Form 10-Q
period 1999-09-30
PRESLEY COMPANIES/NEW
filed 1999-11-15
CIK 1095996

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q
                            ------------------------

      [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

      [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-18001

                             THE PRESLEY COMPANIES*
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    DELAWARE                                        33-0864902
           (STATE OR JURISDICTION OF                             (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)

               19 CORPORATE PLAZA                                     92660
           NEWPORT BEACH, CALIFORNIA                                (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (949) 640-6400
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                 NOT APPLICABLE
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                         IF CHANGED SINCE LAST REPORT)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            YES [ ]          NO [X]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                                  OUTSTANDING AT
                   CLASS OF COMMON STOCK                        NOVEMBER 12, 1999
                   ---------------------                        ------------------
Common stock, par value $.01                                        10,439,135

-------------------------
* The Presley Companies, a Delaware corporation ("Old Presley"), on November 11, 1999 merged with and into Presley Merger Sub. Inc., a wholly owned subsidiary with Presley Merger Sub, Inc. being the surviving corporation and changing its name to "The Presley Companies." On that date, Presley Merger Sub, Inc. became the successor registrant to Old Presley.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             THE PRESLEY COMPANIES

                                     INDEX

                                                                         PAGE NO.
                                                                         --------
  PART I. FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS:

           Consolidated Balance Sheets -- September 30, 1999 and
             December 31, 1998.........................................      3

           Consolidated Statements of Operations -- Three and Nine
             Months Ended September 30, 1999 and 1998..................      4

           Consolidated Statement of Stockholders' Equity -- Nine
             Months Ended September 30, 1999...........................      5

           Consolidated Statements of Cash Flows -- Nine Months Ended
             September 30, 1999 and 1998...............................      6

           Notes to Consolidated Financial Statements..................      7

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS.................................     22

  ITEM 3.  NOT APPLICABLE.

  PART II. OTHER INFORMATION...........................................     33

  SIGNATURES...........................................................     35

     As more fully described in Part I -- Item 2 on November 11, 1999, The Presley Companies, a Delaware corporation ("Old Presley"), merged with and into Presley Merger Sub, Inc., a wholly owned subsidiary ("New Presley") with New Presley being the surviving corporation and changing its name to "The Presley Companies." On that date, New Presley became the successor registrant to Old Presley.

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                             THE PRESLEY COMPANIES

                          CONSOLIDATED BALANCE SHEETS
         (IN THOUSANDS EXCEPT NUMBER OF SHARES AND PAR VALUE PER SHARE)
                                (NOTES 2 AND 3)

                                     ASSETS

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1999             1998
                                                              -------------    ------------
                                                               (UNAUDITED)
Cash and cash equivalents...................................    $  7,223        $  23,955
Receivables.................................................      17,087            8,613
Real estate inventories.....................................     164,777          174,502
Investments in and advances to unconsolidated joint
  ventures -- Note 4........................................      36,632           30,462
Property and equipment, less accumulated depreciation of
  $4,023 and $3,156 at September 30, 1999 and December 31,
  1998, respectively........................................       2,259            2,912
Deferred loan costs.........................................       2,204            3,381
Other assets................................................       5,325            2,579
                                                                --------        ---------
                                                                $235,507        $ 246,404
                                                                ========        =========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable............................................    $ 20,692        $  17,364
Accrued expenses............................................      23,839           27,823
Notes payable...............................................      35,271           55,393
12 1/2% Senior Notes due 2001 -- Notes 5 and 6..............     120,000          140,000
                                                                --------        ---------
                                                                 199,802          240,580
                                                                --------        ---------

Stockholders' equity -- Notes 1 and 3
  Common stock, par value $.01 per share; 30,000,000 shares
     authorized; 10,439,135 shares issued and outstanding at
     September 30, 1999 and December 31, 1998,
     respectively...........................................         104              104
  Additional paid-in capital................................     120,955          116,667
  Accumulated deficit from January 1, 1994..................     (85,354)        (110,947)
                                                                --------        ---------
                                                                  35,705            5,824
                                                                --------        ---------
                                                                $235,507        $ 246,404
                                                                ========        =========

                            See accompanying notes.

                             THE PRESLEY COMPANIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS EXCEPT PER COMMON SHARE AMOUNTS)
                                  (UNAUDITED)
                                (NOTES 2 AND 3)

                                                 THREE MONTHS ENDED       NINE MONTHS ENDED
                                                   SEPTEMBER 30,            SEPTEMBER 30,
                                                --------------------    ----------------------
                                                  1999        1998        1999         1998
                                                --------    --------    ---------    ---------
Sales
Homes.........................................  $ 87,630    $ 89,319    $ 261,686    $ 225,592
  Lots, land and other........................       733         190        4,689       10,925
                                                --------    --------    ---------    ---------
                                                  88,363      89,509      266,375      236,517
                                                --------    --------    ---------    ---------

Operating costs
  Cost of sales -- homes......................   (72,071)    (75,197)    (216,188)    (194,194)
  Cost of sales -- lots, land and other.......    (1,072)     (1,227)      (4,813)     (11,378)
  Sales and marketing.........................    (4,198)     (5,385)     (12,658)     (15,180)
  General and administrative..................    (4,944)     (3,188)     (12,817)     (10,144)
                                                --------    --------    ---------    ---------
                                                 (82,285)    (84,997)    (246,476)    (230,896)
                                                --------    --------    ---------    ---------
Equity in income of unconsolidated joint
  ventures....................................     7,414         501       12,278          346
                                                --------    --------    ---------    ---------
Operating income..............................    13,492       5,013       32,177        5,967
Interest expense, net of amounts
  capitalized.................................      (883)     (2,180)      (4,554)      (7,073)
Financial advisory expenses -- Note 2.........      (917)         --       (2,197)          --
Other income (expense), net...................       825         669        2,366        1,638
                                                --------    --------    ---------    ---------
Income before income taxes and extraordinary
  item........................................    12,517       3,502       27,792          532
(Provision) credit for income taxes...........    (1,797)       (203)      (3,988)         160
                                                --------    --------    ---------    ---------
Income before extraordinary item..............    10,720       3,299       23,804          692
Extraordinary item -- gain from retirement of
  debt, net of applicable income taxes -- Note
  6...........................................        --          --        1,789          522
                                                --------    --------    ---------    ---------
Net income....................................  $ 10,720    $  3,299    $  25,593    $   1,214
                                                ========    ========    =========    =========
Basic and diluted earnings per common share
  -- Notes 1 and 3:
  Before extraordinary item...................  $   1.03    $   0.32    $    2.28    $    0.07
  Extraordinary item..........................        --          --         0.17         0.05
                                                --------    --------    ---------    ---------
  After extraordinary item....................  $   1.03    $   0.32    $    2.45    $    0.12
                                                ========    ========    =========    =========

                            See accompanying notes.

                             THE PRESLEY COMPANIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 1999
                                 (IN THOUSANDS)
                                  (UNAUDITED)
                                (NOTES 2 AND 3)

                                                         OLD PRESLEY
                                            --------------------------------------
                           NEW PRESLEY                   COMMON STOCK
                         ----------------   --------------------------------------                  ACCUMULATED
                           COMMON STOCK         SERIES A             SERIES B         ADDITIONAL    DEFICIT FROM
                         ----------------   -----------------    -----------------     PAID-IN       JANUARY 1,
                         SHARES    AMOUNT   SHARES     AMOUNT    SHARES     AMOUNT     CAPITAL          1994         TOTAL
                         ------    ------   -------    ------    -------    ------    ----------    ------------    -------
Balance -- December 31,
  1998 as previously
  reported.............      --     $ --     34,793    $ 348      17,403    $ 174      $116,249      $(110,947)     $ 5,824
Adjustment for
retroactive effect of
merger with wholly-
owned subsidiary and
conversion of each
share of Series A and
Series B common stock
into 0.2 common share
of the surviving
company -- Note 3......  10,439      104    (34,793)    (348)    (17,403)    (174)          418             --           --
                         ------     ----    -------    -----     -------    -----      --------      ---------      -------
Balance -- December 31,
  1998, as adjusted....  10,439      104         --       --          --       --       116,667       (110,947)       5,824
Net income.............                          --       --          --       --            --         25,593       25,593
Income tax benefits
  relating to temporary
  differences existing
  prior to the quasi-
  reorganization --
  Note 1...............      --       --         --       --          --       --         4,288             --        4,288
                         ------     ----    -------    -----     -------    -----      --------      ---------      -------
Balance -- September
  30, 1999.............  10,439     $104         --    $  --          --    $  --      $120,955      $ (85,354)     $35,705
                         ======     ====    =======    =====     =======    =====      ========      =========      =======

                            See accompanying notes.

                             THE PRESLEY COMPANIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)
                                (NOTES 2 AND 3)

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                                1999         1998
                                                              ---------    --------
Cash flows from operating activities
Net income..................................................  $  25,593    $  1,214
  Adjustments to reconcile net income to net cash provided
     by operating activities
     Depreciation and amortization..........................        879         811
     Equity in income of unconsolidated joint ventures......    (12,278)       (346)
     Extraordinary gain on repurchase of Senior Notes.......     (2,089)       (885)
     Provision for income taxes.............................      4,288         203
     Net changes in operating assets and liabilities:
       Other receivables....................................     (2,870)     (2,576)
       Real estate inventories..............................     16,940       4,377
       Deferred loan costs..................................        966      (1,069)
       Other assets.........................................     (2,746)     (1,083)
       Accounts payable.....................................      3,328       7,643
       Accrued expenses.....................................     (3,984)     (5,709)
                                                              ---------    --------
  Net cash provided by operating activities.................     28,027       2,580
                                                              ---------    --------

Cash flows from investing activities
  Investments in and advances to unconsolidated joint
     ventures...............................................      6,108     (11,560)
  Proceeds from contribution of land to joint venture.......         --      25,431
  Issuance of notes receivable..............................    (34,242)         --
  Principal payments on notes receivable....................     28,638         708
  Property and equipment, net...............................       (226)       (501)
                                                              ---------    --------
  Net cash provided by investing activities.................        278      14,078
                                                              ---------    --------

Cash flows from financing activities
  Proceeds from borrowing on notes payable..................    123,368      92,577
  Principal payments on notes payable.......................   (150,705)    (87,719)
  Purchase of 12 1/2% Senior Notes..........................    (17,700)    (18,825)
                                                              ---------    --------
  Net cash used in financing activities.....................    (45,037)    (13,967)
                                                              ---------    --------
Net increase (decrease) in cash and cash equivalents........    (16,732)      2,691
Cash and cash equivalents -- beginning of period............     23,955       4,569
                                                              ---------    --------
Cash and cash equivalents -- end of period..................  $   7,223    $  7,260
                                                              =========    ========

Supplemental disclosures of cash flow information
  Cash paid during the period for interest, net of amounts
     capitalized............................................  $   9,633    $ 13,458
                                                              =========    ========
  Issuance of notes payable for land acquisitions...........  $   7,215    $  2,748
                                                              =========    ========

                            See accompanying notes.

                             THE PRESLEY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

     The unaudited consolidated financial statements of The Presley Companies (the "Company" or "Presley") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements included herein should be read in conjunction with the Company's Annual Report on Form 10-K/A for the year ended December 31, 1998.

     The interim consolidated financial statements have been prepared in accordance with the Company's customary accounting practices. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a presentation in accordance with generally accepted accounting principles have been included. Operating results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

     The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries and joint ventures. Investments in joint ventures in which the Company has a 50% or less ownership interest are accounted for using the equity method. The accounting policies of the joint ventures are substantially the same as those of the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information ("Statement No. 131"). Statement No. 131 establishes new standards for segment reporting which are based on the way management organizes segments within the Company for making operating decisions and assessing performance. The adoption of Statement No. 131 did not affect the results of operations or financial position of the Company.

     The Company designs, constructs and sells a wide range of homes designed to meet the specific needs of each of its markets. For internal reporting purposes, the Company is organized into six geographic home building regions and its mortgage operations. Because each of the Company's geographic home building regions has similar economic characteristics, housing products and class of prospective buyers, the geographic home building regions have been aggregated into a single home building segment. Mortgage company operations did not meet the materiality thresholds which would require disclosure under Statement No. 131 for the three and nine months ended September 30, 1999 and 1998, and accordingly, are not separately reported.

     The Company evaluates performance and allocates resources primarily on the operating income of individual home building projects. Operating income is defined by the Company as sales of homes, lots and land; less cost of sales, impairment losses on real estate, selling and marketing, and general and administrative expenses. Accordingly, operating income excludes certain expenses included in the determination of net income. Operating income from home building operations, including income from the Company's investment in unconsolidated joint ventures, totaled $13.5 million and $5.0 million for the three months ended September 30, 1999 and 1998, respectively, and $32.2 million and $6.0 million for the nine months ended September 30, 1999 and 1998, respectively. All other segment measurements are disclosed in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1998.

     All revenues are from external customers and no revenues are generated from transactions with other segments. There were no customers that contributed 10% or more of the Company's total revenues during the three and nine months ended September 30, 1999 and 1998.

                             THE PRESLEY COMPANIES

                                  (UNAUDITED)

     Earnings per share amounts for all periods presented conform to Financial Accounting Standards Board Statement No. 128, Earnings Per Share. Basic and diluted earnings per common share for the three and nine months ended September 30, 1999 and 1998 are based on 10,439,135 shares of common stock outstanding, after adjustment for the retroactive effect of the merger with a wholly-owned subsidiary and the conversion of each share of previously outstanding Series A and Series B common stock into 0.2 common share of the surviving company, as described in Note 3.

     The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities as of September 30, 1999 and December 31, 1998 and revenues and expenses for the periods presented. Accordingly, actual results could differ materially from those estimates in the near-term.

     Effective as of January 1, 1994, the Company completed a capital restructuring and quasi-reorganization. The quasi-reorganization resulted in the adjustment of assets and liabilities to estimated fair values and the elimination of an accumulated deficit effective January 1, 1994. Income tax benefits resulting from the utilization of net operating loss and other carryforwards existing at January 1, 1994 and temporary differences existing prior to or resulting from the quasi-reorganization, are excluded from the results of operations and credited to paid-in capital. During the three and nine months ended September 30, 1999 income tax benefits of $1,797,000 and $4,288,000, respectively, were excluded from results of operations and credited to paid-in capital.

NOTE 2 -- COMPANY ACQUIRES SUBSTANTIALLY ALL OF THE ASSETS OF WILLIAM LYON HOMES, INC.

     On November 5, 1999, the Company acquired substantially all of the assets of William Lyon Homes, Inc. ("William Lyon Homes") in accordance with a Purchase Agreement executed on October 7, 1999 for a cash purchase price of approximately $43,000,000 and the assumption of substantially all of the liabilities of William Lyon Homes. The acquisition will be accounted for as a purchase and, accordingly, the purchase price will be allocated based on the fair value of the assets and liabilities acquired, with the excess of the purchase price over the net assets acquired reflected as goodwill to be amortized on a straight-line basis over an estimated useful life of seven years. William Lyon Homes, which is owned by William Lyon and his son, William H. Lyon, is a California-based homebuilder and real estate developer with projects currently under development in Northern and Southern California. William Lyon is Chairman of the Board of William Lyon Homes and also Chairman of the Board of Presley.

     In connection with the purchase by the Company of substantially all of the assets of William Lyon Homes, as described in the preceding paragraph and prior to the effectiveness of the merger as described below, William Lyon and his son, William H. Lyon, acquired (1) 5,741,454 shares of the Company's Series A Common Stock for $0.655 per share in a tender offer for the purchase of up to 10,678,792 shares of the Company Series A Common Stock which closed on November 5, 1999 and (2) 14,372,150 shares of the Company's Series B Common Stock for $0.655 per share under agreements with certain holders of the Company's Series B Common Stock which closed on November 8, 1999. On November 5, 1999 William Lyon and the Company cancelled all of William Lyon's outstanding options to purchase 750,000 shares of the Company's Series A Common Stock. The completion of these transactions, together with the previous disposition on August 12, 1999 of 3,000,000 shares by William Lyon and William H. Lyon, resulted in William Lyon and a trust of which William H. Lyon is a beneficiary owning approximately 49.9% of the Company's outstanding Common Stock.

     A Special Committee of independent directors of the Company's Board of Directors approved the Purchase Agreement and the transactions contemplated thereby after receiving an opinion from Warburg Dillon Read LLC to the effect that after giving effect to the asset acquisition, tender offer, the merger and the Series B stock purchase agreements, the shares of common stock to be issued in the merger to the Company's

                             THE PRESLEY COMPANIES

                                  (UNAUDITED)

stockholders and/or, to the extent that any holders of Series A Common Stock (other than the Lyons and the Series B stockholders which have entered into Series B Stock Purchase Agreements) tenders shares, the cash that may be received by each such tendering holder, subject to the proration provisions of the tender offer, is fair to the holders of the Series A Common Stock (other than the Lyons and those holders of Series B Common Stock) from a financial point of view. The Special Committee's approval was also made after receiving an opinion from Houlihan Lokey Howard & Zukin Financial Advisors, Inc. as to the fairness of the consideration to be paid by the Company in connection with the purchase of assets from William Lyon Homes. The closing of the purchase of assets under the Purchase Agreement was made after receiving an opinion from Houlihan Lokey as to the solvency of the Company after consummation of the transactions contemplated in the Purchase Agreement.

     In connection with these events, the Company has incurred costs of approximately $917,000 and $2,197,000 for the three and nine months ended September 30, 1999, respectively, which are reflected in the Consolidated Statement of Operations as financial advisory expenses.

NOTE 3 -- COMPANY MERGES WITH AND INTO WHOLLY-OWNED SUBSIDIARY

     On November 5, 1999 at a Special Meeting of Holders of Common Stock, the Holders of Common Stock approved a proposal to adopt a certificate of ownership and merger pursuant to which the Company would merge with and into Presley Merger Sub, Inc., a newly-formed Delaware corporation and wholly owned subsidiary of the Company, with Presley Merger Sub, Inc. being the surviving corporation. In the merger, each outstanding share of common stock of the Company is exchangeable for 0.2 share of common stock of Presley Merger Sub, Inc. In the merger, the surviving corporation will be named "The Presley Companies". On November 11, 1999, the certificate of ownership and merger was filed in the State of Delaware and the merger became effective. Beginning on November 11, 1999, the shares of the surviving company (now "The Presley Companies") commenced trading on the New York Stock Exchange under the symbol "PDC."

     The principal purpose of the merger is to help preserve the Company's substantial net operating loss carryforwards and other tax benefits for use in offsetting future taxable income or income tax by decreasing, but not eliminating, the risk of an "ownership change" for federal income tax purposes. This is being accomplished by imposing certain restrictions on the transfer of the surviving company's stock.

     The Company's future use of tax carryforwards would be severely limited if there were an "ownership change," as defined by the applicable tax laws and regulations, over any three-year period. While the Company believes an "ownership change" has not occurred since 1994, there is a risk that future shifts in ownership, primarily involving present or future holders of 5% or more of the Company's shares, could result in an "ownership change" as calculated for federal income tax purposes.

     Generally, the Company had no control over purchases or sales by investors who acquire 5% or more of its shares. However, the merger is intended to reduce the risk of an "ownership change" occurring by restricting certain transfers of the surviving company's stock.

     In general, the transfer restrictions prohibit, without prior approval of the board of directors of the surviving company, the direct or indirect disposition or acquisition of any stock of the surviving company by or to any holder who owns or would so own upon the acquisition (either directly or through the tax attribution rules) 5% or more of the surviving company's stock.

     These restrictions are intended to bind all holders of shares of the Company's common stock outstanding at the effective time of the merger. The transfer restrictions on the shares of the surviving company will remain in effect for at least three years unless the surviving company's board determines that they are no longer needed to preserve the company's tax benefits.

                             THE PRESLEY COMPANIES

                                  (UNAUDITED)

     The surviving company has substantially the same financial position as that of the Company immediately before the merger (the merger took effect after consummation of the transactions contemplated in the Purchase Agreement with William Lyon Homes -- see Note 2). Except for the transfer restrictions and the elimination of provisions dividing the common stock into two series, the new shares of common stock issued by the surviving company in the merger will have terms substantially similar to the old shares of common stock.

NOTE 4 -- INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED JOINT VENTURES

     The Company and certain of its subsidiaries are general partners or members in thirteen joint ventures involved in the development and sale of residential projects. Such joint ventures are 50% or less owned and, accordingly, the financial statements of such joint ventures are not consolidated with the Company's financial statements. The Company's investments in unconsolidated joint ventures are accounted for using the equity method. Condensed combined financial information of these joint ventures as of September 30, 1999 and December 31, 1998 and for the three and nine months ended September 30, 1999 and 1998 is summarized as follows:

                       CONDENSED COMBINED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                             SEPTEMBER 30,    DECEMBER 31,
                                                                 1999             1998
                                                             -------------    ------------
                                          ASSETS

Cash and cash equivalents..................................    $  1,821         $    304
Receivables................................................       1,083              851
Real estate inventories....................................     158,131          168,417
Other assets...............................................         504            1,034
                                                               --------         --------
                                                               $161,539         $170,606
                                                               ========         ========

                             LIABILITIES AND OWNERS' CAPITAL

Accounts payable...........................................    $  8,846         $  6,453
Accrued expenses...........................................       5,245            2,098
Notes payable..............................................      26,663           29,024
Advances from The Presley Companies and subsidiaries.......         743              655
                                                               --------         --------
                                                                 41,497           38,230
                                                               --------         --------
Owners' capital
  The Presley Companies and subsidiaries...................      35,889           29,807
  Others...................................................      84,153          102,569
                                                               --------         --------
                                                                120,042          132,376
                                                               --------         --------
                                                               $161,539         $170,606
                                                               ========         ========

                             THE PRESLEY COMPANIES

                                  (UNAUDITED)

                  CONDENSED COMBINED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                            THREE MONTHS ENDED      NINE MONTHS ENDED
                                               SEPTEMBER 30,          SEPTEMBER 30,
                                            -------------------    -------------------
                                              1999       1998        1999       1998
                                            --------    -------    --------    -------
Sales
Homes.....................................  $ 52,577    $ 8,976    $123,113    $10,695
Operating costs
  Cost of sales -- homes..................   (39,764)    (7,437)    (97,359)    (9,005)
  Sales and marketing.....................    (1,469)      (593)     (4,038)      (926)
                                            --------    -------    --------    -------
Operating income..........................    11,344        946      21,716        764
Other income, net.........................       192         51         414         71
                                            --------    -------    --------    -------
Net income (loss).........................  $ 11,536    $   997    $ 22,130    $   835
                                            ========    =======    ========    =======
Allocation to owners
  The Presley Companies and
     subsidiaries.........................  $  7,414    $   501    $ 12,278    $   346
  Others..................................     4,122        496       9,852        489
                                            --------    -------    --------    -------
                                            $ 11,536    $   997    $ 22,130    $   835
                                            ========    =======    ========    =======

     Based upon current estimates, substantially all future development and construction costs will be funded by the Company's venture partners or from the proceeds of non-recourse construction financing obtained by the joint ventures.

NOTE 5 -- 12 1/2% SENIOR NOTES DUE 2001

     In accordance with the bond indenture governing the Company's Senior Notes which are due in 2001, if the Company's Consolidated Tangible Net Worth is less than $60,000,000 for two consecutive fiscal quarters, the Company is required to offer to purchase $20,000,000 in principal amount of the Senior Notes. Because the Company's Consolidated Tangible Net Worth has been less than $60,000,000 beginning with the quarter ended June 30, 1997, the Company would, effective on December 4, 1997, June 4, 1998, December 4, 1998 and June 4, 1999, have been required to make offers to purchase $20,000,000 of the Senior Notes at par plus accrued interest, less the face amount of Senior Notes acquired by the Company after September 30, 1997, March 31, 1998, September 30, 1998 and March 31, 1999, respectively. The Company acquired Senior Notes with a face amount of $20,000,000 after September 30, 1997 and prior to December 4, 1997, again after March 31, 1998 and prior to June 4, 1998, again after September 30, 1998 and prior to December 4, 1998 and again after March 31, 1999 and prior to June 4, 1999, and therefore was not required to make said offers.

     Because the Company's Consolidated Tangible Net Worth was less than $60,000,000 as of September 30, 1999, the Company would, effective on December 4, 1999, be required to make similar offers to purchase $20,000,000 in principal amount of the Senior Notes. In October and November 1999, the Company acquired Senior Notes with a face amount of $16,857,000 and therefore would be required to make such offer to purchase additional Senior Notes with a face amount of $3,143,000 effective on December 4, 1999, unless the Company has acquired such Senior Notes prior to that date.

     Each six months thereafter, until such time as the Company's Consolidated Tangible Net Worth is $60,000,000 or more at the end of a fiscal quarter, the Company will be required to make similar offers to purchase $20,000,000 of Senior Notes. At September 30, 1999, the Company's Consolidated Tangible Net Worth was $33,501,000. The Company's management has previously held discussions, and may in the future

                             THE PRESLEY COMPANIES

                                  (UNAUDITED)

hold discussions, with representatives of certain of the holders of the Senior Notes with respect to modifying this repurchase provision of the bond indenture agreement. To date, no agreement has been reached to modify this repurchase provision. Any such change in the terms or conditions of the bond indenture agreement requires the affirmative vote of at least a majority in principal amount of the Senior Notes outstanding. No assurances can be given that any such change will be made.

     Because of the Company's obligation to offer to purchase $20,000,000 principal amount of the Senior Notes each six months so long as the Company's Consolidated Tangible Net Worth is less than $60,000,000, the Company is restricted in its ability to acquire, hold and develop real estate projects. The Company changed its operating strategy during 1997 to finance certain projects by forming joint ventures with venture partners that would provide a substantial portion of the capital necessary to develop these projects.

     The 12 1/2% Senior Notes due 2001 were offered by The Presley Companies, a Delaware corporation ("Delaware Presley"), and are unconditionally guaranteed on a senior basis by Presley Homes (formerly The Presley Companies), a California corporation and a wholly owned subsidiary of Delaware Presley. However, Presley Homes has granted liens on substantially all of its assets as security for its obligations under the Working Capital Facility and other loans. Because the Presley Homes guarantee is not secured, holders of the Senior Notes are effectively junior to borrowings under the Working Capital Facility with respect to such assets. Delaware Presley and its consolidated subsidiaries are referred to collectively herein as "Presley" or the "Company." Interest on the Senior Notes is payable on January 1 and July 1 of each year, commencing January 1, 1995.

                             THE PRESLEY COMPANIES

                                  (UNAUDITED)

     Supplemental consolidating financial information of the Company, specifically including information for Presley Homes, is presented below. Investments in subsidiaries are presented using the equity method of accounting. Separate financial statements of Presley Homes are not provided, as the consolidating financial information contained herein provides a more meaningful disclosure to allow investors to determine the nature of assets held and the operations of the combined groups.

                          CONSOLIDATING BALANCE SHEET

                               SEPTEMBER 30, 1999
                                 (IN THOUSANDS)

                                                  UNCONSOLIDATED
                                        -----------------------------------
                                        DELAWARE   PRESLEY    NON-GUARANTOR   ELIMINATING   CONSOLIDATED
                                        PRESLEY     HOMES     SUBSIDIARIES      ENTRIES       COMPANY
                                        --------   --------   -------------   -----------   ------------
ASSETS
Cash and cash equivalents.............  $     --   $  5,027      $ 2,196       $      --      $  7,223
Receivables...........................        --      9,701        7,386              --        17,087
Real estate inventories...............        --    159,620        5,157              --       164,777
Investments in and advances to
  unconsolidated joint ventures.......        --      5,031       31,601              --        36,632
Property and equipment, net...........        --      1,990          269              --         2,259
Deferred loan costs...................       986      1,218           --              --         2,204
Other assets..........................        --      5,225          100              --         5,325
Investments in subsidiaries...........    34,658     35,723           --         (70,381)           --
Intercompany receivables..............   126,040      5,979           --        (132,019)           --
                                        --------   --------      -------       ---------      --------
                                        $161,684   $229,514      $46,709       $(202,400)     $235,507
                                        ========   ========      =======       =========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable......................  $     --   $ 20,044      $   648       $      --      $ 20,692
Accrued expenses......................        --     22,337        1,502              --        23,839
Notes payable.........................        --     29,809        5,462              --        35,271
12 1/2% Senior Notes..................   120,000         --           --              --       120,000
Intercompany payables.................     5,979    126,040           --        (132,019)           --
                                        --------   --------      -------       ---------      --------
          Total liabilities...........   125,979    198,230        7,612        (132,019)      199,802
Stockholders' equity..................    35,705     31,284       39,097         (70,381)       35,705
                                        --------   --------      -------       ---------      --------
                                        $161,684   $229,514      $46,709       $(202,400)     $235,507
                                        ========   ========      =======       =========      ========

                             THE PRESLEY COMPANIES

                                  (UNAUDITED)

                          CONSOLIDATING BALANCE SHEET

                               DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                                   UNCONSOLIDATED
                                      -----------------------------------------
                                      DELAWARE                    NON-GUARANTOR   ELIMINATING   CONSOLIDATED
                                      PRESLEY    PRESLEY HOMES    SUBSIDIARIES      ENTRIES       COMPANY
                                      --------   --------------   -------------   -----------   ------------
ASSETS
Cash and cash equivalents...........  $     --      $ 22,605         $ 1,350       $      --      $ 23,955
Receivables.........................        --         7,157           1,456              --         8,613
Real estate inventories.............        --       161,667          12,835              --       174,502
Investments in and advances to
  unconsolidated joint ventures.....        --         3,225          27,237              --        30,462
Property and equipment, net.........        --         2,614             298              --         2,912
Deferred loan costs.................     1,643         1,708              30              --         3,381
Other assets........................        --         2,440             139              --         2,579
Investments in subsidiaries.........     4,369        31,553              --         (35,922)           --
Intercompany receivables............   143,740         3,928              --        (147,668)           --
                                      --------      --------         -------       ---------      --------
                                      $149,752      $236,897         $43,345       $(183,590)     $246,404
                                      ========      ========         =======       =========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable....................  $     --      $ 15,867         $ 1,497       $      --      $ 17,364
Accrued expenses....................        --        25,965           1,858              --        27,823
Notes payable.......................        --        49,736           5,657              --        55,393
12 1/2% Senior Notes................   140,000            --              --              --       140,000
Intercompany payables...............     3,928       143,740              --        (147,668)           --
                                      --------      --------         -------       ---------      --------
          Total liabilities.........   143,928       235,308           9,012        (147,668)      240,580
Stockholders' Equity................     5,824         1,589          34,333         (35,922)        5,824
                                      --------      --------         -------       ---------      --------
                                      $149,752      $236,897         $43,345       $(183,590)     $246,404
                                      ========      ========         =======       =========      ========

                             THE PRESLEY COMPANIES

                                  (UNAUDITED)

                     CONSOLIDATING STATEMENT OF OPERATIONS

                      NINE MONTHS ENDED SEPTEMBER 30, 1999
                                 (IN THOUSANDS)

                                                    UNCONSOLIDATED
                                       -----------------------------------------
                                       DELAWARE                    NON-GUARANTOR   ELIMINATING   CONSOLIDATED
                                       PRESLEY    PRESLEY HOMES    SUBSIDIARIES      ENTRIES       COMPANY
                                       --------   --------------   -------------   -----------   ------------
Sales................................  $    --      $ 214,354        $ 52,021       $     --      $ 266,375
                                       -------      ---------        --------       --------      ---------
Operating costs
  Cost of sales......................       --       (180,446)        (40,555)            --       (221,001)
  Sales and marketing................       --        (10,530)         (2,128)            --        (12,658)
  General and administrative.........       --        (15,305)          2,488             --        (12,817)
                                       -------      ---------        --------       --------      ---------
                                            --       (206,281)        (40,195)            --       (246,476)
                                       -------      ---------        --------       --------      ---------
Income from unconsolidated joint
  ventures...........................       --          1,524          10,754             --         12,278
                                       -------      ---------        --------       --------      ---------
Income from subsidiaries.............   26,001         21,898              --        (47,899)            --
                                       -------      ---------        --------       --------      ---------
Operating income.....................   26,001         31,495          22,580        (47,899)        32,177
Interest expense, net of amounts
  capitalized........................       --         (2,810)         (1,744)            --         (4,554)
Financial advisory expenses..........   (2,197)            --              --             --         (2,197)
Other income (expense), net..........       --            931           1,435             --          2,366
                                       -------      ---------        --------       --------      ---------
Income before income taxes and
  extraordinary item.................   23,804         29,616          22,271        (47,899)        27,792
Provision for income taxes...........       --         (3,988)             --             --         (3,988)
                                       -------      ---------        --------       --------      ---------
Income before extraordinary item.....   23,804         25,628          22,271        (47,899)        23,804
Extraordinary item-gain from
  retirement of debt, net of
  applicable income taxes............    1,789             --              --             --          1,789
                                       -------      ---------        --------       --------      ---------
Net income...........................  $25,593      $  25,628        $ 22,271       $(47,899)     $  25,593
                                       =======      =========        ========       ========      =========

                             THE PRESLEY COMPANIES

                                  (UNAUDITED)

                     CONSOLIDATING STATEMENT OF OPERATIONS

                     THREE MONTHS ENDED SEPTEMBER 30, 1999
                                 (IN THOUSANDS)

                                                    UNCONSOLIDATED
                                       ----------------------------------------
                                       DELAWARE                   NON-GUARANTOR   ELIMINATING   CONSOLIDATED
                                       PRESLEY    PRESLEY HOMES   SUBSIDIARIES      ENTRIES       COMPANY
                                       --------   -------------   -------------   -----------   ------------
Sales................................  $    --      $ 74,828        $ 13,535       $     --       $ 88,363
                                       -------      --------        --------       --------       --------
Operating costs
  Cost of sales......................       --       (62,239)        (10,904)            --        (73,143)
  Sales and marketing................       --        (3,569)           (629)            --         (4,198)
  General and administrative.........       --        (5,872)            928             --         (4,944)
                                       -------      --------        --------       --------       --------
                                            --       (71,680)        (10,605)            --        (82,285)
                                       -------      --------        --------       --------       --------
Income from unconsolidated joint
  ventures...........................       --         1,127           6,287             --          7,414
                                       -------      --------        --------       --------       --------
Income from subsidiaries.............   11,637         9,113              --        (20,750)            --
                                       -------      --------        --------       --------       --------
Operating income.....................   11,637        13,388           9,217        (20,750)        13,492
Interest expense, net of amounts
  capitalized........................       --          (540)           (343)            --           (883)
Financial advisory expenses..........     (917)           --              --             --           (917)
Other income (expense), net..........       --           452             373             --            825
                                       -------      --------        --------       --------       --------
Income before income taxes...........   10,720        13,300           9,247        (20,750)        12,517
Provision for income taxes...........       --        (1,797)             --             --         (1,797)
                                       -------      --------        --------       --------       --------
Net income...........................  $10,720      $ 11,503        $  9,247       $(20,750)      $ 10,720
                                       =======      ========        ========       ========       ========

                             THE PRESLEY COMPANIES

                                  (UNAUDITED)

                     CONSOLIDATING STATEMENT OF OPERATIONS

                      NINE MONTHS ENDED SEPTEMBER 30, 1998
                                 (IN THOUSANDS)

                                                     UNCONSOLIDATED
                                        ----------------------------------------
                                        DELAWARE                   NON-GUARANTOR   ELIMINATING   CONSOLIDATED
                                        PRESLEY    PRESLEY HOMES   SUBSIDIARIES      ENTRIES       COMPANY
                                        --------   -------------   -------------   -----------   ------------
Sales.................................   $   --      $ 162,790       $ 73,727       $     --      $ 236,517
                                         ------      ---------       --------       --------      ---------
Operating costs
  Cost of sales.......................       --       (143,381)       (62,191)            --       (205,572)
  Sales and marketing.................       --        (11,310)        (3,870)            --        (15,180)
  General and administrative..........       --        (10,975)           831             --        (10,144)
                                         ------      ---------       --------       --------      ---------
                                             --       (165,666)       (65,230)            --       (230,896)
                                         ------      ---------       --------       --------      ---------
Income from unconsolidated joint
  ventures............................       --              4            342             --            346
                                         ------      ---------       --------       --------      ---------
Income from subsidiaries..............      692          9,869             --        (10,561)            --
                                         ------      ---------       --------       --------      ---------
Operating income......................      692          6,997          8,839        (10,561)         5,967
Interest expense, net of amounts
  capitalized.........................       --         (6,265)          (808)            --         (7,073)
Other income (expense), net...........       --           (539)         2,177             --          1,638
                                         ------      ---------       --------       --------      ---------
Income before income taxes and
  extraordinary item..................      692            193         10,208        (10,561)           532
Provision for income taxes............       --            160             --             --            160
                                         ------      ---------       --------       --------      ---------
Income before extraordinary item......      692            353         10,208        (10,561)           692
                                         ------      ---------       --------       --------      ---------
Extraordinary item -- gain from
  retirement of debt, net of
  applicable income taxes.............      522             --             --             --            522
                                         ------      ---------       --------       --------      ---------
Net income............................   $1,214      $     353       $ 10,208       $(10,561)     $   1,214
                                         ======      =========       ========       ========      =========

                             THE PRESLEY COMPANIES

                                  (UNAUDITED)

                     CONSOLIDATING STATEMENT OF OPERATIONS

                     THREE MONTHS ENDED SEPTEMBER 30, 1998
                                 (IN THOUSANDS)

                                                     UNCONSOLIDATED
                                        ----------------------------------------
                                        DELAWARE                   NON-GUARANTOR   ELIMINATING   CONSOLIDATED
                                        PRESLEY    PRESLEY HOMES   SUBSIDIARIES      ENTRIES       COMPANY
                                        --------   -------------   -------------   -----------   ------------
Sales.................................   $   --      $ 57,349        $ 32,160        $    --       $ 89,509
                                         ------      --------        --------        -------       --------
Operating costs
  Cost of sales.......................       --       (49,810)        (26,614)            --        (76,424)
  Cost of sales, lots land and
     other............................       --            --              --             --             --
  Impairment loss on real estate
     assets...........................       --            --              --             --             --
  Sales and marketing.................       --        (3,957)         (1,428)            --         (5,385)
  General and administrative..........       --        (3,696)            508             --         (3,188)
                                         ------      --------        --------        -------       --------
                                             --       (57,463)        (27,534)            --        (84,997)
                                         ------      --------        --------        -------       --------
Income (loss) from unconsolidated
  joint ventures......................       --            (1)            502             --            501
                                         ------      --------        --------        -------       --------
Income from subsidiaries..............    3,299         5,187              --         (8,486)            --
                                         ------      --------        --------        -------       --------
Operating income......................    3,299         5,072           5,128         (8,486)         5,013
Interest expense, net of amounts
  capitalized.........................       --        (1,470)           (710)            --         (2,180)
Other income (expense), net...........       --          (301)            970             --            669
                                         ------      --------        --------        -------       --------
Income before income taxes............    3,299         3,301           5,388         (8,486)         3,502
Provision for income taxes............       --          (203)             --             --           (203)
                                         ------      --------        --------        -------       --------
Net income............................   $3,299      $  3,098        $  5,388        $(8,486)      $  3,299
                                         ======      ========        ========        =======       ========

                             THE PRESLEY COMPANIES

                                  (UNAUDITED)

                     CONSOLIDATING STATEMENT OF CASH FLOWS

                      NINE MONTHS ENDED SEPTEMBER 30, 1999
                                 (IN THOUSANDS)

                                                             UNCONSOLIDATED
                                                ----------------------------------------
                                                DELAWARE                   NON-GUARANTOR   ELIMINATING   CONSOLIDATED
                                                PRESLEY    PRESLEY HOMES   SUBSIDIARIES      ENTRIES       COMPANY
                                                --------   -------------   -------------   -----------   ------------
Cash flows from operating activities:
Net income....................................  $ 25,593     $ 25,628        $ 22,271       $(47,899)      $ 25,593

  Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization............        --          809              70             --            879
     Equity in earnings of joint ventures.....        --       (1,524)        (10,754)            --        (12,278)
     Equity in earnings of subsidiaries.......   (26,001)     (21,898)             --         47,899             --
     Extraordinary gain on repurchase of
       Senior Notes...........................    (2,089)          --              --             --         (2,089)
     Provision for income taxes...............        --        4,288              --             --          4,288

     Net changes in operating assets and
       liabilities:
       Other receivables......................        --        3,060          (5,930)            --         (2,870)
       Intercompany receivables/payables......     2,051       (2,051)             --             --             --
       Real estate inventories................        --        9,262           7,678             --         16,940
       Deferred loan costs....................       446          490              30             --            966
       Other assets...........................        --       (2,785)             39             --         (2,746)
       Accounts payable.......................        --        4,177            (849)            --          3,328
       Accrued expenses.......................        --       (3,628)           (356)            --         (3,984)
                                                --------     --------        --------       --------       --------
  Net cash provided by operating activities...        --       15,828          12,199             --         28,027
                                                --------     --------        --------       --------       --------

Cash flows from investing activities:
  Investment in unconsolidated joint
     ventures.................................        --         (282)          6,390             --          6,108
  Issuance of/payments on notes receivable....        --       (5,604)             --             --         (5,604)
  Purchases of property and equipment.........        --         (185)            (41)            --           (226)
  Investment in subsidiaries..................        --       17,728              --        (17,728)            --
  Advances to affiliates......................    17,700           --              --        (17,700)            --
                                                --------     --------        --------       --------       --------
  Net cash provided by investing activities...    17,700       11,657           6,349        (35,428)           278
                                                --------     --------        --------       --------       --------

Cash flows from financing activities:
  Proceeds from borrowings on notes payable...        --       80,307          43,061             --        123,368
  Principal payments on notes payable.........        --     (107,449)        (43,256)            --       (150,705)
  Purchase of 12 1/2% Senior Notes............   (17,700)          --              --             --        (17,700)
  Distributions to/contributions from
     shareholders.............................        --         (221)        (17,507)        17,728             --
  Advances from affiliates....................        --      (17,700)             --         17,700             --
                                                --------     --------        --------       --------       --------
  Net cash used in financing activities.......   (17,700)     (45,063)        (17,702)        35,428        (45,037)
                                                --------     --------        --------       --------       --------
Net increase (decrease) in cash and cash
  equivalents.................................        --      (17,578)            846             --        (16,732)
Cash and cash equivalents at beginning of
  period......................................        --       22,605           1,350             --         23,955
                                                --------     --------        --------       --------       --------
Cash and cash equivalents at end of period....  $     --     $  5,027        $  2,196       $     --       $  7,223
                                                ========     ========        ========       ========       ========

                             THE PRESLEY COMPANIES

                                  (UNAUDITED)

                     CONSOLIDATING STATEMENT OF CASH FLOWS

                      NINE MONTHS ENDED SEPTEMBER 30, 1998
                                 (IN THOUSANDS)

                                                               UNCONSOLIDATED
                                                  ----------------------------------------
                                                  DELAWARE                   NON-GUARANTOR   ELIMINATING   CONSOLIDATED
                                                  PRESLEY    PRESLEY HOMES   SUBSIDIARIES      ENTRIES       COMPANY
                                                  --------   -------------   -------------   -----------   ------------
Cash flows from operating activities:
Net income......................................  $  1,214     $    353        $ 10,208       $(10,561)      $  1,214

  Adjustments to reconcile net income to net
    cash provided by (used in) operating
    activities:
    Depreciation and amortization...............        --          765              46             --            811
    Equity in earnings of joint ventures........        --           (4)           (342)            --           (346)
    Equity in earnings of subsidiaries..........      (692)      (9,869)             --         10,561             --
    Extraordinary gain on repurchase of Senior
      Notes.....................................      (885)          --              --             --           (885)
    Provision for income taxes..................        --          203              --             --            203

    Net changes in operating assets and
      liabilities:
      Other receivables.........................        --       (3,448)            872             --         (2,576)
      Intercompany receivables/payables.........      (239)         239              --             --             --
      Real estate inventories...................        --          555           3,822             --          4,377
      Deferred loan costs.......................       602       (1,614)            (57)            --         (1,069)
      Other assets..............................        --       (1,089)              6             --         (1,083)
      Accounts payable..........................        --        7,350             293             --          7,643
      Accrued expenses..........................        --       (7,226)          1,517             --         (5,709)
                                                  --------     --------        --------       --------       --------
  Net cash provided by (used in) operating
    activities..................................        --      (13,785)         16,365             --          2,580
                                                  --------     --------        --------       --------       --------

Cash flows from investing activities:
  Investment in unconsolidated joint ventures...        --        2,475         (14,035)            --        (11,560)
  Proceeds from contribution of land to joint
    venture.....................................        --       25,431              --             --         25,431
  Issuance of/payments on notes receivable......        --          708              --             --            708
  Purchases of property and equipment...........        --         (396)           (105)            --           (501)
  Investment in subsidiaries....................        --        1,517              --         (1,517)            --
  Advances to affiliates........................    18,825           --              --        (18,825)            --
                                                  --------     --------        --------       --------       --------
  Net cash provided by (used in) investing
    activities..................................    18,825       29,735         (14,140)       (20,342)        14,078
                                                  --------     --------        --------       --------       --------
Cash flows from financing activities:
  Proceeds from borrowings on notes payable.....        --       64,000          28,577             --         92,577
  Principal payments on notes payable...........        --      (59,372)        (28,347)            --        (87,719)
  Purchase of 12 1/2% Senior Notes..............   (18,825)          --              --             --        (18,825)
  Distributions to/contributions from
    shareholders................................        --          219          (1,736)         1,517             --
  Advances from affiliates......................        --      (18,825)             --         18,825             --
                                                  --------     --------        --------       --------       --------
  Net cash used in financing activities.........   (18,825)     (13,978)         (1,506)        20,342        (13,967)
                                                  --------     --------        --------       --------       --------
Net increase in cash and cash equivalents.......        --        1,972             719             --          2,691
Cash and cash equivalents at beginning of
  period........................................        --        4,377             192             --          4,569
                                                  --------     --------        --------       --------       --------
Cash and cash equivalents at end of period......  $     --     $  6,349        $    911       $     --       $  7,260
                                                  ========     ========        ========       ========       ========

                             THE PRESLEY COMPANIES

                                  (UNAUDITED)

NOTE 6 -- GAIN FROM RETIREMENT OF DEBT

     In April 1999, the Company purchased $20,000,000 principal amount of its outstanding Senior Notes at a cost of $17,700,000. The net gain from the purchase was $1,789,000, after giving effect to income taxes of $300,000 and amortization of related deferred loan costs of $211,000. Such gain is reflected as an extraordinary item in the Company's results of operations for the nine months ended September 30, 1999.

     In October and November 1999, the Company purchased $16,857,000 principal amount of its outstanding Senior Notes at a cost of $14,871,000. The net gain resulting from the purchase was $1,583,000, after giving effect to income taxes of $265,000 and amortization of related deferred loan costs of $138,000. Such gain will be reflected as an extraordinary item in the Company's results of operations for the fourth quarter ending December 31, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             THE PRESLEY COMPANIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

     The following discussion of results of operations and financial condition should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1, as well as the information presented in the Annual Report on Form 10-K/A for the year ended December 31, 1998.

GENERAL OVERVIEW

     The Company was involved in a series of transactions in early November 1999, including the asset purchase pursuant to the Purchase Agreement, the tender offer, and the merger with and into its wholly-owned subsidiary Presley Merger Sub, Inc. On November 11, 1999, the effective time of the merger, Presley Merger Sub, Inc., as the surviving corporation changed its name to "The Presley Companies." As a result of the merger and the 1 for 5 exchange ratio, the 52,195,678 outstanding shares of Series A Common and Series B Common Stock of the Company were converted into 10,439,135 shares of Common Stock of the surviving company.

     On November 5, 1999, the Company acquired substantially all of the assets of William Lyon Homes, Inc. ("William Lyon Homes") in accordance with a Purchase Agreement executed on October 7, 1999 for a cash purchase price of approximately $43,000,000 and the assumption of substantially all of the liabilities of William Lyon Homes. The acquisition will be accounted for as a purchase and, accordingly, the purchase price will be allocated based on the fair value of the assets and liabilities acquired, with the excess of the purchase price over the net assets acquired reflected as goodwill to be amortized on a straight-line basis over an estimated useful life of seven years. William Lyon Homes, which is owned by William Lyon and his son, William H. Lyon, is a California-based homebuilder and real estate developer with projects currently under development in Northern and Southern California. William Lyon is Chairman of the Board of William Lyon Homes and also Chairman of the Board of Presley.

     In connection with the purchase by the Company of substantially all of the assets of William Lyon Homes, as described in the preceding paragraph and prior to the effectiveness of the merger as described below, William Lyon and his son, William H. Lyon, acquired (1) 5,741,454 shares of the Company's Series A Common Stock for $0.655 per share in a tender offer for the purchase of up to 10,678,792 shares of the Company's Series A Common Stock which closed on November 5, 1999 and (2) 14,372,150 shares of the Company's Series B Common Stock for $0.655 per share under agreements with certain holders of the Company's Series B Common Stock which closed on November 8, 1999. On November 5, 1999 William Lyon and the Company cancelled all of William Lyon's outstanding options to purchase 750,000 shares of the Company's Series A Common Stock. The completion of these transactions, together with the previous disposition on August 12, 1999 of 3,000,000 shares by William Lyon and William H. Lyon, resulted in William Lyon and a trust of which William H. Lyon is a beneficiary owning approximately 49.9% of the Company's outstanding Common Stock.

     A Special Committee of independent directors of the Company's Board of Directors approved the Purchase Agreement and the transactions contemplated thereby after receiving an opinion from Warburg Dillon Read LLC to the effect that after giving effect to the asset acquisition, tender offer, the merger and the Series B stock purchase agreements, the shares of common stock to be issued in the merger to the Company's stockholders and/or, to the extent that any holders of Series A Common Stock (other than the Lyons and the Series B stockholders which have entered into Series B Stock Purchase Agreements) tenders shares, the cash that may be received by each such tendering holder, subject to the proration provisions of the tender offer, is fair to the holders of the Series A Common Stock (other than the Lyons and those holders of Series B Common Stock) from a financial point of view. The Special Committee's approval was also made after receiving an opinion from Houlihan Lokey Howard & Zukin Financial Advisors, Inc. as to the fairness of the consideration to be paid by the Company in connection with the purchase of assets from William Lyon

Homes. The closing of the purchase of assets under the Purchase Agreement was made after receiving an opinion from Houlihan Lokey as to the solvency of the Company after consummation of the transactions contemplated in the Purchase Agreement.

     In connection with these events, the Company has incurred costs of approximately $0.9 million and $2.2 million for the three and nine months ended September 30, 1999, respectively, which are reflected in the Consolidated Statement of Operations as financial advisory expenses.

     In accordance with the bond indenture governing the Company's Senior Notes which are due in 2001, if the Company's Consolidated Tangible Net Worth is less than $60 million for two consecutive fiscal quarters, the Company is required to offer to purchase $20 million in principal amount of the Senior Notes. Because the Company's Consolidated Tangible Net Worth has been less than $60 million beginning with the quarter ended June 30, 1997, the Company would, effective on December 4, 1997, June 4, 1998, December 4, 1998 and June 4, 1999, have been required to make offers to purchase $20 million of the Senior Notes at par plus accrued interest, less the face amount of Senior Notes acquired by the Company after September 30, 1997, March 31, 1998, September 30, 1998 and March 31, 1999, respectively. The Company acquired Senior Notes with a face amount of $20 million after September 30, 1997 and prior to December 4, 1997, again after March 31, 1998 and prior to June 4, 1998, again after September 30, 1998 and prior to December 4, 1998 and again after March 31, 1999 and prior to June 4, 1999, and therefore was not required to make said offers.

     Because the Company's Consolidated Tangible Net Worth was less than $60.0 million as of September 30, 1999, the Company would, effective on December 4, 1999, be required to make similar offers to purchase $20.0 million in principal amount of the Senior Notes. In October and November 1999, the Company acquired Senior Notes with a face amount of $16.9 million and therefore would be required to make such offer to purchase additional Senior Notes with a face amount of $3.1 million effective on December 4, 1999, unless the Company has acquired such Senior Notes prior to that date.

     Each six months thereafter, until such time as the Company's Consolidated Tangible Net Worth is $60 million or more at the end of a fiscal quarter, the Company will be required to make similar offers to purchase $20 million of Senior Notes. At September 30, 1999, the Company's Consolidated Tangible Net Worth was $33.5 million. The Company's management has previously held discussions, and may in the future hold discussions, with representatives of certain of the holders of the Senior Notes with respect to modifying this repurchase provision of the bond indenture agreement. To date, no agreement has been reached to modify this repurchase provision. Any such change in the terms or conditions of the bond indenture agreement requires the affirmative vote of at least a majority in principal amount of the Senior Notes outstanding. No assurances can be given that any such change will be made.

     As more fully discussed under Working Capital Facility, on July 6, 1998 the Company completed an agreement with the Agent of its existing lender group under its Working Capital Facility to (1) extend this loan facility to May 20, 2001,
(2) increase the loan commitment to $100 million, and (3) decrease the fees and costs compared to the prior revolving facility. In connection with the merger, the Company amended its Working Capital Facility on October 27, 1999, pursuant to which the lender consented to the merger and made other modifications to the provisions of the Working Capital Facility in connection with the Purchase Agreement.

     Because of the Company's obligation to offer to purchase $20 million of the Senior Notes each six months so long as the Company's Consolidated Tangible Net Worth is less than $60 million, the Company is restricted in its ability to acquire, hold and develop real estate projects. The Company changed its operating strategy during 1997 to finance certain projects by forming joint ventures with venture partners that would provide a substantial portion of the capital necessary to develop these projects. The Company believes that the use of joint venture partnerships will better enable it to reduce its capital investment and risk in the highly capital intensive California markets, as well as to repurchase the Company's Senior Notes as described above. The Company does not contemplate any change in this operating strategy in connection with the transactions with William Lyon Homes as described above. The Company would generally receive, after priority returns and capital distributions to its partners, approximately 50% of the profits and losses, and cash flows from these joint ventures.

     As of September 30, 1999, the Company and certain of its subsidiaries are general partners or members in thirteen joint ventures involved in the development and sale of residential projects. Such joint ventures are 50% or less owned and, accordingly, the financial statements of such joint ventures are not consolidated with the Company's financial statements. The Company's investments in unconsolidated joint ventures are accounted for using the equity method. See Note 4 of "Notes to Consolidated Financial Statements" for condensed combined financial information for these joint ventures. Based upon current estimates, all future development and construction costs will be funded by the Company's venture partners or from the proceeds of non-recourse construction financing obtained by the joint ventures.

     Based on information currently available to it at December 31, 1998, the Company had a net operating loss carryforward for Federal tax purposes of approximately $126.2 million, of which $5.1 million expires in 2007, $17.5 million expires in 2008, $27.4 million expires in 2009, $35.8 million expires in 2010, $13.7 million expires in 2011, $16.4 million expires in 2012 and $10.3 million expires in 2018 (included in the $126.2 million is $33.1 million of net operating loss carryforward that is limited due to a prior ownership change). The Company's ability to utilize the tax benefits associated with its net operating loss carryforward will depend upon the amount of its otherwise taxable income and may be limited in the event of an "ownership change" under federal tax laws and regulations. The Company presently cannot prohibit such ownership changes from occurring and the restrictions on transfer imposed by the merger will only reduce the possibility of an ownership change from occurring. In addition, the amount of net operating loss carryforward has not been audited or otherwise validated by the Internal Revenue Service and may be challenged.

     The ability of the Company to meet its obligations on its indebtedness will depend to a large degree on its future performance which in turn will be subject, in part, to factors beyond its control, such as prevailing economic conditions, mortgage and other interest rates, competition, construction defect or other litigation, weather, the occurrence of events such as landslides, soil subsidence and earthquakes that are uninsurable, not economically insurable or not subject to effective indemnification agreements, availability of labor and homebuilding materials, changes in governmental laws and regulations, and the availability and cost of land for future development. At this time, the Company's degree of leverage may limit its ability to meet its obligations, withstand adverse business or other conditions and capitalize on business opportunities.

     The Company has previously announced that it has received notification from the New York Stock Exchange on July 28, 1999 that the Securities and Exchange Commission has approved amendments to the NYSE's continued listing standards. Under these new standards, the Company would be considered "below criteria" if it has:

     - Total market capitalization of less than $50 million and total stockholders' equity of less than $50 million.

     - Average market capitalization of less than $15 million over a consecutive 30-day trading period; and

     - Average closing price of less than $1 over a consecutive 30 trading-day period.

     The NYSE has notified the Company that it is below these new criteria. The NYSE has further informed the Company that failure to raise its stock price above $1.00 per share within six months will result in immediate suspension of trading and application to the SEC for delisting. In addition, the Company would have 45 days from the date of the NYSE's notification to present a business plan to the NYSE that would demonstrate compliance with all aspects of the other two criteria within 12 months of the date of the NYSE's notification. The Company submitted a business plan to the NYSE within the 45 day period. On September 30, 1999, the NYSE notified the Company that it had accepted the Company's business plan and would continue the listing of the Company at that time. The NYSE notification further stated that the NYSE would continue to monitor the Company quarterly during the twelve months from the July 28, 1999 notification. If the Company fails to achieve the quarterly milestones or if at the completion of the 12 months it is not in compliance with the new continued listing criteria, the Company will be suspended from trading on the NYSE and application will be made to the SEC for delisting. If the Company achieves all quarterly milestones and meets the NYSE continued listing criteria at the end of the 12 month period, the Company will be considered in "good standing" and no longer subject to business plan review. However, the Company would be subject to the NYSE's on-going listing review policies and procedures. There can be no assurance that the Company will achieve the quarterly milestones included in the plan or that the Company will comply with the new continued listing criteria at the completion of the 12 month period.

     Failure to achieve any of the above minimum requirements at the appropriate time will result in the Company being suspended by the NYSE with application made to the SEC for delisting.

RESULTS OF OPERATIONS

  OVERVIEW AND RECENT RESULTS

     Homes sold, closed and in backlog for the Company and its unconsolidated joint ventures as of and for the periods presented are as follows:

                                                     AS OF AND FOR           AS OF AND FOR
                                                    THE THREE MONTHS        THE NINE MONTHS
                                                  ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                                  --------------------    --------------------
                                                    1999        1998        1999        1998
                                                  --------    --------    --------    --------
Number of homes sold
Company.......................................        337         507       1,275       1,587
  Unconsolidated joint ventures...............        110          42         431         123
                                                   ------      ------      ------      ------
                                                      447         549       1,706       1,710
                                                   ======      ======      ======      ======
Number of homes closed
  Company.....................................        441         474       1,280       1,206
  Unconsolidated joint ventures...............        144          20         356          22
                                                   ------      ------      ------      ------
                                                      585         494       1,636       1,228
                                                   ======      ======      ======      ======
Backlog of homes sold but not closed at end of
  period
  Company.....................................        484         777         484         777
  Unconsolidated joint ventures...............        203         108         203         108
                                                   ------      ------      ------      ------
                                                      687         885         687         885
                                                   ======      ======      ======      ======
Dollar amount of backlog of homes sold but not
  closed at end of period (in millions):
  Company.....................................     $ 97.7      $168.2      $ 97.7      $168.2
  Unconsolidated joint ventures...............       81.8        54.6        81.8        54.6
                                                   ------      ------      ------      ------
                                                   $179.5      $222.8      $179.5      $222.8
                                                   ======      ======      ======      ======

     Homes in backlog are generally closed within three to six months. The dollar amount of backlog of homes sold but not closed as of September 30, 1999 was $179.5 million, as compared to $222.8 million as of September 30, 1998 and $215.7 million as of June 30, 1999. The cancellation rate of buyers who contracted to buy a home but did not close escrow at the Company's projects was approximately 19% during 1998 and approximately 18% during the first nine months of 1999.

     The number of homes sold for the quarter ended September 30, 1999 decreased 19 percent to 447 units from 549 a year ago. For the third quarter of 1999, the number of homes sold decreased 26 percent to 447 from 605 units in the second quarter of 1999. The number of homes closed in the third quarter of 1999 increased 18 percent to 585 from 494 in the third quarter of 1998. The backlog of homes sold as of September 30, 1999 was 687, down 22 percent from 885 units a year earlier, and down 17 percent from 825 units at June 30, 1999. The Company's inventory of completed and unsold homes as of September 30, 1999 has increased to 29 units from 23 units as of June 30, 1999.

     The decrease in net new home orders for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998 is primarily the result of a decrease in the number of sales locations to 38 at September 30, 1999 from 47 at September 30, 1998. The increase in number of homes closed for the three and nine month periods of 1999 as compared with 1998 is primarily the result of improved market conditions in substantially all of the Company's markets.

     In March 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," ("Statement No. 121") which requires impairment losses to be recorded on assets to be held and used by the Company when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets (excluding interest) are less than the carrying amount of the assets. Statement No. 121 also requires that long-lived assets that are held for disposal be reported at the lower of the assets' carrying amount or fair value less cost of disposal. Under the new pronouncement, when an impairment loss is required for assets to be held and used by the Company, the related assets are adjusted to their estimated fair value.

     The net loss for the year ended December 31, 1997 included a non-cash charge of $74,000,000 during the second quarter of 1997 to record impairment losses on certain real estate assets held and used by the Company. The impairment losses related to three of the Company's master-planned communities. The impairment losses related to two communities, which are located in the Inland Empire area of Southern California, arose primarily from declines in home sales prices due to continued weak economic conditions and competitive pressures in that area of Southern California. The impairment loss relating to the other community, which is located in Contra Costa County in the East San Francisco Bay area of Northern California, was primarily attributable to lower than expected cash flow relating to one of the high end residential products in this community and to a deterioration in the value of the non-residential portion of the project. The significant deteriorations in the market conditions associated with these communities resulted in the undiscounted cash flows (excluding interest) estimated to be generated by these communities being less than their historical book values. Accordingly, the master-planned communities were written-down to their estimated fair value.

     The following represents the sales and excess of revenue from sales over related cost of sales (i.e., gross profit) of the three master-planned communities since the recordation of impairment losses on June 30, 1997:

                                                                                   FOR THE
                                        FOR THE              FOR THE             NINE MONTHS
                                   SIX MONTHS ENDED         YEAR ENDED              ENDED
                                   DECEMBER 31, 1997    DECEMBER 31, 1998     SEPTEMBER 30, 1999
                                   -----------------    ------------------    ------------------
Sales............................     $17,662,000          $54,828,000           $45,286,000
Gross profit.....................     $ 1,202,000          $ 5,850,000           $ 6,745,000
Gross profit %...................             6.8%                10.7%                 14.9%

     The gross profits recognized on the three master-planned communities subsequent to the recordation of the impairment losses has increased due to better than projected sales price increases beginning in 1998.

     In general, housing demand is adversely affected by increases in interest rates and housing prices. Interest rates, the length of time that assets remain in inventory, and the proportion of inventory that is financed affect the Company's interest cost. If the Company is unable to raise sales prices sufficiently to compensate for higher costs or if mortgage interest rates increase significantly, affecting prospective buyers' ability to adequately finance home purchases, the Company's sales, gross margins and net results may be adversely impacted. To a limited extent, the Company hedges against increases in interest costs by acquiring interest rate protection that locks in or caps interest rates for limited periods of time for mortgage financing for prospective homebuyers.

  COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1999 TO THREE MONTHS ENDED SEPTEMBER 30, 1998

     Total sales (which represent recorded revenues from closings) for the three months ended September 30, 1999 were $88.4 million, a decrease of $1.1 million (1.2%) from sales of $89.5 million for the three months ended September 30, 1998. Revenue from sales of homes decreased $1.7 million to $87.6 million in the 1999 period from $89.3 million in the 1998 period. This decrease was due primarily to a decrease in the number of wholly-owned units closed to 441 in the 1999 period from 474 in the 1998 period offset by an increase in the average sales prices of homes to $199,000 in the 1999 period from $188,000 in the 1998 period.

     Total operating income increased from $5.0 million in the 1998 period to $13.5 million in the 1999 period. The excess of revenue from sales of homes over the related cost of sales increased by $1.5 million to $15.6 million in the 1999 period from $14.1 million in the 1998 period. This increase was primarily due to an increase in the average sales price to $199,000 in the 1999 period from $188,000 in the 1998 period, offset by a decrease in the number of wholly-owned units closed to 441 units in the 1999 period from 474 units in the 1998 period. Sales and marketing expenses decreased by $1.2 million to $4.2 million in the 1999 period from $5.4 million in the 1998 period primarily as a result of reductions in advertising and sales office/model operation expenses. General and administrative expenses increased by $1.7 million to $4.9 million in the 1999 period from $3.2 million in the 1998 period, primarily as a result of additional accruals for increased employee bonuses based upon the improved operating results of the Company, offset by increased reimbursement of overhead expenses from joint ventures. Equity in income of unconsolidated joint ventures amounting to $7.4 million was recognized in the 1999 period, compared to $0.5 million in the comparable period for 1998. The Company did not begin investing in unconsolidated joint ventures until the fourth quarter of 1997 and limited operating results were realized in the third quarter of 1998.

     Total interest incurred decreased $1.8 million (23%) from $7.7 million in the 1998 period to $5.9 million in the 1999 period primarily as a result of a decrease in the average amount of outstanding debt. Net interest expense decreased to $0.9 million in the 1999 period from $2.2 million in the 1998 period as a result of the decrease in the average amount of outstanding debt. However, the Company's indebtedness is expected to increase in the three months ending December 31, 1999 primarily as a result of the incurrence of additional indebtedness in connection with the purchase of assets pursuant to the Purchase Agreement.

     As a result of the Company's engagement of a financial advisor in May 1998 as described previously, the Company has incurred costs of approximately $0.9 million for the three months ended September 30, 1999.

     Other income (expense), net increased to $0.8 million in the 1999 period from $0.7 million in the 1998 period primarily as a result of increased income from design center operations.

  COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1999 TO NINE MONTHS ENDED SEPTEMBER 30, 1998

     Total sales (which represent recorded revenues from closings) for the nine months ended September 30, 1999 were $266.4 million, an increase of $29.9 million (13%) from sales of $236.5 million for the nine months ended September 30, 1998. Revenue from sales of homes increased $36.1 million to $261.7 million in the 1999 period from $225.6 million in the 1998 period. This increase was due primarily to an increase in the number of units closed to 1,280 in the 1999 period from 1,206 in the 1998 period and an increase in the average sales prices of homes to $204,000 in the 1999 period from $187,000 in the 1998 period.

     Total operating income increased from $6.0 million in the 1998 period to $32.2 million in the 1999 period. The excess of revenue from sales of homes over the related cost of sales increased by $14.1 million, to $45.5 million in the 1999 period from $31.4 million in the 1998 period. This increase was primarily due to (1) an increase in the number of units closed to 1,280 units in the 1999 period from 1,206 units in the 1998 period and (2) an increase in the average sales price to $204,000 in the 1999 period from $187,000 in the 1998 period. Sales and marketing expenses decreased by $2.5 million to $12.7 million in the 1999 period from $15.2 million in the 1998 period primarily as a result of reductions in advertising and sales office/model operation expenses, offset by increased direct sales expenses related to the increased sales volume. General and administrative expenses increased by $2.7 million to $12.8 million in the 1999 period from $10.1 million in the 1998 period, primarily as a result of additional accruals for increased employee bonuses based upon the improved operating results of the Company, offset by increased reimbursement of overhead expenses from joint ventures. Equity in income of unconsolidated joint ventures amounting to $12.3 million was recognized in the 1999 period, compared to $0.3 million in the comparable period for 1998. The Company did not begin investing in unconsolidated joint ventures until the fourth quarter of 1997 and limited operating results were realized in the first nine months of 1998.

     Total interest incurred decreased $6.7 million (28%) from $24.3 million in the 1998 period to $17.6 million in the 1999 period as a result of a decrease in the average amount of outstanding debt. Net interest expense decreased to $4.6 million in the 1999 period from $7.1 million in the 1998 period as a result of the decrease in the average amount of outstanding debt.

     As a result of the Company's engagement of a financial advisor in May 1998 as described previously, the Company has incurred costs of approximately $2.2 million for the nine months ended September 30, 1999.

     Other income (expense), net increased to $2.4 million in the 1999 period from $1.6 million in the 1998 period primarily as a result of increased income from mortgage operations and design center operations.

FINANCIAL CONDITION AND LIQUIDITY

     The Company provides for its ongoing cash requirements principally from internally generated funds from the sales of real estate and from outside borrowings and, beginning in 1997, by joint venture financing from newly formed joint ventures with venture partners that provide a substantial portion of the capital required for certain projects. The Company currently maintains the following major credit facilities: 12 1/2% Senior Notes (the "Senior Notes") and a secured revolving lending facility (the "Working Capital Facility"). A revolving line of credit relating to Carmel Mountain Ranch, its wholly-owned joint venture partnership (the "CMR Facility"), was repaid in full in September 1999.

     The acquisition by Presley of substantially all of the assets of William Lyon Homes for a cash purchase price of approximately $43 million and the assumption of substantially all of the liabilities of William Lyon Homes as described above was financed through additional borrowings under its Working Capital Facility and the assumption of existing indebtedness on certain real estate projects which were acquired. The Company's strategy of financing other projects through the use of joint ventures will not change.

     The ability of the Company to meet its obligations on the Senior Notes (including the repurchase obligation described above) and its other indebtedness will depend to a large degree on its future performance, which in turn will be subject, in part, to factors beyond its control, such as prevailing economic conditions. The Company's degree of leverage may limit its ability to meet its obligations, withstand adverse business conditions and capitalize on business opportunities.

     The Company will in all likelihood be required to refinance the Senior Notes and the Working Capital Facility when they mature, and no assurances can be given that the Company will be successful in that regard.

  SENIOR NOTES

     The Company filed with the Securities and Exchange Commission a Registration Statement on Form S-1 for the sale of $200.0 million of 12 1/2% Senior Notes which became effective on June 23, 1994. The offering closed on June 29, 1994 and was fully subscribed and issued. The following discussion of the Senior Notes should be read in conjunction with the Registration Statement as filed with the Securities and Exchange Commission.

     The 12 1/2% Senior Notes due 2001 (the "Senior Notes") are unconditionally guaranteed on a senior basis by Presley Homes (formerly The Presley Companies), a California corporation and a wholly-owned subsidiary of The Presley Companies ("California Presley"). However, California Presley has granted liens on substantially all of its assets as security for its obligations under the Working Capital Facility and other loans. Because the California Presley guarantee is not secured, holders of the Senior Notes are effectively junior to borrowings under the Working Capital Facility with respect to such assets. Interest on the Senior Notes is payable on January 1 and July 1 of each year, commencing January 1, 1995.

     As described above, The Presley Companies, a Delaware corporation, merged with and into another wholly-owned subsidiary effective November 11, 1999. In connection with the merger, the surviving corporation changed its name to "The Presley Companies" and assumed the obligations under the Senior Notes ("Delaware Presley").

     Except as set forth in the Indenture Agreement (the "Indenture"), the Senior Notes were not redeemable prior to July 1, 1998. Thereafter, the Senior Notes are redeemable at the option of Delaware Presley, in whole or in part, at the redemption prices set forth in the Indenture.

     The Senior Notes are senior obligations of Delaware Presley and rank pari passu in right of payment to all existing and future unsecured indebtedness of Delaware Presley, and senior in right of payment to all future indebtedness of the Company which by its terms is subordinated to the Senior Notes.

     As described above in General Overview, Delaware Presley is required to offer to repurchase certain Senior Notes at a price equal to 100% of the principal amount plus any accrued and unpaid interest to the date of repurchase if Delaware Presley's Consolidated Tangible Net Worth is less than $60.0 million for any two consecutive fiscal quarters, as well as from the proceeds of certain asset sales.

     Upon certain changes of control as described in the Indenture, Delaware Presley must offer to repurchase Senior Notes at a price equal to 101% of the principal amount plus accrued and unpaid interest, if any, to the date of repurchase. The transactions with William Lyon Homes described above were structured so as to not constitute a change of control as described in the Indenture.

     The Indenture governing the Senior Notes restricts, among other things: (i) the payment of dividends on and redemptions of capital stock by Delaware Presley and its subsidiaries, (ii) the incurrence of indebtedness by Presley or its guarantor subsidiaries or the issuance of preferred stock by Delaware Presley's guarantor subsidiaries, (iii) the creation of certain liens, (iv) Delaware Presley's or California Presley's ability to consolidate or merge with or into, or to transfer all or substantially all of its assets to, another person, and
(v) transactions with affiliates. These restrictions are subject to a number of important qualifications and exceptions.

  WORKING CAPITAL FACILITY

     On July 6, 1998 California Presley completed an agreement with the Agent of its existing lender group under its Working Capital Facility to (1) extend this loan facility to May 20, 2001, (2) increase the loan commitment to $100.0 million, and (3) decrease the fees and costs compared to the prior revolving facility. In connection with the merger, the Company amended its Working Capital Facility on October 27, 1999, pursuant to which the lender consented to the merger and made other modifications to the provisions of the Working Capital Facility in connection with the Purchase Agreement.

     The collateral for the loans provided by the Working Capital Facility continues to include substantially all real estate and other assets of the Company (excluding assets of partnerships and the portion of the partnership interests in Carmel Mountain Ranch partnership which are currently pledged to other lenders). The borrowing base is calculated based on specified percentages of book values of real estate assets. The borrowing base at September 30, 1999 was approximately $109.0 million; however, the maximum loan under the Working Capital Facility, as stated above, is limited to $100.0 million. The principal outstanding under the Working Capital Facility at September 30, 1999 was $20.0 million. The principal outstanding under the Working Capital Facility as of November 5, 1999 after completion of the acquisition of the William Lyon Homes as described above was $75 million. In addition, $0.6 million of available loan capacity is restricted for letters of credit outstanding under the Working Capital Facility.

     Pursuant to the terms of the Working Capital Facility, outstanding advances bear interest at the "reference rate" of Chase Manhattan Bank plus 2%. An alternate option provides for interest based on a specified overseas base rate plus 4.44%, but not less than 8%. In addition, the Company pays a monthly fee of 0.25% on the average daily unused portion of the loan facility.

     Upon completion of the new Working Capital Facility agreement on July 6, 1998, the Company paid a one-time, non-refundable Facility Fee of $2.0 million, as well as a yearly non-refundable Administrative Fee of $100,000.

     The Working Capital Facility requires certain minimum cash flow and pre-tax and pre-interest tests. The Working Capital Facility also includes negative covenants which, among other things, place limitations on the payment of cash dividends, merger transactions, transactions with affiliates, the incurrence of additional debt and the acquisition of new land as described in the following paragraph.

     Under the terms of the Working Capital Facility, the Company may acquire new improved land for development of housing units of no more than 300 lots in any one location without approval from the lenders if certain conditions are satisfied. The Company may, however, acquire any new raw land or improved land provided the Company has obtained the prior written approval of lenders holding two-thirds of the obligations under the Working Capital Facility.

     The Working Capital Facility requires that mandatory prepayments be made to reduce the outstanding balance of loans to the extent of all funds in excess of $20.0 million in the principal operating accounts of the Company.

  CMR FACILITY

     Carmel Mountain Ranch ("CMR"), the partnership that owns the Carmel Mountain Ranch master-planned community, is a California general partnership and is 100% owned by the Company. Effective in March 1995, the development and construction of CMR, a consolidated joint venture, was financed through a revolving line of credit. This facility was repaid in full in September 1999.

  SELLER FINANCING

     Another source of financing available to the Company is seller-provided financing for land acquired by the Company. At September 30, 1999, the Company had various notes payable outstanding related to land acquisitions for which seller financing was provided in the amount of $9.8 million within the Company's Arizona, New Mexico and Nevada regions.

  OTHER NOTES PAYABLE

     Other notes payable of $5.5 million are comprised of collateralized mortgage obligations secured by first mortgage notes receivable.

  JOINT VENTURE FINANCING

     As of September 30, 1999, the Company and certain of its subsidiaries are general partners or members in thirteen joint ventures involved in the development and sale of residential projects. Such joint ventures are 50% or less owned and, accordingly, the financial statements of such joint ventures are not consolidated with the Company's financial statements. The Company's investments in unconsolidated joint ventures are accounted for using the equity method. See Note 4 of "Notes to Consolidated Financial Statements" for condensed combined financial information for these joint ventures. Based upon current estimates, all future development and construction costs will be funded by the Company's venture partners or from the proceeds of non-recourse construction financing obtained by the joint ventures.

     As of September 30, 1999, the Company's investment in such joint ventures was approximately $35.9 million and the Company's venture partners' investment in such joint ventures was approximately $84.2 million. In addition, certain joint ventures have obtained financing from land sellers or construction lenders which amounted to approximately $26.7 million at September 30, 1999.

  ASSESSMENT DISTRICT BONDS

     In some locations in which the Company develops its projects, assessment district bonds are issued by municipalities to finance major infrastructure improvements and fees. Such financing has been an important part of financing master-planned communities due to the long-term nature of the financing, favorable interest rates when compared to the Company's other sources of funds and the fact that the bonds are sold, administered and collected by the relevant government entity. As a landowner benefited by the improvements, the Company is responsible for the assessments on its land. When Presley's homes or other properties are sold, the assessments are either prepaid or the buyers assume the responsibility for the related assessments.

  CASH FLOWS -- COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1999 TO NINE MONTHS ENDED SEPTEMBER 30, 1998

     Net cash provided by operating activities increased from $2.6 million in the 1998 period to $28.0 million in the 1999 period primarily as a result of increased income and reductions in real estate inventories.

     Net cash provided by investing activities decreased from $14.1 million in the 1998 period to $0.3 million in the 1999 period primarily as a result of decreased proceeds received from investments in and advances to unconsolidated joint ventures and net increases in notes receivable.

     Net cash used in financing activities increased from $14.0 million in the 1998 period to $45.0 million in the 1999 period primarily as a result of increased principal payments on notes payable.

IMPACT OF YEAR 2000

     The term "year 2000 issue" is a general term used to describe the complications that may be caused by existing computer hardware and software that were designed without consideration for the upcoming change in the century. If not corrected, such programs may cause computer systems and equipment to fail or to miscalculate data. Due to the year 2000 issue, the Company has undertaken initiatives to modify or replace portions of its existing computer operating systems so that they will function properly with respect to dates in the year 2000 and thereafter.

     The Company's year 2000 compliance effort has been focused on its core business computer applications (i.e., those systems that the Company is dependent upon for the conduct of day-to-day business operations). The Company determined that the highest priority project based on greatest business risk and greatest technical effort should be the conversion and upgrade of the Company's JD Edwards accounting systems (the "JD Edwards Programs"). The Company acquired and installed a year 2000 compliant version of the software in October 1998 and completed extensive testing of such software and developed programs to convert its current applications to the new version of the software. The Company completed this conversion effective on June 30, 1999. The conversion had minimal effects on the Company's systems and the cost incurred in that connection was not material. As such, the Company's efforts are 100% complete with respect to this primary system.

     The Company has undertaken an assessment of other internal systems used by the Company in various of its operations. Internal systems used by the Company in its mortgage company operations, payroll processing and banking interfaces were all converted during 1998 to systems which are year 2000 compliant and as such, the Company's efforts are 100% complete with respect to these systems. The implementation had minimal effect on its systems and the costs incurred in that connection were not material. Internal systems used by the Company in its design center operations were converted to a system which is year 2000 compliant effective on August 31, 1999 and the cost incurred in that connection was not material.

     As part of these projects, the Company's relationships with suppliers, subcontractors, financial institutions and other third parties were examined to determine the status of their year 2000 issue efforts as related to the Company. As a general matter, the Company is vulnerable to significant suppliers' inability to remedy their own year 2000 issues. Furthermore, the Company relies on financial institutions, government agencies (particularly for zoning, building permits and related matters), utility companies, telecommunication service companies and other service providers outside of its control. There is no assurance that such third parties will not suffer a year 2000 business disruption and it is conceivable that such failures could, in turn, have a material adverse effect on the Company's liquidity, financial condition and results of operations.

     The Company acknowledges that its failure to resolve a material year 2000 issue could result in the interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations. Although the Company considers its exposure to the year 2000 issue from third party suppliers as generally low, due to the uncertainty of the year 2000 readiness of third party suppliers, the Company is unable to determine at this time whether the consequences of year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. In addition, the Company could be materially impacted by the widespread economic or financial market disruption by year 2000 computer system failures at government agencies on which the Company is dependent for zoning, building permits and related matters. Possible risks of year 2000 failure could include, among other things, delays or errors with respect to payments, third party delivery of materials and government approvals. The Company's year 2000 project was intended to significantly reduce the Company's level of uncertainty and exposure to the year 2000 issue. To date, the Company has not identified any operating systems, either of its own or of a material third party supplier, that present a material risk of not being year 2000 ready or for which a suitable alternative cannot be implemented. Management will consider the necessity of implementing a contingency plan to mitigate any adverse effects associated with the year 2000 issue.

     The Company has incurred approximately $300,000 in connection with its year 2000 initiatives. The Company currently believes that all of its operating system are year 2000 ready and that the year 2000 issue will not have a material adverse effect upon the Company's liquidity, financial position or results of operations.

INFLATION

     Although inflation rates have been low in recent years, the Company's revenues and profitability may be affected by increased inflation rates and other general economic conditions. In periods of high inflation, demand for the Company's homes may be reduced by increases in mortgage interest rates. Further, the Company's profits will be affected by its ability to recover through higher sales prices increases in the costs of land, construction, labor and administrative expenses. The Company's ability to raise prices at such times will depend upon demand and other competitive factors.

FORWARD LOOKING STATEMENTS

     Investors are cautioned that certain statements contained in this Quarterly Report on Form 10-Q, as well as some statements by the Company in periodic press releases and some oral statements by Company officials to securities analysts and stockholders during presentations about the Company are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). Statements which are predictive in nature, which depend upon or refer to future events or conditions, or which include words such as "expects", "anticipates", "intends", "plans", "believes", "estimates", "hopes", and similar expressions constitute forward-looking statements. In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible future Company actions, which may be provided by management are also foward-looking statements as defined in the Act. Forward-looking statements are based upon expectations and projections about future events and are subject to assumptions, risks and uncertainties about, among other things, the Company, economic and market factors and the homebuilding industry. Forward-looking statements are not guarantees of future performance or results. The Company has no specific intention to update these statements and does not undertake any obligation to update any forward-looking statements in this Quarterly Report on Form 10-Q or elsewhere.

     Actual events and results may differ materially from those expressed or forecasted in the forward-looking statements due to a number of factors. The principal factors that could cause the Company's actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, changes in general economic conditions either nationally or in regions in which the Company operates, whether an ownership change occurs which results in the limitation of the Company's ability to utilize the tax benefits associated with its net operating loss carryforward, IRS challenges to its net operating loss carryforward, changes in home mortgage interest rates, changes in prices of homebuilding materials, labor shortages, adverse weather conditions, the occurrence of events such as landslides, soil subsidence and earthquakes that are uninsurable, not economically insurable or not subject to effective indemnification agreements, changes in governmental laws and regulations or the Company's ability to obtain entitlements to develop property, competitive pressures, whether the Company is able to refinance the outstanding balances of Senior Notes and Working Capital Facility at their respective maturities, the availability and cost of land for future growth, and construction defect or other building related litigation.

                             THE PRESLEY COMPANIES

                           PART II. OTHER INFORMATION

ITEMS 1, 3 AND 5.

     Not applicable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On November 11, 1999, at the effective time of the merger, all of the outstanding shares of the Series A Common Stock and the Series B Common Stock, became converted into 10,439,135 shares of Common Stock of the surviving company based on a 1 for 5 exchange ratio. The shares of Common Stock of the surviving company were registered under the Securities Act of 1933, on Form S-4, as amended on October 7, 1999.

     Prior to the effective time of the merger, the common stock of the Company was divided into two series, designated "Series A" and "Series B." Upon consummation of the merger, each share of Series A Common Stock and each share of Series B Common Stock was converted into 0.2 share of Common Stock which is not divided into series. Consequently, the surviving corporation's certificate of incorporation does not include those provisions in Article Four of Old Presley's certificate of incorporation relating to the separate powers, rights and privileges of the Series A Common Stock and Series B Common Stock, including the following:

     - Paragraph A relating to a stock split, reverse stock split, or similar event or dividend or distribution;

     - Paragraph B relating to the number, classification, filing of vacancies and election of each class of directors and quorum for meetings of directors;

     - Paragraph C relating to conversion of the Series B Common Stock; and

     - Paragraph D relating to amendment of Article Four.

     The new shares of Common Stock issued in the merger are subject to certain transfer restrictions. These restrictions are similar to those adopted by several other public companies and are intended to help preserve the Company's substantial net operating loss carryforwards for use in offsetting future taxable income. In general, these restrictions will prohibit, without the prior approval of the board of directors, the direct or indirect disposition or acquisition of any stock of the surviving corporation by or to any holder who owns or would so own upon the acquisition (either directly or through the tax attribution rules) 5% or more of the surviving corporation stock. The transfer restrictions are contained in Article VIII of the Certificate of Incorporation and all stock certificates issued by the Company in the merger will contain a legend that summarizes the transfer restrictions.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     A Special Meeting of Holders of Common Stock was held on November 5, 1999. At this meeting the Holders of Common Stock approved a proposal to adopt a certificate of ownership and merger pursuant to which The Presley Companies would merge with and into Presley Merger Sub, Inc., a newly-formed Delaware corporation and wholly owned subsidiary of The Presley Companies, with Presley Merger Sub, Inc. being the surviving corporation. In the merger, each outstanding share of common stock of The Presley Companies would become exchangeable for 0.2 share of common stock of Presley Merger Sub, Inc. Upon completion of the merger, the surviving corporation would be named "The Presley Companies." With respect to this proposal, 36,541,820 votes were cast for, 847,693 votes were cast against, and 44,975 votes abstained (including broker non-votes).

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS.

 2.1    Certificate of Ownership and Merger(1)
 10.35  Amendment No. 1 to Fifth Amended and Restated Loan Agreement
        and Consent and Waiver Under Amended and Restated Guaranty
        among Presley Homes (f/k/a The Presley Companies), a
        California corporation (the "Borrower"), the lenders listed on Schedule 1.1(g) thereto (the "Lenders") and Foothill
        Capital Corporation, in its capacity as agent (the "Agent").
27      Financial Data Schedule

-------------------------
(1) Previously filed as Appendix A to the Company's Proxy Statement/Prospectus included in its Registration Statement on Form S-4 (SEC Registration Number 333-88569) and incorporated herein by this reference.

(b) REPORTS ON FORM 8-K.

     JULY 20, 1999. A Report on Form 8-K was filed by the Company in reference to the announcement by the Company of an extension of a letter of intent with William Lyon Homes, Inc. and the approval, subject to stockholder approval, by the Company's Board of Directors of a merger of the Company with a wholly-owned subsidiary.

     OCTOBER 22, 1999. A Report on Form 8-K was filed by the Company in reference to the announcement by the Company that it had entered into a Purchase Agreement with William Lyon Homes, Inc., William Lyon, and William H. Lyon on October 7, 1999.

                             THE PRESLEY COMPANIES

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 15, 1999                   By:      /s/ DAVID M. SIEGEL
                                            ------------------------------------
                                                      DAVID M. SIEGEL
                                                   Senior Vice President,
                                                Chief Financial Officer and
                                                          Treasurer
                                               (Principal Financial Officer)

Date: November 15, 1999                   By:    /s/ W. DOUGLASS HARRIS
                                            ------------------------------------
                                                     W. DOUGLASS HARRIS
                                            Vice President, Corporate Controller
                                               (Principal Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                               DESCRIPTION
-------                              -----------
 2.1         Certificate of Ownership and Merger(1)
 10.35       Amendment No. 1 to Fifth Amended and Restated Loan Agreement
             and Consent and Waiver Under Amended and Restated Guaranty
             among Presley Homes (f/k/a The Presley Companies), a
             California corporation (the "Borrower"), the lenders listed on Schedule 1.1(g) thereto (the "Lenders") and Foothill
             Capital Corporation, in its capacity as agent (the "Agent").
27           Financial Data Schedule

-------------------------
(1) Previously filed as Appendix A to the Company's Proxy Statement/Prospectus included in its Registration Statement on Form S-4 (SEC Registration Number 333-88569) and incorporated herein by this reference.