Form 10-K
period 1999-12-31
WILLIAM LYON HOMES
filed 2000-03-08
CIK 1095996

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------
  (MARK ONE)

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

     [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-18001

                               WILLIAM LYON HOMES
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      33-0864902
       (STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
        INCORPORATION OR ORGANIZATION)

                             4490 VON KARMAN AVENUE
                        NEWPORT BEACH, CALIFORNIA 92660
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (949) 833-3600

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
             -------------------                           ---------------------
    COMMON STOCK, PAR VALUE $.01 PER SHARE                NEW YORK STOCK EXCHANGE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 1999 was $28,079,485. (This calculation assumes that all officers and directors of the Company are affiliates.)

     The number of shares of Common Stock outstanding as of February 25, 2000 was 10,439,135.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of registrant's Proxy Statement for the Annual Meeting of Holders of Common Stock to be held on May 9, 2000 are incorporated herein by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               WILLIAM LYON HOMES

                                     INDEX

                                                                      PAGE NO.
                                                                      --------
                                    PART I
Item 1.  Business....................................................     1
Item 2.  Properties..................................................    13
Item 3.  Legal Proceedings...........................................    14
Item 4.  Submission of Matters to a Vote of Security Holders.........    14

                                   PART II

Item 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters.........................................    15
Item 6.  Selected Financial Data.....................................    16
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................    17
Item 7A. Quantitative and Qualitative Disclosures About Market
         Risk........................................................    27
Item 8.  Financial Statements and Supplementary Data.................    27
Item 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure....................................    28

                                   PART III

Item 10. Directors and Executive Officers of the Registrant..........    28
Item 11. Executive Compensation......................................    28
Item 12. Security Ownership of Certain Beneficial Owners and
         Management..................................................    28
Item 13. Certain Relationships and Related Transactions..............    28

                                   PART IV

Item 14. Exhibits, Consolidated Financial Statement Schedules and
         Reports on Form 8-K.........................................    28
         Index to Consolidated Financial Statements..................    32

                                     PART I
ITEM 1. BUSINESS

GENERAL

     William Lyon Homes, a Delaware corporation (formerly named The Presley Companies), and subsidiaries (the "Company") are primarily engaged in designing, constructing and selling single family detached and attached homes in California, Arizona, New Mexico and Nevada. Since its founding in 1956, the Company has sold over 49,000 homes. The Company conducts its homebuilding operations through six geographic divisions (Southern California, San Diego, Northern California, Arizona, New Mexico and Nevada) including both wholly-owned projects and projects being developed in unconsolidated joint ventures. The Company believes that it was one of the largest homebuilders in California in terms of both sales and homes delivered in 1999. Approximately 72% of the Company's home closings were derived from its California operations. In 1999, the Company and its unconsolidated joint ventures had combined revenues of $643.3 million and delivered 2,618 homes. Currently the Company's homebuilding operations are being conducted under the names of William Lyon Homes and Presley Homes.

     The Company designs, constructs and sells a wide range of homes designed to meet the specific needs of each of its markets, although it primarily emphasizes sales to the entry-level and move-up home buyer markets. The Company currently markets its homes through 50 sales locations in both its wholly-owned projects and projects being developed in unconsolidated joint ventures. In 1999, the average sales price for homes delivered was $240,700, with homes priced from $83,000 to $1,011,000.

     The Company and its unconsolidated joint ventures currently own approximately 6,290 lots (including 3,506 in unconsolidated joint ventures) and control an additional 2,728 lots, substantially all of which are entitled. As used in this Annual Report on Form 10-K, "entitled" land has a Development Agreement and/or Vesting Tentative Map, or a final recorded plat or map from the appropriate county or city government. Development Agreements and Vesting Tentative Maps generally provide for the right to develop the land in accordance with the provisions of the Development Agreement or Vesting Tentative Map unless an issue arises concerning health, safety or general welfare. The Company's sources of developed lots for its homebuilding operations are (1) development of master-planned communities, primarily through unconsolidated joint ventures at the current time, and (2) purchase of smaller projects with shorter life cycles (merchant homebuilding). The Company estimates that its current inventory of land is adequate to supply its homebuilding operations at current operating levels for approximately 2 years.

     Prior to 1994, the Company had focused on the development of master-planned communities as a primary source of developed lots for its homebuilding operations. Beginning in 1994, the Company's land acquisition strategy, to the extent permitted by the Company's financing arrangements, has been to undertake projects with shorter life-cycles in order to reduce development and market risk while maintaining an inventory of lots sufficient for construction of homes over a two or three year period. As part of this strategy, the Company's current plans are to: (i) acquire and develop parcels of land with up to approximately 300 lots, (ii) expand its homebuilding operations in the Southwest, particularly in its long established markets in California and Arizona, and in Nevada, where the Company entered the market in 1995 and (iii) continue to evaluate opportunities in land development and master-planned communities with the intention that any such projects would be funded in significant part by sources other than the Company.

     On November 5, 1999, The Presley Companies ("Presley"), which subsequently changed its name to William Lyon Homes on December 31, 1999 (the "Company") as described below, acquired substantially all of the assets and assumed substantially all of the related liabilities of William Lyon Homes, Inc. ("Old William Lyon Homes"), in accordance with a Purchase Agreement executed as of October 7, 1999 with Old William Lyon Homes, William Lyon and William H. Lyon. William Lyon is Chairman of the Board of Old William Lyon Homes and also Chairman of the Board and Chief Executive Officer of the Company. William H. Lyon is the son of William Lyon and a director and an employee of the Company.

     The total purchase price consisted of approximately $42,598,000 in cash and the assumption of approximately $101,058,000 of liabilities of Old William Lyon Homes. The purchase price was determined based on the values as of December 31, 1998 of the real property and related assets acquired. The parties intended that these assets, together with all income, receivables, escrow and other proceeds, purchase deposits, cash and other assets earned or received from any sale of these assets, including any assets acquired with sales proceeds, in the ordinary course of business since January 1, 1999 and through November 5, 1999 would inure to the buyer. These amounts were to be net of any amounts used to pay or satisfy land acquisition or development costs, capital expenditures, principal or interest on indebtedness, accounts payable, accrued liabilities, employee wages and benefits, taxes and other liabilities and operating expenses and incurred in the ordinary course of business. The Company funded the asset purchase through borrowings from its existing working capital facility and the assumption of existing indebtedness on certain real estate projects that were acquired.

     The acquisition has been accounted for as a purchase and, accordingly, the purchase price has been allocated based on the fair value of the assets and liabilities acquired. The excess of the purchase price over the net assets acquired amounting to approximately $8,689,000 has been reflected as goodwill and is being amortized on a straight-line basis over an estimated useful life of seven years.

     After the acquisition described above and prior to the effectiveness of the merger as described below, William Lyon and a trust of which William H. Lyon is the beneficiary acquired (1) 5,741,454 shares of the Company's Series A Common Stock for $0.655 per share in a tender offer for the purchase of up to 10,678,792 shares of the Company's Series A Common Stock which closed on November 5, 1999 and (2) 14,372,150 shares of the Company's Series B Common Stock for $0.655 per share under agreements with certain holders of the Company's Series B Common Stock which closed on November 8, 1999. On November 5, 1999 William Lyon and the Company cancelled all of William Lyon's outstanding options to purchase 750,000 shares of the Company's Series A Common Stock. The completion of these transactions, together with the previous disposition on August 12, 1999 of 3,000,000 shares by William Lyon and a trust of which William
H. Lyon is the beneficiary, resulted in William Lyon and a trust of which William H. Lyon is a beneficiary owning approximately 49.9% of the Company's outstanding Common Stock.

     A Special Committee of independent directors of the Company's Board of Directors approved the Purchase Agreement and the transactions contemplated thereby after receiving an opinion from Warburg Dillon Read LLC to the effect that after giving effect to the asset acquisition, tender offer, the merger and the Series B stock purchase agreements, the shares of common stock to be issued in the merger to the Company's stockholders and/or, to the extent that any holders of Series A Common Stock (other than the Lyons and the Series B stockholders which have entered into Series B Stock Purchase Agreements) tenders shares, the cash that may be received by each such tendering holder, subject to the proration provisions of the tender offer, is fair to the holders of the Series A Common Stock (other than the Lyons and those holders of Series B Common Stock) from a financial point of view. The Special Committee's approval was also made after receiving an opinion from Houlihan Lokey Howard & Zukin Financial Advisors, Inc. as to the fairness of the consideration to be paid by the Company in connection with the purchase of assets from Old William Lyon Homes. The closing of the purchase of assets under the Purchase Agreement was made after receiving an opinion from Houlihan Lokey as to the solvency of the Company after consummation of the transactions contemplated in the Purchase Agreement.

     On November 5, 1999 at a Special Meeting of Holders of Common Stock, the Holders of Common Stock approved a proposal to adopt a certificate of ownership and merger pursuant to which The Presley Companies would merge with and into Presley Merger Sub, Inc., a newly-formed Delaware corporation and wholly owned subsidiary of The Presley Companies, with Presley Merger Sub, Inc. being the surviving corporation. In the merger, each outstanding share of common stock of The Presley Companies became exchangeable for 0.2 share of common stock of Presley Merger Sub, Inc. In the merger, the surviving corporation was renamed The Presley Companies, which in turn was renamed William Lyon Homes on December 31, 1999. On November 11, 1999, the certificate of ownership and merger was filed in the State of Delaware and the merger became effective. Beginning on November 12, 1999, the shares of the surviving company (then named The Presley Companies) commenced trading on the New York Stock Exchange under the symbol "PDC."

     The principal purpose of the merger is to help preserve the Company's substantial net operating loss carryforwards and other tax benefits for use in offsetting future taxable income by decreasing, but not eliminating, the risk of an "ownership change" for federal income tax purposes.

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

     Prior to the merger, the Company generally had no control over purchases or sales by investors who acquire 5% or more of its shares. However, the merger was intended to reduce the risk of an "ownership change" occurring by restricting certain transfers of the Company's stock. In general, the transfer restrictions prohibit, without prior approval of the board of directors of the Company, the direct or indirect disposition or acquisition of any stock of the Company by or to any holder who owns or would so own upon the acquisition (either directly or through the tax attribution rules) 5% or more of the Company's stock.

     These restrictions are intended to bind all holders of shares of the Company's common stock outstanding at the effective time of the merger. The transfer restrictions on the shares of the Company will remain in effect for at least three years unless the Company's board of directors determines that they are no longer needed to preserve the Company's tax benefits.

     The Company after the consummation of the merger had substantially the same financial position as that of The Presley Companies immediately before the merger (the merger took effect after consummation of the transactions contemplated in the Purchase Agreement with Old William Lyon Homes as described above). Except for the transfer restrictions and the elimination of provisions dividing the common stock into two series, the new shares of common stock issued by the surviving company in the merger have terms substantially similar to the old shares of common stock.

     Effective on November 5, 1999, Old William Lyon Homes changed its name to Corporate Enterprises, Inc. Effective after the close of business on December 31, 1999, The Presley Companies changed its name to William Lyon Homes. Effective on January 3, 2000, the Company's stock ticker symbol changed from PDC to WLS. The Company's common stock continues to trade on the New York Stock Exchange under the stock symbol WLS.

     In accordance with the bond indenture agreement governing the Company's Senior Notes which are due in 2001, if the Company's Consolidated Tangible Net Worth is less than $60,000,000 for two consecutive fiscal quarters, the Company is required to offer to purchase $20,000,000 in principal amount of the Senior Notes. Because the Company's Consolidated Tangible Net Worth has been less than $60,000,000 beginning with the quarter ended June 30, 1997, the Company would, effective on December 4, 1997, June 4, 1998, December 4, 1998, June 4, 1999 and December 4, 1999 have been required to make offers to purchase $20,000,000 of the Senior Notes at par plus accrued interest, less the face amount of Senior Notes acquired by the Company after September 30, 1997, March 31, 1998, September 30, 1998, March 31, 1999 and September 30, 1999 respectively. The Company acquired Senior Notes with a face amount of $20,000,000 after September 30, 1997 and prior to December 4, 1997, again after March 31, 1998 and prior to June 4, 1998, again after September 30, 1998 and prior to December 4, 1998, again after March 31, 1999 and prior to June 4, 1999 and again after September 30, 1999 and prior to December 4, 1999, and therefore was not required to make offers to purchase Senior Notes. As a result of these transactions, the Company recognized as an extraordinary item net gains from retirement of debt totaling $4,200,000 and $2,741,000 during the years ended December 31, 1999 and 1998, after giving effect to income taxes and amortization of related loan costs.

     Every six months, until the Company's Consolidated Tangible Net Worth is $60,000,000 or more at the end of a fiscal quarter, the Company will be required to make similar offers to purchase $20,000,000 of Senior Notes. At December 31, 1999, the Company's Consolidated Tangible Net Worth was $43,193,000. The Company's management has previously held discussions, and may in the future hold discussions, with representatives of the holders of the Senior Notes with respect to modifying this repurchase provision of the bond indenture agreement. To date, no agreement has been reached to modify this repurchase provision. Any such change in the terms or conditions of the bond indenture agreement requires the affirmative vote of at least a majority in principal amount of the Senior Notes outstanding. No assurances can be given that any such change will be made.

     Because of the Company's obligation to offer to purchase $20 million in principal amount of the Senior Notes every six months so long as the Company's Consolidated Tangible Net Worth is less than $60 million, the Company is restricted in its ability to acquire, hold and develop real estate projects. The Company changed its operating strategy during 1997 to finance certain projects by forming joint ventures with venture partners that would provide a substantial portion of the capital necessary to develop these projects. The Company believes that the use of joint venture partnerships better enables it to reduce its capital investments and risks in the highly capital intensive California markets, as well as to repurchase the Company's Senior Notes as described above. The Company generally receives, after priority returns and capital distributions to its partners, approximately 50% of the profits and losses, and cash flows from joint ventures.

     As of December 31, 1999, the Company and certain of its subsidiaries are general partners or members in nineteen joint ventures involved in the development and sale of residential projects. Such joint ventures are 50% or less owned and, accordingly, the financial statements of such joint ventures are not consolidated with the Company's financial statements. The Company's investments in unconsolidated joint ventures are accounted for using the equity method. See Note 7 of "Notes to Consolidated Financial Statements" for condensed combined financial information for these joint ventures. Based upon current estimates, substantially all future development and construction costs will be funded by the Company's joint venture partners or from the proceeds of construction financing obtained by the joint ventures.

     The Company will continue to utilize its current inventory of lots and future land acquisitions to conduct its operating strategy which consists of:
(i) offering a diverse product line at a variety of prices to suit a wide range of consumer tastes, (ii) limiting completed housing inventory exposure, (iii) emphasizing well-designed cost-effective products, (iv) utilizing market research to allow for a quick response to local market conditions, (v) maintaining budget and control systems to facilitate effective cost controls and
(vi) using extensive marketing and sales efforts.

     The Company had total revenues from operations of $440.0 million, $368.3 million and $329.9 million for the years ended December 31, 1999, 1998 and 1997, respectively. Homes closed by the Company were 2,618, 1,925 and 1,597 for the years ended December 31, 1999, 1998 and 1997, respectively.

     The Company's operations are dependent to a significant extent on debt financing and, beginning in the fourth quarter of 1997, on joint venture financing. The Company's principal credit sources are the 12 1/2% Senior Notes, a Working Capital Facility, project construction loans, and seller-provided financing. The Company filed with the Securities and Exchange Commission a Registration Statement on Form S-1 for the sale of $200.0 million of 12 1/2% Senior Notes which became effective on June 23, 1994. The offering closed on June 29, 1994 and was fully subscribed and issued. At December 31, 1999, the outstanding principal amount of the 12 1/2% Senior Notes was $100.0 million. The Working Capital Facility is a revolving line of credit facility with a maximum commitment of $100.0 million. The Working Capital Facility is secured by substantially all of the Company's assets. At December 31, 1999, the outstanding principal amount under the Working Capital Facility was $33.0 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition and Liquidity" and Note 8 of "Notes to Consolidated Financial Statements."

     The ability of the Company to meet its obligations on its indebtedness will depend to a large degree on its future performance which in turn will be subject, in part, to factors beyond its control, such as prevailing economic conditions, mortgage and other interest rates, weather, the occurrence of events such as landslides, soil subsidence and earthquakes that are uninsurable, not economically insurable or not subject to effective indemnification agreements, availability of labor and homebuilding materials, changes in governmental laws and regulations, and the availability and cost of land for future development. At this time, the Company's degree of leverage may limit its ability to meet its obligations, withstand adverse business or other conditions and capitalize on business opportunities.

     The Company's principal executive offices are located at 4490 Von Karman Avenue, Newport Beach, California 92660 and its telephone number is (949) 833-3600. The Company was incorporated in the State of Delaware on July 15, 1999.

THE COMPANY'S MARKETS

     The Company is currently operating through six geographic divisions:
Southern California, San Diego, Northern California, Arizona, New Mexico, and Nevada. Each of the divisions has responsibility for the management of the Company's homebuilding and development operations within the geographic boundaries of the division. The New Mexico Division is currently phasing out its operations and will cease operating in mid-2000.

     The following table sets forth sales from real estate operations attributable to each of the Company's homebuilding divisions during the preceding three fiscal years:

                                                           YEAR ENDED DECEMBER 31,
                                          ---------------------------------------------------------
                                               1999(7)               1998                1997
                                          -----------------    ----------------    ----------------
                                           DOLLAR     % OF      DOLLAR    % OF      DOLLAR    % OF
                                           AMOUNT     TOTAL     AMOUNT    TOTAL     AMOUNT    TOTAL
                                          --------    -----    --------   -----    --------   -----
                                                       (DOLLARS IN THOUSANDS)
WHOLLY-OWNED
  Southern California(1)................  $169,394       26%   $ 80,868     20%    $120,641     37%
  San Diego(2)..........................    40,168        6%     70,390     17%      30,464      9%
  Northern California(3)................   110,920       17%     76,117     19%      83,171     25%
  Arizona(4)............................    32,014        5%     68,803     17%      50,550     15%
  New Mexico(5).........................    23,989        4%     27,067      7%      19,996      6%
  Nevada(6).............................    63,496       10%     44,487     11%      25,120      8%
  Other.................................        --        0%        550      0%          --      0%
                                          --------    -----    --------    ---     --------    ---
                                           439,981       68%    368,282     91%     329,942    100%
                                          --------    -----    --------    ---     --------    ---
UNCONSOLIDATED JOINT VENTURES
  Southern California(1)................    39,054        6%        871      0%          --      0%
  San Diego(2)..........................   121,226       19%     26,725      6%          --      0%
  Northern California(3)................    43,056        7%     13,485      3%          --      0%
                                          --------    -----    --------    ---     --------    ---
                                           203,336       32%     41,081      9%          --      0%
                                          --------    -----    --------    ---     --------    ---
COMBINED
  Southern California(1)................   208,448       32%     81,739     20%     120,641     37%
  San Diego(2)..........................   161,394       25%     97,115     23%      30,464      9%
  Northern California(3)................   153,976       24%     89,602     22%      83,171     25%
  Arizona(4)............................    32,014        5%     68,803     17%      50,550     15%
  New Mexico(5).........................    23,989        4%     27,067      7%      19,996      6%
  Nevada(6).............................    63,496       10%     44,487     11%      25,120      8%
  Other.................................        --        0%        550      0%          --      0%
                                          --------    -----    --------    ---     --------    ---
                                          $643,317      100%   $409,363    100%    $329,942    100%
                                          ========    =====    ========    ===     ========    ===

---------------
(1) The Southern California Division consists of operations in Los Angeles, Orange, Riverside, San Bernardino and Ventura Counties.

(2) The San Diego Division consists of operations in San Diego and Riverside Counties.

(3) The Northern California Division consists of operations in Alameda, Contra Costa, El Dorado, Sacramento, Solano, Yolo and Santa Clara Counties.

(4) The Arizona Division consists of operations in the Phoenix area and, until January 1999, Tucson, Arizona.

(5) The New Mexico Division consists of operations in Albuquerque and Santa Fe, New Mexico.

(6) The Nevada Division consists of operations in the Las Vegas area.

(7) In November 1999, the Company acquired substantially all of the assets of Old William Lyon Homes, all of which are located in California.

     For financial information concerning segments, see the "Consolidated Financial Statements" and Note 1 of "Notes to Consolidated Financial Statements."

HOMEBUILDING

     The Company currently has a wide variety of product lines which enables it to meet the specific needs of each of its markets. The Company's products include entry-level, move-up and luxury homes and lots for custom homes, although it primarily emphasizes sales to the entry-level and move-up home markets. The Company believes that this diversified product strategy enables it to mitigate some of the risks inherent in the homebuilding industry and to meet a variety of market conditions. In order to reduce exposure to local market conditions, the Company's sales locations are geographically dispersed. The Company currently has 50 sales locations.

     Because the decision as to which product to develop is based on the Company's assessment of market conditions and the restrictions imposed by government regulations, homestyles and sizes vary from project to project. The Company's attached housing ranges in size from 868 to 1,376 square feet, and the Company's detached housing ranges from 1,127 to 4,655 square feet.

     Due to the Company's product and geographic diversification strategy, the prices of the Company's homes also vary substantially. Prices for the Company's attached housing range from approximately $144,000 to $228,000 and prices for detached housing range from approximately $83,000 to $1,011,000. The average sales price of the Company's homes for the year ended December 31, 1999 was $240,700.

     The Company generally standardizes and limits the number of home designs within any given product line. This standardization permits on-site mass production techniques and bulk purchasing of materials and components, thus enabling the Company to better control and sometimes reduce construction costs.

     The Company contracts with a number of architects and other consultants who are involved in the design process of the Company's homes. Designs are constrained by zoning requirements, building codes, energy efficiency laws and local architectural guidelines, among other factors. Engineering, landscaping, master-planning and environmental impact analysis work are subcontracted to independent firms which are familiar with local requirements.

     Substantially all construction work is done by subcontractors with the Company acting as the general contractor. The Company manages subcontractor activities with on-site supervisory employees and management control systems. The Company does not have long-term contractual commitments with its subcontractors or suppliers. However, the Company generally has been able to obtain sufficient materials and subcontractors during times of material shortages. The Company believes its relationships with its suppliers and subcontractors are good.

DESCRIPTION OF PROJECTS

     The Company's homebuilding projects usually take two to five years to develop. The following table presents project information relating to each of the Company's homebuilding divisions.

                                                                    LOTS       HOMES CLOSED
                                                  ESTIMATED        OWNED         FOR YEAR       BACKLOG
                                     YEAR OF      NUMBER OF        AS OF          ENDED            AT
                                      FIRST       HOMES AT      DECEMBER 31,   DECEMBER 31,   DECEMBER 31,       SALES PRICE
      PROJECT (COUNTY) PRODUCT       DELIVERY   COMPLETION(1)       1999           1999        1999(2)(4)          RANGE(3)
      ------------------------       --------   -------------   ------------   ------------   ------------   --------------------
SOUTHERN CALIFORNIA
WHOLLY-OWNED:
Sun Lakes Country Club (Riverside
  County)(5)
  Previously Closed Products........   1987         1,970              0              0             0
  Veranda...........................   1994            25              0              2             0        $  105,000 - 115,000
  Executive Series..................   1995            87              0              2             0        $  108,900 - 135,900
  Promenade.........................   1996           108              8             42             8        $  120,000 - 131,000
  Atrium............................   1996           102              6             41             6        $  139,000 - 186,000
  Terrace...........................   1996           110             11             42            11        $  173,000 - 192,000
                                                   ------          -----          -----           ---
                                                    2,402             25            129            25
                                                   ------          -----          -----           ---
Horsethief Canyon Ranch (Riverside
  County) Previously Closed
  Products..........................   1989           847              0              0             0
  Series "300"......................   1998           116              1            102             1        $  126,000 - 144,000
  Series "400"......................   1995           554            301             74             9        $  164,000 - 197,000
  Series "500"......................   1995           445            192             92             9        $  193,000 - 216,000
                                                   ------          -----          -----           ---
                                                    1,962            494            268            19
                                                   ------          -----          -----           ---
Fontana (San Bernardino County).....   1998           135             49             79            14        $  152,000 - 166,000
                                                   ------          -----          -----           ---
Carey Ranch -- Sylmar (Los Angeles
  County)...........................   1997           138              0             33             0        $  210,000 - 242,000
                                                   ------          -----          -----           ---
Granada Hills (Los Angeles
  County)...........................   1999            37              2             35             1        $  450,000 - 520,000
                                                   ------          -----          -----           ---
Oak Park -- Irvine (Orange
  County)...........................   1998           330             30            168            15        $  144,000 - 228,000
                                                   ------          -----          -----           ---
Crown Ridge -- Palmdale (Los Angeles
  County)...........................   2000            71             71              0             0        $  179,000 - 199,000
                                                   ------          -----          -----           ---
Lyon Reflections (Riverside
  County)...........................   1999            39              2             37             2        $  150,000 - 180,000
                                                   ------          -----          -----           ---
Lyon Orchard (San Bernardino
  County)...........................   2000            81             81              0             0        $  165,000 - 190,000
                                                   ------          -----          -----           ---
Lyon Vineyard (San Bernardino
  County)...........................   2000           100            100              0             0        $  200,000 - 230,000
                                                   ------          -----          -----           ---
Lyon Harvest (Orange County)........   1999            23              2             21             1        $  270,000 - 280,000
                                                   ------          -----          -----           ---
Bishop Ranch (Orange County)........   1999            20              0             20             0        $  270,000 - 300,000
                                                   ------          -----          -----           ---
Solana at Talega (Orange County)....   2000           120            120              0            24        $  285,000 - 325,000
                                                   ------          -----          -----           ---
Lyon Parkside (Orange County).......   1999            30              4             26             2        $  440,000 - 480,000
                                                   ------          -----          -----           ---
Avalon at Summer Lane (Orange
  County)...........................                  113            113              0             0
                                                   ------          -----          -----           ---
        Total wholly-owned..........                5,601          1,093            816           103
                                                   ------          -----          -----           ---
UNCONSOLIDATED JOINT VENTURES:
Thousand Oaks (Ventura County)......   1998           110             33             74            11        $  299,000 - 323,000
                                                   ------          -----          -----           ---
White Cloud Estates (Ventura
  County)...........................   1999            78             64             14             5        $  300,000 - 334,000
                                                   ------          -----          -----           ---
Ladera Maplewood (Orange County)....   1999           103             72             31             7        $  275,000 - 315,000
                                                   ------          -----          -----           ---
Lyon Monterrey (Orange County)......   1999            99             92              7            11        $  360,000 - 412,000
                                                   ------          -----          -----           ---
Compass Pointe @ Foster Ranch
  (Orange County)...................                   92             92              0             0
                                                   ------          -----          -----           ---
        Total unconsolidated joint
          ventures..................                  482            353            126            34
                                                   ------          -----          -----           ---
SOUTHERN CALIFORNIA DIVISION
  TOTAL.............................                6,083          1,446            942           137
                                                   ======          =====          =====           ===

                                                                    LOTS       HOMES CLOSED
                                                  ESTIMATED        OWNED         FOR YEAR       BACKLOG
                                     YEAR OF      NUMBER OF        AS OF          ENDED            AT
                                      FIRST       HOMES AT      DECEMBER 31,   DECEMBER 31,   DECEMBER 31,       SALES PRICE
      PROJECT (COUNTY) PRODUCT       DELIVERY   COMPLETION(1)       1999           1999        1999(2)(4)          RANGE(3)
      ------------------------       --------   -------------   ------------   ------------   ------------   --------------------
                                                       NORTHERN CALIFORNIA
WHOLLY-OWNED:
Oakhurst Country Club (Contra Costa
  County)
  Previously Closed Products........   1989         1,063              0              0             0
  Falcon Ridge......................   1996           145              0             42             0        $  366,000 - 437,000
  Peacock Creek.....................   1996           142             22             30            17        $  462,000 - 592,000
  Diablo Village (Town Center)......   2000            33             33              0             0
                                                   ------          -----          -----           ---
                                                    1,383             55             72            17
                                                   ------          -----          -----           ---
Twin Cities Mill Creek (Sacramento
  County)...........................   1996           116              0             19             0        $  110,000 - 125,000
                                                   ------          -----          -----           ---
Eagle Ridge (Solano County).........   1997           364             17             90            11        $  222,000 - 308,000
                                                   ------          -----          -----           ---
Mace Ranch -- Classics (Yolo
  County)...........................   1997           121              0             54             0        $  186,000 - 234,000
                                                   ------          -----          -----           ---
Mace Ranch -- Affordables (Yolo
  County)...........................   1997            28              0              4             0        $  118,000 - 135,000
                                                   ------          -----          -----           ---
Lyon Rosewood (San Joaquin
  County)...........................   1999            74             38             36            22        $  134,000 - 192,000
                                                   ------          -----          -----           ---
Lyon Edgewood (San Joaquin
  County)...........................   1999            87             53             34             8        $  118,300 - 135,000
                                                   ------          -----          -----           ---
Lyon Villas (San Joaquin County)....   1999           135            116             19            29        $  203,000 - 242,000
                                                   ------          -----          -----           ---
Lyon Estates (San Joaquin County)...   1999           120             98             22            21        $  241,000 - 279,000
                                                   ------          -----          -----           ---
Lyon Fairways (Solano County).......   1999            91             58             33            41        $  272,000 - 344,000
                                                   ------          -----          -----           ---
        Total wholly-owned..........                2,519            435            383           149
                                                   ------          -----          -----           ---
UNCONSOLIDATED JOINT VENTURES:
Cerro Plata (Santa Clara County)....   2001           538            538              0             0
                                                   ------          -----          -----           ---
The Preserve (Alameda County).......   1997            87             27             44            23        $897,000 - 1,011,000
                                                   ------          -----          -----           ---
St. Helena Westminster Estates (Napa
  County)...........................   2000            23             23              0             8        $  495,000 - 555,000
                                                   ------          -----          -----           ---
Lyon Groves (Contra Costa County)...   1999           103             85             18            13        $  244,000 - 327,000
                                                   ------          -----          -----           ---
Lyon Ridge (Contra Costa County)....   2000            71             71              0             0        $  255,000 - 315,000
                                                   ------          -----          -----           ---
Manor at Thomas Ranch (Contra Costa
  County)...........................   2000            63             63              0            11        $  493,000 - 536,000
                                                   ------          -----          -----           ---
Plantation at Thomas Ranch (Contra
  Costa County).....................   2000            73             73              0             8        $  545,000 - 706,000
                                                   ------          -----          -----           ---
        Total unconsolidated joint
          ventures..................                  958            880             62            63
                                                   ------          -----          -----           ---
NORTHERN CALIFORNIA DIVISION
  TOTAL.............................                3,477          1,315            445           212
                                                   ======          =====          =====           ===
                                                            SAN DIEGO
WHOLLY-OWNED:
Discovery Hills (San Diego County)
  Previously Closed Products........   1991           734              0              0             0
  Discovery Meadows.................   1997           143              0              5             0        $  186,000 - 219,000
                                                   ------          -----          -----           ---
                                                      877              0              5             0
                                                   ------          -----          -----           ---
Carmel Mountain Ranch (San Diego
  County) Previously Closed
  Products..........................   1986         5,044              0              0             0
  The Summit........................   1997            86              0             37             0        $  353,000 - 392,000
  The Bluffs........................   1997           114              0             30             0        $  265,000 - 297,000
                                                   ------          -----          -----           ---
                                                    5,244              0             67             0
                                                   ------          -----          -----           ---
Sycamore Ranch (Riverside County)...   1997           195            132             25             7        $  319,000 - 366,000
                                                   ------          -----          -----           ---
Vail Ranch (San Diego County).......   2000           152            152              0             4        $  162,000 - 178,000
                                                   ------          -----          -----           ---
Meadowlark -- La Fuente
  (San Diego County)................   2000            56             56              0             0
                                                   ------          -----          -----           ---
        Total wholly-owned..........                6,524            340             97            11
                                                   ------          -----          -----           ---

                                                                    LOTS       HOMES CLOSED
                                                  ESTIMATED        OWNED         FOR YEAR       BACKLOG
                                     YEAR OF      NUMBER OF        AS OF          ENDED            AT
                                      FIRST       HOMES AT      DECEMBER 31,   DECEMBER 31,   DECEMBER 31,       SALES PRICE
      PROJECT (COUNTY) PRODUCT       DELIVERY   COMPLETION(1)       1999           1999        1999(2)(4)          RANGE(3)
      ------------------------       --------   -------------   ------------   ------------   ------------   --------------------
                                                   ------          -----          -----           ---
UNCONSOLIDATED JOINT VENTURES:
Torrey Hills -- The Sands (San Diego
  County)...........................   1998           107              0             61             0        $  333,000 - 375,000
                                                   ------          -----          -----           ---
Torrey Hills -- The Shores (San
  Diego County).....................   1998           111             46             39            31        $  408,000 - 446,000
                                                   ------          -----          -----           ---
Torrey Hills -- The Cove (San Diego
  County)...........................   1999           108             57             51            21        $  394,000 - 422,000
                                                   ------          -----          -----           ---
Knollwood at Castle Creek (San Diego
  County)...........................   1999            77             30             47            10        $  203,000 - 221,000
                                                   ------          -----          -----           ---
Stonecrest (San Diego County).......   1999           110             16             94            16        $  233,000 - 282,000
                                                   ------          -----          -----           ---
Mercy Road -- Allegra (San Diego
  County)...........................   1999           113             19             94            16        $  238,000 - 293,000
                                                   ------          -----          -----           ---
Otay Ranch -- Saratogo Trails (San
  Diego County).....................   1999            74             67              7             1        $  244,000 - 264,000
                                                   ------          -----          -----           ---
Otay Ranch -- Mendocino (San Diego
  County)...........................   1999           139            130              9             1        $  193,000 - 210,000
                                                   ------          -----          -----           ---
Meadowlark -- Monte Verde
  (San Diego County)................   2000            65             65              0             0
                                                   ------          -----          -----           ---
East Grove (San Diego County).......                  291            291              0             0
                                                   ------          -----          -----           ---
        Total unconsolidated joint
          ventures..................                1,195            721            402            96
                                                   ------          -----          -----           ---
SAN DIEGO DIVISION TOTAL............                7,719          1,061            499           107
                                                   ======          =====          =====           ===

ARIZONA
WHOLLY-OWNED:
McDowell Mt. Ranch (Maricopa
  County)...........................   1995            75              0              1             0        $  196,000 - 235,000
                                                   ------          -----          -----           ---
Estrella (Maricopa County)..........   1995           113              2             21             0        $  117,000 - 147,000
                                                   ------          -----          -----           ---
Eagle Mountain (Maricopa County)....   1996           101              0             21             0        $  190,000 - 248,000
                                                   ------          -----          -----           ---
Legend Trail (Maricopa County)......   1996           102              1             33             0        $  150,000 - 186,000
                                                   ------          -----          -----           ---
Williams Centre -- Haciendas (Pima
  County)...........................   1996            50              0              2             0        $  166,000 - 196,000
                                                   ------          -----          -----           ---
Williams Centre -- Las Villas
  (Pima County).....................   1997            46              0              1             0        $  119,000 - 136,000
                                                   ------          -----          -----           ---
McDowell Mt. Ranch "P" (Maricopa
  County)...........................   1997            69              0             10             0        $  199,000 - 237,000
                                                   ------          -----          -----           ---
Lone Mountain (Maricopa County).....   1997            55              0             29             0        $  235,000 - 287,000
                                                   ------          -----          -----           ---
Manzanita Heights (Maricopa
  County)...........................   1997            73              0              6             0        $   83,000 -  93,000
                                                   ------          -----          -----           ---
Crystal Gardens (Maricopa County)...   1997           157             64             36            15        $   97,000 - 122,000
                                                   ------          -----          -----           ---
Monument Vista (Pima County)........   1997           106              0              3             0        $  179,000 - 240,000
                                                   ------          -----          -----           ---
Rio Del Verde (Maricopa County).....   2000            84             13              0             1        $  160,000 - 199,000
                                                   ------          -----          -----           ---
Sage Creek -- Encanto (Maricopa
  County)...........................   2000           176             15              0             0        $   99,000 - 113,000
                                                   ------          -----          -----           ---
Sage Creek -- Arcadia (Maricopa
  County)...........................   2000           167              9              0             0        $  126,000 - 147,000
                                                   ------          -----          -----           ---
Sage Creek -- Solano (Maricopa
  County)...........................   2000            82              7              0             0        $  157,000 - 181,000
                                                   ------          -----          -----           ---
Mesquite Grove -- Small
  (Maricopa County).................   2000           110            110              0             0
                                                   ------          -----          -----           ---
Mesquite Grove -- Large
  (Maricopa County).................   2000            95             95              0             0
                                                   ------          -----          -----           ---
        Total wholly-owned..........                1,661            316            163            16
                                                   ------          -----          -----           ---

                                                                    LOTS       HOMES CLOSED
                                                  ESTIMATED        OWNED         FOR YEAR       BACKLOG
                                     YEAR OF      NUMBER OF        AS OF          ENDED            AT
                                      FIRST       HOMES AT      DECEMBER 31,   DECEMBER 31,   DECEMBER 31,       SALES PRICE
      PROJECT (COUNTY) PRODUCT       DELIVERY   COMPLETION(1)       1999           1999        1999(2)(4)          RANGE(3)
      ------------------------       --------   -------------   ------------   ------------   ------------   --------------------
UNCONSOLIDATED JOINT VENTURES:
Mountaingate (Maricopa County)......   2001         1,552          1,552              0             0
                                                   ------          -----          -----           ---
        Total unconsolidated joint
          ventures..................                1,552          1,552              0             0
                                                   ------          -----          -----           ---
ARIZONA DIVISION TOTAL..............                3,213          1,868            163            16
                                                   ======          =====          =====           ===

NEW MEXICO
WHOLLY-OWNED:
Summerfield (Bernalillo County).....   1995           195             51             55             8        $   90,000 - 140,000
                                                   ------          -----          -----           ---
Tuscany Hills (Bernalillo County)...   1996            30              0              3             0        $  129,000 - 183,000
                                                   ------          -----          -----           ---
Rancho del Sol (Santa Fe County)....   1996           195             24             68             7        $   91,000 - 165,000
                                                   ------          -----          -----           ---
The Courtyards at Park West
  (Bernalillo County)...............   1996            77              0             30             0        $  136,000 - 175,000
                                                   ------          -----          -----           ---
Ventana (Bernalillo County).........   1997            81             14             16             0        $  132,000 - 175,000
                                                   ------          -----          -----           ---
NEW MEXICO DIVISION TOTAL...........                  578             89            172            15
                                                   ======          =====          =====           ===

NEVADA
WHOLLY-OWNED:
Prominence (Clark County)...........   1996           100              0              2             0        $  147,000 - 175,000
                                                   ------          -----          -----           ---
Camden Park (Clark County)..........   1997           150              0             56             0        $  157,000 - 166,000
                                                   ------          -----          -----           ---
Monte Nero (Clark County)...........   1997           171             25             71            24        $  135,000 - 170,000
                                                   ------          -----          -----           ---
Royal Woods (Clark County)..........   1998           142             11             91             9        $  153,000 - 186,000
                                                   ------          -----          -----           ---
Deer Springs Ranch (Clark County)...   1998           117             18             65            15        $  119,000 - 147,000
                                                   ------          -----          -----           ---
Cambridge Court (Clark County)......   1998           177             47             99            36        $  144,000 - 162,000
                                                   ------          -----          -----           ---
Belvedere (Clark County)............   1999            78             65             13            29        $  171,000 - 196,000
                                                   ------          -----          -----           ---
La Terraza (Clark County)...........   2000            16             16              0            12        $  146,000 - 157,000
                                                   ------          -----          -----           ---
Bella Veranda (Clark County)........   2000            79             79              0             0        $  236,000 - 261,000
                                                   ------          -----          -----           ---
Kingsway Ridge (Clark County).......   2000           156            156              0             0
                                                   ------          -----          -----           ---
Summerlin -- The Gardens (Clark
  County)...........................   2000            94             94              0             0
                                                   ------          -----          -----           ---
NEVADA DIVISION TOTAL...............                1,280            511            397           125
                                                   ======          =====          =====           ===
GRAND TOTALS:
  Wholly-owned......................               18,163          2,784          2,028           419
  Unconsolidated joint ventures.....                4,187          3,506            590           193
                                                   ------          -----          -----           ---
                                                   22,350          6,290          2,618           612
                                                   ======          =====          =====           ===

---------------
(1) The estimated number of homes to be built at completion is subject to change, and there can be no assurance that the Company will build these homes.

(2) Backlog consists of homes sold under sales contracts that have not yet closed, and there can be no assurance that closings of sold homes will occur.

(3) Sales price range reflects base price only and excludes any lot premium, buyer incentive and buyer selected options, which vary from project to project.

(4) Of the total homes subject to pending sales contracts as of December 31, 1999, 543 represent homes completed or under construction and 69 represent homes not yet under construction.

(5) In December 1999 the Company sold substantially all of the remaining lots in its Sun Lakes Country Club project in a bulk sale.

SALES AND MARKETING

     The management team responsible for a specific project develops marketing objectives, formulates pricing and sales strategies and develops advertising and public relations programs for approval of senior management. The Company makes extensive use of advertising and other promotional activities, including newspaper advertisements, brochures, television and radio commercials, direct mail and the placement of strategically located sign boards in the immediate areas of its developments. In general, the Company's advertising emphasizes the Company's strengths with respect to the quality and value of its products.

     The Company normally builds, decorates, furnishes and landscapes three to five model homes for each product line and maintains on-site sales offices, which typically are open seven days a week. Management believes that model homes play a particularly important role in the Company's marketing efforts. Consequently, the Company expends a significant amount of effort in creating an attractive atmosphere at its model homes. Interior decorations vary among the Company's models and are carefully selected based upon the lifestyles of targeted buyers. Structural changes in design from the model homes are not generally permitted, but home buyers may select various other optional construction and design amenities.

     The Company employs in-house commissioned sales personnel and, on a limited basis, outside brokers in the selling of its homes. The Company typically engages its sales personnel on a long-term, rather than a project-by-project basis, which it believes results in a more motivated sales force with an extensive knowledge of the Company's operating policies and products. Sales personnel are trained by the Company and attend weekly meetings to be updated on the availability of financing, construction schedules and marketing and advertising plans.

     The Company strives to provide a high level of customer service during the sales process and after a home is sold. The participation of the sales representatives, on-site construction supervisors and the post-closing customer service personnel, working in a team effort, is intended to foster the Company's reputation for quality and service, and ultimately lead to enhanced customer retention and referrals.

     The Company's homes are typically sold before or during construction through sales contracts which are usually accompanied by a small cash deposit. Such sales contracts are usually subject to certain contingencies such as the buyer's ability to qualify for financing. The cancellation rate of buyers who contracted to buy a home but did not close escrow at the Company's projects was approximately 15% during 1999. Cancellation rates are subject to a variety of factors beyond the Company's control such as adverse economic conditions and increases in mortgage interest rates.

     The Company generally provides a one-year limited warranty of workmanship and materials with each of its homes. From January 1, 1992 through March 31, 1995, the Company provided a five-year limited warranty for certain homes in the Company's Southern California Region. This five-year warranty exceeded the warranty offered by competitors and served as a marketing tool for the Company. The Company normally reserves one percent of the sales price of its homes against the possibility of future charges relating to its one-year limited warranty and similar potential claims. The Company's historical experience is that one-year warranty claims generally fall within the one percent reserve. In addition, California law provides that consumers can seek redress for patent defects in new homes within four years from when the defect is discovered, or should have been discovered, provided that if the defect is latent there is an outside limit for seeking redress which is ten years from the completion of construction. In addition, because the Company generally subcontracts its homebuilding work to qualified subcontractors who generally provide the Company with an indemnity and a certificate of insurance prior to receiving payment from the Company for their work, the Company generally has recourse against the subcontractors or their insurance carriers for claims relating to the subcontractors' workmanship or materials. However, there can be no assurance that claims will not arise out of matters such as landslides, soil subsidence or earthquakes that are uninsurable, not economically insurable or not subject to effective indemnification agreements.

CUSTOMER FINANCING -- DUXFORD FINANCIAL, INC.

     The Company seeks to assist its home buyers in obtaining financing by arranging with mortgage lenders to offer qualified buyers a variety of financing options. Substantially all home buyers utilize long-term mortgage financing to purchase a home and mortgage lenders will usually make loans only to qualified borrowers.

     Duxford Financial, Inc., formerly named Presley Mortgage Company, a wholly owned subsidiary, began operations effective December 1, 1994 and is in operation to service the Company's operating regions. The mortgage company operates as a mortgage broker/loan correspondent and originates conventional, FHA and VA loans.

SALE OF LOTS AND LAND

     In the ordinary course of business, the Company continually evaluates land sales and has sold, and expects that it will continue to sell, land as market and business conditions warrant. The Company also sells both multiple lots to other builders (bulk sales) and improved individual lots for the construction of custom homes where the presence of such homes adds to the quality of the community. In addition, the Company may acquire sites with commercial, industrial and multi-family parcels which will generally be sold to third-party developers.

INFORMATION SYSTEMS AND CONTROLS

     The Company assigns a high priority to the development and maintenance of its budget and cost control systems and procedures. The Company's regional and area offices are connected to corporate headquarters through a fully integrated accounting, financial and operational management information system. Through this system, management regularly evaluates the status of its projects in relation to budgets to determine the cause of any variances and, where appropriate, adjusts its operations to capitalize on favorable variances or to limit adverse financial impacts.

COMPETITION

     The homebuilding industry is highly competitive, particularly in the low and medium-price range where the Company currently concentrates its activities. Although the Company is one of California's largest homebuilders, the Company does not believe it has a significant market position in any geographic area which it serves due to the fragmented nature of the market. Due in significant part to the recent recession and its effect on the housing market, the Company has, since 1990, had to reduce its sales prices and offer greater incentives to buyers in order to effectively compete for sales in several of its markets. Beginning in 1997 the market has generally rebounded allowing the Company to selectively increase sales prices and reduce incentives while remaining competitive. A number of the Company's competitors have larger staffs, larger marketing organizations, and substantially greater financial resources than those of the Company. However, the Company believes that it competes effectively in its existing markets as a result of its product and geographic diversity, substantial development expertise, and its reputation as a low-cost producer of quality homes. Further, the Company sometimes gains a competitive advantage in locations where changing regulations make it difficult for competitors to obtain entitlements and/or government approvals which the Company has already obtained.

GOVERNMENTAL REGULATIONS AND ENVIRONMENTAL MATTERS

     The Company and its competitors are subject to various local, state and Federal statutes, ordinances, rules and regulations concerning zoning, building design, construction and similar matters, including local regulation which imposes restrictive zoning and density requirements in order to limit the number of homes that can ultimately be built within the boundaries of a particular project. The Company and its competitors may also be subject to periodic delays or may be precluded entirely from developing in certain communities due to building moratoriums or "slow-growth" or "no-growth" initiatives that could be implemented in the future in the states in which it operates. Because the Company usually purchases land with entitlements, the

Company believes that the moratoriums would adversely affect the Company only if they arose from unforeseen health, safety and welfare issues such as insufficient water or sewage facilities. Local and state governments also have broad discretion regarding the imposition of development fees for projects in their jurisdiction. However, these are normally locked-in when the Company receives entitlements.

     Duxford Financial, Inc. is subject to state licensing laws as a mortgage broker as well as Federal and state laws concerning real estate loans.

     The Company and its competitors are also subject to a variety of local, state and Federal statutes, ordinances, rules and regulations concerning protection of health and the environment. The particular environmental laws which apply to any given community vary greatly according to the community site, the site's environmental conditions and the present and former uses of the site. These environmental laws may result in delays, may cause the Company and its competitors to incur substantial compliance and other costs, and may prohibit or severely restrict development in certain environmentally sensitive regions or areas. The Company's projects in California are especially susceptible to restrictive government regulations and environmental laws. However, environmental laws have not, to date, had a material adverse impact on the Company's operations.

CORPORATE ORGANIZATION AND PERSONNEL

     Each of the Company's operating divisions has responsibility for the Company's homebuilding and development operations within the geographical boundaries of that division.

     The Company's eight executive officers at the corporate level average more than 20 years of experience in the homebuilding and development industries within California and the Southwest. The Company combines decentralized management in those aspects of its business where detailed knowledge of local market conditions is important (such as governmental processing, construction, land development and sales and marketing), with centralized management in those functions where the Company believes central control is required (such as approval of land acquisitions and financial, personnel and legal matters).

     As of December 31, 1999, the Company's real estate development and homebuilding operations employed approximately 536 full-time and 13 part-time employees, including corporate staff, supervisory personnel of construction projects, maintenance crews to service completed projects, as well as persons engaged in administrative, finance and accounting, engineering, land acquisition, sales and marketing activities.

     The Company believes that its relations with its employees have been good. Some employees of the subcontractors which the Company utilizes are unionized, but virtually none of the Company's employees are union members. Although there have been temporary work stoppages in the building trades in the Company's areas of operation, to date none has had any material impact upon the Company's overall operations.

ITEM 2. PROPERTIES

  Headquarters

     On February 4, 2000, the Company relocated its corporate headquarters from 19 Corporate Plaza, Newport Beach, California to 4490 Von Karman Avenue, Newport Beach, California. The Company leases its corporate headquarters from The William Lyon Property Management Company, an affiliated entity of which William Lyon owns 57%. The old corporate headquarters at 19 Corporate Plaza, which is owned by the Company, is currently under a contract of sale. The Company leases or owns properties for its area offices, design centers and Duxford Financial, Inc., but none of these properties is material to the operation of the Company's business. For information about properties owned by the Company for use in its homebuilding activities, see Item 1.

ITEM 3. LEGAL PROCEEDINGS

     The Company is involved in various legal proceedings, most of which relate to routine litigation and some of which are covered by insurance. In the opinion of the Company's management, none of the uninsured claims involve claims which are material and unreserved or will have a material adverse effect on the financial condition of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     A special meeting of stockholders of the Company was held on November 5, 1999. At the special meeting, the stockholders approved a certificate of ownership and merger providing for the merger of The Presley Companies with and into Presley Merger Sub, Inc., a wholly owned subsidiary. With respect to this matter, 36,541,820 votes were cast for, 847,693 votes were cast against, and 44,975 votes abstained (including broker non-votes).

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     Prior to November 12, 1999, the Series A Common Stock of The Presley Companies traded on the New York Stock Exchange (the "NYSE") under the symbol PDC. As a result of the merger of The Presley Companies with and into its wholly owned subsidiary, Presley Merger Sub, Inc., effective on November 11, 1999, each outstanding share of The Presley Companies common stock was converted into 0.2 share of the Common Stock of the Company which was listed on the NYSE under the same symbol, PDC. On December 31, 1999, the Company changed its name to William Lyon Homes and its stock ticker symbol changed from PDC to WLS effective on January 3, 2000. The following table sets forth the high and low sales prices for the Common Stock of the Company as reported on the NYSE for the periods indicated after adjustment for the retroactive effect of the merger with a wholly-owned subsidiary and the conversion of each share of Series A and Series B common stock into 0.2 common share of the surviving Company as described in
Note 2 of "Notes to Consolidated Financial Statements."

                                                    HIGH        LOW
                                                   -------    -------
1998
  First Quarter..................................  $5.6250    $3.1250
  Second Quarter.................................   5.6250     3.4375
  Third Quarter..................................   6.5625     2.8125
  Fourth Quarter.................................   3.7500     2.1875

1999
  First Quarter..................................   3.7500     1.8750
  Second Quarter.................................   5.0000     2.5000
  Third Quarter..................................   5.6250     3.1250
  Fourth Quarter.................................   6.4375     3.1250

     As of February 25, 2000, the closing price for the Company's Common Stock as reported on the NYSE was $5.5625.

     As of February 25, 2000, there were approximately 1,948 beneficial owners of the Company's Common Stock.

     The Company has not paid any cash dividends on its Common Stock during the last two fiscal years and expects that for the foreseeable future it will follow a policy of retaining earnings in order to help finance its business. Payment of dividends is within the discretion of the Company's Board of Directors and will depend upon the earnings, capital requirements, general economic conditions and operating and financial condition of the Company, among other factors. In addition, the effect of the Company's principal financing agreements currently prohibits the payment of dividends by the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition and Liquidity" and Note 8 of "Notes to Consolidated Financial Statements."

ITEM 6. SELECTED FINANCIAL DATA

     The following selected consolidated financial data of the Company have been derived from the Consolidated Financial Statements of the Company and other available information. The summary should be read in conjunction with the Consolidated Financial Statements and the Notes thereto appearing elsewhere herein.

                                             1999(1)      1998         1997         1996         1995
                                             --------   --------     --------     --------     --------
                                                   (IN THOUSANDS EXCEPT PER COMMON SHARE AMOUNTS
                                                                AND NUMBER OF HOMES)
STATEMENT OF OPERATIONS DATA:
  Sales
    Homes..................................  $426,839   $348,352     $307,332     $317,366     $231,204
    Lots, land and other...................    13,142     19,930       22,610        1,631       54,301
                                             --------   --------     --------     --------     --------
         Total sales.......................   439,981    368,282      329,942      318,997      285,505
  Income from unconsolidated joint
    ventures...............................    17,859      3,499           --           --           --
  Operating income (loss)..................    48,402     15,580      (84,534)         163      (41,335)
  Income (loss) before income taxes and
    extraordinary item.....................    43,497      8,305      (89,894)         152      (41,653)
  Credit (provision) for income taxes......      (220)    (1,191)          --           --        1,868
  Income (loss) before extraordinary
    item...................................    43,277      7,114      (89,894)         152      (39,785)
  Extraordinary item-gain from retirement
    of debt, net of applicable taxes.......     4,200      2,741           --           --        2,688
  Net income (loss)........................  $ 47,477   $  9,855     $(89,894)    $    152     $(37,097)
  Basic and diluted earnings (loss) per
    common share(2):
    Before extraordinary item..............  $   4.15   $   0.68     $  (8.61)    $     --     $  (3.81)
    Extraordinary item.....................      0.40       0.26           --           --         0.26
                                             --------   --------     --------     --------     --------
    After extraordinary item...............  $   4.55   $   0.94     $  (8.61)    $     --     $  (3.55)
  Ratio of earnings to fixed
    charges(3)(4)..........................      2.59       1.31             (4)          (4)          (4)
BALANCE SHEET DATA:
  Real estate inventories..................  $184,271   $174,502     $255,472     $306,381     $315,535
  Total assets.............................   278,483    246,404      285,244      331,615      340,933
  Notes payable............................   176,630    195,393      254,935      208,524      224,434
  Stockholders' equity (deficit)...........    53,301      5,824       (5,681)      84,213       84,061
OPERATING DATA (including unconsolidated
  joint ventures):
  Number of homes sold.....................     2,285      2,139        1,718        1,804        1,488
  Number of homes closed...................     2,618      1,925        1,597        1,838        1,425
  Number of homes in escrow at end of
    period.................................       612        617          403          282          316
  Average sales prices of homes closed.....  $    241   $    202     $    192     $    173     $    162

---------------
(1) On November 5, 1999, the Company acquired substantially all of the assets and assumed substantially all of the related liabilities of Old William Lyon Homes. The total purchase price consisted of approximately $42,598,000 in cash and the assumption of approximately $101,058,000 of liabilities. The acquisition is being accounted for as a purchase, and accordingly, the purchase price has been allocated based on the fair value of the assets and liabilities acquired. The excess of the purchase price over the net assets being acquired amounting to approximately $8,689,000 has been reflected as goodwill and is being amortized on a straight line basis over an estimated useful life of seven years. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 of "Notes to Consolidated Financial Statements."

(2) Reflects the conversion of each outstanding share of The Presley Companies Common Stock into 0.2 share of the Company's Common Stock as a result of the merger of The Presley Companies with and into the Company. See Notes 2 and 3 of "Notes to Consolidated Financial Statements."

(3) Ratio of earnings to fixed charges is calculated by dividing income as adjusted by fixed charges. For this purpose, "income as adjusted" means income (loss) before (i) minority partners' interest in consolidated income
    (loss) and (ii) income taxes, plus (i) interest expense and (ii) amortization of capitalized interest included in cost of sales. For this purpose "fixed charges" means (i) interest expense and (ii) interest capitalized during the period.

(4) Earnings were not adequate to cover fixed charges by $25.4 million, $21.1 million, and $67.1 million for the years ended December 31, 1997, 1996, and 1995, respectively. These deficits, as well as the operating income (loss), include the effect of an impairment loss on real estate assets of $74 million in 1997, and $16.8 million in 1995 and reductions of real estate assets to estimated net realizable value of $9.4 million in 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of results of operations and financial condition should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Annual Report on Form 10-K.

     General Overview. On November 5, 1999, The Presley Companies ("Presley"), which subsequently changed its name to William Lyon Homes on December 31, 1999 (the "Company") as described below, acquired substantially all of the assets and assumed substantially all of the related liabilities of William Lyon Homes, Inc. ("Old William Lyon Homes"), in accordance with a Purchase Agreement executed as of October 7, 1999 with Old William Lyon Homes, William Lyon and William H. Lyon. William Lyon is Chairman of the Board of Old William Lyon Homes and also Chairman of the Board and Chief Executive Officer of the Company. William H. Lyon is the son of William Lyon and a director and an employee of the Company.

     The total purchase price consisted of approximately $42,598,000 in cash and the assumption of approximately $101,058,000 of liabilities of Old William Lyon Homes. The purchase price was determined based on the values as of December 31, 1998 of the real property and related assets acquired. The parties intended that these assets, together with all income, receivables, escrow and other proceeds, purchase deposits, cash and other assets earned or received from any sale of these assets, including any assets acquired with sales proceeds, in the ordinary course of business since January 1, 1999 and through November 5, 1999 would inure to the buyer. These amounts were to be net of any amounts used to pay or satisfy land acquisition or development costs, capital expenditures, principal or interest on indebtedness, accounts payable, accrued liabilities, employee wages and benefits, taxes and other liabilities and operating expenses and incurred in the ordinary course of business. The Company funded the asset purchase through borrowings from its existing working capital facility and the assumption of existing indebtedness on certain real estate projects that were acquired.

     The acquisition has been accounted for as a purchase and, accordingly, the purchase price has been allocated based on the fair value of the assets and liabilities acquired. The excess of the purchase price over the net assets acquired amounting to approximately $8,689,000 has been reflected as goodwill and is being amortized on a straight-line basis over an estimated useful life of seven years.

     After the acquisition described above and prior to the effectiveness of the merger as described below, William Lyon and William H. Lyon acquired (1) 5,741,454 shares of the Company's Series A Common Stock for $0.655 per share in a tender offer for the purchase of up to 10,678,792 shares of the Company's Series A Common Stock which closed on November 5, 1999 and (2) 14,372,150 shares of the Company's Series B Common Stock for $0.655 per share under agreements with certain holders of the Company's Series B Common Stock which closed on November 8, 1999. On November 5, 1999 William Lyon and the Company cancelled all of William Lyon's outstanding options to purchase 750,000 shares of the Company's Series A Common Stock. The completion of these transactions, together with the previous disposition on August 12, 1999 of 3,000,000 shares by William Lyon and a trust of which William H. Lyon is the beneficiary, resulted in William Lyon and a trust of which William H. Lyon is a beneficiary owning approximately 49.9% of the Company's outstanding Common Stock. The foregoing number of shares does not reflect the subsequent merger and the conversion of each share of Series A and Series B Common Stock into 0.2 share of common stock as described in Note 2 of "Notes to Consolidated Financial Statements."

     In accordance with the bond indenture agreement governing the Company's Senior Notes which are due in 2001, if the Company's Consolidated Tangible Net Worth is less than $60 million for two consecutive fiscal quarters, the Company is required to offer to purchase $20 million in principal amount of the Senior Notes. Because the Company's Consolidated Tangible Net Worth has been less than $60 million beginning with the quarter ended June 30, 1997, the Company would, effective on December 4, 1997, June 4, 1998, December 4, 1998, June 4, 1999 and December 4, 1999, have been required to make offers to purchase $20 million of the Senior Notes at par plus accrued interest, less the face amount of Senior Notes acquired by the Company after September 30, 1997, March 31, 1998, September 30, 1998, March 31, 1999 and September 30, 1999, respectively. The Company acquired Senior Notes with a face amount of $20 million after September 30, 1997 and prior to December 4, 1997, again after March 31, 1998 and prior to June 4, 1998, and again after September 30, 1998 and prior to December 4, 1998, again after March 31, 1999 and prior to June 4, 1999 and again after September 30, 1999 and prior to December 4, 1999 and therefore was not required to make offers to purchase Senior Notes. As a result of these transactions, the Company has recognized a net gain of $4.2 million and $2.7 million during the years ended December 31, 1999 and 1998, respectively, after giving effect to income taxes and amortization of related loan costs.

     Every six months, until the Company's Consolidated Tangible Net Worth is $60 million or more at the end of a fiscal quarter, the Company will be required to make similar offers to purchase $20 million of Senior Notes. At December 31, 1999, the Company's Consolidated Tangible Net Worth was $43.2 million. The Company's management has previously held discussions, and may in the future hold discussions, with representatives of the holders of the Senior Notes with respect to modifying this repurchase provision of the bond indenture agreement. To date, no agreement has been reached to modify this repurchase provision. Any such change in the terms or conditions of the bond indenture agreement requires the affirmative vote of at least a majority in principal amount of the Senior Notes outstanding. No assurances can be given that any such change will be made.

     Because of the Company's obligation to offer to purchase $20 million in principal amount of the Senior Notes every six months so long as the Company's Consolidated Tangible Net Worth is less than $60 million, the Company is restricted in its ability to acquire, hold and develop real estate projects. The Company changed its operating strategy during 1997 to finance certain projects by forming joint ventures with venture partners that would provide a substantial portion of the capital necessary to develop these projects. The Company believes that the use of joint venture partnerships better enables it to reduce its capital investments and risks in the highly capital intensive California markets, as well as to repurchase the Company's Senior Notes as described above. The Company generally receives, after priority returns and capital distributions to its partners, approximately 50% of the profits and losses, and cash flows from joint ventures.

     As of December 31, 1999, the Company and certain of its subsidiaries are general partners or members in nineteen joint ventures involved in the development and sale of residential projects. Such joint ventures are 50% or less owned and, accordingly, the financial statements of such joint ventures are not consolidated in the preparation of the Company's financial statements. The Company's investments in unconsolidated joint ventures are accounted for using the equity method. See Note 7 of "Notes to Consolidated Financial Statements" for condensed combined financial information for these joint ventures. Based upon current estimates, substantially all future development and construction costs will be funded by the Company's joint venture partners or from the proceeds of construction financing obtained by the joint ventures.

     At December 31, 1999 the Company had net operating loss carryforwards for Federal tax purposes of approximately $106.2 million, of which $12.9 million expires in 2008, $27.4 million expires in 2009, $35.8 million expires in 2010, $13.7 million expires in 2011, $16.4 million expires in 2012 and $28,000 expires in 2018. The Company's ability to utilize the tax benefits associated with its net operating loss carryforwards will depend upon the amount of its otherwise taxable income and may be limited in the event of an "ownership change" under federal tax laws and regulations.

     The ability of the Company to meet its obligations on its indebtedness will depend to a large degree on its future performance which in turn will be subject, in part, to factors beyond its control, such as prevailing economic conditions, mortgage and other interest rates, weather, the occurrence of events such as landslides, soil subsidence and earthquakes that are uninsurable, not economically insurable or not subject to effective indemnification agreements, availability of labor and homebuilding materials, changes in governmental laws and regulations, and the availability and cost of lands for future development. At this time, the Company's degree of leverage may limit its ability to meet its obligations, withstand adverse business or other conditions and capitalize on business opportunities.

RESULTS OF OPERATIONS

     Homes sold, closed and in backlog as of and for the periods presented are as follows:

                                                   AS OF AND FOR YEARS ENDED
                                                          DECEMBER 31,
                                                   --------------------------
                                                    1999      1998      1997
                                                   ------    ------    ------
Number of homes sold
  Company........................................   1,692     1,937     1,718
  Unconsolidated joint ventures..................     593       202        --
                                                   ------    ------    ------
                                                    2,285     2,139     1,718
                                                   ======    ======    ======
Number of homes closed
  Company........................................   2,031     1,834     1,597
  Unconsolidated joint ventures..................     587        91        --
                                                   ------    ------    ------
                                                    2,618     1,925     1,597
                                                   ======    ======    ======
Backlog of homes sold but not closed at end of
  period
  Company........................................     446       499       403
  Unconsolidated joint ventures..................     166       118        --
                                                   ------    ------    ------
                                                      612       617       403
                                                   ======    ======    ======
Dollar amount of backlog of homes sold but not
  closed at end of period (in millions)
  Company........................................  $111.7    $111.8    $ 84.6
  Unconsolidated joint ventures..................    74.1      53.3        --
                                                   ------    ------    ------
                                                   $185.8    $165.1    $ 84.6
                                                   ======    ======    ======

     Homes in backlog are generally closed within three to six months. The dollar amount of backlog of homes sold but not closed as of December 31, 1999 was $185.8 million as compared to $165.1 million as of December 31, 1998 and $179.5 million as of September 30, 1999. The cancellation rate of buyers who contracted to buy a home but did not close escrow at the Company's projects was approximately 15% during 1999.

     The number of homes closed in 1999 increased 36.0 percent to 2,618 from 1,925 in 1998. Net new home orders for the year ended December 31, 1999 increased 6.8 percent to 2,285 units from 2,139 for the year ended December 31, 1998. The backlog of homes sold as of December 31, 1999 was 612, down slightly from 617 units as of December 31, 1998, and down 10.9 percent from 687 units at September 30, 1999. The Company's inventory of completed and unsold homes as of December 31, 1999 increased to 71 units from 50 units as of December 31, 1998.

     The improvement in net new home orders and closings for 1999 as compared with 1998 is primarily the result of improved market conditions in substantially all of the Company's markets and additional sales locations as a result of new land acquisitions. At December 31, 1999, the Company had 50 sales locations as compared to 46 sales locations at December 31, 1998.

     Financial Accounting Standards Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," ("Statement No. 121") requires impairment losses to be recorded on assets to be held and used by the Company when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets (excluding interest) are less than the carrying amount of the assets. Statement No. 121 also requires that long-lived assets that are held for disposal be reported at the lower of the assets' carrying amount or fair value less cost of disposal. Under the new pronouncement, when an impairment loss is required for assets to be held and used by the Company, the related assets are adjusted to their estimated fair value.

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

     The following represents the home sales and excess of revenue from sales over related cost of sales (i.e., gross profit) of the three master-planned communities since the recordation of impairment losses on June 30, 1997:

                                 FOR THE               FOR THE              FOR THE
                             SIX MONTHS ENDED        YEAR ENDED           YEAR ENDED
                            DECEMBER 31, 1997     DECEMBER 31, 1998    DECEMBER 31, 1999
                            ------------------    -----------------    -----------------
Sales...................       $17,662,000           $54,828,000          $79,584,000
Gross profit............       $ 1,202,000           $ 5,850,000           13,012,000
Gross profit %..........               6.8%                 10.7%                16.4%

     The gross profits recognized on the three master-planned communities subsequent to the recordation of the impairment losses has increased due to better than projected sales price increases beginning in 1998.

     The Company periodically evaluates its real estate assets to determine whether such assets have been impaired and therefore would be required to be adjusted to fair value. Fair value represents the amount at which an asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. The estimation process involved in determining if assets have been impaired and in the determination of fair value is inherently uncertain since it requires estimates of current market yields as well as future events and conditions. Such future events and conditions include economic and market conditions, as well as the availability of suitable financing to fund development and construction activities. The realization of the Company's real estate projects is dependent upon future uncertain events and conditions and, accordingly, the actual timing and amounts realized by the Company may be materially different from the estimated fair values as described herein.

     This Annual Report on Form 10-K does not attempt to discuss or describe all of the factors that influence or impact the evaluation of an impairment of the Company's real estate assets.

     Interest incurred during the period in which real estate projects are not under development or during the period subsequent to the completion of product available for sale is expensed in the period incurred. Economic conditions in the real estate industry can cause a delay in the development of certain real estate projects and, as a result, can lengthen the periods when such projects are not under development and, accordingly, have a significant impact on profitability as a result of expensed interest. Interest expense during 1999, 1998, and 1997 was approximately $6.2 million, $9.2 million and $7.8 million, respectively.

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

     Comparison of Years Ended December 31, 1999 and 1998. Total sales (which represent recorded revenues from closings) for the year ended December 31, 1999 were $440.0 million, an increase of $71.7 million (19.5%), from sales of $368.3 million for the year ended December 31, 1998. Revenue from sales of homes increased $78.4 million to $426.8 million in 1999 from $348.4 million in 1998. This increase was due primarily to an increase in the number of homes closed to 2,031 in 1999 from 1,834 in 1998, and an increase in the average sales prices of homes to $210,200 in 1999 from $189,900 in 1998.

     Total operating income increased from $15.6 million in 1998 to $48.4 million in 1999. The excess of revenue from sales of homes over the related cost of sales increased by $19.1 million, to $69.7 million in 1999 from $50.6 million in 1998. This increase was primarily due to (1) an increase of 10.7% in the number of units closed to 2,031 units in 1999 from 1,834 units in 1998, and (2) an increase in the average sales prices to $210,200 from $189,900 (a 10.7% increase). Sales and marketing expenses decreased by $2.1 million (3.6%) to $19.4 million in 1999 from $21.5 million in 1998 primarily as a result of reductions in advertising and sales office/model operation expenses, offset by increased direct sales expenses related to the increased sales volume. General and administrative expenses increased by $3.4 million to $19.4 million in 1999 from $16.0 million in 1998, primarily as a result of higher employment levels to support the increased level of operations and additional accruals for increased employee bonuses based upon improved operating results of the Company, partially offset by reimbursement of overhead expenses from joint ventures.

     Equity in income of unconsolidated joint ventures amounting to $17.9 million was recognized in the 1999 period, compared to $3.5 million in the comparable period for 1998. The Company did not begin investing in unconsolidated joint ventures until the fourth quarter of 1997 and limited operating results were realized in the first nine months of 1998.

     Total interest incurred during 1999 decreased $7.0 million to $24.5 million from $31.5 million in 1998 as a result of a decrease in the average amount of outstanding debt. Net interest expense decreased to $6.2 million in 1999 from $9.2 million for 1998 as a result of the decrease in the average amount of outstanding debt.

     As a result of the transactions as described previously in "General Overview", the Company incurred financial advisory expense of approximately $2.2 million for the year ended December 31, 1999.

     As a result of the retirement of certain debt as described previously in "General Overview", the Company has recognized a net gain of $4.2 million during the year ended December 31, 1999, after giving effect to income taxes and amortization of related loan costs.

     For the year ended December 31, 1999, post quasi-reorganization temporary differences, partially offset by temporary differences that existed prior to the quasi-reorganization, along with pre quasi-reorganization net operating loss carryforwards resulted in income tax expense, at Alternative Minimum Tax rates, of $245,000. For the year ended December 31, 1998, income tax benefits of $1,650,000 related to temporary differences resulting from the quasi-reorganization were excluded from the results of operations and credited to additional paid-in capital.

     Comparison of Years Ended December 31, 1998 and 1997. Total sales (which represent recorded revenues from closings) for the year ended December 31, 1998 were $368.3 million, an increase of $38.4 million (11.6%), from sales of $329.9 million for the year ended December 31, 1997. Revenue from sales of homes increased $41.1 million to $348.4 million in 1998 from $307.3 million in 1997. This increase was due primarily to an increase in the number of homes closed to 1,834 in 1998 from 1,597 in 1997, partially offset by a decrease in the average sales prices of homes to $189,900 in 1998 from $192,000 in 1997 which resulted primarily from a change in product mix.

     Total operating income (loss) changed from a loss of $84.5 million in 1997 to an income of $12.1 million in 1998. The excess of revenue from sales of homes over the related cost of sales increased by $21.6 million, to $50.6 million in 1998 from $29.0 million in 1997. This increase was primarily due to (1) an increase of 14.8% in the number of units closed from 1,597 units in 1997 to 1,834 units in 1998, (2) changes in product delivered in 1998 compared to 1997 comprised of 10 new products introduced in 1998 with average gross margins of 18.5% on sales of $64.7 million compared with 27 old products closed out in 1997 with average gross margins of 13.4% on sales of $107.5 million, and (3) increases for continuing products delivered in both 1998 and 1997 in average sales prices to $187,300 from $179,600 (a 4.3% increase) and in average gross margins to 8.6% from 5.3% (a 61.6% increase) on sales of $283.3 million and $199.9 million, respectively. Impairment losses on real estate assets amounting to $74.0 million were recorded in 1997 compared to no impairment losses in 1998. Sales and marketing expenses decreased by $0.8 million (3.6%) to $21.5 million in 1998 from $22.3 million in 1997 primarily as a result of reductions in advertising and sales office/model operation expenses, offset by increased direct sales expenses related to the increased sales volume. General and administrative expenses decreased slightly in the 1998 period from the 1997 period, primarily as a result of the consolidation of certain California operations in the third quarter of 1997 and reimbursement of overhead expenses from joint ventures.

     Income from unconsolidated joint ventures amounting to $3.5 million was recorded in the 1998 period, with no corresponding amount in the comparable period for 1997. The Company did not begin investing in unconsolidated joint ventures until the fourth quarter of 1997.

     Total interest incurred during 1998 decreased $1.5 million to $31.5 million from $33.0 million in 1997 as a result of a decrease in the average amount of outstanding debt resulting from a reduction in real estate inventories. Net interest expense increased to $9.2 million in 1998 from $7.8 million for 1997. This increase was due primarily to a reduction in real estate assets which qualify for interest capitalization.

     As a result of the Company's engagement of a financial advisor in May 1998 as described previously in "General Overview", the Company has incurred costs of approximately $1.3 million for the year ended December 31, 1998.

     Other (income) expense, net increased $0.7 million to a net income of $3.2 million in 1998 from a net income of $2.5 million in 1997 primarily as a result of increased income from design center operations, mortgage company operations and interest income.

     As a result of the retirement of certain debt as described previously in "General Overview", the Company has recognized a net gain of $2.7 million during the year ended December 31, 1998, after giving effect to income taxes and amortization of related loan costs.

FINANCIAL CONDITION AND LIQUIDITY

     The Company provides for its ongoing cash requirements principally from internally generated funds from the sales of real estate and from outside borrowings and, beginning in the fourth quarter of 1997, by joint venture financing from newly formed joint ventures with venture partners that will provide a substantial portion of the capital required for certain projects. The Company currently maintains the following major credit facilities: 12 1/2% Senior Notes (the "Senior Notes") and a secured revolving lending facility (the "Working Capital Facility"). The Company also finances certain projects with construction loans secured by real estate inventories and finances certain land acquisitions with seller-provided financing.

     The ability of the Company to meet its obligations on the Senior Notes (including the repurchase obligation described in "General Overview" above) and its other indebtedness will depend to a large degree on its future performance, which in turn will be subject, in part, to factors beyond its control, such as prevailing economic conditions. The Company's degree of leverage may limit its ability to meet its obligations, withstand adverse business conditions and capitalize on business opportunities.

     The Company will in all likelihood be required to refinance the Senior Notes and the Working Capital Facility when they mature, and no assurances can be given that the Company will be successful in that regard.

  QUASI-REORGANIZATION

     In 1994, the Company's Board of Directors approved a Plan for Quasi-Reorganization retroactive to January 1, 1994. The Company implemented a quasi-reorganization at that time because it was implementing a substantial change in its capital structure in accordance with a plan for capital restructuring. A quasi-reorganization allows certain companies which are undergoing a substantial change in capital structure to utilize "fresh start accounting."

     Under the Plan for Quasi-Reorganization, the Company implemented an overall accounting readjustment effective January 1, 1994, which resulted in the adjustment of assets and liabilities to estimated fair values, and the elimination of the accumulated deficit. The net amount of such revaluation adjustments and costs related to the capital restructuring, together with the accumulated deficit as of the date thereof, was transferred to paid-in capital in accordance with the accounting principles applicable to quasi-reorganizations.

     As a result of the quasi-reorganization, any income tax benefits resulting from the utilization of net operating losses and other carryforwards existing at January 1, 1994 and temporary differences resulting from the quasi-reorganization, are excluded from the Company's results of operations and credited to paid-in capital.

  SENIOR NOTES

     The 12 1/2% Senior Notes due 2001 are obligations of William Lyon Homes (formerly named The Presley Companies), a Delaware corporation ("Delaware Lyon"), and are unconditionally guaranteed on a senior basis by William Lyon Homes, Inc., formerly Presley Homes, a California corporation and a wholly owned subsidiary of Delaware Lyon. However, William Lyon Homes, Inc. has granted liens on substantially all of its assets as security for its obligations under the Working Capital Facility and other loans. Because the William Lyon Homes, Inc. guarantee is not secured, holders of the Senior Notes are effectively junior to borrowings under the Working Capital Facility with respect to such assets. Delaware Lyon and its consolidated subsidiaries are referred to collectively herein as the "Company." Interest on the Senior Notes is payable on January 1 and July 1 of each year, commencing January 1, 1995.

     Except as set forth in the Indenture Agreement (the "Indenture"), the Senior Notes are redeemable at the option of Delaware Lyon, in whole or in part, at the redemption prices set forth in the Indenture.

     The Senior Notes are senior obligations of Delaware Lyon and rank pari passu in right of payment to all existing and future unsecured indebtedness of Delaware Lyon, and senior in right of payment to all future indebtedness of the Company which by its terms is subordinated to the Senior Notes.

     As described above in "General Overview", Delaware Lyon is required to offer to repurchase certain Senior Notes at a price equal to 100% of the principal amount plus any accrued and unpaid interest to the date of repurchase if Delaware Lyon's Consolidated Tangible Net Worth is less than $60 million for any two consecutive fiscal quarters, as well as from the proceeds of certain asset sales.

     Upon certain changes of control as described in the Indenture, Delaware Lyon must offer to repurchase Senior Notes at a price equal to 101% of the principal amount plus accrued and unpaid interest, if any, to the date of repurchase.

     The Indenture governing the Senior Notes restricts Delaware Lyon and certain of its subsidiaries with respect to, among other things: (i) the payment of dividends on and redemptions of capital stock, (ii) the incurrence of indebtedness or the issuance of preferred stock, (iii) the creation of certain liens, (iv) consolidations or mergers with or transfers of all or substantially all of its assets and (v) transactions with affiliates. These restrictions are subject to a number of important qualifications and exceptions.

     As of December 31, 1999, the outstanding 12 1/2% Senior Notes with a face value of $100 million were valued at a range from $88 million to $90 million, based on quotes from industry sources.

  WORKING CAPITAL FACILITY

     On July 6, 1998, the Company completed an agreement with the Agent of its existing lender group under its Working Capital Facility to (1) extend this loan facility to May 20, 2001, (2) increase the loan commitment to $100 million and
(3) decrease the fees and costs compared to the prior revolving facility.

     The collateral for the loans provided by the Working Capital Facility continues to include substantially all real estate and other assets of the Company (excluding assets of partnerships and limited liability companies and assets which are pledged as collateral for construction notes payable described below). The borrowing base is calculated based on specified percentages of book values of real estate assets. The borrowing base at December 31, 1999 was approximately $95.5 million. The maximum loan under the Working Capital Facility is limited to $100.0 million and the principal outstanding under the Working Capital Facility at December 31, 1999 was $33.0 million.

     Pursuant to the terms of the Working Capital Facility, outstanding advances bear interest at the "reference rate" of Chase Manhattan Bank plus 2%. An alternate option provides for interest based on a specified overseas base rate plus 4.44%, but not less than 8%. In addition, the Company pays a monthly fee of 0.25% on the average daily unused portion of the loan facility.

     Upon completion of the new Working Capital Facility agreement, the Company paid a one-time, non-refundable Facility Fee of $2 million as well as a yearly non-refundable Administrative Fee of $100,000.

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

  CONSTRUCTION NOTES PAYABLE

     At December 31, 1999, the Company had construction notes payable amounting to $16.0 million related to various real estate projects. The notes are due as units close or at various dates on or before August 5, 2001 and bear interest at rates of prime plus 0.25% to prime plus 0.50%.

  SELLER FINANCING

     Another source of financing available to the Company is seller-provided financing for land acquired by the Company. At December 31, 1999, the Company had various notes payable outstanding related to land acquisitions for which seller financing was provided in the amount of $24.5 million.

  JOINT VENTURE FINANCING

     As of December 31, 1999, the Company and certain of its subsidiaries are general partners or members in nineteen joint ventures involved in the development and sale of residential projects. Such joint ventures are 50% or less owned and, accordingly, such joint ventures are not consolidated with the Company's financial statements. The Company's investments in unconsolidated joint ventures are accounted for using the equity method. See Note 7 of "Notes to Consolidated Financial Statements" for condensed combined financial information for these joint ventures. Based upon current estimates, substantially all future development and construction costs will be funded by the Company's venture partners or from the proceeds of construction financing obtained by the joint ventures.

     As of December 31, 1999, the Company's investment in such joint ventures was approximately $49.2 million and the Company's venture partners' investment in such joint ventures was approximately $130.9 million. In addition, certain joint ventures have obtained financing from land sellers or construction lenders which amounted to approximately $54.1 million at December 31, 1999.

  ASSESSMENT DISTRICT BONDS AND SELLER FINANCING

     In some jurisdictions in which the Company develops and constructs property, assessment district bonds are issued by municipalities to finance major infrastructure improvements and fees. Such financing has been an important part of financing master-planned communities due to the long-term nature of the financing, favorable interest rates when compared to the Company's other sources of funds and the fact that the bonds are sold, administered and collected by the relevant government entity. As a landowner benefited by the improvements, the Company is responsible for the assessments on its land. When the Company's homes or other properties are sold, the assessments are either prepaid or the buyers assume the responsibility for the related assessments.

  CASH FLOWS -- COMPARISON OF YEARS ENDED DECEMBER 31, 1999 AND 1998

     Net cash provided by operating activities increased from $55.1 million in 1998 to $68.7 million in 1999 primarily as a result of increased income and reductions in real estate inventories.

     Net cash provided by investing activities decreased from $5.8 million in 1998 to $5.3 million in 1999 primarily as a result of decreased amounts received from investments in and advances to unconsolidated joint ventures offset by net increases in investments in notes receivable.

     Net cash used in financing activities increased from $41.5 million in 1998 to $95.8 million in 1999. The change was primarily due to repayment of debt, offset by borrowings on notes payable.

  CASH FLOWS -- COMPARISON OF YEARS ENDED DECEMBER 31, 1998 AND 1997

     Net cash provided by (used in) operating activities changed from a use of $14.1 million in 1997 to a source of $55.1 million in 1998. The change was primarily as a result of increased income and reductions in real estate inventories.

     Net cash provided by (used in) investing activities changed from a use of $8.7 million in 1997 to a source of $5.8 million in 1998 primarily as a result of investment activity with unconsolidated joint ventures.

     Net cash provided by (used in) financing activities changed from a source of $22.9 million in 1997 to a use of $41.5 million in 1998 primarily as a result of the repurchase of $40.0 million principal amount of 12 1/2% Senior Notes and reduced net borrowings from notes payable.

  IMPACT OF YEAR 2000

     The term "year 2000 issue" is a general term used to describe the complications that may be caused by existing computer hardware and software that were designed without consideration for the change in the century. If not corrected, such programs may have caused computer systems and equipment to fail or to miscalculate data. Due to the year 2000 issue, the Company undertook initiatives to modify or replace portions of its existing computer operating systems so that they would function properly with respect to dates in the year 2000 and thereafter.

     The Company's year 2000 compliance effort was focused on its core business computer applications (i.e., those systems that the Company is dependent upon for the conduct of day-to-day business operations). The Company determined that the highest priority project based on greatest business risk and greatest technical effort should be the conversion and upgrade of the Company's JD Edwards accounting systems (the "JD Edwards Programs"). The Company acquired and installed a Year 2000 compliant version of the software in October 1998 and completed extensive testing such software and developed programs to convert its current applications to the new version of the software. The Company completed this conversion on June 30, 1999. The conversion had minimal effects on the Company's systems and the cost incurred in that connection was not material.

     The Company undertook an assessment of other internal systems used by the Company in various of its operations. Internal systems used by the Company in its mortgage company operations, payroll processing and banking interfaces were all converted during 1998 to systems which are Year 2000 compliant. The implementation had minimal effect on its systems and the costs incurred in that connection were not material. Internal systems used by the Company in its design center operations were converted to a system which is Year 2000 compliant effective on August 31, 1999 and the cost incurred in that connection was not material.

     The Company has incurred approximately $300,000 in connection with its Year 2000 initiatives. To date the year 2000 issue has not had a material adverse affect on the Company's liquidity, financial condition and results of operations. However, the failure to resolve a material year 2000 issue by the Company, third party suppliers, or the government could have a material adverse affect on the Company's results of operations, liquidity or financial condition.

NEW YORK STOCK EXCHANGE LISTING

     The Company has previously announced that it had received notification from the New York Stock Exchange on July 28, 1999 that the Securities and Exchange Commission has approved amendments to the NYSE's continued listing standards. Under these new standards, the Company would be considered "below criteria" if it has:

     - Total market capitalization of less than $50 million;

     - Total stockholders' equity of less than $50 million;

     - Average market capitalization of less than $15 million over a consecutive 30-day trading period; or

     - Average closing price of less than $1 over a consecutive 30-day trading period.

     The NYSE notified the Company that it was below these new criteria on the date of the notification. The NYSE further informed the Company that failure to raise its stock price above $1.00 per share within six months will result in immediate suspension of trading and application to the SEC for delisting. In addition, the Company would have 45 days from the date of the NYSE's notification to present a business plan to the NYSE that would demonstrate compliance with all aspects of the other two criteria within 12 months of the date of the NYSE's notification. The Company submitted a business plan to the NYSE within the 45 day period. On September 30, 1999, the NYSE notified the Company that it had accepted the Company's business plan and would continue the listing of the Company at that time. The NYSE notification further stated that the NYSE would continue to monitor the Company quarterly during the twelve months from the July 28, 1999 notification. If the Company fails to achieve the quarterly milestones or if at the completion of the 12 months it is not in compliance with the new continued listing criteria, the Company will be suspended from trading on the NYSE and application will be made to the SEC for delisting. If the Company achieves all quarterly milestones and meets the NYSE continued listing criteria at the end of the 12 month period, the Company will be considered in "good standing" and no longer subject to business plan review. However, the Company would be subject to the NYSE's on-going listing review policies and procedures. Following consummation of the asset purchase from Old William Lyon Homes, the merger between The Presley Companies and Presley Merger Sub, Inc., and the 1 for 5 exchange ratio, the Company as of February 25, 2000, was in compliance with all NYSE listing criteria. As of February 25, 2000, the Company had a total market capitalization and total stockholders' equity in excess of $50 million, had an average market capitalization in excess of $15 million over the consecutive 30-day trading period and had an average closing price in excess of $1 over the consecutive 30-day trading period. There can be no assurance that the Company will achieve the quarterly milestones included in the plan, that the Company will comply with the new continued listing criteria at the completion of the 12 month period or maintain the $1 average closing price.

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

FORWARD LOOKING STATEMENTS

     Investors are cautioned that certain statements contained in this Annual Report on Form 10-K, as well as some statements by the Company in periodic press releases and some oral statements by Company officials to securities analysts and stockholders during presentations about the Company are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). Statements which are predictive in nature, which depend upon or refer to future events or conditions, or which include words such as "expects", "anticipates", "intends", "plans", "believes", "estimates", "hopes", and similar expressions constitute forward-looking statements. In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible future Company actions, which may be provided by management are also forward-looking statements as defined in the Act. Forward-looking statements are based upon expectations and projections about future events and are subject to assumptions, risks and uncertainties about, among other things, the Company, economic and market factors and the homebuilding industry.

     Actual events and results may differ materially from those expressed or forecasted in the forward-looking statements due to a number of factors. The principal factors that could cause the Company's actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, changes in general economic conditions either nationally or in regions in which the Company operates, whether an ownership change occurs which results in the limitation of the Company's ability to utilize the tax benefits associated with its net operating loss carryforwards, changes in home mortgage interest rates, changes in prices of homebuilding materials, labor shortages, adverse weather conditions, the occurrence of events such as landslides, soil subsidence and earthquakes that are uninsurable, not economically insurable or not subject to effective indemnification agreements, changes in governmental laws and regulations, whether the Company is able to refinance the outstanding balances of Senior Notes and Working Capital Facility at their respective maturities, the timing of receipt of regulatory approvals and the opening of projects and the availability and cost of land for future growth.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's exposure to market risk for changes in interest rates relates primarily to the Company's revolving lines of credit with a total outstanding balance at December 31, 1999 of $33.0 million where the interest rate is variable based upon certain bank reference or prime rates. If interest rates were to increase by 10%, the estimated impact on the Company's consolidated financial statements would be to reduce income before taxes by approximately $120,000 based on amounts outstanding and rates in effect at December 31, 1999, as well as to increase capitalized interest by approximately $359,000 which would be amortized to cost of sales as unit closings occur.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of William Lyon Homes and the financial statements of the Significant Subsidiaries of William Lyon Homes, together with the reports of the independent auditors, listed under Item 14, are submitted as a separate section of this report beginning on page 33 and are incorporated herein by reference.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     The information required by this item is incorporated by reference from the Company's Proxy Statement for the 2000 Annual Meeting of Holders of Common Stock to be held on May 9, 2000.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference from the Company's Proxy Statement for the 2000 Annual Meeting of Holders of Common Stock to be held on May 9, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference from the Company's Proxy Statement for the 2000 Annual Meeting of Holders of Common Stock to be held on May 9, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference from the Company's Proxy Statement for the 2000 Annual Meeting of Holders of Common Stock to be held on May 9, 2000.

                                    PART IV

ITEM 14.EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (A)(1) FINANCIAL STATEMENTS

     The following financial statements of the Company are included in a separate section of this Annual Report on Form 10-K commencing on the page numbers specified below:

                                                              PAGE
                                                              ----
WILLIAM LYON HOMES
Report of Independent Auditors..............................   33
Consolidated Balance Sheets.................................   34
Consolidated Statements of Operations.......................   35
Consolidated Statements of Stockholders' Equity (Deficit)...   36
Consolidated Statements of Cash Flows.......................   37
Notes to Consolidated Financial Statements..................   38

SIGNIFICANT SUBSIDIARIES OF WILLIAM LYON HOMES
Report of Independent Auditors..............................   62
Combined Balance Sheets.....................................   63
Combined Statements of Operations...........................   64
Combined Statements of Members' Capital.....................   65
Combined Statements of Cash Flows...........................   66
Notes to Combined Financial Statements......................   67

     (2) FINANCIAL STATEMENT SCHEDULES:

     Schedules are omitted as the required information is not present, is not present in sufficient amounts, or is included in the Consolidated Financial Statements or Notes thereto.

     (3) LISTING OF EXHIBITS:

     EXHIBIT
      NUMBER                             DESCRIPTION
     -------                             -----------
     2.1(1)      Certificate of Ownership and Merger
     3.1(2)      Certificate of Incorporation of the Company.
     3.3(2)      Bylaws of the Company.
     4.1(2)      Specimen certificate of Common Stock.
     4.2(3)      Indenture dated June 29, 1994, between American Bank & Trust
                 Company, as Trustee, and The Presley Companies and Presley
                 Homes.
    10.1         Form of Indemnity Agreement, between the Company and the
                 Directors and Officers of the Company.
    10.2(2)      Purchase Agreement and Escrow Instructions dated October 7,
                 1999 among The Presley Companies, Presley Homes, William
                 Lyon Homes, Inc., William Lyon and William H. Lyon.
    10.3(4)      Amended and Restated 1991 Stock Option Plan of The Presley
                 Companies, a Delaware corporation.
    10.4(5)      Forms of Stock Option Agreements, dated as of May 20, 1994, between the Company and Wade H. Cable.
    10.5(5)      Forms of Stock Option Agreements, dated as of May 20, 1994, between the Company and David M. Siegel.
    10.6(5)      Form of Stock Option Agreement, dated as of May 20, 1994,
                 between the Company and Nancy M. Harlan.
    10.7(5)      Form of Stock Option Agreement, dated as of May 20, 1994,
                 between the Company and Linda L. Foster.
    10.8(5)      Form of Stock Option Agreement, dated as of May 20, 1994,
                 between the Company and W. Douglass Harris.
    10.9(5)      Form of Stock Option Agreement, dated as of May 20, 1994,
                 between the Company and C. Dean Stewart.
    10.10(5)     Form of Stock Option Agreement, dated as of May 20, 1994,
                 between the Company and Alan Uman.
    10.11(6)     Fifth Amended and Restated Loan Agreement, dated as of July
                 6, 1998, between Presley Homes (formerly The Presley
                 Companies), a California corporation, as the Borrower, and
                 Foothill Capital Corporation, as the Lender.
    10.12(7)     Form of Severance Agreements dated September 24, 1998.
    10.13(8)     Presley Homes 1998 Bonus Plan.
    10.14        Property Management Agreement between Corporate Enterprises,
                 Inc., a California corporation (Owner) and William Lyon
                 Homes, Inc., a California corporation (Manager) dated and
                 effective November 5, 1999.
    10.15        Mortgage Company Agreement between Presley Mortgage Company, a California corporation and Duxford Financial Services,
                 Inc., executed as of November 5, 1999.

     EXHIBIT
      NUMBER                             DESCRIPTION
     -------                             -----------
    10.16        Warranty Service Agreement between Corporate Enterprises,
                 Inc., a California corporation and William Lyon Homes, Inc., a California corporation dated and effective November 5,
                 1999.
    21.1         List of Subsidiaries of the Company.
    27           Financial Data Schedule.

---------------
(1) Previously filed as an exhibit to the Company's Current Report on Form 8-K filed January 5, 2000 and incorporated herein by this reference.

(2) Previously filed in connection with the Company's Registration Statement on Form S-4, and amendments thereto, (S.E.C. Registration No. 333-88569) and incorporated herein by this reference.

(3) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 and amendments thereto (S.E.C. Registration No. 33-79088) and incorporated herein by this reference.

(4) Previously filed as an exhibit to the Company's Proxy Statement for Annual Meeting of Stockholders held on May 20, 1994 and incorporated herein by this reference.

(5) Previously filed in connection with the Company's Registration Statement on Form S-1, and amendments thereto (S.E.C. Registration No. 33-79088) and incorporated herein by this reference.

(6) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998.

(7) Previously filed as an exhibit to the Company's Report on Form 8-K dated December 31, 1998.

(8) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by this reference.

     (b) Reports on Form 8-K

     OCTOBER 22, 1999. A Report on Form 8-K (Item 5) was filed by the Company announcing that it had entered into the Asset Purchase Agreement with Old William Lyon Homes, William Lyon and William H. Lyon.

     NOVEMBER 15, 1999. A Report on Form 8-K (Item 2) was filed by the Company related to consummation of the acquisition of substantially all of the assets of Old William Lyon Homes.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          WILLIAM LYON HOMES

                                          By:      /s/ DAVID M. SIEGEL
                                            ------------------------------------
                                                      David M. Siegel
                                                   Senior Vice President,
                                                Chief Financial Officer and
                                                          Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----

                  /s/ WILLIAM LYON                     Chairman of the Board, Chief   February 24, 2000
-----------------------------------------------------  Executive Officer and
                    William Lyon                       Director (Principal Executive
                                                       Officer)

                  /s/ WADE H. CABLE                    Director and President         February 24, 2000
-----------------------------------------------------
                    Wade H. Cable

                 /s/ JAMES E. DALTON                   Director                       February 24, 2000
-----------------------------------------------------
                   James E. Dalton

               /s/ RICHARD E. FRANKEL                  Director                       February 24, 2000
-----------------------------------------------------
                 Richard E. Frankel

                 /s/ WILLIAM H. LYON                   Director                       February 24, 2000
-----------------------------------------------------
                   William H. Lyon

              /s/ WILLIAM H. MCFARLAND                 Director                       February 24, 2000
-----------------------------------------------------
                William H. McFarland

                /s/ MICHAEL L. MEYER                   Director                       February 24, 2000
-----------------------------------------------------
                  Michael L. Meyer

                   /s/ RAY A. WATT                     Director                       February 24, 2000
-----------------------------------------------------
                     Ray A. Watt

             /s/ RANDOLPH W. WESTERFIELD               Director                       February 24, 2000
-----------------------------------------------------
               Randolph W. Westerfield

                 /s/ DAVID M. SIEGEL                   Senior Vice President, Chief   February 24, 2000
-----------------------------------------------------  Financial Officer and
                   David M. Siegel                     Treasurer (Principal
                                                       Financial Officer)

               /s/ W. DOUGLASS HARRIS                  Vice President and Corporate   February 24, 2000
-----------------------------------------------------  Controller (Principal
                 W. Douglass Harris                    Accounting Officer)

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
WILLIAM LYON HOMES
Report of Independent Auditors..............................   33
Consolidated Balance Sheets.................................   34
Consolidated Statements of Operations.......................   35
Consolidated Statements of Stockholders' Equity (Deficit)...   36
Consolidated Statements of Cash Flows.......................   37
Notes to Consolidated Financial Statements..................   38

SIGNIFICANT SUBSIDIARIES OF WILLIAM LYON HOMES
Report of Independent Auditors..............................   62
Combined Balance Sheets.....................................   63
Combined Statements of Operations...........................   64
Combined Statements of Members' Capital.....................   65
Combined Statements of Cash Flows...........................   66
Notes to Combined Financial Statements......................   67

REQUIRED SCHEDULES

     Schedules are omitted as the required information is not present, is not present in sufficient amounts, or is included in the Consolidated Financial Statements or Notes thereto.

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
William Lyon Homes

     We have audited the accompanying consolidated balance sheets of William Lyon Homes as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of William Lyon Homes at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                                          /s/  ERNST & YOUNG LLP

Newport Beach, California
February 17, 2000

                               WILLIAM LYON HOMES

                          CONSOLIDATED BALANCE SHEETS
         (IN THOUSANDS EXCEPT NUMBER OF SHARES AND PAR VALUE PER SHARE)
                                (NOTES 2 AND 3)

                                     ASSETS

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                1999        1998
                                                              --------    ---------
Cash and cash equivalents...................................  $  2,154    $  23,955
Receivables -- Note 5.......................................    12,063        8,613
Real estate inventories -- Notes 1 and 6....................   184,271      174,502
Investments in and advances to unconsolidated joint
  ventures -- Note 7........................................    50,282       30,462
Property and equipment, less accumulated depreciation of
  $4,167 and $3,156 at December 31, 1999 and 1998,
  respectively..............................................     2,183        2,912
Deferred loan costs -- Note 1...............................     1,726        3,381
Goodwill -- Note 2..........................................     8,382           --
Other assets................................................    17,422        2,579
                                                              --------    ---------
                                                              $278,483    $ 246,404
                                                              ========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable............................................  $ 15,653    $  17,364
Accrued expenses............................................    32,899       27,823
Notes payable -- Note 8.....................................    76,630       55,393
12 1/2% Senior Notes Due 2001 -- Note 8.....................   100,000      140,000
                                                              --------    ---------
                                                               225,182      240,580
                                                              --------    ---------
Commitments and contingencies -- Note 13
Stockholders' equity -- Notes 3 and 10
  Common stock, par value $.01 per share; 30,000,000 shares
     authorized; 10,439,135 shares issued and outstanding at
     December 31, 1999 and 1998, respectively...............       104          104
  Additional paid-in capital................................   116,667      116,667
  Accumulated deficit from January 1, 1994..................   (63,470)    (110,947)
                                                              --------    ---------
                                                                53,301        5,824
                                                              --------    ---------
                                                              $278,483    $ 246,404
                                                              ========    =========

                            See accompanying notes.

                               WILLIAM LYON HOMES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS EXCEPT PER COMMON SHARE AMOUNTS)
                                (NOTES 2 AND 3)

                                                                YEAR ENDED DECEMBER 31,
                                                          -----------------------------------
                                                            1999         1998         1997
                                                          ---------    ---------    ---------
Sales
  Homes.................................................  $ 426,839    $ 348,352    $ 307,332
  Lots, land and other -- Note 12.......................     13,142       19,930       22,610
                                                          ---------    ---------    ---------
                                                            439,981      368,282      329,942
                                                          ---------    ---------    ---------
Operating costs
  Cost of sales -- homes................................   (357,153)    (297,781)    (278,299)
  Cost of sales -- lots, land and other.................    (13,223)     (20,992)     (23,902)
  Impairment loss on real estate assets -- Note 1.......         --           --      (74,000)
  Sales and marketing...................................    (19,387)     (21,463)     (22,279)
  General and administrative............................    (19,368)     (15,965)     (15,996)
  Amortization of goodwill -- Note 2....................       (307)          --           --
                                                          ---------    ---------    ---------
                                                           (409,438)    (356,201)    (414,476)
                                                          ---------    ---------    ---------
Income from unconsolidated joint ventures -- Note 7.....     17,859        3,499           --
                                                          ---------    ---------    ---------
Operating income (loss).................................     48,402       15,580      (84,534)
Interest expense, net of amounts capitalized -- Note
  8.....................................................     (6,153)      (9,214)      (7,812)
Financial advisory expenses -- Note 2...................     (2,197)      (1,286)          --
Other income (expense), net.............................      3,445        3,225        2,452
                                                          ---------    ---------    ---------
Income (loss) before income taxes and extraordinary
  item..................................................     43,497        8,305      (89,894)
Provision for income taxes -- Notes 4 and 10............       (220)      (1,191)          --
                                                          ---------    ---------    ---------
Income (loss) before extraordinary item.................     43,277        7,114      (89,894)
Extraordinary item -- gain from retirement of debt, net
  of applicable income taxes -- Notes 4, 10 and 11......      4,200        2,741           --
                                                          ---------    ---------    ---------
Net income (loss).......................................  $  47,477    $   9,855    $ (89,894)
                                                          =========    =========    =========
Basic and diluted earnings (loss) per common
  share: -- Note 1
  Before extraordinary item.............................  $    4.15    $    0.68    $   (8.61)
  Extraordinary item....................................       0.40    $    0.26           --
                                                          ---------    ---------    ---------
  After extraordinary item..............................  $    4.55    $    0.94    $   (8.61)
                                                          =========    =========    =========

                            See accompanying notes.

                               WILLIAM LYON HOMES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)
                                (NOTES 3 AND 4)

                                                                 OLD STOCK
                                                    -----------------------------------
                                     NEW STOCK                 COMMON STOCK
                                  ---------------   -----------------------------------                ACCUMULATED
                                   COMMON STOCK         SERIES A           SERIES B       ADDITIONAL   DEFICIT FROM
                                  ---------------   ----------------   ----------------    PAID-IN      JANUARY 1,
                                  SHARES   AMOUNT   SHARES    AMOUNT   SHARES    AMOUNT    CAPITAL         1994        TOTAL
                                  ------   ------   -------   ------   -------   ------   ----------   ------------   --------
Balance -- December 31, 1996 as
  previously reported...........      --    $ --     17,839   $ 178     34,357   $ 344     $114,599     $ (30,908)    $ 84,213
Adjustment for retroactive
  effect of merger with
  wholly-owned subsidiary and
  conversion of each share of
  Series A and Series B common
  stock into 0.2 common share of
  the surviving company -- Note
  3.............................  10,439     104    (17,839)   (178)   (34,357)   (344)         418            --           --
                                  ------    ----    -------   -----    -------   -----     --------     ---------     --------
Balance -- December 31, 1996, as
  adjusted......................  10,439     104         --      --         --      --      115,017       (30,908)      84,213
Net loss for the year...........      --      --         --      --         --      --           --       (89,894)     (89,894)
                                  ------    ----    -------   -----    -------   -----     --------     ---------     --------
Balance -- December 31, 1997....  10,439     104         --      --         --      --      115,017      (120,802)      (5,681)
Net income for the year.........      --      --         --      --         --      --           --         9,855        9,855
Income tax benefits related to
  temporary differences existing
  prior to the quasi-
  reorganization -- Notes 4 and
  10............................      --      --         --      --         --      --        1,650            --        1,650
                                  ------    ----    -------   -----    -------   -----     --------     ---------     --------
Balance -- December 31, 1998....  10,439     104         --      --         --      --      116,667      (110,947)       5,824
Net income for the year.........      --      --         --      --         --      --           --        47,477       47,477
                                  ------    ----    -------   -----    -------   -----     --------     ---------     --------
Balance -- December 31, 1999....  10,439    $104         --   $  --         --   $  --     $116,667     $ (63,470)    $ 53,301
                                  ======    ====    =======   =====    =======   =====     ========     =========     ========

                            See accompanying notes.

                               WILLIAM LYON HOMES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                (NOTES 2 AND 3)

                                                                    YEAR ENDED DECEMBER 31,
                                                              -----------------------------------
                                                                1999         1998         1997
                                                              ---------    ---------    ---------
Operating activities
  Net income (loss).........................................  $  47,477    $   9,855    $ (89,894)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Depreciation and amortization...........................      1,518        1,059          907
    Impairment loss on real estate assets...................         --           --       74,000
    Income from unconsolidated joint ventures...............    (17,859)      (3,499)          --
    Extraordinary gain on repurchase of Senior Notes........     (4,225)      (3,200)          --
    Provision for income taxes..............................        245        1,650           --
    Net changes in operating assets and liabilities:
      Other receivables.....................................     (7,418)        (556)      (4,273)
      Real estate inventories...............................     76,045       41,272         (680)
      Deferred loan costs...................................      1,280         (655)       1,081
      Goodwill..............................................     (8,689)          --           --
      Other assets..........................................    (14,843)          17        6,470
      Accounts payable......................................     (9,681)       4,510       (5,574)
      Accrued expenses......................................      4,831        4,687        3,819
                                                              ---------    ---------    ---------
  Net cash provided by (used in) operating activities.......     68,681       55,140      (14,144)
                                                              ---------    ---------    ---------
Investing activities
  Investment in and advances to unconsolidated joint
    ventures................................................    (13,578)     (19,886)      (7,077)
  Distributions from unconsolidated joint ventures..........     11,680           --           --
  Proceeds from contribution of land to joint ventures......      3,700       25,431           --
  Mortgage notes receivable originations/issuances..........    (54,965)        (234)        (637)
  Mortgage notes receivable sales/repayments................     58,933          828          483
  Purchases of property and equipment.......................       (482)        (358)      (1,473)
                                                              ---------    ---------    ---------
  Net cash provided by (used in) investing activities.......      5,288        5,781       (8,704)
                                                              ---------    ---------    ---------
Financing activities
  Proceeds from borrowings on notes payable.................    243,339      132,953      171,964
  Principal payments on notes payable.......................   (303,709)    (138,228)    (139,097)
  Repurchase of 12 1/2% Senior Notes........................    (35,400)     (36,260)     (20,000)
  Sale of 12 1/2% Senior Notes held in treasury.............         --           --       10,000
                                                              ---------    ---------    ---------
  Net cash provided by (used in) financing activities.......    (95,770)     (41,535)      22,867
                                                              ---------    ---------    ---------
Net increase (decrease) in cash and cash equivalents........    (21,801)      19,386           19
Cash and cash equivalents -- beginning of year..............     23,955        4,569        4,550
                                                              ---------    ---------    ---------
Cash and cash equivalents -- end of year....................  $   2,154    $  23,955    $   4,569
                                                              =========    =========    =========
Supplemental disclosures of cash flow and non-cash
  activities
  Cash paid during the period for interest, net of amounts
    capitalized.............................................  $   7,198    $  12,025    $   7,277
                                                              =========    =========    =========
  Issuance of notes payable for land acquisitions...........  $  22,181    $   2,748    $  22,411
                                                              =========    =========    =========
  Debt assumed by joint venture in connection with
    contribution of land to joint venture...................  $  33,662    $      --    $      --
                                                              =========    =========    =========
  Assumption of liabilities related to purchase of
    substantially all of the assets of William Lyon Homes,
    Inc. ...................................................  $ 101,058    $      --    $      --
                                                              =========    =========    =========

                            See accompanying notes.

                               WILLIAM LYON HOMES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Operations

     William Lyon Homes, a Delaware corporation (formerly named The Presley Companies -- see Notes 2 and 3) and subsidiaries (the "Company") are primarily engaged in designing, constructing and selling single family detached and attached homes in California, Arizona, New Mexico and Nevada.

  Basis of Presentation

     The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries and joint ventures. Investments in joint ventures in which the Company has a 50% or less ownership interest are accounted for using the equity method. The accounting policies of the joint ventures are substantially the same as those of the Company. All significant intercompany accounts and transactions are eliminated in consolidation.

  Segment Information

     The Company designs, constructs and sells a wide range of homes designed to meet the specific needs of each of its markets. For internal reporting purposes, the Company is organized into six geographic home building divisions and its mortgage operations. Because each of the Company's geographic home building divisions has similar economic characteristics, housing products and class of prospective buyers, the geographic home building divisions have been aggregated into a single home building segment. Mortgage company operations did not meet the materiality thresholds which would require disclosure for the years ended December 31, 1999, 1998 and 1997, and accordingly, are not separately reported.

     The Company evaluates performance and allocates resources primarily based on the operating income of individual home building projects. Operating income is defined by the Company as sales of homes, lots and land; less cost of sales, impairment losses on real estate, selling and marketing, and general and administrative expenses. Accordingly, operating income excludes certain expenses included in the determination of net income. Operating income (loss) from home building operations totaled $48.4 million, $15.6 million and $(84.5 million) for the years ended December 31, 1999, 1998 and 1997, respectively.

     All revenues are from external customers and no revenues are generated from transactions with other segments. There were no customers that contributed 10% or more of the Company's total revenues during 1999, 1998, or 1997.

  Real Estate Inventories and Related Indebtedness

     Real estate inventories are carried at cost net of impairment losses, if any. Real estate inventories consist primarily of raw land, lots under development, houses under construction and completed houses. All direct and indirect land costs, offsite and onsite improvements and applicable interest and other carrying charges are capitalized to real estate projects during periods when the project is under development. Land, offsite costs and all other common costs are allocated to land parcels benefited based upon relative fair values before construction. Onsite construction costs and related carrying charges (principally interest and property taxes) are allocated to the individual homes within a phase based upon the relative sales value of the homes. Selling expenses and other marketing costs are expensed in the period incurred. A provision for warranty costs relating to the Company's limited warranty plans is included in cost of sales at the time the sale of a home is recorded. The Company normally reserves one percent of the sales price of its homes against the possibility of future charges relating to its one-year limited warranty and similar potential claims.

                               WILLIAM LYON HOMES

     Interest incurred under the Working Capital Facility, the Senior Notes and other notes payable, as more fully discussed in Note 8, is capitalized to qualifying real estate projects under development. Any additional interest charges related to real estate projects not under development are expensed in the period incurred.

     Financial Accounting Standards Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("Statement No. 121"), requires impairment losses to be recorded on assets to be held and used by the Company when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets (excluding interest) are less than the carrying amount of the assets. Statement No. 121 also requires that long-lived assets that are held for disposal be reported at the lower of the assets' carrying amount or fair value less cost of disposal. When an impairment loss is required for assets to be held and used by the Company, the related assets are adjusted to their estimated fair value.

     The net loss for the year ended December 31, 1997 included a non-cash charge of $74,000,000 to record impairment losses on certain real estate assets held and used by the Company. The impairment losses related to three of the Company's master-planned communities. The impairment losses related to two communities, which are located in the Inland Empire area of Southern California, arose primarily from declines in home sales prices due to continued weak economic conditions and competitive pressures in that area of Southern California. The impairment loss relating to the other community, which is located in Contra Costa County in the East San Francisco Bay area of Northern California, was primarily attributable to lower than expected cash flow relating to one of the high end residential products in this community and to a deterioration in the value of the non-residential portion of the project. The significant deteriorations in the market conditions associated with these communities resulted in the undiscounted cash flows (excluding interest) estimated to be generated by these communities being less than their historical book values. Accordingly, the master-planned communities were written-down to their estimated fair value.

     Fair value represents the amount at which an asset could be bought or sold in a current transaction between willing parties, that is, other than a forced or liquidation sale. The estimation process involved in determining if assets have been impaired and in the determination of fair value is inherently uncertain because it requires estimates of current market yields as well as future events and conditions. Such future events and conditions include economic and market conditions, as well as the availability of suitable financing to fund development and construction activities. The realization of the Company's real estate projects is dependent upon future uncertain events and conditions and, accordingly, the actual timing and amounts realized by the Company may be materially different from the estimated fair values as described herein.

     Interest incurred during the period in which real estate projects are not under development or during the period subsequent to the completion of projects are expensed in the period incurred. Economic conditions in the real estate industry can cause a delay in the development of certain real estate projects and, as a result, can lengthen the periods when such projects are not under development and, accordingly, have a significant impact on profitability as a result of expensed interest. Interest expensed during 1999, 1998 and 1997 was approximately $6,153,000, $9,214,000 and $7,812,000, respectively.

  Property and Equipment

     Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives ranging from three to thirty-five years. Leasehold improvements are stated at cost and are amortized using the straight-line method over the shorter of either their estimated useful lives or term of the lease.

                               WILLIAM LYON HOMES

  Deferred Loan Costs

     Deferred loan costs are amortized over the term of the applicable loans using a method which approximates the interest method. Included in deferred loan costs at December 31, 1999 and 1998, net of related amortization, are $704,000 and $1,643,000, respectively, of costs associated with the issuance of the Company's Senior Notes.

  Goodwill

     Goodwill, which represents the excess of the purchase price over net assets acquired (Note 2), is amortized on a straight-line basis over an estimated useful life of seven years.

  Sales and Profit Recognition

     A sale is recorded and profit recognized when a sale is consummated, the buyer's initial and continuing investments are adequate, any receivables are not subject to future subordination, and the usual risks and rewards of ownership have been transferred to the buyer in accordance with the provisions of Financial Accounting Standards Statement No. 66, "Accounting for Sales of Real Estate." When it is determined that the earnings process is not complete, profit is deferred for recognition in future periods. As of December 31, 1999 and 1998, there are no deferred profits.

  Income Taxes

     Income taxes are accounted for under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

  Financial Instruments

     Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash investments, receivables, and deposits. The Company typically places its cash investments in investment grade short-term instruments. Collateral on first trust deed notes receivable is primarily located in Southern California and Arizona. Deposits, included in other assets, are due from municipalities or utility companies and are generally collected from such entities through fees assessed to other developers.

     For those instruments, as defined under Financial Accounting Standards Statement No. 107, "Disclosures About Fair Value of Financial Instruments," for which it is practical to estimate fair value, management has determined that the carrying amounts of the Company's financial instruments approximate their fair value at December 31, 1999, except for the 12 1/2% Senior Notes as described in
Note 8.

     The Company is an issuer of, or subject to, financial instruments with off-balance sheet risk in the normal course of business which exposes it to credit risks. These financial instruments include letters of credit and obligations in connection with assessment district bonds. These off-balance sheet financial instruments are described in the applicable Notes.

  Cash and Cash Equivalents

     Short-term investments with a maturity of three months or less when purchased are considered cash equivalents.

  Basic and Diluted Earnings Per Common Share

     Earnings per share amounts for all periods presented conform to Financial Accounting Standards Board Statement No. 128, "Earnings Per Share." Basic and diluted earnings per common share for each of the three years in the period ended December 31, 1999 are based on 10,439,135 shares of common stock outstanding,

                               WILLIAM LYON HOMES
after adjustment for the retroactive effect of the merger with a wholly-owned subsidiary and the conversion of each share of previously outstanding Series A and Series B common stock into 0.2 common share of the surviving company as described in Note 3.

  Use of Estimates

     The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities as of December 31, 1999 and 1998 and revenues and expenses for each of the three years in the period ended December 31, 1999. Accordingly, actual results could differ from those estimates in the near-term.

NOTE 2 -- ACQUISITION OF SUBSTANTIALLY ALL OF THE ASSETS OF WILLIAM LYON HOMES, INC.

     On November 5, 1999, The Presley Companies ("Presley"), which subsequently changed its name to William Lyon Homes on December 31, 1999 as described below, acquired substantially all of the assets and assumed substantially all of the related liabilities of William Lyon Homes, Inc. ("Old William Lyon Homes"), in accordance with a Purchase Agreement executed as of October 7, 1999 with Old William Lyon Homes, William Lyon and William H. Lyon. William Lyon is Chairman of the Board of Old William Lyon Homes and also Chairman of the Board and Chief Executive Officer of the Company. William H. Lyon is the son of William Lyon and a director and an employee of the Company.

     The total purchase price consisted of approximately $42,598,000 in cash and the assumption of approximately $101,058,000 of liabilities of Old William Lyon Homes. The acquisition has been accounted for as a purchase and, accordingly, the purchase price has been allocated based on the fair value of the assets and liabilities acquired. The excess of the purchase price over the net assets acquired amounting to approximately $8,689,000 has been reflected as goodwill and is being amortized on a straight-line basis over an estimated useful life of seven years.

     After the acquisition described above and prior to the effectiveness of the merger as described below, William Lyon and a trust of which William H. Lyon is the beneficiary acquired (1) 5,741,454 shares of the Company's Series A Common Stock for $0.655 per share in a tender offer for the purchase of up to 10,678,792 shares of the Company's Series A Common Stock which closed on November 5, 1999 and (2) 14,372,150 shares of the Company's Series B Common Stock for $0.655 per share under agreements with certain holders of the Company's Series B Common Stock which closed on November 8, 1999. On November 5, 1999 William Lyon and the Company cancelled all of William Lyon's outstanding options to purchase 750,000 shares of the Company's Series A Common Stock. The completion of these transactions, together with the previous disposition on August 12, 1999 of 3,000,000 shares by William Lyon and a trust of which William
H. Lyon is the beneficiary, resulted in William Lyon and a trust of which William H. Lyon is a beneficiary owning approximately 49.9% of the Company's outstanding Common Stock.

NOTE 3 -- COMPANY MERGES WITH AND INTO WHOLLY-OWNED SUBSIDIARY

     On November 5, 1999 at a Special Meeting of Holders of Common Stock, the Holders of Common Stock approved a proposal to adopt a certificate of ownership and merger pursuant to which The Presley Companies would merge with and into Presley Merger Sub, Inc., a newly-formed Delaware corporation and wholly-owned subsidiary of The Presley Companies, with Presley Merger Sub, Inc. being the surviving corporation. In the merger, each outstanding share of common stock of The Presley Companies became exchangeable for 0.2 share of common stock of Presley Merger Sub, Inc. In the merger, the surviving corporation was renamed The Presley Companies, which in turn was renamed William Lyon Homes on December 31, 1999. On November 11, 1999, the certificate of ownership and merger was filed in the State of Delaware and the merger became effective. Beginning on November 12, 1999, the shares of the surviving

                               WILLIAM LYON HOMES
company (then named "The Presley Companies") commenced trading on the New York Stock Exchange under the symbol "PDC."

     The principal purpose of the merger is to help preserve the Company's substantial net operating loss carryforwards and other tax benefits for use in offsetting future taxable income by decreasing, but not eliminating, the risk of an "ownership change" for federal income tax purposes.

     In general, the transfer restrictions prohibit, without prior approval of the board of directors of the Company, the direct or indirect disposition or acquisition of any stock of the Company by or to any holder who owns or would so own upon the acquisition (either directly or through the tax attribution rules) 5% or more of the Company's stock.

     The Company after the consummation of the merger had substantially the same financial position as that of The Presley Companies immediately before the merger (the merger took effect after consummation of the transactions contemplated in the Purchase Agreement with Old William Lyon Homes -- see Note
2). Except for the transfer restrictions and the elimination of provisions dividing the common stock into two series, the new shares of common stock issued by the surviving company in the merger have terms substantially similar to the old shares of common stock.

     In connection with the acquisition and merger, the Company has incurred costs of approximately $2,197,000 and $1,286,000 for the years ended December 31, 1999 and 1998, respectively, which are reflected in the Consolidated Statement of Operations as financial advisory expenses.

     Effective on November 5, 1999, Old William Lyon Homes changed its name to Corporate Enterprises, Inc. Effective after the close of business on December 31, 1999, The Presley Companies changed its name to William Lyon Homes. Effective on January 3, 2000, the Company's stock ticker symbol changed from PDC to WLS. The Company's common stock continues to trade on the New York Stock Exchange under the stock symbol WLS.

NOTE 4 -- QUASI-REORGANIZATION

     In 1994, the Company's Board of Directors approved a Plan for Quasi-Reorganization retroactive to January 1, 1994. The Company implemented a quasi-reorganization at that time because it was implementing a substantial change in its capital structure in accordance with a plan for capital restructuring. A quasi-reorganization allows certain companies which are undergoing a substantial change in capital structure to utilize "fresh start accounting."

     Under the Plan for Quasi-Reorganization, the Company implemented an overall accounting readjustment effective January 1, 1994, which resulted in the adjustment of assets and liabilities to estimated fair values, and the elimination of the accumulated deficit. The net amount of such revaluation adjustments and costs related to the capital restructuring, together with the accumulated deficit as of the date thereof, was transferred to paid-in capital in accordance with the accounting principles applicable to quasi-reorganizations.

     As a result of the quasi-reorganization, any income tax benefits resulting from the utilization of net operating losses and other carryforwards existing at January 1, 1994 and temporary differences existing prior to or resulting from the quasi-reorganization, are excluded from the Company's results of operations and credited to additional paid-in capital.

                               WILLIAM LYON HOMES

NOTE 5 -- RECEIVABLES

     Receivables consist of the following (in thousands):

                                                              DECEMBER 31,
                                                            -----------------
                                                             1999       1998
                                                            -------    ------
First trust deed mortgage notes receivable, pledged as
  collateral for notes payable under line of credit.......  $ 3,222    $   --
First trust deed notes secured by real estate sold,
  interest rates generally ranging from 8.00% to 12.00%...      637       637
Other notes receivable....................................      786        80
                                                            -------    ------
                                                              4,645       717
Receivables from affiliates for management overhead fees
  and cost reimbursements.................................    2,010       970
Other receivables -- primarily escrow proceeds............    5,408     6,926
                                                            -------    ------
                                                            $12,063    $8,613
                                                            =======    ======

NOTE 6 -- REAL ESTATE INVENTORIES

     Real estate inventories consist of the following (in thousands):

                                                               DECEMBER 31, 1999
                                                 ---------------------------------------------
                                                                     COMPLETED
                                                                    INVENTORY,
                                                   LAND AND      INCLUDING MODELS
                                                 CONSTRUCTION      AND COMPLETED
                   DIVISION                      IN PROGRESS    LOTS HELD FOR SALE     TOTAL
                   --------                      ------------   -------------------   --------
Southern California............................    $ 58,925           $ 6,547         $ 65,472
San Diego......................................      30,147             2,501           32,648
Northern California............................      43,312             4,116           47,428
Arizona........................................      11,139             1,628           12,767
New Mexico.....................................       1,443             1,266            2,709
Nevada.........................................      21,783             1,076           22,859
Other..........................................         388                --              388
                                                   --------           -------         --------
                                                   $167,137           $17,134         $184,271
                                                   ========           =======         ========

                                                               DECEMBER 31, 1998
                                                 ---------------------------------------------
                                                                     COMPLETED
                                                                    INVENTORY,
                                                   LAND AND      INCLUDING MODELS
                                                 CONSTRUCTION      AND COMPLETED
                   DIVISION                      IN PROGRESS    LOTS HELD FOR SALE     TOTAL
                   --------                      ------------   -------------------   --------
Southern California............................    $ 39,739           $18,364         $ 58,103
San Diego......................................      26,982             5,930           32,912
Northern California............................      34,086             4,827           38,913
Arizona........................................      17,412               707           18,119
New Mexico.....................................       6,793             1,822            8,615
Nevada.........................................      14,869             2,518           17,387
Other..........................................         453                --              453
                                                   --------           -------         --------
                                                   $140,334           $34,168         $174,502
                                                   ========           =======         ========

                               WILLIAM LYON HOMES

NOTE 7 -- INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED JOINT VENTURES

     The Company and certain of its subsidiaries are general partners or members in nineteen joint ventures involved in the development and sale of residential projects. Such joint ventures are 50% or less owned and, accordingly, such joint ventures are not consolidated with the Company's financial statements. The Company's investments in unconsolidated joint ventures are accounted for using the equity method. Condensed combined financial information of these joint ventures as of December 31, 1999 and 1998 is summarized as follows:

                       CONDENSED COMBINED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
                                      ASSETS
Cash and cash equivalents...................................  $  7,197    $    304
Receivables.................................................     1,275         851
Real estate inventories.....................................   240,056     168,417
Other assets................................................       735       1,034
                                                              --------    --------
                                                              $249,263    $170,606
                                                              ========    ========
                         LIABILITIES AND OWNERS' CAPITAL
Accounts payable............................................  $  8,558    $  6,453
Accrued expenses............................................     5,488       2,098
Notes payable...............................................    54,069      29,024
Advances from William Lyon Homes............................     1,055         655
                                                              --------    --------
                                                                69,170      38,230
                                                              --------    --------
Owners' Capital
  William Lyon Homes........................................    49,227      29,807
  Others....................................................   130,866     102,569
                                                              --------    --------
                                                               180,093     132,376
                                                              --------    --------
                                                              $249,263    $170,606
                                                              ========    ========

                               WILLIAM LYON HOMES

                  CONDENSED COMBINED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                   YEAR ENDED DECEMBER 31,
                                                ------------------------------
                                                  1999        1998       1997
                                                ---------   --------    ------
Sales
  Homes.......................................  $ 203,336   $ 41,081    $   --
Operating costs
  Cost of sales -- homes......................   (163,215)   (32,883)       --
  Sales and marketing.........................     (6,734)    (1,861)       --
                                                ---------   --------    ------
Operating income..............................     33,387      6,337        --
Other income, net.............................        588        213        --
                                                ---------   --------    ------
Net income....................................  $  33,975   $  6,550    $   --
                                                =========   ========    ======
Allocation to owners
  William Lyon Homes..........................  $  17,859   $  3,499    $   --
  Others......................................     16,116      3,051        --
                                                ---------   --------    ------
                                                $  33,975   $  6,550    $   --
                                                =========   ========    ======

NOTE 8 -- NOTES PAYABLE AND 12 1/2% SENIOR NOTES

     Notes payable and 12 1/2% Senior Notes consist of the following (in thousands):

                                                             DECEMBER 31,
                                                         --------------------
                                                           1999        1998
                                                         --------    --------
Notes payable:
  Working Capital Facility.............................  $ 33,000    $ 44,000
  Revolving line of credit -- consolidated joint
     venture...........................................        --       5,657
  Construction notes payable...........................    15,960          --
  Purchase money notes payable -- land acquisitions....    24,537       5,736
  Collateralized mortgage obligations under line of
     credit, secured by first trust deed mortgage notes
     receivable........................................     3,133          --
                                                         --------    --------
                                                           76,630      55,393
12 1/2% Senior Notes due 2001..........................   100,000     140,000
                                                         --------    --------
                                                         $176,630    $195,393
                                                         ========    ========

     Interest relating to the above debt consists of the following (in thousands):

                                         YEAR ENDED DECEMBER 31,
                                     --------------------------------
                                       1999        1998        1997
                                     --------    --------    --------
Interest incurred..................  $(24,500)   $(31,475)   $(32,970)
Interest capitalized...............    18,347      22,261      25,158
                                     --------    --------    --------
Interest expense...................  $ (6,153)   $ (9,214)   $ (7,812)
                                     ========    ========    ========

  Senior Notes

     In accordance with the bond indenture agreement governing the Company's Senior Notes which are due in 2001, if the Company's Consolidated Tangible Net Worth is less than $60,000,000 for two consecutive fiscal quarters, the Company is required to offer to purchase $20,000,000 in principal amount of the Senior Notes. Because the Company's Consolidated Tangible Net Worth has been less than $60,000,000 beginning with the

                               WILLIAM LYON HOMES
quarter ended June 30, 1997, the Company would, effective on December 4, 1997, June 4, 1998, December 4, 1998, June 4, 1999 and December 4, 1999 have been required to make offers to purchase $20,000,000 of the Senior Notes at par plus accrued interest, less the face amount of Senior Notes acquired by the Company after September 30, 1997, March 31, 1998, September 30, 1998, March 31, 1999 and September 30, 1999 respectively. The Company acquired Senior Notes with a face amount of $20,000,000 after September 30, 1997 and prior to December 4, 1997, again after March 31, 1998 and prior to June 4, 1998, again after September 30, 1998 and prior to December 4, 1998, again after March 31, 1999 and prior to June 4, 1999 and again after September 30, 1999 and prior to December 4, 1999, and therefore was not required to make offers to purchase Senior Notes. As a result of these transactions, the Company recognized as an extraordinary item net gains from retirement of debt totaling $4,200,000 and $2,741,000 during the years ended December 31, 1999 and 1998, after giving effect to income taxes and amortization of related loan costs.

     Every six months, until the Company's Consolidated Tangible Net Worth is $60,000,000 or more at the end of a fiscal quarter, the Company will be required to make similar offers to purchase $20,000,000 of Senior Notes. At December 31, 1999, the Company's Consolidated Tangible Net Worth was $43,193,000. The Company's management has previously held discussions, and may in the future hold discussions, with representatives of the holders of the Senior Notes with respect to modifying this repurchase provision of the bond indenture agreement. To date, no agreement has been reached to modify this repurchase provision. Any such change in the terms or conditions of the bond indenture agreement requires the affirmative vote of at least a majority in principal amount of the Senior Notes outstanding. No assurances can be given that any such change will be made.

     Because of the Company's obligation to offer to purchase $20,000,000 in principal amount of the Senior Notes every six months so long as the Company's Consolidated Tangible Net Worth is less than $60,000,000, the Company is restricted in its ability to acquire, hold and develop real estate projects. The Company changed its operating strategy during 1997 to finance certain projects by forming joint ventures with venture partners that would provide a substantial portion of the capital necessary to develop these projects.

     The 12 1/2% Senior Notes due 2001 are obligations of William Lyon Homes (formerly The Presley Companies), a Delaware corporation ("Delaware Lyon"), and are unconditionally guaranteed on a senior basis by William Lyon Homes, Inc. (formerly Presley Homes), a California corporation and a wholly-owned subsidiary of Delaware Lyon. However, William Lyon Homes, Inc. has granted liens on substantially all of its assets as security for its obligations under the Working Capital Facility and other loans. Because the William Lyon Homes, Inc. guarantee is not secured, holders of the Senior Notes are effectively junior to borrowings under the Working Capital Facility with respect to such assets. Delaware Lyon and its consolidated subsidiaries are referred to collectively herein as the "Company." Interest on the Senior Notes is payable on January 1 and July 1 of each year, commencing January 1, 1995.

     Except as set forth in the Indenture Agreement (the "Indenture"), the Senior Notes are redeemable at the option of Delaware Lyon, in whole or in part, at the redemption prices set forth in the Indenture.

     The Senior Notes are senior obligations of Delaware Lyon and rank pari passu in right of payment to all existing and future unsecured indebtedness of Delaware Lyon, and senior in right of payment to all future indebtedness of the Company which by its terms is subordinated to the Senior Notes.

     Upon certain changes of control as described in the Indenture, Delaware Lyon must offer to repurchase Senior Notes at a price equal to 101% of the principal amount plus accrued and unpaid interest, if any, to the date of repurchase.

     The Indenture governing the Senior Notes restricts Delaware Lyon and certain of its subsidiaries with respect to, among other things: (i) the payment of dividends on and redemptions of capital stock, (ii) the incurrence of indebtedness or the issuance of preferred stock, (iii) the creation of certain liens, (iv) consolidations or mergers with or transfer of all or substantially all of its

                               WILLIAM LYON HOMES
assets and (v) transactions with affiliates. These restrictions are subject to a number of important qualifications and exceptions.

     As of December 31, 1999, the outstanding 12 1/2% Senior Notes with a face value of $100,000,000 have a fair value of approximately $88,000,000 to $90,000,000, based on quotes from industry sources.

     Supplemental consolidating financial information of the Company, specifically including information for William Lyon Homes, Inc., is presented below. Investments in subsidiaries are presented using the equity method of accounting. Separate financial statements of William Lyon Homes, Inc. are not provided, as the consolidating financial information contained herein provides a more meaningful disclosure to allow investors to determine the nature of assets held and the operations of the combined groups.

                          CONSOLIDATING BALANCE SHEET

                               DECEMBER 31, 1999
                                 (IN THOUSANDS)

                                                  UNCONSOLIDATED
                                    ------------------------------------------
                                     DELAWARE     WILLIAM LYON   NON-GUARANTOR   ELIMINATING   CONSOLIDATED
                                       LYON       HOMES, INC.    SUBSIDIARIES      ENTRIES       COMPANY
                                    -----------   ------------   -------------   -----------   ------------
ASSETS

Cash and cash equivalents.........   $     --       $  1,344        $   810       $      --      $  2,154
Receivables.......................         --          6,792          5,271              --        12,063
Real estate inventories...........         --        178,280          5,991              --       184,271
Investments in and advances to
  unconsolidated joint ventures...         --         16,229         34,053              --        50,282
Property and equipment, net.......         --          2,115             68              --         2,183
Deferred loan costs...............        704          1,022             --              --         1,726
Goodwill..........................         --          8,382             --              --         8,382
Other assets......................         --         17,400             22              --        17,422
Investments in subsidiaries.......     49,843         39,819             --         (89,662)           --
Intercompany receivables..........    108,340          5,586             --        (113,926)           --
                                     --------       --------        -------       ---------      --------
                                     $158,887       $276,969        $46,215       $(203,588)     $278,483
                                     ========       ========        =======       =========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable..................   $     --       $ 15,215        $   438       $      --      $ 15,653
Accrued expenses..................         --         31,201          1,698              --        32,899
Notes payable.....................         --         73,497          3,133              --        76,630
12 1/2% Senior Notes..............    100,000             --             --              --       100,000
Intercompany payables.............      5,586        108,340             --        (113,926)           --
                                     --------       --------        -------       ---------      --------
     Total liabilities............    105,586        228,253          5,269        (113,926)      225,182
Stockholders' equity..............     53,301         48,716         40,946         (89,662)       53,301
                                     --------       --------        -------       ---------      --------
                                     $158,887       $276,969        $46,215       $(203,588)     $278,483
                                     ========       ========        =======       =========      ========

                               WILLIAM LYON HOMES

                          CONSOLIDATING BALANCE SHEET

                               DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                                   UNCONSOLIDATED
                                     -------------------------------------------
                                      DELAWARE     WILLIAM LYON    NON-GUARANTOR   ELIMINATING   CONSOLIDATED
                                        LYON        HOMES, INC.    SUBSIDIARIES      ENTRIES       COMPANY
                                     -----------   -------------   -------------   -----------   ------------
ASSETS
Cash and cash equivalents..........   $     --       $ 22,605         $ 1,350       $      --      $ 23,955
Receivables........................         --          7,157           1,456              --         8,613
Real estate inventories............         --        161,667          12,835              --       174,502
Investments in and advances to
  unconsolidated joint ventures....         --          3,225          27,237              --        30,462
Property and equipment, net........         --          2,614             298              --         2,912
Deferred loan costs................      1,643          1,708              30              --         3,381
Other assets.......................         --          2,440             139              --         2,579
Investments in subsidiaries........      4,369         31,553              --         (35,922)           --
Intercompany receivables...........    143,740          3,928              --        (147,668)           --
                                      --------       --------         -------       ---------      --------
                                      $149,752       $236,897         $43,345       $(183,590)     $246,404
                                      ========       ========         =======       =========      ========

LIABILITIES AND STOCKHOLDERS'
  EQUITY
Accounts payable...................   $     --       $ 15,867         $ 1,497       $      --      $ 17,364
Accrued expenses...................         --         25,965           1,858              --        27,823
Notes payable......................         --         49,736           5,657              --        55,393
12 1/2 Senior Notes................    140,000             --              --              --       140,000
Intercompany payables..............      3,928        143,740              --        (147,668)           --
                                      --------       --------         -------       ---------      --------
     Total liabilities.............    143,928        235,308           9,012        (147,668)      240,580
Stockholders' equity...............      5,824          1,589          34,333         (35,922)        5,824
                                      --------       --------         -------       ---------      --------
                                      $149,752       $236,897         $43,345       $(183,590)     $246,404
                                      ========       ========         =======       =========      ========

                               WILLIAM LYON HOMES

                     CONSOLIDATING STATEMENT OF OPERATIONS

                          YEAR ENDED DECEMBER 31, 1999
                                 (IN THOUSANDS)

                                                    UNCONSOLIDATED
                                      ------------------------------------------
                                       DELAWARE     WILLIAM LYON   NON-GUARANTOR   ELIMINATING   CONSOLIDATED
                                         LYON       HOMES, INC.    SUBSIDIARIES      ENTRIES       COMPANY
                                      -----------   ------------   -------------   -----------   ------------
Sales...............................    $    --      $ 380,160       $ 59,821       $     --      $ 439,981
                                        -------      ---------       --------       --------      ---------

Operating costs
  Cost of sales.....................         --       (322,929)       (47,447)            --       (370,376)
  Sales and marketing...............         --        (16,648)        (2,739)            --        (19,387)
  General and administrative........         --        (23,262)         3,894             --        (19,368)
  Amortization of goodwill..........         --           (307)            --             --           (307)
                                        -------      ---------       --------       --------      ---------
                                             --       (363,146)       (46,292)            --       (409,438)
                                        -------      ---------       --------       --------      ---------
Income from unconsolidated joint
  ventures..........................         --          3,137         14,722             --         17,859
                                        -------      ---------       --------       --------      ---------
Income from subsidiaries............     45,474         27,250             --        (72,724)            --
                                        -------      ---------       --------       --------      ---------
Operating income....................     45,474         47,401         28,251        (72,724)        48,402
Interest expense, net of amounts
  capitalized.......................         --         (3,759)        (2,394)            --         (6,153)
Financial advisory expenses.........     (2,197)            --             --             --         (2,197)
Other income (expense), net.........         --          2,131          1,314             --          3,445
                                        -------      ---------       --------       --------      ---------
Income before income taxes and
  extraordinary item................     43,277         45,773         27,171        (72,724)        43,497
Provision for income taxes..........         --           (220)            --             --           (220)
                                        -------      ---------       --------       --------      ---------
Income before extraordinary item....     43,277         45,553         27,171        (72,724)        43,277
Extraordinary item -- gain from
  retirement of debt net of
  applicable income taxes...........      4,200             --             --             --          4,200
                                        -------      ---------       --------       --------      ---------
Net income..........................    $47,477      $  45,553       $ 27,171       $(72,724)     $  47,477
                                        =======      =========       ========       ========      =========

                               WILLIAM LYON HOMES

                     CONSOLIDATING STATEMENT OF OPERATIONS

                          YEAR ENDED DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                                    UNCONSOLIDATED
                                      ------------------------------------------
                                       DELAWARE     WILLIAM LYON   NON-GUARANTOR   ELIMINATING   CONSOLIDATED
                                         LYON       HOMES, INC.    SUBSIDIARIES      ENTRIES       COMPANY
                                      -----------   ------------   -------------   -----------   ------------
Sales...............................    $    --      $ 261,394       $106,888       $     --       $368,282
                                        -------      ---------       --------       --------       --------

Operating costs
  Cost of sales.....................         --       (228,629)       (90,144)            --       (318,773)
  Sales and marketing...............         --        (16,275)        (5,188)            --        (21,463)
  General and administrative........         --        (17,587)         1,622             --        (15,965)
                                        -------      ---------       --------       --------       --------
                                             --       (262,491)       (93,710)            --       (356,201)
                                        -------      ---------       --------       --------       --------
Income from unconsolidated joint
  ventures..........................         --              6          3,493             --          3,499
                                        -------      ---------       --------       --------       --------
Income from subsidiaries............      8,400         17,955             --        (26,355)            --
                                        -------      ---------       --------       --------       --------
Operating income....................      8,400         16,864         16,671        (26,355)        15,580
Interest expense, net of amounts
  capitalized.......................         --         (7,784)        (1,430)            --         (9,214)
Financial advisory expenses.........     (1,286)            --             --             --         (1,286)
Other income (expense), net.........         --           (392)         3,617             --          3,225
                                        -------      ---------       --------       --------       --------
Income before income taxes and
  extraordinary item................      7,114          8,688         18,858        (26,355)         8,305
Provision for income taxes..........         --         (1,191)            --             --         (1,191)
                                        -------      ---------       --------       --------       --------
Income before extraordinary item....      7,114          7,497         18,858        (26,355)         7,114
Extraordinary item -- gain from
  retirement of debt net of
  applicable income taxes...........      2,741             --             --             --          2,741
                                        -------      ---------       --------       --------       --------
Net income..........................    $ 9,855      $   7,497       $ 18,858       $(26,355)      $  9,855
                                        =======      =========       ========       ========       ========

                               WILLIAM LYON HOMES

                     CONSOLIDATING STATEMENT OF OPERATIONS

                          YEAR ENDED DECEMBER 31, 1997
                                 (IN THOUSANDS)

                                                 UNCONSOLIDATED
                                   ------------------------------------------
                                    DELAWARE     WILLIAM LYON   NON-GUARANTOR   ELIMINATING   CONSOLIDATED
                                      LYON        HOMES INC.    SUBSIDIARIES      ENTRIES       COMPANY
                                   -----------   ------------   -------------   -----------   ------------
Sales............................   $     --      $ 270,284       $ 59,658        $    --      $ 329,942
                                    --------      ---------       --------        -------      ---------

Operating costs
  Cost of sales..................         --       (248,655)       (53,546)            --       (302,201)
  Impairment loss on real estate
     assets......................         --        (74,000)            --             --        (74,000)
  Sales and marketing............         --        (18,492)        (3,787)            --        (22,279)
  General and administrative.....         --        (15,777)          (219)            --        (15,996)
                                    --------      ---------       --------        -------      ---------
                                          --       (356,924)       (57,552)            --       (414,476)
                                    --------      ---------       --------        -------      ---------
Income (loss) from
  subsidiaries...................    (89,894)         3,730             --         86,164             --
                                    --------      ---------       --------        -------      ---------
Operating income (loss)..........    (89,894)       (82,910)         2,106         86,164        (84,534)
Interest expense, net of amounts
  capitalized....................         --         (7,677)          (135)            --         (7,812)
Other income (expense), net......         --             91          2,361             --          2,452
                                    --------      ---------       --------        -------      ---------
Net income (loss)................   $(89,894)     $ (90,496)      $  4,332        $86,164      $ (89,894)
                                    ========      =========       ========        =======      =========

                               WILLIAM LYON HOMES

                     CONSOLIDATING STATEMENT OF CASH FLOWS

                          YEAR ENDED DECEMBER 31, 1999
                                 (IN THOUSANDS)

                                                              UNCONSOLIDATED
                                                ------------------------------------------
                                                 DELAWARE     WILLIAM LYON   NON-GUARANTOR   ELIMINATING   CONSOLIDATED
                                                   LYON       HOMES, INC.    SUBSIDIARIES      ENTRIES       COMPANY
                                                -----------   ------------   -------------   -----------   ------------
Cash flows from operating activities:
  Net income..................................   $ 47,477       $ 45,553       $ 27,171       $(72,724)      $ 47,477
  Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization............         --          1,490             28             --          1,518
     Income from unconsolidated joint
       ventures...............................         --         (3,137)       (14,722)            --        (17,859)
     Income from subsidiaries.................    (45,474)       (27,250)            --         72,724             --
     Extraordinary gain on repurchase of
       Senior Notes...........................     (4,225)            --             --             --         (4,225)
     Provision for income taxes...............         --            245             --             --            245
     Net changes in operating assets and
       liabilities:
       Other receivables......................         --         (6,825)          (593)            --         (7,418)
       Intercompany receivables/payables......      1,658         (1,658)            --             --             --
       Real estate inventories................         --         72,964          3,081             --         76,045
       Deferred loan costs....................        564            686             30             --          1,280
       Goodwill...............................         --         (8,689)            --             --         (8,689)
       Other assets...........................         --        (14,960)           117             --        (14,843)
       Accounts payable.......................         --         (8,622)        (1,059)            --         (9,681)
       Accrued expenses.......................         --          4,991           (160)            --          4,831
                                                 --------       --------       --------       --------       --------
Net cash provided by operating activities.....         --         54,788         13,893             --         68,681
                                                 --------       --------       --------       --------       --------

Cash flows from investing activities:
  Net change in investments in and advances to
     unconsolidated joint ventures............         --         (9,867)         7,969             --         (1,898)
  Proceeds from contribution of land to joint
     venture..................................         --          3,700          3,700         (3,700)         3,700
  Net change in mortgage notes receivable.....         --          7,190         (3,222)            --          3,968
  Purchases of property and equipment.........         --           (684)           202             --           (482)
  Investment in subsidiaries..................         --         15,284             --        (15,284)            --
  Advances to affiliates......................     35,400             --             --        (35,400)            --
                                                 --------       --------       --------       --------       --------
Net cash provided by investing activities.....     35,400         15,623          8,649        (54,384)         5,288
                                                 --------       --------       --------       --------       --------

Cash flows from financing activities:
  Proceeds from borrowings on notes payable...         --        185,785         57,554             --        243,339
  Principal payments on notes payable.........         --       (243,631)       (60,078)            --       (303,709)
  Repurchase of 12 1/2% Senior Notes..........    (35,400)            --             --             --        (35,400)
  Distributions to/contributions from
     shareholders.............................         --          1,574        (20,558)        18,984             --
  Advances to affiliates......................         --        (35,400)            --         35,400             --
                                                 --------       --------       --------       --------       --------
Net cash used in financing activities.........    (35,400)       (91,672)       (23,082)        54,384        (95,770)
                                                 --------       --------       --------       --------       --------
Net decrease in cash and cash equivalents.....         --        (21,261)          (540)            --        (21,801)
Cash and cash equivalents at beginning of
  year........................................         --         22,605          1,350             --         23,955
                                                 --------       --------       --------       --------       --------
Cash and cash equivalents at end of year......   $     --       $  1,344       $    810       $     --       $  2,154
                                                 ========       ========       ========       ========       ========

                               WILLIAM LYON HOMES

                     CONSOLIDATING STATEMENT OF CASH FLOWS

                          YEAR ENDED DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                                                  UNCONSOLIDATED
                                                    ------------------------------------------
                                                     DELAWARE     WILLIAM LYON   NON-GUARANTOR   ELIMINATING   CONSOLIDATED
                                                       LYON       HOMES, INC.    SUBSIDIARIES      ENTRIES       COMPANY
                                                    -----------   ------------   -------------   -----------   ------------
Cash flows from operating activities:
  Net income......................................   $  9,855       $  7,497        $18,858       $(26,355)     $   9,855

  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization.................         --            988             71             --          1,059
    Income from unconsolidated joint ventures.....         --             (6)        (3,493)            --         (3,499)
    Income from subsidiaries......................     (8,400)       (17,955)            --         26,355             --
    Extraordinary gain on repurchase of Senior
      Notes.......................................     (3,200)            --             --             --         (3,200)
    Provision for income taxes....................         --          1,650             --             --          1,650

    Net changes in operating assets and
      liabilities:
      Other receivables...........................         --           (846)           290             --           (556)
      Intercompany receivables/payables...........        970           (970)            --             --             --
      Real estate inventories.....................         --         34,218          7,054             --         41,272
      Deferred loan costs.........................        775         (1,418)           (12)            --           (655)
      Other assets................................         --             (1)            18             --             17
      Accounts payable............................         --          3,997            513             --          4,510
      Accrued expenses............................         --          3,296          1,391             --          4,687
                                                     --------       --------        -------       --------      ---------
Net cash provided by operating activities.........         --         30,450         24,690             --         55,140
                                                     --------       --------        -------       --------      ---------
Cash flows from investing activities:
  Investment in unconsolidated joint ventures.....         --         (2,054)       (17,832)            --        (19,886)
  Proceeds from contribution of land to joint
    venture.......................................         --         25,431             --             --         25,431
  Issuance of/payments on notes receivable........         --            594             --             --            594
  Purchases of property and equipment.............         --           (195)          (163)            --           (358)
  Investment in subsidiaries......................         --          2,800             --         (2,800)            --
  Advances to affiliates..........................     36,260             --             --        (36,260)            --
                                                     --------       --------        -------       --------      ---------
Net cash provided by (used in) investing
  activities......................................     36,260         26,576        (17,995)       (39,060)         5,781
                                                     --------       --------        -------       --------      ---------
Cash flows from financing activities:
  Proceeds from borrowings on notes payable.......         --         95,873         37,080             --        132,953
  Principal payments on notes payable.............         --        (97,365)       (40,863)            --       (138,228)
  Repurchase of 12 1/2% Senior Notes..............    (36,260)            --             --             --        (36,260)
  Distributions to/contributions from
    shareholders..................................         --         (1,046)        (1,754)         2,800             --
  Advances from affiliates........................         --        (36,260)            --         36,260             --
                                                     --------       --------        -------       --------      ---------
Net cash used in financing activities.............    (36,260)       (38,798)        (5,537)        39,060        (41,535)
                                                     --------       --------        -------       --------      ---------
Net increase in cash and cash equivalents.........         --         18,228          1,158             --         19,386
Cash and cash equivalents at beginning of year....         --          4,377            192             --          4,569
                                                     --------       --------        -------       --------      ---------
Cash and cash equivalents at end of year..........   $     --       $ 22,605        $ 1,350       $     --      $  23,955
                                                     ========       ========        =======       ========      =========

                               WILLIAM LYON HOMES

                     CONSOLIDATING STATEMENT OF CASH FLOWS

                          YEAR ENDED DECEMBER 31, 1997
                                 (IN THOUSANDS)

                                                         UNCONSOLIDATED
                                           ------------------------------------------
                                            DELAWARE     WILLIAM LYON   NON-GUARANTOR   ELIMINATING   CONSOLIDATED
                                              LYON       HOMES, INC.    SUBSIDIARIES      ENTRIES       COMPANY
                                           -----------   ------------   -------------   -----------   ------------
Cash flows from operating activities:
  Net income (loss)......................   $(89,894)      $(90,496)      $  4,332       $ 86,164       $(89,894)
  Adjustments to reconcile net income
     (loss) to net cash used in operating
     activities:
     Depreciation and amortization.......         --            844             63             --            907
     Impairment loss on real estate
       assets............................         --         74,000             --             --         74,000
     Income (loss) from subsidiaries.....     89,894         (3,730)            --        (86,164)            --
     Net changes in operating assets and
       liabilities:
       Other receivables.................         --         (2,975)        (1,298)            --         (4,273)
       Intercompany
          receivables/payables...........     (1,301)         1,301             --             --             --
       Real estate inventories...........         --          4,719         (5,399)            --           (680)
       Deferred loan costs...............      1,301           (202)           (18)            --          1,081
       Other assets......................         --          6,405             65             --          6,470
       Accounts payable..................         --         (6,019)           445             --         (5,574)
       Accrued expenses..................         --          3,812              7             --          3,819
                                            --------       --------       --------       --------       --------
Net cash used in operating activities....         --        (12,341)        (1,803)            --        (14,144)
                                            --------       --------       --------       --------       --------
Cash flows from investing activities:
  Investment in unconsolidated joint
     ventures............................         --         (1,165)        (5,912)            --         (7,077)
  Issuance of/payments on notes
     receivable..........................         --           (154)            --             --           (154)
  Purchases of property and equipment....         --         (1,447)           (26)            --         (1,473)
  Investment in subsidiaries.............         --          2,354             --         (2,354)            --
  Advances to affiliates.................     10,000             --             --        (10,000)            --
                                            --------       --------       --------       --------       --------
Net cash provided by (used in) investing
  activities.............................     10,000           (412)        (5,938)       (12,354)        (8,704)
                                            --------       --------       --------       --------       --------
Cash flows from financing activities:
  Proceeds from borrowings on notes
     payable.............................         --        133,026         38,938             --        171,964
  Principal payments on notes payable....         --       (109,599)       (29,498)            --       (139,097)
  Repurchase/sale of 12 1/2% Senior
     Notes...............................    (10,000)            --             --             --        (10,000)
  Distributions to/contributions from
     shareholders........................         --            626         (2,980)         2,354             --
  Advances from affiliates...............         --        (10,000)            --         10,000             --
                                            --------       --------       --------       --------       --------
Net cash provided by (used in) financing
  activities.............................    (10,000)        14,053          6,460         12,354         22,867
                                            --------       --------       --------       --------       --------
Net increase (decrease) in cash and cash
  equivalents............................         --          1,300         (1,281)            --             19
Cash and cash equivalents at beginning
  of year................................         --          3,077          1,473             --          4,550
                                            --------       --------       --------       --------       --------
Cash and cash equivalents at end of
  year...................................   $     --       $  4,377       $    192       $     --       $  4,569
                                            ========       ========       ========       ========       ========

                               WILLIAM LYON HOMES

  Working Capital Facility

     On July 6, 1998, the Company completed an agreement with the Agent of its existing lender group under its Working Capital Facility to (1) extend this loan facility to May 20, 2001, (2) increase the loan commitment to $100,000,000 and
(3) decrease the fees and costs compared to the prior revolving facility.

     The collateral for the loans provided by the Working Capital Facility continues to include substantially all real estate and other assets of the Company (excluding assets of partnerships and limited liability companies and assets which are pledged as collateral for construction notes payable described below). The borrowing base is calculated based on specified percentages of book values of real estate assets. The borrowing base at December 31, 1999 was approximately $95,500,000. The maximum loan under the Working Capital Facility is limited to $100,000,000 and the principal outstanding under the Working Capital Facility at December 31, 1999 was $33,000,000.

     Pursuant to the terms of the Working Capital Facility, outstanding advances bear interest at the "reference rate" of Chase Manhattan Bank plus 2%. An alternate option provides for interest based on a specified overseas base rate plus 4.44%, but not less than 8.0%. In addition, the Company pays a monthly fee of 0.25% on the average daily unused portion of the loan facility.

     Upon completion of the new Working Capital Facility agreement, the Company paid a one-time, non-refundable Facility Fee of $2,000,000, as well as a yearly non-refundable Administrative Fee of $100,000.

     The Working Capital Facility requires certain minimum cash flow and pre-tax and pre-interest earnings tests. The Working Capital Facility also provides for negative covenants which, among other things, place limitations on the payment of cash dividends, merger transactions, transactions with affiliates, the incurrence of additional debt and the acquisition of new land as described in the following paragraph.

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

     The Working Capital Facility requires that mandatory prepayments be made to reduce the outstanding balance of loans to the extent of all funds in excess of $20,000,000 in the principal operating accounts of the Company.

  Construction Notes Payable

     At December 31, 1999, the Company had various construction notes payable outstanding amounting to $15,960,000 related to various real estate projects. The notes are due as units close or at various dates on or before August 5, 2001 and bear interest at rates of prime plus 0.25% to prime plus 0.50%.

  Purchase Money Notes Payable -- Land Acquisitions

     At December 31, 1999, the Company had various notes payable outstanding related to land acquisitions for which seller financing was provided in the amount of $24,537,000.

     The prime rate averaged 7.99%, 8.35% and 8.46% for 1999, 1998 and 1997, respectively, and was 8.50% and 7.75% at December 31, 1999 and 1998, respectively.

                               WILLIAM LYON HOMES

NOTE 9 -- STOCK OPTIONS AND INCENTIVE COMPENSATION PLANS

  Stock Option Plan

     Effective May 20, 1994, Delaware Lyon (formerly Delaware Presley) amended the 1991 Stock Option Plan (the "Plan") to increase the number of shares authorized for options to be granted to 2,642,000 shares of common stock. Under the Plan, options may be granted from time to time to key employees, officers, directors, consultants and advisors of the Company. The Plan is administered by the Stock Option Committee of the Board of Directors (the "Committee"). The Committee is generally empowered to interpret the Plan, prescribe rules and regulations relating thereto, determine the terms of the option agreements, amend them with the consent of the optionee, determine the employees to whom options are to be granted, and determine the number of shares subject to each option and the exercise price thereof. The per share exercise price for options will not be less than 100% of the fair market value of a share of Common Stock on the date the option is granted. The options will be exercisable for a term determined by the Committee, not to exceed ten years from the date of grant or upon a change of control.

     On May 20, 1994, Delaware Lyon (formerly Delaware Presley) issued options to purchase a total of 2,035,000 shares of common stock at $2.875 per share. Subsequently, options to purchase 440,000 shares were canceled due to employee terminations and options held by William Lyon to purchase 750,000 shares were canceled as described in Note 2, resulting in 845,000 options outstanding. The options outstanding vested at various times and became fully vested on May 20, 1997 and expire five years from the date of vesting. In connection with a new incentive compensation plan (as described below), 725,000 stock options outstanding were repriced effective January 1, 1997 from $2.875 to $1.00. After giving effect to the conversion exchange ratio in the merger as described in
Note 3, options to purchase Common Stock outstanding at December 31, 1999 are as follows: 145,000 options priced at $5.00 and 24,000 options priced at $14.375.

     Pursuant to the provisions of Financial Accounting Standards Statement No. 123, "Accounting and Disclosure of Stock-Based Compensation," issued in October 1995, the Company has elected to continue applying the methodology prescribed by APB Opinion 25 and related interpretations to account for outstanding stock options. Accordingly, no compensation cost has been recognized in the financial statements related to stock options awarded to officers, directors and employees under the Stock Option Plan. As required by Statement No. 123, for disclosure purposes only, the Company has measured the amount of compensation cost which would have been recognized related to stock options had the fair value of the options at the date of grant been used for accounting purposes. Based on such calculations, net income and earnings per share amounts would be approximately the same as the amounts reported by the Company. The Company estimated the fair value of the stock options at date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 6.25%; a dividend yield of 0.00%, a volatility factor for the market price of the Company's common stock of 0.514; and a weighted average expected life of four years for the stock options.

  Incentive Compensation Plan

     Effective on January 1, 1997, the Company's Board of Directors approved a new incentive compensation plan for all of the Company's full-time, salaried employees, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), Executives, Managers, Field Construction Supervisors, and certain other employees. Under the terms of this new plan, the CEO and CFO are eligible to receive bonuses at the discretion of the Compensation Committee of the Board; in addition, the stock options outstanding and held by the CEO and CFO (totaling 725,000 options) were repriced from $2.875 to $1.00. After giving effect to the conversion exchange as described in Note 3, the outstanding options became 145,000 priced at $5.00.

                               WILLIAM LYON HOMES

     In addition, the 1999 and 1998 Executive Bonus Plans stipulate annual setting of individual bonus targets, expressed as a percent of each executive's salary, with awards based on performance against goals pertaining to each participant's operating area.

     All awards are prorated downward if the sum of all calculated awards for the entire Company exceeds 20% of the Company's consolidated pre-tax income before bonuses. Awards are paid out over three years, with 50% paid following the determination of bonus awards, 25% paid one year later and 25% paid two years later. The deferred amounts will be forfeited in the event of termination for any reason except retirement, death or disability.

NOTE 10 -- INCOME TAXES

     The following summarizes the provision for income taxes (in thousands):

                                                      YEAR ENDED DECEMBER 31,
                                                  -------------------------------
                                                    1999       1998        1997
                                                  --------    -------    --------
Current
  Federal.......................................  $   (189)   $    --    $     --
  State.........................................       (56)        (7)         (6)
                                                  --------    -------    --------
                                                      (245)        (7)         (6)
                                                  --------    -------    --------
Deferred
  Federal.......................................        --     (1,650)         --
  State.........................................        --          7           6
                                                  --------    -------    --------
                                                        --     (1,643)          6
                                                  --------    -------    --------
                                                  $   (245)   ($1,650)   $     --
                                                  ========    =======    ========
Provision for income taxes before extraordinary
  item..........................................  $   (220)   $(1,191)   $     --
Provision for income taxes on extraordinary
  item..........................................       (25)      (459)         --
                                                  --------    -------    --------
                                                  $   (245)   $(1,650)   $     --
                                                  ========    =======    ========

     Income taxes differ from the amounts computed by applying the applicable Federal statutory rates due to the following (in thousands):

                                                      YEAR ENDED DECEMBER 31,
                                                  -------------------------------
                                                    1999       1998        1997
                                                  --------    -------    --------
(Provision) credit for Federal income taxes at
  the statutory rate............................  $(13,516)   $(2,907)   $ 31,463
(Provision) credit for state income taxes, net
  of Federal income tax benefits................     1,516       (661)      2,583
Extraordinary item -- gain from retirement of
  debt..........................................    (1,437)    (1,120)         --
Valuation allowance for deferred tax asset......    13,305      3,038     (34,046)
Other...........................................      (113)        --          --
                                                  --------    -------    --------
                                                  $   (245)   $(1,650)   $     --
                                                  ========    =======    ========

                               WILLIAM LYON HOMES

     Temporary differences giving rise to deferred income taxes consist of the following (in thousands):

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
Deferred tax assets
  Reserves deducted for financial reporting purposes not
     allowable for tax purposes.............................  $  3,322    $ 27,785
  Compensation deductible for tax purposes
     when paid..............................................     4,437       1,231
  Net operating loss and alternative minimum tax credit
     carryovers.............................................    28,147      49,930
  Valuation allowance.......................................   (33,640)    (96,331)
  State income tax provisions deductible when paid for
     Federal tax purposes...................................     1,314      15,315
  Effect of book/tax differences for joint ventures.........      (943)      5,221
  Other.....................................................      (100)       (280)
                                                              --------    --------
                                                                 2,537       2,871
                                                              --------    --------
Deferred tax liabilities
  Interest capitalized for financial reporting purposes and
     deducted currently for tax purposes....................    (2,537)     (2,871)
                                                              --------    --------
                                                                (2,537)     (2,871)
                                                              --------    --------
                                                              $     --    $     --
                                                              ========    ========

     As discussed in Note 4, the Company implemented a quasi-reorganization effective January 1, 1994. Income tax benefits resulting from the utilization of net operating loss and other carryforwards existing at January 1, 1994 and temporary differences existing prior to the quasi-reorganization, are excluded from results of operations and credited to additional paid-in capital. For the year ended December 31, 1999, post quasi-reorganization temporary differences which reduce taxable earnings, partially offset by temporary differences that existed prior to the quasi-reorganization, along with pre quasi-reorganization net operating loss carryforwards, resulted in income tax expense, at Alternative Minimum Tax rates, of $245,000. For the year ended December 31, 1998, income tax benefits of $1,650,000 related to temporary differences resulting from the quasi-reorganization were excluded from the results of operations and credited to additional paid-in capital.

     At December 31, 1999 the Company has net operating loss carryforwards for Federal tax purposes (both pre and post quasi-reorganization) of approximately $106,178,000, of which $12,862,000 expires in 2008, $27,378,000 expires in 2009,
$35,840,000 expires in 2010, $13,668,000 expires in 2011, $16,402,000 expires in
2012 and $28,000 expires in 2018. Due to the transactions discussed in Note 4, the future benefits associated with the utilization of the net operating loss carryforwards may be substantially limited.

NOTE 11 -- GAIN FROM RETIREMENT OF DEBT

     In April 1999, the Company purchased $20,000,000 principal amount of its outstanding Senior Notes at a cost of $17,700,000. The net gain from the purchase was $1,789,000, after giving effect to income taxes and amortization of related deferred loan costs.

     In October and November 1999, the Company purchased $20,000,000 principal amount of its outstanding Senior Notes at a cost of $17,700,000. The net gain resulting from the purchase was $2,411,000, after giving effect to income taxes and amortization of related deferred loan costs.

     In June 1998, the Company purchased $20,000,000 principal amount of its outstanding Senior Notes at a cost of $18,825,000. The net gain resulting from the purchase, after giving effect to income taxes and amortization of related deferred loan costs, was $522,000.

                               WILLIAM LYON HOMES

     In October 1998, the Company purchased $20,000,000 principal amount of its outstanding Senior Notes at a cost of $17,435,000. The net gain resulting from the purchase, after giving effect to income taxes and amortization of related deferred loan costs, was $2,219,000.

NOTE 12 -- RELATED PARTY TRANSACTIONS

     The Company acquired substantially all of the assets and assumed substantially all of the related liabilities of Old William Lyon Homes as described in Note 2.

     The Company purchased real estate projects for a total purchase price of $680,400 during the year ended December 31, 1999 from an entity controlled by William Lyon and William H. Lyon.

     For the year ended December 31, 1999, the Company earned management fees and accrued on-site labor costs of $268,100 and $367,800, respectively, for managing and selling real estate owned by entities controlled by William Lyon and William H. Lyon of which $133,000 was due the Company at December 31, 1999. In addition, the Company earned fees of $50,100 for tax and accounting services performed for entities controlled by William Lyon and William H. Lyon.

     For the year ended December 31, 1999, the Company incurred charges of $145,500 related to rent on its corporate office, from an entity controlled by William Lyon and William H. Lyon.

     Sales of lots, land and other for the year ended December 31, 1998 include a bulk lot sale of $6,996,000 to Old William Lyon Homes. The Company received the full purchase price in cash and recognized a gain of $265,000 on the sale.

NOTE 13 -- COMMITMENTS AND CONTINGENCIES

     The Company's commitments and contingent liabilities include the usual obligations incurred by real estate developers in the normal course of business. In the opinion of management, these matters will not have a material effect on the Company's consolidated financial position.

     The Company is a defendant in various lawsuits related to its normal business activities. In the opinion of management, disposition of the various lawsuits will have no material effect on the consolidated financial statements of the Company.

     In some jurisdictions in which the Company develops and constructs property, assessment district bonds are issued by municipalities to finance major infrastructure improvements. As a land owner benefited by these improvements, the Company is responsible for the assessments on its land. When properties are sold, the assessments are either prepaid or the buyers assume the responsibility for the related assessments. Assessment district bonds issued after May 21, 1992 are accounted for under the provisions of 91-10, "Accounting for Special Assessment and Tax Increment Financing Entities" issued by the Emerging Issues Task Force of the Financial Accounting Standards Board on May 21, 1992, and recorded as liabilities in the Company's consolidated balance sheet, if the amounts are fixed and determinable.

NOTE 14 -- UNAUDITED PRO FORMA FINANCIAL INFORMATION

     The following unaudited pro forma financial information is presented as if the acquisition of substantially all of the assets of Old William Lyon Homes, as described further in Note 2, had occurred at the beginning of the periods presented.

                               WILLIAM LYON HOMES

                                                                      YEAR ENDED
                                                                     DECEMBER 31,
                                                              --------------------------
                                                                 1999            1998
                                                              ----------      ----------
                                                              (IN THOUSANDS, EXCEPT PER
                                                                COMMON SHARE AMOUNTS)
Sales.......................................................   $533,952        $436,041
Operating income............................................   $ 47,637        $ 15,413
Income before income taxes and extraordinary item...........   $ 43,098        $  9,519
Net income..................................................   $ 47,078        $ 10,899
Basic and diluted earnings per common share(1)..............   $   4.51        $   1.04

---------------
(1) After adjustment for the retroactive effect of the merger with a wholly-owned subsidiary and the conversion of each share of previously outstanding Series A and Series B common stock into 0.2 common share of the surviving company as described in Note 3.

NOTE 15 -- UNAUDITED SUMMARIZED QUARTERLY FINANCIAL INFORMATION

     Summarized quarterly financial information for the years ended December 31, 1999, 1998 and 1997 is as follows (in thousands except per common share amounts):

                                                                 THREE MONTHS ENDED
                                                ----------------------------------------------------
                                                MARCH 31,   JUNE 30,    SEPTEMBER 30,   DECEMBER 31,
                                                  1999        1999          1999            1999
                                                ---------   ---------   -------------   ------------
Sales........................................   $ 82,297    $  95,715     $ 88,363       $ 173,606
Costs and expenses, net......................    (75,996)     (86,741)     (75,846)       (157,901)
                                                --------    ---------     --------       ---------
Income before income taxes and extraordinary
  item.......................................      6,301        8,974       12,517          15,705
Benefit (provision) for income taxes.........       (905)      (1,286)      (1,797)          3,768
                                                --------    ---------     --------       ---------
Income before extraordinary item.............      5,396        7,688       10,720          19,473
Extraordinary item -- gain from retirement of
  debt, net of applicable income taxes.......         --        1,789           --           2,411
                                                --------    ---------     --------       ---------
Net income...................................   $  5,396    $   9,477     $ 10,720       $  21,884
                                                ========    =========     ========       =========
Basic and diluted earnings per
  common share -- Note 1
  Before extraordinary item..................   $   0.51    $    0.74     $   1.03       $    1.87
  Extraordinary item.........................         --         0.17           --       $    0.23
                                                --------    ---------     --------       ---------
  After extraordinary item...................   $   0.51    $    0.91     $   1.03       $    2.10
                                                ========    =========     ========       =========

                               WILLIAM LYON HOMES

                                                                 THREE MONTHS ENDED
                                                ----------------------------------------------------
                                                MARCH 31,   JUNE 30,    SEPTEMBER 30,   DECEMBER 31,
                                                  1998        1998          1998            1998
                                                ---------   ---------   -------------   ------------
Sales........................................   $ 66,478    $  80,530     $ 89,509       $ 131,765
Costs and expenses, net......................    (69,676)     (80,301)     (86,007)       (123,993)
                                                --------    ---------     --------       ---------
Income (loss) before income taxes and
  extraordinary item.........................     (3,198)         229        3,502           7,772
Credit (provision) for income taxes..........         --          363         (203)         (1,351)
                                                --------    ---------     --------       ---------
Income (loss) before extraordinary item......     (3,198)         592        3,299           6,421
Extraordinary item -- gain from retirement of
  debt, net of applicable income taxes.......         --          522           --           2,219
                                                --------    ---------     --------       ---------
Net income (loss)............................   $ (3,198)   $   1,114     $  3,299       $   8,640
                                                ========    =========     ========       =========
Basic and diluted earnings per
  common share -- Note 1
  Before extraordinary item..................   $  (0.06)   $    0.01     $   0.06       $    0.13
  Extraordinary item.........................         --         0.01           --       $    0.04
                                                --------    ---------     --------       ---------
  After extraordinary item...................   $  (0.06)   $    0.02     $   0.06       $    0.17
                                                ========    =========     ========       =========

                                                                 THREE MONTHS ENDED
                                                ----------------------------------------------------
                                                MARCH 31,   JUNE 30,    SEPTEMBER 30,   DECEMBER 31,
                                                  1997        1997          1997            1997
                                                ---------   ---------   -------------   ------------
Sales........................................   $ 67,795    $  97,566     $ 68,349       $  96,232
Costs and expenses, net......................    (71,369)    (173,020)     (71,549)       (103,898)
                                                --------    ---------     --------       ---------
Loss before income taxes.....................     (3,574)     (75,454)      (3,200)         (7,666)
Credit (provision) for income taxes..........         --           --           --              --
                                                --------    ---------     --------       ---------
Net loss(1)..................................   $ (3,574)   $ (75,454)    $ (3,200)      $  (7,666)
                                                ========    =========     ========       =========
Basic and diluted earnings per
  common share -- Note 1.....................   $  (0.07)   $   (1.45)    $  (0.06)      $   (0.15)
                                                ========    =========     ========       =========

---------------
(1) Results for the three months ended June 30, 1997 were adversely affected by a $74,000,000 reduction of certain real estate assets to their estimated net realizable value as described in Note 1.

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
William Lyon Homes

     We have audited the accompanying combined balance sheets of the Significant Subsidiaries of William Lyon Homes, as defined in Note 1, as of December 31, 1999 and 1998, and the related combined statements of operations, members' capital and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of the Significant Subsidiaries of William Lyon Homes at December 31, 1999 and 1998, and the combined results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

                                                           /s/ ERNST & YOUNG LLP

Newport Beach, California
February 17, 1999

                 SIGNIFICANT SUBSIDIARIES OF WILLIAM LYON HOMES

                            COMBINED BALANCE SHEETS

                                     ASSETS

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  1999           1998
                                                              ------------    -----------
Cash........................................................  $  4,249,000    $   374,000
Receivables.................................................     1,169,000        784,000
Real estate inventories (Note 2)............................   165,421,000     97,595,000
Other assets................................................       150,000             --
                                                              ------------    -----------
                                                              $170,989,000    $98,753,000
                                                              ============    ===========

                            LIABILITIES AND MEMBERS' CAPITAL

Accounts payable and accrued liabilities....................  $  7,870,000    $ 5,786,000
Amounts due to members (Note 4).............................       836,000        410,000
Notes payable (Note 3)......................................    33,318,000      9,375,000
                                                              ------------    -----------
                                                                42,024,000     15,571,000
Commitments and contingencies (Note 5)

Members' capital............................................   128,965,000     83,182,000
                                                              ------------    -----------
                                                              $170,989,000    $98,753,000
                                                              ============    ===========

                            See accompanying notes.

                 SIGNIFICANT SUBSIDIARIES OF WILLIAM LYON HOMES

                       COMBINED STATEMENTS OF OPERATIONS

                                                              YEAR ENDED DECEMBER 31,
                                                     ------------------------------------------
                                                         1999           1998           1997
                                                     ------------    -----------    -----------
                                                                                    (UNAUDITED)
REVENUES
Sales of homes.....................................  $114,109,000    $26,725,000    $        --
Interest and other income..........................       526,000        127,000             --
                                                     ------------    -----------    -----------
                                                      114,635,000     26,852,000             --
                                                     ------------    -----------    -----------
COSTS AND EXPENSES
Cost of homes sold.................................    85,583,000     19,801,000             --
Sales, marketing and administrative expenses.......     4,212,000      1,091,000             --
                                                     ------------    -----------    -----------
                                                       89,795,000     20,892,000             --
                                                     ------------    -----------    -----------
NET INCOME.........................................  $ 24,840,000    $ 5,960,000    $        --
                                                     ============    ===========    ===========

                            See accompanying notes.

                 SIGNIFICANT SUBSIDIARIES OF WILLIAM LYON HOMES

                    COMBINED STATEMENTS OF MEMBERS' CAPITAL

        FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 (UNAUDITED)

                                                                        COMMON          TOTAL
                                                        LYON         UNAFFILIATED      MEMBERS'
                                                       MEMBERS         MEMBERS         CAPITAL
                                                    -------------    ------------    ------------
Initial contributions (unaudited).................   $ 5,912,000     $ 16,943,000    $ 22,855,000
                                                     -----------     ------------    ------------
BALANCE -- December 31, 1997 (unaudited)..........     5,912,000       16,943,000      22,855,000
Contributions.....................................    10,396,000       70,099,000      80,495,000
Distributions.....................................      (506,000)     (25,622,000)    (26,128,000)
Net income........................................     3,276,000        2,684,000       5,960,000
                                                     -----------     ------------    ------------
BALANCE -- December 31, 1998......................    19,078,000       64,104,000      83,182,000
Contributions.....................................    10,737,000      115,471,000     126,208,000
Distributions.....................................    (8,242,000)     (97,023,000)   (105,265,000)
Net income........................................    14,046,000       10,794,000      24,840,000
                                                     ===========     ============    ============
BALANCE -- December 31, 1999......................   $35,619,000     $ 93,346,000    $128,965,000
                                                     ===========     ============    ============

                            See accompanying notes.

                 SIGNIFICANT SUBSIDIARIES OF WILLIAM LYON HOMES

                       COMBINED STATEMENTS OF CASH FLOWS

                                                             YEAR ENDED DECEMBER 31,
                                                  ---------------------------------------------
                                                      1999             1998            1997
                                                  -------------    ------------    ------------
                                                                                   (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income......................................  $  24,840,000    $  5,960,000    $         --
Adjustments to reconcile net income to net cash
  used in operating activities
     Increase in receivables....................       (385,000)        (34,000)       (750,000)
     Additions to real estate inventories.......    (32,319,000)    (74,726,000)    (22,869,000)
     Increase in other assets...................       (150,000)             --              --
     Increase in accounts payable and accrued
       liabilities..............................      2,084,000       5,076,000         709,000
     Increase in amounts due to members.........        426,000         338,000          73,000
                                                  -------------    ------------    ------------
Net cash used in operating activities...........     (5,504,000)    (63,386,000)    (22,837,000)
                                                  -------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Contributions from members......................    124,363,000      80,495,000      22,855,000
Distributions to members........................   (105,265,000)    (26,128,000)             --
Proceeds from notes payable.....................      4,122,000       9,375,000              --
Repayment of notes payable......................    (13,841,000)
                                                  -------------    ------------    ------------
Net cash provided by financing activities.......      9,379,000      63,742,000      22,855,000
                                                  -------------    ------------    ------------

NET INCREASE IN CASH............................      3,875,000         356,000          18,000
CASH -- beginning of year.......................        374,000          18,000              --
                                                  -------------    ------------    ------------
CASH -- end of year.............................  $   4,249,000    $    374,000    $     18,000
                                                  =============    ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW AND
  NON-CASH ACTIVITIES
Cash paid for interest..........................  $   1,376,000    $  1,000,000    $         --
                                                  =============    ============    ============
Debt assumed by joint venture in connection with
  contribution of land to joint venture.........  $  33,662,000    $         --    $         --
                                                  =============    ============    ============
Contribution of land, net of assumed debt.......  $   1,845,000    $         --    $         --
                                                  =============    ============    ============

                            See accompanying notes.

                 SIGNIFICANT SUBSIDIARIES OF WILLIAM LYON HOMES

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     The combined financial statements are presented in accordance with Rule 3-09 of SEC Regulation S-X ("Rule 3-09") and represent the combined financial position, results of operations and cash flows of the subsidiaries of William Lyon Homes ("Lyon", formerly The Presley Companies) which have a common unaffiliated member and are deemed "significant" when aggregated for purposes of Rule 3-09 (collectively, the "Significant Subsidiaries of William Lyon Homes") as of December 31, 1999 and 1998. The significant subsidiaries of William Lyon Homes were not deemed "significant" when aggregated for purposes of Rule 3-09 as of December 31, 1997, and as such, unaudited combined financial statements are presented as of and for the year ended December 31, 1997.

  Organization

     The Significant Subsidiaries of William Lyon Homes are all Delaware limited liability companies consisting of second-tier wholly-owned Lyon subsidiaries (the "Lyon Member") as one member and an unaffiliated common member (the "Unaffiliated Member") as the other member.

     The Significant Subsidiaries of William Lyon Homes were formed for the purpose of acquiring, developing and selling single-family homes in the state of California.

     Net income and losses are allocated to the members in accordance with the respective Limited Liability Operating Agreements (the "Agreements").

     The Agreements provide among other things that the Unaffiliated Member is entitled to receive a construction loan equivalent return consisting of a rate of interest that ranges from prime plus 1% to prime plus 4.75% on between 100% and 70% of the Unaffiliated Member's unrecovered capital which is payable by the companies in all events. Additionally, the Unaffiliated Member is entitled to receive a preferred return consisting of a rate of interest that ranges from prime plus 1% to prime plus 4.75% on between 0% and 30% of the Unaffiliated Member's unrecovered capital and the Lyon Member is entitled to receive a preferred return consisting of a rate of interest that ranges from prime plus 1% to prime plus 4.75% on the Lyon Member's unrecovered capital. Both the construction loan equivalent returns and preferred returns are reflected as priority allocations of net income in the accompanying combined financial statements and the approved project pro formas. As of December 31, 1999, the cumulative construction loan equivalent returns on the Unaffiliated Member's unrecovered capital totaled $11,387,000 of which $2,304,000 has not been distributed, the cumulative preferred returns on the Unaffiliated Member's unrecovered capital totaled $4,348,000 of which $314,000 has not been distributed and the cumulative preferred returns on the Lyon Member's unrecovered capital totaled $3,719,000 of which $3,285,000 has not been distributed.

     Cash flow, as defined in the Agreements, is generally distributed first, to the Unaffiliated Member to the extent of its unpaid preferred returns and to the extent required to reduce the balance of the Unaffiliated Member's unrecovered capital account to zero; second to Lyon Member to the extent of its unpaid preferred returns and to the extent required to reduce the balance of the Lyon Member's unrecovered capital account to zero; thereafter, between 25% to 80% to the Lyon Member and between 20% to 75% to the Unaffiliated Member.

  Use of Estimates

     The preparation of the Significant Subsidiaries of William Lyon Homes' combined financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 1999 and 1998 and

                 SIGNIFICANT SUBSIDIARIES OF WILLIAM LYON HOMES the revenues and expenses for the years then ended. Actual results could materially differ from these estimates in the near term.

  Real Estate Inventories

     Real estate inventories are carried at cost. Project costs include direct and indirect land costs, offsite costs and onsite improvement costs, as well as carrying charges (principally interest and property taxes) which are capitalized to real estate inventories while under active development. Selling costs are expensed as incurred. Land, offsite costs and all other common costs are allocated to land parcels benefited based upon relative fair values before construction. Onsite construction costs and related carrying charges (principally interest and property taxes) are allocated to individual homes within a phase based upon the relative sales value of the homes.

     The Significant Subsidiaries of William Lyon Homes account for their real estate inventories in accordance with Financial Accounting Standards Board Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("Statement No. 121"). Statement No. 121 requires impairment losses to be recorded on assets to be held and used by the Significant Subsidiaries of William Lyon Homes when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets, excluding future interest, are less than the carrying amount of the assets. Under Statement No. 121, when an asset to be held and used by the Significant Subsidiaries of William Lyon Homes is determined to be impaired, the related carrying amount of the asset is adjusted to its estimated fair value. Statement No. 121 also requires that long-lived assets that are held for disposal be reported at the lower of the assets' carrying amount or fair value less costs of disposal.

     Fair value represents the amount at which an asset could be bought or sold in a current transaction between willing parties; that is, other than a forced or liquidation sale. The estimation process involved in determining if assets have been impaired and in the determination of fair value is inherently uncertain since it requires estimates of current market yields as well as future events and conditions. Such future events and conditions include economic and market conditions, as well as the availability of suitable financing to fund development and construction activities. The realization of the Significant Subsidiaries of William Lyon Homes' projects is dependent upon future uncertain events and conditions and, accordingly, the actual timing and amounts realized by the Significant Subsidiaries of William Lyon Homes may be materially different from the estimated fair values as described herein.

     Management has evaluated the projects and determined that no indicators of impairment are present as of December 31, 1999 and 1998.

  Revenue and Profit Recognition

     A sale is recorded and profit recognized when a sale is consummated, the buyer's initial and continuing investments are adequate, any receivables are not subject to future subordination, and the usual risks and rewards of ownership have been transferred to the buyer in accordance with the provisions of Statement of Financial Accounting Standards No. 66 "Accounting for Sales of Real Estate." When it is determined that the earnings process is not complete, profit is deferred for recognition in future periods. As of December 31, 1999 and 1998, there are no deferred profits.

  Warranty Costs

     The Significant Subsidiaries of William Lyon Homes account for warranty costs under the reserve method. As homes are sold, an estimate of warranty costs is charged to the cost of homes sold and an accrual for future warranty costs is established. As actual costs are incurred, the warranty reserve is reduced.

                 SIGNIFICANT SUBSIDIARIES OF WILLIAM LYON HOMES

  Income Taxes

     The Significant Subsidiaries of William Lyon Homes are not taxable entities and the results of operations are included in the tax returns of the members. Accordingly, no provision for income taxes is reflected in the combined financial statements.

2. REAL ESTATE INVENTORIES

     Real estate inventories consist of the following as of December 31:

                                         1999           1998           1997
                                     ------------    -----------    -----------
                                                                    (UNAUDITED)
Land under development.............  $106,711,000    $75,784,000    $22,869,000
Construction and completed homes in
  process..........................    58,710,000     21,811,000             --
                                     ------------    -----------    -----------
                                     $165,421,000    $97,595,000    $22,869,000
                                     ============    ===========    ===========

3. NOTES PAYABLE

     The notes payable are collateralized by first deeds of trust on certain real estate projects with an inventory balance of $65,670,000 and $26,970,000 as of December 31, 1999 and 1998, respectively, and bear interest at 8% and prime plus .5% per annum. Future maturities of the notes payable at December 31, 1999 are as follows:

2000........................................................  $ 3,125,000
2001........................................................   23,190,000
2002........................................................    7,003,000
                                                              -----------
                                                              $33,318,000
                                                              ===========

     During the years ended December 31, 1999 and 1998, the Significant Subsidiaries of William Lyon Homes incurred $1,377,000 and $938,000, respectively, of interest cost, all of which was capitalized to the real estate inventories. The prime rate averaged 7.99% and 8.35% for 1999 and 1998, respectively, and was 8.50% and 7.75% at December 31, 1999 and 1998, respectively.

4. RELATED PARTY TRANSACTIONS

     The Agreements provide for builder overhead fees to be paid to the Lyon Member in monthly installments during construction of the projects and a project commitment fee to the Unaffiliated Member, one-third to one-half of which is paid upon the Unaffiliated Member's initial capital funding with the remaining balance paid in equal monthly installments. Additionally, the Lyon member is reimbursed for compensation costs related to certain construction, customer service and sales office personnel.

     The following amounts were incurred and capitalized to real estate inventories during the years ended December 31:

                                                    1999          1998           1997
                                                 ----------    -----------    -----------
                                                               (UNAUDITED)    (UNAUDITED)
Lyon Member fees...............................  $3,060,000    $1,885,000      $135,000
Lyon Member compensation cost reimbursements...     867,000       267,000            --
Unaffiliated Member fees.......................   2,277,000       671,000       360,000
                                                 ----------    ----------      --------
                                                 $6,204,000    $2,823,000      $495,000
                                                 ==========    ==========      ========

                 SIGNIFICANT SUBSIDIARIES OF WILLIAM LYON HOMES

     As of December 31, 1999, 1998 and 1997, $836,000, $410,000 and $73,000,
respectively, is due Lyon Member for fees and compensation cost reimbursements.

5. COMMITMENTS AND CONTINGENCIES

     The Significant Subsidiaries of William Lyon Homes' commitments and contingencies include the usual obligations incurred by real estate developers in the normal course of business. In the opinion of management, these matters will not have a material effect on the Significant Subsidiaries of William Lyon Homes' financial position or results of operations.

                                 EXHIBIT INDEX

                                                                               SEQUENTIALLY
     EXHIBIT                                                                     NUMBERED
      NUMBER                             DESCRIPTION                               FILE
     -------                             -----------                           ------------
     2.1(1)      Certificate of Ownership and Merger
     3.1(2)      Certificate of Incorporation of the Company.
     3.3(2)      Bylaws of the Company.
     4.1(2)      Specimen certificate of Common Stock.
     4.2(3)      Indenture dated June 29, 1994, between American Bank & Trust
                 Company, as Trustee, and The Presley Companies and Presley
                 Homes.
    10.1         Form of Indemnity Agreement between the Company and the
                 Directors and Officers of the Company.
    10.2(2)      Purchase Agreement and Escrow Instructions dated October 7,
                 1999 among The Presley Companies, Presley Homes, William
                 Lyon Homes, Inc., William Lyon and William H. Lyon.
    10.3(4)      Amended and Restated 1991 Stock Option Plan of The Presley
                 Companies, a Delaware corporation.
    10.4(5)      Forms of Stock Option Agreements, dated as of May 20, 1994, between the Company and Wade H. Cable.
    10.5(5)      Forms of Stock Option Agreements, dated as of May 20, 1994, between the Company and David M. Siegel.
    10.6(5)      Form of Stock Option Agreement, dated as of May 20, 1994,
                 between the Company and Nancy M. Harlan.
    10.7(5)      Form of Stock Option Agreement, dated as of May 20, 1994,
                 between the Company and Linda L. Foster.
    10.8(5)      Form of Stock Option Agreement, dated as of May 20, 1994,
                 between the Company and W. Douglass Harris.
    10.9(5)      Form of Stock Option Agreement, dated as of May 20, 1994,
                 between the Company and C. Dean Stewart.
    10.10(5)     Form of Stock Option Agreement, dated as of May 20, 1994,
                 between the Company and Alan Uman.
    10.11(6)     Fifth Amended and Restated Loan Agreement, dated as of July
                 6, 1998, between Presley Homes (formerly The Presley
                 Companies), a California corporation, as the Borrower, and
                 Foothill Capital Corporation, as the Lender.
    10.12(7)     Form of Severance Agreements dated September 24, 1998.
    10.13(8)     Presley Homes 1998 Bonus Plan.
    10.14        Property Management Agreement between Corporate Enterprises,
                 Inc., a California corporation (Owner) and William Lyon
                 Homes, Inc., a California corporation (Manager) dated and
                 effective November 5, 1999.
    10.15        Mortgage Company Agreement between Presley Mortgage Company, a California corporation and Duxford Financial Services,
                 Inc., executed as of November 5, 1999.

                                                                               SEQUENTIALLY
     EXHIBIT                                                                     NUMBERED
      NUMBER                             DESCRIPTION                               FILE
     -------                             -----------                           ------------
    10.16        Warranty Service Agreement between Corporate Enterprises,
                 Inc., a California corporation and William Lyon Homes, Inc., a California corporation dated and effective November 5,
                 1999.
    21.1         List of Subsidiaries of the Company.
    27           Financial Data Schedule.

---------------
(1) Previously filed as an exhibit to the Company's Current Report on Form 8-K filed January 5, 2000 and incorporated herein by this reference.

(2) Previously filed in connection with the Company's Registration Statement on Form S-4, and amendments thereto, (S.E.C. Registration No. 333-88569) and incorporated herein by this reference.

(3) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 and amendments thereto (S.E.C. Registration No. 33-79088) and incorporated herein by this reference.

(4) Previously filed as an exhibit to the Company's Proxy Statement for Annual Meeting of Stockholders held on May 20, 1994 and incorporated herein by this reference.

(5) Previously filed in connection with the Company's Registration Statement on Form S-1, and amendments thereto (S.E.C. Registration No. 33-79088) and incorporated herein by this reference.

(6) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998.

(7) Previously filed as an exhibit to the Company's Report on Form 8-K dated December 31, 1998.

(8) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by this reference.