Form 10-Q
period 2000-03-31
WILLIAM LYON HOMES
filed 2000-05-15
CIK 1095996

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

                            ------------------------

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-18001

                               WILLIAM LYON HOMES
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    DELAWARE                                        33-0864902
           (STATE OR JURISDICTION OF                             (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)

             4490 VON KARMAN AVENUE                                   92660
           NEWPORT BEACH, CALIFORNIA                                (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (949) 833-3600
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

                            YES [X]          NO [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                                OUTSTANDING
                                                                     AT
                   CLASS OF COMMON STOCK                        MAY 9, 2000
                   ---------------------                        ------------
Common stock, par value $.01                                     10,439,135

================================================================================

                               WILLIAM LYON HOMES

                                     INDEX

                                                                         PAGE NO.
                                                                         --------
  PART I. FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS:

           Consolidated Balance Sheets -- March 31, 2000 and December
             31, 1999..................................................      3

           Consolidated Statements of Income -- Three Months Ended
             March 31, 2000 and 1999...................................      4

           Consolidated Statement of Stockholders' Equity -- Three
             Months Ended March 31, 2000...............................      5

           Consolidated Statements of Cash Flows -- Three Months Ended
             March 31, 2000 and 1999...................................      6

           Notes to Consolidated Financial Statements..................      7

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS.................................     19

  ITEM 3.  NOT APPLICABLE.

  PART II. OTHER INFORMATION...........................................     29

  ITEM 1.  NOT APPLICABLE

  ITEM 2.  NOT APPLICABLE

  ITEM 3.  NOT APPLICABLE

  ITEM 4.  NOT APPLICABLE

  ITEM 5.  NOT APPLICABLE

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K............................     29

  SIGNATURES...........................................................     30

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                               WILLIAM LYON HOMES

                          CONSOLIDATED BALANCE SHEETS
         (IN THOUSANDS EXCEPT NUMBER OF SHARES AND PAR VALUE PER SHARE)

                                     ASSETS

                                                                MARCH 31,      DECEMBER 31,
                                                                  2000             1999
                                                              -------------    ------------
                                                               (UNAUDITED)
Cash and cash equivalents...................................    $ 15,455        $   2,154
Receivables.................................................       8,987           12,063
Real estate inventories.....................................     183,688          184,271
Investments in and advances to unconsolidated joint
  ventures -- Note 4........................................      53,374           50,282
Property and equipment, less accumulated depreciation of
  $4,120 and $4,167 at March 31, 2000 and December 31, 1999,
  respectively..............................................       2,320            2,183
Deferred loan costs.........................................       1,412            1,726
Goodwill -- Note 2..........................................       8,068            8,382
Other assets................................................      23,619           17,422
                                                                --------        ---------
                                                                $296,923        $ 278,483
                                                                ========        =========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable............................................    $ 21,582        $  15,653
Accrued expenses............................................      23,206           32,899
Notes payable...............................................      91,195           76,630
12 1/2% Senior Notes due 2001 -- Note 5.....................     100,000          100,000
                                                                --------        ---------
                                                                 235,983          225,182
                                                                --------        ---------

Stockholders' equity -- Notes 1 and 3
  Common stock, par value $.01 per share; 30,000,000 shares
     authorized; 10,439,135 shares issued and outstanding at
     March 31, 2000 and December 31, 1999, respectively.....         104              104
  Additional paid-in capital................................     116,667          116,667
  Accumulated deficit from January 1, 1994..................     (55,831)         (63,470)
                                                                --------        ---------
                                                                  60,940           53,301
                                                                --------        ---------
                                                                $296,923        $ 278,483
                                                                ========        =========

                            See accompanying notes.

                               WILLIAM LYON HOMES

                       CONSOLIDATED STATEMENTS OF INCOME
                 (IN THOUSANDS EXCEPT PER COMMON SHARE AMOUNTS)
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
Operating revenue
  Homes sales...............................................  $ 64,609    $ 82,071
  Lots, land and other sales................................       764         226
  Management fee income -- Note 1...........................     1,625         937
                                                              --------    --------
                                                                66,998      83,234
                                                              --------    --------

Operating costs
  Cost of sales -- homes....................................   (52,511)    (68,020)
  Cost of sales -- lots, land and other.....................      (675)       (675)
  Sales and marketing.......................................    (3,536)     (4,075)
  General and administrative -- Note 1......................    (7,480)     (4,868)
  Amortization of goodwill -- Note 2........................      (314)         --
                                                              --------    --------
                                                               (64,516)    (77,638)
                                                              --------    --------
Equity in income of unconsolidated joint ventures...........     5,126       2,945
                                                              --------    --------
Operating income............................................     7,608       8,541
Interest expense, net of amounts capitalized................    (1,545)     (2,215)
Financial advisory expenses -- Note 3.......................        --        (692)
Other income (expense), net -- Note 6.......................     1,969         667
                                                              --------    --------
Income before income taxes..................................     8,032       6,301
Provision for income taxes..................................      (393)       (905)
                                                              --------    --------
Net income..................................................  $  7,639    $  5,396
                                                              ========    ========
Basic and diluted earnings per common share -- Notes 1 and
  3.........................................................  $   0.73    $   0.51
                                                              ========    ========

                            See accompanying notes.

                               WILLIAM LYON HOMES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       THREE MONTHS ENDED MARCH 31, 2000
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                            ACCUMULATED
                                            COMMON STOCK      ADDITIONAL    DEFICIT FROM
                                          ----------------     PAID-IN       JANUARY 1,
                                          SHARES    AMOUNT     CAPITAL          1994         TOTAL
                                          ------    ------    ----------    ------------    -------
Balance -- December 31, 1999............  10,439     $104      $116,667       $(63,470)     $53,301
Net income..............................      --       --            --          7,639        7,639
                                          ------     ----      --------       --------      -------
Balance -- March 31, 2000...............  10,439     $104      $116,667       $(55,831)     $60,940
                                          ======     ====      ========       ========      =======

                            See accompanying notes.

                               WILLIAM LYON HOMES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ---------------------
                                                                2000         1999
                                                              ---------    --------
Cash flows from operating activities
  Net income................................................  $   7,639    $  5,396
  Adjustments to reconcile net income to net cash (used in)
     provided by operating activities
     Depreciation and amortization..........................        762         308
     Equity in income of unconsolidated joint ventures......     (5,126)     (2,945)
     Provision for income taxes.............................        393         905
     Net changes in operating assets and liabilities:
       Other receivables....................................      2,987      (2,051)
       Real estate inventories..............................        583      11,441
       Deferred loan costs..................................        197         388
       Other assets.........................................     (6,197)        (50)
       Accounts payable.....................................      5,929        (345)
       Accrued expenses.....................................    (10,086)     (4,352)
                                                              ---------    --------
  Net cash (used in) provided by operating activities.......     (2,919)      8,695
                                                              ---------    --------

Cash flows from investing activities
  Investments in and advances to unconsolidated joint
     ventures...............................................     (5,429)       (109)
  Distributions from unconsolidated joint ventures..........      7,463          --
  Issuance of notes receivable..............................     (3,133)        (98)
  Principal payments on notes receivable....................      3,222          12
  Property and equipment, net...............................       (468)       (106)
                                                              ---------    --------
  Net cash provided by (used in) investing activities.......      1,655        (301)
                                                              ---------    --------

Cash flows from financing activities
  Proceeds from borrowing on notes payable..................     41,411      17,185
  Principal payments on notes payable.......................    (26,846)    (47,450)
                                                              ---------    --------
  Net cash provided by (used in) financing activities.......     14,565     (30,265)
                                                              ---------    --------
Net increase (decrease) in cash and cash equivalents........     13,301     (21,871)
Cash and cash equivalents -- beginning of period............      2,154      23,955
                                                              ---------    --------
Cash and cash equivalents -- end of period..................  $  15,455    $  2,084
                                                              =========    ========

Supplemental disclosures of cash flow information
  Cash paid during the period for interest, net of amounts
     capitalized............................................  $   4,366    $  6,798
                                                              =========    ========
  Issuance of notes payable for land acquisitions...........  $      --    $  1,637
                                                              =========    ========

                            See accompanying notes.

                               WILLIAM LYON HOMES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

     William Lyon Homes, a Delaware corporation (formerly named The Presley Companies -- see Notes 2 and 3) and subsidiaries (the "Company") are primarily engaged in designing, constructing and selling single family detached and attached homes in California, Arizona, New Mexico and Nevada.

     The unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements included herein should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

     The interim consolidated financial statements have been prepared in accordance with the Company's customary accounting practices. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a presentation in accordance with generally accepted accounting principles have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

     The Company designs, constructs and sells a wide range of homes designed to meet the specific needs of each of its markets. For internal reporting purposes, the Company is organized into six geographic home building regions and its mortgage operations. Because each of the Company's geographic home building regions has similar economic characteristics, housing products and class of prospective buyers, the geographic home building regions have been aggregated into a single home building segment. Mortgage company operations did not meet the materiality thresholds which would require disclosure for the three months ended March 31, 2000 and 1999, and accordingly, are not separately reported.

     The Company evaluates performance and allocates resources primarily based on the operating income of individual home building projects. Operating income is defined by the Company as sales of homes, lots and land and management fee income; less cost of sales, impairment losses on real estate, selling and marketing, general and administrative expenses and amortization of goodwill. Accordingly, operating income excludes certain expenses included in the determination of net income. Operating income from home building operations, including income from the Company's investment in unconsolidated joint ventures, totaled $7.6 million and $8.5 million for the three months ended March 31, 2000 and 1999, respectively. All other segment measurements are disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

     All revenues are from external customers and no revenues are generated from transactions with other segments. There were no customers that contributed 10% or more of the Company's total revenues during the three months ended March 31, 2000 and 1999.

     Management fee income represents income recognized in the current period from fees from unconsolidated joint ventures in accordance with joint venture and/or operating agreements. Such fees are reimbursements of overhead expenses incurred by the Company as the managing partner or member of the unconsolidated joint ventures. Prior to January 1, 2000, management fee income had been reflected as a reduction of general and administrative expense. For the three months ended March 31, 2000, management

                               WILLIAM LYON HOMES

                                  (UNAUDITED)

fee income has been reported as a separate item and not reflected as a reduction of general and administrative expense. The corresponding amounts of management fee income for the three months ended March 31, 1999 have been reclassified to conform to the presentation for the three months ended March 31, 2000. This reclassification did not change the reported amount of operating income or net income for any periods presented.

     Earnings per share amounts for all periods presented conform to Financial Accounting Standards Board Statement No. 128, Earnings Per Share. Basic earnings per common share for the three months ended March 31, 2000 and 1999 and diluted earnings per common share for the three months ended March 31, 1999 are based on 10,439,135 shares of common stock outstanding, after adjustment for the retroactive effect of the merger with a wholly-owned subsidiary and the conversion of each share of previously outstanding Series A and Series B common stock into 0.2 common share of the surviving company, as described in Note 3. Diluted earnings per common share for the three months ended March 31, 2000 is based on 10,447,518 shares (adjusted for dilutive options).

     The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities as of March 31, 2000 and December 31, 1999 and revenues and expenses for the periods presented. Accordingly, actual results could differ materially from those estimates in the near-term.

     Effective as of January 1, 1994, the Company completed a capital restructuring and quasi-reorganization. The quasi-reorganization resulted in the adjustment of assets and liabilities to estimated fair values and the elimination of an accumulated deficit effective January 1, 1994. Income tax benefits resulting from the utilization of net operating loss and other carryforwards existing at January 1, 1994 and temporary differences existing prior to or resulting from the quasi-reorganization, are excluded from the results of operations and credited to paid-in capital. During the three months ended March 31, 1999 income tax benefits of $905,000, were excluded from results of operations and credited to paid-in capital.

NOTE 2 -- ACQUISITION OF SUBSTANTIALLY ALL OF THE ASSETS OF WILLIAM LYON HOMES, INC.

     On November 5, 1999, the Company as described below, acquired substantially all of the assets and assumed substantially all of the related liabilities of William Lyon Homes, Inc. ("Old William Lyon Homes"), in accordance with a Purchase Agreement executed as of October 7, 1999 with Old William Lyon Homes, William Lyon and William H. Lyon. William Lyon is Chairman of the Board of Old William Lyon Homes and also Chairman of the Board and Chief Executive Officer of the Company. William H. Lyon is the son of William Lyon and a director and an employee of the Company.

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

                               WILLIAM LYON HOMES

                                  (UNAUDITED)

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

NOTE 3 -- COMPANY MERGES WITH AND INTO WHOLLY-OWNED SUBSIDIARY

     On November 5, 1999 at a Special Meeting of Holders of Common Stock, the Holders of Common Stock approved a proposal to adopt a certificate of ownership and merger pursuant to which The Presley Companies would merge with and into Presley Merger Sub, Inc., a newly-formed Delaware corporation and wholly owned subsidiary of The Presley Companies, with Presley Merger Sub, Inc. being the surviving corporation. In the merger, each outstanding share of common stock of The Presley Companies became exchangeable for 0.2 share of common stock of Presley Merger Sub, Inc. In the merger, the surviving corporation was named "The Presley Companies," which in turn was renamed William Lyon Homes on December 31, 1999. On November 11, 1999, the certificate of ownership and merger was filed in the State of Delaware and the merger became effective. Beginning on November 12, 1999, the shares of the surviving company (then named The Presley Companies) commenced trading on the New York Stock Exchange under the symbol "PDC."

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

     In connection with the acquisition and merger, the Company incurred costs of approximately $692,000 for the three months ended March 31, 1999, which are reflected in the Consolidated Statement of Income as financial advisory expenses.

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

NOTE 4 -- INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED JOINT VENTURES

     The Company and certain of its subsidiaries are general partners or members in twenty-two joint ventures involved in the development and sale of residential projects. Such joint ventures are 50% or less owned and, accordingly, the financial statements of such joint ventures are not consolidated with the Company's financial statements. The Company's investments in unconsolidated joint ventures are accounted for using the equity

                               WILLIAM LYON HOMES

                                  (UNAUDITED)

method. Condensed combined financial information of these joint ventures as of March 31, 2000 and December 31, 1999 and for the three months ended March 31, 2000 and 1999 is summarized as follows:

                       CONDENSED COMBINED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                               MARCH 31,     DECEMBER 31,
                                                                 2000            1999
                                                              -----------    ------------
                                                              (UNAUDITED)
                                         ASSETS

Cash and cash equivalents...................................   $  4,876        $  7,197
Receivables.................................................      2,866           1,275
Real estate inventories.....................................    258,686         240,056
Other assets................................................        158             735
                                                               --------        --------
                                                               $266,586        $249,263
                                                               ========        ========

                             LIABILITIES AND OWNERS' CAPITAL

Accounts payable............................................   $ 11,798        $  8,558
Accrued expenses............................................      4,834           5,488
Notes payable...............................................     63,030          54,069
Advances from William Lyon Homes and subsidiaries...........      1,837           1,055
                                                               --------        --------
                                                                 81,499          69,170
                                                               --------        --------
Owners' capital
  William Lyon Homes and subsidiaries.......................     51,537          49,227
  Others....................................................    133,550         130,866
                                                               --------        --------
                                                                185,087         180,093
                                                               --------        --------
                                                               $266,586        $249,263
                                                               ========        ========

                    CONDENSED COMBINED STATEMENTS OF INCOME
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
Sales
  Homes.....................................................  $ 69,072    $ 37,917
Operating costs
  Cost of sales -- homes....................................   (56,583)    (30,831)
  Sales and marketing.......................................    (2,521)     (1,404)
                                                              --------    --------
Operating income............................................     9,968       5,682
Other income, net...........................................       244         177
                                                              --------    --------
Net income..................................................  $ 10,212    $  5,859
                                                              ========    ========
Allocation to owners
  William Lyon Homes and subsidiaries.......................  $  5,126    $  2,945
  Others....................................................     5,086       2,914
                                                              --------    --------
                                                              $ 10,212    $  5,859
                                                              ========    ========

                               WILLIAM LYON HOMES

                                  (UNAUDITED)

     Based upon current estimates, substantially all future development and construction costs will be funded by the Company's venture partners or from the proceeds of construction financing obtained by the joint ventures.

NOTE 5 -- 12 1/2% SENIOR NOTES DUE 2001

     In accordance with the bond indenture agreement governing the Company's Senior Notes which are due on July 1, 2001, if the Company's Consolidated Tangible Net Worth is less than $60,000,000 for two consecutive fiscal quarters, the Company is required to offer to purchase $20,000,000 in principal amount of the Senior Notes. Because the Company's Consolidated Tangible Net Worth has been less than $60,000,000 beginning with the quarter ended June 30, 1997, the Company would, effective on December 4, 1997, June 4, 1998, December 4, 1998, June 4, 1999 and December 4, 1999 have been required to make offers to purchase $20,000,000 of the Senior Notes at par plus accrued interest, less the face amount of Senior Notes acquired by the Company after September 30, 1997, March 31, 1998, September 30, 1998, March 31, 1999 and September 30, 1999,
respectively. The Company acquired Senior Notes with a face amount of $20,000,000 after September 30, 1997 and prior to December 4, 1997, again after March 31, 1998 and prior to June 4, 1998, again after September 30, 1998 and prior to December 4, 1998, again after March 31, 1999 and prior to June 4, 1999 and again after September 30, 1999 and prior to December 4, 1999 and therefore was not required to make offers to purchase Senior Notes.

     Because the Company's Consolidated Tangible Net Worth was less than $60,000,000 as of March 31, 2000, the Company would, effective on June 4, 2000, be required to make similar offers to purchase $20,000,000 in principal amount of the Senior Notes. However, in April and May 2000 the Company acquired Senior Notes with a face amount of $21,775,000 and therefore will not be required to make such offers effective on June 4, 2000.

     Every six months, until the Company's Consolidated Tangible Net Worth is $60,000,000 or more at the end of a fiscal quarter, the Company will be required to make similar offers to purchase $20,000,000 of Senior Notes. At March 31, 2000, the Company's Consolidated Tangible Net Worth was $51,460,000.

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

     The 12 1/2% Senior Notes due July 1, 2001 are obligations of William Lyon Homes (formerly The Presley Companies), a Delaware corporation ("Delaware Lyon"), and are unconditionally guaranteed on a senior basis by William Lyon Homes, Inc. (formerly Presley Homes), a California corporation and a wholly-owned subsidiary of Delaware Lyon. However, William Lyon Homes, Inc. has granted liens on substantially all of its assets as security for its obligations under the Working Capital Facility and other loans. Because the William Lyon Homes, Inc. guarantee is not secured, holders of the Senior Notes are effectively junior to borrowings under the Working Capital Facility with respect to such assets. Delaware Lyon and its consolidated subsidiaries are referred to collectively herein as the "Company." Interest on the Senior Notes is payable on January 1 and July 1 of each year, commencing January 1, 1995.

                               WILLIAM LYON HOMES

                                  (UNAUDITED)

     Supplemental consolidating financial information of the Company, specifically including information for William Lyon Homes, Inc. is presented below. Investments in subsidiaries are presented using the equity method of accounting. Separate financial statements of William Lyon Homes, Inc. are not provided, as the consolidating financial information contained herein provides a more meaningful disclosure to allow investors to determine the nature of assets held and the operations of the combined groups.

                          CONSOLIDATING BALANCE SHEET

                                 MARCH 31, 2000
                                 (IN THOUSANDS)

                                                  UNCONSOLIDATED
                                      ---------------------------------------
                                      DELAWARE   WILLIAM LYON   NON-GUARANTOR   ELIMINATING   CONSOLIDATED
                                        LYON     HOMES, INC.    SUBSIDIARIES      ENTRIES       COMPANY
                                      --------   ------------   -------------   -----------   ------------
ASSETS
Cash and cash equivalents...........  $     --     $ 14,639        $   816       $      --      $ 15,455
Receivables.........................        --        5,702          3,285              --         8,987
Real estate inventories.............        --      176,420          7,268              --       183,688
Investments in and advances to
  unconsolidated joint ventures.....        --       13,360         40,014              --        53,374
Property and equipment, net.........        --        2,112            208              --         2,320
Deferred loan costs.................       587          825             --              --         1,412
Goodwill............................        --        8,068             --              --         8,068
Other assets........................        --       23,215            404              --        23,619
Investments in subsidiaries.........    57,482       48,267             --        (105,749)           --
Intercompany receivables............   108,340        5,469             --        (113,809)           --
                                      --------     --------        -------       ---------      --------
                                      $166,409     $298,077        $51,995       $(219,558)     $296,923
                                      ========     ========        =======       =========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable....................  $     --     $ 21,189        $   393       $      --      $ 21,582
Accrued expenses....................        --       21,510          1,696              --        23,206
Notes payable.......................        --       91,195             --              --        91,195
12 1/2% Senior Notes................   100,000           --             --              --       100,000
Intercompany payables...............     5,469      108,340             --        (113,809)           --
                                      --------     --------        -------       ---------      --------
          Total liabilities.........   105,469      242,234          2,089        (113,809)      235,983
Stockholders' equity................    60,940       55,843         49,906        (105,749)       60,940
                                      --------     --------        -------       ---------      --------
                                      $166,409     $298,077        $51,995       $(219,558)     $296,923
                                      ========     ========        =======       =========      ========

                               WILLIAM LYON HOMES

                                  (UNAUDITED)

                          CONSOLIDATING BALANCE SHEET

                               DECEMBER 31, 1999
                                 (IN THOUSANDS)

                                                   UNCONSOLIDATED
                                      -----------------------------------------
                                      DELAWARE    WILLIAM LYON    NON-GUARANTOR   ELIMINATING   CONSOLIDATED
                                        LYON      HOMES, INC.     SUBSIDIARIES      ENTRIES       COMPANY
                                      --------   --------------   -------------   -----------   ------------
ASSETS
Cash and cash equivalents...........  $     --      $  1,344         $   810       $      --      $  2,154
Receivables.........................        --         6,792           5,271              --        12,063
Real estate inventories.............        --       178,280           5,991              --       184,271
Investments in and advances to
  unconsolidated joint ventures.....        --        16,229          34,053              --        50,282
Property and equipment, net.........        --         2,115              68              --         2,183
Deferred loan costs.................       704         1,022              --              --         1,726
Goodwill............................        --         8,382              --              --         8,382
Other assets........................        --        17,400              22              --        17,422
Investments in subsidiaries.........    49,843        39,819              --         (89,662)           --
Intercompany receivables............   108,340         5,586              --        (113,926)           --
                                      --------      --------         -------       ---------      --------
                                      $158,887      $276,969         $46,215       $(203,588)     $278,483
                                      ========      ========         =======       =========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable....................  $     --      $ 15,215         $   438       $      --      $ 15,653
Accrued expenses....................        --        31,201           1,698              --        32,899
Notes payable.......................        --        73,497           3,133              --        76,630
12 1/2% Senior Notes................   100,000            --              --              --       100,000
Intercompany payables...............     5,586       108,340              --        (113,926)           --
                                      --------      --------         -------       ---------      --------
          Total liabilities.........   105,586       228,253           5,269        (113,926)      225,182
Stockholders' Equity................    53,301        48,716          40,946         (89,662)       53,301
                                      --------      --------         -------       ---------      --------
                                      $158,887      $276,969         $46,215       $(203,588)     $278,483
                                      ========      ========         =======       =========      ========

                               WILLIAM LYON HOMES

                                  (UNAUDITED)

                       CONSOLIDATING STATEMENT OF INCOME

                       THREE MONTHS ENDED MARCH 31, 2000
                                 (IN THOUSANDS)

                                                    UNCONSOLIDATED
                                        ---------------------------------------
                                        DELAWARE   WILLIAM LYON   NON-GUARANTOR   ELIMINATING   CONSOLIDATED
                                          LYON     HOMES, INC.    SUBSIDIARIES      ENTRIES       COMPANY
                                        --------   ------------   -------------   -----------   ------------
Operating revenue
  Sales...............................   $   --      $ 63,521        $ 1,852             --       $ 65,373
  Management fee income...............       --           563          1,062             --          1,625
                                         ------      --------        -------       --------       --------
                                             --        64,084          2,914             --         66,998
                                         ------      --------        -------       --------       --------

Operating costs
  Cost of sales.......................       --       (51,680)        (1,506)            --        (53,186)
  Sales and marketing.................       --        (3,235)          (301)            --         (3,536)
  General and administrative..........       --        (7,418)           (62)            --         (7,480)
  Amortization of goodwill............       --          (314)            --             --           (314)
                                         ------      --------        -------       --------       --------
                                             --       (62,647)        (1,869)            --        (64,516)
                                         ------      --------        -------       --------       --------
Equity in income of unconsolidated
  joint ventures......................       --           674          4,452             --          5,126
                                         ------      --------        -------       --------       --------
Income from subsidiaries..............    7,639         5,430             --        (13,069)            --
                                         ------      --------        -------       --------       --------
Operating income......................    7,639         7,541          5,497        (13,069)         7,608
Interest expense, net of amounts
  capitalized.........................       --        (1,451)           (94)            --         (1,545)
Other income (expense), net...........       --         2,128           (159)            --          1,969
                                         ------      --------        -------       --------       --------
Income before income taxes............    7,639         8,218          5,244        (13,069)         8,032
Provision for income taxes............       --          (393)            --             --           (393)
                                         ------      --------        -------       --------       --------
Net income............................   $7,639      $  7,825        $ 5,244       $(13,069)      $  7,639
                                         ======      ========        =======       ========       ========

                               WILLIAM LYON HOMES

                                  (UNAUDITED)

                       CONSOLIDATING STATEMENT OF INCOME

                       THREE MONTHS ENDED MARCH 31, 1999
                                 (IN THOUSANDS)

                                                    UNCONSOLIDATED
                                        ---------------------------------------
                                        DELAWARE   WILLIAM LYON   NON-GUARANTOR   ELIMINATING   CONSOLIDATED
                                          LYON     HOMES, INC.    SUBSIDIARIES      ENTRIES       COMPANY
                                        --------   ------------   -------------   -----------   ------------
Operating revenue
  Sales...............................   $   --     $  64,363       $ 17,934       $     --       $ 82,297
  Management fee income...............       --            58            879             --            937
                                         ------     ---------       --------       --------       --------
                                             --        64,421         18,813             --         83,234
                                         ------     ---------       --------       --------       --------

Operating costs
  Cost of sales.......................       --       (54,350)       (14,345)            --        (68,695)
  Sales and marketing.................       --        (3,313)          (762)            --         (4,075)
  General and administrative..........       --        (4,702)          (166)            --         (4,868)
                                         ------     ---------       --------       --------       --------
                                             --       (62,365)       (15,273)            --        (77,638)
                                         ------     ---------       --------       --------       --------
Equity in income of unconsolidated
  joint ventures......................       --           168          2,777             --          2,945
                                         ------     ---------       --------       --------       --------
Income from subsidiaries..............    6,088         6,009             --        (12,097)            --
                                         ------     ---------       --------       --------       --------
Operating income......................    6,088         8,233          6,317        (12,097)         8,541
Interest expense, net of amounts
  capitalized.........................       --        (1,439)          (776)            --         (2,215)
Financial advisory expenses...........     (692)           --             --             --           (692)
Other income (expense), net...........       --            79            588             --            667
                                         ------     ---------       --------       --------       --------
Income before income taxes............    5,396         6,873          6,129        (12,097)         6,301
Provision for income taxes............       --          (905)            --             --           (905)
                                         ------     ---------       --------       --------       --------
Net income............................   $5,396     $   5,968       $  6,129       $(12,097)      $  5,396
                                         ======     =========       ========       ========       ========

                               WILLIAM LYON HOMES

                                  (UNAUDITED)

                     CONSOLIDATING STATEMENT OF CASH FLOWS

                       THREE MONTHS ENDED MARCH 31, 2000
                                 (IN THOUSANDS)

                                                              UNCONSOLIDATED
                                                  ---------------------------------------
                                                  DELAWARE   WILLIAM LYON   NON-GUARANTOR   ELIMINATING   CONSOLIDATED
                                                    LYON     HOMES, INC.    SUBSIDIARIES      ENTRIES       COMPANY
                                                  --------   ------------   -------------   -----------   ------------
Cash flows from operating activities:
  Net income....................................  $ 7,639      $  7,825        $ 5,244       $(13,069)      $  7,639

  Adjustments to reconcile net income to net
     cash (used in) provided by operating
     activities:
     Depreciation and amortization..............       --           750             12             --            762
     Equity in income of unconsolidated joint
       ventures.................................       --          (674)        (4,452)            --         (5,126)
     Equity in earnings of subsidiaries.........   (7,639)       (5,430)            --         13,069             --
     Provision for income taxes.................       --           393             --             --            393

     Net changes in operating assets and
       liabilities:
       Other receivables........................       --         1,001          1,986             --          2,987
       Intercompany receivables/payables........     (117)          117             --             --             --
       Real estate inventories..................       --         1,860         (1,277)            --            583
       Deferred loan costs......................      117            80             --             --            197
       Other assets.............................       --        (5,815)          (382)            --         (6,197)
       Accounts payable.........................       --         5,974            (45)            --          5,929
       Accrued expenses.........................       --       (10,084)            (2)            --        (10,086)
                                                  -------      --------        -------       --------       --------
  Net cash (used in) provided by operating
     activities.................................       --        (4,003)         1,084             --         (2,919)
                                                  -------      --------        -------       --------       --------

Cash flows from investing activities:
  Investment in unconsolidated joint ventures...       --         3,543         (1,509)            --          2,034
  Issuance of/payments on notes receivable......       --            89             --             --             89
  Purchases of property and equipment...........       --          (316)          (152)            --           (468)
  Investment in subsidiaries....................       --        (3,018)            --          3,018             --
                                                  -------      --------        -------       --------       --------
  Net cash provided by (used in) investing
     activities.................................       --           298         (1,661)         3,018          1,655
                                                  -------      --------        -------       --------       --------

Cash flows from financing activities:
  Proceeds from borrowings on notes payable.....       --        41,411             --             --         41,411
  Principal payments on notes payable...........       --       (23,713)        (3,133)            --        (26,846)
  Distributions to/contributions from
     shareholders...............................       --          (698)         3,716         (3,018)            --
                                                  -------      --------        -------       --------       --------
  Net cash provided by financing activities.....       --        17,000            583         (3,018)        14,565
                                                  -------      --------        -------       --------       --------
Net increase in cash and cash equivalents.......       --        13,295              6             --         13,301
Cash and cash equivalents at beginning of
  period........................................       --         1,344            810             --          2,154
                                                  -------      --------        -------       --------       --------
Cash and cash equivalents at end of period......  $    --      $ 14,639        $   816       $     --       $ 15,455
                                                  =======      ========        =======       ========       ========

                               WILLIAM LYON HOMES

                                  (UNAUDITED)

                     CONSOLIDATING STATEMENT OF CASH FLOWS

                       THREE MONTHS ENDED MARCH 31, 1999
                                 (IN THOUSANDS)

                                                        UNCONSOLIDATED
                                            ---------------------------------------
                                            DELAWARE   WILLIAM LYON   NON-GUARANTOR   ELIMINATING   CONSOLIDATED
                                              LYON     HOMES, INC.    SUBSIDIARIES      ENTRIES       COMPANY
                                            --------   ------------   -------------   -----------   ------------
Cash flows from operating activities:
  Net income..............................  $  5,396     $  5,968       $  6,129       $(12,097)      $  5,396

  Adjustments to reconcile net income to
     net cash provided by (used in)
     operating activities:
     Depreciation and amortization........        --          277             31             --            308
     Equity in income of unconsolidated
       joint ventures.....................        --         (168)        (2,777)            --         (2,945)
     Equity in earnings of subsidiaries...    (6,088)      (6,009)            --         12,097             --
     Provision for income taxes...........        --          905             --             --            905

     Net changes in operating assets and
       liabilities:
       Other receivables..................        --       (2,060)             9             --         (2,051)
       Intercompany
          receivables/payables............       528         (528)            --             --             --
       Real estate inventories............        --        8,214          3,227             --         11,441
       Deferred loan costs................       164          198             26             --            388
       Other assets.......................        --          (84)            34             --            (50)
       Accounts payable...................        --          144           (489)            --           (345)
       Accrued expenses...................        --       (4,007)          (345)            --         (4,352)
                                            --------     --------       --------       --------       --------
  Net cash provided by (used in) operating
     activities...........................        --        2,850          5,845             --          8,695
                                            --------     --------       --------       --------       --------

Cash flows from investing activities:
  Investment in unconsolidated joint
     ventures.............................        --         (108)            (1)            --           (109)
  Issuance of/payments on notes
     receivable...........................        --          (86)            --             --            (86)
  Purchase of property and equipment......        --          (70)           (36)            --           (106)
  Investment in subsidiaries..............        --        3,883             --         (3,883)            --
                                            --------     --------       --------       --------       --------
  Net cash provided by (used in) investing
     activities...........................        --        3,619            (37)        (3,883)          (301)
                                            --------     --------       --------       --------       --------
Cash flows from financing activities:
  Proceeds from borrowings on notes
     payable..............................        --       10,001          7,184             --         17,185
  Principal payments on notes payable.....        --      (38,704)        (8,746)            --        (47,450)
  Distributions to/contributions from
     shareholders.........................        --          328         (4,211)         3,883             --
                                            --------     --------       --------       --------       --------
Net cash used in financing activities.....        --      (28,375)        (5,773)         3,883        (30,265)
                                            --------     --------       --------       --------       --------
Net increase (decrease) in cash and cash
  equivalents.............................        --      (21,906)            35             --        (21,871)
                                            --------     --------       --------       --------       --------
Cash and cash equivalents at beginning of
  period..................................        --       22,605          1,350             --         23,955
                                            --------     --------       --------       --------       --------
Cash and cash equivalents at end of
  period..................................  $     --     $    699       $  1,385       $     --       $  2,084
                                            ========     ========       ========       ========       ========

                               WILLIAM LYON HOMES

                                  (UNAUDITED)

NOTE 6 -- GAIN FROM SALE OF OFFICE BUILDING

     In March 2000, the Company completed the sale of an office building where its prior executive offices were located in Newport Beach, California which was no longer needed after the consolidation of certain of the Company's operations. The sales price was $2,120,000 which the Company received in cash at closing. The net gain from the sale of approximately $1,747,000 is reflected in Other income (expense), net on the Consolidated Statement of Income for the three months ended March 31, 2000.

NOTE 7 -- RELATED PARTY TRANSACTIONS

     The Company acquired substantially all of the assets and assumed substantially all of the related liabilities of Old William Lyon Homes as described in Note 2.

     The Company purchased real estate projects for a total purchase price of $869,400 during the three months ended March 31, 2000 from an entity controlled by William Lyon and William H. Lyon.

     For the three months ended March 31, 2000, the Company earned management fees and accrued on-site labor costs of $108,300 and $196,100, respectively, for managing and selling real estate owned by entities controlled by William Lyon and William H. Lyon of which $22,300 was due the Company at March 31, 2000. In addition, the Company earned fees of $11,700 for tax and accounting services performed for entities controlled by William Lyon and William H. Lyon.

     For the three months ended March 31, 2000, the Company incurred charges of $170,100 related to rent on its corporate office, from an entity controlled by William Lyon and William H. Lyon.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               WILLIAM LYON HOMES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

     The following discussion of results of operations and financial condition should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1, as well as the information presented in the Annual Report on Form 10-K for the year ended December 31, 1999.

GENERAL OVERVIEW

     On November 5, 1999, the Company as described below, acquired substantially all of the assets and assumed substantially all of the related liabilities of William Lyon Homes, Inc. ("Old William Lyon Homes"), in accordance with a Purchase Agreement executed as of October 7, 1999 with Old William Lyon Homes, William Lyon and William H. Lyon. William Lyon is Chairman of the Board of Old William Lyon Homes and also Chairman of the Board and Chief Executive Officer of the Company. William H. Lyon is the son of William Lyon and a director and an employee of the Company.

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

     On November 5, 1999 at a Special Meeting of Holders of Common Stock, the Holders of Common Stock approved a proposal to adopt a certificate of ownership and merger pursuant to which The Presley Companies would merge with and into Presley Merger Sub, Inc., a newly-formed Delaware corporation and wholly owned subsidiary of The Presley Companies, with Presley Merger Sub, Inc. being the surviving corporation. In the merger, each outstanding share of common stock of The Presley Companies became exchangeable for 0.2 share of common stock of Presley Merger Sub, Inc. In the merger, the surviving corporation was named "The Presley Companies," which in turn was renamed William Lyon Homes on December 31, 1999. On November 11, 1999, the certificate of ownership and merger was filed in the State of Delaware and the merger became effective. Beginning on November 12, 1999, the shares of the surviving company (then named The Presley Companies) commenced trading on the New York Stock Exchange under the symbol "PDC."

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

     In connection with the acquisition and merger, the Company incurred costs of approximately $692,000 for the three months ended March 31, 1999, which are reflected in the Consolidated Statement of Income as financial advisory expenses.

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

     In accordance with the bond indenture agreement governing the Company's Senior Notes which are due on July 1, 2001, if the Company's Consolidated Tangible Net Worth is less than $60 million for two consecutive fiscal quarters, the Company is required to offer to purchase $20 million in principal amount of the Senior Notes. Because the Company's Consolidated Tangible Net Worth has been less than $60 million beginning with the quarter ended June 30, 1997, the Company would, effective on December 4, 1997, June 4, 1998, December 4, 1998, June 4, 1999 and December 4, 1999, have been required to make offers to purchase $20 million of the Senior Notes at par plus accrued interest, less the face amount of Senior Notes acquired by the Company after September 30, 1997, March 31, 1998, September 30, 1998, March 31, 1999 and September 30, 1999,
respectively. The Company acquired Senior Notes with a face amount of $20 million after September 30, 1997 and prior to December 4, 1997, again after March 31, 1998 and prior to June 4, 1998, again after September 30, 1998 and prior to December 4, 1998, again after March 31, 1999 and prior to June 4, 1999, and again after September 30, 1999 and prior to December 4, 1999, and therefore was not required to make said offers.

     Because the Company's Consolidated Tangible Net Worth was less than $60 million as of March 31, 2000, the Company would, effective on June 4, 2000, be required to make similar offers to purchase $20 million in principal amount of the Senior Notes. However, in April and May 2000 the Company acquired Senior Notes with a face amount of $21.8 million and therefore will not be required to make such offers effective on June 4, 2000.

     Every six months thereafter, until such time as the Company's Consolidated Tangible Net Worth is $60 million or more at the end of a fiscal quarter, the Company will be required to make similar offers to purchase $20 million of Senior Notes. At March 31, 2000, the Company's Consolidated Tangible Net Worth was $51.5 million. The Company's management has previously held discussions, and may in the future hold discussions, with representatives of certain of the holders of the Senior Notes with respect to modifying this repurchase provision of the bond indenture agreement. To date, no agreement has been reached to modify this repurchase provision. Any such change in the terms or conditions of the bond indenture agreement requires the affirmative vote of at least a majority in principal amount of the Senior Notes outstanding. No assurances can be given that any such change will be made.

     Because of the Company's obligation to offer to purchase $20 million of the Senior Notes every six months so long as the Company's Consolidated Tangible Net Worth is less than $60 million, the Company is restricted in its ability to acquire, hold and develop real estate projects. The Company changed its operating strategy during 1997 to finance certain projects by forming joint ventures with venture partners that would provide a substantial portion of the capital necessary to develop these projects. The Company believes that the use of joint venture partnerships better enables it to reduce its capital investments and risks in the highly capital intensive California markets, as well as to repurchase the Company's Senior Notes as described above. The Company generally receives, after priority returns and capital distributions to its partners, approximately 50% of the profits and losses, and cash flows from joint ventures.

     As of March 31, 2000, the Company and certain of its subsidiaries are general partners or members in twenty-two joint ventures involved in the development and sale of residential projects. Such joint ventures are 50% or less owned and, accordingly, the financial statements of such joint ventures are not consolidated with the Company's financial statements. The Company's investments in unconsolidated joint ventures are accounted for using the equity method. See Note 4 of "Notes to Consolidated Financial Statements" for condensed combined financial information for these joint ventures. Based upon current estimates, all future development and construction costs will be funded by the Company's venture partners or from the proceeds of construction financing obtained by the joint ventures.

     At December 31, 1999, the Company had net operating loss carryforwards for Federal tax purposes of approximately $106.2 million, of which $12.9 million expires in 2008, $27.4 million expires in 2009, $35.8 million expires in 2010, $13.7 million expires in 2011, $16.4 million expires in 2012 and $28,000 expires in 2018. The Company's ability to utilize the tax benefits associated with its net operating loss carryforwards will depend upon the amount of its otherwise taxable income and may be limited in the event of an "ownership change" under federal tax laws and regulations.

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

     - Average market capitalization of less than $15 million over a consecutive 30-day trading period; or

     - Average closing price of less than $1.00 over a consecutive 30 trading-day period.

     The NYSE notified the Company that it was below these new criteria on the date of the notification. The NYSE has further informed the Company that failure to raise its stock price above $1.00 per share within six months will result in immediate suspension of trading and application to the SEC for delisting. In addition, the Company would have 45 days from the date of the NYSE's notification to present a business plan to the NYSE that would demonstrate compliance with all aspects of the other two criteria within 12 months of the date of the NYSE's notification. The Company submitted a business plan to the NYSE within the 45 day period. On September 30, 1999, the NYSE notified the Company that it had accepted the Company's business plan and would continue the listing of the Company at that time. The NYSE notification further stated that the NYSE would continue to monitor the Company quarterly during the twelve months from the July 28, 1999 notification. If the Company fails to achieve the quarterly milestones or if at the completion of the 12 months it is not in compliance with the new continued listing criteria, the Company will be suspended from trading on the NYSE and application will be made to the SEC for delisting. If the Company achieves all quarterly milestones and meets the NYSE continued listing criteria at the end of the 12 month period, the

Company will be considered in "good standing" and no longer subject to business plan review. However, the Company would be subject to the NYSE's on-going listing review policies and procedures. As of and through March 31, 2000, the Company was in compliance with all NYSE listing criteria and had achieved all quarterly milestones. As of May 1, 2000, the Company had a total market capitalization and stockholders, equity in excess of $50 million, had an average market capitalization in excess of $15 million over the consecutive 30-day trading period and had an average closing price in excess of $1.00 over the consecutive 30-day trading period. There can be no assurance that the Company will achieve the quarterly milestones included in the plan, that the Company will comply with the new continued listing criteria at the completion of the 12 month period or maintain the $1.00 average closing price.

     Failure to achieve any of the above minimum requirements at the appropriate time will result in the Company being suspended by the NYSE with application made to the SEC for delisting.

RESULTS OF OPERATIONS

  OVERVIEW AND RECENT RESULTS

     Homes sold, closed and in backlog for the Company and its unconsolidated joint ventures as of and for the periods presented are as follows:

                                                                 AS OF AND FOR
                                                                THE THREE MONTHS
                                                                ENDED MARCH 31,
                                                                ----------------
                                                                 2000      1999
                                                                ------    ------
Number of homes sold
  Company...................................................       490       466
  Unconsolidated joint ventures.............................       269       188
                                                                ------    ------
                                                                   759       654
                                                                ======    ======
Number of homes closed
  Company...................................................       319       401
  Unconsolidated joint ventures.............................       200       116
                                                                ------    ------
                                                                   519       517
                                                                ======    ======
Backlog of homes sold but not closed at end of period
  Company...................................................       593       564
  Unconsolidated joint ventures.............................       275       190
                                                                ------    ------
                                                                   868       754
                                                                ======    ======
Dollar amount of backlog of homes sold but not closed at end of period (in millions):
  Company...................................................    $145.3    $123.0
  Unconsolidated joint ventures.............................     131.1      76.7
                                                                ------    ------
                                                                $276.4    $199.7
                                                                ======    ======

     Homes in backlog are generally closed within three to six months. The dollar amount of backlog of homes sold but not closed as of March 31, 2000 was $276.4 million, as compared to $199.7 million as of March 31, 1999 and $185.8 million as of December 31, 1999. The cancellation rate of buyers who contracted to buy a home but did not close escrow at the Company's projects was approximately 15% during 1999 and during the first three months of 2000.

     The number of homes sold for the quarter ended March 31, 2000 increased 16 percent to 759 units from 654 a year ago. For the first quarter of 2000, the number of homes sold increased 31 percent to 759 from 579 units in the fourth quarter of 1999. The number of homes closed in the first quarter of 2000 increased 0.4 percent to 519 from 517 in the first quarter of 1999. The backlog of homes sold as of March 31, 2000 was 868, up 15 percent from 754 units a year earlier, and up 42 percent from 612 units at December 31, 1999. The

Company's inventory of completed and unsold homes as of March 31, 2000 has decreased by 73 percent to 19 units from 71 units as of December 31, 1999.

     The increase in net new home orders for the first quarter of 2000 as compared to the first quarter of 1999 is primarily the result of an increase in the number of sales locations to 47 at March 31, 2000 from 42 at March 31, 1999 and improved market conditions in substantially all of the Company's markets.

     Financial Accounting Standards Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," ("Statement No. 121") which requires impairment losses to be recorded on assets to be held and used by the Company when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets (excluding interest) are less than the carrying amount of the assets. Statement No. 121 also requires that long-lived assets that are held for disposal be reported at the lower of the assets' carrying amount or fair value less cost of disposal. Under the pronouncement, when an impairment loss is required for assets to be held and used by the Company, the related assets are adjusted to their estimated fair value.

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

     The following represents the home sales and excess of revenue from sales over related cost of sales (i.e., gross profit) of the three master-planned communities since the recordation of impairment losses on June 30, 1997:

                                  FOR THE                                         FOR THE
                                 SIX MONTHS       FOR THE         FOR THE       THREE MONTHS
                                   ENDED         YEAR ENDED      YEAR ENDED        ENDED
                                DECEMBER 31,    DECEMBER 31,    DECEMBER 31,     MARCH 31,
                                    1997            1998            1999            2000
                                ------------    ------------    ------------    ------------
Sales.........................  $17,662,000     $54,828,000     $79,584,000     $12,909,000
Gross profit..................  $ 1,202,000     $ 5,850,000     $13,012,000     $ 2,936,000
Gross profit %................          6.8%           10.7%           16.4%           22.7%

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

  COMPARISON OF THREE MONTHS ENDED MARCH 31, 2000 TO THREE MONTHS ENDED MARCH 31, 1999

     Total sales (which represent recorded revenues from closings) for the three months ended March 31, 2000 were $65.4 million, a decrease of $16.9 million (20.5%) from sales of $82.3 million for the three months ended March 31, 1999. Revenue from sales of homes decreased $17.5 million (21.3%) to $64.6 million in the 2000 period from $82.1 million in the 1999 period. This decrease was due primarily to a decrease in the number of wholly-owned units closed to 319 in the 2000 period from 401 in the 1999 period along with a decrease in the average sales prices of wholly-owned units to $202,500 in the 2000 period from $204,700 in the 1999 period. Management fee income increased by $0.7 million to $1.6 million in the 2000 period from $0.9 million in the 1999 period as a direct result of the Company's strategy of financing an increased number of projects through unconsolidated joint ventures. Equity in income of unconsolidated joint ventures amounting to $5.1 million was recognized in the 2000 period, compared to $2.9 million in the comparable period for 1999 also as a direct result of the Company's strategy of financing an increased number of projects through unconsolidated joint ventures.

     Total operating income decreased from $8.5 million in the 1999 period to $7.6 million in the 2000 period. The excess of revenue from sales of homes over the related cost of sales decreased by $2.0 million to $12.1 million in the 2000 period from $14.1 million in the 1999 period. This decrease was primarily due to a decrease in the average sales price of wholly-owned units to $202,500 in the 2000 period from $204,700 in the 1999 period, along with a decrease in the number of wholly-owned units closed to 319 units in the 2000 period from 401 units in the 1999 period. The Company's revenues and total operating income are affected by the proportion of units sold by the Company and those sold by unconsolidated joint ventures. While the average sales price of homes sold by joint ventures has been higher than the average sales price of wholly-owned units, the Company generally receives after priority returns and capital distributions approximately 50% of the profits and losses and cash flows from joint ventures. Sales and marketing expenses decreased by $0.6 million to $3.5 million in the 2000 period from $4.1 million in the 1999 period primarily as a result of a reduction in direct selling expenses due to a decrease in the number of wholly-owned units closed to 319 units in the 2000 period from 401 units in the 1999 period. General and administrative expenses increased by $2.6 million to $7.5 million in the 2000 period from $4.9 million in the 1999 period, primarily as a result of 1) increases in salaries and benefits primarily as a result of an increase in the total number of employees related to the Company's increased operations ($1.2 million); 2) increases in office expenses related to increased employment levels ($0.5 million); 3) increases in outside services primarily related to the consolidation and conversion of the accounting and operational systems for all of the projects acquired in November 1999 as described in Note 2 of Notes to Consolidated Financial Statements ($0.6 million); and 4) increases in provisions for increased bonuses due to the Company's improved results of operations ($0.3 million).

     Total interest incurred decreased $0.1 million (2%) from $6.2 million in the 1999 period to $6.1 million in the 2000 period primarily as a result of a decrease in the average amount of outstanding debt, offset by increases in interest rates. Net interest expense decreased to $1.5 million in the 2000 period from $2.2 million in the 1999 period as a result of an increase in real estate assets which qualify for interest capitalization.

     As a result of the acquisition and merger described in Notes 2 and 3 of Notes to Consolidated Financial Statements, the Company incurred financial advisory expenses of $0.7 million for the three months ended March 31, 1999, with no corresponding amounts for the three months ended March 31, 2000.

     Other income (expense), net increased to $2.0 million in the 2000 period from $0.7 million in the 1999 period primarily as a result of the gain of $1.7 million on the sale of an office building in the 2000 period, offset by reduced income from the Company's mortgage company operations.

     For the three months ended March 31, 2000, post quasi-reorganization temporary differences, partially offset by temporary differences that existed prior to the quasi-reorganization, along with pre quasi-reorganization net operating loss carryforwards resulted in income tax expense, at Alternative Minimum Tax rates, of $393,000. For the three months ended March 31, 1999, income tax benefits of $905,000 related to temporary differences resulting from the quasi-reorganization were excluded from the results of operations and credited to additional paid-in capital.

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

  SENIOR NOTES

     The 12 1/2% Senior Notes due July 1, 2001 (the "Senior Notes") are obligations of William Lyon Homes (formerly The Presley Companies), a Delaware corporation ("Delaware Lyon"), and are unconditionally guaranteed on a senior basis by William Lyon Homes, Inc. (formerly Presley Homes), a California corporation and a wholly-owned subsidiary of Delaware Lyon. However, William Lyon Homes, Inc. has granted liens on substantially all of its assets as security for its obligations under the Working Capital Facility and other loans. Because the William Lyon Homes, Inc. guarantee is not secured, holders of the Senior Notes are effectively junior to borrowings under the Working Capital Facility with respect to such assets. Interest on the Senior Notes is payable on January 1 and July 1 of each year, commencing January 1, 1995.

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

     As described above in General Overview, Delaware Lyon is required to offer to repurchase certain Senior Notes at a price equal to 100% of the principal amount plus any accrued and unpaid interest to the date of repurchase if Delaware Lyon's Consolidated Tangible Net Worth is less than $60.0 million for any two consecutive fiscal quarters, as well as from the proceeds of certain asset sales.

     Upon certain changes of control as described in the Indenture, Delaware Lyon must offer to repurchase Senior Notes at a price equal to 101% of the principal amount plus accrued and unpaid interest, if any, to the date of repurchase.

     The Indenture governing the Senior Notes restricts Delaware Lyon and certain of its subsidiaries with respect to, among other things: (i) the payment of dividends on and redemptions of capital stock, (ii) the incurrence of indebtedness or the issuance of preferred stock, (iii) the creation of certain liens, (iv) consolidation or mergers with or transfers of all or substantially all of its assets and (v) transactions with affiliates. These restrictions are subject to a number of important qualifications and exceptions.

  WORKING CAPITAL FACILITY

     On July 6, 1998 the Company completed an agreement with the Agent of its existing lender group under its Working Capital Facility to (1) extend this loan facility to May 20, 2001, (2) increase the loan commitment to $100.0 million, and (3) decrease the fees and costs compared to the prior revolving facility.

     The collateral for the loans provided by the Working Capital Facility continues to include substantially all real estate and other assets of the Company (excluding assets of partnerships and limited liability companies and assets which are pledged as collateral for construction notes payable described below). The borrowing base is calculated based on specified percentages of book values of real estate assets. The borrowing base at March 31, 2000 was approximately $101.5 million; however, the maximum loan under the Working Capital Facility, as stated above, is limited to $100.0 million. The principal outstanding under the Working Capital Facility at March 31, 2000 was $63.0 million.

     Pursuant to the terms of the Working Capital Facility, outstanding advances bear interest at the "reference rate" of Chase Manhattan Bank plus 2%. An alternate option provides for interest based on a specified overseas base rate plus 4.44%, but not less than 8%. In addition, the Company pays a monthly fee of 0.25% on the average daily unused portion of the loan facility.

     Upon completion of the new Working Capital Facility agreement, the Company paid a one-time, non-refundable Facility Fee of $2.0 million, as well as a yearly non-refundable Administrative Fee of $100,000.

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

  CONSTRUCTION NOTES PAYABLE

     At March 31, 2000, the Company had construction notes payable amounting to $17.9 million related to various real estate projects. The notes are due as units close or at various dates on or before August 5, 2001 and bear interest at rates of prime plus 0.25% to prime plus 0.50%.

  SELLER FINANCING

     Another source of financing available to the Company is seller-provided financing for land acquired by the Company. At March 31, 2000, the Company had various notes payable outstanding related to land acquisitions for which seller financing was provided in the amount of $10.3 million.

  JOINT VENTURE FINANCING

     As of March 31, 2000, the Company and certain of its subsidiaries are general partners or members in twenty-two joint ventures involved in the development and sale of residential projects. Such joint ventures are 50% or less owned and, accordingly, the financial statements of such joint ventures are not consolidated with the Company's financial statements. The Company's investments in unconsolidated joint ventures are accounted for using the equity method. See Note 4 of "Notes to Consolidated Financial Statements" for condensed combined financial information for these joint ventures. Based upon current estimates, all future development and construction costs will be funded by the Company's venture partners or from the proceeds of construction financing obtained by the joint ventures.

     As of March 31, 2000, the Company's investment in such joint ventures was approximately $51.5 million and the Company's venture partners' investment in such joint ventures was approximately $133.5 million. In addition, certain joint ventures have obtained financing from land sellers or construction lenders which amounted to approximately $63.0 million at March 31, 2000.

  ASSESSMENT DISTRICT BONDS

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

  CASH FLOWS -- COMPARISON OF THREE MONTHS ENDED MARCH 31, 2000 TO THREE MONTHS ENDED MARCH 31, 1999

     Net cash (used in) provided by operating activities changed from a provision of $8.7 million in the 1999 period to a use of $2.9 million in the 2000 period primarily as a result of higher reductions in real estate inventories in the 1999 period as compared to the 2000 period.

     Net cash provided by (used in) investing activities changed from a use of $0.3 million in the 1999 period to a provision of $1.7 million in the 2000 period primarily as a result of increased net proceeds received from investments in and advances to unconsolidated joint ventures.

     Net cash provided by (used in) financing activities increased from a use of $30.3 million in the 1999 period to a provision of $14.6 million in the 2000 period as a result of increased net borrowings on notes payable.

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

     The Company has incurred approximately $300,000 in connection with its Year 2000 initiatives. To date the Year 2000 issue has not had a material adverse effect on the Company's liquidity, financial condition and results of operations. However, the failure to resolve a material Year 2000 issue by the Company, third party suppliers, or the government could have a material adverse effect on the Company's results of operations, liquidity or financial condition.

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

     Actual events and results may differ materially from those expressed or forecasted in the forward-looking statements due to a number of factors. The principal factors that could cause the Company's actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, changes in general economic conditions either nationally or in regions in which the Company operates, whether an ownership change occurs which results in the limitation of the Company's ability to utilize the tax benefits associated with its net operating loss carryforward, changes in home mortgage interest rates, changes in prices of homebuilding materials, labor shortages, adverse weather conditions, the occurrence of events such as landslides, soil subsidence and earthquakes that are uninsurable, not economically insurable or not subject to effective indemnification agreements, changes in governmental laws and regulations, whether the Company is able to refinance the outstanding balances of Senior Notes and Working Capital Facility at their respective maturities, the timing of receipt of regulatory approvals and the opening of projects and the availability and cost of land for future growth.

                               WILLIAM LYON HOMES

                           PART II. OTHER INFORMATION

ITEMS 1, 2, 3, 4 AND 5.

     Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS.

27      Financial Data Schedule

(b) REPORTS ON FORM 8-K.

     JANUARY 5, 2000. A Report on Form 8-K was filed by the Company in reference to the announcement by the Company of its name change to William Lyon Homes effective after the close of business on Friday, December 31, 1999. The Company also announced that it had changed its New York Stock Exchange stock ticker symbol from PDC to WLS effective Monday, January 3, 2000.

     JANUARY 18, 2000. A Report on Form 8-K/A was filed by the Company in reference to additional information related to the Company's acquisition of substantially all of the real estate assets and assumption of substantially all of the related liabilities of William Lyon Homes, Inc. pursuant to a Purchase Agreement with William Lyon Homes, Inc., William Lyon and William H. Lyon on October 7, 1999.

                               WILLIAM LYON HOMES

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2000                        By:      /s/ DAVID M. SIEGEL
                                            ------------------------------------
                                                      DAVID M. SIEGEL
                                                   Senior Vice President,
                                                Chief Financial Officer and
                                                          Treasurer
                                               (Principal Financial Officer)

Date: May 12, 2000                        By:    /s/ W. DOUGLASS HARRIS
                                            ------------------------------------
                                                     W. DOUGLASS HARRIS
                                            Vice President, Corporate Controller
                                               (Principal Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                               DESCRIPTION
-------                              -----------
27           Financial Data Schedule