Form 10-Q
period 2000-06-30
WILLIAM LYON HOMES
filed 2000-08-14
CIK 1095996

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

                            YES [X]          NO [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                                OUTSTANDING AT
                   CLASS OF COMMON STOCK                        AUGUST 11, 2000
                   ---------------------                        ---------------
Common stock, par value $.01                                      10,487,469

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               WILLIAM LYON HOMES

                                     INDEX

                                                                         PAGE NO.
                                                                         --------
  PART I. FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS:

           Consolidated Balance Sheets -- June 30, 2000 and December
             31, 1999..................................................      3

           Consolidated Statements of Income -- Three and Six Months
             Ended June 30, 2000 and 1999..............................      4

           Consolidated Statement of Stockholders' Equity -- Six Months
             Ended June 30, 2000.......................................      5

           Consolidated Statements of Cash Flows -- Six Months Ended
             June 30, 2000 and 1999....................................      6

           Notes to Consolidated Financial Statements..................      7

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS.................................     23

  ITEM 3.  NOT APPLICABLE.

  PART II. OTHER INFORMATION...........................................     34

  ITEM 1.  NOT APPLICABLE

  ITEM 2.  NOT APPLICABLE

  ITEM 3.  NOT APPLICABLE

  ITEM 4.  NOT APPLICABLE

  ITEM 5.  NOT APPLICABLE

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K............................     34

  SIGNATURES...........................................................     35

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                               WILLIAM LYON HOMES

                          CONSOLIDATED BALANCE SHEETS
         (IN THOUSANDS EXCEPT NUMBER OF SHARES AND PAR VALUE PER SHARE)

                                     ASSETS

                                                                JUNE 30,       DECEMBER 31,
                                                                  2000             1999
                                                              -------------    ------------
                                                               (UNAUDITED)
Cash and cash equivalents...................................    $  7,415         $  2,154
Receivables.................................................      15,800           12,063
Real estate inventories.....................................     184,265          184,271
Investments in and advances to unconsolidated joint
  ventures -- Note 4........................................      59,318           50,282
Property and equipment, less accumulated depreciation of
  $4,332 and $4,167 at June 30, 2000 and December 31, 1999,
  respectively..............................................       2,560            2,183
Deferred loan costs.........................................       1,096            1,726
Goodwill -- Note 2..........................................       7,758            8,382
Other assets................................................      23,188           17,422
                                                                --------         --------
                                                                $301,400         $278,483
                                                                ========         ========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable............................................    $ 18,073         $ 15,653
Accrued expenses............................................      29,181           32,899
Notes payable...............................................     103,350           76,630
12 1/2% Senior Notes due 2001 -- Notes 5 and 7..............      78,225          100,000
                                                                --------         --------
                                                                 228,829          225,182
                                                                --------         --------

Stockholders' equity -- Notes 1, 3 and 8
  Common stock, par value $.01 per share; 30,000,000 shares
     authorized; 10,487,469 and 10,439,135 shares issued and
     outstanding at June 30, 2000 and December 31, 1999,
     respectively...........................................         105              104
  Additional paid-in capital................................     120,630          116,667
  Accumulated deficit from January 1, 1994..................     (48,164)         (63,470)
                                                                --------         --------
                                                                  72,571           53,301
                                                                --------         --------
                                                                $301,400         $278,483
                                                                ========         ========

                            See accompanying notes.

                               WILLIAM LYON HOMES

                       CONSOLIDATED STATEMENTS OF INCOME
                 (IN THOUSANDS EXCEPT PER COMMON SHARE AMOUNTS)
                                  (UNAUDITED)

                                                      THREE MONTHS ENDED      SIX MONTHS ENDED
                                                           JUNE 30,               JUNE 30,
                                                      -------------------   ---------------------
                                                        2000       1999       2000        1999
                                                      --------   --------   ---------   ---------
Operating revenue
  Homes sales.......................................  $ 94,142   $ 91,985   $ 158,751   $ 174,056
  Lots, land and other sales........................       203      3,730         967       3,956
  Management fee income -- Note 1...................     2,346      1,044       3,971       1,981
                                                      --------   --------   ---------   ---------
                                                        96,691     96,759     163,689     179,993
                                                      --------   --------   ---------   ---------

Operating costs
  Cost of sales -- homes............................   (76,410)   (76,097)   (128,921)   (144,117)
  Cost of sales -- lots, land and other.............      (208)    (3,066)       (883)     (3,741)
  Sales and marketing...............................    (3,446)    (4,385)     (6,982)     (8,460)
  General and administrative -- Note 1..............    (8,905)    (4,986)    (16,385)     (9,854)
  Amortization of goodwill -- Note 2................      (310)        --        (624)         --
                                                      --------   --------   ---------   ---------
                                                       (89,279)   (88,534)   (153,795)   (166,172)
                                                      --------   --------   ---------   ---------
Equity in income of unconsolidated joint ventures...     5,360      1,919      10,486       4,864
                                                      --------   --------   ---------   ---------
Operating income....................................    12,772     10,144      20,380      18,685
Interest expense, net of amounts capitalized........    (1,932)    (1,456)     (3,477)     (3,671)
Financial advisory expenses -- Note 3...............        --       (588)         --      (1,280)
Other income (expense), net -- Note 6...............       602        874       2,571       1,541
                                                      --------   --------   ---------   ---------
Income before income taxes and extraordinary item...    11,442      8,974      19,474      15,275

Provision for income taxes -- Note 1
  Income taxes -- benefit credited to paid-in
     capital........................................    (3,722)    (1,286)     (3,722)     (2,191)
  Income taxes -- alternate minimum tax.............      (549)        --        (942)         --
                                                      --------   --------   ---------   ---------
Income before extraordinary item....................     7,171      7,688      14,810      13,084
Extraordinary item -- gain from retirement of debt,
  net of applicable income taxes -- Note 7..........       496      1,789         496       1,789
                                                      --------   --------   ---------   ---------
Net income..........................................  $  7,667   $  9,477   $  15,306   $  14,873
                                                      ========   ========   =========   =========
Basic and diluted earnings per common share: --Notes
  1 and 3
  Before extraordinary item.........................  $   0.68   $   0.74   $    1.41   $    1.25
  Extraordinary item................................      0.05       0.17        0.05        0.17
                                                      --------   --------   ---------   ---------
  After extraordinary item..........................  $   0.73   $   0.91   $    1.46   $    1.42
                                                      ========   ========   =========   =========
Increase in stockholders' equity per common share
  from net income and income tax benefits credited
  directly to paid-in capital -- Note 1.............  $   1.09   $   1.06   $    1.82   $    1.66
                                                      ========   ========   =========   =========

                            See accompanying notes.

                               WILLIAM LYON HOMES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 2000
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                            ACCUMULATED
                                            COMMON STOCK      ADDITIONAL    DEFICIT FROM
                                          ----------------     PAID-IN       JANUARY 1,
                                          SHARES    AMOUNT     CAPITAL          1994         TOTAL
                                          ------    ------    ----------    ------------    -------
Balance -- December 31, 1999............  10,439     $104      $116,667       $(63,470)     $53,301
Issuance of common stock upon exercise
  of stock options -- Note 8............      48        1           241             --          242
Net income..............................      --       --            --         15,306       15,306
Income tax benefits related to temporary
  differences existing prior to the
  quasi-reorganization -- Note 1........      --       --         3,722             --        3,722
                                          ------     ----      --------       --------      -------
Balance -- June 30, 2000................  10,487     $105      $120,630       $(48,164)     $72,571
                                          ======     ====      ========       ========      =======

                            See accompanying notes.

                               WILLIAM LYON HOMES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                              ---------------------
                                                                2000         1999
                                                              ---------    --------
Cash flows from operating activities
  Net income................................................  $  15,306    $ 14,873
  Adjustments to reconcile net income to net cash provided
     by operating activities
     Depreciation and amortization..........................      1,510         548
     Equity in income of unconsolidated joint ventures......    (10,486)     (4,864)
     Extraordinary gain on repurchase of Senior Notes.......       (522)     (2,089)
     Provision for income taxes.............................      4,690       2,491
     Net changes in operating assets and liabilities:
       Other receivables....................................         64       2,882
       Real estate inventories..............................          6       1,803
       Deferred loan costs..................................        293         729
       Other assets.........................................     (5,766)     (1,329)
       Accounts payable.....................................      2,420      (1,435)
       Accrued expenses.....................................     (4,686)     (1,998)
                                                              ---------    --------
  Net cash provided by operating activities.................      2,829      11,611
                                                              ---------    --------

Cash flows from investing activities
  Investments in and advances to unconsolidated joint
     ventures...............................................    (20,734)        377
  Distributions from unconsolidated joint ventures..........     19,034          --
  Issuance of notes receivable..............................    (32,977)    (17,884)
  Principal payments on notes receivable....................     32,326      10,014
  Property and equipment, net...............................     (1,054)       (170)
                                                              ---------    --------
  Net cash used in investing activities.....................     (3,405)     (7,663)
                                                              ---------    --------

Cash flows from financing activities
  Proceeds from borrowing on notes payable..................    130,465      92,065
  Principal payments on notes payable.......................   (103,745)    (89,991)
  Purchase of 12 1/2% Senior Notes..........................    (21,125)    (17,700)
  Common stock issued for exercised options.................        242          --
                                                              ---------    --------
  Net cash provided by (used in) financing activities.......      5,837     (15,626)
                                                              ---------    --------
Net increase (decrease) in cash and cash equivalents........      5,261     (11,678)
Cash and cash equivalents -- beginning of period............      2,154      23,955
                                                              ---------    --------
Cash and cash equivalents -- end of period..................  $   7,415    $ 12,277
                                                              =========    ========

Supplemental disclosures of cash flow information
  Cash paid during the period for interest, net of amounts
     capitalized............................................  $   3,980    $  5,007
                                                              =========    ========
  Issuance of notes payable for land acquisitions...........  $      --    $  3,823
                                                              =========    ========

                            See accompanying notes.

                               WILLIAM LYON HOMES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

     William Lyon Homes, a Delaware corporation (formerly named The Presley Companies -- see Notes 2 and 3) and subsidiaries (the "Company") are primarily engaged in designing, constructing and selling single family detached and attached homes in California, Arizona and Nevada.

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

     The interim consolidated financial statements have been prepared in accordance with the Company's customary accounting practices. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a presentation in accordance with generally accepted accounting principles have been included. Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

     The Company designs, constructs and sells a wide range of homes designed to meet the specific needs of each of its markets. For internal reporting purposes, the Company is organized into six geographic home building regions and its mortgage operations. Because each of the Company's geographic home building regions has similar economic characteristics, housing products and class of prospective buyers, the geographic home building regions have been aggregated into a single home building segment. Mortgage company operations did not meet the materiality thresholds which would require disclosure for the six months ended June 30, 2000 and 1999, and accordingly, are not separately reported.

     The Company evaluates performance and allocates resources primarily based on the operating income of individual home building projects. Operating income is defined by the Company as sales of homes, lots and land and management fee income; less cost of sales, impairment losses on real estate, selling and marketing, general and administrative expenses and amortization of goodwill. Accordingly, operating income excludes certain expenses included in the determination of net income. Operating income from home building operations, including income from the Company's investment in unconsolidated joint ventures, totaled $12.8 million and $10.1 million for the three months ended June 30, 2000 and 1999, respectively, and $20.4 million and $18.7 million for the six months ended June 30, 2000 and 1999, respectively. All other segment measurements are disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

     All revenues are from external customers and no revenues are generated from transactions with other segments. There were no customers that contributed 10% or more of the Company's total revenues during the three and six months ended June 30, 2000 and 1999.

     Management fee income represents income recognized in the current period from unconsolidated joint ventures in accordance with joint venture and/or operating agreements. Such fees are reimbursements of overhead expenses incurred by the Company as the managing partner or member of the unconsolidated joint ventures. Prior to January 1, 2000, management fee income had been reflected as a reduction of general and

                               WILLIAM LYON HOMES

                                  (UNAUDITED)

administrative expense. For the three and six months ended June 30, 2000, management fee income has been reported as a separate item and not reflected as a reduction of general and administrative expense. The corresponding amounts of management fee income for the three and six months ended June 30, 1999 have been reclassified to conform to the presentation for the three and six months ended June 30, 2000. This reclassification did not change the reported amount of operating income or net income for any periods presented.

     Earnings per share amounts for all periods presented conform to Financial Accounting Standards Board Statement No. 128, Earnings Per Share. Basic earnings per common share for the three and six months ended June 30, 2000 are based on 10,465,692 and 10,452,414 weighted average shares of common stock outstanding, respectively. Fully diluted earnings per common share for the three and six months ended June 30, 2000 are based on 10,497,889 and 10,473,680 weighted average shares of common stock outstanding, respectively. Basic and diluted earnings per common share for the three and six months ended June 30, 1999 are based on 10,439,135 shares of common stock outstanding, after adjustment for the retroactive effect of the merger with a wholly-owned subsidiary and the conversion of each share of previously outstanding Series A and Series B common stock into 0.2 common share of the surviving company, as described in Note 3.

     The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities as of June 30, 2000 and December 31, 1999 and revenues and expenses for the periods presented. Accordingly, actual results could differ materially from those estimates in the near-term.

     Effective as of January 1, 1994, the Company completed a capital restructuring and quasi-reorganization. The quasi-reorganization resulted in the adjustment of assets and liabilities to estimated fair values and the elimination of an accumulated deficit effective January 1, 1994. Income tax benefits resulting from the utilization of net operating loss and other carryforwards existing at January 1, 1994 and temporary differences existing prior to or resulting from the quasi-reorganization, are excluded from the results of operations and credited to paid-in capital. During the three and six months ended June 30, 2000 income tax benefits of $3,722,000 were excluded from results of operations and not reflected as a reduction to the Company's provision for income taxes but credited directly to paid-in capital. During the three and six months ended June 30, 1999 income tax benefits of $1,586,000 and $2,491,000, respectively, were excluded from results of operations and credited directly to paid-in capital.

     The $3,722,000 included in the Company's provision for income taxes represents income taxes which the Company will not be required to pay. As described above, the pre-quasi-reorganization income tax benefits which would otherwise reduce the provision for income taxes are credited directly to paid-in capital.

     Stockholders' equity per common share increased by $1.09 per share during the three months ended June 30, 2000 as a result of the net income for the period and the income tax benefits credited directly to paid-in capital for the period, compared with an increase of $1.06 for the comparable period a year ago. Stockholders' equity per common share increased by $1.82 per share during the six months ended June 30, 2000 as a result of the net income for the period and the income tax benefits credited directly to paid-in capital for the period, compared with an increase of $1.66 for the comparable period a year ago.

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

                               WILLIAM LYON HOMES

                                  (UNAUDITED)

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

     In connection with the acquisition and merger, the Company incurred costs of approximately $588,000 and $1,280,000 for the three and six months ended June 30, 1999, respectively, which are reflected in the Consolidated Statements of Income as financial advisory expenses.

                               WILLIAM LYON HOMES

                                  (UNAUDITED)

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

NOTE 4 -- INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED JOINT VENTURES

     The Company and certain of its subsidiaries are general partners or members in twenty-four joint ventures involved in the development and sale of residential projects. Such joint ventures are 50% or less owned and, accordingly, the financial statements of such joint ventures are not consolidated with the Company's financial statements. The Company's investments in unconsolidated joint ventures are accounted for using the equity method. Condensed combined financial information of these joint ventures as of June 30, 2000 and December 31, 1999 and for the three and six months ended June 30, 2000 and 1999 is summarized as follows:

                       CONDENSED COMBINED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                               JUNE 30,      DECEMBER 31,
                                                                 2000            1999
                                                              -----------    ------------
                                                              (UNAUDITED)
                                         ASSETS

Cash and cash equivalents...................................   $  8,751        $  7,197
Receivables.................................................      2,976           1,275
Real estate inventories.....................................    269,804         240,056
Other assets................................................          8             735
                                                               --------        --------
                                                               $281,539        $249,263
                                                               ========        ========

                             LIABILITIES AND OWNERS' CAPITAL

Accounts payable............................................   $ 11,647        $  8,558
Accrued expenses............................................      4,057           5,488
Notes payable...............................................     56,949          54,069
Advances from William Lyon Homes and subsidiaries...........      9,960           1,055
                                                               --------        --------
                                                                 82,613          69,170
                                                               --------        --------
Owners' capital
  William Lyon Homes and subsidiaries.......................     49,358          49,227
  Others....................................................    149,568         130,866
                                                               --------        --------
                                                                198,926         180,093
                                                               --------        --------
                                                               $281,539        $249,263
                                                               ========        ========

                               WILLIAM LYON HOMES

                                  (UNAUDITED)

                    CONDENSED COMBINED STATEMENTS OF INCOME
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                               THREE MONTHS ENDED      SIX MONTHS ENDED
                                                    JUNE 30,               JUNE 30,
                                               -------------------   --------------------
                                                 2000       1999       2000        1999
                                               --------   --------   ---------   --------
Sales
  Homes......................................  $ 79,313   $ 32,619   $ 148,385   $ 70,536
Operating costs
  Cost of sales -- homes.....................   (65,974)   (26,764)   (122,557)   (57,595)
  Sales and marketing........................    (2,734)    (1,165)     (5,255)    (2,569)
                                               --------   --------   ---------   --------
Operating income.............................    10,605      4,690      20,573     10,372
Other income, net............................        72         45         316        222
                                               --------   --------   ---------   --------
Net income...................................  $ 10,677   $  4,735   $  20,889   $ 10,594
                                               ========   ========   =========   ========
Allocation to owners
  William Lyon Homes and subsidiaries........  $  5,360   $  1,919   $  10,486   $  4,864
  Others.....................................     5,317      2,816      10,403      5,730
                                               --------   --------   ---------   --------
                                               $ 10,677   $  4,735   $  20,889   $ 10,594
                                               ========   ========   =========   ========

     Based upon current estimates, substantially all future development and construction costs will be funded by the Company's venture partners or from the proceeds of construction financing obtained by the joint ventures.

NOTE 5 -- 12 1/2% SENIOR NOTES DUE 2001

     In accordance with the bond indenture agreement governing the Company's Senior Notes which are due on July 1, 2001, if the Company's Consolidated Tangible Net Worth is less than $60,000,000 for two consecutive fiscal quarters, the Company is required to offer to purchase $20,000,000 in principal amount of the Senior Notes. Because the Company's Consolidated Tangible Net Worth had been less than $60,000,000 beginning with the quarter ended June 30, 1997, the Company would, effective on December 4, 1997, June 4, 1998, December 4, 1998, June 4, 1999, December 4, 1999 and June 4, 2000, have been required to make offers to purchase $20,000,000 of the Senior Notes at par plus accrued interest, less the face amount of Senior Notes acquired by the Company after September 30, 1997, March 31, 1998, September 30, 1998, March 31, 1999, September 30, 1999 and
March 31, 2000, respectively. The Company acquired Senior Notes with a face amount equal to or greater than $20,000,000 after September 30, 1997 and prior to December 4, 1997, again after March 31, 1998 and prior to June 4, 1998, again after September 30, 1998 and prior to December 4, 1998, again after March 31, 1999 and prior to June 4, 1999, again after September 30, 1999 and prior to December 4, 1999, and again after March 31, 2000 and prior to June 4, 2000 and therefore was not required to make offers to purchase Senior Notes.

     At June 30, 2000, the Company's Consolidated Tangible Net Worth was $63,717,000. As long as the Company's Consolidated Tangible Net Worth is not less than $60,000,000 on the last day of two consecutive fiscal quarters, the Company will not be required to make similar offers to purchase $20,000,000 in principal amount of the Senior Notes.

     Because of the Company's obligation to offer to purchase $20,000,000 in principal amount of the Senior Notes every six months so long as the Company's Consolidated Tangible Net Worth was less than $60,000,000 on the last day of two consecutive fiscal quarters, the Company has been restricted in its ability to acquire, hold and develop real estate projects. The Company changed its operating strategy during 1997 to

                               WILLIAM LYON HOMES

                                  (UNAUDITED)

finance certain projects by forming joint ventures with venture partners that would provide a substantial portion of the capital necessary to develop these projects.

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

                          CONSOLIDATING BALANCE SHEET

                                 JUNE 30, 2000
                                 (IN THOUSANDS)

                                                  UNCONSOLIDATED
                                      ---------------------------------------
                                      DELAWARE   WILLIAM LYON   NON-GUARANTOR   ELIMINATING   CONSOLIDATED
                                        LYON     HOMES, INC.    SUBSIDIARIES      ENTRIES       COMPANY
                                      --------   ------------   -------------   -----------   ------------
ASSETS
Cash and cash equivalents...........  $     --     $  5,303        $ 2,112       $      --      $  7,415
Receivables.........................        --        8,396          7,404              --        15,800
Real estate inventories.............        --      181,295          2,970              --       184,265
Investments in and advances to
  unconsolidated joint ventures.....        --       22,953         36,365              --        59,318
Property and equipment, net.........        --        2,258            302              --         2,560
Deferred loan costs.................       367          729             --              --         1,096
Goodwill............................        --        7,758             --              --         7,758
Other assets........................        --       23,092             96              --        23,188
Investments in subsidiaries.........    68,617       40,720             --        (109,337)           --
Intercompany receivables............    87,215        5,403             --         (92,618)           --
                                      --------     --------        -------       ---------      --------
                                      $156,199     $297,907        $49,249       $(201,955)     $301,400
                                      ========     ========        =======       =========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable....................  $     --     $ 17,576        $   497       $      --      $ 18,073
Accrued expenses....................        --       27,544          1,637              --        29,181
Notes payable.......................        --       99,476          3,874              --       103,350
12 1/2% Senior Notes................    78,225           --             --              --        78,225
Intercompany payables...............     5,403       87,215             --         (92,618)           --
                                      --------     --------        -------       ---------      --------
          Total liabilities.........    83,628      231,811          6,008         (92,618)      228,829
Stockholders' equity................    72,571       66,096         43,241        (109,337)       72,571
                                      --------     --------        -------       ---------      --------
                                      $156,199     $297,907        $49,249       $(201,955)     $301,400
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
                                      ========      ========         =======       =========      ========

                               WILLIAM LYON HOMES

                                  (UNAUDITED)

                       CONSOLIDATING STATEMENT OF INCOME

                        THREE MONTHS ENDED JUNE 30, 2000
                                 (IN THOUSANDS)

                                                    UNCONSOLIDATED
                                        ---------------------------------------
                                        DELAWARE   WILLIAM LYON   NON-GUARANTOR   ELIMINATING   CONSOLIDATED
                                          LYON     HOMES, INC.    SUBSIDIARIES      ENTRIES       COMPANY
                                        --------   ------------   -------------   -----------   ------------
Operating revenue
  Sales...............................  $    --      $ 82,582       $ 11,763       $     --       $ 94,345
  Management fee income...............       --           327          2,019             --          2,346
                                        -------      --------       --------       --------       --------
                                             --        82,909         13,782             --         96,691
                                        -------      --------       --------       --------       --------

Operating costs
  Cost of sales.......................       --       (66,592)       (10,026)            --        (76,618)
  Sales and marketing.................       --        (2,975)          (471)            --         (3,446)
  General and administrative..........       --        (8,849)           (56)            --         (8,905)
  Amortization of goodwill............       --          (310)            --             --           (310)
                                        -------      --------       --------       --------       --------
                                             --       (78,726)       (10,553)            --        (89,279)
                                        -------      --------       --------       --------       --------
Equity in income of unconsolidated
  joint ventures......................       --            30          5,330             --          5,360
                                        -------      --------       --------       --------       --------
Income from subsidiaries..............    7,171         8,636             --        (15,807)            --
                                        -------      --------       --------       --------       --------
Operating income......................    7,171        12,849          8,559        (15,807)        12,772
Interest expense, net of amounts
  capitalized.........................       --        (1,876)           (56)            --         (1,932)
Other income (expense), net...........       --           462            140             --            602
                                        -------      --------       --------       --------       --------
Income before income taxes and
  extraordinary item..................    7,171        11,435          8,643        (15,807)        11,442
Provision for income taxes
  Income taxes -- benefit credited to
     paid-in capital..................       --        (3,722)            --             --         (3,722)
  Income taxes -- alternate minimum
     tax..............................       --          (549)            --             --           (549)
                                        -------      --------       --------       --------       --------
Income before extraordinary item......    7,171         7,164          8,643        (15,807)         7,171
Extraordinary item -- gain from
  retirement of debt, net of
  applicable income taxes.............      496            --             --             --            496
                                        -------      --------       --------       --------       --------
Net income............................  $ 7,667      $  7,164       $  8,643       $(15,807)      $  7,667
                                        =======      ========       ========       ========       ========

                               WILLIAM LYON HOMES

                                  (UNAUDITED)

                       CONSOLIDATING STATEMENT OF INCOME

                        THREE MONTHS ENDED JUNE 30, 1999
                                 (IN THOUSANDS)

                                                    UNCONSOLIDATED
                                        ---------------------------------------
                                        DELAWARE   WILLIAM LYON   NON-GUARANTOR   ELIMINATING   CONSOLIDATED
                                          LYON     HOMES, INC.    SUBSIDIARIES      ENTRIES       COMPANY
                                        --------   ------------   -------------   -----------   ------------
Operating revenue
  Sales...............................   $   --      $ 75,162       $ 20,553       $     --       $ 95,715
  Management fee income...............       --           151            893             --          1,044
                                         ------      --------       --------       --------       --------
                                             --        75,313         21,446             --         96,759
                                         ------      --------       --------       --------       --------

Operating costs
  Cost of sales.......................       --       (63,856)       (15,307)            --        (79,163)
  Sales and marketing.................       --        (3,650)          (735)            --         (4,385)
  General and administrative..........       --        (4,938)           (48)            --         (4,986)
                                         ------      --------       --------       --------       --------
                                             --       (72,444)       (16,090)            --        (88,534)
                                         ------      --------       --------       --------       --------
Equity in income of unconsolidated
  joint ventures......................       --           228          1,691             --          1,919
                                         ------      --------       --------       --------       --------
Income from subsidiaries..............    8,276         6,778             --        (15,054)            --
                                         ------      --------       --------       --------       --------
Operating income......................    8,276         9,875          7,047        (15,054)        10,144
Interest expense, net of amounts
  capitalized.........................       --          (832)          (624)            --         (1,456)
Financial advisory expenses...........     (588)           --             --             --           (588)
Other income (expense), net...........       --           401            473             --            874
                                         ------      --------       --------       --------       --------
Income before income taxes and
  extraordinary item..................    7,688         9,444          6,896        (15,054)         8,974
Provision for income taxes
  Income taxes -- benefit credited to
     paid-in capital..................       --        (1,286)            --             --         (1,286)
                                         ------      --------       --------       --------       --------
Income before extraordinary item......    7,688         8,158          6,896        (15,054)         7,688
                                         ------      --------       --------       --------       --------
Extraordinary item -- gain from
  retirement of debt, net of
  applicable income taxes.............    1,789            --             --             --          1,789
                                         ------      --------       --------       --------       --------
Net income............................   $9,477      $  8,158       $  6,896       $(15,054)      $  9,477
                                         ======      ========       ========       ========       ========

                               WILLIAM LYON HOMES

                                  (UNAUDITED)

                       CONSOLIDATING STATEMENT OF INCOME

                         SIX MONTHS ENDED JUNE 30, 2000
                                 (IN THOUSANDS)

                                                    UNCONSOLIDATED
                                        ---------------------------------------
                                        DELAWARE   WILLIAM LYON   NON-GUARANTOR   ELIMINATING   CONSOLIDATED
                                          LYON     HOMES, INC.    SUBSIDIARIES      ENTRIES       COMPANY
                                        --------   ------------   -------------   -----------   ------------
Operating revenue
  Sales...............................  $    --     $ 146,103       $ 13,615       $     --      $ 159,718
  Management fee income...............       --           677          3,294             --          3,971
                                        -------     ---------       --------       --------      ---------
                                             --       146,780         16,909             --        163,689
                                        -------     ---------       --------       --------      ---------

Operating costs
  Cost of sales.......................       --      (118,272)       (11,532)            --       (129,804)
  Sales and marketing.................       --        (6,210)          (772)            --         (6,982)
  General and administrative..........       --       (16,268)          (117)            --        (16,385)
  Amortization of goodwill............       --          (624)            --             --           (624)
                                        -------     ---------       --------       --------      ---------
                                             --      (141,374)       (12,421)            --       (153,795)
                                        -------     ---------       --------       --------      ---------
Equity in income of unconsolidated
  joint ventures......................       --           793          9,693             --         10,486
                                        -------     ---------       --------       --------      ---------
Income from subsidiaries..............   14,810        14,189             --        (28,999)            --
                                        -------     ---------       --------       --------      ---------
Operating income......................   14,810        20,388         14,181        (28,999)        20,380
Interest expense, net of amounts
  capitalized.........................       --        (3,233)          (244)            --         (3,477)
Other income (expense), net...........       --         2,442            129             --          2,571
                                        -------     ---------       --------       --------      ---------
Income before income taxes and
  extraordinary item..................   14,810        19,597         14,066        (28,999)        19,474
Provision for income taxes
  Income taxes -- benefit credited to
     paid-in capital..................       --        (3,722)            --             --         (3,722)
  Income taxes -- alternate minimum
     tax..............................       --          (549)            --             --           (549)
                                        -------     ---------       --------       --------      ---------
Income before extraordinary item......   14,810        14,933         14,066        (28,999)        14,810
Extraordinary item -- gain from
  retirement of debt, net of
  applicable income taxes.............      496            --             --             --            496
                                        -------     ---------       --------       --------      ---------
Net income............................  $15,306     $  14,933       $ 14,066       $(28,999)     $  15,306
                                        =======     =========       ========       ========      =========

                               WILLIAM LYON HOMES

                                  (UNAUDITED)

                     CONSOLIDATING STATEMENT OF OPERATIONS

                         SIX MONTHS ENDED JUNE 30, 1999
                                 (IN THOUSANDS)

                                                    UNCONSOLIDATED
                                        ---------------------------------------
                                        DELAWARE   WILLIAM LYON   NON-GUARANTOR   ELIMINATING   CONSOLIDATED
                                          LYON     HOMES, INC.    SUBSIDIARIES      ENTRIES       COMPANY
                                        --------   ------------   -------------   -----------   ------------
Operating revenue
  Sales...............................  $    --     $ 139,525       $ 38,487       $     --      $ 178,012
  Management fee income...............       --           318          1,663             --          1,981
                                        -------     ---------       --------       --------      ---------
                                             --       139,843         40,150             --        179,993
                                        -------     ---------       --------       --------      ---------

Operating costs
  Cost of sales.......................       --      (118,206)       (29,652)            --       (147,858)
  Sales and marketing.................       --        (6,963)        (1,497)            --         (8,460)
  General and administrative..........       --        (9,752)          (102)            --         (9,854)
                                        -------     ---------       --------       --------      ---------
                                             --      (134,921)       (31,251)            --       (166,172)
                                        -------     ---------       --------       --------      ---------
Income from unconsolidated joint
  ventures............................       --           396          4,468             --          4,864
                                        -------     ---------       --------       --------      ---------
Income from subsidiaries..............   14,364        12,788             --        (27,152)            --
                                        -------     ---------       --------       --------      ---------
Operating income......................   14,364        18,106         13,367        (27,152)        18,685
Interest expense, net of amounts
  capitalized.........................       --        (2,268)        (1,403)            --         (3,671)
Financial advisory expenses...........   (1,280)           --             --             --         (1,280)
Other income (expense), net...........       --           478          1,063             --          1,541
                                        -------     ---------       --------       --------      ---------
Income before income taxes and
  extraordinary item..................   13,084        16,316         13,027        (27,152)        15,275
Provision for income taxes
  Income taxes -- benefit credited to
     paid-in capital..................       --        (2,191)            --             --         (2,191)
                                        -------     ---------       --------       --------      ---------
Income before extraordinary item......   13,084        14,125         13,027        (27,152)        13,084
                                        -------     ---------       --------       --------      ---------
Extraordinary item -- gain from
  retirement of debt, net of
  applicable income taxes.............    1,789            --             --             --          1,789
                                        -------     ---------       --------       --------      ---------
Net income............................  $14,873     $  14,125       $ 13,027       $(27,152)     $  14,873
                                        =======     =========       ========       ========      =========

                               WILLIAM LYON HOMES

                                  (UNAUDITED)

                     CONSOLIDATING STATEMENT OF CASH FLOWS

                         SIX MONTHS ENDED JUNE 30, 2000
                                 (IN THOUSANDS)

                                                        UNCONSOLIDATED
                                            ---------------------------------------
                                            DELAWARE   WILLIAM LYON   NON-GUARANTOR   ELIMINATING   CONSOLIDATED
                                              LYON     HOMES, INC.    SUBSIDIARIES      ENTRIES       COMPANY
                                            --------   ------------   -------------   -----------   ------------
Cash flows from operating activities:
  Net income..............................  $ 15,306     $ 14,933       $ 14,066       $(28,999)     $  15,306
  Adjustments to reconcile net income to
     net cash (used in) provided by
     operating activities:
     Depreciation and amortization........        --        1,463             47             --          1,510
     Equity in income of unconsolidated
       joint ventures.....................        --         (793)        (9,693)            --        (10,486)
     Equity in earnings of subsidiaries...   (14,810)     (14,189)            --         28,999             --
     Extraordinary gain on repurchase of
       senior notes.......................      (522)          --             --             --           (522)
     Provision for income taxes...........        --        4,690             --             --          4,690
     Net changes in operating assets and
       liabilities:
       Other receivables..................        --         (953)         1,017             --             64
       Intercompany
          receivables/payables............      (183)         183             --             --             --
       Real estate inventories............        --       (3,015)         3,021             --              6
       Deferred loan costs................       209           84             --             --            293
       Other assets.......................        --       (5,692)           (74)            --         (5,766)
       Accounts payable...................        --        2,361             59             --          2,420
       Accrued expenses...................        --       (4,625)           (61)            --         (4,686)
                                            --------     --------       --------       --------      ---------
  Net cash (used in) provided by operating
     activities...........................        --       (5,553)         8,382             --          2,829
                                            --------     --------       --------       --------      ---------
Cash flows from investing activities:
  Investment in unconsolidated joint
     ventures.............................        --       (5,931)         4,231             --         (1,700)
  Issuance of/payments on notes
     receivable...........................        --         (651)            --             --           (651)
  Purchases of property and equipment.....        --         (773)          (281)            --         (1,054)
  Investment in subsidiaries..............        --       13,288             --        (13,288)            --
  Advances to affiliates..................    20,883           --             --        (20,883)            --
                                            --------     --------       --------       --------      ---------
  Net cash provided by (used in) investing
     activities...........................    20,883        5,933          3,950        (34,171)        (3,405)
                                            --------     --------       --------       --------      ---------
Cash flows from financing activities:
  Proceeds from borrowings on notes
     payable..............................        --       97,488         32,977             --        130,465
  Principal payments on notes payable.....        --      (71,509)       (32,236)            --       (103,745)
  Purchase of 12 1/2% Senior Notes........   (21,125)          --             --             --        (21,125)
  Distributions to/contributions from
     shareholders.........................        --       (1,275)       (11,771)        13,046             --
  Common stock issued for exercised
     options..............................       242           --             --             --            242
  Advances from affiliates................        --      (21,125)            --         21,125             --
                                            --------     --------       --------       --------      ---------
  Net cash provided by financing
     activities...........................   (20,883)       3,579        (11,030)        34,171          5,837
                                            --------     --------       --------       --------      ---------
Net increase in cash and cash
  equivalents.............................        --        3,959          1,302             --          5,261
Cash and cash equivalents at beginning of
  period..................................        --        1,344            810             --          2,154
                                            --------     --------       --------       --------      ---------
Cash and cash equivalents at end of
  period..................................  $     --     $  5,303       $  2,112       $     --      $   7,415
                                            ========     ========       ========       ========      =========

                               WILLIAM LYON HOMES

                                  (UNAUDITED)

                     CONSOLIDATING STATEMENT OF CASH FLOWS

                         SIX MONTHS ENDED JUNE 30, 1999
                                 (IN THOUSANDS)

                                                        UNCONSOLIDATED
                                            ---------------------------------------
                                            DELAWARE   WILLIAM LYON   NON-GUARANTOR   ELIMINATING   CONSOLIDATED
                                              LYON     HOMES, INC.    SUBSIDIARIES      ENTRIES       COMPANY
                                            --------   ------------   -------------   -----------   ------------
Cash flows from operating activities:
  Net income..............................  $ 14,873     $ 14,125       $ 13,027       $(27,152)      $ 14,873
  Adjustments to reconcile net income to
     net cash provided by (used in)
     operating activities:
     Depreciation and amortization........        --          470             78             --            548
     Equity in earnings of joint
       ventures...........................        --         (396)        (4,468)            --         (4,864)
     Equity in earnings of subsidiaries...   (14,364)     (12,788)            --         27,152             --
     Extraordinary gain on repurchase of
       Senior Notes.......................    (2,089)          --             --             --         (2,089)
     Provision for income taxes...........        --        2,491             --             --          2,491
     Net changes in operating assets and
       liabilities:
       Other receivables..................        --       10,775         (7,893)            --          2,882
       Intercompany
          receivables/payables............     1,275       (1,275)            --             --             --
       Real estate inventories............        --       (2,901)         4,704             --          1,803
       Deferred loan costs................       305          394             30             --            729
       Other assets.......................        --       (1,347)            18             --         (1,329)
       Accounts payable...................        --         (571)          (864)            --         (1,435)
       Accrued expenses...................        --       (2,036)            38             --         (1,998)
                                            --------     --------       --------       --------       --------
  Net cash provided by operating
     activities...........................        --        6,941          4,670             --         11,611
                                            --------     --------       --------       --------       --------
Cash flows from investing activities:
  Investment in unconsolidated joint
     ventures.............................        --          (36)           413             --            377
  Issuance of/payments on notes
     receivable...........................        --       (7,870)            --             --         (7,870)
  Purchases of property and equipment.....        --          (98)           (72)            --           (170)
  Investment in subsidiaries..............        --        6,714             --         (6,714)            --
  Advances to affiliates..................    17,700           --             --        (17,700)            --
                                            --------     --------       --------       --------       --------
Net cash provided by (used in) investing
  activities..............................    17,700       (1,290)           341        (24,414)        (7,663)
                                            --------     --------       --------       --------       --------
Cash flows from financing activities:
  Proceeds from borrowings on notes
     payable..............................        --       70,306         21,759             --         92,065
  Principal payments on notes payable.....        --      (70,425)       (19,566)            --        (89,991)
  Purchase of 12 1/2% Senior Notes........   (17,700)          --             --             --        (17,700)
  Distributions to/contributions from
     shareholders.........................        --          379         (7,093)         6,714             --
  Advances from affiliates................        --      (17,700)            --         17,700             --
                                            --------     --------       --------       --------       --------
Net cash used in financing activities.....   (17,700)     (17,440)        (4,900)        24,414        (15,626)
                                            --------     --------       --------       --------       --------
Net increase (decrease) in cash and cash
  equivalents.............................        --      (11,789)           111             --        (11,678)
Cash and cash equivalents at beginning of
  period..................................        --       22,605          1,350             --         23,955
                                            --------     --------       --------       --------       --------
Cash and cash equivalents at end of
  period..................................  $     --     $ 10,816       $  1,461       $     --       $ 12,277
                                            ========     ========       ========       ========       ========

                               WILLIAM LYON HOMES

                                  (UNAUDITED)

NOTE 6 -- GAIN FROM SALE OF OFFICE BUILDING

     In March 2000, the Company completed the sale of an office building where its prior executive offices were located in Newport Beach, California which was no longer needed after the consolidation of certain of the Company's operations. The sales price was $2,120,000 which the Company received in cash at closing. The net gain from the sale of approximately $1,747,000 is reflected in Other income (expense), net on the Consolidated Statement of Income for the six months ended June 30, 2000.

NOTE 7 -- GAIN FROM RETIREMENT OF DEBT

     In April and May 2000, the Company purchased $21,775,000 principal amount of its outstanding Senior Notes at a cost of $21,125,000. The net gain resulting from the purchase was $496,000 after giving effect to income taxes of $26,000 and amortization of related loan costs of $128,000. Such gain is reflected as an extraordinary item in the Company's results of operations for the second quarter ended June 30, 2000.

     In April 1999, the Company purchased $20,000,000 principal amount of its outstanding Senior Notes at a cost of $17,700,000. The net gain resulting from the purchase was $1,789,000, after giving effect to income taxes of $300,000 and amortization of related deferred loan costs of $211,000. Such gain is reflected as an extraordinary item in the Company's results of operations for the second quarter ended June 30, 1999.

NOTE 8 -- STOCK OPTIONS

     Effective on May 12, 2000, certain officers exercised options to purchase 48,334 shares of the Company's common stock at a price of $5.00 per share in accordance with the Company's 1991 Stock Option Plan, as amended. As of June 30, 2000, outstanding options to purchase common stock under the Company's 1991 Stock Option Plan are as follows: 96,666 options priced at $5.00 and 16,000 options priced at $14.375.

     Effective on May 9, 2000, the Company's Board of Directors approved the William Lyon Homes 2000 Stock Incentive Plan (the "Plan") and authorized an initial 1,000,000 shares of common stock to be reserved for issuance under the Plan. Under the Plan, options may be granted from time to time to key employees, officers, directors, consultants and advisors of the Company. The Plan is administered by the Stock Option Committee of the Board of Directors (the "Committee"). The Committee is generally empowered to interpret the Plan, prescribe rules and regulations relating thereto, determine the terms of the option agreements, amend them with the consent of the optionee, determine the employees to whom options are to be granted, and determine the number of shares subject to each option and the exercise price thereof. The per share exercise price for options will not be less than 100% of the fair market value of a share of common stock on the date the option is granted. The options will be exercisable for a term determined by the Committee, not to exceed ten years from the date of grant.

     Effective on May 9, 2000, the Company issued options under the William Lyon Homes 2000 Stock Incentive Plan to purchase a total of 627,500 shares of common stock at $8.6875 per share. The options vest as follows: one-third on May 9, 2001, one-third on May 9, 2002 and one-third on May 9, 2003. All unexercised options expire on May 9, 2010.

NOTE 9 -- RELATED PARTY TRANSACTIONS

     The Company acquired substantially all of the assets and assumed substantially all of the related liabilities of Old William Lyon Homes as described in Note 2.

     The Company purchased real estate projects for a total purchase price of $5,529,700 during the six months ended June 30, 2000 from entities controlled by William Lyon and William H. Lyon.

                               WILLIAM LYON HOMES

                                  (UNAUDITED)

     For the three and six months ended June 30, 2000, the Company earned management fees of $172,000 and $280,300, respectively; and accrued on-site labor costs of $80,100 and $276,200, respectively, for managing and selling real estate owned by entities controlled by William Lyon and William H. Lyon of which $91,700 was due the Company at June 30, 2000.

     For the three and six months ended June 30, 2000, the Company incurred charges of $182,300 and $352,400, respectively, related to rent on its corporate office, from an entity controlled by William Lyon and William H. Lyon.

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

     In connection with the acquisition and merger, the Company incurred costs of approximately $588,000 and $1,280,000 for the three and six months ended June 30, 1999, respectively, which are reflected in the Consolidated Statements of Income as financial advisory expenses.

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

     In accordance with the bond indenture agreement governing the Company's Senior Notes which are due on July 1, 2001, if the Company's Consolidated Tangible Net Worth is less than $60 million for two consecutive fiscal quarters, the Company is required to offer to purchase $20 million in principal amount of the Senior Notes. Because the Company's Consolidated Tangible Net Worth had been less than $60 million beginning with the quarter ended June 30, 1997, the Company would, effective on December 4, 1997, June 4, 1998, December 4, 1998, June 4, 1999, December 4, 1999 and June 4, 2000, have been required to make offers to purchase $20 million of the Senior Notes at par plus accrued interest, less the face amount of Senior Notes acquired by the Company after September 30, 1997, March 31, 1998, September 30, 1998, March 31, 1999, September 30, 1999 and
March 31, 2000, respectively. The Company acquired Senior Notes with a face amount equal to or greater than $20 million after September 30, 1997 and prior to December 4, 1997, again after March 31, 1998 and prior to June 4, 1998, again after September 30, 1998 and prior to December 4, 1998, again after March 31, 1999 and prior to June 4, 1999, again after September 30, 1999 and prior to December 4, 1999, and again after March 31, 2000 and prior to June 4, 2000 and therefore was not required to make said offers.

     At June 30, 2000, the Company's Consolidated Tangible Net Worth was $63.7 million. As long as the Company's Consolidated Tangible Net Worth is not less than $60.0 million on the last day of two consecutive fiscal quarters, the Company will not be required to make similar offers to purchase $20 million in principal amount of the Senior Notes.

     Because of the Company's obligation to offer to purchase $20 million of the Senior Notes every six months so long as the Company's Consolidated Tangible Net Worth was less than $60 million on the last day of two consecutive fiscal quarters, the Company has been restricted in its ability to acquire, hold and develop real estate projects. The Company changed its operating strategy during 1997 to finance certain projects by forming joint ventures with venture partners that would provide a substantial portion of the capital necessary to develop these projects. The Company believes that the use of joint venture partnerships better enables it to reduce its capital investments and risks in the highly capital intensive California markets, as well as to repurchase the Company's Senior Notes as described above. The Company generally receives, after priority returns and capital distributions to its partners, approximately 50% of the profits and losses, and cash flows from joint ventures.

     As of June 30, 2000, the Company and certain of its subsidiaries are general partners or members in twenty-four joint ventures involved in the development and sale of residential projects. Such joint ventures are 50% or less owned and, accordingly, the financial statements of such joint ventures are not consolidated with the Company's financial statements. The Company's investments in unconsolidated joint ventures are accounted for using the equity method. See Note 4 of "Notes to Consolidated Financial Statements" for condensed combined financial information for these joint ventures. Based upon current estimates, all future development and construction costs will be funded by the Company's venture partners or from the proceeds of construction financing obtained by the joint ventures.

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

     The Company has previously announced that it had received notification from the New York Stock Exchange on July 28, 1999 that the Securities and Exchange Commission had approved amendments to the NYSE's continued listing standards. Under these new standards, the Company would be considered "below criteria" if it has:

     - Total market capitalization of less than $50 million;

     - Total stockholders' equity of less than $50 million;

     - Average market capitalization of less than $15 million over a consecutive 30-day trading period; or

     - Average closing price of less than $1.00 over a consecutive 30 trading-day period.

     The NYSE notified the Company that it was below these new criteria on the date of the notification. The NYSE further informed the Company that failure to raise its stock price above $1.00 per share within six months would result in immediate suspension of trading and application to the SEC for delisting. In addition, the Company would have 45 days from the date of the NYSE's notification to present a business plan to the NYSE that would demonstrate compliance with all aspects of the other two criteria within 12 months of the date of the NYSE's notification. The Company submitted a business plan to the NYSE within the 45 day period. On September 30, 1999, the NYSE notified the Company that it had accepted the Company's business plan and would continue the listing of the Company at that time. The NYSE notification further stated that the NYSE would continue to monitor the Company quarterly during the twelve months from the date of the notification. If the Company failed to achieve the quarterly milestones or if at the completion of the 12 months it was not in compliance with the new continued listing criteria, the Company would be suspended from trading on the NYSE and application would be made to the SEC for delisting. As of and through June 30, 2000, the Company was in compliance with all NYSE listing criteria and had achieved all quarterly milestones. As of June 30, 2000, the Company had a total market capitalization and stockholders' equity in excess of $50 million, had an average market capitalization in excess of $15 million over the consecutive 30-day trading period and had an average closing price in excess of $1.00 over the consecutive 30-day trading period.

RESULTS OF OPERATIONS

  OVERVIEW AND RECENT RESULTS

     Homes sold, closed and in backlog for the Company and its unconsolidated joint ventures as of and for the periods presented are as follows:

                                                 AS OF AND FOR         AS OF AND FOR
                                                THE THREE MONTHS       THE SIX MONTHS
                                                 ENDED JUNE 30,        ENDED JUNE 30,
                                                ----------------      ----------------
                                                 2000      1999        2000      1999
                                                ------    ------      ------    ------
Number of homes sold
  Company.....................................     367       462         838       928
  Unconsolidated joint ventures...............     221       143         509       331
                                                ------    ------      ------    ------
                                                   588       605       1,347     1,259
                                                ======    ======      ======    ======
Number of homes closed
  Company.....................................     387       438         706       839
  Unconsolidated joint ventures...............     200        96         400       212
                                                ------    ------      ------    ------
                                                   587       534       1,106     1,051
                                                ======    ======      ======    ======
Backlog of homes sold but not closed at end of
  period
  Company.....................................     575       588         575       588
  Unconsolidated joint ventures...............     296       237         296       237
                                                ------    ------      ------    ------
                                                   871       825         871       825
                                                ======    ======      ======    ======
Dollar amount of backlog of homes sold but not
  closed at end of period (in millions):
  Company.....................................  $132.5    $120.0      $132.5    $120.0
  Unconsolidated joint ventures...............   141.1      95.7       141.1      95.7
                                                ------    ------      ------    ------
                                                $273.6    $215.7      $273.6    $215.7
                                                ======    ======      ======    ======

     Homes in backlog are generally closed within three to six months. The dollar amount of backlog of homes sold but not closed as of June 30, 2000 was $273.6 million, as compared to $215.7 million as of June 30, 1999 and $276.4 million as of March 31, 2000. The cancellation rate of buyers who contracted to buy a home but did not close escrow at the Company's projects was approximately 15% during 1999 and 16% during the first six months of 2000.

     The number of homes sold for the quarter ended June 30, 2000 decreased 3 percent to 588 units from 605 a year ago. For the second quarter of 2000, the number of homes sold decreased 23 percent to 588 from 759 units in the first quarter of 2000. The number of homes closed in the second quarter of 2000 increased 10 percent to 587 from 534 in the second quarter of 1999. The backlog of homes sold as of June 30, 2000 was 871, up 6 percent from 825 units a year earlier, and up slightly from 868 units at March 31, 2000.

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

     The following represents the home sales and excess of revenue from sales over related cost of sales (i.e., gross profit) of the three master-planned communities since the recordation of impairment losses on June 30, 1997:

                                  FOR THE                                         FOR THE
                                 SIX MONTHS       FOR THE         FOR THE        SIX MONTHS
                                   ENDED         YEAR ENDED      YEAR ENDED        ENDED
                                DECEMBER 31,    DECEMBER 31,    DECEMBER 31,      JUNE 30,
                                    1997            1998            1999            2000
                                ------------    ------------    ------------    ------------
Sales.........................  $17,662,000     $54,828,000     $79,584,000     $28,896,000
Gross profit..................  $ 1,202,000     $ 5,850,000     $13,012,000     $ 7,049,000
Gross profit %................          6.8%           10.7%           16.4%           24.4%

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

  COMPARISON OF THREE MONTHS ENDED JUNE 30, 2000 TO THREE MONTHS ENDED JUNE 30, 1999

     Total sales (which represent recorded revenues from closings) for the three months ended June 30, 2000 were $94.3 million, a decrease of $1.4 million (1.5%) from sales of $95.7 million for the three months ended June 30, 1999. Revenue from sales of homes increased $2.1 million (2.3%) to $94.1 million in the 2000 period from $92.0 million in the 1999 period. This increase was due primarily to an increase in the average sales prices of wholly-owned units to $243,300 in the 2000 period from $210,000 in the 1999 period, offset by a decrease in the number of wholly-owned units closed to 387 in the 2000 period from 438 in the 1999 period. Management fee income increased by $1.3 million to $2.3 million in the 2000 period from $1.0 million in the 1999 period as a direct result of the Company's strategy of financing an increased number of projects through unconsolidated joint ventures. Equity in income of unconsolidated joint ventures amounting to $5.4 million was recognized in the 2000 period, compared to $1.9 million in the comparable period for 1999 also as a direct result of the Company's strategy of financing an increased number of projects through unconsolidated joint ventures.

     Total operating income increased from $10.1 million in the 1999 period to $12.8 million in the 2000 period. The excess of revenue from sales of homes over the related cost of sales increased by $1.8 million to $17.7 million in the 2000 period from $15.9 million in the 1999 period, resulting in an improvement in gross margins of 1.5 percent to 18.8 percent in the 2000 period from 17.3 percent in the 1999 period. This increase was primarily due to an increase in the average sales price of wholly-owned units to $243,300 in the 2000 period from $210,000 in the 1999 period, offset by a decrease in the number of wholly-owned units closed to 387 units in the 2000 period from 438 units in the 1999 period. The Company's revenues and total operating income are affected by the proportion of units sold by the Company and those sold by unconsolidated joint ventures. While the average sales price of homes sold by joint ventures has been higher than the average sales price of wholly-owned units, the Company generally receives, after priority returns and capital distributions, approximately 50% of the profits and losses and cash flows from joint ventures. Sales and marketing expenses decreased by $1.0 million to $3.4 million in the 2000 period from $4.4 million in the 1999 period primarily as a result of a reduction in direct selling expenses due to a decrease in the number of wholly-owned units closed to 387 units in the 2000 period from 438 units in the 1999 period. General and administrative expenses increased by $3.9 million to $8.9 million in the 2000 period from $5.0 million in the 1999 period, primarily as a result of 1) increases in salaries and benefits primarily as a result of an increase in the total number of employees related to the Company's increased operations ($1.7 million); 2) increases in office expenses related to increased employment levels ($0.6 million); 3) increases in outside services primarily related to the consolidation and conversion of the accounting and operational systems for all of the projects acquired in November 1999 as described in Note 2 of Notes to Consolidated Financial Statements ($0.5 million); and 4) increases in provisions for increased bonuses due to the Company's improved results of operations ($1.1 million).

     Total interest incurred increased $0.8 million (15%) from $5.5 million in the 1999 period to $6.3 million in the 2000 period primarily as a result of an increase in the average amount of outstanding debt and by increases in interest rates. Net interest expense increased to $1.9 million in the 2000 period from $1.5 million in the 1999 period as a result of an increase in total interest incurred.

     As a result of the acquisition and merger described in Notes 2 and 3 of Notes to Consolidated Financial Statements, the Company incurred financial advisory expenses of $0.6 million for the three months ended June 30, 1999, with no corresponding amounts for the three months ended June 30, 2000.

     Other income (expense), net decreased to $0.6 million in the 2000 period from $0.9 million in the 1999 period primarily as a result of reduced income from the Company's mortgage company operations.

     For the three months ended June 30, 2000 and 1999, income tax benefits of $3,722,000 and $1,586,000, respectively, related to temporary differences resulting from the quasi-reorganization were excluded from the results of operations and not reflected as a reduction to the Company's provision for income taxes but credited directly to paid-in capital.

     The $3,722,000 included in the Company's provision for income taxes represents income taxes which the Company will not be required to pay. As described in Note 1 of Notes to Consolidated Financial Statements, the pre-quasi-reorganization income tax benefits which would otherwise reduce the provision for income taxes are credited directly to paid-in capital.

     Stockholders' equity per common share increased by $1.09 per share during the three months ended June 30, 2000 as a result of the net income for the period and the income tax benefits credited directly to paid-in capital for the period, compared with an increase of $1.06 for the comparable period a year ago.

  COMPARISON OF SIX MONTHS ENDED JUNE 30, 2000 TO SIX MONTHS ENDED JUNE 30, 1999

     Total sales (which represent recorded revenues from closings) for the six months ended June 30, 2000 were $159.7 million, a decrease of $18.3 million (10.3%) from sales of $178.0 million for the six months ended June 30, 1999. Revenue from sales of homes decreased $15.3 million (8.8%) to $158.8 million in the 2000 period from $174.1 million in the 1999 period. This decrease was due primarily to a decrease in the number of wholly-owned units closed to 706 in the 2000 period from 839 in the 1999 period, offset by an increase in the average sales prices of wholly-owned units to $224,900 in the 2000 period from $207,500 in the 1999 period. Management fee income increased by $2.0 million to $4.0 million in the 2000 period from $2.0 million in the 1999 period as a direct result of the Company's strategy of financing an increased number of projects through unconsolidated joint ventures. Equity in income of unconsolidated joint ventures amounting to $10.5 million was recognized in the 2000 period, compared to $4.9 million in the comparable period for 1999 also as a direct result of the Company's strategy of financing an increased number of projects through unconsolidated joint ventures.

     Total operating income increased from $18.7 million in the 1999 period to $20.4 million in the 2000 period. The excess of revenue from sales of homes over the related cost of sales decreased slightly to $29.8 million in the 2000 period from $29.9 million in the 1999 period, resulting in an improvement in gross margins of 1.6 percent to 18.8 percent in the 2000 period from 17.2 percent in the 1999 period. This increase was primarily due to an increase in the average sales price of wholly-owned units to $224,900 in the 2000 period from $207,500 in the 1999 period, offset by a decrease in the number of wholly-owned units closed to 706 units in the 2000 period from 839 units in the 1999 period. The Company's revenues and total operating income are affected by the proportion of units sold by the Company and those sold by unconsolidated joint ventures. While the average sales price of homes sold by joint ventures has been higher than the average sales price of wholly-owned units, the Company generally receives, after priority returns and capital distributions, approximately 50% of the profits and losses and cash flows from joint ventures. Sales and marketing expenses decreased by $1.5 million to $7.0 million in the 2000 period from $8.5 million in the 1999 period primarily as a result of a reduction in direct selling expenses due to a decrease in the number of wholly-owned units closed to 706 units in the 2000 period from 839 units in the 1999 period. General and administrative expenses increased by $6.5 million to $16.4 million in the 2000 period from $9.9 million in the 1999 period, primarily as a result of 1) increases in salaries and benefits primarily as a result of an increase in the total number of employees related to the Company's increased operations ($2.9 million); 2) increases in office expenses related to increased employment levels ($1.1 million); 3) increases in outside services primarily related to the consolidation and conversion of the accounting and operational systems for all of the projects acquired in November 1999 as described in Note 2 of Notes to Consolidated Financial Statements ($1.1 million); and 4) increases in provisions for increased bonuses due to the Company's improved results of operations ($1.4 million).

     Total interest incurred increased $0.7 million (6%) from $11.7 million in the 1999 period to $12.4 million in the 2000 period primarily as a result of increases in interest rates, offset by a decrease in the average amount of outstanding debt. Net interest expense decreased to $3.5 million in the 2000 period from $3.7 million in the 1999 period as a result of an increase in real estate assets which qualify for interest capitalization.

     As a result of the acquisition and merger described in Notes 2 and 3 of Notes to Consolidated Financial Statements, the Company incurred financial advisory expenses of $1.3 million for the six months ended June 30, 1999, with no corresponding amounts for the six months ended June 30, 2000.

     Other income (expense), net increased to $2.6 million in the 2000 period from $1.5 million in the 1999 period primarily as a result of the gain of $1.7 million on the sale of an office building in the 2000 period, offset by reduced income from the Company's mortgage company operations.

     For the six months ended June 30, 2000 and 1999, income tax benefits of $3,722,000 and $2,491,000, respectively, related to temporary differences resulting from the quasi-reorganization were excluded from the results of operations and not reflected as a reduction to the Company's provision for income taxes but credited directly to paid-in capital.

     The $3,722,000 included in the Company's provision for income taxes represents income taxes which the Company will not be required to pay. As described in Note 1 of Notes to Consolidated Financial Statements, the pre-quasi-reorganization income tax benefits which would otherwise reduce the provision for income taxes are credited directly to paid-in capital.

     Stockholders' equity per common share increased by $1.82 per share during the six months ended June 30, 2000 as a result of the net income for the period and the income tax benefits credited directly to paid-in capital for the period, compared with an increase of $1.66 for the comparable period a year ago.

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

     The ability of the Company to meet its obligations on the Senior Notes and its other indebtedness will depend to a large degree on its future performance, which in turn will be subject, in part, to factors beyond its control, such as prevailing economic conditions. The Company's degree of leverage may limit its ability to meet its obligations, withstand adverse business conditions and capitalize on business opportunities.

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

     As described above in General Overview, Delaware Lyon is required to offer to repurchase certain Senior Notes at a price equal to 100% of the principal amount plus any accrued and unpaid interest to the date of repurchase if Delaware Lyon's Consolidated Tangible Net Worth is less than $60.0 million on the last day of any two consecutive fiscal quarters, as well as from the proceeds of certain asset sales.

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

     The collateral for the loans provided by the Working Capital Facility continues to include substantially all real estate and other assets of the Company (excluding assets of partnerships and limited liability companies and assets which are pledged as collateral for construction notes payable described below). The borrowing base is calculated based on specified percentages of book values of real estate assets. The borrowing base at June 30, 2000 was approximately $109.5 million; however, the maximum loan under the Working Capital Facility, as stated above, is limited to $100.0 million. The principal outstanding under the Working Capital Facility at June 30, 2000 was $73.0 million.

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

     Management of the Company is currently in discussions and negotiations with potential new lenders to provide financing to replace the Working Capital Facility in advance of its maturity date of May 20, 2001. Management currently anticipates that project level financing will be available in facilities provided by a number of lenders which, collectively, would provide for the repayment of the amounts outstanding under the Working Capital Facility as well as finance on-going future projects. It is currently anticipated that the repayment of amounts outstanding under the Working Capital Facility would be completed no later than September 30, 2000. However, the availability and terms of any such financing will depend upon a number of factors, including factors not within the control of the Company such as prevailing economic conditions. Therefore, no assurances can be given at this time that management will be successful in obtaining such financing. Borrowing availability under these new facilities would be based upon specified percentages of appraised values of real estate assets.

  CONSTRUCTION NOTES PAYABLE

     At June 30, 2000, the Company had construction notes payable amounting to $17.0 million related to various real estate projects. The notes are due as units close or at various dates on or before August 5, 2001 and bear interest at rates of prime plus 0.25% to prime plus 0.50%.

  SELLER FINANCING

     Another source of financing available to the Company is seller-provided financing for land acquired by the Company. At June 30, 2000, the Company had various notes payable outstanding related to land acquisitions for which seller financing was provided in the amount of $9.5 million.

  JOINT VENTURE FINANCING

     As of June 30, 2000, the Company and certain of its subsidiaries are general partners or members in twenty-four joint ventures involved in the development and sale of residential projects. Such joint ventures are 50% or less owned and, accordingly, the financial statements of such joint ventures are not consolidated with the Company's financial statements. The Company's investments in unconsolidated joint ventures are accounted for using the equity method. See Note 4 of "Notes to Consolidated Financial Statements" for condensed combined financial information for these joint ventures. Based upon current estimates, all future development and construction costs will be funded by the Company's venture partners or from the proceeds of construction financing obtained by the joint ventures.

     As of June 30, 2000, the Company's investment in such joint ventures was approximately $49.4 million and the Company's venture partners' investment in such joint ventures was approximately $149.6 million. In addition, certain joint ventures have obtained financing from land sellers or construction lenders which amounted to approximately $56.9 million at June 30, 2000.

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

  CASH FLOWS -- COMPARISON OF SIX MONTHS ENDED JUNE 30, 2000 TO SIX MONTHS ENDED JUNE 30, 1999

     Net cash provided by operating activities changed from a net amount provided of $11.6 million in the 1999 period to a net amount provided of $2.8 million in the 2000 period primarily as a result of a decrease in home sales in the 2000 period.

     Net cash used in investing activities decreased to $3.4 million in the 2000 period from $7.7 million in the 1999 period primarily as a result of increased net cash received from unconsolidated joint ventures in the 2000 period and a decrease in the net cash used related to notes receivable in the 2000 period.

     Net cash provided by (used in) financing activities changed from a use of $15.6 million in the 1999 period to a net amount provided of $5.8 million in the 2000 period as a result of increased net borrowings on notes payable.

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

                               WILLIAM LYON HOMES

                           PART II. OTHER INFORMATION

ITEMS 1, 2, 3, AND 5.

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's Annual Meeting of Holders of Common Stock was held on May 9, 2000. At this meeting the Holders of Common Stock approved the following:

                                                                           VOTES ABSTAINED
                                                                VOTES     (INCLUDING BROKER
                                                  VOTES FOR    AGAINST       NON-VOTES)
                                                  ---------    -------    -----------------
Adoption and Approval of the William Lyon Homes
  2000 Stock Incentive Plan, as described in the
  Company's Proxy Statement. ...................  7,006,691    98,370          32,781
Ratification of the selection of Ernst & Young
  LLP as Independent Auditors of the Company for
  the fiscal year ending December 31, 2000. ....  9,766,825     5,017           8,470

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS.

27      Financial Data Schedule

(b) REPORTS ON FORM 8-K.

     No reports were filed on Form 8-K during the reporting period.

                               WILLIAM LYON HOMES

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 11, 2000                     By:     /s/ MICHAEL D. GRUBBS
                                            ------------------------------------
                                                     MICHAEL D. GRUBBS
                                                   Senior Vice President,
                                                Chief Financial Officer and
                                                          Treasurer
                                               (Principal Financial Officer)

Date: August 11, 2000                     By:    /s/ W. DOUGLASS HARRIS
                                            ------------------------------------
                                                     W. DOUGLASS HARRIS
                                            Vice President, Corporate Controller
                                               (Principal Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                               DESCRIPTION
-------                              -----------
27           Financial Data Schedule