Form 10-Q
period 2000-09-30
WILLIAM LYON HOMES
filed 2000-11-09
CIK 1095996

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                            YES [X]          NO [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                                 OUTSTANDING AT
                   CLASS OF COMMON STOCK                        NOVEMBER 3, 2000
                   ---------------------                        ----------------
Common stock, par value $.01                                       10,570,223

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               WILLIAM LYON HOMES

                                     INDEX

                                                                         PAGE NO.
                                                                         --------
  PART I. FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS:

           Consolidated Balance Sheets -- September 30, 2000 and
             December 31, 1999.........................................      3

           Consolidated Statements of Income -- Three and Nine Months
             Ended September 30, 2000 and 1999.........................      4

           Consolidated Statement of Stockholders' Equity -- Nine
             Months Ended September 30, 2000...........................      5

           Consolidated Statements of Cash Flows -- Nine Months Ended
             September 30, 2000 and 1999...............................      6

           Notes to Consolidated Financial Statements..................      7

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS.................................     23

  ITEM 3.  NOT APPLICABLE.

  PART II. OTHER INFORMATION...........................................     40

  ITEM 1.  NOT APPLICABLE

  ITEM 2.  NOT APPLICABLE

  ITEM 3.  NOT APPLICABLE

  ITEM 4.  NOT APPLICABLE

  ITEM 5.  NOT APPLICABLE

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K............................     40

  SIGNATURES...........................................................     41

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                               WILLIAM LYON HOMES

                          CONSOLIDATED BALANCE SHEETS
         (IN THOUSANDS EXCEPT NUMBER OF SHARES AND PAR VALUE PER SHARE)

                                     ASSETS

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  2000             1999
                                                              -------------    ------------
                                                               (UNAUDITED)
Cash and cash equivalents...................................    $ 15,929         $  2,154
Receivables.................................................      14,993           12,063
Real estate inventories.....................................     227,440          184,271
Investments in and advances to unconsolidated joint
  ventures -- Note 4........................................      50,153           50,282
Property and equipment, less accumulated depreciation of
  $4,632 and $4,167 at September 30, 2000 and December 31,
  1999, respectively........................................       2,882            2,183
Deferred loan costs.........................................         916            1,726
Goodwill -- Note 2..........................................       7,448            8,382
Other assets................................................      27,128           17,422
                                                                --------         --------
                                                                $346,889         $278,483
                                                                ========         ========

Accounts payable............................................    $ 27,746         $ 15,653
Accrued expenses............................................      26,010           32,899
Notes payable...............................................     132,921           76,630
12 1/2% Senior Notes due 2001 -- Notes 5 and 7..............      78,225          100,000
                                                                --------         --------
                                                                 264,902          225,182
                                                                --------         --------

Stockholders' equity -- Notes 1, 3 and 8
  Common stock, par value $.01 per share; 30,000,000 shares
     authorized; 10,570,223 and 10,439,135 shares issued and
     outstanding at September 30, 2000 and December 31,
     1999, respectively.....................................         106              104
  Additional paid-in capital................................     122,481          116,667
  Accumulated deficit from January 1, 1994..................     (40,600)         (63,470)
                                                                --------         --------
                                                                  81,987           53,301
                                                                --------         --------
                                                                $346,889         $278,483
                                                                ========         ========

                            See accompanying notes.

                               WILLIAM LYON HOMES

                       CONSOLIDATED STATEMENTS OF INCOME
                 (IN THOUSANDS EXCEPT PER COMMON SHARE AMOUNTS)
                                  (UNAUDITED)

                                                      THREE MONTHS ENDED      NINE MONTHS ENDED
                                                         SEPTEMBER 30,          SEPTEMBER 30,
                                                      -------------------   ---------------------
                                                        2000       1999       2000        1999
                                                      --------   --------   ---------   ---------
Operating revenue
  Home sales........................................  $ 88,633   $ 87,630   $ 247,384   $ 261,686
  Lots, land and other sales........................        83        733       1,050       4,689
  Management fee income -- Note 1...................     2,325      1,167       6,296       3,148
                                                      --------   --------   ---------   ---------
                                                        91,041     89,530     254,730     269,523
                                                      --------   --------   ---------   ---------

Operating costs
  Cost of sales -- homes............................   (73,816)   (72,071)   (202,737)   (216,188)
  Cost of sales -- lots, land and other.............      (139)    (1,072)     (1,022)     (4,813)
  Sales and marketing...............................    (4,120)    (4,198)    (11,102)    (12,658)
  General and administrative -- Note 1..............    (7,421)    (6,111)    (23,806)    (15,965)
  Amortization of goodwill -- Note 2................      (310)        --        (934)         --
                                                      --------   --------   ---------   ---------
                                                       (85,806)   (83,452)   (239,601)   (249,624)
                                                      --------   --------   ---------   ---------
Equity in income of unconsolidated joint ventures...     3,795      7,414      14,281      12,278
                                                      --------   --------   ---------   ---------
Operating income....................................     9,030     13,492      29,410      32,177
Interest expense, net of amounts capitalized........    (1,249)      (883)     (4,726)     (4,554)
Financial advisory expenses -- Note 3...............        --       (917)         --      (2,197)
Other income (expense), net -- Note 6...............     1,115        825       3,686       2,366
                                                      --------   --------   ---------   ---------
Income before income taxes and extraordinary item...     8,896     12,517      28,370      27,792

Provision for income taxes -- Note 1
  Income taxes -- benefit credited to paid-in
     capital........................................    (1,438)    (1,797)     (5,160)     (3,988)
  Income taxes -- alternate minimum tax.............       106         --        (836)         --
                                                      --------   --------   ---------   ---------
Income before extraordinary item....................     7,564     10,720      22,374      23,804
Extraordinary item -- gain from retirement of debt,
  net of applicable income taxes -- Note 7..........        --         --         496       1,789
                                                      --------   --------   ---------   ---------
Net income..........................................  $  7,564   $ 10,720   $  22,870   $  25,593
                                                      ========   ========   =========   =========
Basic and diluted earnings per common share: --Notes
  1 and 3
  Before extraordinary item.........................  $   0.72   $   1.03   $    2.13   $    2.28
  Extraordinary item................................        --         --        0.05        0.17
                                                      --------   --------   ---------   ---------
  After extraordinary item..........................  $   0.72   $   1.03   $    2.18   $    2.45
                                                      ========   ========   =========   =========
Increase in stockholders' equity per common share
  from net income and income tax benefits credited
  directly to paid-in capital -- Note 1.............  $   0.86   $   1.20   $    2.68   $    2.86
                                                      ========   ========   =========   =========

                            See accompanying notes.

                               WILLIAM LYON HOMES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 2000
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                            ACCUMULATED
                                            COMMON STOCK      ADDITIONAL    DEFICIT FROM
                                          ----------------     PAID-IN       JANUARY 1,
                                          SHARES    AMOUNT     CAPITAL          1994         TOTAL
                                          ------    ------    ----------    ------------    -------
Balance -- December 31, 1999............  10,439     $104      $116,667       $(63,470)     $53,301
Issuance of common stock upon exercise
  of stock options -- Note 8............     131        2           654             --          656
Net income..............................      --       --            --         22,870       22,870
Income tax benefits related to temporary
  differences existing prior to the
  quasi-reorganization -- Note 1........      --       --         5,160             --        5,160
                                          ------     ----      --------       --------      -------
Balance -- September 30, 2000...........  10,570     $106      $122,481       $(40,600)     $81,987
                                          ======     ====      ========       ========      =======

                            See accompanying notes.

                               WILLIAM LYON HOMES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                                2000         1999
                                                              ---------    --------
Cash flows from operating activities
  Net income................................................  $  22,870    $ 25,593
  Adjustments to reconcile net income to net cash provided
     by operating activities
     Depreciation and amortization..........................      1,998         879
     Equity in income of unconsolidated joint ventures......    (14,281)    (12,278)
     Extraordinary gain on repurchase of Senior Notes.......       (522)     (2,089)
     Provision for income taxes.............................      6,022       4,288
     Net changes in operating assets and liabilities:
       Other receivables....................................      2,247      (2,870)
       Real estate inventories..............................    (43,169)     16,940
       Deferred loan costs..................................        682         966
       Other assets.........................................     (9,706)     (2,746)
       Accounts payable.....................................     12,093       3,328
       Accrued expenses.....................................     (7,751)     (3,984)
                                                              ---------    --------
  Net cash (used in) provided by operating activities.......    (29,517)     28,027
                                                              ---------    --------

Cash flows from investing activities
  Investments in and advances to unconsolidated joint
     ventures...............................................    (21,356)       (330)
  Distributions from unconsolidated joint ventures..........     32,516       6,438
  Issuance of notes receivable..............................    (62,319)    (34,242)
  Principal payments on notes receivable....................     60,392      28,638
  Property and equipment, net...............................     (1,763)       (226)
                                                              ---------    --------
  Net cash provided by investing activities.................      7,470         278
                                                              ---------    --------

Cash flows from financing activities
  Proceeds from borrowing on notes payable..................    315,881     123,368
  Principal payments on notes payable.......................   (259,590)   (150,705)
  Purchase of 12 1/2% Senior Notes..........................    (21,125)    (17,700)
  Common stock issued for exercised options.................        656          --
                                                              ---------    --------
  Net cash provided by (used in) financing activities.......     35,822     (45,037)
                                                              ---------    --------
Net increase (decrease) in cash and cash equivalents........     13,775     (16,732)
Cash and cash equivalents -- beginning of period............      2,154      23,955
                                                              ---------    --------
Cash and cash equivalents -- end of period..................  $  15,929    $  7,223
                                                              =========    ========

Supplemental disclosures of cash flow information
  Cash paid during the period for interest, net of amounts
     capitalized............................................  $   7,677    $  9,633
                                                              =========    ========
  Issuance of notes payable for land acquisitions...........  $  10,042    $  7,215
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

     The interim consolidated financial statements have been prepared in accordance with the Company's customary accounting practices. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a presentation in accordance with generally accepted accounting principles have been included. Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

     The Company designs, constructs and sells a wide range of homes designed to meet the specific needs of each of its markets. For internal reporting purposes, the Company is organized into five geographic home building regions and its mortgage operations. Because each of the Company's geographic home building regions has similar economic characteristics, housing products and class of prospective buyers, the geographic home building regions have been aggregated into a single home building segment. Mortgage company operations did not meet the materiality thresholds which would require disclosure for the nine months ended September 30, 2000 and 1999, and accordingly, are not separately reported.

     The Company evaluates performance and allocates resources primarily based on the operating income of individual home building projects. Operating income is defined by the Company as sales of homes, lots and land and management fee income; less cost of sales, impairment losses on real estate, selling and marketing, general and administrative expenses and amortization of goodwill. Accordingly, operating income excludes certain expenses included in the determination of net income. Operating income from home building operations, including income from the Company's investment in unconsolidated joint ventures, totaled $8.3 million and $13.5 million for the three months ended September 30, 2000 and 1999, respectively, and $28.7 million and $32.2 million for the nine months ended September 30, 2000 and 1999, respectively. All other segment measurements are disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

     All revenues are from external customers. There were no customers that contributed 10% or more of the Company's total revenues during the three and nine months ended September 30, 2000 and 1999.

     Management fee income represents income recognized in the current period from unconsolidated joint ventures in accordance with joint venture and/or operating agreements. Such fees are reimbursements of overhead expenses incurred by the Company as the managing partner or member of the unconsolidated joint ventures. Prior to January 1, 2000, management fee income had been reflected as a reduction of general and

                               WILLIAM LYON HOMES

                                  (UNAUDITED)

administrative expense. For the three and nine months ended September 30, 2000, management fee income has been reported as a separate item and not reflected as a reduction of general and administrative expense. The corresponding amounts of management fee income for the three and nine months ended September 30, 1999 have been reclassified to conform to the presentation for the three and nine months ended September 30, 2000. This reclassification did not change the reported amount of operating income or net income for any periods presented.

     Earnings per share amounts for all periods presented conform to Financial Accounting Standards Board Statement No. 128, Earnings Per Share. Basic earnings per common share for the three and nine months ended September 30, 2000 are based on 10,524,349 and 10,476,567 weighted average shares of common stock outstanding, respectively. Fully diluted earnings per common share for the three and nine months ended September 30, 2000 are based on 10,527,639 and 10,479,706 weighted average shares of common stock outstanding, respectively. Basic and diluted earnings per common share for the three and nine months ended September 30, 1999 are based on 10,439,135 shares of common stock outstanding, after adjustment for the retroactive effect of the merger with a wholly-owned subsidiary and the conversion of each share of previously outstanding Series A and Series B common stock into 0.2 common share of the surviving company, as described in Note 3.

     The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities as of September 30, 2000 and December 31, 1999 and revenues and expenses for the periods presented. Accordingly, actual results could differ materially from those estimates in the near-term.

     Effective as of January 1, 1994, the Company completed a capital restructuring and quasi-reorganization. The quasi-reorganization resulted in the adjustment of assets and liabilities to estimated fair values and the elimination of an accumulated deficit effective January 1, 1994. Income tax benefits resulting from the utilization of net operating loss and other carryforwards existing at January 1, 1994 and temporary differences existing prior to or resulting from the quasi-reorganization, are excluded from the results of operations and credited to paid-in capital. During the three and nine months ended September 30, 2000 income tax benefits of $1,438,000 and $5,160,000, respectively, were excluded from results of operations and not reflected as a reduction to the Company's provision for income taxes but credited directly to paid-in capital. During the three and nine months ended September 30, 1999 income tax benefits of $1,797,000 and $4,288,000, respectively, were excluded from results of operations and credited directly to paid-in capital.

     The $5,160,000 included in the Company's provision for income taxes for the 2000 period represents income taxes which the Company will not be required to pay. As described above, the pre-quasi-reorganization income tax benefits which would otherwise reduce the provision for income taxes are credited directly to paid-in capital.

     Stockholders' equity per common share increased by $0.86 per share during the three months ended September 30, 2000 as a result of the net income for the period and the income tax benefits credited directly to paid-in capital for the period, compared with an increase of $1.20 for the comparable period a year ago. Stockholders' equity per common share increased by $2.68 per share during the nine months ended September 30, 2000 as a result of the net income for the period and the income tax benefits credited directly to paid-in capital for the period, compared with an increase of $2.86 for the comparable period a year ago.

NOTE 2 -- ACQUISITION OF SUBSTANTIALLY ALL OF THE ASSETS OF WILLIAM LYON HOMES, INC.

     On November 5, 1999, the Company as described below, acquired substantially all of the assets and assumed substantially all of the related liabilities of William Lyon Homes, Inc. ("Old William Lyon Homes"), in accordance with a Purchase Agreement executed as of October 7, 1999 with Old William Lyon

                               WILLIAM LYON HOMES

                                  (UNAUDITED)

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

                               WILLIAM LYON HOMES

                                  (UNAUDITED)

     In connection with the acquisition and merger, the Company incurred costs of approximately $917,000 and $2,197,000 for the three and nine months ended September 30, 1999, respectively, which are reflected in the Consolidated Statements of Income as financial advisory expenses.

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

NOTE 4 -- INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED JOINT VENTURES

     The Company and certain of its subsidiaries are general partners or members in twenty-five joint ventures involved in the development and sale of residential projects. Such joint ventures are 50% or less owned and, accordingly, the financial statements of such joint ventures are not consolidated with the Company's financial statements. The Company's investments in unconsolidated joint ventures are accounted for using the equity method. Condensed combined financial information of these joint ventures as of September 30, 2000 and December 31, 1999 and for the three and nine months ended September 30, 2000 and 1999 is summarized as follows:

                       CONDENSED COMBINED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                             SEPTEMBER 30,    DECEMBER 31,
                                                                 2000             1999
                                                             -------------    ------------
                                                              (UNAUDITED)
                                          ASSETS

Cash and cash equivalents..................................    $  9,426         $  7,197
Receivables................................................         637            1,275
Real estate inventories....................................     294,596          240,056
Other assets...............................................           7              735
                                                               --------         --------
                                                               $304,666         $249,263
                                                               ========         ========

                             LIABILITIES AND OWNERS' CAPITAL

Accounts payable...........................................    $ 18,519         $  8,558
Accrued expenses...........................................       4,768            5,488
Notes payable..............................................      74,313           54,069
Advances from William Lyon Homes and subsidiaries..........       5,401            1,055
                                                               --------         --------
                                                                103,001           69,170
                                                               --------         --------
Owners' capital
  William Lyon Homes and subsidiaries......................      44,752           49,227
  Others...................................................     156,913          130,866
                                                               --------         --------
                                                                201,665          180,093
                                                               --------         --------
                                                               $304,666         $249,263
                                                               ========         ========

                               WILLIAM LYON HOMES

                                  (UNAUDITED)

                    CONDENSED COMBINED STATEMENTS OF INCOME
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                            THREE MONTHS ENDED     NINE MONTHS ENDED
                                               SEPTEMBER 30,         SEPTEMBER 30,
                                            -------------------   --------------------
                                              2000       1999       2000        1999
                                            --------   --------   ---------   --------
Home sales...............................   $ 62,844   $ 52,577   $ 211,229   $123,113
Operating costs
  Cost of sales -- homes.................    (52,763)   (39,764)   (175,320)   (97,359)
  Sales and marketing....................     (2,292)    (1,469)     (7,547)    (4,038)
                                            --------   --------   ---------   --------
Operating income.........................      7,789     11,344      28,362     21,716
Other income, net........................         62        192         378        414
                                            --------   --------   ---------   --------
Net income...............................   $  7,851   $ 11,536   $  28,740   $ 22,130
                                            ========   ========   =========   ========
Allocation to owners
  William Lyon Homes and subsidiaries....   $  3,795   $  7,414   $  14,281   $ 12,278
  Others.................................      4,056      4,122      14,459      9,852
                                            --------   --------   ---------   --------
                                            $  7,851   $ 11,536   $  28,740   $ 22,130
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

     At September 30, 2000, the Company's Consolidated Tangible Net Worth was $73,623,000. As long as the Company's Consolidated Tangible Net Worth is not less than $60,000,000 on the last day of each of any two consecutive fiscal quarters, the Company will not be required to make similar offers to purchase $20,000,000 in principal amount of the Senior Notes.

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

                          CONSOLIDATING BALANCE SHEET

                               SEPTEMBER 30, 2000
                                 (IN THOUSANDS)

                                                  UNCONSOLIDATED
                                      ---------------------------------------
                                      DELAWARE   WILLIAM LYON   NON-GUARANTOR   ELIMINATING   CONSOLIDATED
                                        LYON     HOMES, INC.    SUBSIDIARIES      ENTRIES       COMPANY
                                      --------   ------------   -------------   -----------   ------------
ASSETS
Cash and cash equivalents...........  $     --     $ 14,487        $ 1,442       $      --      $ 15,929
Receivables.........................        --        5,588          9,405              --        14,993
Real estate inventories.............        --      224,904          2,536              --       227,440
Investments in and advances to
  unconsolidated joint ventures.....        --       17,470         32,683              --        50,153
Property and equipment, net.........        --        2,605            277              --         2,882
Deferred loan costs.................       275          641             --              --           916
Goodwill............................        --        7,448             --              --         7,448
Other assets........................        --       27,128             --              --        27,128
Investments in subsidiaries.........    78,033       36,470             --        (114,503)           --
Intercompany receivables............    87,215        5,311             --         (92,526)           --
                                      --------     --------        -------       ---------      --------
                                      $165,523     $342,052        $46,343       $(207,029)     $346,889
                                      ========     ========        =======       =========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable....................  $     --     $ 27,407        $   339       $      --      $ 27,746
Accrued expenses....................        --       24,546          1,464              --        26,010
Notes payable.......................        --      127,129          5,792              --       132,921
12 1/2% Senior Notes................    78,225           --             --              --        78,225
Intercompany payables...............     5,311       87,215             --         (92,526)           --
                                      --------     --------        -------       ---------      --------
          Total liabilities.........    83,536      266,297          7,595         (92,526)      264,902
Stockholders' equity................    81,987       75,755         38,748        (114,503)       81,987
                                      --------     --------        -------       ---------      --------
                                      $165,523     $342,052        $46,343       $(207,029)     $346,889
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
                                      ========      ========         =======       =========      ========

                               WILLIAM LYON HOMES

                                  (UNAUDITED)

                       CONSOLIDATING STATEMENT OF INCOME

                     THREE MONTHS ENDED SEPTEMBER 30, 2000
                                 (IN THOUSANDS)

                                                    UNCONSOLIDATED
                                        ---------------------------------------
                                        DELAWARE   WILLIAM LYON   NON-GUARANTOR   ELIMINATING   CONSOLIDATED
                                          LYON     HOMES, INC.    SUBSIDIARIES      ENTRIES       COMPANY
                                        --------   ------------   -------------   -----------   ------------
Operating revenue
  Sales...............................   $   --      $ 78,898        $ 9,818       $     --       $ 88,716
  Management fee income...............       --           221          2,104             --          2,325
                                         ------      --------        -------       --------       --------
                                             --        79,119         11,922             --         91,041
                                         ------      --------        -------       --------       --------

Operating costs
  Cost of sales.......................       --       (65,049)        (8,906)            --        (73,955)
  Sales and marketing.................       --        (3,637)          (483)            --         (4,120)
  General and administrative..........       --        (7,338)           (83)            --         (7,421)
  Amortization of goodwill............       --          (310)            --             --           (310)
                                         ------      --------        -------       --------       --------
                                             --       (76,334)        (9,472)            --        (85,806)
                                         ------      --------        -------       --------       --------
Equity in income of unconsolidated
  joint ventures......................       --           587          3,208             --          3,795
                                         ------      --------        -------       --------       --------
Income from subsidiaries..............    7,564         6,086             --        (13,650)            --
                                         ------      --------        -------       --------       --------
Operating income......................    7,564         9,458          5,658        (13,650)         9,030
Interest expense, net of amounts
  capitalized.........................       --        (1,239)           (10)            --         (1,249)
Other income (expense), net...........       --           675            440             --          1,115
                                         ------      --------        -------       --------       --------
Income before income taxes............    7,564         8,894          6,088        (13,650)         8,896
Provision for income taxes
  Income taxes -- benefit credited to
     paid-in capital..................       --        (1,438)            --             --         (1,438)
  Income taxes -- alternate minimum
     tax..............................       --           106             --             --            106
                                         ------      --------        -------       --------       --------
Net income............................   $7,564      $  7,562        $ 6,088       $(13,650)      $  7,564
                                         ======      ========        =======       ========       ========

                               WILLIAM LYON HOMES

                                  (UNAUDITED)

                       CONSOLIDATING STATEMENT OF INCOME

                     THREE MONTHS ENDED SEPTEMBER 30, 1999
                                 (IN THOUSANDS)

                                                    UNCONSOLIDATED
                                        ---------------------------------------
                                        DELAWARE   WILLIAM LYON   NON-GUARANTOR   ELIMINATING   CONSOLIDATED
                                          LYON     HOMES, INC.    SUBSIDIARIES      ENTRIES       COMPANY
                                        --------   ------------   -------------   -----------   ------------
Operating revenue
  Sales...............................  $    --      $ 74,828       $ 13,535       $     --       $ 88,363
  Management fee income...............       --           185            982             --          1,167
                                        -------      --------       --------       --------       --------
                                             --        75,013         14,517             --         89,530
                                        -------      --------       --------       --------       --------

Operating costs
  Cost of sales.......................       --       (62,239)       (10,904)            --        (73,143)
  Sales and marketing.................       --        (3,569)          (629)            --         (4,198)
  General and administrative..........       --        (6,057)           (54)            --         (6,111)
                                        -------      --------       --------       --------       --------
                                             --       (71,865)       (11,587)            --        (83,452)
                                        -------      --------       --------       --------       --------
Equity in income of unconsolidated
  joint ventures......................       --         1,127          6,287             --          7,414
                                        -------      --------       --------       --------       --------
Income from subsidiaries..............   11,637         9,113             --        (20,750)            --
                                        -------      --------       --------       --------       --------
Operating income......................   11,637        13,388          9,217        (20,750)        13,492
Interest expense, net of amounts
  capitalized.........................       --          (540)          (343)            --           (883)
Financial advisory expenses...........     (917)           --             --             --           (917)
Other income (expense), net...........       --           452            373             --            825
                                        -------      --------       --------       --------       --------
Income before income taxes............   10,720        13,300          9,247        (20,750)        12,517
Provision for income taxes
  Income taxes -- benefit credited to
     paid-in capital..................       --        (1,797)            --             --         (1,797)
                                        -------      --------       --------       --------       --------
Net income............................  $10,720      $ 11,503       $  9,247       $(20,750)      $ 10,720
                                        =======      ========       ========       ========       ========

                               WILLIAM LYON HOMES

                                  (UNAUDITED)

                       CONSOLIDATING STATEMENT OF INCOME

                      NINE MONTHS ENDED SEPTEMBER 30, 2000
                                 (IN THOUSANDS)

                                                    UNCONSOLIDATED
                                        ---------------------------------------
                                        DELAWARE   WILLIAM LYON   NON-GUARANTOR   ELIMINATING   CONSOLIDATED
                                          LYON     HOMES, INC.    SUBSIDIARIES      ENTRIES       COMPANY
                                        --------   ------------   -------------   -----------   ------------
Operating revenue
  Sales...............................  $    --     $ 225,001       $ 23,433       $     --      $ 248,434
  Management fee income...............       --           896          5,400             --          6,296
                                        -------     ---------       --------       --------      ---------
                                             --       225,897         28,833             --        254,730
                                        -------     ---------       --------       --------      ---------

Operating costs
  Cost of sales.......................       --      (183,322)       (20,437)            --       (203,759)
  Sales and marketing.................       --        (9,847)        (1,255)            --        (11,102)
  General and administrative..........       --       (23,604)          (202)            --        (23,806)
  Amortization of goodwill............       --          (934)            --             --           (934)
                                        -------     ---------       --------       --------      ---------
                                             --      (217,707)       (21,894)            --       (239,601)
                                        -------     ---------       --------       --------      ---------
Equity in income of unconsolidated
  joint ventures......................       --         1,381         12,900             --         14,281
                                        -------     ---------       --------       --------      ---------
Income from subsidiaries..............   22,374        20,276             --        (42,650)            --
                                        -------     ---------       --------       --------      ---------
Operating income......................   22,374        29,847         19,839        (42,650)        29,410
Interest expense, net of amounts
  capitalized.........................       --        (4,472)          (254)            --         (4,726)
Other income (expense), net...........       --         2,998            688             --          3,686
                                        -------     ---------       --------       --------      ---------
Income before income taxes and
  extraordinary item..................   22,374        28,373         20,273        (42,650)        28,370
Provision for income taxes
  Income taxes -- benefit credited to
     paid-in capital..................       --        (5,160)            --             --         (5,160)
  Income taxes -- alternate minimum
     tax..............................       --          (836)            --             --           (836)
                                        -------     ---------       --------       --------      ---------
Income before extraordinary item......   22,374        22,377         20,273        (42,650)        22,374
Extraordinary item -- gain from
  retirement of debt, net of
  applicable income taxes.............      496            --             --             --            496
                                        -------     ---------       --------       --------      ---------
Net income............................  $22,870     $  22,377       $ 20,273       $(42,650)     $  22,870
                                        =======     =========       ========       ========      =========

                               WILLIAM LYON HOMES

                                  (UNAUDITED)

                     CONSOLIDATING STATEMENT OF OPERATIONS

                      NINE MONTHS ENDED SEPTEMBER 30, 1999
                                 (IN THOUSANDS)

                                                    UNCONSOLIDATED
                                        ---------------------------------------
                                        DELAWARE   WILLIAM LYON   NON-GUARANTOR   ELIMINATING   CONSOLIDATED
                                          LYON     HOMES, INC.    SUBSIDIARIES      ENTRIES       COMPANY
                                        --------   ------------   -------------   -----------   ------------
Operating revenue
  Sales...............................  $    --     $ 214,354       $ 52,021       $     --      $ 266,375
  Management fee income...............       --           504          2,644             --          3,148
                                        -------     ---------       --------       --------      ---------
                                             --       214,858         54,665             --        269,523
                                        -------     ---------       --------       --------      ---------

Operating costs
  Cost of sales.......................       --      (180,446)       (40,555)            --       (221,001)
  Sales and marketing.................       --       (10,530)        (2,128)            --        (12,658)
  General and administrative..........       --       (15,809)          (156)            --        (15,965)
                                        -------     ---------       --------       --------      ---------
                                             --      (206,785)       (42,839)            --       (249,624)
                                        -------     ---------       --------       --------      ---------
Equity in income of unconsolidated
  joint ventures......................       --         1,524         10,754             --         12,278
                                        -------     ---------       --------       --------      ---------
Income from subsidiaries..............   26,001        21,898             --        (47,899)            --
                                        -------     ---------       --------       --------      ---------
Operating income......................   26,001        31,495         22,580        (47,899)        32,177
Interest expense, net of amounts
  capitalized.........................       --        (2,810)        (1,744)            --         (4,554)
Financial advisory expenses...........   (2,197)           --             --             --         (2,197)
Other income (expense), net...........       --           931          1,435             --          2,366
                                        -------     ---------       --------       --------      ---------
Income before income taxes and
  extraordinary item..................   23,804        29,616         22,271        (47,899)        27,792
Provision for income taxes
  Income taxes -- benefit credited to
     paid-in capital..................       --        (3,988)            --             --         (3,988)
                                        -------     ---------       --------       --------      ---------
Income before extraordinary item......   23,804        25,628         22,271        (47,899)        23,804
                                        -------     ---------       --------       --------      ---------
Extraordinary item -- gain from
  retirement of debt, net of
  applicable income taxes.............    1,789            --             --             --          1,789
                                        -------     ---------       --------       --------      ---------
Net income............................  $25,593     $  25,628       $ 22,271       $(47,899)     $  25,593
                                        =======     =========       ========       ========      =========

                               WILLIAM LYON HOMES

                                  (UNAUDITED)

                     CONSOLIDATING STATEMENT OF CASH FLOWS

                      NINE MONTHS ENDED SEPTEMBER 30, 2000
                                 (IN THOUSANDS)

                                                        UNCONSOLIDATED
                                            ---------------------------------------
                                            DELAWARE   WILLIAM LYON   NON-GUARANTOR   ELIMINATING   CONSOLIDATED
                                              LYON     HOMES, INC.    SUBSIDIARIES      ENTRIES       COMPANY
                                            --------   ------------   -------------   -----------   ------------
Cash flows from operating activities:
  Net income..............................  $ 22,870     $ 22,377       $ 20,273       $(42,650)     $  22,870
  Adjustments to reconcile net income to
     net cash (used in) provided by
     operating activities:
     Depreciation and amortization........        --        1,939             59             --          1,998
     Equity in income of unconsolidated
       joint ventures.....................        --       (1,381)       (12,900)            --        (14,281)
     Equity in earnings of subsidiaries...   (22,374)     (20,276)            --         42,650             --
     Extraordinary gain on repurchase of
       senior notes.......................      (522)          --             --             --           (522)
     Provision for income taxes...........        --        6,022             --             --          6,022
     Net changes in operating assets and
       liabilities:
       Other receivables..................        --        3,131           (884)            --          2,247
       Intercompany
          receivables/payables............      (275)         275             --             --             --
       Real estate inventories............        --      (46,624)         3,455             --        (43,169)
       Deferred loan costs................       301          381             --             --            682
       Other assets.......................        --       (9,728)            22             --         (9,706)
       Accounts payable...................        --       12,192            (99)            --         12,093
       Accrued expenses...................        --       (7,517)          (234)            --         (7,751)
                                            --------     --------       --------       --------      ---------
  Net cash (used in) provided by operating
     activities...........................        --      (39,209)         9,692             --        (29,517)
                                            --------     --------       --------       --------      ---------
Cash flows from investing activities:
  Investment in unconsolidated joint
     ventures.............................        --          140         11,020             --         11,160
  Issuance of/payments on notes
     receivable...........................        --       (1,927)            --             --         (1,927)
  Purchases of property and equipment.....        --       (1,495)          (268)            --         (1,763)
  Investment in subsidiaries..............        --       23,625             --        (23,625)            --
  Advances to affiliates..................    20,469           --             --        (20,469)            --
                                            --------     --------       --------       --------      ---------
  Net cash provided by investing
     activities...........................    20,469       20,343         10,752        (44,094)         7,470
                                            --------     --------       --------       --------      ---------
Cash flows from financing activities:
  Proceeds from borrowings on notes
     payable..............................        --      253,562         62,319             --        315,881
  Principal payments on notes payable.....        --     (199,930)       (59,660)            --       (259,590)
  Purchase of 12 1/2% Senior Notes........   (21,125)          --             --             --        (21,125)
  Distributions to/contributions from
     shareholders.........................        --         (498)       (22,471)        22,969             --
  Common stock issued for exercised
     options..............................       656           --             --             --            656
  Advances from affiliates................        --      (21,125)            --         21,125             --
                                            --------     --------       --------       --------      ---------
  Net cash (used in) provided by financing
     activities...........................   (20,469)      32,009        (19,812)        44,094         35,822
                                            --------     --------       --------       --------      ---------
Net increase in cash and cash
  equivalents.............................        --       13,143            632             --         13,775
Cash and cash equivalents at beginning of
  period..................................        --        1,344            810             --          2,154
                                            --------     --------       --------       --------      ---------
Cash and cash equivalents at end of
  period..................................  $     --     $ 14,487       $  1,442       $     --      $  15,929
                                            ========     ========       ========       ========      =========

                               WILLIAM LYON HOMES

                                  (UNAUDITED)

                     CONSOLIDATING STATEMENT OF CASH FLOWS

                      NINE MONTHS ENDED SEPTEMBER 30, 1999
                                 (IN THOUSANDS)

                                                        UNCONSOLIDATED
                                            ---------------------------------------
                                            DELAWARE   WILLIAM LYON   NON-GUARANTOR   ELIMINATING   CONSOLIDATED
                                              LYON     HOMES, INC.    SUBSIDIARIES      ENTRIES       COMPANY
                                            --------   ------------   -------------   -----------   ------------
Cash flows from operating activities:
  Net income..............................  $ 25,593     $ 25,628       $ 22,271       $(47,899)      $ 25,593
  Adjustments to reconcile net income to
     net cash provided by operating
     activities:
     Depreciation and amortization........        --          809             70             --            879
     Equity in earnings of joint
       ventures...........................        --       (1,524)       (10,754)            --        (12,278)
     Equity in earnings of subsidiaries...   (26,001)     (21,898)            --         47,899             --
     Extraordinary gain on repurchase of
       Senior Notes.......................    (2,089)          --             --             --         (2,089)
     Provision for income taxes...........        --        4,288             --             --          4,288
     Net changes in operating assets and
       liabilities:
       Other receivables..................        --        3,060         (5,930)            --         (2,870)
       Intercompany
          receivables/payables............     2,051       (2,051)            --             --             --
       Real estate inventories............        --        9,262          7,678             --         16,940
       Deferred loan costs................       446          490             30             --            966
       Other assets.......................        --       (2,785)            39             --         (2,746)
       Accounts payable...................        --        4,177           (849)            --          3,328
       Accrued expenses...................        --       (3,628)          (356)            --         (3,984)
                                            --------     --------       --------       --------       --------
  Net cash provided by operating
     activities...........................        --       15,828         12,199             --         28,027
                                            --------     --------       --------       --------       --------
Cash flows from investing activities:
  Investment in unconsolidated joint
     ventures.............................        --         (282)         6,390             --          6,108
  Issuance of/payments on notes
     receivable...........................        --       (5,604)            --             --         (5,604)
  Purchases of property and equipment.....        --         (185)           (41)            --           (226)
  Investment in subsidiaries..............        --       17,728             --        (17,728)            --
  Advances to affiliates..................    17,700           --             --        (17,700)            --
                                            --------     --------       --------       --------       --------
Net cash provided by investing
  activities..............................    17,700       11,657          6,349        (35,428)           278
                                            --------     --------       --------       --------       --------
Cash flows from financing activities:
  Proceeds from borrowings on notes
     payable..............................        --       80,307         43,061             --        123,368
  Principal payments on notes payable.....        --     (107,449)       (43,256)            --       (150,705)
  Purchase of 12 1/2% Senior Notes........   (17,700)          --             --             --        (17,700)
  Distributions to/contributions from
     shareholders.........................        --         (221)       (17,507)        17,728             --
  Advances from affiliates................        --      (17,700)            --         17,700             --
                                            --------     --------       --------       --------       --------
Net cash used in financing activities.....   (17,700)     (45,063)       (17,702)        35,428        (45,037)
                                            --------     --------       --------       --------       --------
Net (decrease) increase in cash and cash
  equivalents.............................        --      (17,578)           846             --        (16,732)
Cash and cash equivalents at beginning of
  period..................................        --       22,605          1,350             --         23,955
                                            --------     --------       --------       --------       --------
Cash and cash equivalents at end of
  period..................................  $     --     $  5,027       $  2,196       $     --       $  7,223
                                            ========     ========       ========       ========       ========

                               WILLIAM LYON HOMES

                                  (UNAUDITED)

NOTE 6 -- GAIN FROM SALE OF OFFICE BUILDING

     In March 2000, the Company completed the sale of an office building where its prior executive offices were located in Newport Beach, California which was no longer needed after the consolidation of certain of the Company's operations. The sales price was $2,120,000 which the Company received in cash at closing. The net gain from the sale of approximately $1,747,000 is reflected in Other income (expense), net on the Consolidated Statement of Income for the nine months ended September 30, 2000.

NOTE 7 -- GAIN FROM RETIREMENT OF DEBT

     In April and May 2000, the Company purchased $21,775,000 principal amount of its outstanding Senior Notes at a cost of $21,125,000. The net gain resulting from the purchase was $496,000 after giving effect to income taxes of $26,000 and amortization of related loan costs of $128,000. Such gain is reflected as an extraordinary item in the Company's results of operations for the nine months ended September 30, 2000.

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

NOTE 8 -- STOCK OPTIONS

     Effective on May 12, 2000 and August 21, 2000, certain officers exercised options to purchase 48,334 and 82,754 shares, respectively, of the Company's common stock at a price of $5.00 per share in accordance with the Company's 1991 Stock Option Plan, as amended. As of September 30, 2000, outstanding options to purchase common stock under the Company's 1991 Stock Option Plan are as follows:
13,912 options priced at $5.00 and 16,000 options priced at $14.375.

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

     The Company purchased real estate projects for a total purchase price of $5,529,700 during the nine months ended September 30, 2000 from entities controlled by William Lyon and William H. Lyon.

                               WILLIAM LYON HOMES

                                  (UNAUDITED)

     On October 26, 2000, the Company's Board of Directors (with Messrs. William Lyon and William H. Lyon abstaining) approved the purchase of 579 lots for a total purchase price of $12,581,000 from an entity controlled by William Lyon and William H. Lyon. The terms of the purchase agreement provide for an initial option payment of $1,000,000 and a rolling option takedown of the lots. Phase takedowns of approximately 20 lots each are anticipated to occur at two to three month intervals for each of several product types through September 2004. In addition, one-half of the net profits in excess of six percent from the development are to be paid to the seller. This land acquisition qualifies as an affiliate transaction under the Company's $200,000,000 12 1/2% Senior Notes due July 1, 2001 Indenture dated as of June 29, 1994 ("Indenture"). Pursuant to the terms of the Indenture, the Company has determined that the land acquisition is on terms that are no less favorable to the Company than those that would have been obtained in a comparable transaction by the Company with an unrelated person. The Company has delivered to the Trustee under the Indenture a resolution of the Board of Directors of the Company set forth in an Officers' Certificate certifying that the land acquisition is on terms that are no less favorable to the Company than those that would have been obtained in a comparable transaction by the Company with an unrelated person and the land acquisition has been approved by a majority of the disinterested members of the Board of Directors of the Company. Further, the Company has delivered to the Trustee under the Indenture a determination of value by a real estate appraisal firm which is of regional standing in the region in which the subject property is located and is MAI certified.

     For the three and nine months ended September 30, 2000, the Company earned management fees of $49,000 and $330,000, respectively; and accrued on-site labor costs of $132,000 and $408,000, respectively, for managing and selling real estate owned by entities controlled by William Lyon and William H. Lyon of which $105,000 was due the Company at September 30, 2000.

     For the three and nine months ended September 30, 2000, the Company incurred charges of $182,000 and $535,000, respectively, related to rent on its corporate office, from an entity controlled by William Lyon and William H. Lyon.

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

     In connection with the acquisition and merger, the Company incurred costs of approximately $917,000 and $2,197,000 for the three and nine months ended September 30, 1999, respectively, which are reflected in the Consolidated Statements of Income as financial advisory expenses.

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

     At September 30, 2000, the Company's Consolidated Tangible Net Worth was $73.6 million. As long as the Company's Consolidated Tangible Net Worth is not less than $60.0 million on the last day of each of any two consecutive fiscal quarters, the Company will not be required to make similar offers to purchase $20 million in principal amount of the Senior Notes.

     Because of the Company's obligation to offer to purchase $20 million of the Senior Notes every six months so long as the Company's Consolidated Tangible Net Worth was less than $60 million on the last day of each of any two consecutive fiscal quarters, the Company has been restricted in its ability to acquire, hold and develop real estate projects. The Company changed its operating strategy during 1997 to finance certain projects by forming joint ventures with venture partners that would provide a substantial portion of the capital necessary to develop these projects. The Company believes that the use of joint venture partnerships better enables it to reduce its capital investments and risks in the highly capital intensive California markets, as well as to repurchase the Company's Senior Notes as described above. The Company generally receives, after priority returns and capital distributions to its partners, approximately 50% of the profits and losses, and cash flows from joint ventures.

     As of September 30, 2000, the Company and certain of its subsidiaries are general partners or members in twenty-five joint ventures involved in the development and sale of residential projects. Such joint ventures are 50% or less owned and, accordingly, the financial statements of such joint ventures are not consolidated with the Company's financial statements. The Company's investments in unconsolidated joint ventures are accounted for using the equity method. See Note 4 of "Notes to Consolidated Financial Statements" for condensed combined financial information for these joint ventures. Based upon current estimates, all future development and construction costs will be funded by the Company's venture partners or from the proceeds of construction financing obtained by the joint ventures.

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

     On August 29, 2000 the Company announced that it had received a letter from the NYSE dated as of August 14, 2000 notifying the Company that the plan period under the NYSE's Continued Listing Program for the Company was completed as of August 5, 2000. According to the NYSE letter, the Company completed the plan period and is now considered a "company in good standing" by achieving both market capitalization and shareholders' equity in excess of $50 million. As a result of the Company's good standing, the Company has formally been removed from the NYSE's "Watch List". However, the Company is subject to a 12-month follow-up period within which the Company will be reviewed to ensure that the Company does not once again fall below any of the NYSE's continued listing standards. Although no quarterly updates are required during the follow-up period, the Company is still obligated to be proactive in its discussions with the NYSE, especially involving events that might effect triggering any of the continued listing requirements. As of and through September 30, 2000, the Company was in compliance with all NYSE listing criteria.

RESULTS OF OPERATIONS

  OVERVIEW AND RECENT RESULTS

     Homes sold, closed and in backlog for the Company and its unconsolidated joint ventures as of and for the periods presented are as follows:

                                                   AS OF AND FOR             AS OF AND FOR
                                                  THE THREE MONTHS          THE NINE MONTHS
                                                ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                                --------------------      --------------------
                                                  2000        1999          2000        1999
                                                --------    --------      --------    --------
Number of homes sold
  Company.....................................      475         337         1,313       1,275
  Unconsolidated joint ventures...............      204         110           713         431
                                                 ------      ------        ------      ------
                                                    679         447         2,026       1,706
                                                 ======      ======        ======      ======
Number of homes closed
  Company.....................................      396         441         1,102       1,280
  Unconsolidated joint ventures...............      147         144           547         356
                                                 ------      ------        ------      ------
                                                    543         585         1,649       1,636
                                                 ======      ======        ======      ======
Backlog of homes sold but not closed at end of
  period
  Company.....................................      654         484           654         484
  Unconsolidated joint ventures...............      353         203           353         203
                                                 ------      ------        ------      ------
                                                  1,007         687         1,007         687
                                                 ======      ======        ======      ======
Dollar amount of backlog of homes sold but not
  closed at end of period (in millions):
  Company.....................................   $154.5      $ 97.7        $154.5      $ 97.7
  Unconsolidated joint ventures...............    158.9        81.8         158.9        81.8
                                                 ------      ------        ------      ------
                                                 $313.4      $179.5        $313.4      $179.5
                                                 ======      ======        ======      ======

     As previously described, on November 5, 1999 the Company completed the acquisition of substantially all of the assets of Old William Lyon Homes. If the acquisition had been completed as of September 30, 1999, pro forma backlog information as of September 30, 1999 would have been as follows:

Backlog of homes sold but not closed at September 30, 1999
  Company combined total....................................     687
  Old William Lyon Homes....................................     354
                                                              ------
  Combined pro forma total..................................   1,041
                                                              ======

Dollar amount of backlog of homes sold but not closed at
  September 30, 1999
  (in millions):
  Company combined total....................................  $179.5
  Old William Lyon Homes....................................    91.7
                                                              ------
  Combined pro forma total..................................  $271.2
                                                              ======

     Homes in backlog are generally closed within three to six months. The dollar amount of backlog of homes sold but not closed as of September 30, 2000 was $313.4 million, as compared to $179.5 million as of September 30, 1999 ($271.2 million on a combined pro forma basis at September 30, 1999) and $273.6 million as of June 30, 2000. The cancellation rate of buyers who contracted to buy a home but did not close escrow at the Company's projects was approximately 15% during 1999 and 19% during the first nine months of 2000.

     The number of homes sold for the quarter ended September 30, 2000 increased 52 percent to 679 units from 447 a year ago. For the third quarter of 2000, the number of homes sold increased 15 percent to 679 from

588 units in the second quarter of 2000. The number of homes closed in the third quarter of 2000 decreased 7 percent to 543 from 585 in the third quarter of 1999. The backlog of homes sold as of September 30, 2000 was 1,007, up 47 percent from 687 units a year earlier (down 3 percent from 1,041 units a year earlier on a combined pro forma basis), and up 16 percent from 871 units at June 30, 2000.

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

     The following represents the home sales and excess of revenue from sales over related cost of sales (i.e., gross profit) of the three master-planned communities since the recordation of impairment losses on June 30, 1997:

                                  FOR THE                                          FOR THE
                                 SIX MONTHS       FOR THE         FOR THE        NINE MONTHS
                                   ENDED         YEAR ENDED      YEAR ENDED         ENDED
                                DECEMBER 31,    DECEMBER 31,    DECEMBER 31,    SEPTEMBER 30,
                                    1997            1998            1999            2000
                                ------------    ------------    ------------    -------------
Sales.........................  $17,662,000     $54,828,000     $79,584,000      $40,114,000
Gross profit..................  $ 1,202,000     $ 5,850,000     $13,012,000      $10,642,000
Gross profit %................          6.8%           10.7%           16.4%            26.5%

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

  COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2000 TO THREE MONTHS ENDED SEPTEMBER 30, 1999

     Operating revenue for the three months ended September 30, 2000 was $91.0 million, an increase of $1.5 million (1.7%) from operating revenue of $89.5 million for the three months ended September 30, 1999.

Revenue from sales of homes decreased $1.0 million (1.1%) to $88.6 million in the 2000 period from $87.6 million in the 1999 period. This decrease was due primarily to a decrease in the number of wholly-owned units closed to 396 in the 2000 period from 441 in the 1999 period, offset by an increase in the average sales prices of wholly-owned units to $223,800 in the 2000 period from $199,000 in the 1999 period. Management fee income increased by $1.1 million to $2.3 million in the 2000 period from $1.2 million in the 1999 period as a direct result of the Company's strategy of financing an increased number of projects through unconsolidated joint ventures. Equity in income of unconsolidated joint ventures amounting to $3.8 million was recognized in the 2000 period, down from $7.4 million in the comparable period for 1999 as a result of the close-out in 2000 of certain joint ventures from which the Company had realized significant income in 1999.

     Total operating income decreased from $13.5 million in the 1999 period to $9.0 million in the 2000 period. The excess of revenue from sales of homes over the related cost of sales decreased by $0.8 million to $14.8 million in the 2000 period from $15.6 million in the 1999 period, resulting in a decline in gross margins of 1.1 percent to 16.7 percent in the 2000 period from 17.8 percent in the 1999 period. This decrease was primarily due to a change in the mix of product, a decrease in the number of wholly-owned units closed to 396 units in the 2000 period from 441 units in the 1999 period, offset by an increase in the average sales prices of wholly-owned units to $223,800 in the 2000 period from $199,000 in the 1999 period. The Company's revenues and total operating income are affected by the proportion of units sold by the Company and those sold by unconsolidated joint ventures. While the average sales price of homes sold by joint ventures has been higher than the average sales price of wholly-owned units, the Company generally receives, after priority returns and capital distributions, approximately 50% of the profits and losses and cash flows from joint ventures. Sales and marketing expenses decreased by $0.1 million to $4.1 million in the 2000 period from $4.2 million in the 1999 period. General and administrative expenses increased by $1.3 million to $7.4 million in the 2000 period from $6.1 million in the 1999 period, primarily as a result of increases in salaries and benefits primarily as a result of an increase in the total number of employees related to the Company's increased operations.

     Total interest incurred increased $1.1 million (18.6%) from $5.9 million in the 1999 period to $7.0 million in the 2000 period primarily as a result of an increase in the average amount of outstanding debt and by increases in interest rates. Net interest expense increased to $1.2 million in the 2000 period from $0.9 million in the 1999 period as a result of an increase in total interest incurred.

     As a result of the acquisition and merger described in Notes 2 and 3 of Notes to Consolidated Financial Statements, the Company incurred financial advisory expenses of $0.9 million for the three months ended September 30, 1999, with no corresponding amounts for the three months ended September 30, 2000.

     Other income (expense), net increased to $1.1 million in the 2000 period from $0.8 million in the 1999 period primarily as a result of increased income from the Company's mortgage company operations and increased interest income.

     For the three months ended September 30, 2000 and 1999, income tax benefits of $1,438,000 and $1,797,000, respectively, related to temporary differences resulting from the quasi-reorganization were excluded from the results of operations and not reflected as a reduction to the Company's provision for income taxes but credited directly to paid-in capital.

     The $1,438,000 included in the Company's provision for income taxes for the 2000 period represents income taxes which the Company will not be required to pay. As described in Note 1 of Notes to Consolidated Financial Statements, the pre-quasi-reorganization income tax benefits which would otherwise reduce the provision for income taxes are credited directly to paid-in capital.

     Stockholders' equity per common share increased by $0.86 per share during the three months ended September 30, 2000 as a result of the net income for the period and the income tax benefits credited directly to paid-in capital for the period, compared with an increase of $1.20 for the comparable period a year ago.

  COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2000 TO NINE MONTHS ENDED SEPTEMBER 30, 1999

     Operating revenue for the nine months ended September 30, 2000 was $254.7 million, a decrease of $14.8 million (5.5%) from operating revenue of $269.5 million for the nine months ended September 30, 1999. Revenue from sales of homes decreased $14.3 million (5.5%) to $247.4 million in the 2000 period from $261.7 million in the 1999 period. This decrease was due primarily to a decrease in the number of wholly-owned units closed to 1,102 in the 2000 period from 1,280 in the 1999 period, offset by an increase in the average sales prices of wholly-owned units to $224,500 in the 2000 period from $204,000 in the 1999 period. Management fee income increased by $3.2 million to $6.3 million in the 2000 period from $3.1 million in the 1999 period as a direct result of the Company's strategy of financing an increased number of projects through unconsolidated joint ventures. Equity in income of unconsolidated joint ventures amounting to $14.3 million was recognized in the 2000 period, compared to $12.3 million in the comparable period for 1999 also as a direct result of the Company's strategy of financing an increased number of projects through unconsolidated joint ventures.

     Total operating income decreased from $32.2 million in the 1999 period to $29.4 million in the 2000 period. The excess of revenue from sales of homes over the related cost of sales decreased to $44.6 million in the 2000 period from $45.5 million in the 1999 period, resulting in an improvement in gross margins of 0.6 percent to 18.0 percent in the 2000 period from 17.4 percent in the 1999 period. This increase was primarily due to an increase in the average sales price of wholly-owned units to $224,900 in the 2000 period from $204,000 in the 1999 period, offset by a decrease in the number of wholly-owned units closed to 1,102 units in the 2000 period from 1,280 units in the 1999 period. The Company's revenues and total operating income are affected by the proportion of units sold by the Company and those sold by unconsolidated joint ventures. While the average sales price of homes sold by joint ventures has been higher than the average sales price of wholly-owned units, the Company generally receives, after priority returns and capital distributions, approximately 50% of the profits and losses and cash flows from joint ventures. Sales and marketing expenses decreased by $1.6 million to $11.1 million in the 2000 period from $12.7 million in the 1999 period primarily as a result of a reduction in direct selling expenses due to a decrease in the number of wholly-owned units closed to 1,102 units in the 2000 period from 1,280 units in the 1999 period. General and administrative expenses increased by $7.8 million to $23.8 million in the 2000 period from $16.0 million in the 1999 period, primarily as a result of 1) increases in salaries and benefits primarily as a result of an increase in the total number of employees related to the Company's increased operations ($4.3 million); 2) increases in office expenses related to increased employment levels ($1.6 million); and 3) increases in outside services primarily related to the consolidation and conversion of the accounting and operational systems for all of the projects acquired in November 1999 as described in Note 2 of Notes to Consolidated Financial Statements ($1.5 million).

     Total interest incurred increased $1.8 million (10.2%) from $17.6 million in the 1999 period to $19.4 million in the 2000 period primarily as a result of an increase in the average amount of outstanding debt and by increases in interest rates. Net interest expense increased to $4.7 million in the 2000 period from $4.6 million in the 1999 period as a result of an increase in total interest incurred.

     As a result of the acquisition and merger described in Notes 2 and 3 of Notes to Consolidated Financial Statements, the Company incurred financial advisory expenses of $2.2 million for the nine months ended September 30, 1999, with no corresponding amounts for the nine months ended September 30, 2000.

     Other income (expense), net increased to $3.7 million in the 2000 period from $2.4 million in the 1999 period primarily as a result of the gain of $1.7 million on the sale of an office building in the 2000 period, increased income from the Company's mortgage company operations and increased interest income.

     For the nine months ended September 30, 2000 and 1999, income tax benefits of $5,160,000 and $4,288,000, respectively, related to temporary differences resulting from the quasi-reorganization were excluded from the results of operations and not reflected as a reduction to the Company's provision for income taxes but credited directly to paid-in capital.

     The $5,160,000 included in the Company's provision for income taxes for the 2000 period represents income taxes which the Company will not be required to pay. As described in Note 1 of Notes to Consolidated Financial Statements, the pre-quasi-reorganization income tax benefits which would otherwise reduce the provision for income taxes are credited directly to paid-in capital.

     Stockholders' equity per common share increased by $2.68 per share during the nine months ended September 30, 2000 as a result of the net income for the period and the income tax benefits credited directly to paid-in capital for the period, compared with an increase of $2.86 for the comparable period a year ago.

FINANCIAL CONDITION AND LIQUIDITY

     The Company provides for its ongoing cash requirements principally from internally generated funds from the sales of real estate and from outside borrowings and, beginning in the fourth quarter of 1997, by joint venture financing from newly formed joint ventures with venture partners that provide a substantial portion of the capital required for certain projects. The Company currently maintains the following major credit facilities: 12 1/2% Senior Notes (the "Senior Notes") and several secured revolving credit facilities (the "Revolving Credit Facilities"). The Company also finances certain projects with construction loans secured by real estate inventories and finances certain land acquisitions with seller-provided financing.

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

     The Company will in all likelihood be required to refinance the Senior Notes and the Working Capital Facilities when they mature, and no assurances can be given that the Company will be successful in that regard.

  SENIOR NOTES

     The 12 1/2% Senior Notes due July 1, 2001 (the "Senior Notes") are obligations of William Lyon Homes (formerly The Presley Companies), a Delaware corporation ("Delaware Lyon"), and are unconditionally guaranteed on a senior basis by William Lyon Homes, Inc. (formerly Presley Homes), a California corporation and a wholly-owned subsidiary of Delaware Lyon. However, William Lyon Homes, Inc. has granted liens on substantially all of its assets as security for its obligations under the Revolving Credit Facilities and other loans. Because the William Lyon Homes, Inc. guarantee is not secured, holders of the Senior Notes are effectively junior to borrowings under the Revolving Credit Facilities with respect to such assets. Interest on the Senior Notes is payable on January 1 and July 1 of each year.

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

     As described above in General Overview, Delaware Lyon is required to offer to repurchase certain Senior Notes at a price equal to 100% of the principal amount plus any accrued and unpaid interest to the date of repurchase if Delaware Lyon's Consolidated Tangible Net Worth is less than $60.0 million on the last day of each of any two consecutive fiscal quarters, as well as from the proceeds of certain asset sales.

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

  REVOLVING CREDIT FACILITIES

     On September 27, 2000 the Company completed agreements with various lenders to provide financing to replace the Company's prior $100.0 million Working Capital Facility which was scheduled to mature on May 20, 2001. Under these agreements, project level financing was obtained in facilities provided by these lenders which, collectively, provided for the repayment on September 27, 2000 of all amounts then outstanding under the Company's prior Working Capital Facility.

     Three of the facilities described in the preceding paragraph are Revolving Credit Facilities with an aggregate maximum loan commitment of $170.0 million, with various maturities beginning in 2002 through September 2004. The collateral for the loans provided by the Revolving Credit Facilities includes substantially all real estate of the Company (excluding assets which are pledged as collateral for construction notes payable described below and excluding assets of partnerships and limited liability companies). The undrawn availability at September 30, 2000 was $12.5 million and the principal outstanding under the Revolving Credit Facilities at September 30, 2000 was $89.3 million.

     Pursuant to the terms of the Revolving Credit Facilities, outstanding advances bear interest at various rates which approximate the prime rate.

     The Revolving Credit Facilities include financial covenants which may limit the amount which may be borrowed thereunder.

  CONSTRUCTION NOTES PAYABLE

     At September 30, 2000, the Company had construction notes payable amounting to $24.2 million related to various real estate projects. The notes bear interest at rates of prime plus 0.25% to prime plus 0.50%.

  SELLER FINANCING

     Another source of financing available to the Company is seller-provided financing for land acquired by the Company. At September 30, 2000, the Company had various notes payable outstanding related to land acquisitions for which seller financing was provided in the amount of $13.6 million.

  REVOLVING MORTGAGE WAREHOUSE CREDIT FACILITY

     To fund mortgage loans through its financial services subsidiary, the Company has a $15.0 million revolving mortgage warehouse credit facility with a bank. Mortgage loans are generally held for a short period of time and are typically sold to investors within 7 to 15 days following funding. Borrowings are secured by the related mortgage loans held for sale. At September 30, 2000 the outstanding balance was $5.8 million. The facility, which has a current maturity date of May 31, 2001, also contains a financial covenant requiring that the Company maintains cash and/or marketable securities on the books of account of its subsidiary, Duxford Financial, Inc., a California corporation ("Duxford") in an amount equal to no less than One Million dollars and a financial covenant requiring the Company to maintain total assets net of total liabilities and net of amounts receivable from the Company and/or affiliates on the books of account of Duxford in an amount equal to no less than One Million dollars.

  JOINT VENTURE FINANCING

     As of September 30, 2000, the Company and certain of its subsidiaries are general partners or members in twenty-five joint ventures involved in the development and sale of residential projects. Such joint ventures are 50% or less owned and, accordingly, the financial statements of such joint ventures are not consolidated with the Company's financial statements. The Company's investments in unconsolidated joint ventures are accounted for using the equity method. See Note 4 of "Notes to Consolidated Financial Statements" for condensed combined financial information for these joint ventures. Based upon current estimates, all future development and construction costs will be funded by the Company's venture partners or from the proceeds of construction financing obtained by the joint ventures.

     As of September 30, 2000, the Company's investment in such joint ventures was approximately $44.8 million and the Company's venture partners' investment in such joint ventures was approximately $156.9 million. In addition, certain joint ventures have obtained financing from land sellers or construction lenders which amounted to approximately $74.3 million at September 30, 2000.

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

  CASH FLOWS -- COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2000 TO NINE MONTHS ENDED SEPTEMBER 30, 1999

     Net cash (used in) provided by operating activities changed from a net amount provided of $28.0 million in the 1999 period to a net amount used of $29.5 million in the 2000 period primarily as a result of a decrease in revenues from home sales and an increase in real estate inventories in the 2000 period.

     Net cash provided by investing activities increased to $7.5 million in the 2000 period from $0.3 million in the 1999 period primarily as a result of increased net cash received from unconsolidated joint ventures in the 2000 period and a decrease in the net cash used related to notes receivable in the 2000 period.

     Net cash provided by (used in) financing activities changed from a use of $45.0 million in the 1999 period to a net amount provided of $35.8 million in the 2000 period as a result of increased net borrowings on notes payable.

DESCRIPTION OF PROJECTS

     The Company's homebuilding projects usually take two to five years to develop. The following table presents project information relating to each of the Company's homebuilding divisions.

                                                                                            HOMES
                                                                                           CLOSED
                                                                                          FOR NINE
                                          ESTIMATED     UNITS CLOSED     LOTS OWNED         MONTH
                             YEAR OF      NUMBER OF         AS OF           AS OF       PERIOD ENDED     BACKLOG AT
                              FIRST       HOMES AT      SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
 PROJECT (COUNTY) PRODUCT    DELIVERY   COMPLETION(1)       2000            2000            2000         2000(2)(4)
 ------------------------    --------   -------------   -------------   -------------   -------------   -------------
                                                 SOUTHERN CALIFORNIA
WHOLLY-OWNED:
Oak Park -- Irvine (Orange
  County)..................    1998           210             210               0              30               0
                                           ------           -----           -----           -----           -----
Oak Park II -- Irvine
  (Orange County)..........    2000           102               0             102               0              78
                                           ------           -----           -----           -----           -----
Lyon Harvest (Orange
  County)..................    1999            23              23               0               2               0
                                           ------           -----           -----           -----           -----
Lyon Parkside (Orange
  County)..................    1999            30              30               0               4               0
                                           ------           -----           -----           -----           -----
Solana at Talega (Orange
  County)..................    1999           120              68              52              68              22
                                           ------           -----           -----           -----           -----
Fontana (San Bernardino
  County)..................    1998           275             274               1              48               1
                                           ------           -----           -----           -----           -----


                                 SALES PRICE
 PROJECT (COUNTY) PRODUCT          RANGE(3)
 ------------------------    --------------------
                             SOUTHERN CALIFORNIA
WHOLLY-OWNED:
Oak Park -- Irvine (Orange
  County)..................  $ 144,000 -  250,000
Oak Park II -- Irvine
  (Orange County)..........  $ 164,000 -  251,000
Lyon Harvest (Orange
  County)..................  $ 270,000 -  280,000
Lyon Parkside (Orange
  County)..................  $ 440,000 -  480,000
Solana at Talega (Orange
  County)..................  $ 290,000 -  339,000
Fontana (San Bernardino
  County)..................  $ 152,000 -  169,000

                                                                                            HOMES
                                                                                           CLOSED
                                                                                          FOR NINE
                                          ESTIMATED     UNITS CLOSED     LOTS OWNED         MONTH
                             YEAR OF      NUMBER OF         AS OF           AS OF       PERIOD ENDED     BACKLOG AT
                              FIRST       HOMES AT      SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
 PROJECT (COUNTY) PRODUCT    DELIVERY   COMPLETION(1)       2000            2000            2000         2000(2)(4)
 ------------------------    --------   -------------   -------------   -------------   -------------   -------------
Lyon Reflections (Riverside
  County)..................    1999            39              39               0               2               0
                                           ------           -----           -----           -----           -----
Lyon Vineyard (San
  Bernardino County).......    2000           100              42              58              42              27
                                           ------           -----           -----           -----           -----
Lyon Orchard (San
  Bernardino County).......    2000            81              46              35              46              21
                                           ------           -----           -----           -----           -----
Archibald Ranch -- (San
  Bernardino County).......    2000           113               0             113               0              16
                                           ------           -----           -----           -----           -----
Granada Hills (Los Angeles
  County)..................    1999            37              37               0               2               0
                                           ------           -----           -----           -----           -----
Crown Ridge -- Palmdale
  (Los Angeles County).....    2000            71              13              58              13               9
                                           ------           -----           -----           -----           -----
Vista del Verde -- Yorba
  Linda (Orange County)....    2001           106               0               3               0               0
                                           ------           -----           -----           -----           -----
Beachside -- Huntington
  Beach (Orange County)....    2001            86               0              86               0               0
                                           ------           -----           -----           -----           -----
Providence Ranch (Riverside
  County)..................    2001            97               0              97               0               0
                                           ------           -----           -----           -----           -----
    Total wholly-owned.....                 1,490             782             605             257             174
                                           ------           -----           -----           -----           -----
UNCONSOLIDATED JOINT
  VENTURES:
Thousand Oaks (Ventura
  County)..................    1998           110             110               0              33               0
                                           ------           -----           -----           -----           -----
White Cloud Estates
  (Ventura County).........    1999            78              62              16              48              16
                                           ------           -----           -----           -----           -----
Reston -- Ladera (Orange
  County)..................    2000           117               0             117               0              14
                                           ------           -----           -----           -----           -----
Hampton Road -- Ladera
  (Orange County)..........    2001            82               0              82               0               0
                                           ------           -----           -----           -----           -----
Avalon at Summerlane
  (Orange County)..........    2000           113               0             113               0              19
                                           ------           -----           -----           -----           -----
Ladera Maplewood (Orange
  County)..................    1999           103              78              25              47              25
                                           ------           -----           -----           -----           -----
Lyon Monterrey (Orange
  County)..................    1999            99              37              62              30              41
                                           ------           -----           -----           -----           -----
Compass Pointe at Forster
  Ranch (Orange County)....    2000            92               0              92               0              23
                                           ------           -----           -----           -----           -----
    Total unconsolidated
      joint ventures.......                   794             287             507             158             138
                                           ------           -----           -----           -----           -----
SOUTHERN CALIFORNIA REGION
  TOTAL....................                 2,284           1,069           1,112             415             312
                                           ======           =====           =====           =====           =====

                                                 NORTHERN CALIFORNIA
WHOLLY-OWNED:
Oakhurst Country Club
  (Contra Costa County)
  Previously Closed
  Products.................    1989         1,063           1,063               0               0               0
  Falcon Ridge.............    1996           145             145               0               0               0
  Peacock Creek............    1996           142             142               0              22               0
  Diablo Village (Town
    Center)................    2000            33              11              22              11              22
                                           ------           -----           -----           -----           -----
                                            1,383           1,361              22              33              22
                                           ------           -----           -----           -----           -----


                                 SALES PRICE
 PROJECT (COUNTY) PRODUCT          RANGE(3)
 ------------------------    --------------------
Lyon Reflections (Riverside
  County)..................  $ 150,000 -  180,000
Lyon Vineyard (San
  Bernardino County).......  $ 220,000 -  250,000
Lyon Orchard (San
  Bernardino County).......  $ 175,000 -  200,000
Archibald Ranch -- (San
  Bernardino County).......  $ 208,000 -  243,000
Granada Hills (Los Angeles
  County)..................  $ 450,000 -  520,000
Crown Ridge -- Palmdale
  (Los Angeles County).....  $ 160,000 -  190,000
Vista del Verde -- Yorba
  Linda (Orange County)....
Beachside -- Huntington
  Beach (Orange County)....
Providence Ranch (Riverside
  County)..................
    Total wholly-owned.....
UNCONSOLIDATED JOINT
  VENTURES:
Thousand Oaks (Ventura
  County)..................  $ 299,000 -  323,000
White Cloud Estates
  (Ventura County).........  $ 305,000 -  350,000
Reston -- Ladera (Orange
  County)..................  $ 317,000 -  367,000
Hampton Road -- Ladera
  (Orange County)..........  $ 415,000 -  455,000
Avalon at Summerlane
  (Orange County)..........  $ 472,000 -  503,000
Ladera Maplewood (Orange
  County)..................  $ 277,000 -  325,000
Lyon Monterrey (Orange
  County)..................  $ 363,000 -  417,000
Compass Pointe at Forster
  Ranch (Orange County)....  $ 470,000 -  510,000
    Total unconsolidated
      joint ventures.......
SOUTHERN CALIFORNIA REGION
  TOTAL....................
                             NORTHERN CALIFORNIA
WHOLLY-OWNED:
Oakhurst Country Club
  (Contra Costa County)
  Previously Closed
  Products.................
  Falcon Ridge.............  $ 366,000 -  437,000
  Peacock Creek............  $ 462,000 -  592,000
  Diablo Village (Town
    Center)................  $ 337,000 -  420,000

                                                                                            HOMES
                                                                                           CLOSED
                                                                                          FOR NINE
                                          ESTIMATED     UNITS CLOSED     LOTS OWNED         MONTH
                             YEAR OF      NUMBER OF         AS OF           AS OF       PERIOD ENDED     BACKLOG AT
                              FIRST       HOMES AT      SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
 PROJECT (COUNTY) PRODUCT    DELIVERY   COMPLETION(1)       2000            2000            2000         2000(2)(4)
 ------------------------    --------   -------------   -------------   -------------   -------------   -------------
Eagle Ridge (Solano
  County)..................    1997           364             364               0              17               0
                                           ------           -----           -----           -----           -----
St. Helena Westminster
  Estates (Napa County)....    1999            23              17               6              17               6
                                           ------           -----           -----           -----           -----
Lyon Fairways (Solano
  County)..................    1999            91              91               0              58               0
                                           ------           -----           -----           -----           -----
Lyon Villas (San Joaquin
  County)..................    1999           135              44              91              25              37
                                           ------           -----           -----           -----           -----
Lyon Estates (San Joaquin
  County)..................    1999           120              62              58              40              21
                                           ------           -----           -----           -----           -----
Lyon Rosewood (San Joaquin
  County)..................    1999            74              74               0              38               0
                                           ------           -----           -----           -----           -----
Lyon Edgewood (San Joaquin
  County)..................    1999            87              73              14              39               3
                                           ------           -----           -----           -----           -----
Lyon Edgewood 2 (San
  Joaquin County)..........    2000            65               0               0               0              41
                                           ------           -----           -----           -----           -----
Lyon Woodfield (San Joaquin
  County)..................    2001            81               0              81               0               0
                                           ------           -----           -----           -----           -----
    Total wholly-owned.....                 2,423           2,086             272             267             130
                                           ------           -----           -----           -----           -----
UNCONSOLIDATED JOINT
  VENTURES:
Cerro Plata (Santa Clara
  County)..................    2002           538               0             538               0               0
                                           ------           -----           -----           -----           -----
The Preserve (Alameda
  County)..................    1997            87              79               8              19               8
                                           ------           -----           -----           -----           -----
Lyon Groves (Contra (Costa
  County)..................    1999           103              57              46              39              33
                                           ------           -----           -----           -----           -----
Lyon Ridge (Contra (Costa
  County)..................    2000           127              19             108              19              43
                                           ------           -----           -----           -----           -----
Manor at Thomas Ranch
  (Contra Costa County)....    1999            63              32              31              32              29
                                           ------           -----           -----           -----           -----
Plantation at Thomas Ranch
  (Contra Costa County)....    1999            77              25              52              25              48
                                           ------           -----           -----           -----           -----
Henry Ranch (Contra Costa
  County)
  Lyon Tierra..............    2001            46               0              46               0               0
  Lyon Dorado..............    2001            54               0              54               0               0
                                           ------           -----           -----           -----           -----
                                              100               0             100               0               0
                                           ------           -----           -----           -----           -----
Woodlake Estates (Solano
  County)
  Brook....................    2001           121               0             121               0               0
  Falls....................    2001           102               0             102               0               0
                                           ------           -----           -----           -----           -----
                                              223               0             223               0               0
                                           ------           -----           -----           -----           -----
    Total unconsolidated
      joint ventures.......                 1,318             212           1,106             134             161
                                           ------           -----           -----           -----           -----
NORTHERN CALIFORNIA REGION
  TOTAL....................                 3,741           2,298           1,378             401             291
                                           ======           =====           =====           =====           =====


                                 SALES PRICE
 PROJECT (COUNTY) PRODUCT          RANGE(3)
 ------------------------    --------------------
Eagle Ridge (Solano
  County)..................  $ 231,000 -  311,000
St. Helena Westminster
  Estates (Napa County)....  $ 495,000 -  555,000
Lyon Fairways (Solano
  County)..................  $ 272,000 -  344,000
Lyon Villas (San Joaquin
  County)..................  $ 203,000 -  279,000
Lyon Estates (San Joaquin
  County)..................  $ 241,000 -  327,000
Lyon Rosewood (San Joaquin
  County)..................  $ 127,000 -  188,000
Lyon Edgewood (San Joaquin
  County)..................  $ 203,000 -  244,000
Lyon Edgewood 2 (San
  Joaquin County)..........  $ 223,000 -  244,000
Lyon Woodfield (San Joaquin
  County)..................
    Total wholly-owned.....
UNCONSOLIDATED JOINT
  VENTURES:
Cerro Plata (Santa Clara
  County)..................
The Preserve (Alameda
  County)..................  $897,000 - 1,074,000
Lyon Groves (Contra (Costa
  County)..................  $ 269,000 -  343,000
Lyon Ridge (Contra (Costa
  County)..................  $ 272,000 -  353,000
Manor at Thomas Ranch
  (Contra Costa County)....  $ 509,000 -  637,000
Plantation at Thomas Ranch
  (Contra Costa County)....  $ 550,000 -  799,000
Henry Ranch (Contra Costa
  County)
  Lyon Tierra..............
  Lyon Dorado..............
Woodlake Estates (Solano
  County)
  Brook....................
  Falls....................
    Total unconsolidated
      joint ventures.......
NORTHERN CALIFORNIA REGION
  TOTAL....................

                                                                                            HOMES
                                                                                           CLOSED
                                                                                          FOR NINE
                                          ESTIMATED     UNITS CLOSED     LOTS OWNED         MONTH
                             YEAR OF      NUMBER OF         AS OF           AS OF       PERIOD ENDED     BACKLOG AT
                              FIRST       HOMES AT      SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
 PROJECT (COUNTY) PRODUCT    DELIVERY   COMPLETION(1)       2000            2000            2000         2000(2)(4)
 ------------------------    --------   -------------   -------------   -------------   -------------   -------------
                                                      SAN DIEGO
WHOLLY-OWNED:
Sun Lakes Country Club
  (Riverside County)
  Previously Closed
  Products.................    1987         1,995           1,995               0               0               0
  Executive Series.........    1995            87              87               0               0               0
  Promenade................    1996           108             108               0               8               0
  Atrium...................    1996           102             102               0               6               0
  Terrace..................    1996           110             110               0              11               0
                                           ------           -----           -----           -----           -----
                                            2,402           2,402               0              25               0
                                           ------           -----           -----           -----           -----
Horsethief Canyon Ranch
  (Riverside County)
  Previously Closed
  Products.................    1989           847             847               0               0               0
  Series "300".............    1998           116             116               0               1               0
  Series "400".............    1995           554             316             238              63               9
  Series "500".............    1995           445             309             136              55              11
                                           ------           -----           -----           -----           -----
                                            1,962           1,588             374             119              20
                                           ------           -----           -----           -----           -----
Sycamore Ranch (Riverside
  County)..................    1997           195              77             118              14              25
                                           ------           -----           -----           -----           -----
Vail Ranch (San Diego
  County)..................    1999           152              43             109              43              22
                                           ------           -----           -----           -----           -----
Rancho Dorado (San Diego
  County)
  La Fuente................    2000            56               0              56               0              22
  Loma Real................    2000            89               0              29               0               7
  Los Reyes................    2001            66               0              10               0               0
  Monte Verde..............    2000            65               0              65               0              10
                                           ------           -----           -----           -----           -----
                                              276               0             160               0              39
                                           ------           -----           -----           -----           -----
    Total wholly-owned.....                 4,987           4,110             761             201             106
                                           ------           -----           -----           -----           -----
UNCONSOLIDATED JOINT
  VENTURES:
Torrey Unit 4 -- The Shores
  (San Diego County).......    1998            59              59               0              10               0
                                           ------           -----           -----           -----           -----
Torrey Unit 6 (San Diego
  County)..................    1999            52              52               0              36               0
                                           ------           -----           -----           -----           -----
Torrey Unit 14 -- The Cove
  (San Diego County).......    1999           108             108               0              57               0
                                           ------           -----           -----           -----           -----
Knollwood at Castle Creek
  (San Diego County).......    1999            77              77               0              30               0
                                           ------           -----           -----           -----           -----
Stonecrest (San Diego
  County)..................    1999           110             110               0              16               0
                                           ------           -----           -----           -----           -----
Mercy Road -- Allegra (San
  Diego County)............    1999           113             113               0              19               0
                                           ------           -----           -----           -----           -----
Otay Ranch -- Saratogo
  Trails (San Diego
  County)..................    1999            74              46              28              38              15
                                           ------           -----           -----           -----           -----
Otay Ranch -- Mendocino
  (San Diego County).......    1999           139              58              81              49              39
                                           ------           -----           -----           -----           -----
Otay Ranch -- (R-29) (San
  Diego County)............    2001            83               0              83               0               0
                                           ------           -----           -----           -----           -----


                                 SALES PRICE
 PROJECT (COUNTY) PRODUCT          RANGE(3)
 ------------------------    --------------------
                                  SAN DIEGO
WHOLLY-OWNED:
Sun Lakes Country Club
  (Riverside County)
  Previously Closed
  Products.................
  Executive Series.........  $ 109,000 -  136,000
  Promenade................  $ 120,000 -  131,000
  Atrium...................  $ 136,000 -  153,000
  Terrace..................  $ 171,000 -  192,000
Horsethief Canyon Ranch
  (Riverside County)
  Previously Closed
  Products.................
  Series "300".............  $ 129,000 -  150,000
  Series "400".............  $ 169,000 -  209,000
  Series "500".............  $ 200,000 -  235,000
Sycamore Ranch (Riverside
  County)..................  $ 319,000 -  393,000
Vail Ranch (San Diego
  County)..................  $ 162,000 -  201,000
Rancho Dorado (San Diego
  County)
  La Fuente................  $ 291,000 -  311,000
  Loma Real................  $ 374,000 -  423,000
  Los Reyes................
  Monte Verde..............  $ 343,000 -  386,000
    Total wholly-owned.....
UNCONSOLIDATED JOINT
  VENTURES:
Torrey Unit 4 -- The Shores
  (San Diego County).......  $ 408,000 -  446,000
Torrey Unit 6 (San Diego
  County)..................  $ 409,000 -  442,000
Torrey Unit 14 -- The Cove
  (San Diego County).......  $ 394,000 -  422,000
Knollwood at Castle Creek
  (San Diego County).......  $ 203,000 -  221,000
Stonecrest (San Diego
  County)..................  $ 233,000 -  282,000
Mercy Road -- Allegra (San
  Diego County)............  $ 238,000 -  293,000
Otay Ranch -- Saratogo
  Trails (San Diego
  County)..................  $ 255,000 -  276,000
Otay Ranch -- Mendocino
  (San Diego County).......  $ 209,000 -  234,000
Otay Ranch -- (R-29) (San
  Diego County)............

                                                                                            HOMES
                                                                                           CLOSED
                                                                                          FOR NINE
                                          ESTIMATED     UNITS CLOSED     LOTS OWNED         MONTH
                             YEAR OF      NUMBER OF         AS OF           AS OF       PERIOD ENDED     BACKLOG AT
                              FIRST       HOMES AT      SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
 PROJECT (COUNTY) PRODUCT    DELIVERY   COMPLETION(1)       2000            2000            2000         2000(2)(4)
 ------------------------    --------   -------------   -------------   -------------   -------------   -------------
East Grove -- San Diego
  County)..................    2000           291               0             291               0               0
                                           ------           -----           -----           -----           -----
    Total unconsolidated
      joint ventures.......                 1,106             623             483             255              54
                                           ------           -----           -----           -----           -----
SAN DIEGO REGION TOTAL.....                 6,093           4,733           1,244             456             160
                                           ======           =====           =====           =====           =====

                                                       ARIZONA
WHOLLY-OWNED:
Estrella (Maricopa
  County)..................    1995           113             113               0               2               0
                                           ------           -----           -----           -----           -----
Legend Trail (Maricopa
  County)..................    1996           102             102               0               1               0
                                           ------           -----           -----           -----           -----
Crystal Gardens (Maricopa
  County)..................    1997           157             124              33              31              27
                                           ------           -----           -----           -----           -----
Sage Creek -- Encanto
  (Maricopa County)........    2000           176              31              46              31              34
                                           ------           -----           -----           -----           -----
Sage Creek -- Arcadia
  (Maricopa County)........    2000           167              17              36              17              21
                                           ------           -----           -----           -----           -----
Sage Creek -- Solano
  (Maricopa County)........    2000            82               3              34               3              23
                                           ------           -----           -----           -----           -----
Mesquite Grove -- Small
  (Maricopa County)........    2001           110               0             110               0               0
                                           ------           -----           -----           -----           -----
Mesquite Grove -- Large
  (Maricopa County)........    2001            95               0              95               0               0
                                           ------           -----           -----           -----           -----
Rio Del Verde (Maricopa
  County)..................    1999            84              17              43              17              32
                                           ------           -----           -----           -----           -----
Power Ranch (Maricopa
  County)..................    2001           103               0             103               0               0
                                           ------           -----           -----           -----           -----
Tramonto (Maricopa
  County)..................    2001            76               0              76               0               0
                                           ------           -----           -----           -----           -----
    Total wholly-owned.....                 1,265             407             576             102             137
                                           ------           -----           -----           -----           -----
UNCONSOLIDATED JOINT
  VENTURES:
Mountaingate (Maricopa
  County)..................    2002           334               0             334               0               0
                                           ------           -----           -----           -----           -----
    Total unconsolidated
      joint ventures.......                   334               0             334               0               0
                                           ------           -----           -----           -----           -----
ARIZONA REGION TOTAL.......                 1,599             407             910             102             137
                                           ======           =====           =====           =====           =====

                                                     NEW MEXICO
WHOLLY-OWNED:
Summerfield (Bernalillo
  County)..................    1995           195             195               0              14               0
                                           ------           -----           -----           -----           -----
Rancho del Sol (Santa Fe
  County)..................    1996           195             195               0              22               0
                                           ------           -----           -----           -----           -----
Ventana (Bernalillo
  County)..................    1997            81              75               6               0               0
                                           ------           -----           -----           -----           -----
NEW MEXICO REGION TOTAL....                   471             465               6              36               0
                                           ======           =====           =====           =====           =====


                                 SALES PRICE
 PROJECT (COUNTY) PRODUCT          RANGE(3)
 ------------------------    --------------------
East Grove -- San Diego
  County)..................
    Total unconsolidated
      joint ventures.......
SAN DIEGO REGION TOTAL.....
                                   ARIZONA
WHOLLY-OWNED:
Estrella (Maricopa
  County)..................  $ 121,000 -  151,000
Legend Trail (Maricopa
  County)..................  $ 150,000 -  186,000
Crystal Gardens (Maricopa
  County)..................  $  97,000 -  124,000
Sage Creek -- Encanto
  (Maricopa County)........  $ 100,000 -  116,000
Sage Creek -- Arcadia
  (Maricopa County)........  $ 126,000 -  149,000
Sage Creek -- Solano
  (Maricopa County)........  $ 157,000 -  181,000
Mesquite Grove -- Small
  (Maricopa County)........
Mesquite Grove -- Large
  (Maricopa County)........
Rio Del Verde (Maricopa
  County)..................  $ 160,000 -  199,000
Power Ranch (Maricopa
  County)..................
Tramonto (Maricopa
  County)..................
    Total wholly-owned.....
UNCONSOLIDATED JOINT
  VENTURES:
Mountaingate (Maricopa
  County)..................
    Total unconsolidated
      joint ventures.......
ARIZONA REGION TOTAL.......
                                  NEW MEXICO
WHOLLY-OWNED:
Summerfield (Bernalillo
  County)..................  $  90,000 -  140,000
Rancho del Sol (Santa Fe
  County)..................  $  91,000 -  165,000
Ventana (Bernalillo
  County)..................  $ 132,000 -  175,000
NEW MEXICO REGION TOTAL....

                                                                                            HOMES
                                                                                           CLOSED
                                                                                          FOR NINE
                                          ESTIMATED     UNITS CLOSED     LOTS OWNED         MONTH
                             YEAR OF      NUMBER OF         AS OF           AS OF       PERIOD ENDED     BACKLOG AT
                              FIRST       HOMES AT      SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
 PROJECT (COUNTY) PRODUCT    DELIVERY   COMPLETION(1)       2000            2000            2000         2000(2)(4)
 ------------------------    --------   -------------   -------------   -------------   -------------   -------------
                                                       NEVADA
WHOLLY-OWNED:
Monte Nero (Clark
  County)..................    1997           170             170               0              46               0
                                           ------           -----           -----           -----           -----
Royal Woods (Clark
  County)..................    1998           142             142               0              11               0
                                           ------           -----           -----           -----           -----
Deer Springs Ranch (Clark
  County)..................    1998           117             117               0              18               0
                                           ------           -----           -----           -----           -----
Cambridge Court (Clark
  County)..................    1998           177             177               0              47               0
                                           ------           -----           -----           -----           -----
Belvedere (Las Vegas)
  (Clark County)...........    1999            78              78               0              65               0
                                           ------           -----           -----           -----           -----
La Terraza (Henderson)
  (Clark County)...........    1999            23              23               0              23               0
                                           ------           -----           -----           -----           -----
Bella Veranda (Clark
  County)..................    2000            79              20              59              20              24
                                           ------           -----           -----           -----           -----
Montecito Tesoro (Clark
  County)..................    2000           121               0              38               0              27
                                           ------           -----           -----           -----           -----
Montecito Classico (Clark
  County)..................    2000           100               0              28               0               7
                                           ------           -----           -----           -----           -----
Kingsway Ridge I (Clark
  County)..................    2000            84               9              75               9              29
                                           ------           -----           -----           -----           -----
Kingsway Ridge II (Clark
  County)..................    2000            73               0              73               0              16
                                           ------           -----           -----           -----           -----
Glenleigh Gardens
  (Summerlin A) (Clark
  County)..................    2000            96               0              96               0               4
                                           ------           -----           -----           -----           -----
Springfield (Summerlin N)
  (Clark County)...........    2001            85               0              85               0               0
                                           ------           -----           -----           -----           -----
Topaz Ridge (Summerlin B)
  (Clark County)...........    2001            89               0              89               0               0
                                           ------           -----           -----           -----           -----
Stallion Mountain (Clark
  County)..................    2001           116               0             116               0               0
                                           ------           -----           -----           -----           -----
NEVADA REGION TOTAL........                 1,550             736             659             239             107
                                           ======           =====           =====           =====           =====
GRAND TOTALS:
  Wholly-owned.............                12,186           8,586           2,879           1,102             654
  Unconsolidated joint
    ventures...............                 3,552           1,122           2,430             547             353
                                           ------           -----           -----           -----           -----
                                           15,738           9,708           5,309           1,649           1,007
                                           ======           =====           =====           =====           =====


                                 SALES PRICE
 PROJECT (COUNTY) PRODUCT          RANGE(3)
 ------------------------    --------------------
                                    NEVADA
WHOLLY-OWNED:
Monte Nero (Clark
  County)..................  $ 135,000 -  170,000
Royal Woods (Clark
  County)..................  $ 153,000 -  186,000
Deer Springs Ranch (Clark
  County)..................  $ 119,000 -  147,000
Cambridge Court (Clark
  County)..................  $ 144,000 -  162,000
Belvedere (Las Vegas)
  (Clark County)...........  $ 173,000 -  203,000
La Terraza (Henderson)
  (Clark County)...........  $ 147,000 -  158,000
Bella Veranda (Clark
  County)..................  $ 244,000 -  275,000
Montecito Tesoro (Clark
  County)..................  $ 145,000 -  167,000
Montecito Classico (Clark
  County)..................  $ 175,000 -  212,000
Kingsway Ridge I (Clark
  County)..................  $ 160,000 -  175,000
Kingsway Ridge II (Clark
  County)..................  $ 178,000 -  208,000
Glenleigh Gardens
  (Summerlin A) (Clark
  County)..................  $ 225,000 -  260,000
Springfield (Summerlin N)
  (Clark County)...........
Topaz Ridge (Summerlin B)
  (Clark County)...........
Stallion Mountain (Clark
  County)..................
NEVADA REGION TOTAL........
GRAND TOTALS:
  Wholly-owned.............
  Unconsolidated joint
    ventures...............

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

(4) Of the total homes subject to pending sales contracts as of September 30, 2000, 932 represent homes completed or under construction and 75 represent homes not yet under construction.

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

     Actual events and results may differ materially from those expressed or forecasted in the forward-looking statements due to a number of factors. The principal factors that could cause the Company's actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, changes in general economic conditions either nationally or in regions in which the Company operates, whether an ownership change occurs which results in the limitation of the Company's ability to utilize the tax benefits associated with its net operating loss carryforward, changes in home mortgage interest rates, changes in prices of homebuilding materials, labor shortages, adverse weather conditions, the occurrence of events such as landslides, soil subsidence and earthquakes that are uninsurable, not economically insurable or not subject to effective indemnification agreements, changes in governmental laws and regulations, whether the Company is able to refinance the outstanding balances of Senior Notes at their maturity, the timing of receipt of regulatory approvals and the opening of projects and the availability and cost of land for future growth.

                               WILLIAM LYON HOMES

                           PART II. OTHER INFORMATION

ITEMS 1, 2, 3, 4, AND 5.

     Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS.

10.1    Loan Agreement dated as of September 25, 2000 between
        William Lyon Homes, Inc., a California corporation, the
        "Borrower," and Residential Funding Corporation, a Delaware
        corporation, "Lender."
10.2    Master Loan Agreement dated as of August 31, 2000 by and
        between William Lyon Homes, Inc., a California corporation
        ("Borrower") and Guaranty Federal Bank, F.S.B., a federal
        savings bank organized and existing under the laws of the
        United States ("Lender").
10.3    Revolving line of Credit Loan Agreement (Borrowing Base
        Loan) by and between California Bank & Trust, a California banking corporation, and William Lyon Homes, Inc., a
        California corporation, dated as of September 21, 2000.
10.4    Option Agreement and Escrow Instructions between William
        Lyon Homes, Inc., a California corporation and Lathrop
        Investment, L.P., a California limited partnership dated as of October 24, 2000.
27      Financial Data Schedule

(b) REPORTS ON FORM 8-K.

     No reports were filed on Form 8-K during the reporting period.

                               WILLIAM LYON HOMES

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2000                    By:     /s/ MICHAEL D. GRUBBS
                                            ------------------------------------
                                                     MICHAEL D. GRUBBS
                                                   Senior Vice President,
                                                Chief Financial Officer and
                                                          Treasurer
                                               (Principal Financial Officer)

Date: November 8, 2000                    By:    /s/ W. DOUGLASS HARRIS
                                            ------------------------------------
                                                     W. DOUGLASS HARRIS
                                            Vice President, Corporate Controller
                                               (Principal Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                               DESCRIPTION
-------                              -----------
10.1         Loan Agreement dated as of September 25, 2000 between
             William Lyon Homes, Inc., a California corporation, the
             "Borrower," and Residential Funding Corporation, a Delaware
             corporation, "Lender."
10.2         Master Loan Agreement dated as of August 31, 2000 by and
             between William Lyon Homes, Inc., a California corporation
             ("Borrower") and Guaranty Federal Bank, F.S.B., a federal
             savings bank organized and existing under the laws of the
             United States ("Lender").
10.3         Revolving line of Credit Loan Agreement (Borrowing Base
             Loan) by and between California Bank & Trust, a California banking corporation, and William Lyon Homes, Inc., a
             California corporation, dated as of September 21, 2000.
10.4         Option Agreement and Escrow Instructions between William
             Lyon Homes, Inc., a California corporation and Lathrop
             Investment, L.P., a California limited partnership dated as of October 24, 2000.
27           Financial Data Schedule