Form 10-K405
period 2000-12-31
WILLIAM LYON HOMES
filed 2001-03-02
CIK 1095996

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 16, 2001 was $45,755,208. (This calculation assumes that all officers and directors of the Company are affiliates.)

     The number of shares of Common Stock outstanding as of February 16, 2001 was 10,570,223.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of registrant's Proxy Statement for the Annual Meeting of Holders of Common Stock to be held on May 14, 2001 are incorporated herein by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               WILLIAM LYON HOMES

                                     INDEX

                                                                      PAGE NO.
                                                                      --------
                                    PART I
Item 1.  Business....................................................     1
Item 2.  Properties..................................................    14
Item 3.  Legal Proceedings...........................................    15
Item 4.  Submission of Matters to a Vote of Security Holders.........    15
                                   PART II

Item 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters.........................................    16
Item 6.  Selected Financial Data.....................................    17
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................    18
Item 7A. Quantitative and Qualitative Disclosures About Market
         Risk........................................................    28
Item 8.  Financial Statements and Supplementary Data.................    28
Item 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure....................................    29
                                   PART III

Item 10. Directors and Executive Officers of the Registrant..........    29
Item 11. Executive Compensation......................................    29
Item 12. Security Ownership of Certain Beneficial Owners and
         Management..................................................    29
Item 13. Certain Relationships and Related Transactions..............    29
                                   PART IV

Item 14. Exhibits, Consolidated Financial Statement Schedules and
         Reports on Form 8-K.........................................    29
         Index to Consolidated Financial Statements..................    33

                                     PART I
ITEM 1. BUSINESS

GENERAL

     William Lyon Homes, a Delaware corporation (formerly named The Presley Companies), and subsidiaries (the "Company") are primarily engaged in designing, constructing and selling single family detached and attached homes in California, Arizona and Nevada. Since its founding in 1956, the Company has sold over 51,000 homes. The Company conducts its homebuilding operations through five geographic divisions (Southern California, San Diego, Northern California, Arizona and Nevada) including both wholly-owned projects and projects being developed in unconsolidated joint ventures. The Company believes that it is one of the largest homebuilders in California in terms of both sales and homes delivered in 2000. Approximately 78% of the Company's home closings were derived from its California operations. In 2000, the Company and its unconsolidated joint ventures had combined revenues of $779.9 million and delivered 2,666 homes.

     The Company designs, constructs and sells a wide range of homes designed to meet the specific needs of each of its markets, although it primarily emphasizes sales to the entry-level and move-up home buyer markets. The Company currently markets its homes through 42 sales locations in both its wholly-owned projects and projects being developed in unconsolidated joint ventures. In 2000, the average sales price for homes delivered was $289,400, with homes priced from $96,000 to $1,074,000.

     The Company and its unconsolidated joint ventures currently own approximately 4,888 lots (including 2,301 in unconsolidated joint ventures) and control an additional 3,402 lots, substantially all of which are entitled. As used in this Annual Report on Form 10-K, "entitled" land has a Development Agreement and/or Vesting Tentative Map, or a final recorded plat or map from the appropriate county or city government. Development Agreements and Vesting Tentative Maps generally provide for the right to develop the land in accordance with the provisions of the Development Agreement or Vesting Tentative Map unless an issue arises concerning health, safety or general welfare. The Company's sources of developed lots for its homebuilding operations are (1) development of master-planned communities, primarily through unconsolidated joint ventures at the current time, and (2) purchase of smaller projects with shorter life cycles (merchant homebuilding). The Company estimates that its current inventory of land is adequate to supply its homebuilding operations at current operating levels for approximately 2 years.

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

     After the acquisition described above and prior to the effectiveness of the merger as described below, William Lyon and a trust of which William H. Lyon is the beneficiary acquired (1) 5,741,454 shares of the Company's Series A Common Stock for $0.655 per share in a tender offer for the purchase of up to 10,678,792 shares of the Company's Series A Common Stock which closed on November 5, 1999 and (2) 14,372,150 shares of the Company's Series B Common Stock for $0.655 per share under agreements with certain holders of the Company's Series B Common Stock which closed on November 8, 1999. On November 5, 1999 William Lyon and the Company cancelled all of William Lyon's outstanding options to purchase 750,000 shares of the Company's Series A Common Stock. The completion of these transactions, together with the previous disposition on August 12, 1999 of 3,000,000 shares by William Lyon and a trust of which William
H. Lyon is the beneficiary, resulted in William Lyon and a trust of which William H. Lyon is a beneficiary owning approximately 49.9% of the Company's outstanding Common Stock. The foregoing number of shares does not reflect the subsequent merger and the conversion of each share of Series A and Series B Common Stock into 0.2 share of common stock as described below.

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

     The principal purpose of the merger is to help preserve the Company's substantial net operating loss carryforwards and other tax benefits for use in offsetting future taxable income by decreasing, but not eliminating, the risk of an "ownership change" for federal income tax purposes. The Company's future use of tax carryforwards could be severely limited if there is an "ownership change" as defined in applicable tax laws and regulations, over any three year period. The imposition of transfer restrictions in connection with the merger was intended to reduce the risk of an ownership change. In general, the transfer restrictions prohibit, without prior approval of the board of directors of the Company, the direct or indirect disposition or acquisition of any stock of the Company by or to any holder who owns or would so own upon the acquisition (either directly or through the tax attribution rules) 5% or more of the Company's stock.

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

     In accordance with the bond indenture agreement governing the Company's Senior Notes which are due on July 1, 2001, if the Company's Consolidated Tangible Net Worth is less than $60,000,000 for two consecutive fiscal quarters, the Company is required to offer to purchase $20,000,000 in principal amount of the Senior Notes. Because the Company's Consolidated Tangible Net Worth had been less than $60,000,000 beginning with the quarter ended June 30, 1997 and continuing through the quarter ended March 31, 2000, the Company would, effective on December 4, 1997, June 4, 1998, December 4, 1998, June 4, 1999, December 4, 1999 and June 4, 2000
have been required to make offers to purchase $20,000,000 of the Senior Notes at par plus accrued interest, less the face amount of Senior Notes acquired by the Company after September 30, 1997, March 31, 1998, September 30, 1998, March 31, 1999, September 30, 1999 and March 31, 2000, respectively. The Company acquired Senior Notes with a face amount equal to or greater than $20,000,000 after September 30, 1997 and prior to December 4, 1997, again after March 31, 1998 and prior to June 4, 1998, again after September 30, 1998 and prior to December 4, 1998, again after March 31, 1999 and prior to June 4, 1999 and again after September 30, 1999 and prior to December 4, 1999, and again after March 31, 2000 and prior to June 4, 2000, and therefore was not required to make offers to purchase Senior Notes. As a result of these transactions, the Company recognized as an extraordinary item net gains from retirement of debt totaling $496,000, $4,200,000 and $2,741,000 during the years ended December 31, 2000, 1999 and 1998, after giving effect to income taxes and amortization of related loan costs.

     At December 31, 2000, the Company's Consolidated Tangible Net Worth was $94,620,000. As long as the Company's Consolidated Tangible Net Worth is not less than $60,000,000 on the last day of each of any two consecutive fiscal quarters, the Company will not be required to make similar offers to purchase $20,000,000 in principal amount of the Senior Notes.

     Because of the Company's obligation to offer to purchase $20,000,000 in principal amount of the Senior Notes every six months so long as the Company's Consolidated Tangible Net Worth was less than $60,000,000, the Company has been restricted in its ability to acquire, hold and develop real estate projects. The Company changed its operating strategy during 1997 to finance certain projects by forming joint ventures with venture partners that would provide a substantial portion of the capital necessary to develop these projects. The Company believes that the use of joint venture partnerships better enables it to reduce its capital investments and risks in the highly capital intensive California markets, as well as to repurchase the Company's Senior Notes as described above. The Company generally receives, after priority returns and capital distributions to its partners, approximately 50% of the profits and losses, and cash flows from joint ventures.

     As of December 31, 2000, the Company and certain of its subsidiaries are general partners or members in twenty-eight joint ventures involved in the development and sale of residential projects. Such joint ventures are 50% or less owned and, accordingly, the financial statements of such joint ventures are not consolidated with the Company's financial statements. The Company's investments in unconsolidated joint ventures are accounted for using the equity method. See Note 7 of "Notes to Consolidated Financial Statements" for condensed combined financial information for these joint ventures. Based upon current estimates, substantially all future development and construction costs will be funded by the Company's joint venture partners or from the proceeds of construction financing obtained by the joint ventures.

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

     The Company had total consolidated revenues from operations of $417.3 million, $444.8 million and $370.5 million for the years ended December 31, 2000, 1999 and 1998, respectively. Homes closed by the Company, including unconsolidated joint ventures, were 2,666, 2,618, and 1,925 for the years ended December 31, 2000, 1999 and 1998, respectively.

     The Company's operations are dependent to a significant extent on debt financing and, beginning in the fourth quarter of 1997, on joint venture financing. The Company's principal credit sources are the 12 1/2% Senior Notes, Revolving Credit Facilities, project construction loans, and seller-provided financing. The Company filed with the Securities and Exchange Commission a Registration Statement on Form S-1 for the sale of $200.0 million of 12 1/2% Senior Notes which became effective on June 23, 1994. The offering closed on

June 29, 1994 and was fully subscribed and issued. At December 31, 2000, the outstanding principal amount of the 12 1/2% Senior Notes was $77.2 million. The Revolving Credit Facilities are revolving lines of credit with a maximum commitment of $170.0 million. However, the credit facilities have limitations on the amounts that can be borrowed at any time based on assets which are included in the credit facilities and the specified borrowings permitted under borrowing base calculations. The Revolving Credit Facilities are secured by substantially all of the Company's assets. At December 31, 2000, the outstanding principal amount under the Revolving Credit Facilities was $66.3 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition and Liquidity" and Note 8 of "Notes to Consolidated Financial Statements."

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

THE COMPANY'S MARKETS

     The Company is currently operating through five geographic divisions:
Southern California, San Diego, Northern California, Arizona, and Nevada. Each of the divisions has responsibility for the management of the Company's homebuilding and development operations within the geographic boundaries of the division. The New Mexico Division ceased operating in mid-2000.

     The following table sets forth sales from real estate operations attributable to each of the Company's homebuilding divisions during the preceding three fiscal years:

                                                           YEAR ENDED DECEMBER 31,
                                          ---------------------------------------------------------
                                                2000               1999(7)               1998
                                          -----------------    ----------------    ----------------
                                           DOLLAR     % OF      DOLLAR    % OF      DOLLAR    % OF
                                           AMOUNT     TOTAL     AMOUNT    TOTAL     AMOUNT    TOTAL
                                          --------    -----    --------   -----    --------   -----
                                                       (DOLLARS IN THOUSANDS)
WHOLLY-OWNED
  Southern California(1)................  $107,249      14%    $169,394     26%    $ 80,868     20%
  San Diego(2)..........................    90,137      12%      40,168      6%      70,390     17%
  Northern California(3)................   111,026      14%     110,920     17%      76,117     19%
  Arizona(4)............................    26,309       3%      32,014      5%      68,803     17%
  New Mexico(5).........................     6,011       1%      23,989      4%      27,067      7%
  Nevada(6).............................    66,134       8%      63,496     10%      44,487     11%
  Other.................................        --       0%          --      0%         550      0%
                                          --------     ---     --------    ---     --------    ---
                                           406,866      52%     439,981     68%     368,282     91%
                                          --------     ---     --------    ---     --------    ---
UNCONSOLIDATED JOINT VENTURES
  Southern California(1)................   112,233      14%      39,054      6%         871      0%
  San Diego(2)..........................   116,048      15%     121,226     19%      26,725      6%
  Northern California(3)................   146,571      19%      43,056      7%      13,485      3%
                                          --------     ---     --------    ---     --------    ---
                                           374,852      48%     203,336     32%      41,081      9%
                                          --------     ---     --------    ---     --------    ---
COMBINED
  Southern California(1)................   219,482      28%     208,448     32%      81,739     20%
  San Diego(2)..........................   206,185      27%     161,394     25%      97,115     23%
  Northern California(3)................   257,597      33%     153,976     24%      89,602     22%
  Arizona(4)............................    26,309       3%      32,014      5%      68,803     17%
  New Mexico(5).........................     6,011       1%      23,989      4%      27,067      7%
  Nevada(6).............................    66,134       8%      63,496     10%      44,487     11%
  Other.................................        --       0%          --      0%         550      0%
                                          --------     ---     --------    ---     --------    ---
                                          $781,718     100%    $643,317    100%    $409,363    100%
                                          ========     ===     ========    ===     ========    ===

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

(5) The New Mexico Division consisted of operations in Albuquerque and Santa Fe, New Mexico.

(6) The Nevada Division consists of operations in the Las Vegas area.

(7) In November 1999, the Company acquired substantially all of the assets of Old William Lyon Homes, all of which are located in California.

     For financial information concerning segments, see the "Consolidated Financial Statements" and Note 1 of "Notes to Consolidated Financial Statements."

HOMEBUILDING

     The Company currently has a wide variety of product lines which enables it to meet the specific needs of each of its markets. The Company's products include entry-level, move-up and luxury homes, although it primarily emphasizes sales to the entry-level and move-up home markets. The Company believes that this diversified product strategy enables it to mitigate some of the risks inherent in the homebuilding industry and to meet a variety of market conditions. In order to reduce exposure to local market conditions, the Company's sales locations are geographically dispersed. The Company currently has 42 sales locations.

     Because the decision as to which product to develop is based on the Company's assessment of market conditions and the restrictions imposed by government regulations, homestyles and sizes vary from project to project. The Company's attached housing ranges in size from 868 to 2,143 square feet, and the Company's detached housing ranges from 1,231 to 4,655 square feet.

     Due to the Company's product and geographic diversification strategy, the prices of the Company's homes also vary substantially. Prices for the Company's attached housing range from approximately $144,000 to $251,000 and prices for detached housing range from approximately $96,000 to $1,074,000. The average sales price of the Company's homes for the year ended December 31, 2000 was $289,400.

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

                                                        UNITS           LOTS       HOMES CLOSED
                                       ESTIMATED        CLOSED         OWNED         FOR YEAR       BACKLOG
                          YEAR OF      NUMBER OF        AS OF          AS OF          ENDED            AT
                           FIRST       HOMES AT      DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
PROJECT (COUNTY) PRODUCT  DELIVERY   COMPLETION(1)       2000           2000           2000        2000(2)(4)
------------------------  --------   -------------   ------------   ------------   ------------   ------------
                                             SOUTHERN CALIFORNIA

WHOLLY-OWNED:

Oak Park -- Irvine
  (Orange County).......    1998           210             210             0             30             0
                                        ------          ------         -----          -----           ---
Oak Park II -- Irvine
  (Orange County).......    2000           102              72            30             72            27
                                        ------          ------         -----          -----           ---
Lyon Harvest
  (Orange County).......    1999            23              23             0              2             0
                                        ------          ------         -----          -----           ---
Lyon Parkside
  (Orange County).......    1999            30              30             0              4             0
                                        ------          ------         -----          -----           ---
Solana at Talega
  (Orange County).......    1999           120              91            29             91            13
                                        ------          ------         -----          -----           ---
Talega 2R
  (Orange County).......    2002            63               0            63              0             0
                                        ------          ------         -----          -----           ---
Fontana
  (San Bernardino
  County)...............    1998           275             275             0             49             0
                                        ------          ------         -----          -----           ---
Lyon Reflections
  (Riverside County)....    2000            39              39             0              2             0
                                        ------          ------         -----          -----           ---
Lyon Vineyard
  (San Bernardino
  County)...............    2000           100              89            11             89            11
                                        ------          ------         -----          -----           ---
Lyon Orchard
  (San Bernardino
  County)...............    2000            81              79             2             79             2
                                        ------          ------         -----          -----           ---
Archibald Ranch -- (San
  Bernardino County)....    2000           113              21            92             21             7
                                        ------          ------         -----          -----           ---
Cascade Estates
  (Los Angeles
  County)...............    1999            37              37             0              2             0
                                        ------          ------         -----          -----           ---
Crown Ridge -- Palmdale
  (Los Angeles
  County)...............    2000            71              26            45             26             7
                                        ------          ------         -----          -----           ---
Andover -- West Irvine
  (Orange County).......    2001           138               0            44              0             0
                                        ------          ------         -----          -----           ---
Vista del Verde -- Yorba
  Linda (Orange
  County)...............    2001           106               0            23              0             0
                                        ------          ------         -----          -----           ---
Beachside -- Huntington
  Beach (Orange
  County)...............    2001            86               0            86              0             0
                                        ------          ------         -----          -----           ---
Providence Ranch
  (Riverside County)....    2001            97               0            97              0             0
                                        ------          ------         -----          -----           ---
    Total
      wholly-owned......                 1,691             992           522            467            67
                                        ------          ------         -----          -----           ---
UNCONSOLIDATED JOINT VENTURES:
Twin Oaks
  (Ventura County)......    1998           110             110             0             33             0
                                        ------          ------         -----          -----           ---
White Cloud Estates
  (Ventura County)......    1999            78              77             1             63             0
                                        ------          ------         -----          -----           ---
Reston -- Ladera (Orange
  County)...............    2000           117              16           101             16            26
                                        ------          ------         -----          -----           ---
Hampton Road -- Ladera
  (Orange County).......    2000            82               0            82              0            18
                                        ------          ------         -----          -----           ---
Compass Pointe at
  Forster Ranch (Orange
  County)...............    2000            92              21            71             21            23
                                        ------          ------         -----          -----           ---
Avalon at Summerlane
  (Orange County).......    2000           113              28            85             28             4
                                        ------          ------         -----          -----           ---


                              SALES PRICE
PROJECT (COUNTY) PRODUCT        RANGE(3)
------------------------  --------------------
                          SOUTHERN CALIFORNIA
WHOLLY-OWNED:
Oak Park -- Irvine
  (Orange County).......  $  144,000 - 250,000
Oak Park II -- Irvine
  (Orange County).......  $  165,000 - 251,000
Lyon Harvest
  (Orange County).......  $  270,000 - 280,000
Lyon Parkside
  (Orange County).......  $  440,000 - 480,000
Solana at Talega
  (Orange County).......  $  294,000 - 350,000
Talega 2R
  (Orange County).......  $  635,000 - 715,000
Fontana
  (San Bernardino
  County)...............  $  152,000 - 169,000
Lyon Reflections
  (Riverside County)....  $  150,000 - 180,000
Lyon Vineyard
  (San Bernardino
  County)...............  $  218,000 - 253,000
Lyon Orchard
  (San Bernardino
  County)...............  $  175,000 - 200,000
Archibald Ranch -- (San
  Bernardino County)....  $  203,000 - 243,000
Cascade Estates
  (Los Angeles
  County)...............  $  450,000 - 520,000
Crown Ridge -- Palmdale
  (Los Angeles
  County)...............  $  160,000 - 190,000
Andover -- West Irvine
  (Orange County).......  $  230,000 - 265,000
Vista del Verde -- Yorba
  Linda (Orange
  County)...............  $  455,000 - 505,000
Beachside -- Huntington
  Beach (Orange
  County)...............  $  480,000 - 555,000
Providence Ranch
  (Riverside County)....  $  198,000 - 238,000
    Total
      wholly-owned......
UNCONSOLIDATED JOINT VEN
Twin Oaks
  (Ventura County)......  $  299,000 - 323,000
White Cloud Estates
  (Ventura County)......  $  305,000 - 350,000
Reston -- Ladera (Orange
  County)...............  $  317,000 - 367,000
Hampton Road -- Ladera
  (Orange County).......  $  420,000 - 455,000
Compass Pointe at
  Forster Ranch (Orange
  County)...............  $  510,000 - 545,000
Avalon at Summerlane
  (Orange County).......  $  435,000 - 503,000

                                                        UNITS           LOTS       HOMES CLOSED
                                       ESTIMATED        CLOSED         OWNED         FOR YEAR       BACKLOG
                          YEAR OF      NUMBER OF        AS OF          AS OF          ENDED            AT
                           FIRST       HOMES AT      DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
PROJECT (COUNTY) PRODUCT  DELIVERY   COMPLETION(1)       2000           2000           2000        2000(2)(4)
------------------------  --------   -------------   ------------   ------------   ------------   ------------
Ladera Maplewood (Orange
  County)...............    2000           103             103             0             72             0
                                        ------          ------         -----          -----           ---
Lyon Monterrey
  (Orange County).......    1999            99              75            24             68            14
                                        ------          ------         -----          -----           ---
    Total unconsolidated
      joint ventures....                   794             430           364            301            85
                                        ------          ------         -----          -----           ---
SOUTHERN CALIFORNIA
  REGION TOTAL..........                 2,485           1,422           886            768           152
                                        ======          ======         =====          =====           ===
                                             NORTHERN CALIFORNIA

WHOLLY-OWNED:

Oakhurst Country Club
  (Contra Costa County)
  Previously Closed
    Products............    1989         1,208           1,208             0              0             0
  Peacock Creek.........    1996           142             142             0             22             0
  Diablo Village
    (Town Center).......    2000            33              33             0             33             0
                                        ------          ------         -----          -----           ---
                                         1,383           1,383             0             55             0
                                        ------          ------         -----          -----           ---
Eagle Ridge
  (Solano County).......    1997           364             364             0             17             0
                                        ------          ------         -----          -----           ---
St. Helena
  Westminster Estates
  (Napa County).........    1999            23              22             1             22             1
                                        ------          ------         -----          -----           ---
Lyon Fairways
  (Solano County).......    1999            91              91             0             58             0
                                        ------          ------         -----          -----           ---
Lyon Villas
  (San Joaquin
  County)...............    1999           135              72            63             53             9
                                        ------          ------         -----          -----           ---
Lyon Estates
  (San Joaquin
  County)...............    1997           120              67            53             45            14
                                        ------          ------         -----          -----           ---
Lyon Rosewood
  (San Joaquin
  County)...............    1999            74              74             0             38             0
                                        ------          ------         -----          -----           ---
Lyon Ironwood
  (San Joaquin
  County)...............    2000           116               0            24              0            26
                                        ------          ------         -----          -----           ---
Lyon Edgewood
  (San Joaquin
  County)...............    2000            87              77            10             43             7
                                        ------          ------         -----          -----           ---
Lyon Edgewood 2
  (San Joaquin
  County)...............    2000            65              21            44             21            43
                                        ------          ------         -----          -----           ---
Lyon Rhapsody
  (Contra Costa
  County)...............    2001            81               0            81              0             0
                                        ------          ------         -----          -----           ---
Lyon Palazzo
  (Sacramento County)...    2001           100               0           100              0             0
                                        ------          ------         -----          -----           ---
    Total
      wholly-owned......                 2,639           2,171           376            352           100
                                        ------          ------         -----          -----           ---
UNCONSOLIDATED JOINT VENTURES:
Cerro Plata
  (Santa Clara
  County)...............    2002           526               0           526              0             0
                                        ------          ------         -----          -----           ---
The Preserve
  (Alameda County)......    1997            87              87             0             27             0
                                        ------          ------         -----          -----           ---
Lyon Groves
  (Contra (Costa
  County)...............    1999           103              83            20             65            18
                                        ------          ------         -----          -----           ---
Lyon Ridge
  (Contra (Costa
  County)...............    1999           127              54            73             54            30
                                        ------          ------         -----          -----           ---
Manor at Thomas Ranch
  (Contra Costa
  County)...............    1999            63              62             1             62             0
                                        ------          ------         -----          -----           ---
Plantation at
  Thomas Ranch
  (Contra Costa
  County)...............    1999            77              55            22             55            22
                                        ------          ------         -----          -----           ---


                              SALES PRICE
PROJECT (COUNTY) PRODUCT        RANGE(3)
------------------------  --------------------
Ladera Maplewood (Orange
  County)...............  $  282,000 - 325,000
Lyon Monterrey
  (Orange County).......  $  363,000 - 417,000
    Total unconsolidated
      joint ventures....
SOUTHERN CALIFORNIA
  REGION TOTAL..........
                          NORTHERN CALIFORNIA
WHOLLY-OWNED:
Oakhurst Country Club
  (Contra Costa County)
  Previously Closed
    Products............
  Peacock Creek.........  $  462,000 - 592,000
  Diablo Village
    (Town Center).......  $  337,000 - 420,000
Eagle Ridge
  (Solano County).......  $  231,000 - 311,000
St. Helena
  Westminster Estates
  (Napa County).........  $  495,000 - 555,000
Lyon Fairways
  (Solano County).......  $  272,000 - 344,000
Lyon Villas
  (San Joaquin
  County)...............  $  203,000 - 279,000
Lyon Estates
  (San Joaquin
  County)...............  $  276,000 - 327,000
Lyon Rosewood
  (San Joaquin
  County)...............  $  120,000 - 188,000
Lyon Ironwood
  (San Joaquin
  County)...............  $  200,000 - 264,000
Lyon Edgewood
  (San Joaquin
  County)...............  $  203,000 - 244,000
Lyon Edgewood 2
  (San Joaquin
  County)...............  $  233,000 - 279,000
Lyon Rhapsody
  (Contra Costa
  County)...............  $  218,000 - 277,000
Lyon Palazzo
  (Sacramento County)...  $  226,000 - 276,000
    Total
      wholly-owned......
UNCONSOLIDATED JOINT VEN
Cerro Plata
  (Santa Clara
  County)...............  $650,000 - 1,499,000
The Preserve
  (Alameda County)......  $897,000 - 1,074,000
Lyon Groves
  (Contra (Costa
  County)...............  $  269,000 - 353,000
Lyon Ridge
  (Contra (Costa
  County)...............  $  280,000 - 364,000
Manor at Thomas Ranch
  (Contra Costa
  County)...............  $  544,000 - 657,000
Plantation at
  Thomas Ranch
  (Contra Costa
  County)...............  $  603,000 - 799,000

                                                        UNITS           LOTS       HOMES CLOSED
                                       ESTIMATED        CLOSED         OWNED         FOR YEAR       BACKLOG
                          YEAR OF      NUMBER OF        AS OF          AS OF          ENDED            AT
                           FIRST       HOMES AT      DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
PROJECT (COUNTY) PRODUCT  DELIVERY   COMPLETION(1)       2000           2000           2000        2000(2)(4)
------------------------  --------   -------------   ------------   ------------   ------------   ------------
Henry Ranch
  (Contra Costa County)
  Lyon Tierra...........    2001            46               0            46              0             0
  Lyon Dorado...........    2001            54               0            54              0             0
                                        ------          ------         -----          -----           ---
                                           100               0           100              0             0
                                        ------          ------         -----          -----           ---
Woodlake Estates
  (Solano County)
  Paradise Valley.......    2001             9               0             9              0             0
  Lyon Brook............    2001           121               0           121              0             0
  Lyon Falls............    2001           102               0           102              0             0
                                        ------          ------         -----          -----           ---
                                           232               0           232              0             0
                                        ------          ------         -----          -----           ---
Stonebriar
  (El Dorado County)
  Lyon Casina...........    2001           125               0           125              0             0
  Lyon Prima............    2001           135               0           135              0             0
                                        ------          ------         -----          -----           ---
                                           260               0           260              0             0
                                        ------          ------         -----          -----           ---
    Total unconsolidated
      joint ventures....                 1,575             341         1,234            263            70
                                        ------          ------         -----          -----           ---
NORTHERN CALIFORNIA
  REGION TOTAL..........                 4,214           2,512         1,610            615           170
                                        ======          ======         =====          =====           ===
                                                  SAN DIEGO
WHOLLY-OWNED:

Sun Lakes Country Club
  (Riverside County)
  Previously Closed
    Products............    1987         2,082           2,082             0              0             0
  Promenade.............    1996           108             108             0              8             0
  Atrium................    1996           102             102             0              6             0
  Terrace...............    1996           110             110             0             11             0
                                        ------          ------         -----          -----           ---
                                         2,402           2,402             0             25             0
                                        ------          ------         -----          -----           ---
Horsethief Canyon Ranch
  (Riverside County)
  Previously Closed
  Products..............    1989           847             847             0              0             0
  Series "300"..........    1998           116             116             0              1             0
  Series "400"..........    1995           554             351           199             98             5
  Series "500"..........    1995           445             332           117             79             1
                                        ------          ------         -----          -----           ---
                                         1,962           1,646           316            178             6
                                        ------          ------         -----          -----           ---
Sycamore Ranch
  (San Diego County)....    1997           195             102            93             39             1
                                        ------          ------         -----          -----           ---
Vail Creek
  (Riverside County)....    2000           152              67            85             67            11
                                        ------          ------         -----          -----           ---
Rancho Dorado
  (San Diego County)
  La Fuente.............    2000            56              36            20             36             9
  Loma Real.............    2000            89              19            23             19            12
  Los Reyes.............    2000            66               0            22              0             0
                                        ------          ------         -----          -----           ---
                                           211              55            65             55            21
                                        ------          ------         -----          -----           ---
    Total
      wholly-owned......                 4,922           4,272           559            364            39
                                        ------          ------         -----          -----           ---


                              SALES PRICE
PROJECT (COUNTY) PRODUCT        RANGE(3)
------------------------  --------------------
Henry Ranch
  (Contra Costa County)
  Lyon Tierra...........  $  464,000 - 502,000
  Lyon Dorado...........  $  803,000 - 900,000
Woodlake Estates
  (Solano County)
  Paradise Valley.......  $  331,000 - 356,000
  Lyon Brook............  $  287,000 - 317,000
  Lyon Falls............  $  316,000 - 356,000
Stonebriar
  (El Dorado County)
  Lyon Casina...........  $  290,000 - 350,000
  Lyon Prima............  $  346,000 - 406,000
    Total unconsolidated
      joint ventures....
NORTHERN CALIFORNIA
  REGION TOTAL..........
                               SAN DIEGO
WHOLLY-OWNED:
Sun Lakes Country Club
  (Riverside County)
  Previously Closed
    Products............
  Promenade.............  $  120,000 - 131,000
  Atrium................  $  136,000 - 153,000
  Terrace...............  $  171,000 - 192,000
Horsethief Canyon Ranch
  (Riverside County)
  Previously Closed
  Products..............
  Series "300"..........  $  129,000 - 150,000
  Series "400"..........  $  169,000 - 209,000
  Series "500"..........  $  200,000 - 235,000
Sycamore Ranch
  (San Diego County)....  $  322,000 - 393,000
Vail Creek
  (Riverside County)....  $  180,000 - 201,000
Rancho Dorado
  (San Diego County)
  La Fuente.............  $  293,000 - 322,000
  Loma Real.............  $  375,000 - 426,000
  Los Reyes.............  $  419,000 - 450,000
    Total
      wholly-owned......

                                                        UNITS           LOTS       HOMES CLOSED
                                       ESTIMATED        CLOSED         OWNED         FOR YEAR       BACKLOG
                          YEAR OF      NUMBER OF        AS OF          AS OF          ENDED            AT
                           FIRST       HOMES AT      DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
PROJECT (COUNTY) PRODUCT  DELIVERY   COMPLETION(1)       2000           2000           2000        2000(2)(4)
------------------------  --------   -------------   ------------   ------------   ------------   ------------
UNCONSOLIDATED JOINT VENTURES:

Torrey Unit 4 -- The
  Shores (San Diego
  County)...............    1998            59              59             0             10             0
                                        ------          ------         -----          -----           ---
Torrey Unit 6 --
  The Shores II
  (San Diego County)....    1999            52              52             0             36             0
                                        ------          ------         -----          -----           ---
Torrey Unit 14 --
  The Cove
  (San Diego County)....    1999           108             108             0             57             0
                                        ------          ------         -----          -----           ---
Knollwood at Castle
  Creek (San Diego
  County)...............    1999            77              77             0             30             0
                                        ------          ------         -----          -----           ---
Stonecrest
  (San Diego County)....    1999           110             110             0             16             0
                                        ------          ------         -----          -----           ---
Mercy Road -- Allegra
  (San Diego County)....    1999           113             113             0             19             0
                                        ------          ------         -----          -----           ---
Otay Ranch -- Saratoga
  Trails (San Diego
  County)...............    1999            74              67             7             60             4
                                        ------          ------         -----          -----           ---
Otay Ranch -- Mendocino
  (San Diego County)....    1999           139             106            33             97            15
                                        ------          ------         -----          -----           ---
Otay Ranch -- (Mendocino
  Trails) (San Diego
  County)...............    2001            83               0            83              0             0
                                        ------          ------         -----          -----           ---
Rancho Dorado
  (San Diego County)
  Monte Verde...........    2000            65              20            45             20            10
                                        ------          ------         -----          -----           ---
East Grove -- (San Diego
  County)...............    2001           291               0           291              0             0
                                        ------          ------         -----          -----           ---
4S Ranch -- (San Diego
  County)...............    2001           123               0            66              0             0
                                        ------          ------         -----          -----           ---
    Total unconsolidated
      joint ventures....                 1,294             712           525            345            29
                                        ------          ------         -----          -----           ---
SAN DIEGO REGION
  TOTAL.................                 6,216           4,984         1,084            709            68
                                        ======          ======         =====          =====           ===
                                                   ARIZONA
WHOLLY-OWNED:

Estrella
  (Maricopa County).....    1995           113             113             0              2             0
                                        ------          ------         -----          -----           ---
Legend Trail
  (Maricopa County).....    1996           102             102             0              1             0
                                        ------          ------         -----          -----           ---
Crystal Gardens
  (Maricopa County).....    1997           157             143            14             50             9
                                        ------          ------         -----          -----           ---
Sage Creek -- Encanto
  (Maricopa County).....    2000           176              53            46             53            24
                                        ------          ------         -----          -----           ---
Sage Creek -- Arcadia
  (Maricopa County).....    2000           167              33            36             33            12
                                        ------          ------         -----          -----           ---
Sage Creek -- Solano
  (Maricopa County).....    2000            82              15            28             15            13
                                        ------          ------         -----          -----           ---
Mesquite Grove -- Parada
  (Maricopa County).....    2001           110               0           110              0             0
                                        ------          ------         -----          -----           ---
Mesquite Grove --
  Estates (Maricopa
  County)...............    2000            95               0            95              0             0
                                        ------          ------         -----          -----           ---
Rio Del Verde
  (Maricopa County).....    1999            84              35            35             35            22
                                        ------          ------         -----          -----           ---
Power Ranch
  (Maricopa County).....    2001           103               0           103              0             0
                                        ------          ------         -----          -----           ---
Tramonto
  (Maricopa County).....    2001            76               0            76              0             0
                                        ------          ------         -----          -----           ---
    Total
      wholly-owned......                 1,265             494           543            189            80
                                        ------          ------         -----          -----           ---


                              SALES PRICE
PROJECT (COUNTY) PRODUCT        RANGE(3)
------------------------  --------------------
UNCONSOLIDATED JOINT VEN
Torrey Unit 4 -- The
  Shores (San Diego
  County)...............  $  408,000 - 446,000
Torrey Unit 6 --
  The Shores II
  (San Diego County)....  $  409,000 - 442,000
Torrey Unit 14 --
  The Cove
  (San Diego County)....  $  394,000 - 422,000
Knollwood at Castle
  Creek (San Diego
  County)...............  $  203,000 - 221,000
Stonecrest
  (San Diego County)....  $  233,000 - 282,000
Mercy Road -- Allegra
  (San Diego County)....  $  238,000 - 293,000
Otay Ranch -- Saratoga
  Trails (San Diego
  County)...............  $  258,000 - 276,000
Otay Ranch -- Mendocino
  (San Diego County)....  $  214,000 - 242,000
Otay Ranch -- (Mendocino
  Trails) (San Diego
  County)...............  $  226,000 - 232,000
Rancho Dorado
  (San Diego County)
  Monte Verde...........  $  349,000 - 390,000
East Grove -- (San Diego
  County)...............  $  262,000 - 423,000
4S Ranch -- (San Diego
  County)...............  $  517,000 - 551,000
    Total unconsolidated
      joint ventures....
SAN DIEGO REGION
  TOTAL.................
                                ARIZONA
WHOLLY-OWNED:
Estrella
  (Maricopa County).....  $  121,000 - 151,000
Legend Trail
  (Maricopa County).....  $  150,000 - 186,000
Crystal Gardens
  (Maricopa County).....  $   97,000 - 124,000
Sage Creek -- Encanto
  (Maricopa County).....  $  100,000 - 116,000
Sage Creek -- Arcadia
  (Maricopa County).....  $  126,000 - 152,000
Sage Creek -- Solano
  (Maricopa County).....  $  157,000 - 181,000
Mesquite Grove -- Parada
  (Maricopa County).....  $  169,000 - 202,000
Mesquite Grove --
  Estates (Maricopa
  County)...............  $  289,000 - 299,000
Rio Del Verde
  (Maricopa County).....  $  164,000 - 201,000
Power Ranch
  (Maricopa County).....  $  160,000 - 227,000
Tramonto
  (Maricopa County).....  $  163,000 - 230,000
    Total
      wholly-owned......

                                                        UNITS           LOTS       HOMES CLOSED
                                       ESTIMATED        CLOSED         OWNED         FOR YEAR       BACKLOG
                          YEAR OF      NUMBER OF        AS OF          AS OF          ENDED            AT
                           FIRST       HOMES AT      DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
PROJECT (COUNTY) PRODUCT  DELIVERY   COMPLETION(1)       2000           2000           2000        2000(2)(4)
------------------------  --------   -------------   ------------   ------------   ------------   ------------
UNCONSOLIDATED JOINT VENTURES:
Mountaingate
  (Maricopa County).....    2003         1,552               0           178              0             0
                                        ------          ------         -----          -----           ---
    Total unconsolidated
      joint ventures....                 1,552               0           178              0             0
                                        ------          ------         -----          -----           ---
ARIZONA REGION TOTAL....                 2,817             494           721            189            80
                                        ======          ======         =====          =====           ===
                                                  NEW MEXICO
WHOLLY-OWNED:

Summerfield
  (Bernalillo County)...    1995           195             195             0             14             0
                                        ------          ------         -----          -----           ---
Rancho del Sol
  (Santa Fe County).....    1996           195             195             0             22             0
                                        ------          ------         -----          -----           ---
NEW MEXICO REGION
  TOTAL.................                   390             390             0             36             0
                                        ======          ======         =====          =====           ===
                                                    NEVADA
WHOLLY-OWNED:
Monte Nero
  (Clark County)........    1997           170             170             0             46             0
                                        ------          ------         -----          -----           ---
Royal Woods
  (Clark County)........    1998           142             142             0             11             0
                                        ------          ------         -----          -----           ---
Deer Springs Ranch
  (Clark County)........    1998           117             117             0             18             0
                                        ------          ------         -----          -----           ---
Cambridge Court
  (Clark County)........    1998           177             177             0             47             0
                                        ------          ------         -----          -----           ---
Belvedere
  (Clark County)........    1999            78              78             0             65             0
                                        ------          ------         -----          -----           ---
La Terraza
  (Clark County)........    1999            23              23             0             23             0
                                        ------          ------         -----          -----           ---
Bella Veranda
  (Clark County)........    2000            79              40            39             40            18
                                        ------          ------         -----          -----           ---
Montecito Tesoro
  (Clark County)........    2000           121              22            38             22            23
                                        ------          ------         -----          -----           ---
Montecito Classico
  (Clark County)........    2000           100              13            31             13             7
                                        ------          ------         -----          -----           ---
Kingsway Ridge I
  (Clark County)........    2000            96              38            58             38            22
                                        ------          ------         -----          -----           ---
Kingsway Ridge II
  (Clark County)........    2000            61              17            44             17            10
                                        ------          ------         -----          -----           ---
Glenleigh Gardens
  (Clark County)........    2000            96               9            87              9            13
                                        ------          ------         -----          -----           ---
Springfield
  (Clark County)........    2000            85               0            85              0             0
                                        ------          ------         -----          -----           ---
Topaz Ridge (Clark
  County)...............    2001            89               0            89              0             0
                                        ------          ------         -----          -----           ---
Stallion Mountain
  (Clark County)........    2000           116               0           116              0             4
                                        ------          ------         -----          -----           ---
NEVADA REGION TOTAL.....                 1,550             846           587            349            97
                                        ======          ======         =====          =====           ===
GRAND TOTALS:
  Wholly-owned..........                12,457           9,165         2,587          1,757           383
  Unconsolidated joint
    ventures............                 5,215           1,483         2,301            909           184
                                        ------          ------         -----          -----           ---
                                        17,672          10,648         4,888          2,666           567
                                        ======          ======         =====          =====           ===


                              SALES PRICE
PROJECT (COUNTY) PRODUCT        RANGE(3)
------------------------  --------------------
UNCONSOLIDATED JOINT VEN
Mountaingate
  (Maricopa County).....
    Total unconsolidated
      joint ventures....
ARIZONA REGION TOTAL....
                               NEW MEXICO
WHOLLY-OWNED:
Summerfield
  (Bernalillo County)...  $   96,000 - 140,000
Rancho del Sol
  (Santa Fe County).....  $  131,000 - 165,000
NEW MEXICO REGION
  TOTAL.................
                                 NEVADA
WHOLLY-OWNED:
Monte Nero
  (Clark County)........  $  135,000 - 170,000
Royal Woods
  (Clark County)........  $  153,000 - 186,000
Deer Springs Ranch
  (Clark County)........  $  119,000 - 147,000
Cambridge Court
  (Clark County)........  $  144,000 - 162,000
Belvedere
  (Clark County)........  $  173,000 - 203,000
La Terraza
  (Clark County)........  $  148,000 - 158,000
Bella Veranda
  (Clark County)........  $  244,000 - 275,000
Montecito Tesoro
  (Clark County)........  $  148,000 - 168,000
Montecito Classico
  (Clark County)........  $  176,000 - 213,000
Kingsway Ridge I
  (Clark County)........  $  163,000 - 177,000
Kingsway Ridge II
  (Clark County)........  $  178,000 - 208,000
Glenleigh Gardens
  (Clark County)........  $  228,000 - 260,000
Springfield
  (Clark County)........  $  190,000 - 210,000
Topaz Ridge (Clark
  County)...............  $  458,000 - 516,000
Stallion Mountain
  (Clark County)........  $  145,000 - 164,000
NEVADA REGION TOTAL.....
GRAND TOTALS:
  Wholly-owned..........
  Unconsolidated joint
    ventures............

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

(4) Of the total homes subject to pending sales contracts as of December 31, 2000, 497 represent homes completed or under construction and 70 represent homes not yet under construction.

SALES AND MARKETING

     The management team responsible for a specific project develops marketing objectives, formulates pricing and sales strategies and develops advertising and public relations programs for approval of senior management. The Company makes extensive use of advertising and other promotional activities, including newspaper advertisements, brochures, television and radio commercials, direct mail and the placement of strategically located sign boards in the immediate areas of its developments. In addition, the Company markets all of its products through its website at www.lyonhomes.com. In general, the Company's advertising emphasizes the Company's strengths with respect to the quality and value of its products.

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

     The Company employs in-house commissioned sales personnel or contracts with a third-party firm to sell its homes. In some cases, outside brokers are also involved in the selling of the Company's homes. The Company typically engages its sales personnel on a long-term, rather than a project-by-project basis, which it believes results in a more motivated sales force with an extensive knowledge of the Company's operating policies and products. Sales personnel are trained by the Company and attend weekly meetings to be updated on the availability of financing, construction schedules and marketing and advertising plans.

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

     The Company's homes are typically sold before or during construction through sales contracts which are usually accompanied by a small cash deposit. Such sales contracts are usually subject to certain contingencies such as the buyer's ability to qualify for financing. The cancellation rate of buyers who contracted to buy a home but did not close escrow at the Company's projects was approximately 20% during 2000. Cancellation rates are subject to a variety of factors beyond the Company's control such as adverse economic conditions and increases in mortgage interest rates.

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

     Duxford Financial, Inc., a wholly owned subsidiary, began operations effective December 1, 1994 and is in operation to service the Company's operating regions. The mortgage company operates as a mortgage broker/loan correspondent and originates conventional, FHA and VA loans.

SALE OF LOTS AND LAND

     In the ordinary course of business, the Company continually evaluates land sales and has sold, and expects that it will continue to sell, land as market and business conditions warrant. The Company may also sell both multiple lots to other builders (bulk sales) and improved individual lots for the construction of custom homes where the presence of such homes adds to the quality of the community. In addition, the Company may acquire sites with commercial, industrial and multi-family parcels which will generally be sold to third-party developers.

INFORMATION SYSTEMS AND CONTROLS

     The Company assigns a high priority to the development and maintenance of its budget and cost control systems and procedures. The Company's divisional offices are connected to corporate headquarters through a fully integrated accounting, financial and operational management information system. Through this system, management regularly evaluates the status of its projects in relation to budgets to determine the cause of any variances and, where appropriate, adjusts its operations to capitalize on favorable variances or to limit adverse financial impacts.

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

     The Company's seven executive officers at the corporate level average more than 20 years of experience in the homebuilding and development industries within California and the Southwest. The Company combines decentralized management in those aspects of its business where detailed knowledge of local market conditions is important (such as governmental processing, construction, land development and sales and marketing), with centralized management in those functions where the Company believes central control is required (such as approval of land acquisitions and financial, personnel and legal matters).

     As of December 31, 2000, the Company's real estate development and homebuilding operations employed approximately 497 full-time and 12 part-time employees, including corporate staff, supervisory personnel of construction projects, maintenance crews to service completed projects, as well as persons engaged in administrative, finance and accounting, engineering, land acquisition, sales and marketing activities.

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

ITEM 2. PROPERTIES

  Headquarters

     On February 4, 2000, the Company relocated its corporate headquarters from 19 Corporate Plaza, Newport Beach, California to 4490 Von Karman Avenue, Newport Beach, California. The Company leases its corporate headquarters from a trust of which William H. Lyon is the sole beneficiary. The Company leases or owns properties for its area offices, design centers and Duxford Financial, Inc., but none of these properties is material to the operation of the Company's business. For information about properties owned by the Company for use in its homebuilding activities, see Item 1.

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

     No matters were submitted to the Company's stockholders during the fourth quarter of 2000.

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

                                                    HIGH        LOW
                                                   -------    -------
1999
  First Quarter..................................   3.7500     1.8750
  Second Quarter.................................   5.0000     2.5000
  Third Quarter..................................   5.6250     3.1250
  Fourth Quarter.................................   6.4375     3.1250

2000
  First Quarter..................................   8.3750     4.0000
  Second Quarter.................................   9.8750     5.5000
  Third Quarter..................................   8.3750     5.3750
  Fourth Quarter.................................   9.3750     6.6250

     As of February 16, 2001, the closing price for the Company's Common Stock as reported on the NYSE was $9.00.

     As of February 16, 2001, there were approximately 2,157 beneficial owners of the Company's Common Stock.

     The Company has not paid any cash dividends on its Common Stock during the last three fiscal years and expects that for the foreseeable future it will follow a policy of retaining earnings in order to help finance its business. Payment of dividends is within the discretion of the Company's Board of Directors and will depend upon the earnings, capital requirements, general economic conditions and operating and financial condition of the Company, among other factors. In addition, the effect of the Company's principal financing agreements currently prohibits the payment of dividends by the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition and Liquidity" and Note 8 of "Notes to Consolidated Financial Statements."

     Effective on May 12, 2000 and August 21, 2000, certain officers exercised options to purchase 48,334 and 82,754 shares, respectively, of the Company's common stock at a price of $5.00 per share in accordance with the Company's 1991 Stock Option Plan, as amended. The Company relied upon the exemption set forth in Section 4(2) of the Securities Act of 1933.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected consolidated financial data of the Company have been derived from the Consolidated Financial Statements of the Company and other available information. The summary should be read in conjunction with the Consolidated Financial Statements and the Notes thereto appearing elsewhere herein.

                                              2000      1999(1)       1998         1997         1996
                                            --------    --------    --------     --------     --------
                                                  (IN THOUSANDS EXCEPT PER COMMON SHARE AMOUNTS
                                                               AND NUMBER OF HOMES)
STATEMENT OF OPERATIONS DATA:
  Operating revenue
    Home sales............................  $403,850    $426,839    $348,352     $307,332     $317,366
    Lots, land and other sales............     3,016      13,142      19,930       22,610        1,631
    Management fee income(5)..............    10,456       4,825       2,217           --           --
                                            --------    --------    --------     --------     --------
         Total operating revenue..........   417,322     444,806     370,499      329,942      318,997
  Income from unconsolidated joint
    ventures..............................    24,416      17,859       3,499           --           --
  Operating income (loss).................    49,362      48,402      15,580      (84,534)         163
  Income (loss) before income taxes and
    extraordinary item....................    51,129      43,497       8,305      (89,894)         152
  Provision for income taxes..............   (12,357)       (220)     (1,191)          --           --
  Income (loss) before extraordinary
    item..................................    38,772      43,277       7,114      (89,894)         152
  Extraordinary item-gain from retirement
    of debt, net of applicable taxes......       496       4,200       2,741           --           --
  Net income (loss).......................  $ 39,268    $ 47,477    $  9,855     $(89,894)    $    152
  Basic and diluted earnings (loss) per
    common share(2):
    Before extraordinary item.............  $   3.69    $   4.15    $   0.68     $  (8.61)    $     --
    Extraordinary item....................      0.05        0.40        0.26           --           --
                                            --------    --------    --------     --------     --------
    After extraordinary item..............  $   3.74    $   4.55    $   0.94     $  (8.61)    $     --
  Ratio of earnings to fixed
    charges(3)(4).........................      2.92        2.59        1.31             (4)          (4)
BALANCE SHEET DATA:
  Real estate inventories.................  $214,418    $184,271    $174,502     $255,472     $306,381
  Total assets............................   330,280     278,483     246,404      285,244      331,615
  Notes payable...........................   166,910     176,630     195,393      254,935      208,524
  Stockholders' equity (deficit)..........   102,512      53,301       5,824       (5,681)      84,213
OPERATING DATA (including unconsolidated
  joint ventures):
  Number of homes sold....................     2,603       2,303       2,139        1,718        1,804
  Number of homes closed..................     2,666       2,618       1,925        1,597        1,838
  Number of homes in escrow at end of
    period................................       567         630         617          403          282
  Average sales prices of homes closed....  $    289    $    241    $    202     $    192     $    173

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

(4) Earnings were not adequate to cover fixed charges by $25.4 million and $21.1 million for the years ended December 31, 1997 and 1996, respectively. These deficits, as well as the operating income (loss), include the effect of an impairment loss on real estate assets of $74 million in 1997.

(5) Prior to January 1, 2000, management fee income had been reflected as a reduction of general and administrative expense. For the year ended December 31, 2000, management fee income has been reported as a separate item and not reflected as a reduction of general and administrative expense. The corresponding amounts of management fee income for all prior years reported have been reclassified to conform to the presentation for the year ended December 31, 2000. This reclassification did not change the reported amount of operating income or net income for any periods presented.

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

     In accordance with the bond indenture agreement governing the Company's Senior Notes which are due on July 1, 2001, if the Company's Consolidated Tangible Net Worth is less than $60 million for two consecutive fiscal quarters, the Company is required to offer to purchase $20 million in principal amount of the

Senior Notes. Because the Company's Consolidated Tangible Net Worth had been less than $60 million beginning with the quarter ended June 30, 1997 and continuing through the quarter ended March 31, 2000, the Company would, effective on December 4, 1997, June 4, 1998, December 4, 1998, June 4, 1999, December 4, 1999 and June 4, 2000, have been required to make offers to purchase $20 million of the Senior Notes at par plus accrued interest, less the face amount of Senior Notes acquired by the Company after September 30, 1997, March 31, 1998, September 30, 1998, March 31, 1999, September 30, 1999, and March 31,
2000, respectively. The Company acquired Senior Notes with a face amount equal to or greater than $20 million after September 30, 1997 and prior to December 4, 1997, again after March 31, 1998 and prior to June 4, 1998, and again after September 30, 1998 and prior to December 4, 1998, again after March 31, 1999 and prior to June 4, 1999, again after September 30, 1999 and prior to December 4, 1999 and again after March 31, 2000 and prior to June 4, 2000 and therefore was not required to make offers to purchase Senior Notes. As a result of these transactions, the Company recognized as an extraordinary item net gains from retirement of debt totaling $0.5 million, $4.2 million and $2.7 million during the years ended December 31, 2000, 1999 and 1998, respectively, after giving effect to income taxes and amortization of related loan costs.

     At December 31, 2000, the Company's Consolidated Tangible Net Worth was $94.6 million. As long as the Company's Consolidated Tangible Net Worth is not less than $60.0 million on the last day of each of any two consecutive fiscal quarters, the Company will not be required to make similar offers to purchase $20.0 million in principal amount of the Senior Notes.

     On February 27, 2001, the Company announced its intention to solicit consents to extend for two years the maturity of its 12 1/2% Senior Notes due July 1, 2001, and to make certain amendments to the note covenants. The Company intends to offer a consent fee of 4% to the holders whose consents are accepted, subject to receipt of consents from holders of at least 25% of the principal amount of the Senior Notes outstanding as of February 15, 2001 and other conditions. There can be no assurance that the minimum number of consents will be received and accepted. The Company intends to accept consents from holders of up to 50% of the principal amount of the Senior Notes outstanding as of February 15, 2001. The Company commenced the consent solicitation on February 28, 2001 and intends to terminate the consent solicitation on March 21, 2001. Holders who do not consent or whose consents are not accepted will receive repayment of their Senior Notes at scheduled maturity. The Company may waive any conditions or extend any deadlines in its discretion.

     Management of the Company currently anticipates that the Company will retire at the maturity date of July 1, 2001 the outstanding Senior Notes which have not been extended by internally-generated cash flow, utilization of undrawn availability under revolving credit facilities and/or proceeds from unsecured financing. There can be no assurances, however, that the Company will be able to secure additional unsecured financing and the failure to do so could have an adverse effect on the Company.

     Because of the Company's obligation to offer to purchase $20 million in principal amount of the Senior Notes every six months so long as the Company's Consolidated Tangible Net Worth was less than $60 million, the Company has been restricted in its ability to acquire, hold and develop real estate projects. The Company changed its operating strategy during 1997 to finance certain projects by forming joint ventures with venture partners that would provide a substantial portion of the capital necessary to develop these projects. The Company believes that the use of joint venture partnerships better enables it to reduce its capital investments and risks in the highly capital intensive California markets, as well as to repurchase the Company's Senior Notes as described above. The Company generally receives, after priority returns and capital distributions to its partners, approximately 50% of the profits and losses, and cash flows from joint ventures.

     As of December 31, 2000, the Company and certain of its subsidiaries are general partners or members in twenty-eight joint ventures involved in the development and sale of residential projects. Such joint ventures are 50% or less owned and, accordingly, the financial statements of such joint ventures are not consolidated in the preparation of the Company's financial statements. The Company's investments in unconsolidated joint ventures are accounted for using the equity method. See Note 7 of "Notes to Consolidated Financial Statements" for condensed combined financial information for these joint ventures. Based upon current estimates, substantially all future development and construction costs will be funded by the Company's joint venture partners or from the proceeds of construction financing obtained by the joint ventures.

     At December 31, 2000 the Company had net operating loss carryforwards for Federal tax purposes of approximately $56.0 million, of which $1.3 million expires in 2008, $10.5 million expires in 2009, $14.1 million expires in 2010, $13.7 million expires in 2011, $16.4 million expires in 2012 and $28,000 expires in 2018. In addition, unused recognized built-in losses in the amount of $23.9 million are available to offset future income and expire between 2009 and 2011. The Company's ability to utilize the foregoing tax benefits will depend upon the amount of its otherwise taxable income and may be limited in the event of an "ownership change" under federal tax laws and regulations. In addition, the Company's federal income tax returns for 1997, 1998 and 1999 are currently under examination by the Internal Revenue Service and there can be no assurance that the Service will not challenge the amount of tax benefits calculated by the Company.

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

RESULTS OF OPERATIONS

     Homes sold, closed and in backlog as of and for the periods presented are as follows:

                                                   AS OF AND FOR YEARS ENDED
                                                          DECEMBER 31,
                                                   --------------------------
                                                    2000      1999      1998
                                                   ------    ------    ------
Number of homes sold
  Company........................................   1,697     1,689     1,937
  Unconsolidated joint ventures..................     906       614       202
                                                   ------    ------    ------
                                                    2,603     2,303     2,139
                                                   ======    ======    ======
Number of homes closed
  Company........................................   1,757     2,031     1,834
  Unconsolidated joint ventures..................     909       587        91
                                                   ------    ------    ------
                                                    2,666     2,618     1,925
                                                   ======    ======    ======
Backlog of homes sold but not closed at end of
  period
  Company........................................     383       443       499
  Unconsolidated joint ventures..................     184       187       118
                                                   ------    ------    ------
                                                      567       630       617
                                                   ======    ======    ======
Dollar amount of backlog of homes sold but not
  closed at end of period (in millions)
  Company........................................  $ 89.2    $109.6    $111.8
  Unconsolidated joint ventures..................    82.1      83.6      53.3
                                                   ------    ------    ------
                                                   $171.3    $193.2    $165.1
                                                   ======    ======    ======

     Homes in backlog are generally closed within three to six months. The dollar amount of backlog of homes sold but not closed as of December 31, 2000 was $171.3 million as compared to $193.2 million as of December 31, 1999. The cancellation rate of buyers who contracted to buy a home but did not close escrow at the Company's projects was approximately 20% during 2000.

     The number of homes closed in 2000 increased 1.8 percent to 2,666 from 2,618 in 1999. Net new home orders for the year ended December 31, 2000 increased 13.0 percent to 2,603 units from 2,303 for the year ended December 31, 1999. The backlog of homes sold as of December 31, 2000 was 567, down 10.0% from

630 units as of December 31, 1999. The Company's inventory of completed and unsold homes as of December 31, 2000 decreased to 52 units from 71 units as of December 31, 1999.

     The improvement in net new home orders and closings for 2000 as compared with 1999 is primarily the result of improved market conditions in substantially all of the Company's markets. At December 31, 2000, the Company had 42 sales locations as compared to 50 sales locations at December 31, 1999.

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

     The following represents the home sales and excess of revenue from sales over related cost of sales (i.e., gross profit) of the three master-planned communities since the recordation of impairment losses on June 30, 1997:

                              FOR THE             FOR THE             FOR THE             FOR THE
                            YEAR ENDED          YEAR ENDED          YEAR ENDED       SIX MONTHS ENDED
                         DECEMBER 31, 2000   DECEMBER 31, 1999   DECEMBER 31, 1998   DECEMBER 31, 1997
                         -----------------   -----------------   -----------------   -----------------
Sales..................     $51,917,000         $79,584,000         $54,828,000         $17,662,000
Gross profit...........      13,884,000          13,012,000         $ 5,850,000         $ 1,202,000
Gross profit %.........            26.7%               16.4%               10.7%                6.8%

     The gross profits recognized on the three master-planned communities subsequent to the recordation of the impairment losses has increased due to better than projected sales price increases beginning in 1998.

     The Company periodically evaluates its real estate assets to determine whether such assets have been impaired and therefore would be required to be adjusted to fair value. Fair value represents the amount at which an asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. The estimation process involved in determining if assets have been impaired and in the determination of fair value is inherently uncertain since it requires estimates of current market yields as well as future events and conditions. Such future events and conditions include economic and market conditions, as well as the availability of suitable financing to fund development and construction activities. The realization of the Company's real estate projects is dependent upon future uncertain events and conditions and, accordingly, the actual timing and amounts realized by the Company may be materially different from their estimated fair values.

     Interest incurred during the period in which real estate projects are not under development or during the period subsequent to the completion of product available for sale is expensed in the period incurred. Economic conditions in the real estate industry can cause a delay in the development of certain real estate projects and, as a result, can lengthen the periods when such projects are not under development and, accordingly, have a significant impact on profitability as a result of expensed interest. Interest expense during 2000, 1999, and 1998 was approximately $5.6 million, $6.2 million and $9.2 million, respectively.

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

     Comparison of Years Ended December 31, 2000 and 1999. Operating revenue for the year ended December 31, 2000 was $417.3 million, a decrease of $27.5 million (6.2%), from operating revenue of $444.8 million for the year ended December 31, 1999. Revenue from sales of homes decreased $22.9 million (5.4%) to $403.9 million in 2000 from $426.8 million in 1999. This decrease was due primarily to a decrease in the number of wholly-owned homes closed to 1,757 in 2000 from 2,031 in 1999, offset by an increase in the average sales prices of wholly-owned homes to $229,900 in 2000 from $210,200 in 1999. Management fee income increased by $5.7 million to $10.5 million in 2000 from $4.8 million in 1999 as a direct result of the Company's strategy of financing an increased number of projects through unconsolidated joint ventures. Equity in income of unconsolidated joint ventures amounting to $24.4 million was recognized in 2000, compared to $17.9 million in 1999 also as a direct result of the Company's strategy of financing an increased number of projects through unconsolidated joint ventures. The number of homes closed in unconsolidated joint ventures increased to 909 in 2000 from 587 in 1999. The average sales price of homes sold by joint ventures has been higher than the average sales price of wholly-owned units. The Company generally receives, after priority returns and a return of capital, approximately 50% of the profits and losses and cash flows from joint ventures.

     Total operating income increased from $48.4 million in 1999 to $49.4 million in 2000. The excess of revenue from sales of homes over the related cost of sales decreased by $1.7 million, to $68.0 million in 2000 from $69.7 million in 1999. This decrease was primarily due to a decrease of 13.5% in the number of wholly-owned units closed to 1,757 units in 2000 from 2,031 units in 1999, offset by an increase in the average sales prices to $229,900 in 2000 from $210,200 in 1999 (a 9.4% increase). Gross margins increased by 0.5% to 16.8% in 2000 from 16.3% in 1999. Sales and marketing expenses decreased by $2.9 million (14.9%) to $16.5 million in 2000 from $19.4 million in 1999 primarily due to a decrease in the number of wholly-owned homes closed to 1,757 in 2000 from 2,031 in 1999. General and administrative expenses increased by $11.1 million to $35.3 million in 2000 from $24.2 million in 1999, primarily as a result of higher employment levels to support the increased level of operations and additional employee bonuses based upon improved operating results of the Company, partially offset by reimbursement of overhead expenses from joint ventures.

     Total interest incurred during 2000 increased $1.5 million to $26.0 million from $24.5 million in 1999 as a result of an increase in the average amount of outstanding debt and increases in interest rates. Net interest expense decreased to $5.6 million in 2000 from $6.2 million for 1999 as a result of an increase in the amount of real estate inventories available for capitalization of interest.

     As a result of the transactions as described previously in "General Overview", the Company incurred financial advisory expenses of approximately $2.2 million for the year ended December 31, 1999, with no corresponding amounts for the year ended December 31, 2000.

     Other income (expense), net increased to $7.3 million in 2000 from $3.4 million in 1999 primarily as a result of the gain of $1.7 million on the sale of an office building in 2000, increased income from the Company's mortgage company operations and increased income from the Company's design center operations.

     As a result of the retirement of certain debt as described previously in "General Overview", the Company has recognized net gains of $0.5 million and $4.2 million during the years ended December 31, 2000 and 1999, respectively, after giving effect to income taxes and amortization of related loan costs.

     For the year ended December 31, 2000, income tax benefits of $9.3 million related to temporary differences resulting from the quasi-reorganization were excluded from the results of operations and not reflected as a reduction to the Company's provision for income taxes but credited directly to additional paid-in capital. For the years ended December 31, 2000 and 1999, post quasi-reorganization temporary differences, partially offset by temporary differences that existed prior to the quasi-reorganization, along with pre quasi-reorganization net operating loss carryforwards resulted in income tax expense, at Alternative Minimum Tax rates, of $3.1 million and $245,000, respectively.

     The $9.3 million included in the Company's provision for income taxes for the year ended December 31, 2000 represents income taxes which the Company will not be required to pay. As described in Note 4 of Notes to Consolidated Financial Statements, the pre-quasi-reorganization income tax benefits which would otherwise reduce the provision for income taxes are credited directly to paid-in capital.

     Stockholders' equity per common share increased by $4.62 during the year ended December 31, 2000 as a result of the net income for the period and the income tax benefits credited directly to paid-in capital for the period, compared with an increase of $4.55 for the comparable period a year ago.

     Comparison of Years Ended December 31, 1999 and 1998. Operating revenue for the year ended December 31, 1999 was $444.8 million, an increase of $74.3 million (20.1%), from operating revenue of $370.5 million for the year ended December 31, 1998. Revenue from sales of homes increased $78.4 million to $426.8 million in 1999 from $348.4 million in 1998. This increase was due primarily to an increase in the number of homes closed to 2,031 in 1999 from 1,834 in 1998, and an increase in the average sales prices of homes to $210,200 in 1999 from $189,900 in 1998. Management fee income increased by $2.6 million to $4.8 million in 1999 from $2.2 million in 1998 as a direct result of the Company's strategy of financing an increased number of projects through unconsolidated joint ventures. Equity in income of unconsolidated joint ventures amounting to $17.9 million was recognized in 1999, compared to $3.5 million in 1998 also as a direct result of the Company's strategy of financing an increased number of projects through unconsolidated joint ventures. The Company did not begin investing in unconsolidated joint ventures until the fourth quarter of 1997 and limited operating results were realized in the first nine months of 1998.

     Total operating income increased from $15.6 million in 1998 to $48.4 million in 1999. The excess of revenue from sales of homes over the related cost of sales increased by $19.1 million, to $69.7 million in 1999 from $50.6 million in 1998. This increase was primarily due to (1) an increase of 10.7% in the number of units closed to 2,031 units in 1999 from 1,834 units in 1998, and (2) an increase in the average sales prices to $210,200 from $189,900 (a 10.7% increase). Sales and marketing expenses decreased by $2.1 million (9.8%) to $19.4 million in 1999 from $21.5 million in 1998 primarily as a result of reductions in advertising and sales office/model operation expenses, offset by increased direct sales expenses related to the increased sales volume. General and administrative expenses increased by $6.0 million to $24.2 million in 1999 from $18.2 million in 1998, primarily as a result of higher employment levels to support the increased level of operations and additional accruals for increased employee bonuses based upon improved operating results of the Company, partially offset by reimbursement of overhead expenses from joint ventures.

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

     As a result of the retirement of certain debt as described previously in "General Overview", the Company recognized a net gain of $4.2 million during the year ended December 31, 1999, after giving effect to income taxes and amortization of related loan costs.

     For the year ended December 31, 1999, post quasi-reorganization temporary differences, partially offset by temporary differences that existed prior to the quasi-reorganization, along with pre quasi-reorganization net operating loss carryforwards resulted in income tax expense, at Alternative Minimum Tax rates, of $245,000. For the year ended December 31, 1998, income tax benefits of $1,650,000 related to temporary differences resulting from the quasi-reorganization were excluded from the results of operations and not reflected as a reduction to the Company's provision for income taxes but credited to additional paid-in capital.

FINANCIAL CONDITION AND LIQUIDITY

     The Company provides for its ongoing cash requirements principally from internally generated funds from the sales of real estate and from outside borrowings and, beginning in the fourth quarter of 1997, by joint venture financing from newly formed joint ventures with venture partners that provide a substantial portion of the capital required for certain projects. The Company currently maintains the following major credit facilities: 12 1/2% Senior Notes (the "Senior Notes") and secured revolving lending facilities ("Revolving Credit Facilities"). The Company also finances certain projects with construction loans secured by real estate inventories and finances certain land acquisitions with seller-provided financing.

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

     The Company will in all likelihood be required to refinance the Senior Notes and the Revolving Credit Facilities when they mature, and no assurances can be given that the Company will be successful in that regard.

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

  SENIOR NOTES

     The 12 1/2% Senior Notes due July 1, 2001 are obligations of William Lyon Homes (formerly The Presley Companies), a Delaware corporation ("Delaware Lyon"), and are unconditionally guaranteed on a senior basis by William Lyon Homes, Inc. (formerly Presley Homes), a California corporation and a wholly owned subsidiary of Delaware Lyon. However, William Lyon Homes, Inc. has granted liens on substantially all of its assets as security for its obligations under the Revolving Credit Facilities and other loans. Because the William Lyon Homes, Inc. guarantee is not secured, holders of the Senior Notes are effectively junior to borrowings under the Revolving Credit Facilities with respect to such assets. Delaware Lyon and its consolidated subsidiaries are referred to collectively herein as the "Company." Interest on the Senior Notes is payable on January 1 and July 1 of each year.

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

     As of December 31, 2000, the outstanding 12 1/2% Senior Notes with a face value of $77.2 million were valued at a range from $75.3 million to $77.2 million, based on quotes from industry sources.

     Management of the Company currently anticipates that the Company will retire at the maturity date of July 1, 2001 the outstanding Senior Notes which have not been extended by internally-generated cash flow, utilization of undrawn availability under revolving credit facilities and/or proceeds from unsecured financing. There can be no assurances, however, that the Company will be able to secure additional unsecured financing and the failure to do so could have an adverse effect on the liquidity of the Company.

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

     Three of the facilities described in the preceding paragraph are Revolving Credit Facilities with an aggregate maximum loan commitment of $170.0 million, with various maturities beginning in 2002 through September 2004. The collateral for the loans provided by the Revolving Credit Facilities includes substantially all real estate of the Company (excluding assets which are pledged as collateral for construction notes payable described below and excluding assets of partnerships and limited liability companies). Although the aggregate maximum loan commitment for these loans is $170.0 million, the credit facilities have limitations on the amounts which can be borrowed at any time based on assets which are included in the credit facilities and the specified borrowings permitted under borrowing base calculations. The undrawn availability at December 31, 2000 was $29.2 million and the principal outstanding under the Revolving Credit Facilities at December 31, 2000 was $66.3 million.

     Pursuant to the terms of the Revolving Credit Facilities, outstanding advances bear interest at various rates which approximate the prime rate.

     The Revolving Credit Facilities include financial covenants which may limit the amount which may be borrowed thereunder.

  CONSTRUCTION NOTES PAYABLE

     At December 31, 2000, the Company had construction notes payable amounting to $9.6 million related to various real estate projects. The notes are due as units close or at various dates on or before December 31, 2002 and bear interest at rates of prime plus 0.25% to prime plus 0.50%.

  SELLER FINANCING

     Another source of financing available to the Company is seller-provided financing for land acquired by the Company. At December 31, 2000, the Company had various notes payable outstanding related to land acquisitions for which seller financing was provided in the amount of $6.6 million.

  REVOLVING MORTGAGE WAREHOUSE CREDIT FACILITY

     The Company has a $15.0 million revolving mortgage warehouse credit facility with a bank to fund its mortgage origination operations. Mortgage loans are generally held for a short period of time and are typically sold to investors within 7 to 15 days following funding. Borrowings are secured by the related mortgage loans held for sale. At December 31, 2000 the outstanding balance was $7.2 million. The facility, which has a current maturity date of May 31, 2001, also contains a financial covenant requiring that the Company maintains cash and/or marketable securities on the books of account of its subsidiary, Duxford Financial, Inc., a California corporation ("Duxford") in an amount equal to no less than $1.0 million and a financial covenant requiring the Company to maintain total assets net of total liabilities and net of amounts receivable from the Company and/or affiliates on the books of account of Duxford in an amount equal to no less than $1.0 million.

  JOINT VENTURE FINANCING

     As of December 31, 2000, the Company and certain of its subsidiaries are general partners or members in twenty-eight joint ventures involved in the development and sale of residential projects. Such joint ventures are 50% or less owned and, accordingly, the financial statements of such joint ventures are not consolidated with the Company's financial statements. The Company's investments in unconsolidated joint ventures are accounted for using the equity method. See Note 7 of "Notes to Consolidated Financial Statements" for condensed combined financial information for these joint ventures. Based upon current estimates, substantially all future development and construction costs will be funded by the Company's venture partners or from the proceeds of construction financing obtained by the joint ventures.

     As of December 31, 2000, the Company's investment in and advances to such joint ventures was approximately $50.0 million and the Company's venture partners' investment in such joint ventures was approximately $137.4 million. In addition, certain joint ventures have obtained financing from land sellers or construction lenders which amounted to approximately $45.2 million at December 31, 2000.

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

  CASH FLOWS -- COMPARISON OF YEARS ENDED DECEMBER 31, 2000 AND 1999

     Net cash provided by operating activities decreased from $65.9 million in 1999 to $9.3 million in 2000 primarily as a result of decreased income and increases in real estate inventories.

     Net cash provided by investing activities increased from $13.8 million in 1999 to $19.2 million in 2000 primarily as a result of increased amounts received from investments in and advances to unconsolidated joint ventures.

     Net cash used in financing activities decreased from $101.5 million in 1999 to $16.0 million in 2000. The change was primarily due to borrowings on notes payable.

  CASH FLOWS -- COMPARISON OF YEARS ENDED DECEMBER 31, 1999 AND 1998

     Net cash provided by operating activities increased from $55.1 million in 1998 to $65.9 million in 1999 primarily as a result of increased income and reductions in real estate inventories.

     Net cash provided by investing activities decreased from $5.8 million in 1998 to $13.8 million in 1999 primarily as a result of decreased amounts received from investments in and advances to unconsolidated joint ventures offset by net increases in investments in notes receivable.

     Net cash used in financing activities increased from $41.5 million in 1998 to $101.5 million in 1999. The change was primarily due to repayment of debt, offset by borrowings on notes payable.

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

     - Average closing price of less than $1.00 over a consecutive 30-day trading period.

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

     On August 29, 2000 the Company announced that it had received a letter from the NYSE dated as of August 14, 2000 notifying the Company that the plan period under the NYSE's Continued Listing Program for the Company was completed as of August 5, 2000. According to the NYSE letter, the Company completed the plan period and is now considered a "company in good standing" by achieving both market capitalization and shareholders' equity in excess of $50 million. As a result of the Company's good standing, the Company has formally been removed from the NYSE's "Watch List". However, the Company is subject to a 12-month follow-up period within which the Company will be reviewed to ensure that the Company does not once again fall below any of the NYSE's continued listing standards. Although no quarterly updates are required during the follow-up period, the Company is still obligated to be proactive in its discussions with the NYSE, especially involving events that might effect triggering any of the continued listing requirements. As of and through December 31, 2000, the Company was in compliance with all NYSE listing criteria.

INFLATION

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

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by Statement No. 137 and Statement No. 138, which is required to be adopted for fiscal years beginning after June 15, 2000. Statement No. 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, a change in the fair value of the derivative will either be offset against the change in the fair value of the hedged asset, liability, or firm commitment through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Management does not currently believe that the implementation of Statement No. 133 will have a material impact on the Company's results of operations or financial position.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's exposure to market risk for changes in interest rates relates primarily to the Company's revolving lines of credit with a total outstanding balance at December 31, 2000 of $66.3 million where the interest rate is variable based upon certain bank reference or prime rates. If interest rates were to increase by 10%, the estimated impact on the Company's consolidated financial statements would be to reduce income before taxes by approximately $235,000 based on amounts outstanding and rates in effect at December 31, 2000, as well as to increase capitalized interest by approximately $864,000 which would be amortized to cost of sales as unit closings occur.

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

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     The information required by this item is incorporated by reference from the Company's Proxy Statement for the 2001 Annual Meeting of Holders of Common Stock to be held on May 14, 2001.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference from the Company's Proxy Statement for the 2001 Annual Meeting of Holders of Common Stock to be held on May 14, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference from the Company's Proxy Statement for the 2001 Annual Meeting of Holders of Common Stock to be held on May 14, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference from the Company's Proxy Statement for the 2001 Annual Meeting of Holders of Common Stock to be held on May 14, 2001.

                                    PART IV

ITEM 14.EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (A)(1) FINANCIAL STATEMENTS

     The following financial statements of the Company are included in a separate section of this Annual Report on Form 10-K commencing on the page numbers specified below:

                                                              PAGE
                                                              ----
WILLIAM LYON HOMES
Report of Independent Auditors..............................   34
Consolidated Balance Sheets.................................   35
Consolidated Statements of Income...........................   36
Consolidated Statements of Stockholders' Equity.............   37
Consolidated Statements of Cash Flows.......................   38
Notes to Consolidated Financial Statements..................   39
SIGNIFICANT SUBSIDIARIES OF WILLIAM LYON HOMES
Report of Independent Auditors..............................   63
Combined Balance Sheets.....................................   64
Combined Statements of Income...............................   65
Combined Statements of Members' Capital.....................   66
Combined Statements of Cash Flows...........................   67
Notes to Combined Financial Statements......................   68

     (2) FINANCIAL STATEMENT SCHEDULES:

     Schedules are omitted as the required information is not present, is not present in sufficient amounts, or is included in the Consolidated Financial Statements or Notes thereto.

     (3) LISTING OF EXHIBITS:

     EXHIBIT
      NUMBER                             DESCRIPTION
     -------                             -----------
     2.1(1)      Certificate of Ownership and Merger
     3.1(2)      Certificate of Incorporation of the Company.
     3.3(2)      Bylaws of the Company.
     4.1(2)      Specimen certificate of Common Stock.
     4.2(3)      Indenture dated June 29, 1994, between American Bank & Trust
                 Company, as Trustee, and The Presley Companies and Presley
                 Homes.
    10.1(9)      Form of Indemnity Agreement, between the Company and the
                 Directors and Officers of the Company.
    10.2(2)      Purchase Agreement and Escrow Instructions dated October 7,
                 1999 among The Presley Companies, Presley Homes, William
                 Lyon Homes, Inc., William Lyon and William H. Lyon.
    10.3(4)      Amended and Restated 1991 Stock Option Plan of The Presley
                 Companies, a Delaware corporation.
    10.4(5)      Forms of Stock Option Agreements, dated as of May 20, 1994, between the Company and Wade H. Cable.
    10.5(5)      Form of Stock Option Agreement, dated as of May 20, 1994,
                 between the Company and Nancy M. Harlan.
    10.6(5)      Form of Stock Option Agreement, dated as of May 20, 1994,
                 between the Company and Linda L. Foster.
    10.7(5)      Form of Stock Option Agreement, dated as of May 20, 1994,
                 between the Company and W. Douglass Harris.
    10.8(5)      Form of Stock Option Agreement, dated as of May 20, 1994,
                 between the Company and C. Dean Stewart.
    10.9(5)      Form of Stock Option Agreement, dated as of May 20, 1994,
                 between the Company and Alan Uman.
    10.10(9)     Property Management Agreement between Corporate Enterprises,
                 Inc., a California corporation (Owner) and William Lyon
                 Homes, Inc., a California corporation (Manager) dated and
                 effective November 5, 1999.
    10.11(9)     Mortgage Company Agreement between Presley Mortgage Company, a California corporation and Duxford Financial Services,
                 Inc., executed as of November 5, 1999.
    10.12(9)     Warranty Service Agreement between Corporate Enterprises,
                 Inc., a California corporation and William Lyon Homes, Inc., a California corporation dated and effective November 5,
                 1999.
    10.13(10)    Loan Agreement dated as of September 25, 2000 between
                 William Lyon Homes, Inc., a California corporation, the
                 "Borrower," and Residential Funding Corporation, a Delaware
                 corporation, "Lender."
    10.14(10)    Master Loan Agreement dated as of August 31, 2000 by and
                 between William Lyon Homes, Inc., a California corporation
                 ("Borrower") and Guaranty Federal Bank, F.S.B., a federal
                 savings bank organized and existing under the laws of the
                 United States ("Lender").

     EXHIBIT
      NUMBER                             DESCRIPTION
     -------                             -----------
    10.15(10)    Revolving Line of Credit Loan Agreement (Borrowing Base
                 Loan) by and between California Bank & Trust, a California banking corporation, and William Lyon Homes, Inc., a
                 California corporation, dated as of September 21, 2000.
    10.16(10)    Option Agreement and Escrow Instructions between William
                 Lyon Homes, Inc., a California corporation and Lathrop
                 Investment, L.P., a California limited partnership dated as of October 24, 2000.
    10.17(11)    William Lyon Homes 2000 Stock Incentive Plan.
    10.18        Form of Stock Option Agreements.
    10.19        William Lyon Homes, Inc. 2000 Cash Bonus Plan.
    10.20        Standard Industrial/Commercial Single-Tenant Lease -- Net
                 Between William Lyon Homes, Inc. and a trust of which
                 William H. Lyon is the sole beneficiary.
    10.21        Mortgage Warehouse Loan and Security Agreement.
    21.1         List of Subsidiaries of the Company.
    23.1         Consent of Independent Auditors.

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

 (6) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 and incorporated herein by this reference.

 (7) Previously filed as an exhibit to the Company's Report on Form 8-K dated December 31, 1998 and incorporated herein by this reference.

 (8) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by this reference.

 (9) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by this reference.

(10) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 and incorporated herein by this reference.

(11) Previously filed as an exhibit to the Company's Registration Statement on Form S-8 (SEC Registration No. 333-50232) and incorporated herein by this reference.

     (B) REPORTS ON FORM 8-K

     No reports were filed on Form 8-K during the reporting period.

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

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----

                  /s/ WILLIAM LYON                     Chairman of the Board, Chief   February 21, 2001
-----------------------------------------------------  Executive Officer and
                    William Lyon                       Director (Principal Executive
                                                       Officer)

                  /s/ WADE H. CABLE                    Director and President         February 21, 2001
-----------------------------------------------------
                    Wade H. Cable

                 /s/ JAMES E. DALTON                   Director                       February 21, 2001
-----------------------------------------------------
                   James E. Dalton

               /s/ RICHARD E. FRANKEL                  Director                       February 21, 2001
-----------------------------------------------------
                 Richard E. Frankel

                 /s/ WILLIAM H. LYON                   Director                       February 21, 2001
-----------------------------------------------------
                   William H. Lyon

              /s/ WILLIAM H. MCFARLAND                 Director                       February 21, 2001
-----------------------------------------------------
                William H. McFarland

                                                       Director                       February   , 2001
-----------------------------------------------------
                  Michael L. Meyer

                   /s/ RAY A. WATT                     Director                       February 21, 2001
-----------------------------------------------------
                     Ray A. Watt

             /s/ RANDOLPH W. WESTERFIELD               Director                       February 21, 2001
-----------------------------------------------------
               Randolph W. Westerfield

                /s/ MICHAEL D. GRUBBS                  Senior Vice President, Chief   February 21, 2001
-----------------------------------------------------  Financial Officer and
                  Michael D. Grubbs                    Treasurer (Principal
                                                       Financial Officer)

               /s/ W. DOUGLASS HARRIS                  Vice President and Corporate   February 21, 2001
-----------------------------------------------------  Controller (Principal
                 W. Douglass Harris                    Accounting Officer)

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
WILLIAM LYON HOMES
Report of Independent Auditors..............................   34
Consolidated Balance Sheets.................................   35
Consolidated Statements of Income...........................   36
Consolidated Statements of Stockholders' Equity (Deficit)...   37
Consolidated Statements of Cash Flows.......................   38
Notes to Consolidated Financial Statements..................   39
SIGNIFICANT SUBSIDIARIES OF WILLIAM LYON HOMES
Report of Independent Auditors..............................   63
Combined Balance Sheets.....................................   64
Combined Statements of Income...............................   65
Combined Statements of Members' Capital.....................   66
Combined Statements of Cash Flows...........................   67
Notes to Combined Financial Statements......................   68

REQUIRED SCHEDULES

     Schedules are omitted as the required information is not present, is not present in sufficient amounts, or is included in the Consolidated Financial Statements or Notes thereto.

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
William Lyon Homes

     We have audited the accompanying consolidated balance sheets of William Lyon Homes as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of William Lyon Homes at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                                          /s/  ERNST & YOUNG LLP

Irvine, California
February 13, 2001

                               WILLIAM LYON HOMES

                          CONSOLIDATED BALANCE SHEETS
         (IN THOUSANDS EXCEPT NUMBER OF SHARES AND PAR VALUE PER SHARE)
                                (NOTES 2 AND 3)

                                     ASSETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
Cash and cash equivalents...................................  $ 14,711    $  2,154
Receivables -- Note 5.......................................    18,538      12,063
Real estate inventories -- Notes 1 and 6....................   214,418     184,271
Investments in and advances to unconsolidated joint
  ventures -- Note 7........................................    49,966      50,282
Property and equipment, less accumulated depreciation of
  $3,112 and $4,167 at December 31, 2000 and 1999,
  respectively..............................................     2,818       2,183
Deferred loan costs -- Note 1...............................       754       1,726
Goodwill -- Note 2..........................................     7,138       8,382
Other assets................................................    21,937      17,422
                                                              --------    --------
                                                              $330,280    $278,483
                                                              ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable............................................  $ 25,762    $ 15,653
Accrued expenses............................................    35,096      32,899
Notes payable -- Note 8.....................................    89,709      76,630
12 1/2% Senior Notes Due 2001 -- Note 8.....................    77,201     100,000
                                                              --------    --------
                                                               227,768     225,182
                                                              --------    --------
Commitments and contingencies -- Note 13
Stockholders' equity -- Notes 3 and 10
  Common stock, par value $.01 per share; 30,000,000 shares
     authorized; 10,570,223 and 10,439,135 shares issued and
     outstanding at December 31, 2000 and 1999,
     respectively...........................................       106         104
  Additional paid-in capital................................   126,608     116,667
  Accumulated deficit from January 1, 1994..................   (24,202)    (63,470)
                                                              --------    --------
                                                               102,512      53,301
                                                              --------    --------
                                                              $330,280    $278,483
                                                              ========    ========

                            See accompanying notes.

                               WILLIAM LYON HOMES

                       CONSOLIDATED STATEMENTS OF INCOME
                 (IN THOUSANDS EXCEPT PER COMMON SHARE AMOUNTS)
                                (NOTES 2 AND 3)

                                                                YEAR ENDED DECEMBER 31,
                                                          -----------------------------------
                                                            2000         1999         1998
                                                          ---------    ---------    ---------
Operating revenue
  Home sales............................................  $ 403,850    $ 426,839    $ 348,352
  Lots, land and other sales -- Note 12.................      3,016       13,142       19,930
  Management fee income -- Note 1.......................     10,456        4,825        2,217
                                                          ---------    ---------    ---------
                                                            417,322      444,806      370,499
                                                          ---------    ---------    ---------
Operating costs
  Cost of sales -- homes................................   (335,891)    (357,153)    (297,781)
  Cost of sales -- lots, land and other.................     (3,378)     (13,223)     (20,992)
  Sales and marketing...................................    (16,515)     (19,387)     (21,463)
  General and administrative............................    (35,348)     (24,193)     (18,182)
  Amortization of goodwill -- Note 2....................     (1,244)        (307)          --
                                                          ---------    ---------    ---------
                                                           (392,376)    (414,263)    (358,418)
                                                          ---------    ---------    ---------
Equity in income of unconsolidated joint ventures --Note
  7.....................................................     24,416       17,859        3,499
                                                          ---------    ---------    ---------
Operating income........................................     49,362       48,402       15,580
Interest expense, net of amounts capitalized -- Note
  8.....................................................     (5,557)      (6,153)      (9,214)
Financial advisory expenses -- Note 2...................         --       (2,197)      (1,286)
Other income (expense), net -- Note 2...................      7,324        3,445        3,225
                                                          ---------    ---------    ---------
Income before income taxes and extraordinary item.......     51,129       43,497        8,305
Provision for income taxes -- Notes 4 and 10
  Income taxes -- benefit credited to paid-in capital...     (9,287)          --       (1,191)
  Income taxes -- alternative minimum tax...............     (3,070)        (220)          --
                                                          ---------    ---------    ---------
Income before extraordinary item........................     38,772       43,277        7,114
Extraordinary item -- gain from retirement of debt, net
  of applicable income taxes -- Notes 4, 10 and 11......        496        4,200        2,741
                                                          ---------    ---------    ---------
Net income..............................................  $  39,268    $  47,477    $   9,855
                                                          =========    =========    =========
Basic and diluted earnings per common share: -- Note 1
  Before extraordinary item.............................  $    3.69    $    4.15    $    0.68
  Extraordinary item....................................       0.05         0.40    $    0.26
                                                          ---------    ---------    ---------
  After extraordinary item..............................  $    3.74    $    4.55    $    0.94
                                                          =========    =========    =========

                            See accompanying notes.

                               WILLIAM LYON HOMES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                (NOTES 3 AND 4)

                                                                                   ACCUMULATED
                                                     COMMON STOCK     ADDITIONAL   DEFICIT FROM
                                                    ---------------    PAID-IN      JANUARY 1,
                                                    SHARES   AMOUNT    CAPITAL         1994         TOTAL
                                                    ------   ------   ----------   ------------   ---------
Balance -- December 31, 1997......................  10,439    $104     $115,017     $(120,802)    $  (5,681)
Net income for the year...........................      --      --           --         9,855         9,855
Income tax benefits related to temporary
  differences existing prior to the
  quasi-reorganization -- Notes 4 and 10..........      --      --        1,650            --         1,650
                                                    ------    ----     --------     ---------     ---------
Balance -- December 31, 1998......................  10,439     104      116,667      (110,947)        5,824
Net income for the year...........................      --      --           --        47,477        47,477
                                                    ------    ----     --------     ---------     ---------
Balance -- December 31, 1999......................  10,439     104      116,667       (63,470)       53,301
Issuance of common stock upon exercise of stock
  options -- Note 9...............................     131       2          654            --           656
Net income for the year...........................      --      --           --        39,268        39,268
Income tax benefits related to temporary
  differences existing prior to the
  quasi-reorganization -- Notes 4 and 10..........      --      --        9,287            --         9,287
                                                    ------    ----     --------     ---------     ---------
Balance -- December 31, 2000......................  10,570    $106     $126,608     $ (24,202)    $ 102,512
                                                    ======    ====     ========     =========     =========

                            See accompanying notes.

                               WILLIAM LYON HOMES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                (NOTES 2 AND 3)

                                                                     YEAR ENDED DECEMBER 31,
                                                              -------------------------------------
                                                                2000         1999           1998
                                                              ---------    ---------      ---------
Operating activities
  Net income................................................  $  39,268    $  47,477      $   9,855
  Adjustments to reconcile net income to net cash (used in)
    provided by operating activities:
    Depreciation and amortization...........................      2,499        1,518          1,059
    Equity in income of unconsolidated joint ventures.......    (24,416)     (17,859)        (3,499)
    Extraordinary gain on repurchase of Senior Notes........       (561)      (4,225)        (3,200)
    Provision for income taxes..............................     12,383          245          1,650
    Net changes in operating assets and liabilities:
      Receivables...........................................       (113)      (6,531)          (556)
      Real estate inventories...............................    (25,255)      63,191         41,272
      Deferred loan costs...................................        841        1,280           (655)
      Other assets..........................................     (4,515)     (15,099)            17
      Accounts payable......................................     10,109       (6,847)         4,510
      Accrued expenses......................................       (899)       2,704          4,687
                                                              ---------    ---------      ---------
  Net cash provided by operating activities.................      9,341       65,854         55,140
                                                              ---------    ---------      ---------

Investing activities
  Investment in and advances to unconsolidated joint
    ventures................................................    (20,600)      (5,494)       (19,886)
  Distributions from unconsolidated joint ventures..........     45,018       11,680             --
  Proceeds from contribution of land to joint ventures......         --        3,700         25,431
  Mortgage notes receivable originations/issuances..........   (116,773)     (54,965)          (234)
  Mortgage notes receivable sales/repayments................    113,474       58,933            828
  Purchases of property and equipment.......................     (1,890)         (22)          (358)
                                                              ---------    ---------      ---------
  Net cash provided by investing activities.................     19,229       13,832          5,781
                                                              ---------    ---------      ---------

Financing activities
  Proceeds from borrowings on notes payable.................    467,446      198,052        132,953
  Principal payments on notes payable.......................   (462,008)    (264,139)      (138,228)
  Repurchase of 12 1/2% Senior Notes........................    (22,107)     (35,400)       (36,260)
  Common stock issued for exercised options.................        656           --             --
                                                              ---------    ---------      ---------
  Net cash used in financing activities.....................    (16,013)    (101,487)       (41,535)
                                                              ---------    ---------      ---------
Net increase (decrease) in cash and cash equivalents........     12,557      (21,801)        19,386
Cash and cash equivalents -- beginning of year..............      2,154       23,955          4,569
                                                              ---------    ---------      ---------
Cash and cash equivalents -- end of year....................  $  14,711    $   2,154      $  23,955
                                                              =========    =========      =========

Supplemental disclosures of cash flow and non-cash
  activities
  Cash paid during the period for interest, net of amounts
    capitalized.............................................  $   5,304    $   7,198      $  12,025
                                                              =========    =========      =========
  Issuance of notes payable for land acquisitions...........  $  10,042    $  22,181      $   2,748
                                                              =========    =========      =========
  Investment in joint venture in connection with
    contribution of land to joint venture...................  $   2,749    $   1,845      $      --
                                                              =========    =========      =========
  Debt assumed by joint venture in connection with
    contribution of land to joint venture...................  $   2,401    $  33,662      $      --
                                                              =========    =========      =========
  Assumption of liabilities related to purchase of
    substantially all of the assets of William Lyon Homes,
    Inc. ...................................................  $      --    $ 101,058      $      --
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

  Segment Information

     The Company designs, constructs and sells a wide range of homes designed to meet the specific needs of each of its markets. For internal reporting purposes, the Company is organized into five geographic home building regions and its mortgage origination operation. Because each of the Company's geographic home building regions has similar economic characteristics, housing products and class of prospective buyers, the geographic home building regions have been aggregated into a single home building segment. The Company's mortgage origination operations did not meet the materiality thresholds which would require disclosure for the years ended December 31, 2000, 1999 and 1998, and accordingly, are not separately reported.

     The Company evaluates performance and allocates resources primarily based on the operating income of individual home building projects. Operating income is defined by the Company as sales of homes, lots and land; less cost of sales, impairment losses on real estate, selling and marketing, and general and administrative expenses. Accordingly, operating income excludes certain expenses included in the determination of net income. Operating income from home building operations totaled $49.4 million, $48.4 million and $15.6 million for the years ended December 31, 2000, 1999 and 1998, respectively.

     All revenues are from external customers. There were no customers that contributed 10% or more of the Company's total revenues during 2000, 1999 or 1998.

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

     Interest incurred under the Revolving Credit Facilities, the Senior Notes and other notes payable, as more fully discussed in Note 8, is capitalized to qualifying real estate projects under development. Any

                               WILLIAM LYON HOMES
additional interest charges related to real estate projects not under development are expensed in the period incurred.

     Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("Statement No. 121"), requires impairment losses to be recorded on assets to be held and used by the Company when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets (excluding interest) are less than the carrying amount of the assets. When an impairment loss is required for assets to be held and used by the Company, the related assets are adjusted to their estimated fair value.

     Fair value represents the amount at which an asset could be bought or sold in a current transaction between willing parties, that is, other than a forced or liquidation sale. The estimation process involved in determining if assets have been impaired and in the determination of fair value is inherently uncertain because it requires estimates of current market yields as well as future events and conditions. Such future events and conditions include economic and market conditions, as well as the availability of suitable financing to fund development and construction activities. The realization of the Company's real estate projects is dependent upon future uncertain events and conditions and, accordingly, the actual timing and amounts realized by the Company may be materially different from their estimated fair values.

     Interest incurred during the period in which real estate projects are not under development or during the period subsequent to the completion of projects are expensed in the period incurred. Economic conditions in the real estate industry can cause a delay in the development of certain real estate projects and, as a result, can lengthen the periods when such projects are not under development and, accordingly, have a significant impact on profitability as a result of expensed interest. Interest expensed during 2000, 1999 and 1998 was approximately $5,557,000, $6,153,000 and $9,214,000, respectively.

  Property and Equipment

     Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives ranging from three to thirty-five years. Leasehold improvements are stated at cost and are amortized using the straight-line method over the shorter of either their estimated useful lives or term of the lease.

  Deferred Loan Costs

     Deferred loan costs are amortized over the term of the applicable loans using a method which approximates the level yield interest method.

  Goodwill

     Goodwill, which represents the excess of the purchase price over net assets acquired (Note 2), is amortized on a straight-line basis over an estimated useful life of seven years.

  Sales and Profit Recognition

     A sale is recorded and profit recognized when a sale is consummated, the buyer's initial and continuing investments are adequate, any receivables are not subject to future subordination, and the usual risks and rewards of ownership have been transferred to the buyer in accordance with the provisions of Financial Accounting Standards Board Statement No. 66, "Accounting for Sales of Real Estate." When it is determined that the earnings process is not complete, profit is deferred for recognition in future periods. As of December 31, 2000 and 1999, there are no deferred profits.

                               WILLIAM LYON HOMES

  Income Taxes

     Income taxes are accounted for under the provisions of Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes."

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

     For those instruments, as defined under Financial Accounting Standards Board Statement No. 107, "Disclosures About Fair Value of Financial Instruments," for which it is practical to estimate fair value, management has determined that the carrying amounts of the Company's financial instruments approximate their fair value at December 31, 2000, except for the 12 1/2% Senior Notes as described in Note 8.

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

  Management Fee Income

     Management fee income represents income earned in the current period from unconsolidated joint ventures in accordance with joint venture and/or operating agreements. Prior to January 1, 2000, management fee income had been reflected as a reduction of general and administrative expense. For the year ended December 31, 2000, management fee income has been reported as a separate item and not reflected as a reduction of general and administrative expense. The corresponding amounts of management fee income for the years ended December 31, 1999 and 1998 have been reclassified to conform to the presentation for the year ended December 31, 2000. This reclassification did not change the reported amount of operating income or net income for any periods presented.

  Basic and Diluted Earnings Per Common Share

     Earnings per share amounts for all periods presented conform to Financial Accounting Standards Board Statement No. 128, "Earnings Per Share." Basic and diluted earnings per common share for the year ended December 31, 2000 is based on 10,499,917 and 10,503,572 shares of common stock outstanding, respectively. Basic and diluted earnings per common share for the years ended December 31, 1999 and 1998 are based on 10,439,135 shares of common stock outstanding, after adjustment for the retroactive effect of the merger with a wholly-owned subsidiary and the conversion of each share of previously outstanding Series A and Series B common stock into 0.2 common share of the surviving company as described in Note 3.

  Use of Estimates

     The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities as of December 31, 2000 and 1999 and revenues and expenses for

                               WILLIAM LYON HOMES
each of the three years in the period ended December 31, 2000. Accordingly, actual results could differ from those estimates in the near-term.

  Impact of New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by Statement No. 137 and Statement No. 138, which is required to be adopted for fiscal years beginning after June 15, 2000. Statement No. 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, a change in the fair value of the derivative will either be offset against the change in the fair value of the hedged asset, liability, or firm commitment through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Management does not currently believe that the implementation of Statement No. 133 will have a material impact on the Company's results of operations or financial position.

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

     After the acquisition described above and prior to the effectiveness of the merger as described below, William Lyon and a trust of which William H. Lyon is the beneficiary acquired (1) 5,741,454 shares of the Company's Series A Common Stock for $0.655 per share in a tender offer for the purchase of up to 10,678,792 shares of the Company's Series A Common Stock which closed on November 5, 1999 and (2) 14,372,150 shares of the Company's Series B Common Stock for $0.655 per share under agreements with certain holders of the Company's Series B Common Stock which closed on November 8, 1999. On November 5, 1999 William Lyon and the Company cancelled all of William Lyon's outstanding options to purchase 750,000 shares of the Company's Series A Common Stock. The completion of these transactions, together with the previous disposition on August 12, 1999 of 3,000,000 shares by William Lyon and a trust of which William
H. Lyon is the beneficiary, resulted in William Lyon and a trust of which William H. Lyon is a beneficiary owning approximately 49.9% of the Company's outstanding Common Stock. The foregoing number of shares does not reflect the subsequent merger and conversion of each share of Series A and Series B Common Stock into 0.2 shares of common stock as described in Note 3 below.

     In March 2000, the Company completed the sale of an office building where its prior executive offices were located in Newport Beach, California which was no longer needed after the consolidation of certain of the Company's operations. The sales price was $2,120,000 which the Company received in cash at closing. The net gain from the sale of approximately $1,747,000 is reflected in Other income (expense), net on the Consolidated Statement of Income for the year ended December 31, 2000.

                               WILLIAM LYON HOMES

NOTE 3 -- COMPANY MERGES WITH AND INTO WHOLLY-OWNED SUBSIDIARY

     On November 5, 1999 at a Special Meeting of Holders of Common Stock, the Holders of Common Stock approved a proposal to adopt a certificate of ownership and merger pursuant to which The Presley Companies would merge with and into Presley Merger Sub, Inc., a newly-formed Delaware corporation and wholly-owned subsidiary of The Presley Companies, with Presley Merger Sub, Inc. being the surviving corporation. In the merger, each outstanding share of common stock of The Presley Companies became exchangeable for 0.2 share of common stock of Presley Merger Sub, Inc. In the merger, the surviving corporation was renamed The Presley Companies, which in turn was renamed William Lyon Homes on December 31, 1999. On November 11, 1999, the certificate of ownership and merger was filed in the State of Delaware and the merger became effective. Beginning on November 12, 1999, the shares of the surviving company (then named "The Presley Companies") commenced trading on the New York Stock Exchange under the symbol "PDC."

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

     In connection with the acquisition and merger, the Company has incurred costs of approximately $2,197,000 and $1,286,000 for the years ended December 31, 1999 and 1998, respectively, which are reflected in the Consolidated Statement of Income as financial advisory expenses.

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

NOTE 4 -- QUASI-REORGANIZATION

     Effective as of January 1, 1994, the Company completed a capital restructuring and quasi-reorganization. The quasi-reorganization resulted in the adjustment of assets and liabilities to estimated fair values and the elimination of an accumulated deficit effective January 1, 1994. Income tax benefits resulting from the utilization of net operating loss and other carryforwards existing at January 1, 1994 and temporary differences existing prior to or resulting from the quasi-reorganization, are excluded from the results of operations and credited to paid-in capital. During the year ended December 31, 2000 income tax benefits of $9,287,000, were excluded from results of operations and not reflected as a reduction to the Company's provision for income taxes but credited directly to paid-in capital. During the year ended December 31, 1998 income tax benefits of $1,650,000 were excluded from results of operations and not reflected as a reduction to the Company's provision for income taxes but credited directly to paid-in capital.

                               WILLIAM LYON HOMES

     The $9,287,000 and $1,650,000 included in the Company's provision for income taxes for the 2000 and 1998 periods, respectively, represents income taxes which the Company will not be required to pay. As described above, the pre-quasi-reorganization income tax benefits which would otherwise reduce the provision for income taxes are credited directly to paid-in capital.

     Stockholders' equity per common share increased by $4.62 per share during the year ended December 31, 2000 as a result of the net income for the period and the income tax benefits credited directly to paid-in capital for the period, compared with an increase of $4.55 for the year ended December 31, 1999 and $1.06 for the year ended December 31, 1998.

NOTE 5 -- RECEIVABLES

     Receivables consist of the following (in thousands):

                                                              DECEMBER 31,
                                                           ------------------
                                                            2000       1999
                                                           -------    -------
First trust deed mortgage notes receivable, pledged as
  collateral for revolving mortgage warehouse credit
  facility...............................................  $ 7,163    $ 3,222
First trust deed notes secured by real estate sold,
  interest rates generally ranging from 8.00% to
  12.00%.................................................       --        637
Other notes receivable...................................       --        786
                                                           -------    -------
                                                             7,163      4,645
Receivables from affiliates for management overhead fees,
  cost reimbursements and other..........................    6,859      2,010
Other receivables -- primarily escrow proceeds...........    4,516      5,408
                                                           -------    -------
                                                           $18,538    $12,063
                                                           =======    =======

NOTE 6 -- REAL ESTATE INVENTORIES

     Real estate inventories consist of the following (in thousands):

                                                               DECEMBER 31, 2000
                                                 ---------------------------------------------
                                                                     COMPLETED
                                                                    INVENTORY,
                                                   LAND AND      INCLUDING MODELS
                                                 CONSTRUCTION      AND COMPLETED
                   DIVISION                      IN PROGRESS    LOTS HELD FOR SALE     TOTAL
                   --------                      ------------   -------------------   --------
Southern California............................    $ 48,889           $ 5,747         $ 54,636
San Diego......................................      51,753             6,066           57,819
Northern California............................      30,609             2,862           33,471
Arizona........................................      23,325             5,336           28,661
Nevada.........................................      32,252             7,195           39,447
Other..........................................         384                --              384
                                                   --------           -------         --------
                                                   $187,212           $27,206         $214,418
                                                   ========           =======         ========

                               WILLIAM LYON HOMES

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
                                                   ========           =======         ========

NOTE 7 -- INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED JOINT VENTURES

     The Company and certain of its subsidiaries are general partners or members in twenty-eight joint ventures involved in the development and sale of residential projects. Such joint ventures are 50% or less owned and, accordingly, such joint ventures are not consolidated with the Company's financial statements. The Company's investments in unconsolidated joint ventures are accounted for using the equity method. Condensed combined financial information of these joint ventures as of December 31, 2000 and 1999 is summarized as follows:

                       CONDENSED COMBINED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
                                      ASSETS
Cash and cash equivalents...................................  $ 10,693    $  7,197
Receivables.................................................     1,440       1,275
Real estate inventories.....................................   240,019     240,056
Other assets................................................       275         735
                                                              --------    --------
                                                              $252,427    $249,263
                                                              ========    ========
                         LIABILITIES AND OWNERS' CAPITAL
Accounts payable............................................  $ 15,921    $  8,558
Accrued expenses............................................     4,984       5,488
Notes payable...............................................    45,162      54,069
Advances from William Lyon Homes............................     1,959       1,055
                                                              --------    --------
                                                                68,026      69,170
                                                              --------    --------
Owners' Capital
  William Lyon Homes........................................    48,007      49,227
  Others....................................................   136,394     130,866
                                                              --------    --------
                                                               184,401     180,093
                                                              --------    --------
                                                              $252,427    $249,263
                                                              ========    ========

                               WILLIAM LYON HOMES

                    CONDENSED COMBINED STATEMENTS OF INCOME
                                 (IN THOUSANDS)

                                                        YEAR ENDED DECEMBER 31,
                                                  -----------------------------------
                                                    2000         1999         1998
                                                  ---------    ---------    ---------
Sales...........................................  $ 374,852    $ 203,336    $  41,081
Operating costs
  Cost of sales.................................   (314,343)    (163,215)     (32,883)
  Sales and marketing...........................    (11,567)      (6,734)      (1,861)
                                                  ---------    ---------    ---------
Operating income................................     48,942       33,387        6,337
Other income, net...............................        581          588          213
                                                  ---------    ---------    ---------
Net income......................................  $  49,523    $  33,975    $   6,550
                                                  =========    =========    =========
Allocation to owners
  William Lyon Homes............................  $  24,416    $  17,859    $   3,499
  Others........................................     25,107       16,116        3,051
                                                  ---------    ---------    ---------
                                                  $  49,523    $  33,975    $   6,550
                                                  =========    =========    =========

NOTE 8 -- NOTES PAYABLE AND 12 1/2% SENIOR NOTES

     Notes payable and 12 1/2% Senior Notes consist of the following (in thousands):

                                                             DECEMBER 31,
                                                         --------------------
                                                           2000        1999
                                                         --------    --------
Notes payable:
  Revolving Credit Facilities..........................  $ 66,322    $     --
  Working Capital Facility.............................        --      33,000
  Construction notes payable...........................     9,592      15,960
  Purchase money notes payable -- land acquisitions....     6,632      24,537
  Collateralized mortgage obligations under revolving
     mortgage warehouse credit facility, secured by
     first trust deed mortgage notes receivable........     7,163       3,133
                                                         --------    --------
                                                           89,709      76,630
12 1/2% Senior Notes due 2001..........................    77,201     100,000
                                                         --------    --------
                                                         $166,910    $176,630
                                                         ========    ========

     Interest relating to the above debt consists of the following (in thousands):

                                                 YEAR ENDED DECEMBER 31,
                                             --------------------------------
                                               2000        1999        1998
                                             --------    --------    --------
Interest incurred..........................  $ 26,012    $ 24,500    $ 31,475
Interest capitalized.......................   (20,455)    (18,347)    (22,261)
                                             --------    --------    --------
Interest expense...........................  $  5,557    $  6,153    $  9,214
                                             ========    ========    ========

  Senior Notes

     In accordance with the bond indenture agreement governing the Company's Senior Notes which are due on July 1, 2001, if the Company's Consolidated Tangible Net Worth is less than $60,000,000 for two consecutive fiscal quarters, the Company is required to offer to purchase $20,000,000 in principal amount of the Senior Notes. Because the Company's Consolidated Tangible Net Worth had been less than $60,000,000

                               WILLIAM LYON HOMES
beginning with the quarter ended June 30, 1997 and continuing through the quarter ended March 31, 2000, the Company would, effective on December 4, 1997, June 4, 1998, December 4, 1998, June 4, 1999, December 4, 1999 and June 4, 2000
have been required to make offers to purchase $20,000,000 of the Senior Notes at par plus accrued interest, less the face amount of Senior Notes acquired by the Company after September 30, 1997, March 31, 1998, September 30, 1998, March 31, 1999, September 30, 1999 and March 31, 2000, respectively. The Company acquired Senior Notes with a face amount equal to or greater than $20,000,000 after September 30, 1997 and prior to December 4, 1997, again after March 31, 1998 and prior to June 4, 1998, again after September 30, 1998 and prior to December 4, 1998, again after March 31, 1999 and prior to June 4, 1999 and again after September 30, 1999 and prior to December 4, 1999, and again after March 31, 2000 and prior to June 4, 2000, and therefore was not required to make offers to purchase Senior Notes. As a result of these transactions, the Company recognized as an extraordinary item net gains from retirement of debt totaling $496,000, $4,200,000 and $2,741,000 during the years ended December 31, 2000, 1999 and 1998, after giving effect to income taxes and amortization of related loan costs.

     At December 31, 2000, the Company's Consolidated Tangible Net Worth was $94,620,000. As long as the Company's Consolidated Tangible Net Worth is not less than $60,000,000 on the last day of each of any two consecutive fiscal quarters, the Company will not be required to make similar offers to purchase $20,000,000 in principal amount of the Senior Notes.

     Because of the Company's obligation to offer to purchase $20,000,000 in principal amount of the Senior Notes every six months so long as the Company's Consolidated Tangible Net Worth was less than $60,000,000, the Company has been restricted in its ability to acquire, hold and develop real estate projects. The Company changed its operating strategy during 1997 to finance certain projects by forming joint ventures with venture partners that would provide a substantial portion of the capital necessary to develop these projects.

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

     The Indenture governing the Senior Notes restricts Delaware Lyon and certain of its subsidiaries with respect to, among other things: (i) the payment of dividends on and redemptions of capital stock, (ii) the incurrence of indebtedness or the issuance of preferred stock, (iii) the creation of certain liens, (iv) consolidations or mergers with or transfer of all or substantially all of its assets and (v) transactions with affiliates. These restrictions are subject to a number of important qualifications and exceptions.

                               WILLIAM LYON HOMES

     As of December 31, 2000, the outstanding 12 1/2% Senior Notes with a face value of $77,201,000 have a fair value of approximately $75,300,000 to $77,201,000, based on quotes from industry sources.

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

                          CONSOLIDATING BALANCE SHEET

                               DECEMBER 31, 2000
                                 (IN THOUSANDS)

                                                  UNCONSOLIDATED
                                    ------------------------------------------
                                     DELAWARE     WILLIAM LYON   NON-GUARANTOR   ELIMINATING   CONSOLIDATED
                                       LYON       HOMES, INC.    SUBSIDIARIES      ENTRIES       COMPANY
                                    -----------   ------------   -------------   -----------   ------------
ASSETS
Cash and cash equivalents.........   $     --       $ 12,746        $ 1,965       $      --      $ 14,711
Receivables.......................         --          7,541         10,997              --        18,538
Real estate inventories...........         --        213,921            497              --       214,418
Investments in and advances to
  unconsolidated joint ventures...         --         17,008         32,958              --        49,966
Property and equipment, net.......         --          2,564            254              --         2,818
Deferred loan costs...............        181            573             --              --           754
Goodwill..........................         --          7,138             --              --         7,138
Other assets......................         --         21,844             93              --        21,937
Investments in subsidiaries.......     98,558         34,662             --        (133,220)           --
Intercompany receivables..........     86,194          5,220             --         (91,414)           --
                                     --------       --------        -------       ---------      --------
                                     $184,933       $323,217        $46,764       $(224,634)     $330,280
                                     ========       ========        =======       =========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable..................   $     --       $ 25,515        $   247       $      --      $ 25,762
Accrued expenses..................         --         33,303          1,793              --        35,096
Notes payable.....................         --         82,546          7,163              --        89,709
12 1/2% Senior Notes..............     77,201             --             --              --        77,201
Intercompany payables.............      5,220         86,194             --         (91,414)           --
                                     --------       --------        -------       ---------      --------
     Total liabilities............     82,421        227,558          9,203         (91,414)      227,768
Stockholders' equity..............    102,512         95,659         37,561        (133,220)      102,512
                                     --------       --------        -------       ---------      --------
                                     $184,933       $323,217        $46,764       $(224,634)     $330,280
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
                                     ========       ========        =======       =========      ========

                               WILLIAM LYON HOMES

                       CONSOLIDATING STATEMENT OF INCOME

                          YEAR ENDED DECEMBER 31, 2000
                                 (IN THOUSANDS)

                                                    UNCONSOLIDATED
                                      ------------------------------------------
                                       DELAWARE     WILLIAM LYON   NON-GUARANTOR   ELIMINATING   CONSOLIDATED
                                         LYON       HOMES, INC.    SUBSIDIARIES      ENTRIES       COMPANY
                                      -----------   ------------   -------------   -----------   ------------
Operating revenue
  Sales.............................    $    --      $ 368,237       $ 38,629       $     --      $ 406,866
  Management fee income.............         --          1,906          8,550             --         10,456
                                        -------      ---------       --------       --------      ---------
                                             --        370,143         47,179             --        417,322
                                        -------      ---------       --------       --------      ---------

Operating costs
  Cost of sales.....................         --       (305,016)       (34,253)            --       (339,269)
  Sales and marketing...............         --        (14,618)        (1,897)            --        (16,515)
  General and administrative........         --        (35,107)          (241)            --        (35,348)
  Amortization of goodwill..........         --         (1,244)            --             --         (1,244)
                                        -------      ---------       --------       --------      ---------
                                             --       (355,985)       (36,391)            --       (392,376)
                                        -------      ---------       --------       --------      ---------
Equity in income of unconsolidated
  joint ventures....................         --          3,251         21,165             --         24,416
                                        -------      ---------       --------       --------      ---------
Income from subsidiaries............     38,772         32,826             --        (71,598)            --
                                        -------      ---------       --------       --------      ---------
Operating income....................     38,772         50,235         31,953        (71,598)        49,362
Interest expense, net of amounts
  capitalized.......................         --         (5,302)          (255)            --         (5,557)
Other income (expense), net.........         --          4,434          2,890             --          7,324
                                        -------      ---------       --------       --------      ---------
Income before income taxes and
  extraordinary item................     38,772         49,367         34,588        (71,598)        51,129
Provision for income taxes
  Income taxes -- benefit credited
     to paid-in capital.............         --         (9,287)            --             --         (9,287)
  Income taxes -- alternative
     minimum tax....................         --         (3,070)            --             --         (3,070)
                                        -------      ---------       --------       --------      ---------
Income before extraordinary item....     38,772         37,010         34,588        (71,598)        38,772
Extraordinary item -- gain from
  retirement of debt net of
  applicable income taxes...........        496             --             --             --            496
                                        -------      ---------       --------       --------      ---------
Net income..........................    $39,268      $  37,010       $ 34,588       $(71,598)     $  39,268
                                        =======      =========       ========       ========      =========

                               WILLIAM LYON HOMES

                       CONSOLIDATING STATEMENT OF INCOME

                          YEAR ENDED DECEMBER 31, 1999
                                 (IN THOUSANDS)

                                                    UNCONSOLIDATED
                                      ------------------------------------------
                                       DELAWARE     WILLIAM LYON   NON-GUARANTOR   ELIMINATING   CONSOLIDATED
                                         LYON       HOMES, INC.    SUBSIDIARIES      ENTRIES       COMPANY
                                      -----------   ------------   -------------   -----------   ------------
Operating revenue
  Sales.............................    $    --      $ 380,160       $ 59,821       $     --      $ 439,981
  Management fee income.............         --            718          4,107             --          4,825
                                        -------      ---------       --------       --------      ---------
                                             --        380,878         63,928             --        444,806
                                        -------      ---------       --------       --------      ---------

Operating costs
  Cost of sales.....................         --       (322,929)       (47,447)            --       (370,376)
  Sales and marketing...............         --        (16,648)        (2,739)            --        (19,387)
  General and administrative........         --        (23,980)          (213)            --        (24,193)
  Amortization of goodwill..........         --           (307)            --             --           (307)
                                        -------      ---------       --------       --------      ---------
                                             --       (363,864)       (50,399)            --       (414,263)
                                        -------      ---------       --------       --------      ---------
Equity in income of unconsolidated
  joint ventures....................         --          3,137         14,722             --         17,859
                                        -------      ---------       --------       --------      ---------
Income from subsidiaries............     45,474         27,250             --        (72,724)            --
                                        -------      ---------       --------       --------      ---------
Operating income....................     45,474         47,401         28,251        (72,724)        48,402
Interest expense, net of amounts
  capitalized.......................         --         (3,759)        (2,394)            --         (6,153)
Financial advisory expenses.........     (2,197)            --             --             --         (2,197)
Other income (expense), net.........         --          2,131          1,314             --          3,445
                                        -------      ---------       --------       --------      ---------
Income before income taxes and
  extraordinary item................     43,277         45,773         27,171        (72,724)        43,497

Provision for income taxes
  Income taxes -- alternative
     minimum tax....................         --           (220)            --             --           (220)
                                        -------      ---------       --------       --------      ---------
Income before extraordinary item....     43,277         45,553         27,171        (72,724)        43,277
Extraordinary item -- gain from
  retirement of debt net of
  applicable income taxes...........      4,200             --             --             --          4,200
                                        -------      ---------       --------       --------      ---------
Net income..........................    $47,477      $  45,553       $ 27,171       $(72,724)     $  47,477
                                        =======      =========       ========       ========      =========

                               WILLIAM LYON HOMES

                       CONSOLIDATING STATEMENT OF INCOME

                          YEAR ENDED DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                                    UNCONSOLIDATED
                                      ------------------------------------------
                                       DELAWARE     WILLIAM LYON   NON-GUARANTOR   ELIMINATING   CONSOLIDATED
                                         LYON       HOMES, INC.    SUBSIDIARIES      ENTRIES       COMPANY
                                      -----------   ------------   -------------   -----------   ------------
Operating revenue
  Sales.............................    $    --      $ 261,394       $106,888       $     --      $ 368,282
  Management fee income.............         --            343          1,874             --          2,217
                                        -------      ---------       --------       --------      ---------
                                             --        261,737        108,762             --        370,499
                                        -------      ---------       --------       --------      ---------

Operating costs
  Cost of sales.....................         --       (228,629)       (90,144)            --       (318,773)
  Sales and marketing...............         --        (16,275)        (5,188)            --        (21,463)
  General and administrative........         --        (17,930)          (252)            --        (18,182)
                                        -------      ---------       --------       --------      ---------
                                             --       (262,834)       (95,584)            --       (358,418)
                                        -------      ---------       --------       --------      ---------
Equity in income of unconsolidated
  joint ventures....................         --              6          3,493             --          3,499
                                        -------      ---------       --------       --------      ---------
Income from subsidiaries............      8,400         17,955             --        (26,355)            --
                                        -------      ---------       --------       --------      ---------
Operating income....................      8,400         16,864         16,671        (26,355)        15,580
Interest expense, net of amounts
  capitalized.......................         --         (7,784)        (1,430)            --         (9,214)
Financial advisory expenses.........     (1,286)            --             --             --         (1,286)
Other income (expense), net.........         --           (392)         3,617             --          3,225
                                        -------      ---------       --------       --------      ---------
Income before income taxes and
  extraordinary item................      7,114          8,688         18,858        (26,355)         8,305
Provision for income taxes
  Income taxes -- benefit credited
     to paid-in capital.............         --         (1,191)            --             --         (1,191)
                                        -------      ---------       --------       --------      ---------
Income before extraordinary item....      7,114          7,497         18,858        (26,355)         7,114
Extraordinary item -- gain from
  retirement of debt net of
  applicable income taxes...........      2,741             --             --             --          2,741
                                        -------      ---------       --------       --------      ---------
Net income..........................    $ 9,855      $   7,497       $ 18,858       $(26,355)     $   9,855
                                        =======      =========       ========       ========      =========

                               WILLIAM LYON HOMES

                     CONSOLIDATING STATEMENT OF CASH FLOWS

                          YEAR ENDED DECEMBER 31, 2000
                                 (IN THOUSANDS)

                                                              UNCONSOLIDATED
                                                ------------------------------------------
                                                 DELAWARE     WILLIAM LYON   NON-GUARANTOR   ELIMINATING   CONSOLIDATED
                                                   LYON       HOMES, INC.    SUBSIDIARIES      ENTRIES       COMPANY
                                                -----------   ------------   -------------   -----------   ------------
Operating activities:
  Net income..................................   $ 39,268      $  37,010       $  34,588      $(71,598)     $  39,268
  Adjustments to reconcile net income to net
     cash used in operating activities:
     Depreciation and amortization............         --          2,412              87            --          2,499
     Equity in income of unconsolidated joint
       ventures...............................         --         (3,251)        (21,165)           --        (24,416)
     Income from subsidiaries.................    (38,772)       (32,826)             --        71,598             --
     Extraordinary gain on repurchase of
       Senior Notes...........................       (561)            --              --            --           (561)
     Provision for income taxes...............         --         12,383              --            --         12,383
     Net changes in operating assets and
       liabilities:
       Receivables............................         --         (1,391)          1,278            --           (113)
       Intercompany receivables/payables......       (327)           327              --            --             --
       Real estate inventories................         --        (30,749)          5,494            --        (25,255)
       Deferred loan costs....................        392            449              --            --            841
       Other assets...........................         --         (4,444)            (71)           --         (4,515)
       Accounts payable.......................         --         10,300            (191)           --         10,109
       Accrued expenses.......................         --           (994)             95            --           (899)
                                                 --------      ---------       ---------      --------      ---------
Net cash provided by operating activities.....         --        (10,774)         20,115            --          9,341
                                                 --------      ---------       ---------      --------      ---------
Investing activities:
  Net change in investments in and advances to
     unconsolidated joint ventures............         --          5,221          19,197            --         24,418
  Proceeds from contribution of land to joint
     venture..................................         --             --              --            --             --
  Net change in mortgage notes receivable.....         --            642          (3,941)           --         (3,299)
  Purchases of property and equipment.........         --         (1,617)           (273)           --         (1,890)
  Investment in subsidiaries..................         --         37,983              --       (37,983)            --
  Advances to affiliates......................     21,451             --              --       (21,451)            --
                                                 --------      ---------       ---------      --------      ---------
Net cash provided by investing activities.....     21,451         42,229          14,983       (59,434)        19,229
                                                 --------      ---------       ---------      --------      ---------
Financing activities:
  Proceeds from borrowings on notes payable...         --        350,673         116,773            --        467,446
  Principal payments on notes payable.........         --       (349,265)       (112,743)           --       (462,008)
  Repurchase of 12 1/2% Senior Notes..........    (22,107)            --              --            --        (22,107)
  Distributions to/contributions from
     shareholders.............................         --            646         (37,973)       37,327             --
  Common stock issued for exercised options...        656             --              --            --            656
  Advances from affiliates....................         --        (22,107)             --        22,107             --
                                                 --------      ---------       ---------      --------      ---------
Net cash used in financing activities.........    (21,451)       (20,053)        (33,943)       59,434        (16,013)
                                                 --------      ---------       ---------      --------      ---------
Net increase in cash and cash equivalents.....         --         11,402           1,155            --         12,557
Cash and cash equivalents at beginning of
  year........................................         --          1,344             810            --          2,154
                                                 --------      ---------       ---------      --------      ---------
Cash and cash equivalents at end of year......   $     --      $  12,746       $   1,965      $     --      $  14,711
                                                 ========      =========       =========      ========      =========

                               WILLIAM LYON HOMES

                     CONSOLIDATING STATEMENT OF CASH FLOWS

                          YEAR ENDED DECEMBER 31, 1999
                                 (IN THOUSANDS)

                                                              UNCONSOLIDATED
                                                ------------------------------------------
                                                 DELAWARE     WILLIAM LYON   NON-GUARANTOR   ELIMINATING   CONSOLIDATED
                                                   LYON       HOMES, INC.    SUBSIDIARIES      ENTRIES       COMPANY
                                                -----------   ------------   -------------   -----------   ------------
Operating activities:
  Net income..................................   $ 47,477      $  45,553       $ 27,171       $(72,724)     $  47,477
  Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization............         --          1,490             28             --          1,518
     Equity in income of unconsolidated joint
       ventures...............................         --         (3,137)       (14,722)            --        (17,859)
     Income from subsidiaries.................    (45,474)       (27,250)            --         72,724             --
     Extraordinary gain on repurchase of
       Senior Notes...........................     (4,225)            --             --             --         (4,225)
     Provision for income taxes...............         --            245             --             --            245
     Net changes in operating assets and
       liabilities:
       Receivables............................         --         (5,938)          (593)            --         (6,531)
       Intercompany receivables/payables......      1,658         (1,658)            --             --             --
       Real estate inventories................         --         60,110          3,081             --         63,191
       Deferred loan costs....................        564            686             30             --          1,280
       Other assets...........................         --        (15,216)           117             --        (15,099)
       Accounts payable.......................         --         (5,788)        (1,059)            --         (6,847)
       Accrued expenses.......................         --          2,864           (160)            --          2,704
                                                 --------      ---------       --------       --------      ---------
Net cash provided by operating activities.....         --         51,961         13,893             --         65,854
                                                 --------      ---------       --------       --------      ---------
Investing activities:
  Net change in investments in and advances to
     unconsolidated joint ventures............         --         (1,783)         7,969             --          6,186
  Proceeds from contribution of land to joint
     venture..................................         --          3,700          3,700         (3,700)         3,700
  Net change in mortgage notes receivable.....         --          7,190         (3,222)            --          3,968
  Purchases of property and equipment.........         --           (224)           202             --            (22)
  Investment in subsidiaries..................         --         15,284             --        (15,284)            --
  Advances to affiliates......................     35,400             --             --        (35,400)            --
                                                 --------      ---------       --------       --------      ---------
Net cash provided by investing activities.....     35,400         24,167          8,649        (54,384)        13,832
                                                 --------      ---------       --------       --------      ---------
Financing activities:
  Proceeds from borrowings on notes payable...         --        140,498         57,554             --        198,052
  Principal payments on notes payable.........         --       (204,061)       (60,078)            --       (264,139)
  Repurchase of 12 1/2% Senior Notes..........    (35,400)            --             --             --        (35,400)
  Distributions to/contributions from
     shareholders.............................         --          1,574        (20,558)        18,984             --
  Advances from affiliates....................         --        (35,400)            --         35,400             --
                                                 --------      ---------       --------       --------      ---------
Net cash used in financing activities.........    (35,400)       (97,389)       (23,082)        54,384       (101,487)
                                                 --------      ---------       --------       --------      ---------
Net decrease in cash and cash equivalents.....         --        (21,261)          (540)            --        (21,801)
Cash and cash equivalents at beginning of
  year........................................         --         22,605          1,350             --         23,955
                                                 --------      ---------       --------       --------      ---------
Cash and cash equivalents at end of year......   $     --      $   1,344       $    810       $     --      $   2,154
                                                 ========      =========       ========       ========      =========

                               WILLIAM LYON HOMES

                     CONSOLIDATING STATEMENT OF CASH FLOWS

                          YEAR ENDED DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                                                  UNCONSOLIDATED
                                                    ------------------------------------------
                                                     DELAWARE     WILLIAM LYON   NON-GUARANTOR   ELIMINATING   CONSOLIDATED
                                                       LYON       HOMES, INC.    SUBSIDIARIES      ENTRIES       COMPANY
                                                    -----------   ------------   -------------   -----------   ------------
Operating activities:
  Net income......................................   $  9,855       $  7,497       $ 18,858       $(26,355)     $   9,855

  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization.................         --            988             71             --          1,059
    Equity in income of unconsolidated joint
      ventures....................................         --             (6)        (3,493)            --         (3,499)
    Income from subsidiaries......................     (8,400)       (17,955)            --         26,355             --
    Extraordinary gain on repurchase of Senior
      Notes.......................................     (3,200)            --             --             --         (3,200)
    Provision for income taxes....................         --          1,650             --             --          1,650

    Net changes in operating assets and
      liabilities:
      Receivables.................................         --           (846)           290             --           (556)
      Intercompany receivables/payables...........        970           (970)            --             --             --
      Real estate inventories.....................         --         34,218          7,054             --         41,272
      Deferred loan costs.........................        775         (1,418)           (12)            --           (655)
      Other assets................................         --             (1)            18             --             17
      Accounts payable............................         --          3,997            513             --          4,510
      Accrued expenses............................         --          3,296          1,391             --          4,687
                                                     --------       --------       --------       --------      ---------
Net cash provided by operating activities.........         --         30,450         24,690             --         55,140
                                                     --------       --------       --------       --------      ---------
Investing activities:
  Investment in unconsolidated joint ventures.....         --         (2,054)       (17,832)            --        (19,886)
  Proceeds from contribution of land to joint
    venture.......................................         --         25,431             --             --         25,431
  Issuance of/payments on notes receivable........         --            594             --             --            594
  Purchases of property and equipment.............         --           (195)          (163)            --           (358)
  Investment in subsidiaries......................         --          2,800             --         (2,800)            --
  Advances to affiliates..........................     36,260             --             --        (36,260)            --
                                                     --------       --------       --------       --------      ---------
Net cash provided by (used in) investing
  activities......................................     36,260         26,576        (17,995)       (39,060)         5,781
                                                     --------       --------       --------       --------      ---------
Financing activities:
  Proceeds from borrowings on notes payable.......         --         95,873         37,080             --        132,953
  Principal payments on notes payable.............         --        (97,365)       (40,863)            --       (138,228)
  Repurchase of 12 1/2% Senior Notes..............    (36,260)            --             --             --        (36,260)
  Distributions to/contributions from
    shareholders..................................         --         (1,046)        (1,754)         2,800             --
  Advances from affiliates........................         --        (36,260)            --         36,260             --
                                                     --------       --------       --------       --------      ---------
Net cash used in financing activities.............    (36,260)       (38,798)        (5,537)        39,060        (41,535)
                                                     --------       --------       --------       --------      ---------
Net increase in cash and cash equivalents.........         --         18,228          1,158             --         19,386
Cash and cash equivalents at beginning of year....         --          4,377            192             --          4,569
                                                     --------       --------       --------       --------      ---------
Cash and cash equivalents at end of year..........   $     --       $ 22,605       $  1,350       $     --      $  23,955
                                                     ========       ========       ========       ========      =========

                               WILLIAM LYON HOMES

  Revolving Credit Facilities

     On September 27, 2000, the Company completed agreements with various lenders to provide financing to replace the Company's prior $100,000,000 Working Capital Facility which was scheduled to mature on May 20, 2001. Under these agreements, project level financing was obtained in facilities provided by these lenders which, collectively, provided for the repayment on September 27, 2000 of all amounts then outstanding under the Company's prior Working Capital Facility.

     Three of the facilities described in the preceding paragraph are Revolving Credit Facilities with an aggregate maximum loan commitment of $170,000,000, with various maturities beginning in 2002 through September 2004. The collateral for the loans provided by the Revolving Credit Facilities includes substantially all real estate of the Company (excluding assets which are pledged as collateral for construction notes payable described below and excluding assets of partnerships and limited liability companies). Although the aggregate maximum loan commitment for these loans is $170,000,000, the credit facilities have limitations on the amounts which can be borrowed at any time based on assets which are included in the credit facilities and the specified borrowings permitted under borrowing base calculations. The undrawn availability at December 31, 2000 was $29,238,000 and the principal outstanding under the Revolving Credit Facilities at December 31, 2000 was $66,322,000.

     Pursuant to the terms of the Revolving Credit Facilities, outstanding advances bear interest at various rates which approximate the prime rate.

     The Revolving Credit Facilities include financial covenants which may limit the amount which may be borrowed thereunder.

  Construction Notes Payable

     At December 31, 2000, the Company had construction notes payable amounting to $9,592,000 related to various real estate projects. The notes are due as units close or at various dates on or before December 31, 2002 and bear interest at rates of prime plus 0.25% to prime plus 0.50%.

  Seller Financing

     Another source of financing available to the Company is seller-provided financing for land acquired by the Company. At December 31, 2000, the Company had various notes payable outstanding related to land acquisitions for which seller financing was provided in the amount of $6,632,000.

  Revolving Mortgage Warehouse Credit Facility

     The Company has a $15,000,000 revolving mortgage warehouse credit facility with a bank to fund its mortgage origination operations. Mortgage loans are generally held for a short period of time and are typically sold to investors within 7 to 15 days following funding. Borrowings are secured by the related mortgage loans held for sale. At December 31, 2000 the outstanding balance was $7,163,000. The facility, which has a current maturity date of May 31, 2001, also contains a financial covenant requiring that the Company maintains cash and/or marketable securities on the books of account of its subsidiary, Duxford Financial, Inc., a California corporation ("Duxford") in an amount equal to no less than $1,000,000 and a financial covenant requiring the Company to maintain total assets net of total liabilities and net of amounts receivable from the Company and/or affiliates on the books of account of Duxford in an amount equal to no less than $1,000,000.

                               WILLIAM LYON HOMES

NOTE 9 -- STOCK OPTIONS AND INCENTIVE COMPENSATION PLANS

  Stock Option Plan

     Effective on May 12, 2000 and August 21, 2000, certain officers exercised options to purchase 48,334 and 82,754 shares, respectively, of the Company's common stock at a price of $5.00 per share in accordance with the Company's 1991 Stock Option Plan, as amended. As of December 31, 2000, outstanding options to purchase common stock under the Company's 1991 Stock Option Plan are as follows:
13,912 options priced at $5.00 and 16,000 options priced at $14.375.

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

     Effective on May 9, 2000, the Company issued options under the William Lyon Homes 2000 Stock Incentive Plan to purchase a total of 627,500 shares of common stock at $8.6875 per share. The options vest as follows: one-third on May 9, 2001, one-third on May 9, 2002 and one-third on May 9, 2003. As of December 31, 2000, 20,000 options have been forfeited and 607,500 remain unexercised. All unexercised options expire on May 9, 2010.

     Pursuant to the provisions of Financial Accounting Standards Board Statement No. 123, "Accounting and Disclosure of Stock-Based Compensation," issued in October 1995, the Company has elected to continue applying the methodology prescribed by APB Opinion 25 and related interpretations to account for outstanding stock options. Accordingly, no compensation cost has been recognized in the financial statements related to stock options awarded to officers, directors and employees under the Plan. As required by Statement No. 123, for disclosure purposes only, the Company has measured the amount of compensation cost which would have been recognized related to stock options had the fair value of the options at the date of grant been used for accounting purposes. Based on such calculations, pro forma net income and earnings per share amounts for the year ended December 31, 2000 would be $38,692,000 and $3.68 per share, respectively. The Company estimated the fair value of the stock options issued in 2000 at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 4.83%; a dividend yield of 0.00%, a volatility factor for the market price of the Company's common stock of 0.645; and a weighted average expected life of seven years for the stock options.

  Incentive Compensation Plan

     Effective on April 6, 2000, the Company's Board of Directors approved the 2000 Cash Bonus Plan for all of the Company's full-time, salaried employees, including the Chief Executive Officer ("CEO"), Chief Operating Officer ("COO"), Division Presidents, Executives, Managers, Field Construction Staff, and certain other employees. Under the terms of this plan, bonus targets for the CEO and COO are based upon specified percentages of the Company's pretax, pre-bonus income. Bonus targets for Division Presidents are based on Division performance, as compared to the Division's 2000 Business Plan. For all other participants, the plan stipulates annual setting of individual bonus targets, expressed as a percent of each participant's salary, with awards based on performance against goals pertaining to each participant's operating area.

                               WILLIAM LYON HOMES

     All awards are prorated downward if the sum of all calculated awards for the entire Company exceeds 20% of the Company's consolidated pre-tax income before bonuses. Awards are paid out over two years, with 75% paid following the determination of bonus awards, and 25% paid one year later. The deferred amounts will be forfeited in the event of termination for any reason except retirement, death or disability.

NOTE 10 -- INCOME TAXES

     The following summarizes the provision for income taxes (in thousands):

                                                      YEAR ENDED DECEMBER 31,
                                                  -------------------------------
                                                    2000        1999       1998
                                                  --------    --------    -------
Current
  Federal.......................................  $ (1,063)   $   (189)   $    --
  State.........................................    (2,033)        (56)        (7)
                                                  --------    --------    -------
                                                    (3,096)       (245)        (7)
                                                  --------    --------    -------
Deferred
  Federal.......................................        --          --         --
  State.........................................        --          --          7
                                                  --------    --------    -------
                                                        --          --          7
                                                  --------    --------    -------
Income tax benefits credited to additional
  paid-in capital...............................    (9,287)         --     (1,650)
                                                  --------    --------    -------
                                                  $(12,383)   $   (245)   $(1,650)
                                                  ========    ========    =======
Provision for income taxes before extraordinary
  item..........................................  $(12,357)   $   (220)   $(1,191)
Provision for income taxes on extraordinary
  item..........................................       (26)        (25)      (459)
                                                  --------    --------    -------
                                                  $(12,383)   $   (245)   $(1,650)
                                                  ========    ========    =======

     Income taxes differ from the amounts computed by applying the applicable Federal statutory rates due to the following (in thousands):

                                                      YEAR ENDED DECEMBER 31,
                                                  -------------------------------
                                                    2000        1999       1998
                                                  --------    --------    -------
Provision for Federal income taxes at the
  statutory rate................................  $(17,895)   $(13,516)   $(2,907)
(Provision) credit for state income taxes, net
  of Federal income tax benefits................    (1,321)      1,516       (661)
Extraordinary item -- gain from retirement of
  debt..........................................      (183)     (1,437)    (1,120)
Valuation allowance for deferred tax asset......     7,650      13,305      3,038
Other...........................................      (634)       (113)        --
                                                  --------    --------    -------
                                                  $(12,383)   $   (245)   $(1,650)
                                                  ========    ========    =======

                               WILLIAM LYON HOMES

     Temporary differences giving rise to deferred income taxes consist of the following (in thousands):

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
Deferred tax assets
  Reserves deducted for financial reporting purposes not
     allowable for tax purposes.............................  $  4,450    $  3,322
  Compensation deductible for tax purposes
     when paid..............................................     1,863       4,437
  Net operating loss and alternative minimum tax credit
     carryovers.............................................    19,056      28,147
  State income tax provisions deductible when paid for
     Federal tax purposes...................................     1,419       1,314
  Effect of book/tax differences for joint ventures.........      (644)       (943)
  Other.....................................................        (6)       (100)
  Valuation allowance.......................................   (25,990)    (33,640)
                                                              --------    --------
                                                                   148       2,537
                                                              --------    --------
Deferred tax liabilities
  Interest capitalized for financial reporting purposes and
     deducted currently for tax purposes....................      (148)     (2,537)
                                                              --------    --------
                                                                  (148)     (2,537)
                                                              --------    --------
                                                              $     --    $     --
                                                              ========    ========

     As discussed in Note 4, the Company implemented a quasi-reorganization effective January 1, 1994. Income tax benefits resulting from the utilization of net operating loss and other carryforwards existing at January 1, 1994 and temporary differences existing prior to the quasi-reorganization, are excluded from results of operations and credited to additional paid-in capital. For the years ended December 31, 2000 and 1998, income tax benefits of $9,287,000 and $1,650,000, respectively, related to temporary differences resulting from the quasi-reorganization were excluded from the results of operations and not reflected as a reduction to the Company's provision for income taxes but credited directly to additional paid-in capital. For the years ended December 31, 2000 and 1999, post quasi-reorganization temporary differences which reduce taxable earnings, partially offset by temporary differences that existed prior to the quasi-reorganization, along with pre quasi-reorganization net operating loss carryforwards, resulted in income tax expense, at Alternative Minimum Tax rates, of $3,096,000 and $245,000.

     At December 31, 2000 the Company has net operating loss carryforwards for Federal tax purposes of approximately $56,048,000, of which $1,348,000 expires in 2008, $10,501,000 expires in 2009, $14,100,000 expires in 2010, $13,668,000 expires in 2011, $16,403,000 expires in 2012 and $28,000 expires in 2018. In addition, unused recognized built-in losses in the amount of $23,891,000 are available to offset future income and expire between 2009 and 2011. Due to the transactions discussed in Note 4, the future benefits associated with the utilization of the net operating loss carryforwards may be substantially limited.

     The Company's federal income tax returns for 1997, 1998 and 1999 are currently under examination by the Internal Revenue Service. Although no assurance can be given as to the adequacy of the amounts accrued, management believes that any income taxes and related interest in excess of the amounts accrued will not have a material effect on the Company's consolidated financial position or results of operations.

NOTE 11 -- GAIN FROM RETIREMENT OF DEBT

     In April, May and November 2000, the Company purchased $22,799,000 principal amount of its outstanding Senior Notes at a cost of $22,107,000. The net gain from the purchase was $496,000, after giving effect to income taxes and amortization of related deferred loan costs.

                               WILLIAM LYON HOMES

     In April, October and November 1999, the Company purchased $40,000,000 principal amount of its outstanding Senior Notes at a cost of $35,400,000. The net gain from the purchase was $4,200,000, after giving effect to income taxes and amortization of related deferred loan costs.

     In June and October 1998, the Company purchased $40,000,000 principal amount of its outstanding Senior Notes at a cost of $36,260,000. The net gain resulting from the purchase, after giving effect to income taxes and amortization of related deferred loan costs, was $2,741,000.

NOTE 12 -- RELATED PARTY TRANSACTIONS

     The Company acquired substantially all of the assets and assumed substantially all of the related liabilities of Old William Lyon Homes as described in Note 2.

     The Company purchased real estate projects for a total purchase price of $8,468,000 during the year ended December 31, 2000 from entities controlled by William Lyon and William H. Lyon.

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

     The Company purchased land for a total purchase price of $7,128,000 during the year ended December 31, 2000 from one of its unconsolidated joint ventures.

     The Company purchased real estate projects for a total purchase price of $680,000 during the year ended December 31, 1999, from entities controlled by William Lyon and William H. Lyon.

     Sales of lots, land and other for the year ended December 31, 1998 include a bulk lot sale of $6,996,000 to Old William Lyon Homes. The Company received the full purchase price in cash and recognized a gain of $265,000 on the sale.

     For the year ended December 31, 2000, the Company earned management fees and accrued on-site labor costs of $330,000 and $593,000, respectively, for managing and selling real estate owned by entities controlled by William Lyon and William H. Lyon of which $39,000 was due the Company at December 31, 2000.

     For the year ended December 31, 1999, the Company earned management fees and accrued on-site labor costs of $268,100 and $367,800, respectively, for managing and selling real estate owned by entities controlled by William Lyon and William H. Lyon. In addition, the Company earned fees of $50,100 for tax and accounting services performed for entities controlled by William Lyon and William H. Lyon.

                               WILLIAM LYON HOMES

     For the years ended December 31, 2000 and 1999, the Company incurred charges of $717,000 and $145,500, respectively, related to rent on its corporate office, from a trust of which William H. Lyon is the sole beneficiary.

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

                                                                YEAR ENDED DECEMBER 31,
                                                               --------------------------
                                                                  1999            1998
                                                               ----------      ----------
                                                               (IN THOUSANDS, EXCEPT PER
                                                                 COMMON SHARE AMOUNTS)
Sales......................................................     $533,952        $436,041
Operating income...........................................     $ 47,637        $ 15,413
Income before income taxes and extraordinary item..........     $ 43,098        $  9,519
Net income.................................................     $ 47,078        $ 10,899
Basic and diluted earnings per common share(1).............     $   4.51        $   1.04

---------------
(1) After adjustment for the retroactive effect of the merger with a wholly-owned subsidiary and the conversion of each share of previously outstanding Series A and Series B common stock into 0.2 common share of the surviving company as described in Note 3.

                               WILLIAM LYON HOMES

NOTE 15 -- UNAUDITED SUMMARIZED QUARTERLY FINANCIAL INFORMATION

     Summarized quarterly financial information for the years ended December 31, 2000 and 1999 is as follows (in thousands except per common share amounts):

                                                                 THREE MONTHS ENDED
                                                 ---------------------------------------------------
                                                 MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                                   2000        2000         2000            2000
                                                 ---------   --------   -------------   ------------
Sales.........................................   $ 65,373    $ 94,345     $ 88,716       $ 158,432
Other income, costs and expenses, net.........    (57,341)    (82,903)     (79,820)       (135,673)
                                                 --------    --------     --------       ---------
Income before income taxes and extraordinary
  item........................................      8,032      11,442        8,896          22,759
Provision for income taxes....................       (393)     (4,271)      (1,332)         (6,361)
                                                 --------    --------     --------       ---------
Income before extraordinary item..............      7,639       7,171        7,564          16,398
Extraordinary item -- gain from retirement of
  debt, net of applicable income taxes........         --         496           --              --
                                                 --------    --------     --------       ---------
Net income....................................   $  7,639    $  7,667     $  7,564       $  16,398
                                                 ========    ========     ========       =========
Basic and diluted earnings per
  common share -- Note 1
  Before extraordinary item...................   $   0.73    $   0.68     $   0.72       $    1.56
  Extraordinary item..........................         --        0.05           --              --
                                                 --------    --------     --------       ---------
  After extraordinary item....................   $   0.73    $   0.73     $   0.72       $    1.56
                                                 ========    ========     ========       =========

                                                                 THREE MONTHS ENDED
                                                ----------------------------------------------------
                                                MARCH 31,   JUNE 30,    SEPTEMBER 30,   DECEMBER 31,
                                                  1999        1999          1999          1999(1)
                                                ---------   ---------   -------------   ------------
Sales........................................   $ 82,297    $  95,715     $ 88,363       $ 173,606
Other income, costs and expenses, net........    (75,996)     (86,741)     (75,846)       (157,901)
                                                --------    ---------     --------       ---------
Income before income taxes and extraordinary
  item.......................................      6,301        8,974       12,517          15,705
Benefit (provision) for income taxes.........       (905)      (1,286)      (1,797)          3,768
                                                --------    ---------     --------       ---------
Income before extraordinary item.............      5,396        7,688       10,720          19,473
Extraordinary item -- gain from retirement of
  debt, net of applicable income taxes.......         --        1,789           --           2,411
                                                --------    ---------     --------       ---------
Net income...................................   $  5,396    $   9,477     $ 10,720       $  21,884
                                                ========    =========     ========       =========
Basic and diluted earnings per
  common share -- Note 1
  Before extraordinary item..................   $   0.51    $    0.74     $   1.03       $    1.87
  Extraordinary item.........................         --         0.17           --       $    0.23
                                                --------    ---------     --------       ---------
  After extraordinary item...................   $   0.51    $    0.91     $   1.03       $    2.10
                                                ========    =========     ========       =========

---------------

(1) On November 5, 1999, the Company acquired substantially all of the assets of William Lyon Homes, Inc. -- see Note 2.

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
William Lyon Homes

     We have audited the accompanying combined balance sheets of the Significant Subsidiaries of William Lyon Homes, as defined in Note 1, as of December 31, 2000 and 1999, and the related combined statements of income, members' capital and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of the Significant Subsidiaries of William Lyon Homes at December 31, 2000 and 1999, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                                           /s/ ERNST & YOUNG LLP

Irvine, California
February 13, 2001

                 SIGNIFICANT SUBSIDIARIES OF WILLIAM LYON HOMES

                            COMBINED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2000         1999
                                                              --------     --------
Cash........................................................  $  6,097     $  4,249
Receivables.................................................       955        1,169
Real estate inventories -- Note 2...........................   142,189      165,421
Other assets................................................       250          150
                                                              --------     --------
                                                              $149,491     $170,989
                                                              ========     ========

                         LIABILITIES AND MEMBERS' CAPITAL

Accounts payable and accrued liabilities....................  $ 14,185     $  7,870
Amount due to member -- Note 4..............................     2,439          836
Notes payable -- Note 3.....................................     9,860       33,318
                                                              --------     --------
                                                                26,484       42,024
Commitments and contingencies -- Note 5

Members' capital............................................   123,007      128,965
                                                              --------     --------
                                                              $149,491     $170,989
                                                              ========     ========

                            See accompanying notes.

                 SIGNIFICANT SUBSIDIARIES OF WILLIAM LYON HOMES

                         COMBINED STATEMENTS OF INCOME
                                 (IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2000        1999       1998
                                                              --------    --------    -------
REVENUES
Sales of homes..............................................  $270,226    $114,109    $26,725
Interest and other income...................................       786         526        127
                                                              --------    --------    -------
                                                               271,012     114,635     26,852
                                                              --------    --------    -------
COSTS AND EXPENSES
Cost of homes sold..........................................   220,726      85,583     19,801
Sales, marketing and administrative expenses................     8,470       4,212      1,091
                                                              --------    --------    -------
                                                               229,196      89,795     20,892
                                                              --------    --------    -------
NET INCOME..................................................  $ 41,816    $ 24,840    $ 5,960
                                                              ========    ========    =======

                            See accompanying notes.

                 SIGNIFICANT SUBSIDIARIES OF WILLIAM LYON HOMES

                    COMBINED STATEMENTS OF MEMBERS' CAPITAL

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (IN THOUSANDS)

                                                                              COMMON         TOTAL
                                                              LYON         UNAFFILIATED    MEMBERS'
                                                             MEMBERS         MEMBERS        CAPITAL
                                                          -------------    ------------    ---------
BALANCE -- January 1, 1998..............................    $  5,912        $  16,943      $  22,855
Contributions...........................................      10,396           70,099         80,495
Distributions...........................................        (506)         (25,622)       (26,128)
Net income..............................................       3,276            2,684          5,960
                                                            --------        ---------      ---------
BALANCE -- December 31, 1998............................      19,078           64,104         83,182
Contributions...........................................      10,737          115,471        126,208
Distributions...........................................      (8,242)         (97,023)      (105,265)
Net income..............................................      14,046           10,794         24,840
                                                            --------        ---------      ---------
BALANCE -- December 31, 1999............................      35,619           93,346        128,965
Contributions...........................................      11,472          145,489        156,961
Distributions...........................................     (36,815)        (167,920)      (204,735)
Net income..............................................      21,491           20,325         41,816
                                                            --------        ---------      ---------
BALANCE -- December 31, 2000............................    $ 31,767        $  91,240      $ 123,007
                                                            ========        =========      =========

                            See accompanying notes.

                 SIGNIFICANT SUBSIDIARIES OF WILLIAM LYON HOMES

                       COMBINED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                YEAR ENDED DECEMBER 31,
                                                           ----------------------------------
                                                             2000         1999         1998
                                                           ---------    ---------    --------
Operating activities
Net income...............................................  $  41,816    $  24,840    $  5,960
Adjustments to reconcile net income to net cash provided
  by (used in) operating activities:
  Net changes in operating assets and liabilities:
     Receivables.........................................        214         (385)        (34)
     Real estate inventories.............................     28,382      (32,319)    (74,726)
     Other assets........................................       (100)        (150)         --
     Accounts payable and accrued liabilities............      6,315        2,084       5,076
     Amount due member...................................      1,603          426         338
                                                           ---------    ---------    --------
Net cash provided by (used in) operating activities......     78,230       (5,504)    (63,386)
                                                           ---------    ---------    --------

Financing activities
Contributions from members...............................    154,212      124,363      80,495
Distributions to members.................................   (204,735)    (105,265)    (26,128)
Proceeds from notes payable..............................     23,977        4,122       9,375
Repayment of notes payable...............................    (49,836)     (13,841)
                                                           ---------    ---------    --------
Net cash (used in) provided by financing activities......    (76,382)       9,379      63,742
                                                           ---------    ---------    --------

Net increase in cash.....................................      1,848        3,875         356
Cash -- beginning of year................................      4,249          374          18
                                                           ---------    ---------    --------
Cash -- end of year......................................  $   6,097    $   4,249    $    374
                                                           =========    =========    ========

Supplemental disclosures of cash flow and non-cash
  activities
Cash paid for interest...................................  $     685    $   1,376    $  1,000
                                                           =========    =========    ========
Debt assumed by joint venture in connection with
  contribution of land to joint venture..................  $   2,401    $  33,662    $     --
                                                           =========    =========    ========
Contribution of land, net of assumed debt................  $   2,749    $   1,845    $     --
                                                           =========    =========    ========

                            See accompanying notes.

                 SIGNIFICANT SUBSIDIARIES OF WILLIAM LYON HOMES

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     The combined financial statements are presented in accordance with Rule 3-09 of SEC Regulation S-X ("Rule 3-09") and represent the combined financial position, results of operations and cash flows of the subsidiaries which are accounted for using the equity method by William Lyon Homes ("Lyon", formerly The Presley Companies) which have a common unaffiliated member and are deemed "significant" when aggregated for purposes of Rule 3-09 (collectively, the "Significant Subsidiaries of William Lyon Homes") as of December 31, 2000 and 1999.

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

     The Agreements provide among other things that the Unaffiliated Member is entitled to receive a construction loan equivalent return consisting of a rate that ranges from prime (9.50% and 8.50% as of December 31, 2000 and 1999, respectively) plus 1% to prime plus 4.75% on between 100% and 70% of the Unaffiliated Member's unrecovered capital which is payable by the companies in all events in accordance with the Agreements. Additionally, the Unaffiliated Member is entitled to receive a preferred return consisting of a rate that ranges from prime plus 1% to prime plus 4.75% on between 0% and 30% of the Unaffiliated Member's unrecovered capital. The Lyon Member is entitled to receive a preferred return consisting of a rate of interest that ranges from prime plus 1% to prime plus 4.75% on the Lyon Member's unrecovered capital.

     The following is a summary of the Unaffiliated Member's construction loan equivalent returns and preferred returns and the Lyon Member's preferred returns through December 31, 2000 (in thousands):

                                    UNAFFILIATED MEMBER'S
                                      CONSTRUCTION LOAN     UNAFFILIATED MEMBER'S     LYON MEMBER'S
                                     EQUIVALENT RETURNS       PREFERRED RETURNS     PREFERRED RETURNS
                                    ---------------------   ---------------------   -----------------
Cumulative returns on unrecovered
  capital.........................         $14,575                $ 14,014               $ 6,672
Cumulative return distributions...          (8,933)                (11,738)               (2,604)
                                           -------                --------               -------
Remaining undistributed returns as
  of December 31, 2000............         $ 5,642                $  2,276               $ 4,068
                                           =======                ========               =======

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

                 SIGNIFICANT SUBSIDIARIES OF WILLIAM LYON HOMES

  Use of Estimates

     The preparation of the Significant Subsidiaries of William Lyon Homes' combined financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 2000 and 1999 and the revenues and expenses for each of the three years in the period ended December 31, 2000. Actual results could materially differ from these estimates in the near term.

  Real Estate Inventories

     Real estate inventories are carried at cost. Project costs include direct and indirect land costs, offsite costs and onsite improvement costs, as well as carrying charges which are capitalized to real estate inventories while under active development. Selling costs are expensed as incurred. Land, offsite costs and all other common costs are allocated to land parcels benefited based upon relative fair values before construction. Onsite construction costs and related carrying charges are allocated to individual homes within a phase based upon the relative sales value of the homes.

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

     Fair value represents the amount at which an asset could be bought or sold in a current transaction between willing parties; that is, other than a forced or liquidation sale. The estimation process involved in determining if assets have been impaired and in the determination of fair value is inherently uncertain since it requires estimates of current market yields as well as future events and conditions. Such future events and conditions include economic and market conditions, as well as the availability of suitable financing to fund development and construction activities. The realization of the Significant Subsidiaries of William Lyon Homes' projects is dependent upon future uncertain events and conditions and, accordingly, the actual timing and amounts realized by the Significant Subsidiaries of William Lyon Homes may be materially different from their estimated fair values.

     Management has evaluated the projects and determined that no indicators of impairment are present as of December 31, 2000 and 1999.

  Revenue and Profit Recognition

     A sale is recorded and profit recognized when a sale is consummated, the buyer's initial and continuing investments are adequate, any receivables are not subject to future subordination, and the usual risks and rewards of ownership have been transferred to the buyer in accordance with the provisions of Financial Accounting Standards Board Statement No. 66 "Accounting for Sales of Real Estate." When it is determined that the earnings process is not complete, profit is deferred for recognition in future periods. As of December 31, 2000 and 1999, there are no deferred profits.

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

2. REAL ESTATE INVENTORIES

     Real estate inventories consist of the following as of December 31 (in thousands):

                                                2000        1999       1998
                                              --------    --------    -------
Land under development......................  $ 85,275    $106,711    $75,784
Construction in process and completed
  homes.....................................    56,914      58,710     21,811
                                              --------    --------    -------
                                              $142,189    $165,421    $97,595
                                              ========    ========    =======

3. NOTES PAYABLE

     The notes payable are collateralized by first deeds of trust on certain real estate projects with an inventory balance of $7,664,000 and $65,670,000 as of December 31, 2000 and 1999, respectively, and bear interest at 8% and prime plus 0.5% per annum. The notes payable totaling $9,860,000 at December 31, 2000 mature in 2001.

     During the years ended December 31, 2000 and 1999, the Significant Subsidiaries of William Lyon Homes incurred $645,000 and $1,377,000, respectively, of interest cost, all of which was capitalized to the real estate inventories.

4. RELATED PARTY TRANSACTIONS

     The Agreements provide for builder overhead fees to be paid to the Lyon Member in monthly installments during construction of the projects and a project commitment fee to the Unaffiliated Member, one-third to one-half of which is paid upon the Unaffiliated Member's initial capital funding with the remaining balance paid in equal monthly installments. Additionally, the Lyon member is reimbursed for costs related to certain construction, customer service and sales office activities.

     The following amounts were incurred and capitalized to real estate inventories during the years ended December 31 (in thousands):

                                                        2000       1999        1998
                                                       -------    ------    -----------
Lyon Member fees.....................................  $ 7,421    $3,060      $1,885
Lyon Member cost reimbursements......................    4,569       867         267
Unaffiliated Member fees.............................    2,783     2,277         671
                                                       -------    ------      ------
                                                       $14,773    $6,204      $2,823
                                                       =======    ======      ======

     As of December 31, 2000, 1999 and 1998, $2,439,000, $836,000 and $410,000,
respectively, is due Lyon Member for fees and cost reimbursements.

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

                                 EXHIBIT INDEX

                                                                               SEQUENTIALLY
     EXHIBIT                                                                     NUMBERED
      NUMBER                             DESCRIPTION                               FILE
     -------                             -----------                           ------------
     2.1(1)      Certificate of Ownership and Merger
     3.1(2)      Certificate of Incorporation of the Company.
     3.3(2)      Bylaws of the Company.
     4.1(2)      Specimen certificate of Common Stock.
     4.2(3)      Indenture dated June 29, 1994, between American Bank & Trust
                 Company, as Trustee, and The Presley Companies and Presley
                 Homes.
    10.1(9)      Form of Indemnity Agreement between the Company and the
                 Directors and Officers of the Company.
    10.2(2)      Purchase Agreement and Escrow Instructions dated October 7,
                 1999 among The Presley Companies, Presley Homes, William
                 Lyon Homes, Inc., William Lyon and William H. Lyon.
    10.3(4)      Amended and Restated 1991 Stock Option Plan of The Presley
                 Companies, a Delaware corporation.
    10.4(5)      Forms of Stock Option Agreements, dated as of May 20, 1994, between the Company and Wade H. Cable.
    10.5(5)      Form of Stock Option Agreement, dated as of May 20, 1994,
                 between the Company and Nancy M. Harlan.
    10.6(5)      Form of Stock Option Agreement, dated as of May 20, 1994,
                 between the Company and Linda L. Foster.
    10.7(5)      Form of Stock Option Agreement, dated as of May 20, 1994,
                 between the Company and W. Douglass Harris.
    10.8(5)      Form of Stock Option Agreement, dated as of May 20, 1994,
                 between the Company and C. Dean Stewart.
    10.9(5)      Form of Stock Option Agreement, dated as of May 20, 1994,
                 between the Company and Alan Uman.
    10.10(9)     Property Management Agreement between Corporate Enterprises,
                 Inc., a California corporation (Owner) and William Lyon
                 Homes, Inc., a California corporation (Manager) dated and
                 effective November 5, 1999.
    10.11(9)     Mortgage Company Agreement between Presley Mortgage Company, a California corporation and Duxford Financial Services,
                 Inc., executed as of November 5, 1999.
    10.12(9)     Warranty Service Agreement between Corporate Enterprises,
                 Inc., a California corporation and William Lyon Homes, Inc., a California corporation dated and effective November 5,
                 1999.
    10.13(10)    Loan Agreement dated as of September 25, 2000 between
                 William Lyon Homes, Inc., a California corporation, the
                 "Borrower," and Residential Funding Corporation, a Delaware
                 corporation, "Lender."
    10.14(10)    Master Loan Agreement dated as of August 31, 2000 by and
                 between William Lyon Homes, Inc., a California corporation
                 ("Borrower") and Guaranty Federal Bank, F.S.B., a federal
                 savings bank organized and existing under the laws of the
                 United States ("Lender").

                                                                               SEQUENTIALLY
     EXHIBIT                                                                     NUMBERED
      NUMBER                             DESCRIPTION                               FILE
     -------                             -----------                           ------------
    10.15(10)    Revolving Line of Credit Loan Agreement (Borrowing Base
                 Loan) by and between California Bank & Trust, a California banking corporation, and William Lyon Homes, Inc., a
                 California corporation, dated as of September 21, 2000.
    10.16(10)    Option Agreement and Escrow Instructions between William
                 Lyon Homes, Inc., a California corporation and Lathrop
                 Investment, L.P., a California limited partnership dated as of October 24, 2000.
    10.17(11)    William Lyon Homes 2000 Stock Incentive Plan.
    10.18        Form of Stock Option Agreements.
    10.19        William Lyon Homes, Inc. 2000 Cash Bonus Plan.
    10.20        Standard Industrial/Commercial Single-Tenant Lease -- Net
                 Between William Lyon Homes, Inc. and a trust of which
                 William H. Lyon is the sole beneficiary.
    10.21        Mortgage Warehouse Loan and Security Agreement.
    21.1         List of Subsidiaries of the Company.
    23.1         Consent of Independent Auditors.

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

 (6) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 and incorporated herein by this reference.

 (7) Previously filed as an exhibit to the Company's Report on Form 8-K dated December 31, 1998 and incorporated herein by this reference.

 (8) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by this reference.

 (9) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by this reference.

(10) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 and incorporated herein by this reference.

(11) Previously filed as an exhibit to the Company's Registration Statement on Form S-8 (SEC Registration No. 333-50232) and incorporated herein by this reference.