Form 10-Q
period 2001-03-31
WILLIAM LYON HOMES
filed 2001-05-15
CIK 1095996

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

                                                                 OUTSTANDING AT
CLASS OF COMMON STOCK                                             MAY 14, 2001
---------------------                                           ----------------
Common stock, par value $.01                                       10,570,223

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               WILLIAM LYON HOMES

                                     INDEX

                                                                         PAGE NO.
                                                                         --------
  PART I. FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS:

           Consolidated Balance Sheets -- March 31, 2001 and December
             31, 2000..................................................      3

           Consolidated Statements of Income -- Three Months Ended
             March 31, 2001 and 2000...................................      4

           Consolidated Statement of Stockholders' Equity -- Three
             Months Ended March 31, 2001...............................      5

           Consolidated Statements of Cash Flows -- Three Months Ended
             March 31, 2001 and 2000...................................      6

           Notes to Consolidated Financial Statements..................      7

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS.................................     17

  ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
             RISK......................................................     29

  PART II. OTHER INFORMATION...........................................     30

  ITEM 1.  NOT APPLICABLE

  ITEM 2.  NOT APPLICABLE

  ITEM 3.  NOT APPLICABLE

  ITEM 4.  NOT APPLICABLE

  ITEM 5.  NOT APPLICABLE

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K............................     30

  SIGNATURES...........................................................     31

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                               WILLIAM LYON HOMES

                          CONSOLIDATED BALANCE SHEETS
         (IN THOUSANDS EXCEPT NUMBER OF SHARES AND PAR VALUE PER SHARE)

                                     ASSETS

                                                               MARCH 31,      DECEMBER 31,
                                                                  2001            2000
                                                              ------------    ------------
                                                              (UNAUDITED)
Cash and cash equivalents...................................    $ 12,337        $ 14,711
Receivables.................................................      17,552          18,538
Real estate inventories.....................................     254,890         214,418
Investments in and advances to unconsolidated joint
  ventures -- Note 2........................................      49,419          49,966
Property and equipment, less accumulated depreciation of
  $3,450 and $3,112 at March 31, 2001 and December 31, 2000,
  respectively..............................................       2,688           2,818
Deferred loan costs.........................................         760             754
Goodwill -- Note 1..........................................       6,827           7,138
Other assets................................................      16,997          21,937
                                                                --------        --------
                                                                $361,470        $330,280
                                                                ========        ========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable............................................    $ 25,453        $ 25,762
Accrued expenses............................................      22,334          35,096
Notes payable...............................................     129,474          89,709
12 1/2% Senior Notes -- Note 3..............................      75,616          77,201
                                                                --------        --------
                                                                 252,877         227,768
                                                                --------        --------

Stockholders' equity -- Note 1
  Common stock, par value $.01 per share; 30,000,000 shares
     authorized; 10,570,223 shares issued and outstanding at
     March 31, 2001 and December 31, 2000, respectively.....         106             106
  Additional paid-in capital................................     126,608         126,608
  Accumulated deficit from January 1, 1994..................     (18,121)        (24,202)
                                                                --------        --------
                                                                 108,593         102,512
                                                                --------        --------
                                                                $361,470        $330,280
                                                                ========        ========

                            See accompanying notes.

                               WILLIAM LYON HOMES

                       CONSOLIDATED STATEMENTS OF INCOME
                 (IN THOUSANDS EXCEPT PER COMMON SHARE AMOUNTS)
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                2001        2000
                                                              --------    --------
Operating revenue
  Home sales................................................  $ 65,401    $ 64,609
  Lots, land and other sales................................     7,054         764
  Management fee income.....................................     1,670       1,625
                                                              --------    --------
                                                                74,125      66,998
                                                              --------    --------

Operating costs
  Cost of sales -- homes....................................   (55,021)    (52,511)
  Cost of sales -- lots, land and other.....................    (3,902)       (675)
  Sales and marketing.......................................    (3,681)     (3,536)
  General and administrative................................    (8,783)     (7,480)
  Amortization of goodwill -- Note 1........................      (311)       (314)
                                                              --------    --------
                                                               (71,698)    (64,516)
                                                              --------    --------
Equity in income of unconsolidated joint ventures...........     3,805       5,126
                                                              --------    --------
Operating income............................................     6,232       7,608
Interest expense, net of amounts capitalized................      (227)     (1,545)
Other income (expense), net -- Note 4.......................       788       1,969
                                                              --------    --------
Income before income taxes..................................     6,793       8,032
Provision for income taxes -- Note 1........................      (712)       (393)
                                                              --------    --------
Net income..................................................  $  6,081    $  7,639
                                                              ========    ========
Earnings per common share -- Note 1:
  Basic.....................................................  $   0.58    $   0.73
                                                              ========    ========
  Diluted...................................................  $   0.57    $   0.73
                                                              ========    ========

                            See accompanying notes.

                               WILLIAM LYON HOMES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       THREE MONTHS ENDED MARCH 31, 2001
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                           ACCUMULATED
                                           COMMON STOCK      ADDITIONAL    DEFICIT FROM
                                         ----------------     PAID-IN       JANUARY 1,
                                         SHARES    AMOUNT     CAPITAL          1994         TOTAL
                                         ------    ------    ----------    ------------    --------
Balance -- December 31, 2000...........  10,570     $106      $126,608       $(24,202)     $102,512
Net income.............................      --       --            --          6,081         6,081
                                         ------     ----      --------       --------      --------
Balance -- March 31, 2001..............  10,570     $106      $126,608       $(18,121)     $108,593
                                         ======     ====      ========       ========      ========

                            See accompanying notes.

                               WILLIAM LYON HOMES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                2001        2000
                                                              --------    --------
Operating activities
  Net income................................................  $  6,081    $  7,639
  Adjustments to reconcile net income to net cash used in
     operating activities
     Depreciation and amortization..........................       620         762
     Equity in income of unconsolidated joint ventures......    (3,805)     (5,126)
     Provision for income taxes.............................       712         393
     Net changes in operating assets and liabilities:
       Receivables..........................................     4,161       2,987
       Real estate inventories..............................   (41,572)        583
       Deferred loan costs..................................       (10)        197
       Other assets.........................................     4,940      (6,197)
       Accounts payable.....................................      (309)      5,929
       Accrued expenses.....................................   (13,474)    (10,086)
                                                              --------    --------
  Net cash used in operating activities.....................   (42,656)     (2,919)
                                                              --------    --------

Investing activities
  Investments in and advances to unconsolidated joint
     ventures...............................................    (1,759)     (5,429)
  Distributions from unconsolidated joint ventures..........     4,036       7,463
  Mortgage notes receivable originations/issuances..........   (35,138)     (3,133)
  Mortgage notes receivable sales/repayments................    35,138       3,222
  Purchases of property and equipment.......................      (179)       (468)
                                                              --------    --------
  Net cash provided by investing activities.................     2,098       1,655
                                                              --------    --------

Financing activities
  Proceeds from borrowing on notes payable..................   137,736      41,411
  Principal payments on notes payable.......................   (97,971)    (26,846)
  Repurchase of 12 1/2% Senior Notes........................    (1,581)         --
                                                              --------    --------
  Net cash provided by financing activities.................    38,184      14,565
                                                              --------    --------
Net (decrease) increase in cash and cash equivalents........    (2,374)     13,301
Cash and cash equivalents -- beginning of period............    14,711       2,154
                                                              --------    --------
Cash and cash equivalents -- end of period..................  $ 12,337    $ 15,455
                                                              ========    ========

Supplemental disclosures of cash flow information
  Cash paid during the period for interest, net of amounts
     capitalized............................................  $  2,431    $  4,366
                                                              ========    ========
  Contribution of land to unconsolidated joint venture......  $  1,100    $     --
                                                              ========    ========

                            See accompanying notes.

                               WILLIAM LYON HOMES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

     William Lyon Homes, a Delaware corporation and subsidiaries (the "Company") are primarily engaged in designing, constructing and selling single family detached and attached homes in California, Arizona and Nevada.

     The unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements included herein should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

     The interim consolidated financial statements have been prepared in accordance with the Company's customary accounting practices. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a presentation in accordance with generally accepted accounting principles have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

     The Company designs, constructs and sells a wide range of homes designed to meet the specific needs of each of its markets. For internal reporting purposes, the Company is organized into five geographic home building regions and its mortgage origination operation. Because each of the Company's geographic home building regions has similar economic characteristics, housing products and class of prospective buyers, the geographic home building regions have been aggregated into a single home building segment. The Company's mortgage origination operations did not meet the materiality thresholds which would require disclosure for the three months ended March 31, 2001 and 2000, and accordingly, are not separately reported.

     The Company evaluates performance and allocates resources primarily based on the operating income of individual home building projects. Operating income is defined by the Company as sales of homes, lots and land and management fee income; less cost of sales, impairment losses on real estate, selling and marketing, general and administrative expenses and amortization of goodwill. Accordingly, operating income excludes certain expenses included in the determination of net income. Operating income from home building operations, including income from the Company's investment in unconsolidated joint ventures, totaled $6.2 million and $7.6 million for the three months ended March 31, 2001 and 2000, respectively. All other segment measurements are disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

     Management fee income represents income recognized in the current period from unconsolidated joint ventures in accordance with joint venture and/or operating agreements. Such fees are reimbursements of overhead expenses incurred by the Company as the managing partner or member of the unconsolidated joint ventures.

     The amount paid for business acquisitions over the net fair value of assets acquired and liabilities assumed is reflected as goodwill and is being amortized on a straight-line basis over seven years. Accumulated amortization was $1,551,000 and $1,862,000 as of December 31, 2000 and March 31, 2001,
respectively.

                               WILLIAM LYON HOMES

                                  (UNAUDITED)

     Earnings per share amounts for all periods presented conform to Financial Accounting Standards Board Statement No. 128, "Earnings Per Share." Basic and diluted earnings per common share for the three months ended March 31, 2001 are based on 10,570,223 and 10,638,827 weighted average shares of common stock outstanding, respectively. Basic and diluted earnings per common share for the three months ended March 31, 2000 are based on 10,439,135 and 10,447,518 shares of common stock outstanding, respectively.

     The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities as of March 31, 2001 and December 31, 2000 and revenues and expenses for the periods presented. Accordingly, actual results could differ materially from those estimates in the near-term.

     The Company completed a capital restructuring and quasi-reorganization which resulted in the adjustment of assets and liabilities to their estimated fair values effective January 1, 1994. Income tax benefits resulting from the utilization of net operating losses and other carryforwards existing at January 1, 1994 and temporary differences existing prior to or resulting from the quasi-reorganization ("quasi-reorganization income tax benefits") have been excluded from the results of operations and credited to paid-in capital. As of December 31, 2000, all quasi-reorganization income tax benefits have been fully utilized.

NOTE 2 -- INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED JOINT VENTURES

     The Company and certain of its subsidiaries are general partners or members in twenty-six joint ventures involved in the development and sale of residential projects. Such joint ventures are 50% or less owned and, accordingly, the financial statements of such joint ventures are not consolidated with the Company's financial statements. The Company's investments in unconsolidated joint ventures are accounted for using the equity method. Condensed combined financial information of these joint ventures as of March 31, 2001 and December 31, 2000 and for the three months ended March 31, 2001 and 2000 is summarized as follows:

                       CONDENSED COMBINED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                               MARCH 31,     DECEMBER 31,
                                                                 2001            2000
                                                              -----------    ------------
                                                              (UNAUDITED)
                                         ASSETS
Cash and cash equivalents...................................    $  8,853       $ 10,693
Receivables.................................................         509          1,440
Real estate inventories.....................................     268,418        240,019
Other assets................................................         250            275
                                                                --------       --------
                                                                $278,030       $252,427
                                                                ========       ========
                             LIABILITIES AND OWNERS' CAPITAL
Accounts payable............................................    $ 18,277       $ 15,921
Accrued expenses............................................       3,424          4,984
Notes payable...............................................      59,954         45,162
Advances from William Lyon Homes............................       4,176          1,959
                                                                --------       --------
                                                                  85,831         68,026
                                                                --------       --------
Owners' capital
  William Lyon Homes........................................      45,243         48,007
  Others....................................................     146,956        136,394
                                                                --------       --------
                                                                 192,199        184,401
                                                                --------       --------
                                                                $278,030       $252,427
                                                                ========       ========

                               WILLIAM LYON HOMES

                                  (UNAUDITED)

                    CONDENSED COMBINED STATEMENTS OF INCOME
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ----------------------
                                                                2001          2000
                                                              --------      --------
Home sales..................................................  $ 51,169      $ 69,072
Operating costs
  Cost of sales -- homes....................................   (41,695)      (56,583)
  Sales and marketing.......................................    (1,802)       (2,521)
                                                              --------      --------
Operating income............................................     7,672         9,968
Other income, net...........................................        70           244
                                                              --------      --------
Net income..................................................  $  7,742      $ 10,212
                                                              ========      ========
Allocation to owners
  William Lyon Homes........................................  $  3,805      $  5,126
  Others....................................................     3,937         5,086
                                                              --------      --------
                                                              $  7,742      $ 10,212
                                                              ========      ========

NOTE 3 -- 12 1/2% SENIOR NOTES

     As of March 31, 2001, the Company's outstanding balance under its 12 1/2% Senior Notes was $75,616,000 with a scheduled maturity date of July 1, 2001. On February 27, 2001, the Company announced its intention to solicit consents to extend for two years the maturity date of the 12 1/2% Senior Notes from July 1, 2001 to July 1, 2003, and to make certain amendments to the note covenants. The Company offered a consent fee of 4% of the outstanding principal balance to the holders whose consents were received and accepted, subject to receipt of consents from holders of at least 25% of the principal amount of the Senior Notes outstanding and other conditions. The consent solicitation was terminated on April 30, 2001 at which time the Company had received and accepted consents from the holders of $39,329,000 of the outstanding principal balance of its 12 1/2% Senior Notes to extend the maturity date to July 1, 2003. The Company paid the consent fee of $1,573,000 on May 3, 2001. The Company expects to repay the outstanding Senior Notes held by persons who did not consent at the scheduled maturity date of July 1, 2001.

     The 12 1/2% Senior Notes are obligations of William Lyon Homes, a Delaware corporation ("Delaware Lyon"), and are unconditionally guaranteed on a senior basis by William Lyon Homes, Inc., a California corporation and a wholly-owned subsidiary of Delaware Lyon. However, William Lyon Homes, Inc. has granted liens on substantially all of its assets as security for its obligations under certain revolving credit facilities and other loans. Because the William Lyon Homes, Inc. guarantee is not secured, holders of the Senior Notes are effectively junior to borrowings under the revolving credit facilities with respect to such assets. Delaware Lyon and its consolidated subsidiaries are referred to collectively herein as the "Company." Interest on the Senior Notes is payable on January 1 and July 1 of each year.

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

                          CONSOLIDATING BALANCE SHEET

                                 MARCH 31, 2001
                                 (IN THOUSANDS)

                                                  UNCONSOLIDATED
                                      ---------------------------------------
                                      DELAWARE   WILLIAM LYON   NON-GUARANTOR   ELIMINATING   CONSOLIDATED
                                        LYON     HOMES, INC.    SUBSIDIARIES      ENTRIES       COMPANY
                                      --------   ------------   -------------   -----------   ------------
ASSETS
Cash and cash equivalents...........  $     --     $ 10,452        $ 1,885       $      --      $ 12,337
Receivables.........................        --        6,700         10,852              --        17,552
Real estate inventories.............        --      254,705            185              --       254,890
Investments in and advances to
  unconsolidated joint ventures.....        --       20,133         29,286              --        49,419
Property and equipment, net.........        --        2,447            241              --         2,688
Deferred loan costs.................        78          682             --              --           760
Goodwill............................        --        6,827             --              --         6,827
Other assets........................        --       16,923             74              --        16,997
Investments in subsidiaries.........   104,706       30,630             --        (135,336)           --
Intercompany receivables............    84,645        5,220             --         (89,865)           --
                                      --------     --------        -------       ---------      --------
                                      $189,429     $354,719        $42,523       $(225,201)     $361,470
                                      ========     ========        =======       =========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable....................  $     --     $ 25,275        $   178       $      --      $ 25,453
Accrued expenses....................        --       20,862          1,472              --        22,334
Notes payable.......................        --      122,312          7,162              --       129,474
12 1/2% Senior Notes................    75,616           --             --              --        75,616
Intercompany payables...............     5,220       84,645             --         (89,865)           --
                                      --------     --------        -------       ---------      --------
          Total liabilities.........    80,836      253,094          8,812         (89,865)      252,877
Stockholders' equity................   108,593      101,625         33,711        (135,336)      108,593
                                      --------     --------        -------       ---------      --------
                                      $189,429     $354,719        $42,523       $(225,201)     $361,470
                                      ========     ========        =======       =========      ========

                               WILLIAM LYON HOMES

                                  (UNAUDITED)

                          CONSOLIDATING BALANCE SHEET

                               DECEMBER 31, 2000
                                 (IN THOUSANDS)

                                                   UNCONSOLIDATED
                                       ---------------------------------------
                                       DELAWARE   WILLIAM LYON   NON-GUARANTOR   ELIMINATING   CONSOLIDATED
                                         LYON     HOMES, INC.    SUBSIDIARIES      ENTRIES       COMPANY
                                       --------   ------------   -------------   -----------   ------------
ASSETS
Cash and cash equivalents............  $     --     $ 12,746        $ 1,965       $      --      $ 14,711
Receivables..........................        --        7,541         10,997              --        18,538
Real estate inventories..............        --      213,921            497              --       214,418
Investments in and advances to
  unconsolidated joint ventures......        --       17,008         32,958              --        49,966
Property and equipment, net..........        --        2,564            254              --         2,818
Deferred loan costs..................       181          573             --              --           754
Goodwill.............................        --        7,138             --              --         7,138
Other assets.........................        --       21,844             93              --        21,937
Investments in subsidiaries..........    98,558       34,662             --        (133,220)           --
Intercompany receivables.............    86,194        5,220             --         (91,414)           --
                                       --------     --------        -------       ---------      --------
                                       $184,933     $323,217        $46,764       $(224,634)     $330,280
                                       ========     ========        =======       =========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable.....................  $     --     $ 25,515        $   247       $      --      $ 25,762
Accrued expenses.....................        --       33,303          1,793              --        35,096
Notes payable........................        --       82,546          7,163              --        89,709
12 1/2% Senior Notes.................    77,201           --             --              --        77,201
Intercompany payables................     5,220       86,194             --         (91,414)           --
                                       --------     --------        -------       ---------      --------
          Total liabilities..........    82,421      227,558          9,203         (91,414)      227,768
Stockholders' Equity.................   102,512       95,659         37,561        (133,220)      102,512
                                       --------     --------        -------       ---------      --------
                                       $184,933     $323,217        $46,764       $(224,634)     $330,280
                                       ========     ========        =======       =========      ========

                               WILLIAM LYON HOMES

                                  (UNAUDITED)

                       CONSOLIDATING STATEMENT OF INCOME

                       THREE MONTHS ENDED MARCH 31, 2001
                                 (IN THOUSANDS)

                                                    UNCONSOLIDATED
                                        ---------------------------------------
                                        DELAWARE   WILLIAM LYON   NON-GUARANTOR   ELIMINATING   CONSOLIDATED
                                          LYON     HOMES, INC.    SUBSIDIARIES      ENTRIES       COMPANY
                                        --------   ------------   -------------   -----------   ------------
Operating revenue
  Sales...............................   $   --      $ 64,527        $ 7,928       $     --       $ 72,455
  Management fee income...............       --           688            982             --          1,670
                                         ------      --------        -------       --------       --------
                                             --        65,215          8,910             --         74,125
                                         ------      --------        -------       --------       --------

Operating costs
  Cost of sales.......................       --       (51,702)        (7,221)            --        (58,923)
  Sales and marketing.................       --        (3,262)          (419)            --         (3,681)
  General and administrative..........       --        (8,718)           (65)            --         (8,783)
  Amortization of goodwill............       --          (311)            --             --           (311)
                                         ------      --------        -------       --------       --------
                                             --       (63,993)        (7,705)            --        (71,698)
                                         ------      --------        -------       --------       --------
Equity in income of unconsolidated
  joint ventures......................       --           507          3,298             --          3,805
                                         ------      --------        -------       --------       --------
Income from subsidiaries..............    6,081         4,810             --        (10,891)            --
                                         ------      --------        -------       --------       --------
Operating income......................    6,081         6,539          4,503        (10,891)         6,232
Interest expense, net of amounts
  capitalized.........................       --          (227)            --             --           (227)
Other income (expense), net...........       --           419            369             --            788
                                         ------      --------        -------       --------       --------
Income before income taxes............    6,081         6,731          4,872        (10,891)         6,793
Provision for income taxes............       --          (712)            --             --           (712)
                                         ------      --------        -------       --------       --------
Net income............................   $6,081      $  6,019        $ 4,872       $(10,891)      $  6,081
                                         ======      ========        =======       ========       ========

                               WILLIAM LYON HOMES

                                  (UNAUDITED)

                       CONSOLIDATING STATEMENT OF INCOME

                       THREE MONTHS ENDED MARCH 31, 2000
                                 (IN THOUSANDS)

                                                    UNCONSOLIDATED
                                        ---------------------------------------
                                        DELAWARE   WILLIAM LYON   NON-GUARANTOR   ELIMINATING   CONSOLIDATED
                                          LYON     HOMES, INC.    SUBSIDIARIES      ENTRIES       COMPANY
                                        --------   ------------   -------------   -----------   ------------
Operating revenue
  Sales...............................   $   --      $ 63,521        $ 1,852       $     --       $ 65,373
  Management fee income...............       --           563          1,062             --          1,625
                                         ------      --------        -------       --------       --------
                                             --        64,084          2,914             --         66,998
                                         ------      --------        -------       --------       --------

Operating costs
  Cost of sales.......................       --       (51,680)        (1,506)            --        (53,186)
  Sales and marketing.................       --        (3,235)          (301)            --         (3,536)
  General and administrative..........       --        (7,418)           (62)            --         (7,480)
  Amortization of goodwill............       --          (314)            --             --           (314)
                                         ------      --------        -------       --------       --------
                                             --       (62,647)        (1,869)            --        (64,516)
                                         ------      --------        -------       --------       --------
Equity in income of unconsolidated
  joint ventures......................       --           674          4,452             --          5,126
                                         ------      --------        -------       --------       --------
Income from subsidiaries..............    7,639         5,430             --        (13,069)            --
                                         ------      --------        -------       --------       --------
Operating income......................    7,639         7,541          5,497        (13,069)         7,608
Interest expense, net of amounts
  capitalized.........................       --        (1,451)           (94)            --         (1,545)
Other income (expense), net...........       --         2,128           (159)            --          1,969
                                         ------      --------        -------       --------       --------
Income before income taxes............    7,639         8,218          5,244        (13,069)         8,032
Provision for income taxes............       --          (393)            --             --           (393)
                                         ------      --------        -------       --------       --------
Net income............................   $7,639      $  7,825        $ 5,244       $(13,069)      $  7,639
                                         ======      ========        =======       ========       ========

                               WILLIAM LYON HOMES

                                  (UNAUDITED)

                     CONSOLIDATING STATEMENT OF CASH FLOWS

                       THREE MONTHS ENDED MARCH 31, 2001
                                 (IN THOUSANDS)

                                                         UNCONSOLIDATED
                                             ---------------------------------------
                                             DELAWARE   WILLIAM LYON   NON-GUARANTOR   ELIMINATING   CONSOLIDATED
                                               LYON     HOMES, INC.    SUBSIDIARIES      ENTRIES       COMPANY
                                             --------   ------------   -------------   -----------   ------------
Operating activities:
  Net income...............................  $ 6,081      $  6,019       $  4,872       $(10,891)      $  6,081
  Adjustments to reconcile net income to
     net cash (used in) provided by
     operating activities:
     Depreciation and amortization.........       --           591             29             --            620
     Equity in income of unconsolidated
       joint ventures......................       --          (507)        (3,298)            --         (3,805)
     Equity in earnings of subsidiaries....   (6,081)       (4,810)            --         10,891             --
     Provision for income taxes............       --           712             --             --            712
     Net changes in operating assets and
       liabilities:
       Receivables.........................       --           841          3,320             --          4,161
       Intercompany receivables/payables...      (99)           99             --             --             --
       Real estate inventories.............       --       (41,884)           312             --        (41,572)
       Deferred loan costs.................       99          (109)            --             --            (10)
       Other assets........................       --         4,921             19             --          4,940
       Accounts payable....................       --          (240)           (69)            --           (309)
       Accrued expenses....................       --       (13,153)          (321)            --        (13,474)
                                             -------      --------       --------       --------       --------
  Net cash (used in) provided by operating
     activities............................       --       (47,520)         4,864             --        (42,656)
                                             -------      --------       --------       --------       --------
Investing activities:
  Net change in investment in
     unconsolidated joint ventures.........       --        (1,518)         3,795             --          2,277
  Purchases of property and equipment......       --          (163)           (16)            --           (179)
  Investment in subsidiaries...............       --         8,842             --         (8,842)            --
  Advances to affiliates...................    1,581            --             --         (1,581)            --
                                             -------      --------       --------       --------       --------
  Net cash provided by investing
     activities............................    1,581         7,161          3,779        (10,423)         2,098
                                             -------      --------       --------       --------       --------
Financing activities:
  Proceeds from borrowings on notes
     payable...............................       --       102,599         35,137             --        137,736
  Principal payments on notes payable......       --       (62,833)       (35,138)            --        (97,971)
  Repurchase of 12 1/2% Senior Notes.......   (1,581)           --             --             --         (1,581)
  Distributions to/contributions from
     shareholders..........................       --           (53)        (8,722)         8,775             --
  Advances from affiliates.................       --        (1,648)            --          1,648             --
                                             -------      --------       --------       --------       --------
  Net cash (used in) provided by financing
     activities............................   (1,581)       38,065         (8,723)        10,423         38,184
                                             -------      --------       --------       --------       --------
Net decrease in cash and cash
  equivalents..............................       --        (2,294)           (80)            --         (2,374)
Cash and cash equivalents at beginning of
  period...................................       --        12,746          1,965             --         14,711
                                             -------      --------       --------       --------       --------
Cash and cash equivalents at end of
  period...................................  $    --      $ 10,452       $  1,885       $     --       $ 12,337
                                             =======      ========       ========       ========       ========

                               WILLIAM LYON HOMES

                                  (UNAUDITED)

                     CONSOLIDATING STATEMENT OF CASH FLOWS

                       THREE MONTHS ENDED MARCH 31, 2000
                                 (IN THOUSANDS)

                                                         UNCONSOLIDATED
                                             ---------------------------------------
                                             DELAWARE   WILLIAM LYON   NON-GUARANTOR   ELIMINATING   CONSOLIDATED
                                               LYON     HOMES, INC.    SUBSIDIARIES      ENTRIES       COMPANY
                                             --------   ------------   -------------   -----------   ------------
Operating activities:
  Net income...............................  $ 7,639      $  7,825        $ 5,244       $(13,069)      $  7,639
  Adjustments to reconcile net income to
     net cash (used in) provided by
     operating activities:
     Depreciation and amortization.........       --           750             12             --            762
     Equity in income of unconsolidated
       joint ventures......................       --          (674)        (4,452)            --         (5,126)
     Equity in earnings of subsidiaries....   (7,639)       (5,430)            --         13,069             --
     Provision for income taxes............       --           393             --             --            393
     Net changes in operating assets and
       liabilities:
       Receivables.........................       --         1,001          1,986             --          2,987
       Net change in intercompany
          receivables/payables.............     (117)          117             --             --             --
       Real estate inventories.............       --         1,860         (1,277)            --            583
       Deferred loan costs.................      117            80             --             --            197
       Other assets........................       --        (5,815)          (382)            --         (6,197)
       Accounts payable....................       --         5,974            (45)            --          5,929
       Accrued expenses....................       --       (10,084)            (2)            --        (10,086)
                                             -------      --------        -------       --------       --------
  Net cash (used in) provided by operating
     activities............................       --        (4,003)         1,084             --         (2,919)
                                             -------      --------        -------       --------       --------
Investing activities:
  Investment in unconsolidated joint
     ventures..............................       --         3,543         (1,509)            --          2,034
  Net change in mortgage notes
     receivable............................       --            89             --             --             89
  Purchases of property and equipment......       --          (316)          (152)            --           (468)
  Investment in subsidiaries...............       --        (3,018)            --          3,018             --
                                             -------      --------        -------       --------       --------
  Net cash provided by (used in) investing
     activities............................       --           298         (1,661)         3,018          1,655
                                             -------      --------        -------       --------       --------
Financing activities:
  Proceeds from borrowings on notes
     payable...............................       --        41,411             --             --         41,411
  Principal payments on notes payable......       --       (23,713)        (3,133)            --        (26,846)
  Distributions to/contributions from
     shareholders..........................       --          (698)         3,716         (3,018)            --
                                             -------      --------        -------       --------       --------
  Net cash provided by financing
     activities............................       --        17,000            583         (3,018)        14,565
                                             -------      --------        -------       --------       --------
Net increase in cash and cash
  equivalents..............................       --        13,295              6             --         13,301
Cash and cash equivalents at beginning of
  period...................................       --         1,344            810             --          2,154
                                             -------      --------        -------       --------       --------
Cash and cash equivalents at end of
  period...................................  $    --      $ 14,639        $   816       $     --       $ 15,455
                                             =======      ========        =======       ========       ========

                               WILLIAM LYON HOMES

                                  (UNAUDITED)

NOTE 4 -- GAIN FROM SALE OF OFFICE BUILDING

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

NOTE 5 -- RELATED PARTY TRANSACTIONS

     The Company purchased real estate projects for a total purchase price of $869,000 during the three months ended March 31, 2000 from entities controlled by William Lyon, Chairman of the Board of Directors and Chief Executive Officer of the Company and William H. Lyon, the son of William Lyon and a director and employee of the Company.

     On October 26, 2000, the Company's Board of Directors (with Messrs. William Lyon and William H. Lyon abstaining) approved the purchase of 579 lots for a total purchase price of $12,581,000 from an entity controlled by William Lyon and William H. Lyon. The terms of the purchase agreement provided for an initial option payment of $1,000,000 and a rolling option takedown of the lots. Phase takedowns of approximately 20 lots each are anticipated to occur at two to three month intervals for each of several product types through September 2004. In addition, one-half of the net profits in excess of six percent from the development are to be paid to the seller. During the three months ended March 31, 2001, the Company purchased 40 lots under this agreement for a total purchase price of $601,000. This land acquisition qualifies as an affiliate transaction under the Company's $200,000,000 12 1/2% Senior Notes due July 1, 2001 Indenture dated as of June 29, 1994 ("Indenture"). Pursuant to the terms of the Indenture, the Company has determined that the land acquisition is on terms that are no less favorable to the Company than those that would have been obtained in a comparable transaction by the Company with an unrelated person. The Company has delivered to the Trustee under the Indenture a resolution of the Board of Directors of the Company set forth in an Officers' Certificate certifying that the land acquisition is on terms that are no less favorable to the Company than those that would have been obtained in a comparable transaction by the Company with an unrelated person and the land acquisition has been approved by a majority of the disinterested members of the Board of Directors of the Company. Further, the Company has delivered to the Trustee under the Indenture a determination of value by a real estate appraisal firm which is of regional standing in the region in which the subject property is located and is MAI certified.

     For the three months ended March 31, 2001, the Company incurred on-site labor costs of $46,000 for providing customer service to real estate projects developed by entities controlled by William Lyon and William H. Lyon, of which $25,000 was due to the Company at March 31, 2001.

     For the three months ended March 31, 2000, the Company earned management fees of $108,000 and accrued on-site labor costs of $196,000 for managing and selling real estate owned by entities controlled by William Lyon and William H. Lyon.

     For the three months ended March 31, 2001 and 2000, the Company incurred charges of $182,000 and $170,000, respectively, related to rent on its corporate office, from a trust of which William H. Lyon is the sole beneficiary.

     During the three months ended March 31, 2001, the Company incurred charges of $62,000 related to the charter and use of aircraft owned by an affiliate of William Lyon.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               WILLIAM LYON HOMES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

     The following discussion of results of operations and financial condition should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1, as well as the information presented in the Annual Report on Form 10-K for the year ended December 31, 2000.

RESULTS OF OPERATIONS

  OVERVIEW AND RECENT RESULTS

     Selected financial and operating information for the Company and its unconsolidated joint ventures as of and for the periods presented is as follows:

                                                          THREE MONTHS ENDED MARCH 31,
                              -------------------------------------------------------------------------------------
                                                2001                                        2000
                              -----------------------------------------   -----------------------------------------
                                             UNCONSOLIDATED                              UNCONSOLIDATED
                                COMPANY          JOINT        COMBINED      COMPANY          JOINT        COMBINED
                              WHOLLY-OWNED      VENTURES        TOTAL     WHOLLY-OWNED      VENTURES        TOTAL
                              ------------   --------------   ---------   ------------   --------------   ---------
Selected Financial
  Information (dollars in
  thousands)
  Units closed..............         286             114           400           319             200            519
                                ========        ========      ========      ========        ========      =========
  Home sales revenue........    $ 65,401        $ 51,169      $116,570      $ 64,609        $ 69,072      $ 133,681
  Cost of sales.............     (55,021)        (41,695)      (96,716)      (52,511)        (56,583)      (109,094)
                                --------        --------      --------      --------        --------      ---------
         Gross margin.......    $ 10,380        $  9,474      $ 19,854      $ 12,098        $ 12,489      $  24,587
                                ========        ========      ========      ========        ========      =========
         Gross margin
           percentage.......        15.9%           18.5%         17.0%         18.7%           18.1%          18.4%
                                ========        ========      ========      ========        ========      =========
Number of homes closed
  California................         153             114           267           173             200            373
  Arizona...................          51               0            51            14               0             14
  Nevada....................          82               0            82           114               0            114
  New Mexico(1).............          --              --            --            18               0             18
                                --------        --------      --------      --------        --------      ---------
         Total combined.....         286             114           400           319             200            519
                                ========        ========      ========      ========        ========      =========
Average sales price
  California................    $264,642        $448,851      $343,293      $241,484        $345,359      $ 297,181
  Arizona...................     145,028               0       145,028       132,322               0        132,322
  Nevada....................     213,588               0       213,588       164,600               0        164,600
  New Mexico(1).............          --              --            --       123,050               0        123,050
                                --------        --------      --------      --------        --------      ---------
         Total combined.....    $228,674        $448,851      $291,425      $202,534        $345,359      $ 257,573
                                ========        ========      ========      ========        ========      =========
Number of homes sold
  California................         312             187           499           343             269            612
  Arizona...................          84               0            84            46               0             46
  Nevada....................         158               0           158            83               0             83
  New Mexico(1).............          --              --            --            18               0             18
                                --------        --------      --------      --------        --------      ---------
         Total combined.....         554             187           741           490             269            759
                                ========        ========      ========      ========        ========      =========
Average number of sales
  locations during quarter
  California................          15              10            25            21              15             36
  Arizona...................           5               0             5             5               0              5
  Nevada....................           7               0             7             5               0              5
  New Mexico(1).............          --              --            --             2               0              2
                                --------        --------      --------      --------        --------      ---------
         Total combined.....          27              10            37            33              15             48
                                ========        ========      ========      ========        ========      =========

                                                          THREE MONTHS ENDED MARCH 31,
                              -------------------------------------------------------------------------------------
                                                2001                                        2000
                              -----------------------------------------   -----------------------------------------
                                             UNCONSOLIDATED                              UNCONSOLIDATED
                                COMPANY          JOINT        COMBINED      COMPANY          JOINT        COMBINED
                              WHOLLY-OWNED      VENTURES        TOTAL     WHOLLY-OWNED      VENTURES        TOTAL
                              ------------   --------------   ---------   ------------   --------------   ---------
Backlog of homes sold but
  not closed at end of
  period
  California................         365             257           622           435             275            710
  Arizona...................         113               0           113            49               0             49
  Nevada....................         173               0           173            94               0             94
  New Mexico(1).............          --              --            --            15               0             15
                                --------        --------      --------      --------        --------      ---------
         Total combined.....         651             257           908           593             275            868
                                ========        ========      ========      ========        ========      =========
Dollar amount of homes sold
  but not closed at end of
  period (dollars in
  thousands)
  California................    $ 98,895        $108,493      $207,388      $118,558        $131,143      $ 249,701
  Arizona...................      16,084               0        16,084         6,952               0          6,952
  Nevada....................      36,606               0        36,606        17,752               0         17,752
  New Mexico(1).............          --              --            --         2,069               0          2,069
                                --------        --------      --------      --------        --------      ---------
         Total combined.....    $151,585        $108,493      $260,078      $145,331        $131,143      $ 276,474
                                ========        ========      ========      ========        ========      =========

                                     AS OF MARCH 31,
                              -----------------------------
                                  2001            2000
                              ------------   --------------
Lots owned and controlled
  California................       5,404           5,479
  Arizona...................       1,584           1,646
  Nevada....................         904             649
  New Mexico(1).............          --              31
                                --------        --------
         Total combined.....       7,892           7,805
                                ========        ========

---------------
(1) The Company ceased its operations in New Mexico in mid-2000.

     Homes in backlog are generally closed within three to six months. The dollar amount of backlog of homes sold but not closed as of March 31, 2001 was $260.1 million, as compared to $276.5 million as of March 31, 2000 and $171.3 million as of December 31, 2000. The cancellation rate of buyers who contracted to buy a home but did not close escrow at the Company's projects was approximately 20% during 2000 and 18% during the first three months of 2001.

     The number of homes sold for the quarter ended March 31, 2001 decreased 2 percent to 741 units from 759 for the first quarter of 2000. For the first quarter of 2001, the number of homes sold increased 28 percent to 741 from 577 units in the fourth quarter of 2000. The number of homes closed in the first quarter of 2001 decreased 23 percent to 400 from 519 in the first quarter of 2000. The backlog of homes sold as of March 31, 2001 was 908, up 5 percent from 868 units a year earlier, and up 60 percent from 567 units at December 31, 2000.

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

  COMPARISON OF THREE MONTHS ENDED MARCH 31, 2001 TO THREE MONTHS ENDED MARCH 31, 2000

     Operating revenue for the three months ended March 31, 2001 was $74.1 million, an increase of $7.1 million (10.6%) from operating revenue of $67.0 million for the three months ended March 31, 2000.

Revenue from sales of homes increased $0.8 million (1.2%) to $65.4 million in the 2001 period from $64.6 million in the 2000 period. This increase was due primarily to an increase in the average sales prices of wholly-owned units to $228,700 in the 2001 period from $202,500 in the 2000 period, offset by a decrease in the number of wholly-owned units closed to 286 in the 2001 period from 319 in the 2000 period. Revenue from sales of lots, land and other increased $6.3 million to $7.1 million in the 2001 period from $0.8 million in the 2000 period as a result of the sale of two commercial sites in Southern California and Arizona in the 2001 period. Management fee income increased by $0.1 million to $1.7 million in the 2001 period from $1.6 million in the 2000 period as a direct result of the Company's strategy of financing an increased number of projects through unconsolidated joint ventures.

     Total operating income decreased from $7.6 million in the 2000 period to $6.2 million in the 2001 period. The excess of revenue from sales of homes over the related cost of sales decreased by $1.7 million to $10.4 million in the 2001 period from $12.1 million in the 2000 period, resulting in a decline in gross margins of 2.8 percent to 15.9 percent in the 2001 period from 18.7 percent in the 2000 period. This decrease was primarily due to a change in the mix of product, a decrease in the number of wholly-owned units closed to 286 units in the 2001 period from 319 units in the 2000 period, offset by an increase in the average sales prices of wholly-owned units to $228,700 in the 2001 period from $202,500 in the 2000 period. The Company's revenues and total operating income are affected by the proportion of units sold by the Company and those sold by unconsolidated joint ventures. While the average sales price of homes sold by joint ventures has been higher than the average sales price of wholly-owned units, the Company generally receives, after priority returns and capital distributions, approximately 50% of the profits and losses and cash flows from joint ventures. Sales and marketing expenses increased by $0.2 million to $3.7 million in the 2001 period from $3.5 million in the 2000 period. General and administrative expenses increased by $1.3 million to $8.8 million in the 2001 period from $7.5 million in the 2000 period, primarily as a result of increases in salaries and benefits related to the Company's increased operations. Equity in income of unconsolidated joint ventures amounting to $3.8 million was recognized in the 2001 period, down from $5.1 million in the comparable period for 2000 primarily as a result of a decrease in the number of units closed to 114 in the 2001 period from 200 in the 2000 period.

     Total interest incurred decreased $0.7 million (11.5%) from $6.1 million in the 2000 period to $5.4 million in the 2001 period primarily as a result of (1) the replacement of the Company's prior $100.0 million working capital facility with revolving credit facilities (see description below) with lower effective borrowing costs, (2) reduction of the outstanding principal balance of 12 1/2% Senior Notes through the secured working capital facilities with lower effective borrowing costs and (3) decreases in interest rates. Net interest expense decreased to $0.2 million in the 2001 period from $1.5 million in the 2000 period as a result of a decrease in total interest incurred and an increase in interest capitalized to real estate inventories.

     Other income (expense), net decreased to $0.8 million in the 2001 period from $2.0 million in the 2000 period primarily as a result of a gain from the sale of an office building in the 2000 period.

FINANCIAL CONDITION AND LIQUIDITY

     The Company provides for its ongoing cash requirements principally from internally generated funds from the sales of real estate and from outside borrowings and, beginning in the fourth quarter of 1997, by joint venture financing from newly formed joint ventures with venture partners that provide a substantial portion of the capital required for certain projects. The Company currently maintains the following major credit facilities: 12 1/2% Senior Notes (the "Senior Notes"), secured revolving credit facilities ("Revolving Credit Facilities") and an unsecured revolving line of credit with a commercial bank ("Unsecured Revolving Line"). The Company also finances certain projects with construction loans secured by real estate inventories and finances certain land acquisitions with seller-provided financing.

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

  SENIOR NOTES

     As of March 31, 2001, the Company's outstanding balance under its 12 1/2% Senior Notes was $75,616,000 with a scheduled maturity date of July 1, 2001. On February 27, 2001, the Company announced its intention to solicit consents to extend for two years the maturity date of the 12 1/2% Senior Notes from July 1, 2001 to July 1, 2003, and to make certain amendments to the note covenants. The Company offered a consent fee of 4% of the outstanding principal balance to the holders whose consents were received and accepted, subject to receipt of consents from holders of at least 25% of the principal amount of the Senior Notes outstanding and other conditions. The consent solicitation was terminated on April 30, 2001 at which time the Company had received and accepted consents from the holders of $39,329,000 of the outstanding principal balance of its 12 1/2% Senior Notes to extend the maturity date to July 1, 2003. The Company paid the consent fee of $1,573,000 on May 3, 2001. The Company expects to repay the outstanding Senior Notes held by persons who did not consent at the scheduled maturity date of July 1, 2001.

     Management of the Company currently anticipates that the Company will retire at the maturity date of July 1, 2001 the outstanding Senior Notes which have not been extended by internally-generated cash flow, utilization of undrawn availability under revolving credit facilities and/or proceeds from its unsecured line of credit. The failure of the Company to obtain sufficient cash from these or other sources to retire such Senior Notes at maturity could have an adverse effect on the Company.

     The 12 1/2% Senior Notes (the "Senior Notes") are obligations of William Lyon Homes, a Delaware corporation ("Delaware Lyon"), and are unconditionally guaranteed on a senior basis by William Lyon Homes, Inc., a California corporation and a wholly-owned subsidiary of Delaware Lyon. However, William Lyon Homes, Inc. has granted liens on substantially all of its assets as security for its obligations under the Revolving Credit Facilities and other loans. Because the William Lyon Homes, Inc. guarantee is not secured, holders of the Senior Notes are effectively junior to borrowings under the Revolving Credit Facilities with respect to such assets. Interest on the Senior Notes is payable on January 1 and July 1 of each year.

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

  REVOLVING CREDIT FACILITIES

     The Revolving Credit Facilities have an aggregate maximum loan commitment of $170.0 million and mature at various dates beginning in 2002 through September 2004. The collateral for the loans provided by the Revolving Credit Facilities includes substantially all real estate of the Company (excluding assets which are pledged as collateral for construction notes payable described below and excluding assets of partnerships and limited liability companies). Although the aggregate maximum loan commitment for these loans is

$170.0 million, the credit facilities have limitations on the amounts which can be borrowed at any time based on assets which are included in the credit facilities and the specified borrowings permitted under borrowing base calculations. The undrawn availability at March 31, 2001 was $24.1 million and the principal outstanding under the Revolving Credit Facilities at March 31, 2001 was $105.6 million. Pursuant to the terms of the Revolving Credit Facilities, outstanding advances bear interest at various rates which approximate the prime rate. The Revolving Credit Facilities include financial covenants which may limit the amount which may be borrowed thereunder.

  UNSECURED REVOLVING LINE

     Effective March 8, 2001 the Company obtained an unsecured revolving line of credit with a commercial bank in the amount of $10.0 million. The Unsecured Revolving Line bears interest at prime plus 1% and matures on March 12, 2002. The Unsecured Revolving Line includes financial covenants which may limit the amount which may be borrowed thereunder. As of March 31, 2001 no amounts had been borrowed under the Unsecured Revolving Line.

  CONSTRUCTION NOTES PAYABLE

     At March 31, 2001, the Company had construction notes payable amounting to $10.9 million related to various real estate projects. The notes are due as units close or at various dates on or before December 31, 2002 and bear interest at rates of prime plus 0.25% to prime plus 0.50%.

  SELLER FINANCING

     Another source of financing available to the Company is seller-provided financing for land acquired by the Company. At March 31, 2001, the Company had various notes payable outstanding related to land acquisitions for which seller financing was provided in the amount of $5.8 million.

  REVOLVING MORTGAGE WAREHOUSE CREDIT FACILITY

     The Company has a $15.0 million revolving mortgage warehouse credit facility with a bank to fund its mortgage origination operations. Mortgage loans are generally held for a short period of time and are typically sold to investors within 7 to 15 days following funding. Borrowings are secured by the related mortgage loans held for sale. At March 31, 2001 the outstanding balance was $7.2 million. The facility, which has a current maturity date of May 31, 2001, also contains a financial covenant requiring that the Company maintains cash and/or marketable securities on the books of account of its subsidiary, Duxford Financial, Inc., a California corporation ("Duxford") in an amount equal to no less than $1.0 million and a financial covenant requiring the Company to maintain total assets net of total liabilities and net of amounts receivable from the Company and/or affiliates on the books of account of Duxford in an amount equal to no less than $1.0 million.

  JOINT VENTURE FINANCING

     As of March 31, 2001, the Company and certain of its subsidiaries are general partners or members in twenty-six joint ventures involved in the development and sale of residential projects. Such joint ventures are 50% or less owned and, accordingly, the financial statements of such joint ventures are not consolidated with the Company's financial statements. The Company's investments in unconsolidated joint ventures are accounted for using the equity method. See Note 4 of "Notes to Consolidated Financial Statements" for condensed combined financial information for these joint ventures. Based upon current estimates, substantially all future development and construction costs will be funded by the Company's venture partners or from the proceeds of construction financing obtained by the joint ventures.

     As of March 31, 2001, the Company's investment in such joint ventures was approximately $45.2 million and the Company's venture partners' investment in such joint ventures was approximately $147.0 million. In addition, certain joint ventures have obtained financing from land sellers or construction lenders which amounted to approximately $60.0 million at March 31, 2001.

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

  CASH FLOWS -- COMPARISON OF THREE MONTHS ENDED MARCH 31, 2001 TO THREE MONTHS ENDED MARCH 31, 2000

     Net cash used in operating activities increased from $2.9 million in the 2000 period to $42.7 million in the 2001 period primarily as a result of an increase in real estate inventories in the 2001 period.

     Net cash provided by investing activities increased to $2.1 million in the 2001 period from $1.7 million in the 2000 period primarily as a result of increased net cash received from unconsolidated joint ventures in the 2001 period.

     Net cash provided by financing activities increased from $14.6 million in the 2000 period to $38.2 million in the 2001 period as a result of increased net borrowings on notes payable.

DESCRIPTION OF PROJECTS

     The Company's homebuilding projects usually take two to five years to develop. The following table presents project information relating to each of the Company's homebuilding divisions.

                                                                                      HOMES
                                                                                      CLOSED
                                                                                    FOR THREE
                                         ESTIMATED     UNITS CLOSED   LOTS OWNED      MONTH
                            YEAR OF      NUMBER OF        AS OF         AS OF      PERIOD ENDED   BACKLOG AT
                             FIRST       HOMES AT       MARCH 31,     MARCH 31,     MARCH 31,     MARCH 31,       SALES PRICE
 PROJECT (COUNTY) PRODUCT   DELIVERY   COMPLETION(1)       2001          2001          2001       2001(2)(4)        RANGE(3)
 ------------------------   --------   -------------   ------------   ----------   ------------   ----------   ------------------
                                                       SOUTHERN CALIFORNIA
WHOLLY-OWNED:
Oak Park II -- Irvine
  (Orange County).........    1998           102            101             1            29             1      $165,000 - 251,000
                                          ------          -----         -----         -----         -----
Solana at Talega (Orange
  County).................    1999           120            107            13            16            13      $294,000 - 355,000
                                          ------          -----         -----         -----         -----
Montellano -- Talega 2R
  (Orange County).........    2001            63              0            63             0             0
                                          ------          -----         -----         -----         -----
Lyon Vineyard (San
  Bernardino County)......    2000           100             91             9             2             9      $218,000 - 253,000
                                          ------          -----         -----         -----         -----
Lyon Orchard (San
  Bernardino County)......    2000            81             81             0             2             0      $175,000 - 200,000
                                          ------          -----         -----         -----         -----
Archibald Ranch -- (San
  Bernardino County)......    2000           113             38            75            17            41      $212,000 - 252,000
                                          ------          -----         -----         -----         -----
Crown Ridge -- Palmdale
  (Los Angeles County)....    2000            71             38            33            12            29      $160,000 - 185,000
                                          ------          -----         -----         -----         -----
Andover -- West Irvine
  (Orange County).........    2001           138              0            63             0            10      $245,000 - 285,000
                                          ------          -----         -----         -----         -----
Vista del Verde -- Yorba
  Linda (Orange County)...    2001           106              0            41             0             0      $455,000 - 530,000
                                          ------          -----         -----         -----         -----
Providence Ranch
  (Riverside County)......    2001            97              0            97             0            27      $198,000 - 240,000
                                          ------          -----         -----         -----         -----
Sterling Glen (Orange
  County).................    2001           102              0           102             0             0
                                          ------          -----         -----         -----         -----
    Total wholly-owned....                 1,093            456           497            78           130
                                          ------          -----         -----         -----         -----

                                                                                      HOMES
                                                                                      CLOSED
                                                                                    FOR THREE
                                         ESTIMATED     UNITS CLOSED   LOTS OWNED      MONTH
                            YEAR OF      NUMBER OF        AS OF         AS OF      PERIOD ENDED   BACKLOG AT
                             FIRST       HOMES AT       MARCH 31,     MARCH 31,     MARCH 31,     MARCH 31,       SALES PRICE
 PROJECT (COUNTY) PRODUCT   DELIVERY   COMPLETION(1)       2001          2001          2001       2001(2)(4)        RANGE(3)
 ------------------------   --------   -------------   ------------   ----------   ------------   ----------   ------------------
UNCONSOLIDATED JOINT
  VENTURES:
White Cloud Estates
  (Ventura County)........    1999            78             77             1             0             1      $302,000 - 350,000
                                          ------          -----         -----         -----         -----
Reston -- Ladera (Orange
  County).................    2000           117             18            99             2            55      $350,000 - 415,000
                                          ------          -----         -----         -----         -----
Hampton Road -- Ladera
  (Orange County).........    2000            82              7            75             7            36      $435,000 - 480,000
                                          ------          -----         -----         -----         -----
Compass Pointe at Forster
  Ranch -- Irvine (Orange
  County).................    2000            92             30            62             9            33      $510,000 - 575,000
                                          ------          -----         -----         -----         -----
Avalon at Summerlane
  (Orange County).........    2000           113             39            74            11            23      $435,000 - 475,000
                                          ------          -----         -----         -----         -----
Dos Vientos (Orange
  County).................    2001            90              0            90             0             0      $475,000 - 610,000
                                          ------          -----         -----         -----         -----
Beachside -- Huntington
  Beach (Orange County)...    2001            86              0            86             0             0      $480,000 - 565,000
                                          ------          -----         -----         -----         -----
Lyon Monterrey (Orange
  County).................    1999            99             93             6            18             6      $363,000 - 428,000
                                          ------          -----         -----         -----         -----
    Total unconsolidated
      joint ventures......                   757            264           493            47           154
                                          ------          -----         -----         -----         -----
SOUTHERN CALIFORNIA
  REGION TOTAL............                 1,850            720           990           125           284
                                          ======          =====         =====         =====         =====

                                                                                      HOMES
                                                                                      CLOSED
                                                                                    FOR THREE
                                         ESTIMATED     UNITS CLOSED   LOTS OWNED      MONTH
                            YEAR OF      NUMBER OF        AS OF         AS OF      PERIOD ENDED   BACKLOG AT
                             FIRST       HOMES AT       MARCH 31,     MARCH 31,     MARCH 31,     MARCH 31,       SALES PRICE
 PROJECT (COUNTY) PRODUCT   DELIVERY   COMPLETION(1)       2001          2001          2001       2001(2)(4)        RANGE(3)
 ------------------------   --------   -------------   ------------   ----------   ------------   ----------   ------------------
                                                       NORTHERN CALIFORNIA
WHOLLY-OWNED:
St. Helena Westminster
  Estates (Napa County)...    1999            23             23             0             1             0      $495,000 - 555,000
                                          ------          -----         -----         -----         -----
Lyon Villas (San Joaquin
  County).................    1999           135             81            54             9             0      $203,000 - 279,000
                                          ------          -----         -----         -----         -----
Lyon Estates (San Joaquin
  County).................    1997           120             79            41            12             2      $232,000 - 327,000
                                          ------          -----         -----         -----         -----
Lyon Ironwood (San Joaquin
  County).................    2000           116              0            64             0            52      $225,000 - 289,000
                                          ------          -----         -----         -----         -----
Lyon Edgewood (San Joaquin
  County).................    2000            87             79             8             2             8      $198,000 - 287,000
                                          ------          -----         -----         -----         -----
Lyon Edgewood 2 (San
  Joaquin County).........    2000            65             28            37             7            37      $233,000 - 279,000
                                          ------          -----         -----         -----         -----
Lyon Rhapsody (San Joaquin
  County).................    2001            81              0            81             0             0      $220,000 - 279,000
                                          ------          -----         -----         -----         -----
Lyon Palazzo (Sacramento
  County).................    2001           100              0           100             0             0      $238,000 - 283,000
                                          ------          -----         -----         -----         -----
    Total wholly-owned....                   727            290           385            31            99
                                          ------          -----         -----         -----         -----
UNCONSOLIDATED JOINT
  VENTURES:
Cerro Plata (Santa Clara
  County).................    2001           538              0           538             0             0
                                          ------          -----         -----         -----         -----
Lyon Groves (Contra (Costa
  County).................    1999           103             99             4            16             3      $269,000 - 379,000
                                          ------          -----         -----         -----         -----
Lyon Ridge (Contra (Costa
  County).................    1999           127             57            70             3            48      $317,000 - 400,000
                                          ------          -----         -----         -----         -----
Manor at Thomas Ranch
  (Contra Costa County)...    1999            63             63             0             1             0      $544,000 - 657,000
                                          ------          -----         -----         -----         -----
Plantation at Thomas Ranch
  (Contra Costa County)...    1999            77             70             7            15             7      $603,000 - 799,000
                                          ------          -----         -----         -----         -----
Henry Ranch (Contra Costa
  County)
  Lyon Tierra.............    2001            46              0            46             0             4      $502,000 - 557,000
  Lyon Dorado.............    2001            54              0            54             0             6      $828,000 - 978,000
                                          ------          -----         -----         -----         -----
                                             100              0           100             0            10
                                          ------          -----         -----         -----         -----
Woodlake Estates (Solano
  County)
  Paradise Valley.........    2001             9              0             9             0             0
  Brook...................    2001           121              0           121             0             0      $296,000 - 331,000
  Falls...................    2001           102              0           102             0             0      $318,000 - 353,000
                                          ------          -----         -----         -----         -----
                                             232              0           232             0             0
                                          ------          -----         -----         -----         -----
Stonebriar (El Dorado
  County) Lyon Casina.....    2001           125              0           125             0             0
  Lyon Prima..............    2001           135              0           135             0             0
                                          ------          -----         -----         -----         -----
                                             260              0           260             0             0
                                          ------          -----         -----         -----         -----
        Total
          unconsolidated
          joint
          ventures........                 1,500            289         1,211            35            68
                                          ------          -----         -----         -----         -----
NORTHERN CALIFORNIA
  REGION TOTAL............                 2,227            579         1,596            66           167
                                          ======          =====         =====         =====         =====

                                                                                      HOMES
                                                                                      CLOSED
                                                                                    FOR THREE
                                         ESTIMATED     UNITS CLOSED   LOTS OWNED      MONTH
                            YEAR OF      NUMBER OF        AS OF         AS OF      PERIOD ENDED   BACKLOG AT
                             FIRST       HOMES AT       MARCH 31,     MARCH 31,     MARCH 31,     MARCH 31,       SALES PRICE
 PROJECT (COUNTY) PRODUCT   DELIVERY   COMPLETION(1)       2001          2001          2001       2001(2)(4)        RANGE(3)
 ------------------------   --------   -------------   ------------   ----------   ------------   ----------   ------------------
                                                            SAN DIEGO
WHOLLY-OWNED:
Horsethief Canyon Ranch
  (Riverside County)
  Previously Closed
    Products..............    1989           847            847             0             0             0
  Series "300"............    1998           116            116             0             0             0      $129,000 - 150,000
  Series "400"............    1995           554            360           190             9            36      $174,000 - 209,000
  Series "500"............    1995           445            337           112             5            31      $209,000 - 240,000
                                          ------          -----         -----         -----         -----
                                           1,962          1,660           302            14            67
                                          ------          -----         -----         -----         -----
Sycamore Ranch (Riverside
  County).................    1997           195            103            92             1             0      $322,000 - 393,000
                                          ------          -----         -----         -----         -----
Vail Ranch (San Diego
  County).................    2000           152             81            71            14            18      $183,000 - 201,000
                                          ------          -----         -----         -----         -----
Rancho Dorado (San Diego
  County)
  La Fuente...............    2000            56             43            13             7            12      $293,000 - 322,000
  Loma Real...............    2000            89             27            42             8            24      $395,000 - 441,000
  Los Reyes...............    2000            66              0            37             0            15      $419,000 - 460,000
                                          ------          -----         -----         -----         -----
                                             211             70            92            15            51
                                          ------          -----         -----         -----         -----
East Grove -- (San Diego
  County).................    2001           117              0           117             0             0
                                          ------          -----         -----         -----         -----
    Total wholly-owned....                 2,637          1,914           674            44           136
                                          ------          -----         -----         -----         -----
UNCONSOLIDATED JOINT
  VENTURES:
Otay Ranch -- Saratogo
  Trails (San Diego
  County).................    1999            74             73             1             6             1      $258,000 - 276,000
                                          ------          -----         -----         -----         -----
Otay Ranch -- Mendocino
  (San Diego County)......    1999           139            118            21            12            17      $214,000 - 242,000
                                          ------          -----         -----         -----         -----
Otay Ranch -- (R-29) (San
  Diego County)...........    2001            83              0            83             0             0
                                          ------          -----         -----         -----         -----
Rancho Dorado (San Diego
  County)
  Monte Verde.............    2000            65             34            31            14            17      $354,000 - 404,000
                                          ------          -----         -----         -----         -----
East Grove -- (San Diego
  County).................    2001           174              0           174             0             0
                                          ------          -----         -----         -----         -----
4S Ranch -- (San Diego
  County).................    2001           123              0            66             0             0
                                          ------          -----         -----         -----         -----
    Total unconsolidated
      joint ventures......                   658            225           376            32            35
                                          ------          -----         -----         -----         -----
SAN DIEGO REGION
  TOTAL...................                 3,295          2,139         1,050            76           171
                                          ======          =====         =====         =====         =====

                                                                                      HOMES
                                                                                      CLOSED
                                                                                    FOR THREE
                                         ESTIMATED     UNITS CLOSED   LOTS OWNED      MONTH
                            YEAR OF      NUMBER OF        AS OF         AS OF      PERIOD ENDED   BACKLOG AT
                             FIRST       HOMES AT       MARCH 31,     MARCH 31,     MARCH 31,     MARCH 31,       SALES PRICE
 PROJECT (COUNTY) PRODUCT   DELIVERY   COMPLETION(1)       2001          2001          2001       2001(2)(4)        RANGE(3)
 ------------------------   --------   -------------   ------------   ----------   ------------   ----------   ------------------
                                                             ARIZONA
WHOLLY-OWNED:
Crystal Gardens (Maricopa
  County).................    1997           157            149             8             6             7      $100,000 - 227,000
                                          ------          -----         -----         -----         -----
Sage Creek -- Encanto
  (Maricopa County).......    2000           176             69            56            16            46      $105,000 - 120,000
                                          ------          -----         -----         -----         -----
Sage Creek -- Arcadia
  (Maricopa County).......    2000           167             40            40             7            26      $130,000 - 152,000
                                          ------          -----         -----         -----         -----
Sage Creek -- Solano
  (Maricopa County).......    2000            82             23            28             8            11      $157,000 - 183,000
                                          ------          -----         -----         -----         -----
Mesquite Grove -- Small
  (Maricopa County).......    2001           110              0           110             0             0      $169,000 - 202,000
                                          ------          -----         -----         -----         -----
Mesquite Grove -- Large
  (Maricopa County).......    2001            95              0            95             0             0      $289,000 - 299,000
                                          ------          -----         -----         -----         -----
Rio Del Verde (Maricopa
  County).................    2000            84             49            35            14            23      $164,000 - 201,000
                                          ------          -----         -----         -----         -----
Power Ranch (Maricopa
  County).................    2001           103              0           103             0             0      $160,000 - 227,000
                                          ------          -----         -----         -----         -----
Tramonto (Maricopa
  County).................    2001            76              0            76             0             0      $163,000 - 230,000
                                          ------          -----         -----         -----         -----
    Total wholly-owned....                 1,050            330           551            51           113
                                          ------          -----         -----         -----         -----
UNCONSOLIDATED JOINT
  VENTURES:
Mountaingate (Maricopa
  County).................    2001           341              0           171             0             0
                                          ------          -----         -----         -----         -----
    Total unconsolidated
      joint ventures......                   341              0           171             0             0
                                          ------          -----         -----         -----         -----
ARIZONA REGION TOTAL......                 1,391            330           722            51           113
                                          ======          =====         =====         =====         =====

                                                                                      HOMES
                                                                                      CLOSED
                                                                                    FOR THREE
                                         ESTIMATED     UNITS CLOSED   LOTS OWNED      MONTH
                            YEAR OF      NUMBER OF        AS OF         AS OF      PERIOD ENDED   BACKLOG AT
                             FIRST       HOMES AT       MARCH 31,     MARCH 31,     MARCH 31,     MARCH 31,       SALES PRICE
 PROJECT (COUNTY) PRODUCT   DELIVERY   COMPLETION(1)       2001          2001          2001       2001(2)(4)        RANGE(3)
 ------------------------   --------   -------------   ------------   ----------   ------------   ----------   ------------------
                                                             NEVADA
WHOLLY-OWNED:
Bella Veranda (Clark
  County).................    2000            79             56            23            16            17      $250,000 - 278,000
                                          ------          -----         -----         -----         -----
Montecito Tesoro (Clark
  County).................    2000           121             41            29            19            33      $151,000 - 169,000
                                          ------          -----         -----         -----         -----
Montecito Classico (Clark
  County).................    2000           100             25            27            12            22      $179,000 - 215,000
                                          ------          -----         -----         -----         -----
Kingsway Ridge I
  (Clark County)..........    2000            90             53            37            15            26      $164,000 - 185,000
                                          ------          -----         -----         -----         -----
Kingsway Ridge II
  (Clark County)..........    2000            67             23            44             6            31      $184,000 - 217,000
                                          ------          -----         -----         -----         -----
Glenleigh Gardens
  (Summerlin A) (Clark
  County).................    2000            96             19            77            10            33      $236,000 - 272,000
                                          ------          -----         -----         -----         -----
Springfield (Summerlin N)
  (Clark County)..........    2001            85              0            85             0             0      $190,000 - 210,000
                                          ------          -----         -----         -----         -----
Topaz Ridge (Summerlin B)
  (Clark County)..........    2001            89              0            89             0             0      $458,000 - 516,000
                                          ------          -----         -----         -----         -----
Stallion Mountain (Clark
  County).................    2001           116              4           112             4            11      $145,000 - 165,000
                                          ------          -----         -----         -----         -----
NEVADA REGION TOTAL.......                   843            221           523            82           173
                                          ======          =====         =====         =====         =====
GRAND TOTALS:
  Wholly-owned............                 6,350          3,211         2,630           286           651
  Unconsolidated joint
    ventures..............                 3,256            778         2,251           114           257
                                          ------          -----         -----         -----         -----
                                           9,606          3,989         4,881           400           908
                                          ======          =====         =====         =====         =====

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

(4) Of the total homes subject to pending sales contracts as of March 31, 2001, 824 represent homes completed or under construction and 84 represent homes not yet under construction.

(5) In December 1999, the Company sold substantially all of the remaining lots in its Sun Lakes Country Club project in a bulk sale.

NET OPERATING LOSS CARRYFORWARDS

     At December 31, 2000, the Company had net operating loss carryforwards for Federal tax purposes of approximately $56.0 million, of which $1.3 million expires in 2008, $10.5 million expires in 2009, $14.1 million expires in 2010, $13.7 million expires in 2011, $16.4 million expires in 2012 and $28,000 expires in 2018. In addition, unused recognized built-in losses in the amount of $23.9 million are available to offset future income and expire between 2009 and 2011. The Company's ability to utilize the foregoing tax benefits will depend upon the amount of its otherwise taxable income and may be limited in the event of an "ownership change" under federal tax laws and regulations. In addition, the Company's federal income tax returns for 1997, 1998 and 1999 are currently under examination by the Internal Revenue Service and there can be no assurance that the Service will not challenge the amount of tax benefits calculated by the Company.

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

     On August 29, 2000 the Company announced that it had received a letter from the NYSE dated as of August 14, 2000 notifying the Company that the plan period under the NYSE's Continued Listing Program for the Company was completed as of August 5, 2000. According to the NYSE letter, the Company completed the plan period and is now considered a "company in good standing" by achieving both market capitalization and shareholders' equity in excess of $50 million. As a result of the Company's good standing, the Company has formally been removed from the NYSE's "Watch List". However, the Company is subject to a 12-month follow-up period within which the Company will be reviewed to ensure that the Company does not once again fall below any of the NYSE's continued listing standards. Although no quarterly updates are required during the follow-up period, the Company is still obligated to be proactive in its discussions with the NYSE, especially involving events that might effect triggering any of the continued listing requirements. As of and through March 31, 2001, the Company was in compliance with all NYSE listing criteria.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 for detailed disclosure about quantitative and qualitative disclosures about market risk. Quantitative and qualitative disclosures about market risk have not materially changed since December 31, 2000.

                               WILLIAM LYON HOMES

                           PART II. OTHER INFORMATION

ITEMS 1, 2, 3, 4, AND 5.

     Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS.

 4.1    Form of First Supplemental Indenture dated as of July 1,
        2001 amending and supplementing the Indenture dated as of June 29, 1994 by and among William Lyon Homes f/k/a The
        Presley Companies, a Delaware corporation (as Company),
        William Lyon Homes, Inc. f/k/a Presley Homes, f/k/a The
        Presley Companies, a California corporation (as Guarantor) and Firstar Bank, N.A. as successor-in-interest to American
        National Bank and Trust Company (as Trustee).
10.1    Business Loan Agreement dated as of March 8, 2001 between
        William Lyon Homes, Inc. ("Borrower") and First Bank and
        Trust ("Lender").

(b) REPORTS ON FORM 8-K.

     No reports were filed on Form 8-K during the reporting period.

                               WILLIAM LYON HOMES

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2001                        By:     /s/ MICHAEL D. GRUBBS
                                            ------------------------------------
                                                     MICHAEL D. GRUBBS
                                                   Senior Vice President,
                                                Chief Financial Officer and
                                                          Treasurer
                                               (Principal Financial Officer)

Date: May 14, 2001                        By:    /s/ W. DOUGLASS HARRIS
                                            ------------------------------------
                                                     W. DOUGLASS HARRIS
                                            Vice President, Corporate Controller
                                               (Principal Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
  4.1     Form of First Supplemental Indenture dated as of July 1,
          2001 amending and supplementing the Indenture dated as of
          June 29, 1994 by and among William Lyon Homes f/k/a The
          Presley Companies, a Delaware corporation (as Company),
          William Lyon Homes, Inc. f/k/a Presley Homes, f/k/a The
          Presley Companies, a California corporation (as Guarantor)
          and Firstar Bank, N.A. as successor-in-interest to American
          National Bank and Trust Company (as Trustee).
 10.1     Business Loan Agreement dated as of March 8, 2001 between
          William Lyon Homes, Inc. ("Borrower") and First Bank and
          Trust ("Lender").