Form 10-Q
period 2001-06-30
WILLIAM LYON HOMES
filed 2001-08-06
CIK 1095996

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

                            YES [X]          NO [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                                OUTSTANDING AT
                   CLASS OF COMMON STOCK                        AUGUST 1, 2001
                   ---------------------                        --------------
Common stock, par value $.01                                      10,588,560

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               WILLIAM LYON HOMES

                                     INDEX

                                                                         PAGE NO.
                                                                         --------
  PART I. FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS:

           Consolidated Balance Sheets -- June 30, 2001 and December
             31, 2000..................................................      3

           Consolidated Statements of Income -- Three and Six Months
             Ended June 30, 2001 and 2000..............................      4

           Consolidated Statement of Stockholders' Equity -- Six Months
             Ended June 30, 2001.......................................      5

           Consolidated Statements of Cash Flows -- Six Months Ended
             June 30, 2001 and 2000....................................      6

           Notes to Consolidated Financial Statements..................      7

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS.................................     21

  ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
             RISK......................................................     35

  PART II. OTHER INFORMATION...........................................     36

  ITEM 1.  NOT APPLICABLE..............................................     36

  ITEM 2.  NOT APPLICABLE..............................................     36

  ITEM 3.  NOT APPLICABLE..............................................     36

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........     36

  ITEM 5.  NOT APPLICABLE..............................................     36

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K............................     36

  SIGNATURES...........................................................     37

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                               WILLIAM LYON HOMES

                          CONSOLIDATED BALANCE SHEETS
         (IN THOUSANDS EXCEPT NUMBER OF SHARES AND PAR VALUE PER SHARE)

                                     ASSETS

                                                                JUNE 30,      DECEMBER 31,
                                                                  2001            2000
                                                              ------------    ------------
                                                              (UNAUDITED)
Cash and cash equivalents...................................    $ 30,152        $ 14,711
Receivables.................................................      12,360          18,538
Real estate inventories.....................................     271,461         214,418
Investments in and advances to unconsolidated joint
  ventures -- Note 2........................................      50,472          49,966
Property and equipment, less accumulated depreciation of
  $3,729 and $3,112 at June 30, 2001 and December 31, 2000,
  respectively..............................................       2,549           2,818
Deferred loan costs.........................................       3,298             754
Goodwill -- Note 1..........................................       6,517           7,138
Other assets................................................      13,549          21,937
                                                                --------        --------
                                                                $390,358        $330,280
                                                                ========        ========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable............................................    $ 26,548        $ 25,762
Accrued expenses............................................      26,973          35,096
Notes payable...............................................     143,295          89,709
12 1/2% Senior Notes -- Note 3..............................      75,172          77,201
                                                                --------        --------
                                                                 271,988         227,768
                                                                --------        --------

Stockholders' equity -- Notes 1 and 6
  Common stock, par value $.01 per share; 30,000,000 shares
     authorized; 10,588,560 and 10,570,223 shares issued and
     outstanding at June 30, 2001 and December 31, 2000,
     respectively...........................................         106             106
  Additional paid-in capital................................     126,767         126,608
  Accumulated deficit from January 1, 1994..................      (8,503)        (24,202)
                                                                --------        --------
                                                                 118,370         102,512
                                                                --------        --------
                                                                $390,358        $330,280
                                                                ========        ========

                            See accompanying notes.

                               WILLIAM LYON HOMES

                       CONSOLIDATED STATEMENTS OF INCOME
                 (IN THOUSANDS EXCEPT PER COMMON SHARE AMOUNTS)
                                  (UNAUDITED)

                                                  THREE MONTHS ENDED        SIX MONTHS ENDED
                                                       JUNE 30,                 JUNE 30,
                                                 ---------------------   ----------------------
                                                   2001         2000       2001         2000
                                                 ---------    --------   ---------    ---------
Operating revenue
  Home sales...................................  $ 105,222    $ 94,142   $ 170,623    $ 158,751
  Lots, land and other sales...................         --         203       7,054          967
  Management fee income........................      1,428       2,346       3,098        3,971
                                                 ---------    --------   ---------    ---------
                                                   106,650      96,691     180,775      163,689
                                                 ---------    --------   ---------    ---------

Operating costs
  Cost of sales -- homes.......................    (87,543)    (76,410)   (142,564)    (128,921)
  Cost of sales -- lots, land and other........       (290)       (208)     (4,192)        (883)
  Sales and marketing..........................     (4,677)     (3,446)     (8,358)      (6,982)
  General and administrative...................     (8,119)     (8,905)    (16,902)     (16,385)
  Amortization of goodwill -- Note 1...........       (310)       (310)       (621)        (624)
                                                 ---------    --------   ---------    ---------
                                                  (100,939)    (89,279)   (172,637)    (153,795)
                                                 ---------    --------   ---------    ---------
Equity in income of unconsolidated joint
  ventures.....................................      3,493       5,360       7,298       10,486
                                                 ---------    --------   ---------    ---------
Operating income...............................      9,204      12,772      15,436       20,380
Interest expense, net of amounts capitalized...         --      (1,932)       (227)      (3,477)
Other income (expense), net -- Note 4..........      1,551         602       2,339        2,571
                                                 ---------    --------   ---------    ---------
Income before income taxes.....................     10,755      11,442      17,548       19,474
Provision for income taxes -- Note 1
  Income taxes -- benefit credited to paid-in
     capital...................................         --      (3,722)         --       (3,722)
  Income taxes -- alternative minimum tax......     (1,137)       (549)     (1,849)        (942)
                                                 ---------    --------   ---------    ---------
Income before extraordinary item...............      9,618       7,171      15,699       14,810
Extraordinary item -- gain from retirement of
  debt, net of applicable income taxes -- Note
  3............................................         --         496          --          496
                                                 ---------    --------   ---------    ---------
Net income.....................................  $   9,618    $  7,667      15,699    $  15,306
                                                 =========    ========   =========    =========
Basic earnings per common share:
  -- Note 1
  Before extraordinary item....................  $    0.91    $   0.68   $    1.48    $    1.41
  Extraordinary item...........................         --        0.05          --         0.05
                                                 ---------    --------   ---------    ---------
  After extraordinary item.....................  $    0.91    $   0.73   $    1.48    $    1.46
                                                 =========    ========   =========    =========
Diluted earnings per common share:
  -- Note 1
  Before extraordinary item....................  $    0.90    $   0.68   $    1.47    $    1.41
  Extraordinary item...........................         --        0.05          --         0.05
                                                 ---------    --------   ---------    ---------
  After extraordinary item.....................  $    0.90        0.73   $    1.47         1.46
                                                 =========    ========   =========    =========

                            See accompanying notes.

                               WILLIAM LYON HOMES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 2001
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                           ACCUMULATED
                                           COMMON STOCK      ADDITIONAL    DEFICIT FROM
                                         ----------------     PAID-IN       JANUARY 1,
                                         SHARES    AMOUNT     CAPITAL          1994         TOTAL
                                         ------    ------    ----------    ------------    --------
Balance -- December 31, 2000...........  10,570     $106      $126,608       $(24,202)     $102,512
Issuance of common stock upon exercise
  of stock options -- Note 6...........      19       --           159             --           159
Net income.............................      --       --            --         15,699        15,699
                                         ------     ----      --------       --------      --------
Balance -- June 30, 2001...............  10,589     $106      $126,767       $ (8,503)     $118,370
                                         ======     ====      ========       ========      ========

                            See accompanying notes.

                               WILLIAM LYON HOMES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                 SIX MONTHS ENDED
                                                                     JUNE 30,
                                                              ----------------------
                                                                2001         2000
                                                              ---------    ---------
Operating activities
  Net income................................................  $  15,699    $  15,306
  Adjustments to reconcile net income to net cash (used in)
     provided by operating activities
     Depreciation and amortization..........................      1,283        1,510
     Equity in income of unconsolidated joint ventures......     (7,298)     (10,486)
     Extraordinary gain on repurchase of senior notes.......         --         (522)
     Provision for income taxes.............................      1,849        4,690
     Net changes in operating assets and liabilities:
       Receivables..........................................      5,452           64
       Real estate inventories..............................    (58,143)           6
       Deferred loan costs..................................     (2,544)         293
       Other assets.........................................      8,388       (5,766)
       Accounts payable.....................................        786        2,420
       Accrued expenses.....................................     (9,972)      (4,686)
                                                              ---------    ---------
  Net cash (used in) provided by operating activities.......    (44,500)       2,829
                                                              ---------    ---------

Investing activities
  Investments in and advances to unconsolidated joint
     ventures...............................................     (6,620)     (20,734)
  Distributions from unconsolidated joint ventures..........     11,249       19,034
  Mortgage notes receivable originations/issuances..........    (87,858)     (32,977)
  Mortgage notes receivable sales/repayments................     91,847       32,326
  Purchases of property and equipment.......................       (393)      (1,054)
                                                              ---------    ---------
  Net cash provided by (used in) investing activities.......      8,225       (3,405)
                                                              ---------    ---------

Financing activities
  Proceeds from borrowing on notes payable..................    324,693      130,465
  Principal payments on notes payable.......................   (271,107)    (103,745)
  Repurchase of 12 1/2% Senior Notes........................    (45,744)     (21,125)
  Reissuance of 12 1/2% Senior Notes........................     43,715           --
  Common stock issued for exercised options.................        159          242
                                                              ---------    ---------
  Net cash provided by financing activities.................     51,716        5,837
                                                              ---------    ---------
Net increase in cash and cash equivalents...................     15,441        5,261
Cash and cash equivalents -- beginning of period............     14,711        2,154
                                                              ---------    ---------
Cash and cash equivalents -- end of period..................  $  30,152    $   7,415
                                                              =========    =========

Supplemental disclosures of cash flow information
  Cash paid during the period for interest, net of amounts
     capitalized............................................  $    (809)   $   3,980
                                                              =========    =========
  Contribution of land to unconsolidated joint venture......  $   1,100    $      --
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

     The unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The consolidated financial statements included herein should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

     The interim consolidated financial statements have been prepared in accordance with the Company's customary accounting practices. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a presentation in accordance with accounting principles generally accepted in the United States have been included. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

     The Company evaluates performance and allocates resources primarily based on the gross margin and operating income of individual home building projects. Gross margin is defined by the Company as home sales less cost of sales. Operating income is defined by the Company as sales of homes, lots and land and management fee income; less cost of sales, impairment losses on real estate, selling and marketing, general and administrative expenses and amortization of goodwill. Accordingly, both gross margin and operating income exclude certain items included in the determination of net income. All other segment measurements are disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

     Management fee income represents income recognized in the current period from unconsolidated joint ventures in accordance with joint venture and/or operating agreements. Such fees are reimbursements of overhead expenses incurred by the Company as the managing partner or member of the unconsolidated joint ventures.

     The amount paid for business acquisitions over the net fair value of assets acquired and liabilities assumed is reflected as goodwill and is being amortized on a straight-line basis over seven years. Accumulated amortization was $1,551,000 and $2,172,000 as of December 31, 2000 and June 30, 2001,
respectively. In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("Statement No. 142"), effective for fiscal years beginning after December 15, 2001. Under the new rule, goodwill will no longer be amortized but will be subject to

                               WILLIAM LYON HOMES

                                  (UNAUDITED)

annual impairment tests in accordance with Statement No. 142. The Company will apply the new rule on accounting for goodwill beginning in the first quarter of 2002. Application of the nonamortization provisions of Statement No. 142 is expected to result in an increase in net income of $1,110,000 ($0.10 per share) per year. During 2002, the Company will perform the first of the required impairment tests of goodwill as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

     Earnings per share amounts for all periods presented conform to Financial Accounting Standards Board Statement No. 128, "Earnings Per Share." Basic and diluted earnings per common share for the three months ended June 30, 2001 are based on 10,576,048 and 10,723,811 weighted average shares of common stock outstanding, respectively. Basic and diluted earnings per common share for the six months ended June 30, 2001 are based on 10,573,152 and 10,684,244 weighted average shares of common stock outstanding, respectively. Both basic and diluted earnings per common share for the three and six months ended June 30, 2000 are based on 10,465,692 and 10,452,414 shares of common stock outstanding, respectively.

     The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities as of June 30, 2001 and December 31, 2000 and revenues and expenses for the periods presented. Accordingly, actual results could differ materially from those estimates in the near-term.

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

                               WILLIAM LYON HOMES

                                  (UNAUDITED)

NOTE 2 -- INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED JOINT VENTURES

     The Company and certain of its subsidiaries are general partners or members in joint ventures involved in the development and sale of residential projects. Such joint ventures are 50% or less owned and, accordingly, the financial statements of such joint ventures are not consolidated with the Company's financial statements. The Company's investments in unconsolidated joint ventures are accounted for using the equity method. Condensed combined financial information of these joint ventures as of June 30, 2001 and December 31, 2000 and for the three and six months ended June 30, 2001 and 2000 is summarized as follows:

                       CONDENSED COMBINED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                               JUNE 30,      DECEMBER 31,
                                                                 2001            2000
                                                              -----------    ------------
                                                              (UNAUDITED)
                                         ASSETS

Cash and cash equivalents...................................   $  8,482        $ 10,693
Receivables.................................................        272           1,440
Real estate inventories.....................................    277,896         240,019
Other assets................................................        250             275
                                                               --------        --------
                                                               $286,900        $252,427
                                                               ========        ========

                             LIABILITIES AND OWNERS' CAPITAL

Accounts payable............................................   $ 24,751        $ 15,921
Accrued expenses............................................      4,518           4,984
Notes payable...............................................     66,303          45,162
Advances from William Lyon Homes............................      4,946           1,959
                                                               --------        --------
                                                                100,518          68,026
                                                               --------        --------
Owners' capital
  William Lyon Homes........................................     45,526          48,007
  Others....................................................    140,856         136,394
                                                               --------        --------
                                                                186,382         184,401
                                                               --------        --------
                                                               $286,900        $252,427
                                                               ========        ========

                               WILLIAM LYON HOMES

                                  (UNAUDITED)

                    CONDENSED COMBINED STATEMENTS OF INCOME
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                            THREE MONTHS ENDED         SIX MONTHS ENDED
                                                 JUNE 30,                  JUNE 30,
                                            -------------------      --------------------
                                              2001       2000          2001       2000
                                            --------   --------      --------   ---------
Home sales................................  $ 58,365   $ 79,313      $109,534   $ 148,385
Operating costs
  Cost of sales -- homes..................   (47,702)   (65,974)      (89,397)   (122,557)
  Sales and marketing.....................    (2,097)    (2,734)       (3,899)     (5,255)
                                            --------   --------      --------   ---------
Operating income..........................     8,566     10,605        16,238      20,573
Other income, net.........................        46         72           116         316
                                            --------   --------      --------   ---------
Net income................................  $  8,612   $ 10,677      $ 16,354   $  20,889
                                            ========   ========      ========   =========
Allocation to owners
  William Lyon Homes......................  $  3,493   $  5,360      $  7,298   $  10,486
  Others..................................     5,119      5,317         9,056      10,403
                                            --------   --------      --------   ---------
                                            $  8,612   $ 10,677      $ 16,354   $  20,889
                                            ========   ========      ========   =========

NOTE 3 -- 12 1/2% SENIOR NOTES

     As of June 30, 2001, the Company's outstanding balance under its 12 1/2% Senior Notes was $75,172,000. On May 1, 2001, the Company completed a consent solicitation with respect to the 12 1/2% Senior Notes and received consents from holders of $39,279,000 of the then outstanding notes to extend the maturity date from July 1, 2001 to July 1, 2003 and to make certain amendments to the note covenants. Although the Company initially intended to accept consents from no more than 50% of holders, the Company elected to accept additional consents, as contemplated by the consent solicitation documents. The consenting holders received a consent fee of 4% of the principal balance. Subsequently, during May and June 2001, the Company had also repurchased $31,444,000 of the Senior Notes from non-consenting holders.

     In June 2001, General William Lyon, Chairman and Chief Executive Officer of the Company, and a trust for which his son William Harwell Lyon is a beneficiary, purchased at par $30,000,000 of the 12 1/2% Senior Notes. William Harwell Lyon is also an employee and a Director of the Company. Effective in July 2001, William H. McFarland, another member of the Company's Board of Directors, purchased at par $1,000,000 of the 12 1/2% Senior Notes. In parity with holders consenting during the consent solicitation, these Directors received a consent fee of 4% of the principal balance and consented to the amendments effected by the Company's consent solicitation statement dated February 28, 2001.

     The Company has repaid all of the remaining 12 1/2% Senior Notes which matured on July 1, 2001 amounting to $5,893,000. After the transactions described above, $70,279,000 of the 12 1/2% Senior Notes are outstanding with a maturity date of July 1, 2003.

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

                               WILLIAM LYON HOMES

                                  (UNAUDITED)

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

                          CONSOLIDATING BALANCE SHEET

                                 JUNE 30, 2001
                                 (IN THOUSANDS)

                                                  UNCONSOLIDATED
                                      ---------------------------------------
                                      DELAWARE   WILLIAM LYON   NON-GUARANTOR   ELIMINATING   CONSOLIDATED
                                        LYON     HOMES, INC.    SUBSIDIARIES      ENTRIES       COMPANY
                                      --------   ------------   -------------   -----------   ------------
ASSETS
Cash and cash equivalents...........  $     --     $ 28,154        $ 1,998       $      --      $ 30,152
Receivables.........................        --        5,528          6,832              --        12,360
Real estate inventories.............        --      271,359            102              --       271,461
Investments in and advances to
  unconsolidated joint ventures.....        --       20,733         29,739              --        50,472
Property and equipment, net.........        --        2,329            220              --         2,549
Deferred loan costs.................     2,652          646             --              --         3,298
Goodwill............................        --        6,517             --              --         6,517
Other assets........................        --       13,449            100              --        13,549
Investments in subsidiaries.........   114,661       30,985             --        (145,646)           --
Intercompany receivables............    84,201        7,972             --         (92,173)           --
                                      --------     --------        -------       ---------      --------
                                      $201,514     $387,672        $38,991       $(237,819)     $390,358
                                      ========     ========        =======       =========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable....................  $     --     $ 26,173        $   375       $      --      $ 26,548
Accrued expenses....................        --       26,008            965              --        26,973
Notes payable.......................        --      140,122          3,173              --       143,295
12 1/2% Senior Notes................    75,172           --             --              --        75,172
Intercompany payables...............     7,972       84,201             --         (92,173)           --
                                      --------     --------        -------       ---------      --------
          Total liabilities.........    83,144      276,504          4,513         (92,173)      271,988
Stockholders' equity................   118,370      111,168         34,478        (145,646)      118,370
                                      --------     --------        -------       ---------      --------
                                      $201,514     $387,672        $38,991       $(237,819)     $390,358
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
                                       ========     ========        =======       =========      ========

                               WILLIAM LYON HOMES

                                  (UNAUDITED)

                       CONSOLIDATING STATEMENT OF INCOME

                        THREE MONTHS ENDED JUNE 30, 2001
                                 (IN THOUSANDS)

                                                    UNCONSOLIDATED
                                        ---------------------------------------
                                        DELAWARE   WILLIAM LYON   NON-GUARANTOR   ELIMINATING   CONSOLIDATED
                                          LYON     HOMES, INC.    SUBSIDIARIES      ENTRIES       COMPANY
                                        --------   ------------   -------------   -----------   ------------
Operating revenue
  Sales...............................   $   --      $ 94,490       $ 10,732       $     --      $ 105,222
  Management fee income...............       --           868            560             --          1,428
                                         ------      --------       --------       --------      ---------
                                             --        95,358         11,292             --        106,650
                                         ------      --------       --------       --------      ---------

Operating costs
  Cost of sales.......................       --       (78,131)        (9,702)            --        (87,833)
  Sales and marketing.................       --        (4,108)          (569)            --         (4,677)
  General and administrative..........       --        (8,047)           (72)            --         (8,119)
  Amortization of goodwill............       --          (310)            --             --           (310)
                                         ------      --------       --------       --------      ---------
                                             --       (90,596)       (10,343)            --       (100,939)
                                         ------      --------       --------       --------      ---------
Equity in income of unconsolidated
  joint ventures......................       --         1,434          2,059             --          3,493
                                         ------      --------       --------       --------      ---------
Income from subsidiaries..............    9,618         3,392             --        (13,010)            --
                                         ------      --------       --------       --------      ---------
Operating income......................    9,618         9,588          3,008        (13,010)         9,204
Interest expense, net of amounts
  capitalized.........................       --            --             --             --             --
Other income (expense), net...........       --           474          1,077             --          1,551
                                         ------      --------       --------       --------      ---------
Income before income taxes............    9,618        10,062          4,085        (13,010)        10,755
Provision for income taxes............       --        (1,137)            --             --         (1,137)
                                         ------      --------       --------       --------      ---------
Net income............................   $9,618      $  8,925       $  4,085       $(13,010)     $   9,618
                                         ======      ========       ========       ========      =========

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
                                        =======      ========       ========       ========       ========

                               WILLIAM LYON HOMES

                                  (UNAUDITED)

                       CONSOLIDATING STATEMENT OF INCOME

                         SIX MONTHS ENDED JUNE 30, 2001
                                 (IN THOUSANDS)

                                                    UNCONSOLIDATED
                                        ---------------------------------------
                                        DELAWARE   WILLIAM LYON   NON-GUARANTOR   ELIMINATING   CONSOLIDATED
                                          LYON     HOMES, INC.    SUBSIDIARIES      ENTRIES       COMPANY
                                        --------   ------------   -------------   -----------   ------------
Operating revenue
  Sales...............................  $    --     $ 159,016       $ 18,661       $     --      $ 177,677
  Management fee income...............       --         1,556          1,542             --          3,098
                                        -------     ---------       --------       --------      ---------
                                             --       160,572         20,203             --        180,775
                                        -------     ---------       --------       --------      ---------

Operating costs
  Cost of sales.......................       --      (129,834)       (16,922)            --       (146,756)
  Sales and marketing.................       --        (7,369)          (989)            --         (8,358)
  General and administrative..........       --       (16,763)          (139)            --        (16,902)
  Amortization of goodwill............       --          (621)            --             --           (621)
                                        -------     ---------       --------       --------      ---------
                                             --      (154,587)       (18,050)            --       (172,637)
                                        -------     ---------       --------       --------      ---------
Equity in income of unconsolidated
  joint ventures......................       --         1,941          5,357             --          7,298
                                        -------     ---------       --------       --------      ---------
Income from subsidiaries..............   15,699         8,202             --        (23,901)            --
                                        -------     ---------       --------       --------      ---------
Operating income......................   15,699        16,128          7,510        (23,901)        15,436
Interest expense, net of amounts
  capitalized.........................       --          (227)            --             --           (227)
Other income (expense), net...........       --           893          1,446             --          2,339
                                        -------     ---------       --------       --------      ---------
Income before income taxes............   15,699        16,794          8,956        (23,901)        17,548
Provision for income taxes............       --        (1,849)            --             --         (1,849)
                                        -------     ---------       --------       --------      ---------
Net income............................  $15,699     $  14,945       $  8,956       $(23,901)     $  15,699
                                        =======     =========       ========       ========      =========

                               WILLIAM LYON HOMES

                                  (UNAUDITED)

                       CONSOLIDATING STATEMENT OF INCOME

                         SIX MONTHS ENDED JUNE 30, 2000
                                 (IN THOUSANDS)

                                                    UNCONSOLIDATED
                                        ---------------------------------------
                                        DELAWARE   WILLIAM LYON   NON-GUARANTOR   ELIMINATING   CONSOLIDATED
                                          LYON     HOMES, INC.    SUBSIDIARIES      ENTRIES       COMPANY
                                        --------   ------------   -------------   -----------   ------------
Operating revenue
  Sales...............................  $    --     $ 146,103       $ 13,615       $     --      $ 159,718
  Management fee income...............       --           677          3,294             --          3,971
                                        -------     ---------       --------       --------      ---------
                                             --       146,780         16,909             --        163,689
                                        -------     ---------       --------       --------      ---------

Operating costs
  Cost of sales.......................       --      (118,272)       (11,532)            --       (129,804)
  Sales and marketing.................       --        (6,210)          (772)            --         (6,982)
  General and administrative..........       --       (16,268)          (117)            --        (16,385)
  Amortization of goodwill............       --          (624)            --             --           (624)
                                        -------     ---------       --------       --------      ---------
                                             --      (141,374)       (12,421)            --       (153,795)
                                        -------     ---------       --------       --------      ---------
Equity in income of unconsolidated
  joint ventures......................       --           793          9,693             --         10,486
                                        -------     ---------       --------       --------      ---------
Income from subsidiaries..............   14,810        14,189             --        (28,999)            --
                                        -------     ---------       --------       --------      ---------
Operating income......................   14,810        20,388         14,181        (28,999)        20,380
Interest expense, net of amounts
  capitalized.........................       --        (3,233)          (244)            --         (3,477)
Other income (expense), net...........       --         2,442            129             --          2,571
                                        -------     ---------       --------       --------      ---------
Income before income taxes and
  extraordinary item..................   14,810        19,597         14,066        (28,999)        19,474
Provision for income taxes
  Income taxes -- benefit credited to
     paid-in capital..................       --        (3,722)            --             --         (3,722)
  Income taxes -- alternate minimum
     tax..............................       --          (942)            --             --           (942)
                                        -------     ---------       --------       --------      ---------
Income before extraordinary item......   14,810        14,933         14,066        (28,999)        14,810
Extraordinary item -- gain from
  retirement of debt, net of
  applicable income taxes.............      496            --             --             --            496
                                        -------     ---------       --------       --------      ---------
Net income............................  $15,306     $  14,933       $ 14,066       $(28,999)     $  15,306
                                        =======     =========       ========       ========      =========

                               WILLIAM LYON HOMES

                                  (UNAUDITED)

                     CONSOLIDATING STATEMENT OF CASH FLOWS

                         SIX MONTHS ENDED JUNE 30, 2001
                                 (IN THOUSANDS)

                                                        UNCONSOLIDATED
                                            ---------------------------------------
                                            DELAWARE   WILLIAM LYON   NON-GUARANTOR   ELIMINATING   CONSOLIDATED
                                              LYON     HOMES, INC.    SUBSIDIARIES      ENTRIES       COMPANY
                                            --------   ------------   -------------   -----------   ------------
Operating activities:
  Net income..............................  $ 15,699    $  14,945       $  8,956       $(23,901)     $  15,699
  Adjustments to reconcile net income to
     net cash (used in) provided by
     operating activities:
     Depreciation and amortization........        --        1,224             59             --          1,283
     Equity in income of unconsolidated
       joint ventures.....................        --       (1,941)        (5,357)            --         (7,298)
     Equity in earnings of subsidiaries...   (15,699)      (8,202)            --         23,901             --
     Provision for income taxes...........        --        1,849             --             --          1,849
     Net changes in operating assets and
       liabilities:
       Receivables........................        --        2,013          3,439             --          5,452
       Intercompany
          receivables/payables............     2,471       (2,471)            --             --             --
       Real estate inventories............        --      (58,538)           395             --        (58,143)
       Deferred loan costs................    (2,471)         (73)            --             --         (2,544)
       Other assets.......................        --        8,395             (7)            --          8,388
       Accounts payable...................        --          658            128             --            786
       Accrued expenses...................        --       (9,144)          (828)            --         (9,972)
                                            --------    ---------       --------       --------      ---------
  Net cash (used in) provided by operating
     activities...........................        --      (51,285)         6,785             --        (44,500)
                                            --------    ---------       --------       --------      ---------
Investing activities:
  Net change in investment in
     unconsolidated joint ventures........        --         (684)         5,313             --          4,629
  Issuance of receivable payments on
     notes................................        --           --          3,989             --          3,989
  Purchases of property and equipment.....        --         (368)           (25)            --           (393)
  Investment in subsidiaries..............        --       11,879             --        (11,879)            --
  Advances from affiliates................     1,870           --             --         (1,870)            --
                                            --------    ---------       --------       --------      ---------
  Net cash provided by investing
     activities...........................     1,870       10,827          9,277        (13,749)         8,225
                                            --------    ---------       --------       --------      ---------
Financing activities:
  Proceeds from borrowings on notes
     payable..............................        --      236,836         87,857             --        324,693
  Principal payments on notes payable.....        --     (179,260)       (91,847)            --       (271,107)
  Repurchase of 12 1/2% Senior Notes......   (45,744)          --             --             --        (45,744)
  Reissuance of 12 1/2% Senior Notes......    43,715           --             --             --         43,715
  Distributions to/contributions from
     shareholders.........................        --          564        (12,039)        11,475             --
  Common stock issued for exercised
     options..............................       159           --             --             --            159
  Advances to affiliates..................        --       (2,274)            --          2,274             --
                                            --------    ---------       --------       --------      ---------
  Net cash (used in) provided by financing
     activities...........................    (1,870)      55,866        (16,029)        13,749         51,716
                                            --------    ---------       --------       --------      ---------
Net increase in cash and cash
  equivalents.............................        --       15,408             33             --         15,441
Cash and cash equivalents at beginning of
  period..................................        --       12,746          1,965             --         14,711
                                            --------    ---------       --------       --------      ---------
Cash and cash equivalents at end of
  period..................................  $     --    $  28,154       $  1,998       $     --      $  30,152
                                            ========    =========       ========       ========      =========

                               WILLIAM LYON HOMES

                                  (UNAUDITED)

                     CONSOLIDATING STATEMENT OF CASH FLOWS

                         SIX MONTHS ENDED JUNE 30, 2000
                                 (IN THOUSANDS)

                                                        UNCONSOLIDATED
                                            ---------------------------------------
                                            DELAWARE   WILLIAM LYON   NON-GUARANTOR   ELIMINATING   CONSOLIDATED
                                              LYON     HOMES, INC.    SUBSIDIARIES      ENTRIES       COMPANY
                                            --------   ------------   -------------   -----------   ------------
Cash flows from operating activities:
  Net income..............................  $ 15,306     $ 14,933       $ 14,066       $(28,999)     $  15,306
  Adjustments to reconcile net income to
     net cash (used in) provided by
     operating activities:
     Depreciation and amortization........        --        1,463             47             --          1,510
     Equity in income of unconsolidated
       joint ventures.....................        --         (793)        (9,693)            --        (10,486)
     Equity in earnings of subsidiaries...   (14,810)     (14,189)            --         28,999             --
     Extraordinary gain on repurchase of
       senior notes.......................      (522)          --             --             --           (522)
     Provision for income taxes...........        --        4,690             --             --          4,690
     Net changes in operating assets and
       liabilities:
       Other receivables..................        --         (953)         1,017             --             64
       Intercompany
          receivables/payables............      (183)         183             --             --             --
       Real estate inventories............        --       (3,015)         3,021             --              6
       Deferred loan costs................       209           84             --             --            293
       Other assets.......................        --       (5,692)           (74)            --         (5,766)
       Accounts payable...................        --        2,361             59             --          2,420
       Accrued expenses...................        --       (4,625)           (61)            --         (4,686)
                                            --------     --------       --------       --------      ---------
  Net cash (used in) provided by operating
     activities...........................        --       (5,553)         8,382             --          2,829
                                            --------     --------       --------       --------      ---------
Cash flows from investing activities:
  Investment in unconsolidated joint
     ventures.............................        --       (5,931)         4,231             --         (1,700)
  Issuance of/payments on notes
     receivable...........................        --         (651)            --             --           (651)
  Purchases of property and equipment.....        --         (773)          (281)            --         (1,054)
  Investment in subsidiaries..............        --       13,288             --        (13,288)            --
  Advances from affiliates................    20,883           --             --        (20,883)            --
                                            --------     --------       --------       --------      ---------
  Net cash provided by (used in) investing
     activities...........................    20,883        5,933          3,950        (34,171)        (3,405)
                                            --------     --------       --------       --------      ---------
Cash flows from financing activities:
  Proceeds from borrowings on notes
     payable..............................        --       97,488         32,977             --        130,465
  Principal payments on notes payable.....        --      (71,509)       (32,236)            --       (103,745)
  Purchase of 12 1/2% Senior Notes........   (21,125)          --             --             --        (21,125)
  Distributions to/contributions from
     shareholders.........................        --       (1,275)       (11,771)        13,046             --
  Common stock issued for exercised
     options..............................       242           --             --             --            242
  Advances to affiliates..................        --      (21,125)            --         21,125             --
                                            --------     --------       --------       --------      ---------
  Net cash provided by financing
     activities...........................   (20,883)       3,579        (11,030)        34,171          5,837
                                            --------     --------       --------       --------      ---------
Net increase in cash and cash
  equivalents.............................        --        3,959          1,302             --          5,261
Cash and cash equivalents at beginning of
  period..................................        --        1,344            810             --          2,154
                                            --------     --------       --------       --------      ---------
Cash and cash equivalents at end of
  period..................................  $     --     $  5,303       $  2,112       $     --      $   7,415
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

NOTE 5 -- RELATED PARTY TRANSACTIONS

     The Company and certain members of the Company's Board of Directors entered into certain transactions with respect to the Company's 12 1/2% Senior Notes as described in Note 3 of Notes to Consolidated Financial Statements.

     The Company purchased real estate projects for a total purchase price of $869,000 during the six months ended June 30, 2000 from entities controlled by William Lyon, Chairman of the Board of Directors and Chief Executive Officer of the Company and William H. Lyon, the son of William Lyon and a director and employee of the Company.

     On October 26, 2000, the Company's Board of Directors (with Messrs. William Lyon and William H. Lyon abstaining) approved the purchase of 579 lots for a total purchase price of $12,581,000 from an entity controlled by William Lyon and William H. Lyon. The terms of the purchase agreement provided for an initial option payment of $1,000,000 and a rolling option takedown of the lots. Phase takedowns of approximately 20 lots each are anticipated to occur at two to three month intervals for each of several product types through September 2004. In addition, one-half of the net profits in excess of six percent from the development are to be paid to the seller. During the three and six months ended June 30, 2001, the Company purchased 64 and 104 lots, respectively, under this agreement for a total purchase price of $1,374,000 and $1,975,000, respectively. This land acquisition qualifies as an affiliate transaction under the Company's $200,000,000 12 1/2% Senior Notes due July 1, 2001 Indenture dated as of June 29, 1994 ("Indenture"). Pursuant to the terms of the Indenture, the Company has determined that the land acquisition is on terms that are no less favorable to the Company than those that would have been obtained in a comparable transaction by the Company with an unrelated person. The Company has delivered to the Trustee under the Indenture a resolution of the Board of Directors of the Company set forth in an Officers' Certificate certifying that the land acquisition is on terms that are no less favorable to the Company than those that would have been obtained in a comparable transaction by the Company with an unrelated person and the land acquisition has been approved by a majority of the disinterested members of the Board of Directors of the Company. Further, the Company has delivered to the Trustee under the Indenture a determination of value by a real estate appraisal firm which is of regional standing in the region in which the subject property is located and is MAI certified.

     For the three and six months ended June 30, 2001, the Company incurred on-site labor costs of $47,000 and $93,000, respectively for providing customer service to real estate projects developed by entities controlled by William Lyon and William H. Lyon, of which $34,000 was due to the Company at June 30, 2001.

     For the three and six months ended June 30, 2000, the Company earned management fees of $172,000 and $280,000, respectively, and on-site labor cost reimbursements of $80,000 and $276,000, respectively, for managing and selling real estate owned by entities controlled by William Lyon and William H. Lyon.

     For the three and six months ended June 30, 2001, the Company incurred charges of $183,000 and $365,000, respectively, related to rent on its corporate office, from a trust of which William H. Lyon is the sole beneficiary.

                               WILLIAM LYON HOMES

                                  (UNAUDITED)

     For the three and six months ended June 30, 2000, the Company incurred charges of $182,000 and $352,000, respectively, related to rent on its corporate office, from a trust of which William H. Lyon is the sole beneficiary.

     During the six months ended June 30, 2001, the Company incurred charges of $62,000 related to the charter and use of aircraft owned by an affiliate of William Lyon.

NOTE 6 -- STOCK OPTIONS

     During the quarter ended June 30, 2001, certain officers and directors exercised options to purchase 18,337 shares of the Company's common stock at a price of $8.6875 per share in accordance with the William Lyon Homes 2000 Stock Incentive Plan.

     Effective on February 21, 2001 and May 14, 2001, the Company issued options under the William Lyon Homes 2000 Stock Incentive Plan to purchase 12,500 and 20,000 shares of common stock, at $9.10 and $13.00 per share, respectively. The options vest as follows: one-third per year at the end of each of the first three years. All unexercised options expire at the end of the tenth year.

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

RESULTS OF OPERATIONS

  OVERVIEW AND RECENT RESULTS

     Selected financial and operating information for the Company and its unconsolidated joint ventures as of and for the periods presented is as follows:

                                                          THREE MONTHS ENDED JUNE 30,
                             -------------------------------------------------------------------------------------
                                               2001                                        2000
                             -----------------------------------------   -----------------------------------------
                                            UNCONSOLIDATED                              UNCONSOLIDATED
                               COMPANY          JOINT        COMBINED      COMPANY          JOINT        COMBINED
                             WHOLLY-OWNED      VENTURES        TOTAL     WHOLLY-OWNED      VENTURES        TOTAL
                             ------------   --------------   ---------   ------------   --------------   ---------
Selected Financial
  Information (dollars in
  thousands)
  Units closed.............         465             136            601          387             200            587
                               ========        ========      =========     ========        ========      =========
  Home sales revenue.......    $105,222        $ 58,365      $ 163,587     $ 94,142        $ 79,313      $ 173,455
  Cost of sales............     (87,543)        (47,702)      (135,245)     (76,410)        (65,974)      (142,384)
                               --------        --------      ---------     --------        --------      ---------
         Gross margin......    $ 17,679        $ 10,663      $  28,342     $ 17,732        $ 13,339      $  31,071
                               ========        ========      =========     ========        ========      =========
         Gross margin
           percentage......        16.8%           18.3%          17.3%        18.8%           16.8%          17.9%
                               ========        ========      =========     ========        ========      =========
Number of homes closed
  California...............         256             136            392          273             200            473
  Arizona..................          74               0             74           30               0             30
  Nevada...................         135               0            135           67               0             67
  New Mexico(1)............          --              --             --           17               0             17
                               --------        --------      ---------     --------        --------      ---------
         Total.............         465             136            601          387             200            587
                               ========        ========      =========     ========        ========      =========
Average sales price
  California...............    $257,800        $429,200      $ 317,200     $275,000        $396,600      $ 326,400
  Arizona..................     145,000               0        145,000      148,900               0        148,900
  Nevada...................     211,100               0        211,100      182,700               0        182,700
  New Mexico(1)............          --              --             --      139,500               0        139,500
                               --------        --------      ---------     --------        --------      ---------
         Total.............    $226,300        $429,200      $ 272,200     $243,300        $396,600      $ 295,500
                               ========        ========      =========     ========        ========      =========
Number of net new home
  orders
  California...............         305             193            498          238             221            459
  Arizona..................         101               0            101           95               0             95
  Nevada...................         168               0            168           31               0             31
  New Mexico(1)............          --              --             --            3               0              3
                               --------        --------      ---------     --------        --------      ---------
         Total.............         574             193            767          367             221            588
                               ========        ========      =========     ========        ========      =========
Average number of sales
  locations during quarter
  California...............          15              12             27           21              15             36
  Arizona..................           5               0              5            5               0              5
  Nevada...................           7               0              7            5               0              5
  New Mexico(1)............          --              --             --            2               0              2
                               --------        --------      ---------     --------        --------      ---------
         Total.............          27              12             39           33              15             48
                               ========        ========      =========     ========        ========      =========

                                                                AS OF JUNE 30,
                             -------------------------------------------------------------------------------------
                                               2001                                        2000
                             -----------------------------------------   -----------------------------------------
                                            UNCONSOLIDATED                              UNCONSOLIDATED
                               COMPANY          JOINT        COMBINED      COMPANY          JOINT        COMBINED
                             WHOLLY-OWNED      VENTURES        TOTAL     WHOLLY-OWNED      VENTURES        TOTAL
                             ------------   --------------   ---------   ------------   --------------   ---------
Backlog of homes sold but
  not closed at end of
  period
  California...............         414             314            728          402             296            698
  Arizona..................         140               0            140          114               0            114
  Nevada...................         206               0            206           58               0             58
  New Mexico(1)............          --              --             --            1               0              1
                               --------        --------      ---------     --------        --------      ---------
         Total.............         760             314          1,074          575             296            871
                               ========        ========      =========     ========        ========      =========
Dollar amount of homes sold
  but not closed at end of
  period (dollars in
  thousands)
  California...............    $119,542        $147,676      $ 267,218     $103,548        $141,066      $ 244,614
  Arizona..................      20,408               0         20,408       16,164               0         16,164
  Nevada...................      42,510               0         42,510       12,729               0         12,729
  New Mexico(1)............          --              --             --          136               0            136
                               --------        --------      ---------     --------        --------      ---------
         Total.............    $182,460        $147,676      $ 330,136     $132,577        $141,066      $ 273,643
                               ========        ========      =========     ========        ========      =========

                                    AS OF JUNE 30,
                             -----------------------------
                                 2001            2000
                             ------------   --------------
Lots owned and controlled
  California...............       5,243           5,845
  Arizona..................       1,305             966
  Nevada...................         850             667
  New Mexico(1)............          --               9
                               --------        --------
         Total.............       7,398           7,487
                               ========        ========

                                                           SIX MONTHS ENDED JUNE 30,
                             -------------------------------------------------------------------------------------
                                               2001                                        2000
                             -----------------------------------------   -----------------------------------------
                                            UNCONSOLIDATED                              UNCONSOLIDATED
                               COMPANY          JOINT        COMBINED      COMPANY          JOINT        COMBINED
                             WHOLLY-OWNED      VENTURES        TOTAL     WHOLLY-OWNED      VENTURES        TOTAL
                             ------------   --------------   ---------   ------------   --------------   ---------
Selected Financial
  Information (dollars in
  thousands)
  Units closed.............         751             250          1,001          706             400          1,106
                              =========        ========      =========    =========       =========      =========
  Home sales revenue.......   $ 170,623        $109,534      $ 280,157    $ 158,751       $ 148,385      $ 307,136
  Cost of sales............    (142,564)        (89,397)      (231,961)    (128,921)       (122,557)      (251,478)
                              ---------        --------      ---------    ---------       ---------      ---------
         Gross margin......   $  28,059        $ 20,137      $  48,196    $  29,830       $  25,828      $  55,658
                              =========        ========      =========    =========       =========      =========
         Gross margin
           percentage......        16.4%           18.4%          17.2%        18.8%           17.4%          18.1%
                              =========        ========      =========    =========       =========      =========
Number of homes closed
  California...............         409             250            659          446             400            846
  Arizona..................         125               0            125           44               0             44
  Nevada...................         217               0            217          181               0            181
  New Mexico(1)............          --              --             --           35               0             35
                              ---------        --------      ---------    ---------       ---------      ---------
         Total.............         751             250          1,001          706             400          1,106
                              =========        ========      =========    =========       =========      =========
Average sales price
  California...............   $ 260,400        $438,100      $ 327,800    $ 262,000       $ 371,000      $ 313,500
  Arizona..................     145,000               0        145,000      143,600               0        143,600
  Nevada...................     212,000               0        212,000      171,300               0        171,300
  New Mexico(1)............          --              --             --      131,000               0        131,000
                              ---------        --------      ---------    ---------       ---------      ---------
         Total.............   $ 227,200        $438,100      $ 279,900    $ 224,900       $ 371,000      $ 277,700
                              =========        ========      =========    =========       =========      =========
Number of net new home
  orders
  California...............         617             380            997          562             509          1,071
  Arizona..................         185               0            185          141               0            141
  Nevada...................         326               0            326          114               0            114
  New Mexico(1)............          --              --             --           21               0             21
                              ---------        --------      ---------    ---------       ---------      ---------
         Total.............       1,128             380          1,508          838             509          1,347
                              =========        ========      =========    =========       =========      =========
Average number of sales
  locations during period
  California...............          15              11             26           19              14             33
  Arizona..................           5               0              5            5               0              5
  Nevada...................           7               0              7            5               0              5
  New Mexico(1)............          --              --             --            2               0              2
                              ---------        --------      ---------    ---------       ---------      ---------
         Total.............          27              11             38           31              14             45
                              =========        ========      =========    =========       =========      =========

---------------
(1) The Company ceased its operations in New Mexico in mid-2000.

     Homes in backlog are generally closed within three to six months. The dollar amount of backlog of homes sold but not closed as of June 30, 2001 was $330.1 million, as compared to $273.6 million as of June 30, 2000 and $260.1 million as of March 31, 2001. The cancellation rate of buyers who contracted to buy a home but did not close escrow at the Company's projects was approximately 20% during 2000 and 19% during the first six months of 2001.

     The number of homes sold for the quarter ended June 30, 2001 increased 30% to 767 units from 588 for the second quarter of 2000. For the second quarter of 2001, the number of homes sold increased 4 percent to 767 from 741 units in the first quarter of 2001. The number of homes closed in the second quarter of 2001 increased 2 percent to 601 from 587 in the second quarter of 2000. The backlog of homes sold as of June 30, 2001 was 1,074, up 23 percent from 871 units a year earlier, and up 18 percent from 908 units at March 31, 2001.

     In general, housing demand is adversely affected by increases in interest rates and housing prices. Interest rates, the length of time that assets remain in inventory, and the proportion of inventory that is financed affect the Company's interest cost. If the Company is unable to raise sales prices sufficiently to compensate for higher costs or if mortgage interest rates increase significantly, affecting prospective buyers' ability to adequately finance home purchases, the Company's sales, gross margins and operating results may be adversely impacted.

  COMPARISON OF THREE MONTHS ENDED JUNE 30, 2001 TO THREE MONTHS ENDED JUNE 30, 2000

     Operating revenue for the three months ended June 30, 2001 was $106.7 million, an increase of $10.0 million (10.3%) from operating revenue of $96.7 million for the three months ended June 30, 2000. Revenue from sales of homes increased $11.1 million (11.8%) to $105.2 million in the 2001 period from $94.1 million in the 2000 period. This increase was primarily due to an increase in the number of wholly-owned units closed to 465 in the 2001 period from 387 in the 2000 period, offset by decrease in the average sales prices of wholly-owned units due to product mix to $226,300 in the 2001 period from $243,300 in the 2000 period. Management fee income decreased by $0.9 million to $1.4 million in the 2001 period from $2.3 million in the 2000 period primarily due to a decrease in the number of unconsolidated joint venture units closed to 136 in the 2001 period from 200 in the 2000 period.

     Total operating income decreased from $12.8 million in the 2000 period to $9.2 million in the 2001 period. The excess of revenue from sales of homes over the related cost of sales was unchanged at $17.7 million in both periods, despite a decline in gross margins of 2.0 percent to 16.8 percent in the 2001 period from 18.8 percent in the 2000 period. This was primarily due to an increase in the number of wholly-owned units closed to 465 units in the 2001 period from 387 units in the 2000 period, offset by a decrease in the average sales prices of wholly-owned units due to product mix to $226,300 in the 2001 period from $243,600 in the 2000 period. The Company's revenues and total operating income are affected by the proportion of units sold by the Company and those sold by unconsolidated joint ventures. While the average sales price of homes sold by joint ventures has been higher than the average sales price of wholly-owned units, the Company generally receives, after priority returns and capital distributions, approximately 50% of the profits and losses and cash flows from joint ventures. Sales and marketing expenses increased by $1.3 million to $4.7 million in the 2001 period from $3.4 million in the 2000 period primarily due to the increased sales volume. General and administrative expenses decreased by $0.8 million to $8.1 million in the 2001 period from $8.9 million in the 2000 period, primarily as a result of a reduction in outside consultants' expenses and legal expense. Equity in income of unconsolidated joint ventures amounting to $3.5 million was recognized in the 2001 period, down from $5.4 million in the comparable period for 2000 primarily as a result of a decrease in the number of units closed to 136 in the 2001 period from 200 in the 2000 period.

     Total interest incurred decreased $0.5 million (7.9%) from $6.3 million in the 2000 period to $5.8 million in the 2001 period primarily as a result of (1) the replacement of the Company's prior $100.0 million working capital facility with revolving credit facilities (see description below) with lower effective borrowing costs, (2) reduction of the outstanding principal balance of 12 1/2% Senior Notes through the secured working capital facilities with lower effective borrowing costs and (3) decreases in interest rates. All interest incurred was capitalized in the 2001 period while $1.9 million of interest incurred was expensed in the 2000 period as a result of a decrease in total interest incurred and an increase in interest capitalized to real estate inventories.

     Other income (expense), net increased to $1.6 million in the 2001 period from $0.6 million in the 2000 period primarily as a result of increased income from the Company's design center and mortgage company operations.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2001 TO SIX MONTHS ENDED JUNE 30, 2000

     Operating revenue for the six months ended June 30, 2001 was $180.8 million, an increase of $17.1 million (10.4%) from operating revenue of $163.7 million for the six months ended June 30, 2000. Revenue from sales of homes increased $11.8 million (7.4%) to $170.6 million in the 2001 period from $158.8 million in the 2000 period. This increase was primarily due to an increase in the number of wholly-owned units closed to 751 in the 2001 period from 706 in the 2000 period, and an increase in the average sales prices of wholly-owned units to $227,200 in the 2001 period from $224,900 in the 2000 period. Revenue from sales of lots, land and other increased $6.1 million to $7.1 million in the 2001 period from $1.0 million in the 2000 period as a result of the sale of two commercial sites in Southern California and Arizona in the 2001 period. Management fee income decreased by $0.9 million to $3.1 million in the 2001 period from $4.0 million in the 2000 period primarily due to a decrease in the number of unconsolidated joint venture units closed to 250 in the 2001 period from 400 in the 2000 period.

     Total operating income decreased from $20.4 million in the 2000 period to $15.4 million in the 2001 period. The excess of revenue from sales of homes over the related cost of sales decreased by $1.7 million to $28.1 million in the 2001 period from $29.8 million in the 2000 period, resulting in a decline in gross margins of 2.4 percent to 16.4 percent in the 2001 period from 18.8 percent in the 2000 period. This decrease was primarily due to a change in the mix of product, an increase in the number of wholly-owned units closed to 751 units in the 2001 period from 706 units in the 2000 period, offset by an increase in the average sales prices of wholly-owned units to $227,200 in the 2001 period from $224,900 in the 2000 period. The Company's revenues and total operating income are affected by the proportion of units sold by the Company and those sold by unconsolidated joint ventures. While the average sales price of homes sold by joint ventures has been higher than the average sales price of wholly-owned units, the Company generally receives, after priority returns and capital distributions, approximately 50% of the profits and losses and cash flows from joint ventures. Sales and marketing expenses increased by $1.4 million to $8.4 million in the 2001 period from $7.0 million in the 2000 period primarily due to the increased sales volume. General and administrative expenses increased by $0.5 million to $16.9 million in the 2001 period from $16.4 million in the 2000 period, primarily as a result of increases in salaries and benefits related to the Company's increased operations, offset by a reduction in outside consultants' expense and legal expense. Equity in income of unconsolidated joint ventures amounting to $7.3 million was recognized in the 2001 period, down from $10.5 million in the comparable period for 2000 primarily as a result of a decrease in the number of units closed to 250 in the 2001 period from 400 in the 2000 period.

     Total interest incurred decreased $1.2 million (9.7%) from $12.4 million in the 2000 period to $11.2 million in the 2001 period primarily as a result of (1) the replacement of the Company's prior $100.0 million working capital facility with revolving credit facilities (see description below) with lower effective borrowing costs, (2) reduction of the outstanding principal balance of 12 1/2% Senior Notes through the secured working capital facilities with lower effective borrowing costs and (3) decreases in interest rates. Net interest expense decreased to $0.2 million in the 2001 period from $3.5 million in the 2000 period as a result of a decrease in total interest incurred and an increase in interest capitalized to real estate inventories.

     Other income (expense), net decreased to $2.3 million in the 2001 period from $2.6 million in the 2000 period primarily as a result of a gain from the sale of an office building in the 2000 period, offset by increased income from the Company's design center and mortgage company operations.

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

  SENIOR NOTES

     As of June 30, 2001, the Company's outstanding balance under its 12 1/2% Senior Notes was $75,172,000. On May 1, 2001, the Company completed a consent solicitation with respect to the 12 1/2% Senior Notes and received consents from holders of $39,279,000 of the then outstanding notes to extend the maturity date from July 1, 2001 to July 1, 2003 and to make certain amendments to the note covenants. Although the Company initially intended to accept consents from no more than 50% of holders, the Company elected to accept additional consents, as contemplated by the consent solicitation documents. The consenting holders received a consent fee of 4% of the principal balance. Subsequently, during May and June 2001, the Company had also repurchased $31,444,000 of the Senior Notes from non-consenting holders.

     In June 2001, General William Lyon, Chairman and Chief Executive Officer of the Company, and a trust for which his son William Harwell Lyon is a beneficiary, purchased at par $30,000,000 of the 12 1/2% Senior Notes. William Harwell Lyon is also an employee and a Director of the Company. Effective in July 2001, William H. McFarland, another member of the Company's Board of Directors, purchased at par $1,000,000 of the 12 1/2% Senior Notes. In parity with holders consenting during the consent solicitation, these Directors received a consent fee of 4% of the principal balance and consented to the amendments effected by the Company's consent solicitation statement dated February 28, 2001.

     The Company has repaid all of the remaining 12 1/2% Senior Notes which matured on July 1, 2001 amounting to $5,893,000. After the transactions described above, $70,279,000 of the 12 1/2% Senior Notes are outstanding with a maturity date of July 1, 2003.

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

  REVOLVING CREDIT FACILITIES

     The Revolving Credit Facilities have an aggregate maximum loan commitment of $180.0 million and mature at various dates beginning in 2002 through September 2004. The collateral for the loans provided by the Revolving Credit Facilities includes substantially all real estate of the Company (excluding assets which are pledged as collateral for construction notes payable described below and excluding assets of partnerships and limited liability companies). Although the aggregate maximum loan commitment for these loans is $180.0 million, the credit facilities have limitations on the amounts which can be borrowed at any time based on assets which are included in the credit facilities and the specified borrowings permitted under borrowing base calculations. The undrawn availability at June 30, 2001 was $39.7 million and the principal outstanding under the Revolving Credit Facilities at June 30, 2001 was $120.4 million. Pursuant to the terms of the Revolving Credit Facilities, outstanding advances bear interest at various rates which approximate the prime rate. The Revolving Credit Facilities include financial covenants which may limit the amount which may be borrowed thereunder.

  UNSECURED REVOLVING LINE

     Effective March 8, 2001 the Company obtained an unsecured revolving line of credit with a commercial bank in the amount of $10.0 million. The Unsecured Revolving Line bears interest at prime plus 1% and matures on March 12, 2002. The Unsecured Revolving Line includes financial covenants which may limit the amount which may be borrowed thereunder. As of June 30, 2001 $8.3 million was outstanding under the Unsecured Revolving Line.

  CONSTRUCTION NOTES PAYABLE

     At June 30, 2001, the Company had construction notes payable amounting to $11.4 million related to various real estate projects. The notes are due as units close or at various dates on or before December 31, 2002 and bear interest at rates of prime plus 0.25% to prime plus 0.50%.

  SELLER FINANCING

     Another source of financing available to the Company is seller-provided financing for land acquired by the Company. At June 30, 2001, the Company had no notes payable outstanding related to land acquisitions for which seller financing was provided.

  REVOLVING MORTGAGE WAREHOUSE CREDIT FACILITY

     The Company has a $15.0 million revolving mortgage warehouse credit facility with a bank to fund its mortgage origination operations. Mortgage loans are generally held for a short period of time and are typically sold to investors within 7 to 15 days following funding. Borrowings are secured by the related mortgage loans held for sale. At June 30, 2001 the outstanding balance was $3.2 million. The facility, which has a current maturity date of May 31, 2002, also contains a financial covenant requiring the Company to maintain cash and/or marketable securities on the books of account of its subsidiary, Duxford Financial, Inc., a California corporation ("Duxford") in an amount equal to no less than $1.0 million and a financial covenant requiring the Company to maintain total assets net of total liabilities and net of amounts receivable from the Company and/or affiliates on the books of account of Duxford in an amount equal to no less than $1.0 million.

  JOINT VENTURE FINANCING

     As of June 30, 2001, the Company and certain of its subsidiaries are general partners or members in joint ventures involved in the development and sale of residential projects. Such joint ventures are 50% or less owned and, accordingly, the financial statements of such joint ventures are not consolidated with the Company's financial statements. The Company's investments in unconsolidated joint ventures are accounted for using the equity method. See
Note 2 of "Notes to Consolidated Financial Statements" for condensed combined financial information for these joint ventures. Based upon current estimates, substantially all future development and construction costs will be funded by the Company's venture partners or from the proceeds of construction financing obtained by the joint ventures.

     As of June 30, 2001, the Company's investment in and advances to such joint ventures was approximately $50.5 million and the Company's venture partners' investment in such joint ventures was approximately $140.9 million. In addition, certain joint ventures have obtained financing from land sellers or construction lenders which amounted to approximately $66.3 million at June 30, 2001.

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

  CASH FLOWS -- COMPARISON OF SIX MONTHS ENDED JUNE 30, 2001 TO SIX MONTHS ENDED JUNE 30, 2000

     Net cash used in operating activities was $44.5 million in the 2001 period and net cash provided by operating activities was $2.8 million in the 2000 period. The change was primarily as a result of an increase in real estate inventories in the 2001 period.

     Net cash provided by investing activities was $8.2 million in the 2001 period and net cash used in investing activities was $3.4 million in the 2000 period. The change was primarily as a result of increased net cash received from unconsolidated joint ventures in the 2001 period.

     Net cash provided by financing activities increased from $5.8 million in the 2000 period to $51.7 million in the 2001 period primarily as a result of increased net borrowings on notes payable.

DESCRIPTION OF PROJECTS

     The Company's homebuilding projects usually take two to five years to develop. The following table presents project information relating to each of the Company's homebuilding divisions.

                                                                                   HOMES CLOSED
                                                                                   FOR THE SIX
                                         ESTIMATED     UNITS CLOSED   LOTS OWNED      MONTHS
                            YEAR OF      NUMBER OF        AS OF         AS OF         ENDED       BACKLOG AT
                             FIRST       HOMES AT        JUNE 30,      JUNE 30,      JUNE 30,      JUNE 30,       SALES PRICE
 PROJECT (COUNTY) PRODUCT   DELIVERY   COMPLETION(1)       2001          2001          2001       2001(2)(4)        RANGE(3)
 ------------------------   --------   -------------   ------------   ----------   ------------   ----------   ------------------
                                                       SOUTHERN CALIFORNIA
WHOLLY-OWNED:
Oak Park II -- Irvine
  (Orange County).........    1998           102           102              0           30             0       $165,000 - 251,000
                                           -----           ---          -----          ---           ---
Solana at Talega (Orange
  County).................    1999           120           108             12           17            12       $294,000 - 355,000
                                           -----           ---          -----          ---           ---
Lyon Vineyard (San
  Bernardino County)......    2000           100           100              0           11             0       $220,000 - 253,000
                                           -----           ---          -----          ---           ---
Lyon Orchard (San
  Bernardino County)......    2000            81            81              0            2             0       $176,000 - 200,000
                                           -----           ---          -----          ---           ---
Archibald Ranch (San
  Bernardino County)......    2000           113            60             53           39            52       $212,000 - 252,000
                                           -----           ---          -----          ---           ---
Crown Ridge -- Palmdale
  (Los Angeles County)....    2000            71            59             12           33            12       $160,000 - 185,000
                                           -----           ---          -----          ---           ---
Andover -- West Irvine
  (Orange County).........    2001           138             0             80            0            51       $239,000 - 295,000
                                           -----           ---          -----          ---           ---
Terraza at Vista del
  Verde -- Yorba Linda
  (Orange County).........    2001           106             0            106            0            10       $500,000 - 550,000
                                           -----           ---          -----          ---           ---
Providence Ranch
  (Riverside County)......    2001            97            19             78           19            28       $200,000 - 242,000
                                           -----           ---          -----          ---           ---
Cantada -- Oxnard (Ventura
  County).................    2002           113             0            113            0             0       $255,000 - 275,000
                                           -----           ---          -----          ---           ---
Monticello -- North Park
  Square (Orange
  County).................    2002           112             0             56            0             0       $235,000 - 295,000
                                           -----           ---          -----          ---           ---
Montellano at Talega
  (Orange County).........    2002            63             0             63            0             0
                                           -----           ---          -----          ---           ---
Sterling Glen at Ladera
  Ranch (Orange County)...    2002           102             0            102            0             0       $380,000 - 410,000
                                           -----           ---          -----          ---           ---
        Total
          wholly-owned....                 1,318           529            675          151           165
                                           -----           ---          -----          ---           ---
UNCONSOLIDATED JOINT
  VENTURES:
White Cloud Estates
  (Ventura County)........    1999            78            78              0            1             0       $302,000 - 350,000
                                           -----           ---          -----          ---           ---
Lyon Monterrey (Orange
  County).................    1999            99            95              4           20             4       $363,000 - 428,000
                                           -----           ---          -----          ---           ---
Reston at Ladera Ranch
  (Orange County).........    2000           117            33             84           17            54       $350,000 - 415,000
                                           -----           ---          -----          ---           ---
Hampton Road at Ladera
  Ranch (Orange County)...    2000            82            17             65           17            34       $435,000 - 477,000
                                           -----           ---          -----          ---           ---
Compass Pointe at Forster
  Ranch (Orange County)...    2000            92            48             44           27            28       $529,000 - 575,000
                                           -----           ---          -----          ---           ---
Avalon at Summerlane
  (Orange County).........    2000           113            57             56           29            45       $435,000 - 490,000
                                           -----           ---          -----          ---           ---
Beachside -- Huntington
  Beach (Orange County)...    2001            86             0             86            0            17       $480,000 - 565,000
                                           -----           ---          -----          ---           ---
Quintana (Ventura
  County).................    2001            90             0             90            0             0       $475,000 - 610,000
                                           -----           ---          -----          ---           ---
        Total
          unconsolidated
          joint
          ventures........                   757           328            429          111           182
                                           -----           ---          -----          ---           ---
SOUTHERN CALIFORNIA
  REGION TOTAL............                 2,075           857          1,104          262           347
                                           =====           ===          =====          ===           ===

                                                                                    HOMES CLOSED
                                                                                    FOR THE SIX
                                          ESTIMATED     UNITS CLOSED   LOTS OWNED      MONTHS
                             YEAR OF      NUMBER OF        AS OF         AS OF         ENDED       BACKLOG AT
                              FIRST       HOMES AT        JUNE 30,      JUNE 30,      JUNE 30,      JUNE 30,        SALES PRICE
 PROJECT (COUNTY) PRODUCT    DELIVERY   COMPLETION(1)       2001          2001          2001       2001(2)(4)         RANGE(3)
 ------------------------    --------   -------------   ------------   ----------   ------------   ----------   --------------------
                                                        NORTHERN CALIFORNIA
WHOLLY-OWNED:
St. Helena Westminster
  Estates (Napa County)....    1999            23             23             0             1             0      $  495,000 - 555,000
                                           ------          -----         -----         -----         -----
Lyon Villas (San Joaquin
  County)..................    1999           135             81            54             9             0      $  203,000 - 279,000
                                           ------          -----         -----         -----         -----
Lyon Estates (San Joaquin
  County)..................    1997           120             79            41            12             1      $  239,000 - 327,000
                                           ------          -----         -----         -----         -----
Lyon Ironwood (San Joaquin
  County)..................    2000           116             23            61            23            45      $  225,000 - 297,000
                                           ------          -----         -----         -----         -----
Lyon Edgewood (San Joaquin
  County)..................    2000            87             79             8             2             8      $  198,000 - 287,000
                                           ------          -----         -----         -----         -----
Lyon Edgewood 2 (San
  Joaquin County)..........    2000            65             60             5            39             5      $  233,000 - 279,000
                                           ------          -----         -----         -----         -----
Lyon Rhapsody (Contra Costa
  County)..................    2001            81              0            81             0            29      $  220,000 - 290,000
                                           ------          -----         -----         -----         -----
Lyon Estates at Stonebridge
  (San Joaquin County).....    2001           103              0            44             0            14      $  281,000 - 329,000
                                           ------          -----         -----         -----         -----
Lyon Palazzo (Sacramento
  County)..................    2001           100              0           100             0            32      $  238,000 - 301,000
                                           ------          -----         -----         -----         -----
        Total
          wholly-owned.....                   830            345           394            86           134
                                           ------          -----         -----         -----         -----
UNCONSOLIDATED JOINT
  VENTURES:
The Ranch at Silver Creek
  (Santa Clara County).....    2001           538              0           538             0             0
                                           ------          -----         -----         -----         -----
Lyon Groves (Contra (Costa
  County)..................    1999           103            103             0            20             0      $  269,000 - 379,000
                                           ------          -----         -----         -----         -----
Lyon Ridge (Contra (Costa
  County)..................    1999           127             79            48            25            34      $  317,000 - 407,000
                                           ------          -----         -----         -----         -----
Manor at Thomas Ranch
  (Contra Costa County)....    1999            63             63             0             1             0      $  544,000 - 657,000
                                           ------          -----         -----         -----         -----
Plantation at Thomas Ranch
  (Contra Costa County)....    1999            77             77             0            22             0      $  603,000 - 799,000
                                           ------          -----         -----         -----         -----
Henry Ranch (Contra Costa
  County)
  Lyon Tierra..............    2001            46              0            46             0            15      $  502,000 - 569,000
  Lyon Dorado..............    2001            54              0            54             0            14      $833,000 - 1,003,000
                                           ------          -----         -----         -----         -----
                                              100              0           100             0            29
                                           ------          -----         -----         -----         -----
Woodlake Estates (Solano
  County)
  Paradise Valley..........    2001             9              0             9             0             0
  Brook....................    2001           121              0           121             0            13      $  296,000 - 336,000
  Falls....................    2001           102              0           102             0            25      $  318,000 - 363,000
                                           ------          -----         -----         -----         -----
                                              232              0           232             0            38
                                           ------          -----         -----         -----         -----
Stonebriar (El Dorado
  County)
  Lyon Casina..............    2001           123              0           123             0             3      $  311,000 - 371,000
  Lyon Prima...............    2001           137              0           137             0             0      $  376,000 - 416,000
                                           ------          -----         -----         -----         -----
                                              260              0           260             0             3
                                           ------          -----         -----         -----         -----
        Total
          unconsolidated
          joint ventures...                 1,500            322         1,178            68           104
                                           ------          -----         -----         -----         -----
NORTHERN CALIFORNIA
  REGION TOTAL.............                 2,330            667         1,572           154           238
                                           ======          =====         =====         =====         =====

                                                                                       HOMES CLOSED
                                                                                       FOR THE SIX
                                           ESTIMATED     UNITS CLOSED   LOTS OWNED        MONTHS
                              YEAR OF      NUMBER OF        AS OF         AS OF           ENDED         BACKLOG AT
                               FIRST       HOMES AT        JUNE 30,      JUNE 30,        JUNE 30,        JUNE 30,
  PROJECT (COUNTY) PRODUCT    DELIVERY   COMPLETION(1)       2001          2001            2001         2001(2)(4)
  ------------------------    --------   -------------   ------------   ----------   ----------------   ----------
                                                    SAN DIEGO
WHOLLY-OWNED:
Horsethief Canyon Ranch
  (Riverside County)
  Previously Closed
    Products................    1989           963            963             0               0               0
  Series "400"..............    1995           554            396           154              45              26
  Series "500"..............    1995           445            374            75              42              18
                                            ------          -----         -----           -----           -----
                                             1,962          1,733           229              87              44
                                            ------          -----         -----           -----           -----
Sycamore Ranch (Riverside
  County)...................    1997           195            103            92               1               7
                                            ------          -----         -----           -----           -----
Vail Ranch (San Diego
  County)...................    2000           152            100            52              33              29
                                            ------          -----         -----           -----           -----
East Grove (San Diego
  County)
  Village C.................    2002            75              0            75               0               0
  Village D.................    2002            42              0            42               0               0
                                            ------          -----         -----           -----           -----
                                               117              0           117               0               0
                                            ------          -----         -----           -----           -----
Rancho Dorado (San Diego
  County)
  La Fuente.................    2000            56             56             0              20               0
  Loma Real.................    2000            89             41            37              22              19
  Los Reyes.................    2000            66              9            28               9              16
                                            ------          -----         -----           -----           -----
                                               211            106            65              51              35
                                            ------          -----         -----           -----           -----
        Total
          wholly-owned......                 2,637          2,042           555             172             115
                                            ------          -----         -----           -----           -----
UNCONSOLIDATED JOINT
  VENTURES:
Otay Ranch -- Saratogo
  Trails (San Diego
  County)...................    1999            74             74             0               7               0
                                            ------          -----         -----           -----           -----
Otay Ranch -- Mendocino (San
  Diego County).............    1999           139            138             1              32               1
                                            ------          -----         -----           -----           -----
Otay Ranch -- (R-29) (San
  Diego County).............    2001            83              0            83               0              17
                                            ------          -----         -----           -----           -----
Rancho Dorado (San Diego
  County)
  Monte Verde...............    2000            65             52            13              32              10
                                            ------          -----         -----           -----           -----
East Grove (San Diego
  County)
  The Groves (Village A)....    2001            96              0            96               0               0
  The Orchards (Village
    B)......................    2002            78              0            78               0               0
                                            ------          -----         -----           -----           -----
                                               174              0           174               0               0
                                            ------          -----         -----           -----           -----
4S Ranch -- Providence (San
  Diego County).............    2001           123              0            66               0               0
                                            ------          -----         -----           -----           -----
        Total unconsolidated
          joint ventures....                   658            264           337              71              28
                                            ------          -----         -----           -----           -----
SAN DIEGO REGION
  TOTAL.....................                 3,295          2,306           892             243             143
                                            ======          =====         =====           =====           =====


                                 SALES PRICE
  PROJECT (COUNTY) PRODUCT         RANGE(3)
  ------------------------    ------------------
                                  SAN DIEGO
WHOLLY-OWNED:
Horsethief Canyon Ranch
  (Riverside County)
  Previously Closed
    Products................
  Series "400"..............  $189,000 - 220,000
  Series "500"..............  $220,000 - 250,000
Sycamore Ranch (Riverside
  County)...................  $327,000 - 433,000
Vail Ranch (San Diego
  County)...................  $188,000 - 211,000
East Grove (San Diego
  County)
  Village C.................
  Village D.................
Rancho Dorado (San Diego
  County)
  La Fuente.................  $293,000 - 322,000
  Loma Real.................  $395,000 - 444,000
  Los Reyes.................  $420,000 - 465,000
        Total
          wholly-owned......
UNCONSOLIDATED JOINT
  VENTURES:
Otay Ranch -- Saratogo
  Trails (San Diego
  County)...................  $258,000 - 276,000
Otay Ranch -- Mendocino (San
  Diego County).............  $214,000 - 242,000
Otay Ranch -- (R-29) (San
  Diego County).............  $238,000 - 260,000
Rancho Dorado (San Diego
  County)
  Monte Verde...............  $354,000 - 404,000
East Grove (San Diego
  County)
  The Groves (Village A)....
  The Orchards (Village
    B)......................
4S Ranch -- Providence (San
  Diego County).............  $528,000 - 567,000
        Total unconsolidated
          joint ventures....
SAN DIEGO REGION
  TOTAL.....................

                                                                                       HOMES CLOSED
                                                                                       FOR THE SIX
                                           ESTIMATED     UNITS CLOSED    LOTS OWNED       MONTHS
                              YEAR OF      NUMBER OF         AS OF          AS OF         ENDED       BACKLOG AT
                               FIRST       HOMES AT        JUNE 30,       JUNE 30,       JUNE 30,      JUNE 30,
  PROJECT (COUNTY) PRODUCT    DELIVERY   COMPLETION(1)       2001           2001           2001       2001(2)(4)
  ------------------------    --------   -------------   -------------   -----------   ------------   ----------
                                                    ARIZONA
WHOLLY-OWNED:
Crystal Gardens (Maricopa
  County)...................    1997           157             156              1            13             1
                                            ------           -----          -----         -----         -----
Sage Creek -- Encanto
  (Maricopa County).........    2000           176              94             72            41            63
                                            ------           -----          -----         -----         -----
Sage Creek -- Arcadia
  (Maricopa County).........    2000           167              56             49            23            36
                                            ------           -----          -----         -----         -----
Sage Creek Solano (Maricopa
  County)...................    2000            82              36             24            21             8
                                            ------           -----          -----         -----         -----
Mesquite Grove -- Small
  (Maricopa County).........    2001           110               0            110             0             0
                                            ------           -----          -----         -----         -----
Mesquite Grove -- Large
  (Maricopa County).........    2001            95               0             95             0             0
                                            ------           -----          -----         -----         -----
Rio Del Verde (Maricopa
  County)...................    2000            84              62             22            27            20
                                            ------           -----          -----         -----         -----
Power Ranch (Maricopa
  County)...................    2001           103               0            103             0            12
                                            ------           -----          -----         -----         -----
Tramonto (Maricopa County)..    2002            76               0             76             0             0
                                            ------           -----          -----         -----         -----
Country Place (Maricopa
  County)...................    2002           115               0              6             0             0
                                            ------           -----          -----         -----         -----
        Total
          wholly-owned......                 1,165             404            558           125           140
                                            ------           -----          -----         -----         -----
UNCONSOLIDATED JOINT
  VENTURES:
Mountaingate (Maricopa
  County)...................    2002           341               0            171             0             0
                                            ------           -----          -----         -----         -----
    Total unconsolidated
      joint ventures........                   341               0            171             0             0
                                            ------           -----          -----         -----         -----
ARIZONA REGION TOTAL........                 1,506             404            729           125           140
                                            ======           =====          =====         =====         =====


                                 SALES PRICE
  PROJECT (COUNTY) PRODUCT         RANGE(3)
  ------------------------    ------------------
                                   ARIZONA
WHOLLY-OWNED:
Crystal Gardens (Maricopa
  County)...................  $100,000 - 130,000
Sage Creek -- Encanto
  (Maricopa County).........  $109,000 - 122,000
Sage Creek -- Arcadia
  (Maricopa County).........  $133,000 - 155,000
Sage Creek Solano (Maricopa
  County)...................  $166,000 - 189,000
Mesquite Grove -- Small
  (Maricopa County).........  $169,000 - 218,000
Mesquite Grove -- Large
  (Maricopa County).........  $277,000 - 311,000
Rio Del Verde (Maricopa
  County)...................  $164,000 - 201,000
Power Ranch (Maricopa
  County)...................  $172,000 - 229,000
Tramonto (Maricopa County)..  $163,000 - 230,000
Country Place (Maricopa
  County)...................  $109,000 - 131,000
        Total
          wholly-owned......
UNCONSOLIDATED JOINT
  VENTURES:
Mountaingate (Maricopa
  County)...................
    Total unconsolidated
      joint ventures........
ARIZONA REGION TOTAL........

                                                                                       HOMES CLOSED
                                                                                       FOR THE SIX
                                           ESTIMATED     UNITS CLOSED    LOTS OWNED       MONTHS
                              YEAR OF      NUMBER OF         AS OF          AS OF         ENDED       BACKLOG AT
                               FIRST       HOMES AT        JUNE 30,       JUNE 30,       JUNE 30,      JUNE 30,
  PROJECT (COUNTY) PRODUCT    DELIVERY   COMPLETION(1)       2001           2001           2001       2001(2)(4)
  ------------------------    --------   -------------   -------------   -----------   ------------   ----------
                                                     NEVADA
WHOLLY-OWNED:
Bella Veranda (Clark
  County)...................    2000            79              71              8            31             8
                                            ------           -----          -----         -----         -----
Montecito Tesoro (Clark
  County)...................    2000           121              64             17            42            43
                                            ------           -----          -----         -----         -----
Montecito Classico (Clark
  County)...................    2000           100              44             18            31            25
                                            ------           -----          -----         -----         -----
Kingsway Ridge I (Clark
  County)...................    2000            90              76             14            38            14
                                            ------           -----          -----         -----         -----
Kingsway Ridge II (Clark
  County)...................    2000            67              47             20            30            18
                                            ------           -----          -----         -----         -----
Glenleigh Gardens at
  Summerlin (Clark County)..    2000            96              39             57            30            27
                                            ------           -----          -----         -----         -----
Springfield at Summerlin
  (Clark County)............    2001            85               0             85             0            38
                                            ------           -----          -----         -----         -----
Topaz Ridge at Summerlin
  (Clark County)............    2002            89               0              0             0             0
                                            ------           -----          -----         -----         -----
Stallion Mountain (Clark
  County)...................    2001           116              15            101            15            33
                                            ------           -----          -----         -----         -----
Fairfield at Summerlin
  (Clark County)............    2001            89               0              3             0             0
                                            ------           -----          -----         -----         -----
NEVADA REGION TOTAL.........                   932             356            323           217           206
                                            ======           =====          =====         =====         =====
GRAND TOTALS:
  Wholly-owned..............                 6,882           3,676          2,505           751           760
  Unconsolidated joint
    ventures................                 3,256             914          2,115           250           314
                                            ------           -----          -----         -----         -----
                                            10,138           4,590          4,620         1,001         1,074
                                            ======           =====          =====         =====         =====


                                 SALES PRICE
  PROJECT (COUNTY) PRODUCT         RANGE(3)
  ------------------------    ------------------
                                    NEVADA
WHOLLY-OWNED:
Bella Veranda (Clark
  County)...................  $252,000 - 278,000
Montecito Tesoro (Clark
  County)...................  $153,000 - 181,000
Montecito Classico (Clark
  County)...................  $182,000 - 219,000
Kingsway Ridge I (Clark
  County)...................  $166,000 - 185,000
Kingsway Ridge II (Clark
  County)...................  $184,000 - 217,000
Glenleigh Gardens at
  Summerlin (Clark County)..  $242,000 - 273,000
Springfield at Summerlin
  (Clark County)............  $198,000 - 221,000
Topaz Ridge at Summerlin
  (Clark County)............  $458,000 - 516,000
Stallion Mountain (Clark
  County)...................  $149,000 - 172,000
Fairfield at Summerlin
  (Clark County)............  $247,000 - 275,000
NEVADA REGION TOTAL.........
GRAND TOTALS:
  Wholly-owned..............
  Unconsolidated joint
    ventures................

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

(4) Of the total homes subject to pending sales contracts as of June 30, 2001, 1,023 represent homes completed or under construction and 51 represent homes not yet under construction.

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

     On August 29, 2000 the Company announced that it had received a letter from the NYSE dated as of August 14, 2000 notifying the Company that the plan period under the NYSE's Continued Listing Program for the Company was completed as of August 5, 2000. According to the NYSE letter, the Company completed the plan period and is now considered a "company in good standing" by achieving both market capitalization and shareholders' equity in excess of $50 million. As a result of the Company's good standing, the Company has formally been removed from the NYSE's "Watch List". However, the Company is subject to a 12-month follow-up period within which the Company will be reviewed to ensure that the Company does not once again fall below any of the NYSE's continued listing standards. Although no quarterly updates are required during the follow-up period, the Company is still obligated to be proactive in its discussions with the NYSE, especially involving events that might effect triggering any of the continued listing requirements. As of and through June 30, 2001, the Company was in compliance with all NYSE listing criteria.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and its amendments Statements No. 137 and 138, in June 1999 and June 2000, respectively, (collectively, the "Statements"). The Statements are effective for fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). The Company adopted the new Statements on January 1, 2001; however, because the Company currently has no derivatives, there is currently no impact on the financial position or the results of operations of the Company.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's Annual Meeting of Holders of Common Stock was held on May 14, 2001. At this meeting the Holders of Common Stock approved the following:

                                                                                  VOTES
                                                                                ABSTAINED
                                                                                (INCLUDING
                                                           VOTES       VOTES      BROKER
                                                            FOR       AGAINST   NON-VOTES)
                                                         ----------   -------   ----------
Ratification of the selection of Ernst & Young LLP as
  Independent Auditors of the Company for the fiscal
  year ending December 31, 2001........................  10,172,665    2,840      3,620

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS.

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 10.2     Agreement for First Modification of Deeds of Trust and Other
          Loan Instruments (this "First Modification") dated as of
          June 8, 2001 by and between William Lyon Homes, Inc., a
          California Corporation ("Borrower") and Guaranty Bank, a
          federal savings bank organized and existing under the laws of the United States (formerly known as "Guaranty Federal
          Bank, F.S.B.") ("Lender")
 10.3     Mortgage Warehouse Loan and Security Agreement dated as of
          May 31, 2001, by and between Duxford Financial, Inc., and/or
          Bayport Mortgage, L.P., a California Corporation
          ("Borrower") and First Tennessee Bank ("Bank")

(b) REPORTS ON FORM 8-K.

     No reports were filed on Form 8-K during the reporting period.

                               WILLIAM LYON HOMES

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 1, 2001                      By:     /s/ MICHAEL D. GRUBBS
                                            ------------------------------------
                                                     MICHAEL D. GRUBBS
                                                   Senior Vice President,
                                                Chief Financial Officer and
                                                          Treasurer
                                               (Principal Financial Officer)

Date: August 1, 2001                      By:    /s/ W. DOUGLASS HARRIS
                                            ------------------------------------
                                                     W. DOUGLASS HARRIS
                                            Vice President, Corporate Controller
                                               (Principal Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 10.2     Agreement for First Modification of Deeds of Trust and Other
          Loan Instruments (this "First Modification") dated as of
          June 8, 2001 by and between William Lyon Homes, Inc., a
          California Corporation ("Borrower") and Guaranty Bank, a
          federal savings bank organized and existing under the laws of the United States (formerly known as "Guaranty Federal
          Bank, F.S.B.") ("Lender")
 10.3     Mortgage Warehouse Loan and Security Agreement dated as of
          May 31, 2001, by and between Duxford Financial, Inc., and/or
          Bayport Mortgage, L.P., a California Corporation
          ("Borrower") and First Tennessee Bank ("Bank")