Form 10-Q
period 2001-09-30
WILLIAM LYON HOMES
filed 2001-11-13
CIK 1095996

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

                            YES [X]          NO [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                                 OUTSTANDING AT
                   CLASS OF COMMON STOCK                        NOVEMBER 7, 2001
                   ---------------------                        ----------------
                   Common stock, par value $.01                    10,588,560

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               WILLIAM LYON HOMES

                                     INDEX

                                                                         PAGE NO.
                                                                         --------
  PART I. FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS:

           Consolidated Balance Sheets -- September 30, 2001 and
             December 31, 2000.........................................      3

           Consolidated Statements of Income -- Three and Nine Months
             Ended
             September 30, 2001 and 2000...............................      4

           Consolidated Statement of Stockholders' Equity -- Nine
             Months Ended September 30, 2001...........................      5

           Consolidated Statements of Cash Flows -- Nine Months Ended
             September 30, 2001 and 2000...............................      6

           Notes to Consolidated Financial Statements..................      7

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS.................................     21

  ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
             RISK......................................................     35

  PART II. OTHER INFORMATION...........................................     36

  ITEM 1.  NOT APPLICABLE..............................................     36

  ITEM 2.  NOT APPLICABLE..............................................     36

  ITEM 3.  NOT APPLICABLE..............................................     36

  ITEM 4.  NOT APPLICABLE..............................................     36

  ITEM 5.  NOT APPLICABLE..............................................     36

  ITEM 6.  NOT APPLICABLE..............................................     36

  SIGNATURES...........................................................     37

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                               WILLIAM LYON HOMES

                          CONSOLIDATED BALANCE SHEETS
         (IN THOUSANDS EXCEPT NUMBER OF SHARES AND PAR VALUE PER SHARE)

                                     ASSETS

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  2001             2000
                                                              -------------    ------------
                                                               (UNAUDITED)
Cash and cash equivalents...................................    $  5,796         $ 14,711
Receivables.................................................      19,542           18,538
Real estate inventories.....................................     319,250          214,418
Investments in and advances to unconsolidated joint
  ventures -- Note 2........................................      57,975           49,966
Property and equipment, less accumulated depreciation of
  $4,028 and $3,112 at September 30, 2001 and December 31,
  2000, respectively........................................       2,323            2,818
Deferred loan costs.........................................       2,861              754
Goodwill, net -- Note 1.....................................       6,207            7,138
Other assets................................................      19,479           21,937
                                                                --------         --------
                                                                $433,433         $330,280
                                                                ========         ========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable............................................    $ 27,801         $ 25,762
Accrued expenses............................................      28,931           35,096
Notes payable...............................................     176,374           89,709
12 1/2% Senior Notes -- Note 3..............................      70,279           77,201
                                                                --------         --------
                                                                 303,385          227,768
                                                                --------         --------

Stockholders' equity -- Notes 1 and 6
  Common stock, par value $.01 per share; 30,000,000 shares
     authorized; 10,588,560 and 10,570,223 shares issued and
     outstanding at September 30, 2001 and December 31,
     2000, respectively.....................................         106              106
  Additional paid-in capital................................     126,767          126,608
  Retained earnings (accumulated deficit) from January 1,
     1994...................................................       3,175          (24,202)
                                                                --------         --------
                                                                 130,048          102,512
                                                                --------         --------
                                                                $433,433         $330,280
                                                                ========         ========

                            See accompanying notes.

                               WILLIAM LYON HOMES

                       CONSOLIDATED STATEMENTS OF INCOME
                 (IN THOUSANDS EXCEPT PER COMMON SHARE AMOUNTS)
                                  (UNAUDITED)

                                                  THREE MONTHS ENDED       NINE MONTHS ENDED
                                                     SEPTEMBER 30,           SEPTEMBER 30,
                                                 ---------------------   ----------------------
                                                   2001         2000       2001         2000
                                                 ---------    --------   ---------    ---------
Operating revenue
  Home sales...................................  $ 107,629    $ 88,633   $ 278,252    $ 247,384
  Lots, land and other sales...................         --          83       7,054        1,050
  Management fee income........................      1,864       2,325       4,962        6,296
                                                 ---------    --------   ---------    ---------
                                                   109,493      91,041     290,268      254,730
                                                 ---------    --------   ---------    ---------

Operating costs
  Cost of sales -- homes.......................    (89,413)    (73,816)   (231,977)    (202,737)
  Cost of sales -- lots, land and other........       (188)       (139)     (4,380)      (1,022)
  Sales and marketing..........................     (4,598)     (4,120)    (12,956)     (11,102)
  General and administrative...................     (8,416)     (7,421)    (25,318)     (23,806)
  Amortization of goodwill -- Note 1...........       (310)       (310)       (931)        (934)
                                                 ---------    --------   ---------    ---------
                                                  (102,925)    (85,806)   (275,562)    (239,601)
                                                 ---------    --------   ---------    ---------
Equity in income of unconsolidated joint
  ventures -- Note 2...........................      4,789       3,795      12,087       14,281
                                                 ---------    --------   ---------    ---------
Operating income...............................     11,357       9,030      26,793       29,410
Interest expense, net of amounts capitalized...         --      (1,249)       (227)      (4,726)
Other income (expense), net -- Note 4..........      1,789       1,115       4,128        3,686
                                                 ---------    --------   ---------    ---------
Income before income taxes.....................     13,146       8,896      30,694       28,370
Provision for income taxes -- Note 1
  Income taxes -- benefit credited to paid-in
     capital...................................         --      (1,438)         --       (5,160)
  Income taxes -- alternative minimum tax......     (1,468)        106      (3,317)        (836)
                                                 ---------    --------   ---------    ---------
Income before extraordinary item...............     11,678       7,564      27,377       22,374
Extraordinary item -- gain from retirement of
  debt, net of applicable income taxes -- Note
  3............................................         --          --          --          496
                                                 ---------    --------   ---------    ---------
Net income.....................................  $  11,678    $  7,564   $  27,377    $  22,870
                                                 =========    ========   =========    =========
Basic earnings per common share:
  -- Note 1
  Before extraordinary item....................  $    1.10    $   0.72   $    2.59    $    2.13
  Extraordinary item...........................         --          --          --         0.05
                                                 ---------    --------   ---------    ---------
  After extraordinary item.....................  $    1.10    $   0.72   $    2.59    $    2.18
                                                 =========    ========   =========    =========
Diluted earnings per common share:
  -- Note 1
  Before extraordinary item....................  $    1.08    $   0.72   $    2.55    $    2.13
  Extraordinary item...........................         --          --          --         0.05
                                                 ---------    --------   ---------    ---------
  After extraordinary item.....................  $    1.08    $   0.72   $    2.55    $    2.18
                                                 =========    ========   =========    =========

                            See accompanying notes.

                               WILLIAM LYON HOMES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 2001
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                            RETAINED
                                                                            EARNINGS
                                         COMMON STOCK      ADDITIONAL     (ACCUMULATED
                                       ----------------     PAID-IN       DEFICIT) FROM
                                       SHARES    AMOUNT     CAPITAL      JANUARY 1, 1994     TOTAL
                                       ------    ------    ----------    ---------------    --------
Balance -- December 31, 2000.........  10,570     $106      $126,608        $(24,202)       $102,512
Issuance of common stock upon
  exercise of stock options -- Note
  6..................................      19       --           159              --             159
Net income...........................      --       --            --          27,377          27,377
                                       ------     ----      --------        --------        --------
Balance -- September 30, 2001........  10,589     $106      $126,767        $  3,175        $130,048
                                       ======     ====      ========        ========        ========

                            See accompanying notes.

                               WILLIAM LYON HOMES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ----------------------
                                                                2001         2000
                                                              ---------    ---------
Operating activities
  Net income................................................  $  27,377    $  22,870
  Adjustments to reconcile net income to net cash used in
     operating activities
     Depreciation and amortization..........................      1,906        1,998
     Equity in income of unconsolidated joint ventures......    (12,087)     (14,281)
     Extraordinary gain on repurchase of senior notes.......         --         (522)
     Provision for income taxes.............................      3,317        6,022
     Net changes in operating assets and liabilities:
       Receivables..........................................      7,482        2,247
       Real estate inventories..............................    (85,639)     (43,169)
       Deferred loan costs..................................     (2,107)         682
       Other assets.........................................      2,458       (9,706)
       Accounts payable.....................................      2,039       12,093
       Accrued expenses.....................................     (9,482)      (7,751)
                                                              ---------    ---------
  Net cash used in operating activities.....................    (64,736)     (29,517)
                                                              ---------    ---------

Investing activities
  Investments in and advances to unconsolidated joint
     ventures...............................................    (18,154)     (21,356)
  Distributions from unconsolidated joint ventures..........     15,330       32,516
  Mortgage notes receivable originations/issuances..........   (136,941)     (62,319)
  Mortgage notes receivable sales/repayments................    136,457       60,392
  Purchases of property and equipment.......................       (480)      (1,763)
                                                              ---------    ---------
  Net cash (used in) provided by investing activities.......     (3,788)       7,470
                                                              ---------    ---------

Financing activities
  Proceeds from borrowing on notes payable..................    491,948      315,881
  Principal payments on notes payable.......................   (425,576)    (259,590)
  Repurchase of 12 1/2% Senior Notes........................    (51,637)     (21,125)
  Reissuance of 12 1/2% Senior Notes........................     44,715           --
  Common stock issued for exercised options.................        159          656
                                                              ---------    ---------
  Net cash provided by financing activities.................     59,609       35,822
                                                              ---------    ---------
Net (decrease) increase in cash and cash equivalents........     (8,915)      13,775
Cash and cash equivalents -- beginning of period............     14,711        2,154
                                                              ---------    ---------
Cash and cash equivalents -- end of period..................  $   5,796    $  15,929
                                                              =========    =========

Supplemental disclosures of cash flow information
  Cash paid during the period for interest, net of amounts
     capitalized............................................  $   1,158    $   7,677
                                                              =========    =========
  Contribution of land to unconsolidated joint venture......  $   1,100    $      --
                                                              =========    =========
  Issuance of notes payable for land acquisitions...........  $  20,293    $  10,042
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

     The interim consolidated financial statements have been prepared in accordance with the Company's customary accounting practices. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a presentation in accordance with accounting principles generally accepted in the United States have been included. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

     The amount paid for business acquisitions over the net fair value of assets acquired and liabilities assumed is reflected as goodwill and is being amortized on a straight-line basis over seven years. Accumulated amortization was $2,482,000 and $1,551,000 as of September 30, 2001 and December 31, 2000,
respectively. In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("Statement No. 142"), effective for fiscal years beginning after December 15, 2001. Under the new rule, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with Statement No. 142. The Company will apply the new rule on accounting for goodwill beginning in the first quarter of 2002. Application of the nonamortization provisions of

                               WILLIAM LYON HOMES

                                  (UNAUDITED)

Statement No. 142 is expected to result in an increase in net income of $1,110,000 ($0.10 per share) per year. During 2002, the Company will perform the first of the required impairment tests of goodwill as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

     Earnings per share amounts for all periods presented conform to Financial Accounting Standards Board Statement No. 128, "Earnings Per Share." Basic and diluted earnings per common share for the three months ended September 30, 2001 are based on 10,588,560 and 10,804,075 weighted average shares of common stock outstanding, respectively. Basic and diluted earnings per common share for the nine months ended September 30, 2001 are based on 10,578,344 and 10,728,291 weighted average shares of common stock outstanding, respectively. Basic and diluted earnings per common share for the three months ended September 30, 2000 are based on 10,524,349 and 10,527,639 weighted average shares of common stock outstanding, respectively. Basic and diluted earnings per common share for the nine months ended September 30, 2000 are based on 10,476,567 and 10,479,706 weighted average shares of common stock outstanding, respectively.

     The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities as of September 30, 2001 and December 31, 2000 and revenues and expenses for the periods presented. Accordingly, actual results could differ materially from those estimates in the near-term.

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

                               WILLIAM LYON HOMES

                                  (UNAUDITED)

NOTE 2 -- INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED JOINT VENTURES

     The Company and certain of its subsidiaries are general partners or members in joint ventures involved in the development and sale of residential projects. Such joint ventures are 50% or less owned and, accordingly, the financial statements of such joint ventures are not consolidated with the Company's financial statements. The Company's investments in unconsolidated joint ventures are accounted for using the equity method. Condensed combined financial information of these joint ventures as of September 30, 2001 and December 31, 2000 and for the three and nine months ended September 30, 2001 and 2000 is summarized as follows:

                       CONDENSED COMBINED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                             SEPTEMBER 30,    DECEMBER 31,
                                                                 2001             2000
                                                             -------------    ------------
                                                              (UNAUDITED)
                                          ASSETS

Cash and cash equivalents..................................    $ 13,169         $ 10,693
Receivables................................................       1,000            1,440
Real estate inventories....................................     305,330          240,019
Other assets...............................................          --              275
                                                               --------         --------
                                                               $319,499         $252,427
                                                               ========         ========

                             LIABILITIES AND OWNERS' CAPITAL

Accounts payable...........................................    $ 23,424         $ 15,921
Accrued expenses...........................................       2,617            4,984
Notes payable..............................................      75,863           45,162
Advances from William Lyon Homes...........................       8,933            1,959
                                                               --------         --------
                                                                110,837           68,026
                                                               --------         --------
Owners' capital
  William Lyon Homes.......................................      49,042           48,007
  Others...................................................     159,620          136,394
                                                               --------         --------
                                                                208,662          184,401
                                                               --------         --------
                                                               $319,499         $252,427
                                                               ========         ========

                               WILLIAM LYON HOMES

                                  (UNAUDITED)

                    CONDENSED COMBINED STATEMENTS OF INCOME
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                         THREE MONTHS ENDED         NINE MONTHS ENDED
                                            SEPTEMBER 30,             SEPTEMBER 30,
                                         -------------------      ---------------------
                                           2001       2000          2001        2000
                                         --------   --------      ---------   ---------
Home sales.............................  $ 63,774   $ 62,844      $ 173,308   $ 211,229
Operating costs
  Cost of sales -- homes...............   (50,976)   (52,763)      (140,373)   (175,320)
  Sales and marketing..................    (2,406)    (2,292)        (6,305)     (7,547)
                                         --------   --------      ---------   ---------
Operating income.......................    10,392      7,789         26,630      28,362
Other income, net......................        89         62            205         378
                                         --------   --------      ---------   ---------
Net income.............................  $ 10,481   $  7,851      $  26,835   $  28,740
                                         ========   ========      =========   =========
Allocation to owners
  William Lyon Homes...................  $  4,789   $  3,795      $  12,087   $  14,281
  Others...............................     5,692      4,056         14,748      14,459
                                         --------   --------      ---------   ---------
                                         $ 10,481   $  7,851      $  26,835   $  28,740
                                         ========   ========      =========   =========

NOTE 3 -- 12 1/2% SENIOR NOTES

     As of September 30, 2001, the Company's outstanding balance under its 12 1/2% Senior Notes was $70,279,000. On May 1, 2001, the Company completed a consent solicitation with respect to the 12 1/2% Senior Notes and received consents from holders of $39,279,000 of the then outstanding notes to extend the maturity date from July 1, 2001 to July 1, 2003 and to make certain amendments to the note covenants. Although the Company initially intended to accept consents from no more than 50% of holders, the Company elected to accept additional consents, as contemplated by the consent solicitation documents. The consenting holders received a consent fee of 4% of the principal balance. Subsequently, during May and June 2001, the Company had also repurchased $31,444,000 of the Senior Notes from non-consenting holders.

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

     In July 2001, the Company repaid all of the remaining 12 1/2% Senior Notes which matured on July 1, 2001 amounting to $5,893,000.

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

                               WILLIAM LYON HOMES

                                  (UNAUDITED)

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

                          CONSOLIDATING BALANCE SHEET

                               SEPTEMBER 30, 2001
                                 (IN THOUSANDS)

                                                  UNCONSOLIDATED
                                      ---------------------------------------
                                      DELAWARE   WILLIAM LYON   NON-GUARANTOR   ELIMINATING   CONSOLIDATED
                                        LYON     HOMES, INC.    SUBSIDIARIES      ENTRIES       COMPANY
                                      --------   ------------   -------------   -----------   ------------
ASSETS
Cash and cash equivalents...........  $     --     $  4,026        $ 1,770       $      --      $  5,796
Receivables.........................        --        5,521         14,021              --        19,542
Real estate inventories.............        --      319,193             57              --       319,250
Investments in and advances to
  unconsolidated joint ventures.....        --       22,625         35,350              --        57,975
Property and equipment, net.........        --        2,089            234              --         2,323
Deferred loan costs.................     2,652          209             --              --         2,861
Goodwill............................        --        6,207             --              --         6,207
Other assets........................        --       19,412             67              --        19,479
Investments in subsidiaries.........   126,339       41,305             --        (167,644)           --
Intercompany receivables............    79,308        7,972             --         (87,280)           --
                                      --------     --------        -------       ---------      --------
                                      $208,299     $428,559        $51,499       $(254,924)     $433,433
                                      ========     ========        =======       =========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable....................  $     --     $ 27,607        $   194       $      --      $ 27,801
Accrued expenses....................        --       27,949            982              --        28,931
Notes payable.......................        --      170,771          5,603              --       176,374
12 1/2% Senior Notes................    70,279           --             --              --        70,279
Intercompany payables...............     7,972       79,308             --         (87,280)           --
                                      --------     --------        -------       ---------      --------
          Total liabilities.........    78,251      305,635          6,779         (87,280)      303,385
Stockholders' equity................   130,048      122,924         44,720        (167,644)      130,048
                                      --------     --------        -------       ---------      --------
                                      $208,299     $428,559        $51,499       $(254,924)     $433,433
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
                                       ========     ========        =======       =========      ========

                               WILLIAM LYON HOMES

                                  (UNAUDITED)

                       CONSOLIDATING STATEMENT OF INCOME

                     THREE MONTHS ENDED SEPTEMBER 30, 2001
                                 (IN THOUSANDS)

                                                    UNCONSOLIDATED
                                        ---------------------------------------
                                        DELAWARE   WILLIAM LYON   NON-GUARANTOR   ELIMINATING   CONSOLIDATED
                                          LYON     HOMES, INC.    SUBSIDIARIES      ENTRIES       COMPANY
                                        --------   ------------   -------------   -----------   ------------
Operating revenue
  Sales...............................  $    --      $ 97,175       $ 10,454       $     --      $ 107,629
  Management fee income...............       --         1,194            670             --          1,864
                                        -------      --------       --------       --------      ---------
                                             --        98,369         11,124             --        109,493
                                        -------      --------       --------       --------      ---------

Operating costs
  Cost of sales.......................       --       (79,831)        (9,770)            --        (89,601)
  Sales and marketing.................       --        (4,027)          (571)            --         (4,598)
  General and administrative..........       --        (8,349)           (67)            --         (8,416)
  Amortization of goodwill............       --          (310)            --             --           (310)
                                        -------      --------       --------       --------      ---------
                                             --       (92,517)       (10,408)            --       (102,925)
                                        -------      --------       --------       --------      ---------
Equity in income of unconsolidated
  joint ventures......................       --           931          3,858             --          4,789
                                        -------      --------       --------       --------      ---------
Income from subsidiaries..............   11,678         5,090             --        (16,768)            --
                                        -------      --------       --------       --------      ---------
Operating income......................   11,678        11,873          4,574        (16,768)        11,357
Other income (expense), net...........       --           546          1,243             --          1,789
                                        -------      --------       --------       --------      ---------
Income before income taxes............   11,678        12,419          5,817        (16,768)        13,146
Provision for income taxes............       --        (1,468)            --             --         (1,468)
                                        -------      --------       --------       --------      ---------
Net income............................  $11,678      $ 10,951       $  5,817       $(16,768)     $  11,678
                                        =======      ========       ========       ========      =========

                               WILLIAM LYON HOMES

                                  (UNAUDITED)

                       CONSOLIDATING STATEMENT OF INCOME

                     THREE MONTHS ENDED SEPTEMBER 30, 2000
                                 (IN THOUSANDS)

                                                    UNCONSOLIDATED
                                        ---------------------------------------
                                        DELAWARE   WILLIAM LYON   NON-GUARANTOR   ELIMINATING   CONSOLIDATED
                                          LYON     HOMES, INC.    SUBSIDIARIES      ENTRIES       COMPANY
                                        --------   ------------   -------------   -----------   ------------
Operating revenue
  Sales...............................  $    --      $ 78,898       $  9,818       $     --       $ 88,716
  Management fee income...............       --           221          2,104             --          2,325
                                        -------      --------       --------       --------       --------
                                             --        79,119         11,922             --         91,041
                                        -------      --------       --------       --------       --------

Operating costs
  Cost of sales.......................       --       (65,049)        (8,906)            --        (73,955)
  Sales and marketing.................       --        (3,637)          (483)            --         (4,120)
  General and administrative..........       --        (7,338)           (83)            --         (7,421)
  Amortization of goodwill............       --          (310)            --             --           (310)
                                        -------      --------       --------       --------       --------
                                             --       (76,334)        (9,472)            --        (85,806)
                                        -------      --------       --------       --------       --------
Equity in income of unconsolidated
  joint ventures......................       --           587          3,208             --          3,795
                                        -------      --------       --------       --------       --------
Income from subsidiaries..............    7,564         6,086             --        (13,650)            --
                                        -------      --------       --------       --------       --------
Operating income......................    7,564         9,458          5,658        (13,650)         9,030
Interest expense, net of amounts
  capitalized.........................       --        (1,239)           (10)            --         (1,249)
Other income (expense), net...........       --           675            440             --          1,115
                                        -------      --------       --------       --------       --------
Income before income taxes............    7,564         8,894          6,088        (13,650)         8,896
Provision for income taxes
  Income taxes -- benefit credited to
     paid-in capital..................       --        (1,438)            --             --         (1,438)
  Income taxes -- alternative minimum
     tax..............................       --           106             --             --            106
                                        -------      --------       --------       --------       --------
Net income............................  $ 7,564      $  7,562       $  6,088       $(13,650)      $  7,564
                                        =======      ========       ========       ========       ========

                               WILLIAM LYON HOMES

                                  (UNAUDITED)

                       CONSOLIDATING STATEMENT OF INCOME

                      NINE MONTHS ENDED SEPTEMBER 30, 2001
                                 (IN THOUSANDS)

                                                    UNCONSOLIDATED
                                        ---------------------------------------
                                        DELAWARE   WILLIAM LYON   NON-GUARANTOR   ELIMINATING   CONSOLIDATED
                                          LYON     HOMES, INC.    SUBSIDIARIES      ENTRIES       COMPANY
                                        --------   ------------   -------------   -----------   ------------
Operating revenue
  Sales...............................  $    --     $ 256,191       $ 29,115       $     --      $ 285,306
  Management fee income...............       --         2,750          2,212             --          4,962
                                        -------     ---------       --------       --------      ---------
                                             --       258,941         31,327             --        290,268
                                        -------     ---------       --------       --------      ---------

Operating costs
  Cost of sales.......................       --      (209,664)       (26,693)            --       (236,357)
  Sales and marketing.................       --       (11,396)        (1,560)            --        (12,956)
  General and administrative..........       --       (25,112)          (206)            --        (25,318)
  Amortization of goodwill............       --          (931)            --             --           (931)
                                        -------     ---------       --------       --------      ---------
                                             --      (247,103)       (28,459)            --       (275,562)
                                        -------     ---------       --------       --------      ---------
Equity in income of unconsolidated
  joint ventures......................       --         2,872          9,215             --         12,087
                                        -------     ---------       --------       --------      ---------
Income from subsidiaries..............   27,377        13,292             --        (40,669)            --
                                        -------     ---------       --------       --------      ---------
Operating income......................   27,377        28,002         12,083        (40,669)        26,793
Interest expense, net of amounts
  capitalized.........................       --          (227)            --             --           (227)
Other income (expense), net...........       --         1,438          2,690             --          4,128
                                        -------     ---------       --------       --------      ---------
Income before income taxes............   27,377        29,213         14,773        (40,669)        30,694
Provision for income taxes............       --        (3,317)            --             --         (3,317)
                                        -------     ---------       --------       --------      ---------
Net income............................  $27,377     $  25,896       $ 14,773       $(40,669)     $  27,377
                                        =======     =========       ========       ========      =========

                               WILLIAM LYON HOMES

                                  (UNAUDITED)

                       CONSOLIDATING STATEMENT OF INCOME

                      NINE MONTHS ENDED SEPTEMBER 30, 2000
                                 (IN THOUSANDS)

                                                    UNCONSOLIDATED
                                        ---------------------------------------
                                        DELAWARE   WILLIAM LYON   NON-GUARANTOR   ELIMINATING   CONSOLIDATED
                                          LYON     HOMES, INC.    SUBSIDIARIES      ENTRIES       COMPANY
                                        --------   ------------   -------------   -----------   ------------
Operating revenue
  Sales...............................  $    --     $ 225,001       $ 23,433       $     --      $ 248,434
  Management fee income...............       --           896          5,400             --          6,296
                                        -------     ---------       --------       --------      ---------
                                             --       225,897         28,833             --        254,730
                                        -------     ---------       --------       --------      ---------

Operating costs
  Cost of sales.......................       --      (183,322)       (20,437)            --       (203,759)
  Sales and marketing.................       --        (9,847)        (1,255)            --        (11,102)
  General and administrative..........       --       (23,604)          (202)            --        (23,806)
  Amortization of goodwill............       --          (934)            --             --           (934)
                                        -------     ---------       --------       --------      ---------
                                             --      (217,707)       (21,894)            --       (239,601)
                                        -------     ---------       --------       --------      ---------
Equity in income of unconsolidated
  joint ventures......................       --         1,381         12,900             --         14,281
                                        -------     ---------       --------       --------      ---------
Income from subsidiaries..............   22,374        20,276             --        (42,650)            --
                                        -------     ---------       --------       --------      ---------
Operating income......................   22,374        29,847         19,839        (42,650)        29,410
Interest expense, net of amounts
  capitalized.........................       --        (4,472)          (254)            --         (4,726)
Other income (expense), net...........       --         2,998            688             --          3,686
                                        -------     ---------       --------       --------      ---------
Income before income taxes and
  extraordinary item..................   22,374        28,373         20,273        (42,650)        28,370
Provision for income taxes
  Income taxes -- benefit credited to
     paid-in capital..................       --        (5,160)            --             --         (5,160)
  Income taxes -- alternative minimum
     tax..............................       --          (836)            --             --           (836)
                                        -------     ---------       --------       --------      ---------
Income before extraordinary item......   22,374        22,377         20,273        (42,650)        22,374
Extraordinary item -- gain from
  retirement of debt, net of
  applicable income taxes.............      496            --             --             --            496
                                        -------     ---------       --------       --------      ---------
Net income............................  $22,870     $  22,377       $ 20,273       $(42,650)     $  22,870
                                        =======     =========       ========       ========      =========

                               WILLIAM LYON HOMES

                                  (UNAUDITED)

                     CONSOLIDATING STATEMENT OF CASH FLOWS

                      NINE MONTHS ENDED SEPTEMBER 30, 2001
                                 (IN THOUSANDS)

                                                             UNCONSOLIDATED
                                                 ---------------------------------------
                                                 DELAWARE   WILLIAM LYON   NON-GUARANTOR   ELIMINATING   CONSOLIDATED
                                                   LYON     HOMES, INC.    SUBSIDIARIES      ENTRIES       COMPANY
                                                 --------   ------------   -------------   -----------   ------------
Operating activities:
  Net income...................................  $ 27,377    $  25,896       $  14,773      $(40,669)     $  27,377

  Adjustments to reconcile net income to net
     cash (used in) provided by operating
     activities:
     Depreciation and amortization.............        --        1,816              90            --          1,906
     Equity in income of unconsolidated joint
       ventures................................        --       (2,872)         (9,215)           --        (12,087)
     Equity in earnings of subsidiaries........   (27,500)     (13,292)             --        40,792             --
     Provision for income taxes................        --        3,317              --            --          3,317

     Net changes in operating assets and
       liabilities:
       Receivables.............................        --        2,020           5,462            --          7,482
       Intercompany receivables/payables.......     2,594       (2,471)             --          (123)            --
       Real estate inventories.................        --      (86,079)            440            --        (85,639)
       Deferred loan costs.....................    (2,471)         364              --            --         (2,107)
       Other assets............................        --        2,432              26            --          2,458
       Accounts payable........................        --        2,092             (53)           --          2,039
       Accrued expenses........................        --       (8,671)           (811)           --         (9,482)
                                                 --------    ---------       ---------      --------      ---------
  Net cash (used in) provided by operating
     activities................................        --      (75,448)         10,712            --        (64,736)
                                                 --------    ---------       ---------      --------      ---------

Investing activities:
  Net change in investment in unconsolidated
     joint ventures............................        --       (1,645)         (1,179)           --         (2,824)
  Payments on (issuance of) notes receivable,
     net.......................................        --           --            (484)           --           (484)
  Purchases of property and equipment..........        --         (410)            (70)           --           (480)
  Investment in subsidiaries...................        --        6,649              --        (6,649)            --
  Advances from affiliates.....................     6,763           --              --        (6,763)            --
                                                 --------    ---------       ---------      --------      ---------
  Net cash provided by (used in) investing
     activities................................     6,763        4,594          (1,733)      (13,412)        (3,788)
                                                 --------    ---------       ---------      --------      ---------

Financing activities:
  Proceeds from borrowings on notes payable....        --      357,054         134,894            --        491,948
  Principal payments on notes payable..........        --     (289,122)       (136,454)           --       (425,576)
  Repurchase of 12 1/2% Senior Notes...........   (51,637)          --              --            --        (51,637)
  Reissuance of 12 1/2% Senior Notes...........    44,715           --              --            --         44,715
  Distributions to/contributions from
     shareholders..............................        --        1,369          (7,614)        6,245             --
  Common stock issued for exercised options....       159           --              --            --            159
  Advances to affiliates.......................        --       (7,167)             --         7,167             --
                                                 --------    ---------       ---------      --------      ---------
  Net cash (used in) provided by financing
     activities................................    (6,763)      62,134          (9,174)       13,412         59,609
                                                 --------    ---------       ---------      --------      ---------
Net decrease in cash and cash equivalents......        --       (8,720)           (195)           --         (8,915)
Cash and cash equivalents at beginning of
  period.......................................        --       12,746           1,965            --         14,711
                                                 --------    ---------       ---------      --------      ---------
Cash and cash equivalents at end of period.....  $     --    $   4,026       $   1,770      $     --      $   5,796
                                                 ========    =========       =========      ========      =========

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

     The Company purchased real estate projects for a total purchase price of $869,000 during the nine months ended September 30, 2000 from entities controlled by William Lyon, Chairman of the Board of Directors and Chief Executive Officer of the Company and William H. Lyon, the son of William Lyon and a director and employee of the Company.

     On October 26, 2000, the Company's Board of Directors (with Messrs. William Lyon and William H. Lyon abstaining) approved the purchase of 579 lots for a total purchase price of $12,581,000 from an entity controlled by William Lyon and William H. Lyon. The terms of the purchase agreement provided for an initial option payment of $1,000,000 and a rolling option takedown of the lots. Phase takedowns of approximately 20 lots each are anticipated to occur at two to three month intervals for each of several product types through September 2004. In addition, one-half of the net profits, as defined, in excess of six percent from the development are to be paid to the seller. During the nine months ended September 30, 2001, the Company purchased 104 lots under this agreement for a total purchase price of $1,975,000. This land acquisition qualifies as an affiliate transaction under the Company's 12 1/2% Senior Notes due July 1, 2003 Indenture dated as of June 29, 1994, as amended ("Indenture"). Pursuant to the terms of the Indenture, the Company has determined that the land acquisition is on terms that are no less favorable to the Company than those that would have been obtained in a comparable transaction by the Company with an unrelated person. The Company has delivered to the Trustee under the Indenture a resolution of the Board of Directors of the Company set forth in an Officers' Certificate certifying that the land acquisition is on terms that are no less favorable to the Company than those that would have been obtained in a comparable transaction by the Company with an unrelated person and the land acquisition has been approved by a majority of the disinterested members of the Board of Directors of the Company. Further, the Company has delivered to the Trustee under the Indenture a determination of value by a real estate appraisal firm which is of regional standing in the region in which the subject property is located and is MAI certified.

     For the three and nine months ended September 30, 2001, the Company incurred reimbursable on-site labor costs of $72,000 and $165,000, respectively for providing customer service to real estate projects developed by entities controlled by William Lyon and William H. Lyon, of which $48,000 was due to the Company at September 30, 2001.

     For the three and nine months ended September 30, 2000, the Company earned management fees of $49,000 and $330,000, respectively, and on-site labor cost reimbursements of $132,000 and $408,000, respectively, for managing and selling real estate owned by entities controlled by William Lyon and William H. Lyon.

     For the three and nine months ended September 30, 2001, the Company incurred charges of $183,000 and $547,000, respectively, related to rent on its corporate office, from a trust of which William H. Lyon is the sole beneficiary.

                               WILLIAM LYON HOMES

                                  (UNAUDITED)

     For the three and nine months ended September 30, 2000, the Company incurred charges of $182,000 and $535,000, respectively, related to rent on its corporate office, from a trust of which William H. Lyon is the sole beneficiary.

     During the three and nine months ended September 30, 2001, the Company incurred charges of $36,000 and $98,000, respectively, related to the charter and use of aircraft owned by an affiliate of William Lyon.

NOTE 6 -- STOCKHOLDERS' EQUITY

     On September 20, 2001 the Company announced that the Company's Board of Directors had authorized a program to repurchase up to 20% of the Company's outstanding common shares. Under the plan, the stock will be purchased in the open market or privately negotiated transactions from time to time in compliance with Securities and Exchange Commission Rule 10b-18, subject to market conditions, applicable legal requirements and other factors. The timing and amounts of any purchases will be as determined by the Company's management from time to time or may be suspended at any time or from time to time without prior notice, depending on market conditions and other factors they deem relevant. The repurchased shares will be held as treasury stock and used for general corporate purposes. As of September 30, 2001, the Company had 10,588,560 shares outstanding and no shares had been purchased under this program.

     During the nine months ended September 30, 2001, certain officers and directors exercised options to purchase 18,337 shares of the Company's common stock at a price of $8.6875 per share in accordance with the William Lyon Homes 2000 Stock Incentive Plan.

     Effective on February 21, 2001 and May 14, 2001, the Company issued options under the William Lyon Homes 2000 Stock Incentive Plan to purchase 12,500 and 20,000 shares of common stock, at $9.10 and $13.00 per share, respectively. The options vest one-third per year at the end of each of the first three years. All unexercised options expire at the end of the tenth year.

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

RESULTS OF OPERATIONS

  OVERVIEW AND RECENT RESULTS

     Selected financial and operating information for the Company and its unconsolidated joint ventures as of and for the periods presented is as follows:

                                                       THREE MONTHS ENDED SEPTEMBER 30,
                             -------------------------------------------------------------------------------------
                                               2001                                        2000
                             -----------------------------------------   -----------------------------------------
                                            UNCONSOLIDATED                              UNCONSOLIDATED
                               COMPANY          JOINT        COMBINED      COMPANY          JOINT        COMBINED
                             WHOLLY-OWNED      VENTURES        TOTAL     WHOLLY-OWNED      VENTURES        TOTAL
                             ------------   --------------   ---------   ------------   --------------   ---------
Selected Financial
  Information (dollars in
  thousands)
  Units closed.............         461             134            595          396             147            543
                               ========        ========      =========     ========        ========      =========
  Home sales revenue.......    $107,629        $ 63,774      $ 171,403     $ 88,633        $ 62,844      $ 151,477
  Cost of sales............     (89,413)        (50,976)      (140,389)     (73,816)        (52,763)      (126,579)
                               --------        --------      ---------     --------        --------      ---------
         Gross margin......    $ 18,216        $ 12,798      $  31,014     $ 14,817        $ 10,081      $  24,898
                               ========        ========      =========     ========        ========      =========
         Gross margin
           percentage......        16.9%           20.1%          18.1%        16.7%           16.0%          16.4%
                               ========        ========      =========     ========        ========      =========
Number of homes closed
  California...............         247             134            381          279             147            426
  Arizona..................          76               0             76           58               0             58
  Nevada...................         138               0            138           58               0             58
  New Mexico(1)............          --              --             --            1               0              1
                               --------        --------      ---------     --------        --------      ---------
         Total.............         461             134            595          396             147            543
                               ========        ========      =========     ========        ========      =========
Average sales price
  California...............    $273,500        $475,900      $ 344,700     $245,600        $427,500      $ 308,400
  Arizona..................     137,600               0        137,600      130,700               0        130,700
  Nevada...................     214,600               0        214,600      214,000               0        214,000
  New Mexico(1)............          --              --             --      123,500               0        123,500
                               --------        --------      ---------     --------        --------      ---------
         Total.............    $233,500        $475,900      $ 288,100     $223,800        $427,500      $ 279,000
                               ========        ========      =========     ========        ========      =========
Number of net new home
  orders
  California...............         199             153            352          277             214            491
  Arizona..................          97               0             97           81               0             81
  Nevada...................         101               0            101          107               0            107
  New Mexico(1)............          --              --             --            0               0              0
                               --------        --------      ---------     --------        --------      ---------
         Total.............         397             153            550          465             214            679
                               ========        ========      =========     ========        ========      =========
Average number of sales
  locations during period
  California...............          14              14             28           18              13             31
  Arizona..................           7               0              7            5               0              5
  Nevada...................           6               0              6            5               0              5
  New Mexico(1)............          --              --             --            0               0              0
                               --------        --------      ---------     --------        --------      ---------
         Total.............          27              14             41           28              13             41
                               ========        ========      =========     ========        ========      =========

                                                              AS OF SEPTEMBER 30,
                             -------------------------------------------------------------------------------------
                                               2001                                        2000
                             -----------------------------------------   -----------------------------------------
                                            UNCONSOLIDATED                              UNCONSOLIDATED
                               COMPANY          JOINT        COMBINED      COMPANY          JOINT        COMBINED
                             WHOLLY-OWNED      VENTURES        TOTAL     WHOLLY-OWNED      VENTURES        TOTAL
                             ------------   --------------   ---------   ------------   --------------   ---------
Backlog of homes sold but
  not closed at end of
  period
  California...............         366             333            699          400             363            763
  Arizona..................         161               0            161          137               0            137
  Nevada...................         169               0            169          107               0            107
  New Mexico(1)............          --              --             --            0               0              0
                               --------        --------      ---------     --------        --------      ---------
         Total.............         696             333          1,029          644             363          1,007
                               ========        ========      =========     ========        ========      =========
Dollar amount of backlog of
  homes sold but not closed
  at end of period (dollars
  in thousands)
  California...............    $113,718        $149,677      $ 263,395     $109,013        $162,334      $ 271,347
  Arizona..................      28,792               0         28,792       19,999               0         19,999
  Nevada...................      36,288               0         36,288       22,095               0         22,095
  New Mexico(1)............          --              --             --            0               0              0
                               --------        --------      ---------     --------        --------      ---------
         Total.............    $178,798        $149,677      $ 328,475     $151,107        $162,334      $ 313,441
                               ========        ========      =========     ========        ========      =========

                                  AS OF SEPTEMBER 30,
                             -----------------------------
                                 2001            2000
                             ------------   --------------
Lots owned and controlled
  California...............       6,063           5,794
  Arizona..................       2,572           1,886
  Nevada...................         896             814
  New Mexico(1)............          --               6
                               --------        --------
         Total.............       9,531           8,500
                               ========        ========

                                                        NINE MONTHS ENDED SEPTEMBER 30,
                             -------------------------------------------------------------------------------------
                                               2001                                        2000
                             -----------------------------------------   -----------------------------------------
                                            UNCONSOLIDATED                              UNCONSOLIDATED
                               COMPANY          JOINT        COMBINED      COMPANY          JOINT        COMBINED
                             WHOLLY-OWNED      VENTURES        TOTAL     WHOLLY-OWNED      VENTURES        TOTAL
                             ------------   --------------   ---------   ------------   --------------   ---------
Selected Financial
  Information (dollars in
  thousands)
  Units closed.............       1,212             384          1,596        1,102             547          1,649
                              =========       =========      =========    =========       =========      =========
  Home sales revenue.......   $ 278,252       $ 173,308      $ 451,560    $ 247,384       $ 211,229      $ 458,613
  Cost of sales............    (231,977)       (140,373)      (372,350)    (202,737)       (175,320)      (378,057)
                              ---------       ---------      ---------    ---------       ---------      ---------
         Gross margin......   $  46,275       $  32,935      $  79,210    $  44,647       $  35,909      $  80,556
                              =========       =========      =========    =========       =========      =========
         Gross margin
           percentage......        16.6%           19.0%          17.5%        18.0%           17.0%          17.6%
                              =========       =========      =========    =========       =========      =========
Number of homes closed
  California...............         656             384          1,040          725             547          1,272
  Arizona..................         201               0            201          102               0            102
  Nevada...................         355               0            355          239               0            239
  New Mexico(1)............          --              --             --           36               0             36
                              ---------       ---------      ---------    ---------       ---------      ---------
         Total.............       1,212             384          1,596        1,102             547          1,649
                              =========       =========      =========    =========       =========      =========
Average sales price
  California...............   $ 265,300       $ 451,300      $ 334,000    $ 255,700       $ 386,200      $ 311,800
  Arizona..................     142,200               0        142,200      136,300               0        136,300
  Nevada...................     213,000               0        213,000      181,700               0        181,700
  New Mexico(1)............          --              --             --      130,800               0        130,800
                              ---------       ---------      ---------    ---------       ---------      ---------
         Total.............   $ 229,600       $ 451,300      $ 282,900    $ 224,500       $ 386,200      $ 278,100
                              =========       =========      =========    =========       =========      =========
Number of net new home
  orders
  California...............         816             533          1,349          839             723          1,562
  Arizona..................         282               0            282          222               0            222
  Nevada...................         427               0            427          221               0            221
  New Mexico(1)............          --              --             --           21               0             21
                              ---------       ---------      ---------    ---------       ---------      ---------
         Total.............       1,525             533          2,058        1,303             723          2,026
                              =========       =========      =========    =========       =========      =========
Average number of sales
  locations during period
  California...............          14              12             26           18              13             31
  Arizona..................           6               0              6            5               0              5
  Nevada...................           7               0              7            5               0              5
  New Mexico(1)............          --              --             --            0               0              0
                              ---------       ---------      ---------    ---------       ---------      ---------
         Total.............          27              12             39           28              13             41
                              =========       =========      =========    =========       =========      =========

---------------
(1) The Company ceased its operations in New Mexico in mid-2000.

     Homes in backlog are generally closed within three to six months. The dollar amount of backlog of homes sold but not closed as of September 30, 2001 was $328.5 million, as compared to $313.4 million as of September 30, 2000 and $330.1 million as of June 30, 2001. The cancellation rate of buyers who contracted to buy a home but did not close escrow at the Company's projects was approximately 20% during 2000, 22% during the first nine months of 2001 and 33% during the three months ended September 30, 2001.

     The number of net new home orders for the quarter ended September 30, 2001 decreased 19% to 550 units from 679 for the third quarter of 2000. For the third quarter of 2001, the number of net new home orders decreased 28% to 550 from 767 units in the second quarter of 2001. The number of homes closed in the third quarter of 2001 increased 10 percent to 595 from 543 in the third quarter of 2000. The backlog of homes sold but not closed as of September 30, 2001 was 1,029, up 2 percent from 1,007 units a year earlier, and down 4 percent from 1,074 units at June 30, 2001.

     The Company believes that the decrease in the number of net new home orders and the increase in the cancellation rate during the third quarter of 2001, as described above, are indications of a weakening economy whose short-term outlook has become more uncertain following the unprecedented and tragic events of September 11, 2001. The full impact of these events and the weakening economy on the homebuilding industry and the Company's operations is unknown at this time; however, consumer uncertainty could have an adverse effect on housing demand.

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

  COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2001 TO THREE MONTHS ENDED SEPTEMBER 30, 2000

     Operating revenue for the three months ended September 30, 2001 was $109.5 million, an increase of $18.5 million (20.3%) from operating revenue of $91.0 million for the three months ended September 30, 2000. Revenue from sales of homes increased $19.0 million (21.4%) to $107.6 million in the 2001 period from $88.6 million in the 2000 period. This increase was primarily due to an increase in the number of wholly-owned units closed to 461 in the 2001 period from 396 in the 2000 period, along with an increase in the average sales prices of wholly-owned units due to product mix to $233,500 in the 2001 period from $223,800 in the 2000 period. Management fee income decreased by $0.4 million to $1.9 million in the 2001 period from $2.3 million in the 2000 period primarily due to a decrease in the number of unconsolidated joint venture units closed to 134 in the 2001 period from 147 in the 2000 period.

     Total operating income increased from $9.0 million in the 2000 period to $11.4 million in the 2001 period. The excess of revenue from sales of homes over the related cost of sales increased by $3.4 million to $18.2 million in the 2001 period from $14.8 million in the 2000 period, resulting in an increase in gross margins of 0.2 percent to 16.9 percent in the 2001 period from 16.7 percent in the 2000 period. This was primarily due to an increase in the number of wholly-owned units closed to 461 units in the 2001 period from 396 units in the 2000 period, together with an increase in the average sales prices of wholly-owned units due to product mix to $233,500 in the 2001 period from $223,800 in the 2000 period. The Company's revenues and total operating income are affected by the proportion of units sold by the Company and those sold by unconsolidated joint ventures. While the average sales price of homes sold by joint ventures has been higher than the average sales price of wholly-owned units, the Company generally receives, after priority returns and capital distributions, approximately 50% of the profits and losses and cash flows from joint ventures. Sales and marketing expenses increased by $0.5 million to $4.6 million in the 2001 period from $4.1 million in the 2000 period primarily due to the increased sales volume. General and administrative expenses increased by $1.0 million to $8.4 million in the 2001 period from $7.4 million in the 2000 period, primarily as a result of increases in salaries and benefits related to the Company's increased operations. Equity in income of unconsolidated joint ventures amounting to $4.8 million was recognized in the 2001 period, up from $3.8 million in the comparable period for 2000, primarily as a result of increased margins realized by the unconsolidated joint ventures, offset by a decrease in the number of units closed to 134 in the 2001 period from 147 in the 2000 period.

     Total interest incurred decreased $1.4 million (20.0%) from $7.0 million in the 2000 period to $5.6 million in the 2001 period primarily as a result of (1) the replacement of the Company's prior $100.0 million working capital facility with revolving credit facilities (see description below) with lower effective borrowing costs, (2) reduction of the outstanding principal balance of 12 1/2% Senior Notes through the secured working capital facilities with lower effective borrowing costs and (3) decreases in interest rates. All interest incurred was capitalized in the 2001 period while $1.2 million of interest incurred was expensed in the 2000 period as a result of a decrease in total interest incurred and an increase in interest capitalized to real estate inventories.

     Other income (expense), net increased to $1.8 million in the 2001 period from $1.1 million in the 2000 period primarily as a result of increased income from the Company's design center and mortgage company operations.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2001 TO NINE MONTHS ENDED SEPTEMBER 30, 2000

     Operating revenue for the nine months ended September 30, 2001 was $290.3 million, an increase of $35.6 million (14.0%) from operating revenue of $254.7 million for the nine months ended September 30, 2000. Revenue from sales of homes increased $30.9 million (12.5%) to $278.3 million in the 2001 period from $247.4 million in the 2000 period. This increase was primarily due to an increase in the number of wholly-owned units closed to 1,212 in the 2001 period from 1,102 in the 2000 period, and an increase in the average sales prices of wholly-owned units to $229,600 in the 2001 period from $224,500 in the 2000 period. Revenue from sales of lots, land and other increased $6.1 million to $7.1 million in the 2001 period from $1.0 million in the 2000 period as a result of the sale of two commercial sites in Southern California and Arizona in the 2001 period. Management fee income decreased by $1.3 million to $5.0 million in the 2001 period from $6.3 million in the 2000 period primarily due to a decrease in the number of unconsolidated joint venture units closed to 384 in the 2001 period from 547 in the 2000 period.

     Total operating income decreased from $29.4 million in the 2000 period to $26.8 million in the 2001 period. The excess of revenue from sales of homes over the related cost of sales increased by $1.7 million to $46.3 million in the 2001 period from $44.6 million in the 2000 period primarily due to an increase in the number of wholly-owned units closed to 1,212 units in the 2001 period from 1,102 units in the 2000 period, and an increase in the average sales prices of wholly-owned units to $229,600 in the 2001 period from $224,500 in the 2000 period, offset by a decline in gross margins of 1.4 percent to 16.6 percent in the 2001 period from 18.0 percent in the 2000 period primarily due to a change in the mix of product. The Company's revenues and total operating income are affected by the proportion of units sold by the Company and those sold by unconsolidated joint ventures. While the average sales price of homes sold by joint ventures has been higher than the average sales price of wholly-owned units, the Company generally receives, after priority returns and capital distributions, approximately 50% of the profits and losses and cash flows from joint ventures. Sales and marketing expenses increased by $1.9 million to $13.0 million in the 2001 period from $11.1 million in the 2000 period primarily due to the increased sales volume. General and administrative expenses increased by $1.5 million to $25.3 million in the 2001 period from $23.8 million in the 2000 period, primarily as a result of increases in salaries and benefits related to the Company's increased operations, offset by a reduction in outside consultants' expense and legal expense. Equity in income of unconsolidated joint ventures amounting to $12.1 million was recognized in the 2001 period, down from $14.3 million in the comparable period for 2000 primarily as a result of a decrease in the number of units closed to 384 in the 2001 period from 547 in the 2000 period.

     Total interest incurred decreased $2.6 million (13.4%) from $19.4 million in the 2000 period to $16.8 million in the 2001 period primarily as a result of
(1) the replacement of the Company's prior $100.0 million working capital facility with revolving credit facilities (see description below) with lower effective borrowing costs, (2) reduction of the outstanding principal balance of 12 1/2% Senior Notes through the secured working capital facilities with lower effective borrowing costs and (3) decreases in interest rates. Net interest expense decreased to $0.2 million in the 2001 period from $4.7 million in the 2000 period as a result of a decrease in total interest incurred and an increase in interest capitalized to real estate inventories.

     Other income (expense), net increased to $4.1 million in the 2001 period from $3.7 million in the 2000 period primarily as a result of an increase in income from the Company's design center and mortgage company operations, offset by a gain from the sale of an office building in the 2000 period.

FINANCIAL CONDITION AND LIQUIDITY

     The Company provides for its ongoing cash requirements principally from internally generated funds from the sales of real estate and from outside borrowings and by joint venture financing with venture partners that provide a substantial portion of the capital required for certain projects. The Company currently maintains the following major credit facilities: 12 1/2% Senior Notes (the "Senior Notes"), secured revolving credit facilities ("Revolving Credit Facilities") and an unsecured revolving line of credit with a commercial bank ("Unsecured Revolving Line"). The Company also finances certain projects with construction loans secured by real estate inventories and finances certain land acquisitions with seller-provided financing.

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

  SENIOR NOTES

     As of September 30, 2001, the Company's outstanding balance under its 12 1/2% Senior Notes was $70,279,000. On May 1, 2001, the Company completed a consent solicitation with respect to the 12 1/2% Senior Notes and received consents from holders of $39,279,000 of the then outstanding notes to extend the maturity date from July 1, 2001 to July 1, 2003 and to make certain amendments to the note covenants. Although the Company initially intended to accept consents from no more than 50% of holders, the Company elected to accept additional consents, as contemplated by the consent solicitation documents. The consenting holders received a consent fee of 4% of the principal balance. Subsequently, during May and June 2001, the Company had also repurchased $31,444,000 of the Senior Notes from non-consenting holders.

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

     In July 2001, the Company repaid all of the remaining 12 1/2% Senior Notes which matured on July 1, 2001 amounting to $5,893,000.

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

     The Indenture governing the Senior Notes restricts Delaware Lyon and certain of its subsidiaries with respect to, among other things: (1) the payment of dividends on and redemptions of capital stock, (2) the incurrence of indebtedness or the issuance of preferred stock, (3) the creation of certain liens, (4) consolidation or mergers with or transfers of all or substantially all of its assets and (5) transactions with affiliates. These restrictions are subject to a number of important qualifications and exceptions.

  REVOLVING CREDIT FACILITIES

     The Revolving Credit Facilities have an aggregate maximum loan commitment of $180.0 million and mature at various dates beginning in 2002 through September 2004. The collateral for the loans provided by the Revolving Credit Facilities includes substantially all real estate of the Company (excluding assets which are pledged as collateral for construction notes payable described below and excluding assets of partnerships and limited liability companies). Although the aggregate maximum loan commitment for these loans is $180.0 million, the credit facilities have limitations on the amounts which can be borrowed at any time based on assets which are included in the credit facilities and the specified borrowings permitted under borrowing base calculations. The undrawn availability at September 30, 2001 was $36.3 million and the principal outstanding under the Revolving Credit Facilities at September 30, 2001 was $127.3 million. Pursuant to the terms of the Revolving Credit Facilities, outstanding advances bear interest at various rates which approximate the prime rate. The Revolving Credit Facilities include financial covenants which may limit the amount which may be borrowed thereunder.

  UNSECURED REVOLVING LINE

     Effective March 8, 2001 the Company obtained an unsecured revolving line of credit with a commercial bank in the amount of $10.0 million. The Unsecured Revolving Line bears interest at prime plus 1% and matures on March 12, 2002. The Unsecured Revolving Line includes financial covenants which may limit the amount which may be borrowed thereunder. As of September 30, 2001 $8.0 million was outstanding under the Unsecured Revolving Line.

  CONSTRUCTION NOTES PAYABLE

     At September 30, 2001, the Company had construction notes payable amounting to $15.1 million related to various real estate projects. The notes are due as units close or at various dates on or before December 31, 2002 and bear interest at rates of prime plus 0.25% to prime plus 0.50%.

  SELLER FINANCING

     Another source of financing available to the Company is seller-provided financing for land acquired by the Company. At September 30, 2001, the Company had $20.3 million of notes payable outstanding related to land acquisitions for which seller financing was provided.

  REVOLVING MORTGAGE WAREHOUSE CREDIT FACILITY

     The Company has a $15.0 million revolving mortgage warehouse credit facility with a bank to fund its mortgage origination operations. Mortgage loans are generally held for a short period of time and are typically sold to investors within 7 to 15 days following funding. Borrowings are secured by the related mortgage loans held for sale. At September 30, 2001 the outstanding balance was $5.6 million. The facility, which has a current maturity date of May 31, 2002, also contains a financial covenant requiring the Company to maintain cash and/or marketable securities on the books of account of its subsidiary, Duxford Financial, Inc., a California corporation ("Duxford") in an amount equal to no less than $1.0 million and a financial covenant requiring the Company to maintain total assets net of total liabilities and net of amounts receivable from the Company and/or affiliates on the books of account of Duxford in an amount equal to no less than $1.0 million.

  JOINT VENTURE FINANCING

     As of September 30, 2001, the Company and certain of its subsidiaries are general partners or members in joint ventures involved in the development and sale of residential projects. Such joint ventures are 50% or less owned and, accordingly, the financial statements of such joint ventures are not consolidated with the Company's financial statements. The Company's investments in unconsolidated joint ventures are accounted for using the equity method. See
Note 2 of "Notes to Consolidated Financial Statements" for condensed combined financial information for these joint ventures. Based upon current estimates, substantially all future development and construction costs will be funded by the Company's venture partners or from the proceeds of construction financing obtained by the joint ventures.

     As of September 30, 2001, the Company's investment in and advances to such joint ventures was approximately $58.0 million and the Company's venture partners' investment in such joint ventures was approximately $159.6 million. In addition, certain joint ventures have obtained financing from land sellers or construction lenders which amounted to approximately $75.9 million at September 30, 2001.

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

  CASH FLOWS -- COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2001 TO NINE MONTHS ENDED SEPTEMBER 30, 2000

     Net cash used in operating activities increased to $64.7 million in the 2001 period from $29.5 million in the 2000 period. The change was primarily as a result of an increase in real estate inventories in the 2001 period.

     Net cash used in investing activities was $3.8 million in the 2001 period and net cash provided by investing activities was $7.5 million in the 2000 period. The change was primarily as a result of decreased net cash received from unconsolidated joint ventures in the 2001 period.

     Net cash provided by financing activities increased to $59.6 million in the 2001 period from $35.8 million in the 2000 period primarily as a result of increased net borrowings on notes payable.

DESCRIPTION OF PROJECTS

     The Company's homebuilding projects usually take two to five years to develop. The following table presents project information relating to each of the Company's homebuilding divisions.

                                                                                       HOMES CLOSED
                                                                                       FOR THE NINE
                                         ESTIMATED     UNITS CLOSED     LOTS OWNED     MONTH PERIOD
                            YEAR OF      NUMBER OF         AS OF           AS OF           ENDED        BACKLOG AT
                             FIRST       HOMES AT      SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
 PROJECT (COUNTY) PRODUCT   DELIVERY   COMPLETION(1)       2001            2001            2001         2001(2)(4)
 ------------------------   --------   -------------   -------------   -------------   -------------   -------------
                                                SOUTHERN CALIFORNIA
WHOLLY-OWNED:
Oak Park II -- Irvine
  (Orange County).........    1998           102             102               0              30               0
                                          ------           -----           -----           -----           -----
Solana at Talega (Orange
  County).................    1999           120             120               0              29               0
                                          ------           -----           -----           -----           -----
Lyon Vineyard (San
  Bernardino County)......    2000           100             100               0              11               0
                                          ------           -----           -----           -----           -----
Lyon Orchard (San
  Bernardino County)......    2000            81              81               0               2               0
                                          ------           -----           -----           -----           -----
Archibald Ranch (San
  Bernardino County)......    2000           113              99              14              78              12
                                          ------           -----           -----           -----           -----
Crown Ridge -- Palmdale
  (Los Angeles County)....    2000            71              71               0              45               0
                                          ------           -----           -----           -----           -----
Andover -- West Irvine
  (Orange County).........    2001           138              21              95              21              50
                                          ------           -----           -----           -----           -----
Terraza at Vista del Verde
  -- Yorba Linda (Orange
  County).................    2001           106               0             106               0              19
                                          ------           -----           -----           -----           -----
Providence Ranch
  (Riverside County)......    2001            97              50              47              50              25
                                          ------           -----           -----           -----           -----
Cantada -- Oxnard (Ventura
  County).................    2002           113               0             113               0              17
                                          ------           -----           -----           -----           -----
Monticello -- North Park
  Square (Orange County)..    2002           112               0              56               0               8
                                          ------           -----           -----           -----           -----
Montellano at Talega
  (Orange County).........    2002            63               0              63               0               0
                                          ------           -----           -----           -----           -----
Sterling Glen at Ladera
  Ranch (Orange County)...    2002           102               0             102               0               0
                                          ------           -----           -----           -----           -----
    Total wholly-owned....                 1,318             644             596             266             131
                                          ------           -----           -----           -----           -----
UNCONSOLIDATED JOINT
  VENTURES:
White Cloud Estates
  (Ventura County)........    1999            78              78               0               1               0
                                          ------           -----           -----           -----           -----
Lyon Monterrey
  (Orange County).........    1999            99              99               0              24               0
                                          ------           -----           -----           -----           -----
Reston at Ladera Ranch
  (Orange County).........    2000           117              56              61              40              56
                                          ------           -----           -----           -----           -----
Hampton Road at Ladera
  Ranch (Orange County)...    2000            82              32              50              32              27
                                          ------           -----           -----           -----           -----
Compass Pointe at Forster
  Ranch (Orange County)...    2000            92              64              28              43              17
                                          ------           -----           -----           -----           -----
Avalon at Summerlane
  (Orange County).........    2000           113              76              37              48              37
                                          ------           -----           -----           -----           -----
Beachside  -  Huntington
  Beach (Orange County)...    2001            86               0              86               0              32
                                          ------           -----           -----           -----           -----
Quintana (Ventura
  County).................    2001            90               0              90               0               7
                                          ------           -----           -----           -----           -----
Moorpark (Ventura
  County).................    2002            70               0              70               0               0
                                          ------           -----           -----           -----           -----
    Total unconsolidated
      joint ventures......                   827             405             422             188             176
                                          ------           -----           -----           -----           -----
SOUTHERN CALIFORNIA
  REGION TOTAL............                 2,145           1,049           1,018             454             307
                                          ======           =====           =====           =====           =====


                                SALES PRICE
 PROJECT (COUNTY) PRODUCT         RANGE(3)
 ------------------------   --------------------
                            SOUTHERN CALIFORNIA
WHOLLY-OWNED:
Oak Park II -- Irvine
  (Orange County).........  $  165,000 - 251,000
Solana at Talega (Orange
  County).................  $  285,000 - 355,000
Lyon Vineyard (San
  Bernardino County)......  $  218,000 - 253,000
Lyon Orchard (San
  Bernardino County)......  $  171,000 - 200,000
Archibald Ranch (San
  Bernardino County)......  $  208,000 - 252,000
Crown Ridge -- Palmdale
  (Los Angeles County)....  $  160,000 - 185,000
Andover -- West Irvine
  (Orange County).........  $  247,000 - 297,000
Terraza at Vista del Verde
  -- Yorba Linda (Orange
  County).................  $  500,000 - 550,000
Providence Ranch
  (Riverside County)......  $  210,000 - 245,000
Cantada -- Oxnard (Ventura
  County).................  $  285,000 - 312,000
Monticello -- North Park
  Square (Orange County)..  $  260,000 - 315,000
Montellano at Talega
  (Orange County).........  $  645,000 - 725,000
Sterling Glen at Ladera
  Ranch (Orange County)...  $  410,000 - 445,000
    Total wholly-owned....
UNCONSOLIDATED JOINT
  VENTURES:
White Cloud Estates
  (Ventura County)........  $  302,000 - 350,000
Lyon Monterrey
  (Orange County).........  $  360,000 - 428,000
Reston at Ladera Ranch
  (Orange County).........  $  350,000 - 425,000
Hampton Road at Ladera
  Ranch (Orange County)...  $  435,000 - 477,000
Compass Pointe at Forster
  Ranch (Orange County)...  $  540,000 - 575,000
Avalon at Summerlane
  (Orange County).........  $  435,000 - 490,000
Beachside  -  Huntington
  Beach (Orange County)...  $  520,000 - 570,000
Quintana (Ventura
  County).................  $  495,000 - 610,000
Moorpark (Ventura
  County).................  $  425,000 - 460,000
    Total unconsolidated
      joint ventures......
SOUTHERN CALIFORNIA
  REGION TOTAL............

                                                                                       HOMES CLOSED
                                                                                       FOR THE NINE
                                         ESTIMATED     UNITS CLOSED     LOTS OWNED     MONTH PERIOD
                            YEAR OF      NUMBER OF         AS OF           AS OF           ENDED        BACKLOG AT
                             FIRST       HOMES AT      SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
 PROJECT (COUNTY) PRODUCT   DELIVERY   COMPLETION(1)       2001            2001            2001         2001(2)(4)
 ------------------------   --------   -------------   -------------   -------------   -------------   -------------
                                                NORTHERN CALIFORNIA
WHOLLY-OWNED:
St. Helena Westminster
  Estates (Napa County)...    1999            23              23               0               1               0
                                          ------           -----           -----           -----           -----
Lyon Villas (San Joaquin
  County).................    1999           135              81              54               9               0
                                          ------           -----           -----           -----           -----
Lyon Estates (San Joaquin
  County).................    1997           120              79              41              12               1
                                          ------           -----           -----           -----           -----
Lyon Ironwood (San Joaquin
  County).................    2000           116              49              55              49              26
                                          ------           -----           -----           -----           -----
Lyon Edgewood (San Joaquin
  County).................    2000            87              87               0              10               0
                                          ------           -----           -----           -----           -----
Lyon Edgewood 2
  (San Joaquin County)....    2000            65              65               0              44               0
                                          ------           -----           -----           -----           -----
Lyon Rhapsody
  (Contra Costa County)...    2001            81               7              74               7              37
                                          ------           -----           -----           -----           -----
Lyon Estates at
  Stonebridge
  (San Joaquin County)....    2001           103               0              44               0              17
                                          ------           -----           -----           -----           -----
Lyon Palazzo (Sacramento
  County).................    2001           100               8              92               8              31
                                          ------           -----           -----           -----           -----
Lyon Seasons (Stanislaus
  County).................    2002            71               0              71               0               0
                                          ------           -----           -----           -----           -----
    Total wholly-owned....                   901             399             431             140             112
                                          ------           -----           -----           -----           -----

UNCONSOLIDATED JOINT
  VENTURES:
The Ranch at Silver Creek
  (Santa Clara County)....    2002           538               0             538               0               0
                                          ------           -----           -----           -----           -----
Lyon Groves (Contra Costa
  County).................    1999           103             103               0              20               0
                                          ------           -----           -----           -----           -----
Lyon Ridge (Contra Costa
  County).................    1999           127             106              21              52              15
                                          ------           -----           -----           -----           -----
Manor at Thomas Ranch
  (Contra Costa County)...    1999            63              63               0               1               0
                                          ------           -----           -----           -----           -----
Plantation at Thomas Ranch
  (Contra Costa County)...    1999            77              77               0              22               0
                                          ------           -----           -----           -----           -----
Henry Ranch (Contra Costa
  County)
  Lyon Tierra.............    2001            46              10              36              10              14
  Lyon Dorado.............    2001            54               4              50               4              14
                                          ------           -----           -----           -----           -----
                                             100              14              86              14              28
                                          ------           -----           -----           -----           -----
Woodlake Estates
  (Solano County)
  Paradise Valley.........    2003             9               0               9               0               0
  Brook...................    2001           121               0             121               0              20
  Falls...................    2001           102               4              98               4              31
                                          ------           -----           -----           -----           -----
                                             232               4             228               4              51
                                          ------           -----           -----           -----           -----
Stonebriar (El Dorado
  County)
  Lyon Casina.............    2001           123               0             123               0               9
  Lyon Prima..............    2001           137               0             137               0               7
                                          ------           -----           -----           -----           -----
                                             260               0             260               0              16
                                          ------           -----           -----           -----           -----
    Total unconsolidated
      joint ventures......                 1,500             367           1,133             113             110
                                          ------           -----           -----           -----           -----
NORTHERN CALIFORNIA REGION
  TOTAL...................                 2,401             766           1,564             253             222
                                          ======           =====           =====           =====           =====


                                SALES PRICE
 PROJECT (COUNTY) PRODUCT         RANGE(3)
 ------------------------   --------------------
                            NORTHERN CALIFORNIA
WHOLLY-OWNED:
St. Helena Westminster
  Estates (Napa County)...  $  495,000 - 565,000
Lyon Villas (San Joaquin
  County).................  $  203,000 - 279,000
Lyon Estates (San Joaquin
  County).................  $  290,000 - 327,000
Lyon Ironwood (San Joaquin
  County).................  $  228,000 - 297,000
Lyon Edgewood (San Joaquin
  County).................  $  198,000 - 287,000
Lyon Edgewood 2
  (San Joaquin County)....  $  233,000 - 279,000
Lyon Rhapsody
  (Contra Costa County)...  $  228,000 - 298,000
Lyon Estates at
  Stonebridge
  (San Joaquin County)....  $  291,000 - 329,000
Lyon Palazzo (Sacramento
  County).................  $  248,000 - 301,000
Lyon Seasons (Stanislaus
  County).................  $  268,000 - 323,000
    Total wholly-owned....
UNCONSOLIDATED JOINT
  VENTURES:
The Ranch at Silver Creek
  (Santa Clara County)....
Lyon Groves (Contra Costa
  County).................  $  269,000 - 353,000
Lyon Ridge (Contra Costa
  County).................  $  331,000 - 407,000
Manor at Thomas Ranch
  (Contra Costa County)...  $  544,000 - 657,000
Plantation at Thomas Ranch
  (Contra Costa County)...  $  643,000 - 799,000
Henry Ranch (Contra Costa
  County)
  Lyon Tierra.............  $  531,000 - 569,000
  Lyon Dorado.............  $883,000 - 1,003,000
Woodlake Estates
  (Solano County)
  Paradise Valley.........  $  353,000 - 378,000
  Brook...................  $  296,000 - 341,000
  Falls...................  $  323,000 - 386,000
Stonebriar (El Dorado
  County)
  Lyon Casina.............  $  311,000 - 376,000
  Lyon Prima..............  $  376,000 - 416,000
    Total unconsolidated
      joint ventures......
NORTHERN CALIFORNIA REGION
  TOTAL...................

                                                                                       HOMES CLOSED
                                                                                       FOR THE NINE
                                         ESTIMATED     UNITS CLOSED     LOTS OWNED     MONTH PERIOD
                            YEAR OF      NUMBER OF         AS OF           AS OF           ENDED        BACKLOG AT
                             FIRST       HOMES AT      SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
 PROJECT (COUNTY) PRODUCT   DELIVERY   COMPLETION(1)       2001            2001            2001         2001(2)(4)
 ------------------------   --------   -------------   -------------   -------------   -------------   -------------
                                                     SAN DIEGO
WHOLLY-OWNED:
Horsethief Canyon Ranch
  (Riverside County)
  Previously Closed
    Products..............    1989           963             963               0               0               0
  Series "400"............    1995           554             409             141              58              33
  Series "500"............    1995           445             386              63              54              30
                                          ------           -----           -----           -----           -----
                                           1,962           1,758             204             112              63
                                          ------           -----           -----           -----           -----
Sycamore Ranch
  (Riverside County)......    1997           195             103              92               1              16
                                          ------           -----           -----           -----           -----
Vail Ranch
  (San Diego County)......    2000           152             130              22              63              13
                                          ------           -----           -----           -----           -----
East Grove (San Diego
  County)
  Village C...............    2002            75               0              75               0               0
  Village D...............    2002            42               0              42               0               0
                                          ------           -----           -----           -----           -----
                                             117               0             117               0               0
                                          ------           -----           -----           -----           -----
Rancho Dorado
  (San Diego County)
  La Fuente...............    2000            56              56               0              20               0
  Loma Real...............    2000            89              53              25              34              15
  Los Reyes...............    2000            66              20              39              20              16
                                          ------           -----           -----           -----           -----
                                             211             129              64              74              31
                                          ------           -----           -----           -----           -----
    Total wholly-owned....                 2,637           2,120             499             250             123
                                          ------           -----           -----           -----           -----

UNCONSOLIDATED JOINT
  VENTURES:
Otay Ranch -- Saratogo
  Trails (San Diego
  County).................    1999            74              74               0               7               0
                                          ------           -----           -----           -----           -----
Otay Ranch -- Mendocino
  (San Diego County)......    1999           139             139               0              33               0
                                          ------           -----           -----           -----           -----
Otay Ranch -- (R-29)
  (San Diego County)......    2001            83               0              83               0              39
                                          ------           -----           -----           -----           -----
Rancho Dorado
  (San Diego County)
  Monte Verde.............    2000            65              63               2              43               2
                                          ------           -----           -----           -----           -----
East Grove (San Diego
  County)
  The Groves (Village
    A)....................    2001            96               0              96               0               2
  The Orchards (Village
    B)....................    2002            78               0              78               0               0
                                          ------           -----           -----           -----           -----
                                             174               0             174               0               2
                                          ------           -----           -----           -----           -----
4S Ranch -- Providence
  (San Diego County)......    2001           123               0             123               0               4
                                          ------           -----           -----           -----           -----
    Total unconsolidated
      joint ventures......                   658             276             382              83              47
                                          ------           -----           -----           -----           -----
SAN DIEGO REGION TOTAL....                 3,295           2,396             881             333             170
                                          ======           =====           =====           =====           =====


                                SALES PRICE
 PROJECT (COUNTY) PRODUCT         RANGE(3)
 ------------------------   --------------------
                                 SAN DIEGO
WHOLLY-OWNED:
Horsethief Canyon Ranch
  (Riverside County)
  Previously Closed
    Products..............
  Series "400"............  $  194,000 - 221,000
  Series "500"............  $  226,000 - 250,000
Sycamore Ranch
  (Riverside County)......  $  368,000 - 441,000
Vail Ranch
  (San Diego County)......  $  193,000 - 213,000
East Grove (San Diego
  County)
  Village C...............  $  376,000 - 416,000
  Village D...............  $  378,000 - 428,000
Rancho Dorado
  (San Diego County)
  La Fuente...............  $  293,000 - 322,000
  Loma Real...............  $  395,000 - 444,000
  Los Reyes...............  $  442,000 - 466,000
    Total wholly-owned....
UNCONSOLIDATED JOINT
  VENTURES:
Otay Ranch -- Saratogo
  Trails (San Diego
  County).................  $  258,000 - 276,000
Otay Ranch -- Mendocino
  (San Diego County)......  $  214,000 - 242,000
Otay Ranch -- (R-29)
  (San Diego County)......  $  251,000 - 268,000
Rancho Dorado
  (San Diego County)
  Monte Verde.............  $  354,000 - 404,000
East Grove (San Diego
  County)
  The Groves (Village
    A)....................  $  295,000 - 318,000
  The Orchards (Village
    B)....................  $  322,000 - 362,000
4S Ranch -- Providence
  (San Diego County)......  $  528,000 - 567,000
    Total unconsolidated
      joint ventures......
SAN DIEGO REGION TOTAL....

                                                                                       HOMES CLOSED
                                                                                       FOR THE NINE
                                         ESTIMATED     UNITS CLOSED     LOTS OWNED     MONTH PERIOD
                            YEAR OF      NUMBER OF         AS OF           AS OF           ENDED        BACKLOG AT
                             FIRST       HOMES AT      SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
 PROJECT (COUNTY) PRODUCT   DELIVERY   COMPLETION(1)       2001            2001            2001         2001(2)(4)
 ------------------------   --------   -------------   -------------   -------------   -------------   -------------
                                                      ARIZONA
WHOLLY-OWNED:
Crystal Gardens
  (Maricopa County).......    1997           157             157               0              14               0
                                          ------           -----           -----           -----           -----
Sage Creek -- Encanto
  (Maricopa County).......    2000           176             136              33              83              33
                                          ------           -----           -----           -----           -----
Sage Creek -- Arcadia
  (Maricopa County).......    2000           167              70              51              37              44
                                          ------           -----           -----           -----           -----
Sage Creek -- Solano
  (Maricopa County).......    2000            82              39              31              24              22
                                          ------           -----           -----           -----           -----
Mesquite Grove -- Small
  (Maricopa County).......    2001           110               0             110               0              15
                                          ------           -----           -----           -----           -----
Mesquite Grove -- Large
  (Maricopa County).......    2001            95               0              95               0              16
                                          ------           -----           -----           -----           -----
Rio Del Verde
  (Maricopa County).......    2000            84              78               6              43               4
                                          ------           -----           -----           -----           -----
Power Ranch
  (Maricopa County).......    2001           103               0             103               0              23
                                          ------           -----           -----           -----           -----
Tramonto (Maricopa
  County).................    2002            76               0              76               0               4
                                          ------           -----           -----           -----           -----
Country Place
  (Maricopa County).......    2002           115               0              14               0               0
                                          ------           -----           -----           -----           -----
        Total
          wholly-owned....                 1,165             480             519             201             161
                                          ------           -----           -----           -----           -----

UNCONSOLIDATED JOINT
  VENTURES:
Mountaingate
  (Maricopa County).......    2002           341               0             171               0               0
                                          ------           -----           -----           -----           -----
    Total unconsolidated
      joint ventures......                   341               0             171               0               0
                                          ------           -----           -----           -----           -----
ARIZONA REGION TOTAL......                 1,506             480             690             201             161
                                          ======           =====           =====           =====           =====


                                SALES PRICE
 PROJECT (COUNTY) PRODUCT         RANGE(3)
 ------------------------   --------------------
                                  ARIZONA
WHOLLY-OWNED:
Crystal Gardens
  (Maricopa County).......  $  100,000 - 130,000
Sage Creek -- Encanto
  (Maricopa County).......  $  109,000 - 123,000
Sage Creek -- Arcadia
  (Maricopa County).......  $  136,000 - 160,000
Sage Creek -- Solano
  (Maricopa County).......  $  169,000 - 191,000
Mesquite Grove -- Small
  (Maricopa County).......  $  181,000 - 223,000
Mesquite Grove -- Large
  (Maricopa County).......  $  281,000 - 317,000
Rio Del Verde
  (Maricopa County).......  $  164,000 - 201,000
Power Ranch
  (Maricopa County).......  $  174,000 - 232,000
Tramonto (Maricopa
  County).................  $  185,000 - 247,000
Country Place
  (Maricopa County).......  $  109,000 - 131,000
        Total
          wholly-owned....
UNCONSOLIDATED JOINT
  VENTURES:
Mountaingate
  (Maricopa County).......
    Total unconsolidated
      joint ventures......
ARIZONA REGION TOTAL......

                                                                                     HOMES CLOSED
                                                                                     FOR THE NINE
                                       ESTIMATED     UNITS CLOSED     LOTS OWNED     MONTH PERIOD
                          YEAR OF      NUMBER OF         AS OF           AS OF           ENDED        BACKLOG AT
                           FIRST       HOMES AT      SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
PROJECT (COUNTY) PRODUCT  DELIVERY   COMPLETION(1)       2001            2001            2001         2001(2)(4)
------------------------  --------   -------------   -------------   -------------   -------------   -------------
                                                      NEVADA
WHOLLY-OWNED:
Bella Veranda (Clark
  County)..............     2000            79              79               0              39               0
                                        ------           -----           -----           -----           -----
Montecito Tesoro
  (Clark County).......     2000           121              87              34              65              34
                                        ------           -----           -----           -----           -----
Montecito Classico
  (Clark County).......     2000           100              61              21              48              31
                                        ------           -----           -----           -----           -----
Kingsway Ridge I
  (Clark County).......     2000            90              90               0              52               0
                                        ------           -----           -----           -----           -----
Kingsway Ridge II
  (Clark County).......     2000            67              66               1              49               1
                                        ------           -----           -----           -----           -----
Glenleigh Gardens at
  Summerlin (Clark
  County)..............     2000            96              62              34              53              19
                                        ------           -----           -----           -----           -----
Springfield at Summerlin
  (Clark County).......     2001            85              20              65              20              33
                                        ------           -----           -----           -----           -----
Topaz Ridge at Summerlin
  (Clark County).......     2002            89               0               3               0               0
                                        ------           -----           -----           -----           -----
Stallion Mountain
  (Clark County).......     2001           116              29              87              29              30
                                        ------           -----           -----           -----           -----
Fairfield at Summerlin
  (Clark County).......     2001            89               0              15               0              21
                                        ------           -----           -----           -----           -----
Annendale (Clark
  County)..............     2001           194               0             194               0               0
                                        ------           -----           -----           -----           -----
NEVADA REGION TOTAL....                  1,126             494             454             355             169
                                        ======           =====           =====           =====           =====
GRAND TOTALS:
  Wholly-owned.........                  7,147           4,137           2,499           1,212             696
  Unconsolidated joint
    ventures...........                  3,326           1,048           2,108             384             333
                                        ------           -----           -----           -----           -----
                                        10,473           5,185           4,607           1,596           1,029
                                        ======           =====           =====           =====           =====


                              SALES PRICE
PROJECT (COUNTY) PRODUCT        RANGE(3)
------------------------  --------------------
                                 NEVADA
WHOLLY-OWNED:
Bella Veranda (Clark
  County)..............   $  252,000 - 278,000
Montecito Tesoro
  (Clark County).......   $  153,000 - 181,000
Montecito Classico
  (Clark County).......   $  188,000 - 224,000
Kingsway Ridge I
  (Clark County).......   $  166,000 - 185,000
Kingsway Ridge II
  (Clark County).......   $  184,000 - 217,000
Glenleigh Gardens at
  Summerlin (Clark
  County)..............   $  242,000 - 276,000
Springfield at Summerlin
  (Clark County).......   $  206,000 - 227,000
Topaz Ridge at Summerlin
  (Clark County).......   $  458,000 - 531,000
Stallion Mountain
  (Clark County).......   $  152,000 - 172,000
Fairfield at Summerlin
  (Clark County).......   $  261,000 - 286,000
Annendale (Clark
  County)..............   $  142,000 - 164,000
NEVADA REGION TOTAL....
GRAND TOTALS:
  Wholly-owned.........
  Unconsolidated joint
    ventures...........

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

(4) Of the total homes subject to pending sales contracts as of September 30, 2001, 926 represent homes completed or under construction and 103 represent homes not yet under construction.

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

     Actual events and results may differ materially from those expressed or forecasted in the forward-looking statements due to a number of factors. The principal factors that could cause the Company's actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, changes in general economic conditions either nationally or in regions in which the Company operates (including, but not limited to changes directly or indirectly related to the tragic events of September 11, 2001 and thereafter), whether an ownership change occurs which results in the limitation of the Company's ability to utilize the tax benefits associated with its net operating loss carryforward, changes in home mortgage interest rates, changes in prices of homebuilding materials, labor shortages, adverse weather conditions, the occurrence of events such as landslides, soil subsidence and earthquakes that are uninsurable, not economically insurable or not subject to effective indemnification agreements, changes in governmental laws and regulations, whether the Company is able to refinance the outstanding balances of Senior Notes at their maturity, the timing of receipt of regulatory approvals and the opening of projects and the availability and cost of land for future growth.

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

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("Statement No. 142"), effective for fiscal years beginning after December 15, 2001. Under the new rule, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with Statement No. 142. The Company will apply the new rule on accounting for goodwill beginning in the first quarter of 2002. Application of the nonamortization provisions of Statement No. 142 is expected to result in an increase in net income of $1,110,000 ($0.10 per share) per year. During 2002, the Company will perform the first of the required impairment tests of goodwill as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("Statement No. 144"), effective for fiscal years beginning after December 15, 2001. Statement No. 144 supersedes Statement of Financial Accounting Standards No. 121. The Company does not believe Statement No. 144 will have a significant impact on the earnings or financial position of the Company upon adoption.

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

ITEMS 1, 2, 3, 4, 5, AND 6.

     Not applicable.

                               WILLIAM LYON HOMES

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 7, 2001                    By:     /s/ MICHAEL D. GRUBBS
                                            ------------------------------------
                                                     MICHAEL D. GRUBBS
                                                   Senior Vice President,
                                                Chief Financial Officer and
                                                          Treasurer
                                               (Principal Financial Officer)

Date: November 7, 2001                    By:    /s/ W. DOUGLASS HARRIS
                                            ------------------------------------
                                                     W. DOUGLASS HARRIS
                                            Vice President, Corporate Controller
                                               (Principal Accounting Officer)