Form 10-K405
period 2001-12-31
WILLIAM LYON HOMES
filed 2002-03-14
CIK 1095996

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

  (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-18001

WILLIAM LYON HOMES

(Exact name of registrant as specified in its charter)

Delaware	33-0864902
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

4490 Von Karman Avenue

Newport Beach, California 92660
(Address of principal executive offices)

Registrant’s telephone number, including area code: (949) 833-3600

Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	on Which Registered

Common Stock, par value $.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐.

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  ☒

      The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 15, 2002 was $112,524,919. (This calculation assumes that all officers and directors of the Company are affiliates.)

      The number of shares of Common Stock outstanding as of February 15, 2002 was 10,619,399.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of registrant’s Proxy Statement for the Annual Meeting of Holders of Common Stock to be held on May 13, 2002 are incorporated herein by reference into Part III.

WILLIAM LYON HOMES

i

PART I

Item 1. Business

General

      William Lyon Homes, a Delaware corporation, and subsidiaries (the “Company”) are primarily engaged in designing, constructing and selling single family detached and attached homes in California, Arizona and Nevada. Since its founding in 1956, the Company has sold over 53,000 homes. The Company conducts its homebuilding operations through five geographic divisions (Southern California, San Diego, Northern California, Arizona and Nevada) including both wholly-owned projects and projects being developed in unconsolidated joint ventures. The Company believes that it is one of the largest homebuilders in California in terms of both sales and homes delivered in 2001. Approximately 70% of the Company’s home closings were derived from its California operations. In 2001, the Company and its unconsolidated joint ventures had combined revenues of $789.7 million and delivered 2,566 homes.

      The Company designs, constructs and sells a wide range of homes designed to meet the specific needs of each of its markets, although it primarily emphasizes sales to the entry-level and move-up home buyer markets. The Company currently markets its homes through 43 sales locations in both its wholly-owned projects and projects being developed in unconsolidated joint ventures. In 2001, the average sales price for homes delivered was $299,300, with homes priced from $100,000 to $893,000.

      The Company and its unconsolidated joint ventures currently own approximately 4,906 lots (including 2,027 in unconsolidated joint ventures) and control an additional 3,461 lots, substantially all of which are entitled. As used in this Annual Report on Form 10-K, “entitled” land has a Development Agreement and/or Vesting Tentative Map, or a final recorded plat or map from the appropriate county or city government. Development Agreements and Vesting Tentative Maps generally provide for the right to develop the land in accordance with the provisions of the Development Agreement or Vesting Tentative Map unless an issue arises concerning health, safety or general welfare. The Company’s sources of developed lots for its homebuilding operations are (1) development of master-planned communities, primarily through unconsolidated joint ventures at the current time, and (2) purchase of smaller projects with shorter life cycles (merchant homebuilding). The Company estimates that its current inventory of land is adequate to supply its homebuilding operations at current operating levels for approximately 2 years.

      Prior to 1994, the Company had focused on the development of master-planned communities as a primary source of developed lots for its homebuilding operations. Beginning in 1994, the Company’s land acquisition strategy, to the extent permitted by the Company’s financing arrangements, has been to undertake projects with shorter life-cycles in order to reduce development and market risk while maintaining an inventory of lots sufficient for construction of homes over a two or three year period. As part of this strategy, the Company’s current plans are to: (i) acquire and develop parcels of land with up to approximately 300 lots, (ii) expand its homebuilding operations in the Southwest, particularly in its long established markets in California and Arizona, and in Nevada, where the Company entered the market in 1995 and (iii) continue to evaluate opportunities in land development and master-planned communities with the intention that any such projects would be funded in significant part by sources other than the Company.

      On November 5, 1999, The Presley Companies (“Presley”), which subsequently changed its name to William Lyon Homes on December 31, 1999 (the “Company”) as described below, acquired substantially all of the assets and assumed substantially all of the related liabilities of William Lyon Homes, Inc. (“Old William Lyon Homes”), in accordance with a Purchase Agreement executed as of October 7, 1999 with Old William Lyon Homes, William Lyon and William H. Lyon. William Lyon is Chairman of the Board of Old William Lyon Homes and also Chairman of the Board and Chief Executive Officer of the Company. William H. Lyon is the son of William Lyon and a director and an employee of the Company.

      The total purchase price consisted of approximately $42,598,000 in cash and the assumption of approximately $101,058,000 of liabilities of Old William Lyon Homes. The acquisition has been accounted for as a purchase and, accordingly, the purchase price has been allocated based on the fair value of the assets and liabilities acquired. The excess of the purchase price over the net assets acquired amounting to approximately

$8,689,000 has been reflected as goodwill and is being amortized on a straight-line basis over an estimated useful life of seven years. In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement No. 142”), effective for fiscal years beginning after December 15, 2001. Under the new rule, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with Statement No. 142. The Company will apply the new rule on accounting for goodwill beginning in the first quarter of 2002. Application of the nonamortization provisions of Statement No. 142 is expected to result in an increase in net income of approximately $800,000 ($0.08 per share) per year. During 2002, the Company will perform the first of the required impairment tests of goodwill as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

      After the acquisition described above and prior to the effectiveness of the merger as described below, William Lyon and a trust of which William H. Lyon is the beneficiary acquired (1) 5,741,454 shares of the Company’s Series A Common Stock for $0.655 per share in a tender offer for the purchase of up to 10,678,792 shares of the Company’s Series A Common Stock which closed on November 5, 1999 and (2) 14,372,150 shares of the Company’s Series B Common Stock for $0.655 per share under agreements with certain holders of the Company’s Series B Common Stock which closed on November 8, 1999. On November 5, 1999 William Lyon and the Company cancelled all of William Lyon’s outstanding options to purchase 750,000 shares of the Company’s Series A Common Stock. The completion of these transactions, together with the previous disposition on August 12, 1999 of 3,000,000 shares by William Lyon and a trust of which William H. Lyon is the beneficiary, resulted in William Lyon and a trust of which William H. Lyon is a beneficiary owning approximately 49.9% of the Company’s outstanding Common Stock. The foregoing number of shares does not reflect the subsequent merger and the conversion of each share of Series A and Series B Common Stock into 0.2 share of common stock as described below.

      On November 5, 1999 at a Special Meeting of Holders of Common Stock, the Holders of Common Stock approved a proposal to adopt a certificate of ownership and merger pursuant to which The Presley Companies would merge with and into Presley Merger Sub, Inc., a newly-formed Delaware corporation and wholly owned subsidiary of The Presley Companies, with Presley Merger Sub, Inc. being the surviving corporation. In the merger, each outstanding share of common stock of The Presley Companies became exchangeable for 0.2 share of common stock of Presley Merger Sub, Inc. In the merger, the surviving corporation was renamed The Presley Companies, which in turn was renamed William Lyon Homes on December 31, 1999. On November 11, 1999, the certificate of ownership and merger was filed in the State of Delaware and the merger became effective. Beginning on November 12, 1999, the shares of the surviving company (then named The Presley Companies) commenced trading on the New York Stock Exchange under the symbol “PDC.”

      The principal purpose of the merger is to help preserve the Company’s substantial net operating loss carryforwards and other tax benefits for use in offsetting future taxable income by decreasing, but not eliminating, the risk of an “ownership change” for federal income tax purposes. The Company’s future use of tax carryforwards could be severely limited if there is an “ownership change” as defined in applicable tax laws and regulations, over any three year period. The imposition of transfer restrictions in connection with the merger was intended to reduce the risk of an ownership change. In general, the transfer restrictions prohibit, without prior approval of the board of directors of the Company, the direct or indirect disposition or acquisition of any stock of the Company by or to any holder who owns or would so own upon the acquisition (either directly or through the tax attribution rules) 5% or more of the Company’s stock. The Company has learned that one stockholder unknowingly violated such transfer restrictions, which restrictions are set forth in the Company’s Certificate of Incorporation. The stockholder has agreed to divest itself of the requisite number of the Company’s shares so that such stockholder can return to compliance with the Company’s Certificate of Incorporation.

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

      Effective on November 5, 1999, Old William Lyon Homes changed its name to Corporate Enterprises, Inc. Effective after the close of business on December 31, 1999, The Presley Companies changed its name to William Lyon Homes. Effective on January 3, 2000, the Company’s stock ticker symbol changed from PDC to WLS. The Company’s common stock continues to trade on the New York Stock Exchange under the stock symbol WLS.

      The Company changed its operating strategy during 1997 to finance certain projects by forming joint ventures with venture partners that would provide a substantial portion of the capital necessary to develop these projects. The Company believes that the use of joint venture partnerships better enables it to reduce its capital investments and risks in the highly capital intensive California markets. The Company generally receives, after priority returns and capital distributions to its partners, approximately 50% of the profits and losses, and cash flows from joint ventures.

      As of December 31, 2001, the Company and certain of its subsidiaries are general partners or members in 25 joint ventures involved in the development and sale of residential projects. Such joint ventures are 50% or less owned and, accordingly, the financial statements of such joint ventures are not consolidated with the Company’s financial statements. The Company’s investments in unconsolidated joint ventures are accounted for using the equity method. See Note 7 of “Notes to Consolidated Financial Statements” for condensed combined financial information for these joint ventures. Based upon current estimates, substantially all future development and construction costs will be funded by the Company’s joint venture partners or from the proceeds of construction financing obtained by the joint ventures.

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

      The Company had total consolidated revenues from operations of $468.2 million, $417.3 million and $444.8 million for the years ended December 31, 2001, 2000 and 1999, respectively. Homes closed by the Company, including unconsolidated joint ventures, were 2,566, 2,666 and 2,618 for the years ended December 31, 2001, 2000 and 1999, respectively.

      The Company’s operations are dependent to a significant extent on debt financing and, beginning in the fourth quarter of 1997, on joint venture financing. The Company’s principal credit sources are the 12 1/2% Senior Notes, Revolving Credit Facilities, project construction loans, and seller-provided financing. The Company filed with the Securities and Exchange Commission a Registration Statement on Form S-1 for the sale of $200.0 million of 12 1/2% Senior Notes which became effective on June 23, 1994. The offering closed on June 29, 1994 and was fully subscribed and issued. At December 31, 2001, the outstanding principal amount of the 12 1/2% Senior Notes was $70.3 million. The Revolving Credit Facilities are revolving lines of credit with a maximum commitment of $180.0 million. However, the credit facilities have limitations on the amounts that can be borrowed at any time based on assets which are included in the credit facilities and the specified borrowings permitted under borrowing base calculations. The Revolving Credit Facilities are secured by substantially all of the Company’s assets. At December 31, 2001, the outstanding principal amount under the Revolving Credit Facilities was $76.1 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition and Liquidity” and Note 8 of “Notes to Consolidated Financial Statements.”

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

      The Company’s principal executive offices are located at 4490 Von Karman Avenue, Newport Beach, California 92660 and its telephone number is (949) 833-3600. The Company was incorporated in the State of Delaware on July 15, 1999.

The Company’s Markets

      The Company is currently operating through five geographic divisions: Southern California, San Diego, Northern California, Arizona, and Nevada. Each of the divisions has responsibility for the management of the Company’s homebuilding and development operations within the geographic boundaries of the division. The New Mexico Division ceased operating in mid-2000.

      The following table sets forth sales from real estate operations attributable to each of the Company’s homebuilding divisions during the preceding three fiscal years:

	Year Ended December 31,

	2001		2000		1999(7)

	Dollar	% of	Dollar	% of	Dollar	% of
	Amount	Total	Amount	Total	Amount	Total

	(Dollars in Thousands)
Wholly-owned
Southern California(1)	$118,611	15%	$107,249	14%	$169,394	26%
San Diego(2)	117,652	15%	90,137	12%	40,168	6%
Northern California(3)	75,108	10%	111,026	14%	110,920	17%
Arizona(4)	46,262	6%	26,309	3%	32,014	5%
New Mexico(5)	—	—	6,011	1%	23,989	4%
Nevada(6)	101,423	13%	66,134	8%	63,496	10%

	459,056	59%	406,866	52%	439,981	68%

Unconsolidated joint ventures
Southern California(1)	156,336	20%	112,233	14%	39,054	6%
San Diego(2)	49,748	6%	116,048	15%	121,226	19%
Northern California(3)	115,385	15%	146,571	19%	43,056	7%

	321,469	41%	374,852	48%	203,336	32%

Combined
Southern California(1)	274,947	35%	219,482	28%	208,448	32%
San Diego(2)	167,400	21%	206,185	27%	161,394	25%
Northern California(3)	190,493	25%	257,597	33%	153,976	24%
Arizona(4)	46,262	6%	26,309	3%	32,014	5%
New Mexico(5)	—	—	6,011	1%	23,989	4%
Nevada(6)	101,423	13%	66,134	8%	63,496	10%

	$780,525	100%	$781,718	100%	$643,317	100%

(1)	The Southern California Division consists of operations in Los Angeles, Orange, Riverside, San Bernardino and Ventura Counties.

(2)	The San Diego Division consists of operations in San Diego and Riverside Counties.

(3)	The Northern California Division consists of operations in Alameda, Contra Costa, El Dorado, Sacramento, Solano, Yolo and Santa Clara Counties.

(4)	The Arizona Division consists of operations in the Phoenix area and, until January 1999, Tucson, Arizona.

(5)	The New Mexico Division consisted of operations in Albuquerque and Santa Fe, New Mexico.

(6)	The Nevada Division consists of operations in the Las Vegas area.

(7)	In November 1999, the Company acquired substantially all of the assets of Old William Lyon Homes, all of which are located in California.

      For financial information concerning segments, see the “Consolidated Financial Statements” and Note 1 of “Notes to Consolidated Financial Statements.”

Homebuilding

      The Company currently has a wide variety of product lines which enables it to meet the specific needs of each of its markets. The Company’s products include entry-level, move-up and luxury homes, although it primarily emphasizes sales to the entry-level and move-up home markets. The Company believes that this diversified product strategy enables it to mitigate some of the risks inherent in the homebuilding industry and to meet a variety of market conditions. In order to reduce exposure to local market conditions, the Company’s sales locations are geographically dispersed. The Company currently has 43 sales locations.

      Because the decision as to which product to develop is based on the Company’s assessment of market conditions and the restrictions imposed by government regulations, homestyles and sizes vary from project to project. The Company’s attached housing ranges in size from 868 to 1,825 square feet, and the Company’s detached housing ranges from 1,231 to 4,695 square feet.

      Due to the Company’s product and geographic diversification strategy, the prices of the Company’s homes also vary substantially. Prices for the Company’s attached housing range from approximately $165,000 to $319,000 and prices for detached housing range from approximately $100,000 to $893,000. The average sales price of the Company’s homes for the year ended December 31, 2001 was $299,300.

      The Company generally standardizes and limits the number of home designs within any given product line. This standardization permits on-site mass production techniques and bulk purchasing of materials and components, thus enabling the Company to better control and sometimes reduce construction costs.

      The Company contracts with a number of architects and other consultants who are involved in the design process of the Company’s homes. Designs are constrained by zoning requirements, building codes, energy efficiency laws and local architectural guidelines, among other factors. Engineering, landscaping, master-planning and environmental impact analysis work are subcontracted to independent firms which are familiar with local requirements.

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

Description of Projects

      The Company’s homebuilding projects usually take two to five years to develop. The following table presents project information relating to each of the Company’s homebuilding divisions.

			Units	Lots	Homes Closed
		Estimated	Closed	Owned	for the Period	Backlog
	Year of	Number of	as of	as of	Ended	at
	First	Homes at	December 31,	December 31,	December 31,	December 31,	Sales Price
Project (County) Product	Delivery	Completion(1)	2001	2001	2001	2001(2)(4)	Range(3)

SOUTHERN CALIFORNIA

Wholly-owned:

Oak Park II — Irvine (Orange County)	1998	102	102	0	30	0	$165,000 – 251,000

Solana at Talega (Orange County)	1999	120	120	0	29	0	$285,000 – 355,000

Lyon Vineyard (San Bernardino County)	2000	100	100	0	11	0	$218,000 – 253,000

Lyon Orchard (San Bernardino County)	2000	81	81	0	2	0	$171,000 – 200,000

Archibald Ranch (San Bernardino County)	2000	113	113	0	92	0	$208,000 – 252,000

Crown Ridge — Palmdale (Los Angeles County)	2000	71	71	0	45	0	$160,000 – 185,000

Andover — West Irvine (Orange County)	2001	138	73	65	73	16	$264,000 – 302,000

Terraza at Vista del Verde — Yorba Linda (Orange County)	2001	106	23	83	23	11	$500,000 – 550,000

Providence Ranch (Riverside County)	2001	97	92	5	92	0	$210,000 – 245,000

Cantada — Oxnard (Ventura County)	2002	113	27	86	27	39	$303,000 – 323,000

Monticello — North Park Square (Orange County)	2002	112	0	56	0	24	$263,000 – 319,000

Montellano at Talega (Orange County)	2002	61	0	61	0	0	$710,000 – 765,000

Sterling Glen at Ladera Ranch (Orange County)	2002	102	0	102	0	22	$410,000 – 447,000

Total wholly-owned		1,316	802	458	424	112

Unconsolidated joint ventures:
White Cloud Estates (Ventura County)	1999	78	78	0	1	0	$302,000 – 350,000

Lyon Monterrey (Orange County)	1999	99	99	0	24	0	$360,000 – 428,000

Reston at Ladera Ranch (Orange County)	2000	117	102	15	86	10	$365,000 – 425,000

Hampton Road at Ladera Ranch (Orange County)	2000	82	63	19	63	3	$447,000 – 477,000

Compass Pointe at Forster Ranch (Orange County)	2000	92	81	11	60	5	$540,000 – 575,000

Avalon at Summerlane (Orange County)	2000	113	109	4	81	3	$445,000 – 490,000

Beachside — Huntington Beach (Orange County)	2001	86	7	79	7	31	$520,000 – 570,000

Quintana (Ventura County)	2001	90	8	82	8	1	$475,000 – 610,000

Coronado — Oxnard (Ventura County)	2002	110	0	110	0	0	$335,000 – 355,000

Cantabria — Oxnard (Ventura County)	2002	87	0	87	0	0	$275,000 – 300,000

Moorpark (Los Angeles County)	2002	70	0	70	0	0

Total unconsolidated joint ventures		1,024	547	477	330	53

SOUTHERN CALIFORNIA REGION TOTAL		2,340	1,349	935	754	165

			Units	Lots	Homes Closed
		Estimated	Closed	Owned	for the Period	Backlog
	Year of	Number of	as of	as of	Ended	at
	First	Homes at	December 31,	December 31,	December 31,	December 31,	Sales Price
Project (County) Product	Delivery	Completion(1)	2001	2001	2001	2001(2)(4)	Range(3)

NORTHERN CALIFORNIA
Wholly-owned:
St. Helena Westminster Estates (Napa County)	1999	23	23	0	1	0	$495,000 – 565,000

Lyon Villas (San Joaquin County)	1999	135	84	51	12	0	$203,000 – 279,000

Lyon Estates (San Joaquin County)	1997	120	83	37	16	3	$291,000 – 327,000

Lyon Ironwood (San Joaquin County)	2000	116	81	23	81	5	$209,000 – 297,000

Lyon Edgewood (San Joaquin County)	2000	87	87	0	10	0	$198,000 – 287,000

Lyon Edgewood 2 (San Joaquin County)	2000	65	65	0	44	0	$233,000 – 279,000

Lyon Rhapsody (Contra Costa County)	2001	81	43	38	43	9	$236,000 – 295,000

Lyon Estates at Stonebridge (San Joaquin County)	2001	103	23	41	23	5	$261,000 – 329,000

Lyon Palazzo (Sacramento County)	2001	100	38	62	38	11	$266,000 – 301,000

Lyon Seasons (Stanislaus County)	2002	71	0	71	0	0

Yamanaka — Brentwood (Contra Costa County)	2002	214	0	214	0	0

Victoria P2 — Hercules (Contra Costa County)	2002	70	0	70	0	0

Victoria P3 — Hercules (Contra Costa County)	2002	99	0	99	0	0

Total wholly-owned		1,284	527	706	268	33

Unconsolidated joint ventures:
The Ranch at Silver Creek (Santa Clara County)	2002	538	0	538	0	0

Lyon Groves (Contra Costa County)	1999	103	103	0	20	0	$269,000 – 353,000

Lyon Ridge (Contra Costa County)	1999	127	126	1	72	1	$348,000 – 407,000

Manor at Thomas Ranch (Contra Costa County)	1999	63	63	0	1	0	$544,000 – 657,000

Plantation at Thomas Ranch (Contra Costa County)	1999	77	77	0	22	0	$643,000 – 799,000

Henry Ranch (Contra Costa County)
Lyon Tierra	2001	46	31	15	31	5	$463,000 – 569,000
Lyon Dorado	2001	54	21	33	21	5	$778,000 – 893,000

		100	52	48	52	10

Woodlake Estates (Solano County)
Paradise Valley	2003	9	0	9	0	0	$353,000 – 378,000
Brook	2001	121	23	98	23	2	$278,000 – 341,000
Falls	2001	102	35	67	35	6	$332,000 – 386,000

		232	58	174	58	8

Stonebriar (El Dorado County)
Lyon Casina	2001	123	7	116	7	3	$316,000 – 376,000
Lyon Prima	2001	137	5	132	5	3	$376,000 – 421,000

		260	12	248	12	6

Total unconsolidated joint ventures		1,500	491	1,009	237	25

NORTHERN CALIFORNIA REGION TOTAL		2,784	1,018	1,715	505	58

			Units	Lots	Homes Closed
		Estimated	Closed	Owned	for the Period	Backlog
	Year of	Number of	as of	as of	Ended	at
	First	Homes at	December 31,	December 31,	December 31,	December 31,	Sales Price
Project (County) Product	Delivery	Completion(1)	2001	2001	2001	2001(2)(4)	Range(3)

SAN DIEGO
Wholly-owned:
Horsethief Canyon Ranch (Riverside County) Previously Closed Products	1989	963	963	0	0	0
Series “400”	1995	554	456	98	105	10	$194,000 – 221,000
Series “500”	1995	445	410	35	78	22	$226,000 – 250,000

		1,962	1,829	133	183	32

Sycamore Ranch (Riverside County)	1997	195	117	78	15	5	$431,000 – 560,000

Vail Ranch (San Diego County)	2000	152	151	1	84	0	$196,000 – 213,000

East Grove (San Diego County)
The Groves (Village A)	2001	26	3	23	3	3	$295,000 – 318,000
The Orchards (Village B)	2002	16	0	16	0	0	$322,000 – 362,000
Vineyards	2002	75	0	75	0	0	$376,000 – 416,000
Village D	2002	42	0	42	0	0	$378,000 – 428,000

		159	3	156	3	3

Rancho Dorado (San Diego County)
La Fuente	2000	56	56	0	20	0	$299,000 – 322,000
Loma Real	2000	87	69	18	50	5	$403,000 – 446,000
Los Reyes	2000	68	40	28	40	9	$445,000 – 470,000

		211	165	46	110	14

Total wholly-owned		2,679	2,265	414	395	54

Unconsolidated joint ventures:
Otay Ranch — Saratoga Trails (San Diego County)	1999	74	74	0	7	0	$261,000 – 276,000

Otay Ranch — Mendocino (San Diego County)	1999	139	139	0	33	0	$222,000 – 242,000

Otay Ranch — (R-29) (San Diego County)	2001	83	45	38	45	5	$260,000 – 271,000

Rancho Dorado (San Diego County)
Monte Verde	2000	65	65	0	45	0	$357,000 – 404,000

East Grove (San Diego County)
The Groves (Village A)	2001	70	3	67	3	0	$295,000 – 318,000
The Orchards (Village B)	2002	62	0	62	0	0	$322,000 – 362,000

		132	3	129	3	0

4S Ranch — Providence (San Diego County)	2001	123	5	118	5	14	$530,000 – 570,000

4S Ranch (San Diego County)
Tanglewood	2002	161	0	161	0	0
Summerwood	2002	95	0	95	0	0

		256	0	256	0	0

Total unconsolidated joint ventures		872	331	541	138	19

SAN DIEGO REGION TOTAL		3,551	2,596	955	533	73

ARIZONA
Wholly-owned:
Crystal Gardens (Maricopa County)	1997	157	157	0	14	0	$100,000 – 130,000

Sage Creek — Encanto (Maricopa County)	2000	176	163	10	110	6	$110,000 – 123,000

Sage Creek — Arcadia (Maricopa County)	2000	167	103	34	70	26	$136,000 – 160,000

			Units	Lots	Homes Closed
		Estimated	Closed	Owned	for the Period	Backlog
	Year of	Number of	as of	as of	Ended	at
	First	Homes at	December 31,	December 31,	December 31,	December 31,	Sales Price
Project (County) Product	Delivery	Completion(1)	2001	2001	2001	2001(2)(4)	Range(3)

Sage Creek — Solano (Maricopa County)	2000	82	59	21	44	14	$169,000 – 191,000

Mesquite Grove — Small (Maricopa County)	2001	112	2	110	2	21	$183,000 – 224,000

Mesquite Grove — Large (Maricopa County)	2001	93	2	91	2	21	$283,000 – 318,000

Rio Del Verde (Maricopa County)	2000	84	84	0	49	0	$165,000 – 201,000

Power Ranch (Maricopa County)	2001	103	3	100	3	25	$175,000 – 232,000

Tramonto (Maricopa County)	2001	76	2	74	2	5	$186,000 – 247,000

Tramonto II (Maricopa County)	2002	114	0	114	0	0

Country Place (Maricopa County)	2001	115	2	28	2	0	$109,000 – 131,000

Mountaingate (Maricopa County)	2002	341	0	341	0	0

ARIZONA REGION TOTAL		1,620	577	923	298	118

NEVADA
Wholly-owned:
Bella Veranda (Clark County)	2000	79	79	0	39	0	$253,000 – 278,000

Montecito Tesoro (Clark County)	2000	121	120	1	98	1	$163,000 – 181,000

Montecito Classico (Clark County)	2000	100	72	28	59	28	$192,000 – 227,000

Kingsway Ridge I (Clark County)	2000	90	90	0	52	0	$172,000 – 185,000

Kingsway Ridge II (Clark County)	2000	67	67	0	50	0	$191,000 – 217,000

Glenleigh Gardens at Summerlin (Clark County)	2000	96	74	22	65	19	$246,000 – 276,000

Springfield at Summerlin (Clark County)	2001	85	44	41	44	23	$208,000 – 228,000

Topaz Ridge at Summerlin (Clark County)	2002	89	0	12	0	8	$480,000 – 538,000

Stallion Mountain (Clark County)	2001	116	56	60	56	13	$154,000 – 174,000

Fairfield at Summerlin (Clark County)	2001	89	9	24	9	33	$266,000 – 292,000

Annendale (Clark County)	2001	194	4	190	4	3	$149,000 – 172,000

NEVADA REGION TOTAL		1,126	615	378	476	128

GRAND TOTALS:
Wholly-owned		8,025	4,786	2,879	1,861	445
Unconsolidated joint ventures		3,396	1,369	2,027	705	97

		11,421	6,155	4,906	2,566	542

(1)	The estimated number of homes to be built at completion is subject to change, and there can be no assurance that the Company will build these homes.

(2)	Backlog consists of homes sold under sales contracts that have not yet closed, and there can be no assurance that closings of sold homes will occur.

(3)	Sales price range reflects base price only and excludes any lot premium, buyer incentive and buyer selected options, which vary from project to project.

(4)	Of the total homes subject to pending sales contracts as of December 31, 2001, 493 represent homes completed or under construction and 49 represent homes not yet under construction.

Sales and Marketing

      The management team responsible for a specific project develops marketing objectives, formulates pricing and sales strategies and develops advertising and public relations programs for approval of senior management. The Company makes extensive use of advertising and other promotional activities, including newspaper advertisements, brochures, television and radio commercials, direct mail and the placement of strategically located sign boards in the immediate areas of its developments. In addition, the Company markets all of its products through its website at www.lyonhomes.com. In general, the Company’s advertising emphasizes the Company’s strengths with respect to the quality and value of its products.

      The Company normally builds, decorates, furnishes and landscapes three to five model homes for each product line and maintains on-site sales offices, which typically are open seven days a week. Management believes that model homes play a particularly important role in the Company’s marketing efforts. Consequently, the Company expends a significant amount of effort in creating an attractive atmosphere at its model homes. Interior decorations vary among the Company’s models and are carefully selected based upon the lifestyles of targeted buyers. Structural changes in design from the model homes are not generally permitted, but home buyers may select various other optional construction and design amenities.

      The Company employs in-house commissioned sales personnel or contracts with a third-party firm to sell its homes. In some cases, outside brokers are also involved in the selling of the Company’s homes. The Company typically engages its sales personnel on a long-term, rather than a project-by-project basis, which it believes results in a more motivated sales force with an extensive knowledge of the Company’s operating policies and products. Sales personnel are trained by the Company and attend weekly meetings to be updated on the availability of financing, construction schedules and marketing and advertising plans.

      The Company strives to provide a high level of customer service during the sales process and after a home is sold. The participation of the sales representatives, on-site construction supervisors and the post-closing customer service personnel, working in a team effort, is intended to foster the Company’s reputation for quality and service, and ultimately lead to enhanced customer retention and referrals.

      The Company’s homes are typically sold before or during construction through sales contracts which are usually accompanied by a small cash deposit. Such sales contracts are usually subject to certain contingencies such as the buyer’s ability to qualify for financing. The cancellation rate of buyers who contracted to buy a home but did not close escrow at the Company’s projects was approximately 24% during 2001. Cancellation rates are subject to a variety of factors beyond the Company’s control such as adverse economic conditions and increases in mortgage interest rates.

      The Company generally provides a one-year limited warranty of workmanship and materials with each of its homes. The Company normally reserves one-half to one percent of the sales price of its homes against the possibility of future charges relating to its one-year limited warranty and similar potential claims. The Company’s historical experience is that one-year warranty claims generally fall within the one-half to one percent reserve. In addition, California law provides that consumers can seek redress for patent defects in new homes within four years from when the defect is discovered, or should have been discovered, provided that if the defect is latent there is an outside limit for seeking redress which is ten years from the completion of construction. Consumers purchasing homes in Arizona and Nevada may also be able to obtain redress under state laws for either patent or latent defects in their new homes after the one year warranty has expired. In addition, because the Company generally subcontracts its homebuilding work to qualified subcontractors who generally provide the Company with an indemnity and a certificate of insurance prior to receiving payment from the Company for their work, the Company generally has recourse against the subcontractors or their insurance carriers for claims relating to the subcontractors’ workmanship or materials. However, there can be no assurance that claims will not arise out of matters such as landslides, soil subsidence or earthquakes that are uninsurable, not economically insurable or not subject to effective indemnification agreements.

Customer Financing — Duxford Financial, Inc.

      The Company seeks to assist its home buyers in obtaining financing by arranging with mortgage lenders to offer qualified buyers a variety of financing options. Substantially all home buyers utilize long-term mortgage financing to purchase a home and mortgage lenders will usually make loans only to qualified borrowers.

      Duxford Financial, Inc., a wholly owned subsidiary, began operations effective December 1, 1994 and is in operation to service the Company’s operating regions. The mortgage company operates as a mortgage broker/loan correspondent and originates conventional, FHA and VA loans.

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

Information Systems and Controls

      The Company assigns a high priority to the development and maintenance of its budget and cost control systems and procedures. The Company’s divisional offices are connected to corporate headquarters through a fully integrated accounting, financial and operational management information system. Through this system, management regularly evaluates the status of its projects in relation to budgets to determine the cause of any variances and, where appropriate, adjusts its operations to capitalize on favorable variances or to limit adverse financial impacts.

Competition

      The homebuilding industry is highly competitive, particularly in the low and medium-price range where the Company currently concentrates its activities. Although the Company is one of California’s largest homebuilders, the Company does not believe it has a significant market position in any geographic area which it serves due to the fragmented nature of the market. A number of the Company’s competitors have larger staffs, larger marketing organizations, and substantially greater financial resources than those of the Company. However, the Company believes that it competes effectively in its existing markets as a result of its product and geographic diversity, substantial development expertise, and its reputation as a low-cost producer of quality homes. Further, the Company sometimes gains a competitive advantage in locations where changing regulations make it difficult for competitors to obtain entitlements and/or government approvals which the Company has already obtained.

Governmental Regulations and Environmental Matters

      The Company and its competitors are subject to various local, state and Federal statutes, ordinances, rules and regulations concerning zoning, building design, construction and similar matters, including local regulation which imposes restrictive zoning and density requirements in order to limit the number of homes that can ultimately be built within the boundaries of a particular project. The Company and its competitors may also be subject to periodic delays or may be precluded entirely from developing in certain communities due to building moratoriums or “slow-growth” or “no-growth” initiatives that could be implemented in the future in the states in which it operates. Because the Company usually purchases land with entitlements, the Company believes that the moratoriums would adversely affect the Company only if they arose from unforeseen health, safety and welfare issues such as insufficient water or sewage facilities. Local and state governments also have broad discretion regarding the imposition of development fees for projects in their jurisdiction. However, these are normally locked-in when the Company receives entitlements.

      Duxford Financial, Inc. is subject to state licensing laws as a mortgage broker as well as Federal and state laws concerning real estate loans.

      The Company and its competitors are also subject to a variety of local, state and Federal statutes, ordinances, rules and regulations concerning protection of health and the environment. The particular environmental laws which apply to any given community vary greatly according to the community site, the site’s environmental conditions and the present and former uses of the site. These environmental laws may result in delays, may cause the Company and its competitors to incur substantial compliance and other costs, and may prohibit or severely restrict development in certain environmentally sensitive regions or areas. The Company’s projects in California are especially susceptible to restrictive government regulations and environmental laws. However, environmental laws have not, to date, had a material adverse impact on the Company’s operations.

Corporate Organization and Personnel

      Each of the Company’s operating divisions has responsibility for the Company’s homebuilding and development operations within the geographical boundaries of that division.

      The Company’s seven executive officers at the corporate level average more than 20 years of experience in the homebuilding and development industries within California and the Southwest. The Company combines decentralized management in those aspects of its business where detailed knowledge of local market conditions is important (such as governmental processing, construction, land development and sales and marketing), with centralized management in those functions where the Company believes central control is required (such as approval of land acquisitions and financial, personnel and legal matters).

      As of December 31, 2001, the Company’s real estate development and homebuilding operations employed approximately 497 full-time and 16 part-time employees, including corporate staff, supervisory personnel of construction projects, maintenance crews to service completed projects, as well as persons engaged in administrative, finance and accounting, engineering, land acquisition, sales and marketing activities.

      The Company believes that its relations with its employees have been good. Some employees of the subcontractors which the Company utilizes are unionized, but virtually none of the Company’s employees are union members. Although there have been temporary work stoppages in the building trades in the Company’s areas of operation, to date none has had any material impact upon the Company’s overall operations.

Item 2. Properties

  Headquarters

      The Company’s corporate headquarters are located at 4490 Von Karman Avenue, Newport Beach, California, which it leases from a trust of which William H. Lyon is the sole beneficiary. The Company leases or owns properties for its area offices, design centers and Duxford Financial, Inc., but none of these properties is material to the operation of the Company’s business. For information about properties owned by the Company for use in its homebuilding activities, see Item 1.

Item 3. Legal Proceedings

      The Company is involved in various legal proceedings, most of which relate to routine litigation and some of which are covered by insurance. In the opinion of the Company’s management, none of the uninsured claims involve claims which are material and unreserved or will have a material adverse effect on the financial condition of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to the Company’s stockholders during the fourth quarter of 2001.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

      Prior to November 12, 1999, the Series A Common Stock of The Presley Companies traded on the New York Stock Exchange (the “NYSE”) under the symbol PDC. As a result of the merger of The Presley Companies with and into its wholly owned subsidiary, Presley Merger Sub, Inc., effective on November 11, 1999, each outstanding share of The Presley Companies common stock was converted into 0.2 share of the Common Stock of the Company which was listed on the NYSE under the same symbol, PDC. On December 31, 1999, the Company changed its name to William Lyon Homes and its stock ticker symbol changed from PDC to WLS effective on January 3, 2000. The following table sets forth the high and low sales prices for the Common Stock of the Company as reported on the NYSE for the periods indicated after adjustment for the retroactive effect of the merger with a wholly-owned subsidiary and the conversion of each share of Series A and Series B common stock into 0.2 common share of the surviving Company as described in Note 2 of “Notes to Consolidated Financial Statements.”

	High	Low

2000
First Quarter	8.3750	4.0000
Second Quarter	9.8750	5.5000
Third Quarter	8.3750	5.3750
Fourth Quarter	9.3750	6.6250

2001
First Quarter	11.5000	8.6250
Second Quarter	13.7900	9.2000
Third Quarter	15.0000	9.5000
Fourth Quarter	15.5000	10.9500

      As of February 15, 2002, the closing price for the Company’s Common Stock as reported on the NYSE was $22.06.

      As of February 15, 2002, there were approximately 2,075 beneficial owners of the Company’s Common Stock.

      The Company’s Board of Directors has authorized a program to repurchase up to 20% of the Company’s outstanding shares as announced on September 20, 2001. No shares had been repurchased under this program as of December 31, 2001. For the period January 1, 2002 through March 12, 2002, the Company has repurchased 283,300 shares of its outstanding common shares for approximately $3,443,000.

      The Company has not paid any cash dividends on its Common Stock during the last three fiscal years and expects that for the foreseeable future it will follow a policy of retaining earnings in order to help finance its business. Payment of dividends is within the discretion of the Company’s Board of Directors and will depend upon the earnings, capital requirements, general economic conditions and operating and financial condition of the Company, among other factors. In addition, the effect of the Company’s principal financing agreements currently prohibits the payment of dividends by the Company. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition and Liquidity” and Note 8 of “Notes to Consolidated Financial Statements.”

      During 2001, certain officers exercised options to purchase 49,176 shares of the Company’s common stock at a price of $8.6875 per share in accordance with the William Lyon Homes 2000 Stock Incentive Plan.

      Effective on May 12, 2000 and August 21, 2000, certain officers exercised options to purchase 48,334 and 82,754 shares, respectively, of the Company’s common stock at a price of $5.00 per share in accordance with the Company’s 1991 Stock Option Plan, as amended. The Company relied upon the exemption set forth in Section 4(2) of the Securities Act of 1933.

Item 6. Selected Financial Data

      The following selected consolidated financial data of the Company have been derived from the Consolidated Financial Statements of the Company and other available information. The summary should be read in conjunction with the Consolidated Financial Statements and the Notes thereto appearing elsewhere herein.

	2001	2000	1999(1)	1998	1997

	(In Thousands Except Per Common Share Amounts
	and Number of Homes)
STATEMENT OF OPERATIONS DATA:
Operating revenue
Home sales	$452,002	$403,850	$426,839	$348,352	$307,332
Lots, land and other sales	7,054	3,016	13,142	19,930	22,610
Management fees(5)	9,127	10,456	4,825	2,217	—

Total operating revenue	468,183	417,322	444,806	370,499	329,942
Income from unconsolidated joint ventures	22,384	24,416	17,859	3,499	—
Operating income (loss)	46,239	49,362	48,402	15,580	(84,534)
Income (loss) before income taxes and extraordinary item	53,525	51,129	43,497	8,305	(89,894)
Provision for income taxes	(5,847)	(12,357)	(220)	(1,191)	—
Income (loss) before extraordinary item	47,678	38,772	43,277	7,114	(89,894)
Extraordinary item-gain from retirement of debt, net of applicable taxes	—	496	4,200	2,741	—
Net income (loss)	$47,678	$39,268	$47,477	$9,855	$(89,894)
Basic earnings (loss) per common share(2):
Before extraordinary item	$4.50	$3.69	$4.15	$0.68	$(8.61)
Extraordinary item	—	0.05	0.40	0.26	—

After extraordinary item	$4.50	$3.74	$4.55	$0.94	$(8.61)
Diluted earnings (loss) per common share(2):
Before extraordinary item	$4.44	$3.69	$4.15	$0.68	$(8.61)
Extraordinary item	—	0.05	0.40	0.26	—

After extraordinary item	$4.44	$3.74	$4.55	$0.94	$(8.61)
Ratio of earnings to fixed charges(3)(4)	3.58	2.92	2.59	1.31	(4)
BALANCE SHEET DATA:
Real estate inventories	$294,678	$214,418	$184,271	$174,502	$255,472
Total assets	433,709	330,280	278,483	246,404	285,244
Notes payable	221,470	166,910	176,630	195,393	254,935
Stockholders’ equity (deficit)	150,617	102,512	53,301	5,824	(5,681)
OPERATING DATA (including unconsolidated joint ventures):
Number of homes sold	2,541	2,603	2,303	2,139	1,718
Number of homes closed	2,566	2,666	2,618	1,925	1,597
Number of homes in escrow at end of period	542	567	630	617	403
Average sales prices of homes closed	$299	$289	$241	$202	$192

(1)	On November 5, 1999, the Company acquired substantially all of the assets and assumed substantially all of the related liabilities of Old William Lyon Homes. The total purchase price consisted of approximately $42,598,000 in cash and the assumption of approximately $101,058,000 of liabilities. The acquisition is being accounted for as a purchase, and accordingly, the purchase price has been allocated based on the fair value of the assets and liabilities acquired. The excess of the purchase price over the net assets being acquired amounting to approximately $8,689,000 has been reflected as goodwill and is being amortized on a straight line basis over an estimated useful life of seven years. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 of “Notes to Consolidated Financial Statements.”

(2)	Reflects the conversion of each outstanding share of The Presley Companies Common Stock into 0.2 share of the Company’s Common Stock as a result of the merger of The Presley Companies with and into the Company. See Notes 2 and 3 of “Notes to Consolidated Financial Statements.”

(3)	Ratio of earnings to fixed charges is calculated by dividing income as adjusted by fixed charges. For this purpose, “income as adjusted” means income (loss) before (i) minority partners’ interest in consolidated income (loss) and (ii) income taxes, plus (i) interest expense and (ii) amortization of capitalized interest included in cost of sales. For this purpose “fixed charges” means (i) interest expense and (ii) interest capitalized during the period.

(4)	Earnings were not adequate to cover fixed charges by $25.4 million for the year ended December 31, 1997. This deficit, as well as the operating income (loss), include the effect of an impairment loss on real estate assets of $74 million.

(5)	Prior to January 1, 2000, management fee income had been reflected as a reduction of general and administrative expense. For the years ended December 31, 2001 and 2000, management fee income has been reported as a separate item and not reflected as a reduction of general and administrative expense. The corresponding amounts of management fee income for all prior years reported have been reclassified to conform to the presentation for the years ended December 31, 2001 and 2000. This reclassification did not change the reported amount of operating income or net income for any periods presented.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion of results of operations and financial condition should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Annual Report on Form 10-K.

      General Overview. On November 5, 1999, The Presley Companies (“Presley”), which subsequently changed its name to William Lyon Homes on December 31, 1999 (the “Company”) as described below, acquired substantially all of the assets and assumed substantially all of the related liabilities of William Lyon Homes, Inc. (“Old William Lyon Homes”), in accordance with a Purchase Agreement executed as of October 7, 1999 with Old William Lyon Homes, William Lyon and William H. Lyon. William Lyon is Chairman of the Board of Old William Lyon Homes and also Chairman of the Board and Chief Executive Officer of the Company. William H. Lyon is the son of William Lyon and a director and an employee of the Company.

      The total purchase price consisted of approximately $42,598,000 in cash and the assumption of approximately $101,058,000 of liabilities of Old William Lyon Homes. The acquisition has been accounted for as a purchase and, accordingly, the purchase price has been allocated based on the fair value of the assets and liabilities acquired. The excess of the purchase price over the net assets acquired amounting to approximately $8,689,000 has been reflected as goodwill and is being amortized on a straight-line basis over an estimated useful life of seven years. In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement No. 142”), effective for fiscal years beginning after December 15, 2001. Under the new rule, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with Statement No. 142. The Company will apply the new rule on accounting for goodwill beginning in the first quarter of 2002. Application of the nonamortization provisions of Statement No. 142 is expected to result in an increase in net income of approximately $800,000 ($0.08 per share) per year. During 2002, the Company will perform the first of the required impairment tests of goodwill as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

      After the acquisition described above and prior to the effectiveness of the merger as described below, William Lyon and a trust of which William H. Lyon is the beneficiary acquired (1) 5,741,454 shares of the Company’s Series A Common Stock for $0.655 per share in a tender offer for the purchase of up to 10,678,792 shares of the Company’s Series A Common Stock which closed on November 5, 1999 and (2) 14,372,150 shares of the Company’s Series B Common Stock for $0.655 per share under agreements with certain holders of the Company’s Series B Common Stock which closed on November 8, 1999. On

November 5, 1999 William Lyon and the Company cancelled all of William Lyon’s outstanding options to purchase 750,000 shares of the Company’s Series A Common Stock. The completion of these transactions, together with the previous disposition on August 12, 1999 of 3,000,000 shares by William Lyon and a trust of which William H. Lyon is the beneficiary, resulted in William Lyon and a trust of which William H. Lyon is a beneficiary owning approximately 49.9% of the Company’s outstanding Common Stock. The foregoing number of shares does not reflect the subsequent merger and the conversion of each share of Series A and Series B Common Stock into 0.2 share of common stock as described in Note 2 of “Notes to Consolidated Financial Statements.”

      The Company changed its operating strategy during 1997 to finance certain projects by forming joint ventures with venture partners that would provide a substantial portion of the capital necessary to develop these projects. The Company believes that the use of joint venture partnerships better enables it to reduce its capital investments and risks in the highly capital intensive California markets. The Company generally receives, after priority returns and capital distributions to its partners, approximately 50% of the profits and losses, and cash flows from joint ventures.

      As of December 31, 2001, the Company and certain of its subsidiaries are general partners or members in 25 joint ventures involved in the development and sale of residential projects. Such joint ventures are 50% or less owned and, accordingly, the financial statements of such joint ventures are not consolidated in the preparation of the Company’s financial statements. The Company’s investments in unconsolidated joint ventures are accounted for using the equity method. See Note 7 of “Notes to Consolidated Financial Statements” for condensed combined financial information for these joint ventures. Based upon current estimates, substantially all future development and construction costs will be funded by the Company’s joint venture partners or from the proceeds of construction financing obtained by the joint ventures.

      At December 31, 2001 the Company had net operating loss carryforwards for Federal tax purposes of approximately $8.5 million which expire in 2009. In addition, unused recognized built-in losses in the amount of $23.9 million are available to offset future income and expire between 2009 and 2011. The utilization of these losses is limited to offset $3.2 million of taxable income per year; however, any unused losses in any year may be carried forward for utilization in future years through 2011. The Company’s ability to utilize the foregoing tax benefits will depend upon the amount of its future taxable income and may be limited in the event of an “ownership change” under federal tax laws and regulations.

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

Results of Operations

      Selected financial and operating information for the Company and its unconsolidated joint ventures as of and for the periods presented is as follows:

	As of and for the year ended
	December 31, 2001

		Unconsolidated
	Company	Joint	Combined
	Wholly-owned	Ventures	Total

Selected Financial Information (dollars in thousands)
Homes closed	1,861	705	2,566

Home sales revenue	$452,002	$316,098	$768,100
Cost of sales	(382,608)	(258,997)	(641,605)

Gross margin	$69,394	$57,101	$126,495

Gross margin percentage	15.4%	18.1%	16.5%

Number of homes closed
California	1,087	705	1,792
Arizona	298	0	298
Nevada	476	0	476

Total	1,861	705	2,566

Average sales price
California	$281,300	$448,400	$347,100
Arizona	150,200	0	150,200
Nevada	213,100	0	213,100

Total	$242,900	$448,400	$299,300

Number of net new home orders
California	1,080	618	1,698
Arizona	336	0	336
Nevada	507	0	507

Total	1,923	618	2,541

Average number of sales locations during period
California	15	13	28
Arizona	6	0	6
Nevada	6	0	6

Total	27	13	40

Backlog of homes sold but not closed at end of period
California	199	97	296
Arizona	118	0	118
Nevada	128	0	128

Total	445	97	542

Dollar amount of backlog of homes sold but not closed at end of period (dollars in thousands)
California	$68,013	$50,115	$118,128
Arizona	24,523	0	24,523
Nevada	33,880	0	33,880

Total	$126,416	$50,115	$176,531

Lots owned and controlled
California			4,761
Arizona			2,782
Nevada			824

Total			8,367

	As of and for the year ended
	December 31, 2000

		Unconsolidated
	Company	Joint	Combined
	Wholly-owned	Ventures	Total

Selected Financial Information (dollars in thousands)
Homes closed	1,757	909	2,666

Home sales revenue	$403,850	$367,723	$771,573
Cost of sales	(335,891)	(307,215)	(643,106)

Gross margin	$67,959	$60,508	$128,467

Gross margin percentage	16.8%	16.5%	16.7%

Number of homes closed
California	1,183	909	2,092
Arizona	189	0	189
Nevada	349	0	349
New Mexico(1)	36	0	36

Total	1,757	909	2,666

Average sales price
California	$259,300	$404,500	$322,400
Arizona	139,200	0	139,200
Nevada	189,500	0	189,500
New Mexico(1)	130,800	0	130,800

Total	$229,900	$404,500	$289,400

Number of net new home orders
California	1,103	906	2,009
Arizona	252	0	252
Nevada	321	0	321
New Mexico(1)	21	0	21

Total	1,697	906	2,603

Average number of sales locations during period
California	18	13	31
Arizona	5	0	5
Nevada	6	0	6
New Mexico(1)	1	0	1

Total	30	13	43

Backlog of homes sold but not closed at end of period
California	206	184	390
Arizona	80	0	80
Nevada	97	0	97
New Mexico(1)	0	0	0

Total	383	184	567

Dollar amount of backlog of homes sold but not closed at end of period (dollars in thousands)
California	$57,001	$82,169	$139,170
Arizona	11,842	0	11,842
Nevada	20,638	0	20,638
New Mexico(1)	0	0	0

Total	$89,481	$82,169	$171,650

Lots owned and controlled
California			5,662
Arizona			1,642
Nevada			986
New Mexico(1)			0

Total			8,290

	As of and for the year ended
	December 31, 1999

		Unconsolidated
	Company	Joint	Combined
	Wholly-owned	Ventures	Total

Selected Financial Information (dollars in thousands)
Homes closed	2,028	590	2,618

Home sales revenue	$426,839	$203,336	$630,175
Cost of sales	(357,153)	(163,215)	(520,368)

Gross margin	$69,686	$40,121	$109,807

Gross margin percentage	16.3%	19.7%	17.4%

Number of homes closed
California	1,296	590	1,886
Arizona	163	0	163
Nevada	397	0	397
New Mexico(1)	172	0	172

Total	2,028	590	2,618

Average sales price
California	$238,100	$344,600	$271,400
Arizona	196,400	0	196,400
Nevada	159,900	0	159,900
New Mexico(1)	132,600	0	132,600

Total	$210,500	$344,600	$240,700

Number of net new home orders
California	1,010	587	1,597
Arizona	106	0	106
Nevada	452	0	452
New Mexico(1)	148	0	148

Total	1,716	587	2,303

Average number of sales locations during period
California	23	10	33
Arizona	3	0	3
Nevada	6	0	6
New Mexico(1)	3	0	3

Total	35	10	45

Backlog of homes sold but not closed at end of period
California	286	187	473
Arizona	17	0	17
Nevada	125	0	125
New Mexico(1)	15	0	15

Total	443	187	630

Dollar amount of backlog of homes sold but not closed at end of period (dollars in thousands)
California	$86,600	$74,100	$160,700
Arizona	3,100	0	3,100
Nevada	20,000	0	20,000
New Mexico(1)	2,000	0	2,000

Total	$111,700	$74,100	$185,800

Lots owned and controlled
California			5,357
Arizona			3,033
Nevada			539
New Mexico(1)			89

Total			9,018

(1) The Company ceased its operations in New Mexico in mid-2000.

      Homes in backlog are generally closed within three to six months. The dollar amount of backlog of homes sold but not closed as of December 31, 2001 was $176.5 million as compared to $171.7 million as of December 31, 2000. The cancellation rate of buyers who contracted to buy a home but did not close escrow at the Company’s projects was approximately 24% during 2001.

      The number of homes closed in 2001 decreased 3.8% to 2,566 from 2,666 in 2000. Net new home orders for the year ended December 31, 2001 decreased 2.4% to 2,541 units from 2,603 for the year ended December 31, 2000. The backlog of homes sold as of December 31, 2001 was 542, down 4.4% from 567 units as of December 31, 2000. The Company’s inventory of completed and unsold homes as of December 31, 2001 increased to 59 units from 52 units as of December 31, 2000.

      The decline in net new home orders and closings for 2001 as compared with 2000 is primarily the result of (1) a weakening economy whose short-term outlook has become more uncertain following the unprecedented and tragic events of September 11, 2001 and (2) a reduction in the average number of active sales locations from 43 in 2000 to 40 in 2001. At December 31, 2001, the Company had 43 sales locations as compared to 42 sales locations at December 31, 2000.

      Financial Accounting Standards Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, (“Statement No. 121”) requires impairment losses to be recorded on assets to be held and used by the Company when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of the assets. Under the pronouncement, when an impairment loss is required for assets to be held and used by the Company, the related assets are adjusted to their estimated fair value.

      The net loss for the year ended December 31, 1997 included a non-cash charge of $74.0 million during the second quarter of 1997 to record impairment losses on certain real estate assets held and used by the Company. The impairment losses related to three of the Company’s master-planned communities. The impairment losses related to two communities, which are located in the Inland Empire area of Southern California, arose primarily from declines in home sales prices due to continued weak economic conditions and competitive pressures in that area of Southern California. The impairment loss relating to the other community, which is located in Contra Costa County in the East San Francisco Bay area of Northern California, was primarily attributable to lower than expected cash flow relating to one of the high end residential products in this community and to a deterioration in the value of the non-residential portion of the project. The significant deteriorations in the market conditions associated with these communities resulted in the undiscounted cash flows (excluding interest) estimated to be generated by these communities being less than their historical book values. Accordingly, the master-planned communities were written-down to their estimated fair value.

      The following represents the home sales and excess of revenue from sales over related cost of sales (i.e., gross profit) of the three master-planned communities since the recordation of impairment losses on June 30, 1997:

	For the	For the	For the	For the	For the
	Year Ended	Year Ended	Year Ended	Year Ended	Six Months Ended
	December 31, 2001	December 31, 2000	December 31, 1999	December 31, 1998	December 31, 1997

Sales	$39,281,000	$51,917,000	$79,584,000	$54,828,000	$17,662,000
Gross profit	12,575,000	13,884,000	13,012,000	$5,850,000	$1,202,000
Gross profit %	32.0%	26.7%	16.4%	10.7%	6.8%

      The gross profits recognized on the three master-planned communities subsequent to the recordation of the impairment losses has increased due to better than projected sales price increases beginning in 1998.

      The Company periodically evaluates its real estate assets to determine whether such assets have been impaired and therefore would be required to be adjusted to fair value. Fair value represents the amount at which an asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. The estimation process involved in determining if assets have been impaired and in the determination of fair value is inherently uncertain since it requires estimates of current market yields as well as future events and conditions. Such future events and conditions include economic and market conditions, as well as the availability of suitable financing to fund development and construction activities. The realization of the Company’s real estate projects is dependent upon future uncertain events and conditions and, accordingly, the actual timing and amounts realized by the Company may be materially different from their estimated fair values.

      In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“Statement No. 144”), effective for fiscal years beginning after December 15, 2001, Statement No. 144 supersedes Statement of Financial Accounting Standards No. 121. The Company does not believe Statement No. 144 will have a significant impact on the earnings or financial position of the Company upon adoption.

      Interest incurred during the period in which real estate projects are not under development or during the period subsequent to the completion of product available for sale is expensed in the period incurred. Economic conditions in the real estate industry can cause a delay in the development of certain real estate projects and, as a result, can lengthen the periods when such projects are not under development and, accordingly, have a significant impact on profitability as a result of expensed interest. Interest expense during 2001, 2000, and 1999 was approximately $0.2 million, $5.6 million and $6.2 million, respectively.

      In general, housing demand is adversely affected by increases in interest rates and housing prices. Interest rates, the length of time that assets remain in inventory, and the proportion of inventory that is financed affect the Company’s interest cost. If the Company is unable to raise sales prices sufficiently to compensate for higher costs or if mortgage interest rates increase significantly, affecting prospective buyers’ ability to adequately finance home purchases, the Company’s sales, gross margins and net results may be adversely impacted. To a limited extent, the Company hedges against increases in interest costs by acquiring interest rate protection that locks in or caps interest rates for limited periods of time for mortgage financing for prospective homebuyers.

      Comparison of Years Ended December 31, 2001 and 2000. Operating revenue for the year ended December 31, 2001 was $468.2 million, an increase of $50.9 million (12.2%), from operating revenue of $417.3 million for the year ended December 31, 2000. Revenue from sales of homes increased $48.1 million (11.9%) to $452.0 million in 2001 from $403.9 million in 2000. This increase was due primarily to an increase in the number of wholly-owned homes closed to 1,861 in 2001 from 1,757 in 2000, together with an increase in the average sales prices of wholly-owned homes to $242,900 in 2001 from $229,900 in 2000. Management fee income decreased by $1.4 million to $9.1 million in 2001 from $10.5 million in 2000 as a result of a decrease in the number of homes closed in unconsolidated joint ventures to 705 in 2001 from 909 in 2000. Equity in income of unconsolidated joint ventures amounting to $22.4 million was recognized in 2001, compared to $24.4 million in 2000 as a result of the decrease in net income of the unconsolidated joint ventures to $47.9 million in 2001 from $49.5 million in 2000 due to a related decrease in the number of homes closed in unconsolidated joint ventures to 705 in 2001 from 909 in 2000. The average sales price of homes sold by joint ventures has been higher than the average sales price of wholly-owned units. The Company generally receives, after priority returns and a return of capital, approximately 50% of the profits and losses and cash flows from joint ventures.

      Total operating income decreased from $49.4 million in 2000 to $46.2 million in 2001. The excess of revenue from sales of homes over the related cost of sales increased by $1.4 million to $69.4 million in 2001 from $68.0 million in 2000. This increase was primarily due to a increase of 5.9% in the number of wholly-owned units closed to 1,861 in 2001 from 1,757 in 2000, together with an increase in the average sales prices to $242,900 in 2001 from $229,900 in 2000 (a 5.7% increase). Gross margins decreased by 1.4% to 15.4% in 2001 from 16.8% in 2000. Sales and marketing expenses increased by $1.6 million (9.7%) to $18.1 million in 2001 from $16.5 million in 2000 primarily due to an increase in the number of wholly-owned homes closed to 1,861 in 2001 from 1,757 in 2000. General and administrative expenses increased by $1.9 million to $37.2 million in 2001 from $35.3 million in 2000, primarily as a result of increased salaries and related benefits and additional employee bonuses based on improved operating results of the Company.

      Total interest incurred during 2001 decreased $4.1 million to $21.9 million from $26.0 million in 2000 as a result of decreases in interest rates, offset by an increase in the average amount of outstanding debt. Net interest expense decreased to $0.2 million in 2001 from $5.6 million in 2000 as a result of an increase in the amount of real estate inventories available for capitalization of interest.

      Other income (expense), net increased to $7.5 million in 2001 from $7.3 million in 2000 primarily as a result of increased income from the Company’s mortgage company and title reinsurance operations in 2001, offset by a gain on the sale of an office building in 2000.

      As a result of the retirement of certain debt, the Company recognized a net gain of $0.5 million during the year ended December 31, 2000, after giving effect to income taxes and amortization of related loan costs. No gain was recognized from retirement of debt during the year ended December 31, 2001.

      The Company completed a capital restructuring and quasi-reorganization which resulted in the adjustment of assets and liabilities to their estimated fair values effective January 1, 1994. For the year ended December 31, 2000 income tax benefits of $9.3 million related to temporary differences resulting from the quasi-reorganization were excluded from the results of operations and not reflected as a reduction to the Company’s provision for income taxes but credited directly to additional paid-in capital. As of December 31, 2000, all quasi-reorganization income tax benefits have been fully utilized.

      Comparison of Years Ended December 31, 2000 and 1999. Operating revenue for the year ended December 31, 2000 was $417.3 million, a decrease of $27.5 million (6.2%), from operating revenue of $444.8 million for the year ended December 31, 1999. Revenue from sales of homes decreased $22.9 million (5.4%) to $403.9 million in 2000 from $426.8 million in 1999. This decrease was due primarily to a decrease in the number of wholly-owned homes closed to 1,757 in 2000 from 2,031 in 1999, offset by an increase in the average sales prices of wholly-owned homes to $229,900 in 2000 from $210,200 in 1999. Management fee income increased by $5.7 million to $10.5 million in 2000 from $4.8 million in 1999 as a direct result of the Company’s strategy of financing an increased number of projects through unconsolidated joint ventures. Equity in income of unconsolidated joint ventures amounting to $24.4 million was recognized in 2000, compared to $17.9 million in 1999 also as a direct result of the Company’s strategy of financing an increased number of projects through unconsolidated joint ventures. The number of homes closed in unconsolidated joint ventures increased to 909 in 2000 from 587 in 1999. The average sales price of homes sold by joint ventures has been higher than the average sales price of wholly-owned units. The Company generally receives, after priority returns and a return of capital, approximately 50% of the profits and losses and cash flows from joint ventures.

      Total operating income increased from $48.4 million in 1999 to $49.4 million in 2000. The excess of revenue from sales of homes over the related cost of sales decreased by $1.7 million, to $68.0 million in 2000 from $69.7 million in 1999. This decrease was primarily due to a decrease of 13.5% in the number of wholly-owned homes closed to 1,757 units in 2000 from 2,031 units in 1999, offset by an increase in the average sales prices to $229,900 in 2000 from $210,200 in 1999 (a 9.4% increase). Gross margins increased by 0.5% to 16.8% in 2000 from 16.3% in 1999. Sales and marketing expenses decreased by $2.9 million (14.9%) to $16.5 million in 2000 from $19.4 million in 1999 primarily due to a decrease in the number of wholly-owned homes closed to 1,757 in 2000 from 2,031 in 1999. General and administrative expenses increased by $11.1 million to $35.3 million in 2000 from $24.2 million in 1999, primarily as a result of higher employment levels to support the increased level of operations and additional employee bonuses based upon improved operating results of the Company, partially offset by reimbursement of overhead expenses from joint ventures.

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

      As a result of the transactions as described previously in “General Overview”, the Company incurred financial advisory expenses of approximately $2.2 million for the year ended December 31, 1999, with no corresponding amounts for the year ended December 31, 2000.

      Other income (expense), net increased to $7.3 million in 2000 from $3.4 million in 1999 primarily as a result of the gain of $1.7 million on the sale of an office building in 2000, increased income from the

Company’s mortgage company operations and increased income from the Company’s design center operations.

      As a result of the retirement of certain debt, the Company recognized net gains of $0.5 million and $4.2 million during the years ended December 31, 2000 and 1999, respectively, after giving effect to income taxes and amortization of related loan costs.

      The Company completed a capital restructuring and quasi-reorganization which resulted in the adjustment of assets and liabilities to their estimated fair values effective January 1, 1994. For the year ended December 31, 2000 income tax benefits of $9.3 million related to temporary differences resulting from the quasi-reorganization were excluded from the results of operations and not reflected as a reduction to the Company’s provision for income taxes but credited directly to additional paid-in capital. As of December 31, 2000, all quasi-reorganization income tax benefits have been fully utilized.

Financial Condition and Liquidity

      The Company provides for its ongoing cash requirements principally from internally generated funds from the sales of real estate and from outside borrowings and, beginning in the fourth quarter of 1997, by joint venture financing from newly formed joint ventures with venture partners that provide a substantial portion of the capital required for certain projects. The Company currently maintains the following major credit facilities: 12 1/2% Senior Notes (the “Senior Notes”), secured revolving lending facilities (“Revolving Credit Facilities”) and an unsecured revolving line of credit with a commercial bank (“Unsecured Revolving Line”). The Company also finances certain projects with construction loans secured by real estate inventories and finances certain land acquisitions with seller-provided financing.

      The ability of the Company to meet its obligations on its indebtedness will depend to a large degree on its future performance, which in turn will be subject, in part, to factors beyond its control, such as prevailing economic conditions, mortgage and other interest rates, weather, the occurrence of events such as landslides, soil subsidence and earthquakes that are uninsurable, not economically insurable or not subject to effective indemnification agreements, availability of labor and homebuilding materials, changes in governmental laws and regulations, and the availability and cost of land for future development.

  Quasi-Reorganization

      In 1994, the Company’s Board of Directors approved a Plan for Quasi-Reorganization retroactive to January 1, 1994. The Company implemented a quasi-reorganization at that time because it was implementing a substantial change in its capital structure in accordance with a plan for capital restructuring. A quasi-reorganization allows certain companies which are undergoing a substantial change in capital structure to utilize “fresh start accounting.”

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

      As a result of the quasi-reorganization, any income tax benefits resulting from the utilization of net operating losses and other carryforwards existing at January 1, 1994 and temporary differences resulting from the quasi-reorganization, are excluded from the Company’s results of operations and credited to paid-in capital.

  Senior Notes

      As of December 31, 2001, the Company’s outstanding balance under its 12 1/2% Senior Notes was $70.3 million. On May 1, 2001, the Company completed a consent solicitation with respect to the 12 1/2% Senior Notes and received consents from holders of $39.3 million of the then outstanding notes to extend the maturity date from July 1, 2001 to July 1, 2003 and to make certain amendments to the note covenants.

Although the Company initially intended to accept consents from no more than 50% of holders, the Company elected to accept additional consents, as contemplated by the consent solicitation documents. The consenting holders received a consent fee of 4% of the principal balance. Subsequently, during May and June 2001, the Company had also repurchased $31.4 million of the Senior Notes from non-consenting holders.

      In June 2001, General William Lyon, Chairman and Chief Executive Officer of the Company, and a trust for which his son William Harwell Lyon is a beneficiary, purchased from the Company at par $30.0 million of the 12 1/2% Senior Notes. William Harwell Lyon is also an employee and a Director of the Company. Effective in July 2001, William H. McFarland, another member of the Company’s Board of Directors, purchased from the Company at par $1.0 million of the 12 1/2% Senior Notes. In parity with holders consenting during the consent solicitation, these Directors received a consent fee of 4% of the principal balance and consented to the amendments effected by the Company’s consent solicitation statement dated February 28, 2001.

      In July 2001, the Company repaid all of the remaining 12 1/2% Senior Notes which matured on July 1, 2001 amounting to $5.9 million.

      In April and May 2000, the Company purchased $21.8 million principal amount of its outstanding Senior Notes at a cost of $21.1 million. The net gain resulting from the purchase was $0.5 million after giving effect to income taxes and amortization of related loan costs. Such gain is reflected as an extraordinary item in the Company’s results of operations for the year ended December 31, 2000.

      The 12 1/2% Senior Notes due July 1, 2003 are obligations of William Lyon Homes, a Delaware corporation (“Delaware Lyon”), and are unconditionally guaranteed on a senior basis by William Lyon Homes, Inc., a California corporation and a wholly owned subsidiary of Delaware Lyon. However, William Lyon Homes, Inc. has granted liens on substantially all of its assets as security for its obligations under the Revolving Credit Facilities and other loans. Because the William Lyon Homes, Inc. guarantee is not secured, holders of the Senior Notes are effectively junior to borrowings under the Revolving Credit Facilities with respect to such assets. Delaware Lyon and its consolidated subsidiaries are referred to collectively herein as the “Company.” Interest on the Senior Notes is payable on January 1 and July 1 of each year.

      The Senior Notes are senior obligations of Delaware Lyon and rank pari passu in right of payment to all existing and future unsecured indebtedness of Delaware Lyon, and senior in right of payment to all future indebtedness of the Company which by its terms is subordinated to the Senior Notes.

      Delaware Lyon is required to offer to repurchase certain Senior Notes at a price equal to 100% of the principal amount plus any accrued and unpaid interest to the date of repurchase if Delaware Lyon’s Consolidated Tangible Net Worth is less than $60.0 million on the last day of any two consecutive fiscal quarters, as well as from the proceeds of certain asset sales.

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

      As of December 31, 2001, the outstanding 12 1/2% Senior Notes with a face value of $70.3 million were valued at approximately the face value, in the opinion of the Company’s management.

      The Company will in all likelihood be required to refinance the Senior Notes at the maturity date of July 1, 2003 and no assurances can be given that the Company will be successful in that regard.

  Revolving Credit Facilities

      The Revolving Credit Facilities have an aggregate maximum loan commitment of $180.0 million, and mature at various dates beginning in June 2002 through September 2004. The collateral for the loans provided by the Revolving Credit Facilities includes specific real estate assets funded by such respective Revolving Credit Facilities. Although the aggregate maximum loan commitment for these loans is $180.0 million, the credit facilities have limitations on the amounts which can be borrowed at any time based on assets which are included in the credit facilities and the specified borrowings permitted under borrowing base calculations. The undrawn availability at December 31, 2001 was $44.8 million and the principal outstanding under the Revolving Credit Facilities at December 31, 2001 was $76.1 million.

      Pursuant to the terms of the Revolving Credit Facilities, outstanding advances bear interest at various rates which approximate the prime rate. The Revolving Credit Facilities include financial covenants which may limit the amount which may be borrowed thereunder.

  Unsecured Revolving Line

      Effective March 8, 2001, the Company obtained an unsecured revolving line of credit with a commercial bank in the amount of $10.0 million. The Unsecured Revolving Line bears interest at prime plus 1% and matures in June 2003. The Unsecured Revolving Line includes financial covenants which may limit the amount which may be borrowed thereunder. As of December 31, 2001, $8.0 million was outstanding under the Unsecured Revolving Line.

  Construction Notes Payable

      At December 31, 2001, the Company had construction notes payable amounting to $21.8 million related to various real estate projects. The notes are due as units close or at various dates on or before June 11, 2004 and bear interest at rates of prime plus 0.25% to 19%.

  Seller Financing

      Another source of financing available to the Company is seller-provided financing for land acquired by the Company. At December 31, 2001, the Company had various notes payable outstanding related to land acquisitions for which seller financing was provided in the amount of $34.4 million. The notes are due at various dates through December 31, 2003 and bear interest at rates ranging from prime plus 2.0% to 12%.

  Revolving Mortgage Warehouse Credit Facility

      The Company has a $15.0 million revolving mortgage warehouse credit facility with a bank to fund its mortgage origination operations. Mortgage loans are generally held for a short period of time and are typically sold to investors within 7 to 15 days following funding. Borrowings are secured by the related mortgage loans held for sale. At December 31, 2001 the outstanding balance was $11.0 million. The facility, which has a current maturity date of May 31, 2002, also contains a financial covenant requiring the Company to maintain cash and/or marketable securities on the books of account of its subsidiary, Duxford Financial, Inc., a California corporation (“Duxford”) in an amount equal to no less than $1.0 million and a financial covenant requiring the Company to maintain total assets net of total liabilities and net of amounts receivable from the Company and/or affiliates on the books of account of Duxford in an amount equal to no less than $1.0 million.

  Land Banking Arrangements

      The Company has entered into land banking arrangements for two projects totaling 204 lots for a purchase price of $8.7 million. As of December 31, 2001, the balance of the lots still under option and unclosed was 141 lots for a purchase price of $5.8 million. The Company is under no obligation to purchase the balance of the lots, but, as of December 31, 2001, would forfeit $3.1 million in penalties if the lots were not purchased.

  Joint Venture Financing

      As of December 31, 2001, the Company and certain of its subsidiaries are general partners or members in 25 joint ventures involved in the development and sale of residential projects. Such joint ventures are 50% or less owned and, accordingly, the financial statements of such joint ventures are not consolidated with the Company’s financial statements. The Company’s investments in unconsolidated joint ventures are accounted for using the equity method. See Note 7 of “Notes to Consolidated Financial Statements” for condensed combined financial information for these joint ventures. Based upon current estimates, substantially all future development and construction costs will be funded by the Company’s venture partners or from the proceeds of construction financing obtained by the joint ventures.

      As of December 31, 2001, the Company’s investment in and advances to such joint ventures was approximately $66.8 million and the Company’s venture partners’ investment in such joint ventures was approximately $144.5 million. In addition, certain joint ventures have obtained financing from land sellers or construction lenders which amounted to approximately $72.3 million at December 31, 2001.

  Assessment District Bonds

      In some jurisdictions in which the Company develops and constructs property, assessment district bonds are issued by municipalities to finance major infrastructure improvements and fees. Such financing has been an important part of financing master-planned communities due to the long-term nature of the financing, favorable interest rates when compared to the Company’s other sources of funds and the fact that the bonds are sold, administered and collected by the relevant government entity. As a landowner benefited by the improvements, the Company is responsible for the assessments on its land. When the Company’s homes or other properties are sold, the assessments are either prepaid or the buyers assume the responsibility for the related assessments.

  Cash Flows — Comparison of Years Ended December 31, 2001 and 2000

      Net cash (used in) provided by operating activities changed from a source of $9.3 million in 2000 to a use of $2.3 million in 2001. The change was primarily a result of increased expenditures in real estate inventories for 2001.

      Net cash (used in) provided by investing activities changed from a source of $19.2 million in 2000 to a use of $4.1 million in 2001 primarily as a result of an increase in notes receivable originations associated with the mortgage company warehouse credit facility and a decrease in net distributions from unconsolidated joint ventures in 2001.

      Net cash provided by (used in) financing activities changed from a use of $16.0 million in 2000 to a source of $11.4 million primarily as a result of increased net borrowings from notes payable and a decrease in the net repurchase of 12 1/2% Senior Notes in 2001.

  Cash Flows — Comparison of Years Ended December 31, 2000 and 1999

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

Inflation

      The Company’s revenues and profitability may be affected by increased inflation rates and other general economic conditions. In periods of high inflation, demand for the Company’s homes may be reduced by increases in mortgage interest rates. Further, the Company’s profits will be affected by its ability to recover through higher sales prices increases in the costs of land, construction, labor and administrative expenses. The Company’s ability to raise prices at such times will depend upon demand and other competitive factors.

Critical Accounting Policies

      The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and costs and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those which impact its most critical accounting policies. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Management believes that the following accounting policies are among the most important to a portrayal of the Company’s financial condition and results of operations and require among the most difficult, subjective or complex judgments:

     Real Estate Inventories and Cost of Sales

      Real estate inventories are carried at cost net of impairment losses, if any. Real estate inventories consist primarily of raw land, lots under development, houses under construction and completed houses. All direct and indirect land costs, offsite and onsite improvements and applicable interest and other carrying charges are capitalized to real estate projects during periods when the project is under development. Land, offsite costs and all other common costs are allocated to land parcels benefited based upon relative fair values before construction. Onsite construction costs and related carrying charges (principally interest and property taxes) are allocated to the individual homes within a phase based upon the relative sales value of the homes. The estimation process involved in determining relative fair values and sales values is inherently uncertain because it involves estimates of current market values for land parcels before construction as well as future sales values of individual homes within a phase. The Company’s estimate of future sales values is supported by the Company’s budgeting process. The estimate of future sales values is inherently uncertain because it requires estimates of current market conditions as well as future market events and conditions. Additionally, in determining the allocation of costs to a particular land parcel or individual home, the Company relies on project budgets that are based on a variety of assumptions, including assumptions about construction schedules and future costs to be incurred. It is possible that actual results could differ from budgeted amounts for various reasons, including construction delays, increases in costs which have not yet been committed, or unforeseen issues encountered during construction that fall outside the scope of contracts obtained. While the actual results for a particular construction project are accurately reported over time, a variance between the budget and actual costs could result in the understatement or overstatement of costs and a related impact on gross margins in a specific reporting period. To reduce the potential for such distortion, the Company has set forth procedures which have been applied by the Company on a consistent basis, including assessing and revising project budgets on a monthly basis, obtaining commitments from subcontractors and vendors for future costs to be incurred, reviewing the adequacy of warranty accruals and historical warranty claims experience, and utilizing the most recent information available to estimate costs. The variances between budget and actual amounts identified by the Company have historically not had a material impact on its consolidated results of operations. Management believes that the Company’s policies provide for reasonably dependable estimates to be used in the calculation and reporting of costs. The Company relieves its accumulated real estate inventories through cost of sales for the cost of homes sold, as described more fully below in the section entitled “Sales and Profit Recognition”.

     Impairment of Real Estate Inventories

      Financial Accounting Standards Board Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (“Statement No. 121”), requires impairment losses to be recorded on assets to be held and used by the Company when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of the assets. The estimation process used in determining the undiscounted cash flows of the assets is inherently uncertain because it involves estimates of future revenues and costs. As described more fully above in the section entitled “Real Estate Inventories and Cost of Sales”, estimates of revenues and costs are supported by the Company’s budgeting process. When an impairment loss is required for assets to be held and used by the Company, the related assets are adjusted to their estimated fair value.

      Fair value represents the amount at which an asset could be bought or sold in a current transaction between willing parties, that is, other than a forced or liquidation sale. The estimation process involved in determining if assets have been impaired and in the determination of fair value is inherently uncertain because it requires estimates of current market yields as well as future events and conditions. Such future events and conditions include economic and market conditions, as well as the availability of suitable financing to fund development and construction activities. The realization of the Company’s real estate inventories is dependent upon future uncertain events and conditions and, accordingly, the actual timing and amounts realized by the Company may be materially different from their estimated fair values.

      In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“Statement No. 144”), effective for fiscal years beginning after December 15, 2001, Statement No. 144 supersedes Statement No. 121. The Company does not believe Statement 144 will have a significant impact on the earnings or financial position of the Company upon adoption.

     Sales and Profit Recognition

      A sale is recorded and profit recognized when a sale is consummated, the buyer’s initial and continuing investments are adequate, any receivables are not subject to future subordination, and the usual risks and rewards of ownership have been transferred to the buyer in accordance with the provisions of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 66, Accounting for Sales of Real Estate. When it is determined that the earnings process is not complete, profit is deferred for recognition in future periods. The profit recorded by the Company is based on the calculation of cost of sales which is dependent on the Company’s allocation of costs which is described in more detail above in the section entitled “Real Estate Inventories”.

      The Company’s critical accounting policies are more fully described in Note 1 of the Notes to Consolidated Financial Statements.

Related Party Transactions

      See Item 13 and Note 12 of the Notes to Consolidated Financial Statements for a description of the Company’s transactions with related parties.

Impact of New Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statement No. 137 and Statement No. 138 (collectively, “Statement No. 133”), which is required to be adopted for fiscal years beginning after June 15, 2000. Statement No. 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, a change in the fair value of the derivative will either be offset against the change in the fair value of the hedged asset, liability, or firm commitment through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The implementation of Statement No. 133 had no impact on the Company’s results of operations or financial position for the year ended December 31, 2001.

      In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations (“Statement No. 141”). This Statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, “Business Combinations” and Financial Accounting Standards Board Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. We will adopt Statement No. 141 for all business combinations initiated after June 30, 2001.

      In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement No. 142”), effective for fiscal years beginning after December 15, 2001. Under the new rule, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with Statement No. 142. The Company will apply the new rule on accounting for goodwill beginning in the first quarter of 2002. Application of the nonamortization provisions of Statement No. 142 is expected to result in an increase in net income of approximately $800,000 ($0.08 per share) per year. During 2002, the Company will perform the first of the required impairment tests of goodwill as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

      In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“Statement No. 144”), effective for fiscal years beginning after December 15, 2001. Statement No. 144 supersedes Statement of Financial Accounting Standards No. 121. The Company does not believe Statement No. 144 will have a significant impact on the earnings or financial position of the Company upon adoption.

Forward Looking Statements

      Investors are cautioned that certain statements contained in this Annual Report on Form 10-K, as well as some statements by the Company in periodic press releases and some oral statements by Company officials to securities analysts and stockholders during presentations about the Company are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). Statements which are predictive in nature, which depend upon or refer to future events or conditions, or which include words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “estimates”, “hopes”, and similar expressions constitute forward-looking statements. In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible future Company actions, which may be provided by management are also forward-looking statements as defined in the Act. Forward-looking statements are based upon expectations and projections about future events and are subject to assumptions, risks and uncertainties about, among other things, the Company, economic and market factors and the homebuilding industry.

      Actual events and results may differ materially from those expressed or forecasted in the forward-looking statements due to a number of factors. The principal factors that could cause the Company’s actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, changes in general economic conditions either nationally or in regions in which the Company operates (including, but not limited to changes directly or indirectly related to the tragic events of September 11, 2001 and thereafter), whether an ownership change occurs which results in the limitation of the Company’s ability to utilize the tax benefits associated with its net operating loss carryforward, changes in home mortgage interest rates, changes in prices of homebuilding materials, labor shortages, adverse weather conditions, the occurrence of events such as landslides, soil subsidence and earthquakes that are uninsurable, not economically insurable or not subject to effective indemnification agreements, changes in governmental laws and regulations, whether the Company is able to refinance the outstanding balances of Senior Notes at their maturity, the timing of receipt of regulatory approvals and the opening of projects and the availability and cost of land for future growth.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s revolving lines of credit with a total outstanding balance at December 31, 2001 of $76.1 million where the interest rate is variable based upon certain bank reference or prime rates. If interest rates were to increase by 10%, the estimated impact on the Company’s consolidated financial statements would be to reduce income before taxes by approximately $10,000 based on amounts outstanding and rates in effect at December 31, 2001, as well as to increase capitalized interest by approximately $918,000 which would be amortized to cost of sales as unit closings occur.

Item 8. Financial Statements and Supplementary Data

      The consolidated financial statements of William Lyon Homes and the financial statements of the Significant Subsidiaries of William Lyon Homes, together with the reports of the independent auditors, listed under Item 14, are submitted as a separate section of this report beginning on page 33 and are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10. Directors and Executive Officers of Registrant

      The information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2002 Annual Meeting of Holders of Common Stock to be held on May 13, 2002.

Item 11. Executive Compensation

      The information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2002 Annual Meeting of Holders of Common Stock to be held on May 13, 2002.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2002 Annual Meeting of Holders of Common Stock to be held on May 13, 2002.

Item 13. Certain Relationships and Related Transactions

      The information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2002 Annual Meeting of Holders of Common Stock to be held on May 13, 2002.

PART IV

Item 14.	Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K

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

      (3) Listing of Exhibits:

Exhibit
Number	Description

2.1(1)	Certificate of Ownership and Merger
3.1(2)	Certificate of Incorporation of the Company.
3.3(2)	Bylaws of the Company.
4.1(2)	Specimen certificate of Common Stock.
4.2(3)	Indenture dated June 29, 1994, between American Bank & Trust Company, as Trustee, and The Presley Companies and Presley Homes.
10.1(5)	Form of Indemnity Agreement, between the Company and the Directors and Officers of the Company.
10.2(2)	Purchase Agreement and Escrow Instructions dated October 7, 1999 among The Presley Companies, Presley Homes, William Lyon Homes, Inc., William Lyon and William H. Lyon.
10.3(7)	Amended and Restated 1991 Stock Option Plan of The Presley Companies, a Delaware corporation.
10.4(4)	Forms of Stock Option Agreements, dated as of May 20, 1994, between the Company and Wade H. Cable.
10.5(4)	Form of Stock Option Agreement, dated as of May 20, 1994, between the Company and Nancy M. Harlan.
10.6(4)	Form of Stock Option Agreement, dated as of May 20, 1994, between the Company and Linda L. Foster.

Exhibit
Number	Description

10.7(4)	Form of Stock Option Agreement, dated as of May 20, 1994, between the Company and W. Douglass Harris.
10.8(4)	Form of Stock Option Agreement, dated as of May 20, 1994, between the Company and C. Dean Stewart.
10.9(4)	Form of Stock Option Agreement, dated as of May 20, 1994, between the Company and Alan Uman.
10.10(5)	Property Management Agreement between Corporate Enterprises, Inc., a California corporation (Owner) and William Lyon Homes, Inc., a California corporation (Manager) dated and effective November 5, 1999.
10.11(5)	Mortgage Company Agreement between Presley Mortgage Company, a California corporation and Duxford Financial Services, Inc., executed as of November 5, 1999.
10.12(5)	Warranty Service Agreement between Corporate Enterprises, Inc., a California corporation and William Lyon Homes, Inc., a California corporation dated and effective November 5, 1999.
10.13(6)	Loan Agreement dated as of September 25, 2000 between William Lyon Homes, Inc., a California corporation, the “Borrower,” and Residential Funding Corporation, a Delaware corporation, “Lender.”
10.14(6)	Master Loan Agreement dated as of August 31, 2000 by and between William Lyon Homes, Inc., a California corporation (“Borrower”) and Guaranty Federal Bank, F.S.B., a federal savings bank organized and existing under the laws of the United States (“Lender”).
10.15(6)	Revolving Line of Credit Loan Agreement (Borrowing Base Loan) by and between California Bank & Trust, a California banking corporation, and William Lyon Homes, Inc., a California corporation, dated as of September 21, 2000.
10.16(6)	Option Agreement and Escrow Instructions between William Lyon Homes, Inc., a California corporation and Lathrop Investment, L.P., a California limited partnership dated as of October 24, 2000.
10.17(7)	William Lyon Homes 2000 Stock Incentive Plan.
10.18(8)	Form of Stock Option Agreements.
10.19(8)	William Lyon Homes, Inc. 2000 Cash Bonus Plan.
10.20(8)	Standard Industrial/Commercial Single-Tenant Lease — Net Between William Lyon Homes, Inc. and a trust of which William H. Lyon is the sole beneficiary.
10.21(8)	Mortgage Warehouse Loan and Security Agreement effective as of July 28, 2000 by and between Duxford Financial Inc., a California corporation (“Borrower”) and First Tennessee Bank (“Bank”).
10.22(9)	Form of First Supplemental Indenture dated as of July 1, 2001 amending and supplementing the Indenture dated as of June 29, 1994 by and among William Lyon Homes f/k/a The Presley Companies, a Delaware corporation (as Company), William Lyon Homes, Inc. f/k/a Presley Homes, f/k/a The Presley Companies, a California corporation (as Guarantor) and Firstar Bank, N.A. as successor-in-interest to American National Bank and Trust Company (as Trustee).
10.23(9)	Business Loan Agreement dated as of March 8, 2001 between William Lyon Homes, Inc. (“Borrower”) and First Bank and Trust (“Lender”).
10.24(10)	Agreement for First Modification of Deeds of Trust and Other Loan Instruments (this “First Modification”) dated as of June 8, 2001 by and between William Lyon Homes, Inc., a California Corporation (“Borrower”) and Guaranty Bank, a federal savings bank organized and existing under the laws of the United States (formerly known as “Guaranty Federal Bank, F.S.B.”) (“Lender”).

Exhibit
Number	Description

10.25(10)	Mortgage Warehouse Loan and Security Agreement dated as of May 31, 2001, by and between Duxford Financial, Inc., and/or Bayport Mortgage, L.P., a California Corporation (“Borrower”) and First Tennessee Bank (“Bank”).
10.26(11)	William Lyon Homes Executive Deferred Compensation Plan effective as of February 11, 2002.
10.27	William Lyon Homes Outside Directors Deferred Compensation Plan effective as of February 11, 2002.
21.1	List of Subsidiaries of the Company.
23.1	Consent of Independent Auditors.

(1)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed January 5, 2000 and incorporated herein by this reference.

(2)	Previously filed in connection with the Company’s Registration Statement on Form S-4, and amendments thereto, (S.E.C. Registration No. 333-88569) and incorporated herein by this reference.

(3)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 and amendments thereto (S.E.C. Registration No. 33-79088) and incorporated herein by this reference.

(4)	Previously filed in connection with the Company’s Registration Statement on Form S-1, and amendments thereto (S.E.C. Registration No. 33-79088) and incorporated herein by this reference.

(5)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by this reference.

(6)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 and incorporated herein by this reference.

(7)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-8 (SEC Registration No. 333-50232) and incorporated herein by this reference.

(8)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by this reference.

(9)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001 and incorporated herein by this reference.

(10)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by this reference.

(11)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-8 (SEC Registration No. 333-82448) dated February 8, 2002 and incorporated herein by this reference.

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

Signature	Title	Date

/s/ WILLIAM LYON William Lyon	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2002

/s/ WADE H. CABLE Wade H. Cable	Director, President and Chief Operating Officer	March 12, 2002

/s/ JAMES E. DALTON James E. Dalton	Director	March 14, 2002

/s/ RICHARD E. FRANKEL Richard E. Frankel	Director	March 14, 2002

/s/ WILLIAM H. LYON William H. Lyon	Director	March 14, 2002

/s/ WILLIAM H. MCFARLAND William H. McFarland	Director	March 13, 2002

Michael L. Meyer	Director	March , 2002

/s/ RAY A. WATT Ray A. Watt	Director	March 13, 2002

Randolph W. Westerfield	Director	March , 2002

/s/ MICHAEL D. GRUBBS Michael D. Grubbs	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 12, 2002

/s/ W. DOUGLASS HARRIS W. Douglass Harris	Vice President and Corporate Controller (Principal Accounting Officer)	March 12, 2002

REQUIRED SCHEDULES

      Schedules are omitted as the required information is not present, is not present in sufficient amounts, or is included in the Consolidated Financial Statements or Notes thereto.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders

William Lyon Homes

      We have audited the accompanying consolidated balance sheets of William Lyon Homes as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of William Lyon Homes at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

/s/  ERNST & YOUNG LLP

Irvine, California

February 15, 2002

WILLIAM LYON HOMES

CONSOLIDATED BALANCE SHEETS

(in thousands except number of shares and par value per share)
(Notes 2 and 3)

ASSETS

	December 31,

	2001	2000

Cash and cash equivalents	$19,751	$14,711
Receivables — Note 5	26,224	18,538
Real estate inventories — Note 6	294,678	214,418
Investments in and advances to unconsolidated joint ventures — Note 7	66,753	49,966
Property and equipment, less accumulated depreciation of $4,309 and $3,112 at December 31, 2001 and 2000, respectively	2,171	2,818
Deferred loan costs	2,831	754
Goodwill — Note 2	5,896	7,138
Other assets	15,405	21,937

	$433,709	$330,280

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$19,346	$25,762
Accrued expenses	42,276	35,096
Notes payable — Note 8	151,191	89,709
12 1/2% Senior Notes due July 1, 2003 — Note 8	70,279	77,201

	283,092	227,768

Commitments and contingencies — Note 13
Stockholders’ equity — Notes 3 and 10
Common stock, par value $.01 per share; 30,000,000 shares authorized; 10,619,399 and 10,570,223 shares issued and outstanding at December 31, 2001 and 2000, respectively	106	106
Additional paid-in capital	127,035	126,608
Retained earnings (accumulated deficit) from January 1, 1994	23,476	(24,202)

	150,617	102,512

	$433,709	$330,280

See accompanying notes.

WILLIAM LYON HOMES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands except per common share amounts)
(Notes 2 and 3)

	Year Ended December 31,

	2001	2000	1999

Operating revenue
Home sales	$452,002	$403,850	$426,839
Lots, land and other sales — Note 12	7,054	3,016	13,142
Management fees — Note 1	9,127	10,456	4,825

	468,183	417,322	444,806

Operating costs
Cost of sales — homes	(382,608)	(335,891)	(357,153)
Cost of sales — lots, land and other	(5,158)	(3,378)	(13,223)
Sales and marketing	(18,149)	(16,515)	(19,387)
General and administrative	(37,171)	(35,348)	(24,193)
Amortization of goodwill — Note 2	(1,242)	(1,244)	(307)

	(444,328)	(392,376)	(414,263)

Equity in income of unconsolidated joint ventures — Note 7	22,384	24,416	17,859

Operating income	46,239	49,362	48,402
Interest expense, net of amounts capitalized — Note 8	(227)	(5,557)	(6,153)
Financial advisory expenses — Note 3	—	—	(2,197)
Other income (expense), net — Note 2	7,513	7,324	3,445

Income before income taxes and extraordinary item	53,525	51,129	43,497

Provision for income taxes — Notes 4 and 10
Income taxes — benefit credited to paid-in capital	—	(9,287)	—
Income taxes — net of benefit	(5,847)	(3,070)	(220)

Income before extraordinary item	47,678	38,772	43,277
Extraordinary item — gain from retirement of debt, net of applicable income taxes — Notes 10 and 11	—	496	4,200

Net income	$47,678	$39,268	$47,477

Basic earnings per common share: — Note 1
Before extraordinary item	$4.50	$3.69	$4.15
Extraordinary item	—	0.05	0.40

After extraordinary item	$4.50	$3.74	$4.55

Diluted earnings per common share: — Note 1
Before extraordinary item	$4.44	$3.69	$4.15
Extraordinary item	—	0.05	0.40

After extraordinary item	$4.44	$3.74	$4.55

See accompanying notes.

WILLIAM LYON HOMES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)
(Notes 3 and 4)

				Retained
				Earnings
				(Accumulated
	Common Stock		Additional	Deficit) from
			Paid-In	January 1,
	Shares	Amount	Capital	1994	Total

Balance — December 31, 1998	10,439	$104	$116,667	$(110,947)	$5,824
Net income for the year	—	—	—	47,477	47,477

Balance — December 31, 1999	10,439	104	116,667	(63,470)	53,301
Issuance of common stock upon exercise of stock options — Note 9	131	2	654	—	656
Net income for the year	—	—	—	39,268	39,268
Income tax benefits related to temporary differences existing prior to the quasi-reorganization — Notes 4 and 10	—	—	9,287	—	9,287

Balance — December 31, 2000	10,570	106	126,608	(24,202)	102,512
Issuance of common stock upon exercise of stock options — Note 9	49	—	427	—	427
Net income for the year	—	—	—	47,678	47,678

Balance — December 31, 2001	10,619	$106	$127,035	$23,476	$150,617

See accompanying notes.

WILLIAM LYON HOMES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(Notes 2 and 3)

	Year Ended December 31,

	2001	2000	1999

Operating activities
Net income	$47,678	$39,268	$47,477
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,519	2,499	1,518
Equity in income of unconsolidated joint ventures	(22,384)	(24,416)	(17,859)
Extraordinary gain on repurchase of Senior Notes	—	(561)	(4,225)
Provision for income taxes	5,847	12,383	245
Net changes in operating assets and liabilities:
Receivables	2,480	(113)	(6,531)
Real estate inventories	(37,810)	(25,255)	63,191
Deferred loan costs	(2,077)	841	1,280
Other assets	6,532	(4,515)	(15,099)
Accounts payable	(6,416)	10,109	(6,847)
Accrued expenses	1,333	(899)	2,704

Net cash (used in) provided by operating activities	(2,298)	9,341	65,854

Investing activities
Investment in and advances to unconsolidated joint ventures	(30,547)	(20,600)	(5,494)
Distributions from unconsolidated joint ventures	32,947	45,018	11,680
Proceeds from contribution of land to joint ventures	—	—	3,700
Mortgage notes receivable originations/issuances	(220,505)	(116,773)	(54,965)
Mortgage notes receivable sales/repayments	214,636	113,474	58,933
Purchases of property and equipment	(630)	(1,890)	(22)

Net cash (used in) provided by investing activities	(4,099)	19,229	13,832

Financing activities
Proceeds from borrowings on notes payable	687,641	467,446	198,052
Principal payments on notes payable	(669,709)	(462,008)	(264,139)
Repurchase of 12 1/2% Senior Notes	(51,637)	(22,107)	(35,400)
Reissuance of 12 1/2% Senior Notes	44,715	—	—
Common stock issued for exercised options	427	656	—

Net cash provided by (used in) financing activities	11,437	(16,013)	(101,487)

Net increase (decrease) in cash and cash equivalents	5,040	12,557	(21,801)
Cash and cash equivalents — beginning of year	14,711	2,154	23,955

Cash and cash equivalents — end of year	$19,751	$14,711	$2,154

Supplemental disclosures of cash flow and non-cash activities
Cash paid during the period for interest, net of amounts capitalized	$(1,301)	$5,304	$7,198

Issuance of notes payable for land acquisitions	$43,550	$10,042	$22,181

Investment in joint venture in connection with contribution of land to joint venture	$1,100	$2,749	$1,845

Debt assumed by joint venture in connection with contribution of land to joint venture	$—	$2,401	$33,662

Assumption of liabilities related to purchase of substantially all of the assets of William Lyon Homes, Inc.	$—	$—	$101,058

See accompanying notes.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies

  Operations

      William Lyon Homes, a Delaware corporation and subsidiaries (the “Company”) are primarily engaged in designing, constructing and selling single family detached and attached homes in California, Arizona and Nevada.

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

  Segment Information

      The Company designs, constructs and sells a wide range of homes designed to meet the specific needs of each of its markets. For internal reporting purposes, the Company is organized into five geographic home building regions and its mortgage origination operation. Because each of the Company’s geographic home building regions has similar economic characteristics, housing products and class of prospective buyers, the geographic home building regions have been aggregated into a single home building segment. The Company’s mortgage origination operations did not meet the materiality thresholds which would require disclosure for the years ended December 31, 2001, 2000 and 1999, and accordingly, are not separately reported.

      The Company evaluates performance and allocates resources primarily based on the operating income of individual home building projects. Operating income is defined by the Company as sales of homes, lots and land; less cost of sales, impairment losses on real estate, selling and marketing, and general and administrative expenses. Accordingly, operating income excludes certain expenses included in the determination of net income. Operating income from home building operations totaled $46.2 million, $49.4 million and $48.4 million for the years ended December 31, 2001, 2000 and 1999, respectively.

      All revenues are from external customers. There were no customers that contributed 10% or more of the Company’s total revenues during 2001, 2000 or 1999.

  Real Estate Inventories and Related Indebtedness

      Real estate inventories are carried at cost net of impairment losses, if any. Real estate inventories consist primarily of raw land, lots under development, houses under construction and completed houses. All direct and indirect land costs, offsite and onsite improvements and applicable interest and other carrying charges are capitalized to real estate projects during periods when the project is under development. Land, offsite costs and all other common costs are allocated to land parcels benefited based upon relative fair values before construction. Onsite construction costs and related carrying charges (principally interest and property taxes) are allocated to the individual homes within a phase based upon the relative sales value of the homes. The Company relieves its accumulated real estate inventories through cost of sales for the cost of homes sold. Selling expenses and other marketing costs are expensed in the period incurred. A provision for warranty costs relating to the Company’s limited warranty plans is included in cost of sales at the time the sale of a home is recorded. The Company normally reserves between one-half and one percent of the sales price of its homes against the possibility of future charges relating to its one-year limited warranty and similar potential claims.

      Interest incurred under the Revolving Credit Facilities, the Senior Notes and other notes payable, as more fully discussed in Note 8, is capitalized to qualifying real estate projects under development. Any

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

additional interest charges related to real estate projects not under development are expensed in the period incurred.

      Financial Accounting Standards Board Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (“Statement No. 121”), requires impairment losses to be recorded on assets to be held and used by the Company when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of the assets. When an impairment loss is required for assets to be held and used by the Company, the related assets are adjusted to their estimated fair value.

      Fair value represents the amount at which an asset could be bought or sold in a current transaction between willing parties, that is, other than a forced or liquidation sale. The estimation process involved in determining if assets have been impaired and in the determination of fair value is inherently uncertain because it requires estimates of current market yields as well as future events and conditions. Such future events and conditions include economic and market conditions, as well as the availability of suitable financing to fund development and construction activities. The realization of the Company’s real estate projects is dependent upon future uncertain events and conditions and, accordingly, the actual timing and amounts realized by the Company may be materially different from their estimated fair values.

      In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“Statement No. 144”), effective for fiscal years beginning after December 15, 2001. Statement No. 144 supersedes Statement No. 121. The Company does not believe Statement 144 will have a significant impact on the earnings or financial position of the Company upon adoption.

      Interest incurred during the period in which real estate projects are not under development or during the period subsequent to the completion of projects are expensed in the period incurred. Economic conditions in the real estate industry can cause a delay in the development of certain real estate projects and, as a result, can lengthen the periods when such projects are not under development and, accordingly, have a significant impact on profitability as a result of expensed interest. Interest expensed during 2001, 2000 and 1999 was approximately $227,000, $5,557,000 and $6,153,000, respectively.

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

  Goodwill

      Goodwill, which represents the excess of the purchase price over net assets acquired (Note 2), is amortized on a straight-line basis over an estimated useful life of seven years. In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement No. 142”), effective for fiscal years beginning after December 15, 2001. Under the new rule, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with Statement No. 142. The Company will apply the new rule on accounting for goodwill beginning in the first quarter of 2002. Application of the nonamortization provisions of Statement No. 142 is

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

expected to result in an increase in net income of approximately $800,000 ($0.08 per share) per year. During 2002, the Company will perform the first of the required impairment tests of goodwill as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

  Sales and Profit Recognition

      A sale is recorded and profit recognized when a sale is consummated, the buyer’s initial and continuing investments are adequate, any receivables are not subject to future subordination, and the usual risks and rewards of ownership have been transferred to the buyer in accordance with the provisions of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 66, Accounting for Sales of Real Estate. When it is determined that the earnings process is not complete, profit is deferred for recognition in future periods. The Company accounts for sale-leaseback transactions in accordance with the provisions of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 98, Accounting for Leases (“Statement No. 98”).

      During the year ended December 31, 2001, the Company completed the sale and related leaseback of 56 model homes for a sales price of $16,216,000, of which $13,938,000 was paid in cash and $2,278,000 of which was paid in the form of a partial recourse note receivable. The sale was accounted for on the cost recovery method in accordance with Statement No. 66 and Statement No. 98, and as such deferred profits of $2,385,000 were recorded resulting in gross profits from the sale of $531,000. As of December 31, 2001, the partial recourse note receivable of $2,278,000 and related deferred profits of $2,385,000 are reflected in receivables and accrued expenses, respectively. The Company pays rent on the related lease and earns income on the partial recourse note receivable at LIBOR plus .0475% (6.49% at December 31, 2001).

  Income Taxes

      Income taxes are accounted for under the provisions of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

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

      For those instruments, as defined under Financial Accounting Standards Board Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments, for which it is practical to estimate fair value, management has determined that the carrying amounts of the Company’s financial instruments approximate their fair value at December 31, 2001.

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Management Fees

      Management fees represent fees earned in the current period from unconsolidated joint ventures in accordance with joint venture and/or operating agreements.

  Basic and Diluted Earnings Per Common Share

      Earnings per share amounts for all periods presented conform to Financial Accounting Standards Board Statement of Financial Accounting Standards No. 128, Earnings Per Share. Basic and diluted earnings per common share for the year ended December 31, 2001 are based on 10,583,564 and 10,739,540 shares of common stock outstanding, respectively. Basic and diluted earnings per common share for the year ended December 31, 2000 are based on 10,499,917 and 10,503,572 shares of common stock outstanding, respectively. Basic and diluted earnings per common share for the year ended December 31, 1999 are based on 10,439,135 shares of common stock outstanding, after adjustment for the retroactive effect of the merger with a wholly-owned subsidiary and the conversion of each share of previously outstanding Series A and Series B common stock into 0.2 common share of the surviving company as described in Note 3.

  Use of Estimates

      The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities as of December 31, 2001 and 2000 and revenues and expenses for each of the three years in the period ended December 31, 2001. Accordingly, actual results could differ from those estimates in the near-term.

  Impact of New Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statement No. 137 and Statement No. 138 (collectively “Statement No. 133”), which is required to be adopted for fiscal years beginning after June 15, 2000. Statement No. 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, a change in the fair value of the derivative will either be offset against the change in the fair value of the hedged asset, liability, or firm commitment through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The implementation of Statement No. 133 had no impact on the Company’s results of operations or financial position for the year ended December 31, 2001.

Note 2 — Acquisition of Substantially All of the Assets of William Lyon Homes, Inc.

      On November 5, 1999, The Presley Companies (“Presley”), which subsequently changed its name to William Lyon Homes on December 31, 1999 as described below, acquired substantially all of the assets and assumed substantially all of the related liabilities of William Lyon Homes, Inc. (“Old William Lyon Homes”), in accordance with a Purchase Agreement executed as of October 7, 1999 with Old William Lyon Homes, William Lyon and William H. Lyon. William Lyon is Chairman of the Board of Old William Lyon Homes and also Chairman of the Board and Chief Executive Officer of the Company. William H. Lyon is the son of William Lyon and a director and an employee of the Company.

      The total purchase price consisted of approximately $42,598,000 in cash and the assumption of approximately $101,058,000 of liabilities of Old William Lyon Homes. The acquisition has been accounted for as a purchase and, accordingly, the purchase price has been allocated based on the fair value of the assets and liabilities acquired. The excess of the purchase price over the net assets acquired amounting to approximately

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$8,689,000 has been reflected as goodwill and is being amortized on a straight-line basis over an estimated useful life of seven years. In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement No. 142”), effective for fiscal years beginning after December 15, 2001. Under the new rule, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with Statement No. 142. The Company will apply the new rule on accounting for goodwill beginning in the first quarter of 2002. Application of the nonamortization provisions of Statement No. 142 is expected to result in an increase in net income of approximately $800,000 ($0.08 per share) per year. During 2002, the Company will perform the first of the required impairment tests of goodwill as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

      After the acquisition described above and prior to the effectiveness of the merger as described below, William Lyon and a trust of which William H. Lyon is the beneficiary acquired (1) 5,741,454 shares of the Company’s Series A Common Stock for $0.655 per share in a tender offer for the purchase of up to 10,678,792 shares of the Company’s Series A Common Stock which closed on November 5, 1999 and (2) 14,372,150 shares of the Company’s Series B Common Stock for $0.655 per share under agreements with certain holders of the Company’s Series B Common Stock which closed on November 8, 1999. On November 5, 1999 William Lyon and the Company cancelled all of William Lyon’s outstanding options to purchase 750,000 shares of the Company’s Series A Common Stock. The completion of these transactions, together with the previous disposition on August 12, 1999 of 3,000,000 shares by William Lyon and a trust of which William H. Lyon is the beneficiary, resulted in William Lyon and a trust of which William H. Lyon is a beneficiary owning approximately 49.9% of the Company’s outstanding Common Stock. The foregoing number of shares does not reflect the subsequent merger and conversion of each share of Series A and Series B Common Stock into 0.2 shares of common stock as described in Note 3 below.

      In March 2000, the Company completed the sale of an office building where its prior executive offices were located in Newport Beach, California which was no longer needed after the consolidation of certain of the Company’s operations. The sales price was $2,120,000 which the Company received in cash at closing. The net gain from the sale of approximately $1,747,000 is reflected in Other income (expense), net on the Consolidated Statement of Income for the year ended December 31, 2000.

Note 3 — Company Merges with and into Wholly-owned Subsidiary

      On November 5, 1999 at a Special Meeting of Holders of Common Stock, the Holders of Common Stock approved a proposal to adopt a certificate of ownership and merger pursuant to which The Presley Companies would merge with and into Presley Merger Sub, Inc., a newly-formed Delaware corporation and wholly-owned subsidiary of The Presley Companies, with Presley Merger Sub, Inc. being the surviving corporation. In the merger, each outstanding share of common stock of The Presley Companies became exchangeable for 0.2 share of common stock of Presley Merger Sub, Inc. In the merger, the surviving corporation was renamed The Presley Companies, which in turn was renamed William Lyon Homes on December 31, 1999. On November 11, 1999, the certificate of ownership and merger was filed in the State of Delaware and the merger became effective. Beginning on November 12, 1999, the shares of the surviving company (then named “The Presley Companies”) commenced trading on the New York Stock Exchange under the symbol “PDC.”

      The principal purpose of the merger is to help preserve the Company’s substantial net operating loss carryforwards and other tax benefits for use in offsetting future taxable income by decreasing, but not eliminating, the risk of an “ownership change” for federal income tax purposes. The Company’s future use of tax carryforwards could be severely limited if there is an “ownership change” as defined in applicable tax laws and regulations, over any three year period. The imposition of transfer restrictions in connection with the merger was intended to reduce the risk of an ownership change. In general, the transfer restrictions prohibit,

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

without prior approval of the board of directors of the Company, the direct or indirect disposition or acquisition of any stock of the Company by or to any holder who owns or would so own upon the acquisition (either directly or through the tax attribution rules) 5% or more of the Company’s stock. The Company has learned that one stockholder unknowingly violated such transfer restrictions, which restrictions are set forth in the Company’s Certificate of Incorporation. The stockholder has agreed to divest itself of the requisite number of the Company’s shares so that such stockholder can return to compliance with the Company’s Certificate of Incorporation.

      The Company after the consummation of the merger had substantially the same financial position as that of The Presley Companies immediately before the merger (the merger took effect after consummation of the transactions contemplated in the Purchase Agreement with Old William Lyon Homes — see Note 2). Except for the transfer restrictions and the elimination of provisions dividing the common stock into two series, the new shares of common stock issued by the surviving company in the merger have terms substantially similar to the old shares of common stock.

      In connection with the acquisition and merger, the Company incurred costs of approximately $2,197,000 for the year ended December 31, 1999, which are reflected in the Consolidated Statement of Income as financial advisory expenses.

      Effective on November 5, 1999, Old William Lyon Homes changed its name to Corporate Enterprises, Inc. Effective after the close of business on December 31, 1999, The Presley Companies changed its name to William Lyon Homes. Effective on January 3, 2000, the Company’s stock ticker symbol changed from PDC to WLS. The Company’s common stock continues to trade on the New York Stock Exchange under the stock symbol WLS.

Note 4 — Quasi-Reorganization

      Effective as of January 1, 1994, the Company completed a capital restructuring and quasi-reorganization. The quasi-reorganization resulted in the adjustment of assets and liabilities to estimated fair values and the elimination of an accumulated deficit effective January 1, 1994. Income tax benefits resulting from the utilization of net operating loss and other carryforwards existing at January 1, 1994 and temporary differences existing prior to or resulting from the quasi-reorganization, are excluded from the results of operations and credited to paid-in capital. During the year ended December 31, 2000 income tax benefits of $9,287,000, were excluded from results of operations and not reflected as a reduction to the Company’s provision for income taxes but credited directly to paid-in capital.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5 — Receivables

      Receivables consist of the following (in thousands):

	December 31,

	2001	2000

Notes receivable:
First trust deed mortgage notes receivable, pledged as collateral for revolving mortgage warehouse credit facility	$10,985	$7,163
Notes receivable from sale and related leaseback of 56 model homes which is accounted for on the cost recovery method (Note 1)	2,278	—
Other notes receivable	2,046	—

	15,309	7,163
Receivables from affiliates for management fees, cost reimbursements and other	6,573	6,859
Other receivables — primarily escrow proceeds	4,342	4,516

	$26,224	$18,538

Note 6 — Real Estate Inventories

      Real estate inventories consist of the following (in thousands):

	December 31, 2001

		Completed
		Inventory,
	Land and	Including Models
	Construction	and Completed
Division	In Progress	Lots Held for Sale	Total

Southern California	$75,764	$10,231	$85,995
San Diego	51,559	10,459	62,018
Northern California	62,240	3,978	66,218
Arizona	41,340	2,648	43,988
Nevada	33,339	2,262	35,601
Other	858	—	858

	$265,100	$29,578	$294,678

	December 31, 2000

		Completed
		Inventory,
	Land and	Including Models
	Construction	and Completed
Division	In Progress	Lots Held for Sale	Total

Southern California	$48,889	$5,747	$54,636
San Diego	51,753	6,066	57,819
Northern California	30,609	2,862	33,471
Arizona	23,325	5,336	28,661
Nevada	32,252	7,195	39,447
Other	384	—	384

	$187,212	$27,206	$214,418

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7 — Investments in and Advances to Unconsolidated Joint Ventures

      The Company and certain of its subsidiaries are general partners or members in 25 joint ventures involved in the development and sale of residential projects. Such joint ventures are 50% or less owned and, accordingly, such joint ventures are not consolidated with the Company’s financial statements. The Company’s investments in unconsolidated joint ventures are accounted for using the equity method. Condensed combined financial information of these joint ventures as of December 31, 2001 and 2000 is summarized as follows:

CONDENSED COMBINED BALANCE SHEETS

(in thousands)

	December 31,

	2001	2000

ASSETS
Cash and cash equivalents	$9,404	$10,693
Receivables	5,711	1,440
Real estate inventories	294,698	240,019
Other assets	—	275

	$309,813	$252,427

LIABILITIES AND OWNERS’ CAPITAL
Accounts payable	$21,931	$15,921
Accrued expenses	4,288	4,984
Notes payable	72,344	45,162
Advances from William Lyon Homes	11,768	1,959

	110,331	68,026

Owners’ Capital
William Lyon Homes	54,985	48,007
Others	144,497	136,394

	199,482	184,401

	$309,813	$252,427

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED COMBINED STATEMENTS OF INCOME

(in thousands)

	Year Ended December 31,

	2001	2000	1999

Operating revenue
Home sales	$316,098	$367,724	$203,336
Land sale	5,371	7,128	—

	321,469	374,852	203,336
Operating costs
Cost of sales — homes	(258,997)	(307,215)	(163,215)
Cost of sales — land	(4,214)	(7,128)	—
Sales and marketing	(10,609)	(11,567)	(6,734)

Operating income	47,649	48,942	33,387
Other income, net	295	581	588

Net income	$47,944	$49,523	$33,975

Allocation to owners
William Lyon Homes	$22,384	$24,416	$17,859
Others	25,560	25,107	16,116

	$47,944	$49,523	$33,975

Note 8 — Notes Payable and 12 1/2% Senior Notes

      Notes payable and 12 1/2% Senior Notes consist of the following (in thousands):

	December 31,

	2001	2000

Notes payable:
Revolving Credit Facilities	$76,053	$66,322
Construction notes payable	21,795	9,592
Purchase money notes payable — land acquisitions	34,358	6,632
Collateralized mortgage obligations under revolving mortgage warehouse credit facility, secured by first trust deed mortgage notes receivable	10,985	7,163
Unsecured line of credit	8,000	—

	151,191	89,709
12 1/2% Senior Notes due July 1, 2003	70,279	77,201

	$221,470	$166,910

      Interest relating to the above debt consists of the following (in thousands):

	Year Ended December 31,

	2001	2000	1999

Interest incurred	$21,908	$26,012	$24,500
Interest capitalized	(21,681)	(20,455)	(18,347)

Interest expense	$227	$5,557	$6,153

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Senior Notes

      As of December 31, 2001, the Company’s outstanding balance under its 12 1/2% Senior Notes was $70,279,000. On May 1, 2001, the Company completed a consent solicitation with respect to the 12 1/2% Senior Notes and received consents from holders of $39,279,000 of the then outstanding notes to extend the maturity date from July 1, 2001 to July 1, 2003 and to make certain amendments to the note covenants. Although the Company initially intended to accept consents from no more than 50% of holders, the Company elected to accept additional consents, as contemplated by the consent solicitation documents. The consenting holders received a fee of 4% of the principal balance. Subsequently, during May and June 2001, the Company had also repurchased $31,444,000 of the Senior Notes from non-consenting holders.

      In June 2001, General William Lyon, Chairman and Chief Executive Officer of the Company, and a trust for which his son William Harwell Lyon is a beneficiary, purchased from the Company at par $30,000,000 of the 12 1/2% Senior Notes. William H. McFarland, another member of the Company’s Board of Directors, purchased from the Company at par $1.0 million of the 12 1/2% Senior Notes. In parity with holders consenting during the consent solicitation, these Directors received a consent fee of 4% of the principal balance and consented to the amendments effected by the Company’s consent solicitation statement dated February 28, 2001.

      In July 2001, the Company repaid all of the remaining 12 1/2% Senior Notes which matured on July 1, 2001 amounting to $5,893,000.

      In April and May 2000, the Company purchased $21,775,000 principal amount of its outstanding Senior Notes at a cost of $21,125,000. The net gain resulting from the purchase was $496,000 after giving effect to income taxes of $26,000 and amortization of related loan costs of $128,000. Such gain is reflected as an extraordinary item in the Company’s results of operations for the year ended December 31, 2000.

      The 12 1/2% Senior Notes due July 1, 2001 are obligations of William Lyon Homes, a Delaware corporation (“Delaware Lyon”), and are unconditionally guaranteed on a senior basis by William Lyon Homes, Inc., a California corporation and a wholly-owned subsidiary of Delaware Lyon. However, William Lyon Homes, Inc. has granted liens on substantially all of its assets as security for its obligations under the Revolving Credit Facilities and other loans. Because the William Lyon Homes, Inc. guarantee is not secured, holders of the Senior Notes are effectively junior to borrowings under the Revolving Credit Facilities with respect to such assets. Delaware Lyon and its consolidated subsidiaries are referred to collectively herein as the “Company.” Interest on the Senior Notes is payable on January 1 and July 1 of each year.

      The Senior Notes are senior obligations of Delaware Lyon and rank pari passu in right of payment to all existing and future unsecured indebtedness of Delaware Lyon, and senior in right of payment to all future indebtedness of the Company which by its terms is subordinated to the Senior Notes.

      Delaware Lyon is required to offer to repurchase certain Senior Notes at a price equal to 100% of the principal amount plus any accrued and unpaid interest to the date of repurchase if Delaware Lyon’s Consolidated Tangible Net Worth is less than $60,000,000 on the last day of any two consecutive fiscal quarters, as well as from the proceeds of certain asset sales.

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      As of December 31, 2001, the outstanding 12 1/2% Senior Notes with a face value of $70,279,000 have a fair value of approximately the face value, in the opinion of the Company’s management.

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

CONSOLIDATING BALANCE SHEET

December 31, 2001

(in thousands)

	Unconsolidated

	Delaware	William Lyon	Non-Guarantor	Eliminating	Consolidated
	Lyon	Homes, Inc.	Subsidiaries	Entries	Company

ASSETS

Cash and cash equivalents	$—	$17,270	$2,481	$—	$19,751
Receivables	—	9,736	16,488	—	26,224
Real estate inventories	—	287,275	7,403	—	294,678
Investments in and advances to unconsolidated joint ventures	—	25,359	41,394	—	66,753
Property and equipment, net	—	1,944	227	—	2,171
Deferred loan costs	1,993	838	—	—	2,831
Goodwill	—	5,896	—	—	5,896
Other assets	—	15,348	57	—	15,405
Investments in subsidiaries	147,567	49,174	—	(196,741)	—
Intercompany receivables	79,308	7,972	—	(87,280)	—

	$228,868	$420,812	$68,050	$(284,021)	$433,709

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$—	$19,114	$232	$—	$19,346
Accrued expenses	—	39,740	2,536	—	42,276
Notes payable	—	139,168	12,023	—	151,191
12 1/2% Senior Notes	70,279	—	—	—	70,279
Intercompany payables	7,972	79,308	—	(87,280)	—

Total liabilities	78,251	277,330	14,791	(87,280)	283,092
Stockholders’ equity	150,617	143,482	53,259	(196,741)	150,617

	$228,868	$420,812	$68,050	$(284,021)	$433,709

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING BALANCE SHEET

December 31, 2000

(in thousands)

	Unconsolidated

	Delaware	William Lyon	Non-Guarantor	Eliminating	Consolidated
	Lyon	Homes, Inc.	Subsidiaries	Entries	Company

ASSETS

Cash and cash equivalents	$—	$12,746	$1,965	$—	$14,711
Receivables	—	7,541	10,997	—	18,538
Real estate inventories	—	213,921	497	—	214,418
Investments in and advances to unconsolidated joint ventures	—	17,008	32,958	—	49,966
Property and equipment, net	—	2,564	254	—	2,818
Deferred loan costs	181	573	—	—	754
Goodwill	—	7,138	—	—	7,138
Other assets	—	21,844	93	—	21,937
Investments in subsidiaries	98,558	34,662	—	(133,220)	—
Intercompany receivables	86,194	5,220	—	(91,414)	—

	$184,933	$323,217	$46,764	$(224,634)	$330,280

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$—	$25,515	$247	$—	$25,762
Accrued expenses	—	33,303	1,793	—	35,096
Notes payable	—	82,546	7,163	—	89,709
12 1/2% Senior Notes	77,201	—	—	—	77,201
Intercompany payables	5,220	86,194	—	(91,414)	—

Total liabilities	82,421	227,558	9,203	(91,414)	227,768
Stockholders’ equity	102,512	95,659	37,561	(133,220)	102,512

	$184,933	$323,217	$46,764	$(224,634)	$330,280

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING STATEMENT OF INCOME

Year Ended December 31, 2001

(in thousands)

	Unconsolidated

	Delaware	William Lyon	Non-Guarantor	Eliminating	Consolidated
	Lyon	Homes, Inc.	Subsidiaries	Entries	Company

Operating revenue
Sales	$—	$413,763	$45,293	$—	$459,056
Management fees	—	5,466	3,661	—	9,127

	—	419,229	48,954	—	468,183

Operating costs
Cost of sales	—	(346,928)	(40,838)	—	(387,766)
Sales and marketing	—	(15,959)	(2,190)	—	(18,149)
General and administrative	—	(36,872)	(299)	—	(37,171)
Amortization of goodwill	—	(1,242)	—	—	(1,242)

	—	(401,001)	(43,327)	—	(444,328)

Equity in income of unconsolidated joint ventures	—	6,405	15,979	—	22,384

Income from subsidiaries	47,678	23,287	—	(70,965)	—

Operating income	47,678	47,920	21,606	(70,965)	46,239
Interest expense, net of amounts capitalized	—	(227)	—	—	(227)
Other income (expense), net	—	2,369	5,144	—	7,513

Income before income taxes and extraordinary item	47,678	50,062	26,750	(70,965)	53,525
Provision for income taxes
Income taxes — net of benefit	—	(5,847)	—	—	(5,847)

Net income	$47,678	$44,215	$26,750	$(70,965)	$47,678

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING STATEMENT OF INCOME

Year Ended December 31, 2000

(in thousands)

	Unconsolidated

	Delaware	William Lyon	Non-Guarantor	Eliminating	Consolidated
	Lyon	Homes, Inc.	Subsidiaries	Entries	Company

Operating revenue
Sales	$—	$368,237	$38,629	$—	$406,866
Management fees	—	1,906	8,550	—	10,456

	—	370,143	47,179	—	417,322

Operating costs
Cost of sales	—	(305,016)	(34,253)	—	(339,269)
Sales and marketing	—	(14,618)	(1,897)	—	(16,515)
General and administrative	—	(35,107)	(241)	—	(35,348)
Amortization of goodwill	—	(1,244)	—	—	(1,244)

	—	(355,985)	(36,391)	—	(392,376)

Equity in income of unconsolidated joint ventures	—	3,251	21,165	—	24,416

Income from subsidiaries	38,772	32,826	—	(71,598)	—

Operating income	38,772	50,235	31,953	(71,598)	49,362
Interest expense, net of amounts capitalized	—	(5,302)	(255)	—	(5,557)
Other income (expense), net	—	4,434	2,890	—	7,324

Income before income taxes and extraordinary item	38,772	49,367	34,588	(71,598)	51,129
Provision for income taxes
Income taxes — benefit credited to paid-in capital	—	(9,287)	—	—	(9,287)
Income taxes — net of benefit	—	(3,070)	—	—	(3,070)

Income before extraordinary item	38,772	37,010	34,588	(71,598)	38,772
Extraordinary item — gain from retirement of debt net of applicable income taxes	496	—	—	—	496

Net income	$39,268	$37,010	$34,588	$(71,598)	$39,268

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING STATEMENT OF INCOME

Year Ended December 31, 1999

(in thousands)

	Unconsolidated

	Delaware	William Lyon	Non-Guarantor	Eliminating	Consolidated
	Lyon	Homes, Inc.	Subsidiaries	Entries	Company

Operating revenue
Sales	$—	$380,160	$59,821	$—	$439,981
Management fees	—	718	4,107	—	4,825

	—	380,878	63,928	—	444,806

Operating costs
Cost of sales	—	(322,929)	(47,447)	—	(370,376)
Sales and marketing	—	(16,648)	(2,739)	—	(19,387)
General and administrative	—	(23,980)	(213)	—	(24,193)
Amortization of goodwill	—	(307)	—	—	(307)

	—	(363,864)	(50,399)	—	(414,263)

Equity in income of unconsolidated joint ventures	—	3,137	14,722	—	17,859

Income from subsidiaries	45,474	27,250	—	(72,724)	—

Operating income	45,474	47,401	28,251	(72,724)	48,402
Interest expense, net of amounts capitalized	—	(3,759)	(2,394)	—	(6,153)
Financial advisory expenses	(2,197)	—	—	—	(2,197)
Other income (expense), net	—	2,131	1,314	—	3,445

Income before income taxes and extraordinary item	43,277	45,773	27,171	(72,724)	43,497

Provision for income taxes
Income taxes — net of benefit	—	(220)	—	—	(220)

Income before extraordinary item	43,277	45,553	27,171	(72,724)	43,277
Extraordinary item — gain from retirement of debt net of applicable income taxes	4,200	—	—	—	4,200

Net income	$47,477	$45,553	$27,171	$(72,724)	$47,477

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2001

(in thousands)

	Unconsolidated

	Delaware	William Lyon	Non-Guarantor	Eliminating	Consolidated
	Lyon	Homes, Inc.	Subsidiaries	Entries	Company

Operating activities:
Net income	$47,678	$44,215	$26,750	$(70,965)	$47,678
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	—	2,399	120	—	2,519
Equity in income of unconsolidated joint ventures	—	(6,405)	(15,979)	—	(22,384)
Income from subsidiaries	(47,678)	(23,287)	—	70,965	—
Provision for income taxes	—	5,847	—	—	5,847
Net changes in operating assets and liabilities:
Receivables	—	(2,195)	4,675	—	2,480
Intercompany receivables/payables	1,812	(1,812)	—	—	—
Real estate inventories	—	(30,904)	(6,906)	—	(37,810)
Deferred loan costs	(1,812)	(265)	—	—	(2,077)
Other assets	—	6,496	36	—	6,532
Accounts payable	—	(6,401)	(15)	—	(6,416)
Accrued expenses	—	590	743	—	1,333

Net cash used in operating activities	—	(11,722)	9,424	—	(2,298)

Investing activities:
Net change in investments in and advances to unconsolidated joint ventures	—	(846)	3,246	—	2,400
Net change in mortgage notes receivable	—	—	(5,869)	—	(5,869)
Purchases of property and equipment	—	(537)	(93)	—	(630)
Investment in subsidiaries	—	8,775	—	(8,775)	—
Advances to affiliates	6,495	—	—	(6,495)	—

Net cash used in investing activities	6,495	7,392	(2,716)	(15,270)	(4,099)

Financing activities:
Proceeds from borrowings on notes payable	—	468,144	219,497	—	687,641
Principal payments on notes payable	—	(455,072)	(214,637)	—	(669,709)
Repurchase of 12 1/2% Senior Notes	(51,637)	—	—	—	(51,637)
Reissuance of 12 1/2% Senior Notes	44,715	—	—	—	44,715
Distributions to/contributions from shareholders	—	3,608	(11,052)	7,444	—
Common Stock issued for exercised options	427	—	—	—	427
Advances from affiliates		(7,826)	—	7,826	—

Net cash provided by financing activities	(6,495)	8,854	(6,192)	15,270	11,437

Net increase in cash and cash equivalents	—	4,524	516	—	5,040
Cash and cash equivalents at beginning of year	—	12,746	1,965	—	14,711

Cash and cash equivalents at end of year	$—	$17,270	$2,481	$—	$19,751

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2000

(in thousands)

	Unconsolidated

	Delaware	William Lyon	Non-Guarantor	Eliminating	Consolidated
	Lyon	Homes, Inc.	Subsidiaries	Entries	Company

Operating activities:
Net income	$39,268	$37,010	$34,588	$(71,598)	$39,268
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	—	2,412	87	—	2,499
Equity in income of unconsolidated joint ventures	—	(3,251)	(21,165)	—	(24,416)
Income from subsidiaries	(38,772)	(32,826)	—	71,598	—
Extraordinary gain on repurchase of Senior Notes	(561)	—	—	—	(561)
Provision for income taxes	—	12,383	—	—	12,383
Net changes in operating assets and liabilities:
Receivables	—	(1,391)	1,278	—	(113)
Intercompany receivables/payables	(327)	327	—	—	—
Real estate inventories	—	(30,749)	5,494	—	(25,255)
Deferred loan costs	392	449	—	—	841
Other assets	—	(4,444)	(71)	—	(4,515)
Accounts payable	—	10,300	(191)	—	10,109
Accrued expenses	—	(994)	95	—	(899)

Net cash provided by operating activities	—	(10,774)	20,115	—	9,341

Investing activities:
Net change in investments in and advances to unconsolidated joint ventures	—	5,221	19,197	—	24,418
Net change in mortgage notes receivable	—	642	(3,941)	—	(3,299)
Purchases of property and equipment	—	(1,617)	(273)	—	(1,890)
Investment in subsidiaries	—	37,983	—	(37,983)	—
Advances to affiliates	21,451	—	—	(21,451)	—

Net cash provided by investing activities	21,451	42,229	14,983	(59,434)	19,229

Financing activities:
Proceeds from borrowings on notes payable	—	350,673	116,773	—	467,446
Principal payments on notes payable	—	(349,265)	(112,743)	—	(462,008)
Repurchase of 12 1/2% Senior Notes	(22,107)	—	—	—	(22,107)
Distributions to/contributions from shareholders	—	646	(37,973)	37,327	—
Common stock issued for exercised options	656	—	—	—	656
Advances from affiliates	—	(22,107)	—	22,107	—

Net cash used in financing activities	(21,451)	(20,053)	(33,943)	59,434	(16,013)

Net increase in cash and cash equivalents	—	11,402	1,155	—	12,557
Cash and cash equivalents at beginning of year	—	1,344	810	—	2,154

Cash and cash equivalents at end of year	$—	$12,746	$1,965	$—	$14,711

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 1999

(in thousands)

	Unconsolidated

	Delaware	William Lyon	Non-Guarantor	Eliminating	Consolidated
	Lyon	Homes, Inc.	Subsidiaries	Entries	Company

Operating activities:
Net income	$47,477	$45,553	$27,171	$(72,724)	$47,477
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	1,490	28	—	1,518
Equity in income of unconsolidated joint ventures	—	(3,137)	(14,722)	—	(17,859)
Income from subsidiaries	(45,474)	(27,250)	—	72,724	—
Extraordinary gain on repurchase of Senior Notes	(4,225)	—	—	—	(4,225)
Provision for income taxes	—	245	—	—	245
Net changes in operating assets and liabilities:
Receivables	—	(5,938)	(593)	—	(6,531)
Intercompany receivables/payables	1,658	(1,658)	—	—	—
Real estate inventories	—	60,110	3,081	—	63,191
Deferred loan costs	564	686	30	—	1,280
Other assets	—	(15,216)	117	—	(15,099)
Accounts payable	—	(5,788)	(1,059)	—	(6,847)
Accrued expenses	—	2,864	(160)	—	2,704

Net cash provided by operating activities	—	51,961	13,893	—	65,854

Investing activities:
Net change in investments in and advances to unconsolidated joint ventures	—	(1,783)	7,969	—	6,186
Proceeds from contribution of land to joint venture	—	3,700	3,700	(3,700)	3,700
Net change in mortgage notes receivable	—	7,190	(3,222)	—	3,968
Purchases of property and equipment	—	(224)	202	—	(22)
Investment in subsidiaries	—	15,284	—	(15,284)	—
Advances to affiliates	35,400	—	—	(35,400)	—

Net cash provided by investing activities	35,400	24,167	8,649	(54,384)	13,832

Financing activities:
Proceeds from borrowings on notes payable	—	140,498	57,554	—	198,052
Principal payments on notes payable	—	(204,061)	(60,078)	—	(264,139)
Repurchase of 12 1/2% Senior Notes	(35,400)	—	—	—	(35,400)
Distributions to/contributions from shareholders	—	1,574	(20,558)	18,984	—
Advances from affiliates	—	(35,400)	—	35,400	—

Net cash used in financing activities	(35,400)	(97,389)	(23,082)	54,384	(101,487)

Net decrease in cash and cash equivalents	—	(21,261)	(540)	—	(21,801)
Cash and cash equivalents at beginning of year	—	22,605	1,350	—	23,955

Cash and cash equivalents at end of year	$—	$1,344	$810	$—	$2,154

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Revolving Credit Facilities

      The Revolving Credit Facilities have an aggregate maximum loan commitment of $180,000,000, with various maturities beginning in June 2002 through September 2004. The collateral for the loans provided by the Revolving Credit Facilities includes specific real estate assets funded by such respective Revolving Credit Facilities. Although the aggregate maximum loan commitment for these loans is $180,000,000, the credit facilities have limitations on the amounts which can be borrowed at any time based on assets which are included in the credit facilities and the specified borrowings permitted under borrowing base calculations. The undrawn availability at December 31, 2001 was $44,836,000 and the principal outstanding under the Revolving Credit Facilities at December 31, 2001 was $76,053,000.

      Pursuant to the terms of the Revolving Credit Facilities, outstanding advances bear interest at various rates which approximate the prime rate. The Revolving Credit Facilities include financial covenants which may limit the amount which may be borrowed thereunder.

  Unsecured Revolving Line

      Effective March 8, 2001, the Company obtained an unsecured revolving Line of Credit with a commercial bank in the amount of $10,000,000. The Unsecured Revolving Line bears interest at prime plus 1% and matures in June 2003. The Unsecured Revolving Line includes financial covenants which may limit the amount which may be borrowed thereunder. As of December 31, 2001, $8,000,000 was outstanding under the Unsecured Revolving Line.

  Construction Notes Payable

      At December 31, 2001, the Company had construction notes payable amounting to $21,795,000 related to various real estate projects. The notes are due as units close or at various dates on or before June 11, 2004 and bear interest at rates of prime plus 0.25% to 19%.

  Seller Financing

      Another source of financing available to the Company is seller-provided financing for land acquired by the Company. At December 31, 2001, the Company had various notes payable outstanding related to land acquisitions for which seller financing was provided in the amount of $34,358,000. The notes are due at various dates through December 31, 2003 and bear interest at rates ranging from prime plus 2.0% to 12%.

  Revolving Mortgage Warehouse Credit Facility

      The Company has a $15,000,000 revolving mortgage warehouse credit facility with a bank to fund its mortgage origination operations. Mortgage loans are generally held for a short period of time and are typically sold to investors within 7 to 15 days following funding. Borrowings are secured by the related mortgage loans held for sale. At December 31, 2001 the outstanding balance was $10,985,000. The facility, which has a current maturity date of May 31, 2002, also contains a financial covenant requiring the Company to maintain cash and/or marketable securities on the books of account of its subsidiary, Duxford Financial, Inc., a California corporation (“Duxford”) in an amount equal to no less than $1,000,000 and a financial covenant requiring the Company to maintain total assets net of total liabilities and net of amounts receivable from the Company and/or affiliates on the books of account of Duxford in an amount equal to no less than $1,000,000.

  Prime Interest Rates

      The prime interest rates at December 31, 2001 and 2000 were 4.75% and 9.50%, respectively. The weighted-average prime interest rates for each of the three years ended December 31, 2001, 2000 and 1999 were 6.91%, 9.23% and 8.00%, respectively.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9 — Stock Options and Incentive Compensation Plans

  Stock Option Plans

      Effective on May 9, 2000, the Company’s Board of Directors approved the William Lyon Homes 2000 Stock Incentive Plan (the “Plan”) and authorized an initial 1,000,000 shares of common stock to be reserved for issuance under the Plan. Under the Plan, options may be granted from time to time to key employees, officers, directors, consultants and advisors of the Company. The Plan is administered by the Stock Option Committee of the Board of Directors (the “Committee”). The Committee is generally empowered to interpret the Plan, prescribe rules and regulations relating thereto, determine the terms of the option agreements, amend them with the consent of the optionee, determine the employees to whom options are to be granted, and determine the number of shares subject to each option and the exercise price thereof. The per share exercise price for options will not be less than 100% of the fair market value of a share of common stock on the date the option is granted. The options will be exercisable for a term determined by the Committee, not to exceed ten years from the date of grant, and vest as follows: one year from date of grant — 33 1/3%; two years from date of grant — 33 1/3%; and three years from date of grant — 33 1/3%.

      Effective on May 9, 2000, the Company issued options under the William Lyon Homes 2000 Stock Incentive Plan to purchase a total of 627,500 shares of common stock at $8.6875 per share. During the year ended December 31, 2001, the Company issued additional options under the William Lyon Homes 2000 Stock Incentive Plan to purchase 32,500 shares of common stock at an average price of $11.50 per share. During 2001, options were exercised to purchase 49,176 shares of the Company’s common stock at a price of $8.6875 per share in accordance with the William Lyon Homes 2000 Stock Incentive Plan. As of December 31, 2001, 40,000 options have been forfeited and 570,824 options remain unexercised. The unexercised options are as follows: 538,324 options priced at $8.6875, 12,500 options priced at $9.1000, and 20,000 options priced at $13.0000. All unexercised options expire on May 9, 2010.

      Effective on May 12, 2000 and August 21, 2000, certain officers exercised options to purchase 48,334 and 82,754 shares, respectively, of the Company’s common stock at a price of $5.00 per share in accordance with the Company’s 1991 Stock Option Plan, as amended. As of December 31, 2001, outstanding options to purchase common stock under the Company’s 1991 Stock Option Plan are as follows: 13,912 options priced at $5.00 and 8,000 options priced at $14.375.

      Pursuant to the provisions of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123, Accounting and Disclosure of Stock-Based Compensation (“Statement No. 123”), issued in October 1995, the Company has elected to continue applying the methodology prescribed by APB Opinion 25 and related interpretations to account for outstanding stock options. Accordingly, no compensation cost has been recognized in the financial statements related to stock options awarded to officers, directors and employees under the Plan. As required by Statement No. 123, for disclosure purposes only, the Company has measured the amount of compensation cost which would have been recognized related to stock options had the fair value of the options at the date of grant been used for accounting purposes. Based on such calculations, pro forma net income and earnings per share amounts for the years ended December 31, 2001 and 2000 would be $46,762,000 and $4.35 per share and $38,692,000 and $3.68 per share, respectively. The Company estimated the fair value of the stock options issued in 2000 at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 4.83%; a dividend yield of 0.00%; a volatility factor for the market price of the Company’s common stock of 0.645; and a weighted average expected life of seven years for the stock options. The Company estimated the fair value of the stock options issued in 2001 at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 5.00%; a dividend yield of 0.00%; a volatility factor for the market price of the Company’s common stock of 0.618; and a weighted average expected life of seven years for the stock options.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Incentive Compensation Plan

      The Company’s Board of Directors has approved a Cash Bonus Plan for all of the Company’s full-time, salaried employees, including the Chief Executive Officer (“CEO”), Chief Operating Officer (“COO”), Chief Financial Officer (“CFO”), Division Presidents, Executives, Managers, Field Construction Staff, and certain other employees. Under the terms of this plan, bonus targets for the CEO, COO and CFO are based upon specified percentages of the Company’s pretax, pre-bonus income. Bonus targets for Division Presidents are based on Division performance, as compared to the Division’s Annual Business Plan. For all other participants, the plan stipulates annual setting of individual bonus targets, expressed as a percent of each participant’s salary, with awards based on performance against goals pertaining to each participant’s operating area.

      Awards are prorated downward if the sum of all calculated awards for the Company exceeds 20% of the Company’s consolidated pre-tax income before bonuses. Awards are paid out over two years, with 75% paid following the determination of bonus awards, and 25% paid one year later. The deferred amounts will be forfeited in the event of termination for any reason except retirement, death or disability.

          Executive Deferred Compensation Plan

      Effective on February 11, 2002, the Company implemented a deferred compensation plan which allows certain officers and employees to defer a portion of total income (base salary and bonuses). The deferral amount can be up to 20% of total income with a minimum of $10,000 annually. The Company must accrue the deferred compensation liability but cannot deduct such amounts for income tax purposes until actually paid to the employee.

Note 10 — Income Taxes

      The following summarizes the provision for income taxes (in thousands):

	Year Ended December 31,

	2001	2000	1999

Current
Federal	$2,467	$(1,063)	$(189)
State	(3,318)	(2,033)	(56)

	(851)	(3,096)	(245)

Deferred
Federal	(3,989)	—	—
State	(1,007)	—	—

	(4,996)	—	—

Income tax benefits credited to additional paid-in capital	—	(9,287)	—

	$(5,847)	$(12,383)	$(245)

Provision for income taxes before extraordinary item	$(5,847)	$(12,357)	$(220)
Provision for income taxes on extraordinary item	—	(26)	(25)

	$(5,847)	$(12,383)	$(245)

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Income taxes differ from the amounts computed by applying the applicable Federal statutory rates due to the following (in thousands):

	Year Ended December 31,

	2001	2000	1999

Provision for Federal income taxes at the statutory rate	$(18,734)	$(17,895)	$(13,516)
(Provision) credit for state income taxes, net of Federal income tax benefits	(2,811)	(1,321)	1,516
Extraordinary item — gain from retirement of debt	—	(183)	(1,437)
Valuation allowance for deferred tax asset	15,490	7,650	13,305
Other	208	(634)	(113)

	$(5,847)	$(12,383)	$(245)

      Temporary differences giving rise to deferred income taxes consist of the following (in thousands):

	December 31,

	2001	2000

Deferred tax assets
Reserves deducted for financial reporting purposes not allowable for tax purposes	$3,102	$3,695
Compensation deductible for tax purposes when paid	2,082	2,348
Interest expensed for financial reporting purposes and capped for tax purposes	256	—
Net operating loss and alternative minimum tax credit carryovers	2,963	19,056
State income tax provisions deductible when paid for Federal tax purposes	816	7
Effect of book/tax differences for joint ventures	750	900
Valuation allowance	(9,969)	(25,980)

	—	16
Deferred tax liabilities
Interest capitalized for financial reporting purposes and deducted currently for tax purposes	—	(16)
Effect of book/tax differences for joint ventures	(4,996)	—

	(4,996)	(16)

	$(4,996)	$—

      As discussed in Note 4, the Company implemented a quasi-reorganization effective January 1, 1994. Income tax benefits resulting from the utilization of net operating loss and other carryforwards existing at January 1, 1994 and temporary differences existing prior to the quasi-reorganization, are excluded from results of operations and credited to additional paid-in capital. For the year ended December 31, 2000, income tax benefits of $9,287,000 related to temporary differences resulting from the quasi-reorganization were excluded from the results of operations and not reflected as a reduction to the Company’s provision for income taxes but credited directly to additional paid-in capital resulting in income tax expense of $3,096,000.

      At December 31, 2001 the Company has net operating loss carryforwards for Federal tax purposes of approximately $8,466,000 which expire in 2009. In addition, unused recognized built-in losses in the amount of $23,891,000 are available to offset future income and expire between 2009 and 2011. The utilization of these losses is limited to offset $3,235,000 of taxable income per year; however, any unused losses in any year may be carried forward for utilization in future years through 2011. The Company’s ability to utilize the

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

foregoing tax benefits will depend upon the amount of its future taxable income and may be limited in the event of an “ownership change” under federal tax laws and regulations.

Note 11 — Gain from Retirement of Debt

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

Note 12 — Related Party Transactions

      The Company and certain members of the Company’s Board of Directors entered into certain transactions with respect to the Company’s 12 1/2% Senior Notes as described in Note 8.

      The Company acquired substantially all of the assets and assumed substantially all of the related liabilities of Old William Lyon Homes as described in Note 2.

      The Company purchased real estate projects for a total purchase price of $8,468,000 and $680,000 during the years ended December 31, 2000 and 1999, respectively, from entities controlled by William Lyon and William H. Lyon. In addition, one-half of the net profits in excess of six to eight percent from the development are to be paid to the seller. As of December 31, 2001, $1,770,000 was due to the seller in accordance with this agreement; such payment was made in January 2002.

      On October 26, 2000, the Company’s Board of Directors (with Messrs. William Lyon and William H. Lyon abstaining) approved the purchase of 579 lots for a total purchase price of $12,581,000 from an entity controlled by William Lyon and William H. Lyon. The terms of the purchase agreement provide for an initial option payment of $1,000,000 and a rolling option takedown of the lots. Phase takedowns of approximately 20 lots each are anticipated to occur at two to three month intervals for each of several product types through September 2004. In addition, one-half of the net profits in excess of six percent from the development are to be paid to the seller. During the year ended December 31, 2001, the Company purchased 143 lots under this agreement for a total purchase price of $2,777,000. This land acquisition qualifies as an affiliate transaction under the Company’s 12 1/2% Senior Notes due July 1, 2003 Indenture dated as of June 29, 1994 (“Indenture”). Pursuant to the terms of the Indenture, the Company has determined that the land acquisition is on terms that are no less favorable to the Company than those that would have been obtained in a comparable transaction by the Company with an unrelated person. The Company has delivered to the Trustee under the Indenture a resolution of the Board of Directors of the Company set forth in an Officers’ Certificate certifying that the land acquisition is on terms that are no less favorable to the Company than those that would have been obtained in a comparable transaction by the Company with an unrelated person and the land acquisition has been approved by a majority of the disinterested members of the Board of Directors of the Company. Further, the Company has delivered to the Trustee under the Indenture a determination of value by a real estate appraisal firm which is of regional standing in the region in which the subject property is located and is MAI certified.

      The Company purchased land for a total purchase price of $5,371,000 and $7,128,000 during the years ended December 31, 2001 and 2000, respectively, from certain of its unconsolidated joint ventures.

      For the year ended December 31, 2001, the Company incurred reimbursable on-site labor costs of $175,000 for providing customer service to real estate projects developed by entities controlled by William Lyon and William H. Lyon, of which $21,000 was due to the Company at December 31, 2001. In addition, the

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company earned fees of $108,000 for tax and accounting services performed for entities controlled by William Lyon and William H. Lyon.

      For the year ended December 31, 2000, the Company earned management fees and was reimbursed for on-site labor costs of $330,000 and $593,000, respectively, for managing and selling real estate owned by entities controlled by William Lyon and William H. Lyon.

      For the year ended December 31, 1999, the Company earned management fees and was reimbursed for on-site labor costs of $268,100 and $367,800, respectively, for managing and selling real estate owned by entities controlled by William Lyon and William H. Lyon. In addition, the Company earned fees of $50,100 for tax and accounting services performed for entities controlled by William Lyon and William H. Lyon.

      For the years ended December 31, 2001, 2000 and 1999, the Company incurred charges of $729,000, $717,000 and $145,500, respectively, related to rent on its corporate office, from a trust of which William H. Lyon is the sole beneficiary.

      During the year ended December 31, 2001, the Company incurred charges of $201,000 related to the charter and use of aircraft owned by an affiliate of William Lyon.

Note 13 — Commitments and Contingencies

      The Company’s commitments and contingent liabilities include the usual obligations incurred by real estate developers in the normal course of business. In the opinion of management, these matters will not have a material effect on the Company’s consolidated financial position.

      The Company has entered into land banking arrangements for two projects totaling 204 lots for a purchase price of $8,700,000. As of December 31, 2001, the balance of the lots still under option and unclosed was 141 lots for a purchase price of $5,800,000. The Company is under no obligation to purchase the balance of the lots, but, as of December 31, 2001, would forfeit $3,117,000 in penalties if the lots were not purchased.

      The Company is a defendant in various lawsuits related to its normal business activities. In the opinion of management, disposition of the various lawsuits will have no material effect on the consolidated financial statements of the Company.

      In some jurisdictions in which the Company develops and constructs property, assessment district bonds are issued by municipalities to finance major infrastructure improvements. As a land owner benefited by these improvements, the Company is responsible for the assessments on its land. When properties are sold, the assessments are either prepaid or the buyers assume the responsibility for the related assessments. Assessment district bonds issued after May 21, 1992 are accounted for under the provisions of 91-10, “Accounting for Special Assessment and Tax Increment Financing Entities” issued by the Emerging Issues Task Force of the Financial Accounting Standards Board on May 21, 1992, and recorded as liabilities in the Company’s consolidated balance sheet, if the amounts are fixed and determinable.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14 — Unaudited Pro Forma Financial Information

      The following unaudited pro forma financial information is presented as if the acquisition of substantially all of the assets of Old William Lyon Homes, as described further in Note 2, had occurred at the beginning of the periods presented.

	Year Ended December 31,

	1999	1998

	(in thousands, except per
	common share amounts)
Sales	$533,952	$436,041
Operating income	$47,637	$15,413
Income before income taxes and extraordinary item	$43,098	$9,519
Net income	$47,078	$10,899
Basic and diluted earnings per common share(1)	$4.51	$1.04

(1)	After adjustment for the retroactive effect of the merger with a wholly-owned subsidiary and the conversion of each share of previously outstanding Series A and Series B common stock into 0.2 common share of the surviving company as described in Note 3.

Note 15 — Unaudited Summarized Quarterly Financial Information

      Summarized quarterly financial information for the years ended December 31, 2001, 2000 and 1999 is as follows (in thousands except per common share amounts):

	Three Months Ended

	March 31,	June 30,	September 30,	December 31,
	2001	2001	2001	2001

Sales	$72,455	$105,222	$107,629	$173,750
Other income, costs and expenses, net	(65,662)	(94,467)	(94,483)	(150,919)

Income before income taxes and extraordinary item	6,793	10,755	13,146	22,831
Provision for income taxes	(712)	(1,137)	(1,468)	(2,530)

Net income	$6,081	$9,618	$11,678	$20,301

Basic earnings per common share — Note 1	$0.58	$0.91	$1.10	$1.91

Diluted earnings per common share — Note 1	$0.57	$0.90	$1.08	$1.89

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended

	March 31,	June 30,	September 30,	December 31,
	2000	2000	2000	2000

Sales	$65,373	$94,345	$88,716	$158,432
Other income, costs and expenses, net	(57,341)	(82,903)	(79,820)	(135,673)

Income before income taxes and extraordinary item	8,032	11,442	8,896	22,759
Provision for income taxes	(393)	(4,271)	(1,332)	(6,361)

Income before extraordinary item	7,639	7,171	7,564	16,398
Extraordinary item — gain from retirement of debt, net of applicable income taxes	—	496	—	—

Net income	$7,639	$7,667	$7,564	$16,398

Basic and diluted earnings per common share — Note 1
Before extraordinary item	$0.73	$0.68	$0.72	$1.56
Extraordinary item	—	0.05	—	—

After extraordinary item	$0.73	$0.73	$0.72	$1.56

	Three Months Ended

	March 31,	June 30,	September 30,	December 31,
	1999	1999	1999	1999(1)

Sales	$82,297	$95,715	$88,363	$173,606
Other income, costs and expenses, net	(75,996)	(86,741)	(75,846)	(157,901)

Income before income taxes and extraordinary item	6,301	8,974	12,517	15,705
Benefit (provision) for income taxes	(905)	(1,286)	(1,797)	3,768

Income before extraordinary item	5,396	7,688	10,720	19,473
Extraordinary item — gain from retirement of debt, net of applicable income taxes	—	1,789	—	2,411

Net income	$5,396	$9,477	$10,720	$21,884

Basic and diluted earnings per common share — Note 1
Before extraordinary item	$0.51	$0.74	$1.03	$1.87
Extraordinary item	—	0.17	—	0.23

After extraordinary item	$0.51	$0.91	$1.03	$2.10

(1)	On November 5, 1999, the Company acquired substantially all of the assets of William Lyon Homes, Inc. — see Note 2.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders

William Lyon Homes

      We have audited the accompanying combined balance sheets of the Significant Subsidiaries of William Lyon Homes, as defined in Note 1, as of December 31, 2001 and 2000, and the related combined statements of income, members’ capital and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

      In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of the Significant Subsidiaries of William Lyon Homes at December 31, 2001 and 2000, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

Irvine, California

February 15, 2002

SIGNIFICANT SUBSIDIARIES OF WILLIAM LYON HOMES

COMBINED BALANCE SHEETS

(in thousands)

ASSETS

	December 31,

	2001	2000

Cash	$3,797	$6,097
Receivables	4,555	955
Real estate inventories — Note 2	153,182	142,189
Other assets	—	250

	$161,534	$149,491

LIABILITIES AND MEMBERS’ CAPITAL

Accounts payable and accrued liabilities	$12,150	$14,185
Amount due to member — Note 4	2,407	2,439
Notes payable — Note 3	—	9,860

	14,557	26,484
Commitments and contingencies — Note 5

Members’ capital	146,977	123,007

	$161,534	$149,491

See accompanying notes.

SIGNIFICANT SUBSIDIARIES OF WILLIAM LYON HOMES

COMBINED STATEMENTS OF INCOME

(in thousands)

	Year Ended December 31,

	2001	2000	1999

REVENUES
Sales of homes	$189,349	$270,226	$114,109
Interest and other income	91	786	526

	189,440	271,012	114,635

COSTS AND EXPENSES
Cost of homes sold	151,838	220,726	85,583
Sales, marketing and administrative expenses	6,138	8,470	4,212

	157,976	229,196	89,795

NET INCOME	$31,464	$41,816	$24,840

See accompanying notes.

SIGNIFICANT SUBSIDIARIES OF WILLIAM LYON HOMES

COMBINED STATEMENTS OF MEMBERS’ CAPITAL

For the Years Ended December 31, 2001, 2000 and 1999

(in thousands)

		Common	Total
	Lyon	Unaffiliated	Members’
	Members	Members	Capital

BALANCE — January 1, 1999	$19,078	$64,104	$83,182
Contributions	10,737	115,471	126,208
Distributions	(8,242)	(97,023)	(105,265)
Net income	14,046	10,794	24,840

BALANCE — December 31, 1999	35,619	93,346	128,965
Contributions	11,472	145,489	156,961
Distributions	(36,815)	(167,920)	(204,735)
Net income	21,491	20,325	41,816

BALANCE — December 31, 2000	31,767	91,240	123,007
Contributions	15,555	141,543	157,098
Distributions	(21,510)	(143,082)	(164,592)
Net income	15,009	16,455	31,464

BALANCE — December 31, 2001	$40,821	106,156	$146,977

See accompanying notes.

SIGNIFICANT SUBSIDIARIES OF WILLIAM LYON HOMES

COMBINED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,

	2001	2000	1999

Operating activities
Net income	$31,464	$41,816	$24,840
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net changes in operating assets and liabilities:
Receivables	(3,600)	214	(385)
Real estate inventories	(10,993)	28,382	(32,319)
Other assets	250	(100)	(150)
Accounts payable and accrued liabilities	(2,035)	6,315	2,084
Amount due member	(32)	1,603	426

Net cash provided by (used in) operating activities	15,054	78,230	(5,504)

Financing activities
Contributions from members	157,098	154,212	124,363
Distributions to members	(164,592)	(204,735)	(105,265)
Proceeds from notes payable	2,401	23,977	4,122
Repayment of notes payable	(12,261)	(49,836)	(13,841)

Net cash (used in) provided by financing activities	(17,354)	(76,382)	9,379

Net (decrease) increase in cash	(2,300)	1,848	3,875
Cash — beginning of year	6,097	4,249	374

Cash — end of year	$3,797	$6,097	$4,249

Supplemental disclosures of cash flow and non-cash activities
Cash paid for interest	$156	$685	$1,376

Debt assumed by joint venture in connection with contribution of land to joint venture	$—	$2,401	$33,662

Contribution of land, net of assumed debt	$—	$2,749	$1,845

See accompanying notes.

SIGNIFICANT SUBSIDIARIES OF WILLIAM LYON HOMES

NOTES TO COMBINED FINANCIAL STATEMENTS

December 31, 2001 and 2000

1. Organization and Summary of Significant Accounting Policies

  Basis of Presentation

      The combined financial statements are presented in accordance with Rule 3-09 of SEC Regulation S-X (“Rule 3-09”) and represent the combined financial position, results of operations and cash flows of the subsidiaries which are accounted for using the equity method by William Lyon Homes (“Lyon”, formerly The Presley Companies) which have a common unaffiliated member and are deemed “significant” when aggregated for purposes of Rule 3-09 (collectively, the “Significant Subsidiaries of William Lyon Homes”) as of December 31, 2001 and 2000.

  Organization

      The Significant Subsidiaries of William Lyon Homes are all Delaware limited liability companies consisting of second-tier wholly-owned Lyon subsidiaries (the “Lyon Member”) as one member and an unaffiliated common member (the “Unaffiliated Member”) as the other member.

      The Significant Subsidiaries of William Lyon Homes were formed for the purpose of acquiring, developing and selling single-family homes in the state of California.

      Net income and losses are allocated to the members in accordance with the respective Limited Liability Operating Agreements (the “Agreements”).

      The Agreements provide among other things that the Unaffiliated Member is entitled to receive a construction loan equivalent return consisting of a rate that ranges from prime (4.75% and 9.50% as of December 31, 2001 and 2000, respectively) plus 1% to prime plus 4.75% on between 100% and 70% of the Unaffiliated Member’s unrecovered capital which is payable by the companies in all events in accordance with the Agreements. Additionally, the Unaffiliated Member is entitled to receive a preferred return consisting of a rate that ranges from prime plus 1% to prime plus 4.75% on between 0% and 30% of the Unaffiliated Member’s unrecovered capital. The Lyon Member is entitled to receive a preferred return consisting of a rate of interest that ranges from prime plus 1% to prime plus 4.75% on the Lyon Member’s unrecovered capital.

      The following is a summary of the Unaffiliated Member’s construction loan equivalent returns and preferred returns and the Lyon Member’s preferred returns through December 31, 2001 (in thousands):

	Unaffiliated Member’s
	Construction Loan	Unaffiliated Member’s	Lyon Member’s
	Equivalent Returns	Preferred Returns	Preferred Returns

Cumulative returns on unrecovered capital	$19,179	$17,723	$8,130
Cumulative return distributions	(9,418)	(17,013)	(3,484)

Remaining undistributed returns as of December 31, 2001	$9,761	$710	$4,646

      Cash flow, as defined in the Agreements, is generally distributed first, to the Unaffiliated Member to the extent of its unpaid construction loan equivalent and preferred returns and to the extent required to reduce the balance of the Unaffiliated Member’s unrecovered capital account to zero; second to Lyon Member to the extent of its unpaid preferred returns and to the extent required to reduce the balance of the Lyon Member’s unrecovered capital account to zero; thereafter, between 25% to 80% to the Lyon Member and between 20% to 75% to the Unaffiliated Member.

SIGNIFICANT SUBSIDIARIES OF WILLIAM LYON HOMES

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

  Use of Estimates

      The preparation of the Significant Subsidiaries of William Lyon Homes’ combined financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 2001 and 2000 and the revenues and expenses for each of the three years in the period ended December 31, 2001. Actual results could materially differ from these estimates in the near-term.

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

      The Significant Subsidiaries of William Lyon Homes account for their real estate inventories in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (“Statement No. 121”). Statement No. 121 requires impairment losses to be recorded on assets to be held and used by the Significant Subsidiaries of William Lyon Homes when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of the assets. Under Statement No. 121, when an asset to be held and used by the Significant Subsidiaries of William Lyon Homes is determined to be impaired, the related carrying amount of the asset is adjusted to its estimated fair value.

      Fair value represents the amount at which an asset could be bought or sold in a current transaction between willing parties; that is, other than a forced or liquidation sale. The estimation process involved in determining if assets have been impaired and in the determination of fair value is inherently uncertain since it requires estimates of current market yields as well as future events and conditions. Such future events and conditions include economic and market conditions, as well as the availability of suitable financing to fund development and construction activities. The realization of the Significant Subsidiaries of William Lyon Homes’ projects is dependent upon future uncertain events and conditions and, accordingly, the actual timing and amounts realized by the Significant Subsidiaries of William Lyon Homes may be materially different from their estimated fair values.

      In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“Statement No. 144”), effective for fiscal years beginning after December 15, 2001. Statement No. 144 supersedes Statement No. 121. The Significant Subsidiaries of William Lyon Homes do not believe Statement 144 will have a significant impact on the earnings or financial position of the Significant Subsidiaries of William Lyon Homes upon adoption.

      Management has evaluated the projects and determined that no indicators of impairment are present as of December 31, 2001 and 2000.

  Revenue and Profit Recognition

      A sale is recorded and profit recognized when a sale is consummated, the buyer’s initial and continuing investments are adequate, any receivables are not subject to future subordination, and the usual risks and rewards of ownership have been transferred to the buyer in accordance with the provisions of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 66, Accounting for Sales of

SIGNIFICANT SUBSIDIARIES OF WILLIAM LYON HOMES

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

Real Estate. When it is determined that the earnings process is not complete, profit is deferred for recognition in future periods. As of December 31, 2001 and 2000, there are no deferred profits.

  Warranty Costs

      The Significant Subsidiaries of William Lyon Homes account for warranty costs under the reserve method. As homes are sold, an estimate of warranty costs is charged to the cost of homes sold and an accrual for future warranty costs is established. As actual costs are incurred, the warranty reserve is reduced. If actual warranty costs of the Significant Subsidiaries of William Lyon Homes are in excess of amounts estimated in the Agreements (which generally range from 0.5% to 1.0% of the sales price of homes sold), the Lyon Member will be obligated to complete all warranty work without reimbursement from the Significant Subsidiaries of William Lyon Homes. If actual warranty costs of the Significant Subsidiaries of William Lyon Homes are less than the amounts estimated in the Agreements, the Lyon Member will be paid the difference.

  Income Taxes

      The Significant Subsidiaries of William Lyon Homes are not taxable entities and the results of operations are included in the tax returns of the members. Accordingly, no provision for income taxes is reflected in the combined financial statements.

2. Real Estate Inventories

      Real estate inventories consist of the following as of December 31 (in thousands):

	2001	2000

Land under development	$122,796	$85,275
Construction in process and completed homes	30,386	56,914

	$153,182	$142,189

3. Notes Payable

      During the years ended December 31, 2001 and 2000, the Significant Subsidiaries of William Lyon Homes incurred $94,000 and $645,000, respectively, of interest cost, all of which was capitalized to the real estate inventories.

4. Related Party Transactions

      The Agreements provide for builder overhead fees to be paid to the Lyon Member as homes close and a project commitment fee to the Unaffiliated Member, one-third to one-half of which is paid upon the Unaffiliated Member’s initial capital funding with the remaining balance paid in equal monthly installments. Additionally, the Lyon member is reimbursed for costs related to certain construction, customer service and sales office activities.

      The following amounts were incurred during the years ended December 31 (in thousands):

	2001	2000	1999

Lyon Member fees	$5,432	$7,421	$3,060
Lyon Member cost reimbursements	4,071	4,569	867
Unaffiliated Member fees	1,745	2,783	2,277

	$11,248	$14,773	$6,204

SIGNIFICANT SUBSIDIARIES OF WILLIAM LYON HOMES

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

      As of December 31, 2001, 2000 and 1999, $2,407,000 and $2,439,000 and $836,000, respectively, is due Lyon Member for fees and cost reimbursements.

5. Commitments and Contingencies

      The Significant Subsidiaries of William Lyon Homes’ commitments and contingencies include the usual obligations incurred by real estate developers in the normal course of business. In the opinion of management, these matters will not have a material effect on the Significant Subsidiaries of William Lyon Homes’ financial position or results of operations.

EXHIBIT INDEX

Sequentially
Exhibit		Numbered
Number	Description	File

2.1(1)	Certificate of Ownership and Merger
3.1(2)	Certificate of Incorporation of the Company.
3.3(2)	Bylaws of the Company.
4.1(2)	Specimen certificate of Common Stock.
4.2(3)	Indenture dated June 29, 1994, between American Bank & Trust Company, as Trustee, and The Presley Companies and Presley Homes.
10.1(5)	Form of Indemnity Agreement, between the Company and the Directors and Officers of the Company.
10.2(2)	Purchase Agreement and Escrow Instructions dated October 7, 1999 among The Presley Companies, Presley Homes, William Lyon Homes, Inc., William Lyon and William H. Lyon.
10.3(7)	Amended and Restated 1991 Stock Option Plan of The Presley Companies, a Delaware corporation.
10.4(4)	Forms of Stock Option Agreements, dated as of May 20, 1994, between the Company and Wade H. Cable.
10.5(4)	Form of Stock Option Agreement, dated as of May 20, 1994, between the Company and Nancy M. Harlan.
10.6(4)	Form of Stock Option Agreement, dated as of May 20, 1994, between the Company and Linda L. Foster.
10.7(4)	Form of Stock Option Agreement, dated as of May 20, 1994, between the Company and W. Douglass Harris.
10.8(4)	Form of Stock Option Agreement, dated as of May 20, 1994, between the Company and C. Dean Stewart.
10.9(4)	Form of Stock Option Agreement, dated as of May 20, 1994, between the Company and Alan Uman.
10.10(5)	Property Management Agreement between Corporate Enterprises, Inc., a California corporation (Owner) and William Lyon Homes, Inc., a California corporation (Manager) dated and effective November 5, 1999.
10.11(5)	Mortgage Company Agreement between Presley Mortgage Company, a California corporation and Duxford Financial Services, Inc., executed as of November 5, 1999.
10.12(5)	Warranty Service Agreement between Corporate Enterprises, Inc., a California corporation and William Lyon Homes, Inc., a California corporation dated and effective November 5, 1999.
10.13(6)	Loan Agreement dated as of September 25, 2000 between William Lyon Homes, Inc., a California corporation, the “Borrower,” and Residential Funding Corporation, a Delaware corporation, “Lender.”
10.14(6)	Master Loan Agreement dated as of August 31, 2000 by and between William Lyon Homes, Inc., a California corporation (“Borrower”) and Guaranty Federal Bank, F.S.B., a federal savings bank organized and existing under the laws of the United States (“Lender”).

Sequentially
Exhibit		Numbered
Number	Description	File

10.15(6)	Revolving Line of Credit Loan Agreement (Borrowing Base Loan) by and between California Bank & Trust, a California banking corporation, and William Lyon Homes, Inc., a California corporation, dated as of September 21, 2000.
10.16(6)	Option Agreement and Escrow Instructions between William Lyon Homes, Inc., a California corporation and Lathrop Investment, L.P., a California limited partnership dated as of October 24, 2000.
10.17(7)	William Lyon Homes 2000 Stock Incentive Plan.
10.18(8)	Form of Stock Option Agreements.
10.19(8)	William Lyon Homes, Inc. 2000 Cash Bonus Plan.
10.20(8)	Standard Industrial/Commercial Single-Tenant Lease — Net Between William Lyon Homes, Inc. and a trust of which William H. Lyon is the sole beneficiary.
10.21(8)	Mortgage Warehouse Loan and Security Agreement effective as of July 28, 2000 by and between Duxford Financial Inc., a California corporation (“Borrower”) and First Tennessee Bank (“Bank”).
10.22(9)	Form of First Supplemental Indenture dated as of July 1, 2001 amending and supplementing the Indenture dated as of June 29, 1994 by and among William Lyon Homes f/k/a The Presley Companies, a Delaware corporation (as Company), William Lyon Homes, Inc. f/k/a Presley Homes, f/k/a The Presley Companies, a California corporation (as Guarantor) and Firstar Bank, N.A. as successor-in-interest to American National Bank and Trust Company (as Trustee).
10.23(9)	Business Loan Agreement dated as of March 8, 2001 between William Lyon Homes, Inc. (“Borrower”) and First Bank and Trust (“Lender”).
10.24(10)	Agreement for First Modification of Deeds of Trust and Other Loan Instruments (this “First Modification”) dated as of June 8, 2001 by and between William Lyon Homes, Inc., a California Corporation (“Borrower”) and Guaranty Bank, a federal savings bank organized and existing under the laws of the United States (formerly known as “Guaranty Federal Bank, F.S.B.”) (“Lender”).
10.25(10)	Mortgage Warehouse Loan and Security Agreement dated as of May 31, 2001, by and between Duxford Financial, Inc., and/or Bayport Mortgage, L.P., a California Corporation (“Borrower”) and First Tennessee Bank (“Bank”).
10.26(11)	William Lyon Homes Executive Deferred Compensation Plan effective as of February 11, 2002.
10.27	William Lyon Homes Outside Directors Deferred Compensation Plan effective as of February 11, 2002.
21.1	List of Subsidiaries of the Company.
23.1	Consent of Independent Auditors.

(1)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed January 5, 2000 and incorporated herein by this reference.

(2)	Previously filed in connection with the Company’s Registration Statement on Form S-4, and amendments thereto, (S.E.C. Registration No. 333-88569) and incorporated herein by this reference.

(3)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 and amendments thereto (S.E.C. Registration No. 33-79088) and incorporated herein by this reference.

(4)	Previously filed in connection with the Company’s Registration Statement on Form S-1, and amendments thereto (S.E.C. Registration No. 33-79088) and incorporated herein by this reference.

(5)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by this reference.

(6)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 and incorporated herein by this reference.

(7)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-8 (SEC Registration No. 333-50232) and incorporated herein by this reference.

(8)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by this reference.

(9)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001 and incorporated herein by this reference.

(10)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by this reference.

(11)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-8 (SEC Registration No. 333-82448) dated February 8, 2002 and incorporated herein by this reference.