Form 10-Q
period 2002-03-31
WILLIAM LYON HOMES
filed 2002-05-14
CIK 1095996

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

(949) 833-3600
(Registrant’s telephone number, including area code)

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

YES  ☒                    NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at May 10, 2002
Common stock, par value $.01	10,257,449

WILLIAM LYON HOMES

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements.

WILLIAM LYON HOMES

CONSOLIDATED BALANCE SHEETS
(in thousands except number of shares and par value per share)

ASSETS
	March 31, 2002	December 31, 2001
	(unaudited)
Cash and cash equivalents	$17,380	$19,751
Receivables	15,308	26,224
Real estate inventories	364,508	294,678
Investments in and advances to unconsolidated joint ventures — Note 2	55,963	66,753

Property and equipment, less accumulated depreciation of $4,631 and $4,309 at March 31, 2002 and December 31, 2001, respectively	2,566	2,171
Deferred loan costs	2,683	2,831
Goodwill — Note 1	5,896	5,896
Other assets	9,296	15,405

	$473,600	$433,709

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$26,333	$19,346
Accrued expenses	23,865	42,276
Notes payable	204,404	151,191
12 1/2% Senior Notes due July 1, 2003 — Note 3	70,279	70,279

	324,881	283,092

Stockholders’ equity — Notes 1 and 5

Common stock, par value $.01 per share; 30,000,000 shares authorized; 10,289,683 and 10,619,399 shares issued and outstanding at March 31, 2002 and December 31, 2001, respectively	103	106
Additional paid-in capital	122,027	127,035
Retained earnings	26,589	23,476

	148,719	150,617

	$473,600	$433,709

See accompanying notes.

WILLIAM LYON HOMES

CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per common share amounts)
(unaudited)

	Three Months Ended March 31,
	2002	2001
Operating revenue
Home sales	$90,149	$65,401
Lots, land and other sales	—	7,054
Management fees	1,516	1,670

	91,665	74,125

Operating costs
Cost of sales — homes	(77,094)	(55,021)
Cost of sales — lots, land and other	(191)	(3,902)
Sales and marketing	(4,698)	(3,681)
General and administrative	(7,953)	(8,783)
Amortization of goodwill — Note 1	—	(311)

	(89,936)	(71,698)

Equity in income of unconsolidated joint ventures — Note 2	1,905	3,805

Operating income	3,634	6,232
Interest expense, net of amounts capitalized	—	(227)
Other income (expense), net	156	788

Income before income taxes	3,790	6,793
Provision for income taxes — Note 1	(677)	(712)

Net income	$3,113	$6,081

Earnings per common share — Note 1
Basic	$0.30	$0.58

Diluted	$0.29	$0.57

See accompanying notes.

WILLIAM LYON HOMES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2002
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total
	Shares	Amount
Balance — December 31, 2001	10,619	$106	$127,035	$23,476	$150,617

Issuance of common stock upon exercise of stock options — Note 5	53	1	422	—	423

Purchase and retirement of common stock — Note 5	(382)	(4)	(5,430)	—	(5,434)
Net income	—	—	—	3,113	3,113

Balance — March 31, 2002	10,290	$103	$122,027	$26,589	$148,719

See accompanying notes.

WILLIAM LYON HOMES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2002	2001
Operating activities
Net income	$3,113	$6,081
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	304	620
Equity in income of unconsolidated joint ventures	(1,905)	(3,805)
Provision for income taxes	677	712
Net changes in operating assets and liabilities:
Receivables	7,315	4,161
Real estate inventories	(53,499)	(41,572)
Deferred loan costs	148	(10)
Other assets	6,109	4,940
Accounts payable	6,987	(309)
Accrued expenses	(19,088)	(13,474)

Net cash used in operating activities	(49,839)	(42,656)

Investing activities
Investments in and advances to unconsolidated joint ventures	(10,811)	(1,759)
Distributions from unconsolidated joint ventures	18,139	4,036
Mortgage notes receivable originations/issuances	(36,394)	(35,138)
Mortgage notes receivable sales/repayments	45,362	35,138
Purchases of property and equipment	(699)	(179)

Net cash provided by investing activities	15,597	2,098

Financing activities
Proceeds from borrowing on notes payable	164,825	137,736
Principal payments on notes payable	(127,943)	(97,971)
Repurchase of 12 1/2% Senior Notes	—	(1,581)
Common stock issued for exercised options	423	—
Common stock purchased and retired	(5,434)	—

Net cash provided by financing activities	31,871	38,184

Net decrease in cash and cash equivalents	(2,371)	(2,374)
Cash and cash equivalents — beginning of period	19,751	14,711

Cash and cash equivalents — end of period	$17,380	$12,337

Supplemental disclosures of cash flow information
Cash paid during the period for interest, net of amounts capitalized	$1,338	$2,431

Contribution of land to unconsolidated joint venture	$—	$1,100

Issuance of notes payable for land acquisitions	$16,331	$—

See accompanying notes.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 — Basis of Presentation

William Lyon Homes, a Delaware corporation, and subsidiaries (the “Company”) are primarily engaged in designing, constructing and selling single family detached and attached homes in California, Arizona and Nevada.

The unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The consolidated financial statements included herein should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

The interim consolidated financial statements have been prepared in accordance with the Company’s customary accounting practices. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a presentation in accordance with accounting principles generally accepted in the United States have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

The Company evaluates performance and allocates resources primarily based on the operating income of individual home building projects. Operating income of individual home building projects is defined by the Company as sales of homes, lots and land; less cost of sales, impairment losses on real estate, sales and marketing, and general and administrative expenses. Accordingly, operating income excludes certain items included in the determination of net income. All other segment measurements are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Management fees represent fees earned in the current period from unconsolidated joint ventures in accordance with joint venture and/or operating agreements.

The amount paid for business acquisitions over the net fair value of assets acquired and liabilities assumed is reflected as goodwill and, until January 1, 2002 was being amortized on a straight-line basis over seven years. Accumulated amortization was $2,793,000 as of December 31, 2001. In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement No. 142”), effective for fiscal years beginning after December 15, 2001. Under the new rule, goodwill is no longer amortized but is subject to impairment tests in accordance with Statement No. 142. The Company performed its first required annual impairment test of goodwill as of January 1, 2002 and determined that goodwill was not impaired. As of March 31, 2002, there have been no indicators of impairment related to the Company’s goodwill.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
(unaudited)

As of December 31, 2000, the Company had substantial net operating loss carryforwards for Federal tax purposes which were utilized to reduce taxable income during the year ended December 31, 2001. As a result of the reduction in the valuation allowance associated with such utilized net operating loss carryforwards, the Company’s overall effective tax rate for the quarter ended March 31, 2001 was approximately 10.5%. At December 31, 2001, the Company had net operating loss carryforwards for Federal tax purposes of approximately $8,466,000 which expire in 2009. In addition, unused recognized built-in losses in the amount of $23,891,000 are available to offset future income and expire between 2009 and 2011. Beginning in 2002, the utilization of these losses is limited to $3,235,000 of taxable income per year; however, any unused losses in any year may be carried forward for utilization in future years through 2011. The elimination during 2002 of the remaining valuation allowances for deferred tax assets reduces the Company’s estimated overall effective tax rate for the year ending December 31, 2002 from approximately 38.3% to approximately 17.8%. The Company’s ability to utilize the foregoing tax benefits will depend upon the amount of its future taxable income and may be limited in the event of an “ownership change” under Federal tax laws and regulations.

Earnings per share amounts for all periods presented conform to Financial Accounting Standards Board Statement No. 128, “Earnings Per Share.” Basic and diluted earnings per common share for the three months ended March 31, 2002 are based on 10,522,102 and 10,819,250 weighted average shares of common stock outstanding, respectively. Basic and diluted earnings per common share for the three months ended March 31, 2001 are based on 10,570,223 and 10,638,827 weighted average shares of common stock outstanding, respectively.

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities as of March 31, 2002 and December 31, 2001 and revenues and expenses for the periods presented. Accordingly, actual results could differ materially from those estimates in the near-term.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
(unaudited)

Note 2 — Investments in and Advances to Unconsolidated Joint Ventures

The Company and certain of its subsidiaries are general partners or members in joint ventures involved in the development and sale of residential projects. Such joint ventures are 50% or less owned and, accordingly, the financial statements of such joint ventures are not consolidated with the Company’s financial statements. The Company’s investments in unconsolidated joint ventures are accounted for using the equity method. Condensed combined financial information of these joint ventures as of March 31, 2002 and December 31, 2001 and for the three months ended March 31, 2002 and 2001 is summarized as follows:

CONDENSED COMBINED BALANCE SHEETS
(in thousands)

	March 31, 2002	December 31, 2001
	(unaudited)
ASSETS
Cash and cash equivalents	$10,431	$9,404
Receivables	735	5,711
Real estate inventories	279,550	294,698
Other assets	58	—

	$290,774	$309,813

LIABILITIES AND OWNERS’ CAPITAL
Accounts payable	$15,708	$21,931
Accrued expenses	4,292	4,288
Notes payable	73,934	72,344
Advances from William Lyon Homes	5,838	11,768

	99,772	110,331

Owners’ capital
William Lyon Homes	50,125	54,985
Others	140,877	144,497

	191,002	199,482

	$290,774	$309,813

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
(unaudited)

CONDENSED COMBINED STATEMENTS OF INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2002	2001
Operating revenue
Home sales	$49,958	$51,169
Land sale	17,079	—

	67,037	51,169
Operating costs
Cost of sales — homes	(42,976)	(41,695)
Cost of sales — land	(13,542)	—
Sales and marketing	(2,431)	(1,802)

Operating income	8,088	7,672
Other (expense) income, net	(47)	70

Net income	$8,041	$7,742

Allocation to owners
William Lyon Homes	$1,905	$3,805
Others	6,136	3,937

	$8,041	$7,742

During the quarter ended March 31, 2002, one of the joint ventures in which the Company is a member completed a land sale to the Company for $17,079,000 resulting in a profit of approximately $3,537,000, all of which was allocated to the Company’s outside partner as preferred return in accordance with the joint venture agreement.

Note 3 — 12 1/2% Senior Notes

The 12 1/2% Senior Notes are obligations of William Lyon Homes, a Delaware corporation (“Delaware Lyon”), and are unconditionally guaranteed on a senior basis by William Lyon Homes, Inc., a California corporation and a wholly-owned subsidiary of Delaware Lyon. However, William Lyon Homes, Inc. has granted liens on substantially all of its assets as security for its obligations under certain revolving credit facilities and other loans. Because the William Lyon Homes, Inc. guarantee is not secured, holders of the Senior Notes are effectively junior to borrowings under the revolving credit facilities with respect to such assets. Delaware Lyon and its consolidated subsidiaries are referred to collectively herein as the “Company.” Interest on the Senior Notes is payable on January 1 and July 1 of each year.

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
(unaudited)

CONSOLIDATING BALANCE SHEET

March 31, 2002
(in thousands)

	Unconsolidated
	Delaware Lyon	William Lyon Homes, Inc.	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
ASSETS

Cash and cash equivalents	$—	$15,117	$2,263	$—	$17,380
Receivables	—	7,484	7,824	—	15,308
Real estate inventories	—	357,019	7,489	—	364,508

Investments in and advances to unconsolidated joint ventures	—	14,768	41,195	—	55,963
Property and equipment, net	—	2,358	208	—	2,566
Deferred loan costs	1,641	1,042	—	—	2,683
Goodwill	—	5,896	—	—	5,896
Other assets	—	9,209	87	—	9,296
Investments in subsidiaries	146,021	50,271	—	(196,292)	—
Intercompany receivables	79,308	7,972	—	(87,280)	—

	$226,970	$471,136	$59,066	$(283,572)	$473,600

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$—	$26,134	$199	$—	$26,333
Accrued expenses	—	22,000	1,865	—	23,865
Notes payable	—	201,363	3,041	—	204,404
12 1/2% Senior Notes	70,279	—	—	—	70,279
Intercompany payables	7,972	79,308	—	(87,280)	—

Total liabilities	78,251	328,805	5,105	(87,280)	324,881
Stockholders’ equity	148,719	142,331	53,961	(196,292)	148,719

	$226,970	$471,136	$59,066	$(283,572)	$473,600

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
(unaudited)

CONSOLIDATING BALANCE SHEET

December 31, 2001
(in thousands)

	Unconsolidated
	Delaware Lyon	William Lyon Homes, Inc.	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
ASSETS

Cash and cash equivalents	$—	$17,270	$2,481	$—	$19,751
Receivables	—	9,736	16,488	—	26,224
Real estate inventories	—	287,275	7,403	—	294,678

Investments in and advances to unconsolidated joint ventures	—	25,359	41,394	—	66,753
Property and equipment, net	—	1,944	227	—	2,171
Deferred loan costs	1,993	838	—	—	2,831
Goodwill	—	5,896	—	—	5,896
Other assets	—	15,348	57	—	15,405
Investments in subsidiaries	147,567	49,174	—	(196,741)	—
Intercompany receivables	79,308	7,972	—	(87,280)	—

	$228,868	$420,812	$68,050	$(284,021)	$433,709

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$—	$19,114	$232	$—	$19,346
Accrued expenses	—	39,740	2,536	—	42,276
Notes payable	—	139,168	12,023	—	151,191
12 1/2% Senior Notes	70,279	—	—	—	70,279
Intercompany payables	7,972	79,308	—	(87,280)	—

Total liabilities	78,251	277,330	14,791	(87,280)	283,092
Stockholders’ equity	150,617	143,482	53,259	(196,741)	150,617

	$228,868	$420,812	$68,050	$(284,021)	$433,709

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
(unaudited)

CONSOLIDATING STATEMENT OF INCOME

Three Months Ended March 31, 2002
(in thousands)

	Unconsolidated
	Delaware Lyon	William Lyon Homes, Inc.	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$78,246	$11,903	$—	$90,149
Management fees	—	1,066	450	—	1,516

	—	79,312	12,353	—	91,665

Operating costs
Costs of sales	—	(66,580)	(10,705)	—	(77,285)
Sales and marketing	—	(3,987)	(711)	—	(4,698)
General and administrative	—	(7,854)	(99)	—	(7,953)

	—	(78,421)	(11,515)	—	(89,936)

Equity in income of unconsolidated joint ventures	—	719	1,186	—	1,905

Income from subsidiaries	3,113	2,052	—	(5,165)	—

Operating income	3,113	3,662	2,024	(5,165)	3,634
Other income (expense), net	—	(323)	479	—	156

Income before income taxes	3,113	3,339	2,503	(5,165)	3,790
Provision for income taxes	—	(677)	—	—	(677)

Net income	$3,113	$2,662	$2,503	$(5,165)	$3,113

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
(unaudited)

CONSOLIDATING STATEMENT OF INCOME

Three Months Ended March 31, 2001
(in thousands)

	Unconsolidated
	Delaware Lyon	William Lyon Homes, Inc.	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$64,527	$7,928	$—	$72,455
Management fees	—	688	982	—	1,670

	—	65,215	8,910	—	74,125

Operating costs
Costs of sales	—	(51,702)	(7,221)	—	(58,923)
Sales and marketing	—	(3,262)	(419)	—	(3,681)
General and administrative	—	(8,718)	(65)	—	(8,783)
Amortization of goodwill	—	(311)	—	—	(311)

	—	(63,993)	(7,705)	—	(71,698)

Equity in income of unconsolidated joint ventures	—	507	3,298	—	3,805

Income from subsidiaries	6,081	4,810	—	(10,891)	—

Operating income	6,081	6,539	4,503	(10,891)	6,232
Interest expense, net of amounts capitalized	—	(227)	—	—	(227)
Other income (expense), net	—	419	369	—	788

Income before income taxes	6,081	6,731	4,872	(10,891)	6,793
Provision for income taxes	—	(712)	—	—	(712)

Net income	$6,081	$6,019	$4,872	$(10,891)	$6,081

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
(unaudited)

CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2002
(in thousands)

	Unconsolidated
	Delaware Lyon	William Lyon Homes, Inc.	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating activities
Net income	$3,113	$2,662	$2,503	$(5,165)	$3,113
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	276	28	—	304
Equity in income of unconsolidated joint ventures	—	(719)	(1,186)	—	(1,905)
Equity in earnings of subsidiaries	(3,113)	(2,052)	—	5,165	—
Provision for income taxes	—	677	—	—	677
Net changes in operating assets and liabilities:
Receivables	—	2,266	5,049	—	7,315
Intercompany receivables/payables	(352)	352	—	—	—
Real estate inventories	—	(53,413)	(86)	—	(53,499)
Deferred loan costs	352	(204)	—	—	148
Other assets	—	6,139	(30)	—	6,109
Accounts payable	—	7,020	(33)	—	6,987
Accrued expenses	—	(18,417)	(671)	—	(19,088)

Net cash (used in) provided by operating activities	—	(55,413)	5,574	—	(49,839)

Investing activities
Net change in investment in unconsolidated joint ventures	—	11,310	(3,982)	—	7,328
Payments on (issuance of) notes receivable, net	—	(14)	8,982	—	8,968
Purchases of property and equipment	—	(690)	(9)	—	(699)
Investment in subsidiaries	—	955	—	(955)	—
Advances to affiliates	5,011	—	—	(5,011)	—

Net cash provided by investing activities	5,011	11,561	4,991	(5,966)	15,597

Financing activities
Proceeds from borrowings on notes payable	—	128,446	36,379	—	164,825
Principal payments on notes payable	—	(82,582)	(45,361)	—	(127,943)
Distributions to/contributions from shareholders	—	(3,813)	(1,801)	5,614	—
Common stock issued for exercised options	423	—	—	—	423
Common stock purchased and retired	(5,434)	—	—	—	(5,434)
Advances to affiliates	—	(352)	—	352	—

Net cash (used in) provided by financing activities	(5,011)	41,699	(10,783)	5,966	31,871

Net decrease in cash and cash equivalents	—	(2,153)	(218)	—	(2,371)
Cash and cash equivalents at beginning of period	—	17,270	2,481	—	19,751

Cash and cash equivalents at end of period	$—	$15,117	$2,263	$—	$17,380

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
(unaudited)

CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2001
(in thousands)

	Unconsolidated
	Delaware Lyon	William Lyon Homes, Inc.	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating activities
Net income	$6,081	$6,019	$4,872	$(10,891)	$6,081
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	591	29	—	620
Equity in income of unconsolidated joint ventures	—	(507)	(3,298)	—	(3,805)
Equity in earnings of subsidiaries	(6,081)	(4,810)	—	10,891	—
Provision for income taxes	—	712	—	—	712
Net changes in operating assets and liabilities:
Receivables	—	841	3,320	—	4,161
Intercompany receivables/payables	(99)	99	—	—	—
Real estate inventories	—	(41,884)	312	—	(41,572)
Deferred loan costs	99	(109)	—	—	(10)
Other assets	—	4,921	19	—	4,940
Accounts payable	—	(240)	(69)	—	(309)
Accrued expenses	—	(13,153)	(321)	—	(13,474)

Net cash (used in) provided by operating activities	—	(47,520)	4,864	—	(42,656)

Investing activities
Net change in investment in unconsolidated joint ventures	—	(1,518)	3,795	—	2,277
Purchases of property and equipment	—	(163)	(16)	—	(179)
Investment in subsidiaries	—	8,842	—	(8,842)	—
Advances to affiliates	1,581	—	—	(1,581)	—

Net cash provided by investing activities	1,581	7,161	3,779	(10,423)	2,098

Financing activities
Proceeds from borrowings on notes payable	—	102,599	35,137	—	137,736
Principal payments on notes payable	—	(62,833)	(35,138)	—	(97,971)
Repurchase of 12 1/2% Senior Notes	(1,581)	—	—	—	(1,581)
Distributions to/contributions from shareholders	—	(53)	(8,722)	8,775	—
Advances from affiliates	—	(1,648)	—	1,648	—

Net cash (used in) provided by financing activities	(1,581)	38,065	(8,723)	10,423	38,184

Net decrease in cash and cash equivalents	—	(2,294)	(80)	—	(2,374)
Cash and cash equivalents at beginning of period	—	12,746	1,965	—	14,711

Cash and cash equivalents at end of period	$—	$10,452	$1,885	$—	$12,337

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
(unaudited)

Note 4 — Related Party Transactions

On October 26, 2000, the Company’s Board of Directors (with Messrs. William Lyon and William H. Lyon abstaining) approved the purchase of 579 lots for a total purchase price of $12,581,000 from an entity controlled by William Lyon and William H. Lyon. The terms of the purchase agreement provided for an initial option payment of $1,000,000 and a rolling option takedown of the lots. Phase takedowns of approximately 20 lots each are anticipated to occur at two to three month intervals for each of several product types through September 2004. In addition, one-half of the net profits, as defined, in excess of six percent from the development are to be paid to the seller. During the three months ended March 31, 2001, the Company purchased 40 lots under this agreement for a total purchase price of $601,000. This land acquisition qualifies as an affiliate transaction under the Company’s 12 1/2% Senior Notes due July 1, 2003 Indenture dated as of June 29, 1994, as amended (“Indenture”). Pursuant to the terms of the Indenture, the Company has determined that the land acquisition is on terms that are no less favorable to the Company than those that would have been obtained in a comparable transaction by the Company with an unrelated person. The Company has delivered to the Trustee under the Indenture a resolution of the Board of Directors of the Company set forth in an Officers’ Certificate certifying that the land acquisition is on terms that are no less favorable to the Company than those that would have been obtained in a comparable transaction by the Company with an unrelated person and the land acquisition has been approved by a majority of the disinterested members of the Board of Directors of the Company. Further, the Company has delivered to the Trustee under the Indenture a determination of value by a real estate appraisal firm which is of regional standing in the region in which the subject property is located and is MAI certified.

The Company purchased land for a total purchase price of $17,079,000 during the three months ended March 31, 2002 from one of its unconsolidated joint ventures.

For the three months ended March 31, 2002 and 2001, the Company incurred reimbursable on-site labor costs of $41,000 and $46,000, respectively, for providing customer service to real estate projects developed by entities controlled by William Lyon and William H. Lyon, of which $13,000 was due to the Company at March 31, 2002.

For the three months ended March 31, 2002 and 2001, the Company incurred charges of $182,000 and $182,000, respectively, related to rent on its corporate office, from a trust of which William H. Lyon is the sole beneficiary.

During the three months ended March 31, 2002 and 2001, the Company incurred charges of $41,000 and $62,000, respectively, related to the charter and use of aircraft owned by an affiliate of William Lyon.

Note 5 — Stockholders’ Equity

On September 20, 2001 the Company announced that the Company’s Board of Directors had authorized a program to repurchase up to 20% of the Company’s outstanding common shares. Under the plan, the stock will be purchased in the open market or privately negotiated transactions from time to time in compliance with Securities and Exchange Commission Rule 10b-18, subject to market conditions, applicable legal requirements and other factors. The timing and amounts of any purchases will be as determined by the Company’s management from time to time or may be suspended at any time or from time to time without prior notice, depending on market conditions and other factors they deem relevant. The repurchased shares may be held as treasury stock and used for general corporate purposes or cancelled. As of March 31, 2002, 382,500 shares had been purchased and cancelled under this program in the amount of $5,434,000.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
(unaudited)

During the three months ended March 31, 2002, certain officers and directors exercised options to purchase 36,206 shares of the Company’s common stock at a price of $8.6875 per share in accordance with the William Lyon Homes 2000 Stock Incentive Plan, 13,912 shares of the Company’s common stock at a price of $5.00 per share in accordance with the Company’s 1991 Stock Option Plan, as amended, and 2,666 shares of the Company’s common stock at a price of $14.375 per share in accordance with the Company’s 1991 Stock Option Plan, as amended.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

WILLIAM LYON HOMES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following discussion of results of operations and financial condition should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1, as well as the information presented in the Annual Report on Form 10-K for the year ended December 31, 2001.

Results of Operations

Overview and Recent Results

Selected financial and operating information for the Company and its unconsolidated joint ventures as of and for the periods presented is as follows:

	Three Months Ended March 31,
	2002			2001
	Company Wholly-owned	Unconsolidated Joint Ventures	Combined Total	Company Wholly-owned	Unconsolidated Joint Ventures	Combined Total
Selected Financial Information (dollars in thousands)
Units closed	301	104	405	286	114	400

Home sales revenue	$90,149	$49,958	$140,107	$65,401	$51,169	$116,570
Cost of sales	(77,094)	(42,976)	(120,070)	(55,021)	(41,695)	(96,716)

Gross margin	$13,055	$6,982	$20,037	$10,380	$9,474	$19,854

Gross margin percentage	14.5%	14.0%	14.3%	15.9%	18.5%	17.0%

Number of homes closed
California	153	104	257	153	114	267
Arizona	63	0	63	51	0	51
Nevada	85	0	85	82	0	82

Total	301	104	405	286	114	400

Average sales price
California	$370,200	$480,400	$414,800	$264,600	$448,900	$343,300
Arizona	188,900	0	188,900	145,000	0	145,000
Nevada	254,300	0	254,300	213,600	0	213,600

Total	$299,500	$480,400	$345,900	$228,700	$448,900	$291,400

Number of net new home orders
California	451	296	747	312	187	499
Arizona	85	0	85	84	0	84
Nevada	103	0	103	158	0	158

Total	639	296	935	554	187	741

Average number of sales locations during period
California	18	13	31	15	10	25
Arizona	8	0	8	5	0	5
Nevada	5	0	5	7	0	7

Total	31	13	44	27	10	37

	Three Months Ended March 31,
	2002			2001
	Company Wholly-owned	Unconsolidated Joint Ventures	Combined Total	Company Wholly-owned	Unconsolidated Joint Ventures	Combined Total
Backlog of homes sold but not closed at end of period
California	497	289	786	365	257	622
Arizona	140	0	140	113	0	113
Nevada	146	0	146	173	0	173

Total	783	289	1,072	651	257	908

Dollar amount of homes sold but not closed at end of period (dollars in thousands)
California	$185,124	$135,787	$320,911	$98,895	$108,493	$207,388
Arizona	30,700	0	30,700	16,084	0	16,084
Nevada	42,790	0	42,790	36,606	0	36,606

Total	$258,614	$135,787	$394,401	$151,585	$108,493	$260,078

	As of March 31,
	2002	2001
Lots owned and controlled
California	5,083	5,404
Arizona	2,748	1,584
Nevada	1,450	904

Total	9,281	7,892

Homes in backlog are generally closed within three to six months. The dollar amount of backlog of homes sold but not closed as of March 31, 2002 was $394.4 million, as compared to $260.1 million as of March 31, 2001 and $176.5 million as of December 31, 2001. The cancellation rate of buyers who contracted to buy a home but did not close escrow at the Company’s projects was approximately 24% during 2001 and 13% during the three months ended March 31, 2002 and 18% during the three months ended March 31, 2001.

The number of net new home orders for the quarter ended March 31, 2002 increased 26% to 935 units from 741 for the first quarter of 2001. For the first quarter of 2002, the number of net new home orders increased 94% to 935 from 483 units in the fourth quarter of 2001. The number of homes closed in the first quarter of 2002 increased 1% to 405 from 400 in the first quarter of 2001. The backlog of homes sold but not closed as of March 31, 2002 was 1,072, up 18% from 908 units a year earlier, and up 98% from 542 units at December 31, 2001.

The Company believes that the increase in the number of net new home orders and the decrease in the cancellation rate during the first quarter of 2002, as described above, are indications of an improving economy in 2002 after the economic slow-down in the latter part of 2001 which had become more uncertain following the unprecedented and tragic events of September 11, 2001. In addition, in most of the markets in which the Company operates, the demand for housing exceeds the current supply of housing.

In general, housing demand is adversely affected by increases in interest rates and housing prices. Interest rates, the length of time that assets remain in inventory, and the proportion of inventory that is financed affect the Company’s interest cost. If the Company is unable to raise sales prices sufficiently to compensate for higher costs or if mortgage interest rates increase significantly, affecting prospective buyers’ ability to adequately finance home purchases, the Company’s sales, gross margins and operating results may be adversely impacted.

Comparison of Three Months Ended March 31, 2002 to Three Months Ended March 31, 2001

Operating revenue for the three months ended March 31, 2002 was $91.7 million, an increase of $17.6 million (23.8%) from operating revenue of $74.1 million for the three months ended March 31, 2001. Revenue from sales of homes increased $24.7 million (37.8%) to $90.1 million in the 2002 period from $65.4 million in the 2001 period. This increase was primarily due to an increase in the number of wholly-owned units closed to 301 in the 2002 period from 286 in the 2001 period, along with an increase in the average sales prices of wholly-owned units due to product mix to $299,500 in the 2002 period from $228,700 in the 2001 period. Management fee income decreased by $0.2 million to $1.5 million in the 2002 period from $1.7 million in the 2001 period primarily due to a decrease in the number of unconsolidated joint venture units closed to 104 in the 2002 period from 114 in the 2001 period.

Total operating income decreased from $6.2 million in the 2001 period to $3.6 million in the 2002 period. The excess of revenue from sales of homes over the related cost of sales increased by $2.7 million to $13.1 million in the 2002 period from $10.4 million in the 2001 period primarily due to an increase in the number of wholly-owned units closed to 301 units in the 2002 period from 286 units in the 2001 period, together with an increase in the average sales prices of wholly-owned units due to product mix to $299,500 in the 2002 period from $228,700 in the 2001 period, offset by a decline in gross margins of 1.4% to 14.5% in the 2002 period from 15.9% in the 2001 period. The decline in the year-over-year gross margin percentage reflects the impact of slower economic conditions experienced during much of 2001. The Company’s revenues and total operating income are affected by the proportion of units sold by the Company and those sold by unconsolidated joint ventures. While the average sales price of homes sold by joint ventures has been higher than the average sales price of wholly-owned units, the Company generally receives, after priority returns and capital distributions, approximately 50% of the profits and losses and cash flows from joint ventures. The Company recognized $7.1 million in operating revenues from lots, land and other sales (primarily two commercial land sales) in the 2001 period compared to no operating revenues in the 2002 period. The cost of sales related to such revenues decreased from $3.9 million in the 2001 period to $0.2 million in the 2002 period. Sales and marketing expenses increased by $1.0 million to $4.7 million in the 2002 period from $3.7 million in the 2001 period primarily due to the increased sales volume. General and administrative expenses decreased by $0.8 million to $8.0 million in the 2002 period from $8.8 million in the 2001 period, primarily as a result of a decrease in accrued bonuses related to lower earnings. Equity in income of unconsolidated joint ventures amounting to $1.9 million was recognized in the 2002 period, down from $3.8 million in the comparable period for 2001, primarily as a result of decreased margins realized by the unconsolidated joint ventures, along with a decrease in the number of units closed to 104 in the 2002 period from 114 in the 2001 period. During the quarter ended March 31, 2002, one of the joint ventures in which the Company is a member completed a land sale to the Company for $17.1 million resulting in a profit of approximately $3.5 million, all of which was allocated to the Company’s outside partner as preferred return in accordance with the joint venture agreement.

Total interest incurred increased $0.2 million (3.7%) from $5.4 million in the 2001 period to $5.6 million in the 2002 period primarily as a result of an increase in the average principal balance of notes payable in the 2002 period compared to the 2001 period, offset by decreases in interest rates. All interest incurred was capitalized in the 2002 period while $0.2 million of interest incurred was expensed in the 2001 period.

Other income (expense), net decreased to $0.2 million in the 2002 period from $0.8 million in the 2001 period primarily as a result of decreased income from the Company’s design center and mortgage company operations.

As a result of the foregoing factors, as well as the increase discussed below in the Company’s effective tax rate from 10.5% in the 2001 period to 17.8% in the 2002 period, the Company’s net income decreased from $6.1 million in the 2001 period to $3.1 million in the 2002 period.

Financial Condition and Liquidity

The Company provides for its ongoing cash requirements principally from internally generated funds from the sales of real estate and from outside borrowings and by joint venture financing with venture partners that provide a substantial portion of the capital required for certain projects. The Company currently maintains the following major credit facilities: 12 1/2% Senior Notes (the “Senior Notes”), secured revolving credit facilities (“Revolving Credit Facilities”) and an unsecured revolving line of credit with a commercial bank (“Unsecured Revolving Line”). The Company also finances certain projects with construction loans secured by real estate inventories and finances certain land acquisitions with seller-provided financing.

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

Senior Notes

The 12 1/2% Senior Notes due July 1, 2003 (the “Senior Notes”) are obligations of William Lyon Homes, a Delaware corporation (“Delaware Lyon”), and are unconditionally guaranteed on a senior basis by William Lyon Homes, Inc., a California corporation and a wholly-owned subsidiary of Delaware Lyon. However, William Lyon Homes, Inc. has granted liens on substantially all of its assets as security for its obligations under the Revolving Credit Facilities and other loans. Because the William Lyon Homes, Inc. guarantee is not secured, holders of the Senior Notes are effectively junior to borrowings under the Revolving Credit Facilities with respect to such assets. Interest on the Senior Notes is payable on January 1 and July 1 of each year.

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

Revolving Credit Facilities

The Revolving Credit Facilities have an aggregate maximum loan commitment of $180.0 million and mature at various dates beginning in 2002 through September 2004. The collateral for the loans provided by the Revolving Credit Facilities includes specific real estate assets funded by such respective Revolving Credit Facilities. Although the aggregate maximum loan commitment for these loans is $180.0 million, the credit facilities have limitations on the amounts which can be borrowed at any time based on assets which are included in the credit facilities and the specified borrowings permitted under borrowing base calculations. The undrawn availability at March 31, 2002 was $16.7 million and the principal outstanding under the Revolving Credit Facilities at March 31, 2002 was $127.3 million.

Pursuant to the terms of the Revolving Credit Facilities, outstanding advances bear interest at various rates which approximate the prime rate. The Revolving Credit Facilities include financial covenants which may limit the amount which may be borrowed thereunder.

Unsecured Revolving Line

Effective March 8, 2001 the Company obtained an unsecured revolving line of credit with a commercial bank in the amount of $10.0 million. The Unsecured Revolving Line bears interest at prime plus 1% and matures in June 2003. The Unsecured Revolving Line includes financial covenants which may limit the amount which may be borrowed thereunder. As of March 31, 2002, there was no outstanding balance under the Unsecured Revolving Line.

Construction Notes Payable

At March 31, 2002, the Company had construction notes payable amounting to $25.5 million related to various real estate projects. The notes are due as units close or at various dates on or before June 11, 2004 and bear interest at rates of prime plus 0.25% to 19%.

Seller Financing

Another source of financing available to the Company is seller-provided financing for land acquired by the Company. At March 31, 2002, the Company had $49.6 million of notes payable outstanding related to land acquisitions for which seller financing was provided. The notes are due at various dates through December 31, 2003 and bear interest at rates ranging from prime plus 2.0% to 12%.

Revolving Mortgage Warehouse Credit Facility

The Company has a $15.0 million revolving mortgage warehouse credit facility with a bank to fund its mortgage origination operations. An additional $5.0 million is available with approval by the lender. Mortgage loans are generally held for a short period of time and are typically sold to investors within 7 to 15 days following funding. Borrowings are secured by the related mortgage loans held for sale. At March 31, 2002 the outstanding balance was $2.0 million. The facility, which has a current maturity date of May 31, 2002, also contains a financial covenant requiring the Company to maintain cash and/or marketable securities on the books of account of its subsidiary, Duxford Financial, Inc., a California corporation (“Duxford”) in an amount equal to no less than $1.0 million and a financial covenant requiring the Company to maintain total assets net of total liabilities and net of amounts receivable from the Company and/or affiliates on the books of account of Duxford in an amount equal to no less than $1.0 million.

Land Banking Arrangements

The Company has entered into land banking arrangements for two projects totaling 204 lots for a purchase price of $8.7 million. As of March 31, 2002, the balance of the lots still under option and unclosed was 118 lots for a purchase price of $4.6 million. The Company is under no obligation to purchase the balance of the lots, but, as of March 31, 2002, would forfeit $2.8 million if the lots were not purchased.

Joint Venture Financing

As of March 31, 2002, the Company and certain of its subsidiaries are general partners or members in joint ventures involved in the development and sale of residential projects. Such joint ventures are 50% or less owned and, accordingly, the financial statements of such joint ventures are not consolidated with the Company’s financial statements. The Company’s investments in unconsolidated joint ventures are accounted for using the equity method. See Note 2 of “Notes to Consolidated Financial Statements” for condensed combined financial information for these joint ventures. Based upon current estimates, substantially all future development and construction costs will be funded by the Company’s venture partners or from the proceeds of construction financing obtained by the joint ventures.

As of March 31, 2002, the Company’s investment in and advances to such joint ventures was approximately $56.0 million and the Company’s venture partners’ investment in such joint ventures was approximately $140.9 million. In addition, certain joint ventures have obtained financing from land sellers or construction lenders which amounted to approximately $73.9 million at March 31, 2002.

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

Cash Flows — Comparison of Three Months Ended March 31, 2002 to Three Months Ended March 31, 2001

Net cash used in operating activities increased to $49.8 million in the 2002 period from $42.7 million in the 2001 period. The change was primarily as a result of increased expenditures in real estate inventories in the 2002 period.

Net cash provided by investing activities increased to $15.6 million in the 2002 period from $2.1 million in the 2001 period. The change was primarily as a result of increased net cash received from unconsolidated joint ventures and mortgage notes receivable in the 2002 period.

Net cash provided by financing activities decreased to $31.9 million in the 2002 period from $38.2 million in the 2001 period primarily as a result of decreased net borrowings on notes payable and the purchase and retirement of the Company’s common stock.

Description of Projects

The Company’s homebuilding projects usually take two to five years to develop. The following table presents project information relating to each of the Company’s homebuilding divisions.

Project (County) Product	Year of First Delivery	Estimated Number of Homes at Completion(1)	Units Closed as of March 31, 2002	Lots Owned as of March 31, 2002	Homes Closed for the Period Ended March 31, 2002	Backlog at March 31, 2002(2)(4)	Sales Price Range(3)

SOUTHERN CALIFORNIA

Wholly-owned:

Andover — West Irvine (Orange County)	2001	138	95	43	22	29	$284,000 – 321,000

Terraza at Vista del Verde —Yorba Linda (Orange County)	2001	106	38	68	15	25	$527,000 – 587,000

Providence Ranch (Riverside County)	2002	97	92	5	0	0	$210,000 – 245,000

Providence Ranch North (Riverside County)	2002	83	0	42	0	33	$230,000 – 270,000

Cantada — Oxnard (Ventura County)	2002	113	54	59	27	49	$313,000 – 333,000

Monticello — North Park Square (Orange County)	2002	112	0	104	0	51	$285,000 – 335,000

Montellano at Talega (Orange County)	2002	61	0	61	0	29	$790,000 – 845,000

Sterling Glen at Ladera Ranch (Orange County)	2002	102	8	94	8	51	$442,000 – 475,000

Davenport at Ladera Ranch (Orange County)	2003	164	0	164	0	0	$246,000 – 285,000

Weatherhaven at Ladera Ranch (Orange County)	2003	71	0	71	0	0	$365,000 – 420,000

Total wholly-owned		1,047	287	711	72	267

Unconsolidated joint ventures:

Reston at Ladera Ranch (Orange County)	2000	117	104	13	2	12	$365,000 – 425,000

Hampton Road at Ladera Ranch (Orange County)	2000	82	75	7	12	5	$447,000 – 477,000

Compass Pointe at Forster Ranch (Orange County)	2000	92	89	3	8	3	$540,000 – 575,000

Avalon at Summerlane (Orange County)	2000	113	113	0	4	0	$460,000 – 490,000

Beachside —Huntington Beach (Orange County)	2001	86	30	56	23	37	$605,000 – 640,000

Quintana (Ventura County)	2001	90	11	79	3	27	$515,000 – 610,000

Coronado — Oxnard (Ventura County)	2002	110	0	110	0	23	$360,000 – 380,000

Cantabria — Oxnard (Ventura County)	2002	87	0	87	0	20	$295,000 – 320,000

Toscana (Los Angeles County)	2002	70	0	70	0	0	$430,000 – 475,000

Total unconsolidated joint ventures		847	422	425	52	127

SOUTHERN CALIFORNIA REGION TOTAL		1,894	709	1,136	124	394

Project (County) Product	Year of First Delivery	Estimated Number of Homes at Completion(1)	Units Closed as of March 31, 2002	Lots Owned as of March 31, 2002	Homes Closed for the Period Ended March 31, 2002	Backlog at March 31, 2002(2)(4)	Sales Price Range (3)

NORTHERN CALIFORNIA

Wholly-owned:

Lyon Villas (San Joaquin County)	1999	135	84	51	0	19	$257,000 – 305,000

Lyon Estates (San Joaquin County)	1997	120	83	37	0	7	$291,000 – 327,000

Lyon Ironwood (San Joaquin County)	2000	116	83	34	2	30	$209,000 – 263,000

Lyon Rhapsody (Contra Costa County)	2001	81	57	24	14	14	$236,000 – 295,000

Lyon Estates at Stonebridge (San Joaquin County)	2001	103	28	36	5	14	$261,000 – 301,000

Lyon Palazzo (Sacramento County)	2001	100	47	53	9	21	$266,000 – 304,000

Lyon Seasons (Stanislaus County)	2002	71	0	71	0	7	$269,000 – 314,000

The Legends — Brentwood (Contra Costa County)
Olde Ivy	2003	66	0	66	0	0	$275,000 – 345,000

Heartland	2003	57	0	57	0	0	$280,000 – 335,000

Gables	2003	91	0	91	0	0	$295,000 – 395,000

		214	0	214	0	0

Victoria by the Bay (Contra Costa County)
The Bluffs	2003	70	0	70	0	0	$576,000 – 641,000

The Shores	2003	99	0	99	0	0	$531,000 – 591,000

		169	0	169	0	0

Total wholly-owned		1,109	382	689	30	112

Unconsolidated joint ventures:

The Ranch at Silver Creek (Santa Clara County)	2003	538	0	538	0	0

Lyon Ridge (Contra (Costa County)	1999	127	127	0	1	0	$348,000 – 407,000

Henry Ranch (Contra Costa County)
Lyon Tierra	2001	46	35	11	4	11	$463,000 – 501,000

Lyon Dorado	2001	54	24	30	3	24	$788,000 – 1,003,000

		100	59	41	7	35

Woodlake Estates (Solano County)
Paradise Valley	2003	9	0	9	0	0	$353,000 – 378,000

Brook	2001	121	29	92	6	47	$299,000 – 332,000

Falls	2001	102	40	62	5	20	$321,000 – 396,000

		232	69	163	11	67

Stonebriar (El Dorado County)
Lyon Casina	2001	123	9	114	2	14	$311,000 – 361,000

Lyon Prima	2001	137	12	125	7	5	$366,000 – 426,000

		260	21	239	9	19

Total unconsolidated joint ventures		1,257	276	981	28	121

NORTHERN CALIFORNIA REGION TOTAL		2,366	658	1,670	58	233

Project (County) Product	Year of First Delivery	Estimated Number of Homes at Completion(1)	Units Closed as of March 31, 2002	Lots Owned as of March 31, 2002	Homes Closed for the Period Ended March 31, 2002	Backlog at March 31, 2002(2)(4)	Sales Price Range (3)

SAN DIEGO

Wholly-owned:

Horsethief Canyon Ranch (Riverside County) Previously Closed Products	1989	963	963	0	0	0

Series “400”	1995	554	467	87	11	32	$208,000 – 246,000

Series “500”	1995	445	422	23	12	22	$239,000 – 257,000

		1,962	1,852	110	23	54

Sycamore Ranch (Riverside County)	1997	195	122	73	5	13	$433,000 – 560,000

Vail Ranch (San Diego County)	2000	152	151	1	0	1	$196,000 – 213,000

Hidden Trails (San Diego County)

The Groves (Village A)	2001	93	9	34	6	12	$297,000 – 318,000

The Orchards (Village B)	2002	78	0	25	0	13	$322,000 – 372,000

Vineyards (Village C)	2002	75	0	3	0	0	$376,000 – 416,000

Meadows (Village D)	2003	42	0	2	0	0	$378,000 – 428,000

		288	9	64	6	25

Rancho Dorado (San Diego County)

La Fuente	2000	56	56	0	0	0	$299,000 – 322,000

Loma Real	2000	89	75	12	6	10	$403,000 – 446,000

Los Reyes	2000	66	51	17	11	15	$445,000 – 470,000

		211	182	29	17	25

Three Sisters (San Diego County)	2003	96	0	96	0	0

Total wholly-owned		2,904	2,316	373	51	118

Unconsolidated joint ventures:

Mendocino Trails (Otay Ranch) (San Diego County)	2001	83	59	24	14	20	$260,000 – 271,000

4S Ranch (San Diego County)

Providence	2001	123	15	108	10	21	$534,000 – 574,000

Tanglewood	2002	161	0	161	0	0

Summerwood	2002	95	0	95	0	0

		379	15	364	10	21

Total unconsolidated joint ventures		462	74	388	24	41

SAN DIEGO REGION TOTAL		3,366	2,390	761	75	159

Project (County) Product	Year of First Delivery	Estimated Number of Homes at Completion (1)	Units Closed as of March 31, 2002	Lots Owned as of March 31, 2002	Homes Closed for the Period Ended March 31, 2002	Backlog at March 31, 2002 (2) (4)	Sales Price Range (3)

ARIZONA

Wholly-owned:

Sage Creek — Encanto (Maricopa County)	2000	176	169	7	6	1	$110,000 – 123,000

Sage Creek — Arcadia (Maricopa County)	2000	167	127	40	24	24	$137,000 – 160,000

Sage Creek — Solano (Maricopa County)	2000	82	70	12	11	9	$170,000 – 191,000

Mesquite Grove — Small (Maricopa County)	2001	112	6	106	4	27	$183,000 – 224,000

Mesquite Grove — Large (Maricopa County)	2001	93	7	86	5	26	$283,000 – 318,000

Power Ranch (Maricopa County)	2001	103	16	87	13	21	$175,000 – 232,000

Tramonto (Maricopa County)	2001	76	2	74	0	26	$187,000 – 248,000

Tramonto II (Maricopa County)	2001	114	0	114	0	0

Country Place (Maricopa County)	2001	115	2	36	0	6	$116,000 – 136,000

Mountaingate (Maricopa County)	2002	341	0	341	0	0

ARIZONA REGION TOTAL		1,379	399	903	63	140

Project (County) Product	Year of First Delivery	Estimated Number of Homes at Completion(1)	Units Closed as of March 31, 2002	Lots Owned as of March 31, 2002	Homes Closed for the Period Ended March 31, 2002	Backlog at March 31, 2002(2)(4)	Sales Price Range(3)

NEVADA

Wholly-owned:

Montecito Tesoro (Clark County)	2000	121	121	0	1	0	$164,000 – 181,000

Montecito Classico (Clark County)	2000	100	90	10	18	9	$192,000 – 227,000

Glenleigh Gardens at Summerlin (Clark County)	2000	96	96	0	22	0	$246,000 – 276,000

Springfield at Summerlin (Clark County)	2001	85	59	26	15	21	$208,000 – 228,000

Topaz Ridge at Summerlin (Clark County)	2002	89	0	22	0	24	$505,000 – 563,000

Stallion Mountain (Clark County)	2001	116	65	56	9	22	$156,000 – 176,000

Fairfield at Summerlin (Clark County)	2001	89	29	19	20	32	$278,000 – 304,000

Annendale (Clark County)	2001	194	4	190	0	38	$153,000 – 176,000

Santalina at Summerlin (Clark County)	2002	74	0	74	0	0	$209,000 – 234,000

Encanto at Summerlin (Clark County)	2002	79	0	79	0	0	$270,000 – 294,000

Lone Mountain & Commerce (Clark County)	2002	90	0	90	0	0	$146,000 – 160,000

NEVADA REGION TOTAL		1,133	464	566	85	146

GRAND TOTALS:

Wholly-owned		7,572	3,848	3,242	301	783

Unconsolidated joint ventures		2,566	772	1,794	104	289

		10,138	4,620	5,036	405	1,072

(1)	The estimated number of homes to be built at completion is subject to change, and there can be no assurance that the Company will build these homes.

(2)	Backlog consists of homes sold under sales contracts that have not yet closed, and there can be no assurance that closings of sold homes will occur.

(3)	Sales price range reflects base price only and excludes any lot premium, buyer incentive and buyer selected options, which vary from project to project.

(4)	Of the total homes subject to pending sales contracts as of March 31, 2002, 959 represent homes completed or under construction and 113 represent homes not yet under construction.

Net Operating Loss Carryforwards

As of December 31, 2000, the Company had substantial net operating loss carryforwards for Federal tax purposes which were utilized to reduce taxable income during the year ended December 31, 2001. As a result of the reduction in the valuation allowance associated with such utilized net operating loss carryforwards, the Company’s overall effective tax rate for the quarter ended March 31, 2001 was approximately 10.5%. At December 31, 2001, the Company had net operating loss carryforwards for Federal tax purposes of approximately $8,466,000 which expire in 2009. In addition, unused recognized built-in losses in the amount of $23,891,000 are available to offset future income and expire between 2009 and 2011. Beginning in 2002, the utilization of these losses is limited to $3,235,000 of taxable income per year; however, any unused losses in any year may be carried forward for utilization in future years through 2011. The elimination during 2002 of the remaining valuation allowances for deferred tax assets reduces the Company’s estimated overall effective tax rate for the year ending December 31, 2002 from approximately 38.3% to approximately 17.8%. The Company’s ability to utilize the foregoing tax benefits will depend upon the amount of its future taxable income and may be limited in the event of an “ownership change” under Federal tax laws and regulations.
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

Related Party Transactions

See Note 4 of the Notes to Consolidated Financial Statements for a description of the Company’s transactions with related parties.

Critical Accounting Polices

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and costs and expenses during the reported period. On an on-going basis, management evaluates its estimates and judgments, including those which impact its most critical accounting policies. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A detailed discussion of the Company’s critical accounting policies is disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. Management still believes that all of the critical accounting policies disclosed therein are the most critical.

Recently Issued Accounting Standards

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statement No. 137 and Statement No. 138 (collectively, “Statement No. 133”), which is required to be adopted for fiscal years beginning after June 15, 2000. Statement No. 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, a change in the fair value of the derivative will either be offset against the change in the fair value of the hedged asset, liability, or firm commitment through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Statement No. 133 had no impact on the Company’s results of operations or financial position for the period ended March 31, 2002.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations (“Statement No. 141”). This Statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, “Business Combinations” and Financial Accounting Standards Board Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. The Company will adopt Statement No. 141 for all business combinations initiated after June 30, 2001.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement No. 142”), effective for fiscal years beginning after December 15, 2001. Under the new rule, goodwill is no longer amortized but is subject to impairment tests in accordance with Statement No. 142. The Company performed its first required annual impairment test of goodwill as of January 1, 2002 and determined that goodwill was not impaired. As of March 31, 2002, there have been no indicators of impairment related to the Company’s goodwill.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“Statement No. 144”), effective for fiscal years beginning after December 15, 2001. Statement No. 144 supersedes Statement of Financial Accounting Standards No. 121. Statement No. 144 did not have a significant impact on the earnings or financial position of the Company upon adoption.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 for detailed disclosure about quantitative and qualitative disclosures about market risk. Quantitative and qualitative disclosures about market risk have not materially changed since December 31, 2001.

WILLIAM LYON HOMES

PART II.    OTHER INFORMATION

Items 1, 2, 3, 4, 5, and 6.

Not applicable.

WILLIAM LYON HOMES

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2002	By:	/s/ MICHAEL D. GRUBBS
MICHAEL D. GRUBBS Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: May 13, 2002	By:	/s/ W. DOUGLASS HARRIS
W. DOUGLASS HARRIS Vice President, Corporate Controller (Principal Accounting Officer)