Form 10-Q
period 2002-06-30
WILLIAM LYON HOMES
filed 2002-08-14
CIK 1095996

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

YES  ☒                    NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at June 30, 2002
Common stock, par value $.01	10,323,914

WILLIAM LYON HOMES

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements.

WILLIAM LYON HOMES

CONSOLIDATED BALANCE SHEETS
(in thousands except number of shares and par value per share)

ASSETS
	June 30, 2002	December 31, 2001
	(unaudited)
Cash and cash equivalents	$14,004	$19,751
Receivables	26,580	26,224
Real estate inventories	405,072	294,678
Investments in and advances to unconsolidated joint ventures — Note 2	47,464	66,753

Property and equipment, less accumulated depreciation of $4,884 and $4,309 at June 30, 2002 and December 31, 2001, respectively	2,434	2,171
Deferred loan costs	2,492	2,831
Goodwill — Note 1	5,896	5,896
Other assets	21,719	15,405

	$525,661	$433,709

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$28,176	$19,346
Accrued expenses	32,659	42,276
Notes payable	238,795	151,191
12 1/2% Senior Notes due July 1, 2003 — Note 3	70,279	70,279

	369,909	283,092

Stockholders’ equity — Notes 1 and 5

Common stock, par value $.01 per share; 30,000,000 shares authorized; 10,323,914 and 10,619,399 shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively	103	106
Additional paid-in capital	122,028	127,035
Retained earnings	33,621	23,476

	155,752	150,617

	$525,661	$433,709

See accompanying notes.

WILLIAM LYON HOMES

CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per common share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Operating revenue
Home sales	$126,886	$105,222	$217,035	$170,623
Lots, land and other sales	531	—	531	7,054
Management fees	2,038	1,428	3,554	3,098

	129,455	106,650	221,120	180,775

Operating costs
Cost of sales — homes	(110,027)	(87,543)	(187,121)	(142,564)
Cost of sales — lots, land and other	(678)	(290)	(869)	(4,192)
Sales and marketing	(5,207)	(4,677)	(9,905)	(8,358)
General and administrative	(7,643)	(8,119)	(15,596)	(16,902)
Amortization of goodwill — Note 1	—	(310)	—	(621)

	(123,555)	(100,939)	(213,491)	(172,637)

Equity in income of unconsolidated joint ventures — Note 2	3,603	3,493	5,508	7,298

Operating income	9,503	9,204	13,137	15,436
Interest expense, net of amounts capitalized	—	—	—	(227)
Other income, net	355	1,551	511	2,339

Income before provision for income taxes	9,858	10,755	13,648	17,548
Provision for income taxes — Note 1	(2,826)	(1,137)	(3,503)	(1,849)

Net income	$7,032	$9,618	$10,145	$15,699

Earnings per common share — Note 1
Basic	$0.68	$0.91	$0.97	$1.48

Diluted	$0.66	$0.90	$0.95	$1.47

See accompanying notes.

WILLIAM LYON HOMES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Six Months Ended June 30, 2002
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total
	Shares	Amount
Balance — December 31, 2001	10,619	$106	$127,035	$23,476	$150,617

Issuance of common stock upon exercise of stock options — Note 5	121	1	1,058	—	1,059

Purchase and retirement of common stock — Note 5	(416)	(4)	(6,065)	—	(6,069)
Net income	—	—	—	10,145	10,145

Balance — June 30, 2002	10,324	$103	$122,028	$33,621	$155,752

See accompanying notes.

WILLIAM LYON HOMES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2002	2001
Operating activities
Net income	$10,145	$15,699
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	618	1,283
Equity in income of unconsolidated joint ventures	(5,508)	(7,298)
Provision for income taxes	3,503	1,849
Net changes in operating assets and liabilities:
Receivables	5,781	5,452
Real estate inventories	(84,141)	(58,143)
Deferred loan costs	339	(2,544)
Other assets	(6,314)	8,388
Accounts payable	8,830	786
Accrued expenses	(13,120)	(9,972)

Net cash used in operating activities	(79,867)	(44,500)

Investing activities
Investments in and advances to unconsolidated joint ventures	(7,145)	(6,620)
Distributions from unconsolidated joint ventures	18,787	11,249
Mortgage notes receivable originations/issuances	(117,902)	(87,858)
Mortgage notes receivable sales/repayments	124,920	91,847
Purchases of property and equipment	(881)	(393)

Net cash provided by investing activities	17,779	8,225

Financing activities
Proceeds from borrowing on notes payable	396,170	324,693
Principal payments on notes payable	(334,819)	(271,107)
Repurchase of 12 1/2% Senior Notes	—	(45,744)
Reissuance of 12 1/2% Senior Notes	—	43,715
Common stock issued for exercised options	1,059	159
Common stock purchased and retired	(6,069)	—

Net cash provided by financing activities	56,341	51,716

Net (decrease) increase in cash and cash equivalents	(5,747)	15,441
Cash and cash equivalents — beginning of period	19,751	14,711

Cash and cash equivalents — end of period	$14,004	$30,152

Supplemental disclosures of cash flow information
Cash paid during the period for interest, net of amounts capitalized	$(1,620)	$(809)

Contribution of land to unconsolidated joint venture	$—	$1,100

Issuance of notes payable for land acquisitions	$26,253	$—

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

The interim consolidated financial statements have been prepared in accordance with the Company’s customary accounting practices. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a presentation in accordance with accounting principles generally accepted in the United States have been included. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

The amount paid for business acquisitions over the net fair value of assets acquired and liabilities assumed is reflected as goodwill and, until January 1, 2002 was being amortized on a straight-line basis over seven years. Accumulated amortization was $2,793,000 as of December 31, 2001. In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement No. 142”), effective for fiscal years beginning after December 15, 2001. Under the new rule, goodwill is no longer amortized but is subject to impairment tests in accordance with Statement No. 142. The Company performed its first required annual impairment test of goodwill as of January 1, 2002 and determined

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
(unaudited)

that goodwill was not impaired. As of June 30, 2002, there have been no indicators of impairment related to the Company’s goodwill. If Statement No. 142 had been adopted effective January 1, 2001, the pro forma impact of the nonamortization of goodwill on the results for 2001 would have been as follows (in thousands except per share data):

	Three Months Ended June 30, 2001	Six Months Ended June 30, 2001

Net income, as reported	$9,618	$15,699
Amortization of goodwill, net of tax	277	556

Net income, as adjusted	$9,895	$16,255

Net income per share, as adjusted:
Basic	$0.94	$1.54

Diluted	$0.92	$1.52

As of December 31, 2000, the Company had substantial net operating loss carryforwards for Federal tax purposes which were utilized to reduce taxable income during the year ended December 31, 2001. As a result of the reduction in the valuation allowance associated with such utilized net operating loss carryforwards, the Company’s overall effective tax rate for the three and six months ended June 30, 2001 was approximately 10.6% and 10.5%, respectively. At December 31, 2001, the Company had net operating loss carryforwards for Federal tax purposes of approximately $8,466,000 which expire in 2009. In addition, unused recognized built-in losses in the amount of $23,891,000 are available to offset future income and expire between 2009 and 2011. The utilization of these losses is limited to $3,235,000 of taxable income per year; however, any unused losses in any year may be carried forward for utilization in future years through 2011. The elimination during 2002 of the remaining valuation allowances for deferred tax assets reduces the Company’s estimated overall effective tax rate for the year ending December 31, 2002 from 38.3% to 25.7%. The Company’s ability to utilize the foregoing tax benefits will depend upon the amount of its future taxable income and may be limited in the event of an “ownership change” under Federal tax laws and regulations.

Earnings per share amounts for all periods presented conform to Financial Accounting Standards Board Statement No. 128, “Earnings Per Share.” Basic and diluted earnings per common share for the three months ended June 30, 2002 are based on 10,306,910 and 10,606,034 weighted average shares of common stock outstanding, respectively. Basic and diluted earnings per common share for the six months ended June 30, 2002 are based on 10,413,910 and 10,694,826 weighted average shares of common stock outstanding, respectively. Basic and diluted earnings per common share for the three months ended June 30, 2001 are based on 10,576,048 and 10,723,811 weighted average shares of common stock outstanding, respectively. Basic and diluted earnings per common share for the six months ended June 30, 2001 are based on 10,573,152 and 10,684,244 weighted average shares of common stock outstanding, respectively.

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities as of June 30, 2002 and December 31, 2001 and revenues and expenses for the periods presented. Accordingly, actual results could differ materially from those estimates in the near-term.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
(unaudited)

Note 2 — Investments in and Advances to Unconsolidated Joint Ventures

The Company and certain of its subsidiaries are general partners or members in joint ventures involved in the development and sale of residential projects. Such joint ventures are 50% or less owned and not controlled by the Company and, accordingly, the financial statements of such joint ventures are not consolidated with the Company’s financial statements. The Company’s investments in unconsolidated joint ventures are accounted for using the equity method. Income allocations and cash distributions to the Company from the unconsolidated joint ventures are based on predetermined formulas between the Company and the joint venture partners as specified in the applicable partnership or operating agreements. Condensed combined financial information of these joint ventures as of June 30, 2002 and December 31, 2001 and for the three and six months ended June 30, 2002 and 2001 is summarized as follows:

CONDENSED COMBINED BALANCE SHEETS
(in thousands)

	June 30, 2002	December 31, 2001
	(unaudited)
ASSETS
Cash and cash equivalents	$13,231	$9,404
Receivables	632	5,711
Real estate inventories	282,799	294,698

	$296,662	$309,813

LIABILITIES AND OWNERS’ CAPITAL
Accounts payable	$23,883	$21,931
Accrued expenses	4,247	4,288
Notes payable	74,463	72,344
Advances from William Lyon Homes	4,655	11,768

	107,248	110,331

Owners’ capital
William Lyon Homes	42,809	54,985
Others	146,605	144,497

	189,414	199,482

	$296,662	$309,813

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
(unaudited)

CONDENSED COMBINED STATEMENTS OF INCOME
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Operating revenue
Home sales	$67,353	$58,365	$117,311	$109,534
Land sale	—	—	17,079	—

	67,353	58,365	134,390	109,534
Operating costs
Cost of sales — homes	(57,005)	(47,702)	(99,981)	(89,397)
Cost of sales — land	—	—	(13,542)	—
Sales and marketing	(2,300)	(2,097)	(4,731)	(3,899)

Operating income	8,048	8,566	16,136	16,238
Other income (expense), net	17	46	(30)	116

Net income	$8,065	$8,612	$16,106	$16,354

Allocation to owners
William Lyon Homes	$3,603	$3,493	$5,508	$7,298
Others	4,462	5,119	10,598	9,056

	$8,065	$8,612	$16,106	$16,354

Certain joint ventures have obtained financing from construction lenders which amounted to $74,463,000 at June 30, 2002. All of the joint ventures that have obtained such financing are in the form of limited partnerships of which the Company is the general partner. While historically all liabilities of these partnerships have been satisfied out of the assets of such partnerships and while the Company believes that this will continue in the future, the Company, as general partner, is potentially responsible for all liabilities and indebtedness of these partnerships. In addition, the Company has provided unsecured environmental indemnities to some of the lenders who provide loans to the partnerships. The Company has also provided completion guarantees and repayment guarantees for some of the limited partnerships under their credit facilities. The repayment guarantees only become effective upon repayment of the outstanding 12 1/2% Senior Notes.

During the six months ended June 30, 2002, one of the joint ventures in which the Company is a general partner completed a land sale to the Company for $17,079,000 resulting in a profit of approximately $3,537,000, all of which was allocated to the Company’s outside partner as preferred return in accordance with the joint venture agreement.

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
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

CONSOLIDATING BALANCE SHEET

June 30, 2002
(in thousands)

	Unconsolidated
	Delaware Lyon	William Lyon Homes, Inc.	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
ASSETS

Cash and cash equivalents	$—	$11,826	$2,178	$—	$14,004
Receivables	—	7,500	19,080	—	26,580
Real estate inventories	—	396,834	8,238	—	405,072

Investments in and advances to unconsolidated joint ventures	—	14,718	32,746	—	47,464
Property and equipment, net	—	2,246	188	—	2,434
Deferred loan costs	1,289	1,203	—	—	2,492
Goodwill	—	5,896	—	—	5,896
Other assets	—	21,660	59	—	21,719
Investments in subsidiaries	153,406	51,546	—	(204,952)	—
Intercompany receivables	79,308	7,972	—	(87,280)	—

	$234,003	$521,401	$62,489	$(292,232)	$525,661

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$—	$27,974	$202	$—	$28,176
Accrued expenses	—	30,666	1,993	—	32,659
Notes payable	—	233,804	4,991	—	238,795
12 1/2% Senior Notes	70,279	—	—	—	70,279
Intercompany payables	7,972	79,308	—	(87,280)	—

Total liabilities	78,251	371,752	7,186	(87,280)	369,909
Stockholders’ equity	155,752	149,649	55,303	(204,952)	155,752

	$234,003	$521,401	$62,489	$(292,232)	$525,661

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
(unaudited)

CONSOLIDATING STATEMENT OF INCOME

Three Months Ended June 30, 2002
(in thousands)

	Unconsolidated
	Delaware Lyon	William Lyon Homes, Inc.	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$113,788	$13,629	$—	$127,417
Management fees	—	1,353	685	—	2,038

	—	115,141	14,314	—	129,455

Operating costs
Cost of sales	—	(98,932)	(11,773)	—	(110,705)
Sales and marketing	—	(4,421)	(786)	—	(5,207)
General and administrative	—	(7,589)	(54)	—	(7,643)

	—	(110,942)	(12,613)	—	(123,555)

Equity in income of unconsolidated joint ventures	—	1,485	2,118	—	3,603

Income from subsidiaries	7,032	3,851	—	(10,883)	—

Operating income	7,032	9,535	3,819	(10,883)	9,503
Other (expense) income, net	—	(658)	1,013	—	355

Income before provision for income taxes	7,032	8,877	4,832	(10,883)	9,858
Provision for income taxes	—	(2,826)	—	—	(2,826)

Net income	$7,032	$6,051	$4,832	$(10,883)	$7,032

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
(unaudited)

CONSOLIDATING STATEMENT OF INCOME

Three Months Ended June 30, 2001
(in thousands)

	Unconsolidated
	Delaware Lyon	William Lyon Homes, Inc.	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$94,490	$10,732	$—	$105,222
Management fees	—	868	560	—	1,428

	—	95,358	11,292	—	106,650

Operating costs
Cost of sales	—	(78,131)	(9,702)	—	(87,833)
Sales and marketing	—	(4,108)	(569)	—	(4,677)
General and administrative	—	(8,047)	(72)	—	(8,119)
Amortization of goodwill	—	(310)	—	—	(310)

	—	(90,596)	(10,343)	—	(100,939)

Equity in income of unconsolidated joint ventures	—	1,434	2,059	—	3,493

Income from subsidiaries	9,618	3,392	—	(13,010)	—

Operating income	9,618	9,588	3,008	(13,010)	9,204
Other income (expense), net	—	474	1,077	—	1,551

Income before provision for income taxes	9,618	10,062	4,085	(13,010)	10,755
Provision for income taxes	—	(1,137)	—	—	(1,137)

Net income	$9,618	$8,925	$4,085	$(13,010)	$9,618

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
(unaudited)

CONSOLIDATING STATEMENT OF INCOME

Six Months Ended June 30, 2002
(in thousands)

	Unconsolidated
	Delaware Lyon	William Lyon Homes, Inc.	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$192,035	$25,531	$—	$217,566
Management fees	—	2,418	1,136	—	3,554

	—	194,453	26,667	—	221,120

Operating costs
Cost of sales	—	(165,513)	(22,477)	—	(187,990)
Sales and marketing	—	(8,408)	(1,497)	—	(9,905)
General and administrative	—	(15,443)	(153)	—	(15,596)

	—	(189,364)	(24,127)	—	(213,491)

Equity in income of unconsolidated joint ventures	—	2,205	3,303	—	5,508

Income from subsidiaries	10,145	5,903	—	(16,048)	—

Operating income	10,145	13,197	5,843	(16,048)	13,137
Other (expense) income, net	—	(980)	1,491	—	511

Income before provision for income taxes	10,145	12,217	7,334	(16,048)	13,648
Provision for income taxes	—	(3,503)	—	—	(3,503)

Net income	$10,145	$8,714	$7,334	$(16,048)	$10,145

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
(unaudited)

CONSOLIDATING STATEMENT OF INCOME

Six Months Ended June 30, 2001
(in thousands)

	Unconsolidated
	Delaware Lyon	William Lyon Homes, Inc.	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$159,016	$18,661	$—	$177,677
Management fees	—	1,556	1,542	—	3,098

	—	160,572	20,203	—	180,775

Operating costs
Cost of sales	—	(129,834)	(16,922)	—	(146,756)
Sales and marketing	—	(7,369)	(989)	—	(8,358)
General and administrative	—	(16,763)	(139)	—	(16,902)
Amortization of goodwill	—	(621)	—	—	(621)

	—	(154,587)	(18,050)	—	(172,637)

Equity in income of unconsolidated joint ventures	—	1,941	5,357	—	7,298

Income from subsidiaries	15,699	8,202	—	(23,901)	—

Operating income	15,699	16,128	7,510	(23,901)	15,436
Interest expense, net of amounts capitalized	—	(227)	—	—	(227)
Other income (expense), net	—	893	1,446	—	2,339

Income before provision for income taxes	15,699	16,794	8,956	(23,901)	17,548
Provision for income taxes	—	(1,849)	—	—	(1,849)

Net income	$15,699	$14,945	$8,956	$(23,901)	$15,699

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
(unaudited)

CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2002
(in thousands)

	Unconsolidated
	Delaware Lyon	William Lyon Homes, Inc.	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating activities
Net income	$10,145	$8,714	$7,334	$(16,048)	$10,145
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	561	57	—	618
Equity in income of unconsolidated joint ventures	—	(2,205)	(3,303)	—	(5,508)
Equity in earnings of subsidiaries	(10,145)	(5,903)	—	16,048	—
Provision for income taxes	—	3,503	—	—	3,503
Net changes in operating assets and liabilities:
Receivables	—	2,250	3,531	—	5,781
Intercompany receivables/payables	(704)	704	—	—	—
Real estate inventories	—	(83,306)	(835)	—	(84,141)
Deferred loan costs	704	(365)	—	—	339
Other assets	—	(6,312)	(2)	—	(6,314)
Accounts payable	—	8,860	(30)	—	8,830
Accrued expenses	—	(12,577)	(543)	—	(13,120)

Net cash (used in) provided by operating activities	—	(86,076)	6,209	—	(79,867)

Investing activities
Net change in investment in unconsolidated joint ventures	—	12,846	(1,204)	—	11,642
Payments on (issuance of) notes receivable, net	—	(14)	7,032	—	7,018
Purchases of property and equipment	—	(863)	(18)	—	(881)
Investment in subsidiaries	—	3,531	—	(3,531)	—
Advances to affiliates	5,010	—	—	(5,010)	—

Net cash provided by investing activities	5,010	15,500	5,810	(8,541)	17,779

Financing activities
Proceeds from borrowings on notes payable	—	278,282	117,888	—	396,170
Principal payments on notes payable	—	(209,899)	(124,920)	—	(334,819)
Distributions to/contributions from shareholders	—	(2,547)	(5,290)	7,837	—
Common stock issued for exercised options	1,059	—	—	—	1,059
Common stock purchased and retired	(6,069)	—	—	—	(6,069)
Advances to affiliates	—	(704)	—	704	—

Net cash (used in) provided by financing activities	(5,010)	65,132	(12,322)	8,541	56,341

Net decrease in cash and cash equivalents	—	(5,444)	(303)	—	(5,747)
Cash and cash equivalents at beginning of period	—	17,270	2,481	—	19,751

Cash and cash equivalents at end of period	$—	$11,826	$2,178	$—	$14,004

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
(unaudited)

CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2001
(in thousands)

	Unconsolidated
	Delaware Lyon	William Lyon Homes, Inc.	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating activities
Net income	$15,699	$14,945	$8,956	$(23,901)	$15,699
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	1,224	59	—	1,283
Equity in income of unconsolidated joint ventures	—	(1,941)	(5,357)	—	(7,298)
Equity in earnings of subsidiaries	(15,699)	(8,202)	—	23,901	—
Provision for income taxes	—	1,849	—	—	1,849
Net changes in operating assets and liabilities:
Receivables	—	2,013	3,439	—	5,452
Intercompany receivables/payables	2,471	(2,471)	—	—	—
Real estate inventories	—	(58,538)	395	—	(58,143)
Deferred loan costs	(2,471)	(73)	—	—	(2,544)
Other assets	—	8,395	(7)	—	8,388
Accounts payable	—	658	128	—	786
Accrued expenses	—	(9,144)	(828)	—	(9,972)

Net cash (used in) provided by operating activities	—	(51,285)	6,785	—	(44,500)

Investing activities
Net change in investment in unconsolidated joint ventures	—	(684)	5,313	—	4,629
Payments on (issuance of) notes receivable, net	—	—	3,989	—	3,989
Purchases of property and equipment	—	(368)	(25)	—	(393)
Investment in subsidiaries	—	11,879	—	(11,879)	—
Advances from affiliates	1,870	—	—	(1,870)	—

Net cash provided by investing activities	1,870	10,827	9,277	(13,749)	8,225

Financing activities
Proceeds from borrowings on notes payable	—	236,836	87,857	—	324,693
Principal payments on notes payable	—	(179,260)	(91,847)	—	(271,107)
Repurchase of 12 1/2% Senior Notes	(45,744)	—	—	—	(45,744)
Reissuance of 12 1/2% Senior Notes	43,715	—	—	—	43,715
Distributions to/contributions from shareholders	—	564	(12,039)	11,475	—
Common stock issued for exercised options	159	—	—	—	159
Advances to affiliates	—	(2,274)	—	2,274	—

Net cash (used in) provided by financing activities	(1,870)	55,866	(16,029)	13,749	51,716

Net increase in cash and cash equivalents	—	15,408	33	—	15,441
Cash and cash equivalents at beginning of period	—	12,746	1,965	—	14,711

Cash and cash equivalents at end of period	$—	$28,154	$1,998	$—	$30,152

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
(unaudited)

Note 4 — Related Party Transactions

On October 26, 2000, the Company’s Board of Directors (with Messrs. William Lyon and William H. Lyon abstaining) approved the purchase of 579 lots for a total purchase price of $12,581,000 from an entity controlled by William Lyon and William H. Lyon. The terms of the purchase agreement provided for an initial option payment of $1,000,000 and a rolling option takedown of the lots. Phase takedowns of approximately 20 lots each are anticipated to occur at two to three month intervals for each of several product types through September 2004. In addition, one-half of the net profits, as defined, in excess of six percent from the development are to be paid to the seller, of which $459,000 has been paid to date. During the three months and six months ended June 30, 2002, the Company purchased 13 lots under this agreement for a total purchase price of $211,000. During the three and six months ended June 30, 2001, the Company purchased 64 and 104 lots, respectively, under this agreement for a total purchase price of $1,374,000 and $1,975,000, respectively. This land acquisition qualifies as an affiliate transaction under the Company’s 12 1/2% Senior Notes due July 1, 2003 Indenture dated as of June 29, 1994, as amended (“Indenture”). Pursuant to the terms of the Indenture, the Company has determined that the land acquisition is on terms that are no less favorable to the Company than those that would have been obtained in a comparable transaction by the Company with an unrelated person. The Company has delivered to the Trustee under the Indenture a resolution of the Board of Directors of the Company set forth in an Officers’ Certificate certifying that the land acquisition is on terms that are no less favorable to the Company than those that would have been obtained in a comparable transaction by the Company with an unrelated person and the land acquisition has been approved by a majority of the disinterested members of the Board of Directors of the Company. Further, the Company has delivered to the Trustee under the Indenture a determination of value by a real estate appraisal firm which is of regional standing in the region in which the subject property is located and is MAI certified.

On July 9, 2002, the Company’s Board of Directors (with Messrs. William Lyon and William H. Lyon abstaining) approved the purchase of 144 lots for a total purchase price of $16,660,000 from an entity that purchased the lots from William Lyon. The terms of the purchase agreement provide for an initial deposit of $3,300,000 (paid on July 23, 2002) and monthly option payments of 11.5% on the seller’s outstanding investment. Such option payments entitle the Company to phase takedowns of approximately 14 lots each, which are anticipated to occur at one to two month intervals through December 2003. As of July 23, 2002, no lots have been purchased under this agreement. Had the Company purchased the property directly, the acquisition would qualify as an affiliate transaction under the Company’s 12½% Senior Notes due July 1, 2003 Indenture dated as of June 29, 1994, as amended (“Indenture”). Even though the Company’s agreement is not with William Lyon, the Company has chosen to treat it as an affiliate transaction. Pursuant to the terms of the Indenture, the Company has determined that the land acquisition is on terms that are no less favorable to the Company than those that would have been obtained in a comparable transaction by the Company with an unrelated person. The Company has delivered to the Trustee under the Indenture a resolution of the Board of Directors of the Company set forth in an Officers’ Certificate certifying that the land acquisition is on terms that are no less favorable to the Company than those that would have been obtained in a comparable transaction by the Company with an unrelated person and the land acquisition has been approved by a majority of the disinterested members of the Board of Directors of the Company. Further, the Company has delivered to the Trustee under the Indenture a determination of value by a real estate appraisal firm which is of regional standing in the region in which the subject property is located and is MAI certified.

The Company purchased land for a total purchase price of $17,079,000 during the six months ended June 30, 2002 from one of its unconsolidated joint ventures.

For the three months ended June 30, 2002 and 2001, the Company incurred reimbursable on-site labor costs of $36,000 and $47,000, respectively, for providing customer service to real estate projects developed by entities

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
(unaudited)

controlled by William Lyon and William H. Lyon. For the six months ended June 30, 2002 and 2001, the Company incurred reimbursable on-site labor costs of $77,000 and $93,000, respectively, for providing customer service to real estate projects developed by entities controlled by William Lyon and William H. Lyon, of which $22,000 was due to the Company at June 30, 2002.

For the three months ended June 30, 2002 and 2001, the Company incurred charges of $183,000 related to rent on its corporate office, from a trust of which William H. Lyon is the sole beneficiary. For the six months ended June 30, 2002 and 2001, the Company incurred charges of $365,000 related to rent on its corporate office, from a trust of which William H. Lyon is the sole beneficiary.

During the three months ended June 30, 2002, the Company incurred charges of $67,000 related to the charter and use of aircraft owned by an affiliate of William Lyon. During the six months ended June 30, 2002 and 2001, the Company incurred charges of $108,000 and $62,000, respectively, related to the charter and use of aircraft owned by an affiliate of William Lyon.

In June 2001, General William Lyon, Chairman and Chief Executive Officer of the Company, and a trust for which his son William H. Lyon is a beneficiary, purchased at par $30,000,000 of the 12 1/2% Senior Notes. William H. Lyon is also an employee and a Director of the Company. Effective in July 2001, William H. McFarland, another member of the Company’s Board of Directors, purchased at par $1,000,000 of the 12 1/2% Senior Notes. In parity with holders consenting during the consent solicitation, these Directors received a consent fee of 4% of the principal balance and consented to the amendments effected by the Company’s consent solicitation statement dated February 28, 2001.

Note 5 — Stockholders’ Equity

On September 20, 2001 the Company announced that the Company’s Board of Directors had authorized a program to repurchase up to 20% of the Company’s outstanding common shares. Under the plan, the stock will be purchased in the open market or privately negotiated transactions from time to time in compliance with Securities and Exchange Commission Rule 10b-18, subject to market conditions, applicable legal requirements and other factors. The timing and amounts of any purchases will be as determined by the Company’s management from time to time or may be suspended at any time or from time to time without prior notice, depending on market conditions and other factors they deem relevant. The repurchased shares may be held as treasury stock and used for general corporate purposes or cancelled. As of June 30, 2002, 416,400 shares had been purchased and cancelled under this program in the amount of $6,069,000.

During the three months ended June 30, 2002, certain officers and directors exercised options to purchase 59,465 shares of the Company’s common stock at a price of $8.6875 per share in accordance with the William Lyon Homes 2000 Stock Incentive Plan and 5,332 shares of the Company’s common stock at a price of $14.375 per share in accordance with the Company’s 1991 Stock Option Plan, as amended.

During the six months ended June 30, 2002, certain officers and directors exercised options to purchase 95,671 shares of the Company’s common stock at a price of $8.6875 per share in accordance with the William Lyon Homes 2000 Stock Incentive Plan, 3,334 shares of the Company’s common stock at a price of $13.00 per share in accordance with the William Lyon Homes 2000 Stock Incentive Plan, 13,912 shares of the Company’s common stock at a price of $5.00 per share in accordance with the Company’s 1991 Stock Option Plan, as amended, and 7,998 shares of the Company’s common stock at a price of $14.375 per share in accordance with the Company’s 1991 Stock Option Plan, as amended.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
(unaudited)

During the three and six months ended June 30, 2001, certain officers and directors exercised options to purchase 18,337 shares of the Company’s common stock at a price of $8.6875 per share in accordance with the William Lyon Homes 2000 Stock Incentive Plan.

Note 6—Commitments and Contingencies

The Company enters into purchase agreements with various land sellers. In some instances, and as a method of acquiring land in staged takedowns, minimizing the use of funds from the Company’s revolving credit facilities and other corporate financing sources and limiting the Company’s risk, the Company transfers its right in such purchase agreements to entities owned by third parties (land banking arrangements). These entities use equity contributions and/or incur debt to finance the acquisition and development of the lots. The entities grant the Company an option to acquire lots in staged takedowns. In consideration for this option, the Company makes a non-refundable deposit, typically less than 20% of the total purchase price. Additionally, the Company may be subject to other penalties if lots are not acquired. The Company is under no obligation to purchase the balance of the lots, but would forfeit remaining deposits and be subject to penalties if the lots were not purchased. The Company does not have legal title to these entities or their assets and has not guaranteed their liabilities. The financial statements of these entities are not consolidated with the Company’s consolidated financial statements. These land banking arrangements help the Company manage the financial and market risk associated with land holdings. The use of these land banking arrangements is dependent on, among other things, the availability of capital to the option provider, general housing market conditions and geographic preferences. Summary information with respect to the Company’s land banking arrangements is as follows:

As of June 30, 2002
(unaudited)
(dollars in thousands)
Total number of land banking projects	4

Total number of lots	428

Total purchase price	$48,300

Balance of lots still under option and not purchased:
Number of lots	306

Purchase price	$42,300

Forfeited deposits and penalties if lots were not purchased	$10,713

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

WILLIAM LYON HOMES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following discussion of results of operations and financial condition should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1, as well as the information presented in the Annual Report on Form 10-K for the year ended December 31, 2001. As used herein, “on a combined basis” means the total of operations in wholly-owned projects and in unconsolidated joint ventures.

Results of Operations

Overview and Recent Results

Selected financial and operating information for the Company and its unconsolidated joint ventures as of and for the periods presented is as follows:

	Three Months Ended June 30,
	2002			2001
	Company Wholly-owned	Unconsolidated Joint Ventures	Combined Total	Company Wholly-owned	Unconsolidated Joint Ventures	Combined Total
Selected Financial Information (dollars in thousands)
Homes closed	412	150	562	465	136	601

Home sales revenue	$126,886	$67,353	$194,239	$105,222	$58,365	$163,587
Cost of sales	(110,027)	(57,005)	(167,032)	(87,543)	(47,702)	(135,245)

Gross margin	$16,859	$10,348	$27,207	$17,679	$10,663	$28,342

Gross margin percentage	13.3%	15.4%	14.0%	16.8%	18.3%	17.3%

Number of homes closed
California	239	150	389	256	136	392
Arizona	63	—	63	74	—	74
Nevada	110	—	110	135	—	135

Total	412	150	562	465	136	601

Average sales price
California	$362,100	$449,000	$395,600	$257,800	$429,200	$317,200
Arizona	216,300	—	216,300	145,000	—	145,000
Nevada	242,900	—	242,900	211,100	—	211,100

Total	$308,000	$449,000	$345,600	$226,300	$429,200	$272,200

Number of net new home orders
California	326	290	616	305	193	498
Arizona	74	—	74	101	—	101
Nevada	78	—	78	168	—	168

Total	478	290	768	574	193	767

Average number of sales locations during period
California	15	11	26	15	12	27
Arizona	6	—	6	5	—	5
Nevada	4	—	4	7	—	7

Total	25	11	36	27	12	39

	As of June 30,
	2002			2001
	Company Wholly-owned	Unconsolidated Joint Ventures	Combined Total	Company Wholly-owned	Unconsolidated Joint Ventures	Combined Total
Backlog of homes sold but not closed at end of period
California	584	429	1,013	414	314	728
Arizona	151	—	151	140	—	140
Nevada	114	—	114	206	—	206

Total	849	429	1,278	760	314	1,074

Dollar amount of homes sold but not closed at end of period (dollars in thousands)
California	$226,033	$194,578	$420,611	$119,542	$147,676	$267,218
Arizona	32,423	—	32,423	20,408	—	20,408
Nevada	39,907	—	39,907	42,510	—	42,510

Total	$298,363	$194,578	$492,941	$182,460	$147,676	$330,136

Lots controlled at end of period
Owned lots
California	1,855	1,644	3,499	1,624	1,944	3,568
Arizona	852	—	852	558	171	729
Nevada	1,269	—	1,269	323	—	323

Total	3,976	1,644	5,620	2,505	2,115	4,620

Optioned lots(1)
California			2,201			1,675
Arizona			4,337			576
Nevada			66			527

Total			6,604			2,778

Total lots controlled
California			5,700			5,243
Arizona			5,189			1,305
Nevada			1,335			850

Total			12,224			7,398

(1)	Optioned lots may be purchased by the Company as wholly-owned projects or may be purchased by newly formed unconsolidated joint ventures.

	Six Months Ended June 30,
	2002			2001
	Company Wholly-owned	Unconsolidated Joint Ventures	Combined Total	Company Wholly-owned	Unconsolidated Joint Ventures	Combined Total
Selected Financial Information (dollars in thousands)
Homes closed	713	254	967	751	250	1,001

Home sales revenue	$217,035	$117,311	$334,346	$170,623	$109,534	$280,157
Cost of sales	(187,121)	(99,981)	(287,102)	(142,564)	(89,397)	(231,961)

Gross margin	$29,914	$17,330	$47,244	$28,059	$20,137	$48,196

Gross margin percentage	13.8%	14.8%	14.1%	16.4%	18.4%	17.2%

Number of homes closed
California	392	254	646	409	250	659
Arizona	126	—	126	125	—	125
Nevada	195	—	195	217	—	217

Total	713	254	967	751	250	1,001

Average sales price
California	$365,200	$461,900	$403,200	$260,400	$438,100	$327,800
Arizona	202,600	—	202,600	145,000	—	145,000
Nevada	247,900	—	247,900	212,000	—	212,000

Total	$304,400	$461,900	$345,800	$227,200	$438,100	$279,900

Number of net new home orders
California	777	586	1,363	617	380	997
Arizona	159	—	159	185	—	185
Nevada	181	—	181	326	—	326

Total	1,117	586	1,703	1,128	380	1,508

Average number of sales locations during period
California	16	12	28	15	11	26
Arizona	7	—	7	5	—	5
Nevada	5	—	5	7	—	7

Total	28	12	40	27	11	38

On a combined basis, the number of net new home orders for the six months ended June 30, 2002 increased 13% to 1,703 homes from 1,508 homes for the six months ended June 30, 2001. The number of homes closed on a combined basis for the six months ended June 30, 2002 decreased 3% to 967 homes from 1,001 homes for the six months ended June 30, 2001. On a combined basis, the backlog of homes sold but not closed as of June 30, 2002 was 1,278, up 19% from 1,074 homes a year earlier, and up 19% from 1,072 homes at March 31, 2002.

Homes in backlog are generally closed within three to six months. The dollar amount of backlog of homes sold but not closed on a combined basis as of June 30, 2002 was $492.9 million, up 49% from $330.1 million as of June 30, 2001 and up 25% from $394.4 million as of March 31, 2002. The cancellation rate of buyers who contracted to buy a home but did not close escrow at the Company’s projects was approximately 24% during 2001 and 15% during the six months ended June 30, 2002. Our inventory of completed and unsold homes was 18 homes as of June 30, 2002.

The Company believes that the increase in the number of net new home orders and the decrease in the cancellation rate during the first six months of 2002, as described above, are indications of an improving economy in 2002 after the economic slow-down in the latter half of 2001 which had become more uncertain following the unprecedented and tragic events of September 11, 2001. In addition, in most of the markets in which the Company operates, the demand for housing exceeds the current supply of housing.

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

Comparison of Three Months Ended June 30, 2002 to Three Months Ended June 30, 2001

Operating revenue for the three months ended June 30, 2002 was $129.5 million, an increase of $22.8 million, or 22%, from operating revenue of $106.7 million for the three months ended June 30, 2001. Revenue from sales of homes increased $21.7 million, or 21%, to $126.9 million in the 2002 period from $105.2 million in the 2001 period. This increase was primarily due to an increase in the average sales price of wholly-owned homes due to product mix to $308,000 in the 2002 period from $226,300 in the 2001 period, offset by a decrease in the number of wholly-owned homes closed to 412 in the 2002 period from 465 in the 2001 period. Management fee income increased by $0.6 million to $2.0 million in the 2002 period from $1.4 million in the 2001 period primarily due to an increase in the number of unconsolidated joint venture units closed to 150 in the 2002 period from 136 in the 2001 period and to an increase in the average sales prices for homes closed in the unconsolidated joint ventures to $449,000 in the 2002 period from $429,200 in the 2001 period.

Total operating income increased from $9.2 million in the 2001 period to $9.5 million in the 2002 period. The excess of revenue from sales of homes over the related cost of sales (gross margin) decreased by $0.8 million to $16.9 million in the 2002 period from $17.7 million in the 2001 period primarily due to (i) a decrease in the number of wholly-owned homes closed to 412 homes in the 2002 period from 465 homes in the 2001 period, primarily as the result of a reduction in the average number of sales locations to 36 locations in the 2002 period from 39 locations in the 2001 period, and (ii) a decline in gross margin percentages of 3.5% to 13.3% in the 2002 period from 16.8% in the 2001 period, offset by an increase in the average sales prices of wholly-owned homes due to product mix to $308,000 in the 2002 period from $226,300 in the 2001 period. The decline in the period-over-period gross margin percentage reflects the impact of slower economic conditions experienced during the latter half of 2001. Sales and marketing expenses increased by $0.5 million to $5.2 million in the 2002 period from $4.7 million in the 2001 period primarily due to marketing fees paid to developers of master-planned communities. General and administrative expenses decreased by $0.5 million to $7.6 million in the 2002 period from $8.1 million in the 2001 period, primarily as a result of a decrease in accrued bonuses related to lower earnings. Equity in income of unconsolidated joint ventures amounting to $3.6 million was recognized in the 2002 period, up from $3.5 million in the comparable period for 2001, primarily as a result of an increase in the number of homes closed to 150 in the 2002 period from 136 in the 2001 period, offset by a decline in the gross margin percentages of 2.9% to 15.4% in the 2002 period from 18.3% in the 2001 period. The decline in period-over-period gross margin percentage reflects the impact of slower economic conditions experienced during the latter half of 2001.

Total interest incurred decreased $0.2 million, or 3%, from $5.8 million in the 2001 period to $5.6 million in the 2002 period primarily as a result of decreases in interest rates offset by an increase in the average principal balance of notes payable in the 2002 period compared to the 2001 period. All interest incurred was capitalized in the 2002 and 2001 periods.

Other income, net decreased to $0.4 million in the 2002 period from $1.6 million in the 2001 period primarily as a result of initial start-up losses realized by a golf course operation offset by increases in mortgage company operations.

As of December 31, 2000, the Company had substantial net operating loss carryforwards for federal tax purposes which were utilized to reduce taxable income during the year ended December 31, 2001. As a result of the reduction in the valuation allowance associated with such utilized net operating loss carryforwards, the Company’s overall effective tax rate for the three months ended June 30, 2001 was approximately 10.6%. At December 31, 2001, the Company had net operating loss carryforwards for federal tax purposes of approximately $8.5 million, which expire in 2009. In addition, unused recognized built-in losses in the amount of $23.9 million are available to offset future income and expire between 2009 and 2011. The utilization of these losses is limited to $3.2 million of taxable income per year; however, any unused losses in any year may be carried forward for utilization in future years through 2011. The elimination during 2002 of the remaining valuation allowances for deferred tax assets reduces the Company’s estimated overall effective tax rate for the year ending December 31, 2002 from 38.3% to 25.7%. The Company’s ability to utilize the foregoing tax benefits will depend upon the amount of the Company’s future taxable income and may be limited in the event of an “ownership change” under federal tax laws and regulations.

As a result of the foregoing factors, the Company’s net income decreased from $9.6 million in the 2001 period to $7.0 million in the 2002 period.

Comparison of Six Months Ended June 30, 2002 to Six Months Ended June 30, 2001

Operating revenue for the six months ended June 30, 2002 was $221.1 million, an increase of $40.3 million, or 22%, from operating revenue of $180.8 million for the six months ended June 30, 2001. Revenue from sales of homes increased $46.4 million, or 27%, to $217.0 million in the 2002 period from $170.6 million in the 2001 period. This increase was primarily due to an increase in the average sales prices of wholly-owned homes due to product mix to $304,400 in the 2002 period from $227,200 in the 2001 period offset by a decrease in the number of wholly-owned homes closed to 713 in the 2002 period from 751 in the 2001 period. Management fee income increased by $0.5 million to $3.6 million in the 2002 period from $3.1 million in the 2001 period primarily due to an increase in the average sales prices for homes closed in the unconsolidated joint ventures to $461,900 in the 2002 period from $438,100 in the 2001 period.

Total operating income decreased from $15.4 million in the 2001 period to $13.1 million in the 2002 period. The excess of revenue from sales of homes over the related cost of sales (gross margin) increased by $1.8 million to $29.9 million in the 2002 period from $28.1 million in the 2001 period primarily due to an increase in the average sales prices of wholly-owned homes due to product mix to $304,400 in the 2002 period from $227,200 in the 2001 period, offset by a decline in gross margin percentages of 2.6% to 13.8% in the 2002 period from 16.4% in the 2001 period, and a decrease in the number of wholly-owned homes closed to 713 homes in the 2002 period from 751 homes in the 2001 period. The decline in the period-over-period gross margin percentage reflects the impact of slower economic conditions experienced during the latter half of 2001. The Company recognized $7.1 million in operating revenues from lots, land and other sales (primarily two commercial land sales) in the 2001 period compared to $0.5 million in the 2002 period. The cost of sales related to such revenues decreased from $4.2 million in the 2001 period to $0.9 million in the 2002 period. Sales and marketing expenses increased by $1.5 million to $9.9 million in the 2002 period from $8.4 million in the 2001 period primarily due to marketing fees paid to developers of master-planned communities. General and administrative expenses decreased by $1.3 million to $15.6 million in the 2002 period from $16.9 million in the 2001 period, primarily as a result of a decrease in accrued bonuses related to lower earnings. Equity in income of unconsolidated joint ventures amounting to $5.5 million was recognized in the 2002 period, down from $7.3 million in the comparable period for 2001, primarily as a result of a decline in gross margin percentages of 3.6% to 14.8% in the 2002 period from 18.4% in the 2001 period. The decline in period-over-period gross margin percentage reflects the impact of slower economic conditions experienced during the latter half of 2001. During the six months ended June 30, 2002, one of the joint ventures in which the Company is a member completed a land sale to the Company for $17.1 million resulting in a profit of approximately $3.5 million, all of which was allocated to the Company's outside partner as preferred return in accordance with the joint venture agreement.

Total interest incurred was $11.2 million in both periods. All interest incurred was capitalized in the 2002 period while $0.2 million of interest incurred was expensed in the 2001 period.

Other income, net decreased to $0.5 million in the 2002 period from $2.3 million in the 2001 period primarily as a result of initial start-up losses realized by a golf course operation offset by increases in mortgage company operations.

As discussed above, the Company had substantial net operating loss carryforwards for federal tax purposes which were utilized to reduce taxable income during the year ended December 31, 2001. As a result of the reduction in the valuation allowance associated with such utilized net operating loss carryforwards, the Company’s overall effective tax rate for the six months ended June 30, 2001 was approximately 10.5%.

As a result of the foregoing factors, the Company's net income decreased from $15.7 million in the 2001 period to $10.1 million in the 2002 period.

Financial Condition and Liquidity

The Company provides for its ongoing cash requirements principally from internally generated funds from the sales of real estate, outside borrowings and by forming new joint ventures with venture partners that provide a substantial portion of the capital required for certain projects. The Company currently has outstanding 12 1/2% Senior Notes (the “Senior Notes”) and maintains the following major credit facilities: secured revolving credit facilities (“Revolving Credit Facilities”) and an unsecured revolving line of credit with a commercial bank (“Unsecured Revolving Line”). The Company also finances certain projects and land acquisitions with construction loans secured by real estate inventories, seller provided financing and land banking transactions.

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

Senior Notes

As of June 30, 2002, the outstanding balance under the Company’s Senior Notes was $70.3 million. On May 1, 2001, the Company completed a consent solicitation with respect to the Senior Notes and received consents from holders of $39.3 million of the then outstanding notes to extend the maturity date from July 1,

2001 to July 1, 2003 and to make certain amendments to the note covenants. Although the Company initially intended to accept consents from no more than 50% of holders, the Company elected to accept additional consents, as contemplated by the consent solicitation documents. The consenting holders received a consent fee of 4% of the principal balance. Subsequently, during May and June 2001, the Company also repurchased $31.4 million of the Senior Notes from non-consenting holders.

In June 2001, General William Lyon, the Company’s Chairman and Chief Executive Officer, and a trust for which his son William H. Lyon is a beneficiary, purchased from the Company at par $30.0 million of the Senior Notes. William H. Lyon is one of the Company’s directors and an employee. Effective in July 2001, William H. McFarland, another member of the Company’s board of directors, purchased from the Company at par $1.0 million of the Senior Notes. In parity with holders consenting during the consent solicitation, these directors received a consent fee of 4% of the principal balance and consented to the amendments effected by the Company’s consent solicitation statement dated February 28, 2001.

In July 2001, the Company repaid all of the remaining Senior Notes which matured on July 1, 2001 amounting to $5.9 million.

The Senior Notes due July 1, 2003 are obligations of William Lyon Homes, a Delaware corporation (“Delaware Lyon”), and are unconditionally guaranteed on a senior basis by William Lyon Homes, Inc., a California corporation and a wholly owned subsidiary of Delaware Lyon. However, William Lyon Homes, Inc. has granted liens on substantially all of its assets as security for its obligations under the Revolving Credit Facilities and other loans. Because the William Lyon Homes, Inc. guarantee is not secured, holders of the Senior Notes are effectively junior to borrowings under the Revolving Credit Facilities with respect to such assets. Interest on the Senior Notes is payable on January 1 and July 1 of each year.

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

The Indenture governing the Senior Notes restricts Delaware Lyon and certain of its subsidiaries with respect to, among other things: (i) the payment of dividends on and redemptions of capital stock, (ii) the incurrence of indebtedness or the issuance of preferred stock, (iii) the creation of certain liens, (iv) consolidations or mergers or transfers of all or substantially all of its assets and (v) transactions with affiliates. These restrictions are subject to a number of important qualifications and exceptions.

As of June 30, 2002, the outstanding Senior Notes with a face value of $70.3 million were valued at approximately the face value, in the opinion of the Company’s management.

Revolving Credit Facilities

As of June 30, 2002, the Company has three revolving credit facilities which have an aggregate maximum loan commitment of $215.0 million and mature at various dates. A $100.0 million revolving line of credit matures in September 2006, a $75.0 million bank revolving line of credit matures in June 2003 and a $40.0 million bank revolving line of credit initially “matures” in September 2002, after which the amounts available for borrowing begin to reduce. Each facility is secured by first deeds of trust on real estate for the specific projects funded by each respective facility and pledges of net sale proceeds and related property. Borrowings under the facilities are limited by the availability of sufficient real estate collateral, which is determined constantly throughout the facility period. The composition of the collateral borrowing base is limited to certain parameters in the facility agreement and is based upon the lesser of the direct costs of the real estate collateral (such as land, lots under development, developed lots or homes) or a percentage of the appraised value of the collateral, which varies depending upon the stage of construction. Repayment of advances is upon the earliest of the close of escrow of individual lots and homes within the collateral pool, the maturity date of individual lots and homes within the collateral pool or the facility maturity date. Also, each credit facility includes financial covenants, which may limit the amount that may be borrowed thereunder. Outstanding advances bear interest at various rates, which approximate the prime rate. As of June 30, 2002, $132.1 million was outstanding under these credit facilities, with a weighted-average interest rate of 4.912% at June 30, 2002, and the undrawn availability was $28.8 million as limited by the Company’s borrowing base calculation. The Company has provided an unsecured environmental indemnity in favor of the lender under the $75 million bank line of credit.

Under the revolving credit facilities, the Company is required to comply with a number of covenants, the most restrictive of which require the Company to maintain: (i) a tangible net worth, as defined of $120.0 million, adjusted upwards quarterly by 50% of the Company’s net income after March 31, 2002; (ii) a ratio of total liabilities to tangible net worth, each as defined, of less than 3.25 to 1.0; and (iii) minimum liquidity, as defined of at least $10.0 million. These facilities include a number of other covenants with respect to such matters as the posting of cash or letters of credit in certain circumstances, the application or deposit of excess net sales proceeds, maintenance of specified ratios, limitations on investments in joint ventures, maintenance of fixed charge coverages, stock ownership changes, and lot ownership.

Unsecured Revolving Line

Effective March 8, 2001 the Company obtained an unsecured revolving line of credit with a commercial bank in the amount of $10.0 million. The Unsecured Revolving Line bears interest at prime plus 1% and matures in June 2003. The Unsecured Revolving Line includes financial covenants which may limit the amount which may be borrowed thereunder. As of June 30, 2002, $8.0 million was outstanding under the Unsecured Revolving Line.

Construction Notes Payable

At June 30, 2002, the Company had construction notes payable amounting to $34.1 million related to various real estate projects. The notes are due as units close or at various dates on or before June 11, 2004 and bear interest at rates of prime plus 0.25% to 14%, with a weighted-average rate of 5.860% at June 30, 2002.

Seller Financing

Another source of financing available to the Company is seller-provided financing for land acquired by the Company. At June 30, 2002, the Company had $60.6 million of notes payable outstanding related to land acquisitions for which seller financing was provided. The notes are due at various dates through July 1, 2005 and bear interest at rates ranging from prime plus 1.0% to 12.5%, with a weighted-average rate of 8.220% at June 30, 2002.

Revolving Mortgage Warehouse Credit Facility

The Company has a $20.0 million revolving mortgage warehouse credit facility with a bank to fund its mortgage origination operations, $15.0 million of which is committed (lender obligated to lend if stated

conditions are satisfied and $5.0 million of which is not committed (lender advances are optional even if stated conditions are otherwise satisfied). Mortgage loans are generally held for a short period of time and are typically sold to investors within 7 to 15 days following funding. Borrowings are secured by the related mortgage loans held for sale. At June 30, 2002 the outstanding balance was $4.0 million. The facility, which has a current maturity date of June 30, 2003, also contains financial covenants requiring the Company’s mortgage company subsidiary to maintain a combined tangible net worth, as defined, of at least $1.5 million, a combined net worth, as defined, meeting or exceeding the greater of $1.5 million and 5% of combined total liabilities, as defined, and maximum liquidity, as defined, meeting or exceeding $1.0 million. This facility is non-recourse and is not guaranteed by the Company.

Land Banking Arrangements

The Company enters into purchase agreements with various land sellers. In some instances, and as a method of acquiring land in staged takedowns, minimizing the use of funds from the Company’s revolving credit facilities and other corporate financing sources and limiting the Company’s risk, the Company transfers its right in such purchase agreements to entities owned by third parties (land banking arrangements). These entities use equity contributions and/or incur debt to finance the acquisition and development of the lots. The entities grant the Company an option to acquire lots in staged takedowns. In consideration for this option, the Company makes a non-refundable deposit, typically less than 20% of the total purchase price. Additionally, the Company may be subject to other penalties if lots are not acquired. The Company is under no obligation to purchase the balance of the lots, but would forfeit remaining deposits and be subject to penalties if the lots were not purchased. The Company does not have legal title to these entities or their assets and has not guaranteed their liabilities. The financial statements of these entities are not consolidated with the Company’s consolidated financial statements. These land banking arrangements help the Company manage the financial and market risk associated with land holdings. The use of these land banking arrangements is dependent on, among other things, the availability of capital to the option provider, general housing market conditions and geographic preferences. Summary information with respect to the Company’s land banking arrangements is as follows:

As of June 30, 2002
(unaudited)
(dollars in thousands)
Total number of land banking projects	4

Total number of lots	428

Total purchase price	$48,300

Balance of lots still under option and not purchased:
Number of lots	306

Purchase price	$42,300

Forfeited deposits and penalties if lots were not purchased	$10,713

On July 23, 2002, the Company entered into an additional land banking arrangement for a project totaling 144 lots for a purchase price of $16.7 million. All of the lots were still under option and not purchased at that date. The Company is under no obligation to purchase the lots, but, as of July 23, 2002, would forfeit $3.3 million in deposits if the lots were not purchased. (See Note 4 of “Notes to Consolidated Financial Statements.”)

Joint Venture Financing

As of June 30, 2002, the Company is a general partner or member in 13 active joint ventures involved in the development and sale of residential projects. These joint ventures are 50% or less owned by and not controlled by the Company and, accordingly, the financial statements of such joint ventures are not consolidated with the Company’s financial statements. The Company’s investments in unconsolidated joint ventures are accounted for using the equity method. Income allocations and cash distributions to the Company from the unconsolidated joint ventures are based on predetermined formulas between the Company and its joint venture partners as specified in the applicable partnership or operating agreements. See Note 2 of “Notes to Consolidated Financial Statements” for condensed combined financial information for these joint ventures. Based upon current estimates, substantially all future development and construction costs incurred by the joint ventures will be funded by the Company’s venture partners or from the proceeds of construction financing obtained by the joint ventures.

As of June 30, 2002, the Company’s investment in and advances to such joint ventures was $47.5 million and its venture partners’ investment in such joint ventures was $146.6 million. In addition, seven joint ventures have obtained financing from construction lenders which amounted to $74.5 million at June 30, 2002. All of the joint ventures that have obtained such financing are in the form of limited partnerships of which the Company is the general partner. While historically all liabilities of these partnerships have been satisfied out of the assets of such partnerships and while the Company believes that this will continue in the future, the Company, as general partner, is potentially responsible for all liabilities and indebtedness of these partnerships. In addition, the Company has provided unsecured environmental indemnities to some of the lenders who provide loans to the partnerships. The Company has also provided completion guarantees and repayment guarantees for some of the limited partnerships under their credit facilities. The repayment guarantees only become effective upon repayment of the Company’s outstanding 12 1/2% Senior Notes.

Some of the credit facilities contain financial covenants applicable to the Company. Under the most restrictive of these covenants, Delaware Lyon must maintain (i) a minimum tangible net worth, as defined of $120.0 million, adjusted upwards quarterly by 50% of Delaware Lyon’s net income after March 31, 2002; (ii) a ratio of total indebtedness to tangible net worth, each as defined, of less than 3.0 to 1.0; and (iii) minimum liquidity, as defined, of at least $10 million. A number of financial covenants apply to William Lyon Homes, Inc., including covenants requiring maintenance of a specified tangible net worth, specified financial ratios, liquidity, and cash reserves. In addition to typical events of default, some of the limited partnership facilities specify changes in ownership or management and include cross default provisions.

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

Cash Flows — Comparison of Six Months Ended June 30, 2002 to Six Months Ended June 30, 2001

Net cash used in operating activities increased to $79.9 million in the 2002 period from $44.5 million in the 2001 period. The change was primarily as a result of increased expenditures in real estate inventories in the 2002 period.

Net cash provided by investing activities increased to $17.8 million in the 2002 period from $8.2 million in the 2001 period. The change was primarily as a result of increased net cash received from unconsolidated joint ventures and mortgage notes receivable in the 2002 period.

Net cash provided by financing activities increased to $56.3 million in the 2002 period from $51.7 million in the 2001 period primarily as a result of increased net borrowings on notes payable, offset by the purchase and retirement of the Company’s common stock.

Description of Projects

The Company’s homebuilding projects usually take two to five years to develop. The following table presents project information relating to each of the Company’s homebuilding divisions as of June 30, 2002 and only includes projects with lots owned as of June 30, 2002.

County, Project, City	Year of First Delivery	Estimated Number of Homes at Completion[1]	Units Closed as of June 30, 2002	Backlog at June 30, 20022 3	Lots Owned as of June 30, 2002[4]	Homes Closed for the Six Months Ended June 30, 2002	Sales Price Range[5]

SOUTHERN CALIFORNIA
Wholly-owned:
Orange County
Andover, Irvine	2001	138	113	24	25	40	$299,000 – 331,000
Terraza at Vista del Verde, Yorba Linda	2001	106	45	43	61	22	$585,000 – 635,000
Monticello, Irvine	2002	112	46	32	58	46	$325,000 – 390,000
Montellano at Talega, San Clemente	2002	61	0	40	61	0	$900,000 – 965,000
Sterling Glen, Ladera Ranch	2002	102	33	43	69	33	$487,000 – 520,000
Davenport, Ladera Ranch	2003	163	0	0	163	0	$246,000 – 285,000
Weatherhaven, Ladera Ranch	2002	71	0	0	71	0	$430,000 – 485,000
Laurel at Quail Hill, Irvine	2003	83	0	0	21	0	$453,000 – 493,000
Linden at Quail Hill, Irvine	2003	100	0	0	18	0	$470,000 – 515,000
Riverside County
Providence Ranch, Corona	2002	97	92	0	5	0	$270,000 – 280,000
Providence Ranch North, Corona	2002	83	0	67	83	0	$246,000 – 300,000
Ventura County
Cantada, Oxnard	2002	113	78	35	35	51	$343,000 – 363,000

Total wholly-owned		1,229	407	284	670	192

Unconsolidated joint ventures:
Orange County
Reston, Ladera Ranch	2000	117	116	1	1	14	$365,000 – 425,000
Hampton Road, Ladera Ranch	2000	82	77	5	5	14	$447,000 – 477,000
Compass Pointe, San Clemente	2000	92	91	1	1	10	$540,000 – 575,000
Avalon, Huntington Beach	2000	113	113	0	0	4	$460,000 – 490,000
Beachside, Huntington Beach	2001	86	52	30	34	45	$620,000 – 640,000
Ventura County
Quintana, Thousand Oaks	2001	90	20	31	70	12	$535,000 – 640,000
Coronado, Oxnard	2002	110	16	40	94	16	$435,000 – 460,000
Cantabria, Oxnard	2002	87	0	57	87	0	$345,000 – 360,000
Los Angeles County
Toscana, Moorpark	2002	70	0	16	70	0	$478,000 – 511,000

Total unconsolidated joint ventures		847	485	181	362	115

Southern California Division Total		2,076	892	465	1,032	307

County, Project, City	Year of First Delivery	Estimated Number of Homes at Completion[1]	Units Closed as of June 30, 2002	Backlog at June 30, 20022 3	Lots Owned as of June 30, 2002[4]	Homes Closed for the Six Months Ended June 30, 2002	Sales Price Range[5]

NORTHERN CALIFORNIA
Wholly-owned:
San Joaquin County
Lyon Villas, Tracy	1999	135	84	40	51	0	$270,000 – 310,000
Lyon Estates, Tracy	1997	120	83	7	37	0	$291,000 – 327,000
Lyon Ironwood, Lathrop	2000	116	95	21	21	14	$209,000 – 263,000
Lyon Estates at Stonebridge, Lathrop	2001	103	38	24	46	15	$261,000 – 301,000
Contra Costa County
Lyon Rhapsody, Brentwood	2001	81	64	17	17	21	$239,000 – 298,000
Olde Ivy, Brentwood	2003	77	0	0	77	0	$285,000 – 328,000
Heartland, Brentwood	2003	75	0	0	75	0	$288,000 – 328,000
Gables, Brentwood	2003	100	0	0	100	0	$298,000 – 378,000
The Bluffs, Hercules	2003	70	0	0	70	0	$576,000 – 641,000
The Shores, Hercules	2003	99	0	0	99	0	$531,000 – 591,000
Overlook, Hercules	2003	133	0	0	133	0	$465,000 – 525,000
Sacramento County
Lyon Palazzo, Natomas	2001	100	59	38	41	21	$273,000 – 322,000
Stanislaus County
Lyon Seasons, Modesto	2002	71	0	26	71	0	$277,000 – 322,000

Total wholly-owned		1,280	423	173	838	71

Unconsolidated joint ventures:
Santa Clara County
The Ranch at Silver Creek, San Jose	2003	538	0	0	538	0
Contra Costa County
Lyon Ridge, Antioch	1999	127	127	0	0	1	$348,000 – 407,000
Lyon Tierra, San Ramon	2001	46	46	0	0	15	$463,000 – 501,000
Lyon Dorado, San Ramon	2001	54	26	28	28	5	$788,000 – 1,003,000
Solano County
Paradise Valley, Fairfield	2003	9	0	0	9	0	$353,000 – 378,000
Brook, Fairfield	2001	121	37	82	84	14	$313,000 – 359,000
Falls, Fairfield	2001	102	53	42	49	18	$321,000 – 409,000
El Dorado County
Lyon Casina, El Dorado Hills	2001	123	17	25	106	10	$315,000 – 369,000
Lyon Prima, El Dorado Hills	2001	137	19	14	118	14	$366,000 – 426,000

Total unconsolidated joint ventures		1,257	325	191	932	77

Northern California Division Total		2,537	748	364	1,770	148

County, Project, City	Year of First Delivery	Estimated Number of Homes at Completion[1]	Units Closed as of June 30, 2002	Backlog at June 30, 20022 3	Lots Owned as of June 30, 2002[4]	Homes Closed for the Six Months Ended June 30, 2002	Sales Price Range[5]

SAN DIEGO
Wholly-owned:
Riverside County
Horsethief Canyon Ranch Series “400”, Corona	1995	554	484	53	70	28	$255,000 – 280,000
Horsethief Canyon Ranch Series “500”, Corona	1995	445	433	12	12	23	$239,000 – 257,000
Sycamore Ranch, Fallbrook	1997	195	129	17	66	12	$409,000 – 546,000
San Diego County
Vail Ranch, Temecula	2000	152	152	0	0	1	$196,000 – 213,000
The Groves, Escondido	2001	93	23	22	48	20	$327,000 – 343,000
The Orchards, Escondido	2002	78	0	22	49	0	$368,000 – 401,000
Vineyards, Escondido	2002	75	0	0	3	0	$376,000 – 416,000
Meadows, Escondido	2003	42	0	0	2	0	$378,000 – 428,000
Loma Real, San Marcos	2000	87	87	0	0	18	$403,000 – 446,000
Los Reyes, San Marcos	2000	68	67	1	1	27	$445,000 – 470,000
Three Sisters, Riverside	2003	274	0	0	96	0	$353,000 – 448,000

Total wholly-owned		2,063	1,375	127	347	129

Unconsolidated joint ventures:
San Diego County
Mendocino Trails, Chula Vista	2001	83	83	0	0	38	$260,000 – 271,000
Providence, San Diego	2001	123	29	30	94	24	$534,000 – 574,000
Tanglewood, San Diego	2002	161	0	15	161	0	$307,000 – 337,000
Summerwood, San Diego	2002	95	0	12	95	0	$343,000 – 377,000

Total unconsolidated joint ventures		462	112	57	350	62

San Diego Division Total		2,525	1,487	184	697	191

ARIZONA
Wholly-owned:
Maricopa County
Sage Creek — Encanto, Avondale	2000	176	170	4	6	7	$110,000 – 123,000
Sage Creek — Arcadia, Avondale	2000	167	146	21	21	43	$137,000 – 160,000
Sage Creek — Solano, Avondale	2000	82	78	4	4	19	$170,000 – 191,000
Mesquite Grove — Parada, Chandler	2001	112	17	32	95	15	$184,000 – 225,000
Mesquite Grove — Estates, Chandler	2001	93	14	26	79	12	$285,000 – 320,000
Power Ranch, Gilbert	2001	103	30	20	73	27	$175,000 – 233,000
Tramonto, Phoenix	2001	76	5	28	71	3	$187,000 – 248,000
Tramonto II, Phoenix	2001	114	0	0	114	0
Country Place, Tolleson	2001	115	2	16	48	0	$116,000 – 136,000
Mountaingate, Surprise	2002	341	0	0	341	0

Arizona Division Total		1,379	462	151	852	126

County, Project, City	Year of First Delivery	Estimated Number of Homes at Completion[1]	Units Closed as of June 30, 2002	Backlog at June 30, 20022 3	Lots Owned as of June 30, 2002[4]	Homes Closed for the Six Months Ended June 30, 2002	Sales Price Range[5]

NEVADA
Wholly-owned:
Clark County
Montecito Tesoro, Las Vegas	2000	121	121	0	0	1	$164,000 – 181,000
Montecito Classico, Las Vegas	2000	100	100	0	0	28	$192,000 – 227,000
Glenleigh Gardens at Summerlin, Las Vegas	2000	96	96	0	0	22	$246,000 – 276,000
Springfield at Summerlin, Las Vegas	2001	85	85	0	0	41	$208,000 – 228,000
Topaz Ridge at Summerlin, Las Vegas	2002	89	5	31	35	5	$515,000 – 573,000
Stallion Mountain, Las Vegas	2001	116	88	27	28	32	$157,000 – 178,000
Fairfield at Summerlin, Las Vegas	2001	89	48	25	24	39	$284,000 – 308,000
Annendale, North Las Vegas	2001	194	31	31	163	27	$160,000 – 183,000
Santalina at Summerlin, Las Vegas	2002	74	0	0	74	0	$209,000 – 234,000
Encanto at Summerlin, Las Vegas	2002	79	0	0	79	0	$270,000 – 294,000
Calimesa, North Las Vegas	2002	90	0	0	90	0	$146,000 – 160,000
Iron Mountain, Las Vegas	2002	70	0	0	70	0	$295,000 – 330,000
East 40 Acres, North Las Vegas	2003	141	0	0	141	0	$157,000 – 180,000
North 40 Acres, North Las Vegas	2003	212	0	0	212	0	$144,000 – 171,000
South 20 Acres, North Las Vegas	2003	130	0	0	130	0	$165,000 – 191,000
West 40 Acres, North Las Vegas	2003	223	0	0	223	0	$129,000 – 152,000

Nevada Division Total		1,909	574	114	1,269	195

Grand Totals:
Wholly-owned		7,860	3,241	849	3,976	713
Unconsolidated joint ventures		2,566	922	429	1,644	254

		10,426	4,163	1,278	5,620	967

(1)	The estimated number of homes to be built at completion is subject to change, and there can be no assurance that we will build these homes.
(2)	Backlog consists of homes sold under sales contracts that have not yet closed, and there can be no assurance that closings of sold homes will occur.
(3)	Of the total homes subject to pending sales contracts as of June 30, 2002, 1,197 represent homes completed or under construction and 81 represent homes not yet under construction.
(4)	Lots owned as of June 30, 2002 include lots in backlog at June 30, 2002.
(5)	Sales price range reflects base price only and excludes any lot premium, buyer incentive and buyer selected options, which vary from project to project.

Net Operating Loss Carryforwards

As of December 31, 2000, the Company had substantial net operating loss carryforwards for Federal tax purposes which were utilized to reduce taxable income during the year ended December 31, 2001. As a result of the reduction in the valuation allowance associated with such utilized net operating loss carryforwards, the Company’s overall effective tax rate for the three and six months ended June 30, 2001 was approximately 10.6% and 10.5%, respectively. At December 31, 2001, the Company had net operating loss carryforwards for Federal tax purposes of approximately $8.5 million which expire in 2009. In addition, unused recognized built-in losses in the amount of $23.9 million are available to offset future income and expire between 2009 and 2011. The utilization of these losses is limited to $3.2 million of taxable income per year; however, any unused losses in any year may be carried forward for utilization in future years through 2011. The elimination during 2002 of the remaining valuation allowances for deferred tax assets reduces the Company’s estimated overall effective tax rate for the year ending December 31, 2002 from 38.3% to 25.7%. The Company’s ability to utilize the foregoing tax benefits will depend upon the amount of its future taxable income and may be limited in the event of an “ownership change” under Federal tax laws and regulations.

Although the Company’s certificate of incorporation includes transfer restrictions intended to help reduce the risk of an ownership change, transactions could have occurred or may potentially occur that would severely limit the Company’s ability to use the tax benefits associated with its net operating loss carryforwards. The Company learned that one stockholder unknowingly violated the transfer restrictions. The stockholder divested itself of the requisite number of shares in February and March, 2002 so that it was no longer out of compliance with the Company’s certificate of incorporation.

Neither the amount of the net operating loss carryforwards nor the amount of limitation on such carryforwards claimed by the Company has been audited or otherwise validated by the Internal Revenue Service, and it could challenge either amount the Company has calculated. It is possible that legislation or regulations will be adopted that would limit the Company’s ability to use the tax benefits associated with the current tax net operating loss carryforwards.

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

Recently Issued Accounting Standards

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statement No. 137 and Statement No. 138 (collectively, “Statement No. 133”), which is required to be adopted for fiscal years beginning after June 15, 2000. Statement No. 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, a change in the fair value of the derivative will either be offset against the change in the fair value of the hedged asset, liability, or firm commitment through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Statement No. 133 had no impact on the Company’s results of operations or financial position for the period ended June 30, 2002.

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

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement No. 142”), effective for fiscal years beginning after December 15, 2001. Under the new rule, goodwill is no longer amortized but is subject to impairment tests in accordance with Statement No. 142. The Company performed its first required annual impairment test of goodwill as of January 1, 2002 and determined that goodwill was not impaired. As of June 30, 2002, there have been no indicators of impairment related to the Company’s goodwill.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“Statement No. 144”). This pronouncement supersedes Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (“Statement No. 121”) and a portion of APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“APB No. 30”), and was required to be adopted on January 1, 2002. Statement No. 144 retains the fundamental provisions of Statement No. 121 as it relates to assets to be held and used and assets to be sold, but adds provisions for assets to be disposed of other than by sale. It also changes the accounting for the disposal of a segment under APB No. 30 by requiring the operations of any assets with their own identifiable cash flows that are disposed of or held for sale to be removed from operating income and reported as discontinued operations. Treating such assets as discontinued operations would also require the reclassification of the operations of any such assets for any prior periods presented. The Company’s adoption of Statement No. 144 has not had a material impact on its financial condition or the results of its operations.

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, Rescission of SFAS Nos. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections (“Statement No. 145”). Statement No. 145 prevents gains or losses on extinguishment of debt not meeting the criteria of APB 30 to be treated as extraordinary. Statement No. 145 amends SFAS No. 13, “Accounting for Leases,” to eliminate inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. In addition, Statement No. 145 rescinds SFAS No. 44, Accounting for Intangible Assets of Motor Carriers and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. Statement No. 145 is effective for fiscal years beginning after March 15, 2002. Upon adoption of Statement No. 145, the Company’s previously reported extraordinary items related to gain from retirement of debt will be reclassified and not reported as extraordinary items.

The Financial Accounting Standards Board has issued exposure drafts on accounting for special purpose entities (“SPE’s”) and guarantees that, if adopted, could impact the accounting treatment of certain of the Company’s joint venture and land banking arrangements by requiring the consolidation of the assets, liabilities and operations of certain of these arrangements. These changes could have a corresponding effect on various of the Company’s financial ratios and other financial and operational indicators. The Company is not able to predict the outcome of the proposed interpretations or rule changes.

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

Actual events and results may differ materially from those expressed or forecasted in the forward-looking statements due to a number of factors. The principal factors that could cause the Company’s actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, changes in general economic conditions either nationally or in regions in which the Company operates (including, but not limited to changes directly or indirectly related to the tragic events of September 11, 2001 and thereafter), whether an ownership change occurs which results in the limitation of the Company’s ability to utilize the tax benefits associated with its net operating loss carryforward, changes in home mortgage interest rates, changes in generally accepted accounting principles or interpretations of those principles, changes in prices of homebuilding materials, labor shortages, adverse weather conditions, the occurrence of events such as landslides, soil subsidence and earthquakes that are uninsurable, not economically insurable or not subject to effective indemnification agreements, changes in governmental laws and regulations, whether the Company is able to refinance the outstanding balances of Senior Notes at their maturity, the timing of receipt of regulatory approvals and the opening of projects and the availability and cost of land for future growth.

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

Item 4.    Submission of Matters to a Vote of Security Holders

(a)  The Company’s Annual Meeting of Holders of Common Stock was held on May 13, 2002. At this meeting the Holders of Common Stock the following directors were elected to serve on the Company’s Board of Directors until the next Annual Meeting and until their respective successors are elected and qualified:

	Votes for	Votes Witheld
General William Lyon	9,776,298	292,952
Wade H. Cable	9,987,532	81,718
General James E. Dalton	10,063,432	5,818
Richard E. Frankel	10,068,232	1,018
William H. Lyon	9,983,432	85,818
William H. McFarland	10,063,432	5,818
Michael L. Meyer	9,850,598	218,652
Raymond A. Watt	10,063,432	5,818
Randolph W. Westerfield	10,063,432	5,818

In addition, the holders of Common Stock approved the following:

	Votes For	Votes Against	Votes Abstaining (Including Broker Non-Votes)
Ratification of the selection of Ernst & Young LLP as Independent Auditors of the Company for the fiscal year ending December 31, 2002	10,065,467	3,540	243

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit No.	Description

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbannes-Oxley Act of 2002

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbannes-Oxley Act of 2002

(b)  Reports on Form 8-K

None

WILLIAM LYON HOMES

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2002	By:	/s/ MICHAEL D. GRUBBS
MICHAEL D. GRUBBS Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: August 13, 2002	By:	/s/ W. DOUGLASS HARRIS
W. DOUGLASS HARRIS Vice President, Corporate Controller (Principal Accounting Officer)