Form 10-Q
period 2002-09-30
WILLIAM LYON HOMES
filed 2002-11-12
CIK 1095996

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

YES  ☒                    NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES  ☒                    NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at October 25, 2002
Common stock, par value $.01	9,725,247

WILLIAM LYON HOMES

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements.

WILLIAM LYON HOMES

CONSOLIDATED BALANCE SHEETS
(in thousands except number of shares and par value per share)

ASSETS
	September 30, 2002	December 31, 2001
	(unaudited)
Cash and cash equivalents	$12,585	$19,751
Receivables	18,486	26,224
Real estate inventories — Note 2	521,396	307,335
Investments in and advances to unconsolidated joint ventures — Note 2	40,861	66,753

Property and equipment, less accumulated depreciation of $5,225 and $4,309 at September 30, 2002 and December 31, 2001, respectively	2,328	2,171
Deferred loan costs	2,387	2,831
Goodwill — Note 1	5,896	5,896
Other assets	4,891	2,748

	$608,830	$433,709

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$35,846	$19,346
Accrued expenses	39,773	41,492
Notes payable	216,262	151,191
12 1/2% Senior Notes due July 1, 2003 — Note 3	70,279	70,279

	362,160	282,308

Minority interest in consolidated joint ventures — Note 2	86,088	784

Stockholders’ equity — Notes 1 and 5

Common stock, par value $.01 per share; 30,000,000 shares authorized; 10,327,247 and 10,619,399 shares issued at September 30, 2002 and December 31, 2001, respectively; 9,925,347 and 10,619,399 shares outstanding at September 30, 2002 and December 31, 2001, respectively	99	106
Additional paid-in capital	113,112	127,035
Retained earnings	47,371	23,476

	160,582	150,617

	$608,830	$433,709

See accompanying notes.

WILLIAM LYON HOMES

CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per common share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Operating revenue
Home sales	$176,351	$107,629	$393,386	$278,252
Lots, land and other sales	6,647	—	7,178	7,054
Management fees	2,371	1,864	5,925	4,962

	185,369	109,493	406,489	290,268

Operating costs
Cost of sales — homes	(149,967)	(89,413)	(337,088)	(231,977)
Cost of sales — lots, land and other	(6,687)	(188)	(7,556)	(4,380)
Sales and marketing	(5,968)	(4,598)	(15,873)	(12,956)
General and administrative	(10,049)	(8,416)	(25,645)	(25,318)
Amortization of goodwill — Note 1	—	(310)	—	(931)

	(172,671)	(102,925)	(386,162)	(275,562)

Equity in income of unconsolidated joint ventures — Note 2	5,178	4,789	10,686	12,087

Operating income	17,876	11,357	31,013	26,793
Interest expense, net of amounts capitalized	—	—	—	(227)
Other income, net	1,086	1,789	1,597	4,128

Income before provision for income taxes	18,962	13,146	32,610	30,694
Provision for income taxes — Note 1	(5,212)	(1,468)	(8,715)	(3,317)

Net income	$13,750	$11,678	$23,895	$27,377

Earnings per common share — Note 1
Basic	$1.34	$1.10	$2.31	$2.59

Diluted	$1.30	$1.08	$2.25	$2.55

See accompanying notes.

WILLIAM LYON HOMES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2002
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total
	Shares	Amount
Balance — December 31, 2001	10,619	$106	$127,035	$23,476	$150,617

Issuance of common stock upon exercise of stock options — Note 5	124	1	1,087	—	1,088

Purchase and retirement of common stock — Note 5	(416)	(4)	(6,065)	—	(6,069)

Purchase of common stock for treasury — Note 5	(402)	(4)	(8,945)	—	(8,949)
Net income	—	—	—	23,895	23,895

Balance — September 30, 2002	9,925	$99	$113,112	$47,371	$160,582

See accompanying notes.

WILLIAM LYON HOMES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2002	2001
Operating activities
Net income	$23,895	$27,377
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	966	1,906
Equity in income of unconsolidated joint ventures	(10,686)	(12,087)
Provision for income taxes	8,715	3,317
Net changes in operating assets and liabilities:
Receivables	3,192	7,482
Real estate inventories	(77,654)	(84,560)
Deferred loan costs	444	(2,107)
Other assets	(2,143)	1,379
Accounts payable	9,674	2,039
Accrued expenses	(10,565)	(9,482)

Net cash used in operating activities	(54,162)	(64,736)

Investing activities
Investments in and advances to unconsolidated joint ventures	(5,895)	(18,154)
Distributions from unconsolidated joint ventures	24,269	15,330
Mortgage notes receivable originations/issuances	(217,101)	(136,941)
Mortgage notes receivable sales/repayments	221,647	136,457
Purchases of property and equipment	(1,123)	(480)

Net cash provided by (used in) investing activities	21,797	(3,788)

Financing activities
Proceeds from borrowing on notes payable	638,570	491,948
Principal payments on notes payable	(599,441)	(425,576)
Repurchase of 12 1/2% Senior Notes	—	(51,637)
Reissuance of 12 1/2% Senior Notes	—	44,715
Common stock issued for exercised options	1,088	159
Common stock purchased	(15,018)	—

Net cash provided by financing activities	25,199	59,609

Net decrease in cash and cash equivalents	(7,166)	(8,915)
Cash and cash equivalents — beginning of period	19,751	14,711

Cash and cash equivalents — end of period	$12,585	$5,796

Supplemental disclosures of cash flow information
Cash paid during the period for interest, net of amounts capitalized	$312	$1,158

Contribution of land to unconsolidated joint venture	$2,000	$1,100

Issuance of notes payable for land acquisitions	$25,942	$20,293

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

The interim consolidated financial statements have been prepared in accordance with the Company’s customary accounting practices. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a presentation in accordance with accounting principles generally accepted in the United States have been included. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

The amount paid for business acquisitions over the net fair value of assets acquired and liabilities assumed is reflected as goodwill and, until January 1, 2002 was being amortized on a straight-line basis over seven years. Accumulated amortization was $2,793,000 as of December 31, 2001. In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement No. 142”), effective for fiscal years beginning after December 15, 2001. Under the new rule, goodwill is no longer amortized but is subject to impairment tests in accordance with Statement No. 142. The Company performed its first required annual impairment test of goodwill as of January 1, 2002 and determined

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
(unaudited)

that goodwill was not impaired. As of September 30, 2002, there have been no indicators of impairment related to the Company’s goodwill. If Statement No. 142 had been adopted effective January 1, 2001, the pro forma impact of the nonamortization of goodwill on the results for 2001 would have been as follows (in thousands except per share data):

	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2001

Net income, as reported	$11,678	$27,377
Amortization of goodwill, net of tax	275	830

Net income, as adjusted	$11,953	$28,207

Net income per share, as adjusted:
Basic	$1.13	$2.67

Diluted	$1.11	$2.63

As of December 31, 2000, the Company had substantial net operating loss carryforwards for Federal tax purposes which were utilized to reduce taxable income during the year ended December 31, 2001. As a result of the reduction in the valuation allowance associated with such utilized net operating loss carryforwards, the Company’s overall effective tax rate for the three and nine months ended September 30, 2001 was approximately 11.2% and 10.8%, respectively. At December 31, 2001, the Company had net operating loss carryforwards for Federal tax purposes of approximately $8,466,000 which expire in 2009. In addition, unused recognized built-in losses in the amount of $23,891,000 are available to offset future income and expire between 2009 and 2011. The utilization of these losses is limited to $3,235,000 of taxable income per year; however, any unused losses in any year may be carried forward for utilization in future years through 2011. The elimination during 2002 of the remaining valuation allowances for deferred tax assets reduces the Company’s estimated overall effective tax rate for the year ending December 31, 2002 from 39.2% to 26.7%. The Company’s ability to utilize the foregoing tax benefits will depend upon the amount of its future taxable income and may be limited under certain circumstances.

Earnings per share amounts for all periods presented conform to Financial Accounting Standards Board Statement No. 128, “Earnings Per Share.” Basic and diluted earnings per common share for the three months ended September 30, 2002 are based on 10,272,526 and 10,547,213 weighted average shares of common stock outstanding, respectively. Basic and diluted earnings per common share for the nine months ended September 30, 2002 are based on 10,359,996 and 10,637,464 weighted average shares of common stock outstanding, respectively. Basic and diluted earnings per common share for the three months ended September 30, 2001 are based on 10,588,560 and 10,804,075 weighted average shares of common stock outstanding, respectively. Basic and diluted earnings per common share for the nine months ended September 30, 2001 are based on 10,578,344 and 10,728,291 weighted average shares of common stock outstanding, respectively.

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities as of September 30, 2002 and December 31, 2001 and revenues and expenses for the periods presented. Accordingly, actual results could differ materially from those estimates in the near-term.

Certain balances included in the December 31, 2001 consolidated balance sheet have been reclassified in order to conform to current period presentation.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
(unaudited)

Note 2 — Investments in and Advances to Unconsolidated Joint Ventures

The Company and certain of its subsidiaries are general partners or members in joint ventures involved in the development and sale of residential projects. Such joint ventures are 50% or less owned and not controlled by the Company and, accordingly, the financial statements of such joint ventures are not consolidated with the Company’s financial statements. The Company’s investments in unconsolidated joint ventures are accounted for using the equity method. Income allocations and cash distributions to the Company from the unconsolidated joint ventures are based on predetermined formulas between the Company and the joint venture partners as specified in the applicable partnership or operating agreements. Condensed combined financial information of these joint ventures as of September 30, 2002 and December 31, 2001 and for the three and nine months ended September 30, 2002 and 2001 is summarized as follows:

CONDENSED COMBINED BALANCE SHEETS
(in thousands)

	September 30, 2002	December 31, 2001
	(unaudited)
ASSETS
Cash and cash equivalents	$17,654	$9,404
Receivables	5,187	5,711
Real estate inventories	211,696	294,698

	$234,537	$309,813

LIABILITIES AND OWNERS’ CAPITAL
Accounts payable	$18,855	$21,931
Accrued expenses	5,723	4,288
Notes payable	94,413	72,344
Advances from William Lyon Homes	4,393	11,768

	123,384	110,331

Owners’ capital
William Lyon Homes	36,468	54,985
Others	74,685	144,497

	111,153	199,482

	$234,537	$309,813

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
(unaudited)

CONDENSED COMBINED STATEMENTS OF INCOME
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Operating revenue
Home sales	$79,230	$63,774	$196,541	$173,308
Land sale	—	—	17,079	—

	79,230	63,774	213,620	173,308
Operating costs
Cost of sales — homes	(65,598)	(50,976)	(165,579)	(140,373)
Cost of sales — land	—	—	(13,542)	—
Sales and marketing	(2,380)	(2,406)	(7,111)	(6,305)

Operating income	11,252	10,392	27,388	26,630
Other income, net	73	89	43	205

Net income	$11,325	$10,481	$27,431	$26,835

Allocation to owners
William Lyon Homes	$5,178	$4,789	$10,686	$12,087
Others	6,147	5,692	16,745	14,748

	$11,325	$10,481	$27,431	$26,835

Certain joint ventures have obtained financing from construction lenders which amounted to $94,413,000 at September 30, 2002. All of the joint ventures that have obtained such financing are in the form of limited partnerships of which the Company is the general partner. While historically all liabilities of these partnerships have been satisfied out of the assets of such partnerships and while the Company believes that this will continue in the future, the Company, as general partner, is potentially responsible for all liabilities and indebtedness of these partnerships. In addition, the Company has provided unsecured environmental indemnities to some of the lenders who provide loans to the partnerships. The Company has also provided completion guarantees and repayment guarantees for some of the limited partnerships under their credit facilities. The repayment guarantees only become effective upon repayment of the outstanding 12 1/2% Senior Notes.

During the nine months ended September 30, 2002, one of the joint ventures in which the Company is a general partner completed a land sale to the Company for $17,079,000 resulting in a profit of approximately $3,537,000, all of which was allocated to the Company’s outside partner as preferred return in accordance with the joint venture agreement.

During the three months ended September 30, 2002, one of the Company’s existing unconsolidated joint ventures (“Existing Venture”) was restructured such that the Company is required to purchase the 538 lots owned by the Existing Venture on a specified takedown basis through October 15, 2003 at a purchase price equal to the future cost of such lots including a 20% preferred return on invested capital to the outside partner of the Existing Venture (estimated to be $178,578,000, including an estimated preferred return of $36,911,000). During the three months ended September 30, 2002, the first 242 lots were purchased from the Existing Venture for $62,467,000, which includes a $12,493,000 preferred return to the outside partner of the Existing Venture. The 242 lots were purchased by a newly formed joint venture (“New Venture”) between the Company and an outside partner. The Company is required to purchase the 242 lots owned by the New Venture on a specified takedown basis through May 15, 2004 at a purchase price equal to $74,210,000 plus a 13 1/2% preferred return on invested capital to the outside partner of the New Venture. Because the Company is required to purchase the lots owned by both the Existing Venture and the New Venture, and the Company now controls both ventures, the financial statements of both ventures have been consolidated with the Company’s financial statements as of September 30, 2002, including real estate inventories of $112,465,000 and minority interest in consolidated joint ventures of $85,304,000. The intercompany sale and related profit from the 242 lots have been eliminated in consolidation.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
(unaudited)

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

CONSOLIDATING BALANCE SHEET

September 30, 2002
(in thousands)

	Unconsolidated
	Delaware Lyon	William Lyon Homes, Inc.	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
ASSETS
Cash and cash equivalents	$—	$9,825	$2,760	$—	$12,585
Receivables	—	8,644	9,842	—	18,486
Real estate inventories	—	513,029	8,367	—	521,396
Investments in and advances to unconsolidated joint ventures	—	40,666	195	—	40,861
Property and equipment, net	—	2,128	200	—	2,328
Deferred loan costs	1,397	990	—	—	2,387
Goodwill	—	5,896	—	—	5,896
Other assets	—	4,211	680	—	4,891
Investments in subsidiaries	158,128	5,145	—	(163,273)	—
Intercompany receivables	79,308	7,972	—	(87,280)	—

	$238,833	$598,506	$22,044	$(250,553)	$608,830

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$—	$35,684	$162	$—	$35,846
Accrued expenses	—	38,509	1,264	—	39,773
Notes payable	—	206,118	10,144	—	216,262
12 1/2% Senior Notes	70,279	—	—	—	70,279
Intercompany payables	7,972	79,308	—	(87,280)	—

Total liabilities	78,251	359,619	11,570	(87,280)	362,160

Minority interest in consolidated joint ventures	—	85,304	784	—	86,088

Stockholders’ equity	160,582	153,583	9,690	(163,273)	160,582

	$238,833	$598,506	$22,044	$(250,553)	$608,830

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
(unaudited)

CONSOLIDATING BALANCE SHEET

December 31, 2001
(in thousands)

	Unconsolidated
	Delaware Lyon	William Lyon Homes, Inc.	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
ASSETS

Cash and cash equivalents	$—	$17,270	$2,481	$—	$19,751
Receivables	—	9,736	16,488	—	26,224
Real estate inventories	—	299,932	7,403	—	307,335

Investments in and advances to unconsolidated joint ventures	—	25,359	41,394	—	66,753
Property and equipment, net	—	1,944	227	—	2,171
Deferred loan costs	1,993	838	—	—	2,831
Goodwill	—	5,896	—	—	5,896
Other assets	—	2,691	57	—	2,748
Investments in subsidiaries	147,567	49,174	—	(196,741)	—
Intercompany receivables	79,308	7,972	—	(87,280)	—

	$228,868	$420,812	$68,050	$(284,021)	$433,709

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$—	$19,114	$232	$—	$19,346
Accrued expenses	—	39,740	1,752	—	41,492
Notes payable	—	139,168	12,023	—	151,191
12 1/2% Senior Notes	70,279	—	—	—	70,279
Intercompany payables	7,972	79,308	—	(87,280)	—

Total liabilities	78,251	277,330	14,007	(87,280)	282,308

Minority interest in consolidated joint ventures	—	—	784	—	784

Stockholders’ equity	150,617	143,482	53,259	(196,741)	150,617

	$228,868	$420,812	$68,050	$(284,021)	$433,709

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
(unaudited)

CONSOLIDATING STATEMENT OF INCOME

Three Months Ended September 30, 2002
(in thousands)

	Unconsolidated
	Delaware Lyon	William Lyon Homes, Inc.	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$169,369	$13,629	$—	$182,998
Management fees	—	1,686	685	—	2,371

	—	171,055	14,314	—	185,369

Operating costs
Cost of sales	—	(144,881)	(11,773)	—	(156,654)
Sales and marketing	—	(5,182)	(786)	—	(5,968)
General and administrative	—	(9,995)	(54)	—	(10,049)

	—	(160,058)	(12,613)	—	(172,671)

Equity in income of unconsolidated joint ventures	—	3,060	2,118	—	5,178

Income from subsidiaries	13,750	3,851	—	(17,601)	—

Operating income	13,750	17,908	3,819	(17,601)	17,876
Other income, net	—	73	1,013	—	1,086

Income before provision for income taxes	13,750	17,981	4,832	(17,601)	18,962
Provision for income taxes	—	(5,212)	—	—	(5,212)

Net income	$13,750	$12,769	$4,832	$(17,601)	$13,750

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
(unaudited)

CONSOLIDATING STATEMENT OF INCOME

Three Months Ended September 30, 2001
(in thousands)

	Unconsolidated
	Delaware Lyon	William Lyon Homes, Inc.	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$97,175	$10,454	$—	$107,629
Management fees	—	1,194	670	—	1,864

	—	98,369	11,124	—	109,493

Operating costs
Cost of sales	—	(79,831)	(9,770)	—	(89,601)
Sales and marketing	—	(4,027)	(571)	—	(4,598)
General and administrative	—	(8,349)	(67)	—	(8,416)
Amortization of goodwill	—	(310)	—	—	(310)

	—	(92,517)	(10,408)	—	(102,925)

Equity in income of unconsolidated joint ventures	—	931	3,858	—	4,789

Income from subsidiaries	11,678	5,090	—	(16,768)	—

Operating income	11,678	11,873	4,574	(16,768)	11,357
Other income, net	—	546	1,243	—	1,789

Income before provision for income taxes	11,678	12,419	5,817	(16,768)	13,146
Provision for income taxes	—	(1,468)	—	—	(1,468)

Net income	$11,678	$10,951	$5,817	$(16,768)	$11,678

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
(unaudited)

CONSOLIDATING STATEMENT OF INCOME

Nine Months Ended September 30, 2002
(in thousands)

	Unconsolidated
	Delaware Lyon	William Lyon Homes, Inc.	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$360,803	$39,761	$—	$400,564
Management fees	—	4,267	1,658	—	5,925

	—	365,070	41,419	—	406,489

Operating costs
Cost of sales	—	(309,629)	(35,015)	—	(344,644)
Sales and marketing	—	(13,658)	(2,215)	—	(15,873)
General and administrative	—	(25,395)	(250)	—	(25,645)

	—	(348,682)	(37,480)	—	(386,162)

Equity in income of unconsolidated joint ventures	—	6,094	4,592	—	10,686

Income from subsidiaries	23,895	8,727	—	(32,622)	—

Operating income	23,895	31,209	8,531	(32,622)	31,013
Other (expense) income, net	—	(1,454)	3,051	—	1,597

Income before provision for income taxes	23,895	29,755	11,582	(32,622)	32,610
Provision for income taxes	—	(8,715)	—	—	(8,715)

Net income	$23,895	$21,040	$11,582	$(32,622)	$23,895

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
(unaudited)

CONSOLIDATING STATEMENT OF INCOME

Nine Months Ended September 30, 2001
(in thousands)

	Unconsolidated
	Delaware Lyon	William Lyon Homes, Inc.	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$256,191	$29,115	$—	$285,306
Management fees	—	2,750	2,212	—	4,962

	—	258,941	31,327	—	290,268

Operating costs
Cost of sales	—	(209,664)	(26,693)	—	(236,357)
Sales and marketing	—	(11,396)	(1,560)	—	(12,956)
General and administrative	—	(25,112)	(206)	—	(25,318)
Amortization of goodwill	—	(931)	—	—	(931)

	—	(247,103)	(28,459)	—	(275,562)

Equity in income of unconsolidated joint ventures	—	2,872	9,215	—	12,087

Income from subsidiaries	27,377	13,292	—	(40,669)	—

Operating income	27,377	28,002	12,083	(40,669)	26,793
Interest expense, net of amounts capitalized	—	(227)	—	—	(227)
Other income, net	—	1,438	2,690	—	4,128

Income before provision for income taxes	27,377	29,213	14,773	(40,669)	30,694
Provision for income taxes	—	(3,317)	—	—	(3,317)

Net income	$27,377	$25,896	$14,773	$(40,669)	$27,377

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
(unaudited)

CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended September 30, 2002
(in thousands)

	Unconsolidated
	Delaware Lyon	William Lyon Homes, Inc.	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating activities
Net income	$23,895	$21,040	$11,582	$(32,622)	$23,895
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	879	87	—	966
Equity in income of unconsolidated joint ventures	—	(6,094)	(4,592)	—	(10,686)
Equity in earnings of subsidiaries	(23,895)	(8,727)	—	32,622	—
Provision for income taxes	—	8,715	—	—	8,715
Net changes in operating assets and liabilities:
Receivables	—	471	2,721	—	3,192
Intercompany receivables/payables	(596)	596	—	—	—
Real estate inventories	—	(76,690)	(964)	—	(77,654)
Deferred loan costs	596	(152)	—	—	444
Other assets	—	(1,520)	(623)	—	(2,143)
Accounts payable	—	9,744	(70)	—	9,674
Accrued expenses	—	(10,077)	(488)	—	(10,565)

Net cash (used in) provided by operating activities	—	(61,815)	7,653	—	(54,162)

Investing activities
Net change in investment in unconsolidated joint ventures	—	(27,417)	45,791	—	18,374
Payments on (issuance of) notes receivable, net	—	621	3,925	—	4,546
Purchases of property and equipment	—	(1,063)	(60)	—	(1,123)
Investment in subsidiaries	—	52,756	—	(52,756)	—
Advances to affiliates	13,930	—	—	(13,930)	—

Net cash provided by investing activities	13,930	24,897	49,656	(66,686)	21,797

Financing activities
Proceeds from borrowings on notes payable	—	421,484	217,086	—	638,570
Principal payments on notes payable	—	(380,476)	(218,965)	—	(599,441)
Distributions to/contributions from shareholders	—	(10,939)	(55,151)	66,090	—
Common stock issued for exercised options	1,088	—	—	—	1,088
Common stock purchased	(15,018)	—	—	—	(15,018)
Advances to affiliates	—	(596)	—	596	—

Net cash (used in) provided by financing activities	(13,930)	29,473	(57,030)	66,686	25,199

Net (decrease) increase in cash and cash equivalents	—	(7,445)	279	—	(7,166)
Cash and cash equivalents at beginning of period	—	17,270	2,481	—	19,751

Cash and cash equivalents at end of period	$—	$9,825	$2,760	$—	$12,585

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
(unaudited)

CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended September 30, 2001
(in thousands)

	Unconsolidated
	Delaware Lyon	William Lyon Homes, Inc.	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating activities
Net income	$27,377	$25,896	$14,773	$(40,669)	$27,377
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	1,816	90	—	1,906
Equity in income of unconsolidated joint ventures	—	(2,872)	(9,215)	—	(12,087)
Equity in earnings of subsidiaries	(27,377)	(13,292)	—	40,669	—
Provision for income taxes	—	3,317	—	—	3,317
Net changes in operating assets and liabilities:
Receivables	—	2,020	5,462	—	7,482
Intercompany receivables/payables	2,471	(2,471)	—	—	—
Real estate inventories	—	(85,000)	440	—	(84,560)
Deferred loan costs	(2,471)	364	—	—	(2,107)
Other assets	—	1,353	26	—	1,379
Accounts payable	—	2,092	(53)	—	2,039
Accrued expenses	—	(8,671)	(811)	—	(9,482)

Net cash (used in) provided by operating activities	—	(75,448)	10,712	—	(64,736)

Investing activities
Net change in investment in unconsolidated joint ventures	—	(1,645)	(1,179)	—	(2,824)
Payments on (issuance of) notes receivable, net	—	—	(484)	—	(484)
Purchases of property and equipment	—	(410)	(70)	—	(480)
Investment in subsidiaries	—	6,649	—	(6,649)	—
Advances from affiliates	6,763	—	—	(6,763)	—

Net cash provided by (used in) investing activities	6,763	4,594	(1,733)	(13,412)	(3,788)

Financing activities
Proceeds from borrowings on notes payable	—	357,054	134,894	—	491,948
Principal payments on notes payable	—	(289,122)	(136,454)	—	(425,576)
Repurchase of 12 1/2% Senior Notes	(51,637)	—	—	—	(51,637)
Reissuance of 12 1/2% Senior Notes	44,715	—	—	—	44,715
Distributions to/contributions from shareholders	—	1,369	(7,614)	6,245	—
Common stock issued for exercised options	159	—	—	—	159
Advances to affiliates	—	(7,167)	—	7,167	—

Net cash (used in) provided by financing activities	(6,763)	62,134	(9,174)	13,412	59,609

Net decrease in cash and cash equivalents	—	(8,720)	(195)	—	(8,915)
Cash and cash equivalents at beginning of period	—	12,746	1,965	—	14,711

Cash and cash equivalents at end of period	$—	$4,026	$1,770	$—	$5,796

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
(unaudited)

Note 4 — Related Party Transactions

On October 26, 2000, the Company’s Board of Directors (with Messrs. William Lyon and William H. Lyon abstaining) approved the purchase of 579 lots for a total purchase price of $12,581,000 from an entity controlled by William Lyon and William H. Lyon. The terms of the purchase agreement provided for an initial option payment of $1,000,000 and a rolling option takedown of the lots. Phase takedowns of approximately 20 lots each are anticipated to occur at two to three month intervals for each of several product types through September 2004. In addition, one-half of the net profits, as defined, in excess of six percent from the development are to be paid to the seller, of which $459,000 has been paid to date. During the three months and nine months ended September 30, 2002, the Company purchased 20 and 33 lots, respectively, under this agreement for a total purchase price of $523,000 and $734,000, respectively. During the nine months ended September 30, 2001, the Company purchased 104 lots under this agreement for a total purchase price of $1,975,000. This land acquisition qualifies as an affiliate transaction under the Company’s 12 1/2% Senior Notes due July 1, 2003 Indenture dated as of June 29, 1994, as amended (“Indenture”). Pursuant to the terms of the Indenture, the Company has determined that the land acquisition is on terms that are no less favorable to the Company than those that would have been obtained in a comparable transaction by the Company with an unrelated person. The Company has delivered to the Trustee under the Indenture a resolution of the Board of Directors of the Company set forth in an Officers’ Certificate certifying that the land acquisition is on terms that are no less favorable to the Company than those that would have been obtained in a comparable transaction by the Company with an unrelated person and the land acquisition has been approved by a majority of the disinterested members of the Board of Directors of the Company. Further, the Company has delivered to the Trustee under the Indenture a determination of value by a real estate appraisal firm which is of regional standing in the region in which the subject property is located and is MAI certified.

On July 9, 2002, the Company’s Board of Directors (with Messrs. William Lyon and William H. Lyon abstaining) approved the purchase of 144 lots, through a land banking arrangement, for a total purchase price of $16,660,000 from an entity that purchased the lots from William Lyon. The terms of the purchase agreement provide for an initial deposit of $3,300,000 (paid on July 23, 2002) and monthly option payments of 11.5% on the seller’s outstanding investment. Such option payments entitle the Company to phase takedowns of approximately 14 lots each, which are anticipated to occur at one to two month intervals through December 2003. As of September 30, 2002, no lots have been purchased under this agreement. Had the Company purchased the property directly, the acquisition would qualify as an affiliate transaction under the Indenture. Even though the Company’s agreement is not with William Lyon, the Company has chosen to treat it as an affiliate transaction. Pursuant to the terms of the Indenture, the Company has determined that the land acquisition is on terms that are no less favorable to the Company than those that would have been obtained in a comparable transaction by the Company with an unrelated person. The Company has delivered to the Trustee under the Indenture a resolution of the Board of Directors of the Company set forth in an Officers’ Certificate certifying that the land acquisition is on terms that are no less favorable to the Company than those that would have been obtained in a comparable transaction by the Company with an unrelated person and the land acquisition has been approved by a majority of the disinterested members of the Board of Directors of the Company. Further, the Company has delivered to the Trustee under the Indenture a determination of value by a real estate appraisal firm which is of regional standing in the region in which the subject property is located and is MAI certified.

The Company purchased land for a total purchase price of $17,079,000 during the nine months ended September 30, 2002 from one of its unconsolidated joint ventures, resulting in a profit to the joint venture of approximately $3,500,000, all of which was allocated to the Company’s outside partner as preferred return in accordance with the joint venture agreement.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
(unaudited)

For the three months ended September 30, 2002 and 2001, the Company incurred reimbursable on-site labor costs of $47,000 and $72,000, respectively, for providing customer service to real estate projects developed by entities controlled by William Lyon and William H. Lyon. For the nine months ended September 30, 2002 and 2001, the Company incurred reimbursable on-site labor costs of $124,000 and $165,000, respectively, for providing customer service to real estate projects developed by entities controlled by William Lyon and William H. Lyon, of which $34,000 was due to the Company at September 30, 2002.

For the three months ended September 30, 2002 and 2001, the Company incurred charges of $182,000 related to rent on its corporate office, from a trust of which William H. Lyon is the sole beneficiary. For the nine months ended September 30, 2002 and 2001, the Company incurred charges of $547,000 related to rent on its corporate office, from a trust of which William H. Lyon is the sole beneficiary.

During the three months ended September 30, 2002 and 2001, the Company incurred charges of $24,000 and $36,000, respectively, related to the charter and use of aircraft owned by an affiliate of William Lyon. During the nine months ended September 30, 2002 and 2001, the Company incurred charges of $132,000 and $98,000, respectively, related to the charter and use of aircraft owned by an affiliate of William Lyon.

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

Note 5 — Stockholders’ Equity

On September 20, 2001 the Company announced that the Company’s Board of Directors had authorized a program to repurchase up to 20% of the Company’s outstanding common shares. Under the plan, the stock will be purchased in the open market or privately negotiated transactions from time to time in compliance with Securities and Exchange Commission Rule 10b-18, subject to market conditions, applicable legal requirements and other factors. The timing and amounts of any purchases will be as determined by the Company’s management from time to time or may be suspended at any time or from time to time without prior notice, depending on market conditions and other factors they deem relevant. The repurchased shares may be held as treasury stock and used for general corporate purposes or cancelled. As of September 30, 2002, 416,400 shares had been purchased and retired under this program in the amount of $6,069,000. As of September 30, 2002, 401,900 shares had been purchased and held as treasury stock in the amount of $8,949,000. In October 2002, an additional 200,100 shares were purchased and held as treasury stock in the amount of $4,552,000.

During the three months ended September 30, 2002, an officer exercised options to purchase 3,333 shares of the Company’s common stock at a price of $8.6875 per share in accordance with the William Lyon Homes 2000 Stock Incentive Plan.

During the nine months ended September 30, 2002, certain officers and directors exercised options to purchase 99,004 shares of the Company’s common stock at a price of $8.6875 per share in accordance with the William Lyon Homes 2000 Stock Incentive Plan, 3,334 shares of the Company’s common stock at a price of $13.00 per share in accordance with the William Lyon Homes 2000 Stock Incentive Plan, 13,912 shares of the

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
(unaudited)

Company’s common stock at a price of $5.00 per share in accordance with the Company’s 1991 Stock Option Plan, as amended, and 7,998 shares of the Company’s common stock at a price of $14.375 per share in accordance with the Company’s 1991 Stock Option Plan, as amended.

During the nine months ended September 30, 2001, certain officers and directors exercised options to purchase 18,337 shares of the Company’s common stock at a price of $8.6875 per share in accordance with the William Lyon Homes 2000 Stock Incentive Plan.

Note 6—Commitments and Contingencies

The Company enters into purchase agreements with various land sellers. In some instances, and as a method of acquiring land in staged takedowns, minimizing the use of funds from the Company’s revolving credit facilities and other corporate financing sources and limiting the Company’s risk, the Company transfers its right in such purchase agreements to entities owned by third parties (land banking arrangements). These entities use equity contributions and/or incur debt to finance the acquisition and development of the lots. The entities grant the Company an option to acquire lots in staged takedowns. In consideration for this option, the Company makes a non-refundable deposit, typically less than 20% of the total purchase price. Additionally, the Company may be subject to other penalties if lots are not acquired. The Company is under no obligation to purchase the balance of the lots, but would forfeit remaining deposits and be subject to penalties if the lots were not purchased. The Company does not have legal title to these entities or their assets and has not guaranteed their liabilities. The financial statements of these entities are not consolidated with the Company’s consolidated financial statements. The deposits and penalties related to such land banking projects have been recorded in the accompanying balance sheet. These land banking arrangements help the Company manage the financial and market risk associated with land holdings. The use of these land banking arrangements is dependent on, among other things, the availability of capital to the option provider, general housing market conditions and geographic preferences. Summary information with respect to the Company’s land banking arrangements is as follows:

As of September 30, 2002
(unaudited)
(dollars in thousands)
Total number of land banking projects	5

Total number of lots	884

Total purchase price	$72,680

Balance of lots still under option and not purchased:
Number of lots	818

Purchase price	$71,041

Forfeited deposits and penalties if lots were not purchased	$14,778

On November 1, 2002, the Company entered into an additional land banking arrangement for a project totaling 336 lots for a purchase price of $16,694,000. All of the lots were still under option and not purchased at that date. The Company is under no obligation to purchase the lots, but, as of November 1, 2002, would forfeit $3,840,000 in deposits and penalties if the lots were not purchased.

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

Results of Operations

Overview and Recent Results

Selected financial and operating information for the Company and its unconsolidated joint ventures as of and for the periods presented is as follows:

	Three Months Ended September 30,
	2002			2001
	Company Wholly-owned	Unconsolidated Joint Ventures	Combined Total	Company Wholly-owned	Unconsolidated Joint Ventures	Combined Total
Selected Financial Information (dollars in thousands)
Homes closed	498	170	668	461	134	595

Home sales revenue	$176,351	$79,230	$255,581	$107,629	$63,774	$171,403
Cost of sales	(149,967)	(65,598)	(215,565)	(89,413)	(50,976)	(140,389)

Gross margin	$26,384	$13,632	$40,016	$18,216	$12,798	$31,014

Gross margin percentage	15.0%	17.2%	15.7%	16.9%	20.1%	18.1%

Number of homes closed
California	344	170	514	247	134	381
Arizona	63	—	63	76	—	76
Nevada	91	—	91	138	—	138

Total	498	170	668	461	134	595

Average sales price
California	$379,800	$466,100	$408,400	$273,500	$475,900	$344,700
Arizona	225,800	—	225,800	137,600	—	137,600
Nevada	345,700	—	345,700	214,600	—	214,600

Total	$354,100	$466,100	$382,600	$233,500	$475,900	$288,100

Number of net new home orders
California	201	190	391	199	153	352
Arizona	66	—	66	97	—	97
Nevada	42	—	42	101	—	101

Total	309	190	499	397	153	550

Average number of sales locations during period
California	13	10	23	14	14	28
Arizona	5	—	5	7	—	7
Nevada	3	—	3	6	—	6

Total	21	10	31	27	14	41

	As of September 30,
	2002			2001
	Company Wholly-owned	Unconsolidated Joint Ventures	Combined Total	Company Wholly-owned	Unconsolidated Joint Ventures	Combined Total
Backlog of homes sold but not closed at end of period
California	441	449	890	366	333	699
Arizona	154	—	154	161	—	161
Nevada	65	—	65	169	—	169

Total	660	449	1,109	696	333	1,029

Dollar amount of homes sold but not closed at end of period (dollars in thousands)
California	$188,949	$208,002	$396,951	$113,718	$149,677	$263,395
Arizona	33,008	—	33,008	28,792	—	28,792
Nevada	25,257	—	25,257	36,288	—	36,288

Total	$247,214	$208,002	$455,216	$178,798	$149,677	$328,475

Lots controlled at end of period
Owned lots
California	2,194	1,023	3,217	1,526	1,937	3,463
Arizona	1,018	—	1,018	519	171	690
Nevada	1,596	—	1,596	454	—	454

Total	4,808	1,023	5,831	2,499	2,108	4,607

Optioned lots(1)
California			2,987			2,600
Arizona			4,475			1,882
Nevada			54			442

Total			7,516			4,924

Total lots controlled
California			6,204			6,063
Arizona			5,493			2,572
Nevada			1,650			896

Total			13,347			9,531

(1)	Optioned lots may be purchased by the Company as wholly-owned projects or may be purchased by newly formed unconsolidated joint ventures.

	Nine Months Ended September 30,
	2002			2001
	Company Wholly-owned	Unconsolidated Joint Ventures	Combined Total	Company Wholly-owned	Unconsolidated Joint Ventures	Combined Total
Selected Financial Information (dollars in thousands)
Homes closed	1,211	424	1,635	1,212	384	1,596

Home sales revenue	$393,386	$196,541	$589,927	$278,252	$173,308	$451,560
Cost of sales	(337,088)	(165,579)	(502,667)	(231,977)	(140,373)	(372,350)

Gross margin	$56,298	$30,962	$87,260	$46,275	$32,935	$79,210

Gross margin percentage	14.3%	15.8%	14.8%	16.6%	19.0%	17.5%

Number of homes closed
California	736	424	1,160	656	384	1,040
Arizona	189	—	189	201	—	201
Nevada	286	—	286	355	—	355

Total	1,211	424	1,635	1,212	384	1,596

Average sales price
California	$372,100	$463,500	$405,500	$265,300	$451,300	$334,000
Arizona	210,400	—	210,400	142,200	—	142,200
Nevada	279,000	—	279,000	213,000	—	213,000

Total	$324,800	$463,500	$360,800	$229,600	$451,300	$282,900

Number of net new home orders
California	978	776	1,754	816	533	1,349
Arizona	225	—	225	282	—	282
Nevada	223	—	223	427	—	427

Total	1,426	776	2,202	1,525	533	2,058

Average number of sales locations during period
California	15	11	26	14	12	26
Arizona	7	—	7	6	—	6
Nevada	4	—	4	7	—	7

Total	26	11	37	27	12	39

On a combined basis, the number of net new home orders for the nine months ended September 30, 2002 increased 7% to 2,202 homes from 2,058 homes for the nine months ended September 30, 2001. The number of homes closed on a combined basis for the nine months ended September 30, 2002 increased 2% to 1,635 homes from 1,596 homes for the nine months ended September 30, 2001. On a combined basis, the backlog of homes sold but not closed as of September 30, 2002 was 1,109, up 8% from 1,029 homes a year earlier, and down 13% from 1,278 homes at June 30, 2002.

Homes in backlog are generally closed within three to six months. The dollar amount of backlog of homes sold but not closed on a combined basis as of September 30, 2002 was $455.2 million, up 39% from $328.5 million as of September 30, 2001 and down 8% from $492.9 million as of June 30, 2002. The cancellation rate of buyers who contracted to buy a home but did not close escrow at the Company’s projects was approximately 24% during 2001 and 17% during the nine months ended September 30, 2002. The inventory of completed and unsold homes was 25 homes as of September 30, 2002.

The Company believes that the increase in the number of net new home orders and the decrease in the cancellation rate during the first nine months of 2002, as described above, are indications of an improving economy in 2002 after the economic slow-down in the latter half of 2001 which had become more uncertain following the unprecedented and tragic events of September 11, 2001. In addition, in most of the markets in which the Company operates, the demand for housing exceeds the current supply of housing.

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

Comparison of Three Months Ended September 30, 2002 to Three Months Ended September 30, 2001

Operating revenue for the three months ended September 30, 2002 was $185.4 million, an increase of $75.9 million, or 69%, from operating revenue of $109.5 million for the three months ended September 30, 2001. Revenue from sales of homes increased $68.8 million, or 64%, to $176.4 million in the 2002 period from $107.6 million in the 2001 period. This increase was primarily due to an increase in the average sales price of wholly-owned homes due to product mix to $354,100 in the 2002 period from $233,500 in the 2001 period, along with an increase in the number of wholly-owned homes closed to 498 in the 2002 period from 461 in the 2001 period. Revenue from sale of lots, land and other sales was $6.6 million in the 2002 period with no corresponding amount for the 2001 period due to the bulk sale of 114 lots in the Company’s Arizona Division. Management fee income increased by $0.5 million to $2.4 million in the 2002 period from $1.9 million in the 2001 period primarily due to an increase in the number of unconsolidated joint venture units closed to 170 in the 2002 period from 134 in the 2001 period, offset by a decrease in the average sales prices for homes closed in the unconsolidated joint ventures to $466,100 in the 2002 period from $475,900 in the 2001 period.

Total operating income increased from $11.4 million in the 2001 period to $17.9 million in the 2002 period. The excess of revenue from sales of homes over the related cost of sales (gross margin) increased by $8.2 million to $26.4 million in the 2002 period from $18.2 million in the 2001 period primarily due to (i) an increase in the number of wholly-owned homes closed to 498 homes in the 2002 period from 461 homes in the 2001 period, and (ii) an increase in the average sales prices of wholly-owned homes due to product mix to $354,100 in the 2002 period from $233,500 in the 2001 period, offset by a decline in gross margin percentages of 1.9% to 15.0% in the 2002 period from 16.9% in the 2001 period. The decline in the period-over-period gross margin percentage reflects the impact of slower economic conditions experienced during the latter half of 2001. Sales and marketing expenses increased by $1.4 million to $6.0 million in the 2002 period from $4.6 million in the 2001 period primarily due to marketing fees paid to developers of master-planned communities and sales commissions. General and administrative expenses increased by $1.6 million to $10.0 million in the 2002 period from $8.4 million in the 2001 period, primarily as a result of an increase in accrued bonuses related to higher earnings. Equity in income of unconsolidated joint ventures amounting to $5.2 million was recognized in the 2002 period, up from $4.8 million in the comparable period for 2001, primarily as a result of an increase in the number of homes closed to 170 in the 2002 period from 134 in the 2001 period, offset by a decline in the gross margin percentages of 2.9% to 17.2% in the 2002 period from 20.1% in the 2001 period. The decline in period-over-period gross margin percentage reflects the impact of slower economic conditions experienced during the latter half of 2001.

Total interest incurred increased $0.8 million, or 14%, from $5.6 million in the 2001 period to $6.4 million in the 2002 period primarily as a result of an increase in the average principal balance of notes payable in the 2002 period compared to the 2001 period, offset by decreases in interest rates. All interest incurred was capitalized in the 2002 and 2001 periods.

Other income, net decreased to $1.1 million in the 2002 period from $1.8 million in the 2001 period primarily as a result of initial start-up losses realized by a golf course operation at one of the Company’s projects offset by increases in mortgage company operations.

As of December 31, 2000, the Company had substantial net operating loss carryforwards for federal tax purposes which were utilized to reduce taxable income during the year ended December 31, 2001. As a result of the reduction in the valuation allowance associated with such utilized net operating loss carryforwards, the Company’s overall effective tax rate for the three months ended September 30, 2001 was approximately 11.2%.

At December 31, 2001, the Company had net operating loss carryforwards for federal tax purposes of approximately $8.5 million, which expire in 2009. In addition, unused recognized built-in losses in the amount of $23.9 million are available to offset future income and expire between 2009 and 2011. The utilization of these losses is limited to $3.2 million of taxable income per year; however, any unused losses in any year may be carried forward for utilization in future years through 2011. The elimination during 2002 of the remaining valuation allowances for deferred tax assets reduces the Company’s estimated overall effective tax rate for the year ending December 31, 2002 from 39.2% to 26.7%. The Company’s ability to utilize the foregoing tax benefits will depend upon the amount of the Company’s future taxable income and may be limited under certain circumstances.

As a result of the foregoing factors, the Company’s net income increased from $11.7 million in the 2001 period to $13.8 million in the 2002 period.

Comparison of Nine Months Ended September 30, 2002 to Nine Months Ended September 30, 2001

Operating revenue for the nine months ended September 30, 2002 was $406.5 million, an increase of $116.2 million, or 40%, from operating revenue of $290.3 million for the nine months ended September 30, 2001. Revenue from sales of homes increased $115.1 million, or 41%, to $393.4 million in the 2002 period from $278.3 million in the 2001 period. This increase was primarily due to an increase in the average sales prices of wholly-owned homes due to product mix to $324,800 in the 2002 period from $229,600 in the 2001 period. Management fee income increased by $0.9 million to $5.9 million in the 2002 period from $5.0 million in the 2001 period primarily due to an increase in the number of unconsolidated joint venture units closed to 424 in the 2002 period from 384 in the 2001 period and an increase in the average sales prices for homes closed in the unconsolidated joint ventures to $463,500 in the 2002 period from $451,300 in the 2001 period.

Total operating income increased from $26.8 million in the 2001 period to $31.0 million in the 2002 period. The excess of revenue from sales of homes over the related cost of sales (gross margin) increased by $10.0 million to $56.3 million in the 2002 period from $46.3 million in the 2001 period primarily due to an increase in the average sales prices of wholly-owned homes due to product mix to $324,800 in the 2002 period from $229,600 in the 2001 period, offset by a decline in gross margin percentages of 2.3% to 14.3% in the 2002 period from 16.6% in the 2001 period. The decline in the period-over-period gross margin percentage reflects the impact of slower economic conditions experienced during the latter half of 2001. The Company recognized $7.1 million in operating revenues from lots, land and other sales (primarily two commercial land sales) in the 2001 period compared to $7.2 million in the 2002 period (primarily the bulk sale of 114 residential lots). The cost of sales related to such revenues increased from $4.4 million in the 2001 period to $7.6 million in the 2002 period. Sales and marketing expenses increased by $2.9 million to $15.9 million in the 2002 period from $13.0 million in the 2001 period primarily due to marketing fees paid to developers of master-planned communities and sales commissions. General and administrative expenses increased by $0.3 million to $25.6 million in the 2002 period from $25.3 million in the 2001 period, primarily as a result of an increase in accrued bonuses related to higher pre-tax earnings. Equity in income of unconsolidated joint ventures amounting to $10.7 million was recognized in the 2002 period, down from $12.1 million in the comparable period for 2001, primarily as a result of a decline in gross margin percentages of 3.2% to 15.8% in the 2002 period from 19.0% in the 2001 period. The decline in period-over-period gross margin percentage reflects the impact of slower economic conditions experienced during the latter half of 2001. During the nine months ended September 30, 2002, one of the joint ventures in which the Company is a member completed a land sale to the Company for $17.1 million resulting in a profit of approximately $3.5 million, all of which was allocated to the Company's outside partner as preferred return in accordance with the joint venture agreement.

Total interest incurred increased $0.8 million, or 5%, from $16.8 million in the 2001 period to $17.6 million in the 2002 period primarily as a result of an increase in the average principal balance of notes payable in the 2002 period compared to the 2001 period, offset by decreases in interest rates. All interest incurred was capitalized in the 2002 period while $0.2 million of interest incurred was expensed in the 2001 period.

Other income, net decreased to $1.6 million in the 2002 period from $4.1 million in the 2001 period primarily as a result of initial start-up losses realized by a golf course operation at one of the Company’s projects offset by increases in mortgage company operations.

As discussed above, the Company had substantial net operating loss carryforwards for federal tax purposes which were utilized to reduce taxable income during the year ended December 31, 2001. As a result of the reduction in the valuation allowance associated with such utilized net operating loss carryforwards, the Company’s overall effective tax rate for the nine months ended September 30, 2001 was approximately 10.8%.

As a result of the foregoing factors, the Company's net income decreased from $27.4 million in the 2001 period to $23.9 million in the 2002 period.

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

On August 16, 2002, the Company and certain of its subsidiaries filed a registration statement with the Securities and Exchange Commission with respect to the registration of $200 million in aggregate principal amount of senior notes proposed to be issued by William Lyon Homes, Inc., a wholly owned subsidiary of the Company, and guaranteed by the Company and certain of its other subsidiaries. As a result of market conditions and prevailing interest rates, the Company is continuing to evaluate whether or not to proceed with this note offering at this time. If these factors change, the Company may proceed with the offering. However, there can be no assurance that it will do so and if it does that it will be on the same terms and conditions described in the registration statement currently on file with the Securities and Exchange Commission.

The Company will in all likelihood be required to refinance the Senior Notes, the Revolving Credit Facilities and the other loans described below when they mature, and no assurances can be given that the Company will be successful in that regard.

Senior Notes

As of September 30, 2002, the outstanding balance under the Company’s Senior Notes was $70.3 million. On May 1, 2001, the Company completed a consent solicitation with respect to the Senior Notes and received consents from holders of $39.3 million of the then outstanding notes to extend the maturity date from July 1, 2001 to July 1, 2003 and to make certain amendments to the note covenants. Although the Company initially intended to accept consents from no more than 50% of holders, the Company elected to accept additional consents, as contemplated by the consent solicitation documents. The consenting holders received a consent fee of 4% of the principal balance. Subsequently, during May and June 2001, the Company also repurchased $31.4 million of the Senior Notes from non-consenting holders.

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

As of September 30, 2002, the outstanding Senior Notes with a face value of $70.3 million were valued at approximately the face value, in the opinion of the Company’s management.

Revolving Credit Facilities

As of September 30, 2002, the Company has three revolving credit facilities which have an aggregate maximum loan commitment of $215.0 million and mature at various dates. A $100.0 million revolving line of credit matures in September 2006, a $75.0 million bank revolving line of credit matures in June 2003 and a $40.0 million bank revolving line of credit initially “matures” in September 2004, after which the amounts available for borrowing begin to reduce. Each facility is secured by first deeds of trust on real estate for the specific projects funded by each respective facility and pledges of net sale proceeds and related property. Borrowings under the facilities are limited by the availability of sufficient real estate collateral, which is determined constantly throughout the facility period. The composition of the collateral borrowing base is limited to certain parameters in the facility agreement and is based upon the lesser of the direct costs of the real estate collateral (such as land, lots under development, developed lots or homes) or a percentage of the appraised value of the collateral, which varies depending upon the stage of construction. Repayment of advances is upon the earliest of the close of escrow of individual lots and homes within the collateral pool, the maturity date of individual lots and homes within the collateral pool or the facility maturity date. Also, each credit facility includes financial covenants, which may limit the amount that may be borrowed thereunder. Outstanding advances bear interest at various rates, which approximate the prime rate. As of September 30, 2002, $114.1 million was outstanding under these credit facilities, with a weighted-average interest rate of 4.869% at September 30, 2002, and the undrawn availability was $35.7 million as limited by the Company’s borrowing base calculation. The Company has provided an unsecured environmental indemnity in favor of the lender under the $75 million bank line of credit.

Under the revolving credit facilities, the Company is required to comply with a number of covenants, the most restrictive of which require the Company to maintain: (i) a tangible net worth, as defined of $120.0 million, adjusted upwards quarterly by 50% of the Company’s net income after March 31, 2002 and 75% of additional future equity offerings; (ii) a ratio of total liabilities to tangible net worth, each as defined, of less than 3.25 to 1.0; and (iii) minimum liquidity, as defined of at least $10.0 million. These facilities include a number of other covenants with respect to such matters as the posting of cash or letters of credit in certain circumstances, the application or deposit of excess net sales proceeds, maintenance of specified ratios, limitations on investments in joint ventures, maintenance of fixed charge coverages, stock ownership changes, and lot ownership.

Unsecured Revolving Line

Effective March 8, 2001 the Company obtained an unsecured revolving line of credit with a commercial bank in the amount of $10.0 million. The Unsecured Revolving Line bears interest at prime plus 1% and matures in June 2003. The Unsecured Revolving Line includes financial covenants which may limit the amount which may be borrowed thereunder. As of September 30, 2002, $8.0 million was outstanding under the Unsecured Revolving Line.

Construction Notes Payable

At September 30, 2002, the Company had construction notes payable amounting to $24.7 million related to various real estate projects. The notes are due as units close or at various dates on or before June 11, 2004 and bear interest at rates of prime plus 0.25% to 14%, with a weighted-average rate of 6.418% at September 30, 2002.

Seller Financing

Another source of financing available to the Company is seller-provided financing for land acquired by the Company. At September 30, 2002, the Company had $60.3 million of notes payable outstanding related to land acquisitions for which seller financing was provided. The notes are due at various dates through July 1, 2005 and bear interest at rates ranging from prime plus 1.0% to 12.5%, with a weighted-average rate of 8.084% at September 30, 2002.

Revolving Mortgage Warehouse Credit Facility

The Company has a $20.0 million revolving mortgage warehouse credit facility with a bank to fund its mortgage origination operations, $15.0 million of which is committed (lender obligated to lend if stated conditions are satisfied and $5.0 million of which is not committed (lender advances are optional even if stated conditions are otherwise satisfied). Mortgage loans are generally held for a short period of time and are typically sold to investors within 7 to 15 days following funding. Borrowings are secured by the related mortgage loans held for sale. At September 30, 2002 the outstanding balance was $9.1 million. The facility, which has a current maturity date of June 30, 2003, also contains financial covenants requiring the Company’s mortgage company subsidiary to maintain a combined tangible net worth, as defined, of at least $1.5 million, a combined net worth, as defined, meeting or exceeding the greater of $1.5 million and 5% of combined total liabilities, as defined, and maximum liquidity, as defined, meeting or exceeding $1.0 million. This facility is non-recourse and is not guaranteed by the Company.

Land Banking Arrangements

The Company enters into purchase agreements with various land sellers. In some instances, and as a method of acquiring land in staged takedowns, minimizing the use of funds from the Company’s revolving credit facilities and other corporate financing sources and limiting the Company’s risk, the Company transfers its right in such purchase agreements to entities owned by third parties (land banking arrangements). These entities use equity contributions and/or incur debt to finance the acquisition and development of the lots. The entities grant the Company an option to acquire lots in staged takedowns. In consideration for this option, the Company makes a non-refundable deposit, typically less than 20% of the total purchase price. Additionally, the Company may be subject to other penalties if lots are not acquired. The Company is under no obligation to purchase the balance of the lots, but would forfeit remaining deposits and be subject to penalties if the lots were not purchased. The Company does not have legal title to these entities or their assets and has not guaranteed their liabilities. The financial statements of these entities are not consolidated with the Company’s consolidated financial statements. The deposits and penalties related to such land banking projects have been recorded in the accompanying balance sheet. These land banking arrangements help the Company manage the financial and market risk associated with land holdings. The use of these land banking arrangements is dependent on, among other things, the availability of capital to the option provider, general housing market conditions and geographic preferences. Summary information with respect to the Company’s land banking arrangements is as follows:

As of September 30, 2002
(unaudited)
(dollars in thousands)
Total number of land banking projects	5

Total number of lots	884

Total purchase price	$72,680

Balance of lots still under option and not purchased:
Number of lots	818

Purchase price	$71,041

Forfeited deposits and penalties if lots were not purchased	$14,778

On November 1, 2002, the Company entered into an additional land banking arrangement for a project totaling 336 lots for a purchase price of $16.7 million. All of the lots were still under option and not purchased at that date. The Company is under no obligation to purchase the lots, but, as of November 1, 2002, would forfeit $3.8 million in deposits and penalties if the lots were not purchased.

Joint Venture Financing

As of September 30, 2002, the Company is a general partner or member in 12 active joint ventures involved in the development and sale of residential projects. These joint ventures are 50% or less owned by and not controlled by the Company and, accordingly, the financial statements of such joint ventures are not consolidated with the Company’s financial statements. The Company’s investments in unconsolidated joint ventures are accounted for using the equity method. Income allocations and cash distributions to the Company from the unconsolidated joint ventures are based on predetermined formulas between the Company and its joint venture partners as specified in the applicable partnership or operating agreements. See Note 2 of “Notes to Consolidated Financial Statements” for condensed combined financial information for these joint ventures. Based upon current estimates, substantially all future development and construction costs incurred by the joint ventures will be funded by the Company’s venture partners or from the proceeds of construction financing obtained by the joint ventures.

As of September 30, 2002, the Company’s investment in and advances to such joint ventures was $40.9 million and its venture partners’ investment in such joint ventures was $74.7 million. In addition, seven joint ventures have obtained financing from construction lenders which amounted to $94.4 million at September 30, 2002. All of the joint ventures that have obtained such financing are in the form of limited partnerships of which the Company is the general partner. While historically all liabilities of these partnerships have been satisfied out of the assets of such partnerships and while the Company believes that this will continue in the future, the Company, as general partner, is potentially responsible for all liabilities and indebtedness of these partnerships. In addition, the Company has provided unsecured environmental indemnities to some of the lenders who provide loans to the partnerships. The Company has also provided completion guarantees and repayment guarantees for some of the limited partnerships under their credit facilities. The repayment guarantees only become effective upon repayment of the Company’s outstanding 12 1/2% Senior Notes.

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

During the three months ended September 30, 2002, one of the Company’s existing unconsolidated joint ventures (“Existing Venture”) was restructured such that the Company is required to purchase the 538 lots owned by the Existing Venture on a specified takedown basis through October 15, 2003 at a purchase price equal to the future cost of such lots including a 20% preferred return on invested capital to the outside partner of the Existing Venture (estimated to be $178.6 million, including an estimated preferred return of $36.9 million). During the three months ended September 30, 2002, the first 242 lots were purchased from the Existing Venture for $62.5 million, which includes a $12.5 million preferred return to the outside partner of the Existing Venture. The 242 lots were purchased by a newly formed joint venture (“New Venture”) between the Company and an outside partner. The Company is required to purchase the 242 lots owned by the New Venture on a specified takedown basis through May 15, 2004 at a purchase price equal to $74.2 million plus a 13 1/2% preferred return on invested capital to the outside partner of the New Venture. Because the Company is required to purchase the lots owned by both the Existing Venture and the New Venture, and the Company now controls both ventures, the financial statements of both ventures have been consolidated with the Company’s financial statements as of September 30, 2002, including real estate inventories of $112.5 million and minority interest in consolidated joint ventures of $85.3 million. The intercompany sale and related profit from the 242 lots have been eliminated in consolidation.

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

Cash Flows — Comparison of Nine Months Ended September 30, 2002 to Nine Months Ended September 30, 2001

Net cash used in operating activities decreased to $54.2 million in the 2002 period from $64.7 million in the 2001 period. The change was primarily as a result of decreased expenditures in real estate inventories in the 2002 period.

Net cash provided by investing activities was $21.8 million in the 2002 period and net cash used in investing activities was $3.8 million in the 2001 period. The change was primarily as a result of increased net cash received from unconsolidated joint ventures and mortgage notes receivable in the 2002 period.

Net cash provided by financing activities decreased to $25.2 million in the 2002 period from $59.6 million in the 2001 period primarily as a result of decreased net borrowings on notes payable and the purchase of the Company’s common stock during the 2002 period.

Description of Projects

The Company’s homebuilding projects usually take two to five years to develop. The following table presents project information relating to each of the Company’s homebuilding divisions as of September 30, 2002.

Project (County) Product	Year of First Delivery	Estimated Number of Homes at Completion(1)	Units Closed as of September 30, 2002	Backlog at September 30, 2002(2)(3)	Lots Owned as of September 30, 2002(4)	Homes Closed for the Nine Months Ended September 30, 2002	Sales Price Range(5)

SOUTHERN CALIFORNIA
Wholly-owned:
Orange County
Andover—West Irvine	2001	138	113	25	25	40	$299,000 – 331,000
Terraza at Vista del Verde, Yorba Linda	2001	106	69	32	37	46	$565,000 – 615,000
Monticello, Irvine	2002	112	64	36	48	64	$325,000 – 390,000
Montellano at Talega, San Clemente	2002	61	12	32	49	12	$950,000 – 1,030,000
Sterling Glen, Ladera Ranch	2002	102	63	36	39	63	$502,000 – 535,000
Davenport, Ladera Ranch	2003	163	0	0	163	0	$282,000 – 320,000
Weatherhaven, Ladera Ranch	2002	71	0	9	71	0	$440,000 – 505,000
Laurel at Quail Hill, Irvine	2003	83	0	0	21	0	$453,000 – 493,000
Linden at Quail Hill, Irvine	2003	100	0	0	18	0	$470,000 – 515,000
Riverside County
Providence Ranch, Corona	2002	97	92	0	5	0	$270,000 – 280,000
Providence Ranch North, Corona	2002	83	37	45	46	37	$246,000 – 300,000
Ventura County
Cantada, Oxnard	2002	113	108	5	5	81	$343,000 – 363,000

Total wholly-owned		1,229	558	220	527	343

Unconsolidated joint ventures:
Orange County
Reston, Ladera Ranch	2000	117	117	0	0	15	$365,000 – 425,000
Hampton Road, Ladera Ranch	2000	82	81	0	1	18	$447,000 – 477,000
Compass Pointe, San Clemente	2000	92	92	0	0	11	$540,000 – 575,000
Avalon, Huntington Beach	2000	113	113	0	0	4	$460,000 – 490,000
Beachside, Huntington Beach	2001	86	52	32	34	45	$620,000 – 640,000
Ventura County
Quintana, Thousand Oaks	2001	90	39	33	51	31	$555,000 – 650,000
Coronado, Oxnard	2002	110	33	37	77	33	$435,000 – 460,000
Cantabria, Oxnard	2002	87	33	45	54	33	$350,000 – 370,000
Los Angeles County
Toscana, Moorpark	2002	70	0	43	70	0	$488,000 – 523,000
Westridge, Valencia	2003	87	0	0	87	0	$620,000 – 770,000

Total unconsolidated joint ventures		934	560	190	374	190

Southern California Region Total		2,163	1,118	410	901	533

Project (County) Product	Year of First Delivery	Estimated Number of Homes at Completion(1)	Units Closed as of September 30, 2002	Backlog at September 30, 2002(2)(3)	Lots Owned as of September 30, 2002(4)	Homes Closed for the Nine Months Ended September 30, 2002	Sales Price Range(5)

NORTHERN CALIFORNIA
Wholly-owned:
San Joaquin County
Lyon Villas, Tracy	1999	135	105	24	30	21	$270,000 – 310,000
Lyon Estates, Tracy	1997	120	90	0	30	7	$291,000 – 327,000
Lyon Ironwood, Lathrop	2000	116	115	1	1	34	$209,000 – 263,000
Lyon Estates at Stonebridge, Lathrop	2001	103	53	38	31	30	$275,000 – 315,000
Contra Costa County
Lyon Rhapsody, Brentwood	2001	81	74	7	7	31	$239,000 – 298,000
Olde Ivy, Brentwood	2003	77	0	0	77	0	$285,000 – 328,000
Heartland, Brentwood	2003	75	0	0	75	0	$288,000 – 328,000
Gables, Brentwood	2003	100	0	0	100	0	$298,000 – 378,000
The Bluffs, Hercules	2003	70	0	0	70	0	$576,000 – 641,000
The Shores, Hercules	2003	99	0	0	99	0	$531,000 – 591,000
Overlook, Hercules	2003	133	0	0	133	0	$465,000 – 525,000
Sacramento County
Lyon Palazzo, Natomas	2001	100	65	35	35	27	$273,000 – 322,000
Santa Clara County
The Ranch at Silver Creek, San Jose	2003	538	0	0	538	0
Stanislaus County
Lyon Seasons, Modesto	2002	71	16	32	55	16	$277,000 – 336,000

Total wholly-owned		1,818	518	137	1,281	166

Unconsolidated joint ventures:
Contra Costa County
Lyon Ridge, Antioch	1999	127	127	0	0	1	$348,000 – 407,000
Lyon Tierra, San Ramon	2001	46	46	0	0	15	$463,000 – 501,000
Lyon Dorado, San Ramon	2001	54	39	15	15	18	$788,000 – 1,003,000
Solano County
Cascade/Paradise Valley, Fairfield	2003	9	0	0	9	0	$586,000 – 626,000
Brook, Fairfield	2001	121	71	49	50	48	$312,000 – 359,000
Falls, Fairfield	2001	102	72	29	30	37	$321,000 – 409,000
El Dorado County
Lyon Casina, El Dorado Hills	2001	123	21	43	102	14	$319,000 – 377,000
Lyon Prima, El Dorado Hills	2001	137	20	23	117	15	$366,000 – 433,000

Total unconsolidated joint ventures		719	396	159	323	148

Northern California Region Total		2,537	914	296	1,604	314

Project (County) Product	Year of First Delivery	Estimated Number of Homes at Completion(1)	Units Closed as of September 30, 2002	Backlog at September 30, 2002(2)(3)	Lots Owned as of September 30, 2002(4)	Homes Closed for the Nine Months Ended September 30, 2002	Sales Price Range(5)

SAN DIEGO
Wholly-owned:
Riverside County
Horsethief Canyon Ranch Series “400”, Corona	1995	554	518	30	36	62	$240,000 – 307,000
Horsethief Canyon Ranch Series “500”, Corona	1995	445	445	0	0	35	$239,000 – 257,000
Vail Ranch, Temecula	2000	152	152	0	0	1	$196,000 – 213,000
Sycamore Ranch, Fallbrook	1997	195	141	24	54	24	$409,000 – 571,000
Three Sisters, Corona	2003	274	0	0	96	0	$353,000 – 448,000
Willow Glen, Temecula	2003	74	0	0	74	0
Tessera, Beaumont	2003	138	0	0	42	0
San Diego County
The Groves, Escondido	2001	93	40	23	42	37	$360,000 – 376,000
The Orchards, Escondido	2002	78	22	7	27	22	$368,000 – 401,000
Vineyards, Escondido	2002	75	0	0	13	0	$376,000 – 416,000
Meadows, Escondido	2003	42	0	0	2	0	$378,000 – 428,000
Loma Real, San Marcos	2000	87	87	0	0	18	$403,000 – 446,000
Los Reyes, San Marcos	2000	68	68	0	0	28	$445,000 – 470,000

Total wholly-owned		2,275	1,473	84	386	227

Unconsolidated joint ventures:
Mendocino Trails, Chula Vista	2001	83	83	0	0	38	$260,000 – 271,000
Providence, San Diego	2001	123	53	33	70	48	$577,000 – 617,000
Tanglewood, San Diego	2002	161	0	40	161	0	$332,000 – 362,000
Summerwood, San Diego	2002	95	0	27	95	0	$365,000 – 397,000

Total unconsolidated joint ventures		462	136	100	326	86

San Diego Region Total		2,737	1,609	184	712	313

ARIZONA
Wholly-owned:
Maricopa County
Sage Creek—Encanto, Avondale	2000	176	173	3	3	10	$110,000 – 123,000
Sage Creek—Arcadia, Avondale	2000	167	161	6	6	58	$137,000 – 160,000
Sage Creek—Solano, Avondale	2000	82	82	0	0	23	$170,000 – 191,000
Mesquite Grove—Parada, Chandler	2001	112	27	40	85	25	$184,000 – 227,000
Mesquite Grove—Estates, Chandler	2001	93	23	24	70	21	$286,000 – 321,000
Power Ranch, Gilbert	2001	103	38	23	65	35	$176,000 – 234,000
Tramonto, Phoenix	2001	76	17	29	59	15	$188,000 – 251,000
Country Place, Tolleson	2001	115	4	29	58	2	$116,000 – 138,000
Mountaingate, Surprise	2002	672	0	0	672	0

Arizona Region Total		1,596	525	154	1,018	189

Project (County) Product	Year of First Delivery	Estimated Number of Homes at Completion(1)	Units Closed as of September 30, 2002	Backlog at September 30, 2002(2)(3)	Lots Owned as of September 30, 2002(4)	Homes Closed for the Nine Months Ended September 30, 2002	Sales Price Range(5)

NEVADA
Wholly-owned:
Clark County
Montecito Tesoro, Las Vegas	2000	121	121	0	0	1	$164,000 – 181,000
Montecito Classico, Las Vegas	2000	100	100	0	0	28	$192,000 – 227,000
Glenleigh Gardens at Summerlin, Las Vegas	2000	96	96	0	0	22	$246,000 – 276,000
Springfield at Summerlin, Las Vegas	2001	85	85	0	0	41	$208,000 – 228,000
Topaz Ridge at Summerlin, Las Vegas	2002	89	25	22	21	25	$532,000 – 590,000
Stallion Mountain, Las Vegas	2001	116	116	0	0	60	$157,000 – 179,000
Fairfield at Summerlin, Las Vegas	2001	89	71	14	18	62	$287,000 – 310,000
Annendale, North Las Vegas	2001	194	51	29	143	47	$163,000 – 186,000
Santalina at Summerlin, Las Vegas	2002	74	0	0	74	0	$235,000 – 263,000
Encanto at Summerlin, Las Vegas	2002	79	0	0	79	0	$309,000 – 341,000
Calimesa, North Las Vegas	2002	90	0	0	90	0	$149,000 – 171,000
Iron Mountain, Las Vegas	2002	70	0	0	70	0	$295,000 – 330,000
Vista Verde, Las Vegas	2003	122	0	0	122	0	$225,000 – 255,000
Miraleste, Las Vegas	2003	122	0	0	122	0	$300,000 – 330,000
East 40 Acres, North Las Vegas	2003	140	0	0	140	0	$157,000 – 180,000
North 40 Acres, North Las Vegas	2003	209	0	0	209	0	$144,000 – 171,000
South 20 Acres, North Las Vegas	2003	144	0	0	144	0	$165,000 – 191,000
West 40 Acres, North Las Vegas	2003	364	0	0	364	0	$129,000 – 152,000

Nevada Region Total		2,304	665	65	1,596	286

Grand Totals:
Wholly-owned		9,222	3,739	660	4,808	1,211
Unconsolidated joint ventures		2,115	1,092	449	1,023	424

		11,337	4,831	1,109	5,831	1,635

(1)	The estimated number of homes to be built at completion is subject to change, and there can be no assurance that the Company will build these homes.
(2)	Backlog consists of homes sold under sales contracts that have not yet closed, and there can be no assurance that closings of sold homes will occur.
(3)	Of the total homes subject to pending sales contracts as of September 30, 2002, 1,023 represent homes completed or under construction and 86 represent homes not yet under construction.
(4)	Lots owned as of September 30, 2002 include lots in backlog at September 30, 2002.
(5)	Sales price range reflects base price only and excludes any lot premium, buyer incentive and buyer selected options, which vary from project to project.

Net Operating Loss Carryforwards

        As of December 31, 2000, the Company had substantial net operating loss carryforwards for Federal tax purposes which were utilized to reduce taxable income during the year ended December 31, 2001. As a result of the reduction in the valuation allowance associated with such utilized net operating loss carryforwards, the Company’s overall effective tax rate for the three and nine months ended September 30, 2001 was approximately 11.2% and 10.8%, respectively. At December 31, 2001, the Company had net operating loss carryforwards for Federal tax purposes of approximately $8.5 million which expire in 2009. In addition, unused recognized built-in losses in the amount of $23.9 million are available to offset future income and expire between 2009 and 2011. The utilization of these losses is limited to $3.2 million of taxable income per year; however, any unused losses in any year may be carried forward for utilization in future years through 2011. The elimination during 2002 of the remaining valuation allowances for deferred tax assets reduces the Company’s estimated overall effective tax rate for the year ending December 31, 2002 from 39.2% to 26.7%. The Company’s ability to utilize the foregoing tax benefits will depend upon the amount of its future taxable income and may be limited under certain circumstances.

Although the Company’s certificate of incorporation includes transfer restrictions intended to help reduce the risk of an ownership change, transactions could have occurred or may potentially occur that would severely limit the Company’s ability to use the tax benefits associated with its net operating loss carryforwards. The Company learned that one stockholder unknowingly violated the transfer restrictions. The stockholder divested itself of the requisite number of shares in February and March, 2002 so that it was no longer out of compliance with the Company’s certificate of incorporation. Pursuant to the Company’s certificate of incorporation, the transfer restrictions terminated on November 11, 2002.

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

Critical Accounting Polices

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and costs and expenses during the reported period. On an on-going basis, management evaluates its estimates and judgments, including those which impact its most critical accounting policies. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, the Company’s most critical accounting policies are real estate inventories and cost of sales; impairment of real estate inventories; and sales and profit recognition. Since December 31, 2001, there have been no changes in the Company’s most critical accounting policies and no material changes in the assumptions and estimates.

Recently Issued Accounting Standards

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

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement No. 142”), effective for fiscal years beginning after December 15, 2001. Under the new rule, goodwill is no longer amortized but is subject to impairment tests in accordance with Statement No. 142. The Company performed its first required annual impairment test of goodwill as of January 1, 2002 and determined that goodwill was not impaired. As of September 30, 2002, there have been no indicators of impairment related to the Company’s goodwill.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company’s Annual Report on Form 10-K for the year ended December 31, 2001 includes detailed disclosure about quantitative and qualitative disclosures about market risk. Quantitative and qualitative disclosures about market risk have not materially changed since December 31, 2001.

Item 4.    Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, which was completed within 90 days of the filing date of this Form 10-Q, the Company’s principal executive officer and principal financial officer, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

WILLIAM LYON HOMES

PART II.    OTHER INFORMATION

Items 1, 2, 3, 4 and 5.

Not applicable.

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit No.	Description

10.1
Agreement to Modify Loan Agreement, Promissory Note and Deed of Trust dated as of September 18, 2002 by and between William Lyon Homes, Inc., a California corporation (“Borrower”), and California Bank & Trust, a California banking corporation (“Lender”).

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

Date: November 5, 2002	By:	/s/ MICHAEL D. GRUBBS
MICHAEL D. GRUBBS Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: November 5, 2002	By:	/s/ W. DOUGLASS HARRIS
W. DOUGLASS HARRIS Vice President, Corporate Controller (Principal Accounting Officer)

CERTIFICATIONS

I, William Lyon, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of William Lyon Homes;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 5, 2002

By:	/s/ WILLIAM LYON
William Lyon Chief Executive Officer

I, Michael D. Grubbs, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of William Lyon Homes;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 5, 2002

By:	/s/ MICHAEL D. GRUBBS
Michael D. Grubbs Senior Vice President, Chief Financial Officer and Treasurer