Form 10-K
period 2002-12-31
WILLIAM LYON HOMES
filed 2003-02-25
CIK 1095996

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-18001

WILLIAM LYON HOMES

(Exact name of registrant as specified in its charter)

Delaware	33-0864902
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

4490 Von Karman Avenue

Newport Beach, California 92660

(Address of principal executive offices)

Registrant’s telephone number, including area code: (949) 833-3600

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.01 per share	New York Stock Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  YES  ☒  NO  ☐.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 14, 2003 was $93,880,139. (This calculation assumes that all officers and directors of the Company are affiliates.)

The number of shares of Common Stock outstanding as of February 14, 2003 was 9,728,747 .

DOCUMENTS INCORPORATED BY REFERENCE

None

WILLIAM LYON HOMES

i

PART I

Item 1.    Business

General

William Lyon Homes, a Delaware corporation, and subsidiaries (the “Company”) are primarily engaged in the design, construction and sale of single family detached and attached homes in California, Arizona and Nevada. Since the founding of the Company’s predecessor in 1956, the Company and its unconsolidated subsidiaries have sold over 56,000 homes. The Company conducts its homebuilding operations through five geographic divisions (Southern California, San Diego, Northern California, Arizona and Nevada) including both wholly-owned projects and projects being developed in unconsolidated joint ventures. The Company believes that it is one of the largest homebuilders in California in terms of both sales and homes delivered in 2002. For 2002, approximately 75% of the Company’s home closings were derived from its California operations. In 2002, the Company and its unconsolidated joint ventures had combined revenues of $993.1 million and delivered 2,522 homes.

The Company designs, constructs and sells a wide range of homes designed to meet the specific needs of each of its markets, although it primarily emphasizes sales to the entry-level and move-up home buyer markets. At December 31, 2002, the Company marketed its homes through 36 sales locations in both its wholly-owned projects and projects being developed in unconsolidated joint ventures. In 2002, the average sales price for homes delivered was $379,200, with base sales prices ranging from $110,000 to $1,035,000.

As of December 31, 2002, the Company and its unconsolidated joint ventures owned approximately 6,110 lots (including 1,439 in unconsolidated joint ventures) and had options to purchase an additional 7,613 lots, substantially all of which are entitled. As used in this Annual Report on Form 10-K, “entitled” land has a development agreement and/or vesting tentative map, or a final recorded plat or map from the appropriate county or city government. Development agreements and vesting tentative maps generally provide for the right to develop the land in accordance with the provisions of the development agreement or vesting tentative map unless an issue arises concerning health, safety or general welfare. The Company’s sources of developed lots for its homebuilding operations are (1) development of master-planned communities, primarily through unconsolidated joint ventures at the current time, and (2) purchase of smaller projects with shorter life cycles (merchant homebuilding). The Company estimates that its current inventory of land is adequate to supply its homebuilding operations at current operating levels for approximately 2 years.

As of December 31, 2002, the Company and certain of its subsidiaries are general partners or members in 16 active joint ventures involved in the development and sale of residential projects. Such joint ventures are 50% or less owned by the Company and not controlled by the Company and, accordingly, the financial statements of such joint ventures are not consolidated with the Company’s financial statements. The Company’s investments in unconsolidated joint ventures are accounted for using the equity method. Income allocations and cash distributions to the Company are based on predetermined formulas between the Company and the joint venture partners as specified in the applicable partnership or operating agreements. The Company generally receives, after partners’ priority returns and return of partners’ capital, approximately 50% of the profits and cash flows from joint ventures. See Notes 1 and 4 of “Notes to Consolidated Financial Statements” for information with respect to a recently adopted accounting interpretation which could require the consolidation of assets, liabilities and operations of certain of the Company’s joint venture and land banking arrangements and for condensed combined financial information for these joint ventures. Based upon current estimates, substantially all future development and construction costs incurred by the joint ventures will be funded by the Company’s joint venture partners or from the proceeds of construction financing obtained by the joint ventures.

The Company will continue to utilize its current inventory of lots and future land acquisitions to conduct its operating strategy which consists of: (i) focusing on high growth core markets; (ii) maintaining conservative financial position and improving its credit profile; (iii) acquiring strong land positions through disciplined acquisition strategies; (iv) maintaining a low cost structure; and (v) leveraging an experienced management with significant equity ownership.

The Company had total consolidated revenues from operations of $613.3 million, $468.2 million and $417.3 million for the years ended December 31, 2002, 2001 and 2000, respectively. Homes closed by the Company, including unconsolidated joint ventures, were 2,522, 2,566 and 2,666 for the years ended December 31, 2002, 2001 and 2000, respectively. Including unconsolidated joint ventures, the Company’s dollar amount of backlog of homes sold but not closed as of December 31, 2002, was $259.1 million, a 47% increase over the $176.5 million as of December 31, 2001. The cancellation rate of buyers who contracted to buy a home but did not close escrow was approximately 19% during 2002 and 24% during 2001.

The Company’s operations are dependent to a significant extent on debt financing and on joint venture financing. The Company’s principal credit sources are its 12 1/2% Senior Notes, secured revolving credit facilities, unsecured revolving credit line, project construction loans, seller-provided financing, and land banking transactions. At December 31, 2002, the outstanding principal amount of the 12 1/2% Senior Notes was $70.3 million. The secured revolving credit facilities are revolving lines of credit with a maximum commitment of $225.0 million at December 31, 2002 which increased to $275.0 million in January 2003. However, the credit facilities have limitations on the amounts that can be borrowed at any time based on assets which are included in the credit facilities and the specified borrowings permitted under borrowing base calculations. The secured revolving credit facilities are secured by substantially all of the Company’s assets. At December 31, 2002, the outstanding principal amount under the secured revolving credit facilities was $118.1 million. The Company’s mortgage subsidiary has a $20 million revolving credit facility to fund its mortgage operations, of which $18.1 million was outstanding at December 31, 2002. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition and Liquidity” and Note 5 of “Notes to Consolidated Financial Statements.”

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

The following table sets forth sales from real estate operations attributable to each of the Company’s homebuilding divisions during the preceding three fiscal years:

	Year Ended December 31,
	2002		2001		2000
	Dollar Amount	% of Total	Dollar Amount	% of Total	Dollar Amount	% of Total

	(Dollars in Thousands)
Wholly-owned
Southern California(1)	$232,868	24%	$118,611	15%	$107,249	14%
San Diego(2)	115,843	12%	117,652	15%	90,137	12%
Northern California(3)	84,679	9%	75,108	10%	111,026	14%
Arizona(4)	65,571	7%	46,262	6%	26,309	3%
New Mexico(5)	—	—	—	—	6,011	1%
Nevada(6)	103,449	11%	101,423	13%	66,134	8%

	602,410	63%	459,056	59%	406,866	52%

Unconsolidated joint ventures
Southern California(1)	167,518	16%	156,336	20%	112,233	14%
San Diego(2)	90,843	9%	49,748	6%	116,048	15%
Northern California(3)	121,415	12%	115,385	15%	146,571	19%

	379,776	37%	321,469	41%	374,852	48%

Combined
Southern California(1)	400,386	40%	274,947	35%	219,482	28%
San Diego(2)	206,686	21%	167,400	21%	206,185	27%
Northern California(3)	206,094	21%	190,493	25%	257,597	33%
Arizona(4)	65,571	7%	46,262	6%	26,309	3%
New Mexico(5)	—	—	—	—	6,011	1%
Nevada(6)	103,449	11%	101,423	13%	66,134	8%

	$982,186	100%	$780,525	100%	$781,718	100%

(1)	The Southern California Division consists of operations in the counties of Los Angeles, Orange, and Ventura and a portion of Riverside County.

(2)	The San Diego Division consists of operations in San Diego County and a portion of Riverside County.

(3)	The Northern California Division consists of operations in Contra Costa, El Dorado, Santa Clara, Sacramento, San Joaquin, Solano, Placer and Stanislaus Counties.

(4)	The Arizona Division consists of operations in the Phoenix area.

(5)	The New Mexico Division consisted of operations in Albuquerque and Santa Fe. The Company ceased its operations in New Mexico in mid-2000.

(6)	The Nevada Division consists of operations in the Las Vegas area.

For financial information concerning segments, see the “Consolidated Financial Statements” and Note 1 of “Notes to Consolidated Financial Statements.”

LAND ACQUISITION AND DEVELOPMENT

As of December 31, 2002, the Company and its unconsolidated subsidiaries controlled 13,723 lots. Of these lots, 6,110 were owned and entitled.

The Company estimates that its current inventory of land owned is adequate to supply its homebuilding operations at current operating levels for approximately two years.

The Company uses a land acquisition team, which includes members of its senior management, to manage the risks associated with land ownership and development. It is the Company’s policy that land can be purchased or sold only with the prior approval of senior management. The Company’s land acquisition strategy has been to undertake projects with shorter life-cycles in order to reduce development and market risk while maintaining an inventory of owned lots sufficient for construction of homes over a two-year period. The Company’s strategy consists of the following elements:

➢	Completing due diligence prior to committing to acquire land;

➢	Reviewing the status of entitlements and other governmental processing to mitigate zoning and other development risk;

➢	Focusing on land as a component of a home’s cost structure, rather than on the land’s speculative value;

➢	Limiting land acquisition size to reduce investment levels in any one project where possible;

➢	Utilizing option, joint ventures and other non-capital intensive structures to control land where feasible;

➢	Funding land acquisitions whenever possible with non-recourse seller financing;

➢	Employing centralized control of approval over all land transactions;

➢	Expanding homebuilding operations in the Southwest, particularly in the Company’s long established markets of California and Arizona and in Nevada, where it entered the market in 1995; and

➢	Diversifying with respect to geography, markets and product types.

Prior to committing to the acquisition of land, the Company conducts feasibility studies covering pertinent aspects of the proposed commitment. These studies may include a variety of elements from technical aspects such as title, zoning, soil and seismic characteristics, to marketing studies that review population and employment trends, schools, transportation access, buyer profiles, sales forecasts, projected profitability, cash requirements, and assessment of political risk and other factors. Prior to acquiring land, the Company considers assumptions concerning the needs of the targeted customer and determines whether the underlying land price enables the Company to meet those needs at an affordable price. Before purchasing land the Company attempts to project the commencement of construction and sales over a reasonable time period. The Company utilizes outside architects and consultants, under close supervision, to help review acquisitions and design products.

In January 2003, the Company and two unaffiliated parties formed a limited liability company for the purpose of acquiring three parcels of land totaling 236 acres in Irvine and Tustin, California (formerly part of the Tustin Marine Corps Air Station) and developing the land into 1,910 residential homesites. This unique acquisition is positioned to deliver homes in multiple product segments in what the Company believes is one of the highest demand and supply constrained markets in the country. Upon completion of the development, the Company has the obligation under certain specific conditions to purchase approximately one-half of the homesites. It is anticipated that homebuilding activities and first deliveries will begin in 2005. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition and Liquidity” for more information relating to this transaction and related financing.

HOMEBUILDING AND MARKET STRATEGY

The Company currently has a wide variety of product lines which enables it to meet the specific needs of each of its markets. Although the Company primarily emphasizes sales to the entry-level and move-up home markets, it believes that this diversified product strategy enables it to best serve a wide range of buyers and adapt quickly to a variety of market conditions. In order to reduce exposure to local market conditions, the Company’s sales locations are geographically dispersed. At December 31, 2002, the Company had 36 sales locations.

Because the decision as to which product to develop is based on the Company’s assessment of market conditions and the restrictions imposed by government regulations, homestyles and sizes vary from project to project. The Company’s attached housing ranges in size from 1,183 to 1,825 square feet, and the Company’s detached housing ranges from 1,302 to 4,695 square feet.

Due to the Company’s product and geographic diversification strategy, the prices of the Company’s homes also vary substantially. Base sales prices for the Company’s attached housing range from approximately $299,000 to $390,000 and base sales prices for detached housing range from approximately $110,000 to $1,035,000. On a combined basis with the Company’s unconsolidated subsidiaries, the average sales price of the Company’s homes for the year ended December 31, 2002 was $379,200.

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

Description of Projects and Communities Under Development

The Company’s homebuilding projects usually take two to three years to develop. The following table presents project information relating to each of the Company’s homebuilding divisions as of December 31, 2002 and only includes projects with lots owned as December 31, 2002 or homes closed for the year ended December 31, 2002.

Project (County) Product	Year of First Delivery	Estimated Number of Homes at Completion(1)	Units Closed as of December 31, 2002	Backlog at December 31, 2002(2)(3)	Lots Owned as of December 31, 2002(4)	Homes Closed for the Year Ended December 31, 2002	Sales Price Range(5)

SOUTHERN CALIFORNIA
Wholly-owned:
Orange County
Andover, West Irvine	2001	138	138	0	0	65	$299,000 — 331,000
Terraza at Vista del Verde, Yorba Linda	2001	106	100	3	6	77	$565,000 — 615,000
Monticello, Irvine	2002	112	98	8	14	98	$330,000 — 390,000
Montellano at Talega, San Clemente	2002	61	28	17	33	28	$955,000 — 1,035,000
Castellon at Talega, San Clemente	2003	76	0	0	76	0	$805,000 — 885,000
Sterling Glen, Ladera Ranch	2002	102	91	11	11	91	$502,000 — 535,000
Davenport, Ladera Ranch	2003	163	0	0	163	0	$297,000 — 335,000
Weatherhaven, Ladera Ranch	2002	71	3	19	68	3	$461,000 — 526,000
Laurel at Quail Hill, Irvine	2003	83	0	11	21	0	$426,000 — 576,000
Linden at Quail Hill, Irvine	2003	100	0	14	38	0	$521,000 — 586,000
Riverside County
Providence Ranch, Corona	2002	97	92	0	5	0	$270,000 — 305,000
Providence Ranch North, Corona	2002	83	81	2	2	81	$246,000 — 300,000
Providence Ranch III, Corona	2003	67	0	22	67	0	$275,000 — 330,000
Ventura County
Cantada, Oxnard	2002	113	112	1	1	85	$343,000 — 363,000

Total wholly-owned		1,372	743	108	505	528

Unconsolidated joint ventures:
Orange County
Reston, Ladera Ranch	2000	117	117	0	0	15	$365,000 — 425,000
Hampton Road, Ladera Ranch	2000	82	82	0	0	19	$447,000 — 477,000
Compass Pointe, San Clemente	2000	92	92	0	0	11	$540,000 — 575,000
Avalon, Huntington Beach	2000	113	113	0	0	4	$460,000 — 490,000
Beachside, Huntington Beach	2001	86	81	4	5	74	$620,000 — 640,000
Riverside County
Heartland 1, North Corona	2003	163	0	0	163	0	$265,000 — 290,000
Heartland 2, North Corona	2003	167	0	0	167	0	$275,000 — 310,000
Heartland 3, North Corona	2003	121	0	0	121	0
Ventura County
Quintana, Thousand Oaks	2001	90	57	25	33	49	$555,000 — 650,000
Coronado, Oxnard	2002	110	74	5	36	74	$435,000 — 460,000
Cantabria, Oxnard	2002	87	74	11	13	74	$350,000 — 370,000
Los Angeles County
Toscana, Moorpark	2002	70	26	25	44	26	$503,000 — 538,000
Westridge, Valencia	2003	87	0	0	87	0	$625,000 — 775,000

Total unconsolidated joint ventures.		1,385	716	70	669	346

SOUTHERN CALIFORNIA DIVISION TOTAL		2,757	1,459	178	1,174	874

Project (County) Product	Year of First Delivery	Estimated Number of Homes at Completion(1)	Units Closed as of December 31, 2002	Backlog at December 31, 2002(2)(3)	Lots Owned as of December 31, 2002(4)	Homes Closed for the Year Ended December 31, 2002	Sales Price Range(5)

NORTHERN CALIFORNIA
Wholly-owned:
San Joaquin County
Lyon Villas, Tracy	1999	135	129	0	6	45	$270,000 — 310,000
Lyon Estates, Tracy	1997	120	90	0	30	7	$291,000 — 327,000
Lyon Ironwood, Lathrop	2000	116	116	0	0	35	$209,000 — 263,000
Ironwood II, Lathrop	2003	88	0	7	88	0	$234,000 — 276,000
Lyon Estates at Stonebridge, Lathrop	2001	146	82	29	64	59	$281,000 — 321,000
Contra Costa County
Lyon Rhapsody, Brentwood	2001	81	81	0	0	38	$239,000 — 298,000
Olde Ivy, Brentwood	2003	77	0	0	77	0	$285,000 — 328,000
Heartland, Brentwood	2003	75	0	0	75	0	$288,000 — 328,000
Gables, Brentwood	2003	100	0	0	100	0	$298,000 — 378,000
The Bluffs, Hercules	2003	70	0	4	70	0	$576,000 — 641,000
The Shores, Hercules	2003	99	0	3	99	0	$531,000 — 591,000
Sacramento County
Lyon Palazzo, Natomas	2001	100	91	9	9	53	$273,000 — 322,000
Santa Clara County
The Ranch at Silver Creek, San Jose	2003	538	0	0	494	0
Stanislaus County
Lyon Seasons, Modesto	2002	71	45	9	26	45	$277,000 — 336,000
Walker Ranch, Patterson	2003	119	0	0	119	0	$285,000 — 345,000

Total wholly-owned		1,935	634	61	1,257	282

Unconsolidated joint ventures:
Contra Costa County
Lyon Ridge, Antioch	1999	127	127	0	0	1	$348,000 — 407,000
Lyon Tierra, San Ramon	2001	46	46	0	0	15	$463,000 — 501,000
Lyon Dorado, San Ramon	2001	54	53	1	1	32	$788,000 — 1,003,000
Overlook, Hercules	2003	133	0	0	133	0	$465,000 — 525,000
Solano County
Cascade/Paradise Valley, Fairfield	2003	9	0	2	9	0	$586,000 — 626,000
Brook, Fairfield	2001	121	114	7	7	91	$312,000 — 359,000
Falls, Fairfield	2001	102	102	0	0	67	$321,000 — 409,000
El Dorado County
Lyon Casina, El Dorado Hills	2001	123	40	31	83	33	$315,000 — 369,000
Lyon Prima, El Dorado Hills	2001	137	39	11	98	34	$366,000 — 433,000
Placer County
Pinehurst at Morgan Creek	2003	117	0	0	117	0	$476,000 — 578,000
Cypress at Morgan Creek	2003	73	0	0	73	0	$441,000 — 511,000

Total unconsolidated joint ventures		1,042	521	52	521	273

NORTHERN CALIFORNIA DIVISION TOTAL		2,977	1,155	113	1,778	555

Project (County) Product	Year of First Delivery	Estimated Number of Homes at Completion(1)	Units Closed as of December 31, 2002	Backlog at December 31, 2002(2)(3)	Lots Owned as of December 31, 2002(4)	Homes Closed for the Year Ended December 31, 2002	Sales Price Range(5)

SAN DIEGO
Wholly-owned:
Riverside County
Horsethief Canyon Ranch Series “400”, Corona	1995	554	553	0	1	97	$240,000 — 307,000
Horsethief Canyon Ranch Series “500”, Corona	1995	445	445	0	0	35	$239,000 — 257,000
Vail Ranch, Temecula	2000	152	152	0	0	1	$196,000 — 213,000
Sycamore Ranch, Fallbrook	1997	195	158	14	37	41	$474,000 — 645,000
Three Sisters, Corona	2003	274	0	0	96	0	$353,000 — 448,000
Willow Glen, Temecula	2003	74	0	0	74	0	$278,000 — 308,000
Tessera, Beaumont	2003	138	0	0	77	0	$180,000 — 205,000
Sedona, Murietta	2003	144	0	0	16	0	$301,000 — 386,000
San Diego County
The Groves, Escondido	2001	93	67	10	25	64	$367,000 — 382,000
The Orchards, Escondido	2002	78	22	7	41	22	$368,000 — 401,000
Vineyards, Escondido	2003	75	0	0	23	0	$440,000 — 495,000
Meadows, Escondido	2003	42	0	0	2	0	$378,000 — 428,000
Loma Real, San Marcos	2000	87	87	0	0	18	$403,000 — 446,000
Los Reyes, San Marcos	2000	68	68	0	0	28	$445,000 — 470,000
Sonora Ridge, Chula Vista	2003	172	0	0	20	0	$296,000 — 325,000

Total wholly-owned		2,591	1,552	31	412	306

Unconsolidated joint ventures:
San Diego County
Mendocino Trails, Chula Vista	2001	83	83	0	0	38	$260,000 — 271,000
Providence, San Diego	2001	123	74	30	49	69	$587,000 — 627,000
Tanglewood, San Diego	2002	161	29	29	132	29	$359,000 — 384,000
Summerwood, San Diego	2002	95	27	14	68	27	$395,000 — 427,000

Total unconsolidated joint ventures.		462	213	73	249	163

SAN DIEGO DIVISION TOTAL		3,053	1,765	104	661	469

ARIZONA
Wholly-owned:
Maricopa County
Sage Creek — Encanto, Avondale	2000	176	176	0	0	13	$110,000 — 123,000
Sage Creek — Arcadia, Avondale	2000	167	166	1	1	63	$137,000 — 160,000
Sage Creek — Solano, Avondale	2000	82	82	0	0	23	$170,000 — 191,000
Mesquite Grove — Parada, Chandler	2001	112	38	44	74	36	$185,000 — 229,000
Mesquite Grove — Estates, Chandler	2001	93	32	28	61	30	$288,000 — 324,000
Power Ranch, Gilbert	2001	103	51	19	52	48	$177,000 — 235,000
Tramonto, Phoenix	2001	76	32	21	44	30	$190,000 — 252,000
Country Place, Tolleson	2001	115	29	23	45	27	$117,000 — 139,000
Gateway Crossing, Gilbert	2003	236	0	1	4	0	$126,000 — 162,000
Mountaingate, Surprise	2004	682	0	0	682	0	$143,000 — 289,000

ARIZONA DIVISION TOTAL		1,842	606	137	963	270

Project (County) Product	Year of First Delivery	Estimated Number of Homes at Completion(1)	Units Closed as of December 31, 2002	Backlog at December 31, 2002(2)(3)	Lots Owned as of December 31, 2002(4)	Homes Closed for the Year Ended December 31, 2002	Sales Price Range(5)

NEVADA
Wholly-owned:
Clark County
Montecito Tesoro, Las Vegas	2000	121	121	0	0	1	$164,000 — 181,000
Montecito Classico, Las Vegas	2000	100	100	0	0	28	$192,000 — 227,000
Glenleigh Gardens at Summerlin, Las Vegas	2000	96	96	0	0	22	$246,000 — 276,000
Springfield at Summerlin, Las Vegas	2001	85	85	0	0	41	$208,000 — 228,000
Topaz Ridge at Summerlin, Las Vegas	2002	89	39	19	17	39	$537,000 — 595,000
Stallion Mountain, Las Vegas	2001	116	116	0	0	60	$157,000 — 179,000
Fairfield at Summerlin, Las Vegas	2001	89	89	0	0	80	$287,000 — 310,000
Annendale, North Las Vegas	2001	194	86	10	108	82	$164,000 — 188,000
Santalina at Summerlin, Las Vegas	2002	74	1	33	73	1	$245,000 — 272,000
Encanto at Summerlin, Las Vegas	2003	79	0	25	79	0	$319,000 — 347,000
Calimesa, North Las Vegas	2003	90	0	7	90	0	$150,000 — 172,000
Iron Mountain, Las Vegas	2003	70	0	1	70	0	$315,000 — 372,000
Vista Verde, Las Vegas	2003	122	0	0	122	0	$229,000 — 272,000
Miraleste, Las Vegas	2003	122	0	0	122	0	$309,000 — 341,000
The Classics, North Las Vegas	2003	150	0	0	150	0	$158,000 — 181,000
The Springs, North Las Vegas	2003	209	0	0	209	0	$145,000 — 171,000
The Estates, North Las Vegas	2003	130	0	0	130	0	$175,000 — 198,000
The Cottages, North Las Vegas	2003	364	0	0	364	0	$132,000 — 149,000

NEVADA DIVISION TOTAL		2,300	733	95	1,534	354

GRAND TOTALS:
Wholly-owned		10,040	4,268	432	4,671	1,740
Unconsolidated joint ventures		2,889	1,450	195	1,439	782

		12,929	5,718	627	6,110	2,522

(1)	The estimated number of homes to be built at completion is subject to change, and there can be no assurance that the Company will build these homes.
(2)	Backlog consists of homes sold under sales contracts that have not yet closed, and there can be no assurance that closings of sold homes will occur.
(3)	Of the total homes subject to pending sales contracts as of December 31, 2002, 512 represent homes completed or under construction and 115 represent homes not yet under construction.
(4)	Lots owned as of December 31, 2002 include lots in backlog at December 31, 2002.
(5)	Sales price range reflects base price only and excludes any lot premium, buyer incentive and buyer selected options, which vary from project to project.

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

The Company’s homes are typically sold before or during construction through sales contracts which are usually accompanied by a small cash deposit. Such sales contracts are usually subject to certain contingencies such as the buyer’s ability to qualify for financing. The cancellation rate of buyers who contracted to buy a home but did not close escrow at the Company’s projects was approximately 19% during 2002. Cancellation rates are subject to a variety of factors beyond the Company’s control such as adverse economic conditions and increases in mortgage interest rates. The Company’s inventory of completed and unsold homes was 28 homes as of December 31, 2002.

Warranty

The Company provides its homebuyers with a one-year limited warranty covering workmanship and materials. The Company also provides its homebuyers with a limited warranty that covers “construction defects,” as defined in the limited warranty agreement, for the length of its legal liability for such defects (which may be up to ten years in some circumstances), as determined by the law of the state in which the Company builds. The limited warranty covering construction defects is transferable to subsequent buyers not under direct contract with the Company and requires that homebuyers agree to the definitions and procedures set forth in the warranty, including the submission of unresolved construction-related disputes to binding arbitration. The Company began providing this limited warranty at the end of 2001.

In connection with the limited warranty covering construction defects, the Company obtained a three-year insurance policy in November 2001. The Company has been informed by the insurance carrier that this insurance policy will respond to construction defect claims on homes that close during each policy period for the duration of the Company’s legal liability and that the policy will respond to potential losses relating to construction, including soil subsidence. The insurance policy provides a single policy of insurance to the Company and the subcontractors enrolled in its insurance program. As a result, the Company is no longer required to obtain proof of insurance from these subcontractors nor be named as an additional insured under their individual insurance policies. The Company still requires that subcontractors not enrolled in the insurance program provide proof of insurance and name the Company as an additional insured under their insurance policy. Furthermore, the Company generally requires that its subcontractors provide the Company with an indemnity prior to receiving payment for their work.

There can be no assurance, however, that the terms and limitations of the limited warranty will be enforceable against the homebuyers, that the Company will be able to renew its insurance coverage or renew it at reasonable rates, that the Company will not be liable for damages, the cost of repairs, and/or the expense of litigation surrounding possible construction defects, soil subsidence or building-related claims or that claims will not arise out of uninsurable events, such as landslides or earthquakes, or circumstances not covered by insurance and not subject to effective indemnification agreements with the Company’s subcontractors.

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

Regulation

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

Duxford Financial, Inc. is subject to state licensing laws as a mortgage broker as well as Federal and state laws concerning real estate loans. Duxford Escrow, Inc. is licensed and subject to regulation under the California Escrow Law. The Company’s wholly-owned subsidiary, William Lyon Homes, Inc., is licensed as a general building contractor in California, Arizona and Nevada. In addition, William Lyon Homes, Inc. holds a corporate real estate license under the California Real Estate Law.

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

The Company’s executive officers and division presidents average more than 25 years of experience in the homebuilding and development industries within California and the Southwest. The Company combines decentralized management in those aspects of its business where detailed knowledge of local market conditions is important (such as governmental processing, construction, land development and sales and marketing), with centralized management in those functions where the Company believes central control is required (such as approval of land acquisitions, financial, treasury, human resources and legal matters).

As of December 31, 2002, the Company employed 539 full-time and 31 part-time employees, including corporate staff, supervisory personnel of construction projects, maintenance crews to service completed projects, as well as persons engaged in administrative, finance and accounting, mortgage, engineering, land acquisition, sales and marketing activities.

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

Available Information

The Company’s Internet address is http://www.lyonhomes.com. The Company makes available free of charge on or through its Internet website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such material was electronically filed with, or furnished to, the Securities and Exchange Commission.

Item 2.    Properties

Headquarters

The Company’s corporate headquarters are located at 4490 Von Karman Avenue, Newport Beach, California, which it leases from a trust of which William H. Lyon is the sole beneficiary. The Company leases or owns properties for its division offices and Duxford Financial, Inc., but none of these properties is material to the operation of the Company’s business. For information about properties owned by the Company for use in its homebuilding activities, see Item 1.

Item 3.    Legal Proceedings

The Company is involved in various legal proceedings, most of which relate to routine litigation and some of which are covered by insurance. In the opinion of the Company’s management, none of the uninsured claims involves claims which are material and unreserved or will have a material adverse effect on the financial condition of the Company.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to the Company’s stockholders during the fourth quarter of 2002.

PART II

Item 5.    Market for the Registrant’s Common Equity and Related Stockholder Matters

The following table sets forth the high and low sales prices for the Common Stock of the Company as reported on the New York Stock Exchange (stock ticker symbol: WLS) for the periods indicated.

	High	Low
2001
First Quarter	11.5000	8.6250
Second Quarter	13.7900	9.2000
Third Quarter	15.0000	9.5000
Fourth Quarter	15.5000	10.9500

2002
First Quarter	23.7500	14.3300
Second Quarter	29.8700	18.3000
Third Quarter	25.9500	18.6200
Fourth Quarter	27.0500	20.8500

As of February 14, 2003, the closing price for the Company’s Common Stock as reported on the NYSE was $22.15.

As of February 14, 2003, there were approximately 1,576 beneficial owners of the Company’s Common Stock.

The Company’s Board of Directors has authorized a program to repurchase up to 20% of the Company’s outstanding shares as announced on September 20, 2001. No shares had been repurchased under this program during the period ended December 31, 2001. For the year ended December 31, 2002, the Company repurchased 1,018,400 shares of its outstanding common shares for $19,570,000.

The Company has not paid any cash dividends on its Common Stock during the last three fiscal years and expects that for the foreseeable future it will follow a policy of retaining earnings in order to help finance its business. Payment of dividends is within the discretion of the Company’s Board of Directors and will depend upon the earnings, capital requirements, general economic conditions and operating and financial condition of the Company, among other factors. In addition, the effect of the Company’s principal financing agreements currently prohibits the payment of dividends by the Company. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition and Liquidity” and Note 5 of “Notes to Consolidated Financial Statements.”

During 2002, certain officers and directors exercised options to purchase 102,504 shares of the Company’s common stock at a price of $8.6875 per share in accordance with the William Lyon Homes 2000 Stock Incentive Plan, 3,334 shares of the Company’s common stock at a price of $13.00 per share in accordance with the William Lyon Homes 2000 Stock Incentive Plan, 13,912 shares of the Company’s common stock at a price $5.00 per share in accordance with the Company’s 1991 Stock Option Plan, as amended, and 7,998 shares of the Company’s common stock at a price of $14.375 per share in accordance with the Company’s 1991 Stock Option plan, as amended.

During 2001, certain officers exercised options to purchase 49,176 shares of the Company’s common stock at a price of $8.6875 per share in accordance with the William Lyon Homes 2000 Stock Incentive Plan.

See Items 11 and 12 for information regarding securities authorized for issuance under equity compensation plans.

Item 6.    Selected Financial Data

The following table sets forth certain of the Company’s historical financial data. The selected historical consolidated financial data as of December 31, 2002 and 2001 and for the years ended December 31, 2002, 2001 and 2000 have been derived from the Company’s audited consolidated financial statements and the related notes included elsewhere herein. The selected historical consolidated financial data as of December 31, 2000, 1999 and 1998 and for the years ended December 31, 1999 and 1998 have been derived from the Company’s audited financial statements for such years, which are not included herein. The selected historical consolidated financial data set forth below are not necessarily indicative of the results of future operations and should be read in conjunction with the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the historical consolidated financial statements and accompanying notes included elsewhere herein.

	As of and for the Year Ended December 31,
	2002	2001	2000	1999(1)	1998
	(dollars in thousands)
Statement of Income Data:
Operating revenue
Home sales	$593,762	$452,002	$403,850	$426,839	$348,352
Lots, land and other sales	8,648	7,054	3,016	13,142	19,930
Management fees	10,892	9,127	10,456	4,825	2,217

	613,302	468,183	417,322	444,806	370,499

Operating costs
Cost of sales—homes	(504,330)	(382,608)	(335,891)	(357,153)	(297,781)
Cost of sales—lots, land and other	(9,404)	(5,158)	(3,378)	(13,223)	(20,992)
Sales and marketing	(22,862)	(18,149)	(16,515)	(19,387)	(21,463)
General and administrative	(39,366)	(37,171)	(35,348)	(24,193)	(18,182)
Amortization of goodwill(2)	—	(1,242)	(1,244)	(307)	—

	(575,962)	(444,328)	(392,376)	(414,263)	(358,418)

Equity in income of unconsolidated joint ventures	27,748	22,384	24,416	17,859	3,499

Operating income	65,088	46,239	49,362	48,402	15,580
Interest expense, net of amounts capitalized	—	(227)	(5,557)	(6,153)	(9,214)
Financial advisory expenses	—	—	—	(2,197)	(1,286)
Other income, net	2,693	7,513	7,324	3,445	3,225

Income before provision for income taxes and extraordinary item	67,781	53,525	51,129	43,497	8,305
Provision for income taxes	(18,270)	(5,847)	(12,357)	(220)	(1,191)

Income before extraordinary item	49,511	47,678	38,772	43,277	7,114
Extraordinary item—gain from retirement of debt, net of applicable taxes	—	—	496	4,200	2,741

Net income	$49,511	$47,678	$39,268	$47,477	$9,855

Basic earnings per common share:
Before extraordinary item	$4.85	$4.50	$3.69	$4.15	$0.68
Extraordinary item	—	—	0.05	0.40	0.26

After extraordinary item	$4.85	$4.50	$3.74	$4.55	$0.94

Diluted earnings per common share:
Before extraordinary item	$4.73	$4.44	$3.69	$4.15	$0.68
Extraordinary item	—	—	0.05	0.40	0.26

After extraordinary item	$4.73	$4.44	$3.74	$4.55	$0.94

Balance Sheet Data:
Cash and cash equivalents	$16,694	$19,751	$14,711	$2,154	$23,955
Real estate inventories	491,952	307,335	233,700	199,430	175,668
Investments in and advances to unconsolidated joint ventures	65,404	66,753	49,966	50,282	30,462
Total assets	617,581	433,709	330,280	278,483	246,404
Total debt	266,065	221,470	166,910	176,630	195,393
Minority interest	80,647	784	—	—	—
Stockholders’ equity	181,676	150,617	102,512	53,301	5,824

Other Financial Data (unaudited):
EBITDA(3)	$94,118	$72,828	$81,529	$68,909	$46,178
Cash flow provided by (used in) operating activities(3)	16,191	(2,298)	9,341	65,854	55,140
Ratio of EBITDA to interest incurred(4)	3.51x	3.32x	3.13x	2.81x	1.47x
Ratio of debt to EBITDA	2.83x	3.04x	2.05x	2.56x	4.23x
Ratio of earnings to fixed charges(5)	3.46x	3.21x	3.02x	2.58x	1.33x

Operating Data (including unconsolidated joint ventures) (unaudited):
Number of net new home orders	2,607	2,541	2,603	2,303	2,139
Number of homes closed	2,522	2,566	2,666	2,618	1,925
Average sales price of homes closed	$379	$299	$289	$241	$202
Backlog at end of period, number of homes(6)	627	542	567	630	617
Backlog at end of period, aggregate sales value(6)	$259,123	$176,531	$171,650	$185,800	$165,100

(1)	On November 5, 1999, the Company acquired substantially all of the assets and assumed substantially all of the related liabilities of a homebuilding company owned by General William Lyon, Chairman of the Board, and a trust for the benefit of his son, William H. Lyon, a director. The total purchase price consisted of approximately $42.6 million in cash and the assumption of approximately $101.1 million of liabilities. The acquisition has been accounted for as a purchase and, accordingly, the purchase price has been allocated based on the fair value of the assets acquired and liabilities assumed.

(2)	The amount paid for business acquisitions over the net fair value of assets acquired and liabilities assumed is reflected as goodwill and, until January 1, 2002, was being amortized on a straight-line basis over seven years. Accumulated amortization was $2,793,000 as of December 31, 2001. In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement No. 142”), effective for fiscal years beginning after December 15, 2001. Under the new rule, goodwill is no longer amortized but is subject to impairment tests in accordance with Statement No. 142. The Company performed its first required annual impairment test of goodwill as of January 1, 2002 and determined that goodwill was not impaired. As of December 31, 2002, there have been no indicators of impairment related to its goodwill. If Statement No. 142 had been adopted effective January 1, 1998, the pro forma impact of the nonamortization of goodwill on the results for the subsequent periods would have been as follows (in thousands except per share data):

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(dollars in thousands)
Net income, as reported	$49,511	$47,678	$39,268	$47,477	$9,855
Amortization of goodwill, net of tax	—	1,106	943	305	—

Net income, as adjusted	$49,511	$48,784	$40,211	$47,782	$9,855

Earnings per common share, as adjusted:
Basic	$4.85	$4.61	$3.83	$4.58	$0.94

Diluted	$4.73	$4.54	$3.83	$4.58	$0.94

(3)	EBITDA means net income plus (i) provision for income taxes, (ii) interest expense, (iii) amortization of capitalized interest included in cost of sales, (iv) depreciation and amortization and (v) cash distributions of income from unconsolidated joint ventures less equity in income of unconsolidated joint ventures. EBITDA is a widely utilized financial indicator of a company’s ability to service and/or incur debt; however, other companies may calculate EBITDA differently. EBITDA should not be considered as an alternative for net income, cash flows from operating activities and other consolidated income or cash flow statement data prepared in accordance with accounting principles generally accepted in the United States or as a measure of profitability or liquidity. A reconciliation of net income to EBITDA is provided as follows:

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(dollars in thousands)
Net income	$49,511	$47,678	$39,268	$47,477	$9,855
Provision for income taxes	18,270	5,847	12,383	245	1,650
Interest expense:
Interest incurred	26,783	21,908	26,012	24,500	31,475
Interest capitalized	(26,783)	(21,681)	(20,455)	(18,347)	(22,261)
Amortization of capitalized interest included in cost of sales	28,109	20,537	21,373	23,771	27,899
Depreciation and amortization	1,355	2,519	2,499	1,518	1,059
Cash distributions of income from unconsolidated joint ventures	24,621	18,404	24,865	7,604	—
Equity in income of unconsolidated joint ventures	(27,748)	(22,384)	(24,416)	(17,859)	(3,499)

EBITDA	$94,118	$72,828	$81,529	$68,909	$46,178

A reconciliation of net cash provided by (used in) operating activities to EBITDA is provided as follows:

	Year Ended December 31,
	2002	2001	2000	1999	1998

	(dollars in thousands)
Net cash provided by (used in) operating activities	$16,191	$(2,298)	$9,341	$65,854	$55,140
Interest expense:
Interest incurred	26,783	21,908	26,012	24,500	31,475
Interest capitalized	(26,783)	(21,681)	(20,455)	(18,347)	(22,261)
Amortization of capitalized interest included in cost of sales	28,109	20,537	21,373	23,771	27,899
Cash distributions of income from unconsolidated joint ventures	24,621	18,404	24,865	7,604	—
Extraordinary gain on repurchase of 12 1/2% Senior Notes	—	—	561	4,225	3,200
Net changes in operating assets and liabilities:
Receivables	3,767	(2,480)	113	6,531	556
Real estate inventories	23,126	31,185	29,378	(63,191)	(41,272)
Deferred loan costs	(1,490)	2,077	(841)	(1,280)	655
Goodwill	—	—	—	8,689	—
Other assets	2,681	93	392	6,410	(17)
Accounts payable	(8,467)	6,416	(10,109)	6,847	(4,510)
Accrued expenses	5,580	(1,333)	899	(2,704)	(4,687)

EBITDA	$94,118	$72,828	$81,529	$68,909	$46,178

(4)	Interest incurred is the amount of interest paid and the net amount accrued (whether expensed or capitalized) during such period excluding amortization of capitalized interest included in cost of sales.

(5)	Ratio of earnings to fixed charges is calculated by dividing earnings, as defined, by fixed charges, as defined. For this purpose, “earnings” means income before provision for income taxes and extraordinary item plus (i) fixed charges reduced by the amount of interest capitalized, (ii) amortization of capitalized interest included in cost of sales and (iii) cash distributions of income from unconsolidated joint ventures reduced by equity in income of unconsolidated joint ventures. For this purpose, “fixed charges” means interest incurred, whether expensed or capitalized.

(6)	Backlog consists of homes sold under pending sales contracts that have not yet closed, some of which are subject to contingencies, including mortgage loan approval and the sale of existing homes by customers. There can be no assurance that homes sold under pending sales contracts will close. Of the total homes sold subject to pending sales contracts as of December 31, 2002, 512 represent homes under construction and 115 represent homes not yet under construction. Backlog as of all dates is unaudited.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of results of operations and financial condition should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and Notes thereto and other financial information appearing elsewhere in this Annual Report on Form 10-K.

The Company is primarily engaged in the design, construction and sale of single family detached and attached homes in California, Arizona and Nevada. Since the founding of its predecessor in 1956, on a combined basis the Company has sold over 56,000 homes. The Company believes that it is one of the largest homebuilders in California in terms of both sales and homes delivered on a combined basis in 2002. The Company conducts its homebuilding operations through five geographic divisions: Southern California, San Diego, Northern California, Arizona and Nevada. The Company believes that it is well positioned for future growth in all of its markets. For the year ended December 31, 2002, on a combined basis with its unconsolidated subsidiaries, the Company had revenues from home sales of $956.5 million and delivered 2,522 homes. For the same period, consolidated EBITDA, which includes cash distributions of income from unconsolidated joint ventures, was $94.1 million. See Note 3 of “Selected Financial Data.”

The Company has historically entered into homebuilding joint ventures from time to time to better enable it to reduce its capital investment and risk in the highly capital intensive California markets. As of December 31, 2002, the Company and certain of its subsidiaries are general partners or members in 16 active joint ventures involved in the development and sale of residential projects. These joint ventures are 50% or less owned by the

Company and not controlled by the Company and, accordingly, the financial statements of such joint ventures are not consolidated with the Company’s financial statements. The Company’s investments in unconsolidated joint ventures are accounted for using the equity method. Income allocations and cash distributions to the Company from the unconsolidated joint ventures are based on predetermined formulas between the Company and its joint venture partners as specified in the applicable partnership or operating agreements. See Note 4 of “Notes to Consolidated Financial Statements” for condensed combined financial information for these joint ventures. Based upon current estimates, substantially all future development and construction costs incurred by these joint ventures will be funded by the Company’s joint venture partners or from the proceeds of construction financing obtained by the joint ventures. A recently adopted accounting interpretation could require the consolidation of assets, liabilities and operations of certain of the Company’s joint venture and land banking arrangements. See “Impact of New Account Pronouncements.”

Results of Operations

Selected financial and operating information for the Company and its unconsolidated joint ventures as of and for the periods presented is as follows:

	As of and for the year ended December 31, 2002
	Company Wholly-owned	Unconsolidated Joint Ventures	Combined Total
Selected Financial Information (dollars in thousands)
Homes closed	1,740	782	2,522

Home sales revenue	$593,762	$362,697	$956,459
Cost of sales	(504,330)	(298,838)	(803,168)

Gross margin	$89,432	$63,859	$153,291

Gross margin percentage	15.1%	17.6%	16.0%

Number of homes closed
California	1,116	782	1,898
Arizona	270	—	270
Nevada	354	—	354

Total	1,740	782	2,522

Average sales price
California	$387,900	$463,800	$419,200
Arizona	212,800	—	212,800
Nevada	292,200	—	292,200

Total	$341,200	$463,800	$379,200

Number of net new home orders
California	1,117	880	1,997
Arizona	289	—	289
Nevada	321	—	321

Total	1,727	880	2,607

Average number of sales locations during period
California	15	10	25
Arizona	6	—	6
Nevada	4	—	4

Total	25	10	35

	As of and for the year ended December 31, 2002
	Company Wholly-owned	Unconsolidated Joint Ventures	Combined Total
Backlog of homes sold but not closed at end of period
California	200	195	395
Arizona	137	—	137
Nevada	95	—	95

Total	432	195	627

Dollar amount of backlog of homes sold but not closed at end of period (dollars in thousands)
California	$99,078	$96,160	$195,238
Arizona	30,206	—	30,206
Nevada	33,679	—	33,679

Total	$162,963	$96,160	$259,123

Lots controlled at end of year
Owned lots
California	2,174	1,439	3,613
Arizona	963	—	963
Nevada	1,534	—	1,534

Total	4,671	1,439	6,110

Optioned lots(1)
California			2,953
Arizona			4,462
Nevada			198

Total			7,613

Total lots controlled
California			6,566
Arizona			5,425
Nevada			1,732

Total			13,723

	As of and for the year ended December 31, 2001
	Company Wholly-owned	Unconsolidated Joint Ventures	Combined Total
Selected Financial Information (dollars in thousands)
Homes closed	1,861	705	2,566

Home sales revenue	$452,002	$316,098	$768,100
Cost of sales	(382,608)	(258,997)	(641,605)

Gross margin	$69,394	$57,101	$126,495

Gross margin percentage	15.4%	18.1%	16.5%

Number of homes closed
California	1,087	705	1,792
Arizona	298	—	298
Nevada	476	—	476

Total	1,861	705	2,566

Average sales price
California	$281,300	$448,400	$347,100
Arizona	150,200	—	150,200
Nevada	213,100	—	213,100

Total	$242,900	$448,400	$299,300

Number of net new home orders
California	1,080	618	1,698
Arizona	336	—	336
Nevada	507	—	507

Total	1,923	618	2,541

Average number of sales locations during period
California	15	13	28
Arizona	6	—	6
Nevada	6	—	6

Total	27	13	40

	As of and for the year ended December 31, 2001
	Company Wholly-owned	Unconsolidated Joint Ventures	Combined Total
Backlog of homes sold but not closed at end of period
California	199	97	296
Arizona	118	—	118
Nevada	128	—	128

Total	445	97	542

Dollar amount of backlog of homes sold but not closed at end of period (dollars in thousands)
California	$68,013	$50,115	$118,128
Arizona	24,523	—	24,523
Nevada	33,880	—	33,880

Total	$126,416	$50,115	$176,531

Lots controlled at end of year
Owned lots
California	1,578	2,027	3,605
Arizona	923	—	923
Nevada	378	—	378

Total	2,879	2,027	4,906

Optioned lots(1)
California			1,156
Arizona			1,859
Nevada			446

Total			3,461

Total lots controlled
California			4,761
Arizona			2,782
Nevada			824

Total			8,367

	As of and for the year ended December 31, 2000
	Company Wholly-owned	Unconsolidated Joint Ventures	Combined Total
Selected Financial Information (dollars in thousands)
Homes closed	1,757	909	2,666

Home sales revenue	$403,850	$367,723	$771,573
Cost of sales	(335,891)	(307,215)	(643,106)

Gross margin	$67,959	$60,508	$128,467

Gross margin percentage	16.8%	16.5%	16.7%

Number of homes closed
California	1,183	909	2,092
Arizona	189	—	189
Nevada	349	—	349
New Mexico(2)	36	—	36

Total	1,757	909	2,666

Average sales price
California	$259,300	$404,500	$322,400
Arizona	139,200	—	139,200
Nevada	189,500	—	189,500
New Mexico(2)	130,800	—	130,800

Total	$229,900	$404,500	$289,400

Number of net new home orders
California	1,103	906	2,009
Arizona	252	—	252
Nevada	321	—	321
New Mexico(2)	21	—	21

Total	1,697	906	2,603

Average number of sales locations during period
California	18	13	31
Arizona	5	—	5
Nevada	6	—	6
New Mexico(2)	1	—	1

Total	30	13	43

	As of and for the year ended December 31, 2000
	Company Wholly-owned	Unconsolidated Joint Ventures	Combined Total
Backlog of homes sold but not closed at end of period
California	206	184	390
Arizona	80	—	80
Nevada	97	—	97

Total	383	184	567

Dollar amount of backlog of homes sold but not closed at end of period (dollars in thousands)
California	$57,001	$82,169	$139,170
Arizona	11,842	—	11,842
Nevada	20,638	—	20,638

Total	$89,481	$82,169	$171,650

Lots controlled at end of year
Owned lots
California	1,457	2,123	3,580
Arizona	543	178	721
Nevada	587	—	587

Total	2,587	2,301	4,888

Optioned lots(1)
California			2,082
Arizona			921
Nevada			399

Total			3,402

Total lots controlled
California			5,662
Arizona			1,642
Nevada			986

Total			8,290

(1)	Optioned lots may be purchased by the Company as wholly-owned projects or may be purchased by newly formed unconsolidated joint ventures.
(2)	The Company ceased its operations in New Mexico in mid-2000.

On a combined basis with the Company’s unconsolidated subsidiaries, the number of net new home orders for the year ended December 31, 2002 increased 2.6% to 2,607 homes from 2,541 homes for the year ended December 31, 2001. The number of homes closed for the year ended December 31, 2002 decreased 1.7% to 2,522 homes from 2,566 homes for the year ended December 31, 2001. The backlog of homes sold but not closed as of December 31, 2002 was 627 homes, up 15.7% from 542 homes as of December 31, 2001.

The number of net new home orders for the year ended December 31, 2001 on a combined basis decreased 2.4% to 2,541 homes from 2,603 homes for the year ended December 31, 2000. The number of homes closed for the year ended December 31, 2001 decreased 3.8% to 2,566 homes from 2,666 homes for the year ended December 31, 2000. The backlog of homes sold but not closed as of December 31, 2001 was 542 homes, down 4% from 567 homes as of December 31, 2000.

Homes in backlog are generally closed within three to six months. The dollar amount of backlog of homes sold but not closed on a combined basis as of December 31, 2002 was $259.1 million, up 46.8% from $176.5 million as of December 31, 2001. The cancellation rate of buyers who contracted to buy a home but did not close escrow at the Company’s projects was approximately 19% during 2002 and 24% during 2001. The inventory of completed and unsold homes was 28 homes as of December 31, 2002.

The Company believes that the increase in the number of net new home orders and the decrease in the cancellation rate during 2002, as described above, are indications of an improving economy in 2002 after the economic slow-down in the latter half of 2001. In addition, in most of the markets in which the Company operates, the demand for housing exceeds the current supply of housing. The decline in net new home orders and closings for 2001 as compared with 2000 was primarily the result of (1) a weakening economy whose short-term outlook had become more uncertain following the unprecedented and tragic events of September 11, 2001 and (2) a reduction in the average number of active sales locations from 43 in 2000 to 40 in 2001. At December 31, 2001, the Company had 43 sales locations as compared to 42 sales locations at December 31, 2000. At December 31, 2002, the Company had 36 sales locations.

Comparison of Years Ended December 31, 2002 and 2001.    Operating revenue for the year ended December 31, 2002 was $613.3 million, an increase of $145.1 million (31.0%), from operating revenue of $468.2 million for the year ended December 31, 2001. Revenue from sales of homes increased $141.8 million (31.4%) to $593.8 million in 2002 from $452.0 million in 2001. This increase was due primarily to an increase in the average sales prices of wholly-owned homes to $341,200 in 2002 from $242,900 in 2001, offset by a decrease in the number of wholly-owned homes closed to 1,740 in 2002 from 1,861 in 2001. Management fee income increased by $1.8 million to $10.9 million in 2002 from $9.1 million in 2001 as a result of an increase in the number of homes closed in unconsolidated joint ventures to 782 in 2002 from 705 in 2001. Equity in income of unconsolidated joint ventures amounting to $27.7 million was recognized in 2002, compared to $22.4 million in 2001 as a result of the increase in net income of the unconsolidated joint ventures to $56.7 million in 2002 from $47.9 million in 2001. This increase in net income was due to a related increase in the number of homes closed in unconsolidated joint ventures to 782 in 2002 from 705 in 2001 and an increase in the average sales price of homes sold by unconsolidated joint ventures to $463,800 in 2002 from $448,400 in 2001.

Total operating income increased to $65.1 million in 2002 from $46.2 million in 2001. The excess of revenue from sales of homes over the related cost of sales (gross margin) increased by $20.0 million to $89.4 million in 2002 from $69.4 million in 2001. This increase was primarily due to an increase in the average sales prices to $341,200 in 2002 from $242,900 in 2001 (a 40.5% increase), offset by a decrease in the number of wholly-owned homes closed to 1,740 in 2002 from 1,861 in 2001 (a 6.5% decrease). Gross margin percentages decreased by 0.3% to 15.1% in 2002 from 15.4% in 2001. Sales and marketing expenses increased by $4.8 million (26.5%) to $22.9 million in 2002 from $18.1 million in 2001 primarily due to increased marketing fees paid to developers of master-planned communities and sales commissions as a result of increased revenue from sales of homes. General and administrative expenses increased by $2.2 million to $39.4 million in 2002 from $37.2 million in 2001, primarily as a result of increased salaries and related benefits and additional employee bonuses based on improved operating results of the Company.

Total interest incurred during 2002 increased $4.9 million to $26.8 million from $21.9 million in 2001 as a result of an increase in the average amount of outstanding debt, offset by decreases in interest rates. There was no net interest expense recognized in 2002 compared to $0.2 million recognized in 2001 as a result of an increase in the amount of real estate inventories available for capitalization of interest in 2002.

Other income (expense), net decreased to $2.7 million in 2002 from $7.5 million in 2001 primarily as a result of initial start-up losses realized by a golf course operation at one of the Company’s projects and decreases in other miscellaneous income, offset by increases in mortgage company operations.

As of December 31, 2000, the Company had substantial net operating loss carryforwards for Federal tax purposes which were utilized to reduce taxable income during the year ended December 31, 2001. As a result of the reduction in the valuation allowance associated with such utilized net operating loss carryforwards, the Company’s overall effective tax rate for the year ended December 31, 2001 was approximately 10.9%. The elimination during 2002 of the remaining valuation allowances for deferred tax assets reduces the Company’s estimated overall effective tax rate for the year ending December 31, 2002 from 39.3% to 27.0%. At December 31, 2002, the Company had net operating loss carryforwards for federal tax purposes of approximately  $5.2 million, which expire in 2009. In addition, unused recognized built-in losses in the amount of $23.9 million are available to offset future income and expire between 2009 and 2011. The utilization of these losses is limited to $3.2 million of taxable income per year; however, any portion of such permitted amount of the loss utilization that is not used in any year may be carried forward to increase permitted utilization in future years through 2011.

The Company’s ability to utilize the foregoing tax benefits will depend upon the amount of its future taxable income and may be further limited under certain circumstances.

Although the Company’s certificate of incorporation includes transfer restrictions intended to help reduce the risk of an ownership change, transactions could have occurred that would severely limit the Company’s ability to have used the tax benefits associated with the net operating loss carryforwards. The Company learned that one stockholder unknowingly violated the transfer restrictions. The stockholder divested itself of the requisite number of shares in February and March, 2002 so that it was no longer out of compliance with the Company’s certificate of incorporation. Pursuant to the certificate of incorporation, the transfer restrictions terminated on November 11, 2002.

Neither the amount of the net operating loss carryforwards nor the amount of limitation on such carryforwards claimed by the Company has been audited or otherwise validated by the Internal Revenue Service, and it could challenge either amount that the Company has calculated. It is possible that legislation or regulations will be adopted that would limit the Company’s ability to use the tax benefits associated with the current tax net operating loss carryforwards.

As a result of the foregoing factors, net income increased to $49.5 million in the 2002 period from $47.7 million in the 2001 period.

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

Total operating income decreased from $49.4 million in 2000 to $46.2 million in 2001. The excess of revenue from sales of homes over the related cost of sales (gross margin) increased by $1.4 million to $69.4 million in 2001 from $68.0 million in 2000. This increase was primarily due to an increase of 5.9% in the number of wholly-owned units closed to 1,861 in 2001 from 1,757 in 2000, together with an increase in the average sales prices to $242,900 in 2001 from $229,900 in 2000 (a 5.7% increase). Gross margin percentages decreased by 1.4% to 15.4% in 2001 from 16.8% in 2000. Sales and marketing expenses increased by $1.6 million (9.7%) to $18.1 million in 2001 from $16.5 million in 2000 primarily due to an increase in the number of wholly-owned homes closed to 1,861 in 2001 from 1,757 in 2000. General and administrative expenses increased by $1.9 million to $37.2 million in 2001 from $35.3 million in 2000, primarily as a result of increased salaries and related benefits and additional employee bonuses based on improved operating results of the Company.

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

Financial Condition and Liquidity

The Company provides for its ongoing cash requirements principally from internally generated funds from the sales of real estate, outside borrowings and by forming new joint ventures with venture partners that provide a substantial portion of the capital required for certain projects. The Company currently has outstanding 12 1/2% Senior Notes (the “Senior Notes”) and maintains the following major credit facilities: secured revolving credit facilities (“Revolving Credit Facilities”) and an unsecured revolving line of credit with a commercial bank (“Unsecured Revolving Line”). The Company also finances certain projects and land acquisitions with construction loans secured by real estate inventories, seller-provided financing and land banking transactions. The Company and certain of its subsidiaries filed a registration statement with the Securities and Exchange Commission with respect to the registration of $200 million in aggregate principal amount of senior notes proposed to be issued by William Lyon Homes, Inc., a wholly owned subsidiary of the Company, and guaranteed by the Company and certain of its other subsidiaries. As a result of market conditions and prevailing interest rates, the Company is continuing to evaluate whether or not to proceed with this note offering at this time. If these factors change, the Company may proceed with the offering. However, there can be no assurance that it will do so and if it does that it will be on the same terms and conditions described in the registration statement currently on file with the Securities and Exchange Commission. The Company will be required to refinance the outstanding 12 1/2% Senior Notes at their maturity on July 1, 2003. There can be no assurance that the Company will be able to refinance this indebtedness or that the Company will be able to do so on terms and conditions favorable to the Company.

The ability of the Company to meet its obligations on its indebtedness will depend to a large degree on its future performance, which in turn will be subject, in part, to factors beyond its control, such as prevailing economic conditions either nationally or in the regions in which the Company operates, the outbreak of war or other hostilities involving the United States, mortgage and other interest rates, changes in prices of homebuilding materials, weather, the occurrence of events such as landslides, soil subsidence and earthquakes that are uninsurable, not economically insurable or not subject to effective indemnification agreements, availability of labor and homebuilding materials, changes in governmental laws and regulations, the timing of receipt of regulatory approvals and the opening of projects, and the availability and cost of land for future development.

12 1/2% Senior Notes

As of December 31, 2002, $70.3 million aggregate principal amount of the Company’s 12 1/2% Senior Notes was outstanding. On May 1, 2001, the Company completed a consent solicitation with respect to the 12 1/2% Senior Notes and received consents from holders of $39.3 million of the then outstanding notes to extend the maturity date from July 1, 2001 to July 1, 2003 and to make certain amendments to the note covenants. Although the Company initially intended to accept consents from no more than 50% of holders, the Company elected to accept additional consents, as contemplated by the consent solicitation documents. The consenting holders received a consent fee of 4% of the principal balance. Subsequently, during May and June 2001, the Company also repurchased $31.4 million of the 12 1/2% Senior Notes from non-consenting holders.

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

In April, May and November 2000, the Company purchased $22.8 million principal amount of its outstanding 12 1/2% Senior Notes at a cost of $22.1 million. The net gain resulting from the purchase was $0.5 million after giving effect to income taxes and amortization of related loan costs. Such gain is reflected as an extraordinary item in the Company’s results of operations for the year ended December 31, 2000.

The 12 1/2% Senior Notes due July 1, 2003 are obligations of William Lyon Homes, a Delaware corporation (“Delaware Lyon”), and are unconditionally guaranteed on a senior basis by William Lyon Homes, Inc., a California corporation and a wholly-owned subsidiary of Delaware Lyon (“California Lyon”). However, California Lyon has granted liens on substantially all of its assets as security for its obligations under the Revolving Credit Facilities and other loans. Because the guarantee by California Lyon is not secured, holders of the Senior Notes are effectively junior to borrowings under the Revolving Credit Facilities with respect to such assets. Interest on the Senior Notes is payable on January 1 and July 1 of each year.

The 12 1/2% Senior Notes are senior obligations of Delaware Lyon and rank pari passu in right of payment to all existing and future unsecured indebtedness of Delaware Lyon, and senior in right of payment to all future indebtedness of the Company which by its terms is subordinated to the 12 1/2% Senior Notes.

Upon certain changes of control as described in the Indenture, Delaware Lyon must offer to repurchase the 12 1/2% Senior Notes at a price equal to 101% of the principal amount plus accrued and unpaid interest, if any, to the date of repurchase.

The Indenture governing the 12 1/2% Senior Notes restricts Delaware Lyon and certain of its subsidiaries with respect to, among other things: (i) the payment of dividends on and redemptions of capital stock, (ii) the incurrence of indebtedness or the issuance of preferred stock, (iii) the creation of certain liens, (iv) consolidations or mergers with or transfers of all or substantially all of its assets and (v) transactions with affiliates. These restrictions are subject to a number of important qualifications and exceptions.

As of December 31, 2002, the outstanding 12 1/2% Senior Notes with a face value of $70.3 million were valued at approximately the face value, in the opinion of the Company’s management.

Revolving Credit Facilities

As of December 31, 2002, the Company has three revolving credit facilities which have an aggregate maximum loan commitment of $225.0 million and mature at various dates. A $100.0 million revolving line of credit matures in September 2006, a $75.0 million bank revolving line of credit matures in June 2003 and a $50.0 million bank revolving line of credit initially “matures” in September 2004, after which the amounts available for borrowing begin to reduce. Effective in January 2003, the $100.0 million revolving line of credit was increased to $150.0 million, which increased the Company’s aggregate maximum loan commitment to $275.0 million. Each facility is secured by first deeds of trust on real estate for the specific projects funded by each respective facility and pledges of net sale proceeds and related property. Borrowings under the facilities are limited by the availability of sufficient real estate collateral, which is determined constantly throughout the facility period. The composition of the collateral borrowing base is limited to certain parameters in the facility agreement and is based upon the lesser of the direct costs of the real estate collateral (such as land, lots under development, developed lots or homes) or a percentage of the appraised value of the collateral, which varies depending upon the stage of construction. Repayment of advances is upon the earliest of the close of escrow of individual lots and homes within the collateral pool, the maturity date of individual lots and homes within the collateral pool or the facility maturity date. Also, each credit facility includes financial covenants, which may limit the amount that may be borrowed thereunder. Outstanding advances bear interest at various rates, which approximate the prime rate. As of December 31, 2002, $118.1 million was outstanding under these credit facilities, with a weighted-average interest rate of 4.331%, and the undrawn availability was $34.8 million as limited by the borrowing base formulas. Delaware Lyon has guaranteed on an unsecured basis California Lyon’s obligations under certain of the revolving credit facilities and has provided an unsecured environmental indemnity in favor of the lender under the $75.0 million bank line of credit. The Company is required to comply with a number of covenants under these revolving credit facilities. See Note 5 of “Notes to Consolidated Financial Statements” for additional information relating to these covenants.

Unsecured Revolving Line

At December 31, 2002, the Company had an unsecured revolving line of credit with a commercial bank in the amount of $10.0 million. The Unsecured Revolving Line bears interest at prime plus 1% and matures in June 2003. The Unsecured Revolving Line includes financial covenants which may limit the amount which may be borrowed thereunder. As of December 31, 2002, $5.5 million was outstanding under the Unsecured Revolving Line.

Construction Notes Payable

At December 31, 2002, the Company had construction notes payable amounting to $25.2 million related to various real estate projects. The construction notes are due as homes close or at various dates on or before June 11, 2004 and bear interest at rates of prime plus 0.25% to 14%, with a weighted-average rate of 5.206% at December 31, 2002. See Note 5 of “Notes to Consolidated Financial Statements.”

Seller Financing

Another source of financing available to the Company is seller-provided financing for land acquired by the Company. At December 31, 2002, the Company had $28.9 million of notes payable outstanding related to land acquisitions for which seller financing was provided. The seller financing notes are due at various dates through July 1, 2005 and bear interest at rates ranging from prime plus 2.0% to 12.5%, with a weighted-average interest rate of 8.896% at December 31, 2002.

Revolving Mortgage Warehouse Credit Facility

The Company has a $20.0 million revolving mortgage warehouse credit facility with a bank to fund its mortgage origination operations, $15.0 million of which is committed (lender obligated to lend if stated conditions are satisfied) and $5.0 million of which is not committed (lender advances are optional even if stated conditions are otherwise satisfied). Mortgage loans are generally held for a short period of time and are typically sold to investors within 7 to 15 days following funding. Borrowings are secured by the related mortgage loans held for sale. At December 31, 2002 the outstanding balance was $18.1 million. The facility, which has a current maturity date of May 31, 2003, also contains financial covenants requiring the borrowers to maintain a combined tangible net worth, as defined, of at least $1.5 million, a combined net worth, as defined, meeting or exceeding the greater of $1.5 million and 5% of combined total liabilities, as defined, and liquidity, as defined, meeting or exceeding $1.0 million. This facility is non-recourse and is not guaranteed by the Company.

Land Banking Arrangements

The Company enters into purchase agreements with various land sellers. In some instances, and as a method of acquiring land in staged takedowns, minimizing the use of funds from the Company’s revolving credit facilities and other corporate financing sources and limiting the Company’s risk, the Company transfers the Company’s right in such purchase agreements to entities owned by third parties (land banking arrangements). These entities use equity contributions and/or incur debt to finance the acquisition and development of the lots. The entities grant the Company an option to acquire lots in staged takedowns. In consideration for this option, the Company makes a non-refundable deposit equal to 20% or less of the total purchase price. Additionally, the Company may be subject to other penalties if lots are not acquired. The Company is under no obligation to purchase the balance of the lots, but would forfeit its remaining deposit and be subject to penalties if the lots were not purchased. The Company does not have legal title to these entities or their assets and has not guaranteed their liabilities. The deposits and penalties related to such land banking projects have been recorded in the accompanying balance sheet. The financial statements of these entities are not consolidated with the Company’s consolidated financial statements. A recently adopted accounting interpretation could require the consolidation of the assets, liabilities and operations of certain of the Company’s joint venture and land banking arrangements. See “Impact of New Accounting Pronouncements.” These land banking arrangements help the Company manage the financial and market risk associated with land holdings. The use of these land banking arrangements is dependent on, among other things, the availability of capital to the option provider, general housing market conditions and geographic preferences. Summary information with respect to the Company’s land banking arrangements is as follows as of December 31, 2002 (dollars in thousands):

Total number of land banking projects	7

Total number of lots	1,264

Total purchase price	$111,814

Balance of lots still under option and not purchased:
Number of lots	1,147

Purchase price	$104,687

Forfeited deposits and penalties if lots are not purchased	$23,587

Joint Venture Financing

As of December 31, 2002, the Company and certain of its subsidiaries were general partners or members in 16 active joint ventures involved in the development and sale of residential projects. These joint ventures are 50% or less owned by the Company and not controlled by the Company and, accordingly, the financial statements of such joint ventures are not consolidated with the Company’s financial statements. The Company’s investments in unconsolidated joint ventures are accounted for using the equity method. A recently adopted accounting interpretation could require the consolidation of the assets, liabilities and operations of certain of the Company’s joint venture and land banking arrangements. See “Impact of New Accounting Pronouncements.” Income allocations and cash distributions to the Company from the unconsolidated joint ventures are based on predetermined formulas between the Company and its joint venture partners as specified in the applicable partnership or operating agreements. The Company generally receives, after partners’ priority returns and returns of partners’ capital, approximately 50% of the profits and cash flows from joint ventures. See Note 4 of “Notes to Consolidated Financial Statements” for condensed combined financial and other information for these joint ventures. Based upon current estimates, substantially all future development and construction costs incurred by the joint ventures will be funded by the venture partners or from the proceeds of construction financing obtained by the joint ventures.

As of December 31, 2002, the Company’s investment in and advances to these joint ventures was $65.4 million and the venture partners’ investment in such joint ventures was $91.3 million. Eleven of the joint ventures are in the form of limited partnerships of which the Company or one of its subsidiaries are the general partner. As of December 31, 2002 these joint ventures had obtained financing from construction lenders which amounted to $90.1 million of outstanding indebtedness. While historically all liabilities of these partnerships have been satisfied out of the assets of such partnerships and while the Company believes that this will continue in the future, the Company as general partner, is potentially responsible for all liabilities and indebtedness of these partnerships. In addition, Delaware Lyon has provided unsecured environmental indemnities to some of the lenders who provide loans to the partnerships. Delaware Lyon has also provided completion guarantees and repayment guarantees for some of the limited partnerships under their credit facilities. The repayment guarantees only become effective upon repayment of the outstanding 12 1/2% Senior Notes.

During the year ended December 31, 2002, one of the Company’s existing unconsolidated joint ventures (“Existing Venture”) was restructured such that the Company is required to purchase the 538 lots owned by the Existing Venture on a specified takedown basis through October 15, 2003 at a purchase price equal to the future cost of such lots including a 20% preferred return on invested capital to the outside partner of the Existing Venture (estimated to be $178.6 million, including an estimated preferred return of $36.9 million). During the year ended December 31, 2002, the first 242 lots were purchased from the Existing Venture for $64.5 million, which includes a $12.5 million preferred return to the outside partner of the Existing Venture. The 242 lots were purchased by a newly formed joint venture (“New Venture”) between the Company and an outside partner. The Company is required to purchase the 242 lots owned by the New Venture on a specified takedown basis through May 15, 2004 at a purchase price equal to $74.2 million plus a 13 1/2% preferred return on invested capital to the outside partner of the New Venture. Because the Company is required to purchase the lots owned by both the Existing Venture and the New Venture, and the Company now controls both ventures, the financial statements of both ventures have been consolidated with the Company’s financial statements as of December 31, 2002, including real estate inventories of $101.8 million and minority interest in consolidated joint ventures of $80.6 million. During the year ended December 31, 2002, an additional 44 lots were purchased from the Existing Venture for $19.8 million, which includes a $4.0 million preferred return to the outside partner of the Existing Venture. The 44 lots were purchased through a land banking arrangement. The intercompany sale and related profit from the 242 lots and the 44 lots have been eliminated in consolidation.

In January 2003, California Lyon and two unaffiliated parties formed a limited liability company (“Development LLC”) for the purpose of acquiring three parcels of land totaling 236 acres in Irvine and Tustin, California (formerly part of the Tustin Marine Corps Air Station) and developing the land into 1,910 residential homesites. The development process is anticipated to be completed by mid 2004 at which time California Lyon will have the obligation under certain specific conditions to purchase approximately one half in value of the lots. It is anticipated that homebuilding activities and first deliveries will begin in 2005. California Lyon has an indirect, minority interest in the Development LLC, which is the borrower under a secured line of credit. Advances under the line of credit are to be used to pay acquisition and development costs and expenses. The maximum commitment amount is $35 million, which is limited by specified agreed debt-to-value ratios. The line of credit is secured by a deed of trust on the real property and improvements thereon owned by the Development LLC, as well as pledges of all net sale proceeds, related contracts and other ancillary property. Subject to specified terms and conditions, California Lyon and the other indirect and direct members of the Development LLC, including certain affiliates and parents of such other members, each (i) have guaranteed on an unsecured basis to the bank the repayment of the Development LLC’s indebtedness under the line of credit, completion of certain infrastructure improvements to the land, payment of necessary loan remargining obligations, and the Development LLC’s performance under its environmental indemnity and covenants, and (ii) have agreed to take all actions and pay all amounts to assure that the Development LLC is in compliance with financial covenants. California Lyon has posted a letter of credit equal to approximately $5 million to secure such obligations as well as the Development LLC’s obligations to the bank under the line of credit. California Lyon and the other indirect and direct members of the Development LLC, including certain affiliates and parents of such other members, have entered into a Reimbursement and Indemnity Agreement to allocate any liability arising from their guaranty obligations to the bank, including the posting and pledge to the bank of the letters of credit by the parties. Delaware Lyon has entered into a joinder agreement to be jointly and severally liable for California Lyon’s obligations under the Reimbursement and Indemnity Agreement. As a result of these agreements and guarantees, Delaware Lyon and California Lyon may be liable in specified circumstances for the full amount of the obligations guaranteed to the bank.

Assessment District Bonds

In some jurisdictions in which the Company develops and constructs property, assessment district bonds are issued by municipalities to finance major infrastructure improvements and fees. Such financing has been an important part of financing master-planned communities due to the long-term nature of the financing, favorable interest rates when compared to the Company’s other sources of funds and the fact that the bonds are sold, administered and collected by the relevant government entity. As a landowner benefited by the improvements, the Company is responsible for the assessments on its land. When the Company’s homes or other properties are sold, the assessments are either prepaid or the buyers assume the responsibility for the related assessments. See Note 10 of “Notes to Consolidated Financial Statements.”

Cash Flows — Comparison of Years Ended December 31, 2002 and 2001

Net cash provided by (used in) operating activities changed from a use of $2.3 million in 2001 to a source of $16.2 million in 2002. The change was primarily a result of an increase in operating income as a result of increased operating revenues in 2002.

Net cash provided by (used in) investing activities changed from a use of $4.1 million in 2001 to a source of $11.1 million in 2002 primarily as a result of an increase in net distributions from unconsolidated joint ventures in 2002.

Net cash (used in) provided by financing activities changed from a source of $11.4 million in 2001 to a use of $30.3 million in 2002 primarily as a result of purchases of common stock in 2002.

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

Real Estate Inventories and Cost of Sales

Real estate inventories are carried at cost net of impairment losses, if any. Real estate inventories consist primarily of deposits, raw land, lots under development, homes under construction and completed homes of real estate projects. All direct and indirect land costs, offsite and onsite improvements and applicable interest and other carrying charges are capitalized to real estate projects during periods when the project is under development. Land, offsite costs and all other common costs are allocated to land parcels benefited based upon relative fair values before construction. Onsite construction costs and related carrying charges (principally interest and property taxes) are allocated to the individual homes within a phase based upon the relative sales value of the homes. The estimation process involved in determining relative fair values and sales values is inherently uncertain because it involves estimates of current market values for land parcels before construction as well as future sales values of individual homes within a phase. The Company’s estimate of future sales values is supported by the Company’s budgeting process. The estimate of future sales values is inherently uncertain because it requires estimates of current market conditions as well as future market events and conditions. Additionally, in determining the allocation of costs to a particular land parcel or individual home, the Company relies on project budgets that are based on a variety of assumptions, including assumptions about construction schedules and future costs to be incurred. It is possible that actual results could differ from budgeted amounts for various reasons, including construction delays, increases in costs which have not yet been committed, or unforeseen issues encountered during construction that fall outside the scope of contracts obtained. While the actual results for a particular construction project are accurately reported over time, a variance between the budget and actual costs could result in the understatement or overstatement of costs and a related impact on gross margins in a specific reporting period. To reduce the potential for such distortion, the Company has set forth procedures which have been applied by the Company on a consistent basis, including assessing and revising project budgets on a monthly basis, obtaining commitments from subcontractors and vendors for future costs to be incurred, reviewing the adequacy of warranty accruals and historical warranty claims experience, and utilizing the most recent information available to estimate costs. The variances between budget and actual amounts identified by the Company have historically not had a material impact on its consolidated results of operations. Management believes that the Company’s policies provide for reasonably dependable estimates to be used in the calculation and reporting of costs. The Company relieves its accumulated real estate inventories through cost of sales for the cost of homes sold, as described more fully below in the section entitled “Sales and Profit Recognition.”

Impairment of Real Estate Inventories

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“Statement No. 144”). This pronouncement superseded Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (“Statement No. 121”) and was required to be adopted on January 1, 2002. Statement No. 144 retained the fundamental provisions of Statement No. 121 as it relates to assets to be held and used and assets to be sold. Statement No. 144 requires impairment losses to be recorded on assets to be held and used by the Company when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of the assets. The estimation process used in determining the undiscounted cash flows of the assets is inherently uncertain because it involves estimates of future revenues and costs. As described more fully above in the section entitled “Real Estate Inventories and Cost of Sales”, estimates of revenues and costs are supported by the Company’s budgeting process. When an impairment loss is required for assets to be held and used by the Company, the related assets are adjusted to their estimated fair value.

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

Sales and Profit Recognition

A sale is recorded and profit recognized when a sale is consummated, the buyer’s initial and continuing investments are adequate, any receivables are not subject to future subordination, and the usual risks and rewards of ownership have been transferred to the buyer in accordance with the provisions of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 66, Accounting for Sales of Real Estate. When it is determined that the earnings process is not complete, profit is deferred for recognition in future periods. The profit recorded by the Company is based on the calculation of cost of sales which is dependent on the Company’s allocation of costs which is described in more detail above in the section entitled “Real Estate Inventories and Cost of Sales”.

The Company’s critical accounting policies are more fully described in Note 1 of the “Notes to Consolidated Financial Statements.”

Related Party Transactions

See Item 13 and Note 9 of the “Notes to Consolidated Financial Statements” for a description of the Company’s transactions with related parties.

Impact of New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement No. 142”), effective for fiscal years beginning after December 15, 2001. Under the new rule, goodwill is no longer amortized but is subject to impairment tests in accordance with Statement No. 142. The Company performed its first required annual impairment test of goodwill as of January 1, 2002 and determined that goodwill was not impaired. As of December 31, 2002, there have been no indicators of impairment related to the Company’s goodwill.

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

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, Recission of SFAS Nos. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections

(“Statement No. 145”). Statement No. 145 prevents gains or losses on extinguishment of debt not meeting the criteria of APB 30 to be treated as extraordinary. Statement No. 145 is effective for fiscal years beginning after March 15, 2002. Upon adoption of Statement No. 145, the Company’s previously reported extraordinary items related to gain from retirement of debt will be reclassified and not reported as extraordinary items.

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“Interpretation No. 45”). The disclosure requirements of Interpretation No. 45 are effective as of December 31, 2002. The initial recognition and measurement requirements of Interpretation No. 45 are effective on a prospective basis to guarantees issued or modified after December 31, 2002. The Company is currently evaluating the impact of the required accounting treatment under Interpretation No. 45 for guarantees issued or modified after December 31, 2002. The Company has not determined the anticipated impact of the application of Interpretation No. 45 to guarantees issued or modified after December 31, 2002. However, in the case of a guarantee issued as part of a transaction with multiple elements with an unrelated party, Interpretation No. 45 generally requires the recording at inception of the guarantee of a liability equal to the guarantee’s estimated fair value. In the absence of observable transactions for identical or similar guarantees, estimated fair value will likely be based on the expected present value which is the sum of the estimated probability-weighted range of contingent payments under the guarantee arrangement. The recording of a liability could have a corresponding effect on various of the Company’s financial ratios and other financial and operational indicators. See Notes 4, 5 and 10 of “Notes to Consolidated Financial Statements” for additional information related to the Company’s guarantees.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“Statement No. 148”). Statement No. 148 amends Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“Statement No. 123”) to provide three alternative methods of transition for Statement No. 123’s fair value method of accounting for stock-based employee compensation for companies that elect to adopt the provisions of Statement No. 123. Transition to the fair value accounting method of Statement No. 123 is not required by Statement No. 148. The Company has elected to use the intrinsic value method of accounting for stock compensation in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) and related interpretations. Statement No. 148 also amends the disclosure provisions of Statement No. 123 to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based compensation on reported net income and earnings per share in annual and interim financial statements. The disclosure provisions of Statement No. 148 are required to be adopted by all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of Statement No. 123 or the intrinsic value method of APB No. 25. The disclosure provisions of Statement No. 148 have been adopted by the Company with appropriate disclosure included in Note 1 of “Notes to Consolidated Financial Statements.”

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities (“Interpretation No. 46”), which applies immediately to arrangements created after January 31, 2003. Interpretation No. 46 applies to arrangements created before February 1, 2003 beginning on July 1, 2003. The Company is currently evaluating whether the application of Interpretation No. 46 would require the consolidation of any of its joint venture or land banking arrangements existing at December 31, 2002. The consolidation of the assets, liabilities and operations of any joint venture or land banking arrangements would have a corresponding effect on various of the Company’s financial ratios and other financial and operational indicators. Interpretation No. 46 may be applied by restating previously issued financial statements with a cumulative-effect adjustment as of the beginning of the first year restated. See Notes 4 and 10 of “Notes to Consolidated Financial Statements” for additional information regarding joint venture and land banking arrangements.

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

Actual events and results may differ materially from those expressed or forecasted in the forward-looking statements due to a number of factors. The principal factors that could cause the Company’s actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, changes in general economic conditions either nationally or in regions in which the Company operates (including, but not limited to changes directly or indirectly related to the tragic events of September 11, 2001 and thereafter), a war or other hostilities involving the United States, whether an ownership change occurs which could, under certain circumstances, result in the further limitation of the Company’s ability to utilize the tax benefits associated with its net operating loss carryforward, changes in home mortgage interest rates, changes in generally accepted accounting principles or interpretations of those principles, changes in prices of homebuilding materials, labor shortages, adverse weather conditions, the occurrence of events such as landslides, soil subsidence and earthquakes that are uninsurable, not economically insurable or not subject to effective indemnification agreements, changes in governmental laws and regulations, whether the Company is able to refinance the outstanding balances of its debt obligation at their maturity, the timing of receipt of regulatory approvals and the opening of projects and the availability and cost of land for future growth. While it is impossible to identify all such factors, factors which could cause actual results to differ materially from those estimated by the Company include, but are not limited to, those factors or conditions described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Company’s past performance or past or present economic conditions in the Company’s housing markets are not indicative of future performance or conditions. Investors are urged not to place undue reliance on forward-looking statements. In addition, the Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to projections over time unless required by federal securities law.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk for changes in interest rates relates to the Company’s floating rate debt with a total outstanding balance at December 31, 2002 of $167.3 million where the interest rate is variable based upon certain bank reference or prime rates. If interest rates were to increase by 10%, the estimated impact on the Company’s consolidated financial statements would be no reduction to income before provision for taxes based on amounts outstanding and rates in effect at December 31, 2002, but would increase capitalized interest by approximately $0.8 million which would be amortized to cost of sales as home closings occur.

Item 8.    Financial Statements and Supplementary Data

The consolidated financial statements of William Lyon Homes and the financial statements of the Significant Subsidiaries of William Lyon Homes, together with the reports of the independent auditors, listed under Item 15, are submitted as a separate section of this report beginning on page 54 and are incorporated herein by reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.    Directors and Executive Officers of Registrant

All directors hold office until the next annual meeting of stockholders and until their successors are duly elected and qualified. The principal officers of the Company are chosen annually by the board of directors and hold office until his or her successor is chosen and qualified or until his or her death, resignation or removal. The following table lists the Company’s directors and executive officers and provides their respective ages and current positions as of January 31, 2003. Biographical information for each director and executive officer is provided below.

Name	Age	Position
General William Lyon	79	Chairman of the Board of Directors and Chief Executive Officer
Wade H. Cable	54	Director, President and Chief Operating Officer
General James E. Dalton(a)(b)	72	Director
Richard E. Frankel	57	Director
William H. Lyon	29	Director
William H. McFarland(a)(b)	62	Director
Michael L. Meyer(a)(b)	64	Director
Raymond A. Watt(a)(b)	83	Director
Randolph W. Westerfield(a)(b)	61	Director
Douglas F. Bauer	41	Senior Vice President and Northern California Division President
Mary J. Connelly	51	Senior Vice President and Nevada Division President
W. Thomas Hickcox	50	Senior Vice President and Arizona Division President
Thomas J. Mitchell	42	Senior Vice President and Southern California Division President
Larry I. Smith	48	Senior Vice President and San Diego Division President
Michael D. Grubbs	44	Senior Vice President and Chief Financial Officer
Richard S. Robinson	55	Senior Vice President – Finance
Cynthia E. Hardgrave	54	Vice President – Tax and Internal Audit
W. Douglass Harris	59	Vice President, Corporate Controller and Corporate Secretary

(a)	Member of the audit committee.
(b)	Member of the compensation committee.

General William Lyon was elected director and Chairman of the Board of the former The Presley Companies in 1987 and has served the Company in that capacity since November 1999. General Lyon is the Company’s Chief Executive Officer. General Lyon also serves as the Chairman of the Board, President and Chief Executive Officer of Corporate Enterprises, Inc. In recognition of his distinguished career in real estate development, General Lyon was elected to the California Building Industry Foundation Hall of Fame in 1985. General Lyon is a retired USAF Major General and was Chief of the Air Force Reserve from 1975 to 1979. General Lyon is a director of Fidelity Financial Services, Inc.

Wade H. Cable has served since 1985 as a Director, President and Chief Executive Officer of the former The Presley Companies. Mr. Cable has served as the Company President and Chief Operating Officer since November 1999. Prior to joining the Company, he worked for thirteen years with Pacific Enterprises as a senior executive in various of its real estate operations, including two years as an Executive Vice President of Pacific Lighting Real Estate Group and four years as the President of Fredricks Development Company, a residential developer and homebuilder.

General James E. Dalton, USAF (Ret.), was elected in 1991 to the board of directors of the former The Presley Companies and has served in that capacity since November 1999. He serves as Chairman of the audit committee. General Dalton was the President of Logicon R&D Associates, a subsidiary of Logicon Corporation (a defense contractor providing advanced technology systems and services), a position he held from 1985 until his retirement in December 1998. He also served as General Manager of Logicon’s Defense Technology Group from 1995 until his retirement in December 1998. General Dalton currently acts as an independent consultant to several companies in the defense industry and is a director of Defense Group, Inc. and Finance America, Inc.

Richard E. Frankel has been associated with homebuilding entities for over 25 years, and joined the board of directors on January 25, 2000. From 1993 to 1997, he held key positions including Chief Financial Officer, Investment Division Manager, Vice Chairman and President of the former William Lyon Homes, which sold substantially all of its assets to the Company in 1999. He currently serves as Chairman and Chief Executive Officer of Duxford Financial, Inc., a wholly-owned subsidiary of the Company.

William H. Lyon, son of Chairman William Lyon, worked full time with the former William Lyon Homes from November 1997 through November 1999, has been employed by the Company since November 1999, and has been a member of the board of directors since January 25, 2000. Since joining the Company, Mr. Lyon has participated in a training program designed to expose him to the many facets of real estate development, and currently he is Director of Corporate Development. Mr. Lyon received a dual B.S. in Industrial Engineering and Product Design from Stanford University in 1997.

William H. McFarland was elected to the California Building Industry Foundation Hall of Fame, and has had a distinguished career in residential real estate and large-scale community development in California. He has been a member of the board of directors since January 25, 2000. Mr. McFarland previously served in executive and director capacities of The Irvine Company, Irvine Community Development Company and Irvine Apartment Communities. Today, Mr. McFarland is a private developer and investor in real estate projects in California, and serves on the boards of Opus West Corporation, Cornerstone Ventures, Inc. and e-dn.com.

Michael L. Meyer joined the board of directors on January 25, 2000, and currently is Chief Executive Officer of Michael L. Meyer Company, a principal and/or advisor to real estate entities, an officer of Advantage 4, LLC, a real estate telecommunications company, and a principal of TransPac Partners LLC and Pacific Capital Investors which are both involved in real estate in Japan. In 1998, Mr. Meyer retired as Managing Partner of the E&Y Kenneth Leventhal Real Estate Group of Ernst & Young LLP Orange County, California office. Mr. Meyer was elected to the California Building Industry Foundation Hall of Fame and currently serves on the board of directors of City National Bank, City National Corporation and Cornerstone Ventures, Inc.

Raymond A. Watt was elected to the board of directors of the former The Presley Companies in 1997 and has served in that capacity since November 1999. Mr. Watt serves as Chairman of the Company’s compensation committee. Mr. Watt is the founder and Chairman of the Board of Watt Group, Inc., a commercial and residential real estate development and building company, positions he has held since 1960. Mr. Watt has been honored with election to the California Building Industry Foundation Hall of Fame, serves as a director of Watt Communities, Inc. and Linserath, Inc., both real estate developers, and has served on the boards of several civic organizations.

Dr. Randolph W. Westerfield is Dean of the Marshall School of Business, University of Southern California and has been a member of the board of directors since January 25, 2000. He has been a consultant to a number of large U.S. corporations. With expertise in the areas of corporate financial policy, investment management and analysis, mergers and acquisitions, and stock market price behavior, Dr. Westerfield is co-author of three leading textbooks in corporate financial management. He currently serves on the board of directors of Health Management Associates.

Douglas F. Bauer, Senior Vice President and Northern California Division President, joined the Company in 1999 when it acquired substantially all of the assets of the former William Lyon Homes, where Mr. Bauer had served as Vice President — Finance and Chief Financial Officer, and Northern California Division President since his hire in January 1989. Prior experience includes seven years at Security Pacific National Bank in Los Angeles, California in various financial positions. Mr. Bauer has more than 20 years experience in the real estate development and homebuilding industry.

Mary J. Connelly, Senior Vice President and Nevada Division President, joined The Presley Companies in May 1995, after eight years’ association with Gateway Development — six of which were served as Managing Partner in Nevada. Ms. Connelly was Vice President — Finance for the San Diego Division from 1985 to 1987, and she has more than 20 years experience in the real estate development and homebuilding industry.

W. Thomas Hickcox, Senior Vice President and Arizona Division President, joined the Company in May 2000. Mr. Hickcox was previously President of Continental Homes in Phoenix, Arizona, with 16 years of service at that company. Mr. Hickcox has more than 20 years experience in the real estate development and homebuilding industry.

Thomas J. Mitchell, Senior Vice President and Southern California Division President, joined the Company in 1999 when it acquired substantially all of the assets of the former William Lyon Homes, where Mr. Mitchell had served as a Project Manager, Vice President, and Division President since his hire in December 1988. Mr. Mitchell has more than 20 years experience in the real estate development and homebuilding industry.

Larry I. Smith, Senior Vice President and San Diego Division President, joined The Presley Companies in May 1995 and has served in that capacity since November 1999, after six years as Vice President and Southern California Division Manager of Coleman Homes, Inc. Previous experience includes ten years in sales and marketing executive positions and consulting activities with southern California real estate firms. Mr. Smith has more than 20 years experience in the real estate development and homebuilding industry.

Michael D. Grubbs, Senior Vice President and Chief Financial Officer, joined the Company in 1999 when it acquired substantially all of the assets of the former William Lyon Homes, where Mr. Grubbs had served as Vice President and Corporate Controller after his hire in December 1992. Mr. Grubbs has more than 20 years experience in residential real estate and homebuilding finance.

Richard S. Robinson, Senior Vice President — Finance, joined the Company in 1999 when it acquired substantially all of the assets of the former William Lyon Homes, where Mr. Robinson had served since May 1997 as Senior Vice President, and as Vice President — Treasurer and other administrative positions at The William Lyon Company or one of its subsidiaries or affiliates, since his hire in June 1979. His experience in residential real estate development and homebuilding finance totals more than 30 years.

Cynthia E. Hardgrave, Vice President — Tax and Internal Audit, joined the Company in 1999 when it acquired substantially all of the assets of the former William Lyon Homes, where Ms. Hardgrave had served in various tax management positions since her hire in July 1989. Ms. Hardgrave has more than 15 years experience in real estate tax and audit.

W. Douglass Harris, Vice President and Corporate Controller joined The Presley Companies in June 1992 and has served in that capacity since November 1999. Mr. Harris has served as the Corporate Secretary of the Company since October 2002. Previously, Mr. Harris spent seven years with Shapell Industries, Inc., another major California homebuilder, as its Vice President and Corporate Controller. Mr. Harris has been involved with the real estate development and homebuilding industry for more than 20 years.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of reports received by the Company during or with respect to the year ended December 31, 2002 pursuant to Rule 16a-3(e) of the Securities Exchange Act of 1934, all required reports on Form 3, Form 4 and Form 5 were timely filed by the Company’s directors, officers and 10% stockholders.

Item 11.    Executive Compensation

COMPENSATION OF DIRECTORS

In 2002, outside directors received an annual retainer of $30,000 per year plus $1,000 for each board of directors meeting attended and $1,000 per year per committee for service on committees of the board of directors, which they take in cash. The Company adopted the William Lyon Homes Outside Directors Deferred Compensation Plan effective as of February 11, 2002, whereby each outside director may elect to defer payment of a portion or all of his annual compensation until his retirement date or a fixed payment date in the future at which time he would receive all deferred amounts and accumulated earnings thereon, if any, in a lump sum. Currently, General Dalton is the only director who intends to defer all of his 2002 director compensation under the plan.

Under the Company’s Non-Qualified Retirement Plan for Outside Directors, each outside director is eligible to receive $2,000 per month beginning on the first day of the month following death, disability or retirement at age 72; or, in the case of an outside director who ceases participation in the plan prior to death, disability or retirement at age 72 but has completed at least ten years of service as a director, eligibility for benefit payments pursuant to the plan begins on the first day of the month following the latter of (a) the day on which such person attains the age of 65, or (b) the day on which such person’s service terminates after completing at least ten years of service as a director. The monthly payments are to continue for the number of months that equals the number of months the outside director served as a director and are payable to the director’s beneficiary in the event of the director’s death. If a retired outside director receiving payments under the plan resumes his status as a director or becomes an employee, the payments under the plan are suspended during the period of such service.

No options were granted during 2002 to any director. On May 9, 2000, Messrs. Dalton, Frankel, McFarland, Meyer, Watt and Westerfield were each granted options to purchase 10,000 shares of common stock at a price of $8.6875 per share. These options vested or will vest in the following installments: one third on May 9, 2001, one third on May 9, 2002 and one third on May 9, 2003. All of the options expire if unexercised on May 9, 2010. Mr. Cable was granted options to purchase 50,000 shares of common stock. The option price, vesting schedule and expiration date of Mr. Cable’s options are the same as those granted to the other directors. The grant of options to Mr. Cable is also discussed in the section on “Executive Compensation”. No options were granted to General William Lyon or William H. Lyon.

EXECUTIVE COMPENSATION

Summary Compensation Table.

The following table summarizes the annual and long-term compensation during 2002 of the Company’s Chief Executive Officer and the four additional most highly compensated executive officers whose annual salaries and bonuses exceeded $100,000 in total during the fiscal year ended December 31, 2002 (collectively, the “Named Officers”).

		Annual Compensation			Long-Term Compensation
Awards
Name and Principal Position	Year	Salary($)(1)	Bonus Paid in Specified Year But Earned in Earlier Years ($)(2),(3),(4),(5)	Bonus Earned During Specified Year But Payable in Future Years($)(3),(4),(5),(6)	Securities Underlying Options(#)	All Other Compensation ($)(7)
General William Lyon(8) Chairman of the Board and Chief Executive Officer	2002 2001 2000	$495,000 495,000 495,000	$1,985,408 1,440,023 0	$2,488,838 2,007,200 1,920,030	0 0 0	$0 0 0
Wade H. Cable Director, President and Chief Operating Officer	2002 2001 2000	424,330 424,330 424,330	2,294,158 1,823,773 617,500	2,488,838 2,007,200 1,920,030	0 0 50,000	5,100 5,100 5,100
Thomas J. Mitchell(8) Senior Vice President and Southern California Division President	2002 2001 2000	206,000 206,000 200,000	647,259 385,875 0	1,060,582 691,512 514,500	0 0 25,000	5,100 5,100 5,100
Douglas F. Bauer(8) Senior Vice President and Northern California Division President	2002 2001 2000	206,000 206,000 200,000	484,970 477,338 0	500,000 434,476 636,450	0 0 25,000	5,100 5,100 5,100
Mary J. Connelly Senior Vice President and Nevada Division President	2002 2001 2000	200,000 200,000 175,366	461,627 321,014 172,131	500,000 429,332 288,510	0 0 25,000	5,100 5,100 5,100

(1)	Includes amounts, which the executive would have been entitled to be paid, but which at the election of the executive were deferred by payment into the Company’s 401(k) plan and deferred compensation plan. Does not include perquisites and other personal benefits, securities or property received by the executive unless the aggregate amount of such compensation is greater than 10 percent of the total annual salary and bonus reported for the executive.

(2)	Represents amounts paid in 2002, 2001, or 2000, respectively, under the Company’s then existing executive bonus plan or employment agreement with the executive, but which were earned prior to the year of payment.

(3)	The 2002 Cash Bonus Plan (the “2002 Plan”) provides that the Chief Executive Officer (“CEO”), the Chief Operating Officer (“COO”) and the Chief Financial Officer (“CFO”) are eligible to receive bonuses based upon specified percentages of pre-tax, pre-bonus income. Division presidents are eligible to receive bonuses based upon specified percentages of their respective division pre-tax, pre-bonus income. All other participants are eligible to receive bonuses based upon specified percentages of a bonus pool determined as a specified percentage of pre-tax, pre-bonus income. Awards are paid out over two years, with 75% paid out following the determination of bonus awards, and 25% paid out one year later. The deferred amounts will be forfeited in the event of termination for any reason except retirement, death or disability.

(4)	The 2001 Cash Bonus Plan (the “2001 Plan”) provides that the CEO, COO and CFO are eligible to receive bonuses based upon specified percentages of pre-tax, pre-bonus income. Bonus targets for division presidents are based upon division performance, as compared to the division’s 2001 Business Plan. For all other participants, the 2001 Plan stipulates annual setting of individual bonus targets, expressed as a percent of each participant’s salary, with awards based on performance against goals pertaining to each participant’s operating area. All awards are prorated downward if the sum of all of our calculated awards exceeds 20% of the Company’s consolidated pre-tax income before bonuses. Awards are paid out over two years, with 75% paid out following the determination of bonus awards, and 25% paid out one year later. The deferred amounts will be forfeited in the event of termination for any reason except retirement, death or disability.

(5)	The 2000 Cash Bonus Plan (the “2000 Plan”) provides that the CEO and COO are eligible to receive bonuses based upon specified percentages of pre-tax, pre-bonus income. Bonus targets for division presidents are based upon division performance, as compared to the division’s 2000 Business Plan. For all other participants, the 2000 Plan stipulates annual setting of individual bonus targets, expressed as a percent of each participant’s salary, with awards based on performance against goals pertaining to each participant’s operating area. All awards are prorated downward if the sum of all of the calculated awards exceeds 20% of the Company’s consolidated pre-tax income before bonuses. Awards are paid out over two years, with 75% paid out following the determination of bonus awards, and 25% paid out one year later. The deferred amounts will be forfeited in the event of termination for any reason except retirement, death or disability.

(6)	Includes amounts, which the executive would have been entitled to be paid, but which at the election of the executive were deferred by payment into the Company’s executive deferred compensation plan.

(7)	Represents matching contributions made by the Company into each executive’s 401(k) plan account in an amount equal to 3% of each executive’s eligible earnings.

(8)	General William Lyon and Mssrs. Bauer and Mitchell served as executive officers from November 11, 1999 until the end of 1999, but did not earn salaries from the Company. They did earn salaries from the former William Lyon Homes. During 2000, General William Lyon and Mssrs. Bauer and Mitchell were paid bonuses of $530,956, $248,745 and $387,947, respectively, which were earned in prior years from the former William Lyon Homes. During 2001, General William Lyon and Mr. Mitchell were paid bonuses of $75,851 and $73,298, respectively, which were earned in prior years from the former William Lyon Homes.

The Company’s board of directors has approved a cash bonus plan for all of its full-time, salaried employees, including the CEO, COO, CFO, division presidents, executives, managers, field construction staff, and certain other employees. Under the terms of this plan, the CEO, COO and CFO are eligible to receive bonuses based upon specified percentages of the Company’s pretax, pre-bonus income. Division presidents are eligible to receive bonuses based upon specified percentages of their respective division pre-tax, pre-bonus income. All other participants are eligible to receive bonuses based upon specified percentages of a bonus pool determined as a specified percentage of pre-tax, pre-bonus income.

For the CEO, COO, CFO, division presidents, executives and managers, awards are paid out over two years, with 75% paid out following the determination of bonus awards, and 25% paid out one year later. The deferred amounts will be forfeited in the event of termination for any reason except retirement, death or disability.

Effective on February 11, 2002, the Company implemented a deferred compensation plan that allows certain officers and employees to defer a portion of total income (base salary and bonuses). The deferral amount can be up to 20% of total income with a minimum of $10,000 annually.

Options/SAR Grants in Fiscal Year Ended December 31, 2002

No options were granted during 2002 to any director or Named Officer.

On March 7, 2000, the compensation committee of the Company’s board of directors unanimously voted to recommend for approval to the board of directors a proposed compensation package which included the William Lyon Homes 2000 Stock Incentive Plan (the “Stock Incentive Plan”). Subject to adoption and approval of the Stock Incentive Plan by the Company’s stockholders, on April 6, 2000, acting by unanimous written consent, the board of directors approved and adopted the Stock Incentive Plan. At the Company’s 2000 Annual Meeting on May 9, 2000, the stockholders adopted and approved the Stock Incentive Plan. The Stock Incentive Plan is administered by the compensation committee, by a delegation of the board of directors.

The purpose of the Stock Incentive Plan is to attract and retain the best available personnel, to provide additional incentive to key employees, officers and directors, and to promote the success of the Company’s business. One million shares of common stock are reserved for issuance under the Stock Incentive Plan, subject to adjustments related to changes in capitalization.

Both options intended to qualify as incentive stock options and nonqualified options may be granted under the Stock Incentive Plan. Nonqualified stock options may be granted to employees, consultants and directors. Incentive stock options may be granted only to employees. Options may be coupled with a stock appreciation right. Grants or sales of common stock also may be made to employees, consultants or directors upon terms and conditions determined by the Stock Incentive Plan’s administrator.

The Stock Incentive Plan will continue in effect for a term of ten years, unless terminated earlier as provided for in the Stock Incentive Plan. The term of each option will be stated in the applicable option agreement, provided, however, that in no event may the term be more than ten years from the date of grant.

Effective on May 9, 2000, the Company issued options under the Stock Incentive Plan to purchase a total of 627,500 shares of common stock at $8.6875 per share. During the year ended December 31, 2001, the Company issued additional options under the Stock Incentive Plan to purchase 32,500 shares of common stock at an average price of $11.50 per share. During the year ended December 31, 2002, options were exercised to purchase 102,504 shares and 3,334 shares of common stock at a price of $8.6875 and $13.000, respectively. During the year ended 2001, options were exercised to purchase 49,176 shares of common stock at a price of $8.6875 per share in accordance with the Stock Incentive Plan. As of December 31, 2002, 56,666 options have been forfeited and 448,320 options remain unexercised. The unexercised options are as follows: 419,154 options priced at $8.6875, 12,500 options priced at $9.1000, and 16,666 options priced at $13.0000. All unexercised options expire on May 9, 2010.

During the year ended December 31, 2002, options were exercised under the 1991 Stock Option Plan to purchase 13,912 shares and 7,998 shares of common stock at a price of $5.0000 and $14.3750, respectively. At December 31, 2002 there were no outstanding options to purchase common stock under the 1991 Stock Option Plan.

AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUE TABLE

The following table sets forth the information noted for all exercises of stock options during the fiscal year ended December 31, 2002 by each of the Named Officers and the fiscal year end value of unexercised options.

	Shares Acquired On Exercise(#)(1)	Value Realized($)(2)	Number of Securities Underlying Unexercised Options/SARS At Fiscal Year-End(#)(1)		Value of Unexercised In-The-Money Options/SARS At Fiscal Year-End($)(1),(2)
			Exercisable	Unexercisable	Exercisable	Unexercisable
General William Lyon	—	—	—	—	—	—
Wade H. Cable 1991 Plan 2000 Plan	13,912 —	$212,854 —	0 33,335	0 16,665	$0 438,105	$0 219,020
Thomas J. Mitchell	—	—	16,668	8,332	$219,059	$109,503
Douglas F. Bauer	8,333	$148,098	0	8,332	0	$109,503
Mary J. Connelly	—	—	8,333	8,332	$109,516	$109,503

(1)	Exercised, exercisable and unexercisable options for each of the Named Officers include options granted on May 9, 2000 under the Stock Incentive Plan. The options vest as follows: one-third on May 9, 2001, one-third on May 9, 2002 and one-third on May 9, 2003. The exercise price of these options is $8.6875. The value of unexercised in-the-money options is calculated by determining the difference between the closing price of the Company’s common stock on the New York Stock Exchange ($21.83 per share) at December 31, 2002 and the exercise price of the options.

(2)	The value realized is calculated by determining the difference between the closing price of the Company’s common stock on the New York Stock Exchange at exercise and the exercise price.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

Employees, including executive officers, enter into annual employment agreements which provide that their employment is at-will. The employment agreements with each of General William Lyon, Wade Cable, Thomas Mitchell, Douglas Bauer and Mary Connelly provide for an annual salary effective January 1, 2003 of $600,000, $500,000, $225,000, $225,000 and $225,000 respectively. Each employment agreement also provides for a monthly automobile allowance of $400.

The Company has entered into indemnification agreements with all of its directors and the Named Officers, among others, to provide them with the maximum indemnification allowed under the Company’s bylaws and applicable law, including indemnification for all judgments and expenses incurred as the result of any lawsuit in which such person is named as a defendant by reason of being a director, officer or employee of the Company, to the extent such indemnification is permitted by the laws of Delaware.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The members of the Company’s compensation committee are General James E. Dalton, William H. McFarland, Michael L. Meyer, Raymond A. Watt and Randolph W. Westerfield. None of the members of the compensation committee has ever been an officer or employee of the Company or any of its subsidiaries. None of the Company’s executive officers has ever served as a director or member of the compensation committee (or other board committee performing equivalent functions) of another entity, one of whose executive officers served in either of those capacities for the Company.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as to the number of shares of the Company’s common stock beneficially owned as of January 31, 2003. The following table includes information for (a) each person or group that is known to the Company to be the beneficial owner of more than 5% of the outstanding shares of common stock, (b) each of the Company’s directors, (c) each executive officer named in the Summary Compensation Table, and (d) all of the Company’s directors and executive officers as a group.

	As of January 31, 2003
	Shares Beneficially Owned		Shares Acquirable Within 60 Days(1)		Percentage of All Common Stock(2)
General William Lyon(3)	3,707,573	(4)	33,335	(5)	38.32%
The William Harwell Lyon Trust(6)	1,749,259				17.98%
William H. Lyon(3)	0	(7)			*
Wade H. Cable(3)	0		33,335		*
Wade H. Cable & Susan M. Cable, Trustees of the Cable Family Trust, Est. 7-11-88(3)	247,705	(8)			2.55%
Richard E. Frankel(3)	0		6,667	(9)	*
General James E. Dalton(3)	0		6,667		*
William H. McFarland(3)	0		3,333		*
William H. & Rose-Marie McFarland, Trustees (U/T/A dated February 13, 1998)(3)	3,334
Michael L. Meyer(3)	0		6,667		*
Michael L. Meyer, Trustee of the Michael L. Meyer Living Trust, Est. July 4, 1989(3)	20,000				*
Raymond A. Watt(3)	0				*
R.A. Watt 1994 Family Trust(3)	6,667				*
Randolph W. Westerfield(3)	3,333				*
Thomas J. Mitchell(3)	0		16,668		*
Douglas F. Bauer(3)	0				*
Mary J. Connelly(3)	0		8,333		*
Bricoleur Capital Management LLC(10)	1,733,940				17.82%
FMR Corp.(11)	672,000				6.91%
All directors and executive officers as a group (18 persons)	5,490,366	(12)	131,840		57.02%

*	Less than 1%
(1)	Reflects the number of shares that could be purchased by exercise of options exercisable at January 31, 2003 or within 60 days thereafter under the William Lyon Homes 2000 Stock Incentive Plan.
(2)	Shares of common stock subject to options that are currently exercisable or exercisable within 60 days are deemed to be outstanding and beneficially owned by the person holding such options for the purpose of computing the percentage ownership of such person, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.
(3)	Stockholder is at the following mailing address: c/o William Lyon Homes, 4490 Von Karman Avenue, Newport Beach, CA 92660.

(4)	Includes 247,705 shares held by the Cable Family Trust. General William Lyon has the power to direct the vote of all of the shares beneficially owned by the Cable Family Trust pursuant to a voting agreement among William Lyon, Wade H. Cable and Susan M. Cable, Trustees of the Cable Family Trust and Wade H. Cable, individually, dated as of May 31, 2002 (“Voting Agreement”).

(5)	Includes 33,335 shares issuable upon exercise of outstanding options and deemed beneficially owned by Wade H. Cable. General William Lyon has the power to direct the vote of all of the shares beneficially owned by Wade H. Cable pursuant to the Voting Agreement.

(6)	Stockholder is at the following mailing address: c/o Richard Sherman, Esq., Irell & Manella LLP, 840 Newport Center Drive, Suite 400, Newport Beach, CA 92660.

(7)	Does not include 1,749,259 shares of common stock held in The William Harwell Lyon Trust of which William H. Lyon is the sole beneficiary. William H. Lyon does not have or share, directly or indirectly, the power to vote or to direct the vote of these shares, and thus, William H. Lyon disclaims beneficial ownership of these shares.

(8)	Does not include 1,203 shares directly owned by children of Mr. Cable, as to which shares Mr. Cable disclaims beneficial ownership.

(9)	Includes 6,667 shares of common stock purchasable by Frankel Associates, L.P. upon the exercise of options exercisable at January 31, 2003 or within 60 days thereafter. Richard Frankel assigned the options the Company granted to him to Frankel Associates, L.P., a family limited partnership. Mr. Frankel is the President of the general partner of Frankel Associates, L.P.

(10)	Stockholder is at the following mailing address: 12230 El Camino Real, Suite 100, San Diego, CA 92130. According to Item 6 of the Schedule 13G filed by stockholder for the year 2002 and dated February 13, 2003, as an investment adviser for certain accounts in which the reported shares are held, stockholder has been granted the authority to dispose of and vote those shares. Stockholder’s holdings are based upon on the holdings disclosed in the Schedule 13G and any other information made available to the Company Stockholder has advised the Company that the shares are held in multiple funds and that no single fund is a beneficial owner of more than 5% of the Company’s common stock.

(11)	Based solely on the Schedule 13G filed on February 13, 2002, stockholder is at the following mailing address: 82 Devonshire Street, Boston, MA 02109. According to Item 6 of such Schedule 13G, various persons have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of the Company’s shares. The interest of one fund, Fidelity Low Priced Stock Fund, amounted to 507,5000 shares on December 31, 2002.

(12)	Includes 1,749,259 shares held by The William Harwell Lyon Trust of which William H. Lyon is the sole beneficiary. William H. Lyon does not have or share, directly or indirectly, the power to vote or direct the vote of these shares, and thus, William H. Lyon disclaims beneficial ownership of these shares.

Except as otherwise indicated in the above notes, shares shown as beneficially owned are those as to which the named person possesses sole voting and investment power. However, under California law, personal property owned by a married person may be community property which either spouse may manage and control, and the Company has no information as to whether any shares shown in this table are subject to California community property law.

The following table sets forth information as of December 31, 2002 with respect to compensation plans under which the Company’s common stock is authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (c)
Equity compensation plans approved by security holders	448,320	$8.8593	396,666
Equity compensation plans not approved by security holders	0	N/A	N/A

Total	448,320	$8.8593	396,666

No compensation plan under which the Company’s common stock is authorized for issuance was adopted without the approval of the Company’s stockholders.

Item 13.    Certain Relationships and Related Transactions

12½% Senior Notes Purchased by General William Lyon, a Trust for which William H. Lyon is the Sole Beneficiary, and William H. McFarland.

On May 1, 2001, the Company completed a consent solicitation with respect to the 12½% Senior Notes and received consents from holders of $39,279,000 of the then outstanding notes to extend the maturity date from July 1, 2001 to July 1, 2003 and to make certain amendments to the note covenants. Although the Company initially intended to accept consents from no more than 50% of holders, the Company elected to accept additional consents, as contemplated by the consent solicitation documents. The consenting holders received a fee of 4% of the principal balance. Subsequently, during May and June 2001, the Company also repurchased $31,444,000 of the 12½% Senior Notes from non-consenting holders.

In June 2001, General William Lyon, Chairman and Chief Executive Officer, and a trust for which his son William H. Lyon, a director, is the sole beneficiary, purchased from the Company at par $30,000,000 of the 12½% Senior Notes. William H. McFarland, another member of the Company’s Board of Directors, purchased from the Company at par $1,000,000 of the 12½% Senior Notes. In parity with holders consenting during the consent solicitation, these directors received a consent fee of 4% of the principal balance and consented to the amendments effected by the consent solicitation statement dated February 28, 2001.

As of December 31, 2002, $70,279,000 aggregate principal amount of the 12 1/2% Senior Notes was outstanding.

Acquisition of Real Estate Projects from Entities Controlled by General William Lyon and/or

William H. Lyon.

The Company purchased real estate projects for a total purchase price of $8,468,000 during the year ended December 31, 2000, from entities controlled by General William Lyon and William H. Lyon. In addition, one-half of the net profits in excess of six to eight percent from the development are to be paid to the seller. During the year ended December 31, 2002, $1,770,000 was paid to the seller in accordance with this agreement.

On October 26, 2000, the Company’s board of directors (with General William Lyon and William H. Lyon abstaining) approved the purchase of 579 lots for a total purchase price of $12,581,000 from an entity controlled by General William Lyon and William H. Lyon. The terms of the purchase agreement provide for an initial option payment of $1,000,000 and a rolling option takedown of the lots. Phase takedowns of approximately 20 lots each are anticipated to occur at two to three month intervals for each of several product types through September 2004. In addition, one- half of the net profits in excess of six percent from the development are to be paid to the seller. During the years ended December 31, 2002 and 2001, the Company purchased 183 lots and 143 lots, respectively, under this agreement for a total purchase price of $4,150,000 and $2,777,000, respectively. In addition, during the year ended December 31, 2002, payments in the amount of $1,614,000 were made for one - half of the net profits in excess of six percent from the development. This land acquisition qualifies as an affiliate transaction under the Company’s 12½% Senior Notes due July 1, 2003 Indenture dated as of June 29, 1994 (“Indenture”). Pursuant to the terms of the Indenture, the Company has determined that the land acquisition is on terms that are no less favorable to the Company than those that would have been obtained in a comparable transaction by us with an unrelated person. The Company has delivered to the Trustee under the Indenture a resolution of the Company’s Board of Directors set forth in an Officers’ Certificate certifying that the land acquisition is on terms that are no less favorable to the Company than those that would have been obtained in a comparable transaction by the Company with an unrelated person and the land acquisition has been approved by a majority of the disinterested members of the Company’s Board of Directors of the Company. Further, the Company has delivered to the Trustee under the Indenture a determination of value by a real estate appraisal firm which is of regional standing in the region in which the subject property is located and is MAI certified.

On July 9, 2002, the Company’s Board of Directors (with General William Lyon and William H. Lyon abstaining) approved the purchase of 144 lots, through a land banking arrangement, for a total purchase price of

$16,660,000 from an entity that purchased the lots from General William Lyon. The terms of the purchase agreement provide for an initial deposit of $3,300,000 (paid on July 23, 2002) and monthly option payments of 11.5% on the seller’s outstanding investment. Such option payments entitle the Company to phase takedowns of approximately 14 lots each, which are anticipated to occur at one to two month intervals through December 2003. As of December 31, 2002, 16 lots have been purchased under this agreement for a purchase price of $1,851,000. Had the Company purchased the property directly, the acquisition would qualify as an affiliate transaction under the Indenture. Even though the Company’s agreement is not with General William Lyon, the Company has chosen to treat it as an affiliate transaction. Pursuant to the terms of the Indenture, the Company has determined that the land acquisition is on terms that are no less favorable to the Company than those that would have been obtained in a comparable transaction by the Company with an unrelated person. The Company has delivered to the Trustee under the Indenture a resolution of the Board of Directors of the Company set forth in an Officers’ Certificate certifying that the land acquisition is on terms that are no less favorable to the Company than those that would have been obtained in a comparable transaction by the Company with an unrelated person and the land acquisition has been approved by a majority of the disinterested members of the Board of Directors of the Company. Further, the Company has delivered to the Trustee under the Indenture a determination of value by a real estate appraisal firm which is of regional standing in the region in which the subject property is located and is MAI certified.

Purchase of Land from Unconsolidated Joint Venture.

The Company purchased land for a total purchase price of $17,079,000, $5,371,000 and $7,128,000 during the years ended December 31, 2002, 2001 and 2000, respectively, from one of the Company’s unconsolidated joint ventures.

Agreements with Entities Controlled by William Lyon and William H. Lyon.

For the years ended December 31, 2002 and 2001, the Company incurred reimbursable on-site labor costs of $178,000 and $175,000, respectively, for providing customer service to real estate projects developed by entities controlled by General William Lyon and William H. Lyon, of which $72,000 was due to us at December 31, 2002. In addition, the Company earned fees of $99,000 and $108,000, respectively, for tax and accounting services performed for entities controlled by General William Lyon and William H. Lyon during the years ended December 31, 2002 and 2001.

For the year ended December 31, 2000, the Company earned management fees and were reimbursed for on-site labor costs of $330,000 and $593,000, respectively, for managing and selling real estate owned by entities controlled by General William Lyon and William H. Lyon.

Rent Paid to a Trust of which William H. Lyon is the Sole Beneficiary.

For the years ended December 31, 2002, 2001, and 2000, the Company incurred charges of $729,000, $729,000, and $717,000, respectively, related to rent on the Company’s corporate office, from a trust of which William H. Lyon is the sole beneficiary.

Charges Incurred Related to the Charter and Use of Aircraft Owned by an Affiliate of William Lyon.

During the years ended December 31, 2002 and 2001, the Company incurred charges of $177,000 and $201,000, respectively, related to the charter and use of aircraft owned by an affiliate of General William Lyon.

Certain Family Relationships.

William H. Lyon is the son of General William Lyon. General William Lyon is the Company’s Chairman of the Board of Directors and the Chief Executive Officer. William H. Lyon is one of the Company’s directors and an employee.

Mortgage Loans.

In 2002, the Company offered home mortgage loans to its employees and directors through its mortgage company subsidiary, Duxford Financial, Inc. These loans were made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. These loans did not involve more than the normal risk of collectability or present other unfavorable features and were sold to investors typically within 7 to 15 days.

Home Purchase.

The Company offers a 2% discount on new homes sold to its employees. In 2002, one of the Company’s executive officers, Larry Smith, and another employee purchased a new home from the Company for $327,048.

Item 14.    Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, which was completed within 90 days of the filing date of this Form 10-K, the Company’s principal executive officer and principal financial officer, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15.    Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K

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

4.3(9)

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

10.3(5)

Property Management Agreement between Corporate Enterprises, Inc., a California corporation (Owner) and William Lyon Homes, Inc., a California corporation (Manager) dated and effective November 5, 1999.

10.4(5)	Warranty Service Agreement between Corporate Enterprises, Inc., a California corporation and William Lyon Homes, Inc., a California corporation dated and effective November 5, 1999.

10.5(6)	Loan Agreement dated as of September 25, 2000 between William Lyon Homes, Inc., a California corporation, the “Borrower,” and Residential Funding Corporation, a Delaware corporation, “Lender.”

10.6

First Amendment to Loan Agreement, dated as of July 13, 2001, between William Lyon Homes, Inc., a California corporation, as borrower, and RFC Construction Funding Corp., a Delaware corporation, as lender.

10.7

Second Amendment to Loan Agreement and to Other Loan Documents, dated as of March 28, 2002, between William Lyon Homes, Inc., a California corporation, as borrower, and RFC Construction Funding Corp., a Delaware corporation, as lender.

10.8

Third Amendment to Loan Agreement and to Other Loan Documents, dated as of January 10, 2003, between William Lyon Homes, Inc., a California corporation, as borrower, and RFC Construction Funding Corp., a Delaware corporation, as lender.

10.9

Fourth Amendment to Loan Agreement, dated as of January 23, 2003, between William Lyon Homes, Inc., a California corporation, as borrower, and RFC Construction Funding Corp., a Delaware corporation, as lender.

10.10(6)

Master Loan Agreement dated as of August 31, 2000 by and between William Lyon Homes, Inc., a California corporation (“Borrower”) and Guaranty Federal Bank, F.S.B., a federal savings bank organized and existing under the laws of the United States (“Lender”).

10.11(10)

Agreement for First Modification of Deeds of Trust and Other Loan Instruments, dated as of June 8, 2001, by and between William Lyon Homes, Inc., a California corporation, as borrower, and Guaranty Bank, a federal savings bank organized and existing under the laws of the United States (formerly known as “Guaranty Federal Bank, F.S.B.”), as lender.

Exhibit Number		Description
10.12

Agreement for Second Modification of Deeds of Trust and Other Loan Instruments, dated as of July 23, 2001, by and between William Lyon Homes, Inc., a California corporation, as borrower, and Guaranty Bank, a federal savings bank organized and existing under the laws of the United States (formerly known as “Guaranty Federal Bank, F.S.B.”), as lender.

10.13

Agreement for Third Modification of Deeds of Trust and Other Loan Instruments, dated as of December 19, 2001, by and between William Lyon Homes, Inc., a California corporation, as borrower, and Guaranty Bank, a federal savings bank organized and existing under the laws of the United States (formerly known as “Guaranty Federal Bank, F.S.B.”), as lender.

10.14

Agreement for Fourth Modification of Deeds of Trust and Other Loan Instruments, dated as of May 29, 2002, by and between William Lyon Homes, Inc., a California corporation, as borrower, and Guaranty Bank, a federal savings bank organized and existing under the laws of the United States (formerly known as “Guaranty Federal Bank, F.S.B.”), as lender.

10.15	(6)

Revolving Line of Credit Loan Agreement (Borrowing Base Loan) by and between California Bank & Trust, a California banking corporation, and William Lyon Homes, Inc., a California corporation, dated as of September 21, 2000.

10.16	(13)

Agreement to Modify Loan Agreement, Promissory Note and Deed of Trust, dated as of September 18, 2002, by and between William Lyon Homes, Inc., a California corporation, as borrower, and California Bank & Trust, a California banking corporation, as lender.

10.17

Second Agreement to Modify Loan Agreement, Promissory Note and Deed of Trust, dated as of December 13, 2002, by and between William Lyon Homes, Inc., a California corporation, as borrower, and California Bank & Trust, a California banking corporation, as lender.

10.18	(6)	Option Agreement and Escrow Instructions between William Lyon Homes, Inc., a California corporation and Lathrop Investment, L.P., a California limited partnership dated as of October 24, 2000.

10.19	(7)	William Lyon Homes 2000 Stock Incentive Plan.

10.20	(8)	Form of Stock Option Agreements.

10.21	(8)	William Lyon Homes, Inc. 2000 Cash Bonus Plan.

10.22	(8)	Standard Industrial/Commercial Single-Tenant Lease — Net Between William Lyon Homes, Inc. and a trust of which William H. Lyon is the sole beneficiary.

10.23	(9)	Business Loan Agreement dated as of March 8, 2001 between William Lyon Homes, Inc. (“Borrower”) and First Bank and Trust (“Lender”).

10.24	(10)

Mortgage Warehouse Loan and Security Agreement dated as of June 28, 2002, by and between Duxford Financial, Inc., and/or Bayport Mortgage, L.P., a California Corporation (“Borrower”) and First Tennessee Bank (“Bank”).

10.25	(11)	William Lyon Homes Executive Deferred Compensation Plan effective as of February 11, 2002.

10.26	(12)	William Lyon Homes Outside Directors Deferred Compensation Plan effective as of February 11, 2002.

10.27		The Presley Companies Non-Qualified Retirement Plan for Outside Directors.

12.1		Statement of Ratio of Earnings to Fixed Charges.

21.1		List of Subsidiaries of the Company.

23.1		Consent of Independent Auditors.

99.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed January 5, 2000 and incorporated herein by this reference.

(2)	Previously filed in connection with the Company’s Registration Statement on Form S-4, and amendments thereto, (S.E.C. Registration No. 333-88569) and incorporated herein by this reference.

(3)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 and amendments thereto (S.E.C. Registration No. 33-79088) and incorporated herein by this reference.

(4)	Previously filed in connection with the Company’s Registration Statement on Form S-1, and amendments thereto (S.E.C. Registration No. 33-79088) and incorporated herein by this reference.

(5)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by this reference.

(6)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 and incorporated herein by this reference.

(7)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-8 (SEC Registration No. 333-50232) and incorporated herein by this reference.

(8)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by this reference.

(9)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001 and incorporated herein by this reference.

(10)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by this reference.

(11)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-8 (SEC Registration No. 333-82448) dated February 8, 2002 and incorporated herein by this reference.

(12)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by this reference.

(13)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 and incorporated herein by this reference.

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

Signature	Title	Date

/s/ WILLIAM LYON William Lyon	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	February 18, 2003

/s/ WADE H. CABLE Wade H. Cable	Director, President and Chief Operating Officer	February 18, 2003

/s/ JAMES E. DALTON James E. Dalton	Director	February 18, 2003

/s/ RICHARD E. FRANKEL Richard E. Frankel	Director	February 18, 2003

/s/ WILLIAM H. LYON William H. Lyon	Director	February 18, 2003

/s/ WILLIAM H. MCFARLAND William H. McFarland	Director	February 18, 2003

/s/ MICHAEL L. MEYER Michael L. Meyer	Director	February 18, 2003

/s/ RAY A. WATT Ray A. Watt	Director	February 18, 2003

Randolph W. Westerfield	Director	February , 2003

/s/ MICHAEL D. GRUBBS Michael D. Grubbs	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 18, 2003

/s/ W. DOUGLASS HARRIS W. Douglass Harris	Vice President and Corporate Controller (Principal Accounting Officer)	February 18, 2003

CERTIFICATIONS

I, William Lyon, certify that:

1.	I have reviewed this annual report on Form 10-K of William Lyon Homes;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 18, 2003

By:	/s/ WILLIAM LYON
William Lyon Chief Executive Officer

CERTIFICATIONS

I, Michael D. Grubbs, certify that:

1.	I have reviewed this annual report on Form 10-K of William Lyon Homes;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 18, 2003

By:	/s/ MICHAEL D. GRUBBS
Michael D. Grubbs Senior Vice President, Chief Financial Officer and Treasurer

REQUIRED SCHEDULES

Schedules are omitted as the required information is not present, is not present in sufficient amounts, or is included in the Consolidated Financial Statements or Notes thereto.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders

William Lyon Homes

We have audited the accompanying consolidated balance sheets of William Lyon Homes as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of William Lyon Homes at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

/S/    ERNST & YOUNG LLP

Irvine, California

February 10, 2003

WILLIAM LYON HOMES

CONSOLIDATED BALANCE SHEETS

(in thousands except number of shares and par value per share)

	December 31,
	2002	2001
ASSETS
Cash and cash equivalents	$16,694	$19,751
Receivables — Note 2	28,734	26,224
Real estate inventories — Note 3	491,952	307,335
Investments in and advances to unconsolidated joint ventures — Note 4	65,404	66,753
Property and equipment, less accumulated depreciation of $5,435 and $4,309 at December 31, 2002 and 2001, respectively	2,131	2,171
Deferred loan costs	1,341	2,831
Goodwill — Note 1	5,896	5,896
Other assets	5,429	2,748

	$617,581	$433,709

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$34,881	$19,346
Accrued expenses	54,312	41,492
Notes payable — Note 5	195,786	151,191
12 1 / 2 % Senior Notes due July 1, 2003 — Note 5	70,279	70,279

	355,258	282,308

Minority interest in consolidated joint ventures — Note 4	80,647	784

Commitments and contingencies — Note 10

Stockholders’ equity — Note 7
Common stock, par value $.01 per share; 30,000,000 shares authorized; 9,728,747 and 10,619,399 shares issued and outstanding at December 31, 2002 and 2001, respectively	97	106
Additional paid-in capital	108,592	127,035
Retained earnings	72,987	23,476

	181,676	150,617

	$617,581	$433,709

See accompanying notes.

WILLIAM LYON HOMES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands except per common share amounts)

	Year Ended December 31,
	2002	2001	2000
Operating revenue
Home sales	$593,762	$452,002	$403,850
Lots, land and other sales	8,648	7,054	3,016
Management fees — Note 1	10,892	9,127	10,456

	613,302	468,183	417,322

Operating costs
Cost of sales — homes	(504,330)	(382,608)	(335,891)
Cost of sales — lots, land and other	(9,404)	(5,158)	(3,378)
Sales and marketing	(22,862)	(18,149)	(16,515)
General and administrative	(39,366)	(37,171)	(35,348)
Amortization of goodwill — Note 1	—	(1,242)	(1,244)

	(575,962)	(444,328)	(392,376)

Equity in income of unconsolidated joint ventures — Note 4	27,748	22,384	24,416

Operating income	65,088	46,239	49,362
Interest expense, net of amounts capitalized — Note 5	—	(227)	(5,557)
Other income (expense), net — Note 8	2,693	7,513	7,324

Income before income taxes and extraordinary item	67,781	53,525	51,129

Provision for income taxes — Notes 4 and 10
Income taxes — benefit credited to paid-in capital	—	—	(9,287)
Income taxes — net of benefit	(18,270)	(5,847)	(3,070)

Income before extraordinary item	49,511	47,678	38,772
Extraordinary item — gain from retirement of debt, net of applicable income taxes — Notes 1, 7 and 8	—	—	496

Net income	$49,511	$47,678	$39,268

Basic earnings per common share: — Note 1
Before extraordinary item	$4.85	$4.50	$3.69
Extraordinary item	—	—	0.05

After extraordinary item	$4.85	$4.50	$3.74

Diluted earnings per common share: — Note 1
Before extraordinary item	$4.73	$4.44	$3.69
Extraordinary item	—	—	0.05

After extraordinary item	$4.73	$4.44	$3.74

See accompanying notes.

WILLIAM LYON HOMES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)
	Shares	Amount			Total

Balance—December 31, 1999	10,439	$104	$116,667	$(63,470)	$53,301
Issuance of common stock upon exercise of stock options—Note 6	131	2	654	—	656
Net income for the year		—	—	39,268	39,268
Income tax benefits related to temporary differences existing prior to the quasi-reorganization—Notes 1 and 7	—	—	9,287	—	9,287

Balance—December 31, 2000	10,570	106	126,608	(24,202)	102,512
Issuance of common stock upon exercise of stock options—Note 6	49	—	427	—	427
Net income for the year	—	—	—	47,678	47,678

Balance—December 31, 2001	10,619	106	127,035	23,476	150,617
Issuance of common stock upon exercise of stock options—Note 6	128	1	1,117	—	1,118
Purchase and retirement of common stock—Note 6	(1,018)	(10)	(19,560)	—	(19,570)
Net income for the year	—	—	—	49,511	49,511

Balance—December 31, 2002	9,729	$97	$108,592	$72,987	$181,676

See accompanying notes.

WILLIAM LYON HOMES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2002	2001	2000
Operating activities
Net income	$49,511	$47,678	$39,268
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,355	2,519	2,499
Equity in income of unconsolidated joint ventures	(27,748)	(22,384)	(24,416)
Extraordinary gain on repurchase of 12 1 / 2 % Senior Notes	—	—	(561)
Provision for income taxes	18,270	5,847	12,383
Net changes in operating assets and liabilities:
Receivables	(3,767)	2,480	(113)
Real estate inventories	(23,126)	(31,185)	(29,378)
Deferred loan costs	1,490	(2,077)	841
Other assets	(2,681)	(93)	(392)
Accounts payable	8,467	(6,416)	10,109
Accrued expenses	(5,580)	1,333	(899)

Net cash provided by (used in) operating activities	16,191	(2,298)	9,341

Investing activities
Investment in and advances to unconsolidated joint ventures	(26,475)	(30,547)	(20,600)
Distributions from unconsolidated joint ventures	43,074	32,947	45,018
Mortgage notes receivable originations/issuances	(333,029)	(220,505)	(116,773)
Mortgage notes receivable sales/repayments	328,821	214,636	113,474
Purchases of property and equipment	(1,315)	(630)	(1,890)

Net cash provided by (used in) investing activities	11,076	(4,099)	19,229

Financing activities
Proceeds from borrowings on notes payable	913,599	687,641	467,446
Principal payments on notes payable	(920,029)	(669,709)	(462,008)
Repurchase of 12 1 / 2 % Senior Notes	—	(51,637)	(22,107)
Reissuance of 12 1 / 2 % Senior Notes	—	44,715	—
Common stock issued for exercised options	1,118	427	656
Common stock purchased	(19,570)	—	—
Minority interest distributions, net	(5,442)	—	—

Net cash (used in) provided by financing activities	(30,324)	11,437	(16,013)

Net (decrease) increase in cash and cash equivalents	(3,057)	5,040	12,557
Cash and cash equivalents—beginning of year	19,751	14,711	2,154

Cash and cash equivalents—end of year	$16,694	$19,751	$14,711

Supplemental disclosures of cash flow and non-cash activities
Cash paid during the period for interest, net of amounts capitalized	$—	$—	$5,304

Issuance of notes payable for land acquisitions	$51,025	$43,550	$10,042

Investment in joint venture in connection with contribution of land to joint venture	$2,000	$1,100	$2,749

Debt assumed by joint venture in connection with contribution of land to joint venture	$—	$—	$2,401

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

Segment Information

The Company designs, constructs and sells a wide range of homes designed to meet the specific needs of each of its markets. For internal reporting purposes, the Company is organized into five geographic home building regions and its mortgage origination operation. Because each of the Company’s geographic home building regions has similar economic characteristics, housing products and class of prospective buyers, the geographic home building regions have been aggregated into a single home building segment. The Company’s mortgage origination operations did not meet the materiality thresholds which would require disclosure for the years ended December 31, 2002, 2001 and 2000, and accordingly, are not separately reported.

The Company evaluates performance and allocates resources primarily based on the operating income of individual home building projects. Operating income is defined by the Company as operating revenue less operating costs plus equity in income of unconsolidated joint ventures. Accordingly, operating income excludes certain expenses included in the determination of net income. Operating income from home building operations totaled $65.1 million, $46.2 million and $49.4 million for the years ended December 31, 2002, 2001 and 2000, respectively.

All revenues are from external customers. There were no customers that contributed 10% or more of the Company’s total revenues during 2002, 2001 or 2000.

Real Estate Inventories and Related Indebtedness

Real estate inventories are carried at cost net of impairment losses, if any. Real estate inventories consist primarily of deposits, raw land, lots under development, homes under construction and completed homes of real estate projects. All direct and indirect land costs, offsite and onsite improvements and applicable interest and other carrying charges are capitalized to real estate projects during periods when the project is under development. Land, offsite costs and all other common costs are allocated to land parcels benefited based upon relative fair values before construction. Onsite construction costs and related carrying charges (principally interest and property taxes) are allocated to the individual homes within a phase based upon the relative sales value of the homes. The Company relieves its accumulated real estate inventories through cost of sales for the cost of homes sold. Selling expenses and other marketing costs are expensed in the period incurred. A provision for warranty costs relating to the Company’s limited warranty plans is included in cost of sales at the time the sale of a home is recorded. The Company generally reserves one percent of the sales price of its homes against

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the possibility of future charges relating to its one-year limited warranty and similar potential claims. Factors that affect the Company’s warranty liability include the number of homes under warranty, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary. Changes in the Company’s warranty liability during the year ended December 31 are as follows (in thousands):

	December 31,
	2002	2001	2000

Warranty liability, beginning of year	$2,598	$2,885	$3,125
Warranty provision during year	5,167	4,156	4,132
Warranty settlements during year	(3,478)	(4,443)	(4,372)

Warranty liability, end of year	$4,287	$2,598	$2,885

Interest incurred under the Revolving Credit Facilities, the 12 1/2% Senior Notes and other notes payable, as more fully discussed in Note 5, is capitalized to qualifying real estate projects under development. Any additional interest charges related to real estate projects not under development are expensed in the period incurred.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“Statement No. 144”). This pronouncement superseded Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (“Statement No. 121”) and was required to be adopted on January 1, 2002. Statement No. 144 retained the fundamental provisions of Statement No. 121 as it relates to assets to be held and used and assets to be sold. Statement No. 144 requires impairment losses to be recorded on assets to be held and used by the Company when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of the assets. When an impairment loss is required for assets to be held and used by the Company, the related assets are adjusted to their estimated fair value.

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Goodwill

The amount paid for business acquisitions over the net fair value of assets acquired and liabilities assumed is reflected as goodwill and, until January 1, 2002 was being amortized on a straight-line basis over seven years. Accumulated amortization was $2,793,000 as of December 31, 2001. In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement No. 142”), effective for fiscal years beginning after December 15, 2001. Under the new rule, goodwill is no longer amortized but is subject to impairment tests in accordance with Statement No. 142. The Company performed its first required annual impairment test of goodwill as of January 1, 2002 and determined that goodwill was not impaired. As of December 31, 2002, there have been no indicators of impairment related to the Company’s goodwill. If Statement No. 142 had been adopted effective January 1, 2000, the pro forma impact of the nonamortization of goodwill on the results for the subsequent periods would have been as follows (in thousands except per common share data):

	Year Ended December 31,
	2001	2000
Net income, as reported	$47,678	$39,268
Amortization of goodwill, net of tax	1,106	943

Net income, as adjusted	$48,784	$40,211

Earnings per common share, as adjusted:
Basic	$4.61	$3.83

Diluted	$4.54	$3.83

Sales and Profit Recognition

A sale is recorded and profit recognized when a sale is consummated, the buyer’s initial and continuing investments are adequate, any receivables are not subject to future subordination, and the usual risks and rewards of ownership have been transferred to the buyer in accordance with the provisions of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 66, Accounting for Sales of Real Estate (“Statement No. 66”). When it is determined that the earnings process is not complete, profit is deferred for recognition in future periods. The Company accounts for sale-leaseback transactions in accordance with the provisions of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 98, Accounting for Leases (“Statement No. 98”).

During the year ended December 31, 2001, the Company completed the sale and related leaseback of 56 model homes for a sales price of $16,216,000, of which $13,938,000 was paid in cash and $2,278,000 of which was paid in the form of a partial recourse note receivable. The sale was accounted for on the cost recovery method in accordance with Statement No. 66 and Statement No. 98, and as such deferred profits of $2,385,000 were recorded resulting in gross profits from the sale of $531,000. As of December 31, 2002, the partial recourse note receivable of $1,379,000 and related deferred profits of $1,486,000 are reflected in receivables and accrued expenses, respectively. The Company pays rent on the related lease and earns income on the partial recourse note receivable at LIBOR plus 4.750% (6.13% at December 31, 2002).

Income Taxes

Income taxes are accounted for under the provisions of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Effective as of January 1, 1994, the

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company completed a capital restructuring and quasi-reorganization. The quasi-reorganization resulted in the adjustment of assets and liabilities to estimated fair values and the elimination of an accumulated deficit effective January 1, 1994. Income tax benefits resulting from the utilization of net operating loss and other carryforwards existing at January 1, 1994 and temporary differences existing prior to or resulting from the quasi-reorganization, are excluded from the results of operations and credited to paid-in capital. During the year ended December 31, 2000, income tax benefits of $9,287,000 were excluded from results of operations and not reflected as a reduction to the Company’s provision for income taxes but credited directly to paid-in capital.

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

For those instruments, as defined under Financial Accounting Standards Board Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments, for which it is practical to estimate fair value, management has determined that the carrying amounts of the Company’s financial instruments approximate their fair value at December 31, 2002.

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

Basic and Diluted Earnings Per Common Share

Earnings per share amounts for all periods presented conform to Financial Accounting Standards Board Statement of Financial Accounting Standards No. 128, Earnings Per Share. Basic and diluted earnings per common share for the year ended December 31, 2002 are based on 10,203,497 and 10,474,868 shares of common stock outstanding, respectively. Basic and diluted earnings per common share for the year ended December 31, 2001 are based on 10,583,564 and 10,739,540 shares of common stock outstanding, respectively. Basic and diluted earnings per common share for the year ended December 31, 2000 are based on 10,499,917 and 10,503,572 shares of common stock outstanding, respectively.

Stock-Based Compensation

At December 31, 2002, the Company had stock plans, which are described more fully in Note 6. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per common share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“Statement No. 123”) to stock-based employee plans (in thousands, except per common share amounts):

	Year Ended December 31
	2002	2001	2000
Net income, as reported	$49,511	$47,678	$39,268
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(937)	(916)	(576)

Net income, as adjusted	$48,574	$46,762	$38,692

Earnings per common share:
Basic—as reported	$4.85	$4.50	$3.74

Basic—as adjusted	$4.76	$4.42	$3.68

Diluted—as reported	$4.73	$4.44	$3.74

Diluted—as adjusted	$4.64	$4.35	$3.68

Use of Estimates

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities as of December 31, 2002 and 2001 and revenues and expenses for each of the three years in the period ended December 31, 2002. Accordingly, actual results could differ from those estimates in the near-term.

Impact of New Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, Recission of SFAS Nos. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections (“Statement No. 145”). Statement No. 145 prevents gains or losses on extinguishment of debt not meeting the criteria of APB 30 to be treated as extraordinary. Statement No. 145 is effective for fiscal years beginning after March 15, 2002. Upon adoption of Statement No. 145, the Company’s previously reported extraordinary items related to gain from retirement of debt will be reclassified and not reported as extraordinary items.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Account Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“Statement No. 148”). Statement No. 148 amends Statement No. 123 to provide three alternative methods of transition for Statement No. 123’s fair value method of accounting for stock-based employee compensation for companies that elect to adopt the provisions of Statement No. 123. Transition to the fair value accounting method of Statement No. 123 is not required by Statement No. 148. The Company has elected to use the intrinsic value method of accounting for stock compensation in accordance with APB No. 25 and related interpretations. Statement No. 148 also amends the disclosure provisions of Statement No. 123 to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

compensation on reported net income and earnings per share in annual and interim financial statements. The disclosure provisions of Statement No. 148 are required to be adopted by all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of Statement No. 123 or the intrinsic value method of APB No. 25. The disclosure provisions of Statement No. 148 have been adopted by the Company with appropriate disclosure included in Note 1 above.

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“Interpretation No. 45”). The disclosure requirements of Interpretation No. 45 are effective as of December 31, 2002. The initial recognition and measurement requirements of Interpretation No. 45 are effective on a prospective basis to guarantees issued or modified after December 31, 2002. The Company is currently evaluating the impact of the required accounting treatment under Interpretation No. 45 for guarantees issued or modified after December 31, 2002. The Company has not determined the anticipated impact of the application of Interpretation No. 45 to guarantees issued or modified after December 31, 2002. However, in the case of a guarantee issued as part of a transaction with multiple elements with an unrelated party, it generally requires the recording at inception of the guarantee of a liability equal to the guarantee’s estimated fair value. In the absence of observable transactions for identical or similar guarantees, estimated fair value will likely be based on the expected present value which is the sum of the estimated probability-weighted range of contingent payments under the guarantee arrangement. The recording of a liability could have a corresponding effect on various of the Company’s financial ratios and other financial and operational indicators. See Notes 4, 5 and 10 for additional information related to the Company’s guarantees.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities (“Interpretation No. 46”), which applies immediately to arrangements created after January 31, 2003. Interpretation No. 46 applies to arrangements created before February 1, 2003 beginning on July 1, 2003. The Company is currently evaluating whether the application of Interpretation No. 46 would require the consolidation of any of the Company’s joint venture or land banking arrangements existing at December 31, 2002. The consolidation of the assets, liabilities and operations of any of the Company’s joint venture or land banking arrangements would have a corresponding effect on various of the Company’s financial ratios and other financial and operational indicators of the Company. Interpretation No 46 may be applied by restating previously issued financial statements with a cumulative-effect adjustment as of the beginning of the first year restated. See Notes 4 and 10 for additional information regarding the Company’s joint venture and land banking arrangements.

Reclassifications

Certain balances in the December 31, 2001 consolidated balance sheet have been reclassified in order to conform to current year presentation.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Receivables

Receivables consist of the following (in thousands):

	December 31,
	2002	2001
Notes receivable:
First trust deed mortgage notes receivable, pledged as collateral for revolving mortgage warehouse credit facility	$18,139	$10,985
Notes receivable from sale and related leaseback of 56 model homes which is accounted for on the cost recovery method (Note 1)	1,379	2,278
Other notes receivable	—	2,046

	19,518	15,309
Receivables from affiliates for management fees, cost reimbursements and other	3,226	6,573
Other receivables—primarily escrow proceeds	5,990	4,342

	$28,734	$26,224

Note 3—Real Estate Inventories

Real estate inventories consist of the following (in thousands):

	December 31, 2002
Division	Deposits, Land and Construction in Progress	Completed Inventory, Including Models and Completed Lots Held for Sale	Total
Southern California	$108,176	$8,999	$117,175
San Diego	83,699	2,847	86,546
Northern California	172,780	9,801	182,581
Arizona	39,664	2,001	41,665
Nevada	62,636	1,249	63,885
Other	100	—	100

	$467,055	$24,897	$491,952

	December 31, 2001
Division	Deposits, Land and Construction In Progress	Completed Inventory, Including Models and Completed Lots Held for Sale	Total
Southern California	$82,504	$10,231	$92,735
San Diego	55,678	10,459	66,137
Northern California	62,541	3,978	66,519
Arizona	42,685	2,648	45,333
Nevada	33,491	2,262	35,753
Other	858	—	858

	$277,757	$29,578	$307,335

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Investments in and Advances to Unconsolidated Joint Ventures

The Company and certain of its subsidiaries are general partners or members in 16 active joint ventures involved in the development and sale of residential projects. Such joint ventures are 50% or less owned by the Company and not controlled by the Company and, accordingly, the financial statements of such joint ventures are not consolidated with the Company’s financial statements. The Company’s investments in unconsolidated joint ventures are accounted for using the equity method. Condensed combined financial information of these joint ventures as of December 31, 2002 and 2001 is summarized as follows:

CONDENSED COMBINED BALANCE SHEETS

(In thousands)

	December 31,
	2002	2001
ASSETS
Cash and cash equivalents	$18,023	$9,404
Receivables	13,017	5,711
Real estate inventories	234,896	294,698

	$265,936	$309,813

LIABILITIES AND OWNERS’ CAPITAL
Accounts payable	$14,640	$21,931
Accrued expenses	4,535	4,288
Notes payable	90,086	72,344
Advances from William Lyon Homes	7,498	11,768

	116,759	110,331

Owners’ Capital
William Lyon Homes	57,906	54,985
Others	91,271	144,497

	149,177	199,482

	$265,936	$309,813

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED COMBINED STATEMENTS OF INCOME

(In thousands)

	Year Ended December 31,
	2002	2001	2000
Operating revenue
Home sales	$362,697	$316,098	$367,724
Land sale	17,079	5,371	7,128

	379,776	321,469	374,852
Operating costs
Cost of sales — homes	(298,838)	(258,997)	(307,215)
Cost of sales — land	(13,542)	(4,214)	(7,128)
Sales and marketing	(10,814)	(10,609)	(11,567)

Operating income	56,582	47,649	48,942
Other income, net	83	295	581

Net income	$56,665	$47,944	$49,523

Allocation to owners
William Lyon Homes	$27,748	$22,384	$24,416
Others	28,917	25,560	25,107

	$56,665	$47,944	$49,523

Income allocations and cash distributions to the Company are based on predetermined formulas between the Company and the joint venture partners as specified in the applicable partnership or operating agreements. The Company generally receives, after partners’ priority returns and return of partners’ capital, approximately 50% of the profits and cash flows from joint ventures.

Certain joint ventures have obtained financing from construction lenders which amounted to $90,086,000 at December 31, 2002. As common practice required by commercial lenders, all of the joint ventures that have obtained financing are obligated to repay loans to a level such that they do not exceed certain required loan-to-value or loan-to-cost ratios. Each lender has the right to test the ratios by appraising the property securing the loan at the time. Either a decrease in the value of the property securing the loan or an increase in the construction costs could trigger this pay down obligation. The term of the obligation corresponds with the term of the loan and is limited to the outstanding loan balance. All of the joint ventures that have obtained such financing are in the form of limited partnerships of which the Company is the general partner. While historically all liabilities of these partnerships have been satisfied out of the assets of such partnerships and while the Company believes that this will continue in the future, the Company, as general partner, is potentially responsible for all liabilities and indebtedness of these partnerships. In addition, the Company has provided unsecured environmental indemnities to some of the lenders who provide loans to the partnerships. The Company has also provided completion guarantees and repayment guarantees for some of the limited partnerships under their credit facilities. The repayment guarantees total $22,312,000 as of December 31, 2002 and only become effective upon repayment of the outstanding 12 1/2% Senior Notes.

During the year ended December 31, 2002, one of the joint ventures in which the Company is a general partner completed a land sale to the Company for $17,079,000 resulting in a profit of approximately $3,537,000, all of which was allocated to the Company’s outside partner as preferred return in accordance with the joint venture agreement.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the year ended December 31, 2002, one of the Company’s existing unconsolidated joint ventures (“Existing Venture”) was restructured such that the Company is required to purchase the 538 lots owned by the Existing Venture on a specified takedown basis through October 15, 2003 at a purchase price equal to the future cost of such lots including a 20% preferred return on invested capital to the outside partner of the Existing Venture (estimated to be $178,578,000, including an estimated preferred return of $36,911,000). During the year ended December 31, 2002, the first 242 lots were purchased from the Existing Venture for $64,468,000, which includes a $12,493,000 preferred return to the outside partner of the Existing Venture. The 242 lots were purchased by a newly formed joint venture (“New Venture”) between the Company and an outside partner. The Company is required to purchase the 242 lots owned by the New Venture on a specified takedown basis through May 15, 2004 at a purchase price equal to $74,210,000 plus a 13 1/2% preferred return on invested capital to the outside partner of the New Venture. Because the Company is required to purchase the lots owned by both the Existing Venture and the New Venture, and the Company now controls both ventures, the financial statements of both ventures have been consolidated with the Company’s financial statements as of December 31, 2002, including real estate inventories of $101,849,000 and minority interest in consolidated joint ventures of $80,647,000. During the year ended December 31, 2002, an additional 44 lots were purchased from the Existing Venture for $19,765,000, which includes a $3,953,000 preferred return to the outside partner of the Existing Venture. The 44 lots were purchased though a land banking arrangement (see Note 10 for additional information regarding the Company’s land banking arrangements). The intercompany sale and related profit from the 242 lots and the 44 lots have been eliminated in consolidation.

Note 5—Notes Payable and 12 1/2% Senior Notes

Notes payable and 12 1/2% Senior Notes consist of the following (in thousands):

	December 31,
	2002	2001
Notes payable:
Revolving Credit Facilities	$118,068	$76,053
Construction notes payable	25,218	21,795
Purchase money notes payable—land acquisitions	28,861	34,358
Collateralized mortgage obligations under revolving mortgage warehouse credit facility, secured by first trust deed mortgage notes receivable	18,139	10,985
Unsecured line of credit	5,500	8,000

	195,786	151,191
12 1/2% Senior Notes due July 1, 2003	70,279	70,279

	$266,065	$221,470

Interest relating to the above debt consists of the following (in thousands):

	Year Ended December 31,
	2002	2001	2000
Interest incurred	$26,783	$21,908	$26,012
Interest capitalized	(26,783)	(21,681)	(20,455)

Interest expense	$—	$227	$5,557

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Senior Notes

As of December 31, 2002, the Company’s outstanding balance under its 12 1/2% Senior Notes was $70,279,000. On May 1, 2001, the Company completed a consent solicitation with respect to the 12 1/2% Senior Notes and received consents from holders of $39,279,000 of the then outstanding notes to extend the maturity date from July 1, 2001 to July 1, 2003 and to make certain amendments to the note covenants. Although the Company initially intended to accept consents from no more than 50% of holders, the Company elected to accept additional consents, as contemplated by the consent solicitation documents. The consenting holders received a fee of 4% of the principal balance. Subsequently, during May and June 2001, the Company had also repurchased $31,444,000 of the Senior Notes from non-consenting holders.

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

In July 2001, the Company repaid all of the remaining 12 1/2% Senior Notes which matured on July 1, 2001 amounting to $5,893,000.

In April, May and November 2000, the Company purchased $22,799,000 principal amount of its outstanding 12 1/2% Senior Notes at a cost of $22,107,000. The net gain resulting from the purchase was $496,000 after giving effect to income taxes of $26,000 and amortization of related loan costs of $128,000. Such gain is reflected as an extraordinary item in the Company’s results of operations for the year ended December 31, 2000.

The 12 1/2% Senior Notes due July 1, 2001 are obligations of William Lyon Homes, a Delaware corporation (“Delaware Lyon”), and are unconditionally guaranteed on a senior basis by William Lyon Homes, Inc., a California corporation and a wholly-owned subsidiary of Delaware Lyon. However, William Lyon Homes, Inc. has granted liens on substantially all of its assets as security for its obligations under the Revolving Credit Facilities and other loans. Because the William Lyon Homes, Inc. guarantee is not secured, holders of the 12 1/2% Senior Notes are effectively junior to borrowings under the Revolving Credit Facilities with respect to such assets. Delaware Lyon and its consolidated subsidiaries are referred to collectively herein as the “Company.” Interest on the 12 1/2% Senior Notes is payable on January 1 and July 1 of each year.

The 12 1/2% Senior Notes are senior obligations of Delaware Lyon and rank pari passu in right of payment to all existing and future unsecured indebtedness of Delaware Lyon, and senior in right of payment to all future indebtedness of the Company which by its terms is subordinated to the 12 1/2% Senior Notes.

Upon certain changes of control as described in the Indenture, Delaware Lyon must offer to repurchase 12 1/2% Senior Notes at a price equal to 101% of the principal amount plus accrued and unpaid interest, if any, to the date of repurchase.

The Indenture governing the 12 1/2% Senior Notes restricts Delaware Lyon and certain of its subsidiaries with respect to, among other things: (i) the payment of dividends on and redemptions of capital stock, (ii) the incurrence of indebtedness or the issuance of preferred stock, (iii) the creation of certain liens, (iv) consolidations or mergers with or transfer of all or substantially all of its assets and (v) transactions with affiliates. These restrictions are subject to a number of important qualifications and exceptions.

As of December 31, 2002, the outstanding 12 1/2% Senior Notes with a face value of $70,279,000 have a fair value of approximately the face value, in the opinion of the Company’s management.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

CONSOLIDATING BALANCE SHEET

December 31, 2002

(in thousands)

	Unconsolidated
	Delaware Lyon	William Lyon Homes, Inc.	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company

ASSETS
Cash and cash equivalents	$—	$13,890	$2,804	$—	$16,694
Receivables	—	9,468	19,266	—	28,734
Real estate inventories	—	491,906	46	—	491,952
Investments in and advances to unconsolidated joint ventures	—	65,209	195	—	65,404
Property and equipment, net	—	1,962	169	—	2,131
Deferred loan costs	586	755	—	—	1,341
Goodwill	—	5,896	—	—	5,896
Other assets	—	4,519	910	—	5,429
Investments in subsidiaries	180,033	(1,222)	—	(178,811)	—
Intercompany receivables	79,308	7,972	—	(87,280)	—

	$259,927	$600,355	$23,390	$(266,091)	$617,581

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$—	$34,311	$570	$—	$34,881
Accrued expenses	—	52,736	1,576	—	54,312
Notes payable	—	177,647	18,139	—	195,786
12 1 / 2 % Senior Notes	70,279	—	—	—	70,279
Intercompany payables	7,972	79,308	—	(87,280)	—

Total liabilities	78,251	344,002	20,285	(87,280)	355,258
Minority interest in consolidated joint ventures	—	80,647	—	—	80,647
Stockholders’ equity	181,676	175,706	3,105	(178,811)	181,676

	$259,927	$600,355	$23,390	$(266,091)	$617,581

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING BALANCE SHEET

December 31, 2001

(in thousands)

	Unconsolidated
	Delaware Lyon	William Lyon Homes, Inc.	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
ASSETS
Cash and cash equivalents	$—	$17,270	$2,481	$—	$19,751
Receivables	—	9,736	16,488	—	26,224
Real estate inventories	—	299,932	7,403	—	307,335
Investments in and advances to unconsolidated joint ventures	—	25,359	41,394	—	66,753
Property and equipment, net	—	1,944	227	—	2,171
Deferred loan costs	1,993	838	—	—	2,831
Goodwill	—	5,896	—	—	5,896
Other assets	—	2,691	57	—	2,748
Investments in subsidiaries	147,567	49,174	—	(196,741)	—
Intercompany receivables	79,308	7,972	—	(87,280)	—

	$228,868	$420,812	$68,050	$(284,021)	$433,709

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$—	$19,114	$232	$—	$19,346
Accrued expenses	—	38,956	2,536	—	41,492
Notes payable	—	139,168	12,023	—	151,191
12 1 / 2 % Senior Notes	70,279	—	—	—	70,279
Intercompany payables	7,972	79,308	—	(87,280)	—

Total liabilities	78,251	276,546	14,791	(87,280)	282,308

Minority interest in consolidated joint ventures	—	784	—	—	784
Stockholders’ equity	150,617	143,482	53,259	(196,741)	150,617

	$228,868	$420,812	$68,050	$(284,021)	$433,709

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING STATEMENT OF INCOME

Year Ended December 31, 2002

(in thousands)

	Unconsolidated
	Delaware Lyon	William Lyon Homes, Inc.	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$536,178	$66,232	$—	$602,410
Management fees	—	9,202	1,690	—	10,892

	—	545,380	67,922	—	613,302

Operating costs
Cost of sales	—	(454,291)	(59,443)	—	(513,734)
Sales and marketing	—	(19,796)	(3,066)	—	(22,862)
General and administrative	—	(39,016)	(350)	—	(39,366)

	—	(513,103)	(62,859)	—	(575,962)

Equity in income of unconsolidated joint ventures	—	23,154	4,594	—	27,748

Income from subsidiaries	49,511	9,906	—	(59,417)	—

Operating income	49,511	65,337	9,657	(59,417)	65,088
Other income (expense), net	—	(2,297)	4,990	—	2,693

Income before income taxes and extraordinary item	49,511	63,040	14,647	(59,417)	67,781
Provision for income taxes
Income taxes — net of benefit	—	(18,270)	—	—	(18,270)

Net income	$49,511	$44,770	$14,647	$(59,417)	$49,511

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING STATEMENT OF INCOME

Year Ended December 31, 2001

(in thousands)

	Unconsolidated
	Delaware Lyon	William Lyon Homes, Inc.	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company

Operating revenue
Sales	$—	$413,763	$45,293	$—	$459,056
Management fees	—	5,466	3,661	—	9,127

	—	419,229	48,954	—	468,183

Operating costs
Cost of sales	—	(346,928)	(40,838)	—	(387,766)
Sales and marketing	—	(15,959)	(2,190)	—	(18,149)
General and administrative	—	(36,872)	(299)	—	(37,171)
Amortization of goodwill	—	(1,242)	—	—	(1,242)

	—	(401,001)	(43,327)	—	(444,328)

Equity in income of unconsolidated joint ventures	—	6,405	15,979	—	22,384

Income from subsidiaries	47,678	23,287	—	(70,965)	—

Operating income	47,678	47,920	21,606	(70,965)	46,239
Interest expense, net of amounts capitalized	—	(227)	—	—	(227)
Other income (expense), net	—	2,369	5,144	—	7,513

Income before income taxes and extraordinary item	47,678	50,062	26,750	(70,965)	53,525
Provision for income taxes
Income taxes—net of benefit	—	(5,847)	—	—	(5,847)

Net income	$47,678	$44,215	$26,750	$(70,965)	$47,678

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING STATEMENT OF INCOME

Year Ended December 31, 2000

(in thousands)

	Unconsolidated
	Delaware Lyon	William Lyon Homes, Inc.	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company

Operating revenue
Sales	$—	$368,237	$38,629	$—	$406,866
Management fees	—	1,906	8,550	—	10,456

	—	370,143	47,179	—	417,322

Operating costs
Cost of sales	—	(305,016)	(34,253)	—	(339,269)
Sales and marketing	—	(14,618)	(1,897)	—	(16,515)
General and administrative	—	(35,107)	(241)	—	(35,348)
Amortization of goodwill	—	(1,244)	—	—	(1,244)

	—	(355,985)	(36,391)	—	(392,376)

Equity in income of unconsolidated joint ventures	—	3,251	21,165	—	24,416

Income from subsidiaries	38,772	32,826	—	(71,598)	—

Operating income	38,772	50,235	31,953	(71,598)	49,362
Interest expense, net of amounts capitalized	—	(5,302)	(255)	—	(5,557)
Other income (expense), net	—	4,434	2,890	—	7,324

Income before income taxes and extraordinary item	38,772	49,367	34,588	(71,598)	51,129
Provision for income taxes
Income taxes—benefit credited to paid-in capital	—	(9,287)	—	—	(9,287)
Income taxes—net of benefit	—	(3,070)	—	—	(3,070)

Income before extraordinary item	38,772	37,010	34,588	(71,598)	38,772
Extraordinary item—gain from retirement of debt net of applicable income taxes	496	—	—	—	496

Net income	$39,268	$37,010	$34,588	$(71,598)	$39,268

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2002

(in thousands)

	Unconsolidated
	Delaware Lyon	William Lyon Homes, Inc.	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company

Operating activities:
Net income	$49,511	$44,770	$14,647	$(59,417)	$49,511
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	1,235	120	—	1,355
Equity in income of unconsolidated joint ventures	—	(23,154)	(4,594)	—	(27,748)
Income from subsidiaries	(49,511)	(9,906)	—	59,417	—
Provision for income taxes	—	18,270	—	—	18,270
Net changes in operating assets and liabilities:
Receivables	—	(8,142)	4,375	—	(3,767)
Intercompany receivables/payables	(1,407)	1,407	—	—	—
Real estate inventories	—	(30,483)	7,357	—	(23,126)
Deferred loan costs	1,407	83	—	—	1,490
Other assets	—	(1,828)	(853)	—	(2,681)
Accounts payable	—	8,129	338	—	8,467
Accrued expenses	—	(5,404)	(176)	—	(5,580)

Net cash provided by operating activities	—	(5,023)	21,214	—	16,191

Investing activities:
Net change in investments in and advances to unconsolidated joint ventures	—	(29,194)	45,793	—	16,599
Net change in mortgage notes receivable	—	2,945	(7,153)	—	(4,208)
Purchases of property and equipment	—	(1,253)	(62)	—	(1,315)
Investment in subsidiaries	—	60,302	—	(60,302)	—
Advances to affiliates	18,452	—	—	(18,452)	—

Net cash provided by investing activities	18,452	32,800	38,578	(78,754)	11,076

Financing activities:
Proceeds from borrowings on notes payable	—	580,585	333,014	—	913,599
Principal payments on notes payable	—	(593,131)	(326,898)	—	(920,029)
Distributions to/contributions from shareholders	—	(12,546)	(64,801)	77,347	—
Common stock issued for exercised options	1,118	—	—	—	1,118
Common stock purchased	(19,570)	—	—	—	(19,570)
Minority interest distributions, net	—	(4,658)	(784)	—	(5,442)
Advances from affiliates	—	(1,407)	—	1,407	—

Net cash used in financing activities	(18,452)	(31,157)	(59,469)	78,754	(30,324)

Net decrease in cash and cash equivalents	—	(3,380)	323	—	(3,057)
Cash and cash equivalents at beginning of year	—	17,270	2,481	—	19,751

Cash and cash equivalents at end of year	$—	$13,890	$2,804	$—	$16,694

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2001

(in thousands)

	Unconsolidated
	Delaware Lyon	William Lyon Homes, Inc.	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company

Operating activities:
Net income	$47,678	$44,215	$26,750	$(70,965)	$47,678
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	—	2,399	120	—	2,519
Equity in income of unconsolidated joint ventures	—	(6,405)	(15,979)	—	(22,384)
Income from subsidiaries	(47,678)	(23,287)	—	70,965	—
Provision for income taxes	—	5,847	—	—	5,847
Net changes in operating assets and liabilities:
Receivables	—	(2,195)	4,675	—	2,480
Intercompany receivables/payables	1,812	(1,812)	—	—	—
Real estate inventories	—	(24,279)	(6,906)	—	(31,185)
Deferred loan costs	(1,812)	(265)	—	—	(2,077)
Other assets	—	(129)	36	—	(93)
Accounts payable	—	(6,401)	(15)	—	(6,416)
Accrued expenses	—	590	743	—	1,333

Net cash used in operating activities	—	(11,722)	9,424	—	(2,298)

Investing activities:
Net change in investments in and advances to unconsolidated joint ventures	—	(846)	3,246	—	2,400
Net change in mortgage notes receivable	—	—	(5,869)	—	(5,869)
Purchases of property and equipment	—	(537)	(93)	—	(630)
Investment in subsidiaries	—	8,775	—	(8,775)	—
Advances to affiliates	6,495	—	—	(6,495)	—

Net cash used in investing activities	6,495	7,392	(2,716)	(15,270)	(4,099)

Financing activities:
Proceeds from borrowings on notes payable	—	468,144	219,497	—	687,641
Principal payments on notes payable	—	(455,072)	(214,637)	—	(669,709)
Repurchase of 12 1 / 2 % Senior Notes	(51,637)	—	—	—	(51,637)
Reissuance of 12 1 / 2 % Senior Notes	44,715	—	—	—	44,715
Distributions to/contributions from shareholders	—	3,608	(11,052)	7,444	—
Common stock issued for exercised options	427	—	—	—	427
Advances from affiliates	—	(7,826)	—	7,826	—

Net cash provided by financing activities	(6,495)	8,854	(6,192)	15,270	11,437

Net increase in cash and cash equivalents	—	4,524	516	—	5,040
Cash and cash equivalents at beginning of year	—	12,746	1,965	—	14,711

Cash and cash equivalents at end of year	$—	$17,270	$2,481	$—	$19,751

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2000

(in thousands)

	Unconsolidated
	Delaware Lyon	William Lyon Homes, Inc.	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating activities:
Net income	$39,268	$37,010	$34,588	$(71,598)	$39,268
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	—	2,412	87	—	2,499
Equity in income of unconsolidated joint ventures	—	(3,251)	(21,165)	—	(24,416)
Income from subsidiaries	(38,772)	(32,826)	—	71,598	—
Extraordinary gain on repurchase of Senior Notes	(561)	—	—	—	(561)
Provision for income taxes	—	12,383	—	—	12,383
Net changes in operating assets and liabilities:
Receivables	—	(1,391)	1,278	—	(113)
Intercompany receivables/payables	(327)	327	—	—	—
Real estate inventories	—	(34,872)	5,494	—	(29,378)
Deferred loan costs	392	449	—	—	841
Other assets	—	(321)	(71)	—	(392)
Accounts payable	—	10,300	(191)	—	10,109
Accrued expenses	—	(994)	95	—	(899)

Net cash provided by operating activities	—	(10,774)	20,115	—	9,341

Investing activities:
Net change in investments in and advances to unconsolidated joint ventures	—	5,221	19,197	—	24,418
Net change in mortgage notes receivable	—	642	(3,941)	—	(3,299)
Purchases of property and equipment	—	(1,617)	(273)	—	(1,890)
Investment in subsidiaries	—	37,983	—	(37,983)	—
Advances to affiliates	21,451	—	—	(21,451)	—

Net cash provided by investing activities	21,451	42,229	14,983	(59,434)	19,229

Financing activities:
Proceeds from borrowings on notes payable	—	350,673	116,773	—	467,446
Principal payments on notes payable	—	(349,265)	(112,743)	—	(462,008)
Repurchase of 12 1 / 2 % Senior Notes	(22,107)	—	—	—	(22,107)
Distributions to/contributions from shareholders	—	646	(37,973)	37,327	—
Common stock issued for exercised options	656	—	—	—	656
Advances from affiliates	—	(22,107)	—	22,107	—

Net cash used in financing activities	(21,451)	(20,053)	(33,943)	59,434	(16,013)

Net increase in cash and cash equivalents	—	11,402	1,155	—	12,557
Cash and cash equivalents at beginning of year	—	1,344	810	—	2,154

Cash and cash equivalents at end of year	$—	$12,746	$1,965	$—	$14,711

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revolving Credit Facilities

As of December 31, 2002, the Company has three revolving credit facilities which have an aggregate maximum loan commitment of $225,000,000 and mature at various dates. A $100,000,000 revolving line of credit matures in September 2006, a $75,000,000 bank revolving line of credit matures in June 2003 and a $50,000,000 bank revolving line of credit initially “matures” in September 2004, after which the amounts available for borrowing begin to reduce. Effective in January 2003, the $100,000,000 revolving line of credit was increased to $150,000,000, which increased the Company’s maximum loan commitment to $275,000,000. Each facility is secured by first deeds of trust on real estate for the specific projects funded by each respective facility and pledges of net sale proceeds and related property. Borrowings under the facilities are limited by the availability of sufficient real estate collateral, which is determined constantly throughout the facility period. The composition of the collateral borrowing base is limited to certain parameters in the facility agreement and is based upon the lesser of the direct costs of the real estate collateral (such as land, lots under development, developed lots or homes) or a percentage of the appraised value of the collateral, which varies depending upon the stage of construction. Repayment of advances is upon the earliest of the close of escrow of individual lots and homes within the collateral pool, the maturity date of individual lots and homes within the collateral pool or the facility maturity date. Also, each credit facility includes financial covenants, which may limit the amount that may be borrowed thereunder. Outstanding advances bear interest at various rates, which approximate the prime rate. As of December 31, 2002, $118,068,000 was outstanding under these credit facilities, with a weighted-average interest rate of 4.331%, and the undrawn availability was $34,843,000 as limited by the Company’s borrowing base calculation. The Company has provided an unsecured environmental indemnity in favor of the lender under the $75,000,000 bank line of credit.

Under the revolving credit facilities, the Company is required to comply with a number of covenants, the most restrictive of which require the Company to maintain: (i) a tangible net worth, as defined of $120,000,000 adjusted upwards quarterly by 50% of the Company’s net income after March 31, 2002; (ii) a ratio of total liabilities to tangible net worth, each as defined, of less than 3.25 to 1.0; and (iii) minimum liquidity, as defined of at least $10,000,000. These facilities include a number of other covenants with respect to such matters as the posting of cash or letters of credit in certain circumstances, the application or deposit of excess net sales proceeds, maintenance of specified ratios, limitations on investments in joint ventures, maintenance of fixed charge coverages, stock ownership changes, and lot ownership.

As a common practice required by commercial lenders, the Company is obligated to repay loans to a level such that they do not exceed certain required loan-to-value or loan-to-cost ratios. Each lender has the right to test the ratios by appraising the property securing the loan at any time. Either a decrease in the value of the property securing the loan or an increase in the construction costs could trigger this pay down obligation. The term of the obligation corresponds with the term of the loan and is limited to the outstanding loan balance. The entire revolving credit facility balance is subject to these obligations as of December 31, 2002.

Unsecured Revolving Line

As of December 31, 2002, the Company had an unsecured revolving Line of Credit with a commercial bank in the amount of $10,000,000. The Unsecured Revolving Line bears interest at prime plus 1% and matures in June 2003. The Unsecured Revolving Line includes financial covenants which may limit the amount which may be borrowed thereunder. As of December 31, 2002, $5,500,000 was outstanding under the Unsecured Revolving Line.

Construction Notes Payable

At December 31, 2002, the Company had construction notes payable amounting to $25,218,000 related to various real estate projects. The notes are due as units close or at various dates on or before June 11, 2004 and

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

bear interest at rates of prime plus 0.25% to 14%, with a weighted-average rate of 5.206% at December 31, 2002. As of December 31, 2002, $10,935,000 of the construction notes payable were subject to the loan-to-value or loan-to-cost ratio maintenance obligations described above.

Seller Financing

Another source of financing available to the Company is seller-provided financing for land acquired by the Company. At December 31, 2002, the Company had $28,861,000 of notes payable outstanding related to land acquisitions for which seller financing was provided. The notes are due at various dates through July 1, 2005 and bear interest at rates ranging from prime plus 2.0% to 12.5%, with a weighted-average interest rate of 8.896% at December 31, 2002.

Revolving Mortgage Warehouse Credit Facility

The Company has a $20,000,000 revolving mortgage warehouse credit facility with a bank to fund its mortgage origination operations, $15,000,000 of which is committed (lender obligated to lend if stated conditions are satisfied) and $5,000,000 of which is not committed (lender advances are optional even if stated conditions are otherwise satisfied). Mortgage loans are generally held for a short period of time and are typically sold to investors within 7 to 15 days following funding. Borrowings are secured by the related mortgage loans held for sale. At December 31, 2002 the outstanding balance was $18,139,000. The facility, which has a current maturity date of May 31, 2003, also contains a financial covenant requiring the mortgage company subsidiary to maintain a combined tangible net worth, as defined, of at least $1,500,000, a combined net worth, as defined, meeting or exceeding the greater of $1,500,000 and 5% of combined total liabilities, as defined, and liquidity, as defined, meeting or exceeding $1,000,000. This facility is non-recourse and is not guaranteed by the Company.

Prime Interest Rates

The prime interest rates at December 31, 2002 and 2001 were 4.25% and 4.75%, respectively. The weighted-average prime interest rates for each of the three years ended December 31, 2002, 2001 and 2000 were 4.67%, 6.91% and 9.23%, respectively.

Note 6—Stockholders’ Equity

Stock Repurchase

On September 20, 2001, the Company announced that the Company’s Board of Directors had authorized a program to repurchase up to 20% of the Company’s outstanding common shares. Under the plan, the stock will be purchased in the open market or privately negotiated transactions from time to time in compliance with Securities and Exchange Commission Rule 10b-18, subject to market conditions, applicable legal requirements and other factors. The timing and amounts of any purchases will be as determined by the Company’s management from time to time or may be suspended at any time or from time to time without prior notice, depending on market conditions and other factors they deem relevant. The repurchased shares may be held as treasury stock and used for general corporate purchases or cancelled. As of December 31, 2002, 1,018,400 shares had been purchased and retired under this program in the amount of $19,570,000.

Stock Option Plans

Effective on May 9, 2000, the Company’s Board of Directors approved the William Lyon Homes 2000 Stock Incentive Plan (the “Plan”) and authorized an initial 1,000,000 shares of common stock to be reserved for issuance under the Plan. Under the Plan, options may be granted from time to time to key employees, officers, directors, consultants and advisors of the Company. The Plan is administered by the Stock Option Committee of

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the Board of Directors (the “Committee”). The Committee is generally empowered to interpret the Plan, prescribe rules and regulations relating thereto, determine the terms of the option agreements, amend them with the consent of the optionee, determine the employees to whom options are to be granted, and determine the number of shares subject to each option and the exercise price thereof. The per share exercise price for options will not be less than 100% of the fair market value of a share of common stock on the date the option is granted. The options will be exercisable for a term determined by the Committee, not to exceed ten years from the date of grant, and vest as follows: one year from date of grant—33 1/3%; two years from date of grant—33 1/3%; and three years from date of grant—33 1/3%.

Effective on May 9, 2000, the Company issued options under the William Lyon Homes 2000 Stock Incentive Plan to purchase a total of 627,500 shares of common stock at $8.6875 per share. During the year ended December 31, 2001, the Company issued additional options under the William Lyon Homes 2000 Stock Incentive Plan to purchase 32,500 shares of common stock at an average price of $11.50 per share. During the years ended December 31, 2002 and 2001, certain officers and directors exercised options to purchase 102,504 and 49,176 shares, respectively, of the Company’s common stock at a price of $8.6875 per share in accordance with the William Lyon Homes 2000 Stock Incentive Plan. During the year ended December 31, 2002, an officer exercised options to purchase 3,334 shares of the Company’s common stock at a price of $13.00 per share in accordance with the William Lyon Homes 2000 Stock Incentive Plan. As of December 31, 2002, 56,666 options have been forfeited and 448,320 options remain unexercised. The unexercised options are as follows: 419,154 options priced at $8.6875, 12,500 options priced at $9.1000, and 16,666 options priced at $13.0000. All unexercised options expire on May 9, 2010.

During the years ended December 31, 2002 and 2000, certain officers exercised options to purchase 13,912 and 131,088 shares, respectively, of the Company’s common stock at a price of $5.00 per share in accordance with the Company’s 1991 Stock Option Plan, as amended. During the year ended December 31, 2002, certain officers exercised options to purchase 7,998 shares of the Company’s common stock at a price of $14.375 per share in accordance with the Company’s 1991 Stock Option Plan, as amended. As of December 31, 2002, there were no outstanding options to purchase common stock under the Company’s 1991 Stock Option Plan.

Pursuant to the provisions of Statement No. 123, issued in October 1995, the Company has elected to continue applying the methodology prescribed by APB No. 25 and related interpretations to account for outstanding stock options. Accordingly, no compensation cost has been recognized in the financial statements related to stock options awarded to officers, directors and employees under the Plan. As required by Statement No. 123, for disclosure purposes only, the Company has measured the amount of compensation cost which would have been recognized related to stock options had the fair value of the options at the date of grant been used for accounting purposes which is summarized in Note 1. The Company estimated the fair value of the stock options issued in 2000 at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 4.83%; a dividend yield of 0.00%; a volatility factor for the market price of the Company’s common stock of 0.645; and a weighted average expected life of seven years for the stock options. The Company estimated the fair value of the stock options issued in 2001 at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 5.00%; a dividend yield of 0.00%; a volatility factor for the market price of the Company’s common stock of 0.618; and a weighted average expected life of seven years for the stock options.

Incentive Compensation Plan

The Company’s Board of Directors has approved a Cash Bonus Plan for all of the Company’s full-time, salaried employees, including the Chief Executive Officer (“CEO”), Chief Operating Officer (“COO”), Chief Financial Officer (“CFO”), Division Presidents, Executives, Managers, Field Construction Staff, and certain

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

other employees. Under the terms of this plan, the CEO, the COO, and the CFO are eligible to receive bonuses based upon specified percentages of the Company’s pre-tax, pre-bonus income. Division Presidents are eligible to receive bonuses based upon specified percentages of their respective division pre-tax, pre-bonus income. All other participants are eligible to receive bonuses based upon specified percentages of a bonus pool determined as a specified percentage of pre-tax, pre-bonus income. Awards are recorded in the period earned, but are paid out over two years, with 75% paid out following the determination of bonus awards, and 25% paid out one year later. The deferred amount will be forfeited in the event of termination for any reason except retirement, death or disability.

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

Note 7—Income Taxes

The following summarizes the provision for income taxes (in thousands):

	Year Ended December 31,
	2002	2001	2000
Current
Federal	$(23,525)	$2,467	$(1,063)
State	(6,038)	(3,318)	(2,033)

	(29,563)	(851)	(3,096)

Deferred
Federal	9,656	(3,989)	—
State	1,637	(1,007)	—

	11,293	(4,996)	—

Income tax benefits credited to additional paid-in capital	—	—	(9,287)

	$(18,270)	$(5,847)	$(12,383)

Provision for income taxes before extraordinary item	$(18,270)	$(5,847)	$(12,357)
Provision for income taxes on extraordinary item	—	—	(26)

	$(18,270)	$(5,847)	$(12,383)

Income taxes differ from the amounts computed by applying the applicable Federal statutory rates due to the following (in thousands):

	Year Ended December 31,
	2002	2001	2000
Provision for Federal income taxes at the statutory rate	$(23,723)	$(18,734)	$(17,895)
Provision for state income taxes, net of Federal income tax benefits	(2,860)	(2,811)	(1,321)
Extraordinary item—gain from retirement of debt	—	—	(183)
Valuation allowance for deferred tax asset	8,348	15,490	7,650
Other	(35)	208	(634)

	$(18,270)	$(5,847)	$(12,383)

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Temporary differences giving rise to deferred income taxes consist of the following (in thousands):

	December 31,
	2002	2001
Deferred tax assets
Reserves deducted for financial reporting purposes not allowable for tax purposes	$3,880	$3,102
Compensation deductible for tax purposes when paid	2,802	2,082
Interest expensed for financial reporting purposes and capped for tax purposes	104	256
Net operating loss and alternative minimum tax credit carryovers	1,830	2,963
State income tax provisions deductible when paid for Federal tax purposes	1,780	816
Effect of book/tax differences for joint ventures	410	750
Valuation allowance	—	(9,969)

	10,806	—
Deferred tax liabilities
Effect of book/tax differences for joint ventures	(4,509)	(4,996)

	$6,297	$(4,996)

As of December 31, 2000, the Company had substantial net operating loss carryforwards for Federal tax purposes which were utilized to reduce taxable income during the year ended December 31, 2001. As a result of the reduction in the valuation allowance associated with such utilized net operating loss carryforwards, the Company’s overall effective tax rate for the year ended December 31, 2001 was approximately 10.9%. The elimination during 2002 of the remaining valuation allowances for deferred tax assets reduces the Company’s estimated overall effective tax rate for the year ending December 31, 2002 from 39.3% to 27.0%. At December 31, 2002 the Company has net operating loss carryforwards for Federal tax purposes of approximately $5,231,000 which expire in 2009. In addition, unused recognized built-in losses in the amount of $23,891,000 are available to offset future income and expire between 2009 and 2011. The utilization of these losses is limited to offset $3,235,000 of taxable income per year; however, any unused losses in any year may be carried forward for utilization in future years through 2011. The Company’s ability to utilize the foregoing tax benefits will depend upon the amount of its future taxable income and may be limited in the event of an “ownership change” under federal tax laws and regulations.

As discussed in Note 1, the Company implemented a quasi-reorganization effective January 1, 1994. Income tax benefits resulting from the utilization of net operating loss and other carryforwards existing at January 1, 1994 and temporary differences existing prior to the quasi-reorganization, are excluded from results of operations and credited to additional paid-in capital. For the year ended December 31, 2000, income tax benefits of $9,287,000 related to temporary differences resulting from the quasi-reorganization were excluded from the results of operations and not reflected as a reduction to the Company’s provision for income taxes but credited directly to additional paid-in capital.

Note 8—Other Gains

In April, May and November 2000, the Company purchased $22,799,000 principal amount of its outstanding Senior Notes at a cost of $22,107,000. The net gain from the purchase was $496,000, after giving effect to income taxes and amortization of related deferred loan costs, and is reflected as an extraordinary item on the Consolidated Statement of Income for the year ended December 31, 2000.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Note 9—Related Party Transactions

The Company and certain members of the Company’s Board of Directors entered into certain transactions with respect to the Company’s 12 1/2% Senior Notes as described in Note 5.

The Company purchased real estate projects for a total purchase price of $8,468,000 during the year ended December 31, 2000 from entities controlled by William Lyon and William H. Lyon. In addition, one-half of the net profits in excess of six to eight percent from the development are to be paid to the seller. During the year ended December 31, 2002, $1,770,000 was paid to the seller in accordance with the agreement.

On October 26, 2000, the Company’s Board of Directors (with Messrs. William Lyon and William H. Lyon abstaining) approved the purchase of 579 lots for a total purchase price of $12,581,000 from an entity controlled by William Lyon and William H. Lyon. The terms of the purchase agreement provide for an initial option payment of $1,000,000 and a rolling option takedown of the lots. Phase takedowns of approximately 20 lots each are anticipated to occur at two to three month intervals for each of several product types through September 2004. In addition, one-half of the net profits in excess of six percent from the development are to be paid to the seller. During the years ended December 31, 2002 and 2001, the Company purchased 183 and 143 lots, respectively, under this agreement for a total purchase price of $4,150,000 and $2,777,000, respectively. In addition, during the year ended December 31, 2002, payments in the amount of $1,614,000 were made for one-half of the net profits in excess of six percent from the development. This land acquisition qualifies as an affiliate transaction under the Company’s 12 1/2% Senior Notes due July 1, 2003 Indenture dated as of June 29, 1994 (“Indenture”). Pursuant to the terms of the Indenture, the Company has determined that the land acquisition is on terms that are no less favorable to the Company than those that would have been obtained in a comparable transaction by the Company with an unrelated person. The Company has delivered to the Trustee under the Indenture a resolution of the Board of Directors of the Company set forth in an Officers’ Certificate certifying that the land acquisition is on terms that are no less favorable to the Company than those that would have been obtained in a comparable transaction by the Company with an unrelated person and the land acquisition has been approved by a majority of the disinterested members of the Board of Directors of the Company. Further, the Company has delivered to the Trustee under the Indenture a determination of value by a real estate appraisal firm which is of regional standing in the region in which the subject property is located and is MAI certified.

On July 9, 2002, the Company’s Board of Directors (with Messrs. William Lyon and William H. Lyon abstaining) approved the purchase of 144 lots, through a land banking arrangement, for a total purchase price of $16,660,000 from an entity that purchased the lots from William Lyon. The terms of the purchase agreement provide for an initial deposit of $3,300,000 (paid on July 23, 2002) and monthly option payments of 11.5% on the seller’s outstanding investment. Such option payments entitle the Company to phase takedowns of approximately 14 lots each, which are anticipated to occur at one to two month intervals through December 2003. As of December 31, 2002, 16 lots have been purchased under this agreement for a purchase price of $1,851,000. Had the Company purchased the property directly, the acquisition would qualify as an affiliate transaction under the Indenture. Even though the Company’s agreement is not with William Lyon, the Company has chosen to treat it as an affiliate transaction. Pursuant to the terms of the Indenture, the Company has determined that the land acquisition is on terms that are no less favorable to the Company than those that would have been obtained in a comparable transaction by the Company with an unrelated person. The Company has delivered to the Trustee

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

under the Indenture a resolution of the Board of Directors of the Company set forth in an Officers’ Certificate certifying that the land acquisition is on terms that are no less favorable to the Company than those that would have been obtained in a comparable transaction by the Company with an unrelated person and the land acquisition has been approved by a majority of the disinterested members of the Board of Directors of the Company. Further, the Company has delivered to the Trustee under the Indenture a determination of value by a real estate appraisal firm which is of regional standing in the region in which the subject property is located and is MAI certified.

The Company purchased land for a total purchase price of $17,079,000, $5,371,000 and $7,128,000 during the years ended December 31, 2002, 2001 and 2000, respectively, from certain of its unconsolidated joint ventures.

For the years ended December 31, 2002 and 2001, the Company incurred reimbursable on-site labor costs of $178,000 and $175,000, respectively, for providing customer service to real estate projects developed by entities controlled by William Lyon and William H. Lyon, of which $72,000 was due to the Company at December 31, 2002. In addition, the Company earned fees of $99,000 and $108,000, respectively, for tax and accounting services performed for entities controlled by William Lyon and William H. Lyon during the years ended December 31, 2002 and 2001.

For the year ended December 31, 2000, the Company earned management fees and was reimbursed for on-site labor costs of $330,000 and $593,000, respectively, for managing and selling real estate owned by entities controlled by William Lyon and William H. Lyon.

For the years ended December 31, 2002, 2001 and 2000, the Company incurred charges of $729,000, $729,000 and $717,000, respectively, related to rent on its corporate office, from a trust of which William H. Lyon is the sole beneficiary.

During the years ended December 31, 2002 and 2001, the Company incurred charges of $177,000 and $201,000, respectively, related to the charter and use of aircraft owned by an affiliate of William Lyon.

Note 10—Commitments and Contingencies

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

The Company enters into purchase agreements with various land sellers. In some instances, and as a method of acquiring land in staged takedowns, minimizing the use of funds from the Company’s revolving credit facilities and other corporate financing sources and limiting the Company’s risk, the Company transfers its right in such purchase agreements to entities owned by third parties (land banking arrangements). These entities use equity contributions and/or incur debt to finance the acquisition and development of the lots. The entities grant the Company an option to acquire lots in staged takedowns. In consideration for this option, the Company makes a non-refundable deposit equal to 20% or less of the total purchase price. Additionally, the Company may be subject to other penalties if lots are not acquired. The Company is under no obligation to purchase the balance of the lots, but would forfeit remaining deposits and be subject to penalties if the lots are not purchased. The

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company does not have legal title to these entities or their assets and has not guaranteed their liabilities. The deposits and penalties related to such land banking projects have been recorded in the accompanying balance sheet. The financial statements of these entities are not consolidated with the Company’s consolidated financial statements. These land banking arrangements help the Company manage the financial and market risk associated with land holdings. The use of these land banking arrangements is dependent on, among other things, the availability of capital to the option provider, general housing market conditions and geographic preferences. Summary information with respect to the Company’s land banking arrangements is as follows as of December 31, 2002 (in thousands):

Total number of land banking projects	7

Total number of lots	1,264

Total purchase price	$111,814

Balance of lots still under option and not purchased:
Number of lots	1,147

Purchase Price	$104,687

Forfeited deposits and penalties if lots are not purchased	$23,587

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

As of December 31, 2002, the Company had $4,014,000 of outstanding irrevocable standby letters of credit to guarantee the Company’s financial obligations under certain land banking arrangements and other contractual arrangements in the normal course of business. Letters of credit totaling $3,263,000 related to land banking arrangements are recorded on the accompanying balance sheet. The beneficiary may draw upon these letters of credit in the event of a contractual default by the Company relating to each respective obligation. These letters of credit have a stated term of 12 months and have varying maturities throughout 2003, at which time the Company may be required to renew to coincide with the term of the respective arrangement.

The Company has provided unsecured environmental indemnities to certain lenders, joint venture partners and land sellers. In each case, the Company has performed due diligence on the potential environmental risks including obtaining an independent environmental review from outside environmental consultants. These indemnities obligate the Company to reimburse the guaranteed parties for damages related to environmental matters. There is no term or damage limitation on these indemnities; however, if an environmental matter arises, the Company could have recourse against other previous owners.

See Notes 4 and 5 for additional information relating to the Company’s guarantee arrangements.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11—Unaudited Summarized Quarterly Financial Information

Summarized quarterly financial information for the years ended December 31, 2002, 2001 and 2000 is as follows (in thousands except per common share amounts):

	Three Months Ended
	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002
Sales	$90,149	$127,417	$182,998	$201,846
Other income, costs and expenses, net	(86,359)	(117,559)	(164,036)	(166,675)

Income before income taxes	3,790	9,858	18,962	35,171
Provision for income taxes	(677)	(2,826)	(5,212)	(9,555)

Net income	$3,113	$7,032	$13,750	$25,616

Basic earnings per common share	$0.30	$0.68	$1.34	$2.63

Diluted earnings per common share	$0.29	$0.66	$1.30	$2.56

	Three Months Ended
	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001
Sales	$72,455	$105,222	$107,629	$173,750
Other income, costs and expenses, net	(65,662)	(94,467)	(94,483)	(150,919)

Income before income taxes	6,793	10,755	13,146	22,831
Provision for income taxes	(712)	(1,137)	(1,468)	(2,530)

Net income	$6,081	$9,618	$11,678	$20,301

Basic earnings per common share	$0.58	$0.91	$1.10	$1.91

Diluted earnings per common share	$0.57	$0.90	$1.08	$1.89

	Three Months Ended
	March 31, 2000	June 30, 2000	September 30, 2000	December 31, 2000
Sales	$65,373	$94,345	$88,716	$158,432
Other income, costs and expenses, net	(57,341)	(82,903)	(79,820)	(135,673)

Income before income taxes and extraordinary item	8,032	11,442	8,896	22,759
Provision for income taxes	(393)	(4,271)	(1,332)	(6,361)

Income before extraordinary item	7,639	7,171	7,564	16,398
Extraordinary item—gain from retirement of debt, net of applicable income taxes	—	496	—	—

Net income	$7,639	$7,667	$7,564	$16,398

Basic and diluted earnings per common share
Before extraordinary item	$0.73	$0.68	$0.72	$1.56
Extraordinary item	—	0.05	—	—

After extraordinary item	$0.73	$0.73	$0.72	$1.56

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders

William Lyon Homes

We have audited the accompanying combined balance sheets of the Significant Subsidiaries of William Lyon Homes, as defined in Note 1, as of December 31, 2001, and the related combined statements of income, members’ capital and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of the Significant Subsidiaries of William Lyon Homes at December 31, 2001, and the combined results of their operations and their cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

/s/    ERNST & YOUNG LLP

Irvine, California

February 15, 2002

SIGNIFICANT SUBSIDIARIES OF WILLIAM LYON HOMES

COMBINED BALANCE SHEETS

(in thousands)

	December 31,
	2002	2001
	(unaudited)
ASSETS

Cash	$9,610	$3,797
Receivables	7,221	4,555
Real estate inventories — Note 2	40,828	153,182

	$57,659	$161,534

LIABILITIES AND MEMBERS’ CAPITAL

Accounts payable and accrued liabilities	$9,975	$12,150
Amount due to member — Note 4	2,282	2,407

	12,257	14,557
Commitments and contingencies — Note 5

Members’ capital	45,402	146,977

	$57,659	$161,534

See accompanying notes.

SIGNIFICANT SUBSIDIARIES OF WILLIAM LYON HOMES

COMBINED STATEMENTS OF INCOME

(in thousands)

	Year Ended December 31,
	2002	2001	2000
	(unaudited)
REVENUES
Sales of homes	$129,075	$189,349	$270,226
Interest and other income	63	91	786

	129,138	189,440	271,012

COSTS AND EXPENSES
Cost of homes sold	101,749	151,838	220,726
Sales, marketing and administrative expenses	4,273	6,138	8,470

	106,022	157,976	229,196

NET INCOME	$23,116	$31,464	$41,816

See accompanying notes.

SIGNIFICANT SUBSIDIARIES OF WILLIAM LYON HOMES

COMBINED STATEMENTS OF MEMBERS’ CAPITAL

For the Years Ended December 31, 2002, 2001 and 2000

(in thousands)

	Lyon Members	Common Unaffiliated Members	Total Members’ Capital
BALANCE — December 31, 1999	$35,619	$93,346	$128,965
Contributions	11,472	145,489	156,961
Distributions	(36,815)	(167,920)	(204,735)
Net income	21,491	20,325	41,816

BALANCE — December 31, 2000	31,767	91,240	123,007
Contributions	15,555	141,543	157,098
Distributions	(21,510)	(143,082)	(164,592)
Net income	15,009	16,455	31,464

BALANCE — December 31, 2001	40,821	106,156	146,977
Contributions (unaudited)	2,959	72,937	75,896
Distributions (unaudited)	(36,707)	(163,880)	(200,587)
Net income (unaudited)	10,871	12,245	23,116

BALANCE — December 31, 2002 (unaudited)	$17,944	$27,458	$45,402

See accompanying notes.

SIGNIFICANT SUBSIDIARIES OF WILLIAM LYON HOMES

COMBINED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2002	2001	2000
	(unaudited)
Operating activities
Net income	$23,116	$31,464	$41,816
Adjustments to reconcile net income to net cash provided by operating activities:
Net changes in operating assets and liabilities:
Receivables	(2,666)	(3,600)	214
Real estate inventories	34,246	(10,993)	28,382
Other assets	—	250	(100)
Accounts payable and accrued liabilities	(9,133)	(2,035)	6,315
Amount due member	(362)	(32)	1,603

Net cash provided by operating activities	45,201	15,054	78,230

Financing activities
Contributions from members	75,896	157,098	154,212
Distributions to members	(115,284)	(164,592)	(204,735)
Proceeds from notes payable	—	2,401	23,977
Repayment of notes payable	—	(12,261)	(49,836)

Net cash used in financing activities	(39,388)	(17,354)	(76,382)

Net increase (decrease) in cash	5,813	(2,300)	1,848
Cash — beginning of year	3,797	6,097	4,249

Cash — end of year	$9,610	$3,797	$6,097

Supplemental disclosures of cash flow and non-cash activities
Cash paid for interest	$—	$156	$685

Debt assumed by joint venture in connection with contribution of land to joint venture	$—	$—	$2,401

Contribution of land, net of assumed debt	$—	$—	$2,749

See accompanying notes.

SIGNIFICANT SUBSIDIARIES OF WILLIAM LYON HOMES

NOTES TO COMBINED FINANCIAL STATEMENTS

December 31, 2002 and 2001

1.    Organization and Summary of Significant Accounting Policies

Basis of Presentation

The combined financial statements are presented in accordance with Rule 3-09 of SEC Regulation S-X (“Rule 3-09”) and represent the combined financial position, results of operations and cash flows of the subsidiaries which are accounted for using the equity method by William Lyon Homes (“Lyon”) which have a common unaffiliated member and are deemed “significant” when aggregated for purposes of Rule 3-09 (collectively, the “Significant Subsidiaries of William Lyon Homes”) as of December 31, 2001 and for each of the two years in the period ended December 31, 2001. The significant subsidiaries of William Lyon Homes are not deemed “significant” as of December 31, 2002 and for the year then ended. As such, information for such period is presented herein unaudited.

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

During the year ended December 31, 2002, an entity included in the Significant Subsidiaries of William Lyon Homes (“Existing Venture”) was restructured such that Lyon is required to purchase the 538 lots owned by the Existing Venture on a specified takedown basis through October 15, 2003 at a purchase price equal to the future cost of such lots including a 20% preferred return on invested capital to the unaffiliated member of the Existing Venture. Because Lyon is required to purchase the lots owned by the Existing Venture and Lyon controls the Existing Venture, the financial statements of the Existing Venture have been consolidated with Lyon’s financial statements as of December 31, 2002. As such, the Existing Venture is not included in the Significant Subsidiaries of William Lyon Homes as of December 31, 2002.

Net income and losses are allocated to the members in accordance with the respective Limited Liability Operating Agreements (the “Agreements”).

The Agreements provide among other things that the Unaffiliated Member is entitled to receive a construction loan equivalent return consisting of a rate that ranges from prime (4.25% and 4.75% as of December 31, 2002 and 2001, respectively) plus 1% to prime plus 4.75% on between 100% and 70% of the Unaffiliated Member’s unrecovered capital which is payable by the companies in all events in accordance with the Agreements. Additionally, the Unaffiliated Member is entitled to receive a preferred return consisting of a rate that ranges from prime plus 1% to prime plus 4.75% on between 0% and 30% of the Unaffiliated Member’s unrecovered capital. The Lyon Member is entitled to receive a preferred return consisting of a rate of interest that ranges from prime plus 1% to prime plus 4.75% on the Lyon Member’s unrecovered capital.

SIGNIFICANT SUBSIDIARIES OF WILLIAM LYON HOMES

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

The following is a summary of the Unaffiliated Member’s construction loan equivalent returns and preferred returns and the Lyon Member’s preferred returns through December 31, 2002 (unaudited, in thousands):

	Unaffiliated Member’s Construction Loan Equivalent Returns	Unaffiliated Member’s Preferred Returns	Lyon Member’s Preferred Returns
Cumulative returns on unrecovered capital	$14,035	$12,085	$6,097
Cumulative return distributions	(14,017)	(12,082)	(4,630)

Remaining undistributed returns as of December 31, 2002	$18	$3	$1,467

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

Use of Estimates

The preparation of the Significant Subsidiaries of William Lyon Homes’ combined financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 2002 and 2001 and the revenues and expenses for each of the three years in the period ended December 31, 2002. Actual results could materially differ from these estimates in the near-term.

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

The Significant Subsidiaries of William Lyon Homes account for their real estate inventories in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“Statement No. 144”). This pronouncement superseded Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (“Statement No. 121”) and was required to be adopted on January 1, 2002. Statement No. 144 retained the fundamental provisions of Statement No. 121 as it relates to assets to be held and used and assets to be sold. Statement No. 144 requires impairment losses to be recorded on assets to be held and used by the Significant Subsidiaries of William Lyon Homes when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of the assets. When an impairment loss is required for assets to be held and used by the Significant Subsidiaries of William Lyon Homes, the related assets are adjusted to their estimated fair value.

Fair value represents the amount at which an asset could be bought or sold in a current transaction between willing parties; that is, other than a forced or liquidation sale. The estimation process involved in determining if

SIGNIFICANT SUBSIDIARIES OF WILLIAM LYON HOMES

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

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

Management has evaluated the projects and determined that no indicators of impairment are present as of December 31, 2002 and 2001.

Revenue and Profit Recognition

A sale is recorded and profit recognized when a sale is consummated, the buyer’s initial and continuing investments are adequate, any receivables are not subject to future subordination, and the usual risks and rewards of ownership have been transferred to the buyer in accordance with the provisions of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 66, Accounting for Sales of Real Estate.    When it is determined that the earnings process is not complete, profit is deferred for recognition in future periods. As of December 31, 2002 and 2001, there are no deferred profits.

Warranty Costs

The Significant Subsidiaries of William Lyon Homes account for warranty costs under the reserve method. As homes are sold, an estimate of warranty costs is charged to the cost of homes sold and an accrual for future warranty costs is established. As actual costs are incurred, the warranty reserve is reduced. If actual warranty costs of the Significant Subsidiaries of William Lyon Homes are in excess of amounts estimated in the Agreements (which generally range from 0.5% to 1.0% of the sales price of homes sold), the Lyon Member will be obligated to complete all warranty work without reimbursement from the Significant Subsidiaries of William Lyon Homes. If actual warranty costs of the Significant Subsidiaries of William Lyon Homes are less than the amounts estimated in the Agreements, the Lyon Member will be paid the difference. Changes in the Significant Subsidiaries of William Lyon Homes’ warranty liability during the year ended December 31 are as follows (in thousands):

	December 31,
	2002	2001	2000
	(unaudited)
Warranty liability, beginning of year	$1,116	$815	$446
Warranty provision during year	1,207	2,221	1,740
Warranty settlements during year	(1,716)	(1,920)	(1,371)

Warranty liability, end of year	$607	$1,116	$815

Income Taxes

The Significant Subsidiaries of William Lyon Homes are not taxable entities and the results of operations are included in the tax returns of the members. Accordingly, no provision for income taxes is reflected in the combined financial statements.

SIGNIFICANT SUBSIDIARIES OF WILLIAM LYON HOMES

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

2.    Real Estate Inventories

Real estate inventories consist of the following as of December 31 (in thousands):

	2002	2001
	(unaudited)
Land under development	$19,042	$122,796
Construction in process and completed homes	21,786	30,386

	$40,828	$153,182

3.    Notes Payable

During the year ended December 31, 2001, the Significant Subsidiaries of William Lyon Homes incurred $94,000, of interest cost, all of which was capitalized to the real estate inventories.

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

The following amounts were incurred during the years ended December 31 (in thousands):

	2002	2001	2000
	(unaudited)
Lyon Member fees	$3,844	$5,432	$7,421
Lyon Member cost reimbursements	2,890	4,071	4,569
Unaffiliated Member fees	1,288	1,745	2,783

	$8,022	$11,248	$14,773

As of December 31, 2002, 2001 and 2000, $2,282,000 (unaudited), $2,407,000 and $2,439,000, respectively, is due Lyon Member for fees and cost reimbursements.

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

4.3(9)

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

10.3(5)

Property Management Agreement between Corporate Enterprises, Inc., a California corporation (Owner) and William Lyon Homes, Inc., a California corporation (Manager) dated and effective November 5, 1999.

10.4(5)	Warranty Service Agreement between Corporate Enterprises, Inc., a California corporation and William Lyon Homes, Inc., a California corporation dated and effective November 5, 1999.

10.5(6)	Loan Agreement dated as of September 25, 2000 between William Lyon Homes, Inc., a California corporation, the “Borrower,” and Residential Funding Corporation, a Delaware corporation, “Lender.”

10.6

First Amendment to Loan Agreement, dated as of July 13, 2001, between William Lyon Homes, Inc., a California corporation, as borrower, and RFC Construction Funding Corp., a Delaware corporation, as lender.

10.7

Second Amendment to Loan Agreement and to Other Loan Documents, dated as of March 28, 2002, between William Lyon Homes, Inc., a California corporation, as borrower, and RFC Construction Funding Corp., a Delaware corporation, as lender.

10.8

Third Amendment to Loan Agreement and to Other Loan Documents, dated as of January 10, 2003, between William Lyon Homes, Inc., a California corporation, as borrower, and RFC Construction Funding Corp., a Delaware corporation, as lender.

10.9

Fourth Amendment to Loan Agreement, dated as of January 23, 2003, between William Lyon Homes, Inc., a California corporation, as borrower, and RFC Construction Funding Corp., a Delaware corporation, as lender.

10.10(6)

Master Loan Agreement dated as of August 31, 2000 by and between William Lyon Homes, Inc., a California corporation (“Borrower”) and Guaranty Federal Bank, F.S.B., a federal savings bank organized and existing under the laws of the United States (“Lender”).

10.11(10)

Agreement for First Modification of Deeds of Trust and Other Loan Instruments, dated as of June 8, 2001, by and between William Lyon Homes, Inc., a California corporation, as borrower, and Guaranty Bank, a federal savings bank organized and existing under the laws of the United States (formerly known as “Guaranty Federal Bank, F.S.B.”), as lender.

Exhibit Number	Description

10.12

Agreement for Second Modification of Deeds of Trust and Other Loan Instruments, dated as of July 23, 2001, by and between William Lyon Homes, Inc., a California corporation, as borrower, and Guaranty Bank, a federal savings bank organized and existing under the laws of the United States (formerly known as “Guaranty Federal Bank, F.S.B.”), as lender.

10.13

Agreement for Third Modification of Deeds of Trust and Other Loan Instruments, dated as of December 19, 2001, by and between William Lyon Homes, Inc., a California corporation, as borrower, and Guaranty Bank, a federal savings bank organized and existing under the laws of the United States (formerly known as “Guaranty Federal Bank, F.S.B.”), as lender.

10.14

Agreement for Fourth Modification of Deeds of Trust and Other Loan Instruments, dated as of May 29, 2002, by and between William Lyon Homes, Inc., a California corporation, as borrower, and Guaranty Bank, a federal savings bank organized and existing under the laws of the United States (formerly known as “Guaranty Federal Bank, F.S.B.”), as lender.

10.15(6)

Revolving Line of Credit Loan Agreement (Borrowing Base Loan) by and between California Bank & Trust, a California banking corporation, and William Lyon Homes, Inc., a California corporation, dated as of September 21, 2000.

10.16(13)

Agreement to Modify Loan Agreement, Promissory Note and Deed of Trust, dated as of September 18, 2002, by and between William Lyon Homes, Inc., a California corporation, as borrower, and California Bank & Trust, a California banking corporation, as lender.

10.17

Second Agreement to Modify Loan Agreement, Promissory Note and Deed of Trust, dated as of December 13, 2002, by and between William Lyon Homes, Inc., a California corporation, as borrower, and California Bank & Trust, a California banking corporation, as lender.

10.18(6)	Option Agreement and Escrow Instructions between William Lyon Homes, Inc., a California corporation and Lathrop Investment, L.P., a California limited partnership dated as of October 24, 2000.

10.19(7)	William Lyon Homes 2000 Stock Incentive Plan.

10.20(8)	Form of Stock Option Agreements.

10.21(8)	William Lyon Homes, Inc. 2000 Cash Bonus Plan.

10.22(8)	Standard Industrial/Commercial Single-Tenant Lease — Net Between William Lyon Homes, Inc. and a trust of which William H. Lyon is the sole beneficiary.

10.23(9)	Business Loan Agreement dated as of March 8, 2001 between William Lyon Homes, Inc. (“Borrower”) and First Bank and Trust (“Lender”).

10.24(10)

Mortgage Warehouse Loan and Security Agreement dated as of June 28, 2002, by and between Duxford Financial, Inc., and/or Bayport Mortgage, L.P., a California Corporation (“Borrower”) and First Tennessee Bank (“Bank”).

10.25(11)	William Lyon Homes Executive Deferred Compensation Plan effective as of February 11, 2002.

10.26(13)	William Lyon Homes Outside Directors Deferred Compensation Plan effective as of February 11, 2002.

10.27	The Presley Companies Non-Qualified Retirement Plan for Outside Directors.

12.1	Statement of Ratio of Earnings to Fixed Charges.

21.1	List of Subsidiaries of the Company.

23.1	Consent of Independent Auditors.

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed January 5, 2000 and incorporated herein by this reference.

(2)	Previously filed in connection with the Company’s Registration Statement on Form S-4, and amendments thereto, (S.E.C. Registration No. 333-88569) and incorporated herein by this reference.

(3)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 and amendments thereto (S.E.C. Registration No. 33-79088) and incorporated herein by this reference.

(4)	Previously filed in connection with the Company’s Registration Statement on Form S-1, and amendments thereto (S.E.C. Registration No. 33-79088) and incorporated herein by this reference.

(5)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by this reference.

(6)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 and incorporated herein by this reference.

(7)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-8 (SEC Registration No. 333-50232) and incorporated herein by this reference.

(8)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by this reference.

(9)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001 and incorporated herein by this reference.

(10)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by this reference.

(11)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-8 (SEC Registration No. 333-82448) dated February 8, 2002 and incorporated herein by this reference.

(12)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by this reference.

(13)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 and incorporated herein by this reference.