Form 10-Q
period 2003-03-31
WILLIAM LYON HOMES
filed 2003-05-12
CIK 1095996

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

YES  ☒                    NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES  ☒                    NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at May 8, 2003
Common stock, par value $.01	9,772,181

WILLIAM LYON HOMES

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements.

WILLIAM LYON HOMES

CONSOLIDATED BALANCE SHEETS

(in thousands except number of shares and par value per share)

ASSETS
	March 31, 2003	December 31, 2002
	(unaudited)
Cash and cash equivalents	$13,733	$16,694
Receivables	17,791	28,734
Real estate inventories — Note 2	569,533	491,952
Investments in and advances to unconsolidated joint ventures — Note 2	71,428	65,404

Property and equipment, less accumulated depreciation of $5,788 and $5,435 at March 31, 2003 and December 31, 2002, respectively	1,968	2,131
Deferred loan costs	8,460	1,341
Goodwill — Note 1	5,896	5,896
Other assets	7,220	5,429

	$696,029	$617,581

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$34,735	$34,881
Accrued expenses	44,312	54,312
Notes payable	108,214	195,786
10 3/4% Senior Notes due April 1, 2013 — Note 3	246,241	—
12 1/2% Senior Notes due July 1, 2003 — Note 3	—	70,279

	433,502	355,258

Minority interest in consolidated joint ventures — Note 2	75,591	80,647

Stockholders’ equity — Note 5

Common stock, par value $.01 per share; 30,000,000 shares authorized; 9,772,181 and 9,728,747 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	98	97
Additional paid-in capital	108,969	108,592
Retained earnings	77,869	72,987

	186,936	181,676

	$696,029	$617,581

See accompanying notes.

WILLIAM LYON HOMES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands except per common share amounts)

(unaudited)

	Three Months Ended March 31,
	2003	2002
Operating revenue
Home sales	$70,423	$90,149
Management fees	2,038	1,516

	72,461	91,665

Operating costs
Cost of sales — homes	(58,396)	(77,094)
Cost of sales — lots, land and other	—	(191)
Sales and marketing	(4,076)	(4,698)
General and administrative	(9,839)	(7,953)

	(72,311)	(89,936)

Equity in income of unconsolidated joint ventures — Note 2	7,471	1,905

Operating income	7,621	3,634
Other income, net	640	156

Income before provision for income taxes	8,261	3,790
Provision for income taxes — Note 1	(3,379)	(677)

Net income	$4,882	$3,113

Earnings per common share — Note 1
Basic	$0.50	$0.30

Diluted	$0.49	$0.29

See accompanying notes.

WILLIAM LYON HOMES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2003

(in thousands)

(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total
	Shares	Amount
Balance — December 31, 2002	9,729	$97	$108,592	$72,987	$181,676

Issuance of common stock upon exercise of stock options — Note 5	43	1	377	—	378
Net income	—	—	—	4,882	4,882

Balance — March 31, 2003	9,772	$98	$108,969	$77,869	$186,936

See accompanying notes.

WILLIAM LYON HOMES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2003	2002
Operating activities
Net income	$4,882	$3,113
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	353	304
Equity in income of unconsolidated joint ventures	(7,471)	(1,905)
Provision for income taxes	3,379	677
Net changes in operating assets and liabilities:
Receivables	3,857	7,315
Real estate inventories	(77,573)	(53,499)
Deferred loan costs	(7,119)	148
Other assets	(1,791)	6,109
Accounts payable	(146)	6,987
Accrued expenses	(13,379)	(19,088)

Net cash used in operating activities	(95,008)	(49,839)

Investing activities
Investments in and advances to unconsolidated joint ventures	(6,438)	(10,811)
Distributions of income from unconsolidated joint ventures	4,470	6,415
Distributions of capital from unconsolidated joint ventures	3,415	11,724
Mortgage notes receivable originations/issuances	(58,597)	(36,394)
Mortgage notes receivable sales/repayments	65,683	45,362
Purchases of property and equipment	(190)	(699)

Net cash provided by investing activities	8,343	15,597

Financing activities
Proceeds from borrowing on notes payable	170,813	164,825
Principal payments on notes payable	(258,385)	(127,943)
Repayment of 12 1/2% Senior Notes	(70,279)	—
Issuance of 10 3/4% Senior Notes	246,233	—
Common stock issued for exercised options	378	423
Common stock purchased	—	(5,434)
Minority interest distributions, net	(5,056)	—

Net cash provided by financing activities	83,704	31,871

Net decrease in cash and cash equivalents	(2,961)	(2,371)
Cash and cash equivalents — beginning of period	16,694	19,751

Cash and cash equivalents — end of period	$13,733	$17,380

Supplemental disclosures of cash flow information
Cash paid during the period for interest, net of amounts capitalized	$2,634	$1,338

Issuance of notes payable for land acquisitions	$—	$16,331

See accompanying notes.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 — Basis of Presentation

William Lyon Homes, a Delaware corporation, and subsidiaries (the “Company”) are primarily engaged in designing, constructing and selling single family detached and attached homes in California, Arizona and Nevada.

The unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The consolidated financial statements included herein should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

The interim consolidated financial statements have been prepared in accordance with the Company’s customary accounting practices. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a presentation in accordance with accounting principles generally accepted in the United States have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

The consolidated financial statements include the accounts of the Company and all majority-owned and controlled subsidiaries and joint ventures. Investments in joint ventures in which the Company has a 50% or less voting or economic interest are accounted for using the equity method. The accounting policies of the joint ventures are substantially the same as those of the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The Company evaluates performance and allocates resources primarily based on the operating income of individual home building projects. Operating income is defined by the Company as operating revenue less operating costs plus equity in income of unconsolidated joint ventures. Accordingly, operating income excludes certain expenses included in the determination of net income. All other segment measurements are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Management fees represent fees earned in the current period from unconsolidated joint ventures in accordance with joint venture and/or operating agreements.

The amount paid for business acquisitions over the net fair value of assets acquired and liabilities assumed is reflected as goodwill and, until January 1, 2002 was being amortized on a straight-line basis over seven years. Accumulated amortization was $2,793,000 as of December 31, 2001. In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement No. 142”), effective for fiscal years beginning after December 15, 2001. Under the new rule, goodwill is no longer amortized but is subject to impairment tests in accordance with Statement No. 142. As of March 31, 2003, the Company believes there have been no indicators of impairment related to the Company’s goodwill.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

A provision for warranty costs relating to the Company’s limited warranty plans is included in cost of sales at the time the home sale is recorded. The Company generally reserves one percent of the sales price of its homes against the possibility of future charges relating to its one-year limited warranty and similar potential claims. Factors that affect the Company’s warranty liability include the number of homes under warranty, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary. Changes in the Company’s warranty liability during the period ended March 31 are as follows (in thousands):

	March 31,
	2003	2002
Warranty liability, beginning of period	$4,287	$2,598
Warranty provision during period	585	711
Warranty settlements during period	(1,416)	(1,092)

Warranty liability, end of period	$3,456	$2,217

As of December 31, 2002 and 2001, the Company had net operating loss carryforwards for Federal tax purposes of approximately $5,231,000 and $8,466,000 respectively, which expire in 2009. In addition, unused recognized built-in losses in the amount of $23,891,000 are available to offset future income and expire between 2009 and 2011. The utilization of these losses is limited to $3,235,000 of taxable income per year; however, any unused losses in any year may be carried forward for utilization in future years through 2011. The elimination during 2002 of the remaining valuation allowances for deferred tax assets reduced the Company’s estimated overall effective tax rate for the quarter ended March 31, 2002 from 38.3% to 17.9%. The Company’s ability to utilize the foregoing tax benefits will depend upon the amount of its future taxable income and may be limited under certain circumstances.

Earnings per share amounts for all periods presented conform to Financial Accounting Standards Board Statement of Financial Accounting Standards No. 128, Earnings Per Share. Basic and diluted earnings per common share for the three months ended March 31, 2003 are based on 9,739,905 and 9,987,863 weighted average shares of common stock outstanding, respectively. Basic and diluted earnings per common share for the three months ended March 31, 2002 are based on 10,522,102 and 10,819,250 weighted average shares of common stock outstanding, respectively.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

At March 31, 2003, the Company had stock plans, which are described more fully in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per common share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“Statement No. 123”) to stock-based employee plans (in thousands, except per common share amounts):

	Three Months Ended March 31,
	2003	2002
Net income, as reported	$4,882	$3,113
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(235)	(235)

Net income, as adjusted	$4,647	$2,878

Earnings per common share:
Basic — as reported	$0.50	$0.30

Basic — as adjusted	$0.48	$0.27

Diluted — as reported	$0.49	$0.29

Diluted — as adjusted	$0.47	$0.27

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“Interpretation No. 45”). The disclosure requirements of Interpretation No. 45 are effective as of December 31, 2002. The initial recognition and measurement requirements of Interpretation No. 45 are effective on a prospective basis to guarantees issued or modified after December 31, 2002. In the case of a guarantee issued as part of a transaction with multiple elements with an unrelated party, Interpretation No. 45 generally requires the recording at inception of the guarantee of a liability equal to the guarantee’s estimated fair value. In the absence of observable transactions for identical or similar guarantees, estimated fair value will likely be based on the expected present value which is the sum of the estimated probability-weighted range of contingent payments under the guarantee arrangement. The recording of a liability would have a corresponding effect on various of the Company’s financial ratios and other financial and operational indicators. The application of Interpretation No. 45 during the quarter ended March 31, 2003 did not have a material impact on the Company’s financial statements with respect to any guarantees issued or modified by the Company after December 31, 2002. See Notes 2, 3 and 6 for additional information related to the Company’s guarantees.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities (“Interpretation No. 46”), which applies immediately to arrangements created after January 31, 2003. Interpretation No. 46 applies to arrangements created before February 1, 2003 beginning on July 1, 2003. The Company is currently evaluating whether the application of Interpretation No. 46 would require the consolidation of any of its joint venture or land banking arrangements existing at December 31, 2002. The

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

consolidation of the assets, liabilities and operations of any joint venture or land banking arrangements would have a corresponding effect on various of the Company’s financial ratios and other financial and operational indicators. Interpretation No. 46 may be applied by restating previously issued financial statements with a cumulative-effect adjustment as of the beginning of the first year restated. See Notes 2 and 6 for additional information regarding joint venture and land banking arrangements.

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities as of March 31, 2003 and December 31, 2002 and revenues and expenses for the periods presented. Accordingly, actual results could differ materially from those estimates in the near-term.

Note 2 — Investments in and Advances to Unconsolidated Joint Ventures

The Company and certain of its subsidiaries are general partners or members in joint ventures involved in the development and sale of residential projects. Such joint ventures in which the Company has a 50% or less voting or economic interest are not controlled by the Company and, accordingly, the financial statements of such joint ventures are not consolidated with the Company’s financial statements. The Company’s investments in unconsolidated joint ventures are accounted for using the equity method. Condensed combined financial information of these joint ventures as of March 31, 2003 and December 31, 2002 is summarized as follows:

CONDENSED COMBINED BALANCE SHEETS

(in thousands)

	March 31, 2003	December 31, 2002
	(unaudited)
ASSETS
Cash and cash equivalents	$12,444	$18,023
Receivables	10,349	13,017
Real estate inventories	223,610	234,896
Investment in unconsolidated joint venture	22,025	—

	$268,428	$265,936

LIABILITIES AND OWNERS’ CAPITAL
Accounts payable	$16,074	$14,640
Accrued expenses	3,212	4,535
Notes payable	95,502	90,086
Advances from William Lyon Homes	7,632	7,498

	122,420	116,759

Owners’ capital
William Lyon Homes	63,796	57,906
Others	82,212	91,271

	146,008	149,177

	$268,428	$265,936

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONDENSED COMBINED STATEMENTS OF INCOME

(in thousands)

	Three Months Ended March 31,
	2003	2002
Operating revenue
Home sales	$69,361	$49,958
Land sale	—	17,079

	69,361	67,037
Operating costs
Cost of sales — homes	(53,793)	(42,976)
Cost of sales — land	—	(13,542)
Sales and marketing	(2,043)	(2,431)

Operating income	13,525	8,088
Other income (expense), net	209	(47)

Net income	$13,734	$8,041

Allocation to owners
William Lyon Homes	$7,471	$1,905
Others	6,263	6,136

	$13,734	$8,041

Income allocations and cash distributions to the Company are based on predetermined formulas between the Company and the joint venture partners as specified in the applicable partnership or operating agreements. The Company generally receives, after partners’ priority returns and return of partners’ capital, approximately 50% of the profits and cash flows from joint ventures.

Certain joint ventures have obtained financing from construction lenders which amounted to $95,502,000 at March 31, 2003. As common practice required by commercial lenders, all of the joint ventures that have obtained financing are obligated to repay loans to a level such that they do not exceed certain required loan-to-value or loan-to-cost ratios. Each lender has the right to test the ratios by appraising the property securing the loan at the time. Either a decrease in the value of the property securing the loan or an increase in the construction costs could trigger this pay down obligation. The term of the obligation corresponds with the term of the loan and is limited to the outstanding loan balance. All of the joint ventures that have obtained such financing are in the form of limited partnerships of which the Company is the general partner. While historically all liabilities of these partnerships have been satisfied out of the assets of such partnerships and while the Company believes that this will continue in the future, the Company, as general partner, is potentially responsible for all liabilities and indebtedness of these partnerships. In addition, the Company has provided unsecured environmental indemnities to some of the lenders who provide loans to the partnerships. The Company has also provided completion guarantees for some of the limited partnerships under their credit facilities.

During the three months ended March 31, 2002, one of the joint ventures in which the Company is a general partner completed a land sale to the Company for $17,079,000 resulting in a profit of approximately $3,537,000, all of which was allocated to the Company’s outside partner as preferred return in accordance with the joint venture agreement.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

During the year ended December 31, 2002, one of the Company’s existing unconsolidated joint ventures (“Existing Venture”) was restructured such that the Company is required to purchase the 538 lots owned by the Existing Venture on a specified takedown basis through October 15, 2003 at a purchase price equal to the future cost of such lots including a 20% preferred return on invested capital to the outside partner of the Existing Venture (estimated to be $178,578,000, including an estimated preferred return of $36,911,000). During the year ended December 31, 2002, the first 242 lots were purchased from the Existing Venture for $64,468,000, which includes a $12,493,000 preferred return to the outside partner of the Existing Venture. The 242 lots were purchased by a newly formed joint venture (“New Venture”) between the Company and an outside partner. The Company is required to purchase the 242 lots owned by the New Venture on a specified takedown basis through May 15, 2004 at a purchase price equal to $74,210,000 plus a 13 1/2% preferred return on invested capital to the outside partner of the New Venture. Because the Company is required to purchase the lots owned by both the Existing Venture and the New Venture, and the Company now controls both ventures, the financial statements of both ventures have been consolidated with the Company’s financial statements as of March 31, 2003, including real estate inventories of $91,389,000 and minority interest in consolidated joint ventures of $75,591,000. During the year ended December 31, 2002, an additional 44 lots were purchased from the Existing Venture for $19,765,000, which included a $3,953,000 preferred return to the outside partner of the Existing Venture. The 44 lots were purchased through a land banking arrangement (see Note 6 for additional information regarding the Company’s land banking arrangements). During the quarter ended March 31, 2003, the Company purchased 37 lots from the New Venture for $12,792,000, all of which was paid to the outside partner as a return of capital. The intercompany sales and related profits have been eliminated in consolidation.

During the quarter ended March 31, 2003, the Company’s wholly-owned subsidiary William Lyon Homes Inc., a California corporation, (“California Lyon”), and two unaffiliated parties formed a series of limited liability companies (“Development LLCs”) for the purpose of acquiring three parcels of land totaling 236 acres in Irvine and Tustin, California (formerly part of the Tustin Marine Corps Air Station) and developing the land into 1,910 residential homesites. The development process is anticipated to be completed by mid 2004 at which time California Lyon will be required under certain specific conditions to purchase approximately one half in value of the lots. California Lyon has an indirect, minority interest in the Development LLCs, which are the borrowers under two secured lines of credit. Advances under the lines of credit are to be used to pay acquisition and development costs and expenses. The lines of credit are secured by deeds of trust on the real property and improvements thereon owned by the Development LLCs, as well as pledges of all net sale proceeds, related contracts and other ancillary property. The maximum commitment amounts under the lines of credit are limited by specified agreed loan-to-value ratios. The maximum commitment amount under the line of credit that closed in January 2003 (“First Line of Credit”) is $35,000,000. Subject to specified terms and conditions, California Lyon and the other direct and indirect members of the Development LLC that is the borrower under the First Line of Credit, including certain affiliates of such other members, each (i) have guaranteed to the bank the repayment of the Development LLC’s indebtedness under the First Line of Credit, completion of certain infrastructure improvements to the land, payment of necessary loan remargining obligations, and the Development LLC’s performance under its environmental indemnity and covenants, and (ii) have agreed to take all actions and pay all amounts to assure that the Development LLC is in compliance with financial covenants. The maximum commitment amount under the line of credit that closed in March 2003 (“Second Line of Credit”) is $105,000,000. Although the guarantee obligations of the other direct and indirect members of the Development LLC that is the borrower under the Second Line of Credit, and certain of their affiliates, are similar in nature to those under the First Line of Credit, California Lyon does not have any such guarantee obligations to the banks under the Second Line of Credit. However, California Lyon has posted letters of credit equal to approximately $24,600,000 to secure its obligations as well as the Development LLCs’ obligations to the banks under both lines of credit. Further, California Lyon and the other direct and indirect members of the

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

Development LLCs, including certain affiliates of such other members, have entered into reimbursement and indemnity agreements to allocate any liability arising from each line of credit, including the related guarantees and letters of credit. California Lyon’s parent company, William Lyon Homes, a Delaware corporation (“Delaware Lyon”) has entered into joinder agreements to be jointly and severally liable for California Lyon’s obligations under the reimbursement and indemnity agreements. While the reimbursement and indemnity agreements provide that liability is generally allocated in accordance with the members’ percentage interests in the Development LLCs’ distributions, Delaware Lyon and California Lyon may be liable for the full amount of the obligations guaranteed to the banks in certain specified circumstances, such as those involving the default, willful misconduct or gross negligence of California Lyon. As of March 31, 2003 the outstanding indebtedness under the First Line of Credit was $31,100,000 and the outstanding indebtedness under the Second Line of Credit was $98,400,000.

Note 3 — 10 3/4% Senior Notes

The Company’s wholly-owned subsidiary, William Lyon Homes, Inc., a California corporation (“California Lyon”), filed a Registration Statement on Form S-3 with the Securities and Exchange Commission for the sale of $250,000,000 of Senior Notes which became effective on March 12, 2003. The offering closed on March 17, 2003 and was fully subscribed and issued. The notes were issued at a price of 98.493% to the public, resulting in net proceeds to the Company of approximately $246,233,000. The purchase price reflected a discount to yield 11% under the effective interest method and the notes have been reflected net of the unamortized discount in the accompanying consolidated balance sheet.

The 10 3/4% Senior Notes due 2013 are senior unsecured obligations of California Lyon and are unconditionally guaranteed on a senior unsecured basis by William Lyon Homes, a Delaware corporation (“Delaware Lyon”), which is the parent company of California Lyon, and all of its existing and certain of its future restricted subsidiaries. The notes and the guarantees rank senior to all of the Company’s and the guarantors’ debt that is expressly subordinated to the notes and the guarantees, but are effectively subordinated to all of the Company’s and the guarantors’ senior secured indebtedness to the extent of the value of the assets securing that indebtedness. At March 31, 2003, the Company had approximately $98,084,000 of secured indebtedness and approximately $98,966,000 of additional secured indebtedness available to be borrowed under the Company’s credit facilities, as limited by the Company’s borrowing base formulas. Interest on the 10 3/4% Senior Notes is payable on April 1 and October 1 of each year, commencing October 1, 2003.

Except as set forth in the Indenture governing the 10 3/4% Senior Notes (“Indenture”), the 10 3/4% Senior Notes are not redeemable prior to April 1, 2008. Thereafter, the 10 3/4% Senior Notes will be redeemable at the option of California Lyon, in whole or in part, at a redemption price equal to 100% of the principal amount plus a premium declining ratably to par, plus accrued and unpaid interest, if any. In addition, on or before April 1, 2006, California Lyon may redeem up to 35% of the aggregate principal amount of the notes with the proceeds of qualified equity offerings at a redemption price equal to 110.75% of the principal amount, plus accrued and unpaid interest, if any.

Upon a change of control as described in the Indenture, California Lyon may be required to offer to purchase the notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest, if any.

If the Company’s consolidated tangible net worth falls below $75,000,000 for any two consecutive fiscal quarters, California Lyon will be required to make an offer to purchase up to 10% of the notes originally issued at a purchase price equal to 100% of the principal amount, plus accrued and unpaid interest, if any.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

The Indenture contains covenants that limit the ability of Delaware Lyon and its restricted subsidiaries to, among other things: (i) incur additional indebtedness; (ii) pay dividends or make other distributions or repurchase its stock; (iii) make investments; (iv) sell assets; (v) incur liens; (vi) enter into agreements restricting the ability of Delaware Lyon’s restricted subsidiaries (other than California Lyon) to pay dividends; (vii) enter into transactions with affiliates; and (ix) consolidate, merge or sell all or substantially all of Delaware Lyon’s or California Lyon’s assets. These covenants are subject to a number of important exceptions and qualifications as described in the Indenture.

The foregoing summary is not a complete description of the terms of the 10 3/4% Senior Notes and is qualified in its entirety by reference to the Indenture.

The net proceeds of the offering were used as follows (in thousands):

Repayment of revolving credit facilities	$104,354
Repayment of 12 1/2% Senior Notes	70,279
Repayment of construction notes payable	28,000
Repayment of purchase money notes payable—land acquisitions	26,000
Repayment of unsecured line of credit	9,500
Underwriting discount	6,875
Offering costs	1,225

$246,233

Supplemental consolidating financial information of the Company, specifically including information for the issuer, California Lyon, and Delaware Lyon and the guarantor subsidiaries is presented below. Investments in subsidiaries are presented using the equity method of accounting. Separate financial statements of California Lyon and the guarantor subsidiaries are not provided, as the consolidating financial information contained herein provides a more meaningful disclosure to allow investors to determine the nature of assets held and the operations of the combined groups.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONSOLIDATING BALANCE SHEET

March 31, 2003

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
ASSETS
Cash and cash equivalents	$—	$7,499	$1,682	$4,552	$—	$13,733
Receivables	—	5,474	12,248	69	—	17,791
Real estate inventories	—	478,091	53	91,389	—	569,533
Investments in and advances to unconsolidated joint ventures	—	71,233	195	—	—	71,428
Property and equipment, net	—	1,121	847	—	—	1,968
Deferred loan costs	—	8,460	—	—	—	8,460
Goodwill	—	5,896	—	—	—	5,896
Other assets	—	6,385	835	—	—	7,220
Investments in subsidiaries	186,936	15,149	—	—	(202,085)	—

	$186,936	$599,308	$15,860	$96,010	$(202,085)	$696,029

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$—	$31,110	$340	$3,285	$—	$34,735
Accrued expenses	—	40,609	3,534	169	—	44,312
Notes payable	—	98,085	10,129	—	—	108,214
10 3/4% Senior Notes	—	246,241	—	—	—	246,241

Total liabilities	—	416,045	14,003	3,454	—	433,502
Minority interest in consolidated joint ventures	—	—	—	75,591	—	75,591
Stockholders’ equity	186,936	183,263	1,857	16,965	(202,085)	186,936

	$186,936	$599,308	$15,860	$96,010	$(202,085)	$696,029

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONSOLIDATING BALANCE SHEET

December 31, 2002

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
ASSETS
Cash and cash equivalents	$—	$11,524	$2,071	$3,099	$—	$16,694
Receivables	—	8,657	19,941	136	—	28,734
Real estate inventories	—	390,057	47	101,848	—	491,952
Investments in and advances to unconsolidated joint ventures	—	65,209	195	—	—	65,404
Property and equipment, net	—	1,177	954	—	—	2,131
Deferred loan costs	586	755	—	—	—	1,341
Goodwill	—	5,896	—	—	—	5,896
Other assets	—	4,439	990	—	—	5,429
Investments in subsidiaries	180,033	15,818	—	—	(195,851)	—
Intercompany receivables	79,308	7,972	—	—	(87,280)	—

	$259,927	$511,504	$24,198	$105,083	$(283,131)	$617,581

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$—	$27,776	$2,161	$4,944	$—	$34,881
Accrued expenses	—	50,764	3,373	175	—	54,312
Notes payable	—	177,647	18,139	—	—	195,786
12 1/2% Senior Notes	70,279	—	—	—	—	70,279
Intercompany payables	7,972	79,308	—	—	(87,280)	—

Total liabilities	78,251	335,495	23,673	5,119	(87,280)	355,258
Minority interest in consolidated joint ventures	—	—	—	80,647	—	80,647
Stockholders’ equity	181,676	176,009	525	19,317	(195,851)	181,676

	$259,927	$511,504	$24,198	$105,083	$(283,131)	$617,581

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONSOLIDATING STATEMENT OF INCOME

Three Months Ended March 31, 2003

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$58,271	$12,152	$12,792	$(12,792)	$70,423
Management fees	—	2,038	—	—	—	2,038

	—	60,309	12,152	12,792	(12,792)	72,461

Operating costs
Cost of sales	—	(47,672)	(10,724)	(12,792)	12,792	(58,396)
Sales and marketing	—	(3,470)	(441)	(165)	—	(4,076)
General and administrative	—	(9,773)	(66)	—	—	(9,839)

	—	(60,915)	(11,231)	(12,957)	12,792	(72,311)

Equity in income of unconsolidated joint ventures	—	7,471	—	—	—	7,471

Income from subsidiaries	4,882	424	—	—	(5,306)	—

Operating income (loss)	4,882	7,289	921	(165)	(5,306)	7,621
Other income (expense), net	—	812	(251)	79	—	640

Income (loss) before provision for income taxes	4,882	8,101	670	(86)	(5,306)	8,261
Provision for income taxes	—	(3,379)	—	—	—	(3,379)

Net income (loss)	$4,882	$4,722	$670	$(86)	$(5,306)	$4,882

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONSOLIDATING STATEMENT OF INCOME

Three Months Ended March 31, 2002

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$69,763	$20,386	$—	$—	$90,149
Management fees	—	1,516	—	—	—	1,516

	—	71,279	20,386	—	—	91,665

Operating costs
Cost of sales	—	(59,530)	(17,755)	—	—	(77,285)
Sales and marketing	—	(3,848)	(850)	—	—	(4,698)
General and administrative	—	(7,854)	(85)	(14)	—	(7,953)

	—	(71,232)	(18,690)	(14)	—	(89,936)

Equity in income of unconsolidated joint ventures	—	1,905	—	—	—	1,905

Income from subsidiaries	3,113	1,364	—	—	(4,477)	—

Operating income (loss)	3,113	3,316	1,696	(14)	(4,477)	3,634
Other income (expense), net	—	103	(27)	80	—	156

Income before provision for income taxes	3,113	3,419	1,669	66	(4,477)	3,790
Provision for income taxes	—	(677)	—	—	—	(677)

Net income	$3,113	$2,742	$1,669	$66	$(4,477)	$3,113

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2003

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating activities
Net income (loss)	$4,882	$4,722	$670	$(86)	$(5,306)	$4,882
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	—	238	115	—	—	353
Equity in income of unconsolidated joint ventures	—	(7,471)	—	—	—	(7,471)
Equity in earnings of subsidiaries	(4,882)	(424)	—	—	5,306	—
Provision for income taxes	—	3,379	—	—	—	3,379
Net changes in operating assets and liabilities:
Receivables	—	4,106	(316)	67	—	3,857
Intercompany receivables/payables	(586)	586	—	—	—	—
Real estate inventories	—	(88,026)	(6)	10,459	—	(77,573)
Deferred loan costs	586	(7,705)	—	—	—	(7,119)
Other assets	—	(1,946)	155	—	—	(1,791)
Accounts payable	—	3,334	(1,821)	(1,659)	—	(146)
Accrued expenses	—	(13,534)	161	(6)	—	(13,379)

Net cash (used in) provided by operating activities	—	(102,741)	(1,042)	8,775	—	(95,008)

Investing activities
Net change in investment in unconsolidated joint ventures	—	1,447	—	—	—	1,447
Payments on (issuance of) notes receivable, net	—	(923)	8,009	—	—	7,086
Purchases of property and equipment	—	(182)	(8)	—	—	(190)
Investment in subsidiaries	—	1,093	—	—	(1,093)	—
Advances to affiliates	69,901	(69,390)	—	—	(511)	—

Net cash provided by (used in) investing activities	69,901	(67,955)	8,001	—	(1,604)	8,343

Financing activities
Proceeds from borrowings on notes payable	—	113,441	57,372	—	—	170,813
Principal payments on notes payable	—	(193,003)	(65,382)	—	—	(258,385)
Repayment of 12 1/2% Senior Notes	(70,279)	—	—	—	—	(70,279)
Issuance of 10 3/4% Senior Notes	—	246,233	—	—	—	246,233
Common stock issued for exercised options	378	—	—	—	—	378
Minority interest contributions, net	—	—	—	(5,056)	—	(5,056)
Advances to affiliates	—	—	662	(2,266)	1,604	—

Net cash (used in) provided by financing activities	(69,901)	166,671	(7,348)	(7,322)	1,604	83,704

Net (decrease) increase in cash and cash equivalents	—	(4,025)	(389)	1,453	—	(2,961)
Cash and cash equivalents at beginning of period	—	11,524	2,071	3,099	—	16,694

Cash and cash equivalents at end of period	$—	$7,499	$1,682	$4,552	$—	$13,733

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2002

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating activities
Net income	$3,113	$2,742	$1,669	$66	$(4,477)	$3,113
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	276	28	—	—	304
Equity in income of unconsolidated joint ventures	—	(1,905)	—	—	—	(1,905)
Equity in earnings of subsidiaries	(3,113)	(1,364)	—	—	4,477	—
Provision for income taxes	—	677	—	—	—	677
Net changes in operating assets and liabilities:
Receivables	—	6,481	706	128	—	7,315
Intercompany receivables/payables	(352)	352	—	—	—	—
Real estate inventories	—	(48,117)	1,498	(66)	—	(46,685)
Deferred loan costs	352	(204)	—	—	—	148
Other assets	—	(734)	29	—	—	(705)
Accounts payable	—	6,410	559	18	—	6,987
Accrued expenses	—	(18,423)	(510)	(155)	—	(19,088)

Net cash (used in) provided by operating activities	—	(53,809)	3,979	(9)	—	(49,839)

Investing activities
Net change in investment in unconsolidated joint ventures	—	7,437	(109)	—	—	7,328
Payments on (issuance of) notes receivable, net	—	(14)	8,982	—	—	8,968
Purchases of property and equipment	—	(174)	(525)	—	—	(699)
Investment in subsidiaries	—	(394)	—	—	394	—
Advances to affiliates	5,011	(4,165)	—	—	(846)	—

Net cash provided by investing activities	5,011	2,690	8,348	—	(452)	15,597

Financing activities
Proceeds from borrowings on notes payable	—	128,447	36,378	—	—	164,825
Principal payments on notes payable	—	(81,544)	(46,399)	—	—	(127,943)
Common stock issued for exercised options	423	—	—	—	—	423
Common stock purchased	(5,434)	—	—	—	—	(5,434)
Advances to affiliates	—	—	(490)	38	452	—

Net cash (used in) provided by financing activities	(5011)	46,903	(10,511)	38	452	31,871

Net (decrease) increase in cash and cash equivalents	—	(4,216)	1,816	29	—	(2,371)
Cash and cash equivalents at beginning of period	—	15,532	3,859	360	—	19,751

Cash and cash equivalents at end of period	$—	$11,316	$5,675	$389	$—	$17,380

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

Note 4 — Related Party Transactions

A portion of the net proceeds of the Company’s offering of 10 3/4% Senior Notes (see Note 3) was used to repay all of the Company’s 12 1/2% Senior Notes, including $30,000,000 in principal amount held by General William Lyon, Chairman and Chief Executive Officer, and the trust of which his son, William H. Lyon, is the sole beneficiary, $2,323,000 held by Wade H. Cable, President and Chief Operating Officer, and $1,000,000 held by William H. McFarland, a director.

On October 26, 2000, the Company’s Board of Directors (with Messrs. William Lyon and William H. Lyon abstaining) approved the purchase of 579 lots for a total purchase price of $12,581,000 from an entity controlled by William Lyon and William H. Lyon. The terms of the purchase agreement provide for an initial option payment of $1,000,000 and a rolling option takedown of the lots. Phase takedowns of approximately 20 lots each are anticipated to occur at two to three month intervals for each of several product types through September 2004. In addition, one-half of the net profits, as defined, in excess of six percent from the development are to be paid to the seller, of which $2,073,000 has been paid through March 31, 2003. During the three months ended March 31, 2003 and 2002, the Company did not purchase any lots under this agreement. This land acquisition qualified as an affiliate transaction under the Company’s 12 1/2% Senior Notes due July 1, 2003 Indenture dated as of June 29, 1994, as amended (“Old Indenture”). Pursuant to the terms of the Old Indenture, the Company has determined that the land acquisition is on terms that are no less favorable to the Company than those that would have been obtained in a comparable transaction by the Company with an unrelated person. The Company delivered to the Trustee under the Old Indenture a resolution of the Board of Directors of the Company set forth in an Officers’ Certificate certifying that the land acquisition is on terms that are no less favorable to the Company than those that would have been obtained in a comparable transaction by the Company with an unrelated person and the land acquisition has been approved by a majority of the disinterested members of the Board of Directors of the Company. Further, the Company delivered to the Trustee under the Indenture a determination of value by a real estate appraisal firm which is of regional standing in the region in which the subject property is located and is MAI certified.

On July 9, 2002, the Company’s Board of Directors (with Messrs. William Lyon and William H. Lyon abstaining) approved the purchase of 144 lots, through a land banking arrangement, for a total purchase price of $16,660,000 from an entity that purchased the lots from William Lyon. The terms of the purchase agreement provide for an initial deposit of $3,300,000 (paid on July 23, 2002) and monthly option payments of 11.5% on the seller’s outstanding investment. Such option payments entitle the Company to phase takedowns of approximately 14 lots each, which are anticipated to occur at one to two month intervals through December 2003. As of March 31, 2003, 30 lots have been purchased under this agreement for a purchase price of $3,471,000. Had the Company purchased the property directly, the acquisition would have qualified as an affiliate transaction under the Old Indenture. Even though the Company’s agreement is not with William Lyon, the Company has chosen to treat it as an affiliate transaction. Pursuant to the terms of the Old Indenture, the Company determined that the land acquisition is on terms that are no less favorable to the Company than those that would have been obtained in a comparable transaction by the Company with an unrelated person. The Company delivered to the Trustee under the Old Indenture a resolution of the Board of Directors of the Company set forth in an Officers’ Certificate certifying that the land acquisition is on terms that are no less favorable to the Company than those that would have been obtained in a comparable transaction by the Company with an unrelated person and the land acquisition had been approved by a majority of the disinterested members of the Board of Directors of the Company. Further, the Company delivered to the Trustee under the Old Indenture a determination of value by a real estate appraisal firm which is of regional standing in the region in which the subject property is located and is MAI certified.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

The Company purchased real estate projects for a total purchase price of $8,468,000 during the year ended December 31, 2000 from entities controlled by William Lyon and William H. Lyon. In addition, one-half of the net profits in excess of six to eight percent from the development are to be paid to the seller. During the three months ended March 31, 2002, $1,770,000 was paid to the seller in accordance with the agreement.

The Company purchased land for a total purchase price of $17,079,000 during the three months ended March 31, 2002 from one of its unconsolidated joint ventures, resulting in a profit to the joint venture of approximately $3,537,000, all of which was allocated to the Company’s outside partner as preferred return in accordance with the joint venture agreement.

For the three months ended March 31, 2003 and 2002, the Company incurred reimbursable on-site labor costs of $77,000 and $41,000, respectively, for providing customer service to real estate projects developed by entities controlled by William Lyon and William H. Lyon of which $7,000 was due to the Company at March 31, 2003.

For the three months ended March 31, 2003 and 2002, the Company incurred charges of $187,000 and $182,000, respectively, related to rent on its corporate office, from a trust of which William H. Lyon is the sole beneficiary.

During the three months ended March 31, 2003 and 2002, the Company incurred charges of $133,000 and $41,000, respectively, related to the charter and use of aircraft owned by an affiliate of William Lyon.

The Company offers home mortgage loans to its employees and directors through its mortgage company subsidiary, Duxford Financial, Inc. These loans are made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. These loans do not involve more than the normal risk of collectability or present other unfavorable features and are sold to investors typically within 7 to 15 days.

Note 5—Stockholders’ Equity

On September 20, 2001 the Company announced that the Company’s Board of Directors had authorized a program to repurchase up to 20% of the Company’s outstanding common shares. Under the plan, the stock will be purchased in the open market or privately negotiated transactions from time to time in compliance with Securities and Exchange Commission Rule 10b-18, subject to market conditions, applicable legal requirements and other factors. The timing and amounts of any purchases will be as determined by the Company’s management from time to time or may be suspended at any time or from time to time without prior notice, depending on market conditions and other factors they deem relevant. The repurchased shares may be held as treasury stock and used for general corporate purposes or cancelled. As of March 31, 2003, 1,018,400 shares had been purchased and retired under this program in the amount of $19,570,000. No shares were purchased under this program during the three months ended March 31, 2003.

During the three months ended March 31, 2003, certain officers and directors exercised options to purchase 43,434 shares of the Company’s common stock at a price of $8.6875 per share in accordance with the William Lyon Homes 2000 Stock Incentive Plan.

During the three months ended March 31, 2002, certain officers and directors exercised options to purchase 36,206 shares of the Company’s common stock at a price of $8.6875 per share in accordance with the William

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

Lyon Homes 2000 Stock Incentive Plan, 13,912 shares of the Company’s common stock at a price of $5.00 per share in accordance with the Company’s 1991 Stock Option Plan, as amended, and 2,666 shares of the Company’s common stock at a price of $14.375 per share in accordance with the Company’s 1991 Stock Option Plan, as amended.

Note 6—Commitments and Contingencies

The Company enters into purchase agreements with various land sellers. In some instances, and as a method of acquiring land in staged takedowns, thereby minimizing the use of funds from the Company’s revolving credit facilities and other corporate financing sources and limiting the Company’s risk, the Company transfers its right in such purchase agreements to entities owned by third parties (land banking arrangements). These entities use equity contributions and/or incur debt to finance the acquisition and development of the lots. The entities grant the Company an option to acquire lots in staged takedowns. In consideration for this option, the Company makes a non-refundable deposit equal to 20% or less of the total purchase price. Additionally, the Company may be subject to other penalties if lots are not acquired. The Company is under no obligation to purchase the balance of the lots, but would forfeit remaining deposits and be subject to penalties if the lots were not purchased. The Company does not have legal title to these entities or their assets and has not guaranteed their liabilities. The deposits and penalties related to such land banking projects have been recorded in the accompanying consolidated balance sheet. The financial statements of these entities are not consolidated with the Company’s consolidated financial statements. A recently adopted accounting interpretation could require the consolidation of the assets, liabilities and operations of certain of the Company’s joint venture and land banking arrangements (see Note 1). These land banking arrangements help the Company manage the financial and market risk associated with land holdings. The use of these land banking arrangements is dependent on, among other things, the availability of capital to the option provider, general housing market conditions and geographic preferences. Summary information with respect to the Company’s land banking arrangements is as follows as of March 31, 2003 (dollars in thousands):

Total number of land banking projects	7

Total number of lots	1,264

Total purchase price	$111,814

Balance of lots still under option and not purchased:
Number of lots	1,008

Purchase price	$95,550

Forfeited deposits and penalties if lots were not purchased	$22,189

In some jurisdictions in which the Company develops and constructs property, assessment district bonds are issued by municipalities to finance major infrastructure improvements. As a land owner benefited by these improvements, the Company is responsible for the assessments on its land. When properties are sold, the assessments are either prepaid or the buyers assume the responsibility for the related assessments. Assessment district bonds issued after May 21, 1992 are accounted for under the provisions of Statement 91-10, “Accounting for Special Assessment and Tax Increment Financing Entities” issued by the Emerging Issues Task Force of the Financial Accounting Standards Board on May 21, 1992, and recorded as liabilities in the Company’s consolidated balance sheet, if the amounts are fixed and determinable.

As of March 31, 2003, the Company had $35,022,000 of outstanding irrevocable standby letters of credit to guarantee the Company’s financial obligations under certain land banking arrangements, joint venture

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

agreements and other contractual arrangements in the normal course of business. Letters of credit totaling $9,289,000 related to land banking arrangements are recorded on the accompanying consolidated balance sheet. The beneficiary may draw upon these letters of credit in the event of a contractual default by the Company relating to each respective obligation. These letters of credit have a stated term of 12 months and have varying maturities throughout 2004, at which time the Company may be required to renew the letters of credit to coincide with the term of the respective arrangement.

The Company has provided unsecured environmental indemnities to certain lenders, joint venture partners and land sellers. In each case, the Company has performed due diligence on the potential environmental risks, including obtaining an independent environmental review from outside environmental consultants. These indemnities obligate the Company to reimburse the guaranteed parties for damages related to environmental matters. There is no term or damage limitation on these indemnities; however, if an environmental matter arises, the Company could have recourse against other previous owners.

See Notes 2 and 3 for additional information relating to the Company’s guarantee arrangements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

WILLIAM LYON HOMES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The following discussion of results of operations and financial condition should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1, as well as the information presented in the Annual Report on Form 10-K for the year ended December 31, 2002. As used herein, “on a combined basis” means the total of operations in wholly-owned projects and in unconsolidated joint ventures.

Results of Operations

Overview and Recent Results

Selected financial and operating information for the Company and its unconsolidated joint ventures as of and for the periods presented is as follows:

	Three Months Ended March 31,
	2003			2002
	Company Wholly-owned	Unconsolidated Joint Ventures	Combined Total	Company Wholly-owned	Unconsolidated Joint Ventures	Combined Total
Selected Financial Information (dollars in thousands)
Homes closed	184	131	315	301	104	405

Home sales revenue	$70,423	$69,361	$139,784	$90,149	$49,958	$140,107
Cost of sales	(58,396)	(53,793)	(112,189)	(77,094)	(42,976)	(120,070)

Gross margin	$12,027	$15,568	$27,595	$13,055	$6,982	$20,037

Gross margin percentage	17.1%	22.4%	19.7%	14.5%	14.0%	14.3%

Number of homes closed
California	73	131	204	153	104	257
Arizona	48	—	48	63	—	63
Nevada	63	—	63	85	—	85

Total	184	131	315	301	104	405

Average sales price
California	$575,100	$529,500	$545,800	$370,200	$480,400	$414,800
Arizona	229,500	—	229,500	188,900	—	188,900
Nevada	276,500	—	276,500	254,300	—	254,300

Total	$382,700	$529,500	$443,800	$299,500	$480,400	$345,900

Number of net new home orders
California	336	164	500	451	296	747
Arizona	98	—	98	85	—	85
Nevada	159	—	159	103	—	103

Total	593	164	757	639	296	935

Average number of sales locations during period
California	15	8	23	18	13	31
Arizona	6	—	6	8	—	8
Nevada	6	—	6	5	—	5

Total	27	8	35	31	13	44

	As of March 31,
	2003			2002
	Company Wholly-owned	Unconsolidated Joint Ventures	Combined Total	Company Wholly-owned	Unconsolidated Joint Ventures	Combined Total
Backlog of homes sold but not closed at end of period
California	463	228	691	497	289	786
Arizona	187	—	187	140	—	140
Nevada	191	—	191	146	—	146

Total	841	228	1,069	783	289	1,072

Dollar amount of homes sold but not closed at end of period (dollars in thousands)
California	$208,775	$105,701	$314,476	$185,124	$135,787	$320,911
Arizona	38,238	—	38,238	30,700	—	30,700
Nevada	60,655	—	60,655	42,790	—	42,790

Total	$307,668	$105,701	$413,369	$258,614	$135,787	$394,401

Lots controlled at end of period
Owned lots
California	2,320	1,491	3,811	1,773	1,794	3,567
Arizona	1,007	—	1,007	903	—	903
Nevada	1,752	—	1,752	566	—	566

Total	5,079	1,491	6,570	3,242	1,794	5,036

Optioned lots(1)
California			3,651			1,516
Arizona			4,724			1,845
Nevada			90			884

Total			8,465			4,245

Total lots controlled
California			7,462			5,083
Arizona			5,731			2,748
Nevada			1,842			1,450

Total			15,035			9,281

(1)	Optioned lots may be purchased by the Company as wholly-owned projects or may be purchased by newly formed unconsolidated joint ventures.

On a combined basis, the number of net new home orders for the three months ended March 31, 2003 decreased 19.0% to 757 homes from 935 homes for the three months ended March 31, 2002. The number of homes closed on a combined basis for the three months ended March 31, 2003, decreased 22.2% to 315 homes from 405 homes for the three months ended March 31, 2002. On a combined basis, the backlog of homes sold but not closed as of March 31, 2003 was 1,069, down slightly from 1,072 homes a year earlier, and up 70.5% from 627 homes at December 31, 2002.

Homes in backlog are generally closed within three to six months. The dollar amount of backlog of homes sold but not closed on a combined basis as of March 31, 2003 was $413.4 million, up 4.8% from $394.4 million as of March 31, 2002 and up 59.6% from $259.1 million as of December 31, 2002. The cancellation rate of buyers who contracted to buy a home but did not close escrow at the Company’s projects was approximately 19% during 2002 and 16% during the three months ended March 31, 2003. The inventory of completed and unsold homes was 14 homes as of March 31, 2003.

The Company believes that the decrease in the number of net new home orders during the first three months of 2003 as compared to the comparable period a year ago is primarily the result of a 20% reduction in the average number of sales locations to 35 for the three months ended March 31, 2003 as compared to 44 for the three months ended March 31, 2002. However, the Company’s average number of new home orders per average sales location increased to 21.6 for the three months ended March 31, 2003 as compared to 21.3 for the three months ended March 31, 2002. The reduction in the average number of sales locations was caused primarily by (i) accelerated sales and close-outs at certain of the Company projects and (ii) delays in land acquisitions and development of certain projects in previous periods as a result of the tragic events of September 11, 2001 and the economic slow-down in the months thereafter. In many of the markets in which the Company operates, the demand for housing exceeds the current supply of housing.

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

Comparison of Three Months Ended March 31, 2003 to Three Months Ended March 31, 2002

Operating revenue for the three months ended March 31, 2003 was $72.5 million, a decrease of $19.2 million, or 20.9%, from operating revenue of $91.7 million for the three months ended March 31, 2002. Revenue from sales of homes decreased $19.7 million, or 21.9%, to $70.4 million in the 2003 period from $90.1 million in the 2002 period. This decrease was primarily due to a decrease in the number of wholly-owned homes closed to 184 in the 2003 period from 301 in the 2002 period, offset by an increase in the average sales price of wholly-owned homes to $382,700 in the 2003 period from $299,500 in the 2002 period. Management fee income increased by $0.5 million to $2.0 million in the 2003 period from $1.5 million in the 2002 period primarily due to an increase in the number of unconsolidated joint venture units closed to 131 in the 2003 period from 104 in the 2002 period, along with an increase in the average sales prices for homes closed in the unconsolidated joint ventures to $529,500 in the 2003 period from $480,400 in the 2002 period. The increase in the average sales price of units closed both in wholly-owned projects and joint venture projects was due primarily to (i) price appreciation in certain projects and (ii) a change in product mix.

Total operating income increased to $7.6 million in the 2003 period from $3.6 million in the 2002 period. The excess of revenue from sales of homes over the related cost of sales (gross margin) decreased by $1.1 million to $12.0 million in the 2003 period from $13.1 million in the 2002 period primarily due to a decrease in the number of wholly-owned homes closed to 184 homes in the 2003 period from 301 homes in the 2002 period, offset by (i) an increase in the average sales prices of wholly-owned homes to $382,700 in the 2003 period from $299,500 in the 2002 period, and (ii) an increase in gross margin percentages to 17.1% in the 2003 period from 14.5% in the 2002 period. The increase in the period-over-period gross margin percentage reflects the impact of improved economic conditions experienced since the first quarter of 2002. Sales and marketing expenses decreased by $0.6 million to $4.1 million in the 2003 period from $4.7 million in the 2002 period primarily due to decreases in newspaper advertising and sales commissions. General and administrative expenses increased by $1.8 million to $9.8 million in the 2003 period from $8.0 million in the 2002 period, primarily as a result of an increase in accrued bonuses related to higher earnings and increases in salaries and related employee benefits. Equity in income of unconsolidated joint ventures amounting to $7.5 million was recognized in the 2003 period, up from $1.9 million in the comparable period for 2002, primarily as a result of an increase in the number of homes closed to 131 in the 2003 period from 104 in the 2002 period, an increase in the average sales prices for homes closed in the unconsolidated joint ventures to $529,500 in the 2003 period from $480,400 in the 2002 period and, an increase in the gross margin percentages to 22.4% in the 2003 period from 14.0% in the 2002 period. The increase in period-over-period gross margin percentage reflects the impact of improved economic conditions experienced since the first quarter of 2002.

Total interest incurred increased from $5.6 million in the 2002 period to $9.8 million in the 2003 period primarily as a result of an increase in the average principal balance of notes payable in the 2003 period compared to the 2002 period, an increase in the average balance outstanding under land banking arrangements in the 2003 period compared to the 2002 period, and the restructuring of a joint venture as described in “Joint Venture Financing” below. All interest incurred was capitalized in the 2003 and 2002 periods.

At December 31, 2002 and 2001, the Company had net operating loss carryforwards for federal tax purposes of approximately $5.2 million and $8.5 million, respectively, which expire in 2009. In addition, unused recognized built-in losses in the amount of $23.9 million are available to offset future income and expire between 2009 and 2011. The utilization of these losses is limited to $3.2 million of taxable income per year; however, any portion of such permitted amount of the loss utilization that is not used in any year may be carried forward to increase permitted utilization in future years through 2011. The elimination during 2002 of the remaining valuation allowances for deferred tax assets reduced the Company’s estimated overall effective tax rate for the quarter ended March 31, 2002 from 38.3% to 17.9%. The Company’s ability to utilize the foregoing tax benefits will depend upon the amount of its future taxable income and may be limited under certain circumstances.

As a result of the foregoing factors, the Company’s net income increased from $3.1 million in the 2002 period to $4.9 million in the 2003 period.

Financial Condition and Liquidity

The Company provides for its ongoing cash requirements principally from internally generated funds from the sales of real estate, outside borrowings and by forming new joint ventures with venture partners that provide a substantial portion of the capital required for certain projects. The Company currently has outstanding 10 3/4% Senior Notes (the “Senior Notes”) and maintains secured revolving credit facilities (“Revolving Credit Facilities”).

The ability of the Company to meet its obligations on its indebtedness will depend to a large degree on its future performance which in turn will be subject, in part, to factors beyond its control, such as prevailing economic conditions either nationally or in regions in which the Company operates, the outbreak of war or other hostilities involving the United States, mortgage and other interest rates, changes in prices of homebuilding materials, weather, the occurrence of events such as landslides, soil subsidence and earthquakes that are uninsurable, not economically insurable or not subject to effective indemnification agreements, availability of labor and homebuilding materials, changes in governmental laws and regulations, the timing of receipt of regulatory approvals and the opening of projects, and the availability and cost of land for future development.

Senior Notes

The Company’s wholly-owned subsidiary, William Lyon Homes, Inc., a California corporation, (“California Lyon”) filed a Registration Statement on Form S-3 with the Securities and Exchange Commission for the sale of $250.0 million of Senior Notes which became effective on March 12, 2003. The offering closed on March 17, 2003 and was fully subscribed and issued. The notes were issued at a price of 98.493% to the public, resulting in net proceeds to the Company of approximately $246.2 million. The purchase price reflected a discount to yield 11% under the effective interest method and the notes have been reflected net of the unamortized discount in the accompanying consolidated balance sheet.

The 10 3/4% Senior Notes due 2013 are senior unsecured obligations of California Lyon and are unconditionally guaranteed on a senior unsecured basis by William Lyon Homes, a Delaware corporation (“Delaware Lyon”) and the parent company of California Lyon, and all of its existing and certain of its future restricted subsidiaries. The notes and the guarantees rank senior to all of the Company’s and the guarantors’ debt that is expressly subordinated to the notes and the guarantees, but are effectively subordinated to all of the Company’s and the guarantors’ senior secured indebtedness to the extent of the value of the assets securing that indebtedness. At March 31, 2003, the Company had approximately $98.1 million of secured indebtedness and approximately $99.0 million of additional secured indebtedness available to be borrowed under the Company’s credit facilities, as limited by the Company’s borrowing base formulas. Interest on the 10 3/4% Senior Notes is payable on April 1 and October 1 of each year, commencing October 1, 2003.

Except as set forth in the Indenture governing the 10 3/4% Senior Notes (“Indenture”), the 10 3/4% Senior Notes are not redeemable prior to April 1, 2008. Thereafter, the 10 3/4% Senior Notes will be redeemable at the option of California Lyon, in whole or in part, at a redemption price equal to 100% of the principal amount plus a premium declining ratably to par, plus accrued and unpaid interest, if any. In addition, on or before April 1, 2006, California Lyon may redeem up to 35% of the aggregate principal amount of the notes with the proceeds of qualified equity offerings at a redemption price equal to 110.75% of the principal amount, plus accrued and unpaid interest, if any.

Upon a change of control as described in the Indenture, California Lyon may be required to offer to purchase the notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest, if any.

If the Company’s consolidated tangible net worth falls below $75.0 million for any two consecutive fiscal quarters, California Lyon will be required to make an offer to purchase up to 10% of the notes originally issued at a purchase price equal to 100% of the principal amount, plus accrued and unpaid interest, if any.

The Indenture contains covenants that limit the ability of Delaware Lyon and its restricted subsidiaries to, among other things: (i) incur additional indebtedness; (ii) pay dividends or make other distributions or repurchase its stock; (iii) make investments; (iv) sell assets; (v) incur liens; (vi) enter into agreements restricting the ability of Delaware Lyon’s restricted subsidiaries (other than California Lyon) to pay dividends; (vii) enter into transactions with affiliates; and (ix) consolidate, merge or sell all or substantially all of Delaware Lyon’s and California Lyon’s assets. These covenants are subject to a number of important exceptions and qualifications as described in the Indenture.

The foregoing summary is not a complete description of the terms of the 10 3/4% Senior Notes and is qualified in its entirety by reference to the Indenture.

The net proceeds of the offering were used as follows (dollars in thousands):

Repayment of revolving credit facilities	$104,354
Repayment of 12 1/2% Senior Notes	70,279
Repayment of construction notes payable	28,000
Repayment of purchase money notes payable—land acquisitions	26,000
Repayment of unsecured line of credit	9,500
Underwriting discount	6,875
Offering costs	1,225

$246,233

Revolving Credit Facilities

As of March 31, 2003, the Company has three revolving credit facilities which have an aggregate maximum loan commitment of $275.0 million and mature at various dates. A $150.0 million revolving line of credit matures in September 2006, a $75.0 million bank revolving line of credit matures in June 2003 and a $50.0 million bank revolving line of credit initially “matures” in September 2004, after which the amounts available for borrowing begin to reduce. The Company is currently in the process of extending the maturity date of the $75.0 million bank revolving line of credit to June 2004. Each facility is secured by first deeds of trust on real estate for the specific projects funded by each respective facility and pledges of net sale proceeds and related property. Borrowings under the facilities are limited by the availability of sufficient real estate collateral, which is determined constantly throughout the facility period. The composition of the collateral borrowing base is limited to certain parameters in the facility agreement and is based upon the lesser of the direct costs of the real estate collateral (such as land, lots under development, developed lots or homes) or a percentage of the appraised value of the collateral, which varies depending upon the stage of construction. Repayment of advances is upon the earliest of the close of escrow of individual lots and homes within the collateral pool, the maturity date of individual lots and homes within the collateral pool or the facility maturity date. Also, each credit facility includes financial covenants, which may limit the amount that may be borrowed thereunder. Outstanding advances bear interest at various rates, which approximate the prime rate. As of March 31, 2003, $98.1 million was outstanding under these credit facilities, with a weighted-average interest rate of 4.330%, and the undrawn availability was $99.0 million as limited by the borrowing base formulas. Delaware Lyon has guaranteed on an unsecured basis California Lyon’s obligations under certain of the revolving credit facilities and has provided an unsecured environmental indemnity in favor of the lender under the $75.0 million bank line of credit. The Company is required to comply with a number of covenants under these revolving credit facilities.

Revolving Mortgage Warehouse Credit Facility

The Company, through its subsidiary and one of its unconsolidated joint ventures, has a $20.0 million revolving mortgage warehouse credit facility with a bank to fund its mortgage origination operations, $15.0 million of which is committed (lender obligated to lend if stated conditions are satisfied) and $5.0 million of which is not committed (lender advances are optional even if stated conditions are otherwise satisfied). Mortgage loans are generally held for a short period of time and are typically sold to investors within 7 to 15 days following funding. Borrowings are secured by the related mortgage loans held for sale. At March 31, 2003 the outstanding balance was $10.1 million. The facility, which has a current maturity date of May 31, 2003, also contains financial covenants requiring the borrowers to maintain a combined tangible net worth, as defined, of at least $1.5 million, a combined net worth, as defined, meeting or exceeding the greater of $1.5 million and 5% of combined total liabilities, as defined, and liquidity, as defined, meeting or exceeding $1.0 million. This facility is non-recourse and is not guaranteed by the Company.

Land Banking Arrangements

The Company enters into purchase agreements with various land sellers. In some instances, and as a method of acquiring land in staged takedowns, thereby minimizing the use of funds from the Company’s revolving credit facilities and other corporate financing sources and limiting the Company’s risk, the Company transfers the Company’s right in such purchase agreements to entities owned by third parties (“land banking arrangements”). These entities use equity contributions and/or incur debt to finance the acquisition and development of the lots. The entities grant the Company an option to acquire lots in staged takedowns. In consideration for this option, the Company makes a non-refundable deposit equal to 20% or less of the total purchase price. Additionally, the Company may be subject to other penalties if lots are not acquired. The Company is under no obligation to purchase the balance of the lots, but would forfeit remaining deposits and be subject to penalties if the lots were not purchased. The Company does not have legal title to these entities or their assets and has not guaranteed their liabilities. The deposits and penalties related to such land banking projects have been recorded in the accompanying consolidated balance sheet. The financial statements of these entities are not consolidated with the Company’s consolidated financial statements. A recently adopted accounting interpretation could require the consolidation of the assets, liabilities and operations of certain of the Company’s joint venture and land banking arrangements. See “Recently Issued Accounting Standards.” These land banking arrangements help the Company manage the financial and market risk associated with land holdings. The use of these land banking arrangements is dependent on, among other things, the availability of capital to the option provider, general housing market conditions and geographic preferences. Summary information with respect to the Company’s land banking arrangements is as follows as of March 31, 2003 (dollars in thousands):

Total number of land banking projects	7

Total number of lots	1,264

Total purchase price	$111,814

Balance of lots still under option and not purchased:
Number of lots	1,008

Purchase price	$95,550

Forfeited deposits and penalties if lots are not purchased	$22,189

Joint Venture Financing

As of March 31, 2003, the Company and certain of its subsidiaries were general partners or members in 18 active joint ventures involved in the development and sale of residential projects. These joint ventures are 50% or less owned by the Company and not controlled by the Company and, accordingly, the financial statements of such joint ventures are not consolidated with the Company’s financial statements. The Company’s investments in unconsolidated joint ventures are accounted for using the equity method. A recently adopted accounting interpretation could require the consolidation of the assets, liabilities and operations of certain of the Company’s joint venture and land banking arrangements. See “Recently Issued Accounting Standards.” Income allocations and cash distributions to the Company from the unconsolidated joint ventures are based on predetermined formulas between the Company and its joint venture partners as specified in the applicable partnership or operating agreements. The Company generally receives, after partners’ priority returns and returns of partners’ capital, approximately 50% of the profits and cash flows from joint ventures. See Note 2 of “Notes to Consolidated Financial Statements” for condensed combined financial information for these joint ventures. Based upon current estimates, substantially all future development and construction costs incurred by the joint ventures will be funded by the venture partners or from the proceeds of construction financing obtained by the joint ventures.

As of March 31, 2003, the Company’s investment in and advances to these joint ventures was $71.4 million and the venture partners’ investment in such joint ventures was $82.2 million. Eleven of the joint ventures are in the form of limited partnerships of which the Company or one of its subsidiaries are general partner. As of

March 31, 2003, these joint ventures had obtained financing from construction lenders which amounted to $95.5 million of outstanding indebtedness. While historically all liabilities of these partnerships have been satisfied out of the assets of such partnerships and while the Company believes that this will continue in the future, the Company or one of its subsidiaries, as general partner, is potentially responsible for all liabilities and indebtedness of these partnerships. In addition, Delaware Lyon has provided unsecured environmental indemnities to some of the lenders who provide loans to the partnerships. Delaware Lyon has also provided completion guarantees for some of the limited partnerships under their credit facilities.

During the year ended December 31, 2002, one of the Company’s existing unconsolidated joint ventures (“Existing Venture”) was restructured such that the Company is required to purchase the 538 lots owned by the Existing Venture on a specified takedown basis through October 15, 2003 at a purchase price equal to the future cost of such lots including a 20% preferred return on invested capital to the outside partner of the Existing Venture (estimated to be $178.6 million, including an estimated preferred return of $36.9 million). During the year ended December 31, 2002, the first 242 lots were purchased from the Existing Venture for $64.5 million, which includes a $12.5 million preferred return to the outside partner of the Existing Venture. The 242 lots were purchased by a newly formed joint venture (“New Venture”) between the Company and an outside partner. The Company is required to purchase the 242 lots owned by the New Venture on a specified takedown basis through May 15, 2004 at a purchase price equal to $74.2 million plus a 13 1/2% preferred return on invested capital to the outside partner of the New Venture. Because the Company is required to purchase the lots owned by both the Existing Venture and the New Venture, and the Company now controls both ventures, the financial statements of both ventures have been consolidated with the Company’s financial statements as of March 31, 2003, including real estate inventories of $91.4 million and minority interest in consolidated joint ventures of $75.6 million. During the year ended December 31, 2002, an additional 44 lots were purchased from the Existing Venture for $19.8 million, which includes a $4.0 million preferred return to the outside partner of the Existing Venture. The 44 lots were purchased through a land banking arrangement. During the quarter ended March 31, 2003, the Company purchased 37 lots from the New Venture for $12.8 million, all of which was paid to the outside partner as a return of capital. The intercompany sales and related profits have been eliminated in consolidation.

During the quarter ended March 31, 2003, California Lyon and two unaffiliated parties formed a series of limited liability companies (“Development LLCs”) for the purpose of acquiring three parcels of land totaling 236 acres in Irvine and Tustin, California (formerly part of the Tustin Marine Corps Air Station) and developing the land into 1,910 residential homesites. The development process is anticipated to be completed by mid 2004 at which time California Lyon will be required under certain specific conditions to purchase approximately one half in value of the lots. California Lyon has an indirect, minority interest in the Development LLCs, which are the borrowers under two secured lines of credit. Advances under the lines of credit are to be used to pay acquisition and development costs and expenses. The lines of credit are secured by deeds of trust on the real property and improvements thereon owned by the Development LLCs, as well as pledges of all net sale proceeds, related contracts and other ancillary property. The maximum commitment amounts under the lines of credit are limited by specified agreed debt-to-value ratios. The maximum commitment amount under the line of credit that closed in January 2003 (“First Line of Credit”) is $35.0 million. Subject to specified terms and conditions, California Lyon and the other direct and indirect members of the Development LLC that is the borrower under the First Line of Credit, including certain affiliates of such other members, each (i) have guaranteed to the bank the repayment of the Development LLC’s indebtedness under the First Line of Credit, completion of certain infrastructure improvements to the land, payment of necessary loan remargining obligations, and the Development LLC’s performance under its environmental indemnity and covenants, and (ii) have agreed to take all actions and pay all amounts to assure that the Development LLC is in compliance with financial covenants. The maximum commitment amount under the line of credit that closed in March 2003 (“Second Line of Credit”) is $105.0 million. Although the guarantee obligations of the other direct and indirect members of the Development LLC that is the borrower under the Second Line of Credit, and certain of their affiliates, are similar in nature to those under the First Line of Credit, California Lyon does not have any such guarantee obligations to the banks under the Second Line of Credit. However, California Lyon has posted letters of credit equal to approximately $24.6 million to secure its obligations as well as the Development LLCs’

obligations to the bank under both lines of credit. Further, California Lyon and the other direct and indirect members of the Development LLCs, including certain affiliates of such other members, have entered into reimbursement and indemnity agreements to allocate any liability arising from each line of credit, including the related guarantees and letters of credit. Delaware Lyon has entered into joinder agreements to be jointly and severally liable for California Lyon’s obligations under the reimbursement and indemnity agreements. While the reimbursement and indemnity agreements provide that liability is generally allocated in accordance with the members’ percentage interests in the Development LLCs’ distributions, Delaware Lyon and California Lyon may be liable for the full amount of the obligations guaranteed to the banks in certain specified circumstances, such as those involving the default, willful misconduct or gross negligence of California Lyon. As of March 31, 2003 the outstanding indebtedness under the First Line of Credit was $31.1 million and the outstanding indebtedness under the Second Line of Credit was $98.4 million.

Assessment District Bonds

In some jurisdictions in which the Company develops and constructs property, assessment district bonds are issued by municipalities to finance major infrastructure improvements and fees. Such financing has been an important part of financing master-planned communities due to the long-term nature of the financing, favorable interest rates when compared to the Company’s other sources of funds and the fact that the bonds are sold, administered and collected by the relevant government entity. As a landowner benefited by the improvements, the Company is responsible for the assessments on its land. When the Company’s homes or other properties are sold, the assessments are either prepaid or the buyers assume the responsibility for the related assessments. See Note 6 of “Notes to Consolidated Financial Statements.”

Cash Flows — Comparison of Three Months Ended March 31, 2003 to Three Months Ended

March 31, 2002

Net cash used in operating activities increased to $95.0 million in the 2003 period from $49.8 million in the 2002 period. The change was primarily as a result of increased expenditures in real estate inventories in the 2003 period.

Net cash provided by investing activities decreased to $8.3 million in the 2003 period from $15.6 million in the 2002 period. The change was primarily as a result of decreased net cash received from unconsolidated joint ventures in the 2003 period.

Net cash provided by financing activities decreased to $83.7 million in the 2003 period from $31.9 million in the 2002 period primarily as a result of the issuance of senior notes offset by the repayment of secured debt during the 2003 period.

Description of Projects

The Company’s homebuilding projects usually take two to five years to develop. The following table presents project information relating to each of the Company’s homebuilding divisions as of March 31, 2003 and only includes projects with lots owned at March 31, 2003 or homes closed for the three months ended March 31, 2003.

Project (County) Product	Year of First Delivery	Estimated Number of Homes at Completion(1)	Units Closed as of March 31, 2003	Backlog at March 31, 2003(2)(3)	Lots Owned as of March 31, 2003(4)	Homes Closed for the Three Months Ended March 31, 2003	Sales Price Range(5)

SOUTHERN CALIFORNIA

Wholly-owned:
Orange County
Terraza at Vista del Verde, Yorba Linda	2001	106	104	2	2	4	$565,000 — 615,000
Monticello, Irvine	2002	112	104	8	8	6	$330,000 — 390,000
Montellano at Talega, San Clemente	2002	61	38	8	23	10	$870,000 — 940,000
Mirador at Talega, San Clemente	2003	76	0	0	76	0	$805,000 — 885,000
Sterling Glen, Ladera Ranch	2002	102	92	10	10	1	$502,000 — 535,000
Davenport, Ladera Ranch	2003	163	0	31	163	0	$301,000 — 350,000
Weatherhaven, Ladera Ranch	2002	71	13	31	58	10	$470,000 — 540,000
Laurel at Quail Hill, Irvine	2003	83	0	34	46	0	$530,000 — 581,000
Linden at Quail Hill, Irvine	2003	100	0	46	57	0	$576,000 — 656,000
Riverside County
Providence Ranch, Corona	2002	97	92	0	5	0	$270,000 — 330,000
Providence Ranch North, Corona	2002	83	83	0	0	2	$246,000 — 300,000
Providence Ranch III, Corona	2003	67	0	47	67	0	$290,000 — 365,000
Ventura County
Cantada, Oxnard	2002	113	113	0	0	1	$343,000 — 363,000

Total wholly-owned		1,234	639	217	515	34

Unconsolidated joint ventures:
Orange County
Beachside, Huntington Beach	2001	86	86	0	0	5	$620,000 — 640,000
Riverside County
Heartland 1, North Corona	2003	163	0	0	163	0	$265,000 — 290,000
Heartland 2, North Corona	2003	167	0	0	167	0	$275,000 — 310,000
Heartland 3, North Corona	2003	121	0	0	121	0	$305,000 — 345,000
Ventura County
Quintana, Thousand Oaks	2001	90	77	13	13	20	$555,000 — 650,000
Coronado, Oxnard	2002	110	80	25	30	6	$435,000 — 460,000
Cantabria, Oxnard	2002	87	84	3	3	10	$350,000 — 370,000
Los Angeles County
Toscana, Moorpark	2002	70	46	24	24	20	$518,000 — 553,000
Westridge, Valencia	2003	87	0	0	87	0	$625,000 — 775,000
Creekside, Santa Clarita	2003	141	0	0	141	0	$270,000 — 315,000

Total unconsolidated joint ventures		1,122	373	65	749	61

SOUTHERN CALIFORNIA REGION TOTAL		2,356	1,012	282	1,264	95

Project (County) Product	Year of First Delivery	Estimated Number of Homes at Completion(1)	Units Closed as of March 31, 2003	Backlog at March 31, 2003(2)(3)	Lots Owned as of March 31, 2003(4)	Homes Closed for the Three Months Ended March 31, 2003	Sales Price Range(5)

NORTHERN CALIFORNIA

Wholly-owned:
San Joaquin County
Lyon Villas, Tracy	1999	135	129	0	6	0	$270,000 — 310,000
Lyon Estates, Tracy	1997	120	90	0	30	0	$291,000 — 327,000
Ironwood II, Lathrop	2003	88	0	32	88	0	$240,000 — 279,000
Lyon Estates at Stonebridge, Lathrop	2001	146	87	37	59	5	$281,000 — 321,000
Contra Costa County
Olde Ivy, Brentwood	2003	77	0	0	77	0	$285,000 — 328,000
Heartland, Brentwood	2003	75	0	0	75	0	$288,000 — 328,000
Gables, Brentwood	2003	100	0	0	100	0	$298,000 — 378,000
The Bluffs, Hercules	2003	80	0	21	80	0	$579,000 — 647,000
The Shores, Hercules	2003	110	0	32	110	0	$541,000 — 604,000
Sacramento County
Lyon Palazzo, Natomas	2001	100	100	0	0	9	$273,000 — 322,000
Santa Clara County
The Ranch at Silver Creek, San Jose	2003	538	0	0	497	0
Stanislaus County
Lyon Seasons, Modesto	2002	71	45	22	26	0	$296,000 — 339,000
Walker Ranch, Patterson	2003	119	0	0	119	0	$285,000 — 345,000

Total wholly-owned		1,759	451	144	1,267	14

Unconsolidated joint ventures:
Contra Costa County
Lyon Dorado, San Ramon	2001	54	54	0	0	1	$788,000 — 1,003,000
Overlook, Hercules	2003	133	0	0	133	0	$465,000 — 525,000
Solano County
Cascade/Paradise Valley, Fairfield	2003	9	0	2	9	0	$586,000 — 626,000
Brook, Fairfield	2001	121	121	0	0	7	$312,000 — 359,000
El Dorado County
Lyon Casina, El Dorado Hills	2001	123	54	34	69	14	$350,000 — 395,000
Lyon Prima, El Dorado Hills	2001	137	39	20	98	0	$366,000 — 436,000
Placer County
Pinehurst at Morgan Creek	2003	117	0	3	117	0	$486,000 — 578,000
Cypress at Morgan Creek	2003	73	0	0	73	0	$451,000 — 511,000

Total unconsolidated joint ventures		767	268	59	499	22

NORTHERN CALIFORNIA REGION TOTAL		2,526	719	203	1,766	36

SAN DIEGO

Wholly-owned:
Riverside County
Horsethief Canyon Ranch Series “400”, Corona	1995	554	554	0	0	1	$280,000 — 307,000
Sycamore Ranch, Fallbrook	1997	195	166	18	28	8	$509,000 — 690,000
Three Sisters, Corona	2003	274	0	0	96	0	$353,000 — 448,000
Willow Glen, Temecula	2003	74	0	5	74	0	$306,000 — 329,000
Tessera, Beaumont	2003	168	0	21	77	0	$190,000 — 212,000
Sedona, Murietta	2003	138	0	0	36	0	$346,000 — 413,000
San Diego County
The Groves, Escondido	2001	92	76	13	16	9	$367,000 — 382,000
The Orchards, Escondido	2002	79	29	16	50	7	$400,000 — 420,000

Project (County) Product	Year of First Delivery	Estimated Number of Homes at Completion(1)	Units Closed as of March 31, 2003	Backlog at March 31, 2003(2)(3)	Lots Owned as of March 31, 2003(4)	Homes Closed for the Three Months Ended March 31, 2003	Sales Price Range(5)
Vineyards, Escondido	2002	73	0	4	73	0	$446,000 — 499,000
Meadows, Escondido	2003	44	0	0	44	0	$378,000 — 428,000
Sonora Ridge, Chula Vista	2003	168	0	25	44	0	$323,000 — 356,000

Total wholly-owned		1,859	825	102	538	25

Unconsolidated joint ventures:
Riverside County
Montecito Ranch, Corona	2003	83	0	0	42	0	$413,000 — 432,000
San Diego County
Providence, San Diego	2001	123	103	14	20	29	$587,000 — 627,000
Tanglewood, San Diego	2002	161	48	53	113	19	$369,000 — 400,000
Summerwood, San Diego	2002	95	27	37	68	0	$403,000 — 442,000

Total unconsolidated joint ventures		462	178	104	243	48

SAN DIEGO REGION TOTAL		2,321	1,003	206	781	73

ARIZONA

Wholly-owned:
Maricopa County
Sage Creek — Arcadia, Avondale	2000	167	167	0	0	1	$137,000 — 160,000
Mesquite Grove — Parada, Chandler	2001	112	52	49	60	14	$187,000 — 231,000
Mesquite Grove — Estates, Chandler	2001	93	37	29	56	5	$291,000 — 327,000
Power Ranch, Gilbert	2001	103	61	21	42	10	$177,000 — 235,000
Tramonto, Phoenix	2001	76	40	27	36	8	$191,000 — 254,000
Country Place, Tolleson	2001	115	39	49	64	10	$118,000 — 140,000
Gateway Crossing I, Gilbert	2003	236	0	12	44	0	$126,000 — 163,000
Gateway Crossing II, Gilbert	2003	165	0	0	23	0	$143,000 — 182,000
Mountaingate, Surprise	2004	682	0	0	682	0	$143,000 — 289,000

ARIZONA REGION TOTAL		1,749	396	187	1,007	48

NEVADA

Wholly-owned:
Clark County
Topaz Ridge at Summerlin, Las Vegas	2002	89	44	25	45	5	$562,000 — 620,000
Annendale, North Las Vegas	2001	194	103	24	91	17	$171,000 — 195,000
Santalina at Summerlin, Las Vegas	2002	74	15	51	59	14	$263,000 — 289,000
Encanto at Summerlin, Las Vegas	2003	79	9	33	70	9	$338,000 — 361,000
Calimesa, North Las Vegas	2003	90	18	45	72	18	$162,000 — 178,000
Iron Mountain, Las Vegas	2003	70	0	13	70	0	$328,000 — 385,000
Vista Verde, Las Vegas	2003	122	0	0	122	0	$229,000 — 272,000
Miraleste, Las Vegas	2003	122	0	0	122	0	$309,000 — 341,000
The Classics, North Las Vegas	2003	234	0	0	234	0	$162,000 — 184,000
The Springs, North Las Vegas	2003	209	0	0	209	0	$145,000 — 171,000
The Estates, North Las Vegas	2003	150	0	0	150	0	$175,000 — 198,000
The Cottages, North Las Vegas	2003	364	0	0	364	0	$129,000 — 152,000
Granada at Summerlin, Las Vegas	2004	144	0	0	144	0	$241,000 — 287,000

NEVADA REGION TOTAL		1,941	189	191	1,752	63

GRAND TOTALS:
Wholly-owned		8,542	2,500	841	5,079	184
Unconsolidated joint ventures		2,351	819	228	1,491	131

		10,893	3,319	1,069	6,570	315

(1)	The estimated number of homes to be built at completion is subject to change, and there can be no assurance that the Company will build these homes.
(2)	Backlog consists of homes sold under sales contracts that have not yet closed, and there can be no assurance that closings of sold homes will occur.
(3)	Of the total homes subject to pending sales contracts as of March 31, 2003, 938 represent homes completed or under construction and 131 represent homes not yet under construction.
(4)	Lots owned as of March 31, 2003 include lots in backlog at March 31, 2003.
(5)	Sales price range reflects base price only and excludes any lot premium, buyer incentive and buyer selected options, which vary from project to project.

Net Operating Loss Carryforwards

At December 31, 2002 and 2001, the Company had net operating loss carryforwards for Federal tax purposes of approximately $5.2 million and $8.5 million, respectively, which expire in 2009. In addition, unused recognized built-in losses in the amount of $23.9 million are available to offset future income and expire between 2009 and 2011. The utilization of these losses is limited to $3.2 million of taxable income per year; however, any unused losses in any year may be carried forward for utilization in future years through 2011. The elimination during 2002 of the remaining valuation allowances for deferred tax assets reduced the Company’s estimated overall effective tax rate for the quarter ended March 31, 2002 from 38.3% to 17.9%. The Company’s ability to utilize the foregoing tax benefits will depend upon the amount of its future taxable income and may be limited under certain circumstances.

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

Inflation

The Company’s revenues and profitability may be affected by increased inflation rates and other general economic conditions. In periods of high inflation, demand for the Company’s homes may be reduced by increases in mortgage interest rates. Further, the Company’s profits will be affected by its ability to recover through higher sales prices increases in the costs of land, construction, labor and administrative expenses. The Company’s ability to raise prices at such times will depend upon demand and other competitive factors. In addition, higher interest rates will increase the Company’s borrowing costs and interest expense.

Related Party Transactions

See Note 4 of the Notes to Consolidated Financial Statements for a description of the Company’s transactions with related parties.

Critical Accounting Polices

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and costs and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those which impact its most critical accounting policies. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, the Company’s most critical accounting policies are real estate inventories and cost of sales; impairment of real estate inventories; and sales and profit recognition. Since December 31, 2002, there have been no changes in the Company’s most critical accounting policies and no material changes in the assumptions and estimates used by management.

Recently Issued Accounting Standards

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, Rescission of SFAS Nos. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections (“Statement No. 145”). Statement No. 145 prevents gains or losses on extinguishment of debt not meeting the criteria of APB 30 from being treated as extraordinary. Statement No. 145 is effective for fiscal years beginning after March 15, 2002. Upon adoption of Statement No. 145, the Company’s previously reported extraordinary items related to gain from retirement of debt have been reclassified and not reported as extraordinary items.

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“Interpretation No. 45”). The disclosure requirements of Interpretation No. 45 are effective as of December 31, 2002. The initial recognition and measurement requirements of Interpretation No. 45 are effective on a prospective basis to guarantees issued or modified after December 31, 2002. In the case of a guarantee issued as part of a transaction with multiple elements with an unrelated party, Interpretation No. 45 generally requires the recording at inception of the guarantee of a liability equal to the guarantee’s estimated fair value. In the absence of observable transactions for identical or similar guarantees, estimated fair value will likely be based on the expected present value which is the sum of the estimated probability-weighted range of contingent payments under the guarantee arrangement. The recording of a liability could have a corresponding effect on various of the Company’s financial ratios and other financial and operational indicators. The application of Interpretation No. 45 during the quarter ended March 31, 2003 did not result in the recording of a liability with respect to any guarantees issued or modified by the Company after December 31, 2002. See Notes 2, 3 and 6 of “Notes to Consolidated Financial Statements” for additional information related to the Company’s guarantees.

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

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities (“Interpretation No. 46”), which applies immediately to arrangements created after January 31, 2003. Interpretation No. 46 applies to arrangements created before February 1, 2003 beginning on July 1, 2003. The Company is currently evaluating whether the application of Interpretation No. 46 would require the consolidation of any of its joint venture or land banking arrangements existing at December 31, 2002. The consolidation of the assets, liabilities and operations of any joint venture or land banking arrangements would have a corresponding effect on various of the Company’s financial ratios and other financial and operational indicators. Interpretation No. 46 may be applied by restating previously issued financial statements with a cumulative-effect adjustment as of the beginning of the first year restated. See Notes 2 and 6 of “Notes to Consolidated Financial Statements” for additional information regarding joint venture and land banking arrangements.

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

Actual events and results may differ materially from those expressed or forecasted in the forward-looking statements due to a number of factors. The principal factors that could cause the Company’s actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, changes in general economic conditions either nationally or in regions in which the Company operates (including, but not limited to changes directly or indirectly related to the tragic events of September 11, 2001 and thereafter), terrorism or other hostilities involving the United States, whether an ownership change occurs which could, under certain circumstances, result in the further limitation of the Company’s ability to utilize the tax benefits associated with its net operating loss carryforward, changes in home mortgage interest rates, changes in generally accepted accounting principles or interpretations of those principles, changes in prices of homebuilding materials, labor shortages, adverse weather conditions, the occurrence of events such as landslides, soil subsidence and earthquakes that are uninsurable, not economically insurable or not subject to effective indemnification agreements, changes in governmental laws and regulations, whether the Company is able to refinance the outstanding balances of its debt obligation at their maturity, the timing of receipt of regulatory approvals and the opening of projects and the availability and cost of land for future growth. While it is impossible to identify all such factors, additional factors which could cause actual results to differ materially from those estimated by the Company include, but are not limited to, those factors or conditions described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the Company’s other filings with the Securities and Exchange Commission. The Company’s past performance or past or present economic conditions in the Company’s housing markets are not indicative of future performance or conditions. Investors are urged not to place undue reliance on forward-looking statements. In addition, the Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to projections over time unless required by federal securities law.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company’s Annual Report on Form 10-K for the year ended December 31, 2002 includes detailed disclosure about quantitative and qualitative disclosures about market risk. Quantitative and qualitative disclosures about market risk have not materially changed since December 31, 2002.

Item 4.    Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, which was completed within 90 days of the filing date of this Form 10-Q, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. There can be no assurance, however, that the Company’s system of disclosure controls and procedures will always achieve its stated goals under all circumstances.

WILLIAM LYON HOMES

PART II.    OTHER INFORMATION

Items 1, 2, 3, 4 and 5.

Not applicable.

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit No.	Description
4.1

Indenture dated as of March 17, 2003 governing the 10 3/4% Senior Notes due 2013 among William Lyon Homes, Inc. as Issuer, William Lyon Homes, California Equity Funding, Inc., Carmel Mountain Ranch, Duxford Financial, Inc., HSP, Inc., Mountain Gate Ventures, Inc., OX I Oxnard, L.P., PH-LP Ventures, PH-Rielly Ventures, PH Ventures—San Jose, Presley CMR, Inc., Presley Homes, St. Helena Westminster Estates, LLC, Sycamore CC, Inc. and William Lyon Southwest, Inc. as Guarantors and U.S. Bank National Association, as Trustee.

4.2	Form of 10 3/4% Senior Note (included in Exhibit 4.1)

4.3	Form of Notation of Guarantee (included in Exhibit 4.1)

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K – None

WILLIAM LYON HOMES

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAM LYON HOMES Registrant

Date: May 12, 2003	By:	/s/ MICHAEL D. GRUBBS
MICHAEL D. GRUBBS Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: May 12, 2003	By:	/s/ W. DOUGLASS HARRIS
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

Date: May 12, 2003

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

Date: May 12, 2003

By:	/s/ MICHAEL D. GRUBBS
Michael D. Grubbs Senior Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description
4.1

Indenture dated as of March 17, 2003 governing the 10 3/4% Senior Notes due 2013 among William Lyon Homes, Inc. as Issuer, William Lyon Homes, California Equity Funding, Inc., Carmel Mountain Ranch, Duxford Financial, Inc., HSP, Inc., Mountain Gate Ventures, Inc., OX I Oxnard, L.P., PH-LP Ventures, PH-Rielly Ventures, PH Ventures—San Jose, Presley CMR, Inc., Presley Homes, St. Helena Westminster Estates, LLC, Sycamore CC, Inc. and William Lyon Southwest, Inc. as Guarantors and U.S. Bank National Association, as Trustee.

4.2	Form of 10 3/4% Senior Note (included in Exhibit 4.1)

4.3	Form of Notation of Guarantee (included in Exhibit 4.1)

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002