Form 10-Q
period 2003-06-30
WILLIAM LYON HOMES
filed 2003-08-14
CIK 1095996

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

YES  ☒                    NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES  ☒                    NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at August 11, 2003
Common stock, par value $.01	9,887,341

WILLIAM LYON HOMES

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements.

WILLIAM LYON HOMES

CONSOLIDATED BALANCE SHEETS

(in thousands except number of shares and par value per share)

ASSETS
	June 30, 2003	December 31, 2002
	(unaudited)
Cash and cash equivalents	$11,078	$16,694
Receivables	16,184	28,734
Real estate inventories — Notes 2 and 3	688,274	491,952
Investments in and advances to unconsolidated joint ventures — Note 3	55,936	65,404

Property and equipment, less accumulated depreciation of $6,068 and $5,435 at June 30, 2003 and December 31, 2002, respectively	1,733	2,131
Deferred loan costs	9,174	1,341
Goodwill — Note 1	5,896	5,896
Other assets	7,341	5,429

	$795,616	$617,581

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$50,895	$34,881
Accrued expenses	61,259	54,312
Notes payable	138,913	195,786
10 3/4% Senior Notes due April 1, 2013 — Note 4	246,295	—
12 1/2% Senior Notes due July 1, 2003 — Note 4	—	70,279

	497,362	355,258

Minority interest in consolidated joint ventures — Notes 2 and 3	96,512	80,647

Stockholders’ equity — Note 6

Common stock, par value $.01 per share; 30,000,000 shares authorized; 9,887,341 and 9,728,747 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	99	97
Additional paid-in capital	109,982	108,592
Retained earnings	91,661	72,987

	201,742	181,676

	$795,616	$617,581

See accompanying notes.

WILLIAM LYON HOMES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands except per common share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Operating revenue
Home sales	$139,681	$126,886	$210,104	$217,035
Lots, land and other sales	17,000	531	17,000	531
Management fees	2,053	2,038	4,091	3,554

	158,734	129,455	231,195	221,120

Operating costs
Cost of sales — homes	(115,444)	(110,027)	(173,817)	(187,121)
Cost of sales — lots, land and other	(10,779)	(678)	(10,802)	(869)
Sales and marketing	(6,222)	(5,207)	(10,298)	(9,905)
General and administrative	(11,327)	(7,643)	(21,166)	(15,596)

	(143,772)	(123,555)	(216,083)	(213,491)

Equity in income of unconsolidated joint ventures — Note 3	7,605	3,603	15,076	5,508

Operating income	22,567	9,503	30,188	13,137
Other income, net	757	355	1,397	511
Minority equity in income of consolidated joint ventures —Note 2	12	—	12	—

Income before provision for income taxes	23,336	9,858	31,597	13,648
Provision for income taxes — Note 1	(9,544)	(2,826)	(12,923)	(3,503)

Net income	$13,792	$7,032	$18,674	$10,145

Earnings per common share — Note 1
Basic	$1.40	$0.68	$1.91	$0.97

Diluted	$1.38	$0.66	$1.87	$0.95

See accompanying notes.

WILLIAM LYON HOMES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2003

(in thousands)

(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total
	Shares	Amount
Balance — December 31, 2002	9,729	$97	$108,592	$72,987	$181,676

Issuance of common stock upon exercise of stock options — Note 6	158	2	1,390	—	1,392
Net income	—	—	—	18,674	18,674

Balance — June 30, 2003	9,887	$99	$109,982	$91,661	$201,742

See accompanying notes.

WILLIAM LYON HOMES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2003	2002
Operating activities
Net income	$18,674	$10,145
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	633	618
Equity in income of unconsolidated joint ventures	(15,076)	(5,508)
Minority equity in income of consolidated joint ventures	(12)	—
Provision for income taxes	12,923	3,503
Net changes in operating assets and liabilities:
Receivables	(296)	5,781
Real estate inventories	(196,260)	(88,660)
Deferred loan costs	(7,833)	339
Other assets	(1,912)	(1,795)
Accounts payable	16,014	8,830
Accrued expenses	(5,976)	(13,120)

Net cash used in operating activities	(179,121)	(79,867)

Investing activities
Investments in and advances to unconsolidated joint ventures	(6,397)	(7,145)
Distributions of income from unconsolidated joint ventures	16,834	12,128
Distributions of capital from unconsolidated joint ventures	14,107	6,659
Mortgage notes receivable originations/issuances	(133,246)	(117,902)
Mortgage notes receivable sales/repayments	146,092	124,920
Purchases of property and equipment	(235)	(881)

Net cash provided by investing activities	37,155	17,779

Financing activities
Proceeds from borrowing on notes payable	398,447	396,170
Principal payments on notes payable	(455,320)	(334,819)
Repayment of 12 1/2% Senior Notes	(70,279)	—
Issuance of 10 3/4% Senior Notes	246,233	—
Common stock issued for exercised options	1,392	1,059
Common stock purchased	—	(6,069)
Minority interest contributions (distributions), net	15,877	—

Net cash provided by financing activities	136,350	56,341

Net decrease in cash and cash equivalents	(5,616)	(5,747)
Cash and cash equivalents — beginning of period	16,694	19,751

Cash and cash equivalents — end of period	$11,078	$14,004

Supplemental disclosures of cash flow information
Cash paid during the period for interest, net of amounts capitalized	$(5,147)	$(1,620)

Issuance of notes payable for land acquisitions	$—	$26,253

See accompanying notes.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 — Basis of Presentation and Significant Accounting Policies

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

The interim consolidated financial statements have been prepared in accordance with the Company’s customary accounting practices. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a presentation in accordance with accounting principles generally accepted in the United States have been included. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities as of June 30, 2003 and December 31, 2002 and revenues and expenses for the periods presented. Accordingly, actual results could differ materially from those estimates in the near-term.

The consolidated financial statements include the accounts of the Company and all majority-owned and controlled subsidiaries and joint ventures, and certain joint ventures created after January 31, 2003 which have been determined to be variable interest entities in which the Company is considered the primary beneficiary (see Note 2). Investments in joint ventures in which the Company has a 50% or less voting or economic interest (and thus are not controlled by the Company) and which were created prior to February 1, 2003 and investments in joint ventures which have not been determined to be variable interest entities in which the Company is considered the primary beneficiary are accounted for using the equity method. The accounting policies of the joint ventures are substantially the same as those of the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

The amount paid for business acquisitions over the net fair value of assets acquired and liabilities assumed is reflected as goodwill and, until January 1, 2002 was being amortized on a straight-line basis over seven years. Accumulated amortization was $2,793,000 as of December 31, 2001. In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement No. 142”), effective for fiscal years beginning after December 15, 2001. Under the new rule, goodwill is no longer amortized but is subject to impairment tests in accordance with Statement No. 142. As of June 30, 2003, the Company believes there have been no indicators of impairment related to the Company’s goodwill.

A provision for warranty costs relating to the Company’s limited warranty plans is included in cost of sales at the time the home sale is recorded. The Company generally reserves one percent of the sales price of its homes against the possibility of future charges relating to its one-year limited warranty and similar potential claims. Factors that affect the Company’s warranty liability include the number of homes under warranty, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary. Changes in the Company’s warranty liability during the six months ended June 30 are as follows (in thousands):

	June 30,
	2003	2002
Warranty liability, beginning of period	$4,287	$2,598
Warranty provision during period	1,704	1,855
Warranty settlements during period	(2,733)	(1,932)

Warranty liability, end of period	$3,258	$2,521

As of December 31, 2002 and 2001, the Company had net operating loss carryforwards for Federal tax purposes of approximately $5,231,000 and $8,466,000 respectively, which expire in 2009. In addition, unused recognized built-in losses in the amount of $23,891,000 are available to offset future income and expire between 2009 and 2011. The utilization of these losses is limited to $3,235,000 of taxable income per year; however, any unused losses in any year may be carried forward for utilization in future years through 2011. The elimination during 2002 of the remaining valuation allowances for deferred tax assets reduced the Company’s estimated overall effective tax rate for the year ended December 31, 2002 from 39.3% to 27.0%. The Company’s ability to utilize the foregoing tax benefits will depend upon the amount of its future taxable income and may be limited under certain circumstances.

Earnings per share amounts for all periods presented conform to Financial Accounting Standards Board Statement of Financial Accounting Standards No. 128, Earnings Per Share. Basic and diluted earnings per common share for the three months ended June 30, 2003 are based on 9,823,507 and 10,026,746 weighted average shares of common stock outstanding, respectively. Basic and diluted earnings per common share for the six months ended June 30, 2003 are based on 9,781,937 and 9,974,030 weighted average shares of common stock outstanding, respectively. Basic and diluted earnings per common share for the three months ended June 30, 2002 are based on 10,306,910 and 10,606,034 weighted average shares of common stock outstanding, respectively. Basic and diluted earnings per common share for the six months ended June 30, 2002 are based on 10,413,910 and 10,694,826 weighted average shares of common stock outstanding, respectively.

At June 30, 2003, the Company had stock plans, which are described more fully in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) and related interpretations. No stock-based employee compensation cost is reflected in net

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per common share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“Statement No. 123”) to stock-based employee plans (in thousands, except per common share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income, as reported	$13,792	$7,032	$18,674	$10,145
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(162)	(235)	(397)	(469)

Net income, as adjusted	$13,630	$6,797	$18,277	$9,676

Earnings per common share:
Basic — as reported	$1.40	$0.68	$1.91	$0.97

Basic — as adjusted	$1.39	$0.66	$1.87	$0.93

Diluted — as reported	$1.38	$0.66	$1.87	$0.95

Diluted — as adjusted	$1.36	$0.64	$1.83	$0.90

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“Interpretation No. 45”). The disclosure requirements of Interpretation No. 45 are effective as of December 31, 2002. The initial recognition and measurement requirements of Interpretation No. 45 are effective on a prospective basis to guarantees issued or modified after December 31, 2002. In the case of a guarantee issued as part of a transaction with multiple elements with an unrelated party, Interpretation No. 45 generally requires the recording at inception of the guarantee of a liability equal to the guarantee’s estimated fair value. In the absence of observable transactions for identical or similar guarantees, estimated fair value will likely be based on the expected present value which is the sum of the estimated probability-weighted range of contingent payments under the guarantee arrangement. The recording of a liability would have a corresponding effect on various of the Company’s financial ratios and other financial and operational indicators. The application of Interpretation No. 45 beginning on January 1, 2003 did not have a material impact on the Company’s financial statements with respect to any guarantees issued or modified by the Company after December 31, 2002. See Notes 3, 4 and 7 for additional information related to the Company’s guarantees.

Note 2 — Consolidation of Variable Interest Entities

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities (“Interpretation No. 46”) which addresses the consolidation of variable interest entities (“VIEs”). Under Interpretation No. 46, arrangements that are not controlled through voting or similar rights are accounted for as VIEs. An enterprise is required to consolidate a VIE if it is the primary beneficiary of the VIE. Interpretation No. 46 applies immediately to arrangements created after January 31, 2003 and, with respect to arrangements created before February 1, 2003, the interpretation will apply to the Company beginning on July 1, 2003. Arrangements entered into subsequent to January 31, 2003 have been evaluated under Interpretation No. 46 and, if applicable, accounted for in accordance with Interpretation No. 46.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Under Interpretation No. 46, a VIE is created when (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (ii) equity holders either (a) lack direct or indirect ability to make decisions about the entity through voting or similar rights, (b) are not obligated to absorb expected losses of the entity or (c) do not have the right to receive expected residual returns of the entity if they occur. If an entity is deemed to be a VIE, pursuant to Interpretation No. 46, an enterprise that absorbs a majority of the expected losses or residual returns of the VIE is considered the primary beneficiary and must consolidate the VIE.

Based on the provisions of Interpretation No. 46, the Company has concluded that under certain circumstances when the Company (i) enters into option agreements for the purchase of land or lots from an entity and pays a non-refundable deposit, (ii) enters into land banking arrangements (see Note 7) or (iii) enters into arrangements with a financial partner for the formation of joint ventures which engage in homebuilding and land development activities, a VIE may be created under condition (ii) (b) or (c) of the previous paragraph. The Company may be deemed to have provided subordinated financial support, which refers to variable interests that will absorb some or all of an entity’s expected losses if they occur. For each VIE created, the Company will compute expected losses and residual returns based on the probability of future cash flows as outlined in Interpretation No. 46. If the Company is determined to be the primary beneficiary of the VIE, the assets, liabilities and operations of the VIE will be consolidated with the Company’s financial statements.

Based on the Company’s analysis of arrangements created after January 31, 2003, no VIEs have been created for the period from February 1, 2003 through June 30, 2003 with respect to option agreements or land banking arrangements as identified under clauses (i) and (ii) of the previous paragraph. At June 30, 2003, three joint ventures created after January 31, 2003 have been determined to be VIEs under Interpretation No. 46 in which the Company is considered the primary beneficiary. Accordingly, the assets, liabilities and operations of these three joint ventures have been consolidated with the Company’s financial statements as of June 30, 2003 and for the three months ended June 30, 2003. Supplemental consolidating financial information of the Company, specifically including information for the three joint ventures which have been determined to be VIEs under Interpretation No. 46 and for two joint ventures which were previously consolidated (see Note 3), is presented below to allow investors to determine the nature of assets held and the operations of the consolidated entities. Investments in consolidated joint ventures are presented using the equity method of accounting. Consolidated real estate inventories include land deposits under option agreements or land banking arrangements (see Note 7) of $33,271,000 and $37,443,000 at June 30, 2003 and December 31, 2002, respectively.

The three joint ventures which have been determined to be VIEs are each engaged in homebuilding and land development activities which will result in an estimated total of 265 homes at completion. The homes are expected to be constructed and sold in phases over a two-to-three year period with approximate base sales prices ranging from $390,000 to $473,000. No homes have closed as of June 30, 2003. These joint ventures have not obtained construction financing from outside lenders, but are financing their activities through equity contributions from each of the joint venture partners. Creditors of these VIE’s have no recourse against the general credit of the Company. Income allocations and cash distributions to the Company are based on predetermined formulas between the Company and the joint ventures as specified in the applicable partnership or operating agreements. The Company generally receives, after partners’ priority returns and return of partners’ capital, approximately 50% of the profits and cash flows from the joint ventures.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET BY FORM OF OWNERSHIP

(in thousands)

	June 30, 2003
		Consolidated Joint Ventures
	Wholly- Owned	Under Interpretation No. 46	Previously Consolidated	Elimination Entries	Consolidated Total

ASSETS

Cash and cash equivalents	$9,317	$188	$1,573	$—	$11,078
Receivables	16,143	41	—	—	16,184
Real estate inventories	569,303	38,861	80,110	—	688,274
Investments in and advances to unconsolidated joint ventures	55,936	—	—	—	55,936
Investments in consolidated joint ventures	28,474	—	—	(28,474)	—
Other assets	24,144	—	—	—	24,144
Intercompany receivables	532	—	8,469	(9,001)	—

	$703,849	$39,090	$90,152	$(37,475)	$795,616

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued expenses	$108,430	$248	$3,476	$—	$112,154
Notes payable	138,913	—	—	—	138,913
10 3/4% Senior Notes due April 1, 2013	246,295	—	—	—	246,295
Intercompany payables	8,469	532	—	(9,001)	—

Total liabilities	502,107	780	3,476	(9,001)	497,362

Minority interest in consolidated joint ventures	—	—	—	96,512	96,512
Owners’ capital
William Lyon Homes	—	8,772	19,702	(28,474)	—
Others	—	29,538	66,974	(96,512)	—
Stockholders’ equity	201,742	—	—	—	201,742

	$703,849	$39,090	$90,152	$(37,475)	$795,616

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET BY FORM OF OWNERSHIP

(in thousands)

	December 31, 2002
		Consolidated Joint Ventures
	Wholly- Owned	Under Interpretation No. 46	Previously Consolidated	Elimination Entries	Consolidated Total

ASSETS

Cash and cash equivalents	$14,404	$—	$2,290	$—	$16,694
Receivables	28,734	—	—	—	28,734
Real estate inventories	390,103	—	101,849	—	491,952
Investments in and advances to unconsolidated joint ventures	65,404	—	—	—	65,404
Investments in consolidated joint ventures	19,937	—	—	(19,937)	—
Other assets	14,797	—	—	—	14,797
Intercompany receivables	—	—	951	(951)	—

	$533,379	$—	$105,090	$(20,888)	$617,581

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued expenses	$84,687	$—	$4,506	$—	$89,193
Notes payable	195,786	—	—	—	195,786
12 1/2% Senior Notes due July 1, 2003	70,279	—	—	—	70,279
Intercompany payables	951	—	—	(951)	—

Total liabilities	351,703	—	4,506	(951)	355,258

Minority interest in consolidated joint ventures	—	—	—	80,647	80,647
Owners’ capital
William Lyon Homes	—	—	19,937	(19,937)	—
Others	—	—	80,647	(80,647)	—
Stockholders’ equity	181,676	—	—	—	181,676

	$533,379	$—	$105,090	$(20,888)	$617,581

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

CONDENSED CONSOLIDATING STATEMENT OF INCOME BY FORM OF OWNERSHIP

(in thousands)

	Three Months Ended June 30, 2003
		Consolidated Joint Ventures
	Wholly- Owned	Under Interpretation No. 46	Previously Consolidated	Elimination Entries	Consolidated Total
Operating revenue
Sales	$156,681	$—	$10,450	$(10,450)	$156,681
Management fees	2,053	—	—	—	2,053

	158,734	—	10,450	(10,450)	158,734

Operating costs
Cost of sales	(126,223)	—	(10,450)	10,450	(126,223)
Sales and marketing	(6,028)	(111)	(83)	—	(6,222)
General and administrative	(11,327)	—	—	—	(11,327)

	(143,578)	(111)	(10,533)	10,450	(143,772)

Equity in income of unconsolidated joint ventures	7,605	—	—	—	7,605

Equity in income of consolidated joint ventures	(170)	—	—	170	—

Operating income (loss)	22,591	(111)	(83)	170	22,567
Other income, net	745	6	6	—	757
Minority equity in income of consolidated joint ventures	—	12	—	—	12

Income (loss) before provision for income taxes	23,336	(93)	(77)	170	23,336
Provision for income taxes	(9,544)	—	—	—	(9,544)

Net income (loss)	$13,792	$(93)	$(77)	$170	$13,792

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

CONDENSED CONSOLIDATING STATEMENT OF INCOME BY FORM OF OWNERSHIP

(in thousands)

	Six Months Ended June 30, 2003
		Consolidated Joint Ventures
	Wholly- Owned	Under Interpretation No. 46	Previously Consolidated	Elimination Entries	Consolidated Total
Operating revenue
Sales	$227,104	$—	$23,242	$(23,242)	$227,104
Management fees	4,091	—	—	—	4,091

	231,195	—	23,242	(23,242)	231,195

Operating costs
Cost of sales	(184,619)	—	(23,242)	23,242	(184,619)
Sales and marketing	(9,939)	(111)	(248)	—	(10,298)
General and administrative	(21,166)	—	—	—	(21,166)

	(215,724)	(111)	(23,490)	23,242	(216,083)

Equity in income of unconsolidated joint ventures	15,076	—	—	—	15,076

Equity in income of consolidated joint ventures	(328)	—	—	328	—

Operating income (loss)	30,219	(111)	(248)	328	30,188
Other income, net	1,378	6	13	—	1,397
Minority equity in income of consolidated joint ventures	—	12	—	—	12

Income (loss) before provision for income taxes	31,597	(93)	(235)	328	31,597
Provision for income taxes	(12,923)	—	—	—	(12,923)

Net income (loss)	$18,674	$(93)	$(235)	$328	$18,674

The Company has not yet determined the anticipated impact of adopting Interpretation No. 46 for arrangements existing as of January 31, 2003. However, such adoption will likely require the consolidation in the Company’s third quarter financial statements of the assets, liabilities and operations of certain existing joint ventures, as well as option agreements or land banking arrangements. Because the Company already recognizes its proportionate share of joint venture earnings and losses under the equity method of accounting, the adoption of Interpretation No. 46 will not affect the Company’s consolidated net income.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

Note 3 — Investments in and Advances to Unconsolidated Joint Ventures

The Company and certain of its subsidiaries are general partners or members in joint ventures involved in the development and sale of residential projects. The consolidated financial statements of the Company include the accounts of the Company and all majority-owned and controlled subsidiaries and joint ventures, and certain joint ventures created after January 31, 2003 which have been determined to be variable interest entities in which the Company is considered the primary beneficiary (see Note 2). The financial statements of joint ventures in which the Company has a 50% or less voting or economic interest (and thus are not controlled by the Company) and which were created prior to February 1, 2003 and the financial statements of joint ventures which have not been determined to be variable interest entities in which the Company is considered the primary beneficiary are not consolidated with the Company’s financial statements. The Company’s investments in unconsolidated joint ventures are accounted for using the equity method. Condensed combined financial information of these unconsolidated joint ventures as of June 30, 2003 and December 31, 2002 is summarized as follows:

CONDENSED COMBINED BALANCE SHEETS

(in thousands)

	June 30, 2003	December 31, 2002
	(unaudited)
ASSETS
Cash and cash equivalents	$15,208	$18,023
Receivables	5,257	13,017
Real estate inventories	238,158	234,896
Investment in unconsolidated joint venture	21,939	—

	$280,562	$265,936

LIABILITIES AND OWNERS’ CAPITAL
Accounts payable	$17,879	$14,640
Accrued expenses	2,970	4,535
Notes payable	132,437	90,086
Advances from William Lyon Homes	3,291	7,498

	156,577	116,759

Owners’ capital
William Lyon Homes	52,645	57,906
Others	71,340	91,271

	123,985	149,177

	$280,562	$265,936

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

CONDENSED COMBINED STATEMENTS OF INCOME

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Operating revenue
Home sales	$69,978	$67,353	$139,339	$117,311
Land sale	8,440	—	8,440	17,079

	78,418	67,353	147,779	134,390
Operating costs
Cost of sales — homes	(53,884)	(57,005)	(107,677)	(99,981)
Cost of sales — land	(8,132)	—	(8,132)	(13,542)
Sales and marketing	(2,052)	(2,300)	(4,095)	(4,731)

Operating income	14,350	8,048	27,875	16,136
Other income (expense), net	(409)	17	(200)	(30)

Net income	$13,941	$8,065	$27,675	$16,106

Allocation to owners
William Lyon Homes	$7,605	$3,603	$15,076	$5,508
Others	6,336	4,462	12,599	10,598

	$13,941	$8,065	$27,675	$16,106

Income allocations and cash distributions to the Company are based on predetermined formulas between the Company and the joint venture partners as specified in the applicable partnership or operating agreements. The Company generally receives, after partners’ priority returns and return of partners’ capital, approximately 50% of the profits and cash flows from joint ventures.

Certain joint ventures have obtained financing from construction lenders which amounted to $132,437,000 at June 30, 2003. As common practice required by commercial lenders, all of the joint ventures that have obtained financing are obligated to repay loans to a level such that they do not exceed certain required loan-to-value or loan-to-cost ratios. Each lender has the right to test the ratios by appraising the property securing the loan at the time. Either a decrease in the value of the property securing the loan or an increase in the construction costs could trigger this pay down obligation. The term of the obligation corresponds with the term of the loan and is limited to the outstanding loan balance. All of the joint ventures that have obtained such financing are in the form of limited partnerships of which the Company is the general partner. While historically all liabilities of these partnerships have been satisfied out of the assets of such partnerships and while the Company believes that this will continue in the future, the Company, as general partner, is potentially responsible for all liabilities and indebtedness of these partnerships. In addition, the Company has provided unsecured environmental indemnities to some of the lenders who provide loans to the partnerships. The Company has also provided completion guarantees for some of the limited partnerships under their credit facilities.

        During the three months ended June 30, 2003, one of the joint ventures in which the Company is a general partner completed a land sale to the Company for $8,440,000 resulting in no gain or loss to the joint venture. During the six months ended June 30, 2002, one of the joint ventures in which the Company is a general partner completed a land sale to the Company for $17,079,000 resulting in a profit of approximately $3,537,000, all of which was allocated to the Company’s outside partner as preferred return in accordance with the joint venture agreement.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

During the year ended December 31, 2002, one of the Company’s existing unconsolidated joint ventures (“Existing Venture”) was restructured such that the Company is required to purchase the 538 lots owned by the Existing Venture on a specified takedown basis through October 15, 2003 at a purchase price equal to the future cost of such lots including a 20% preferred return on invested capital to the outside partner of the Existing Venture (estimated to be $178,578,000, including an estimated preferred return of $36,911,000). During the year ended December 31, 2002, the first 242 lots were purchased from the Existing Venture for $64,468,000, which includes a $12,493,000 preferred return to the outside partner of the Existing Venture. The 242 lots were purchased by a newly formed joint venture (“New Venture”) between the Company and an outside partner. The Company is required to purchase the 242 lots owned by the New Venture on a specified takedown basis through May 15, 2004 at a purchase price equal to $74,210,000 plus a 13 1/2% preferred return on invested capital to the outside partner of the New Venture. Because the Company is required to purchase the lots owned by both the Existing Venture and the New Venture, and the Company now controls both ventures, the financial statements of both ventures have been consolidated with the Company’s financial statements as of June 30, 2003, including real estate inventories of $80,110,000 and minority interest in consolidated joint ventures of $66,974,000. During the year ended December 31, 2002, an additional 44 lots were purchased from the Existing Venture for $19,765,000, which included a $3,953,000 preferred return to the outside partner of the Existing Venture. The 44 lots were purchased through a land banking arrangement (see Note 7 for additional information regarding the Company’s land banking arrangements). During the six months ended June 30, 2003, the Company purchased 74 lots from the New Venture for $23,242,000, all of which was paid to the outside partner as a return of capital. The intercompany sales and related profits have been eliminated in consolidation.

During the six months ended June 30, 2003, the Company’s wholly-owned subsidiary William Lyon Homes Inc., a California corporation, (“California Lyon”), and two unaffiliated parties formed a series of limited liability companies (“Development LLCs”) for the purpose of acquiring three parcels of land totaling 236 acres in Irvine and Tustin, California (formerly part of the Tustin Marine Corps Air Station) and developing the land into 1,910 residential homesites. The development process is anticipated to be completed by mid 2004 at which time California Lyon will be required under certain specific conditions to purchase approximately one half in value of the lots. California Lyon has an indirect, minority interest in the Development LLCs, which are the borrowers under two secured lines of credit. Advances under the lines of credit are to be used to pay acquisition and development costs and expenses. The lines of credit are secured by deeds of trust on the real property and improvements thereon owned by the Development LLCs, as well as pledges of all net sale proceeds, related contracts and other ancillary property. The maximum commitment amounts under the lines of credit are limited by specified agreed loan-to-value ratios. The maximum commitment amount under the line of credit that closed in January 2003 (“First Line of Credit”) is $35,000,000. Subject to specified terms and conditions, California Lyon and the other direct and indirect members of the Development LLC that is the borrower under the First Line of Credit, including certain affiliates of such other members, each (i) have guaranteed to the bank the repayment of the Development LLC’s indebtedness under the First Line of Credit, completion of certain infrastructure improvements to the land, payment of necessary loan remargining obligations, and the Development LLC’s performance under its environmental indemnity and covenants, and (ii) have agreed to take all actions and pay all amounts to assure that the Development LLC is in compliance with financial covenants. The maximum commitment amount under the line of credit that closed in March 2003 (“Second Line of Credit”) is $105,000,000. Although the guarantee obligations of the other direct and indirect members of the Development LLC that is the borrower under the Second Line of Credit, and certain of their affiliates, are similar in nature to those under the First Line of Credit, California Lyon does not have any such guarantee obligations to the banks under the Second Line of Credit. However, California Lyon has posted letters of credit equal to approximately $24,600,000 to secure its obligations as well as the Development LLCs’ obligations to the banks under both lines of credit. Further, California Lyon and the other direct and indirect members of the Development LLCs,

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

including certain affiliates of such other members, have entered into reimbursement and indemnity agreements to allocate any liability arising from each line of credit, including the related guarantees and letters of credit. California Lyon’s parent company, William Lyon Homes, a Delaware corporation (“Delaware Lyon”) has entered into joinder agreements to be jointly and severally liable for California Lyon’s obligations under the reimbursement and indemnity agreements. While the reimbursement and indemnity agreements provide that liability is generally allocated in accordance with the members’ percentage interests in the Development LLCs’ distributions, Delaware Lyon and California Lyon may be liable for the full amount of the obligations guaranteed to the banks in certain specified circumstances, such as those involving the default, willful misconduct or gross negligence of California Lyon. As of June 30, 2003 the outstanding indebtedness under the First Line of Credit was $32,500,000 and the outstanding indebtedness under the Second Line of Credit was $98,400,000.

Note 4 — 10 3/4% Senior Notes

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

The 10 3/4% Senior Notes due 2013 are senior unsecured obligations of California Lyon and are unconditionally guaranteed on a senior unsecured basis by William Lyon Homes, a Delaware corporation (“Delaware Lyon”), which is the parent company of California Lyon, and all of its existing and certain of its future restricted subsidiaries. The notes and the guarantees rank senior to all of the Company’s and the guarantors’ debt that is expressly subordinated to the notes and the guarantees, but are effectively subordinated to all of the Company’s and the guarantors’ senior secured indebtedness to the extent of the value of the assets securing that indebtedness. At June 30, 2003, the Company had approximately $133,184,000 of secured indebtedness and approximately $87,691,000 of additional secured indebtedness available to be borrowed under the Company’s credit facilities, as limited by the Company’s borrowing base formulas. Interest on the 10 3/4% Senior Notes is payable on April 1 and October 1 of each year, commencing October 1, 2003.

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

The net proceeds of the offering were used as follows (in thousands):

Repayment of revolving credit facilities	$104,354
Repayment of 12 1/2% Senior Notes	70,279
Repayment of construction notes payable	28,000
Repayment of purchase money notes payable — land acquisitions	26,000
Repayment of unsecured line of credit	9,500
Underwriting discount	6,875
Offering costs	1,225

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONSOLIDATING BALANCE SHEET

June 30, 2003

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
ASSETS
Cash and cash equivalents	$—	$5,475	$3,244	$2,359	$—	$11,078
Receivables	—	7,335	8,694	155	—	16,184
Real estate inventories	—	569,311	—	118,963	—	688,274
Investments in and advances to unconsolidated joint ventures	—	55,936	—	—	—	55,936
Property and equipment, net	—	970	763	—	—	1,733
Deferred loan costs	—	9,174	—	—	—	9,174
Goodwill	—	5,896	—	—	—	5,896
Other assets	—	6,471	870	—	—	7,341
Investments in subsidiaries	201,742	19,116	—	—	(220,858)	—

	$201,742	$679,684	$13,571	$121,477	$(220,858)	$795,616

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$—	$46,926	$245	$3,724	—	$50,895
Accrued expenses	—	56,567	4,502	190	—	61,259
Notes payable	—	133,184	5,729	—	—	138,913
10 3/4% Senior Notes	—	246,295	—	—	—	246,295

Total liabilities	—	482,972	10,476	3,914	—	497,362
Minority interest in consolidated joint ventures	—	—	—	96,512	—	96,512
Stockholders’ equity	201,742	196,712	3,095	21,051	(220,858)	201,742

	$201,742	$679,684	$13,571	$121,477	$(220,858)	$795,616

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

CONSOLIDATING STATEMENT OF INCOME

Three Months Ended June 30, 2003

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$139,209	$17,472	$10,450	$(10,450)	$156,681
Management fees	—	2,053	—	—	—	2,053

	—	141,262	17,472	10,450	(10,450)	158,734

Operating costs
Cost of sales	—	(110,636)	(15,587)	(10,450)	10,450	(126,223)
Sales and marketing	—	(5,237)	(799)	(186)	—	(6,222)
General and administrative	—	(11,272)	(55)	—	—	(11,327)

	—	(127,145)	(16,441)	(10,636)	10,450	(143,772)

Equity in income of unconsolidated joint ventures	—	7,605	—	—	—	7,605

Income from subsidiaries	13,792	494	—	—	(14,286)	—

Operating income (loss)	13,792	22,216	1,031	(186)	(14,286)	22,567
Other income, net	—	142	496	119	—	757
Minority equity in income of consolidated joint ventures	—	—	—	12	—	12

Income (loss) before provision for income taxes	13,792	22,358	1,527	(55)	(14,286)	23,336
Provision for income taxes	—	(9,544)	—	—	—	(9,544)

Net income (loss)	$13,792	$12,814	$1,527	$(55)	$(14,286)	$13,792

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

CONSOLIDATING STATEMENT OF INCOME

Three Months Ended June 30, 2002

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$106,001	$21,416	$—	$—	$127,417
Management fees	—	2,038	—	—	—	2,038

	—	108,039	21,416	—	—	129,455

Operating costs
Cost of sales	—	(92,521)	(18,184)	—	—	(110,705)
Sales and marketing	—	(4,304)	(903)	—	—	(5,207)
General and administrative	—	(7,589)	(54)	—	—	(7,643)

	—	(104,414)	(19,141)	—	—	(123,555)

Equity in income of unconsolidated joint ventures	—	3,603	—	—	—	3,603

Income from subsidiaries	7,032	1,825	—	—	(8,857)	—

Operating income	7,032	9,053	2,275	—	(8,857)	9,503
Other income (expense), net	—	(75)	329	101	—	355

Income before provision for income taxes	7,032	8,978	2,604	101	(8,857)	9,858
Provision for income taxes	—	(2,826)	—	—	—	(2,826)

Net income	$7,032	$6,152	$2,604	$101	$(8,857)	$7,032

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

CONSOLIDATING STATEMENT OF INCOME

Six Months Ended June 30, 2003

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$198,247	$28,857	$23,242	$(23,242)	$227,104
Management fees	—	4,091	—	—	—	4,091

	—	202,338	28,857	23,242	(23,242)	231,195

Operating costs
Cost of sales	—	(159,029)	(25,590)	(23,242)	23,242	(184,619)
Sales and marketing	—	(8,695)	(1,244)	(359)	—	(10,298)
General and administrative	—	(21,046)	(120)	—	—	(21,166)

	—	(188,770)	(26,954)	(23,601)	23,242	(216,083)

Equity in income of unconsolidated joint ventures	—	15,076	—	—	—	15,076

Income from subsidiaries	18,674	866	—	—	(19,540)	—

Operating income (loss)	18,674	29,510	1,903	(359)	(19,540)	30,188
Other income, net	—	949	244	204	—	1,397
Minority equity in income of consolidated joint ventures	—	—	—	12	—	12

Income (loss) before provision for income taxes	18,674	30,459	2,147	(143)	(19,540)	31,597
Provision for income taxes	—	(12,923)	—	—	—	(12,923)

Net income (loss)	$18,674	$17,536	$2,147	$(143)	$(19,540)	$18,674

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

CONSOLIDATING STATEMENT OF INCOME

Six Months Ended June 30, 2002

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$175,764	$41,802	$—	$—	$217,566
Management fees	—	3,554	—	—	—	3,554

	—	179,318	41,802	—	—	221,120

Operating costs
Cost of sales	—	(152,051)	(35,939)	—	—	(187,990)
Sales and marketing	—	(8,152)	(1,753)	—	—	(9,905)
General and administrative	—	(15,443)	(139)	(14)	—	(15,596)

	—	(175,646)	(37,831)	(14)	—	(213,491)

Equity in income of unconsolidated joint ventures	—	5,508	—	—	—	5,508

Income from subsidiaries	10,145	3,189	—	—	(13,334)	—

Operating income (loss)	10,145	12,369	3,971	(14)	(13,334)	13,137
Other income, net	—	28	302	181	—	511

Income before provision for income taxes	10,145	12,397	4,273	167	(13,334)	13,648
Provision for income taxes	—	(3,503)	—	—	—	(3,503)

Net income	$10,145	$8,894	$4,273	$167	$(13,334)	$10,145

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2003

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating activities
Net income (loss)	$ 18,674	$17,536	$2,147	$(143)	$(19,540)	$18,674
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	—	417	216	—	—	633
Equity in income of unconsolidated joint ventures	—	(15,076)	—	—	—	(15,076)
Minority equity in income of consolidated joint ventures	—	—	—	(12)	—	(12)
Equity in earnings of subsidiaries	(18,674)	(866)	—	—	19,540	—
Provision for income taxes	—	12,923	—	—	—	12,923
Net changes in operating assets and liabilities:
Receivables	—	886	(1,163)	(19)	—	(296)
Intercompany receivables/payables	(586)	586	—	—	—	—
Real estate inventories	—	(179,192)	47	(17,115)	—	(196,260)
Deferred loan costs	586	(8,419)	—	—	—	(7,833)
Other assets	—	(2,032)	120	—	—	(1,912)
Accounts payable	—	19,150	(1,916)	(1,220)	—	16,014
Accrued expenses	—	(7,120)	1,129	15	—	(5,976)

Net cash (used in) provided by operating activities	—	(161,207)	580	(18,494)	—	(179,121)

Investing activities
Net change in investment in unconsolidated joint ventures	—	24,349	195	—	—	24,544
Payments on (issuance of) notes receivable, net	—	436	12,410	—	—	12,846
Purchases of property and equipment	—	(210)	(25)	—	—	(235)
Investment in subsidiaries	—	(2,432)	—	—	2,432	—
Advances to affiliates	68,887	(68,755)	—	—	(132)	—

Net cash provided by (used in) investing activities	68,887	(46,612)	12,580	—	2,300	37,155

Financing activities
Proceeds from borrowings on notes payable	—	266,426	132,021	—	—	398,447
Principal payments on notes payable	—	(310,889)	(144,431)	—	—	(455,320)
Repayment of 12 1/2% Senior Notes	(70,279)	—	—	—	—	(70,279)
Issuance of 10 3/4% Senior Notes	—	246,233	—	—	—	246,233
Common stock issued for exercised options	1,392	—	—	—	—	1,392
Minority interest contributions (distributions), net	—	—	—	15,877	—	15,877
Advances to affiliates	—	—	423	1,877	(2,300)	—

Net cash (used in) provided by financing activities	(68,887)	201,770	(11,987)	17,754	(2,300)	136,350

Net (decrease) increase in cash and cash equivalents	—	(6,049)	1,173	(740)	—	(5,616)
Cash and cash equivalents at beginning of period	—	11,524	2,071	3,099	—	16,694

Cash and cash equivalents at end of period	$ —	$5,475	$3,244	$2,359	$—	$11,078

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2002

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating activities
Net income	$10,145	$8,894	$4,273	$167	$(13,334)	$10,145
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	561	57	—	—	618
Equity in income of unconsolidated joint ventures	—	(5,508)	—	—	—	(5,508)
Equity in earnings of subsidiaries	(10,145)	(3,189)	—	—	13,334	—
Provision for income taxes	—	3,503	—	—	—	3,503
Net changes in operating assets and liabilities:
Receivables	—	5,344	324	113	—	5,781
Intercompany receivables/payables	(704)	704	—	—	—	—
Real estate inventories	—	(91,405)	3,547	(802)	—	(88,660)
Deferred loan costs	704	(365)	—	—	—	339
Other assets	—	(1,781)	(14)	—	—	(1,795)
Accounts payable	—	8,662	140	28	—	8,830
Accrued expenses	—	(13,015)	5	(110)	—	(13,120)

Net cash (used in) provided by operating activities	—	(87,595)	8,332	(604)	—	(79,867)

Investing activities
Net change in investment in unconsolidated joint ventures	—	(824)	12,466	—	—	11,642
Payments on (issuance of) notes receivable, net	—	(14)	7,032	—	—	7,018
Purchases of property and equipment	—	(52)	(829)	—	—	(881)
Investment in subsidiaries	—	13,929	—	—	(13,929)	—
Advances to affiliates	5,010	(3,251)	—	—	(1,759)	—

Net cash provided by investing activities	5,010	9,788	18,669	—	(15,688)	17,779

Financing activities
Proceeds from borrowings on notes payable	—	278,282	117,888	—	—	396,170
Principal payments on notes payable	—	(209,899)	(124,920)	—	—	(334,819)
Common stock issued for exercised options	1,059	—	—	—	—	1,059
Common stock purchased	(6,069)	—	—	—	—	(6,069)
Advances to affiliates	—	—	(16,460)	772	15,688	—

Net cash (used in) provided by financing activities	(5,010)	68,383	(23,492)	772	15,688	56,341

Net (decrease) increase in cash and cash equivalents	—	(9,424)	3,509	168	—	(5,747)
Cash and cash equivalents at beginning of period	—	15,532	3,859	360	—	19,751

Cash and cash equivalents at end of period	$—	$6,108	$7,368	$528	$—	$14,004

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

Note 5 — Related Party Transactions

A portion of the net proceeds of the Company’s offering of 10 3/4% Senior Notes (see Note 4) was used to repay all of the Company’s 12 1/2% Senior Notes, including $30,000,000 in principal amount held by General William Lyon, Chairman and Chief Executive Officer, and the trust of which his son, William H. Lyon, is the sole beneficiary, $2,323,000 held by Wade H. Cable, President and Chief Operating Officer, and $1,000,000 held by William H. McFarland, a director.

On October 26, 2000, the Company’s Board of Directors (with Messrs. William Lyon and William H. Lyon abstaining) approved the purchase of 579 lots for a total purchase price of $12,581,000 from an entity controlled by William Lyon and William H. Lyon. The terms of the purchase agreement provide for an initial option payment of $1,000,000 and a rolling option takedown of the lots. Phase takedowns of approximately 20 lots each are anticipated to occur at two to three month intervals for each of several product types through September 2004. In addition, one-half of the net profits, as defined, in excess of six percent from the development are to be paid to the seller, of which $2,073,000 has been paid through June 30, 2003. During the three and six months ended June 30, 2003, the Company did not purchase any lots under this agreement. During the six months ended June 30, 2002, the Company purchased 13 lots under this agreement for a total purchase price of $211,000. This land acquisition qualified as an affiliate transaction under the Company’s 12 1/2% Senior Notes due July 1, 2003 Indenture dated as of June 29, 1994, as amended (“Old Indenture”). Pursuant to the terms of the Old Indenture, the Company has determined that the land acquisition is on terms that are no less favorable to the Company than those that would have been obtained in a comparable transaction by the Company with an unrelated person. The Company delivered to the Trustee under the Old Indenture a resolution of the Board of Directors of the Company set forth in an Officers’ Certificate certifying that the land acquisition is on terms that are no less favorable to the Company than those that would have been obtained in a comparable transaction by the Company with an unrelated person and the land acquisition has been approved by a majority of the disinterested members of the Board of Directors of the Company. Further, the Company delivered to the Trustee under the Indenture a determination of value by a real estate appraisal firm which is of regional standing in the region in which the subject property is located and is MAI certified.

On July 9, 2002, the Company’s Board of Directors (with Messrs. William Lyon and William H. Lyon abstaining) approved the purchase of 144 lots, through a land banking arrangement, for a total purchase price of $16,660,000 from an entity that purchased the lots from William Lyon. The terms of the purchase agreement provide for an initial deposit of $3,300,000 (paid on July 23, 2002) and monthly option payments of 11.5% on the seller’s outstanding investment. Such option payments entitle the Company to phase takedowns of approximately 14 lots each, which are anticipated to occur at one to two month intervals through December 2003. As of June 30, 2003, 58 lots have been purchased under this agreement for a purchase price of $4,861,000. Had the Company purchased the property directly, the acquisition would have qualified as an affiliate transaction under the Old Indenture. Even though the Company’s agreement is not with William Lyon, the Company has chosen to treat it as an affiliate transaction. Pursuant to the terms of the Old Indenture, the Company determined that the land acquisition is on terms that are no less favorable to the Company than those that would have been obtained in a comparable transaction by the Company with an unrelated person. The Company delivered to the Trustee under the Old Indenture a resolution of the Board of Directors of the Company set forth in an Officers’ Certificate certifying that the land acquisition is on terms that are no less favorable to the Company than those that would have been obtained in a comparable transaction by the Company with an unrelated person and the land acquisition had been approved by a majority of the disinterested members of the Board of Directors of the Company. Further, the Company delivered to the Trustee under the Old Indenture a determination of value by a real estate appraisal firm which is of regional standing in the region in which the subject property is located and is MAI certified.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The Company purchased real estate projects for a total purchase price of $8,468,000 during the year ended December 31, 2000 from entities controlled by William Lyon and William H. Lyon. In addition, one-half of the net profits in excess of six to eight percent from the development are to be paid to the seller. During the six months ended June 30, 2002, $1,770,000 was paid to the seller in accordance with the agreement.

The Company purchased land for a total purchase price of $17,079,000 during the six months ended June 30, 2002 from one of its unconsolidated joint ventures, resulting in a profit to the joint venture of approximately $3,537,000, all of which was allocated to the Company’s outside partner as preferred return in accordance with the joint venture agreement.

For the three months ended June 30, 2003 and 2002, the Company incurred reimbursable on-site labor costs of $73,000 and  $36,000, respectively, for providing customer service to real estate projects developed by entities controlled by William Lyon and William H. Lyon. For the six months ended June 30, 2003 and 2002, the Company incurred reimbursable on-site labor costs of $149,000 and $77,000, respectively, for providing customer service to real estate projects developed by entities controlled by William Lyon and William H. Lyon of which $15,000 was due to the Company at June 30, 2003.

For the three months ended June 30, 2003 and 2002, the Company incurred charges of $189,000 and $183,000, respectively, related to rent on its corporate office, from a trust of which William H. Lyon is the sole beneficiary. For the six months ended June 30, 2003 and 2002, the Company incurred charges of $376,000 and  365,000, respectively, related to rent on its corporate office, from a trust of which William H. Lyon is the sole beneficiary.

During the three months ended June 30, 2003 and 2002, the Company incurred charges of $39,000 and $67,000, respectively, related to the charter and use of aircraft owned by an affiliate of William Lyon. During the six months ended June 30, 2003 and 2002, the Company incurred charges of $171,000 and  $108,000, respectively, related to the charter and use of aircraft owned by an affiliate of William Lyon.

The Company offers home mortgage loans to its employees and directors through its mortgage company subsidiary, Duxford Financial, Inc. These loans are made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. These loans do not involve more than the normal risk of collectibility or present other unfavorable features and are sold to investors typically within 7 to 15 days.

Note 6 — Stockholders’ Equity

On September 20, 2001 the Company announced that the Company’s Board of Directors had authorized a program to repurchase up to 20% of the Company’s outstanding common shares. Under the plan, the stock will be purchased in the open market or privately negotiated transactions from time to time in compliance with Securities and Exchange Commission Rule 10b-18, subject to market conditions, applicable legal requirements and other factors. The timing and amounts of any purchases will be as determined by the Company’s management from time to time or may be suspended at any time or from time to time without prior notice, depending on market conditions and other factors they deem relevant. The repurchased shares may be held as treasury stock and used for general corporate purposes or cancelled. As of June 30, 2003, 1,018,400 shares had been purchased and retired under this program in the amount of $19,570,000. No shares were purchased under this program during the six months ended June 30, 2003.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

During the three and six months ended June 30, 2003, certain officers and directors exercised options to purchase 111,827 and 155,261 shares, respectively, of the Company’s common stock at a price of $8.6875 per share in accordance with the William Lyon Homes 2000 Stock Incentive Plan. During the three months ended June 30, 2003, an officer exercised options to purchase 3,333 shares of the Company’s common stock at a price of $13.00 per share in accordance with the William Lyon Homes 2000 Stock Incentive Plan.

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

Note 7 — Commitments and Contingencies

The Company enters into purchase agreements with various land sellers. In some instances, and as a method of acquiring land in staged takedowns, thereby minimizing the use of funds from the Company’s revolving credit facilities and other corporate financing sources and limiting the Company’s risk, the Company transfers its right in such purchase agreements to entities owned by third parties (land banking arrangements). These entities use equity contributions and/or incur debt to finance the acquisition and development of the lots. The entities grant the Company an option to acquire lots in staged takedowns. In consideration for this option, the Company makes a non-refundable deposit equal to 20% or less of the total purchase price. Additionally, the Company may be subject to other penalties if lots are not acquired. The Company is under no obligation to purchase the balance of the lots, but would forfeit remaining deposits and be subject to penalties if the lots were not purchased. The Company does not have legal title to these entities or their assets and has not guaranteed their liabilities. The deposits and penalties related to such land banking projects have been recorded in the accompanying consolidated balance sheet. The financial statements of these entities are not consolidated with the Company’s consolidated financial statements. A recently adopted accounting interpretation could require the consolidation of the assets, liabilities and operations of certain of the Company’s joint venture and land banking arrangements (see Notes 2 and 3 ). These land banking arrangements help the Company manage the financial and market risk associated with land holdings. The use of these land banking arrangements is dependent on, among other things, the availability of capital to the option provider, general housing market conditions and geographic preferences. Summary information with respect to the Company’s land banking arrangements is as follows as of June 30, 2003 (dollars in thousands):

Total number of land banking projects	6

Total number of lots	1,149

Total purchase price	$108,958

Balance of lots still under option and not purchased:
Number of lots	871

Purchase price	$81,976

Forfeited deposits and penalties if lots were not purchased	$20,298

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

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

As of June 30, 2003, the Company had $35,242,000 of outstanding irrevocable standby letters of credit to guarantee the Company’s financial obligations under certain land banking arrangements, joint venture agreements and other contractual arrangements in the normal course of business. Letters of credit totaling $9,289,000 related to land banking arrangements are recorded on the accompanying consolidated balance sheet. The beneficiary may draw upon these letters of credit in the event of a contractual default by the Company relating to each respective obligation. These letters of credit have a stated term of 12 months and have varying maturities throughout 2004, at which time the Company may be required to renew the letters of credit to coincide with the term of the respective arrangement.

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

See Notes 3 and 4 for additional information relating to the Company’s guarantee arrangements.

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

Results of Operations

Overview and Recent Results

Selected financial and operating information for the Company and its unconsolidated joint ventures as of and for the periods presented is as follows:

	Three Months Ended June 30,
	2003			2002
	Consolidated	Unconsolidated Joint Ventures	Combined Total	Consolidated	Unconsolidated Joint Ventures	Combined Total
Selected Financial Information (dollars in thousands)
Homes closed	368	142	510	412	150	562

Home sales revenue	$139,681	$69,978	$209,659	$126,886	$67,353	$194,239
Cost of sales	(115,444)	(53,884)	(169,328)	(110,027)	(57,005)	(167,032)

Gross margin	$24,237	$16,094	$40,331	$16,859	$10,348	$27,207

Gross margin percentage	17.4%	23.0%	19.2%	13.3%	15.4%	14.0%

Number of homes closed
California	174	142	316	239	150	389
Arizona	76	—	76	63	—	63
Nevada	118	—	118	110	—	110

Total	368	142	510	412	150	562

Average sales price
California	$494,900	$492,800	$493,900	$362,100	$449,000	$395,600
Arizona	229,900	—	229,900	216,300	—	216,300
Nevada	305,900	—	305,900	242,900	—	242,900

Total	$379,600	$492,800	$411,100	$308,000	$449,000	$345,600

Number of net new home orders
California	469	189	658	326	290	616
Arizona	123	—	123	74	—	74
Nevada	167	—	167	78	—	78

Total	759	189	948	478	290	768

Average number of sales locations during period
California	18	8	26	15	11	26
Arizona	7	—	7	6	—	6
Nevada	6	—	6	4	—	4

Total	31	8	39	25	11	36

	As of June 30,
	2003			2002
	Consolidated	Unconsolidated Joint Ventures	Combined Total	Consolidated	Unconsolidated Joint Ventures	Combined Total
Backlog of homes sold but not closed at end of period
California	758	275	1,033	584	429	1,013
Arizona	234	—	234	151	—	151
Nevada	240	—	240	114	—	114

Total	1,232	275	1,507	849	429	1,278

Dollar amount of homes sold but not closed at end of period (dollars in thousands)
California	$327,235	$126,143	$453,378	$226,033	$194,578	$420,611
Arizona	45,884	—	45,884	32,423	—	32,423
Nevada	68,590	—	68,590	39,907	—	39,907

Total	$441,709	$126,143	$567,852	$298,363	$194,578	$492,941

Lots controlled at end of period
Owned lots
California	2,406	1,447	3,853	1,855	1,644	3,499
Arizona	988	—	988	852	—	852
Nevada	1,623	—	1,623	1,269	—	1,269

Total	5,017	1,447	6,464	3,976	1,644	5,620

Optioned lots(1)
California			4,060			2,201
Arizona			3,981			4,337
Nevada			26			66

Total			8,067			6,604

Total lots controlled
California			7,913			5,700
Arizona			4,969			5,189
Nevada			1,649			1,335

Total			14,531			12,224

(1)	Optioned lots may be purchased by the Company as consolidated projects or may be purchased by newly formed unconsolidated joint ventures.

	Six Months Ended June 30,
	2003			2002
	Consolidated	Unconsolidated Joint Ventures	Combined Total	Consolidated	Unconsolidated Joint Ventures	Combined Total
Selected Financial Information (dollars in thousands)
Homes closed	552	273	825	713	254	967

Home sales revenue	$210,104	$139,339	$349,443	$217,035	$117,311	$334,346
Cost of sales	(173,817)	(107,677)	(281,494)	(187,121)	(99,981)	(287,102)

Gross margin	$36,287	$31,662	$67,949	$29,914	$17,330	$47,244

Gross margin percentage	17.3%	22.7%	19.4%	13.8%	14.8%	14.1%

Number of homes closed
California	247	273	520	392	254	646
Arizona	124	—	124	126	—	126
Nevada	181	—	181	195	—	195

Total	552	273	825	713	254	967

Average sales price
California	$518,600	$510,400	$514,300	$365,200	$461,900	$403,200
Arizona	229,700	—	229,700	202,600	—	202,600
Nevada	295,700	—	295,700	247,900	—	247,900

Total	$380,600	$510,400	$423,600	$304,400	$461,900	$345,800

Number of net new home orders
California	805	353	1,158	777	586	1,363
Arizona	221	—	221	159	—	159
Nevada	326	—	326	181	—	181

Total	1,352	353	1,705	1,117	586	1,703

Average number of sales locations during period
California	17	8	25	16	12	28
Arizona	6	—	6	7	—	7
Nevada	6	—	6	5	—	5

Total	29	8	37	28	12	40

On a combined basis, the number of net new home orders for the six months ended June 30, 2003 increased slightly to 1,705 homes from 1,703 homes for the six months ended June 30, 2002. The number of homes closed on a combined basis for the six months ended June 30, 2003, decreased 14.7% to 825 homes from 967 homes for the six months ended June 30, 2002. On a combined basis, the backlog of homes sold but not closed as of June 30, 2003 was 1,507, up 17.9% from 1,278 homes a year earlier, and up 41.0% from 1,069 homes at March 31, 2003.

Homes in backlog are generally closed within three to six months. The dollar amount of backlog of homes sold but not closed on a combined basis as of June 30, 2003 was $567.9 million, up 15.2% from $492.9 million as of June 30, 2002 and up 37.4% from $413.4 million as of March 31, 2003. The cancellation rate of buyers who contracted to buy a home but did not close escrow at the Company’s projects was approximately 19% during 2002 and 16% during the six months ended June 30, 2003. The inventory of completed and unsold homes was 9 homes as of June 30, 2003.

While the Company experienced an 8% reduction in the average number of sales locations to 37 for the six months ended June 30, 2003 as compared to 40 for the six months ended June 30, 2002, the Company’s number of new home orders per average sales location increased to 46.1 for the six months ended June 30, 2003 as compared to 42.6 for the six months ended June 30, 2002. The reduction in the average number of sales locations was caused primarily by (i) accelerated sales and close-outs at certain of the Company projects and (ii) delays in land acquisitions and development of certain projects in previous periods as a result of the tragic events of September 11, 2001 and the economic slow-down in the months thereafter. In many of the markets in which the Company operates, the demand for housing exceeds the current supply of housing. At June 30, 2003 the Company had 46 sales locations.

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

Comparison of Three Months Ended June 30, 2003 to Three Months Ended June 30, 2002

Operating revenue for the three months ended June 30, 2003 was $158.7 million, an increase of $29.2 million, or 22.5%, from operating revenue of $129.5 million for the three months ended June 30, 2002. Revenue from sales of homes increased $12.8 million, or 10.1%, to $139.7 million in the 2003 period from $126.9 million in the 2002 period. This increase was primarily due to an increase in the average sales price of consolidated homes to $379,600 in the 2003 period from $308,000 in the 2002 period, offset by a decrease in the number of consolidated homes closed to 368 in the 2003 period from 412 in the 2002 period. Revenue from sales of lots, land and other increased to $17.0 million in the 2003 period from $0.5 million in the 2002 period due to the bulk sale of land in one of the Company’s developments. Management fee income increased by $0.1 million to $2.1 million in the 2003 period from $2.0 million in the 2002 period primarily due to an increase in the average sales prices for homes closed in the unconsolidated joint ventures to $492,800 in the 2003 period from $449,000 in the 2002 period. The increase in the average sales price of homes closed both in consolidated projects and unconsolidated joint venture projects was due primarily to (i) price appreciation in certain projects and (ii) a change in product mix.

Total operating income increased to $22.6 million in the 2003 period from $9.5 million in the 2002 period. The excess of revenue from sales of homes over the related cost of sales (gross margin) increased by $7.3 million to $24.2 million in the 2003 period from $16.9 million in the 2002 period primarily due to (i) an increase in the average sales prices of consolidated homes to $379,600 in the 2003 period from $308,000 in the 2002 period, and (ii) an increase in gross margin percentages to 17.4% in the 2003 period from 13.3% in the 2002 period, offset by a decrease in the number of consolidated homes closed to 368 homes in the 2003 period from 412 homes in the 2002 period. The increase in the period-over-period gross margin percentage reflects the impact of improved economic conditions experienced since the first quarter of 2002. The excess of revenue from the sales of lots, land and other over the related cost of sales (gross margin) increased by $6.4 million to $6.2 million in the 2003 period primarily due to the bulk sale of land in one of the Company’s developments. Sales and marketing expenses increased by $1.0 million to $6.2  million in the 2003 period from $5.2 million in the 2002 period primarily due to increases in advertising and sales commissions. General and administrative expenses increased by $3.7 million to $11.3 million in the 2003 period from $7.6 million in the 2002 period, primarily as a result of an increase in accrued bonuses related to higher earnings and increases in salaries and related employee benefits. Equity in income of unconsolidated joint ventures amounting to $7.6 million was recognized in the 2003 period, up from $3.6 million in the comparable period for 2002, primarily as a result of an increase in the average sales prices for homes closed in the unconsolidated joint ventures to $492,800 in the 2003 period from $449,000 in the 2002 period and an increase in the gross margin percentages to 23.0% in the 2003 period from 15.4% in the 2002 period, offset by a decrease in the number of homes closed to 142  in the 2003 period from 150 in the 2002 period. The increase in period-over-period gross margin percentage reflects the impact of improved economic conditions experienced since the first quarter of 2002.

Total interest incurred increased to $12.4  million in the 2003 period from $5.6 million in the 2002 period primarily as a result of an increase in the average principal balance of debt outstanding in the 2003 period compared to the 2002 period and an increase in the average balance outstanding under land banking arrangements in the 2003 period compared to the 2002 period. All interest incurred was capitalized in the 2003 and 2002 periods.

At December 31, 2002 and 2001, the Company had net operating loss carryforwards for federal tax purposes of approximately $5.2 million and $8.5 million, respectively, which expire in 2009. In addition, unused recognized built-in losses in the amount of $23.9 million are available to offset future income and expire between 2009 and 2011. The utilization of these losses is limited to $3.2 million of taxable income per year; however, any portion of such permitted amount of the loss utilization that is not used in any year may be carried forward to increase permitted utilization in future years through 2011. The elimination during 2002 of the remaining valuation allowances for deferred tax assets reduced the Company’s estimated overall effective tax rate for the year ended December 31, 2002 from 39.3% to 27.0%. The Company’s ability to utilize the foregoing tax benefits will depend upon the amount of its future taxable income and may be limited under certain circumstances.

As a result of the foregoing factors, the Company’s net income increased to $13.8  million in the 2003 period from $7.0 million in the 2002 period.

Comparison of Six Months Ended June 30, 2003 to Six Months Ended June 30, 2002

Operating revenue for the six months ended June 30, 2003 was $231.2 million, an increase of $10.1 million, or 4.6%, from operating revenue of $221.1 million for the six months ended June 30, 2002. Revenue from sales of homes decreased $6.9 million, or 3.2%, to $210.1 million in the 2003 period from $217.0 million in the 2002 period. This decrease was primarily due to an decrease in the number of consolidated homes closed to 552 in the 2003 period from 713 in the 2002 period, offset by an increase in the average sales price of consolidated homes to $380,600 in the 2003 period from $304,400 in the 2002 period. Revenues from sales of lots, land and other increased to $17.0 million in the 2003 period from $0.5 million in the 2002 period due to the bulk sale of land in one of the Company’s developments. Management fee income increased by $0.5 million to $4.1 million in the 2003 period from $3.6 million in the 2002 period primarily due to an increase in the number of unconsolidated joint venture homes closed to 273 in the 2003 period from 254 in the 2002 period, along with an increase in the average sales price for homes closed in the unconsolidated joint ventures to $510,400 in the 2003 period from $461,900 in the 2002 period. The increase in the average sales price of homes closed both in consolidated projects and joint venture projects was due primarily to (i) price appreciation in certain projects and (ii) a change in product mix.

Total operating income increased to $30.2 million in the 2003 period from $13.1 million in the 2002 period. The excess of revenue from sales of homes over the related cost of sales (gross margin) increased by $6.4 million to $36.3 million in the 2003 period from $29.9 million in the 2002 period primarily due to (i) an increase in the average sales price of consolidated homes to $380,600 in the 2003 period from $304,400 in the 2002 period, and (ii) an increase in gross margin percentage to 17.3% in the 2003 period from 13.8% in the 2002 period, offset by a decrease in the number of consolidated homes closed to 552 in the 2003 period from 713 in the 2002 period. The increase in the period-over-period gross margin percentage reflects the impact of improved economic conditions experienced since the first quarter of 2002. The excess of revenue from the sales of lots, land and other over the related cost of sales (gross margin) increased by $6.5 million to $6.2 million in the 2003 period primarily due to the bulk sale of land in one of the Company’s projects. Sales and marketing expenses increased by $0.4 million to $10.3 million in the 2003 period from $9.9 million in the 2002 period primarily due to model operation costs. General and administrative expenses increased by $5.6 million to $21.2 million in the 2003 period from $15.6 million in the 2002 period, primarily as a result of an increase in accrued bonuses related to higher earnings and increases in salaries and related employee benefits. Equity in income of unconsolidated joint ventures amounting to $15.1 million was recognized in the 2003 period, up from $5.5 million in the comparable period for 2002, primarily as a result of an increase in the number of homes closed to 273 in the 2003 period from 254 in the 2002 period, an increase in the average sales price for homes closed in the unconsolidated joint ventures to $510,400 in the 2003 period from $461,900 in the 2002 period, and an increase in the gross margin percentage to 22.7% in the 2003 period from 14.8% in the 2002 period. The increase in period-over-period gross margin percentage reflects the impact of improved economic conditions experienced since the first quarter of 2002. During the six months ended June 30, 2002, one of the unconsolidated joint ventures in which the Company is a member completed a land sale to the Company for $17.1 million resulting in a profit of approximately $3.5 million, all of which was allocated to the Company’s outside partner as preferred return in accordance with the joint venture agreement.

Total interest incurred increased to $22.2 million in the 2003 period from $11.2 million in the 2002 primarily as a result of an increase in the average principal balance of debt outstanding in the 2003 period compared to the 2002 period and an increase in the average balance outstanding under land banking arrangements in the 2003 period compared to the 2002 period. All interest incurred was capitalized in the 2003 and 2002 periods.

As discussed above, the Company had substantial net operating loss carryforwards for federal tax purposes which were utilized to reduce taxable income during the year ended December 31, 2002. As a result of the reduction in the valuation allowance associated with such utilized net operating loss carryforwards, the Company’s overall effective tax rate for the six months ended June 30, 2002 was approximately 25.7%.

As a result of the foregoing factors, the Company’s net income increased to $18.7 million in the 2003 period from $10.1 million in the 2002 period.

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

The 10 3/4% Senior Notes due 2013 are senior unsecured obligations of California Lyon and are unconditionally guaranteed on a senior unsecured basis by William Lyon Homes, a Delaware corporation (“Delaware Lyon”) and the parent company of California Lyon, and all of its existing and certain of its future restricted subsidiaries. The notes and the guarantees rank senior to all of the Company’s and the guarantors’ debt that is expressly subordinated to the notes and the guarantees, but are effectively subordinated to all of the Company’s and the guarantors’ senior secured indebtedness to the extent of the value of the assets securing that indebtedness. At June 30, 2003, the Company had approximately $133.2 million of secured indebtedness and approximately $87.7 million of additional secured indebtedness available to be borrowed under the Company’s credit facilities, as limited by the Company’s borrowing base formulas. Interest on the 10 3/4% Senior Notes is payable on April 1 and October 1 of each year, commencing October 1, 2003.

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

$246,233

Revolving Credit Facilities

As of June 30, 2003, the Company has three revolving credit facilities which have an aggregate maximum loan commitment of $275.0 million and mature at various dates. A $150.0 million revolving line of credit matures in September 2006, a $75.0 million bank revolving line of credit matures in June 2004 and a $50.0 million bank revolving line of credit initially “matures” in September 2004, after which the amounts available for borrowing begin to reduce. Each facility is secured by first deeds of trust on real estate for the specific projects funded by each respective facility and pledges of net sale proceeds and related property. Borrowings under the facilities are limited by the availability of sufficient real estate collateral, which is determined constantly throughout the facility period. The composition of the collateral borrowing base is limited to certain parameters in the facility agreement and is based upon the lesser of the direct costs of the real estate collateral (such as land, lots under development, developed lots or homes) or a percentage of the appraised value of the collateral, which varies depending upon the stage of construction. Repayment of advances is upon the earliest of the close of escrow of individual lots and homes within the collateral pool, the maturity date of loans for individual lots and homes within the collateral pool or the facility maturity date. Also, each credit facility includes financial covenants, which may limit the amount that may be borrowed thereunder. Outstanding advances bear interest at various rates, which approximate the prime rate. As of June 30, 2003, $133.2 million was outstanding under these credit facilities, with a weighted-average interest rate of 4.212%, and the undrawn availability was $87.7 million as limited by the borrowing base formulas. Delaware Lyon has guaranteed on an unsecured basis California Lyon’s obligations under certain of the revolving credit facilities and has provided an unsecured environmental indemnity in favor of the lender under the $75.0 million bank line of credit. The Company is required to comply with a number of covenants under these revolving credit facilities.

Revolving Mortgage Warehouse Credit Facility

The Company, through its subsidiary and one of its unconsolidated joint ventures, has a $20.0 million revolving mortgage warehouse credit facility with a bank to fund its mortgage origination operations, $10.0 million of which is committed (lender obligated to lend if stated conditions are satisfied) and $10.0 million of which is not committed (lender advances are optional even if stated conditions are otherwise satisfied). Mortgage loans are generally held for a short period of time and are typically sold to investors within 7 to 15 days following funding. Borrowings are secured by the related mortgage loans held for sale. At June 30, 2003 the outstanding balance was $5.7 million. The facility, which has a current maturity date of May 31, 2004, also contains financial covenants requiring the borrowers to maintain a combined net worth, as defined, meeting or exceeding the greater of $1.5 million and 5% of combined total liabilities, as defined, and liquidity, as defined, meeting or exceeding $1.5 million. This facility is non-recourse and is not guaranteed by the Company.

Land Banking Arrangements

The Company enters into purchase agreements with various land sellers. In some instances, and as a method of acquiring land in staged takedowns, thereby minimizing the use of funds from the Company’s revolving credit facilities and other corporate financing sources and limiting the Company’s risk, the Company transfers the Company’s right in such purchase agreements to entities owned by third parties (“land banking arrangements”). These entities use equity contributions and/or incur debt to finance the acquisition and development of the lots. The entities grant the Company an option to acquire lots in staged takedowns. In consideration for this option, the Company makes a non-refundable deposit equal to 20% or less of the total purchase price. Additionally, the Company may be subject to other penalties if lots are not acquired. The Company is under no obligation to purchase the balance of the lots, but would forfeit remaining deposits and be subject to penalties if the lots were not purchased. The Company does not have legal title to these entities or their assets and has not guaranteed their liabilities. The deposits and penalties related to such land banking projects have been recorded in the accompanying consolidated balance sheet. The financial statements of these entities are not consolidated with the Company’s consolidated financial statements. A recently adopted accounting interpretation could require the consolidation of the assets, liabilities and operations of certain of the Company’s joint venture and land banking arrangements. See “Recently Issued Accounting Standards.” These land banking arrangements help the Company manage the financial and market risk associated with land holdings. The use of these land banking arrangements is dependent on, among other things, the availability of capital to the option provider, general housing market conditions and geographic preferences. Summary information with respect to the Company’s land banking arrangements is as follows as of June 30, 2003 (dollars in thousands):

Total number of land banking projects	6

Total number of lots	1,149

Total purchase price	$108,958

Balance of lots still under option and not purchased:
Number of lots	871

Purchase price	$81,976

Forfeited deposits and penalties if lots are not purchased	$20,298

Joint Venture Financing

As of June 30, 2003, the Company and certain of its subsidiaries were general partners or members in 20 active joint ventures involved in the development and sale of residential projects. As described more fully in “Recently Issued Accounting Standards”, in accordance with Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities (“Interpretation No. 46”) three joint ventures created after January 31, 2003 have been determined to be variable interest entities in which the Company is considered the primary beneficiary. Accordingly, the assets, liabilities and operations of these three joint ventures have been consolidated with the Company’s financial statements as of June 30, 2003 and for the three months ended June 30, 2003. The Company has not yet determined the anticipated impact of adopting Interpretation No. 46 for arrangements existing as of January 31, 2003. However, such adoption may require the consolidation in the Company’s third quarter financial statements of the assets, liabilities and operations of certain existing homebuilding and land development joint ventures. Because the Company already recognizes its proportionate share of joint venture earnings and losses under the equity method of accounting, the adoption of Interpretation No. 46 will not affect the Company’s consolidated net income. The financial statements of joint ventures in which the Company has a 50% or less voting or economic interest (and thus are not controlled by the Company) and which were created prior to February 1, 2003, and the financial statements of joint ventures which have not been determined to be variable interest entities in which the Company is considered the primary beneficiary are not consolidated with the Company’s financial statements. The Company’s investments in unconsolidated joint ventures are accounted for using the equity method. Income allocations and cash distributions to the Company from the unconsolidated joint ventures are based on predetermined formulas between the Company and its joint venture partners as specified in the applicable partnership or operating agreements. The Company generally receives, after partners’ priority returns and returns of partners’ capital, approximately 50% of the profits and cash flows from joint ventures. See Note 2 of “Notes to Consolidated Financial Statements” for condensed combined financial information for the three joint ventures whose financial statements have been consolidated with the Company’s financial statements. See Note 3 of “Notes to Consolidated Financial Statements” for condensed combined financial information for the unconsolidated joint ventures. Based upon current estimates, substantially all future development and construction costs incurred by the joint ventures will be funded by the venture partners or from the proceeds of construction financing obtained by the joint ventures.

The three joint ventures which have been determined to be VIEs are each engaged in homebuilding and land development activities which will result in an estimated total of 265 homes at completion. The homes are expected to be constructed and sold in phases over a two-to-three year period with approximate base sales prices ranging from $390,000 to $473,000. No homes have closed as of June 30, 2003. These joint ventures have not obtained construction financing from outside lenders, but are financing their activities through equity contributions from each of the joint venture partners. Creditors of these VIE’s have no recourse against the general credit of the Company.

As of June 30, 2003, the Company’s investment in and advances to the unconsolidated joint ventures was $55.9 million and the venture partners’ investment in such joint ventures was $71.3 million. Eleven of these joint ventures are in the form of limited partnerships of which the Company or one of its subsidiaries are general partner. As of June 30, 2003, these joint ventures had obtained financing from construction lenders which amounted to $132.4 million of outstanding indebtedness. While historically all liabilities of these partnerships have been satisfied out of the assets of such partnerships and while the Company believes that this will continue in the future, the Company or one of its subsidiaries, as general partner, is potentially responsible for all liabilities and indebtedness of these partnerships. In addition, Delaware Lyon has provided unsecured environmental indemnities to some of the lenders who provide loans to the partnerships. Delaware Lyon has also provided completion guarantees for some of the limited partnerships under their credit facilities.

During the year ended December 31, 2002, one of the Company’s existing unconsolidated joint ventures (“Existing Venture”) was restructured such that the Company is required to purchase the 538 lots owned by the Existing Venture on a specified takedown basis through October 15, 2003 at a purchase price equal to the future cost of such lots including a 20% preferred return on invested capital to the outside partner of the Existing Venture (estimated to be $178.6 million, including an estimated preferred return of $36.9 million). During the year ended December 31, 2002, the first 242 lots were purchased from the Existing Venture for $64.5 million, which includes a $12.5 million preferred return to the outside partner of the Existing Venture. The 242 lots were purchased by a newly formed joint venture (“New Venture”) between the Company and an outside partner. The Company is required to purchase the 242 lots owned by the New Venture on a specified takedown basis through May 15, 2004 at a purchase price equal to $74.2 million plus a 13 1/2% preferred return on invested capital to the outside partner of the New Venture. Because the Company is required to purchase the lots owned by both the Existing Venture and the New Venture, and the Company now controls both ventures, the financial statements of both ventures have been consolidated with the Company’s financial statements as of June 30, 2003, including real estate inventories of $80.1 million and minority interest in consolidated joint ventures of $67.0 million. During the year ended December 31, 2002, an additional 44 lots were purchased from the Existing Venture for $19.8 million, which includes a $4.0 million preferred return to the outside partner of the Existing Venture. The 44 lots were purchased through a land banking arrangement. During the six months ended June 30, 2003, the Company purchased 74 lots from the New Venture for $23.2 million, all of which was paid to the outside partner as a return of capital. The intercompany sales and related profits have been eliminated in consolidation.

During the six months ended June 30, 2003, California Lyon and two unaffiliated parties formed a series of limited liability companies (“Development LLCs”) for the purpose of acquiring three parcels of land totaling 236 acres in Irvine and Tustin, California (formerly part of the Tustin Marine Corps Air Station) and developing the land into 1,910 residential homesites. The development process is anticipated to be completed by mid 2004 at which time California Lyon will be required under certain specific conditions to purchase approximately one half in value of the lots. California Lyon has an indirect, minority interest in the Development LLCs, which are the borrowers under two secured lines of credit. Advances under the lines of credit are to be used to pay acquisition and development costs and expenses. The lines of credit are secured by deeds of trust on the real property and improvements thereon owned by the Development LLCs, as well as pledges of all net sale proceeds, related contracts and other ancillary property. The maximum commitment amounts under the lines of credit are limited by specified agreed debt-to-value ratios. The maximum commitment amount under the line of credit that closed in January 2003 (“First Line of Credit”) is $35.0 million. Subject to specified terms and conditions, California Lyon and the other direct and indirect members of the Development LLC that is the borrower under the First Line of Credit, including certain affiliates of such other members, each (i) have guaranteed to the bank the repayment of the Development LLC’s indebtedness under the First Line of Credit, completion of certain infrastructure improvements to the land, payment of necessary loan remargining obligations, and the Development LLC’s performance under its environmental indemnity and covenants, and (ii) have agreed to take all actions and pay all amounts to assure that the Development LLC is in compliance with financial covenants. The maximum commitment amount under the line of credit that closed in March 2003 (“Second Line of Credit”) is $105.0 million. Although the guarantee obligations of the other direct and indirect members of the Development LLC that is the borrower under the Second Line of Credit, and certain of their affiliates, are similar in nature to those under the First Line of Credit, California Lyon does not have any such guarantee obligations to the banks under the Second Line of Credit. However, California Lyon has posted letters of credit equal to approximately $24.6 million to secure its obligations as well as the Development LLCs’

obligations to the bank under both lines of credit. Further, California Lyon and the other direct and indirect members of the Development LLCs, including certain affiliates of such other members, have entered into reimbursement and indemnity agreements to allocate any liability arising from each line of credit, including the related guarantees and letters of credit. Delaware Lyon has entered into joinder agreements to be jointly and severally liable for California Lyon’s obligations under the reimbursement and indemnity agreements. While the reimbursement and indemnity agreements provide that liability is generally allocated in accordance with the members’ percentage interests in the Development LLCs’ distributions, Delaware Lyon and California Lyon may be liable for the full amount of the obligations guaranteed to the banks in certain specified circumstances, such as those involving the default, willful misconduct or gross negligence of California Lyon. As of June 30, 2003, the outstanding indebtedness under the First Line of Credit was $32.5 million and the outstanding indebtedness under the Second Line of Credit was $98.4 million.

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

Cash Flows — Comparison of Six Months Ended June 30, 2003 to Six Months Ended

June 30, 2002

Net cash used in operating activities increased to $179.1 million in the 2003 period from $79.9 million in the 2002 period. The change was primarily as a result of increased expenditures in real estate inventories in the 2003 period.

Net cash provided by investing activities increased to $37.2 million in the 2003 period from $17.8 million in the 2002 period. The change was primarily as a result of increased net cash received from unconsolidated joint ventures in the 2003 period.

Net cash provided by financing activities increased to $136.4 million in the 2003 period from $56.3 million in the 2002 period, primarily as a result of the issuance of senior notes offset by the repayment of secured debt during the 2003 period.

Description of Projects

The Company’s homebuilding projects usually take two to five years to develop. The following table presents project information relating to each of the Company’s homebuilding divisions as of June 30, 2003 and only includes projects with lots owned at June 30, 2003 or homes closed for the six months ended June 30, 2003. Consolidated projects include projects in consolidated variable interest entities (see Note 2 of “Notes to Consolidated Financial Statements”).

Project (County) Product	Year of First Delivery	Estimated Number of Homes at Completion(1)	Units Closed as of June 30, 2003	Backlog at June 30, 2003(2)(3)	Lots Owned as of June 30, 2003(4)	Homes Closed for the Six Months Ended June 30, 2003	Sales Price Range(5)

SOUTHERN CALIFORNIA
Consolidated:
Orange County
Terraza at Vista del Verde, Yorba Linda	2001	106	106	0	0	6	$565,000—615,000
Monticello, Irvine	2002	112	112	0	0	14	$330,000—390,000
Montellano at Talega, San Clemente	2002	61	42	18	19	14	$890,000—960,000
Mirador at Talega, San Clemente	2003	76	0	0	76	0	$805,000—885,000
Sterling Glen, Ladera Ranch	2002	102	102	0	0	11	$502,000—535,000
Davenport, Ladera Ranch	2003	163	0	71	163	0	$310,000—360,000
Walden Park, Ladera Ranch	2003	109	0	0	109	0	$455,000—485,000
Weatherhaven, Ladera Ranch	2002	71	21	48	50	18	$485,000—565,000
Laurel at Quail Hill, Irvine	2003	83	6	61	73	6	$545,000—601,000
Linden at Quail Hill, Irvine	2003	100	13	42	63	13	$576,000—656,000
Ambridge at Quail Hill, Irvine	2004	128	0	0	8	0	$375,000—435,000
Altamura @ Nellie Gail Ranch, Laguna Hills	2003	52	0	7	10	0	$1,365,000—1,550,000
Riverside County
Providence Ranch, Corona	2002	97	92	3	5	0	$255,000—365,000
Providence Ranch North, Corona	2002	83	83	0	0	2	$246,000—300,000
Providence Ranch III, Corona	2003	67	0	64	67	0	$290,000—365,000
San Bernardino County
Echo Glen—Chino(6)	2003	89	0	0	89	0	$390,000—445,000
Ventura County
Cantada, Oxnard	2002	113	113	0	0	1	$343,000—363,000

Total consolidated		1,612	690	314	732	85

Unconsolidated joint ventures:
Orange County
Beachside, Huntington Beach	2001	86	86	0	0	5	$620,000—640,000
Riverside County
Heartland 1, North Corona	2003	172	0	0	172	0	$265,000—290,000
Heartland 2, North Corona	2003	167	0	0	167	0	$275,000—310,000
Ventura County
Quintana, Thousand Oaks	2001	90	90	0	0	33	$555,000—650,000
Coronado, Oxnard	2002	110	96	13	14	22	$435,000—460,000
Cantabria, Oxnard	2002	87	87	0	0	13	$350,000—370,000
Los Angeles County
Toscana, Moorpark	2002	70	62	8	8	36	$518,000—553,000
Oakmont @ Westridge, Valencia	2003	87	0	17	87	0	$750,000—860,000
Creekside, Santa Clarita	2003	141	0	0	141	0	$270,000—315,000

Total unconsolidated joint ventures		1,010	421	38	589	109

SOUTHERN CALIFORNIA REGION TOTAL		2,622	1,111	352	1,321	194

Project (County) Product	Year of First Delivery	Estimated Number of Homes at Completion(1)	Units Closed as of June 30, 2003	Backlog at June 30, 2003(2)(3)	Lots Owned as of June 30, 2003(4)	Homes Closed for the Six Months Ended June 30, 2003	Sales Price Range(5)

NORTHERN CALIFORNIA
Consolidated:
San Joaquin County
Lyon Villas, Tracy	1999	135	129	0	6	0	$270,000—310,000
Lyon Estates, Tracy	1997	120	90	0	30	0	$291,000—327,000
Ironwood II, Lathrop	2003	88	6	54	82	6	$268,000—307,000
Lyon Estates at Stonebridge, Lathrop	2001	146	103	42	43	21	$284,000—324,000
Lyon Estates at Stonebridge (Unit 9), Lathrop	2003	72	0	6	0	0	$294,000—334,000
Contra Costa County
The Bluffs, Hercules	2003	80	13	32	67	13	$602,000—654,000
The Shores, Hercules	2003	110	16	47	94	16	$565,000—623,000
Sacramento County
Lyon Palazzo, Natomas	2001	100	100	0	0	9	$273,000—322,000
Santa Clara County
The Ranch at Silver Creek, San Jose
Provance	2003	94	0	13	94	0	$900,000—960,000
Portofino	2003	44	0	8	3	0	$1,125,000—1,230,000
Mariposa Duets	2003	78	0	9	78	0	$580,000—670,000
Siena	2003	61	0	10	61	0	$605,000—695,000
Casa Bella Townhomes	2003	56	0	6	56	0	$540,000—645,000
Esperanza	2004	74	0	0	74	0	$710,000—845,000
Montesa	2004	54	0	0	54	0	$775,000—900,000
Hacienda	2004	33	0	0	33	0	$1,250,000—1,339,000
Tesoro Duets C	2004	44	0	0	44	0	$657,000—699,000

		538	0	46	497	0

Stanislaus County
Lyon Seasons, Modesto	2002	71	59	10	12	14	$296,000—339,000
Walker Ranch, Patterson	2003	119	0	0	119	0	$285,000—345,000

Total consolidated		1,579	516	237	950	79

Project (County) Product	Year of First Delivery	Estimated Number of Homes at Completion(1)	Units Closed as of June 30, 2003	Backlog at June 30, 2003(2)(3)	Lots Owned as of June 30, 2003(4)	Homes Closed for the Six Months Ended June 30, 2003	Sales Price Range(5)

NORTHERN CALIFORNIA (continued)
Unconsolidated joint ventures:
Contra Costa County
Lyon Dorado, San Ramon	2001	54	54	0	0	1	$788,000—1,003,000
Olde Ivy, Brentwood	2003	77	0	16	77	0	$308,000—348,000
Heartland, Brentwood	2003	76	0	14	76	0	$314,000—348,000
Gables, Brentwood	2003	99	0	8	99	0	$317,000—384,000
Overlook, Hercules	2003	133	0	19	133	0	$508,000—553,000
Solano County
Cascade/Paradise Valley, Fairfield	2003	9	2	4	7	2	$586,000—626,000
Brook, Fairfield	2001	121	121	0	0	7	$312,000—359,000
El Dorado County
Lyon Casina, El Dorado Hills	2001	123	66	45	57	26	$365,000—405,000
Lyon Prima, El Dorado Hills	2001	137	50	29	87	11	$405,000—441,000
Placer County
Pinehurst at Morgan Creek	2003	117	0	5	117	0	$486,000—578,000
Cypress at Morgan Creek	2003	73	0	0	73	0	$451,000—511,000

Total unconsolidated joint ventures		1,019	293	140	726	47

NORTHERN CALIFORNIA REGION TOTAL		2,598	809	377	1,676	126

Project (County) Product	Year of First Delivery	Estimated Number of Homes at Completion(1)	Units Closed as of June 30, 2003	Backlog at June 30, 2003(2)(3)	Lots Owned as of June 30, 2003(4)	Homes Closed for the Six Months Ended June 30, 2003	Sales Price Range(5)

SAN DIEGO
Consolidated:
Riverside County
Horsethief Canyon Ranch Series “400”, Corona	1995	554	554	0	0	1	$280,000—307,000
Sycamore Ranch, Fallbrook	1997	195	167	24	28	9	$509,000—690,000
Bridle Creek, Corona	2003	274	0	0	96	0	$413,000—475,000
Willow Glen, Temecula	2003	74	8	28	66	8	$321,000—347,000
Tessera, Beaumont	2003	168	16	47	61	16	$198,000—222,000
Sedona, Murietta	2003	138	0	14	64	0	$348,000—418,000
Montecito Ranch, Corona(6)	2003	83	0	0	83	0	$413,000—432,000
San Diego County
The Groves, Escondido	2001	92	92	0	0	25	$367,000—382,000
The Orchards, Escondido	2002	79	39	30	40	17	$413,000—432,000
Vineyards, Escondido	2002	73	7	7	66	7	$461,000—499,000
Meadows, Escondido	2003	44	0	0	44	0	$378,000—428,000
Sonora Ridge, Chula Vista	2003	168	0	57	86	0	$378,000—428,000
Boardwalk-Spectrum 90, San Diego(6)	2004	90	0	0	90	0	$430,000—473,000

Total consolidated		2,032	883	207	724	83

Unconsolidated joint ventures:
San Diego County
Providence, San Diego	2001	123	120	3	3	46	$587,000—627,000
Tanglewood, San Diego	2002	161	74	62	87	45	$396,000—445,000
Summerwood, San Diego	2002	95	53	32	42	26	$430,000—473,000

Total unconsolidated joint ventures.		379	247	97	132	117

SAN DIEGO REGION TOTAL		2,411	1,130	304	856	200

Project (County) Product	Year of First Delivery	Estimated Number of Homes at Completion(1)	Units Closed as of June 30, 2003	Backlog at June 30, 2003(2)(3)	Lots Owned as of June 30, 2003(4)	Homes Closed for the Six Months Ended June 30, 2003	Sales Price Range(5)

ARIZONA
Consolidated:
Maricopa County
Sage Creek—Arcadia, Avondale	2000	167	167	0	0	1	$137,000—160,000
Mesquite Grove—Parada, Chandler	2001	112	71	35	41	33	$187,000—231,000
Mesquite Grove—Estates, Chandler	2001	93	50	24	43	18	$291,000—327,000
Power Ranch, Gilbert	2001	103	72	22	31	21	$177,000—235,000
Tramonto, Phoenix	2001	76	54	19	22	22	$191,000—254,000
Country Place, Tolleson	2001	115	58	57	57	29	$118,000—140,000
Gateway Crossing I, Gilbert	2003	236	0	52	74	0	$127,000—164,000
Gateway Crossing II, Gilbert	2003	165	0	2	38	0	$166,000—182,000
Mountaingate, Surprise	2004	682	0	23	682	0	$244,000—326,000

ARIZONA REGION TOTAL		1,749	472	234	988	124

Project (County) Product	Year of First Delivery	Estimated Number of Homes at Completion(1)	Units Closed as of June 30, 2003	Backlog at June 30, 2003(2)(3)	Lots Owned as of June 30, 2003(4)	Homes Closed for the Six Months Ended June 30, 2003	Sales Price Range(5)

NEVADA
Consolidated:
Clark County
Topaz Ridge at Summerlin, Las Vegas	2002	89	56	18	33	17	$562,000—620,000
Annendale, North Las Vegas	2001	194	129	37	65	43	$178,000—201,000
Santalina at Summerlin, Las Vegas	2002	74	39	35	35	38	$265,000—291,000
Encanto at Summerlin, Las Vegas	2003	79	33	31	46	33	$350,000—373,000
Calimesa, North Las Vegas	2003	90	44	45	46	44	$165,000—181,000
Iron Mountain, Las Vegas	2003	70	6	23	64	6	$332,000—387,000
Vista Verde, Las Vegas	2003	122	0	6	122	0	$275,000—317,000
Miraleste, Las Vegas	2003	122	0	0	122	0	$350,000—385,000
The Classics, North Las Vegas	2003	227	0	33	227	0	$167,000—189,000
The Springs, North Las Vegas	2003	209	0	5	209	0	$158,000—188,000
The Estates, North Las Vegas	2003	176	0	7	150	0	$185,000—209,000
The Cottages, North Las Vegas	2003	360	0	0	360	0	$132,000—149,000
Granada at Summerlin, Las Vegas	2004	144	0	0	144	0	$241,000—287,000

NEVADA REGION TOTAL		1,956	307	240	1,623	181

GRAND TOTALS:
Consolidated		8,928	2,868	1,232	5,017	552
Unconsolidated joint ventures		2,408	961	275	1,447	273

		11,336	3,829	1,507	6,464	825

(1)	The estimated number of homes to be built at completion is subject to change, and there can be no assurance that the Company will build these homes.
(2)	Backlog consists of homes sold under sales contracts that have not yet closed, and there can be no assurance that closings of sold homes will occur.
(3)	Of the total homes subject to pending sales contracts as of June 30, 2003, 1,374 represent homes completed or under construction and 133 represent homes not yet under construction.
(4)	Lots owned as of June 30, 2003 include lots in backlog at June 30, 2003.
(5)	Sales price range reflects base price only and excludes any lot premium, buyer incentive and buyer selected options, which vary from project to project.
(6)	Project is in a consolidated variable interest entity (See Note 2 of “Notes to Consolidated Financial Statements”).

Net Operating Loss Carryforwards

At December 31, 2002 and 2001, the Company had net operating loss carryforwards for Federal tax purposes of approximately $5.2 million and $8.5 million, respectively, which expire in 2009. In addition, unused recognized built-in losses in the amount of $23.9 million are available to offset future income and expire between 2009 and 2011. The utilization of these losses is limited to $3.2 million of taxable income per year; however, any unused losses in any year may be carried forward for utilization in future years through 2011. The elimination during 2002 of the remaining valuation allowances for deferred tax assets reduced the Company’s estimated overall effective tax rate for the year ended December 31, 2002 from 39.3% to 27.0%. The Company’s ability to utilize the foregoing tax benefits will depend upon the amount of its future taxable income and may be limited under certain circumstances.

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

Inflation

The Company’s revenues and profitability may be affected by increased inflation rates and other general economic conditions. In periods of high inflation, mortgage interest rates likely would rise substantially, which would reduce demand for the Company’s homes. Further, the Company’s profits will be affected by its ability to recover through higher sales prices increases in the costs of land, construction, labor and administrative expenses. The Company’s ability to raise prices at such times will depend upon demand and other competitive factors. In addition, higher interest rates will increase the Company’s borrowing costs and interest expense.

Related Party Transactions

See Note 5 of the Notes to Consolidated Financial Statements for a description of the Company’s transactions with related parties.

Critical Accounting Polices

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and costs and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those which impact its most critical accounting policies. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, the Company’s most critical accounting policies are real estate inventories and cost of sales; impairment of real estate inventories; and sales and profit recognition. Since December 31, 2002, there have been no changes in the Company’s most critical accounting policies, except as described in the following paragraph, and no material changes in the assumptions and estimates used by management.

Variable Interest Entities

Certain land purchase contracts and lot option contracts are accounted for in accordance with Financial Accounting Standards Board Interpretation No. 46 “Consolidation of Variable Interest Entities,” an interpretation of ARB No. 51 (“Interpretation No. 46”). In addition, all joint ventures are reviewed and analyzed under

Interpretation No. 46 to determine whether or not these arrangements are accounted for under the principles of Interpretation No. 46 or other accounting rules. Under Interpretation No. 46, a variable interest entity (“VIE”) is created when (i) the equity investment at risk in the entity is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (ii) the entity’s equity holders as a group either (a) lack direct or indirect ability to make decisions about the entity through voting or similar rights, (b) are not obligated to absorb expected losses of the entity if they occur or (c) do not have the right to receive expected residual returns of the entity if they occur. If an entity is deemed to be a VIE pursuant to Interpretation No. 46, the enterprise that absorbs a majority of the expected losses, receives a majority of the entity’s expected residual returns, or both, is considered the primary beneficiary and must consolidate the VIE. Expected losses and residual returns for VIEs are calculated based on the probability of estimated future cash flows as defined in Interpretation No. 46. Based on the provisions of Interpretation No. 46, whenever the Company enters into a land purchase contract or an option contract for land or lots with an entity and makes a non-refundable deposit, or enters into a joint venture, a VIE may be created and the arrangement is evaluated under Interpretation No. 46. In order to (i) evaluate whether the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support from other parties, (ii) calculate expected losses, expected residual returns and the probability of estimated future cash flows, and (iii) determine whether the Company is the primary beneficiary, the Company must exercise significant judgment regarding the interpretation of the terms of the underlying agreements in light of Interpretation No. 46 and make assumptions regarding future events that may or may not occur. The terms of these agreements are subject to various interpretations and the assumptions used by the Company are inherently uncertain. The use by the Company of different interpretations and/or assumptions could affect the Company’s evaluation as to whether or not land purchase contracts, lot option contracts or joint ventures are VIEs and whether or not the Company is the primary beneficiary of the VIE.

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

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“Interpretation No. 45”). The disclosure requirements of Interpretation No. 45 are effective as of December 31, 2002. The initial recognition and measurement requirements of Interpretation No. 45 are effective on a prospective basis to guarantees issued or modified after December 31, 2002. In the case of a guarantee issued as part of a transaction with multiple elements with an unrelated party, Interpretation No. 45 generally requires the recording at inception of the guarantee of a liability equal to the guarantee’s estimated fair value. In the absence of observable transactions for identical or similar guarantees, estimated fair value will likely be based on the expected present value which is the sum of the estimated probability-weighted range of contingent payments under the guarantee arrangement. The recording of a liability could have a corresponding effect on various of the Company’s financial ratios and other financial and operational indicators. The application of Interpretation No. 45 beginning on January 1, 2003 did not result in the recording of a liability with respect to any guarantees issued or modified by the Company after December 31, 2002. See Notes 3, 4 and 7 of “Notes to Consolidated Financial Statements” for additional information related to the Company’s guarantees.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“Statement No. 148”). Statement No. 148 amends Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“Statement No. 123”) to provide three alternative methods of transition for

Statement No. 123’s fair value method of accounting for stock-based employee compensation for companies that elect to adopt the provisions of Statement No. 123. Transition to the fair value accounting method of Statement No. 123 is not required by Statement No. 148. The Company has elected to use the intrinsic value method of accounting for stock compensation in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) and related interpretations. Statement No. 148 also amends the disclosure provisions of Statement No. 123 to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based compensation on reported net income and earnings per share in annual and interim financial statements. The disclosure provisions of Statement No. 148 are required to be adopted by all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of Statement No. 123 or the intrinsic value method of APB No. 25. The disclosure provisions of Statement No. 148 have been adopted by the Company with appropriate disclosure included in Note 1 of “Notes to Consolidated Financial Statements.”

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities (“Interpretation No. 46”) which addresses the consolidation of variable interest entities (“VIEs”). Under Interpretation No. 46, arrangements that are not controlled through voting or similar rights are accounted for as VIEs. An enterprise is required to consolidate a VIE if it is the primary beneficiary of the VIE. Interpretation No. 46 applies immediately to arrangements created after January 31, 2003 and, with respect to arrangements created before February 1, 2003, the interpretation will apply to the Company beginning on July 1, 2003. Arrangements entered into subsequent to January 31, 2003 have been evaluated under Interpretation No. 46 and, if applicable, accounted for in accordance with Interpretation No. 46.

Under Interpretation No. 46, a VIE is created when (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (ii) equity holders either (a) lack direct or indirect ability to make decisions about the entity through voting or similar rights, (b) are not obligated to absorb expected losses of the entity or (c) do not have the right to receive expected residual returns of the entity if they occur. If an entity is deemed to be a VIE, pursuant to Interpretation No. 46, an enterprise that absorbs a majority of the expected losses or residual returns of the VIE is considered the primary beneficiary and must consolidate the VIE.

Based on the provisions of Interpretation No. 46, the Company has concluded that under certain circumstances when the Company (i) enters into option agreements for the purchase of land or lots from an entity and pays a non-refundable deposit, (ii) enters into land banking arrangements (see Note 7) or (iii) enters into arrangements with a financial partner for the formation of joint ventures which engage in homebuilding and land development activities, a VIE may be created under condition (ii) (b) or (c) of the previous paragraph. The Company may be deemed to have provided subordinated financial support, which refers to variable interests that will absorb some or all of an entity’s expected losses if they occur. For each VIE created, the Company will compute expected losses and residual returns based on the probability of future cash flows as outlined in Interpretation No. 46. If the Company is determined to be the primary beneficiary of the VIE, the assets, liabilities and operations of the VIE will be consolidated with the Company’s financial statements.

Based on the Company’s analysis of arrangements created after January 31, 2003, no VIEs have been created for the period from February 1, 2003 through June 30, 2003 with respect to option agreements or land banking arrangements as identified under clauses (i) and (ii) of the previous paragraph. At June 30, 2003, three joint ventures created after January 31, 2003 have been determined to be VIEs in which the Company is considered the primary beneficiary. Accordingly, the assets, liabilities and operations of these three joint ventures have been consolidated with the Company’s financial statements as of June 30, 2003 and for the three months ended June 30, 2003. Creditors of these VIEs have no recourse against the Company. Supplemental consolidating financial information of the Company, specifically including information for the three joint ventures which have been deemed to be VIEs and for two joint ventures which were previously consolidated, is included in Note 2 of “Notes to Consolidated Financial Statements” to allow investors to determine the nature of assets held and the operations of the combined entities.

The Company has not yet determined the anticipated impact of adopting Interpretation No. 46 for arrangements existing as of January 31, 2003. However, such adoption may require the consolidation in the Company’s third quarter financial statements of the assets, liabilities and operations of certain existing joint ventures, as well as option agreements or land banking arrangements. Because the Company already recognizes its proportionate share of joint venture earnings and losses under the equity method of accounting, the adoption of Interpretation No. 46 will not affect the Company’s consolidated net income.

The consolidation of the assets, liabilities and operations of any joint venture or land banking arrangements would have a corresponding effect on various of the Company’s financial ratios and other financial and operational indicators. Interpretation No. 46 may be applied by restating previously issued financial statements with a cumulative-effect adjustment as of the beginning of the first year restated. See Notes 3 and 7 of “Notes to Consolidated Financial Statements” for additional information regarding joint venture and land banking arrangements.

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

Item 4.    Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report. Although the Company’s disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives, there can be no assurance that such disclosure controls and procedures will always achieve their stated goals under all circumstances.

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the period covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

WILLIAM LYON HOMES

PART II.    OTHER INFORMATION

Items 1, 2, 3 and 5.

Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

(a)  The Company’s Annual Meeting of Holders of Common Stock was held on May 8, 2003. At this meeting of the Holders of Common Stock the following directors were elected to serve on the Company’s Board of Directors until the next Annual Meeting and until their respective successors are elected and qualified:

	Votes for	Votes Withheld
General William Lyon	9,310,935	348,816
Wade H. Cable	9,310,935	348,816
General James E. Dalton	9,647,509	12,242
Richard E. Frankel	9,310,835	348,916
William H. Lyon	9,310,835	348,916
William H. McFarland	9,647,539	12,212
Michael L. Meyer	9,647,409	12,342
Raymond A. Watt	9,647,509	12,242
Randolph W. Westerfield	9,647,439	12,312

In addition, the holders of Common Stock approved the following:

	Votes For	Votes Against	Votes Abstaining (Including Broker Non-Votes)
Ratification of the selection of Ernst & Young LLP as Independent Auditors of the Company for the fiscal year ending December 31, 2003	9,656,453	1,950	1,348

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit No.	Description
10.1

Agreement for Fifth Modification of Deeds of Trust and Other Loan Agreements, dated as of June 6, 2003, by and between William Lyon Homes, Inc., a California corporation, as borrower, and Guaranty Bank, a federal savings bank organized and existing under the laws of the United States (formerly known as “Guaranty Federal Bank, F.S.B.”), as lender.

10.2

Mortgage Warehouse Loan and Security Agreement dated as of June 1, 2003, by and between Duxford Financial, Inc., and/or Bayport Mortgage, L.P., a California Corporation (“Borrower”) and First Tennessee Bank (“Bank”).

31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K

May 8, 2003. A Current Report on Form 8-K was furnished by the Company in reference to a press release announcing the Company’s financial results for the fiscal quarter ended March 31, 2003.

WILLIAM LYON HOMES

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAM LYON HOMES Registrant

Date: August 13, 2003	By:	/s/ MICHAEL D. GRUBBS
MICHAEL D. GRUBBS Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: August 13, 2003	By:	/s/ W. DOUGLASS HARRIS
W. DOUGLASS HARRIS Vice President, Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1

Agreement for Fifth Modification of Deeds of Trust and Other Loan Agreements, dated as of June 6, 2003, by and between William Lyon Homes, Inc., a California corporation, as borrower, and Guaranty Bank, a federal savings bank organized and existing under the laws of the United States (formerly known as “Guaranty Federal Bank, F.S.B.”), as lender.

10.2

Mortgage Warehouse Loan and Security Agreement dated as of June 1, 2003, by and between Duxford Financial, Inc., and/or Bayport Mortgage, L.P., a California Corporation (“Borrower”) and First Tennessee Bank (“Bank”).

31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002