Form 10-Q
period 2003-09-30
WILLIAM LYON HOMES
filed 2003-11-14
CIK 1095996

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

YES  ☒                    NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES  ☒                    NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at November 13, 2003
Common stock, par value $.01	9,739,273

WILLIAM LYON HOMES

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements.

WILLIAM LYON HOMES

CONSOLIDATED BALANCE SHEETS

(in thousands except number of shares and par value per share)

ASSETS
	September 30, 2003	December 31, 2002
	(unaudited)
Cash and cash equivalents	$24,213	$16,694
Receivables	20,212	28,734
Real estate inventories — Notes 2 and 3	756,539	491,952
Investments in and advances to unconsolidated joint ventures — Note 3	46,992	65,404

Property and equipment, less accumulated depreciation of $6,303 and $5,435 at September 30, 2003 and December 31, 2002, respectively	1,546	2,131
Deferred loan costs	8,909	1,341
Goodwill — Note 1	5,896	5,896
Other assets	8,985	5,429

	$873,292	$617,581

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$55,121	$34,881
Accrued expenses	69,543	54,312
Notes payable	183,030	195,786
10 3/4% Senior Notes due April 1, 2013 — Note 4	246,350	—
12 1/2% Senior Notes due July 1, 2003 — Note 4	—	70,279

	554,044	355,258

Minority interest in consolidated entities — Notes 2 and 3	109,376	80,647

Stockholders’ equity — Note 6

Common stock, par value $.01 per share; 30,000,000 shares authorized; 9,735,873 and 9,728,747 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	97	97
Additional paid-in capital	103,247	108,592
Retained earnings	106,528	72,987

	209,872	181,676

	$873,292	$617,581

See accompanying notes.

WILLIAM LYON HOMES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands except per common share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Operating revenue
Home sales	$212,598	$176,351	$422,702	$393,386
Lots, land and other sales	—	6,647	17,000	7,178
Management fees	1,462	2,371	5,553	5,925

	214,060	185,369	445,255	406,489

Operating costs
Cost of sales — homes	(176,553)	(149,967)	(350,370)	(337,088)
Cost of sales — lots, land and other	(36)	(6,687)	(10,838)	(7,556)
Sales and marketing	(8,104)	(5,968)	(18,402)	(15,873)
General and administrative	(10,488)	(10,049)	(31,654)	(25,645)

	(195,181)	(172,671)	(411,264)	(386,162)

Equity in income of unconsolidated joint ventures — Note 3	4,658	5,178	19,734	10,686

Operating income	23,537	17,876	53,725	31,013
Other income, net	829	1,086	2,226	1,597
Minority equity in loss of consolidated entities — Note 2	35	—	47	—

Income before provision for income taxes	24,401	18,962	55,998	32,610
Provision for income taxes — Note 1	(9,534)	(5,212)	(22,457)	(8,715)

Net income	$14,867	$13,750	$33,541	$23,895

Earnings per common share — Note 1
Basic	$1.52	$1.34	$3.43	$2.31

Diluted	$1.49	$1.30	$3.37	$2.25

See accompanying notes.

WILLIAM LYON HOMES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2003

(in thousands)

(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total
	Shares	Amount
Balance — December 31, 2002	9,729	$97	$108,592	$72,987	$181,676

Issuance of common stock upon exercise of stock options — Note 6	207	2	1,833	—	1,835

Purchase and retirement of common stock — Note 6	(200)	(2)	(7,178)	—	(7,180)
Net income	—	—	—	33,541	33,541

Balance — September 30, 2003	9,736	$97	$103,247	$106,528	$209,872

See accompanying notes.

WILLIAM LYON HOMES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2003	2002
Operating activities
Net income	$33,541	$23,895
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	868	966
Equity in income of unconsolidated joint ventures	(19,734)	(10,686)
Minority equity in loss of consolidated joint ventures	(47)	—
Provision for income taxes	22,457	8,715
Net changes in operating assets and liabilities:
Receivables	(1,828)	3,192
Real estate inventories	(264,470)	(77,654)
Deferred loan costs	(7,568)	444
Other assets	(3,556)	(2,143)
Accounts payable	20,240	9,674
Accrued expenses	(7,226)	(10,565)

Net cash used in operating activities	(227,323)	(54,162)

Investing activities
Investments in and advances to unconsolidated joint ventures	(6,956)	(5,895)
Distributions of income from unconsolidated joint ventures	23,857	14,599
Distributions of capital from unconsolidated joint ventures	21,245	9,670
Mortgage notes receivable originations/issuances	(248,897)	(217,101)
Mortgage notes receivable sales/repayments	259,247	221,647
Purchases of property and equipment	(283)	(1,123)

Net cash provided by investing activities	48,213	21,797

Financing activities
Proceeds from borrowing on notes payable	717,957	638,570
Principal payments on notes payable	(730,713)	(599,441)
Repayment of 12 1/2% Senior Notes	(70,279)	—
Issuance of 10 3/4% Senior Notes	246,233	—
Common stock issued for exercised options	1,835	1,088
Common stock purchased	(7,180)	(15,018)
Minority interest contributions (distributions), net	28,776	—

Net cash provided by financing activities	186,629	25,199

Net increase (decrease) in cash and cash equivalents	7,519	(7,166)
Cash and cash equivalents — beginning of period	16,694	19,751

Cash and cash equivalents — end of period	$24,213	$12,585

Supplemental disclosures of cash flow information
Cash paid during the period for interest, net of amounts capitalized	$(13,317)	$312

Contribution of land to unconsolidated joint venture	$—	$2,000

Issuance of notes payable for land acquisitions	$—	$25,942

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

The interim consolidated financial statements have been prepared in accordance with the Company’s customary accounting practices. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a presentation in accordance with accounting principles generally accepted in the United States have been included. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities as of September 30, 2003 and December 31, 2002 and revenues and expenses for the periods presented. Accordingly, actual results could differ materially from those estimates in the near-term.

The consolidated financial statements include the accounts of the Company and all majority-owned and controlled subsidiaries and joint ventures, and certain joint ventures and other entities created after January 31, 2003 which have been determined to be variable interest entities in which the Company is considered the primary beneficiary (see Note 2). Investments in joint ventures in which the Company has a 50% or less voting or economic interest (and thus are not controlled by the Company) and which were created prior to February 1, 2003 and investments in joint ventures which have not been determined to be variable interest entities in which the Company is considered the primary beneficiary are accounted for using the equity method. The accounting policies of the joint ventures are substantially the same as those of the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

The amount paid for business acquisitions over the net fair value of assets acquired and liabilities assumed is reflected as goodwill and, until January 1, 2002 was being amortized on a straight-line basis over seven years. Accumulated amortization was $2,793,000 as of December 31, 2001. In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement No. 142”), effective for fiscal years beginning after December 15, 2001. Under the new rule, goodwill is no longer amortized but is subject to impairment tests in accordance with Statement No. 142. As of September 30, 2003, the Company believes there have been no indicators of impairment related to the Company’s goodwill.

A provision for warranty costs relating to the Company’s limited warranty plans is included in cost of sales at the time the home sale is recorded. The Company generally reserves one percent of the sales price of its homes against the possibility of future charges relating to its one-year limited warranty and similar potential claims. Factors that affect the Company’s warranty liability include the number of homes under warranty, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary. Changes in the Company’s warranty liability during the nine months ended September 30 are as follows (in thousands):

	September 30,
	2003	2002
Warranty liability, beginning of period	$4,287	$2,598
Warranty provision during period	3,370	3,152
Warranty settlements during period	(4,162)	(2,637)

Warranty liability, end of period	$3,495	$3,113

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

Earnings per share amounts for all periods presented conform to Financial Accounting Standards Board Statement of Financial Accounting Standards No. 128, Earnings Per Share. Basic and diluted earnings per common share for the three months ended September 30, 2003 are based on 9,808,252 and 9,993,462 weighted average shares of common stock outstanding, respectively. Basic and diluted earnings per common share for the nine months ended September 30, 2003 are based on 9,790,804 and 9,961,762 weighted average shares of common stock outstanding, respectively. Basic and diluted earnings per common share for the three months ended September 30, 2002 are based on 10,272,526 and 10,547,213 weighted average shares of common stock outstanding, respectively. Basic and diluted earnings per common share for the nine months ended September 30, 2002 are based on 10,359,996 and 10,637,464 weighted average shares of common stock outstanding, respectively.

At September 30, 2003, the Company had stock plans, which are described more fully in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) and related interpretations. No stock-based employee compensation cost is reflected

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per common share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“Statement No. 123”) to stock-based employee plans (in thousands, except per common share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income, as reported	$14,867	$13,750	$33,541	$23,895
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(18)	(235)	(362)	(704)

Net income, as adjusted	$14,849	$13,515	$33,179	$23,191

Earnings per common share:
Basic — as reported	$1.52	$1.34	$3.43	$2.31

Basic — as adjusted	$1.51	$1.32	$3.39	$2.24

Diluted — as reported	$1.49	$1.30	$3.37	$2.25

Diluted — as adjusted	$1.49	$1.28	$3.33	$2.18

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

Note 2 — Consolidation of Variable Interest Entities

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities (“Interpretation No. 46”) which addresses the consolidation of variable interest entities (“VIEs”). Under Interpretation No. 46, arrangements that are not controlled through voting or similar rights are accounted for as VIEs. An enterprise is required to consolidate a VIE if it is the primary beneficiary of the VIE. Interpretation No. 46 applies immediately to arrangements created after January 31, 2003 and, with respect to arrangements created before February 1, 2003, the interpretation will apply to the Company as of December 31,

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

2003. Arrangements entered into subsequent to January 31, 2003 have been evaluated under Interpretation No. 46 and, if applicable, accounted for in accordance with Interpretation No. 46.

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

Based on the Company’s analysis of arrangements created after January 31, 2003, no VIEs have been created for the period from February 1, 2003 through September 30, 2003 with respect to option agreements as identified under clause (i) of the previous paragraph. At September 30, 2003, three joint ventures and one land banking arrangement created after January 31, 2003 have been determined to be VIEs under Interpretation No. 46 in which the Company is considered the primary beneficiary. Accordingly, the assets, liabilities and operations of these three joint ventures and one land banking arrangement have been consolidated with the Company’s financial statements as of September 30, 2003 and for the three and nine months ended September 30, 2003. Supplemental consolidating financial information of the Company, specifically including information for the three joint ventures and one land banking arrangement which have been determined to be VIEs under Interpretation No. 46 and for two joint ventures which were previously consolidated (see Note 3), is presented below to allow investors to determine the nature of assets held and the operations of the consolidated entities. Investments in consolidated joint ventures are presented using the equity method of accounting. Consolidated real estate inventories include land deposits under option agreements or land banking arrangements (excluding the consolidated land banking arrangement as previously described in this paragraph) (see Note 7) of $43,268,000 and $37,443,000 at September 30, 2003 and December 31, 2002, respectively.

The three joint ventures which have been determined to be VIEs are each engaged in homebuilding and land development activities which will result in an estimated total of 262 homes at completion. The homes are expected to be constructed and sold in phases over a two-to-three year period with approximate base sales prices ranging from $410,000 to $475,000. No homes have closed as of September 30, 2003. These joint ventures have not obtained construction financing from outside lenders, but are financing their activities through equity contributions from each of the joint venture partners. Creditors of these VIE’s have no recourse against the general credit of the Company. Income allocations and cash distributions to the Company are based on predetermined formulas between the Company and the joint venturers as specified in the applicable partnership or operating agreements. The Company generally receives, after partners’ priority returns and return of partners’ capital, approximately 50% of the profits and cash flows from the joint ventures.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The land banking arrangement which has been determined to be a VIE was entered into effective on September 29, 2003. Under this arrangement, the Company transferred to an entity owned by a third party the Company’s right to purchase certain real estate assets (lots) from a joint venture whose financial statements have previously been consolidated with the Company’s financial statements (see Note 3). Concurrently, the Company entered into an option agreement with the entity owned by a third party whereby the Company agreed to acquire lots in staged takedowns through August 15, 2005. The Company made a non-refundable deposit of $14,418,000 and the entity owned by a third party made an equity contribution of $42,214,000 to purchase the lots from the joint venture for a total price of $56,632,000 (which included a $16,441,000 preferred return to the outside partner of the joint venture). The Company is under no obligation to purchase the lots, but would forfeit remaining deposits if the lots were not purchased. The Company does not have legal title to the entity owned by a third party and has not guaranteed its liabilities. The total purchase price under the option agreement is $60,848,550 plus a 10 1/4% preferred return on invested capital to the outside third party. The property consists of 128 single-family lots and 22 high-density lots on which the Company will construct 128 single-family homes on the single-family lots and 44 duplex condominium units on the high-density lots. The homes are expected to be constructed and sold in phases over a two-to-three year period with approximate base sales prices ranging from $680,000 to $930,000. No lots have been taken down and no homes have closed as of September 30, 2003. The intercompany sales and related profits have been eliminated in consolidation.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET BY FORM OF OWNERSHIP

(in thousands)

	September 30, 2003
		Consolidated Entities
	Wholly- Owned	Variable Interest Entities Under Interpretation No. 46	Joint Ventures Previously Consolidated	Elimination Entries	Consolidated Total

ASSETS

Cash and cash equivalents	$20,659	$1,755	$1,799	$—	$24,213
Receivables	18,817	41	1,354	—	20,212
Real estate inventories	623,300	97,671	35,568	—	756,539
Investments in and advances to unconsolidated joint ventures	46,992	—	—	—	46,992
Investments in consolidated entities	28,671	—	—	(28,671)	—
Other assets	25,336	—	—	—	25,336
Intercompany receivables	22	—	6,427	(6,449)	—

	$763,797	$99,467	$45,148	$(35,120)	$873,292

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued expenses	$118,118	$2,618	$3,928	$—	$124,664
Notes payable	183,030	—	—	—	183,030
10 3/4% Senior Notes due April 1, 2013	246,350	—	—	—	246,350
Intercompany payables	6,427	22	—	(6,449)	—

Total liabilities	553,925	2,640	3,928	(6,449)	554,044
Minority interest in consolidated entities	—	—	—	109,376	109,376
Owners’ capital
William Lyon Homes	—	18,323	10,348	(28,671)	—
Others	—	78,504	30,872	(109,376)	—
Stockholders’ equity	209,872	—	—	—	209,872

	$763,797	$99,467	$45,148	$(35,120)	$873,292

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET BY FORM OF OWNERSHIP

(in thousands)

	December 31, 2002
		Consolidated Entities
	Wholly- Owned	Variable Interest Entities Under Interpretation No. 46	Joint Ventures Previously Consolidated	Elimination Entries	Consolidated Total

ASSETS

Cash and cash equivalents	$14,404	$—	$2,290	$—	$16,694
Receivables	28,734	—	—	—	28,734
Real estate inventories	390,103	—	101,849	—	491,952
Investments in and advances to unconsolidated joint ventures	65,404	—	—	—	65,404
Investments in consolidated entities	19,937	—	—	(19,937)	—
Other assets	14,797	—	—	—	14,797
Intercompany receivables	—	—	951	(951)	—

	$533,379	$—	$105,090	$(20,888)	$617,581

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued expenses	$84,687	$—	$4,506	$—	$89,193
Notes payable	195,786	—	—	—	195,786
12 1/2% Senior Notes due July 1, 2003	70,279	—	—	—	70,279
Intercompany payables	951	—	—	(951)	—

Total liabilities	351,703	—	4,506	(951)	355,258

Minority interest in consolidated entities	—	—	—	80,647	80,647
Owners’ capital
William Lyon Homes	—	—	19,937	(19,937)	—
Others	—	—	80,647	(80,647)	—
Stockholders’ equity	181,676	—	—	—	181,676

	$533,379	$—	$105,090	$(20,888)	$617,581

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

CONDENSED CONSOLIDATING STATEMENT OF INCOME BY FORM OF OWNERSHIP

(in thousands)

	Three Months Ended September 30, 2003
		Consolidated Entities
	Wholly- Owned	Variable Interest Entities Under Interpretation No. 46	Joint Ventures Previously Consolidated	Elimination Entries	Consolidated Total
Operating revenue
Sales	$212,598	$—	$97,443	$(97,443)	$212,598
Management fees	1,462	—	—	—	1,462

	214,060	—	97,443	(97,443)	214,060

Operating costs
Cost of sales	(176,589)	—	(75,700)	75,700	(176,589)
Sales and marketing	(7,803)	(239)	(62)	—	(8,104)
General and administrative	(10,488)	—	—	—	(10,488)

	(194,880)	(239)	(75,762)	75,700	(195,181)

Equity in income of unconsolidated joint ventures	4,658	—	—	—	4,658

Equity in income (loss) of consolidated entities	(260)	—	—	260	—

Operating income (loss)	23,578	(239)	21,681	(21,483)	23,537
Other income, net	823	—	6	—	829
Minority equity in income of consolidated entities	—	35	(21,743)	21,743	35

Income (loss) before provision for income taxes	24,401	(204)	(56)	260	24,401
Provision for income taxes	(9,534)	—	—	—	(9,534)

Net income (loss)	$14,867	$(204)	$(56)	$260	$14,867

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

CONDENSED CONSOLIDATING STATEMENT OF INCOME BY FORM OF OWNERSHIP

(in thousands)

	Nine Months Ended September 30, 2003
		Consolidated Entities
	Wholly- Owned	Variable Interest Entities Under Interpretation No. 46	Joint Ventures Previously Consolidated	Elimination Entries	Consolidated Total
Operating revenue
Sales	$439,702	$—	$120,684	$(120,684)	$439,702
Management fees	5,553	—	—	—	5,553

	445,255	—	120,684	(120,684)	445,255

Operating costs
Cost of sales	(361,208)	—	(98,941)	98,941	(361,208)
Sales and marketing	(17,743)	(349)	(310)	—	(18,402)
General and administrative	(31,654)	—	—	—	(31,654)

	(410,605)	(349)	(99,251)	98,941	(411,264)

Equity in income of unconsolidated joint ventures	19,734	—	—	—	19,734

Equity in income (loss) of consolidated entities	(587)	—	—	587	—

Operating income (loss)	53,797	(349)	21,433	(21,156)	53,725
Other income, net	2,201	6	19	—	2,226
Minority equity in income of consolidated entities	—	47	(21,743)	21,743	47

Income (loss) before provision for income taxes	55,998	(296)	(291)	587	55,998
Provision for income taxes	(22,457)	—	—	—	(22,457)

Net income (loss)	$33,541	$(296)	$(291)	$587	$33,541

The Company has not yet determined the anticipated impact of adopting Interpretation No. 46 for arrangements existing as of January 31, 2003. However, such adoption will likely require the consolidation in the Company’s financial statements as of December 31, 2003 of the assets, liabilities and operations on a prospective basis of certain existing joint ventures, option agreements or land banking arrangements. Because the Company already recognizes its proportionate share of joint venture earnings and losses under the equity method of accounting, the adoption of Interpretation No. 46 will not affect the Company’s consolidated net income.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

Note 3 — Investments in and Advances to Unconsolidated Joint Ventures

The Company and certain of its subsidiaries are general partners or members in joint ventures involved in the development and sale of residential projects. The consolidated financial statements of the Company include the accounts of the Company and all majority-owned and controlled subsidiaries and joint ventures, and certain joint ventures created after January 31, 2003 which have been determined to be variable interest entities in which the Company is considered the primary beneficiary (see Note 2). The financial statements of joint ventures in which the Company has a 50% or less voting or economic interest (and thus are not controlled by the Company) and which were created prior to February 1, 2003 and the financial statements of joint ventures which have not been determined to be variable interest entities in which the Company is considered the primary beneficiary are not consolidated with the Company’s financial statements. The Company’s investments in unconsolidated joint ventures are accounted for using the equity method. Condensed combined financial information of these unconsolidated joint ventures as of September 30, 2003 and December 31, 2002 is summarized as follows:

CONDENSED COMBINED BALANCE SHEETS

(in thousands)

	September 30, 2003	December 31, 2002
	(unaudited)
ASSETS
Cash and cash equivalents	$9,775	$18,023
Receivables	8,334	13,017
Real estate inventories	241,603	234,896
Investment in unconsolidated joint venture	21,525	—
Other assets	57	—

	$281,294	$265,936

LIABILITIES AND OWNERS’ CAPITAL
Accounts payable	$14,260	$14,640
Accrued expenses	2,623	4,535
Notes payable	148,816	90,086
Advances from William Lyon Homes	2,924	7,498

	168,623	116,759

Owners’ capital
William Lyon Homes	44,068	57,906
Others	68,603	91,271

	112,671	149,177

	$281,294	$265,936

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

CONDENSED COMBINED STATEMENTS OF INCOME

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Operating revenue
Home sales	$51,338	$79,230	$190,677	$196,541
Land sale	—	—	8,440	17,079

	51,338	79,230	199,117	213,620
Operating costs
Cost of sales — homes	(39,538)	(65,598)	(147,215)	(165,579)
Cost of sales — land	—	—	(8,132)	(13,542)
Sales and marketing	(1,711)	(2,380)	(5,806)	(7,111)

Operating income	10,089	11,252	37,964	27,388
Other income (expense), net	(556)	73	(756)	43

Net income	$9,533	$11,325	$37,208	$27,431

Allocation to owners
William Lyon Homes	$4,658	$5,178	$19,734	$10,686
Others	4,875	6,147	17,474	16,745

	$9,533	$11,325	$37,208	$27,431

Income allocations and cash distributions to the Company are based on predetermined formulas between the Company and the joint venture partners as specified in the applicable partnership or operating agreements. The Company generally receives, after partners’ priority returns and return of partners’ capital, approximately 50% of the profits and cash flows from joint ventures.

Certain joint ventures have obtained financing from construction lenders which amounted to $148,816,000 at September 30, 2003. As common practice required by commercial lenders, all of the joint ventures that have obtained financing are obligated to repay loans to a level such that they do not exceed certain required loan-to-value or loan-to-cost ratios. Each lender has the right to test the ratios by appraising the property securing the loan at the time. Either a decrease in the value of the property securing the loan or an increase in the construction costs could trigger this pay down obligation. The term of the obligation corresponds with the term of the loan and is limited to the outstanding loan balance. All of the joint ventures that have obtained such financing are in the form of limited partnerships of which the Company is the general partner. While historically all liabilities of these partnerships have been satisfied out of the assets of such partnerships and while the Company believes that this will continue in the future, the Company, as general partner, is potentially responsible for all liabilities and indebtedness of these partnerships. In addition, the Company has provided unsecured environmental indemnities to some of the lenders who provide loans to the partnerships. The Company has also provided completion guarantees for some of the limited partnerships under their credit facilities.

During the nine months ended September 30, 2003, one of the joint ventures in which the Company is a general partner completed a land sale to the Company for $8,440,000 resulting in no gain or loss to the joint venture. During the nine months ended September 30, 2002, one of the joint ventures in which the Company is a general partner completed a land sale to the Company for $17,079,000 resulting in a profit of approximately $3,537,000, all of which was allocated to the Company’s outside partner as preferred return in accordance with the joint venture agreement.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

During the year ended December 31, 2002, one of the Company’s existing unconsolidated joint ventures (“Existing Venture”) was restructured such that the Company was required to purchase the 538 lots owned by the Existing Venture on a specified takedown basis through October 15, 2003 at a purchase price equal to the future cost of such lots including a 20% preferred return on invested capital to the outside partner of the Existing Venture. During the year ended December 31, 2002, the first 242 lots were purchased from the Existing Venture for $64,468,000, which includes a $12,493,000 preferred return to the outside partner of the Existing Venture. The 242 lots were purchased by a newly formed joint venture (“New Venture”) between the Company and an outside partner. The Company is required to purchase the 242 lots owned by the New Venture on a specified takedown basis through May 15, 2004 at a purchase price equal to $74,210,000 plus a 13 1/2% preferred return on invested capital to the outside partner of the New Venture. Because the Company is required to purchase the lots owned by both the Existing Venture and the New Venture, and the Company now controls both ventures, the financial statements of both ventures have been consolidated with the Company’s financial statements as of September 30, 2003, including real estate inventories of $35,568,000 and minority interest in consolidated joint ventures of $30,872,000. During the year ended December 31, 2002, an additional 44 lots were purchased from the Existing Venture for $19,765,000, which included a $3,953,000 preferred return to the outside partner of the Existing Venture. The 44 lots were purchased through a land banking arrangement (see Note 7 for additional information regarding the Company’s land banking arrangements). During the nine months ended September 30, 2003, an additional 219 lots were purchased from the Existing Venture for $74,896,000, which included a $21,743,000 preferred return to the outside partner of the Existing Venture. These purchases included (1) 172 lots which were purchased from the Existing Venture under a land banking arrangement (see Note 2) for $56,632,000, which included a $16,441,000 preferred return to the outside partner of the Existing Venture and (2) 47 lots which were purchased by the New Venture from the Existing Venture for $18,264,000, which included a $5,302,000 preferred return to the outside partner of the Existing Venture. During the nine months ended September 30, 2003, the Company purchased 150 lots from the New Venture for $45,788,000, all of which was paid to the outside partner as a return of capital. The intercompany sales and related profits have been eliminated in consolidation.

During the nine months ended September 30, 2003, the Company’s wholly-owned subsidiary William Lyon Homes Inc., a California corporation, (“California Lyon”), and two unaffiliated parties formed a series of limited liability companies (“Development LLCs”) for the purpose of acquiring three parcels of land totaling 236 acres in Irvine and Tustin, California (formerly part of the Tustin Marine Corps Air Station) and developing the land into 1,910 residential homesites. The development process is anticipated to be completed by mid 2004 at which time California Lyon will be required under certain specific conditions to purchase approximately one half in value of the lots. California Lyon has an indirect, minority interest in the Development LLCs, which are the borrowers under two secured lines of credit. Advances under the lines of credit are to be used to pay acquisition and development costs and expenses. The lines of credit are secured by deeds of trust on the real property and improvements thereon owned by the Development LLCs, as well as pledges of all net sale proceeds, related contracts and other ancillary property. The maximum commitment amounts under the lines of credit are limited by specified agreed loan-to-value ratios. The maximum commitment amount under the line of credit that closed in January 2003 (“First Line of Credit”) is $35,000,000. Subject to specified terms and conditions, California Lyon and the other direct and indirect members of the Development LLC that is the borrower under the First Line of Credit, including certain affiliates of such other members, each (i) have guaranteed to the bank the repayment of the Development LLC’s indebtedness under the First Line of Credit, completion of certain infrastructure improvements to the land, payment of necessary loan remargining obligations, and the Development LLC’s performance under its environmental indemnity and covenants, and (ii) have agreed to take all actions and pay all amounts to assure that the Development LLC is in compliance with financial covenants. The maximum commitment amount under the line of credit that closed in March 2003 (“Second Line of Credit”)

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

is $105,000,000. Although the guarantee obligations of the other direct and indirect members of the Development LLC that is the borrower under the Second Line of Credit, and certain of their affiliates, are similar in nature to those under the First Line of Credit, California Lyon does not have any such guarantee obligations to the banks under the Second Line of Credit. However, California Lyon has posted letters of credit equal to approximately $24,600,000 to secure its obligations as well as the Development LLCs’ obligations to the banks under both lines of credit. Further, California Lyon and the other direct and indirect members of the Development LLCs, including certain affiliates of such other members, have entered into reimbursement and indemnity agreements to allocate any liability arising from each line of credit, including the related guarantees and letters of credit. California Lyon’s parent company, William Lyon Homes, a Delaware corporation (“Delaware Lyon”) has entered into joinder agreements to be jointly and severally liable for California Lyon’s obligations under the reimbursement and indemnity agreements. While the reimbursement and indemnity agreements provide that liability is generally allocated in accordance with the members’ percentage interests in the Development LLCs’ distributions, Delaware Lyon and California Lyon may be liable for the full amount of the obligations guaranteed to the banks in certain specified circumstances, such as those involving the default, willful misconduct or gross negligence of California Lyon. As of September 30, 2003 the outstanding indebtedness under the First Line of Credit was $33,000,000 and the outstanding indebtedness under the Second Line of Credit was $99,200,000.

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

The 10 3/4% Senior Notes due 2013 are senior unsecured obligations of California Lyon and are unconditionally guaranteed on a senior unsecured basis by William Lyon Homes, a Delaware corporation (“Delaware Lyon”), which is the parent company of California Lyon, and all of its existing and certain of its future restricted subsidiaries. The notes and the guarantees rank senior to all of the Company’s and the guarantors’ debt that is expressly subordinated to the notes and the guarantees, but are effectively subordinated to all of the Company’s and the guarantors’ senior secured indebtedness to the extent of the value of the assets securing that indebtedness. At September 30, 2003, the Company had approximately $175,233,000 of secured indebtedness and approximately $80,548,000 of additional secured indebtedness available to be borrowed under the Company’s credit facilities, as limited by the Company’s borrowing base formulas. Interest on the 10 3/4% Senior Notes is payable on April 1 and October 1 of each year, commencing October 1, 2003.

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONSOLIDATING BALANCE SHEET

September 30, 2003

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
ASSETS
Cash and cash equivalents	$—	$16,709	$3,229	$4,275	$—	$24,213
Receivables	—	10,377	8,348	1,487	—	20,212
Real estate inventories	—	623,238	62	133,239	—	756,539
Investments in and advances to unconsolidated joint ventures	—	46,992	—	—	—	46,992
Property and equipment, net	—	874	672	—	—	1,546
Deferred loan costs	—	8,909	—	—	—	8,909
Goodwill	—	5,896	—	—	—	5,896
Other assets	—	8,021	964	—	—	8,985
Investments in subsidiaries	209,872	20,977	—	—	(230,849)	—

	$209,872	$741,993	$13,275	$139,001	$(230,849)	$873,292

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$—	$48,287	$288	$6,546	$—	$55,121
Accrued expenses	—	66,847	2,528	168	—	69,543
Notes payable	—	175,233	7,797	—	—	183,030
10 3/4% Senior Notes	—	246,350	—	—	—	246,350

Total liabilities	—	536,717	10,613	6,714	—	554,044
Minority interest in consolidated joint ventures	—	—	—	109,376	—	109,376
Stockholders’ equity	209,872	205,276	2,662	22,911	(230,849)	209,872

	$209,872	$741,993	$13,275	$139,001	$(230,849)	$873,292

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

CONSOLIDATING STATEMENT OF INCOME

Three Months Ended September 30, 2003

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$193,836	$18,762	$97,443	$(97,443)	$212,598
Management fees	—	1,462	—	—	—	1,462

	—	195,298	18,762	97,443	(97,443)	214,060

Operating costs
Cost of sales	—	(159,904)	(16,685)	(75,700)	75,700	(176,589)
Sales and marketing	—	(6,943)	(861)	(300)	—	(8,104)
General and administrative	—	(10,441)	(47)	—	—	(10,488)

	—	(177,288)	(17,593)	(76,000)	75,700	(195,181)

Equity in income of unconsolidated joint ventures	—	4,658	—	—	—	4,658

Income from subsidiaries	14,867	570	—	—	(15,437)	—

Operating income (loss)	14,867	23,238	1,169	21,443	(37,180)	23,537
Other income, net	—	256	410	163	—	829
Minority equity in income of consolidated joint ventures	—	35	—	(21,743)	21,743	35

Income (loss) before provision for income taxes	14,867	23,529	1,579	(137)	(15,437)	24,401
Provision for income taxes	—	(9,534)	—	—	—	(9,534)

Net income (loss)	$14,867	$13,995	$1,579	$(137)	$(15,437)	$14,867

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

CONSOLIDATING STATEMENT OF INCOME

Three Months Ended September 30, 2002

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$158,489	$24,509	$64,467	$(64,467)	$182,998
Management fees	—	2,371	—	—	—	2,371

	—	160,860	24,509	64,467	(64,467)	185,369

Operating costs
Cost of sales	—	(136,310)	(20,344)	(51,974)	51,974	(156,654)
Sales and marketing	—	(5,111)	(826)	(31)	—	(5,968)
General and administrative	—	(9,955)	(94)	—	—	(10,049)

	—	(151,376)	(21,264)	(52,005)	51,974	(172,671)

Equity in income of unconsolidated joint ventures	—	5,178	—	—	—	5,178

Income from subsidiaries	13,750	2,697	—	—	(16,447)	—

Operating income	13,750	17,359	3,245	12,462	(28,940)	17,876
Other income, net	—	298	666	122	—	1,086
Minority equity in income of consolidated joint ventures	—	—	—	(12,493)	12,493	—

Income before provision for income taxes	13,750	17,657	3,911	91	(16,447)	18,962
Provision for income taxes	—	(5,212)	—	—	—	(5,212)

Net income	$13,750	$12,445	$3,911	$91	$(16,447)	$13,750

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

CONSOLIDATING STATEMENT OF INCOME

Nine Months Ended September 30, 2003

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$392,082	$47,620	$120,684	$(120,684)	$439,702
Management fees	—	5,553	—	—	—	5,553

	—	397,635	47,620	120,684	(120,684)	445,255

Operating costs
Cost of sales	—	(318,937)	(42,271)	(98,941)	98,941	(361,208)
Sales and marketing	—	(15,637)	(2,105)	(660)	—	(18,402)
General and administrative	—	(31,487)	(167)	—	—	(31,654)

	—	(366,061)	(44,543)	(99,601)	98,941	(411,264)

Equity in income of unconsolidated joint ventures	—	19,734	—	—	—	19,734

Income from subsidiaries	33,541	1,472	—	—	(35,013)	—

Operating income (loss)	33,541	52,780	3,077	21,083	(56,756)	53,725
Other income, net	—	1,209	649	368	—	2,226
Minority equity in income of consolidated joint ventures	—	47	—	(21,696)	21,696	47

Income (loss) before provision for income taxes	33,541	54,036	3,726	(245)	(35,060)	55,998
Provision for income taxes	—	(22,457)	—	—	—	(22,457)

Net income (loss)	$33,541	$31,579	$3,726	$(245)	$(35,060)	$33,541

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

CONSOLIDATING STATEMENT OF INCOME

Nine Months Ended September 30, 2002

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$334,253	$66,311	$64,467	$(64,467)	$400,564
Management fees	—	5,925	—	—	—	5,925

	—	340,178	66,311	64,467	(64,467)	406,489

Operating costs
Cost of sales	—	(288,361)	(56,283)	(51,974)	51,974	(344,644)
Sales and marketing	—	(13,263)	(2,579)	(31)	—	(15,873)
General and administrative	—	(25,395)	(233)	(17)	—	(25,645)

	—	(327,019)	(59,095)	(52,022)	51,974	(386,162)

Equity in income of unconsolidated joint ventures	—	10,686	—	—	—	10,686

Income from subsidiaries	23,895	5,883	—	—	(29,778)	—

Operating income (loss)	23,895	29,728	7,216	12,445	(42,271)	31,013
Other income, net	—	326	968	303	—	1,597
Minority equity in income of consolidated joint ventures	—	—	—	(12,493)	12,493	—

Income before provision for income taxes	23,895	30,054	8,184	255	(29,778)	32,610
Provision for income taxes	—	(8,715)	—	—	—	(8,715)

Net income	$23,895	$21,339	$8,184	$255	$(29,778)	$23,895

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended September 30, 2003

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating activities
Net income (loss)	$33,541	$31,579	$3,726	$(245)	$(35,060)	$33,541
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	—	555	313	—	—	868
Equity in income of unconsolidated joint ventures	—	(19,734)	—	—	—	(19,734)
Minority equity in loss of consolidated joint ventures	—	—	—	(47)	—	(47)
Equity in earnings of subsidiaries	(33,541)	(1,472)	—	—	35,013	—
Provision for income taxes	—	22,457	—	—	—	22,457
Net changes in operating assets and liabilities:
Receivables	—	(1,728)	1,251	(1,351)	—	(1,828)
Intercompany receivables/payables	(586)	586	—	—	—	—
Real estate inventories	—	(233,064)	(15)	(31,391)	—	(264,470)
Deferred loan costs	586	(8,154)	—	—	—	(7,568)
Other assets	—	(3,582)	26	—	—	(3,556)
Accounts payable	—	20,511	(1,873)	1,602	—	20,240
Accrued expenses	—	(6,374)	(845)	(7)	—	(7,226)

Net cash (used in) provided by operating activities	—	(198,420)	2,583	(31,439)	(47)	(227,323)

Investing activities
Net change in investment in unconsolidated joint ventures	—	37,951	195	—	—	38,146
Payments on (issuance of) notes receivable, net	—	8	10,342	—	—	10,350
Purchases of property and equipment	—	(252)	(31)	—	—	(283)
Investment in subsidiaries	—	(3,687)	—	—	3,687	—
Advances to affiliates	75,624	(74,234)	—	—	(1,390)	—

Net cash provided by (used in) investing activities	75,624	(40,214)	10,506	—	2,297	48,213

Financing activities
Proceeds from borrowings on notes payable	—	470,285	247,672	—	—	717,957
Principal payments on notes payable	—	(472,699)	(258,014)	—	—	(730,713)
Repayment of 12 1/2% Senior Notes	(70,279)	—	—	—	—	(70,279)
Issuance of 10 3/4% Senior Notes	—	246,233	—	—	—	246,233
Common stock issued for exercised options	1,835	—	—	—	—	1,835
Common stock purchased	(7,180)	—	—	—	—	(7,180)
Minority interest contributions (distributions), net	—	—	—	28,776	—	28,776
Advances to affiliates	—	—	(1,589)	3,839	(2,250)	—

Net cash (used in) provided by financing activities	(75,624)	243,819	(11,931)	32,615	(2,250)	186,629

Net increase in cash and cash equivalents	—	5,185	1,158	1,176	—	7,519
Cash and cash equivalents at beginning of period	—	11,524	2,071	3,099	—	16,694

Cash and cash equivalents at end of period	$—	$16,709	$3,229	$4,275	$—	$24,213

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended September 30, 2002

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating activities
Net income	$23,895	$21,339	$8,184	$255	$(29,778)	$23,895
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	879	87	—	—	966
Equity in income of unconsolidated joint ventures	—	(10,686)	—	—	—	(10,686)
Equity in earnings of subsidiaries	(23,895)	(5,883)	—	—	29,778	—
Provision for income taxes	—	8,715	—	—	—	8,715
Net changes in operating assets and liabilities:
Receivables	—	3,610	(527)	109	—	3,192
Intercompany receivables/payables	(596)	596	—	—	—	—
Real estate inventories	—	(74,415)	17,894	(21,133)	—	(77,654)
Deferred loan costs	596	(152)	—	—	—	444
Other assets	—	(1,969)	(174)	—	—	(2,143)
Accounts payable	—	8,161	1,491	22	—	9,674
Accrued expenses	—	(11,298)	806	(73)	—	(10,565)

Net cash (used in) provided by operating activities	—	(61,103)	27,761	(20,820)	—	(54,162)

Investing activities
Net change in investment in unconsolidated joint ventures	—	23,360	(4,986)	—	—	18,374
Payments on (issuance of) notes receivable, net	—	2,667	1,879	—	—	4,546
Purchases of property and equipment	—	(251)	(872)	—	—	(1,123)
Investment in subsidiaries	—	(694)	—	—	694	—
Advances to affiliates	13,930	(11,535)	—	—	(2,395)	—

Net cash provided by (used in) investing activities	13,930	13,547	(3,979)	—	(1,701)	21,797

Financing activities
Proceeds from borrowings on notes payable	—	421,484	217,086	—	—	638,570
Principal payments on notes payable	—	(380,476)	(218,965)	—	—	(599,441)
Common stock issued for exercised options	1,088	—	—	—	—	1,088
Common stock purchased	(15,018)	—	—	—	—	(15,018)
Advances to affiliates	—	—	(22,809)	21,108	1,701	—

Net cash (used in) provided by financing activities	(13,930)	41,008	(24,688)	21,108	1,701	25,199

Net (decrease) increase in cash and cash equivalents	—	(6,548)	(906)	288	—	(7,166)
Cash and cash equivalents at beginning of period	—	15,532	3,859	360	—	19,751

Cash and cash equivalents at end of period	$—	$8,984	$2,953	$648	$—	$12,585

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

On October 26, 2000, the Company’s Board of Directors (with Messrs. William Lyon and William H. Lyon abstaining) approved the purchase of 579 lots for a total purchase price of $12,581,000 from an entity controlled by William Lyon and William H. Lyon. The terms of the purchase agreement provide for an initial option payment of $1,000,000 and a rolling option takedown of the lots. Phase takedowns of approximately 20 lots each are anticipated to occur at periodic intervals for each of several product types through September 2004. In addition, one-half of the net profits, as defined, in excess of six percent from the development are to be paid to the seller, of which $2,073,000 has been paid through September 30, 2003. During the three months ended September 30, 2003, the Company purchased 72 lots under this agreement for a total purchase price of $2,507,000. During the three and nine months ended September 30, 2002, the Company purchased 20 and 33 lots, respectively, under this agreement for a total purchase price of $523,000 and $734,000, respectively. This land acquisition qualified as an affiliate transaction under the Company’s 12 1/2% Senior Notes due July 1, 2003 Indenture dated as of June 29, 1994, as amended (“Old Indenture”). Pursuant to the terms of the Old Indenture, the Company has determined that the land acquisition is on terms that are no less favorable to the Company than those that would have been obtained in a comparable transaction by the Company with an unrelated person. The Company delivered to the Trustee under the Old Indenture a resolution of the Board of Directors of the Company set forth in an Officers’ Certificate certifying that the land acquisition is on terms that are no less favorable to the Company than those that would have been obtained in a comparable transaction by the Company with an unrelated person and the land acquisition has been approved by a majority of the disinterested members of the Board of Directors of the Company. Further, the Company delivered to the Trustee under the Indenture a determination of value by a real estate appraisal firm which is of regional standing in the region in which the subject property is located and is MAI certified.

On July 9, 2002, the Company’s Board of Directors (with Messrs. William Lyon and William H. Lyon abstaining) approved the purchase of 144 lots, through a land banking arrangement, for a total purchase price of $16,660,000 from an entity that purchased the lots from William Lyon. The terms of the purchase agreement provide for an initial deposit of $3,300,000 (paid on July 23, 2002) and monthly option payments of 11.5% on the seller’s outstanding investment. Such option payments entitle the Company to phase takedowns of approximately 14 lots each, which are anticipated to occur at one to two month intervals through December 2003. As of September 30, 2003, 70 lots have been purchased under this agreement for a purchase price of $8,098,000. Had the Company purchased the property directly, the acquisition would have qualified as an affiliate transaction under the Old Indenture. Even though the Company’s agreement is not with William Lyon, the Company has chosen to treat it as an affiliate transaction. Pursuant to the terms of the Old Indenture, the Company determined that the land acquisition is on terms that are no less favorable to the Company than those that would have been obtained in a comparable transaction by the Company with an unrelated person. The Company delivered to the Trustee under the Old Indenture a resolution of the Board of Directors of the Company set forth in an Officers’ Certificate certifying that the land acquisition is on terms that are no less favorable to the Company than those that would have been obtained in a comparable transaction by the Company with an unrelated person and the land acquisition had been approved by a majority of the disinterested members of the Board of Directors of the Company. Further, the Company delivered to the Trustee under the Old Indenture a determination of value by a real estate appraisal firm which is of regional standing in the region in which the subject property is located and is MAI certified.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The Company purchased real estate projects for a total purchase price of $8,468,000 during the year ended December 31, 2000 from entities controlled by William Lyon and William H. Lyon. In addition, one-half of the net profits in excess of six to eight percent from the development are to be paid to the seller. During the nine months ended September 30, 2002, $1,770,000 was paid to the seller in accordance with the agreement.

The Company purchased land for a total purchase price of $17,079,000 during the nine months ended September 30, 2002 from one of its unconsolidated joint ventures, resulting in a profit to the joint venture of approximately $3,537,000, all of which was allocated to the Company’s outside partner as preferred return in accordance with the joint venture agreement.

For the three months ended September 30, 2003 and 2002, the Company incurred reimbursable on-site labor costs of $56,000 and $47,000, respectively, for providing customer service to real estate projects developed by entities controlled by William Lyon and William H. Lyon. For the nine months ended September 30, 2003 and 2002, the Company incurred reimbursable on-site labor costs of $205,000 and $124,000, respectively, for providing customer service to real estate projects developed by entities controlled by William Lyon and William H. Lyon of which no balance was due to the Company at September 30, 2003.

For the three months ended September 30, 2003 and 2002, the Company incurred charges of $189,000 and $182,000, respectively, related to rent on its corporate office, from a trust of which William H. Lyon is the sole beneficiary. For the nine months ended September 30, 2003 and 2002, the Company incurred charges of $565,000 and $547,000, respectively, related to rent on its corporate office, from a trust of which William H. Lyon is the sole beneficiary.

During the three months ended September 30, 2003 and 2002, the Company incurred charges of $69,000 and $24,000, respectively, related to the charter and use of aircraft owned by an affiliate of William Lyon. During the nine months ended September 30, 2003 and 2002, the Company incurred charges of $240,000 and $132,000, respectively, related to the charter and use of aircraft owned by an affiliate of William Lyon.

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

Note 6 — Stockholders’ Equity

On September 20, 2001 the Company announced that the Company’s Board of Directors had authorized a program to repurchase up to 20% of the Company’s outstanding common shares. Under the plan, the stock will be purchased in the open market or privately negotiated transactions from time to time in compliance with Securities and Exchange Commission Rule 10b-18, subject to market conditions, applicable legal requirements and other factors. The timing and amounts of any purchases will be as determined by the Company’s management from time to time or may be suspended at any time or from time to time without prior notice, depending on market conditions and other factors they deem relevant. The repurchased shares may be held as treasury stock and used for general corporate purposes or cancelled. As of September 30, 2003, 1,218,400 shares had been purchased and retired under this program in the amount of $26,750,000. As of September 30, 2002, 416,400 shares had been purchased and retired under this program in the amount of $6,069,000. As of September 30, 2002, 401,900 shares had been purchased and held as treasury stock in the amount of $8,949,000.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

During the three and nine months ended September 30, 2003, certain officers and directors exercised options to purchase 43,532 and 198,793 shares, respectively, of the Company’s common stock at a price of $8.6875 per share in accordance with the William Lyon Homes 2000 Stock Incentive Plan. During the three and nine months ended September 30, 2003, certain officers exercised options to purchase 5,000 and 8,333 shares, respectively, of the Company’s common stock at a price of $13.00 per share in accordance with the William Lyon Homes 2000 Stock Incentive Plan.

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

Note 7 — Commitments and Contingencies

The Company enters into purchase agreements with various land sellers. In some instances, and as a method of acquiring land in staged takedowns, thereby minimizing the use of funds from the Company’s revolving credit facilities and other corporate financing sources and limiting the Company’s risk, the Company transfers its right in such purchase agreements to entities owned by third parties (land banking arrangements). These entities use equity contributions and/or incur debt to finance the acquisition and development of the lots. The entities grant the Company an option to acquire lots in staged takedowns. In consideration for this option, the Company makes a non-refundable deposit equal to 20% or less of the total purchase price. Additionally, the Company may be subject to other penalties if lots are not acquired. The Company is under no obligation to purchase the balance of the lots, but would forfeit remaining deposits and be subject to penalties if the lots were not purchased. The Company does not have legal title to these entities or their assets and has not guaranteed their liabilities. As described in Note 2, a recently adopted accounting interpretation required the consolidation of the assets, liabilities and operations of one of the Company’s land banking arrangements created after January 31, 2003. As of December 31, 2003, the interpretation will likely require the consolidation of the assets, liabilities and operations on a prospective basis of the six remaining unconsolidated land banking arrangements created prior to February 1, 2003 (see Notes 2 and 3). The deposits and penalties related to the six land banking projects created prior to February 1, 2003 have been recorded in the accompanying consolidated balance sheet. The financial statements of these six entities are not consolidated with the Company’s consolidated financial statements. These land banking arrangements help the Company manage the financial and market risk associated with land holdings. The use of these land banking arrangements is dependent on, among other things, the availability of capital to the option provider, general housing market conditions and geographic preferences. Summary information with respect to the Company’s unconsolidated land banking arrangements is as follows as of September 30, 2003 (dollars in thousands):

Total number of unconsolidated land banking projects	6

Total number of lots	1,149

Total purchase price	$108,958

Balance of lots still under option and not purchased:
Number of lots	720

Purchase price	$62,519

Forfeited deposits and penalties if lots were not purchased	$19,693

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

As of September 30, 2003, the Company had $38,832,000 of outstanding irrevocable standby letters of credit to guarantee the Company’s financial obligations under certain land banking arrangements, joint venture agreements and other contractual arrangements in the normal course of business. Letters of credit totaling $9,289,000 related to land banking arrangements are recorded on the accompanying consolidated balance sheet.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

WILLIAM LYON HOMES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The following discussion of results of operations and financial condition should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1, as well as the information presented in the Annual Report on Form 10-K for the year ended December 31, 2002. As used herein, “on a combined basis” means the total of operations in consolidated projects and in unconsolidated joint ventures.

Results of Operations

Overview and Recent Results

Selected financial and operating information for the Company including its consolidated projects and unconsolidated joint ventures as of and for the periods presented is as follows:

	Three Months Ended September 30,
	2003			2002
	Consolidated	Unconsolidated Joint Ventures	Combined Total	Consolidated	Unconsolidated Joint Ventures	Combined Total
Selected Financial Information (dollars in thousands)
Homes closed	577	112	689	498	170	668

Home sales revenue	$212,598	$51,338	$263,936	$176,351	$79,230	$255,581
Cost of sales	(176,553)	(39,538)	(216,091)	(149,967)	(65,598)	(215,565)

Gross margin	$36,045	$11,800	$47,845	$26,384	$13,632	$40,016

Gross margin percentage	17.0%	23.0%	18.1%	15.0%	17.2%	15.7%

Number of homes closed
California	336	112	448	344	170	514
Arizona	94	—	94	63	—	63
Nevada	147	—	147	91	—	91

Total	577	112	689	498	170	668

Average sales price
California	$447,400	$458,400	$450,200	$379,800	$466,100	$408,400
Arizona	199,600	—	199,600	225,800	—	225,800
Nevada	295,900	—	295,900	345,700	—	345,700

Total	$368,500	$458,400	$383,100	$354,100	$466,100	$382,600

Number of net new home orders
California	441	219	660	201	190	391
Arizona	90	—	90	66	—	66
Nevada	227	—	227	42	—	42

Total	758	219	977	309	190	499

Average number of sales locations during period
California	21	11	32	13	10	23
Arizona	6	—	6	5	—	5
Nevada	7	—	7	3	—	3

Total	34	11	45	21	10	31

	As of September 30,
	2003			2002
	Consolidated	Unconsolidated Joint Ventures	Combined Total	Consolidated	Unconsolidated Joint Ventures	Combined Total
Backlog of homes sold but not closed at end of period
California	863	382	1,245	441	449	890
Arizona	230	—	230	154	—	154
Nevada	320	—	320	65	—	65

Total	1,413	382	1,795	660	449	1,109

Dollar amount of homes sold but not closed at end of period (dollars in thousands)
California	$472,223	$178,263	$650,486	$188,949	$208,002	$396,951
Arizona	46,593	—	46,593	33,008	—	33,008
Nevada	100,892	—	100,892	25,257	—	25,257

Total	$619,708	$178,263	$797,971	$247,214	$208,002	$455,216

Lots controlled at end of period
Owned lots
California	2,419	1,429	3,848	2,194	1,023	3,217
Arizona	967	—	967	1,018	—	1,018
Nevada	1,501	—	1,501	1,596	—	1,596

Total	4,887	1,429	6,316	4,808	1,023	5,831

Optioned lots(1)
California			4,297			2,987
Arizona			4,165			4,475
Nevada			138			54

Total			8,600			7,516

Total lots controlled
California			8,145			6,204
Arizona			5,132			5,493
Nevada			1,639			1,650

Total			14,916			13,347

(1)	Optioned lots may be purchased by the Company as consolidated projects or may be purchased by newly formed unconsolidated joint ventures.

	Nine Months Ended September 30,
	2003			2002
	Consolidated	Unconsolidated Joint Ventures	Combined Total	Consolidated	Unconsolidated Joint Ventures	Combined Total
Selected Financial Information (dollars in thousands)
Homes closed	1,129	385	1,514	1,211	424	1,635

Home sales revenue	$422,702	$190,677	$613,379	$393,386	$196,541	$589,927
Cost of sales	(350,370)	(147,215)	(497,585)	(337,088)	(165,579)	(502,667)

Gross margin	$72,332	$43,462	$115,794	$56,298	$30,962	$87,260

Gross margin percentage	17.1%	22.8%	18.9%	14.3%	15.8%	14.8%

Number of homes closed
California	583	385	968	736	424	1,160
Arizona	218	—	218	189	—	189
Nevada	328	—	328	286	—	286

Total	1,129	385	1,514	1,211	424	1,635

Average sales price
California	$477,600	$495,300	$484,600	$372,100	$463,500	$405,500
Arizona	216,700	—	216,700	210,400	—	210,400
Nevada	295,800	—	295,800	279,000	—	279,000

Total	$374,400	$495,300	$405,100	$324,800	$463,500	$360,800

Number of net new home orders
California	1,246	572	1,818	978	776	1,754
Arizona	311	—	311	225	—	225
Nevada	553	—	553	223	—	223

Total	2,110	572	2,682	1,426	776	2,202

Average number of sales locations during period
California	18	9	27	15	11	26
Arizona	6	—	6	7	—	7
Nevada	6	—	6	4	—	4

Total	30	9	39	26	11	37

On a combined basis, the number of net new home orders for the nine months ended September 30, 2003 increased 21.8% to 2,682 homes from 2,202 homes for the nine months ended September 30, 2002. The number of homes closed on a combined basis for the nine months ended September 30, 2003, decreased 7.4% to 1,514 homes from 1,635 homes for the nine months ended September 30, 2002. On a combined basis, the backlog of homes sold but not closed as of September 30, 2003 was 1,795, up 61.9% from 1,109 homes a year earlier, and up 19.1% from 1,507 homes at June 30, 2003.

Homes in backlog are generally closed within three to six months. The dollar amount of backlog of homes sold but not closed on a combined basis as of September 30, 2003 was $798.0 million, up 75.3% from $455.2 million as of September 30, 2002 and up 40.5% from $567.9 million as of June 30, 2003. The cancellation rate of buyers who contracted to buy a home but did not close escrow at the Company’s projects was approximately 17% during 2002 and 18% during the nine months ended September 30, 2003. The inventory of completed and unsold homes was 8 homes as of September 30, 2003.

The Company experienced a 5.4% increase in the average number of sales locations to 39 for the nine months ended September 30, 2003 as compared to 37 for the nine months ended September 30, 2002, and the Company’s number of new home orders per average sales location increased to 68.8 for the nine months ended

September 30, 2003 as compared to 59.5 for the nine months ended September 30, 2002. In many of the markets in which the Company operates, the demand for housing exceeds the current supply of housing. At September 30, 2003 the Company had 43 sales locations.

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

Comparison of Three Months Ended September 30, 2003 to Three Months Ended September 30, 2002

Operating revenue for the three months ended September 30, 2003 was $214.1 million, an increase of $28.7 million, or 15.5%, from operating revenue of $185.4 million for the three months ended September 30, 2002. Revenue from sales of homes increased $36.2 million, or 20.5%, to $212.6 million in the 2003 period from $176.4 million in the 2002 period. This increase was primarily due to an increase in the average sales price of consolidated homes to $368,500 in the 2003 period from $354,100 in the 2002 period and an increase in the number of consolidated homes closed to 577 in the 2003 period from 498 in the 2002 period. Revenue from sales of lots, land and other of $6.6 million in the 2002 period was due to the bulk sale of land in one of the Company’s developments. Management fee income decreased by $0.9 million to $1.5 million in the 2003 period from $2.4 million in the 2002 period primarily due to a decrease in the average sales prices for homes closed in the unconsolidated joint ventures to $458,400 in the 2003 period from $466,100 in the 2002 period and a decrease in the number of homes closed in the unconsolidated joint ventures to 112 in the 2003 period from 170 in the 2003 period. The changes in the average sales price of homes closed both in consolidated projects and unconsolidated joint venture projects was due primarily to (i) price appreciation in certain projects and (ii) a change in product mix.

Total operating income increased to $23.5 million in the 2003 period from $17.9 million in the 2002 period. The excess of revenue from sales of homes over the related cost of sales (gross margin) increased by $9.6 million to $36.0 million in the 2003 period from $26.4 million in the 2002 period primarily due to (i) an increase in the average sales prices of consolidated homes to $368,500 in the 2003 period from $354,100 in the 2002 period, (ii) an increase in gross margin percentages to 17.0% in the 2003 period from 15.0% in the 2002 period, and (iii) an increase in the number of consolidated homes closed to 577 homes in the 2003 period from 498 homes in the 2002 period. The increase in the period-over-period gross margin percentage reflects the impact of improved economic conditions in the 2003 period compared with the 2002 period. Sales and marketing expenses increased by $2.1 million to $8.1 million in the 2003 period from $6.0 million in the 2002 period primarily due to increases in sales office/model operations, advertising and sales commissions resulting from increases in sales revenue and increases in the number of sales locations. General and administrative expenses increased by $0.5 million to $10.5 million in the 2003 period from $10.0 million in the 2002 period, primarily as a result of an increase in accrued bonuses related to higher earnings and increases in salaries and related employee benefits. Equity in income of unconsolidated joint ventures amounting to $4.7 million was recognized in the 2003 period, down from $5.2 million in the comparable period for 2002, primarily as a result of a decrease in the average sales prices for homes closed in the unconsolidated joint ventures to $458,400 in the 2003 period from $466,100 in the 2002 period and a decrease in the number of homes closed to 112 in the 2003 period from 170 in the 2002 period, offset by an increase in the gross margin percentages to 23.0% in the 2003 period from 17.2% in the 2002 period. The increase in period-over-period gross margin percentage reflects the impact of improved economic conditions in the 2003 period as compared with the 2002 period.

Total interest incurred increased to $12.0 million in the 2003 period from $6.4 million in the 2002 period primarily as a result of an increase in the average principal balance of debt outstanding in the 2003 period compared to the 2002 period and an increase in the average balance outstanding under land banking arrangements in the 2003 period compared to the 2002 period. All interest incurred was capitalized in the 2003 and 2002 periods.

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

As a result of the foregoing factors, the Company’s net income increased to $14.9 million in the 2003 period from $13.8 million in the 2002 period.

Comparison of Nine Months Ended September 30, 2003 to Nine Months Ended September 30, 2002

Operating revenue for the nine months ended September 30, 2003 was $445.3 million, an increase of $38.8 million, or 9.5%, from operating revenue of $406.5 million for the nine months ended September 30, 2002. Revenue from sales of homes increased $29.3 million, or 7.4%, to $422.7 million in the 2003 period from $393.4 million in the 2002 period. This increase was primarily due to an increase in the average sales price of consolidated homes to $374,400 in the 2003 period from $324,800 in the 2002 period, offset by a decrease in the number of consolidated homes closed to 1,129 in the 2003 period from 1,211 in the 2002 period. Revenues from sales of lots, land and other increased to $17.0 million in the 2003 period from $7.2 million in the 2002 period due to the bulk sale of land in one of the Company’s developments. Management fee income decreased by $0.3 million to $5.6 million in the 2003 period from $5.9 million in the 2002 period primarily due to a decrease in the number of unconsolidated joint venture homes closed to 385 in the 2003 period from 424 in the 2002 period, offset by an increase in the average sales price for homes closed in the unconsolidated joint ventures to $495,300 in the 2003 period from $463,500 in the 2002 period. The increase in the average sales price of homes closed both in consolidated projects and joint venture projects was due primarily to (i) price appreciation in certain projects and (ii) a change in product mix.

Total operating income increased to $53.7 million in the 2003 period from $31.0 million in the 2002 period. The excess of revenue from sales of homes over the related cost of sales (gross margin) increased by $16.0 million to $72.3 million in the 2003 period from $56.3 million in the 2002 period primarily due to (i) an increase in the average sales price of consolidated homes to $374,400 in the 2003 period from $324,800 in the 2002 period, and (ii) an increase in gross margin percentage to 17.1% in the 2003 period from 14.3% in the 2002 period, offset by a decrease in the number of consolidated homes closed to 1,129 in the 2003 period from 1,211 in the 2002 period. The increase in the period-over-period gross margin percentage reflects the impact of improved economic conditions in the 2003 period compared with the 2002 period. The excess of revenue from the sales of lots, land and other over the related cost of sales (gross margin) increased by $6.5 million to $6.2 million in the 2003 period primarily due to the bulk sale of land in one of the Company’s projects. Sales and marketing expenses increased by $2.5 million to $18.4 million in the 2003 period from $15.9 million in the 2002 period primarily due to increases in sales office/model operations and advertising resulting from increases in sales revenue and increases in the number of sales locations. General and administrative expenses increased by $6.1 million to $31.7 million in the 2003 period from $25.6 million in the 2002 period, primarily as a result of an increase in accrued bonuses related to higher earnings and increases in salaries and related employee benefits. Equity in income of unconsolidated joint ventures amounting to $19.7 million was recognized in the 2003 period, up from $10.7 million in the comparable period for 2002, primarily as a result of an increase in the average sales price for homes closed in the unconsolidated joint ventures to $495,300 in the 2003 period from $463,500 in the 2002 period and an increase in the gross margin percentage to 22.8% in the 2003 period from 15.8% in the 2002 period, offset by a decrease in the number of homes closed to 385 in the 2003 period from 424 in the 2002 period. The increase in period-over-period gross margin percentage reflects the impact of improved economic conditions in the 2003 period as compared with the 2002 period. During the nine months ended September 30,

2002, one of the unconsolidated joint ventures in which the Company is a member completed a land sale to the Company for $17.1 million resulting in a profit of approximately $3.5 million, all of which was allocated to the Company’s outside partner as preferred return in accordance with the joint venture agreement.

Total interest incurred increased to $34.2 million in the 2003 period from $17.6 million in the 2002 period primarily as a result of an increase in the average principal balance of debt outstanding in the 2003 period compared to the 2002 period and an increase in the average balance outstanding under land banking arrangements in the 2003 period compared to the 2002 period. All interest incurred was capitalized in the 2003 and 2002 periods.

As discussed above, the Company had substantial net operating loss carryforwards for federal tax purposes which were utilized to reduce taxable income during the year ended December 31, 2002. As a result of the reduction in the valuation allowance associated with such utilized net operating loss carryforwards, the Company’s overall effective tax rate for the nine months ended September 30, 2002 was approximately 26.7%.

As a result of the foregoing factors, the Company’s net income increased to $33.5 million in the 2003 period from $23.9 million in the 2002 period.

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

The 10 3/4% Senior Notes due 2013 are senior unsecured obligations of California Lyon and are unconditionally guaranteed on a senior unsecured basis by William Lyon Homes, a Delaware corporation (“Delaware Lyon”) and the parent company of California Lyon, and all of its existing and certain of its future restricted subsidiaries. The notes and the guarantees rank senior to all of the Company’s and the guarantors’ debt that is expressly subordinated to the notes and the guarantees, but are effectively subordinated to all of the Company’s and the guarantors’ senior secured indebtedness to the extent of the value of the assets securing that indebtedness. At September 30, 2003, the Company had approximately $175.2 million of secured indebtedness and approximately $80.5 million of additional secured indebtedness available to be borrowed under the Company’s credit facilities, as limited by the Company’s borrowing base formulas. Interest on the 10 3/4% Senior Notes is payable on April 1 and October 1 of each year, commencing October 1, 2003.

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

$246,233

Revolving Credit Facilities

As of September 30, 2003, the Company has three revolving credit facilities which have an aggregate maximum loan commitment of $275.0 million and mature at various dates. A $150.0 million revolving line of credit matures in September 2006, a $75.0 million bank revolving line of credit matures in June 2004 and a $50.0 million bank revolving line of credit initially “matures” in September 2004, after which the amounts available for borrowing begin to reduce with a final maturity date of September 2006. Each facility is secured by first deeds of trust on real estate for the specific projects funded by each respective facility and pledges of net sale proceeds and related property. Borrowings under the facilities are limited by the availability of sufficient real estate collateral, which is determined constantly throughout the facility period. The composition of the collateral borrowing base is limited to certain parameters in the facility agreement and is based upon the lesser of the direct costs of the real estate collateral (such as land, lots under development, developed lots or homes) or a percentage of the appraised value of the collateral, which varies depending upon the stage of construction. Repayment of advances is upon the earliest of the close of escrow of individual lots and homes within the collateral pool, the maturity date of loans for individual lots and homes within the collateral pool or the facility maturity date. Also, each credit facility includes financial covenants, which may limit the amount that may be borrowed thereunder. Outstanding advances bear interest at various rates, which approximate the prime rate. As of September 30, 2003, $175.2 million was outstanding under these credit facilities, with a weighted-average interest rate of 4.114%, and the undrawn availability was $80.5 million as limited by the borrowing base formulas. Delaware Lyon has guaranteed on an unsecured basis California Lyon’s obligations under certain of the revolving credit facilities and has provided an unsecured environmental indemnity in favor of the lender under the $75.0 million bank line of credit. The Company is required to comply with a number of covenants under these revolving credit facilities.

Revolving Mortgage Warehouse Credit Facilities

The Company, through its mortgage subsidiary and one of its unconsolidated joint ventures, has entered into revolving mortgage warehouse credit facilities with banks to fund its mortgage origination operations. The original $20 million credit facility, which matures on May 31, 2004, has $10.0 million committed (lender obligated to lend if state conditions are satisfied) and $10.0 million of which is not committed (lender advances are optional even if stated conditions are otherwise satisfied). On August 29, 2003, the Company’s mortgage subsidiary and one of its unconsolidated joint ventures entered into an additional $10.0 million credit agreement which has a maturity date of August 28, 2004. Mortgage loans are generally held for a short period of time and are typically sold to investors within 7 to 15 days following funding. Borrowings are secured by the related mortgage loans held for sale. The facilities, which have LIBOR based pricing, also contain certain financial covenants requiring the borrowers to maintain minimum tangible net worth, leverage, profitability and liquidity. These facilities are non-recourse and are not guaranteed by the Company. At September 30, 2003 the outstanding balance under these facilities was $7.8 million.

Land Banking Arrangements

The Company enters into purchase agreements with various land sellers. In some instances, and as a method of acquiring land in staged takedowns, thereby minimizing the use of funds from the Company’s revolving credit facilities and other corporate financing sources and limiting the Company’s risk, the Company transfers the Company’s right in such purchase agreements to entities owned by third parties (“land banking arrangements”). These entities use equity contributions and/or incur debt to finance the acquisition and development of the lots. The entities grant the Company an option to acquire lots in staged takedowns. In consideration for this option, the Company makes a non-refundable deposit equal to 20% or less of the total purchase price. Additionally, the Company may be subject to other penalties if lots are not acquired. The Company is under no obligation to purchase the balance of the lots, but would forfeit remaining deposits and be subject to penalties if the lots were not purchased. The Company does not have legal title to these entities or their assets and has not guaranteed their liabilities. As described in Note 2 of Notes to Consolidated Financial Statements, a recently adopted accounting interpretation required the consolidation of the assets, liabilities and operations of one of the Company’s land banking arrangements created after January 31, 2003. As of December 31, 2003, the interpretation will likely require the consolidation of the assets, liabilities and operations on a prospective basis of the six remaining land banking arrangements created prior to February 1, 2003 (see Notes 2 and 3 of Notes to Consolidated Financial Statements). The deposits and penalties related to the six land banking projects have been recorded in the accompanying consolidated balance sheet. The financial statements of these six entities are not consolidated with the Company’s consolidated financial statements. These land banking arrangements help the Company manage the financial and market risk associated with land holdings. The use of these land banking arrangements is dependent on, among other things, the availability of capital to the option provider, general housing market conditions and geographic preferences. Summary information with respect to the Company’s unconsolidated land banking arrangements is as follows as of September 30, 2003 (dollars in thousands):

Total number of unconsolidated land banking projects	6

Total number of lots	1,149

Total purchase price	$108,958

Balance of lots still under option and not purchased:
Number of lots	720

Purchase price	$62,519

Forfeited deposits and penalties if lots are not purchased	$19,693

Joint Venture Financing

As of September 30, 2003, the Company and certain of its subsidiaries were general partners or members in joint ventures involved in the development and sale of residential projects. As described more fully in “Recently Issued Accounting Standards”, in accordance with Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities (“Interpretation No. 46”) three joint ventures created after January 31, 2003 have been determined to be variable interest entities in which the Company is considered the primary beneficiary. Accordingly, the assets, liabilities and operations of these three joint ventures have been consolidated with the Company’s financial statements as of September 30, 2003 and for the three and nine months ended September 30, 2003. The Company has not yet determined the anticipated impact of adopting Interpretation No. 46 for arrangements existing as of January 31, 2003. However, such adoption will likely require the consolidation in the Company’s financial statements as of December 31, 2003 of the assets, liabilities and operations on a prospective basis of certain existing homebuilding and land development joint ventures. Because the Company already recognizes its proportionate share of joint venture earnings and losses under the equity method of accounting, the adoption of Interpretation No. 46 will not affect the Company’s consolidated net income. The financial statements of joint ventures in which the Company has a 50% or less voting or economic interest (and thus are not controlled by the Company) and which were created prior to February 1, 2003, and the financial statements of joint ventures which have not been determined to be variable interest entities in which the Company is considered the primary beneficiary are not consolidated with the Company’s financial statements. The Company’s investments in unconsolidated joint ventures are accounted for using the equity method. Income allocations and cash distributions to the Company from the unconsolidated joint ventures are based on predetermined formulas between the Company and its joint venture partners as specified in the applicable partnership or operating agreements. The Company generally receives, after partners’ priority returns and returns of partners’ capital, approximately 50% of the profits and cash flows from joint ventures. See Note 2 of “Notes to Consolidated Financial Statements” for condensed combined financial information for the three joint ventures whose financial statements have been consolidated with the Company’s financial statements. See Note 3 of “Notes to Consolidated Financial Statements” for condensed combined financial information for the unconsolidated joint ventures. Based upon current estimates, substantially all future development and construction costs incurred by the joint ventures will be funded by the venture partners or from the proceeds of construction financing obtained by the joint ventures.

The three joint ventures which have been determined to be VIEs are each engaged in homebuilding and land development activities which will result in an estimated total of 262 homes at completion. The homes are expected to be constructed and sold in phases over a two-to-three year period with approximate base sales prices ranging from $410,000 to $475,000. No homes have closed as of September 30, 2003. These joint ventures have not obtained construction financing from outside lenders, but are financing their activities through equity contributions from each of the joint venture partners. Creditors of these VIE’s have no recourse against the general credit of the Company.

As of September 30, 2003, the Company’s investment in and advances to the unconsolidated joint ventures was $47.0 million and the venture partners’ investment in such joint ventures was $68.6 million. Certain of these joint ventures are in the form of limited partnerships of which the Company or one of its subsidiaries is general partner. As of September 30, 2003, these joint ventures had obtained financing from construction lenders which amounted to $148.8 million of outstanding indebtedness. While historically all liabilities of these partnerships have been satisfied out of the assets of such partnerships and while the Company believes that this will continue in the future, the Company or one of its subsidiaries, as general partner, is potentially responsible for all liabilities and indebtedness of these partnerships. In addition, Delaware Lyon has provided unsecured environmental indemnities to some of the lenders who provide loans to the partnerships. Delaware Lyon has also provided completion guarantees for some of the limited partnerships under their credit facilities.

During the year ended December 31, 2002, one of the Company’s existing unconsolidated joint ventures (“Existing Venture”) was restructured such that the Company was required to purchase the 538 lots owned by the Existing Venture on a specified takedown basis through October 15, 2003 at a purchase price equal to the future cost of such lots including a 20% preferred return on invested capital to the outside partner of the Existing Venture. During the year ended December 31, 2002, the first 242 lots were purchased from the Existing Venture for $64.5 million, which includes a $12.5 million preferred return to the outside partner of the Existing Venture. The 242 lots were purchased by a newly formed joint venture (“New Venture”) between the Company and an outside partner. The Company is required to purchase the 242 lots owned by the New Venture on a specified takedown basis through May 15, 2004 at a purchase price equal to $74.2 million plus a 13 1/2% preferred return on invested capital to the outside partner of the New Venture. Because the Company is required to purchase the lots owned by both the Existing Venture and the New Venture, and the Company now controls both ventures, the financial statements of both ventures have been consolidated with the Company’s financial statements as of September 30, 2003, including real estate inventories of $35.6 million and minority interest in consolidated joint ventures of $30.9 million. During the year ended December 31, 2002, an additional 44 lots were purchased from the Existing Venture for $19.8 million, which includes a $4.0 million preferred return to the outside partner of the Existing Venture. The 44 lots were purchased through a land banking arrangement. During the nine months ended September 30, 2003, an additional 219 lots were purchased from the Existing Venture for $74.9 million, which included a $21.7 million preferred return to the outside partner of the Existing Venture. These purchases included (i) 172 lots which were purchased from the Existing Venture under a land banking arrangement (see Note 2) for $56.6 million, which included a $16.4 million preferred return to the outside partner of the Existing Venture and (2) 47 lots which were purchased by the New Venture from the Existing Venture for $18.3 million, which included a $5.3 million preferred return to the outside partner of the Existing Venture. During the nine months ended September 30, 2003, the Company purchased 150 lots from the New Venture for $45.8 million, all of which was paid to the outside partner as a return of capital. The intercompany sales and related profits have been eliminated in consolidation.

During the nine months ended September 30, 2003, California Lyon and two unaffiliated parties formed a series of limited liability companies (“Development LLCs”) for the purpose of acquiring three parcels of land totaling 236 acres in Irvine and Tustin, California (formerly part of the Tustin Marine Corps Air Station) and developing the land into 1,910 residential homesites. The development process is anticipated to be completed by mid 2004 at which time California Lyon will be required under certain specific conditions to purchase approximately one half in value of the lots. California Lyon has an indirect, minority interest in the Development LLCs, which are the borrowers under two secured lines of credit. Advances under the lines of credit are to be used to pay acquisition and development costs and expenses. The lines of credit are secured by deeds of trust on the real property and improvements thereon owned by the Development LLCs, as well as pledges of all net sale proceeds, related contracts and other ancillary property. The maximum commitment amounts under the lines of credit are limited by specified agreed debt-to-value ratios. The maximum commitment amount under the line of credit that closed in January 2003 (“First Line of Credit”) is $35.0 million. Subject to specified terms and conditions, California Lyon and the other direct and indirect members of the Development LLC that is the borrower under the First Line of Credit, including certain affiliates of such other members, each (i) have guaranteed to the bank the repayment of the Development LLC’s indebtedness under the First Line of Credit, completion of certain infrastructure improvements to the land, payment of necessary loan remargining obligations, and the Development LLC’s performance under its environmental indemnity and covenants, and (ii) have agreed to take all actions and pay all amounts to assure that the Development LLC is in compliance with financial covenants. The maximum commitment amount under the line of credit that closed in March 2003 (“Second Line of Credit”) is $105.0 million. Although the guarantee obligations of the other direct and indirect members of the Development LLC that is the borrower under the Second Line of Credit, and certain of their affiliates, are similar in nature to those under the First Line of Credit, California Lyon does not have any such guarantee obligations to the banks under the Second Line of Credit. However, California Lyon has posted letters of credit equal to approximately $24.6 million to secure its obligations as well as the Development LLCs’ obligations to the bank under both lines of credit. Further, California Lyon and the other direct and indirect members of the Development LLCs, including certain affiliates of such other members, have entered into reimbursement and indemnity agreements to allocate any liability arising from each line of credit, including the related guarantees and letters of credit. Delaware Lyon has entered into joinder agreements to be jointly and severally liable for California Lyon’s obligations under the reimbursement and indemnity agreements. While the reimbursement and indemnity agreements provide that liability is generally allocated in accordance with the members’ percentage interests in the Development LLCs’ distributions, Delaware Lyon and California Lyon may be liable for the full amount of the obligations guaranteed to the banks in certain specified circumstances, such as those involving the default, willful misconduct or gross negligence of California Lyon. As of September 30, 2003, the outstanding indebtedness under the First Line of Credit was $33.0 million and the outstanding indebtedness under the Second Line of Credit was $99.2 million.

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

Cash Flows — Comparison of Nine Months Ended September 30, 2003 to Nine Months Ended

September 30, 2002

Net cash used in operating activities increased to $227.3 million in the 2003 period from $54.2 million in the 2002 period. The change was primarily as a result of increased expenditures in real estate inventories in the 2003 period.

Net cash provided by investing activities increased to $48.2 million in the 2003 period from $21.8 million in the 2002 period. The change was primarily as a result of increased net cash received from unconsolidated joint ventures in the 2003 period.

Net cash provided by financing activities increased to $186.6 million in the 2003 period from $25.2 million in the 2002 period, primarily as a result of the issuance of senior notes offset by the repayment of secured debt during the 2003 period.

Description of Projects

The Company’s homebuilding projects usually take two to five years to develop. The following table presents project information relating to each of the Company’s homebuilding divisions as of September 30, 2003 and only includes projects with lots owned at September 30, 2003 or homes closed for the nine months ended September 30, 2003. Consolidated projects include projects in consolidated variable interest entities (see Note 2 of “Notes to Consolidated Financial Statements”).

Project (County) Product	Year of First Delivery	Estimated Number of Homes at Completion(1)	Units Closed as of September 30, 2003	Backlog at September 30, 2003(2)(3)	Lots Owned as of September 30, 2003(4)	Homes Closed for the Nine Months Ended September 30, 2003	Sales Price Range(5)

SOUTHERN CALIFORNIA
Consolidated:
Orange County
Terraza at Vista del Verde, Yorba Linda	2001	106	106	0	0	6	$565,000—615,000
Monticello, Irvine	2002	112	112	0	0	14	$330,000—390,000
Montellano at Talega, San Clemente	2002	61	54	7	7	26	$890,000—960,000
Mirador at Talega, San Clemente	2004	76	0	0	76	0	$805,000—885,000
Sterling Glen, Ladera Ranch	2002	102	102	0	0	11	$502,000—535,000
Davenport, Ladera Ranch	2003	163	26	80	137	26	$315,000—377,000
Walden Park, Ladera Ranch	2004	109	0	0	109	0	$455,000—485,000
Weatherhaven, Ladera Ranch	2002	71	44	27	27	41	$485,000—565,000
Laurel at Quail Hill, Irvine	2003	83	36	46	43	36	$560,000—610,000
Linden at Quail Hill, Irvine	2003	100	34	46	66	34	$578,000—665,000
Ambridge at Quail Hill, Irvine	2004	128	0	0	24	0	$380,000—440,000
Altamura @ Nellie Gail Ranch, Laguna Hills	2003	52	0	21	25	0	$1,600,000—1,775,000
Seacove at the Waterfront, Huntington Beach	2004	12	0	0	12	0	$575,000—685,000
Riverside County
Providence Ranch, Corona	2002	97	92	5	5	0	$290,000—340,000
Providence Ranch North, Corona	2002	83	83	0	0	2	$246,000—300,000
Providence Ranch III, Corona	2003	67	40	26	27	40	$290,000—365,000
San Bernardino County
Echo Glen—Chino	2003	89	0	21	89	0	$415,000—475,000
Ventura County
Cantada, Oxnard	2002	113	113	0	0	1	$343,000—363,000

Total consolidated		1,624	842	279	647	237

Unconsolidated joint ventures:
Orange County
Beachside, Huntington Beach	2001	86	86	0	0	5	$620,000—640,000
Seacove at the Waterfront, Huntington Beach	2004	94	0	0	94	0	$575,000—685,000
Riverside County
Discovery, North Corona	2003	172	0	0	172	0	$265,000—290,000
Bounty, North Corona	2003	167	0	26	167	0	$370,000—410,000
Ventura County
Quintana, Thousand Oaks	2001	90	90	0	0	33	$555,000—650,000
Coronado, Oxnard	2002	110	106	4	4	32	$435,000—460,000
Cantabria, Oxnard	2002	87	87	0	0	13	$350,000—370,000
Los Angeles County
Toscana, Moorpark	2002	70	70	0	0	44	$518,000—553,000
Oakmont @ Westridge, Valencia	2003	87	0	35	87	0	$855,000—965,000
Creekside, Valencia	2003	141	0	0	141	0	$290,000—335,000

Total unconsolidated joint ventures.		1,104	439	65	665	127

SOUTHERN CALIFORNIA REGION TOTAL		2,728	1,281	344	1,312	364

Project (County) Product	Year of First Delivery	Estimated Number of Homes at Completion(1)	Units Closed as of September 30, 2003	Backlog at September 30, 2003(2)(3)	Lots Owned as of September 30, 2003(4)	Homes Closed for the Nine Months Ended September 30, 2003	Sales Price Range(5)

NORTHERN CALIFORNIA
Consolidated:
San Joaquin County
Lyon Villas, Tracy	1999	135	129	0	6	0	$270,000—310,000
Lyon Estates, Tracy	1997	120	90	0	30	0	$291,000—327,000
Ironwood II, Lathrop	2003	88	35	47	53	35	$276,000—317,000
Lyon Estates at Stonebridge, Lathrop	2001	146	129	16	16	47	$284,000—324,000
Lyon Estates at Stonebridge (Unit 9), Lathrop	2004	72	0	28	72	0	$302,000—350,000
Contra Costa County
The Bluffs, Hercules	2003	80	21	39	59	21	$622,000—674,000
The Shores, Hercules	2003	110	30	47	80	30	$575,000—633,000
Sacramento County
Lyon Palazzo, Natomas	2001	100	100	0	0	9	$273,000—322,000
Santa Clara County
The Ranch at Silver Creek, San Jose:
Provance	2003	94	0	27	94	0	$1,025,000—1,085,000
Portofino	2003	44	0	28	12	0	$1,215,000—1,335,000
Mariposa	2003	78	0	14	74	0	$610,000—700,000
Siena	2003	61	0	29	58	0	$710,000—810,000
Casa Bella	2004	56	0	12	56	0	$540,000—645,000
Esperanza	2004	74	0	0	74	0	$740,000—875,000
Montesa	2004	54	0	0	54	0	$805,000—930,000
Hacienda	2004	33	0	0	33	0	$1,250,000—1,339,000
Tesoro	2004	44	0	0	44	0	$680,000—740,000

		538	0	110	499	0

Stanislaus County
Lyon Seasons, Modesto	2002	71	68	0	3	23	$296,000 — 339,000
Sonterra at Walker Ranch, Patterson	2003	119	0	9	119	0	$295,000 — 348,000

Total consolidated		1,579	602	296	937	165

Unconsolidated joint ventures:
Contra Costa County
Lyon Dorado, San Ramon	2001	54	54	0	0	1	$788,000—1,003,000
Olde Ivy, Brentwood	2003	77	0	38	77	0	$323,000—358,000
Heartland, Brentwood	2003	76	0	34	76	0	$329,000—356,000
Gables, Brentwood	2003	99	0	37	99	0	$335,000—394,000
Overlook, Hercules	2003	133	0	40	133	0	$522,000—564,000
Solano County
Cascade/Paradise Valley, Fairfield	2003	9	5	4	4	5	$586,000—626,000
Brook, Fairfield	2001	121	121	0	0	7	$312,000—359,000
El Dorado County
Lyon Casina, El Dorado Hills	2001	123	80	39	43	40	$365,000—405,000
Lyon Prima, El Dorado Hills	2001	137	58	36	79	19	$405,000—441,000
Placer County
Pinehurst at Morgan Creek	2003	117	0	15	117	0	$491,000—583,000
Cypress at Morgan Creek	2003	73	0	11	73	0	$456,000—516,000

Total unconsolidated joint ventures		1,019	318	254	701	72

NORTHERN CALIFORNIA REGION TOTAL		2,598	920	550	1,638	237

Project (County) Product	Year of First Delivery	Estimated Number of Homes at Completion(1)	Units Closed as of September 30, 2003	Backlog at September 30, 2003(2)(3)	Lots Owned as of September 30, 2003(4)	Homes Closed for the Nine Months Ended September 30, 2003	Sales Price Range(5)

SAN DIEGO
Consolidated:
Riverside County
Horsethief Canyon Ranch Series “400”, Corona	1995	554	554	0	0	1	$280,000—307,000
Sycamore Ranch, Fallbrook	1997	195	184	11	11	26	$509,000—690,000
Bridle Creek, Corona	2003	274	0	32	190	0	$458,000—520,000
Willow Glen, Temecula	2003	74	35	21	39	35	$342,000—383,000
Tessera, Beaumont	2003	168	40	40	98	40	$210,000—245,000
Sedona, Murietta	2003	138	0	41	76	0	$389,000—463,000
Cabrillo at Montecito Ranch, Corona	2003	83	0	13	83	0	$441,000—473,000
San Diego County
The Groves, Escondido	2001	92	92	0	0	25	$367,000—382,000
The Orchards, Escondido	2002	79	59	19	20	37	$413,000—432,000
Vineyards, Escondido	2002	73	10	28	63	10	$505,000—524,000
Meadows, Escondido	2003	44	0	4	44	0	$477,000—536,000
Sonora Ridge, Chula Vista	2003	168	7	79	121	7	$361,000—395,000
Boardwalk, San Diego	2004	90	0	0	90	0	$410,000—462,000

Total consolidated		2,032	981	288	835	181

Unconsolidated joint ventures:
San Diego County
Providence, San Diego	2001	123	123	0	0	49	$587,000—627,000
Tanglewood, San Diego	2002	161	116	45	45	87	$396,000—445,000
Summerwood, San Diego	2002	95	77	18	18	50	$430,000—473,000

Total unconsolidated joint ventures.		379	316	63	63	186

SAN DIEGO REGION TOTAL		2,411	1,297	351	898	367

ARIZONA
Consolidated:
Maricopa County
Sage Creek—Arcadia, Avondale	2000	167	167	0	0	1	$137,000—160,000
Mesquite Grove—Parada, Chandler	2001	112	87	21	25	49	$189,000—233,000
Mesquite Grove—Estates, Chandler	2001	93	57	27	36	25	$294,000—330,000
Dove Wing at Power Ranch, Gilbert	2001	103	82	21	21	31	$177,000—235,000
Aubergine at Tramonto, Phoenix	2001	76	69	7	7	37	$191,000—254,000
Morgan Creek at Country Place, Tolleson	2001	115	90	25	25	61	$119,000—141,000
Woodbridge at Gateway Crossing, Gilbert	2003	236	14	76	111	14	$131,000—169,000
Oakcrest at Gateway Crossing, Gilbert	2003	165	0	17	53	0	$147,000—187,000
Desert Crown at Sonoran Foothills, Phoenix	2004	124	0	0	3	0	$262,000—343,000
Desert Sierra at Sonoran Foothills, Phoenix	2004	212	0	0	4	0	$160,000—191,000
Copper Canyon Ranch, Surprise
Rancho Vistas	2004	212	0	36	212	0	$250,000—333,000
Sunset Point	2004	282	0	0	282	0	$131,000—197,000
El Sendero Hills	2004	188	0	0	188	0	$185,000—247,000

ARIZONA REGION TOTAL		2,085	566	230	967	218

Project (County) Product	Year of First Delivery	Estimated Number of Homes at Completion(1)	Units Closed as of September 30, 2003	Backlog at September 30, 2003(2)(3)	Lots Owned as of September 30, 2003(4)	Homes Closed for the Nine Months Ended September 30, 2003	Sales Price Range(5)

NEVADA
Consolidated:
Clark County
Topaz Ridge at Summerlin, Las Vegas	2002	89	68	21	21	29	$577,000—630,000
Annendale, North Las Vegas	2001	194	158	36	36	72	$181,000—204,000
Santalina at Summerlin, Las Vegas	2002	74	59	15	15	58	$265,000—291,000
Encanto at Summerlin, Las Vegas	2003	79	51	28	28	51	$363,000—386,000
Calimesa, North Las Vegas	2003	90	82	6	8	82	$165,000—181,000
Iron Mountain, Las Vegas	2003	70	24	33	45	24	$358,000—411,000
Vista Verde at Summerlin, Las Vegas	2003	122	0	33	122	0	$293,000—335,000
Miraleste at Summerlin, Las Vegas	2003	122	0	36	122	0	$367,000—410,000
The Classics, North Las Vegas	2003	227	12	40	215	12	$183,000—206,000
The Springs, North Las Vegas	2003	209	0	35	209	0	$167,000—199,000
The Estates, North Las Vegas	2003	176	0	37	176	0	$189,000—214,000
The Cottages, North Las Vegas	2003	360	0	0	360	0	$148,000—165,000
Granada at Summerlin, Las Vegas	2004	144	0	0	144	0	$278,000—315,000

NEVADA REGION TOTAL		1,956	454	320	1,501	328

GRAND TOTALS:
Consolidated		9,276	3,445	1,413	4,887	1,129
Unconsolidated joint ventures		2,502	1,073	382	1,429	385

		11,778	4,518	1,795	6,316	1,514

(1)	The estimated number of homes to be built at completion is subject to change, and there can be no assurance that the Company will build these homes.
(2)	Backlog consists of homes sold under sales contracts that have not yet closed, and there can be no assurance that closings of sold homes will occur.
(3)	Of the total homes subject to pending sales contracts as of September 30, 2003, 1,726 represent homes completed or under construction and 69 represent homes not yet under construction.
(4)	Lots owned as of September 30, 2003 include lots in backlog at September 30, 2003.
(5)	Sales price range reflects base price only and excludes any lot premium, buyer incentives and buyer-selected options, which vary from project to project.

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

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities (“Interpretation No. 46”) which addresses the consolidation of variable interest entities (“VIEs”). Under Interpretation No. 46, arrangements that are not controlled through voting or similar rights are accounted for as VIEs. An enterprise is required to consolidate a VIE if it is the primary beneficiary of the VIE. Interpretation No. 46 applies immediately to arrangements created after January 31, 2003 and, with respect to arrangements created before February 1, 2003, the interpretation will apply to the Company beginning as of December 31, 2003. Arrangements entered into subsequent to January 31, 2003 have been evaluated under Interpretation No. 46 and, if applicable, accounted for in accordance with Interpretation No. 46.

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

Based on the provisions of Interpretation No. 46, the Company has concluded that under certain circumstances when the Company (i) enters into option agreements for the purchase of land or lots from an entity and pays a non-refundable deposit, (ii) enters into land banking arrangements (see Note 7 of “Notes to Consolidated Financial Statements”) or (iii) enters into arrangements with a financial partner for the formation of joint ventures which engage in homebuilding and land development activities, a VIE may be created under condition (ii) (b) or (c) of the previous paragraph. The Company may be deemed to have provided subordinated financial support, which refers to variable interests that will absorb some or all of an entity’s expected losses if they occur. For each VIE created, the Company will compute expected losses and residual returns based on the probability of future cash flows as outlined in Interpretation No. 46. If the Company is determined to be the primary beneficiary of the VIE, the assets, liabilities and operations of the VIE will be consolidated with the Company’s financial statements.

Based on the Company’s analysis of arrangements created after January 31, 2003, no VIEs have been created for the period from February 1, 2003 through September 30, 2003 with respect to option agreements as identified under clause (i) of the previous paragraph. At September 30, 2003, three joint ventures and one land banking arrangement created after January 31, 2003 have been determined to be VIEs in which the Company is considered the primary beneficiary. Accordingly, the assets, liabilities and operations of these three joint ventures and one land banking arrangement have been consolidated with the Company’s financial statements as of September 30, 2003 and for the three and nine months ended September 30, 2003. Creditors of these VIEs have no recourse against the Company. Supplemental consolidating financial information of the Company, specifically including information for the three joint ventures and one land banking arrangement which have been deemed to be VIEs and for two joint ventures which were previously consolidated, is included in Note 2 of “Notes to Consolidated Financial Statements” to allow investors to determine the nature of assets held and the operations of the combined entities.

The Company has not yet determined the anticipated impact of adopting Interpretation No. 46 for arrangements existing as of January 31, 2003. However, such adoption will likely require the consolidation in the Company’s financial statements as of December 31, 2003 of the assets, liabilities and operations on a prospective basis of certain existing joint ventures, option agreements or land banking arrangements. Because the Company already recognizes its proportionate share of joint venture earnings and losses under the equity method of accounting, the adoption of Interpretation No. 46 will not affect the Company’s consolidated net income.

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

WILLIAM LYON HOMES

PART II.    OTHER INFORMATION

Items 1, 2, 3, 4 and 5.

Not applicable.

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit No.	Description

10.1	Credit Agreement – Duxford Financial, Inc. and Bayport Mortgage, L.P. as Borrower and Guaranty Bank as Lender dated August 29, 2003

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K

July 2, 2003. A Current Report on Form 8-K was furnished by the Company in reference to a press release announcing the Company’s preliminary net new home orders and backlog for the fiscal quarter ended June 30, 2003.

August 12, 2003. A Current Report on Form 8-K was furnished by the Company in reference to a press release announcing the Company’s financial results for the fiscal quarter ended June 30, 2003.

WILLIAM LYON HOMES

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAM LYON HOMES Registrant

Date: November 14, 2003	By:	/s/ MICHAEL D. GRUBBS
MICHAEL D. GRUBBS Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: November 14, 2003	By:	/s/ W. DOUGLASS HARRIS
W. DOUGLASS HARRIS Vice President, Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Credit Agreement – Duxford Financial, Inc. and Bayport Mortgage, L.P. as Borrower and Guaranty Bank as Lender dated August 29, 2003

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002