Form 10-K
period 2003-12-31
WILLIAM LYON HOMES
filed 2004-03-12
CIK 1095996

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2003 was $140,886,110. (This calculation assumes that all officers and directors of the Company are affiliates.)

The number of shares of Common Stock outstanding as of February 24, 2004 was 9,787,440.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s Proxy Statement for the Annual Meeting of Holders of Common Stock to be held on May 10, 2004 are incorporated herein by reference into Part III.

WILLIAM LYON HOMES

i

PART I

Item 1.    Business

General

William Lyon Homes, a Delaware corporation, and subsidiaries (the “Company”) are primarily engaged in the design, construction and sale of single family detached and attached homes in California, Arizona and Nevada. Since the founding of the Company’s predecessor in 1956, the Company and its joint ventures have sold over 59,000 homes. The Company conducts its homebuilding operations through five geographic divisions (Southern California, San Diego, Northern California, Arizona and Nevada) including both consolidated projects and projects being developed in unconsolidated joint ventures. For 2003, approximately 69% of the home closings of the Company and its joint ventures were derived from its California operations. In 2003, the Company and its joint ventures had combined revenues of $1.2 billion and delivered 2,804 homes.

The Company designs, constructs and sells a wide range of homes designed to meet the specific needs of each of its markets, although it primarily emphasizes sales to the entry-level and move-up home buyer markets. At December 31, 2003, the Company marketed its homes through 42 sales locations in both its consolidated projects and projects being developed in unconsolidated joint ventures. In 2003, the average sales price for combined homes delivered was $422,200. Base sales prices for actively selling projects in 2003 ranged from $119,000 to $1,825,000.

As of December 31, 2003, the Company and its joint ventures owned approximately 6,174 lots (including 1,142 in unconsolidated joint ventures) and had options to purchase an additional 11,998 lots, substantially all of which are entitled. As used in this Annual Report on Form 10-K, “entitled” land has a development agreement and/or vesting tentative map, or a final recorded plat or map from the appropriate county or city government. Development agreements and vesting tentative maps generally provide for the right to develop the land in accordance with the provisions of the development agreement or vesting tentative map unless an issue arises concerning health, safety or general welfare. The Company’s sources of developed lots for its homebuilding operations are (1) development of master-planned communities, primarily through unconsolidated joint ventures at the current time, and (2) purchase of smaller projects with shorter life cycles (merchant homebuilding). The Company estimates that its current inventory of land is adequate to supply its homebuilding operations at current operating levels for approximately 6 years.

As of December 31, 2003, the Company and certain of its subsidiaries were general partners or members in a number of joint ventures involved in the development and sale of residential projects. As described more fully in Note 2 of “Notes to Consolidated Financial Statements”, in accordance with Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, as amended (“Interpretation No. 46”), six joint ventures created after January 31, 2003 have been determined to be variable interest entities in which the Company is considered the primary beneficiary. Accordingly, the assets, liabilities and operations of these six joint ventures have been consolidated with the Company’s financial statements as of December 31, 2003 and for the period then ended.

The financial statements of joint ventures in which the Company has a 50% or less voting or economic interest (and thus are not controlled by the Company) and which were created prior to February 1, 2003, and the financial statements of joint ventures which have not been determined to be variable interest entities in which the Company is considered the primary beneficiary are not consolidated with the Company’s financial statements. The Company’s investments in unconsolidated joint ventures are accounted for using the equity method. Income allocations and cash distributions to the Company from joint ventures are based on predetermined formulas between the Company and its joint venture partners as specified in the applicable partnership or operating agreements. The Company generally receives, after partners’ priority returns and returns of partners’ capital, approximately 50% of the profits and cash flows from joint ventures. See Note 2 of “Notes to Consolidated Financial Statements” for condensed combined financial information for the six joint ventures whose financial statements have been consolidated with the Company’s financial statements. See Note 5 of “Notes to Consolidated Financial Statements” for condensed combined financial information for the unconsolidated joint ventures. Based upon current estimates, substantially all future development and construction costs incurred by the joint ventures will be funded by the venture partners or from the proceeds of construction financing obtained by the joint ventures.

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

The Company had total consolidated revenues from operations of $897.8 million, $613.3 million and $468.2 million for the years ended December 31, 2003, 2002 and 2001, respectively. Homes closed by the Company, including its joint ventures, were 2,804, 2,522 and 2,566 for the years ended December 31, 2003, 2002 and 2001, respectively. Including its joint ventures, the Company’s dollar amount of backlog of homes sold but not closed as of December 31, 2003, was $595.2 million, a 130% increase over the $259.1 million as of December 31, 2002. The cancellation rate of buyers who contracted to buy a home but did not close escrow was approximately 18% during 2003 and 19% during 2002.

The Company’s operations are dependent to a significant extent on debt financing and on joint venture financing. The Company’s principal credit sources are its 10 3/4% Senior Notes, 7 1/2% Senior Notes, secured revolving credit facilities, seller-provided financing, and land banking transactions. At December 31, 2003, the outstanding principal amount of the 10 3/4% Senior Notes was $246.4 million. The secured revolving credit facilities are revolving lines of credit with a maximum commitment of $325.0 million at December 31, 2003. However, the credit facilities have limitations on the amounts that can be borrowed at any time based on assets which are included in the credit facilities and the specified borrowings permitted under borrowing base calculations. The secured revolving credit facilities are secured by substantially all of the Company’s assets. At December 31, 2003, the outstanding principal amount under the secured revolving credit facilities was $49.2 million. The Company’s mortgage subsidiary has a $20.0 million revolving credit facility and a $10.0 million revolving credit facility to fund its mortgage operations, of which an aggregate $9.6 million was outstanding at December 31, 2003. On February 6, 2004, the Company completed an offering of 7 1/2% Senior Notes due 2014 in the outstanding principal amount of $150.0 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition and Liquidity” and Note 6 of “Notes to Consolidated Financial Statements.”

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

The following table sets forth sales from real estate operations attributable to each of the Company’s homebuilding divisions during the preceding three fiscal years:

	Year Ended December 31,
	2003		2002		2001
	Dollar Amount	% of Total	Dollar Amount	% of Total	Dollar Amount	% of Total

	(Dollars in Thousands)
Consolidated
Southern California(1)	$304,190	25%	$232,868	24%	$118,611	15%
San Diego(2)	170,264	14%	115,843	12%	117,652	15%
Northern California(3)	181,062	15%	84,679	9%	75,108	10%
Arizona(4)	67,402	5%	65,571	7%	46,262	6%
Nevada(5)	165,395	14%	103,449	11%	101,423	13%

	888,313	73%	602,410	63%	459,056	59%

Unconsolidated joint ventures
Southern California(1)	103,020	9%	167,518	16%	156,336	20%
San Diego(2)	118,753	10%	90,843	9%	49,748	6%
Northern California(3)	103,776	8%	121,415	12%	115,385	15%

	325,549	27%	379,776	37%	321,469	41%

Combined
Southern California(1)	407,210	34%	400,386	40%	274,947	35%
San Diego(2)	289,017	24%	206,686	21%	167,400	21%
Northern California(3)	284,838	23%	206,094	21%	190,493	25%
Arizona(4)	67,402	5%	65,571	7%	46,262	6%
Nevada(5)	165,395	14%	103,449	11%	101,423	13%

	$1,213,862	100%	$982,186	100%	$780,525	100%

(1)	The Southern California Division consists of operations in the counties of Los Angeles, Orange and Ventura and a portion of Riverside County.

(2)	The San Diego Division consists of operations in San Diego County and a portion of Riverside County.

(3)	The Northern California Division consists of operations in Contra Costa, El Dorado, Santa Clara, Sacramento, San Joaquin, Solano, Placer and Stanislaus Counties.

(4)	The Arizona Division consists of operations in the Phoenix area.

(5)	The Nevada Division consists of operations in the Las Vegas area.

For financial information concerning segments, see the “Consolidated Financial Statements” and Note 1 of “Notes to Consolidated Financial Statements.”

LAND ACQUISITION AND DEVELOPMENT

As of December 31, 2003, the Company and its joint ventures controlled 18,172 lots. Of these lots, 6,174 were owned and entitled.

The Company estimates that its current inventory of land owned is adequate to supply its homebuilding operations at current operating levels for approximately six years.

The Company uses a land acquisition team, which includes members of its senior management, to manage the risks associated with land ownership and development. It is the Company’s policy that land can be purchased or sold only with the prior approval of senior management. The Company’s land acquisition strategy has been to undertake projects with shorter life-cycles in order to reduce development and market risk while maintaining an inventory of owned lots sufficient for construction of homes over a two-year period. The Company’s strategy consists of the following elements:

•	Completing due diligence prior to committing to acquire land;

•	Reviewing the status of entitlements and other governmental processing to mitigate zoning and other development risk;

•	Focusing on land as a component of a home’s cost structure, rather than on the land’s speculative value;

•	Limiting land acquisition size to reduce investment levels in any one project where possible;

•	Utilizing option, joint venture and other non-capital intensive structures to control land where feasible;

•	Funding land acquisitions whenever possible with non-recourse seller financing;

•	Employing centralized control of approval over all land transactions;

•	Expanding homebuilding operations in the Southwest, particularly in the Company’s long established markets of California and Arizona and in Nevada, where it entered the market in 1995; and

•	Diversifying with respect to geography, markets and product types.

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

During the year ended December 31, 2003, the Company and two unaffiliated parties formed a series of limited liability companies for the purpose of acquiring three parcels of land totaling 236 acres in Irvine and Tustin, California (formerly part of the Tustin Marine Corps Air Station) and developing the land into 1,910 residential homesites. This unique acquisition is positioned to deliver homes in multiple product segments in what the Company believes is one of the highest demand and supply constrained markets in the country. Upon completion of the development, the Company has the obligation under certain specific conditions to purchase approximately one-half of the homesites. It is anticipated that homebuilding activities and first deliveries will begin in 2005. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition and Liquidity” and Note 5 of “Notes to Consolidated Financial Statements” for more information relating to this transaction and related financing.

HOMEBUILDING AND MARKET STRATEGY

The Company currently has a wide variety of product lines which enables it to meet the specific needs of each of its markets. Although the Company primarily emphasizes sales to the entry-level and move-up home markets, it believes that this diversified product strategy enables it to best serve a wide range of buyers and adapt quickly to a variety of market conditions. In order to reduce exposure to local market conditions, the Company’s sales locations are geographically dispersed. At December 31, 2003, the Company and its joint ventures had 42 sales locations.

Because the decision as to which product to develop is based on the Company’s assessment of market conditions and the restrictions imposed by government regulations, homestyles and sizes vary from project to project. The Company’s attached housing ranges in size from 1,207 to 2,666 square feet, and the detached housing ranges from 1,309 to 5,770 square feet.

Due to the Company’s product and geographic diversification strategy, the prices of the Company’s homes also vary substantially. Base sales prices for the Company’s attached housing range from approximately $297,000 to $437,000 and base sales prices for detached housing range from approximately $119,000 to $1,825,000. On a combined basis with the Company’s joint ventures, the average sales price of homes closed for the year ended December 31, 2003 was $422,200.

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

Description of Projects and Communities Under Development

The Company’s homebuilding projects usually take two to five years to develop. The following table presents project information relating to each of the Company’s homebuilding divisions as of December 31, 2003 and only includes projects with lots owned as of December 31, 2003 or homes closed for the year ended December 31, 2003.

Project (County) Product	Year of First Delivery	Estimated Number of Homes at Completion(1)	Units Closed as of December 31, 2003	Backlog at December 31, 2003(2)(3)	Lots Owned as of December 31, 2003(4)	Homes Closed for the Year Ended December 31, 2003	Sales Price Range(5)

SOUTHERN CALIFORNIA
Consolidated:
Orange County
Terraza at Vista del Verde, Yorba Linda	2001	106	106	0	0	6	$565,000 — 615,000
Monticello, Irvine	2002	112	112	0	0	14	$330,000 — 390,000
Montellano at Talega, San Clemente	2002	61	61	0	0	33	$890,000 — 960,000
Mirador at Talega, San Clemente	2004	76	0	0	76	0	$1,025,000 — 1,125,000
Sterling Glen, Ladera Ranch	2002	102	102	0	0	11	$502,000 — 535,000
Davenport, Ladera Ranch	2003	163	112	30	51	112	$380,000 — 437,000
Walden Park, Ladera Ranch	2004	109	0	22	109	0	$560,000 — 590,000
Weatherhaven, Ladera Ranch	2002	71	71	0	0	68	$485,000 — 565,000
Laurel at Quail Hill, Irvine	2003	83	77	5	6	77	$560,000 — 610,000
Linden at Quail Hill, Irvine	2003	100	94	6	6	94	$580,000 — 675,000
Ambridge at Quail Hill, Irvine	2004	128	0	0	56	0	$460,000 — 520,000
Altamura @ Nellie Gail Ranch, Laguna Hills	2003	52	10	17	25	10	$1,650,000 — 1,825,000
Seacove at the Waterfront, Huntington Beach	2004	29	0	0	29	0	$675,000 — 810,000
Covenant Hills P-30A, Ladera Ranch	2005	53	0	0	53	0	$880,000 — 985,000
Covenant Hills P-30B, Ladera Ranch	2005	52	0	0	52	0	$1,010,000 — 1,059,000
Honeyman I, San Juan Capistrano	2005	80	0	0	80	0	$1,020,000 — 1,190,000
Honeyman II, San Juan Capistrano	2005	40	0	0	40	0	$1,260,000 — 1,350,000
Riverside County
Providence Ranch, Corona	2002	97	97	0	0	5	$290,000 — 340,000
Providence Ranch North, Corona	2002	83	83	0	0	2	$246,000 — 300,000
Providence Ranch III, Corona	2003	67	67	0	0	67	$290,000 — 365,000
San Bernardino County Echo Glen – Chino	2003	89	21	40	68	21	$480,000 — 540,000
Ventura County
Cantada, Oxnard	2002	113	113	0	0	1	$343,000 — 363,000

Total consolidated		1,866	1,126	120	651	521

Unconsolidated joint ventures:
Orange County
Beachside, Huntington Beach	2001	86	86	0	0	5	$620,000 — 640,000
Seacove at the Waterfront, Huntington Beach	2004	77	0	0	77	0	$675,000 — 810,000
Riverside County
Discovery, North Corona	2004	172	0	12	172	0	$360,000 — 395,000
Bounty, North Corona	2003	167	25	34	142	25	$405,000 — 435,000

Project (County) Product	Year of First Delivery	Estimated Number of Homes at Completion(1)	Units Closed as of December 31, 2003	Backlog at December 31, 2003(2)(3)	Lots Owned as of December 31, 2003(4)	Homes Closed for the Year Ended December 31, 2003	Sales Price Range(5)
Ventura County
Quintana, Thousand Oaks	2001	90	90	0	0	33	$555,000 — 650,000
Coronado, Oxnard	2002	110	110	0	0	36	$435,000 — 460,000
Cantabria, Oxnard	2002	87	87	0	0	13	$350,000 — 370,000
Los Angeles County
Toscana, Moorpark	2002	70	70	0	0	44	$518,000 — 553,000
Oakmont @ Westridge, Valencia	2003	87	16	31	71	16	$915,000 — 1,025,000
Creekside, Valencia	2004	141	0	0	141	0	$320,000 — 370,000

Total unconsolidated joint ventures.		1,087	484	77	603	172

SOUTHERN CALIFORNIA REGION TOTAL		2,953	1,610	197	1,254	693

NORTHERN CALIFORNIA
Consolidated:
San Joaquin County
Ironwood II, Lathrop	2003	88	64	21	24	64	$276,000 — 317,000
Lyon Estates at Stonebridge, Lathrop	2001	145	145	0	0	63	$284,000 — 324,000
Lyon Estates at Stonebridge, (Unit 9), Lathrop	2004	72	0	46	72	0	$332,000 — 372,000
Contra Costa County
The Bluffs, Hercules	2003	80	43	33	37	43	$622,000 — 674,000
The Shores, Hercules	2003	110	55	36	55	55	$575,000 — 633,000
Sacramento County
Lyon Palazzo, Natomas	2001	100	100	0	0	9	$273,000 — 322,000
Santa Clara County
The Ranch at Silver Creek, San Jose:
Provance	2003	95	15	23	80	15	$1,075,000 — 1,260,000
Portofino	2003	42	8	26	34	8	$1,245,000 — 1,395,000
Mariposa	2003	78	18	14	60	18	$620,000 — 720,000
Siena	2003	61	17	20	44	17	$725,000 — 840,000
Casa Bella	2003	56	3	17	53	3	$560,000 — 665,000
Esperanza	2004	74	0	0	74	0	$710,000 — 845,000
Montesa	2004	54	0	0	54	0	$775,000 — 900,000
Hacienda	2004	34	0	0	34	0	$1,250,000 — 1,339,000
Tesoro	2004	44	0	0	44	0	$657,000 — 699,000

		538	61	100	477	61

Stanislaus County
Lyon Seasons, Modesto	2002	71	71	0	0	26	$296,000 — 339,000
Sonterra at Walker Ranch, Patterson	2003	119	18	7	101	18	$305,000 — 385,000

Total consolidated		1,323	557	243	766	339

Unconsolidated joint ventures:
Contra Costa County
Lyon Dorado, San Ramon	2001	54	54	0	0	1	$788,000 — 1,003,000
Olde Ivy, Brentwood	2003	77	20	20	57	20	$323,000 — 358,000
Heartland, Brentwood	2003	76	20	19	56	20	$329,000 — 356,000
Gables, Brentwood	2003	99	20	20	79	20	$335,000 — 394,000
Overlook, Hercules	2003	133	26	34	107	26	$545,000 — 587,000

Project (County) Product	Year of First Delivery	Estimated Number of Homes at Completion(1)	Units Closed as of December 31, 2003	Backlog at December 31, 2003(2)(3)	Lots Owned as of December 31, 2003(4)	Homes Closed for the Year Ended December 31, 2003	Sales Price Range(5)
Solano County
Cascade/Paradise Valley, Fairfield	2003	9	9	0	0	9	$586,000 — 626,000
Brook, Fairfield	2001	121	121	0	0	7	$312,000 — 359,000
El Dorado County
Lyon Casina, El Dorado Hills	2001	123	100	20	23	60	$365,000 — 405,000
Lyon Prima, El Dorado Hills	2001	137	86	22	51	47	$405,000 — 481,000
Placer County
Pinehurst at Morgan Creek	2003	117	12	13	105	12	$491,000 — 583,000
Cypress at Morgan Creek	2003	73	12	12	61	12	$456,000 — 516,000

Total unconsolidated joint ventures		1,019	480	160	539	234

NORTHERN CALIFORNIA REGION TOTAL		2,342	1,037	403	1,305	573

SAN DIEGO
Consolidated:
Riverside County
Horsethief Canyon Ranch Series “400”, Corona	1995	554	554	0	0	1	$280,000 — 307,000
Sycamore Ranch, Fallbrook	1997	195	195	0	0	37	$509,000 — 690,000
Bridle Creek,, Corona	2003	274	18	23	172	18	$508,000 — 570,000
Willow Glen, Temecula	2003	74	59	13	15	59	$342,000 — 383,000
Tessera, Beaumont	2003	168	66	34	72	66	$223,000 — 262,000
Sedona, Murietta	2003	138	42	28	65	42	$385,000 — 478,000
Cabrillo at Montecito Ranch, Corona	2004	83	0	37	83	0	$483,000 — 515,000
San Diego County
The Groves, Escondido	2001	92	92	0	0	25	$367,000 — 382,000
The Orchards, Escondido	2002	79	79	0	0	57	$413,000 — 432,000
Vineyards, Escondido	2002	73	27	30	46	27	$529,000 — 546,000
Meadows, Escondido	2004	44	0	21	44	0	$477,000 — 536,000
Sonora Ridge, Chula Vista	2003	168	79	40	49	79	$386,000 — 422,000
Boardwalk, San Diego	2004	90	0	0	90	0	$447,000 — 500,000
San Miguel Village, Chula Vista	2005	195	0	0	195	0	$298,000 — 326,000

Total consolidated		2,227	1,211	226	831	411

Unconsolidated joint ventures:
San Diego County
Providence, San Diego	2001	123	123	0	0	49	$587,000 — 627,000
Tanglewood, San Diego	2002	161	161	0	0	132	$413,000 — 474,000
Summerwood, San Diego	2002	95	95	0	0	68	$430,000 — 473,000

Total unconsolidated joint ventures		379	379	0	0	249

SAN DIEGO REGION TOTAL		2,606	1,590	226	831	660

ARIZONA
Consolidated:
Maricopa County
Sage Creek — Arcadia, Avondale	2000	167	167	0	0	1	$137,000 — 160,000
Mesquite Grove — Parada, Chandler	2001	112	104	6	8	66	$189,000 — 233,000

Project (County) Product	Year of First Delivery	Estimated Number of Homes at Completion(1)	Units Closed as of December 31, 2003	Backlog at December 31, 2003(2)(3)	Lots Owned as of December 31, 2003(4)	Homes Closed for the Year Ended December 31, 2003	Sales Price Range(5)
Mesquite Grove — Estates, Chandler	2001	93	64	24	29	32	$294,000 — 330,000
Dove Wing at Power Ranch, Gilbert	2001	103	100	3	3	49	$177,000 — 235,000
Aubergine at Tramonto, Phoenix	2001	76	76	0	0	44	$191,000 — 254,000
Morgan Creek at Country Place, Tolleson	2001	115	112	3	3	83	$119,000 — 141,000
Oakcrest at Gateway Crossing, Gilbert	2003	236	42	68	114	42	$132,000 — 171,000
Woodridge at Gateway Crossing, Gilbert	2003	165	2	28	66	2	$148,000 — 188,000
Sonoran Foothills, Phoenix Desert Crown	2004	124	0	0	13	0	$259,000 — 340,000
Desert Sierra	2004	212	0	0	20	0	$160,000 — 191,000
Cooley Station, Gilbert	2004	548	0	0	548	0
Copper Canyon Ranch, Surprise Rancho Vistas	2004	212	0	75	212	0	$278,000 — 362,000
Sunset Point	2004	282	0	0	282	0	$131,000 — 195,000
El Sendero Hills	2004	188	0	0	188	0	$186,000 — 238,000

ARIZONA REGION TOTAL		2,633	667	207	1,486	319

NEVADA
Consolidated:
Clark County
Topaz Ridge at Summerlin, Las Vegas	2002	89	80	9	9	41	$577,000 — 630,000
Annendale, North Las Vegas	2001	194	193	1	1	107	$181,000 — 204,000
Santalina at Summerlin, Las Vegas	2002	74	74	0	0	73	$265,000 — 291,000
Encanto at Summerlin, Las Vegas	2003	79	79	0	0	79	$363,000 — 386,000
Calimesa, North Las Vegas	2003	90	90	0	0	90	$165,000 — 181,000
Iron Mountain, Las Vegas	2003	70	44	26	26	44	$363,000 — 416,000
Vista Verde at Summerlin, Las Vegas	2003	122	15	37	107	15	$298,000 — 340,000
Miraleste at Summerlin, Las Vegas	2003	122	7	44	115	7	$401,000 — 444,000
The Classics, North Las Vegas	2003	227	52	29	175	52	$190,000 — 214,000
The Springs, North Las Vegas	2003	209	27	29	182	27	$170,000 — 203,000
The Estates, North Las Vegas	2003	176	24	33	152	24	$204,000 — 228,000
The Cottages, North Las Vegas	2004	360	0	25	360	0	$150,000 — 167,000
Granada at Summerlin, Las Vegas	2004	144	0	0	144	0	$350,000 — 395,000
Palomar at Summerlin, Las Vegas	2005	27	0	0	27	0	$399,000 — 432,000

NEVADA REGION TOTAL		1,983	685	233	1,298	559

GRAND TOTALS:
Consolidated		10,032	4,246	1,029	5,032	2,149
Unconsolidated joint ventures		2,485	1,343	237	1,142	655

		12,517	5,589	1,266	6,174	2,804

(1)	The estimated number of homes to be built at completion is subject to change, and there can be no assurance that the Company will build these homes.

(2)	Backlog consists of homes sold under sales contracts that have not yet closed, and there can be no assurance that closings of sold homes will occur.
(3)	Of the total homes subject to pending sales contracts as of December 31, 2003, 1,127 represent homes completed or under construction and 139 represent homes not yet under construction.
(4)	Lots owned as of December 31, 2003 include lots in backlog at December 31, 2003.
(5)	Sales price range reflects base price only and excludes any lot premium, buyer incentive and buyer selected options, which vary from project to project.

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

The Company’s homes are typically sold before or during construction through sales contracts which are usually accompanied by a small cash deposit. Such sales contracts are usually subject to certain contingencies such as the buyer’s ability to qualify for financing. The cancellation rate of buyers who contracted to buy a home but did not close escrow at the Company and its joint ventures’ projects was approximately 18% during 2003. Cancellation rates are subject to a variety of factors beyond the Company’s control such as adverse economic conditions and increases in mortgage interest rates. The Company and its joint ventures’ inventory of completed and unsold homes was 6 homes as of December 31, 2003.

Warranty

The Company provides its homebuyers with a one-year limited warranty covering workmanship and materials. The Company also provides its homebuyers with a limited warranty that covers “construction defects,” as defined in the limited warranty agreement provided to each home buyer, for the length of its legal liability for such defects (which may be up to ten years in some circumstances), as determined by the law of the state in which the Company builds. The limited warranty covering construction defects is transferable to subsequent buyers not under direct contract with the Company and requires that homebuyers agree to the definitions and procedures set forth in the warranty, including the submission of unresolved construction-related disputes to binding arbitration. The Company began providing this limited warranty at the end of 2001.

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

Information Systems and Controls

The Company assigns a high priority to the development and maintenance of its budget and cost control systems and procedures. The Company’s divisional offices are connected to corporate headquarters through a fully integrated accounting, financial and operational management information system. Through this system, management regularly evaluates the status of its projects in relation to budgets to determine the cause of any variances and, where appropriate, adjusts the Company’s operations to capitalize on favorable variances or to limit adverse financial impacts.

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

As of December 31, 2003, the Company employed 660 full-time and 27 part-time employees, including corporate staff, supervisory personnel of construction projects, maintenance crews to service completed projects, as well as persons engaged in administrative, finance and accounting, mortgage, engineering, land acquisition, sales and marketing activities.

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

Item 2.    Properties

Headquarters

The Company’s corporate headquarters are located at 4490 Von Karman Avenue, Newport Beach, California, which it leases from a trust of which William H. Lyon, a director of the Company, is the sole beneficiary. The Company leases or owns properties for its division offices and Duxford Financial, Inc., but none of these properties is material to the operation of the Company’s business. For information about properties owned by the Company for use in its homebuilding activities, see Item 1.

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

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to the Company’s stockholders during the fourth quarter of the Company’s fiscal year ended December 31, 2003.

PART II

Item 5.    Market for the Registrant’s Common Equity and Related Stockholder Matters

The following table sets forth the high and low sales prices for the Common Stock of the Company as reported on the New York Stock Exchange (stock ticker symbol: WLS) for the periods indicated.

	High	Low
2002
First Quarter	$23.7500	$14.3300
Second Quarter	29.8700	18.3000
Third Quarter	25.9500	18.6200
Fourth Quarter	27.0500	20.8500

2003
First Quarter	25.7000	21.2000
Second Quarter	34.5000	25.1700
Third Quarter	50.5900	31.1600
Fourth Quarter	68.4500	50.0500

As of February 24, 2004, the closing price for the Company’s Common Stock as reported on the NYSE was $77.50.

As of February 24, 2004, there were approximately 1,157 beneficial owners of the Company’s Common Stock.

The Company’s Board of Directors has authorized a program to repurchase up to 20% of the Company’s outstanding shares as announced on September 20, 2001. No shares were repurchased under this program during the period ended December 31, 2001. For the year ended December 31, 2002, the Company repurchased 1,018,400 shares of its outstanding common shares for $19,570,000 and for the year ended December 31, 2003, the Company repurchased 200,000 shares of its outstanding common shares for $7,180,000.

The Company has not paid any cash dividends on its Common Stock during the last three fiscal years and expects that for the foreseeable future it will follow a policy of retaining earnings in order to help finance its business. Payment of dividends is within the discretion of the Company’s Board of Directors and will depend upon the earnings, capital requirements, general economic conditions and operating and financial condition of the Company, among other factors. In addition, the effect of the Company’s principal financing agreements currently prohibits the payment of dividends by the Company. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition and Liquidity” and Note 7 of “Notes to Consolidated Financial Statements.”

The following table sets forth information as of December 31, 2003 with respect to compensation plans under which the Company’s Common Stock is authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	189,627	$8.8482	396,666
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	189,627	$8.8482	396,666

No compensation plan under which the Company’s Common Stock is authorized for issuance was adopted without the approval of the Company’s stockholders.

Item 6.    Selected Financial Data

The following table sets forth certain of the Company’s historical financial data. The selected historical consolidated financial data as of December 31, 2003 and 2002 and for the years ended December 31, 2003, 2002 and 2001 have been derived from the Company’s audited consolidated financial statements and the related notes included elsewhere herein. The selected historical consolidated financial data as of December 31, 2001, 2000 and 1999 and for the years ended December 31, 2000 and 1999 have been derived from the Company’s audited financial statements for such years, which are not included herein. The selected historical consolidated financial data set forth below are not necessarily indicative of the results of future operations and should be read in conjunction with the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the historical consolidated financial statements and accompanying notes included elsewhere herein.

	As of and for the Year Ended December 31,
	2003	2002	2001	2000	1999(1)
	(dollars in thousands, except per share amounts)
Statement of Income Data:
Operating revenue
Home sales	$866,657	$593,762	$452,002	$403,850	$426,839
Lots, land and other sales	21,656	8,648	7,054	3,016	13,142
Management fees	9,490	10,892	9,127	10,456	4,825

	897,803	613,302	468,183	417,322	444,806

Operating costs
Cost of sales—homes	(714,385)	(504,330)	(382,608)	(335,891)	(357,153)
Cost of sales—lots, land and other	(13,269)	(9,404)	(5,158)	(3,378)	(13,223)
Sales and marketing	(31,252)	(22,862)	(18,149)	(16,515)	(19,387)
General and administrative	(50,315)	(39,366)	(37,171)	(35,348)	(24,193)
Amortization of goodwill(2)	—	—	(1,242)	(1,244)	(307)

	(809,221)	(575,962)	(444,328)	(392,376)	(414,263)

Equity in income of unconsolidated joint ventures	31,236	27,748	22,384	24,416	17,859

Operating income	119,818	65,088	46,239	49,362	48,402
Interest expense, net of amounts capitalized	—	—	(227)	(5,557)	(6,153)
Financial advisory expenses	—	—	—	—	(2,197)
Other income, net(3)	4,563	2,693	7,513	7,940	7,666
Minority equity in income of consolidated entities	(429)	—	—	—	—

Income before provision for income taxes	123,952	67,781	53,525	51,745	47,718
Provision for income taxes	(51,815)	(18,270)	(5,847)	(12,477)	(241)

Net income	$72,137	$49,511	$47,678	$39,268	$47,477

Earnings per common share
Basic	$7.37	$4.85	$4.50	$3.74	$4.55

Diluted	$7.27	$4.73	$4.44	$3.74	$4.55

Balance Sheet Data:
Cash and cash equivalents	$24,137	$16,694	$19,751	$14,711	$2,154
Real estate inventories	698,047	491,952	307,335	233,700	199,430
Investments in and advances to unconsolidated joint ventures	45,613	65,404	66,753	49,966	50,282
Total assets	839,715	617,581	433,709	330,280	278,483
Total debt	326,737	266,065	221,470	166,910	176,630
Minority interest	142,496	80,647	784	—	—
Stockholders’ equity	252,040	181,676	150,617	102,512	53,301

Operating Data (including unconsolidated joint ventures) (unaudited):
Number of net new home orders	3,443	2,607	2,541	2,603	2,303
Number of homes closed	2,804	2,522	2,566	2,666	2,618
Average sales price of homes closed	$422	$379	$299	$289	$241
Backlog at end of period, number of homes(4)	1,266	627	542	567	630
Backlog at end of period, aggregate sales value(4)	$595,180	$259,123	$176,531	$171,650	$185,800

(1)	On November 5, 1999, the Company acquired substantially all of the assets and assumed substantially all of the related liabilities of a homebuilding company owned by General William Lyon, Chairman of the Board, and a trust for the benefit of his son, William H. Lyon, a director. The total purchase price consisted of approximately $42.6 million in cash and the assumption of approximately $101.1 million of liabilities. The acquisition has been accounted for as a purchase and, accordingly, the purchase price has been allocated based on the fair value of the assets acquired and liabilities assumed.

(2)	The amount paid for business acquisitions over the net fair value of assets acquired and liabilities assumed is reflected as goodwill and, until January 1, 2002, was being amortized on a straight-line basis over seven years. Accumulated amortization was $2,793,000 as of December 31, 2001. In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement No. 142”), effective for fiscal years beginning after December 15, 2001. Under the new rule, goodwill is no longer amortized but is subject to impairment tests in accordance with Statement No. 142. The Company performed its required annual impairment test of goodwill as of December 31, 2003 and determined that there have been no indicators of impairment. If Statement No. 142 had been adopted effective January 1, 1999, the pro forma impact of the non-amortization of goodwill on the results for the subsequent periods would have been as follows (in thousands except per share data):

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(dollars in thousands)
Net income, as reported	$72,137	$49,511	$47,678	$39,268	$47,477
Amortization of goodwill, net of tax	—	—	1,106	943	305

Net income, as adjusted	$72,137	$49,511	$48,784	$40,211	$47,782

Earnings per common share, as adjusted:
Basic	$7.37	$4.85	$4.61	$3.83	$4.58

Diluted	$7.27	$4.73	$4.54	$3.83	$4.58

(3)	In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, Recission of SFAS Nos. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections (“Statement No. 145”). Statement No. 145 prevents gains or losses on extinguishment of debt not meeting the criteria of APB 30 to be treated as extraordinary. Statement No. 145 is effective for fiscal years beginning after March 15, 2002. Upon adoption of Statement No. 145, the Company’s previously reported extraordinary items related to gain from retirement of debt were reclassified to other income and not reported as extraordinary items.

(4)	Backlog consists of homes sold under pending sales contracts that have not yet closed, some of which are subject to contingencies, including mortgage loan approval and the sale of existing homes by customers. There can be no assurance that homes sold under pending sales contracts will close. Of the total homes sold subject to pending sales contracts as of December 31, 2003, 1,127 represent homes under construction and 139 represent homes not yet under construction. Backlog as of all dates is unaudited.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of results of operations and financial condition should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and Notes thereto and other financial information appearing elsewhere in this Annual Report on Form 10-K. As used herein, “on a combined basis” means the total of operations in consolidated projects and unconsolidated joint ventures.

The Company is primarily engaged in the design, construction and sale of single family detached and attached homes in California, Arizona and Nevada. Since the founding of its predecessor in 1956, on a combined basis the Company has sold over 59,000 homes. The Company conducts its homebuilding operations through five geographic divisions: Southern California, San Diego, Northern California, Arizona and Nevada. The Company believes that it is well positioned for future growth in all of its markets. For the year ended December 31, 2003, on a combined basis, the Company had revenues from home sales of $1.2 billion and delivered 2,804 homes.

As of December 31, 2003, the Company and certain of its subsidiaries were general partners or members in joint ventures involved in the development and sale of residential projects. As described more fully in Note 2 to “Notes to Consolidated Financial Statements”, in accordance with Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, as amended (“Interpretation No. 46”), six joint ventures created after January 31, 2003 have been determined to be variable interest entities in which the Company is considered the primary beneficiary. Accordingly, the assets, liabilities and operations of these six joint ventures have been consolidated with the Company’s financial statements as of December 31, 2003 and for the period then ended.

The financial statements of joint ventures in which the Company has a 50% or less voting or economic interest (and thus are not controlled by the Company) and which were created prior to February 1, 2003, and the financial statements of joint ventures which have not been determined to be variable interest entities in which the Company is considered the primary beneficiary are not consolidated with the Company’s financial statements. The Company’s investments in unconsolidated joint ventures are accounted for using the equity method. Income allocations and cash distributions to the Company from joint ventures are based on predetermined formulas between the Company and its joint venture partners as specified in the applicable partnership or operating agreements. The Company generally receives, after partners’ priority returns and returns of partners’ capital, approximately 50% of the profits and cash flows from joint ventures. See Note 2 of “Notes to Consolidated Financial Statements” for condensed combined financial information for the six joint ventures whose financial statements have been consolidated with the Company’s financial statements. See Note 5 of “Notes to Consolidated Financial Statements” for condensed combined financial information for the unconsolidated joint ventures. Based upon current estimates, substantially all future development and construction costs incurred by the joint ventures will be funded by the venture partners or from the proceeds of construction financing obtained by the joint ventures.

Results of Operations

Selected financial and operating information for the Company including its consolidated projects and unconsolidated joint ventures as of and for the periods presented is as follows:

	As of and for the year ended December 31, 2003
	Consolidated	Unconsolidated Joint Ventures	Combined Total
Selected Financial Information (dollars in thousands)
Homes closed	2,149	655	2,804

Home sales revenue	$866,657	$317,109	$1,183,766
Cost of sales	(714,385)	(248,252)	(962,637)

Gross margin	$152,272	$68,857	$221,129

Gross margin percentage	17.6%	21.7%	18.7%

Number of homes closed
California	1,271	655	1,926
Arizona	319	—	319
Nevada	559	—	559

Total	2,149	655	2,804

Average sales price
California	$498,700	$484,100	$493,800
Arizona	211,300	—	211,300
Nevada	295,900	—	295,900

Total	$403,300	$484,100	$422,200

Number of net new home orders
California	1,660	697	2,357
Arizona	389	—	389
Nevada	697	—	697

Total	2,746	697	3,443

Average number of sales locations during period
California	19	9	28
Arizona	6	—	6
Nevada	6	—	6

Total	31	9	40

	As of and for the year ended December 31, 2003
	Consolidated	Unconsolidated Joint Ventures	Combined Total
Backlog of homes sold but not closed at end of period
California	589	237	826
Arizona	207	—	207
Nevada	233	—	233

Total	1,029	237	1,266

Dollar amount of backlog of homes sold but not closed at end of period (dollars in thousands)
California	$355,128	$119,509	$474,637
Arizona	47,228	—	47,228
Nevada	73,315	—	73,315

Total	$475,671	$119,509	$595,180

Lots controlled at end of year
Owned lots
California	2,248	1,142	3,390
Arizona	1,486	—	1,486
Nevada	1,298	—	1,298

Total	5,032	1,142	6,174

Optioned lots(1)
California			4,835
Arizona			4,253
Nevada			2,910

Total			11,998

Total lots controlled
California			8,225
Arizona			5,739
Nevada			4,208

Total			18,172

	As of and for the year ended December 31, 2002
	Consolidated	Unconsolidated Joint Ventures	Combined Total
Selected Financial Information (dollars in thousands)
Homes closed	1,740	782	2,522

Home sales revenue	$593,762	$362,697	$956,459
Cost of sales	(504,330)	(298,838)	(803,168)

Gross margin	$89,432	$63,859	$153,291

Gross margin percentage	15.1%	17.6%	16.0%

Number of homes closed
California	1,116	782	1,898
Arizona	270	—	270
Nevada	354	—	354

Total	1,740	782	2,522

Average sales price
California	$387,900	$463,800	$419,200
Arizona	212,800	—	212,800
Nevada	292,200	—	292,200

Total	$341,200	$463,800	$379,200

Number of net new home orders
California	1,117	880	1,997
Arizona	289	—	289
Nevada	321	—	321

Total	1,727	880	2,607

Average number of sales locations during period
California	15	10	25
Arizona	6	—	6
Nevada	4	—	4

Total	25	10	35

	As of and for the year ended December 31, 2002
	Consolidated	Unconsolidated Joint Ventures	Combined Total
Backlog of homes sold but not closed at end of period
California	200	195	395
Arizona	137	—	137
Nevada	95	—	95

Total	432	195	627

Dollar amount of backlog of homes sold but not closed at end of period (dollars in thousands)
California	$99,078	$96,160	$195,238
Arizona	30,206	—	30,206
Nevada	33,679	—	33,679

Total	$162,963	$96,160	$259,123

Lots controlled at end of year
Owned lots
California	2,174	1,439	3,613
Arizona	963	—	963
Nevada	1,534	—	1,534

Total	4,671	1,439	6,110

Optioned lots(1)
California			2,953
Arizona			4,462
Nevada			198

Total			7,613

Total lots controlled
California			6,566
Arizona			5,425
Nevada			1,732

Total			13,723

	As of and for the year ended December 31, 2001
	Consolidated	Unconsolidated Joint Ventures	Combined Total
Selected Financial Information (dollars in thousands)
Homes closed	1,861	705	2,566

Home sales revenue	$452,002	$316,098	$768,100
Cost of sales	(382,608)	(258,997)	(641,605)

Gross margin	$69,394	$57,101	$126,495

Gross margin percentage	15.4%	18.1%	16.5%

Number of homes closed
California	1,087	705	1,792
Arizona	298	—	298
Nevada	476	—	476

Total	1,861	705	2,566

Average sales price
California	$281,300	$448,400	$347,100
Arizona	150,200	—	150,200
Nevada	213,100	—	213,100

Total	$242,900	$448,400	$299,300

Number of net new home orders
California	1,080	618	1,698
Arizona	336	—	336
Nevada	507	—	507

Total	1,923	618	2,541

Average number of sales locations during period
California	15	13	28
Arizona	6	—	6
Nevada	6	—	6

Total	27	13	40

	As of and for the year ended December 31, 2001
	Consolidated	Unconsolidated Joint Ventures	Combined Total
Backlog of homes sold but not closed at end of period
California	199	97	296
Arizona	118	—	118
Nevada	128	—	128

Total	445	97	542

Dollar amount of backlog of homes sold but not closed at end of period (dollars in thousands)
California	$68,013	$50,115	$118,128
Arizona	24,523	—	24,523
Nevada	33,880	—	33,880

Total	$126,416	$50,115	$176,531

Lots controlled at end of year
Owned lots
California	1,578	2,027	3,605
Arizona	923	—	923
Nevada	378	—	378

Total	2,879	2,027	4,906

Optioned lots(1)
California			1,156
Arizona			1,859
Nevada			446

Total			3,461

Total lots controlled
California			4,761
Arizona			2,782
Nevada			824

Total			8,367

(1)	Optioned lots may be purchased by the Company as consolidated projects or may be purchased by newly formed unconsolidated joint ventures.

On a combined basis, the number of net new home orders for the year ended December 31, 2003 increased 32.1% to 3,443 homes from 2,607 homes for the year ended December 31, 2002. The number of homes closed for the year ended December 31, 2003 increased 11.2% to 2,804 homes from 2,522 homes for the year ended December 31, 2002. The backlog of homes sold but not closed as of December 31, 2003 was 1,266 homes, up 102.0% from 627 homes as of December 31, 2002.

The number of net new home orders for the year ended December 31, 2002 on a combined basis increased 2.6% to 2,607 homes from 2,541 homes for the year ended December 31, 2001. The number of homes closed for the year ended December 31, 2002 decreased 1.7% to 2,522 homes from 2,566 homes for the year ended December 31, 2001. The backlog of homes sold but not closed as of December 31, 2002 was 627 homes, up 15.7% from 542 homes as of December 31, 2001.

Homes in backlog are generally closed within three to six months. The dollar amount of backlog of homes sold but not closed on a combined basis as of December 31, 2003 was $595.2 million, up 130% from $259.1 million as of December 31, 2002. The cancellation rate of buyers who contracted to buy a home but did not close escrow at the Company’s projects was approximately 18% during 2003 and 19% during 2002. The inventory of completed and unsold homes was 6 homes as of December 31, 2003.

The Company believes that the increase in the number of net new home orders and homes closed during 2003, as described above, are indications of an improving economy in 2003. In addition, in most of the markets in which the Company operates, the demand for housing exceeds the current supply of housing. The increase in the number of net new home orders and the decrease in cancellation rate during 2003 and 2002 (as compared to 2001), were indications of an improving economy in 2003 and 2002, subsequent to the weakened economic conditions following the unprecedented and tragic events of September 11, 2001.

Comparisons of Years Ended December 31, 2003 and 2002.    Operating revenue for the year ended December 31, 2003 was $897.8 million, an increase of $284.5 million (46.4%), from operating revenue of $613.3 million for the year ended December 31, 2002. Revenue from sales of homes increased $272.9 million (46.0%) to $866.7 million in 2003 from $593.8 million in 2002. This increase was due primarily to an increase in the average sales prices of consolidated homes to $403,300 in 2003 from $341,200 in 2002 and an increase in the number of consolidated homes closed to 2,149 in 2003 from 1,740 in 2002. Revenues from sales of lots, land and other increased to $21.7 million in 2003 from $8.6 million in 2002, due to the bulk sale of land in one of the Company’s developments. Management fee income decreased by $1.4 million to $9.5 million in 2003 from $10.9 million in 2002 as a result of a decrease in the number of homes closed in unconsolidated joint ventures to 655 in 2003 from 782 in 2002. Equity in income of unconsolidated joint ventures amounting to $31.2 million was recognized in 2003, compared to $27.7 million in 2002 as a result of the increase in gross margin percentage of the unconsolidated joint ventures to 21.7% in 2003 from 17.6% in 2002.

Total operating income increased to $119.8 million in 2003 from $65.1 million in 2002. The excess of revenue from sales of homes over the related cost of sales (gross margin) increased by $62.9 million to $152.3 million in 2003 from $89.4 million in 2002. This increase was primarily due to an increase in the average sales prices to $403,300 in 2003 from $341,200 in 2002 (18.2%) and an increase in the number of consolidated homes closed to 2,149 in 2003 from 1,740 in 2002 (23.5%). Gross margin percentages increased by 2.5% to 17.6% in 2003 from 15.1% in 2002. Sales and marketing expenses increased by $8.4 million (36.7%) to $31.3 million in 2003 from $22.9 million in 2002 primarily due to increased sales locations, increased marketing fees paid to developers of master-planned communities and sales commissions as a result of increased revenue from sales of homes. General and administrative expenses increased by $10.9 million to $50.3 million in 2003 from $39.4 million in 2002, primarily as a result of increased salaries and related benefits due to an increase in the number of employees and additional employee bonuses based on improved operating results of the Company.

Total interest incurred during 2003 increased $20.4 million to $47.2 million from $26.8 million in 2002 as a result of an increase in the average amount of outstanding debt including the issuance of the 10 3/4% Senior Notes, offset by decreases in interest rates. There was no net interest expense recognized in 2003 or 2002 as a result of the increasing amount of real estate inventories available for capitalization of interest.

Other income (expense), net increased to $4.6 million in 2003 from $2.7 million in 2002 primarily as a result of increases in mortgage company operations and other miscellaneous income.

Minority interest in income of subsidiaries of $0.4 million during the year ended December 31, 2003 is related to the consolidation of the outside partners’ equity in income of an entity consolidated as defined in Financial Accounting Standards Board Interpretation No. 46 “Consolidation of Variable Interest Entities.” See Note 2 of “Notes to Consolidated Financial Statements”.

The estimated overall effective rate for the year ending December 31, 2003 is 41.8%. During the year ended December 31, 2003, income tax benefits of $3.1 million related to stock option exercises were excluded from the results of operations and credited to additional paid-in capital. The elimination during 2002 of the remaining valuation allowances for deferred tax assets reduced the Company’s estimated overall effective tax rate for the year ended December 31, 2002 from 39.3% to 27.0%. At December 31, 2003, the Company has net operating loss carryforwards for Federal tax purposes of approximately $2.0 million, which expire in 2009. In addition, unused recognized built-in losses in the amount of $23.9 million are available to offset future income and expire between 2009 and 2011. The utilization of these losses is limited to offset $3.2 million of taxable income per year; however, any unused losses in any year may be carried forward for utilization in future years through 2011.

The Company’s ability to utilize the foregoing tax benefits will depend upon the amount of its future taxable income and may be further limited under certain circumstances.

As a result of the foregoing factors, net income increased to $72.1 million in the 2003 period from $49.5 million in the 2002 period.

Comparison of Years Ended December 31, 2002 and 2001.    Operating revenue for the year ended December 31, 2002 was $613.3 million, an increase of $145.1 million (31.0%), from operating revenue of $468.2 million for the year ended December 31, 2001. Revenue from sales of homes increased $141.8 million (31.4%) to $593.8 million in 2002 from $452.0 million in 2001. This increase was due primarily to an increase in the average sales prices of consolidated homes to $341,200 in 2002 from $242,900 in 2001, offset by a decrease in the number of consolidated homes closed to 1,740 in 2002 from 1,861 in 2001. Management fee income increased by $1.8 million to $10.9 million in 2002 from $9.1 million in 2001 as a result of an increase in the number of homes closed in unconsolidated joint ventures to 782 in 2002 from 705 in 2001. Equity in income of unconsolidated joint ventures amounting to $27.7 million was recognized in 2002, compared to $22.4 million in 2001 as a result of the increase in net income of the unconsolidated joint ventures to $56.7 million in 2002 from $47.9 million in 2001. This increase in net income was due to a related increase in the number of homes closed in unconsolidated joint ventures to 782 in 2002 from 705 in 2001 and an increase in the average sales price of homes sold by unconsolidated joint ventures to $463,800 in 2002 from $448,400 in 2001.

Total operating income increased to $65.1 million in 2002 from $46.2 million in 2001. The excess of revenue from sales of homes over the related cost of sales (gross margin) increased by $20.0 million to $89.4 million in 2002 from $69.4 million in 2001. This increase was primarily due to an increase in the average sales prices to $341,200 in 2002 from $242,900 in 2001 (a 40.5% increase), offset by a decrease in the number of consolidated homes closed to 1,740 in 2002 from 1,861 in 2001 (a 6.5% decrease). Gross margin percentages decreased by 0.3% to 15.1% in 2002 from 15.4% in 2001. Sales and marketing expenses increased by $4.8 million (26.5%) to $22.9 million in 2002 from $18.1 million in 2001 primarily due to increased marketing fees paid to developers of master-planned communities and sales commissions as a result of increased revenue from sales of homes. General and administrative expenses increased by $2.2 million to $39.4 million in 2002 from $37.2 million in 2001, primarily as a result of increased salaries and related benefits and additional employee bonuses based on improved operating results of the Company.

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

Although the Company’s certificate of incorporation included transfer restrictions intended to help reduce the risk of an ownership change, transactions could have occurred that would severely limit the Company’s ability to have used the tax benefits associated with the net operating loss carryforwards. The Company learned that one stockholder unknowingly violated the transfer restrictions. The stockholder divested itself of the requisite number of shares in February and March, 2002 so that it was no longer out of compliance with the Company’s certificate of incorporation. Pursuant to the certificate of incorporation, the transfer restrictions terminated on November 11, 2002.

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

Financial Condition and Liquidity

The Company provides for its ongoing cash requirements principally from internally generated funds from the sales of real estate, outside borrowings and by forming new joint ventures with venture partners that provide a substantial portion of the capital required for certain projects. The Company currently has outstanding 10 3/4% Senior Notes and 7 1/2% Senior Notes (issued on February 6, 2004 as discussed below) and maintains secured revolving credit facilities (“Revolving Credit Facilities”). The Company has financed, and may in the future finance, certain projects and land acquisitions with construction loans secured by real estate inventories, seller-provided financing and land banking transactions. In March 2003, the Company repaid its 12 1/2% Senior Notes due 2003 with the proceeds of the 10 3/4% Senior Notes.

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

10 3/4% Senior Notes

The Company’s wholly-owned subsidiary, William Lyon Homes, Inc., a California corporation, (“California Lyon”) filed a Registration Statement on Form S-3 with the Securities and Exchange Commission for the sale of $250.0 million of 10 3/4% Senior Notes which became effective on March 12, 2003. The offering closed on March 17, 2003 and was fully subscribed and issued. The notes were issued at a price of 98.493% to the public, resulting in net proceeds to the Company of approximately $246.2 million. The purchase price reflected a discount to yield 11% under the effective interest method and the notes have been reflected net of the unamortized discount in the consolidated balance sheet.

The 10 3/4% Senior Notes due April 1, 2013 are senior unsecured obligations of California Lyon and are unconditionally guaranteed on a senior unsecured basis by William Lyon Homes, a Delaware corporation (“Delaware Lyon”) and the parent company of California Lyon, and all of Delaware Lyon’s existing and certain of its future restricted subsidiaries. The notes and the guarantees rank senior to all of the Company’s and the guarantors’ debt that is expressly subordinated to the notes and the guarantees, but are effectively subordinated to all of the Company’s and the guarantors’ senior secured indebtedness to the extent of the value of the assets securing that indebtedness. At December 31, 2003, the Company had approximately $80.3 million of secured indebtedness and approximately $205.5 million of additional secured indebtedness available to be borrowed under the Company’s credit facilities, as limited by the Company’s borrowing base formulas. Interest on the 10 3/4% Senior Notes is payable on April 1 and October 1 of each year.

Except as set forth in the Indenture governing the 10 3/4% Senior Notes (“10 3/4% Senior Notes Indenture”), the 10 3/4% Senior Notes are not redeemable prior to April 1, 2008. Thereafter, the 10 3/4% Senior Notes will be redeemable at the option of California Lyon, in whole or in part, at a redemption price equal to 100% of the principal amount plus a premium declining ratably to par, plus accrued and unpaid interest, if any. In addition, on or before April 1, 2006, California Lyon may redeem up to 35% of the aggregate principal amount of the notes with the proceeds of qualified equity offerings at a redemption price equal to 110.75% of the principal amount, plus accrued and unpaid interest, if any.

Upon a change of control as described in the 10 3/4% Senior Notes Indenture, California Lyon may be required to offer to purchase the notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest, if any.

If the Company’s consolidated tangible net worth falls below $75.0 million for any two consecutive fiscal quarters, California Lyon will be required to make an offer to purchase up to 10% of the notes originally issued at a purchase price equal to 100% of the principal amount, plus accrued and unpaid interest, if any.

The 10 3/4% Senior Notes Indenture contains covenants that limit the ability of Delaware Lyon and its restricted subsidiaries to, among other things: (i) incur additional indebtedness; (ii) pay dividends or make other distributions or repurchase its stock; (iii) make investments; (iv) sell assets; (v) incur liens; (vi) enter into agreements restricting the ability of Delaware Lyon’s restricted subsidiaries (other than California Lyon) to pay dividends; (vii) enter into transactions with affiliates; and (ix) consolidate, merge or sell all or substantially all of Delaware Lyon’s and California Lyon’s assets. These covenants are subject to a number of important exceptions and qualifications as described in the 10 3/4% Senior Notes Indenture.

The foregoing summary is not a complete description of the terms of the 10 3/4% Senior Notes and is qualified in its entirety by reference to the 10 3/4% Senior Notes Indenture.

The net proceeds of the offering were used as follows (dollars in thousands):

Repayment of revolving credit facilities	$104,354
Repayment of 12 1/2% Senior Notes	70,279
Repayment of construction notes payable	28,000
Repayment of purchase money notes payable—land acquisitions	26,000
Repayment of unsecured line of credit	9,500
Underwriting discount	6,875
Offering costs	1,225

$246,233

As of December 31, 2003, the outstanding 10 3/4% Senior Notes with a face value of $246.4 million had a fair value of approximately $284.0 million, based on quotes from industry sources.

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

In July 2001, the Company repaid all of the 12 1/2% Senior Notes which matured on July 1, 2001 amounting to $5.9 million.

The remaining 12 1/2% Senior Notes were repaid on March 17, 2003 from the proceeds of the 10 3/4% Senior Notes.

As of December 31, 2002, the outstanding 12 1/2% Senior Notes with a face value of $70.3 million were valued at approximately the face value, in the opinion of the Company’s management.

7 1/2% Senior Notes

On February 6, 2004, California Lyon closed its offering of $150.0 million principal amount of 7 1/2% Senior Notes due 2014. The notes were sold pursuant to Rule 144A and outside the United States to non-U.S. persons in reliance on Regulation S. The notes have not and will not be registered under the Securities Act of 1933 and, unless so registered, may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws. The notes were issued at par, resulting in net proceeds to the Company of approximately $147.6 million. California Lyon agreed to file a registration statement with the Securities and Exchange Commission relating to an offer to exchange the notes for publicly tradeable notes (“Exchange Notes”) having substantially identical terms. If California Lyon does not comply with its agreement regarding the registration and exchange of the notes with the Exchange Notes, additional interest on the notes will be payable on the interest payment dates.

The 7 1/2% Senior Notes due February 15, 2014 are senior unsecured obligations of California Lyon and are unconditionally guaranteed on a senior unsecured basis by Delaware Lyon and all of Delaware Lyon’s existing and certain of its future restricted subsidiaries. The notes and the guarantees rank senior to all of the Company’s and the guarantors’ debt that is expressly subordinated to the notes and the guarantees, but are effectively subordinated to all of the Company’s and the guarantors’ senior secured indebtedness to the extent of the value of the assets securing that indebtedness. Interest on the 7 1/2% Senior Notes is payable on February 15 and August 15 of each year.

Except as set forth in the Indenture governing the 7 1/2% Senior Notes (“7 1/2% Senior Notes Indenture”), the 7 1/2% Senior Notes are not redeemable prior to February 15, 2009. Thereafter, the 7 1/2% Senior Notes will be redeemable at the option of California Lyon, in whole or in part, at a redemption price equal to 100% of the principal amount plus a premium declining ratably to par, plus accrued and unpaid interest, if any. In addition, on or before February 15, 2007, California Lyon may redeem up to 35% of the aggregate principal amount of the notes with the proceeds of qualified equity offerings at a redemption price equal to 107.50% of the principal amount, plus accrued and unpaid interest, if any.

Upon a change of control as described in the 7 1/2% Senior Notes Indenture, California Lyon may be required to offer to purchase the notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest, if any.

If the Company’s consolidated tangible net worth falls below $75.0 million for any two consecutive fiscal quarters, California Lyon will be required to make an offer to purchase up to 10% of the notes originally issued at a purchase price equal to 100% of the principal amount, plus accrued and unpaid interest, if any.

The 7 1/2% Senior Notes Indenture contains covenants that limit the ability of Delaware Lyon and its restricted subsidiaries to, among other things: (i) incur additional indebtedness; (ii) pay dividends or make other distributions or repurchase its stock; (iii) make investments; (iv) sell assets; (v) incur liens; (vi) enter into agreements restricting the ability of Delaware Lyon’s restricted subsidiaries (other than California Lyon) to pay dividends; (vii) enter into transactions with affiliates; and (ix) consolidate, merge or sell all or substantially all of Delaware Lyon’s and California Lyon’s assets. These covenants are subject to a number of important exceptions and qualifications as described in the 7 1/2% Senior Notes Indenture.

The foregoing summary is not a complete description of the terms of the 7 1/2% Senior Notes and is qualified in its entirety by reference to the 7 1/2% Senior Notes Indenture.

The net proceeds of the offering were used to repay $70.0 million of the outstanding balance on the revolving credit facilities and $21.5 million of a construction note payable described below, together with $0.3 million of accrued interest. The remaining proceeds will be used for fees and commissions related to the offering and other general corporate purposes.

Revolving Credit Facilities

As of December 31, 2003, the Company has three revolving credit facilities which have an aggregate maximum loan commitment of $325.0 million and mature at various dates through 2006. A $125.0 million revolving line of credit “expires” in November 2004. After that date the Company may borrow amounts, subject to applicable borrowing base and concentration limitations, under this facility solely to complete the construction of residences begun prior to such date in approved projects funded by disbursements under this facility. The final maturity date is the earlier of the date upon which the last residence, the construction of which was financed with proceeds of this loan, is sold or the date upon which such last residence is excluded from the borrowing base by the passage of time under this facility. Of the $125.0 million maximum commitment amount, $25.0 million is not available for disbursement and the loan amount is limited to $100.0 million until the lender consents, which consent may be withheld in its sole discretion, to make such funds available. A $150.0 million revolving line of credit finally matures in September 2006, although after September 2004, advances under this facility may only be made to complete projects approved on or before such date. A $50.0 million revolving line of credit initially “matures” in September 2004, after which the amounts available for borrowing begin to reduce with a final maturity date of September 2006. Availability under each credit facility is subject not only to the maximum amount committed under the respective facility, but also to both various borrowing base and concentration limitations. The borrowing base limits lender advances to certain agreed percentages of asset value. The allowed percentage generally increases as the asset progresses from land under development to residence subject to contract of sale. Advances for each type of collateral become due in whole or in part, subject to possible re-borrowing, and/or the collateral becomes excluded from the borrowing base, after a specified period or earlier upon sale. Concentration limitations further restrict availability under the credit facilities. The effect of these borrowing base and concentration limitations essentially is to mandate minimum levels of the Company’s investment in a project, with higher percentages of investment required at earlier phases of a project, and with greater absolute dollar amounts of investment required as a project progresses. Each revolving credit facility is secured by deeds of trust on the real property and improvements thereon owned by the Company in the subdivision project(s) approved by the respective lender, as well as pledges of all net sale proceeds, related contracts and other ancillary property. Also, each credit facility includes financial covenants, which may limit the amount that may be borrowed thereunder. Outstanding advances bear interest at various rates, which approximate the prime rate. As of December 31, 2003, $49.2 million was outstanding under these credit facilities, with a weighted-average interest rate of 4.375%, and the undrawn availability was $205.5 million as limited by the borrowing base formulas. Delaware Lyon has guaranteed on an unsecured basis California Lyon’s obligations under certain of the revolving credit facilities and has provided an unsecured environmental indemnity in favor of the lender under the $125.0 million bank line of credit. The Company is required to comply with a number of covenants under these revolving credit facilities. See Note 6 of “Notes to Consolidated Financial Statements” for additional information relating to these covenants.

Construction Notes Payable

At December 31, 2003, the Company had a construction note payable amounting to $21.5 million related to a real estate project. The construction note was due on or before April 2, 2004 with interest at a rate of prime plus 0.5% at December 31, 2003. See Note 6 of “Notes to Consolidated Financial Statements.” A portion of the net proceeds of the offering of 7 1/2% Senior Notes (see above) was used to repay this note in full.

Revolving Mortgage Warehouse Credit Facilities

The Company, through its mortgage subsidiary and one of its unconsolidated joint ventures, has entered into two revolving mortgage warehouse credit facilities with banks to fund its mortgage origination operations. The original credit facility, which matures in May 2004, provides for revolving loans of up to $20.0 million outstanding, $10.0 million of which is committed (lender obligated to lend if stated conditions are satisfied) and $10.0 million is not committed (lender advances are optional even if stated conditions are otherwise satisfied). On August 29, 2003, the Company’s mortgage subsidiary and one of its unconsolidated joint ventures entered into an additional $10.0 million credit facility which matures in August 2004. Mortgage loans are generally held for a short period of time and are typically sold to investors within 7 to 15 days following funding. The facilities are secured by substantially all of the assets of each of the borrowers, including the mortgage loans held for sale, all rights of each of the borrowers with respect to contractual obligations of third party investors to purchase such mortgage loans, and all proceeds of sale of such mortgage loans. The facilities, which have LIBOR based pricing, also contain certain financial covenants requiring the borrowers to maintain minimum tangible net worth, leverage, profitability and liquidity. These facilities are non-recourse and are not guaranteed by the Company. At December 31, 2003 the outstanding balance under these facilities was $9.6 million.

Land Banking Arrangements

The Company enters into purchase agreements with various land sellers. In some instances, and as a method of acquiring land in staged takedowns, thereby minimizing the use of funds from the Company’s revolving credit facilities and other corporate financing sources and limiting the Company’s risk, the Company transfers the Company’s right in such purchase agreements to entities owned by third parties (“land banking arrangements”). These entities use equity contributions and/or incur debt to finance the acquisition and development of the lots. The entities grant the Company an option to acquire lots in staged takedowns. In consideration for this option, the Company makes a non-refundable deposit equal to 20% or less of the total purchase price. Additionally, the Company may be subject to other penalties if lots are not acquired. The Company is under no obligation to purchase the balance of the lots, but would forfeit remaining deposits and be subject to penalties if the lots were not purchased. The Company does not have legal title to these entities or their assets and has not guaranteed their liabilities. As described in Note 2 of “Notes to Consolidated Financial Statements,” a recently adopted accounting interpretation required the consolidation of the assets, liabilities and operations of one of the Company’s land banking arrangements created after January 31, 2003. As of March 31, 2004, the interpretation will likely require the consolidation of the assets, liabilities and operations on a prospective basis of the six remaining land banking arrangements created prior to February 1, 2003 (see Notes 2 and 5 of “Notes to Consolidated Financial Statements”). The deposits and penalties related to the six land banking projects have been recorded in the accompanying consolidated balance sheet. The financial statements of these six entities are not consolidated with the Company’s consolidated financial statements. These land banking arrangements help the Company manage the financial and market risk associated with land holdings. The use of these land banking arrangements is dependent on, among other things, the availability of capital to the option provider, general housing market conditions and geographic preferences. Summary information with respect to the Company’s unconsolidated land banking arrangements is as follows as of December 31, 2003 (dollars in thousands):

Total number of unconsolidated land banking projects	6

Total number of lots	1,149

Total purchase price	$108,958

Balance of lots still under option and not purchased:
Number of lots	588

Purchase price	$41,997

Forfeited deposits and penalties if lots are not purchased	$18,107

Joint Venture Financing

As of December 31, 2003, the Company and certain of its subsidiaries were general partners or members in joint ventures involved in the development and sale of residential projects. As described more fully in “Recently Issued Accounting Standards”, in accordance with Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, as amended (“Interpretation No. 46”) six joint ventures created after January 31, 2003 have been determined to be variable interest entities in which the Company is considered the primary beneficiary. Accordingly, the assets, liabilities and operations of these six joint ventures have been consolidated with the Company’s financial statements as of December 31, 2003 and for the period then ended. The Company has not yet determined the anticipated impact of adopting Interpretation No. 46 for arrangements existing as of January 31, 2003. However, such adoption will likely require the consolidation in the Company’s financial statements as of March 31, 2004 of the assets, liabilities and operations of certain existing joint ventures, option agreements or land banking arrangements. Because the Company already recognizes its proportionate share of joint venture earnings and losses under the equity method of accounting, the adoption of Interpretation No. 46 will not affect the Company’s consolidated net income.

The financial statements of joint ventures in which the Company has a 50% or less voting or economic interest (and thus are not controlled by the Company) and which were created prior to February 1, 2003, and the financial statements of joint ventures which have not been determined to be variable interest entities in which the Company is considered the primary beneficiary are not consolidated with the Company’s financial statements. The Company’s investments in unconsolidated joint ventures are accounted for using the equity method. Income allocations and cash distributions to the Company from the joint ventures are based on predetermined formulas between the Company and its joint venture partners as specified in the applicable partnership or operating agreements. The Company generally receives, after partners’ priority returns and returns of partners’ capital, approximately 50% of the profits and cash flows from joint ventures. See Note 2 of “Notes to Consolidated Financial Statements” for condensed combined financial information for the six joint ventures whose financial statements have been consolidated with the Company’s financial statements. See Note 5 of “Notes to Consolidated Financial Statements” for condensed combined financial information for the unconsolidated joint ventures. Based upon current estimates, substantially all future development and construction costs incurred by the joint ventures will be funded by the venture partners or from the proceeds of construction financing obtained by the joint ventures.

The six joint ventures created after January 31, 2003 which have been determined to be variable interest entities are each engaged in homebuilding and land development activities which will result in an estimated total of 562 homes at completion. The homes are expected to be constructed and sold in phases over a two-to-three year period with approximate base sales prices ranging from $298,000 to $1,059,000. As of December 31, 2003, 98 homes have been sold and 21 homes have closed. These joint ventures have not obtained construction financing from outside lenders, but are financing their activities through equity contributions from each of the joint venture partners. Creditors of these variable interest entities have no recourse against the general credit of the Company.

As of December 31, 2003, the Company’s investment in and advances to the unconsolidated joint ventures was $45.6 million and the venture partners’ investment in such joint ventures was $51.1 million. Certain of these joint ventures are in the form of limited partnerships of which the Company or one of its subsidiaries is general partner. As of December 31, 2003, these joint ventures had obtained financing from construction lenders which amounted to $90.3 million of outstanding indebtedness. While historically all liabilities of these partnerships have been satisfied out of the assets of such partnerships and while the Company believes that this will continue in the future, the Company or one of its subsidiaries, as general partner, is potentially responsible for all liabilities and indebtedness of these partnerships. In addition, Delaware Lyon has provided unsecured environmental indemnities to some of the lenders who provide loans to the partnerships. Delaware Lyon has also provided completion guarantees for some of the limited partnerships under their credit facilities.

During the year ended December 31, 2002, one of the Company’s joint ventures (“Existing Venture”) was restructured such that the Company was required to purchase the 538 lots owned by the Existing Venture on a specified takedown basis through October 15, 2003 at a purchase price equal to the future cost of such lots including a 20% preferred return on invested capital to the outside partner of the Existing Venture. During the year ended December 31, 2002, the first 242 lots were purchased from the Existing Venture for $64.5 million, which includes a $12.5 million preferred return to the outside partner of the Existing Venture. The 242 lots were purchased by a newly formed joint venture (“New Venture”) between the Company and an outside partner. The Company is required to purchase the 242 lots owned by the New Venture on a specified takedown basis through May 15, 2004 at a purchase price equal to $74.2 million plus a 13 1/2% preferred return on invested capital to the outside partner of the New Venture. Because the Company is required to purchase the lots owned by both the Existing Venture and the New Venture, and the Company now controls both ventures, the financial statements of both ventures have been consolidated with the Company’s financial statements as of December 31, 2003, including real estate inventories of $28.1 million and minority interest in consolidated joint ventures of $22.6 million. During the year ended December 31, 2002, an additional 44 lots were purchased from the Existing Venture for $19.8 million, which included a $4.0 million preferred return to the outside partner of the Existing Venture, respectively. The 44 lots were purchased through a land banking arrangement. During the year ended December 31, 2003, an additional 219 lots were purchased from the Existing Venture for $74.9 million, which included a $21.7 million preferred return to the outside partner of the Existing Venture. These purchases included (i) 172 lots which were purchased from the Existing Venture under a land banking arrangement for $56.6 million, which included a $16.4 million preferred return to the outside partner of the Existing Venture and (2) 47 lots which were purchased by the New Venture from the Existing Venture for $18.3 million, which included a $5.3 million preferred return to the outside partner of the Existing Venture. During the year ended December 31, 2003, the Company purchased 175 lots from the New Venture for $54.5 million, all of which was paid to the outside partner as a return of capital. The intercompany sales and related profits have been eliminated in consolidation.

During the year ended December 31, 2003, California Lyon and two unaffiliated parties formed a series of limited liability companies (“Development LLCs”) for the purpose of acquiring three parcels of land totaling 236 acres in Irvine and Tustin, California (formerly part of the Tustin Marine Corps Air Station) and developing the land into 1,910 residential homesites. The development process is anticipated to be completed by mid 2004 at which time California Lyon will be required under certain specific conditions to purchase approximately one half in value of the lots. California Lyon has a 12 1/2% indirect, minority interest in the Development LLCs, which are the borrowers under two secured lines of credit. Advances under the lines of credit are to be used to pay acquisition and development costs and expenses. The lines of credit are secured by deeds of trust on the real property and improvements thereon owned by the applicable Development LLC, as well as pledges of all net sale proceeds, related contracts and other ancillary property. The maximum commitment amounts under the lines of credit are limited by specified agreed loan-to-value ratios. The maximum commitment amount under the line of credit that closed in January 2003 (“First Line of Credit”) is $35.0 million. Subject to specified terms and conditions, California Lyon and the other direct and indirect members of the Development LLC that is the borrower under the First Line of Credit, including certain affiliates of such other members, each (i) have guaranteed to the bank the repayment of the Development LLC’s indebtedness under the First Line of Credit, completion of certain infrastructure improvements to the land, payment of necessary loan remargining obligations, and the Development LLC’s performance under its environmental indemnity and covenants, and (ii) have agreed to take all actions and pay all amounts to assure that the Development LLC is in compliance with financial covenants. The First Line of Credit matures in January 2005, but may be extended to July 2005, subject to specified terms and conditions. The maximum commitment amount under the line of credit that closed in March 2003 (“Second Line of Credit”) is $105.0 million. The Second Line of Credit matures in September 2004, but may be extended to September 2005, subject to specified terms and conditions. Although the guarantee obligations of the other direct and indirect members of the Development LLC that is the borrower under the Second Line of Credit, and certain of their affiliates, are similar in nature to those under the First Line of Credit, California Lyon does not have any such guarantee obligations to the banks under the Second Line of Credit. However, California Lyon has posted letters of credit equal to approximately $24.6 million to secure its obligations as well as the Development LLCs’ obligations to the bank under both lines of credit. Further, California Lyon and the other direct and indirect members of the Development LLCs, including certain affiliates of such other members, have entered into reimbursement and indemnity agreements to allocate any liability arising from each line of credit, including the related guarantees and letters of credit. Delaware Lyon has entered into joinder agreements to be jointly and severally liable for California Lyon’s obligations under the reimbursement and indemnity agreements. While the reimbursement and indemnity agreements provide that liability is generally allocated in accordance with the members’ percentage interests in the Development LLCs’ distributions, Delaware Lyon and California Lyon may be liable for the full amount of the obligations guaranteed to the banks under either or both of the lines of credit in certain specified circumstances, such as those involving the default, willful misconduct or gross negligence of California Lyon. As of December 31, 2003, the outstanding indebtedness under the First Line of Credit was $33.6 million and the outstanding indebtedness under the Second Line of Credit was $100.6 million.

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

Cash Flows — Comparison of Years Ended December 31, 2003 and 2002

Net cash (used in) provided by operating activities changed from a source of $16.2 million in 2002 to a use of $158.6 million in 2003. The change was primarily a result of increased expenditures in real estate inventories in 2003, offset by an increase in operating income as a result of increased operating revenues.

Net cash provided by (used in) investing activities changed from a source of $11.1 million in 2002 to a source of $49.0 million in 2003 primarily as a result of an increase in net distributions from unconsolidated joint ventures in 2003.

Net cash provided by (used in) financing activities changed from a use of $30.3 million in 2002 to a source of $117.0 million in 2003 primarily as a result of the issuance of the 10 3/4% Senior Notes in 2003, offset by the repayment of the 12 1/2% Senior Notes.

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

Off-Balance Sheet Arrangements

The Company enters into certain off-balance sheet arrangements including joint venture financing, option agreements, land banking arrangements and variable interests in consolidated and unconsolidated entities. These arrangements are more fully described above and in Notes 2, 5 and 10 of “Notes to Consolidated Financial Statements”.

Contractual Obligations

The Company’s contractual obligations consisted of the following at December 31, 2003 (in thousands):

		Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
10 3/4% Senior Notes	$498,594	$26,875	$53,750	$53,750	$364,219
Revolving credit facilities	59,781	59,781	—	—	—
Construction notes payable	21,783	21,783	—	—	—
Operating leases	8,890	2,290	4,900	1,700	—
Purchase obligations:
Land purchases and option commitments	568,346	388,743	163,550	8,067	7,986
Project commitments	163,818	139,879	17,954	5,985	—

Total	$1,321,212	$639,351	$240,154	$69,502	$372,205

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

Variable Interest Entities

Certain land purchase contracts and lot option contracts are accounted for in accordance with Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, as amended (“Interpretation No. 46”). In addition, all joint ventures are reviewed and analyzed under Interpretation No. 46 to determine whether or not these arrangements are accounted for under the principles of Interpretation No. 46 or other accounting rules. Under Interpretation No. 46, a variable interest entity (“VIE”) is created when (i) the equity investment at risk in the entity is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (ii) the entity’s equity holders as a group either (a) lack direct or indirect ability to make decisions about the entity through voting or similar rights, (b) are not obligated to absorb expected losses of the entity if they occur or (c) do not have the right to receive expected residual returns of the entity if they occur. If a entity is deemed to be a VIE pursuant to Interpretation No. 46, the enterprise that absorbs a majority of the expected losses, receives a majority of the entity’s expected residual returns, or both, is considered the primary beneficiary and must consolidate the VIE. Expected losses and residual returns for VIEs are calculated based on the probability of estimated future cash flows as defined in Interpretation No. 46. Based on the provisions of Interpretation No. 46, whenever the Company enters into a land purchase contract or an option contract for land or lots with an entity and makes a non-refundable deposit, or enters into a joint venture, a VIE may be created and the arrangement is evaluated under Interpretation No. 46. In order to (i) evaluate whether the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support from other parties, (ii) calculate expected losses, expected residual returns and the probability of estimated future cash flows, and (iii) determine whether the Company is the primary beneficiary, the Company must exercise significant judgment regarding the interpretation of the terms of the underlying agreements in light of Interpretation No. 46 and make assumptions regarding future events that may or may not occur. The terms of these agreements are subject to various interpretations and the assumptions used by the Company are inherently uncertain. The use by the Company of different interpretations and/or assumptions could affect the Company’s evaluation as to whether or not land purchase contracts, lot option contracts or joint ventures are VIEs and whether or not the Company is the primary beneficiary of the VIE.

The Company’s critical accounting policies are more fully described in Note 1 of the “Notes to Consolidated Financial Statements.”

Related Party Transactions

See Item 13 and Note 9 of the “Notes to Consolidated Financial Statements” for a description of the Company’s transactions with related parties.

Impact of New Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, Recission of SFAS Nos. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections (“Statement No. 145”). Statement No. 145 prevents gains or losses on extinguishment of debt not meeting the criteria of APB 30 to be treated as extraordinary. Statement No. 145 is effective for fiscal years beginning after March 15, 2002. Upon adoption of Statement No. 145, the Company’s previously reported extraordinary items related to gain from retirement of debt were reclassified to other income and not reported as extraordinary items.

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“Interpretation No. 45”). The disclosure requirements of Interpretation No. 45 are effective as of December 31, 2002. The initial recognition and measurement requirements of Interpretation No. 45 are effective on a prospective basis to guarantees issued or modified after December 31, 2002. However, in the case of a guarantee issued as part of a transaction with multiple elements with an unrelated party, Interpretation No. 45 generally requires the recording at inception of the guarantee of a liability equal to the guarantee’s estimated fair value. In the absence of observable transactions for identical or similar guarantees, estimated fair value will likely be based on the expected present value which is the sum of the estimated probability-weighted range of contingent payments under the guarantee arrangement. The recording of a liability could have a corresponding effect on various of the Company’s financial ratios and other financial and operational indicators. The application of Interpretation No. 45 beginning on January 1, 2003 did not have a material impact on the Company’s financial statements with respect to any guarantees issued or modified by the Company after December 31, 2002. See Notes 5, 6 and 10 of “Notes to Consolidated Financial Statements” for additional information related to the Company’s guarantees.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities, as amended (“Interpretation No. 46”), which applies to arrangements created after January 31, 2003. Interpretation No. 46 applies to arrangements created before February 1, 2003 beginning on March 31, 2004. As of December 31, 2003, the Company is considered to be the primary beneficiary in six joint ventures created after January 31, 2003, which have been determined to be variable interest entities. Accordingly, the assets, liabilities and operations of these six joint ventures have been consolidated with the Company’s financial statements as of December 31, 2003 and for the period then ended. The Company has not yet determined the anticipated impact of adopting Interpretation No. 46 for arrangements existing as of January 31, 2003. However, such adoption will likely require the consolidation of certain of the Company’s joint ventures, option agreements and land banking arrangements in the Company’s financial statements as of March 31, 2004. The consolidation of the assets, liabilities and operations of any joint venture, option agreements or land banking arrangements would have a corresponding effect on various of the Company’s financial ratios and other financial and operational indicators. See Note 2 of “Notes to Consolidated Financial Statements” for additional information regarding variable interest entities. See Notes 5 and 10 of “Notes to Consolidated Financial Statements” for additional information regarding joint venture and land banking arrangements.

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

Actual events and results may differ materially from those expressed or forecasted in the forward-looking statements due to a number of factors. The principal factors that could cause the Company’s actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, changes in general economic conditions either nationally or in regions in which the Company operates, terrorism or other hostilities involving the United States, whether an ownership change occurred which could, under certain circumstances, have resulted in the limitation of the Company’s ability to offset prior years’ taxable income with net operating losses, changes in home mortgage interest rates, changes in generally accepted accounting principles or interpretations of those principles, changes in prices of homebuilding materials, labor shortages, adverse weather conditions, the occurrence of events such as landslides, soil subsidence and earthquakes that are uninsurable, not economically insurable or not subject to effective indemnification agreements, changes in governmental laws and regulations, whether the Company is able to refinance the outstanding balances of its debt obligation at their maturity, the timing of receipt of regulatory approvals and the opening of projects and the availability and cost of land for future growth. While it is impossible to identify all such factors, factors which could cause actual results to differ materially from those estimated by the Company include, but are not limited to, those factors or conditions described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Company’s past performance or past or present economic conditions in the Company’s housing markets are not indicative of future performance or conditions. Investors are urged not to place undue reliance on forward-looking statements. In addition, the Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to projections over time unless required by federal securities law.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk for changes in interest rates relates to the Company’s floating rate debt with a total outstanding balance at December 31, 2003 of $80.3 million where the interest rate is variable based upon certain bank reference or prime rates. If interest rates were to increase by 10%, the estimated impact on the Company’s consolidated financial statements would be no reduction to income before provision for taxes based on amounts outstanding and rates in effect at December 31, 2003, but would increase capitalized interest by approximately $0.8 million which would be amortized to cost of sales as home closings occur.

Item 8.    Financial Statements and Supplementary Data

The consolidated financial statements of William Lyon Homes and the financial statements of the Significant Subsidiaries of William Lyon Homes, together with the reports of the independent auditors, listed under Item 15, are submitted as a separate section of this report beginning on page 45 and are incorporated herein by reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Annual Report. Although the Company’s disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives, there can be no assurance that such disclosure controls and procedures will always achieve their stated goals under all circumstances.

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the Company’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.    Directors and Executive Officers of Registrant

The information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2004 Annual Meeting of Holders of Common Stock to be held on May 10, 2004.

Item 11.    Executive Compensation

The information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2004 Annual Meeting of Holders of Common Stock to be held on May 10, 2004.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2004 Annual Meeting of Holders of Common Stock to be held on May 10, 2004.

Item 13.    Certain Relationships and Related Transactions

The information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2004 Annual Meeting of Holders of Common Stock to be held on May 10, 2004.

Item 14.    Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2004 Annual Meeting of Holders of Common Stock to be held on May 10, 2004.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

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

(3)  Listing of Exhibits:

Exhibit Number	Description
2.1(1)	Certificate of Ownership and Merger.

3.1(2)	Certificate of Incorporation of the Company.

3.3(2)	Bylaws of the Company.

4.1(2)	Specimen certificate of Common Stock.

4.2(3)	Indenture dated as of March 17, 2003 governing the 10 3/4% Senior Notes due 2013 among William Lyon Homes, Inc. as Issuer, William Lyon Homes, California Equity Funding, Inc., Carmel Mountain Ranch, Duxford Financial, Inc., HSP Inc., Mountain Gate Ventures, Inc., OX I Oxnard, L.P., PH-LP Ventures, PH-Rielly Ventures, PH Ventures—San Jose, Presley CMR, Inc., Presley Homes, St. Helena Westminster Estates, LLC, Sycamore CC, Inc. and William Lyon Southwest, Inc. as Guarantors and U.S. Bank National Association, as Trustee.

4.3(3)	Form of 10 3/4% Senior Notes (included in Exhibit 4.2).

4.4(3)	Form of Notation of Guarantee (included in Exhibit 4.2).

4.5	Indenture dated as of February 6, 2004 governing the 7 1/2% Senior Notes due 2014 among William Lyon Homes, Inc. as Issuer, William Lyon Homes, California Equity Funding, Inc., Duxford Financial, Inc., HSP Inc., Lyon Montecito, LLC, OX I Oxnard, L.P., PH-LP Ventures, PH-Rielly Ventures, PH Ventures—San Jose, Presley CMR, Inc., Presley Homes, St. Helena Westminster Estates, LLC, Sycamore CC, Inc., The Ranch Golf Club Co. and William Lyon Southwest, Inc. as Guarantors and U.S. Bank National Association, as Trustee.

4.6	Form of 7 1/2% Senior Note (included in Exhibit 4.5).

4.7	Form of Notation of Guarantee (included in Exhibit 4.5).

Exhibit Number	Description

10.1(4)	Form of Indemnity Agreement, between the Company and the Directors and Officers of the Company.

10.2(2)	Purchase Agreement and Escrow Instructions dated October 7, 1999 among The Presley Companies, Presley Homes, William Lyon Homes, Inc., William Lyon and William H. Lyon.

10.3(4)	Property Management Agreement between Corporate Enterprises, Inc., a California corporation (Owner) and William Lyon Homes, Inc., a California corporation (Manager) dated and effective November 5, 1999.

10.4(4)	Warranty Service Agreement between Corporate Enterprises, Inc., a California corporation and William Lyon Homes, Inc., a California corporation dated and effective November 5, 1999.

10.5(5)	Loan Agreement dated as of September 25, 2000 between William Lyon Homes, Inc., a California corporation, the “Borrower,” and Residential Funding Corporation, a Delaware corporation, “Lender.”

10.6(6)	First Amendment to Loan Agreement, dated as of July 13, 2001, between William Lyon Homes, Inc., a California corporation, as borrower, and RFC Construction Funding Corp., a Delaware corporation, as lender.

10.7(6)	Second Amendment to Loan Agreement and to Other Loan Documents, dated as of March 28, 2002, between William Lyon Homes, Inc., a California corporation, as borrower, and RFC Construction Funding Corp., a Delaware corporation, as lender.

10.8(6)	Third Amendment to Loan Agreement and to Other Loan Documents, dated as of January 10, 2003, between William Lyon Homes, Inc., a California corporation, as borrower, and RFC Construction Funding Corp., a Delaware corporation, as lender.

10.9(6)	Fourth Amendment to Loan Agreement, dated as of January 23, 2003, between William Lyon Homes, Inc., a California corporation, as borrower, and RFC Construction Funding Corp., a Delaware corporation, as lender.

10.10(5)	Master Loan Agreement dated as of August 31, 2000 by and between William Lyon Homes, Inc., a California corporation (“Borrower”) and Guaranty Federal Bank, F.S.B., a federal savings bank organized and existing under the laws of the United States (“Lender”).

10.11(7)	Agreement for First Modification of Deeds of Trust and Other Loan Instruments, dated as of June 8, 2001, by and between William Lyon Homes, Inc., a California corporation, as borrower, and Guaranty Bank, a federal savings bank organized and existing under the laws of the United States (formerly known as “Guaranty Federal Bank, F.S.B.”), as lender.

10.12(6)	Agreement for Second Modification of Deeds of Trust and Other Loan Instruments, dated as of July 23, 2001, by and between William Lyon Homes, Inc., a California corporation, as borrower, and Guaranty Bank, a federal savings bank organized and existing under the laws of the United States (formerly known as “Guaranty Federal Bank, F.S.B.”), as lender.

10.13(6)	Agreement for Third Modification of Deeds of Trust and Other Loan Instruments, dated as of December 19, 2001, by and between William Lyon Homes, Inc., a California corporation, as borrower, and Guaranty Bank, a federal savings bank organized and existing under the laws of the United States (formerly known as “Guaranty Federal Bank, F.S.B.”), as lender.

10.14(6)	Agreement for Fourth Modification of Deeds of Trust and Other Loan Instruments, dated as of May 29, 2002, by and between William Lyon Homes, Inc., a California corporation, as borrower, and Guaranty Bank, a federal savings bank organized and existing under the laws of the United States (formerly known as “Guaranty Federal Bank, F.S.B.”), as lender.
10.15(8)	Agreement for Fifth Modification of Deeds of Trust and Other Loan Agreements, dated as of June 6, 2003, by and between William Lyon Homes, Inc., a California corporation, as borrower, and Guaranty Bank, a federal savings bank organized and existing under the laws of the United States (formerly known as “Guaranty Federal Bank, F.S.B.”), as lender.

Exhibit Number	Description

10.16	Agreement for Sixth Modification of Deeds of Trust and Other Loan Agreements, dated as of November 14, 2003, by and between William Lyon Homes, Inc., a California corporation, as borrower, and Guaranty Bank, a federal savings bank organized and existing under the laws of the United States (formerly known as “Guaranty Federal Bank, F.S.B.”), as lender.

10.17(5)	Revolving Line of Credit Loan Agreement (Borrowing Base Loan) by and between California Bank & Trust, a California banking corporation, and William Lyon Homes, Inc., a California corporation, dated as of September 21, 2000.

10.18(9)	Agreement to Modify Loan Agreement, Promissory Note and Deed of Trust, dated as of September 18, 2002, by and between William Lyon Homes, Inc., a California corporation, as borrower, and California Bank & Trust, a California banking corporation, as lender.

10.19(6)	Second Agreement to Modify Loan Agreement, Promissory Note and Deed of Trust, dated as of December 13, 2002, by and between William Lyon Homes, Inc., a California corporation, as borrower, and California Bank & Trust, a California banking corporation, as lender.

10.20	Third Agreement to Modify Loan Agreement, Promissory Note and Deed of Trust, dated as of January 26, 2004, by and between William Lyon Homes, Inc., a California corporation, as borrower, and California Bank & Trust, a California banking corporation, as lender.

10.21(5)	Option Agreement and Escrow Instructions between William Lyon Homes, Inc., a California corporation and Lathrop Investment, L.P., a California limited partnership dated as of October 24, 2000.

10.22(10)	William Lyon Homes 2000 Stock Incentive Plan.

10.23(11)	Form of Stock Option Agreements.

10.24(11)	William Lyon Homes, Inc. 2000 Cash Bonus Plan.

10.25(11)	Standard Industrial/Commercial Single-Tenant Lease — Net Between William Lyon Homes, Inc. and a trust of which William H. Lyon is the sole beneficiary.

10.26(12)	William Lyon Homes Executive Deferred Compensation Plan effective as of February 11, 2002.

10.27(13)	William Lyon Homes Outside Directors Deferred Compensation Plan effective as of February 11, 2002.

10.28(6)	The Presley Companies Non-Qualified Retirement Plan for Outside Directors.

10.29	Underwriting Agreement dated as of March 12, 2003 among William Lyon Homes, Inc. as Company, William Lyon Homes, California Equity Funding, Inc., Carmel Mountain Ranch, Duxford Financial, Inc., HSP Inc., Mountain Gate Ventures, Inc., OX I Oxnard, L.P., PH-LP Ventures, PH-Rielly Ventures, PH Ventures—San Jose, Presley CMR, Inc., Presley Homes, St. Helena Westminster Estates, LLC, Sycamore CC, Inc. and William Lyon Southwest, Inc. as Guarantors and UBS Warburg, LLC and Salomon Smith Barney Inc. as Underwriters.

10.30(8)	Mortgage Warehouse Loan and Security Agreement dated as of June 1, 2003 between Duxford Financial, Inc., and Bayport Mortgage, L.P. as Borrower and first Tennessee Bank as Lender.

10.31(14)	Credit Agreement dated August 29, 2003 between Duxford Financial, Inc. and Bayport Mortgage, L.P. as Borrower and Guaranty Bank as Lender.

10.32	Amendment No. 1 to Credit Agreement dated as of January 27, 2004 between Duxford Financial, Inc. and Bayport Mortgage, L.P. as Borrower and Guaranty Bank as Lender.
10.33	Purchase Agreement dated as of January 28, 2004 among William Lyon Homes, Inc. as Company, William Lyon Homes, California Equity Funding, Inc., Duxford Financial, Inc., HSP Inc., Lyon Montecito, LLC, OX I Oxnard, L.P., PH-LP Ventures, PH-Rielly Ventures, PH Ventures—San Jose, Presley CMR, Inc., Presley Homes, St. Helena Westminster Estates, LLC, Sycamore CC, Inc., The Ranch Golf Club Co. and William Lyon Southwest, Inc. as Guarantors and UBS Securities LLC, as Initial Purchaser.

Exhibit Number	Description

10.34	Registration Rights Agreement dated as of February 6, 2004 among William Lyon Homes, Inc. as Company, William Lyon Homes, California Equity Funding, Inc., Duxford Financial, Inc., HSP Inc., Lyon Montecito, LLC, OX I Oxnard, L.P., PH-LP Ventures, PH-Rielly Ventures, PH Ventures—San Jose, Presley CMR, Inc., Presley Homes, St. Helena Westminster Estates, LLC, Sycamore CC, Inc., The Ranch Golf Club Co. and William Lyon Southwest, Inc. as Guarantors and UBS Securities, LLC, as Initial Purchaser.

12.1	Statement of Ratio of Earnings to Fixed Charges.

21.1	List of Subsidiaries of the Company.

23.1	Consent of Independent Auditors.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed January 5, 2000 and incorporated herein by this reference.

(2)	Previously filed in connection with the Company’s Registration Statement on Form S-4, and amendments thereto, (S.E.C. Registration No. 333-88569) and incorporated herein by this reference.

(3)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 and incorporated herein by this reference.

(4)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by this reference.

(5)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 and incorporated herein by this reference.

(6)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by this reference.

(7)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by this reference.

(8)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 and incorporated herein by this reference.

(9)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 and incorporated herein by this reference.

(10)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-8 (SEC Registration No. 333-50232) filed on November 17, 2000 and incorporated herein by this reference.

(11)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by this reference.

(12)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-8 (SEC Registration No. 333-82448) filed on February 8, 2002 and incorporated herein by this reference.

(13)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by this reference.

(14)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 and incorporated herein by this reference.

(b)  Reports on Form 8-K

October 8, 2003.    A Current Report on Form 8-K was furnished by the Company in reference to a press release announcing the Company’s preliminary net new home orders and backlog for the fiscal quarter ended September 30, 2003.

November 20, 2003.    A Current Report on Form 8-K was furnished by the Company in reference to a press release announcing the Company’s financial results for the fiscal quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILLIAM LYON HOMES

March 3, 2004	By:	/s/ MICHAEL D. GRUBBS
Michael D. Grubbs
Senior Vice President,
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM LYON William Lyon	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2004

/s/ WADE H. CABLE Wade H. Cable	Director, President and Chief Operating Officer	March 3, 2004

/s/ JAMES E. DALTON James E. Dalton	Director	March 8, 2004

/s/ RICHARD E. FRANKEL Richard E. Frankel	Director	March 8, 2004

/s/ WILLIAM H. LYON William H. Lyon	Director	March 3, 2004

/s/ WILLIAM H. MCFARLAND William H. McFarland	Director	March 8, 2004

/s/ MICHAEL L. MEYER Michael L. Meyer	Director	March 8, 2004

/s/ RAY A. WATT Ray A. Watt	Director	March 8, 2004

/s/ RANDOLPH W. WESTERFIELD Randolph W. Westerfield	Director	March 8, 2004

/s/ MICHAEL D. GRUBBS Michael D. Grubbs	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 3, 2004

/s/ W. DOUGLASS HARRIS W. Douglass Harris	Vice President and Corporate Controller (Principal Accounting Officer)	March 3, 2004

REQUIRED SCHEDULES

Schedules are omitted as the required information is not present, is not present in sufficient amounts, or is included in the Consolidated Financial Statements or Notes thereto.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders

William Lyon Homes

We have audited the accompanying consolidated balance sheets of William Lyon Homes as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of William Lyon Homes at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, as amended (“Interpretation No. 46”) effective January 31, 2003. During the year ended December 31, 2003, the adoption of Interpretation No. 46 resulted in the Company consolidating the assets, liabilities and operations of variable interest entities in which the Company was determined to be the primary beneficiary.

/S/    ERNST & YOUNG LLP

Irvine, California

February 13, 2004

WILLIAM LYON HOMES

CONSOLIDATED BALANCE SHEETS

(in thousands except number of shares and par value per share)

	December 31,
	2003	2002
ASSETS
Cash and cash equivalents	$24,137	$16,694
Receivables — Note 3	46,211	28,734
Real estate inventories — Notes 2 and 4	698,047	491,952
Investments in and advances to unconsolidated joint ventures — Note 5	45,613	65,404
Property and equipment, less accumulated depreciation of $6,517 and $5,435 at December 31, 2003 and 2002, respectively	1,625	2,131
Deferred loan costs	9,041	1,341
Goodwill — Note 1	5,896	5,896
Other assets	9,145	5,429

	$839,715	$617,581

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$35,697	$34,881
Accrued expenses	82,745	54,312
Notes payable — Note 6	80,331	195,786
10 3/4% Senior Notes due April 1, 2013 — Note 6	246,406	—
12 1/2% Senior Notes due July 1, 2003 — Note 6	—	70,279

	445,179	355,258

Minority interest in consolidated entities — Note 2	142,496	80,647

Commitments and contingencies — Note 10

Stockholders’ equity — Note 7
Common stock, par value $.01 per share; 30,000,000 shares authorized; 9,787,440 and 9,728,747 shares issued and outstanding at December 31, 2003 and 2002, respectively	98	97
Additional paid-in capital	106,818	108,592
Retained earnings	145,124	72,987

	252,040	181,676

	$839,715	$617,581

See accompanying notes.

WILLIAM LYON HOMES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands except per common share amounts)

	Year Ended December 31,
	2003	2002	2001
Operating revenue
Home sales	$866,657	$593,762	$452,002
Lots, land and other sales	21,656	8,648	7,054
Management fees — Note 1	9,490	10,892	9,127

	897,803	613,302	468,183

Operating costs
Cost of sales — homes	(714,385)	(504,330)	(382,608)
Cost of sales — lots, land and other	(13,269)	(9,404)	(5,158)
Sales and marketing	(31,252)	(22,862)	(18,149)
General and administrative	(50,315)	(39,366)	(37,171)
Amortization of goodwill — Note 1	—	—	(1,242)

	(809,221)	(575,962)	(444,328)

Equity in income of unconsolidated joint ventures — Note 5	31,236	27,748	22,384

Operating income	119,818	65,088	46,239
Interest expense, net of amounts capitalized — Note 6	—	—	(227)
Other income, net	4,563	2,693	7,513
Minority equity in income of consolidated entities — Note 2	(429)	—	—

Income before provision for income taxes	123,952	67,781	53,525
Provision for income taxes — Note 8	(51,815)	(18,270)	(5,847)

Net income	$72,137	$49,511	$47,678

Earnings per common share — Note 1
Basic	$7.37	$4.85	$4.50

Diluted	$7.27	$4.73	$4.44

See accompanying notes.

WILLIAM LYON HOMES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)
	Shares	Amount			Total

Balance—December 31, 2000	10,570	$106	$126,608	$(24,202)	$102,512
Issuance of common stock upon exercise of stock options—Note 7	49	—	427	—	427
Net income for the year	—	—	—	47,678	47,678

Balance—December 31, 2001	10,619	106	127,035	23,476	150,617
Issuance of common stock upon exercise of stock options—Note 7	128	1	1,117	—	1,118
Purchase and retirement of common stock—Note 7	(1,018)	(10)	(19,560)	—	(19,570)
Net income for the year	—	—	—	49,511	49,511

Balance—December 31, 2002	9,729	97	108,592	72,987	181,676
Issuance of common stock upon exercise of stock options and related income tax benefit—Notes 7 and 8	258	3	5,404	—	5,407
Purchase and retirement of common stock—Note 7	(200)	(2)	(7,178)	—	(7,180)
Net income for the year	—	—	—	72,137	72,137

Balance—December 31, 2003	9,787	$98	$106,818	$145,124	$252,040

See accompanying notes.

WILLIAM LYON HOMES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2003	2002	2001
Operating activities
Net income	$72,137	$49,511	$47,678
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,082	1,355	2,519
Equity in income of unconsolidated joint ventures	(31,236)	(27,748)	(22,384)
Minority equity in income of consolidated entities	429	—	—
Provision for income taxes	51,815	18,270	5,847
Net changes in operating assets and liabilities:
Receivables	(16,026)	(3,767)	2,480
Real estate inventories	(205,922)	(23,126)	(31,185)
Deferred loan costs	(7,700)	1,490	(2,077)
Other assets	(3,716)	(2,681)	(93)
Accounts payable	816	8,467	(6,416)
Accrued expenses	(20,269)	(5,580)	1,333

Net cash (used in) provided by operating activities	(158,590)	16,191	(2,298)

Investing activities
Investment in and advances to unconsolidated joint ventures	(8,493)	(26,475)	(30,547)
Distributions of income from unconsolidated joint ventures	37,501	24,621	18,404
Distributions of capital from unconsolidated joint ventures	22,019	18,453	14,543
Mortgage notes receivable originations/issuances	(380,543)	(333,029)	(220,505)
Mortgage notes receivable sales/repayments	379,092	328,821	214,636
Purchases of property and equipment	(576)	(1,315)	(630)

Net cash provided by (used in) investing activities	49,000	11,076	(4,099)

Financing activities
Proceeds from borrowings on notes payable	1,105,464	913,599	687,641
Principal payments on notes payable	(1,220,919)	(920,029)	(669,709)
Repurchase of 12 1/2% Senior Notes	—	—	(51,637)
Reissuance of 12 1/2% Senior Notes	—	—	44,715
Repayment of 12 1/2% Senior Notes	(70,279)	—	—
Issuance of 10 3/4% Senior Notes	246,233	—	—
Minority interest contributions (distributions), net	61,420	(5,442)	—
Common stock issued for exercised options	2,294	1,118	427
Common stock purchased	(7,180)	(19,570)	—

Net cash provided by (used in) financing activities	117,033	(30,324)	11,437

Net increase (decrease) in cash and cash equivalents	7,443	(3,057)	5,040
Cash and cash equivalents—beginning of year	16,694	19,751	14,711

Cash and cash equivalents—end of year	$24,137	$16,694	$19,751

Supplemental disclosures of cash flow and non-cash activities
Cash paid for interest, net of amounts capitalized	$—	$—	$—

Issuance of notes payable for land acquisitions	$21,534	$51,025	$43,550

Investment in joint venture in connection with contribution of land to joint venture	$—	$2,000	$1,100

Income tax benefit credited to additional paid-in capital in connection with stock option exercises	$3,113	$—	$—

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

Segment Information

The Company designs, constructs and sells a wide range of homes designed to meet the specific needs of each of its markets. For internal reporting purposes, the Company is organized into five geographic home building regions and its mortgage origination operation. Because each of the Company’s geographic home building regions has similar economic characteristics, housing products and class of prospective buyers, the geographic home building regions have been aggregated into a single home building segment. The Company’s mortgage origination operations did not meet the materiality thresholds which would require disclosure for the years ended December 31, 2003, 2002 and 2001, and accordingly, are not separately reported.

The Company evaluates performance and allocates resources primarily based on the operating income of individual home building projects. Operating income is defined by the Company as operating revenue less operating costs plus equity in income of unconsolidated joint ventures. Accordingly, operating income excludes certain expenses included in the determination of net income. Operating income from home building operations totaled $119.8 million, $65.1 million and $46.2 million for the years ended December 31, 2003, 2002 and 2001, respectively.

All revenues are from external customers. There were no customers that contributed 10% or more of the Company’s total revenues during the years ended December 31, 2003, 2002 or 2001.

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

	December 31,
	2003	2002	2001

Warranty liability, beginning of year	$4,287	$2,598	$2,885
Warranty provision during year	9,279	5,167	4,156
Warranty settlements during year	(6,299)	(3,478)	(4,443)

Warranty liability, end of year	$7,267	$4,287	$2,598

Interest incurred under the Revolving Credit Facilities, the 12 1/2% Senior Notes, the 10 3/4% Senior Notes and other notes payable, as more fully discussed in Note 6, is capitalized to qualifying real estate projects under development. Any additional interest charges related to real estate projects not under development are expensed in the period incurred.

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

Fair value represents the amount at which an asset could be bought or sold in a current transaction between willing parties, that is, other than a forced or liquidation sale. The estimation process involved in determining if assets have been impaired and in the determination of fair value is inherently uncertain because it requires estimates of current market yields as well as future events and conditions. Such future events and conditions include economic and market conditions, as well as the availability of suitable financing to fund development and construction activities. The realization of the Company’s real estate projects is dependent upon future uncertain events and conditions and, accordingly, the actual timing and amounts realized by the Company may be materially different from those estimated.

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives ranging from three to seven years. Leasehold improvements are stated at cost and are amortized using the straight-line method over the shorter of either their estimated useful lives or term of the lease.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred Loan Costs

Deferred loan costs are amortized over the term of the applicable loans using a method which approximates the level yield interest method.

Goodwill

The amount paid for business acquisitions over the net fair value of assets acquired and liabilities assumed is reflected as goodwill and, until January 1, 2002 was being amortized on a straight-line basis over seven years. Accumulated amortization was $2,793,000 as of December 31, 2001. In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement No. 142”), effective for fiscal years beginning after December 15, 2001. Under this rule, goodwill is no longer amortized but is subject to impairment tests in accordance with Statement No. 142. The Company performed its first required annual impairment test of goodwill as of January 1, 2002 and determined that goodwill was not impaired. As of December 31, 2003, there have been no indicators of impairment related to the Company’s goodwill. If Statement No. 142 had been adopted effective January 1, 2001, the pro forma impact of the nonamortization of goodwill on the results for the subsequent period would have been as follows (in thousands except per common share data):

Year Ended December 31, 2001
Net income, as reported	$47,678
Amortization of goodwill, net of tax	1,106

Net income, as adjusted	$48,784

Earnings per common share, as adjusted:
Basic	$4.61

Diluted	$4.54

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

During the year ended December 31, 2001, the Company completed the sale and related leaseback of 56 model homes for a sales price of $16,216,000, of which $13,938,000 was paid in cash and $2,278,000 of which was paid in the form of a partial recourse note receivable. The sale was accounted for on the cost recovery method in accordance with Statement No. 66 and Statement No. 98, and as such deferred profits of $2,385,000 were recorded resulting in gross profits from the sale of $531,000. As of December 31, 2003 and 2002, the partial recourse note receivable of $460,000 and $1,379,000 and related deferred profits of $460,000 and $1,486,000 are reflected in receivables and accrued expenses, respectively. The Company pays rent on the related lease and earns income on the partial recourse note receivable at LIBOR plus 4.75% (5.90% at December 31, 2003).

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Income Taxes

Income taxes are accounted for under the provisions of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Effective as of January 1, 1994, the Company completed a capital restructuring and quasi-reorganization. The quasi-reorganization resulted in the adjustment of assets and liabilities to estimated fair values and the elimination of an accumulated deficit effective January 1, 1994. Income tax benefits resulting from the utilization of net operating loss and other carryforwards existing at January 1, 1994 and temporary differences existing prior to or resulting from the quasi-reorganization are excluded from the results of operations and credited to paid-in capital.

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

For those instruments, as defined under Financial Accounting Standards Board Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments, for which it is practical to estimate fair value, management has determined that the carrying amounts of the Company’s financial instruments approximate their fair value at December 31, 2003, except for the 10 3/4% Senior Notes as described in Note 6.

The Company is an issuer of, or subject to, financial instruments with off-balance sheet risk in the normal course of business which exposes it to credit risks. These financial instruments include letters of credit and obligations in connection with assessment district bonds. These off-balance sheet financial instruments are described in more detail in Note 10.

Cash and Cash Equivalents

Short-term investments with a maturity of three months or less when purchased are considered cash equivalents.

Management Fees

Management fees represent fees earned in the current period from unconsolidated joint ventures in accordance with joint venture and/or operating agreements.

Basic and Diluted Earnings Per Common Share

Earnings per share amounts for all periods presented conform to Financial Accounting Standards Board Statement of Financial Accounting Standards No. 128, Earnings Per Share. Basic and diluted earnings per common share for the year ended December 31, 2003 are based on 9,782,928 and 9,928,733 shares of common stock outstanding, respectively. Basic and diluted earnings per common share for the year ended December 31, 2002 are based on 10,203,497 and 10,474,868 shares of common stock outstanding, respectively. Basic and diluted earnings per common share for the year ended December 31, 2001 are based on 10,583,564 and 10,739,540 shares of common stock outstanding, respectively.

Stock-Based Compensation

At December 31, 2003, the Company had stock plans, which are described more fully in Note 7. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25,

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accounting for Stock Issued to Employees (“APB No. 25”) and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per common share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“Statement No. 123”) to stock-based employee plans (in thousands, except per common share amounts):

	Year Ended December 31
	2003	2002	2001
Net income, as reported	$72,137	$49,511	$47,678
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(380)	(937)	(916)

Net income, as adjusted	$71,757	$48,574	$46,762

Earnings per common share:
Basic—as reported	$7.37	$4.85	$4.50

Basic—as adjusted	$7.33	$4.76	$4.42

Diluted—as reported	$7.27	$4.73	$4.44

Diluted—as adjusted	$7.23	$4.64	$4.35

Use of Estimates

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities as of December 31, 2003 and 2002 and revenues and expenses for each of the three years in the period ended December 31, 2003. Accordingly, actual results could differ from those estimates in the near-term.

Impact of New Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, Recission of SFAS Nos. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections (“Statement No. 145”). Statement No. 145 prevents gains or losses on extinguishment of debt not meeting the criteria of APB 30 to be treated as extraordinary. Statement No. 145 is effective for fiscal years beginning after March 15, 2002. Upon adoption of Statement No. 145, the Company’s previously reported extraordinary items related to gain from retirement of debt were reclassified to other income and not reported as extraordinary items.

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“Interpretation No. 45”). The disclosure requirements of Interpretation No. 45 are effective as of December 31, 2002. The initial recognition and measurement requirements of Interpretation No. 45 are effective on a prospective basis to guarantees issued or modified after December 31, 2002. In the case of a guarantee issued as part of a transaction with multiple elements with an unrelated party, Interpretation No. 45 generally requires the recording at inception of the guarantee of a liability equal to the guarantee’s estimated fair value. In the absence of observable transactions for identical or similar guarantees, estimated fair value will likely be based on the

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

expected present value which is the sum of the estimated probability-weighted range of contingent payments under the guarantee arrangement. The recording of a liability could have a corresponding effect on various of the Company’s financial ratios and other financial and operational indicators. The application of Interpretation No. 45 beginning on January 1, 2003 did not have a material impact on the Company’s financial statements with respect to any guarantees issued or modified by the Company after December 31, 2002. See Notes 5, 6 and 10 of “Notes to Consolidated Financial Statements” for additional information related to the Company’s guarantees.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities, as amended (“Interpretation No. 46”), which applies to arrangements created after January 31, 2003. Interpretation No. 46 applies to arrangements created before February 1, 2003 beginning on March 31, 2004. As of December 31, 2003, the Company is considered to be the primary beneficiary in six joint ventures and one land banking arrangement created after January 31, 2003, which have been determined to be variable interest entities. Accordingly, the assets, liabilities and operations of these six joint ventures and one land banking arrangement have been consolidated with the Company’s financial statements as of December 31, 2003 and for the period then ended. The Company has not yet determined the anticipated impact of adopting Interpretation No. 46 for arrangements existing as of January 31, 2003. However such adoption will likely require the consolidation of certain of the Company’s joint ventures, option agreements and land banking arrangements in the Company’s financial statements as of March 31, 2004. The consolidation of the assets, liabilities and operations of any joint venture, option agreements or land banking arrangements would have a corresponding effect on various of the Company’s financial ratios and other financial and operational indicators. See Note 2 for information regarding variable interest entities. See Notes 5 and 10 for additional information regarding joint venture and land banking arrangements.

Reclassifications

Certain balances have been reclassified in order to conform to current year presentation.

Note 2 — Consolidation of Variable Interest Entities

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities, as amended (“Interpretation No. 46”) which addresses the consolidation of variable interest entities (“VIEs”). Under Interpretation No. 46, arrangements that are not controlled through voting or similar rights are accounted for as VIEs. An enterprise is required to consolidate a VIE if it is the primary beneficiary of the VIE. Interpretation No. 46 applies immediately to arrangements created after January 31, 2003 and, with respect to arrangements created before February 1, 2003, the interpretation will apply to the Company as of March 31, 2004. Arrangements entered into subsequent to January 31, 2003 have been evaluated under Interpretation No. 46 and, if applicable, accounted for in accordance with Interpretation No. 46.

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

Based on the provisions of Interpretation No. 46, the Company has concluded that under certain circumstances when the Company (i) enters into option agreements for the purchase of land or lots from an entity and pays a non-refundable deposit, (ii) enters into land banking arrangements (see Note 10) or (iii) enters into

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

arrangements with a financial partner for the formation of joint ventures which engage in homebuilding and land development activities, a VIE may be created under condition (ii) (b) or (c) of the previous paragraph. The Company may be deemed to have provided subordinated financial support, which refers to variable interests that will absorb some or all of an entity’s expected losses if they occur. For each VIE created, the Company has computed expected losses and residual returns based on the probability of future cash flows as outlined in Interpretation No. 46. If the Company is determined to be the primary beneficiary of the VIE, the assets, liabilities and operations of the VIE are consolidated with the Company’s financial statements.

Based on the Company’s analysis of arrangements created after January 31, 2003, no VIEs have been created for the period from February 1, 2003 through December 31, 2003 with respect to option agreements as identified under clause (i) of the previous paragraph. At December 31, 2003, six joint ventures and one land banking arrangement created after January 31, 2003 have been determined to be VIEs under Interpretation No. 46 in which the Company is considered the primary beneficiary. Accordingly, the assets, liabilities and operations of these six joint ventures and one land banking arrangement have been consolidated with the Company’s financial statements as of December 31, 2003 and for the period then ended. Supplemental consolidating financial information of the Company, specifically including information for the six joint ventures and one land banking arrangement consolidated under Interpretation No. 46 and for two joint ventures which were previously consolidated (see Note 5), is presented below to allow investors to determine the nature of assets held and the operations of the consolidated entities. Investments in consolidated joint ventures are presented using the equity method of accounting. Consolidated real estate inventories include land deposits under option agreements or land banking arrangements (excluding the consolidated land banking arrangement as previously described in this paragraph) (see Note 10) of $37,293,000 and $37,443,000 at December 31, 2003 and 2002, respectively. As of December 31, 2003, the Company’s remaining total contractual obligations for land purchases and option commitments was approximately $568,300,000.

The six joint ventures created after January 31, 2003 which have been determined to be VIEs are each engaged in homebuilding and land development activities which will result in an estimated total of 562 homes at completion. The homes are expected to be constructed and sold in phases over a two-to-three year period with approximate base sales prices ranging from $298,000 to $1,059,000. As of December 31, 2003, 98 homes have been sold and 21 homes have closed. These joint ventures have not obtained construction financing from outside lenders, but are financing their activities through equity contributions from each of the joint venture partners. Creditors of these VIE’s have no recourse against the general credit of the Company. Income allocations and cash distributions to the Company are based on predetermined formulas between the Company and the joint venture partners as specified in the applicable partnership or operating agreements. The Company generally receives, after partners’ priority returns and return of partners’ capital, approximately 50% of the profits and cash flows from the joint ventures.

The land banking arrangement which has been determined to be a VIE was entered into effective on September 29, 2003. Under this arrangement, the Company transferred to an entity owned by a third party the Company’s right to purchase certain real estate assets (lots) from a joint venture whose financial statements have previously been consolidated with the Company’s financial statements (see Note 5). Concurrently, the Company entered into an option agreement with the entity owned by a third party whereby the Company agreed to acquire lots in staged takedowns through August 15, 2005. The Company made a non-refundable deposit of $14,418,000 and the entity owned by a third party made an equity contribution of $42,214,000 to purchase the lots from the joint venture for a total price of $56,632,000 (which included a $16,441,000 preferred return to the outside partner of the joint venture). The Company is under no obligation to purchase the lots, but would forfeit remaining deposits if the lots were not purchased. The Company does not have legal title to the entity owned by a third party and has not guaranteed its liabilities. The total purchase price under the option agreement is $60,848,550 plus a 10 1/4% preferred return on invested capital to the outside third party. The property consists of 128 single-family lots and 22 high-density lots on which the Company expects to construct 128 single-family

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

homes on the single-family lots and 44 duplex condominium units on the high-density lots. The homes are expected to be constructed and sold in phases over a two-to-three year period with approximate base sales prices ranging from $680,000 to $930,000. As of December 31, 2003, 11 lots have been taken down for a purchase price of $3,744,975 and no homes have closed. The intercompany sales and related profits have been eliminated in consolidation.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET BY FORM OF OWNERSHIP

(in thousands)

	December 31, 2003
		Consolidated Entities
	Wholly- Owned	Variable Interest Entities Under Interpretation No. 46	Joint Ventures Previously Consolidated	Elimination Entries	Consolidated Total

ASSETS

Cash and cash equivalents	$18,893	$4,775	$469	$—	$24,137
Receivables	43,719	2,492	—	—	46,211
Real estate inventories	515,984	153,968	28,095	—	698,047
Investments in and advances to unconsolidated joint ventures	45,613	—	—	—	45,613
Investments in consolidated entities	40,694	—	—	(40,694)	—
Other assets	25,707	—	—	—	25,707
Intercompany receivables	3,420	—	—	(3,420)	—

	$694,030	$161,235	$28,564	$(44,114)	$839,715

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued expenses	$115,253	$3,010	$179	$—	$118,442
Notes payable	80,331	—	—	—	80,331
10 3/4% Senior Notes due April 1, 2013	246,406	—	—	—	246,406
Intercompany payables	—	2,894	526	(3,420)	—

Total liabilities	441,990	5,904	705	(3,420)	445,179
Minority interest in consolidated entities	—	—	—	142,496	142,496
Owners’ capital
William Lyon Homes	—	35,467	5,227	(40,694)	—
Others	—	119,864	22,632	(142,496)	—
Stockholders’ equity	252,040	—	—	—	252,040

	$694,030	$161,235	$28,564	$(44,114)	$839,715

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME BY FORM OF OWNERSHIP

(in thousands)

	Year Ended December 31, 2003
		Consolidated Entities
	Wholly- Owned	Variable Interest Entities Under Interpretation No. 46	Joint Ventures Previously Consolidated	Elimination Entries	Consolidated Total
Operating revenue
Sales	$879,114	$9,199	$129,439	($129,439)	$888,313
Management fees	9,490	—	—	—	9,490

	888,604	9,199	129,439	(129,439)	897,803

Operating costs
Cost of sales	(719,750)	(7,904)	(107,696)	107,696	(727,654)
Sales and marketing	(29,910)	(979)	(363)	—	(31,252)
General and administrative	(50,315)	—	—	—	(50,315)

	(799,975)	(8,883)	(108,059)	107,696	(809,221)

Equity in income of unconsolidated joint ventures	31,236	—	—	—	31,236

Equity in loss of consolidated entities	(449)	—	—	449	—

Operating income	119,416	316	21,380	(21,294)	119,818
Other income, net	4,536	6	21	—	4,563
Minority equity in income of consolidated entities	—	(429)	(21,743)	21,743	(429)

Income (loss) before provision for income taxes	123,952	(107)	(342)	449	123,952
Provision for income taxes	(51,815)	—	—	—	(51,815)

Net income (loss)	$72,137	$(107)	$(342)	$449	$72,137

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME BY FORM OF OWNERSHIP

(in thousands)

The Company has not yet determined the anticipated impact of adopting Interpretation No. 46 for arrangements existing as of January 31, 2003. However, such adoption will likely require the consolidation in the Company’s financial statements as of March 31, 2004 of the assets, liabilities and operations on a prospective basis of certain existing joint ventures, option agreements or land banking arrangements. Because the Company already recognizes its proportionate share of joint venture earnings and losses under the equity method of accounting, the adoption of Interpretation No. 46 will not affect the Company’s consolidated net income.

Note 3 — Receivables

Receivables consist of the following (in thousands):

	December 31,
	2003	2002
Notes receivable:
First trust deed mortgage notes receivable, pledged as collateral for revolving mortgage warehouse credit facility	$20,498	$18,139
Notes receivable from sale and related leaseback of 56 model homes which is accounted for on the cost recovery method (Note 1)	471	1,379

	20,969	19,518
Receivables from affiliates for management fees, cost reimbursements and other	115	3,226
Other receivables—primarily escrow proceeds	25,127	5,990

	$46,211	$28,734

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4 — Real Estate Inventories

Real estate inventories consist of the following (in thousands):

	December 31, 2003
Division	Deposits, Land and Construction in Progress	Completed Inventory, Including Models and Completed Lots Held for Sale	Total
Southern California	$187,083	$5,230	$192,313
San Diego	134,141	7,718	141,859
Northern California	215,216	16,824	232,040
Arizona	59,614	1,894	61,508
Nevada	70,157	170	70,327

	$666,211	$31,836	$698,047

	December 31, 2002
Division	Deposits, Land and Construction In Progress	Completed Inventory, Including Models and Completed Lots Held for Sale	Total
Southern California	$108,176	$8,999	$117,175
San Diego	83,699	2,847	86,546
Northern California	172,780	9,801	182,581
Arizona	39,664	2,001	41,665
Nevada	62,636	1,249	63,885
Other	100	—	100

	$467,055	$24,897	$491,952

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5 — Investments in and Advances to Unconsolidated Joint Ventures

The Company and certain of its subsidiaries are general partners or members in joint ventures involved in the development and sale of residential projects. The consolidated financial statements of the Company include the accounts of the Company and all majority-owned and controlled subsidiaries and joint ventures, and certain joint ventures created after January 31, 2003 which have been determined to be variable interest entities in which the Company is considered the primary beneficiary (see Note 2). The financial statements of joint ventures in which the Company has a 50% or less voting or economic interest (and thus are not controlled by the Company) and which were created prior to February 1, 2003 and the financial statements of joint ventures which have not been determined to be variable interest entities in which the Company is considered the primary beneficiary are not consolidated with the Company’s financial statements. The Company’s investments in unconsolidated joint ventures are accounted for using the equity method. Condensed combined financial information of these unconsolidated joint ventures as of December 31, 2003 and 2002, and for each of the three years in the period ended December 31, 2003 are summarized as follows:

CONDENSED COMBINED BALANCE SHEETS

(In thousands)

	December 31,
	2003	2002
ASSETS
Cash and cash equivalents	$4,973	$18,023
Receivables	2,339	13,017
Real estate inventories	187,048	234,896
Investment in unconsolidated joint venture	22,804	—

	$217,164	$265,936

LIABILITIES AND OWNERS’ CAPITAL
Accounts payable	$6,408	$14,640
Accrued expenses	2,645	1,309
Amounts payable to William Lyon Homes	115	3,226
Notes payable	111,273	90,086
Advances from William Lyon Homes	2,668	7,498

	123,109	116,759

Owners’ Capital
William Lyon Homes	42,945	57,906
Others	51,110	91,271

	94,055	149,177

	$217,164	$265,936

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED COMBINED STATEMENTS OF INCOME

(In thousands)

	Year Ended December 31,
	2003	2002	2001
Operating revenue
Home sales	$317,109	$362,697	$316,098
Land sale	8,440	17,079	5,371

	325,549	379,776	321,469
Operating costs
Cost of sales — homes	(248,252)	(298,838)	(258,997)
Cost of sales — land	(8,132)	(13,542)	(4,214)
Sales and marketing	(9,431)	(10,814)	(10,609)

Operating income	59,734	56,582	47,649
Other income (loss), net	(1,327)	83	295

Net income	$58,407	$56,665	$47,944

Allocation to owners
William Lyon Homes	$31,236	$27,748	$22,384
Others	27,171	28,917	25,560

	$58,407	$56,665	$47,944

Income allocations and cash distributions to the Company are based on predetermined formulas between the Company and the joint venture partners as specified in the applicable partnership or operating agreements. The Company generally receives, after partners’ priority returns and return of partners’ capital, approximately 50% of the profits and cash flows from joint ventures.

Certain joint ventures have obtained financing from construction lenders which amounted to $111,273,000 at December 31, 2003. As common practice required by commercial lenders, all of the joint ventures that have obtained financing are obligated to repay loans to a level such that they do not exceed certain required loan-to-value or loan-to-cost ratios. Each lender has the right to test the ratios by appraising the property securing the loan at the time. Either a decrease in the value of the property securing the loan or an increase in the construction costs could trigger this pay down obligation. The term of the obligation corresponds with the term of the loan and is limited to the outstanding loan balance. Certain of the joint ventures that have obtained such financing are in the form of limited partnerships of which the Company is the general partner. While historically all liabilities of these partnerships have been satisfied out of the assets of such partnerships and while the Company believes that this will continue in the future, the Company, as general partner, is potentially responsible for all liabilities and indebtedness of these partnerships. In addition, the Company has provided unsecured environmental indemnities to some of the lenders who provide loans to the partnerships. The Company has also provided completion guarantees for some of the limited partnerships under their credit facilities.

During the year ended December 31, 2003, one of the joint ventures in which the Company is a general partner completed a land sale to the Company for $8,440,000 resulting in no gain or loss to the joint venture. During the year ended December 31, 2002, one of the joint ventures in which the Company is a general partner completed a land sale to the Company for $17,079,000 resulting in a profit of approximately $3,537,000, all of which was allocated to the Company’s outside partner as preferred return in accordance with the joint venture agreement.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the year ended December 31, 2002, one of the Company’s joint ventures (“Existing Venture”) was restructured such that the Company was required to purchase the 538 lots owned by the Existing Venture on a specified takedown basis through October 15, 2003 at a purchase price equal to the future cost of such lots including a 20% preferred return on invested capital to the outside partner of the Existing Venture. During the year ended December 31, 2002, the first 242 lots were purchased from the Existing Venture for $64,468,000, which includes a $12,493,000 preferred return to the outside partner of the Existing Venture. The 242 lots were purchased by a newly formed joint venture (“New Venture”) between the Company and an outside partner. The Company is required to purchase the 242 lots owned by the New Venture on a specified takedown basis through May 15, 2004 at a purchase price equal to $74,210,000 plus a 13 1/2% preferred return on invested capital to the outside partner of the New Venture. Because the Company is required to purchase the lots owned by both the Existing Venture and the New Venture, and the Company now controls both ventures, the financial statements of both ventures have been consolidated with the Company’s financial statements as of December 31, 2003, including real estate inventories of $28,095,000 and minority interest in consolidated joint ventures of $22,632,000. During the year ended December 31, 2002, an additional 44 lots were purchased from the Existing Venture for $19,765,000, which included a $3,953,000 preferred return to the outside partner of the Existing Venture. The 44 lots were purchased through a land banking arrangement (see Note 10 for additional information regarding the Company’s land banking arrangements). During the year ended December 31, 2003, an additional 219 lots were purchased from the Existing Venture for $74,896,000, which included a $21,743,000 preferred return to the outside partner of the Existing Venture. These purchases included (1) 172 lots which were purchased from the Existing Venture under a land banking arrangement (see Note 2) for $56,632,000, which included a $16,441,000 preferred return to the outside partner of the Existing Venture and (2) 47 lots which were purchased by the New Venture from the Existing Venture for $18,264,000, which included a $5,302,000 preferred return to the outside partner of the Existing Venture. During the year ended December 31, 2003 the Company purchased 175 lots from the New Venture for $54,543,000, all of which was paid to the outside partner as a return of capital. The intercompany sales and related profits have been eliminated in consolidation.

During the year ended December 31, 2003, the Company’s wholly-owned subsidiary William Lyon Homes Inc., a California corporation, (“California Lyon”), and two unaffiliated parties formed a series of limited liability companies (“Development LLCs”) for the purpose of acquiring three parcels of land totaling 236 acres in Irvine and Tustin, California (formerly part of the Tustin Marine Corps Air Station) and developing the land into 1,910 residential homesites. The development process is anticipated to be completed by mid 2004 at which time California Lyon will be required under certain specific conditions to purchase approximately one half in value of the lots. California Lyon has a 12 1/2% indirect, minority interest in the Development LLCs, which are the borrowers under two secured lines of credit. Advances under the lines of credit are to be used to pay acquisition and development costs and expenses. The lines of credit are secured by deeds of trust on the real property and improvements thereon owned by the applicable Development LLC, as well as pledges of all net sale proceeds, related contracts and other ancillary property. The maximum commitment amounts under the lines of credit are limited by specified agreed loan-to-value ratios. The maximum commitment amount under the line of credit that closed in January 2003 (“First Line of Credit”) is $35,000,000. Subject to specified terms and conditions, California Lyon and the other direct and indirect members of the Development LLC that is the borrower under the First Line of Credit, including certain affiliates of such other members, each (i) have guaranteed to the bank the repayment of the Development LLC’s indebtedness under the First Line of Credit, completion of certain infrastructure improvements to the land, payment of necessary loan remargining obligations, and the Development LLC’s performance under its environmental indemnity and covenants, and (ii) have agreed to take all actions and pay all amounts to assure that the Development LLC is in compliance with financial covenants. The First Line of Credit matures in January 2005, but may be extended to July 2005, subject to specified terms and conditions. The maximum commitment amount under the line of credit that closed in March 2003 (“Second Line of Credit”) is $105,000,000. The Second Line of Credit matures in September 2004, but may be extended to September 2005, subject to specified terms and conditions. Although the guarantee obligations of the other direct

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and indirect members of the Development LLC that is the borrower under the Second Line of Credit, and certain of their affiliates, are similar in nature to those under the First Line of Credit, California Lyon does not have any such guarantee obligations to the banks under the Second Line of Credit. However, California Lyon has posted letters of credit equal to approximately $24,600,000 to secure its obligations as well as the Development LLCs’ obligations to the banks under both lines of credit. Further, California Lyon and the other direct and indirect members of the Development LLCs, including certain affiliates of such other members, have entered into reimbursement and indemnity agreements to allocate any liability arising from each line of credit, including the related guarantees and letters of credit. California Lyon’s parent company, William Lyon Homes, a Delaware corporation (“Delaware Lyon”) has entered into joinder agreements to be jointly and severally liable for California Lyon’s obligations under the reimbursement and indemnity agreements. While the reimbursement and indemnity agreements provide that liability is generally allocated in accordance with the members’ percentage interests in the Development LLCs’ distributions, Delaware Lyon and California Lyon may be liable for the full amount of the obligations guaranteed to the banks under either or both of the lines of credit in certain specified circumstances, such as those involving the default, willful misconduct or gross negligence of California Lyon. As of December 31, 2003, the outstanding indebtedness under the First Line of Credit was $33,600,000 and the outstanding indebtedness under the Second Line of Credit was $100,600,000.

Note 6 — Notes Payable and Senior Notes

Notes payable and Senior Notes consist of the following (in thousands):

	December 31,
	2003	2002
Notes payable:
Revolving credit facilities	$49,175	$118,068
Construction notes payable	21,534	25,218
Purchase money notes payable—land acquisitions	—	28,861
Collateralized mortgage obligations under revolving mortgage warehouse credit facilities, secured by first trust deed mortgage notes receivable	9,622	18,139
Unsecured line of credit	—	5,500

	80,331	195,786
10 3/4% Senior Notes due April 1, 2013	246,406	—
12 1/2% Senior Notes due July 1, 2003	—	70,279

	$326,737	$266,065

Interest relating to the above debt consists of the following (in thousands):

	Year Ended December 31,
	2003	2002	2001
Interest incurred	$47,188	$26,783	$21,908
Interest capitalized	(47,188)	(26,783)	(21,681)

Interest expense	$—	$—	$227

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

net proceeds to the Company of approximately $246,233,000. The purchase price reflected a discount to yield 11% under the effective interest method and the notes have been reflected net of the unamortized discount in the accompanying consolidated balance sheet.

The 10 3/4% Senior Notes due 2013 are senior unsecured obligations of California Lyon and are unconditionally guaranteed on a senior unsecured basis by William Lyon Homes, a Delaware corporation (“Delaware Lyon”), which is the parent company of California Lyon, and all of Delaware Lyon’s existing and certain of its future restricted subsidiaries. The notes and the guarantees rank senior to all of the Company’s and the guarantors’ debt that is expressly subordinated to the notes and the guarantees, but are effectively subordinated to all of the Company’s and the guarantors’ senior secured indebtedness to the extent of the value of the assets securing that indebtedness. At December 31, 2003, the Company had approximately $80,331,000 of secured indebtedness and approximately $205,500,000 of additional secured indebtedness available to be borrowed under the Company’s credit facilities, as limited by the Company’s borrowing base formulas. Interest on the 10 3/4% Senior Notes is payable on April 1 and October 1 of each year, commencing October 1, 2003.

Except as set forth in the Indenture governing the 10 3/4% Senior Notes (“10 3/4% Senior Notes Indenture”), the 10 3/4% Senior Notes are not redeemable prior to April 1, 2008. Thereafter, the 10 3/4% Senior Notes will be redeemable at the option of California Lyon, in whole or in part, at a redemption price equal to 100% of the principal amount plus a premium declining ratably to par, plus accrued and unpaid interest, if any. In addition, on or before April 1, 2006, California Lyon may redeem up to 35% of the aggregate principal amount of the notes with the proceeds of qualified equity offerings at a redemption price equal to 110.75% of the principal amount, plus accrued and unpaid interest, if any.

Upon a change of control as described in the 10 3/4% Senior Notes Indenture, California Lyon may be required to offer to purchase the notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest, if any.

If the Company’s consolidated tangible net worth falls below $75,000,000 for any two consecutive fiscal quarters, California Lyon will be required to make an offer to purchase up to 10% of the notes originally issued at a purchase price equal to 100% of the principal amount, plus accrued and unpaid interest, if any.

The 10 3/4% Senior Notes Indenture contains covenants that limit the ability of Delaware Lyon and its restricted subsidiaries to, among other things: (i) incur additional indebtedness; (ii) pay dividends or make other distributions or repurchase its stock; (iii) make investments; (iv) sell assets; (v) incur liens; (vi) enter into agreements restricting the ability of Delaware Lyon’s restricted subsidiaries (other than California Lyon) to pay dividends; (vii) enter into transactions with affiliates; and (ix) consolidate, merge or sell all or substantially all of Delaware Lyon’s or California Lyon’s assets. These covenants are subject to a number of important exceptions and qualifications as described in the Indenture.

The foregoing summary is not a complete description of the terms of the 10 3/4% Senior Notes and is qualified in its entirety by reference to the 10 3/4% Senior Notes Indenture.

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

$246,233

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2003, the outstanding 10 3/4% Senior Notes with a face value of $246,406,000 had a fair value of approximately $284,000,000, based on quotes from industry sources.

12 1/2% Senior Notes

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

In July 2001, the Company repaid all of the remaining 12 1/2% Senior Notes which matured on July 1, 2001 amounting to $5,893,000.

A portion of the net proceeds of the Company’s offering of 10 3/4% Senior Notes (see above) was used to repay all of the Company’s 12 1/2% Senior Notes, including $30,000,000 in principal amount held by General William Lyon, Chairman and Chief Executive Officer, and the trust of which his son, William H. Lyon, is the sole beneficiary, $2,323,000 held by Wade H. Cable, President and Chief Operating Officer, and $1,000,000 held by William H. McFarland, a director.

7 1/2% Senior Notes

On February 6, 2004, the Company’s wholly-owned subsidiary, William Lyon Homes, Inc., a California corporation, (“California Lyon”) closed its offering of $150,000,000 principal amount of 7 1/2% Senior Notes due 2014. The notes were sold pursuant to Rule 144A and outside the United States to non-U.S. persons in reliance on Regulation S. The notes have not and will not be registered under the Securities Act of 1933 and, unless so registered, may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws. The notes were issued at par, resulting in net proceeds to the Company of approximately $147,600,000. California Lyon agreed to file a registration statement with the Securities and Exchange Commission relating to an offer to exchange the notes for publicly tradeable notes (“Exchange Notes”) having substantially identical terms. If California Lyon does not comply with its agreement regarding the registration and exchange of the notes with the Exchange Notes, additional interest on the notes will be payable on the interest payment dates.

The 7 1/2% Senior Notes due February 15, 2004 are senior unsecured obligations of California Lyon and are unconditionally guaranteed on a senior unsecured basis by Delaware Lyon and all of Delaware Lyon’s existing and certain of its future restricted subsidiaries. The notes and the guarantees rank senior to all of the Company’s and the guarantors’ debt that is expressly subordinated to the notes and the guarantees, but are effectively

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

subordinated to all of the Company’s and the guarantors’ senior secured indebtedness to the extent of the value of the assets securing that indebtedness. Interest on the 7 1/2% Senior Notes is payable on February 15 and August 15 of each year.

Except as set forth in the Indenture governing the 7 1/2% Senior Notes (“7 1/2% Senior Notes Indenture”), the 7 1/2% Senior Notes are not redeemable prior to February 15, 2009. Thereafter, the 7 1/2% Senior Notes will be redeemable at the option of California Lyon, in whole or in part, at a redemption price equal to 100% of the principal amount plus a premium declining ratably to par, plus accrued and unpaid interest, if any. In addition, on or before February 15, 2007, California Lyon may redeem up to 35% of the aggregate principal amount of the notes with the proceeds of qualified equity offerings at a redemption price equal to 107.50% of the principal amount, plus accrued and unpaid interest, if any.

Upon a change of control as described in the 7 1/2% Senior Notes Indenture, California Lyon may be required to offer to purchase the notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest, if any.

If the Company’s consolidated tangible net worth falls below $75.0 million for any two consecutive fiscal quarters, California Lyon will be required to make an offer to purchase up to 10% of the notes originally issued at a purchase price equal to 100% of the principal amount, plus accrued and unpaid interest, if any.

The 7 1/2% Senior Notes Indenture contains covenants that limit the ability of Delaware Lyon and its restricted subsidiaries to, among other things: (i) incur additional indebtedness; (ii) pay dividends or make other distributions or repurchase its stock; (iii) make investments; (iv) sell assets; (v) incur liens; (vi) enter into agreements restricting the ability of Delaware Lyon’s restricted subsidiaries (other than California Lyon) to pay dividends; (vii) enter into transactions with affiliates; and (ix) consolidate, merge or sell all or substantially all of Delaware Lyon’s and California Lyon’s assets. These covenants are subject to a number of important exceptions and qualifications as described in the 7 1/2% Senior Notes Indenture.

The foregoing summary is not a complete description of the 7 1/2% Senior Notes and is qualified in its entirety by reference to the 7 1/2% Senior Notes Indenture.

The net proceeds of the offering were used to repay $70,000,000 of the outstanding balance on the revolving credit facilities and $21,500,000 of a construction note payable, together with $300,000 of accrued interest. The remaining proceeds will be used to pay fees and commissions related to the offering and for other general corporate purposes.

Supplemental consolidating financial information of the Company, specifically including information for California Lyon, the issuer of the 10 3/4% Senior Notes and the 7 1/2% Senior Notes, and Delaware Lyon and the guarantor subsidiaries is presented below. Investments in subsidiaries are presented using the equity method of accounting. Separate financial statements of California Lyon and the guarantor subsidiaries are not provided, as the consolidating financial information contained herein provides a more meaningful disclosure to allow investors to determine the nature of assets held and the operations of the combined groups.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING BALANCE SHEET

December 31, 2003

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company

ASSETS
Cash and cash equivalents	$—	$13,684	$4,207	$6,246	$—	$24,137
Receivables	—	22,215	21,213	2,783	—	46,211
Real estate inventories	—	538,910	1,094	158,043	—	698,047
Investments in and advances to unconsolidated joint ventures	—	45,613	—	—	—	45,613
Property and equipment, net	—	800	825	—	—	1,625
Deferred loan costs	—	9,041	—	—	—	9,041
Goodwill	—	5,896	—	—	—	5,896
Other assets	—	7,975	1,170	—	—	9,145
Investments in subsidiaries	252,040	105,495	—	—	(357,535)	—
Intercompany receivables	—	1,190	69,830	—	(71,020)	—

	$252,040	$750,819	$98,339	$167,072	$(428,555)	$839,715

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$—	$30,635	$421	$4,641	$—	$35,697
Accrued expenses	—	77,888	3,909	948	—	82,745
Notes payable	—	49,176	9,621	21,534	—	80,331
10 3/4% Senior Notes	—	246,406	—	—	—	246,406
Intercompany payables	—	69,830	1,190	—	(71,020)	—

Total liabilities	—	473,935	15,141	27,123	(71,020)	445,179
Minority interest in consolidated joint ventures	—	41,101	—	101,395	—	142,496
Stockholders’ equity	252,040	235,783	83,198	38,554	(357,535)	252,040

	$252,040	$750,819	$98,339	$167,072	$(428,555)	$839,715

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING BALANCE SHEET

December 31, 2002

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company

ASSETS
Cash and cash equivalents	$—	$11,524	$2,071	$3,099	$—	$16,694
Receivables	—	8,657	19,941	136	—	28,734
Real estate inventories	—	389,010	1,094	101,848	—	491,952
Investments in and advances to unconsolidated joint ventures	—	64,540	864	—	—	65,404
Property and equipment, net	—	1,177	954	—	—	2,131
Deferred loan costs	586	755	—	—	—	1,341
Goodwill	—	5,896	—	—	—	5,896
Other assets	—	5,303	126	—	—	5,429
Investments in subsidiaries	180,033	83,834	—	—	(263,867)	—
Intercompany receivables	79,308	9,149	77,287	—	(165,744)	—

	$259,927	$579,845	$102,337	$105,083	$(429,611)	$617,581

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$—	$28,363	$1,574	$4,944	$—	$34,881
Accrued expenses	—	49,130	5,007	175	—	54,312
Notes payable	—	177,647	18,139	—	—	195,786
12 1/2% Senior Notes	70,279	—	—	—	—	70,279
Intercompany payables	7,972	156,596	1,176	—	(165,744)	—

Total liabilities	78,251	411,736	25,896	5,119	(165,744)	355,258
Minority interest in consolidated joint ventures	—	—	—	80,647	—	80,647
Stockholders’ equity	181,676	168,109	76,441	19,317	(263,867)	181,676

	$259,927	$579,845	$102,337	$105,083	$(429,611)	$617,581

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING STATEMENT OF INCOME

Year Ended December 31, 2003

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$811,342	$67,772	$138,638	$(129,439)	$888,313
Management fees	—	9,490	—	—	—	9,490

	—	820,832	67,772	138,638	(129,439)	897,803

Operating costs
Cost of sales	—	(659,473)	(60,277)	(115,600)	107,696	(727,654)
Sales and marketing	—	(26,856)	(3,052)	(1,344)	—	(31,252)
General and administrative	—	(50,105)	(210)	—	—	(50,315)

	—	(736,434)	(63,539)	(116,944)	107,696	(809,221)

Equity in income of unconsolidated joint ventures	—	31,236	—	—	—	31,236

Income from subsidiaries	72,137	2,604	—	—	(74,741)	—

Operating income	72,137	118,238	4,233	21,694	(96,484)	119,818
Other income, net	—	1,041	2,524	998	—	4,563
Minority equity in income of consolidated joint ventures	—	(429)	—	(22,172)	22,172	(429)

Income before provision for income taxes	72,137	118,850	6,757	520	(74,312)	123,952
Provision for income taxes	—	(51,475)	—	(340)	—	(51,815)

Net income	$72,137	$67,375	$6,757	$180	$(74,312)	$72,137

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING STATEMENT OF INCOME

Year Ended December 31, 2002

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$427,492	$85,550	$98,146	$(8,778)	$602,410
Management fees	—	10,892	—	—	—	10,892

	—	438,384	85,550	98,146	(8,778)	613,302

Operating costs
Cost of sales	—	(367,757)	(73,057)	(81,636)	8,716	(513,734)
Sales and marketing	—	(19,337)	(3,395)	(130)	—	(22,862)
General and administrative	—	(39,015)	(319)	(32)	—	(39,366)

	—	(426,109)	(76,771)	(81,798)	8,716	(575,962)

Equity in income of unconsolidated joint ventures	—	27,748	—	—	—	27,748

Income from subsidiaries	49,511	7,043	—	—	(56,554)	—

Operating income	49,511	47,066	8,779	16,348	(56,616)	65,088
Other income, net	—	(196)	2,169	720	—	2,693
Minority equity in income of consolidated joint ventures	—	—	—	(16,447)	16,447	—

Income before income taxes	49,511	46,870	10,948	621	(40,169)	67,781
Provision for income taxes	—	(18,020)	—	(250)	—	(18,270)

Net income	$49,511	$28,850	$10,948	$371	$(40,169)	$49,511

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING STATEMENT OF INCOME

Year Ended December 31, 2001

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company

Operating revenue
Sales	$—	$404,000	$55,056	$—	$—	$459,056
Management fees	—	9,127	—	—	—	9,127

	—	413,127	55,056	—	—	468,183

Operating costs
Cost of sales	—	(339,970)	(47,796)	—	—	(387,766)
Sales and marketing	—	(15,747)	(2,398)	(4)	—	(18,149)
General and administrative	—	(36,872)	(297)	(2)	—	(37,171)
Amortization of goodwill	—	(1,242)	—	—	—	(1,242)

	—	(393,831)	(50,491)	(6)	—	(444,328)

Equity in income of unconsolidated joint ventures	—	22,414	(30)	—	—	22,384

Income from subsidiaries	47,678	4,614	—	—	(52,292)	—

Operating income (loss)	47,678	46,324	4,535	(6)	(52,292)	46,239
Interest expense, net of amounts capitalized	—	(227)	—	—	—	(227)
Other income, net	—	4,264	2,752	497	—	7,513

Income (loss) before income taxes	47,678	50,361	7,287	491	(52,292)	53,525
Provision for income taxes	—	(5,648)	—	(199)	—	(5,847)

Net income	$47,678	$44,713	$7,287	$292	$(52,292)	$47,678

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2003

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company

Operating activities:
Net income	$72,137	$67,375	$6,757	$180	$(74,312)	$72,137
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	668	414	—	—	1,082
Equity in income of unconsolidated joint ventures	—	(31,236)	—	—	—	(31,236)
Equity in earnings of subsidiaries	(72,137)	(2,604)	—	—	74,741	—
Minority equity in income of consolidated joint ventures	—	429	—	22,172	(22,172)	429
Provision for income taxes	—	51,475	—	340	—	51,815
Net changes in operating assets and liabilities:
Receivables	—	(14,466)	1,087	(2,647)	—	(16,026)
Intercompany receivables/payables	(586)	586	7,457	—	(7,457)	—
Real estate inventories	—	(171,261)	—	(34,661)	—	(205,922)
Deferred loan costs	586	(8,286)	—	—	—	(7,700)
Other assets	—	(2,672)	(1,044)	—	—	(3,716)
Accounts payable	—	2,272	(1,153)	(303)	—	816
Accrued expenses	—	(19,603)	(1,098)	432	—	(20,269)

Net cash (used in) provided by operating activities	—	(127,323)	12,420	(14,487)	(29,200)	(158,590)

Investing activities:
Net change in investments in and advances to unconsolidated joint ventures	—	50,163	864	—	—	51,027
Net change in mortgage notes receivable	—	908	(2,359)	—	—	(1,451)
Purchases of property and equipment	—	(291)	(285)	—	—	(576)
Investment in subsidiaries	—	(19,058)	—	—	19,058	—
Advances from (to) affiliates	75,165	(82,207)	—	—	7,042	—

Net cash provided by (used in) investing activities	75,165	(50,485)	(1,780)	—	26,100	49,000

Financing activities:
Proceeds from borrowings on notes payable	—	726,146	379,318	—	—	1,105,464
Principal payments on notes payable	—	(833,083)	(387,836)	—	—	(1,220,919)
Repayment of 12 1/2% Senior Notes	(70,279)	—	—	—	—	(70,279)
Issuance of 10 3/4% Senior Notes	—	246,233	—	—	—	246,233
Common stock issued for exercised options	2,294	—	—	—	—	2,294
Common stock purchased	(7,180)	—	—	—	—	(7,180)
Minority interest distributions, net	—	40,672	—	(1,424)	22,172	61,420
Advances from affiliates	—	—	14	19,058	(19,072)	—

Net cash (used in) provided by financing activities	(75,165)	179,968	(8,504)	17,634	3,100	117,033

Net increase in cash and cash equivalents	—	2,160	2,136	3,147	—	7,443
Cash and cash equivalents at beginning of year	—	11,524	2,071	3,099	—	16,694

Cash and cash equivalents at end of year	$—	$13,684	$4,207	$6,246	$—	$24,137

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2002

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company

Operating activities:
Net income	$49,511	$28,850	$10,948	$371	$(40,169)	$49,511
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	983	372	—	—	1,355
Equity in income of unconsolidated joint ventures	—	(27,748)	—	—	—	(27,748)
Equity in earnings of subsidiaries	(49,511)	(7,043)	—	—	56,554	—
Provision for income taxes	—	18,020	—	250	—	18,270
Net changes in operating assets and liabilities:
Receivables	—	(3,238)	(576)	47	—	(3,767)
Intercompany receivables/payables	(1,407)	1,407	(27,920)	85,305	(57,385)	—
Real estate inventories	—	63,826	7,553	(94,505)	—	(23,126)
Deferred loan costs	1,407	83	—	—	—	1,490
Other assets	—	(2,617)	(64)	—	—	(2,681)
Accounts payable	—	3,037	494	4,936	—	8,467
Accrued expenses	—	(8,621)	3,402	(361)	—	(5,580)

Net cash provided by (used in) operating activities	—	66,939	(5,791)	(3,957)	(41,000)	16,191

Investing activities:
Net change in investments in and advances to unconsolidated joint ventures	—	17,000	(401)	—	—	16,599
Net change in mortgage notes receivable	—	2,945	(7,153)	—	—	(4,208)
Purchases of property and equipment	—	(248)	(1,067)	—	—	(1,315)
Investment in subsidiaries	—	(26,442)	—	—	26,442	—
Advances from (to) affiliates	18,452	(59,519)	—	—	41,067	—

Net cash provided by (used in) investing activities	18,452	(66,264)	(8,621)	—	67,509	11,076

Financing activities:
Proceeds from borrowings on notes payable	—	580,585	333,014	—	—	913,599
Principal payments on notes payable	—	(585,268)	(333,723)	(1,038)	—	(920,029)
Common stock issued for exercised options	1,118	—	—	—	—	1,118
Common stock purchased	(19,570)	—	—	—	—	(19,570)
Minority interest distributions, net	—	—	—	(5,442)	—	(5,442)
Advances from affiliates	—	—	13,333	13,176	(26,509)	—

Net cash (used in) provided by financing activities	(18,452)	(4,683)	12,624	6,696	(26,509)	(30,324)

Net (decrease) increase in cash and cash equivalents	—	(4,008)	(1,788)	2,739	—	(3,057)
Cash and cash equivalents at beginning of year	—	15,532	3,859	360	—	19,751

Cash and cash equivalents at end of year	$—	$11,524	$2,071	$3,099	$—	$16,694

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2001

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company

Operating activities:
Net income	$47,678	$44,713	$7,287	$292	$(52,292)	$47,678
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	2,397	122	—	—	2,519
Equity in income of unconsolidated joint ventures	—	(22,414)	30	—	—	(22,384)
Equity in earnings of subsidiaries	(47,678)	(4,614)	—	—	52,292	—
Provision for income taxes	—	5,648	—	199	—	5,847
Net changes in operating assets and liabilities:
Receivables	—	3,170	(507)	(183)	—	2,480
Intercompany receivables/payables	1,812	(1,812)	(1,506)	(8)	1,514	—
Real estate inventories	—	(16,289)	(7,553)	(7,343)	—	(31,185)
Deferred loan costs	(1,812)	(265)	—	—	—	(2,077)
Other assets	—	(118)	25	—	—	(93)
Accounts payable	—	(7,269)	845	8	—	(6,416)
Accrued expenses	—	977	(515)	871	—	1,333

Net cash provided by (used in) operating activities	—	4,124	(1,772)	(6,164)	1,514	(2,298)

Investing activities:
Net change in investments in and advances to unconsolidated joint ventures	—	2,893	(493)	—	—	2,400
Net change in mortgage notes receivable	—	(2,046)	(3,823)	—	—	(5,869)
Purchases of property and equipment	—	(503)	(127)	—	—	(630)
Investment in subsidiaries	—	(1,732)	—	—	1,732	—
Advances from (to) affiliates	6,495	(4,959)	—	—	(1,536)	—

Net cash provided by (used in) investing activities	6,495	(6,347)	(4,443)	—	196	(4,099)

Financing activities:
Proceeds from borrowings on notes payable	—	468,144	218,459	1,038	—	687,641
Principal payments on notes payable	—	(462,935)	(206,774)	—	—	(669,709)
Repurchase of 12 1/2% Senior Notes	(51,637)	—	—	—	—	(51,637)
Reissuance of 12 1/2% Senior Notes	44,715	—	—	—	—	44,715
Common stock issued for exercised options	427	—	—	—	—	427
Advances (to) from affiliates	—	—	(3,454)	5,164	(1,710)	—

Net cash (used in) provided by financing activities	(6,495)	5,209	8,231	6,202	(1,710)	11,437

Net increase in cash and cash equivalents	—	2,986	2,016	38	—	5,040
Cash and cash equivalents at beginning of year	—	12,546	1,843	322	—	14,711

Cash and cash equivalents at end of year	$—	$15,532	$3,859	$360	$—	$19,751

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revolving Credit Facilities

As of December 31, 2003, the Company has three revolving credit facilities which have an aggregate maximum loan commitment of $325,000,000 and mature at various dates through 2006. A $125,000,000 revolving line of credit “expires” in November 2004. After that date the Company may borrow amounts, subject to applicable borrowing base and concentration limitations, under this facility solely to complete the construction of residences begun prior to such date in approved projects funded by disbursements under this facility. The final maturity date is the earlier of the date upon which the last residence, the construction of which was financed with proceeds of this loan, is sold or the date upon which such last residence is excluded from the borrowing base by the passage of time under this facility. Of the $125,000,000 maximum commitment amount, $25,000,000 is not available for disbursement and the loan amount is limited to $100,000,000 until the lender consents, which consent may be withheld in its sole discretion, to make such funds available. A $150,000,000 revolving line of credit finally matures in September 2006, although after September 2004, advances under this facility may only be made to complete projects approved on or before such date. A $50,000,000 bank revolving line of credit initially “matures” in September 2004, after which the amounts available for borrowing begin to reduce with a final maturity date of September 2006. Availability under each credit facility is subject not only to the maximum amount committed under the respective facility, but also to both various borrowing base and concentration limitations. The borrowing base limits lender advances to certain agreed percentages of asset value. The allowed percentage generally increases as the asset progresses from land under development to residence subject to contract of sale. Advances for each type of collateral become due in whole or in part, subject to possible re-borrowing, and/or the collateral becomes excluded from the borrowing base, after a specified period or earlier upon sale. Concentration limitations further restrict availability under the credit facilities. The effect of these borrowing base and concentration limitations essentially is to mandate minimum levels of the Company’s investment in a project, with higher percentages of investment required at earlier phases of a project, and with greater absolute dollar amounts of investment required as a project progresses. Each revolving credit facility is secured by deeds of trust on the real property and improvements thereon owned by the Company in the subdivision project(s) approved by the respective lender, as well as pledges of all net sale proceeds, related contracts and other ancillary property. Also, each credit facility includes financial covenants, which may limit the amount that may be borrowed thereunder. Outstanding advances bear interest at various rates, which approximate the prime rate. As of December 31, 2003, $49,175,000 was outstanding under these credit facilities, with a weighted-average interest rate of 4.375%, and the undrawn availability was $205,500,000 as limited by the Company’s borrowing base calculation. The Company has provided an unsecured environmental indemnity in favor of the lender under the $125,000,000 bank line of credit (see Note 10.).

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

As a common practice required by commercial lenders, the Company is obligated to repay loans to a level such that they do not exceed certain required loan-to-value or loan-to-cost ratios. Each lender has the right to test the ratios by appraising the property securing the loan at any time. Either a decrease in the value of the property securing the loan or an increase in the construction costs could trigger this pay down obligation. The term of the obligation corresponds with the term of the loan and is limited to the outstanding loan balance. The entire revolving credit facilities balance is subject to these obligations as of December 31, 2003.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Construction Notes Payable

At December 31, 2003, the Company had a construction note payable amounting to $21,534,000 related to a real estate project. The note was due on or before April 2, 2004 with interest at a rate of prime plus 0.5% at December 31, 2003. A portion of the net proceeds of the offering of 7 1/2% Senior Notes (see above) was used to repay this note in full.

Revolving Mortgage Warehouse Credit Facilities

The Company, through its mortgage subsidiary and one of its unconsolidated joint ventures, has entered into two revolving mortgage warehouse credit facilities with banks to fund its mortgage origination operations. The original credit facility, which matures in May 2004, provides for revolving loans of up to $20,000,000 outstanding, $10,000,000 of which is committed (lender obligated to lend if stated conditions are satisfied) and $10,000,000 of which is not committed (lender advances are optional even if stated conditions are otherwise satisfied). On August 29, 2003, the Company’s mortgage subsidiary and one of its unconsolidated joint ventures entered into an additional $10,000,000 credit facility which matures in August 2004. Mortgage loans are generally held for a short period of time and are typically sold to investors within 7 to 15 days following funding. The facilities are secured by substantially all of the assets of each of the borrowers, including the mortgage loans held for sale, all rights of each of the borrowers with respect to contractual obligations of third party investors to purchase such mortgage loans, and all proceeds of sale of such mortgage loans. The facilities, which have LIBOR based pricing, also contain certain financial covenants requiring the borrowers to maintain minimum tangible net worth, leverage, profitability and liquidity. These facilities are non-recourse and are not guaranteed by the Company. At December 31, 2003 the outstanding balance under these facilities was $9,622,000.

Prime Interest Rates

The prime interest rates at December 31, 2003, 2002 and 2001 were 4.00%, 4.25% and 4.75%, respectively. The weighted-average prime interest rates for each of the three years ended December 31, 2003, 2002 and 2001 were 4.12%, 4.67% and 6.91%, respectively.

Note 7 — Stockholders’ Equity

Stock Repurchase

On September 20, 2001, the Company announced that the Company’s Board of Directors had authorized a program to repurchase up to 20% of the Company’s outstanding common shares. Under the plan, the stock will be purchased in the open market or privately negotiated transactions from time to time in compliance with Securities and Exchange Commission Rule 10b-18, subject to market conditions, applicable legal requirements and other factors. The timing and amounts of any purchases will be as determined by the Company’s management from time to time or may be suspended at any time or from time to time without prior notice, depending on market conditions and other factors they deem relevant. The repurchased shares may be held as treasury stock and used for general corporate purchases or cancelled. As of December 31, 2003, 1,218,400 shares had been purchased and retired under this program for an aggregate purchase price of $26,750,000.

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Effective on May 9, 2000, the Company issued options under the William Lyon Homes 2000 Stock Incentive Plan to purchase a total of 627,500 shares of common stock at $8.6875 per share. During the year ended December 31, 2001, the Company issued additional options under the William Lyon Homes 2000 Stock Incentive Plan to purchase 12,500 shares of common stock at $9.10 per share and 20,000 shares of common stock at a price of $13.00 per share. During the years ended December 31, 2003, 2002 and 2001, certain officers and directors exercised options to purchase 240,359, 102,504 and 49,176 shares, respectively, of the Company’s common stock at a price of $8.6875 per share in accordance with the William Lyon Homes 2000 Stock Incentive Plan. During the years ended December 31, 2003 and 2002, certain officers exercised options to purchase 10,000 and 3,334 shares, respectively, of the Company’s common stock at a price of $13.00 per share in accordance with the William Lyon Homes 2000 Stock Incentive Plan. During the year ended December 31, 2003 an officer exercised options to purchase 8,334 shares of the Company’s common stock at a price of $9.10. As of December 31, 2003, 56,666 options have been forfeited and 189,627 options remain unexercised. The unexercised options are as follows: 178,795 options priced at $8.6875, 4,166 options priced at $9.10, and 6,666 options priced at $13.00. All unexercised options expire on May 9, 2010.

During the year ended December 31, 2002, certain officers exercised options to purchase 13,912 shares of the Company’s common stock at a price of $5.00 per share in accordance with the Company’s 1991 Stock Option Plan, as amended. During the year ended December 31, 2002, certain officers exercised options to purchase 7,998 shares of the Company’s common stock at a price of $14.375 per share in accordance with the Company’s 1991 Stock Option Plan, as amended. As of December 31, 2002, there were no outstanding options to purchase common stock under the Company’s 1991 Stock Option Plan.

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

Incentive Compensation Plan

The Company’s Board of Directors has approved a Cash Bonus Plan for all of the Company’s full-time, salaried employees, including the Chief Executive Officer (“CEO”), Chief Operating Officer (“COO”), Chief Financial Officer (“CFO”), Division Presidents, Executives, Managers, Field Construction Staff, and certain other employees. Under the terms of this plan, the CEO, the COO, and the CFO are eligible to receive bonuses

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

based upon specified percentages of the Company’s pre-tax, pre-bonus income. Division Presidents are eligible to receive bonuses based upon specified percentages of their respective division pre-tax, pre-bonus income. All other participants are eligible to receive bonuses based upon specified percentages of a bonus pool consisting of a specified percentage of pre-tax, pre-bonus income. Awards are recorded in the period earned, but are paid out over two years, with 75% paid out following the determination of bonus awards, and 25% paid out one year later. The deferred amount will be forfeited in the event of termination for any reason except retirement, death or disability.

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

Note 8 — Income Taxes

The following summarizes the provision for income taxes (in thousands):

	Year Ended December 31,
	2003	2002	2001
Current
Federal	$(45,123)	$(23,525)	$2,467
State	(10,286)	(6,038)	(3,318)

	(55,409)	(29,563)	(851)

Deferred
Federal	2,985	9,656	(3,989)
State	609	1,637	(1,007)

	3,594	11,293	(4,996)

	$(51,815)	$(18,270)	$(5,847)

Income taxes differ from the amounts computed by applying the applicable Federal statutory rates due to the following (in thousands):

	Year Ended December 31,
	2003	2002	2001
Provision for Federal income taxes at the statutory rate	$(43,420)	$(23,723)	$(18,734)
Provision for state income taxes, net of Federal income tax benefits	(6,044)	(2,860)	(2,811)
Valuation allowance for deferred tax asset	—	8,348	15,490
Other	(2,351)	(35)	208

	$(51,815)	$(18,270)	$(5,847)

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Temporary differences giving rise to deferred income taxes consist of the following (in thousands):

	December 31,
	2003	2002
Deferred tax assets
Reserves deducted for financial reporting purposes not allowable for tax purposes	$4,754	$3,880
Compensation deductible for tax purposes when paid	4,702	2,802
Interest expensed for financial reporting purposes and capped for tax purposes	14	104
Net operating loss and alternative minimum tax credit carryovers	698	1,830
State income tax provisions deductible when paid for Federal tax purposes	2,550	1,780
Effect of book/tax differences for joint ventures	394	410

	13,112	10,806
Deferred tax liabilities
Effect of book/tax differences for joint ventures	(3,221)	(4,509)

	$9,891	$6,297

During the year ended December 31, 2003, income tax benefits of $3,113,000 related to stock option exercises were excluded from the results of operations and credited to additional paid-in capital.

The elimination during 2002 of the remaining valuation allowances for deferred tax assets reduced the Company’s estimated overall effective tax rate for the year ended December 31, 2002 from 39.3% to 27.0%. The estimated overall effective tax rate for the year ending December 31, 2003 is 41.8%. At December 31, 2003 the Company has net operating loss carryforwards for Federal tax purposes of approximately $1,994,000 which expire in 2009. In addition, unused recognized built-in losses in the amount of $23,891,000 are available to offset future income and expire between 2009 and 2011. The utilization of these losses is limited to offset $3,235,000 of taxable income per year; however, any unused losses in any year may be carried forward for utilization in future years through 2011. The Company’s ability to utilize the foregoing tax benefits will depend upon the amount of its future taxable income and may be further limited under certain circumstances.

Note 9 — Related Party Transactions

A portion of the net proceeds of the Company’s offering of 10 3/4% Senior Notes (see Note 6) was used to repay all of the Company’s 12 1/2% Senior Notes, including $30,000,000 in principal amount held by General William Lyon, Chairman and Chief Executive Officer, and the trust of which his son, William H. Lyon, is the sole beneficiary, $2,323,000 held by Wade H. Cable, President and Chief Operating Officer, and $1,000,000 held by William H. McFarland, a director. See Note 6 for description of the transactions between the Company and certain of the Company’s Board of Directors with respect to the 12 1/2% Senior Notes.

The Company purchased real estate projects for a total purchase price of $8,468,000 during the year ended December 31, 2000 from entities controlled by William Lyon and William H. Lyon. In addition, one-half of the net profits in excess of six to eight percent from the development are to be paid to the seller. During the year ended December 31, 2003 and 2002, $0 and $1,770,000, respectively was paid to the seller in accordance with the agreement.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On October 26, 2000, the Company’s Board of Directors (with Messrs. William Lyon and William H. Lyon abstaining) approved the purchase of 579 lots for a total purchase price of $12,581,000 from an entity controlled by William Lyon and William H. Lyon. The terms of the purchase agreement provide for an initial option payment of $1,000,000 and a rolling option takedown of the lots. Phase takedowns of approximately 20 lots each are anticipated to occur at two to three month intervals for each of several product types through September 2004. In addition, one-half of the net profits in excess of six percent from the development are to be paid to the seller. During the years ended December 31, 2003, 2002 and 2001, the Company purchased 72, 183 and 143 lots, respectively, under this agreement for a total purchase price of $2,507,000, $4,150,000 and $2,777,000, respectively. During the year ended December 31, 2003, there were no payments made for one-half of the net profits in excess of six percent from the development and during the year ended December 31, 2002, payments were made in the amount of $1,614,000. This land acquisition qualified as an affiliate transaction under the Company’s 12 1/2% Senior Notes due July 1, 2003 Indenture dated as of June 29, 1994, as amended (“Indenture”). Pursuant to the terms of the Indenture, the Company determined that the land acquisition is on terms that are no less favorable to the Company than those that would have been obtained in a comparable transaction by the Company with an unrelated person. The Company delivered to the Trustee under the Indenture a resolution of the Board of Directors of the Company set forth in an Officers’ Certificate certifying that the land acquisition is on terms that are no less favorable to the Company than those that would have been obtained in a comparable transaction by the Company with an unrelated person and the land acquisition was approved by a majority of the disinterested members of the Board of Directors of the Company. Further, the Company delivered to the Trustee under the Indenture a determination of value by a real estate appraisal firm which is of regional standing in the region in which the subject property is located and is MAI certified.

On July 9, 2002, the Company’s Board of Directors (with Messrs. William Lyon and William H. Lyon abstaining) approved the purchase of 144 lots, through a land banking arrangement, for a total purchase price of $16,660,000 from an entity that purchased the lots from William Lyon. The terms of the purchase agreement provide for an initial deposit of $3,300,000 (paid on July 23, 2002) and monthly option payments of 11.5% on the seller’s outstanding investment. Such option payments entitle the Company to phase takedowns of approximately 14 lots each, which are anticipated to occur at one to two month intervals through December 2003. As of December 31, 2003 and 2002, 85 and 16 lots have been purchased under this agreement for a purchase price of $9,834,000 and $1,851,000, respectively. Had the Company purchased the property directly, the acquisition would have qualified as an affiliate transaction under the Indenture. Even though the Company’s agreement is not with William Lyon, the Company chose to treat it as an affiliate transaction. Pursuant to the terms of the Indenture, the Company determined that the land acquisition is on terms that are no less favorable to the Company than those that would have been obtained in a comparable transaction by the Company with an unrelated person. The Company delivered to the Trustee under the Indenture a resolution of the Board of Directors of the Company set forth in an Officers’ Certificate certifying that the land acquisition is on terms that are no less favorable to the Company than those that would have been obtained in a comparable transaction by the Company with an unrelated person and the land acquisition was approved by a majority of the disinterested members of the Board of Directors of the Company. Further, the Company has delivered to the Trustee under the Indenture a determination of value by a real estate appraisal firm which is of regional standing in the region in which the subject property is located and is MAI certified.

The Company purchased land for a total purchase price of $8,440,000, $17,079,000 and $5,371,000 during the years ended December 31, 2003, 2002 and 2001, respectively, from certain of its unconsolidated joint ventures.

For the years ended December 31, 2003, 2002 and 2001, the Company incurred reimbursable on-site labor costs of $277,000, $178,000 and $175,000, respectively, for providing customer service to real estate projects

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

developed by entities controlled by William Lyon and William H. Lyon, of which $25,000 and $72,000 was due to the Company at December 31, 2003 and 2002, respectively. In addition, the Company earned fees of $109,000, $99,000 and $108,000, respectively, for tax and accounting services performed for entities controlled by William Lyon and William H. Lyon during the years ended December 31, 2003, 2002 and 2001.

For the years ended December 31, 2003, 2002 and 2001, the Company incurred charges of $753,000, $729,000 and $729,000, respectively, related to rent on its corporate office, from a trust of which William H. Lyon is the sole beneficiary.

During the years ended December 31, 2003, 2002 and 2001, the Company incurred charges of $250,000, $177,000 and $201,000, respectively, related to the charter and use of aircraft owned by an affiliate of William Lyon, of which $19,000 was due to the Company at December 31, 2003.

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

Note 10 — Commitments and Contingencies

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

The Company enters into purchase agreements with various land sellers. In some instances, and as a method of acquiring land in staged takedowns, thereby minimizing the use of funds from the Company’s revolving credit facilities and other corporate financing sources and limiting the Company’s risk, the Company transfers its right in such purchase agreements to entities owned by third parties (land banking arrangements). These entities use equity contributions and/or incur debt to finance the acquisition and development of the lots. The entities grant the Company an option to acquire lots in staged takedowns. In consideration for this option, the Company makes a non-refundable deposit equal to 20% or less of the total purchase price. Additionally, the Company may be subject to other penalties if lots are not acquired. The Company is under no obligation to purchase the balance of the lots, but would forfeit remaining deposits and be subject to penalties if the lots are not purchased. The Company does not have legal title to these entities or their assets and has not guaranteed their liabilities. As described in Note 2, a recently adopted accounting interpretation required the consolidation of the assets, liabilities and operations of one of the Company’s land banking arrangements created after January 31, 2003. As of March 31, 2004, the interpretation will likely require the consolidation of the assets, liabilities and operations on a prospective basis of the six remaining unconsolidated land banking arrangements created prior to February 1, 2003 (see Notes 2 and 3). The deposits and penalties related to the six land banking projects created prior to February 1, 2003 have been recorded in the accompanying consolidated balance sheet. The financial statements of these six entities are not consolidated with the Company’s consolidated financial statements. These land banking arrangements help the Company manage the financial and market risk associated with land holdings. The use of these land banking arrangements is dependent on, among other things, the availability of

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

capital to the option provider, general housing market conditions and geographic preferences. Summary information with respect to the Company’s unconsolidated land banking arrangements is as follows as of December 31, 2003 (dollars in thousands):

Total number of land banking projects	6

Total number of lots	1,149

Total purchase price	$108,958

Balance of lots still under option and not purchased:
Number of lots	588

Purchase price	$41,997

Forfeited deposits and penalties if lots are not purchased	$18,107

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

As of December 31, 2003, the Company had $38,400,000 of outstanding irrevocable standby letters of credit to guarantee the Company’s financial obligations under certain land banking arrangements and other contractual arrangements in the normal course of business. Letters of credit totaling $9,289,000 related to land banking arrangements are recorded on the accompanying balance sheet. The beneficiary may draw upon these letters of credit in the event of a contractual default by the Company relating to each respective obligation. These letters of credit have a stated term of 12 months and have varying maturities throughout 2004, at which time the Company may be required to renew to coincide with the term of the respective arrangement.

The Company also had outstanding performance and surety bonds related principally to its obligations for site improvements at various projects at December 31, 2003. The Company does not believe that draws upon these bonds, if any, will have a material effect on the Company’s financial position, results of operations or cash flows.

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

See Notes 5 and 6 for additional information relating to the Company’s guarantee arrangements.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11 — Unaudited Summarized Quarterly Financial Information

Summarized unaudited quarterly financial information for the years ended December 31, 2003, 2002 and 2001 is as follows (in thousands except per common share amounts):

	Three Months Ended
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
Sales	$70,423	$156,681	$212,598	$448,611
Other income, costs and expenses, net	(62,162)	(133,345)	(188,197)	(380,657)

Income before provision for income taxes	8,261	23,336	24,401	67,954
Provision for income taxes	(3,379)	(9,544)	(9,534)	(29,358)

Net income	$4,882	$13,792	$14,867	$38,596

Basic earnings per common share	$0.50	$1.40	$1.52	$3.95

Diluted earnings per common share	$0.49	$1.38	$1.49	$3.89

	Three Months Ended
	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002
Sales	$90,149	$127,417	$182,998	$201,846
Other income, costs and expenses, net	(86,359)	(117,559)	(164,036)	(166,675)

Income before provision for income taxes	3,790	9,858	18,962	35,171
Provision for income taxes	(677)	(2,826)	(5,212)	(9,555)

Net income	$3,113	$7,032	$13,750	$25,616

Basic earnings per common share	$0.30	$0.68	$1.34	$2.63

Diluted earnings per common share	$0.29	$0.66	$1.30	$2.56

	Three Months Ended
	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001
Sales	$72,455	$105,222	$107,629	$173,750
Other income, costs and expenses, net	(65,662)	(94,467)	(94,483)	(150,919)

Income before provision for income taxes	6,793	10,755	13,146	22,831
Provision for income taxes	(712)	(1,137)	(1,468)	(2,530)

Net income	$6,081	$9,618	$11,678	$20,301

Basic earnings per common share	$0.58	$0.91	$1.10	$1.91

Diluted earnings per common share	$0.57	$0.90	$1.08	$1.89

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders

William Lyon Homes

We have audited the accompanying combined balance sheet of the Significant Subsidiaries of William Lyon Homes, as defined in Note 1, as of December 31, 2001, and the related combined statements of income, members’ capital and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of the Significant Subsidiaries of William Lyon Homes at December 31, 2001, and the combined results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

/s/    ERNST & YOUNG LLP

Irvine, California

February 15, 2002

SIGNIFICANT SUBSIDIARIES OF WILLIAM LYON HOMES

COMBINED BALANCE SHEET

(in thousands)

December 31, 2001

ASSETS

Cash	$3,797
Receivables	4,555
Real estate inventories — Note 2	153,182

$161,534

LIABILITIES AND MEMBERS’ CAPITAL

Accounts payable and accrued liabilities	$12,150
Amount due to member — Note 3	2,407

14,557
Commitments and contingencies — Note 4

Members’ capital	146,977

$161,534

See accompanying notes.

SIGNIFICANT SUBSIDIARIES OF WILLIAM LYON HOMES

COMBINED STATEMENT OF INCOME

(in thousands)

Year Ended December 31, 2001

REVENUES
Sales of homes	$189,349
Interest and other income	91

189,440

COSTS AND EXPENSES
Cost of homes sold	(151,838)
Sales, marketing and administrative expenses	(6,138)

(157,976)

NET INCOME	$31,464

See accompanying notes.

SIGNIFICANT SUBSIDIARIES OF WILLIAM LYON HOMES

COMBINED STATEMENT OF MEMBERS’ CAPITAL

For the Year Ended December 31, 2001

(in thousands)

	Lyon Members	Common Unaffiliated Members	Total Members’ Capital
BALANCE — December 31, 2000	$31,767	$91,240	$123,007
Contributions	15,555	141,543	157,098
Distributions	(21,510)	(143,082)	(164,592)
Net income	15,009	16,455	31,464

BALANCE — December 31, 2001	$40,821	$106,156	$146,977

See accompanying notes.

SIGNIFICANT SUBSIDIARIES OF WILLIAM LYON HOMES

COMBINED STATEMENT OF CASH FLOWS

(in thousands)

Year Ended December 31, 2001

Operating activities
Net income	$31,464
Adjustments to reconcile net income to net cash provided by operating activities:
Net changes in operating assets and liabilities:
Receivables	(3,600)
Real estate inventories	(10,993)
Other assets	250
Accounts payable and accrued liabilities	(2,035)
Amount due member	(32)

Net cash provided by operating activities	15,054

Financing activities
Contributions from members	157,098
Distributions to members	(164,592)
Proceeds from notes payable	2,401
Repayment of notes payable	(12,261)

Net cash used in financing activities	(17,354)

Net decrease in cash	(2,300)
Cash — beginning of year	6,097

Cash — end of year	$3,797

Supplemental disclosures of cash flow activities
Cash paid for interest	$156

See accompanying notes.

SIGNIFICANT SUBSIDIARIES OF WILLIAM LYON HOMES

NOTES TO COMBINED FINANCIAL STATEMENTS

December 31, 2001

1.    Organization and Summary of Significant Accounting Policies

Basis of Presentation

The combined financial statements are presented in accordance with Rule 3-09 of SEC Regulation S-X (“Rule 3-09”) and represent the combined financial position, results of operations and cash flows of the subsidiaries which are accounted for using the equity method by William Lyon Homes (“Lyon”) which have a common unaffiliated member with cross-collateralized and cross-defaulted membership interests and are deemed “significant” when aggregated for purposes of Rule 3-09 (collectively, the “Significant Subsidiaries of William Lyon Homes”) as of December 31, 2001 and for the year then ended. The membership interests were not cross-collateralized or cross-defaulted as of December 31, 2003 or 2002 and not aggregated for purposes of Rule 3-09. None of the subsidiaries was deemed “significant” individually and as such, information for such periods are not presented herein.

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

The Agreements provide among other things that the Unaffiliated Member is entitled to receive a construction loan equivalent return consisting of a rate that ranges from prime (4.75% as of December 31, 2001) plus 1% to prime plus 4.75% on between 100% and 70% of the Unaffiliated Member’s unrecovered capital which is payable by the companies in all events in accordance with the Agreements. Additionally, the Unaffiliated Member is entitled to receive a preferred return consisting of a rate that ranges from prime plus 1% to prime plus 4.75% on between 0% and 30% of the Unaffiliated Member’s unrecovered capital. The Lyon Member is entitled to receive a preferred return consisting of a rate of interest that ranges from prime plus 1% to prime plus 4.75% on the Lyon Member’s unrecovered capital.

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

SIGNIFICANT SUBSIDIARIES OF WILLIAM LYON HOMES

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

balance of the Unaffiliated Member’s unrecovered capital account to zero; second to Lyon Member to the extent of its unpaid preferred returns and to the extent required to reduce the balance of the Lyon Member’s unrecovered capital account to zero; thereafter, between 25% to 80% to the Lyon Member and between 20% to 75% to the Unaffiliated Member.

Use of Estimates

The preparation of the Significant Subsidiaries of William Lyon Homes’ combined financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 2001 and the revenues and expenses for the year then ended. Actual results could materially differ from these estimates in the near-term.

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

Management has evaluated the projects and determined that no indicators of impairment are present as of December 31, 2001.

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

SIGNIFICANT SUBSIDIARIES OF WILLIAM LYON HOMES

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

Revenue and Profit Recognition

A sale is recorded and profit recognized when a sale is consummated, the buyer’s initial and continuing investments are adequate, any receivables are not subject to future subordination, and the usual risks and rewards of ownership have been transferred to the buyer in accordance with the provisions of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 66, Accounting for Sales of Real Estate.    When it is determined that the earnings process is not complete, profit is deferred for recognition in future periods. As of December 31, 2001, there are no deferred profits.

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

2.    Real Estate Inventories

Real estate inventories consist of the following as of December 31, 2001 (in thousands):

Land under development	$122,796
Construction in process and completed homes	30,386

$153,182

3.    Related Party Transactions

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

The following amounts were incurred during the years ended December 31, 2001 (in thousands):

Lyon Member fees	$5,432
Lyon Member cost reimbursements	4,071
Unaffiliated Member fees	1,745

$11,248

As of December 31, 2001, $2,407,000 is due Lyon Member for fees and cost reimbursements.

SIGNIFICANT SUBSIDIARIES OF WILLIAM LYON HOMES

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

4.    Commitments and Contingencies

The Significant Subsidiaries of William Lyon Homes’ commitments and contingencies include the usual obligations incurred by real estate developers in the normal course of business. In the opinion of management, these matters will not have a material effect on the Significant Subsidiaries of William Lyon Homes’ financial position or results of operations.

EXHIBIT INDEX

Exhibit Number	Description
2.1(1)	Certificate of Ownership and Merger.

3.1(2)	Certificate of Incorporation of the Company.

3.3(2)	Bylaws of the Company.

4.1(2)	Specimen certificate of Common Stock.

4.2(3)	Indenture dated as of March 17, 2003 governing the 10 3/4% Senior Notes due 2013 among William Lyon Homes, Inc. as Issuer, William Lyon Homes, California Equity Funding, Inc., Carmel Mountain Ranch, Duxford Financial, Inc., HSP Inc., Mountain Gate Ventures, Inc., OX I Oxnard, L.P., PH-LP Ventures, PH-Rielly Ventures, PH Ventures—San Jose, Presley CMR, Inc., Presley Homes, St. Helena Westminster Estates, LLC, Sycamore CC, Inc. and William Lyon Southwest, Inc. as Guarantors and U.S. Bank National Association, as Trustee.

4.3(3)	Form of 10 3/4% Senior Notes (included in Exhibit 4.2).

4.4(3)	Form of Notation of Guarantee (included in Exhibit 4.2).

4.5	Indenture dated as of February 6, 2004 governing the 7 1/2% Senior Notes due 2014 among William Lyon Homes, Inc. as Issuer, William Lyon Homes, California Equity Funding, Inc., Duxford Financial, Inc., HSP Inc., Lyon Montecito, LLC, OX I Oxnard, L.P., PH-LP Ventures, PH-Rielly Ventures, PH Ventures—San Jose, Presley CMR, Inc., Presley Homes, St. Helena Westminster Estates, LLC, Sycamore CC, Inc., The Ranch Golf Club Co. and William Lyon Southwest, Inc. as Guarantors and U.S. Bank National Association, as Trustee.

4.6	Form of 7 1/2% Senior Note (included in Exhibit 4.5).

4.7	Form of Notation of Guarantee (included in Exhibit 4.5).

10.1(4)	Form of Indemnity Agreement, between the Company and the Directors and Officers of the Company.

10.2(2)	Purchase Agreement and Escrow Instructions dated October 7, 1999 among The Presley Companies, Presley Homes, William Lyon Homes, Inc., William Lyon and William H. Lyon.

10.3(4)	Property Management Agreement between Corporate Enterprises, Inc., a California corporation (Owner) and William Lyon Homes, Inc., a California corporation (Manager) dated and effective November 5, 1999.

10.4(4)	Warranty Service Agreement between Corporate Enterprises, Inc., a California corporation and William Lyon Homes, Inc., a California corporation dated and effective November 5, 1999.

10.5(5)	Loan Agreement dated as of September 25, 2000 between William Lyon Homes, Inc., a California corporation, the “Borrower,” and Residential Funding Corporation, a Delaware corporation, “Lender.”

10.6(6)	First Amendment to Loan Agreement, dated as of July 13, 2001, between William Lyon Homes, Inc., a California corporation, as borrower, and RFC Construction Funding Corp., a Delaware corporation, as lender.

10.7(6)	Second Amendment to Loan Agreement and to Other Loan Documents, dated as of March 28, 2002, between William Lyon Homes, Inc., a California corporation, as borrower, and RFC Construction Funding Corp., a Delaware corporation, as lender.
10.8(6)	Third Amendment to Loan Agreement and to Other Loan Documents, dated as of January 10, 2003, between William Lyon Homes, Inc., a California corporation, as borrower, and RFC Construction Funding Corp., a Delaware corporation, as lender.

10.9(6)	Fourth Amendment to Loan Agreement, dated as of January 23, 2003, between William Lyon Homes, Inc., a California corporation, as borrower, and RFC Construction Funding Corp., a Delaware corporation, as lender.

Exhibit Number	Description

10.10(5)	Master Loan Agreement dated as of August 31, 2000 by and between William Lyon Homes, Inc., a California corporation (“Borrower”) and Guaranty Federal Bank, F.S.B., a federal savings bank organized and existing under the laws of the United States (“Lender”).

10.11(7)	Agreement for First Modification of Deeds of Trust and Other Loan Instruments, dated as of June 8, 2001, by and between William Lyon Homes, Inc., a California corporation, as borrower, and Guaranty Bank, a federal savings bank organized and existing under the laws of the United States (formerly known as “Guaranty Federal Bank, F.S.B.”), as lender.

10.12(6)	Agreement for Second Modification of Deeds of Trust and Other Loan Instruments, dated as of July 23, 2001, by and between William Lyon Homes, Inc., a California corporation, as borrower, and Guaranty Bank, a federal savings bank organized and existing under the laws of the United States (formerly known as “Guaranty Federal Bank, F.S.B.”), as lender.

10.13(6)	Agreement for Third Modification of Deeds of Trust and Other Loan Instruments, dated as of December 19, 2001, by and between William Lyon Homes, Inc., a California corporation, as borrower, and Guaranty Bank, a federal savings bank organized and existing under the laws of the United States (formerly known as “Guaranty Federal Bank, F.S.B.”), as lender.

10.14(6)	Agreement for Fourth Modification of Deeds of Trust and Other Loan Instruments, dated as of May 29, 2002, by and between William Lyon Homes, Inc., a California corporation, as borrower, and Guaranty Bank, a federal savings bank organized and existing under the laws of the United States (formerly known as “Guaranty Federal Bank, F.S.B.”), as lender.

10.15(8)	Agreement for Fifth Modification of Deeds of Trust and Other Loan Agreements, dated as of June 6, 2003, by and between William Lyon Homes, Inc., a California corporation, as borrower, and Guaranty Bank, a federal savings bank organized and existing under the laws of the United States (formerly known as “Guaranty Federal Bank, F.S.B.”), as lender.

10.16	Agreement for Sixth Modification of Deeds of Trust and Other Loan Agreements, dated as of November 14, 2003, by and between William Lyon Homes, Inc., a California corporation, as borrower, and Guaranty Bank, a federal savings bank organized and existing under the laws of the United States (formerly known as “Guaranty Federal Bank, F.S.B.”), as lender.

10.17(5)	Revolving Line of Credit Loan Agreement (Borrowing Base Loan) by and between California Bank & Trust, a California banking corporation, and William Lyon Homes, Inc., a California corporation, dated as of September 21, 2000.

10.18(9)	Agreement to Modify Loan Agreement, Promissory Note and Deed of Trust, dated as of September 18, 2002, by and between William Lyon Homes, Inc., a California corporation, as borrower, and California Bank & Trust, a California banking corporation, as lender.

10.19(6)	Second Agreement to Modify Loan Agreement, Promissory Note and Deed of Trust, dated as of December 13, 2002, by and between William Lyon Homes, Inc., a California corporation, as borrower, and California Bank & Trust, a California banking corporation, as lender.

10.20	Third Agreement to Modify Loan Agreement, Promissory Note and Deed of Trust, dated as of January 26, 2004, by and between William Lyon Homes, Inc., a California corporation, as borrower, and California Bank & Trust, a California banking corporation, as lender.

10.21(5)	Option Agreement and Escrow Instructions between William Lyon Homes, Inc., a California corporation and Lathrop Investment, L.P., a California limited partnership dated as of October 24, 2000.

10.22(10)	William Lyon Homes 2000 Stock Incentive Plan.

10.23(11)	Form of Stock Option Agreements.
10.24(11)	William Lyon Homes, Inc. 2000 Cash Bonus Plan.

10.25(11)	Standard Industrial/Commercial Single-Tenant Lease — Net Between William Lyon Homes, Inc. and a trust of which William H. Lyon is the sole beneficiary.

10.26(12)	William Lyon Homes Executive Deferred Compensation Plan effective as of February 11, 2002.

10.27(13)	William Lyon Homes Outside Directors Deferred Compensation Plan effective as of February 11, 2002.

Exhibit Number	Description

10.28(6)	The Presley Companies Non-Qualified Retirement Plan for Outside Directors.

10.29	Underwriting Agreement dated as of March 12, 2003 among William Lyon Homes, Inc. as Company, William Lyon Homes, California Equity Funding, Inc., Carmel Mountain Ranch, Duxford Financial, Inc., HSP Inc., Mountain Gate Ventures, Inc., OX I Oxnard, L.P., PH-LP Ventures, PH-Rielly Ventures, PH Ventures—San Jose, Presley CMR, Inc., Presley Homes, St. Helena Westminster Estates, LLC, Sycamore CC, Inc. and William Lyon Southwest, Inc. as Guarantors and UBS Warburg, LLC and Salomon Smith Barney Inc. as Underwriters.

10.30(8)	Mortgage Warehouse Loan and Security Agreement dated as of June 1, 2003 between Duxford Financial, Inc., and Bayport Mortgage, L.P. as Borrower and first Tennessee Bank as Lender.

10.31(14)	Credit Agreement dated August 29, 2003 between Duxford Financial, Inc. and Bayport Mortgage, L.P. as Borrower and Guaranty Bank as Lender.

10.32	Amendment No. 1 to Credit Agreement dated as of January 27, 2004 between Duxford Financial, Inc. and Bayport Mortgage, L.P. as Borrower and Guaranty Bank as Lender.

10.33	Purchase Agreement dated as of January 28, 2004 among William Lyon Homes, Inc. as Company, William Lyon Homes, California Equity Funding, Inc., Duxford Financial, Inc., HSP Inc., Lyon Montecito, LLC, OX I Oxnard, L.P., PH-LP Ventures, PH-Rielly Ventures, PH Ventures—San Jose, Presley CMR, Inc., Presley Homes, St. Helena Westminster Estates, LLC, Sycamore CC, Inc., The Ranch Golf Club Co. and William Lyon Southwest, Inc. as Guarantors and UBS Securities LLC, as Initial Purchaser.

10.34	Registration Rights Agreement dated as of February 6, 2004 among William Lyon Homes, Inc. as Company, William Lyon Homes, California Equity Funding, Inc., Duxford Financial, Inc., HSP Inc., Lyon Montecito, LLC, OX I Oxnard, L.P., PH-LP Ventures, PH-Rielly Ventures, PH Ventures—San Jose, Presley CMR, Inc., Presley Homes, St. Helena Westminster Estates, LLC, Sycamore CC, Inc., The Ranch Golf Club Co. and William Lyon Southwest, Inc. as Guarantors and UBS Securities, LLC, as Initial Purchaser.

12.1	Statement of Ratio of Earnings to Fixed Charges.

21.1	List of Subsidiaries of the Company.

23.1	Consent of Independent Auditors.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed January 5, 2000 and incorporated herein by this reference.

(2)	Previously filed in connection with the Company’s Registration Statement on Form S-4, and amendments thereto, (S.E.C. Registration No. 333-88569) and incorporated herein by this reference.

(3)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 and incorporated herein by this reference.

(4)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by this reference.

(5)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 and incorporated herein by this reference.

(6)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by this reference.

(7)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by this reference.

(8)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 and incorporated herein by this reference.

(9)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 and incorporated herein by this reference.

(10)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-8 (SEC Registration No. 333-50232) filed on November 17, 2000 and incorporated herein by this reference.

(11)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by this reference.

(12)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-8 (SEC Registration No. 333-82448) filed on February 8, 2002 and incorporated herein by this reference.

(13)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by this reference.

(14)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 and incorporated herein by this reference.