Form 10-Q
period 2004-03-31
WILLIAM LYON HOMES
filed 2004-05-10
CIK 1095996

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

YES  ☒                    NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES  ☒                    NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at May 1, 2004
Common stock, par value $.01	9,828,940

WILLIAM LYON HOMES

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements.

WILLIAM LYON HOMES

CONSOLIDATED BALANCE SHEETS

(in thousands except number of shares and par value per share)

ASSETS
	March 31, 2004	December 31, 2003
	(unaudited)
	(Note 2)
Cash and cash equivalents	$23,544	$24,137
Receivables	33,217	46,211
Real estate inventories — Notes 2 and 3	1,064,060	698,047
Investments in and advances to unconsolidated joint ventures — Note 3	14,041	45,613

Property and equipment, less accumulated depreciation of $6,742 and $6,517 at March 31, 2004 and December 31, 2003, respectively	1,568	1,625
Deferred loan costs	12,005	9,041
Goodwill — Note 1	5,896	5,896
Other assets	19,827	19,036

	$1,174,158	$849,606

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$50,656	$35,697
Accrued expenses	73,316	92,636
Notes payable	172,873	80,331
10 3/4% Senior Notes due April 1, 2013 — Note 4	246,464	246,406
7 1/2% Senior Notes due February 15, 2014 — Note 4	150,000	—

	693,309	455,070

Minority interest in consolidated entities — Notes 2 and 3	211,791	142,496

Stockholders’ equity — Note 6

Common stock, par value $.01 per share; 30,000,000 shares authorized; 9,828,940 and 9,787,440 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	98	98
Additional paid-in capital	108,427	106,818
Retained earnings	160,533	145,124

	269,058	252,040

	$1,174,158	$849,606

See accompanying notes.

WILLIAM LYON HOMES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands except per common share amounts)

(unaudited)

	Three Months Ended March 31,
	2004	2003
	(Note 2)
Operating revenue
Home sales	$254,548	$70,423
Management fees	—	2,038

	254,548	72,461

Operating costs
Cost of sales — homes	(200,436)	(58,396)
Sales and marketing	(10,413)	(4,076)
General and administrative	(13,664)	(9,839)

	(224,513)	(72,311)

Equity in (loss) income of unconsolidated joint ventures — Note 3	(96)	7,471

Minority equity in income of consolidated entities — Note 2	(4,260)	—

Operating income	25,679	7,621
Other income, net	72	640

Income before provision for income taxes	25,751	8,261
Provision for income taxes — Note 1	(10,342)	(3,379)

Net income	$15,409	$4,882

Earnings per common share — Note 1
Basic	$1.57	$0.50

Diluted	$1.55	$0.49

See accompanying notes.

WILLIAM LYON HOMES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2004

(in thousands)

(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total
	Shares	Amount
Balance — December 31, 2003	9,787	$98	$106,818	$145,124	$252,040

Issuance of common stock upon exercise of stock options and related income tax benefit — Note 6	42	—	1,609	—	1,609
Net income	—	—	—	15,409	15,409

Balance — March 31, 2004	9,829	$98	$108,427	$160,533	$269,058

See accompanying notes.

WILLIAM LYON HOMES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2004	2003
	(Note 2)
Operating activities
Net income	$15,409	$4,882
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	225	353
Equity in loss (income) of unconsolidated joint ventures	96	(7,471)
Minority equity in income of consolidated entities	4,260	—
Provision for income taxes	10,342	3,379
Net changes in operating assets and liabilities:
Receivables	12,488	3,857
Real estate inventories	(205,831)	(77,573)
Deferred loan costs	(527)	(7,119)
Other assets	(791)	(1,791)
Accounts payable	8,680	(146)
Accrued expenses	(31,175)	(13,379)

Net cash used in operating activities	(186,824)	(95,008)

Investing activities
Investments in and advances to unconsolidated joint ventures	(412)	(6,438)
Distributions of income from unconsolidated joint ventures	—	4,470
Distributions of capital from unconsolidated joint ventures	5,584	3,415
Mortgage notes receivable originations/issuances	(65,341)	(58,597)
Mortgage notes receivable sales/repayments	68,106	65,683
Purchases of property and equipment	(168)	(190)

Net cash provided by investing activities	7,769	8,343

Financing activities
Proceeds from borrowing on notes payable	354,415	170,813
Principal payments on notes payable	(352,125)	(258,385)
Repayment of 12 1/2% Senior Notes	—	(70,279)
Issuance of 10 3/4% Senior Notes	—	246,233
Issuance of 7 1/2% Senior Notes	147,563	—
Minority interest contributions (distributions), net	28,247	(5,056)
Common stock issued for exercised options	362	378

Net cash provided by financing activities	178,462	83,704

Net decrease in cash and cash equivalents	(593)	(2,961)
Cash and cash equivalents — beginning of period	24,137	16,694

Cash and cash equivalents — end of period	$23,544	$13,733

Supplemental disclosures of cash flow information
Cash paid during the period for interest, net of amounts capitalized	$—	$2,634

Income tax benefit credited to additional paid-in capital in connection with stock option exercises	$1,247	$—

Non-cash effect of consolidation of previously unconsolidated joint ventures	$26,304	$—

See accompanying notes.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 — Basis of Presentation and Significant Accounting Policies

William Lyon Homes, a Delaware corporation, and subsidiaries (the “Company”) are primarily engaged in designing, constructing and selling single family detached and attached homes in California, Arizona and Nevada.

The unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The consolidated financial statements included herein should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

The interim consolidated financial statements have been prepared in accordance with the Company’s customary accounting practices. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a presentation in accordance with accounting principles generally accepted in the United States have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities as of March 31, 2004 and December 31, 2003 and revenues and expenses for the periods presented. Accordingly, actual results could differ materially from those estimates in the near-term.

Certain reclassifications have been made to the prior year financial statements to conform to the current period presentation.

The consolidated financial statements include the accounts of the Company and all majority-owned and controlled subsidiaries and joint ventures, and certain joint ventures and other entities which have been determined to be variable interest entities in which the Company is considered the primary beneficiary (see Note 2). Investments in joint ventures which have not been determined to be variable interest entities in which the Company is considered the primary beneficiary are accounted for using the equity method. The accounting policies of the joint ventures are substantially the same as those of the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The Company evaluates performance and allocates resources primarily based on the operating income of individual home building projects. Operating income is defined by the Company as operating revenue less operating costs plus equity in income of unconsolidated joint ventures less minority equity in income of consolidated entities. Accordingly, operating income excludes certain income and expense items included in the determination of net income. All other segment measurements are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Management fees represent fees earned from unconsolidated joint ventures in accordance with joint venture and/or operating agreements.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

The amount paid for business acquisitions over the net fair value of assets acquired and liabilities assumed is reflected as goodwill and is subject to impairment tests in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. As of March 31, 2004, the Company believes there have been no indicators of impairment related to the Company’s goodwill.

A provision for warranty costs relating to the Company’s limited warranty plans is included in cost of sales at the time the home sale is recorded. The Company generally reserves one percent of the sales price of its homes against the possibility of future charges relating to its one-year limited warranty and similar potential claims. Factors that affect the Company’s warranty liability include the number of homes under warranty, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary. Changes in the Company’s warranty liability during the three months ended March 31 are as follows (in thousands):

	March 31,
	2004	2003
Warranty liability, beginning of period	$7,267	$4,287
Warranty liability from consolidated entities as of January 1, 2004—Note 2	1,664	—
Warranty provision during period	2,585	585
Warranty settlements during period	(2,499)	(1,416)

Warranty liability, end of period	$9,017	$3,456

At December 31, 2003 the Company had net operating loss carryforwards for Federal tax purposes of approximately $1,994,000 which expire in 2009. In addition, unused recognized built-in losses in the amount of $23,891,000 are available to offset future income and expire between 2009 and 2011. The utilization of these losses is limited to offset $3,235,000 of taxable income per year; however, any unused losses in any year may be carried forward for utilization in future years through 2011. The Company’s ability to utilize the foregoing tax benefits will depend upon the amount of its future taxable income and may be further limited under certain circumstances.

Earnings per share amounts for all periods presented conform to Financial Accounting Standards Board Statement of Financial Accounting Standards No. 128, Earnings Per Share. Basic and diluted earnings per common share for the three months ended March 31, 2004 are based on 9,800,646 and 9,931,251 weighted average shares of common stock outstanding, respectively. Basic and diluted earnings per common share for the three months ended March 31, 2003 are based on 9,739,905 and 9,987,863 weighted average shares of common stock outstanding, respectively.

At March 31, 2004, the Company had stock plans, which are described more fully in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per common share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board Statement

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, to stock-based employee plans (in thousands, except per common share amounts):

	Three Months Ended March 31,
	2004	2003
Net income, as reported	$15,409	$4,882
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(16)	(235)

Net income, as adjusted	$15,393	$4,647

Earnings per common share:
Basic — as reported	$1.57	$0.50

Basic — as adjusted	$1.57	$0.48

Diluted — as reported	$1.55	$0.49

Diluted — as adjusted	$1.55	$0.47

Note 2 — Consolidation of Variable Interest Entities

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities, as amended (“Interpretation No. 46”) which addresses the consolidation of variable interest entities (“VIEs”). Under Interpretation No. 46, arrangements that are not controlled through voting or similar rights are accounted for as VIEs. An enterprise is required to consolidate a VIE if it is the primary beneficiary of the VIE. Interpretation No. 46 applied immediately to arrangements created after January 31, 2003 and, with respect to arrangements created before February 1, 2003, the interpretation was applied to the Company as of January 1, 2004. The adoption of Interpretation No. 46 has not affected the Company’s consolidated net income. Prior period information has not been restated to conform to the presentation in the current period.

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

compute expected losses and residual returns based on the probability of future cash flows as outlined in Interpretation No. 46. If the Company is determined to be the primary beneficiary of the VIE, the assets, liabilities and operations of the VIE will be consolidated with the Company’s financial statements.

Based on the Company’s analysis of arrangements created after January 31, 2003, no VIEs had been created for the period from February 1, 2003 through March 31, 2003 under the circumstances described in the previous paragraph. At December 31, 2003, certain joint ventures and one land banking arrangement created after January 31, 2003 had been determined to be VIEs under Interpretation No. 46 in which the Company is considered the primary beneficiary. Accordingly, the assets, liabilities and operations of these joint ventures and land banking arrangement were consolidated with the Company’s financial statements as of December 31, 2003 and for the period then ended. Effective January 1, 2004, certain additional joint ventures and land banking arrangements created prior to February 1, 2003 have been determined to be VIEs under Interpretation No. 46 in which the Company is considered the primary beneficiary. Accordingly, the assets, liabilities and operations of all of these joint ventures and land banking arrangements have been consolidated with the Company’s financial statements as of January 1, 2004 and for the three months ended March 31, 2004. Supplemental consolidating financial information of the Company, specifically including information for the joint ventures and land banking arrangements consolidated under Interpretation No. 46 and for two joint ventures which were previously consolidated (see Note 5), is presented below to allow investors to determine the nature of assets held and the operations of the consolidated entities. Investments in consolidated joint ventures are presented using the equity method of accounting. Consolidated real estate inventories include land deposits under option agreements or land banking arrangements (excluding the consolidated land banking arrangements as previously described in this paragraph) (see Note 7) of $31,461,000 and $37,293,000 at March 31, 2004 and December 31, 2003, respectively.

The joint ventures which have been determined to be VIEs are each engaged in homebuilding and land development activities. Certain of these joint ventures have not obtained construction financing from outside lenders, but are financing their activities through equity contributions from each of the joint venture partners. Creditors of these VIEs have no recourse against the general credit of the Company. Income allocations and cash distributions to the Company are based on predetermined formulas between the Company and the joint venturers as specified in the applicable partnership or operating agreements. The Company generally receives, after partners’ priority returns and return of partners’ capital, approximately 50% of the profits and cash flows from the joint ventures.

The Company enters into purchase agreements with various land sellers. In some instances, and as a method of acquiring land in staged takedowns, thereby minimizing the use of funds from the Company’s revolving credit facilities and other corporate financing sources and limiting the Company’s risk, the Company transfers its right in such purchase agreements to entities owned by third parties (land banking arrangements). These entities use equity contributions and/or incur debt to finance the acquisition and development of the lots. The entities grant the Company an option to acquire lots in staged takedowns. In consideration for this option, the Company makes a non-refundable deposit equal to 20% or less of the total purchase price. Additionally, the Company may be subject to other penalties if lots are not acquired. The Company is under no obligation to purchase the balance of the lots, but would forfeit remaining deposits and be subject to penalties if the lots were not purchased. The Company does not have legal title to these entities or their assets and has not guaranteed their liabilities. These land banking arrangements help the Company manage the financial and market risk associated with land holdings. The use of these land banking arrangements is dependent on, among other things, the availability of capital to the option provider, general housing market conditions and geographic preferences. Interpretation No. 46 requires the consolidation of the assets, liabilities and operations of three of the Company’s land banking

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

arrangements including, as of March 31, 2004, real estate inventories of $47,408,000, notes payable of $4,339,000 and owners’ capital of $43,069,000 ($14,985,000 from the Company and $28,084,000 from others). Summary information with respect to the Company’s consolidated land banking arrangements is as follows as of March 31, 2004 (dollars in thousands):

Total number of consolidated land banking projects	3

Total number of lots	909

Total purchase price	$91,172

Balance of lots still under option and not purchased:
Number of lots	488

Purchase price	$54,669

Forfeited deposits and penalties if lots were not purchased	$14,985

One of the land banking arrangements which has been determined to be a VIE was entered into effective on September 29, 2003. Under this arrangement, the Company transferred to an entity owned by a third party the Company’s right to purchase certain real estate assets (lots) from a joint venture whose financial statements have previously been consolidated with the Company’s financial statements (see Note 3). Concurrently, the Company entered into an option agreement with the entity owned by a third party whereby the Company agreed to acquire lots in staged takedowns through August 15, 2005. The Company made a non-refundable deposit of $14,418,000 and the entity owned by a third party made an equity contribution of $42,214,000 to purchase the lots from the joint venture for a total price of $56,632,000 (which included a $16,441,000 preferred return to the outside partner of the joint venture). The Company is under no obligation to purchase the lots, but would forfeit remaining deposits if the lots were not purchased. The Company does not have legal title to the entity owned by a third party and has not guaranteed its liabilities. The total purchase price under the option agreement is $60,848,550 plus a 10 1/4% preferred return on invested capital to the outside third party. The property consists of 128 single-family lots and 22 high-density lots on which the Company will construct 128 single-family homes on the single-family lots and 44 duplex condominium units on the high-density lots. The homes are expected to be constructed and sold in phases over a two-to-three year period with approximate base sales prices ranging from $755,000 to $1,000,000. As of March 31, 2004, sixty-eight lots have been taken down and no homes have closed. The intercompany sales and related profits have been eliminated in consolidation.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET BY FORM OF OWNERSHIP

(in thousands)

	March 31, 2004
		Consolidated Entities
	Wholly- Owned	Variable Interest Entities Under Interpretation No. 46	Joint Ventures Previously Consolidated	Eliminating Entries	Consolidated Total

ASSETS

Cash and cash equivalents	$15,491	$7,918	$135	$—	$23,544
Receivables	29,208	4,009	—	—	33,217
Real estate inventories	649,098	398,358	16,604	—	1,064,060
Investments in and advances to unconsolidated joint ventures	14,041	—	—	—	14,041
Investments in consolidated entities	98,123	—	—	(98,123)	—
Other assets	39,216	80	—	—	39,296
Intercompany receivables	—	2,125	1,984	(4,109)	—

	$845,177	$412,490	$18,723	$(102,232)	$1,174,158

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued expenses	$105,460	$18,252	$260	$—	$123,972
Notes payable	73,770	99,103	—	—	172,873
10 3/4% Senior Notes due April 1, 2013	246,464	—	—	—	246,464
7 1/2% Senior Notes due February 15, 2004	150,000	—	—	—	150,000
Intercompany payables	425	3,684	—	(4,109)	—

Total liabilities	576,119	121,039	$260	(4,109)	693,309
Minority interest in consolidated entities	—	—	—	211,791	211,791
Owners’ capital
William Lyon Homes	—	95,477	2,646	(98,123)	—
Others	—	195,974	15,817	(211,791)	—
Stockholders’ equity	269,058	—	—	—	269,058

	$845,177	$412,490	$18,723	$(102,232)	$1,174,158

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET BY FORM OF OWNERSHIP

(in thousands)

	December 31, 2003
		Consolidated Entities
	Wholly- Owned	Variable Interest Entities Under Interpretation No. 46	Joint Ventures Previously Consolidated	Eliminating Entries	Consolidated Total

ASSETS

Cash and cash equivalents	$18,893	$4,775	$469	$—	$24,137
Receivables	43,719	2,492	—	—	46,211
Real estate inventories	515,984	153,968	28,095	—	698,047
Investments in and advances to unconsolidated joint ventures	45,613	—	—	—	45,613
Investments in consolidated entities	40,694	—	—	(40,694)	—
Other assets	35,598	—	—	—	35,598
Intercompany receivables	3,420	—	—	(3,420)	—

	$703,921	$161,235	$28,564	$(44,114)	$849,606

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued expenses	$125,144	$3,010	$179	$—	$128,333
Notes payable	80,331	—	—	—	80,331
10 3/4% Senior Notes due April 1, 2013	246,406	—	—	—	246,406
Intercompany payables	—	2,894	526	(3,420)	—

Total liabilities	451,881	5,904	705	(3,420)	455,070

Minority interest in consolidated entities	—	—	—	142,496	142,496
Owners’ capital
William Lyon Homes	—	35,467	5,227	(40,694)	—
Others	—	119,864	22,632	(142,496)	—
Stockholders’ equity	252,040	—	—	—	252,040

	$703,921	$161,235	$28,564	$(44,114)	$849,606

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

CONDENSED CONSOLIDATING STATEMENT OF INCOME BY FORM OF OWNERSHIP

(in thousands)

	Three Months Ended March 31, 2004
	Wholly- Owned	Consolidated Entities		Eliminating Entries	Consolidated Total
		Variable Interest Entities Under Interpretation No. 46	Joint Ventures Previously Consolidated
Operating revenue
Sales	$193,572	$60,976	$11,874	$(11,874)	$254,548
Management fees	1,864	—	—	(1,864)	—

	195,436	60,976	11,874	(13,738)	254,548

Operating costs
Cost of sales	(153,265)	(49,035)	(11,874)	13,738	(200,436)
Sales and marketing	(7,848)	(2,565)	—	—	(10,413)
General and administrative	(13,664)	—	—	—	(13,664)

	(174,777)	(51,600)	(11,874)	13,738	(224,513)

Equity in loss of unconsolidated joint ventures	(96)	—	—	—	(96)
Equity in income of consolidated entities	5,134	—	—	(5,134)	—
Minority equity in income of consolidated entities	—	—	—	(4,260)	(4,260)

Operating income	25,697	9,376	—	(9,394)	25,679
Other income, net	54	18	—	—	72

Income before provision for income taxes	25,751	9,394	—	(9,394)	25,751
Provision for income taxes	(10,342)	—	—	—	(10,342)

Net income	$15,409	$9,394	$—	$(9,394)	$15,409

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 3 — Investments in and Advances to Unconsolidated Joint Ventures

The Company and certain of its subsidiaries are general partners or members in joint ventures involved in the development and sale of residential projects. The consolidated financial statements of the Company include the accounts of the Company, all majority-owned and controlled subsidiaries and certain joint ventures which have been determined to be variable interest entities in which the Company is considered the primary beneficiary (see Note 2). The financial statements of joint ventures which have not been determined to be variable interest entities in which the Company is considered the primary beneficiary are not consolidated with the Company’s financial statements. The Company’s investments in unconsolidated joint ventures are accounted for using the equity method. Condensed combined financial information of these unconsolidated joint ventures as of March 31, 2004 and December 31, 2003 is summarized as follows:

CONDENSED COMBINED BALANCE SHEETS

(in thousands)

	March 31, 2004	December 31, 2003
	(unaudited)
	(Note 2)
ASSETS
Cash and cash equivalents	$25	$4,973
Receivables	60	2,339
Real estate inventories	15,391	187,048
Investment in unconsolidated joint venture	22,614	22,804

	$38,090	$217,164

LIABILITIES AND OWNERS’ CAPITAL
Accounts payable	$90	$6,408
Accrued expenses	—	2,645
Amounts payable to William Lyon Homes	—	115
Notes payable	10,996	111,273
Advances from William Lyon Homes	—	2,668

	11,086	123,109

Owners’ capital
William Lyon Homes	14,041	42,945
Others	12,963	51,110

	27,004	94,055

	$38,090	$217,164

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONDENSED COMBINED STATEMENTS OF INCOME

(in thousands)

	Three Months Ended March 31,
	2004	2003
	(Note 2)
Operating revenue
Home sales	$—	$69,361

Operating costs
Cost of sales — homes	—	(53,793)
Sales and marketing	—	(2,043)

Operating income	—	13,525
Other (expense) income, net	(192)	209

Net (loss) income	$(192)	$13,734

Allocation to owners
William Lyon Homes	$(96)	$7,471
Others	(96)	6,263

	$(192)	$13,734

Income allocations and cash distributions to the Company are based on predetermined formulas between the Company and the joint venture partners as specified in the applicable partnership or operating agreements. The Company generally receives, after partners’ priority returns and return of partners’ capital, approximately 50% of the profits and cash flows from joint ventures.

During the year ended December 31, 2002, one of the Company’s joint ventures (“Existing Venture”) was restructured such that the Company was required to purchase the 538 lots owned by the Existing Venture on a specified takedown basis through October 15, 2003 at a purchase price equal to the future cost of such lots including a 20% preferred return on invested capital to the outside partner of the Existing Venture. During the year ended December 31, 2002, the first 242 lots were purchased from the Existing Venture for $64,468,000, which included a $12,493,000 preferred return to the outside partner of the Existing Venture. The 242 lots were purchased by a newly formed joint venture (“New Venture”) between the Company and an outside partner. The Company is required to purchase the 242 lots owned by the New Venture on a specified takedown basis through May 15, 2004 at a purchase price equal to $74,210,000 plus a 13 1/2% preferred return on invested capital to the outside partner of the New Venture. Because the Company is required to purchase the lots owned by both the Existing Venture and the New Venture, and the Company now controls both ventures, the financial statements of both ventures have been consolidated with the Company’s financial statements, including real estate inventories of $16,604,000 and minority interest in consolidated joint ventures of $15,817,000 as of March 31, 2004. During the year ended December 31, 2002, an additional 44 lots were purchased from the Existing Venture for $19,765,000, which included a $3,953,000 preferred return to the outside partner of the Existing Venture. The 44 lots were purchased through a land banking arrangement (see Note 2 for additional information regarding the Company’s land banking arrangements). During the year ended December 31, 2003, an additional 219 lots were purchased from the Existing Venture for $74,896,000, which included a $21,743,000 preferred return to the outside partner of the Existing Venture. These purchases included (1) 172 lots which were purchased from the Existing Venture under a land banking arrangement (see Note 2) for $56,632,000, which included a $16,441,000 preferred return to the outside partner of the Existing Venture and (2) 47 lots which were purchased by the New

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Venture from the Existing Venture for $18,264,000, which included a $5,302,000 preferred return to the outside partner of the Existing Venture. During the year ended December 31, 2003, the Company purchased 175 lots from the New Venture for $54,543,000, all of which was paid to the outside partner as a return of capital. During the three months ended March 31, 2004, the Company purchased 42 lots from the New Venture for $11,874,000. The intercompany sales and related profits have been eliminated in consolidation.

During the year ended December 31, 2003, the Company’s wholly-owned subsidiary William Lyon Homes Inc., a California corporation, (“California Lyon”), and two unaffiliated parties formed a series of limited liability companies (“Development LLCs”) for the purpose of acquiring three parcels of land totaling 236 acres in Irvine and Tustin, California (formerly part of the Tustin Marine Corps Air Station) and developing the land into 1,910 residential homesites. The development process is anticipated to be completed by mid 2004 at which time California Lyon will be required under certain specific conditions to purchase approximately one half in value of the lots. California Lyon has a 12 1/2% indirect, minority interest in the Development LLCs, which are the borrowers under two secured lines of credit. Advances under the lines of credit are to be used to pay acquisition and development costs and expenses. The lines of credit are secured by deeds of trust on the real property and improvements thereon owned by the applicable Development LLCs, as well as pledges of all net sale proceeds, related contracts and other ancillary property. The maximum commitment amounts under the lines of credit are limited by specified agreed loan-to-value ratios. The maximum commitment amount under the line of credit that closed in January 2003 (“First Line of Credit”) is $35,000,000. Subject to specified terms and conditions, California Lyon and the other direct and indirect members of the Development LLC that is the borrower under the First Line of Credit, including certain affiliates of such other members, each (i) have guaranteed to the bank the repayment of the Development LLC’s indebtedness under the First Line of Credit, completion of certain infrastructure improvements to the land, payment of necessary loan remargining obligations, and the Development LLC’s performance under its environmental indemnity and covenants, and (ii) have agreed to take all actions and pay all amounts to assure that the Development LLC is in compliance with financial covenants. The First Line of Credit matures in January 2005, but may be extended to July 2005, subject to specified terms and conditions. The maximum commitment amount under the line of credit that closed in March 2003 (“Second Line of Credit”) is $105,000,000. The Second Line of Credit matures in September 2004, but may be extended to September 2005, subject to specified terms and conditions. Although the guarantee obligations of the other direct and indirect members of the Development LLC that is the borrower under the Second Line of Credit, and certain of their affiliates, are similar in nature to those under the First Line of Credit, California Lyon does not have any such guarantee obligations to the banks under the Second Line of Credit. However, California Lyon has posted letters of credit equal to approximately $19,600,000 to secure its obligations as well as the Development LLCs’ obligations to the banks under both lines of credit. Further, California Lyon and the other direct and indirect members of the Development LLCs, including certain affiliates of such other members, have entered into reimbursement and indemnity agreements to allocate any liability arising from each line of credit, including the related guarantees and letters of credit. California Lyon’s parent company, William Lyon Homes, a Delaware corporation (“Delaware Lyon”) has entered into joinder agreements to be jointly and severally liable for California Lyon’s obligations under the reimbursement and indemnity agreements. While the reimbursement and indemnity agreements provide that liability is generally allocated in accordance with the members’ percentage interests in the Development LLCs’ distributions, Delaware Lyon and California Lyon may be liable for the full amount of the obligations guaranteed to the banks in certain specified circumstances, such as those involving the default, willful misconduct or gross negligence of California Lyon. As of March 31, 2004 the outstanding indebtedness under the First Line of Credit was $33,800,000 and the outstanding indebtedness under the Second Line of Credit was $101,200,000.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

Note 4 — Senior Notes

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

The 10 3/4% Senior Notes Indenture contains covenants that limit the ability of Delaware Lyon and its restricted subsidiaries to, among other things: (i) incur additional indebtedness; (ii) pay dividends or make other distributions or repurchase its stock; (iii) make investments; (iv) sell assets; (v) incur liens; (vi) enter into agreements restricting the ability of Delaware Lyon’s restricted subsidiaries (other than California Lyon) to pay dividends; (vii) enter into transactions with affiliates; and (viii) consolidate, merge or sell all or substantially all of Delaware Lyon’s or California Lyon’s assets. These covenants are subject to a number of important exceptions and qualifications as described in the 10 3/4% Senior Notes Indenture.

The foregoing summary is not a complete description of the terms of the 10 3/4% Senior Notes and is qualified in its entirety by reference to the 10 3/4% Senior Notes Indenture.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The net proceeds of the offering were used as follows (in thousands):

Repayment of revolving credit facilities	$104,354
Repayment of 12 1/2% Senior Notes	70,279
Repayment of construction notes payable	28,000
Repayment of purchase money notes payable — land acquisitions	26,000
Repayment of unsecured line of credit	9,500
Underwriting discount	6,875
Offering costs	1,225

$246,233

7 1/2% Senior Notes

On February 6, 2004, the Company’s wholly-owned subsidiary, William Lyon Homes, Inc., a California corporation, (“California Lyon”) closed its offering of $150,000,000 principal amount of 7 1/2% Senior Notes due 2014. The notes were sold pursuant to Rule 144A and outside the United States to non-U.S. persons in reliance on Regulation S. The notes have not and will not be registered under the Securities Act of 1933 and, unless so registered, may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws. The notes were issued at par, resulting in net proceeds to the Company of approximately $147,600,000. California Lyon agreed to file and has filed a registration statement with the Securities and Exchange Commission relating to an offer to exchange the notes for publicly tradeable notes (“Exchange Notes”) having substantially identical terms. If California Lyon does not comply with its agreement regarding the registration and exchange of the notes with the Exchange Notes, additional interest on the notes will be payable on the interest payment dates.

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

The 7 1/2% Senior Notes Indenture contains covenants that limit the ability of Delaware Lyon and its restricted subsidiaries to, among other things: (i) incur additional indebtedness; (ii) pay dividends or make other distributions or repurchase its stock; (iii) make investments; (iv) sell assets; (v) incur liens; (vi) enter into agreements restricting the ability of Delaware Lyon’s restricted subsidiaries (other than California Lyon) to pay dividends; (vii) enter into transactions with affiliates; and (viii) consolidate, merge or sell all or substantially all of Delaware Lyon’s and California Lyon’s assets. These covenants are subject to a number of important exceptions and qualifications as described in the 7 1/2% Senior Notes Indenture.

The foregoing summary is not a complete description of the 7 1/2% Senior Notes and is qualified in its entirety by reference to the 7 1/2% Senior Notes Indenture.

The net proceeds of the offering were used to repay $70,000,000 of the outstanding balance on the revolving credit facilities and $21,500,000 of a construction note payable, together with $300,000 of accrued interest. The remaining proceeds were used to pay fees and commissions related to the offering and for other general corporate purposes.

At March 31, 2004, the Company had approximately $73,770,000 of secured indebtedness (excluding approximately $99,103,000 of secured indebtedness of consolidated entities—see Note 2) and approximately $193,546,000 of additional secured indebtedness available to be borrowed under the Company’s credit facilities, as limited by the Company’s borrowing base formulas.

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

CONSOLIDATING BALANCE SHEET

March 31, 2004

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
ASSETS
Cash and cash equivalents	$—	$12,011	$2,926	$8,607	$—	$23,544
Receivables	—	9,848	19,222	4,147	—	33,217
Real estate inventories	—	715,759	1,094	347,207	—	1,064,060
Investments in and advances to unconsolidated joint ventures	—	14,041	—	—	—	14,041
Property and equipment, net	—	788	780	—	—	1,568
Deferred loan costs	—	12,005	—	—	—	12,005
Goodwill	—	5,896	—	—	—	5,896
Other assets	—	18,838	989	—	—	19,827
Investments in subsidiaries	269,058	143,711	—	—	(412,769)	—
Intercompany receivables	—	965	81,451	—	(82,416)	—

	$269,058	$933,862	$106,462	$359,961	$(495,185)	$1,174,158

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$—	$32,262	$210	$18,184	$—	$50,656
Accrued expenses	—	69,463	3,629	224	—	73,316
Notes payable	—	60,364	17,745	94,764	—	172,873
10 3/4% Senior Notes	—	246,464	—	—	—	246,464
7 1/2% Senior Notes	—	150,000	—	—	—	150,000
Intercompany payables	—	81,451	965	—	(82,416)	—

Total liabilities	—	640,004	22,549	113,172	(82,416)	693,309
Minority interest in consolidated joint ventures	—	41,128	—	170,663	—	211,791
Stockholders’ equity	269,058	252,730	83,913	76,126	(412,769)	269,058

	$269,058	$933,862	$106,462	$359,961	$(495,185)	$1,174,158

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONSOLIDATING BALANCE SHEET

December 31, 2003

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company

ASSETS
Cash and cash equivalents	$—	$13,684	$4,207	$6,246	$—	$24,137
Receivables	—	22,215	21,213	2,783	—	46,211
Real estate inventories	—	538,910	1,094	158,043	—	698,047
Investments in and advances to unconsolidated joint ventures	—	45,613	—	—	—	45,613
Property and equipment, net	—	800	825	—	—	1,625
Deferred loan costs	—	9,041	—	—	—	9,041
Goodwill	—	5,896	—	—	—	5,896
Other assets	—	17,866	1,170	—	—	19,036
Investments in subsidiaries	252,040	105,495	—	—	(357,535)	—
Intercompany receivables	—	1,190	69,830	—	(71,020)	—

	$252,040	$760,710	$98,339	$167,072	$(428,555)	$849,606

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$—	$30,635	$421	$4,641	$—	$35,697
Accrued expenses	—	87,779	3,909	948	—	92,636
Notes payable	—	49,176	9,621	21,534	—	80,331
10 3/4% Senior Notes	—	246,406	—	—	—	246,406
Intercompany payables	—	69,830	1,190	—	(71,020)	—

Total liabilities	—	483,826	15,141	27,123	(71,020)	455,070
Minority interest in consolidated entities	—	41,101	—	101,395	—	142,496
Stockholders’ equity	252,040	235,783	83,198	38,554	(357,535)	252,040

	$252,040	$760,710	$98,339	$167,072	$(428,555)	$849,606

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

CONSOLIDATING STATEMENT OF INCOME

Three Months Ended March 31, 2004

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$169,828	$11,870	$72,850	$—	$254,548
Management fees	—	1,864	—	—	(1,864)	—

	—	171,692	11,870	72,850	(1,864)	254,548

Operating costs
Cost of sales	—	(131,127)	(10,264)	(60,909)	1,864	(200,436)
Sales and marketing	—	(7,243)	(605)	(2,565)	—	(10,413)
General and administrative	—	(13,602)	(62)	—	—	(13,664)

	—	(151,972)	(10,931)	(63,474)	1,864	(224,513)

Equity in loss of unconsolidated joint ventures	—	(96)	—	—	—	(96)

Income from subsidiaries	15,409	5,955	—	—	(21,364)	—

Minority equity in income of consolidated joint ventures	—	—	—	(4,260)	—	(4,260)

Operating income	15,409	25,579	939	5,116	(21,364)	25,679
Other income (expense), net	—	72	(225)	225	—	72

Income before provision for income taxes	15,409	25,651	714	5,341	(21,364)	25,751
Provision for income taxes	—	(10,313)	—	(29)	—	(10,342)

Net income	$15,409	$15,338	$714	$5,312	$(21,364)	$15,409

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2004

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating activities
Net income	$15,409	$11,078	$714	$5,312	$(17,104)	$15,409
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	—	111	114	—	—	225
Equity in loss of unconsolidated joint ventures	—	96	—	—	—	96
Minority equity in income of consolidated entities	—	—	—	4,260	—	4,260
Equity in earnings of subsidiaries	(15,409)	(5,955)	—	—	21,364	—
Provision for income taxes	—	10,313	—	29	—	10,342
Net changes in operating assets and liabilities:
Receivables	—	12,355	(762)	895	—	12,488
Intercompany receivables/payables	—	—	(11,621)	—	11,621	—
Real estate inventories	—	(176,791)	—	(29,040)	—	(205,831)
Deferred loan costs	—	(527)	—	—	—	(527)
Other assets	—	(972)	181	—	—	(791)
Accounts payable	—	1,627	(211)	7,264	—	8,680
Accrued expenses	—	(27,382)	(280)	(3,513)	—	(31,175)

Net cash used in operating activities	—	(176,047)	(11,865)	(14,793)	15,881	(186,824)

Investing activities
Net change in investment in unconsolidated joint ventures	—	5,172	—	—	—	5,172
Payments on notes receivable, net	—	12	2,753	—	—	2,765
Purchases of property and equipment	—	(99)	(69)	—	—	(168)
Investment in subsidiaries	—	(32,261)	—	—	32,261	—
Advances (to) from affiliates	(362)	42,772	—	(26,304)	(16,106)	—

Net cash (used in) provided by investing activities	(362)	15,596	2,684	(26,304)	16,155	7,769

Financing activities
Proceeds from borrowings on notes payable	—	289,074	65,341	—	—	354,415
Principal payments on notes payable	—	(277,886)	(57,217)	(17,022)	—	(352,125)
Issuance of 7 1/2% Senior Notes	—	147,563	—	—	—	147,563
Common stock issued for exercised options	362	—	—	—	—	362
Minority interest contributions (distributions), net	—	27	—	28,220	—	28,247
Advances (to) from affiliates	—	—	(224)	32,260	(32,036)	—

Net cash provided by financing activities	362	158,778	7,900	43,458	(32,036)	178,462

Net (decrease) increase in cash and cash equivalents	—	(1,673)	(1,281)	2,361	—	(593)
Cash and cash equivalents at beginning of period	—	13,684	4,207	6,246	—	24,137

Cash and cash equivalents at end of period	$—	$12,011	$2,926	$8,607	$—	$23,544

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

On October 26, 2000, the Company’s Board of Directors (with Messrs. William Lyon and William H. Lyon abstaining) approved the purchase of 579 lots for a total purchase price of $12,581,000 from an entity controlled by William Lyon and William H. Lyon. The terms of the purchase agreement provide for an initial option payment of $1,000,000 and a rolling option takedown of the lots. Phase takedowns of approximately 20 lots each are anticipated to occur at periodic intervals for each of several product types through September 2004. In addition, one-half of the net profits, as defined, in excess of six percent from the development are to be paid to the seller, of which $2,073,000 has been paid through March 31, 2004. During the three months ended March 31, 2004 and 2003, the Company did not purchase any lots under this agreement. This land acquisition qualified as an affiliate transaction under the Company’s 12 1/2% Senior Notes due July 1, 2003 Indenture dated as of June 29, 1994, as amended (“Old Indenture”). Pursuant to the terms of the Old Indenture, the Company determined that the land acquisition is on terms that are no less favorable to the Company than those that would have been obtained in a comparable transaction by the Company with an unrelated person. The Company delivered to the Trustee under the Old Indenture a resolution of the Board of Directors of the Company set forth in an Officers’ Certificate certifying that the land acquisition is on terms that are no less favorable to the Company than those that would have been obtained in a comparable transaction by the Company with an unrelated person and the land acquisition was approved by a majority of the disinterested members of the Board of Directors of the Company. Further, the Company delivered to the Trustee under the Indenture a determination of value by a real estate appraisal firm which is of regional standing in the region in which the subject property is located and is MAI certified.

On July 9, 2002, the Company’s Board of Directors (with Messrs. William Lyon and William H. Lyon abstaining) approved the purchase of 144 lots, through a land banking arrangement, for a total purchase price of $16,660,000 from an entity that purchased the lots from William Lyon. The terms of the purchase agreement provide for an initial deposit of $3,300,000 (paid on July 23, 2002) and monthly option payments of 11.5% on the seller’s outstanding investment. Such option payments entitle the Company to phase takedowns of approximately 14 lots each, which were anticipated to occur at one to two month intervals through March 2004. As of March 31, 2004, all lots have been purchased under this agreement for a purchase price of $16,660,000. Had the Company purchased the property directly, the acquisition would have qualified as an affiliate transaction under the Old Indenture. Even though the Company’s agreement is not with William Lyon, the Company chose to treat it as an affiliate transaction. Pursuant to the terms of the Old Indenture, the Company determined that the land acquisition is on terms that are no less favorable to the Company than those that would have been obtained in a comparable transaction by the Company with an unrelated person. The Company delivered to the Trustee under the Old Indenture a resolution of the Board of Directors of the Company set forth in an Officers’ Certificate certifying that the land acquisition is on terms that are no less favorable to the Company than those that would have been obtained in a comparable transaction by the Company with an unrelated person and the land acquisition was approved by a majority of the disinterested members of the Board of Directors of the Company. Further, the Company delivered to the Trustee under the Old Indenture a determination of value by a real estate appraisal firm which is of regional standing in the region in which the subject property is located and is MAI certified.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

For the three months ended March 31, 2004 and 2003, the Company incurred reimbursable on-site labor costs of $63,000 and $77,000, respectively, for providing customer service to real estate projects developed by entities controlled by William Lyon and William H. Lyon.

For the three months ended March 31, 2004 and 2003, the Company incurred charges of $189,000 and $187,000, respectively, related to rent on its corporate office, from a trust of which William H. Lyon is the sole beneficiary.

During the three months ended March 31, 2004 and 2003, the Company incurred charges of $7,000 and $133,000, respectively, related to the charter and use of aircraft owned by an affiliate of William Lyon.

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

Note 6 — Stockholders’ Equity

On September 20, 2001 the Company announced that the Company’s Board of Directors had authorized a program to repurchase up to 20% of the Company’s outstanding common shares. Unless terminated earlier by resolution of the Company’s Board of Directors, this program will expire when the Company has repurchased all shares authorized for repurchase thereunder. Under this program, the stock will be purchased in the open market or privately negotiated transactions from time to time in compliance with Securities and Exchange Commission Rule 10b-18, subject to market conditions, applicable legal requirements and other factors. The timing and amounts of any purchases will be as determined by the Company’s management from time to time or may be suspended at any time or from time to time without prior notice, depending on market conditions and other factors they deem relevant. The repurchased shares may be held as treasury stock and used for general corporate purposes or cancelled. As of March 31 2004, 1,218,400 shares had been purchased and retired under this program in the amount of $26,750,000. No shares were purchased under this program during the three months ended March 31, 2004. As of March 31, 2003, 1,018,400 shares had been purchased and retired under this program in the amount of $19,570,000.

During the three months ended March 31, 2004, certain officers and directors exercised options to purchase 37,334 shares of the Company’s common stock at a price of $8.6875 per share in accordance with the William Lyon Homes 2000 Stock Incentive Plan. During the three months ended March 31, 2004, certain officers exercised options to purchase 4,166 shares of the Company’s common stock at a price of $9.10 per share in accordance with the William Lyon Homes 2000 Stock Incentive Plan.

During the three months ended March 31, 2003, certain officers and directors exercised options to purchase 43,434 shares of the Company’s common stock at a price of $8.6875 per share in accordance with the William Lyon Homes 2000 Stock Incentive Plan.

Note 7 — Commitments and Contingencies

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

See Note 2 for information relating to the Company’s land banking arrangements.

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

As of March 31, 2004, the Company had $26,996,000 of outstanding irrevocable standby letters of credit to guarantee the Company’s financial obligations under certain land banking arrangements, joint venture agreements and other contractual arrangements in the normal course of business. The beneficiary may draw upon these letters of credit in the event of a contractual default by the Company relating to each respective obligation. These letters of credit have a stated term of up to two years and have varying maturities through 2005, at which time the Company may be required to renew the letters of credit to coincide with the term of the respective arrangement.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

WILLIAM LYON HOMES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The following discussion of results of operations and financial condition should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1, as well as the information presented in the Annual Report on Form 10-K for the year ended December 31, 2003. As described in Note 2 of Notes to Consolidated Financial Statements included in Item 1, effective January 1, 2004, the Company was required to consolidate certain variable interest entities (VIEs) in accordance with Interpretation No. 46, Consolidation of Variable Interest Entities, as amended (“Interpretation No. 46”). Prior period information has not been restated to conform to the presentation in the current period. The adoption of Interpretation No. 46 has not affected the Company’s consolidated net income. As used herein, “on a combined basis” means the total of operations in wholly-owned projects and in joint ventures.

Results of Operations

Overview and Recent Results

Selected financial and operating information for the Company including its wholly-owned projects and joint ventures as of and for the periods presented is as follows:

	Three Months Ended March 31,
	2004			2003
	Wholly-Owned	Joint Ventures	Combined Total	Wholly-Owned	Joint Ventures	Combined Total
Selected Financial Information (dollars in thousands)
Homes closed	465	138	603	184	131	315

Home sales revenue	$193,572	$60,976	$254,548	$70,423	$69,361	$139,784
Cost of sales	(153,265)	(47,171)	(200,436)	(58,396)	(53,793)	(112,189)

Gross margin	$40,307	$13,805	$54,112	$12,027	$15,568	$27,595

Gross margin percentage	20.8%	22.6%	21.3%	17.1%	22.4%	19.7%

Number of homes closed
California	250	138	388	73	131	204
Arizona	62	—	62	48	—	48
Nevada	153	—	153	63	—	63

Total	465	138	603	184	131	315

Average sales price
California	$528,700	$441,900	$497,800	$575,100	$529,500	$545,800
Arizona	191,500	—	191,500	229,500	—	229,500
Nevada	323,700	—	323,700	276,500	—	276,500

Total	$416,300	$441,900	$422,100	$382,700	$529,500	$443,800

Number of net new home orders
California	461	373	834	336	164	500
Arizona	107	—	107	98	—	98
Nevada	151	—	151	159	—	159

Total	719	373	1,092	593	164	757

Average number of sales locations during period
California	21	12	33	15	8	23
Arizona	5	—	5	6	—	6
Nevada	6	—	6	6	—	6

Total	32	12	44	27	8	35

	As of March 31,
	2004			2003
	Wholly-Owned	Joint Ventures	Combined Total	Wholly-Owned	Joint Ventures	Combined Total
Backlog of homes sold but not closed at end of period
California	723	549	1,272	463	228	691
Arizona	252	—	252	187	—	187
Nevada	231	—	231	191	—	191

Total	1,206	549	1,755	841	228	1,069

Dollar amount of homes sold but not closed at end of period (dollars in thousands)
California	$492,639	$292,232	$784,871	$208,775	$105,701	$314,476
Arizona	62,215	—	62,215	38,238	—	38,238
Nevada	69,504	—	69,504	60,655	—	60,655

Total	$624,358	$292,232	$916,590	$307,668	$105,701	$413,369

Lots controlled at end of period
Owned lots
California	1,999	2,274	4,273	2,320	1,491	3,811
Arizona	1,904	—	1,904	1,007	—	1,007
Nevada	1,275	—	1,275	1,752	—	1,752

Total	5,178	2,274	7,452	5,079	1,491	6,570

Optioned lots(1)
California			5,272			3,651
Arizona			6,801			4,724
Nevada			1,350			90

Total			13,423			8,465

Total lots controlled
California			9,545			7,462
Arizona			8,705			5,731
Nevada			2,625			1,842

Total			20,875			15,035

(1)	Optioned lots may be purchased by the Company as wholly-owned projects or may be purchased by newly formed joint ventures.

On a combined basis, the number of net new home orders for the three months ended March 31, 2004 increased 44.2% to 1,092 homes from 757 homes for the three months ended March 31, 2003. The number of homes closed on a combined basis for the three months ended March 31, 2004, increased 91.4% to 603 homes from 315 homes for the three months ended March 31, 2003. On a combined basis, the backlog of homes sold but not closed as of March 31, 2004 was 1,755, up 64.2% from 1,069 homes a year earlier, and up 38.6% from 1,266 homes at December 31, 2003.

Homes in backlog are generally closed within three to six months. The dollar amount of backlog of homes sold but not closed on a combined basis as of March 31, 2004 was $916.6 million, up 121.7% from $413.4 million as of March 31, 2003 and up 54.0% from $595.2 million as of December 31, 2003. The cancellation rate of buyers who contracted to buy a home but did not close escrow at the Company’s projects was approximately 16% during 2003 and 12% during the three months ended March 31, 2004. The inventory of completed and unsold homes was 5 homes as of March 31, 2004.

The Company experienced a 25.7% increase in the average number of sales locations to 44 for the three months ended March 31, 2004 as compared to 35 for the three months ended March 31, 2003, and the Company’s number of new home orders per average sales location increased to 24.8 for the three months ended March 31, 2004 as compared to 21.6 for the three months ended March 31, 2003. In many of the markets in which the Company operates, the demand for housing exceeds the current supply of housing. At March 31, 2004 the Company had 47 sales locations.

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

Comparison of Three Months Ended March 31, 2004 to March 31, 2003

Consolidated operating revenue for the three months ended March 31, 2004 was $254.5 million, an increase of $182.0 million, or 251.0%, from consolidated operating revenue of $72.5 million for the three months ended March 31, 2003. Revenue from sales of wholly-owned homes increased $123.2 million, or 175.0%, to $193.6 million in the 2004 period from $70.4 million in the 2003 period. This increase was primarily due to an increase in the number of wholly-owned homes closed to 465 in the 2004 period from 184 in the 2003 period and an increase in the average sales price of wholly-owned homes to $416,300 in the 2004 period from $382,700 in the 2003 period. In addition, consolidated operating revenue in the 2004 period includes revenue of $61.0 million from consolidated joint ventures with no comparable amount included in consolidated operating revenue in the 2003 period, due to the adoption of Interpretation No. 46 as described above. Management fee income decreased by $0.1 million to $1.9 million in the 2004 period from $2.0 million in the 2003 period primarily due to constant number of joint venture units closed of 138 in the 2004 period and 131 in the 2003 period, however, upon consolidation of the joint ventures in connection with Interpretation No. 46 described above, management fee income is eliminated with the related cost of sales. The increase in the average sales price of units closed in wholly-owned projects was due primarily to (i) price appreciation in certain projects and (ii) a change in product mix.

Total operating income increased to $25.7 million in the 2004 period from $7.6 million in the 2003 period. The excess of revenue from sales of homes over the related cost of sales (gross margin) increased by $26.5 million to $54.1 million in the 2004 period from $27.6 million in the 2003 period primarily due to an increase in the number of wholly-owned homes closed to 465 homes in the 2004 period from 184 homes in the 2003 period, an increase in the average sales price of wholly-owned homes to $416,300 in the 2004 period from $382,700 in the 2003 period, an increase in wholly-owned gross margin percentages to 20.8% in the 2004 period from 17.1% in the 2003 period and gross margin of $13.8 million from consolidated joint ventures in 2004 with no comparable amount included in 2003, due to the adoption of Interpretation No. 46 as described above. The increase in the period-over-period gross margin percentage reflects the impact of improved economic conditions experienced since the first quarter of 2003. Sales and marketing expenses increased by $6.3 million to $10.4 million in the 2004 period from $4.1 million in the 2003 period primarily due to (i) increases in sales commissions due to higher sales volumes, (ii) increases in model operation costs due to an increase in the number of sales locations from 35 in the 2003 period to 44 in the 2004 period, and (iii) the consolidation of certain joint ventures due to the adoption of Interpretation No. 46 as described above.

General and administrative expenses increased by $3.9 million to $13.7 million in the 2004 period from $9.8 million in the 2003 period, primarily as a result of an increase in accrued bonuses related to higher earnings and increases in salaries and related employee benefits. Equity in (loss) income of unconsolidated joint ventures decreased to $(0.1) million in the 2004 period, down from $7.5 million in the comparable period for 2003, primarily as a result of the consolidation of certain joint ventures in 2004, due to the adoption of Interpretation No. 46 as described above. Minority equity in income of consolidated entities was $4.3 million in the 2004 period with no comparable amount in the 2003 period due to the adoption of Interpretation No. 46 as described above.

Total interest incurred increased to $14.0 million in the 2004 period from $9.8 million in the 2003 period primarily as a result of an increase in the average principal balance of debt outstanding, including the issuance of the 7 1/2% Senior Notes (see below) and the debt associated with the consolidation of certain entities due to the adoption of Interpretation No. 46 as described above. All interest incurred was capitalized in the 2004 and 2003 periods.

As a result of the above factors, net income increased to $15.4 million in the 2004 period from $4.9 million in the 2003 period.

Financial Condition and Liquidity

The Company provides for its ongoing cash requirements principally from internally generated funds from the sales of real estate, outside borrowings and by forming new joint ventures with venture partners that provide a substantial portion of the capital required for certain projects. The Company currently has outstanding 10 3/4% Senior Notes and 7 1/2% Senior Notes (the “Senior Notes”) and construction notes payable and maintains secured revolving credit facilities (“Revolving Credit Facilities”). The Company has financed, and may in the future finance, certain projects and land acquisitions with construction loans secured by real estate inventories, seller provided financing and land banking transactions.

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

10 3/4% Senior Notes

The Company’s wholly-owned subsidiary, William Lyon Homes, Inc., a California corporation, (“California Lyon”) filed a Registration Statement on Form S-3 with the Securities and Exchange Commission for the sale of $250.0 million of Senior Notes which became effective on March 12, 2003. The offering closed on March 17, 2003 and was fully subscribed and issued. The notes were issued at a price of 98.493% to the public, resulting in net proceeds to the Company of approximately $246.2 million. The purchase price reflected a discount to yield 11% under the effective interest method and the notes have been reflected net of the unamortized discount in the accompanying consolidated balance sheets.

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

The 10 3/4% Senior Notes Indenture contains covenants that limit the ability of Delaware Lyon and its restricted subsidiaries to, among other things: (i) incur additional indebtedness; (ii) pay dividends or make other distributions or repurchase its stock; (iii) make investments; (iv) sell assets; (v) incur liens; (vi) enter into agreements restricting the ability of Delaware Lyon’s restricted subsidiaries (other than California Lyon) to pay dividends; (vii) enter into transactions with affiliates; and (viii) consolidate, merge or sell all or substantially all of Delaware Lyon’s and California Lyon’s assets. These covenants are subject to a number of important exceptions and qualifications as described in the 10 3/4% Senior Notes Indenture.

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

$246,233

7 1/2% Senior Notes

On February 6, 2004, the Company’s wholly-owned subsidiary, William Lyon Homes, Inc., a California corporation, (“California Lyon”) closed its offering of $150.0 million principal amount of 7 1/2% Senior Notes due 2014. The notes were sold pursuant to Rule 144A and outside the United States to non-U.S. persons in reliance on Regulation S. The notes have not and will not be registered under the Securities Act of 1933 and, unless so registered, may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws. The notes were issued at par, resulting in net proceeds to the Company of approximately $147.6 million. California Lyon agreed to file and has filed a registration statement with the Securities and Exchange Commission relating to an offer to exchange the notes for publicly tradeable notes (“Exchange Notes”) having substantially identical terms. If California Lyon does not comply with its agreement regarding the registration and exchange of the notes with the Exchange Notes, additional interest on the notes will be payable on the interest payment dates.

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

The 7 1/2% Senior Notes Indenture contains covenants that limit the ability of Delaware Lyon and its restricted subsidiaries to, among other things: (i) incur additional indebtedness; (ii) pay dividends or make other distributions or repurchase its stock; (iii) make investments; (iv) sell assets; (v) incur liens; (vi) enter into agreements restricting the ability of Delaware Lyon’s restricted subsidiaries (other than California Lyon) to pay dividends; (vii) enter into transactions with affiliates; and (viii) consolidate, merge or sell all or substantially all of Delaware Lyon’s and California Lyon’s assets. These covenants are subject to a number of important exceptions and qualifications as described in the 7 1/2% Senior Notes Indenture.

The foregoing summary is not a complete description of the 7 1/2% Senior Notes and is qualified in its entirety by reference to the 7 1/2% Senior Notes Indenture.

The net proceeds of the offering were used to repay $70.0 million of the outstanding balance on the revolving credit facilities and $21.5 million of a construction note payable, together with $0.3 million of accrued interest. The remaining proceeds were used to pay fees and commissions related to the offering and for other general corporate purposes.

At March 31, 2004, the Company had approximately $73.8 million of secured indebtedness, (excluding approximately $99.1 million of secured indebtedness of consolidated entities) and approximately $193.5 million of additional secured indebtedness available to be borrowed under the Company’s credit facilities, as limited by the Company’s borrowing base formulas.

Revolving Credit Facilities

As of March 31, 2004, the Company has three revolving credit facilities which have an aggregate maximum loan commitment of $325.0 million and mature at various dates through 2006. A $125.0 million revolving line of credit “expires” in November 2004. After that date the Company may borrow amounts, subject to applicable borrowing base and concentration limitations, under this facility solely to complete the construction of residences begun prior to such date in approved projects funded by disbursements under this facility. The final maturity date is the earlier of the date upon which the last residence, the construction of which was financed with proceeds of this loan, is sold or the date upon which such last residence is excluded from the borrowing base by the passage of time under this facility. Of the $125.0 million maximum commitment amount, $25.0 million is not available for disbursement and the loan amount is limited to $100.0 million until the lender consents, which consent may be withheld in its sole discretion, to make such funds available. A $150.0 million revolving line of credit finally matures in September 2006, although after September 2004, advances under this facility may only be made to complete projects approved on or before such date. A $50.0 million revolving line of credit initially “matures” in September 2004, after which the amounts available for borrowing begin to reduce with a final maturity date of

September 2006. Availability under each credit facility is subject not only to the maximum amount committed under the respective facility, but also to both various borrowing base and concentration limitations. The borrowing base limits lender advances to certain agreed percentages of asset value. The allowed percentage generally increases as the asset progresses from land under development to residence subject to contract of sale. Advances for each type of collateral become due in whole or in part, subject to possible re-borrowing, and/or the collateral becomes excluded from the borrowing base, after a specified period or earlier upon sale. Concentration limitations further restrict availability under the credit facilities. The effect of these borrowing base and concentration limitations essentially is to mandate minimum levels of the Company’s investment in a project, with higher percentages of investment required at earlier phases of a project, and with greater absolute dollar amounts of investment required as a project progresses. Each revolving credit facility is secured by deeds of trust on the real property and improvements thereon owned by the Company in the subdivision project(s) approved by the respective lender, as well as pledges of all net sale proceeds, related contracts and other ancillary property. Also, each credit facility includes financial covenants, which may limit the amount that may be borrowed thereunder. Outstanding advances bear interest at various rates, which approximate the prime rate. As of March 31, 2004, $56.0 million was outstanding under these credit facilities, with a weighted-average interest rate of 3.927%, and the undrawn availability was $193.5 million as limited by the borrowing base formulas. Delaware Lyon has guaranteed on an unsecured basis California Lyon’s obligations under certain of the revolving credit facilities and has provided an unsecured environmental indemnity in favor of the lender under the $125.0 million bank line of credit. The Company is required to comply with a number of covenants under these revolving credit facilities.

Construction Notes Payable

At March 31, 2004, the Company had construction notes payable on certain consolidated entities amounting to $99.1 million. The construction notes have various maturity dates and bear interest at rates ranging from prime plus 0.25% to prime plus 0.75% at March 31, 2004.

Revolving Mortgage Warehouse Credit Facilities

The Company, through its mortgage subsidiary and one of its unconsolidated joint ventures, has entered into two revolving mortgage warehouse credit facilities with banks to fund its mortgage origination operations. The original credit facility, which matures in May 2004, provides for revolving loans of up to $20.0 million outstanding, $10.0 million of which is committed (lender obligated to lend if stated conditions are satisfied) and $10.0 million is not committed (lender advances are optional even if stated conditions are otherwise satisfied). On August 29, 2003, the Company’s mortgage subsidiary and one of its unconsolidated joint ventures entered into an additional $10.0 million credit facility which matures in August 2004. Mortgage loans are generally held for a short period of time and are typically sold to investors within 7 to 15 days following funding. The facilities are secured by substantially all of the assets of each of the borrowers, including the mortgage loans held for sale, all rights of each of the borrowers with respect to contractual obligations of third party investors to purchase such mortgage loans, and all proceeds of sale of such mortgage loans. The facilities, which have LIBOR based pricing, also contain certain financial covenants requiring the borrowers to maintain minimum tangible net worth, leverage, profitability and liquidity. These facilities are non-recourse and are not guaranteed by the Company. At March 31, 2004 the outstanding balance under these facilities was $17.7 million.

Land Banking Arrangements

The Company enters into purchase agreements with various land sellers. In some instances, and as a method of acquiring land in staged takedowns, thereby minimizing the use of funds from the Company’s revolving credit facilities and other corporate financing sources and limiting the Company’s risk, the Company transfers its right in such purchase agreements to entities owned by third parties (land banking arrangements). These entities use equity contributions and/or incur debt to finance the acquisition and development of the lots. The entities grant the Company an option to acquire lots in staged takedowns. In consideration for this option, the Company makes a non-refundable deposit equal to 20% or less of the total purchase price. Additionally, the Company may be subject to other penalties if lots are not acquired. The Company is under no obligation to purchase the balance of the lots, but would forfeit remaining deposits and be subject to penalties if the lots were not purchased. The Company does not have legal title to these entities or their assets and has not guaranteed their liabilities. These land banking arrangements help the Company manage the financial and market risk associated with land holdings. The use of these land banking arrangements is dependent on, among other things, the availability of capital to the option provider, general housing market conditions and geographic preferences. As described above, Interpretation No. 46 requires the consolidation of the assets, liabilities and operations of three of the Company’s land banking arrangements including, as of March 31, 2004, real estate inventories of $47,408,000, notes payable of $4,339,000 and owners’ capital of $43,069,000 ($14,985,000 from the Company and $28,084,000 from others). Summary information with respect to the Company’s consolidated land banking arrangements is as follows as of March 31, 2004 (dollars in thousands):

Total number of consolidated land banking projects	3

Total number of lots	909

Total purchase price	$91,172

Balance of lots still under option and not purchased:
Number of lots	488

Purchase price	$54,669

Forfeited deposits and penalties if lots were not purchased	$14,985

Joint Venture Financing

The Company and certain of its subsidiaries are general partners or members in joint ventures involved in the development and sale of residential projects. As described more fully in “Recently Issued Accounting Standards”, in accordance with Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, as amended (“Interpretation No. 46”) certain joint ventures have been determined to be variable interest entities in which the Company is considered the primary beneficiary. Accordingly, the assets, liabilities and operations of these joint ventures have been consolidated with the Company’s financial statements as of and for the three months ended March 31, 2004. Because the Company already recognizes its proportionate share of joint venture earnings and losses under the equity method of accounting, the adoption of Interpretation No. 46 did not affect the Company’s consolidated net income. The financial statements of joint ventures in which the Company is not considered the primary beneficiary are not consolidated with the Company’s financial statements. The Company’s investments in unconsolidated joint ventures are accounted for using the equity method. Income allocations and cash distributions to the Company from the unconsolidated joint ventures are based on predetermined formulas between the Company and its joint venture partners as specified in the applicable partnership or operating agreements. The Company generally receives, after partners’ priority returns and returns of partners’ capital, approximately 50% of the profits and cash flows from joint ventures. See Note 2 of “Notes to Consolidated Financial Statements” for condensed combined financial information for the joint ventures whose financial statements have been consolidated with the Company’s financial statements. See Note 3 of “Notes to Consolidated Financial Statements” for condensed combined financial information for the unconsolidated joint ventures. Based upon current estimates, substantially all future development and construction costs incurred by the joint ventures will be funded by the venture partners or from the proceeds of construction financing obtained by the joint ventures.

As of March 31, 2004, the Company’s investment in and advances to unconsolidated joint ventures was $14.0 million and the venture partners’ investment in such joint ventures was $13.0 million. As of March 31, 2004, these joint ventures had obtained financing which amounted to $11.0 million of outstanding indebtedness.

During the year ended December 31, 2002, one of the Company’s joint ventures (“Existing Venture”) was restructured such that the Company was required to purchase the 538 lots owned by the Existing Venture on a specified takedown basis through October 15, 2003 at a purchase price equal to the future cost of such lots including a 20% preferred return on invested capital to the outside partner of the Existing Venture. During the year ended December 31, 2002, the first 242 lots were purchased from the Existing Venture for $64.5 million, which includes a $12.5 million preferred return to the outside partner of the Existing Venture. The 242 lots were purchased by a newly formed joint venture (“New Venture”) between the Company and an outside partner. The Company is required to purchase the 242 lots owned by the New Venture on a specified takedown basis through May 15, 2004 at a purchase price equal to $74.2 million plus a 13 1/2% preferred return on invested capital to the outside partner of the New Venture. Because the Company is required to purchase the lots owned by both the Existing Venture and the New Venture, and the Company now controls both ventures, the financial statements of both ventures have been consolidated with the Company’s financial statements including real estate inventories of $16.6 million and minority interest in consolidated joint ventures of $15.8 million. During the year ended December 31, 2002, an additional 44 lots were purchased from the Existing Venture for $19.8 million, which includes a $4.0 million preferred return to the outside partner of the Existing Venture. The 44 lots were purchased through a land banking arrangement. During the year ended December 31, 2003, an additional 219 lots were purchased from the Existing Venture for $74.9 million, which included a $21.7 million preferred return to the outside partner of the Existing Venture. These purchases included (i) 172 lots which were purchased from the Existing Venture under a land banking arrangement (see Note 2) for $56.6 million, which included a $16.4 million preferred return to the outside partner of the Existing Venture and (2) 47 lots which were purchased by the New Venture from the Existing Venture for $18.3 million, which included a $5.3 million preferred return to the outside partner of the Existing Venture. During the year ended December 31, 2003, the Company purchased 175 lots from the New Venture for $54.5 million, all of which was paid to the outside partner as a return of capital. During the three months ended March 31, 2004, the Company purchased 42 lots from the New Venture for $11.8 million. The intercompany sales and related profits have been eliminated in consolidation.

During the year ended December 31, 2003, California Lyon and two unaffiliated parties formed a series of limited liability companies (“Development LLCs”) for the purpose of acquiring three parcels of land totaling 236 acres in Irvine and Tustin, California (formerly part of the Tustin Marine Corps Air Station) and developing the land into 1,910 residential homesites. The development process is anticipated to be completed by mid 2004 at which time California Lyon will be required under certain specific conditions to purchase approximately one half in value of the lots. California Lyon has a 12 1/2% indirect, minority interest in the Development LLCs, which are the borrowers under two secured lines of credit. Advances under the lines of credit are to be used to pay acquisition and development costs and expenses. The lines of credit are secured by deeds of trust on the real property and improvements thereon owned by the applicable Development LLCs, as well as pledges of all net sale proceeds, related contracts and other ancillary property. The maximum commitment amounts under the lines of credit are limited by specified agreed debt-to-value ratios. The maximum commitment amount under the line of credit that closed in January 2003 (“First Line of Credit”) is $35.0 million. Subject to specified terms and conditions, California Lyon and the other direct and indirect members of the Development LLC that is the borrower under the First Line of Credit, including certain affiliates of such other members, each (i) have guaranteed to the bank the repayment of the Development LLC’s indebtedness under the First Line of Credit, completion of certain infrastructure improvements to the land, payment of necessary loan remargining obligations, and the Development LLC’s performance under its environmental indemnity and covenants, and (ii) have agreed to take all actions and pay all amounts to assure that the Development LLC is in compliance with financial covenants. The First Line of Credit matures in January 2005, but may be extended to July 2005, subject to specified terms and conditions. The maximum commitment amount under the line of credit that closed in March 2003 (“Second Line of Credit”) is $105.0 million. The Second Line of Credit matures in September 2004, but may be extended to September 2005 subject to specified terms and conditions. Although the guarantee obligations of the other direct and indirect members of the Development LLC that is the borrower under the Second Line of Credit, and certain of their affiliates, are similar in nature to those under the First Line of Credit, California Lyon does not have any such guarantee obligations to the banks under the Second Line of Credit. However, California Lyon has posted letters of credit equal to approximately $19.6 million to secure its obligations as well as the Development LLCs’ obligations to the bank under both lines of credit. Further, California Lyon and the other direct and indirect members of the Development LLCs, including certain affiliates of such other members, have entered into reimbursement and indemnity agreements to allocate any liability arising from each line of credit, including the related guarantees and letters of credit. Delaware Lyon has entered into joinder agreements to be jointly and severally liable for California Lyon’s obligations under the reimbursement and indemnity agreements. While the reimbursement and indemnity agreements provide that liability is generally allocated in accordance with the members’ percentage interests in the Development LLCs’ distributions, Delaware Lyon and California Lyon may be liable for the full amount of the obligations guaranteed to the banks in certain specified circumstances, such as those involving the default, willful misconduct or gross negligence of California Lyon. As of March 31, 2004, the outstanding indebtedness under the First Line of Credit was $33.8 million and the outstanding indebtedness under the Second Line of Credit was $101.2 million.

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

Cash Flows — Comparison of Three Months Ended March 31, 2004 to Three Months Ended

March 31, 2003

Net cash used in operating activities increased to $186.8 million in the 2004 period from $95.0 million in the 2003 period. The change was primarily as a result of increased expenditures in real estate inventories in the 2004 period.

Net cash provided by investing activities decreased to $7.8 million in the 2004 period from $8.3 million in the 2003 period. The change was primarily as a result of increased net cash received from investments in unconsolidated joint ventures, offset by a decrease in net cash received from mortgage notes receivable in the 2004 period.

Net cash provided by financing activities increased to $178.5 million in the 2004 period from $83.7 million in the 2003 period, primarily as a result of the issuance of the 7 1/2% Senior Notes during the 2004 period.

Off-Balance Sheet Arrangements

The Company enters into certain off-balance sheet arrangements including joint venture financing, option arrangements, land banking arrangements and variable interests in consolidated and unconsolidated entities. These arrangements are more fully described above and in Notes 2, 3 and 7 to Consolidated Financial Statements. In addition, the Company is party to certain contractual obligations, including land purchases and project commitments, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Description of Projects

The Company’s homebuilding projects usually take two to five years to develop. The following table presents project information relating to each of the Company’s homebuilding divisions as of March 31, 2004 and only includes projects with lots owned at March 31, 2004 or homes closed for the three months ended March 31, 2004.

Project (County) Product	Year of First Delivery	Estimated Number of Homes at Completion(1)	Units Closed as of March, 31, 2004	Backlog at March 31, 2004(2)(3)	Lots Owned as of March 31, 2004	Homes Closed for the Three Months Ended March 31, 2004	Sales Price Range(5)

SOUTHERN CALIFORNIA
Wholly-Owned:
Orange County
Mirador at Talega, San Clemente	2004	76	0	6	76	0	$1,185,000—1,330,000
Davenport, Ladera Ranch	2003	163	142	21	21	30	$380,000—432,000
Walden Park, Ladera Ranch	2004	109	0	63	109	0	$670,000—700,000
Laurel at Quail Hill, Irvine	2003	83	79	4	4	2	$560,000—610,000
Linden at Quail Hill, Irvine	2003	100	94	6	6	0	$580,000—675,000
Ambridge at Quail Hill, Irvine	2004	128	0	42	72	0	$500,000—570,000
Altamura @ Nellie Gail Ranch, Laguna Hills	2003	52	10	30	39	0	$1,975,000—2,000,000
Seacove at the Waterfront, Huntington Beach	2004	53	0	17	53	0	$820,000—980,000
Honeyman I, San Juan Capistrano	2005	80	0	0	80	0	$1,020,000—1,190,000
Honeyman II, San Juan Capistrano	2005	40	0	0	40	0	$1,260,000—1,350,000
San Bernardino County
Citrus Heights, Fontana	2005	150	0	0	150	0	$421,000—466,000

Total Wholly-Owned		1,034	325	189	650	32

Joint Ventures:
Orange County
Amarante, Covenant Hills P-30A, Ladera Ranch	2005	53	0	0	53	0	$880,000—985,000
Bellataire, Covenant Hills P-30B, Ladera Ranch	2005	52	0	0	52	0	$1,010,000—1,059,000
Seacove at the Waterfront, Huntington Beach	2004	53	0	0	53	0	$820,000—980,000
Los Angeles County
Oakmont @ Westridge, Valencia	2003	87	17	57	70	1	$980,000—1,090,000
Creekside, Valencia	2004	141	0	43	141	0	$375,000—445,000
Riverside County
Discovery, North Corona	2004	172	20	47	152	20	$400,000—440,000
Bounty, North Corona	2003	167	45	63	122	20	$440,000—480,000
San Bernardino County
Echo Glen—Chino	2003	89	31	56	58	10	$421,000—466,000

Total Joint Ventures.		814	113	266	701	51

SOUTHERN CALIFORNIA REGION COMBINED TOTAL		1,848	438	455	1,351	83

NORTHERN CALIFORNIA
Wholly-Owned:
San Joaquin County
Ironwood II, Lathrop	2003	88	84	1	4	20	$276,000—317,000
Lyon Estates at Stonebridge, Lathrop	2004	72	9	58	63	9	$332,000—372,000
Contra Costa County
The Bluffs, Hercules	2003	80	57	22	23	14	$622,000—674,000
The Shores, Hercules	2003	110	76	32	34	21	$575,000—653,000
Santa Clara County
Baton Rouge, San Jose	2005	91	0	0	91	0	$425,000—455,000
The Ranch at Silver Creek, San Jose:
Provance	2003	95	20	42	75	5	$1,325,000—1,485,000
Portofino	2003	42	12	26	30	4	$1,245,000—1,395,000
Mariposa	2003	78	21	49	57	3	$650,000—760,000
Siena	2003	61	25	33	36	8	$725,000—840,000
Casa Bella	2003	56	20	32	36	17	$590,000—720,000
Esperanza	2004	74	0	0	74	0	$795,000—945,000
Montesa	2004	54	0	0	54	0	$865,000—1,000,000

Project (County) Product	Year of First Delivery	Estimated Number of Homes at Completion(1)	Units Closed as of March 31, 2004	Backlog at March 31, 2004(2)(3)	Lots Owned as of March 31, 2004	Homes Closed for the Three Months Ended March 31, 2004	Sales Price Range(5)
Hacienda	2004	34	0	0	34	0	$1,746,000—2,020,000
Tesoro	2004	44	0	1	44	0	$755,000—815,000

		538	98	183	440	37

Stanislaus County
Sonterra at Walker Ranch, Patterson	2003	119	20	34	99	2	$305,000—358,000

Total Wholly-Owned		1,098	344	330	754	103

Joint Ventures:
Contra Costa County
Bayside, Hercules	2005	172	0	0	172	0	$456,000—525,000
Olde Ivy, Brentwood	2003	77	30	26	47	10	$408,000—443,000
Heartland, Brentwood	2003	76	29	24	47	9	$414,000—441,000
Gables, Brentwood	2003	99	28	27	71	8	$420,000—479,000
Overlook, Hercules	2003	133	39	54	94	13	$569,000—661,000
El Dorado County
Lyon Casina, El Dorado Hills	2001	123	115	8	8	15	$365,000—405,000
Lyon Prima, El Dorado Hills	2001	137	92	37	45	6	$445,000—511,000
Placer County
Pinehurst at Morgan Creek	2003	117	20	17	97	8	$491,000—596,000
Cypress at Morgan Creek	2003	73	13	29	60	1	$486,000—546,000
Sacramento County
Big Horn, Elk Grove	2005	255	0	0	255	0	$207,000—258,000

Total Joint Ventures.		1,262	366	222	896	70

NORTHERN CALIFORNIA REGION COMBINED TOTAL		2,360	710	552	1,650	173

SAN DIEGO
Wholly-Owned:
Riverside County
Bridle Creek, Corona	2003	274	29	39	161	11	$518,000—585,000
Willow Glen, Temecula	2003	74	74	0	0	15	$342,000—383,000
Tessera, Beaumont	2003	168	81	50	87	15	$260,000—302,000
Sedona, Murietta	2003	138	57	37	87	15	$405,000—489,000
Harveston Ranch, Temecula	2005	162	0	0	162	0	$271,000—286,000
San Diego County
Vineyards, Escondido	2002	73	47	21	25	20	$559,000—576,000
Meadows, Escondido	2004	44	16	18	29	16	$622,000—700,000
Sonora Ridge, Chula Vista	2003	168	102	39	44	23	$453,000—493,000

Total Wholly-Owned		1,101	406	204	595	115

Joint Ventures:
Riverside County
Cabrillo at Montecito Ranch, Corona	2004	83	17	49	66	17	$517,000—549,000
San Diego County
Ravenna, San Diego	2005	199	0	0	199	0	$355,000—370,000
Amante, San Diego	2005	127	0	0	127	0	$427,000—472,000
Boardwalk, San Diego	2004	90	0	12	90	0	$489,000—555,000
San Miguel Village, Chula Vista	2005	195	0	0	195	0	$295,000—330,000

Total Joint Ventures		694	17	61	677	17

SAN DIEGO REGION COMBINED TOTAL		1,795	423	265	1,272	132

Project (County) Product	Year of First Delivery	Estimated Number of Homes at Completion(1)	Units Closed as of March 31, 2004	Backlog at March 31, 2004(2)(3)	Lots Owned as of March 31, 2004	Homes Closed for the Three Months Ended March 31, 2004	Sales Price Range(5)

ARIZONA
Wholly-Owned:
Maricopa County
Mesquite Grove—Parada, Chandler	2001	112	107	5	5	3	$195,000—239,000
Mesquite Grove—Estates, Chandler	2001	93	73	17	20	9	$301,000—338,000
Dove Wing at Power Ranch, Gilbert	2001	103	102	1	1	2	$177,000—235,000
Morgan Creek at Country Place, Tolleson	2001	115	114	1	1	2	$119,000—141,000
Oakcrest at Gateway Crossing, Gilbert	2003	236	79	57	157	37	$135,000—175,000
Woodbridge at Gateway Crossing, Gilbert	2003	165	11	46	154	9	$176,000—194,000
Sonoran Foothills, Phoenix
Desert Crown	2004	124	0	0	124	0	$259,000—305,000
Desert Sierra	2004	212	0	0	212	0	$160,000—191,000
Cooley Station, Gilbert	2004	548	0	0	548	0
Copper Canyon Ranch, Surprise
Rancho Vistas	2004	212	0	113	212	0	$340,000—428,000
Sunset Point	2004	282	0	5	282	0	$138,000—215,000
El Sendero Hills	2004	188	0	7	188	0	$200,000—257,000

ARIZONA REGION TOTAL		2,390	486	252	1,904	62

NEVADA
Wholly-Owned:
Clark County
Topaz Ridge at Summerlin, Las Vegas	2002	89	89	0	0	9	$577,000—630,000
Annendale, North Las Vegas	2001	194	194	0	0	1	$181,000—204,000
Iron Mountain, Las Vegas	2003	70	61	9	9	17	$363,000—416,000
Vista Verde at Summerlin, Las Vegas	2003	122	44	23	78	29	$380,000—437,000
Miraleste at Summerlin, Las Vegas	2003	122	29	46	93	22	$496,000—539,000
The Classics, North Las Vegas	2003	227	73	32	154	21	$240,000—260,000
The Springs, North Las Vegas	2003	209	55	26	154	28	$215,000—260,000
The Estates, North Las Vegas	2003	176	37	42	139	13	$256,000—290,000
The Cottages, North Las Vegas	2004	360	13	38	347	13	$188,000—205,000
Granada at Summerlin, Las Vegas	2004	144	0	15	144	0	$420,000—475,000
Palomar at Summerlin, Las Vegas	2005	27	0	0	27	0	$399,000—432,000
Carson Ranch, Las Vegas	2005	130	0	0	130	0	$264,000—297,000

NEVADA REGION TOTAL		1,870	595	231	1,275	153

GRAND TOTALS:
Wholly-Owned		7,493	2,156	1,206	5,178	465
Joint Ventures		2,770	496	549	2,274	138

		10,263	2,652	1,755	7,452	603

(1)	The estimated number of homes to be built at completion is subject to change, and there can be no assurance that the Company will build these homes.
(2)	Backlog consists of homes sold under sales contracts that have not yet closed, and there can be no assurance that closings of sold homes will occur.
(3)	Of the total homes subject to pending sales contracts as of March 31, 2004, 1,679 represent homes completed or under construction and 76 represent homes not yet under construction.
(4)	Lots owned as of March 31, 2004 includes lots in backlog at March 31, 2004.
(5)	Sales price range reflects base price only and excludes any lot premium, buyer incentive and buyer selected options, which vary from project to project.

Net Operating Loss Carryforwards

At December 31, 2003, the Company had net operating loss carryforwards for Federal tax purposes of approximately $2.0 million, which expire in 2009. In addition, unused recognized built-in losses in the amount of $23.9 million are available to offset future income and expire between 2009 and 2011. The utilization of these losses is limited to $3.2 million of taxable income per year; however, any unused losses in any year may be carried forward for utilization in future years through 2011. The Company’s ability to utilize the foregoing tax benefits will depend upon the amount of its future taxable income and may be limited under certain circumstances.

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

Critical Accounting Polices

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and costs and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those which impact its most critical accounting policies. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, the Company’s most critical accounting policies are real estate inventories and cost of sales; impairment of real estate inventories; sales and profit recognition; and variable interest entities. Since December 31, 2003, there have been no changes in the Company’s most critical accounting policies, except as described in the following paragraph, and no material changes in the assumptions and estimates used by management.

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

Recently Issued Accounting Standards

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities (“Interpretation No. 46”) which addresses the consolidation of variable interest entities (“VIEs”). Under Interpretation No. 46, arrangements that are not controlled through voting or similar rights are accounted for as VIEs. An enterprise is required to consolidate a VIE if it is the primary beneficiary of the VIE. Interpretation No. 46 applies immediately to arrangements created after January 31, 2003 and, with respect to arrangements created before February 1, 2003, the interpretation was applied to the Company as of January 1, 2004.

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

Based on the provisions of Interpretation No. 46, the Company has concluded that under certain circumstances when the Company (i) enters into option agreements for the purchase of land or lots from an entity and pays a non-refundable deposit, (ii) enters into land banking arrangements or (iii) enters into arrangements with a financial partner for the formation of joint ventures which engage in homebuilding and land development activities, a VIE may be created under condition (ii) (b) or (c) of the previous paragraph. The Company may be deemed to have provided subordinated financial support, which refers to variable interests that will absorb some or all of an entity’s expected losses if they occur. For each VIE created, the Company will compute expected losses and residual returns based on the probability of future cash flows as outlined in Interpretation No. 46. If the Company is determined to be the primary beneficiary of the VIE, the assets, liabilities and operations of the VIE will be consolidated with the Company’s financial statements.

Based on the Company’s analysis of arrangements created after January 31, 2003, no VIEs had been created for the period from February 1, 2003 through March 31, 2003 under the circumstances described in the previous paragraph. At December 31, 2003, certain joint ventures and one land banking arrangement created after January 31, 2003 had been determined to be VIEs under Interpretation No. 46 in which the Company is considered the primary beneficiary. Accordingly, the assets, liabilities and operations of these joint ventures and land banking arrangement were consolidated with the Company’s financial statements as of December 31, 2003 and for the period then ended. Effective January 1, 2004, certain additional joint ventures and land banking arrangements created prior to February 1, 2003 have been determined to be VIEs under Interpretation No. 46 in which the Company is considered the primary beneficiary. Accordingly, the assets, liabilities and operations of all of these joint ventures and land banking arrangements have been consolidated with the Company’s financial statements as of January 1, 2004 and for the three months ended March 31, 2004.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company’s Annual Report on Form 10-K for the year ended December 31, 2003 includes detailed disclosure about quantitative and qualitative disclosures about market risk. Quantitative and qualitative disclosures about market risk have not materially changed since December 31, 2003.

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

(b)  Reports on Form 8-K

January 8, 2004. A Current Report on Form 8-K was furnished by the Company in reference to a press release announcing the Company’s preliminary net new home orders and backlog for the fiscal quarter and year ended December 31, 2003.

February 2, 2004. A Current Report on Form 8-K was furnished by the Company announcing the sale of 7 1/2% Senior Notes.

February 19, 2004. A Current Report on Form 8-K was furnished by the Company in reference to a press release reporting financial results for the fiscal quarter and year ended December 31, 2003.

February 20, 2004. A Current Report on Form 8-K was furnished by the Company in reference to a transcript of a conference call and webcast held on February 20, 2004 regarding the financial results for the fiscal quarter and year ended December 31, 2003 and related presentation slides.

WILLIAM LYON HOMES

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAM LYON HOMES Registrant

Date: May 10, 2004	By:	/s/ MICHAEL D. GRUBBS
MICHAEL D. GRUBBS Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: May 10, 2004	By:	/s/ W. DOUGLASS HARRIS
W. DOUGLASS HARRIS Vice President, Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002