Form 10-K/A
period 2003-12-31
WILLIAM LYON HOMES
filed 2004-07-15
CIK 1095996

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

The number of shares of Common Stock outstanding as of May 1, 2004 was 9,828,940.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s Proxy Statement for the Annual Meeting of Holders of Common Stock to be held on May 10, 2004 are incorporated herein by reference into Part III.

EXPLANATORY NOTE

On April 21, 2004, William Lyon Homes filed a Registration Statement on Form S-4 with the Securities and Exchange Commission (the “SEC”). The Company hereby amends Items 1, 6, 7, 8 and 15 of its Annual Report on Form 10-K for the fiscal year ended December 31, 2003 that was originally filed with the SEC on March 12, 2004 (the “Original Filing”), to respond to comments the Company received from the SEC in connection with the Form S-4.

This report continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures in this report to speak as of a later date. Updated information regarding recent developments is included in the Company’s other filings with the SEC and in press releases issued by the Company.

WILLIAM LYON HOMES

i

PART I

Item 1.    Business

General

William Lyon Homes, a Delaware corporation, and subsidiaries (the “Company”) are primarily engaged in the design, construction and sale of single family detached and attached homes in California, Arizona and Nevada. Since the founding of the Company’s predecessor in 1956, the Company and its joint ventures have sold over 59,000 homes. The Company conducts its homebuilding operations through five geographic divisions (Southern California, San Diego, Northern California, Arizona and Nevada) including both consolidated projects and projects being developed in unconsolidated joint ventures. For 2003, approximately 69% of the home closings of the Company and its joint ventures were derived from its California operations. For the year ended December 31, 2003, on a consolidated basis the Company had revenues from homes sales of $866.7 million and delivered 2,149 homes. In addition, for the year ended December 31, 2003 the Company’s unconsolidated joint ventures had revenues from homes sales of $317.1 million and delivered 655 homes. The Company presents information related to its unconsolidated joint ventures as such information represents an important aspect of the Company’s business as well as a substantial portion of its operating income; however, the financial statements of the unconsolidated joint ventures are not combined or consolidated with the Company’s consolidated financial statements.

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

As of December 31, 2003, the Company and its joint ventures owned approximately 6,174 lots (including 1,142 in unconsolidated joint ventures) and had options to purchase an additional 11,998 lots, substantially all of which are entitled. As used in this Annual Report on Form 10-K/A, “entitled” land has a development agreement and/or vesting tentative map, or a final recorded plat or map from the appropriate county or city government. Development agreements and vesting tentative maps generally provide for the right to develop the land in accordance with the provisions of the development agreement or vesting tentative map unless an issue arises concerning health, safety or general welfare. The Company’s sources of developed lots for its homebuilding operations are (1) development of master-planned communities, primarily through unconsolidated joint ventures at the current time, and (2) purchase of smaller projects with shorter life cycles (merchant homebuilding). The Company estimates that its current inventory of land is adequate to supply its homebuilding operations at current operating levels for approximately 6 years.

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

The Company’s operations are dependent to a significant extent on debt financing and on joint venture financing. The Company’s principal credit sources are its 10 3/4% Senior Notes, 7 1/2% Senior Notes, secured revolving credit facilities, seller-provided financing, and land banking transactions. At December 31, 2003, the outstanding principal amount of the 10 3/4% Senior Notes was $246.4 million. The secured revolving credit facilities are revolving lines of credit with a maximum commitment of $325.0 million at December 31, 2003. However, the credit facilities have limitations on the amounts that can be borrowed at any time based on assets which are included in the credit facilities and the specified borrowings permitted under borrowing base calculations. The secured revolving credit facilities are secured by substantially all of the Company’s assets. At December 31, 2003, the outstanding principal amount under the secured revolving credit facilities was $49.2 million. The Company’s mortgage subsidiary has a $20.0 million revolving credit facility and a $10.0 million revolving credit facility to fund its mortgage operations, of which an aggregate $9.6 million was outstanding at December 31, 2003. On February 6, 2004, the Company completed an offering of 7 1/2% Senior Notes due 2014 in the outstanding principal amount of $150.0 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition and Liquidity” and Note 6 of “Notes to Consolidated Financial Statements.”

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

The following table sets forth sales from real estate operations attributable to each of the Company’s homebuilding divisions during the preceding three fiscal years:

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
Consolidated
Southern California(1)	$304,190	$232,868	$118,611
San Diego(2)	170,264	115,843	117,652
Northern California(3)	181,062	84,679	75,108
Arizona(4)	67,402	65,571	46,262
Nevada(5)	165,395	103,449	101,423

	$888,313	$602,410	$459,056

Unconsolidated joint ventures
Southern California(1)	103,020	167,518	156,336
San Diego(2)	118,753	90,843	49,748
Northern California(3)	103,776	121,415	115,385

	$325,549	$379,776	$321,469

(1)	The Southern California Division consists of operations in the counties of Los Angeles, Orange and Ventura and a portion of Riverside County.

(2)	The San Diego Division consists of operations in San Diego County and a portion of Riverside County.

(3)	The Northern California Division consists of operations in Contra Costa, El Dorado, Santa Clara, Sacramento, San Joaquin, Solano, Placer and Stanislaus Counties.

(4)	The Arizona Division consists of operations in the Phoenix area.

(5)	The Nevada Division consists of operations in the Las Vegas area.

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

PART II

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

	As of and for the Year Ended December 31,
	2003	2002	2001	2000	1999(1)
	(dollars in thousands, except per share amounts)
Statement of Income Data:
Operating revenue
Home sales	$866,657	$593,762	$452,002	$403,850	$426,839
Lots, land and other sales	21,656	8,648	7,054	3,016	13,142
Management fees	9,490	10,892	9,127	10,456	4,825

	897,803	613,302	468,183	417,322	444,806

Operating costs
Cost of sales—homes	(714,385)	(504,330)	(382,608)	(335,891)	(357,153)
Cost of sales—lots, land and other	(13,269)	(9,404)	(5,158)	(3,378)	(13,223)
Sales and marketing	(31,252)	(22,862)	(18,149)	(16,515)	(19,387)
General and administrative	(50,315)	(39,366)	(37,171)	(35,348)	(24,193)
Other	(1,834)	(2,284)	—	—	—
Amortization of goodwill(2)	—	—	(1,242)	(1,244)	(307)

	(811,055)	(578,246)	(444,328)	(392,376)	(414,263)

Equity in income of unconsolidated joint ventures	31,236	27,748	22,384	24,416	17,859

Minority equity in income of consolidated entities	(429)	—	—	—	—

Operating income	117,555	62,804	46,239	49,362	48,402
Interest expense, net of amounts capitalized	—	—	(227)	(5,557)	(6,153)
Financial advisory expenses	—	—	—	—	(2,197)
Other income, net(3)	6,397	4,977	7,513	7,940	7,666

Income before provision for income taxes	123,952	67,781	53,525	51,745	47,718
Provision for income taxes	(51,815)	(18,270)	(5,847)	(12,477)	(241)

Net income	$72,137	$49,511	$47,678	$39,268	$47,477

Earnings per common share
Basic	$7.37	$4.85	$4.50	$3.74	$4.55

Diluted	$7.27	$4.73	$4.44	$3.74	$4.55

Balance Sheet Data:
Cash and cash equivalents	$24,137	$16,694	$19,751	$14,711	$2,154
Real estate inventories	698,047	491,952	307,335	233,700	199,430
Investments in and advances to unconsolidated joint ventures	45,613	65,404	66,753	49,966	50,282
Total assets	839,715	617,581	433,709	330,280	278,483
Total debt	326,737	266,065	221,470	166,910	176,630
Minority interest	142,496	80,647	784	—	—
Stockholders’ equity	252,040	181,676	150,617	102,512	53,301

Operating Data (including unconsolidated joint ventures) (unaudited):
Number of net new home orders	3,443	2,607	2,541	2,603	2,303
Number of homes closed	2,804	2,522	2,566	2,666	2,618
Average sales price of homes closed	$422	$379	$299	$289	$241
Backlog at end of period, number of homes(4)	1,266	627	542	567	630
Backlog at end of period, aggregate sales value(4)	$595,180	$259,123	$176,531	$171,650	$185,800

(1)	On November 5, 1999, the Company acquired substantially all of the assets and assumed substantially all of the related liabilities of a homebuilding company owned by General William Lyon, Chairman of the Board, and a trust for the benefit of his son, William H. Lyon, a director. The total purchase price consisted of approximately $42.6 million in cash and the assumption of approximately $101.1 million of liabilities. The acquisition has been accounted for as a purchase and, accordingly, the purchase price has been allocated based on the fair value of the assets acquired and liabilities assumed.

(2)	The amount paid for business acquisitions over the net fair value of assets acquired and liabilities assumed is reflected as goodwill and, until January 1, 2002, was being amortized on a straight-line basis over seven years. Accumulated amortization was $2,793,000 as of December 31, 2001. In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement No. 142”), effective for fiscal years beginning after December 15, 2001. Under the new rule, goodwill is no longer amortized but is subject to impairment tests in accordance with Statement No. 142. The Company performed its required annual impairment test of goodwill as of December 31, 2003 and determined that there have been no indicators of impairment. If Statement No. 142 had been adopted effective January 1, 1999, the pro forma impact of the non-amortization of goodwill on the results for the subsequent periods would have been as follows (in thousands except per share data):

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(dollars in thousands)
Net income, as reported	$72,137	$49,511	$47,678	$39,268	$47,477
Amortization of goodwill, net of tax	—	—	1,106	943	305

Net income, as adjusted	$72,137	$49,511	$48,784	$40,211	$47,782

Earnings per common share, as adjusted:
Basic	$7.37	$4.85	$4.61	$3.83	$4.58

Diluted	$7.27	$4.73	$4.54	$3.83	$4.58

(3)	In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, Recission of SFAS Nos. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections (“Statement No. 145”). Statement No. 145 prevents gains or losses on extinguishment of debt not meeting the criteria of APB 30 to be treated as extraordinary. Statement No. 145 is effective for fiscal years beginning after March 15, 2002. Upon adoption of Statement No. 145, the Company’s previously reported extraordinary items related to gain from retirement of debt were reclassified to other income and not reported as extraordinary items.

(4)	Backlog consists of homes sold under pending sales contracts that have not yet closed, some of which are subject to contingencies, including mortgage loan approval and the sale of existing homes by customers. There can be no assurance that homes sold under pending sales contracts will close. Of the total homes sold subject to pending sales contracts as of December 31, 2003, 1,127 represent homes under construction and 139 represent homes not yet under construction. Backlog as of all dates is unaudited.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of results of operations and financial condition should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and Notes thereto and other financial information appearing elsewhere in this Annual Report on Form 10-K/A. As used herein, “on a combined basis” means the total of operations in consolidated projects and unconsolidated joint ventures.

The Company is primarily engaged in the design, construction and sale of single family detached and attached homes in California, Arizona and Nevada. Since the founding of its predecessor in 1956, on a combined basis the Company has sold over 59,000 homes. The Company conducts its homebuilding operations through five geographic divisions: Southern California, San Diego, Northern California, Arizona and Nevada. The Company believes that it is well positioned for future growth in all of its markets. For the year ended December 31, 2003, on a consolidated basis the Company had revenues from homes sales of $866.7 million and delivered 2,149 homes. In addition, for the year ended December 31, 2003 the Company’s unconsolidated joint ventures had revenues from homes sales of $317.1 million and delivered 655 homes. The Company presents information related to its unconsolidated joint ventures as such information represents an important aspect of the Company’s business as well as a substantial portion of its operating income; however, the financial statements of the unconsolidated joint ventures are not combined or consolidated with the Company’s consolidated financial statements.

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

Results of Operations

Selected financial and operating information for the Company including its consolidated projects and unconsolidated joint ventures as of and for the periods presented is as follows:

	As of and for the year ended December 31, 2003
	Consolidated	Unconsolidated Joint Ventures	Combined Total
Selected Financial Information (dollars in thousands)
Homes closed	2,149	655

Home sales revenue	$866,657	$317,109
Cost of sales	(714,385)	(248,252)

Gross margin	$152,272	$68,857

Gross margin percentage	17.6%	21.7%

Number of homes closed
California	1,271	655	1,926
Arizona	319	—	319
Nevada	559	—	559

Total	2,149	655	2,804

Average sales price
California	$498,700	$484,100	$493,800
Arizona	211,300	—	211,300
Nevada	295,900	—	295,900

Total	$403,300	$484,100	$422,200

Number of net new home orders
California	1,660	697	2,357
Arizona	389	—	389
Nevada	697	—	697

Total	2,746	697	3,443

Average number of sales locations during period
California	19	9	28
Arizona	6	—	6
Nevada	6	—	6

Total	31	9	40

	As of and for the year ended December 31, 2003
	Consolidated	Unconsolidated Joint Ventures	Combined Total
Backlog of homes sold but not closed at end of period
California	589	237	826
Arizona	207	—	207
Nevada	233	—	233

Total	1,029	237	1,266

Dollar amount of backlog of homes sold but not closed at end of period (dollars in thousands)
California	$355,128	$119,509	$474,637
Arizona	47,228	—	47,228
Nevada	73,315	—	73,315

Total	$475,671	$119,509	$595,180

Lots controlled at end of year
Owned lots
California	2,248	1,142	3,390
Arizona	1,486	—	1,486
Nevada	1,298	—	1,298

Total	5,032	1,142	6,174

Optioned lots(1)
California			4,835
Arizona			4,253
Nevada			2,910

Total			11,998

Total lots controlled
California			8,225
Arizona			5,739
Nevada			4,208

Total			18,172

	As of and for the year ended December 31, 2002
	Consolidated	Unconsolidated Joint Ventures	Combined Total
Selected Financial Information (dollars in thousands)
Homes closed	1,740	782

Home sales revenue	$593,762	$362,697
Cost of sales	(504,330)	(298,838)

Gross margin	$89,432	$63,859

Gross margin percentage	15.1%	17.6%

Number of homes closed
California	1,116	782	1,898
Arizona	270	—	270
Nevada	354	—	354

Total	1,740	782	2,522

Average sales price
California	$387,900	$463,800	$419,200
Arizona	212,800	—	212,800
Nevada	292,200	—	292,200

Total	$341,200	$463,800	$379,200

Number of net new home orders
California	1,117	880	1,997
Arizona	289	—	289
Nevada	321	—	321

Total	1,727	880	2,607

Average number of sales locations during period
California	15	10	25
Arizona	6	—	6
Nevada	4	—	4

Total	25	10	35

	As of and for the year ended December 31, 2002
	Consolidated	Unconsolidated Joint Ventures	Combined Total
Backlog of homes sold but not closed at end of period
California	200	195	395
Arizona	137	—	137
Nevada	95	—	95

Total	432	195	627

Dollar amount of backlog of homes sold but not closed at end of period (dollars in thousands)
California	$99,078	$96,160	$195,238
Arizona	30,206	—	30,206
Nevada	33,679	—	33,679

Total	$162,963	$96,160	$259,123

Lots controlled at end of year
Owned lots
California	2,174	1,439	3,613
Arizona	963	—	963
Nevada	1,534	—	1,534

Total	4,671	1,439	6,110

Optioned lots(1)
California			2,953
Arizona			4,462
Nevada			198

Total			7,613

Total lots controlled
California			6,566
Arizona			5,425
Nevada			1,732

Total			13,723

	As of and for the year ended December 31, 2001
	Consolidated	Unconsolidated Joint Ventures	Combined Total
Selected Financial Information (dollars in thousands)
Homes closed	1,861	705

Home sales revenue	$452,002	$316,098
Cost of sales	(382,608)	(258,997)

Gross margin	$69,394	$57,101

Gross margin percentage	15.4%	18.1%

Number of homes closed
California	1,087	705	1,792
Arizona	298	—	298
Nevada	476	—	476

Total	1,861	705	2,566

Average sales price
California	$281,300	$448,400	$347,100
Arizona	150,200	—	150,200
Nevada	213,100	—	213,100

Total	$242,900	$448,400	$299,300

Number of net new home orders
California	1,080	618	1,698
Arizona	336	—	336
Nevada	507	—	507

Total	1,923	618	2,541

Average number of sales locations during period
California	15	13	28
Arizona	6	—	6
Nevada	6	—	6

Total	27	13	40

	As of and for the year ended December 31, 2001
	Consolidated	Unconsolidated Joint Ventures	Combined Total
Backlog of homes sold but not closed at end of period
California	199	97	296
Arizona	118	—	118
Nevada	128	—	128

Total	445	97	542

Dollar amount of backlog of homes sold but not closed at end of period (dollars in thousands)
California	$68,013	$50,115	$118,128
Arizona	24,523	—	24,523
Nevada	33,880	—	33,880

Total	$126,416	$50,115	$176,531

Lots controlled at end of year
Owned lots
California	1,578	2,027	3,605
Arizona	923	—	923
Nevada	378	—	378

Total	2,879	2,027	4,906

Optioned lots(1)
California			1,156
Arizona			1,859
Nevada			446

Total			3,461

Total lots controlled
California			4,761
Arizona			2,782
Nevada			824

Total			8,367

(1)	Optioned lots may be purchased by the Company as consolidated projects or may be purchased by newly formed unconsolidated joint ventures.

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

Total operating income increased to $117.6 million in 2003 from $62.8 million in 2002. The excess of revenue from sales of homes over the related cost of sales (gross margin) increased by $62.9 million to $152.3 million in 2003 from $89.4 million in 2002. This increase was primarily due to an increase in the average sales prices to $403,300 in 2003 from $341,200 in 2002 (18.2%) and an increase in the number of consolidated homes closed to 2,149 in 2003 from 1,740 in 2002 (23.5%). Gross margin percentages increased by 2.5% to 17.6% in 2003 from 15.1% in 2002. Sales and marketing expenses increased by $8.4 million (36.7%) to $31.3 million in 2003 from $22.9 million in 2002 primarily due to increased sales locations, increased marketing fees paid to developers of master-planned communities and sales commissions as a result of increased revenue from sales of homes. General and administrative expenses increased by $10.9 million to $50.3 million in 2003 from $39.4 million in 2002, primarily as a result of increased salaries and related benefits due to an increase in the number of employees and additional employee bonuses based on improved operating results of the Company. Other operating costs consist of initial start-up losses realized by a golf course operation at one of the Company’s projects which decreased to $1.8 million in 2003 from $2.3 million in 2002.

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

Other income (expense), net increased to $6.4 million in 2003 from $5.0 million in 2002 primarily as a result of increases in mortgage company operations and other miscellaneous income.

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

Total operating income increased to $62.8 million in 2002 from $46.2 million in 2001. The excess of revenue from sales of homes over the related cost of sales (gross margin) increased by $20.0 million to $89.4 million in 2002 from $69.4 million in 2001. This increase was primarily due to an increase in the average sales prices to $341,200 in 2002 from $242,900 in 2001 (a 40.5% increase), offset by a decrease in the number of consolidated homes closed to 1,740 in 2002 from 1,861 in 2001 (a 6.5% decrease). Gross margin percentages decreased by 0.3% to 15.1% in 2002 from 15.4% in 2001. Sales and marketing expenses increased by $4.8 million (26.5%) to $22.9 million in 2002 from $18.1 million in 2001 primarily due to increased marketing fees paid to developers of master-planned communities and sales commissions as a result of increased revenue from sales of homes. General and administrative expenses increased by $2.2 million to $39.4 million in 2002 from $37.2 million in 2001, primarily as a result of increased salaries and related benefits and additional employee bonuses based on improved operating results of the Company. Other operating costs consist of initial start-up losses of $2.3 million realized by a golf course operation at one of the Company’s projects.

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

Other income (expense), net decreased to $5.0 million in 2002 from $7.5 million in 2001 primarily as a result of decreases in other miscellaneous income, partially offset by increases in income from mortgage company operations.

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

10 3/4% Senior Notes

The Company’s 100% owned subsidiary, William Lyon Homes, Inc., a California corporation, (“California Lyon”) filed a Registration Statement on Form S-3 with the Securities and Exchange Commission for the sale of $250.0 million of 10 3/4% Senior Notes which became effective on March 12, 2003. The offering closed on March 17, 2003 and was fully subscribed and issued. The notes were issued at a price of 98.493% to the public, resulting in net proceeds to the Company of approximately $246.2 million. The purchase price reflected a discount to yield 11% under the effective interest method and the notes have been reflected net of the unamortized discount in the consolidated balance sheet.

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

Cash Flows — Comparison of Years Ended December 31, 2003 and 2002

Net cash (used in) provided by operating activities changed from a source of $12.0 million in 2002 to a use of $160.0 million in 2003. The change was primarily a result of increased expenditures in real estate inventories in 2003, offset by an increase in operating income as a result of increased operating revenues. The successful issuance of the 10 3/4% Senior Notes in 2003, offset by the repayment of the 12 1/2% Senior Notes, (as described in financing activities below) provided the Company with increased financial resources. The increase in real estate inventories resulted from (i) the Company’s improved financial condition and its ability to finance more of its operations during 2003 as wholly-owned projects rather than being financed as unconsolidated joint venture projects and (ii) the consolidation of variable interest entities in 2003 as described above. The risks inherent in purchasing and developing land increase as consumer demand for housing decreases. Thus, the Company may have bought and developed land on which it cannot profitably build and sell homes. The market value of land, building lots and housing inventories can fluctuate significantly as a result of changing market conditions. In addition, inventory carrying costs can be significant and can result in losses in a poorly performing project or market. In the event of significant changes in economic or market conditions, the Company may have to sell homes at significantly lower margins or at a loss.

Net cash provided by (used in) investing activities changed from a source of $15.3 million in 2002 to a source of $50.5 million in 2003 primarily as a result of an increase in net distributions from unconsolidated joint ventures in 2003.

Net cash provided by (used in) financing activities changed from a use of $30.3 million in 2002 to a source of $117.0 million in 2003 primarily as a result of the issuance of the 10 3/4% Senior Notes in 2003, offset by the repayment of the 12 1/2% Senior Notes.

Cash Flows — Comparison of Years Ended December 31, 2002 and 2001

Net cash provided by (used in) operating activities changed from a use of $8.2 million in 2001 to a source of $12.0 million in 2002. The change was primarily a result of an increase in operating income as a result of increased operating revenues in 2002.

Net cash provided by (used in) investing activities changed from a source of $1.8 million in 2001 to a source of $15.3 million in 2002 primarily as a result of an increase in net distributions from unconsolidated joint ventures in 2002.

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

Forward Looking Statements

Investors are cautioned that certain statements contained in this Annual Report on Form 10-K/A, as well as some statements by the Company in periodic press releases and some oral statements by Company officials to securities analysts and stockholders during presentations about the Company are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). Statements which are predictive in nature, which depend upon or refer to future events or conditions, or which include words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “estimates”, “hopes”, and similar expressions constitute forward-looking statements. In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible future Company actions, which may be provided by management are also forward-looking statements as defined in the Act. Forward-looking statements are based upon expectations and projections about future events and are subject to assumptions, risks and uncertainties about, among other things, the Company, economic and market factors and the homebuilding industry.

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

Item 8.    Financial Statements and Supplementary Data

The consolidated financial statements of William Lyon Homes and the financial statements of the Significant Subsidiaries of William Lyon Homes, together with the reports of the independent registered public accounting firm, listed under Item 15, are submitted as a separate section of this report beginning on page 44 and are incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)  Financial Statements

The following financial statements of the Company are included in a separate section of this Annual Report on Form 10-K/A commencing on the page numbers specified below:

(2)  Financial Statement Schedules:

Schedules are omitted as the required information is not present, is not present in sufficient amounts, or is included in the Consolidated Financial Statements or Notes thereto.

(3)  Listing of Exhibits:

Exhibit Number	Description
2.1(1)	Certificate of Ownership and Merger.

3.1(2)	Certificate of Incorporation of the Company.

3.3(2)	Bylaws of the Company.

4.1(2)	Specimen certificate of Common Stock.

4.2(3)	Indenture dated as of March 17, 2003 governing the 10 3/4% Senior Notes due 2013 among William Lyon Homes, Inc. as Issuer, William Lyon Homes, California Equity Funding, Inc., Carmel Mountain Ranch, Duxford Financial, Inc., HSP Inc., Mountain Gate Ventures, Inc., OX I Oxnard, L.P., PH-LP Ventures, PH-Rielly Ventures, PH Ventures—San Jose, Presley CMR, Inc., Presley Homes, St. Helena Westminster Estates, LLC, Sycamore CC, Inc. and William Lyon Southwest, Inc. as Guarantors and U.S. Bank National Association, as Trustee.

4.3(3)	Form of 10 3/4% Senior Notes (included in Exhibit 4.2).

4.4(3)	Form of Notation of Guarantee (included in Exhibit 4.2).

4.5(15)	Indenture dated as of February 6, 2004 governing the 7 1/2% Senior Notes due 2014 among William Lyon Homes, Inc. as Issuer, William Lyon Homes, California Equity Funding, Inc., Duxford Financial, Inc., HSP Inc., Lyon Montecito, LLC, OX I Oxnard, L.P., PH-LP Ventures, PH-Rielly Ventures, PH Ventures—San Jose, Presley CMR, Inc., Presley Homes, St. Helena Westminster Estates, LLC, Sycamore CC, Inc., The Ranch Golf Club Co. and William Lyon Southwest, Inc. as Guarantors and U.S. Bank National Association, as Trustee.

4.6(15)	Form of 7 1/2% Senior Note (included in Exhibit 4.5).

4.7(15)	Form of Notation of Guarantee (included in Exhibit 4.5).

Exhibit Number	Description

10.1(4)	Form of Indemnity Agreement, between the Company and the Directors and Officers of the Company.

10.2(2)	Purchase Agreement and Escrow Instructions dated October 7, 1999 among The Presley Companies, Presley Homes, William Lyon Homes, Inc., William Lyon and William H. Lyon.

10.3(4)	Property Management Agreement between Corporate Enterprises, Inc., a California corporation (Owner) and William Lyon Homes, Inc., a California corporation (Manager) dated and effective November 5, 1999.

10.4(4)	Warranty Service Agreement between Corporate Enterprises, Inc., a California corporation and William Lyon Homes, Inc., a California corporation dated and effective November 5, 1999.

10.5(5)	Loan Agreement dated as of September 25, 2000 between William Lyon Homes, Inc., a California corporation, the “Borrower,” and Residential Funding Corporation, a Delaware corporation, “Lender.”

10.6(6)	First Amendment to Loan Agreement, dated as of July 13, 2001, between William Lyon Homes, Inc., a California corporation, as borrower, and RFC Construction Funding Corp., a Delaware corporation, as lender.

10.7(6)	Second Amendment to Loan Agreement and to Other Loan Documents, dated as of March 28, 2002, between William Lyon Homes, Inc., a California corporation, as borrower, and RFC Construction Funding Corp., a Delaware corporation, as lender.

10.8(6)	Third Amendment to Loan Agreement and to Other Loan Documents, dated as of January 10, 2003, between William Lyon Homes, Inc., a California corporation, as borrower, and RFC Construction Funding Corp., a Delaware corporation, as lender.

10.9(6)	Fourth Amendment to Loan Agreement, dated as of January 23, 2003, between William Lyon Homes, Inc., a California corporation, as borrower, and RFC Construction Funding Corp., a Delaware corporation, as lender.

10.10(5)	Master Loan Agreement dated as of August 31, 2000 by and between William Lyon Homes, Inc., a California corporation (“Borrower”) and Guaranty Federal Bank, F.S.B., a federal savings bank organized and existing under the laws of the United States (“Lender”).

10.11(7)	Agreement for First Modification of Deeds of Trust and Other Loan Instruments, dated as of June 8, 2001, by and between William Lyon Homes, Inc., a California corporation, as borrower, and Guaranty Bank, a federal savings bank organized and existing under the laws of the United States (formerly known as “Guaranty Federal Bank, F.S.B.”), as lender.

10.12(6)	Agreement for Second Modification of Deeds of Trust and Other Loan Instruments, dated as of July 23, 2001, by and between William Lyon Homes, Inc., a California corporation, as borrower, and Guaranty Bank, a federal savings bank organized and existing under the laws of the United States (formerly known as “Guaranty Federal Bank, F.S.B.”), as lender.

10.13(6)	Agreement for Third Modification of Deeds of Trust and Other Loan Instruments, dated as of December 19, 2001, by and between William Lyon Homes, Inc., a California corporation, as borrower, and Guaranty Bank, a federal savings bank organized and existing under the laws of the United States (formerly known as “Guaranty Federal Bank, F.S.B.”), as lender.

10.14(6)	Agreement for Fourth Modification of Deeds of Trust and Other Loan Instruments, dated as of May 29, 2002, by and between William Lyon Homes, Inc., a California corporation, as borrower, and Guaranty Bank, a federal savings bank organized and existing under the laws of the United States (formerly known as “Guaranty Federal Bank, F.S.B.”), as lender.
10.15(8)	Agreement for Fifth Modification of Deeds of Trust and Other Loan Agreements, dated as of June 6, 2003, by and between William Lyon Homes, Inc., a California corporation, as borrower, and Guaranty Bank, a federal savings bank organized and existing under the laws of the United States (formerly known as “Guaranty Federal Bank, F.S.B.”), as lender.

Exhibit Number	Description

10.16(15)	Agreement for Sixth Modification of Deeds of Trust and Other Loan Agreements, dated as of November 14, 2003, by and between William Lyon Homes, Inc., a California corporation, as borrower, and Guaranty Bank, a federal savings bank organized and existing under the laws of the United States (formerly known as “Guaranty Federal Bank, F.S.B.”), as lender.

10.17(5)	Revolving Line of Credit Loan Agreement (Borrowing Base Loan) by and between California Bank & Trust, a California banking corporation, and William Lyon Homes, Inc., a California corporation, dated as of September 21, 2000.

10.18(9)	Agreement to Modify Loan Agreement, Promissory Note and Deed of Trust, dated as of September 18, 2002, by and between William Lyon Homes, Inc., a California corporation, as borrower, and California Bank & Trust, a California banking corporation, as lender.

10.19(6)	Second Agreement to Modify Loan Agreement, Promissory Note and Deed of Trust, dated as of December 13, 2002, by and between William Lyon Homes, Inc., a California corporation, as borrower, and California Bank & Trust, a California banking corporation, as lender.

10.20(15)	Third Agreement to Modify Loan Agreement, Promissory Note and Deed of Trust, dated as of January 26, 2004, by and between William Lyon Homes, Inc., a California corporation, as borrower, and California Bank & Trust, a California banking corporation, as lender.

10.21(5)	Option Agreement and Escrow Instructions between William Lyon Homes, Inc., a California corporation and Lathrop Investment, L.P., a California limited partnership dated as of October 24, 2000.

10.22(10)	William Lyon Homes 2000 Stock Incentive Plan.

10.23(11)	Form of Stock Option Agreements.

10.24(11)	William Lyon Homes, Inc. 2000 Cash Bonus Plan.

10.25(11)	Standard Industrial/Commercial Single-Tenant Lease — Net Between William Lyon Homes, Inc. and a trust of which William H. Lyon is the sole beneficiary.

10.26(12)	William Lyon Homes Executive Deferred Compensation Plan effective as of February 11, 2002.

10.27(13)	William Lyon Homes Outside Directors Deferred Compensation Plan effective as of February 11, 2002.

10.28(6)	The Presley Companies Non-Qualified Retirement Plan for Outside Directors.

10.29(15)	Underwriting Agreement dated as of March 12, 2003 among William Lyon Homes, Inc. as Company, William Lyon Homes, California Equity Funding, Inc., Carmel Mountain Ranch, Duxford Financial, Inc., HSP Inc., Mountain Gate Ventures, Inc., OX I Oxnard, L.P., PH-LP Ventures, PH-Rielly Ventures, PH Ventures—San Jose, Presley CMR, Inc., Presley Homes, St. Helena Westminster Estates, LLC, Sycamore CC, Inc. and William Lyon Southwest, Inc. as Guarantors and UBS Warburg, LLC and Salomon Smith Barney Inc. as Underwriters.

10.30(8)	Mortgage Warehouse Loan and Security Agreement dated as of June 1, 2003 between Duxford Financial, Inc., and Bayport Mortgage, L.P. as Borrower and first Tennessee Bank as Lender.

10.31(14)	Credit Agreement dated August 29, 2003 between Duxford Financial, Inc. and Bayport Mortgage, L.P. as Borrower and Guaranty Bank as Lender.

10.32(15)	Amendment No. 1 to Credit Agreement dated as of January 27, 2004 between Duxford Financial, Inc. and Bayport Mortgage, L.P. as Borrower and Guaranty Bank as Lender.
10.33(15)	Purchase Agreement dated as of January 28, 2004 among William Lyon Homes, Inc. as Company, William Lyon Homes, California Equity Funding, Inc., Duxford Financial, Inc., HSP Inc., Lyon Montecito, LLC, OX I Oxnard, L.P., PH-LP Ventures, PH-Rielly Ventures, PH Ventures—San Jose, Presley CMR, Inc., Presley Homes, St. Helena Westminster Estates, LLC, Sycamore CC, Inc., The Ranch Golf Club Co. and William Lyon Southwest, Inc. as Guarantors and UBS Securities LLC, as Initial Purchaser.

Exhibit Number	Description

10.34(15)	Registration Rights Agreement dated as of February 6, 2004 among William Lyon Homes, Inc. as Company, William Lyon Homes, California Equity Funding, Inc., Duxford Financial, Inc., HSP Inc., Lyon Montecito, LLC, OX I Oxnard, L.P., PH-LP Ventures, PH-Rielly Ventures, PH Ventures—San Jose, Presley CMR, Inc., Presley Homes, St. Helena Westminster Estates, LLC, Sycamore CC, Inc., The Ranch Golf Club Co. and William Lyon Southwest, Inc. as Guarantors and UBS Securities, LLC, as Initial Purchaser.

12.1(15)	Statement of Ratio of Earnings to Fixed Charges.

21.1(15)	List of Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed January 5, 2000 and incorporated herein by this reference.

(2)	Previously filed in connection with the Company’s Registration Statement on Form S-4, and amendments thereto, (S.E.C. Registration No. 333-88569) and incorporated herein by this reference.

(3)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 and incorporated herein by this reference.

(4)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by this reference.

(5)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 and incorporated herein by this reference.

(6)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by this reference.

(7)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by this reference.

(8)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 and incorporated herein by this reference.

(9)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 and incorporated herein by this reference.

(10)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-8 (SEC Registration No. 333-50232) filed on November 17, 2000 and incorporated herein by this reference.

(11)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by this reference.

(12)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-8 (SEC Registration No. 333-82448) filed on February 8, 2002 and incorporated herein by this reference.

(13)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by this reference.

(14)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 and incorporated herein by this reference.

(15)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by this reference.

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

WILLIAM LYON HOMES

July 14, 2004	By:	/s/ MICHAEL D. GRUBBS
Michael D. Grubbs
Senior Vice President,
Chief Financial Officer and Treasurer

REQUIRED SCHEDULES

Schedules are omitted as the required information is not present, is not present in sufficient amounts, or is included in the Consolidated Financial Statements or Notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of William Lyon Homes at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.

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

See accompanying notes.

WILLIAM LYON HOMES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands except per common share amounts)

	Year Ended December 31,
	2003	2002	2001
Operating revenue
Home sales	$866,657	$593,762	$452,002
Lots, land and other sales	21,656	8,648	7,054
Management fees — Note 1	9,490	10,892	9,127

	897,803	613,302	468,183

Operating costs
Cost of sales — homes	(714,385)	(504,330)	(382,608)
Cost of sales — lots, land and other	(13,269)	(9,404)	(5,158)
Sales and marketing	(31,252)	(22,862)	(18,149)
General and administrative	(50,315)	(39,366)	(37,171)
Other	(1,834)	(2,284)	—
Amortization of goodwill — Note 1	—	—	(1,242)

	(811,055)	(578,246)	(444,328)

Equity in income of unconsolidated joint ventures — Note 5	31,236	27,748	22,384

Minority equity in income of consolidated entities — Note 2	(429)	—	—

Operating income	117,555	62,804	46,239
Interest expense, net of amounts capitalized — Note 6	—	—	(227)
Other income, net	6,397	4,977	7,513

Income before provision for income taxes	123,952	67,781	53,525
Provision for income taxes — Note 8	(51,815)	(18,270)	(5,847)

Net income	$72,137	$49,511	$47,678

Earnings per common share — Note 1
Basic	$7.37	$4.85	$4.50

Diluted	$7.27	$4.73	$4.44

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

See accompanying notes.

WILLIAM LYON HOMES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2003	2002	2001
Operating activities
Net income	$72,137	$49,511	$47,678
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,082	1,355	2,519
Equity in income of unconsolidated joint ventures	(31,236)	(27,748)	(22,384)
Minority equity in income of consolidated entities	429	—	—
Provision for income taxes	51,815	18,270	5,847
Net changes in operating assets and liabilities:
Receivables	(17,477)	(7,975)	(3,389)
Real estate inventories	(205,922)	(23,126)	(31,185)
Deferred loan costs	(7,700)	1,490	(2,077)
Other assets	(3,716)	(2,681)	(93)
Accounts payable	816	8,467	(6,416)
Accrued expenses	(20,269)	(5,580)	1,333

Net cash (used in) provided by operating activities	(160,041)	11,983	(8,167)

Investing activities
Investment in and advances to unconsolidated joint ventures	(8,493)	(26,475)	(30,547)
Distributions of income from unconsolidated joint ventures	37,501	24,621	18,404
Distributions of capital from unconsolidated joint ventures	22,019	18,453	14,543
Purchases of property and equipment	(576)	(1,315)	(630)

Net cash provided by (used in) investing activities	50,451	15,284	1,770

Financing activities
Proceeds from borrowings on notes payable	1,105,464	913,599	687,641
Principal payments on notes payable	(1,220,919)	(920,029)	(669,709)
Repurchase of 12 1/2% Senior Notes	—	—	(51,637)
Reissuance of 12 1/2% Senior Notes	—	—	44,715
Repayment of 12 1/2% Senior Notes	(70,279)	—	—
Issuance of 10 3/4% Senior Notes	246,233	—	—
Minority interest contributions (distributions), net	61,420	(5,442)	—
Common stock issued for exercised options	2,294	1,118	427
Common stock purchased	(7,180)	(19,570)	—

Net cash provided by (used in) financing activities	117,033	(30,324)	11,437

Net increase (decrease) in cash and cash equivalents	7,443	(3,057)	5,040
Cash and cash equivalents—beginning of year	16,694	19,751	14,711

Cash and cash equivalents—end of year	$24,137	$16,694	$19,751

Supplemental disclosures of cash flow and non-cash activities
Cash paid for interest, net of amounts capitalized	$—	$—	$—

Issuance of notes payable for land acquisitions	$21,534	$51,025	$43,550

Investment in joint venture in connection with contribution of land to joint venture	$—	$2,000	$1,100

Income tax benefit credited to additional paid-in capital in connection with stock option exercises	$3,113	$—	$—

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

The Company evaluates performance and allocates resources primarily based on the operating income of individual home building projects. Operating income is defined by the Company as operating revenue less operating costs plus equity in income of unconsolidated joint ventures. Accordingly, operating income excludes certain expenses included in the determination of net income. Operating income from home building operations totaled $117.6 million, $62.8 million and $46.2 million for the years ended December 31, 2003, 2002 and 2001, respectively.

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

Based on the Company’s analysis of arrangements created after January 31, 2003, no VIEs have been created for the period from February 1, 2003 through December 31, 2003 with respect to option agreements as identified under clause (i) of the previous paragraph. At December 31, 2003, six joint ventures and one land banking arrangement created after January 31, 2003 have been determined to be VIEs under Interpretation No. 46 in which the Company is considered the primary beneficiary. Accordingly, the assets, liabilities and operations of these six joint ventures and one land banking arrangement have been consolidated with the Company’s financial statements as of December 31, 2003 and for the period then ended. Supplemental consolidating financial information of the Company, specifically including information for the six joint ventures and one land banking arrangement consolidated under Interpretation No. 46 and for two joint ventures which were previously consolidated (see Note 5), is presented below to allow investors to determine the nature of assets held and the operations of the consolidated entities. Investments in consolidated joint ventures in the separate financial statements of wholly-owned entities are presented below using the equity method of accounting. Consolidated real estate inventories include land deposits under option agreements or land banking arrangements (excluding the consolidated land banking arrangement as previously described in this paragraph) (see Note 10) of $37,293,000 and $37,443,000 at December 31, 2003 and 2002, respectively. As of December 31, 2003, the Company’s remaining total contractual obligations for land purchases and option commitments was approximately $568,300,000.

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

The land banking arrangement which has been determined to be a VIE was entered into effective on September 29, 2003. Under this arrangement, the Company transferred to an entity owned by a third party the Company’s right to purchase certain real estate assets (lots) from a joint venture whose financial statements have previously been consolidated with the Company’s financial statements (see Note 5). Concurrently, the Company entered into an option agreement with the entity owned by a third party whereby the Company agreed to acquire lots in staged takedowns through August 15, 2005. The Company made a non-refundable deposit of $14,418,000 and the entity owned by a third party made an equity contribution of $42,214,000 to purchase the lots from the joint venture for a total price of $56,632,000 (which included a $16,441,000 preferred return to the outside partner of the joint venture). The Company is under no obligation to purchase the lots, but would forfeit remaining deposits if the lots were not purchased. The Company does not have legal title to the entity owned by a third party and has not guaranteed its liabilities. The total purchase price under the option agreement is $60,848,550 plus a 10 1/4% preferred return on invested capital to the outside third party. The property consists of

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

128 single-family lots and 22 high-density lots on which the Company expects to construct 128 single-family homes on the single-family lots and 44 duplex condominium units on the high-density lots. The homes are expected to be constructed and sold in phases over a two-to-three year period with approximate base sales prices ranging from $680,000 to $930,000. As of December 31, 2003, 11 lots have been taken down for a purchase price of $3,744,975 and no homes have closed. The intercompany sales and related profits have been eliminated in consolidation.

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME BY FORM OF OWNERSHIP

(in thousands)

	Year Ended December 31, 2003
		Consolidated Entities
	Wholly- Owned	Variable Interest Entities Under Interpretation No. 46	Joint Ventures Previously Consolidated	Elimination Entries	Consolidated Total
Operating revenue
Sales	$879,114	$9,199	$129,439	($129,439)	$888,313
Management fees	9,490	—	—	—	9,490

	888,604	9,199	129,439	(129,439)	897,803

Operating costs
Cost of sales	(719,750)	(7,904)	(107,696)	107,696	(727,654)
Sales and marketing	(29,910)	(979)	(363)	—	(31,252)
General and administrative	(50,315)	—	—	—	(50,315)
Other	(1,834)	—	—	—	(1,834)

	(801,809)	(8,883)	(108,059)	107,696	(811,055)

Equity in income of unconsolidated joint ventures	31,236	—	—	—	31,236

Equity in loss of consolidated entities	(449)	—	—	449	—

Minority equity in income of consolidated entities	—	(429)	(21,743)	21,743	(429)

Operating income	117,582	(113)	(363)	449	117,555
Other income, net	6,370	6	21	—	6,397

Income (loss) before provision for income taxes	123,952	(107)	(342)	449	123,952
Provision for income taxes	(51,815)	—	—	—	(51,815)

Net income (loss)	$72,137	$(107)	$(342)	$449	$72,137

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4 — Real Estate Inventories

Real estate inventories consist of the following (in thousands):

	December 31, 2003
Division	Deposits	Land	Construction in Progress	Completed Inventory, Including Models and Completed Lots Held for Sale	Total
Southern California	$13,033	$54,532	$119,518	$5,230	$192,313
San Diego	10,338	33,476	90,327	7,718	141,859
Northern California	7,086	16,882	191,248	16,824	232,040
Arizona	6,386	28,298	24,930	1,894	61,508
Nevada	450	28,879	40,828	170	70,327

	$37,293	$162,067	$466,851	$31,836	$698,047

	December 31, 2002
Division	Deposits	Land	Construction In Progress	Completed Inventory, Including Models and Completed Lots Held for Sale	Total
Southern California	$18,455	$44,172	$45,549	$8,999	$117,175
San Diego	7,004	29,581	47,114	2,847	86,546
Northern California	3,999	48,527	120,254	9,801	182,581
Arizona	7,920	14,746	16,998	2,001	41,665
Nevada	65	38,695	23,876	1,249	63,885
Other	—	—	100	—	100

	$37,443	$175,721	$253,891	$24,897	$491,952

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Note 6 — Notes Payable and Senior Notes

Notes payable and Senior Notes consist of the following (in thousands):

	December 31,
	2003	2002
Notes payable:
Revolving credit facilities	$49,175	$118,068
Construction notes payable	21,534	25,218
Purchase money notes payable—land acquisitions	—	28,861
Collateralized mortgage obligations under revolving mortgage warehouse credit facilities, secured by first trust deed mortgage notes receivable	9,622	18,139
Unsecured line of credit	—	5,500

	80,331	195,786
10 3/4% Senior Notes due April 1, 2013	246,406	—
12 1/2% Senior Notes due July 1, 2003	—	70,279

	$326,737	$266,065

Interest relating to the above debt consists of the following (in thousands):

	Year Ended December 31,
	2003	2002	2001
Interest incurred	$47,188	$26,783	$21,908
Interest capitalized	(47,188)	(26,783)	(21,681)

Interest expense	$—	$—	$227

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Maturities of the notes payable and 10 3/4% Senior Notes due April 1, 2013 are as follows as of December 31, 2003:

Year Ended December 31,	(in thousands)
2004	$80,331
2005	—
2006	—
2007	—
2008	—
Thereafter	246,406

$326,737

10 3/4% Senior Notes

The Company’s 100% owned subsidiary, William Lyon Homes, Inc., a California corporation (“California Lyon”), filed a Registration Statement on Form S-3 with the Securities and Exchange Commission for the sale of $250,000,000 of Senior Notes which became effective on March 12, 2003. The offering closed on March 17, 2003 and was fully subscribed and issued. The notes were issued at a price of 98.493% to the public, resulting in net proceeds to the Company of approximately $246,233,000. The purchase price reflected a discount to yield 11% under the effective interest method and the notes have been reflected net of the unamortized discount in the accompanying consolidated balance sheet.

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

California Lyon is 100% owned by Delaware Lyon. Each subsidiary guarantor is 100% owned by California Lyon or Delaware Lyon. All guarantees are full and unconditional and all guarantees are joint and several. There are no significant restrictions on the ability of Delaware Lyon or any guarantor to obtain funds from subsidiaries by dividend or loan.

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

7 1/2% Senior Notes

On February 6, 2004, the Company’s 100% owned subsidiary, William Lyon Homes, Inc., a California corporation, (“California Lyon”) closed its offering of $150,000,000 principal amount of 7 1/2% Senior Notes due 2014. The notes were sold pursuant to Rule 144A and outside the United States to non-U.S. persons in reliance on Regulation S. The notes have not and will not be registered under the Securities Act of 1933 and, unless so registered, may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws. The notes were issued at par, resulting in net proceeds to the Company of approximately $147,600,000. California Lyon agreed to file a registration statement with the Securities and Exchange Commission relating to an offer to exchange the notes for publicly tradeable notes (“Exchange Notes”) having substantially identical terms. If California Lyon does not comply with its agreement regarding the registration and exchange of the notes with the Exchange Notes, additional interest on the notes will be payable on the interest payment dates.

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

California Lyon is 100% owned by Delaware Lyon. Each subsidiary guarantor is 100% owned by California Lyon or Delaware Lyon. All guarantees are full and unconditional and all guarantees are joint and

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

several. There are no significant restrictions on the ability of Delaware Lyon or any guarantor to obtain funds from subsidiaries by dividend or loan.

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING STATEMENT OF INCOME

Year Ended December 31, 2003

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$811,342	$67,772	$138,638	$(129,439)	$888,313
Management fees	—	9,490	—	—	—	9,490

	—	820,832	67,772	138,638	(129,439)	897,803

Operating costs
Cost of sales	—	(659,473)	(60,277)	(115,600)	107,696	(727,654)
Sales and marketing	—	(26,856)	(3,052)	(1,344)	—	(31,252)
General and administrative	—	(50,105)	(210)	—	—	(50,315)
Other	—	—	(1,834)	—	—	(1,834)

	—	(736,434)	(65,373)	(116,944)	107,696	(811,055)

Equity in income of unconsolidated joint ventures	—	31,236	—	—	—	31,236

Income from subsidiaries	72,137	2,604	—	—	(74,741)	—

Minority equity in income of consolidated joint ventures	—	(429)	—	(22,172)	22,172	(429)

Operating income	72,137	117,809	2,399	(478)	(74,312)	117,555
Other income, net	—	1,041	4,358	998	—	6,397

Income before provision for income taxes	72,137	118,850	6,757	520	(74,312)	123,952
Provision for income taxes	—	(51,475)	—	(340)	—	(51,815)

Net income	$72,137	$67,375	$6,757	$180	$(74,312)	$72,137

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING STATEMENT OF INCOME

Year Ended December 31, 2002

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$427,492	$85,550	$98,146	$(8,778)	$602,410
Management fees	—	10,892	—	—	—	10,892

	—	438,384	85,550	98,146	(8,778)	613,302

Operating costs
Cost of sales	—	(367,757)	(73,057)	(81,636)	8,716	(513,734)
Sales and marketing	—	(19,337)	(3,395)	(130)	—	(22,862)
General and administrative	—	(39,015)	(319)	(32)	—	(39,366)
Other	—	—	(2,284)	—	—	(2,284)

	—	(426,109)	(79,055)	(81,798)	8,716	(578,246)

Equity in income of unconsolidated joint ventures	—	27,748	—	—	—	27,748

Income from subsidiaries	49,511	7,043	—	—	(56,554)	—

Minority equity in income of consolidated joint ventures	—	—	—	(16,447)	16,447	—

Operating income	49,511	47,066	6,495	(99)	(40,169)	62,804
Other income, net	—	(196)	4,453	720	—	4,977

Income before provision for income taxes	49,511	46,870	10,948	621	(40,169)	67,781
Provision for income taxes	—	(18,020)	—	(250)	—	(18,270)

Net income	$49,511	$28,850	$10,948	$371	$(40,169)	$49,511

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2003

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company

Operating activities:
Net income	$72,137	$67,375	$6,757	$180	$(74,312)	$72,137
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	668	414	—	—	1,082
Equity in income of unconsolidated joint ventures	—	(31,236)	—	—	—	(31,236)
Equity in earnings of subsidiaries	(72,137)	(2,604)	—	—	74,741	—
Minority equity in income of consolidated joint ventures	—	429	—	22,172	(22,172)	429
Provision for income taxes	—	51,475	—	340	—	51,815
Net changes in operating assets and liabilities:
Receivables	—	(13,558)	(1,272)	(2,647)	—	(17,477)
Intercompany receivables/payables	(586)	586	7,457	—	(7,457)	—
Real estate inventories	—	(171,261)	—	(34,661)	—	(205,922)
Deferred loan costs	586	(8,286)	—	—	—	(7,700)
Other assets	—	(2,672)	(1,044)	—	—	(3,716)
Accounts payable	—	2,272	(1,153)	(303)	—	816
Accrued expenses	—	(19,603)	(1,098)	432	—	(20,269)

Net cash (used in) provided by operating activities	—	(126,415)	10,061	(14,487)	(29,200)	(160,041)

Investing activities:
Net change in investments in and advances to unconsolidated joint ventures	—	50,163	864	—	—	51,027
Purchases of property and equipment	—	(291)	(285)	—	—	(576)
Investment in subsidiaries	—	(19,058)	—	—	19,058	—
Advances from (to) affiliates	75,165	(82,207)	—	—	7,042	—

Net cash provided by (used in) investing activities	75,165	(51,393)	579	—	26,100	50,451

Financing activities:
Proceeds from borrowings on notes payable	—	726,146	379,318	—	—	1,105,464
Principal payments on notes payable	—	(833,083)	(387,836)	—	—	(1,220,919)
Repayment of 12 1/2% Senior Notes	(70,279)	—	—	—	—	(70,279)
Issuance of 10 3/4% Senior Notes	—	246,233	—	—	—	246,233
Common stock issued for exercised options	2,294	—	—	—	—	2,294
Common stock purchased	(7,180)	—	—	—	—	(7,180)
Minority interest distributions, net	—	40,672	—	(1,424)	22,172	61,420
Advances from affiliates	—	—	14	19,058	(19,072)	—

Net cash (used in) provided by financing activities	(75,165)	179,968	(8,504)	17,634	3,100	117,033

Net increase in cash and cash equivalents	—	2,160	2,136	3,147	—	7,443
Cash and cash equivalents at beginning of year	—	11,524	2,071	3,099	—	16,694

Cash and cash equivalents at end of year	$—	$13,684	$4,207	$6,246	$—	$24,137

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2002

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company

Operating activities:
Net income	$49,511	$28,850	$10,948	$371	$(40,169)	$49,511
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	983	372	—	—	1,355
Equity in income of unconsolidated joint ventures	—	(27,748)	—	—	—	(27,748)
Equity in earnings of subsidiaries	(49,511)	(7,043)	—	—	56,554	—
Provision for income taxes	—	18,020	—	250	—	18,270
Net changes in operating assets and liabilities:
Receivables	—	(293)	(7,729)	47	—	(7,975)
Intercompany receivables/payables	(1,407)	1,407	(27,920)	85,305	(57,385)	—
Real estate inventories	—	63,826	7,553	(94,505)	—	(23,126)
Deferred loan costs	1,407	83	—	—	—	1,490
Other assets	—	(2,617)	(64)	—	—	(2,681)
Accounts payable	—	3,037	494	4,936	—	8,467
Accrued expenses	—	(8,621)	3,402	(361)	—	(5,580)

Net cash provided by (used in) operating activities	—	69,884	(12,944)	(3,957)	(41,000)	11,983

Investing activities:
Net change in investments in and advances to unconsolidated joint ventures	—	17,000	(401)	—	—	16,599
Purchases of property and equipment	—	(248)	(1,067)	—	—	(1,315)
Investment in subsidiaries	—	(26,442)	—	—	26,442	—
Advances from (to) affiliates	18,452	(59,519)	—	—	41,067	—

Net cash provided by (used in) investing activities	18,452	(69,209)	(1,468)	—	67,509	15,284

Financing activities:
Proceeds from borrowings on notes payable	—	580,585	333,014	—	—	913,599
Principal payments on notes payable	—	(585,268)	(333,723)	(1,038)	—	(920,029)
Common stock issued for exercised options	1,118	—	—	—	—	1,118
Common stock purchased	(19,570)	—	—	—	—	(19,570)
Minority interest distributions, net	—	—	—	(5,442)	—	(5,442)
Advances from affiliates	—	—	13,333	13,176	(26,509)	—

Net cash (used in) provided by financing activities	(18,452)	(4,683)	12,624	6,696	(26,509)	(30,324)

Net (decrease) increase in cash and cash equivalents	—	(4,008)	(1,788)	2,739	—	(3,057)
Cash and cash equivalents at beginning of year	—	15,532	3,859	360	—	19,751

Cash and cash equivalents at end of year	$—	$11,524	$2,071	$3,099	$—	$16,694

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2001

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company

Operating activities:
Net income	$47,678	$44,713	$7,287	$292	$(52,292)	$47,678
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	2,397	122	—	—	2,519
Equity in income of unconsolidated joint ventures	—	(22,414)	30	—	—	(22,384)
Equity in earnings of subsidiaries	(47,678)	(4,614)	—	—	52,292	—
Provision for income taxes	—	5,648	—	199	—	5,847
Net changes in operating assets and liabilities:
Receivables	—	1,124	(4,330)	(183)	—	(3,389)
Intercompany receivables/payables	1,812	(1,812)	(1,506)	(8)	1,514	—
Real estate inventories	—	(16,289)	(7,553)	(7,343)	—	(31,185)
Deferred loan costs	(1,812)	(265)	—	—	—	(2,077)
Other assets	—	(118)	25	—	—	(93)
Accounts payable	—	(7,269)	845	8	—	(6,416)
Accrued expenses	—	977	(515)	871	—	1,333

Net cash provided by (used in) operating activities	—	2,078	(5,595)	(6,164)	1,514	(8,167)

Investing activities:
Net change in investments in and advances to unconsolidated joint ventures	—	2,893	(493)	—	—	2,400
Purchases of property and equipment	—	(503)	(127)	—	—	(630)
Investment in subsidiaries	—	(1,732)	—	—	1,732	—
Advances from (to) affiliates	6,495	(4,959)	—	—	(1,536)	—

Net cash provided by (used in) investing activities	6,495	(4,301)	(620)	—	196	1,770

Financing activities:
Proceeds from borrowings on notes payable	—	468,144	218,459	1,038	—	687,641
Principal payments on notes payable	—	(462,935)	(206,774)	—	—	(669,709)
Repurchase of 12 1/2% Senior Notes	(51,637)	—	—	—	—	(51,637)
Reissuance of 12 1/2% Senior Notes	44,715	—	—	—	—	44,715
Common stock issued for exercised options	427	—	—	—	—	427
Advances (to) from affiliates	—	—	(3,454)	5,164	(1,710)	—

Net cash (used in) provided by financing activities	(6,495)	5,209	8,231	6,202	(1,710)	11,437

Net increase in cash and cash equivalents	—	2,986	2,016	38	—	5,040
Cash and cash equivalents at beginning of year	—	12,546	1,843	322	—	14,711

Cash and cash equivalents at end of year	$—	$15,532	$3,859	$360	$—	$19,751

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Note 10 — Commitments and Contingencies

The Company’s commitments and contingent liabilities include the usual obligations incurred by real estate developers in the normal course of business. In the opinion of management, these matters will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of the Significant Subsidiaries of William Lyon Homes at December 31, 2001, and the combined results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

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

EXHIBIT INDEX

Exhibit Number	Description
2.1(1)	Certificate of Ownership and Merger.

3.1(2)	Certificate of Incorporation of the Company.

3.3(2)	Bylaws of the Company.

4.1(2)	Specimen certificate of Common Stock.

4.2(3)	Indenture dated as of March 17, 2003 governing the 10 3/4% Senior Notes due 2013 among William Lyon Homes, Inc. as Issuer, William Lyon Homes, California Equity Funding, Inc., Carmel Mountain Ranch, Duxford Financial, Inc., HSP Inc., Mountain Gate Ventures, Inc., OX I Oxnard, L.P., PH-LP Ventures, PH-Rielly Ventures, PH Ventures—San Jose, Presley CMR, Inc., Presley Homes, St. Helena Westminster Estates, LLC, Sycamore CC, Inc. and William Lyon Southwest, Inc. as Guarantors and U.S. Bank National Association, as Trustee.

4.3(3)	Form of 10 3/4% Senior Notes (included in Exhibit 4.2).

4.4(3)	Form of Notation of Guarantee (included in Exhibit 4.2).

4.5(15)	Indenture dated as of February 6, 2004 governing the 7 1/2% Senior Notes due 2014 among William Lyon Homes, Inc. as Issuer, William Lyon Homes, California Equity Funding, Inc., Duxford Financial, Inc., HSP Inc., Lyon Montecito, LLC, OX I Oxnard, L.P., PH-LP Ventures, PH-Rielly Ventures, PH Ventures—San Jose, Presley CMR, Inc., Presley Homes, St. Helena Westminster Estates, LLC, Sycamore CC, Inc., The Ranch Golf Club Co. and William Lyon Southwest, Inc. as Guarantors and U.S. Bank National Association, as Trustee.

4.6(15)	Form of 7 1/2% Senior Note (included in Exhibit 4.5).

4.7(15)	Form of Notation of Guarantee (included in Exhibit 4.5).

10.1(4)	Form of Indemnity Agreement, between the Company and the Directors and Officers of the Company.

10.2(2)	Purchase Agreement and Escrow Instructions dated October 7, 1999 among The Presley Companies, Presley Homes, William Lyon Homes, Inc., William Lyon and William H. Lyon.

10.3(4)	Property Management Agreement between Corporate Enterprises, Inc., a California corporation (Owner) and William Lyon Homes, Inc., a California corporation (Manager) dated and effective November 5, 1999.

10.4(4)	Warranty Service Agreement between Corporate Enterprises, Inc., a California corporation and William Lyon Homes, Inc., a California corporation dated and effective November 5, 1999.

10.5(5)	Loan Agreement dated as of September 25, 2000 between William Lyon Homes, Inc., a California corporation, the “Borrower,” and Residential Funding Corporation, a Delaware corporation, “Lender.”

10.6(6)	First Amendment to Loan Agreement, dated as of July 13, 2001, between William Lyon Homes, Inc., a California corporation, as borrower, and RFC Construction Funding Corp., a Delaware corporation, as lender.

10.7(6)	Second Amendment to Loan Agreement and to Other Loan Documents, dated as of March 28, 2002, between William Lyon Homes, Inc., a California corporation, as borrower, and RFC Construction Funding Corp., a Delaware corporation, as lender.
10.8(6)	Third Amendment to Loan Agreement and to Other Loan Documents, dated as of January 10, 2003, between William Lyon Homes, Inc., a California corporation, as borrower, and RFC Construction Funding Corp., a Delaware corporation, as lender.

10.9(6)	Fourth Amendment to Loan Agreement, dated as of January 23, 2003, between William Lyon Homes, Inc., a California corporation, as borrower, and RFC Construction Funding Corp., a Delaware corporation, as lender.

Exhibit Number	Description

10.10(5)	Master Loan Agreement dated as of August 31, 2000 by and between William Lyon Homes, Inc., a California corporation (“Borrower”) and Guaranty Federal Bank, F.S.B., a federal savings bank organized and existing under the laws of the United States (“Lender”).

10.11(7)	Agreement for First Modification of Deeds of Trust and Other Loan Instruments, dated as of June 8, 2001, by and between William Lyon Homes, Inc., a California corporation, as borrower, and Guaranty Bank, a federal savings bank organized and existing under the laws of the United States (formerly known as “Guaranty Federal Bank, F.S.B.”), as lender.

10.12(6)	Agreement for Second Modification of Deeds of Trust and Other Loan Instruments, dated as of July 23, 2001, by and between William Lyon Homes, Inc., a California corporation, as borrower, and Guaranty Bank, a federal savings bank organized and existing under the laws of the United States (formerly known as “Guaranty Federal Bank, F.S.B.”), as lender.

10.13(6)	Agreement for Third Modification of Deeds of Trust and Other Loan Instruments, dated as of December 19, 2001, by and between William Lyon Homes, Inc., a California corporation, as borrower, and Guaranty Bank, a federal savings bank organized and existing under the laws of the United States (formerly known as “Guaranty Federal Bank, F.S.B.”), as lender.

10.14(6)	Agreement for Fourth Modification of Deeds of Trust and Other Loan Instruments, dated as of May 29, 2002, by and between William Lyon Homes, Inc., a California corporation, as borrower, and Guaranty Bank, a federal savings bank organized and existing under the laws of the United States (formerly known as “Guaranty Federal Bank, F.S.B.”), as lender.

10.15(8)	Agreement for Fifth Modification of Deeds of Trust and Other Loan Agreements, dated as of June 6, 2003, by and between William Lyon Homes, Inc., a California corporation, as borrower, and Guaranty Bank, a federal savings bank organized and existing under the laws of the United States (formerly known as “Guaranty Federal Bank, F.S.B.”), as lender.

10.16(15)	Agreement for Sixth Modification of Deeds of Trust and Other Loan Agreements, dated as of November 14, 2003, by and between William Lyon Homes, Inc., a California corporation, as borrower, and Guaranty Bank, a federal savings bank organized and existing under the laws of the United States (formerly known as “Guaranty Federal Bank, F.S.B.”), as lender.

10.17(5)	Revolving Line of Credit Loan Agreement (Borrowing Base Loan) by and between California Bank & Trust, a California banking corporation, and William Lyon Homes, Inc., a California corporation, dated as of September 21, 2000.

10.18(9)	Agreement to Modify Loan Agreement, Promissory Note and Deed of Trust, dated as of September 18, 2002, by and between William Lyon Homes, Inc., a California corporation, as borrower, and California Bank & Trust, a California banking corporation, as lender.

10.19(6)	Second Agreement to Modify Loan Agreement, Promissory Note and Deed of Trust, dated as of December 13, 2002, by and between William Lyon Homes, Inc., a California corporation, as borrower, and California Bank & Trust, a California banking corporation, as lender.

10.20(15)	Third Agreement to Modify Loan Agreement, Promissory Note and Deed of Trust, dated as of January 26, 2004, by and between William Lyon Homes, Inc., a California corporation, as borrower, and California Bank & Trust, a California banking corporation, as lender.

10.21(5)	Option Agreement and Escrow Instructions between William Lyon Homes, Inc., a California corporation and Lathrop Investment, L.P., a California limited partnership dated as of October 24, 2000.

10.22(10)	William Lyon Homes 2000 Stock Incentive Plan.

10.23(11)	Form of Stock Option Agreements.
10.24(11)	William Lyon Homes, Inc. 2000 Cash Bonus Plan.

10.25(11)	Standard Industrial/Commercial Single-Tenant Lease — Net Between William Lyon Homes, Inc. and a trust of which William H. Lyon is the sole beneficiary.

10.26(12)	William Lyon Homes Executive Deferred Compensation Plan effective as of February 11, 2002.

10.27(13)	William Lyon Homes Outside Directors Deferred Compensation Plan effective as of February 11, 2002.

Exhibit Number	Description

10.28(6)	The Presley Companies Non-Qualified Retirement Plan for Outside Directors.

10.29(15)	Underwriting Agreement dated as of March 12, 2003 among William Lyon Homes, Inc. as Company, William Lyon Homes, California Equity Funding, Inc., Carmel Mountain Ranch, Duxford Financial, Inc., HSP Inc., Mountain Gate Ventures, Inc., OX I Oxnard, L.P., PH-LP Ventures, PH-Rielly Ventures, PH Ventures—San Jose, Presley CMR, Inc., Presley Homes, St. Helena Westminster Estates, LLC, Sycamore CC, Inc. and William Lyon Southwest, Inc. as Guarantors and UBS Warburg, LLC and Salomon Smith Barney Inc. as Underwriters.

10.30(8)	Mortgage Warehouse Loan and Security Agreement dated as of June 1, 2003 between Duxford Financial, Inc., and Bayport Mortgage, L.P. as Borrower and first Tennessee Bank as Lender.

10.31(14)	Credit Agreement dated August 29, 2003 between Duxford Financial, Inc. and Bayport Mortgage, L.P. as Borrower and Guaranty Bank as Lender.

10.32(15)	Amendment No. 1 to Credit Agreement dated as of January 27, 2004 between Duxford Financial, Inc. and Bayport Mortgage, L.P. as Borrower and Guaranty Bank as Lender.

10.33(15)	Purchase Agreement dated as of January 28, 2004 among William Lyon Homes, Inc. as Company, William Lyon Homes, California Equity Funding, Inc., Duxford Financial, Inc., HSP Inc., Lyon Montecito, LLC, OX I Oxnard, L.P., PH-LP Ventures, PH-Rielly Ventures, PH Ventures—San Jose, Presley CMR, Inc., Presley Homes, St. Helena Westminster Estates, LLC, Sycamore CC, Inc., The Ranch Golf Club Co. and William Lyon Southwest, Inc. as Guarantors and UBS Securities LLC, as Initial Purchaser.

10.34(15)	Registration Rights Agreement dated as of February 6, 2004 among William Lyon Homes, Inc. as Company, William Lyon Homes, California Equity Funding, Inc., Duxford Financial, Inc., HSP Inc., Lyon Montecito, LLC, OX I Oxnard, L.P., PH-LP Ventures, PH-Rielly Ventures, PH Ventures—San Jose, Presley CMR, Inc., Presley Homes, St. Helena Westminster Estates, LLC, Sycamore CC, Inc., The Ranch Golf Club Co. and William Lyon Southwest, Inc. as Guarantors and UBS Securities, LLC, as Initial Purchaser.

12.1 (15)	Statement of Ratio of Earnings to Fixed Charges.

21.1 (15)	List of Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed January 5, 2000 and incorporated herein by this reference.

(2)	Previously filed in connection with the Company’s Registration Statement on Form S-4, and amendments thereto, (S.E.C. Registration No. 333-88569) and incorporated herein by this reference.

(3)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 and incorporated herein by this reference.

(4)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by this reference.

(5)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 and incorporated herein by this reference.

(6)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by this reference.

(7)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by this reference.

(8)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 and incorporated herein by this reference.

(9)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 and incorporated herein by this reference.

(10)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-8 (SEC Registration No. 333-50232) filed on November 17, 2000 and incorporated herein by this reference.

(11)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by this reference.

(12)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-8 (SEC Registration No. 333-82448) filed on February 8, 2002 and incorporated herein by this reference.

(13)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by this reference.

(14)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 and incorporated herein by this reference.

(15)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by this reference.