Form 10-Q
period 2004-06-30
WILLIAM LYON HOMES
filed 2004-08-06
CIK 1095996

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

YES  ☒                    NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES  ☒                    NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at August 1, 2004
Common stock, par value $.01	9,887,736

WILLIAM LYON HOMES

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements.

WILLIAM LYON HOMES

CONSOLIDATED BALANCE SHEETS

(in thousands except number of shares and par value per share)

ASSETS
	June 30, 2004	December 31, 2003
	(unaudited)
	(Note 2)
Cash and cash equivalents	$28,117	$24,137
Receivables	32,339	46,211
Real estate inventories — Notes 2 and 3	1,163,217	698,047
Investments in and advances to unconsolidated joint ventures — Note 3	19,991	45,613
Property and equipment, less accumulated depreciation of $6,969 and $6,517 at June 30, 2004 and December 31, 2003, respectively	17,219	1,625
Deferred loan costs	11,859	9,041
Goodwill — Note 1	5,896	5,896
Other assets	18,367	19,036

	$1,297,005	$849,606

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$58,013	$35,697
Accrued expenses	81,171	92,636
Notes payable	265,362	80,331
10 3/4% Senior Notes due April 1, 2013 — Note 4	246,523	246,406
7 1/2% Senior Notes due February 15, 2014 — Note 4	150,000	—

	801,069	455,070

Minority interest in consolidated entities — Notes 2 and 3	193,353	142,496

Stockholders’ equity — Note 6
Common stock, par value $.01 per share; 30,000,000 shares authorized; 9,887,736 and 9,787,440 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	99	98
Additional paid-in capital	110,803	106,818
Retained earnings	191,681	145,124

	302,583	252,040

	$1,297,005	$849,606

See accompanying notes.

WILLIAM LYON HOMES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands except per common share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Note 2)		(Note 2)
Operating revenue
Home sales	$367,060	$139,681	$621,608	$210,104
Lots, land and other sales	17,423	17,000	17,423	17,000
Management fees	—	2,053	—	4,091

	384,483	158,734	639,031	231,195

Operating costs
Cost of sales — homes	(282,828)	(115,444)	(483,264)	(173,817)
Cost of sales — lots, land and other	(13,826)	(10,779)	(13,826)	(10,802)
Sales and marketing	(12,879)	(6,222)	(23,292)	(10,298)
General and administrative	(17,054)	(11,327)	(30,718)	(21,166)
Other	(434)	(487)	(767)	(923)

	(327,021)	(144,259)	(551,867)	(217,006)

Equity in (loss) income of unconsolidated joint ventures — Note 3	(87)	7,605	(183)	15,076

Minority equity in (income) loss of consolidated entities — Note 2	(6,652)	12	(10,912)	12

Operating income	50,723	22,092	76,069	29,277
Other income, net	1,300	1,244	1,705	2,320

Income before provision for income taxes	52,023	23,336	77,774	31,597
Provision for income taxes — Note 1	(20,875)	(9,544)	(31,217)	(12,923)

Net income	$31,148	$13,792	$46,557	$18,674

Earnings per common share — Note 1
Basic	$3.16	$1.40	$4.74	$1.91

Diluted	$3.14	$1.38	$4.70	$1.87

See accompanying notes.

WILLIAM LYON HOMES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2004

(in thousands)

(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total
	Shares	Amount
Balance — December 31, 2003	9,787	$98	$106,818	$145,124	$252,040
Issuance of common stock upon exercise of stock options and related income tax benefit — Note 6	101	1	3,985	—	3,986
Net income	—	—	—	46,557	46,557

Balance — June 30, 2004	9,888	$99	$110,803	$191,681	$302,583

See accompanying notes.

WILLIAM LYON HOMES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2004	2003
	(Note 2)
Operating activities
Net income	$46,557	$18,674
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	452	633
Equity in loss (income) of unconsolidated joint ventures	183	(15,076)
Minority equity in income (loss) of consolidated entities	10,912	(12)
Provision for income taxes	31,217	12,923
Net changes in operating assets and liabilities:
Receivables	16,131	12,550
Real estate inventories	(304,929)	(196,260)
Deferred loan costs	(381)	(7,833)
Other assets	669	(1,912)
Accounts payable	16,037	16,014
Accrued expenses	(42,358)	(5,976)

Net cash used in operating activities	(225,510)	(166,275)

Investing activities
Investments in and advances to unconsolidated joint ventures	(7,031)	(6,397)
Distributions of income from unconsolidated joint ventures	—	16,834
Distributions of capital from unconsolidated joint ventures	6,166	14,107
Purchases of property and equipment	(16,046)	(235)

Net cash (used in) provided by investing activities	(16,911)	24,309

Financing activities
Proceeds from borrowing on notes payable	845,430	398,447
Principal payments on notes payable	(750,651)	(455,320)
Repayment of 12 1/2% Senior Notes	—	(70,279)
Issuance of 10 3/4% Senior Notes	—	246,233
Issuance of 7 1/2% Senior Notes	147,563	—
Minority interest contributions (distributions), net	3,157	15,877
Common stock issued for exercised options	902	1,392

Net cash provided by financing activities	246,401	136,350

Net increase (decrease) in cash and cash equivalents	3,980	(5,616)
Cash and cash equivalents — beginning of period	24,137	16,694

Cash and cash equivalents — end of period	$28,117	$11,078

Supplemental disclosures of cash flow information
Cash paid during the period for interest, net of amounts capitalized	$(7,197)	$(5,147)

Income tax benefit credited to additional paid-in capital in connection with stock option exercises	$3,084	$—

Non-cash effect of consolidation of previously unconsolidated joint ventures	$26,304	$—

See accompanying notes.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 — Basis of Presentation and Significant Accounting Policies

William Lyon Homes, a Delaware corporation, and subsidiaries (the “Company”) are primarily engaged in designing, constructing and selling single family detached and attached homes in California, Arizona and Nevada.

The unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The consolidated financial statements included herein should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as amended.

The interim consolidated financial statements have been prepared in accordance with the Company’s customary accounting practices. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a presentation in accordance with accounting principles generally accepted in the United States have been included. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities as of June 30, 2004 and December 31, 2003 and revenues and expenses for the periods presented. Accordingly, actual results could differ materially from those estimates in the near-term.

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

The Company evaluates performance and allocates resources primarily based on the operating income of individual home building projects. Operating income is defined by the Company as operating revenue less operating costs plus equity in income of unconsolidated joint ventures less minority equity in income of consolidated entities. Accordingly, operating income excludes certain income and expense items included in the determination of net income. All other segment measurements are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as amended.

Management fees represent fees earned from unconsolidated joint ventures in accordance with joint venture and/or operating agreements.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

The amount paid for business acquisitions over the net fair value of assets acquired and liabilities assumed is reflected as goodwill and is subject to impairment tests in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. As of June 30, 2004, the Company believes there have been no indicators of impairment related to the Company’s goodwill.

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

	June 30,
	2004	2003
Warranty liability, beginning of period	$7,267	$4,287
Warranty liability from consolidated entities as of January 1, 2004—Note 2	1,664	—
Warranty provision during period	5,957	1,704
Warranty settlements during period	(5,565)	(2,733)

Warranty liability, end of period	$9,323	$3,258

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

Earnings per share amounts for all periods presented conform to Financial Accounting Standards Board Statement of Financial Accounting Standards No. 128, Earnings Per Share. Basic and diluted earnings per common share for the three months ended June 30, 2004 are based on 9,851,076 and 9,931,572 weighted average shares of common stock outstanding, respectively. Basic and diluted earnings per common share for the six months ended June 30, 2004 are based on 9,825,872 and 9,905,676 weighted average shares of common stock outstanding, respectively. Basic and diluted earnings per common share for the three months ended June 30, 2003 are based on 9,823,507 and 10,026,746 weighted average shares of common stock outstanding, respectively. Basic and diluted earnings per common share for the six months ended June 30, 2003 are based on 9,781,937 and 9,974,030 weighted average shares of common stock outstanding, respectively.

At June 30, 2004, the Company had stock plans, which are described more fully in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as amended. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per common share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, to stock-based employee plans (in thousands, except per common share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income, as reported	$31,148	$13,792	$46,557	$18,674
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(6)	(162)	(22)	(397)

Net income, as adjusted	$31,142	$13,630	$46,535	$18,277

Earnings per common share:
Basic — as reported	$3.16	$1.40	$4.74	$1.91

Basic — as adjusted	$3.16	$1.39	$4.74	$1.87

Diluted — as reported	$3.14	$1.38	$4.70	$1.87

Diluted — as adjusted	$3.14	$1.36	$4.70	$1.83

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Interpretation No. 46. If the Company is determined to be the primary beneficiary of the VIE, the assets, liabilities and operations of the VIE will be consolidated with the Company’s financial statements.

Based on the Company’s analysis of arrangements created after January 31, 2003, no VIEs had been created for the period from February 1, 2003 through June 30, 2003 with respect to option agreements or land banking arrangements as identified under clauses (i) and (ii) of the previous paragraph. At June 30, 2003, three joint ventures created after January 31, 2003 have been determined to be VIEs under Interpretation No. 46 in which the Company is considered the primary beneficiary. Accordingly, the assets, liabilities and operations of these three joint ventures have been consolidated with the Company’s financial statements as of June 30, 2003 and for the three and six months ended June 30, 2003. At December 31, 2003, certain joint ventures and one land banking arrangement created after January 31, 2003 had been determined to be VIEs under Interpretation No. 46 in which the Company is considered the primary beneficiary. Accordingly, the assets, liabilities and operations of these joint ventures and land banking arrangement were consolidated with the Company’s financial statements as of December 31, 2003 and for the period then ended. Effective January 1, 2004, certain additional joint ventures and land banking arrangements created prior to February 1, 2003 have been determined to be VIEs under Interpretation No. 46 in which the Company is considered the primary beneficiary. Accordingly, the assets, liabilities and operations of all of these joint ventures and land banking arrangements have been consolidated with the Company’s financial statements as of January 1, 2004 and for the three and six months ended June 30, 2004. Supplemental consolidating financial information of the Company, specifically including information for the joint ventures and land banking arrangements consolidated under Interpretation No. 46 and for two joint ventures which were previously consolidated (see Note 2), is presented below to provide additional information as to the nature of assets held and the operations of the consolidated entities. Investments in consolidated joint ventures in the separate financial statements of wholly-owned entities are presented below using the equity method of accounting. Consolidated real estate inventories include land deposits under option agreements or land banking arrangements (excluding the consolidated land banking arrangements as previously described in this paragraph) of $23,991,000 and $37,293,000 at June 30, 2004 and December 31, 2003, respectively.

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

The Company enters into purchase agreements with various land sellers. In some instances, and as a method of acquiring land in staged takedowns, thereby minimizing the use of funds from the Company’s revolving credit facilities and other corporate financing sources and limiting the Company’s risk, the Company transfers its right in such purchase agreements to entities owned by third parties (land banking arrangements). These entities use equity contributions and/or incur debt to finance the acquisition and development of the lots. The entities grant the Company an option to acquire lots in staged takedowns. In consideration for this option, the Company makes a non-refundable deposit equal to 20% or less of the total purchase price. Additionally, the Company may be subject to other penalties if lots are not acquired. The Company is under no obligation to purchase the balance of the lots, but would forfeit remaining deposits and be subject to penalties if the lots were not purchased. The Company does not have legal title to these entities or their assets and has not guaranteed their liabilities. These land banking arrangements help the Company manage the financial and market risk associated with land holdings. The use of these land banking arrangements is dependent on, among other things, the availability of

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

capital to the option provider, general housing market conditions and geographic preferences. Interpretation No. 46 requires the consolidation of the assets, liabilities and operations of two of the Company’s land banking arrangements including, as of June 30, 2004, real estate inventories of $34,184,000, and notes payable of $3,921,000. Summary information with respect to the Company’s consolidated land banking arrangements is as follows as of June 30, 2004 (dollars in thousands):

Total number of consolidated land banking projects	2

Total number of lots	508

Total purchase price	$77,543

Balance of lots still under option and not purchased:
Number of lots	321

Purchase price	$48,255

Forfeited deposits and penalties if lots were not purchased	$12,592

One of the land banking arrangements which has been determined to be a VIE was entered into effective on September 29, 2003. Under this arrangement, the Company transferred to an entity owned by a third party the Company’s right to purchase certain real estate assets (lots) from a joint venture whose financial statements have previously been consolidated with the Company’s financial statements (see Note 3). Concurrently, the Company entered into an option agreement with the entity owned by a third party whereby the Company agreed to acquire lots in staged takedowns through August 15, 2005. The Company made a non-refundable deposit of $14,418,000 and the entity owned by a third party made an equity contribution of $42,214,000 to purchase the lots from the joint venture for a total price of $56,632,000 (which included a $16,441,000 preferred return to the outside partner of the joint venture). The Company is under no obligation to purchase the lots, but would forfeit remaining deposits if the lots were not purchased. The Company does not have legal title to the entity owned by a third party and has not guaranteed its liabilities. The total purchase price under the option agreement is $60,848,550 plus a 10 1/4% preferred return on invested capital to the outside third party. The property consists of 128 single-family lots and 22 high-density lots on which the Company will construct 128 single-family homes on the single-family lots and 44 duplex condominium units on the high-density lots. The homes are expected to be constructed and sold in phases over a two-to-three year period with approximate base sales prices ranging from $755,000 to $1,020,000. As of June 30, 2004, sixty-eight lots have been taken down and no homes have closed. The intercompany sales and related profits have been eliminated in consolidation.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET BY FORM OF OWNERSHIP

(in thousands)

	June 30, 2004
		Consolidated Entities
	Wholly- Owned	Variable Interest Entities Under Interpretation No. 46	Joint Ventures Previously Consolidated	Eliminating Entries	Consolidated Total

ASSETS

Cash and cash equivalents	$20,828	$7,242	$47	$—	$28,117
Receivables	29,817	2,522	—	—	32,339
Real estate inventories	764,448	392,569	6,200	—	1,163,217
Investments in and advances to unconsolidated joint ventures	19,991	—	—	—	19,991
Investments in consolidated entities	93,105	—	—	(93,105)	—
Other assets	53,341	—	—	—	53,341
Intercompany receivables	—	—	3,059	(3,059)	—

	$981,530	$402,333	$9,306	$(96,164)	$1,297,005

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued expenses	$116,672	$22,415	$97	$—	$139,184
Notes payable	165,169	100,193	—	—	265,362
10 3/4% Senior Notes due April 1, 2013	246,523	—	—	—	246,523
7 1/2% Senior Notes due February 15, 2014	150,000	—	—	—	150,000
Intercompany payables	583	2,476	—	(3,059)	—

Total liabilities	678,947	125,084	$97	(3,059)	801,069
Minority interest in consolidated entities	—	—	—	193,353	193,353
Owners’ capital
William Lyon Homes	—	91,824	1,281	(93,105)	—
Others	—	185,425	7,928	(193,353)	—
Stockholders’ equity	302,583	—	—	—	302,583

	$981,530	$402,333	$9,306	$(96,164)	$1,297,005

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

CONDENSED CONSOLIDATING STATEMENT OF INCOME BY FORM OF OWNERSHIP

(in thousands)

	Three Months Ended June 30, 2004
	Wholly- Owned	Consolidated Entities		Eliminating Entries	Consolidated Total
		Variable Interest Entities Under Interpretation No. 46	Joint Ventures Previously Consolidated
Operating revenue
Sales	$302,546	$81,937	$10,497	$(10,497)	$384,483
Management fees	2,327	—	—	(2,327)	—

	304,873	81,937	10,497	(12,824)	384,483

Operating costs
Cost of sales	(234,755)	(64,226)	(10,497)	12,824	(296,654)
Sales and marketing	(10,067)	(2,812)	—	—	(12,879)
General and administrative	(17,054)	—	—	—	(17,054)
Other	(434)	—	—	—	(434)

	(262,310)	(67,038)	(10,497)	12,824	(327,021)

Equity in loss of unconsolidated joint ventures	(87)	—	—	—	(87)

Equity in income of consolidated entities	8,258	—	—	(8,258)	—

Minority equity in income of consolidated entities	—	—	—	(6,652)	(6,652)

Operating income	50,734	14,899	—	(14,910)	50,723
Other income, net	1,289	11	—	—	1,300

Income before provision for income taxes	52,023	14,910	—	(14,910)	52,023
Provision for income taxes	(20,875)	—	—	—	(20,875)

Net income	$31,148	$14,910	$—	$(14,910)	$31,148

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

CONDENSED CONSOLIDATING STATEMENT OF INCOME BY FORM OF OWNERSHIP

(in thousands)

	Three Months Ended June 30, 2003
		Consolidated Entities
	Wholly- Owned	Variable Interest Entities Under Interpretation No. 46	Joint Ventures Previously Consolidated	Elimination Entries	Consolidated Total
Operating revenue
Sales	$156,681	$—	$10,450	$(10,450)	$156,681
Management fees	2,053	—	—	—	2,053

	158,734	—	10,450	(10,450)	158,734

Operating costs
Cost of sales	(126,223)	—	(10,450)	10,450	(126,223)
Sales and marketing	(6,028)	(111)	(83)	—	(6,222)
General and administrative	(11,327)	—	—	—	(11,327)
Other	(487)	—	—	—	(487)

	(144,065)	(111)	(10,533)	10,450	(144,259)

Equity in income of unconsolidated joint ventures	7,605	—	—	—	7,605

Equity in loss of consolidated entities	(170)	—	—	170	—

Minority equity in income of consolidated entities	—	—	—	12	12

Operating income (loss)	22,104	(111)	(83)	182	22,092
Other income, net	1,232	6	6	—	1,244

Income (loss) before provision for income taxes	23,336	(105)	(77)	182	23,336
Provision for income taxes	(9,544)	—	—	—	(9,544)

Net income (loss)	$13,792	$(105)	$(77)	$182	$13,792

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

CONDENSED CONSOLIDATING STATEMENT OF INCOME BY FORM OF OWNERSHIP

(in thousands)

	Six Months Ended June 30, 2004
	Wholly- Owned	Consolidated Entities		Eliminating Entries	Consolidated Total
		Variable Interest Entities Under Interpretation No. 46	Joint Ventures Previously Consolidated
Operating revenue
Sales	$496,117	$142,914	$22,371	$(22,371)	$639,031
Management fees	4,191	—	—	(4,191)	—

	500,308	142,914	22,371	(26,562)	639,031

Operating costs
Cost of sales	(388,019)	(113,262)	(22,371)	26,562	(497,090)
Sales and marketing	(17,933)	(5,359)	—	—	(23,292)
General and administrative	(30,718)	—	—	—	(30,718)
Other	(767)	—	—	—	(767)

	(437,437)	(118,621)	(22,371)	26,562	(551,867)

Equity in loss of unconsolidated joint ventures	(183)	—	—	—	(183)

Equity in income of consolidated entities	13,410	—	—	(13,410)	—

Minority equity in income of consolidated entities	—	—	—	(10,912)	(10,912)

Operating income	76,098	24,293	—	(24,322)	76,069
Other income, net	1,676	29	—	—	1,705

Income before provision for income taxes	77,774	24,322	—	(24,322)	77,774
Provision for income taxes	(31,217)	—	—	—	(31,217)

Net income	$46,557	$24,322	$—	$(24,322)	$46,557

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

CONDENSED CONSOLIDATING STATEMENT OF INCOME BY FORM OF OWNERSHIP

(in thousands)

	Six Months Ended June 30, 2003
		Consolidated Entities
	Wholly- Owned	Variable Interest Entities Under Interpretation No. 46	Joint Ventures Previously Consolidated	Elimination Entries	Consolidated Total
Operating revenue
Sales	$227,104	$—	$23,242	$(23,242)	$227,104
Management fees	4,091	—	—	—	4,091

	231,195	—	23,242	(23,242)	231,195

Operating costs
Cost of sales	(184,619)	—	(23,242)	23,242	(184,619)
Sales and marketing	(9,939)	(111)	(248)	—	(10,298)
General and administrative	(21,166)	—	—	—	(21,166)
Other	(923)	—	—	—	(923)

	(216,647)	(111)	(23,490)	23,242	(217,006)

Equity in income of unconsolidated joint ventures	15,076	—	—	—	15,076

Equity in loss of consolidated entities	(328)	—	—	328	—

Minority equity in income of consolidated entities	—	—	—	12	12

Operating income (loss)	29,296	(111)	(248)	340	29,277
Other income, net	2,301	6	13	—	2,320

Income (loss) before provision for income taxes	31,597	(105)	(235)	340	31,597
Provision for income taxes	(12,923)	—	—	—	(12,923)

Net income (loss)	$18,674	$(105)	$(235)	$340	$18,674

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 3 — Investments in and Advances to Unconsolidated Joint Ventures

The Company and certain of its subsidiaries are general partners or members in joint ventures involved in the development and sale of residential projects. The consolidated financial statements of the Company include the accounts of the Company, all majority-owned and controlled subsidiaries and certain joint ventures which have been determined to be variable interest entities in which the Company is considered the primary beneficiary (see Note 2). The financial statements of joint ventures which have not been determined to be variable interest entities in which the Company is considered the primary beneficiary are not consolidated with the Company’s financial statements. The Company’s investments in unconsolidated joint ventures are accounted for using the equity method. Condensed combined financial information of these unconsolidated joint ventures as of June 30, 2004 and December 31, 2003 is summarized as follows:

CONDENSED COMBINED BALANCE SHEETS

(in thousands)

	June 30, 2004	December 31, 2003
	(unaudited)
	(Note 2)
ASSETS
Cash and cash equivalents	$491	$4,973
Receivables	49	2,339
Real estate inventories	43,931	187,048
Investment in unconsolidated joint venture	23,126	22,804
Other assets	37	—

	$67,634	$217,164

LIABILITIES AND OWNERS’ CAPITAL
Accounts payable	$320	$6,408
Accrued expenses	—	2,645
Amounts payable to William Lyon Homes	—	115
Notes payable	28,692	111,273
Advances from William Lyon Homes	—	2,668

	29,012	123,109

Owners’ capital
William Lyon Homes	19,991	42,945
Others	18,631	51,110

	38,622	94,055

	$67,634	$217,164

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONDENSED COMBINED STATEMENTS OF INCOME

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Note 2)		(Note 2)
Operating revenue
Home sales	$—	$69,978	$—	$139,339
Land sales	—	8,440	—	8,440

	—	78,418	—	147,779

Operating costs
Cost of sales — homes	—	(53,884)	—	(107,677)
Cost of sales — land	—	(8,132)	—	(8,132)
Sales and marketing	(21)	(2,052)	(21)	(4,095)

Operating (loss) income	(21)	14,350	(21)	27,875
Other expense, net	(153)	(409)	(345)	(200)

Net (loss) income	$(174)	$13,941	$(366)	$27,675

Allocation to owners
William Lyon Homes	$(87)	$7,605	$(183)	$15,076
Others	(87)	6,336	(183)	12,599

	$(174)	$13,941	$(366)	$27,675

Income allocations and cash distributions to the Company are based on predetermined formulas between the Company and the joint venture partners as specified in the applicable partnership or operating agreements. The Company generally receives, after partners’ priority returns and return of partners’ capital, approximately 50% of the profits and cash flows from joint ventures.

During the year ended December 31, 2002, one of the Company’s joint ventures (“Existing Venture”) was restructured such that the Company was required to purchase the 538 lots owned by the Existing Venture on a specified takedown basis through October 15, 2003 at a purchase price equal to the future cost of such lots including a 20% preferred return on invested capital to the outside partner of the Existing Venture. During the year ended December 31, 2002, the first 242 lots were purchased from the Existing Venture for $64,468,000, which included a $12,493,000 preferred return to the outside partner of the Existing Venture. The 242 lots were purchased by a newly formed joint venture (“New Venture”) between the Company and an outside partner. The Company was required to and did purchase the 242 lots owned by the New Venture on a specified takedown basis through May 15, 2004 at a purchase price equal to $74,210,000 plus a 13 1/2% preferred return on invested capital to the outside partner of the New Venture. Because the Company was required to purchase the lots owned by both the Existing Venture and the New Venture, and the Company now controls both ventures, the financial statements of both ventures have been consolidated with the Company’s financial statements. During the year ended December 31, 2002, an additional 44 lots were purchased from the Existing Venture for $19,765,000, which included a $3,953,000 preferred return to the outside partner of the Existing Venture. The 44 lots were purchased through a land banking arrangement (see Note 2 for additional information regarding the Company’s land banking arrangements). During the year ended December 31, 2003, an additional 219 lots were purchased from the Existing Venture for $74,896,000, which included a $21,743,000 preferred return to the outside partner of the Existing Venture. These purchases included (1) 172 lots which were purchased from the

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Existing Venture under a land banking arrangement (see Note 2) for $56,632,000, which included a $16,441,000 preferred return to the outside partner of the Existing Venture and (2) 47 lots which were purchased by the New Venture from the Existing Venture for $18,264,000, which included a $5,302,000 preferred return to the outside partner of the Existing Venture. During the year ended December 31, 2003, the Company purchased 175 lots from the New Venture for $54,543,000, all of which was paid to the outside partner as a return of capital. During the three and six months ended June 30, 2004, the Company purchased 31 and 73 lots, respectively from the New Venture for $10,497,000 and $22,371,000, respectively. The intercompany sales and related profits have been eliminated in consolidation.

During the year ended December 31, 2003, the Company’s wholly-owned subsidiary William Lyon Homes Inc., a California corporation, (“California Lyon”), and two unaffiliated parties formed a series of limited liability companies (“Development LLCs”) for the purpose of acquiring three parcels of land totaling 236 acres in Irvine and Tustin, California (formerly part of the Tustin Marine Corps Air Station) and developing the land into 1,910 residential homesites. The development process is anticipated to be completed by the end of 2004 at which time California Lyon will be required under certain specific conditions to purchase approximately one half in value of the lots. California Lyon has a 12 1/2% indirect, minority interest in the Development LLCs, which are the borrowers under two secured lines of credit. Advances under the lines of credit are to be used to pay acquisition and development costs and expenses. The lines of credit are secured by deeds of trust on the real property and improvements thereon owned by the applicable Development LLCs, as well as pledges of all net sale proceeds, related contracts and other ancillary property. The maximum commitment amounts under the lines of credit are limited by specified agreed loan-to-value ratios. The maximum commitment amount under the line of credit that closed in January 2003 (“First Line of Credit”) is $35,000,000. Subject to specified terms and conditions, California Lyon and the other direct and indirect members of the Development LLC that is the borrower under the First Line of Credit, including certain affiliates of such other members, each (i) have guaranteed to the bank the repayment of the Development LLC’s indebtedness under the First Line of Credit, completion of certain infrastructure improvements to the land, payment of necessary loan remargining obligations, and the Development LLC’s performance under its environmental indemnity and covenants, and (ii) have agreed to take all actions and pay all amounts to assure that the Development LLC is in compliance with financial covenants. The First Line of Credit matures in January 2005, but may be extended to July 2005, subject to specified terms and conditions. The maximum commitment amount under the line of credit that closed in March 2003 (“Second Line of Credit”) is $105,000,000. The Second Line of Credit matures in September 2004, but may be extended to September 2005, subject to specified terms and conditions. Although the guarantee obligations of the other direct and indirect members of the Development LLC that is the borrower under the Second Line of Credit, and certain of their affiliates, are similar in nature to those under the First Line of Credit, California Lyon does not have any such guarantee obligations to the banks under the Second Line of Credit. However, California Lyon has posted letters of credit equal to approximately $24,600,000 to secure its obligations as well as the Development LLCs’ obligations to the banks under both lines of credit. Further, California Lyon and the other direct and indirect members of the Development LLCs, including certain affiliates of such other members, have entered into reimbursement and indemnity agreements to allocate any liability arising from each line of credit, including the related guarantees and letters of credit. California Lyon’s parent company, William Lyon Homes, a Delaware corporation (“Delaware Lyon”) has entered into joinder agreements to be jointly and severally liable for California Lyon’s obligations under the reimbursement and indemnity agreements. While the reimbursement and indemnity agreements provide that liability is generally allocated in accordance with the members’ percentage interests in the Development LLCs’ distributions, Delaware Lyon and California Lyon may be liable for the full amount of the obligations guaranteed to the banks in certain specified circumstances, such as those involving the default, willful misconduct or gross negligence of California Lyon. As of June 30, 2004 the outstanding indebtedness under the First Line of Credit was $35,000,000 and the outstanding indebtedness under the Second Line of Credit was $105,000,000.

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

The 10 3/4% Senior Notes due April 1, 2013 are senior unsecured obligations of California Lyon and are unconditionally guaranteed on a senior unsecured basis by William Lyon Homes, a Delaware corporation (“Delaware Lyon”), which is the parent company of California Lyon, and all of Delaware Lyon’s existing and certain of its future restricted subsidiaries. The notes and the guarantees rank senior to all of the Company’s and the guarantors’ debt that is expressly subordinated to the notes and the guarantees, but are effectively subordinated to all of the Company’s and the guarantors’ senior secured indebtedness to the extent of the value of the assets securing that indebtedness. Interest on the 10 3/4% Senior Notes is payable semi-annually on April 1 and October 1 of each year.

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

$246,233

7 1/2% Senior Notes

On February 6, 2004, the Company’s 100% owned subsidiary, William Lyon Homes, Inc., a California corporation, (“California Lyon”) closed its offering of $150,000,000 principal amount of 7 1/2% Senior Notes due 2014. The notes were sold pursuant to Rule 144A and outside the United States to non-U.S. persons in reliance on Regulation S. The notes have not and will not be registered under the Securities Act of 1933 and, unless so registered, may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws. The notes were issued at par, resulting in net proceeds to the Company of approximately $147,600,000. California Lyon agreed to file and has filed a registration statement with the Securities and Exchange Commission relating to an offer to exchange the notes for publicly tradeable notes (“Exchange Notes”) having substantially identical terms. On July 16, 2004, the Securities and Exchange Commission declared the registration statement effective and California Lyon commenced an offer to exchange any and all of its outstanding $150,000,000 aggregate principal amount of 7 1/2% Senior Notes due 2014, which are not registered under the Securities Act of 1933, for a like amount of its new 7 1/2% Senior Notes due 2014, which are registered under the Securities Act of 1933, upon the terms and subject to the conditions set forth in the prospectus dated July 16, 2004. The exchange offer is scheduled to expire at 5:00 p.m. New York City time on August 16, 2004, unless extended. The terms of the new notes are identical in all material respects to those of the old notes, except for certain transfer restrictions, registration rights and liquidated damages provisions relating to the old notes. California Lyon will not receive any proceeds from the exchange offer and the exchange will not be a taxable event for U.S. federal income tax purposes. The new notes have been approved for listing on the New York Stock Exchange.

The 7 1/2% Senior Notes due February 15, 2014 are senior unsecured obligations of California Lyon and are unconditionally guaranteed on a senior unsecured basis by Delaware Lyon and all of Delaware Lyon’s existing and certain of its future restricted subsidiaries. The notes and the guarantees rank senior to all of the Company’s and the guarantors’ debt that is expressly subordinated to the notes and the guarantees, but are effectively subordinated to all of the Company’s and the guarantors’ senior secured indebtedness to the extent of the value of the assets securing that indebtedness. Interest on the 7 1/2% Senior Notes is payable semi-annually on February 15 and August 15 of each year.

Except as set forth in the Indenture governing the 7 1/2% Senior Notes (“7 1/2% Senior Notes Indenture”), the 7 1/2% Senior Notes are not redeemable prior to February 15, 2009. Thereafter, the 7 1/2% Senior Notes will be redeemable at the option of California Lyon, in whole or in part, at a redemption price equal to 100% of the

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

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

At June 30, 2004, the Company had approximately $165,169,000 of secured indebtedness (excluding approximately $100,193,000 of secured indebtedness of consolidated entities—see Note 2) and approximately $128,565,000 of additional secured indebtedness available to be borrowed under the Company’s credit facilities, as limited by the Company’s borrowing base formulas.

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

CONSOLIDATING BALANCE SHEET

June 30, 2004

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
ASSETS
Cash and cash equivalents	$—	$17,124	$2,896	$8,097	$—	$28,117
Receivables	—	17,594	12,058	2,687	—	32,339
Real estate inventories	—	810,052	778	352,387	—	1,163,217
Investments in and advances to unconsolidated joint ventures	—	19,991	—	—	—	19,991
Property and equipment, net	—	835	16,384	—	—	17,219
Deferred loan costs	—	11,859	—	—	—	11,859
Goodwill	—	5,896	—	—	—	5,896
Other assets	—	17,131	1,236	—	—	18,367
Investments in subsidiaries	302,583	149,703	—	—	(452,286)	—
Intercompany receivables	—	967	68,736	—	(69,703)	—

	$302,583	$1,051,152	$102,088	$363,171	$(521,989)	$1,297,005

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$—	$40,916	$357	$16,740	$—	$58,013
Accrued expenses	—	72,695	3,001	5,475	—	81,171
Notes payable	—	157,970	11,120	96,272	—	265,362
10 3/4% Senior Notes	—	246,523	—	—	—	246,523
7 1/2% Senior Notes	—	150,000	—	—	—	150,000
Intercompany payables	—	66,260	967	2,476	(69,703)	—

Total liabilities	—	734,364	15,445	120,963	(69,703)	801,069
Minority interest in consolidated entities	—	—	—	—	193,353	193,353
Stockholders’ equity	302,583	316,788	86,643	242,208	(645,639)	302,583

	$302,583	$1,051,152	$102,088	$363,171	$(521,989)	$1,297,005

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONSOLIDATING BALANCE SHEET

December 31, 2003

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company

ASSETS
Cash and cash equivalents	$—	$13,684	$4,207	$6,246	$—	$24,137
Receivables	—	22,215	21,213	2,783	—	46,211
Real estate inventories	—	538,910	1,094	158,043	—	698,047
Investments in and advances to unconsolidated joint ventures	—	45,613	—	—	—	45,613
Property and equipment, net	—	800	825	—	—	1,625
Deferred loan costs	—	9,041	—	—	—	9,041
Goodwill	—	5,896	—	—	—	5,896
Other assets	—	17,866	1,170	—	—	19,036
Investments in subsidiaries	252,040	105,495	—	—	(357,535)	—
Intercompany receivables	—	1,190	69,830	—	(71,020)	—

	$252,040	$760,710	$98,339	$167,072	$(428,555)	$849,606

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$—	$30,635	$421	$4,641	$—	$35,697
Accrued expenses	—	87,779	3,909	948	—	92,636
Notes payable	—	49,176	9,621	21,534	—	80,331
10 3/4% Senior Notes	—	246,406	—	—	—	246,406
Intercompany payables	—	69,830	1,190	—	(71,020)	—

Total liabilities	—	483,826	15,141	27,123	(71,020)	455,070
Minority interest in consolidated entities	—	—	—	—	142,496	142,496
Stockholders’ equity	252,040	276,884	83,198	139,949	(500,031)	252,040

	$252,040	$760,710	$98,339	$167,072	$(428,555)	$849,606

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

CONSOLIDATING STATEMENT OF INCOME

Three Months Ended June 30, 2004

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$287,903	$25,140	$81,937	$(10,497)	$384,483
Management fees	—	2,327	—	—	(2,327)	—

	—	290,230	25,140	81,937	(12,824)	384,483

Operating costs
Cost of sales	—	(224,289)	(20,963)	(64,226)	12,824	(296,654)
Sales and marketing	—	(8,675)	(1,392)	(2,812)	—	(12,879)
General and administrative	—	(16,997)	(57)	—	—	(17,054)
Other	—	—	(434)	—	—	(434)

	—	(249,961)	(22,846)	(67,038)	12,824	(327,021)

Equity in loss of unconsolidated joint ventures	—	(82)	(5)	—	—	(87)

Income from subsidiaries	31,148	17,372	—	—	(48,520)	—

Minority equity in income of consolidated joint ventures	—	—	—	—	(6,652)	(6,652)

Operating income	31,148	57,559	2,289	14,899	(55,172)	50,723
Other income (expense), net	—	143	812	345	—	1,300

Income before provision for income taxes	31,148	57,702	3,101	15,244	(55,172)	52,023
Provision for income taxes	—	(20,714)	—	(161)	—	(20,875)

Net income	$31,148	$36,988	$3,101	$15,083	$(55,172)	$31,148

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

CONSOLIDATING STATEMENT OF INCOME

Three Months Ended June 30, 2003

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$139,209	$17,472	$10,450	$(10,450)	$156,681
Management fees	—	2,053	—	—	—	2,053

	—	141,262	17,472	10,450	(10,450)	158,734

Operating costs
Cost of sales	—	(110,636)	(15,587)	(10,450)	10,450	(126,223)
Sales and marketing	—	(5,237)	(799)	(186)	—	(6,222)
General and administrative	—	(11,272)	(55)	—	—	(11,327)
Other	—	—	(487)	—	—	(487)

	—	(127,145)	(16,928)	(10,636)	10,450	(144,259)

Equity in income of unconsolidated joint ventures	—	7,605	—	—	—	7,605

Income from subsidiaries	13,792	482	—	—	(14,274)	—

Minority equity in loss of consolidated joint ventures	—	—	—	—	12	12

Operating income (loss)	13,792	22,204	544	(186)	(14,262)	22,092
Other income, net	—	142	983	119	—	1,244

Income (loss) before provision for income taxes	13,792	22,346	1,527	(67)	(14,262)	23,336
Provision for income taxes	—	(9,544)	—	—	—	(9,544)

Net income (loss)	$13,792	$12,802	$1,527	$(67)	$(14,262)	$13,792

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

CONSOLIDATING STATEMENT OF INCOME

Six Months Ended June 30, 2004

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$469,604	$37,010	$142,914	$(10,497)	$639,031
Management fees	—	4,191	—	—	(4,191)	—

	—	473,795	37,010	142,914	(14,688)	639,031

Operating costs
Cost of sales	—	(367,289)	(31,227)	(113,262)	14,688	(497,090)
Sales and marketing	—	(15,936)	(1,997)	(5,359)	—	(23,292)
General and administrative	—	(30,599)	(119)	—	—	(30,718)
Other	—	—	(767)	—	—	(767)

	—	(413,824)	(34,110)	(118,621)	14,688	(551,867)

Equity in income of unconsolidated joint ventures	—	(178)	(5)	—	—	(183)

Income from subsidiaries	46,557	27,606	—	—	(74,163)	—
Minority equity in income of consolidated joint ventures	—	—	—	—	(10,912)	(10,912)

Operating income (loss)	46,557	87,399	2,895	24,293	(85,075)	76,069
Other income, net	—	216	919	570	—	1,705

Income (loss) before provision for income taxes	46,557	87,615	3,814	24,863	(85,075)	77,774
Provision for income taxes	—	(31,028)	—	(189)	—	(31,217)

Net income (loss)	$46,557	$56,587	$3,814	$24,674	$(85,075)	$46,557

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

CONSOLIDATING STATEMENT OF INCOME

Six Months Ended June 30, 2003

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$198,247	$28,857	$23,242	$(23,242)	$227,104
Management fees	—	4,091	—	—	—	4,091

	—	202,338	28,857	23,242	(23,242)	231,195

Operating costs
Cost of sales	—	(159,029)	(25,590)	(23,242)	23,242	(184,619)
Sales and marketing	—	(8,695)	(1,244)	(359)	—	(10,298)
General and administrative	—	(21,046)	(120)	—	—	(21,166)
Other	—	—	(923)	—	—	(923)

	—	(188,770)	(27,877)	(23,601)	23,242	(217,006)

Equity in income of unconsolidated joint ventures	—	15,076	—	—	—	15,076

Income from subsidiaries	18,674	854	—	—	(19,528)	—

Minority equity in loss of consolidated joint ventures	—	—	—	—	12	12

Operating income (loss)	18,674	29,498	980	(359)	(19,516)	29,277
Other income, net	—	949	1,167	204	—	2,320

Income (loss) before provision for income taxes	18,674	30,447	2,147	(155)	(19,516)	31,597
Provision for income taxes	—	(12,923)	—	—	—	(12,923)

Net income (loss)	$18,674	$17,524	$2,147	$(155)	$(19,516)	$18,674

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2004

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating activities
Net income	$46,557	$56,587	$3,814	$24,674	$(85,075)	$46,557
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	—	211	241	—	—	452
Equity in loss of unconsolidated joint ventures	—	178	5	—	—	183
Minority equity in income of consolidated entities	—	—	—	—	10,912	10,912
Equity in earnings of subsidiaries	(46,557)	(27,606)	—	—	74,163	—
Provision for income taxes	—	31,028	—	189	—	31,217
Net changes in operating assets and liabilities:
Receivables	—	4,621	9,155	2,355	—	16,131
Intercompany receivables/payables	—	—	1,094	2,476	(3,570)	—
Real estate inventories	—	(271,025)	316	(34,220)	—	(304,929)
Deferred loan costs	—	(381)	—	—	—	(381)
Other assets	—	735	(66)	—	—	669
Accounts payable	—	10,281	(64)	5,820	—	16,037
Accrued expenses	—	(43,028)	(908)	1,578	—	(42,358)

Net cash (used in) provided by operating activities	—	(238,399)	13,587	2,872	(3,570)	(225,510)

Investing activities
Net change in investment in unconsolidated joint ventures	—	(860)	(5)	—	—	(865)
Purchases of property and equipment	—	(246)	(15,800)	—	—	(16,046)
Investment in subsidiaries	—	(16,602)	—	—	16,602	—
Advances (to) from affiliates	(902)	12,946	—	(26,304)	14,260	—

Net cash used in investing activities	(902)	(4,762)	(15,805)	(26,304)	30,862	(16,911)

Financing activities
Proceeds from borrowings on notes payable	—	686,624	158,806	—	—	845,430
Principal payments on notes payable	—	(577,830)	(157,307)	(15,514)	—	(750,651)
Issuance of 7 1/2% Senior Notes	—	147,563	—	—	—	147,563
Common stock issued for exercised options	902	—	—	—	—	902
Minority interest contributions (distributions), net	—	(9,756)	—	12,913	—	3,157
Advances (to) from affiliates	—	—	(592)	27,884	(27,292)	—

Net cash provided by financing activities	902	246,601	907	25,283	(27,292)	246,401

Net increase (decrease) in cash and cash equivalents	—	3,440	(1,311)	1,851	—	3,980
Cash and cash equivalents at beginning of period	—	13,684	4,207	6,246	—	24,137

Cash and cash equivalents at end of period	$—	$17,124	$2,896	$8,097	$—	$28,117

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2003

(in thousands)

	Unconsolidated				Eliminating Entries	Consolidated Company
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Operating activities
Net income (loss)	$ 18,674	$17,524	$2,147	$(155)	$(19,516)	$18,674
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	—	417	216	—	—	633
Equity in income of unconsolidated joint ventures	—	(15,076)	—	—	—	(15,076)
Minority equity in income of consolidated joint ventures	—	—	—	—	(12)	(12)
Equity in earnings of subsidiaries	(18,674)	(854)	—	—	19,528	—
Provision for income taxes	—	12,923	—	—	—	12,923
Net changes in operating assets and liabilities:
Receivables	—	1,322	11,247	(19)	—	12,550
Intercompany receivables/payables	(586)	586	—	—	—	—
Real estate inventories	—	(179,192)	47	(17,115)	—	(196,260)
Deferred loan costs	586	(8,419)	—	—	—	(7,833)
Other assets	—	(2,032)	120	—	—	(1,912)
Accounts payable	—	19,150	(1,916)	(1,220)	—	16,014
Accrued expenses	—	(7,120)	1,129	15	—	(5,976)

Net cash (used in) provided by operating activities	—	(160,771)	12,990	(18,494)	—	(166,275)

Investing activities
Net change in investment in unconsolidated joint ventures	—	24,349	195	—	—	24,544
Purchases of property and equipment	—	(210)	(25)	—	—	(235)
Investment in subsidiaries	—	(2,444)	—	—	2,444	—
Advances to affiliates	68,887	(68,743)	—	—	(144)	—

Net cash provided by (used in) investing activities	68,887	(47,048)	170	—	2,300	24,309

Financing activities
Proceeds from borrowings on notes payable	—	266,426	132,021	—	—	398,447
Principal payments on notes payable	—	(310,889)	(144,431)	—	—	(455,320)
Repayment of 12 1/2% Senior Notes	(70,279)	—	—	—	—	(70,279)
Issuance of 10 3/4% Senior Notes	—	246,233	—	—	—	246,233
Common stock issued for exercised options	1,392	—	—	—	—	1,392
Minority interest contributions (distributions), net	—	—	—	15,877	—	15,877
Advances to affiliates	—	—	423	1,877	(2,300)	—

Net cash (used in) provided by financing activities	(68,887)	201,770	(11,987)	17,754	(2,300)	136,350

Net (decrease) increase in cash and cash equivalents	—	(6,049)	1,173	(740)	—	(5,616)
Cash and cash equivalents at beginning of period	—	11,524	2,071	3,099	—	16,694

Cash and cash equivalents at end of period	$ —	$5,475	$3,244	$2,359	$—	$11,078

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

On October 26, 2000, the Company’s Board of Directors (with Messrs. William Lyon and William H. Lyon abstaining) approved the purchase of 579 lots for a total purchase price of $12,581,000 from an entity controlled by William Lyon and William H. Lyon. The terms of the purchase agreement provide for an initial option payment of $1,000,000 and a rolling option takedown of the lots. Phase takedowns of approximately 20 lots each are anticipated to occur at periodic intervals for each of several product types through September 2004. In addition, one-half of the net profits, as defined, in excess of six percent from the development are to be paid to the seller, of which $2,073,000 has been paid through June 30, 2004. During the three and six months ended June 30, 2004, the Company purchased 92 lots under this agreement for a total purchase price of $1,984,000. During the three and six months ended June 30, 2003, the Company did not purchase any lots under this agreement. This land acquisition qualified as an affiliate transaction under the Company’s 12 1/2% Senior Notes due July 1, 2003 Indenture dated as of June 29, 1994, as amended (“Old Indenture”). Pursuant to the terms of the Old Indenture, the Company determined that the land acquisition is on terms that are no less favorable to the Company than those that would have been obtained in a comparable transaction by the Company with an unrelated person. The Company delivered to the Trustee under the Old Indenture a resolution of the Board of Directors of the Company set forth in an Officers’ Certificate certifying that the land acquisition is on terms that are no less favorable to the Company than those that would have been obtained in a comparable transaction by the Company with an unrelated person and the land acquisition was approved by a majority of the disinterested members of the Board of Directors of the Company. Further, the Company delivered to the Trustee under the Indenture a determination of value by a real estate appraisal firm which is of regional standing in the region in which the subject property is located and is MAI certified.

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

For the three months ended June 30, 2004 and 2003, the Company incurred reimbursable on-site labor costs of $42,000 and $72,000, respectively, for providing customer service to real estate projects developed by entities controlled by William Lyon and William H. Lyon, of which $90,000 was due to the Company at June 30, 2004. For the six months ended June 30, 2004 and 2003, the Company incurred reimbursable on-site labor costs of $105,000 and $149,000, respectively, for providing customer service to real estate projects developed by entities controlled by William Lyon and William H. Lyon.

For the three months ended June 30, 2004 and 2003, the Company incurred charges of $189,000 and $189,000, respectively, related to rent on its corporate office, from a trust of which William H. Lyon is the sole beneficiary. For the six months ended June 30, 2004 and 2003, the Company incurred charges of $378,000 and $376,000, respectively, related to rent on its corporate office, from a trust of which William H. Lyon is the sole beneficiary.

During the three months ended June 30, 2004 and 2003, the Company incurred charges of $93,000 and $38,000, respectively, related to the charter and use of aircraft owned by an affiliate of William Lyon. During the six months ended June 30, 2004 and 2003, the Company incurred charges of $100,000 and $171,000 respectively, related to the charter and use of aircraft owned by an affiliate of William Lyon.

On May 28, 2004 and June 18, 2004, William Lyon and his wife, Willa Dean Lyon, purchased two of the Company’s homes for a total purchase price of approximately $877,000. The purchase prices were based on the prices offered to third parties and no discounts were given. The homes were purchased for use as residences by certain family members.

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

Note 6 — Stockholders’ Equity

On September 20, 2001 the Company announced that the Company’s Board of Directors had authorized a program to repurchase up to 20% of the Company’s outstanding common shares. Unless terminated earlier by resolution of the Company’s Board of Directors, this program will expire when the Company has repurchased all shares authorized for repurchase thereunder. Under this program, the stock will be purchased in the open market or privately negotiated transactions from time to time in compliance with Securities and Exchange Commission Rule 10b-18, subject to market conditions, applicable legal requirements and other factors. The timing and amounts of any purchases will be as determined by the Company’s management from time to time or may be suspended at any time or from time to time without prior notice, depending on market conditions and other factors they deem relevant. The repurchased shares may be held as treasury stock and used for general corporate purposes or cancelled. As of June 30 2004, 1,218,400 shares had been purchased and retired under this program in the amount of $26,750,000. No shares were purchased under this program during the three and six months ended June 30, 2004.

During the three and six months ended June 30, 2004, certain officers and directors exercised options to purchase 52,130 and 89,464 shares, respectively of the Company’s common stock at a price of $8.6875 per share in accordance with the William Lyon Homes 2000 Stock Incentive Plan. During the six months ended June 30, 2004, certain officers exercised options to purchase 4,166 shares of the Company’s common stock at a

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

price of $9.10 per share in accordance with the William Lyon Homes 2000 Stock Incentive Plan. During the three and six months ended June 30, 2004, certain officers exercised options to purchase 6,666 shares of the Company’s common stock at a price of $13.00 per share in accordance with the William Lyon Homes 2000 Stock Incentive Plan.

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

As of June 30, 2004, the Company had $26,759,000 of outstanding irrevocable standby letters of credit to guarantee the Company’s financial obligations under certain land banking arrangements, joint venture agreements and other contractual arrangements in the normal course of business. The beneficiary may draw upon these letters of credit in the event of a contractual default by the Company relating to each respective obligation. These letters of credit have a stated term of up to two years and have varying maturities through 2005, at which time the Company may be required to renew the letters of credit to coincide with the term of the respective arrangement.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

WILLIAM LYON HOMES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The following discussion of results of operations and financial condition should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1, as well as the information presented in the Annual Report on Form 10-K for the year ended December 31, 2003, as amended. As described in Note 2 of Notes to Consolidated Financial Statements included in Item 1, effective January 1, 2004, the Company was required to consolidate certain variable interest entities (VIEs) in accordance with Interpretation No. 46, Consolidation of Variable Interest Entities, as amended (“Interpretation No. 46”). Prior period information has not been restated to conform to the presentation in the current period. The adoption of Interpretation No. 46 has not affected the Company’s consolidated net income. As used herein, “on a combined basis” means the total of operations in wholly-owned projects and in joint ventures.

Results of Operations

Overview and Recent Results

Selected financial and operating information for the Company including its wholly-owned projects and joint ventures as of and for the periods presented is as follows:

	Three Months Ended June 30,
	2004			2003
	Wholly-Owned	Joint Ventures	Combined Total	Wholly-Owned	Joint Ventures	Combined Total
Selected Financial Information (dollars in thousands)
Homes closed	635	159		368	142

Home sales revenue	$285,123	$81,937		$139,681	$69,978
Cost of sales	(218,602)	(64,226)		(115,444)	(53,884)

Gross margin	$66,521	$17,711		$24,237	$16,094

Gross margin percentage	23.3%	21.6%		17.4%	23.0%

Number of homes closed
California	311	159	470	174	142	316
Arizona	107	—	107	76	—	76
Nevada	217	—	217	118	—	118

Total	635	159	794	368	142	510

Average sales price
California	$637,200	$515,300	$595,900	$494,900	$492,800	$493,900
Arizona	234,900	—	234,900	229,900	—	229,900
Nevada	284,900	—	284,900	305,900	—	305,900

Total	$449,000	$515,300	$462,300	$379,600	$492,800	$411,100

Number of net new home orders
California	354	276	630	469	189	658
Arizona	278	—	278	123	—	123
Nevada	219	—	219	167	—	167

Total	851	276	1,127	759	189	948

Average number of sales locations during period
California	20	12	32	18	8	26
Arizona	7	—	7	7	—	7
Nevada	7	—	7	6	—	6

Total	34	12	46	31	8	39

	As of June 30,
	2004			2003
	Wholly-Owned	Joint Ventures	Combined Total	Wholly-Owned	Joint Ventures	Combined Total
Backlog of homes sold but not closed at end of period
California	766	666	1,432	758	275	1,033
Arizona	423	—	423	234	—	234
Nevada	233	—	233	240	—	240

Total	1,422	666	2,088	1,232	275	1,507

Dollar amount of homes sold but not closed at end of period (dollars in thousands)
California	$581,939	$367,268	$949,207	$327,235	$126,143	$453,378
Arizona	106,573	—	106,573	45,884	—	45,884
Nevada	85,008	—	85,008	68,590	—	68,590

Total	$773,520	$367,268	$1,140,788	$441,709	$126,143	$567,852

Lots controlled at end of period
Owned lots
California	2,486	2,248	4,734	2,406	1,447	3,853
Arizona	1,249	—	1,249	988	—	988
Nevada	1,362	—	1,362	1,623	—	1,623

Total	5,097	2,248	7,345	5,017	1,447	6,464

Optioned lots(1)
California			4,192			4,060
Arizona			7,228			3,981
Nevada			1,250			26

Total			12,670			8,067

Total lots controlled
California			8,926			7,913
Arizona			8,477			4,969
Nevada			2,612			1,649

Total			20,015			14,531

(1)	Optioned lots may be purchased by the Company as wholly-owned projects or may be purchased by newly formed joint ventures.

	Six Months Ended June 30,
	2004			2003
	Wholly-owned	Joint Ventures	Combined Total	Wholly-owned	Joint Ventures	Combined Total
Selected Financial Information (dollars in thousands)
Homes closed	1,100	297		552	273

Home sales revenue	$478,694	$142,914		$210,104	$139,339
Cost of sales	(370,002)	(113,262)		(173,817)	(107,677)

Gross margin	$108,692	$29,652		$36,287	$31,662

Gross margin percentage	22.7%	20.7%		17.3%	22.7%

Number of homes closed
California	561	297	858	247	273	520
Arizona	169	—	169	124	—	124
Nevada	370	—	370	181	—	181

Total	1,100	297	1,397	552	273	825

Average sales price
California	$588,800	$481,200	$551,600	$518,600	$510,400	$514,300
Arizona	219,000	—	219,000	229,700	—	229,700
Nevada	301,000	—	301,000	295,700	—	295,700

Total	$435,200	$481,200	$445,000	$380,600	$510,400	$423,600

Number of net new home orders
California	815	649	1,464	805	353	1,158
Arizona	385	—	385	221	—	221
Nevada	370	—	370	326	—	326

Total	1,570	649	2,219	1,352	353	1,705

Average number of sales locations during period
California	20	12	32	17	8	25
Arizona	5	—	5	6	—	6
Nevada	7	—	7	6	—	6

Total	32	12	44	29	8	37

On a combined basis, the number of net new home orders for the six months ended June 30, 2004 increased 30% to 2,219 homes from 1,705 homes for the six months ended June 30, 2003. The number of homes closed on a combined basis for the six months ended June 30, 2004, increased 69.3% to 1,397 homes from 825 homes for the six months ended June 30, 2003. On a combined basis, the backlog of homes sold but not closed as of June 30, 2004 was 2,088, up 38.6% from 1,507 homes a year earlier, and up 19.0% from 1,755 homes at March 31, 2004.

Homes in backlog are generally closed within three to six months. The dollar amount of backlog of homes sold but not closed on a combined basis as of June 30, 2004 was $1.1 billion, up 101% from $567.9 million as of June 30, 2003 and up 24.5% from $916.6 million as of March 31, 2004. The cancellation rate of buyers who contracted to buy a home but did not close escrow at the Company’s projects was approximately 12% during the six months ended June 30, 2004 as compared to 16% during the six months ended June 30, 2003. The inventory of completed and unsold homes was 9 homes as of June 30, 2004.

The Company experienced a 19% increase in the average number of sales locations to 44 for the six months ended June 30, 2004 as compared to 37 for the six months ended June 30, 2003 and the Company’s number of new home orders per average sales location increased to 50.4 for the six months ended June 30, 2004 as compared to 46.1 for the six months ended June 30, 2003. In many of the markets in which the Company operates, the demand for housing exceeds the current supply of housing.

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

Comparison of Three Months Ended June 30, 2004 to Three Months Ended June 30, 2003

Consolidated operating revenue for the three months ended June 30, 2004 was $384.5 million, an increase of $225.8 million, or 142.2%, from consolidated operating revenue of $158.7 million for the three months ended June 30, 2003. Revenue from sales of wholly-owned homes increased $145.4 million, or 104.1%, to $285.1 million in the 2004 period from $139.7 million in the 2003 period. This increase was primarily due to an increase in the average sales price of wholly-owned homes to $449,000 in the 2004 period from $379,600 in the 2003 period and an increase in the number of wholly-owned homes closed to 635 in the 2004 period from 368 in the 2003 period. In addition, consolidated operating revenue during the three months ended June 30, 2004 includes revenue from sales of homes of $81.9 million from consolidated joint ventures with no comparable amount included in consolidated operating revenue in the same period in 2003, due to the adoption of Interpretation No. 46 as described above. Revenue from sales of lots, land and other increased to $17.4 million in the 2004 period from $17.0 million in the 2003 period due to bulk sales of land. Management fee income increased by $0.3 million to $2.3 million in the 2004 period from $2.0 million in the 2003 period primarily due to the increase in the number of joint venture units closed to 159 in the 2004 period from 142 in the 2003 period; however, upon consolidation of the joint ventures in connection with Interpretation No. 46 described above, management fee income is eliminated with the related cost of sales. The increase in the average sales price of units closed in wholly-owned projects was due primarily to (i) price appreciation in certain projects and (ii) a change in product mix.

Total operating income increased to $50.7 million in the 2004 period from $22.1 million in the 2003 period. The excess of revenue from sales of homes over the related cost of sales (gross margin) increased by $60.0 million to $84.2 million in the 2004 period from $24.2 million in the 2003 period primarily due to (i) an increase in the number of wholly-owned homes closed to 635 homes in the 2004 period from 368 homes in the 2003 period, (ii) an increase in the average sales price of wholly-owned homes to $449,000 in the 2004 period from $379,600 in the 2003 period, (iii) an increase in wholly-owned gross margin percentages to 23.3% in the 2004 period from 17.4% in the 2003 period and (iv) gross margin of $17.7 million from consolidated joint ventures in 2004 with no comparable amount included in 2003, due to the adoption of Interpretation No. 46 as described above. The increase in the period-over-period gross margin percentage reflects the impact of increased sales prices due to strong demand for housing in many of the Company’s markets. The excess of revenue from the sales of lots, land and other over the related cost of sales (gross margin) decreased $2.6 million to $3.6 million in the 2004 period from $6.2 million in the 2003 period. Sales and marketing expenses increased by $6.7 million to $12.9 million in the 2004 period from $6.2 million in the 2003 period primarily due to an increase in direct selling expenses to $8.0 million in the 2004 period compared to $3.0 million in the 2003 period due to higher sales volumes, and the consolidation of certain joint ventures due to the adoption of Interpretation No. 46 as described above.

General and administrative expenses increased by $5.8 million to $17.1 million in the 2004 period from $11.3 million in the 2003 period, primarily as a result of an increase in accrued bonuses due to higher levels of pre-tax, pre-bonus income in the 2004 period as compared to the 2003 period. Other operating costs consist of initial start-up losses realized by a golf course operation at one of the Company’s projects which decreased to $0.4 million in the 2004 period from $0.5 million in the 2003 period. Equity in (loss) income of unconsolidated joint ventures decreased to $(0.1) million in the 2004 period from $7.6 million in the comparable period for 2003, primarily as a result of the consolidation of certain joint ventures in 2004 due to the adoption of Interpretation No. 46 as described above. Minority equity in income of consolidated entities was $6.6 million in the 2004 period with no comparable amount in the 2003 period due to the adoption of Interpretation No. 46 as described above.

Total interest incurred increased to $14.6 million in the 2004 period from $12.4 million in the 2003 period primarily as a result of an increase in the average principal balance of debt outstanding, including the issuance of the 7 1/2% Senior Notes (see below) and the debt associated with the consolidation of certain entities due to the adoption of Interpretation No. 46 as described above. All interest incurred was capitalized in the 2004 and 2003 periods.

As a result of the above factors, net income increased to $31.1 million in the 2004 period from $13.8 million in the 2003 period.

Comparison of Six Months Ended June 30, 2004 to Six Months Ended June 30, 2003

Consolidated operating revenue for the six months ended June 30, 2004 was $639.0 million, an increase of $407.8 million, or 176.4%, from consolidated operating revenue of $231.2 million for the six months ended June 30, 2003. Revenue from sales of wholly-owned homes increased $268.6 million, or 127.8%, to $478.7 million in the 2004 period from $210.1 million in the 2003 period. This increase was primarily due to an increase in the number of wholly-owned homes closed to 1,100 in the 2004 period from 552 in the 2003 period, and an increase in the average sales price of wholly-owned homes to $435,200 in the 2004 period from $380,600 in the 2003 period. In addition, consolidated operating revenue in the 2004 period includes revenue from sales of homes of $142.9 million from consolidated joint ventures with no comparable amount included in consolidated operating revenue in the 2003 period, due to the adoption of Interpretation No. 46 as described above. Revenues from sales of lots, land and other increased to $17.4 million in the 2004 period from $17.0 million in the 2003 period due to an increase in bulk sales of land. Management fee income increased by $0.1 million to $4.2 million in the 2004 period from $4.1 million in the 2003 period primarily due to the increase in the number of joint venture units closed to 297 in the 2004 period from 273 in the 2003 period; however, upon consolidation of the joint ventures in connection with Interpretation No. 46 described above, management fee income is eliminated with the related cost of sales. The increase in the average sales price of units closed in wholly-owned projects was due primarily to (i) price appreciation in certain projects and (ii) change in product mix.

Total operating income increased to $76.1 million in the 2004 period from $29.3 million in the 2003 period. The excess of revenue from sales of homes over the related cost of sales (gross margin) increased by $102.0 million to $138.3 million in the 2004 period from $36.3 million in the 2003 period primarily due to (i) an increase in the number of wholly-owned homes closed to 1,100 in the 2004 period from 552 in the 2003 period, (ii) an increase in the average sales price of wholly-owned homes to $435,200 in the 2004 period from $380,600 in the 2003 period, (iii) an increase in wholly-owned gross margin percentage to 22.7% in the 2004 period from 17.3% in the 2003 period and (iv) gross margin of $29.7 million from consolidated joint ventures in 2004 with no comparable amount included in 2003, due to the adoption of Interpretation No. 46 as described above. The increase in the period-over-period gross margin percentage reflects increased average sales prices due to strong demand for housing in many of the Company markets. The excess of revenue from the sales of lots, land and other over the related cost of sales (gross margin) decreased by $2.6 million to $3.6 million in the 2004 period. Sales and marketing expenses increased by $13.0 million to $23.3 million in the 2004 period from $10.3 million in the 2002 period primarily due to an increase in direct selling expenses to $13.2 million in the 2004 period from $4.8 million in the 2003 period due to higher sales volumes and the consolidation of certain joint ventures due to the adoption of Interpretation No. 46 as described above.

General and administrative expenses increased by $9.5 million to $30.7 million in the 2004 period from $21.2 million in the 2003 period, primarily as a result of an increase in accrued bonuses due to higher levels of pre-tax, pre-bonus income in the 2004 period as compared to the 2003 period. Other operating costs consist of initial start-up losses realized by a golf course operation at one of the Company’s projects which decreased to $0.8 million in the 2004 period from $0.9 million in the 2003 period. Equity in (loss) income of unconsolidated joint ventures decreased to $(0.2) million in the 2004 period, down from $15.1 million in the comparable period for 2004, primarily as a result of the consolidation of certain joint ventures in 2004, due to the adoption of Interpretation No. 46 as described above. Minority equity in income of consolidated entities was $10.9 million in the 2004 period with no comparable amount in the 2004 period due to the adoption of Interpretation No. 46 as described above.

Total interest incurred increased to $28.2 million in the 2004 period from $22.2 million in the 2003 period primarily as a result of an increase in the average principal balance of debt outstanding in the 2004 period compared to the 2003 period, including the 7 1/2% Senior Notes (see below) and the debt associated with the consolidation of certain entities due to the adoption of Interpretation No. 46. All interest incurred was capitalized in the 2003 and 2002 periods.

As a result of the foregoing factors, the Company’s net income increased to $46.6 million in the 2004 period from $18.7 million in the 2003 period.

Financial Condition and Liquidity

The Company provides for its ongoing cash requirements principally from internally generated funds from the sales of real estate, outside borrowings and by forming new joint ventures with venture partners that provide a substantial portion of the capital required for certain projects. The Company currently has outstanding 10 3/4% Senior Notes and 7 1/2% Senior Notes and construction notes payable and maintains secured revolving credit facilities (“Revolving Credit Facilities”). The Company has financed, and may in the future finance, certain projects and land acquisitions with construction loans secured by real estate inventories, seller provided financing and land banking transactions.

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

The 10 3/4% Senior Notes due April 1, 2013 are senior unsecured obligations of California Lyon and are unconditionally guaranteed on a senior unsecured basis by William Lyon Homes, a Delaware corporation (“Delaware Lyon”) which is the parent company of California Lyon, and all of Delaware Lyon’s existing and certain of its future restricted subsidiaries. The notes and the guarantees rank senior to all of the Company’s and the guarantors’ debt that is expressly subordinated to the notes and the guarantees, but are effectively subordinated to all of the Company’s and the guarantors’ senior secured indebtedness to the extent of the value of the assets securing that indebtedness. Interest on the 10 3/4% Senior Notes is payable semi-annually on April 1 and October 1 of each year.

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

$246,233

7 1/2% Senior Notes

On February 6, 2004, the Company’s 100% owned subsidiary, William Lyon Homes, Inc., a California corporation, (“California Lyon”) closed its offering of $150.0 million principal amount of 7 1/2% Senior Notes due 2014. The notes were sold pursuant to Rule 144A and outside the United States to non-U.S. persons in reliance on Regulation S. The notes have not and will not be registered under the Securities Act of 1933 and, unless so registered, may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws. The notes were issued at par, resulting in net proceeds to the Company of approximately $147.6 million. California Lyon agreed to file and has filed a registration statement with the Securities and Exchange Commission relating to an offer to exchange the notes for publicly tradeable notes (“Exchange Notes”) having substantially identical terms. On July 16, 2004, the Securities and Exchange Commission declared the registration statement effective and California Lyon commenced an offer to exchange any and all of its outstanding $150.0 million aggregate principal amount of 7 1/2% Senior Notes due 2014, which are not registered under the Securities Act of 1933, for a like amount of its new 7 1/2% Senior Notes due 2014, which are registered under the Securities Act of 1933, upon the terms and subject to the conditions set forth in the prospectus dated July 16, 2004. The exchange offer is scheduled to expire at 5:00 p.m. New York City time on August 16, 2004, unless extended. The terms of the new notes are identical in all material respects to those of the old notes, except for certain transfer restrictions, registration rights and liquidated damages provisions relating to the old notes. California Lyon will not receive any proceeds from the exchange offer and the exchange will not be a taxable event for U.S. federal income tax purposes. The new notes have been approved for listing on the New York Stock Exchange.

The 7 1/2% Senior Notes due February 15, 2014 are senior unsecured obligations of California Lyon and are unconditionally guaranteed on a senior unsecured basis by Delaware Lyon, which is the parent company of California Lyon, and all of Delaware Lyon’s existing and certain of its future restricted subsidiaries. The notes and the guarantees rank senior to all of the Company’s and the guarantors’ debt that is expressly subordinated to the notes and the guarantees, but are effectively subordinated to all of the Company’s and the guarantors’ senior secured indebtedness to the extent of the value of the assets securing that indebtedness. Interest on the 7 1/2% Senior Notes is payable semi-annually on February 15 and August 15 of each year.

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

At June 30, 2004, the Company had approximately $165.2 million of secured indebtedness (excluding approximately $100.2 million of secured indebtedness of consolidated entities) and approximately $128.6 million of additional secured indebtedness available to be borrowed under the Company’s credit facilities, as limited by the Company’s borrowing base formulas.

Revolving Credit Facilities

As of June 30, 2004, the Company has four revolving credit facilities which have an aggregate maximum loan commitment of $395.0 million and mature at various dates through 2006. A $125.0 million revolving line of credit “expires” in November 2004. After that date the Company may borrow amounts, subject to applicable borrowing base and concentration limitations, under this facility solely to complete the construction of residences begun prior to such date in approved projects funded by disbursements under this facility. The final maturity date is the earlier of the date upon which the last residence, the construction of which was financed with proceeds of this loan, is sold or the date upon which such last residence is excluded from the borrowing base by the passage of time under this facility. As of June 30, 2004, $46.5 million outstanding under this line of credit will mature in November 2004. However, as in the past the Company expects the maturity to be extended by the lender at each maturity date for an additional year. Of the $125.0 million maximum commitment amount, $25.0 million is not available for disbursement and the loan amount is limited to $100.0 million until the lender consents, which consent may be withheld in its sole discretion, to make such funds available. A $150.0 million revolving line of credit finally matures in September 2006, although after September 2004, advances under this facility may only be made to complete projects approved on or before such date. A $50.0 million revolving line of credit initially “matures” in September 2004, after which the amounts available for borrowing begin to reduce with a final maturity date of September 2006. A $70.0 million revolving line of credit became effective in June 2004, and matures in June 2007, although after June 2007, maturity may be extended upon written request by the Company. Availability under each credit facility is subject not only to the maximum amount committed under the respective facility, but also to both various borrowing base and concentration limitations. The borrowing base limits lender advances to certain agreed percentages of asset value. The allowed percentage generally increases as the asset progresses from land under development to residence subject to contract of sale. Advances for each type of collateral become due in whole or in part, subject to possible re-borrowing, and/or the collateral becomes excluded from the borrowing base, after a specified period or earlier upon sale. Concentration limitations further restrict availability under the credit facilities. The effect of these borrowing base and concentration limitations essentially is to mandate minimum levels of the Company’s investment in a project, with higher percentages of investment required at earlier phases of a project, and with greater absolute dollar amounts of investment required as a project progresses. Each revolving credit facility is secured by deeds of trust on the real property and improvements thereon owned by the Company in the subdivision project(s) approved by the respective lender, as well as pledges of all net sale proceeds, related contracts and other ancillary property. Also, each credit facility includes financial covenants, which are detailed below. Outstanding advances bear interest at various rates, which approximate the prime rate. As of June 30, 2004, $154.0 million was outstanding under these credit facilities, with a weighted-average interest rate of 4.239%. Interest on the revolving credit facilities is calculated on the average, outstanding daily balance and is paid following the end of each month. As of June 30, 2004, the undrawn availability under these facilities was $128.6 million as limited by the borrowing base formulas. Delaware Lyon has guaranteed on an unsecured basis California Lyon’s obligations under certain of the revolving credit facilities and has provided an unsecured environmental indemnity in favor of the lender under the $125.0 million bank line of credit.

Under the revolving credit facilities, we are required to comply with a number of covenants, the most restrictive of which require Delaware Lyon to maintain:

➢	A tangible net worth, as defined, of $120.0 million, adjusted upwards quarterly by 50% of Delaware Lyon’s quarterly net income after March 31, 2002,

➢	A ratio of total liabilities to tangible net worth, each as defined, of less than 3.25 to 1; and

➢	Minimum liquidity, as defined, of at least $10.0 million.

As of and for the period ending June 30, 2004, the Company is in compliance with these covenants.

Construction Notes Payable

At June 30, 2004, the Company had construction notes payable on certain consolidated entities amounting to $100.2 million. The construction notes have various maturity dates and bear interest at rates ranging from prime plus 0.25% to prime plus 0.75% at June 30, 2004. Interest is calculated on the average daily balance and is paid following the end of each month.

Revolving Mortgage Warehouse Credit Facilities

The Company, through its mortgage subsidiary and one of its unconsolidated joint ventures, has entered into two revolving mortgage warehouse credit facilities with banks to fund its mortgage origination operations. The original credit facility, which matures in May 2005, provides for revolving loans of up to $30.0 million outstanding, $20.0 million of which is committed (lender obligated to lend if stated conditions are satisfied) and $10.0 million is not committed (lender advances are optional even if stated conditions are otherwise satisfied). On August 29, 2003, the Company’s mortgage subsidiary and one of its unconsolidated joint ventures entered into an additional $10.0 million credit facility which matures in August 2004. However, as in the past the Company expects the maturity to be extended by the lender at each maturity date for an additional year. Mortgage loans are generally held for a short period of time and are typically sold to investors within 7 to 15 days following funding. The facilities are secured by substantially all of the assets of each of the borrowers, including the mortgage loans held for sale, all rights of each of the borrowers with respect to contractual obligations of third party investors to purchase such mortgage loans, and all proceeds of sale of such mortgage loans. The facilities, which have LIBOR based pricing, also contain certain financial covenants requiring the borrowers to maintain minimum tangible net worth, leverage, profitability and liquidity. These facilities are non-recourse and are not guaranteed by the Company. At June 30, 2004 the outstanding balance under these facilities was $11.1 million.

Land Banking Arrangements

The Company enters into purchase agreements with various land sellers. In some instances, and as a method of acquiring land in staged takedowns, thereby minimizing the use of funds from the Company’s revolving credit facilities and other corporate financing sources and limiting the Company’s risk, the Company transfers its right in such purchase agreements to entities owned by third parties (land banking arrangements). These entities use equity contributions and/or incur debt to finance the acquisition and development of the lots. The entities grant the Company an option to acquire lots in staged takedowns. In consideration for this option, the Company makes a non-refundable deposit equal to 20% or less of the total purchase price. Additionally, the Company may be subject to other penalties if lots are not acquired. The Company is under no obligation to purchase the balance of the lots, but would forfeit remaining deposits and be subject to penalties if the lots were not purchased. The Company does not have legal title to these entities or their assets and has not guaranteed their liabilities. These land banking arrangements help the Company manage the financial and market risk associated with land holdings. The use of these land banking arrangements is dependent on, among other things, the availability of capital to the option provider, general housing market conditions and geographic preferences. As described above, Interpretation No. 46 requires the consolidation of the assets, liabilities and operations of two of the Company’s land banking arrangements including, as of June 30, 2004, real estate inventories of $34,184,000, and notes payable of $3,921,000. Summary information with respect to the Company’s consolidated land banking arrangements is as follows as of June 30, 2004 (dollars in thousands):

Total number of consolidated land banking projects	2

Total number of lots	508

Total purchase price	$77,543

Balance of lots still under option and not purchased:
Number of lots	321

Purchase price	$48,255

Forfeited deposits and penalties if lots were not purchased	$12,592

Joint Venture Financing

The Company and certain of its subsidiaries are general partners or members in joint ventures involved in the development and sale of residential projects. As described more fully in “Recently Issued Accounting Standards”, in accordance with Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, as amended (“Interpretation No. 46”) certain joint ventures have been determined to be variable interest entities in which the Company is considered the primary beneficiary. Accordingly, the assets, liabilities and operations of these joint ventures have been consolidated with the Company’s financial statements as of and for the three and six months ended June 30, 2004. Because the Company already recognizes its proportionate share of joint venture earnings and losses under the equity method of accounting, the adoption of Interpretation No. 46 did not affect the Company’s consolidated net income. The financial statements of joint ventures in which the Company is not considered the primary beneficiary are not consolidated with the Company’s financial statements. The Company’s investments in unconsolidated joint ventures are accounted for using the equity method. Income allocations and cash distributions to the Company from the unconsolidated joint ventures are based on predetermined formulas between the Company and its joint venture partners as specified in the applicable partnership or operating agreements. The Company generally receives, after partners’ priority returns and returns of partners’ capital, approximately 50% of the profits and cash flows from joint ventures. See Note 2 of “Notes to Consolidated Financial Statements” for condensed combined financial information for the joint ventures whose financial statements have been consolidated with the Company’s financial statements. See Note 3 of “Notes to Consolidated Financial Statements” for condensed combined financial information for the unconsolidated joint ventures. Based upon current estimates, substantially all future development and construction costs incurred by the joint ventures will be funded by the venture partners or from the proceeds of construction financing obtained by the joint ventures.

As of June 30, 2004, the Company’s investment in and advances to unconsolidated joint ventures was $20.0 million and the venture partners’ investment in such joint ventures was $18.6 million. As of June 30, 2004, these joint ventures had obtained financing which amounted to $28.7 million of outstanding indebtedness.

During the year ended December 31, 2002, one of the Company’s joint ventures (“Existing Venture”) was restructured such that the Company was required to purchase the 538 lots owned by the Existing Venture on a specified takedown basis through October 15, 2003 at a purchase price equal to the future cost of such lots including a 20% preferred return on invested capital to the outside partner of the Existing Venture. During the year ended December 31, 2002, the first 242 lots were purchased from the Existing Venture for $64.5 million, which includes a $12.5 million preferred return to the outside partner of the Existing Venture. The 242 lots were purchased by a newly formed joint venture (“New Venture”) between the Company and an outside partner. The Company was required to and did purchase the 242 lots owned by the New Venture on a specified takedown basis through May 15, 2004 at a purchase price equal to $74.2 million plus a 13 1/2% preferred return on invested capital to the outside partner of the New Venture. Because the Company was required to purchase the lots owned by both the Existing Venture and the New Venture, and the Company now controls both ventures, the financial statements of both ventures have been consolidated with the Company’s financial statements. During the year ended December 31, 2002, an additional 44 lots were purchased from the Existing Venture for $19.8 million, which includes a $4.0 million preferred return to the outside partner of the Existing Venture. The 44 lots were purchased through a land banking arrangement. During the year ended December 31, 2003, an additional 219 lots were purchased from the Existing Venture for $74.9 million, which included a $21.7 million preferred return to the outside partner of the Existing Venture. These purchases included (i) 172 lots which were purchased from the Existing Venture under a land banking arrangement (see Note 2) for $56.6 million, which included a $16.4 million preferred return to the outside partner of the Existing Venture and (2) 47 lots which were purchased by the New Venture from the Existing Venture for $18.3 million, which included a $5.3 million preferred return to the outside partner of the Existing Venture. During the year ended December 31, 2003, the Company purchased 175 lots from the New Venture for $54.5 million, all of which was paid to the outside partner as a return of capital. During the three and six months ended June 30, 2004, the Company purchased 31 and 73 lots, respectively, from the New Venture for $10.5 million and $22.4 million, respectively. The intercompany sales and related profits have been eliminated in consolidation.

During the year ended December 31, 2003, California Lyon and two unaffiliated parties formed a series of limited liability companies (“Development LLCs”) for the purpose of acquiring three parcels of land totaling 236 acres in Irvine and Tustin, California (formerly part of the Tustin Marine Corps Air Station) and developing the land into 1,910 residential homesites. The development process is anticipated to be completed by mid 2004 at which time California Lyon will be required under certain specific conditions to purchase approximately one half in value of the lots. California Lyon has a 12 1/2% indirect, minority interest in the Development LLCs, which are the borrowers under two secured lines of credit. Advances under the lines of credit are to be used to pay acquisition and development costs and expenses. The lines of credit are secured by deeds of trust on the real property and improvements thereon owned by the applicable Development LLCs, as well as pledges of all net sale proceeds, related contracts and other ancillary property. The maximum commitment amounts under the lines of credit are limited by specified agreed debt-to-value ratios. The maximum commitment amount under the line of credit that closed in January 2003 (“First Line of Credit”) is $35.0 million. Subject to specified terms and conditions, California Lyon and the other direct and indirect members of the Development LLC that is the borrower under the First Line of Credit, including certain affiliates of such other members, each (i) have guaranteed to the bank the repayment of the Development LLC’s indebtedness under the First Line of Credit, completion of certain infrastructure improvements to the land, payment of necessary loan remargining obligations, and the Development LLC’s performance under its environmental indemnity and covenants, and (ii) have agreed to take all actions and pay all amounts to assure that the Development LLC is in compliance with financial covenants. The First Line of Credit matures in January 2005, but may be extended to July 2005, subject to specified terms and conditions. The maximum commitment amount under the line of credit that closed in March 2003 (“Second Line of Credit”) is $105.0 million. The Second Line of Credit matures in September 2004, but may be extended to September 2005 subject to specified terms and conditions. Although the guarantee obligations of the other direct and indirect members of the Development LLC that is the borrower under the Second Line of Credit, and certain of their affiliates, are similar in nature to those under the First Line of Credit, California Lyon does not have any such guarantee obligations to the banks under the Second Line of Credit. However, California Lyon has posted letters of credit equal to approximately $24.6 million to secure its obligations as well as the Development LLCs’ obligations to the bank under both lines of credit. Further, California Lyon and the other direct and indirect members of the Development LLCs, including certain affiliates of such other members, have entered into reimbursement and indemnity agreements to allocate any liability arising from each line of credit, including the related guarantees and letters of credit. Delaware Lyon has entered into joinder agreements to be jointly and severally liable for California Lyon’s obligations under the reimbursement and indemnity agreements. While the reimbursement and indemnity agreements provide that liability is generally allocated in accordance with the members’ percentage interests in the Development LLCs’ distributions, Delaware Lyon and California Lyon may be liable for the full amount of the obligations guaranteed to the banks in certain specified circumstances, such as those involving the default, willful misconduct or gross negligence of California Lyon. As of June 30, 2004, the outstanding indebtedness under the First Line of Credit was $35.0 million and the outstanding indebtedness under the Second Line of Credit was $105.0 million.

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

Cash Flows — Comparison of Six Months Ended June 30, 2004 to Six Months Ended June 30, 2003

Net cash used in operating activities increased to $225.5 million in the 2004 period from $166.3 million in the 2003 period. The change was primarily as a result of increased expenditures in real estate inventories in the 2004 period, offset by an increase in operating income as a result of increased operating revenues. The successful issuance of the 10 3/4% Senior Notes in 2003 and the 7 1/2% Senior Notes in 2004, offset by the repayment of the 12 1/2% Senior Notes (as described in financing activities below), provided the Company with increased financial resources. The increase in real estate inventories resulted from (i) the Company’s improved financial condition and its ability to finance more of its operations as wholly-owned projects rather than being financed as unconsolidated joint venture projects and (ii) the consolidation of variable interest entities as described above. The risks inherent in purchasing and developing land increase as consumer demand for housing decreases. Thus, the Company may have bought and developed land on which it cannot profitably build and sell homes. The market value of land, building lots and housing inventories can fluctuate significantly as a result of changing market conditions. In addition, inventory carrying costs can be significant and can result in losses in a poorly performing project or market. In the event of significant changes in economic or market conditions, the Company may have to sell homes at significantly lower margins or at a loss.

Net cash (used in) provided by investing activities decreased to a use of $16.9 million in the 2004 period from a source of $24.3 million in the 2003 period. The change was primarily as a result of (i) a decrease in cash distributions of income from unconsolidated joint ventures to none in the 2004 period from $16.8 million in the 2003 period, (ii) distributions of capital from unconsolidated joint ventures to $6.2 million in the 2004 period from $14.1 million in the 2003 period and (iii) an increase in cash paid for property and equipment to $16.0 million in the 2004 period from $0.2 million in the 2003 period due to the purchase of an aircraft.

Net cash provided by financing activities increased to $246.4 million in the 2004 period from $136.3 million in the 2003 period, primarily as a result of (i) an increase in net borrowings on notes payable of $94.8 million in the 2004 period compared to net principal repayments on notes payable of $56.9 million in the 2003 period and (ii) the net proceeds of $147.6 million from the issuance of the 7 1/2% Senior Notes in the 2004 period compared to the net proceeds of $246.2 million from the issuance of the 10 3/4% Senior Notes and repayment of $70.3 million of the 12 1/2% Senior Notes in the 2003 period.

Off-Balance Sheet Arrangements

The Company enters into certain off-balance sheet arrangements including joint venture financing, option arrangements, land banking arrangements and variable interests in consolidated and unconsolidated entities. These arrangements are more fully described above and in Notes 2, 3 and 7 to Consolidated Financial Statements. In addition, the Company is party to certain contractual obligations, including land purchases and project commitments, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as amended.

Description of Projects

The Company’s homebuilding projects usually take two to five years to develop. The following table presents project information relating to each of the Company’s homebuilding divisions as of June 30, 2004 and only includes projects with lots owned at June 30, 2004 or homes closed for the six months ended June 30, 2004.

Project (County) Product	Year of First Delivery	Estimated Number of Homes at Completion(1)	Units Closed as of June 30, 2004	Backlog at June 30, 2004(2)(3)	Lots Owned as of June 30, 2004	Homes Closed for the Six Months Ended June 30, 2004	Sales Price Range(5)

SOUTHERN CALIFORNIA
Wholly-Owned:
Orange County
Mirador at Talega, San Clemente	2004	76	0	33	76	0	$1,200,000—1,350,000
Davenport, Ladera Ranch	2003	163	159	4	4	47	$380,000—432,000
Walden Park, Ladera Ranch	2004	109	22	67	87	22	$680,000—730,000
Laurel at Quail Hill, Irvine	2003	83	79	4	4	2	$560,000—610,000
Linden at Quail Hill, Irvine	2003	100	94	6	6	0	$580,000—675,000
Ambridge at Quail Hill, Irvine	2004	128	0	73	104	0	$555,000—650,000
Altamura @ Nellie Gail Ranch, Laguna Hills	2003	52	19	26	33	9	$1,975,000—2,000,000
Seacove at the Waterfront, Huntington Beach	2004	70	0	41	70	0	$920,000—1,080,000
Honeyman I, San Juan Capistrano	2005	80	0	0	80	0	$1,020,000—1,190,000
Honeyman II, San Juan Capistrano	2005	40	0	0	40	0	$1,260,000—1,350,000
Los Angeles County
Rassmussen, Moorpark	2005	265	0	0	265	0	$710,000—865,000
Riverside County
Homestead at Heartland, North Corona	2005	239	0	0	239	0	$415,000—$490,000
San Bernardino County
Citrus Heights, Fontana	2005	150	0	0	72	0	$421,000—466,000

Total Wholly-Owned		1,555	373	254	1,080	80

Joint Ventures:
Orange County
Amarante, Covenant Hills P-30A, Ladera Ranch	2005	53	0	0	53	0	$880,000—985,000
Bellataire, Covenant Hills P-30B, Ladera Ranch	2005	52	0	0	52	0	$1,010,000—1,059,000
Los Angeles County
Oakmont @ Westridge, Valencia	2003	87	36	51	51	20	$1,030,000—1,140,000
Creekside, Valencia	2004	141	0	90	141	0	$383,000—475,000
Riverside County
Discovery, North Corona	2004	172	42	52	130	42	$404,000—447,000
Bounty, North Corona	2003	167	59	80	108	34	$480,000—525,000
San Bernardino County
Echo Glen—Chino	2003	89	49	39	40	28	$510,000—570,000

Total Joint Ventures.		761	186	312	575	124

SOUTHERN CALIFORNIA REGION COMBINED TOTAL		2,316	559	566	1,655	204

NORTHERN CALIFORNIA
Wholly-Owned:
San Joaquin County
Ironwood II, Lathrop	2003	88	85	0	3	21	$276,000—317,000
Lyon Estates at Stonebridge, Lathrop	2004	72	30	42	42	30	$382,000—422,000
Seasons, Stockton	2005	145	0	0	145	0	$365,000—$409,000
Contra Costa County
The Bluffs, Hercules	2003	80	65	15	15	22	$622,000—674,000
The Shores, Hercules	2003	110	93	15	17	38	$575,000—653,000
Santa Clara County
Baton Rouge, San Jose	2005	91	0	0	91	0	$425,000—455,000
The Ranch at Silver Creek, San Jose:
Provance	2003	95	32	39	63	17	$1,350,000—1,510,000
Portofino	2003	42	26	13	16	18	$1,245,000—1,395,000
Mariposa	2003	78	38	38	40	20	$650,000—760,000
Siena	2003	61	46	14	15	29	$725,000—840,000
Casa Bella	2003	56	28	27	28	25	$590,000—720,000
Esperanza	2004	74	0	22	74	0	$795,000—965,000
Montesa	2004	54	0	24	54	0	$885,000—1,020,000

Project (County) Product	Year of First Delivery	Estimated Number of Homes at Completion(1)	Units Closed as of June 30, 2004	Backlog at June 30, 2004(2)(3)	Lots Owned as of June 30, 2004	Homes Closed for the Six Months Ended June 30, 2004	Sales Price Range(5)
Hacienda	2004	34	0	5	34	0	$1,785,000—2,050,000
Tesoro	2004	44	0	32	44	0	$755,000—815,000

		538	170	214	368	109

Stanislaus County
Sonterra at Walker Ranch, Patterson	2003	119	35	53	84	17	$390,000—443,000

Total Wholly-Owned		1,243	478	339	765	237

Joint Ventures:
Contra Costa County
Bayside, Hercules	2005	172	0	0	172	0	$438,000—548,000
Olde Ivy, Brentwood	2003	77	38	30	39	18	$440,000—468,000
Heartland, Brentwood	2003	76	39	22	37	19	$444,000—471,000
Gables, Brentwood	2003	99	37	36	62	17	$420,000—479,000
Overlook, Hercules	2003	133	53	56	80	27	$634,000—676,000
El Dorado County
Lyon Casina, El Dorado Hills	2001	123	123	0	0	23	$365,000—405,000
Lyon Prima, El Dorado Hills	2001	137	104	30	33	18	$445,000—511,000
Placer County
Pinehurst at Morgan Creek	2003	117	21	43	96	9	$491,000—596,000
Cypress at Morgan Creek	2003	73	17	47	56	5	$521,000—581,000
Sacramento County
Big Horn, Elk Grove	2005	255	0	0	255	0	$195,000—269,000

Total Joint Ventures.		1,262	432	264	830	136

NORTHERN CALIFORNIA REGION COMBINED TOTAL		2,505	910	603	1,595	373

SAN DIEGO
Wholly-Owned:
Riverside County
Bridle Creek, Corona	2003	274	54	30	136	36	$588,000—655,000
Willow Glen, Temecula	2003	74	74	0	0	15	$342,000—383,000
Tessera, Beaumont	2003	168	111	45	57	45	$302,000—342,000
Sedona, Murietta	2003	150	85	30	65	43	$470,000—554,000
Harveston Ranch, Temecula	2005	162	0	0	162	0	$271,000—286,000
San Diego County
Vineyards, Escondido	2002	72	57	12	15	30	$559,000—576,000
Meadows, Escondido	2004	45	32	10	13	32	$622,000—700,000
Promenade North, San Diego	2006	143	0	0	143	0	$400,000—475,000
Sonora Ridge, Chula Vista	2003	172	122	46	50	43	$453,000—493,000

Total Wholly-Owned		1,260	535	173	641	244

Joint Ventures:
Riverside County
Cabrillo at Montecito Ranch, Corona	2004	83	37	43	46	37	$597,000—629,000
San Diego County
Ravenna, San Diego	2005	199	0	0	199	0	$365,000—380,000
Amante, San Diego	2005	127	0	0	127	0	$437,000—482,000
Boardwalk, San Diego	2004	90	0	47	90	0	$522,000—605,000
Treviso, San Diego	2005	186	0	0	186	0
San Miguel Village, Chula Vista	2005	195	0	0	195	0	$298,000—326,000

Total Joint Ventures		880	37	90	843	37

SAN DIEGO REGION COMBINED TOTAL		2,140	572	263	1,484	281

Project (County) Product	Year of First Delivery	Estimated Number of Homes at Completion(1)	Units Closed as of June 30, 2004	Backlog at June 30, 2004(2)(3)	Lots Owned as of June 30, 2004	Homes Closed for the Six Months Ended June 30, 2004	Sales Price Range(5)

ARIZONA
Wholly-Owned:
Maricopa County
Mesquite Grove—Parada, Chandler	2001	112	110	2	2	6	$195,000—239,000
Mesquite Grove—Estates, Chandler	2001	93	85	8	8	21	$301,000—338,000
Dove Wing at Power Ranch, Gilbert	2001	103	103	0	0	3	$177,000—227,000
Morgan Creek at Country Place, Tolleson	2001	115	115	0	0	3	$119,000—141,000
Oakcrest at Gateway Crossing, Gilbert	2003	236	119	102	117	77	$140,000—185,000
Woodridge at Gateway Crossing, Gilbert	2003	165	27	86	138	25	$160,000—207,000
Sonoran Foothills, Phoenix
Desert Crown	2004	124	0	30	124	0	$297,000—419,000
Desert Sierra	2004	212	0	17	212	0	$178,000—217,000
Copper Canyon Ranch, Surprise
Rancho Vistas	2004	212	34	122	178	34	$365,000—452,000
Sunset Point	2004	282	0	17	282	0	$143,000—224,000
El Sendero Hills	2004	188	0	39	188	0	$213,000—273,000

ARIZONA REGION TOTAL		1,842	593	423	1,249	169

NEVADA
Wholly-Owned:
Clark County
Topaz Ridge at Summerlin, Las Vegas	2002	89	89	0	0	9	$577,000—630,000
Annendale, North Las Vegas	2001	194	194	0	0	1	$181,000—204,000
Iron Mountain, Las Vegas	2003	70	70	0	0	26	$363,000—416,000
Vista Verde at Summerlin, Las Vegas	2003	122	68	16	54	53	$410,000—473,000
Miraleste at Summerlin, Las Vegas	2003	122	63	43	59	56	$541,000—584,000
The Classics, North Las Vegas	2003	227	112	40	115	60	$252,000—272,000
The Springs, North Las Vegas	2003	209	92	16	117	65	$226,000—270,000
The Estates, North Las Vegas	2003	176	69	47	107	45	$271,000—305,000
The Cottages, North Las Vegas	2004	360	52	37	308	52	$227,000—257,000
Granada at Summerlin, Las Vegas	2004	144	3	34	141	3	$435,000—500,000
Palomar at Summerlin, Las Vegas	2005	27	0	0	27	0	$399,000—432,000
Carson Ranch, Las Vegas	2005	130	0	0	130	0	$264,000—297,000
Summerlin Village, 19, Las Vegas	2005	304	0	0	304	0	$285,000—430,000

NEVADA REGION TOTAL		2,174	812	233	1,362	370

GRAND TOTALS:
Wholly-Owned		8,074	2,791	1,422	5,097	1,100
Joint Ventures		2,903	655	666	2,248	297

		10,977	3,446	2,088	7,345	1,397

(1)	The estimated number of homes to be built at completion is subject to change, and there can be no assurance that the Company will build these homes.
(2)	Backlog consists of homes sold under sales contracts that have not yet closed, and there can be no assurance that closings of sold homes will occur.
(3)	Of the total homes subject to pending sales contracts as of June 30, 2004, 1,899 represent homes completed or under construction and 189 represent homes not yet under construction.
(4)	Lots owned as of June 30, 2004 includes lots in backlog at June 30, 2004.
(5)	Sales price range reflects base price only and excludes any lot premium, buyer incentive and buyer selected options, which vary from project to project.

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

Critical Accounting Polices

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and costs and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those which impact its most critical accounting policies. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as amended, the Company’s most critical accounting policies are real estate inventories and cost of sales; impairment of real estate inventories; sales and profit recognition; and variable interest entities. Since December 31, 2003, there have been no changes in the Company’s most critical accounting policies, except as described in the following paragraph, and no material changes in the assumptions and estimates used by management.

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

Based on the Company’s analysis of arrangements created after January 31, 2003, no VIEs had been created for the period from February 1, 2003 through June 30, 2003 with respect to option agreements or land banking arrangements as identified under clauses (i) and (ii) of the previous paragraph. At June 30, 2003, three joint ventures created after January 31, 2003 have been determined to be VIEs under Interpretation No. 46 in which the Company is considered the primary beneficiary. Accordingly, the assets, liabilities and operations of these three joint ventures have been consolidated with the Company’s financial statements as of June 30, 2003 and for the three and six months ended June 30, 2003. At December 31, 2003, certain joint ventures and one land banking arrangement created after January 31, 2003 had been determined to be VIEs under Interpretation No. 46 in which the Company is considered the primary beneficiary. Accordingly, the assets, liabilities and operations of these joint ventures and land banking arrangement were consolidated with the Company’s financial statements as of December 31, 2003 and for the period then ended. Effective January 1, 2004, certain additional joint ventures and land banking arrangements created prior to February 1, 2003 have been determined to be VIEs under Interpretation No. 46 in which the Company is considered the primary beneficiary. Accordingly, the assets, liabilities and operations of all of these joint ventures and land banking arrangements have been consolidated with the Company’s financial statements as of January 1, 2004 and for the three and six months ended June 30, 2004.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as amended, includes detailed disclosure about quantitative and qualitative disclosures about market risk. Quantitative and qualitative disclosures about market risk have not materially changed since December 31, 2003.

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

Item 4.    Submission of Matters to a Vote of Security Holders

(a) The Company’s Annual Meeting of Holders of Common Stock was held on May 10, 2004. At this meeting of the holders of Common Stock the following directors were elected to serve on the Company’s Board of Directors until the next Annual Meeting and until their respective successors are elected and qualified:

	Votes For	Votes Withheld
General William Lyon	7,104,999	2,760
Wade H. Cable	7,102,867	4,892
General James E. Dalton	7,103,390	4,369
Richard E. Frankel	5,873,935	1,233,824
William H. Lyon	7,102,867	4,892
William H. McFarland	7,102,296	5,463
Alex Meruelo	7,080,727	27,032
Michael L. Meyer	7,085,321	22,438
Randolph W. Westerfield	7,103,404	4,355

In addition, the holders of Common Stock approved the following:

	Votes For	Votes Against	Votes Abstaining (Including Broker Non-Votes)
Ratification of the selection of Ernst & Young LLP as Independent Auditors of the Company for the fiscal year ending December 31, 2004	7,104,518	2,841	400

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit No.		Description
10.1

Fifth Amendment to Loan Agreement dated as of April 14, 2004, by and between William Lyon Homes, Inc., a California corporation (the “Borrower”) and RFC Construction Funding Corp., a Delaware corporation (the “Lender”).

10.2

Mortgage Warehouse Loan and Security Agreement dated June 1, 2004, by and between Duxford Financial, Inc., and/or Bayport Mortgage, L.P., a California corporation (“Borrower”) and First Tennessee Bank (“Bank”).

10.3

Borrowing Base Line of Credit Agreement, dated as of June 28, 2004, by and between William Lyon Homes, Inc., a California corporation (“Borrower”); and Bank One, NA, a national banking association (“Bank”).

10.4	(1)

Revolving Line of Credit Loan Agreement, dated as of March 11, 2003, by and among Moffett Meadows Partners, LLC, a Delaware limited liability company, as borrower, and California Bank & Trust, a California banking corporation, and the other financial institutions named therein, as lenders.

Exhibit No.		Description

10.5	(1)	Joinder Agreement to Reimbursement and Indemnity Agreement, entered into as of March 25, 2003, by William Lyon Homes, a Delaware corporation.(1)

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

(1)	Previously filed as an exhibit to Amendment No. 3 to the Company’s Registration Statement on Form S-4 (S.E.C. Registration No. 333-114691) filed on July 15, 2004 and incorporated herein by this reference.

(b)  Reports on Form 8-K

April 5, 2004. A Current Report on Form 8-K was furnished by the Company in reference to a press release announcing the Company’s preliminary net new home orders and backlog for the fiscal quarter ended March 31, 2004.

May 17, 2004. A Current Report on Form 8-K was furnished by the Company in reference to a press release reporting financial results for the fiscal quarter ended March 31, 2004 and a transcript of a conference call and webcast held on May 12, 2004 regarding the financial results for the same period then ended.

WILLIAM LYON HOMES

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAM LYON HOMES Registrant

Date: August 5, 2004	By:	/s/ MICHAEL D. GRUBBS
MICHAEL D. GRUBBS Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: August 5, 2004	By:	/s/ W. DOUGLASS HARRIS
W. DOUGLASS HARRIS Vice President, Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description

10.1

Fifth Amendment to Loan Agreement dated as of April 14, 2004, by and between William Lyon Homes, Inc., a California corporation (the “Borrower”) and RFC Construction Funding Corp., a Delaware corporation (the “Lender”).

10.2

Mortgage Warehouse Loan and Security Agreement dated June 1, 2004, by and between Duxford Financial, Inc., and/or Bayport Mortgage, L.P., a California corporation (“Borrower”) and First Tennessee Bank (“Bank”).

10.3

Borrowing Base Line of Credit Agreement, dated as of June 28, 2004, by and between William Lyon Homes, Inc., a California corporation (“Borrower”); and Bank One, NA, a national banking association (“Bank”).

10.4	(1)

Revolving Line of Credit Loan Agreement, dated as of March 11, 2003, by and among Moffett Meadows Partners, LLC, a Delaware limited liability company, as borrower, and California Bank & Trust, a California banking corporation, and the other financial institutions named therein, as lenders.

10.5	(1)	Joinder Agreement to Reimbursement and Indemnity Agreement, entered into as of March 25, 2003, by William Lyon Homes, a Delaware corporation.(1)

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

(1)	Previously filed as an exhibit to Amendment No. 3 to the Company’s Registration Statement on Form S-4 (S.E.C. Registration No. 333-114691) filed on July 15, 2004 and incorporated herein by this reference.