Form 10-Q
period 2004-09-30
WILLIAM LYON HOMES
filed 2004-11-09
CIK 1095996

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

YES  ☒                    NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES  ☒                    NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at November 1, 2004
Common stock, par value $.01	9,891,236

WILLIAM LYON HOMES

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements.

WILLIAM LYON HOMES

CONSOLIDATED BALANCE SHEETS

(in thousands except number of shares and par value per share)

ASSETS
	September 30, 2004	December 31, 2003
	(unaudited)
	(Note 2)
Cash and cash equivalents	$40,115	$24,137
Receivables	28,147	46,211
Real estate inventories — Notes 2 and 3	1,179,310	698,047
Investments in and advances to unconsolidated joint ventures — Note 3	15,940	45,613
Property and equipment, less accumulated depreciation of $7,305 and $6,517 at September 30, 2004 and December 31, 2003, respectively	18,206	1,625
Deferred loan costs	11,865	9,041
Goodwill — Note 1	5,896	5,896
Other assets	16,999	19,036

	$1,316,478	$849,606

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$57,627	$35,697
Accrued expenses	99,542	92,636
Notes payable	232,991	80,331
10 3/4% Senior Notes due April 1, 2013 — Note 4	246,585	246,406
7 1/2% Senior Notes due February 15, 2014 — Note 4	150,000	—

	786,745	455,070

Minority interest in consolidated entities — Notes 2 and 3	182,105	142,496

Stockholders’ equity — Note 6
Common stock, par value $.01 per share; 30,000,000 shares authorized; 9,891,236 and 9,787,440 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	99	98
Additional paid-in capital	110,911	106,818
Retained earnings	236,618	145,124

	347,628	252,040

	$1,316,478	$849,606

See accompanying notes.

WILLIAM LYON HOMES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands except per common share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Note 2)		(Note 2)
Operating revenue
Home sales	$474,322	$212,598	$1,095,930	$422,702
Lots, land and other sales	628	—	18,051	17,000
Management fees	—	1,462	—	5,553

	474,950	214,060	1,113,981	445,255

Operating costs
Cost of sales — homes	(348,606)	(176,553)	(831,870)	(350,370)
Cost of sales — lots, land and other	(785)	(36)	(14,611)	(10,838)
Sales and marketing	(14,273)	(8,104)	(37,565)	(18,402)
General and administrative	(23,536)	(10,488)	(54,254)	(31,654)
Other	(658)	(472)	(1,425)	(1,394)

	(387,858)	(195,653)	(939,725)	(412,658)

Equity in (loss) income of unconsolidated joint ventures — Note 3	(268)	4,658	(451)	19,734

Minority equity in (income) loss of consolidated entities — Note 2	(13,858)	35	(24,770)	47

Operating income	72,966	23,100	149,035	52,378
Other income, net	1,244	1,301	2,949	3,620

Income before provision for income taxes	74,210	24,401	151,984	55,998
Provision for income taxes — Note 1	(29,273)	(9,534)	(60,490)	(22,457)

Net income	$44,937	$14,867	$91,494	$33,541

Earnings per common share — Note 1
Basic	$4.54	$1.52	$9.29	$3.43

Diluted	$4.51	$1.49	$9.22	$3.37

See accompanying notes.

WILLIAM LYON HOMES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2004

(in thousands)

(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total
	Shares	Amount
Balance — December 31, 2003	9,787	$98	$106,818	$145,124	$252,040
Issuance of common stock upon exercise of stock options and related income tax benefit — Note 6	104	1	4,093	—	4,094
Net income	—	—	—	91,494	91,494

Balance — September 30, 2004	9,891	$99	$110,911	$236,618	$347,628

See accompanying notes.

WILLIAM LYON HOMES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2004	2003
	(Note 2)
Operating activities
Net income	$91,494	$33,541
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	788	868
Equity in loss (income) of unconsolidated joint ventures	451	(19,734)
Minority equity in income (loss) of consolidated entities	24,770	(47)
Provision for income taxes	60,490	22,457
Net changes in operating assets and liabilities:
Receivables	20,323	8,522
Real estate inventories	(320,961)	(264,470)
Deferred loan costs	(387)	(7,568)
Other assets	2,037	(3,556)
Accounts payable	15,651	20,240
Accrued expenses	(53,182)	(7,226)

Net cash used in operating activities	(158,526)	(216,973)

Investing activities
Investments in and advances to unconsolidated joint ventures	(8,200)	(6,956)
Distributions of income from unconsolidated joint ventures	—	23,857
Distributions of capital from unconsolidated joint ventures	11,118	21,245
Purchases of property and equipment	(17,369)	(283)

Net cash (used in) provided by investing activities	(14,451)	37,863

Financing activities
Proceeds from borrowing on notes payable	1,257,449	717,957
Principal payments on notes payable	(1,195,040)	(730,713)
Repayment of 12 1/2% Senior Notes	—	(70,279)
Issuance of 10 3/4% Senior Notes	—	246,233
Issuance of 7 1/2% Senior Notes	147,563	—
Minority interest contributions (distributions), net	(21,949)	28,776
Common stock issued for exercised options	932	1,835
Common stock purchased	—	(7,180)

Net cash provided by financing activities	188,955	186,629

Net increase in cash and cash equivalents	15,978	7,519
Cash and cash equivalents — beginning of period	24,137	16,694

Cash and cash equivalents — end of period	$40,115	$24,213

Supplemental disclosures of cash flow information
Cash paid during the period for interest, net of amounts capitalized	$(7,656)	$(13,317)

Income tax benefit credited to additional paid-in capital in connection with stock option exercises	$3,162	$—

Non-cash effect of consolidation of previously unconsolidated joint ventures	$26,304	$—

See accompanying notes.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 — Basis of Presentation and Significant Accounting Policies

William Lyon Homes, a Delaware corporation, and subsidiaries (the “Company”) are primarily engaged in designing, constructing and selling single family detached and attached homes in California, Arizona and Nevada.

The unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The consolidated financial statements included herein should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as amended.

The interim consolidated financial statements have been prepared in accordance with the Company’s customary accounting practices. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a presentation in accordance with U.S. generally accepted accounting principles have been included. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

The preparation of the Company’s financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities as of September 30, 2004 and December 31, 2003 and revenues and expenses for the periods presented. Accordingly, actual results could differ materially from those estimates in the near-term.

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

Management fees represent fees earned from unconsolidated joint ventures in accordance with joint venture and/or operating agreements.

The amount paid for business acquisitions over the net fair value of assets acquired and liabilities assumed is reflected as goodwill and is subject to impairment tests in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. As of September 30, 2004, the Company believes there have been no indicators of impairment related to the Company’s goodwill.

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

	September 30,
	2004	2003
Warranty liability, beginning of period	$7,267	$4,287
Warranty liability from consolidated entities as of January 1, 2004—Note 2	1,664	—
Warranty provision during period	10,027	3,370
Warranty settlements during period	(7,997)	(4,162)

Warranty liability, end of period	$10,961	$3,495

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

Earnings per share amounts for all periods presented conform to Financial Accounting Standards Board Statement of Financial Accounting Standards No. 128, Earnings Per Share. Basic and diluted earnings per common share for the three months ended September 30, 2004 are based on 9,888,915 and 9,965,762 weighted average shares of common stock outstanding, respectively. Basic and diluted earnings per common share for the nine months ended September 30, 2004 are based on 9,847,040 and 9,923,776 weighted average shares of common stock outstanding, respectively. Basic and diluted earnings per common share for the three months ended September 30, 2003 are based on 9,808,252 and 9,993,462 weighted average shares of common stock outstanding, respectively. Basic and diluted earnings per common share for the nine months ended September 30, 2003 are based on 9,790,804 and 9,961,762 weighted average shares of common stock outstanding, respectively.

At September 30, 2004, the Company had stock plans, which are described more fully in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as amended. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

common stock on the date of grant. The following table illustrates the effect on net income and earnings per common share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, to stock-based employee plans (in thousands, except per common share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income, as reported	$44,937	$14,867	$91,494	$33,541
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	(18)	(22)	(362)

Net income, as adjusted	$44,937	$14,849	$91,472	$33,179

Earnings per common share:
Basic — as reported	$4.54	$1.52	$9.29	$3.43

Basic — as adjusted	$4.54	$1.51	$9.29	$3.39

Diluted — as reported	$4.51	$1.49	$9.22	$3.37

Diluted — as adjusted	$4.51	$1.49	$9.22	$3.33

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

Based on the Company’s analysis of arrangements created after January 31, 2003, no VIEs had been created for the period from February 1, 2003 through September 30, 2003 with respect to option agreements or land banking arrangements as identified under clauses (i) and (ii) of the previous paragraph. At September 30, 2003, three joint ventures and one land banking arrangement created after January 31, 2003 have been determined to be VIEs under Interpretation No. 46 in which the Company is considered the primary beneficiary. Accordingly, the assets, liabilities and operations of these three joint ventures and one land banking arrangement have been consolidated with the Company’s financial statements as of September 30, 2003 and for the three and nine months ended September 30, 2003. At December 31, 2003, certain joint ventures and one land banking arrangement created after January 31, 2003 had been determined to be VIEs under Interpretation No. 46 in which the Company is considered the primary beneficiary. Accordingly, the assets, liabilities and operations of these joint ventures and land banking arrangement were consolidated with the Company’s financial statements as of December 31, 2003 and for the period then ended. Effective January 1, 2004, certain additional joint ventures and land banking arrangements created prior to February 1, 2003 have been determined to be VIEs under Interpretation No. 46 in which the Company is considered the primary beneficiary. Accordingly, the assets, liabilities and operations of all of these joint ventures and land banking arrangements have been consolidated with the Company’s financial statements as of January 1, 2004 and for the three and nine months ended September 30, 2004. Supplemental consolidating financial information of the Company, specifically including information for the joint ventures and land banking arrangements consolidated under Interpretation No. 46 and for two joint ventures which were previously consolidated (see Note 2), is presented below to provide additional information as to the nature of assets held and the operations of the consolidated entities. Investments in consolidated joint ventures in the separate financial statements of wholly-owned entities are presented below using the equity method of accounting. Consolidated real estate inventories include land deposits under option agreements or land banking arrangements (excluding the consolidated land banking arrangements as previously described in this paragraph) of $37,136,000 and $37,293,000 at September 30, 2004 and December 31, 2003, respectively.

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

The Company enters into purchase agreements with various land sellers. In some instances, and as a method of acquiring land in staged takedowns, thereby minimizing the use of funds from the Company’s revolving credit facilities and other corporate financing sources and limiting the Company’s risk, the Company transfers its right in such purchase agreements to entities owned by third parties (land banking arrangements). These entities use equity contributions and/or incur debt to finance the acquisition and development of the lots. The entities grant the Company an option to acquire lots in staged takedowns. In consideration for this option, the Company makes a non-refundable deposit equal to 20% or less of the total purchase price. Additionally, the Company may be subject to other penalties if lots are not acquired. The Company is under no obligation to purchase the balance of the lots, but would forfeit remaining deposits and be subject to penalties if the lots were not purchased. The Company does not have legal title to these entities or their assets and has not guaranteed their liabilities. These land banking arrangements help the Company manage the financial and market risk associated with land

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

holdings. The use of these land banking arrangements is dependent on, among other things, the availability of capital to the option provider, general housing market conditions and geographic preferences. Interpretation No. 46 requires the consolidation of the assets, liabilities and operations of two of the Company’s land banking arrangements including, as of September 30, 2004, real estate inventories of $32,898,000, and notes payable of $929,000. Summary information with respect to the Company’s consolidated land banking arrangements is as follows as of September 30, 2004 (dollars in thousands):

Total number of consolidated land banking projects	2

Total number of lots	508

Total purchase price	$77,543

Balance of lots still under option and not purchased:
Number of lots	226

Purchase price	$38,177

Forfeited deposits and penalties if lots were not purchased	$12,592

One of the land banking arrangements which has been determined to be a VIE was entered into effective on September 29, 2003. Under this arrangement, the Company transferred to an entity owned by a third party the Company’s right to purchase certain real estate assets (lots) from a joint venture whose financial statements have previously been consolidated with the Company’s financial statements (see Note 3). Concurrently, the Company entered into an option agreement with the entity owned by a third party whereby the Company agreed to acquire lots in staged takedowns through August 15, 2005. The Company made a non-refundable deposit of $14,418,000 and the entity owned by a third party made an equity contribution of $42,214,000 to purchase the lots from the joint venture for a total price of $56,632,000 (which included a $16,441,000 preferred return to the outside partner of the joint venture). The Company is under no obligation to purchase the lots, but would forfeit remaining deposits if the lots were not purchased. The Company does not have legal title to the entity owned by a third party and has not guaranteed its liabilities. The total purchase price under the option agreement is $60,848,550 plus a 10 1/4% preferred return on invested capital to the outside third party. The property consists of 128 single-family lots and 22 high-density lots on which the Company will construct 128 single-family homes on the single-family lots and 44 duplex condominium units on the high-density lots. The homes are expected to be constructed and sold in phases over a two-to-three year period with approximate base sales prices ranging from $805,000 to $1,090,000. As of September 30, 2004, 83 lots have been taken down and ten homes have closed. The intercompany sales and related profits have been eliminated in consolidation.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET BY FORM OF OWNERSHIP

(in thousands)

	September 30, 2004
		Consolidated Entities
	Wholly- Owned	Variable Interest Entities Under Interpretation No. 46	Joint Ventures Previously Consolidated	Eliminating Entries	Consolidated Total

ASSETS

Cash and cash equivalents	$24,943	$15,118	$54	$—	$40,115
Receivables	26,717	1,430	—	—	28,147
Real estate inventories	821,750	357,221	339	—	1,179,310
Investments in and advances to unconsolidated joint ventures	15,940	—	—	—	15,940
Investments in consolidated entities	97,293	—	—	(97,293)	—
Other assets	52,966	—	—	—	52,966
Intercompany receivables	—	—	3,785	(3,785)	—

	$1,039,609	$373,769	$4,178	$(101,078)	$1,316,478

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued expenses	$131,184	$25,772	$213	$—	$157,169
Notes payable	163,493	69,498	—	—	232,991
10 3/4% Senior Notes due April 1, 2013	246,585	—	—	—	246,585
7 1/2% Senior Notes due February 15, 2014	150,000	—	—	—	150,000
Intercompany payables	719	3,066	—	(3,785)	—

Total liabilities	691,981	98,336	$213	(3,785)	786,745
Minority interest in consolidated entities	—	—	—	182,105	182,105
Owners’ capital
William Lyon Homes	—	96,012	1,281	(97,293)	—
Others	—	179,421	2,684	(182,105)	—
Stockholders’ equity	347,628	—	—	—	347,628

	$1,039,609	$373,769	$4,178	$(101,078)	$1,316,478

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

CONDENSED CONSOLIDATING STATEMENT OF INCOME BY FORM OF OWNERSHIP

(in thousands)

	Three Months Ended September 30, 2004
	Wholly- Owned	Consolidated Entities		Eliminating Entries	Consolidated Total
		Variable Interest Entities Under Interpretation No. 46	Joint Ventures Previously Consolidated
Operating revenue
Sales	$321,719	$153,231	$6,103	$(6,103)	$474,950
Management fees	4,598	—	—	(4,598)	—

	326,317	153,231	6,103	(10,701)	474,950

Operating costs
Cost of sales	(239,550)	(114,439)	(6,103)	10,701	(349,391)
Sales and marketing	(9,470)	(4,803)	—	—	(14,273)
General and administrative	(23,536)	—	—	—	(23,536)
Other	(658)	—	—	—	(658)

	(273,214)	(119,242)	(6,103)	10,701	(387,858)

Equity in loss of unconsolidated joint ventures	(268)	—	—	—	(268)

Equity in income of consolidated entities	20,149	—	—	(20,149)	—

Minority equity in income of consolidated entities	—	—	—	(13,858)	(13,858)

Operating income	72,984	33,989	—	(34,007)	72,966
Other income, net	1,226	18	—	—	1,244

Income before provision for income taxes	74,210	34,007	—	(34,007)	74,210
Provision for income taxes	(29,273)	—	—	—	(29,273)

Net income	$44,937	$34,007	$—	$(34,007)	$44,937

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

CONDENSED CONSOLIDATING STATEMENT OF INCOME BY FORM OF OWNERSHIP

(in thousands)

	Three Months Ended September 30, 2003
		Consolidated Entities
	Wholly- Owned	Variable Interest Entities Under Interpretation No. 46	Joint Ventures Previously Consolidated	Elimination Entries	Consolidated Total
Operating revenue
Sales	$212,598	$—	$97,443	$(97,443)	$212,598
Management fees	1,462	—	—	—	1,462

	214,060	—	97,443	(97,443)	214,060

Operating costs
Cost of sales	(176,589)	—	(75,700)	75,700	(176,589)
Sales and marketing	(7,803)	(239)	(62)	—	(8,104)
General and administrative	(10,488)	—	—	—	(10,488)
Other	(472)	—	—	—	(472)

	(195,352)	(239)	(75,762)	75,700	(195,653)

Equity in income of unconsolidated joint ventures	4,658	—	—	—	4,658

Equity in loss of consolidated entities	(260)	—	—	260	—

Minority equity in loss (income) of consolidated entities	—	35	(21,743)	21,743	35

Operating income (loss)	23,106	(204)	(62)	260	23,100
Other income, net	1,295	—	6	—	1,301

Income (loss) before provision for income taxes	24,401	(204)	(56)	260	24,401
Provision for income taxes	(9,534)	—	—	—	(9,534)

Net income (loss)	$14,867	$(204)	$(56)	$260	$14,867

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

CONDENSED CONSOLIDATING STATEMENT OF INCOME BY FORM OF OWNERSHIP

(in thousands)

	Nine Months Ended September 30, 2004
	Wholly- Owned	Consolidated Entities		Eliminating Entries	Consolidated Total
		Variable Interest Entities Under Interpretation No. 46	Joint Ventures Previously Consolidated
Operating revenue
Sales	$817,834	$296,147	$28,474	$(28,474)	$1,113,981
Management fees	8,789	—	—	(8,789)	—

	826,623	296,147	28,474	(37,263)	1,113,981

Operating costs
Cost of sales	(627,569)	(227,701)	(28,474)	37,263	(846,481)
Sales and marketing	(27,403)	(10,162)	—	—	(37,565)
General and administrative	(54,254)	—	—	—	(54,254)
Other	(1,425)	—	—	—	(1,425)

	(710,651)	(237,863)	(28,474)	37,263	(939,725)

Equity in loss of unconsolidated joint ventures	(451)	—	—	—	(451)

Equity in income of consolidated entities	33,561	—	—	(33,561)	—

Minority equity in income of consolidated entities	—	—	—	(24,770)	(24,770)

Operating income	149,082	58,284	—	(58,331)	149,035
Other income, net	2,902	47	—	—	2,949

Income before provision for income taxes	151,984	58,331	—	(58,331)	151,984
Provision for income taxes	(60,490)	—	—	—	(60,490)

Net income	$91,494	$58,331	$—	$(58,331)	$91,494

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

CONDENSED CONSOLIDATING STATEMENT OF INCOME BY FORM OF OWNERSHIP

(in thousands)

	Nine Months Ended September 30, 2003
		Consolidated Entities
	Wholly- Owned	Variable Interest Entities Under Interpretation No. 46	Joint Ventures Previously Consolidated	Elimination Entries	Consolidated Total
Operating revenue
Sales	$439,702	$—	$120,684	$(120,684)	$439,702
Management fees	5,553	—	—	—	5,553

	445,255	—	120,684	(120,684)	445,255

Operating costs
Cost of sales	(361,208)	—	(98,941)	98,941	(361,208)
Sales and marketing	(17,743)	(349)	(310)	—	(18,402)
General and administrative	(31,654)	—	—	—	(31,654)
Other	(1,394)	—	—	—	(1,394)

	(411,999)	(349)	(99,251)	98,941	(412,658)

Equity in income of unconsolidated joint ventures	19,734	—	—	—	19,734

Equity in loss of consolidated entities	(587)	—	—	587	—

Minority equity in loss (income) of consolidated entities	—	47	(21,743)	21,743	47

Operating income (loss)	52,403	(302)	(310)	587	52,378
Other income, net	3,595	6	19	—	3,620

Income (loss) before provision for income taxes	55,998	(296)	(291)	587	55,998
Provision for income taxes	(22,457)	—	—	—	(22,457)

Net income (loss)	$33,541	$(296)	$(291)	$587	$33,541

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 3 — Investments in and Advances to Unconsolidated Joint Ventures

The Company and certain of its subsidiaries are general partners or members in joint ventures involved in the development and sale of residential projects. The consolidated financial statements of the Company include the accounts of the Company, all majority-owned and controlled subsidiaries and certain joint ventures which have been determined to be variable interest entities in which the Company is considered the primary beneficiary (see Note 2). The financial statements of joint ventures which have not been determined to be variable interest entities in which the Company is considered the primary beneficiary are not consolidated with the Company’s financial statements. The Company’s investments in unconsolidated joint ventures are accounted for using the equity method. Condensed combined financial information of these unconsolidated joint ventures as of September 30, 2004 and December 31, 2003 is summarized as follows:

CONDENSED COMBINED BALANCE SHEETS

(in thousands)

	September 30, 2004	December 31, 2003
	(unaudited)
	(Note 2)
ASSETS
Cash and cash equivalents	$663	$4,973
Receivables	387	2,339
Real estate inventories	36,645	187,048
Investment in unconsolidated joint venture	24,063	22,804
Other assets	97	—

	$61,855	$217,164

LIABILITIES AND OWNERS’ CAPITAL
Accounts payable	$2,767	$6,408
Accrued expenses	—	2,645
Amounts payable to William Lyon Homes	—	115
Notes payable	26,426	111,273
Advances from William Lyon Homes	210	2,668

	29,403	123,109

Owners’ capital
William Lyon Homes	15,730	42,945
Others	16,722	51,110

	32,452	94,055

	$61,855	$217,164

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONDENSED COMBINED STATEMENTS OF INCOME

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Note 2)		(Note 2)
Operating revenue
Home sales	$—	$51,338	$—	$190,677
Land sales	—	—	—	8,440

	—	51,338	—	199,117

Operating costs
Cost of sales — homes	—	(39,538)	—	(147,215)
Cost of sales — land	—	—	—	(8,132)
Sales and marketing	(51)	(1,711)	(72)	(5,806)

Operating (loss) income	(51)	10,089	(72)	37,964
Other expense, net	(484)	(556)	(829)	(756)

Net (loss) income	$(535)	$9,533	$(901)	$37,208

Allocation to owners
William Lyon Homes	$(268)	$4,658	$(451)	$19,734
Others	(267)	4,875	(450)	17,474

	$(535)	$9,533	$(901)	$37,208

Income allocations and cash distributions to the Company are based on predetermined formulas between the Company and the joint venture partners as specified in the applicable partnership or operating agreements. The Company generally receives, after partners’ priority returns and return of partners’ capital, approximately 50% of the profits and cash flows from joint ventures.

During the year ended December 31, 2002, one of the Company’s joint ventures (“Existing Venture”) was restructured such that the Company was required to purchase the 538 lots owned by the Existing Venture on a specified takedown basis through October 15, 2003 at a purchase price equal to the future cost of such lots including a 20% preferred return on invested capital to the outside partner of the Existing Venture. During the year ended December 31, 2002, the first 242 lots were purchased from the Existing Venture for $64,468,000, which included a $12,493,000 preferred return to the outside partner of the Existing Venture. The 242 lots were purchased by a newly formed joint venture (“New Venture”) between the Company and an outside partner. The Company was required to and did purchase the 242 lots owned by the New Venture on a specified takedown basis through May 15, 2004 at a purchase price equal to $74,210,000 plus a 13 1/2% preferred return on invested capital to the outside partner of the New Venture. Because the Company was required to purchase the lots owned by both the Existing Venture and the New Venture, and the Company now controls both ventures, the financial statements of both ventures have been consolidated with the Company’s financial statements. During the year ended December 31, 2002, an additional 44 lots were purchased from the Existing Venture for $19,765,000, which included a $3,953,000 preferred return to the outside partner of the Existing Venture. The 44 lots were purchased through a land banking arrangement (see Note 2 for additional information regarding the Company’s land banking arrangements). During the year ended December 31, 2003, an additional 219 lots were purchased from the Existing Venture for $74,896,000, which included a $21,743,000 preferred return to the outside partner of the Existing Venture. These purchases included (1) 172 lots which were purchased from the Existing Venture under a land banking arrangement (see Note 2) for $56,632,000, which included a $16,441,000 preferred return

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

to the outside partner of the Existing Venture and (2) 47 lots which were purchased by the New Venture from the Existing Venture for $18,264,000, which included a $5,302,000 preferred return to the outside partner of the Existing Venture. During the year ended December 31, 2003, the Company purchased 175 lots from the New Venture for $54,543,000, all of which was paid to the outside partner as a return of capital. During the three and nine months ended September 30, 2004, the Company purchased 15 and 88 lots, respectively from the New Venture for $6,103,000 and $28,474,000, respectively. The intercompany sales and related profits have been eliminated in consolidation.

During the year ended December 31, 2003, the Company’s wholly-owned subsidiary William Lyon Homes Inc., a California corporation, (“California Lyon”), and two unaffiliated parties formed a series of limited liability companies (“Development LLCs”) for the purpose of acquiring three parcels of land totaling 236 acres in Irvine and Tustin, California (formerly part of the Tustin Marine Corps Air Station) and developing the land into 1,910 residential homesites. The development process is anticipated to be completed by early in 2005 at which time California Lyon will be required under certain specific conditions to purchase approximately one half in value of the lots. California Lyon has a 12 1/2% indirect, minority interest in the Development LLCs, which are the borrowers under two secured lines of credit. Advances under the lines of credit are to be used to pay acquisition and development costs and expenses. The lines of credit are secured by deeds of trust on the real property and improvements thereon owned by the applicable Development LLCs, as well as pledges of all net sale proceeds, related contracts and other ancillary property. The maximum commitment amounts under the lines of credit are limited by specified agreed loan-to-value ratios. The maximum commitment amount under the line of credit that closed in January 2003 (“First Line of Credit”) is $35,000,000. Subject to specified terms and conditions, California Lyon and the other direct and indirect members of the Development LLC that is the borrower under the First Line of Credit, including certain affiliates of such other members, each (i) have guaranteed to the bank the repayment of the Development LLC’s indebtedness under the First Line of Credit, completion of certain infrastructure improvements to the land, payment of necessary loan remargining obligations, and the Development LLC’s performance under its environmental indemnity and covenants, and (ii) have agreed to take all actions and pay all amounts to assure that the Development LLC is in compliance with financial covenants. The First Line of Credit matures in January 2005, but may be extended to July 2005, subject to specified terms and conditions. The maximum commitment amount under the line of credit that closed in March 2003 (“Second Line of Credit”) is $105,000,000. The Second Line of Credit matures in March 2005, but may be extended to September 2005, subject to specified terms and conditions. Although the guarantee obligations of the other direct and indirect members of the Development LLC that is the borrower under the Second Line of Credit, and certain of their affiliates, are similar in nature to those under the First Line of Credit, California Lyon does not have any such guarantee obligations to the banks under the Second Line of Credit. However, California Lyon has posted letters of credit equal to approximately $24,566,000 to secure its obligations as well as the Development LLCs’ obligations to the banks under both lines of credit. Further, California Lyon and the other direct and indirect members of the Development LLCs, including certain affiliates of such other members, have entered into reimbursement and indemnity agreements to allocate any liability arising from each line of credit, including the related guarantees and letters of credit. California Lyon’s parent company, William Lyon Homes, a Delaware corporation (“Delaware Lyon”) has entered into joinder agreements to be jointly and severally liable for California Lyon’s obligations under the reimbursement and indemnity agreements. While the reimbursement and indemnity agreements provide that liability is generally allocated in accordance with the members’ percentage interests in the Development LLCs’ distributions, Delaware Lyon and California Lyon may be liable for the full amount of the obligations guaranteed to the banks in certain specified circumstances, such as those involving the default, willful misconduct or gross negligence of California Lyon. As of September 30, 2004 the outstanding indebtedness under the First Line of Credit was $35,000,000 and the outstanding indebtedness under the Second Line of Credit was $105,000,000.

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

$246,233

7 1/2% Senior Notes

On February 6, 2004, the Company’s 100% owned subsidiary, William Lyon Homes, Inc., a California corporation, (“California Lyon”) closed its offering of $150,000,000 principal amount of 7 1/2% Senior Notes due 2014. The notes were sold pursuant to Rule 144A and outside the United States to non-U.S. persons in reliance on Regulation S. The notes have not and will not be registered under the Securities Act of 1933 and, unless so registered, may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws. The notes were issued at par, resulting in net proceeds to the Company of approximately $147,600,000. California Lyon agreed to file a registration statement with the Securities and Exchange Commission relating to an offer to exchange the notes for publicly tradeable notes (“Exchange Notes”) having substantially identical terms. On July 16, 2004, the Securities and Exchange Commission declared the registration statement effective and California Lyon commenced an offer to exchange any and all of its outstanding $150,000,000 aggregate principal amount of 7 1/2% Senior Notes due 2014, which are not registered under the Securities Act of 1933, for a like amount of its new 7 1/2% Senior Notes due 2014, which are registered under the Securities Act of 1933, upon the terms and subject to the conditions set forth in the prospectus dated July 16, 2004. The exchange offer was completed for the full principal amount of the 7 1/2% Senior Notes on August 17, 2004. The terms of the new notes are identical in all material respects to those of the old notes, except for certain transfer restrictions, registration rights and liquidated damages provisions relating to the old notes. California Lyon will not receive any proceeds from the exchange offer and the exchange will not be a taxable event for U.S. federal income tax purposes. The new notes have been listed on the New York Stock Exchange.

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

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

At September 30, 2004, the Company had approximately $163,493,000 of secured indebtedness (excluding approximately $69,498,000 of secured indebtedness of consolidated entities—see Note 2) and approximately $159,071,000 of additional secured indebtedness available to be borrowed under the Company’s credit facilities, as limited by the Company’s borrowing base formulas.

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

CONSOLIDATING BALANCE SHEET

September 30, 2004

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
ASSETS
Cash and cash equivalents	$—	$19,720	$3,985	$16,410	$—	$40,115
Receivables	—	11,246	15,274	1,627	—	28,147
Real estate inventories	—	856,675	1,806	320,829	—	1,179,310
Investments in and advances to unconsolidated joint ventures	—	15,940	—	—	—	15,940
Property and equipment, net	—	1,009	17,197	—	—	18,206
Deferred loan costs	—	11,865	—	—	—	11,865
Goodwill	—	5,896	—	—	—	5,896
Other assets	—	15,589	1,410	—	—	16,999
Investments in subsidiaries	347,628	157,091	—	—	(504,719)	—
Intercompany receivables	—	1,867	69,919	—	(71,786)	—

	$347,628	$1,096,898	$109,591	$338,866	$(576,505)	$1,316,478

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$—	$39,277	$317	$18,033	$—	$57,627
Accrued expenses	—	88,196	3,401	7,945	—	99,542
Notes payable	—	150,746	13,676	68,569	—	232,991
10 3/4% Senior Notes	—	246,585	—	—	—	246,585
7 1/2% Senior Notes	—	150,000	—	—	—	150,000
Intercompany payables	—	66,853	1,867	3,066	(71,786)	—

Total liabilities	—	741,657	19,261	97,613	(71,786)	786,745
Minority interest in consolidated entities	—	—	—	—	182,105	182,105
Stockholders’ equity	347,628	355,241	90,330	241,253	(686,824)	347,628

	$347,628	$1,096,898	$109,591	$338,866	$(576,505)	$1,316,478

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

CONSOLIDATING STATEMENT OF INCOME

Three Months Ended September 30, 2004

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$301,836	$25,986	$153,231	$(6,103)	$474,950
Management fees	—	4,598	—	—	(4,598)	—

	—	306,434	25,986	153,231	(10,701)	474,950

Operating costs
Cost of sales	—	(224,445)	(21,208)	(114,439)	10,701	(349,391)
Sales and marketing	—	(8,393)	(1,077)	(4,803)	—	(14,273)
General and administrative	—	(23,381)	(155)	—	—	(23,536)
Other	—	—	(658)	—	—	(658)

	—	(256,219)	(23,098)	(119,242)	10,701	(387,858)

Equity in loss of unconsolidated joint ventures	—	(163)	(105)	—	—	(268)

Income from subsidiaries	44,937	37,102	—	—	(82,039)	—

Minority equity in income of consolidated joint ventures	—	—	—	—	(13,858)	(13,858)

Operating income	44,937	87,154	2,783	33,989	(95,897)	72,966
Other income (expense), net	—	(51)	799	496	—	1,244

Income before provision for income taxes	44,937	87,103	3,582	34,485	(95,897)	74,210
Provision for income taxes	—	(29,106)	—	(167)	—	(29,273)

Net income	$44,937	$57,997	$3,582	$34,318	$(95,897)	$44,937

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

CONSOLIDATING STATEMENT OF INCOME

Three Months Ended September 30, 2003

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$193,836	$18,762	$97,443	$(97,443)	$212,598
Management fees	—	1,462	—	—	—	1,462

	—	195,298	18,762	97,443	(97,443)	214,060

Operating costs
Cost of sales	—	(159,904)	(16,685)	(75,700)	75,700	(176,589)
Sales and marketing	—	(6,943)	(861)	(300)	—	(8,104)
General and administrative	—	(10,441)	(47)	—	—	(10,488)
Other	—	—	(472)	—	—	(472)

	—	(177,288)	(18,065)	(76,000)	75,700	(195,653)

Equity in income of unconsolidated joint ventures	—	4,658	—	—	—	4,658

Income from subsidiaries	14,867	570	—	—	(15,437)	—

Minority equity in loss (income) of consolidated joint ventures	—	35	—	(21,743)	21,743	35

Operating income (loss)	14,867	23,273	697	(300)	(15,437)	23,100
Other income, net	—	256	882	163	—	1,301

Income (loss) before provision for income taxes	14,867	23,529	1,579	(137)	(15,437)	24,401
Provision for income taxes	—	(9,534)	—	—	—	(9,534)

Net income (loss)	$14,867	$13,995	$1,579	$(137)	$(15,437)	$14,867

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

CONSOLIDATING STATEMENT OF INCOME

Nine Months Ended September 30, 2004

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$783,312	$62,996	$296,147	$(28,474)	$1,113,981
Management fees	—	8,789	—	—	(8,789)	—

	—	792,101	62,996	296,147	(37,263)	1,113,981

Operating costs
Cost of sales	—	(603,607)	(52,436)	(227,701)	37,263	(846,481)
Sales and marketing	—	(24,330)	(3,073)	(10,162)	—	(37,565)
General and administrative	—	(53,979)	(275)	—	—	(54,254)
Other	—	—	(1,425)	—	—	(1,425)

	—	(681,916)	(57,209)	(237,863)	37,263	(939,725)

Equity in income of unconsolidated joint ventures	—	(341)	(110)	—	—	(451)

Income from subsidiaries	91,494	64,709	—	—	(156,203)	—
Minority equity in income of consolidated joint ventures	—	—	—	—	(24,770)	(24,770)

Operating income (loss)	91,494	174,553	5,677	58,284	(180,973)	149,035
Other income, net	—	163	1,719	1,067	—	2,949

Income (loss) before provision for income taxes	91,494	174,716	7,396	59,351	(180,973)	151,984
Provision for income taxes	—	(60,133)	—	(357)	—	(60,490)

Net income (loss)	$91,494	$114,583	$7,396	$58,994	$(180,973)	$91,494

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

CONSOLIDATING STATEMENT OF INCOME

Nine Months Ended September 30, 2003

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$392,082	$47,620	$120,684	$(120,684)	$439,702
Management fees	—	5,553	—	—	—	5,553

	—	397,635	47,620	120,684	(120,684)	445,255

Operating costs
Cost of sales	—	(318,937)	(42,271)	(98,941)	98,941	(361,208)
Sales and marketing	—	(15,637)	(2,105)	(660)	—	(18,402)
General and administrative	—	(31,487)	(167)	—	—	(31,654)
Other	—	—	(1,394)	—	—	(1,394)

	—	(366,061)	(45,937)	(99,601)	98,941	(412,658)

Equity in income of unconsolidated joint ventures	—	19,734	—	—	—	19,734

Income from subsidiaries	33,541	1,472	—	—	(35,013)	—

Minority equity in loss (income) of consolidated joint ventures	—	47	—	(21,696)	21,696	47

Operating income (loss)	33,541	52,827	1,683	(613)	(35,060)	52,378
Other income, net	—	1,209	2,043	368	—	3,620

Income (loss) before provision for income taxes	33,541	54,036	3,726	(245)	(35,060)	55,998
Provision for income taxes	—	(22,457)	—	—	—	(22,457)

Net income (loss)	$33,541	$31,579	$3,726	$(245)	$(35,060)	$33,541

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended September 30, 2004

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating activities
Net income	$91,494	$114,583	$7,396	$58,994	$(180,973)	$91,494
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	—	410	378	—	—	788
Equity in loss of unconsolidated joint ventures	—	341	110	—	—	451
Minority equity in income of consolidated entities	—	—	—	—	24,770	24,770
Equity in earnings of subsidiaries	(91,494)	(64,709)	—	—	156,203	—
Provision for income taxes	—	60,133	—	357	—	60,490
Net changes in operating assets and liabilities:
Receivables	—	10,969	5,939	3,415	—	20,323
Intercompany receivables/payables	—	—	(89)	3,066	(2,977)	—
Real estate inventories	—	(317,587)	(712)	(2,662)	—	(320,961)
Deferred loan costs	—	(387)	—	—	—	(387)
Other assets	—	2,277	(240)	—	—	2,037
Accounts payable	—	8,642	(104)	7,113	—	15,651
Accrued expenses	—	(56,554)	(508)	3,880	—	(53,182)

Net cash (used in) provided by operating activities	—	(241,882)	12,170	74,163	(2,977)	(158,526)

Investing activities
Net change in investment in unconsolidated joint ventures	—	3,028	(110)	—	—	2,918
Purchases of property and equipment	—	(619)	(16,750)	—	—	(17,369)
Investment in subsidiaries	—	13,113	—	—	(13,113)	—
Advances (to) from affiliates	(932)	(14,570)	—	(26,304)	41,806	—

Net cash (used in) provided by investing activities	(932)	952	(16,860)	(26,304)	28,693	(14,451)

Financing activities
Proceeds from borrowings on notes payable	—	1,008,132	249,317	—	—	1,257,449
Principal payments on notes payable	—	(906,561)	(245,262)	(43,217)	—	(1,195,040)
Issuance of 7 1/2% Senior Notes	—	147,563	—	—	—	147,563
Common stock issued for exercised options	932	—	—	—	—	932
Minority interest contributions (distributions), net	—	(2,168)	—	(19,781)	—	(21,949)
Advances from affiliates	—	—	413	25,303	(25,716)	—

Net cash provided by (used in) financing activities	932	246,966	4,468	(37,695)	(25,716)	188,955

Net increase (decrease) in cash and cash equivalents	—	6,036	(222)	10,164	—	15,978
Cash and cash equivalents at beginning of period	—	13,684	4,207	6,246	—	24,137

Cash and cash equivalents at end of period	$—	$19,720	$3,985	$16,410	$—	$40,115

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended September 30, 2003

(in thousands)

	Unconsolidated				Eliminating Entries	Consolidated Company
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Operating activities
Net income (loss)	$ 33,541	$31,579	$3,726	$(245)	$(35,060)	$33,541
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	—	555	313	—	—	868
Equity in income of unconsolidated joint ventures	—	(19,734)	—	—	—	(19,734)
Minority equity in income of consolidated joint ventures	—	—	—	—	(47)	(47)
Equity in earnings of subsidiaries	(33,541)	(1,472)	—	—	35,013	—
Provision for income taxes	—	22,457	—	—	—	22,457
Net changes in operating assets and liabilities:
Receivables	—	(1,720)	11,593	(1,351)	—	8,522
Intercompany receivables/payables	(586)	586	—	—	—	—
Real estate inventories	—	(233,064)	(15)	(31,391)	—	(264,470)
Deferred loan costs	586	(8,154)	—	—	—	(7,568)
Other assets	—	(3,582)	26	—	—	(3,556)
Accounts payable	—	20,511	(1,873)	1,602	—	20,240
Accrued expenses	—	(6,374)	(845)	(7)	—	(7,226)

Net cash (used in) provided by operating activities	—	(198,412)	12,925	(31,392)	(94)	(216,973)

Investing activities
Net change in investment in unconsolidated joint ventures	—	37,951	195	—	—	38,146
Purchases of property and equipment	—	(252)	(31)	—	—	(283)
Investment in subsidiaries	—	(3,687)	—	—	3,687	—
Advances from (to) affiliates	75,624	(74,234)	—	—	(1,390)	—

Net cash provided by (used in) investing activities	75,624	(40,222)	164	—	2,297	37,863

Financing activities
Proceeds from borrowings on notes payable	—	470,285	247,672	—	—	717,957
Principal payments on notes payable	—	(472,699)	(258,014)	—	—	(730,713)
Repayment of 12 1/2% Senior Notes	(70,279)	—	—	—	—	(70,279)
Issuance of 10 3/4% Senior Notes	—	246,233	—	—	—	246,233
Common stock issued for exercised options	1,835	—	—	—	—	1,835
Common stock purchased	(7,180)	—	—	—	—	(7,180)
Minority interest contributions, net	—	—	—	28,776	—	28,776
Advances (to) from affiliates	—	—	(1,589)	3,792	(2,203)	—

Net cash (used in) provided by financing activities	(75,624)	243,819	(11,931)	32,568	(2,203)	186,629

Net increase in cash and cash equivalents	—	5,185	1,158	1,176	—	7,519
Cash and cash equivalents at beginning of period	—	11,524	2,071	3,099	—	16,694

Cash and cash equivalents at end of period	$ —	$16,709	$3,229	$4,275	$—	$24,213

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

On October 26, 2000, the Company’s Board of Directors (with Messrs. William Lyon and William H. Lyon abstaining) approved the purchase of 579 lots for a total purchase price of $12,581,000 from an entity controlled by William Lyon and William H. Lyon. The terms of the purchase agreement provide for an initial option payment of $1,000,000 and a rolling option takedown of the lots. Phase takedowns of approximately 20 lots each were anticipated to occur at periodic intervals for each of several product types through September 2004. As of September 30, 2004 all lots were purchased under this agreement. In addition, one-half of the net profits, as defined, in excess of six percent from the development are to be paid to the seller, of which $2,731,000 has been paid through September 30, 2004, including $658,000 during the three and nine months ended September 30, 2004. During the nine months ended September 30, 2004, the Company purchased 92 lots under this agreement for a total purchase price of $1,984,000. During the three and nine months ended September 30, 2003, the Company purchased 72 lots under this agreement for a total purchase price of $2,507,000. This land acquisition qualified as an affiliate transaction under the Company’s 12 1/2% Senior Notes due July 1, 2003 Indenture dated as of June 29, 1994, as amended (“Old Indenture”). Pursuant to the terms of the Old Indenture, the Company determined that the land acquisition is on terms that are no less favorable to the Company than those that would have been obtained in a comparable transaction by the Company with an unrelated person. The Company delivered to the Trustee under the Old Indenture a resolution of the Board of Directors of the Company set forth in an Officers’ Certificate certifying that the land acquisition is on terms that are no less favorable to the Company than those that would have been obtained in a comparable transaction by the Company with an unrelated person and the land acquisition was approved by a majority of the disinterested members of the Board of Directors of the Company. Further, the Company delivered to the Trustee under the Indenture a determination of value by a real estate appraisal firm which is of regional standing in the region in which the subject property is located and is MAI certified.

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

For the three months ended September 30, 2004 and 2003, the Company incurred reimbursable on-site labor costs of $30,000 and $56,000, respectively, for providing customer service to real estate projects developed by entities controlled by William Lyon and William H. Lyon, of which $33,000 was due to the Company at September 30, 2004. For the nine months ended September 30, 2004 and 2003, the Company incurred reimbursable on-site labor costs of $135,000 and $205,000, respectively, for providing customer service to real estate projects developed by entities controlled by William Lyon and William H. Lyon.

For the three months ended September 30, 2004 and 2003, the Company incurred charges of $189,000 and $189,000, respectively, related to rent on its corporate office, from a trust of which William H. Lyon is the sole beneficiary. For the nine months ended September 30, 2004 and 2003, the Company incurred charges of $567,000 and $565,000, respectively, related to rent on its corporate office, from a trust of which William H. Lyon is the sole beneficiary.

During the three months ended September 30, 2004 and 2003, the Company incurred charges of $15,000 and $69,000, respectively, related to the charter and use of aircraft owned by an affiliate of William Lyon. During the nine months ended September 30, 2004 and 2003, the Company incurred charges of $115,000 and $240,000 respectively, related to the charter and use of aircraft owned by an affiliate of William Lyon.

Effective September 1, 2004, the Company entered into an aircraft consulting and management agreement with an affiliate (the “Affiliate”) of William Lyon to operate and manage the Company’s aircraft which was placed in service effective as of September 1, 2004. The terms of the agreement provide that the Affiliate shall consult and render its advice and management services to the Company with respect to all functions necessary to the operation, maintenance and administration of the aircraft. The Company’s business plan for the aircraft includes (i) use by Company executives for traveling on Company business to the Company’s divisional offices and other destinations, (ii) charter service to outside third parties and (iii) charter service to William Lyon personally. Charter services for outside third parties and William Lyon personally are contracted for at market rates. As compensation to the Affiliate for its management and consulting services under the agreement, the Company pays the Affiliate a fee equal to (i) the amount equal to 107% of compensation paid by the Affiliate for the pilots supplied pursuant to the agreement, (ii) $50 per operating hour for the aircraft and (iii) $9,000 per month for hangar rent. In addition, all maintenance work, inspections and repairs performed by the Affiliate on the aircraft are charged to the Company at the Affiliate’s published rates for maintenance, inspections and repairs in effect at the time such work is completed.

Pursuant to the agreement above, the Company had earned revenue of $71,550 for charter services provided to William Lyon personally, as of September 30, 2004.

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 6 — Stockholders’ Equity

On September 20, 2001 the Company announced that the Company’s Board of Directors had authorized a program to repurchase up to 20% of the Company’s outstanding common shares. Unless terminated earlier by resolution of the Company’s Board of Directors, this program will expire when the Company has repurchased all shares authorized for repurchase thereunder. Under this program, the stock will be purchased in the open market or privately negotiated transactions from time to time in compliance with Securities and Exchange Commission Rule 10b-18, subject to market conditions, applicable legal requirements and other factors. The timing and amounts of any purchases will be as determined by the Company’s management from time to time or may be suspended at any time or from time to time without prior notice, depending on market conditions and other factors they deem relevant. The repurchased shares may be held as treasury stock and used for general corporate purposes or cancelled. As of September 30 2004, 1,218,400 shares had been purchased and retired under this program in the amount of $26,750,000. No shares were purchased under this program during the three and nine months ended September 30, 2004.

During the three and nine months ended September 30, 2004, certain officers and directors exercised options to purchase 3,500 and 92,964 shares, respectively of the Company’s common stock at a price of $8.6875 per share in accordance with the William Lyon Homes 2000 Stock Incentive Plan. During the nine months ended September 30, 2004, certain officers exercised options to purchase 4,166 shares of the Company’s common stock at a price of $9.10 per share in accordance with the William Lyon Homes 2000 Stock Incentive Plan. During the nine months ended September 30, 2004, certain officers exercised options to purchase 6,666 shares of the Company’s common stock at a price of $13.00 per share in accordance with the William Lyon Homes 2000 Stock Incentive Plan.

During the three and nine months ended September 30, 2003, certain officers and directors exercised options to purchase 43,532 and 198,793 shares, respectively, of the Company’s common stock at a price of $8.6875 per share in accordance with the William Lyon Homes 2000 Stock Incentive Plan. During the three and nine months ended September 30, 2003, certain officers exercised options to purchase 5,000 and 8,333 shares, respectively of the Company’s common stock at a price of $13.00 per share in accordance with the William Lyon Homes 2000 Stock Incentive Plan.

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

for Special Assessment and Tax Increment Financing Entities” issued by the Emerging Issues Task Force of the Financial Accounting Standards Board on May 21, 1992, and recorded as liabilities in the Company’s consolidated balance sheet, if the amounts are fixed and determinable.

As of September 30, 2004, the Company had $28,375,000 of outstanding irrevocable standby letters of credit to guarantee the Company’s financial obligations under certain land banking arrangements, joint venture agreements and other contractual arrangements in the normal course of business. The beneficiary may draw upon these letters of credit in the event of a contractual default by the Company relating to each respective obligation. These letters of credit have a stated term of up to two years and have varying maturities through 2005, at which time the Company may be required to renew the letters of credit to coincide with the term of the respective arrangement.

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

Results of Operations

Overview and Recent Results

Selected financial and operating information for the Company including its wholly-owned projects and joint ventures as of and for the periods presented is as follows:

	Three Months Ended September 30,
	2004			2003
	Wholly-Owned	Joint Ventures	Combined Total	Wholly-Owned	Joint Ventures	Combined Total
Selected Financial Information (dollars in thousands)
Homes closed	574	290		577	112

Home sales revenue	$321,091	$153,231		$212,598	$51,338
Cost of sales	(238,765)	(109,841)		(176,553)	(39,538)

Gross margin	$82,326	$43,390		$36,045	$11,800

Gross margin percentage	25.6%	28.3%		17.0%	23.0%

Number of homes closed
California	338	290	628	336	112	448
Arizona	97	—	97	94	—	94
Nevada	139	—	139	147	—	147

Total	574	290	864	577	112	689

Average sales price
California	$737,000	$528,400	$640,700	$447,400	$458,400	$450,200
Arizona	269,200	—	269,200	199,600	—	199,600
Nevada	329,900	—	329,900	295,900	—	295,900

Total	$559,400	$528,400	$549,000	$368,500	$458,400	$383,100

Number of net new home orders
California	159	159	318	441	219	660
Arizona	192	—	192	90	—	90
Nevada	149	—	149	227	—	227

Total	500	159	659	758	219	977

Average number of sales locations during period
California	15	11	26	22	12	34
Arizona	7	—	7	6	—	6
Nevada	7	—	7	8	—	8

Total	29	11	40	36	12	48

	As of September 30,
	2004			2003
	Wholly-Owned	Joint Ventures	Combined Total	Wholly-Owned	Joint Ventures	Combined Total
Backlog of homes sold but not closed at end of period
California	587	535	1,122	863	382	1,245
Arizona	518	—	518	230	—	230
Nevada	243	—	243	320	—	320

Total	1,348	535	1,883	1,413	382	1,795

Dollar amount of homes sold but not closed at end of period (dollars in thousands)
California	$494,028	$316,187	$810,215	$472,223	$178,263	$650,486
Arizona	137,967	—	137,967	46,593	—	46,593
Nevada	94,390	—	94,390	100,892	—	100,892

Total	$726,385	$316,187	$1,042,572	$619,708	$178,263	$797,971

Lots controlled at end of period
Owned lots
California	2,659	1,786	4,445	2,419	1,429	3,848
Arizona	4,069	—	4,069	967	—	967
Nevada	1,256	—	1,256	1,501	—	1,501

Total	7,984	1,786	9,770	4,887	1,429	6,316

Optioned lots(1)
California			4,817			4,297
Arizona			4,038			4,165
Nevada			1,411			138

Total			10,266			8,600

Total lots controlled
California			9,262			8,145
Arizona			8,107			5,132
Nevada			2,667			1,639

Total			20,036			14,916

(1)	Optioned lots may be purchased by the Company as wholly-owned projects or may be purchased by newly formed joint ventures.

	Nine Months Ended September 30,
	2004			2003
	Wholly-owned	Joint Ventures	Combined Total	Wholly-owned	Joint Ventures	Combined Total
Selected Financial Information (dollars in thousands)
Homes closed	1,674	587		1,129	385

Home sales revenue	$799,783	$296,147		$422,702	$190,677
Cost of sales	(612,958)	(218,912)		(350,370)	(147,215)

Gross margin	$186,825	$77,235		$72,332	$43,462

Gross margin percentage	23.4%	26.1%		17.1%	22.8%

Number of homes closed
California	899	587	1,486	583	385	968
Arizona	266	—	266	218	—	218
Nevada	509	—	509	328	—	328

Total	1,674	587	2,261	1,129	385	1,514

Average sales price
California	$644,600	$504,500	$589,200	$477,600	$495,300	$484,600
Arizona	237,300	—	237,300	216,700	—	216,700
Nevada	308,300	—	308,300	295,800	—	295,800

Total	$477,800	$504,500	$484,700	$374,400	$495,300	$405,100

Number of net new home orders
California	974	808	1,782	1,246	572	1,818
Arizona	577	—	577	311	—	311
Nevada	519	—	519	553	—	553

Total	2,070	808	2,878	2,110	572	2,682

Average number of sales locations during period
California	18	12	30	19	10	29
Arizona	6	—	6	6	—	6
Nevada	7	—	7	7	—	7

Total	31	12	43	32	10	42

On a combined basis, the number of net new home orders for the nine months ended September 30, 2004 increased 7.3% to 2,878 homes from 2,682 homes for the nine months ended September 30, 2003. The number of homes closed on a combined basis for the nine months ended September 30, 2004 increased 49.3% to 2,261 homes from 1,514 homes for the nine months ended September 30, 2003. On a combined basis, the backlog of homes sold but not closed as of September 30, 2004 was 1,883, up 4.9% from 1,795 a year earlier, down 9.8% from 2,088 homes at June 30, 2004.

Homes in backlog are generally closed within three to six months. The dollar amount of backlog of homes sold but not closed on a combined basis as of September 30, 2004 was $1.0 billion, up 30.7% from $798.0 million as of September 30, 2003 and down 8.6% from $1.1 billion as of June 30, 2004. The cancellation rate of buyers who contracted to buy a home but did not close escrow at the Company’s projects was approximately 15% during the nine months ended September 30, 2004 as compared to 18% during the nine months ended September 30, 2003. The inventory of completed and unsold homes was 10 homes as of September 30, 2004.

The Company experienced a 2.4% increase in the average number of sales locations to 43 for the nine months ended September 30, 2004 as compared to 42 for the nine months ended September 30, 2003 and the Company’s number of new home orders per average sales location increased to 66.9 for the nine months ended September 30, 2004 as compared to 63.9 for the nine months ended September 30, 2003. In many of the markets in which the Company operates, the demand for housing exceeds the current supply of housing.

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

Comparison of Three Months Ended September 30, 2004 to Three Months Ended September 30, 2003

Consolidated operating revenue for the three months ended September 30, 2004 was $475.0 million, an increase of $260.9 million, or 121.8%, from consolidated operating revenue of $214.1 million for the three months ended September 30, 2003. Revenue from sales of wholly-owned homes increased $108.5 million, or 51%, to $321.1 million in the 2004 period from $212.6 million in the 2003 period. The increase was primarily due to an increase in the average sales price of wholly-owned homes closed to $559,400 in the 2004 period from $368,500 in the 2003 period. In addition, consolidated operating revenue during the three months ended September 30, 2004 includes revenue from sales of homes of $153.2 million from consolidated joint ventures with no comparable amount included in consolidated operating revenue in the same period in 2003, due to the adoption of Interpretation No. 46 as described above. Revenue from sales of lots, land and other increased to $0.6 million in the 2004 period with no comparable amount in the 2003 period due to the bulk sales of land. Management fee income increased by $3.1 million to $4.6 million in the 2004 period from $1.5 million in the 2003 period, primarily due to the increase in the number of joint venture units closed to 290 in the 2004 period from 112 in the 2003 period; however, upon consolidation of the joint ventures in connection with Interpretation No. 46 described above, management fee income is eliminated with the related cost of sales. The increase in the average sales price of units closed in wholly-owned projects was due primarily to (i) price appreciation in certain projects and (ii) a change in product mix.

Total operating income increased to $73.0 million in the 2004 period from $23.1 million in the 2003 period. The excess of revenue from sales of homes over the related cost of sales (gross margin) increased by $89.7 million to $125.7 million in the 2004 period from $36.0 million in the 2003 period primarily due to (i) an increase in the average sales price of wholly-owned homes closed to $559,400 in the 2004 period from $368,500 in the 2003 period, (ii) an increase in the wholly-owned gross margin percentages to 25.6% in the 2004 period from 17.0% in the 2003 period and (iii) gross margin of $43.4 million from consolidated joint ventures in 2004 with no comparable amount included in 2003, due to the adoption of Interpretation No. 46 as described above. The increase in the period-over-period gross margin percentage reflects the impact of increased sales prices due to strong demand for housing in many of the Company’s markets. Sales and marketing expenses increased by $6.2 million to $14.3 million in the 2004 period from $8.1 million in the 2003 period primarily due to the consolidation of certain joint ventures due to the adoption of Interpretation No. 46 as described above.

General and administrative expenses increased by $13.0 million to $23.5 million in the 2004 period from $10.5 million in the 2003 period, primarily as a result of an increase in accrued bonuses due to higher levels of pre-tax, pre-bonus income in the 2004 period as compared to the 2003 period. Other operating costs consist of initial start-up and operating losses realized by golf course operations at certain of the Company’s projects which increased to $0.7 million in the 2004 period from $0.5 million in the 2003 period. Equity in (loss) income from unconsolidated joint ventures decreased to $(0.3) million in the 2004 period from $4.7 million in the comparable period for 2003, primarily as a result of the consolidation of certain joint ventures in 2004 due to the adoption of Interpretation No. 46 as described above. Minority equity in income of consolidated entities was $13.9 million in the 2004 period with no comparable amount in the 2003 period due to the adoption of Interpretation No. 46 as described above.

Total interest incurred increased to $14.9 million in the 2004 period from $12.0 million in the 2003 period primarily as a result of an increase in the average principal balance of debt outstanding in the 2004 period compared to the 2003 period, including the issuance of the 7 1/2% Senior Notes (see below) and the debt associated with the consolidation of certain entities due to the adoption of Interpretation No. 46 as described above. All interest incurred was capitalized in the 2004 and 2003 periods.

As a result of the above factors, net income increased to $44.9 million in the 2004 period from $14.9 million in the 2003 period.

Comparison of Nine Months Ended September 30, 2004 to Nine Months Ended September 30, 2003

Consolidated operating revenue for the nine months ended September 30, 2004 was $1.1 billion, an increase of $668.7 million, or 150%, from consolidated operating revenue of $445.3 million for the nine months ended September 30, 2003. Revenue from sales of wholly-owned homes increased $377.1 million, or 89.2%, to $799.8 million in the 2004 period from $422.7 million in the 2003 period. The increase was primarily due to an increase in the average sales price of wholly-owned homes closed to $477,800 in the 2004 period from $374,400 in the 2003 period. In addition, consolidated operating revenue during the nine months ended September 30, 2004 includes revenue from sales of homes of $296.1 million from consolidated joint ventures with no comparable amount included in consolidated operating revenue in the same period in 2003, due to the adoption of Interpretation No. 46 as described above. Revenue from sales of lots, land and other increased to $18.1 million in the 2004 period from $17.0 million in the 2003 period due to an increase in bulk sales of land. Management fee income increased by $3.2 million to $8.8 million in the 2004 period from $5.6 million in the 2003 period primarily due to the increase in the number of joint venture units closed to 587 in the 2004 period from 385 in the 2003 period; however, upon consolidation of the joint ventures in connection with Interpretation No. 46 described above, management fee income is eliminated with the related cost of sales. The increase in the average sales price of units closed in wholly-owned projects was due primarily to (i) price appreciation in certain projects and (ii) a change in product mix.

Total operating income increased to $149.0 million in the 2004 period from $52.4 million in the 2003 period. The excess of revenue from sales of homes over the related cost of sales (gross margin) increased by $191.8 million to $264.1 million in the 2004 period from $72.3 million in the 2003 period primarily due to (i) an increase in the number of wholly-owned homes closed to 1,674 in the 2004 period from 1,129 in the 2003 period, (ii) an increase in the average sales price of wholly-owned homes closed to $477,800 in the 2004 period from $374,400 in the 2003 period, (iii) an increase in the wholly-owned gross margin percentages to 23.4% in the 2004 period from 17.1% in the 2003 period and (iv) gross margin of $77.2 million from consolidated joint ventures in 2004 with no comparable amount included in 2003, due to the adoption of Interpretation No. 46 as described above. The increase in the period-over-period gross margin percentage reflects the impact of increased sales prices due to strong demand for housing in many of the Company’s markets. The excess of revenue from the sales of lots, land and other over the related cost of sales (gross margin) decreased by $2.8 million to $3.4 million in the 2004 period compared to $6.2 million in the 2003 period. Sales and marketing expenses increased by $19.2 million to $37.6 million in the 2004 period from $18.4 million in the 2003 period primarily due to the consolidation of certain joint ventures due to the adoption of Interpretation No. 46 as described above.

General and administrative expenses increased by $22.6 million to $54.3 million in the 2004 period from $31.7 million in the 2003 period, primarily as a result of an increase in accrued bonuses due to higher levels of pre-tax, pre-bonus income in the 2004 period as compared to the 2003 period. Other operating costs consist of initial start-up and operating losses realized by golf course operations at certain of the Company’s projects which remained at $1.4 million in the 2004 and 2003 period. Equity in (loss) income from unconsolidated joint ventures decreased to $(0.5) million in the 2004 period from $19.7 million in the comparable period for 2003, primarily as a result of the consolidation of certain joint ventures in 2004 due to the adoption of Interpretation No. 46 as described above. Minority equity in income of consolidated entities was $24.8 million in the 2004 period compared to a loss of $(0.04) in the 2004 period due to the adoption of Interpretation No. 46 as described above.

Total interest incurred increased to $44.1 million in the 2004 period from $34.2 million in the 2003 period primarily as a result of an increase in the average principal balance of debt outstanding in the 2004 period compared to the 2003 period, including the issuance of 7 1/2% Senior Notes (see below) and the debt associated with the consolidation of certain entities due to the adoption of Interpretation No. 46 as described above. All interest incurred was capitalized in the 2004 and 2003 periods.

As a result of the foregoing factors, the Company’s net income increased to $91.5 million in the 2004 period from $33.5 million in the 2003 period.

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

$246,233

7 1/2% Senior Notes

On February 6, 2004, the Company’s 100% owned subsidiary, William Lyon Homes, Inc., a California corporation, (“California Lyon”) closed its offering of $150.0 million principal amount of 7 1/2% Senior Notes due 2014. The notes were sold pursuant to Rule 144A and outside the United States to non-U.S. persons in reliance on Regulation S. The notes have not and will not be registered under the Securities Act of 1933 and, unless so registered, may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws. The notes were issued at par, resulting in net proceeds to the Company of approximately $147.6 million. California Lyon agreed to file a registration statement with the Securities and Exchange Commission relating to an offer to exchange the notes for publicly tradeable notes (“Exchange Notes”) having substantially identical terms. On July 16, 2004, the Securities and Exchange Commission declared the registration statement effective and California Lyon commenced an offer to exchange any and all of its outstanding $150.0 million aggregate principal amount of 7 1/2% Senior Notes due 2014, which are not registered under the Securities Act of 1933, for a like amount of its new 7 1/2% Senior Notes due 2014, which are registered under the Securities Act of 1933, upon the terms and subject to the conditions set forth in the prospectus dated July 16, 2004. The exchange offer was completed for the full principal amount of the 7 1/2% Senior Notes on August 17, 2004. The terms of the new notes are identical in all material respects to those of the old notes, except for certain transfer restrictions, registration rights and liquidated damages provisions relating to the old notes. California Lyon will not receive any proceeds from the exchange offer and the exchange will not be a taxable event for U.S. federal income tax purposes. The new notes have been listed on the New York Stock Exchange.

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

At September 30, 2004, the Company had approximately $163.5 million of secured indebtedness (excluding approximately $69.5 million of secured indebtedness of consolidated entities) and approximately $159.1 million of additional secured indebtedness available to be borrowed under the Company’s credit facilities, as limited by the Company’s borrowing base formulas.

Revolving Credit Facilities

As of September 30, 2004, the Company has four revolving credit facilities which have an aggregate maximum loan commitment of $395.0 million and mature at various dates through 2008. A $125.0 million revolving line of credit “expires” in November 2005. After that date the Company may borrow amounts, subject to applicable borrowing base and concentration limitations, under this facility solely to complete the construction of residences begun prior to such date in approved projects funded by disbursements under this facility. The final maturity date is the earlier of the date upon which the last residence, the construction of which was financed with proceeds of this loan, is sold or the date upon which such last residence is excluded from the borrowing base by the passage of time under this facility. Of the $125.0 million maximum commitment amount, $25.0 million is not available for disbursement and the loan amount is limited to $100.0 million until the lender consents, which consent may be withheld in its sole discretion, to make such funds available. On October 6, 2004, the lender agreed to increase the disbursement availability of the revolving line of credit to the full $125.0 million. A $150.0 million revolving line of credit finally matures in September 2008, although after September 2006, advances under this facility may only be made to complete projects approved on or before such date. A $50.0 million revolving line of credit initially “matures” in September 2006, after which the amounts available for borrowing begin to reduce with a final maturity date of September 2008. A $70.0 million revolving line of credit became effective in June 2004, and matures in June 2007, although after June 2007, maturity may be extended upon written request by the Company. Availability under each credit facility is subject not only to the maximum amount committed under the respective facility, but also to both various borrowing base and concentration limitations. The borrowing base limits lender advances to certain agreed percentages of asset value. The allowed percentage generally increases as the asset progresses from land under development to residence subject to contract of sale. Advances for each type of collateral become due in whole or in part, subject to possible re-borrowing, and/or the collateral becomes excluded from the borrowing base, after a specified period or earlier upon sale. Concentration limitations further restrict availability under the credit facilities. The effect of these borrowing base and concentration limitations essentially is to mandate minimum levels of the Company’s investment in a project, with higher percentages of investment required at earlier phases of a project, and with greater absolute dollar amounts of investment required as a project progresses. Each revolving credit facility is secured by deeds of trust on the real property and improvements thereon owned by the Company in the subdivision project(s) approved by the respective lender, as well as pledges of all net sale proceeds, related contracts and other ancillary property. Also, each credit facility includes financial covenants, which are detailed below. Outstanding advances bear interest at various rates, which approximate the prime rate. As of September 30, 2004, $149.8 million was outstanding under these credit facilities, with a weighted-average interest rate of 4.773%. Interest on the revolving credit facilities is calculated on the average, outstanding daily balance and is paid following the end of each month. As of September 30, 2004, the undrawn availability under these facilities was $159.1 million as limited by the borrowing base formulas. Delaware Lyon has guaranteed on an unsecured basis California Lyon’s obligations under certain of the revolving credit facilities and has provided an unsecured environmental indemnity in favor of the lender under the $125.0 million bank line of credit.

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

As of and for the period ending September 30, 2004, the Company is in compliance with these covenants.

Construction Notes Payable

At September 30, 2004, the Company had construction notes payable on certain consolidated entities amounting to $69.5 million. The construction notes have various maturity dates and bear interest at rates ranging from prime plus 0.25% to prime plus 0.75% at September 30, 2004. Interest is calculated on the average daily balance and is paid following the end of each month.

Revolving Mortgage Warehouse Credit Facilities

The Company, through its mortgage subsidiary and one of its unconsolidated joint ventures, has entered into two revolving mortgage warehouse credit facilities with banks to fund its mortgage origination operations. The original credit facility, which matures in May 2005, provides for revolving loans of up to $30.0 million outstanding, $20.0 million of which is committed (lender obligated to lend if stated conditions are satisfied) and $10.0 million is not committed (lender advances are optional even if stated conditions are otherwise satisfied). On August 29, 2003, the Company’s mortgage subsidiary and one of its unconsolidated joint ventures entered into an additional $10.0 million credit facility which matures in August 2006. Mortgage loans are generally held for a short period of time and are typically sold to investors within 7 to 15 days following funding. The facilities are secured by substantially all of the assets of each of the borrowers, including the mortgage loans held for sale, all rights of each of the borrowers with respect to contractual obligations of third party investors to purchase such mortgage loans, and all proceeds of sale of such mortgage loans. The facilities, which have LIBOR based pricing, also contain certain financial covenants requiring the borrowers to maintain minimum tangible net worth, leverage, profitability and liquidity. These facilities are non-recourse and are not guaranteed by the Company. At September 30, 2004 the outstanding balance under these facilities was $13.7 million.

Land Banking Arrangements

The Company enters into purchase agreements with various land sellers. In some instances, and as a method of acquiring land in staged takedowns, thereby minimizing the use of funds from the Company’s revolving credit facilities and other corporate financing sources and limiting the Company’s risk, the Company transfers its right in such purchase agreements to entities owned by third parties (land banking arrangements). These entities use equity contributions and/or incur debt to finance the acquisition and development of the lots. The entities grant the Company an option to acquire lots in staged takedowns. In consideration for this option, the Company makes a non-refundable deposit equal to 20% or less of the total purchase price. Additionally, the Company may be subject to other penalties if lots are not acquired. The Company is under no obligation to purchase the balance of the lots, but would forfeit remaining deposits and be subject to penalties if the lots were not purchased. The Company does not have legal title to these entities or their assets and has not guaranteed their liabilities. These land banking arrangements help the Company manage the financial and market risk associated with land holdings. The use of these land banking arrangements is dependent on, among other things, the availability of capital to the option provider, general housing market conditions and geographic preferences. As described above, Interpretation No. 46 requires the consolidation of the assets, liabilities and operations of two of the Company’s land banking arrangements including, as of September 30, 2004, real estate inventories of $32,898,000, and notes payable of $929,000. Summary information with respect to the Company’s consolidated land banking arrangements is as follows as of September 30, 2004 (dollars in thousands):

Total number of consolidated land banking projects	2

Total number of lots	508

Total purchase price	$77,543

Balance of lots still under option and not purchased:
Number of lots	226

Purchase price	$38,177

Forfeited deposits and penalties if lots were not purchased	$12,592

Joint Venture Financing

The Company and certain of its subsidiaries are general partners or members in joint ventures involved in the development and sale of residential projects. As described more fully in “Recently Issued Accounting Standards”, in accordance with Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, as amended (“Interpretation No. 46”) certain joint ventures have been determined to be variable interest entities in which the Company is considered the primary beneficiary. Accordingly, the assets, liabilities and operations of these joint ventures have been consolidated with the Company’s financial statements as of and for the three and nine months ended September 30, 2004. Because the Company already recognizes its proportionate share of joint venture earnings and losses under the equity method of accounting, the adoption of Interpretation No. 46 did not affect the Company’s consolidated net income. The financial statements of joint ventures in which the Company is not considered the primary beneficiary are not consolidated with the Company’s financial statements. The Company’s investments in unconsolidated joint ventures are accounted for using the equity method. Income allocations and cash distributions to the Company from the unconsolidated joint ventures are based on predetermined formulas between the Company and its joint venture partners as specified in the applicable partnership or operating agreements. The Company generally receives, after partners’ priority returns and returns of partners’ capital, approximately 50% of the profits and cash flows from joint ventures. See Note 2 of “Notes to Consolidated Financial Statements” for condensed combined financial information for the joint ventures whose financial statements have been consolidated with the Company’s financial statements. See Note 3 of “Notes to Consolidated Financial Statements” for condensed combined financial information for the unconsolidated joint ventures. Based upon current estimates, substantially all future development and construction costs incurred by the joint ventures will be funded by the venture partners or from the proceeds of construction financing obtained by the joint ventures.

As of September 30, 2004, the Company’s investment in and advances to unconsolidated joint ventures was $15.7 million and the venture partners’ investment in such joint ventures was $16.7 million. As of September 30, 2004, these joint ventures had obtained financing which amounted to $26.4 million of outstanding indebtedness.

During the year ended December 31, 2002, one of the Company’s joint ventures (“Existing Venture”) was restructured such that the Company was required to purchase the 538 lots owned by the Existing Venture on a specified takedown basis through October 15, 2003 at a purchase price equal to the future cost of such lots including a 20% preferred return on invested capital to the outside partner of the Existing Venture. During the year ended December 31, 2002, the first 242 lots were purchased from the Existing Venture for $64.5 million, which includes a $12.5 million preferred return to the outside partner of the Existing Venture. The 242 lots were purchased by a newly formed joint venture (“New Venture”) between the Company and an outside partner. The Company was required to and did purchase the 242 lots owned by the New Venture on a specified takedown basis through May 15, 2004 at a purchase price equal to $74.2 million plus a 13 1/2% preferred return on invested capital to the outside partner of the New Venture. Because the Company was required to purchase the lots owned by both the Existing Venture and the New Venture, and the Company now controls both ventures, the financial statements of both ventures have been consolidated with the Company’s financial statements. During the year ended December 31, 2002, an additional 44 lots were purchased from the Existing Venture for $19.8 million, which includes a $4.0 million preferred return to the outside partner of the Existing Venture. The 44 lots were purchased through a land banking arrangement. During the year ended December 31, 2003, an additional 219 lots were purchased from the Existing Venture for $74.9 million, which included a $21.7 million preferred return to the outside partner of the Existing Venture. These purchases included (i) 172 lots which were purchased from the Existing Venture under a land banking arrangement (see Note 2) for $56.6 million, which included a $16.4 million preferred return to the outside partner of the Existing Venture and (2) 47 lots which were purchased by the New Venture from the Existing Venture for $18.3 million, which included a $5.3 million preferred return to the outside partner of the Existing Venture. During the year ended December 31, 2003, the Company purchased 175 lots from the New Venture for $54.5 million, all of which was paid to the outside partner as a return of capital. During the three and nine months ended September 30, 2004, the Company purchased 15 and 88 lots, respectively, from the New Venture for $6.1 million and $28.5 million, respectively. The intercompany sales and related profits have been eliminated in consolidation.

During the year ended December 31, 2003, California Lyon and two unaffiliated parties formed a series of limited liability companies (“Development LLCs”) for the purpose of acquiring three parcels of land totaling 236 acres in Irvine and Tustin, California (formerly part of the Tustin Marine Corps Air Station) and developing the land into 1,910 residential homesites. The development process is anticipated to be completed by early in 2005 at which time California Lyon will be required under certain specific conditions to purchase approximately one half in value of the lots. California Lyon has a 12 1/2% indirect, minority interest in the Development LLCs, which are the borrowers under two secured lines of credit. Advances under the lines of credit are to be used to pay acquisition and development costs and expenses. The lines of credit are secured by deeds of trust on the real property and improvements thereon owned by the applicable Development LLCs, as well as pledges of all net sale proceeds, related contracts and other ancillary property. The maximum commitment amounts under the lines of credit are limited by specified agreed debt-to-value ratios. The maximum commitment amount under the line of credit that closed in January 2003 (“First Line of Credit”) is $35.0 million. Subject to specified terms and conditions, California Lyon and the other direct and indirect members of the Development LLC that is the borrower under the First Line of Credit, including certain affiliates of such other members, each (i) have guaranteed to the bank the repayment of the Development LLC’s indebtedness under the First Line of Credit, completion of certain infrastructure improvements to the land, payment of necessary loan remargining obligations, and the Development LLC’s performance under its environmental indemnity and covenants, and (ii) have agreed to take all actions and pay all amounts to assure that the Development LLC is in compliance with financial covenants. The First Line of Credit matures in January 2005, but may be extended to July 2005, subject to specified terms and conditions. The maximum commitment amount under the line of credit that closed in March 2003 (“Second Line of Credit”) is $105.0 million. The Second Line of Credit matures in March 2005, but may be extended to September 2005 subject to specified terms and conditions. Although the guarantee obligations of the other direct and indirect members of the Development LLC that is the borrower under the Second Line of Credit, and certain of their affiliates, are similar in nature to those under the First Line of Credit, California Lyon does not have any such guarantee obligations to the banks under the Second Line of Credit. However, California Lyon has posted letters of credit equal to approximately $24.6 million to secure its obligations as well as the Development LLCs’ obligations to the bank under both lines of credit. Further, California Lyon and the other direct and indirect members of the Development LLCs, including certain affiliates of such other members, have entered into reimbursement and indemnity agreements to allocate any liability arising from each line of credit, including the related guarantees and letters of credit. Delaware Lyon has entered into joinder agreements to be jointly and severally liable for California Lyon’s obligations under the reimbursement and indemnity agreements. While the reimbursement and indemnity agreements provide that liability is generally allocated in accordance with the members’ percentage interests in the Development LLCs’ distributions, Delaware Lyon and California Lyon may be liable for the full amount of the obligations guaranteed to the banks in certain specified circumstances, such as those involving the default, willful misconduct or gross negligence of California Lyon. As of September 30, 2004, the outstanding indebtedness under the First Line of Credit was $35.0 million and the outstanding indebtedness under the Second Line of Credit was $105.0 million.

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

Cash Flows — Comparison of Nine Months Ended September 30, 2004 to Nine Months Ended September 30, 2003

Net cash used in operating activities decreased to $158.5 million in the 2004 period from $217.0 million in the 2003 period. The change was primarily as a result of increased expenditures in real estate inventories in the 2004 period, offset by an increase in operating income as a result of increased operating revenues. The successful issuance of the 10 3/4% Senior Notes in 2003 and the 7 1/2% Senior Notes in 2004, offset by the repayment of the 12 1/2% Senior Notes (as described in financing activities above), provided the Company with increased financial resources. The increase in real estate inventories resulted from (i) the Company’s improved financial condition and its ability to finance more of its operations as wholly-owned projects rather than being financed as unconsolidated joint venture projects and (ii) the consolidation of variable interest entities as described above. The risks inherent in purchasing and developing land increase as consumer demand for housing decreases. Thus, the Company may have bought and developed land on which it cannot profitably build and sell homes. The market value of land, building lots and housing inventories can fluctuate significantly as a result of changing market conditions. In addition, inventory carrying costs can be significant and can result in losses in a poorly performing project or market. In the event of significant changes in economic or market conditions, the Company may have to sell homes at significantly lower margins or at a loss.

Net cash (used in) provided by investing activities decreased to a use of $14.5 million in the 2004 period from a source of $37.9 million in the 2003 period. The change was primarily as a result of (i) a decrease in cash distributions of income from unconsolidated joint ventures to none in the 2004 period from $23.9 million in the 2003 period, (ii) a decrease in cash distributions of capital from unconsolidated joint ventures to $11.1 million in the 2004 period from $21.2 million in the 2003 period and (iii) an increase in cash paid for property and equipment to $17.4 million in the 2004 period from $0.3 million in the 2003 period due to the purchase of an aircraft.

Net cash provided by financing activities increased to $189.0 million in the 2004 period from $186.6 million in the 2003 period, primarily as a result of (i) an increase in net borrowings on notes payable of $62.4 million in the 2004 period compared to net principal repayments on notes payable of $12.8 million in the 2003 period and (ii) the net proceeds of $147.6 million from the issuance of the 7 1/2% Senior Notes in the 2004 period compared to the net proceeds of $246.2 million from the issuance of the 10 3/4% Senior Notes and repayment of $70.3 million of the 12 1/2% Senior Notes in the 2003 period and (iii) the repurchase of shares of common stock during the 2003 period amounting to $7.2 million with no comparable amount in the 2004 period.

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

Project (County) Product	Year of First Delivery	Estimated Number of Homes at Completion(1)	Units Closed as of September 30, 2004	Backlog at September 30, 2004(2)(3)	Lots Owned as of September 30, 2004	Homes Closed for the Nine Months Ended September 30, 2004	Sales Price Range(5)

SOUTHERN CALIFORNIA
Wholly-Owned:
Orange County
Mirador at Talega, San Clemente	2004	76	0	36	76	0	$1,120,000—1,260,000
Davenport, Ladera Ranch	2003	163	163	0	0	51	$380,000—432,000
Walden Park, Ladera Ranch	2004	109	52	29	57	52	$660,000—690,000
Laurel at Quail Hill, Irvine	2003	83	83	0	0	6	$560,000—610,000
Linden at Quail Hill, Irvine	2003	100	100	0	0	6	$580,000—685,000
Ambridge at Quail Hill, Irvine	2004	128	7	64	97	7	$495,000—535,000
Lombard Court, Irvine	2005	150	0	0	34	0	$455,000—620,000
Garland Park, Irvine	2005	166	0	0	41	0	$590,000—675,000
Altamura @ Nellie Gail Ranch, Laguna Hills	2003	52	34	17	18	24	$1,975,000—2,000,000
Seacove at the Waterfront, Huntington Beach	2004	106	0	43	106	0	$820,000—1,055,000
Honeyman I, San Juan Capistrano	2005	80	0	0	80	0	$1,020,000—1,190,000
Honeyman II, San Juan Capistrano	2005	40	0	0	40	0	$1,260,000—1,350,000
Los Angeles County
Rassmussen, Moorpark	2006	265	0	0	265	0	$710,000—865,000
Riverside County
Homestead at Heartland, North Corona	2005	239	0	0	239	0	$415,000—490,000
San Bernardino County
The Peaks at Citrus Heights, Fontana	2005	150	0	0	72	0	$421,000—466,000

Total Wholly-Owned		1,907	439	189	1,125	146

Joint Ventures:
Orange County
Amarante, Covenant Hills P-30A, Ladera Ranch	2005	53	0	12	53	0	$870,000—1,045,000
Bellataire, Covenant Hills P-30B, Ladera Ranch	2005	52	0	11	52	0	$1,100,000—1,165,000
Los Angeles County
Oakmont @ Westridge, Valencia	2003	87	61	26	26	45	$1,030,000—1,140,000
Creekside, Valencia	2004	141	43	65	98	43	$383,000—475,000
Riverside County
Discovery, North Corona	2004	172	74	37	98	74	$402,000—450,000
Bounty, North Corona	2003	167	102	43	65	77	$450,000—495,000
San Bernardino County
Echo Glen—Chino	2003	89	75	14	14	54	$510,000—570,000

Total Joint Ventures		761	355	208	406	293

SOUTHERN CALIFORNIA REGION COMBINED TOTAL		2,668	794	397	1,531	439

NORTHERN CALIFORNIA
Wholly-Owned:
San Joaquin County
Ironwood II, Lathrop	2003	88	85	0	3	21	$276,000—317,000
Ironwood III, Lathrop	2005	109	0	8	109	0	$389,000—431,000
Lyon Estates at Stonebridge, Lathrop	2004	72	49	23	23	49	$382,000—422,000
Seasons, Stockton	2005	145	0	8	145	0	$410,000—455,000
Contra Costa County
Bayside, Hercules	2005	172	0	0	172	0	$438,000—548,000
The Bluffs, Hercules	2003	80	80	0	0	37	$622,000—674,000
The Shores, Hercules	2003	110	110	0	0	55	$575,000—653,000
Santa Clara County
Baton Rouge, San Jose	2005	91	0	0	91	0	$425,000—455,000

Project (County) Product	Year of First Delivery	Estimated Number of Homes at Completion(1)	Units Closed as of September 30, 2004	Backlog at September 30, 2004(2)(3)	Lots Owned as of September 30, 2004	Homes Closed for the Nine Months Ended September 30, 2004	Sales Price Range(5)
The Ranch at Silver Creek, San Jose:
Provance	2003	95	49	30	46	34	$1,400,000—1,560,000
Portofino	2003	42	39	0	3	31	$1,245,000—1,395,000
Mariposa	2003	78	50	26	28	32	$650,000—760,000
Siena	2003	61	60	1	1	43	$725,000—840,000
Casa Bella	2003	56	44	12	12	41	$590,000—720,000
Esperanza	2004	74	4	44	70	4	$845,000—1,060,000
Montesa	2004	54	6	42	48	6	$955,000—1,090,000
Hacienda	2004	34	0	13	34	0	$1,785,000—2,050,000
Tesoro	2004	44	4	38	40	4	$805,000—865,000

		538	256	206	282	195

Stanislaus County
Sonterra at Walker Ranch, Patterson	2003	119	48	62	71	30	$430,000—483,000

Total Wholly-Owned		1,524	628	307	896	387

Joint Ventures:
Contra Costa County
Olde Ivy, Brentwood	2003	77	47	26	30	27	$411,000—468,000
Heartland, Brentwood	2003	76	48	24	28	28	$444,000—471,000
Gables, Brentwood	2003	99	49	44	50	29	$440,000—499,000
Overlook, Hercules	2003	133	74	55	59	48	$664,000—706,000
El Dorado County
Lyon Casina, El Dorado Hills	2001	123	123	0	0	23	$365,000—405,000
Lyon Prima, El Dorado Hills	2001	137	122	11	15	36	$445,000—511,000
Placer County
Pinehurst at Morgan Creek	2003	117	37	45	80	25	$584,000—676,000
Cypress at Morgan Creek	2003	73	33	38	40	21	$521,000—581,000
Sacramento County
Big Horn, Elk Grove	2005	255	0	0	255	0	$195,000—269,000

Total Joint Ventures		1,090	533	243	557	237

NORTHERN CALIFORNIA REGION COMBINED TOTAL		2,614	1,161	550	1,453	624

SAN DIEGO
Wholly-Owned:
Riverside County
Bridle Creek, Corona	2003	274	66	29	124	48	$603,000—680,000
Willow Glen, Temecula	2003	74	74	0	0	15	$342,000—383,000
Tessera, Beaumont	2003	168	142	22	26	76	$302,000—342,000
Sedona, Murietta	2003	138	111	16	33	69	$472,000—559,000
Sequoia at Wolf Creek, Temecula	2005	125	0	0	125	0	$346,000—363,000
Harveston Ranch, Temecula	2005	162	0	0	162	0	$301,000—316,000
San Diego County
Vineyards, Escondido	2002	72	71	1	1	44	$440,000—495,000
Meadows, Escondido	2004	45	42	2	3	42	$622,000—700,000
Promenade North, San Diego	2006	143	0	0	143	0	$400,000—475,000
Sonora Ridge, Chula Vista	2003	172	151	21	21	72	$453,000—493,000

Total Wholly-Owned		1,373	657	91	638	366

Joint Ventures:
Riverside County
Cabrillo at Montecito Ranch, Corona	2004	83	57	25	26	57	$597,000—629,000
San Diego County
Ravenna, San Diego	2005	199	0	0	199	0	$440,000—450,000
Amante, San Diego	2005	127	0	0	127	0	$527,000—572,000
Boardwalk, San Diego	2004	90	0	59	90	0	$522,000—605,000
Treviso, San Diego	2005	186	0	0	186	0	$369,000—500,000
Belleza at San Miguel Village, Chula Vista	2005	195	0	0	195	0	$344,000—400,000

Total Joint Ventures		880	57	84	823	57

SAN DIEGO REGION COMBINED TOTAL		2,253	714	175	1,461	423

Project (County) Product	Year of First Delivery	Estimated Number of Homes at Completion(1)	Units Closed as of September 30, 2004	Backlog at September 30, 2004(2)(3)	Lots Owned as of September 30, 2004	Homes Closed for the Nine Months Ended September 30, 2004	Sales Price Range(5)

ARIZONA
Wholly-Owned:
Maricopa County
Mesquite Grove — Parada, Chandler	2001	112	111	1	1	7	$195,000—239,000
Mesquite Grove — Estates, Chandler	2001	93	90	3	3	26	$301,000—338,000
Dove Wing at Power Ranch, Gilbert	2001	103	103	0	0	3	$177,000—227,000
Morgan Creek at Country Place, Tolleson	2001	115	115	0	0	3	$119,000—141,000
Oakcrest at Gateway Crossing, Gilbert	2003	236	145	83	91	103	$154,000—200,000
Woodridge at Gateway Crossing, Gilbert	2003	165	50	111	115	48	$183,000—230,000
Sonoran Foothills, Phoenix
Desert Crown	2004	124	0	69	124	0	$379,000—501,000
Desert Sierra	2004	212	0	50	212	0	$187,000—233,000
Copper Canyon Ranch, Surprise
Rancho Vistas	2004	212	76	105	136	76	$464,000—552,000
Sunset Point	2004	282	0	40	282	0	$167,000—252,000
El Sendero Hills	2004	188	0	56	188	0	$250,000—315,000
Talavera, Phoenix	2006	134	0	0	134	0	$168,000—201,000
Coldwater Ranch, Maricopa County	2006	590	0	0	590	0	$129,000—181,000
Lyon’s Gate, Gilbert	2006	2,193	0	0	2,193	0	$130,000—300,000

ARIZONA REGION TOTAL		4,759	690	518	4,069	266

NEVADA
Wholly-Owned:
Clark County
Topaz Ridge at Summerlin, Las Vegas	2002	89	89	0	0	9	$577,000—630,000
Annendale, North Las Vegas	2001	194	194	0	0	1	$181,000—204,000
Iron Mountain, Las Vegas	2003	70	70	0	0	26	$363,000—416,000
Vista Verde at Summerlin, Las Vegas	2003	122	79	16	43	64	$410,000—473,000
Miraleste at Summerlin, Las Vegas	2003	122	76	46	46	69	$551,000—595,000
The Classics, North Las Vegas	2003	227	132	50	95	80	$286,000—311,000
The Springs, North Las Vegas	2003	209	113	29	96	86	$254,000—303,000
The Estates, North Las Vegas	2003	176	91	50	85	67	$315,000—349,000
The Cottages, North Las Vegas	2004	360	83	29	277	83	$227,000—257,000
Granada at Summerlin, Las Vegas	2004	144	24	23	120	24	$430,000—495,000
The Lyon Collection at Summerlin, Las Vegas	2005	60	0	0	60	0	$600,000—635,000
Carson Ranch, Las Vegas	2005	130	0	0	130	0	$264,000—297,000
West Park Villas, Las Vegas	2005	191	0	0	191	0	$285,000—365,000
West Park Courtyards, Las Vegas	2005	113	0	0	113	0	$325,000—430,000

NEVADA REGION TOTAL		2,207	951	243	1,256	509

GRAND TOTALS:
Wholly-Owned		11,770	3,365	1,348	7,984	1,674
Joint Ventures		2,731	945	535	1,786	587

		14,501	4,310	1,883	9,770	2,261

(1)	The estimated number of homes to be built at completion is subject to change, and there can be no assurance that the Company will build these homes.
(2)	Backlog consists of homes sold under sales contracts that have not yet closed, and there can be no assurance that closings of sold homes will occur.
(3)	Of the total homes subject to pending sales contracts as of September 30, 2004, 1,762 represent homes completed or under construction and 121 represent homes not yet under construction.
(4)	Lots owned as of September 30, 2004 include lots in backlog at September 30, 2004.
(5)	Sales price range reflects base price only and excludes any lot premium, buyer incentive and buyer selected options, which vary from project to project.

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

Critical Accounting Polices

The Company’s financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and costs and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those which impact its most critical accounting policies. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as amended, the Company’s most critical accounting policies are real estate inventories and cost of sales; impairment of real estate inventories; sales and profit recognition; and variable interest entities. Since December 31, 2003, there have been no changes in the Company’s most critical accounting policies, except as described in the following paragraph, and no material changes in the assumptions and estimates used by management.

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

Based on the Company’s analysis of arrangements created after January 31, 2003, no VIEs had been created for the period from February 1, 2003 through September 30, 2003 with respect to option agreements or land banking arrangements as identified under clauses (i) and (ii) of the previous paragraph. At September 30, 2003, three joint ventures and one land banking arrangement created after January 31, 2003 have been determined to be VIEs under Interpretation No. 46 in which the Company is considered the primary beneficiary. Accordingly, the assets, liabilities and operations of these three joint ventures and one land banking arrangement have been consolidated with the Company’s financial statements as of September 30, 2003 and for the three and nine months ended September 30, 2003. At December 31, 2003, certain joint ventures and one land banking arrangement created after January 31, 2003 had been determined to be VIEs under Interpretation No. 46 in which the Company is considered the primary beneficiary. Accordingly, the assets, liabilities and operations of these joint ventures and land banking arrangement were consolidated with the Company’s financial statements as of December 31, 2003 and for the period then ended. Effective January 1, 2004, certain additional joint ventures and land banking arrangements created prior to February 1, 2003 have been determined to be VIEs under Interpretation No. 46 in which the Company is considered the primary beneficiary. Accordingly, the assets, liabilities and operations of all of these joint ventures and land banking arrangements have been consolidated with the Company’s financial statements as of January 1, 2004 and for the three and nine months ended September 30, 2004.

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

Actual events and results may differ materially from those expressed or forecasted in the forward-looking statements due to a number of factors. The principal factors that could cause the Company’s actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, changes in general economic conditions either nationally or in regions in which the Company operates, terrorism or other hostilities involving the United States, whether an ownership change occurred which could, under certain circumstances, have resulted in the limitation of the Company’s ability to offset prior years’ taxable income with net operating losses, changes in home mortgage and other interest rates, changes in generally accepted accounting principles or interpretations of those principles, changes in prices of homebuilding materials, labor shortages, adverse weather conditions, the occurrence of events such as landslides, soil subsidence and earthquakes that are uninsurable, not economically insurable or not subject to effective indemnification agreements, changes in governmental laws and regulations, whether the Company is able to refinance the outstanding balances of its debt obligation at their maturity, the timing of receipt of regulatory approvals and the opening of projects and the availability and cost of land for future growth. While it is impossible to identify all such factors, additional factors which could cause actual results to differ materially from those estimated by the Company include, but are not limited to, those factors or conditions described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the Company’s other filings with the Securities and Exchange Commission. The Company’s past performance or past or present economic conditions in the Company’s housing markets are not indicative of future performance or conditions. Investors are urged not to place undue reliance on forward-looking statements. In addition, the Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to projections over time unless required by federal securities law.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as amended, includes detailed disclosure about quantitative and qualitative disclosures about market risk. Quantitative and qualitative disclosures about market risk have not materially changed since December 31, 2003.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures. An evaluation was performed under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report. Although the Company’s disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives, there can be no assurance that such disclosure controls and procedures will always achieve their stated goals under all circumstances.

Changes in Internal Controls. There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the period covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Sarbanes-Oxley 404 Compliance. The Company has begun a detailed assessment of its internal controls as called for by the Sarbanes-Oxley Act of 2002. The Company has completed the evaluation of design phase where it has identified what may be control deficiencies in its system of internal controls. As the Company continues in the testing phase of its project, it is validating potential control deficiencies and assessing whether or not they rise to the level of significant deficiencies or material weaknesses. In the meantime, the Company has established remediation teams to investigate these potential control deficiencies, and, where appropriate, to remediate them. Although the Company has made this project a top priority, there can be no assurances that all control deficiencies identified and validated will be remediated before the end of the Company’s fiscal year or that the remaining unresolved control deficiencies will not rise to the level of significant deficiencies or material weaknesses.

WILLIAM LYON HOMES

PART II.    OTHER INFORMATION

Items 1, 2, 3, 4, and 5.

Not applicable.

Item 6.    Exhibits

Exhibit No.		Description

10.1	(1)

Amended and Restated Revolving Line of Credit Loan Agreement dated September 16, 2004 by and between California Bank & Trust, a California banking corporation, and William Lyon Homes, Inc., a California corporation.

10.2	(1)	Amended and Restated Loan Agreement dated as of September 17, 2004 by and between William Lyon Homes, Inc., a California corporation, and RFC Construction Funding Corp., a Delaware corporation.

10.3

Agreement for Seventh Modification of Deeds of Trust and Other Loan Instruments dated as of October 6, 2004 by and between William Lyon Homes, Inc., a California corporation, and Guaranty Bank, a federal savings bank organized and existing under the laws of the United States.

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

(1)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed September 22, 2004 and incorporated herein by this reference.

WILLIAM LYON HOMES

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAM LYON HOMES Registrant

Date: November 8, 2004	By:	/s/ MICHAEL D. GRUBBS
MICHAEL D. GRUBBS Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: November 8, 2004	By:	/s/ W. DOUGLASS HARRIS
W. DOUGLASS HARRIS Vice President, Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description

10.1	(1)

Amended and Restated Revolving Line of Credit Loan Agreement dated September 16, 2004 by and between California Bank & Trust, a California banking corporation, and William Lyon Homes, Inc., a California corporation.

10.2	(1)	Amended and Restated Loan Agreement dated as of September 17, 2004 by and between William Lyon Homes, Inc., a California corporation, and RFC Construction Funding Corp., a Delaware corporation.

10.3

Agreement for Seventh Modification of Deeds of Trust and Other Loan Instruments dated as of October 6, 2004 by and between William Lyon Homes, Inc., a California corporation, and Guaranty Bank, a federal savings bank organized and existing under the laws of the United States.

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

(1)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed September 22, 2004 and incorporated herein by this reference.