Form 10-K
period 2004-12-31
WILLIAM LYON HOMES
filed 2005-03-16
CIK 1095996

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2004 was $406,335,794. (This calculation assumes that all officers and directors of the Company are affiliates.)

The number of shares of Common Stock outstanding as of February 18, 2005 was 8,616,236.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s Proxy Statement for the Annual Meeting of Holders of Common Stock to be held on May 9, 2005 are incorporated herein by reference into Part III.

WILLIAM LYON HOMES

i

PART I

Item 1.    Business

General

William Lyon Homes, a Delaware corporation, and subsidiaries (the “Company”) are primarily engaged in the design, construction and sale of single family detached and attached homes in California, Arizona and Nevada. Since the founding of the Company’s predecessor in 1956, the Company and its joint ventures have sold over 62,000 homes. The Company conducts its homebuilding operations through five geographic divisions (Southern California, San Diego, Northern California, Arizona and Nevada) including wholly-owned projects and projects being developed in consolidated and unconsolidated joint ventures. For 2004, approximately 67% of the home closings of the Company and its joint ventures were derived from its California operations. For the year ended December 31, 2004, on a consolidated basis the Company had revenues from homes sales of $1.786 billion and delivered 3,471 homes, which includes $539.3 million of revenue and 1,024 delivered homes from consolidated joint ventures (see Note 2 of “Notes to Consolidated Financial Statements”).

The Company designs, constructs and sells a wide range of homes designed to meet the specific needs of each of its markets, although it primarily emphasizes sales to the entry-level and move-up home buyer markets. At December 31, 2004, the Company marketed its homes through 37 sales locations in both its wholly-owned projects and projects being developed in consolidated joint ventures. In 2004, the average sales price for consolidated homes delivered was $514,400. Base sales prices for actively selling projects in 2004 ranged from $119,000 to $2,070,000.

As of December 31, 2004, the Company and its consolidated joint ventures owned approximately 8,858 lots and had options to purchase an additional 9,754 lots, substantially all of which are entitled. As used in this Annual Report on Form 10-K, “entitled” land has a development agreement and/or vesting tentative map, or a final recorded plat or map from the appropriate county or city government. Development agreements and vesting tentative maps generally provide for the right to develop the land in accordance with the provisions of the development agreement or vesting tentative map unless an issue arises concerning health, safety or general welfare. The Company’s sources of developed lots for its homebuilding operations are (1) development of master-planned communities, primarily through both consolidated and unconsolidated joint ventures at the current time, and (2) purchase of smaller projects with shorter life cycles (merchant homebuilding). The Company estimates that its current inventory of lots owned and controlled is adequate to supply its homebuilding operations at current operating levels for approximately 6 years.

The Company and certain of its subsidiaries are general partners or members in joint ventures involved in the development and sale of residential projects. As described more fully in “Recently Issued Accounting Standards”, in accordance with Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, as amended (“Interpretation No. 46”), certain joint ventures have been determined to be variable interest entities in which the Company is considered the primary beneficiary. Accordingly, the assets, liabilities and operations of these joint ventures have been consolidated with the Company’s financial statements as of and for the year ended December 31, 2004. The financial statements of joint ventures in which the Company is not considered the primary beneficiary are not consolidated with the Company’s financial statements. The Company’s investments in unconsolidated joint ventures are accounted for using the equity method because the Company has a 50% or less voting or economic interest (and thus such joint ventures are not controlled by the Company). Income allocations and cash distributions to the Company from the unconsolidated joint ventures are based on predetermined formulas between the Company and its joint venture partners as specified in the applicable partnership or operating agreements. The Company generally receives, after partners’ priority returns and returns of partners’ capital, approximately 50% of the profits and cash flows from joint ventures. See Note 2 of “Notes to Consolidated Financial Statements” for condensed combined financial information for the joint ventures whose financial statements have been consolidated with the Company’s financial statements. See Note 5 of “Notes to Consolidated Financial Statements” for condensed combined financial information for the unconsolidated joint ventures. Based upon current estimates, substantially all future development and construction costs incurred by the joint ventures will be funded by the venture partners or from the proceeds of construction financing obtained by the joint ventures.

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

The Company had total consolidated revenues from operations of $1.786 billion, $897.8 million and $613.3 million for the years ended December 31, 2004, 2003 and 2002, respectively. Homes closed by the Company, including its joint ventures, were 3,471, 2,804 and 2,522 for the years ended December 31, 2004, 2003 and 2002, respectively. Including its joint ventures, the Company’s dollar amount of backlog of homes sold but not closed as of December 31, 2004, was $623.6 million, a 5% increase over the $595.2 million as of December 31, 2003. The cancellation rate of buyers who contracted to buy a home but did not close escrow was approximately 17% during 2004 and 18% during 2003.

The Company’s operations are dependent to a significant extent on debt financing and on joint venture financing. The Company’s principal credit sources are its 10 3/4% Senior Notes, 7 1/2% Senior Notes, 7 5/8% Senior Notes, secured revolving credit facilities, seller-provided financing, and land banking transactions. At December 31, 2004, the outstanding principal amount of the 10 3/4% Senior Notes was $246.6 million, the outstanding principal amount of the 7 1/2% Senior Notes was $150.0 million and the outstanding principal amount of the 7 5/8% Senior Notes was $150.0 million. The secured revolving credit facilities are revolving lines of credit with a maximum commitment of $395.0 million at December 31, 2004. However, the credit facilities have limitations on the amounts that can be borrowed at any time based on assets which are included in the credit facilities and the specified borrowings permitted under borrowing base calculations. The secured revolving credit facilities are secured by substantially all of the Company’s assets. At December 31, 2004, the outstanding principal amount under the secured revolving credit facilities was $7.7 million. The Company’s mortgage subsidiary has a $20.0 million revolving credit facility and a $10.0 million revolving credit facility to fund its mortgage operations, of which an aggregate $9.3 million was outstanding at December 31, 2004.

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

The following table sets forth sales from real estate operations attributable to each of the Company’s homebuilding divisions during the preceding three fiscal years:

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
Consolidated
Southern California(1)	$485,654	$304,190	$232,868
San Diego(2)	292,927	170,264	115,843
Northern California(3)	669,529	181,062	84,679
Arizona(4)	132,823	67,402	65,571
Nevada(5)	240,914	165,395	103,449

	$1,821,847	$888,313	$602,410

Unconsolidated joint ventures
Southern California(1)	$—	$103,020	$167,518
San Diego(2)	—	118,753	90,843
Northern California(3)	—	103,776	121,415

	$—	$325,549	$379,776

(1)	The Southern California Division consists of operations in the counties of Los Angeles, Orange and Ventura and portions of Riverside and San Bernardino Counties.

(2)	The San Diego Division consists of operations in San Diego County and portions of Riverside and San Bernardino Counties.

(3)	The Northern California Division consists of operations in Contra Costa, El Dorado, Santa Clara, Sacramento, San Joaquin, Solano, Placer and Stanislaus Counties.

(4)	The Arizona Division consists of operations in the Phoenix area.

(5)	The Nevada Division consists of operations in the Las Vegas area.

For financial information concerning segments, see the “Consolidated Financial Statements” and Note 1 of “Notes to Consolidated Financial Statements.”

LAND ACQUISITION AND DEVELOPMENT

As of December 31, 2004, the Company and its joint ventures controlled 18,612 lots. Of these lots, 8,858 were owned and entitled.

The Company estimates that its current inventory of lots owned and controlled is adequate to supply its homebuilding operations at current operating levels for approximately six years.

The Company uses a land acquisition team, which includes members of its senior management, to manage the risks associated with land ownership and development. It is the Company’s policy that land can be purchased or sold only with the prior approval of senior management and the board of directors. The Company’s land acquisition strategy has been to undertake projects with shorter life-cycles in order to reduce development and market risk while maintaining an inventory of owned lots sufficient for construction of homes over a two-year period. The Company’s strategy consists of the following elements:

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

During the year ended December 31, 2003, the Company and two unaffiliated parties formed a series of limited liability companies for the purpose of acquiring three parcels of land totaling 236 acres in Irvine and Tustin, California (formerly part of the Tustin Marine Corps Air Station) and developing the land into 1,910 residential homesites. This unique acquisition is positioned to deliver homes in multiple product segments in what the Company believes is one of the highest demand and supply constrained markets in the country. Upon completion of the development, the Company has the obligation under certain specific conditions to purchase approximately one-half of the homesites. It is anticipated that homebuilding activities and first deliveries will begin in 2006. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition and Liquidity” and Note 5 of “Notes to Consolidated Financial Statements” for more information relating to this transaction and related financing.

HOMEBUILDING AND MARKET STRATEGY

The Company currently has a wide variety of product lines which enables it to meet the specific needs of each of its markets. Although the Company primarily emphasizes sales to the entry-level and move-up home markets, it believes that this diversified product strategy enables it to best serve a wide range of buyers and adapt quickly to a variety of market conditions. In order to reduce exposure to local market conditions, the Company’s sales locations are geographically dispersed. At December 31, 2004, the Company and its joint ventures had 37 sales locations.

Because the decision as to which product to develop is based on the Company’s assessment of market conditions and the restrictions imposed by government regulations, homestyles and sizes vary from project to project. The Company’s attached housing ranges in size from 1,099 to 3,028 square feet, and the detached housing ranges from 1,309 to 5,859 square feet.

Due to the Company’s product and geographic diversification strategy, the prices of the Company’s homes also vary substantially. Base sales prices for the Company’s attached housing range from approximately $297,000 to $940,000 and base sales prices for detached housing range from approximately $119,000 to $2,070,000. On a consolidated basis, the average sales price of homes closed for the year ended December 31, 2004 was $514,400.

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

Description of Projects and Communities Under Development

The Company’s homebuilding projects usually take two to five years to develop. The following table presents project information relating to each of the Company’s homebuilding divisions as of December 31, 2004 and only includes projects with lots owned as of December 31, 2004 or homes closed for the year ended December 31, 2004.

Project (County) Product	Year of First Delivery	Estimated Number of Homes at Completion(1)	Units Closed as of December 31, 2004	Backlog at December 31, 2004(2)(3)	Lots Owned as of December 31, 2004(4)	Homes Closed for the Year Ended December 31, 2004	Sales Price Range(5)

SOUTHERN CALIFORNIA
Wholly-Owned:
Orange County
Mirador at Talega, San Clemente	2004	76	20	15	56	20	$1,100,000 — 1,245,000
Davenport, Ladera Ranch	2003	163	163	0	0	51	$ 380,000 — 432,000
Walden Park, Ladera Ranch	2004	109	83	6	26	83	$650,000 — 680,000
Laurel at Quail Hill, Irvine	2003	83	83	0	0	6	$560,000 — 610,000
Linden at Quail Hill, Irvine	2003	100	100	0	0	6	$580,000 — 685,000
Ambridge at Quail Hill, Irvine	2004	128	61	10	67	61	$500,000 — 570,000
Lombard Court, Irvine	2005	150	0	22	34	0	$376,000 — 507,000
Garland Park, Irvine	2005	166	0	22	41	0	$499,000 — 621,000
Altamura @ Nellie Gail Ranch, Laguna Hills	2003	52	48	4	4	38	$1,975,000 — 2,000,000
Seacove at the Waterfront, Huntington Beach	2004	106	25	14	81	25	$760,000 — 940,000
Rancho Madrina, San Juan Capistrano	2005	80	0	0	80	0	$1,020,000 — 1,190,000
Honeyman II, San Juan Capistrano	2005	40	0	0	40	0	$1,260,000 — 1,350,000
Madeira, Ladera Ranch	2006	41	0	0	41	0	$1,020,000 — 1,170,000
Los Angeles County
Rassmussen, Moorpark	2006	265	0	0	265	0	$710,000 — 865,000
Riverside County
Homestead, North Corona	2005	200	0	0	200	0	$415,000 — 490,000
Bounty II, North Corona	2005	39	0	12	39	0	$450,000 — 495,000
San Bernardino County
The Peaks at Citrus Heights, Fontana	2005	150	0	0	72	0	$510,000 — 560,000

Total Wholly-Owned		1,948	583	105	1,046	290

Joint Ventures:
Orange County
Amarante, Ladera Ranch	2005	53	0	24	53	0	$875,000 — 1,050,000
Bellataire, Ladera Ranch	2005	52	0	18	52	0	$1,120,000 — 1,175,000
Los Angeles County
Oakmont @ Westridge, Valencia	2003	87	85	2	2	69	$1,030,000 — 1,140,000
Creekside, Valencia	2004	141	113	4	28	113	$383,000 — 475,000
Riverside County
Discovery, North Corona	2004	172	119	11	53	119	$405,000 — 451,000
Bounty, North Corona	2003	167	148	8	19	123	$450,000 — 495,000
San Bernardino County
Echo Glen, Chino	2003	89	89	0	0	68	$510,000 — 570,000

Total Joint Ventures		761	554	67	207	492

SOUTHERN CALIFORNIA REGION TOTAL		2,709	1,137	172	1,253	782

Project (County) Product	Year of First Delivery	Estimated Number of Homes at Completion(1)	Units Closed as of December 31, 2004	Backlog at December 31, 2004(2)(3)	Lots Owned as of December 31, 2004(4)	Homes Closed for the Year Ended December 31, 2004	Sales Price Range(5)

NORTHERN CALIFORNIA
Wholly-Owned:
San Joaquin County
Ironwood II, Lathrop	2003	88	85	0	3	21	$276,000 — 317,000
Ironwood III, Lathrop	2005	109	0	27	109	0	$389,000 — 431,000
Lyon Estates at Stonebridge, Lathrop	2004	72	72	0	0	72	$382,000 — 422,000
Seasons, Stockton	2005	145	0	28	145	0	$410,000 — 465,000
Contra Costa County
Seagate at Bayside, Hercules	2005	96	0	0	96	0	$438,000 — 473,000
Wavecrest at Bayside, Hercules	2005	76	0	0	76	0	$503,000 — 548,000
The Bluffs, Hercules	2003	80	80	0	0	37	$622,000 — 674,000
The Shores, Hercules	2003	110	110	0	0	55	$575,000 — 653,000
Rivergate Laurels, Antioch	2005	72	0	20	72	0	$475,000 — 510,000
Rivergate II, Antioch	2006	95	0	0	95	0	$475,000 — 560,000
Placer County
Whitney Ranch 12, Rocklin	2006	92	0	0	92	0	$544,000 — 576,000
Sacramento County
Verona at Anatolia, Rancho Cordova	2005	79	0	0	79	0	$400,000 — 440,000
Santa Clara County
Baton Rouge, San Jose	2005	91	0	0	91	0	$501,000 — 531,000
The Ranch at Silver Creek, San Jose:
Provance	2003	95	67	17	28	52	$1,400,000 — 1,560,000
Portofino	2003	42	40	0	2	32	$1,245,000 — 1,395,000
Mariposa	2003	78	78	0	0	60	$650,000 — 760,000
Siena	2003	61	61	0	0	44	$725,000 — 840,000
Casa Bella	2003	56	56	0	0	53	$590,000 — 720,000
Esperanza	2004	74	24	47	50	24	$890,000 — 1,100,000
Montesa	2004	54	25	26	29	25	$955,000 — 1,090,000
Hacienda	2004	34	9	8	25	9	$1,785,000 — 2,070,000
Tesoro	2004	44	22	22	22	22	$805,000 — 865,000

		538	382	120	156	321

Stanislaus County
Sonterra at Walker Ranch, Patterson	2003	119	75	37	44	57	$430,000 — 483,000

Total Wholly-Owned.		1,862	804	232	1,058	563

Joint Ventures:
Contra Costa County
Olde Ivy, Brentwood	2003	77	77	0	0	57	$411,000 — 468,000
Heartland, Brentwood	2003	76	73	1	3	53	$444,000 — 471,000
Gables, Brentwood	2003	99	80	14	19	60	$440,000 — 499,000
Overlook, Hercules	2003	133	106	27	27	80	$664,000 — 706,000
El Dorado County
Lyon Casina, El Dorado Hills	2001	123	123	0	0	23	$365,000 — 405,000
Lyon Prima, El Dorado Hills	2001	137	135	0	2	49	$445,000 — 511,000
Placer County
Pinehurst at Morgan Creek	2003	117	60	34	57	48	$594,000 — 686,000
Cypress at Morgan Creek	2003	73	56	17	17	44	$521,000 — 581,000
Whitney Ranch 5, Rocklin	2006	96	0	0	96	0	$420,000 — 430,000
Sacramento County
Big Horn, Elk Grove	2005	255	0	0	255	0	$195,000 — 269,000

Total Joint Ventures		1,186	710	93	476	414

NORTHERN CALIFORNIA REGION TOTAL		3,048	1,514	325	1,534	977

Project (County) Product	Year of First Delivery	Estimated Number of Homes at Completion(1)	Units Closed as of December 31, 2004	Backlog at December 31, 2004(2)(3)	Lots Owned as of December 31, 2004(4)	Homes Closed for the Year Ended December 31, 2004	Sales Price Range(5)

SAN DIEGO
Wholly-Owned:
Riverside County
Bridle Creek, Corona	2003	274	84	19	101	66	$603,000 — 680,000
Willow Glen, Temecula	2003	74	74	0	0	15	$342,000 — 383,000
Tessera, Beaumont	2003	168	168	0	0	102	$302,000 — 342,000
Sedona, Murietta	2003	144	136	0	8	94	$472,000 — 559,000
Sequoia at Wolf Creek, Temecula	2005	125	0	0	125	0	$394,000 — 423,000
Savannah at Harveston Ranch, Temecula	2005	162	0	0	162	0	$300,000 — 380,000
San Bernardino County
Braeburn at Chapman Heights, Yucaipa	2005	113	0	0	14	0	$520,000 — 560,000
Crofton at Chapman Heights, Yucaipa	2005	140	0	0	27	0	$399,000 — 428,000
Westland at Chapman Heights, Yucaipa	2005	79	0	0	23	0	$460,000 — 487,000
San Diego County
Vineyards, Escondido	2002	72	72	0	0	45	$559,000 — 576,000
Meadows, Escondido	2004	45	45	0	0	45	$622,000 — 700,000
Promenade North, San Diego	2006	137	0	0	137	0	$421,000 — 494,000
Sonora Ridge, Chula Vista	2003	172	171	1	1	92	$453,000 — 493,000

Total Wholly-Owned		1,705	750	20	598	459

Joint Ventures:
Riverside County
Cabrillo at Montecito Ranch, Corona	2004	83	82	1	1	82	$597,000 — 629,000
San Diego County
Ravenna, San Diego	2005	199	0	15	199	0	$450,000 — 480,000
Amante, San Diego	2005	127	0	16	127	0	$550,000 — 620,000
Boardwalk, San Diego	2004	90	36	18	54	36	$522,000 — 605,000
Treviso, San Diego	2005	186	0	0	186	0	$385,000 — 497,000
Belleza at San Miguel Village, Chula Vista	2005	195	0	35	195	0	$348,000 — 401,000

Total Joint Ventures		880	118	85	762	118

SAN DIEGO REGION TOTAL		2,585	868	105	1,360	577

ARIZONA
Wholly-Owned:
Maricopa County
Mesquite Grove, Chandler
Parada	2001	112	112	0	0	8	$195,000 — 239,000
Estates	2001	93	91	2	2	27	$301,000 — 338,000
Dove Wing at Power Ranch, Gilbert	2001	103	103	0	0	3	$177,000 — 235,000
Morgan Creek at Country Place, Tolleson	2001	115	115	0	0	3	$119,000 — 143,000
Gateway Crossing, Gilbert
Oakcrest	2003	236	174	54	62	132	$162,000 — 207,000
Woodridge	2003	165	92	68	73	90	$192,000 — 239,000
Sonoran Foothills, Phoenix
Desert Crown	2004	124	2	63	117	2	$396,000 — 523,000
Desert Sierra	2004	212	9	54	107	9	$207,000 — 260,000

Project (County) Product	Year of First Delivery	Estimated Number of Homes at Completion(1)	Units Closed as of December 31, 2004	Backlog at December 31, 2004(2)(3)	Lots Owned as of December 31, 2004(4)	Homes Closed for the Year Ended December 31, 2004	Sales Price Range(5)
Copper Canyon Ranch, Surprise
Rancho Vistas	2004	212	112	80	100	112	$490,000 — 578,000
Sunset Point	2004	282	9	79	273	9	$195,000 — 284,000
El Sendero Hills	2004	188	7	82	181	7	$292,000 — 362,000
Talavera, Phoenix	2006	134	0	0	134	0	$182,000 — 240,000
Coldwater Ranch, Maricopa County	2006	590	0	0	590	0	$159,000 — 217,000
Lyon’s Gate, Gilbert	2006	1,879	0	0	1,879	0	$159,000 — 330,000

ARIZONA REGION TOTAL		4,445	826	482	3,518	402

NEVADA
Wholly-Owned:
Clark County
Summerlin, Las Vegas
Topaz Ridge	2002	89	89	0	0	9	$577,000 — 630,000
Vista Verde	2003	122	99	5	23	84	$410,000 — 473,000
Miraleste	2003	122	104	18	18	97	$551,000 — 595,000
Granada	2004	144	50	4	94	50	$430,000 — 495,000
The Lyon Collection	2005	60	0	2	60	0	$620,000 — 655,000
Annendale, North Las Vegas	2001	194	194	0	0	1	$181,000 — 204,000
Iron Mountain, Las Vegas	2003	70	70	0	0	26	$363,000 — 416,000
Centennial Ranch, North Las Vegas
The Classics	2003	227	178	12	49	126	$288,000 — 313,000
The Springs	2003	209	147	8	62	120	$256,000 — 305,000
The Estates	2003	176	123	26	53	99	$318,000 — 352,000
The Cottages	2004	360	121	7	239	121	$227,000 — 257,000
Carson Ranch, Las Vegas
West	2005	130	0	0	130	0	$385,000 — 420,000
East	2006	161	0	0	161	0	$385,000 — 487,000
West Park, Las Vegas
Villas	2005	191	0	0	191	0	$285,000 — 365,000
Courtyards	2005	113	0	0	113	0	$325,000 — 430,000

NEVADA REGION TOTAL		2,368	1,175	82	1,193	733

GRAND TOTALS:
Wholly-Owned		12,328	4,138	921	7,413	2,447
Joint Ventures		2,827	1,382	245	1,445	1,024

		15,155	5,520	1,166	8,858	3,471

(1)	The estimated number of homes to be built at completion is subject to change, and there can be no assurance that the Company will build these homes.
(2)	Backlog consists of homes sold under sales contracts that have not yet closed, and there can be no assurance that closings of sold homes will occur.
(3)	Of the total homes subject to pending sales contracts as of December 31, 2004, 1,031 represent homes completed or under construction and 135 represent homes not yet under construction.
(4)	Lots owned as of December 31, 2004 include lots in backlog at December 31, 2004.
(5)	Sales price range reflects base price only and excludes any lot premium, buyer incentive and buyer selected options, which vary from project to project.

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

The Company’s homes are typically sold before or during construction through sales contracts which are usually accompanied by a small cash deposit. Such sales contracts are usually subject to certain contingencies such as the buyer’s ability to qualify for financing. The cancellation rate of buyers who contracted to buy a home but did not close escrow at the Company and its joint ventures’ projects was approximately 17% during 2004. Cancellation rates are subject to a variety of factors beyond the Company’s control such as adverse economic conditions and increases in mortgage interest rates. The Company and its joint ventures’ inventory of completed and unsold homes was 49 homes as of December 31, 2004.

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

In connection with the limited warranty covering construction defects, the Company obtained an insurance policy which expires on December 31, 2006, unless renewed. The Company has been informed by the insurance carrier that this insurance policy will respond to construction defect claims on homes that close during each policy period for the duration of the Company’s legal liability and that the policy will respond to potential losses relating to construction, including soil subsidence. The insurance policy provides a single policy of insurance to the Company and the subcontractors enrolled in its insurance program. As a result, the Company is no longer required to obtain proof of insurance from these subcontractors nor be named as an additional insured under their individual insurance policies. The Company still requires that subcontractors not enrolled in the insurance program provide proof of insurance and name the Company as an additional insured under their insurance policy. Furthermore, the Company generally requires that its subcontractors provide the Company with an indemnity prior to receiving payment for their work.

There can be no assurance, however, that the terms and limitations of the limited warranty will be enforceable against the homebuyers, that the Company will be able to renew its insurance coverage or renew it at reasonable rates, that the Company will not be liable for damages, the cost of repairs, and/or the expense of litigation surrounding possible construction defects, soil subsidence or building-related claims or that claims will not arise out of uninsurable events not covered by insurance and not subject to effective indemnification agreements with the Company’s subcontractors.

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

Duxford Title Reinsurance Company (a wholly-owned subsidiary of the Company) was formed in November 2000 to operate as a title reinsurance company licensed under the laws of the state of Vermont. Duxford Title Reinsurance Company provides title reinsurance to unrelated title insurers directly issuing title policies on homes sold by the Company in California, Nevada and Arizona. In February 2005, Duxford Title Reinsurance Company was notified by its title insurers that as a result of current investigations by several state insurance regulators into the large number of captive reinsurance arrangements existing in the title insurance industry, the title insurers were suspending and/or terminating their current captive reinsurance agreements with Duxford Title Reinsurance Company pending final determination from the appropriate regulatory bodies as to their permissibility or necessary modification to assure compliance with applicable law. The Company does not believe that the resolution of this matter will have a material effect on the Company’s financial position, results of operations or cash flows.

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

As of December 31, 2004, the Company employed 805 full-time and 105 part-time employees, including corporate staff, supervisory personnel of construction projects, maintenance crews to service completed projects, as well as persons engaged in administrative, finance and accounting, mortgage, engineering, land acquisition, golf course operations, sales and marketing activities.

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

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to the Company’s stockholders during the fourth quarter of the Company’s fiscal year ended December 31, 2004.

PART II

Item 5. Market	for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following table sets forth the high and low sales prices for the Common Stock of the Company as reported on the New York Stock Exchange (stock ticker symbol: WLS) for the periods indicated.

	High	Low
2003
First Quarter	$25.70	$21.20
Second Quarter	34.50	25.17
Third Quarter	50.59	31.16
Fourth Quarter	68.45	50.05

2004
First Quarter	93.75	57.08
Second Quarter	93.75	78.60
Third Quarter	92.80	74.00
Fourth Quarter	89.66	61.80

As of February 18, 2005, the closing price for the Company’s Common Stock as reported on the NYSE was $84.33.

As of February 18, 2005, there were approximately 1,529 beneficial owners of the Company’s Common Stock.

The following table sets forth information with respect to purchases made by or on behalf of the Company or an “affiliated purchaser” (as defined under the Securities Exchange Act of 1934, as amended) of shares of the Company’s Common Stock during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K:

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2004 – October 31, 2004	0		0	0	899,312
November 1, 2004 – November 30, 2004	1,275,000	(1)	$63.53	1,275,000	506,600	(2)
December 1, 2004 – December 31, 2004	0		0	0	506,600

(1)	The Company repurchased 1,275,000 shares of Common Stock pursuant to an open market transaction under Rule 10b-18 of the Rules of the Securities and Exchange Commission.

(2)	On November 12, 2004, the Company’s Board of Directors approved an increase in the size of the Company’s previously announced stock repurchase program to 3,000,000 shares of its Common Stock (including any shares previously repurchased by the Company under the program). Under the program, as originally adopted in September 2001, the Company could repurchase 20% of its then outstanding shares of Common Stock or 2,117,712 shares. No shares were repurchased under this program during the period ended December 31, 2001. For the year ended December 31, 2002, the Company repurchased and retired 1,018,400 shares of its outstanding Common Stock for $19,570,000. For the year ended December 31, 2003, the Company repurchased and retired 200,000 shares of its outstanding Common Stock for $7,180,000. For the year ended December 31, 2004, the Company repurchased 1,275,000 shares of its Common Stock for $81,001,000, which shares were held in treasury at December 31, 2004. Unless terminated earlier by resolution of the Company’s Board of Directors, this program will expire when the Company has repurchased all shares authorized for repurchase thereunder.

The Company has not paid any cash dividends on its Common Stock during the last three fiscal years and expects that for the foreseeable future it will follow a policy of retaining earnings in order to help finance its business. Payment of dividends is within the discretion of the Company’s Board of Directors and will depend upon the earnings, capital requirements, general economic conditions and operating and financial condition of the Company, among other factors. However, the effect of the Company’s principal financing agreements currently prohibits the payment of dividends by the Company. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition and Liquidity” and Note 7 of “Notes to Consolidated Financial Statements.”

The following table sets forth information as of December 31, 2004 with respect to compensation plans under which the Company’s Common Stock is authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	85,831	$8.6875	396,666
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	85,831	$8.6875	396,666

No compensation plan under which the Company’s Common Stock is authorized for issuance was adopted without the approval of the Company’s stockholders.

Item 6.    Selected Financial Data

The following table sets forth certain of the Company’s historical financial data. The selected historical consolidated financial data as of December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003 and 2002 have been derived from the Company’s audited consolidated financial statements and the related notes included elsewhere herein. The selected historical consolidated financial data as of December 31, 2002, 2001 and 2000 and for the years ended December 31, 2001 and 2000 have been derived from the Company’s audited financial statements for such years, which are not included herein. The selected historical consolidated financial data set forth below are not necessarily indicative of the results of future operations and should be read in conjunction with the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the historical consolidated financial statements and accompanying notes included elsewhere herein.

	As of and for the Year Ended December 31,
	2004	2003	2002	2001	2000
	(dollars in thousands, except per share amounts)
	(note 4)
Statement of Income Data:
Operating revenue
Home sales	$1,785,589	$866,657	$593,762	$452,002	$403,850
Lots, land and other sales	36,258	21,656	8,648	7,054	3,016
Management fees	—	9,490	10,892	9,127	10,456

	1,821,847	897,803	613,302	468,183	417,322

Operating costs
Cost of sales—homes	(1,327,057)	(714,385)	(504,330)	(382,608)	(335,891)
Cost of sales—lots, land and other	(23,173)	(13,269)	(9,404)	(5,158)	(3,378)
Sales and marketing	(58,792)	(31,252)	(22,862)	(18,149)	(16,515)
General and administrative	(80,784)	(50,315)	(39,366)	(37,171)	(35,348)
Other	(2,105)	(1,834)	(2,284)	—	—
Amortization of goodwill(1)	—	—	—	(1,242)	(1,244)

	(1,491,911)	(811,055)	(578,246)	(444,328)	(392,376)

Equity in (loss) income of unconsolidated joint ventures	(699)	31,236	27,748	22,384	24,416

Minority equity in income of consolidated entities	(49,661)	(429)	—	—	—

Operating income	279,576	117,555	62,804	46,239	49,362
Interest expense, net of amounts capitalized	—	—	—	(227)	(5,557)
Other income, net(2)	5,572	6,397	4,977	7,513	7,940

Income before provision for income taxes	285,148	123,952	67,781	53,525	51,745
Provision for income taxes	(113,499)	(51,815)	(18,270)	(5,847)	(12,477)

Net income	$171,649	$72,137	$49,511	$47,678	$39,268

Earnings per common share
Basic	$17.69	$7.37	$4.85	$4.50	$3.74

Diluted	$17.55	$7.27	$4.73	$4.44	$3.74

Balance Sheet Data:
Cash and cash equivalents	$96,074	$24,137	$16,694	$19,751	$14,711
Real estate inventories	1,059,173	698,047	491,952	307,335	233,700
Investments in and advances to unconsolidated joint ventures	17,911	45,613	65,404	66,753	49,966
Total assets	1,274,562	839,715	617,581	433,709	330,280
Total debt	595,219	326,737	266,065	221,470	166,910
Minority interest	142,096	142,496	80,647	784	—
Stockholders’ equity	347,109	252,040	181,676	150,617	102,512

Operating Data (including unconsolidated joint ventures) (unaudited):
Number of net new home orders	3,371	3,443	2,607	2,541	2,603
Number of homes closed	3,471	2,804	2,522	2,566	2,666
Average sales price of homes closed	$514	$422	$379	$299	$289
Backlog at end of period, number of homes(3)	1,166	1,266	627	542	567
Backlog at end of period, aggregate sales value(3)	$623,578	$595,180	$259,123	$176,531	$171,650

(1)	The amount paid for business acquisitions over the net fair value of assets acquired and liabilities assumed is reflected as goodwill and, until January 1, 2002, was being amortized on a straight-line basis over seven years. Accumulated amortization was $2,793,000 as of December 31, 2001. In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement No. 142”), effective for fiscal years beginning after December 15, 2001. Under the new rule, goodwill is no longer amortized but is subject to impairment tests in accordance with Statement No. 142. The Company performed its required annual impairment test of goodwill as of December 31, 2004 and determined that there have been no indicators of impairment. If Statement No. 142 had been adopted effective January 1, 2000, the pro forma impact of the non-amortization of goodwill on the results for the subsequent periods would have been as follows (in thousands except per share data):

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(dollars in thousands)
Net income, as reported	$171,649	$72,137	$49,511	$47,678	$39,268
Amortization of goodwill, net of tax	—	—	—	1,106	943

Net income, as adjusted	$171,649	$72,137	$49,511	$48,784	$40,211

Earnings per common share, as adjusted:
Basic	$17.69	$7.37	$4.85	$4.61	$3.83

Diluted	$17.55	$7.27	$4.73	$4.54	$3.83

(2)	In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, Recission of SFAS Nos. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections (“Statement No. 145”). Statement No. 145 prevents gains or losses on extinguishment of debt not meeting the criteria of APB 30 to be treated as extraordinary. Statement No. 145 is effective for fiscal years beginning after March 15, 2002. Upon adoption of Statement No. 145, the Company’s previously reported extraordinary items related to gain from retirement of debt were reclassified to other income and not reported as extraordinary items.

(3)	Backlog consists of homes sold under pending sales contracts that have not yet closed, some of which are subject to contingencies, including mortgage loan approval and the sale of existing homes by customers. There can be no assurance that homes sold under pending sales contracts will close. Of the total homes sold subject to pending sales contracts as of December 31, 2004, 1,031 represent homes completed or under construction and 135 represent homes not yet under construction. Backlog as of all dates is unaudited.

(4)	In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities, as amended (“Interpretation No. 46”), which addresses the consolidation of variable interest entities (“VIEs”). Under Interpretation No. 46, arrangements that are not controlled through voting or similar rights are accounted for as VIEs. An enterprise is required to consolidate a VIE if it is the primary beneficiary of the VIE. Interpretation No. 46 applied immediately to arrangements created after January 31, 2003 and, with respect to arrangements created before February 1, 2003, the interpretation was applied to the Company as of January 1, 2004. The adoption of Interpretation No. 46 has not affected the Company’s consolidated net income. Prior period information has not been restated to conform to the presentation in the current period.

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

Based on the provisions of Interpretation No. 46, the Company has concluded that under certain circumstances when the Company (i) enters into option agreements for the purchase of land or lots from an entity and pay a non-refundable deposit, (ii) enters into land banking arrangements or (iii) enters into arrangements with a financial partner for the formation of joint ventures which engage in homebuilding and land development activities, a VIE may be created under condition (ii) (b) or (c) of the previous paragraph. The Company may be deemed to have provided subordinated financial support, which refers to variable interests that will absorb some or all of an entity’s expected losses if they occur. For each VIE created, the Company will compute expected losses and residual returns based on the probability of future cash flows as outlined in Interpretation No. 46. If the Company is determined to be the primary beneficiary of the VIE, the assets, liabilities and operations of the VIE will be consolidated with the Company’s financial statements.

Based on the Company’s analysis of arrangements created after January 31, 2003, no VIEs had been created for the period from February 1, 2003 through December 31, 2004 with respect to option agreements as identified under clause (i) of the previous paragraph. At December 31, 2003, six joint ventures and one land banking arrangement created after January 31, 2003 have been determined to be VIEs under Interpretation No. 46 in which the Company is considered the primary beneficiary. Accordingly, the assets, liabilities and operations of these six joint ventures and one land banking arrangement have been consolidated with the Company’s financial statements as of December 31, 2003 and for the period then ended. Effective January 1, 2004, certain additional joint ventures and land banking arrangements created prior to February 1, 2003 have been determined to be VIEs under Interpretation No. 46 in which the Company is considered the primary beneficiary. Accordingly, the assets, liabilities and operations of all of these joint ventures and land banking arrangements have been consolidated with the Company’s financial statements as of January 1, 2004 and for the year ended December 31, 2004.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of results of operations and financial condition should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and Notes thereto and other financial information appearing elsewhere in this Annual Report on Form 10-K. As used herein, “on a combined basis” means the total of operations in wholly-owned projects, in consolidated joint venture projects and, for periods ending on or prior to December 31, 2003, unconsolidated joint venture projects.

The Company is primarily engaged in the design, construction and sale of single family detached and attached homes in California, Arizona and Nevada. Since the founding of its predecessor in 1956, on a combined basis the Company has sold over 62,000 homes. The Company conducts its homebuilding operations through five geographic divisions: Southern California, San Diego, Northern California, Arizona and Nevada. The Company believes that it is well positioned for future growth in all of its markets. For the year ended December 31, 2004, on a consolidated basis the Company had revenues from homes sales of $1.786 billion and delivered 3,471 homes, which includes $539.3 million of revenue and 1,024 delivered homes from consolidated joint ventures. The Company presents information related to its unconsolidated joint ventures as such information represents an important aspect of the Company’s business as well as a substantial portion of its operating income.

The Company and certain of its subsidiaries are general partners or members in joint ventures involved in the development and sale of residential projects. As described more fully in “Recently Issued Accounting Standards”, in accordance with Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, as amended (“Interpretation No. 46”) certain joint ventures have been determined to be variable interest entities in which the Company is considered the primary beneficiary. Accordingly, the assets, liabilities and operations of these joint ventures have been consolidated with the Company’s financial statements as of and for the year ended December 31, 2004. Because the Company already recognizes its proportionate share of joint venture earnings and losses under the equity method of accounting, the adoption of Interpretation No. 46 did not affect the Company’s consolidated net income. The financial statements of joint ventures in which the Company is not considered the primary beneficiary are not consolidated with the Company’s financial statements. The Company’s investments in unconsolidated joint ventures are accounted for using the equity method because the Company has a 50% or less voting or economic interest (and thus such joint ventures are not controlled by the Company). Income allocations and cash distributions to the Company from the unconsolidated joint ventures are based on predetermined formulas between the Company and its joint venture partners as specified in the applicable partnership or operating agreements. The Company generally receives, after partners’ priority returns and returns of partners’ capital, approximately 50% of the profits and cash flows from joint ventures. See Note 2 of “Notes to Consolidated Financial Statements” for condensed combined financial information for the joint ventures whose financial statements have been consolidated with the Company’s financial statements. See Note 5 of “Notes to Consolidated Financial Statements” for condensed combined financial information for the unconsolidated joint ventures. Based upon current estimates, substantially all future development and construction costs incurred by the joint ventures will be funded by the venture partners or from the proceeds of construction financing obtained by the joint ventures.

Results of Operations

Selected financial and operating information for the Company including its consolidated projects and unconsolidated joint ventures as of and for the periods presented is as follows:

	As of and for the year ended December 31, 2004
	Wholly- Owned	Joint Ventures	Consolidated Total
Selected Financial Information (dollars in thousands)
Homes closed	2,447	1,024	3,471

Home sales revenue	$1,246,277	$539,312	$1,785,589
Cost of sales	(941,225)	(385,832)	(1,327,057)

Gross margin	$305,052	$153,480	$458,532

Gross margin percentage	24.5%	28.5%	25.7%

Number of homes closed
California	1,312	1,024	2,336
Arizona	402	—	402
Nevada	733	—	733

Total	2,447	1,024	3,471

Average sales price
California	$692,200	$526,700	$619,600
Arizona	241,800	—	241,800
Nevada	328,700	—	328,700

Total	$509,300	$526,700	$514,400

Number of net new home orders
California	1,157	955	2,112
Arizona	677	—	677
Nevada	582	—	582

Total	2,416	955	3,371

Average number of sales locations during period
California	17	11	28
Arizona	6	—	6
Nevada	7	—	7

Total	30	11	41

	As of and for the year ended December 31, 2004
	Wholly- Owned	Joint Ventures	Consolidated Total
Backlog of homes sold but not closed at end of period
California	357	245	602
Arizona	482	—	482
Nevada	82	—	82

Total	921	245	1,166

Dollar amount of backlog of homes sold but not closed at end of period (dollars in thousands)
California	$292,298	$160,280	$452,578
Arizona	136,815	—	136,815
Nevada	34,185	—	34,185

Total	$463,298	$160,280	$623,578

Lots controlled at end of year
Owned lots
California	2,702	1,445	4,147
Arizona	3,518	—	3,518
Nevada	1,193	—	1,193

Total	7,413	1,445	8,858

Optioned lots(1)
California			4,532
Arizona			3,960
Nevada			1,262

Total			9,754

Total lots controlled
California			8,679
Arizona			7,478
Nevada			2,455

Total			18,612

	As of and for the year ended December 31, 2003
	Consolidated	Unconsolidated Joint Ventures	Combined Total
Selected Financial Information (dollars in thousands)
Homes closed	2,149	655

Home sales revenue	$866,657	$317,109
Cost of sales	(714,385)	(248,252)

Gross margin	$152,272	$68,857

Gross margin percentage	17.6%	21.7%

Number of homes closed
California	1,271	655	1,926
Arizona	319	—	319
Nevada	559	—	559

Total	2,149	655	2,804

Average sales price
California	$498,700	$484,100	$493,800
Arizona	211,300	—	211,300
Nevada	295,900	—	295,900

Total	$403,300	$484,100	$422,200

Number of net new home orders
California	1,660	697	2,357
Arizona	389	—	389
Nevada	697	—	697

Total	2,746	697	3,443

Average number of sales locations during period
California	19	9	28
Arizona	6	—	6
Nevada	6	—	6

Total	31	9	40

	As of and for the year ended December 31, 2003
	Consolidated	Unconsolidated Joint Ventures	Combined Total
Backlog of homes sold but not closed at end of period
California	589	237	826
Arizona	207	—	207
Nevada	233	—	233

Total	1,029	237	1,266

Dollar amount of backlog of homes sold but not closed at end of period (dollars in thousands)
California	$355,128	$119,509	$474,637
Arizona	47,228	—	47,228
Nevada	73,315	—	73,315

Total	$475,671	$119,509	$595,180

Lots controlled at end of year
Owned lots
California	2,248	1,142	3,390
Arizona	1,486	—	1,486
Nevada	1,298	—	1,298

Total	5,032	1,142	6,174

Optioned lots(1)
California			4,835
Arizona			4,253
Nevada			2,910

Total			11,998

Total lots controlled
California			8,225
Arizona			5,739
Nevada			4,208

Total			18,172

	As of and for the year ended December 31, 2002
	Consolidated	Unconsolidated Joint Ventures	Combined Total
Selected Financial Information (dollars in thousands)
Homes closed	1,740	782

Home sales revenue	$593,762	$362,697
Cost of sales	(504,330)	(298,838)

Gross margin	$89,432	$63,859

Gross margin percentage	15.1%	17.6%

Number of homes closed
California	1,116	782	1,898
Arizona	270	—	270
Nevada	354	—	354

Total	1,740	782	2,522

Average sales price
California	$387,900	$463,800	$419,200
Arizona	212,800	—	212,800
Nevada	292,200	—	292,200

Total	$341,200	$463,800	$379,200

Number of net new home orders
California	1,117	880	1,997
Arizona	289	—	289
Nevada	321	—	321

Total	1,727	880	2,607

Average number of sales locations during period
California	15	10	25
Arizona	6	—	6
Nevada	4	—	4

Total	25	10	35

	As of and for the year ended December 31, 2002
	Consolidated	Unconsolidated Joint Ventures	Combined Total
Backlog of homes sold but not closed at end of period
California	200	195	395
Arizona	137	—	137
Nevada	95	—	95

Total	432	195	627

Dollar amount of backlog of homes sold but not closed at end of period (dollars in thousands)
California	$99,078	$96,160	$195,238
Arizona	30,206	—	30,206
Nevada	33,679	—	33,679

Total	$162,963	$96,160	$259,123

Lots controlled at end of year
Owned lots
California	2,174	1,439	3,613
Arizona	963	—	963
Nevada	1,534	—	1,534

Total	4,671	1,439	6,110

Optioned lots(1)
California			2,953
Arizona			4,462
Nevada			198

Total			7,613

Total lots controlled
California			6,566
Arizona			5,425
Nevada			1,732

Total			13,723

(1)	Optioned lots may be purchased by the Company as consolidated projects or may be purchased by newly formed unconsolidated joint ventures.

On a combined basis, the number of net new home orders for the year ended December 31, 2004 decreased 2.1% to 3,371 homes from 3,443 homes for the year ended December 31, 2003. The number of homes closed on a combined basis for the year ended December 31, 2004 increased 23.8% to 3,471 homes from 2,804 homes for the year ended December 31, 2003. On a combined basis, the backlog of homes sold but not closed as of December 31, 2004 was 1,166 homes, down 7.9% from 1,266 homes as of December 31, 2003.

Homes in backlog are generally closed within three to six months. The dollar amount of backlog of homes sold but not closed on a combined basis as of December 31, 2004 was $623.6 million, up 4.8% from $595.2 million as of December 31, 2003. The cancellation rate of buyers who contracted to buy a home but did not close escrow at the Company’s projects was approximately 17% during 2004 and 18% during 2003. The inventory of completed and unsold homes was 49 homes as of December 31, 2004.

The Company experienced a 2.5% increase in the average number of sales locations to 41 for the year ended December 31, 2004 as compared to 40 for the year ended December 31, 2003 and the Company’s number of new home orders per average sales location decreased from 86.1 for the year ended December 31, 2003 to 82.2 for the year ended December 31, 2004.

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

Comparisons of Years Ended December 31, 2004 and 2003.

Consolidated operating revenue for the year ended December 31, 2004 was $1.822 billion, an increase of $924.2 million, or 103%, from consolidated operating revenue of $897.8 million for the year ended December 31, 2003. Revenue from sales of wholly-owned homes increased $379.6 million, or 43.8%, to $1.246 billion in the 2004 period from $866.7 million in the 2003 period. The increase was primarily due to an increase in the average sales price of wholly-owned homes closed to $509,300 in the 2004 period from $402,900 in the 2003 period and an increase in the number of wholly-owned homes closed to 2,447 in 2004 from 2,128 in 2003. In addition, consolidated operating revenue during the year ended December 31, 2004 includes revenue from sales of homes of $539.3 million from consolidated joint ventures as compared to $9.2 million included in consolidated operating revenue in the same period in 2003, due to the adoption of Interpretation No. 46 as described above. Revenue from sales of lots, land and other increased to $36.3 million in the 2004 period compared to $21.7 million in the 2003 period due to bulk sales of land in certain of the Company’s developments. Management fee income increased by $6.7 million to $16.2 million in the 2004 period from $9.5 million in the 2003 period, primarily due to the increase in the number of joint venture units closed to 1,024 in the 2004 period from 676 in the 2003 period; however, upon consolidation of the joint ventures in connection with Interpretation No. 46 described above, management fee income is eliminated with the related cost of sales. The increase in the average sales price of units closed in wholly-owned projects was due primarily to (i) price appreciation in certain projects and (ii) a change in product mix.

Total operating income increased to $279.6 million in the 2004 period from $117.6 million in the 2003 period. The excess of revenue from sales of homes over the related cost of sales (gross margin) increased by $306.2 million to $458.5 million in the 2004 period from $152.3 million in the 2003 period primarily due to (i) an increase in the average sales price of wholly-owned homes closed to $509,300 in the 2004 period from $402,900 in the 2003 period, (ii) an increase in the number of wholly-owned homes closed to 2,447 in 2004 from 2,128 in 2003, (iii) an increase in the wholly-owned gross margin percentages to 24.5% in the 2004 period from 17.6% in the 2003 period and (iv) gross margin of $153.5 million from consolidated joint ventures in 2004 as compared to $1.3 million included in 2003, due to the adoption of Interpretation No. 46 as described above. The increase in period-over-period gross margin percentage reflects the impact of increased sales prices due to strong demand for housing in many of the Company’s markets. Sales and marketing expenses increased by $27.5 million to $58.8 million in the 2004 period from $31.3 million in the 2003 period primarily due to increases in direct selling expenses related to the increased sales volume and the consolidation of certain joint ventures due to the adoption of Interpretation No. 46 as described above.

General and administrative expenses increased by $30.5 million to $80.8 million in 2004 from $50.3 million in 2003, primarily as a result of an increase in bonus expense due to higher levels of pre-tax, pre-bonus income in 2004 as compared to 2003. Bonus expense was $54.1 million in 2004, or approximately 16% of pre-tax, pre-bonus income as compared to $27.2 million in 2003, or approximately 18% of pre-tax, pre-bonus income. Selling, general and administrative expense as a percentage of combined home sales revenue was 7.8% in 2004 as compared to 7.7% in 2003. Other operating costs consist of initial start-up and operating losses realized by golf course operations at certain of the Company’s projects which increased to $2.1 million in the 2004 period from $1.8 million in the 2003 period. Equity in (loss) income from unconsolidated joint ventures decreased to $(0.7) million in the 2004 period from $31.2 million in the comparable period for 2003, primarily as a result of the consolidation of certain joint ventures in 2004 due to the adoption of Interpretation No. 46 as described above. Minority equity in income of consolidated entities increased to $49.7 million in the 2004 period from $0.4 million in the 2003 period due to the adoption of Interpretation No. 46 as described above.

Total interest incurred increased to $59.0 million in the 2004 period from $47.2 million in the 2003 period as a result of an increase in the average principal balance of debt outstanding in the 2004 period compared to the

2003 period, including the issuance of the 7 5/8% Senior Notes and 7 1/2% Senior Notes (see below) and the debt associated with the consolidation of certain entities due to the adoption of Interpretation No. 46 as described above. All interest incurred was capitalized in the 2004 and 2003 periods.

Other income, net decreased to $5.6 million in 2004 from $6.4 million in 2003 primarily as a result of decreases in mortgage company operations and other miscellaneous income.

Minority interest in income of consolidated entities of $49.7 million during the year ended December 31, 2004 is related to the consolidation of the outside partners’ equity in income of entities consolidated as defined in Interpretation No. 46. See Note 2 of “Notes to Consolidated Financial Statements”.

The estimated overall effective tax rate for the year ending December 31, 2004 is 39.8%. During the year ended December 31, 2004, income tax benefits of $3.5 million related to stock option exercises were excluded from the results of operations and credited to additional paid-in capital. At December 31, 2004, the Company has unused recognized built-in losses in the amount of $22.6 million which are available to offset future taxable income and expire between 2009 and 2011. The utilization of these losses is limited to offset $3.2 million of taxable income per year; however, any unused losses in any year may be carried forward for utilization in future years through 2011. The Company’s ability to utilize the foregoing tax benefits will depend upon the amount of its future taxable income and may be further limited under certain circumstances.

Neither the amount of the unused recognized built-in loss carryforwards nor the amount of limitation on such carryforwards claimed by the Company has been audited or otherwise validated by the Internal Revenue Service, and it could challenge either amount that the Company has calculated. It is possible that legislation or regulations will be adopted that would limit the Company’s ability to use the tax benefits associated with the current tax loss carryforwards.

As a result of the foregoing factors, net income increased to $171.6 million in the 2004 period from $72.1 million in the 2003 period.

Comparisons of Years Ended December 31, 2003 and 2002.

Operating revenue for the year ended December 31, 2003 was $897.8 million, an increase of $284.5 million, or 46.4%, from operating revenue of $613.3 million for the year ended December 31, 2002. Revenue from sales of homes increased $272.9 million, or 46.0%, to $866.7 million in 2003 from $593.8 million in 2002. This increase was due primarily to an increase in the average sales prices of wholly-owned homes to $402,900 in 2003 from $341,200 in 2002 and an increase in the number of wholly-owned homes closed to 2,128 in 2003 from 1,740 in 2002. Revenues from sales of lots, land and other increased to $21.7 million in 2003 from $8.6 million in 2002, due to the bulk sale of land in one of the Company’s developments. Management fee income decreased by $1.4 million to $9.5 million in 2003 from $10.9 million in 2002 as a result of a decrease in the number of homes closed in joint ventures to 676 in 2003 from 782 in 2002. Equity in income of unconsolidated joint ventures amounting to $31.2 million was recognized in 2003, compared to $27.7 million in 2002 as a result of the increase in gross margin percentage of the unconsolidated joint ventures to 21.7% in 2003 from 17.6% in 2002.

Total operating income increased to $117.6 million in 2003 from $62.8 million in 2002. The excess of revenue from sales of homes over the related cost of sales (gross margin) increased by $62.9 million to $152.3 million in 2003 from $89.4 million in 2002. This increase was primarily due to an increase in the average sales prices to $402,900 in 2003 from $341,200 in 2002, or 18.1%, and an increase in the number of wholly-owned homes closed to 2,128 in 2003 from 1,740 in 2002, or 22.3%. Gross margin percentages increased by 2.5% to 17.6% in 2003 from 15.1% in 2002. Sales and marketing expenses increased by $8.4 million (36.7%) to $31.3 million in 2003 from $22.9 million in 2002 primarily due to increased sales locations, increased marketing fees paid to developers of master-planned communities and sales commissions as a result of increased revenue from sales of homes. General and administrative expenses increased by $10.9 million to $50.3 million in 2003 from $39.4 million in 2002, primarily as a result of increased salaries and related benefits due to an increase in the number of employees and additional employee bonuses based on improved operating results of the Company. Other operating costs consist of initial start-up losses realized by a golf course operation at one of the Company’s projects which decreased to $1.8 million in 2003 from $2.3 million in 2002.

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

Other income, net increased to $6.4 million in 2003 from $5.0 million in 2002 primarily as a result of increases in mortgage company operations and other miscellaneous income.

Minority interest in income of consolidated entities of $0.4 million during the year ended December 31, 2003 is related to the consolidation of the outside partners’ equity in income of an entity consolidated as defined in Interpretation No. 46. See Note 2 of “Notes to Consolidated Financial Statements”.

The estimated overall effective tax rate for the year ending December 31, 2003 is 41.8%. During the year ended December 31, 2003, income tax benefits of $3.1 million related to stock option exercises were excluded from the results of operations and credited to additional paid-in capital. The elimination during 2002 of the remaining valuation allowances for deferred tax assets reduced the Company’s estimated overall effective tax rate for the year ended December 31, 2002 from 39.3% to 27.0%. At December 31, 2003, the Company has net operating loss carryforwards for Federal tax purposes of approximately $2.0 million, which expire in 2009. In addition, unused recognized built-in losses in the amount of $23.9 million are available to offset future taxable income and expire between 2009 and 2011. The utilization of these losses is limited to offset $3.2 million of taxable income per year; however, any unused losses in any year may be carried forward for utilization in future years through 2011. The Company’s ability to utilize the foregoing tax benefits will depend upon the amount of its future taxable income and may be further limited under certain circumstances.

As a result of the foregoing factors, net income increased to $72.1 million in the 2003 period from $49.5 million in the 2002 period.

Financial Condition and Liquidity

The Company provides for its ongoing cash requirements principally from internally generated funds from the sales of real estate, outside borrowings and by forming new joint ventures with venture partners that provide a substantial portion of the capital required for certain projects. The Company currently has outstanding 7 5/8% Senior Notes due 2012, 10 3/4% Senior Notes due 2013 and 7 1/2% Senior Notes due 2014 and maintains secured revolving credit facilities (“Revolving Credit Facilities”). The Company has financed, and may in the future finance, certain projects and land acquisitions with construction loans secured by real estate inventories, seller-provided financing and land banking transactions.

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

7 5/8% Senior Notes

On November 22, 2004, the Company’s 100% owned subsidiary, William Lyon Homes, Inc., a California corporation, (“California Lyon”) closed its offering of $150.0 million principal amount of 7 5/8% Senior Notes due 2012 (the “7 5/8% Senior Notes”). The notes were sold pursuant to Rule 144A. The notes were issued at par, resulting in net proceeds to the Company of approximately $148.5 million. California Lyon agreed to file a registration statement with the Securities and Exchange Commission relating to an offer to exchange the notes for publicly tradeable notes having substantially identical terms. On January 12, 2005, the Securities and Exchange Commission declared the registration statement effective and California Lyon commenced an offer to exchange any and all of its outstanding $150.0 million aggregate principal amount of 7 5/8% Senior Notes due 2012, which are not registered under the Securities Act of 1933, for a like amount of its new 7 5/8% Senior Notes due 2012, which are registered under the Securities Act of 1933, upon the terms and subject to the conditions set forth in the prospectus dated January 12, 2005. The exchange offer was completed for $146.5 million principal amount of the 7 5/8% Senior Notes on February 18, 2005. The remaining $3.5 million principal amount of the old notes remains outstanding. The terms of the new notes are identical in all material respects to those of the old notes, except for certain transfer restrictions, registration rights and liquidated damages provisions relating to the old notes.

The 7 5/8% Senior Notes are senior unsecured obligations of California Lyon and are unconditionally guaranteed on a senior unsecured basis by William Lyon Homes, a Delaware corporation (“Delaware Lyon”), which is the parent company of California Lyon, and all of Delaware Lyon’s existing and certain of its future restricted subsidiaries. The notes and the guarantees rank senior to all of the Company’s and the guarantors’ debt that is expressly subordinated to the notes and the guarantees, but are effectively subordinated to all of the Company’s and the guarantors’ senior secured indebtedness to the extent of the value of the assets securing that indebtedness. Interest on the 7 5/8% Senior Notes is payable semi-annually on December 15 and June 15 of each year.

Except as set forth in the Indenture governing the 7 5/8% Senior Notes (“7 5/8% Senior Notes Indenture”), the 7 5/8% Senior Notes are not redeemable prior to December 15, 2008. Thereafter, the 7 5/8% Senior Notes will be redeemable at the option of California Lyon, in whole or in part, at a redemption price equal to 100% of the principal amount plus a premium declining ratably to par, plus accrued and unpaid interest, if any. In addition, on or before December 15, 2007, California Lyon may redeem up to 35% of the aggregate principal amount of the notes with the proceeds of qualified equity offerings at a redemption price equal to 107.625% of the principal amount, plus accrued and unpaid interest, if any.

Upon a change of control as described in the 7 5/8% Senior Notes Indenture, California Lyon may be required to offer to purchase the notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest, if any.

If the Company’s consolidated tangible net worth falls below $75.0 million for any two consecutive fiscal quarters, California Lyon may be required to make an offer to purchase up to 10% of the notes originally issued at a purchase price equal to 100% of the principal amount, plus accrued and unpaid interest, if any.

California Lyon is 100% owned by Delaware Lyon. Each subsidiary guarantor is 100% owned by California Lyon or Delaware Lyon. All guarantees are full and unconditional and all guarantees are joint and several. There are no significant restrictions on the ability of Delaware Lyon or any guarantor to obtain funds from subsidiaries by dividend or loan.

The 7 5/8% Senior Notes Indenture contains covenants that limit the ability of Delaware Lyon and its restricted subsidiaries to, among other things: (i) incur additional indebtedness; (ii) pay dividends or make other distributions or repurchase its stock; (iii) make investments; (iv) sell assets; (v) incur liens; (vi) enter into agreements restricting the ability of Delaware Lyon’s restricted subsidiaries (other than California Lyon) to pay dividends; (vii) enter into transactions with affiliates; and (viii) consolidate, merge or sell all or substantially all of Delaware Lyon’s and California Lyon’s assets. These covenants are subject to a number of important exceptions and qualifications as described in the 7 5/8% Senior Notes Indenture.

The foregoing summary is not a complete description of the 7 5/8% Senior Notes and is qualified in its entirety by reference to the 7 5/8% Senior Notes Indenture.

The net proceeds of the offering were used to repay $68.0 million of the outstanding balance on the revolving credit facilities (including amounts drawn and provided to the Company to fund a Common Stock repurchase), fees and commissions related to the offering and for other general corporate purposes.

As of December 31, 2004, the outstanding 7 5/8% Senior Notes with a face value of $150.0 million had a fair value of approximately $146.4 million, based on quotes from industry sources.

10 3/4% Senior Notes

California Lyon filed a Registration Statement on Form S-3 with the Securities and Exchange Commission for the sale of $250.0 million of 10 3/4% Senior Notes due 2013 (the “10 3/4% Senior Notes”) which became effective on March 12, 2003. The offering closed on March 17, 2003 and was fully subscribed and issued. The notes were issued at a price of 98.493% to the public, resulting in net proceeds to the Company of approximately $246.2 million. The purchase price reflected a discount to yield 11% under the effective interest method and the notes have been reflected net of the unamortized discount in the consolidated balance sheet.

The 10 3/4% Senior Notes due April 1, 2013 are senior unsecured obligations of California Lyon and are unconditionally guaranteed on a senior unsecured basis by Delaware Lyon and the parent company of California Lyon, and all of Delaware Lyon’s existing and certain of its future restricted subsidiaries. The notes and the guarantees rank senior to all of the Company’s and the guarantors’ debt that is expressly subordinated to the notes and the guarantees, but are effectively subordinated to all of the Company’s and the guarantors’ senior secured indebtedness to the extent of the value of the assets securing that indebtedness. Interest on the 10 3/4% Senior Notes is payable on April 1 and October 1 of each year.

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

$246,233

As of December 31, 2004, the outstanding 10 3/4% Senior Notes with a face value of $246.6 million had a fair value of approximately $280.9 million, based on quotes from industry sources.

7 1/2% Senior Notes

On February 6, 2004, California Lyon closed its offering of $150.0 million principal amount of 7 1/2% Senior Notes due 2014 (the “7 1/2% Senior Notes”). The notes were sold pursuant to Rule 144A and outside the United States to non-U.S. persons in reliance on Regulation S. The notes were issued at par, resulting in net proceeds to the Company of approximately $147.6 million. California Lyon agreed to file a registration statement with the Securities and Exchange Commission relating to an offer to exchange the notes for publicly tradeable notes having substantially identical terms. On July 16, 2004, the Securities and Exchange Commission declared the registration statement effective and California Lyon commenced an offer to exchange any and all of its outstanding $150.0 million aggregate principal amount of 7 1/2% Senior Notes due 2014, which are not registered under the Securities Act of 1933, for a like amount of its new 7 1/2% Senior Notes due 2014, which are registered under the Securities Act of 1933, upon the terms and subject to the conditions set forth in the prospectus dated July 16, 2004. The exchange offer was completed for the full principal amount of the 7 1/2% Senior Notes on August 17, 2004. The terms of the new notes are identical in all material respects to those of the old notes, except for certain transfer restrictions, registration rights and liquidated damages provisions relating to the old notes. The new notes have been listed on the New York Stock Exchange.

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

The net proceeds of the offering were used to repay $70.0 million of the outstanding balance on the revolving credit facilities and $21.5 million of a construction note payable described below, together with $0.3 million of accrued interest. The remaining proceeds were used for fees and commissions related to the offering and other general corporate purposes.

As of December 31, 2004, the outstanding 7 1/2% Senior Notes with a face value of $150.0 million had a fair value of $144.0 million, based on quotes from industry sources.

Revolving Credit Facilities

As of December 31, 2004, the Company has four revolving credit facilities which have an aggregate maximum loan commitment of $395.0 million and mature at various dates through 2008. A $125.0 million revolving line of credit “expires” in October 2005. After that date the Company may borrow amounts, subject to applicable borrowing base and concentration limitations, under this facility solely to complete the construction of residences begun prior to such date in approved projects funded by disbursements under this facility. The final maturity date is the earlier of the date upon which the last residence, the construction of which was financed with proceeds of this loan, is sold or the date upon which such last residence is excluded from the borrowing base by the passage of time under this facility. However, as in the past the Company expects the maturity to be extended by the lender at each maturity date for an additional year. The maximum commitment amount under this facility is $125.0 million. A $150.0 million revolving line of credit finally matures in September 2008, although after September 2006, advances under this facility may only be made to complete previously approved projects approved on or before such date. The maximum commitment of $150.0 million under this facility is reduced by the aggregate amount of loan commitments under separate project loans issued by the lender or its affiliates to the Company or its affiliates with respect to projects that are not cross-collateralized with the collateral under this credit facility. A $50.0 million revolving line of credit initially “matures” in September 2006. After that date: a) the maximum commitment under this facility reduces at a rate of $12.5 million per quarter beginning with the quarter ending December 31, 2006, with a final maturity date of September 2007, and b) advances may only be used to complete previously approved projects subject to the borrowing base as of the initial maturity date. A $70.0 million revolving line of credit became effective in June 2004, which matures in June 2007.

Availability under each credit facility is subject not only to the maximum amount committed under the respective facility, but also to both various borrowing base and concentration limitations. The borrowing base limits lender advances to certain agreed percentages of asset value. The allowed percentage generally increases as the asset progresses from land under development to residence subject to contract of sale. Advances for each type of collateral become due in whole or in part, subject to possible re-borrowing, and/or the collateral becomes excluded from the borrowing base, after a specified period or earlier upon sale. Concentration limitations further restrict availability under the credit facilities. The effect of these borrowing base and concentration limitations essentially is to mandate minimum levels of the Company’s investment in a project, with higher percentages of investment required at earlier phases of a project, and with greater absolute dollar amounts of investment required as a project progresses. Each revolving credit facility is secured by deeds of trust on the real property and improvements thereon owned by the Company in the subdivision project(s) approved by the respective lender, as well as pledges of all net sale proceeds, related contracts and other ancillary property. Also, each credit facility includes financial covenants, which may limit the amount that may be borrowed thereunder. Outstanding advances bear interest at various rates, which approximate the prime rate. As of December 31, 2004, $7.7 million was outstanding under these credit facilities, with a weighted-average interest rate of 5.339%, and the undrawn availability was $236.2 million as limited by the borrowing base formulas. Delaware Lyon has guaranteed on an unsecured basis California Lyon’s obligations under certain of the revolving credit facilities and has provided an unsecured environmental indemnity in favor of the lender under the $125.0 million bank line of credit.

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

As of and for the year ending December 31, 2004, the Company is in compliance with these covenants.

Construction Notes Payable

At December 31, 2004, the Company had construction notes payable on certain consolidated entities amounting to $31.6 million. The construction notes have various maturity dates and bear interest at rates ranging from prime plus 0.25% to prime plus 0.75% at December 31, 2004. Interest is calculated on the average daily balance and is paid following the end of each month.

Revolving Mortgage Warehouse Credit Facilities

The Company, through its mortgage subsidiary and one of its unconsolidated joint ventures, has entered into two revolving mortgage warehouse credit facilities with banks to fund its mortgage origination operations. The original credit facility, which matures in May 2005, provides for revolving loans of up to $30.0 million outstanding, $20.0 million of which is committed (lender obligated to lend if stated conditions are satisfied) and $10.0 million is not committed (lender advances are optional even if stated conditions are otherwise satisfied). However, as in the past the Company expects the maturity to be extended by the lender at each maturity date for an additional year. In August 2003, the Company’s mortgage subsidiary and one of its unconsolidated joint ventures entered into an additional $10.0 million credit facility which matures in August 2006. Mortgage loans are generally held for a short period of time and are typically sold to investors within 7 to 15 days following funding. The facilities are secured by substantially all of the assets of each of the borrowers, including the mortgage loans held for sale, all rights of each of the borrowers with respect to contractual obligations of third party investors to purchase such mortgage loans, and all proceeds of sale of such mortgage loans. The facilities, which have LIBOR based pricing, also contain certain financial covenants requiring the borrowers to maintain minimum tangible net worth, leverage, profitability and liquidity. These facilities are non-recourse and are not guaranteed by the Company. At December 31, 2004 the outstanding balance under these facilities was $9.3 million.

Land Banking Arrangements

The Company enters into purchase agreements with various land sellers. In some instances, and as a method of acquiring land in staged takedowns, thereby minimizing the use of funds from the Company’s revolving credit facilities and other corporate financing sources and limiting the Company’s risk, the Company transfers the Company’s right in such purchase agreements to entities owned by third parties (“land banking arrangements”). These entities use equity contributions and/or incur debt to finance the acquisition and development of the lots. The entities grant the Company an option to acquire lots in staged takedowns. In consideration for this option, the Company makes a non-refundable deposit equal to 20% or less of the total purchase price. Additionally, the Company may be subject to other penalties if lots are not acquired. The Company is under no obligation to purchase the balance of the lots, but would forfeit remaining deposits and be subject to penalties if the lots were not purchased. The Company does not have legal title to these entities or their assets and has not guaranteed their liabilities. These land banking arrangements help the Company manage the financial and market risk associated with land holdings. The use of these land banking arrangements is dependent on, among other things, the availability of capital to the option provider, general housing market conditions and geographic preferences. As described in Note 2 of “Notes to Consolidated Financial Statements”, Interpretation No. 46, requires the consolidation of the assets, liabilities and operations of one of the Company’s land banking arrangements including, as of December 31, 2004, real estate inventories of $9.3 million. The Company participates in two land banking arrangements, which are not VIE’s in accordance with FIN 46, and are not consolidated as of December 31, 2004. The deposits and penalties related to the two land banking projects have been recorded in the accompanying consolidated balance sheet. Summary information with respect to the Company’s consolidated and unconsolidated land banking arrangements is as follows as of December 31, 2004 (dollars in thousands):

	Consolidated	Unconsolidated
Total number of land banking projects	1	2

Total number of lots	172	866

Total purchase price	$60,849	$83,164

Balance of lots still under option and not purchased:
Number of lots	50	567

Purchase price	$19,074	$63,462

Forfeited deposits and penalties if lots are not purchased	$9,755	$13,404

Joint Venture Financing

The Company and certain of its subsidiaries are general partners or members in joint ventures involved in the development and sale of residential projects. As described more fully in “Recently Issued Accounting Standards”, in accordance with Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, as amended (“Interpretation No. 46”) certain joint ventures have been determined to be variable interest entities in which the Company is considered the primary beneficiary. Accordingly, the assets, liabilities and operations of these joint ventures have been consolidated with the Company’s financial statements as of and for the year ended December 31, 2004. Because the Company already recognizes its proportionate share of joint venture earnings and losses under the equity method of accounting, the adoption of Interpretation No. 46 did not affect the Company’s consolidated net income. The financial statements of joint ventures in which the Company is not considered the primary beneficiary are not consolidated with the Company’s financial statements. The Company’s investments in unconsolidated joint ventures are accounted for using the equity method because the Company has a 50% or less voting or economic interest (and thus such joint ventures are not controlled by the Company). Income allocations and cash distributions to the Company from the unconsolidated joint ventures are based on predetermined formulas between the Company and its joint venture partners as specified in the applicable partnership or operating agreements. The Company generally receives, after partners’ priority returns and returns of partners’ capital, approximately 50% of the profits and cash flows from joint ventures. See Note 2 of “Notes to Consolidated Financial Statements” for condensed combined financial information for the joint ventures whose financial statements have been consolidated with the Company’s financial statements. See Note 5 of “Notes to Consolidated Financial Statements” for condensed combined financial information for the unconsolidated joint ventures. Based upon current estimates, substantially all future development and construction costs incurred by the joint ventures will be funded by the venture partners or from the proceeds of construction financing obtained by the joint ventures.

As of December 31, 2004, the Company’s investment in and advances to the unconsolidated joint ventures was $17.9 million and the venture partners’ investment in such joint ventures was $17.4 million. As of December 31, 2004, these joint ventures had obtained financing from construction lenders which amounted to $28.6 million of outstanding indebtedness.

During the year ended December 31, 2002, one of the Company’s joint ventures (“Existing Venture”) was restructured such that the Company was required to purchase the 538 lots owned by the Existing Venture on a specified takedown basis through October 15, 2003 at a purchase price equal to the future cost of such lots including a 20% preferred return on invested capital to the outside partner of the Existing Venture. During the year ended December 31, 2002, the first 242 lots were purchased from the Existing Venture for $64.5 million, which included a $12.5 million preferred return to the outside partner of the Existing Venture. The 242 lots were purchased by a newly formed joint venture (“New Venture”) between the Company and an outside partner. The Company was required to and did purchase the 242 lots owned by the New Venture on a specified takedown basis through May 15, 2004 at a purchase price equal to $74.2 million plus a 13 1/2% preferred return on invested capital to the outside partner of the New Venture. Because the Company was required to purchase the lots owned by both the Existing Venture and the New Venture, and the Company controlled both ventures, the financial statements of both ventures have been consolidated with the Company’s financial statements. During the year ended December 31, 2002, an additional 44 lots were purchased from the Existing Venture for $19.8 million, which included a $4.0 million preferred return to the outside partner of the Existing Venture, respectively. The 44 lots were purchased through a land banking arrangement. During the year ended December 31, 2003, an additional 219 lots were purchased from the Existing Venture for $74.9 million, which included a $21.7 million preferred return to the outside partner of the Existing Venture. These purchases included (i) 172 lots which were purchased from the Existing Venture under a land banking arrangement for $56.6 million, which included a $16.4 million preferred return to the outside partner of the Existing Venture and (2) 47 lots which were purchased by the New Venture from the Existing Venture for $18.3 million, which included a $5.3 million preferred return to the outside partner of the Existing Venture. During the year ended December 31, 2002, the Company purchased 15 lots from the New Venture for $5.1 million, all of which was paid to the outside partner as a return of capital. During the year ended December 31, 2003, the Company purchased 175 lots from the New Venture for $54.5 million, all of which was paid to the outside partner as a return of capital. During the year ended December 31, 2004, the Company purchased 99 lots from the New Venture for $34.3 million. The intercompany sales and related profits have been eliminated in consolidation.

During the year ended December 31, 2003, California Lyon and two unaffiliated parties formed a series of limited liability companies (“Development LLCs”) for the purpose of acquiring three parcels of land totaling 236 acres in Irvine and Tustin, California (formerly part of the Tustin Marine Corps Air Station) and developing the land into 1,910 residential homesites. The development process is anticipated to be completed by late 2005 at which time California Lyon will be required under certain specific conditions to purchase approximately one half in value of the lots. California Lyon has a 12 1/2% indirect, minority interest in the Development LLCs, which are the borrowers under two secured lines of credit. Advances under the lines of credit are to be used to pay acquisition and development costs and expenses. The lines of credit are secured by deeds of trust on the real property and improvements thereon owned by the applicable Development LLC, as well as pledges of all net sale proceeds, related contracts and other ancillary property. The maximum commitment amounts under the lines of credit are limited by specified agreed loan-to-value ratios. The maximum commitment amount under the line of credit that closed in January 2003 (“First Line of Credit”) is $35.0 million. Subject to specified terms and conditions, California Lyon and the other direct and indirect members of the Development LLC that is the borrower under the First Line of Credit, including certain affiliates of such other members, each (i) have guaranteed to the bank the repayment of the Development LLC’s indebtedness under the First Line of Credit, completion of certain infrastructure improvements to the land, payment of necessary loan remargining obligations, and the Development LLC’s performance under its environmental indemnity and covenants, and (ii) have agreed to take all actions and pay all amounts to assure that the Development LLC is in compliance with financial covenants. The First Line of Credit matures in July 2005. The maximum commitment amount under the line of credit that closed in March 2003 (“Second Line of Credit”) is $105.0 million. The Second Line of Credit matures in September 2005. Although the guarantee obligations of the other direct and indirect members of the Development LLC that is the borrower under the Second Line of Credit, and certain of their affiliates, are similar in nature to those under the First Line of Credit, California Lyon does not have any such guarantee obligations to the banks under the Second Line of Credit. However, California Lyon has posted letters of credit equal to approximately $24.6 million to secure its obligations as well as the Development LLCs’ obligations to the bank under both lines of credit. Further, California Lyon and the other direct and indirect members of the Development LLCs, including certain affiliates of such other members, have entered into reimbursement and indemnity agreements to allocate any liability arising from each line of credit, including the related guarantees and letters of credit. Delaware Lyon has entered into joinder agreements to be jointly and severally liable for California Lyon’s obligations under the reimbursement and indemnity agreements. While the reimbursement and indemnity agreements provide that liability is generally allocated in accordance with the members’ percentage interests in the Development LLCs’ distributions, Delaware Lyon and California Lyon may be liable for the full amount of the obligations guaranteed to the banks under either or both of the lines of credit in certain specified circumstances, such as those involving the default, willful misconduct or gross negligence of California Lyon. As of December 31, 2004, the outstanding indebtedness under the First Line of Credit was $35.0 million and the outstanding indebtedness under the Second Line of Credit was $105.0 million.

The Company is a member in an unconsolidated joint venture limited liability company formed for the purpose of acquiring and developing land in Nevada. At December 31, 2004, the unconsolidated joint venture had outstanding land acquisition and development debt of $28.6 million, of which the Company guaranteed $14.3 million.

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

Cash Flows — Comparison of Years Ended December 31, 2004 and 2003

Net cash provided by (used in) operating activities changed from a use of $160.0 million in 2003 to a source of $87.3 million in 2004. The change was primarily a result of an increase in operating income as a result of increased deliveries and operating revenues. Expenditures on real estate were relatively unchanged at $195.3 million in 2004 compared to $206.0 million in 2003. The successful issuance of the 10 3/4% Senior Notes in 2003 and the 7 1/2% Senior Notes and 7 5/8% Senior Notes in 2004, offset by the repayment of the 12 1/2% Senior Notes (as described in financing activities below), provided the Company with increased financial resources. The risks inherent in purchasing and developing land increase as consumer demand for housing decreases. Thus, the Company may have bought and developed land on which it cannot profitably build and sell homes. The market value of land, building lots and housing inventories can fluctuate significantly as a result of changing market conditions. In addition, inventory carrying costs can be significant and can result in losses in a poorly performing project or market. In the event of significant changes in economic or market conditions, the Company may have to sell homes at significantly lower margins or at a loss.

Net cash (used in) provided by investing activities decreased to a use of $17.1 million in 2004 from a source of $50.5 million in 2003. The change was primarily a result of (i) a decrease in cash distributions from unconsolidated joint ventures to $10.1 million in 2004 from $59.5 million in 2003, and (ii) an increase in cash paid for property and equipment to $17.8 million in 2004 from $0.6 in 2003 due to the purchase of an aircraft.

Net cash provided by financing activities decreased to $1.7 million in 2004 from $117.0 million in 2003, primarily as a result of (i) the net proceeds of $148.5 million and $147.6 million from the issuance of the 7 5/8% Senior Notes and 7 1/2% Senior Notes, respectively, in 2004 compared to the net proceeds of $246.2 million from the issuance of the 10 3/4% Senior Notes and repayment of $70.3 million of the 12 1/2% Senor Notes in 2003, (ii) net minority interest distributions of $86.8 in 2004 compared to net minority interest contributions of $61.4 million in 2003 and (iii) the repurchase of shares of common stock of $81.0 million in 2004 compared to $7.2 million in 2003.

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

Contractual Obligations

The Company’s contractual obligations consisted of the following at December 31, 2004 (in thousands):

		Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Revolving credit facilities	$18,678	$5,048	$10,599	$3,031	$—
Construction notes payable	32,835	27,130	5,705	—	—
7 5/8% Senior Notes	241,500	11,438	22,875	22,875	184,312
10 3/4% Senior Notes	471,719	26,875	53,750	53,750	337,344
7 1/2% Senior Notes	252,656	11,250	22,500	22,500	196,406
Operating leases	10,584	2,934	6,112	1,538	—
Purchase obligations:
Land purchases and option commitments	754,563	446,929	307,634	—	—
Project commitments	311,934	287,995	17,954	5,985	—

Total	$2,094,469	$819,599	$447,129	$109,679	$718,062

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

Impairment of Real Estate Inventories

The Company accounts for its real estate inventories under Financial Accounting Standards Board Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“Statement No. 144”). Statement No. 144 requires impairment losses to be recorded on assets to be held and used by the Company when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of the assets. The estimation process used in determining the undiscounted cash flows of the assets is inherently uncertain because it involves estimates of future revenues and costs. As described more fully above in the section entitled “Real Estate Inventories and Cost of Sales”, estimates of revenues and costs are supported by the Company’s budgeting process. When an impairment loss is required for assets to be held and used by the Company, the related assets are adjusted to their estimated fair value.

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

Recently Issued Accounting Standards

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities, as amended (“Interpretation No. 46”), which addresses the consolidation of variable interest entities (“VIEs”). Under Interpretation No. 46, arrangements that are not controlled through voting or similar rights are accounted for as VIEs. An enterprise is required to consolidate a VIE if it is the primary beneficiary of the VIE. Interpretation No. 46 applies immediately to arrangements created after January 31, 2003 and, with respect to arrangements created before February 1, 2003, the interpretation was applied to the Company as of January 1, 2004.

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

Based on the Company’s analysis of arrangements created after January 31, 2003, no VIEs had been created for the period from February 1, 2003 through December 31, 2003 with respect to option agreements as identified under clause (i) of the previous paragraph. At December 31, 2003, certain joint ventures and one land banking arrangement created after January 31, 2003 had been determined to be VIEs under Interpretation No. 46. in which the Company is considered the primary beneficiary. Accordingly, the assets, liabilities and operations of these joint ventures and land banking arrangement were consolidated with the Company’s financial statements as of December 31, 2003 and for the period then ended. Effective January 1, 2004, certain additional joint ventures and land banking arrangements created prior to February 1, 2003 have been determined to be VIEs under Interpretation No. 46 in which the Company is considered the primary beneficiary. Accordingly, the assets, liabilities and operations of all these joint ventures and land banking arrangements have been consolidated with the Company’s financial statements as of January 1, 2004 and for the year ended December 31, 2004.

Forward-Looking Statements

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk for changes in interest rates relates to the Company’s floating rate debt with a total outstanding balance at December 31, 2004 of $48.6 million where the interest rate is variable based upon certain bank reference or prime rates. If interest rates were to increase by 10%, the estimated impact on the Company’s consolidated financial statements would be no reduction to income before provision for taxes based on amounts outstanding and rates in effect at December 31, 2004, but would increase capitalized interest by approximately $0.9 million which would be amortized to cost of sales as home closings occur.

Item 8.    Financial Statements and Supplementary Data

The consolidated financial statements of William Lyon Homes and the reports of the independent registered public accounting firm, listed under Item 15, are submitted as a separate section of this report beginning on page 51 and are incorporated herein by reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures.    An evaluation was performed under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Annual Report. Although the Company’s disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives, there can be no assurance that such disclosure controls and procedures will always achieve their stated goals under all circumstances.

Changes in Internal Control Over Financial Reporting.    There have been no significant changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the Company’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting.    The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f), and for its assessment of the effectiveness of internal control over financial reporting. Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Based on the Company’s evaluation under the framework in Internal Control — Integrated Framework, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2004.

The assessment by the Company’s management of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Attestation Report of Ernst & Young LLP, an independent registered public accounting firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

William Lyon Homes

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that William Lyon Homes maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The management of William Lyon Homes is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that William Lyon Homes maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, William Lyon Homes maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of William Lyon Homes as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004 of William Lyon Homes and our report dated March 10, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Irvine, California

March 10, 2005

Item 9B.    Other Information

None.

PART III

Item 10.    Directors and Executive Officers of Registrant

The information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2005 Annual Meeting of Holders of Common Stock to be held on May 9, 2005.

Item 11.    Executive Compensation

The information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2005 Annual Meeting of Holders of Common Stock to be held on May 9, 2005.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2005 Annual Meeting of Holders of Common Stock to be held on May 9, 2005.

Item 13.    Certain Relationships and Related Transactions

The information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2005 Annual Meeting of Holders of Common Stock to be held on May 9, 2005.

Item 14.    Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2005 Annual Meeting of Holders of Common Stock to be held on May 9, 2005.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

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

(3)  Listing of Exhibits:

Exhibit Number	Description
2.1(1)	Certificate of Ownership and Merger.
3.1(2)	Certificate of Incorporation of William Lyon Homes, a Delaware corporation.
3.2(2)	Bylaws of William Lyon Homes, a Delaware corporation.
4.1(2)	Specimen certificate of Common Stock.
4.2(23)	Indenture dated as of March 17, 2003 among William Lyon Homes, Inc., the Guarantors (as defined therein), and U.S. Bank National Association, as Trustee (including form of notes and guarantees).
4.3(15)	Supplemental Indenture dated as of December 13, 2004 between Lyon East Garrison Company I, LLC, a California limited liability company, as Guarantor, and U.S. Bank National Association, as Trustee (supplementing the Indenture dated as of March 17, 2003 among William Lyon Homes, Inc., a California corporation, the Guarantors (as defined therein), and U.S. Bank National Association, as Trustee).
4.4(24)	Supplemental Indenture dated as of January 1, 2005 between The Ranch Golf Club, LLC, a California limited liability company, as Guarantor, and U.S. Bank National Association, as Trustee (supplementing the Indenture dated as of March 17, 2003 among William Lyon Homes, Inc., a California corporation, the Guarantors (as defined therein), and U.S. Bank National Association, as Trustee).
4.5(3)	Indenture dated as of February 6, 2004 among William Lyon Homes, Inc., the Guarantors (as defined therein), and U.S. Bank National Association, as Trustee (including form of notes and guarantees).
4.6(15)	Supplemental Indenture dated as of December 13, 2004 between Lyon East Garrison Company I, LLC, a California limited liability company, as Guarantor, and U.S. Bank National Association, as Trustee (supplementing the Indenture dated as of February 6, 2004 among William Lyon Homes, Inc., a California corporation, the Guarantors (as defined therein), and U.S. Bank National Association, as Trustee).
4.7(24)	Supplemental Indenture dated as of January 1, 2005 between The Ranch Golf Club, LLC, a California limited liability company, as Guarantor, and U.S. Bank National Association, as Trustee (supplementing the Indenture dated as of February 6, 2004 among William Lyon Homes, Inc., a California corporation, the Guarantors (as defined therein), and U.S. Bank National Association, as Trustee).

Exhibit Number	Description
4.8(14)	Indenture dated as of November 22, 2004 among William Lyon Homes, Inc., the Guarantors (as defined therein), and U.S. Bank National Association, as Trustee (including form of notes and guarantees).
4.9(15)	Supplemental Indenture dated as of December 13, 2004 between Lyon East Garrison Company I, LLC, a California limited liability company, as Guarantor, and U.S. Bank National Association, as Trustee (supplementing the Indenture dated as of November 22, 2004 among William Lyon Homes, Inc., a California corporation, the Guarantors (as defined therein), and U.S. Bank National Association, as Trustee).
4.10(24)	Supplemental Indenture dated as of January 1, 2005 between The Ranch Golf Club, LLC, a California limited liability company, as Guarantor, and U.S. Bank National Association, as Trustee (supplementing the Indenture dated as of November 22, 2004 among William Lyon Homes, Inc., a California corporation, the Guarantors (as defined therein), and U.S. Bank National Association, as Trustee).
10.1(11)	Amended and Restated Loan Agreement dated as of September 17, 2004 between William Lyon Homes, Inc., a California corporation, and RFC Construction Funding Corp., a Delaware corporation.
10.2(4)	Master Loan Agreement dated as of August 31, 2000 by and between William Lyon Homes, Inc., a California corporation (“Borrower”) and Guaranty Federal Bank, F.S.B., a federal savings bank organized and existing under the laws of the United States (“Lender”).
10.3(6)	Agreement for First Modification of Deeds of Trust and Other Loan Instruments, dated as of June 8, 2001, by and between William Lyon Homes, Inc., a California corporation, as borrower, and Guaranty Bank, a federal savings bank organized and existing under the laws of the United States (formerly known as “Guaranty Federal Bank, F.S.B.”), as lender.
10.4(5)	Agreement for Second Modification of Deeds of Trust and Other Loan Instruments, dated as of July 23, 2001, by and between William Lyon Homes, Inc., a California corporation, as borrower, and Guaranty Bank, a federal savings bank organized and existing under the laws of the United States (formerly known as “Guaranty Federal Bank, F.S.B.”), as lender.
10.5(5)	Agreement for Third Modification of Deeds of Trust and Other Loan Instruments, dated as of December 19, 2001, by and between William Lyon Homes, Inc., a California corporation, as borrower, and Guaranty Bank, a federal savings bank organized and existing under the laws of the United States (formerly known as “Guaranty Federal Bank, F.S.B.”), as lender.
10.6(5)	Agreement for Fourth Modification of Deeds of Trust and Other Loan Instruments, dated as of May 29, 2002, by and between William Lyon Homes, Inc., a California corporation, as borrower, and Guaranty Bank, a federal savings bank organized and existing under the laws of the United States (formerly known as “Guaranty Federal Bank, F.S.B.”), as lender.
10.7(7)	Agreement for Fifth Modification of Deeds of Trust and Other Loan Agreements, dated as of June 6, 2003, by and between William Lyon Homes, Inc., a California corporation, as borrower, and Guaranty Bank, a federal savings bank organized and existing under the laws of the United States (formerly known as “Guaranty Federal Bank, F.S.B.”), as lender.
10.8(3)	Agreement for Sixth Modification of Deeds of Trust and Other Loan Agreements, dated as of November 14, 2003, by and between William Lyon Homes, Inc., a California corporation, as borrower, and Guaranty Bank, a federal savings bank organized and existing under the laws of the United States (formerly known as “Guaranty Federal Bank, F.S.B.”), as lender.
10.9(12)	Agreement for Seventh Modification of Deeds of Trust and Other Loan Instruments dated as of October 6, 2004 by and between William Lyon Homes, Inc., a California corporation, as borrower, and Guaranty Bank, a federal savings bank organized and existing under the laws of the United States, as lender.
10.10(4)	Revolving Line of Credit Loan Agreement (Borrowing Base Loan) by and between California Bank & Trust, a California banking corporation, and William Lyon Homes, Inc., a California corporation, dated as of September 21, 2000.

Exhibit Number	Description
10.11(17)	Agreement to Modify Loan Agreement, Promissory Note and Deed of Trust, dated as of September 18, 2002, by and between William Lyon Homes, Inc., a California corporation, as borrower, and California Bank & Trust, a California banking corporation, as lender.
10.12(5)	Second Agreement to Modify Loan Agreement, Promissory Note and Deed of Trust, dated as of December 13, 2002, by and between William Lyon Homes, Inc., a California corporation, as borrower, and California Bank & Trust, a California banking corporation, as lender.
10.13(3)	Third Agreement to Modify Loan Agreement, Promissory Note and Deed of Trust, dated as of January 26, 2004, by and between William Lyon Homes, Inc., a California corporation, as borrower, and California Bank & Trust, a California banking corporation, as lender.
10.14(11)	Amended and Restated Revolving Line of Credit Loan Agreement dated September 16, 2004 by and between California Bank & Trust, a California banking corporation, and William Lyon Homes, Inc., a California corporation.
10.15(7)	Mortgage Warehouse Loan and Security Agreement dated as of June 1, 2003 between Duxford Financial, Inc., and Bayport Mortgage, L.P. as Borrower and First Tennessee Bank as Lender.
10.16(10)	Mortgage Warehouse Loan and Security Agreement dated as of June 1, 2004 between Duxford Financial, Inc., and Bayport Mortgage, L.P. as Borrower and First Tennessee Bank as Lender.
10.17(8)	Credit Agreement dated August 29, 2003 between Duxford Financial, Inc. and Bayport Mortgage, L.P. as Borrower and Guaranty Bank as Lender.
10.18(3)	Amendment No. 1 to Credit Agreement dated as of January 27, 2004 between Duxford Financial, Inc. and Bayport Mortgage, L.P. as Borrower and Guaranty Bank as Lender.
10.19(15)	First Amendment to Credit Agreement dated as of August 27, 2004 between Duxford Financial, Inc. and Bayport Mortgage, L.P. as Borrower and Guaranty Bank as Lender.
10.20(13)	Amendment No. 2 to Credit Agreement dated as of November 15, 2004 between Duxford Financial, Inc. and Bayport Mortgage, L.P. as Borrower and Guaranty Bank as Lender.
10.21(9)	Revolving Line of Credit Loan Agreement, dated as of March 11, 2003, by and among Moffett Meadows Partners, LLC, a Delaware limited liability company, as borrower, and California Bank & Trust, a California banking corporation, and the other financial institutions named therein, as lenders.
10.22(9)	Joinder Agreement to Reimbursement and Indemnity Agreement, entered into as of March 25, 2003, by William Lyon Homes, a Delaware corporation.
10.23(10)	Borrowing Base Revolving Line of Credit Agreement, dated as of June 28, 2004, by and between William Lyon Homes, Inc., a California corporation, and Bank One, NA, a national banking association.
10.24(15)	Modification Agreement, dated as of December 7, 2004, by and between William Lyon Homes, Inc., a California corporation, and JPMorgan Chase Bank, N.A. (successor by merger to Bank One, NA, a national banking association).
10.25(18)	Form of Indemnity Agreement, between William Lyon Homes, a Delaware corporation, and the directors and officers of William Lyon Homes.
10.26(18)	Property Management Agreement between Corporate Enterprises, Inc., a California corporation (Owner) and William Lyon Homes, Inc., a California corporation (Manager) dated and effective November 5, 1999.
10.27(18)	Warranty Service Agreement between Corporate Enterprises, Inc., a California corporation and William Lyon Homes, Inc., a California corporation dated and effective November 5, 1999.
10.28(4)	Option Agreement and Escrow Instructions between William Lyon Homes, Inc., a California corporation and Lathrop Investment, L.P., a California limited partnership, dated as of October 24, 2000.
10.29(19)	William Lyon Homes 2000 Stock Incentive Plan.
10.30(20)	Form of Stock Option Agreements.
10.31(20)	William Lyon Homes, Inc. 2000 Cash Bonus Plan.

Exhibit Number	Description
10.32(20)	Standard Industrial/Commercial Single-Tenant Lease – Net between William Lyon Homes, Inc. and a trust of which William H. Lyon is the sole beneficiary.
10.33(21)	William Lyon Homes Executive Deferred Compensation Plan effective as of February 11, 2002.
10.34(22)	William Lyon Homes Outside Directors Deferred Compensation Plan effective as of February 11, 2002.
10.35(5)	The Presley Companies Non-Qualified Retirement Plan for Outside Directors.
10.36(16)	William Lyon Homes 2004 Executive Deferred Compensation Plan.
10.37(16)	William Lyon Homes 2004 Outside Directors Deferred Compensation Plan.
10.38(3)	Underwriting Agreement dated as of March 12, 2003 among William Lyon Homes, Inc., the Guarantors (as defined therein), and UBS Warburg, LLC and Salomon Smith Barney Inc., as Underwriters.
10.39(3)	Purchase Agreement dated as of January 28, 2004 among William Lyon Homes, Inc., the Guarantors (as defined therein), and UBS Securities LLC, as Initial Purchaser.
10.40(3)	Registration Rights Agreement dated as of February 6, 2004 by and among William Lyon Homes, Inc., the Guarantors (as defined therein), and UBS Securities LLC, as Initial Purchaser.
10.41(13)	Purchase Agreement dated as of November 15, 2004 among William Lyon Homes, Inc., the Guarantors (as defined therein) and UBS Securities LLC, as Initial Purchaser.
10.42(14)	Registration Rights Agreement dated as of November 22, 2004 by and among William Lyon Homes, Inc., the Guarantors (as defined therein), and UBS Securities LLC, as Initial Purchaser.
12.1	Statement of computation of ratio of earnings to fixed charges.
21.1	List of Subsidiaries of William Lyon Homes, a Delaware corporation.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Current Report on Form 8-K of William Lyon Homes, a Delaware corporation (the “Company”) filed January 5, 2000 and incorporated herein by this reference.
(2)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-4, and amendments thereto (SEC Registration No. 333-88569), and incorporated herein by this reference.
(3)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.
(4)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 and incorporated herein by this reference
(5)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by this reference.
(6)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by this reference.
(7)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 and incorporated herein by this reference.
(8)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 and incorporated herein by this reference.
(9)	Previously filed as an exhibit to Amendment No. 3 to the Company’s Registration Statement on Form S-4 (File No. 333-114691) filed July 15, 2004 and incorporated herein by this reference.

(10)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by this reference.
(11)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed September 22, 2004 and incorporated herein by this reference.
(12)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed October 18, 2004 and incorporated herein by this reference.
(13)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed November 19, 2004 and incorporated herein by this reference.
(14)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed November 23, 2004 and incorporated herein by this reference.
(15)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (SEC Registration No. 333-121346) filed December 16, 2004 and incorporated herein by this reference.
(16)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed December 30, 2004 and incorporated herein by this reference.
(17)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 and incorporated herein by this reference.
(18)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by this reference.
(19)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-8 (SEC Registration No. 333-50232), and incorporated herein by this reference.
(20)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by this reference.
(21)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-8 (SEC Registration No. 333-82448), and incorporated herein by this reference.
(22)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by this reference.
(23)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 and incorporated herein by this reference.
(24)	Previously filed as an exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-4 (SEC Registration No. 333-121346) filed January 10, 2005 and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILLIAM LYON HOMES

March 11, 2005	By:	/s/ MICHAEL D. GRUBBS
Michael D. Grubbs
Senior Vice President,
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ WILLIAM LYON William Lyon	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	March 8, 2005

/s/ WADE H. CABLE Wade H. Cable	Director, President and Chief Operating Officer	March 8, 2005

/s/ JAMES E. DALTON James E. Dalton	Director	March 9, 2005

/s/ RICHARD E. FRANKEL Richard E. Frankel	Director	March 10, 2005

/s/ WILLIAM H. LYON William H. Lyon	Director	March 8, 2005

/s/ WILLIAM H. MCFARLAND William H. McFarland	Director	March 9, 2005

/s/ ALEX MERUELO Alex Meruelo	Director	March 10, 2005

/s/ MICHAEL L. MEYER Michael L. Meyer	Director	March 11, 2005

/s/ RANDOLPH W. WESTERFIELD Randolph W. Westerfield	Director	March 10, 2005

/s/ Michael D. Grubbs Michael D. Grubbs	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 8, 2005

/s/ W. DOUGLASS HARRIS W. Douglass Harris	Vice President and Corporate Controller (Principal Accounting Officer)	March 8, 2005

REQUIRED SCHEDULES

Schedules are omitted as the required information is not present, is not present in sufficient amounts, or is included in the Consolidated Financial Statements or Notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

William Lyon Homes

We have audited the accompanying consolidated balance sheets of William Lyon Homes as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of William Lyon Homes at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, as amended (“Interpretation No. 46”) effective January 31, 2003. During the years ended December 31, 2004 and 2003, the adoption of Interpretation No. 46 resulted in the Company consolidating the assets, liabilities and operations of variable interest entities in which the Company was determined to be the primary beneficiary.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of William Lyon Homes’ internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2005 expressed an unqualified opinion thereon.

/S/    ERNST & YOUNG LLP

Irvine, California

March 10, 2005

WILLIAM LYON HOMES

CONSOLIDATED BALANCE SHEETS

(in thousands except number of shares and par value per share)

	December 31,
	2004	2003
ASSETS
Cash and cash equivalents	$96,074	$24,137
Receivables — Note 3	39,302	46,211
Real estate inventories — Notes 2 and 4	1,059,173	698,047
Investments in and advances to unconsolidated joint ventures — Note 5	17,911	45,613
Property and equipment, less accumulated depreciation of 7,844 and $6,517 at December 31, 2004 and 2003, respectively	18,066	1,625
Deferred loan costs	13,982	9,041
Goodwill — Note 1	5,896	5,896
Other assets	24,158	19,036

	$1,274,562	$849,606

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$39,364	$35,697
Accrued expenses	150,774	92,636
Notes payable — Note 6	48,571	80,331
7 5/8% Senior Notes due December 15, 2012 — Note 6	150,000	—
10 3/4% Senior Notes due April 1, 2013 — Note 6	246,648	246,406
7 1/2% Senior Notes due February 15, 2014 — Note 6	150,000	—

	785,357	455,070

Minority interest in consolidated entities — Note 2	142,096	142,496

Commitments and contingencies — Note 10

Stockholders’ equity — Note 7
Common stock, par value $0.01 per share; 30,000,000 shares authorized; 8,616,236 and 9,787,440 shares issued and outstanding at December 31, 2004 and 2003, respectively; 1,275,000 shares issued and held in treasury at December 31, 2004	86	98
Additional paid-in capital	30,250	106,818
Retained earnings	316,773	145,124

	347,109	252,040

	$1,274,562	$849,606

See accompanying notes.

WILLIAM LYON HOMES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands except per common share amounts)

	Year Ended December 31,
	2004	2003	2002
Operating revenue
Home sales	$1,785,589	$866,657	$593,762
Lots, land and other sales	36,258	21,656	8,648
Management fees — Note 1	—	9,490	10,892

	1,821,847	897,803	613,302

Operating costs
Cost of sales — homes	(1,327,057)	(714,385)	(504,330)
Cost of sales — lots, land and other	(23,173)	(13,269)	(9,404)
Sales and marketing	(58,792)	(31,252)	(22,862)
General and administrative	(80,784)	(50,315)	(39,366)
Other	(2,105)	(1,834)	(2,284)

	(1,491,911)	(811,055)	(578,246)

Equity in (loss) income of unconsolidated joint ventures — Note 5	(699)	31,236	27,748

Minority equity in income of consolidated entities — Note 2	(49,661)	(429)	—

Operating income	279,576	117,555	62,804
Other income, net	5,572	6,397	4,977

Income before provision for income taxes	285,148	123,952	67,781
Provision for income taxes — Note 8	(113,499)	(51,815)	(18,270)

Net income	$171,649	$72,137	$49,511

Earnings per common share — Note 1
Basic	$17.69	$7.37	$4.85

Diluted	$17.55	$7.27	$4.73

See accompanying notes.

WILLIAM LYON HOMES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings
	Shares	Amount			Total

Balance — December 31, 2001	10,619	$106	$127,035	$23,476	$150,617
Issuance of common stock upon exercise of stock options — Note 7	128	1	1,117	—	1,118
Purchase and retirement of common stock — Note 7	(1,018)	(10)	(19,560)	—	(19,570)
Net income for the year	—	—	—	49,511	49,511

Balance — December 31, 2002	9,729	97	108,592	72,987	181,676
Issuance of common stock upon exercise of stock options and related income tax benefit — Notes 7 and 8	258	3	5,404	—	5,407
Purchase and retirement of common stock — Note 7	(200)	(2)	(7,178)	—	(7,180)
Net income for the year	—	—	—	72,137	72,137

Balance — December 31, 2003	9,787	98	106,818	145,124	252,040
Issuance of common stock upon exercise of stock options — Note 7	104	1	4,420	—	4,421
Purchase of common stock — Note 7	(1,275)	(13)	(80,988)	—	(81,001)
Net income for the year	—	—	—	171,649	171,649

Balance — December 31, 2004	8,616	$86	$30,250	$316,773	$347,109

See accompanying notes.

WILLIAM LYON HOMES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2004	2003	2002
Operating activities
Net income	$171,649	$72,137	$49,511
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,327	1,082	1,355
Equity in loss (income) of unconsolidated joint ventures	699	(31,236)	(27,748)
Minority equity in income of consolidated entities	49,661	429	—
Provision for income taxes	113,499	51,815	18,270
Net changes in operating assets and liabilities:
Receivables	9,168	(17,477)	(7,975)
Real estate inventories	(195,340)	(205,922)	(23,126)
Deferred loan costs	(1,004)	(7,700)	1,490
Other assets	(5,122)	(3,716)	(2,681)
Accounts payable	(2,612)	816	8,467
Accrued expenses	(54,632)	(20,269)	(5,580)

Net cash provided by (used in) operating activities	87,293	(160,041)	11,983

Investing activities
Investment in and advances to unconsolidated joint ventures	(9,427)	(8,493)	(26,475)
Distributions of income from unconsolidated joint ventures	—	37,501	24,621
Distributions of capital from unconsolidated joint ventures	10,126	22,019	18,453
Purchases of property and equipment	(17,768)	(576)	(1,315)

Net cash (used in) provided by investing activities	(17,069)	50,451	15,284

Financing activities
Proceeds from borrowings on notes payable	1,768,933	1,105,464	913,599
Principal payments on notes payable	(1,896,365)	(1,220,919)	(920,029)
Issuance of 7 5/8% Senior Notes	148,500	—	—
Issuance of 10 3/4% Senior Notes	—	246,233	—
Repayment of 12 1/2% Senior Notes	—	(70,279)	—
Issuance of 7 1/2% Senior Notes	147,563	—	—
Minority interest (distributions) contributions, net	(86,849)	61,420	(5,442)
Common stock issued for exercised options	932	2,294	1,118
Common stock purchased	(81,001)	(7,180)	(19,570)

Net cash provided by (used in) financing activities	1,713	117,033	(30,324)

Net increase (decrease) in cash and cash equivalents	71,937	7,443	(3,057)
Cash and cash equivalents — beginning of year	24,137	16,694	19,751

Cash and cash equivalents — end of year	$96,074	$24,137	$16,694

Supplemental disclosures of cash flow and non-cash activities
Issuance of notes payable for land acquisitions	$—	$21,534	$51,025

Issuance of note payable to secure land option agreement	$5,420	$—	$—

Investment in joint venture in connection with contribution of land to joint venture	$—	$—	$2,000

Income tax benefit credited to additional paid-in capital in connection with stock option exercises	$3,489	$3,113	$—

Consolidation of real estate inventories of previously unconsolidated joint ventures	$160,124	$—	$—

Consolidation of notes payable of previously unconsolidated joint ventures	$90,252	$—	$—

Consolidation of other net assets of previously unconsolidated joint ventures	$43,568	$—	$—

See accompanying notes.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies

Operations

William Lyon Homes, a Delaware corporation, and subsidiaries (the “Company”) are primarily engaged in designing, constructing and selling single family detached and attached homes in California, Arizona and Nevada.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and all majority-owned and controlled subsidiaries and joint ventures, and certain joint ventures and other entities which have been determined to be variable interest entities in which the Company is considered the primary beneficiary (see Note 2). Investments in joint ventures which have not been determined to be variable interest entities in which the Company is considered the primary beneficiary are accounted for using the equity method because the Company has a 50% or less voting or economic interest (and thus such joint ventures are not controlled by the Company). The accounting policies of the joint ventures are substantially the same as those of the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The Company evaluates performance and allocates resources primarily based on the operating income of individual home building projects. Operating income is defined by the Company as operating revenue less operating costs plus equity in (loss) income of unconsolidated joint ventures less minority equity in income of consolidated entities. Accordingly, operating income excludes certain expenses included in the determination of net income. Operating income from home building operations totaled $279.6 million, $117.6 million and $62.8 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Substantially all revenues are from external customers. There were no customers that contributed 10% or more of the Company’s total revenues during the years ended December 31, 2004, 2003 or 2002.

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

affect the Company’s warranty liability include the number of homes under warranty, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary. Changes in the Company’s warranty liability during the year ended December 31 are as follows (in thousands):

	December 31,
	2004	2003	2002

Warranty liability, beginning of year	$7,267	$4,287	$2,598
Warranty liability from consolidated entities as of January 1, 2004 — Note 2	1,664
Warranty provision during year	17,955	9,279	5,167
Warranty settlements during year	(12,578)	(6,299)	(3,478)

Warranty liability, end of year	$14,308	$7,267	$4,287

Interest incurred under the Revolving Credit Facilities, the 10 3/4% Senior Notes, the 7 1/2% Senior Notes, the 7 5/8% Senior Notes and other notes payable, as more fully discussed in Note 6, is capitalized to qualifying real estate projects under development. Any additional interest charges related to real estate projects not under development are expensed in the period incurred.

The Company accounts for its real estate inventories under Financial Accounting Standards Board Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“Statement No. 144”). Statement No. 144 requires impairment losses to be recorded on assets to be held and used by the Company when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of the assets. When an impairment loss is required for assets to be held and used by the Company, the related assets are adjusted to their estimated fair value.

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

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives ranging from three to fifteen years. Leasehold improvements are stated at cost and are amortized using the straight-line method over the shorter of either their estimated useful lives or term of the lease. As more fully discussed in Note 9, the Company acquired an aircraft which was placed in service effective as of September 1, 2004. The cost of the aircraft is being depreciated using the straight-line method over an estimated useful life of fifteen years.

Deferred Loan Costs

Deferred loan costs are amortized over the term of the applicable loans using a method which approximates the level yield interest method.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Goodwill

The amount paid for business acquisitions over the net fair value of assets acquired and liabilities assumed is reflected as goodwill and, until January 1, 2002 was being amortized on a straight-line basis over seven years. Accumulated amortization was $2,793,000 as of December 31, 2001. In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement No. 142”), effective for fiscal years beginning after December 15, 2001. Under this rule, goodwill is no longer amortized but is subject to impairment tests in accordance with Statement No. 142. The Company performed its first required annual impairment test of goodwill as of January 1, 2002 and determined that goodwill was not impaired. As of December 31, 2004, there have been no indicators of impairment related to the Company’s goodwill.

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

During the year ended December 31, 2001, the Company completed the sale and related leaseback of 56 model homes for a sales price of $16,216,000, of which $13,938,000 was paid in cash and $2,278,000 of which was paid in the form of a partial recourse note receivable. The sale was accounted for on the cost recovery method in accordance with Statement No. 66 and Statement No. 98, and as such deferred profits of $2,385,000 were recorded resulting in gross profits from the sale of $531,000. As of December 31, 2003, the partial recourse note receivable of $460,000 and related deferred profits of $460,000 were reflected in receivables and accrued expenses, respectively. During 2004, the remaining $460,000 receivable was collected and the remaining deferred profit of $460,000 was earned and recognized as income.

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For those instruments, as defined under Financial Accounting Standards Board Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments, for which it is practical to estimate fair value, management has determined that the carrying amounts of the Company’s financial instruments approximate their fair value at December 31, 2004, except for the 10 3/4% Senior Notes, 7 1/2% Senior Notes and 7 5/8% Senior Notes as described in Note 6.

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

Management Fees

Management fees represent fees earned from unconsolidated joint ventures in accordance with joint venture and/or operating agreements. Effective January 1, 2004, upon consolidation of certain joint ventures in connection with interpretation No. 46 (See Note 2), management fees are eliminated with the related cost of sales.

Basic and Diluted Earnings Per Common Share

Earnings per share amounts for all periods presented conform to Financial Accounting Standards Board Statement of Financial Accounting Standards No. 128, Earnings Per Share. Basic and diluted earnings per common share for the year ended December 31, 2004 are based on 9,701,386 and 9,777,810 shares of common stock outstanding, respectively. Basic and diluted earnings per common share for the year ended December 31, 2003 are based on 9,782,928 and 9,928,733 shares of common stock outstanding, respectively. Basic and diluted earnings per common share for the year ended December 31, 2002 are based on 10,203,497 and 10,474,868 shares of common stock outstanding, respectively.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock-Based Compensation

At December 31, 2004, the Company had stock plans, which are described more fully in Note 7. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per common share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“Statement No. 123”) to stock-based employee plans (in thousands, except per common share amounts):

	Year Ended December 31
	2004	2003	2002
Net income, as reported	$171,649	$72,137	$49,511
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(22)	(380)	(937)

Net income, as adjusted	$171,627	$71,757	$48,574

Earnings per common share:
Basic — as reported	$17.69	$7.37	$4.85

Basic — as adjusted	$17.69	$7.33	$4.76

Diluted — as reported	$17.55	$7.27	$4.73

Diluted — as adjusted	$17.55	$7.23	$4.64

Use of Estimates

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities as of December 31, 2004 and 2003 and revenues and expenses for each of the three years in the period ended December 31, 2004. Accordingly, actual results could differ from those estimates.

Impact of New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities, as amended (“Interpretation No. 46”) which addresses the consolidation of variable interest entities (“VIEs”). Interpretation No. 46 applied immediately to arrangements created after January 31, 2003 and, with respect to arrangements created before February 1, 2003, the interpretation was applied to the Company as of January 1, 2004. As of December 31, 2004, the Company is considered to be the primary beneficiary in certain joint ventures and one land banking arrangement, which have been determined to be variable interest entities. Accordingly, the assets, liabilities and operations of these joint ventures and one land banking arrangement have been consolidated with the Company’s financial statements as of December 31, 2004 and for the period then ended. The consolidation of the assets, liabilities and operations of any joint venture, option agreements or land banking arrangements has a corresponding effect on various of the Company’s financial ratios and other financial and operational indicators. See Note 2 for information regarding variable interest entities. See Notes 5 and 10 for additional information regarding joint venture and land banking arrangements.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Based on the provisions of Interpretation No. 46, the Company has concluded that under certain circumstances when the Company (i) enters into option agreements for the purchase of land or lots from an entity and pays a non-refundable deposit, (ii) enters into land banking arrangements (see Note 10) or (iii) enters into arrangements with a financial partner for the formation of joint ventures which engage in homebuilding and land development activities, a VIE may be created under condition (ii) (b) or (c) of the previous paragraph. The Company may be deemed to have provided subordinated financial support, which refers to variable interests that will absorb some or all of an entity’s expected losses if they occur. For each VIE created, the Company has computed expected losses and residual returns based on the probability of future cash flows as outlined in Interpretation No. 46. If the Company is determined to be the primary beneficiary of the VIE, the assets, liabilities and operations of the VIE are consolidated with the Company’s financial statements.

Based on the Company’s analysis of arrangements created after January 31, 2003, no VIEs have been created for the period from February 1, 2003 through December 31, 2003 with respect to option agreements as identified under clause (i) of the previous paragraph. At December 31, 2003, certain joint ventures and one land banking arrangement created after January 31, 2003 have been determined to be VIEs under Interpretation No. 46 in which the Company is considered the primary beneficiary. Accordingly, the assets, liabilities and operations of these joint ventures and one land banking arrangement have been consolidated with the Company’s financial statements as of December 31, 2003 and for the period then ended. Effective January 1, 2004, certain additional joint ventures and land banking arrangements created prior to February 1, 2003 have been determined to be VIEs under Interpretation No. 46 in which the Company is considered the primary beneficiary. Accordingly, the assets, liabilities and operations of all of these joint ventures and land banking arrangements have been consolidated with the Company’s financial statements as of January 1, 2004 and for the period ended December 31, 2004. Supplemental consolidating financial information of the Company, specifically including information for the joint ventures and land banking arrangements consolidated under Interpretation No. 46 and for two joint ventures which were previously consolidated (see Note 5), is presented below to allow investors to determine the nature of assets held and the operations of the consolidated entities. Investments in consolidated

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

entities in the separate financial statements of wholly-owned entities are presented below using the equity method of accounting. Consolidated real estate inventories include land deposits under option agreements or land banking arrangements (excluding the consolidated land banking arrangement as previously described in this paragraph) (see Note 10) of $38,023,000 and $37,293,000 at December 31, 2004 and 2003, respectively. As of December 31, 2004, the Company’s remaining total contractual obligations for land purchases and option commitments was approximately $754,563,000.

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

The land banking arrangement which has been determined to be a VIE and in which the Company was determined to be the primary beneficiary, was entered into effective on September 29, 2003. Under this arrangement, the Company transferred to an entity owned by a third party the Company’s right to purchase certain real estate assets (lots) from a joint venture whose financial statements have previously been consolidated with the Company’s financial statements (see Note 5). Concurrently, the Company entered into an option agreement with the entity owned by a third party whereby the Company agreed to acquire lots in staged takedowns through August 15, 2005. The Company made a non-refundable deposit of $14,418,000 and the entity owned by a third party made an equity contribution of $42,214,000 to purchase the lots from the joint venture for a total price of $56,632,000 (which included a $16,441,000 preferred return to the outside partner of the joint venture). The Company is under no obligation to purchase the lots, but would forfeit remaining deposits if the lots were not purchased. The Company does not have legal title to the entity owned by a third party and has not guaranteed its liabilities. The total purchase price under the option agreement is $60,848,550 plus a 10 1/4% preferred return on invested capital to the outside third party. The property consists of 128 single-family lots and 22 high-density lots on which the Company expects to construct 128 single-family homes on the single-family lots and 44 duplex condominium units on the high-density lots. The homes are expected to be constructed and sold in phases over a two-to-three year period with approximate base sales prices ranging from $805,000 to $1,090,000. As of December 31, 2004, 122 lots have been taken down and 71 homes have closed. The intercompany sales and related profits have been eliminated in consolidation.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET BY FORM OF OWNERSHIP

(in thousands)

	December 31, 2004
		Consolidated Entities
	Wholly- Owned	Variable Interest Entities Under Interpretation No. 46	Joint Ventures Previously Consolidated	Elimination Entries	Consolidated Total

ASSETS

Cash and cash equivalents	$64,399	$31,569	$106	$—	$96,074
Receivables	34,147	5,155	—	—	39,302
Real estate inventories	824,243	234,930	—	—	1,059,173
Investments in and advances to unconsolidated joint ventures	17,911	—	—	—	17,911
Investments in consolidated entities	77,397	—	—	(77,397)	—
Other assets	62,102	—	—	—	62,102
Intercompany receivables	—	—	4,426	(4,426)	—

	$1,080,199	$271,654	$4,532	$(81,823)	$1,274,562

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued expenses	$166,698	$18,913	$4,527	$—	$190,138
Notes payable	16,957	31,614	—	—	48,571
7 5/8% Senior Notes due December 15, 2012	150,000	—	—	—	150,000
10 3/4% Senior Notes due April 1, 2013	246,648	—	—	—	246,648
7 1/2% Senior Notes due February 15, 2014	150,000	—	—	—	150,000
Intercompany payables	2,787	1,639	—	(4,426)	—

Total liabilities	733,090	52,166	4,527	(4,426)	785,357
Minority interest in consolidated entities	—	—	—	142,096	142,096
Owners’ capital
William Lyon Homes	—	77,392	5	(77,397)	—
Others	—	142,096	—	(142,096)	—
Stockholders’ equity	347,109	—	—	—	347,109

	$1,080,199	$271,654	$4,532	$(81,823)	$1,274,562

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME BY FORM OF OWNERSHIP

(in thousands)

	Year Ended December 31, 2004
		Consolidated Entities
	Wholly- Owned	Variable Interest Entities Under Interpretation No. 46	Joint Ventures Previously Consolidated	Elimination Entries	Consolidated Total
Operating revenue
Sales	$1,282,535	$539,312	$33,655	$(33,655)	$1,821,847
Management fees	16,188	—	—	(16,188)	—

	1,298,723	539,312	33,655	(49,843)	1,821,847

Operating costs
Cost of sales	(964,398)	(402,020)	(33,655)	49,843	(1,350,230)
Sales and marketing	(41,381)	(17,411)	—	—	(58,792)
General and administrative	(80,784)	—	—	—	(80,784)
Other	(2,105)	—	—	—	(2,105)

	(1,088,668)	(419,431)	(33,655)	49,843	(1,491,911)

Equity in income of unconsolidated joint ventures	(699)	—	—	—	(699)

Equity in income of consolidated entities	70,394	—	—	(70,394)	—

Minority equity in income of consolidated entities	—	—	—	(49,661)	(49,661)

Operating income	279,750	119,881	—	(120,055)	279,576
Other income, net	5,398	174	—	—	5,572

Income before provision for income taxes	285,148	120,055	—	(120,055)	285,148
Provision for income taxes	(113,499)	—	—	—	(113,499)

Net income	$171,649	$120,055	$—	$(120,055)	$171,649

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3 — Receivables

Receivables consist of the following (in thousands):

	December 31,
	2004	2003
Notes receivable:
First trust deed mortgage notes receivable, pledged as collateral for revolving mortgage warehouse credit facility	$9,305	$20,498
Notes receivable from land sale	5,343	—
Notes receivable from sale and related leaseback of 56 model homes which is accounted for on the cost recovery method (Note 1)	—	471

	14,648	20,969
Receivables from affiliates for management fees, cost reimbursements and other	—	115
Other receivables — primarily escrow proceeds	24,654	25,127

	$39,302	$46,211

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4 — Real Estate Inventories

Real estate inventories consist of the following (in thousands):

	December 31, 2004
Division	Deposits	Land	Construction in Progress	Completed Inventory, Including Models and Completed Lots Held for Sale	Total
Southern California	$4,411	$158,393	$135,115	$36,178	$334,097
San Diego	22,604	119,361	76,900	7,280	226,145
Northern California	1,656	107,566	143,687	17,375	270,284
Arizona	9,352	64,156	35,770	5,675	114,953
Nevada	—	66,049	37,053	10,592	113,694

	$38,023	$515,525	$428,525	$77,100	$1,059,173

	December 31, 2003
Division	Deposits	Land	Construction in Progress	Completed Inventory, Including Models and Completed Lots Held for Sale	Total
Southern California	$13,033	$54,532	$119,518	$5,230	$192,313
San Diego	10,338	33,476	90,327	7,718	141,859
Northern California	7,086	16,882	191,248	16,824	232,040
Arizona	6,386	28,298	24,930	1,894	61,508
Nevada	450	28,879	40,828	170	70,327

	$37,293	$162,067	$466,851	$31,836	$698,047

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5 — Investments in and Advances to Unconsolidated Joint Ventures

The Company and certain of its subsidiaries are general partners or members in joint ventures involved in the development and sale of residential projects. The consolidated financial statements of the Company include the accounts of the Company, all majority-owned and controlled subsidiaries and certain joint ventures which have been determined to be variable interest entities in which the Company is considered the primary beneficiary (see Note 2). The financial statements of joint ventures which have not been determined to be variable interest entities in which the Company is considered the primary beneficiary are not consolidated with the Company’s financial statements. The Company’s investments in unconsolidated joint ventures are accounted for using the equity method because the Company has a 50% or less voting or economic interest (and thus such joint ventures are not controlled by the Company). Condensed combined financial information of these unconsolidated joint ventures as of December 31, 2004 and 2003, and for each of the three years in the period ended December 31, 2004 are summarized as follows:

CONDENSED COMBINED BALANCE SHEETS

(In thousands)

	December 31,
	2004	2003
ASSETS
Cash and cash equivalents	$1,132	$4,973
Receivables	948	2,339
Real estate inventories	38,193	187,048
Investment in unconsolidated joint venture	25,799	22,804
Property and equipment	165	—

	$66,237	$217,164

LIABILITIES AND OWNERS’ CAPITAL
Accounts payable	$2,313	$6,408
Accrued expenses	—	2,645
Amounts payable to William Lyon Homes	—	115
Notes payable	28,580	111,273
Advances from William Lyon Homes	413	2,668

	31,306	123,109

Owners’ Capital
William Lyon Homes	17,498	42,945
Others	17,433	51,110

	34,931	94,055

	$66,237	$217,164

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED COMBINED STATEMENTS OF INCOME

(In thousands)

	Year Ended December 31,
	2004	2003	2002
Operating revenue
Home sales	$—	$317,109	$362,697
Land sale	—	8,440	17,079

	—	325,549	379,776
Operating costs
Cost of sales — homes	—	(248,252)	(298,838)
Cost of sales — land	—	(8,132)	(13,542)
Sales and marketing	—	(9,431)	(10,814)
General, administrative & other	(1,399)	—	—

Operating (loss) income	(1,399)	59,734	56,582
Other (loss) income, net	—	(1,327)	83

Net (loss) income	$(1,399)	$58,407	$56,665

Allocation to owners
William Lyon Homes	$(699)	$31,236	$27,748
Others	(700)	27,171	28,917

	$(1,399)	$58,407	$56,665

Income allocations and cash distributions to the Company are based on predetermined formulas between the Company and the joint venture partners as specified in the applicable partnership or operating agreements. The Company generally receives, after partners’ priority returns and return of partners’ capital, approximately 50% of the profits and cash flows from joint ventures.

Certain joint ventures have obtained financing from construction lenders which amounted to $28,580,000 at December 31, 2004. As common practice required by commercial lenders, all of the joint ventures that have obtained financing are obligated to repay loans to a level such that they do not exceed certain required loan-to-value or loan-to-cost ratios. Each lender has the right to test the ratios by appraising the property securing the loan at the time. Either a decrease in the value of the property securing the loan or an increase in the construction costs could trigger this pay down obligation. The term of the obligation corresponds with the term of the loan and is limited to the outstanding loan balance.

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

During the year ended December 31, 2002, one of the Company’s joint ventures (“Existing Venture”) was restructured such that the Company was required to purchase the 538 lots owned by the Existing Venture on a specified takedown basis through October 15, 2003 at a purchase price equal to the future cost of such lots including a 20% preferred return on invested capital to the outside partner of the Existing Venture. During the

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

year ended December 31, 2002, the first 242 lots were purchased from the Existing Venture for $64,468,000, which includes a $12,493,000 preferred return to the outside partner of the Existing Venture. The 242 lots were purchased by a newly formed joint venture (“New Venture”) between the Company and an outside partner. The Company was required to and did purchase the 242 lots owned by the New Venture on a specified takedown basis through May 15, 2004 at a purchase price equal to $74,210,000 plus a 13 1/2% preferred return on invested capital to the outside partner of the New Venture. Because the Company is required to purchase the lots owned by both the Existing Venture and the New Venture, and the Company now controls both ventures, the financial statements of both ventures have been consolidated with the Company’s financial statements as of December 31, 2003, including real estate inventories of $28,095,000 and minority interest in consolidated joint ventures of $22,632,000. During the year ended December 31, 2002, an additional 44 lots were purchased from the Existing Venture for $19,765,000, which included a $3,953,000 preferred return to the outside partner of the Existing Venture. The 44 lots were purchased through a land banking arrangement (see Note 10 for additional information regarding the Company’s land banking arrangements). During the year ended December 31, 2003, an additional 219 lots were purchased from the Existing Venture for $74,896,000, which included a $21,743,000 preferred return to the outside partner of the Existing Venture. These purchases included (1) 172 lots which were purchased from the Existing Venture under a land banking arrangement (see Note 2) for $56,632,000, which included a $16,441,000 preferred return to the outside partner of the Existing Venture and (2) 47 lots which were purchased by the New Venture from the Existing Venture for $18,264,000, which included a $5,302,000 preferred return to the outside partner of the Existing Venture. During the year ended December 31, 2002, the Company purchased 15 lots from the New Venture for $5,135,000, all of which was paid to the outside partner as a return of capital. During the year ended December 31, 2003, the Company purchased 175 lots from the New Venture for $54,543,000, all of which was paid to the outside partner as a return of capital. During the year ended December 31, 2004, the Company purchased 99 lots from the New Venture for $34,281,000. The intercompany sales and related profits have been eliminated in consolidation.

During the year ended December 31, 2003, the Company’s wholly-owned subsidiary William Lyon Homes Inc., a California corporation, (“California Lyon”), and two unaffiliated parties formed a series of limited liability companies (“Development LLCs”) for the purpose of acquiring three parcels of land totaling 236 acres in Irvine and Tustin, California (formerly part of the Tustin Marine Corps Air Station) and developing the land into 1,910 residential homesites. The development process is anticipated to be completed by late 2005 at which time California Lyon will be required under certain specific conditions to purchase approximately one half in value of the lots. California Lyon has a 12 1/2% indirect, minority interest in the Development LLCs, which are the borrowers under two secured lines of credit. Advances under the lines of credit are to be used to pay acquisition and development costs and expenses. The lines of credit are secured by deeds of trust on the real property and improvements thereon owned by the applicable Development LLC, as well as pledges of all net sale proceeds, related contracts and other ancillary property. The maximum commitment amounts under the lines of credit are limited by specified agreed loan-to-value ratios. The maximum commitment amount under the line of credit that closed in January 2003 (“First Line of Credit”) is $35,000,000. Subject to specified terms and conditions, California Lyon and the other direct and indirect members of the Development LLC that is the borrower under the First Line of Credit, including certain affiliates of such other members, each (i) have guaranteed to the bank the repayment of the Development LLC’s indebtedness under the First Line of Credit, completion of certain infrastructure improvements to the land, payment of necessary loan remargining obligations, and the Development LLC’s performance under its environmental indemnity and covenants, and (ii) have agreed to take all actions and pay all amounts to assure that the Development LLC is in compliance with financial covenants. The First Line of Credit matures in July 2005. The maximum commitment amount under the line of credit that closed in March 2003 (“Second Line of Credit”) is $105,000,000. The Second Line of Credit matures in September 2005. Although the guarantee obligations of the other direct and indirect members of the Development LLC that is the borrower under the Second Line of Credit, and certain of their affiliates, are similar

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

in nature to those under the First Line of Credit, California Lyon does not have any such guarantee obligations to the banks under the Second Line of Credit. However, California Lyon has posted letters of credit equal to approximately $24,600,000 to secure its obligations as well as the Development LLCs’ obligations to the banks under both lines of credit. Further, California Lyon and the other direct and indirect members of the Development LLCs, including certain affiliates of such other members, have entered into reimbursement and indemnity agreements to allocate any liability arising from each line of credit, including the related guarantees and letters of credit. California Lyon’s parent company, William Lyon Homes, a Delaware corporation (“Delaware Lyon”) has entered into joinder agreements to be jointly and severally liable for California Lyon’s obligations under the reimbursement and indemnity agreements. While the reimbursement and indemnity agreements provide that liability is generally allocated in accordance with the members’ percentage interests in the Development LLCs’ distributions, Delaware Lyon and California Lyon may be liable for the full amount of the obligations guaranteed to the banks under either or both of the lines of credit in certain specified circumstances, such as those involving the default, willful misconduct or gross negligence of California Lyon. As of December 31, 2004, the outstanding indebtedness under the First Line of Credit was $35,000,000 and the outstanding indebtedness under the Second Line of Credit was $105,000,000.

The Company is a member in an unconsolidated joint venture limited liability company formed for the purpose of acquiring and developing land in Nevada. At December 31, 2004, the unconsolidated joint venture had outstanding land acquisition and development debt of $28,580,000, of which the Company guaranteed $14,300,000.

Note 6 — Notes Payable and Senior Notes

Notes payable and Senior Notes consist of the following (in thousands):

	December 31,
	2004	2003
Notes payable:
Revolving credit facilities	$7,652	$49,175
Construction notes payable	31,614	21,534
Collateralized mortgage obligations under revolving mortgage warehouse credit facilities, secured by first trust deed mortgage notes receivable	9,305	9,622

	48,571	80,331
Senior Notes:
7 5/8% Senior Notes due December 15, 2012	150,000	—
10 3/4% Senior Notes due April 1, 2013	246,648	246,406
7 1/2% Senior Notes due February 15, 2014	150,000	—

	546,648	246,406

	$595,219	$326,737

During the years ended December 31, 2004, 2003 and 2002, the Company incurred and capitalized interest relating to the above debt of $59,024,000, $47,188,000 and $26,783,000, respectively.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Maturities of the notes payable, 7 5/8% Senior Notes due December 15, 2012 10 3/4% Senior Notes due April 1, 2013 and the 7 1/2% Senior Notes due February 15, 2014 are as follows as of December 31, 2004:

Year Ended December 31,	(in thousands)
2005	$40,955
2006	30
2007	4,674
2008	2,912
2009	—
Thereafter	546,648

$595,219

7 5/8% Senior Notes

On November 22, 2004, the Company’s 100% owned subsidiary, William Lyon Homes, Inc., a California corporation, (“California Lyon”) closed its offering of $150,000,000 principal amount of 7 5/8% Senior Notes due 2012 (the “7 5/8% Senior Notes”). The notes were sold pursuant to Rule 144A. The notes were issued at par, resulting in net proceeds to the Company of approximately $148,500,000. California Lyon agreed to file a registration statement with the Securities and Exchange Commission relating to an offer to exchange the notes for publicly tradeable notes having substantially identical terms. On January 12, 2005, the Securities and Exchange Commission declared the registration statement effective and California Lyon commenced an offer to exchange any and all of its outstanding $150,000,000 aggregate principal amount of 7 5/8% Senior Notes due 2012, which are not registered under the Securities Act of 1933, for a like amount of its new 7 5/8% Senior Notes due 2012, which are registered under the Securities Act of 1933, upon the terms and subject to the conditions set forth in the prospectus dated January 12, 2005. The exchange offer was completed for $146,500,000 principal amount of the 7 5/8% Senior Notes on February 18, 2005. The remaining $3,500,000 principal amount of the old notes remains outstanding. The terms of the new notes are identical in all material respects to those of the old notes, except for certain transfer restrictions, registration rights and liquidated damages provisions relating to the old notes.

The 7 5/8% Senior Notes due December 15, 2012 are senior unsecured obligations of California Lyon and are unconditionally guaranteed on a senior unsecured basis by William Lyon Homes, a Delaware corporation (“Delaware Lyon”), which is the parent company of California Lyon, and all of Delaware Lyon’s existing and certain of its future restricted subsidiaries. The notes and the guarantees rank senior to all of the Company’s and the guarantors’ debt that is expressly subordinated to the notes and the guarantees, but are effectively subordinated to all of the Company’s and the guarantors’ senior secured indebtedness to the extent of the value of the assets securing that indebtedness. Interest on the 7 5/8% Senior Notes is payable semi-annually on December 15 and June 15 of each year.

Except as set forth in the Indenture governing the 7 5/8% Senior Notes (“7 5/8% Senior Notes Indenture”), the 7 5/8% Senior Notes are not redeemable prior to December 15, 2008. Thereafter, the 7 5/8% Senior Notes will be redeemable at the option of California Lyon, in whole or in part, at a redemption price equal to 100% of the principal amount plus a premium declining ratably to par, plus accrued and unpaid interest, if any. In addition, on or before December 15, 2007, California Lyon may redeem up to 35% of the aggregate principal amount of the notes with the proceeds of qualified equity offerings at a redemption price equal to 107.625% of the principal amount, plus accrued and unpaid interest, if any.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Upon a change of control as described in the 7 5/8% Senior Notes Indenture, California Lyon may be required to offer to purchase the notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest, if any.

If the Company’s consolidated tangible net worth falls below $75,000,000 for any two consecutive fiscal quarters, California Lyon may be required to make an offer to purchase up to 10% of the notes originally issued at a purchase price equal to 100% of the principal amount, plus accrued and unpaid interest, if any.

California Lyon is 100% owned by Delaware Lyon. Each subsidiary guarantor is 100% owned by California Lyon or Delaware Lyon. All guarantees are full and unconditional and all guarantees are joint and several. There are no significant restrictions on the ability of Delaware Lyon or any guarantor to obtain funds from subsidiaries by dividend or loan.

The 7 5/8% Senior Notes Indenture contains covenants that limit the ability of Delaware Lyon and its restricted subsidiaries to, among other things: (i) incur additional indebtedness; (ii) pay dividends or make other distributions or repurchase its stock; (iii) make investments; (iv) sell assets; (v) incur liens; (vi) enter into agreements restricting the ability of Delaware Lyon’s restricted subsidiaries (other than California Lyon) to pay dividends; (vii) enter into transactions with affiliates; and (viii) consolidate, merge or sell all or substantially all of Delaware Lyon’s and California Lyon’s assets. These covenants are subject to a number of important exceptions and qualifications as described in the 7 5/8% Senior Notes Indenture.

The foregoing summary is not a complete description of the 7 5/8% Senior Notes and is qualified in its entirety by reference to the 7 5/8% Senior Notes Indenture.

The net proceeds of the offering were used to repay $68,000,000 of the outstanding balance on the revolving credit facilities (including amounts drawn and provided to the Company to fund a common stock repurchase), fees and commissions related to the offering and for other general corporate purposes.

As of December 31, 2004, the outstanding 7 5/8% Senior Notes with a face value of $150,000,000 had a fair value of approximately $146,438,000 based on quotes from industry sources.

10 3/4% Senior Notes

California Lyon filed a Registration Statement on Form S-3 with the Securities and Exchange Commission for the sale of $250,000,000 of Senior Notes due 2013 (the “10 3/4% Senior Notes”) which became effective on March 12, 2003. The offering closed on March 17, 2003 and was fully subscribed and issued. The notes were issued at a price of 98.493% to the public, resulting in net proceeds to the Company of approximately $246,233,000. The purchase price reflected a discount to yield 11% under the effective interest method and the notes have been reflected net of the unamortized discount in the accompanying consolidated balance sheet.

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

$246,233

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2004, the outstanding 10 3/4% Senior Notes with a face value of $246,648,000 had a fair value of approximately $280,938,000, based on quotes from industry sources.

7 1/2% Senior Notes

On February 6, 2004, California Lyon closed its offering of $150,000,000 principal amount of 7 1/2% Senior Notes due 2014 (the “7 1/2% Senior Notes”). The notes were sold pursuant to Rule 144A and outside the United States to non-U.S. persons in reliance on Regulation S. The notes were issued at par, resulting in net proceeds to the Company of approximately $147,600,000. California Lyon agreed to file a registration statement with the Securities and Exchange Commission relating to an offer to exchange the notes for publicly tradeable notes having substantially identical terms. On July 16, 2004, the Securities and Exchange Commission declared the registration statement effective and California Lyon commenced an offer to exchange any and all of its outstanding $150,000,000 aggregate principal amount of 7 1/2% Senior Notes due 2014, which are not registered under the Securities Act of 1933, for a like amount of its new 7 1/2% Senior Notes due 2014, which are registered under the Securities Act of 1933, upon the terms and subject to the conditions set forth in the prospectus dated July 16, 2004. The exchange offer was completed for the full principal amount of the 7 1/2% Senior Notes on August 17, 2004. The terms of the new notes are identical in all material respects to those of the old notes, except for certain transfer restrictions, registration rights and liquidated damages provisions relating to the old notes. The new notes have been listed on the New York Stock Exchange.

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

As of December 31, 2004, the outstanding 7 1/2% Senior Notes with a face value of $150,000,000 had a fair value of approximately $144,000,000 based on quotes from industry sources.

Supplemental consolidating financial information of the Company, specifically including information for California Lyon, the issuer of the 10 3/4% Senior Notes, the 7 1/2% Senior Notes and the 7 5/8% Senior Notes, and Delaware Lyon and the guarantor subsidiaries is presented below. Investments in subsidiaries are presented using the equity method of accounting. Separate financial statements of California Lyon and the guarantor subsidiaries are not provided, as the consolidating financial information contained herein provides a more meaningful disclosure to allow investors to determine the nature of assets held and the operations of the combined groups.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

CONSOLIDATING BALANCE SHEET

December 31, 2004

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company

ASSETS
Cash and cash equivalents	$—	$57,420	$6,170	$32,484	$—	$96,074
Receivables	—	22,458	11,361	5,483	—	39,302
Real estate inventories	—	834,469	1,767	222,937	—	1,059,173
Investments in and advances to unconsolidated joint ventures	—	17,911	—	—	—	17,911
Property and equipment, net	—	1,093	16,973	—	—	18,066
Deferred loan costs	—	13,982	—	—	—	13,982
Goodwill	—	5,896	—	—	—	5,896
Other assets	—	22,656	1,502	—	—	24,158
Investments in subsidiaries	347,109	77,303	11,390	—	(435,802)	—
Intercompany receivables	—	1,867	89,870	—	(91,737)	—

	$347,109	$1,055,055	$139,033	$260,904	$(527,539)	$1,274,562

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$—	$29,146	$380	$9,838	$—	$39,364
Accrued expenses	—	137,199	3,971	9,604	—	150,774
Notes payable	—	13,072	9,305	26,194	—	48,571
7 5/8% Senior Notes	—	150,000	—	—	—	150,000
10 3/4% Senior Notes	—	246,648	—	—	—	246,648
7 1/2% Senior Notes	—	150,000	—	—	—	150,000
Intercompany payables	—	88,538	1,867	1,332	(91,737)	—

Total liabilities		814,603	15,523	46,968	(91,737)	785,357
Minority interest in consolidated entities	—	—	—	—	142,096	142,096
Stockholders’ equity	347,109	240,452	123,510	213,936	(577,898)	347,109

	$347,109	$1,055,055	$139,033	$260,904	$(527,539)	$1,274,562

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING BALANCE SHEET

December 31, 2003

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company

ASSETS
Cash and cash equivalents	$—	$13,684	$4,207	$6,246	$—	$24,137
Receivables	—	22,215	21,213	2,783	—	46,211
Real estate inventories	—	538,910	1,094	158,043	—	698,047
Investments in and advances to unconsolidated joint ventures	—	45,613	—	—	—	45,613
Property and equipment, net	—	800	825	—	—	1,625
Deferred loan costs	—	9,041	—	—	—	9,041
Goodwill	—	5,896	—	—	—	5,896
Other assets	—	17,866	1,170	—	—	19,036
Investments in subsidiaries	252,040	38,554	—	—	(290,594)	—
Intercompany receivables	—	1,190	69,830	—	(71,020)	—

	$252,040	$693,769	$98,339	$167,072	$(361,614)	$849,606

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$—	$30,635	$421	$4,641	$—	$35,697
Accrued expenses	—	87,779	3,909	948	—	92,636
Notes payable	—	49,176	9,621	21,534	—	80,331
10 3/4% Senior Notes	—	246,406	—	—	—	246,406
Intercompany payables	—	69,830	1,190	—	(71,020)	—

Total liabilities	—	483,826	15,141	27,123	(71,020)	455,070
Minority interest in consolidated entities	—	—	—	—	142,496	142,496
Stockholders’ equity	252,040	209,943	83,198	139,949	(433,090)	252,040

	$252,040	$693,769	$98,339	$167,072	$(361,614)	$849,606

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING STATEMENT OF INCOME

Year Ended December 31, 2004

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$1,219,155	$97,035	$539,312	$(33,655)	$1,821,847
Management fees	—	16,188	—	—	(16,188)	—

	—	1,235,343	97,035	539,312	(49,843)	1,821,847

Operating costs
Cost of sales	—	(933,472)	(64,581)	(402,020)	49,843	(1,350,230)
Sales and marketing	—	(36,850)	(4,531)	(17,411)	—	(58,792)
General and administrative	—	(80,570)	(214)	—	—	(80,784)
Other	—	—	(2,105)	—	—	(2,105)

	—	(1,050,892)	(71,431)	(419,431)	49,843	(1,491,911)

Equity in loss of unconsolidated joint ventures	—	(352)	(347)	—	—	(699)

Income from subsidiaries	171,649	90,478	6,048	—	(268,175)	—

Minority equity in income of consolidated joint ventures	—	—	—	—	(49,661)	(49,661)

Operating income	171,649	274,577	31,305	119,881	(317,836)	279,576
Other income, net	—	270	3,497	1,805	—	5,572

Income before provision for income taxes	171,649	274,847	34,802	121,686	(317,836)	285,148
Provision for income taxes	—	(112,919)	—	(580)	—	(113,499)

Net income	$171,649	$161,928	$34,802	$121,106	$(317,836)	$171,649

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING STATEMENT OF INCOME

Year Ended December 31, 2003

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$811,342	$67,772	$138,638	$(129,439)	$888,313
Management fees	—	9,490	—	—	—	9,490

	—	820,832	67,772	138,638	(129,439)	897,803

Operating costs
Cost of sales	—	(659,473)	(60,277)	(115,600)	107,696	(727,654)
Sales and marketing	—	(26,856)	(3,052)	(1,344)	—	(31,252)
General and administrative	—	(50,105)	(210)	—	—	(50,315)
Other	—	—	(1,834)	—	—	(1,834)

	—	(736,434)	(65,373)	(116,944)	107,696	(811,055)

Equity in income of unconsolidated joint ventures	—	31,236	—	—	—	31,236

Income from subsidiaries	72,137	2,604	—	—	(74,741)	—

Minority equity in income of consolidated joint ventures	—	—	—	(22,172)	21,743	(429)

Operating income	72,137	118,238	2,399	(478)	(74,741)	117,555
Other income, net	—	1,041	4,358	998	—	6,397

Income before provision for income taxes	72,137	119,279	6,757	520	(74,741)	123,952
Provision for income taxes	—	(51,475)	—	(340)	—	(51,815)

Net income	$72,137	$67,804	$6,757	$180	$(74,741)	$72,137

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2004

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company

Operating activities:
Net income	$171,649	$161,928	$34,802	$121,106	$(317,836)	$171,649
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	444	883	—	—	1,327
Equity in loss of unconsolidated joint ventures	—	352	347	—	—	699
Equity in earnings of subsidiaries	(171,649)	(90,478)	(6,048)	—	268,175	—
Minority equity in income of consolidated entities	—	—	—	—	49,661	49,661
Provision for income taxes	—	112,919	—	580	—	113,499
Net changes in operating assets and liabilities:
Receivables	—	(243)	9,852	(441)	—	9,168
Intercompany receivables/payables	—	—	(20,040)	1,332	18,708	—
Real estate inventories	—	(289,897)	(673)	95,230	—	(195,340)
Deferred loan costs	—	(1,004)	—	—	—	(1,004)
Other assets	—	(4,790)	(332)	—	—	(5,122)
Accounts payable	—	(1,489)	(41)	(1,082)	—	(2,612)
Accrued expenses	—	(60,010)	62	5,316	—	(54,632)

Net cash (used in) provided by operating activities	—	(172,268)	18,812	222,041	18,708	87,293

Investing activities:
Net change in investments in and advances to unconsolidated joint ventures	—	1,046	(347)	—	—	699
Purchases of property and equipment	—	(737)	(17,031)	—	—	(17,768)
Investment in subsidiaries	—	51,729	(5,342)	—	(46,387)	—
Advances from (to) affiliates	80,069	(32,304)	—	(26,304)	(21,461)	—

Net cash provided by (used in) investing activities	80,069	19,734	(22,720)	(26,304)	(67,848)	(17,069)

Financing activities:
Proceeds from borrowings on notes payable	—	1,339,500	429,433	—	—	1,768,933
Principal payments on notes payable	—	(1,381,024)	(429,749)	(85,592)	—	(1,896,365)
Issuance of 7 5/8% Senior Notes	—	148,500	—	—	—	148,500
Issuance of 7 1/2% Senior Notes	—	147,563	—	—	—	147,563
Minority interest (distributions) contributions, net	—	(58,269)	—	(28,580)	—	(86,849)
Common stock issued for exercised options	932	—	—	—	—	932
Common stock purchased	(81,001)	—	—	—	—	(81,001)
Advances from (to) affiliates	—	—	6,187	(55,327)	49,140	—

Net cash (used in) provided by financing activities	(80,069)	196,270	5,871	(169,499)	49,140	1,713

Net increase in cash and cash equivalents	—	43,736	1,963	26,238	—	71,937
Cash and cash equivalents at beginning of year	—	13,684	4,207	6,246	—	24,137

Cash and cash equivalents at end of year	$—	$57,420	$6,170	$32,484	$—	$96,074

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2003

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company

Operating activities:
Net income	$72,137	$67,804	$6,757	$180	$(74,741)	$72,137
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	668	414	—	—	1,082
Equity in income of unconsolidated joint ventures	—	(31,236)	—	—	—	(31,236)
Equity in earnings of subsidiaries	(72,137)	(2,604)	—	—	74,741	—
Minority equity in income of consolidated joint ventures	—	—	—	22,172	(21,743)	429
Provision for income taxes	—	51,475	—	340	—	51,815
Net changes in operating assets and liabilities:
Receivables	—	(13,558)	(1,272)	(2,647)	—	(17,477)
Intercompany receivables/payables	(586)	586	7,457	—	(7,457)	—
Real estate inventories	—	(171,261)	—	(34,661)	—	(205,922)
Deferred loan costs	586	(8,286)	—	—	—	(7,700)
Other assets	—	(2,672)	(1,044)	—	—	(3,716)
Accounts payable	—	2,272	(1,153)	(303)	—	816
Accrued expenses	—	(19,603)	(1,098)	432	—	(20,269)

Net cash (used in) provided by operating activities	—	(126,415)	10,061	(14,487)	(29,200)	(160,041)

Investing activities:
Net change in investments in and advances to unconsolidated joint ventures	—	50,163	864	—	—	51,027
Purchases of property and equipment	—	(291)	(285)	—	—	(576)
Investment in subsidiaries	—	47,883	—	—	(47,883)	—
Advances from (to) affiliates	75,165	(149,148)	—	—	73,983	—

Net cash provided by (used in) investing activities	75,165	(51,393)	579	—	26,100	50,451

Financing activities:
Proceeds from borrowings on notes payable	—	726,146	379,318	—	—	1,105,464
Principal payments on notes payable	—	(833,083)	(387,836)	—	—	(1,220,919)
Repayment of 12 1/2% Senior Notes	(70,279)	—	—	—	—	(70,279)
Issuance of 10 3/4% Senior Notes	—	246,233	—	—	—	246,233
Common stock issued for exercised options	2,294	—	—	—	—	2,294
Common stock purchased	(7,180)	—	—	—	—	(7,180)
Minority interest distributions, net	—	40,672	—	20,748	—	61,420
Advances from affiliates	—	—	14	(3,114)	3,100	—

Net cash (used in) provided by financing activities	(75,165)	179,968	(8,504)	17,634	3,100	117,033

Net increase in cash and cash equivalents	—	2,160	2,136	3,147	—	7,443
Cash and cash equivalents at beginning of year	—	11,524	2,071	3,099	—	16,694

Cash and cash equivalents at end of year	$—	$13,684	$4,207	$6,246	$—	$24,137

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revolving Credit Facilities

As of December 31, 2004, the Company has four revolving credit facilities which have an aggregate maximum loan commitment of $395,000,000 and mature at various dates through 2008. A $125,000,000 revolving line of credit “expires” in October 2005. After that date, the Company may borrow amounts, subject to applicable borrowing base and concentration limitations, under this facility solely to complete the construction of residences begun prior to such date in approved projects funded by disbursements under this facility. The final maturity date is the earlier of the date upon which the last residence, the construction of which was financed with proceeds of this loan, is sold or the date upon which such last residence is excluded from the borrowing base by the passage of time under this facility. However, as in the past, the Company expects the maturity to be extended by the lender at each maturity date for an additional year. A $150,000,000 revolving line of credit finally matures in September 2008, although after September 2006, advances under this facility may only be made to complete projects approved on or before such date. The maximum commitment of $150,000,000 under this facility is reduced by the aggregate amount of loan commitments under separate project loans issued by the lender or its affiliates to the Company or its affiliates with respect to projects that are not cross-collateralized with the collateral under this credit facility. A $50,000,000 bank revolving line of credit initially “matures” in September 2006. After that date: a) the maximum commitment under this facility reduces at a rate of $12,500,000 per quarter beginning with the quarter ending December 31, 2006, with a final maturity date of September 2007, and b) advances may only be used to complete previously approved projects subject to the borrowing base as of the initial maturity date. A $70,000,000 revolving line of credit became effective in June 2004, which matures in June 2007.

Availability under each credit facility is subject not only to the maximum amount committed under the respective facility, but also to both various borrowing base and concentration limitations. The borrowing base limits lender advances to certain agreed percentages of asset value. The allowed percentage generally increases as the asset progresses from land under development to residence subject to contract of sale. Advances for each type of collateral become due in whole or in part, subject to possible re-borrowing, and/or the collateral becomes excluded from the borrowing base, after a specified period or earlier upon sale. Concentration limitations further restrict availability under the credit facilities. The effect of these borrowing base and concentration limitations essentially is to mandate minimum levels of the Company’s investment in a project, with higher percentages of investment required at earlier phases of a project, and with greater absolute dollar amounts of investment required as a project progresses. Each revolving credit facility is secured by deeds of trust on the real property and improvements thereon owned by the Company in the subdivision project(s) approved by the respective lender, as well as pledges of all net sale proceeds, related contracts and other ancillary property. Also, each credit facility includes financial covenants, which may limit the amount that may be borrowed thereunder. Outstanding advances bear interest at various rates, which approximate the prime rate. As of December 31, 2004, $7,700,000 was outstanding under these credit facilities, with a weighted-average interest rate of 5.339%, and the undrawn availability was $236,200,000 as limited by the Company’s borrowing base calculation. The Company has provided an unsecured environmental indemnity in favor of the lender under the $125,000,000 bank line of credit (see Note 10).

Under the revolving credit facilities, we are required to comply with a number of covenants, the most restrictive of which require Delaware Lyon to maintain:

•	A tangible net worth, as defined, of $120,000,000, adjusted upwards quarterly by 50% of Delaware Lyon’s quarterly net income after March 31, 2002,

•	A ratio of total liabilities to tangible net worth, each as defined, of less than 3.25 to 1; and

•	Minimum liquidity, as defined, of at least $10,000,000.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of and for the period ending December 31, 2004, the Company is in compliance with these covenants.

These facilities include a number of other covenants with respect to such matters as the posting of cash or letters of credit in certain circumstances, the application or deposit of excess net sales proceeds, maintenance of specified ratios, limitations on investments in joint ventures, maintenance of fixed charge coverages, stock ownership changes, and lot ownership.

As a common practice required by commercial lenders, the Company is obligated to repay loans to a level such that they do not exceed certain required loan-to-value or loan-to-cost ratios. Each lender has the right to test the ratios by appraising the property securing the loan at any time. Either a decrease in the value of the property securing the loan or an increase in the construction costs could trigger this pay down obligation. The term of the obligation corresponds with the term of the loan and is limited to the outstanding loan balance. The entire revolving credit facilities balance is subject to these obligations as of December 31, 2004.

Construction Notes Payable

At December 31, 2004, the Company had construction notes payable on certain consolidated entities amounting to $31,614,000. The construction notes have various maturity dates and bear interest at rates ranging from prime plus 0.25% to prime plus 0.75% at December 31, 2004. Interest is calculated on the average daily balance and is paid following the end of each month.

Revolving Mortgage Warehouse Credit Facilities

The Company, through its mortgage subsidiary and one of its unconsolidated joint ventures, has entered into two revolving mortgage warehouse credit facilities with banks to fund its mortgage origination operations. The original credit facility, which matures in May 2005, provides for revolving loans of up to $30,000,000 outstanding, $20,000,000 of which is committed (lender obligated to lend if stated conditions are satisfied) and $10,000,000 of which is not committed (lender advances are optional even if stated conditions are otherwise satisfied). However, as in the past the Company expects the maturity to be extended by the lender at each maturity date for an additional year. On August 29, 2003, the Company’s mortgage subsidiary and one of its unconsolidated joint ventures entered into an additional $10,000,000 credit facility which matures in August 2006. Mortgage loans are generally held for a short period of time and are typically sold to investors within 7 to 15 days following funding. The facilities are secured by substantially all of the assets of each of the borrowers, including the mortgage loans held for sale, all rights of each of the borrowers with respect to contractual obligations of third party investors to purchase such mortgage loans, and all proceeds of sale of such mortgage loans. The facilities, which have LIBOR based pricing, also contain certain financial covenants requiring the borrowers to maintain minimum tangible net worth, leverage, profitability and liquidity. These facilities are non-recourse and are not guaranteed by the Company. At December 31, 2004 the outstanding balance under these facilities was $9,305,000.

Prime Interest Rates

The prime interest rates at December 31, 2004, 2003 and 2002 were 5.25%, 4.00% and 4.25%, respectively. The weighted-average prime interest rates for each of the three years ended December 31, 2004, 2003 and 2002 were 4.34%, 4.12% and 4.67%, respectively.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7 — Stockholders’ Equity

Stock Repurchases

On November 12, 2004 the Company’s Board of Directors approved an increase in the size of the Company’s previously announced stock repurchase program to 3,000,000 shares of its common stock (including any shares previously repurchased by the Company under the program). Under the program, as originally adopted in September 2001, the Company could repurchase 20% of its then outstanding shares of common stock or approximately 2,000,000 shares. Under the plan, the stock will be purchased in the open market or privately negotiated transactions from time to time in compliance with Securities and Exchange Commission Rule 10b-18, subject to market conditions, applicable legal requirements and other factors. The timing and amounts of any purchases will be as determined by the Company’s management from time to time or may be suspended at any time or from time to time without prior notice, depending on market conditions and other factors they deem relevant. The repurchased shares may be held as treasury stock and used for general corporate purchases or cancelled. No shares were repurchased under this program during the period ended December 31, 2001. For the year ended December 31, 2002, the Company repurchased and retired 1,018,400 shares of its outstanding common shares for $19,570,000, for the year ended December 31, 2003, the Company repurchased and retired 200,000 shares of its outstanding common shares for $7,180,000 and for the year ended December 31, 2004, the Company repurchased 1,275,000 shares of its outstanding common shares for $81,001,000, which shares were held in treasury at December 31, 2004.

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

Effective on May 9, 2000, the Company issued options under the William Lyon Homes 2000 Stock Incentive Plan to purchase a total of 627,500 shares of common stock at $8.6875 per share. During the year ended December 31, 2001, the Company issued additional options under the William Lyon Homes 2000 Stock Incentive Plan to purchase 12,500 shares of common stock at $9.10 per share and 20,000 shares of common stock at a price of $13.00 per share. During the years ended December 31, 2004, 2003 and 2002, certain officers and directors exercised options to purchase 92,964, 240,359 and 102,504 shares, respectively, of the Company’s common stock at a price of $8.6875 per share in accordance with the William Lyon Homes 2000 Stock Incentive Plan. During the years ended December 31, 2004, 2003 and 2002, certain officers exercised options to purchase 6,666, 10,000 and 3,334 shares, respectively, of the Company’s common stock at a price of $13.00 per share in accordance with the William Lyon Homes 2000 Stock Incentive Plan. During the year ended December 31, 2004 and 2003 an officer exercised options to purchase 4,166 and 8,334 shares of the Company’s common stock at a price of $9.10. As of December 31, 2004, 56,666 options have been forfeited and 85,831 options priced at $8.6875 remain unexercised. All unexercised options expire on May 9, 2010.

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

Executive Deferred Compensation Plans

The Company has implemented deferred compensation plans which allow certain officers and employees to defer a portion of total income (base salary and bonuses). The deferral amount can be up to 20% of total income with a minimum of $10,000 annually. The Company must accrue the deferred compensation liability but cannot deduct such amounts for income tax purposes until actually paid to the employee.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8 — Income Taxes

The following summarizes the provision for income taxes (in thousands):

	Year Ended December 31,
	2004	2003	2002
Current
Federal	$(99,580)	$(45,123)	$(23,525)
State	(22,391)	(10,286)	(6,038)

	(121,971)	(55,409)	(29,563)

Deferred
Federal	7,589	2,985	9,656
State	883	609	1,637

	8,472	3,594	11,293

	$(113,499)	$(51,815)	$(18,270)

Income taxes differ from the amounts computed by applying the applicable Federal statutory rates due to the following (in thousands):

	Year Ended December 31,
	2004	2003	2002
Provision for Federal income taxes at the statutory rate	$(99,801)	$(43,420)	$(23,723)
Provision for state income taxes, net of Federal income tax benefits	(14,011)	(6,044)	(2,860)
Valuation allowance for deferred tax asset	—	—	8,348
Other	313	(2,351)	(35)

	$(113,499)	$(51,815)	$(18,270)

Temporary differences giving rise to deferred income taxes consist of the following (in thousands):

	December 31,
	2004	2003
Deferred tax assets
Reserves deducted for financial reporting purposes not allowable for tax purposes	$5,386	$4,754
Compensation deductible for tax purposes when paid	8,675	4,702
Interest expensed for financial reporting purposes and capitalized for tax purposes	—	14
Net operating loss and alternative minimum tax credit carryovers	—	698
State income tax provisions deductible when paid for Federal tax purposes	6,608	2,550
Effect of book/tax differences for joint ventures	2,083	394

	22,752	13,112
Deferred tax liabilities
Effect of book/tax differences for joint ventures	(4,389)	(3,221)

	$18,363	$9,891

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the years ended December 31, 2004 and 2003, income tax benefits of $3,489,000 and $3,113,000, respectively, related to stock option exercises were excluded from the results of operations and credited to additional paid-in capital.

The elimination during 2002 of the remaining valuation allowances for deferred tax assets reduced the Company’s estimated overall effective tax rate for the year ended December 31, 2002 from 39.3% to 27.0%. The estimated overall effective tax rate for the years ending December 31, 2004 and 2003 are 39.8% and 41.8%, respectively. At December 31, 2004 the Company has unused recognized built-in losses in the amount of $22,649,000 which are available to offset future income and expire between 2009 and 2011. The utilization of these losses is limited to offset $3,235,000 of taxable income per year; however, any unused losses in any year may be carried forward for utilization in future years through 2011. The Company’s ability to utilize the foregoing tax benefits will depend upon the amount of its future taxable income and may be further limited under certain circumstances.

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

On October 26, 2000, the Company’s Board of Directors (with Messrs. William Lyon and William H. Lyon abstaining) approved the purchase of 579 lots for a total purchase price of $12,581,000 from an entity controlled by William Lyon and William H. Lyon. The terms of the purchase agreement provide for an initial option payment of $1,000,000 and a rolling option takedown of the lots. In addition, one-half of the net profits in excess of six percent from the development are to be paid to the seller. Phase takedowns of approximately 20 lots each are anticipated to occur at two to three month intervals for each of several product types through September 2004. As of December 31, 2004, all lots were purchased under this agreement. During the years ended December 31, 2004, 2003 and 2002, the Company purchased 92, 72 and 183 lots, respectively, under this agreement for a total purchase price of $1,984,000, $2,507,000 and $4,150,000, respectively. During the years ended December 31, 2004, 2003 and 2002, the Company paid $1,689,000, $0 and $1,614,000, respectively for one-half of the net profits in excess of six percent from the development. This land acquisition qualified as an affiliate transaction under the Company’s 12 1/2% Senior Notes due July 1, 2003 Indenture dated as of June 29, 1994, as amended (the “Old Indenture”). Pursuant to the terms of the Old Indenture, the Company determined that the land acquisition is on terms that are no less favorable to the Company than those that would have been obtained in a comparable transaction by the Company with an unrelated person. The Company delivered to the Trustee under the Old Indenture a resolution of the Board of Directors of the Company set forth in an Officers’ Certificate certifying that the land acquisition is on terms that are no less favorable to the Company than those that would have been obtained in a comparable transaction by the Company with an unrelated person and the land acquisition was approved by a majority of the disinterested members of the Board of Directors of the Company. Further, the Company delivered to the Trustee under the Old Indenture a determination of value by a real estate appraisal firm which is of regional standing in the region in which the subject property is located and is MAI certified.

On July 9, 2002, the Company’s Board of Directors (with Messrs. William Lyon and William H. Lyon abstaining) approved the purchase of 144 lots, through a land banking arrangement, for a total purchase price of $16,660,000 from an entity that purchased the lots from William Lyon. The terms of the purchase agreement

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

provide for an initial deposit of $3,300,000 (paid on July 23, 2002) and monthly option payments of 11.5% on the seller’s outstanding investment. Such option payments entitle the Company to phase takedowns of approximately 14 lots each, which were anticipated to occur at one to two month intervals through March 2004. As of December 31, 2004, 2003 and 2002, 43, 85 and 16 lots have been purchased under this agreement for a purchase price of $4,975,000, $9,834,000 and $1,851,000, respectively. Had the Company purchased the property directly, the acquisition would have qualified as an affiliate transaction under the Old Indenture. Even though the Company’s agreement is not with William Lyon, the Company chose to treat it as an affiliate transaction. Pursuant to the terms of the Old Indenture, the Company determined that the land acquisition is on terms that are no less favorable to the Company than those that would have been obtained in a comparable transaction by the Company with an unrelated person. The Company delivered to the Trustee under the Old Indenture a resolution of the Board of Directors of the Company set forth in an Officers’ Certificate certifying that the land acquisition is on terms that are no less favorable to the Company than those that would have been obtained in a comparable transaction by the Company with an unrelated person and the land acquisition was approved by a majority of the disinterested members of the Board of Directors of the Company. Further, the Company has delivered to the Trustee under the Old Indenture a determination of value by a real estate appraisal firm which is of regional standing in the region in which the subject property is located and is MAI certified.

The Company purchased land for a total purchase price of $33,655,000, $8,440,000 and $17,079,000 during the years ended December 31, 2004, 2003 and 2002, respectively, from certain of its joint ventures.

For the years ended December 31, 2004, 2003 and 2002, the Company incurred reimbursable on-site labor costs of $183,000, $277,000 and $178,000, respectively, for providing customer service to real estate projects developed by entities controlled by William Lyon and William H. Lyon, of which $26,000 and $25,000 was due to the Company at December 31, 2004 and 2003, respectively. In addition, the Company earned fees of $110,000, $109,000 and $99,000, respectively, for tax and accounting services performed for entities controlled by William Lyon and William H. Lyon during the years ended December 31, 2004, 2003 and 2002.

For the years ended December 31, 2004, 2003 and 2002, the Company incurred charges of $755,000, $753,000 and $729,000, respectively, related to rent on its corporate office, from a trust of which William H. Lyon is the sole beneficiary.

During the years ended December 31, 2004, 2003 and 2002, the Company incurred charges of $172,000, $250,000 and $177,000, respectively, related to the charter and use of aircraft owned by an affiliate of William Lyon.

Effective September 1, 2004, the Company entered into an aircraft consulting and management agreement with an affiliate (the “Affiliate”) of William Lyon to operate and manage the Company’s aircraft which was placed in service effective as of September 1, 2004. The terms of the agreement provide that the Affiliate shall consult and render its advice and management services to the Company with respect to all functions necessary to the operation, maintenance and administration of the aircraft. The Company’s business plan for the aircraft includes (i) use by Company executives for traveling on Company business to the Company’s divisional offices and other destinations, (ii) charter service to outside third parties and (iii) charter service to William Lyon personally. Charter services for outside third parties and William Lyon personally are contracted for at market rates. As compensation to the Affiliate for its management and consulting services under the agreement, the Company pays the Affiliate a fee equal to (i) the amount equal to 107% of compensation paid by the Affiliate for the pilots supplied pursuant to the agreement, (ii) $50 per operating hour for the aircraft and (iii) $9,000 per month for hangar rent. In addition, all maintenance work, inspections and repairs performed by the Affiliate on

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the aircraft are charged to the Company at the Affiliate’s published rates for maintenance, inspection and repairs in effect at the time such work is completed.

Pursuant to the agreement above, the Company had earned revenue of $187,000 for charter services provided to William Lyon personally, as of December 31, 2004.

On May 28, 2004 and June 18, 2004, William Lyon and his wife, Willa Dean Lyon, purchased two of the Company’s homes for a total purchase price of approximately $877,000. The purchase prices were based on the prices offered to third parties and no discounts were given. The homes were purchased for use as residences by certain family members.

On October 28, 2004, one of the Company’s directors, Michael L. Meyer, purchased one of the Company’s homes for a total purchase price of approximately $835,000. The purchase price was based on the prices offered to third parties and no discounts were given.

The Company and one of the Company’s directors, Alex Meruelo, are parties to an agreement pursuant to which Mr. Meruelo is eligible to receive a finder’s fee based upon the cash distributions received by a subsidiary of the Company from a joint venture development project relating to a portion of the Fort Ord military base in Monterey County, California. The joint venture development project resulted from Mr. Meruelo’s introduction of the Company to Woodman Development Company, LLC (“Woodman”) and the subsequent formation of East Garrison Partners I, LLC (“EGP”) as a joint venture between Woodman and Lyon East Garrison Company I, LLC (“EGC”). The finder’s fee will equal 5% of all net cash distributions distributed by EGP to EGC with respect to EGC’s existing 50% interest in EGP that are in excess of distributions with respect to certain deficit advances, deficit preferred returns, returns of capital and preferred returns on unreturned capital. The calculation of the finder’s fee will be based on net cash distributions received from EGP on land sales and will not be determined on the basis of any revenues, profits or distributions received from any affiliate of EGC for the construction and sale or leasing of residential or commercial buildings on such lots. Mr. Meruelo is not obligated to perform any services for EGC other than the introduction to Woodman.

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

Land Banking Arrangements

The Company enters into purchase agreements with various land sellers. In some instances, and as a method of acquiring land in staged takedowns, thereby minimizing the use of funds from the Company’s revolving credit

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

facilities and other corporate financing sources and limiting the Company’s risk, the Company transfers the Company’s right in such purchase agreements to entities owned by third parties (“land banking arrangements”). These entities use equity contributions and/or incur debt to finance the acquisition and development of the lots. The entities grant the Company an option to acquire lots in staged takedowns. In consideration for this option, the Company makes a non-refundable deposit equal to 20% or less of the total purchase price. Additionally, the Company may be subject to other penalties if lots are not acquired. The Company is under no obligation to purchase the balance of the lots, but would forfeit remaining deposits and be subject to penalties if the lots were not purchased. The Company does not have legal title to these entities or their assets and has not guaranteed their liabilities. These land banking arrangements help the Company manage the financial and market risk associated with land holdings. The Company participates in two land banking arrangements, which are not VIE’s in accordance with FIN 46, and are not consolidated as of December 31, 2004. The deposits and penalties related to the two land banking projects have been recorded in the accompanying consolidated balance sheet. The financial statements of these two entities are not consolidated with the Company’s consolidated financial statements. Summary information with respect to the Company’s consolidated and unconsolidated land banking arrangements is as follows as of December 31, 2004 (dollars in thousands):

	Consolidated	Unconsolidated
Total number of land banking projects	1	2

Total number of lots	172	866

Total purchase price	$60,849	$83,164

Balance of lots still under option and not purchased:
Number of lots	50	567

Purchase price	$19,074	$63,462

Forfeited deposits and penalties if lots are not purchased	$9,755	$13,404

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

As of December 31, 2004, the Company had $28,100,000 of outstanding irrevocable standby letters of credit to guarantee the Company’s financial obligations under certain land banking arrangements and other contractual arrangements in the normal course of business. The beneficiary may draw upon these letters of credit in the event of a contractual default by the Company relating to each respective obligation. These letters of credit have a stated term of 12 months and have varying maturities throughout 2005, at which time the Company may be required to renew to coincide with the term of the respective arrangement.

The Company also had outstanding performance and surety bonds of $251,400,000 at December 31, 2004 related principally to its obligations for site improvements at various projects. The Company does not believe that draws upon these bonds, if any, will have a material effect on the Company’s financial position, results of operations or cash flows.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11 — Unaudited Summarized Quarterly Financial Information

Summarized unaudited quarterly financial information for the years ended December 31, 2004, 2003 and 2002 is as follows (in thousands except per common share amounts):

	Three Months Ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
Sales	$254,548	$384,483	$474,950	$707,866
Other income, costs and expenses, net	(228,797)	(332,460)	(400,740)	(574,702)

Income before provision for income taxes	25,751	52,023	74,210	133,164
Provision for income taxes	(10,342)	(20,875)	(29,273)	(53,009)

Net income	$15,409	$31,148	$44,937	$80,155

Basic earnings per common share	$1.57	$3.16	$4.54	$8.65

Diluted earnings per common share	$1.55	$3.14	$4.51	$8.58

	Three Months Ended
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
Sales	$70,423	$156,681	$212,598	$448,611
Other income, costs and expenses, net	(62,162)	(133,345)	(188,197)	(380,657)

Income before provision for income taxes	8,261	23,336	24,401	67,954
Provision for income taxes	(3,379)	(9,544)	(9,534)	(29,358)

Net income	$4,882	$13,792	$14,867	$38,596

Basic earnings per common share	$0.50	$1.40	$1.52	$3.95

Diluted earnings per common share	$0.49	$1.38	$1.49	$3.89

	Three Months Ended
	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002
Sales	$90,149	$127,417	$182,998	$201,846
Other income, costs and expenses, net	(86,359)	(117,559)	(164,036)	(166,675)

Income before provision for income taxes	3,790	9,858	18,962	35,171
Provision for income taxes	(677)	(2,826)	(5,212)	(9,555)

Net income	$3,113	$7,032	$13,750	$25,616

Basic earnings per common share	$0.30	$0.68	$1.34	$2.63

Diluted earnings per common share	$0.29	$0.66	$1.30	$2.56

EXHIBIT INDEX

Exhibit Number	Description
2.1(1)	Certificate of Ownership and Merger.
3.1(2)	Certificate of Incorporation of William Lyon Homes, a Delaware corporation.
3.2(2)	Bylaws of William Lyon Homes, a Delaware corporation.
4.1(2)	Specimen certificate of Common Stock.
4.2(23)	Indenture dated as of March 17, 2003 among William Lyon Homes, Inc., the Guarantors (as defined therein), and U.S. Bank National Association, as Trustee (including form of notes and guarantees).
4.3(15)	Supplemental Indenture dated as of December 13, 2004 between Lyon East Garrison Company I, LLC, a California limited liability company, as Guarantor, and U.S. Bank National Association, as Trustee (supplementing the Indenture dated as of March 17, 2003 among William Lyon Homes, Inc., a California corporation, the Guarantors (as defined therein), and U.S. Bank National Association, as Trustee).
4.4(24)	Supplemental Indenture dated as of January 1, 2005 between The Ranch Golf Club, LLC, a California limited liability company, as Guarantor, and U.S. Bank National Association, as Trustee (supplementing the Indenture dated as of March 17, 2003 among William Lyon Homes, Inc., a California corporation, the Guarantors (as defined therein), and U.S. Bank National Association, as Trustee).
4.5(3)	Indenture dated as of February 6, 2004 among William Lyon Homes, Inc., the Guarantors (as defined therein), and U.S. Bank National Association, as Trustee (including form of notes and guarantees).
4.6(15)	Supplemental Indenture dated as of December 13, 2004 between Lyon East Garrison Company I, LLC, a California limited liability company, as Guarantor, and U.S. Bank National Association, as Trustee (supplementing the Indenture dated as of February 6, 2004 among William Lyon Homes, Inc., a California corporation, the Guarantors (as defined therein), and U.S. Bank National Association, as Trustee).
4.7(24)	Supplemental Indenture dated as of January 1, 2005 between The Ranch Golf Club, LLC, a California limited liability company, as Guarantor, and U.S. Bank National Association, as Trustee (supplementing the Indenture dated as of February 6, 2004 among William Lyon Homes, Inc., a California corporation, the Guarantors (as defined therein), and U.S. Bank National Association, as Trustee).
4.8(14)	Indenture dated as of November 22, 2004 among William Lyon Homes, Inc., the Guarantors (as defined therein), and U.S. Bank National Association, as Trustee (including form of notes and guarantees).
4.9(15)	Supplemental Indenture dated as of December 13, 2004 between Lyon East Garrison Company I, LLC, a California limited liability company, as Guarantor, and U.S. Bank National Association, as Trustee (supplementing the Indenture dated as of November 22, 2004 among William Lyon Homes, Inc., a California corporation, the Guarantors (as defined therein), and U.S. Bank National Association, as Trustee).
4.10(24)	Supplemental Indenture dated as of January 1, 2005 between The Ranch Golf Club, LLC, a California limited liability company, as Guarantor, and U.S. Bank National Association, as Trustee (supplementing the Indenture dated as of November 22, 2004 among William Lyon Homes, Inc., a California corporation, the Guarantors (as defined therein), and U.S. Bank National Association, as Trustee).
10.1(11)	Amended and Restated Loan Agreement dated as of September 17, 2004 between William Lyon Homes, Inc., a California corporation, and RFC Construction Funding Corp., a Delaware corporation.
10.2(4)	Master Loan Agreement dated as of August 31, 2000 by and between William Lyon Homes, Inc., a California corporation (“Borrower”) and Guaranty Federal Bank, F.S.B., a federal savings bank organized and existing under the laws of the United States (“Lender”).
10.3(6)	Agreement for First Modification of Deeds of Trust and Other Loan Instruments, dated as of June 8, 2001, by and between William Lyon Homes, Inc., a California corporation, as borrower, and Guaranty Bank, a federal savings bank organized and existing under the laws of the United States (formerly known as “Guaranty Federal Bank, F.S.B.”), as lender.

Exhibit Number	Description
10.4(5)	Agreement for Second Modification of Deeds of Trust and Other Loan Instruments, dated as of July 23, 2001, by and between William Lyon Homes, Inc., a California corporation, as borrower, and Guaranty Bank, a federal savings bank organized and existing under the laws of the United States (formerly known as “Guaranty Federal Bank, F.S.B.”), as lender.
10.5(5)	Agreement for Third Modification of Deeds of Trust and Other Loan Instruments, dated as of December 19, 2001, by and between William Lyon Homes, Inc., a California corporation, as borrower, and Guaranty Bank, a federal savings bank organized and existing under the laws of the United States (formerly known as “Guaranty Federal Bank, F.S.B.”), as lender.
10.6(5)	Agreement for Fourth Modification of Deeds of Trust and Other Loan Instruments, dated as of May 29, 2002, by and between William Lyon Homes, Inc., a California corporation, as borrower, and Guaranty Bank, a federal savings bank organized and existing under the laws of the United States (formerly known as “Guaranty Federal Bank, F.S.B.”), as lender.
10.7(7)	Agreement for Fifth Modification of Deeds of Trust and Other Loan Agreements, dated as of June 6, 2003, by and between William Lyon Homes, Inc., a California corporation, as borrower, and Guaranty Bank, a federal savings bank organized and existing under the laws of the United States (formerly known as “Guaranty Federal Bank, F.S.B.”), as lender.
10.8(3)	Agreement for Sixth Modification of Deeds of Trust and Other Loan Agreements, dated as of November 14, 2003, by and between William Lyon Homes, Inc., a California corporation, as borrower, and Guaranty Bank, a federal savings bank organized and existing under the laws of the United States (formerly known as “Guaranty Federal Bank, F.S.B.”), as lender.
10.9(12)	Agreement for Seventh Modification of Deeds of Trust and Other Loan Instruments dated as of October 6, 2004 by and between William Lyon Homes, Inc., a California corporation, as borrower, and Guaranty Bank, a federal savings bank organized and existing under the laws of the United States, as lender.
10.10(4)	Revolving Line of Credit Loan Agreement (Borrowing Base Loan) by and between California Bank & Trust, a California banking corporation, and William Lyon Homes, Inc., a California corporation, dated as of September 21, 2000.
10.11(17)	Agreement to Modify Loan Agreement, Promissory Note and Deed of Trust, dated as of September 18, 2002, by and between William Lyon Homes, Inc., a California corporation, as borrower, and California Bank & Trust, a California banking corporation, as lender.
10.12(5)	Second Agreement to Modify Loan Agreement, Promissory Note and Deed of Trust, dated as of December 13, 2002, by and between William Lyon Homes, Inc., a California corporation, as borrower, and California Bank & Trust, a California banking corporation, as lender.
10.13(3)	Third Agreement to Modify Loan Agreement, Promissory Note and Deed of Trust, dated as of January 26, 2004, by and between William Lyon Homes, Inc., a California corporation, as borrower, and California Bank & Trust, a California banking corporation, as lender.
10.14(11)	Amended and Restated Revolving Line of Credit Loan Agreement dated September 16, 2004 by and between California Bank & Trust, a California banking corporation, and William Lyon Homes, Inc., a California corporation.
10.15(7)	Mortgage Warehouse Loan and Security Agreement dated as of June 1, 2003 between Duxford Financial, Inc., and Bayport Mortgage, L.P. as Borrower and First Tennessee Bank as Lender.
10.16(10)	Mortgage Warehouse Loan and Security Agreement dated as of June 1, 2004 between Duxford Financial, Inc., and Bayport Mortgage, L.P. as Borrower and First Tennessee Bank as Lender.
10.17(8)	Credit Agreement dated August 29, 2003 between Duxford Financial, Inc. and Bayport Mortgage, L.P. as Borrower and Guaranty Bank as Lender.
10.18(3)	Amendment No. 1 to Credit Agreement dated as of January 27, 2004 between Duxford Financial, Inc. and Bayport Mortgage, L.P. as Borrower and Guaranty Bank as Lender.
10.19(15)	First Amendment to Credit Agreement dated as of August 27, 2004 between Duxford Financial, Inc. and Bayport Mortgage, L.P. as Borrower and Guaranty Bank as Lender.
10.20(13)	Amendment No. 2 to Credit Agreement dated as of November 15, 2004 between Duxford Financial, Inc. and Bayport Mortgage, L.P. as Borrower and Guaranty Bank as Lender.

Exhibit Number	Description
10.21(9)	Revolving Line of Credit Loan Agreement, dated as of March 11, 2003, by and among Moffett Meadows Partners, LLC, a Delaware limited liability company, as borrower, and California Bank & Trust, a California banking corporation, and the other financial institutions named therein, as lenders.
10.22(9)	Joinder Agreement to Reimbursement and Indemnity Agreement, entered into as of March 25, 2003, by William Lyon Homes, a Delaware corporation.
10.23(10)	Borrowing Base Revolving Line of Credit Agreement, dated as of June 28, 2004, by and between William Lyon Homes, Inc., a California corporation, and Bank One, NA, a national banking association.
10.24(15)	Modification Agreement, dated as of December 7, 2004, by and between William Lyon Homes, Inc., a California corporation, and JPMorgan Chase Bank, N.A. (successor by merger to Bank One, NA, a national banking association).
10.25(18)	Form of Indemnity Agreement, between William Lyon Homes, a Delaware corporation, and the directors and officers of William Lyon Homes.
10.26(18)	Property Management Agreement between Corporate Enterprises, Inc., a California corporation (Owner) and William Lyon Homes, Inc., a California corporation (Manager) dated and effective November 5, 1999.
10.27(18)	Warranty Service Agreement between Corporate Enterprises, Inc., a California corporation and William Lyon Homes, Inc., a California corporation dated and effective November 5, 1999.
10.28(4)	Option Agreement and Escrow Instructions between William Lyon Homes, Inc., a California corporation and Lathrop Investment, L.P., a California limited partnership, dated as of October 24, 2000.
10.29(19)	William Lyon Homes 2000 Stock Incentive Plan.
10.30(20)	Form of Stock Option Agreements.
10.31(20)	William Lyon Homes, Inc. 2000 Cash Bonus Plan.
10.32(20)	Standard Industrial/Commercial Single-Tenant Lease – Net between William Lyon Homes, Inc. and a trust of which William H. Lyon is the sole beneficiary.
10.33(21)	William Lyon Homes Executive Deferred Compensation Plan effective as of February 11, 2002.
10.34(22)	William Lyon Homes Outside Directors Deferred Compensation Plan effective as of February 11, 2002.
10.35(5)	The Presley Companies Non-Qualified Retirement Plan for Outside Directors.
10.36(16)	William Lyon Homes 2004 Executive Deferred Compensation Plan.
10.37(16)	William Lyon Homes 2004 Outside Directors Deferred Compensation Plan.
10.38(3)	Underwriting Agreement dated as of March 12, 2003 among William Lyon Homes, Inc., the Guarantors (as defined therein), and UBS Warburg, LLC and Salomon Smith Barney Inc., as Underwriters.
10.39(3)	Purchase Agreement dated as of January 28, 2004 among William Lyon Homes, Inc., the Guarantors (as defined therein), and UBS Securities LLC, as Initial Purchaser.
10.40(3)	Registration Rights Agreement dated as of February 6, 2004 by and among William Lyon Homes, Inc., the Guarantors (as defined therein), and UBS Securities LLC, as Initial Purchaser.
10.41(13)	Purchase Agreement dated as of November 15, 2004 among William Lyon Homes, Inc., the Guarantors (as defined therein) and UBS Securities LLC, as Initial Purchaser.
10.42(14)	Registration Rights Agreement dated as of November 22, 2004 by and among William Lyon Homes, Inc., the Guarantors (as defined therein), and UBS Securities LLC, as Initial Purchaser.
12.1	Statement of computation of ratio of earnings to fixed charges.
21.1	List of Subsidiaries of William Lyon Homes, a Delaware corporation.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Current Report on Form 8-K of William Lyon Homes, a Delaware corporation (the “Company”) filed January 5, 2000 and incorporated herein by this reference.
(2)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-4, and amendments thereto (SEC Registration No. 333-88569), and incorporated herein by this reference.
(3)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.
(4)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 and incorporated herein by this reference
(5)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by this reference.
(6)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by this reference.
(7)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 and incorporated herein by this reference.
(8)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 and incorporated herein by this reference.
(9)	Previously filed as an exhibit to Amendment No. 3 to the Company’s Registration Statement on Form S-4 (File No. 333-114691) filed July 15, 2004 and incorporated herein by this reference.
(10)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by this reference.
(11)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed September 22, 2004 and incorporated herein by this reference.
(12)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed October 18, 2004 and incorporated herein by this reference.
(13)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed November 19, 2004 and incorporated herein by this reference.
(14)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed November 23, 2004 and incorporated herein by this reference.
(15)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (SEC Registration No. 333-121346) filed December 16, 2004 and incorporated herein by this reference.
(16)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed December 30, 2004 and incorporated herein by this reference.
(17)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 and incorporated herein by this reference.
(18)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by this reference.
(19)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-8 (SEC Registration No. 333-50232), and incorporated herein by this reference.
(20)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by this reference.
(21)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-8 (SEC Registration No. 333-82448), and incorporated herein by this reference.
(22)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by this reference.
(23)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 and incorporated herein by this reference.
(24)	Previously filed as an exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-4 (SEC Registration No. 333-121346) filed January 10, 2005 and incorporated herein by this reference.