Form 10-K/A
period 2004-12-31
WILLIAM LYON HOMES
filed 2005-04-29
CIK 1095996

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 0-18001

WILLIAM LYON HOMES

(Exact name of registrant as specified in its charter)

Delaware	33-0864902
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

4490 Von Karman Avenue
Newport Beach, California	92660
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (949) 833-3600

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.01 per share	New York Stock Exchange

Guarantee of William Lyon Homes, Inc.	New York Stock Exchange
7 1/2% Senior Notes due 2014

Guarantee of William Lyon Homes, Inc.	New York Stock Exchange
10 3/4% Senior Notes due 2013

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

DOCUMENTS INCORPORATED BY REFERENCE

None

WILLIAM LYON HOMES

i

Explanatory note

William Lyon Homes (the “Company” or “William Lyon Homes”) is filing this Amendment No. 1 to provide the information required by Part III. Except as set forth in Part III below, no other changes are made to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

PART III

Item 10.    Directors and Executive Officers of Registrant

Information Regarding the Directors of William Lyon Homes

The following table lists the Directors of the Company and provides their respective ages and current positions with the Company as of March 18, 2005. Each director holds office until the Company’s next Annual Meeting and until his successor is duly elected and qualified. Except as described below, there are no family relationships between any director or executive officer and any other director or executive officer of William Lyon Homes. Biographical information for each Director is provided below.

Name	Age	Position
General William Lyon	82	Chairman of the Board of Directors and Chief Executive Officer
Wade H. Cable	56	Director, President and Chief Operating Officer
General James E. Dalton(a)(b)	74	Director
Richard E. Frankel	59	Director
William H. Lyon	31	Director, Vice President and Chief Administrative Officer
William H. McFarland(a)(b)(c)	65	Director
Alex Meruelo(a)(b)	42	Director
Michael L. Meyer(a)(b)(c)	66	Director
Randolph W. Westerfield(a)(b)(c)	63	Director

(a)	Member of the Audit Committee
(b)	Member of the Compensation Committee
(c)	Member of the Nominating and Corporate Governance Committee

GENERAL WILLIAM LYON was elected director and Chairman of the Board of the former The Presley Companies in 1987 and has served the Company in that capacity since November 1999. General Lyon is the Company’s Chief Executive Officer. General Lyon also serves as the Chairman of the Board, President and Chief Executive Officer of the former William Lyon Homes, which sold substantially all of its assets to the Company in 1999 and subsequently changed its name to Corporate Enterprises, Inc. In recognition of his distinguished career in real estate development, General Lyon was elected to the California Building Industry Foundation Hall of Fame in 1985. General Lyon is a retired USAF Major General and was Chief of the Air Force Reserve from 1975 to 1979. General Lyon is a director of Fidelity Financial Services, Inc. and is Chairman of the Board of Directors of Commercial Bank of California.

WADE H. CABLE served from 1985 to 1999 as a director and President and Chief Executive Officer of the former The Presley Companies and has served as a director and President and Chief Operating Officer of the Company since November 1999. Prior to joining The Presley Companies, he worked for thirteen years with Pacific Enterprises as a senior executive in various of its real estate operations, including two years as an Executive Vice President of Pacific Lighting Real Estate Group and four years as the President of Fredricks Development Company, a residential developer and homebuilder.

GENERAL JAMES E. DALTON, USAF (Ret.), was elected in 1991 to the board of directors of the former The Presley Companies and has served the Company in that capacity since November 1999. He serves as Chairman of the Company’s Audit Committee. General Dalton was the President of Logicon R&D Associates, a subsidiary of Logicon Corporation (a defense contractor providing advanced technology systems and services), a position he held from 1985 until his retirement in December 1998. He also served as General Manager of Logicon’s Defense Technology Group from 1995 until his retirement in December 1998. General Dalton currently acts as an independent consultant to several companies in the defense industry and is a director of Defense Group, Inc. He is also a trustee of Lehman Brothers First Trust Income Opportunity Fund and is a trustee of the Falcon Foundation at the Air Force Academy.

RICHARD E. FRANKEL has been associated with homebuilding entities for over 25 years, and joined the board of directors on January 25, 2000. From 1993 to 1997, he held key positions including Chief Financial Officer, Investment Division Manager, Vice Chairman and President of the former William Lyon Homes. He currently serves as Chairman and Chief Executive Officer of Duxford Financial, Inc., a wholly-owned subsidiary of the Company. He is also a director of Commercial Bank of California.

WILLIAM H. LYON, son of Chairman William Lyon, worked full time with the former William Lyon Homes from November 1997 through November 1999 as an assistant project manager, has been employed by the Company since November 1999 and has been a member of the board of directors since January 25, 2000. Since joining the Company, Mr. Lyon has been employed as an assistant project manager and project manager and has participated in a training program designed to expose him to the many facets of real estate development. From February 2003 until February 2005, he served as the Company’s Director of Corporate Affairs. In February 2005, he was appointed Vice President and Chief Administrative Officer of the Company. Mr. Lyon received a dual B.S. in Industrial Engineering and Product Design from Stanford University in 1997.

WILLIAM H. MCFARLAND was elected to the California Building Industry Foundation Hall of Fame, and has had a distinguished career in residential real estate and large-scale community development in California. He serves as Chairman of the Company’s Nominating and Corporate Governance Committee. He has been a member of the board of directors since January 25, 2000. Until July 1999, Mr. McFarland served in executive and director capacities of The Irvine Company, Irvine Community Development Company and Irvine Apartment Communities. Today, Mr. McFarland is a private developer and investor in real estate projects in California, and serves on the boards of Opus West Corporation and Cornerstone Ventures, Inc.

ALEX MERUELO has invested extensively in residential and commercial real estate throughout Southern California since 1987, primarily in Hispanic neighborhoods. Mr. Meruelo currently is the President and Chief Executive Officer of Meruelo Enterprises, Inc., Cantamar Property Management, Inc. and La Pizza Loca, Inc. Mr. Meruelo currently owns and manages over 1,000 residential units and over 20 retail units and has overseen over 15 developments. Mr. Meruelo established La Pizza Loca, a fast food pizza restaurant, in 1986 and which now has over 50 franchised and company owned restaurants serving Latino communities throughout Southern California. Since 1999, Mr. Meruelo has focused his endeavors on the construction industry and, through Meruelo Enterprises, owns a number of established Southern California utility construction contractors including Herman Weissker, Inc., Doty Bros. Equipment Company and Tidwell Excavating. He has been a member of the board of directors since May 10, 2004. Mr. Meruelo is also a member of the board of directors and chairman of the audit committee of Commercial Bank of California.

MICHAEL L. MEYER joined the board of directors on January 25, 2000, and currently is Chief Executive Officer of Michael L. Meyer Company, a principal and/or advisor to real estate entities. He was previously a principal of Advantage 4, LLC, a real estate telecommunications company, and of TransPac Partners LLC and Pacific Capital Investors, both of which were involved in real estate in Japan. In 1998, Mr. Meyer retired as Managing Partner of the E&Y Kenneth Leventhal Real Estate Group of Ernst & Young LLP Orange County, California office. Mr. Meyer was elected to the California Building Industry Foundation Hall of Fame and currently serves on the board of directors of City National Bank, City National Corporation and Paladin Realty Income Properties, Inc.

DR. RANDOLPH W. WESTERFIELD is Dean Emeritus and Charles B. Thornton Professor of Finance at the Marshall School of Business, University of Southern California and has been a member of the board of directors since January 25, 2000. He serves as Chairman of the Company’s Compensation Committee. He has been a consultant to a number of large U.S. corporations. With expertise in the areas of corporate financial policy, investment management and analysis, mergers and acquisitions and stock market price behavior, Dr. Westerfield is co-author of three leading textbooks in corporate financial management. He currently serves on the board of directors of Health Management Associates and Nicholas Applegate Growth Equity Fund.

Audit Committee.    The Company has a standing Audit Committee, which is chaired by General Dalton and consists of Messrs. Dalton, McFarland, Meruelo, Meyer and Westerfield. The Board has determined that all committee members are independent and financially literate under the standards established by the Securities and Exchange Commission (the “SEC”) and the New York Stock Exchange (the “NYSE”). The Board has determined that Mr. Meyer is an “audit committee financial expert” as defined by the SEC. Mr. Meyer was formerly a partner of Ernst & Young LLP, the Company’s independent registered public accounting firm, and the Board has determined that in consideration of the circumstances, this relationship does not interfere with Mr. Meyer’s exercise of independent business judgment.

Information Regarding Executive Officers of William Lyon Homes

The executive officers of the Company are chosen annually by the Board of Directors and each holds office until his or her successor is chosen and qualified or until his or her death, resignation or removal. There are no family relationships between any director or executive officer and any other director or executive officer of the Company, except for William Lyon and William H. Lyon, who are father and son. The following table lists the Company’s executive officers and provides their respective ages as of March 18, 2005 and their current positions.

Name	Age	Position
General William Lyon	82	Chairman of the Board of Directors and Chief Executive Officer
Wade H. Cable	56	President and Chief Operating Officer
Douglas F. Bauer	43	Senior Vice President and Northern California Division President
Mary J. Connelly	53	Senior Vice President and Nevada Division President
W. Thomas Hickcox	52	Senior Vice President and Arizona Division President
Thomas J. Mitchell	44	Senior Vice President and Southern California Division President
Larry I. Smith	50	Senior Vice President and San Diego Division President
Michael D. Grubbs	46	Senior Vice President and Chief Financial Officer
Richard S. Robinson	58	Senior Vice President — Finance
Cynthia E. Hardgrave	57	Vice President — Tax and Internal Audit
W. Douglass Harris	62	Vice President, Corporate Controller and Corporate Secretary
William H. Lyon	31	Vice President and Chief Administrative Officer

Officers serve at the discretion of the Board of Directors, subject to rights, if any, under contracts of employment. See “Employment Contracts” in Part III, Item 11. Biographical information for General Lyon, Mr. Cable and Mr. William H. Lyon is provided above. See “— Information Regarding the Directors of William Lyon Homes”.

DOUGLAS F. BAUER, Senior Vice President and Northern California Division President, joined the Company in 1999 when it acquired substantially all of the assets of the former William Lyon Homes, where Mr. Bauer had served as Vice President — Finance and Chief Financial Officer and Northern California Division President since his hire in January 1989. Prior experience includes seven years at Security Pacific National Bank in Los Angeles, California in various financial positions. Mr. Bauer has more than 20 years experience in the real estate development and homebuilding industry.

MARY J. CONNELLY, Senior Vice President and Nevada Division President, joined The Presley Companies in May 1995, after eight years’ association with Gateway Development, six of which were served as Managing

Partner in Nevada. Ms. Connelly was Vice President — Finance for the Company’s San Diego Division from 1985 to 1987, and she has more than 20 years experience in the real estate development and homebuilding industry.

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

LARRY I. SMITH, Senior Vice President and San Diego Division President, joined The Presley Companies in May 1995 and has served the Company in that capacity since November 1999, after six years as Vice President and Southern California Division Manager of Coleman Homes, Inc. Previous experience includes ten years in sales and marketing executive positions and consulting activities with southern California real estate firms. Mr. Smith has more than 20 years experience in the real estate development and homebuilding industry.

MICHAEL D. GRUBBS, Senior Vice President and Chief Financial Officer, joined the Company in 1999 when it acquired substantially all of the assets of the former William Lyon Homes, where Mr. Grubbs had served as Vice President and Corporate Controller after his hire in December 1992. Mr. Grubbs has more than 20 years experience in residential real estate and homebuilding finance.

RICHARD S. ROBINSON, Senior Vice President — Finance, joined the Company in 1999 when it acquired substantially all of the assets of the former William Lyon Homes, where Mr. Robinson had served since May 1997 as Senior Vice President, and as Vice President — Treasurer and other administrative positions at The William Lyon Company or one of its subsidiaries or affiliates since his hire in June 1979. His experience in residential real estate development and homebuilding finance totals more than 30 years.

CYNTHIA E. HARDGRAVE, Vice President — Tax and Internal Audit, joined the Company in 1999 when it acquired substantially all of the assets of the former William Lyon Homes, where Ms. Hardgrave had served in various tax management positions since her hire in July 1989. Ms. Hardgrave has more than 20 years experience in real estate tax and audit.

W. DOUGLASS HARRIS, Vice President and Corporate Controller joined The Presley Companies in June 1992 and has served the Company in that capacity since November 1999. Mr. Harris has served as the Corporate Secretary of the Company since October 2002. Previously, Mr. Harris spent seven years with Shapell Industries, Inc., another major California homebuilder, as its Vice President and Corporate Controller. Mr. Harris has been involved with the real estate development and homebuilding industry for more than 30 years.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of reports received by the Company during or with respect to the year ended December 31, 2004 pursuant to Rule 16a-3(e) of the Securities Exchange Act of 1934, all reports required during or with respect to the year ended December 31, 2004 on Form 3, Form 4 and Form 5 were timely filed by the Company’s directors, officers and 10% stockholders.

Code of Ethics

The Board has adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) that is applicable to all directors, employees, and officers of the Company. The Code of Ethics constitutes the Company’s “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act and the Company’s “code of business conduct and ethics” within the meaning of the listing standards of the NYSE. The Company intends to disclose future amendments to certain provisions of the Code of Ethics, or waivers of such provisions applicable to the Company’s directors and executive officers, on the Company’s website at www.lyonhomes.com.

The Code of Ethics is available on the Company’s website at www.lyonhomes.com. In addition, printed copies of the Code of Ethics are available upon written request to Investor Relations, William Lyon Homes, 4490 Von Karman Avenue, Newport Beach, California 92660.

Item 11.    Executive Compensation

Summary Compensation Table

The following table summarizes the annual and long-term compensation during 2004 of the Company’s Chief Executive Officer and the four additional most highly compensated executive officers whose annual salaries and bonuses exceeded $100,000 in total during the fiscal year ended December 31, 2004 (collectively, the “Named Officers”).

		Annual Compensation			Long-Term Compensation
Awards
Name and Principal Position	Year	Salary($)(1)	Bonus Paid in Specified Year But Earned in Earlier Years ($)(1),(2),(3),(4),(5)	Bonus Earned During Specified Year But Payable in Future Years($)(3),(4),(5)	Securities Underlying Options(#)	All Other Compensation ($)(6)
General William Lyon Chairman of the Board and Chief Executive Officer	2004 2003 2002	$733,333 600,000 495,000	$4,023,604 2,368,429 1,985,408	$10,176,870 4,535,192 2,488,838	0 0 0	$0 0 0

Wade H. Cable Director, President and Chief Operating Officer	2004 2003 2002	500,000 500,000 424,330	4,023,604 2,368,429 2,294,158	10,176,870 4,535,192 2,488,838	0 0 0	6,200 6,000 5,100

Douglas F. Bauer Senior Vice President and Northern California Division President	2004 2003 2002	225,000 225,000 206,000	717,018 483,619 484,970	3,273,060 789,357 500,000	0 0 0	6,200 6,000 5,100

Thomas J. Mitchell Senior Vice President and Southern California Division President	2004 2003 2002	225,000 225,000 206,000	1,481,180 968,315 647,259	2,667,000 1,621,379 1,060,582	0 0 0	6,200 6,000 5,100

Mary J. Connelly Senior Vice President and Nevada Division President	2004 2003 2002	225,000 225,000 200,000	820,887 482,333 461,627	1,857,360 927,849 500,000	0 0 0	6,200 6,000 5,100

(1)	Includes amounts which the executive would have been entitled to be paid, but which at the election of the executive were deferred by payment into the Company’s 401(k) plan and deferred compensation plan. Does not include perquisites and other personal benefits, securities or property received by the executive unless the aggregate amount of such compensation is greater than the lesser of $50,000 or 10 percent of the total annual salary and bonus reported for the executive.

(2)	Represents amounts paid in 2004, 2003 or 2002, respectively, under the Company’s then existing executive bonus plan or employment agreement with the executive, but which were earned prior to the year of payment.

(3)	The 2004 Cash Bonus Plan provides that the Chief Executive Officer (“CEO”), the Chief Operating Officer (“COO”) and the Chief Financial Officer (“CFO”) are eligible to receive bonuses based upon specified percentages of pre-tax, pre-bonus income. Division presidents are eligible to receive bonuses based upon specified percentages of their respective division pre-tax, pre-bonus income. All other participants are eligible to receive bonuses based upon specified percentages of a bonus pool determined as a specified percentage of pre-tax, pre-bonus income. Awards are paid over two years, with 75% paid following the determination of bonus awards, and 25% paid one year later. The deferred amounts would be forfeited in the event of termination for any reason except retirement, death or disability.

(4)	The 2003 Cash Bonus Plan provides that the CEO, COO and CFO are eligible to receive bonuses based upon specified percentages of pre-tax, pre-bonus income. Division presidents are eligible to receive bonuses based upon specified percentages of their respective division pre-tax, pre-bonus income. All other participants are eligible to receive bonuses based upon specified percentages of a bonus pool determined as a specified percentage of pre-tax, pre-bonus income. Awards are paid over two years, with 75% paid following the determination of bonus awards, and 25% paid one year later. The deferred amounts would be forfeited in the event of termination for any reason except retirement, death or disability.

(5)	The 2002 Cash Bonus Plan provides that the CEO, COO and CFO are eligible to receive bonuses based upon specified percentages of pre-tax, pre-bonus income. Division presidents are eligible to receive bonuses based upon specified percentages of their respective division pre-tax, pre-bonus income. All other participants are eligible to receive bonuses based upon specified percentages of a bonus pool determined as a specified percentage of pre-tax, pre-bonus income. Awards are paid over two years, with 75% paid following the determination of bonus awards, and 25% paid one year later. The deferred amounts would be forfeited in the event of termination for any reason except retirement, death or disability.

(6)	Represents matching contributions made by the Company into each executive’s 401(k) plan account in an amount equal to 3% of each executive’s eligible earnings, up to the maximum permitted.

The Company’s board of directors approved a cash bonus plan applicable in 2004 for all of its full-time, salaried employees, including the CEO, COO, CFO, division presidents, executives, managers, field construction staff, and certain other employees. Under the terms of this plan, the CEO, COO and CFO are eligible to receive bonuses based upon specified percentages of the Company’s pretax, pre-bonus income. Division presidents are eligible to receive bonuses based upon specified percentages of their respective division pre-tax, pre-bonus income. All other participants are eligible to receive bonuses based upon specified percentages of a bonus pool determined as a specified percentage of pre-tax, pre-bonus income.

For the CEO, COO, CFO, division presidents, executives and managers, awards are paid over two years, with 75% paid following the determination of bonus awards, and 25% paid one year later. The deferred amounts would be forfeited in the event of termination for any reason except retirement, death or disability.

The Company has implemented deferred compensation plans that allow certain officers and employees to defer a portion of their total income (base salary and bonuses). The deferral amount can be up to 20% of total income with a minimum of $10,000 annually.

Options/SAR Grants in Fiscal Year Ended December 31, 2004

No options were granted during 2004 to any director or Named Officer.

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

The Stock Incentive Plan will continue in effect for a term of ten years, unless terminated earlier as provided for in the Stock Incentive Plan. The term of each option will be stated in the applicable option agreement, but in no event may the term be more than ten years from the date of grant.

Effective on May 9, 2000, the Company issued options under the Stock Incentive Plan to purchase a total of 627,500 shares of common stock at $8.6875 per share. During the year ended December 31, 2001, the Company issued additional options under the Stock Incentive Plan to purchase 32,500 shares of common stock at an average price of $11.50 per share. During the year ended December 31, 2004, options were exercised to purchase 92,964 shares, 6,666 shares and 4,166 shares of common stock at a price of $8.6875, $13.00 and $9.10, respectively. During the year ended December 31, 2003, options were exercised to purchase 240,359 shares, 10,000 shares and 8,334 shares of common stock at a price of $8.6875, $13.00 and $9.10, respectively. During the year ended December 31, 2002, options were exercised to purchase 102,504 shares and 3,334 shares of common stock at a price of $8.6875 and $13.00, respectively. As of December 31, 2004, 56,666 options have been forfeited and 85,831 options priced at $8.6875 remain unexercised. All unexercised options expire on the date that is ten years after the date of the grant of such option.

Aggregated Option Exercises and Fiscal Year-end Option Value Table

The following table sets forth the information noted for all exercises of stock options during the fiscal year ended December 31, 2004 by each of the Named Officers and the fiscal year end value of unexercised options.

	Shares Acquired On Exercise(#)(1)	Value Realized($)(2)	Number of Securities Underlying Unexercised Options/SARs At Fiscal Year-End(#)(1)		Value of Unexercised In-The-Money Options/SARs At Fiscal Year-End($)(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
General William Lyon	—	—	—	—	—	—
Wade H. Cable	—	—	50,000	0	$3,077,625	0
Douglas F. Bauer	—	—	0	0	0	0
Thomas J. Mitchell	—	—	0	0	0	0
Mary J. Connelly	8,000	$602,500	8,665	0	$533,352	0

(1)	All exercised, exercisable and unexercisable options for each of the Named Officers were granted on May 9, 2000 under the Stock Incentive Plan. The options granted under the Stock Incentive Plan vested one-third on May 9, 2001, one-third on May 9, 2002 and one-third on May 9, 2003. The exercise price of these options is $8.6875. The value of unexercised in-the-money options is calculated by determining the difference between the closing price of the Company’s common stock on the New York Stock Exchange at December 31, 2004 ($70.24 per share) and the exercise price of the options.

(2)	The value realized is calculated by determining the difference between the closing price of the Company’s common stock on the New York Stock Exchange at exercise and the exercise price.

Securities Authorized for Issuance Under Equity Compensation Plans

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

Employment Contracts, Termination of Employment and Change-in-Control Arrangements

Employees, including executive officers, enter into annual employment agreements which provide that their employment is at-will. The employment agreements with each of General William Lyon, Wade H. Cable, Douglas F. Bauer, Thomas J. Mitchell and Mary J. Connelly provide for an annual salary effective January 1, 2005 of $1,000,000, $500,000, $225,000, $225,000 and $225,000 respectively. Each employment agreement also provides for a monthly automobile allowance of $400, except for General William Lyon.

The Company has entered into indemnification agreements with all of its directors and the Named Officers, among others, to provide them with the maximum indemnification allowed under the Company’s certificate of incorporation and applicable law, including indemnification for all judgments and expenses incurred as the result of any lawsuit in which such person is named as a defendant by reason of being a director, officer or employee of the Company, to the maximum extent such indemnification is permitted by the laws of Delaware.

Compensation Committee Interlocks and Insider Participation

The members of the Company’s Compensation Committee are General James E. Dalton and Messrs. William H. McFarland, Alex Meruelo, Michael L. Meyer and Randolph W. Westerfield. None of the members of the Compensation Committee has ever been an officer or employee of the Company or any of its subsidiaries. None of the Company’s executive officers has ever served as a director or member of the Compensation Committee (or other board committee performing equivalent functions) of another entity, one of whose executive officers served in either of those capacities for the Company.

Director Compensation

In 2004, outside directors received an annual retainer of $30,000 per year plus $1,000 for each board of directors meeting attended and $1,000 per year per committee for service on committees of the board of directors, which are paid in cash. The Company has adopted the William Lyon Homes Outside Directors Deferred Compensation Plan effective as of February 11, 2002 and the William Lyon Homes 2004 Outside Directors Deferred Compensation Plan effective as of December 28, 2004, pursuant to which each outside director may elect to defer payment of a portion or all of his annual compensation until his retirement date or a fixed payment date in the future at which time he would receive all deferred amounts and accumulated earnings thereon, if any, in a lump sum. General Dalton is the only director who has elected to defer director compensation under the plan and in 2004 General Dalton elected to defer all of his director compensation under the plan.

Under the Company’s Non-Qualified Retirement Plan for Outside Directors, each outside director is eligible to receive $2,000 per month beginning on the first day of the month following death, disability or retirement at age 72; or, in the case of an outside director who ceases participation in the plan prior to death, disability or retirement at age 72 but has completed at least ten years of service as a director, eligibility for benefit payments pursuant to the plan begins on the first day of the month following the latter of (a) the day on which such person attains the age of 65, or (b) the day on which such person’s service terminates after completing at least ten years of service as a director. The monthly payments will continue for the number of months that equals the number of months the outside director served as a director and are payable to the director’s beneficiary in the event of the director’s death. If a retired outside director receiving payments under the plan resumes his status as a director or becomes an employee, the payments under the plan are suspended during the period of such service.

No options were granted during 2004 to any director. On May 9, 2000, Messrs. Dalton, Frankel, McFarland, Meyer and Westerfield were each granted options to purchase 10,000 shares of common stock at a price of $8.6875 per share. These options vested in the following installments: one-third on May 9, 2001, one-third on May 9, 2002 and one-third on May 9, 2003. All of the options expire if unexercised on May 9, 2010. Mr. Cable was granted options to purchase 50,000 shares of common stock. The option price, vesting schedule and expiration date of Mr. Cable’s options are the same as those granted to the other directors. The grant of options to Mr. Cable is also discussed above. See “—Aggregated Option Exercises and Fiscal Year-end Option Value Table.” No options were granted to General William Lyon or William H. Lyon.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as to the number of shares of Common Stock beneficially owned as of March 18, 2005. The following table includes information for (a) each person or group that is known to the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (b) each of the directors and nominees of the Company, (c) each executive officer named in the Summary Compensation Table, and (d) all directors and executive officers of the Company as a group.

	As of March 18, 2005
	Shares Beneficially Owned		Percentage of All Common Stock(1)
General William Lyon(2)	4,413,142	(3)	50.92%
The William Harwell Lyon 1987 Trust(4)	1,749,259		20.30%
William H. Lyon(2)	0	(5)	*
Wade H. Cable(2)	297,705	(6)	3.44%
Richard E. Frankel(2)	0		*
General James E. Dalton(2)	10,000	(7)	*
William H. McFarland(2)	0		*
Alex Meruelo(2)	0		*
Michael L. Meyer(2)	10,600	(8)	*
Randolph W. Westerfield(2)	2,000		*
Douglas F. Bauer(2)	0		*
Thomas J. Mitchell(2)	0		*
Mary J. Connelly(2)	8,665	(9)	*
All directors and executive officers as a group (18 persons)	4,444,907	(5)(10)	51.12%

*	Less than 1%

(1)	Shares of common stock subject to options that are currently exercisable or exercisable within 60 days of March 18, 2005 are deemed to be outstanding and beneficially owned by the person holding such options for the purpose of computing the percentage ownership of such person, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(2)	Stockholder is at the following mailing address: c/o William Lyon Homes, 4490 Von Karman Avenue, Newport Beach, CA 92660

(3)	Includes 247,705 shares held by the Cable Family Trust, Est. 7-11-88 and 50,000 shares subject to options held by Wade H. Cable that are currently exercisable or exercisable within 60 days of March 18, 2005. General William Lyon has the power to direct the vote of all of the shares beneficially owned by the Cable Family Trust and Mr. Cable pursuant to a voting agreement among William Lyon, Wade H. Cable and Susan M. Cable, Trustees of the Cable Family Trust and Wade H. Cable, individually, dated as of May 31, 2002 (the “Voting Agreement”).

(4)	Stockholder is at the following mailing address: c/o Richard M. Sherman, Jr., 840 Newport Center Drive, Suite 400, Newport Beach, CA 92660. Mr. Sherman is the trustee of the stockholder. Mr. Sherman is also the trustee of the William Harwell Lyon Separate Property Trust, which owns 331,437 shares of the Company’s Common Stock.

(5)	Does not include 1,749,259 shares of common stock held by The William Harwell Lyon 1987 Trust or 331,437 shares of common stock held by The William Harwell Lyon Separate Property Trust, of each of which William H. Lyon is the sole beneficiary. William H. Lyon does not have or share, directly or indirectly, the power to vote or to direct the vote of these shares, and thus, William H. Lyon disclaims beneficial ownership of these shares.

(6)	Includes 247,705 shares held by the Wade H. Cable & Susan M. Cable, Trustees of the Cable Family Trust, Est. 7-11-88 and 50,000 shares subject to options held by Wade H. Cable that are currently exercisable or exercisable within 60 days of March 18, 2005. These shares are subject to the Voting Agreement with General Lyon. See note (3). Does not include 1,203 shares directly owned by children of Mr. Cable, as to which shares Mr. Cable disclaims beneficial ownership.

(7)	Includes 10,000 shares subject to options held by General Dalton that are currently exercisable or exercisable within 60 days of March 18, 2005.

(8)	Includes 10,000 shares subject to options held by Mr. Meyer that are currently exercisable or exercisable within 60 days of March 18, 2005 and 600 shares held by Michael L. Meyer, Trustee of the Michael L. Meyer Living Trust, Est. May 4, 1989.

(9)	Includes 8,665 shares subject to options held by Ms. Connelley that are currently exercisable or exercisable within 60 days of March 18, 2005

(10)	Includes 79,165 shares subject to options held by directors and executive officers that are currently exercisable or exercisable within 60 days of March 18, 2005.

Except as otherwise indicated in the above notes, shares shown as beneficially owned are those as to which the named person possesses sole voting and investment power. However, under California law, personal property owned by a married person may be community property which either spouse may manage and control. The Company has no information as to whether any shares shown in this table are subject to California community property law.

Item 13.    Certain Relationships and Related Transactions

Acquisition of Real Estate Projects from Entities Controlled by General William Lyon and/or William H. Lyon.

On October 26, 2000, the Company’s board of directors (with General William Lyon and William H. Lyon abstaining) approved the purchase of 579 lots for a total purchase price of $12,581,000 from an entity controlled by General William Lyon and William H. Lyon. The terms of the purchase agreement provide for an initial option payment of $1,000,000 and a rolling option takedown of the lots. In addition, one-half of the net profits in excess of six percent from the development are to be paid to the seller. Phase takedowns of approximately 20 lots each were anticipated to occur at two to three month intervals for each of several product types through September 2004. As of December 31, 2004, all lots were purchased under this agreement. During the years ended December 31, 2004, 2003 and 2002, the Company purchased 92, 72 and 183 lots, respectively, under this agreement for a total purchase price of $1,984,000, $2,507,000 and $4,150,000, respectively. During the years ended December 31, 2004, 2003 and 2002, the Company paid $1,689,000, $0 and $1,614,000, respectively, for one-half of the net profits in excess of six percent from the development. This land acquisition qualified as an affiliate transaction under the Company’s 12 1/2% Senior Notes due July 1, 2003 Indenture dated as of June 29, 1994 (“Indenture”). Pursuant to the terms of the Indenture, the Company determined that the land acquisition is on terms that are no less favorable to the Company than those that would have been obtained in a comparable transaction by the Company with an unrelated person. The Company delivered to the Trustee under the Indenture a resolution of the Company’s Board of Directors set forth in an Officers’ Certificate certifying that the land acquisition is on terms that are no less favorable to the Company than those that would have been obtained in a comparable transaction by the Company with an unrelated person and the land acquisition was approved by a majority of the disinterested members of the Company’s Board of Directors of the Company. Further, the Company delivered to the Trustee under the Indenture a determination of value by a real estate appraisal firm which is of regional standing in the region in which the subject property is located and is MAI certified.

On July 9, 2002, the Company’s Board of Directors (with General William Lyon and William H. Lyon abstaining) approved the purchase of 144 lots, through a land banking arrangement, for a total purchase price of $16,660,000 from an entity that purchased the lots from General William Lyon. The terms of the purchase agreement provide for an initial deposit of $3,300,000 (paid on July 23, 2002) and monthly option payments of 11.5% on the seller’s outstanding investment. Such option payments entitle the Company to phase takedowns of approximately 14 lots each, which were anticipated to occur at one to two month intervals through March 2004. As of December 31, 2004, all lots were purchased under this agreement. During the years ended December 31, 2004, 2003 and 2002, 43, 85 and 16 lots have been purchased under this agreement for a purchase price of $4,975,000, $9,834,000 and $1,851,000, respectively. Had the Company purchased the property directly from General Lyon, the acquisition would have qualified as an affiliate transaction under the Indenture. Even though the Company’s agreement is not with General William Lyon, the Company chose to treat it as an affiliate transaction. Pursuant to the terms of the Indenture, the Company determined that the land acquisition is on terms that are no less favorable to the Company than those that would have been obtained in a comparable transaction by the Company with an unrelated person. The Company delivered to the Trustee under the Indenture a resolution of the Board of Directors of the Company set forth in an Officers’ Certificate certifying that the land acquisition is on terms that are no less favorable to the Company than those that would have been obtained in a comparable transaction by the Company with an unrelated person and the land acquisition was approved by a majority of the disinterested members of the Board of Directors of the Company. Further, the Company has delivered to the Trustee under the Indenture a determination of value by a real estate appraisal firm which is of regional standing in the region in which the subject property is located and is MAI certified.

Purchase of Land from Unconsolidated Joint Venture.

The Company purchased land for a total purchase price of $33,655,000, $8,440,000 and $17,079,000 during the years ended December 31, 2004, 2003 and 2002, respectively, from certain of the Company’s joint ventures.

Agreements with Entities Controlled by William Lyon and William H. Lyon.

For the years ended December 31, 2004, 2003 and 2002, the Company incurred reimbursable on-site labor costs of $183,000, $277,000 and $178,000, respectively, for providing customer service to real estate projects developed by entities controlled by General William Lyon and William H. Lyon, of which $26,000 and $25,000 was due to the Company at December 31, 2004 and 2003, respectively. In addition, the Company earned fees of

$110,000, $109,000 and $99,000, respectively, for tax and accounting services performed for entities controlled by General William Lyon and William H. Lyon during the years ended December 31, 2004, 2003 and 2002.

Rent Paid to a Trust of which William H. Lyon is the Sole Beneficiary.

For the years ended December 31, 2004, 2003, and 2002, the Company incurred charges of $755,000, $753,000, and $729,000, respectively, related to rent on the Company’s corporate office, from a trust of which William H. Lyon is the sole beneficiary.

Charges Incurred Related to the Charter and Use of Aircraft.

During the years ended December 31, 2004, 2003 and 2002, the Company incurred charges of $172,000, $250,000 and $177,000, respectively, related to the charter and use of aircraft owned by an affiliate of General William Lyon.

Effective September 1, 2004, the Company entered into an aircraft consulting and management agreement with an affiliate (the “Affiliate”) of William Lyon to operate and manage the Company’s aircraft which was placed in service effective as of September 1, 2004. The terms of the agreement provide that the Affiliate shall consult and render its advice and management services to the Company with respect to all functions necessary to the operation, maintenance and administration of the aircraft. The Company’s business plan for the aircraft includes (i) use by Company executives for traveling on Company business to the Company’s divisional offices and other destinations, (ii) charter service to outside third parties and (iii) charter service to General William Lyon personally. Charter services for outside third parties and General William Lyon personally are contracted for at market rates. As compensation to the Affiliate for its management and consulting services under the agreement, the Company pays the Affiliate a fee equal to (i) the amount equal to 107% of compensation paid by the Affiliate for the pilots supplied pursuant to the agreement, (ii) $50 per operating hour for the aircraft and (iii) $9,000 per month for hangar rent. In addition, all maintenance work, inspections and repairs performed by the Affiliate on the aircraft are charged to the Company at the Affiliate’s published rates for maintenance, inspection and repairs in effect at the time such work is completed.

Pursuant to the agreement above, the Company had earned revenue of $187,000 for charter services provided to General William Lyon personally, as of December 31, 2004.

Mortgage Loans.

In 2004, the Company offered home mortgage loans to its employees and directors through its mortgage company subsidiary, Duxford Financial, Inc. These loans were made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. These loans did not involve more than the normal risk of collectability or present other unfavorable features and were sold to investors typically within 7 to 15 days.

Home Purchases.

On May 28, 2004 and June 18, 2004, General William Lyon and his wife, Willa Dean Lyon, purchased two of the Company’s homes for a total purchase price of approximately $877,000. The purchase prices were based on the prices offered to third parties and no discounts were given. The homes were purchased for use as residences by certain family members.

On October 28, 2004, one of the Company’s directors, Michael L. Meyer, purchased one of the Company’s homes for a total purchase price of approximately $835,000. The purchase price was based on the prices offered to third parties and no discounts were given.

Finder’s Fee Agreement.

The Company and Alex Meruelo are parties to an agreement pursuant to which Mr. Meruelo is eligible to receive a finder’s fee based upon the cash distributions received by a subsidiary of the Company from a joint venture development project relating to a portion of the Fort Ord military base in Monterey County, California. The joint venture development project resulted from Mr. Meruelo’s introduction of the Company to Woodman Development Company, LLC (“Woodman”) and the subsequent formation of East Garrison Partners I, LLC (“EGP”) as a joint venture between Woodman and Lyon East Garrison Company I, LLC (“EGC”). The finder’s fee will equal 5% of all net cash distributions distributed by EGP to EGC with respect to EGC’s existing 50% interest in EGP that are in excess of distributions with respect to certain deficit advances, deficit preferred returns, returns of capital and preferred returns on unreturned capital. The calculation of the finder’s fee will be based on net cash distributions received from EGP on land sales and will not be determined on the basis of any revenues, profits or distributions received from any affiliate of EGC for the construction and sale or leasing of residential or commercial buildings on such lots. Mr. Meruelo is not obligated to perform any services for EGC other than the introduction to Woodman.

Certain Family Relationships.

William H. Lyon, one of the Company’s directors and the Vice President and Chief Administrative Officer of the Company, is the son of General William Lyon. General William Lyon is the Company’s Chairman of the Board of Directors and the Chief Executive Officer. In 2004, William H. Lyon received a base salary of $115,000 and a monthly car allowance of $400 from the Company, and earned a bonus of $398,202 under the terms of the Company’s 2004 Cash Bonus Plan. The bonus earned by William H. Lyon in 2004 is consistent with bonuses earned by other Company employees with similar responsibilities.

Terry A. Connelly, who is Vice President and Director of Operations of the Company’s Nevada Division, is married to Mary J. Connelly, President of the Nevada Division. In 2004, Mr. Connelly received a base salary of $139,800 and a monthly car allowance of $400 from the Company, and earned a bonus of $815,630 under the terms of the Company’s 2004 Cash Bonus Plan. The bonus earned by Mr. Connelly in 2004 is consistent with the bonuses earned by other Company employees with similar responsibilities.

Jeffrey D. Frankel, who is an Assistant Project Manager in the Company’s Northern California Division, is the son of Richard E. Frankel, a director of the Company. In 2004, Mr. Frankel received salary payments of $66,844 (based on an annual base salary of $95,000) and a monthly car allowance of $400 from the Company, and earned a bonus of $117,049 under the terms of the Company’s 2004 Cash Bonus Plan. The bonus earned by Mr. Frankel in 2004 is consistent with the bonuses earned by other Company employees with similar responsibilities.

Item 14.    Principal Accountant Fees and Services

The fees for professional services provided by Ernst & Young LLP in fiscal years 2004 and 2003 were:

Type of Fees	2004	2003
Audit Fees	$1,362,000	$582,000
Audit-Related Fees	178,000	—
Tax Fees	164,000	70,000
All Other Fees	—	—

Total Fees	$1,704,000	$652,000

In the above table, in accordance with the definitions of the SEC, “Audit Fees” include fees for the audit of the Company’s consolidated financial statements included in its Annual Report on Form 10-K, review of the unaudited financial statements included in its quarterly reports on Form 10-Q, comfort letters, consents, assistance with documents filed with the SEC, and accounting and reporting consultation in connection with the audit and /or quarterly reviews. In 2004, “Audit Fees” also includes fees incurred in connection with the audit of the Company’s internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002. “Tax Fees” include fees for tax compliance and tax planning. “Audit-Related Fees” are fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and includes fees for audits of separate financial statements of consolidated joint ventures. “All Other Fees” are fees for any services not included in the first three categories.

Pre-Approval Policies and Procedures:    The Audit Committee has adopted a policy that requires advance approval of all audit, audit-related, tax services, and other services performed by the independent registered public accounting firm. The policy provides for pre-approval by the Audit Committee of specifically defined audit and non-audit services. Unless the specific service has been previously pre-approved with respect to that year, the Audit Committee must approve the permitted service before the independent auditors are engaged to perform it. The Audit Committee has delegated to the Chair of the Audit Committee authority to approve permitted services provided that the Chair reports any decisions to the Committee at its next scheduled meeting.

The Audit Committee considered the compatibility of the provision of other services by Ernst & Young LLP with the maintenance of Ernst & Young LLP’s independence. The Audit Committee approved all audit and non-audit services provided by Ernst & Young LLP in 2004.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(b)  Exhibits:

The following exhibits are filed with this report:

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILLIAM LYON HOMES

April 29, 2005	By:	/s/ MICHAEL D. GRUBBS
Michael D. Grubbs
Senior Vice President,
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.