Form 10-Q
period 2005-03-31
WILLIAM LYON HOMES
filed 2005-05-10
CIK 1095996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

    SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-31625

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

YES  ☒                    NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES  ☒                    NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at May 1, 2005
Common stock, par value $.01	8,616,236

WILLIAM LYON HOMES

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements.

WILLIAM LYON HOMES

CONSOLIDATED BALANCE SHEETS

(in thousands except number of shares and par value per share)

ASSETS
	March 31, 2005	December 31, 2004
	(unaudited)
Cash and cash equivalents	$33,629	$96,074
Receivables	25,904	39,302
Real estate inventories — Notes 2 and 3	1,222,494	1,059,173
Investments in and advances to unconsolidated joint ventures — Note 3	18,677	17,911
Property and equipment, less accumulated depreciation of $8,367 and $7,844 at March 31, 2005 and December 31, 2004, respectively	17,960	18,066
Deferred loan costs	13,644	13,982
Goodwill — Note 1	5,896	5,896
Other assets	25,986	24,158

	$1,364,190	$1,274,562

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$48,776	$39,364
Accrued expenses	96,686	150,774
Notes payable	156,405	48,571
7 5/8% Senior Notes due December 15, 2012 — Note 4	150,000	150,000
10 3/4% Senior Notes due April 1, 2013 — Note 4	246,712	246,648
7 1/2% Senior Notes due February 15, 2014 — Note 4	150,000	150,000

	848,579	785,357

Minority interest in consolidated entities — Notes 2 and 3	148,009	142,096

Stockholders’ equity — Note 6
Common stock, par value $.01 per share; 30,000,000 shares authorized; 8,616,236 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively; 1,275,000 shares issued and held in treasury at March 31, 2005 and December 31, 2004, respectively	86	86
Additional paid-in capital	30,250	30,250
Retained earnings	337,266	316,773

	367,602	347,109

	$1,364,190	$1,274,562

See accompanying notes.

WILLIAM LYON HOMES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands except per common share amounts)

(unaudited)

	Three Months Ended March 31,
	2005	2004
Operating revenue
Home sales	$244,656	$254,548
Lots, land and other sales	2,026	—

	246,682	254,548

Operating costs
Cost of sales — homes	(174,982)	(200,436)
Cost of sales — lots, land and other	(1,813)	—
Sales and marketing	(11,115)	(10,413)
General and administrative	(17,441)	(13,664)
Other	(682)	(333)

	(206,033)	(224,846)

Equity in loss of unconsolidated joint ventures — Note 3	(411)	(96)

Minority equity in income of consolidated entities — Note 2	(6,260)	(4,260)

Operating income	33,978	25,346
Other (loss) income, net	(105)	405

Income before provision for income taxes	33,873	25,751
Provision for income taxes — Note 1	(13,380)	(10,342)

Net income	$20,493	$15,409

Earnings per common share — Note 1
Basic	$2.38	$1.57

Diluted	$2.36	$1.55

See accompanying notes.

WILLIAM LYON HOMES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2005

(in thousands)

(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total
	Shares	Amount
Balance — December 31, 2004	8,616	$86	$30,250	$316,773	$347,109
Net income	—	—	—	20,493	20,493

Balance — March 31, 2005	8,616	$86	$30,250	$337,266	$367,602

See accompanying notes.

WILLIAM LYON HOMES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2005	2004
Operating activities
Net income	$20,493	$15,409
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	523	225
Equity in loss of unconsolidated joint ventures	411	96
Minority equity in income of consolidated entities	6,260	4,260
Provision for income taxes	13,380	10,342
Net changes in operating assets and liabilities:
Receivables	13,398	15,253
Real estate inventories	(163,257)	(205,831)
Deferred loan costs	338	(527)
Other assets	(1,828)	(791)
Accounts payable	9,412	8,680
Accrued expenses	(67,468)	(31,175)

Net cash used in operating activities	(168,338)	(184,059)

Investing activities
Investments in and advances to unconsolidated joint ventures	(1,177)	(412)
Distributions of capital from unconsolidated joint ventures	—	5,584
Purchases of property and equipment	(417)	(168)

Net cash (used in) provided by investing activities	(1,594)	5,004

Financing activities
Proceeds from borrowing on notes payable	357,575	354,415
Principal payments on notes payable	(249,741)	(352,125)
Issuance of 7 1/2% Senior Notes	—	147,563
Minority interest (distributions) contributions, net	(347)	28,247
Common stock issued for exercised options	—	362

Net cash provided by financing activities	107,487	178,462

Net decrease in cash and cash equivalents	(62,445)	(593)
Cash and cash equivalents — beginning of period	96,074	24,137

Cash and cash equivalents — end of period	$33,629	$23,544

Supplemental disclosures of cash flow information
Cash paid during the period for interest, net of amounts capitalized	$—	$—

Income tax benefit credited to additional paid-in capital in connection with stock option exercises	$—	$1,247

Consolidation of real estate inventories of previously unconsolidated joint ventures	$—	$160,124

Consolidation of notes payable of previously unconsolidated joint ventures	$—	$90,252

Consolidation of other net assets of previously unconsolidated joint ventures	$—	$43,568

See accompanying notes.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 — Basis of Presentation and Significant Accounting Policies

William Lyon Homes, a Delaware corporation, and subsidiaries (the “Company”) are primarily engaged in designing, constructing and selling single family detached and attached homes in California, Arizona and Nevada.

The unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The consolidated financial statements included herein should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

The interim consolidated financial statements have been prepared in accordance with the Company’s customary accounting practices. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a presentation in accordance with U.S. generally accepted accounting principles have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

The preparation of the Company’s financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities as of March 31, 2005 and December 31, 2004 and revenues and expenses for the periods presented. Accordingly, actual results could differ materially from those estimates in the near-term.

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

The Company evaluates performance and allocates resources primarily based on the operating income of individual home building projects. Operating income is defined by the Company as operating revenue less operating costs plus equity in loss of unconsolidated joint ventures less minority equity in income of consolidated entities. Accordingly, operating income excludes certain expenses included in the determination of net income. All other segment measurements are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

	March 31,
	2005	2004
Warranty liability, beginning of period	$14,308	$7,267
Warranty liability from consolidated entities as of January 1, 2004 — Note 2	—	1,664
Warranty provision during period	2,701	2,585
Warranty settlements during period	(4,230)	(2,499)

Warranty liability, end of period	$12,779	$9,017

At December 31, 2004, the Company has unused recognized built-in losses in the amount of $22,649,000 which are available to offset future taxable income and expire between 2009 and 2011. The utilization of these losses is limited to offset $3,235,000 of taxable income per year; however, any unused losses in any year may be carried forward for utilization in future years through 2011. The Company’s ability to utilize the foregoing tax benefits will depend upon the amount of its future taxable income and may be further limited under certain circumstances.

Earnings per share amounts for all periods presented conform to Financial Accounting Standards Board Statement of Financial Accounting Standards No. 128, Earnings Per Share. Basic and diluted earnings per common share for the three months ended March 31, 2005 are based on 8,616,236 and 8,692,890 weighted average shares of common stock outstanding, respectively. Basic and diluted earnings per common share for the three months ended March 31, 2004 are based on 9,800,646 and 9,931,251 weighted average shares of common stock outstanding, respectively.

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

Based on the provisions of Interpretation No. 46, the Company has concluded that under certain circumstances when the Company (i) enters into option agreements for the purchase of land or lots from an entity and pays a non-refundable deposit, (ii) enters into land banking arrangements or (iii) enters into arrangements with a financial partner for the formation of joint ventures which engage in homebuilding and land development activities, a VIE may be created under condition (ii) (b) or (c) of the previous paragraph. The Company may be deemed to have provided subordinated financial support, which refers to variable interests that will absorb some or all of an entity’s expected losses if they occur. For each VIE created, the Company has computed expected losses and residual returns based on the probability of future cash flows as outlined in Interpretation No. 46. If the Company has been determined to be the primary beneficiary of the VIE, the assets, liabilities and operations of the VIE have been consolidated with the Company’s financial statements.

Supplemental consolidating financial information of the Company, specifically including information for the joint ventures and land banking arrangements consolidated under Interpretation No. 46 and for two joint ventures which were previously consolidated (see Note 5), is presented below to allow investors to determine the nature of assets held and the operations of the consolidated entities. Investments in consolidated entities in the separate financial statements of wholly-owned entities are presented below using the equity method of accounting. Consolidated real estate inventories include land deposits under option agreements or land banking arrangements (excluding the consolidated land banking arrangements as previously described in this paragraph) of $43,397,000 and $38,023,000 at March 31, 2005 and December 31, 2004, respectively.

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

The Company enters into purchase agreements with various land sellers. In some instances, and as a method of acquiring land in staged takedowns, thereby minimizing the use of funds from the Company’s revolving credit facilities and other corporate financing sources and limiting the Company’s risk, the Company transfers its right in such purchase agreements to entities owned by third parties (land banking arrangements). These entities use equity contributions and/or incur debt to finance the acquisition and development of the lots. The entities grant the Company an option to acquire lots in staged takedowns. In consideration for this option, the Company makes a non-refundable deposit equal to 20% or less of the total purchase price. Additionally, the Company may be subject to other penalties if lots are not acquired. The Company is under no obligation to purchase the balance of the lots, but would forfeit remaining deposits and be subject to penalties if the lots were not purchased. The Company does not have legal title to these entities or their assets and has not guaranteed their liabilities. These land banking arrangements help the Company manage the financial and market risk associated with land holdings. The Company participates in two land banking arrangements, which are not VIEs in accordance with FIN 46, and are not consolidated as of March 31, 2005 and December 31, 2004. The deposits and penalties related to the two land banking projects have been recorded in the accompanying consolidated balance sheet. The financial statements of these two entities are not consolidated with the Company’s consolidated financial statements.

One of the land banking arrangements which has been determined to be a VIE was entered into effective on September 29, 2003. Under this arrangement, the Company transferred to an entity owned by a third party the Company’s right to purchase certain real estate assets (lots) from a joint venture whose financial statements have

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

previously been consolidated with the Company’s financial statements (see Note 3). Concurrently, the Company entered into an option agreement with the entity owned by a third party whereby the Company agreed to acquire lots in staged takedowns through August 15, 2005. The Company made a non-refundable deposit of $14,418,000 and the entity owned by a third party made an equity contribution of $42,214,000 to purchase the lots from the joint venture for a total price of $56,632,000 (which included a $16,441,000 preferred return to the outside partner of the joint venture). The Company is under no obligation to purchase the lots, but would forfeit remaining deposits if the lots were not purchased. The Company does not have legal title to the entity owned by a third party and has not guaranteed its liabilities. The total purchase price under the option agreement is $60,848,550 plus a 10 1/4% preferred return on invested capital to the outside third party. The property consists of 128 single-family lots and 22 high-density lots on which the Company expects to construct 128 single-family homes on the single-family lots and 44 duplex condominium units on the high-density lots. The homes are expected to be constructed and sold in phases over a two-to-three year period with approximate base sales prices ranging from $805,000 to $1,100,000. As of March 31, 2005, 157 lots have been taken down and 106 homes have closed. The intercompany sales and related profits have been eliminated in consolidation.

Summary information with respect to the Company’s consolidated and unconsolidated land banking arrangements is as follows as of March 31, 2005 (dollars in thousands):

	Consolidated	Unconsolidated
Total number of land banking projects	1	2

Total number of lots	172	866

Total purchase price	$60,849	$83,164

Balance of lots still under option and not purchased:
Number of lots	15	313

Purchase price	$5,519	$33,196

Forfeited deposits and penalties if lots are not purchased	$1,755	$13,404

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET BY FORM OF OWNERSHIP

(in thousands)

	March 31, 2005
		Consolidated Entities
	Wholly- Owned	Variable Interest Entities Under Interpretation No. 46	Joint Ventures Previously Consolidated	Eliminating Entries	Consolidated Total

ASSETS

Cash and cash equivalents	$18,557	$15,072	$—	$—	$33,629
Receivables	24,789	1,115	—	—	25,904
Real estate inventories	995,854	226,640	—	—	1,222,494
Investments in and advances to unconsolidated joint ventures	18,677	—	—	—	18,677
Investments in consolidated entities	60,783	—	—	(60,783)	—
Other assets	63,486	—	—	—	63,486
Intercompany receivables	—	—	4,228	(4,228)	—

	$1,182,146	$242,827	$4,228	$(65,011)	$1,364,190

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued expenses	$132,524	$8,716	$4,222	$—	$145,462
Notes payable	133,608	22,797	—	—	156,405
7 5/8% Senior Notes due December 15, 2012	150,000	—	—	—	150,000
10 3/4% Senior Notes due April 1, 2013	246,712	—	—	—	246,712
7 1/2% Senior Notes due February 15, 2014	150,000	—	—	—	150,000
Intercompany payables	1,700	2,528	—	(4,228)	—

Total liabilities	814,544	34,041	4,222	(4,228)	848,579
Minority interest in consolidated entities	—	—	—	148,009	148,009
Owners’ capital
William Lyon Homes	—	60,777	6	(60,783)	—
Others	—	148,009	—	(148,009)	—
Stockholders’ equity	367,602	—	—	—	367,602

	$1,182,146	$242,827	$4,228	$(65,011)	$1,364,190

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONDENSED CONSOLIDATING STATEMENT OF INCOME BY FORM OF OWNERSHIP

(in thousands)

	Three Months Ended March 31, 2005
	Wholly- Owned	Consolidated Entities		Elimination Entries	Consolidated Total
		Variable Interest Entities Under Interpretation No. 46	Joint Ventures Previously Consolidated
Operating revenue
Sales	$189,459	$57,223	$—	$—	$246,682
Management fees	1,913	—	—	(1,913)	—

	191,372	57,223	—	(1,913)	246,682

Operating costs
Cost of sales	(137,327)	(41,381)	—	1,913	(176,795)
Sales and marketing	(8,624)	(2,491)	—	—	(11,115)
General and administrative	(17,441)	—	—	—	(17,441)
Other	(682)	—	—	—	(682)

	(164,074)	(43,872)	—	1,913	(206,033)

Equity in loss of unconsolidated joint ventures	(411)	—	—	—	(411)

Equity in income of consolidated entities	7,234	—	—	(7,234)	—

Minority equity in income of consolidated entities	—	—	—	(6,260)	(6,260)

Operating income	34,121	13,351	—	(13,494)	33,978
Other (loss) income, net	(248)	143	—	—	(105)

Income before provision for income taxes	33,873	13,494	—	(13,494)	33,873
Provision for income taxes	(13,380)	—	—	—	(13,380)

Net income	$20,493	$13,494	$—	$(13,494)	$20,493

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONDENSED CONSOLIDATING STATEMENT OF INCOME BY FORM OF OWNERSHIP

(in thousands)

	Three Months Ended March 31, 2004
	Wholly- Owned	Consolidated Entities		Eliminating Entries	Consolidated Total
		Variable Interest Entities Under Interpretation No. 46	Joint Ventures Previously Consolidated
Operating revenue
Sales	$193,572	$60,976	$11,874	$(11,874)	$254,548
Management fees	1,864	—	—	(1,864)	—

	195,436	60,976	11,874	(13,738)	254,548

Operating costs
Cost of sales	(153,265)	(49,035)	(11,874)	13,738	(200,436)
Sales and marketing	(7,848)	(2,565)	—	—	(10,413)
General and administrative	(13,664)	—	—	—	(13,664)
Other	(333)	—	—	—	(333)

	(175,110)	(51,600)	(11,874)	13,738	(224,846)

Equity in loss of unconsolidated joint ventures	(96)	—	—	—	(96)

Equity in income of consolidated entities	5,134	—	—	(5,134)	—

Minority equity in income of consolidated entities	—	—	—	(4,260)	(4,260)

Operating income	25,364	9,376	—	(9,394)	25,346
Other (loss) income, net	387	18	—	—	405

Income before provision for income taxes	25,751	9,394	—	(9,394)	25,751
Provision for income taxes	(10,342)	—	—	—	(10,342)

Net income	$15,409	$9,394	$—	$(9,394)	$15,409

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

Note 3 — Investments in and Advances to Unconsolidated Joint Ventures

The Company and certain of its subsidiaries are general partners or members in joint ventures involved in the development and sale of residential projects. The consolidated financial statements of the Company include the accounts of the Company, all majority-owned and controlled subsidiaries and certain joint ventures which have been determined to be variable interest entities in which the Company is considered the primary beneficiary (see Note 2). The financial statements of joint ventures which have not been determined to be variable interest entities in which the Company is considered the primary beneficiary are not consolidated with the Company’s financial statements. The Company’s investments in unconsolidated joint ventures are accounted for using the equity method because the Company has a 50% or less voting or economic interest (and thus such joint ventures are not controlled by the Company). Condensed combined financial information of these unconsolidated joint ventures as of March 31, 2005 and December 31, 2004 is summarized as follows:

CONDENSED COMBINED BALANCE SHEETS

(in thousands)

	March 31, 2005	December 31, 2004
	(unaudited)
ASSETS
Cash and cash equivalents	$577	$1,132
Receivables	1,220	948
Real estate inventories	40,740	38,193
Investment in unconsolidated joint venture	27,888	25,799
Property and equipment	192	165

	$70,617	$66,237

LIABILITIES AND OWNERS’ CAPITAL
Accounts payable	$2,773	$2,313
Notes payable	30,835	28,580
Advances from William Lyon Homes	280	413

	33,888	31,306

Owners’ capital
William Lyon Homes	18,397	17,498
Others	18,332	17,433

	36,729	34,931

	$70,617	$66,237

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONDENSED COMBINED STATEMENTS OF INCOME

(in thousands)

	Three Months Ended March 31,
	2005	2004
Operating costs
General and administrative	$(535)	$(192)
Other	(287)	—

Net loss	$(822)	$(192)

Allocation to owners
William Lyon Homes	$(411)	$(96)
Others	(411)	(96)

	$(822)	$(192)

Income allocations and cash distributions to the Company are based on predetermined formulas between the Company and the joint venture partners as specified in the applicable partnership or operating agreements. The Company generally receives, after partners’ priority returns and return of partners’ capital, approximately 50% of the profits and cash flows from joint ventures.

During the year ended December 31, 2002, one of the Company’s joint ventures (“Existing Venture”) was restructured such that the Company was required to purchase the 538 lots owned by the Existing Venture on a specified takedown basis through October 15, 2003 at a purchase price equal to the future cost of such lots including a 20% preferred return on invested capital to the outside partner of the Existing Venture. During the year ended December 31, 2002, the first 242 lots were purchased from the Existing Venture for $64,468,000, which included a $12,493,000 preferred return to the outside partner of the Existing Venture. The 242 lots were purchased by a newly formed joint venture (“New Venture”) between the Company and an outside partner. The Company was required to and did purchase the 242 lots owned by the New Venture on a specified takedown basis through May 15, 2004 at a purchase price equal to $74,210,000 plus a 13 1/2% preferred return on invested capital to the outside partner of the New Venture. Because the Company is required to purchase the lots owned by both the Existing Venture and the New Venture, and the Company now controls both ventures, the financial statements of both ventures have been consolidated with the Company’s financial statements. During the year ended December 31, 2002, an additional 44 lots were purchased from the Existing Venture for $19,765,000, which included a $3,953,000 preferred return to the outside partner of the Existing Venture. The 44 lots were purchased through a land banking arrangement (see Note 2 for additional information regarding the Company’s land banking arrangements). During the year ended December 31, 2003, an additional 219 lots were purchased from the Existing Venture for $74,896,000, which included a $21,743,000 preferred return to the outside partner of the Existing Venture. These purchases included (1) 172 lots which were purchased from the Existing Venture under a land banking arrangement (see Note 2) for $56,632,000, which included a $16,441,000 preferred return to the outside partner of the Existing Venture and (2) 47 lots which were purchased by the New Venture from the Existing Venture for $18,264,000, which included a $5,302,000 preferred return to the outside partner of the Existing Venture. During the year ended December 31, 2002, the Company purchased 15 lots from the New Venture for $5,135,000, all of which was paid to the outside partner as a return of capital. During the year ended December 31, 2003, the Company purchased 175 lots from the New Venture for $54,543,000, all of which was paid to the outside partner as a return of capital. During the year ended December 31, 2004, the Company purchased 99 lots from the New Venture for $34,281,000. During the three months ended March 31, 2005 no lots

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

were purchased by the Company from the New Venture. During the three months ended March 31, 2004, the Company purchased 42 lots from the New Venture for $11,874,000. The intercompany sales and related profits have been eliminated in consolidation.

During the year ended December 31, 2003, the Company’s wholly-owned subsidiary William Lyon Homes Inc., a California corporation, (“California Lyon”), and two unaffiliated parties formed a series of limited liability companies (“Development LLCs”) for the purpose of acquiring three parcels of land totaling 236 acres in Irvine and Tustin, California (formerly part of the Tustin Marine Corps Air Station) and developing the land into 1,910 residential homesites. The development process is anticipated to be completed by late 2005 at which time California Lyon will be required under certain specific conditions to purchase approximately one half in value of the lots. California Lyon has a 12 1/2% indirect, minority interest in the Development LLCs, which are the borrowers under two secured lines of credit. Advances under the lines of credit are to be used to pay acquisition and development costs and expenses. The lines of credit are secured by deeds of trust on the real property and improvements thereon owned by the applicable Development LLCs, as well as pledges of all net sale proceeds, related contracts and other ancillary property. The maximum commitment amounts under the lines of credit are limited by specified agreed loan-to-value ratios. The maximum commitment amount under the line of credit that closed in January 2003 (“First Line of Credit”) is $35,000,000. Subject to specified terms and conditions, California Lyon and the other direct and indirect members of the Development LLC that is the borrower under the First Line of Credit, including certain affiliates of such other members, each (i) have guaranteed to the bank the repayment of the Development LLC’s indebtedness under the First Line of Credit, completion of certain infrastructure improvements to the land, payment of necessary loan remargining obligations, and the Development LLC’s performance under its environmental indemnity and covenants, and (ii) have agreed to take all actions and pay all amounts to assure that the Development LLC is in compliance with financial covenants. The First Line of Credit matures in July 2005. The maximum commitment amount under the line of credit that closed in March 2003 (“Second Line of Credit”) is $105,000,000. The Second Line of Credit matures in September 2005. Although the guarantee obligations of the other direct and indirect members of the Development LLC that is the borrower under the Second Line of Credit, and certain of their affiliates, are similar in nature to those under the First Line of Credit, California Lyon does not have any such guarantee obligations to the banks under the Second Line of Credit. However, California Lyon has posted letters of credit equal to approximately $24,566,000 to secure its obligations as well as the Development LLCs’ obligations to the banks under both lines of credit. Further, California Lyon and the other direct and indirect members of the Development LLCs, including certain affiliates of such other members, have entered into reimbursement and indemnity agreements to allocate any liability arising from each line of credit, including the related guarantees and letters of credit. California Lyon’s parent company, William Lyon Homes, a Delaware corporation (“Delaware Lyon”) has entered into joinder agreements to be jointly and severally liable for California Lyon’s obligations under the reimbursement and indemnity agreements. While the reimbursement and indemnity agreements provide that liability is generally allocated in accordance with the members’ percentage interests in the Development LLCs’ distributions, Delaware Lyon and California Lyon may be liable for the full amount of the obligations guaranteed to the banks in certain specified circumstances, such as those involving the default, willful misconduct or gross negligence of California Lyon. As of March 31, 2005 the outstanding indebtedness under the First Line of Credit was $35,000,000 and the outstanding indebtedness under the Second Line of Credit was $105,000,000.

The Company is a member in an unconsolidated joint venture limited liability company formed for the purpose of acquiring and developing land in Nevada. At March 31, 2005, the unconsolidated joint venture had outstanding land acquisition and development debt of $30,835,000, of which the Company guaranteed $15,418,000.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

Note 4 — Senior Notes

As of March 31, 2005, the Company had the following outstanding Senior Note obligations (collectively, the “Senior Notes”) (in thousands):

7 5/8% Senior Notes due December 15, 2012	$150,000
10 3/4% Senior Notes due April 1, 2013	246,712
7 1/2% Senior Notes due February 15, 2014	150,000

$546,712

7 5/8% Senior Notes

On November 22, 2004, the Company’s 100% owned subsidiary, William Lyon Homes, Inc., a California corporation, (“California Lyon”) closed its offering of $150,000,000 principal amount of 7 5/8% Senior Notes due December 15, 2012 (the “7 5/8% Senior Notes”). The notes were sold pursuant to Rule 144A. The notes were issued at par resulting in net proceeds to the Company of approximately $148,500,000. California Lyon agreed to file a registration statement with the Securities and Exchange Commission relating to an offer to exchange the notes for publicly tradeable notes having substantially identical terms. On January 12, 2005, the Securities and Exchange Commission declared the registration statement effective and California Lyon commenced an offer to exchange any and all of its outstanding $150,000,000 aggregate principal amount of 7 5/8% Senior Notes due December 15, 2012, which are not registered under the Securities Act of 1933, for a like amount of its new 7 5/8% Senior Notes due December 15, 2012, which are registered under the Securities Act of 1933, upon the terms and subject to the conditions set forth in the prospectus dated January 12, 2005. The exchange offer was completed for $146,500,000 principal amount of the 7 5/8% Senior Notes on February 18, 2005. The remaining $3,500,000 principal amount of the old notes remains outstanding. The terms of the new notes are identical in all material respects to those of the old notes, except for certain transfer restrictions, registration rights and liquidated damages provisions relating to the old notes. Interest on the 7 5/8% Senior Notes is payable semi-annually on December 15 and June 15 of each year.

Except as set forth in the Indenture governing the 7 5/8% Senior Notes, the 7 5/8% Senior Notes are not redeemable prior to December 15, 2008. Thereafter, the 7 5/8% Senior Notes will be redeemable at the option of California Lyon, in whole or in part, at a redemption price equal to 100% of the principal amount plus a premium declining ratably to par, plus accrued and unpaid interest, if any. In addition, on or before December 15, 2007, California Lyon may redeem up to 35% of the aggregate principal amount of the notes with the proceeds of qualified equity offerings at a redemption price equal to 107.625% of the principal amount, plus accrued and unpaid interest, if any.

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

Except as set forth in the Indenture governing the 10 3/4% Senior Notes, the 10 3/4% Senior Notes are not redeemable prior to April 1, 2008. Thereafter, the 10 3/4% Senior Notes will be redeemable at the option of California Lyon, in whole or in part, at a redemption price equal to 100% of the principal amount plus a premium declining ratably to par, plus accrued and unpaid interest, if any. In addition, on or before April 1, 2006, California Lyon may redeem up to 35% of the aggregate principal amount of the notes with the proceeds of qualified equity offerings at a redemption price equal to 110.75% of the principal amount, plus accrued and unpaid interest, if any.

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

Except as set forth in the Indenture governing the 7 1/2% Senior Notes, the 7 1/2% Senior Notes are not redeemable prior to February 15, 2009. Thereafter, the 7 1/2% Senior Notes will be redeemable at the option of California Lyon, in whole or in part, at a redemption price equal to 100% of the principal amount plus a premium declining ratably to par, plus accrued and unpaid interest, if any. In addition, on or before February 15, 2007, California Lyon may redeem up to 35% of the aggregate principal amount of the notes with the proceeds of qualified equity offerings at a redemption price equal to 107.50% of the principal amount, plus accrued and unpaid interest, if any.

*    *    *    *    *

The Senior Notes are senior unsecured obligations of California Lyon and are unconditionally guaranteed on a senior unsecured basis by William Lyon Homes, a Delaware corporation (“Delaware Lyon”), which is the parent company of California Lyon, and all of Delaware Lyon’s existing and certain of its future restricted subsidiaries. The Senior Notes and the guarantees rank senior to all of the Company’s and the guarantors’ debt that is expressly subordinated to the Senior Notes and the guarantees, but are effectively subordinated to all of the Company’s and the guarantors’ senior secured indebtedness to the extent of the value of the assets securing that indebtedness.

Upon a change of control as described in the respective Indentures governing the Senior Notes (the “Senior Notes Indentures”), California Lyon may be required to offer to purchase the Senior Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest, if any.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

If the Company’s consolidated tangible net worth falls below $75,000,000 for any two consecutive fiscal quarters, California Lyon will be required to make an offer to purchase up to 10% of each class of Senior Notes originally issued at a purchase price equal to 100% of the principal amount, plus accrued and unpaid interest, if any.

California Lyon is 100% owned by Delaware Lyon. Each subsidiary guarantor is 100% owned by California Lyon or Delaware Lyon. All guarantees of the Senior Notes are full and unconditional and all of such guarantees are joint and several. There are no significant restrictions on the ability of Delaware Lyon or any guarantor to obtain funds from subsidiaries by dividend or loan.

The Senior Notes Indentures contain covenants that limit the ability of Delaware Lyon and its restricted subsidiaries to, among other things: (i) incur additional indebtedness; (ii) pay dividends or make other distributions or repurchase its stock; (iii) make investments; (iv) sell assets; (v) incur liens; (vi) enter into agreements restricting the ability of Delaware Lyon’s restricted subsidiaries (other than California Lyon) to pay dividends; (vii) enter into transactions with affiliates; and (viii) consolidate, merge or sell all or substantially all of Delaware Lyon’s and California Lyon’s assets. These covenants are subject to a number of important exceptions and qualifications as described in the Senior Notes Indentures.

The foregoing summary is not a complete description of the Senior Notes and is qualified in its entirety by reference to the Senior Notes Indentures.

The net proceeds of the offerings were used to repay amounts outstanding under revolving credit facilities and other indebtedness. The remaining proceeds were used to pay fees and commissions related to the offering and for other general corporate purposes.

At March 31, 2005, the Company had approximately $133,608,000 of secured indebtedness (excluding approximately $22,797,000 of secured indebtedness of consolidated entities — see Note 2) and approximately $176,914,000 of additional secured indebtedness available to be borrowed under the Company’s credit facilities, as limited by the Company’s borrowing base formulas.

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONSOLIDATING BALANCE SHEET

March 31, 2005

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
ASSETS
Cash and cash equivalents	$—	$13,070	$4,207	$16,352	$—	$33,629
Receivables	—	17,086	7,701	1,117	—	25,904
Real estate inventories	—	997,812	1,806	222,876	—	1,222,494
Investments in and advances to unconsolidated joint ventures	—	18,677	—	—	—	18,677
Property and equipment, net	—	1,222	16,738	—	—	17,960
Deferred loan costs	—	13,644	—	—	—	13,644
Goodwill	—	5,896	—	—	—	5,896
Other assets	—	24,675	1,311	—	—	25,986
Investments in subsidiaries	367,602	61,503	6,212	—	(435,317)	—
Intercompany receivables	—	2,364	82,504	—	(84,868)	—

	$367,602	$1,155,949	$120,479	$240,345	$(520,185)	$1,364,190

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$—	$38,985	$519	$9,272	$—	$48,776
Accrued expenses	—	93,006	3,680	—	—	96,686
Notes payable	—	127,189	6,419	22,797	—	156,405
7 5/8% Senior Notes	—	150,000	—	—	—	150,000
10 3/4% Senior Notes	—	246,712	—	—	—	246,712
7 1/2% Senior Notes	—	150,000	—	—	—	150,000
Intercompany payables	—	79,976	2,364	2,528	(84,868)	—

Total liabilities	—	885,868	12,982	34,597	(84,868)	848,579
Minority interest in consolidated entities	—	—	—	—	148,009	148,009
Stockholders’ equity	367,602	270,081	107,497	205,748	(583,326)	367,602

	$367,602	$1,155,949	$120,479	$240,345	$(520,185)	$1,364,190

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONSOLIDATING STATEMENT OF INCOME

Three Months Ended March 31, 2005

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$153,259	$36,200	$57,223	$—	$246,682
Management fees	—	1,913	—	—	(1,913)	—

	—	155,172	36,200	57,223	(1,913)	246,682

Operating costs
Cost of sales	—	(108,604)	(28,723)	(41,381)	1,913	(176,795)
Sales and marketing	—	(7,218)	(1,400)	(2,497)	—	(11,115)
General and administrative	—	(17,309)	(132)	—	—	(17,441)
Other	—	—	(682)	—	—	(682)

	—	(133,131)	(30,937)	(43,878)	1,913	(206,033)

Equity in loss of unconsolidated joint ventures	—	(268)	(143)	—	—	(411)

Income (loss) from subsidiaries	20,493	12,345	(180)	—	(32,658)	—

Minority equity in income of consolidated entities	—	—	—	—	(6,260)	(6,260)

Operating income	20,493	34,118	4,940	13,345	(38,918)	33,978
Other income (expense), net	—	161	(461)	195	—	(105)

Income before provision for income taxes	20,493	34,279	4,479	13,540	(38,918)	33,873
Provision for income taxes	—	(13,362)	—	(18)	—	(13,380)

Net income	$20,493	$20,917	$4,479	$13,522	$(38,918)	$20,493

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONSOLIDATING STATEMENT OF INCOME

Three Months Ended March 31, 2004

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$181,702	$11,870	$72,850	$(11,874)	$254,548
Management fees	—	1,864	—	—	(1,864)	—

	—	183,566	11,870	72,850	(13,738)	254,548

Operating costs
Cost of sales	—	(143,001)	(10,264)	(60,909)	13,738	(200,436)
Sales and marketing	—	(7,243)	(605)	(2,565)	—	(10,413)
General and administrative	—	(13,602)	(62)	—	—	(13,664)
Other	—	—	(333)	—	—	(333)

	—	(163,846)	(11,264)	(63,474)	13,738	(224,846)

Equity in loss of unconsolidated joint ventures	—	(96)	—	—	—	(96)

Income from subsidiaries	15,409	5,955	—	—	(21,364)	—

Minority equity in income of consolidated entities	—	—	—	—	(4,260)	(4,260)

Operating income	15,409	25,579	606	9,376	(25,624)	25,346
Other income (expense), net	—	72	108	225	—	405

Income before provision for income taxes	15,409	25,651	714	9,601	(25,624)	25,751
Provision for income taxes	—	(10,313)	—	(29)	—	(10,342)

Net income	$15,409	$15,338	$714	$9,572	$(25,624)	$15,409

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2005

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating activities
Net income	$20,493	$20,917	$4,479	$13,522	$(38,918)	$20,493
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	113	410	—	—	523
Equity in loss of unconsolidated joint ventures	—	268	143	—	—	411
Minority equity in income of consolidated entities	—	—	—	—	6,260	6,260
Equity in (earnings) loss of subsidiaries	(20,493)	(12,345)	180	—	32,658	—
Provision for income taxes	—	13,362	—	18	—	13,380
Net changes in operating assets and liabilities:
Receivables	—	5,372	3,660	4,366	—	13,398
Intercompany receivables/payables	—	—	7,366	1,196	(8,562)	—
Real estate inventories	—	(163,279)	(39)	61	—	(163,257)
Deferred loan costs	—	338	—	—	—	338
Other assets	—	(2,019)	191	—	—	(1,828)
Accounts payable	—	9,839	139	(566)	—	9,412
Accrued expenses	—	(57,555)	(291)	(9,622)	—	(67,468)

Net cash (used in) provided by operating activities	—	(184,989)	16,238	8,975	(8,562)	(168,338)

Investing activities
Net change in investment in unconsolidated joint ventures	—	(1,034)	(143)	—	—	(1,177)
Purchases of property and equipment	—	(242)	(175)	—	—	(417)
Investment in subsidiaries	—	28,145	4,998	—	(33,143)	—
Advances from affiliates	—	1,352	—	—	(1,352)	—

Net cash provided by (used in) investing activities	—	28,221	4,680	—	(34,495)	(1,594)

Financing activities
Proceeds from borrowings on notes payable	—	279,353	78,222	—	—	357,575
Principal payments on notes payable	—	(165,236)	(81,108)	(3,397)	—	(249,741)
Minority interest (distributions) contributions, net	—	(1,699)	—	1,352	—	(347)
Advances to affiliates	—	—	(19,995)	(23,062)	43,057	—

Net cash provided by (used in) financing activities	—	112,418	(22,881)	(25,107)	43,057	107,487

Net decrease in cash and cash equivalents	—	(44,350)	(1,963)	(16,132)	—	(62,445)
Cash and cash equivalents at beginning of period	—	57,420	6,170	32,484	—	96,074

Cash and cash equivalents at end of period	$—	$13,070	$4,207	$16,352	$—	$33,629

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2004

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating activities
Net income	$15,409	$15,338	$714	$9,572	$(25,624)	$15,409
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	—	111	114	—	—	225
Equity in loss of unconsolidated joint ventures	—	96	—	—	—	96
Minority equity in income of consolidated entities	—	—	—	4,260	—	4,260
Equity in earnings of subsidiaries	(15,409)	(5,955)	—	—	21,364	—
Provision for income taxes	—	10,313	—	29	—	10,342
Net changes in operating assets and liabilities:
Receivables	—	12,367	1,991	895	—	15,253
Intercompany receivables/payables	—	—	(11,621)	—	11,621	—
Real estate inventories	—	(176,791)	—	(29,040)	—	(205,831)
Deferred loan costs	—	(527)	—	—	—	(527)
Other assets	—	(972)	181	—	—	(791)
Accounts payable	—	1,627	(211)	7,264	—	8,680
Accrued expenses	—	(27,382)	(280)	(3,513)	—	(31,175)

Net cash used in operating activities	—	(171,775)	(9,112)	(10,533)	7,361	(184,059)

Investing activities
Net change in investment in unconsolidated joint ventures	—	5,172	—	—	—	5,172
Purchases of property and equipment	—	(99)	(69)	—	—	(168)
Investment in subsidiaries	—	(31,617)	—	—	31,617	—
Advances (to) from affiliates	(362)	37,867	—	(26,304)	(11,201)	—

Net cash (used in) provided by investing activities	(362)	11,323	(69)	(26,304)	20,416	5,004

Financing activities
Proceeds from borrowings on notes payable	—	289,074	65,341	—	—	354,415
Principal payments on notes payable	—	(277,886)	(57,217)	(17,022)	—	(352,125)
Issuance of 7 1/2% Senior Notes	—	147,563	—	—	—	147,563
Common stock issued for exercised options	362	—	—	—	—	362
Minority interest contributions, net	—	28	—	28,219	—	28,247
Advances (to) from affiliates	—	—	(224)	28,001	(27,777)	—

Net cash provided by financing activities	362	158,779	7,900	39,198	(27,777)	178,462

Net (decrease) increase in cash and cash equivalents	—	(1,673)	(1,281)	2,361	—	(593)
Cash and cash equivalents at beginning of period	—	13,684	4,207	6,246	—	24,137

Cash and cash equivalents at end of period	$—	$12,011	$2,926	$8,607	$—	$23,544

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

Note 5 — Related Party Transactions

On October 26, 2000, the Company’s Board of Directors (with Messrs. William Lyon and William H. Lyon abstaining) approved the purchase of 579 lots for a total purchase price of $12,581,000 from an entity controlled by William Lyon and William H. Lyon. The terms of the purchase agreement provide for an initial option payment of $1,000,000 and a rolling option takedown of the lots. In addition, one-half of the net profits in excess of six percent from the development are to be paid to the seller. Phased takedowns of approximately 20 lots each were anticipated to occur at periodic intervals for each of several product types through September 2004. As of December 31, 2004, all lots were purchased under this agreement. In addition, one-half of the net profits, as defined, in excess of six percent from the development are to be paid to the seller, of which $5,711,000 has been paid through March 31, 2005. This land acquisition qualified as an affiliate transaction under the Company’s 12 1/2% Senior Notes due July 1, 2003 Indenture dated as of June 29, 1994, as amended (“Old Indenture”). Pursuant to the terms of the Old Indenture, the Company determined that the land acquisition is on terms that are no less favorable to the Company than those that would have been obtained in a comparable transaction by the Company with an unrelated person. The Company delivered to the Trustee under the Old Indenture a resolution of the Board of Directors of the Company set forth in an Officers’ Certificate certifying that the land acquisition is on terms that are no less favorable to the Company than those that would have been obtained in a comparable transaction by the Company with an unrelated person and the land acquisition was approved by a majority of the disinterested members of the Board of Directors of the Company. Further, the Company delivered to the Trustee under the Indenture a determination of value by a real estate appraisal firm which is of regional standing in the region in which the subject property is located and is MAI certified.

On July 9, 2002, the Company’s Board of Directors (with Messrs. William Lyon and William H. Lyon abstaining) approved the purchase of 144 lots, through a land banking arrangement, for a total purchase price of $16,660,000 from an entity that purchased the lots from William Lyon. The terms of the purchase agreement provide for an initial deposit of $3,300,000 (paid on July 23, 2002) and monthly option payments of 11.5% on the seller’s outstanding investment. Such option payments entitle the Company to phase takedowns of approximately 14 lots each, which were anticipated to occur at one to two month intervals through March 2004. As of December 31, 2004, all lots have been purchased under this agreement for a purchase price of $16,660,000. Had the Company purchased the property directly, the acquisition would have qualified as an affiliate transaction under the Old Indenture. Even though the Company’s agreement is not with William Lyon, the Company chose to treat it as an affiliate transaction. Pursuant to the terms of the Old Indenture, the Company determined that the land acquisition is on terms that are no less favorable to the Company than those that would have been obtained in a comparable transaction by the Company with an unrelated person. The Company delivered to the Trustee under the Old Indenture a resolution of the Board of Directors of the Company set forth in an Officers’ Certificate certifying that the land acquisition is on terms that are no less favorable to the Company than those that would have been obtained in a comparable transaction by the Company with an unrelated person and the land acquisition was approved by a majority of the disinterested members of the Board of Directors of the Company. Further, the Company delivered to the Trustee under the Old Indenture a determination of value by a real estate appraisal firm which is of regional standing in the region in which the subject property is located and is MAI certified.

For the three months ended March 31, 2005 and 2004, the Company incurred reimbursable on-site labor costs of $33,000 and $63,000, respectively, for providing customer service to real estate projects developed by entities controlled by William Lyon and William H. Lyon, of which $42,000 and $0 was due to the Company at March 31, 2005 and 2004, respectively.

For each of the three month periods ended March 31, 2005 and 2004, the Company incurred charges of $189,000 related to rent on its corporate office, from a trust of which William H. Lyon is the sole beneficiary.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

During the three months ended March 31, 2004, the Company incurred charges of $7,000 related to the charter and use of aircraft owned by an affiliate of William Lyon.

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

Pursuant to the agreement above, the Company had earned revenue of $71,000 for charter services provided to William Lyon personally, for the three months ended March 31, 2005.

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

Note 6 — Stockholders’ Equity

On November 12, 2004 the Company’s Board of Directors approved an increase in the size of the Company’s previously announced stock repurchase program to 3,000,000 shares of its common stock (including any shares previously repurchased by the Company under the program). Under the program, as originally adopted in September 2001, the Company could repurchase 20% of its then outstanding shares of common stock

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

or approximately 2,000,000 shares. Under the plan, the stock will be purchased from time to time in privately negotiated transactions or the open market in compliance with Securities and Exchange Commission Rule 10b-18, subject to market conditions, applicable legal requirements and other factors. The timing and amounts of any purchases will be as determined by the Company’s management from time to time or may be suspended at any time or from time to time without prior notice, depending on market conditions and other factors they deem relevant. The repurchased shares may be held as treasury stock and used for general corporate purposes or cancelled. As of March 31 2005, 1,218,400 shares of common stock had been purchased for $26,750,000 and retired under this program and 1,275,000 shares of common stock had been repurchased for $81,001,000, which shares were held in treasury. No shares were purchased under this program during the three months ended March 31, 2005.

During the three months ended March 31, 2004, certain officers and directors exercised options to purchase 37,334 shares of the Company’s common stock at a price of $8.6875 per share in accordance with the William Lyon Homes 2000 Stock Incentive Plan. During the three months ended March 31, 2004, certain officers exercised options to purchase 4,166 shares of the Company’s common stock at a price of $9.10 per share in accordance with the William Lyon Homes 2000 Stock Incentive Plan. During the three months ended March 31, 2005, no options were exercised by officers and directors.

Note 7 — Commitments and Contingencies

The Company’s commitments and contingent liabilities include the usual obligations incurred by real estate developers in the normal course of business. In the opinion of management, these matters will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Five purported class action lawsuits have been filed in the Court of Chancery of the State of Delaware in and for New Castle County, purportedly on behalf of the public stockholders of the Company, challenging the proposal made by General William Lyon to acquire the outstanding publicly held minority interest in the Company’s common stock for $82 per share in cash (the “Proposed Transaction”) and challenging related actions of the Company and the directors of the Company. Eastside Investors, LLP v. William Lyon Homes, et al., Civil Action No. 1301-N was filed on April 27, 2005; Donald Lamuth v. William Lyon et al., Civil Action No. 1304-N and Stephen L. Brown v. William Lyon Homes, et al., Civil Action No. 1307-N were filed on April 28, 2005; Michael Crady v. William Lyon Homes, et al., Civil Action No. 1311-N was filed on May 2, 2005; and Anthony A. D’Amato v. William Lyon, et al., Civil Action No. 1323-N was filed on May 6, 2005 (collectively, the “Delaware Complaints”). The Delaware Complaints name the Company and the directors of the Company as defendants. These complaints allege, among other things, that the defendants have breached their fiduciary duties owed to the plaintiffs in connection with the Proposed Transaction and other related corporate activities. The plaintiffs are seeking to enjoin the Proposed Transaction and, among other things, to obtain damages, attorneys’ fees and expenses related to the litigation. On May 9, 2005, the Delaware Complaints were consolidated into a single case entitled In re: William Lyon Homes Shareholder Litigation, Civil Action No. 1311-N.

Two purported class action lawsuits challenging the Proposed Transaction also have been filed in the Superior Court of the State of California, County of Orange. On April 28, 2005, the complaints captioned Lewis Lester v. William Lyon Homes, et al., Case No. 05-CC-00092 (the “Lewis Complaint”), and Alaska Electrical Pension Fund v. William Lyon Homes, Inc. et al., Case No. 05-CC-00093 (the “Alaska Electrical Complaint” and, together with the Lewis Complaint, the “California Complaints”) were filed. The California Complaints name the Company and the directors of the Company as defendants and allege, among other things, that the defendants have breached their fiduciary duties to the public shareholders. The California Complaints seek to enjoin the Proposed Transaction and also seek damages and attorneys’ fees and expenses related to the litigation.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Alaska Electrical Pension Fund (“Alaska Electrical”), which filed the Alaska Electrical Complaint, has filed a motion to consolidate the California Complaints, with Alaska Electrical as the lead plaintiff. The motion is currently scheduled to be heard on May 26, 2005.

The Company believes that the lawsuits described above are without merit, particularly given the status of the proposal and its anticipated consideration by the special committee. These lawsuits have only recently been filed and the Company has not yet responded to the allegations.

Duxford Title Reinsurance Company, a wholly-owned subsidiary of the Company, provides title reinsurance to unrelated title insurers directly issuing title policies on homes sold by the Company in California, Nevada and Arizona. In February 2005, Duxford Title Reinsurance Company was notified by its title insurers that as a result of current investigations by several state insurance regulators into the large number of captive reinsurance arrangements existing in the title insurance industry, the title insurers were suspending and/or terminating their current captive reinsurance agreements with Duxford Title Reinsurance Company pending final determination from the appropriate regulatory bodies as to their permissibility or necessary modification to assure compliance with applicable law. In April 2005, in response to a subpoena issued by the California Insurance Commissioner, the Company testified in connection with the Commissioner’s investigation of captive reinsurance arrangements, including testimony that in many instances, the Company pays for the title insurance being issued. The Company has not had any further communication to date from the California Insurance Commissioner or any other state insurance regulator about this matter and does not believe that the resolution of this matter will have a material effect on the Company’s financial position, results of operations or cash flows.

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

As of March 31, 2005, the Company had $29,080,000 of outstanding irrevocable standby letters of credit to guarantee the Company’s financial obligations under certain land banking arrangements, joint venture agreements and other contractual arrangements in the normal course of business. The beneficiary may draw upon these letters of credit in the event of a contractual default by the Company relating to each respective obligation. These letters of credit have a stated term of up to two years and have varying maturities through 2006, at which time the Company may be required to renew the letters of credit to coincide with the term of the respective arrangement.

The Company also had outstanding performance and surety bonds of $250,700,000 at March 31, 2005 related principally to its obligations for site improvements at various projects. The Company does not believe that draws upon these bonds, if any, will have a material effect on the Company’s financial position, results of operations or cash flows.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

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

Note 8 — Significant Subsequent Event

On April 26, 2005, General William Lyon (“General Lyon”), the controlling stockholder, Chairman of the Board and Chief Executive Officer of the Company, announced that he has proposed acquiring the outstanding publicly held minority interest in the Company’s common stock for $82 per share in cash, representing approximately a 12% premium over the average closing price for the five trading days ended April 25, 2005.

General Lyon currently owns approximately a 47.8% equity interest in the Company and has, together with certain shares under a voting agreement, a 51.2% voting interest. Trusts of which General Lyon’s son, William H. Lyon, is sole beneficiary, own approximately an additional 24.1% of the outstanding shares. In the going-private transaction, General Lyon has proposed that a company to be formed and owned by him would acquire all of the outstanding shares of Company’s common stock not owned by General Lyon or by such trusts.

General Lyon stated this transaction would be contingent upon approval by the Board of Directors or a duly appointed special committee of the Board of Directors. The Board of Directors of the Company has formed a special committee of independent directors to consider his proposal with the assistance of outside financial and legal advisors which the Committee will retain. General Lyon has advised the Company’s Board of Directors that he will not sell his interest in the Company and will not entertain any proposals in that regard.

General Lyon has retained an investment banking firm as his financial advisor in the transaction. He has begun formulating plans regarding potential financing for this transaction and expressed confidence that sufficient financing can be arranged, together with some of the Company’s cash, to consummate this transaction as proposed.

See Note 7 for information on certain lawsuits which have been filed relating to General Lyon’s proposal.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

WILLIAM LYON HOMES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The following discussion of results of operations and financial condition should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1, as well as the information presented in the Annual Report on Form 10-K for the year ended December 31, 2004.

Results of Operations

Overview and Recent Results

Selected financial and operating information for the Company including its wholly-owned projects and joint ventures as of and for the periods presented is as follows:

	Three Months Ended March 31,
	2005			2004
	Wholly-Owned	Joint Ventures	Consolidated Total	Wholly-Owned	Joint Ventures	Consolidated Total
Selected Financial Information (dollars in thousands)
Homes closed	364	95	459	465	138	603

Home sales revenue	$187,433	$57,223	$244,656	$193,572	$60,976	$254,548
Cost of sales	(135,514)	(39,468)	(174,982)	(153,265)	(47,171)	(200,436)

Gross margin	$51,919	$17,755	$69,674	$40,307	$13,805	$54,112

Gross margin percentage	27.7%	31.0%	28.5%	20.8%	22.6%	21.3%

Number of homes closed
California	117	95	212	250	138	388
Arizona	126	—	126	62	—	62
Nevada	121	—	121	153	—	153

Total	364	95	459	465	138	603

Average sales price
California	$867,100	$602,400	$748,500	$528,700	$441,900	$497,800
Arizona	287,300	—	287,300	191,500	—	191,500
Nevada	411,400	—	411,400	323,700	—	323,700

Total	$514,900	$602,400	$533,000	$416,300	$441,900	$422,100

Number of net new home orders
California	376	205	581	461	373	834
Arizona	159	—	159	107	—	107
Nevada	133	—	133	151	—	151

Total	668	205	873	719	373	1,092

Average number of sales locations during period
California	15	9	24	21	12	33
Arizona	6	—	6	5	—	5
Nevada	8	—	8	6	—	6

Total	29	9	38	32	12	44

	As of March 31,
	2005			2004
	Wholly-Owned	Joint Ventures	Consolidated Total	Wholly-Owned	Joint Ventures	Consolidated Total
Backlog of homes sold but not closed at end of period
California	616	355	971	723	549	1,272
Arizona	515	—	515	252	—	252
Nevada	94	—	94	231	—	231

Total	1,225	355	1,580	1,206	549	1,755

Dollar amount of homes sold but not closed at end of period (dollars in thousands)
California	$453,105	$224,482	$677,587	$492,639	$292,232	$784,871
Arizona	157,306	—	157,306	62,215	—	62,215
Nevada	36,299	—	36,299	69,504	—	69,504

Total	$646,710	$224,482	$871,192	$624,358	$292,232	$916,590

Lots controlled at end of period
Owned lots
California	3,716	1,350	5,066	1,999	2,274	4,273
Arizona	3,766	—	3,766	1,904	—	1,904
Nevada	1,072	—	1,072	1,275	—	1,275

Total	8,554	1,350	9,904	5,178	2,274	7,452

Optioned lots(1)
California			4,060			5,272
Arizona			5,421			6,801
Nevada			1,272			1,350

Total			10,753			13,423

Total lots controlled
California			9,126			9,545
Arizona			9,187			8,705
Nevada			2,344			2,625

Total			20,657			20,875

(1)	Optioned lots may be purchased by the Company as wholly-owned projects or may be purchased by newly formed joint ventures.

On a consolidated basis, the number of net new home orders for the three months ended March 31, 2005 decreased 20.1% to 873 homes from 1,092 homes for the three months ended March 31, 2004. The number of homes closed on a consolidated basis for the three months ended March 31, 2005, decreased 23.9% to 459 homes from 603 homes for the three months ended March 31, 2004. On a consolidated basis, the backlog of homes sold but not closed as of March 31, 2005 was 1,580, down 10.0% from 1,755 homes a year earlier, and up 35.5% from 1,166 homes at December 31, 2004.

Homes in backlog are generally closed within three to six months. The dollar amount of backlog of homes sold but not closed on a consolidated basis as of March 31, 2005 was $871.1 million, down 5.0% from $916.6 million as of March 31, 2004 and up 39.7% from $623.6 million as of December 31, 2004. The cancellation rate of buyers who contracted to buy a home but did not close escrow at the Company’s projects was unchanged at approximately 12% during the three months ended March 31, 2005 and 2004. The inventory of completed and unsold homes was 22 homes as of March 31, 2005.

The Company experienced a 13.6% decrease in the average number of sales locations to 38 for the three months ended March 31, 2005 as compared to 44 for the three months ended March 31, 2004, and the Company’s number of new home orders per average sales location decreased to 23.0 for the three months ended March 31, 2005 as compared to 24.8 for the three months ended March 31, 2004.

Based on record first and second quarter 2004 new home orders of 2,219, an increase of 30% as compared to the same period in 2003, the Company had anticipated a significant reduction in new home orders for the first quarter of 2005 when compared to the same period in 2004. The reduction in order activity for the three months ended March 31, 2005 was consistent with the Company’s expectations and primarily reflects a lack of available product for sale due to stronger than anticipated absorption levels in the previous periods and a decrease in the average number of sales locations.

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

Comparison of Three Months Ended March 31, 2005 to March 31, 2004

Consolidated operating revenue for the three months ended March 31, 2005 was $246.7 million, a decrease of $7.8 million, or 3.1%, from consolidated operating revenue of $254.5 million for the three months ended March 31, 2004. Revenue from sales of wholly-owned homes decreased $6.2 million, or 3.2%, to $187.4 million in the 2005 period from $193.6 million in the 2004 period. This slight decrease was primarily due to a decrease in the number of wholly-owned homes closed to 364 in the 2005 period from 465 in the 2004 period, offset by an increase in the average sales price of wholly-owned homes to $514,900 in the 2005 period from $416,300 in the 2004 period. Consolidated operating revenue includes revenue from sales of homes from consolidated joint ventures due to the adoption of Interpretation No. 46. Revenue from sales of homes from consolidated joint ventures decreased $3.8 million, or 6.2%, to $57.2 in the 2005 period from $61.0 million in the 2004 period, primarily due to a decrease in the number of joint venture homes closed to 95 in the 2005 period from 138 in the 2004 period, offset by an increase in the average sales price of joint venture homes to $602,400 in the 2005 period from $441,900 in the 2004 period. Revenue from sales of lots, land and other increased to $2.0 million in the 2005 period with no comparable amount in the 2004 period. The increase in the average sales price of homes closed in wholly-owned and joint venture projects was due primarily to (i) price appreciation in certain projects and (ii) a change in product mix to include more higher priced homes.

Total operating income increased to $34.0 million in the 2005 period from $25.3 million in the 2004 period. The excess of revenue from sales of homes over the related cost of sales (gross margin) increased by $15.6 million to $69.7 million in the 2005 period from $54.1 million in the 2004 primarily due to an increase in the average sales price of homes closed to $533,000 in the 2005 period from $422,100 in the 2004 period and an increase in gross margin percentages to 28.5% in the 2005 period from 21.3% in the 2004 period, offset by a decrease in homes closed to 459 in the 2005 period from 603 in the 2004 period. The increase in period-over-period gross margin percentage primarily reflects the impact of increased sales prices due to strong demand for housing in many of the Company’s markets. Sales and marketing expense increased by $0.7 million to $11.1 million in the 2005 period from $10.4 million in the 2004 period primarily due to increases in the use of outside brokers to $2.2 million in the 2005 period from $1.1 million in the 2004 period, offset by a reduction in employee sales commissions to $2.9 million in the 2005 period from $3.2 million in the 2004 period.

General and administrative expenses increased by $3.7 million to $17.4 million in the 2005 period from $13.7 million in the 2004 period, primarily as a result of an increase in bonus expense to $7.4 million in the 2005 period from $5.7 million in the 2004 period due to higher levels of pre-tax, pre-bonus income and an increase in salaries and benefits to $7.5 million in the 2005 period from $6.1 million in the 2004 period due to increases in the number of employees. Selling, general and administrative expense as a percentage of home sales revenue was 11.7% in the 2005 period compared to 9.5% in the 2004 period. Other operating costs consist of initial start-up and operating losses realized by golf course operations at certain of the Company’s projects which increased to $0.7 million in the 2005 period compared to $0.3 million in the 2004 period. Equity in loss from unconsolidated joint ventures increased to $0.4 in the 2005 period from $0.1 in the 2004 period. Minority equity in income of consolidated entities increased to $6.3 million in the 2005 period from $4.3 million in the 2004 period, primarily as a result of an increase in consolidated joint venture gross margins of $4.0 million to $17.8 million in the 2005 period from $13.8 million in the 2004 period.

Total interest incurred increased to $15.2 million in the 2005 period from $14.0 million in the 2004 period, primarily as a result of an increase in the average principal balance of debt outstanding and an increase in interest rates from a weighted average of 7.9% at March 31, 2004 to 8.2% at March 31, 2005. All interest incurred was capitalized in the 2005 and 2004 periods.

As a result of the above factors, net income increased to $20.5 million in the 2005 period from $15.4 in the 2004 period.

Financial Condition and Liquidity

The Company provides for its ongoing cash requirements principally from internally generated funds from the sales of real estate, outside borrowings and by forming new joint ventures with venture partners that provide a substantial portion of the capital required for certain projects. The Company currently has outstanding 7 5/8% Senior Notes due 2012, 10 3/4% Senior Notes due 2013 and 7 1/2% Senior Notes due 2014 and maintains secured revolving credit facilities (“Revolving Credit Facilities”). The Company has financed, and may in the future finance, certain projects and land acquisitions with construction loans secured by real estate inventories, seller provided financing and land banking transactions. The Company believes that its current borrowing capacity and increases reasonably available to it, cash on hand and anticipated net cash flows from operations are and will be sufficient to meet its current and reasonably anticipated liquidity needs on both a near-term and long-term basis (and in any event for the next twelve months) for funds to build homes, run its day-to-day operations, acquire land and capital assets and fund its Duxford mortgage operations. There is no assurance, however, that future cash flows will be sufficient to meet the Company’s future capital needs. The amount and types of indebtedness that the Company may incur may be limited by the terms of the indentures and credit or other agreements governing the Company’s senior note obligations, revolving credit facilities and other indebtedness.

The ability of the Company to meet its obligations on its indebtedness will depend to a large degree on its future performance which in turn will be subject, in part, to factors beyond its control, such as prevailing economic conditions either nationally or in regions in which the Company operates, the outbreak of war or other hostilities involving the United States, mortgage and other interest rates, changes in prices of homebuilding materials, weather, the occurrence of events such as landslides, soil subsidence and earthquakes that are uninsurable, not economically insurable or not subject to effective indemnification agreements, availability of labor and homebuilding materials, changes in governmental laws and regulations, the timing of receipt of regulatory approvals and the opening of projects, and the availability and cost of land for future development. The Company cannot be certain that its cash flow will be sufficient to allow it to pay principal and interest on its debt, support its operations and meet its other obligations. If the Company is not able to meet those obligations, it may be required to refinance all or part of its existing debt, sell assets or borrow more money. The Company may not be able to do so on terms acceptable to it, if at all. In addition, the terms of existing or future indentures and credit or other agreements governing the Company’s senior note obligations, revolving credit facilities and other indebtedness may restrict the Company from pursuing any of these alternatives.

7 5/8% Senior Notes

On November 22, 2004, the Company’s 100% owned subsidiary, William Lyon Homes, Inc., a California corporation, (“California Lyon”) closed its offering of $150.0 million principal amount of 7 5/8% Senior Notes due 2012 (the “7 5/8% Senior Notes”). The notes were sold pursuant to Rule 144A. The notes were issued at par resulting in net proceeds to the Company of approximately $148.5 million. California Lyon agreed to file a registration statement with the Securities and Exchange Commission relating to an offer to exchange the notes for publicly tradeable notes having substantially identical terms. On January 12, 2005, the Securities and

Exchange Commission declared the registration statement effective and California Lyon commenced an offer to exchange any and all of its outstanding $150.0 million aggregate principal amount of 7 5/8% Senior Notes due 2012, which are not registered under the Securities Act of 1933, for a like amount of its new 7 5/8% Senior Notes due 2012, which are registered under the Securities Act of 1933, upon the terms and subject to the conditions set forth in the prospectus dated January 12, 2005. The exchange offer was completed for $146.5 million principal amount of the 7 5/8% Senior Notes on February 18, 2005. The remaining $3.5 million principal amount of the old notes remains outstanding. The terms of the new notes are identical in all material respects to those of the old notes, except for certain transfer restrictions, registration rights and liquidated damages provisions relating to the old notes. Interest on the 7 5/8% Senior Notes is payable semi-annually on December 15 and June 15 of each year. Based on the current outstanding principal amount of the 7 5/8% Senior Notes, the Company’s semi-annual interest payments are $5.7 million.

Except as set forth in the Indenture governing the 7 5/8% Senior Notes, the 7 5/8% Senior Notes are not redeemable prior to December 15, 2008. Thereafter, the 7 5/8% Senior Notes will be redeemable at the option of California Lyon, in whole or in part, at a redemption price equal to 100% of the principal amount plus a premium declining ratably to par, plus accrued and unpaid interest, if any. In addition, on or before December 15, 2007, California Lyon may redeem up to 35% of the aggregate principal amount of the notes with the proceeds of qualified equity offerings at a redemption price equal to 107.625% of the principal amount, plus accrued and unpaid interest, if any.

10 3/4% Senior Notes

California Lyon filed a Registration Statement on Form S-3 with the Securities and Exchange Commission for the sale of $250.0 million of Senior Notes due 2013 (the “10 3/4% Senior Notes”) which became effective on March 12, 2003. The offering closed on March 17, 2003 and was fully subscribed and issued. The notes were issued at a price of 98.493% to the public, resulting in net proceeds to the Company of approximately $246.2 million. The purchase price reflected a discount to yield 11% under the effective interest method and the notes have been reflected net of the unamortized discount in the accompanying consolidated balance sheet. Interest on the 10 3/4% Senior Notes is payable on April 1 and October 1 of each year. Based on the current outstanding principal amount of the 10 3/4% Senior Notes, the Company’s semi-annual interest payments are $13.4 million.

Except as set forth in the Indenture governing the 10 3/4% Senior Notes, the 10 3/4% Senior Notes are not redeemable prior to April 1, 2008. Thereafter, the 10 3/4% Senior Notes will be redeemable at the option of California Lyon, in whole or in part, at a redemption price equal to 100% of the principal amount plus a premium declining ratably to par, plus accrued and unpaid interest, if any. In addition, on or before April 1, 2006, California Lyon may redeem up to 35% of the aggregate principal amount of the notes with the proceeds of qualified equity offerings at a redemption price equal to 110.75% of the principal amount, plus accrued and unpaid interest, if any.

7 1/2% Senior Notes

On February 6, 2004, California Lyon closed its offering of $150.0 million principal amount of 7 1/2% Senior Notes due 2014 (the “7 1/2% Senior Notes”). The notes were sold pursuant to Rule 144A and outside the United States to non-U.S. persons in reliance on Regulation S. The notes were issued at par, resulting in net proceeds to the Company of approximately $147.6 million. California Lyon agreed to file a registration statement with the Securities and Exchange Commission relating to an offer to exchange the notes for publicly tradeable notes having substantially identical terms. On July 16, 2004, the Securities and Exchange Commission declared the registration statement effective and California Lyon commenced an offer to exchange any and all of its outstanding $150.0 million aggregate principal amount of 7 1/2% Senior Notes due 2014, which are not registered under the Securities Act of 1933, for a like amount of its new 7 1/2% Senior Notes due 2014, which are registered under the Securities act of 1933, upon the terms and subject to the conditions set forth in the prospectus dated July 16, 2004. The exchange offer was completed for the full principal amount of the 7 1/2% Senior Notes on

August 17, 2004. The terms of the new notes are identical in all material respects to those of the old notes, except for certain transfer restrictions, registration rights and liquidated damages provisions relating to the old notes. The new notes have been listed on the New York Stock Exchange. Interest on the 7 1/2% Senior Notes is payable on February 15 and August 15 of each year. Based on the current outstanding principal amount of 7 1/2% Senior Notes, the Company’s semi-annual interest payments are $5.6 million.

Except as set forth in the Indenture governing the 7 1/2% Senior Notes, the 7 1/2% Senior Notes are not redeemable prior to February 15, 2009. Thereafter, the 7 1/2% Senior Notes will be redeemable at the option of California Lyon, in whole or in part, at a redemption price equal to 100% of the principal amount plus a premium declining ratably to par, plus accrued and unpaid interest, if any. In addition, on or before February 15, 2007, California Lyon may redeem up to 35% of the aggregate principal amount of the notes with the proceeds of qualified equity offerings at a redemption price equal to 107.50% of the principal amount, plus accrued and unpaid interest, if any.

*  *  *  *  *

The 7 5/8% Senior Notes, the 10 3/4% Senior Notes and the 7 1/2% Senior Notes (collectively, the “Senior Notes”) are senior unsecured obligations of California Lyon and are unconditionally guaranteed on a senior unsecured basis by William Lyon Homes, a Delaware corporation (“Delaware Lyon”), which is the parent company of California Lyon, and all of Delaware Lyon’s existing and certain of its future restricted subsidiaries. The Senior Notes and the guarantees rank senior to all of the Company’s and the guarantors’ debt that is expressly subordinated to the Senior Notes and the guarantees, but are effectively subordinated to all of the Company’s and the guarantors’ senior secured indebtedness to the extent of the value of the assets securing that indebtedness.

Upon a change of control as described in the respective Indentures governing the Senior Notes (the “Senior Notes Indentures”), California Lyon may be required to offer to purchase the Senior Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest, if any.

If the Company’s consolidated tangible net worth falls below $75.0 million for any two consecutive fiscal quarters, California Lyon will be required to make an offer to purchase up to 10% of each class of Senior Notes originally issued at a purchase price equal to 100% of the principal amount, plus accrued and unpaid interest, if any.

California Lyon is 100% owned by Delaware Lyon. Each subsidiary guarantor is 100% owned by California Lyon or Delaware Lyon. All guarantees of the Senior Notes are full and unconditional and all guarantees are joint and several. There are no significant restrictions on the ability of Delaware Lyon or any guarantor to obtain funds from subsidiaries by dividend or loan.

The Senior Notes Indentures contain covenants that limit the ability of Delaware Lyon and its restricted subsidiaries to, among other things: (i) incur additional indebtedness; (ii) pay dividends or make other distributions or repurchase its stock; (iii) make investments; (iv) sell assets; (v) incur liens; (vi) enter into agreements restricting the ability of Delaware Lyon’s restricted subsidiaries (other than California Lyon) to pay dividends; (vii) enter into transactions with affiliates; and (viii) consolidate, merge or sell all or substantially all of Delaware Lyon’s and California Lyon’s assets. These covenants are subject to a number of important exceptions and qualifications as described in the Senior Notes Indentures.

The foregoing summary is not a complete description of the Senior Notes and is qualified in its entirety by reference to the Senior Notes Indentures.

The net proceeds of the offerings were used to repay amounts outstanding under revolving credit facilities and other indebtedness. The remaining proceeds were used to pay fees and commissions related to the offering and for other general corporate purposes.

At March 31, 2005, the Company had approximately $133.6 million of secured indebtedness, (excluding approximately $22.8 million of secured indebtedness of consolidated entities) and approximately $176.9 million of additional secured indebtedness available to be borrowed under the Company’s credit facilities, as limited by the Company’s borrowing base formulas.

Revolving Credit Facilities

As of March 31, 2005, the Company has four revolving credit facilities which have an aggregate maximum loan commitment of $395.0 million and mature at various dates through 2008. A $125.0 million revolving line of credit “expires” in October 2005. After that date the Company may borrow amounts, subject to applicable borrowing base and concentration limitations, under this facility solely to complete the construction of residences begun prior to such date in approved projects funded by disbursements under this facility. The final maturity date is the earlier of the date upon which the last residence, the construction of which was financed with proceeds of this loan, is sold or the date upon which such last residence is excluded from the borrowing base by the passage of time under this facility. As of March 31, 2005, $45.5 million outstanding under this line of credit will mature in October 2005. However, as in the past the Company expects the maturity to be extended by the lender at each maturity date for an additional year. If the maturity date is not extended as in the past, the Company could be required to sell real estate assets securing this line and/or borrow amounts from availability under other revolving lines of credit to repay amounts then outstanding or otherwise seek to refinance such amounts. The maximum commitment amount under this facility is $125.0 million. A $150.0 million revolving line of credit finally matures in September 2008, although after September 2006, advances under this facility may only be made to complete projects approved on or before such date. The maximum commitment of $150.0 million under this facility is reduced by the aggregate amount of loan commitments under separate project loans issued by the lender or its affiliates to the Company or its affiliates with respect to projects that are not cross-collateralized with the collateral under this credit facility. A $50.0 million revolving line of credit initially “matures” in September 2006. After that date: a) the maximum commitment under this facility reduces at a rate of $12.5 million per quarter beginning with the quarter ending December 31, 2006, with a final maturity date of September 2007, and b) advances may only be used to complete previously approved projects subject to the borrowing base as of the initial maturity date. A $70.0 million revolving line of credit matures in June 2007.

Availability under each credit facility is subject not only to the maximum amount committed under the respective facility, but also to both various borrowing base and concentration limitations. The borrowing base limits lender advances to certain agreed percentages of asset value. The allowed percentage generally increases as the asset progresses from land under development to residence subject to contract of sale. Advances for each type of collateral become due in whole or in part, subject to possible re-borrowing, and/or the collateral becomes excluded from the borrowing base, after a specified period or earlier upon sale. Concentration limitations further restrict availability under the credit facilities. The effect of these borrowing base and concentration limitations essentially is to mandate minimum levels of the Company’s investment in a project, with higher percentages of investment required at earlier phases of a project, and with greater absolute dollar amounts of investment required as a project progresses. Each revolving credit facility is secured by deeds of trust on the real property and improvements thereon owned by the Company in the subdivision project(s) approved by the respective lender, as well as pledges of all net sale proceeds, related contracts and other ancillary property. Also, each credit facility includes financial covenants, which may limit the amount that may be borrowed thereunder. Outstanding advances bear interest at various rates, which approximate the prime rate. As of March 31, 2005, $124.1 million was outstanding under these credit facilities, with a weighted-average interest rate of 5.181%, and the undrawn availability was $176.9 million as limited by the borrowing base formulas. Interest on the revolving credit facilities is calculated on the average, outstanding daily balance and is paid following the end of each month. During the three months ended March 31, 2005, the Company borrowed $279.9 million and repaid $155.5 million under these facilities. The maximum amount outstanding was $124.1 million and the weighted average borrowings were $45.9 million during the three months ended March 31, 2005. Interest incurred on the revolving credit facilities for the three months ended March 31, 2005 was $0.8 million. Delaware Lyon has guaranteed on an unsecured basis California Lyon’s obligations under certain of the revolving credit facilities and has provided an unsecured environmental indemnity in favor of the lender under the $125.0 million bank line of credit. The Company routinely makes borrowings under its revolving credit facilities in the ordinary course of business within the maximum aggregate loan commitment amounts to fund its operations, including its land acquisition and home building activities, and repays such borrowings, as required by the credit facilities, with the net sales proceeds of sales of the real property, including homes, which secure the applicable credit facility.

Under the revolving credit facilities, the Company is required to comply with a number of covenants, the most restrictive of which require Delaware Lyon to maintain:

•	A tangible net worth, as defined, of $120.0 million, adjusted upwards quarterly by 50% of Delaware Lyon’s quarterly net income after March 31, 2002;

•	A ratio of total liabilities to tangible net worth, each as defined, of less than 3.25 to 1; and

•	Minimum liquidity, as defined, of at least $10.0 million.

As of and for the period ending March 31, 2005, the Company is in compliance with these covenants.

Construction Notes Payable

At March 31, 2005, the Company had construction notes payable on certain consolidated entities amounting to $22.8 million. The construction notes have various maturity dates and bear interest at rates ranging from prime plus 0.25% to prime plus 0.50% at March 31, 2005. Interest is calculated on the average daily balance and is paid following the end of each month.

Revolving Mortgage Warehouse Credit Facilities

The Company, through its mortgage subsidiary and one of its unconsolidated joint ventures, has entered into two revolving mortgage warehouse credit facilities with banks to fund its mortgage origination operations. The original credit facility, which matures in May 2005, provides for revolving loans of up to $30.0 million outstanding, $20.0 million of which is committed (lender obligated to lend if stated conditions are satisfied) and $10.0 million is not committed (lender advances are optional even if stated conditions are otherwise satisfied). However, as in the past the Company expects the maturity to be extended by the lender at each maturity date for an additional year. In August 2003, the Company’s mortgage subsidiary and one of its unconsolidated joint ventures entered into an additional $10.0 million credit facility which matures in August 2006. Mortgage loans are generally held for a short period of time and are typically sold to investors within 7 to 15 days following funding. The facilities are secured by substantially all of the assets of each of the borrowers, including the mortgage loans held for sale, all rights of each of the borrowers with respect to contractual obligations of third party investors to purchase such mortgage loans, and all proceeds of sale of such mortgage loans. The facilities, which have LIBOR based pricing, also contain certain financial covenants requiring the borrowers to maintain minimum tangible net worth, leverage, profitability and liquidity. These facilities are non-recourse and are not guaranteed by the Company. At March 31, 2005 the outstanding balance under these facilities was $6.4 million.

Land Banking Arrangements

The Company enters into purchase agreements with various land sellers. In some instances, and as a method of acquiring land in staged takedowns, thereby minimizing the use of funds from the Company’s revolving credit facilities and other corporate financing sources and limiting the Company’s risk, the Company transfers its right in such purchase agreements to entities owned by third parties (land banking arrangements). These entities use equity contributions and/or incur debt to finance the acquisition and development of the lots. The entities grant the Company an option to acquire lots in staged takedowns. In consideration for this option, the Company makes a non-refundable deposit equal to 20% or less of the total purchase price. Additionally, the Company may be subject to other penalties if lots are not acquired. The Company is under no obligation to purchase the balance of the lots, but would forfeit remaining deposits and be subject to penalties if the lots were not purchased. The Company does not have legal title to these entities or their assets and has not guaranteed their liabilities. These land banking arrangements help the Company manage the financial and market risk associated with land holdings. The use of these land banking arrangements is dependent on, among other things, the availability of capital to the option provider, general housing market conditions and geographic preferences. As described in Note 2 of “Notes to Consolidated Financial Statements”, Interpretation No. 46, requires the consolidation of the assets, liabilities and operations of one of the Company’s land banking arrangements including, as of March 31, 2005, real estate inventories of $5.5 million. The Company participates in two land banking arrangements, which are not VIEs in accordance with FIN 46, and are not consolidated as of March 31, 2005. The deposits and penalties related to the two land banking projects have been recorded in the accompanying consolidated balance sheet. Summary information with respect to the Company’s consolidated and unconsolidated land banking arrangements is as follows as of March 31, 2005 (dollars in thousands):

	Consolidated	Unconsolidated
Total number of land banking projects	1	2

Total number of lots	172	866

Total purchase price	$60,849	$83,164

Balance of lots still under option and not purchased:
Number of lots	15	313

Purchase price	$5,519	$33,196

Forfeited deposits and penalties if lots were not purchased	$1,755	$13,404

Joint Venture Financing

The Company and certain of its subsidiaries are general partners or members in joint ventures involved in the development and sale of residential projects. As described more fully in “Recently Issued Accounting Standards”, in accordance with Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, as amended (“Interpretation No. 46”) certain joint ventures have been determined to be variable interest entities in which the Company is considered the primary beneficiary. Accordingly, the assets, liabilities and operations of these joint ventures have been consolidated with the Company’s financial statements. The financial statements of joint ventures in which the Company is not considered the primary beneficiary are not consolidated with the Company’s financial statements. The Company’s investments in unconsolidated joint ventures are accounted for using the equity method because the Company has a 50% or less voting or economic interest (and thus such joint ventures are not controlled by the Company). Income allocations and cash distributions to the Company from the unconsolidated joint ventures are based on predetermined formulas between the Company and its joint venture partners as specified in the applicable partnership or operating agreements. The Company generally receives, after partners’ priority returns and returns of partners’ capital, approximately 50% of the profits and cash flows from joint ventures. See Note 2 of “Notes to Consolidated Financial Statements” for condensed combined financial information for the joint ventures whose financial statements have been consolidated with the Company’s financial statements. See Note 3 of “Notes to Consolidated Financial Statements” for condensed combined financial information for the unconsolidated joint ventures. Based upon current estimates, substantially all future development and construction costs incurred by the joint ventures will be funded by the venture partners or from the proceeds of construction financing obtained by the joint ventures.

As of March 31, 2005, the Company’s investment in and advances to unconsolidated joint ventures was $18.7 million and the venture partners’ investment in such joint ventures was $18.3 million. As of March 31, 2005, these joint ventures had obtained financing from construction lenders which amounted to $30.8 million of outstanding indebtedness.

During the year ended December 31, 2002, one of the Company’s joint ventures (“Existing Venture”) was restructured such that the Company was required to purchase the 538 lots owned by the Existing Venture on a specified takedown basis through October 15, 2003 at a purchase price equal to the future cost of such lots including a 20% preferred return on invested capital to the outside partner of the Existing Venture. During the year ended December 31, 2002, the first 242 lots were purchased from the Existing Venture for $64.5 million, which includes a $12.5 million preferred return to the outside partner of the Existing Venture. The 242 lots were purchased by a newly formed joint venture (“New Venture”) between the Company and an outside partner. The Company was required to and did purchase the 242 lots owned by the New Venture on a specified takedown basis through May 15, 2004 at a purchase price equal to $74.2 million plus a 13 1/2% preferred return on invested capital to the outside partner of the New Venture. Because the Company is required to purchase the lots owned by both the Existing Venture and the New Venture, and the Company now controls both ventures, the financial statements of both ventures have been consolidated with the Company’s financial statements. During the year ended December 31, 2002, an additional 44 lots were purchased from the Existing Venture for $19.8 million, which includes a $4.0 million preferred return to the outside partner of the Existing Venture. The 44 lots were purchased through a land banking arrangement. During the year ended December 31, 2003, an additional 219 lots were purchased from the Existing Venture for $74.9 million, which included a $21.7 million preferred return to the outside partner of the Existing Venture. These purchases included (i) 172 lots which were purchased from the Existing Venture under a land banking arrangement (see Note 2) for $56.6 million, which included a $16.4 million preferred return to the outside partner of the Existing Venture and (2) 47 lots which were purchased by the New Venture from the Existing Venture for $18.3 million, which included a $5.3 million preferred return to the outside partner of the Existing Venture. During the year ended December 31, 2002, the Company purchased 15 lots from the New Venture for $5,135,000, all of which was paid to the outside partner as a return of capital. During the year ended December 31, 2003, the Company purchased 175 lots from the New Venture for $54.5 million, all of which was paid to the outside partner as a return of capital. During the year ended December 31, 2004, the Company purchased 99 lots from the New Venture for $34.3 million. During the three months ended March 31, 2005 no lots were purchased by the Company from the New Venture. During the three months ended March 31, 2004, the Company purchased 42 lots from the New Venture for $11.8 million. The intercompany sales and related profits have been eliminated in consolidation.

During the year ended December 31, 2003, California Lyon and two unaffiliated parties formed a series of limited liability companies (“Development LLCs”) for the purpose of acquiring three parcels of land totaling 236 acres in Irvine and Tustin, California (formerly part of the Tustin Marine Corps Air Station) and developing the land into 1,910 residential homesites. The development process is anticipated to be completed by late 2005 at which time California Lyon will be required under certain specific conditions to purchase approximately one half in value of the lots. California Lyon has a 12 1/2% indirect, minority interest in the Development LLCs, which are the borrowers under two secured lines of credit. Advances under the lines of credit are to be used to pay acquisition and development costs and expenses. The lines of credit are secured by deeds of trust on the real property and improvements thereon owned by the applicable Development LLCs, as well as pledges of all net sale proceeds, related contracts and other ancillary property. The maximum commitment amounts under the lines of credit are limited by specified agreed debt-to-value ratios. The maximum commitment amount under the line of credit that closed in January 2003 (“First Line of Credit”) is $35.0 million. Subject to specified terms and conditions, California Lyon and the other direct and indirect members of the Development LLC that is the borrower under the First Line of Credit, including certain affiliates of such other members, each (i) have guaranteed to the bank the repayment of the Development LLC’s indebtedness under the First Line of Credit, completion of certain infrastructure improvements to the land, payment of necessary loan remargining obligations, and the Development LLC’s performance under its environmental indemnity and covenants, and (ii) have agreed to take all actions and pay all amounts to assure that the Development LLC is in compliance with financial covenants. The First Line of Credit matures in July 2005. The maximum commitment amount under the line of credit that closed in March 2003 (“Second Line of Credit”) is $105.0 million. The Second Line of Credit matures in September 2005. Although the guarantee obligations of the other direct and indirect members of the Development LLC that is the borrower under the Second Line of Credit, and certain of their affiliates, are similar in nature to those under the First Line of Credit, California Lyon does not have any such guarantee obligations to the banks under the Second Line of Credit. However, California Lyon has posted letters of credit equal to approximately $24.6 million to secure its obligations as well as the Development LLCs’ obligations to the bank under both lines of credit. Further, California Lyon and the other direct and indirect members of the Development LLCs, including certain affiliates of such other members, have entered into reimbursement and indemnity agreements to allocate any liability arising from each line of credit, including the related guarantees and letters of credit. Delaware Lyon has entered into joinder agreements to be jointly and severally liable for California Lyon’s obligations under the reimbursement and indemnity agreements. While the reimbursement and indemnity agreements provide that liability is generally allocated in accordance with the members’ percentage interests in the Development LLCs’ distributions, Delaware Lyon and California Lyon may be liable for the full amount of the obligations guaranteed to the banks in certain specified circumstances, such as those involving the default, willful misconduct or gross negligence of California Lyon. As of March 31, 2005, the outstanding indebtedness under the First Line of Credit was $35.0 million and the outstanding indebtedness under the Second Line of Credit was $105.0 million.

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

Cash Flows — Comparison of Three Months Ended March 31, 2005 to Three Months Ended

March 31, 2004

Net cash used in operating activities decreased to $168.4 million in the 2005 period from $184.1 million in the 2004 period. The change was primarily as a result of decreased expenditures in real estate inventories to $163.3 million in the 2005 period from $205.8 million in the 2004 period, an increase in net changes in accrued expenses to $67.5 million in the 2005 period from $31.2 million in the 2004 period, due to an increase in bonuses and income taxes paid in the 2005 period compared to the 2004 period, offset by an increase in net income. The successful issuance of the 10 3/4% Senior Notes in 2003 and the 7 1/2% Senior Notes and 7 5/8% Senior Notes in 2004, offset by the repayment of the 12 1/2% Senior Notes (as described in financing activities below), provided the Company with increased financial resources. The risks inherent in purchasing and developing land increase as consumer demand for housing decreases. Thus, the Company may have bought and developed land on which it cannot profitably build and sell homes. The market value of land, building lots and housing inventories can fluctuate significantly as a result of changing market conditions. In addition, inventory carrying costs can be significant and can result in losses in a poorly performing project or market. In the event of significant changes in economic or market conditions, the Company may have to sell homes at significantly lower margins or at a loss.

Net cash (used in) provided by investing activities changed to a use of $1.6 million in the 2005 period from a source of $5.0 million in the 2004 period. The change was primarily as a result of increased net cash received from investments in unconsolidated joint ventures, offset by a decrease in distributions of capital from unconsolidated joint ventures.

Net cash provided by financing activities decreased to $107.5 million in the 2005 period from $178.5 million in the 2004 period, primarily as a result of the issuance of the 7 1/2% Senior Notes during the 2004 period and minority interest contributions of $28.2 million in the 2004 period compared to minority interest distributions of $0.3 million in the 2005 period, offset by an increase in net borrowings on notes payable to $107.8 million in the 2005 period from $2.3 million in the 2004 period.

Off-Balance Sheet Arrangements

The Company enters into certain off-balance sheet arrangements including joint venture financing, option arrangements, land banking arrangements and variable interests in consolidated and unconsolidated entities. These arrangements are more fully described above and in Notes 2, 3 and 7 to Consolidated Financial Statements. In addition, the Company is party to certain contractual obligations, including land purchases and project commitments, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Description of Projects

The Company’s homebuilding projects usually take two to five years to develop. The following table presents project information relating to each of the Company’s homebuilding divisions as of March 31, 2005 and only includes projects with lots owned at March 31, 2005 or homes closed for the three months ended March 31, 2005.

Project (County) Product	Year of First Delivery	Estimated Number of Homes at Completion(1)	Units Closed as of March, 31, 2005	Backlog at March 31, 2005(2)(3)	Lots Owned as of March 31, 2005	Homes Closed for the Three Months Ended March 31, 2005	Sales Price Range(5)

SOUTHERN CALIFORNIA
Wholly-Owned:
Orange County
Mirador at Talega, San Clemente	2004	76	23	28	53	3	$1,100,000—1,245,000
Walden Park, Ladera Ranch	2004	109	95	13	14	12	$650,000—680,000
Ambridge at Quail Hill, Irvine	2004	128	72	13	56	11	$500,000—570,000
Lomard Court, Irvine	2005	150	0	51	79	0	$385,000—517,000
Garland Park, Irvine	2005	166	0	50	67	0	$497,000—583,000
Altamura @ Nellie Gail Ranch, Laguna Hills	2003	52	49	3	3	1	$1,975,000—2,000,000
Seacove at the Waterfront, Huntington Beach	2004	106	32	46	74	7	$772,000—965,000
Floralisa, San Juan Capistrano	2005	80	0	0	80	0	$1,204,000—1,365,000
Estrella Rosa, San Juan Capistrano	2006	40	0	0	40	0	$1,400,000—1,500,000
Madeira, Ladera Ranch	2006	41	0	0	41	0	$1,020,000—1,170,000
Tamarisk, Irvine	2005	113	0	0	37	0	$465,000—510,000
Los Angeles County
Rassmussen, Moorpark	2006	265	0	0	265	0	$710,000—865,000
Riverside County
Homestead at Heartland, North Corona	2005	109	0	0	109	0	$492,000—560,000
Bounty II at Heartland, North Corona	2005	39	0	39	39	0	$460,000—510,000
Almont at Heartland, North Corona	2006	91	0	0	91	0	$404,000—465,000
Vander Stelt, Corona	2006	309	0	0	309	0	$463,000—559,000
San Bernardino County
The Peaks at Citrus Heights, Fontana	2005	150	0	43	150	0	$533,000—583,000

Total Wholly-Owned		2,024	271	286	1,507	34

Joint Ventures:
Orange County
Amarante, Ladera Ranch	2005	53	0	41	53	0	$880,000—1,060,000
Bellataire, Ladera Ranch	2005	52	0	32	52	0	$1,120,000—1,175,000
Los Angeles County
Oakmont @ Westridge, Valencia	2003	87	87	0	0	2	$1,030,000—1,140,000
Creekside, Valencia	2004	141	117	24	24	4	$385,000—478,000
Riverside County
Discovery, North Corona	2004	172	136	29	36	17	$417,000—464,000
Bounty, North Corona	2003	167	148	8	19	0	$450,000—495,000

Total Joint Ventures		672	488	134	184	23

SOUTHERN CALIFORNIA REGION COMBINED TOTAL		2,696	759	420	1,691	57

Project (County) Product	Year of First Delivery	Estimated Number of Homes at Completion(1)	Units Closed as of March, 31, 2005	Backlog at March 31, 2005(2)(3)	Lots Owned as of March 31, 2005	Homes Closed for the Three Months Ended March 31, 2005	Sales Price Range(5)

NORTHERN CALIFORNIA
Wholly-Owned:
San Joaquin County
Ironwood II, Lathrop	2003	88	85	0	3	0	$276,000—317,000
Ironwood III, Lathrop	2005	109	0	49	109	0	$419,000—471,000
Seasons, Stockton	2005	145	0	54	145	0	$455,000—510,000
Contra Costa County
Seagate at Bayside, Hercules	2005	96	0	0	96	0	$491,000—594,000
Wavecrest at Bayside, Hercules	2005	76	0	0	76	0	$558,000—598,000
Rivergate Laurels, Antioch	2005	72	0	44	72	0	$500,000—550,000
Rivergate II, Antioch	2006	95	0	0	95	0	$475,000—560,000
Placer County
Whitney Ranch 12, Rocklin	2006	92	0	0	92	0	$544,000—576,000
Sacramento County
Verona at Anatolia, Rancho Cordova	2005	79	0	0	79	0	$400,000—440,000
Santa Clara County
Baton Rouge, San Jose	2005	91	0	19	91	0	$526,000—561,000
The Ranch at Silver Creek, San Jose:
Provance	2003	95	76	14	19	9	$1,400,000—1,560,000
Portofino	2003	42	40	0	2	0	$1,245,000—1,395,000
Esperanza	2004	74	35	38	39	11	$890,000—1,100,000
Montesa	2004	54	35	19	19	10	$955,000—1,090,000
Hacienda	2004	34	10	23	24	1	$1,785,000—2,050,000
Tesoro	2004	44	36	8	8	14	$805,000—865,000

		343	232	102	111	45

Stanislaus County
Sonterra at Walker Ranch, Patterson	2003	119	94	21	25	19	$405,000—458,000
Falling Leaf, Modesto	2006	314	0	0	314	0	$392,000—457,000

Total Wholly-Owned		1,719	411	289	1,308	64

Joint Ventures:
Contra Costa County
Heartland, Brentwood	2003	76	75	1	1	2	$444,000—471,000
Gables, Brentwood	2003	99	97	2	2	17	$440,000—499,000
Overlook, Hercules	2003	133	116	17	17	10	$664,000—706,000
El Dorado County
Lyon Prima, El Dorado Hills	2001	137	136	1	1	1	$445,000—511,000
Placer County
Pinehurst at Morgan Creek	2003	117	67	41	50	7	$619,000—711,000
Cypress at Morgan Creek	2003	73	69	4	4	13	$521,000—581,000
Whitney Ranch 5, Rocklin	2006	96	0	0	96	0	$420,000—430,000
Sacramento County
Big Horn, Elk Grove
Plaza Walk	2005	106	0	0	106	0	$246,000—269,000
Gallery Walk	2005	149	0	0	149	0	$195,000—216,000

Total Joint Ventures		986	560	66	426	50

NORTHERN CALIFORNIA REGION COMBINED TOTAL		2,705	971	355	1,734	114

Project (County) Product	Year of First Delivery	Estimated Number of Homes at Completion(1)	Units Closed as of March, 31, 2005	Backlog at March 31, 2005(2)(3)	Lots Owned as of March 31, 2005	Homes Closed for the Three Months Ended March 31, 2005	Sales Price Range(5)

SAN DIEGO
Wholly-Owned:
Riverside County
Bridle Creek, Corona	2003	274	94	33	180	10	$623,000—710,000
Sedona, Murietta	2003	144	144	0	0	8	$472,000—559,000
Sequoia at Wolf Creek, Temecula	2005	125	0	0	125	0	$301,000—318,000
Savannah at Harveston Ranch, Temecula	2005	162	0	8	162	0	$320,000—375,000
San Bernardino County
Chapman Heights, Yucaipa
Braeburn	2005	113	0	0	26	0	$526,000—566,000
Crofton	2005	140	0	0	50	0	$405,000—434,000
Westland	2005	79	0	0	23	0	$466,000—493,000
Vista Bella	2005	108	0	0	108	0	$232,000—259,000
Redcort	2005	90	0	0	90	0	$270,000—295,000
San Diego County
Sonora Ridge, Chula Vista	2003	172	172	0	0	1	$453,000—493,000
Promenade North, San Diego	2006	137	0	0	137	0	$421,000—494,000

Total Wholly-Owned		1,544	410	41	901	19

Joint Ventures:
Riverside County
Cabrillo at Montecito Ranch, Corona	2004	83	83	0	0	1	$597,000—629,000
San Diego County
Ravenna, San Diego	2005	199	0	36	199	0	$464,000—496,000
Amante, San Diego	2005	127	0	33	127	0	$560,000—633,000
Boardwalk, San Diego	2004	90	57	15	33	21	$522,000—605,000
Treviso, San Diego	2005	186	0	0	186	0	$385,000—502,000
Belleza at San Miguel Village, Chula Vista	2005	195	0	71	195	0	$526,000—566,000

Total Joint Ventures		880	140	155	740	22

SAN DIEGO REGION COMBINED TOTAL		2,424	550	196	1,641	41

ARIZONA
Wholly-Owned:
Maricopa County
Mesquite Grove, Chandler	2001	93	92	1	1	1	$301,000—338,000
Gateway Crossing, Gilbert
Oakcrest	2003	236	201	27	35	27	$162,000—207,000
Woodridge	2003	165	116	48	49	24	$192,000—239,000
Sonoran Foothills, Phoenix
Desert Crown	2004	124	13	71	111	11	$402,000—535,000
Desert Sierra	2004	212	14	91	118	5	$215,000—268,000
Copper Canyon Ranch, Surprise
Rancho Vistas	2004	212	141	64	71	29	$490,000—591,000
Sunset Point	2004	282	21	115	261	12	$205,000—294,000
El Sendero Hills	2004	188	24	98	164	17	$305,000—375,000
Talavera, Phoenix	2006	134	0	0	134	0	$182,000—240,000
Coldwater Ranch	2006	590	0	0	590	0	$159,000—217,000
Rancho Mercado	2006	233	0	0	233	0	$188,000—315,000
Lyon’s Gate, Gilbert	2006	1,879	0	0	1,879	0	$159,000—330,000
Collin’s Creek, Phoenix	2007	120	0	0	120	0	$187,000—193,000

ARIZONA REGION TOTAL		4,468	622	515	3,766	126

Project (County) Product	Year of First Delivery	Estimated Number of Homes at Completion(1)	Units Closed as of March, 31, 2005	Backlog at March 31, 2005(2)(3)	Lots Owned as of March 31, 2005	Homes Closed for the Three Months Ended March 31, 2005	Sales Price Range(5)

NEVADA
Wholly-Owned:
Clark County
Summerlin, Las Vegas
Vista Verde	2003	122	122	0	0	23	$410,000—473,000
Miraleste	2003	122	120	2	2	16	$551,000—595,000
Granada	2004	144	65	9	79	15	$432,000—497,000
The Lyon Collection	2005	60	0	9	60	0	$595,000—630,000
North Las Vegas
The Classics	2003	227	196	9	31	18	$290,000—315,000
The Springs	2003	209	165	9	44	18	$257,000—307,000
The Estates	2003	176	143	19	33	20	$315,000—349,000
The Cottages	2004	360	132	11	228	11	$227,000—257,000
Carson Ranch
West	2005	130	0	18	130	0	$385,000—420,000
East	2006	161	0	0	161	0	$385,000—487,000
West Park
Villas	2005	191	0	0	191	0	$285,000—365,000
Courtyards	2005	113	0	0	113	0	$325,000—430,000

NEVADA REGION TOTAL		2,015	943	86	1,072	121

GRAND TOTALS:
Wholly-Owned		11,770	2,657	1,217	8,554	364
Joint Ventures		2,538	1,188	355	1,350	95

		14,308	3,845	1,572	9,904	459

(1)	The estimated number of homes to be built at completion is subject to change, and there can be no assurance that the Company will build these homes.
(2)	Backlog consists of homes sold under sales contracts that have not yet closed, and there can be no assurance that closings of sold homes will occur.
(3)	Of the total homes subject to pending sales contracts as of March 31, 2005, 1,354 represent homes completed or under construction and 226 represent homes not yet under construction.
(4)	Lots owned as of March 31, 2005 include lots in backlog at March 31, 2005.
(5)	Sales price range reflects base price only and excludes any lot premium, buyer incentive and buyer selected options, which vary from project to project.

Net Operating Loss Carryforwards

At December 31, 2004, the Company has unused recognized built-in losses in the amount of $22.6 million which are available to offset future income and expire between 2009 and 2011. The utilization of these losses is limited to $3.2 million of taxable income per year; however, any unused losses in any year may be carried forward for utilization in future years through 2011. The Company’s ability to utilize the foregoing tax benefits will depend upon the amount of its future taxable income and may be limited under certain circumstances.

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

Significant Subsequent Event

On April 26, 2005, General William Lyon (“General Lyon”), the controlling stockholder, Chairman of the Board and Chief Executive Officer of the Company, announced that he has proposed acquiring the outstanding publicly held minority interest in the Company’s common stock for $82 per share in cash, representing approximately a 12% premium over the average closing price for the five trading days ended April 25, 2005.

General Lyon currently owns approximately a 47.8% equity interest in the Company and has, together with certain shares under a voting agreement, a 51.2% voting interest. Trusts of which General Lyon’s son, William H. Lyon, is sole beneficiary, own approximately an additional 24.1% of the outstanding shares. In the going-private transaction, General Lyon has proposed that a company to be formed and owned by him would acquire all of the outstanding shares of Company’s common stock not owned by General Lyon or by such trusts.

General Lyon stated this transaction would be contingent upon approval by the Board of Directors or a duly appointed special committee of the Board of Directors. The Board of Directors of the Company has formed a special committee of independent directors to consider his proposal with the assistance of outside financial and legal advisors which the Committee will retain. General Lyon has advised the Company’s Board of Directors that he will not sell his interest in the Company and will not entertain any proposals in that regard.

General Lyon has retained an investment banking firm as his financial advisor in the transaction. He has begun formulating plans regarding potential financing for this transaction and expressed confidence that sufficient financing can be arranged, together with some of the Company’s cash, to consummate this transaction as proposed.

See “Part II — Item 1. Legal Proceedings” for information on certain lawsuits which have been filed relating to General Lyon’s proposal.

Critical Accounting Polices

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and costs and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those which impact its most critical accounting policies. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, the Company’s most critical accounting policies are real estate inventories and cost of sales; impairment of real estate inventories; sales and profit recognition; and variable interest entities. Since December 31, 2004, there have been no changes in the Company’s most critical accounting policies, except as described in the following section, and no material changes in the assumptions and estimates used by management.

Forward-Looking Statements

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company’s Annual Report on Form 10-K for the year ended December 31, 2004 includes detailed disclosure about quantitative and qualitative disclosures about market risk. Quantitative and qualitative disclosures about market risk have not materially changed since December 31, 2004.

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

WILLIAM LYON HOMES

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings

Five purported class action lawsuits have been filed in the Court of Chancery of the State of Delaware in and for New Castle County, purportedly on behalf of the public stockholders of the Company, challenging the proposal made by General William Lyon to acquire the outstanding publicly held minority interest in the Company’s common stock for $82 per share in cash (the “Proposed Transaction”) and challenging related actions of the Company and the directors of the Company. Eastside Investors, LLP v. William Lyon Homes, et al., Civil Action No. 1301-N was filed on April 27, 2005; Donald Lamuth v. William Lyon et al., Civil Action No. 1304-N and Stephen L. Brown v. William Lyon Homes, et al., Civil Action No. 1307-N were filed on April 28, 2005; Michael Crady v. William Lyon Homes, et al., Civil Action No. 1311-N was filed on May 2, 2005; and Anthony A. D’Amato v. William Lyon, et al., Civil Action No. 1323-N was filed on May 6, 2005 (collectively, the “Delaware Complaints”). The Delaware Complaints name the Company and the directors of the Company as defendants. These complaints allege, among other things, that the defendants have breached their fiduciary duties owed to the plaintiffs in connection with the Proposed Transaction and other related corporate activities. The plaintiffs are seeking to enjoin the Proposed Transaction and, among other things, to obtain damages, attorneys’ fees and expenses related to the litigation. On May 9, 2005, the Delaware Complaints were consolidated into a single case entitled In re: William Lyon Homes Shareholder Litigation, Civil Action No. 1311-N

Two purported class action lawsuits challenging the Proposed Transaction also have been filed in the Superior Court of the State of California, County of Orange. On April 28, 2005, the complaints captioned Lewis Lester v. William Lyon Homes, et al., Case No. 05-CC-00092 (the “Lewis Complaint”), and Alaska Electrical Pension Fund v. William Lyon Homes, Inc., et al., Case No. 05-CC-00093 (the “Alaska Electrical Complaint” and, together with the Lewis Complaint, the “California Complaints”) were filed. The California Complaints name the Company and the directors of the Company as defendants and allege, among other things, that the defendants have breached their fiduciary duties to the public shareholders. The California Complaints seek to enjoin the Proposed Transaction and also seek damages and attorneys’ fee and expenses related to the litigation. Alaska Electrical Pension Fund (“Alaska Electrical”), which filed the Alaska Electrical Complaint, has filed a motion to consolidate the California Complaints, with Alaska Electrical as the lead plaintiff. The motion is currently scheduled to be heard on May 26, 2005.

The Company believes that the lawsuits described above are without merit, particularly given the status of the proposal and its anticipated consideration by the special committee. These lawsuits have only recently been filed and the Company has not yet responded to the allegations.

Duxford Title Reinsurance Company, a wholly-owned subsidiary of the Company, provides title reinsurance to unrelated title insurers directly issuing title policies on homes sold by the Company in California, Nevada and Arizona. In February 2005, Duxford Title Reinsurance Company was notified by its title insurers that as a result of current investigations by several state insurance regulators into the large number of captive reinsurance arrangements existing in the title insurance industry, the title insurers were suspending and/or terminating their current captive reinsurance agreements with Duxford Title Reinsurance Company pending final determination from the appropriate regulatory bodies as to their permissibility or necessary modification to assure compliance with applicable law. In April 2005, in response to a subpoena issued by the California Insurance Commissioner, the Company testified in connection with the Commissioner’s investigation of captive reinsurance arrangements, including testimony that in many instances, the Company pays for the title insurance being issued. The Company has not had any further communication to date from the California Insurance Commissioner or any other state insurance regulator about this matter and does not believe that the resolution of this matter will have a material effect on the Company’s financial position, results of operations or cash flows.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not purchase any shares of its common stock during the quarter covered by this Quarterly Report on Form 10-Q. The following table sets forth information with respect to purchases made by General William Lyon, the Company’s Chairman of the Board and Chief Executive Officer, of shares of the Company’s Common Stock during the quarter covered by this Quarterly Report on Form 10-Q:

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2005 – January 31, 2005	655,569	(1)	$66.95	N/A	N/A
February 1, 2005 – February 28, 2005	0		N/A	N/A	N/A
March 1, 2005 – March 31, 2004	0		N/A	N/A	N/A

(1)	General Lyon purchased 655,569 shares of Common Stock pursuant to a privately-negotiated transaction.

Items 3, 4 and 5.

Not applicable.

Item 6.    Exhibits

Exhibit No.	Description

10.1	Description of 2005 Cash Bonus Plan

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

WILLIAM LYON HOMES

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAM LYON HOMES Registrant

Date: May 9, 2005	By:	/s/ MICHAEL D. GRUBBS
MICHAEL D. GRUBBS Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: May 9, 2005	By:	/s/ W. DOUGLASS HARRIS
W. DOUGLASS HARRIS Vice President, Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Description of 2005 Cash Bonus Plan

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002