Form 10-Q
period 2005-06-30
WILLIAM LYON HOMES
filed 2005-08-09
CIK 1095996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

YES  ☒                    NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES  ☒                    NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at August 1, 2005
Common stock, par value $.01	8,616,236

WILLIAM LYON HOMES

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements.

WILLIAM LYON HOMES

CONSOLIDATED BALANCE SHEETS

(in thousands except number of shares and par value per share)

ASSETS
	June 30, 2005	December 31, 2004
	(unaudited)
Cash and cash equivalents	$50,659	$96,074
Receivables	34,428	39,302
Real estate inventories — Notes 2 and 3	1,303,947	1,059,173
Investments in and advances to unconsolidated joint ventures — Note 3	15,473	17,911
Property and equipment, less accumulated depreciation of $8,848 and $7,844 at June 30, 2005 and December 31, 2004, respectively	18,632	18,066
Deferred loan costs	13,267	13,982
Goodwill — Note 1	5,896	5,896
Other assets	26,292	24,158

	$1,468,594	$1,274,562

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$53,392	$39,364
Accrued expenses	115,472	150,774
Notes payable	122,555	48,571
7 5/8% Senior Notes due December 15, 2012 — Note 4	150,000	150,000
10 3/4% Senior Notes due April 1, 2013 — Note 4	246,779	246,648
7 1/2% Senior Notes due February 15, 2014 — Note 4	150,000	150,000

	838,198	785,357

Minority interest in consolidated entities — Notes 2 and 3	218,694	142,096

Stockholders’ equity — Note 6
Common stock, par value $.01 per share; 30,000,000 shares authorized; 8,616,236 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively; 1,275,000 shares issued and held in treasury at June 30, 2005 and December 31, 2004, respectively	86	86
Additional paid-in capital	30,250	30,250
Retained earnings	381,366	316,773

	411,702	347,109

	$1,468,594	$1,274,562

See accompanying notes.

WILLIAM LYON HOMES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands except per common share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Operating revenue
Home sales	$362,123	$367,060	$606,779	$621,608
Lots, land and other sales	45,366	17,423	47,392	17,423

	407,489	384,483	654,171	639,031

Operating costs
Cost of sales — homes	(266,952)	(282,828)	(441,934)	(483,264)
Cost of sales — lots, land and other	(22,024)	(13,826)	(23,837)	(13,826)
Sales and marketing	(13,282)	(12,879)	(24,397)	(23,292)
General and administrative	(23,963)	(17,054)	(41,404)	(30,718)
Other	(526)	(434)	(1,208)	(767)

	(326,747)	(327,021)	(532,780)	(551,867)

Equity in income (loss) of unconsolidated joint ventures — Note 3	252	(87)	(159)	(183)

Minority equity in income of consolidated entities — Note 2	(5,699)	(6,652)	(11,959)	(10,912)

Operating income	75,295	50,723	109,273	76,069
Financial advisory expenses — Note 8	(2,191)	—	(2,191)	—
Other (expense) income, net	(212)	1,300	(317)	1,705

Income before provision for income taxes	72,892	52,023	106,765	77,774
Provision for income taxes — Note 1	(28,792)	(20,875)	(42,172)	(31,217)

Net income	$44,100	$31,148	$64,593	$46,557

Earnings per common share — Note 1
Basic	$5.12	$3.16	$7.50	$4.74

Diluted	$5.07	$3.14	$7.43	$4.70

See accompanying notes.

WILLIAM LYON HOMES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2005

(in thousands)

(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total
	Shares	Amount
Balance — December 31, 2004	8,616	$86	$30,250	$316,773	$347,109
Net income	—	—	—	64,593	64,593

Balance — June 30, 2005	8,616	$86	$30,250	$381,366	$411,702

See accompanying notes.

WILLIAM LYON HOMES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2005	2004
Operating activities
Net income	$64,593	$46,557
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,004	452
Equity in loss of unconsolidated joint ventures	159	183
Minority equity in income of consolidated entities	11,959	10,912
Provision for income taxes	42,172	31,217
Net changes in operating assets and liabilities:
Receivables	4,874	16,131
Real estate inventories	(195,641)	(304,929)
Deferred loan costs	715	(381)
Other assets	(2,134)	669
Accounts payable	14,028	16,037
Accrued expenses	(77,474)	(42,358)

Net cash used in operating activities	(135,745)	(225,510)

Investing activities
Investments in and advances to unconsolidated joint ventures	(1,221)	(7,031)
Distributions of capital from unconsolidated joint ventures	3,500	6,166
Purchases of property and equipment	(1,570)	(16,046)

Net cash provided by (used in) investing activities	709	(16,911)

Financing activities
Proceeds from borrowing on notes payable	664,747	845,430
Principal payments on notes payable	(602,449)	(750,651)
Issuance of 7 1/2% Senior Notes	—	147,563
Minority interest contributions, net	27,323	3,157
Common stock issued for exercised options	—	902

Net cash provided by financing activities	89,621	246,401

Net (decrease) increase in cash and cash equivalents	(45,415)	3,980
Cash and cash equivalents — beginning of period	96,074	24,137

Cash and cash equivalents — end of period	$50,659	$28,117

Supplemental disclosures of cash flow information
Cash paid during the period for interest, net of amounts capitalized	$(2,093)	$(7,197)

Issuance of notes payable for land acquisitions	$11,686	$—

Consolidation of real estate inventories and minority interests from variable interest entities	$37,316	$—

Income tax benefit credited to additional paid-in capital in connection with stock option exercises	$—	$3,084

Consolidation of real estate inventories of previously unconsolidated joint ventures	$—	$160,124

Consolidation of notes payable of previously unconsolidated joint ventures	$—	$90,252

Consolidation of other net assets of previously unconsolidated joint ventures	$—	$43,568

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

The interim consolidated financial statements have been prepared in accordance with the Company’s customary accounting practices. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a presentation in accordance with U.S. generally accepted accounting principles have been included. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

The preparation of the Company’s financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities as of June 30, 2005 and December 31, 2004 and revenues and expenses for the periods presented. Accordingly, actual results could differ materially from those estimates in the near-term.

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

	June 30,
	2005	2004
Warranty liability, beginning of period	$14,308	$7,267
Warranty liability from consolidated entities as of January 1, 2004 — Note 2	—	1,664
Warranty provision during period	7,407	5,957
Warranty settlements during period	(8,836)	(5,565)

Warranty liability, end of period	$12,879	$9,323

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

Earnings per share amounts for all periods presented conform to Financial Accounting Standards Board Statement of Financial Accounting Standards No. 128, Earnings Per Share. Basic and diluted earnings per common share for the three months ended June 30, 2005 are based on 8,616,236 and 8,693,425 weighted average shares of common stock outstanding, respectively. Basic and diluted earnings per common share for the six months ended June 30, 2005 are based on 8,616,236 and 8,693,172 weighted average shares of common stock outstanding, respectively. Basic and diluted earnings per common share for the three months ended June 30, 2004 are based on 9,851,076 and 9,931,572 weighted average shares of common stock outstanding, respectively. Basic and diluted earnings per common share for the six months ended June 30, 2004 are based on 9,825,872 and 9,905,676 weighted average shares of common stock outstanding, respectively.

On June 29, 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-05”). The scope of EITF 04-05 is limited to limited partnerships or similar entities (such as limited liability companies that have governing provisions that are the functional equivalent of a limited partnership) that are not variable interest entities under FIN 46 and provides a new framework for addressing when a general partner in a limited partnership, or managing member in the case of a limited liability company, controls the entity. Under EITF 04-05, the Company may be required to consolidate certain investments in which the Company holds a general partner or managing member interest. EITF 04-05 is effective after June 29, 2005 for new entities formed after such date and for existing entities for which the agreements are subsequently modified and is effective for the Company’s fiscal year beginning January 1, 2006 for all other entities. The adoption of EITF 04-05 did not have any impact on the Company’s financial statements as of June 30, 2005. The Company has not yet determined the anticipated impact of adopting EITF 04-05 for arrangements existing at June 29, 2005. However, EITF 04-05 may require the consolidation of the assets, liabilities and operations of certain of the Company’s homebuilding and land

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

development joint ventures. Since the Company already recognizes its proportionate share of joint venture earnings and losses under the equity method of accounting, the adoption of EITF 04-05 will not impact the Company’s consolidated net income.

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

Supplemental consolidating financial information of the Company, specifically including information for the joint ventures and land banking arrangements consolidated under Interpretation No. 46 and for two joint ventures which were previously consolidated (see Note 5), is presented below to allow investors to determine the nature of assets held and the operations of the consolidated entities. Investments in consolidated entities in the separate financial statements of wholly-owned entities are presented below using the equity method of accounting. Consolidated real estate inventories include land deposits under option agreements or land banking arrangements (excluding the consolidated land banking arrangements as previously described in this paragraph) of $42,097,000 and $38,023,000 at June 30, 2005 and December 31, 2004, respectively.

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

The Company enters into purchase agreements with various land sellers. In some instances, and as a method of acquiring land in staged takedowns, thereby minimizing the use of funds from the Company’s revolving credit facilities and other corporate financing sources and limiting the Company’s risk, the Company transfers its right in such purchase agreements to entities owned by third parties (land banking arrangements). These entities use equity contributions and/or incur debt to finance the acquisition and development of the lots. The entities grant the Company an option to acquire lots in staged takedowns. In consideration for this option, the Company makes a non-refundable deposit equal to 20% or less of the total purchase price. Additionally, the Company may be subject to other penalties if lots are not acquired. The Company is under no obligation to purchase the balance of the lots, but would forfeit remaining deposits and be subject to penalties if the lots were not purchased. The Company does not have legal title to these entities or their assets and has not guaranteed their liabilities. These land banking arrangements help the Company manage the financial and market risk associated with land holdings. The Company participates in two land banking arrangements, which are not VIEs in accordance with FIN 46, and are not consolidated as of June 30, 2005 and December 31, 2004. The deposits and penalties related to the two land banking projects have been recorded in the accompanying consolidated balance sheet. The financial statements of these two entities are not consolidated with the Company’s consolidated financial statements.

One of the land banking arrangements which has been determined to be a VIE was entered into effective on September 29, 2003. Under this arrangement, the Company transferred to an entity owned by a third party the Company’s right to purchase certain real estate assets (lots) from a joint venture whose financial statements have previously been consolidated with the Company’s financial statements (see Note 3). Concurrently, the Company entered into an option agreement with the entity owned by a third party whereby the Company agreed to acquire lots in staged takedowns through August 15, 2005. The Company made a non-refundable deposit of $14,418,000 and the entity owned by a third party made an equity contribution of $42,214,000 to purchase the lots from the joint venture for a total price of $56,632,000 (which included a $16,441,000 preferred return to the outside partner of the joint venture). The Company is under no obligation to purchase the lots, but would forfeit remaining deposits if the lots were not purchased. The Company does not have legal title to the entity owned by a third party and has not guaranteed its liabilities. The total purchase price under the option agreement is $60,848,550 plus a 10 1/4% preferred return on invested capital to the outside third party. The property consists of 128 single-family lots and 22 high-density lots on which the Company expects to construct 128 single-family homes on the single-family lots and 44 duplex condominium units on the high-density lots. The homes are expected to be constructed and sold in phases over a two-to-three year period with approximate base sales prices ranging from $805,000 to $1,100,000. As of June 30, 2005, 157 lots have been purchased and 139 homes have closed. The intercompany sales and related profits have been eliminated in consolidation.

Summary information with respect to the Company’s consolidated and unconsolidated land banking arrangements is as follows as of June 30, 2005 (dollars in thousands):

	Consolidated	Unconsolidated
Total number of land banking projects	2	2

Total number of lots	274	613

Total purchase price	$84,222	$94,070

Balance of lots still under option and not purchased:
Number of lots	114	286

Purchase price	$28,204	$53,059

Forfeited deposits and penalties if lots are not purchased	$4,324	$14,940

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET BY FORM OF OWNERSHIP

(in thousands)

	June 30, 2005
		Consolidated Entities
	Wholly- Owned	Variable Interest Entities Under Interpretation No. 46	Joint Ventures Previously Consolidated	Eliminating Entries	Consolidated Total

ASSETS

Cash and cash equivalents	$28,320	$22,311	$28	$—	$50,659
Receivables	32,012	2,416	—	—	34,428
Real estate inventories	1,014,545	289,402	—	—	1,303,947
Investments in and advances to unconsolidated joint ventures	15,473	—	—	—	15,473
Investments in consolidated entities	61,388	—	—	(61,388)	—
Other assets	64,087	—	—	—	64,087
Intercompany receivables	3,822	441	4,052	(8,315)	—

	$1,219,647	$314,570	$4,080	$(69,703)	$1,468,594

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued expenses	$152,220	$12,570	$4,074	$—	$168,864
Notes payable	108,946	13,609	—	—	122,555
7 5/8% Senior Notes due December 15, 2012	150,000	—	—	—	150,000
10 3/4% Senior Notes due April 1, 2013	246,779	—	—	—	246,779
7 1/2% Senior Notes due February 15, 2014	150,000	—	—	—	150,000
Intercompany payables	—	8,315	—	(8,315)	—

Total liabilities	807,945	34,494	4,074	(8,315)	838,198
Minority interest in consolidated entities	—	—	—	218,694	218,694
Owners’ capital
William Lyon Homes	—	61,382	6	(61,388)	—
Others	—	218,694	—	(218,694)	—
Stockholders’ equity	411,702	—	—	—	411,702

	$1,219,647	$314,570	$4,080	$(69,703)	$1,468,594

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONDENSED CONSOLIDATING STATEMENT OF INCOME BY FORM OF OWNERSHIP

(in thousands)

	Three Months Ended June 30, 2005
	Wholly- Owned	Consolidated Entities		Elimination Entries	Consolidated Total
		Variable Interest Entities Under Interpretation No. 46	Joint Ventures Previously Consolidated
Operating revenue
Sales	$322,748	$84,741	$—	$—	$407,489
Management fees	2,738	—	—	(2,738)	—

	325,486	84,741	—	(2,738)	407,489

Operating costs
Cost of sales	(225,408)	(66,306)	—	2,738	(288,976)
Sales and marketing	(10,453)	(2,829)	—	—	(13,282)
General and administrative	(23,963)	—	—	—	(23,963)
Other	(526)	—	—	—	(526)

	(260,350)	(69,135)	—	2,738	(326,747)

Equity in income of unconsolidated joint ventures	252	—	—	—	252

Equity in income of consolidated entities	9,987	—	—	(9,987)	—

Minority equity in income of consolidated entities	—	—	—	(5,699)	(5,699)

Operating income	75,375	15,606	—	(15,686)	75,295
Financial advisory expenses	(2,191)	—	—	—	(2,191)
Other (expense) income, net	(292)	80	—	—	(212)

Income before provision for income taxes	72,892	15,686	—	(15,686)	72,892
Provision for income taxes	(28,792)	—	—	—	(28,792)

Net income	$44,100	$15,686	$—	$(15,686)	$44,100

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONDENSED CONSOLIDATING STATEMENT OF INCOME BY FORM OF OWNERSHIP

(in thousands)

	Six Months Ended June 30, 2005
	Wholly- Owned	Consolidated Entities		Eliminating Entries	Consolidated Total
		Variable Interest Entities Under Interpretation No. 46	Joint Ventures Previously Consolidated
Operating revenue
Sales	$512,208	$141,963	$—	$—	$654,171
Management fees	4,651	—	—	(4,651)	—

	516,859	141,963	—	(4,651)	654,171

Operating costs
Cost of sales	(362,736)	(107,686)	—	4,651	(465,771)
Sales and marketing	(19,076)	(5,321)	—	—	(24,397)
General and administrative	(41,404)	—	—	—	(41,404)
Other	(1,208)	—	—	—	(1,208)

	(424,424)	(113,007)	—	4,651	(532,780)

Equity in loss of unconsolidated joint ventures	(159)	—	—	—	(159)

Equity in income of consolidated entities	17,220	—	—	(17,220)	—

Minority equity in income of consolidated entities	—	—	—	(11,959)	(11,959)

Operating income	109,496	28,956	—	(29,179)	109,273
Financial advisory expenses	(2,191)	—	—	—	(2,191)
Other (expense) income, net	(540)	223	—	—	(317)

Income before provision for income taxes	106,765	29,179	—	(29,179)	106,765
Provision for income taxes	(42,172)	—	—	—	(42,172)

Net income	$64,593	$29,179	$—	$(29,179)	$64,593

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

Note 3 — Investments in and Advances to Unconsolidated Joint Ventures

The Company and certain of its subsidiaries are general partners or members in joint ventures involved in the development and sale of residential projects. The consolidated financial statements of the Company include the accounts of the Company, all majority-owned and controlled subsidiaries and certain joint ventures which have been determined to be variable interest entities in which the Company is considered the primary beneficiary (see Note 2). The financial statements of joint ventures which have not been determined to be variable interest entities in which the Company is considered the primary beneficiary are not consolidated with the Company’s financial statements. The Company’s investments in unconsolidated joint ventures are accounted for using the equity method because the Company has a 50% or less voting or economic interest (and thus such joint ventures are not controlled by the Company). Condensed combined financial information of these unconsolidated joint ventures as of June 30, 2005 and December 31, 2004 is summarized as follows:

CONDENSED COMBINED BALANCE SHEETS

(in thousands)

	June 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Cash and cash equivalents	$309	$1,132
Receivables	1,431	948
Real estate inventories	44,868	38,193
Investment in unconsolidated joint ventures	23,232	25,799
Property and equipment	234	165

	$70,074	$66,237

LIABILITIES AND OWNERS’ CAPITAL
Accounts payable	$3,739	$2,313
Notes payable	34,502	28,580
Advances from William Lyon Homes	114	413

	38,355	31,306

Owners’ capital
William Lyon Homes	15,893	17,498
Others	15,826	17,433

	31,719	34,931

	$70,074	$66,237

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONDENSED COMBINED STATEMENTS OF INCOME

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Operating costs
Sales and marketing	$—	$(21)	$—	$(21)
General and administrative	(11)	(6)	(14)	(8)
Other	(344)	(9)	(631)	(9)

	(355)	(36)	(645)	(38)

Equity in income (loss) of unconsolidated joint ventures	1,927	(138)	1,396	(328)

Net income (loss)	$1,572	$(174)	$751	$(366)

Allocation to owners
William Lyon Homes	$786	$(87)	$375	$(183)
Others	786	(87)	376	(183)

	$1,572	$(174)	$751	$(366)

Income allocations and cash distributions to the Company are based on predetermined formulas between the Company and the joint venture partners as specified in the applicable partnership or operating agreements. The Company generally receives, after partners’ priority returns and return of partners’ capital, approximately 50% of the profits and cash flows from joint ventures.

During the year ended December 31, 2002, one of the Company’s joint ventures (“Existing Venture”) was restructured such that the Company was required to purchase the 538 lots owned by the Existing Venture on a specified takedown basis through October 15, 2003 at a purchase price equal to the future cost of such lots including a 20% preferred return on invested capital to the outside partner of the Existing Venture. During the year ended December 31, 2002, the first 242 lots were purchased from the Existing Venture for $64,468,000, which included a $12,493,000 preferred return to the outside partner of the Existing Venture. The 242 lots were purchased by a newly formed joint venture (“New Venture”) between the Company and an outside partner. The Company was required to and did purchase the 242 lots owned by the New Venture on a specified takedown basis through May 15, 2004 at a purchase price equal to $74,210,000 plus a 13 1/2% preferred return on invested capital to the outside partner of the New Venture. Because the Company is required to purchase the lots owned by both the Existing Venture and the New Venture, and the Company now controls both ventures, the financial statements of both ventures have been consolidated with the Company’s financial statements. During the year ended December 31, 2002, an additional 44 lots were purchased from the Existing Venture for $19,765,000, which included a $3,953,000 preferred return to the outside partner of the Existing Venture. The 44 lots were purchased through a land banking arrangement (see Note 2 for additional information regarding the Company’s land banking arrangements). During the year ended December 31, 2003, an additional 219 lots were purchased from the Existing Venture for $74,896,000, which included a $21,743,000 preferred return to the outside partner of the Existing Venture. These purchases included (1) 172 lots which were purchased from the Existing Venture under a land banking arrangement (see Note 2) for $56,632,000, which included a $16,441,000 preferred return to the outside partner of the Existing Venture and (2) 47 lots which were purchased by the New Venture from the Existing Venture for $18,264,000, which included a $5,302,000 preferred return to the outside partner of the Existing Venture. During the year ended December 31, 2002, the Company purchased 15 lots from the New

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

Venture for $5,135,000, all of which was paid to the outside partner as a return of capital. During the year ended December 31, 2003, the Company purchased 175 lots from the New Venture for $54,543,000, all of which was paid to the outside partner as a return of capital. During the year ended December 31, 2004, the Company purchased 99 lots from the New Venture for $34,281,000. During the three and six months ended June 30, 2005 no lots were purchased by the Company from the New Venture. During the three and six months ended June 30, 2004, the Company purchased 31 and 73 lots, respectively from the New Venture for $10,497,000 and $22,371,000, respectively. The intercompany sales and related profits have been eliminated in consolidation.

During the year ended December 31, 2003, the Company’s wholly-owned subsidiary William Lyon Homes Inc., a California corporation, (“California Lyon”), and two unaffiliated parties formed a series of limited liability companies (“Development LLCs”) for the purpose of acquiring three parcels of land totaling 236 acres in Irvine and Tustin, California (formerly part of the Tustin Marine Corps Air Station) and developing the land into 1,910 residential homesites. The Development LLCs sold its first lots during the three months ended June 30, 2005 and the remaining lots were sold in July 2005. California Lyon is required under certain specific conditions to purchase approximately one half in value of the lots and during the three months ended June 30, 2005, California Lyon purchased 165 lots from the Development LLCs, of which 102 lots were purchased through a land banking arrangement (see Note 2 for additional information regarding the Company’s land banking arrangements). In July 2005, California Lyon purchased an additional 668 lots from the Development LLCs, of which 169 lots were purchased through two land banking arrangements. California Lyon has a 12 1/2% indirect, minority interest in the Development LLCs and during the three months ended June 30, 2005 earned income of $1.9 million from the sale of lots by the Development LLCs of which, $0.5 million of income was deferred from the purchase of the 102 lots by California Lyon and will be recognized when the lots are sold. The Development LLCs are borrowers under a secured line of credit. Advances under the line of credit are to be used to pay acquisition and development costs and expenses. The line of credit is secured by deeds of trust on the real property and improvements thereon owned by the applicable Development LLCs, as well as pledges of all net sale proceeds, related contracts and other ancillary property. The maximum commitment amount under the line of credit is limited by specified agreed loan-to-value ratios. The maximum commitment amount under the line of credit is $105,000,000 and matures in September 2005. California Lyon has posted letters of credit equal to approximately $19,600,000 to secure its obligations as well as the Development LLCs’ obligations to the banks under the line of credit. Further, California Lyon and the other direct and indirect members of the Development LLCs, including certain affiliates of such other members, have entered into reimbursement and indemnity agreements to allocate any liability arising from each line of credit, including related guarantees and letters of credit. California Lyon’s parent company, William Lyon Homes, a Delaware corporation (“Delaware Lyon”) has entered into joinder agreements to be jointly and severally liable for California Lyon’s obligations under the reimbursement and indemnity agreements. While the reimbursement and indemnity agreements provide that liability is generally allocated in accordance with the members’ percentage interests in the Development LLCs’ distributions, Delaware Lyon and California Lyon may be liable for the full amount of the obligations guaranteed to the banks in certain specified circumstances, such as those involving the default, willful misconduct or gross negligence of California Lyon. As of June 30, 2005 the outstanding indebtedness under the line of credit was $105,000,000. In July 2005, the $105,000,000 outstanding balance under the line of credit as of June 30, 2005 was paid in full and the related letters of credit were returned by the beneficiary in conjunction with the sale of the remaining lots by the Development LLCs as described above.

The Company is a member in an unconsolidated joint venture limited liability company formed for the purpose of acquiring and developing land in Nevada. At June 30, 2005, the unconsolidated joint venture had outstanding land acquisition and development debt of $34,500,000, of which the Company guaranteed $17,250,000.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

Note 4 — Senior Notes

As of June 30, 2005, the Company had the following outstanding Senior Note obligations (collectively, the “Senior Notes”) (in thousands):

7 5/8% Senior Notes due December 15, 2012	$150,000
10 3/4% Senior Notes due April 1, 2013	246,779
7 1/2% Senior Notes due February 15, 2014	150,000

$546,779

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

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

Upon a change of control as described in the respective Indentures governing the Senior Notes (the “Senior Notes Indentures”), California Lyon will be required to offer to purchase the Senior Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest, if any.

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

At June 30, 2005, the Company had approximately $108.9 million of secured indebtedness (excluding approximately $13.6 million of secured indebtedness of consolidated entities — see Note 2) and approximately $234.6 million of additional secured indebtedness available to be borrowed under the Company’s credit facilities, as limited by the Company’s borrowing base formulas.

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONSOLIDATING BALANCE SHEET

June 30, 2005

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
ASSETS
Cash and cash equivalents	$—	$21,913	$5,154	$23,592	$—	$50,659
Receivables	—	14,067	17,943	2,418	—	34,428
Real estate inventories	—	1,052,893	2,732	248,322	—	1,303,947
Investments in and advances to unconsolidated joint ventures	—	15,473	—	—	—	15,473
Property and equipment, net	—	1,697	16,935	—	—	18,632
Deferred loan costs	—	13,267	—	—	—	13,267
Goodwill	—	5,896	—	—	—	5,896
Other assets	—	24,600	1,692	—	—	26,292
Investments in subsidiaries	411,702	62,016	8,594	—	(482,312)	—
Intercompany receivables	—	2,426	89,845	441	(92,712)	—

	$411,702	$1,214,248	$142,895	$274,773	$(575,024)	$1,468,594

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$—	$44,761	$625	$8,006	$—	$53,292
Accrued expenses	—	105,661	4,598	5,213	—	115,472
Notes payable	—	92,392	16,554	13,609	—	122,555
7 5/8% Senior Notes	—	150,000	—	—	—	150,000
10 3/4% Senior Notes	—	246,779	—	—	—	246,779
7 1/2% Senior Notes	—	150,000	—	—	—	150,000
Intercompany payables	—	81,530	2,867	8,315	(92,712)	—

Total liabilities	—	871,123	24,644	35,143	(92,712)	838,198
Minority interest in consolidated entities	—	—	—	—	218,694	218,694
Stockholders’ equity	411,702	343,125	118,251	239,630	(701,006)	411,702

	$411,702	$1,214,248	$142,895	$274,773	$(575,024)	$1,468,594

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONSOLIDATING BALANCE SHEET

December 31, 2004

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company

ASSETS
Cash and cash equivalents	$—	$57,420	$6,170	$32,484	$—	$96,074
Receivables	—	22,458	11,361	5,483	—	39,302
Real estate inventories	—	834,469	1,767	222,937	—	1,059,173
Investments in and advances to unconsolidated joint ventures	—	17,911	—	—	—	17,911
Property and equipment, net	—	1,093	16,973	—	—	18,066
Deferred loan costs	—	13,982	—	—	—	13,982
Goodwill	—	5,896	—	—	—	5,896
Other assets	—	22,656	1,502	—	—	24,158
Investments in subsidiaries	347,109	77,303	11,390	—	(435,802)	—
Intercompany receivables	—	1,867	89,870	—	(91,737)	—

	$347,109	$1,055,055	$139,033	$260,904	$(527,539)	$1,274,562

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$—	$29,146	$380	$9,838	$—	$39,364
Accrued expenses	—	137,199	3,971	9,604	—	150,774
Notes payable	—	13,072	9,305	26,194	—	48,571
7 5/8% Senior Notes	—	150,000	—	—	—	150,000
10 3/4% Senior Notes	—	246,648	—	—	—	246,648
7 1/2% Senior Notes	—	150,000	—	—	—	150,000
Intercompany payables	—	88,538	1,867	1,332	(91,737)	—

Total liabilities	—	814,603	15,523	46,968	(91,737)	785,357
Minority interest in consolidated entities	—	—	—	—	142,096	142,096
Stockholders’ equity	347,109	240,452	123,510	213,936	(577,898)	347,109

	$347,109	$1,055,055	$139,033	$260,904	$(527,539)	$1,274,562

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONSOLIDATING STATEMENT OF INCOME

Three Months Ended June 30, 2005

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$273,055	$49,693	$84,741	$—	$407,489
Management fees	—	2,738	—	—	(2,738)	—

	—	275,793	49,693	84,741	(2,738)	407,489

Operating costs
Cost of sales	—	(187,051)	(38,357)	(66,306)	2,738	(288,976)
Sales and marketing	—	(8,264)	(2,189)	(2,829)	—	(13,282)
General and administrative	—	(23,952)	(11)	—	—	(23,963)
Other	—	—	(526)	—	—	(526)

	—	(219,267)	(41,083)	(69,135)	2,738	(326,747)

Equity in income (loss) of unconsolidated joint ventures	—	424	(172)	—	—	252

Income (loss) from subsidiaries	44,100	17,923	(37)	—	(61,986)	—

Minority equity in income of consolidated entities	—	—	—	—	(5,699)	(5,699)

Operating income	44,100	74,873	8,401	15,606	(67,685)	75,295
Financial advisory expenses	—	(2,191)	—	—	—	(2,191)
Other income (expense), net	—	63	(238)	(37)	—	(212)

Income before provision for income taxes	44,100	72,745	8,163	15,569	(67,685)	72,892
Provision for income taxes	—	(28,792)	—	—	—	(28,792)

Net income	$44,100	$43,953	$8,163	$15,569	$(67,685)	$44,100

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONSOLIDATING STATEMENT OF INCOME

Six Months Ended June 30, 2005

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$426,316	$85,892	$141,963	$—	$654,171
Management fees	—	4,651	—	—	(4,651)	—

	—	430,967	85,892	141,963	(4,651)	654,171

Operating costs
Cost of sales	—	(295,657)	(67,079)	(107,686)	4,651	(465,771)
Sales and marketing	—	(15,487)	(3,589)	(5,321)	—	(24,397)
General and administrative	—	(41,261)	(143)	—	—	(41,404)
Other	—	—	(1,208)	—	—	(1,208)

	—	(352,405)	(72,019)	(113,007)	4,651	(532,780)

Equity in income (loss) of unconsolidated joint ventures	—	157	(316)	—	—	(159)

Income from subsidiaries	64,593	30,297	(217)	—	(94,673)	—

Minority equity in income of consolidated entities	—	—	—	—	(11,959)	(11,959)

Operating income	64,593	109,016	13,340	28,956	(106,632)	109,273
Financial advisory expenses	—	(2,191)	—	—	—	(2,191)
Other income (expense), net	—	199	(698)	182	—	(317)

Income before provision for income taxes	64,593	107,024	12,642	29,138	(106,632)	106,765
Provision for income taxes	—	(42,154)	—	(18)	—	(42,172)

Net income	$64,593	$64,870	$12,642	$29,120	$(106,632)	$64,593

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2005

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating activities
Net income	$64,593	$64,870	$12,642	$29,120	$(106,632)	$64,593
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	226	778	—	—	1,004
Equity in loss of unconsolidated joint ventures	—	(157)	316	—	—	159
Minority equity in income of consolidated entities	—	—	—	—	11,959	11,959
Equity in (earnings) loss of subsidiaries	(64,593)	(30,297)	217	—	94,673	—
Provision for income taxes	—	42,154	—	18	—	42,172
Net changes in operating assets and liabilities:
Receivables	—	8,391	(6,582)	3,065	—	4,874
Intercompany receivables/payables	—	—	25	6,542	(6,567)	—
Real estate inventories	—	(169,291)	(965)	(25,385)	—	(195,641)
Deferred loan costs	—	715	—	—	—	715
Other assets	—	(1,944)	(190)	—	—	(2,134)
Accounts payable	—	15,615	245	(1,832)	—	14,028
Accrued expenses	—	(73,692)	627	(4,409)	—	(77,474)

Net cash (used in) provided by operating activities	—	(143,410)	7,113	7,119	(6,567)	(135,745)

Investing activities
Net change in investment in unconsolidated joint ventures	—	2,595	(316)	—	—	2,279
Purchases of property and equipment	—	(830)	(740)	—	—	(1,570)
Investment in subsidiaries	—	45,584	2,579	—	(48,163)	—
Advances to affiliates	—	(7,080)	—	—	7,080	—

Net cash provided by investing activities	—	40,269	1,523	—	(41,083)	709

Financing activities
Proceeds from borrowings on notes payable	—	472,007	192,740	—	—	664,747
Principal payments on notes payable	—	(404,373)	(185,491)	(12,585)	—	(602,449)
Minority interest contributions, net	—	—	—	27,323	—	27,323
Advances to affiliates	—	—	(16,901)	(30,749)	47,650	—

Net cash provided by (used in) financing activities	—	67,634	(9,652)	(16,011)	47,650	89,621

Net decrease in cash and cash equivalents	—	(35,507)	(1,016)	(8,892)	—	(45,415)
Cash and cash equivalents at beginning of period	—	57,420	6,170	32,484	—	96,074

Cash and cash equivalents at end of period	$—	$21,913	$5,154	$23,592	$—	$50,659

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

Note 5 — Related Party Transactions

On October 26, 2000, the Company’s Board of Directors (with Messrs. William Lyon and William H. Lyon abstaining) approved the purchase of 579 lots for a total purchase price of $12,581,000 from an entity controlled by William Lyon and William H. Lyon. The terms of the purchase agreement provide for an initial option payment of $1,000,000 and a rolling option takedown of the lots. In addition, one-half of the net profits in excess of six percent from the development are to be paid to the seller. Phased takedowns of approximately 20 lots each were anticipated to occur at periodic intervals for each of several product types through September 2004. As of December 31, 2004, all lots were purchased under this agreement. In addition, one-half of the net profits, as defined, in excess of six percent from the development are to be paid to the seller, of which $5,711,000 has been paid through June 30, 2005. This land acquisition qualified as an affiliate transaction under the Company’s 12 1/2% Senior Notes due July 1, 2003 Indenture dated as of June 29, 1994, as amended (“Old Indenture”). Pursuant to the terms of the Old Indenture, the Company determined that the land acquisition is on terms that are no less favorable to the Company than those that would have been obtained in a comparable transaction by the Company with an unrelated person. The Company delivered to the Trustee under the Old Indenture a resolution of the Board of Directors of the Company set forth in an Officers’ Certificate certifying that the land acquisition is on terms that are no less favorable to the Company than those that would have been obtained in a comparable transaction by the Company with an unrelated person and the land acquisition was approved by a majority of the disinterested members of the Board of Directors of the Company. Further, the Company delivered to the Trustee under the Indenture a determination of value by a real estate appraisal firm which is of regional standing in the region in which the subject property is located and is MAI certified.

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

For the three months ended June 30, 2005 and 2004, the Company incurred reimbursable on-site labor costs of $39,000 and $42,000, respectively, for providing customer service to real estate projects developed by entities controlled by William Lyon and William H. Lyon, of which $3,000 and $90,000 was due to the Company at June 30, 2005 and 2004, respectively. For the six months ended June 30, 2005 and 2004, the Company incurred reimbursable on-site labor costs of $71,000 and $105,000, respectively for providing customer service to real estate projects developed by entities controlled by William Lyon and William H. Lyon.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

For each of the three month periods ended June 30, 2005 and 2004, the Company incurred charges of $189,000 related to rent on its corporate office, from a trust of which William H. Lyon is the sole beneficiary.

During the three and six months ended June 30, 2004, the Company incurred charges of $93,000 and $100,000, respectively related to the charter and use of aircraft owned by an affiliate of William Lyon.

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

Pursuant to the agreement above, the Company had earned revenue of $110,000 and $181,000 for charter services provided to William Lyon personally, for the three and six months ended June 30, 2005, and paid the Affiliate $313,000 and $492,000, respectively, for services under the aircraft consulting and management agreement, for the three and six months ended June 30, 2005.

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

Note 6 — Stockholders’ Equity

On November 12, 2004 the Company’s Board of Directors approved an increase in the size of the Company’s previously announced stock repurchase program to 3,000,000 shares of its common stock (including any shares previously repurchased by the Company under the program). Under the program, as originally

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

adopted in September 2001, the Company could repurchase 20% of its then outstanding shares of common stock or approximately 2,000,000 shares. Under the plan, the stock will be purchased from time to time in privately negotiated transactions or the open market in compliance with Securities and Exchange Commission Rule 10b-18, subject to market conditions, applicable legal requirements and other factors. The timing and amounts of any purchases will be as determined by the Company’s management from time to time or may be suspended at any time or from time to time without prior notice, depending on market conditions and other factors they deem relevant. The repurchased shares may be held as treasury stock and used for general corporate purposes or cancelled. As of June 30, 2005, 1,218,400 shares of common stock had been purchased for $26,750,000 and retired under this program and 1,275,000 shares of common stock had been repurchased for $81,001,000, which shares were held in treasury. No shares were purchased under this program during the three and six months ended June 30, 2005.

During the three and six months ended June 30, 2004, certain officers and directors exercised options to purchase 52,130 and 89,464 shares, respectively of the Company’s common stock at a price of $8.6875 per share in accordance with the William Lyon Homes 2000 Stock Incentive Plan. During the six months ended June 30, 2004, certain officers exercised options to purchase 4,166 shares of the Company’s common stock at a price of $9.10 per share in accordance with the William Lyon Homes 2000 Stock Incentive Plan. During the three and six months ended June 30, 2005, no options were exercised by officers and directors.

Note 7 — Commitments and Contingencies

The Company’s commitments and contingent liabilities include the usual obligations incurred by real estate developers in the normal course of business. In the opinion of management, these matters will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Five purported class action lawsuits have been filed in the Court of Chancery of the State of Delaware in and for New Castle County, purportedly on behalf of the public stockholders of the Company, challenging the proposal made by General William Lyon to acquire the outstanding publicly held minority interest in the Company’s common stock for $82 per share in cash (the “Proposed Transaction”), (See Note 8) and challenging related actions of the Company and the directors of the Company. Eastside Investors, LLP v. William Lyon Homes, et al., Civil Action No. 1301-N was filed on April 27, 2005; Donald Lamuth v. William Lyon et al., Civil Action No. 1304-N and Stephen L. Brown v. William Lyon Homes, et al., Civil Action No. 1307-N were filed on April 28, 2005; Michael Crady v. William Lyon Homes, et al., Civil Action No. 1311-N was filed on May 2, 2005; and Anthony A. D’Amato v. William Lyon, et al., Civil Action No. 1323-N was filed on May 6, 2005 (collectively, the “Delaware Complaints”). The Delaware Complaints name the Company and the directors of the Company as defendants. These complaints allege, among other things, that the defendants have breached their fiduciary duties owed to the plaintiffs in connection with the Proposed Transaction and other related corporate activities. The plaintiffs are seeking to enjoin the Proposed Transaction and, among other things, to obtain damages, attorneys’ fees and expenses related to the litigation. On May 9, 2005, the Delaware Complaints were consolidated into a single case entitled In re: William Lyon Homes Shareholder Litigation, Civil Action No. 1311-N (the “Consolidated Delaware Action”). On May 20, 2005, a class was certified in the Consolidated Delaware Action.

Two purported class action lawsuits challenging the Proposed Transaction also have been filed in the Superior Court of the State of California, County of Orange. On April 28, 2005, the complaints captioned Lewis Lester v. William Lyon Homes, et al., Case No. 05-CC-00092 (the “Lewis Complaint”), and Alaska Electrical Pension Fund v. William Lyon Homes, Inc. et al., Case No. 05-CC-00093 (the “Alaska Electrical Complaint” and, together with the Lewis Complaint, the “California Complaints”) were filed. The California Complaints name the Company and the directors of the Company as defendants and allege, among other things, that the

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

defendants have breached their fiduciary duties to the public stockholders. The California Complaints seek to enjoin the Proposed Transaction and also seek damages and attorneys’ fees and expenses related to the litigation. On May 26, 2005, the California Complaints were consolidated into a single case entitled In re: William Lyon Homes, Inc. Shareholder Litigation, Case No. 05-CC-00092 (the “Consolidated California Action”). On July 8, 2005, plaintiffs in the Consolidated California Action dismissed that lawsuit without prejudice.

The Company believes that the remaining Consolidated Delaware Action described above is without merit, particularly given that General Lyon withdrew his offer for the Proposed Transaction on or around June 28, 2005 and announced on July 25, 2005 that he was ending his efforts at this time to take the Company private.

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

As of June 30, 2005, the Company had $23.1 million of outstanding irrevocable standby letters of credit to guarantee the Company’s financial obligations under certain land banking arrangements, joint venture agreements and other contractual arrangements in the normal course of business. The beneficiary may draw upon these letters of credit in the event of a contractual default by the Company relating to each respective obligation. These letters of credit have a stated term of up to two years and have varying maturities through 2006, at which time the Company may be required to renew the letters of credit to coincide with the term of the respective arrangement.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

The Company also had outstanding performance and surety bonds of $269.7 million at June 30, 2005 related principally to its obligations for site improvements at various projects. The Company does not believe that draws upon these bonds, if any, will have a material effect on the Company’s financial position, results of operations or cash flows.

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

Note 8 — Proposed Transaction

On April 26, 2005, General William Lyon announced that he was proposing to acquire the outstanding publicly held minority interest in the Company’s common stock for $82 per share in cash. General Lyon stated that this transaction would be contingent upon approval by the Board of Directors or a duly appointed special committee of the Board of Directors. The Board of Directors subsequently formed a special committee of independent directors to consider General Lyon’s proposal with the assistance of outside financial and legal advisors which the special committee retained. On June 20, 2005, the special committee announced that it had determined that the proposal by General Lyon was inadequate. On June 28, 2005, General Lyon announced that he was withdrawing his proposal. On July 25, 2005, the Company announced that its Board of Directors had disbanded the special committee. On July 25, 2005, General Lyon announced that he was discontinuing his efforts at that time to take the Company private. In connection with the special committee’s consideration of this proposed transaction, the Company has incurred approximately $2,191,000 in financial advisory and legal expenses which are reflected as a charge in the Company’s results of operations for the three and six month periods ended June 30, 2005.

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

Results of Operations

Overview and Recent Results

Selected financial and operating information for the Company including its wholly-owned projects and joint ventures as of and for the periods presented is as follows:

	Three Months Ended June 30,
	2005			2004
	Wholly-Owned	Joint Ventures	Consolidated Total	Wholly-Owned	Joint Ventures	Consolidated Total
Selected Financial Information (dollars in thousands)
Homes closed	498	121	619	635	159	794

Home sales revenue	$277,382	$84,741	$362,123	$285,123	$81,937	$367,060
Cost of sales	(203,384)	(63,568)	(266,952)	(218,602)	(64,226)	(282,828)

Gross margin	$73,998	$21,173	$95,171	$66,521	$17,711	$84,232

Gross margin percentage	26.7%	25.0%	26.3%	23.3%	21.6%	23.0%

Number of homes closed
California	214	121	335	311	159	470
Arizona	171	—	171	107	—	107
Nevada	113	—	113	217	—	217

Total	498	121	619	635	159	794

Average sales price
California	$872,900	$700,300	$810,500	$637,200	$515,300	$595,900
Arizona	291,800	—	291,800	234,900	—	234,900
Nevada	360,000	—	360,000	284,900	—	284,900

Total	$557,000	$700,300	$585,000	$449,000	$515,300	$462,300

Number of net new home orders
California	532	206	738	354	276	630
Arizona	177	—	177	278	—	278
Nevada	239	—	239	219	—	219

Total	948	206	1,154	851	276	1,127

Average number of sales locations during period
California	19	9	28	20	12	32
Arizona	6	—	6	7	—	7
Nevada	8	—	8	7	—	7

Total	33	9	42	34	12	46

	As of June 30,
	2005			2004
	Wholly-Owned	Joint Ventures	Consolidated Total	Wholly-Owned	Joint Ventures	Consolidated Total
Backlog of homes sold but not closed at end of period
California	934	440	1,374	766	666	1,432
Arizona	521	—	521	423	—	423
Nevada	220	—	220	233	—	233

Total	1,675	440	2,115	1,422	666	2,088

Dollar amount of homes sold but not closed at end of period (dollars in thousands)
California	$600,957	$274,920	$875,877	$581,939	$367,268	$949,207
Arizona	172,240	—	172,240	106,573	—	106,573
Nevada	77,462	—	77,462	85,008	—	85,088

Total	$850,659	$274,920	$1,125,579	$773,520	$367,268	$1,140,788

Lots controlled at end of period
Owned lots
California	3,938	1,762	5,700	2,486	2,248	4,734
Arizona	3,812	269	4,081	1,249	—	1,249
Nevada	959	—	959	1,362	—	1,362

Total	8,709	2,031	10,740	5,097	2,248	7,345

Optioned lots(1)
California			3,525			4,192
Arizona			5,132			7,228
Nevada			1,489			1,250

Total			10,146			12,670

Total lots controlled
California			9,225			8,926
Arizona			9,213			8,477
Nevada			2,448			2,612

Total			20,886			20,015

(1)	Optioned lots may be purchased by the Company as wholly-owned projects or may be purchased by newly formed joint ventures.

	Six Months Ended June 30,
	2005			2004
	Wholly-owned	Joint Ventures	Combined Total	Wholly-owned	Joint Ventures	Combined Total
Selected Financial Information (dollars in thousands)
Homes closed	862	216	1,078	1,100	297	1,397

Home sales revenue	$464,816	$141,963	$606,779	$478,694	$142,914	$621,608
Cost of sales	(338,899)	(103,035)	(441,934)	(370,002)	(113,262)	(486,264)

Gross margin	$125,917	$38,928	$164,845	$108,692	$29,652	$138,344

Gross margin percentage	27.1%	27.4%	27.2%	22.7%	20.7%	22.3%

Number of homes closed
California	331	216	547	561	297	858
Arizona	297	—	297	169	—	169
Nevada	234	—	234	370	—	370

Total	862	216	1,078	1,100	297	1,397

Average sales price
California	$870,800	$657,200	$786,500	$588,800	$481,200	$551,600
Arizona	289,900	—	289,900	219,000	—	219,000
Nevada	386,600	—	386,600	301,000	—	301,000

Total	$539,200	$657,200	$562,900	$435,200	$481,200	$445,000

Number of net new home orders
California	908	411	1,319	815	649	1,464
Arizona	336	—	336	385	—	385
Nevada	372	—	372	370	—	370

Total	1,616	411	2,027	1,570	649	2,219

Average number of sales locations during period
California	17	9	26	20	12	32
Arizona	6	—	6	5	—	5
Nevada	8	—	8	7	—	7

Total	31	9	40	32	12	44

On a consolidated basis, the number of net new home orders for the six months ended June 30, 2005 decreased 8.7% to 2,027 homes from 2,219 homes for the six months ended June 30, 2004. The number of homes closed on a consolidated basis for the six months ended June 30, 2005, decreased 22.8% to 1,078 homes from 1,397 homes for the six months ended June 30, 2004. On a consolidated basis, the backlog of homes sold but not closed as of June 30, 2005 was 2,115, up 1.3% from 2,088 homes a year earlier, and up 81.4% from 1,166 homes at December 31, 2004.

Homes in backlog are generally closed within three to six months. The dollar amount of backlog of homes sold but not closed on a consolidated basis as of June 30, 2005 was $1.126 billion, down 1.3% from $1.141 billion as of June 30, 2004 and up 80.6% from $623.6 million as of December 31, 2004. The cancellation rate of buyers who contracted to buy a home but did not close escrow at the Company’s projects was approximately 13% during the six months ended June 30, 2005 as compared to 12% during the six months ended June 30, 2004. The inventory of completed and unsold homes was 9 homes as of June 30, 2005.

The Company experienced a 9.1% decrease in the average number of sales locations to 40 for the six months ended June 30, 2005 as compared to 44 for the six months ended June 30, 2004, and the Company’s number of new home orders per average sales location increased to 51.8 for the six months ended June 30, 2005 as compared to 50.4 for the six months ended June 30, 2004.

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

Comparison of Three Months Ended June 30, 2005 to June 30, 2004

Consolidated operating revenue for the three months ended June 30, 2005 was $407.5 million, an increase of $23.0 million, or 6.0%, from consolidated operating revenue of $384.5 million for the three months ended June 30, 2004. Revenue from sales of wholly-owned homes decreased $7.7 million, or 2.7%, to $277.4 million in the 2005 period from $285.1 million in the 2004 period. This decrease was primarily due to a decrease in the number of wholly-owned homes closed to 498 in the 2005 period from 635 in the 2004 period, offset by an increase in the average sales price of wholly-owned homes to $557,000 in the 2005 period from $449,000 in the 2004 period. Consolidated operating revenue includes revenue from sales of joint ventures due to the adoption of Interpretation No. 46 (See Note 2 of “Notes to Consolidated Financial Statements”). Revenue from sales of joint venture homes increased $2.8 million, or 3.4%, to $84.7 in the 2005 period from $81.9 million in the 2004 period, primarily due to an increase in the average sales price of joint venture homes to $700,300 in the 2005 period from $515,300 in the 2004 period, offset by a decrease in the number of joint venture homes closed to 121 in the 2005 period from 159 in the 2004 period. Revenue from sales of lots, land and other increased $28.0 million, or 161%, to $45.4 million in the 2005 period from $17.4 million in the 2004 period due to the bulk sale of land in certain of the Company’s markets. The increase in the average sales price of units closed in wholly-owned and joint venture projects was due primarily to (i) price appreciation in certain projects and (ii) a change in product mix.

Total operating income increased to $75.3 million in the 2005 period from $50.7 million in the 2004 period. The excess of revenue from sales of homes over the related cost of sales (gross margin) increased by $11.0 million to $95.2 million in the 2005 period from $84.2 million in the 2004 period primarily due to an increase in the average sales price of homes closed to $585,000 in the 2005 period from $462,300 in the 2004 period, an increase in gross margin percentage to 26.3% in the 2005 period from 23.0% in the 2004 period offset by a decrease in homes closed to 619 in the 2005 period from 794 in the 2004 period. The increase in period-over-period gross margin percentage primarily reflects the impact of increased sales prices due to strong demand for housing in many of the Company’s markets. The excess of revenue from sales of lots, land and other over the related cost of sales (gross margin) increased by $19.7 million to $23.3 million in the 2005 period from $3.6 million in the 2004 period primarily due to the bulk sale of land in certain of the Company’s markets.

Sales and marketing expense increased by $0.4 million to $13.3 million in the 2005 period from $12.9 million in the 2004 period primarily due to an increase in developer marketing fees paid to the land sellers in certain of the communities in which the Company builds. General and administrative expenses increased by $6.9 million to $24.0 million in the 2005 period from $17.1 million in the 2004 period, primarily as a result of an increase in bonus expense to $16.0 million in the 2005 period from $11.4 million in the 2004 period due to higher levels of pre-tax, pre-bonus income and an increase in salaries and benefits to $5.7 million in the 2005 period from $4.8 million in the 2004 period. Selling, general and administrative expense as a percentage of home sales revenue was 10.3% in the 2005 period compared to 8.2% in the 2004 period. Other operating costs consist of initial start-up and operating losses realized by golf course operations at certain of the Company’s projects which increased to $0.5 million in the 2005 period compared to $0.4 million in the 2004 period. Equity in income (loss) from unconsolidated joint ventures increased to income of $0.3 in the 2005 period from a loss of $0.1 million in the 2004 period. Minority equity in income of consolidated entities decreased to $5.7 million in the 2005 period from $6.7 million in the 2004 period primarily due to an increase in the gross margins from the sales of homes in the Company’s joint venture projects to $21.2 million in the 2005 period compared to $20.0 million in the 2004 period, offset by a decrease in the percentage allocation of income to the Company’s joint venture partners in the 2005 period compared to the 2004 period, which are defined in each respective joint venture operating agreement.

The Company incurred financial advisory expense of $2.2 million in the 2005 period with no comparable amount in the 2004 period due to the proposed transaction described in “Item 2 — Proposed Transaction”.

Total interest incurred increased to $17.3 million in the 2005 period from $15.2 million in the 2004 period, primarily as a result of an increase in the average principal balance of debt outstanding, including the issuance of 7 5/8% Senior Notes (see below) and an increase in interest rates. All interest incurred was capitalized in the 2005 and 2004 periods.

As a result of the above factors, net income increased to $44.1 million in the 2005 period from $31.1 million in the 2004 period.

Comparison of Six Months Ended June 30, 2005 to Six Months Ended June 30, 2004

Consolidated operating revenue for the six months ended June 30, 2005 was $654.2 million, an increase of $15.2 million, or 2.4%, from consolidated operating revenue of $639.0 million for the six months ended June 30, 2004. Revenue from sales of wholly-owned homes decreased $13.9 million, or 2.9%, to $464.8 million in the 2005 period from $478.7 million in the 2004 period. This slight decrease was primarily due to a decrease in the number of wholly-owned homes closed to 862 in the 2005 period from 1,100 in the 2004 period, offset by an increase in the average sales price of wholly-owned homes to $539,200 in the 2005 period from $435,200 in the 2004 period. Consolidated operating revenue includes revenue from sales of joint ventures due to the adoption of Interpretation No. 46 (See Note 2 of “Notes to Consolidated Financial Statements”). Revenue from sales of joint venture homes decreased slightly by $0.9 million to $142.0 in the 2005 period from $142.9 million in the 2004 period, primarily due to an increase in the average sales price of joint venture homes to $657,200 in the 2005 period from $481,200 in the 2004 period, offset by a decrease in the number of joint venture homes closed to 216 in the 2005 period from 297 in the 2004 period. Revenue from sales of lots, land and other increased $30.0 million, or 172%, to $47.4 million in the 2005 period from $17.4 million in the 2004 period primarily due to the bulk sale of land in certain of the Company’s markets. The increase in the average sales price of units closed in wholly-owned and joint venture projects was due primarily to (i) price appreciation in certain projects and (ii) a change in product mix.

Total operating income increased to $109.3 million in the 2005 period from $76.1 million in the 2004 period. The excess of revenue from sales of homes over the related cost of sales (gross margin) increased by $26.5 million to $164.8 million in the 2005 period from $138.3 million in the 2004 period primarily due to an increase in the average sales price of homes closed to $562,900 in the 2005 period from $445,000 in the 2004 period, an increase in gross margin percentage to 27.2% in the 2005 period from 22.3% in the 2004 period, offset by a decrease in homes closed to 1,078 in the 2005 period from 1,397 in the 2004 period . The increase in period-over-period gross margin percentage primarily reflects the impact of increased sales prices due to strong demand for housing in many of the Company’s markets. The excess of revenue from sales of lots, land and other over the related cost of sales (gross margin) increased by $20 million to $23.6 million in the 2005 period from $3.6 million in the 2004 period primarily due to the bulk sale of land in certain of the Company’s markets.

Sales and marketing expense increased by $1.1 million to $24.4 million in the 2005 period from $23.3 million in the 2004 period primarily due to an increase in developer marketing fees paid to the land sellers in certain of the communities in which the Company builds. General and administrative expenses increased by $10.7 million to $41.4 million in the 2005 period from $30.7 million in the 2004 period, primarily as a result of an increase in bonus expense to $23.4 million in the 2005 period from $17.1 million in the 2004 period due to higher levels of pre-tax, pre-bonus income and an increase in salaries and benefits to $13.2 million in the 2005 period from $11.0 million in the 2004 period. Selling, general and administrative expense as a percentage of home sales revenue was 10.8% in the 2005 period compared to 8.7% in the 2004 period. Other operating costs consist of initial start-up and operating losses realized by golf course operations at certain of the Company’s projects which increased to $1.2 million in the 2005 period compared to $0.8 million in 2004 period. Equity in income (loss) from unconsolidated joint ventures is a loss of $0.2 million in the 2005 and 2004 period. Minority equity in income of consolidated entities increased to $12.0 million in the 2005 period from $10.9 million in the 2004 period primarily due to an increase in the gross margins from the sales of home in the Company’s joint venture projects to $38.9 million in the 2005 period compared to $33.8 million in the 2004 period, offset by a decrease in the percentage allocation of income to the Company’s joint venture partners in the 2005 period compared to the 2004 period, which are defined in each respective joint venture operating agreement.

The Company incurred financial advisory expenses of $2.2 million in the 2005 period with no comparable amount in the 2004 period due to the proposed transaction described in “Item 2 — Proposed Transaction”.

Total interest incurred increased to $32.5 million in the 2005 period from $28.2 million in the 2004 period, primarily as a result of an increase in the average principal balance of debt outstanding, including the issuance of 7 5/8% Senior Notes (see below) and an increase in interest rates. All interest incurred was capitalized in the 2005 and 2004 periods.

As a result of the above factors, net income increased to $64.6 million in the 2005 period from $46.6 million in the 2004 period.

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

Upon a change of control as described in the respective Indentures governing the Senior Notes (the “Senior Notes Indentures”), California Lyon will be required to offer to purchase the Senior Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest, if any.

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

At June 30, 2005, the Company had approximately $108.9 million of secured indebtedness, (excluding approximately $13.6 million of secured indebtedness of consolidated entities) and approximately $234.6 million of additional secured indebtedness available to be borrowed under the Company’s credit facilities, as limited by the Company’s borrowing base formulas.

Revolving Credit Facilities

As of June 30, 2005, the Company has four revolving credit facilities which have an aggregate maximum loan commitment of $395.0 million and mature at various dates through 2008. A $125.0 million revolving line of credit “expires” in October 2005. After that date the Company may borrow amounts, subject to applicable borrowing base and concentration limitations, under this facility solely to complete the construction of residences begun prior to such date in approved projects funded by disbursements under this facility. The final maturity date is the earlier of the date upon which the last residence, the construction of which was financed with proceeds of this loan, is sold or the date upon which such last residence is excluded from the borrowing base by the passage of time under this facility. As of June 30, 2005, $18.9 million outstanding under this line of credit will mature in October 2005. However, as in the past the Company expects the maturity to be extended by the lender at each maturity date for an additional year. If the maturity date is not extended as in the past, the Company could be required to sell real estate assets securing this line and/or borrow amounts from availability under other revolving lines of credit to repay amounts then outstanding or otherwise seek to refinance such amounts. The maximum commitment amount under this facility is $125.0 million. A $150.0 million revolving line of credit finally matures in September 2008, although after September 2006, advances under this facility may only be made to complete projects approved on or before such date. The maximum commitment of $150.0 million under this facility is reduced by the aggregate amount of loan commitments under separate project loans issued by the lender or its affiliates to the Company or its affiliates with respect to projects that are not cross-collateralized with the collateral under this credit facility. A $50.0 million revolving line of credit, which increased to $70.0 million in July 2005, initially “matures” in September 2006. After that date: a) the maximum commitment under this facility reduces at a rate of $8.75 million per quarter beginning with the quarter ending December 31, 2006, with a final maturity date of September 2008, and b) advances may only be used to complete previously approved projects subject to the borrowing base as of the initial maturity date. A $70.0 million revolving line of credit matures in June 2007, although after June 2006, the lender is not required to make advances under this facility. In July 2005, the Company entered into an agreement to increase the commitment amount to $100.0 million and extend the maturity date to June 2008, although the lender would not be required to make advances after June 2007. The Company expects that these modifications, which are subject to the satisfaction of certain conditions, will become effective in August 2005.

Availability under each credit facility is subject not only to the maximum amount committed under the respective facility, but also to both various borrowing base and concentration limitations. The borrowing base limits lender advances to certain agreed percentages of asset value. The allowed percentage generally increases as the asset progresses from land under development to residence subject to contract of sale. Advances for each type of collateral become due in whole or in part, subject to possible re-borrowing, and/or the collateral becomes excluded from the borrowing base, after a specified period or earlier upon sale. Concentration limitations further restrict availability under the credit facilities. The effect of these borrowing base and concentration limitations essentially is to mandate minimum levels of the Company’s investment in a project, with higher percentages of investment required at earlier phases of a project, and with greater absolute dollar amounts of investment required as a project progresses. Each revolving credit facility is secured by deeds of trust on the real property and improvements thereon owned by the Company in the subdivision project(s) approved by the respective lender, as well as pledges of all net sale proceeds, related contracts and other ancillary property. Also, each credit facility includes financial covenants, which may limit the amount that may be borrowed thereunder. Outstanding advances bear interest at various rates, which approximate the prime rate. As of June 30, 2005, $80.7 million was outstanding under these credit facilities, with a weighted-average interest rate of 5.962%, and the undrawn availability was $234.6 million as limited by the borrowing base formulas. Interest on the revolving credit facilities is calculated on the average, outstanding daily balance and is paid following the end of each month. During the three and six months ended June 30, 2005, the Company borrowed $178.9 million and $466.8 million, respectively and repaid $230.3 million and $385.8 million, respectively under these facilities. The maximum amount outstanding was $143.8 million and the weighted average borrowings were $75.3 million during the six months ended June 30, 2005. Interest incurred on the revolving credit facilities for the three and six months ended June 30, 2005 was $1.9 million and $2.7 million, respectively. Delaware Lyon has guaranteed on an unsecured basis California Lyon’s obligations under certain of the revolving credit facilities and has provided an unsecured environmental indemnity in favor of the lender under the $125.0 million bank line of credit. The Company routinely makes borrowings under its revolving credit facilities in the ordinary course of business within the maximum aggregate loan commitment amounts to fund its operations, including its land acquisition and home building activities, and repays such borrowings, as required by the credit facilities, with the net sales proceeds of sales of the real property, including homes, which secure the applicable credit facility.

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

As of and for the period ending June 30, 2005, the Company is in compliance with these covenants.

Construction Notes Payable

At June 30, 2005, the Company had construction notes payable on certain consolidated entities amounting to $13.6 million. The construction notes have various maturity dates and bear interest at rates ranging from prime plus 0.25% to prime plus 0.50% at June 30, 2005. Interest is calculated on the average daily balance and is paid following the end of each month.

Revolving Mortgage Warehouse Credit Facilities

The Company, through its mortgage subsidiary and one of its unconsolidated joint ventures, has entered into two revolving mortgage warehouse credit facilities with banks to fund its mortgage origination operations. The original credit facility, which matures in May 2006, provides for revolving loans of up to $30.0 million outstanding, $20.0 million of which is committed (lender obligated to lend if stated conditions are satisfied) and $10.0 million is not committed (lender advances are optional even if stated conditions are otherwise satisfied). However, as in the past the Company expects the maturity to be extended by the lender at each maturity date for an additional year. In August 2003, the Company’s mortgage subsidiary and one of its unconsolidated joint ventures entered into an additional $10.0 million credit facility which matures in August 2006. Mortgage loans are generally held for a short period of time and are typically sold to investors within 7 to 15 days following funding. The facilities are secured by substantially all of the assets of each of the borrowers, including the mortgage loans held for sale, all rights of each of the borrowers with respect to contractual obligations of third party investors to purchase such mortgage loans, and all proceeds of sale of such mortgage loans. The facilities, which have LIBOR based pricing, also contain certain financial covenants requiring the borrowers to maintain minimum tangible net worth, leverage, profitability and liquidity. These facilities are non-recourse and are not guaranteed by the Company. At June 30, 2005 the outstanding balance under these facilities was $16.6 million.

Land Banking Arrangements

The Company enters into purchase agreements with various land sellers. In some instances, and as a method of acquiring land in staged takedowns, thereby minimizing the use of funds from the Company’s revolving credit facilities and other corporate financing sources and limiting the Company’s risk, the Company transfers its right in such purchase agreements to entities owned by third parties (land banking arrangements). These entities use equity contributions and/or incur debt to finance the acquisition and development of the lots. The entities grant the Company an option to acquire lots in staged takedowns. In consideration for this option, the Company makes a non-refundable deposit equal to 20% or less of the total purchase price. Additionally, the Company may be subject to other penalties if lots are not acquired. The Company is under no obligation to purchase the balance of the lots, but would forfeit remaining deposits and be subject to penalties if the lots were not purchased. The Company does not have legal title to these entities or their assets and has not guaranteed their liabilities. These land banking arrangements help the Company manage the financial and market risk associated with land holdings. The use of these land banking arrangements is dependent on, among other things, the availability of capital to the option provider, general housing market conditions and geographic preferences. As described in Note 2 of “Notes to Consolidated Financial Statements”, Interpretation No. 46, requires the consolidation of the assets, liabilities and operations of two of the Company’s land banking arrangements including, as of June 30, 2005, real estate inventories of $28.2 million. The Company participates in two land banking arrangements, which are not VIEs in accordance with FIN 46, and are not consolidated as of June 30, 2005. The deposits and penalties related to the two land banking projects have been recorded in the accompanying consolidated balance sheet. Summary information with respect to the Company’s consolidated and unconsolidated land banking arrangements is as follows as of June 30, 2005 (dollars in thousands):

	Consolidated	Unconsolidated
Total number of land banking projects	2	2

Total number of lots	274	613

Total purchase price	$84,222	$94,070

Balance of lots still under option and not purchased:
Number of lots	114	286

Purchase price	$28,204	$53,059

Forfeited deposits and penalties if lots were not purchased	$4,324	$14,940

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

As of June 30, 2005, the Company’s investment in and advances to unconsolidated joint ventures was $15.4 million and the venture partners’ investment in such joint ventures was $15.8 million. As of June 30, 2005, these joint ventures had obtained financing from construction lenders which amounted to $34.5 million of outstanding indebtedness.

During the year ended December 31, 2002, one of the Company’s joint ventures (“Existing Venture”) was restructured such that the Company was required to purchase the 538 lots owned by the Existing Venture on a specified takedown basis through October 15, 2003 at a purchase price equal to the future cost of such lots including a 20% preferred return on invested capital to the outside partner of the Existing Venture. During the year ended December 31, 2002, the first 242 lots were purchased from the Existing Venture for $64.5 million, which includes a $12.5 million preferred return to the outside partner of the Existing Venture. The 242 lots were purchased by a newly formed joint venture (“New Venture”) between the Company and an outside partner. The Company was required to and did purchase the 242 lots owned by the New Venture on a specified takedown basis through May 15, 2004 at a purchase price equal to $74.2 million plus a 13 1/2% preferred return on invested capital to the outside partner of the New Venture. Because the Company is required to purchase the lots owned by both the Existing Venture and the New Venture, and the Company now controls both ventures, the financial statements of both ventures have been consolidated with the Company’s financial statements. During the year ended December 31, 2002, an additional 44 lots were purchased from the Existing Venture for $19.8 million, which includes a $4.0 million preferred return to the outside partner of the Existing Venture. The 44 lots were purchased through a land banking arrangement. During the year ended December 31, 2003, an additional 219 lots were purchased from the Existing Venture for $74.9 million, which included a $21.7 million preferred return to the outside partner of the Existing Venture. These purchases included (i) 172 lots which were purchased from the Existing Venture under a land banking arrangement (see Note 2) for $56.6 million, which included a $16.4 million preferred return to the outside partner of the Existing Venture and (2) 47 lots which were purchased by the New Venture from the Existing Venture for $18.3 million, which included a $5.3 million preferred return to the outside partner of the Existing Venture. During the year ended December 31, 2002, the Company purchased 15 lots from the New Venture for $5,135,000, all of which was paid to the outside partner as a return of capital. During the year ended December 31, 2003, the Company purchased 175 lots from the New Venture for $54.5 million, all of which was paid to the outside partner as a return of capital. During the year ended December 31, 2004, the Company purchased 99 lots from the New Venture for $34.3 million. During the three and six months ended June 30, 2005 no lots were purchased by the Company from the New Venture. During the three and six months ended June 30, 2004, the Company purchased 31 and 73 lots, respectively from the New Venture for $10.5 million and $22.4 million, respectively. The intercompany sales and related profits have been eliminated in consolidation.

During the year ended December 31, 2003, California Lyon and two unaffiliated parties formed a series of limited liability companies (“Development LLCs”) for the purpose of acquiring three parcels of land totaling 236 acres in Irvine and Tustin, California (formerly part of the Tustin Marine Corps Air Station) and developing the land into 1,910 residential homesites. The Development LLCs sold its first lots during the three months ended June 30, 2005 and the remaining lots were sold in July 2005. California Lyon is required under certain specific conditions to purchase approximately one half in value of the lots and during the three months ended June 30, 2005, California Lyon purchased 165 lots from the Development LLCs, of which 102 lots were purchased through a land banking arrangement (see Note 2 of “Notes to Consolidated Financial Statements” for additional information regarding the Company’s land banking arrangements). In July 2005, California Lyon purchased an additional 668 lots from the Development LLCs, of which 169 lots were purchased through two land banking arrangements. California Lyon has a 12 1/2% indirect, minority interest in the Development LLCs and during the three months ended June 30, 2005 earned income of $1.9 million from the sale of lots by the Development LLCs of which, $0.5 million of income was deferred from the purchase of the 102 lots by California Lyon and will be recognized when the lots are sold. The Development LLC’s are borrowers under a secured line of credit. Advances under the line of credit are to be used to pay acquisition and development costs and expenses. The line of credit is secured by deeds of trust on the real property and improvements thereon owned by the applicable Development LLCs, as well as pledges of all net sale proceeds, related contracts and other ancillary property. The maximum commitment amount under the line of credit is limited by specified agreed debt-to-value ratios. The maximum commitment amount under the line of credit is $105.0 million. California Lyon has posted letters of credit equal to approximately $19.6 million to secure its obligations as well as the Development LLCs’ obligations to the bank under the line of credit. Further, California Lyon and the other direct and indirect members of the Development LLCs, including certain affiliates of such other members, have entered into reimbursement and indemnity agreements to allocate any liability arising from each line of credit, including related guarantees and letters of credit. Delaware Lyon has entered into joinder agreements to be jointly and severally liable for California Lyon’s obligations under the reimbursement and indemnity agreements. While the reimbursement and indemnity agreements provide that liability is generally allocated in accordance with the members’ percentage interests in the Development LLCs’ distributions, Delaware Lyon and California Lyon may be liable for the full amount of the obligations guaranteed to the banks in certain specified circumstances, such as those involving the default, willful misconduct or gross negligence of California Lyon. As of June 30, 2005, the outstanding indebtedness under the line of credit was $105.0 million. In July 2005, the $105.0 million outstanding balance on the line of credit as of June 30, 2005 was paid in full and the related letters of credit were returned by the beneficiary in conjunction with the sale of the remaining lots by the Development LLCs as described above.

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

Cash Flows — Comparison of Six Months Ended June 30, 2005 to Six Months Ended June 30, 2004

Net cash used in operating activities decreased to $135.7 million in the 2005 period from $225.5 million in the 2004 period. The change was primarily as a result of decreased expenditures in real estate inventories to $195.6 million in the 2005 period from $304.9 million in the 2004 period, an increase in net changes in accrued expenses to $77.5 million in the 2005 period from $42.4 million in the 2004 period, due to an increase in bonuses and income taxes paid in the 2005 period compared to the 2004 period, offset by an increase in net income. The successful issuance of the 10 3/4% Senior Notes in 2003 and the 7 1/2% Senior Notes and 7 5/8% Senior Notes in 2004, offset by the repayment of the 12 1/2% Senior Notes (as described in financing activities below), provided the Company with increased financial resources. The risks inherent in purchasing and developing land increase as consumer demand for housing decreases. Thus, the Company may have bought and developed land on which it cannot profitably build and sell homes. The market value of land, building lots and housing inventories can fluctuate significantly as a result of changing market conditions. In addition, inventory carrying costs can be significant and can result in losses in a poorly performing project or market. In the event of significant changes in economic or market conditions, the Company may have to sell homes at significantly lower margins or at a loss.

Net cash provided by (used in) investing activities changed to a source of $0.7 million in the 2005 period from a use of $16.9 million in the 2004 period. The change was primarily as a result of (i) a decrease in net cash received from investments in unconsolidated joint ventures to $1.2 million in the 2005 period from $7.0 million in the 2004 period, (ii) a decrease in distributions of capital from unconsolidated joint ventures to $3.5 million in the 2005 period from $6.2 million in the 2004 period and (iii) a decrease in cash paid for property and equipment to $1.6 million in the 2005 period from $16.0 million in the 2004 period due to the purchase of an aircraft in the 2004 period.

Net cash provided by financing activities decreased to $89.6 million in the 2005 period from $246.4 million in the 2004 period, primarily as a result of (i) the issuance of the 7 1/2% Senior Notes during the 2004 period, (ii) minority interest contributions of $27.3 million in the 2005 period compared to minority interest contributions of

$3.1 million in the 2004 period and (iii) a decrease in net borrowings on notes payable to $62.3 million in the 2005 period from $94.8 million in the 2004 period.

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

Description of Projects

The Company’s homebuilding projects usually take two to five years to develop. The following table presents project information relating to each of the Company’s homebuilding divisions as of June 30, 2005 and only includes projects with lots owned or in backlog at June 30, 2005 or homes closed for the six months ended June 30, 2005.

Project (County) Product	Year of First Delivery	Estimated Number of Homes at Completion(1)	Units Closed as of June 30, 2005	Backlog at June 30, 2005(2)(3)	Lots Owned as of June 30, 2005	Homes Closed for the Six Months Ended June 30, 2005	Sales Price Range(5)

SOUTHERN CALIFORNIA
Wholly-Owned:
Orange County
Mirador at Talega, San Clemente	2004	76	35	36	41	15	$1,115,000—1,270,000
Walden Park, Ladera Ranch	2004	109	96	13	13	13	$650,000—680,000
Ambridge at Quail Hill, Irvine	2004	128	92	19	36	31	$500,000—570,000
Lombard Court, Irvine	2005	150	0	87	119	0	$400,000—540,000
Garland Park, Irvine	2005	166	0	85	111	0	$533,000—669,000
Altamura @ Nellie Gail Ranch, Laguna Hills	2003	52	52	0	0	4	$1,975,000—2,000,000
Seacove at the Waterfront, Huntington Beach	2004	106	49	57	57	24	$802,000—995,000
Floralisa, San Juan Capistrano	2005	80	0	26	80	0	$1,204,000—1,365,000
Estrella Rosa, San Juan Capistrano	2006	40	0	0	40	0	$1,510,000—1,650,000
Madeira, Ladera Ranch	2006	41	0	0	41	0	$1,145,000—1,180,000
Tamarisk, Irvine	2005	113	0	44	67	0	$494,000—543,000
Columbus Grove, Irvine Lantana	2006	102	0	0	102	0	$830,000—905,000
Kensington	2006	63	0	0	63	0	$685,000—820,000
Los Angeles County
Ashford, Moorpark	2006	113	0	0	113	0	$866,000—1,075,000
Marquis, Moorpark	2006	135	0	0	135	0	$950,000—1,184,000
Rassmussen Affordable, Moorpark	2006	17	0	0	17	0	$105,000—272,000
Riverside County
Heartland, North Corona Homestead	2005	109	0	40	109	0	$590,000—650,000
Bounty II	2005	39	0	39	39	0	$457,000—505,000
Almont	2006	91	0	0	91	0	$439,000—500,000
Vander Stelt, Corona	2006	309	0	0	122	0	$530,000—650,000
Kasbergen/Serafina, North Corona	2006	314	0	0	314	0	$306,000—406,000
San Bernardino County
The Peaks at Citrus Heights, Fontana	2005	150	0	83	150	0	$563,000—620,000

Total Wholly-Owned		2,503	324	529	1,860	87

Joint Ventures:
Orange County
Amarante, Ladera Ranch	2005	53	13	35	40	13	$880,000—1,060,000
Bellataire, Ladera Ranch	2005	52	9	31	43	9	$1,135,000—1,175,000
Los Angeles County
Oakmont @ Westridge, Valencia	2003	87	87	0	0	2	$1,030,000—1,140,000
Creekside, Valencia	2004	141	124	17	17	11	$385,000—478,000
Riverside County
Discovery, North Corona	2004	172	136	36	36	17	$417,000—464,000
Bounty, North Corona	2003	167	156	11	11	8	$460,000—510,000

Total Joint Ventures		672	525	130	147	60

SOUTHERN CALIFORNIA REGION COMBINED TOTAL		3,175	849	659	2,007	147

Project (County) Product	Year of First Delivery	Estimated Number of Homes at Completion(1)	Units Closed as of June 30, 2005	Backlog at June 30, 2005(2)(3)	Lots Owned as of June 30, 2005	Homes Closed for the Six Months Ended June 30, 2005	Sales Price Range(5)

NORTHERN CALIFORNIA
Wholly-Owned:
San Joaquin County
Ironwood II, Lathrop	2003	88	85	0	3	0	$276,000—317,000
Ironwood III, Lathrop	2005	109	19	44	90	19	$467,000—529,000
Seasons, Stockton	2005	145	22	71	123	22	$480,000—538,000
Contra Costa County
Seagate at Bayside, Hercules	2005	96	0	26	96	0	$539,000—594,000
Wavecrest at Bayside, Hercules	2005	76	0	30	76	0	$533,000—578,000
Rivergate Laurels, Antioch	2005	72	17	47	55	17	$490,000—530,000
Rivergate II, Antioch	2006	95	0	0	95	0	$490,000—570,000
Placer County
Whitney Ranch 12, Rocklin	2006	92	0	0	92	0	$569,000—601,000
Sacramento County
Verona at Anatolia, Rancho Cordova	2005	79	0	0	79	0	$425,000—470,000
Santa Clara County
Baton Rouge, San Jose	2005	91	0	49	91	0	$589,000—654,000
The Ranch at Silver Creek, San Jose:
Provance	2003	95	88	4	7	21	$1,400,000—1,560,000
Portofino	2003	42	40	1	2	0	$1,245,000—1,395,000
Esperanza	2004	74	49	25	25	25	$890,000—1,100,000
Montesa	2004	54	46	8	8	21	$955,000—1,090,000
Hacienda	2004	34	21	13	13	12	$1,785,000—2,070,000
Tesoro	2004	44	44	0	0	22	$805,000—865,000

		343	288	51	55	101

Stanislaus County
Sonterra at Walker Ranch, Patterson	2003	119	116	1	3	41	$405,000—458,000
Falling Leaf, Modesto	2006	314	0	0	314	0	$360,000—470,000

Total Wholly-Owned		1,719	547	319	1,172	200

Joint Ventures:
Contra Costa County
Heartland, Brentwood	2003	76	75	1	1	2	$444,000—471,000
Gables, Brentwood	2003	99	99	0	0	19	$440,000—499,000
Overlook, Hercules	2003	133	133	0	0	27	$664,000—706,000
Alves Ranch, Pittsburgh	2006	533	0	0	533	0	Various products
El Dorado County
Lyon Prima, El Dorado Hills	2001	137	137	0	0	2	$445,000—511,000
Placer County
Pinehurst at Morgan Creek	2003	117	92	24	25	32	$619,000—711,000
Cypress at Morgan Creek	2003	73	73	0	0	17	$521,000—581,000
Whitney Ranch 5, Rocklin	2006	96	0	0	96	0	$437,000—447,000
Sacramento County
Big Horn, Elk Grove
Plaza Walk	2005	106	0	9	106	0	$338,000—403,000
Gallery Walk	2005	149	0	9	149	0	$167,000—324,000

Total Joint Ventures		1,519	609	43	910	99

NORTHERN CALIFORNIA REGION COMBINED TOTAL		3,238	1,156	362	2,082	299

Project (County) Product	Year of First Delivery	Estimated Number of Homes at Completion(1)	Units Closed as of June 30, 2005	Backlog at June 30, 2005(2)(3)	Lots Owned as of June 30, 2005	Homes Closed for the Six Months Ended June 30, 2005	Sales Price Range(5)

SAN DIEGO
Wholly-Owned:
Riverside County
Bridle Creek, Corona	2003	274	119	31	155	35	$623,000—710,000
Sedona, Murietta	2003	144	144	0	0	8	$472,000—559,000
Sequoia at Wolf Creek, Temecula	2005	125	0	4	125	0	$399,000—433,000
Savannah at Harveston Ranch, Temecula	2005	162	0	11	162	0	$320,000—375,000
San Bernardino County
Chapman Heights, Yucaipa
Braeburn	2005	113	0	17	37	0	$526,000—566,000
Crofton	2005	140	0	28	50	0	$405,000—437,000
Westland	2005	79	0	21	42	0	$466,000—494,000
Vista Bella	2005	108	0	0	108	0	$232,000—259,000
Redcort	2005	90	0	0	90	0	$270,000—295,000
San Diego County
Promenade North, San Diego	2006	137	0	0	137	0	$421,000—494,000
Sonora Ridge, Chula Vista	2003	172	172	0	0	1	$453,000—493,000

Total Wholly-Owned		1,544	435	112	906	44

Joint Ventures:
Riverside County
Cabrillo at Montecito Ranch, Corona	2004	83	83	0	0	1	$597,000—629,000
San Diego County
Ravenna, San Diego	2005	199	0	62	199	0	$474,000—511,000
Amante, San Diego	2005	127	0	56	127	0	$566,000—642,000
Boardwalk, San Diego	2004	90	83	3	7	47	$522,000—605,000
Treviso, San Diego	2005	186	0	23	186	0	$391,000—516,000
Belleza at San Miguel Village, Chula Vista	2005	195	9	97	186	9	$359,000—432,000

Total Joint Ventures		880	175	241	705	57

SAN DIEGO REGION COMBINED TOTAL		2,424	610	353	1,611	101

ARIZONA
Wholly-Owned:
Maricopa County
Mesquite Grove—Estates, Chandler	2001	93	93	0	0	2	$301,000—338,000
Gateway Crossing, Gilbert Oakcrest	2003	236	227	8	9	53	$202,000—247,000
Woodridge	2003	165	142	23	23	50	$258,000—279,000
Sonoran Foothills, Phoenix
Desert Crown	2004	124	26	79	98	24	$440,000—544,000
Desert Sierra	2004	212	44	114	168	35	$239,000—293,000
Copper Canyon Ranch, Surprise
Rancho Vistas	2004	212	166	41	46	54	$490,000—600,000
Sunset Point	2004	282	43	149	255	34	$278,000—370,000
El Sendero Hills	2004	188	52	107	145	45	$369,000—457,000
Talavera, Phoenix	2006	134	0	0	134	0	$232,000—290,000
Coldwater Ranch, Maricopa County	2006	590	0	0	590	0	$179,000—237,000
Collin’s Creek, Phoenix	2007	129	0	0	129	0	$215,000—223,000
Rancho Mercado—Inn Suites Phoenix	2006	1,875	0	0	336	0	$205,000—280,000
Lyon’s Gate, Gilbert	2006	1,879	0	0	1,879	0	$130,000—300,000

Total Wholly-Owned		6,119	793	521	3,812	297

Joint Ventures:
Maricopa County
Hastings Property, Queen Creek	2007	330	0	0	269	0	$235,000—285,000

Total Joint Ventures		330	0	0	269	0

ARIZONA REGION COMBINED TOTAL		6,449	793	521	4,081	297

Project (County) Product	Year of First Delivery	Estimated Number of Homes at Completion(1)	Units Closed as of June 30, 2005	Backlog at June 30, 2005(2)(3)	Lots Owned as of June 30, 2005	Homes Closed for the Six Months Ended June 30, 2005	Sales Price Range(5)

NEVADA
Wholly-Owned:
Clark County
Summerlin, Las Vegas
Vista Verde	2003	122	122	0	0	23	$410,000—473,000
Miraleste	2003	122	122	0	0	18	$551,000—595,000
Granada	2004	144	71	21	73	21	$432,000—497,000
The Lyon Collection	2005	60	10	22	50	10	$595,000—630,000
North Las Vegas
The Classics	2003	227	214	7	13	36	$290,000—315,000
The Springs	2003	209	180	14	29	33	$259,000—308,000
The Estates	2003	176	162	14	14	39	$318,000—352,000
The Cottages	2004	360	161	25	199	40	$227,000—257,000
Carson Ranch
West	2005	130	14	28	116	14	$387,000—422,000
East	2006	161	0	0	161	0	$395,000—504,000
West Park
Villas	2005	191	0	0	191	0	$363,000—405,000
Courtyards	2005	113	0	0	113	0	$395,000—445,000
Mountain Falls, Pahrump
Cascata	2005	147	0	33	0	0	$178,000—200,000
Tramonto	2005	212	0	44	0	0	$226,000—258,000
Bella Sera	2005	129	0	12	0	0	$297,000—336,000

NEVADA REGION TOTAL		2,503	1,056	220	959	234

GRAND TOTALS:
Wholly-Owned		14,388	3,155	1,701	8,709	862
Joint Ventures		3,401	1,309	414	2,031	216

		17,789	4,464	2,115	10,740	1,078

(1)	The estimated number of homes to be built at completion is subject to change, and there can be no assurance that the Company will build these homes.
(2)	Backlog consists of homes sold under sales contracts that have not yet closed, and there can be no assurance that closings of sold homes will occur.
(3)	Of the total homes subject to pending sales contracts as of June 30, 2005, 1,906 represent homes completed or under construction and 209 represent homes not yet under construction.
(4)	Lots owned as of June 30, 2005 include lots in backlog at June 30, 2005.
(5)	Sales price range reflects base price only and excludes any lot premium, buyer incentive and buyer selected options, which vary from project to project.

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

Proposed Transaction

On April 26, 2005, General William Lyon announced that he was proposing to acquire the outstanding publicly held minority interest in the Company’s common stock for $82 per share in cash. General Lyon stated that this transaction would be contingent upon approval by the Board of Directors or a duly appointed special committee of the Board of Directors. The Board of Directors subsequently formed a special committee of independent directors to consider General Lyon’s proposal with the assistance of outside financial and legal advisors which the special committee retained. On June 20, 2005, the special committee announced that it had determined that the proposal by General Lyon was inadequate. On June 28, 2005, General Lyon announced that he was withdrawing his proposal. On July 25, 2005, the Company announced that its Board of Directors had disbanded the special committee. On July 25, 2005, General Lyon announced that he was discontinuing his efforts at that time to take the Company private. In connection with the special committee’s consideration of this proposed transaction, the Company has incurred approximately $2.2 million in financial advisory and legal expenses which are reflected as a charge in the Company’s results of operations for the three and six month periods ended June 30, 2005.

Effective August 5, 2005, General James Dalton, William McFarland, Michael Meyer and Randolph Westerfield resigned from the Board of Directors of the Company. These directors were all independent directors of the Company who served on the Special Committee of the Board of Directors that had been created to evaluate the offer made by General Lyon. Additional information regarding the director resignations, including the effect of such resignations on the Company’s compliance with the listing requirements of the New York Stock Exchange (the “NYSE”), is contained in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 5, 2005. The Board of Directors of the Company intends to act expeditiously to appoint new independent directors as promptly as practicable in order to bring the Company into compliance with the NYSE board and audit committee requirements so that the listing of the Company’s common stock will not be affected.

See “Part II — Item 1. Legal Proceedings” for information on certain lawsuits which have been filed relating to General Lyon’s proposal.

Critical Accounting Polices

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and costs and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those which impact its most critical accounting policies. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, the Company’s most critical accounting policies are real estate inventories and cost of sales; impairment of real estate inventories; sales and profit recognition; and variable interest entities. Since December 31, 2004, there have been no changes in the Company’s most critical accounting policies and no material changes in the assumptions and estimates used by management.

Recently Issued Accounting Standards

On June 29, 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-05”). The scope of EITF 04-05 is limited to limited partnerships or similar entities (such as limited liability companies that have governing provisions that are the functional equivalent of a limited partnership) that are not variable interest entities under FIN 46 and provides a new framework for addressing when a general partner in a limited partnership, or managing member in the case of a limited liability company, controls the entity. Under EITF 04-05, the Company may be required to consolidate certain investments in which the Company holds a general partner or managing member interest. EITF 04-05 is effective after June 29, 2005 for new entities formed after such date and for existing entities for which the agreements are subsequently modified and is effective for the Company’s fiscal year beginning January 1, 2006 for all other entities. The adoption of EITF 04-05 did not have any impact on the Company’s financial statements as of June 30, 2005. The Company has not yet determined the anticipated impact of adopting EITF 04-05 for arrangements existing at June 29, 2005. However, EITF 04-05 may require the consolidation of the assets, liabilities and operations of certain of the Company’s homebuilding and land development joint ventures. Since the Company already recognizes its proportionate share of joint venture earnings and losses under the equity method of accounting, the adoption of EITF 04-05 will not impact the Company’s consolidated net income.

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

WILLIAM LYON HOMES

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings

Five purported class action lawsuits have been filed in the Court of Chancery of the State of Delaware in and for New Castle County, purportedly on behalf of the public stockholders of the Company, challenging the proposal made by General William Lyon to acquire the outstanding publicly held minority interest in the Company’s common stock for $82 per share in cash (the “Proposed Transaction”) and challenging related actions of the Company and the directors of the Company. Eastside Investors, LLP v. William Lyon Homes, et al., Civil Action No. 1301-N was filed on April 27, 2005; Donald Lamuth v. William Lyon et al., Civil Action No. 1304-N and Stephen L. Brown v. William Lyon Homes, et al., Civil Action No. 1307-N were filed on April 28, 2005; Michael Crady v. William Lyon Homes, et al., Civil Action No. 1311-N was filed on May 2, 2005; and Anthony A. D’Amato v. William Lyon, et al., Civil Action No. 1323-N was filed on May 6, 2005 (collectively, the “Delaware Complaints”). The Delaware Complaints name the Company and the directors of the Company as defendants. These complaints allege, among other things, that the defendants have breached their fiduciary duties owed to the plaintiffs in connection with the Proposed Transaction and other related corporate activities. The plaintiffs are seeking to enjoin the Proposed Transaction and, among other things, to obtain damages, attorneys’ fees and expenses related to the litigation. On May 9, 2005, the Delaware Complaints were consolidated into a single case entitled In re: William Lyon Homes Shareholder Litigation, Civil Action No. 1311-N (the “Consolidated Delaware Action”). On May 20, 2005, a class was certified in the Consolidated Delaware Action.

Two purported class action lawsuits challenging the Proposed Transaction also have been filed in the Superior Court of the State of California, County of Orange. On April 28, 2005, the complaints captioned Lewis Lester v. William Lyon Homes, et al., Case No. 05-CC-00092 (the “Lewis Complaint”), and Alaska Electrical Pension Fund v. William Lyon Homes, Inc., et al., Case No. 05-CC-00093 (the “Alaska Electrical Complaint” and, together with the Lewis Complaint, the “California Complaints”) were filed. The California Complaints name the Company and the directors of the Company as defendants and allege, among other things, that the defendants have breached their fiduciary duties to the public stockholders. The California Complaints seek to enjoin the Proposed Transaction and also seek damages and attorneys’ fee and expenses related to the litigation. On May 26, 2005, the California Complaints were consolidated into a single case entitled In re: William Lyon Homes, Inc. Shareholder Litigation, Case No. 05-CC-00092 (the “Consolidated California Action”). On July 8, 2005, plaintiffs in the Consolidated California Action dismissed that lawsuit without prejudice.

The Company believes that the remaining Consolidated Delaware Action described above is without merit, particularly given that General Lyon withdrew his offer for the Proposed Transaction on or around June 28, 2005 and announced on July 25, 2005 that he was ending his efforts at this time to take the Company private.

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

Items 2, 3, 4 and 5.

Not applicable.

Item 6.    Exhibits

Exhibit No.	Description

10.1

Second Modification Agreement to Borrowing Base Revolving Line of Credit Agreement, dated as of July 14, 2005, between William Lyon Homes, Inc., a California Corporation, and JPMorgan Chase Bank, N.A. (successor by merger to Bank One, NA), a national banking association. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 9, 2005)

10.2

First Amendment to Amended and Restated Revolving Line of Credit Loan Agreement, dated as of July 19, 2005, by and between William Lyon Homes, Inc., a California Corporation, and California Bank & Trust, a California banking corporation. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 9, 2005)

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

WILLIAM LYON HOMES Registrant

Date: August 9, 2005	By:	/s/ MICHAEL D. GRUBBS
MICHAEL D. GRUBBS Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: August 9, 2005	By:	/s/ W. DOUGLASS HARRIS
W. DOUGLASS HARRIS Vice President, Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1

Second Modification Agreement to Borrowing Base Revolving Line of Credit Agreement, dated as of July 14, 2005, between William Lyon Homes, Inc., a California Corporation, and JPMorgan Chase Bank, N.A. (successor by merger to Bank One, NA), a national banking association. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 9, 2005)

10.2

First Amendment to Amended and Restated Revolving Line of Credit Loan Agreement, dated as of July 19, 2005, by and between William Lyon Homes, Inc., a California Corporation, and California Bank & Trust, a California banking corporation (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 9, 2005)

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