Form 10-Q
period 2005-09-30
WILLIAM LYON HOMES
filed 2005-11-09
CIK 1095996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

YES  ☒                    NO  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐                    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at November 1, 2005
Common stock, par value $.01	8,652,067

WILLIAM LYON HOMES

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements.

WILLIAM LYON HOMES

CONSOLIDATED BALANCE SHEETS

(in thousands except number of shares and par value per share)

ASSETS
	September 30, 2005	December 31, 2004
	(unaudited)
Cash and cash equivalents	$33,328	$96,074
Receivables	35,739	39,302
Real estate inventories — Notes 2 and 3	1,575,889	1,059,173
Investments in and advances to unconsolidated joint ventures — Note 3	463	17,911
Property and equipment, less accumulated depreciation of $9,404 and $7,844 at September 30, 2005 and December 31, 2004, respectively	18,627	18,066
Deferred loan costs	13,019	13,982
Goodwill — Note 1	5,896	5,896
Other assets	29,395	24,158

	$1,712,356	$1,274,562

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$65,414	$39,364
Accrued expenses	128,357	150,774
Notes payable	242,173	48,571
7 5/8% Senior Notes due December 15, 2012 — Note 4	150,000	150,000
10 3/4% Senior Notes due April 1, 2013 — Note 4	246,847	246,648
7 1/2% Senior Notes due February 15, 2014 — Note 4	150,000	150,000

	982,791	785,357

Minority interest in consolidated entities — Notes 2 and 3	276,471	142,096

Stockholders’ equity — Note 6
Common stock, par value $.01 per share; 30,000,000 shares authorized; 8,652,067 and 8,616,236 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively; 1,275,000 shares issued and held in treasury at September 30, 2005 and December 31, 2004, respectively	86	86
Additional paid-in capital	33,559	30,250
Retained earnings	419,449	316,773

	453,094	347,109

	$1,712,356	$1,274,562

See accompanying notes.

WILLIAM LYON HOMES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands except per common share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Operating revenue
Home sales	$358,751	$474,322	$965,530	$1,095,930
Lots, land and other sales	17,580	628	64,972	18,051

	376,331	474,950	1,030,502	1,113,981

Operating costs
Cost of sales — homes	(269,008)	(348,606)	(710,942)	(831,870)
Cost of sales — lots, land and other	(10,055)	(785)	(33,892)	(14,611)
Sales and marketing	(12,440)	(14,273)	(36,837)	(37,565)
General and administrative	(21,476)	(23,536)	(62,880)	(54,254)
Other	(574)	(658)	(1,782)	(1,425)

	(313,553)	(387,858)	(846,333)	(939,725)

Equity in income (loss) of unconsolidated joint ventures — Note 3	4,672	(268)	4,513	(451)

Minority equity in income of consolidated entities — Note 2	(5,073)	(13,858)	(17,032)	(24,770)

Operating income	62,377	72,966	171,650	149,035
Financial advisory expenses — Note 8	—	—	(2,191)	—
Other income, net	570	1,244	253	2,949

Income before provision for income taxes	62,947	74,210	169,712	151,984
Provision for income taxes — Note 1	(24,864)	(29,273)	(67,036)	(60,490)

Net income	$38,083	$44,937	$102,676	$91,494

Earnings per common share — Note 1
Basic	$4.41	$4.54	$11.91	$9.29

Diluted	$4.39	$4.51	$11.85	$9.22

See accompanying notes.

WILLIAM LYON HOMES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2005

(in thousands)

(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total
	Shares	Amount
Balance — December 31, 2004	8,616	$86	$30,250	$316,773	$347,109
Issuance of common stock upon exercise of stock options and related income tax benefit and other	36	—	3,309	—	3,309
Net income	—	—	—	102,676	102,676

Balance — September 30, 2005	8,652	$86	$33,559	$419,449	$453,094

See accompanying notes.

WILLIAM LYON HOMES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2005	2004
Operating activities
Net income	$102,676	$91,494
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,560	788
Equity in (income) loss of unconsolidated joint ventures	(4,513)	451
Distributions of income from unconsolidated joint ventures	2,773	—
Minority equity in income of consolidated entities	17,032	24,770
Provision for income taxes	67,036	60,490
Net changes in operating assets and liabilities:
Receivables	3,563	20,323
Real estate inventories	(399,374)	(320,961)
Deferred loan costs	963	(387)
Other assets	(5,237)	2,037
Accounts payable	26,050	15,651
Accrued expenses	(86,456)	(53,182)

Net cash used in operating activities	(273,927)	(158,526)

Investing activities
Investments in and advances to unconsolidated joint ventures	(1,221)	(8,200)
Distributions of capital from unconsolidated joint ventures	20,409	11,118
Purchases of property and equipment	(2,121)	(17,369)

Net cash provided by (used in) investing activities	17,067	(14,451)

Financing activities
Proceeds from borrowing on notes payable	1,171,249	1,257,449
Principal payments on notes payable	(994,042)	(1,195,040)
Issuance of 7 1/2% Senior Notes	—	147,563
Minority interest contributions (distributions), net	16,595	(21,949)
Common stock issued for exercised options	312	932

Net cash provided by financing activities	194,114	188,955

Net (decrease) increase in cash and cash equivalents	(62,746)	15,978
Cash and cash equivalents — beginning of period	96,074	24,137

Cash and cash equivalents — end of period	$33,328	$40,115

Supplemental disclosures of cash flow information
Cash paid during the period for interest, net of amounts capitalized	$(11,398)	$(7,656)

Issuance of notes payable for land acquisitions	$16,395	$—

Consolidation of real estate inventories and minority interests from variable interest entities	$100,748	$—

Income tax benefit credited to additional paid-in capital in connection with stock option exercises	$1,847	$3,162

Consolidation of real estate inventories of previously unconsolidated joint ventures	$—	$160,124

Consolidation of notes payable of previously unconsolidated joint ventures	$—	$90,252

Consolidation of other net assets of previously unconsolidated joint ventures	$—	$43,568

See accompanying notes.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 — Basis of Presentation and Significant Accounting Policies

William Lyon Homes, a Delaware corporation, and subsidiaries (the “Company”) are primarily engaged in designing, constructing and selling single family detached and attached homes in California, Arizona and Nevada.

The unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The consolidated financial statements included herein should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as amended.

The interim consolidated financial statements have been prepared in accordance with the Company’s customary accounting practices. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a presentation in accordance with U.S. generally accepted accounting principles have been included. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

The preparation of the Company’s financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities as of September 30, 2005 and December 31, 2004 and revenues and expenses for the periods presented. Accordingly, actual results could differ materially from those estimates in the near-term.

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

The Company evaluates performance and allocates resources primarily based on the operating income of individual home building projects. Operating income is defined by the Company as operating revenue less operating costs plus equity in loss of unconsolidated joint ventures less minority equity in income of consolidated entities. Accordingly, operating income excludes certain expenses included in the determination of net income. All other segment measurements are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as amended.

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

	September 30,
	2005	2004
Warranty liability, beginning of period	$14,308	$7,267
Warranty liability from consolidated entities as of January 1, 2004 — Note 2	—	1,664
Warranty provision during period	12,622	10,027
Warranty settlements during period	(12,120)	(7,997)

Warranty liability, end of period	$14,810	$10,961

At December 31, 2004, the Company has unused recognized built-in losses in the amount of $27,179,000 which are available to offset future taxable income and expire between 2009 and 2011. The utilization of these losses is limited to offset $3,883,000 of taxable income per year; however, any unused losses in any year may be carried forward for utilization in future years through 2011. The Company’s ability to utilize the foregoing tax benefits will depend upon the amount of its future taxable income and may be further limited under certain circumstances.

Earnings per share amounts for all periods presented conform to Financial Accounting Standards Board Statement of Financial Accounting Standards No. 128, Earnings Per Share. Basic and diluted earnings per common share for the three months ended September 30, 2005 are based on 8,630,658 and 8,677,410 weighted average shares of common stock outstanding, respectively. Basic and diluted earnings per common share for the nine months ended September 30, 2005 are based on 8,621,097 and 8,666,785 weighted average shares of common stock outstanding, respectively. Basic and diluted earnings per common share for the three months ended September 30, 2004 are based on 9,888,915 and 9,965,762 weighted average shares of common stock outstanding, respectively. Basic and diluted earnings per common share for the nine months ended September 30, 2004 are based on 9,847,040 and 9,923,776 weighted average shares of common stock outstanding, respectively.

On June 29, 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-05”). The scope of EITF 04-05 is limited to limited partnerships or similar entities (such as limited liability companies that have governing provisions that are the functional equivalent of a limited partnership) that are not variable interest entities under Interpretation No. 46 (see Note 2) and provides a new framework for addressing when a general partner in a limited partnership, or managing member in the case of a limited liability company, controls the entity. Under EITF 04-05, the Company may be required to consolidate certain investments in which the Company holds a general partner or managing member interest. EITF 04-05 is effective after June 29, 2005 for new entities formed after such date and for existing entities for which the agreements are subsequently modified and is effective for the Company’s fiscal year beginning January 1, 2006 for all other entities. The adoption of EITF 04-05 did not have any impact on the Company’s financial statements as of September 30, 2005. The Company has not yet determined the anticipated impact of adopting EITF 04-05 for arrangements existing at June 29, 2005. However, EITF 04-05 may require the consolidation of the assets, liabilities and operations of certain of the Company’s

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

homebuilding and land development joint ventures. Since the Company already recognizes its proportionate share of joint venture earnings and losses under the equity method of accounting, the adoption of EITF 04-05 will not impact the Company’s consolidated net income.

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

Supplemental consolidating financial information of the Company, specifically including information for the joint ventures and land banking arrangements consolidated under Interpretation No. 46, is presented below to allow investors to determine the nature of assets held and the operations of the consolidated entities. Investments in consolidated entities in the separate financial statements of wholly-owned entities are presented below using the equity method of accounting. Consolidated real estate inventories include land deposits under option agreements or land banking arrangements (excluding the consolidated land banking arrangements as previously described in this paragraph) of $57,271,000 and $38,023,000 at September 30, 2005 and December 31, 2004, respectively.

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

The Company enters into purchase agreements with various land sellers. In some instances, and as a method of acquiring land in staged takedowns, thereby minimizing the use of funds from the Company’s revolving credit facilities and other corporate financing sources and limiting the Company’s risk, the Company transfers its right in such purchase agreements to entities owned by third parties (land banking arrangements). These entities use equity contributions and/or incur debt to finance the acquisition and development of the lots. The entities grant the Company an option to acquire lots in staged takedowns. In consideration for this option, the Company makes a non-refundable deposit equal to 20% or less of the total purchase price. Additionally, the Company may be subject to other penalties if lots are not acquired. The Company is under no obligation to purchase the balance of the lots, but would forfeit remaining deposits and be subject to penalties if the lots were not purchased. The Company does not have legal title to these entities or their assets and has not guaranteed their liabilities. These land banking arrangements help the Company manage the financial and market risk associated with land holdings. The Company participates in two land banking arrangements, which are not VIEs in accordance with Interpretation No. 46, and are not consolidated as of September 30, 2005 and December 31, 2004. The deposits and penalties related to the two land banking projects have been recorded in the accompanying consolidated balance sheet. The financial statements of these two entities are not consolidated with the Company’s consolidated financial statements.

A land banking arrangement which had been determined to be a VIE was entered into effective on September 29, 2003. Under this arrangement, the Company transferred to an entity owned by a third party the Company’s right to purchase certain real estate assets (lots) from a joint venture whose financial statements have previously been consolidated with the Company’s financial statements (see Note 3). Concurrently, the Company entered into an option agreement with the entity owned by a third party whereby the Company agreed to acquire lots in staged takedowns through August 15, 2005. The Company made a non-refundable deposit of $14,418,000 and the entity owned by a third party made an equity contribution of $42,214,000 to purchase the lots from the joint venture for a total price of $56,632,000 (which included a $16,441,000 preferred return to the outside partner of the joint venture). The total purchase price paid under the option agreement was $60,848,550 plus a 10 1/4% preferred return on invested capital to the outside third party. The property consists of 128 single-family lots and 22 high-density lots on which the Company expects to construct 128 single-family homes on the single-family lots and 44 duplex condominium units on the high-density lots. The homes are expected to be constructed and sold in phases over a two-to-three year period with approximate base sales prices ranging from $805,000 to $1,100,000. As of September 30, 2005, all lots were purchased from the third party and 168 homes have closed. The intercompany sales and related profits have been eliminated in consolidation.

Summary information with respect to the Company’s consolidated and unconsolidated land banking arrangements is as follows as of September 30, 2005 (dollars in thousands):

	Consolidated	Unconsolidated
Total number of land banking projects	3	2

Total number of lots	267	613

Total purchase price	$84,085	$94,070

Balance of lots still under option and not purchased:
Number of lots	264	198

Purchase price	$75,798	$44,770

Forfeited deposits and penalties if lots are not purchased	$8,290	$12,156

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET BY FORM OF OWNERSHIP

(in thousands)

	September 30, 2005
	Wholly- Owned	Variable Interest Entities Under Interpretation No. 46	Eliminating Entries	Consolidated Total

ASSETS

Cash and cash equivalents	$15,459	$17,869	$—	$33,328
Receivables	27,196	8,543	—	35,739
Real estate inventories	1,224,687	351,202	—	1,575,889
Investments in and advances to unconsolidated joint ventures	463	—	—	463
Investments in consolidated entities	72,351	—	(72,351)	—
Other assets	66,937	—	—	66,937
Intercompany receivables	—	8,912	(8,912)	—

	$1,407,093	$386,526	$(81,263)	$1,712,356

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued expenses	$173,906	$19,865	$—	$193,771
Notes payable	225,970	16,203		242,173
7 5/8% Senior Notes due December 15, 2012	150,000	—	—	150,000
10 3/4% Senior Notes due April 1, 2013	246,847	—	—	246,847
7 1/2% Senior Notes due February 15, 2014	150,000	—	—	150,000
Intercompany payables	7,276	1,636	(8,912)	—

Total liabilities	953,999	37,704	(8,912)	982,791
Minority interest in consolidated entities	—	—	276,471	276,471
Owners’ capital
William Lyon Homes	—	72,351	(72,351)	—
Others	—	276,471	(276,471)	—
Stockholders’ equity	453,094	—	—	453,094

	$1,407,093	$386,526	$(81,263)	$1,712,356

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONDENSED CONSOLIDATING STATEMENT OF INCOME BY FORM OF OWNERSHIP

(in thousands)

	Three Months Ended September 30, 2005
	Wholly- Owned	Variable Interest Entities Under Interpretation No. 46	Elimination Entries	Consolidated Total
Operating revenue
Sales	$296,105	$80,226	$—	$376,331
Management fees	2,578	—	(2,578)	—

	298,683	80,226	(2,578)	376,331

Operating costs
Cost of sales	(220,812)	(60,829)	2,578	(279,063)
Sales and marketing	(9,621)	(2,819)	—	(12,440)
General and administrative	(21,476)	—	—	(21,476)
Other	(574)	—	—	(574)

	(252,483)	(63,648)	2,578	(313,553)

Equity in income of unconsolidated joint ventures	4,672	—	—	4,672

Equity in income of consolidated entities	11,613	—	(11,613)	—

Minority equity in income of consolidated entities	—	—	(5,073)	(5,073)

Operating income	62,485	16,578	(16,686)	62,377
Other income, net	462	108	—	570

Income before provision for income taxes	62,947	16,686	(16,686)	62,947
Provision for income taxes	(24,864)	—	—	(24,864)

Net income	$38,083	$16,686	$(16,686)	$38,083

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONDENSED CONSOLIDATING STATEMENT OF INCOME BY FORM OF OWNERSHIP

(in thousands)

	Nine Months Ended September 30, 2005
	Wholly-Owned	Variable Interest Entities Under Interpretation No. 46	Eliminating Entries	Consolidated Total
Operating revenue
Sales	$808,313	$222,189	$—	$1,030,502
Management fees	7,229	—	(7,229)	—

	815,542	222,189	(7,229)	1,030,502

Operating costs
Cost of sales	(583,548)	(168,515)	7,229	(744,834)
Sales and marketing	(28,687)	(8,150)	—	(36,837)
General and administrative	(62,880)	—	—	(62,880)
Other	(1,782)	—	—	(1,782)

	(676,897)	(176,665)	7,229	(846,333)

Equity in income of unconsolidated joint ventures	4,513	—	—	4,513

Equity in income of consolidated entities	28,823	—	(28,823)	—

Minority equity in income of consolidated entities	—	—	(17,032)	(17,032)

Operating income	171,981	45,524	(45,855)	171,650
Financial advisory expenses	(2,191)	—	—	(2,191)
Other (expense) income, net	(78)	331	—	253

Income before provision for income taxes	169,712	45,855	(45,855)	169,712
Provision for income taxes	(67,036)	—	—	(67,036)

Net income	$102,676	$45,855	$(45,855)	$102,676

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

Note 3 — Investments in and Advances to Unconsolidated Joint Ventures

The Company and certain of its subsidiaries are general partners or members in joint ventures involved in the development and sale of residential projects. The consolidated financial statements of the Company include the accounts of the Company, all majority-owned and controlled subsidiaries and certain joint ventures which have been determined to be variable interest entities in which the Company is considered the primary beneficiary (see Note 2). The financial statements of joint ventures which have not been determined to be variable interest entities in which the Company is considered the primary beneficiary are not consolidated with the Company’s financial statements. The Company’s investments in unconsolidated joint ventures are accounted for using the equity method because the Company has a 50% or less voting or economic interest (and thus such joint ventures are not controlled by the Company). Condensed combined financial information of these unconsolidated joint ventures as of September 30, 2005 and December 31, 2004 is summarized as follows:

CONDENSED COMBINED BALANCE SHEETS

(in thousands)

	September 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Cash and cash equivalents	$1,512	$1,132
Receivables	1,965	948
Real estate inventories	26,294	38,193
Investment in unconsolidated joint ventures	—	25,799
Property and equipment	226	165

	$29,997	$66,237

LIABILITIES AND OWNERS’ CAPITAL
Accounts payable	$3,763	$2,313
Notes payable	25,472	28,580
Advances from William Lyon Homes	115	413

	29,350	31,306

Owners’ capital
William Lyon Homes	348	17,498
Others	299	17,433

	647	34,931

	$29,997	$66,237

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONDENSED COMBINED STATEMENTS OF INCOME

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Operating revenue
Land sales	$26,091	$—	$26,091	$—

Operating costs
Cost of sales — land	(23,338)	—	(23,338)	—
Sales and marketing	(284)	(51)	(284)	(72)
General and administrative	(2)	(4)	(16)	(12)
Other	(354)	(236)	(985)	(245)

	(23,978)	(291)	(24,623)	(329)

Equity in income (loss) of unconsolidated joint ventures	18,102	(244)	19,498	(572)

Net income (loss)	$20,215	$(535)	$20,966	$(901)

Allocation to owners
William Lyon Homes	$10,108	$(268)	$10,483	$(451)
Others	10,107	(267)	10,483	(450)

	$20,215	$(535)	$20,966	$(901)

Income allocations and cash distributions to the Company are based on predetermined formulas between the Company and the joint venture partners as specified in the applicable partnership or operating agreements. The Company generally receives, after partners’ priority returns and return of partners’ capital, approximately 50% of the profits and cash flows from joint ventures.

During the year ended December 31, 2002, one of the Company’s joint ventures (“Existing Venture”) was restructured such that the Company was required to purchase the 538 lots owned by the Existing Venture on a specified takedown basis through October 15, 2003 at a purchase price equal to the future cost of such lots including a 20% preferred return on invested capital to the outside partner of the Existing Venture. During the year ended December 31, 2002, the first 242 lots were purchased from the Existing Venture for $64,468,000, which included a $12,493,000 preferred return to the outside partner of the Existing Venture. The 242 lots were purchased by a newly formed joint venture (“New Venture”) between the Company and an outside partner. The Company was required to and did purchase the 242 lots owned by the New Venture on a specified takedown basis through May 15, 2004 at a purchase price equal to $74,210,000 plus a 13 1/2% preferred return on invested capital to the outside partner of the New Venture. Because the Company is required to purchase the lots owned by both the Existing Venture and the New Venture, and the Company now controls both ventures, the financial statements of both ventures have been consolidated with the Company’s financial statements. During the year ended December 31, 2002, an additional 44 lots were purchased from the Existing Venture for $19,765,000, which included a $3,953,000 preferred return to the outside partner of the Existing Venture. The 44 lots were purchased through a land banking arrangement (see Note 2 for additional information regarding the Company’s land banking arrangements). During the year ended December 31, 2003, an additional 219 lots were purchased from the Existing Venture for $74,896,000, which included a $21,743,000 preferred return to the outside partner of the Existing Venture. These purchases included (1) 172 lots which were purchased from the Existing Venture under a land banking arrangement (see Note 2) for $56,632,000, which included a $16,441,000 preferred return to the outside partner of the Existing Venture and (2) 47 lots which were purchased by the New Venture from the

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

Existing Venture for $18,264,000, which included a $5,302,000 preferred return to the outside partner of the Existing Venture. During the year ended December 31, 2002, the Company purchased 15 lots from the New Venture for $5,135,000, all of which was paid to the outside partner as a return of capital. During the year ended December 31, 2003, the Company purchased 175 lots from the New Venture for $54,543,000, all of which was paid to the outside partner as a return of capital. During the year ended December 31, 2004, the Company purchased 99 lots from the New Venture for $34,281,000. During the three and nine months ended September 30, 2005 no lots were purchased by the Company from the New Venture. During the three and nine months ended September 30, 2004, the Company purchased 15 and 88 lots, respectively from the New Venture for $6,103,000 and $28,474,000, respectively. The intercompany sales and related profits have been eliminated in consolidation.

During the year ended December 31, 2003, the Company’s wholly-owned subsidiary William Lyon Homes, Inc., a California corporation, (“California Lyon”), and two unaffiliated parties formed a series of limited liability companies (“Development LLCs”) for the purpose of acquiring three parcels of land totaling 236 acres in Irvine and Tustin, California (formerly part of the Tustin Marine Corps Air Station) and developing the land into 1,910 residential homesites. As of September 30, 2005, the Development LLCs sold substantially all of the lots. California Lyon was required under certain specific conditions to purchase approximately one half in value of the lots and during the three and nine months ended September 30, 2005, California Lyon purchased 664 and 829 lots from the Development LLCs for a purchase price of $147,428,000 and $183,626,000, respectively, of which 165 and 267 lots were purchased through three land banking arrangements for a purchase price of $58,393,000 and $84,085,000, respectively (see Note 2 for additional information regarding the Company’s land banking arrangements). California Lyon has a 12 1/2% indirect, minority interest in the Development LLCs and during the three and nine months ended September 30, 2005 earned income of $9,051,000 and $9,749,000 from the sale of lots by the Development LLCs of which $4,546,000 and $5,080,000, respectively, of income was deferred as a reduction to the basis of lots purchased by California Lyon and will be recognized when the lots are sold to third parties.

The Company is a member in an unconsolidated joint venture limited liability company formed for the purpose of acquiring and developing land in Nevada. At September 30, 2005, the unconsolidated joint venture had outstanding land acquisition and development debt of $25,472,000, of which the Company guaranteed $12,736,000. During the three and nine months ended September 30, 2005, the Company purchased 488 lots for a purchase price of $15,900,000 from the unconsolidated joint venture. The Company deferred $900,000 of income from the transaction, which will be recognized when the lots are sold to third parties.

Note 4 — Senior Notes

As of September 30, 2005, the Company had the following outstanding Senior Note obligations (collectively, the “Senior Notes”) (in thousands):

7 5/8% Senior Notes due December 15, 2012	$150,000
10 3/4% Senior Notes due April 1, 2013	246,847
7 1/2% Senior Notes due February 15, 2014	150,000

$546,847

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

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

At September 30, 2005, the Company had approximately $226,000,000 of secured indebtedness (excluding approximately $16,200,000 of secured indebtedness of consolidated entities — see Note 2) and approximately $161,700,000 of additional secured indebtedness available to be borrowed under the Company’s credit facilities, as limited by the Company’s borrowing base formulas.

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONSOLIDATING BALANCE SHEET

September 30, 2005

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
ASSETS
Cash and cash equivalents	$—	$9,696	$5,114	$18,518	$—	$33,328
Receivables	—	10,906	16,288	8,545	—	35,739
Real estate inventories	—	1,323,349	2,086	250,454	—	1,575,889
Investments in and advances to unconsolidated joint ventures	—	463	—	—	—	463
Property and equipment, net	—	1,985	16,642	—	—	18,627
Deferred loan costs	—	13,019	—	—	—	13,019
Goodwill	—	5,896	—	—	—	5,896
Other assets	—	27,429	1,966	—	—	29,395
Investments in subsidiaries	453,094	72,686	7,858	—	(533,638)	—
Intercompany receivables	—	2,067	100,155	8,912	(111,134)	—

	$453,094	$1,467,496	$150,109	$286,429	$(644,772)	$1,712,356

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$—	$49,613	$563	$15,238	$—	$65,414
Accrued expenses	—	118,696	4,718	4,943	—	128,357
Notes payable	—	212,145	13,825	16,203	—	242,173
7 5/8% Senior Notes	—	150,000	—	—	—	150,000
10 3/4% Senior Notes	—	246,847	—	—	—	246,847
7 1/2% Senior Notes	—	150,000	—	—	—	150,000
Intercompany payables	—	107,431	2,067	1,636	(111,134)	—

Total liabilities	—	1,034,732	21,173	38,020	(111,134)	982,791
Minority interest in consolidated entities	—	—	—	—	276,471	276,471
Stockholders’ equity	453,094	432,764	128,936	248,409	(810,109)	453,094

	$453,094	$1,467,496	$150,109	$286,429	$(644,772)	$1,712,356

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONSOLIDATING STATEMENT OF INCOME

Three Months Ended September 30, 2005

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$250,282	$45,823	$80,226	$—	$376,331
Management fees	—	2,578	—	—	(2,578)	—

	—	252,860	45,823	80,226	(2,578)	376,331

Operating costs
Cost of sales	—	(187,921)	(32,891)	(60,829)	2,578	(279,063)
Sales and marketing	—	(7,722)	(1,899)	(2,819)	—	(12,440)
General and administrative	—	(21,476)	—	—	—	(21,476)
Other	—	—	(574)	—	—	(574)

	—	(217,119)	(35,364)	(63,648)	2,578	(313,553)

Equity in income (loss) of unconsolidated joint ventures	—	4,849	(177)	—	—	4,672

Income from subsidiaries	38,083	21,723	—	—	(59,806)	—

Minority equity in income of consolidated entities	—	—	—	—	(5,073)	(5,073)

Operating income	38,083	62,313	10,282	16,578	(64,879)	62,377
Other (expense) income, net	—	(499)	961	108	—	570

Income before provision for income taxes	38,083	61,814	11,243	16,686	(64,879)	62,947
Provision for income taxes	—	(24,864)	—	—	—	(24,864)

Net income	$38,083	$36,950	$11,243	$16,686	$(64,879)	$38,083

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONSOLIDATING STATEMENT OF INCOME

Three Months Ended September 30, 2004

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$301,836	$25,986	$153,231	$(6,103)	$474,950
Management fees	—	4,598	—	—	(4,598)	—

	—	306,434	25,986	153,231	(10,701)	474,950

Operating costs
Cost of sales	—	(224,445)	(21,208)	(114,439)	10,701	(349,391)
Sales and marketing	—	(8,393)	(1,077)	(4,803)	—	(14,273)
General and administrative	—	(23,381)	(155)	—	—	(23,536)
Other	—	—	(658)	—	—	(658)

	—	(256,219)	(23,098)	(119,242)	10,701	(387,858)

Equity in loss of unconsolidated joint ventures	—	(163)	(105)	—	—	(268)

Income from subsidiaries	44,937	37,102	—	—	(82,039)	—

Minority equity in income of consolidated entities	—	—	—	—	(13,858)	(13,858)

Operating income	44,937	87,154	2,783	33,989	(95,897)	72,966
Other (expense) income, net	—	(51)	799	496	—	1,244

Income before provision for income taxes	44,937	87,103	3,582	34,485	(95,897)	74,210
Provision for income taxes	—	(29,106)	—	(167)	—	(29,273)

Net income	$44,937	$57,997	$3,582	$34,318	$(95,897)	$44,937

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONSOLIDATING STATEMENT OF INCOME

Nine Months Ended September 30, 2005

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$676,596	$131,716	$222,190	$—	$1,030,502
Management fees	—	8,789	—	—	(8,789)	—

	—	685,385	131,716	222,190	(8,789)	1,030,502

Operating costs
Cost of sales	—	(485,138)	(99,970)	(168,515)	8,789	(744,834)
Sales and marketing	—	(23,198)	(5,489)	(8,150)	—	(36,837)
General and administrative	—	(62,793)	(87)	—	—	(62,880)
Other	—	—	(1,782)	—	—	(1,782)

	—	(571,129)	(107,328)	(176,665)	8,789	(846,333)

Equity in income (loss) of unconsolidated joint ventures	—	5,006	(493)	—	—	4,513

Income (loss) from subsidiaries	102,676	52,012	(217)	—	(154,471)	—

Minority equity in income of consolidated entities	—	—	—	—	(17,032)	(17,032)

Operating income	102,676	171,274	23,678	45,525	(171,503)	171,650
Financial advisory expenses	—	(2,191)	—	—	—	(2,191)
Other (expense) income, net	—	(245)	207	291	—	253

Income before provision for income taxes	102,676	168,838	23,885	45,816	(171,503)	169,712
Provision for income taxes	—	(67,018)	—	(18)	—	(67,036)

Net income	$102,676	$101,820	$23,885	$45,798	$(171,503)	$102,676

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONSOLIDATING STATEMENT OF INCOME

Nine Months Ended September 30, 2004

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$783,312	$62,996	$296,147	$(28,474)	$1,113,981
Management fees	—	8,789	—	—	(8,789)	—

	—	792,101	62,996	296,147	(37,263)	1,113,981

Operating costs
Cost of sales	—	(603,607)	(52,436)	(227,701)	37,263	(846,481)
Sales and marketing	—	(24,330)	(3,073)	(10,162)	—	(37,565)
General and administrative	—	(53,979)	(275)	—	—	(54,254)
Other	—	—	(1,425)	—	—	(1,425)

	—	(681,916)	(57,209)	(237,863)	37,263	(939,725)

Equity in loss of unconsolidated joint ventures	—	(341)	(110)	—	—	(451)

Income from subsidiaries	91,494	64,709	—	—	(156,203)	—

Minority equity in income of consolidated joint ventures	—	—	—	—	(24,770)	(24,770)

Operating income	91,494	174,553	5,677	58,284	(180,973)	149,035
Other income, net	—	163	1,719	1,067	—	2,949

Income before provision for income taxes	91,494	174,716	7,396	59,351	(180,973)	151,984
Provision for income taxes	—	(60,133)	—	(357)	—	(60,490)

Net income	$91,494	$114,583	$7,396	$58,994	$(180,973)	$91,494

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended September 30, 2005

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating activities
Net income	$102,676	$101,820	$23,885	$45,798	$(171,503)	$102,676
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	384	1,176	—	—	1,560
Equity in (income) loss of unconsolidated joint ventures	—	(5,006)	493	—	—	(4,513)
Distributions of income from unconsolidated joint ventures	—	2,773	—	—	—	2,773
Minority equity in income of consolidated entities	—	—	—	—	17,032	17,032
Equity in (earnings) loss of subsidiaries	(102,676)	(52,012)	217	—	154,471	—
Provision for income taxes	—	67,018	—	18	—	67,036
Net changes in operating assets and liabilities:
Receivables	—	11,552	(4,927)	(3,062)	—	3,563
Intercompany receivables/payables	—	—	(10,285)	(8,608)	18,893	—
Real estate inventories	—	(376,247)	(319)	(22,808)	—	(399,374)
Deferred loan costs	—	963	—	—	—	963
Other assets	—	(4,773)	(464)	—	—	(5,237)
Accounts payable	—	20,467	183	5,400	—	26,050
Accrued expenses	—	(82,524)	747	(4,679)	—	(86,456)

Net cash (used in) provided by operating activities	—	(315,585)	10,706	12,059	18,893	(273,927)

Investing activities
Net change in investment in unconsolidated joint ventures	—	19,681	(493)	—	—	19,188
Purchases of property and equipment	—	(1,276)	(845)	—	—	(2,121)
Investments in subsidiaries	—	56,629	3,315	—	(59,944)	—
Advances (to) from affiliates	(312)	5,440	—	—	(5,128)	—

Net cash (used in) provided by investing activities	(312)	80,474	1,977	—	(65,072)	17,067

Financing activities
Proceeds from borrowings on notes payable	—	824,378	346,871	—	—	1,171,249
Principal payments on notes payable	—	(636,991)	(342,351)	(14,700)	—	(994,042)
Minority interest contributions, net	—	—	—	16,595	—	16,595
Advances from (to) affiliates	312	—	(18,259)	(27,920)	46,179	312

Net cash provided by (used in) financing activities	312	187,387	(13,739)	(26,025)	46,179	194,114

Net decrease in cash and cash equivalents	—	(47,724)	(1,056)	(13,966)	—	(62,746)
Cash and cash equivalents at beginning of period	—	57,420	6,170	32,484	—	96,074

Cash and cash equivalents at end of period	$—	$9,696	$5,114	$18,518	$—	$33,328

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended September 30, 2004

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating activities
Net income	$91,494	$114,583	$7,396	$58,994	$(180,973)	$91,494
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	410	378	—	—	788
Equity in loss of unconsolidated joint ventures	—	341	110	—	—	451
Minority equity in income of consolidated entities	—	—	—	—	24,770	24,770
Equity in earnings of subsidiaries	(91,494)	(64,709)	—	—	156,203	—
Provision for income taxes	—	60,133	—	357	—	60,490
Net changes in operating assets and liabilities:
Receivables	—	10,969	5,939	3,415	—	20,323
Intercompany receivables/payables	—	—	(89)	3,066	(2,977)	—
Real estate inventories	—	(317,587)	(712)	(2,662)	—	(320,961)
Deferred loan costs	—	(387)	—	—	—	(387)
Other assets	—	2,277	(240)	—	—	2,037
Accounts payable	—	8,642	(104)	7,113	—	15,651
Accrued expenses	—	(56,554)	(508)	3,880	—	(53,182)

Net cash (used in) provided by operating activities	—	(241,882)	12,170	74,163	(2,977)	(158,526)

Investing activities
Net change in investment in unconsolidated joint ventures	—	3,028	(110)	—	—	2,918
Purchases of property and equipment	—	(619)	(16,750)	—	—	(17,369)
Investments in subsidiaries	—	13,113	—	—	(13,113)	—
Advances (to) from affiliates	(932)	(14,570)	—	(26,304)	41,806	—

Net cash (used in) provided by investing activities	(932)	952	(16,860)	(26,304)	28,693	(14,451)

Financing activities
Proceeds from borrowings on notes payable	—	1,008,132	249,317	—	—	1,257,449
Principal payments on notes payable	—	(906,561)	(245,262)	(43,217)	—	(1,195,040)
Issuance of 7 1/2% Senior Notes	—	147,563	—	—	—	147,563
Common stock issued for exercised options	932	—	—	—	—	932
Minority interest contributions (distributions), net	—	(2,168)	—	(19,781)	—	(21,949)
Advances from affiliates	—	—	413	25,303	(25,716)	—

Net cash provided by (used in) financing activities	932	246,966	4,468	(37,695)	(25,716)	188,955

Net increase (decrease) in cash and cash equivalents	—	6,036	(222)	10,164	—	15,978
Cash and cash equivalents at beginning of period	—	13,684	4,207	6,246	—	24,137

Cash and cash equivalents at end of period	$—	$19,720	$3,985	$16,410	$—	$40,115

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

Note 5 — Related Party Transactions

On October 26, 2000, the Company’s Board of Directors (with Messrs. William Lyon and William H. Lyon abstaining) approved the purchase of 579 lots for a total purchase price of $12,581,000 from an entity controlled by William Lyon and William H. Lyon. The terms of the purchase agreement provide for an initial option payment of $1,000,000 and a rolling option takedown of the lots. In addition, one-half of the net profits in excess of six percent from the development are to be paid to the seller. Phased takedowns of approximately 20 lots each were anticipated to occur at periodic intervals for each of several product types through September 2004. As of December 31, 2004, all lots were purchased under this agreement. In addition, one-half of the net profits, as defined, in excess of six percent from the development are to be paid to the seller, of which $5,711,000 has been paid through September 30, 2005. This land acquisition qualified as an affiliate transaction under the Company’s 12 1/2% Senior Notes due July 1, 2003 Indenture dated as of June 29, 1994, as amended (“Old Indenture”). Pursuant to the terms of the Old Indenture, the Company determined that the land acquisition is on terms that are no less favorable to the Company than those that would have been obtained in a comparable transaction by the Company with an unrelated person. The Company delivered to the Trustee under the Old Indenture a resolution of the Board of Directors of the Company set forth in an Officers’ Certificate certifying that the land acquisition is on terms that are no less favorable to the Company than those that would have been obtained in a comparable transaction by the Company with an unrelated person and the land acquisition was approved by a majority of the disinterested members of the Board of Directors of the Company. Further, the Company delivered to the Trustee under the Indenture a determination of value by a real estate appraisal firm which is of regional standing in the region in which the subject property is located and is MAI certified.

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

For the three months ended September 30, 2005 and 2004, the Company incurred reimbursable on-site labor costs of $28,000 and $30,000, respectively, for providing customer service to real estate projects developed by entities controlled by William Lyon and William H. Lyon, of which $33,000 was due to the Company at September 30, 2004. For the nine months ended September 30, 2005 and 2004, the Company incurred reimbursable on-site labor costs of $99,000 and $135,000, respectively for providing customer service to real estate projects developed by entities controlled by William Lyon and William H. Lyon.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

During the three and nine months ended September 30, 2005, the Company purchased land for a total purchase price of $104,900,000 and $116,096,000, respectively, from certain of the Company’s joint ventures.

For each of the three month periods ended September 30, 2005 and 2004, the Company incurred charges of $189,000 related to rent on its corporate office, from a trust of which William H. Lyon is the sole beneficiary.

During the three and nine months ended September 30, 2004, the Company incurred charges of $15,000 and $115,000, respectively related to the charter and use of aircraft owned by an affiliate of William Lyon.

Effective September 1, 2004, the Company entered into an aircraft consulting and management agreement with an affiliate (the “Affiliate”) of William Lyon to operate and manage the Company’s aircraft which was placed in service effective as of September 1, 2004. The terms of the agreement provide that the Affiliate shall consult and render its advice and management services to the Company with respect to all functions necessary to the operation, maintenance and administration of the aircraft. The Company’s business plan for the aircraft includes (i) use by Company executives for traveling on Company business to the Company’s divisional offices and other destinations, (ii) charter service to outside third parties and (iii) charter service to William Lyon personally. Charter services for outside third parties and William Lyon personally are contracted for at market rates. As compensation to the Affiliate for its management and consulting services under the agreement, the Company pays the Affiliate a fee equal to (i) the amount equal to 107% of compensation paid by the affiliate for the pilots supplied pursuant to the agreement, (ii) $50 per operating hour for the aircraft and (iii) $9,000 per month for hangar rent. In addition, all maintenance work, inspections and repairs performed by the Affiliate on the aircraft are charged to the Company at the Affiliate’s published rates for maintenance, inspections and repairs in effect at the time such work is completed. The total compensation paid to the Affiliate under the agreement amounted to $592,000 and $1,084,000 for the three and nine months ended September 30, 2005, respectively

Pursuant to the agreement above, the Company had earned revenue of $185,000 and $366,000 for charter services provided to William Lyon personally, for the three and nine months ended September 30, 2005, respectively, of which $185,000 was due to the Company at September 30, 2005.

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

The Company offers home mortgage loans to its employees and directors through its mortgage company subsidiary, William Lyon Financial Inc. These loans are made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. These loans do not involve more than the normal risk of collectibility or present other unfavorable features and are sold to investors typically within 7 to 15 days.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

Note 6 — Stockholders’ Equity

On November 12, 2004 the Company’s Board of Directors approved an increase in the size of the Company’s previously announced stock repurchase program to 3,000,000 shares of its common stock (including any shares previously repurchased by the Company under the program). Under the program, as originally adopted in September 2001, the Company could repurchase 20% of its then outstanding shares of common stock or approximately 2,000,000 shares. Under the plan, the stock will be purchased from time to time in privately negotiated transactions or the open market in compliance with Securities and Exchange Commission Rule 10b-18, subject to market conditions, applicable legal requirements and other factors. The timing and amounts of any purchases will be as determined by the Company’s management from time to time or may be suspended at any time or from time to time without prior notice, depending on market conditions and other factors they deem relevant. The repurchased shares may be held as treasury stock and used for general corporate purposes or cancelled. As of September 30, 2005, 1,218,400 shares of common stock had been purchased for $26,750,000 and retired under this program and 1,275,000 shares of common stock had been purchased for $81,001,000 and held in treasury. No shares were purchased under this program during the three and nine months ended September 30, 2005.

During the three and nine months ended September 30, 2005, certain officers and directors exercised options to purchase 35,831 shares of the Company’s common stock at a price of $8.6875 per share in accordance with the William Lyon Homes 2000 Stock Incentive Plan. During the three and nine months ended September 30, 2004, certain officers and directors exercised options to purchase 3,500 and 92,964 shares, respectively of the Company’s common stock at a price of $8.6875 per share in accordance with the William Lyon Homes 2000 Stock Incentive Plan. During the nine months ended September 30, 2004, certain officers exercised options to purchase 4,166 shares of the Company’s common stock at a price of $9.10 per share in accordance with the William Lyon Homes 2000 Stock Incentive Plan.

Note 7 — Commitments and Contingencies

The Company’s commitments and contingent liabilities include the usual obligations incurred by real estate developers in the normal course of business. In the opinion of management, these matters will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Five purported class action lawsuits have been filed in the Court of Chancery of the State of Delaware in and for New Castle County, purportedly on behalf of the public stockholders of the Company, challenging the proposal made by General William Lyon to acquire the outstanding publicly held minority interest in the Company’s common stock for $82 per share in cash (the “Proposed Transaction”), (See Note 8) and challenging related actions of the Company and the directors of the Company. Eastside Investors, LLP v. William Lyon Homes, et al., Civil Action No. 1301-N was filed on April 27, 2005; Donald Lamuth v. William Lyon et al., Civil Action No. 1304-N and Stephen L. Brown v. William Lyon Homes, et al., Civil Action No. 1307-N were filed on April 28, 2005; Michael Crady v. William Lyon Homes, et al., Civil Action No. 1311-N was filed on May 2, 2005; and Anthony A. D’Amato v. William Lyon, et al., Civil Action No. 1323-N was filed on May 6, 2005 (collectively, the “Delaware Complaints”). The Delaware Complaints name the Company and the directors of the Company as defendants. These complaints allege, among other things, that the defendants have breached their fiduciary duties owed to the plaintiffs in connection with the Proposed Transaction and other related corporate activities. The plaintiffs are seeking to enjoin the Proposed Transaction and, among other things, to obtain damages, attorneys’ fees and expenses related to the litigation. On May 9, 2005, the Delaware Complaints were consolidated into a single case entitled In re: William Lyon Homes Shareholder Litigation, Civil Action No. 1311-N (the “Consolidated Delaware Action”). On May 20, 2005, a class was certified in the Consolidated Delaware Action. On November 9, 2005, the Consolidated Delaware Action was dismissed without prejudice.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

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

As of September 30, 2005, the Company had $4.2 million of outstanding irrevocable standby letters of credit to guarantee the Company’s financial obligations under certain land banking arrangements, joint venture agreements and other contractual arrangements in the normal course of business. The beneficiary may draw upon these letters of credit in the event of a contractual default by the Company relating to each respective obligation. These letters of credit have a stated term of up to two years and have varying maturities through 2007, at which time the Company may be required to renew the letters of credit to coincide with the term of the respective arrangement.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

The Company also had outstanding performance and surety bonds of $292.9 million at September 30, 2005 related principally to its obligations for site improvements at various projects. The Company does not believe that draws upon these bonds, if any, will have a material effect on the Company’s financial position, results of operations or cash flows.

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

Note 8 — Proposed Transaction

On April 26, 2005, General William Lyon announced that he was proposing to acquire the outstanding publicly held minority interest in the Company’s common stock for $82 per share in cash. General Lyon stated that this transaction would be contingent upon approval by the Board of Directors or a duly appointed special committee of the Board of Directors. The Board of Directors subsequently formed a special committee of independent directors to consider General Lyon’s proposal with the assistance of outside financial and legal advisors which the special committee retained. On June 20, 2005, the special committee announced that it had determined that the proposal by General Lyon was inadequate. On June 28, 2005, General Lyon announced that he was withdrawing his proposal. On July 25, 2005, the Company announced that its Board of Directors had disbanded the special committee. On July 25, 2005, General Lyon announced that he was discontinuing his efforts at that time to take the Company private. In connection with the special committee’s consideration of this proposed transaction, the Company has incurred approximately $2,191,000 in financial advisory and legal expenses which are reflected as a charge in the Company’s results of operations for the nine month period ended September 30, 2005.

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

Results of Operations

Overview and Recent Results

Selected financial and operating information for the Company including its wholly-owned projects and joint ventures as of and for the periods presented is as follows:

	Three Months Ended September 30,
	2005			2004
	Wholly-Owned	Joint Ventures	Consolidated Total	Wholly-Owned	Joint Ventures	Consolidated Total
Selected Financial Information (dollars in thousands)
Homes closed	524	126	650	574	290	864

Home sales revenue	$278,525	$80,226	$358,751	$321,091	$153,231	$474,322
Cost of sales	(210,757)	(58,251)	(269,008)	(238,765)	(109,841)	(348,606)

Gross margin	$67,768	$21,975	$89,743	$82,326	$43,390	$125,716

Gross margin percentage	24.3%	27.4%	25.0%	25.6%	28.3%	26.5%

Number of homes closed
California	261	126	387	338	290	628
Arizona	140	—	140	97	—	97
Nevada	123	—	123	139	—	139

Total	524	126	650	574	290	864

Average sales price
California	$726,300	$636,700	$697,200	$737,000	$528,400	$640,700
Arizona	327,300	—	327,300	269,200	—	269,200
Nevada	350,700	—	350,700	329,900	—	329,900

Total	$531,500	$636,700	$551,900	$559,400	$528,400	$549,000

Number of net new home orders
California	403	120	523	159	159	318
Arizona	118	—	118	192	—	192
Nevada	193	—	193	149	—	149

Total	714	120	834	500	159	659

Average number of sales locations during period
California	22	7	29	15	11	26
Arizona	5	—	5	7	—	7
Nevada	8	—	8	7	—	7

Total	35	7	42	29	11	40

	As of September 30,
	2005			2004
	Wholly-Owned	Joint Ventures	Consolidated Total	Wholly-Owned	Joint Ventures	Consolidated Total
Backlog of homes sold but not closed at end of period
California	1,102	408	1,510	587	535	1,122
Arizona	499	—	499	518	—	518
Nevada	290	—	290	243	—	243

Total	1,891	408	2,299	1,348	535	1,883

Dollar amount of homes sold but not closed at end of period (dollars in thousands)
California	$720,999	$213,302	$934,301	$494,028	$316,187	$810,215
Arizona	174,487	—	174,487	137,967	—	137,967
Nevada	101,568	—	101,568	94,390	—	94,390

Total	$997,054	$213,302	$1,210,356	$726,385	$316,187	$1,042,572

Lots controlled at end of period
Owned lots
California	4,516	1,636	6,152	2,659	1,786	4,445
Arizona	3,657	367	4,024	4,069	—	4,069
Nevada	1,517	—	1,517	1,256	—	1,256

Total	9,690	2,003	11,693	7,984	1,786	9,770

Optioned lots(1)
California			3,296			4,817
Arizona			6,329			4,038
Nevada			2,044			1,411

Total			11,669			10,266

Total lots controlled
California			9,448			9,262
Arizona			10,353			8,107
Nevada			3,561			2,667

Total			23,362			20,036

(1)	Optioned lots may be purchased by the Company as wholly-owned projects or may be purchased by newly formed joint ventures.

	Nine Months Ended September 30,
	2005			2004
	Wholly-owned	Joint Ventures	Consolidated Total	Wholly-owned	Joint Ventures	Consolidated Total
Selected Financial Information (dollars in thousands)
Homes closed	1,386	342	1,728	1,674	587	2,261

Home sales revenue	$743,341	$222,189	$965,530	$799,783	$296,147	$1,095,930
Cost of sales	(549,656)	(161,286)	(710,942)	(612,958)	(218,912)	(831,870)

Gross margin	$193,685	$60,903	$254,588	$186,825	$77,235	$264,060

Gross margin percentage	26.1%	27.4%	26.4%	23.4%	26.1%	24.1%

Number of homes closed
California	592	342	934	899	587	1,486
Arizona	437	—	437	266	—	266
Nevada	357	—	357	509	—	509

Total	1,386	342	1,728	1,674	587	2,261

Average sales price
California	$807,100	$649,700	$749,500	$644,600	$504,500	$589,200
Arizona	301,900	—	301,900	237,300	—	237,300
Nevada	374,200	—	374,200	308,800	—	308,800

Total	$536,300	$649,700	$558,800	$477,800	$504,500	$484,700

Number of net new home orders
California	1,337	505	1,842	974	808	1,782
Arizona	454	—	454	577	—	577
Nevada	565	—	565	519	—	519

Total	2,356	505	2,861	2,070	808	2,878

Average number of sales locations during period
California	19	8	27	18	12	30
Arizona	6	—	6	6	—	6
Nevada	8	—	8	7	—	7

Total	33	8	41	31	12	43

On a consolidated basis, the number of net new home orders for the nine months ended September 30, 2005 decreased slightly to 2,861 homes from 2,878 homes for the nine months ended September 30, 2004. The number of homes closed on a consolidated basis for the nine months ended September 30, 2005, decreased 23.6% to 1,728 homes from 2,261 homes for the nine months ended September 30, 2004. On a consolidated basis, the backlog of homes sold but not closed as of September 30, 2005 was 2,299, up 22.1% from 1,883 homes a year earlier, and up 10.1% from 2,088 homes at June 30, 2005.

Homes in backlog are generally closed within three to six months. The dollar amount of backlog of homes sold but not closed on a consolidated basis as of September 30, 2005 was $1.210 billion, up 16.0% from $1.043 billion as of September 30, 2004 and up 7.5% from $1.126 billion as of June 30, 2005. The cancellation rate of buyers who contracted to buy a home but did not close escrow at the Company’s projects was unchanged at approximately 13% during the nine months ended September 30, 2005 and 2004. The inventory of completed and unsold homes was 9 homes as of September 30, 2005.

The Company experienced a 4.7% decrease in the average number of sales locations to 41 for the nine months ended September 30, 2005 as compared to 43 for the nine months ended September 30, 2004, and the Company’s number of new home orders per average sales location increased to 69.8 for the nine months ended September 30, 2005 as compared to 66.9 for the nine months ended September 30, 2004.

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

Comparison of Three Months Ended September 30, 2005 to September 30, 2004

Consolidated operating revenue for the three months ended September 30, 2005 was $376.3 million, a decrease of $98.7 million, or 20.8%, from consolidated operating revenue of $475.0 million for the three months ended September 30, 2004. Revenue from sales of wholly-owned homes decreased $42.6 million, or 13.3%, to $278.5 million in the 2005 period from $321.1 million in the 2004 period. This decrease was primarily due to a decrease in the number of wholly-owned homes closed to 524 in the 2005 period from 574 in the 2004 period and a decrease in the average sales price of wholly-owned homes to $531,500 in the 2005 period from $559,400 in the 2004 period. Consolidated operating revenue includes revenue from sales of joint ventures due to the adoption of Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, as amended (“Interpretation No. 46”) (See Note 2 of “Notes to Consolidated Financial Statements”). Revenue from sales of joint venture homes decreased $73.0 million, or 47.7%, to $80.2 million in the 2005 period from $153.2 million in the 2004 period, primarily due to a decrease in the number of joint venture homes closed to 126 in the 2005 period from 290 in the 2004 period, offset by an increase in the average sales price of joint venture homes to $636,700 in the 2005 period from $528,400 in the 2004 period. Revenue from sales of lots, land and other increased to $17.6 million in the 2005 period from $0.6 million in the 2004 period due to the bulk sale of land in certain of the Company’s markets. The decrease in the average sales price of homes closed in wholly-owned projects was due to a change in product mix and the increase in the average sales price of units closed in joint venture projects was due primarily to (i) price appreciation in certain projects and (ii) a change in product mix.

Total operating income decreased to $62.4 million in the 2005 period from $73.0 million in the 2004 period. The excess of revenue from sales of homes over the related cost of sales (gross margin) decreased by $36.0 million to $89.7 million in the 2005 period from $125.7 million in the 2004 period primarily due to a decrease in homes closed to 650 in the 2005 period from 864 in the 2004 period and a decrease in gross margin percentages to 25.0% in the 2005 period from 26.5% in the 2004 period, offset by an increase in the average sales price of homes closed to $551,900 in the 2005 period from $549,000 in the 2004 period. The decrease in period-over-period gross margin percentage primarily reflects the close out of projects with higher average gross margin percentages and a shift in product mix. The excess of revenue from sales of lots, land and other over the related cost of sales (gross margin) increased to $7.5 million in the 2005 period from $(0.2) million in the 2004 period primarily due to the bulk sale of land in certain of the Company’s markets.

Sales and marketing expense decreased by $1.9 million to $12.4 million in the 2005 period from $14.3 million in the 2004 period primarily due to a decrease in developer marketing fees paid to the land sellers in certain of the communities in which the Company builds to $1.7 million in the 2005 period from $2.4 million in the 2004 period and a decrease in direct selling expenses to $7.2 million in the 2005 period from $8.1 million in the 2004 period. General and administrative expenses decreased by $2.0 million to $21.5 million in the 2005 period from $23.5 million in the 2004 period, primarily as a result of a decrease in bonus expense to $13.8 million in the 2005 period from $16.3 million in the 2004 period due to lower levels of pre-tax, pre-bonus income. Selling, general and administrative expense as a percentage of home sales revenue was 9.5% in the 2005 period compared to 8.0% in the 2004 period. Other operating costs consist of initial start-up and operating losses realized by golf course operations at certain of the company’s projects which increased to $0.6 million in the 2005 period compared to $0.5 million in the 2004 period. Equity in income (loss) from unconsolidated joint ventures increased to income of $4.7 million in the 2005 period from a loss of $0.3 million in the 2004 period. Minority equity in income of consolidated entities decreased to $5.1 million in the 2005 period from $13.9 million in the 2004 period.

Total interest incurred increased to $19.7 million in the 2005 period from $16.0 million in the 2004 period, primarily as a result of an increase in the average principal balance of debt outstanding, including the issuance of 7 5/8% Senior Notes (see below) and an increase in interest rates. All interest incurred was capitalized in the 2005 and 2004 periods.

As a result of the factors outlined above, net income decreased to $38.1 million in the 2005 period from $44.9 million in the 2004 period.

Comparison of Nine Months Ended September 30, 2005 to Nine Months Ended September 30, 2004

Consolidated operating revenue for the nine months ended September 30, 2005 was $1.030 billion, a decrease of $84.0 million, or 7.5%, from consolidated operating revenue of $1.114 billion for the nine months ended September 30, 2004. Revenue from sales of wholly-owned homes decreased $56.5 million, or 7.1%, to $743.3 million in the 2005 period from $799.8 million in the 2004 period. This decrease was primarily due to a decrease in the number of wholly-owned homes closed to 1,386 in the 2005 period from 1,674 in the 2004 period, offset by an increase in the average sales price of wholly-owned homes to $536,300 in the 2005 period from $477,800 in the 2004 period. Consolidated operating revenue includes revenue from sales of joint ventures due to the adoption of Interpretation No. 46 (See Note 2 of “Notes to Consolidated Financial Statements”). Revenue from sales of joint ventures decreased $74.0 million, or 25.0%, to $222.2 million in the 2005 period from $296.2 million in the 2004 period, primarily due to a decrease in the number of joint venture homes closed to 342 in the 2005 period from 587 in the 2004 period, offset by an increase in the average sales price of joint venture homes to $649,700 in the 2005 period from $504,500 in the 2004 period. Revenue from sales of lots, land and other increased $46.9 million, or 259%, to $65.0 million in the 2005 period from $18.1 million in the 2004 period primarily due to the bulk sale of land in certain of the Company’s markets. The increase in the average sales price of units closed in wholly-owned and joint venture projects was due primarily to (i) price appreciation in certain projects and (ii) a change in product mix.

Total operating income increased to $171.7 million in the 2005 period from $149.0 million in the 2004 period. The excess of revenue from sales of homes over the related cost of sales (gross margin) decreased by $9.5 million to $254.6 million in the 2005 period from $264.1 million in the 2004 period primarily due to a decrease in the number of homes closed to 1,728 in the 2005 period from 2,261 in the 2004 period, offset by an increase in the average sales price of homes closed to $558,800 in the 2005 period from $484,700 in the 2004 period and an increase in gross margin percentage to 26.4% in the 2005 period from 24.1% in the 2004 period. The increase in period-over-period gross margin percentage primarily reflects the impact of increased sales prices due to strong demand for housing in many of the Company’s markets. The excess of revenue from sales of lots, land and other over the related cost of sales (gross margin) increased by $27.7 million to $31.1 million in the 2005 period from $3.4 million in the 2004 period primarily due to the bulk sale of land in certain of the Company’s markets.

Sales and marketing expense decreased slightly to $36.8 million in the 2005 period from $37.6 million in the 2004 period primarily due to a decrease in marketing fees paid to the land sellers in certain of the communities in which the Company builds to $4.1 million in the 2005 period from $4.5 million in the 2004 period. General and administrative expenses increased by $8.6 million to $62.9 million in the 2005 period from $54.3 million in the 2004 period, primarily as a result of an increase in bonus expense to $37.3 million in the 2005 period from $33.4 million in the 2004 period due to higher levels of pre-tax, pre-bonus income and an increase in salaries and benefits to $18.8 million in the 2005 period from $16.5 million in the 2004 period. Selling, general and administrative expense as a percentage of home sales revenue was 10.3% in the 2005 period compared to 8.4% in the 2004 period. Other operating costs consist of initial start-up and operating losses realized by golf course operations at certain of the Company’s projects which increased to $1.8 million in the 2005 period compared to $1.4 million in the 2004 period. Equity in income (loss) from unconsolidated joint ventures increased to income of $4.5 million in the 2005 period from a loss of $0.5 million in the 2004 period. Minority equity in income of consolidated entities decreased to $17.0 million in the 2005 period from $24.8 million in the 2004 period.

The Company incurred financial advisory expenses of $2.2 million in the 2005 period with no comparable amount in the 2004 period due to the proposed transaction described in “Item 2 — Proposed Transaction”.

Total interest incurred increased to $52.1 million in the 2005 period from $45.2 million in the 2004 period, primarily as a result of an increase in the average principal balance of debt outstanding, including the issuance of 7 5/8% Senior Notes (see below) and an increase in interest rates. All interest incurred was capitalized in the 2005 and 2004 periods.

As a result of the above factors, net income increased to $102.7 million in the 2005 period from $91.5 million in the 2004 period.

Financial Condition and Liquidity

The Company provides for its ongoing cash requirements principally from internally generated funds from the sales of real estate, outside borrowings and by forming new joint ventures with venture partners that provide a substantial portion of the capital required for certain projects. The Company currently has outstanding 7 5/8% Senior Notes due 2012, 10 3/4% Senior Notes due 2013 and 7 1/2% Senior Notes due 2014 and maintains secured revolving credit facilities (“Revolving Credit Facilities”). The Company has financed, and may in the future finance, certain projects and land acquisitions with construction loans secured by real estate inventories, seller provided financing and land banking transactions. The Company believes that its current borrowing capacity and increases reasonably available to it, cash on hand and anticipated net cash flows from operations are and will be sufficient to meet its current and reasonably anticipated liquidity needs on both a near-term and long-term basis (and in any event for the next twelve months) for funds to build homes, run its day-to-day operations, acquire land and capital assets and fund its mortgage operations. There is no assurance, however, that future cash flows will be sufficient to meet the Company’s future capital needs. The amount and types of indebtedness that the Company may incur may be limited by the terms of the indentures and credit or other agreements governing the Company’s senior note obligations, revolving credit facilities and other indebtedness.

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

At September 30, 2005, the Company had approximately $226.0 million of secured indebtedness, (excluding approximately $16.2 million of secured indebtedness of consolidated entities) and approximately

$161.7 million of additional secured indebtedness available to be borrowed under the Company’s credit facilities, as limited by the Company’s borrowing base formulas.

Revolving Credit Facilities

As of September 30, 2005, the Company has four revolving credit facilities which have an aggregate maximum loan commitment of $415.0 million and mature at various dates through 2008. A $125.0 million revolving line of credit “expires” in October 2005. After that date the Company may borrow amounts, subject to applicable borrowing base and concentration limitations, under this facility solely to complete the construction of residences begun prior to such date in approved projects funded by disbursements under this facility. The final maturity date is the earlier of the date upon which the last residence, the construction of which was financed with proceeds of this loan, is sold or the date upon which such last residence is excluded from the borrowing base by the passage of time under this facility. In October 2005, the Company reached an agreement with the lender to decrease the commitment amount to $90.0 million and extend the maturity date to October 2006. The Company expects that these modifications, which are subject to the satisfaction of certain conditions, will become effective in November 2005. A $150.0 million revolving line of credit finally matures in September 2008, although after September 2006, advances under this facility may only be made to complete projects approved on or before such date. The maximum commitment of $150.0 million under this facility is reduced by the aggregate amount of loan commitments under separate project loans issued by the lender or its affiliates to the Company or its affiliates with respect to projects that are not cross-collateralized with the collateral under this credit facility. A $70.0 million revolving line of credit initially “matures” in September 2006. After that date: a) the maximum commitment under this facility reduces at a rate of $8.75 million per quarter beginning with the quarter ending December 31, 2006, with a final maturity date of September 2008, and b) advances may only be used to complete previously approved projects subject to the borrowing base as of the initial maturity date. A $70.0 million revolving line of credit matures in June 2007, although after June 2006, the lender is not required to make advances under this facility. In October 2005, the Company increased the commitment amount to $100.0 million and extended the maturity date to June 2008, although the lender would not be required to make advances after June 2007. After giving effect to the changes to the maximum loan commitment of two of the four revolving credit facilities described above, the Company’s aggregate maximum loan commitment under the four revolving credit facilities is currently $410.0 million.

Availability under each credit facility is subject not only to the maximum amount committed under the respective facility, but also to both various borrowing base and concentration limitations. The borrowing base limits lender advances to certain agreed percentages of asset value. The allowed percentage generally increases as the asset progresses from land under development to residence subject to contract of sale. Advances for each type of collateral become due in whole or in part, subject to possible re-borrowing, and/or the collateral becomes excluded from the borrowing base, after a specified period or earlier upon sale. Concentration limitations further restrict availability under the credit facilities. The effect of these borrowing base and concentration limitations essentially is to mandate minimum levels of the Company’s investment in a project, with higher percentages of investment required at earlier phases of a project, and with greater absolute dollar amounts of investment required as a project progresses. Each revolving credit facility is secured by deeds of trust on the real property and improvements thereon owned by the Company in the subdivision project(s) approved by the respective lender, as well as pledges of all net sale proceeds, related contracts and other ancillary property. Also, each credit facility includes financial covenants, which may limit the amount that may be borrowed thereunder. Outstanding advances bear interest at various rates, which approximate the prime rate. As of September 30, 2005, $200.5 million was outstanding under these credit facilities, with a weighted-average interest rate of 6.564%, and the undrawn availability was $161.7 million as limited by the borrowing base formulas. Interest on the revolving credit facilities is calculated on the average, outstanding daily balance and is paid following the end of each month. During the three and nine months ended September 30, 2005, the Company borrowed $346.4 million and $813.2 million, respectively and repaid $226.6 million and $612.4 million, respectively under these facilities. The maximum amount outstanding was $200.5 million and the weighted average borrowings were $109.5 million during the nine months ended September 30, 2005. Interest incurred on the revolving credit facilities for the three and nine months ended September 30, 2005 was $2.5 million and $5.2 million, respectively. Delaware Lyon has guaranteed on an unsecured basis California Lyon’s obligations under certain of the revolving credit facilities and has provided an unsecured environmental indemnity in favor of the lender under the $125.0 million bank line of credit. The Company routinely makes borrowings under its revolving credit facilities in the ordinary course of business within the maximum aggregate loan commitment amounts to fund its operations, including its land acquisition and home building activities, and repays such borrowings, as required by the credit facilities, with the net sales proceeds of sales of the real property, including homes, which secure the applicable credit facility.

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

As of and for the period ending September 30, 2005, the Company is in compliance with these covenants.

Construction Notes Payable

At September 30, 2005, the Company had construction notes payable on certain consolidated entities amounting to $16.2 million. The construction notes have various maturity dates and bear interest at rates ranging from prime plus 0.25% to prime plus 0.50% at September 30, 2005. Interest is calculated on the average daily balance and is paid following the end of each month.

Seller Financing

At September 30, 2005, the Company had $11.7 million of notes payable outstanding related to land acquisitions for which seller financing was provided. The seller financing notes are due at various dates through December 2007 and bear interest at rates ranging from 9.0% to 12.0% at September 30, 2005. Interest is calculated on the average principal balance outstanding and is accrued and paid when the financing is repaid.

Revolving Mortgage Warehouse Credit Facilities

The Company, through its mortgage subsidiary and one of its unconsolidated joint ventures, has entered into two revolving mortgage warehouse credit facilities with banks to fund its mortgage origination operations. The original credit facility, which matures in May 2006, provides for revolving loans of up to $30.0 million outstanding, $20.0 million of which is committed (lender obligated to lend if stated conditions are satisfied) and $10.0 million is not committed (lender advances are optional even if stated conditions are otherwise satisfied). However, as in the past the Company expects the maturity to be extended by the lender at each maturity date for an additional year. In August 2003, the Company’s mortgage subsidiary and one of its unconsolidated joint ventures entered into an additional $10.0 million credit facility which matures in November 2005. However, as in the past the Company expects the maturity to be extended by the lender at each maturity date for an additional year. Mortgage loans are generally held for a short period of time and are typically sold to investors within 7 to 15 days following funding. The facilities are secured by substantially all of the assets of each of the borrowers, including the mortgage loans held for sale, all rights of each of the borrowers with respect to contractual obligations of third party investors to purchase such mortgage loans, and all proceeds of sale of such mortgage loans. The facilities, which have LIBOR based pricing, also contain certain financial covenants requiring the borrowers to maintain minimum tangible net worth, leverage, profitability and liquidity. These facilities are non-recourse and are not guaranteed by the Company. At September 30, 2005 the outstanding balance under these facilities was $13.8 million.

Land Banking Arrangements

The Company enters into purchase agreements with various land sellers. In some instances, and as a method of acquiring land in staged takedowns, thereby minimizing the use of funds from the Company’s revolving credit facilities and other corporate financing sources and limiting the Company’s risk, the Company transfers its right in such purchase agreements to entities owned by third parties (land banking arrangements). These entities use equity contributions and/or incur debt to finance the acquisition and development of the lots. The entities grant the Company an option to acquire lots in staged takedowns. In consideration for this option, the Company makes a non-refundable deposit equal to 20% or less of the total purchase price. Additionally, the Company may be subject to other penalties if lots are not acquired. The Company is under no obligation to purchase the balance of the lots, but would forfeit remaining deposits and be subject to penalties if the lots were not purchased. The Company does not have legal title to these entities or their assets and has not guaranteed their liabilities. These land banking arrangements help the Company manage the financial and market risk associated with land holdings. The use of these land banking arrangements is dependent on, among other things, the availability of capital to the option provider, general housing market conditions and geographic preferences. As described in Note 2 of “Notes to Consolidated Financial Statements”, Interpretation No. 46, requires the consolidation of the assets, liabilities and operations of three of the Company’s land banking arrangements including, as of September 30, 2005, real estate inventories of $75.8 million. The Company participates in two land banking arrangements, which are not VIEs in accordance with Interpretation No. 46, and are not consolidated as of September 30, 2005. The deposits and penalties related to the two land banking projects have been recorded in the accompanying consolidated balance sheet. Summary information with respect to the Company’s consolidated and unconsolidated land banking arrangements is as follows as of September 30, 2005 (dollars in thousands):

	Consolidated	Unconsolidated
Total number of land banking projects	3	2

Total number of lots	267	613

Total purchase price	$84,085	$94,070

Balance of lots still under option and not purchased:
Number of lots	264	198

Purchase price	$75,798	$44,770

Forfeited deposits and penalties if lots were not purchased	$8,290	$12,156

Joint Venture Financing

The Company and certain of its subsidiaries are general partners or members in joint ventures involved in the development and sale of residential projects. As described more fully in “Recently Issued Accounting Standards”, in accordance with Interpretation No. 46 certain joint ventures have been determined to be variable interest entities in which the Company is considered the primary beneficiary. Accordingly, the assets, liabilities and operations of these joint ventures have been consolidated with the Company’s financial statements. The financial statements of joint ventures in which the Company is not considered the primary beneficiary are not consolidated with the Company’s financial statements. The Company’s investments in unconsolidated joint ventures are accounted for using the equity method because the Company has a 50% or less voting or economic interest (and thus such joint ventures are not controlled by the Company). Income allocations and cash distributions to the Company from the unconsolidated joint ventures are based on predetermined formulas between the Company and its joint venture partners as specified in the applicable partnership or operating agreements. The Company generally receives, after partners’ priority returns and returns of partners’ capital, approximately 50% of the profits and cash flows from joint ventures. See Note 2 of “Notes to Consolidated Financial Statements” for condensed combined financial information for the joint ventures whose financial statements have been consolidated with the Company’s financial statements. See Note 3 of “Notes to

Consolidated Financial Statements” for condensed combined financial information for the unconsolidated joint ventures. Based upon current estimates, substantially all future development and construction costs incurred by the joint ventures will be funded by the venture partners or from the proceeds of construction financing obtained by the joint ventures.

As of September 30, 2005, the Company’s investment in and advances to unconsolidated joint ventures was $0.5 million and the venture partners’ investment in such joint ventures was $0.3 million. As of September 30, 2005, these joint ventures had obtained financing from construction lenders which amounted to $25.5 million of outstanding indebtedness.

During the year ended December 31, 2002, one of the Company’s joint ventures (“Existing Venture”) was restructured such that the Company was required to purchase the 538 lots owned by the Existing Venture on a specified takedown basis through October 15, 2003 at a purchase price equal to the future cost of such lots including a 20% preferred return on invested capital to the outside partner of the Existing Venture. During the year ended December 31, 2002, the first 242 lots were purchased from the Existing Venture for $64.5 million, which includes a $12.5 million preferred return to the outside partner of the Existing Venture. The 242 lots were purchased by a newly formed joint venture (“New Venture”) between the Company and an outside partner. The Company was required to and did purchase the 242 lots owned by the New Venture on a specified takedown basis through May 15, 2004 at a purchase price equal to $74.2 million plus a 13 1/2% preferred return on invested capital to the outside partner of the New Venture. Because the Company is required to purchase the lots owned by both the Existing Venture and the New Venture, and the Company now controls both ventures, the financial statements of both ventures have been consolidated with the Company’s financial statements. During the year ended December 31, 2002, an additional 44 lots were purchased from the Existing Venture for $19.8 million, which includes a $4.0 million preferred return to the outside partner of the Existing Venture. The 44 lots were purchased through a land banking arrangement. During the year ended December 31, 2003, an additional 219 lots were purchased from the Existing Venture for $74.9 million, which included a $21.7 million preferred return to the outside partner of the Existing Venture. These purchases included (i) 172 lots which were purchased from the Existing Venture under a land banking arrangement (see Note 2) for $56.6 million, which included a $16.4 million preferred return to the outside partner of the Existing Venture and (2) 47 lots which were purchased by the New Venture from the Existing Venture for $18.3 million, which included a $5.3 million preferred return to the outside partner of the Existing Venture. During the year ended December 31, 2002, the Company purchased 15 lots from the New Venture for $5,135,000, all of which was paid to the outside partner as a return of capital. During the year ended December 31, 2003, the Company purchased 175 lots from the New Venture for $54.5 million, all of which was paid to the outside partner as a return of capital. During the year ended December 31, 2004, the Company purchased 99 lots from the New Venture for $34.3 million. During the three and nine months ended September 30, 2005 no lots were purchased by the Company from the New Venture. During the three and nine months ended September 30, 2004, the Company purchased 15 and 88 lots, respectively from the New Venture for $6.1 million and $28.5 million, respectively. The intercompany sales and related profits have been eliminated in consolidation.

During the year ended December 31, 2003, California Lyon and two unaffiliated parties formed a series of limited liability companies (“Development LLCs”) for the purpose of acquiring three parcels of land totaling 236 acres in Irvine and Tustin, California (formerly part of the Tustin Marine Corps Air Station) and developing the land into 1,910 residential homesites. As of September 30, 2005, the Development LLCs sold substantially all of the lots. California Lyon was required under certain specific conditions to purchase approximately one half in value of the lots and during the three and nine months ended September 30, 2005, California Lyon purchased 664 and 829 lots from the Development LLCs for a purchase price of $147.4 million and $183.6 million, respectively, of which 165 and 267 lots were purchased through three land banking arrangements for a purchase price of $58.4 million and $84.1 million, respectively (see Note 2 of “Notes to Consolidated Financial Statements” for additional information regarding the Company’s land banking arrangements). California Lyon has a 12 1/2% indirect, minority interest in the Development LLCs and during the three and nine months ended September 30, 2005 earned income of $9.1 million and $9.8 million from the sale of lots by the Development

LLCs of which $4.5 million and $5.1 million, respectively, of income was deferred as a reduction to the basis of lots purchased by California Lyon and will be recognized when the lots are sold to third parties.

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

Cash Flows — Comparison of Nine Months Ended September 30, 2005 to Nine Months Ended September 30, 2004

Net cash used in operating activities increased to $273.9 million in the 2005 period from $158.5 million in the 2004 period. The change was primarily as a result of (i) increased expenditures in real estate inventories to $399.4 million in the 2005 period from $321.0 million in the 2004 period, (ii) an increase in net changes in accrued expenses to $86.5 million in the 2005 period from $53.2 million in the 2004 period, due to an increase in bonuses and income taxes paid in the 2005 period compared to the 2004 period and (iii) an increase in net income. The successful issuance of the 10 3/4% Senior Notes in 2003 and the 7 1/2% Senior Notes and 7 5/8% Senior Notes in 2004, offset by the repayment of the 12 1/2% Senior Notes (as described in financing activities below), provided the Company with increased financial resources. The risks inherent in purchasing and developing land increase as consumer demand for housing decreases. Thus, the Company may have bought and developed land on which it cannot profitably build and sell homes. The market value of land, building lots and housing inventories can fluctuate significantly as a result of changing market conditions. In addition, inventory carrying costs can be significant and can result in losses in a poorly performing project or market. In the event of significant changes in economic or market conditions, the Company may have to sell homes at significantly lower margins or at a loss.

Net cash provided by (used in) investing activities changed to a source of $17.1 million in the 2005 period from a use of $14.5 million in the 2004 period. The change was primarily as a result of (i) a decrease in net cash paid to investments in unconsolidated joint ventures to $1.2 million in the 2005 period from $8.2 million in the 2004 period, (ii) an increase in distributions of capital from unconsolidated joint ventures to $20.4 million in the 2005 period from $11.1 million in the 2004 period and (iii) a decrease in cash paid for property and equipment to $2.1 million in the 2005 period from $17.4 million in the 2004 period due to the purchase of an aircraft in the 2004 period.

Net cash provided by financing activities increased to $194.1 million in the 2005 period from $189.0 million in the 2004 period, primarily as a result of (i) the issuance of the 7 1/2% Senior Notes during the 2004 period, (ii) minority interest contributions of $16.6 million in the 2005 period compared to minority interest distributions of $21.9 million in the 2004 period and (iii) an increase in net borrowings on notes payable to $177.2 million in the 2005 period from $62.4 million in the 2004 period.

Off-Balance Sheet Arrangements

The Company enters into certain off-balance sheet arrangements including joint venture financing, option arrangements, land banking arrangements and variable interests in consolidated and unconsolidated entities. These arrangements are more fully described above and in Notes 2, 3 and 7 to Consolidated Financial Statements. In addition, the Company is party to certain contractual obligations, including land purchases and project commitments, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as amended.

Description of Projects

The Company’s homebuilding projects usually take two to five years to develop. The following table presents project information relating to each of the Company’s homebuilding divisions.

Project (County) Product	Year of First Delivery	Estimated Number of Homes at Completion(1)	Units Closed as of September 30, 2005	Backlog at September 30, 2005(2)(3)	Lots Owned as of September 30, 2005	Homes Closed for the Nine Months Ended September 30, 2005	Sales Price Range(5)

SOUTHERN CALIFORNIA
Wholly-Owned:
Orange County
Mirador at Talega, San Clemente	2004	76	45	31	31	25	$1,115,000—1,270,000
Walden Park, Ladera Ranch	2004	109	96	13	13	13	$650,000—680,000
Ambridge at Quail Hill, Irvine	2004	128	96	32	32	35	$500,000—570,000
Lombard Court, Irvine	2005	150	24	92	126	24	$438,000—633,000
Garland Park, Irvine	2005	166	32	74	107	32	$563,000—699,000
Altamura at Nellie Gail Ranch, Laguna Hills	2003	52	52	0	0	4	$1,975,000—2,000,000
Seacove at the Waterfront, Huntington Beach	2004	106	58	48	48	33	$802,000—995,000
Floralisa, San Juan Capistrano	2005	80	0	37	80	0	$1,290,000—1,410,000
Estrella Rosa, San Juan Capistrano	2006	40	0	4	40	0	$1,600,000—1,700,000
Amarante II, Ladera Ranch	2006	18	0	7	18	0	$1,056,000—1,140,000
Bellataire II, Ladera Ranch	2006	23	0	11	23	0	$1,195,000—1,230,000
Tamarisk, Irvine	2005	113	0	72	95	0	$524,000—573,000
Columbus Grove, Irvine:
Lantana	2006	102	0	12	102	0	$930,000—1,010,000
Kensington	2006	63	0	0	63	0	$735,000—870,000
Clarendon	2007	102	0	0	102	0	$289,000—714,000
Astoria	2007	98	0	0	98	0	$1,015,000—1,185,000
Mirabella	2007	60	0	0	60	0	$723,000—858,000
Cambridge Lane	2007	156	0	0	156	0	$396,000—457,000
Ainsley Park	2007	84	0	0	84	0	$644,000—719,000
Ciara	2007	67	0	0	67	0	$1,210,000—1,560,000
Verandas	2007	97	0	0	97	0	$729,000—847,000
Los Angeles County
Meridian Hills, Moorpark:
Ashford	2006	113	0	0	113	0	$806,000—1,015,000
Marquis	2006	135	0	0	135	0	$895,000—1,129,000
Brighton (Affordable)	2007	17	0	0	17	0	$105,000—272,000
Riverside County
Heartland, North Corona
Homestead	2005	109	0	66	109	0	$590,000—650,000
Bounty II	2005	39	5	34	34	5	$457,000—505,000
Almont	2006	91	0	15	91	0	$465,000—530,000
Vander Stelt, Corona	2007	309	0	0	122	0	$575,000—675,000
Kasbergen/Serafina, North Corona	2007	314	0	0	314	0	$306,000—406,000
San Bernardino County
The Peaks at Citrus Heights, Fontana	2005	150	17	85	133	17	$605,000—665,000

Total Wholly-Owned		3,167	425	633	2,510	188

Joint Ventures:
Orange County
Amarante, Ladera Ranch	2005	53	24	24	29	24	$880,000—1,060,000
Bellataire, Ladera Ranch	2005	52	22	20	30	22	$1,180,000—1,220,000
Los Angeles County
Oakmont at Westridge, Valencia	2003	87	87	0	0	2	$1,030,000—1,140,000
Creekside, Valencia	2004	141	141	0	0	28	$385,000—478,000
Riverside County
Discovery, North Corona	2004	172	157	15	15	38	$417,000—464,000
Bounty, North Corona	2003	167	156	11	11	8	$460,000—510,000

Total Joint Ventures.		672	587	70	85	122

SOUTHERN CALIFORNIA REGION COMBINED TOTAL		3,839	1,012	703	2,595	310

Project (County) Product	Year of First Delivery	Estimated Number of Homes at Completion(1)	Units Closed as of September 30, 2005	Backlog at September 30, 2005(2)(3)	Lots Owned as of September 30, 2005	Homes Closed for the Nine Months Ended September 30, 2005	Sales Price Range(5)

NORTHERN CALIFORNIA
Wholly-Owned:
San Joaquin County
Ironwood II, Lathrop	2003	88	85	0	3	0	$276,000—317,000
Ironwood III, Lathrop	2005	109	38	36	71	38	$487,000—544,000
Seasons, Stockton	2005	145	48	57	97	48	$513,000—588,000
Contra Costa County
Seagate at Bayside, Hercules	2005	96	5	43	91	5	$594,000—727,000
Wavecrest at Bayside, Hercules	2005	76	10	43	66	10	$709,000—756,000
Rivergate Laurels, Antioch	2005	72	44	30	28	44	$538,000—648,000
Rivergate II, Antioch	2006	95	0	0	95	0	$538,000—648,000
Placer County
Twin Oaks at Whitney Ranch, Rocklin	2006	92	0	0	92	0	$584,000—616,000
Sacramento County
Verona at Anatolia, Rancho Cordova	2005	79	0	17	79	0	$460,000—505,000
Santa Clara County
Baton Rouge, San Jose	2005	91	15	41	76	15	$589,000—654,000
The Ranch at Silver Creek, San Jose:
Provance	2003	95	93	2	2	26	$1,400,000—1,560,000
Portofino	2003	42	42	0	0	2	$1,245,000—1,395,000
Esperanza	2004	74	70	4	4	46	$890,000—1,100,000
Montesa	2004	54	54	0	0	29	$955,000—1,090,000
Hacienda	2004	34	27	7	7	18	$1,785,000—2,070,000
Tesoro	2004	44	44	0	0	22	$805,000—865,000
Stanislaus County
Sonterra at Walker Ranch, Patterson	2003	119	117	2	2	42	$405,000—458,000
Falling Leaf, Modesto	2006	314	0	0	314	0	$390,000—520,000

Total Wholly-Owned		1,719	692	282	1,027	345

Joint Ventures:
Contra Costa County
Heartland, Brentwood	2003	76	76	0	0	3	$444,000—471,000
Gables, Brentwood	2003	99	99	0	0	19	$440,000—499,000
Overlook, Hercules	2003	133	133	0	0	27	$664,000—706,000
Alves Ranch, Pittsburgh	2006	533	0	0	533	0	$326,000—691,000
El Dorado County
Lyon Prima, El Dorado Hills	2001	137	137	0	0	2	$445,000—511,000
Placer County
Pinehurst at Morgan Creek	2003	117	114	3	3	54	$619,000—711,000
Cypress at Morgan Creek	2003	73	73	0	0	17	$521,000—581,000
Shady Lane at Whitney Ranch, Rocklin	2006	96	0	0	96	0	$452,000—462,000
Sacramento County
Big Horn, Elk Grove Plaza Walk	2005	106	0	24	106	0	$353,000—413,000
Gallery Walk	2005	149	0	33	149	0	$167,000—349,000

Total Joint Ventures.		1,519	632	60	887	122

NORTHERN CALIFORNIA REGION COMBINED TOTAL		3,238	1,324	342	1,914	467

Project (County) Product	Year of First Delivery	Estimated Number of Homes at Completion(1)	Units Closed as of September 30, 2005	Backlog at September 30, 2005(2)(3)	Lots Owned as of September 30, 2005	Homes Closed for the Nine Months Ended September 30, 2005	Sales Price Range(5)

SAN DIEGO
Wholly-Owned:
Riverside County
Bridle Creek, Corona	2003	274	134	35	140	50	$648,000—740,000
Sedona, Murietta	2003	144	144	0	0	8	$472,000—559,000
Sequoia at Wolf Creek, Temecula	2005	125	0	23	125	0	$399,000—433,000
Savannah at Harveston Ranch, Temecula	2005	162	0	25	162	0	$326,000—378,000
San Bernardino County
Chapman Heights, Yucaipa:
Braeburn	2005	113	0	30	48	0	$559,000—599,000
Crofton	2005	140	0	42	88	0	$427,000—456,000
Westland	2005	79	0	32	62	0	$489,000—516,000
Vista Bella	2006	108	0	0	108	0	$232,000—259,000
Redcort	2006	90	0	0	90	0	$270,000—295,000
San Diego County
Promenade North, San Diego	2006	137	0	0	137	0	$421,000—494,000
Sonora Ridge, Chula Vista	2003	172	172	0	0	1	$453,000—493,000
Alcala at Del Sur, San Diego	2005	83	0	0	19	0	$755,000—770,000

Total Wholly-Owned		1,627	450	187	979	59

Joint Ventures:
Riverside County
Cabrillo at Montecito Ranch, Corona	2004	83	83	0	0	1	$597,000—629,000
San Diego County
Ravenna, San Diego	2005	199	0	97	199	0	$476,000—516,000
Amante, San Diego	2005	127	10	55	117	10	$567,000—643,000
Boardwalk, San Diego	2004	90	90	0	0	54	$522,000—605,000
Treviso, San Diego	2005	186	0	37	186	0	$391,000—516,000
Belleza at San Miguel Village, Chula Vista	2005	195	33	89	162	33	$363,000—442,000

Total Joint Ventures		880	216	278	664	98

SAN DIEGO REGION COMBINED TOTAL		2,507	666	465	1,643	157

Project (County) Product	Year of First Delivery	Estimated Number of Homes at Completion(1)	Units Closed as of September 30, 2005	Backlog at September 30, 2005(2)(3)	Lots Owned as of September 30, 2005	Homes Closed for the Nine Months Ended September 30, 2005	Sales Price Range(5)

ARIZONA
Wholly-Owned:
Maricopa County
Mesquite Grove—Estates, Chandler	2001	93	93	0	0	2	$301,000—338,000
Gateway Crossing, Gilbert
Oakcrest	2003	236	232	3	4	58	$202,000—247,000
Woodridge	2003	165	163	2	2	71	$258,000—279,000
Sonoran Foothills, Phoenix
Desert Crown	2004	124	53	61	71	51	$441,000—544,000
Desert Sierra	2004	212	69	134	143	60	$247,000—305,000
Copper Canyon Ranch, Surprise
Rancho Vistas	2004	212	177	30	35	65	$490,000—600,000
Sunset Point	2004	282	78	151	204	69	$281,000—377,000
El Sendero Hills	2004	188	68	112	120	61	$376,000—469,000
Talavera, Phoenix	2006	134	0	0	134	0	$234,000—298,000
Coldwater Ranch, Maricopa County	2007	590	0	0	590	0	$209,000—277,000
Collin’s Creek, Phoenix	2007	126	0	0	126	0	$220,000—228,000
Rancho Mercado—Inn Suites Phoenix	2009	1,875	0	0	336	0	$205,000—280,000
Lyon’s Gate, Gilbert:
Pride	2006	583	0	1	583	0	$230,000—254,000
Savanna	2006	178	0	5	178	0	$245,000—372,000
Sahara	2006	175	0	0	175	0	$313,000—438,000
Future Products	2007	956	0	0	956	0

Total Wholly-Owned		6,129	933	499	3,657	437

Joint Ventures:
Maricopa County
Hastings Property, Queen Creek	2007	801	0	0	367	0	$240,000—290,000

Total Joint Ventures		801	0	0	367	0

ARIZONA REGION COMBINED TOTAL		6,930	933	499	4,024	437

Project (County) Product	Year of First Delivery	Estimated Number of Homes at Completion(1)	Units Closed as of September 30, 2005	Backlog at September 30, 2005(2)(3)	Lots Owned as of September 30, 2005	Homes Closed for the Nine Months Ended September 30, 2005	Sales Price Range(5)

NEVADA
Wholly-Owned:
Clark County
Summerlin, Las Vegas
Vista Verde	2003	122	122	0	0	23	$410,000—473,000
Miraleste	2003	122	122	0	0	18	$551,000—594,000
Granada	2004	144	91	17	53	41	$444,000—509,000
The Lyon Collection	2005	60	12	34	48	12	$610,000—645,000
Kingwood	2006	100	0	0	43	0	$406,000—486,000
North Las Vegas
The Classics	2003	227	220	1	7	42	$290,000—315,000
The Springs	2003	209	198	9	11	51	$262,000—311,000
The Estates	2003	176	176	0	0	53	$318,000—352,000
The Cottages	2004	360	187	26	173	66	$229,000—259,000
La Tierra	2006	67	0	0	67	0	$305,000—335,000
Carson Ranch
West Series I	2005	71	27	31	62	27	$395,000—430,000
West Series II	2005	59	0	1	41	0	$442,000—497,000
East Series I	2007	57	0	0	57	0	$457,000—504,000
East Series II	2006	104	0	0	104	0	$395,000—430,000
West Park
Villas	2006	191	0	0	191	0	$363,000—405,000
Courtyards	2006	113	0	0	113	0	$395,000—445,000
Tropical & Jones, Las Vegas	2006	50	0	0	50	0	$395,000—430,000
1/2 Acre Assemblage, Las Vegas	2007	140	0	0	33	0	$593,000—661,000
Mountain Falls, Pahrump:
Cascata	2005	147	0	71	147	0	$197,000—219,000
Tramonto	2005	212	24	61	188	24	$248,000—283,000
Bella Sera	2005	129	0	39	129	0	$307,000—346,000

NEVADA REGION TOTAL		2,860	1,179	290	1,517	357

GRAND TOTALS:
Wholly-Owned		15,502	3,679	1,891	9,690	1,386
Joint Ventures		3,872	1,435	408	2,003	342

		19,374	5,114	2,299	11,693	1,728

(1)	The estimated number of homes to be built at completion is subject to change, and there can be no assurance that the Company will build these homes.
(2)	Backlog consists of homes sold under sales contracts that have not yet closed, and there can be no assurance that closings of sold homes will occur.
(3)	Of the total homes subject to pending sales contracts as of September 30, 2005, 2,162 represent homes completed or under construction and 136 represent homes not yet under construction.
(4)	Lots owned as of September 30, 2005 include lots in backlog at September 30, 2005.
(5)	Sales price range reflects base price only and excludes any lot premium, buyer incentive and buyer selected options, which vary from project to project.

Net Operating Loss Carryforwards

At December 31, 2004, the Company has unused recognized built-in losses in the amount of $27.2 million which are available to offset future income and expire between 2009 and 2011. The utilization of these losses is limited to $3.9 million of taxable income per year; however, any unused losses in any year may be carried forward for utilization in future years through 2011. The Company’s ability to utilize the foregoing tax benefits will depend upon the amount of its future taxable income and may be limited under certain circumstances.

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

Proposed Transaction

On April 26, 2005, General William Lyon announced that he was proposing to acquire the outstanding publicly held minority interest in the Company’s common stock for $82 per share in cash. General Lyon stated that this transaction would be contingent upon approval by the Board of Directors or a duly appointed special committee of the Board of Directors. The Board of Directors subsequently formed a special committee of independent directors to consider General Lyon’s proposal with the assistance of outside financial and legal advisors which the special committee retained. On June 20, 2005, the special committee announced that it had determined that the proposal by General Lyon was inadequate. On June 28, 2005, General Lyon announced that he was withdrawing his proposal. On July 25, 2005, the Company announced that its Board of Directors had disbanded the special committee. On July 25, 2005, General Lyon announced that he was discontinuing his efforts at that time to take the Company private. In connection with the special committee’s consideration of this proposed transaction, the Company has incurred approximately $2.2 million in financial advisory and legal expenses which are reflected as a charge in the Company’s results of operations for the nine month period ended September 30, 2005.

Effective August 5, 2005, General James Dalton, William McFarland, Michael Meyer and Randolph Westerfield resigned from the Board of Directors of the Company. These directors were all independent directors of the Company who served on the Special Committee of the Board of Directors that had been created to evaluate the offer made by General Lyon. Additional information regarding the director resignations, including the effect of such resignations on the Company’s compliance with the listing requirements of the New York Stock Exchange (the “NYSE”), is contained in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 5, 2005. See “Subsequent Events”.

Subsequent Events

On October 17, 2005, the Board of Directors of the Company appointed three new independent directors to the Board of Directors: Harold H. Greene, Gary H. Hunt and Arthur B. Laffer. Additional information regarding these new directors is contained in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 21, 2005. The Board of Directors currently consists of eight directors, four of whom the Board of Directors has determined satisfy the NYSE’s requirements for independence. As a result of these appointments and the associated Board committee assignments, the Company has regained compliance with the audit committee requirements of the NYSE. The Board of Directors of the Company expects to appoint another independent director as promptly as practicable in order to bring the Company into compliance with the NYSE’s board requirements so that the listing of the Company’s common stock will not be affected.

See “Part II — Item 1. Legal Proceedings” for information on certain lawsuits which have been filed relating to General Lyon’s proposal.

Critical Accounting Polices

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and costs and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those which impact its most critical accounting policies. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as amended, the Company’s most critical accounting policies are real estate inventories and cost of sales; impairment of real estate inventories; sales and profit recognition; and variable interest entities. Since December 31, 2004, there have been no changes in the Company’s most critical accounting policies and no material changes in the assumptions and estimates used by management.

Recently Issued Accounting Standards

On June 29, 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-05”). The scope of EITF 04-05 is limited to limited partnerships or similar entities (such as limited liability companies that have governing provisions that are the functional equivalent of a limited partnership) that are not variable interest entities under Interpretation No. 46 and provides a new framework for addressing when a general partner in a limited partnership, or managing member in the case of a limited liability company, controls the entity. Under EITF 04-05, the Company may be required to consolidate certain investments in which the Company holds a general partner or managing member interest. EITF 04-05 is effective after June 29, 2005 for new entities formed after such date and for existing entities for which the agreements are subsequently modified and is effective for the Company’s fiscal year beginning January 1, 2006 for all other entities. The adoption of EITF 04-05 did not have any impact on the Company’s financial statements as of September 30, 2005. The Company has not yet determined the anticipated impact of adopting EITF 04-05 for arrangements existing at June 29, 2005. However, EITF 04-05 may require the consolidation of the assets, liabilities and operations of certain of the Company’s homebuilding and land development joint ventures. Since the Company already recognizes its proportionate share of joint venture earnings and losses under the equity method of accounting, the adoption of EITF 04-05 will not impact the Company’s consolidated net income.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as amended, includes detailed disclosure about quantitative and qualitative disclosures about market risk. Quantitative and qualitative disclosures about market risk have not materially changed since December 31, 2004.

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

WILLIAM LYON HOMES

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings

Five purported class action lawsuits have been filed in the Court of Chancery of the State of Delaware in and for New Castle County, purportedly on behalf of the public stockholders of the Company, challenging the proposal made by General William Lyon to acquire the outstanding publicly held minority interest in the Company’s common stock for $82 per share in cash (the “Proposed Transaction”) and challenging related actions of the Company and the directors of the Company. Eastside Investors, LLP v. William Lyon Homes, et al., Civil Action No. 1301-N was filed on April 27, 2005; Donald Lamuth v. William Lyon et al., Civil Action No. 1304-N and Stephen L. Brown v. William Lyon Homes, et al., Civil Action No. 1307-N were filed on April 28, 2005; Michael Crady v. William Lyon Homes, et al., Civil Action No. 1311-N was filed on May 2, 2005; and Anthony A. D’Amato v. William Lyon, et al., Civil Action No. 1323-N was filed on May 6, 2005 (collectively, the “Delaware Complaints”). The Delaware Complaints name the Company and the directors of the Company as defendants. These complaints allege, among other things, that the defendants have breached their fiduciary duties owed to the plaintiffs in connection with the Proposed Transaction and other related corporate activities. The plaintiffs are seeking to enjoin the Proposed Transaction and, among other things, to obtain damages, attorneys’ fees and expenses related to the litigation. On May 9, 2005, the Delaware Complaints were consolidated into a single case entitled In re: William Lyon Homes Shareholder Litigation, Civil Action No. 1311-N (the “Consolidated Delaware Action”). On May 20, 2005, a class was certified in the Consolidated Delaware Action. On November 9, 2005, the Consolidated Delaware Action was dismissed without prejudice.

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

Items 2, 3, 4 and 5.

Not applicable.

Item 6.    Exhibits

Exhibit No.	Description

10.1	Adjustment of Salary of Douglas F. Bauer

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

WILLIAM LYON HOMES

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAM LYON HOMES Registrant

Date: November 9, 2005	By:	/s/ MICHAEL D. GRUBBS
MICHAEL D. GRUBBS Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: November 9, 2005	By:	/s/ W. DOUGLASS HARRIS
W. DOUGLASS HARRIS Vice President, Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Adjustment of Salary of Douglas F. Bauer

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002