Form 10-K
period 2005-12-31
WILLIAM LYON HOMES
filed 2006-03-14
CIK 1095996

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes  ☐  No  ☒

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒  NO  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                        Accelerated filer  ☒                    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2005 was $412,592,358. (This calculation assumes that all officers and directors of the Company are affiliates.)

The number of shares of Common Stock outstanding as of February 28, 2006 was 8,652,067.

DOCUMENTS INCORPORATED BY REFERENCE

None

WILLIAM LYON HOMES

i

PART I

Item 1.    Business

General

William Lyon Homes, a Delaware corporation, and subsidiaries (the “Company”) are primarily engaged in the design, construction and sale of single family detached and attached homes in California, Arizona and Nevada. Since the founding of the Company’s predecessor in 1956, the Company and its joint ventures have sold over 65,000 homes. The Company conducts its homebuilding operations through five geographic divisions (Southern California, Northern California, San Diego, California, Arizona and Nevada). For 2005, approximately 63% of the home closings of the Company and its joint ventures were derived from its California operations. For the year ended December 31, 2005, on a consolidated basis the Company had revenues from home sales of $1.745 billion and delivered 3,196 homes, which includes $406.9 million of revenue and 688 delivered homes from consolidated joint ventures (see Note 2 of “Notes to Consolidated Financial Statements”).

The Company designs, constructs and sells a wide range of homes designed to meet the specific needs of each of its markets, although it primarily emphasizes sales to the entry-level and move-up home buyer markets. At December 31, 2005, the Company marketed its homes through 44 sales locations in both its wholly-owned projects and projects being developed in consolidated joint ventures. In 2005, the average sales price for consolidated homes delivered was $546,000. Base sales prices for actively selling projects in 2005 ranged from $197,000 to $2,070,000.

As of December 31, 2005, the Company and its consolidated joint ventures owned approximately 11,518 lots and had options to purchase an additional 15,071, substantially all of which are entitled. As used in this Annual Report on Form 10-K, “entitled” land has a development agreement and/or vesting tentative map, or a final recorded plat or map from the appropriate county or city government. Development agreements and vesting tentative maps generally provide for the right to develop the land in accordance with the provisions of the development agreement or vesting tentative map unless an issue arises concerning health, safety or general welfare. The Company’s sources of developed lots for its homebuilding operations are (1) development of master-planned communities, primarily through both consolidated and unconsolidated joint ventures at the current time, and (2) purchase of smaller projects with shorter life cycles (merchant homebuilding). The Company estimates that its current inventory of lots owned and controlled is adequate to supply its homebuilding operations at current operating levels for approximately 6 years.

The Company and certain of its subsidiaries are general partners or members in joint ventures involved in the development and sale of residential projects. As described more fully in “Recently Issued Accounting Standards”, in accordance with Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, as amended (“Interpretation No. 46”), certain joint ventures have been determined to be variable interest entities in which the Company is considered the primary beneficiary. Accordingly, the assets, liabilities and operations of these joint ventures have been consolidated with the Company’s financial statements as of and for the years ended December 31, 2005 and 2004. The financial statements of joint ventures in which the Company is not considered the primary beneficiary are not consolidated with the Company’s financial statements. The Company’s investments in unconsolidated joint ventures are accounted for using the equity method because the Company has a 50% or less voting or economic interest (and thus such joint ventures are not controlled by the Company). Income allocations and cash distributions to the Company from the unconsolidated joint ventures are based on predetermined formulas between the Company and its joint venture partners as specified in the applicable partnership or operating agreements. The Company generally receives, after partners’ priority returns and returns of partners’ capital, approximately 50% of the profits and cash flows from joint ventures. See Note 2 of “Notes to Consolidated Financial Statements” for condensed combined financial information for the joint ventures whose financial statements have been consolidated with the Company’s financial statements. See Note 5 of “Notes to Consolidated Financial Statements” for condensed combined financial information for the unconsolidated joint ventures. Based upon current estimates, substantially all future development and construction costs incurred by the joint ventures will be funded by the venture partners or from the proceeds of construction financing obtained by the joint ventures.

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

The Company had total consolidated revenues from operations of $1.856 billion, $1.822 billion and $897.8 million for the years ended December 31, 2005, 2004 and 2003, respectively. Homes closed by the Company, including its joint ventures, were 3,196, 3,471 and 2,804 for the years ended December 31, 2005, 2004 and 2003, respectively. Including its joint ventures, the Company’s dollar amount of backlog of homes sold but not closed as of December 31, 2005, was $691.6 million, a 11% increase over the $623.6 million as of December 31, 2004. The cancellation rate of buyers who contracted to buy a home but did not close escrow was approximately 16% during 2005 and 17% during 2004.

The Company’s operations are dependent to a significant extent on debt financing and on joint venture financing. The Company’s principal credit sources are its 7 5/8% Senior Notes, 10 3/4% Senior Notes, 7 1/2% Senior Notes, secured revolving credit facilities, seller-provided financing, and land banking transactions. At December 31, 2005, the outstanding principal amount of the 7 5/8% Senior Notes was $150.0 million, the outstanding principal amount of the 10 3/4% Senior Notes was $246.9 million and the outstanding principal amount of the 7 1/2% Senior Notes was $150.0 million. The secured revolving credit facilities are revolving lines of credit with a maximum commitment of $410.0 million at December 31, 2005. However, the credit facilities have limitations on the amounts that can be borrowed at any time based on assets which are included in the credit facilities and the specified borrowings permitted under borrowing base calculations. The secured revolving credit facilities are secured by substantially all of the Company’s assets. At December 31, 2005, the outstanding principal amount under the secured revolving credit facilities was $50.0 million. The Company’s mortgage subsidiary has two revolving credit facilities to fund its mortgage operations, of which an aggregate $47.8 million was outstanding at December 31, 2005. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition and Liquidity” and Note 6 of “Notes to Consolidated Financial Statements” for more information relating to the revolving credit facilities of the Company and its mortgage subsidiary.

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

The Company’s Markets

The Company is currently operating through five geographic divisions: Southern California, Northern California, San Diego, Arizona, and Nevada. Each of the divisions has responsibility for the management of the Company’s homebuilding and development operations within the geographic boundaries of the division.

The following table sets forth sales from real estate operations attributable to each of the Company’s homebuilding divisions during the preceding three fiscal years:

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
Consolidated
Southern California(1)	$574,330	$485,654	$304,190
Northern California(2)	531,390	669,529	181,062
San Diego(3)	276,714	292,927	170,264
Arizona(4)	267,949	132,823	67,402
Nevada(5)	206,000	240,914	165,395

	$1,856,383	$1,821,847	$888,313

Unconsolidated joint ventures
Southern California(1)	$—	$—	$103,020
Northern California(2)	—	—	103,776
San Diego(3)	—	—	118,753
Nevada(5)	26,091	—	—

	$26,091	$—	$325,549

(1)	The Southern California Division consists of operations in the counties of Orange, Los Angeles and Ventura and portions of Riverside and San Bernardino Counties.

(2)	The Northern California Division consists of operations in Contra Costa, El Dorado, Santa Clara, Sacramento, San Joaquin, Placer and Stanislaus Counties.

(3)	The San Diego Division consists of operations in San Diego County and portions of Riverside and San Bernardino Counties.

(4)	The Arizona Division consists of operations in the Phoenix area.

(5)	The Nevada Division consists of operations in the Las Vegas area.

For financial information concerning segments, see the “Consolidated Financial Statements” and Note 1 of “Notes to Consolidated Financial Statements.”

LAND ACQUISITION AND DEVELOPMENT

As of December 31, 2005, the Company and its consolidated joint ventures owned approximately 11,518 lots and had options to purchase an additional 15,071, substantially all of which are entitled.

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

During the year ended December 31, 2003, the Company and two unaffiliated parties formed a series of limited liability companies for the purpose of acquiring three parcels of land totaling 236 acres in Irvine and Tustin, California (formerly part of the Tustin Marine Corps Air Station) and developing the land into 1,910 residential homesites. This unique acquisition is positioned to deliver homes in multiple product segments in what the Company believes is one of the highest demand and supply constrained markets in the country. As of December 31, 2005, the limited liability companies sold substantially all of the lots. The Company was required under certain specific conditions to purchase approximately one-half of the homesites and during the year ended December 31, 2005 the Company purchased 829 lots from the limited liability companies. Homebuilding activities began in 2005 and first deliveries will begin in 2006. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition and Liquidity” and Note 5 of “Notes to Consolidated Financial Statements” for more information relating to this transaction and related financing.

The Company and an unaffiliated party formed a limited liability company for the purpose of acquiring and developing 885 acres of land in Pahrump, Nevada into approximately 2,500 lots for residential homesites. The company has a 50% direct interest in the limited liability company and will purchase approximately one-half of the developed lots. The limited liability company began developing the lots in 2004 and sold approximately 678 lots during the year ended December 31, 2005, of which 488 lots were sold to the Company.

HOMEBUILDING AND MARKET STRATEGY

The Company currently has a wide variety of product lines which enables it to meet the specific needs of each of its markets. Although the Company primarily emphasizes sales to the entry-level and move-up home markets, it believes that this diversified product strategy enables it to best serve a wide range of buyers and adapt quickly to a variety of market conditions. In order to reduce exposure to local market conditions, the Company’s sales locations are geographically dispersed. At December 31, 2005, the Company and its joint ventures had 44 sales locations.

Because the decision as to which product to develop is based on the Company’s assessment of market conditions and the restrictions imposed by government regulations, homestyles and sizes vary from project to project. The Company’s attached housing ranges in size from 1,061 to 3,050 square feet, and the detached housing ranges from 1,123 to 5,859 square feet.

Due to the Company’s product and geographic diversification strategy, the prices of the Company’s homes also vary substantially. Base sales prices for the Company’s attached housing range from approximately $230,000 to $995,000 and base sales prices for detached housing range from approximately $197,000 to $2,070,000. On a consolidated basis, the average sales price of homes closed for the year ended December 31, 2005 was $546,000.

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

Description of Projects and Communities Under Development

The Company’s homebuilding projects usually take two to five years to develop. The following table presents project information relating to each of the Company’s homebuilding divisions as of December 31, 2005 and only includes projects with lots owned as of December 31, 2005, lots consolidated in accordance with Interpretation No. 46 as of December 31, 2005 or homes closed for the year ended December 31, 2005.

Project (County) Product	Year of First Delivery	Estimated Number of Homes at Completion(1)	Units Closed as of December 31, 2005	Backlog at December 31, 2005(2)(3)	Lots Owned as of December 31, 2005(4)	Homes Closed for the Year Ended December 31, 2005	Sales Price Range(5)

SOUTHERN CALIFORNIA
Wholly-Owned:
Orange County
Mirador at Talega, San Clemente	2004	76	53	23	23	33	$1,115,000 - 1,270,000
Walden Park, Ladera Ranch	2004	109	109	0	0	26	$650,000 - 680,000
Ambridge at Quail Hill, Irvine	2004	128	120	8	8	59	$500,000 - 570,000
Lombard Court, Irvine	2005	150	69	60	81	69	$445,000 - 633,000
Garland Park, Irvine	2005	166	100	17	66	100	$566,000 - 702,000
Altamura at Nellie Gail Ranch, Laguna Hills	2003	52	52	0	0	4	$1,975,000 - 2,000,000
Seacove at the Waterfront, Huntington Beach	2004	106	98	8	8	73	$802,000 - 995,000
Floralisa, San Juan Capistrano	2005	80	10	32	70	10	$1,290,000 - 1,410,000
Estrella Rosa, San Juan Capistrano	2006	40	0	9	40	0	$1,600,000 - 1,700,000
Amarante II, Ladera Ranch	2006	18	0	14	18	0	$1,056,000 - 1,140,000
Bellataire II, Ladera Ranch	2006	23	0	22	23	0	$1,195,000 - 1,230,000
Tamarisk, Irvine	2005	113	64	28	49	64	$535,000 - 590,000
Columbus Grove, Irvine:
Lantana (6)	2006	102	0	14	102	0	$900,000 - 1,015,000
Kensington	2006	63	0	0	63	0	$735,000 - 870,000
Clarendon	2007	102	0	0	102	0	$289,000 - 714,000
Astoria (6)	2007	98	0	0	98	0	$1,015,000 - 1,185,000
Mirabella	2007	60	0	0	60	0	$723,000 - 858,000
Cambridge Lane	2007	156	0	0	156	0	$396,000 - 457,000
Ainsley Park	2007	84	0	0	84	0	$644,000 - 719,000
Ciara (6)	2007	67	0	0	67	0	$1,210,000 - 1,560,000
Verandas	2007	97	0	0	97	0	$729,000 - 847,000
Los Angeles County
Meridian Hills, Moorpark:
Ashford	2006	113	0	0	113	0	$806,000 - 1,015,000
Marquis	2006	135	0	0	135	0	$895,000 - 1,129,000
Brighton (Affordable)	2007	17	0	0	17	0	$105,000 - 272,000
Riverside County
Heartland, North Corona
Homestead	2005	109	44	38	65	44	$590,000 - 650,000
Bounty II	2005	39	39	0	0	39	$457,000 - 505,000
Almont	2006	91	0	47	91	0	$487,000 - 555,000
Vander Stelt, Corona	2007	309	0	0	122	0	$575,000 - 675,000
Kasbergen/Serafina, North Corona	2007	314	0	0	314	0	$306,000 - 406,000
San Bernardino County
The Peaks at Citrus Heights, Fontana	2005	150	72	38	78	72	$605,000 - 665,000
Adelina, Fontana (6)	2007	109	0	0	109	0	$340,000 - 400,000

Total Wholly-Owned		3,276	830	358	2,259	593

Joint Ventures:
Orange County
Amarante, Ladera Ranch	2005	53	44	4	9	44	$965,000 - 1,060,000
Bellataire, Ladera Ranch	2005	52	43	8	9	43	$1,220,000 - 1,260,000
Los Angeles County
Oakmont at Westridge, Valencia	2003	87	87	0	0	2	$1,030,000 - 1,140,000
Creekside, Valencia	2004	141	141	0	0	28	$385,000 - 478,000
Riverside County
Discovery, North Corona	2004	172	172	0	0	53	$417,000 - 464,000
Bounty, North Corona	2003	167	167	0	0	19	$460,000 - 510,000

Total Joint Ventures		672	654	12	18	189

SOUTHERN CALIFORNIA REGION COMBINED TOTAL		3,948	1,484	370	2,277	782

Project (County) Product	Year of First Delivery	Estimated Number of Homes at Completion(1)	Units Closed as of December 31, 2005	Backlog at December 31, 2005(2)(3)	Lots Owned as of December 31, 2005(4)	Homes Closed for the Year Ended December 31, 2005	Sales Price Range(5)

NORTHERN CALIFORNIA
Wholly-Owned:
San Joaquin County
Ironwood II, Lathrop	2003	88	85	0	3	0	$276,000 - 317,000
Ironwood III, Lathrop	2005	109	71	4	38	71	$487,000 - 544,000
Seasons, Stockton	2005	145	83	33	62	83	$553,000 - 613,000
Contra Costa County
Seagate at Bayside, Hercules	2005	96	28	23	68	28	$594,000 - 727,000
Wavecrest at Bayside, Hercules	2005	76	38	27	38	38	$724,000 - 776,000
Rivergate Laurels, Antioch	2005	72	69	17	3	69	$548,000 - 658,000
Rivergate II, Antioch	2006	95	0	0	95	0	$548,000 - 658,000
Placer County
Twin Oaks at Whitney Ranch Rocklin	2006	92	0	0	92	0	$584,000 - 616,000
Sacramento County
Verona at Anatolia, Rancho Cordova	2005	79	9	13	70	9	$460,000 - 505,000
Fair Oaks (6)	2007	189	0	0	189	0	$399,000 - 417,000
Santa Clara County
Baton Rouge, San Jose	2005	91	45	13	46	45	$589,000 - 654,000
The Ranch at Silver Creek, San Jose:
Provance	2003	95	95	0	0	28	$1,400,000 - 1,560,000
Portofino	2003	42	42	0	0	2	$1,245,000 - 1,395,000
Esperanza	2004	74	74	0	0	50	$890,000 - 1,100,000
Montesa	2004	54	54	0	0	29	$955,000 - 1,090,000
Hacienda	2004	34	34	0	0	25	$1,785,000 - 2,070,000
Tesoro	2004	44	44	0	0	22	$805,000 - 865,000
Stanislaus County
Sonterra at Walker Ranch, Patterson	2003	119	119	0	0	44	$405,000 - 458,000
Falling Leaf, Modesto	2006	314	0	0	314	0	$390,000 - 520,000

Total Wholly-Owned		1,908	890	130	1,018	543

Joint Ventures:
Contra Costa County
Heartland, Brentwood	2003	76	76	0	0	3	$444,000 - 471,000
Gables, Brentwood	2003	99	99	0	0	19	$440,000 - 499,000
Overlook, Hercules	2003	133	133	0	0	27	$664,000 - 706,000
Alves Ranch, Pittsburgh	2006	533	0	0	533	0	$326,000 - 691,000
El Dorado County
Lyon Prima, El Dorado Hills	2001	137	137	0	0	2	$445,000 - 511,000
Placer County
Pinehurst at Morgan Creek	2003	117	117	0	0	57	$619,000 - 711,000
Cypress at Morgan Creek	2003	73	73	0	0	17	$521,000 - 581,000
Shady Lane at Whitney Ranch Rocklin	2006	96	0	3	96	0	$438,000 - 448,000
Sacramento County
Big Horn, Elk Grove
Plaza Walk	2005	106	21	7	85	21	$353,000 - 413,000
Gallery Walk	2005	149	28	20	121	28	$230,000 - 355,000

Total Joint Ventures		1,519	684	30	835	174

NORTHERN CALIFORNIA REGION COMBINED TOTAL		3,427	1,574	160	1,853	717

Project (County) Product	Year of First Delivery	Estimated Number of Homes at Completion(1)	Units Closed as of December 31, 2005	Backlog at December 31, 2005(2)(3)	Lots Owned as of December 31, 2005(4)	Homes Closed for the Year Ended December 31, 2005	Sales Price Range(5)

SAN DIEGO
Wholly-Owned:
Riverside County
Bridle Creek, Corona	2003	274	172	2	102	88	$648,000 - 740,000
Sedona, Murietta	2003	144	144	0	0	8	$472,000 - 559,000
Sequoia at Wolf Creek, Temecula	2005	125	14	17	111	14	$389,000 - 438,000
Savannah at Harveston Ranch, Temecula	2005	162	0	38	162	0	$326,000 - 378,000
San Bernardino County
Chapman Heights, Yucaipa:
Braeburn	2005	113	19	17	39	19	$559,000 - 599,000
Crofton	2005	140	20	35	90	20	$427,000 - 461,000
Westland	2005	79	29	11	50	29	$489,000 - 518,000
Vista Bella	2006	108	0	0	108	0	$232,000 - 259,000
Redcort	2006	90	0	0	90	0	$270,000 - 295,000
San Diego County
Promenade North, San Diego	2006	137	0	0	137	0	$421,000 - 494,000
Sonora Ridge, Chula Vista	2003	172	172	0	0	1	$453,000 - 493,000
Alcala at Del Sur, San Diego	2005	83	0	0	34	0	$767,000 - 788,000
Maybeck, San Diego	2006	120	0	0	19	0	$800,000 - 845,000
Sunset Cove, San Diego	2006	77	0	0	77	0	$528,000 - 558,000

Total Wholly-Owned		1,824	570	120	1,019	179

Joint Ventures:
Riverside County
Cabrillo at Montecito Ranch, Corona	2004	83	83	0	0	1	$597,000 - 629,000
San Diego County
Ravenna, San Diego	2005	199	48	57	151	48	$480,000 - 524,000
Amante, San Diego	2005	127	65	7	62	65	$568,000 - 644,000
Boardwalk, San Diego	2004	90	90	0	0	54	$522,000 - 605,000
Treviso, San Diego	2005	186	35	13	151	35	$391,000 - 526,000
Belleza at San Miguel Village, Chula Vista	2005	195	122	4	73	122	$366,000 - 445,000

Total Joint Ventures		880	443	81	437	325

SAN DIEGO REGION COMBINED TOTAL		2,704	1,013	201	1,456	504

ARIZONA
Wholly-Owned:
Maricopa County
Mesquite Grove — Estates, Chandler	2001	93	93	0	0	2	$301,000 - 338,000
Gateway Crossing, Gilbert
Oakcrest	2003	236	235	0	1	61	$252,000 - 320,000
Woodridge	2003	165	164	0	1	72	$292,000 - 355,000
Sonoran Foothills, Phoenix
Desert Crown	2004	124	85	30	39	83	$441,000 - 544,000
Desert Sierra	2004	212	121	82	91	112	$249,000 - 307,000
Copper Canyon Ranch, Surprise
Rancho Vistas	2004	212	193	14	19	81	$490,000 - 600,000
Sunset Point	2004	282	131	113	151	122	$282,000 - 379,000
El Sendero Hills	2004	188	102	74	86	95	$377,000 - 470,000
Talavera, Phoenix	2006	134	0	0	134	0	$254,000 - 318,000
Coldwater Ranch, Maricopa County	2007	368	0	0	368	0	$209,000 - 277,000
Collin’s Creek, Phoenix	2007	126	0	0	126	0	$237,000 - 245,000
Rancho Mercado — Inn Suites, Phoenix	2009	1,906	0	0	233	0	$231,000 - 300,000
Lyon’s Gate, Gilbert:
Pride	2006	548	0	27	548	0	$231,000 - 255,000
Savanna	2006	174	0	22	174	0	$248,000 - 374,000
Sahara	2006	169	0	34	169	0	$318,000 - 443,000
Triplex	2007	315	0	0	315	0	$205,000 - 214,000
Acacia	2007	365	0	0	365	0	$250,000 - 360,000
Hanger 190 (6)	2008	807	0	0	807	0	$170,000 - 305,000

Total Wholly-Owned		6,424	1,124	396	3,627	628

Joint Ventures:
Maricopa County
Hastings Property, Queen Creek (6)	2007	822	0	0	822	0	$250,000 - 300,000

Total Joint Ventures		822	0	0	822	0

ARIZONA REGION TOTAL		7,246	1,124	396	4,449	628

Project (County) Product	Year of First Delivery	Estimated Number of Homes at Completion(1)	Units Closed as of December 31, 2005	Backlog at December 31, 2005(2)(3)	Lots Owned as of December 31, 2005(4)	Homes Closed for the Year Ended December 31, 2005	Sales Price Range(5)

NEVADA
Wholly-Owned:
Clark County
Summerlin, Las Vegas
Vista Verde	2003	122	122	0	0	23	$410,000 - 473,000
Miraleste	2003	122	122	0	0	18	$551,000 - 594,000
Granada	2004	144	105	10	39	55	$444,000 - 509,000
The Lyon Collection	2005	60	33	18	27	33	$610,000 - 645,000
Kingwood	2006	100	0	0	43	0	$415,000 - 495,000
North Las Vegas
The Classics	2003	227	220	1	7	42	$290,000 - 315,000
The Springs	2003	209	209	0	0	62	$262,000 - 311,000
The Estates	2003	176	176	0	0	53	$318,000 - 352,000
The Cottages	2004	360	209	22	151	88	$229,000 - 259,000
La Tierra	2006	67	0	3	67	0	$305,000 - 335,000
Goldfield	2006	134	0	0	125	0	$301,000 - 326,000
Carson Ranch, Las Vegas
West Series I	2005	71	42	20	29	42	$395,000 - 430,000
West Series II	2005	59	1	3	58	1	$449,000 - 504,000
East Series I	2007	57	0	1	57	0	$395,000 - 430,000
East Series II	2006	104	0	0	104	0	$395,000 - 430,000
West Park, Las Vegas
Villas	2006	191	0	0	191	0	$363,000 - 405,000
Courtyards	2006	113	0	0	113	0	$395,000 - 445,000
Tropical & Jones, Las Vegas	2006	49	0	0	49	0	$395,000 - 430,000
1/2 Acre Assemblage, Las Vegas	2007	140	0	0	83	0	$593,000 - 661,000
Mountain Falls, Pahrump:
Cascata	2005	147	54	35	93	54	$197,000 - 219,000
Tramonto	2005	212	66	34	146	66	$248,000 - 283,000
Bella Sera	2005	129	28	17	101	28	$307,000 - 346,000

NEVADA REGION TOTAL		2,993	1,387	164	1,483	565

GRAND TOTALS:
Wholly-Owned		16,425	4,801	1,168	9,406	2,508
Joint Ventures		3,893	1,781	123	2,112	688

		20,318	6,582	1,291	11,518	3,196

(1)	The estimated number of homes to be built at completion is subject to change, and there can be no assurance that the Company will build these homes.
(2)	Backlog consists of homes sold under sales contracts that have not yet closed, and there can be no assurance that closings of sold homes will occur.
(3)	Of the total homes subject to pending sales contracts as of December 31, 2005, 1,195 represent homes completed or under construction and 96 represent homes not yet under construction.
(4)	Lots owned as of December 31, 2005 include lots in backlog at December 31, 2005.
(5)	Sales price range reflects base price only and excludes any lot premium, buyer incentive and buyer selected options, which vary from project to project.
(6)	All or a portion of the lots in this project are not owned as of December 31, 2005. The Company consolidated the purchase price of the lots in accordance with Interpretation No. 46, and considers the lots owned at December 31, 2005.

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

The Company’s homes are typically sold before or during construction through sales contracts which are usually accompanied by a small cash deposit. Such sales contracts are usually subject to certain contingencies such as the buyer’s ability to qualify for financing. The cancellation rate of buyers who contracted to buy a home but did not close escrow at the Company and its joint ventures’ projects was approximately 16% during 2005. Cancellation rates are subject to a variety of factors beyond the Company’s control such as adverse economic conditions and increases in mortgage interest rates. The Company’s and its joint ventures’ inventory of completed and unsold homes was 58 homes as of December 31, 2005.

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

Customer Financing — William Lyon Financial Services

The Company seeks to assist its home buyers in obtaining financing by arranging with mortgage lenders to offer qualified buyers a variety of financing options. Substantially all home buyers utilize long-term mortgage financing to purchase a home and mortgage lenders will usually make loans only to qualified borrowers.

William Lyon Financial Services (formerly Duxford Financial, Inc.), a wholly owned subsidiary, began operations effective December 1, 1994 and is in operation to service the Company’s operating regions. The mortgage company operates as a mortgage broker/loan correspondent and originates conventional, FHA and VA loans.

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

William Lyon Financial Services is subject to state licensing laws as a mortgage broker as well as Federal and state laws concerning real estate loans. Duxford Escrow, Inc. is licensed and subject to regulation under the California Escrow Law. The Company’s wholly-owned subsidiary, William Lyon Homes, Inc., is licensed as a general building contractor in California, Arizona and Nevada. In addition, William Lyon Homes, Inc. holds a corporate real estate license under the California Real Estate Law.

Duxford Title Reinsurance Company, a wholly-owned subsidiary of the Company, provides title reinsurance to unrelated title insurers directly issuing title policies on homes sold by the Company in California, Nevada and Arizona. In February 2005, Duxford Title Reinsurance Company was notified by its title insurers that as a result of current investigations by several state insurance regulators into the large number of captive reinsurance arrangements existing in the title insurance industry, the title insurers were suspending and/or terminating their current captive reinsurance agreements with Duxford Title Reinsurance company pending final determination from the appropriate regulatory bodies as to their permissibility or necessary modification to assure compliance with applicable law. In April 2005, in response to a subpoena issued by the California Insurance Commissioner, the Company testified in connection with the Commissioner’s investigation of captive reinsurance arrangements, including testimony that in many instances, the Company pays for the title insurance being issued. The Company has not had any further communication to date from the California Insurance Commissioner and does not believe that the resolution of this matter will have a material effect on the Company’s financial position, results of operations or cash flows. In November 2005, the Company was notified that the United States Department of Housing and Urban Development had instituted a formal Federal investigation of the Company in connection with its participation in captive title reinsurance arrangements. The Company intends to fully cooperate with the Department in its investigation and does not believe that the resolution of this matter will have a material effect on the Company’s financial position, results of operations or cash flows.

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

As of December 31, 2005, the Company employed 874 full-time and 103 part-time employees, including corporate staff, supervisory personnel of construction projects, maintenance crews to service completed projects, as well as persons engaged in administrative, finance and accounting, mortgage, engineering, land acquisition, golf course operations, sales and marketing activities.

The Company believes that its relations with its employees have been good. Some employees of the subcontractors which the Company utilizes are unionized, but none of the Company’s employees are union members. Although there have been temporary work stoppages in the building trades in the Company’s areas of operation, to date none has had any material impact upon the Company’s overall operations.

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

Item 1A.    Risk Factors

An investment in the Company entails the following risks and uncertainties. These risk factors should be carefully considered when evaluating any investment in the Company. Any of these risks and uncertainties could cause the actual results to differ materially from the results contemplated by the forward-looking statements set forth herein, and could otherwise have a significant adverse impact on the Company’s business, prospects, financial condition or results of operations or on the price of the Company’s common stock.

Revenues may decrease and results of operations may be adversely affected as a result of declines in demand for housing and other changes in economic and business conditions.

The residential homebuilding industry is cyclical and is highly sensitive to changes in general economic conditions such as levels of employment, consumer confidence and income, availability of financing for acquisitions, construction and permanent mortgages, interest rate levels, inflation, in-migration trends and demand for housing. For example, California, where many of the Company’s projects are located, underwent a significant recession in the early 1990s that affected demand for housing. Should current economic and business conditions decline, demand for housing could be further affected. An important segment of the Company’s customer base consists of move-up buyers, who often purchase homes subject to contingencies related to the sale of their existing homes. The difficulties facing these buyers in selling their homes during recessionary periods may adversely affect home sales. Moreover, during such periods, the Company may need to reduce sales prices and offer greater incentives to buyers to compete for sales that may result in reduced margins. Increases in the rate of inflation could adversely affect gross margins by increasing costs and expenses. In times of high inflation, demand for housing may decline and the Company may be unable to recover increased costs through higher sales.

Interest rates and the unavailability of mortgage financing can adversely affect demand for housing.

In general, housing demand is negatively impacted by increases in interest rates and housing costs and the unavailability of mortgage financing. Most buyers finance their home purchases through third-party lenders providing mortgage financing. If mortgage interest rates increase and, consequently, the ability of prospective buyers to finance home purchases is reduced, home sales, gross margins and cash flow may also be adversely affected and the impact may be material. The Federal Reserve Board has recently announced several interest rate increases, which may result in increases in mortgage interest rates. The Company’s homebuilding activities also depend upon the availability and costs of mortgage financing for buyers of homes owned by potential customers, as those customers (move-up buyers) often need to sell their existing residences before they purchase the Company’s homes. Any reduction of financing availability could adversely affect home sales.

Changes in federal income tax laws may also affect demand for new homes. Various proposals have been publicly discussed to limit mortgage interest deductions and to limit the exclusion of gain from the sale of a principal residence. Enactment of such proposals may have an adverse effect on the homebuilding industry in general. No meaningful prediction can be made as to whether any such proposals will be enacted and, if enacted, the particular form such laws would take.

Financial condition and results of operations may be adversely affected by any decrease in the value of land inventory, as well as by the associated carrying costs.

The Company continuously acquires land for replacement and expansion of land inventory within the markets in which it builds. The risks inherent in purchasing and developing land increase as consumer demand for housing decreases. Thus, the Company may have bought and developed land on which homes cannot be profitably built and sold. The market value of land, building lots and housing inventories can fluctuate significantly as a result of changing market conditions. The Company employs measures to manage inventory risks which may not be successful. In addition, inventory carrying costs can be significant and can result in losses in a poorly performing project or market. In the event of significant changes in economic or market conditions, the Company may have to sell homes at significantly lower margins or at a loss. Further, the Company may be required to write-down the book value of certain real estate assets in accordance with generally accepted accounting principles, and some of those write-downs could be material. Any material write-downs of assets could have a material adverse effect on the Company’s financial condition and earnings.

Adverse weather and geological conditions may increase costs, cause project delays and reduce consumer demand for housing, all of which would adversely affect the Company’s results of operations and prospects.

As a homebuilder, the Company is subject to numerous risks, many of which are beyond management’s control, including: adverse weather conditions such as droughts, floods, or wildfires, which could damage projects, cause delays in completion of projects, or reduce consumer demand for housing; shortages in labor or materials, which could delay project completion and cause increases in the prices for labor or materials, thereby affecting the Company’s sales and profitability; and landslides, soil subsidence, earthquakes and other geologic events, which could damage projects, cause delays in the completion of projects or reduce consumer demand for the Company’s projects. Many of the Company’s projects are located in California, which has experienced significant earthquake activity. In addition to directly damaging the Company’s projects, earthquakes or other geologic events could damage roads and highways providing access to those projects, thereby adversely affecting the Company’s ability to market homes in those areas and possibly increasing the costs of completion.

There are some risks of loss for which the Company may be unable to purchase insurance coverage. For example, losses associated with landslides, earthquakes and other geologic events may not be insurable and other losses, such as those arising from terrorism, may not be economically insurable. A sizeable uninsured loss could adversely affect the Company’s business, results of operations and financial condition.

The Company’s business is geographically concentrated, and sales, results of operations, financial condition and business would be negatively impacted by a decline in regional economies.

The Company presently conducts all of its business in five geographical areas: Southern California, Northern California, San Diego, California, Arizona and Nevada. Because the Company’s operations are concentrated in these geographic areas, a prolonged economic downturn in these markets could cause housing prices and sales to decline, which could have a material adverse effect on the Company’s business, results of operations, and financial condition.

The Company may not be able to compete effectively against competitors in the homebuilding industry.

The homebuilding industry is highly competitive. Homebuilders compete for, among other things, desirable properties, financing, raw materials and skilled labor. The Company competes both with large homebuilding companies, some of which have greater financial, marketing and sales resources than the Company, and with smaller local builders. The consolidation of some homebuilding companies may create competitors that have greater financial, marketing and sales resources than the Company and thus are able to compete more effectively against the Company. In addition, there may be new entrants in the markets in which the Company currently conducts business. The Company also competes for sales with individual resales of existing homes and with available rental housing.

The Company’s operating results are variable.

The Company has historically experienced, and in the future expects to continue to experience, variability in operating results on a quarterly and an annual basis. Factors expected to contribute to this variability include, among other things:

•	the timing of land acquisitions and zoning and other regulatory approvals;

•	the timing of home closings, land sales and level of sales;

•	product mix;

•	the ability to continue to acquire additional land or options thereon at acceptable terms;

•	the condition of the real estate market and the general economy;

•	delays in construction due to acts of God, adverse weather, reduced subcontractor availability, and strikes;

•	changes in prevailing interests rates and the availability of mortgage financing; and

•	costs of material and labor.

Many of the factors affecting the Company’s results are beyond the Company’s control and may be difficult to predict.

Difficulty in obtaining sufficient capital could result in increased costs and delays in completion of projects.

The homebuilding industry is capital intensive and requires significant up-front expenditures to acquire land and begin development. Land acquisition, development and construction activities may be adversely affected by any shortage or increased cost of financing or the unwillingness of third parties to engage in joint ventures. Any difficulty in obtaining sufficient capital for planned development expenditures could cause project delays and any such delay could result in cost increases and may adversely affect the Company’s sales and future results of operations and cash flows.

The Company’s success depends on key executive officers and personnel.

The Company’s success is dependent upon the efforts and abilities of its executive officers and other key employees, many of whom have significant experience in the homebuilding industry and in the Company’s regional markets. In particular, the Company is dependent upon the services of General William Lyon and Wade H. Cable, the Chairman of the Board and Chief Executive Officer and President and Chief Operating Officer, respectively, as well as the services of the division presidents. The loss of the services of any of these executives or key personnel, for any reason, could have a material adverse effect upon the Company’s business, operating results and financial condition.

Construction defect, soil subsidence and other building-related claims may be asserted against the Company, and the Company may be subject to liability for such claims.

California law provides that consumers can seek redress for patent (i.e., observable) defects in new homes within three or four years (depending on the type of claim asserted) from when the defect is discovered or should have been discovered. If the defect is latent (i.e., non-observable), consumers must still seek redress within three or four years from the date when the defect is discovered or should have been discovered, but in no event later than ten years after the date of substantial completion of the work on the construction. Consumers purchasing homes in Arizona and Nevada may also be able to obtain redress under state laws for either patent or latent defects in their new homes. Although the Company has obtained insurance for construction defect and subsidence claims, the Company may still be liable for damages, the cost of repairs, and/or the expense of litigation surrounding possible claims, including claims that arise out of uninsurable events, such as landslides or earthquakes, or other circumstances not covered by insurance and not subject to effective indemnification agreements with subcontractors.

Governmental laws and regulations may increase the Company’s expenses, limit the number of homes that the Company can build or delay completion of projects.

The Company is subject to numerous local, state, federal and other statutes, ordinances, rules and regulations concerning zoning, development, building design, construction and similar matters which impose restrictive zoning and density requirements in order to limit the number of homes that can eventually be built within the boundaries of a particular area. Projects that are not entitled may be subjected to periodic delays, changes in use, less intensive development or elimination of development in certain specific areas due to government regulations. The Company may also be subject to periodic delays or may be precluded entirely from developing in certain communities due to building moratoriums or “slow-growth” or “no-growth” initiatives that could be implemented in the future in the states in which the Company operates. Local and state governments also have broad discretion regarding the imposition of development fees for projects in their jurisdiction. Projects for which the Company has received land use and development entitlements or approvals may still require a variety of other governmental approvals and permits during the development process and can also be impacted adversely by unforeseen health, safety, and welfare issues, which can further delay these projects or prevent their development. As a result, home sales could decline and costs increase, which could negatively affect the Company’s results of operations.

The Company is subject to environmental laws and regulations, which may increase costs, limit the areas in which the Company can build homes and delay completion of projects.

The Company is also subject to a variety of local, state, federal and other statutes, ordinances, rules and regulations concerning the environment. The particular environmental laws which apply to any given homebuilding site vary according to the site’s location, its environmental conditions and the present and former uses of the site, as well as adjoining properties. Environmental laws and conditions may result in delays, may cause the Company to incur substantial compliance and other costs, and can prohibit or severely restrict homebuilding activity in environmentally sensitive regions or areas, which could negatively affect the

Company’s results of operations. Under various environmental laws, current or former owners of real estate, as well as certain other categories of parties, may be required to investigate and clean up hazardous or toxic substances or petroleum product releases, and may be held liable to a governmental entity or to third parties for property damage and for investigation and clean up costs incurred by such parties in connection with the contamination. In addition, in those cases where an endangered species is involved, environmental rules and regulations can result in the elimination of development in identified environmentally sensitive areas.

The Company’s results of operations and prospects may be adversely affected if it is not able to acquire desirable lots for residential buildout.

The Company’s future growth depends upon the Company’s ability to acquire attractive properties for development. There is increasing competition for desirable lots in all of the Company’s markets, particularly in California, as the number of properties available for residential development decreases. Shortages in available properties could cause the Company to incur additional costs to acquire such properties or could limit the number of future projects and the Company’s growth. The Company’s financial position, future results and prospects may be adversely affected if properties at desirable prices and locations are not continually available.

Utility shortages or price increases could have an adverse impact on operations.

In prior years, certain areas in northern and southern California have experienced power shortages, including mandatory periods without electrical power, as well as significant increases in utility costs. The Company may incur additional costs and may not be able to complete construction on a timely basis if such power shortages and utility rate increases continue. Furthermore, power shortages and rate increases may adversely affect the regional economies in which the Company operates, which may reduce demand for housing. The Company’s operations may be adversely impacted if further rate increases and/or power shortages occur.

The Company’s business and results of operations are dependent on the availability and skill of subcontractors.

Substantially all construction work is done by subcontractors with the Company acting as the general contractor. Accordingly, the timing and quality of construction depends on the availability and skill of the Company’s subcontractors. While the Company has been able to obtain sufficient materials and subcontractors during times of material shortages and believes that its relationships with suppliers and subcontractors are good, the Company does not have long-term contractual commitments with any subcontractors or suppliers. The inability to contract with skilled subcontractors at reasonable costs on a timely basis could have a material adverse effect on the Company’s business and results of operations.

An ownership change may have occurred with the result that the Company’s ability to use tax net operating loss carryforwards may have been severely limited and thus the Company may have liability for additional taxes.

On November 11, 1999, the Company implemented transfer restrictions with respect to shares of stock. In general, these transfer restrictions prohibited, without the prior approval of the Company’s board of directors, the direct or indirect sale, transfer, disposition, purchase or acquisition of any of the Company’s stock by or to any holder who beneficially owned directly or through attribution 5% or more of the Company’s stock; or who, upon the direct or indirect sale, transfer, disposition, purchase or acquisition of any of the Company’s stock, would beneficially own directly or through attribution 5% or more of the Company’s stock. These transfer restrictions were intended to help reduce, but not eliminate, the risk of unfavorable ownership changes which could have severely limited the Company’s use of tax benefits from tax net operating loss carryforwards for use in offsetting taxable income. (See Note 8 of “Notes to Consolidated Financial Statements” for more information on the Company’s income taxes). It is possible that the tax authorities could take the position that the transfer restrictions did not provide the intended effect or adequate remedies for tax purposes. Thus, transactions could have occurred that would severely limit the Company’s ability to have used the tax benefits associated with the net operating loss carryforwards. In that case, the Internal Revenue Service or state taxing authorities may seek payment from the Company of taxes that would otherwise have been payable by the Company, as well as penalties and interest. If the Company was required to make such payments, the Company’s results of operations could be adversely affected. Pursuant to the Company’s certificate of incorporation, the transfer restrictions terminated on November 11, 2002.

Neither the amount of the net operating loss carryforwards nor the amount of limitation on such carryforwards claimed by the Company have been audited or otherwise validated by the Internal Revenue Service, and it could challenge either amount that the Company has calculated. It is possible that legislation or regulations will be adopted that would limit the ability to use the tax benefits associated with the Company’s current tax net operating loss carryforwards.

The Company’s principal stockholders are General William Lyon and two trusts, of which William H. Lyon is the sole beneficiary.

General William Lyon and two trusts, of which William H. Lyon, General William Lyon’s son, is the sole beneficiary, beneficially own over 74% of the outstanding shares of the Company’s common stock. As a result of their stock ownership, General William Lyon and the trusts control the Company and have the power to elect all of the Company’s directors and approve or reject any action requiring the majority approval of the holders of the Company stock, including any merger transactions or any sale of all or substantially all of the Company’s assets. General William Lyon and the trusts may vote in their capacity as stockholders to approve strategic transactions which may pose significant risks, such as an acquisition that significantly increases the Company’s indebtedness.

Increased insurance costs and reduced insurance coverages may affect the Company’s results of operations and increase the potential exposure to liability.

Recently, lawsuits have been filed against builders asserting claims of personal injury and property damage caused by the presence of mold in residential dwellings. Some of these lawsuits have resulted in substantial monetary judgments or settlements against these builders. The Company’s insurance may not cover all of the claims, including personal injury claims, arising from the presence of mold or such coverage may become prohibitively expensive. If the Company is unable to obtain adequate insurance coverage, a material adverse effect on business, financial condition and results of operations could result if the Company is exposed to claims arising from the presence of mold.

The cost of insurance has risen, deductibles and retentions have increased and the availability of insurance has diminished. Significant increases in the cost of insurance coverage or significant limitations on coverage could have a material adverse effect on business, financial condition and results of operations from such increased costs or from liability for significant uninsurable or underinsured claims.

The Company’s substantial level of indebtedness could adversely affect its financial condition and prevent it from fulfilling its obligations.

Subject to restrictions, the Company may incur substantial additional indebtedness. The Company’s high level of indebtedness could have important consequences, including the following:

•	the ability to obtain additional financing for working capital, land acquisition costs, building costs, other capital expenditures, or general corporate purposes, may be impaired;

•	the Company will need to use a substantial portion of cash flow from operations to pay interest and principal on its senior notes and other indebtedness, which will reduce the funds available for other purposes;

•	the Company will have a higher level of indebtedness than competitors, which may put the Company at a competitive disadvantage and reduce the Company’s flexibility in planning for, or responding to, changing conditions in the industry, including increased competition;

•	substantially all of the Company’s assets are pledged as security for the Company’s credit agreements and a default on the secured debt could result in foreclosure on the Company’s assets which could, under certain circumstances, limit or prohibit the ability to operate as a going concern; and

•	the Company will be more vulnerable to economic downturns and adverse developments in the business.

The Company expects to obtain the money to pay expenses and to pay the principal and interest on the Company’s senior notes, and other obligations from cash flow from operations. The Company’s ability to meet expenses depends on future performance, which will be affected by financial, business, economic and other factors. The Company will not be able to control many of these factors, such as economic conditions in the markets where the Company operates and pressure from competitors. The Company cannot be certain that the cash flow will be sufficient to allow it to pay principal and interest on debt, including the senior notes, support operations, and meet other obligations. If the Company does not have the resources, the Company may be required to refinance all or part of the existing debt, including the senior notes, sell assets or borrow more money. The Company may not be able to do so on acceptable terms, if at all. In addition, the terms of existing or future debt agreements, including the credit facilities and the senior note indentures, may restrict the Company from pursuing any of these alternatives.

The Company is the general partner in partnership joint ventures and may be liable for joint venture obligations.

Certain of the Company’s active joint ventures are organized as limited partnerships. The Company is the general partner in each of these and may serve as the general partner in future joint ventures. As a general partner, the Company may be liable for a joint venture’s liabilities and obligations should the joint venture fail or be unable to pay these liabilities or obligations. In addition, the Company has provided unsecured environmental indemnities to some of the lenders who provide loans to the partnerships. The Company has also provided a completion guarantee for a limited partnership under its credit facility. If the Company were required to satisfy such liabilities, obligations or completion guarantee, the results of operations could be adversely affected.

The Company’s senior notes are unsecured, and effectively subordinated to other secured indebtedness.

The Company’s credit facilities and construction loans are secured by liens on the real estate under development that is financed by those facilities or loans. If the Company becomes insolvent or is liquidated, or if payment under any secured indebtedness was accelerated, the holders of the Company’s secured indebtedness would be entitled to repayment from their collateral before those assets could be used to satisfy any unsecured claims, including claims under the Company’s senior notes or any guarantees of these notes. As a result, the senior notes will be effectively subordinated to the secured indebtedness to the extent of the value of the assets securing that indebtedness, and the holders of the notes will likely recover ratably less than the secured creditors.

The guarantees of the Company’s senior notes by the Company’s subsidiaries may be avoidable as fraudulent transfers and any new guarantees may be avoidable as preferences.

The guarantees of the Company’s senior notes by the Company’s subsidiaries may be subject to review under U.S. bankruptcy law and comparable provisions of state fraudulent conveyance laws. Under these laws, if a court were to find that, at the time any subsidiary guarantor issued a guarantee of the notes:

•	it issued the guarantee to delay, hinder or defraud present or future creditors; or

•	it received less than reasonably equivalent value or fair consideration for issuing the guarantee at the time it issued the guarantee and:

•	it was insolvent or rendered insolvent by reason of issuing the guarantee; or

•	it was engaged, or about to engage, in a business or transaction for which its assets constituted unreasonably small capital to carry on its business; or

•	it intended to incur, or believed that it would incur, debts beyond its ability to pay as they mature;

then the court could avoid the obligations under the guarantee, subordinate the guarantee of the senior notes to that of the guarantor’s other debt, require holders of the senior notes to return amounts already paid under that guarantee, or take other action detrimental to holders of the senior notes and the guarantees of the senior notes.

The measures of insolvency for purposes of fraudulent transfer laws vary depending upon the law of the jurisdiction that is being applied in any proceeding to determine whether a fraudulent transfer had occurred. Generally, however, a person would be considered insolvent if, at the time it incurred the debt:

•	the present fair saleable value of its assets was less than the amount that would be required to pay its probable liability on its existing debts, including contingent liabilities, as they become absolute and mature; or

•	it could not pay its debts as they become due.

The Company cannot be sure what standard a court would use to determine whether or not a guarantor was solvent at the relevant time, or, regardless of the standard that the court uses, that the issuance of the guarantee would not be avoided or the guarantee would not be subordinated to the guarantors’ other debt. If such a case were to occur, the guarantee could also be subject to the claim that, since the guarantee was incurred for the benefit of the issuer of the senior notes, and only indirectly for the benefit of the guarantor, the obligations of the applicable guarantor were incurred for less than fair consideration.

In addition, if the Company is required to grant an additional subsidiary guarantee for the notes at a time in the future when the guarantor was insolvent, its guarantee may also be avoidable as a preference under U.S. bankruptcy law or comparable provisions of state law.

The indentures for the senior notes impose significant operating and financial restrictions, which may prevent us from capitalizing on business opportunities and taking some corporate actions.

The indentures for the senior notes impose significant operating and financial restrictions. These restrictions limit the ability of the Company and its subsidiaries, among other things, to:

•	incur additional indebtedness;

•	pay dividends or make other distributions or repurchase or redeem the Company’s stock;

•	make investments;

•	sell assets;

•	incur liens;

•	enter into agreements restricting the Company’s subsidiaries’ ability to pay dividends;

•	enter into transactions with affiliates; and

•	consolidate, merge or sell all or substantially all of the Company’s assets.

The Company’s other debt agreements contain additional restrictions. In addition, the Company may in the future enter into other agreements governing indebtedness which impose yet additional restrictions. These restrictions may adversely affect the Company’s ability to finance future operations or capital needs or to pursue available business opportunities. A breach of any of these covenants could result in a default in respect of the related indebtedness. If a default occurs, the relevant lenders could elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable and proceed against any collateral securing that indebtedness.

The Company may not be able to satisfy its obligations upon a change of control.

Upon the occurrence of a “change of control,” as defined in the senior notes indentures, each holder of the senior notes will have the right to require the Company to purchase the senior notes at a price equal to 101% of the principal amount, together with any accrued and unpaid interest, to the date of purchase. The Company’s failure to purchase, or give notice of purchase of, the senior notes would be a default under the indenture, which could in turn be a default under the Company’s other indebtedness. In addition, a change of control may constitute an event of default under the Company’s credit facilities. A default under the Company’s credit facilities could result in an event of default under the indentures if the lenders accelerate the debt under the credit facilities.

If this event occurs, the Company may not have enough assets to satisfy all obligations under the indentures and any other indebtedness. In order to satisfy the obligations, the Company could seek to refinance the indebtedness under the senior notes and any other indebtedness or obtain a waiver from the holders of the indebtedness. The Company may not be able to obtain a waiver or refinance the indebtedness on acceptable terms.

In addition, the definition of change of control in the indentures governing the senior notes includes a phrase relating to the sale, lease, transfer, conveyance or other disposition of “all or substantially all” of the assets of the Company and the restricted subsidiaries. Although there is a developing body of case law interpreting the phrase “substantially all,” there is no precise established definition of the phrase under applicable law. Accordingly, the ability of a holder of senior notes to require the Company to repurchase such notes as a result of a sale, lease, transfer, conveyance or other disposition of less than all of the assets of the Company and the restricted subsidiaries may be uncertain.

Moreover, under the indentures governing the senior notes, the Company could engage in certain important corporate events, including acquisitions, refinancings or other recapitalizations or highly leveraged transactions, that would not constitute a change of control under the indentures and thus would not give rise to any repurchase rights, but which could increase the amount of indebtedness outstanding at such time or otherwise affect the Company’s capital structure or credit ratings or otherwise adversely affect holders of the senior notes. Any such transaction, however, would have to comply with the operating and financial restrictions contained in the indentures governing the senior notes.

Item 1B.    Unresolved Staff Comments

Not applicable.

Item 2.    Properties

Headquarters

The Company’s corporate headquarters are located at 4490 Von Karman Avenue, Newport Beach, California, which it leases from a trust of which William H. Lyon, a director of the Company, is the sole beneficiary. The Company leases or owns properties for its division offices and William Lyon Financial Services, but none of these properties is material to the operation of the Company’s business. For information about properties owned by the Company for use in its homebuilding activities, see Item 1.

Item 3.    Legal Proceedings

Five purported class action lawsuits were filed in the Court of Chancery of the State of Delaware in and for New Castle County, purportedly on behalf of the public stockholders of the Company, challenging the proposal made by General William Lyon to acquire the outstanding publicly held minority interest in the Company’s common stock for $82 per share in cash (the “Proposed Transaction”) and challenging related actions of the Company and the directors of the Company. Eastside Investors, LLP v. William Lyon Homes, et al., Civil Action No. 1301-N was filed on April 27, 2005: Donald Lamuth v. William Lyon et al., Civil Action No. 1304-N and Stephen L. Brown v. William Lyon Homes, et al., Civil Action No. 1307-N were filed on April 28, 2005: Michael Crady v. William Lyon Homes, et al., Civil Action No. 1311-N was filed on May 2, 2005; and Anthony A. D’Amato v. William Lyon, et al., Civil Action No. 1323-N was filed on May 6, 2005 (collectively, the “Delaware Complaints”). The Delaware Complaints named the Company and the directors of the Company as defendants. These complaints alleged, among other things, that the defendants had breached their fiduciary duties owed to the plaintiffs in connection with the Proposed Transaction and other related corporate activities. The plaintiffs were seeking to enjoin the Proposed Transaction and, among other things, to obtain damages, attorneys’ fees and expenses related to the litigation. On May 9, 2005, the Delaware Complaints were consolidated into a single case entitled In re: William Lyon Homes Shareholder Litigation, Civil Action No. 1311-N (the “Consolidated Delaware Action”). On May 20, 2005, a class was certified in the Consolidated Delaware Action. On November 9, 2005, the Consolidated Delaware action was dismissed without prejudice.

Two purported class action lawsuits challenging the Proposed Transaction also were filed in the Superior Court of the State of California, County of Orange. On April 28, 2005, the complaints captioned Lewis Lester v. William Lyon Homes, et al., Case No. 05-CC-00092 (the “Lewis Complaint”), and Alaska Electrical Pension Fund v. William Lyons Homes, Inc., et al., Case No. 05-CC-00093 (the “Alaska Electrical Complaint” and, together with the Lewis Complaint, the “California Complaints”) were filed. The California Complaints named the Company and the directors of the Company as defendants and alleged, among other things, that the defendants had breached their fiduciary duties to the public stockholders. The California Complaints sought to enjoin the Proposed Transaction and also sought damages and attorneys’ fees and expenses related to the litigation. On May 26, 2005, the California Complaints were consolidated into a single case entitled In re: William Lyon Homes, Inc. Shareholder Litigation, Case No. 05-CC-00092 (the “Consolidated California Action”). On July 8, 2005, plaintiffs in the Consolidated California Action dismissed that lawsuit without prejudice.

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

Item 4.    Submission of Matters to a Vote of Security Holders

(a) The Company’s Annual Meeting of Holders of Common Stock was held on November 9, 2005. At this meeting of the holders of Common Stock the following directors were elected to serve on the Company’s Board of Directors until the next Annual Meeting and until their respective successors are duly elected and qualified:

	Votes For	Votes Withheld
General William Lyon	6,606,928	743,412
Wade H. Cable	6,564,041	786,299
Richard E. Frankel	6,550,291	800,049
Harold H. Greene	7,101,718	248,622
Gary H. Hunt	6,531,329	819,011
Arthur B. Laffer	6,463,782	819,011
William H. Lyon	6,559,251	791,089
Alex Meruelo	6,453,652	896,688

In addition, the holders of Common Stock approved the following:

	Votes For	Votes Against	Votes Abstaining (Including Broker Non-Votes)
Approval of the Company’s 2005 Senior Executive Bonus Plan	7,244,096	104,424	1,820

	Votes For	Votes Against	Votes Abstaining (Including Broker Non-Votes)
Ratification of the selection of Ernst & Young LLP as Independent Auditors of the Company for the fiscal year ending December 31, 2005	7,345,691	3,939	710

PART II

Item 5. Market	for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following table sets forth the high and low sales prices for the Common Stock of the Company as reported on the New York Stock Exchange (stock ticker symbol: WLS) for the periods indicated.

	High	Low
2004
First Quarter	$93.75	$57.08
Second Quarter	93.75	78.60
Third Quarter	92.80	74.00
Fourth Quarter	89.66	61.80

2005
First Quarter	$94.00	$65.10
Second Quarter	99.92	71.80
Third Quarter	165.85	93.75
Fourth Quarter	158.55	100.29

As of February 28, 2006, the closing price for the Company’s Common Stock as reported on the NYSE was $85.10.

As of February 28, 2006, there were approximately 2,524 beneficial owners of the Company’s Common Stock.

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

Item 6.    Selected Financial Data

The following table sets forth certain of the Company’s historical financial data. The selected historical consolidated financial data as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003 have been derived from the Company’s audited consolidated financial statements and the related notes included elsewhere herein. The selected historical consolidated financial data as of December 31, 2003, 2002 and 2001 and for the years ended December 31, 2002 and 2001 have been derived from the Company’s audited financial statements for such years, which are not included herein. The selected historical consolidated financial data set forth below are not necessarily indicative of the results of future operations and should be read in conjunction with the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the historical consolidated financial statements and accompanying notes included elsewhere herein.

	As of and for the Year Ended December 31,
	2005	2004	2003	2002	2001
	(dollars in thousands, except per share amounts)
	(note 4)
Statement of Income Data:
Operating revenue
Home sales	$1,745,067	$1,785,589	$866,657	$593,762	$452,002
Lots, land and other sales	111,316	36,258	21,656	8,648	7,054
Management fees	—	—	9,490	10,892	9,127

	1,856,383	1,821,847	897,803	613,302	468,183

Operating costs
Cost of sales—homes	(1,307,027)	(1,327,057)	(714,385)	(504,330)	(382,608)
Cost of sales—lots, land and other	(44,774)	(23,173)	(13,269)	(9,404)	(5,158)
Sales and marketing	(59,422)	(58,792)	(31,252)	(22,862)	(18,149)
General and administrative	(90,045)	(80,784)	(50,315)	(39,366)	(37,171)
Other(1)	(7,050)	(2,105)	(1,834)	(2,284)	—
Amortization of goodwill(2)	—	—	—	—	(1,242)

	(1,508,318)	(1,491,911)	(811,055)	(578,246)	(444,328)

Equity in income (loss) of unconsolidated joint ventures	4,301	(699)	31,236	27,748	22,384

Minority equity in income of consolidated entities	(37,571)	(49,661)	(429)	—	—

Operating income	314,795	279,576	117,555	62,804	46,239
Interest expense, net of amounts capitalized	—	—	—	—	(227)
Financial advisory expenses	(2,191)	—	—	—	—
Other income, net	2,176	5,572	6,397	4,977	7,513

Income before provision for income taxes	314,780	285,148	123,952	67,781	53,525
Provision for income taxes	(124,149)	(113,499)	(51,815)	(18,270)	(5,847)

Net income	$190,631	$171,649	$72,137	$49,511	$47,678

Earnings per common share
Basic	$22.09	$17.69	$7.37	$4.85	$4.50

Diluted	$21.98	$17.55	$7.27	$4.73	$4.44

Balance Sheet Data:
Cash and cash equivalents	$52,369	$96,074	$24,137	$16,694	$19,751
Real estate inventories(1)	1,419,248	1,059,173	698,047	491,952	307,335
Investments in and advances to unconsolidated joint ventures	397	17,911	45,613	65,404	66,753
Total assets	1,691,002	1,274,562	839,715	617,581	433,709
Total debt	672,536	595,219	326,737	266,065	221,470
Minority interest	227,178	142,096	142,496	80,647	784
Stockholders’ equity	542,894	347,109	252,040	181,676	150,617

Operating Data (including unconsolidated joint ventures) (unaudited):
Number of net new home orders	3,321	3,371	3,443	2,607	2,541
Number of homes closed	3,196	3,471	2,804	2,522	2,566
Average sales price of homes closed	$546	$514	$422	$379	$299
Backlog at end of period, number of homes(3)	1,291	1,166	1,266	627	542
Backlog at end of period, aggregate sales value(3)	$691,627	$623,578	$595,180	$259,123	$176,531

(1)	The Company accounts for its real estate inventories under Financial Accounting Standards Board Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“Statement No. 144”). Statement No. 144 requires impairment losses to be recorded on assets to be held and used by the Company when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of the assets. The estimation process used in determining the undiscounted cash flows of the assets is inherently uncertain because it involves estimates of future revenues and costs. As described more fully below in the section entitled “Real Estate Inventories and Cost of Sales”, estimates of revenues and costs are supported by the Company’s budgeting process. When an impairment loss is required for assets to be held and used by the Company, the related assets are adjusted to their estimated fair value.

The results of operations for the year ended December 31, 2005 included a non-cash charge of $4.6 million to record an impairment loss related to a golf course in the Company’s San Diego Division. The impairment loss was primarily attributable to lower than expected cash flows and continued net operating losses since the golf course opened in 2002. As a result, the future undiscounted cash flows estimated to be generated were determined to be less than the assets carrying amount. Accordingly, the golf course asset was written-down to its estimated fair value. The non-cash charge is reflected in other operating costs in the accompanying consolidated statements of income.

(2)	The amount paid for business acquisitions over the net fair value of assets acquired and liabilities assumed is reflected as goodwill and, until January 1, 2002, was being amortized on a straight-line basis over seven years. Accumulated amortization was $2,793,000 as of December 31, 2001. In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement No. 142”), effective for fiscal years beginning after December 15, 2001. Under the new rule, goodwill is no longer amortized but is subject to impairment tests in accordance with Statement No. 142. The Company performed its required annual impairment test of goodwill as of December 31, 2005 and determined that there have been no indicators of impairment. If Statement No. 142 had been adopted effective January 1, 2001, the pro forma impact of the non-amortization of goodwill on the results for the subsequent periods would have been as follows (in thousands except per share data):

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(dollars in thousands)
Net income, as reported	$190,631	$171,649	$72,137	$49,511	$47,678
Amortization of goodwill, net of tax	—	—	—	—	1,106

Net income, as adjusted	$190,631	$171,649	$72,137	$49,511	$48,784

Earnings per common share, as adjusted:
Basic	$22.09	$17.69	$7.37	$4.85	$4.61

Diluted	$21.98	$17.55	$7.27	$4.73	$4.54

(3)	Backlog consists of homes sold under pending sales contracts that have not yet closed, some of which are subject to contingencies, including mortgage loan approval and the sale of existing homes by customers. There can be no assurance that homes sold under pending sales contracts will close. Of the total homes sold subject to pending sales contracts as of December 31, 2005, 1,195 represent homes completed or under construction and 96 represent homes not yet under construction. Backlog as of all dates is unaudited.

(4)	In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities, as amended (“Interpretation No. 46”), which addresses the consolidation of variable interest entities (“VIEs”). Under Interpretation No. 46, arrangements that are not controlled through voting or similar rights are accounted for as VIEs. An enterprise is required to consolidate a VIE if it is the primary beneficiary of the VIE. Interpretation No. 46 applied immediately to arrangements created after January 31, 2003 and, with respect to arrangements created before February 1, 2003, the interpretation was applied to the Company as of January 1, 2004. The adoption of Interpretation No. 46 has not affected the Company’s consolidated net income. Prior period information has not been restated to conform to the presentation in the current period.

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

Based on the Company’s analysis of arrangements created after January 31, 2003, no VIEs had been created for the period from February 1, 2003 through December 31, 2004 with respect to option agreements as identified under clause (i) of the previous paragraph. At December 31, 2003, certain joint ventures and a land banking arrangement created after January 31, 2003 had been determined to be VIEs under Interpretation No. 46 in which the Company is considered the primary beneficiary. Accordingly, the assets, liabilities and operations of these joint ventures and land banking arrangement had been consolidated with the Company’s financial statements as of December 31, 2003 and for the period then ended. Effective January 1, 2004, certain additional joint ventures and land banking arrangements created prior to February 1, 2003 had been determined to be VIEs under Interpretation No. 46 in which the Company is considered the primary beneficiary. Accordingly, the assets, liabilities and operations of all of these joint ventures and land banking arrangements had been consolidated with the Company’s financial statements as of January 1, 2004 and for the year ended December 31, 2004. At December 31, 2005, certain joint ventures, lot option agreements and land banking arrangements have been determined to be VIEs under Interpretation No. 46 in which the Company is considered the primary beneficiary. Accordingly, the assets, liabilities and operations of all of these joint ventures, lot option agreements and land banking arrangements have been consolidated with the Company’s financial statements as of December 31, 2005, and for the year ended December 31, 2005.

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

The Company is primarily engaged in the design, construction and sale of single family detached and attached homes in California, Arizona and Nevada. Since the founding of its predecessor in 1956, on a combined basis the Company has sold over 65,000 homes. The Company conducts its homebuilding operations through five geographic divisions: Southern California, Northern California, San Diego, California, Arizona and Nevada. For the year ended December 31, 2005, on a consolidated basis the Company had revenues from home sales of $1.745 billion and delivered 3,196 homes, which includes $406.9 million of revenue and 688 delivered homes from consolidated joint ventures. The Company believes that it is well positioned for long term growth in all of its markets. However, due to recent slow downs of new orders, increases in cancellation rates and increasing price competition, the Company anticipates a slight decline in deliveries and revenues in 2006 as compared to 2005. The Company presents information related to its unconsolidated joint ventures as such information represents an important aspect of the Company’s business as well as a substantial portion of its operating income.

The Company and certain of its subsidiaries are general partners or members in joint ventures involved in the development and sale of residential projects. As described more fully in “Recently Issued Accounting Standards”, in accordance with Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, as amended (“Interpretation No. 46”) certain joint ventures have been determined to be variable interest entities in which the Company is considered the primary beneficiary. Accordingly, the assets, liabilities and operations of these joint ventures have been consolidated with the Company’s financial statements as of and for the years ended December 31, 2005 and 2004. Because the Company already recognizes its proportionate share of joint venture earnings and losses under the equity method of accounting, the adoption of Interpretation No. 46 did not affect the Company’s consolidated net income. The financial statements of joint ventures in which the Company is not considered the primary beneficiary are not consolidated with the Company’s financial statements. The Company’s investments in unconsolidated joint ventures are accounted for using the equity method because the Company has a 50% or less voting or economic interest (and thus such joint ventures are not controlled by the Company). Income allocations and cash distributions to the Company from the unconsolidated joint ventures are based on predetermined formulas between the Company and its joint venture partners as specified in the applicable partnership or operating agreements. The Company generally receives, after partners’ priority returns and returns of partners’ capital, approximately 50% of the profits and cash flows from joint ventures. See Note 2 of “Notes to Consolidated Financial Statements” for condensed combined financial information for the joint ventures whose financial statements have been consolidated with the Company’s financial statements. See Note 5 of “Notes to Consolidated Financial Statements” for condensed combined financial information for the unconsolidated joint ventures. Based upon current estimates, substantially all future development and construction costs incurred by the joint ventures will be funded by the venture partners or from the proceeds of construction financing obtained by the joint ventures.

Results of Operations

Selected financial and operating information for the Company including its consolidated projects and unconsolidated joint ventures as of and for the periods presented is as follows:

	As of and for the year ended December 31, 2005
	Wholly- Owned	Joint Ventures	Consolidated Total
Selected Financial Information (dollars in thousands)
Homes closed	2,508	688	3,196

Home sales revenue	$1,338,208	$406,859	$1,745,067
Cost of sales	(1,012,761)	(294,266)	(1,307,027)

Gross margin	$325,447	$112,593	$438,040

Gross margin percentage	24.3%	27.7%	25.1%

Number of homes closed
California	1,315	688	2,003
Arizona	628	—	628
Nevada	565	—	565

Total	2,508	688	3,196

Average sales price
California	$707,400	$591,400	$667,600
Arizona	321,500	—	321,500
Nevada	364,600	—	364,600

Total	$533,600	$591,400	$546,000

Number of net new home orders
California	1,566	566	2,132
Arizona	542	—	542
Nevada	647	—	647

Total	2,755	566	3,321

Average number of sales locations during period
California	20	8	28
Arizona	5	—	5
Nevada	8	—	8

Total	33	8	41

	As of and for the year ended December 31, 2005
	Wholly- Owned	Joint Ventures	Consolidated Total
Backlog of homes sold but not closed at end of period
California	608	123	731
Arizona	396	—	396
Nevada	164	—	164

Total	1,168	123	1,291

Dollar amount of backlog of homes sold but not closed at end of period (dollars in thousands)
California	$427,102	$64,355	$491,457
Arizona	141,132	—	141,132
Nevada	59,038	—	59,038

Total	$627,272	$64,355	$691,627

Lots controlled at end of year
Owned lots
California	4,296	1,290	5,586
Arizona	3,627	822	4,449
Nevada	1,483	—	1,483

Total	9,406	2,112	11,518

Optioned lots(1)
California			4,650
Arizona			8,232
Nevada			2,189

Total			15,071

Total lots controlled
California			10,236
Arizona			12,681
Nevada			3,672

Total			26,589

	As of and for the year ended December 31, 2004
	Wholly- Owned	Joint Ventures	Consolidated Total
Selected Financial Information (dollars in thousands)
Homes closed	2,447	1,024	3,471

Home sales revenue	$1,246,277	$539,312	$1,785,589
Cost of sales	(941,225)	(385,832)	(1,327,057)

Gross margin	$305,052	$153,480	$458,532

Gross margin percentage	24.5%	28.5%	25.7%

Number of homes closed
California	1,312	1,024	2,336
Arizona	402	—	402
Nevada	733	—	733

Total	2,447	1,024	3,471

Average sales price
California	$692,200	$526,700	$619,600
Arizona	241,800	—	241,800
Nevada	328,700	—	328,700

Total	$509,300	$526,700	$514,400

Number of net new home orders
California	1,157	955	2,112
Arizona	677	—	677
Nevada	582	—	582

Total	2,416	955	3,371

Average number of sales locations during period
California	17	11	28
Arizona	6	—	6
Nevada	7	—	7

Total	30	11	41

	As of and for the year ended December 31, 2004
	Wholly- Owned	Joint Ventures	Consolidated Total
Backlog of homes sold but not closed at end of period
California	357	245	602
Arizona	482	—	482
Nevada	82	—	82

Total	921	245	1,166

Dollar amount of backlog of homes sold but not closed at end of period (dollars in thousands)
California	$292,298	$160,280	$452,578
Arizona	136,815	—	136,815
Nevada	34,185	—	34,185

Total	$463,298	$160,280	$623,578

Lots controlled at end of year
Owned lots
California	2,702	1,445	4,147
Arizona	3,518	—	3,518
Nevada	1,193	—	1,193

Total	7,413	1,445	8,858

Optioned lots(1)
California			4,532
Arizona			3,960
Nevada			1,262

Total			9,754

Total lots controlled
California			8,679
Arizona			7,478
Nevada			2,455

Total			18,612

	As of and for the year ended December 31, 2003
	Consolidated	Unconsolidated Joint Ventures	Combined Total
Selected Financial Information (dollars in thousands)
Homes closed	2,149	655

Home sales revenue	$866,657	$317,109
Cost of sales	(714,385)	(248,252)

Gross margin	$152,272	$68,857

Gross margin percentage	17.6%	21.7%

Number of homes closed
California	1,271	655	1,926
Arizona	319	—	319
Nevada	559	—	559

Total	2,149	655	2,804

Average sales price
California	$498,700	$484,100	$493,800
Arizona	211,300	—	211,300
Nevada	295,900	—	295,900

Total	$403,300	$484,100	$422,200

Number of net new home orders
California	1,660	697	2,357
Arizona	389	—	389
Nevada	697	—	697

Total	2,746	697	3,443

Average number of sales locations during period
California	19	9	28
Arizona	6	—	6
Nevada	6	—	6

Total	31	9	40

	As of and for the year ended December 31, 2003
	Consolidated	Unconsolidated Joint Ventures	Combined Total
Backlog of homes sold but not closed at end of period
California	589	237	826
Arizona	207	—	207
Nevada	233	—	233

Total	1,029	237	1,266

Dollar amount of backlog of homes sold but not closed at end of period (dollars in thousands)
California	$355,128	$119,509	$474,637
Arizona	47,228	—	47,228
Nevada	73,315	—	73,315

Total	$475,671	$119,509	$595,180

Lots controlled at end of year
Owned lots
California	2,248	1,142	3,390
Arizona	1,486	—	1,486
Nevada	1,298	—	1,298

Total	5,032	1,142	6,174

Optioned lots(1)
California			4,835
Arizona			4,253
Nevada			2,910

Total			11,998

Total lots controlled
California			8,225
Arizona			5,739
Nevada			4,208

Total			18,172

(1)	Optioned lots may be purchased by the Company as consolidated projects or may be purchased by newly formed unconsolidated joint ventures.

On a combined basis, the number of net new home orders for the year ended December 31, 2005 decreased 1.5% to 3,321 homes from 3,371 homes for the year ended December 31, 2004. The number of homes closed on a combined basis for the year ended December 31, 2005 decreased 7.9% to 3,196 homes from 3,471 homes for the year ended December 31, 2004. On a combined basis, the backlog of homes sold but not closed as of December 31, 2005 was 1,291 homes, up 10.7% from 1,166 homes as of December 31, 2004.

Homes in backlog are generally closed within three to six months. The dollar amount of backlog of homes sold but not closed on a combined basis as of December 31, 2005 was $691.6 million, up 10.9% from $623.6 million as of December 31, 2004. The cancellation rate of buyers who contracted to buy a home but did not close escrow at the Company’s projects was approximately 16% during 2005 and 17% during 2004. The inventory of completed and unsold homes was 58 homes as of December 31, 2005.

The Company’s average number of sales locations was unchanged at 41 for the years ended December 31, 2005 and 2004 and the Company’s number of new home orders per average sales location decreased from 82.2 for the year ended December 31, 2004 to 81.0 for the year ended December 31, 2005.

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

Comparisons of Years Ended December 31, 2005 and 2004

Consolidated operating revenue for the year ended December 31, 2005 was $1.856 billion, an increase of $34.5 million, or 1.9%, from consolidated operating revenue of $1.822 billion for the year ended December 31, 2004. Revenue from sales of wholly-owned homes increased $91.9 million, or 7.4%, to $1.338 billion in the 2005 period from $1.246 billion in the 2004 period. The increase was due to an increase in the average sales price of wholly-owned homes closed to $533,600 in the 2005 period from $509,300 in the 2004 period and an increase in the number of wholly-owned homes closed to 2,508 in 2005 from 2,447 in 2004. In addition, revenue from sales of homes from consolidated joint ventures decreased to $406.9 million in 2005 from $539.3 million in 2004, due to a decrease in the number of joint venture homes closed to 688 in 2005 from 1,024 in 2004, offset by an increase in the average sales price of joint venture homes to $591,400 in 2005 from $526,700 in 2004. Revenue from sales of lots, land and other increased to $111.3 million in 2005 from $36.3 million in 2004 due to the bulk sale of land of $66.0 million in Arizona and of $45.3 million in California during 2005. The increase in the average sales price of units closed in wholly-owned and consolidated joint venture projects was primarily due to (i) price appreciation in certain markets and (ii) a change in product mix.

Total operating income increased to $314.8 million in the 2005 period from $279.6 million in the 2004 period. The excess of revenue from sales of homes over the related cost of sales (gross margin) decreased by $20.5 million to $438.0 million in the 2005 period from $458.5 million in the 2004 period primarily due to (i) a decrease in the number of joint venture homes closed to 688 in 2005 from 1,024 in 2004, (ii) a decrease in joint venture gross margin percentage to 27.7% in 2005 from 28.5% in 2004, (iii) offset by an increase in the average sales price of joint venture homes to $591,400 in 2005 from $526,700 in 2004, (iv) an increase in the number of wholly-owned homes closed to 2,508 in 2005 from 2,447 in 2004 and (v) an increase in the average sales price of wholly-owned homes closed to $533,600 in 2005 from $509,200 in 2004. The excess of revenue from sales of lots, land and other over the related cost of sales (gross margin) increased by $53.4 million to $66.5 million in 2005 from $13.1 million in 2004 primarily due to the bulk sale of land in Arizona and California during 2005.

Sales and marketing expense increased slightly to $59.4 million in the 2005 period from $58.8 million in the 2004 period primarily due to an increase in marketing fees paid to land sellers in certain of the communities in which the Company builds to $7.2 million in 2005 from $6.7 million in 2004. General and administrative expenses increased $9.2 million in the 2005 period to $90.0 million from $80.8 million in the 2004 period primarily as a result of an increase in bonus expense to $58.5 million, or approximately 16% of pre-tax, pre-bonus income, in the 2005 period from $54.1 million, or approximately 16% of pre-tax, pre-bonus income, in the 2004 period due to higher levels of pre-tax, pre-bonus income and an increase in salaries and benefits to $24.5 million in the 2005 period from $20.8 million in the 2004 period. Other operating costs consist of operating losses realized by golf course operations in certain of the Company’s divisions which increased $5.0 million to $7.1 million in the 2005 period from $2.1 million in the 2004 period due to an impairment loss of $4.6 million at one of the golf courses in the San Diego Division described below in “Critical Accounting Policies”. Equity in income (loss) from unconsolidated joint ventures increased to $4.3 million in the 2005 period from $(0.7) million in the 2004 period, primarily due to certain bulk sales of land by the Company’s unconsolidated joint ventures. Minority equity in income of consolidated entities decreased to $37.6 million in the 2005 period from $49.7 million in the 2004 period, primarily due to a decrease in the number of joint venture homes closed to 688 in 2005 from 1,024 in 2004.

The Company incurred financial advisory expenses of $2.2 million in the 2005 period with no comparable amount in the 2004 period due to the proposed transaction described below in “Proposed Transaction”.

Total interest incurred increased to $73.2 million in the 2005 period from $59.0 million in the 2004 period, primarily as a result of an increase in the prime interest rate from an average of 6.19% during 2005 compared to

4.34% during 2004 and as a result of an increase in the average principal balance of debt outstanding in the 2005 period compared to the 2004 period.

The estimated overall effective tax rate for the year ending December 31, 2005 is 39.4%. During the year ended December 31, 2005, income tax benefits of $2.0 million related to stock option exercises were excluded from the results of operations and credited to additional paid-in capital. At December 31, 2005, the Company has unused recognized built-in losses in the amount of $23.3 million which are available to offset future taxable income and expire between 2009 and 2011. The utilization of these losses is limited to offset $3.9 million of taxable income per year; however, any unused losses in any year may be carried forward for utilization in future years through 2011. The Company’s ability to utilize the foregoing tax benefits will depend upon the amount of its future taxable income and may be further limited under certain circumstances.

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

As a result of the foregoing factors, net income increased to $190.6 million in the 2005 period from $171.6 million in the 2004 period.

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

As of December 31, 2005, the outstanding 7 5/8% Senior Notes with a face value of $150.0 million had a fair value of approximately $132.4 million, based on quotes from industry sources.

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

As of December 31, 2005, the outstanding 10 3/4% Senior Notes with a face value of $246.9 million had a fair value of approximately $258.1 million, based on quotes from industry sources.

7 1/2% Senior Notes

On February 6, 2004, California Lyon closed its offering of $150.0 million principal amount of 7 1/2% Senior Notes due 2014 (the “7 1/2% Senior Notes”). The notes were sold pursuant to Rule 144A and outside the United States to non-U.S. persons in reliance on Regulation S. The notes were issued at par, resulting in net proceeds to the Company of approximately $147.6 million. California Lyon agreed to file a registration statement with the Securities and Exchange Commission relating to an offer to exchange the notes for publicly tradeable notes having substantially identical terms. On July 16, 2004, the Securities and Exchange Commission declared the registration statement effective and California Lyon commenced an offer to exchange any and all of its outstanding $150.0 million aggregate principal amount of 7 1/2% Senior Notes due 2014, which are not registered under the Securities Act of 1933, for a like amount of its new 7 1/2% Senior Notes due 2014, which are registered under the Securities Act of 1933, upon the terms and subject to the conditions set forth in the prospectus dated July 16, 2004. The exchange offer was completed for the full principal amount of the 7 1/2% Senior Notes on August 17, 2004. The terms of the new notes are identical in all material respects to those of the old notes, except for certain transfer restrictions, registration rights and liquidated damages provisions relating to the old notes. The new notes have been listed on the New York Stock Exchange. Interest on the 7 1/2% Senior Notes is payable on February 15 and August 15 of each year. Based on the current outstanding principal amount of 7 1/2% Senior Notes the Company’s semi-annual interest payments are $5.6 million.

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

As of December 31, 2005, the outstanding 7 1/2% Senior Notes with a face value of $150.0 million had a fair value of $129.8 million, based on quotes from industry sources.

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

At December 31, 2005, the Company had approximately $109.5 million of secured indebtedness, (excluding approximately $16.2 million of secured indebtedness of consolidated entities) and approximately $316.7 million of additional secured indebtedness available to be borrowed under the Company’s credit facilities, as limited by the Company’s borrowing base formulas.

Revolving Credit Facilities

As of December 31, 2005, the Company has four revolving credit facilities which have an aggregate maximum loan commitment of $410.0 million and mature at various dates through 2008. A $90.0 million revolving line of credit “expires” in October 2006. After that date the Company may borrow amounts, subject to applicable borrowing base and concentration limitations, under this facility solely to complete the construction of residences begun prior to such date in approved projects funded by disbursements under this facility. The final maturity date is the earlier of the date upon which the last residence, the construction of which was financed with proceeds of this loan, is sold or the date upon which such last residence is excluded from the borrowing base by the passage of time under this facility. However, as in the past the Company expects the maturity to be extended by the lender at each maturity date for an additional year. A $150.0 million revolving line of credit finally matures in September 2008, although after September 2006, advances under this facility may only be made to complete previously approved projects approved on or before such date. The maximum commitment of $150.0 million under this facility is reduced by the aggregate amount of loan commitments under separate project loans issued by the lender or its affiliates to the Company or its affiliates with respect to projects that are not cross-

collateralized with the collateral under this credit facility. A $70.0 million revolving line of credit initially “matures” in September 2006. After that date: a) the maximum commitment under this facility reduces at a rate of $8.75 million per quarter beginning with the quarter ending December 31, 2006, with a final maturity date of September 2008, and b) advances may only be used to complete previously approved projects subject to the borrowing base as of the initial maturity date. A $100.0 million revolving line of credit matures in June 2008, although after June 2007, the lender is not required to make advances under this facility. Effective on March 8, 2006, the Company entered into an agreement with a lender for an additional revolving credit facility in the amount of $50.0 million. In addition, in March 2006 the Company agreed in principle to enter into an agreement with another lender for an additional revolving credit facility in the amount of $50.0 million. The facilities mature in February and March 2008, respectively. After giving effect to the two additional revolving credit facilities, the Company’s aggregate maximum loan commitment under the six revolving credit facilities will be $510.0 million.

Availability under each credit facility is subject not only to the maximum amount committed under the respective facility, but also to both various borrowing base and concentration limitations. The borrowing base limits lender advances to certain agreed percentages of asset value. The allowed percentage generally increases as the asset progresses from land under development to residence subject to contract of sale. Advances for each type of collateral become due in whole or in part, subject to possible re-borrowing, and/or the collateral becomes excluded from the borrowing base, after a specified period or earlier upon sale. Concentration limitations further restrict availability under the credit facilities. The effect of these borrowing base and concentration limitations essentially is to mandate minimum levels of the Company’s investment in a project, with higher percentages of investment required at earlier phases of a project, and with greater absolute dollar amounts of investment required as a project progresses. Each revolving credit facility is secured by deeds of trust on the real property and improvements thereon owned by the Company in the subdivision project(s) approved by the respective lender, as well as pledges of all net sale proceeds, related contracts and other ancillary property. Also, each credit facility includes financial covenants, which may limit the amount that may be borrowed thereunder. Outstanding advances bear interest at various rates, which approximate the prime rate. As of December 31, 2005, $50.0 million was outstanding under these credit facilities, with a weighted-average interest rate of 6.892%, and the undrawn availability was $316.7 million as limited by the borrowing base formulas. Interest on the revolving credit facilities is calculated on the average, outstanding daily balance and is paid following the end of each month. During the year ended December 31, 2005, the Company borrowed $1.113 billion and repaid $1.070 billion under these facilities. The maximum amount outstanding was $200.5 million and the weighted average borrowings were $113.6 million during the year ended December 31, 2005. Interest incurred on the revolving credit facilities for the year ended December 31, 2005 was $8.2 million. Delaware Lyon has guaranteed on an unsecured basis California Lyon’s obligations under certain of the revolving credit facilities and has provided an unsecured environmental indemnity in favor of the lender under the $125.0 million bank line of credit. The Company routinely makes borrowings under its revolving credit facilities in the ordinary course of business within the maximum aggregate loan commitment amounts to fund its operations, including its land acquisition and home building activities, and repays such borrowings, as required by the credit facilities, with the net proceeds from sales of the real property, including homes, which secure the applicable credit facility.

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

As of and for the year ending December 31, 2005, the Company is in compliance with these covenants.

Construction Notes Payable

At December 31, 2005, the Company had construction notes payable on certain consolidated entities amounting to $16.2 million. The construction notes have various maturity dates through 2008 and bear interest at rates ranging from prime to prime plus 0.25% at December 31, 2005. Interest is calculated on the average daily balance and is paid following the end of each month.

Seller Financing

At December 31, 2005, the Company had $11.7 million of notes payable outstanding related to land acquisitions for which seller financing was provided. The seller financing notes are due at various dates through December 2007 and bear interest at rates ranging from 9.0% to 12.0% at December 31, 2005. Interest is calculated on the average principal balance outstanding and is accrued and paid when the financing is repaid.

Revolving Mortgage Warehouse Credit Facilities

The Company, through its mortgage subsidiary and one of its unconsolidated joint ventures, has entered into two revolving mortgage warehouse credit facilities with banks to fund its mortgage origination operations. The original credit facility, which matures in May 2006, provides for revolving loans of up to $30.0 million outstanding, $20.0 million of which is committed (lender obligated to lend if stated conditions are satisfied) and $10.0 million is not committed (lender advances are optional even if stated conditions are otherwise satisfied). In October 2005, the original credit facility was increased to $48.0 million for the period November 2005 through February 2006, $32 million of which is committed and $16 million is not committed, and will decrease to $30.0 million, $20.0 million of which is committed and $10.0 million of which is not committed, thereafter. The Company’s mortgage subsidiary and one of its unconsolidated joint ventures entered into an additional $20.0 million credit facility which matures in October 2006. In October 2005, the commitment amount of the additional credit facility was temporarily increased to $50.0 million for the period November 2005 through January 2006, and will decrease to $20.0 million, thereafter. The temporary increases in the credit facilities improved the ability of the Company’s mortgage subsidiary to fund the high volume of loans that were anticipated to occur during the period. The Company expects the maturity to be extended by the lender at each maturity date for an additional year. Mortgage loans are generally held for a short period of time and are typically sold to investors within 7 to 15 days following funding. The facilities are secured by substantially all of the assets of each of the borrowers, including the mortgage loans held for sale, all rights of each of the borrowers with respect to contractual obligations of third party investors to purchase such mortgage loans, and all proceeds of sale of such mortgage loans. The facilities, which have LIBOR based pricing, also contain certain financial covenants requiring the borrowers to maintain minimum tangible net worth, leverage, profitability and liquidity. These facilities are non-recourse and are not guaranteed by the Company. At December 31, 2005 the outstanding balance under these facilities was $47.8 million.

Land Banking Arrangements

The Company enters into purchase agreements with various land sellers. In some instances, and as a method of acquiring land in staged takedowns, thereby minimizing the use of funds from the Company’s revolving credit facilities and other corporate financing sources and limiting the Company’s risk, the Company transfers the Company’s right in such purchase agreements to entities owned by third parties (“land banking arrangements”). These entities use equity contributions and/or incur debt to finance the acquisition and development of the lots. The entities grant the Company an option to acquire lots in staged takedowns. In consideration for this option, the Company makes a non-refundable deposit of 15% to 20% of the total purchase price. The Company is under no obligation to purchase the balance of the lots, but would forfeit remaining deposits and be subject to penalties if the lots were not purchased. The Company does not have legal title to these entities or their assets and has not guaranteed their liabilities. These land banking arrangements help the Company manage the financial and market risk associated with land holdings. The use of these land banking arrangements is dependent on, among other things, the availability of capital to the option provider, general housing market conditions and geographic preferences. As described in Note 2 of “Notes to Consolidated Financial Statements”, Interpretation No. 46,

requires the consolidation of the assets, liabilities and operations of three of the Company’s land banking arrangements including, as of December 31, 2005, real estate inventories of $71.0 million. The Company participates in three land banking arrangements, which are not VIE’s in accordance with Interpretation No. 46, and are not consolidated as of December 31, 2005. The deposits and penalties related to the three unconsolidated land banking arrangements have been recorded in the accompanying consolidated balance sheet. Summary information with respect to the Company’s consolidated and unconsolidated land banking arrangements is as follows as of December 31, 2005 (dollars in thousands):

	Consolidated	Unconsolidated
Total number of land banking projects	3	3

Total number of lots	267	673

Total purchase price	$84,085	$116,821

Balance of lots still under option and not purchased:
Number of lots	243	175

Purchase price	$70,986	$47,282

Forfeited deposits and penalties if lots are not purchased	$7,804	$11,892

Joint Venture Financing

The Company and certain of its subsidiaries are general partners or members in joint ventures involved in the development and sale of residential projects. As described more fully in “Recently Issued Accounting Standards”, in accordance with Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, as amended (“Interpretation No. 46”) certain joint ventures have been determined to be variable interest entities in which the Company is considered the primary beneficiary. Accordingly, the assets, liabilities and operations of these joint ventures have been consolidated with the Company’s financial statements as of and for the years ended December 31, 2005 and 2004. Because the Company already recognizes its proportionate share of joint venture earnings and losses under the equity method of accounting, the adoption of Interpretation No. 46 did not affect the Company’s consolidated net income. The financial statements of joint ventures in which the Company is not considered the primary beneficiary are not consolidated with the Company’s financial statements. The Company’s investments in unconsolidated joint ventures are accounted for using the equity method because the Company has a 50% or less voting or economic interest (and thus such joint ventures are not controlled by the Company). Income allocations and cash distributions to the Company from the unconsolidated joint ventures are based on predetermined formulas between the Company and its joint venture partners as specified in the applicable partnership or operating agreements. The Company generally receives, after partners’ priority returns and returns of partners’ capital, approximately 50% of the profits and cash flows from joint ventures. See Note 2 of “Notes to Consolidated Financial Statements” for condensed combined financial information for the joint ventures whose financial statements have been consolidated with the Company’s financial statements. See Note 5 of “Notes to Consolidated Financial Statements” for condensed combined financial information for the unconsolidated joint ventures. Based upon current estimates, substantially all future development and construction costs incurred by the joint ventures will be funded by the venture partners or from the proceeds of construction financing obtained by the joint ventures.

As of December 31, 2005, the Company’s investment in and advances to unconsolidated joint ventures was $0.4 million and the venture partners’ investment in such joint ventures was $0.2 million. As of December 31, 2005, these joint ventures had obtained financing from construction lenders which amounted to $32.4 million of outstanding indebtedness.

During the year ended December 31, 2002, one of the Company’s joint ventures (“Existing Venture”) was restructured such that the Company was required to purchase the 538 lots owned by the Existing Venture on a specified takedown basis through October 15, 2003 at a purchase price equal to the future cost of such lots including a 20% preferred return on invested capital to the outside partner of the Existing Venture. During the year ended December 31, 2002, the first 242 lots were purchased from the Existing Venture for $64.5 million, which included a $12.5 million preferred return to the outside partner of the Existing Venture. The 242 lots were purchased by a newly formed joint venture (“New Venture”) between the Company and an outside partner. The Company was required to and did purchase the 242 lots owned by the New Venture on a specified takedown basis through May 15, 2004 at a purchase price equal to $74.2 million plus a 13 1/2% preferred return on invested capital to the outside partner of the New Venture. Because the Company was required to purchase the lots owned by both the Existing Venture and the New Venture, and the Company controlled both ventures, the financial statements of both ventures have been consolidated with the Company’s financial statements. During the year ended December 31, 2002, an additional 44 lots were purchased from the Existing Venture for $19.8 million, which included a $4.0 million preferred return to the outside partner of the Existing Venture. The 44 lots were purchased through a land banking arrangement. During the year ended December 31, 2003, an additional 219 lots were purchased from the Existing Venture for $74.9 million, which included a $21.7 million preferred return to the outside partner of the Existing Venture. These purchases included (i) 172 lots which were purchased from the Existing Venture under a land banking arrangement for $56.6 million, which included a $16.4 million preferred return to the outside partner of the Existing Venture and (ii) 47 lots which were purchased by the New Venture from the Existing Venture for $18.3 million, which included a $5.3 million preferred return to the outside partner of the Existing Venture. During the year ended December 31, 2002, the Company purchased 15 lots from the New Venture for $5.1 million, all of which was paid to the outside partner as a return of capital. During the year ended December 31, 2003, the Company purchased 175 lots from the New Venture for $54.5 million, all of which was paid to the outside partner as a return of capital. During the year ended December 31, 2004, the Company purchased the remaining 99 lots from the New Venture for $34.3 million. The intercompany sales and related profits have been eliminated in consolidation.

During the year ended December 31, 2003, California Lyon and two unaffiliated parties formed a series of limited liability companies (“Development LLCs”) for the purpose of acquiring three parcels of land totaling 236 acres in Irvine and Tustin, California (formerly part of the Tustin Marine Corps Air Station) and developing the land into 1,910 residential homesites. As of December 31, 2005, the Development LLCs sold substantially all of the lots. During the year ended December 31, 2005, California Lyon purchased 829 lots from the Development LLCs for a purchase price of $183.6 million, of which 267 lots were purchased through three land banking arrangements for a purchase price of $84.1 million (see Note 2 of “Notes to Consolidated Financial Statements” for additional information regarding the Company’s land banking arrangements). California Lyon has a 12 1/2% indirect, minority interest in the Development LLCs and during the year ended December 31, 2005 earned income of $9.8 million from the sale of lots by the Development LLCs, of which $5.2 million was deferred as a reduction to the cost basis of the lots purchased by California Lyon and will be recognized when homes are constructed on the lots and sold to third parties.

The Company is a member in an unconsolidated joint venture limited liability company formed for the purpose of acquiring and developing land in Pahrump, Nevada. At December 31, 2005, the unconsolidated joint venture had outstanding land acquisition and development debt of $32.4 million, of which the Company guaranteed $16.2 million.

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

Cash Flows — Comparison of Years Ended December 31, 2005 and 2004

Net cash (used in) provided by operating activities changed from a source of $87.3 million in 2004 to a use of $44.5 million in 2005. The change was primarily as a result of (i) an increase in equity in income of unconsolidated joint ventures from a loss of $0.7 million in 2004 to income of $4.3 million in 2005, (ii) an increase in distributions of income from unconsolidated joint ventures from none in 2004 to $2.7 million in 2005, (iii) a decrease in net changes in receivables from an increase of $9.2 million in 2004 to a decrease of $104.2 million in 2005, due to approximately $95.7 million of escrow proceeds receivable as of December 31, 2005 compared to approximately $24.7 million as of December 31, 2004 and (iv) increased net expenditures in real estate inventories from $195.3 million in 2004 to $232.2 million in 2005. The successful issuance of the 10 3/4% Senior Notes in 2003 and the 7 1/2% Senior Notes and 7 5/8% Senior Notes in 2004, offset by the repayment of the 12 1/2% Senior Notes (as described in financing activities below), provided the Company with increased financial resources. The risks inherent in purchasing and developing land increase as consumer demand for housing decreases. Thus, the Company may have bought and developed land on which it cannot profitably build and sell homes. The market value of land, building lots and housing inventories can fluctuate significantly as a result of changing market conditions. In addition, inventory carrying costs can be significant and can result in losses in a poorly performing project or market. In the event of significant changes in economic or market conditions, the Company may have to sell homes at significantly lower margins or at a loss.

Net cash provided by (used in) investing activities changed from a use of $17.1 million in 2004 to a source of $16.5 million in 2005. The change was primarily as a result of (i) a decrease in investments in and advances to unconsolidated joint ventures from $9.4 million in 2004 to $1.4 million in 2005, (ii) an increase in distributions of capital from unconsolidated joint ventures from $10.1 million in 2004 to $20.5 million in 2005 and (iii) a decrease in purchases of property and equipment from $17.8 million in 2004 to $2.6 million in 2005, due to the purchase of an aircraft in 2004.

Net cash (used in) provided by financing activities decreased from a source of $1.7 million in 2004 to a use of $15.7 million in 2005. The change was primarily as a result of (i) an increase in net borrowings on notes payable from net principal payments of $127.4 million in 2004 to net borrowings of $60.7 million in 2005, (ii) the issuance of the 7 5/8% Senior Notes and the 7 1/2% Senior Notes in 2004 with no issuance of senior notes in 2005, (iii) a decrease in net minority interest distributions from $86.8 million in 2004 to $76.7 million in 2005 and (iv) the repurchase of shares of common stock of $81.0 million in 2004 with no comparable amount in 2005.

Cash Flows — Comparison of Years Ended December 31, 2004 and 2003

Net cash provided by (used in) operating activities changed from a use of $122.5 million in 2003 to a source of $87.3 million in 2004. The change was primarily a result of (i) an increase in operating income as a result of increased deliveries and operating revenues and (ii) a decrease in cash distributions of income from unconsolidated joint ventures from $37.5 million in 2004 to none in 2004 due to the consolidation of certain joint ventures due to the adoption of Interpretation No. 46 as described above. Net expenditures on real estate were relatively unchanged at $195.3 million in 2004 compared to $206.0 million in 2003. The successful issuance of the 10 3/4% Senior Notes in 2003 and the 7 1/2% Senior Notes and 7 5/8% Senior Notes in 2004, offset by the repayment of the 12 1/2% Senior Notes (as described in financing activities below), provided the Company with increased financial resources. The risks inherent in purchasing and developing land increase as consumer demand for housing decreases. Thus, the Company may have bought and developed land on which it cannot profitably build and sell homes. The market value of land, building lots and housing inventories can fluctuate significantly as a result of changing market conditions. In addition, inventory carrying costs can be significant and can result in losses in a poorly performing project or market. In the event of significant changes in economic or market conditions, the Company may have to sell homes at significantly lower margins or at a loss.

Net cash (used in) provided by investing activities decreased to a use of $17.1 million in 2004 from a source of $13.0 million in 2003. The change was primarily a result of (i) a decrease in cash distributions from unconsolidated joint ventures to $10.1 million in 2004 from $22.0 million in 2003 and (ii) an increase in cash paid for property and equipment to $17.8 million in 2004 from $0.6 in 2003 due to the purchase of an aircraft.

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

Contractual Obligations

The Company’s contractual obligations consisted of the following at December 31, 2005 (in thousands):

		Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Revolving credit facilities	$105,533	$61,150	$44,383	$—	$—
Construction notes payable	17,033	6,571	10,462	—	—
Seller financing	14,088	1,310	12,778	—	—
7 5/8% Senior Notes	230,063	11,438	22,875	22,875	172,875
10 3/4% Senior Notes	444,844	26,875	53,750	53,750	310,469
7 1/2% Senior Notes	241,406	11,250	22,500	22,500	185,156
Operating leases	11,482	3,261	5,377	2,280	564
Purchase obligations:
Land purchases and option commitments	944,701	344,056	299,106	77,384	224,155
Project commitments	361,111	295,656	49,091	16,364	—

Total	$2,370,261	$761,567	$520,322	$195,153	$893,219

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

Impairment of Real Estate Inventories

The Company accounts for its real estate inventories under Financial Accounting Standards Board Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“Statement No. 144”). Statement No. 144 requires impairment losses to be recorded on real estate inventories when indicators of impairment are present and the undiscounted cash flows estimated to be generated by real estate inventories are less than the carrying amount of such assets. The estimation process used in determining the undiscounted cash flows of the assets is inherently uncertain because it involves estimates of future revenues and costs. As described more fully above in the section entitled “Real Estate Inventories and Cost of Sales”, estimates of revenues and costs are supported by the Company’s budgeting process. When an impairment loss is required for assets to be held and used by the Company, the related assets are adjusted to their estimated fair value.

The results of operations for the year ended December 31, 2005 included a non-cash charge of $4.6 million to record an impairment loss related to a golf course in the Company’s San Diego Division. The impairment loss was primarily attributable to lower than expected cash flows and continued net operating losses since the golf course opened in 2002. As a result, the future undiscounted cash flows estimated to be generated were determined to be less than the assets carrying amount. Accordingly, the golf course asset was written-down to its estimated fair value. The non-cash charge is reflected in other operating costs in the accompanying consolidated statements of income.

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

Proposed Transaction

On April 26, 2005, General William Lyon announced that he was proposing to acquire the outstanding publicly held minority interest in the Company’s common stock for $82 per share in cash. General Lyon stated that this transaction would be contingent upon approval by the Board of Directors or a duly appointed special committee of the Board of Directors. The Board of Directors subsequently formed a special committee of independent directors to consider General Lyon’s proposal with the assistance of outside financial and legal advisors which the special committee retained. On June 20, 2005, the special committee announced that it had determined that the proposal by General Lyon was inadequate. On June 28, 2005, General Lyon announced that he was withdrawing his proposal. On July 25, 2005, the Company announced that its Board of Directors had disbanded the special committee. On July 25, 2005, General Lyon announced that he was discontinuing his efforts at that time to take the Company private. In connection with the special committee’s consideration of this proposed transaction, the Company has incurred approximately $2.2 million in financial advisory and legal expenses which are reflected as a charge in the Company’s results of operations for the year ended December 31, 2005.

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

On October 17, 2005, the Board of Directors of the Company appointed three new independent directors to the Board of Directors: Harold H. Greene, Gary H. Hunt and Arthur B. Laffer. At the Annual Meeting of Holders of Common Stock held on November 9, 2005, the stockholders elected eight directors to serve on the Board of Directors for the coming year (and until each director’s successor shall have been duly elected and qualified), including Messrs. Greene, Hunt and Laffer, as well as General William Lyon, Wade H. Cable, Richard E. Frankel and William H. Lyon. On January 17, 2006, the Board of Directors of the Company appointed Lawrence M. Higby as an additional independent director to the Board of Directors. As a result of these appointments and elections and the associated Board committee assignments, the Company has regained compliance with the listing requirements of the NYSE, including a majority of independent directors on the Board and the requisite composition of the Nominating and Corporate Governance Committee and the Audit Committee.

See “Part I—Item 3. Legal Proceedings” for information on certain lawsuits which were filed relating to General Lyon’s proposal.

Recently Issued Accounting Standards

On June 29, 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 04-05, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-05”). The scope of EITF 04-05 is limited to limited partnerships or similar entities (such as limited liability companies that have governing provisions that are the functional equivalent of a limited partnership) that are not variable interest entities under Interpretation No. 46 and provides a new framework for addressing when a general partner in a limited partnership, or managing member in the case of a limited liability company, controls the entity. Under EITF 04-05, the Company may be required to consolidate certain investments in which the Company holds a general partner or managing member interest. EITF 04-05 is effective after June 29, 2005 for new entities formed after such date and for existing entities for which the agreements are subsequently modified and is effective for the Company’s fiscal year beginning January 1, 2006 for all other entities. The adoption of EITF 04-05 did not have any impact on the Company’s financial statements as of December 31, 2005. The Company has not yet determined the anticipated impact of adopting EITF 04-05 for arrangements existing at June 29, 2005. However, EITF 04-05 may require the consolidation of the assets, liabilities and operations of certain of the Company’s homebuilding and land development joint ventures. Since the Company already recognizes its proportionate share of joint venture earnings and losses under the equity method of accounting, the adoption of EITF 04-05 will not impact the Company’s consolidated net income.

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

Based on the Company’s analysis of arrangements created after January 31, 2003, no VIEs had been created for the period from February 1, 2003 through December 31, 2003 with respect to option agreements as identified under clause (i) of the previous paragraph. At December 31, 2003, certain joint ventures and a land banking arrangement created after January 31, 2003 had been determined to be VIEs under Interpretation No. 46. in which the Company is considered the primary beneficiary. Accordingly, the assets, liabilities and operations of these joint ventures and land banking arrangement were consolidated with the Company’s financial statements as of December 31, 2003 and for the period then ended. Effective January 1, 2004, certain additional joint ventures and land banking arrangements created prior to February 1, 2003 have been determined to be VIEs under Interpretation No. 46 in which the Company is considered the primary beneficiary. Accordingly, the assets, liabilities and operations of all these joint ventures and land banking arrangements have been consolidated with the Company’s financial statements as of January 1, 2004 and for the year ended December 31, 2004. At

December 31, 2005, certain joint ventures, lot option agreements and land banking arrangements have been determined to be VIEs under Interpretation No. 46 in which the Company is considered the primary beneficiary. Accordingly, the assets, liabilities and operations of all of these joint ventures, lot option agreements and land banking arrangements have been consolidated with the Company’s financial statements as of December 31, 2005, and for the year ended December 31, 2005.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk for changes in interest rates relates to the Company’s floating rate debt with a total outstanding balance at December 31, 2005 of $103.8 million where the interest rate is variable based upon certain bank reference or prime rates. If interest rates were to increase by 10%, the estimated impact on the Company’s consolidated financial statements would be no reduction to income before provision for income taxes based on amounts outstanding and rates in effect at December 31, 2005, but would increase capitalized interest by approximately $0.9 million which would be amortized to cost of sales as home closings occur.

Item 8.    Financial Statements and Supplementary Data

The consolidated financial statements of William Lyon Homes and the reports of the independent registered public accounting firm, listed under Item 15, are submitted as a separate section of this report beginning on page 69 and are incorporated herein by reference.

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

Management’s Annual Report on Internal Control Over Financial Reporting.    The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f), and for its assessment of the effectiveness of internal control over financial reporting. Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Based on the Company’s evaluation under the framework in Internal Control — Integrated Framework, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2005.

The assessment by the Company’s management of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report that is included herein.

Attestation Report of Ernst & Young LLP, an independent registered public accounting firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

William Lyon Homes

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that William Lyon Homes maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The management of William Lyon Homes is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that William Lyon Homes maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, William Lyon Homes maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of William Lyon Homes as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005 and our report dated March 10, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Irvine, California

March 10, 2006

Item 9B.    Other Information

None.

PART III

Item 10.    Directors and Executive Officers of Registrant

Information Regarding the Directors of William Lyon Homes

The following table lists the Directors of the Company and provides their respective ages and current positions with the Company as of February 28, 2006. Each director holds office until the Company’s next Annual Meeting and until his successor is duly elected and qualified. Except as described below, there are no family relationships between any director or executive officer and any other director or executive officer of William Lyon Homes. Biographical information for each Director is provided below.

Name	Age	Position
General William Lyon	82	Chairman of the Board of Directors and Chief Executive Officer
Wade H. Cable	57	Director, President and Chief Operating Officer
Richard E. Frankel	60	Director
Harold H. Greene (a, b, c)	66	Director
Lawrence M. Higby (a, b, c)	60	Director
Gary H. Hunt (a, b, c)	57	Director
Arthur B. Laffer (b, c)	65	Director
William H. Lyon	32	Director, Vice President and Chief Administrative Officer
Alex Meruelo (a, b, c)	43	Director

(a)	Member of the Audit Committee

(b)	Member of the Compensation Committee

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

RICHARD E. FRANKEL has been associated with homebuilding entities for over 25 years, and joined the board of directors on January 25, 2000. From 1977 to 1997, he held key positions including Chief Financial Officer, Investment Division Manager, Vice Chairman and President of the former William Lyon Homes. Until December 31, 2005, he served as Chairman and Chief Executive Officer of William Lyon Financial Services, a wholly-owned subsidiary of the Company. He is also a director of Commercial Bank of California.

HAROLD H. GREENE joined the board of directors on October 17, 2005. Mr. Greene is a 40-year veteran of the commercial and residential real estate lending industry. He most recently served as the Managing Director for

Bank of America’s California Commercial Real Estate Division from 1998 to 2001 where he was responsible for lending to commercial real estate developers in California and managed an investment portfolio of approximately $2.6 billion. From 1990 to 1998, Mr. Greene was the Executive Vice President of SeaFirst Bank in Seattle, Washington and prior to that he served as the Vice Chairman of MetroBank from 1989 to 1990 and in various positions, including Senior Vice President in charge of the Asset Based Finance Group, with Union Bank, where he worked for 27 years. Mr. Greene currently serves as a director of Gary’s and Company (men’s clothing retailer) and as a director and member of the audit committee of Paladin Realty Income Properties, Inc. (real estate investments).

LAWRENCE M. HIGBY was appointed to the Board of Directors on January 17, 2006 and has more than 30 years of corporate executive experience. As Chief Executive Officer of Apria Healthcare, the nation’s largest integrated home healthcare provider, Mr. Higby leads Apria’s strategic direction and oversees the company’s operations, marketing and sales strategies, government relations, clinical services, regulatory compliance, acquisitions, human resources, finance and information systems functions. In addition, Mr. Higby serves as a board member of the Automobile Club of Southern California, the Orange County Performing Arts Center, the South Coast Repertory, and the American Association for Homecare (AAHomecare) for which he is an active member of its executive committee. Prior to joining Apria Healthcare in 1997, Mr. Higby served as President and Chief Operating Officer of Unocal’s 76 Products Company and Group Vice President of Unocal Corporation from 1994 to 1997. From 1986 to 1994, Mr. Higby held various positions with The Times Mirror Company. From 1974 through 1985, he held executive management positions in sales and marketing at various divisions of New York-based PepsiCo.

GARY H. HUNT joined the board of directors on October 17, 2005. He has more than three decades of experience in government, business, major land use planning and development, as well as governmental and political affairs. Since 2001, Mr. Hunt has been the Managing Partner of California Strategies, LLC, a strategic consulting firm, in Newport Beach, California with offices in Sacramento and Los Angeles. Formerly Executive Vice President and a member of the Board of Directors and the Executive Committee of The Irvine Company, a real estate developer, for which Mr. Hunt worked for 24 years, Mr. Hunt’s career also includes staff and appointed positions with the California State Legislature, U.S. House of Representatives, California Governor Ronald Reagan, and President George W. Bush. He currently serves as Chairman of the California Bay Delta Authority. He also currently serves as a director of Glenair Inc., a manufacturer of electrical connector accessories, and G-REIT, Inc., a real estate investment trust, and as Chairman of the Board of Advisors of Kennecott Land Company, a real estate land developer in Utah.

ARTHUR B. LAFFER joined the board of directors on October 17, 2005. He is the Founder and has been Chairman and Chief Executive Officer of Laffer Associates, an economic research and financial consulting firm, in San Diego, California. Dr. Laffer has also been Chief Executive Officer of Laffer Advisers Inc., a broker-dealer, since 1981, and Chief Executive Officer of Laffer Investments, an investment money management firm, since 1999. Dr. Laffer has been a leader in the nation in providing economic research and global investment-research consulting services to real estate asset managers, pension funds, financial institutions, and top corporations. Commonly known as “The Father of Supply-Side Economics,” Dr. Laffer is a founding member of the U.S. Congressional Policy Advisory Board, served two terms as a member of President Reagan’s Economic Policy Advisory Board, and helped shape public policy with his involvement in California’s Proposition 13, the groundbreaking California initiative that drastically cut state property taxes in 1978. Dr. Laffer is a member of the board of directors and chairman of the audit and compensation committees of OXiGENE, Inc. (biopharmaceuticals); a member of the board of directors of Veolia Environment (environmental management); and a member of the board of directors and a member of the audit and compensation committees of MPS Group, Inc. (business services provider).

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

Audit Committee. The Company has a standing Audit Committee, which is chaired by Mr. Harold H. Greene and consists of Messrs. Greene, Higby, Hunt and Meruelo. The Board has determined that all committee members are independent and financially literate under the standards established by the Securities and Exchange Commission (the “SEC”) and the New York Stock Exchange (the “NYSE”). The Board has determined that Mr. Greene is an “audit committee financial expert” as defined by the SEC.

Information Regarding Executive Officers of William Lyon Homes

The executive officers of the Company are chosen annually by the Board of Directors and each holds office until his or her successor is chosen and qualified or until his or her death, resignation or removal. There are no family relationships between any director or executive officer and any other director or executive officer of the Company, except for William Lyon and William H. Lyon, who are father and son. The following table lists the Company’s executive officers and provides their respective ages as of February 28, 2006 and their current positions.

Name	Age	Position
General William Lyon	82	Chairman of the Board of Directors and Chief Executive Officer
Wade H. Cable	57	President and Chief Operating Officer
Douglas F. Bauer	44	Executive Vice President and Northern California Division President
Mary J. Connelly	54	Senior Vice President and Nevada Division President
W. Thomas Hickcox	53	Senior Vice President and Arizona Division President
Thomas J. Mitchell	45	Senior Vice President and Southern California Division President
Larry I. Smith	51	Senior Vice President and San Diego Division President
Michael D. Grubbs	47	Senior Vice President and Chief Financial Officer
Richard S. Robinson	59	Senior Vice President — Finance
Cynthia E. Hardgrave	57	Vice President — Tax and Internal Audit
W. Douglass Harris	62	Vice President, Corporate Controller and Corporate Secretary
William H. Lyon	32	Vice President and Chief Administrative Officer

Officers serve at the discretion of the Board of Directors, subject to rights, if any, under contracts of employment. See “Employment Contracts” in Part III, Item 11. Biographical information for General Lyon, Mr. Cable and Mr. William H. Lyon is provided above. See “— Information Regarding the Directors of William Lyon Homes”.

DOUGLAS F. BAUER, Executive Vice President and Northern California Division President, joined the Company in 1999 when it acquired substantially all of the assets of the former William Lyon Homes, where Mr. Bauer had served as Vice President — Finance and Chief Financial Officer and Northern California Division President since his hire in January 1989. Effective on July 1, 2005, Mr. Bauer was appointed Executive Vice President. He continues to serve in the position of Northern California Division President. Prior experience includes seven years at Security Pacific National Bank in Los Angeles, California in various financial positions. Mr. Bauer has more than 20 years experience in the real estate development and homebuilding industry.

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

W. DOUGLASS HARRIS, Vice President, Corporate Controller and Corporate Secretary joined The Presley Companies in June 1992 and has served the Company in that capacity since November 1999. Mr. Harris has served as the Corporate Secretary of the Company since October 2002. Previously, Mr. Harris spent seven years with Shapell Industries, Inc., another major California homebuilder, as its Vice President and Corporate Controller. Mr. Harris has been involved with the real estate development and homebuilding industry for more than 30 years.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of reports received by the Company during or with respect to the year ended December 31, 2005 pursuant to Rule 16a-3(e) of the Securities Exchange Act of 1934, all reports required during or with respect to the year ended December 31, 2005 on Form 3, Form 4 and Form 5 were timely filed by the Company’s directors, officers and 10% stockholders.

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

Item 11.    Executive Compensation

Summary Compensation Table

The following table summarizes the annual and long-term compensation during 2005 of the Company’s Chief Executive Officer and the four additional most highly compensated executive officers whose annual salaries and bonuses exceeded $100,000 in total during the fiscal year ended December 31, 2005 (collectively, the “Named Officers”).

		Annual Compensation			Long-Term Compensation
Awards
Name and Principal Position	Year	Salary($)(1)	Bonus Paid in Specified Year But Earned in Earlier Years ($)(1),(2),(3),(4),(5)	Bonus Earned During Specified Year But Payable in Future Years($)(3),(4),(5)	Securities Underlying Options(#)	All Other Compensation ($)(6)
General William Lyon Chairman of the Board and Chief Executive Officer	2005 2004 2003	$1,000,000 733,333 600,000	$8,766,450 4,023,604 2,368,429	$11,198,040 10,176,870 4,535,192	0 0 0	$0 0 0

Wade H. Cable Director, President and Chief Operating Officer	2005 2004 2003	500,000 500,000 500,000	8,766,450 4,023,604 2,368,429	11,198,040 10,176,870 4,535,192	0 0 0	6,300 6,200 6,000

Douglas F. Bauer Executive Vice President and Northern California Division President	2005 2004 2003	250,000 225,000 225,000	2,652,134 717,018 483,619	3,779,580 3,273,060 789,357	0 0 0	6,300 6,200 6,000

Thomas J. Mitchell Senior Vice President and Southern California Division President	2005 2004 2003	225,000 225,000 225,000	2,405,595 1,481,180 968,315	2,800,920 2,667,000 1,621,379	0 0 0	6,300 6,200 6,000

W. Thomas Hickcox Senior Vice President and Arizona Division President	2005 2004 2003	200,000 200,000 200,000	582,733 194,625 178,500	2,467,980 710,300 200,000	0 0 0	6,300 6,200 6,000

(1)	Includes amounts which the executive would have been entitled to be paid, but which at the election of the executive were deferred by payment into the Company’s 401(k) plan and deferred compensation plans. Does not include perquisites and other personal benefits, securities or property received by the executive unless the aggregate amount of such compensation is greater than the lesser of $50,000 or 10 percent of the total annual salary and bonus reported for the executive.

(2)	Represents amounts paid in 2005, 2004 or 2003, respectively, under the Company’s then existing executive bonus plan or employment agreement with the executive, but which were earned prior to the year of payment.

(3)

The 2005 Senior Executive Bonus Plan (the “Plan”) provides that the Chief Executive Officer (“CEO”) and the Chief Operating Officer (“COO) are each eligible to receive a bonus of 3% of the Company’s consolidated pre-tax, pre-bonus income. In addition, under the Plan, each Division President is eligible to receive a bonus of 3% of the division’s pre-tax, pre-bonus income, determined after allocation to the division of its allocable portion of corporate general and administrative expenses. Awards under the Plan will be paid over two years, with 75% paid following the determination of the bonus awards, and 25% paid one year later. The amounts payable one year later are conditioned upon continued employment to the date of payment, except in the case of retirement, death or disability. All awards under the Plan will be prorated downward if the sum of all calculated awards under the Plan and the Company’s 2005 bonus plans for other officers and employees of the Company and its subsidiaries would exceed 20% of the Company’s consolidated pre-tax, pre-bonus income.

(4)	The 2004 Cash Bonus Plan provides that the CEO, the COO and the Chief Financial Officer (“CFO”) are eligible to receive bonuses based upon specified percentages of pre-tax, pre-bonus income. Division presidents are eligible to receive bonuses based upon specified percentages of their respective division pre-tax, pre-bonus income. All other participants are eligible to receive bonuses based upon specified percentages of a bonus pool determined as a specified percentage of pre-tax, pre-bonus income. Awards are paid over two years, with 75% paid following the determination of bonus awards, and 25% paid one year later. The deferred amounts would be forfeited in the event of termination for any reason except retirement, death or disability.

(5)	The 2003 Cash Bonus Plan provides that the CEO, COO and CFO are eligible to receive bonuses based upon specified percentages of pre-tax, pre-bonus income. Division presidents are eligible to receive bonuses based upon specified percentages of their respective division pre-tax, pre-bonus income. All other participants are eligible to receive bonuses based upon specified percentages of a bonus pool determined as a specified percentage of pre-tax, pre-bonus income. Awards are paid over two years, with 75% paid following the determination of bonus awards, and 25% paid one year later. The deferred amounts would be forfeited in the event of termination for any reason except retirement, death or disability.

(6)	Represents matching contributions made by the Company into each executive’s 401(k) plan account in an amount equal to 3% of each executive’s eligible earnings, up to the maximum permitted.

At the Annual Meeting of Holders of Common Stock of the Company held on November 9, 2005, the stockholders approved the Company’s 2005 Senior Executive Bonus Plan (the “Plan”). The Plan provides that the Chief Executive Officer (“CEO”) and the Chief Operating Officer (“COO”) are each eligible to receive a bonus of 3% of the Company’s pre-tax, pre-bonus income. In addition, under the Plan, each Division President is eligible to receive a bonus of 3% of the division’s pre-tax, pre-bonus income, determined after allocation to the division of its allocable portion of corporate general and administrative expenses. In addition, the Company’s board of directors has approved a cash bonus plan applicable in 2005 for all of its full-time, salaried employees who are not included in the Company’s 2005 Senior Executive Bonus Plan. Under this cash bonus plan, the Chief Financial Officer is eligible to receive a bonus based upon a specified percentage of the Company’s pre-tax, pre-bonus income. All other participants under this cash bonus plan are eligible to receive bonuses based upon specified percentages of a bonus pool determined as a specified percentage of pre-tax, pre-bonus income.

For the CEO, COO, CFO, division presidents, executives and managers, awards under bonus plans are paid over two years, with 75% paid following the determination of bonus awards, and 25% paid one year later. The deferred amounts would be forfeited in the event of termination for any reason except retirement, death or disability.

The Company has implemented deferred compensation plans that allow certain officers and employees to defer a portion of their total income (base salary and bonuses). The deferral amount can be up to 20% of total income with a minimum of $10,000 annually.

Options/SAR Grants in Fiscal Year Ended December 31, 2005

No options were granted during 2005 to any director or Named Officer.

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

Effective on May 9, 2000, the Company issued options under the Stock Incentive Plan to purchase a total of 627,500 shares of common stock at $8.6875 per share. During the year ended December 31, 2001, the Company issued additional options under the Stock Incentive Plan to purchase 32,500 shares of common stock at an average price of $11.50 per share. During the year ended December 31, 2005, options were exercised to purchase 35,831 shares of common stock at a price of $8.6875. During the year ended December 31, 2004, options were exercised to purchase 92,964 shares, 6,666 shares and 4,166 shares of common stock at a price of $8.6875, $13.00 and $9.10, respectively. During the year ended December 31, 2003, options were exercised to purchase 240,359 shares, 10,000 shares and 8,334 shares of common stock at a price of $8.6875, $13.00 and $9.10, respectively. As of December 31, 2005, 56,666 options have been forfeited and 50,000 options priced at $8.6875 remain unexercised. All unexercised options expire on the date that is ten years after the date of the grant of such option.

Aggregated Option Exercises and Fiscal Year-end Option Value Table

The following table sets forth the information noted for all exercises of stock options during the fiscal year ended December 31, 2005 by each of the Named Officers and the fiscal year end value of unexercised options.

	Shares Acquired On Exercise(#)(1)	Value Realized($)(2)	Number of Securities Underlying Unexercised Options/SARs At Fiscal Year-End(#)(1)		Value of Unexercised In-The-Money Options/SARs At Fiscal Year-End($)(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
General William Lyon	—	—	—	—	—	—
Wade H. Cable	—	—	50,000	0	$4,610,625	0
Douglas F. Bauer	—	—	0	0	0	0
Thomas J. Mitchell	—	—	0	0	0	0
W. Thomas Hickcox	—	—	0	0	0	0

(1)	All exercised, exercisable and unexercisable options for each of the Named Officers were granted on May 9, 2000 under the Stock Incentive Plan. The options granted under the Stock Incentive Plan vested one-third on May 9, 2001, one-third on May 9, 2002 and one-third on May 9, 2003. The exercise price of these options is $8.6875. The value of unexercised in-the-money options is calculated by determining the difference between the closing price of the Company’s common stock on the New York Stock Exchange at December 31, 2005 ($100.90 per share) and the exercise price of the options.

(2)	The value realized is calculated by determining the difference between the closing price of the Company’s common stock on the New York Stock Exchange at exercise and the exercise price.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2005 with respect to compensation plans under which the Company’s Common Stock is authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	50,000	$8.6875	396,666
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	50,000	$8.6875	396,666

No compensation plan under which the Company’s Common Stock is authorized for issuance was adopted without the approval of the Company’s stockholders.

Employment Contracts, Termination of Employment and Change-in-Control Arrangements

Employees, including executive officers, enter into annual employment agreements which provide that their employment is at-will. The employment agreements with each of General William Lyon, Wade H. Cable, Douglas F. Bauer, Thomas J. Mitchell and W. Thomas Hickcox provide for an annual salary effective January 1, 2006 of $1,000,000, $500,000, $275,000, $225,000 and $200,000 respectively. Each employment agreement also provides for a monthly automobile allowance of $400, except for General William Lyon.

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

Compensation Committee Interlocks and Insider Participation

The members of the Company’s Compensation Committee are Harold H. Greene, Lawrence M. Higby, Gary H. Hunt, Arthur B. Laffer and Alex Meruelo. None of the members of the Compensation Committee has ever been an officer or employee of the Company or any of its subsidiaries. None of the Company’s executive officers has ever served as a director or member of the Compensation Committee (or other board committee performing equivalent functions) of another entity, one of whose executive officers served in either of those capacities for the Company.

Director Compensation

Effective in the fourth quarter of 2005, outside directors receive an annual fee of $60,000 per year, payable $15,000 per calendar quarter, and $2,500 for each board meeting attended in person and $1,500 for each meeting attended via teleconference. In addition, the chairperson of the Audit Committee of the Board of Directors receives a fee of $10,000 per year, payable $2,500 per calendar quarter, to serve in such capacity, the chairperson of each other committee of the Board of Directors receives a fee of $7,500 per year, payable $1,875 per calendar quarter, to serve in such capacity, and other committee members receive a fee of $2,000 per year, payable $500 per calendar quarter, per committee for service on committees of the Board of Directors.

The Company has adopted the William Lyon Homes 2004 Outside Directors Deferred Compensation Plan effective as of December 28, 2004, pursuant to which each outside director may elect to defer payment of a portion or all of his annual compensation until his retirement date or a fixed payment date in the future at which time he would receive all deferred amounts and accumulated earnings thereon, if any, in a lump sum. No directors have currently elected to defer director compensation under the plan.

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

No options were granted during 2005 to any director. On May 9, 2000, Mr. Cable was granted options to purchase 50,000 shares of common stock at a price of $8.6875 per share. These options vested in the following installments: one-third on May 9, 2001, one-third on May 9, 2002 and one-third on May 9, 2003. All of the options expire if unexercised on May 9, 2010. The grant of options to Mr. Cable is also discussed above. See “— Aggregated Option Exercises and Fiscal Year-end Option Value Table.” No options were granted to General William Lyon or William H. Lyon.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as to the number of shares of Common Stock beneficially owned as of February 28, 2006. The following table includes information for (a) each person or group that is known to the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (b) each of the directors and nominees of the Company, (c) each executive officer named in the Summary Compensation Table, and (d) all directors and executive officers of the Company as a group.

	As of February 28, 2006
	Shares Beneficially Owned		Percentage of All Common Stock(1)
General William Lyon(2)	4,413,145	(3)(4)	50.71%
The William Harwell Lyon 1987 Trust(5)	1,749,259	(6)	20.22%
The William Harwell Lyon Separate Property Trust(5)	331,437		3.83%
William H. Lyon(2)	0	(7)	0.00%
Wade H. Cable(2)	297,708	(8)(9)	3.42%
Richard E. Frankel(2)	0		0.00%
Harold H. Greene(2)	0		0.00%
Lawrence M. Higby(2)	0		0.00%
Gary H. Hunt(2)	0		0.00%
Arthur B. Laffer(2)	0		0.00%
Alex Meruelo(2)	0		0.00%
Douglas F. Bauer(2)	0		0.00%
Thomas J. Mitchell(2)	0		0.00%
W. Thomas Hickcox(2)	0		0.00%
Barclays Global Investors N.A. and Barclays Global Fund Advisors(10)	453,395	(10)	5.24%
All directors and executive officers as a group (18 persons)	4,413,145	(7)(11)	50.71%

(1)	Shares of common stock subject to options that are currently exercisable or exercisable within 60 days of February 28, 2006 are deemed to be outstanding and beneficially owned by the person holding such options for the purpose of computing the percentage ownership of such person, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(2)	Stockholder is at the following mailing address: c/o William Lyon Homes, 4490 Von Karman Avenue, Newport Beach, CA 92660

(3)	Includes 247,708 shares held by the Cable Family Trust, Est. 7-11-88 and 50,000 shares subject to options held by Wade H. Cable that are currently exercisable or exercisable within 60 days of February 28, 2006. General William Lyon has the power to direct the vote of all of the shares beneficially owned by the Cable Family Trust and Mr. Cable pursuant to a voting agreement among William Lyon, Wade H. Cable and Susan M. Cable, Trustees of the Cable Family Trust and Wade H. Cable, individually, dated as of May 31, 2002 (as amended, the “Voting Agreement”). See note (9).

(4)	Includes 117,000 shares which are subject to a variable prepaid forward contract entered into on September 15, 2005 by General William Lyon (the “Lyon Forward Contract”) and Lehman Brothers OTC Derivatives Inc. (“Lehman Brothers”). Pursuant to the Lyon Forward Contract, in exchange for a current payment from Lehman Brothers, General Lyon has an obligation to deliver up to 117,000 shares of common stock (subject to applicable adjustments) of the Company to Lehman Brothers on September 15, 2008 or may retain all or a portion of the shares subject to the Lyon Forward Contract and deliver the cash equivalent of such retained shares on such date.

(5)	Stockholder is at the following mailing address: c/o Richard M. Sherman, Jr., Esq., Irell & Manella LLP, 840 Newport Center Drive, Suite 400, Newport Beach, CA 92660.

(6)	Includes 58,000 shares which are subject to a variable prepaid forward contract entered into on September 15, 2005 by The William Harwell Lyon 1987 Trust (the “Trust Forward Contract”) and Lehman Brothers OTC Derivatives Inc (“Lehman Brothers”). Pursuant to the Trust Forward Contract, in exchange for a current payment from Lehman Brothers, The William Harwell Lyon 1987 Trust has an obligation to deliver up to 58,000 shares of common stock (subject to applicable adjustments) of the Company to Lehman Brothers on September 15, 2008 or may retain all or a portion of the shares subject to the Trust Forward Contract and deliver the cash equivalent of such retained shares on such date.

(7)	Does not include 1,749,259 shares of common stock held by The William Harwell Lyon 1987 Trust or 331,437 shares of common stock held by The William Harwell Lyon Separate Property Trust, of each of which William H. Lyon is the sole beneficiary. William H. Lyon does not have or share, directly or indirectly, the power to vote or to direct the vote of these shares, and thus, William H. Lyon disclaims beneficial ownership of these shares. See note (6).

(8)	Includes 247,708 shares held by the Wade H. Cable & Susan M. Cable, Trustees of the Cable Family Trust, Est. 7-11-88 and 50,000 shares subject to options held by Wade H. Cable that are currently exercisable or exercisable within 60 days of February 28, 2006. These shares are subject to the Voting Agreement with General Lyon. See note (3). Does not include 1,203 shares directly owned by children of Mr. Cable, as to which shares Mr. Cable disclaims beneficial ownership.

(9)	Includes 247,708 shares which are subject to a variable prepaid forward contract entered into on September 7, 2005 by and among Wade H. Cable and Susan M Cable, as trustees of the Cable Family Trust Est. 7-11-88 (the “Cable Trust”), (the “Cable Forward Contract”) and Credit Suisse First Boston Capital LLC (“CSFB Capital”). Pursuant to the Cable Forward Contract, in exchange for a current payment from CSFB Capital, the Cable Trust has an obligation to deliver up to 247,708 shares of common stock (subject to applicable adjustments) of the Company to CSFB Capital on September 8, 2008 or may retain all or a portion of such shares subject to the Cable Forward Contract and deliver the cash equivalent of such retained shares on such date.

(10)	Based solely on the Schedule 13G filed on February 6, 2006, stockholders are at the following mailing address: 45 Fremont Street, San Francisco, CA 94105. According to Item 6 of such Schedule 13G, the shares reported are held in trust accounts for the economic benefit of the beneficiaries of those accounts. Based solely on the Schedule 13G, no holder of shares is a beneficial owner of more than 5% of the Company’s common stock.

(11)	Includes 50,000 shares subject to options held by directors and executive officers that are currently exercisable or exercisable within 60 days of February 28, 2006 and an aggregate of 364,708 shares which are subject to variable prepaid forward contracts. See notes (4) and (9).

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

Item 13.    Certain Relationships and Related Transactions

Acquisition of Real Estate Projects from Entities Controlled by General William Lyon and/or William H. Lyon.

On October 26, 2000, the Company’s board of directors (with General William Lyon and William H. Lyon abstaining) approved the purchase of 579 lots for a total purchase price of $12,581,000 from an entity controlled by General William Lyon and William H. Lyon. The terms of the purchase agreement provide for an initial option payment of $1,000,000 and a rolling option takedown of the lots. In addition, one-half of the net profits in excess of six percent from the development are to be paid to the seller. Phase takedowns of approximately 20 lots each were anticipated to occur at two to three month intervals for each of several product types through September 2004. As of December 31, 2004, all lots were purchased under this agreement. During the years ended December 31, 2004 and 2003, the Company purchased 92 and 72 lots, respectively, under this agreement for a total purchase price of $1,984,000 and $2,507,000, respectively. During the years ended December 31, 2005, 2004 and 2003, the Company paid $1,949,000, $1,689,000 and $0, respectively, for one-half of the net profits in excess of six percent from the development. This land acquisition qualified as an affiliate transaction under the Company’s 12 1/2% Senior Notes due July 1, 2003 Indenture dated as of June 29, 1994 (“Indenture”). Pursuant to the terms of the Indenture, the Company determined that the land acquisition is on terms that are no less favorable to the Company than those that would have been obtained in a comparable transaction by the Company with an unrelated person. The Company delivered to the Trustee under the Indenture a resolution of the Company’s Board of Directors set forth in an Officers’ Certificate certifying that the land acquisition is on terms that are no less favorable to the Company than those that would have been obtained in a comparable transaction by the Company with an unrelated person and the land acquisition was approved by a majority of the disinterested members of the Company’s Board of Directors of the Company. Further, the Company delivered to the Trustee under the Indenture a determination of value by a real estate appraisal firm which is of regional standing in the region in which the subject property is located and is MAI certified.

Purchase of Land from Unconsolidated Joint Venture.

The Company purchased land for a total purchase price of $116,773,000, $33,655,000 and $8,440,000 during the years ended December 31, 2005, 2004 and 2003, respectively, from certain of the Company’s joint ventures.

Agreements with Entities Controlled by William Lyon and William H. Lyon.

For the years ended December 31, 2005, 2004 and 2003, the Company incurred reimbursable on-site labor costs of $146,000, $183,000 and $277,000, respectively, for providing customer service to real estate projects developed by entities controlled by General William Lyon and William H. Lyon, of which $32,000 and $26,000 was due to the Company at December 31, 2005 and 2004, respectively. In addition, the Company earned fees of $121,000, $110,000 and $109,000, respectively, for tax and accounting services performed for entities controlled by General William Lyon and William H. Lyon during the years ended December 31, 2005, 2004 and 2003, of which $92,000 was due to the Company at December 31, 2005. In January 2006, the Company received $69,000 of the amount due at December 31, 2005.

Rent Paid to a Trust of which William H. Lyon is the Sole Beneficiary.

For the years ended December 31, 2005, 2004, and 2003, the Company incurred charges of $755,000, $755,000, and $753,000, respectively, related to rent on the Company’s corporate office, from a trust of which William H. Lyon is the sole beneficiary.

Charges Incurred Related to the Charter and Use of Aircraft.

During the years ended December 31, 2004 and 2003, the Company incurred charges of $172,000 and $250,000, respectively, related to the charter and use of aircraft owned by an affiliate of General William Lyon.

Effective September 1, 2004, the Company entered into an aircraft consulting and management agreement with an affiliate (the “Affiliate”) of William Lyon to operate and manage the Company’s aircraft which was placed in service effective as of September 1, 2004. The terms of the agreement provide that the Affiliate shall consult and render its advice and management services to the Company with respect to all functions necessary to the operation, maintenance and administration of the aircraft. The Company’s business plan for the aircraft includes (i) use by Company executives for traveling on Company business to the Company’s divisional offices and other destinations, (ii) charter service to outside third parties and (iii) charter service to General William Lyon personally. Charter services for outside third parties and General William Lyon personally are contracted for at market rates. As compensation to the Affiliate for its management and consulting services under the agreement, the Company pays the Affiliate a fee equal to (i) the amount equal to 107% of compensation paid by the Affiliate for the pilots supplied pursuant to the agreement, (ii) $50 per operating hour for the aircraft and (iii) $9,000 per month for hangar rent. In addition, all maintenance work, inspections and repairs performed by the Affiliate on the aircraft are charged to the Company at the Affiliate’s published rates for maintenance, inspection and repairs in effect at the time such work is completed. The total compensation paid to the Affiliate under the agreement amounted to $1,414,000 and $317,000 during the years ended December 31, 2005 and 2004, respectively.

Pursuant to the agreement above, the Company had earned revenue of $457,000 and $187,000 for charter services provided to General William Lyon personally, as of December 31, 2005 and 2004, respectively, of which $129,000 was due to the Company at December 31, 2005.

Mortgage Loans.

In 2005, the Company offered home mortgage loans to its employees and directors through its mortgage company subsidiary, William Lyon Financial Services (formerly Duxford Financial, Inc.). These loans were made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. These loans did not involve more than the normal risk of collectability or present other unfavorable features and were sold to investors typically within 7 to 15 days.

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

Certain Family Relationships.

William H. Lyon, one of the Company’s directors and the Vice President and Chief Administrative Officer of the Company, is the son of General William Lyon. General William Lyon is the Company’s Chairman of the Board of Directors and the Chief Executive Officer. In 2005, William H. Lyon received a base salary of $115,000 and a monthly car allowance of $400 from the Company, and earned a bonus of $438,056 under the terms of the Company’s 2005 Cash Bonus Plan. The bonus earned by William H. Lyon in 2005 is consistent with bonuses earned by other Company employees with similar responsibilities.

Terry A. Connelly, who is Vice President and Director of Operations of the Company’s Nevada Division, is married to Mary J. Connelly, President of the Nevada Division. In 2005, Mr. Connelly received a base salary of $139,800 and a monthly car allowance of $400 from the Company, and earned a bonus of $661,535 under the terms of the Company’s 2005 Cash Bonus Plan. The bonus earned by Mr. Connelly in 2005 is consistent with the bonuses earned by other Company employees with similar responsibilities.

Jeffrey D. Frankel, who is a Project Manager in the Company’s Northern California Division, is the son of Richard E. Frankel, a director of the Company. In 2005, Mr. Frankel received a base salary of $95,000 and a monthly car allowance of $400 from the Company, and earned a bonus of $142,500 under the terms of the Company’s 2005 Cash Bonus Plan. The bonus earned by Mr. Frankel in 2005 is consistent with the bonuses earned by other Company employees with similar responsibilities.

Item 14.    Principal Accountant Fees and Services

The fees for professional services provided by Ernst & Young LLP in fiscal years 2005 and 2004 were:

Type of Fees	2005	2004
Audit Fees	$1,027,000	$1,362,000
Audit-Related Fees	202,000	178,000
Tax Fees	324,000	164,000
All Other Fees	—	—

Total Fees	$1,553,000	$1,704,000

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

The Audit Committee considered the compatibility of the provision of other services by Ernst & Young LLP with the maintenance of Ernst & Young LLP’s independence. The Audit Committee approved all audit and non-audit services provided by Ernst & Young LLP in 2005.

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

(3)  Listing of Exhibits:

Exhibit Number	Description
2.1(1)	Certificate of Ownership and Merger.
3.1(2)	Certificate of Incorporation of William Lyon Homes, a Delaware corporation.
3.2(2)	Bylaws of William Lyon Homes, a Delaware corporation.
4.1(2)	Specimen certificate of Common Stock.
4.2(23)	Indenture dated as of March 17, 2003 among William Lyon Homes, Inc., the Guarantors (as defined therein), and U.S. Bank National Association, as Trustee (including form of notes and guarantees).
4.3(15)	Supplemental Indenture dated as of December 13, 2004 between Lyon East Garrison Company I, LLC, a California limited liability company, as Guarantor, and U.S. Bank National Association, as Trustee (supplementing the Indenture dated as of March 17, 2003 among William Lyon Homes, Inc., a California corporation, the Guarantors (as defined therein), and U.S. Bank National Association, as Trustee).
4.4(24)	Supplemental Indenture dated as of January 1, 2005 between The Ranch Golf Club, LLC, a California limited liability company, as Guarantor, and U.S. Bank National Association, as Trustee (supplementing the Indenture dated as of March 17, 2003 among William Lyon Homes, Inc., a California corporation, the Guarantors (as defined therein), and U.S. Bank National Association, as Trustee).
4.5(3)	Indenture dated as of February 6, 2004 among William Lyon Homes, Inc., the Guarantors (as defined therein), and U.S. Bank National Association, as Trustee (including form of notes and guarantees).
4.6(15)	Supplemental Indenture dated as of December 13, 2004 between Lyon East Garrison Company I, LLC, a California limited liability company, as Guarantor, and U.S. Bank National Association, as Trustee (supplementing the Indenture dated as of February 6, 2004 among William Lyon Homes, Inc., a California corporation, the Guarantors (as defined therein), and U.S. Bank National Association, as Trustee).
4.7(24)	Supplemental Indenture dated as of January 1, 2005 between The Ranch Golf Club, LLC, a California limited liability company, as Guarantor, and U.S. Bank National Association, as Trustee (supplementing the Indenture dated as of February 6, 2004 among William Lyon Homes, Inc., a California corporation, the Guarantors (as defined therein), and U.S. Bank National Association, as Trustee).

Exhibit Number	Description
4.8(14)	Indenture dated as of November 22, 2004 among William Lyon Homes, Inc., the Guarantors (as defined therein), and U.S. Bank National Association, as Trustee (including form of notes and guarantees).
4.9(15)	Supplemental Indenture dated as of December 13, 2004 between Lyon East Garrison Company I, LLC, a California limited liability company, as Guarantor, and U.S. Bank National Association, as Trustee (supplementing the Indenture dated as of November 22, 2004 among William Lyon Homes, Inc., a California corporation, the Guarantors (as defined therein), and U.S. Bank National Association, as Trustee).
4.10(24)	Supplemental Indenture dated as of January 1, 2005 between The Ranch Golf Club, LLC, a California limited liability company, as Guarantor, and U.S. Bank National Association, as Trustee (supplementing the Indenture dated as of November 22, 2004 among William Lyon Homes, Inc., a California corporation, the Guarantors (as defined therein), and U.S. Bank National Association, as Trustee).
10.1(11)	Amended and Restated Loan Agreement dated as of September 17, 2004 between William Lyon Homes, Inc., a California corporation, and RFC Construction Funding Corp., a Delaware corporation.
10.2(4)	Master Loan Agreement dated as of August 31, 2000 by and between William Lyon Homes, Inc., a California corporation (“Borrower”) and Guaranty Federal Bank, F.S.B., a federal savings bank organized and existing under the laws of the United States (“Lender”).
10.3(6)	Agreement for First Modification of Deeds of Trust and Other Loan Instruments, dated as of June 8, 2001, by and between William Lyon Homes, Inc., a California corporation, as borrower, and Guaranty Bank, a federal savings bank organized and existing under the laws of the United States (formerly known as “Guaranty Federal Bank, F.S.B.”), as lender.
10.4(5)	Agreement for Second Modification of Deeds of Trust and Other Loan Instruments, dated as of July 23, 2001, by and between William Lyon Homes, Inc., a California corporation, as borrower, and Guaranty Bank, a federal savings bank organized and existing under the laws of the United States (formerly known as “Guaranty Federal Bank, F.S.B.”), as lender.
10.5(5)	Agreement for Third Modification of Deeds of Trust and Other Loan Instruments, dated as of December 19, 2001, by and between William Lyon Homes, Inc., a California corporation, as borrower, and Guaranty Bank, a federal savings bank organized and existing under the laws of the United States (formerly known as “Guaranty Federal Bank, F.S.B.”), as lender.
10.6(5)	Agreement for Fourth Modification of Deeds of Trust and Other Loan Instruments, dated as of May 29, 2002, by and between William Lyon Homes, Inc., a California corporation, as borrower, and Guaranty Bank, a federal savings bank organized and existing under the laws of the United States (formerly known as “Guaranty Federal Bank, F.S.B.”), as lender.
10.7(7)	Agreement for Fifth Modification of Deeds of Trust and Other Loan Agreements, dated as of June 6, 2003, by and between William Lyon Homes, Inc., a California corporation, as borrower, and Guaranty Bank, a federal savings bank organized and existing under the laws of the United States (formerly known as “Guaranty Federal Bank, F.S.B.”), as lender.
10.8(3)	Agreement for Sixth Modification of Deeds of Trust and Other Loan Agreements, dated as of November 14, 2003, by and between William Lyon Homes, Inc., a California corporation, as borrower, and Guaranty Bank, a federal savings bank organized and existing under the laws of the United States (formerly known as “Guaranty Federal Bank, F.S.B.”), as lender.
10.9(12)	Agreement for Seventh Modification of Deeds of Trust and Other Loan Instruments dated as of October 6, 2004 by and between William Lyon Homes, Inc., a California corporation, as borrower, and Guaranty Bank, a federal savings bank organized and existing under the laws of the United States, as lender.
10.10(4)	Revolving Line of Credit Loan Agreement (Borrowing Base Loan) by and between California Bank & Trust, a California banking corporation, and William Lyon Homes, Inc., a California corporation, dated as of September 21, 2000.

Exhibit Number	Description
10.11(25)	Agreement for Eighth Modification of Deeds of Trust and Other Loan Instruments dated as of October 14, 2005 by and between William Lyon Homes, Inc., a California corporation, as borrower, and Guaranty Bank, a federal savings bank organized and existing under the laws of the United States, as lender.
10.12(17)	Agreement to Modify Loan Agreement, Promissory Note and Deed of Trust, dated as of September 18, 2002, by and between William Lyon Homes, Inc., a California corporation, as borrower, and California Bank & Trust, a California banking corporation, as lender.
10.13(5)	Second Agreement to Modify Loan Agreement, Promissory Note and Deed of Trust, dated as of December 13, 2002, by and between William Lyon Homes, Inc., a California corporation, as borrower, and California Bank & Trust, a California banking corporation, as lender.
10.14(3)	Third Agreement to Modify Loan Agreement, Promissory Note and Deed of Trust, dated as of January 26, 2004, by and between William Lyon Homes, Inc., a California corporation, as borrower, and California Bank & Trust, a California banking corporation, as lender.
10.15(11)	Amended and Restated Revolving Line of Credit Loan Agreement dated September 16, 2004 by and between California Bank & Trust, a California banking corporation, and William Lyon Homes, Inc., a California corporation.
10.16(27)	First Amendment to Amended and Restated Revolving Line of Credit Loan Agreement, dated as of July 19, 2005, by and between William Lyon Homes, Inc. and California Bank & Trust.
10.17(7)	Mortgage Warehouse Loan and Security Agreement dated as of June 1, 2003 between Duxford Financial, Inc., and Bayport Mortgage, L.P. as Borrower and First Tennessee Bank as Lender.
10.18(10)	Mortgage Warehouse Loan and Security Agreement dated as of June 1, 2004 between Duxford Financial, Inc., and Bayport Mortgage, L.P. as Borrower and First Tennessee Bank as Lender.
10.19(8)	Credit Agreement dated August 29, 2003 between Duxford Financial, Inc. and Bayport Mortgage, L.P. as Borrower and Guaranty Bank as Lender.
10.20(3)	Amendment No. 1 to Credit Agreement dated as of January 27, 2004 between Duxford Financial, Inc. and Bayport Mortgage, L.P. as Borrower and Guaranty Bank as Lender.
10.21(15)	First Amendment to Credit Agreement dated as of August 27, 2004 between Duxford Financial, Inc. and Bayport Mortgage, L.P. as Borrower and Guaranty Bank as Lender.
10.22(13)	Amendment No. 2 to Credit Agreement dated as of November 15, 2004 between Duxford Financial, Inc. and Bayport Mortgage, L.P. as Borrower and Guaranty Bank as Lender.
10.23(9)	Revolving Line of Credit Loan Agreement, dated as of March 11, 2003, by and among Moffett Meadows Partners, LLC, a Delaware limited liability company, as borrower, and California Bank & Trust, a California banking corporation, and the other financial institutions named therein, as lenders.
10.24(9)	Joinder Agreement to Reimbursement and Indemnity Agreement, entered into as of March 25, 2003, by William Lyon Homes, a Delaware corporation.
10.25(10)	Borrowing Base Revolving Line of Credit Agreement, dated as of June 28, 2004, by and between William Lyon Homes, Inc., a California corporation, and Bank One, NA, a national banking association.
10.26(15)	Modification Agreement, dated as of December 7, 2004, by and between William Lyon Homes, Inc., a California corporation, and JPMorgan Chase Bank, N.A. (successor by merger to Bank One, NA, a national banking association).
10.27(27)	Second Modification Agreement to Borrowing Base Revolving Line of Credit Agreement, dated as of July 14, 2005, between William Lyon Homes, Inc. and JPMorgan Chase Bank, N.A. (successor by merger to Bank One, NA).
10.28(18)	Form of Indemnity Agreement, between William Lyon Homes, a Delaware corporation, and the directors and officers of William Lyon Homes.
10.29(18)	Property Management Agreement between Corporate Enterprises, Inc., a California corporation (Owner) and William Lyon Homes, Inc., a California corporation (Manager) dated and effective November 5, 1999.

Exhibit Number	Description
10.30(18)	Warranty Service Agreement between Corporate Enterprises, Inc., a California corporation and William Lyon Homes, Inc., a California corporation dated and effective November 5, 1999.
10.31(4)	Option Agreement and Escrow Instructions between William Lyon Homes, Inc., a California corporation and Lathrop Investment, L.P., a California limited partnership, dated as of October 24, 2000.
10.32(19)	William Lyon Homes 2000 Stock Incentive Plan.
10.33(20)	Form of Stock Option Agreements.
10.34(20)	William Lyon Homes, Inc. 2000 Cash Bonus Plan.
10.35(26)	William Lyon Homes 2005 Senior Executive Bonus Plan.
10.36(28)	Description of 2005 Cash Bonus Plan.
10.37(29)	Adjustment of Salary of Douglas F. Bauer.
10.38(20)	Standard Industrial/Commercial Single-Tenant Lease – Net between William Lyon Homes, Inc. and a trust of which William H. Lyon is the sole beneficiary.
10.39(21)	William Lyon Homes Executive Deferred Compensation Plan effective as of February 11, 2002.
10.40(22)	William Lyon Homes Outside Directors Deferred Compensation Plan effective as of February 11, 2002.
10.41(5)	The Presley Companies Non-Qualified Retirement Plan for Outside Directors.
10.42(16)	William Lyon Homes 2004 Executive Deferred Compensation Plan.
10.43(16)	William Lyon Homes 2004 Outside Directors Deferred Compensation Plan.
10.44(3)	Underwriting Agreement dated as of March 12, 2003 among William Lyon Homes, Inc., the Guarantors (as defined therein), and UBS Warburg, LLC and Salomon Smith Barney Inc., as Underwriters.
10.45(3)	Purchase Agreement dated as of January 28, 2004 among William Lyon Homes, Inc., the Guarantors (as defined therein), and UBS Securities LLC, as Initial Purchaser.
10.46(3)	Registration Rights Agreement dated as of February 6, 2004 by and among William Lyon Homes, Inc., the Guarantors (as defined therein), and UBS Securities LLC, as Initial Purchaser.
10.47(13)	Purchase Agreement dated as of November 15, 2004 among William Lyon Homes, Inc., the Guarantors (as defined therein) and UBS Securities LLC, as Initial Purchaser.
10.48(14)	Registration Rights Agreement dated as of November 22, 2004 by and among William Lyon Homes, Inc., the Guarantors (as defined therein), and UBS Securities LLC, as Initial Purchaser.
10.49(30)	Summary of Director Compensation.
10.50(30)	Borrowing Base Revolving Line of Credit Agreement, dated as of February 14, 2006, by and between William Lyon Homes, Inc., a California corporation, and Wachovia Financial Services, Inc, a North Carolina corporation, by and through its Agent, Wachovia Bank, National Association, a national banking association.
12.1(30)	Statement of computation of ratio of earnings to fixed charges.
21.1(30)	List of Subsidiaries of William Lyon Homes, a Delaware corporation.
23.1(30)	Consent of Independent Registered Public Accounting Firm.
31.1(30)	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
31.2(30)	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
32.1(30)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
32.2(30)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Current Report on Form 8-K of William Lyon Homes, a Delaware corporation (the “Company”) filed January 5, 2000 and incorporated herein by this reference.

(2)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-4, and amendments thereto (SEC Registration No. 333-88569), and incorporated herein by this reference.
(3)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.
(4)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 and incorporated herein by this reference
(5)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by this reference.
(6)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by this reference.
(7)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 and incorporated herein by this reference.
(8)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 and incorporated herein by this reference.
(9)	Previously filed as an exhibit to Amendment No. 3 to the Company’s Registration Statement on Form S-4 (File No. 333-114691) filed July 15, 2004 and incorporated herein by this reference.
(10)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by this reference.
(11)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed September 22, 2004 and incorporated herein by this reference.
(12)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed October 18, 2004 and incorporated herein by this reference.
(13)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed November 19, 2004 and incorporated herein by this reference.
(14)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed November 23, 2004 and incorporated herein by this reference.
(15)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (SEC Registration No. 333-121346) filed December 16, 2004 and incorporated herein by this reference.
(16)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed December 30, 2004 and incorporated herein by this reference.
(17)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 and incorporated herein by this reference.
(18)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by this reference.
(19)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-8 (SEC Registration No. 333-50232), and incorporated herein by this reference.
(20)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by this reference.
(21)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-8 (SEC Registration No. 333-82448), and incorporated herein by this reference.
(22)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by this reference.
(23)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 and incorporated herein by this reference.
(24)	Previously filed as an exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-4 (SEC Registration No. 333-121346) filed January 10, 2005 and incorporated herein by this reference.
(25)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed November 14, 2005 and incorporated herein by this reference.
(26)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed November 9, 2005 and incorporated herein by this reference.
(27)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed July 14, 2005 and incorporated herein by this reference.
(28)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005.
(29)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005.
(30)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILLIAM LYON HOMES

March 10, 2006	By:	/s/ MICHAEL D. GRUBBS
Michael D. Grubbs
Senior Vice President,
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ WILLIAM LYON William Lyon	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2006

/s/ WADE H. CABLE Wade H. Cable	Director, President and Chief Operating Officer	March 10, 2006

/S/ RICHARD E. FRANKEL Richard E. Frankel	Director	March 10, 2006

/S/ HAROLD H. GREENE Harold H. Greene	Director	March 10, 2006

/S/ LAWRENCE M. HIGBY Lawrence M. Higby	Director	March 10, 2006

/S/ GARY H. HUNT Gary H. Hunt	Director	March 10, 2006

/S/ ARTHUR B. LAFFER Arthur B. Laffer	Director	March 10, 2006

/s/ WILLIAM H. LYON William H. Lyon	Director	March 10, 2006

/s/ ALEX MERUELO Alex Meruelo	Director	March 10, 2006

/S/ MICHAEL D. GRUBBS Michael D. Grubbs	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 10, 2006

/s/ W. DOUGLASS HARRIS W. Douglass Harris	Vice President, Corporate Controller and Corporate Secretary (Principal Accounting Officer)	March 10, 2006

REQUIRED SCHEDULES

Schedules are omitted as the required information is not present, is not present in sufficient amounts, or is included in the Consolidated Financial Statements or Notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

William Lyon Homes

We have audited the accompanying consolidated balance sheets of William Lyon Homes as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of William Lyon Homes at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, as amended (“Interpretation No. 46”) effective January 31, 2003. During the years ended December 31, 2005, 2004 and 2003, the adoption of Interpretation No. 46 resulted in the Company consolidating the assets, liabilities and operations of variable interest entities in which the Company was determined to be the primary beneficiary.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of William Lyon Homes’ internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2006 expressed an unqualified opinion thereon.

/S/    ERNST & YOUNG LLP

Irvine, California

March 10, 2006

WILLIAM LYON HOMES

CONSOLIDATED BALANCE SHEETS

(in thousands except number of shares and par value per share)

	December 31,
	2005	2004
ASSETS
Cash and cash equivalents	$52,369	$96,074
Receivables — Note 3	143,481	39,302
Real estate inventories — Notes 2 and 4	1,419,248	1,059,173
Investments in and advances to unconsolidated joint ventures — Note 5	397	17,911
Property and equipment, less accumulated depreciation of $9,936 and 7,844 at December 31, 2005 and 2004, respectively	18,553	18,066
Deferred loan costs	12,323	13,982
Goodwill — Note 1	5,896	5,896
Other assets — Note 2	38,735	24,158

	$1,691,002	$1,274,562

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$67,326	$39,364
Accrued expenses	181,068	150,774
Notes payable — Note 6	125,619	48,571
7 5/8% Senior Notes due December 15, 2012 — Note 6	150,000	150,000
10 3/4% Senior Notes due April 1, 2013 — Note 6	246,917	246,648
7 1/2% Senior Notes due February 15, 2014 — Note 6	150,000	150,000

	920,930	785,357

Minority interest in consolidated entities — Note 2	227,178	142,096

Commitments and contingencies — Note 10

Stockholders’ equity — Note 7
Common stock, par value $0.01 per share; 30,000,000 shares authorized; 8,652,067 and 8,616,236 shares issued and outstanding at December 31, 2005 and 2004, respectively; 1,275,000 shares issued and held in treasury at December 31, 2005 and 2004	86	86
Additional paid-in capital	35,404	30,250
Retained earnings	507,404	316,773

	542,894	347,109

	$1,691,002	$1,274,562

See accompanying notes.

WILLIAM LYON HOMES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands except per common share amounts)

	Year Ended December 31,
	2005	2004	2003
Operating revenue
Home sales	$1,745,067	$1,785,589	$866,657
Lots, land and other sales	111,316	36,258	21,656
Management fees — Note 1	—	—	9,490

	1,856,383	1,821,847	897,803

Operating costs
Cost of sales — homes	(1,307,027)	(1,327,057)	(714,385)
Cost of sales — lots, land and other	(44,774)	(23,173)	(13,269)
Sales and marketing	(59,422)	(58,792)	(31,252)
General and administrative	(90,045)	(80,784)	(50,315)
Other	(7,050)	(2,105)	(1,834)

	(1,508,318)	(1,491,911)	(811,055)

Equity in income (loss) of unconsolidated joint ventures — Note 5	4,301	(699)	31,236

Minority equity in income of consolidated entities — Note 2	(37,571)	(49,661)	(429)

Operating income	314,795	279,576	117,555
Financial advisory expenses — Note 11	(2,191)	—	—
Other income, net	2,176	5,572	6,397

Income before provision for income taxes	314,780	285,148	123,952
Provision for income taxes — Note 8	(124,149)	(113,499)	(51,815)

Net income	$190,631	$171,649	$72,137

Earnings per common share — Note 1
Basic	$22.09	$17.69	$7.37

Diluted	$21.98	$17.55	$7.27

See accompanying notes.

WILLIAM LYON HOMES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings
	Shares	Amount			Total

Balance — December 31, 2002	9,729	$97	$108,592	$72,987	$181,676
Issuance of common stock upon exercise of stock options and related income tax benefit — Notes 7 and 8	258	3	5,404	—	5,407
Purchase and retirement of common stock — Note 7	(200)	(2)	(7,178)	—	(7,180)
Net income for the year	—	—	—	72,137	72,137

Balance — December 31, 2003	9,787	98	106,818	145,124	252,040
Issuance of common stock upon exercise of stock options — Note 7	104	1	4,420	—	4,421
Purchase of common stock — Note 7	(1,275)	(13)	(80,988)	—	(81,001)
Net income for the year	—	—	—	171,649	171,649

Balance — December 31, 2004	8,616	86	30,250	316,773	347,109
Issuance of common stock upon exercise of stock options and related income tax benefit and other — Note 7	36	—	5,154	—	5,154
Net income	—	—	—	190,631	190,631

Balance — December 31, 2005	8,652	$86	$35,404	$507,404	$542,894

See accompanying notes.

WILLIAM LYON HOMES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2005	2004	2003
Operating activities
Net income	$190,631	$171,649	$72,137
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,092	1,327	1,082
Equity in (income) loss of unconsolidated joint ventures	(4,301)	699	(31,236)
Distributions of income from unconsolidated joint ventures	2,708	—	37,501
Minority equity in income of consolidated entities	37,571	49,661	429
Impairment loss on real estate asset	4,600	—	—
State income tax refund credited to additional paid-in capital	1,845	—	—
Provision for income taxes	124,149	113,499	51,815
Net changes in operating assets and liabilities:
Receivables	(104,179)	9,168	(17,477)
Real estate inventories	(232,240)	(195,340)	(205,922)
Deferred loan costs	1,659	(1,004)	(7,700)
Other assets	(6,173)	(5,122)	(3,716)
Accounts payable	27,962	(2,612)	816
Accrued expenses	(90,858)	(54,632)	(20,269)

Net cash (used in) provided by operating activities	(44,534)	87,293	(122,540)

Investing activities
Investment in and advances to unconsolidated joint ventures	(1,379)	(9,427)	(8,493)
Distributions of capital from unconsolidated joint ventures	20,486	10,126	22,019
Purchases of property and equipment	(2,579)	(17,768)	(576)

Net cash provided by (used in) investing activities	16,528	(17,069)	12,950

Financing activities
Proceeds from borrowings on notes payable	1,855,452	1,768,933	1,105,464
Principal payments on notes payable	(1,794,799)	(1,896,365)	(1,220,919)
Issuance of 7 5/8% Senior Notes	—	148,500	—
Issuance of 10 3/4% Senior Notes	—	—	246,233
Repayment of 12 1/2% Senior Notes	—	—	(70,279)
Issuance of 7 1/2% Senior Notes	—	147,563	—
Minority interest (distributions) contributions, net	(76,664)	(86,849)	61,420
Common stock issued for exercised options	312	932	2,294
Common stock purchased	—	(81,001)	(7,180)

Net cash (used in) provided by financing activities	(15,699)	1,713	117,033

Net (decrease) increase in cash and cash equivalents	(43,705)	71,937	7,443
Cash and cash equivalents — beginning of year	96,074	24,137	16,694

Cash and cash equivalents — end of year	$52,369	$96,074	$24,137

Supplemental disclosures of cash flow and non-cash activities
Issuance of notes payable for land acquisitions	$11,686	$—	$21,534

Issuance of note payable to secure land option agreement	$4,709	$5,420	$—

Consolidation of real estate inventories and minority interest from variable interest entities	$115,771	$—	$—

Consolidation of other assets and minority interest from variable interest entities	$8,404	$—	$—

Income tax benefit credited to additional paid-in capital in connection with stock option exercises and other	$2,997	$3,489	$3,113

Consolidation of real estate inventories of previously unconsolidated joint ventures	$—	$160,124	$—

Consolidation of notes payable of previously unconsolidated joint ventures	$—	$90,252	$—

Consolidation of other net assets of previously unconsolidated joint ventures	$—	$43,568	$—

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

Segment Information

The Company designs, constructs and sells a wide range of homes designed to meet the specific needs of each of its markets. For internal reporting purposes, the Company is organized into five geographic home building regions and its mortgage origination operation. Because each of the Company’s geographic home building regions has similar economic characteristics, housing products and class of prospective buyers, the geographic home building regions have been aggregated into a single home building segment. The Company’s mortgage origination operations did not meet the materiality thresholds which would require disclosure for the years ended December 31, 2005, 2004 and 2003, and accordingly, are not separately reported.

The Company evaluates performance and allocates resources primarily based on the operating income of individual home building projects. Operating income is defined by the Company as operating revenue less operating costs plus equity in (loss) income of unconsolidated joint ventures less minority equity in income of consolidated entities. Accordingly, operating income excludes certain expenses included in the determination of net income. Operating income from home building operations totaled $314.8 million, $279.6 million and $117.6 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Substantially all revenues are from external customers. There were no customers that contributed 10% or more of the Company’s total revenues during the years ended December 31, 2005, 2004 or 2003.

Real Estate Inventories and Related Indebtedness

Real estate inventories are carried at cost net of impairment losses, if any. Real estate inventories consist primarily of deposits, raw land, lots under development, homes under construction and completed homes of real estate projects. All direct and indirect land costs, offsite and onsite improvements and applicable interest and other carrying charges are capitalized to real estate projects during periods when the project is under development. Land, offsite costs and all other common costs are allocated to land parcels benefited based upon relative fair values before construction. Onsite construction costs and related carrying charges (principally interest and property taxes) are allocated to the individual homes within a phase based upon the relative sales value of the homes. The Company relieves its accumulated real estate inventories through cost of sales for the cost of homes sold. Selling expenses and other marketing costs are expensed in the period incurred. A provision

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

for warranty costs relating to the Company’s limited warranty plans is included in cost of sales and accrued expenses at the time the sale of a home is recorded. The Company generally reserves one percent of the sales price of its homes against the possibility of future charges relating to its one-year limited warranty and similar potential claims. Factors that affect the Company’s warranty liability include the number of homes under warranty, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary. Changes in the Company’s warranty liability during the year ended December 31 are as follows (in thousands):

	December 31,
	2005	2004	2003

Warranty liability, beginning of year	$14,308	$7,267	$4,287
Warranty liability from consolidated entities as of January 1, 2004 — Note 2	—	1,664	—
Warranty provision during year	22,205	17,955	9,279
Warranty settlements and adjustments during year	(16,294)	(12,578)	(6,299)

Warranty liability, end of year	$20,219	$14,308	$7,267

Interest incurred under the Revolving Credit Facilities, the 7 5/8% Senior Notes, the 10 3/4% Senior Notes, the 7 1/2% Senior Notes and other notes payable, as more fully discussed in Note 6, is capitalized to qualifying real estate projects under development. Any additional interest charges related to real estate projects not under development are expensed in the period incurred.

The Company accounts for its real estate inventories under Financial Accounting Standards Board Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“Statement No. 144”). Statement No. 144 requires impairment losses to be recorded on real estate inventories when indicators of impairment are present and the undiscounted cash flows estimated to be generated by real estate inventories are less than the carrying amount of such assets. When an impairment loss is required for real estate inventories, the related assets are adjusted to their estimated fair value.

The results of operations for the year ended December 31, 2005 included a non-cash charge of $4,600,000 to record an impairment loss related to a golf course in the Company’s San Diego Division. The impairment loss was primarily attributable to lower than expected cash flows and continued net operating losses since the golf course opened in 2002. As a result, the future undiscounted cash flows estimated to be generated were determined to be less than the assets carrying amount. Accordingly, the golf course asset was written-down to its estimated fair value. The non-cash charge is reflected in other operating costs in the accompanying consolidated statements of income.

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives ranging from three to fifteen years. Leasehold improvements are stated at cost and are amortized using the straight-line method over the shorter of either their estimated useful lives or term of the lease. As more fully discussed in Note 9, the Company owns an aircraft which is being depreciated using the straight-line method over an estimated useful life of fifteen years.

Deferred Loan Costs

Deferred loan costs are amortized over the term of the applicable loans using a method which approximates the level yield interest method.

Goodwill

The amount paid for business acquisitions over the net fair value of assets acquired and liabilities assumed is reflected as goodwill and, until January 1, 2002 was being amortized on a straight-line basis over seven years. Accumulated amortization was $2,793,000 as of December 31, 2001. In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement No. 142”), effective for fiscal years beginning after December 15, 2001. Under this rule, goodwill is no longer amortized but is subject to impairment tests in accordance with Statement No. 142. The Company performed its first required annual impairment test of goodwill as of January 1, 2002 and determined that goodwill was not impaired. As of December 31, 2005, there have been no indicators of impairment related to the Company’s goodwill.

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

Income Taxes

Income taxes are accounted for under the provisions of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Effective as of January 1, 1994, the Company completed a capital restructuring and quasi-reorganization. The quasi-reorganization resulted in the adjustment of assets and liabilities to estimated fair values and the elimination of an accumulated deficit effective January 1, 1994. Income tax benefits resulting from the utilization of net operating loss and other carryforwards existing at January 1, 1994 and temporary differences existing prior to or resulting from the quasi-reorganization are excluded from the results of operations and credited to additional paid-in capital.

Financial Instruments

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash investments, receivables, and deposits. The Company typically places its cash investments in investment

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

grade short-term instruments. Deposits, included in other assets, are due from municipalities or utility companies and are generally collected from such entities through fees assessed to other developers.

For those instruments, as defined under Financial Accounting Standards Board Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments, for which it is practical to estimate fair value, management has determined that the carrying amounts of the Company’s financial instruments approximate their fair value at December 31, 2005, except for the 10 3/4% Senior Notes, 7 1/2% Senior Notes and 7 5/8% Senior Notes as described in Note 6.

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

Basic and Diluted Earnings Per Common Share

Earnings per share amounts for all periods presented conform to Financial Accounting Standards Board Statement of Financial Accounting Standards No. 128, Earnings Per Share. Basic and diluted earnings per common share for the year ended December 31, 2005 are based on 8,628,901 and 8,674,749 shares of common stock outstanding, respectively. Basic and diluted earnings per common share for the year ended December 31, 2004 are based on 9,701,386 and 9,777,810 shares of common stock outstanding, respectively. Basic and diluted earnings per common share for the year ended December 31, 2003 are based on 9,782,928 and 9,928,733 shares of common stock outstanding, respectively.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock-Based Compensation

At December 31, 2005, the Company had stock plans, which are described more fully in Note 7. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per common share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“Statement No. 123”) to stock-based employee plans (in thousands, except per common share amounts):

	Year Ended December 31
	2005	2004	2003
Net income, as reported	$190,631	$171,649	$72,137
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	(22)	(380)

Net income, as adjusted	$190,631	$171,627	$71,757

Earnings per common share:
Basic — as reported	$22.09	$17.69	$7.37

Basic — as adjusted	$22.09	$17.69	$7.33

Diluted — as reported	$21.98	$17.55	$7.27

Diluted — as adjusted	$21.98	$17.55	$7.23

Use of Estimates

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities as of December 31, 2005 and 2004 and revenues and expenses for each of the three years in the period ended December 31, 2005. Accordingly, actual results could differ from those estimates.

Impact of New Accounting Pronouncements

On June 29, 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 04-05, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-05”). The scope of EITF 04-05 is limited to limited partnerships or similar entities (such as limited liability companies that have governing provisions that are the functional equivalent of a limited partnership) that are not variable interest entities under Interpretation No. 46 and provides a new framework for addressing when a general partner in a limited partnership, or managing member in the case of a limited liability company, controls the entity. Under EITF 04-05, the Company may be required to consolidate certain investments in which the Company holds a general partner or managing member interest. EITF 04-05 is effective after June 29, 2005 for new entities formed after such date and for existing entities for which the agreements are subsequently modified and is effective for the Company’s fiscal year beginning January 1, 2006 for all other entities. The adoption of EITF 04-05 did not have any impact on the Company’s financial statements as of December 31, 2005. The Company has not yet

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

determined the anticipated impact of adopting EITF 04-05 for arrangements existing at June 29, 2005. However, EITF 04-05 may require the consolidation of the assets, liabilities and operations of certain of the Company’s homebuilding and land development joint ventures. Since the Company already recognizes its proportionate share of joint venture earnings and losses under the equity method of accounting, the adoption of EITF 04-05 will not impact the Company’s consolidated net income.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities, as amended (“Interpretation No. 46”) which addresses the consolidation of variable interest entities (“VIEs”). Interpretation No. 46 applied immediately to arrangements created after January 31, 2003 and, with respect to arrangements created before February 1, 2003, the interpretation was applied to the Company as of January 1, 2004. As of December 31, 2005, the Company is considered to be the primary beneficiary in certain joint ventures, lot option agreements and land banking arrangements, which have been determined to be variable interest entities. Accordingly, the assets, liabilities and operations of these joint ventures and land banking arrangements have been consolidated with the Company’s financial statements as of December 31, 2005 and for the periods then ended. The consolidation of the assets, liabilities and operations of any joint venture, option agreements or land banking arrangements has a corresponding effect on various of the Company’s financial ratios and other financial and operational indicators. See Note 2 for information regarding variable interest entities. See Notes 5 and 10 for additional information regarding joint venture and land banking arrangements.

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

computed expected losses and residual returns based on the probability of future cash flows as outlined in Interpretation No. 46. If the Company is determined to be the primary beneficiary of the VIE, the assets, liabilities and operations of the VIE are consolidated with the Company’s financial statements.

Based on the Company’s analysis of arrangements created after January 31, 2003, no VIEs have been created for the period from February 1, 2003 through December 31, 2003 with respect to option agreements as identified under clause (i) of the previous paragraph. At December 31, 2003, certain joint ventures and a land banking arrangement created after January 31, 2003 have been determined to be VIEs under Interpretation No. 46 in which the Company is considered the primary beneficiary. Accordingly, the assets, liabilities and operations of these joint ventures and one land banking arrangement have been consolidated with the Company’s financial statements as of December 31, 2003 and for the period then ended. Effective January 1, 2004, certain additional joint ventures and land banking arrangements created prior to February 1, 2003 have been determined to be VIEs under Interpretation No. 46 in which the Company is considered the primary beneficiary. Accordingly, the assets, liabilities and operations of all of these joint ventures and land banking arrangements have been consolidated with the Company’s financial statements as of January 1, 2004 and for the year ended December 31, 2004. At December 31, 2005, certain joint ventures, lot option agreements and land banking arrangements have been determined to be VIEs under Interpretation No. 46 in which the Company is considered the primary beneficiary. Accordingly, the assets, liabilities and operations of all of these joint ventures, lot option agreements and land banking arrangements have been consolidated with the Company’s financial statements as of December 31, 2005, and for the year ended December 31, 2005. Supplemental consolidating financial information of the Company, specifically including information for the joint ventures, lot option arrangements and land banking arrangements consolidated under Interpretation No. 46, is presented below to allow investors to determine the nature of assets held and the operations of the consolidated entities. Investments in consolidated entities in the separate financial statements of wholly-owned entities are presented below using the equity method of accounting. Consolidated real estate inventories include land deposits under option agreements or land banking arrangements (see Note 10) of $77,956,000 and $38,023,000 at December 31, 2005 and 2004, respectively. As of December 31, 2005, the Company’s remaining total contractual obligations for land purchases and option commitments was approximately $944,701,000.

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET BY FORM OF OWNERSHIP

(in thousands)

	December 31, 2005
	Wholly- Owned	Variable Interest Entities Under Interpretation No. 46	Eliminating Entries	Consolidated Total

ASSETS

Cash and cash equivalents	$26,271	$26,098	$—	$52,369
Receivables	128,074	15,407	—	143,481
Real estate inventories	1,119,127	300,121	—	1,419,248
Investments in and advances to unconsolidated joint ventures	397	—	—	397
Investments in consolidated entities	88,197	—	(88,197)	—
Other assets	67,103	8,404	—	75,507
Intercompany receivables	—	6,583	(6,583)	—

	$1,429,169	$356,613	$(94,780)	$1,691,002

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued expenses	$223,306	$25,088	$—	$248,394
Notes payable	109,469	16,150	—	125,619
7 5/8% Senior Notes due December 15, 2012	150,000	—	—	150,000
10 3/4% Senior Notes due April 1, 2013	246,917	—	—	246,917
7 1/2% Senior Notes due February 15, 2014	150,000	—	—	150,000
Intercompany payables	6,583	—	(6,583)	—

Total liabilities	886,275	41,238	(6,583)	920,930
Minority interest in consolidated entities	—	—	227,178	227,178
Owners’ capital
William Lyon Homes	—	88,197	(88,197)	—
Others	—	227,178	(227,178)	—
Stockholders’ equity	542,894	—	—	542,894

	$1,429,169	$356,613	$(94,780)	$1,691,002

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME BY FORM OF OWNERSHIP

(in thousands)

	Year Ended December 31, 2005
	Wholly-Owned	Variable Interest Entities Under Interpretation No. 46	Eliminating Entries	Consolidated Total
Operating revenue
Sales	$1,449,524	$406,859	$—	$1,856,383
Management fees	12,658	—	(12,658)	—

	1,462,182	406,859	(12,658)	1,856,383

Operating costs
Cost of sales	(1,057,535)	(306,924)	12,658	(1,351,801)
Sales and marketing	(46,480)	(12,942)	—	(59,422)
General and administrative	(90,045)	—	—	(90,045)
Other	(7,050)	—	—	(7,050)

	(1,201,110)	(319,866)	12,658	(1,508,318)

Equity in income of unconsolidated joint ventures	4,301	—	—	4,301

Equity in income of consolidated entities	50,009	—	(50,009)	—

Minority equity in income of consolidated entities	—	—	(37,571)	(37,571)

Operating income	315,382	86,993	(87,580)	314,795
Financial advisory expenses	(2,191)	—	—	(2,191)
Other (expense) income, net	1,589	587	—	2,176

Income before provision for income taxes	314,780	87,580	(87,580)	314,780
Provision for income taxes	(124,149)	—	—	(124,149)

Net income	$190,631	$87,580	$(87,580)	$190,631

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3 — Receivables

Receivables consist of the following (in thousands):

	December 31,
	2005	2004
Notes receivable:
First trust deed mortgage notes receivable, pledged as collateral for revolving mortgage warehouse credit facility	$47,816	$9,305
Notes receivable from land sale	—	5,343

	47,816	14,648
Other receivables — primarily escrow proceeds	95,665	24,654

	$143,481	$39,302

Note 4 — Real Estate Inventories

Real estate inventories consist of the following (in thousands):

	December 31, 2005
Division	Deposits	Land(1)	Construction in Progress	Completed Inventory, Including Models and Completed Lots Held for Sale	Total
Southern California	$32,169	$247,824	$239,669	$48,175	$567,837
Northern California	950	123,209	97,882	19,897	241,938
San Diego	33,875	100,899	138,664	32,017	305,456
Arizona	8,222	56,545	53,836	10,001	128,604
Nevada	2,739	108,179	48,552	15,943	175,413

	$77,956	$636,656	$578,603	$126,033	$1,419,248

	December 31, 2004
Division	Deposits	Land	Construction in Progress	Completed Inventory, Including Models and Completed Lots Held for Sale	Total
Southern California	$4,411	$158,393	$135,115	$36,178	$334,097
Northern California	1,656	107,566	143,687	17,375	270,284
San Diego	22,604	119,361	76,900	7,280	226,145
Arizona	9,352	64,156	35,770	5,675	114,953
Nevada	—	66,049	37,053	10,592	113,694

	$38,023	$515,525	$428,525	$77,100	$1,059,173

(1)	Includes the consolidation of certain lot option arrangements and land banking arrangements determined to be VIEs under Interpretation No. 46 in which the company is considered the primary beneficiary (See Note 2 above).

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5 — Investments in and Advances to Unconsolidated Joint Ventures

The Company and certain of its subsidiaries are general partners or members in joint ventures involved in the development and sale of residential projects. The consolidated financial statements of the Company include the accounts of the Company, all majority-owned and controlled subsidiaries and certain joint ventures which have been determined to be variable interest entities in which the Company is considered the primary beneficiary (see Note 2). The financial statements of joint ventures which have not been determined to be variable interest entities in which the Company is considered the primary beneficiary are not consolidated with the Company’s financial statements. The Company’s investments in unconsolidated joint ventures are accounted for using the equity method because the Company has a 50% or less voting or economic interest (and thus such joint ventures are not controlled by the Company). Condensed combined financial information of these unconsolidated joint ventures as of December 31, 2005 and 2004, and for each of the three years in the period ended December 31, 2005 are summarized as follows:

CONDENSED COMBINED BALANCE SHEETS

(In thousands)

	December 31,
	2005	2004
ASSETS
Cash and cash equivalents	$2,580	$1,132
Receivables	3,253	948
Real estate inventories	31,279	38,193
Investment in unconsolidated joint venture	—	25,799
Property and equipment	956	165

	$38,068	$66,237

LIABILITIES AND OWNERS’ CAPITAL
Accounts payable	$5,127	$2,313
Notes payable	32,377	28,580
Advances from William Lyon Homes	181	413

	37,685	31,306

Owners’ Capital
William Lyon Homes	216	17,498
Others	167	17,433

	383	34,931

	$38,068	$66,237

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED COMBINED STATEMENTS OF INCOME

(In thousands)

	Year Ended December 31,
	2005	2004	2003
Operating revenue
Home sales	$—	$—	$317,109
Land sales	26,091	—	8,440

	26,091	—	325,549
Operating costs
Cost of sales — homes	—	—	(248,252)
Cost of sales — land	(23,338)	—	(8,132)
Sales and marketing	(342)	—	(9,431)
General and administrative	(17)	—	—
Other	(1,380)	(694)	—

	(25,077)	(694)	(265,815)

Equity in income (loss) of unconsolidated joint ventures	19,687	(705)	—

Operating income (loss)	20,701	(1,399)	59,734
Other (loss), net	—	—	(1,327)

Net income (loss)	$20,701	$(1,399)	$58,407

Allocation to owners
William Lyon Homes	$10,350	$(699)	$31,236
Others	10,351	(700)	27,171

	$20,701	$(1,399)	$58,407

Income allocations and cash distributions to the Company are based on predetermined formulas between the Company and the joint venture partners as specified in the applicable partnership or operating agreements. The Company generally receives, after partners’ priority returns and return of partners’ capital, approximately 50% of the profits and cash flows from joint ventures.

Certain joint ventures have obtained financing from construction lenders which amounted to $32,377,000 at December 31, 2005. As common practice required by commercial lenders, all of the joint ventures that have obtained financing are obligated to repay loans to a level such that they do not exceed certain required loan-to-value or loan-to-cost ratios. Each lender has the right to test the ratios by appraising the property securing the loan at the time. Either a decrease in the value of the property securing the loan or an increase in the construction costs could trigger this pay down obligation. The term of the obligation corresponds with the term of the loan and is limited to the outstanding loan balance.

During the year ended December 31, 2002, one of the Company’s joint ventures (“Existing Venture”) was restructured such that the Company was required to purchase the 538 lots owned by the Existing Venture on a specified takedown basis through October 15, 2003 at a purchase price equal to the future cost of such lots including a 20% preferred return on invested capital to the outside partner of the Existing Venture. During the year ended December 31, 2002, the first 242 lots were purchased from the Existing Venture for $64,468,000, which includes a $12,493,000 preferred return to the outside partner of the Existing Venture. The 242 lots were purchased by a newly formed joint venture (“New Venture”) between the Company and an outside partner. The Company was required to and did purchase the 242 lots owned by the New Venture on a specified takedown

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

basis through May 15, 2004 at a purchase price equal to $74,210,000 plus a 13 1/2% preferred return on invested capital to the outside partner of the New Venture. Because the Company is required to purchase the lots owned by both the Existing Venture and the New Venture, and the Company now controls both ventures, the financial statements of both ventures have been consolidated with the Company’s financial statements as of December 31, 2003, including real estate inventories of $28,095,000 and minority interest in consolidated joint ventures of $22,632,000. During the year ended December 31, 2002, an additional 44 lots were purchased from the Existing Venture for $19,765,000, which included a $3,953,000 preferred return to the outside partner of the Existing Venture. The 44 lots were purchased through a land banking arrangement (see Note 10 for additional information regarding the Company’s land banking arrangements). During the year ended December 31, 2003, an additional 219 lots were purchased from the Existing Venture for $74,896,000, which included a $21,743,000 preferred return to the outside partner of the Existing Venture. These purchases included (i) 172 lots which were purchased from the Existing Venture under a land banking arrangement (see Note 2) for $56,632,000, which included a $16,441,000 preferred return to the outside partner of the Existing Venture and (ii) 47 lots which were purchased by the New Venture from the Existing Venture for $18,264,000, which included a $5,302,000 preferred return to the outside partner of the Existing Venture. During the year ended December 31, 2002, the Company purchased 15 lots from the New Venture for $5,135,000, all of which was paid to the outside partner as a return of capital. During the year ended December 31, 2003, the Company purchased 175 lots from the New Venture for $54,543,000, all of which was paid to the outside partner as a return of capital. During the year ended December 31, 2004, the Company purchased the remaining 99 lots from the New Venture for $34,281,000. The intercompany sales and related profits have been eliminated in consolidation.

During the year ended December 31, 2003, the Company’s wholly-owned subsidiary William Lyon Homes, Inc., a California corporation, (“California Lyon”), and two unaffiliated parties formed a series of limited liability companies (“Development LLCs”) for the purpose of acquiring three parcels of land totaling 236 acres in Irvine and Tustin, California (formerly part of the Tustin Marine Corps Air Station) and developing the land into 1,910 residential homesites. As of December 31, 2005, the Development LLCs sold substantially all of the lots. During the year ended December 31, 2005, California Lyon purchased 829 lots from the Development LLCs for a purchase price of $183,626,000, of which 267 lots were purchased through three land banking arrangements for a purchase price of $84,085,000 (see Note 2 for additional information regarding the Company’s land banking arrangements). California Lyon has a 12 1/2% indirect, minority interest in the Development LLCs and during the year ended December 31, 2005 earned income of $9,843,000 from the sale of lots by the Development LLCs, of which $5,159,000 of income was deferred as a reduction to the cost basis of the lots purchased by California Lyon and will be recognized when homes are constructed on the lots and sold to third parties.

The Company is a member in an unconsolidated joint venture limited liability company formed for the purpose of acquiring and developing land in Nevada. At December 31, 2005, the unconsolidated joint venture had outstanding land acquisition and development debt of $32,377,000, of which the Company guaranteed $16,188,500. During the year ended December 31, 2005, the Company purchased 488 lots for a purchase price of $15,900,000 from the unconsolidated joint venture. The Company deferred $890,000 of income from the transaction, which will be recognized when homes are constructed on the lots and sold to third parties.

During the year ended December 31, 2003, one of the joint ventures in which the Company is a general partner completed a land sale to the Company for $8,440,000 resulting in no gain or loss to the joint venture.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6 — Notes Payable and Senior Notes

Notes payable and Senior Notes consist of the following (in thousands):

	December 31,
	2005	2004
Notes payable:
Revolving credit facilities	$49,967	$7,652
Construction notes payable	16,150	31,614
Seller financing	11,686	—
Collateralized mortgage obligations under revolving mortgage warehouse credit facilities, secured by first trust deed mortgage notes receivable	47,816	9,305

	125,619	48,571
Senior Notes:
7 5/8% Senior Notes due December 15, 2012	150,000	150,000
10 3/4% Senior Notes due April 1, 2013	246,917	246,648
7 1/2% Senior Notes due February 15, 2014	150,000	150,000

	546,917	546,648

	$672,536	$595,219

During the years ended December 31, 2005, 2004 and 2003, the Company incurred and capitalized interest relating to the above debt of $73,209,000, $59,024,000 and $47,188,000, respectively.

Maturities of the notes payable, 7 5/8% Senior Notes due December 15, 2012, 10 3/4% Senior Notes due April 1, 2013 and the 7 1/2% Senior Notes due February 15, 2014 are as follows as of December 31, 2005:

Year Ended December 31,	(in thousands)
2006	$56,168
2007	55,545
2008	13,906
2009	—
2010	—
Thereafter	546,917

$672,536

7 5/8% Senior Notes

On November 22, 2004, the Company’s 100% owned subsidiary, William Lyon Homes, Inc., a California corporation, (“California Lyon”) closed its offering of $150,000,000 principal amount of 7 5/8% Senior Notes due 2012 (the “7 5/8% Senior Notes”). The notes were sold pursuant to Rule 144A. The notes were issued at par, resulting in net proceeds to the Company of approximately $148,500,000. California Lyon agreed to file a registration statement with the Securities and Exchange Commission relating to an offer to exchange the notes for publicly tradeable notes having substantially identical terms. On January 12, 2005, the Securities and Exchange Commission declared the registration statement effective and California Lyon commenced an offer to exchange any and all of its outstanding $150,000,000 aggregate principal amount of 7 5/8% Senior Notes due 2012, which are not registered under the Securities Act of 1933, for a like amount of its new 7 5/8% Senior Notes due 2012, which are registered under the Securities Act of 1933, upon the terms and subject to the conditions set

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

forth in the prospectus dated January 12, 2005. The exchange offer was completed for $146,500,000 principal amount of the 7 5/8% Senior Notes on February 18, 2005. The remaining $3,500,000 principal amount of the old notes remains outstanding. The terms of the new notes are identical in all material respects to those of the old notes, except for certain transfer restrictions, registration rights and liquidated damages provisions relating to the old notes. Interest on the 7 5/8% Senior Notes is payable semi-annually on December 15 and June 15 of each year. Based on the current outstanding principal amount of the 7 5/8% Senior Notes, the Company’s semi-annual interest payments are $5,700,000.

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

As of December 31, 2005, the outstanding 7 5/8% Senior Notes with a face value of $150,000,000 had a fair value of approximately $132,375,000 based on quotes from industry sources.

10 3/4% Senior Notes

California Lyon filed a Registration Statement on Form S-3 with the Securities and Exchange Commission for the sale of $250,000,000 of Senior Notes due 2013 (the “10 3/4% Senior Notes”) which became effective on March 12, 2003. The offering closed on March 17, 2003 and was fully subscribed and issued. The notes were issued at a price of 98.493% to the public, resulting in net proceeds to the Company of approximately $246,233,000. The purchase price reflected a discount to yield 11% under the effective interest method and the notes have been reflected net of the unamortized discount in the accompanying consolidated balance sheet. Interest on the 10 3/4% Senior Notes is payable on April 1 and October 1 of each year. Based on the current outstanding principal amount of the 10 3/4% Senior Notes, the Company’s semi-annual interest payments are $13,400,000.

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

As of December 31, 2005, the outstanding 10 3/4% Senior Notes with a face value of $246,917,000 had a fair value of approximately $258,125,000 based on quotes from industry sources.

7 1/2% Senior Notes

On February 6, 2004, California Lyon closed its offering of $150,000,000 principal amount of 7 1/2% Senior Notes due 2014 (the “7 1/2% Senior Notes”). The notes were sold pursuant to Rule 144A and outside the United States to non-U.S. persons in reliance on Regulation S. The notes were issued at par, resulting in net proceeds to the Company of approximately $147,600,000. California Lyon agreed to file a registration statement with the Securities and Exchange Commission relating to an offer to exchange the notes for publicly tradeable notes

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

having substantially identical terms. On July 16, 2004, the Securities and Exchange Commission declared the registration statement effective and California Lyon commenced an offer to exchange any and all of its outstanding $150,000,000 aggregate principal amount of 7 1/2% Senior Notes due 2014, which are not registered under the Securities Act of 1933, for a like amount of its new 7 1/2% Senior Notes due 2014, which are registered under the Securities Act of 1933, upon the terms and subject to the conditions set forth in the prospectus dated July 16, 2004. The exchange offer was completed for the full principal amount of the 7 1/2% Senior Notes on August 17, 2004. The terms of the new notes are identical in all material respects to those of the old notes, except for certain transfer restrictions, registration rights and liquidated damages provisions relating to the old notes. The new notes have been listed on the New York Stock Exchange. Interest on the 7 1/2% Senior Notes is payable on February 15 and August 15 of each year. Based on the current outstanding principal amount of 7 1/2% Senior Notes the Company’s semi-annual interest payments are $5,600,000.

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

As of December 31, 2005, the outstanding 7 1/2% Senior Notes with a face value of $150,000,000 had a fair value of approximately $129,750,000 based on quotes from industry sources.

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

At December 31, 2005, the Company had approximately $109,469,000 million of secured indebtedness, (excluding approximately $16,150,000 million of secured indebtedness of consolidated entities) and approximately $316,675,000 million of additional secured indebtedness available to be borrowed under the Company’s credit facilities, as limited by the Company’s borrowing base formulas.

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING BALANCE SHEET

December 31, 2005

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company

ASSETS
Cash and cash equivalents	$—	$18,934	$6,687	$26,748	$—	$52,369
Receivables	—	75,505	52,567	15,409	—	143,481
Real estate inventories	—	1,226,916	2,090	190,242	—	1,419,248
Investments in and advances to unconsolidated joint ventures	—	397	—	—	—	397
Property and equipment, net	—	2,128	16,425	—	—	18,553
Deferred loan costs	—	12,323	—	—	—	12,323
Goodwill	—	5,896	—	—	—	5,896
Other assets	—	36,472	2,263	—	—	38,735
Investments in subsidiaries	542,894	88,254	10,332	—	(641,480)	—
Intercompany receivables	—	1,667	113,530	6,583	(121,780)	—

	$542,894	$1,468,492	$203,894	$238,982	$(763,260)	$1,691,002

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$—	$46,184	$756	$20,386	$—	$67,326
Accrued expenses	—	169,884	6,250	4,934	—	181,068
Notes payable	—	61,653	47,816	16,150	—	125,619
7 5/8% Senior Notes	—	150,000	—	—	—	150,000
10 3/4% Senior Notes	—	246,917	—	—	—	246,917
7 1/2% Senior Notes	—	150,000	—	—	—	150,000
Intercompany payables	—	120,113	1,667	—	(121,780)	—

Total liabilities	—	944,751	56,489	41,470	(121,780)	920,930
Minority interest in consolidated entities	—	—	—	—	227,178	227,178
Stockholders’ equity	542,894	523,741	147,405	197,512	(868,658)	542,894

	$542,894	$1,468,492	$203,894	$238,982	$(763,260)	$1,691,002

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING STATEMENT OF INCOME

Year Ended December 31, 2005

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$1,246,082	$203,442	$406,859	$—	$1,856,383
Management fees	—	12,658	—	—	(12,658)	—

	—	1,258,740	203,442	406,859	(12,658)	1,856,383

Operating costs
Cost of sales	—	(908,897)	(148,638)	(306,924)	12,658	(1,351,801)
Sales and marketing	—	(38,333)	(8,147)	(12,942)	—	(59,422)
General and administrative	—	(89,977)	(68)	—	—	(90,045)
Other	—	—	(7,050)	—	—	(7,050)

	—	(1,037,207)	(163,903)	(319,866)	12,658	(1,508,318)

Equity in income (loss) of unconsolidated joint ventures	—	4,991	(690)	—	—	4,301

Income (loss) from subsidiaries	190,631	87,255	(217)	—	(277,669)	—

Minority equity in income of consolidated entities	—	—	—	—	(37,571)	(37,571)

Operating income	190,631	313,779	38,632	86,993	(315,240)	314,795
Financial advisory expenses	—	(2,191)	—	—	—	(2,191)
Other (expense) income, net	—	488	1,052	636	—	2,176

Income before provision for income taxes	190,631	312,076	39,684	87,629	(315,240)	314,780
Provision for income taxes	—	(124,132)	—	(17)	—	(124,149)

Net income	$190,631	$187,944	$39,684	$87,612	$(315,240)	$190,631

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING STATEMENT OF INCOME

Year Ended December 31, 2004

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$1,219,155	$97,035	$539,312	$(33,655)	$1,821,847
Management fees	—	16,188	—	—	(16,188)	—

	—	1,235,343	97,035	539,312	(49,843)	1,821,847

Operating costs
Cost of sales	—	(933,472)	(64,581)	(402,020)	49,843	(1,350,230)
Sales and marketing	—	(36,850)	(4,531)	(17,411)	—	(58,792)
General and administrative	—	(80,570)	(214)	—	—	(80,784)
Other	—	—	(2,105)	—	—	(2,105)

	—	(1,050,892)	(71,431)	(419,431)	49,843	(1,491,911)

Equity in loss of unconsolidated joint ventures	—	(352)	(347)	—	—	(699)

Income from subsidiaries	171,649	90,478	6,048	—	(268,175)	—

Minority equity in income of consolidated entities	—	—	—	—	(49,661)	(49,661)

Operating income	171,649	274,577	31,305	119,881	(317,836)	279,576
Other income, net	—	270	3,497	1,805	—	5,572

Income before provision for income taxes	171,649	274,847	34,802	121,686	(317,836)	285,148
Provision for income taxes	—	(112,919)	—	(580)	—	(113,499)

Net income	$171,649	$161,928	$34,802	$121,106	$(317,836)	$171,649

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING STATEMENT OF INCOME

Year Ended December 31, 2003

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$811,342	$67,772	$138,638	$(129,439)	$888,313
Management fees	—	9,490	—	—	—	9,490

	—	820,832	67,772	138,638	(129,439)	897,803

Operating costs
Cost of sales	—	(659,473)	(60,277)	(115,600)	107,696	(727,654)
Sales and marketing	—	(26,856)	(3,052)	(1,344)	—	(31,252)
General and administrative	—	(50,105)	(210)	—	—	(50,315)
Other	—	—	(1,834)	—	—	(1,834)

	—	(736,434)	(65,373)	(116,944)	107,696	(811,055)

Equity in income of unconsolidated joint ventures	—	31,236	—	—	—	31,236

Income from subsidiaries	72,137	2,604	—	—	(74,741)	—

Minority equity in income of consolidated entities	—	—	—	(22,172)	21,743	(429)

Operating income	72,137	118,238	2,399	(478)	(74,741)	117,555
Other income, net	—	1,041	4,358	998	—	6,397

Income before provision for income taxes	72,137	119,279	6,757	520	(74,741)	123,952
Provision for income taxes	—	(51,475)	—	(340)	—	(51,815)

Net income	$72,137	$67,804	$6,757	$180	$(74,741)	$72,137

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2005

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company

Operating activities:
Net income	$190,631	$187,944	$39,684	$87,612	$(315,240)	$190,631
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	527	1,565	—	—	2,092
Equity in (income) loss of unconsolidated joint ventures	—	(4,991)	690	—	—	(4,301)
Distributions of income from unconsolidated joint ventures	—	2,625	83	—	—	2,708
Minority equity in income of consolidated entities	—	—	—	—	37,571	37,571
Equity in (earnings) loss of subsidiaries	(190,631)	(87,255)	217	—	277,669	—
Impairment loss on real estate asset	—	—	4,600	—	—	4,600
State income tax refund credited to additional paid in capital	—	1,845	—	—	—	1,845
Provision for income taxes	—	124,132	—	17	—	124,149
Net changes in operating assets and liabilities:
Receivables	—	(53,047)	(41,206)	(9,926)	—	(104,179)
Intercompany receivables/payables	—	4,600	(28,260)	(7,915)	31,575	—
Real estate inventories	—	(268,431)	(1,213)	37,404	—	(232,240)
Deferred loan costs	—	1,659	—	—	—	1,659
Other assets	—	(5,412)	(761)	—	—	(6,173)
Accounts payable	—	17,038	376	10,548	—	27,962
Accrued expenses	—	(88,450)	2,279	(4,687)	—	(90,858)

Net cash (used in) provided by operating activities	—	(167,216)	(21,946)	113,053	31,575	(44,534)

Investing activities:
Net change in investment in unconsolidated joint ventures	—	18,990	117	—	—	19,107
Purchases of property and equipment	—	(1,562)	(1,017)	—	—	(2,579)
Investments in subsidiaries	—	76,304	841	—	(77,145)	—
Advances (to) from affiliates	(312)	(1,897)	—	—	2,209	—

Net cash (used in) provided by investing activities	(312)	91,835	(59)	—	(74,936)	16,528

Financing activities:
Proceeds from borrowings on notes payable	—	1,131,835	723,617	—	—	1,855,452
Principal payments on notes payable	—	(1,094,940)	(685,106)	(14,753)	—	(1,794,799)
Minority interest contributions, net	—	—	—	(76,664)	—	(76,664)
Common stock issued for exercised stock options	312	—	—	—	—	312
Advances (to) from affiliates	—	—	(15,989)	(27,372)	43,361	—

Net cash provided by (used in) financing activities	312	36,895	22,522	(118,789)	43,361	(15,699)

Net (decrease) increase in cash and cash equivalents	—	(38,486)	517	(5,736)	—	(43,705)
Cash and cash equivalents at beginning of year	—	57,420	6,170	32,484	—	96,074

Cash and cash equivalents at end of year	$—	$18,934	$6,687	$26,748	$—	$52,369

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2003

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company

Operating activities:
Net income	$72,137	$67,804	$6,757	$180	$(74,741)	$72,137
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	668	414	—	—	1,082
Equity in income of unconsolidated joint ventures	—	(31,236)	—	—	—	(31,236)
Distributions of income from unconsolidated joint ventures	—	37,501	—	—	—	37,501
Equity in earnings of subsidiaries	(72,137)	(2,604)	—	—	74,741	—
Minority equity in income of consolidated joint ventures	—	—	—	22,172	(21,743)	429
Provision for income taxes	—	51,475	—	340	—	51,815
Net changes in operating assets and liabilities:
Receivables	—	(13,558)	(1,272)	(2,647)	—	(17,477)
Intercompany receivables/payables	(586)	586	7,457	—	(7,457)	—
Real estate inventories	—	(171,261)	—	(34,661)	—	(205,922)
Deferred loan costs	586	(8,286)	—	—	—	(7,700)
Other assets	—	(2,672)	(1,044)	—	—	(3,716)
Accounts payable	—	2,272	(1,153)	(303)	—	816
Accrued expenses	—	(19,603)	(1,098)	432	—	(20,269)

Net cash (used in) provided by operating activities	—	(88,914)	10,061	(14,487)	(29,200)	(122,540)

Investing activities:
Net change in investments in and advances to unconsolidated joint ventures	—	12,662	864	—	—	13,526
Purchases of property and equipment	—	(291)	(285)	—	—	(576)
Investment in subsidiaries	—	47,883	—	—	(47,883)	—
Advances from (to) affiliates	75,165	(149,148)	—	—	73,983	—

Net cash provided by (used in) investing activities	75,165	(88,894)	579	—	26,100	12,950

Financing activities:
Proceeds from borrowings on notes payable	—	726,146	379,318	—	—	1,105,464
Principal payments on notes payable	—	(833,083)	(387,836)	—	—	(1,220,919)
Repayment of 12 1/2% Senior Notes	(70,279)	—	—	—	—	(70,279)
Issuance of 10 3/4% Senior Notes	—	246,233	—	—	—	246,233
Common stock issued for exercised options	2,294	—	—	—	—	2,294
Common stock purchased	(7,180)	—	—	—	—	(7,180)
Minority interest distributions, net	—	40,672	—	20,748	—	61,420
Advances from affiliates	—	—	14	(3,114)	3,100	—

Net cash (used in) provided by financing activities	(75,165)	179,968	(8,504)	17,634	3,100	117,033

Net increase in cash and cash equivalents	—	2,160	2,136	3,147	—	7,443
Cash and cash equivalents at beginning of year	—	11,524	2,071	3,099	—	16,694

Cash and cash equivalents at end of year	$—	$13,684	$4,207	$6,246	$—	$24,137

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revolving Credit Facilities

As of December 31, 2005, the Company has four revolving credit facilities which have an aggregate maximum loan commitment of $410,000,000 and mature at various dates through 2008. A $90,000,000 revolving line of credit “expires” in October 2006. After that date, the Company may borrow amounts, subject to applicable borrowing base and concentration limitations, under this facility solely to complete the construction of residences begun prior to such date in approved projects funded by disbursements under this facility. The final maturity date is the earlier of the date upon which the last residence, the construction of which was financed with proceeds of this loan, is sold or the date upon which such last residence is excluded from the borrowing base by the passage of time under this facility. However, as in the past, the Company expects the maturity to be extended by the lender at each maturity date for an additional year. A $150,000,000 revolving line of credit finally matures in September 2008, although after September 2006, advances under this facility may only be made to complete projects approved on or before such date. The maximum commitment of $150,000,000 under this facility is reduced by the aggregate amount of loan commitments under separate project loans issued by the lender or its affiliates to the Company or its affiliates with respect to projects that are not cross-collateralized with the collateral under this credit facility. A $70,000,000 bank revolving line of credit initially “matures” in September 2006. After that date: a) the maximum commitment under this facility reduces at a rate of $8,750,000 per quarter beginning with the quarter ending December 31, 2006, with a final maturity date of September 2008, and b) advances may only be used to complete previously approved projects subject to the borrowing base as of the initial maturity date. A $100,000,000 revolving line of credit matures in June 2008, although after June 2007, the lender is not required to make advances under this facility. Effective on March 8, 2006, the Company entered into an agreement with a lender for an additional revolving credit facility in the amount of $50,000,000. In addition, in March 2006 the Company agreed in principle to enter into an agreement with another lender for an additional revolving credit facility in the amount of $50,000,000. The facilities mature in February and March 2008, respectively. After giving effect to the two additional revolving credit facilities, the Company’s aggregate maximum loan commitment under the six revolving credit facilities will be $510,000,000.

Availability under each credit facility is subject not only to the maximum amount committed under the respective facility, but also to both various borrowing base and concentration limitations. The borrowing base limits lender advances to certain agreed percentages of asset value. The allowed percentage generally increases as the asset progresses from land under development to residence subject to contract of sale. Advances for each type of collateral become due in whole or in part, subject to possible re-borrowing, and/or the collateral becomes excluded from the borrowing base, after a specified period or earlier upon sale. Concentration limitations further restrict availability under the credit facilities. The effect of these borrowing base and concentration limitations essentially is to mandate minimum levels of the Company’s investment in a project, with higher percentages of investment required at earlier phases of a project, and with greater absolute dollar amounts of investment required as a project progresses. Each revolving credit facility is secured by deeds of trust on the real property and improvements thereon owned by the Company in the subdivision project(s) approved by the respective lender, as well as pledges of all net sale proceeds, related contracts and other ancillary property. Also, each credit facility includes financial covenants, which may limit the amount that may be borrowed thereunder. Outstanding advances bear interest at various rates, which approximate the prime rate. As of December 31, 2005, $49,967,000 was outstanding under these credit facilities, with a weighted-average interest rate of 6.892%, and the undrawn availability was $316,675,000 as limited by the Company’s borrowing base formulas. Interest on the revolving credit facilities is calculated on the average, outstanding daily balance and is paid following the end of each month. During the year ended December 31, 2005, the Company borrowed $1,112,663,000 and repaid $1,070,348,000 under these facilities. The maximum amount outstanding was $200,459,000 and the weighted average borrowings were $113,647,000 during the year ended December 31, 2005. Interest incurred on the revolving credit facilities for the year ended December 31, 2005 was $8,240,000. The Company has provided an unsecured environmental indemnity in favor of the lender under the $125,000,000 bank line of credit (see Note 10). The Company routinely makes borrowings under its revolving credit facilities in the ordinary course of

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

business within the maximum aggregate loan commitment amounts to fund its operations, including its land acquisition and home building activities, and repays such borrowings, as required by the credit facilities, with the net proceeds from sales of the real property, including homes, which secure the applicable credit facility.

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

As of and for the period ending December 31, 2005, the Company is in compliance with these covenants.

These facilities include a number of other covenants with respect to such matters as the posting of cash or letters of credit in certain circumstances, the application or deposit of excess net sales proceeds, maintenance of specified ratios, limitations on investments in joint ventures, maintenance of fixed charge coverages, stock ownership changes, and lot ownership.

As a common practice required by commercial lenders, the Company is obligated to repay loans to a level such that they do not exceed certain required loan-to-value or loan-to-cost ratios. Each lender has the right to test the ratios by appraising the property securing the loan at any time. Either a decrease in the value of the property securing the loan or an increase in the construction costs could trigger this pay down obligation. The term of the obligation corresponds with the term of the loan and is limited to the outstanding loan balance. The entire revolving credit facilities balance is subject to these obligations as of December 31, 2005.

Construction Notes Payable

At December 31, 2005, the Company had construction notes payable on certain consolidated entities amounting to $16,150,000. The construction notes have various maturity dates through 2008 and bear interest at rates ranging from prime to prime plus 0.25% at December 31, 2005. Interest is calculated on the average daily balance and is paid following the end of each month.

Seller Financing

At December 31, 2005, the Company had $11,686,000 of notes payable outstanding related to land acquisitions for which seller financing was provided. The seller financing notes are due at various dates through December 2007 and bear interest at rates ranging from 9.0% to 12.0% at December 31, 2005. Interest is calculated on the average principal balance outstanding and is accrued and paid when the financing is repaid.

Revolving Mortgage Warehouse Credit Facilities

The Company, through its mortgage subsidiary and one of its unconsolidated joint ventures, has entered into two revolving mortgage warehouse credit facilities with banks to fund its mortgage origination operations. The original credit facility, which matures in May 2006, provides for revolving loans of up to $30,000,000 outstanding, $20,000,000 of which is committed (lender obligated to lend if stated conditions are satisfied) and $10,000,000 of which is not committed (lender advances are optional even if stated conditions are otherwise satisfied). In October 2005, the original credit facility was increased to $48,000,000 for the period November

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2005 through February 2006, $32,000,000 of which is committed and $16,000,000 is not committed, and will decrease to $20,000,000, thereafter. The Company’s mortgage subsidiary and one of its unconsolidated joint ventures entered into an additional $20,000,000 credit facility which matures in October 2006. In October 2005, the commitment amount of the additional credit facility was temporarily increased to $50,000,000 for the period November 2005 through January 2006, and will decrease to $30,000,000, $20,000,000 of which is committed and $10,000,000 is not committed, thereafter. The temporary increases in the credit facilities improved the ability of the Company’s mortgage subsidiary to fund the high volume of loans that were anticipated to occur during the period. The Company expects the maturity to be extended by the lender at each maturity date for an additional year. Mortgage loans are generally held for a short period of time and are typically sold to investors within 7 to 15 days following funding. The facilities are secured by substantially all of the assets of each of the borrowers, including the mortgage loans held for sale, all rights of each of the borrowers with respect to contractual obligations of third party investors to purchase such mortgage loans, and all proceeds of sale of such mortgage loans. The facilities, which have LIBOR based pricing, also contain certain financial covenants requiring the borrowers to maintain minimum tangible net worth, leverage, profitability and liquidity. These facilities are non-recourse and are not guaranteed by the Company. At December 31, 2005 the outstanding balance under these facilities was $47,816,000.

Prime Interest Rates

The prime interest rates at December 31, 2005, 2004 and 2003 were 7.25%, 5.25% and 4.00%, respectively. The weighted-average prime interest rates for each of the three years ended December 31, 2005, 2004 and 2003 were 6.19%, 4.34% and 4.12%, respectively.

Note 7 — Stockholders’ Equity

Stock Repurchases

On November 12, 2004 the Company’s Board of Directors approved an increase in the size of the Company’s previously announced stock repurchase program to 3,000,000 shares of its common stock (including any shares previously repurchased by the Company under the program). Under the program, as originally adopted in September 2001, the Company could repurchase 20% of its then outstanding shares of common stock or approximately 2,000,000 shares. Under the plan, the stock will be purchased in the open market or privately negotiated transactions from time to time in compliance with Securities and Exchange Commission Rule 10b-18, subject to market conditions, applicable legal requirements and other factors. The timing and amounts of any purchases will be as determined by the Company’s management from time to time or may be suspended at any time or from time to time without prior notice, depending on market conditions and other factors they deem relevant. The repurchased shares may be held as treasury stock and used for general corporate purchases or cancelled. As of December 31, 2005, 1,218,400 shares of common stock had been purchased for $26,750,000 and retired under this program and 1,275,000 shares of common stock had been purchased for $81,001,000 and held in treasury. No shares were purchased under this program during the year ended December 31, 2005.

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Effective on May 9, 2000, the Company issued options under the William Lyon Homes 2000 Stock Incentive Plan to purchase a total of 627,500 shares of common stock at $8.6875 per share. During the year ended December 31, 2001, the Company issued additional options under the William Lyon Homes 2000 Stock Incentive Plan to purchase 12,500 shares of common stock at $9.10 per share and 20,000 shares of common stock at a price of $13.00 per share. During the years ended December 31, 2005, 2004 and 2003, certain officers and directors exercised options to purchase 35,831, 92,964 and 240,359 shares, respectively, of the Company’s common stock at a price of $8.6875 per share in accordance with the William Lyon Homes 2000 Stock Incentive Plan. During the years ended December 31, 2004 and 2003, certain officers exercised options to purchase 6,666 and 10,000 shares, respectively, of the Company’s common stock at a price of $13.00 per share in accordance with the William Lyon Homes 2000 Stock Incentive Plan. During the years ended December 31, 2004 and 2003 an officer exercised options to purchase 4,166 and 8,334 shares of the Company’s common stock at a price of $9.10. As of December 31, 2005, 56,666 options have been forfeited and 50,000 options priced at $8.6875 remain unexercised. All unexercised options expire on May 9, 2010.

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

Incentive Compensation Plans

At the Annual Meeting of Holders of Common Stock of the Company held on November 9, 2005, the stockholders approved the Company’s 2005 Senior Executive Bonus Plan (the “Plan”). The Plan provides that the Chief Executive Officer (“CEO”) and the Chief Operating Officer (“COO”) are each eligible to receive a bonus of 3% of the Company’s pre-tax, pre-bonus income. In addition, under the Plan, each Division President is eligible to receive a bonus of 3% of the division’s pre-tax, pre-bonus income, determined after allocation to the division of its allocable portion of corporate general and administrative expenses. In addition, the Company’s board of directors has approved a cash bonus plan applicable in 2005 for all of its full-time, salaried employees who are not included in the Company’s 2005 Senior Executive Bonus Plan. Under this cash bonus plan, the Chief Financial Officer (the “CFO”) is eligible to receive a bonus based upon a specified percentage of the Company’s pre-tax, pre-bonus income. All other participants under this cash bonus plan are eligible to receive bonuses based upon specified percentages of a bonus pool determined as a specified percentage of pre-tax, pre-bonus income.

For the CEO, COO, CFO, division presidents, executives and managers, awards under bonus plans are paid over two years with 75% paid following the determination of bonus awards, and 25% paid one year later. The deferred amounts would be forfeited in the event of termination for any reason except retirement, death or disability.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Note 8 — Income Taxes

The following summarizes the provision for income taxes (in thousands):

	Year Ended December 31,
	2005	2004	2003
Current
Federal	(103,314)	$(99,580)	$(45,123)
State	(24,532)	(22,391)	(10,286)

	(127,846)	(121,971)	(55,409)

Deferred
Federal	3,141	7,589	2,985
State	556	883	609

	3,697	8,472	3,594

	(124,149)	$(113,499)	$(51,815)

Income taxes differ from the amounts computed by applying the applicable Federal statutory rates due to the following (in thousands):

	Year Ended December 31,
	2005	2004	2003
Provision for Federal income taxes at the statutory rate	(110,173)	$(99,801)	$(43,420)
Provision for state income taxes, net of Federal income tax benefits	(15,528)	(14,011)	(6,044)
Other	1,552	313	(2,351)

	(124,149)	$(113,499)	$(51,815)

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Temporary differences giving rise to deferred income taxes consist of the following (in thousands):

	December 31,
	2005	2004
Deferred tax assets
Reserves deducted for financial reporting purposes not allowable for tax purposes	10,415	$5,386
Compensation deductible for tax purposes when paid	10,893	8,675
State income tax provisions deductible when paid for Federal tax purposes	7,299	6,608
Effect of book/tax differences for joint ventures	1,860	2,083

	30,467	22,752
Deferred tax liabilities
Effect of book/tax differences for joint ventures	(8,407)	(4,389)

	22,060	$18,363

During the years ended December 31, 2005 and 2004, income tax benefits of $1,990,000 and $3,489,000, respectively, related to stock option exercises were excluded from the results of operations and credited to additional paid-in capital. In addition, for the year ending December 31, 2005, utilization of built-in losses associated with transactions prior to the quasi-reorganization, including a state tax refund received of $1,845,000, resulted in income tax benefits credited to additional paid-in capital of $1,007,000.

The estimated overall effective tax rate for the years ending December 31, 2005, 2004 and 2003 are 39.4%, 39.8% and 41.8%, respectively. At December 31, 2005 the Company has unused recognized built-in losses in the amount of $23,297,000 which are available to offset future income and expire between 2009 and 2011. The utilization of these losses is limited to offset $3,883,000 of taxable income per year; however, any unused losses in any year may be carried forward for utilization in future years through 2011. The Company’s ability to utilize the foregoing tax benefits will depend upon the amount of its future taxable income and may be further limited under certain circumstances.

Note 9 — Related Party Transactions

On October 26, 2000, the Company’s Board of Directors (with Messrs. William Lyon and William H. Lyon abstaining) approved the purchase of 579 lots for a total purchase price of $12,581,000 from an entity controlled by William Lyon and William H. Lyon. The terms of the purchase agreement provide for an initial option payment of $1,000,000 and a rolling option takedown of the lots. In addition, one-half of the net profits in excess of six percent from the development are to be paid to the seller. Phase takedowns of approximately 20 lots each are anticipated to occur at two to three month intervals for each of several product types through September 2004. As of December 31, 2004, all lots were purchased under this agreement. During the years ended December 31, 2004 and 2003, the Company purchased 92 and 72 lots, respectively, under this agreement for a total purchase price of $1,984,000 and $2,507,000, respectively. During the years ended December 31, 2005, 2004 and 2003, the Company paid $1,949,000, $1,689,000 and $0, respectively for one-half of the net profits in excess of six percent from the development. This land acquisition qualified as an affiliate transaction under the Company’s 12 1/2% Senior Notes due July 1, 2003 Indenture dated as of June 29, 1994, as amended (the “Old Indenture”). Pursuant to the terms of the Old Indenture, the Company determined that the land acquisition is on terms that are no less favorable to the Company than those that would have been obtained in a comparable transaction by the Company with an unrelated person. The Company delivered to the Trustee under the Old Indenture a resolution of the Board of Directors of the Company set forth in an Officers’ Certificate certifying that the land acquisition

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

is on terms that are no less favorable to the Company than those that would have been obtained in a comparable transaction by the Company with an unrelated person and the land acquisition was approved by a majority of the disinterested members of the Board of Directors of the Company. Further, the Company delivered to the Trustee under the Old Indenture a determination of value by a real estate appraisal firm which is of regional standing in the region in which the subject property is located and is MAI certified.

On July 9, 2002, the Company’s Board of Directors (with Messrs. William Lyon and William H. Lyon abstaining) approved the purchase of 144 lots, through a land banking arrangement, for a total purchase price of $16,660,000 from an entity that purchased the lots from William Lyon. The terms of the purchase agreement provide for an initial deposit of $3,300,000 (paid on July 23, 2002) and monthly option payments of 11.5% on the seller’s outstanding investment. Such option payments entitle the Company to phase takedowns of approximately 14 lots each, which were anticipated to occur at one to two month intervals through March 2004. As of December 31, 2004, all lots have been purchased under this agreement. During the years ended December 31, 2004, and 2003, 43 and 85 lots have been purchased under this agreement for a purchase price of $4,975,000 and $9,834,000, respectively. Had the Company purchased the property directly, the acquisition would have qualified as an affiliate transaction under the Old Indenture. Even though the Company’s agreement is not with William Lyon, the Company chose to treat it as an affiliate transaction. Pursuant to the terms of the Old Indenture, the Company determined that the land acquisition is on terms that are no less favorable to the Company than those that would have been obtained in a comparable transaction by the Company with an unrelated person. The Company delivered to the Trustee under the Old Indenture a resolution of the Board of Directors of the Company set forth in an Officers’ Certificate certifying that the land acquisition is on terms that are no less favorable to the Company than those that would have been obtained in a comparable transaction by the Company with an unrelated person and the land acquisition was approved by a majority of the disinterested members of the Board of Directors of the Company. Further, the Company has delivered to the Trustee under the Old Indenture a determination of value by a real estate appraisal firm which is of regional standing in the region in which the subject property is located and is MAI certified.

The Company purchased land for a total purchase price of $116,773,000, $33,655,000 and $8,440,000 during the years ended December 31, 2005, 2004 and 2003, respectively, from certain of its joint ventures.

For the years ended December 31, 2005, 2004 and 2003, the Company incurred reimbursable on-site labor costs of $146,000, $183,000 and $277,000, respectively, for providing customer service to real estate projects developed by entities controlled by William Lyon and William H. Lyon, of which $32,000 and $26,000 was due to the Company at December 31, 2005 and 2004, respectively. In addition, the Company earned fees of $121,000, $110,000 and $109,000, respectively, for tax and accounting services performed for entities controlled by William Lyon and William H. Lyon during the years ended December 31, 2005, 2004 and 2003, of which $92,000 was due to the Company at December 31, 2005. In January 2006, the Company received $69,000 of the amount due at December 31, 2005.

For the years ended December 31, 2005, 2004 and 2003, the Company incurred charges of $755,000, $755,000 and $753,000, respectively, related to rent on its corporate office, from a trust of which William H. Lyon is the sole beneficiary.

During the years ended December 31, 2004 and 2003, the Company incurred charges of $172,000 and $250,000, respectively, related to the charter and use of aircraft owned by an affiliate of William Lyon.

Effective September 1, 2004, the Company entered into an aircraft consulting and management agreement with an affiliate (the “Affiliate”) of William Lyon to operate and manage the Company’s aircraft which was placed in service effective as of September 1, 2004. The terms of the agreement provide that the Affiliate shall

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

consult and render its advice and management services to the Company with respect to all functions necessary to the operation, maintenance and administration of the aircraft. The Company’s business plan for the aircraft includes (i) use by Company executives for traveling on Company business to the Company’s divisional offices and other destinations, (ii) charter service to outside third parties and (iii) charter service to William Lyon personally. Charter services for outside third parties and William Lyon personally are contracted for at market rates. As compensation to the Affiliate for its management and consulting services under the agreement, the Company pays the Affiliate a fee equal to (i) the amount equal to 107% of compensation paid by the Affiliate for the pilots supplied pursuant to the agreement, (ii) $50 per operating hour for the aircraft and (iii) $9,000 per month for hangar rent. In addition, all maintenance work, inspections and repairs performed by the Affiliate on the aircraft are charged to the Company at the Affiliate’s published rates for maintenance, inspection and repairs in effect at the time such work is completed. The total compensation paid to the Affiliate under the agreement amounted to $1,414,000 and $317,000 during the years ended December 31, 2005 and 2004, respectively.

Pursuant to the agreement above, the Company had earned revenue of $457,000 and $187,000 for charter services provided to William Lyon personally, during the years ended December 31, 2005 and 2004, respectively, of which $129,000 was due to the Company at December 31, 2005.

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

Five purported class action lawsuits were filed in the Court of Chancery of the State of Delaware in and for New Castle County, purportedly on behalf of the public stockholders of the Company, challenging the proposal made by General William Lyon to acquire the outstanding publicly held minority interest in the Company’s common stock for $82 per share in cash (the “Proposed Transaction”), (See Note 11) and challenging related actions of the Company and the directors of the Company. Eastside Investors, LLP v. William Lyon Homes, et al., Civil Action No. 1301-N was filed on April 27, 2005; Donald Lamuth v. William Lyon et al., Civil Action No. 1304-N and Stephen L. Brown v. William Lyon Homes, et al., Civil Action No. 1307-N were filed on April 28, 2005; Michael Crady v. William Lyon Homes, et al., Civil Action No. 1311-N was filed on May 2, 2005; and Anthony A. D’Amato v. William Lyon, et al., Civil Action No. 1323-N was filed on May 6, 2005 (collectively, the “Delaware Complaints”). The Delaware Complaints named the Company and the directors of the Company as defendants. These complaints alleged, among other things, that the defendants had breached their fiduciary duties owed to the plaintiffs in connection with the Proposed Transaction and other related corporate activities. The plaintiffs were seeking to enjoin the Proposed Transaction and, among other things, to obtain damages, attorneys’ fees and expenses related to the litigation. On May 9, 2005, the Delaware Complaints were consolidated into a single case entitled In re: William Lyon Homes Shareholder Litigation, Civil Action No. 1311-N (the “Consolidated Delaware Action”). On May 20, 2005, a class was certified in the Consolidated Delaware Action. On November 9, 2005, the Consolidated Delaware Action was dismissed without prejudice.

Two purported class action lawsuits challenging the Proposed Transaction also were filed in the Superior Court of the State of California, County of Orange. On April 28, 2005, the complaints captioned Lewis Lester v. William Lyon Homes, et al., Case No. 05-CC-00092 (the “Lewis Complaint”), and Alaska Electrical Pension Fund v. William Lyon Homes, Inc. et al., Case No. 05-CC-00093 (the “Alaska Electrical Complaint” and, together with the Lewis Complaint, the “California Complaints”) were filed. The California Complaints named the Company and the directors of the Company as defendants and alleged, among other things, that the defendants had breached their fiduciary duties to the public stockholders. The California Complaints sought to enjoin the Proposed Transaction and also sought damages and attorneys’ fees and expenses related to the litigation. On May 26, 2005, the California Complaints were consolidated into a single case entitled In re: William Lyon Homes, Inc. Shareholder Litigation, Case No. 05-CC-00092 (the “Consolidated California Action”). On July 8, 2005, plaintiffs in the Consolidated California Action dismissed that lawsuit without prejudice.

Duxford Title Reinsurance Company, a wholly-owned subsidiary of the Company, provides title reinsurance to unrelated title insurers directly issuing title policies on homes sold by the Company in California, Nevada and Arizona. In February 2005, Duxford Title Reinsurance Company was notified by its title insurers that as a result of current investigations by several state insurance regulators into the large number of captive reinsurance arrangements existing in the title insurance industry, the title insurers were suspending and/or terminating their current captive reinsurance agreements with Duxford Title Reinsurance Company pending final determination from the appropriate regulatory bodies as to their permissibility or necessary modification to assure compliance with applicable law. In April 2005, in response to a subpoena issued by the California Insurance Commissioner, the Company testified in connection with the Commissioner’s investigation of captive reinsurance arrangements, including testimony that in many instances, the Company pays for the title insurance being issued. The Company has not had any further communication to date from the California Insurance Commissioner or any other state insurance regulator about this matter and does not believe that the resolution of this matter will have a material

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

effect on the Company’s financial position, results of operations or cash flows. In November 2005, the Company was notified that the United States Department of Housing and Urban Development had instituted a formal Federal investigation of the Company in connection with its participation in captive title reinsurance arrangements. The Company intends to fully cooperate with the Department in its investigation and does not believe that the resolution of this matter will have a material effect on the Company’s financial position, results of operations or cash flows.

The Company is a defendant in various lawsuits related to its normal business activities. In the opinion of management, disposition of the various lawsuits will have no material effect on the consolidated financial statements of the Company.

Land Banking Arrangements

The Company enters into purchase agreements with various land sellers. In some instances, and as a method of acquiring land in staged takedowns, thereby minimizing the use of funds from the Company’s revolving credit facilities and other corporate financing sources and limiting the Company’s risk, the Company transfers the Company’s right in such purchase agreements to entities owned by third parties (“land banking arrangements”). These entities use equity contributions and/or incur debt to finance the acquisition and development of the lots. The entities grant the Company an option to acquire lots in staged takedowns. In consideration for this option, the Company makes a non-refundable deposit of 15% to 20% of the total purchase price. The Company is under no obligation to purchase the balance of the lots, but would forfeit remaining deposits and be subject to penalties if the lots were not purchased. The Company does not have legal title to these entities or their assets and has not guaranteed their liabilities. These land banking arrangements help the Company manage the financial and market risk associated with land holdings. As described in Note 2 of “Notes to Consolidated Financial Statements”, Interpretation No. 46, requires the consolidation of the assets, liabilities and operations of three of the Company’s land banking arrangements including, as of December 31, 2005, real estate inventories of $70,986,000. The Company participates in three land banking arrangements, which are not VIE’s in accordance with Interpretation No. 46, and are not consolidated as of December 31, 2005. The deposits and penalties related to the three unconsolidated land banking arrangements have been recorded in the accompanying consolidated balance sheet. Summary information with respect to the Company’s consolidated and unconsolidated land banking arrangements is as follows as of December 31, 2005 (dollars in thousands):

	Consolidated	Unconsolidated
Total number of land banking projects	3	3

Total number of lots	267	673

Total purchase price	$84,085	$116,821

Balance of lots still under option and not purchased:
Number of lots	243	175

Purchase price	$70,986	$47,282

Forfeited deposits and penalties if lots are not purchased	$7,804	$11,892

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Special Assessment and Tax Increment Financing Entities” issued by the Emerging Issues Task Force of the Financial Accounting Standards Board on May 21, 1992, and recorded as liabilities in the Company’s consolidated balance sheet, if the amounts are fixed and determinable.

As of December 31, 2005, the Company had $4,524,000 of outstanding irrevocable standby letters of credit to guarantee the Company’s financial obligations under certain land banking arrangements and other contractual arrangements in the normal course of business. The beneficiary may draw upon these letters of credit in the event of a contractual default by the Company relating to each respective obligation. These letters of credit have a stated term of 12 months and have varying maturities throughout 2006, at which time the Company may be required to renew to coincide with the term of the respective arrangement.

The Company also had outstanding performance and surety bonds of $293,716,000 at December 31, 2005 related principally to its obligations for site improvements at various projects. The Company does not believe that draws upon these bonds, if any, will have a material effect on the Company’s financial position, results of operations or cash flows.

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

Note 11 — Proposed Transaction

On April 26, 2005, General William Lyon announced that he was proposing to acquire the outstanding publicly held minority interest in the Company’s common stock for $82 per share in cash. General Lyon stated that this transaction would be contingent upon approval by the Board of Directors or a duly appointed special committee of the Board of Directors. The Board of Directors subsequently formed a special committee of independent directors to consider General Lyon’s proposal with the assistance of outside financial and legal advisors which the special committee retained. On June 20, 2005, the special committee announced that it had determined that the proposal by General Lyon was inadequate. On June 28, 2005, General Lyon announced that he was withdrawing his proposal. On July 25, 2005, the Company announced that its Board of Directors had disbanded the special committee. On July 25, 2005, General Lyon announced that he was discontinuing his efforts at that time to take the Company private. In connection with the special committee’s consideration of this proposed transaction, the Company has incurred approximately $2,176,000 in financial advisory and legal expenses which are reflected as a charge in the Company’s results of operations for the year ended December 31, 2005.

See Note 10 for information on certain lawsuits which were filed relating to General Lyon’s proposal.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12 — Unaudited Summarized Quarterly Financial Information

Summarized unaudited quarterly financial information for the years ended December 31, 2005, 2004 and 2003 is as follows (in thousands except per common share amounts):

	Three Months Ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
Sales	$246,682	$407,489	$376,331	$825,881
Other income, costs and expenses, net	(212,809)	(334,597)	(313,384)	(680,813)

Income before provision for income taxes	33,873	72,892	62,947	145,068
Provision for income taxes	(13,380)	(28,792)	(24,864)	(57,113)

Net income	$20,493	$44,100	$38,083	$87,955

Basic earnings per common share	$2.38	$5.12	$4.41	$10.17

Diluted earnings per common share	$2.36	$5.07	$4.39	$10.11

	Three Months Ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
Sales	$254,548	$384,483	$474,950	$707,866
Other income, costs and expenses, net	(228,797)	(332,460)	(400,740)	(574,702)

Income before provision for income taxes	25,751	52,023	74,210	133,164
Provision for income taxes	(10,342)	(20,875)	(29,273)	(53,009)

Net income	$15,409	$31,148	$44,937	$80,155

Basic earnings per common share	$1.57	$3.16	$4.54	$8.65

Diluted earnings per common share	$1.55	$3.14	$4.51	$8.58

	Three Months Ended
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
Sales	$70,423	$156,681	$212,598	$448,611
Other income, costs and expenses, net	(62,162)	(133,345)	(188,197)	(380,657)

Income before provision for income taxes	8,261	23,336	24,401	67,954
Provision for income taxes	(3,379)	(9,544)	(9,534)	(29,358)

Net income	$4,882	$13,792	$14,867	$38,596

Basic earnings per common share	$0.50	$1.40	$1.52	$3.95

Diluted earnings per common share	$0.49	$1.38	$1.49	$3.89

EXHIBIT INDEX

Exhibit Number	Description
2.1(1)	Certificate of Ownership and Merger.
3.1(2)	Certificate of Incorporation of William Lyon Homes, a Delaware corporation.
3.2(2)	Bylaws of William Lyon Homes, a Delaware corporation.
4.1(2)	Specimen certificate of Common Stock.
4.2(23)	Indenture dated as of March 17, 2003 among William Lyon Homes, Inc., the Guarantors (as defined therein), and U.S. Bank National Association, as Trustee (including form of notes and guarantees).
4.3(15)	Supplemental Indenture dated as of December 13, 2004 between Lyon East Garrison Company I, LLC, a California limited liability company, as Guarantor, and U.S. Bank National Association, as Trustee (supplementing the Indenture dated as of March 17, 2003 among William Lyon Homes, Inc., a California corporation, the Guarantors (as defined therein), and U.S. Bank National Association, as Trustee).
4.4(24)	Supplemental Indenture dated as of January 1, 2005 between The Ranch Golf Club, LLC, a California limited liability company, as Guarantor, and U.S. Bank National Association, as Trustee (supplementing the Indenture dated as of March 17, 2003 among William Lyon Homes, Inc., a California corporation, the Guarantors (as defined therein), and U.S. Bank National Association, as Trustee).
4.5(3)	Indenture dated as of February 6, 2004 among William Lyon Homes, Inc., the Guarantors (as defined therein), and U.S. Bank National Association, as Trustee (including form of notes and guarantees).
4.6(15)	Supplemental Indenture dated as of December 13, 2004 between Lyon East Garrison Company I, LLC, a California limited liability company, as Guarantor, and U.S. Bank National Association, as Trustee (supplementing the Indenture dated as of February 6, 2004 among William Lyon Homes, Inc., a California corporation, the Guarantors (as defined therein), and U.S. Bank National Association, as Trustee).
4.7(24)	Supplemental Indenture dated as of January 1, 2005 between The Ranch Golf Club, LLC, a California limited liability company, as Guarantor, and U.S. Bank National Association, as Trustee (supplementing the Indenture dated as of February 6, 2004 among William Lyon Homes, Inc., a California corporation, the Guarantors (as defined therein), and U.S. Bank National Association, as Trustee).
4.8(14)	Indenture dated as of November 22, 2004 among William Lyon Homes, Inc., the Guarantors (as defined therein), and U.S. Bank National Association, as Trustee (including form of notes and guarantees).
4.9(15)	Supplemental Indenture dated as of December 13, 2004 between Lyon East Garrison Company I, LLC, a California limited liability company, as Guarantor, and U.S. Bank National Association, as Trustee (supplementing the Indenture dated as of November 22, 2004 among William Lyon Homes, Inc., a California corporation, the Guarantors (as defined therein), and U.S. Bank National Association, as Trustee).
4.10(24)	Supplemental Indenture dated as of January 1, 2005 between The Ranch Golf Club, LLC, a California limited liability company, as Guarantor, and U.S. Bank National Association, as Trustee (supplementing the Indenture dated as of November 22, 2004 among William Lyon Homes, Inc., a California corporation, the Guarantors (as defined therein), and U.S. Bank National Association, as Trustee).
10.1(11)	Amended and Restated Loan Agreement dated as of September 17, 2004 between William Lyon Homes, Inc., a California corporation, and RFC Construction Funding Corp., a Delaware corporation.
10.2(4)	Master Loan Agreement dated as of August 31, 2000 by and between William Lyon Homes, Inc., a California corporation (“Borrower”) and Guaranty Federal Bank, F.S.B., a federal savings bank organized and existing under the laws of the United States (“Lender”).
10.3(6)	Agreement for First Modification of Deeds of Trust and Other Loan Instruments, dated as of June 8, 2001, by and between William Lyon Homes, Inc., a California corporation, as borrower, and Guaranty Bank, a federal savings bank organized and existing under the laws of the United States (formerly known as “Guaranty Federal Bank, F.S.B.”), as lender.

Exhibit Number	Description
10.4(5)	Agreement for Second Modification of Deeds of Trust and Other Loan Instruments, dated as of July 23, 2001, by and between William Lyon Homes, Inc., a California corporation, as borrower, and Guaranty Bank, a federal savings bank organized and existing under the laws of the United States (formerly known as “Guaranty Federal Bank, F.S.B.”), as lender.
10.5(5)	Agreement for Third Modification of Deeds of Trust and Other Loan Instruments, dated as of December 19, 2001, by and between William Lyon Homes, Inc., a California corporation, as borrower, and Guaranty Bank, a federal savings bank organized and existing under the laws of the United States (formerly known as “Guaranty Federal Bank, F.S.B.”), as lender.
10.6(5)	Agreement for Fourth Modification of Deeds of Trust and Other Loan Instruments, dated as of May 29, 2002, by and between William Lyon Homes, Inc., a California corporation, as borrower, and Guaranty Bank, a federal savings bank organized and existing under the laws of the United States (formerly known as “Guaranty Federal Bank, F.S.B.”), as lender.
10.7(7)	Agreement for Fifth Modification of Deeds of Trust and Other Loan Agreements, dated as of June 6, 2003, by and between William Lyon Homes, Inc., a California corporation, as borrower, and Guaranty Bank, a federal savings bank organized and existing under the laws of the United States (formerly known as “Guaranty Federal Bank, F.S.B.”), as lender.
10.8(3)	Agreement for Sixth Modification of Deeds of Trust and Other Loan Agreements, dated as of November 14, 2003, by and between William Lyon Homes, Inc., a California corporation, as borrower, and Guaranty Bank, a federal savings bank organized and existing under the laws of the United States (formerly known as “Guaranty Federal Bank, F.S.B.”), as lender.
10.9(12)	Agreement for Seventh Modification of Deeds of Trust and Other Loan Instruments dated as of October 6, 2004 by and between William Lyon Homes, Inc., a California corporation, as borrower, and Guaranty Bank, a federal savings bank organized and existing under the laws of the United States, as lender.
10.10(4)	Revolving Line of Credit Loan Agreement (Borrowing Base Loan) by and between California Bank & Trust, a California banking corporation, and William Lyon Homes, Inc., a California corporation, dated as of September 21, 2000.
10.11(25)	Agreement for Eighth Modification of Deeds of Trust and Other Loan Instruments dated as of October 14, 2005 by and between William Lyon Homes, Inc., a California corporation, as borrower, and Guaranty Bank, a federal savings bank organized and existing under the laws of the United States, as lender.
10.12(17)	Agreement to Modify Loan Agreement, Promissory Note and Deed of Trust, dated as of September 18, 2002, by and between William Lyon Homes, Inc., a California corporation, as borrower, and California Bank & Trust, a California banking corporation, as lender.
10.13(5)	Second Agreement to Modify Loan Agreement, Promissory Note and Deed of Trust, dated as of December 13, 2002, by and between William Lyon Homes, Inc., a California corporation, as borrower, and California Bank & Trust, a California banking corporation, as lender.
10.14(3)	Third Agreement to Modify Loan Agreement, Promissory Note and Deed of Trust, dated as of January 26, 2004, by and between William Lyon Homes, Inc., a California corporation, as borrower, and California Bank & Trust, a California banking corporation, as lender.
10.15(11)	Amended and Restated Revolving Line of Credit Loan Agreement dated September 16, 2004 by and between California Bank & Trust, a California banking corporation, and William Lyon Homes, Inc., a California corporation.
10.16(27)	First Amendment to Amended and Restated Revolving Line of Credit Loan Agreement, dated as of July 19, 2005, by and between William Lyon Homes, Inc. and California Bank & Trust.
10.17(7)	Mortgage Warehouse Loan and Security Agreement dated as of June 1, 2003 between Duxford Financial, Inc., and Bayport Mortgage, L.P. as Borrower and First Tennessee Bank as Lender.
10.18(10)	Mortgage Warehouse Loan and Security Agreement dated as of June 1, 2004 between Duxford Financial, Inc., and Bayport Mortgage, L.P. as Borrower and First Tennessee Bank as Lender.
10.19(8)	Credit Agreement dated August 29, 2003 between Duxford Financial, Inc. and Bayport Mortgage, L.P. as Borrower and Guaranty Bank as Lender.
10.20(3)	Amendment No. 1 to Credit Agreement dated as of January 27, 2004 between Duxford Financial, Inc. and Bayport Mortgage, L.P. as Borrower and Guaranty Bank as Lender.

Exhibit Number	Description
10.21(15)	First Amendment to Credit Agreement dated as of August 27, 2004 between Duxford Financial, Inc. and Bayport Mortgage, L.P. as Borrower and Guaranty Bank as Lender.
10.22(13)	Amendment No. 2 to Credit Agreement dated as of November 15, 2004 between Duxford Financial, Inc. and Bayport Mortgage, L.P. as Borrower and Guaranty Bank as Lender.
10.23(9)	Revolving Line of Credit Loan Agreement, dated as of March 11, 2003, by and among Moffett Meadows Partners, LLC, a Delaware limited liability company, as borrower, and California Bank & Trust, a California banking corporation, and the other financial institutions named therein, as lenders.
10.24(9)	Joinder Agreement to Reimbursement and Indemnity Agreement, entered into as of March 25, 2003, by William Lyon Homes, a Delaware corporation.
10.25(10)	Borrowing Base Revolving Line of Credit Agreement, dated as of June 28, 2004, by and between William Lyon Homes, Inc., a California corporation, and Bank One, NA, a national banking association.
10.26(15)	Modification Agreement, dated as of December 7, 2004, by and between William Lyon Homes, Inc., a California corporation, and JPMorgan Chase Bank, N.A. (successor by merger to Bank One, NA, a national banking association).
10.27(27)	Second Modification Agreement to Borrowing Base Revolving Line of Credit Agreement, dated as of July 14, 2005, between William Lyon Homes, Inc. and JPMorgan Chase Bank, N.A. (successor by merger to Bank One, NA).
10.28(18)	Form of Indemnity Agreement, between William Lyon Homes, a Delaware corporation, and the directors and officers of William Lyon Homes.
10.29(18)	Property Management Agreement between Corporate Enterprises, Inc., a California corporation (Owner) and William Lyon Homes, Inc., a California corporation (Manager) dated and effective November 5, 1999.
10.30(18)	Warranty Service Agreement between Corporate Enterprises, Inc., a California corporation and William Lyon Homes, Inc., a California corporation dated and effective November 5, 1999.
10.31(4)	Option Agreement and Escrow Instructions between William Lyon Homes, Inc., a California corporation and Lathrop Investment, L.P., a California limited partnership, dated as of October 24, 2000.
10.32(19)	William Lyon Homes 2000 Stock Incentive Plan.
10.33(20)	Form of Stock Option Agreements.
10.34(20)	William Lyon Homes, Inc. 2000 Cash Bonus Plan.
10.35(26)	William Lyon Homes 2005 Senior Executive Bonus Plan.
10.36(28)	Description of 2005 Cash Bonus Plan.
10.37(29)	Adjustment of Salary of Douglas F. Bauer.
10.38(20)	Standard Industrial/Commercial Single-Tenant Lease – Net between William Lyon Homes, Inc. and a trust of which William H. Lyon is the sole beneficiary.
10.39(21)	William Lyon Homes Executive Deferred Compensation Plan effective as of February 11, 2002.
10.40(22)	William Lyon Homes Outside Directors Deferred Compensation Plan effective as of February 11, 2002.
10.41(5)	The Presley Companies Non-Qualified Retirement Plan for Outside Directors.
10.42(16)	William Lyon Homes 2004 Executive Deferred Compensation Plan.
10.43(16)	William Lyon Homes 2004 Outside Directors Deferred Compensation Plan.
10.44(3)	Underwriting Agreement dated as of March 12, 2003 among William Lyon Homes, Inc., the Guarantors (as defined therein), and UBS Warburg, LLC and Salomon Smith Barney Inc., as Underwriters.
10.45(3)	Purchase Agreement dated as of January 28, 2004 among William Lyon Homes, Inc., the Guarantors (as defined therein), and UBS Securities LLC, as Initial Purchaser.
10.46(3)	Registration Rights Agreement dated as of February 6, 2004 by and among William Lyon Homes, Inc., the Guarantors (as defined therein), and UBS Securities LLC, as Initial Purchaser.
10.47(13)	Purchase Agreement dated as of November 15, 2004 among William Lyon Homes, Inc., the Guarantors (as defined therein) and UBS Securities LLC, as Initial Purchaser.

Exhibit Number	Description
10.48(14)	Registration Rights Agreement dated as of November 22, 2004 by and among William Lyon Homes, Inc., the Guarantors (as defined therein), and UBS Securities LLC, as Initial Purchaser.
10.49(30)	Summary of Director Compensation.
10.50(30)	Borrowing Base Revolving Line of Credit Agreement, dated as of February 14, 2006, by and between William Lyon Homes, Inc., a California corporation, and Wachovia Financial Services, Inc, a North Carolina corporation, by and through its Agent, Wachovia Bank, National Association, a national banking association.
12.1(30)	Statement of computation of ratio of earnings to fixed charges.
21.1(30)	List of Subsidiaries of William Lyon Homes, a Delaware corporation.
23.1(30)	Consent of Independent Registered Public Accounting Firm.
31.1(30)	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
31.2(30)	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
32.1(30)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
32.2(30)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Current Report on Form 8-K of William Lyon Homes, a Delaware corporation (the “Company”) filed January 5, 2000 and incorporated herein by this reference.
(2)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-4, and amendments thereto (SEC Registration No. 333-88569), and incorporated herein by this reference.
(3)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.
(4)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 and incorporated herein by this reference
(5)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by this reference.
(6)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by this reference.
(7)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 and incorporated herein by this reference.
(8)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 and incorporated herein by this reference.
(9)	Previously filed as an exhibit to Amendment No. 3 to the Company’s Registration Statement on Form S-4 (File No. 333-114691) filed July 15, 2004 and incorporated herein by this reference.
(10)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by this reference.
(11)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed September 22, 2004 and incorporated herein by this reference.
(12)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed October 18, 2004 and incorporated herein by this reference.
(13)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed November 19, 2004 and incorporated herein by this reference.
(14)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed November 23, 2004 and incorporated herein by this reference.
(15)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (SEC Registration No. 333-121346) filed December 16, 2004 and incorporated herein by this reference.
(16)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed December 30, 2004 and incorporated herein by this reference.

(17)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 and incorporated herein by this reference.
(18)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by this reference.
(19)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-8 (SEC Registration No. 333-50232), and incorporated herein by this reference.
(20)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by this reference.
(21)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-8 (SEC Registration No. 333-82448), and incorporated herein by this reference.
(22)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by this reference.
(23)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 and incorporated herein by this reference.
(24)	Previously filed as an exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-4 (SEC Registration No. 333-121346) filed January 10, 2005 and incorporated herein by this reference.
(25)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed November 14, 2005 and incorporated herein by this reference.
(26)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed November 9, 2005 and incorporated herein by this reference.
(27)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed July 14, 2005 and incorporated herein by this reference.
(28)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005.
(29)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005.
(30)	Filed herewith.