Form 10-Q
period 2006-03-31
WILLIAM LYON HOMES
filed 2006-05-05
CIK 1095996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐                    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at May 1, 2006
Common stock, par value $.01	8,652,067

WILLIAM LYON HOMES

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements.

WILLIAM LYON HOMES

CONSOLIDATED BALANCE SHEETS

(in thousands except number of shares and par value per share)

ASSETS
	March 31, 2006	December 31, 2005
	(unaudited)
Cash and cash equivalents	$24,994	$52,369
Receivables	33,092	143,481
Real estate inventories — Notes 2 and 3	1,544,545	1,419,248
Investments in and advances to unconsolidated joint ventures — Note 3	1,527	397
Property and equipment, less accumulated depreciation of $10,517 and $9,936 at March 31, 2006 and December 31, 2005, respectively	18,577	18,553
Deferred loan costs	12,082	12,323
Goodwill — Note 1	5,896	5,896
Other assets	39,027	38,735

	$1,679,740	$1,691,002

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$56,067	$67,326
Accrued expenses	119,781	181,068
Notes payable	199,959	125,619
7 5/8% Senior Notes due December 15, 2012 — Note 4	150,000	150,000
10 3/4% Senior Notes due April 1, 2013 — Note 4	246,989	246,917
7 1/2% Senior Notes due February 15, 2014 — Note 4	150,000	150,000

	922,796	920,930

Minority interest in consolidated entities — Notes 2 and 3	186,734	227,178

Stockholders’ equity — Note 6
Common stock, par value $.01 per share; 30,000,000 shares authorized; 8,652,067 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively; 1,275,000 shares issued and held in treasury at March 31, 2006 and December 31, 2005, respectively	86	86
Additional paid-in capital	36,506	35,404
Retained earnings	533,618	507,404

	570,210	542,894

	$1,679,740	$1,691,002

See accompanying notes.

WILLIAM LYON HOMES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands except per common share amounts)

(unaudited)

	Three Months Ended March 31,
	2006	2005
Operating revenue
Home sales	$307,381	$244,656
Lots, land and other sales	—	2,026

	307,381	246,682

Operating costs
Cost of sales — homes	(229,443)	(174,982)
Cost of sales — lots, land and other	(430)	(1,813)
Sales and marketing	(13,124)	(11,115)
General and administrative	(18,589)	(17,441)
Other	(826)	(682)

	(262,412)	(206,033)

Equity in income (loss) of unconsolidated joint ventures — Note 3	3,638	(411)

Minority equity in income of consolidated entities — Note 2	(5,226)	(6,260)

Operating income	43,381	33,978
Financial advisory expenses — Note 8	(1,500)	—
Other income (loss), net	1,241	(105)

Income before provision for income taxes	43,122	33,873
Provision for income taxes — Note 1	(16,908)	(13,380)

Net income	$26,214	$20,493

Earnings per common share — Note 1
Basic	$3.03	$2.38

Diluted	$3.02	$2.36

See accompanying notes.

WILLIAM LYON HOMES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2006

(in thousands)

(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total
	Shares	Amount
Balance — December 31, 2005	8,652	$86	$35,404	$507,404	$542,894
Income tax benefit from unused recognized built-in losses — Note 1	—	—	1,102	—	1,102
Net income	—	—	—	26,214	26,214

Balance — March 31, 2006	8,652	$86	$36,506	$533,618	$570,210

See accompanying notes.

WILLIAM LYON HOMES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2006	2005
Operating activities
Net income	$26,214	$20,493
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	581	523
Equity in (income) loss of unconsolidated joint ventures	(3,638)	411
Distributions of income from unconsolidated joint ventures	2,599	—
Minority equity in income of consolidated entities	5,226	6,260
State income tax refund credited to additional paid-in capital	10	—
Provision for income taxes	16,908	13,380
Net changes in operating assets and liabilities:
Receivables	110,389	13,398
Real estate inventories	(139,225)	(163,257)
Deferred loan costs	241	338
Other assets	(8,696)	(1,828)
Accounts payable	(11,259)	9,412
Accrued expenses	(77,103)	(67,468)

Net cash used in operating activities	(77,753)	(168,338)

Investing activities
Investments in and advances to unconsolidated joint ventures	(91)	(1,177)
Purchases of property and equipment	(605)	(417)

Net cash used in investing activities	(696)	(1,594)

Financing activities
Proceeds from borrowing on notes payable	569,098	357,575
Principal payments on notes payable	(494,758)	(249,741)
Minority interest distributions, net	(23,266)	(347)

Net cash provided by financing activities	51,074	107,487

Net decrease in cash and cash equivalents	(27,375)	(62,445)
Cash and cash equivalents — beginning of period	52,369	96,074

Cash and cash equivalents — end of period	$24,994	$33,629

Supplemental disclosures of cash flow information
Real estate inventories and minority interest from previously consolidated variable interest entity	$14,000	$—

Other assets and minority interest from previously consolidated variable interest entity	$8,404	$—

Income tax benefit credited to additional paid-in capital	$1,092	$—

See accompanying notes.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 — Basis of Presentation and Significant Accounting Policies

William Lyon Homes, a Delaware corporation, and subsidiaries (the “Company”) are primarily engaged in designing, constructing and selling single family detached and attached homes in California, Arizona and Nevada.

The unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The consolidated financial statements included herein should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

The interim consolidated financial statements have been prepared in accordance with the Company’s customary accounting practices. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a presentation in accordance with U.S. generally accepted accounting principles have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

The preparation of the Company’s financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities as of March 31, 2006 and December 31, 2005 and revenues and expenses for the periods presented. Accordingly, actual results could differ materially from those estimates in the near-term.

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

The Company evaluates performance and allocates resources primarily based on the operating income of individual home building projects. Operating income is defined by the Company as operating revenue less operating costs plus equity in loss of unconsolidated joint ventures less minority equity in income of consolidated entities. Accordingly, operating income excludes certain expenses included in the determination of net income. All other segment measurements are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

A provision for warranty costs relating to the Company’s limited warranty plans is included in cost of sales at the time the home sale is recorded. The Company generally reserves approximately one percent of the sales price of its homes against the possibility of future charges relating to its one-year limited warranty and similar potential claims. Factors that affect the Company’s warranty liability include the number of homes under warranty, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary. Changes in the Company’s warranty liability during the three months ended March 31 are as follows (in thousands):

	March 31,
	2006	2005
Warranty liability, beginning of period	$20,219	$14,308
Warranty provision during period	3,986	2,701
Warranty settlements during period	(4,438)	(4,230)

Warranty liability, end of period	$19,767	$12,779

At December 31, 2005, the Company has unused recognized built-in losses in the amount of $23,297,000 which are available to offset future taxable income and expire between 2009 and 2011. The utilization of these losses is limited to offset $3,883,000 of taxable income per year; however, any unused losses in any year may be carried forward for utilization in future years through 2011. The income tax benefit from the built-in losses was $1,102,000 for the three months ended March 31, 2006, and was credited to additional paid-in capital. The Company’s ability to utilize the foregoing tax benefits will depend upon the amount of its future taxable income and may be further limited under certain circumstances.

Earnings per share amounts for all periods presented conform to Financial Accounting Standards Board Statement of Financial Accounting Standards No. 128, Earnings Per Share. Basic and diluted earnings per common share for the three months ended March 31, 2006 are based on 8,652,067 and 8,669,836 weighted average shares of common stock outstanding, respectively. Basic and diluted earnings per common share for the three months ended March 31, 2005 are based on 8,616,236 and 8,692,890 weighted average shares of common stock outstanding, respectively.

On June 29, 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-05”). The scope of EITF 04-05 is limited to limited partnerships or similar entities (such as limited liability companies that have governing provisions that are the functional equivalent of a limited partnership) that are not variable interest entities under Interpretation No. 46 (see Note 2) and provides a new framework for addressing when a general partner in a limited partnership, or managing member in the case of a limited liability company, controls the entity. Under EITF 04-05, the Company may be required to consolidate certain investments in which the Company holds a general partner or managing member interest. EITF 04-05 was effective after June 29, 2005 for new entities formed after such date and for existing entities for which the agreements are subsequently modified and is effective for the Company’s fiscal year beginning January 1, 2006 for all other entities. The adoption of EITF 04-05 did not have any impact on the Company’s financial statements as of March 31, 2006, since the Company already recognizes its proportionate share of joint venture earnings and losses under the equity method of accounting.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) using the

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

modified prospective transition method. In accordance with the modified prospective transition method, results for prior periods have not been restated. Prior to January 1, 2006, the Company accounted for all stock-based awards granted, modified or settled under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations.

The adoption of SFAS 123R did not have a material impact on the Company’s financial condition or results of operations for the three months ended March 31, 2006 as there were no stock-based awards for which the requisite service period had not been rendered that were accounted for under APB 25.

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

Supplemental consolidating financial information of the Company, specifically including information for the joint ventures and land banking arrangements consolidated under Interpretation No. 46, is presented below to allow investors to determine the nature of assets held and the operations of the consolidated entities. Investments in consolidated entities in the financial statements of wholly-owned entities presented below use the equity method of accounting. Consolidated real estate inventories include land deposits under option agreements or land banking arrangements (excluding the consolidated land banking arrangements as previously described in this paragraph) of $75,804,000 and $77,956,000 at March 31, 2006 and December 31, 2005, respectively.

The joint ventures which have been determined to be VIEs are each engaged in homebuilding and land development activities. Certain of these joint ventures have not obtained construction financing from outside lenders, but are financing their activities through equity contributions from each of the joint venture partners.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

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

The Company enters into purchase agreements with various land sellers. In some instances, and as a method of acquiring land in staged takedowns, thereby minimizing the use of funds from the Company’s revolving credit facilities and other corporate financing sources and limiting the Company’s risk, the Company transfers its right in such purchase agreements to entities owned by third parties (“land banking arrangements”). These entities use equity contributions and/or incur debt to finance the acquisition and development of the lots. The entities grant the Company an option to acquire lots in staged takedowns. In consideration for this option, the Company makes a non-refundable deposit of 15% to 20% of the total purchase price. The Company is under no obligation to purchase the balance of the lots, but would forfeit remaining deposits and be subject to penalties if the lots were not purchased. The Company does not have legal title to these entities or their assets and has not guaranteed their liabilities. These land banking arrangements help the Company manage the financial and market risk associated with land holdings. As described above, Interpretation No. 46, requires the consolidation of the assets, liabilities, and operations of three of the Company’s land banking arrangements including, as of March 31, 2006, real estate inventories of $64,363,000. The Company participates in three land banking arrangements, which are not VIEs in accordance with Interpretation No. 46, and are not consolidated as of March 31, 2006 and December 31, 2005. The deposits related to the three land banking projects have been recorded in the accompanying consolidated balance sheet. The financial statements of these three entities are not consolidated with the Company’s consolidated financial statements.

Summary information with respect to the Company’s consolidated and unconsolidated land banking arrangements is as follows as of March 31, 2006 (dollars in thousands):

	Consolidated	Unconsolidated
Total number of land banking projects	3	3

Total number of lots	267	673

Total purchase price	$84,085	$116,821

Balance of lots still under option and not purchased:
Number of lots	217	97

Purchase price	$64,363	$25,458

Forfeited deposits and penalties if lots are not purchased	$7,076	$8,427

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET BY FORM OF OWNERSHIP

(in thousands)

	March 31, 2006
	Wholly- Owned	Variable Interest Entities Under Interpretation No. 46	Eliminating Entries	Consolidated Total

ASSETS

Cash and cash equivalents	$16,004	$8,990	$—	$24,994
Receivables	32,214	878	—	33,092
Real estate inventories	1,228,490	316,055	—	1,544,545
Investments in and advances to unconsolidated joint ventures	1,527	—	—	1,527
Investments in consolidated entities	77,701	—	(77,701)	—
Other assets	75,582	—	—	75,582
Intercompany receivables	5,232	2,933	(8,165)	—

	$1,436,750	$328,856	$(85,866)	$1,679,740

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued expenses	$161,677	$14,171	$—	$175,848
Notes payable	157,874	42,085	—	199,959
7 5/8% Senior Notes due December 15, 2012	150,000	—	—	150,000
10 3/4% Senior Notes due April 1, 2013	246,989	—	—	246,989
7 1/2% Senior Notes due February 15, 2014	150,000	—	—	150,000
Intercompany payables	—	8,165	(8,165)	—

Total liabilities	866,540	64,421	(8,165)	922,796
Minority interest in consolidated entities	—	—	186,734	186,734
Owners’ capital
William Lyon Homes	—	77,701	(77,701)	—
Others	—	186,734	(186,734)	—
Stockholders’ equity	570,210	—	—	570,210

	$1,436,750	$328,856	$(85,866)	$1,679,740

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONDENSED CONSOLIDATING STATEMENT OF INCOME BY FORM OF OWNERSHIP

(in thousands)

	Three Months Ended March 31, 2006
	Wholly- Owned	Variable Interest Entities Under Interpretation No. 46	Elimination Entries	Consolidated Total
Operating revenue
Sales	$271,220	$36,161	$—	$307,381
Management fees	1,072	—	(1,072)	—

	272,292	36,161	(1,072)	307,381

Operating costs
Cost of sales	(206,559)	(24,386)	1,072	(229,873)
Sales and marketing	(11,469)	(1,655)	—	(13,124)
General and administrative	(18,531)	(58)	—	(18,589)
Other	(826)	—	—	(826)

	(237,385)	(26,099)	1,072	(262,412)

Equity in income of unconsolidated joint ventures	3,638	—	—	3,638

Equity in income of consolidated entities	4,994	—	(4,994)	—

Minority equity in income of consolidated entities	—	—	(5,226)	(5,226)

Operating income	43,539	10,062	(10,220)	43,381
Financial advisory expenses	(1,500)	—	—	(1,500)
Other income, net	1,083	158	—	1,241

Income before provision for income taxes	43,122	10,220	(10,220)	43,122
Provision for income taxes	(16,908)	—	—	(16,908)

Net income	$26,214	$10,220	$(10,220)	$26,214

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONDENSED CONSOLIDATING STATEMENT OF INCOME BY FORM OF OWNERSHIP

(in thousands)

	Three Months Ended March 31, 2005
	Wholly- Owned	Variable Interest Entities Under Interpretation No. 46	Eliminating Entries	Consolidated Total
Operating revenue
Sales	$189,459	$57,223	$—	$246,682
Management fees	1,913	—	(1,913)	—

	191,372	57,223	(1,913)	246,682

Operating costs
Cost of sales	(137,327)	(41,381)	1,913	(176,795)
Sales and marketing	(8,624)	(2,491)	—	(11,115)
General and administrative	(17,441)	—	—	(17,441)
Other	(682)	—	—	(682)

	(164,074)	(43,872)	1,913	(206,033)

Equity in loss of unconsolidated joint ventures	(411)	—	—	(411)

Equity in income of consolidated entities	7,234	—	(7,234)	—

Minority equity in income of consolidated entities	—	—	(6,260)	(6,260)

Operating income	34,121	13,351	(13,494)	33,978
Other (loss) income, net	(248)	143	—	(105)

Income before provision for income taxes	33,873	13,494	(13,494)	33,873
Provision for income taxes	(13,380)	—	—	(13,380)

Net income	$20,493	$13,494	$(13,494)	$20,493

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

Note 3 — Investments in and Advances to Unconsolidated Joint Ventures

The Company and certain of its subsidiaries are general partners or members in joint ventures involved in the development and sale of residential projects. The consolidated financial statements of the Company include the accounts of the Company, all majority-owned and controlled subsidiaries and certain joint ventures which have been determined to be variable interest entities in which the Company is considered the primary beneficiary (see Note 2). The financial statements of joint ventures which have not been determined to be variable interest entities in which the Company is considered the primary beneficiary are not consolidated with the Company’s financial statements. The Company’s investments in unconsolidated joint ventures are accounted for using the equity method because the Company has a 50% or less voting or economic interest (and thus such joint ventures are not controlled by the Company). Condensed combined financial information of these unconsolidated joint ventures as of March 31, 2006 and December 31, 2005 is summarized as follows:

CONDENSED COMBINED BALANCE SHEETS

(in thousands)

	March 31, 2006	December 31, 2005
	(unaudited)
ASSETS
Cash and cash equivalents	$2,643	$2,580
Receivables	3,597	3,253
Real estate inventories	31,339	31,279
Investment in unconsolidated joint ventures	1,593	—
Property and equipment	1,002	956

	$40,174	$38,068

LIABILITIES AND OWNERS’ CAPITAL
Accounts payable	$5,992	$5,127
Notes payable	31,450	32,377
Advances from William Lyon Homes	272	181

	37,714	37,685

Owners’ capital
William Lyon Homes	1,255	216
Others	1,205	167

	2,460	383

	$40,174	$38,068

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONDENSED COMBINED STATEMENTS OF INCOME

(in thousands)

	Three Months Ended March 31,
	2006	2005
Operating revenue
Land sales	$10,420	$—

Operating costs
Cost of sales — land	(7,801)	—
General and administrative	—	(4)
Other	(259)	(287)

	(8,060)	(291)

Equity in income (loss) of unconsolidated joint ventures	4,792	(531)

Operating income (loss)	7,152	(822)
Other income	124	—

Net income (loss)	$7,276	$(822)

Allocation to owners
William Lyon Homes	$3,638	$(411)
Others	3,638	(411)

	$7,276	$(822)

Income allocations and cash distributions to the Company are based on predetermined formulas between the Company and the joint venture partners as specified in the applicable partnership or operating agreements. The Company generally receives, after partners’ priority returns and return of partners’ capital, approximately 50% of the profits and cash flows from joint ventures.

The Company is a member in an unconsolidated joint venture limited liability company formed for the purpose of acquiring and developing land in Nevada. At March 31, 2006, the unconsolidated joint venture had outstanding land acquisition and development debt of $31,450,000, of which the Company guaranteed $15,725,000.

Note 4 — Senior Notes

As of March 31, 2006, the Company had the following outstanding Senior Note obligations (collectively, the “Senior Notes”) (in thousands):

7 5/8% Senior Notes due December 15, 2012	$150,000
10 3/4% Senior Notes due April 1, 2013	246,989
7 1/2% Senior Notes due February 15, 2014	150,000

$546,989

7 5/8% Senior Notes

On November 22, 2004, the Company’s 100% owned subsidiary, William Lyon Homes, Inc., a California corporation, (“California Lyon”) closed its offering of $150,000,000 principal amount of 7 5/8% Senior Notes due

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

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

At March 31, 2006, the Company had approximately $157,875,000 of secured indebtedness (excluding approximately $42,084,000 of secured indebtedness of consolidated entities — see Note 2) and approximately $248,906,000 of additional secured indebtedness available to be borrowed under the Company’s credit facilities, as limited by the Company’s borrowing base formulas.

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONSOLIDATING BALANCE SHEET

March 31, 2006

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
ASSETS
Cash and cash equivalents	$—	$7,733	$7,632	$9,629	$—	$24,994
Receivables	—	11,095	21,117	880	—	33,092
Real estate inventories	—	1,315,709	2,090	226,746	—	1,544,545
Investments in and advances to unconsolidated joint ventures	—	1,527	—	—	—	1,527
Property and equipment, net	—	2,256	16,321	—	—	18,577
Deferred loan costs	—	12,082	—	—	—	12,082
Goodwill	—	5,896	—	—	—	5,896
Other assets	—	36,548	2,479	—	—	39,027
Investments in subsidiaries	570,210	78,122	8,686	—	(657,018)	—
Intercompany receivables	—	1,667	126,406	2,933	(131,006)	—

	$570,210	$1,472,635	$184,731	$240,188	$(788,024)	$1,679,740

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$—	$44,720	$573	$10,774	$—	$56,067
Accrued expenses	—	110,922	5,242	3,617	—	119,781
Notes payable	—	139,640	18,234	42,085	—	199,959
7 5/8% Senior Notes	—	150,000	—	—	—	150,000
10 3/4% Senior Notes	—	246,989	—	—	—	246,989
7 1/2% Senior Notes	—	150,000	—	—	—	150,000
Intercompany payables	—	121,174	1,667	8,165	(131,006)	—

Total liabilities	—	963,445	25,716	64,641	(131,006)	922,796
Minority interest in consolidated entities	—	—	—	—	186,734	186,734
Stockholders’ equity	570,210	509,190	159,015	175,547	(843,752)	570,210

	$570,210	$1,472,635	$184,731	$240,188	$(788,024)	$1,679,740

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONSOLIDATING STATEMENT OF INCOME

Three Months Ended March 31, 2006

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$229,846	$41,374	$36,161	$—	$307,381
Management fees	—	1,072	—	—	(1,072)	—

	—	230,918	41,374	36,161	(1,072)	307,381

Operating costs
Cost of sales	—	(180,123)	(26,476)	(24,346)	1,072	(229,873)
Sales and marketing	—	(9,814)	(1,655)	(1,655)	—	(13,124)
General and administrative	—	(18,489)	(42)	(58)	—	(18,589)
Other	—	—	(826)	—	—	(826)

	—	(208,426)	(28,999)	(26,059)	1,072	(262,412)

Equity in income (loss) of unconsolidated joint ventures	—	3,767	(129)	—	—	3,638

Income from subsidiaries	26,214	17,153	—	—	(43,367)	—

Minority equity in income of consolidated entities	—	—	—	—	(5,226)	(5,226)

Operating income	26,214	43,412	12,246	10,102	(48,593)	43,381
Financial advisory expense	—	(1,500)	—	—	—	(1,500)
Other income, net	—	248	839	154	—	1,241

Income before provision for income taxes	26,214	42,160	13,085	10,256	(48,593)	43,122
Provision for income taxes	—	(16,908)	—	—	—	(16,908)

Net income	$26,214	$25,252	$13,085	$10,256	$(48,593)	$26,214

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2006

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating activities
Net income	$26,214	$25,252	$13,085	$10,256	$(48,593)	$26,214
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	183	398	—	—	581
Equity in (income) loss of unconsolidated joint ventures	—	(3,767)	129	—	—	(3,638)
Distributions of income from unconsolidated joint ventures	—	1,599	1,000	—	—	2,599
Minority equity in income of consolidated entities	—	—	—	—	5,226	5,226
Equity in earnings of subsidiaries	(26,214)	(17,153)	—	—	43,367	—
State income tax refund credited to additional paid-in capital	—	10	—	—	—	10
Provision for income taxes	—	16,908	—	—	—	16,908
Net changes in operating assets and liabilities:
Receivables	—	64,410	31,450	14,529	—	110,389
Intercompany receivables/payables	—	—	(12,876)	11,815	1,061	—
Real estate inventories	—	(101,831)	(890)	(36,504)	—	(139,225)
Deferred loan costs	—	241	—	—	—	241
Other assets	—	(8,480)	(216)	—	—	(8,696)
Accounts payable	—	(1,464)	(183)	(9,612)	—	(11,259)
Accrued expenses	—	(74,778)	(1,008)	(1,317)	—	(77,103)

Net cash (used in) provided by operating activities	—	(98,870)	30,889	(10,833)	1,061	(77,753)

Investing activities
Net change in investment in and advances to unconsolidated joint ventures	—	148	(239)	—	—	(91)
Purchases of property and equipment	—	(311)	(294)	—	—	(605)
Investments in subsidiaries	—	27,285	1,646	—	(28,931)	—
Advances to affiliates	—	(17,440)	—	—	17,440	—

Net cash provided by investing activities	—	9,682	1,113	—	(11,491)	(696)

Financing activities
Proceeds from borrowings on notes payable	—	346,995	196,168	25,935	—	569,098
Principal payments on notes payable	—	(269,008)	(225,750)	—	—	(494,758)
Minority interest contributions, net	—	—	—	(23,266)	—	(23,266)
Advances from (to) affiliates	—	—	(1,475)	(8,955)	10,430	—

Net cash provided by (used in) financing activities	—	77,987	(31,057)	(6,286)	10,430	51,074

Net (decrease) increase in cash and cash equivalents	—	(11,201)	945	(17,119)	—	(27,375)
Cash and cash equivalents at beginning of period	—	18,934	6,687	26,748	—	52,369

Cash and cash equivalents at end of period	$—	$7,733	$7,632	$9,629	$—	$24,994

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

Note 5 — Related Party Transactions

On October 26, 2000, the Company’s Board of Directors (with Messrs. William Lyon and William H. Lyon abstaining) approved the purchase of 579 lots for a total purchase price of $12,581,000 from an entity controlled by William Lyon and William H. Lyon. The terms of the purchase agreement provide for an initial option payment of $1,000,000 and a rolling option takedown of the lots. In addition, one-half of the net profits in excess of six percent from the development are to be paid to the seller. Phased takedowns of approximately 20 lots each were anticipated to occur at periodic intervals for each of several product types through September 2004. As of December 31, 2004, all lots were purchased under this agreement. In addition, one-half of the net profits, as defined, in excess of six percent from the development are to be paid to the seller, of which $5,711,000 has been paid through March 31, 2006. This land acquisition qualified as an affiliate transaction under the Company’s 12 1/2% Senior Notes due July 1, 2003 Indenture dated as of June 29, 1994, as amended (“Old Indenture”). Pursuant to the terms of the Old Indenture, the Company determined that the land acquisition is on terms that are no less favorable to the Company than those that would have been obtained in a comparable transaction by the Company with an unrelated person. The Company delivered to the Trustee under the Old Indenture a resolution of the Board of Directors of the Company set forth in an Officers’ Certificate certifying that the land acquisition is on terms that are no less favorable to the Company than those that would have been obtained in a comparable transaction by the Company with an unrelated person and the land acquisition was approved by a majority of the disinterested members of the Board of Directors of the Company. Further, the Company delivered to the Trustee under the Indenture a determination of value by a real estate appraisal firm which is of regional standing in the region in which the subject property is located and is MAI certified.

For the three months ended March 31, 2006 and 2005, the Company incurred reimbursable on-site labor costs of $29,000 and $33,000, respectively, for providing customer service to real estate projects developed by entities controlled by William Lyon and William H. Lyon, and $5,000 and $32,000 was due to the Company at March 31, 2006 and December 31, 2005, respectively, for reimbursable on-site labor costs.

For each of the three month periods ended March 31, 2006 and 2005, the Company incurred charges of $189,000 related to rent on its corporate office, from a trust of which William H. Lyon is the sole beneficiary.

Effective September 1, 2004, the Company entered into an aircraft consulting and management agreement with an affiliate (the “Affiliate”) of William Lyon to operate and manage the Company’s aircraft which was placed in service effective as of September 1, 2004. The terms of the agreement provide that the Affiliate shall consult and render its advice and management services to the Company with respect to all functions necessary to the operation, maintenance and administration of the aircraft. The Company’s business plan for the aircraft includes (i) use by Company executives for traveling on Company business to the Company’s divisional offices and other destinations, (ii) charter service to outside third parties and (iii) charter service to William Lyon personally. Charter services for outside third parties and William Lyon personally are contracted for at market rates. As compensation to the Affiliate for its management and consulting services under the agreement, the Company pays the Affiliate a fee equal to (i) the amount equal to 107% of compensation paid by the affiliate for the pilots supplied pursuant to the agreement, (ii) $50 per operating hour for the aircraft and (iii) $9,000 per month for hangar rent. In addition, all maintenance work, inspections and repairs performed by the Affiliate on the aircraft are charged to the Company at the Affiliate’s published rates for maintenance, inspections and repairs in effect at the time such work is completed. The total compensation paid to the Affiliate under the agreement amounted to $361,000 and $179,000 for the three months ended March 31, 2006 and 2005, respectively.

Pursuant to the agreement above, the Company had earned revenue of $79,000 and $71,000 for charter services provided to William Lyon personally, for the three months ended March 31, 2006 and 2005,

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

respectively, and $176,000 and $129,000 was due to the Company at March 31, 2006 and December 31, 2005, respectively, for charter services provided.

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

The Company offers home mortgage loans to its employees and directors through its mortgage company subsidiary, William Lyon Financial Services. These loans are made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. These loans do not involve more than the normal risk of collectibility or present other unfavorable features and are sold to investors typically within 7 to 15 days.

Note 6 — Stockholders’ Equity

On November 12, 2004 the Company’s Board of Directors approved an increase in the size of the Company’s previously announced stock repurchase program to 3,000,000 shares of its common stock (including any shares previously repurchased by the Company under the program). Under the program, as originally adopted in September 2001, the Company could repurchase 20% of its then outstanding shares of common stock or approximately 2,000,000 shares. Under the plan, the stock will be purchased from time to time in privately negotiated transactions or the open market in compliance with Securities and Exchange Commission Rule 10b-18, subject to market conditions, applicable legal requirements and other factors. The timing and amounts of any purchases will be as determined by the Company’s management from time to time or may be suspended at any time or from time to time without prior notice, depending on market conditions and other factors they deem relevant. The repurchased shares may be held as treasury stock and used for general corporate purposes or cancelled. As of March 31, 2006, 1,218,400 shares of common stock had been purchased for $26,750,000 and retired under this program and 1,275,000 shares of common stock had been purchased for $81,001,000 and held in treasury. No shares were purchased under this program during the three months ended March 31, 2006 and 2005.

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

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

Litigation Arising from General Lyon’s Tender Offer

As described above in Part I, Item 2 under the caption “Tender Offer”, on March 17, 2006, the Company’s principal stockholder commenced a tender offer (the “Tender Offer”) to purchase all outstanding shares of the Company’s common stock not already owned by him. Initially, the price offered in the Tender was $93 per share, but it has since been increased to $109 per share.

Two purported class action lawsuits were filed in the Court of Chancery of the State of Delaware in and for New Castle County, purportedly on behalf of the public stockholders of the Company, challenging the Tender Offer and challenging related actions of the Company and the directors of the Company. Stephen L. Brown v. William Lyon Homes, et al., Civil Action No. 2015-N was filed on March 20, 2006, and Michael Crady, et al. v. General William Lyon, et al., Civil Action No. 2017-N was filed on March 21, 2006 (collectively, the “Delaware Complaints”). On March 21, 2006, plaintiff in the Brown action also filed a First Amended Complaint. The Delaware Complaints name the Company and the directors of the Company as defendants. These complaints allege, among other things, that the defendants have breached their fiduciary duties owed to the plaintiffs in connection with the Tender Offer and other related corporate activities. The plaintiffs sought to enjoin the Tender Offer and, among other things, to obtain attorneys’ fees and expenses related to the litigation.

On March 23, 2006, the Company announced that its Board had appointed a special committee of independent directors who are not members of the Company’s management or employed by the Company (the “Special Committee”) to consider the Tender Offer. The members of the Special Committee are Harold H. Greene, Lawrence M. Higby, and Dr. Arthur Laffer. The Company also announced that the Special Committee had retained Morgan Stanley & Co. as its financial advisor and Gibson, Dunn & Crutcher LLP as its legal counsel.

On March 24, 2006, the Delaware Chancery Court consolidated the Delaware Complaints into a single case entitled In re: William Lyon Homes Shareholder Litigation, Civil Action No. 2015-N (the “Consolidated Delaware Action”).

On April 10, 2006, the parties to the Consolidated Delaware Action executed a Memorandum of Understanding (“MOU”), detailing a proposed settlement subject to the Delaware Chancery Court’s approval. Pursuant to the MOU, General Lyon increased his offer of $93 per share to $100 per share, extended the closing date of the offer to April 21, 2006, and, on April 11, 2006, filed an amended Schedule TO. Plaintiffs in the

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

Consolidated Delaware Action have determined that the settlement is “fair, reasonable, adequate, and in the best interests of plaintiffs and the putative Class.” The Special Committee also determined that the price of $100 per share was fair to the shareholders, and recommended that the Company’s shareholders accept the revised Tender Offer and tender their shares. Thereafter, General Lyon also decided to further extend the closing date of the Tender Offer from April 21, 2006 to April 28, 2006.

On April 23, 2006, Delaware Chancery Court conditionally certified a class in the Consolidated Delaware Action. The parties to the Consolidated Delaware Action are negotiating a Stipulation of Settlement, and expect that the Delaware Chancery Court will soon schedule a settlement hearing to evaluate the settlement.

A purported class action lawsuit challenging the Tender Offer was also filed in the Superior Court of the State of California, County of Orange. On March 17, 2006, a complaint captioned Alaska Electrical Pension Fund v. William Lyon Homes, Inc., et al., Case No. 06-CC-00047, was filed. On April 5, 2006, plaintiff in the Alaska Electrical action filed an Amended Complaint (the “California Action”). The complaint in the California Action names the Company and the directors of the Company as defendants and alleges, among other things, that the defendants have breached their fiduciary duties to the public stockholders. Plaintiff in the California Action also sought to enjoin the Tender Offer, and, among other things, to obtain attorneys’ fees and expenses related to the litigation.

On April 20, 2006, the California court denied the request of plaintiff in the California Action to enjoin the Tender Offer. Plaintiff has filed a motion to certify a class in the California Action, and the Company has filed a motion to stay the California Action. Both motions are currently scheduled for hearing on May 11, 2006.

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

As of March 31, 2006, the Company had $4.5 million of outstanding irrevocable standby letters of credit to guarantee the Company’s financial obligations under certain land banking arrangements, joint venture agreements and other contractual arrangements in the normal course of business. The beneficiary may draw upon these letters of credit in the event of a contractual default by the Company relating to each respective obligation. These letters of credit have a stated term of up to two years and have varying maturities through 2007, at which time the Company may be required to renew the letters of credit to coincide with the term of the respective arrangement.

The Company also had outstanding performance and surety bonds of $264.2 million at March 31, 2006 related principally to its obligations for site improvements at various projects. The Company does not believe that draws upon these bonds, if any, will have a material effect on the Company’s financial position, results of operations or cash flows.

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

Note 8 — Tender Offer

On March 17, 2006, General William Lyon, Chairman of the Board and Chief Executive Officer of the Company announced that he commenced an offer to purchase all outstanding shares of common stock of William Lyon Homes not already owned by him for $93.00 per share in cash. The expiration date for the tender offer at the time of the offer was Thursday, April 13, 2006, unless the offer were extended.

The offer is subject to the non-waivable condition that there shall have been validly tendered and not withdrawn before the offer expires at least a majority of the outstanding shares not owned by General Lyon, The William Harwell Lyon 1987 Trust, The William Harwell Lyon Separate Property Trust or the officers and directors of William Lyon Homes immediately before the commencement of the offer. The offer is also subject to the receipt by General Lyon of the proceeds under his financing commitment from Lehman Commercial Paper Inc. and Lehman Brothers Inc. The offer is also subject to other terms and conditions as set forth in the tender offer materials filed with the Securities and Exchange Commission and being distributed to William Lyon Homes stockholders, and was initially subject to the further condition that sufficient shares are tendered in the offer such that the tendered shares, together with the shares already directly or indirectly owned by General Lyon and the trusts, would represent at least 90% of the shares outstanding upon expiration of the offer.

On March 23, 2006, the Company announced that its board of directors had formed a special committee of independent directors to consider the offer by General Lyon with the assistance of outside financial and legal advisors which the special committee retained. On April 10, 2006, General Lyon announced that he would amend his tender offer for all the outstanding shares of William Lyon Homes by increasing the offer price to $100 per share. The special committee determined that it would recommend that stockholders tender their shares in connection with the amended offer. General Lyon also extended his offer until Friday, April 21, 2006. General Lyon has also reached an agreement in principle, subject to court approval, to settle certain class action lawsuits that have been filed in Delaware on behalf of William Lyon Homes’ stockholders. Another class action lawsuit filed in California remains pending.

On April 24, 2006, General Lyon announced that he was extending his tender offer for all outstanding shares of William Lyon Homes not owned by him through April 28, 2006, and that he would waive the 90% condition to the offer. On May 1, 2006, General Lyon announced that he was further extending the tender offer through May 12, 2006, and that he was further amending the tender offer by increasing the offer price to $109 per share. All other terms and conditions of the offer remain the same, as set forth in the tender offer materials disseminated by General Lyon.

The Company estimates that it will incur approximately $3,100,000 in financial advisory expenses related to the tender offer, of which $1,500,000 was incurred during the three months ended March 31, 2006, and is reflected as financial advisory expenses in the accompanying consolidated statement of income.

See Note 7 for information on certain lawsuits which have been filed relating to General Lyon’s proposal.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

WILLIAM LYON HOMES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The following discussion of results of operations and financial condition should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1, as well as the information presented in the Annual Report on Form 10-K for the year ended December 31, 2005.

Results of Operations

Overview and Recent Results

Selected financial and operating information for the Company including its wholly-owned projects and joint ventures as of and for the periods presented is as follows:

	Three Months Ended March 31,
	2006			2005
	Wholly-Owned	Joint Ventures	Consolidated Total	Wholly-Owned	Joint Ventures	Consolidated Total
Selected Financial Information (dollars in thousands)
Homes closed	516	65	581	364	95	459

Home sales revenue	$271,220	$36,161	$307,381	$187,433	$57,223	$244,656
Cost of sales	(206,129)	(23,314)	(229,443)	(135,514)	(39,468)	(174,982)

Gross margin	$65,091	$12,847	$77,938	$51,919	$17,755	$69,674

Gross margin percentage	24.0%	35.5%	25.4%	27.7%	31.0%	28.5%

Number of homes closed
California	263	65	328	117	95	212
Arizona	99	—	99	126	—	126
Nevada	154	—	154	121	—	121

Total	516	65	581	364	95	459

Average sales price
California	$640,800	$556,300	$624,100	$867,100	$602,400	$748,500
Arizona	417,900	—	417,900	287,300	—	287,300
Nevada	398,100	—	398,100	411,400	—	411,400

Total	$525,600	$556,300	$529,100	$514,900	$602,400	$533,000

Number of net new home orders
California	296	96	392	376	205	581
Arizona	116	—	116	159	—	159
Nevada	139	—	139	133	—	133

Total	551	96	647	668	205	873

Average number of sales locations during period
California	24	7	31	15	9	24
Arizona	6	—	6	6	—	6
Nevada	11	—	11	8	—	8

Total	41	7	48	29	9	38

	As of March 31,
	2006			2005
	Wholly-Owned	Joint Ventures	Consolidated Total	Wholly-Owned	Joint Ventures	Consolidated Total
Backlog of homes sold but not closed at end of period
California	641	154	795	616	355	971
Arizona	413	—	413	515	—	515
Nevada	149	—	149	94	—	94

Total	1,203	154	1,357	1,225	355	1,580

Dollar amount of homes sold but not closed at end of period (dollars in thousands)
California	$459,291	$77,222	$536,513	$453,105	$224,482	$677,587
Arizona	133,658	—	133,658	157,306	—	157,306
Nevada	51,012	—	51,012	36,299	—	36,299

Total	$643,961	$77,222	$721,183	$646,710	$224,482	$871,192

Lots controlled at end of period
Owned lots
California	4,237	1,225	5,462	3,716	1,350	5,066
Arizona	2,721	1,738	4,459	3,766	—	3,766
Nevada	1,460	—	1,460	1,072	—	1,072

Total	8,418	2,963	11,381	8,554	1,350	9,904

Optioned lots(1)
California			4,101			4,060
Arizona			6,012			5,421
Nevada			2,137			1,272

Total			12,250			10,753

Total lots controlled
California			9,563			9,126
Arizona			10,471			9,187
Nevada			3,597			2,344

Total			23,631			20,657

(1)	Optioned lots may be purchased by the Company as wholly-owned projects or may be purchased by newly formed joint ventures.

During the last half of the fourth quarter of 2005, the Company began to experience some slowing in new orders in many of its markets, increases in cancellation rates and increasing pricing pressures from several of its competitors who initiated aggressive incentive and discounting programs. This softening in the Company’s markets is continuing into 2006.

On a consolidated basis, the number of net new home orders for the three months ended March 31, 2006 decreased 25.9% to 647 homes from 873 homes for the three months ended March 31, 2005. The number of homes closed on a consolidated basis for the three months ended March 31, 2006, increased 26.6% to 581 homes from 459 homes for the three months ended March 31, 2005. On a consolidated basis, the backlog of homes sold but not closed as of March 31, 2006 was 1,357, down 14.1% from 1,580 homes a year earlier, and up 5.1% from 1,291 homes at December 31, 2005.

Homes in backlog are generally closed within three to six months. The dollar amount of backlog of homes sold but not closed on a consolidated basis as of March 31, 2006 was $721.2 million, down 17.2% from $871.1 million as of March 31, 2005 and up 4.3% from $691.6 million as of December 31, 2005. The cancellation rate of buyers who contracted to buy a home but did not close escrow at the Company’s projects was approximately 28% during the three months ended March 31, 2006 compared to 12% during the three months ended March 31, 2005. The inventory of completed and unsold homes was 72 homes as of March 31, 2006.

The average number of sales locations during the quarter ended March 31, 2006 was 48, up 26% from 38 in the comparable period a year ago, as a result of the Company’s focus begun in 2005 to increase the number of sales locations in each of its markets. The Company’s number of new home orders per average sales location decreased to 13.5 for the quarter ended March 31, 2006 as compared to 23.0 for the quarter ended March 31, 2005.

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

Comparison of Three Months Ended March 31, 2006 to March 31, 2005

Consolidated operating revenue for the three months ended March 31, 2006 was $307.4 million, an increase of $60.7 million, or 25.0%, from consolidated operating revenue of $246.7 million for the three months ended March 31, 2005. Revenue from sales of wholly-owned homes increased $83.8 million, or 44.7%, to $271.2 million in the 2006 period from $187.4 million in the 2005 period. The increase was primarily due to an increase in the number of wholly-owned homes closed to 516 in the 2006 period from 364 in the 2005 period and a slight increase in the average sales price of wholly-owned homes to $525,600 in the 2006 period from $514,900 in the 2005 period. Consolidated operating revenue includes revenue from sales of joint ventures due to the adoption of Interpretation No. 46. Revenue from sales of joint venture homes decreased $21.0 million, or 36.7%, to $36.2 million in the 2006 period from $57.2 million in the 2005 period, primarily due to a decrease in the number of joint venture homes closed to 65 in the 2006 period from 95 in the 2005 period and a decrease in the average sales price of joint venture homes to $556,300 in the 2006 period from $602,400 in the 2005 period. Revenue from sales of lots, land and other was $2.0 million in the 2005 period with no comparable amount in the 2006 period, due to the bulk sale of land in certain of the Company’s markets in the 2005 period. The increase in the average sales price of units closed in wholly-owned projects was due to price appreciation and the decrease in the average sales price of units closed in joint venture projects was due to a change in product mix.

Total operating income increased to $43.4 million in the 2006 period from $34.0 million in the 2005 period. The excess of revenue from sales of homes over the related cost of sales (gross margin) increased by $8.2 million to $77.9 million in the 2006 period from $69.7 million in the 2005 period primarily due to an increase in the number of homes closed to 581 in the 2006 period from 459 in the 2005 period, offset by a decrease in gross margin percentages to 25.4% in the 2006 period from 28.5% in the 2005 period. The decrease in period-over-period gross margin percentage primarily reflects the close out of projects with higher average gross margin percentages and a shift in product mix. The excess of revenue from sales of lots, land and other over the related cost of sales (gross margin) decreased to $(0.4) million in the 2006 period from $0.2 million in the 2005 period primarily due to the bulk sale of land in certain of the Company’s markets in the 2005 period with no comparable transaction in the 2006 period. In addition, costs were incurred related to the abandonment and write-off of project pre-acquisition costs and land option deposits for one of the Company’s potential projects in the 2006 period.

Sales and marketing expense increased by $2.0 million to $13.1 million in the 2006 period from $11.1 million in the 2005 period primarily due to an increase in developer marketing fees paid to the land sellers in certain of the communities in which the Company builds to $1.5 million in the 2006 period from $1.1 million in the 2005 period and an increase in direct selling expenses to $6.7 million in the 2006 period from $5.9 million in the 2005 period. General and administrative expenses increased by $1.2 million to $18.6 million in the 2006 period from $17.4 million in the 2005 period, primarily as a result of an increase in bonus expense to $8.2 million in the 2006 period from $7.4 million in the 2005 period due to higher levels of pre-tax, pre-bonus income. Selling, general and administrative expense as a percentage of home sales revenue was 10.3% in the 2006 period compared to 11.7% in the 2005 period. Other operating costs consist of operating losses realized by golf course operations at certain of the Company’s projects which increased to $0.8 million in the 2006 period compared to $0.7 million in the 2005 period. Equity in income (loss) from unconsolidated joint ventures increased to income of $3.6 million in the 2006 period from a loss of $0.4 million in the 2005 period. Minority equity in income of consolidated entities decreased to $5.2 million in the 2006 period from $6.3 million in the 2005 period, primarily due to a decrease in the number of joint venture homes closed to 65 in the 2006 period from 95 in 2005.

The Company incurred financial advisory expenses of $1.5 million in the 2006 period with no comparable amount in the 2005 period due to the tender offer described in “Item 2—Tender Offer”.

Total interest incurred increased to $18.7 million in the 2006 period from $15.2 million in the 2005 period, primarily as a result of an increase in the average principal balance of debt outstanding and an increase in interest rates. All interest incurred was capitalized in the 2006 and 2005 periods.

As a result of the factors outlined above, net income increased to $26.2 million in the 2006 period from $20.5 million in the 2005 period.

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

At March 31, 2006, the Company had approximately $157.9 million of secured indebtedness, (excluding approximately $42.1 million of secured indebtedness of consolidated entities) and approximately $248.9 million of additional secured indebtedness available to be borrowed under the Company’s credit facilities, as limited by the Company’s borrowing base formulas.

Revolving Credit Facilities

As of March 31, 2006, the Company has six revolving credit facilities which have an aggregate maximum loan commitment of $510.0 million, (including one facility of $150.0 million, one of $100.0 million, one of $90.0 million, one of $70.0 million and two of $50.0 million each), and mature at various dates through 2008. The revolving credit facilities have similar characteristics. The Company may borrow amounts, subject to applicable borrowing base and concentration limitations, as defined. During the last year of the term of each facility, the commitment amount will decrease ratably until the commitment under each facility is reduced to zero by the final maturity date, as defined in each respective agreement.

Availability under each credit facility is subject not only to the maximum amount committed under the respective facility, but also to both various borrowing base and concentration limitations. The borrowing base limits lender advances to certain agreed percentages of asset value. The allowed percentage generally increases as the asset progresses from land under development to residence subject to contract of sale. Advances for each type of collateral become due in whole or in part, subject to possible re-borrowing, and/or the collateral becomes excluded from the borrowing base, after a specified period or earlier upon sale. Concentration limitations further restrict availability under the credit facilities. The effect of these borrowing base and concentration limitations essentially is to mandate minimum levels of the Company’s investment in a project, with higher percentages of investment required at earlier phases of a project, and with greater absolute dollar amounts of investment required as a project progresses. Each revolving credit facility is secured by deeds of trust on the real property and improvements thereon owned by the Company in the subdivision project(s) approved by the respective lender, as well as pledges of all net sale proceeds, related contracts and other ancillary property. Also, each credit facility includes financial covenants, which may limit the amount that may be borrowed thereunder. Outstanding advances bear interest at various rates, which approximate the prime rate. As of March 31, 2006, $129.0 million was outstanding under these credit facilities, with a weighted-average interest rate of 7.262%, and the undrawn availability was $248.9 million as limited by the borrowing base formulas. Interest on the revolving credit facilities is calculated on the average, outstanding daily balance and is paid following the end of each month. During the three months ended March 31, 2006, the Company borrowed $347.0 million and repaid $268.0 million under these facilities. The maximum amount outstanding was $129.0 million and the weighted average borrowings were $71.6 million during the three months ended March 31, 2006. Interest incurred on the revolving credit facilities for the three months ended March 31, 2006 was $1.4 million. The Company routinely makes borrowings under its revolving credit facilities in the ordinary course of business within the maximum aggregate loan commitment amounts to fund its operations, including its land acquisition and home building activities, and repays such borrowings, as required by the credit facilities, with the net sales proceeds of sales of the real property, including homes, which secure the applicable credit facility.

Under the revolving credit facilities, the Company is required to comply with a number of covenants, the most restrictive of which require Delaware Lyon to maintain:

•	A tangible net worth, as defined, of $200.0 million, adjusted upwards quarterly by 50% of Delaware Lyon’s quarterly net income after June 30, 2004;

•	A ratio of total liabilities to tangible net worth, each as defined, of less than 3.25 to 1; and

•	Minimum liquidity, as defined, of at least $10.0 million.

As of and for the period ending March 31, 2006, the Company is in compliance with these covenants.

Construction Notes Payable

At March 31, 2006, the Company had construction notes payable on certain consolidated entities amounting to $42.1 million. The construction notes have various maturity dates and bear interest at rates ranging from 3% to prime plus 2.0% at March 31, 2006. Interest is calculated on the average daily balance and is paid following the end of each month.

Seller Financing

At March 31, 2006, the Company had $10.7 million of notes payable outstanding related to land acquisitions for which seller financing was provided. The seller financing notes are due at various dates through December 2007 and bear interest at rates ranging from 9.0% to 12.0% at March 31, 2006. Interest is calculated on the average principal balance outstanding and is accrued and paid when the financing is repaid.

Revolving Mortgage Warehouse Credit Facilities

The Company, through its mortgage subsidiary and one of its unconsolidated joint ventures, has entered into two revolving mortgage warehouse credit facilities with banks to fund its mortgage origination operations. The original credit facility, which matures in May 2006, provides for revolving loans of up to $30.0 million outstanding, $20.0 million of which is committed (lender obligated to lend if stated conditions are satisfied) and $10.0 million is not committed (lender advances are optional even if stated conditions are otherwise satisfied). However, as in the past the Company expects the maturity to be extended by the lender at each maturity date for an additional year. In August 2003, the Company’s mortgage subsidiary and one of its unconsolidated joint ventures entered into an additional $10.0 million credit facility which matures in October 2006. In October 2005, the additional credit facility was increased to $50.0 million. However, as in the past the Company expects the maturity to be extended by the lender at each maturity date for an additional year. Mortgage loans are generally held for a short period of time and are typically sold to investors within 7 to 15 days following funding. The facilities are secured by substantially all of the assets of each of the borrowers, including the mortgage loans held for sale, all rights of each of the borrowers with respect to contractual obligations of third party investors to purchase such mortgage loans, and all proceeds of sale of such mortgage loans. The facilities, which have LIBOR based pricing, also contain certain financial covenants requiring the borrowers to maintain minimum tangible net worth, leverage, profitability and liquidity. These facilities are non-recourse and are not guaranteed by the Company. At March 31, 2006 the outstanding balance under these facilities was $18.2 million.

Land Banking Arrangements

The Company enters into purchase agreements with various land sellers. In some instances, and as a method of acquiring land in staged takedowns, thereby minimizing the use of funds from the Company’s revolving credit facilities and other corporate financing sources and limiting the Company’s risk, the Company transfers its right in such purchase agreements to entities owned by third parties (land banking arrangements). These entities use equity contributions and/or incur debt to finance the acquisition and development of the lots. The entities grant the Company an option to acquire lots in staged takedowns. In consideration for this option, the Company makes a non-refundable deposit of 15% to 20% of the total purchase price. Additionally, the Company may be subject to other penalties if lots are not acquired. The Company is under no obligation to purchase the balance of the lots, but would forfeit remaining deposits and be subject to penalties if the lots were not purchased. The Company does not have legal title to these entities or their assets and has not guaranteed their liabilities. These land banking arrangements help the Company manage the financial and market risk associated with land holdings. The use of these land banking arrangements is dependent on, among other things, the availability of capital to the option provider, general housing market conditions and geographic preferences. As described in Note 2 of “Notes to Consolidated Financial Statements”, Interpretation No. 46, requires the consolidation of the assets, liabilities and operations of three of the Company’s land banking arrangements including, as of March 31, 2006, real estate inventories of $64.4 million. The Company participates in three land banking arrangements, which are not VIEs in accordance with Interpretation No. 46, and are not consolidated as of March 31, 2006 and December 31, 2005. The deposits related to the three land banking projects have been recorded in the accompanying consolidated balance sheet. Summary information with respect to the Company’s consolidated and unconsolidated land banking arrangements is as follows as of March 31, 2006 (dollars in thousands):

	Consolidated	Unconsolidated
Total number of land banking projects	3	3

Total number of lots	267	673

Total purchase price	$84,085	$116,821

Balance of lots still under option and not purchased:
Number of lots	217	97

Purchase price	$64,363	$25,458

Forfeited deposits and penalties if lots were not purchased	$7,076	$8,427

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

As of March 31, 2006, the Company’s investment in and advances to unconsolidated joint ventures was $1.5 million and the venture partners’ investment in such joint ventures was $1.2 million. As of March 31, 2006, these joint ventures had obtained financing from construction lenders which amounted to $31.5 million of outstanding indebtedness.

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

Cash Flows — Comparison of Three Months Ended March 31, 2006 to Three Months Ended March 31, 2005

Net cash used in operating activities decreased to $77.8 million in the 2006 period from $168.3 million in the 2005 period. The change was primarily as a result of (i) decreased expenditures in real estate inventories to $139.2 million in the 2006 period from $163.3 million in the 2005 period, (ii) an increase in net changes in accrued expenses to $77.1 million in the 2006 period from $67.5 million in the 2005 period, due to an increase in bonuses and income taxes paid in the 2006 period compared to the 2005 period and (iii) an increase in net income. The successful issuance of the 10 3/4% Senior Notes in 2003 and the 7 1/2% Senior Notes and 7 5/8% Senior Notes in 2004, offset by the repayment of the 12 1/2% Senior Notes, provided the Company with increased financial resources. The risks inherent in purchasing and developing land increase as consumer demand for housing decreases. Thus, the Company may have bought and developed land on which it cannot profitably build and sell homes. The market value of land, building lots and housing inventories can fluctuate significantly as a result of changing market conditions. In addition, inventory carrying costs can be significant and can result in losses in a poorly performing project or market. In the event of significant changes in economic or market conditions, the Company may have to sell homes at significantly lower margins or at a loss.

Net cash used in investing activities decreased to $0.7 million in the 2006 period from $1.6 million in the 2005 period. The change was primarily as a result of a decrease in net cash paid to investments in unconsolidated joint ventures to $0.1 million in the 2006 period from $1.2 million in the 2005 period.

Net cash provided by financing activities decreased to $51.1 million in the 2006 period from $107.5 million in the 2005 period, primarily as a result of minority interest distributions of $23.3 million in the 2006 period compared to $0.3 million in the 2005 period and a decrease in net borrowings on notes payable to $74.3 million in the 2006 period from $107.8 million in the 2005 period.

Off-Balance Sheet Arrangements

The Company enters into certain off-balance sheet arrangements including joint venture financing, option arrangements, land banking arrangements and variable interests in consolidated and unconsolidated entities. These arrangements are more fully described above and in Notes 2, 3 and 7 to Consolidated Financial Statements. In addition, the Company is party to certain contractual obligations, including land purchases and project commitments, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Description of Projects

The Company’s homebuilding projects usually take two to five years to develop. The following table presents project information relating to each of the Company’s homebuilding divisions.

Project (County) Product	Year of First Delivery	Estimated Number of Homes at Completion(1)	Units Closed as of March 31, 2006	Backlog at March 31, 2006(2)(3)	Lots Owned as of March 31, 2006	Homes Closed for the Three Months Ended March 31, 2006	Sales Price Range(5)

SOUTHERN CALIFORNIA COASTAL REGION
ORANGE COUNTY DIVISION
Wholly-Owned:
Mirador at Talega, San Clemente	2004	76	66	10	10	13	$1,115,000—1,270,000
Ambridge at Quail Hill, Irvine	2004	128	120	8	8	0	$500,000—570,000
Lombard Court, Irvine	2005	150	106	41	44	37	$445,000—633,000
Garland Park, Irvine	2005	166	102	42	64	2	$579,000—717,000
Seacove at the Waterfront, Huntington Beach	2004	106	106	0	0	8	$802,000—995,000
Floralisa, San Juan Capistrano	2005	80	18	29	62	8	$1,310,000—1,410,000
Estrella Rosa, San Juan Capistrano	2006	40	0	20	40	0	$1,675,000—1,725,000
Amarante II, Ladera Ranch	2006	18	0	18	18	0	$1,046,000—1,130,000
Bellataire II, Ladera Ranch	2006	23	0	23	23	0	$1,180,000—1,220,000
Tamarisk, Irvine	2005	113	89	24	24	25	$555,000—610,000
Columbus Grove, Irvine:
Lantana(6)	2006	102	0	26	102	0	$900,000—1,015,000
Kensington	2006	63	0	11	63	0	$740,000—850,000
Clarendon	2007	102	0	0	102	0	$289,000—714,000
Astoria(6)	2007	102	0	0	98	0	$1,015,000—1,185,000
Mirabella	2007	60	0	0	60	0	$723,000—858,000
Cambridge Lane	2007	156	0	0	156	0	$396,000—457,000
Ainsley Park	2007	84	0	0	84	0	$644,000—719,000
Ciara(6)	2007	67	0	0	67	0	$1,210,000—1,560,000
Verandas	2007	97	0	0	97	0	$729,000—847,000

Total Wholly-Owned		1,733	607	252	1,122	93

Joint Ventures:
Amarante, Ladera Ranch	2005	53	48	5	5	4	$965,000—1,060,000
Bellataire, Ladera Ranch	2005	52	43	9	9	0	$1,220,000—1,260,000

Total Joint Ventures		105	91	14	14	4

TOTAL ORANGE COUNTY		1,838	698	266	1,136	97

LOS ANGELES DIVISION
Wholly-Owned:
Meridian Hills, Moorpark:
Ashford	2006	113	0	0	113	0	$806,000—1,015,000
Marquis	2006	135	0	0	135	0	$895,000—1,129,000
Brighton (Affordable)	2007	17	0	0	17	0	$105,000—272,000

TOTAL LOS ANGELES		265	0	0	265	0

SAN DIEGO DIVISION
Wholly-Owned:
Promenade North, San Diego	2006	137	0	6	137	0	$444,000—510,000
Alcala at Del Sur, San Diego	2005	83	0	16	71	0	$770,000—792,000
Altair, Santee	2007	85	0	0	85	0	$444,000—505,000
Maybeck, San Diego	2006	120	0	0	93	0	$800,000—845,000
Sunset Cove, San Diego	2006	77	0	0	77	0	$528,000—558,000

Total Wholly-Owned:		502	0	22	463	0

Joint Ventures:
Ravenna, San Diego	2005	199	77	43	122	29	$471,000—510,000
Amante, San Diego	2005	127	77	9	50	12	$561,000—631,000
Treviso, San Diego	2005	186	52	17	134	17	$386,000—526,000
Belleza at San Miguel Village, Chula Vista	2005	195	125	14	70	3	$360,000—444,000

Total Joint Ventures:		707	331	83	376	61

TOTAL SAN DIEGO		1,209	331	105	839	61

Project (County) Product	Year of First Delivery	Estimated Number of Homes at Completion(1)	Units Closed as of March 31, 2006	Backlog at March 31, 2006(2)(3)	Lots Owned as of March 31, 2006	Homes Closed for the Three Months Ended March 31, 2006	Sales Price Range(5)
SOUTHERN CALIFORNIA COASTAL REGION COMBINED TOTAL
Wholly-Owned		2,500	607	274	1,850	93
Joint Ventures		812	422	97	390	65

		3,312	1,029	371	2,240	158

NORTHERN CALIFORNIA REGION
BAY AREA/CENTRAL VALLEY DIVISION
Wholly-Owned:
Contra Costa County
Seagate at Bayside, Hercules	2005	96	38	18	58	10	$594,000—727,000
Wavecrest at Bayside, Hercules	2005	76	52	17	24	14	$724,000—776,000
Rivergate Laurels, Antioch	2005	72	72	0	0	3	$548,000—658,000
Rivergate II, Antioch	2006	95	4	14	91	4	$548,000—658,000
San Joaquin County
Seasons, Stockton	2005	145	101	22	44	18	$553,000—613,000
Santa Clara County
Baton Rouge, San Jose	2005	91	59	15	32	14	$536,000—661,000
Stanislaus County
Falling Leaf, Modesto
Trails	2006	100	0	0	100	0	$400,000—460,000
Groves	2006	131	0	0	131	0	$390,000—425,000
Meadows	2006	83	0	0	83	0	$450,000—520,000

Total Wholly-Owned		889	326	86	563	63

Joint Ventures:
Contra Costa County
Alves Ranch, Pittsburgh	2006	533	0	0	533	0	$326,000—691,000

Total Joint Ventures:		533	0	0	533	0

TOTAL BAY AREA/CENTRAL VALLEY		1,422	326	86	1,096	63

SACRAMENTO DIVISION
Wholly-Owned:
San Joaquin County
Ironwood II, Lathrop	2003	88	85	0	3	0	$276,000—317,000
Ironwood III, Lathrop	2005	109	79	2	30	8	$467,000—529,000
Placer County
Twin Oaks at Whitney Ranch Rocklin	2006	92	0	6	92	0	$634,000—666,000
Sacramento County
Verona at Anatolia, Rancho Cordova	2005	79	14	11	65	5	$460,000—505,000
Fair Oaks(6)	2007	189	0	0	189	0	$399,000—417,000

Total Wholly-Owned:		557	178	19	379	13

Joint Ventures:
Placer County
Shady Lane at Whitney Ranch Rocklin	2006	96	0	9	96	0	$443,000—453,000
Sacramento County
Big Horn, Elk Grove
Plaza Walk	2005	106	21	17	85	0	$359,000—419,000
Gallery Walk	2005	149	28	31	121	0	$230,000—356,000

Total Joint Ventures		351	49	57	302	0

TOTAL SACRAMENTO		908	227	76	681	13

NORTHERN CALIFORNIA REGION COMBINED TOTAL
Wholly-Owned		1,446	504	105	942	76
Joint Ventures		884	49	57	835	0

		2,330	553	162	1,777	76

Project (County) Product	Year of First Delivery	Estimated Number of Homes at Completion(1)	Units Closed as of March 31, 2006	Backlog at March 31, 2006(2)(3)	Lots Owned as of March 31, 2006	Homes Closed for the Three Months Ended March 31, 2006	Sales Price Range(5)

INLAND EMPIRE REGION
Wholly-Owned:
Riverside County
Heartland, North Corona
Homestead	2005	109	70	29	39	26	$598,000—670,000
Almont	2006	91	14	58	77	14	$487,000—555,000
Vander Stelt, Corona	2007	122	0	0	122	0	$575,000—675,000
Kasbergen/Serafina, North Corona	2007	314	0	0	314	0	$306,000—406,000
Bridle Creek, Corona	2003	274	174	6	100	2	$648,000—740,000
Sequoia at Wolf Creek, Temecula	2005	125	35	15	90	21	$389,000—438,000
Savannah at Harveston Ranch, Temecula	2005	162	0	50	162	0	$328,000—380,000
San Bernardino County
The Peaks at Citrus Heights, Fontana	2005	150	80	32	70	8	$605,000—665,000
Adelina, Fontana(6)	2007	109	0	0	109	0	$340,000—400,000
Chapman Heights, Yucaipa:
Braeburn	2005	113	31	12	37	12	$562,000—602,000
Crofton	2005	140	23	47	85	3	$437,000—466,000
Westland	2005	79	37	13	42	8	$498,000—521,000
Vista Bella	2006	108	0	0	108	0	$300,000—325,000
Redcort	2006	90	0	0	90	0	$330,000—356,000

INLAND EMPIRE REGION COMBINED TOTAL		1,986	464	262	1,445	94

ARIZONA REGION
Wholly-Owned:
Maricopa County
Gateway Crossing, Gilbert
Oakcrest	2003	236	236	0	0	1	$252,000—320,000
Woodridge	2003	165	165	0	0	1	$292,000—355,000
Sonoran Foothills, Phoenix
Desert Crown	2004	124	107	7	17	22	$441,000—544,000
Desert Sierra	2004	212	142	62	70	21	$249,000—307,000
Copper Canyon Ranch, Surprise
Rancho Vistas	2004	212	202	10	10	9	$490,000—600,000
Sunset Point	2004	282	159	83	123	28	$282,000—379,000
El Sendero Hills	2004	188	119	52	69	17	$377,000—470,000
Talavera, Phoenix	2006	134	0	33	134	0	$255,000—326,000
Coldwater Ranch, Maricopa County	2007	368	0	0	368	0	$209,000—277,000
Collin’s Creek, Phoenix	2007	126	0	0	126	0	$237,000—245,000
Rancho Mercado—Inn Suites Phoenix	2009	1,906	0	0	233	0	$231,000—300,000
Lyon’s Gate, Gilbert:
Pride	2006	548	0	83	548	0	$232,000—256,000
Savanna	2006	174	0	40	174	0	$248,000—344,000
Sahara	2006	169	0	43	169	0	$318,000—407,000
Future Products	2007	680	0	0	680	0

Total Wholly-Owned:		5,524	1,130	413	2,721	99

Joint Ventures:
Maricopa County
Hastings Property, Queen Creek	2007	822	0	0	822	0	$250,000—300,000
Church Farm, Queen Creek	2009	1,700	0	0	916	0	$250,000—318,000

Total Joint Ventures:		2,522	0	0	1,738	0

ARIZONA REGION TOTAL		8,046	1,130	413	4,459	99

Project (County) Product	Year of First Delivery	Estimated Number of Homes at Completion(1)	Units Closed as of March 31, 2006	Backlog at March 31, 2006(2)(3)	Lots Owned as of March 31, 2006	Homes Closed for the Three Months Ended March 31, 2006	Sales Price Range(5)

NEVADA REGION
Wholly-Owned:
Clark County
Summerlin, Las Vegas
Granada	2004	144	118	9	26	13	$446,000—511,000
The Lyon Collection	2005	79	51	9	28	18	$624,000—659,000
Kingwood	2006	100	0	9	100	0	$430,000—516,000
North Las Vegas
The Classics	2003	227	220	1	7	0	$290,000—315,000
The Cottages	2004	360	224	27	136	15	$231,000—261,000
La Tierra	2006	67	0	15	67	0	$315,000—345,000
Goldfield	2006	134	0	0	125	0	$301,000—326,000
Carson Ranch, Las Vegas
West Series I	2005	71	66	1	5	24	$395,000—430,000
West Series II	2005	59	14	3	45	13	$456,000—511,000
East Series I	2007	104	0	9	104	0	$400,000—435,000
East Series II	2006	57	0	0	57	0	$395,000—430,000
West Park, Las Vegas
Villas	2006	191	0	1	191	0	$363,000—405,000
Courtyards	2006	113	0	1	113	0	$395,000—445,000
Tropical & Jones, Las Vegas	2006	49	0	0	49	0	$395,000—430,000
1/2 Acre Assemblage, Las Vegas	2007	138	0	0	138	0	$593,000—661,000
Mountain Falls, Pahrump:
Cascata	2005	147	78	35	69	24	$213,000—235,000
Tramonto	2005	212	94	19	118	28	$261,000—276,000
Bella Sera	2005	129	47	10	82	19	$322,000—362,000

NEVADA REGION TOTAL		2,381	912	149	1,460	154

GRAND TOTALS:
Wholly-Owned		13,837	3,617	1,203	8,418	516
Joint Ventures		4,218	471	154	2,963	65

		18,055	4,088	1,357	11,381	581

(1)	The estimated number of homes to be built at completion is subject to change, and there can be no assurance that the Company will build these homes.
(2)	Backlog consists of homes sold under sales contracts that have not yet closed, and there can be no assurance that closings of sold homes will occur.
(3)	Of the total homes subject to pending sales contracts as of March 31, 2006, 1,269 represent homes completed or under construction and 88 represent homes not yet under construction.
(4)	Lots owned as of March 31, 2006 include lots in backlog at March 31, 2006.
(5)	Sales price range reflects base price only and excludes any lot premium, buyer incentive and buyer selected options, which vary from project to project.
(6)	All or a portion of the lots in this project are not owned as of March 31, 2006. The Company consolidated the purchase price of the lots in accordance with Interpretation No. 46, and considers the lots owned at March 31, 2006.

Net Operating Loss Carryforwards

At December 31, 2005, the Company has unused recognized built-in losses in the amount of $23.3 million which are available to offset future income and expire between 2009 and 2011. The utilization of these losses is limited to $3.9 million of taxable income per year; however, any unused losses in any year may be carried forward for utilization in future years through 2011. The Company’s ability to utilize the foregoing tax benefits will depend upon the amount of its future taxable income and may be limited under certain circumstances.

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

Tender Offer

On March 17, 2006, General William Lyon, Chairman of the Board and Chief Executive Officer of the Company announced that he commenced an offer to purchase all outstanding shares of common stock of William Lyon Homes not already owned by him for $93.00 per share in cash. The expiration date for the tender offer at the time of the offer was Thursday, April 13, 2006, unless the offer were extended.

The offer is subject to the non-waivable condition that there shall have been validly tendered and not withdrawn before the offer expires at least a majority of the outstanding shares not owned by General Lyon, The William Harwell Lyon 1987 Trust, The William Harwell Lyon Separate Property Trust or the officers and directors of William Lyon Homes immediately before the commencement of the offer. The offer is also subject to the receipt by General Lyon of the proceeds under his financing commitment from Lehman Commercial Paper Inc. and Lehman Brothers Inc. The offer is also subject to other terms and conditions as set forth in the tender offer materials filed with the Securities and Exchange Commission and being distributed to William Lyon Homes stockholders, and was initially subject to the further condition that sufficient shares are tendered in the offer such that the tendered shares, together with the shares already directly or indirectly owned by General Lyon and the trusts, would represent at least 90% of the shares outstanding upon expiration of the offer.

On March 23, 2006, the Company announced that its board of directors had formed a special committee of independent directors to consider the offer by General Lyon with the assistance of outside financial and legal advisors which the special committee retained. On April 10, 2006, General Lyon announced that he would amend his tender offer for all the outstanding shares of William Lyon Homes by increasing the offer price to $100 per share. The special committee determined that it would recommend that stockholders tender their shares in connection with the amended offer. General Lyon also extended his offer until Friday, April 21, 2006. General Lyon has also reached an agreement in principle, subject to court approval, to settle certain class action lawsuits that have been filed in Delaware on behalf of William Lyon Homes’ stockholders. Another class action lawsuit filed in California remains pending.

On April 24, 2006, General Lyon announced that he was extending his tender offer for all outstanding shares of William Lyon Homes not owned by him through April 28, 2006, and that he would waive the 90% condition to the offer. On May 1, 2006, General Lyon announced that he was further extending the tender offer through May 12, 2006, and that he was further amending the tender offer by increasing the offer price to $109 per share. All other terms and conditions of the offer remain the same, as set forth in the tender offer materials disseminated by General Lyon.

The Company estimates that it will incur approximately $3,100,000 in financial advisory expenses related to the tender offer, of which $1,500,000 was incurred during the three months ended March 31, 2006, and is reflected as financial advisory expenses in the accompanying consolidated statement of income.

Board of Directors

On January 17, 2006, the Board of Directors of the Company appointed Lawrence M. Higby as an additional independent director to the Board of Directors. As a result of this appointment and the associated Board committee assignments of the previously appointed and elected directors, the Company has regained compliance with the listing requirements of the NYSE, including a majority of independent directors on the Board and the requisite composition of the Nominating and Corporate Governance Committee and the Audit Committee.

Critical Accounting Polices

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and costs and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those which impact its most critical accounting policies. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, the Company’s most critical accounting policies are real estate inventories and cost of sales; impairment of real estate inventories; sales and profit recognition; and variable interest entities. Since December 31, 2005, there have been no changes in the Company’s most critical accounting policies and no material changes in the assumptions and estimates used by management.

Recently Issued Accounting Standards

On June 29, 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-05”). The scope of EITF 04-05 is limited to limited partnerships or similar entities (such as limited liability companies that have governing provisions that are the functional equivalent of a limited partnership) that are not variable interest entities under Interpretation No. 46 and provides a new framework for addressing when a general partner in a limited partnership, or managing member in the case of a limited liability company, controls the entity. Under EITF 04-05, the Company may be required to consolidate certain investments in which the Company holds a general partner or managing member interest. EITF 04-05 was effective after June 29, 2005 for new entities formed after such date and for existing entities for which the agreements are subsequently modified and is effective for the Company’s fiscal year beginning January 1, 2006 for all other entities. The adoption of EITF 04-05 did not have any impact on the Company’s financial statements as of March 31, 2006, since the Company already recognizes its proportionate share of joint venture earnings and losses under the equity method of accounting.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) using the modified prospective transition method. In accordance with the modified prospective transition method, results for prior periods have not been restated. Prior to January 1, 2006, the Company accounted for all stock-based awards granted, modified or settled under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations.

The adoption of SFAS 123R did not have a material impact on the Company’s financial condition or results of operations for the three months ended March 31, 2006 as there were no stock-based awards for which the requisite service period had not been rendered that were accounted for under APB 25.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company’s Annual Report on Form 10-K for the year ended December 31, 2005, includes detailed disclosure about quantitative and qualitative disclosures about market risk. Quantitative and qualitative disclosures about market risk have not materially changed since December 31, 2005.

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

Captive Title Reinsurance Investigation

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

Litigation Arising from General Lyon’s Tender Offer

As described above in Part I, Item 2 under the caption “Tender Offer”, on March 17, 2006, the Company’s principal stockholder commenced a tender offer (the “Tender Offer”) to purchase all outstanding shares of the Company’s common stock not already owned by him. Initially, the price offered in the Tender was $93 per share, but it has since been increased to $109 per share.

Two purported class action lawsuits were filed in the Court of Chancery of the State of Delaware in and for New Castle County, purportedly on behalf of the public stockholders of the Company, challenging the Tender Offer and challenging related actions of the Company and the directors of the Company. Stephen L. Brown v. William Lyon Homes, et al., Civil Action No. 2015-N was filed on March 20, 2006, and Michael Crady, et al. v. General William Lyon, et al., Civil Action No. 2017-N was filed on March 21, 2006 (collectively, the “Delaware Complaints”). On March 21, 2006, plaintiff in the Brown action also filed a First Amended Complaint. The Delaware Complaints name the Company and the directors of the Company as defendants. These complaints allege, among other things, that the defendants have breached their fiduciary duties owed to the plaintiffs in connection with the Tender Offer and other related corporate activities. The plaintiffs sought to enjoin the Tender Offer and, among other things, to obtain attorneys’ fees and expenses related to the litigation.

On March 23, 2006, the Company announced that its Board had appointed a special committee of independent directors who are not members of the Company’s management or employed by the Company (the “Special Committee”) to consider the Tender Offer. The members of the Special Committee are Harold H. Greene, Lawrence M. Higby, and Dr. Arthur Laffer. The Company also announced that the Special Committee had retained Morgan Stanley & Co. as its financial advisor and Gibson, Dunn & Crutcher LLP as its legal counsel.

On March 24, 2006, the Delaware Chancery Court consolidated the Delaware Complaints into a single case entitled In re: William Lyon Homes Shareholder Litigation, Civil Action No. 2015-N (the “Consolidated Delaware Action”).

On April 10, 2006, the parties to the Consolidated Delaware Action executed a Memorandum of Understanding (“MOU”), detailing a proposed settlement subject to the Delaware Chancery Court’s approval. Pursuant to the MOU, General Lyon increased his offer of $93 per share to $100 per share, extended the closing date of the offer to April 21, 2006, and, on April 11, 2006, filed an amended Schedule TO. Plaintiffs in the Consolidated Delaware Action have determined that the settlement is “fair, reasonable, adequate, and in the best interests of plaintiffs and the putative Class.” The Special Committee also determined that the price of $100 per share was fair to the shareholders, and recommended that the Company’s shareholders accept the revised Tender Offer and tender their shares. Thereafter, General Lyon also decided to further extend the closing date of the Tender Offer from April 21, 2006 to April 28, 2006.

On April 23, 2006, Delaware Chancery Court conditionally certified a class in the Consolidated Delaware Action. The parties to the Consolidated Delaware Action are negotiating a Stipulation of Settlement, and expect that the Delaware Chancery Court will soon schedule a settlement hearing to evaluate the settlement.

A purported class action lawsuit challenging the Tender Offer was also filed in the Superior Court of the State of California, County of Orange. On March 17, 2006, a complaint captioned Alaska Electrical Pension Fund v. William Lyon Homes, Inc., et al., Case No. 06-CC-00047, was filed. On April 5, 2006, plaintiff in the Alaska Electrical action filed an Amended Complaint (the “California Action”). The complaint in the California Action names the Company and the directors of the Company as defendants and alleges, among other things, that the defendants have breached their fiduciary duties to the public stockholders. Plaintiff in the California Action also sought to enjoin the Tender Offer, and, among other things, to obtain attorneys’ fees and expenses related to the litigation.

On April 20, 2006, the California court denied the request of plaintiff in the California Action to enjoin the Tender Offer. Plaintiff has filed a motion to certify a class in the California Action, and the Company has filed a motion to stay the California Action. Both motions are currently scheduled for hearing on May 11, 2006.

Item 1A.    Risk Factors

The Company’s Annual Report on Form 10-K for the year ended December 31, 2005, includes detailed disclosure about risk factors which should be carefully considered when evaluating any investment in the Company. Risk factors have not materially changed since December 31, 2005 except as described in the following paragraph.

As described above in Part I. Item 2 under the caption “Tender Offer”, the Company’s principal stockholder has commenced a tender offer to purchase all outstanding shares of the Company’s stock not already owned by him. An investor in the Company’s stock should give careful consideration to the risks and uncertainties as to whether or not this tender offer will be successful. If the principal stockholder were to withdraw his tender offer or if the conditions of his offer are not met, the market price of the Company’s stock could decline significantly. In addition, in the event that the Tender Offer is successful and General Lyon is able to acquire sufficient shares to allow him to cause the contemplated follow-on merger pursuant to Section 253 of the General Corporation Law of the State of Delaware, as described in his Offer to Purchase, stockholders who did not tender their shares in the Tender Offer will nonetheless not hold equity in the surviving corporation, since their shares in the Company will have been converted in the merger into the right to receive cash in an amount per share equal to the tender offer price.

Items 2, 3, 4 and 5.

Not applicable.

Item 6.    Exhibits

Exhibit No.	Description

10.1

Revolving Line of Credit Agreement dated as of March 8, 2006 by and between William Lyon Homes, Inc., a California corporation, and Comerica Bank (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 3, 2006)

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

WILLIAM LYON HOMES Registrant

Date: May 5, 2006	By:	/s/ MICHAEL D. GRUBBS
MICHAEL D. GRUBBS Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: May 5, 2006	By:	/s/ W. DOUGLASS HARRIS
W. DOUGLASS HARRIS Vice President, Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002