Form 10-Q
period 2006-06-30
WILLIAM LYON HOMES
filed 2006-08-09
CIK 1095996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐                    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at August 1, 2006
Common stock, par value $.01	1,000

WILLIAM LYON HOMES

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements.

WILLIAM LYON HOMES

CONSOLIDATED BALANCE SHEETS

(in thousands except number of shares and par value per share)

ASSETS
	June 30, 2006	December 31, 2005
	(unaudited)
Cash and cash equivalents	$27,638	$52,369
Receivables	41,916	143,481
Real estate inventories — Notes 2 and 3	1,590,805	1,419,248
Investments in and advances to unconsolidated joint ventures — Note 3	1,519	397
Property and equipment, less accumulated depreciation of $11,164 and $9,936 at June 30, 2006 and December 31, 2005, respectively	18,639	18,553
Deferred loan costs	11,653	12,323
Goodwill — Note 1	5,896	5,896
Other assets	39,534	38,735

	$1,737,600	$1,691,002

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$75,913	$67,326
Accrued expenses	106,902	181,068
Notes payable	259,220	125,619
7 5/8% Senior Notes due December 15, 2012 — Note 4	150,000	150,000
10 3/4% Senior Notes due April 1, 2013 — Note 4	247,063	246,917
7 1/2% Senior Notes due February 15, 2014 — Note 4	150,000	150,000

	989,098	920,930

Minority interest in consolidated entities — Notes 2 and 3	145,279	227,178

Commitments and contingencies — Note 7

Stockholders’ equity — Note 6
Common stock, par value $.01 per share; 30,000,000 shares authorized; 8,702,067 and 8,652,067 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively; 1,275,000 shares issued and held in treasury at June 30, 2006 and December 31, 2005, respectively	87	86
Additional paid-in capital	39,137	35,404
Retained earnings	563,999	507,404

	603,223	542,894

	$1,737,600	$1,691,002

See accompanying notes.

WILLIAM LYON HOMES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands except per common share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Operating revenue
Home sales	$406,624	$362,123	$714,005	$606,779
Lots, land and other sales	1,630	45,366	1,630	47,392

	408,254	407,489	715,635	654,171

Operating costs
Cost of sales — homes	(313,655)	(266,952)	(543,098)	(441,934)
Cost of sales — lots, land and other	(2,338)	(22,024)	(2,768)	(23,837)
Sales and marketing	(16,779)	(13,282)	(29,903)	(24,397)
General and administrative	(17,832)	(23,963)	(36,421)	(41,404)
Other	(661)	(526)	(1,487)	(1,208)

	(351,265)	(326,747)	(613,677)	(532,780)

Equity in income (loss) of unconsolidated joint ventures — Note 3	(19)	252	3,619	(159)

Minority equity in income of consolidated entities — Note 2	(6,312)	(5,699)	(11,538)	(11,959)

Operating income	50,658	75,295	94,039	109,273
Financial advisory expenses — Note 6	(1,600)	(2,191)	(3,100)	(2,191)
Other income (expense), net	920	(212)	2,161	(317)

Income before provision for income taxes	49,978	72,892	93,100	106,765
Provision for income taxes — Note 1	(19,597)	(28,792)	(36,505)	(42,172)

Net income	$30,381	$44,100	$56,595	$64,593

Earnings per common share — Note 1
Basic	$3.50	$5.12	$6.53	$7.50

Diluted — Note 1		$5.07		$7.43

See accompanying notes.

WILLIAM LYON HOMES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Note 6)

Six Months Ended June 30, 2006

(in thousands)

(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total
	Shares	Amount
Balance — December 31, 2005	8,652	$86	$35,404	$507,404	$542,894
Income tax benefit from unused recognized built-in losses — Note 1	—	—	3,299	—	3,299
Issuance of common stock upon exercise of stock options	50	1	434	—	435
Net income	—	—	—	56,595	56,595

Balance — June 30, 2006	8,702	$87	$39,137	$563,999	$603,223

See accompanying notes.

WILLIAM LYON HOMES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended March 31,
	2006	2005
Operating activities
Net income	$56,595	$64,593
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,228	1,004
Equity in (income) loss of unconsolidated joint ventures	(3,619)	159
Distributions of income from unconsolidated joint ventures	2,599	—
Minority equity in income of consolidated entities	11,538	11,959
State income tax refund credited to additional paid-in capital	10	—
Federal income tax refund credited to additional paid in capital	1,820	—
Provision for income taxes	36,505	42,172
Net changes in operating assets and liabilities:
Receivables	101,565	4,874
Real estate inventories	(164,786)	(195,641)
Deferred loan costs	670	715
Other assets	(9,203)	(2,134)
Accounts payable	8,587	14,028
Accrued expenses	(109,201)	(77,474)

Net cash used in operating activities	(65,692)	(135,745)

Investing activities
Investments in and advances to unconsolidated joint ventures	(11)	(1,221)
Net (contributions) distributions of capital from unconsolidated joint ventures	(91)	3,500
Purchases of property and equipment	(1,314)	(1,570)

Net cash (used in) provided by investing activities	(1,416)	709

Financing activities
Proceeds from borrowing on notes payable	1,093,543	664,747
Principal payments on notes payable	(980,567)	(602,449)
Minority interest (distributions) contributions, net	(71,033)	27,323
Common stock issued for exercised stock options	434	—

Net cash provided by financing activities	42,377	89,621

Net decrease in cash and cash equivalents	(24,731)	(45,415)
Cash and cash equivalents — beginning of period	52,369	96,074

Cash and cash equivalents — end of period	$27,638	$50,659

Supplemental disclosures of cash flow information
Real estate inventories and minority interest from previously consolidated variable interest entity	$14,000	$—

Other assets and minority interest from previously consolidated variable interest entity	$8,804	$—

Issuance of notes payable for land acquisitions	$20,625	$11,686

Consolidation of real estate inventories and minority interests from variable interest entities	$—	$37,316

Income tax benefit credited to additional paid-in capital	$1,470	$—

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

The interim consolidated financial statements have been prepared in accordance with the Company’s customary accounting practices. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a presentation in accordance with U.S. generally accepted accounting principles have been included. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

The preparation of the Company’s financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities as of June 30, 2006 and December 31, 2005 and revenues and expenses for the periods presented. Accordingly, actual results could differ materially from those estimates in the near-term.

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

	June 30,
	2006	2005
Warranty liability, beginning of period	$20,219	$14,308
Warranty provision during period	6,855	4,533
Warranty payments during period	(16,294)	(8,836)
Warranty charges related to pre-existing warranties during period	3,574	2,874

Warranty liability, end of period	$14,354	$12,879

At December 31, 2005, the Company has unused recognized built-in losses in the amount of $23,297,000 which are available to offset future taxable income and expire between 2009 and 2011. The utilization of these losses is limited to offset $3,883,000 of taxable income per year; however, any unused losses in any year may be carried forward for utilization in future years through 2011. The income tax benefit from the built-in losses was $3,299,000 for the six months ended June 30, 2006, and was credited to additional paid-in capital. The Company’s ability to utilize the foregoing tax benefits will depend upon the amount of its future taxable income and may be further limited under certain circumstances.

Earnings per share amounts for all periods presented conform to Financial Accounting Standards Board Statement of Financial Accounting Standards No. 128, Earnings Per Share. Basic earnings per common share for the three months ended June 30, 2006 is based on 8,676,792 weighted average shares of common stock outstanding. Basic earnings per common share for the six months ended June 30, 2006 is based on 8,664,498 weighted average shares of common stock outstanding. During the three months ended June 30, 2006, an officer and director exercised options to purchase 50,000 shares of the Company’s common stock in accordance with the William Lyon Homes 2000 Stock Incentive Plan. At June 30, 2006, all options to purchase shares of common stock had been exercised eliminating the dilutive effect of unexercised stock options on earnings per share for the three and six months ended June 30, 2006. Basic and diluted earnings per common share for the three months ended June 30, 2005 are based on 8,616,236 and 8,693,425 weighted average shares of common stock outstanding, respectively. Basic and diluted earnings per common share for the six months ended June 30, 2005 are based on 8,616,236 and 8,693,172 weighted average shares of common stock outstanding, respectively.

On June 29, 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-05”). The scope of EITF 04-05 is limited to limited partnerships or similar entities (such as limited liability companies that have governing provisions that are the functional equivalent of a limited partnership) that are not variable interest entities under Interpretation No. 46 (see Note 2) and provides a new framework for addressing when a general partner in a limited partnership, or managing member in the case of a limited liability company, controls the entity. Under EITF 04-05, the Company may be required to consolidate certain investments in which the Company holds a general partner or managing member interest. EITF 04-05 was effective after June 29, 2005 for new entities

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

formed after such date and for existing entities for which the agreements are subsequently modified and is effective for the Company’s fiscal year beginning January 1, 2006 for all other entities. The adoption of EITF 04-05 did not have any impact on the Company’s financial statements as of June 30, 2006, since the Company already recognizes its proportionate share of joint venture earnings and losses under the equity method of accounting.

In July 2006, the Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This interpretation, among other things, creates a two step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006, in which the impact of adoption should be accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings. The Company is evaluating FIN 48 and has not yet determined the impact the adoption will have on the consolidated financial statements.

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

Supplemental consolidating financial information of the Company, specifically including information for the joint ventures and land banking arrangements consolidated under Interpretation No. 46, is presented below to

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

allow investors to determine the nature of assets held and the operations of the consolidated entities. Investments in consolidated entities in the financial statements of wholly-owned entities presented below use the equity method of accounting. Consolidated real estate inventories include land deposits under option agreements or land banking arrangements (excluding the consolidated land banking arrangements as previously described in this paragraph) of $58,074,000 and $77,956,000 at June 30, 2006 and December 31, 2005, respectively.

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

The Company enters into purchase agreements with various land sellers. In some instances, and as a method of acquiring land in staged takedowns, thereby minimizing the use of funds from the Company’s revolving credit facilities and other corporate financing sources and limiting the Company’s risk, the Company transfers its right in such purchase agreements to entities owned by third parties (“land banking arrangements”). These entities use equity contributions and/or incur debt to finance the acquisition and development of the lots. The entities grant the Company an option to acquire lots in staged takedowns. In consideration for this option, the Company makes a non-refundable deposit of 15% to 20% of the total purchase price. The Company is under no obligation to purchase the balance of the lots, but would forfeit remaining deposits and be subject to penalties if the lots were not purchased. The Company does not have legal title to these entities or their assets and has not guaranteed their liabilities. These land banking arrangements help the Company manage the financial and market risk associated with land holdings. As described above, Interpretation No. 46, requires the consolidation of the assets, liabilities, and operations of three of the Company’s land banking arrangements including, as of June 30, 2006, real estate inventories of $60,696,000. The Company participates in two land banking arrangements, which are not VIEs in accordance with Interpretation No. 46, and are not consolidated as of June 30, 2006 and December 31, 2005. The deposits related to these two land banking projects have been recorded in the accompanying consolidated balance sheet. The financial statements of these two entities are not consolidated with the Company’s consolidated financial statements.

Summary information with respect to the Company’s consolidated and unconsolidated land banking arrangements is as follows as of June 30, 2006 (dollars in thousands):

	Consolidated	Unconsolidated
Total number of land banking projects	3	2

Total number of lots	267	590

Total purchase price	$84,085	$89,221

Balance of lots still under option and not purchased:
Number of lots	201	38

Purchase price	$60,696	$12,746

Forfeited deposits and penalties if lots are not purchased	$6,673	$1,753

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET BY FORM OF OWNERSHIP

(in thousands)

	June 30, 2006
	Wholly- Owned	Variable Interest Entities Under Interpretation No. 46	Eliminating Entries	Consolidated Total

ASSETS

Cash and cash equivalents	$17,158	$10,480	$—	$27,638
Receivables	39,286	2,630	—	$41,916
Real estate inventories	1,318,907	271,898	—	$1,590,805
Investments in and advances to unconsolidated joint ventures	1,519	—	—	1,519
Investments in consolidated entities	79,375	—	(79,375)	—
Other assets	75,722	—	—	75,722
Intercompany receivables	—	2,938	(2,938)	—

	$1,531,967	$287,946	$(82,313)	$1,737,600

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued expenses	$163,970	$18,845	$—	$182,815
Notes payable	214,778	44,442	—	259,220
7 5/8% Senior Notes due December 15, 2012	150,000	—	—	150,000
10 3/4% Senior Notes due April 1, 2013	247,063	—	—	247,063
7 1/2% Senior Notes due February 15, 2014	150,000	—	—	150,000
Intercompany payables	2,933	5	(2,938)	—

Total liabilities	928,744	63,292	(2,938)	989,098
Minority interest in consolidated entities	—	—	145,279	145,279
Owners’ capital
William Lyon Homes	—	79,375	(79,375)	—
Others	—	145,279	(145,279)	—
Stockholders’ equity	603,223	—	—	603,223

	$1,531,967	$287,946	$82,313	$1,737,600

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONDENSED CONSOLIDATING STATEMENT OF INCOME BY FORM OF OWNERSHIP

(in thousands)

	Three Months Ended June 30, 2006
	Wholly- Owned	Variable Interest Entities Under Interpretation No. 46	Elimination Entries	Consolidated Total
Operating revenue
Sales	$345,485	$62,769	—	$408,254
Management fees	1,866	—	(1,866)	—

	347,351	62,769	(1,866)	408,254

Operating costs
Cost of sales	(269,930)	(47,929)	1,866	(315,993)
Sales and marketing	(14,284)	(2,495)	—	(16,779)
General and administrative	(17,828)	(4)	—	(17,832)
Other	(661)	—	—	(661)

	(302,703)	(50,428)	1,866	(351,265)

Equity in income of unconsolidated joint ventures	(19)	—	—	(19)

Equity in income of consolidated entities	6,117	—	(6,117)	—

Minority equity in income of consolidated entities	—	—	(6,312)	(6,312)

Operating income	50,746	12,341	(12,429)	50,658
Financial advisory expenses	(1,600)	—	—	(1,600)
Other income, net	832	88	—	920

Income before provision for income taxes	49,978	12,429	(12,429)	49,978
Provision for income taxes	(19,597)	—	—	(19,597)

Net income	$30,381	$12,429	$(12,429)	$30,381

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

CONDENSED CONSOLIDATING STATEMENT OF INCOME BY FORM OF OWNERSHIP

(in thousands)

	Three Months Ended June 30, 2005
	Wholly- Owned	Variable Interest Entities Under Interpretation No. 46	Elimination Entries	Consolidated Total
Operating revenue
Sales	$322,748	$84,741	$—	$407,489
Management fees	2,738	—	(2,738)	—

	325,486	84,741	(2,738)	407,489

Operating costs
Cost of sales	(225,408)	(66,306)	2,738	(288,976)
Sales and marketing	(10,453)	(2,829)	—	(13,282)
General and administrative	(23,963)	—	—	(23,963)
Other	(526)	—	—	(526)

	(260,350)	(69,135)	2,738	(326,747)

Equity in income of unconsolidated joint ventures	252	—	—	252

Equity in income of consolidated entities	9,987	—	(9,987)	—

Minority equity in income of consolidated entities	—	—	(5,699)	(5,699)

Operating income	75,375	15,606	(15,686)	75,295
Financial advisory expenses	(2,191)	—	—	(2,191)
Other (expense) income, net	(292)	80	—	(212)

Income before provision for income taxes	72,892	15,686	(15,686)	72,892
Provision for income taxes	(28,792)	—	—	(28,792)

Net income	$44,100	$15,686	$(15,686)	$44,100

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONDENSED CONSOLIDATING STATEMENT OF INCOME BY FORM OF OWNERSHIP

(in thousands)

	Six Months Ended June 30, 2006
	Wholly- Owned	Variable Interest Entities Under Interpretation No. 46	Eliminating Entries	Consolidated Total
Operating revenue
Sales	$621,055	$94,580	$—	$715,635
Management fees	2,938	—	(2,938)	—

	623,993	94,580	(2,938)	715,635

Operating costs
Cost of sales	(479,954)	(68,850)	2,938	(545,866)
Sales and marketing	(25,989)	(3,914)	—	(29,903)
General and administrative	(36,398)	(23)	—	(36,421)
Other	(1,487)	—	—	(1,487)

	(543,828)	(72,787)	2,938	(613,677)

Equity in income of unconsolidated joint ventures	3,619	—	—	3,619

Equity in income of consolidated entities	10,518	—	(10,518)	—

Minority equity in income of consolidated entities	—	—	(11,538)	11,538

Operating income	94,302	21,793	(22,056)	94,039
Financial advisory expenses	(3,100)	—	—	(3,100)
Other income (expense), net	1,898	263	—	2,161

Income before provision for income taxes	93,100	22,056	(22,056)	93,100
Provision for income taxes	(36,505)	—	—	(36,505)

Net income	$56,595	$22,056	$(22,056)	$56,595

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

CONDENSED CONSOLIDATING STATEMENT OF INCOME BY FORM OF OWNERSHIP

(in thousands)

	Six Months Ended June 30, 2005
	Wholly- Owned	Variable Interest Entities Under Interpretation No. 46	Eliminating Entries	Consolidated Total
Operating revenue
Sales	$512,208	$141,963	$—	$654,171
Management fees	4,651	—	(4,651)	—

	516,859	141,963	(4,651)	654,171

Operating costs
Cost of sales	(362,736)	(107,686)	4,651	(465,771)
Sales and marketing	(19,076)	(5,321)	—	(24,397)
General and administrative	(41,404)	—	—	(41,404)
Other	(1,208)	—	—	(1,208)

	(424,424)	(113,007)	4,651	(532,780)

Equity in loss of unconsolidated joint ventures	(159)	—	—	(159)

Equity in income of consolidated entities	17,220	—	(17,220)	—

Minority equity in income of consolidated entities	—	—	(11,959)	(11,959)

Operating income	109,496	28,956	(29,179)	109,273
Financial advisory expenses	(2,191)	—	—	(2,191)
Other (expense) income, net	(540)	223	—	(317)

Income before provision for income taxes	106,765	29,179	(29,179)	106,765
Provision for income taxes	(42,172)	—	—	(42,172)

Net income	$64,593	$29,179	$(29,179)	$64,593

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

Note 3 — Investments in and Advances to Unconsolidated Joint Ventures

The Company and certain of its subsidiaries are general partners or members in joint ventures involved in the development and sale of residential projects. The consolidated financial statements of the Company include the accounts of the Company, all majority-owned and controlled subsidiaries and certain joint ventures which have been determined to be variable interest entities in which the Company is considered the primary beneficiary (see Note 2). The financial statements of joint ventures which have not been determined to be variable interest entities in which the Company is considered the primary beneficiary are not consolidated with the Company’s financial statements. The Company’s investments in unconsolidated joint ventures are accounted for using the equity method because the Company has a 50% or less voting or economic interest (and thus such joint ventures are not controlled by the Company). Condensed combined financial information of these unconsolidated joint ventures as of June 30, 2006 and December 31, 2005 is summarized as follows:

CONDENSED COMBINED BALANCE SHEETS

(in thousands)

	June 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Cash and cash equivalents	$3,470	$2,580
Receivables	3,824	3,253
Real estate inventories	38,644	31,279
Investment in unconsolidated joint ventures	1,813	—
Property and equipment	1,003	956
Other assets	16	—

	$48,770	$38,068

LIABILITIES AND OWNERS’ CAPITAL
Accounts payable	$6,295	$5,127
Notes payable	39,661	32,377
Advances from William Lyon Homes	192	181

	46,148	37,685

Owners’ capital
William Lyon Homes	1,327	216
Others	1,295	167

	2,622	383

	$48,770	$38,068

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONDENSED COMBINED STATEMENTS OF INCOME

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Operating revenue
Land sales	$—	$—	$10,420	$—

Operating costs
Cost of sales — land	—	—	(7,801)	—
General and administrative	—	(11)	—	(14)
Other	(369)	(344)	(628)	(631)

	(369)	(355)	(8,429)	(645)

Equity in income of unconsolidated joint ventures	210	1,927	5,002	1,396

Operating income (loss)	(159)	1,572	6,993	751
Other income	120	—	244	—

Net income (loss)	$(39)	$1,572	$7,237	$751

Allocation to owners
William Lyon Homes	$(19)	$786	$3,619	$375
Others	(20)	786	3,618	376

	$(39)	$1,572	$7,237	$751

Income allocations and cash distributions to the Company are based on predetermined formulas between the Company and the joint venture partners as specified in the applicable partnership or operating agreements. The Company generally receives, after partners’ priority returns and return of partners’ capital, approximately 50% of the profits and cash flows from joint ventures.

The Company is a member in an unconsolidated joint venture limited liability company formed for the purpose of acquiring and developing land in Nevada. At June 30, 2006, the unconsolidated joint venture had outstanding land acquisition and development debt of $39,661,000, of which the Company guaranteed $19,830,500. If the unconsolidated joint venture liability company were to default on its obligation to repay the debt, the Company would be obligated to pay one-half of the outstanding balance, together with one-half of the accrued but unpaid interest thereon. The current maturity date of the debt is June 30, 2007, but such maturity date may be extended under certain circumstances to June 30, 2008. The debt bears interest at prime plus one-half of one percent (0.50%) and is secured by the real estate inventories of the unconsolidated joint venture limited liability company in the book amount of $38,644,000 at June 30, 2006.

During the year ended December 31, 2003, the Company’s wholly-owned subsidiary William Lyon Homes Inc., a California corporation, (“California Lyon”), and two unaffiliated parties formed a series of limited liability companies (“Development LLCs”) for the purpose of acquiring three parcels of land totaling 236 acres in Irvine and Tustin, California (formerly part of the Tustin Marine Corps Air Station) and developing the land into 1,910 residential homesites. The Development LLCs sold its first lots during the three months ended June 30, 2005 and the remaining lots were sold in July 2005. California Lyon was required under certain specific conditions to purchase approximately one half in value of the lots and during the three months ended June 30, 2005, California Lyon purchased 165 lots from the Development LLCs, of which 102 lots were purchased through a land banking arrangement (see Note 2 for additional information regarding the Company’s land banking arrangements). In July

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

2005, California Lyon purchased an additional 668 lots from the Development LLCs, of which 169 lots were purchased through two land banking arrangements. California Lyon had a 12 1/2% indirect, minority interest in the Development LLCs and during the three months ended June 30, 2005 earned income of $1.9 million from the sale of lots by the Development LLCs of which, $0.5 million of income was deferred from the purchase of the 102 lots by California Lyon and will be recognized when the lots are sold. The Development LLCs were borrowers under a secured line of credit. Advances under the line of credit were used to pay acquisition and development costs and expenses. The line of credit is secured by deeds of trust on the real property and improvements thereon owned by the applicable Development LLCs, as well as pledges of all net sale proceeds, related contracts and other ancillary property. The maximum commitment amount under the line of credit was limited by specified agreed loan-to-value ratios. The maximum commitment amount under the line of credit was $105,000,000 and matured in September 2005. California Lyon posted letters of credit equal to approximately $19,600,000 to secure its obligations as well as the Development LLCs’ obligations to the banks under the line of credit. Further, California Lyon and the other direct and indirect members of the Development LLCs, including certain affiliates of such other members, entered into reimbursement and indemnity agreements to allocate any liability arising from each line of credit, including related guarantees and letters of credit. As of June 30, 2005 the outstanding indebtedness under the line of credit was $105,000,000. In July 2005, the $105,000,000 outstanding balance under the line of credit as of June 30, 2005 was paid in full and the related letters of credit were returned by the beneficiary in conjunction with the sale of the remaining lots by the Development LLCs as described above.

Note 4 — Senior Notes

As of June 30, 2006, the Company had the following outstanding Senior Note obligations (collectively, the “Senior Notes”) (in thousands):

7 5/8% Senior Notes due December 15, 2012	$150,000
10 3/4% Senior Notes due April 1, 2013	247,063
7 1/2% Senior Notes due February 15, 2014	150,000

$547,063

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

*    *    *    *    *

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

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

At June 30, 2006, the Company had approximately $214,778,000 of secured indebtedness (excluding approximately $44,441,000 of secured indebtedness of consolidated entities — see Note 2) and approximately $275,750,000 of additional secured indebtedness available to be borrowed under the Company’s credit facilities, as limited by the Company’s borrowing base formulas.

Supplemental consolidating financial information of the Company, specifically including information for California Lyon, the issuer of the 10 3/4% Senior Notes, the 7 1/2% Senior Notes and the 7 5/8% Senior Notes, and Delaware Lyon and the guarantor subsidiaries (which are wholly-owned) is presented below. Investments in subsidiaries are presented using the equity method of accounting. Separate financial statements of California Lyon and the guarantor subsidiaries are not provided, as the consolidating financial information contained herein provides a more meaningful disclosure to allow investors to determine the nature of assets held and the operations of the combined groups.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONSOLIDATING BALANCE SHEET

June 30, 2006

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
ASSETS
Cash and cash equivalents	$—	$10,392	$6,121	$11,125	$—	$27,638
Receivables	—	15,491	23,793	2,632	—	41,916
Real estate inventories	—	1,401,452	2,100	187,253	—	1,590,805
Investments in and advances to unconsolidated joint ventures	—	1,519	—	—	—	1,519
Property and equipment, net	—	2,503	16,136	—	—	18,639
Deferred loan costs	—	11,653	—	—	—	11,653
Goodwill	—	5,896	—	—	—	5,896
Other assets	—	36,859	2,675	—	—	39,534
Investments in subsidiaries	603,223	79,798	8,502	—	(691,523)	—
Intercompany receivables	—	1,667	143,655	2,938	(148,260)	—

	$603,223	$1,567,230	$202,982	$203,948	$(839,783)	$1,737,600

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$—	$56,118	$950	$18,845	$—	$75,913
Accrued expenses	—	101,252	5,430	220	—	106,902
Notes payable	—	194,166	20,612	44,442	—	259,220
7 5/8% Senior Notes	—	150,000	—	—	—	150,000
10 3/4% Senior Notes	—	247,063	—	—	—	247,063
7 1/2% Senior Notes	—	150,000	—	—	—	150,000
Intercompany payables	—	146,584	1,667	9	(148,260)	—

Total liabilities	—	1,045,183	28,659	63,516	(148,260)	989,098
Minority interest in consolidated entities	—	—	—	—	145,279	145,279
Stockholders’ equity	603,223	522,047	174,323	140,432	(836,802)	603,223

	$603,223	$1,567,230	$202,982	$203,948	$(839,783)	$1,737,600

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONSOLIDATING STATEMENT OF INCOME

Three Months Ended June 30, 2006

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$294,472	$51,013	$62,769	$—	$408,254
Management fees	—	1,866	—	—	(1,866)	—

	—	296,338	51,013	62,769	(1,866)	408,254

Operating costs
Cost of sales	—	(237,236)	(32,694)	(47,929)	1,866	(315,993)
Sales and marketing	—	(12,073)	(2,211)	(2,495)	—	(16,779)
General and administrative	—	(17,770)	(58)	(4)	—	(17,832)
Other	—	—	(661)	—	—	(661)

	—	(267,079)	(35,624)	(50,428)	1,866	(351,265)

Equity in income (loss) of unconsolidated joint ventures	—	165	(184)	—	—	(19)

Income from subsidiaries	30,381	20,895	—	—	(51,276)	—

Minority equity in income of consolidated entities	—	—	—	—	(6,312)	(6,312)

Operating income	30,381	50,319	15,205	12,341	(57,588)	50,658
Financial advisory expenses	—	(1,600)	—	—	—	(1,600)
Other income, net	—	726	104	90	—	920

Income before provision for income taxes	30,381	49,445	15,309	12,431	(57,588)	49,978
Provision for income taxes	—	(19,597)	—	—	—	(19,597)

Net income	$30,381	$29,848	$15,309	$12,431	$(57,588)	$30,381

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

CONSOLIDATING STATEMENT OF INCOME

Six Months Ended June 30, 2006

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$528,669	$92,386	$94,580	$—	$715,635
Management fees	—	2,938	—	—	(2,938)	—

	—	531,607	92,386	94,580	(2,938)	715,635

Operating costs
Cost of sales	—	(420,823)	(59,131)	(68,850)	2,938	(545,866)
Sales and marketing	—	(22,123)	(3,866)	(3,914)	—	(29,903)
General and administrative	—	(36,298)	(100)	(23)	—	(36,421)
Other	—	—	(1,487)	—	—	(1,487)

	—	(479,244)	(64,584)	(72,787)	2,938	(613,677)

Equity in income (loss) of unconsolidated joint ventures	—	3,933	(314)	—	—	3,619

Income from subsidiaries	56,595	37,454	(40)	—	(94,009)	—

Minority equity in income of consolidated entities	—	—	—	—	(11,538)	(11,538)

Operating income	56,595	93,750	27,448	21,793	(105,547)	94,039
Financial advisory expenses	—	(3,100)	—	—	—	(3,100)
Other income, net	—	955	945	261	—	2,161

Income before provision for income taxes	56,595	91,605	28,393	22,054	(105,547)	93,100
Provision for income taxes	—	(36,505)	—	—	—	(36,505)

Net income	$56,595	$55,100	$28,393	$22,054	$(105,547)	$56,595

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2006

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating activities
Net income	$56,595	$55,100	$28,393	$22,054	$(105,547)	$56,595
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	417	811	—	—	1,228
Equity in (income) loss of unconsolidated joint ventures	—	(3,933)	314	—	—	(3,619)
Distributions of income from unconsolidated joint ventures	—	1,599	1,000	—	—	2,599
Minority equity in income of consolidated entities	—	—	—	—	11,538	11,538
Equity in earnings of subsidiaries	(56,595)	(37,454)	40	—	94,009	—
State income tax refund credited to additional paid-in capital	—	10	—	—	—	10
Federal income tax refund credited to additional paid in capital	—	1,820	—	—	—	1,820
Provision for income taxes	—	36,505	—	—	—	36,505
Net changes in operating assets and liabilities:
Receivables	—	60,014	28,774	12,777	—	101,565
Intercompany receivables/payables	—	—	(30,125)	3,654	26,471	—
Real estate inventories	—	(166,875)	(900)	2,989	—	(164,786)
Deferred loan costs	—	670	—	—	—	670
Other assets	—	(8,791)	(412)	—	—	(9,203)
Accounts payable	—	9,934	194	(1,541)	—	8,587
Accrued expenses	—	(103,667)	(820)	(4,714)	—	(109,201)

Net cash (used in) provided by operating activities	—	(154,651)	27,269	35,219	26,471	(65,692)

Investing activities
Net change in investment in and advances to unconsolidated joint ventures	—	322	(424)	—	—	(102)
Purchases of property and equipment	—	(792)	(522)	—	—	(1,314)
Investments in subsidiaries	—	45,910	1,790	—	(47,700)	—
Advances to affiliates	(434)	(33,623)	—	—	34,057	—

Net cash (used in) provided by investing activities	(434)	11,817	844	—	(13,643)	(1,416)

Financing activities
Proceeds from borrowings on notes payable	—	687,954	377,297	28,292	—	1,093,543
Principal payments on notes payable	—	(576,066)	(404,501)	—	—	(980,567)
Minority interest contributions, net	—	22,404	—	(93,437)	—	(71,033)
Common stock issued for exercised stock options	434	—	—	—	—	434
Advances from (to) affiliates	—	—	(1,475)	14,303	(12,828)	—

Net cash provided by (used in) financing activities	434	134,292	(28,679)	(50,842)	(12,828)	42,377

Net decrease in cash and cash equivalents	—	(8,542)	(566)	(15,623)	—	(24,731)
Cash and cash equivalents at beginning of period	—	18,934	6,687	26,748	—	52,369

Cash and cash equivalents at end of period	$—	$10,392	$6,121	$11,125	$—	$27,638

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2005

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating activities
Net income	$64,593	$64,870	$12,642	$29,120	$(106,632)	$64,593
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	226	778	—	—	1,004
Equity in (income) loss of unconsolidated joint ventures	—	(157)	316	—	—	159
Minority equity in income of consolidated entities	—	—	—	—	11,959	11,959
Equity in (earnings) loss of subsidiaries	(64,593)	(30,297)	217	—	94,673	—
Provision for income taxes	—	42,154	—	18	—	42,172
Net changes in operating assets and liabilities:
Receivables	—	8,391	(6,582)	3,065	—	4,874
Intercompany receivables/payables	—	—	25	6,542	(6,567)	—
Real estate inventories	—	(169,291)	(965)	(25,385)	—	(195,641)
Deferred loan costs	—	715	—	—	—	715
Other assets	—	(1,944)	(190)	—	—	(2,134)
Accounts payable	—	15,615	245	(1,832)	—	14,028
Accrued expenses	—	(73,692)	627	(4,409)	—	(77,474)

Net cash (used in) provided by operating activities	—	(143,410)	7,113	7,119	(6,567)	(135,745)

Investing activities
Net change in investment in unconsolidated joint ventures	—	2,595	(316)	—	—	2,279
Purchases of property and equipment	—	(830)	(740)	—	—	(1,570)
Investment in subsidiaries	—	45,584	2,579	—	(48,163)	—
Advances to affiliates	—	(7,080)	—	—	7,080	—

Net cash provided by investing activities	—	40,269	1,523	—	(41,083)	709

Financing activities
Proceeds from borrowings on notes payable	—	472,007	192,740	—	—	664,747
Principal payments on notes payable	—	(404,373)	(185,491)	(12,585)	—	(602,449)
Minority interest contributions, net	—	—	—	27,323	—	27,323
Advances to affiliates	—	—	(16,901)	(30,749)	47,650	—

Net cash provided by (used in) financing activities	—	67,634	(9,652)	(16,011)	47,650	89,621

Net decrease in cash and cash equivalents	—	(35,507)	(1,016)	(8,892)	—	(45,415)
Cash and cash equivalents at beginning of period	—	57,420	6,170	32,484	—	96,074

Cash and cash equivalents at end of period	$—	$21,913	$5,154	$23,592	$—	$50,659

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

Note 5 — Related Party Transactions

On October 26, 2000, the Company’s Board of Directors (with Messrs. William Lyon and William H. Lyon abstaining) approved the purchase of 579 lots for a total purchase price of $12,581,000 from an entity controlled by William Lyon and William H. Lyon. The terms of the purchase agreement provide for an initial option payment of $1,000,000 and a rolling option takedown of the lots. In addition, one-half of the net profits in excess of six percent from the development are to be paid to the seller. Phased takedowns of approximately 20 lots each were anticipated to occur at periodic intervals for each of several product types through September 2004. As of December 31, 2004, all lots were purchased under this agreement. In addition, one-half of the net profits, as defined, in excess of six percent from the development are to be paid to the seller, of which $5,711,000 has been paid through June 30, 2006. This land acquisition qualified as an affiliate transaction under the Company’s 12 1/2% Senior Notes due July 1, 2003 Indenture dated as of June 29, 1994, as amended (“Old Indenture”). Pursuant to the terms of the Old Indenture, the Company determined that the land acquisition is on terms that are no less favorable to the Company than those that would have been obtained in a comparable transaction by the Company with an unrelated person. The Company delivered to the Trustee under the Old Indenture a resolution of the Board of Directors of the Company set forth in an Officers’ Certificate certifying that the land acquisition is on terms that are no less favorable to the Company than those that would have been obtained in a comparable transaction by the Company with an unrelated person and the land acquisition was approved by a majority of the disinterested members of the Board of Directors of the Company. Further, the Company delivered to the Trustee under the Indenture a determination of value by a real estate appraisal firm which is of regional standing in the region in which the subject property is located and is MAI certified.

For the three months ended June 30, 2006 and 2005, the Company incurred reimbursable on-site labor costs of $28,000 and $39,000, respectively, for providing customer service to real estate projects developed by entities controlled by William Lyon and William H. Lyon, of which $32,000 was due to the Company at December 31, 2005. For the six months ended June 30, 2006 and 2005, the Company incurred reimbursable on-site labor costs of $57,000 and $71,000, respectively, for providing customer service to real estate projects developed by entities controlled by William Lyon and William H. Lyon.

For each of the three month periods ended June 30, 2006 and 2005, the Company incurred charges of $189,000 related to rent on its corporate office, from a trust of which William H. Lyon is the sole beneficiary.

Effective September 1, 2004, the Company entered into an aircraft consulting and management agreement with an affiliate (the “Affiliate”) of William Lyon to operate and manage the Company’s aircraft which was placed in service effective as of September 1, 2004. The terms of the agreement provide that the Affiliate shall consult and render its advice and management services to the Company with respect to all functions necessary to the operation, maintenance and administration of the aircraft. The Company’s business plan for the aircraft includes (i) use by Company executives for traveling on Company business to the Company’s regional offices and other destinations, (ii) charter service to outside third parties and (iii) charter service to William Lyon personally. Charter services for outside third parties and William Lyon personally are contracted for at market rates. As compensation to the Affiliate for its management and consulting services under the agreement, the Company pays the Affiliate a fee equal to (i) the amount equal to 107% of compensation paid by the affiliate for the pilots supplied pursuant to the agreement, (ii) $50 per operating hour for the aircraft and (iii) $9,000 per month for hangar rent. In addition, all maintenance work, inspections and repairs performed by the Affiliate on the aircraft are charged to the Company at the Affiliate’s published rates for maintenance, inspections and repairs in effect at the time such work is completed. The total compensation paid to the Affiliate under the agreement amounted to $293,000 and $313,000 for the three months ended June 30, 2006 and 2005, respectively, and $653,000 and $492,000, for the six months ended June 30, 2006 and 2005, respectively.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

Pursuant to the agreement above, the Company had earned revenue of $112,000 and $110,000 for charter services provided to William Lyon personally, for the three months ended June 30, 2006 and 2005, respectively, and $288,000 and $129,000 was due to the Company at June 30, 2006 and December 31, 2005, respectively, for charter services provided. For the six months ended June 30, 2006 and 2005, the Company had earned $191,000 and $181,000, respectively for charter services provided to General Lyon personally.

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

Note 6 — Tender Offer and Merger

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

The offer was subject to the non-waivable condition that there shall have been validly tendered and not withdrawn before the offer expires at least a majority of the outstanding shares not owned by General Lyon, The William Harwell Lyon 1987 Trust, The William Harwell Lyon Separate Property Trust or the officers and directors of William Lyon Homes immediately before the commencement of the offer. The offer was also subject to the receipt by General Lyon of the proceeds under his financing commitment from Lehman Commercial Paper Inc. and Lehman Brothers Inc. The offer was also subject to other terms and conditions as set forth in the tender offer materials filed with the Securities and Exchange Commission and distributed to William Lyon Homes’ stockholders, and was initially subject to the further condition that sufficient shares were tendered in the offer such that the tendered shares, together with the shares already directly or indirectly owned by General Lyon and the trusts, would represent at least 90% of the shares outstanding upon expiration of the offer.

On March 23, 2006, the Company announced that its board of directors had formed a special committee of independent directors to consider the offer by General Lyon with the assistance of outside financial and legal advisors which the special committee retained. On April 10, 2006, General Lyon announced that he would amend his tender offer for all the outstanding shares of William Lyon Homes by increasing the offer price to $100 per

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

share. The special committee determined that it would recommend that stockholders tender their shares in connection with the amended offer. General Lyon also extended his offer until Friday, April 21, 2006. General Lyon has also reached an agreement, subject to final court approval, to settle certain class action lawsuits that have been filed in Delaware on behalf of William Lyon Homes’ stockholders. Another class action lawsuit filed in California has been stayed by the California court.

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

On May 18, 2006, General Lyon announced the completion of his tender offer to purchase all of the outstanding shares of the common stock of the Company not already owned by him for $109.00 net per share in cash. Computershare Trust Company of New York, the depositary for the offer, had advised General Lyon that an aggregate of 1,711,125 shares were tendered in the offer, including 310,652 shares that remained subject to guaranteed delivery procedures. The shares tendered in the offer, together with the shares already owned by General Lyon, The William Harwell Lyon 1987 Trust and The William Harwell Lyon Separate Property Trust, represented over 90% of the outstanding shares of the Company, which would be sufficient to enable General Lyon to effect a short-form merger with the Company under Delaware law.

On July 26, 2006, General Lyon announced that on July 25, 2006, WLH Acquisition Corp., a corporation owned by General Lyon, The William Harwell Lyon 1987 Trust and The William Harwell Lyon Separate Property Trust, was merged with and into the Company, with the Company continuing as the surviving corporation of the merger. At the effective time of the merger, each outstanding share of the Company’s common stock (except for shares owned by WLH Acquisition Corp. and by stockholders who properly exercise their appraisal rights in accordance with Delaware law) was cancelled and converted into the right to receive $109.00 per share in cash, without interest, which is the same consideration that was paid for shares of the Company in the tender offer by General Lyon. Shareholders of the Company as of the effective time of the merger were sent additional information by mail on the process for receiving the merger consideration or exercising their appraisal rights.

Prior to the completion of the merger, General Lyon and the two trusts contributed all the shares of the Company owned by them, which constituted more than 90% of the outstanding shares, to WLH Acquisition Corp. WLH Acquisition Corp. was then merged with and into the Company pursuant to the short-form merger provisions of Delaware law. Prior to the merger, the Company had cancelled and retired 1,275,000 shares of its common stock which had been repurchased and were being held in the treasury. After the merger, the Company’s capital structure consists of common stock, par value $.01 per share, 3,000 shares authorized, and 1,000 shares outstanding. The Company will continue as a privately held company, wholly owned by General Lyon and the two trusts.

The Company has incurred approximately $3,100,000 in financial advisory expenses related to the tender offer which are reflected as financial advisory expenses in the accompanying consolidated statement of income.

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

Duxford Title Reinsurance Company, a wholly-owned subsidiary of the Company, provides title reinsurance to unrelated title insurers directly issuing title policies on homes sold by the Company in California, Nevada and Arizona. In February 2005, Duxford Title Reinsurance Company was notified by its title insurers that as a result of current investigations by several state insurance regulators into the large number of captive reinsurance arrangements existing in the title insurance industry, the title insurers were suspending and/or terminating their current captive reinsurance agreements with Duxford Title Reinsurance Company pending final determination from the appropriate regulatory bodies as to their permissibility or necessary modification to assure compliance with applicable law. In April 2005, in response to a subpoena issued by the California Insurance Commissioner, the Company testified in connection with the Commissioner’s investigation of captive reinsurance arrangements, including testimony that in many instances, the Company pays for the title insurance being issued. The Company has not had any further communication to date from the California Insurance Commissioner or any other state insurance regulator about this matter and does not believe that the resolution of this matter will have a material effect on the Company’s financial position, results of operations or cash flows. In November 2005, the Company was notified that the United States Department of Housing and Urban Development had instituted a formal Federal investigation of the Company in connection with its participation in captive title reinsurance arrangements. The Company has fully cooperated with the Department in its investigation and does not believe that the resolution of this matter will have a material effect on the Company’s financial position, results of operations or cash flows.

Litigation Arising from General Lyon’s Tender Offer

As described above in Note 6—Tender Offer and Merger, on March 17, 2006, the Company’s principal stockholder commenced a tender offer (the “Tender Offer”) to purchase all outstanding shares of the Company’s common stock not already owned by him. Initially, the price offered in the Tender was $93 per share, but it has since been increased to $109 per share.

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

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

On April 23, 2006, Delaware Chancery Court conditionally certified a class in the Consolidated Delaware Action. The parties to the Consolidated Delaware Action agreed to a Stipulation of Settlement, and the Delaware Chancery Court approved the settlement on August 9, 2006.

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

On April 20, 2006, the California court denied the request of plaintiff in the California Action to enjoin the Tender Offer. Plaintiff filed a motion to certify a class in the California Action which was later taken off calendar, and the Company filed a motion to stay the California Action. On July 5, 2006, the California Court granted the Company’s motion to stay the California Action.

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

As of June 30, 2006, the Company had $3.1 million of outstanding irrevocable standby letters of credit to guarantee the Company’s financial obligations under certain land banking arrangements, joint venture agreements and other contractual arrangements in the normal course of business. The beneficiary may draw upon these letters of credit in the event of a contractual default by the Company relating to each respective obligation. These letters of credit have a stated term of up to two years and have varying maturities through 2007, at which time the Company may be required to renew the letters of credit to coincide with the term of the respective arrangement.

The Company also had outstanding performance and surety bonds of $271.8 million at June 30, 2006 related principally to its obligations for site improvements at various projects. The Company does not believe that draws upon these bonds, if any, will have a material effect on the Company’s financial position, results of operations or cash flows.

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

Results of Operations

Overview and Recent Results

Selected financial and operating information for the Company including its wholly-owned projects and joint ventures as of and for the periods presented is as follows:

	Three Months Ended June 30,
	2006			2005
	Wholly-Owned	Joint Ventures	Consolidated Total	Wholly-Owned	Joint Ventures	Consolidated Total
Selected Financial Information (dollars in thousands)
Homes closed	625	143	768	498	121	619

Home sales revenue	$343,855	$62,769	$406,624	$277,382	$84,741	$362,123
Cost of sales	(267,592)	(46,063)	(313,655)	(203,384)	(63,568)	(266,952)

Gross margin	$76,263	$16,706	$92,969	$73,998	$21,173	$95,171

Gross margin percentage	22.2%	26.6%	22.9%	26.7%	25.0%	26.3%

Number of homes closed
California	411	143	554	214	121	335
Arizona	133	—	133	171	—	171
Nevada	81	—	81	113	—	113

Total	625	143	768	498	121	619

Average sales price
California	$639,700	$438,900	$587,900	$872,900	$700,300	$810,500
Arizona	383,600	—	383,600	291,800	—	291,800
Nevada	369,400	—	369,400	360,000	—	360,000

Total	$550,200	$438,900	$529,500	$557,000	$700,300	$585,000

Number of net new home orders
California	222	82	304	532	206	738
Arizona	166	—	166	177	—	177
Nevada	80	—	80	239	—	239

Total	468	82	550	948	206	1,154

Average number of sales locations during period
California	25	6	31	19	9	28
Arizona	6	—	6	6	—	6
Nevada	12	—	12	8	—	8

Total	43	6	49	33	9	42

	As of June 30,
	2006			2005
	Wholly-Owned	Joint Ventures	Consolidated Total	Wholly-Owned	Joint Ventures	Consolidated Total
Backlog of homes sold but not closed at end of period
California	475	70	545	934	440	1,374
Arizona	446	—	446	521	—	521
Nevada	148	—	148	220	—	220

Total	1,069	70	1,139	1,675	440	2,115

Dollar amount of homes sold but not closed at end of period (dollars in thousands)
California	$346,766	$30,040	$376,806	$600,957	$274,920	$875,877
Arizona	134,627	—	134,627	172,240	—	172,240
Nevada	55,156	—	55,156	77,462	—	77,462

Total	$536,549	$30,040	$566,589	$850,659	$274,920	$1,125,579

Lots controlled at end of period
Owned lots
California	4,465	972	5,437	3,938	1,762	5,700
Arizona	4,333	1,738	6,071	3,812	269	4,081
Nevada	1,380	—	1,380	959	—	959

Total	10,178	2,710	12,888	8,709	2,031	10,740

Optioned lots(1)
California			3,786			3,525
Arizona			4,270			5,132
Nevada			2,122			1,489

Total			10,178			10,146

Total lots controlled
California			9,223			9,225
Arizona			10,341			9,213
Nevada			3,502			2,448

Total			23,066			20,886

(1)	Optioned lots may be purchased by the Company as wholly-owned projects or may be purchased by newly formed joint ventures.

	Six Months Ended June 30,
	2006			2005
	Wholly-owned	Joint Ventures	Combined Total	Wholly-owned	Joint Ventures	Combined Total
Selected Financial Information (dollars in thousands)
Homes closed	1,145	204	1,349	862	216	1,078

Home sales revenue	$619,425	$94,580	$714,005	$464,816	$141,963	$606,779
Cost of sales	(477,186)	(65,912)	(543,098)	(338,899)	(103,035)	(441,934)

Gross margin	$142,239	$28,668	$170,907	$125,917	$38,928	$164,845

Gross margin percentage	23.0%	30.3%	23.9%	27.1%	27.4%	27.2%

Number of homes closed
California	678	204	882	331	216	547
Arizona	232	—	232	297	—	297
Nevada	235	—	235	234	—	234

Total	1,145	204	1,349	862	216	1,078

Average sales price
California	$642,800	$463,600	$601,300	$870,800	$657,200	$786,500
Arizona	398,200	—	398,200	289,900	—	289,900
Nevada	388,200	—	388,200	386,600	—	386,600

Total	$541,000	$463,600	$529,300	$539,200	$657,200	$562,900

Number of net new home orders
California	530	166	696	908	411	1,319
Arizona	282	—	282	336	—	336
Nevada	219	—	219	372	—	372

Total	1,031	166	1,197	1,616	411	2,027

Average number of sales locations during period
California	25	6	31	17	9	26
Arizona	6	—	6	6	—	6
Nevada	11	—	11	8	—	8

Total	42	6	48	31	9	40

During the last half of the fourth quarter of 2005, the Company began to experience some slowing in new orders in many of its markets, increases in cancellation rates and increasing pricing pressures from several of its competitors who initiated aggressive incentive and discounting programs. This softening in the Company’s markets is continuing into 2006.

On a consolidated basis, the number of net new home orders for the three months ended June 30, 2006 decreased 52.3% to 550 homes from 1,154 homes for the three months ended June 30, 2005. The number of homes closed on a consolidated basis for the three months ended June 30, 2006, increased 24.1% to 768 homes from 619 homes for the three months ended June 30, 2005. On a consolidated basis, the number of net new home orders for the six months ended June 30, 2006 decreased 40.9% to 1,197 homes from 2,027 homes for the six months ended June 30, 2005. The number of homes closed on a consolidated basis for the six months ended June 30, 2006 increased 25.1% to 1,349 homes from 1,078 homes for the six months ended June 30, 2005. On a consolidated basis, the backlog of homes sold but not closed as of June 30, 2006 was 1,139, down 46.1% from 2,115 homes a year earlier, and down 16.1% from 1,357 homes at March 31, 2006.

Homes in backlog are generally closed within three to six months. The dollar amount of backlog of homes sold but not closed on a consolidated basis as of June 30, 2006 was $566.6 million, down 49.7% from $1.126 billion as of June 30, 2005 and down 21.4% from $721.2 million as of March 31, 2006. The cancellation rate of buyers who contracted to buy a home but did not close escrow at the Company’s projects was approximately 32% during the three months ended June 30, 2006 compared to 13% during the three months ended June 30, 2005. The inventory of completed and unsold homes was 72 homes as of June 30, 2006.

The average number of sales locations during the quarter ended June 30, 2006 was 49, up 17% from 42 in the comparable period a year ago, as a result of the Company’s focus begun in 2005 to increase the number of sales locations in each of its markets. The Company’s number of new home orders per average sales location decreased to 11.2 for the quarter ended June 30, 2006 as compared to 27.5 for the quarter ended June 30, 2005.

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

Comparison of Three Months Ended June 30, 2006 to June 30, 2005

Consolidated operating revenue for the three months ended June 30, 2006 was $408.3 million, a slight increase from consolidated operating revenue of $407.5 million for the three months ended June 30, 2005. Revenue from sales of wholly-owned homes increased $66.5 million, or 24.0%, to $343.9 million in the 2006 period from $277.4 million in the 2005 period. This increase was comprised of (i) an increase of $70.7 million due to an increase in the number of wholly-owned homes closed to 625 in 2006 from 498 in 2005 and (ii) a decrease of $4.2 million due to a decrease in the average sales price of wholly-owned homes closed to $550,200 in the 2006 period from $557,000 in the 2005 period. Consolidated operating revenue includes revenue from sales of joint ventures due to the adoption of Interpretation No. 46. Revenue from sales of joint venture homes decreased $21.9 million, or 25.9%, to $62.8 million in the 2006 period from $84.7 million in the 2005 period. This decrease was comprised of (i) a decrease of $37.4 million due to a decrease in the average sales price of joint venture homes closed to $438,900 in the 2006 period from $700,300 in the 2005 period and (ii) an increase of $15.5 million due to an increase in the number of joint venture homes closed to 143 in 2006 from 121 in 2005. Revenue from sales of lots, land and other was $1.6 million in the 2006 period compared with $45.4 million in the 2006 period, due to the timing of bulk sales of land in certain of the Company’s markets. The decrease in the average sales price of units closed in wholly-owned projects and in joint venture projects was due to a change in product mix.

Total operating income decreased to $50.7 million in the 2006 period from $75.3 million in the 2005 period. The excess of revenue from sales of homes over the related cost of sales (gross margin) increased by $8.2 million to $93.0 million in the 2006 period from $95.2 million in the 2005 period primarily due to an increase in the number of homes closed to 768 in the 2006 period from 619 in the 2005 period, offset by a decrease in gross margin percentages to 22.9% in the 2006 period from 26.3% in the 2005 period. The decrease in period-over-period gross margin percentage primarily reflects the close out of projects with higher average gross margin percentages in 2005 and a shift in product mix. The excess of revenue from sales of lots, land and other over the related cost of sales (gross margin) decreased to $(0.7) million in the 2006 period from $23.3 million in the 2005 period primarily due to the bulk sale of land in certain of the Company’s markets in the 2005 period with only minor transactions in the 2006 period. In addition, costs were incurred related to the abandonment and write-off of project pre-acquisition costs and land option deposits for certain of the Company’s potential projects in the 2006 period.

Sales and marketing expense increased by $3.5 million to $16.8 million in the 2006 period from $13.3 million in the 2005 period primarily due to an increase of $2.9 million in advertising costs to $6.3 million in the 2006 period from $3.4 million in the 2005 period and an increase of $0.4 million in direct selling expenses to $8.4 million in the 2006 period from $8.0 million in the 2005 period. The increase in advertising costs is attributable to the softening in the Company’s markets which began in 2005 and is continuing into 2006 which has caused the Company to aggressively increase its marketing efforts in order to compete in a market where the demand for homes has decreased significantly. The increase in direct selling expenses is caused by the increase in the number of homes closed to 768 in the 2006 period from 619 in the 2005 period. General and administrative expenses decreased by $6.1 million to $17.9 million in the 2006 period from $24.0 million in the 2005 period, primarily as a result of a decrease of $6.5 million in bonus expense to $9.5 million in the 2006 period from $16.0 million in the 2005 period due to decreased levels of pre-tax, pre-bonus income, offset by an increase of

$0.9 million in salaries and related benefits as a result of increased personnel levels. Selling, general and administrative expense as a percentage of home sales revenue was 8.5% in the 2006 period compared to 10.3% in the 2005 period. Other operating costs consist of operating losses realized by golf course operations at certain of the Company’s projects which increased to $0.7 million in the 2006 period compared to $0.5 million in the 2005 period. Equity in income (loss) from unconsolidated joint ventures decreased to a loss of $0.02 million in the 2006 period from income of $0.3 million in the 2005 period. Minority equity in income of consolidated entities increased to $6.3 million in the 2006 period from $5.7 million in the 2005 period, primarily due to a decrease in the number of joint venture homes closed to 143 in the 2006 period from 121 in 2005.

The Company incurred financial advisory expenses of $1.6 million in the 2006 period compared with $2.2 million in the 2005 period due to the tender offer described in “Item 2—Tender Offer and Merger”.

Total interest incurred increased to $20.6 million in the 2006 period from $17.3 million in the 2005 period, primarily as a result of an increase in the average principal balance of debt outstanding and an increase in interest rates. All interest incurred was capitalized in the 2006 and 2005 periods.

As a result of the factors outlined above, net income decreased to $30.4 million in the 2006 period from $44.1 million in the 2005 period.

Comparison of Six Months Ended June 30, 2006 to June 30, 2005

Consolidated operating revenue for the six months ended June 30, 2006 was $715.6 million, an increase of $61.4 million, or 9.4%, from consolidated operating revenue of $654.2 million for the six months ended June 30, 2005. Revenue from sales of wholly-owned homes increased $154.6 million, or 33.3%, to $619.4 million in the 2006 period from $464.8 million in the 2005 period. This increase was comprised of (i) an increase of $152.6 million due to an increase in the number of wholly-owned homes closed to 1,145 in 2006 from 862 in 2005 and (ii) an increase of $2.0 million due to an increase in the average sales price of wholly-owned homes closed to $541,000 in the 2006 period from $539,200 in the 2005 period. Consolidated operating revenue includes revenue from sales of joint ventures due to the adoption of Interpretation No. 46. Revenue from sales of joint venture homes decreased $47.4 million, or 33.4%, to $94.6 million in the 2006 period from $142.0 million in the 2005 period. This decrease was comprised of (i) a decrease of $39.5 million due to a decrease in the average sales price of joint venture homes closed to $463,600 in the 2006 period from $657,200 in the 2005 period and (ii) a decrease of $7.9 million due to a decrease in the number of joint venture homes closed to 204 in 2006 from 216 in 2005. Revenue from sales of lots, land and other was $1.6 million in the 2006 period compared with $47.4 million in the 2006 period, due to the timing of bulk sales of land in certain of the Company’s markets. The decrease in the average sales price of units closed in wholly-owned projects and in joint venture projects was due to a change in product mix.

Total operating income decreased to $94.0 million in the 2006 period from $109.3 million in the 2005 period. The excess of revenue from sales of homes over the related cost of sales (gross margin) increased by $6.1 million to $170.9 million in the 2006 period from $164.8 million in the 2005 period primarily due to an increase in the number of homes closed to 1,349 in the 2006 period from 1,078 in the 2005 period, offset by a decrease in gross margin percentages to 23.9% in the 2006 period from 27.2% in the 2005 period. The decrease in period-over-period gross margin percentage primarily reflects the close out of projects with higher average gross margin percentages in 2005 and a shift in product mix. The excess of revenue from sales of lots, land and other over the related cost of sales (gross margin) decreased to $(1.1) million in the 2006 period from $23.6 million in the 2005 period primarily due to the bulk sale of land in certain of the Company’s markets in the 2005 period with only minor transactions in the 2006 period. In addition, costs were incurred related to the abandonment and write-off of project pre-acquisition costs and land option deposits for certain of the Company’s potential projects in the 2006 period.

Sales and marketing expense increased by $5.5 million to $29.9 million in the 2006 period from $24.4 million in the 2005 period primarily due to an increase of $4.0 million in advertising costs to $10.7 million in the 2006 period from $6.7 million in the 2005 period and an increase of $1.2 million in direct selling expenses to

$15.1 million in the 2006 period from $13.9 million in the 2005 period. The increase in advertising costs is attributable to the softening in the Company’s markets which began in 2005 and is continuing into 2006 which has caused the Company to aggressively increase its marketing efforts in order to compete in a market where the demand for homes has decreased significantly. The increase in direct selling expenses is caused by the increase in the number of homes closed to 1,349 in the 2006 period from 1,078 in the 2005 period. General and administrative expenses decreased by $5.0 million to $36.4 million in the 2006 period from $41.4 million in the 2005 period, primarily as a result of a decrease of $5.7 million in bonus expense to $17.7 million in the 2006 period from $23.4 million in the 2005 period due to decreased levels of pre-tax, pre-bonus income, offset by an increase of $1.8 million in salaries and related benefits as a result of increased personnel levels. Selling, general and administrative expense as a percentage of home sales revenue was 9.3% in the 2006 period compared to 10.8% in the 2005 period. Other operating costs consist of operating losses realized by golf course operations at certain of the Company’s projects which increased to $1.5 million in the 2006 period compared to $1.2 million in the 2005 period. Equity in income (loss) from unconsolidated joint ventures increased to income of $3.6 million in the 2006 period from a loss of $0.2 million in the 2005 period. Minority equity in income of consolidated entities increased to $11.5 million in the 2006 period from $12.0 million in the 2005 period, primarily due to a decrease in the number of joint venture homes closed to 204 in the 2006 period from 216 in 2005.

The Company incurred financial advisory expenses of $3.1 million in the 2006 period compared with $2.2 million in the 2005 period due to the tender offer described in “Item 2—Tender Offer and Merger”.

Total interest incurred increased to $39.2 million in the 2006 period from $32.5 million in the 2005 period, primarily as a result of an increase in the average principal balance of debt outstanding and an increase in interest rates. All interest incurred was capitalized in the 2006 and 2005 periods.

As a result of the factors outlined above, net income decreased to $56.6 million in the 2006 period from $64.6 million in the 2005 period.

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

At June 30, 2006, the Company had approximately $214.8 million of secured indebtedness, (excluding approximately $44.4 million of secured indebtedness of consolidated entities) and approximately $275.8 million of additional secured indebtedness available to be borrowed under the Company’s credit facilities, as limited by the Company’s borrowing base formulas.

Revolving Credit Facilities

As of June 30, 2006, the Company has six revolving credit facilities which have an aggregate maximum loan commitment of $510.0 million, (including one facility of $150.0 million, one of $100.0 million, one of $90.0 million, one of $70.0 million and two of $50.0 million each), and mature at various dates through 2008. In addition, in July 2006 the Company entered into an additional revolving credit facility agreement with another lender in the amount of $50.0 million. After giving effect to this new facility, the Company’s aggregate maximum loan commitment under the seven revolving credit facilities will be $560.0 million. The revolving credit facilities have similar characteristics. The Company may borrow amounts, subject to applicable borrowing base and concentration limitations, as defined. During the last year of the term of each facility, the commitment amount will decrease ratably until the commitment under each facility is reduced to zero by the final maturity date, as defined in each respective agreement.

Availability under each credit facility is subject not only to the maximum amount committed under the respective facility, but also to both various borrowing base and concentration limitations. The borrowing base limits lender advances to certain agreed percentages of asset value. The allowed percentage generally increases as the asset progresses from land under development to residence subject to contract of sale. Advances for each type of collateral become due in whole or in part, subject to possible re-borrowing, and/or the collateral becomes excluded from the borrowing base, after a specified period or earlier upon sale. Concentration limitations further restrict availability under the credit facilities. The effect of these borrowing base and concentration limitations essentially is to mandate minimum levels of the Company’s investment in a project, with higher percentages of investment required at earlier phases of a project, and with greater absolute dollar amounts of investment required as a project progresses. Each revolving credit facility is secured by deeds of trust on the real property and improvements thereon owned by the Company in the subdivision project(s) approved by the respective lender, as well as pledges of all net sale proceeds, related contracts and other ancillary property. Also, each credit facility includes financial covenants, which may limit the amount that may be borrowed thereunder. Outstanding advances bear interest at various rates, which approximate the prime rate. As of June 30, 2006, $162.9 million was outstanding under these credit facilities, with a weighted-average interest rate of 7.635%, and the undrawn availability was $275.8 million as limited by the borrowing base formulas. Interest on the revolving credit facilities is calculated on the average, outstanding daily balance and is paid following the end of each month. During the three and six months ended June 30, 2006, the Company borrowed $341.0 million and $688.0 million and repaid $307.1 million and $575.0 million, respectively under these facilities. The maximum amount outstanding was $201.1 million and the weighted average borrowings were $120.0 million during the six months ended June 30, 2006. Interest incurred on the revolving credit facilities for the three and six months ended June 30, 2006 was $3.9 million and $5.4 million, respectively. The Company routinely makes borrowings under its revolving credit facilities in the ordinary course of business within the maximum aggregate loan commitment amounts to fund its operations, including its land acquisition and home building activities, and repays such borrowings, as required by the credit facilities, with the net sales proceeds of sales of the real property, including homes, which secure the applicable credit facility.

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

As of and for the period ending June 30, 2006, the Company is in compliance with these covenants.

Construction Notes Payable

At June 30, 2006, the Company had construction notes payable on certain consolidated entities amounting to $44.4 million. The construction notes have various maturity dates and bear interest at rates ranging from 3% to prime plus 2.0% at June 30, 2006. Interest is calculated on the average daily balance and is paid following the end of each month.

Seller Financing

At June 30, 2006, the Company had $31.3 million of notes payable outstanding related to land acquisitions for which seller financing was provided. The seller financing notes are due at various dates through March 2008 and bear interest at rates ranging from 9.0% to 12.0% at June 30, 2006. Interest is calculated on the average principal balance outstanding and is accrued and paid when the financing is repaid.

Revolving Mortgage Warehouse Credit Facilities

The Company, through its mortgage subsidiary and one of its unconsolidated joint ventures, has entered into two revolving mortgage warehouse credit facilities with banks to fund its mortgage origination operations. The original credit facility, which matures in May 2007, provides for revolving loans of up to $30.0 million outstanding, $20.0 million of which is committed (lender obligated to lend if stated conditions are satisfied) and $10.0 million is not committed (lender advances are optional even if stated conditions are otherwise satisfied). However, as in the past the Company expects the maturity to be extended by the lender at each maturity date for an additional year. The Company’s mortgage subsidiary and one of its unconsolidated joint ventures entered into an additional $50.0 million credit facility which matures in November 2006. However, as in the past the Company expects the maturity to be extended by the lender at each maturity date for an additional year. Mortgage loans are generally held for a short period of time and are typically sold to investors within 7 to 15 days following funding. The facilities are secured by substantially all of the assets of each of the borrowers, including the mortgage loans held for sale, all rights of each of the borrowers with respect to contractual obligations of third party investors to purchase such mortgage loans, and all proceeds of sale of such mortgage loans. The facilities, which have LIBOR based pricing, also contain certain financial covenants requiring the borrowers to maintain minimum tangible net worth, leverage, profitability and liquidity. These facilities are non-recourse and are not guaranteed by the Company. At June 30, 2006 the outstanding balance under these facilities was $20.6 million.

Land Banking Arrangements

The Company enters into purchase agreements with various land sellers. In some instances, and as a method of acquiring land in staged takedowns, thereby minimizing the use of funds from the Company’s revolving credit facilities and other corporate financing sources and limiting the Company’s risk, the Company transfers its right in such purchase agreements to entities owned by third parties (land banking arrangements). These entities use equity contributions and/or incur debt to finance the acquisition and development of the lots. The entities grant the Company an option to acquire lots in staged takedowns. In consideration for this option, the Company makes a non-refundable deposit of 15% to 20% of the total purchase price. Additionally, the Company may be subject to other penalties if lots are not acquired. The Company is under no obligation to purchase the balance of the lots, but would forfeit remaining deposits and be subject to penalties if the lots were not purchased. The Company does not have legal title to these entities or their assets and has not guaranteed their liabilities. These land banking arrangements help the Company manage the financial and market risk associated with land holdings. The use of these land banking arrangements is dependent on, among other things, the availability of capital to the option provider, general housing market conditions and geographic preferences. As described in Note 2 of “Notes to Consolidated Financial Statements”, Interpretation No. 46, requires the consolidation of the assets, liabilities and operations of three of the Company’s land banking arrangements including, as of March 31, 2006, real estate inventories of $60.1 million. The Company participates in two land banking arrangements, which are not VIEs in accordance with Interpretation No. 46, and are not consolidated as of June 30, 2006 and December 31, 2005. The deposits related to these two land banking projects have been recorded in the accompanying consolidated balance sheet. Summary information with respect to the Company’s consolidated and unconsolidated land banking arrangements is as follows as of June 30, 2006 (dollars in thousands):

	Consolidated	Unconsolidated
Total number of land banking projects	3	2

Total number of lots	267	590

Total purchase price	$84,085	$89,221

Balance of lots still under option and not purchased:
Number of lots	201	38

Purchase price	$60,696	$12,746

Forfeited deposits and penalties if lots were not purchased	$6,673	$1,753

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

As of June 30, 2006, the Company’s investment in and advances to unconsolidated joint ventures was $1.5 million and the venture partners’ investment in such joint ventures was $1.3 million. As of June 30, 2006, these joint ventures had obtained financing from construction lenders which amounted to $39.7 million of outstanding indebtedness.

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

Cash Flows — Comparison of Six Months Ended June 30, 2006 to Six Months Ended June 30, 2005

Net cash used in operating activities decreased to $65.7 million in the 2006 period from $135.7 million in the 2005 period. The change was primarily as a result of (i) decreased expenditures in real estate inventories to $164.8 million in the 2006 period from $195.6 million in the 2005 period, (ii) an increase in net changes in accrued expenses to a decrease of $109.2 million in the 2006 period from a decrease of $77.5 million in the 2005 period, (iii) an increase in net changes in receivables to an increase of $101.6 million in the 2006 period from an increase of $4.9 million in the 2005 period, (iv) a decrease in provision for income taxes to $36.5 million in the 2006 period from $42.2 million in the 2005 period and (v) a decrease in net income to $56.6 million in the 2006 period from $64.6 million in the 2005 period. The decrease in real estate inventories is primarily attributable to a decrease in land acquisitions during the 2006 period. The softening in the Company’s markets which began in 2005 and is continuing into 2006 has decreased the amount of land acquisitions by the Company during the 2006 period. The increase in net changes in accrued expenses is primarily attributable to a net decrease in income taxes payable of $30.0 million during the 2006 period from a balance of $35.5 million as of December 31, 2005 compared to $5.5 million as of June 30, 2006 and a net decrease in accrued bonus expense of $38.5 million during the 2006 period, from a balance of $71.8 million as of December 31, 2005 compared to $33.3 million as of June 30, 2006. Comparatively, during the 2005 period, the net decrease in income taxes payable was $13.3 million in the 2005 period, from a balance of $31.0 million as of December 31, 2004 compared to a balance of $17.7 million as of June 30, 2005 and a net decrease in accrued bonus expense of $22.3 million from a balance of $59.6 million as of December 31, 2004 compared to a balance of $37.3 million as of June 30, 2005. The changes identified above during the first six months of the periods ending June 30, 2006 and 2005 are recurring in nature and are attributable to the timing of bonus payments and estimated income tax payments made, offset by normal accruals for the period. The increase in net changes in receivables is attributable to a decrease in escrow proceeds receivable of $76.3 million during the 2006 period, from a balance of $84.3 million as of December 31, 2005 to a balance of $8.1 million as of June 30, 2006 compared to a net decrease of $3.9 million during the 2005 period, from a balance of $15.0 million as of December 31, 2004 to a balance of $11.1 million as of June 30, 2005. The large balance as of December 31, 2005 and 2004 was temporary in nature and primarily due to a significant increase in the number of homes closed in the last five days of the year to 254 in 2005 from 157 in 2004 where the homes had closed escrow but the Company had not yet received the funds from the escrow and title companies. The entire balance of escrow proceeds receivable at December 31, 2005 and 2004 was collected within the first few days of the following period. The remaining increase in the change in receivables is primarily attributable to a net decrease in first trust deed mortgage notes receivables of $27.2 million during the 2006 period to $20.6 million as of June 30, 2006 from $47.8 million as of December 31, 2005 compared to a net increase of $7.3 million during the 2005 period to $16.6 million as of June 30, 2005 from 9.3 million as of December 31, 2004. This increase was also attributable to the significant increase in the number of homes closed in the last week of the year in 2005 as compared to 2004 as described above. Substantially all of the balance of first trust deed mortgage notes receivables was collected in the first few days of January 2006 and 2005 when the loans were sold to third party investors.

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

Net cash (used in) provided by investing activities decreased to a use of $1.4 million in the 2006 period from a source of $0.7 million in the 2005 period. The change was primarily as a result of a decrease in net investments in and advances to unconsolidated joint ventures to $0.01 million in the 2006 period from $1.2 million in the 2005 period and a decrease in (contributions) distributions of capital from unconsolidated joint ventures to a contribution of $0.1 million in the 2006 period from a distributions of $3.5 million in the 2005 period.

Net cash provided by financing activities decreased to $42.4 million in the 2006 period from $89.6 million in the 2005 period, primarily as a result of minority interest distributions of $71.0 million in the 2006 period compared to minority interest contributions of $27.3 million in the 2005 period and a decrease in net borrowings on notes payable to $113.0 million in the 2006 period from $62.3 million in the 2005 period.

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

Description of Projects

The Company’s homebuilding projects usually take two to five years to develop. The following table presents project information relating to each of the Company’s homebuilding regions.

Project (County) Product	Year of First Delivery	Estimated Number of Homes at Completion(1)	Units Closed as of June 30, 2006	Backlog at June 30, 2006(2)(3)	Lots Owned as of June 30, 2006	Homes Closed for the Period Ended June 30, 2006	Sales Price Range(5)

SOUTHERN CALIFORNIA COASTAL REGION
ORANGE COUNTY DIVISION
Wholly-Owned:
Mirador at Talega, San Clemente	2004	76	75	1	1	22	$1,115,00—1,270,000
Ambridge at Quail Hill, Irvine	2004	128	128	0	0	8	$500,000—570,000
Lombard Court, Irvine	2005	150	128	22	22	59	$445,000—633,000
Garland Park, Irvine	2005	166	130	29	36	30	$579,000—717,000
Seacove at the Waterfront, Huntington Beach	2004	106	106	0	0	8	$802,000—995,000
Floralisa, San Juan Capistrano	2005	80	35	14	45	25	$1,310,000—1,410,000
Estrella Rosa, San Juan Capistrano	2006	40	0	19	40	0	$1,675,000—1,725,000
Amarante, Ladera Ranch	2005	53	48	5	5	4	$880,000—1,060,000
Amarante II, Ladera Ranch	2006	18	1	16	17	1	$1,056,000—1,140,000
Bellataire, Ladera Ranch	2005	52	43	9	9	0	$1,220,000—1,260,000
Bellataire II, Ladera Ranch	2006	23	1	22	22	1	$1,195,000—1,230,000
Tamarisk, Irvine	2005	113	107	6	6	43	$555,000—610,000
Portola Springs, Irvine	2007	152	0	0	20	0	$455,000—615,000
Alora, San Clemente	2007	49	0	0	17	0	$1,285,000—1,410,000
Columbus Grove, Irvine:
Lantana(6)	2006	102	16	12	102	16	$900,000—1,015,000
Kensington	2006	63	0	27	63	0	$740,000—850,000
Clarendon	2007	102	0	0	102	0	$289,000—660,000
Astoria(6)	2007	102	0	0	98	0	$975,000—1,120,000
Kensington II	2007	60	0	0	60	0	$740,000—850,000
Cambridge Lane	2007	156	0	0	156	0	$94,000—490,000
Ainsley Park	2007	84	0	0	84	0	$690,000—810,000
Ciara(6)	2007	67	0	0	67	0	$1,225,000—1,375,000
Verandas	2007	97	0	0	97	0	$730,000—850,000

TOTAL ORANGE COUNTY DIVISION		2,039	818	182	1,069	217

LOS ANGELES DIVISION
Wholly-Owned:
Meridian Hills, Moorpark:
Ashford	2006	113	0	0	113	0	$850,000—975,000
Marquis	2006	135	0	0	135	0	$890,000—1,080,000
Brighton (Affordable)	2007	17	0	0	17	0	$105,000—272,000

TOTAL LOS ANGELES		265	0	0	265	0

SAN DIEGO DIVISION
Wholly-Owned:
Promenade North, San Diego	2006	168	0	7	168	0	$444,000—515,000
Alcala at Del Sur, San Diego	2005	83	5	19	78	5	$772,000—795,000
Altair, Santee	2008	85	0	0	85	0	$444,000—505,000
Maybeck, San Diego	2006	120	0	0	112	0	$803,000—875,000
Sunset Cove, San Diego	2007	77	0	0	77	0	$583,000—618,000

Total Wholly-Owned:		533	5	26	520	5

Joint Ventures:
Ravenna, San Diego	2005	199	122	22	77	74	$471,000—513,000

Project (County) Product	Year of First Delivery	Estimated Number of Homes at Completion(1)	Units Closed as of June 30, 2006	Backlog at June 30, 2006(2)(3)	Lots Owned as of June 30, 2006	Homes Closed for the Period Ended June 30, 2006	Sales Price Range(5)
Amante, San Diego	2005	127	90	9	37	25	$561,000—631,000
Treviso, San Diego	2005	186	75	7	111	40	$386,000—526,000
Belleza at San Miguel Village, Chula Vista	2005	195	154	13	41	32	$360,000—440,000

Total Joint Ventures		707	441	51	266	171

TOTAL SAN DIEGO		1,240	446	77	786	176

SOUTHERN CALIFORNIA COASTAL REGION COMBINED TOTAL
Wholly-Owned		2,837	823	208	1,854	222
Joint Ventures		707	441	51	266	171

		3,544	1,264	259	2,120	393

NORTHERN CALIFORNIA REGION
BAY AREA/CENTRAL VALLEY DIVISION
Wholly-Owned:
Contra Costa County
Seagate at Bayside, Hercules	2005	96	54	14	42	26	$594,000—727,000
Wavecrest at Bayside, Hercules	2005	76	65	10	11	27	$724,000—776,000
Rivergate Laurels, Antioch	2005	69	69	0	0	0	$548,000—658,000
Rivergate II, Antioch	2006	98	15	11	83	15	$538,000—653,000
San Joaquin County
Seasons, Stockton	2005	145	117	10	28	34	$553,000—613,000
Santa Clara County
Baton Rouge, San Jose	2005	91	79	12	12	34	$536,000—661,000
Stanislaus County
Falling Leaf, Modesto
Trails	2006	100	0	0	100	0	$390,000—450,000
Groves	2006	131	0	0	131	0	$380,000—415,000
Meadows	2006	83	0	2	83	0	$455,000—520,000

Total Wholly-Owned		889	399	59	490	136

Joint Ventures:
Contra Costa County
Vista Del Mar, Pittsburgh
Villages	2007	102	0	0	102	0	$298,000—524,000
Venue	2007	132	0	0	132	0	$353,000—658,000
Vineyard	2007	162	0	0	162	0	$686,000—741,000
Victory	2007	125	0	0	125	0	$706,000—806,000
Estates Custom Lots	2007	12	0	0	12	0	$144,000—400,000

Total Joint Ventures		533	0	0	533	0

TOTAL BAY AREA/CENTRAL VALLEY		1,422	399	59	1,023	136

SACRAMENTO DIVISION
Wholly-Owned:
San Joaquin County
Ironwood II, Lathrop	2003	88	85	0	3	0	$276,000—317,000
Ironwood III, Lathrop	2005	109	81	17	28	10	$487,000—571,000
Placer County
Shady Lane at Whitney Ranch Rocklin	2006	96	6	12	90	6	$443,000—465,000
Twin Oaks at Whitney Ranch Rocklin	2006	92	0	6	92	0	$634,000—666,000
Sacramento County
Verona at Anatolia, Rancho Cordova	2005	79	28	4	51	19	$500,000—525,000
Fair Oaks(6)	2007	189	0	0	189	0	$399,000—417,000

Total Wholly-Owned		653	200	39	453	35

Project (County) Product	Year of First Delivery	Estimated Number of Homes at Completion(1)	Units Closed as of June 30, 2006	Backlog at June 30, 2006(2)(3)	Lots Owned as of June 30, 2006	Homes Closed for the Period Ended June 30, 2006	Sales Price Range(5)
Joint Ventures:
Sacramento County
Big Horn, Elk Grove
Plaza Walk	2005	106	37	4	69	16	$359,000—419,000
Gallery Walk	2005	149	45	15	104	17	$230,000—361,000

Total Joint Ventures		255	82	19	173	33

TOTAL SACRAMENTO		908	282	58	626	68

NORTHERN CALIFORNIA REGION COMBINED TOTAL
Wholly-Owned		1,542	599	98	943	171
Joint Ventures		788	82	19	706	33

		2,330	681	117	1,649	204

INLAND EMPIRE REGION
Wholly-Owned:
Riverside County
Heartland, North Corona
Homestead	2005	109	94	8	15	50	$578,000—645,000
Almont	2006	91	46	30	45	46	$492,000—568,000
Parkside/Vander Stelt, Corona	2007	309	0	4	122	0	$578,000—678,000
Kasbergen/Serafina, North Corona	2007	314	0	0	314	0	$311,000—411,000
Bridle Creek, Corona	2003	274	174	12	100	2	$693,000—870,000
Sequoia at Wolf Creek, Temecula	2005	125	61	11	64	47	$392,000—438,000
Savannah at Harveston Ranch, Temecula	2005	162	17	48	145	17	$334,000—386,000
San Bernardino County
The Peaks at Citrus Heights, Fontana	2005	150	113	11	37	41	$605,000—665,000
Adelina, Fontana(6)	2007	109	0	0	109	0	$340,000—400,000
Rosabella, Fontana	2007	114	0	0	114	0	$405,000—440,000
Amador, Rancho Cucamonga	2007	99	0	0	99	0	$375,000—447,000
Vintner’s Grove, Rancho Cucamonga
SFD	2008	78	0	0	78	0	$535,000—625,000
Triplex	2008	78	0	0	78	0	$405,000—475,000
Chapman Heights, Yucaipa:
Braeburn	2005	113	44	13	37	25	$569,000—609,000
Crofton	2005	140	51	26	89	31	$443,000—473,000
Westland	2005	79	55	6	24	26	$498,000—521,000
Vista Bella	2006	108	0	0	108	0	$300,000—325,000
Redcort	2006	90	0	0	90	0	$330,000—356,000

INLAND EMPIRE REGION COMBINED TOTAL		2,542	655	169	1,668	285

ARIZONA REGION
Wholly-Owned:
Maricopa County
Gateway Crossing, Gilbert
Oakcrest	2003	236	236	0	0	1	$252,000—320,000
Woodridge	2003	165	165	0	0	1	$292,000—355,000
Sonoran Foothills, Phoenix
Desert Crown	2004	124	118	2	6	33	$441,000—544,000
Desert Sierra	2004	212	176	32	36	55	$249,000—307,000
Copper Canyon Ranch, Surprise
Rancho Vistas	2004	212	209	2	3	16	$490,000—600,000
Sunset Point	2004	282	184	58	98	53	$287,000—383,000
El Sendero Hills	2004	188	146	23	42	44	$377,000—470,000
Talavera, Phoenix	2006	134	3	81	131	3	$256,000—332,000
Coldwater Ranch, Maricopa County	2008	368	0	0	368	0	$199,000—267,000

Project (County) Product	Year of First Delivery	Estimated Number of Homes at Completion(1)	Units Closed as of June 30, 2006	Backlog at June 30, 2006(2)(3)	Lots Owned as of June 30, 2006	Homes Closed for the Period Ended June 30, 2006	Sales Price Range(5)
Collin’s Creek, Phoenix	2007	126	0	0	126	0	$237,000—245,000
Lehi Crossing, Mesa	2008	805	0	0	113	0
Rancho Mercado, Phoenix	2009	1,865	0	0	1,865	0	$216,000—295,000
Lyon’s Gate, Gilbert:
Pride	2006	548	14	122	534	14	$232,000—256,000
Savanna	2006	174	8	61	166	8	$249,000—344,000
Sahara	2006	169	4	65	165	4	$195,000—340,000
Future Products	2007	680	0	0	680	0

Total Wholly-Owned		6,288	1,263	446	4,333	232

Joint Ventures:
Maricopa County
Hastings Property, Queen Creek	2008	822	0	0	822	0	$199,000—290,000
Church Farm North, Queen Creek	2008	1,744	0	0	916	0	$259,000—402,000

Total Joint Ventures		2,566	0	0	1,738	0

ARIZONA REGION TOTAL		8,854	1,263	446	6,071	232

NEVADA REGION
Wholly-Owned:
Clark County
Summerlin, Las Vegas
Granada	2004	144	127	7	17	22	$446,000—511,000
The Lyon Collection	2005	79	57	10	22	24	$624,000—659,000
Kingwood	2006	100	6	14	94	6	$435,000—521,000
North Las Vegas
The Classics	2003	227	220	3	7	0	$290,000—315,000
The Cottages	2004	360	236	20	124	27	$232,000—262,000
La Tierra	2006	67	8	14	59	8	$315,000—345,000
Tierra Este	2007	126	0	0	126	0	$324,000—355,000
Carson Ranch, Las Vegas
West Series I	2005	71	67	0	4	25	$395,000—430,000
West Series II	2005	59	17	6	42	16	$456,000—511,000
East Series I	2007	103	0	17	103	0	$405,000—440,000
East Series II	2006	58	0	0	58	0	$470,000—518,000
West Park, Las Vegas
Villas	2006	191	0	0	191	0	$333,000—375,000
Courtyards	2006	113	0	6	113	0	$395,000—445,000
Mesa Canyon, Las Vegas	2008	49	0	0	49	0	$429,000—467,000
The Lyon Estates, Las Vegas	2008	138	0	0	138	0	$635,000—700,000
Mountain Falls, Pahrump:
Cascata	2005	147	93	28	54	39	$216,000—238,000
Tramonto	2005	212	108	15	104	42	$266,000—301,000
Bella Sera	2005	129	54	8	75	26	$322,000—362,000

NEVADA REGION TOTAL		2,373	993	148	1,380	235

GRAND TOTALS:
Wholly-Owned		15,582	4,333	1,069	10,178	1,145
Joint Ventures		4,061	523	70	2,710	204

		19,643	4,856	1,139	12,888	1,349

(1)	The estimated number of homes to be built at completion is subject to change, and there can be no assurance that the Company will build these homes.
(2)	Backlog consists of homes sold under sales contracts that have not yet closed, and there can be no assurance that closings of sold homes will occur.
(3)	Of the total homes subject to pending sales contracts as of June 30, 2006, 1,083 represent homes completed or under construction and 56 represent homes not yet under construction.
(4)	Lots owned as of June 30, 2006 include lots in backlog at June 30, 2006.
(5)	Sales price range reflects base price only and excludes any lot premium, buyer incentive and buyer selected options, which vary from project to project.
(6)	All or a portion of the lots in this project are not owned as of June 30, 2006. The Company consolidated the purchase price of the lots in accordance with Interpretation No. 46, and considers the lots owned at June 30, 2006.

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

Tender Offer and Merger

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

The offer was subject to the non-waivable condition that there shall have been validly tendered and not withdrawn before the offer expires at least a majority of the outstanding shares not owned by General Lyon, The William Harwell Lyon 1987 Trust, The William Harwell Lyon Separate Property Trust or the officers and directors of William Lyon Homes immediately before the commencement of the offer. The offer was also subject to the receipt by General Lyon of the proceeds under his financing commitment from Lehman Commercial Paper Inc. and Lehman Brothers Inc. The offer was also subject to other terms and conditions as set forth in the tender offer materials filed with the Securities and Exchange Commission and distributed to William Lyon Homes’ stockholders, and was initially subject to the further condition that sufficient shares were tendered in the offer such that the tendered shares, together with the shares already directly or indirectly owned by General Lyon and the trusts, would represent at least 90% of the shares outstanding upon expiration of the offer.

On March 23, 2006, the Company announced that its board of directors had formed a special committee of independent directors to consider the offer by General Lyon with the assistance of outside financial and legal advisors which the special committee retained. On April 10, 2006, General Lyon announced that he would amend his tender offer for all the outstanding shares of William Lyon Homes by increasing the offer price to $100 per share. The special committee determined that it would recommend that stockholders tender their shares in connection with the amended offer. General Lyon also extended his offer until Friday, April 21, 2006. General Lyon has also reached an agreement, subject to final court approval, to settle certain class action lawsuits that have been filed in Delaware on behalf of William Lyon Homes’ stockholders. Another class action lawsuit filed in California has been dismissed by the California court.

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

On May 18, 2006, General Lyon announced the completion of his tender offer to purchase all of the outstanding shares of the common stock of the Company not already owned by him for $109.00 net per share in cash. Computershare Trust Company of New York, the depositary for the offer, had advised General Lyon that an aggregate of 1,711,125 shares were tendered in the offer, including 310,652 shares that remained subject to guaranteed delivery procedures. The shares tendered in the offer, together with the shares already owned by General Lyon, The William Harwell Lyon 1987 Trust and The William Harwell Lyon Separate Property Trust, represented over 90% of the outstanding shares of the Company, which would be sufficient to enable General Lyon to effect a short-form merger with the Company under Delaware law.

On July 26, 2006, General Lyon announced that on July 25, 2006, WLH Acquisition Corp., a corporate owned by General Lyon, The William Harwell Lyon 1987 Trust and The William Harwell Lyon Separate Property Trust, was merged with and into the Company, with the Company continuing as the surviving corporation of the merger. At the effective time of the merger, each outstanding share of the Company’s common stock (except for shares owned by WLH Acquisition Corp. and by stockholders who properly exercise their appraisal rights in accordance with Delaware law) was cancelled and converted into the right to receive $109.00 per share in cash, without interest, which is the same consideration that was paid for shares of the Company in the tender offer by General Lyon. Shareholders of the Company as of the effective time of the merger were sent additional information by mail on the process for receiving the merger consideration or exercising their appraisal rights.

Prior to the completion of the merger, General Lyon and the two trusts contributed all the shares of the Company owned by them, which constituted more than 90% of the outstanding shares, to WLH Acquisition Corp. WLH Acquisition Corp. was then merged with and into the Company pursuant to the short-form merger provisions of Delaware law. Prior to the merger, the Company had cancelled and retired 1,275,000 shares of its common stock which had been repurchased and were being held in the treasury. After the merger, the Company’s capital structure consists of common stock, par value $.01 per share, 3,000 shares authorized, and 1,000 shares outstanding. The Company will continue as a privately held company, wholly owned by General Lyon and the two trusts.

The Company has incurred approximately $3.1 million in financial advisory expenses related to the tender offer, of which $1,500,000 was incurred during the three months ended March 31, 2006, and is reflected as financial advisory expenses in the accompanying consolidated statement of income.

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

In July 2006, the Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This interpretation, among other things, creates a two step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006, in which the impact of adoption should be accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings. The Company is evaluating FIN 48 and has not yet determined the impact the adoption will have on the consolidated financial statements.

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

WILLIAM LYON HOMES

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

Captive Title Reinsurance Investigation

Duxford Title Reinsurance Company, a wholly-owned subsidiary of the Company, provides title reinsurance to unrelated title insurers directly issuing title policies on homes sold by the Company in California, Nevada and Arizona. In February 2005, Duxford Title Reinsurance Company was notified by its title insurers that as a result of current investigations by several state insurance regulators into the large number of captive reinsurance arrangements existing in the title insurance industry, the title insurers were suspending and/or terminating their current captive reinsurance agreements with Duxford Title Reinsurance Company pending final determination from the appropriate regulatory bodies as to their permissibility or necessary modification to assure compliance with applicable law. In April 2005, in response to a subpoena issued by the California Insurance Commissioner, the Company testified in connection with the Commissioner’s investigation of captive reinsurance arrangements, including testimony that in many instances, the Company pays for the title insurance being issued. The Company has not had any further communication to date from the California Insurance Commissioner or any other state insurance regulator about this matter and does not believe that the resolution of this matter will have a material effect on the Company’s financial position, results of operations or cash flows. In November 2005, the Company was notified that the United States Department of Housing and Urban Development had instituted a formal Federal investigation of the Company in connection with its participation in captive title reinsurance arrangements. The Company has fully cooperated with the Department in its investigation and does not believe that the resolution of this matter will have a material effect on the Company’s financial position, results of operations or cash flows.

Litigation Arising from General Lyon’s Tender Offer

As described above in Part I, Item 2 under the caption “Tender Offer and Merger”, on March 17, 2006, the Company’s principal stockholder commenced a tender offer (the “Tender Offer”) to purchase all outstanding shares of the Company’s common stock not already owned by him. Initially, the price offered in the Tender was $93 per share, but it has since been increased to $109 per share.

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

On April 23, 2006, Delaware Chancery Court conditionally certified a class in the Consolidated Delaware Action. The parties to the Consolidated Delaware Action agreed to a Stipulation of Settlement, and the Delaware Chancery Court approved the settlement on August 9, 2006 to evaluate the settlement.

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

On April 20, 2006, the California court denied the request of plaintiff in the California Action to enjoin the Tender Offer. Plaintiff filed a motion to certify a class in the California Action which was later taken off calendar, and the Company filed a motion to stay the California Action. On July 5, 2006, the California court granted the Company’s motion to stay the California Action.

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

10.1

Mortgage Warehouse Loan and Security Agreement dated June 29, 2006 by and between Duxford Financial, Inc. dba William Lyon Financial Services and/or Bayport Mortgage, L.P. and/or California Pacific Mortgage, L.P., and First Tennessee Bank (Incorporated herein by reference to Exhibit 10.1 filed with the registrant’s Current Report on Form 8-K on July 6, 2006).

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

WILLIAM LYON HOMES Registrant

Date: August 9, 2006	By:	/s/ MICHAEL D. GRUBBS
MICHAEL D. GRUBBS Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: August 9, 2006	By:	/s/ W. DOUGLASS HARRIS
W. DOUGLASS HARRIS Vice President, Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1

Mortgage Warehouse Loan and Security Agreement dated June 29, 2006 by and between Duxford Financial, Inc. dba William Lyon Financial Services and/or Bayport Mortgage, L.P. and/or California Pacific Mortgage, L.P., and First Tennessee Bank (Incorporated herein by reference to Exhibit 10.1 filed with the registrant’s Current Report on Form 8-K on July 6, 2006).

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