Form 10-Q
period 2006-09-30
WILLIAM LYON HOMES
filed 2006-11-09
CIK 1095996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐                    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at November 1, 2006
Common stock, par value $.01	1,000

WILLIAM LYON HOMES

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements.

WILLIAM LYON HOMES

CONSOLIDATED BALANCE SHEETS

(in thousands except number of shares and par value per share)

ASSETS
	September 30, 2006	December 31, 2005
	(unaudited)
Cash and cash equivalents	$22,176	$52,369
Receivables	39,027	143,481
Real estate inventories — Notes 2 and 3	1,651,298	1,419,248
Investments in and advances to unconsolidated joint ventures — Note 4	1,736	397
Property and equipment, less accumulated depreciation of $11,793 and $9,936 at September 30, 2006 and December 31, 2005, respectively	18,300	18,553
Deferred loan costs	11,022	12,323
Goodwill	5,896	5,896
Other assets	40,440	38,735

	$1,789,895	$1,691,002

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$62,567	$67,326
Accrued expenses	110,145	181,068
Notes payable	338,242	125,619
7 5/8% Senior Notes due December 15, 2012 — Note 5	150,000	150,000
10 3/4% Senior Notes due April 1, 2013 — Note 5	247,139	246,917
7 1/2% Senior Notes due February 15, 2014 — Note 5	150,000	150,000

	1,058,093	920,930

Minority interest in consolidated entities — Notes 2 and 4	117,700	227,178

Commitments and contingencies — Note 8

Stockholders’ equity — Note 7
Common stock, par value $.01 per share; 3,000 shares authorized; 1,000 shares outstanding at September 30, 2006; 30,000,000 shares authorized; 8,652,067 shares issued and outstanding at December 31, 2005; 1,275,000 shares issued and held in treasury at December 31, 2005	—	86
Additional paid-in capital	39,601	35,404
Retained earnings	574,501	507,404

	614,102	542,894

	$1,789,895	$1,691,002

See accompanying notes.

WILLIAM LYON HOMES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Operating revenue
Home sales	$303,708	$358,751	$1,017,713	$965,530
Lots, land and other sales	7,540	17,580	9,170	64,972

	311,248	376,331	1,026,883	1,030,502

Operating costs
Cost of sales — homes	(241,237)	(269,008)	(784,335)	(710,942)
Cost of sales — lots, land and other	(5,862)	(10,055)	(8,630)	(33,892)
Impairment loss on real estate assets — Note 3	(14,025)	—	(14,025)	—
Sales and marketing	(17,933)	(12,440)	(47,836)	(36,837)
General and administrative	(12,892)	(21,476)	(49,313)	(62,880)
Other	(803)	(574)	(2,290)	(1,782)

	(292,752)	(313,553)	(906,429)	(846,333)

Equity in (loss) income of unconsolidated joint ventures — Note 4	(221)	4,672	3,398	4,513

Minority equity in income of consolidated entities — Note 2	(1,340)	(5,073)	(12,878)	(17,032)

Operating income	16,935	62,377	110,974	171,650
Financial advisory expenses — Note 7	(42)	—	(3,142)	(2,191)
Other income, net	874	570	3,035	253

Income before provision for income taxes	17,767	62,947	110,867	169,712
Provision for income taxes — Note 1	(7,265)	(24,864)	(43,770)	(67,036)

Net income	$10,502	$38,083	$67,097	$102,676

See accompanying notes.

WILLIAM LYON HOMES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2006

(in thousands)

(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total
	Shares	Amount
Balance — December 31, 2005	8,652	$86	$35,404	$507,404	$542,894
Income tax benefit from unused recognized built-in losses — Note 1	—	—	3,676	—	3,676
Issuance of common stock upon exercise of stock options	50	1	434	—	435
Elimination of common stock upon merger of WLH Acquisition Corp with and into Company — Note 7	(8,702)	(87)	87	—	—
Surviving common stock upon merger of WLH Acquisition Corp with and into the Company — Note 7	1	—	—	—	—
Net income	—	—	—	67,097	67,097

Balance — September 30, 2006	1	$—	$39,601	$574,501	$614,102

See accompanying notes.

WILLIAM LYON HOMES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2006	2005
Operating activities
Net income	$67,097	$102,676
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,857	1,560
Impairment loss on real estate assets	14,025	—
Equity in income of unconsolidated joint ventures	(3,398)	(4,513)
Distributions of income from unconsolidated joint ventures	2,599	2,773
Minority equity in income of consolidated entities	12,878	17,032
State income tax refund credited to additional paid-in capital	10	—
Federal income tax refund credited to additional paid in capital	1,820	—
Provision for income taxes	43,770	67,036
Net changes in operating assets and liabilities:
Receivables	104,454	3,563
Real estate inventories	(204,104)	(399,374)
Deferred loan costs	1,301	963
Other assets	(10,109)	(5,237)
Accounts payable	(4,759)	26,050
Accrued expenses	(112,846)	(86,456)

Net cash used in operating activities	(85,405)	(273,927)

Investing activities
Investments in and advances to unconsolidated joint ventures	(380)	(1,221)
Net (contributions) distributions of capital from unconsolidated joint ventures	(160)	20,409
Purchases of property and equipment	(1,604)	(2,121)

Net cash (used in) provided by investing activities	(2,144)	17,067

Financing activities
Proceeds from borrowing on notes payable	1,560,884	1,171,249
Principal payments on notes payable	(1,368,886)	(994,042)
Minority interest (distributions) contributions, net	(135,076)	16,595
Common stock issued for exercised stock options	434	312

Net cash provided by financing activities	57,356	194,114

Net decrease in cash and cash equivalents	(30,193)	(62,746)
Cash and cash equivalents — beginning of period	52,369	96,074

Cash and cash equivalents — end of period	$22,176	$33,328

Supplemental disclosures of cash flow information
Real estate inventories and minority interest from previously consolidated variable interest entity	$14,000	$—

Other assets and minority interest from previously consolidated variable interest entity	$8,804	$—

Issuance of notes payable for land acquisitions	$20,625	$16,395

Consolidation of real estate inventories and minority interests from variable interest entities	$35,124	$100,748

Income tax benefit credited to additional paid-in capital	$1,847	$1,847

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

The interim consolidated financial statements have been prepared in accordance with the Company’s customary accounting practices. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a presentation in accordance with U.S. generally accepted accounting principles have been included. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

The preparation of the Company’s financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities as of September 30, 2006 and December 31, 2005 and revenues and expenses for the periods presented. Accordingly, actual results could differ materially from those estimates in the near-term.

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

	September 30,
	2006	2005
Warranty liability, beginning of period	$20,219	$14,308
Warranty provision during period	9,586	7,962
Warranty payments during period	(13,000)	(12,120)
Warranty charges related to pre-existing warranties during period	4,715	4,660

Warranty liability, end of period	$21,520	$14,810

At December 31, 2005, the Company has unused recognized built-in losses in the amount of $23,297,000 which are available to offset future taxable income and expire between 2009 and 2011. The utilization of these losses is limited to offset $3,883,000 of taxable income per year; however, any unused losses in any year may be carried forward for utilization in future years through 2011. The income tax benefit from the built-in losses was $3,676,000 for the nine months ended September 30, 2006, and was credited to additional paid-in capital. The Company’s ability to utilize the foregoing tax benefits will depend upon the amount of its future taxable income and may be further limited under certain circumstances.

On July 25, 2006, WLH Acquisition Corp., a corporation owned by General William Lyon, Chairman of the Board and Chief Executive Officer of the Company, The William Harwell Lyon 1987 Trust and The William Harwell Lyon Separate Property Trust, was merged with and into the Company, with the Company continuing as the surviving corporation of the merger. Prior to the completion of the merger, General Lyon and the two trusts contributed all the shares of the Company owned by them, which constituted more than 90% of the outstanding shares, to WLH Acquisition Corp. WLH Acquisition Corp. was then merged with and into the Company pursuant to the short-form merger provisions of Delaware law. After the merger, the Company’s capital structure consisted of common stock, par value $.01 per share, 3,000 shares authorized, and 1,000 shares outstanding. The Company will continue as a privately held company, wholly owned by General Lyon and the two trusts. Because the Company is now a privately held company, no earnings per share information is presented. See Note 7 – Tender Offer and Merger for additional information.

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

Supplemental consolidating financial information of the Company, specifically including information for the joint ventures and land banking arrangements consolidated under Interpretation No. 46, is presented below to allow investors to determine the nature of assets held and the operations of the consolidated entities. Investments in consolidated entities in the financial statements of wholly-owned entities presented below use the equity method of accounting. Consolidated real estate inventories include land deposits under option agreements or land banking arrangements (excluding the consolidated land banking arrangements as previously described in this paragraph) of $62,364,000 and $77,956,000 at September 30, 2006 and December 31, 2005, respectively.

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

The Company enters into purchase agreements with various land sellers. In some instances, and as a method of acquiring land in staged takedowns, thereby minimizing the use of funds from the Company’s revolving credit facilities and other corporate financing sources and limiting the Company’s risk, the Company transfers its right in such purchase agreements to entities owned by third parties (“land banking arrangements”). These entities use

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

equity contributions and/or incur debt to finance the acquisition and development of the lots. The entities grant the Company an option to acquire lots in staged takedowns. In consideration for this option, the Company makes a non-refundable deposit of 15% to 20% of the total purchase price. The Company is under no obligation to purchase the balance of the lots, but would forfeit remaining deposits and be subject to penalties if the lots were not purchased. The Company does not have legal title to these entities or their assets and has not guaranteed their liabilities. These land banking arrangements help the Company manage the financial and market risk associated with land holdings. As described above, Interpretation No. 46, requires the consolidation of the assets, liabilities, and operations of four of the Company’s land banking arrangements including, as of September 30, 2006, real estate inventories of $73,712,000. The Company participates in two land banking arrangements, which are not VIEs in accordance with Interpretation No. 46, and are not consolidated as of September 30, 2006 and December 31, 2005. The deposits related to these two land banking arrangements have been recorded in the accompanying consolidated balance sheet. The financial statements of these two entities are not consolidated with the Company’s consolidated financial statements.

During the year ended December 31, 2005, the Company and an unaffiliated party formed a limited liability company (the “LLC”) for the purpose of acquiring 222 acres in the city of Pittsburg, California and developing the land into 533 residential home sites. The LLC was determined to be a variable interest entity and is consolidated in the accompanying consolidated balance sheet. During the three and nine months ended September 30, 2006, the LLC sold 287 lots to the Company for a purchase price of $43,347,000. The lots were acquired through two land banking arrangements which have been determined to be VIEs and are consolidated in the accompanying consolidated balance sheet. The lots will be purchased from the two consolidated land banking arrangements on staged take-downs through 2008. Information pertaining to the two consolidated land banking arrangements is included in the table below. The intercompany land sales and related profits have been eliminated in consolidation.

Summary information with respect to the Company’s consolidated and unconsolidated land banking arrangements is as follows as of September 30, 2006 (dollars in thousands):

	Consolidated	Unconsolidated
Total number of land banking arrangements	4	2

Total number of lots/units	452	1,155

Total purchase price	$97,851	$240,783

Balance of lots still under option and not purchased:
Number of lots	409	644

Purchase price	$78,047	$177,914

Forfeited deposits and penalties if lots are not purchased	$8,577	$30,275

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET BY FORM OF OWNERSHIP

(in thousands)

	September 30, 2006
	Wholly- Owned	Variable Interest Entities Under Interpretation No. 46	Eliminating Entries	Consolidated Total

ASSETS

Cash and cash equivalents	$11,230	$10,946	$—	$22,176
Receivables	38,621	406	—	39,027
Real estate inventories	1,378,804	272,494	—	1,651,298
Investments in and advances to unconsolidated joint ventures	1,736	—	—	1,736
Investments in consolidated entities	83,241	—	(83,241)	—
Other assets	75,658	—	—	75,658
Intercompany receivables	—	2,845	(2,845)	—

	$1,589,290	$286,691	$(86,086)	$1,789,895

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued expenses	$156,034	$16,678	$—	$172,712
Notes payable	269,170	69,072	—	338,242
7 5/8% Senior Notes due December 15, 2012	150,000	—	—	150,000
10 3/4% Senior Notes due April 1, 2013	247,139	—	—	247,139
7 1/2% Senior Notes due February 15, 2014	150,000	—	—	150,000
Intercompany payables	2,845	—	(2,845)	—

Total liabilities	975,188	85,750	(2,845)	1,058,093
Minority interest in consolidated entities	—	—	117,700	117,700
Owners’ capital
William Lyon Homes	—	83,241	(83,241)	—
Others	—	117,700	(117,700)	—
Stockholders’ equity	614,102	—	—	614,102

	$1,589,290	$286,691	$(86,086)	$1,789,895

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONDENSED CONSOLIDATING STATEMENT OF INCOME BY FORM OF OWNERSHIP

(in thousands)

	Three Months Ended September 30, 2006
	Wholly- Owned	Variable Interest Entities Under Interpretation No. 46	Elimination Entries	Consolidated Total
Operating revenue
Sales	$290,919	$64,845	(44,516)	$311,248
Management fees	434	—	(434)	—

	291,353	64,845	(44,950)	311,248

Operating costs
Cost of sales	(235,783)	(56,266)	44,950	(247,099)
Impairment loss on real estate assets	(14,025)	—	—	(14,025)
Sales and marketing	(16,153)	(1,780)	—	(17,933)
General and administrative	(12,889)	(3)	—	(12,892)
Other	(803)	—	—	(803)

	(279,653)	(58,049)	44,950	(292,752)

Equity in loss of unconsolidated joint ventures	(221)	—	—	(221)

Equity in income of consolidated entities	5,593	—	(5,593)	—

Minority equity in income of consolidated entities	—	—	(1,340)	(1,340)

Operating income	17,072	6,796	(6,933)	16,935
Financial advisory expenses	(42)	—	—	(42)
Other income, net	737	137	—	874

Income before provision for income taxes	17,767	6,933	(6,933)	17,767
Provision for income taxes	(7,265)	—	—	(7,265)

Net income	$10,502	$6,933	$(6,933)	$10,502

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONDENSED CONSOLIDATING STATEMENT OF INCOME BY FORM OF OWNERSHIP

(in thousands)

	Nine Months Ended September 30, 2006
	Wholly- Owned	Variable Interest Entities Under Interpretation No. 46	Eliminating Entries	Consolidated Total
Operating revenue
Sales	$911,974	$159,425	$(44,516)	$1,026,883
Management fees	3,372	—	(3,372)	—

	915,346	159,425	(47,888)	1,026,883

Operating costs
Cost of sales	(715,738)	(125,115)	47,888	(792,965)
Impairment loss on real estate assets	(14,025)	—	—	(14,025)
Sales and marketing	(42,142)	(5,694)	—	(47,836)
General and administrative	(49,290)	(23)	—	(49,313)
Other	(2,290)	—	—	(2,290)

	(823,485)	(130,832)	47,888	(906,429)

Equity in income of unconsolidated joint ventures	3,398	—	—	3,398

Equity in income of consolidated entities	16,121	—	(16,121)	—

Minority equity in income of consolidated entities	—	—	(12,878)	(12,878)

Operating income	111,380	28,593	(28,999)	110,974
Financial advisory expenses	(3,142)	—	—	(3,142)
Other income, net	2,629	406	—	3,035

Income before provision for income taxes	110,867	28,999	(28,999)	110,867
Provision for income taxes	(43,770)	—	—	(43,770)

Net income	$67,097	$28,999	$(28,999)	$67,097

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

Note 3 — Real Estate Inventories

Real estate inventories consist of the following (in thousands):

	September 30, 2006	December 31, 2005
Deposits	$62,364	$77,956
Land (1)	752,138	636,656
Construction in progress	690,408	578,603
Completed inventory, including models	146,388	126,033

Total	$1,651,298	$1,419,248

(1)	Includes the consolidation of certain lot option arrangements and land banking arrangements determined to be VIEs under Interpretation No. 46 in which the company is considered the primary beneficiary (See Note 2 above).

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

The results of operations for the three and nine months ended September 30, 2006, include a non-cash charge of $14,025,000 to record an impairment loss on real estate assets held by the Company at certain of its homebuilding projects. The impairment was primarily attributable to slower than anticipated home sales and lower than anticipated net revenue due to softening market conditions. As a result, the future undiscounted cash flows estimated to be generated were determined to be less than the carrying amount of the assets. Accordingly, the related real estate assets were written-down to their estimated fair value. The non-cash charge is reflected in impairment loss on real estate assets in the accompanying consolidated statements of income.

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

Note 4 — Investments in and Advances to Unconsolidated Joint Ventures

The Company and certain of its subsidiaries are general partners or members in joint ventures involved in the development and sale of residential projects. The consolidated financial statements of the Company include the accounts of the Company, all majority-owned and controlled subsidiaries and certain joint ventures which have been determined to be variable interest entities in which the Company is considered the primary beneficiary (see Note 2). The financial statements of joint ventures which have not been determined to be variable interest entities in which the Company is considered the primary beneficiary are not consolidated with the Company’s financial

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

statements. The Company’s investments in unconsolidated joint ventures are accounted for using the equity method because the Company has a 50% or less voting or economic interest (and thus such joint ventures are not controlled by the Company). Condensed combined financial information of these unconsolidated joint ventures as of September 30, 2006 and December 31, 2005 is summarized as follows:

CONDENSED COMBINED BALANCE SHEETS

(in thousands)

	September 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Cash and cash equivalents	$578	$2,580
Receivables	3,932	3,253
Real estate inventories	41,554	31,279
Investment in unconsolidated joint ventures	1,498	—
Property and equipment	1,005	956

	$48,567	$38,068

LIABILITIES AND OWNERS’ CAPITAL
Accounts payable	$6,175	$5,127
Notes payable	39,500	32,377
Advances from William Lyon Homes	561	181

	46,236	37,685

Owners’ capital
William Lyon Homes	1,175	216
Others	1,156	167

	2,331	383

	$48,567	$38,068

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONDENSED COMBINED STATEMENTS OF INCOME

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Operating revenue
Land sales	$3,104	$26,091	$13,524	$26,091

Operating costs
Cost of sales — land	(2,814)	(23,338)	(10,615)	(23,338)
Sales and marketing	—	(284)	—	(284)
General and administrative	—	(2)	—	(16)
Other	(478)	(354)	(1,106)	(985)

	(3,292)	(23,978)	(11,721)	(24,623)

Equity in (loss) income of unconsolidated joint ventures	(314)	18,102	4,688	19,498

Operating (loss) income	(502)	20,215	6,491	20,966
Other income	61	—	305	—

Net (loss) income	$(441)	$20,215	$6,796	$20,966

Allocation to owners
William Lyon Homes	$(221)	$10,108	$3,398	$10,483
Others	(220)	10,107	3,398	10,483

	$(441)	$20,215	$6,796	$20,966

Income allocations and cash distributions to the Company are based on predetermined formulas between the Company and the joint venture partners as specified in the applicable partnership or operating agreements. The Company generally receives, after partners’ priority returns and return of partners’ capital, approximately 50% of the profits and cash flows from joint ventures.

The Company is a member in an unconsolidated joint venture limited liability company formed for the purpose of acquiring and developing land in Nevada. At September 30, 2006, the unconsolidated joint venture had outstanding land acquisition and development debt of $39,500,000, of which the Company guaranteed $19,750,000. If the unconsolidated joint venture liability company were to default on its obligation to repay the debt, the Company would be obligated to pay one-half of the outstanding balance, together with one-half of the accrued but unpaid interest thereon. The current maturity date of the debt is June 30, 2007, but such maturity date may be extended under certain circumstances to June 30, 2008. The debt bears interest at prime plus one-half of one percent (0.50%) and is secured by the real estate inventories of the unconsolidated joint venture limited liability company in the book amount of $41,544,000 at September 30, 2006.

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

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

Note 5 — Senior Notes

As of September 30, 2006, the Company had the following outstanding Senior Note obligations (collectively, the “Senior Notes”) (in thousands):

7 5/8% Senior Notes due December 15, 2012	$150,000
10 3/4% Senior Notes due April 1, 2013	247,139
7 1/2% Senior Notes due February 15, 2014	150,000

$547,139

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

On August 16, 2006, the Company announced that California Lyon intended to withdraw from listing on the New York Stock Exchange the 10 3/4% Senior Notes and the 7 1/2% Senior Notes. Due to the recent termination of registration of the Company’s common stock (see Note 7), the Company wished to eliminate the administrative cost associated with maintaining the listings of the senior notes. Following the delisting, California Lyon is seeking to terminate the registration of all senior notes under the Securities Exchange Act of 1934, which is expected to occur prior to or on November 27, 2006. California Lyon expects that, following delisting, all series of senior notes will trade in The PORTAL Market.

On September 11, 2006, the Company announced the commencement of a consent solicitation by California Lyon relating to the Senior Notes.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Pursuant to the consent solicitation, California Lyon was requesting that holders of the Senior Notes as of September 8, 2006, the record date for the consent solicitation (“holders of record”), consent to certain proposed amendments to the indentures governing the senior notes. California Lyon was seeking the consents of the holders of its Senior Notes to amend the reporting requirements of the indentures governing the Senior Notes that require filing quarterly, annual and current reports with the Securities and Exchange Commission. California Lyon would have agreed to continue to supply quarterly and annual financial information, annual accountants’ reports and current reports to holders of the Senior Notes and to post those items on a secured transmission system.

In addition, the Company is currently considering making a Subchapter S election to facilitate tax planning. In connection with the contemplated Subchapter S election, California Lyon was seeking the consents of the holders of its Senior Notes to amend the restricted payments covenant to permit distribution to the Company’s shareholders of amounts corresponding to the shareholders’ tax liabilities arising from ownership of the Company’s common stock.

The consent solicitation was conditioned on the receipt of consents from holders of record of at least a majority in aggregate principal amount of each of the three series of outstanding notes (the “Requisite Consents”) and was due to expire on Friday September 22, 2006.

The consent solicitation was extended on September 25, 2006 to expire on October 2, 2006, was further extended on October 3, 2006 to expire on October 10, 2006, and was further extended on October 11, 2006 to expire on October 17, 2006, upon which date it expired without the receipt of the Requisite Consents.

At September 30, 2006, the Company had approximately $269,169,000 of secured indebtedness (excluding approximately $69,073,000 of secured indebtedness of consolidated entities — see Note 2) and approximately $304,128,000 of additional secured indebtedness available to be borrowed under the Company’s credit facilities, as limited by the Company’s borrowing base formulas.

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONSOLIDATING BALANCE SHEET

September 30, 2006

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
ASSETS
Cash and cash equivalents	$—	$3,529	$7,057	$11,590	$—	$22,176
Receivables	—	14,854	23,764	409	—	39,027
Real estate inventories	—	1,457,552	1,711	192,035	—	1,651,298
Investments in and advances to unconsolidated joint ventures	—	1,736	—	—	—	1,736
Property and equipment, net	—	2,689	15,611	—	—	18,300
Deferred loan costs	—	11,022	—	—	—	11,022
Goodwill	—	5,896	—	—	—	5,896
Other assets	—	37,411	3,029	—	—	40,400
Investments in subsidiaries	614,102	83,664	8,502	—	(706,268)	—
Intercompany receivables	—	1,138	157,079	2,845	(161,062)	—

	$614,102	$1,619,491	$216,753	$206,879	$(867,330)	$1,789,895

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$—	$45,391	$498	$16,678	$—	$62,567
Accrued expenses	—	104,421	5,500	224	—	110,145
Notes payable	—	247,743	21,427	69,072	—	338,242
7 5/8% Senior Notes	—	150,000	—	—	—	150,000
10 3/4% Senior Notes	—	247,139	—	—	—	247,139
7 1/2% Senior Notes	—	150,000	—	—	—	150,000
Intercompany payables	—	159,924	1,138	—	(161,062)	—

Total liabilities	—	1,104,618	28,563	85,974	(161,062)	1,058,093
Minority interest in consolidated entities	—	—	—	—	117,700	117,700
Stockholders’ equity	614,102	514,873	188,190	120,905	(823,968)	614,102

	$614,102	$1,619,491	$216,753	$206,879	$(867,330)	$1,789,895

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONSOLIDATING STATEMENT OF INCOME

Three Months Ended September 30, 2006

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$241,894	$49,025	$64,845	$(44,516)	$311,248
Management fees	—	434	—	—	(434)	—

	—	$242,328	49,025	64,845	(44,950)	311,248

Operating costs
Cost of sales	—	(202,846)	(32,937)	(56,266)	44,950	(247,099)
Impairment loss on real estate assets	—	(14,025)	—	—	—	(14,025)
Sales and marketing	—	(13,613)	(2,540)	(1,780)	—	(17,933)
General and administrative	—	(12,849)	(40)	(3)	—	(12,892)
Other	—	—	(803)	—	—	(803)

	—	(243,333)	(36,320)	(58,049)	44,950	(292,752)

Equity in income (loss) of unconsolidated joint ventures	—	18	(239)	—	—	(221)

Income from subsidiaries	10,502	17,411	—	—	(27,913)	—

Minority equity in income of consolidated entities	—	—	—	—	(1,340)	(1,340)

Operating income	10,502	16,424	12,466	6,796	(29,253)	16,935
Financial advisory expenses	—	(42)	—	—	—	(42)
Other (expense) income, net	—	(424)	1,161	137	—	874

Income before provision for income taxes	10,502	15,958	13,627	6,933	(29,253)	17,767
Provision for income taxes	—	(7,265)	—	—	—	(7,265)

Net income	$10,502	$8,693	$13,627	$6,933	$(29,253)	$10,502

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

CONSOLIDATING STATEMENT OF INCOME

Nine Months Ended September 30, 2006

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$770,563	$141,411	$159,425	$(44,516)	$1,026,883
Management fees	—	3,372	—	—	(3,372)	—

	—	773,935	141,411	159,425	(47,888)	1,026,883

Operating costs
Cost of sales	—	(623,671)	(92,067)	(125,115)	47,888	(792,965)
Impairment loss on real estate assets	—	(14,025)	—	—	—	(14,025)
Sales and marketing	—	(35,735)	(6,407)	(5,694)	—	(47,836)
General and administrative	—	(49,150)	(140)	(23)	—	(49,313)
Other	—	—	(2,290)	—	—	(2,290)

	—	(722,581)	(100,904)	(130,832)	47,888	(906,429)

Equity in income (loss) of unconsolidated joint ventures	—	3,951	(553)	—	—	3,398

Income (loss) from subsidiaries	67,097	54,875	(40)	—	(121,932)	—

Minority equity in income of consolidated entities	—	—	—	—	(12,878)	(12,878)

Operating income	67,097	110,180	39,914	28,593	(134,810)	110,974
Financial advisory expenses	—	(3,142)	—	—	—	(3,142)
Other income, net	—	523	2,108	404	—	3,035

Income before provision for income taxes	67,097	107,561	42,022	28,997	(134,810)	110,867
Provision for income taxes	—	(43,770)	—	—	—	(43,770)

Net income	$67,097	$63,791	$42,022	$28,997	$(134,810)	$67,097

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended September 30, 2006

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating activities
Net income	$67,097	$63,791	$42,022	$28,997	$(134,810)	$67,097
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	628	1,229	—	—	1,857
Impairment loss on real estate assets	—	14,025	—	—	—	14,025
Equity in (income) loss of unconsolidated joint ventures	—	(3,951)	553	—	—	(3,398)
Distributions of income from unconsolidated joint ventures	—	1,599	1,000	—	—	2,599
Minority equity in income of consolidated entities	—	—	—	—	12,878	12,878
Equity in (earnings) loss of subsidiaries	(67,097)	(54,875)	40	—	121,932	—
State income tax refund credited to additional paid-in capital	—	10	—	—	—	10
Federal income tax refund credited to additional paid in capital	—	1,820	—	—	—	1,820
Provision for income taxes	—	43,770	—	—	—	43,770
Net changes in operating assets and liabilities:
Receivables	—	60,651	28,803	15,000	—	104,454
Intercompany receivables/payables	—	—	(43,549)	3,738	39,811	—
Real estate inventories	—	(201,800)	(511)	(1,793)	—	(204,104)
Deferred loan costs	—	1,301	—	—	—	1,301
Other assets	—	(9,343)	(766)	—	—	(10,109)
Accounts payable	—	(793)	(258)	(3,708)	—	(4,759)
Accrued expenses	—	(107,386)	(750)	(4,710)	—	(112,846)

Net cash (used in) provided by operating activities	—	(190,553)	27,813	37,524	39,811	(85,405)

Investing activities
Net change in investment in and advances to unconsolidated joint ventures	—	123	(663)	—	—	(540)
Purchases of property and equipment	—	(1,189)	(415)	—	—	(1,604)
Investments in subsidiaries	—	59,465	1,790	—	(61,255)	—
Advances to affiliates	(434)	(35,996)	—	—	36,430	—

Net cash (used in) provided by investing activities	(434)	22,403	712	—	(24,825)	(2,144)

Financing activities
Proceeds from borrowings on notes payable	—	1,003,639	504,323	52,922	—	1,560,884
Principal payments on notes payable	—	(838,174)	(530,712)	—	—	(1,368,886)
Minority interest contributions, net	—	(12,720)	—	(122,356)	—	(135,076)
Common stock issued for exercised stock options	434	—	—	—	—	434
Advances from (to) affiliates	—	—	(1,766)	16,752	(14,986)	—

Net cash provided by (used in) financing activities	434	152,745	(28,155)	(52,682)	(14,986)	57,356

Net (decrease) increase in cash and cash equivalents	—	(15,405)	370	(15,158)	—	(30,193)
Cash and cash equivalents at beginning of period	—	18,934	6,687	26,748	—	52,369

Cash and cash equivalents at end of period	$—	$3,529	$7,057	$11,590	$—	$22,176

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

Note 6 — Related Party Transactions

On October 26, 2000, the Company’s Board of Directors (with Messrs. William Lyon and William H. Lyon abstaining) approved the purchase of 579 lots for a total purchase price of $12,581,000 from an entity controlled by William Lyon and William H. Lyon. The terms of the purchase agreement provide for an initial option payment of $1,000,000 and a rolling option takedown of the lots. In addition, one-half of the net profits in excess of six percent from the development are to be paid to the seller. Phased takedowns of approximately 20 lots each were anticipated to occur at periodic intervals for each of several product types through September 2004. As of December 31, 2004, all lots were purchased under this agreement. In addition, one-half of the net profits, as defined, in excess of six percent from the development are to be paid to the seller, of which $5,711,000 has been paid through September 30, 2006. This land acquisition qualified as an affiliate transaction under the Company’s 12 1/2% Senior Notes due July 1, 2003 Indenture dated as of June 29, 1994, as amended (“Old Indenture”). Pursuant to the terms of the Old Indenture, the Company determined that the land acquisition is on terms that are no less favorable to the Company than those that would have been obtained in a comparable transaction by the Company with an unrelated person. The Company delivered to the Trustee under the Old Indenture a resolution of the Board of Directors of the Company set forth in an Officers’ Certificate certifying that the land acquisition is on terms that are no less favorable to the Company than those that would have been obtained in a comparable transaction by the Company with an unrelated person and the land acquisition was approved by a majority of the disinterested members of the Board of Directors of the Company. Further, the Company delivered to the Trustee under the Indenture a determination of value by a real estate appraisal firm which is of regional standing in the region in which the subject property is located and is MAI certified.

For the three months ended September 30, 2006 and 2005, the Company incurred reimbursable on-site labor costs of $52,000 and $28,000, respectively, for providing customer service to real estate projects developed by entities controlled by William Lyon and William H. Lyon. For the nine months ended September 30, 2006 and 2005, the Company incurred reimbursable on-site labor costs of $110,000 and $99,000, respectively, for providing customer service to real estate projects developed by entities controlled by William Lyon and William H. Lyon.

During the three and nine months ended September 30, 2006, the Company purchased land for a total purchase price of $4,273,000 from certain of the Company’s joint ventures.

For each of the three and nine months ended September 30, 2006 and 2005, the Company incurred charges of $189,000 and $566,000 respectively, related to rent on its corporate office, from a trust of which William H. Lyon is the sole beneficiary.

Effective September 1, 2004, the Company entered into an aircraft consulting and management agreement with an affiliate (the “Affiliate”) of William Lyon to operate and manage the Company’s aircraft which was placed in service effective as of September 1, 2004. The terms of the agreement provide that the Affiliate shall consult and render its advice and management services to the Company with respect to all functions necessary to the operation, maintenance and administration of the aircraft. The Company’s business plan for the aircraft includes (i) use by Company executives for traveling on Company business to the Company’s regional offices and other destinations, (ii) charter service to outside third parties and (iii) charter service to William Lyon personally. Charter services for outside third parties and William Lyon personally are contracted for at market rates. As compensation to the Affiliate for its management and consulting services under the agreement, the Company pays the Affiliate a fee equal to (i) the amount equal to 107% of compensation paid by the affiliate for the pilots supplied pursuant to the agreement, (ii) $50 per operating hour for the aircraft and (iii) $9,000 per month for hangar rent. In addition, all maintenance work, inspections and repairs performed by the Affiliate on the aircraft are charged to the Company at the Affiliate’s published rates for maintenance, inspections and repairs

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

in effect at the time such work is completed. The total compensation paid to the Affiliate under the agreement amounted to $344,000 and $592,000 for the three months ended September 30, 2006 and 2005, respectively, and $997,000 and $1,084,000, for the nine months ended September 30, 2006 and 2005, respectively.

Pursuant to the agreement above, the Company had earned revenue of $201,000 and $185,000 for charter services provided to William Lyon personally, for the three months ended September 30, 2006 and 2005, respectively, and $437,000 and $129,000 was due to the Company at September 30, 2006 and December 31, 2005, respectively, for charter services provided. In November 2006, the Company received $236,000 of the amount due to the Company from William Lyon personally. For the nine months ended September 30, 2006 and 2005, the Company had earned $392,000 and $366,000, respectively for charter services provided to General Lyon personally.

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

Note 7 — Tender Offer and Merger

On March 17, 2006, General William Lyon, Chairman of the Board and Chief Executive Officer of the Company, announced that he commenced an offer to purchase all outstanding shares of common stock of William Lyon Homes not already owned by him for $93.00 per share in cash. The expiration date for the tender offer at the time of the offer was Thursday, April 13, 2006, unless the offer were extended.

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

On March 23, 2006, the Company announced that its board of directors had formed a special committee of independent directors to consider the offer by General Lyon with the assistance of outside financial and legal advisors which the special committee retained. On April 10, 2006, General Lyon announced that he would amend his tender offer for all the outstanding shares of William Lyon Homes by increasing the offer price to $100 per share. The special committee determined that it would recommend that stockholders tender their shares in connection with the amended offer. General Lyon also extended his offer until Friday, April 21, 2006. General Lyon had also reached an agreement, subject to final court approval, to settle certain class action lawsuits that had been filed in Delaware on behalf of William Lyon Homes’ stockholders. As described below in Note 7 –Commitments and Contingencies, the Delaware Chancery Court approved the settlement on August 9, 2006. Another class action lawsuit filed in California has been stayed by the California court.

On April 24, 2006, General Lyon announced that he was extending his tender offer for all outstanding shares of William Lyon Homes not owned by him through April 28, 2006, and that he would waive the 90% condition to the offer. On May 1, 2006, General Lyon announced that he was further extending the tender offer through May 12, 2006, and that he was further amending the tender offer by increasing the offer price to $109.00 per share. All other terms and conditions of the offer remain the same, as set forth in the tender offer materials disseminated by General Lyon.

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

The Company has incurred approximately $3,142,000 in financial advisory expenses related to the tender offer which are reflected as financial advisory expenses in the accompanying consolidated statement of income.

See Note 7 for information on certain lawsuits which have been filed relating to General Lyon’s proposal.

Note 8 — Commitments and Contingencies

The Company’s commitments and contingent liabilities include the usual obligations incurred by real estate developers in the normal course of business. In the opinion of management, these matters will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Duxford Title Reinsurance Company, a wholly-owned subsidiary of the Company, provides title reinsurance to unrelated title insurers directly issuing title policies on homes sold by the Company in California, Nevada and Arizona. In February 2005, Duxford Title Reinsurance Company was notified by its title insurers that as a result of current investigations by several state insurance regulators into the large number of captive reinsurance arrangements existing in the title insurance industry, the title insurers were suspending and/or terminating their current captive reinsurance agreements with Duxford Title Reinsurance Company pending final determination from the appropriate regulatory bodies as to their permissibility or necessary modification to assure compliance with applicable law. In April 2005, in response to a subpoena issued by the California Insurance Commissioner, the Company testified in connection with the Commissioner’s investigation of captive reinsurance arrangements, including testimony that in many instances, the Company pays for the title insurance being issued. The Company has not had any further communication to date from the California Insurance Commissioner or any other state insurance regulator about this matter and does not believe that the resolution of this matter will have a material effect on the Company’s financial position, results of operations or cash flows. In November 2005, the Company was notified that the United States Department of Housing and Urban Development had instituted a formal Federal investigation of the Company in connection with its participation in captive title reinsurance arrangements. The Company has fully cooperated with the Department in its investigation. Effective as of September 15, 2006, the Company and the Department entered into a Settlement Agreement in which each desired to avoid prolonged proceedings, any further expense of investigation and/or possible litigation and to finally resolve the matter. Based on the Company’s compliance with the Settlement Agreement and with the Company not admitting liability or wrongdoing, the Department agreed to terminate its investigation and to take no enforcement action and the Company agreed to make a settlement payment of $850,000.

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

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

As of September 30, 2006, the Company had $8.2 million of outstanding irrevocable standby letters of credit to guarantee the Company’s financial obligations under certain land banking arrangements, joint venture agreements and other contractual arrangements in the normal course of business. The beneficiary may draw upon these letters of credit in the event of a contractual default by the Company relating to each respective obligation. These letters of credit have a stated term of up to two years and have varying maturities through 2007, at which time the Company may be required to renew the letters of credit to coincide with the term of the respective arrangement.

The Company also had outstanding performance and surety bonds of $271.0 million at September 30, 2006 related principally to its obligations for site improvements at various projects. The Company does not believe that draws upon these bonds, if any, will have a material effect on the Company’s financial position, results of operations or cash flows.

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

Results of Operations

Overview and Recent Results

Selected financial and operating information for the Company including its wholly-owned projects and joint ventures as of and for the periods presented is as follows:

	Three Months Ended September 30,
	2006			2005
	Wholly-Owned	Joint Ventures	Consolidated Total	Wholly-Owned	Joint Ventures	Consolidated Total
Selected Financial Information (dollars in thousands)
Homes closed	564	36	600	524	126	650

Home sales revenue	$290,349	$13,359	$303,708	$278,525	$80,226	$358,751
Cost of sales	(231,817)	(9,420)	(241,237)	(210,757)	(58,251)	(269,008)

Gross margin	$58,532	$3,939	$62,471	$67,768	$21,975	$89,743

Gross margin percentage	20.2%	29.5%	20.6%	24.3%	27.4%	25.0%

Number of homes closed
California	284	36	320	261	126	387
Arizona	144	—	144	140	—	140
Nevada	136	—	136	123	—	123

Total	564	36	600	524	126	650

Average sales price
California	$670,100	$371,100	$636,500	$726,300	$636,700	$697,200
Arizona	336,500	—	336,500	327,300	—	327,300
Nevada	379,200	—	379,200	350,700	—	350,700

Total	$514,800	$371,100	$506,200	$531,500	$636,700	$551,900

Number of net new home orders
California	317	54	371	403	120	523
Arizona	61	—	61	118	—	118
Nevada	69	—	69	193	—	193

Total	447	54	501	714	120	834

Average number of sales locations during period
California	31	6	37	22	7	29
Arizona	6	—	6	5	—	5
Nevada	12	—	12	8	—	8

Total	49	6	55	35	7	42

	As of September 30,
	2006			2005
	Wholly-Owned	Joint Ventures	Consolidated Total	Wholly-Owned	Joint Ventures	Consolidated Total
Backlog of homes sold but not closed at end of period
California	508	88	596	1,102	408	1,510
Arizona	363	—	363	499	—	499
Nevada	81	—	81	290	—	290

Total	952	88	1,040	1,891	408	2,299

Dollar amount of homes sold but not closed at end of period (dollars in thousands)
California	$352,832	$37,453	$390,285	$720,999	$213,302	$934,301
Arizona	99,470	—	99,470	174,487	—	174,487
Nevada	28,056	—	28,056	101,568	—	101,568

Total	$480,358	$37,453	$517,811	$997,054	$213,302	$1,210,356

Lots controlled at end of period
Owned lots
California	4,586	637	5,223	4,516	1,636	6,152
Arizona	4,189	2,567	6,756	3,657	367	4,024
Nevada	1,362	—	1,362	1,517	—	1,517

Total	10,137	3,204	13,341	9,690	2,003	11,693

Optioned lots(1)
California			3,171			3,296
Arizona			3,442			6,329
Nevada			1,983			2,044

Total			8,596			11,669

Total lots controlled
California			8,394			9,448
Arizona			10,198			10,353
Nevada			3,345			3,561

Total			21,937			23,362

(1)	Optioned lots may be purchased by the Company as wholly-owned projects or may be purchased by newly formed joint ventures.

	Nine Months Ended September 30,
	2006			2005
	Wholly-owned	Joint Ventures	Consolidated Total	Wholly-owned	Joint Ventures	Consolidated Total
Selected Financial Information (dollars in thousands)
Homes closed	1,709	240	1,949	1,386	342	1,728

Home sales revenue	$909,774	$107,939	$1,017,713	$743,341	$222,189	$965,530
Cost of sales	(709,329)	(75,006)	(784,335)	(549,656)	(161,286)	(710,942)

Gross margin	$200,445	$32,933	$233,378	$193,685	$60,903	$254,588

Gross margin percentage	22.0%	30.5%	22.9%	26.1%	27.4%	26.4%

Number of homes closed
California	962	240	1,202	592	342	934
Arizona	376	—	376	437	—	437
Nevada	371	—	371	357	—	357

Total	1,709	240	1,949	1,386	342	1,728

Average sales price
California	$650,900	$449,700	$610,700	$807,100	$649,700	$749,500
Arizona	374,600	—	374,600	301,900	—	301,900
Nevada	384,900	—	384,900	374,200	—	374,200

Total	$532,300	$449,700	$522,200	$536,300	$649,700	$558,800

Number of net new home orders
California	847	220	1,067	1,337	505	1,842
Arizona	343	—	343	454	—	454
Nevada	288	—	288	565	—	565

Total	1,478	220	1,698	2,356	505	2,861

Average number of sales locations during period
California	27	6	33	19	8	27
Arizona	6	—	6	6	—	6
Nevada	12	—	12	8	—	8

Total	45	6	51	33	8	41

During the last half of the fourth quarter of 2005, the Company began to experience some slowing in new orders in many of its markets, increases in cancellation rates and increasing pricing pressures from several of its competitors who initiated aggressive incentive and discounting programs. This softening in the Company’s markets has continued in 2006.

On a consolidated basis, the number of net new home orders for the three months ended September 30, 2006 decreased 39.9% to 501 homes from 834 homes for the three months ended September 30, 2005. The number of homes closed on a consolidated basis for the three months ended September 30, 2006, decreased 7.7% to 600 homes from 650 homes for the three months ended September 30, 2005. On a consolidated basis, the number of net new home orders for the nine months ended September 30, 2006 decreased 40.1% to 1,698 homes from 2,861 homes for the nine months ended September 30, 2005. The number of homes closed on a consolidated basis for the nine months ended September 30, 2006 increased 12.8% to 1,949 homes from 1,728 homes for the nine months ended September 30, 2005. On a consolidated basis, the backlog of homes sold but not closed as of September 30, 2006 was 1,040, down 54.8% from 2,299 homes a year earlier, and down 8.7% from 1,139 homes at June 30, 2006.

Homes in backlog are generally closed within three to six months. The dollar amount of backlog of homes sold but not closed on a consolidated basis as of September 30, 2006 was $517.8 million, down 57.2% from $1.210 billion as of September 30, 2005 and down 8.6% from $566.6 million as of June 30, 2006. The cancellation rate of buyers who contracted to buy a home but did not close escrow at the Company’s projects was approximately 39% during the three months ended September 30, 2006 compared to 15% during the three months ended September 30, 2005. The inventory of completed and unsold homes was 94 homes as of September 30, 2006.

The average number of sales locations during the three months ended September 30, 2006 was 55, up 31% from 42 in the comparable period a year ago, as a result of the Company’s focus begun in 2005 to increase the number of sales locations in each of its markets. The Company’s number of new home orders per average sales location decreased to 9.1 for the three months ended September 30, 2006 as compared to 19.9 for the quarter ended September 30, 2005.

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

Comparison of Three Months Ended September 30, 2006 to September 30, 2005

Consolidated operating revenue for the three months ended September 30, 2006 was $311.2 million, a decrease of $65.1 million, or 17.3% from consolidated operating revenue of $376.3 million for the three months ended September 30, 2005. Revenue from sales of wholly-owned homes increased $11.8 million, or 4.2%, to $290.3 million in the 2006 period from $278.5 million in the 2005 period. This increase was comprised of (i) an increase of $21.2 million due to an increase in the number of wholly-owned homes closed to 564 in 2006 from 524 in 2005 and (ii) a decrease of $9.4 million due to a decrease in the average sales price of wholly-owned homes closed to $514,800 in the 2006 period from $531,500 in the 2005 period. Consolidated operating revenue includes revenue from sales of joint ventures due to the adoption of Interpretation No. 46. Revenue from sales of joint venture homes decreased $66.8 million, or 83.3%, to $13.4 million in the 2006 period from $80.2 million in the 2005 period. This decrease was comprised of (i) a decrease of $9.5 million due to a decrease in the average sales price of joint venture homes closed to $371,100 in the 2006 period from $636,700 in the 2005 period and (ii) a decrease of $57.3 million due to a decrease in the number of joint venture homes closed to 36 in 2006 from 126 in 2005. Revenue from sales of lots, land and other was $7.5 million in the 2006 period compared with $17.6 million in the 2005 period, due to the sale of a golf course in one of the Company’s markets in the 2006 period compared to the bulk sale of land in certain of the Company’s markets in the 2005 period. The decrease in the average sales price of units closed in wholly-owned projects and in joint venture projects was due to a change in product mix and the softening of sales in certain of the Company’s markets.

Total operating income decreased to $16.9 million in the 2006 period from $62.4 million in the 2005 period. The excess of revenue from sales of homes over the related cost of sales (gross margin) decreased by $27.2 million to $62.5 million in the 2006 period from $89.7 million in the 2005 period primarily due to an decrease in the number of homes closed to 600 in the 2006 period from 650 in the 2005 period and a decrease in gross margin percentages to 20.6% in the 2006 period from 25.0% in the 2005 period. The decrease in period-over-period gross margin percentage primarily reflects the close out of projects with higher average gross margin percentages in 2005, a shift in product mix and the decrease in average sales prices in certain of the Company’s markets. The excess of revenue from sales of lots, land and other over the related cost of sales (gross margin) increased to $1.7 million in the 2006 period from $7.5 million in the 2005 period primarily due to the bulk sale of land in certain of the Company’s markets in the 2005 period compared to the sale of a golf course in one of the Company’s markets in the 2006 period. In addition, costs of approximately $3.5 million were incurred related to the abandonment and write-off of project pre-acquisition costs and land option deposits for certain of the Company’s potential projects in the 2006 period.

Operating costs for the three months ended September 30, 2006 included an impairment loss on real estate assets of $14.0 million. The impairment was primarily attributable to slower than anticipated home sales and lower than anticipated net revenue due to softening market conditions. Accordingly, the real estate assets were written-down to their estimated fair value.

Sales and marketing expense increased by $5.5 million to $17.9 million in the 2006 period from $12.4 million in the 2005 period primarily due to an increase of $3.1 million in advertising costs to $6.6 million in the 2006 period from $3.5 million in the 2005 period and an increase of $1.6 million in direct selling expenses to $8.8 million in the 2006 period from $7.2 million in the 2005 period. The increase in advertising costs is attributable to the softening in the Company’s markets which began in 2005 and is continuing into 2006 which has caused the Company to aggressively increase its marketing efforts in order to compete in markets where the demand for homes has decreased significantly. The increase in direct selling expenses is caused by the increase in outside broker costs of $1.8 million to $4.3 million in the 2006 period from $2.5 million in the 2005 period. General and administrative expenses decreased by $8.6 million to $12.9 million in the 2006 period from $21.5 million in the 2005 period, primarily as a result of a decrease of $10.4 million in bonus expense to $3.4 million in the 2006 period from $13.8 million in the 2005 period due to decreased levels of pre-tax, pre-bonus income, offset by an increase of $1.2 million in salaries and related benefits as a result of increased personnel levels. Selling, general and administrative expense as a percentage of home sales revenue was 10.1% in the 2006 period compared to 9.5% in the 2005 period. Other operating costs consist of operating losses realized by golf course operations at certain of the Company’s projects which increased to $0.8 million in the 2006 period compared to $0.6 million in the 2005 period. Equity in (loss) income from unconsolidated joint ventures decreased to a loss of $0.02 million in the 2006 period from income of $4.7 million in the 2005 period. Minority equity in income of consolidated entities decreased to $1.3 million in the 2006 period from $5.1 million in the 2005 period, primarily due to a decrease in the number of joint venture homes closed to 36 in the 2006 period from 126 in 2005.

The Company incurred financial advisory expenses of $0.04 million in the 2006 period with no comparable amount in the 2005 period due to the tender offer described in “Item 2—Tender Offer and Merger”.

Total interest incurred increased to $21.8 million in the 2006 period from $19.7 million in the 2005 period, primarily as a result of an increase in the average principal balance of debt outstanding and an increase in interest rates. All interest incurred was capitalized in the 2006 and 2005 periods.

As a result of the factors outlined above, net income decreased to $10.5 million in the 2006 period from $38.1 million in the 2005 period.

Comparison of Nine Months Ended September 30, 2006 to September 30, 2005

Consolidated operating revenue for the nine months ended September 30, 2006 was $1.027 billion, a slight decrease of $4.0 million from consolidated operating revenue of $1.031 billion for the nine months ended September 30, 2005. Revenue from sales of wholly-owned homes increased $166.5 million, or 22.4%, to $909.8 million in the 2006 period from $743.3 million in the 2005 period. This increase was comprised of (i) an increase of $173.2 million due to an increase in the number of wholly-owned homes closed to 1,709 in 2006 from 1,386 in 2005 and (ii) a decrease of $6.7 million due to a decrease in the average sales price of wholly-owned homes closed to $532,300 in the 2006 period from $536,300 in the 2005 period. Consolidated operating revenue includes revenue from sales of joint ventures due to the adoption of Interpretation No. 46. Revenue from sales of joint venture homes decreased $114.3 million, or 51.4%, to $107.9 million in the 2006 period from $222.2 million in the 2005 period. This decrease was comprised of (i) a decrease of $48.0 million due to a decrease in the average sales price of joint venture homes closed to $449,700 in the 2006 period from $649,700 in the 2005 period and (ii) a decrease of $66.3 million due to a decrease in the number of joint venture homes closed to 240 in 2006 from 342 in 2005. Revenue from sales of lots, land and other was $9.2 million in the 2006 period compared with $65.0 million in the 2005 period, due to the timing of bulk sales of land in certain of the

Company’s markets in the 2005 period compared to the sale of a golf course in one of the Company’s markets in the 2006 period. The decrease in the average sales price of units closed in wholly-owned projects and in joint venture projects was due to a change in product mix and the softening of sales in certain of the Company’s markets.

Total operating income decreased to $111.0 million in the 2006 period from $171.7 million in the 2005 period. The excess of revenue from sales of homes over the related cost of sales (gross margin) decreased by $21.2 million to $233.4 million in the 2006 period from $254.6 million in the 2005 period primarily due to an increase in the number of homes closed to 1,949 in the 2006 period from 1,728 in the 2005 period, offset by a decrease in gross margin percentages to 22.9% in the 2006 period from 26.4% in the 2005 period. The decrease in period-over-period gross margin percentage primarily reflects the close out of projects with higher average gross margin percentages in 2005, a shift in product mix and the decrease in average sales prices in certain of the Company’s markets. The excess of revenue from sales of lots, land and other over the related cost of sales (gross margin) decreased to $0.5 million in the 2006 period from $31.1 million in the 2005 period primarily due to the bulk sale of land in certain of the Company’s markets in the 2005 period with only minor transactions in the 2006 period and the sale of a golf course in one of the Company’s markets in the 2006 period. In addition, $5.4 million of costs were incurred related to the abandonment and write-off of project pre-acquisition costs and land option deposits for certain of the Company’s potential projects in the 2006 period.

Operating costs for the nine months ended September 30, 2006 included an impairment loss on real estate assets of $14.0 million. The impairment was primarily attributable to slower than anticipated home sales and lower than anticipated net revenue due to softening market conditions. Accordingly, the real estate assets were written-down to their estimated fair value.

Sales and marketing expense increased by $11.0 million to $47.8 million in the 2006 period from $36.8 million in the 2005 period primarily due to an increase of $7.1 million in advertising costs to $17.3 million in the 2006 period from $10.2 million in the 2005 period and an increase of $2.8 million in direct selling expenses to $23.9 million in the 2006 period from $21.1 million in the 2005 period. The increase in advertising costs is attributable to the softening in the Company’s markets which began in 2005 and is continuing into 2006 which has caused the Company to aggressively increase its marketing efforts in order to compete in markets where the demand for homes has decreased significantly. The increase in direct selling expenses is caused by the increase in the number of homes closed to 1,949 in the 2006 period from 1,728 in the 2005 period and an increase in outside broker costs of $2.1 million to $10.1 million in the 2006 period from $8.0 million in the 2005 period. General and administrative expenses decreased by $13.6 million to $49.3 million in the 2006 period from $62.9 million in the 2005 period, primarily as a result of a decrease of $16.2 million in bonus expense to $21.1 million in the 2006 period from $37.3 million in the 2005 period due to decreased levels of pre-tax, pre-bonus income, offset by an increase of $2.9 million in salaries and related benefits as a result of increased personnel levels. Selling, general and administrative expense as a percentage of home sales revenue was 9.5% in the 2006 period compared to 10.3% in the 2005 period. Other operating costs consist of operating losses realized by golf course operations at certain of the Company’s projects which increased to $2.3 million in the 2006 period compared to $1.8 million in the 2005 period. Equity in (loss) income from unconsolidated joint ventures decreased to income of $3.4 million in the 2006 period from income of $4.5 million in the 2005 period. Minority equity in income of consolidated entities decreased to $12.9 million in the 2006 period from $17.0 million in the 2005 period, primarily due to a decrease in the number of joint venture homes closed to 240 in the 2006 period from 342 in 2005.

The Company incurred financial advisory expenses of $3.1 million in the 2006 period compared with $2.2 million in the 2005 period due to the tender offer described in “Item 2—Tender Offer and Merger”.

Total interest incurred increased to $61.1 million in the 2006 period from $52.1 million in the 2005 period, primarily as a result of an increase in the average principal balance of debt outstanding and an increase in interest rates. All interest incurred was capitalized in the 2006 and 2005 periods.

As a result of the factors outlined above, net income decreased to $67.1 million in the 2006 period from $102.7 million in the 2005 period.

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

On August 16, 2006, the Company announced that California Lyon intended to withdraw from listing on the New York Stock Exchange the 10 3/4% Senior Notes and the 7 1/2% Senior Notes. Due to the recent termination of registration of the Company’s common stock (see Note 7), the Company wished to eliminate the administrative cost associated with maintaining the listings of the senior notes. Following the delisting, California Lyon is seeking to terminate the registration of all senior notes under the Securities Exchange Act of 1934, which is expected to occur prior to or on November 27, 2006. California Lyon expects that, following delisting, all series of senior notes will trade in The PORTAL Market.

On September 11, 2006, the Company announced the commencement of a consent solicitation by California Lyon relating to the Senior Notes.

Pursuant to the consent solicitation, California Lyon was requesting that holders of the Senior Notes as of September 8, 2006, the record date for the consent solicitation (“holders of record”), consent to certain proposed amendments to the indentures governing the senior notes. California Lyon was seeking the consents of the holders of its Senior Notes to amend the reporting requirements of the indentures governing the Senior Notes that require filing quarterly, annual and current reports with the Securities and Exchange Commission. California Lyon would have agreed to continue to supply quarterly and annual financial information, annual accountants’ reports and current reports to holders of the Senior Notes and to post those items on a secured transmission system.

In addition, the Company is currently considering making a Subchapter S election to facilitate tax planning. In connection with the contemplated Subchapter S election, California Lyon was seeking the consents of the holders of its Senior Notes to amend the restricted payments covenant to permit distribution to the Company’s shareholders of amounts corresponding to the shareholders’ tax liabilities arising from ownership of the Company’s common stock.

The consent solicitation was conditioned on the receipt of consents from holders of record of at least a majority in aggregate principal amount of each of the three series of outstanding notes (the “Requisite Consents”) and was due to expire on Friday September 22, 2006.

The consent solicitation was extended on September 25, 2006 to expire on October 2, 2006, was further extended on October 3, 2006 to expire on October 10, 2006, and was further extended on October 11, 2006 to expire on October 17, 2006, upon which date it expired without the receipt of the Requisite Consents.

At September 30, 2006, the Company had approximately $269.2 million of secured indebtedness, (excluding approximately $69.1 million of secured indebtedness of consolidated entities) and approximately $304.1 million of additional secured indebtedness available to be borrowed under the Company’s credit facilities, as limited by the Company’s borrowing base formulas.

Revolving Credit Facilities

As of September 30, 2006, the Company has seven revolving credit facilities which have an aggregate maximum loan commitment of $560.0 million, (including one facility of $150.0 million, one of $100.0 million, one of $90.0 million, one of $70.0 million and three of $50.0 million each), and mature at various dates through 2008. The revolving credit facilities have similar characteristics. The Company may borrow amounts, subject to applicable borrowing base and concentration limitations, as defined. During the last year of the term of each facility, the commitment amount will decrease ratably until the commitment under each facility is reduced to zero by the final maturity date, as defined in each respective agreement.

Availability under each credit facility is subject not only to the maximum amount committed under the respective facility, but also to both various borrowing base and concentration limitations. The borrowing base limits lender advances to certain agreed percentages of asset value. The allowed percentage generally increases as the asset progresses from land under development to residence subject to contract of sale. Advances for each type of collateral become due in whole or in part, subject to possible re-borrowing, and/or the collateral becomes excluded from the borrowing base, after a specified period or earlier upon sale. Concentration limitations further restrict availability under the credit facilities. The effect of these borrowing base and concentration limitations essentially is to mandate minimum levels of the Company’s investment in a project, with higher percentages of investment required at earlier phases of a project, and with greater absolute dollar amounts of investment required as a project progresses. Each revolving credit facility is secured by deeds of trust on the real property and improvements thereon owned by the Company in the subdivision project(s) approved by the respective lender, as well as pledges of all net sale proceeds, related contracts and other ancillary property. Also, each credit facility includes financial covenants, which may limit the amount that may be borrowed thereunder. Outstanding advances bear interest at various rates, which approximate the prime rate. As of September 30, 2006,

$216.4 million was outstanding under these credit facilities, with a weighted-average interest rate of 7.777%, and the undrawn availability was $304.1 million as limited by the borrowing base formulas. Interest on the revolving credit facilities is calculated on the average, outstanding daily balance and is paid following the end of each month. During the three and nine months ended September 30, 2006, the Company borrowed $315.7 million and $1.004 billion and repaid $262.1 million and $837.1 million, respectively under these facilities. The maximum amount outstanding was $216.4 million and the weighted average borrowings were $194.7 million during the nine months ended September 30, 2006. Interest incurred on the revolving credit facilities for the three and nine months ended September 30, 2006 was $3.9 million and $9.3 million, respectively. The Company routinely makes borrowings under its revolving credit facilities in the ordinary course of business within the maximum aggregate loan commitment amounts to fund its operations, including its land acquisition and home building activities, and repays such borrowings, as required by the credit facilities, with the net sales proceeds of sales of the real property, including homes, which secure the applicable credit facility.

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

As of and for the period ending September 30, 2006, the Company is in compliance with these covenants.

Construction Notes Payable

At September 30, 2006, the Company had construction notes payable on certain consolidated entities amounting to $69.1 million. The construction notes have various maturity dates and bear interest at rates ranging from 3% to prime plus 2.0% at September 30, 2006. Interest is calculated on the average daily balance and is paid following the end of each month.

Seller Financing

At September 30, 2006, the Company had $31.3 million of notes payable outstanding related to land acquisitions for which seller financing was provided. The seller financing notes are due at various dates through March 2008 and bear interest at rates ranging from 9.0% to 12.0% at September 30, 2006. Interest is calculated on the average principal balance outstanding and is accrued and paid when the financing is repaid.

Revolving Mortgage Warehouse Credit Facilities

The Company, through its mortgage subsidiary and one of its unconsolidated joint ventures, has entered into two revolving mortgage warehouse credit facilities with banks to fund its mortgage origination operations. The original credit facility, which matures in May 2007, provides for revolving loans of up to $30.0 million outstanding, $20.0 million of which is committed (lender obligated to lend if stated conditions are satisfied) and $10.0 million is not committed (lender advances are optional even if stated conditions are otherwise satisfied). However, as in the past the Company expects the maturity to be extended by the lender at each maturity date for an additional year. The Company’s mortgage subsidiary and one of its unconsolidated joint ventures entered into an additional $50.0 million credit facility which matures in November 2006. However, as in the past the Company expects the maturity to be extended by the lender at each maturity date for an additional year. Mortgage loans are generally held for a short period of time and are typically sold to investors within 7 to 15 days following funding. The facilities are secured by substantially all of the assets of each of the borrowers, including the mortgage loans held for sale, all rights of each of the borrowers with respect to contractual obligations of third party investors to purchase such mortgage loans, and all proceeds of sale of such mortgage loans. The facilities, which have LIBOR based pricing, also contain certain financial covenants requiring the borrowers to maintain minimum tangible net worth, leverage, profitability and liquidity. These facilities are non-recourse and are not guaranteed by the Company. At September 30, 2006 the outstanding balance under these facilities was $21.4 million.

Land Banking Arrangements

The Company enters into purchase agreements with various land sellers. In some instances, and as a method of acquiring land in staged takedowns, thereby minimizing the use of funds from the Company’s revolving credit facilities and other corporate financing sources and limiting the Company’s risk, the Company transfers its right in such purchase agreements to entities owned by third parties (land banking arrangements). These entities use equity contributions and/or incur debt to finance the acquisition and development of the lots. The entities grant the Company an option to acquire lots in staged takedowns. In consideration for this option, the Company makes a non-refundable deposit of 15% to 20% of the total purchase price. Additionally, the Company may be subject to other penalties if lots are not acquired. The Company is under no obligation to purchase the balance of the lots, but would forfeit remaining deposits and be subject to penalties if the lots were not purchased. The Company does not have legal title to these entities or their assets and has not guaranteed their liabilities. These land banking arrangements help the Company manage the financial and market risk associated with land holdings. The use of these land banking arrangements is dependent on, among other things, the availability of capital to the option provider, general housing market conditions and geographic preferences. As described in Note 2 of “Notes to Consolidated Financial Statements”, Interpretation No. 46, requires the consolidation of the assets, liabilities and operations of four of the Company’s land banking arrangements including, as of September 30, 2006, real estate inventories of $73.7 million. The Company participates in two land banking arrangements, which are not VIEs in accordance with Interpretation No. 46, and are not consolidated as of September 30, 2006 and December 31, 2005. The deposits related to these two land banking arrangements have been recorded in the accompanying consolidated balance sheet.

During the year ended December 31, 2005, the Company and an unaffiliated party formed a limited liability company (the “LLC”) for the purpose of acquiring 222 acres in the city of Pittsburg, California and developing the land into 533 residential home sites. The LLC was determined to be a variable interest entity and is consolidated in the accompanying consolidated balance sheet. During the three and nine months ended September 30, 2006, the LLC sold 287 lots to the Company for a purchase price of $43.3 million. The lots were acquired through two land banking arrangements which have been determined to be VIEs and are consolidated in the accompanying consolidated balance sheet. The lots will be purchased from the two consolidated land banking arrangements on staged take-downs through 2008. Information pertaining to the two consolidated land banking arrangements is included in the table below. The intercompany land sales and related profits have been eliminated in consolidation.

Summary information with respect to the Company’s consolidated and unconsolidated land banking arrangements is as follows as of September 30, 2006 (dollars in thousands):

	Consolidated	Unconsolidated
Total number of land banking arrangements	4	2

Total number of lots	452	1,155

Total purchase price	$97,851	$240,783

Balance of lots still under option and not purchased:
Number of lots	409	644

Purchase price	$78,047	$177,914

Forfeited deposits and penalties if lots were not purchased	$8,577	$30,275

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

As of September 30, 2006, the Company’s investment in and advances to unconsolidated joint ventures was $1.7 million and the venture partners’ investment in such joint ventures was $1.2 million. As of September 30, 2006, these joint ventures had obtained financing from construction lenders which amounted to $39.5 million of outstanding indebtedness.

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

Cash Flows — Comparison of Nine Months Ended September 30, 2006 to Nine Months Ended September 30, 2005

Net cash used in operating activities decreased to $85.4 million in the 2006 period from $273.9 million in the 2005 period. The change was primarily as a result of (i) decreased expenditures in real estate inventories to $204.1 million in the 2006 period from $399.4 million in the 2005 period, (ii) an increase in net changes in accrued expenses to a decrease of $112.8 million in the 2006 period from a decrease of $86.5 million in the 2005 period, (iii) an increase in net changes in receivables to an increase of $104.5 million in the 2006 period from an increase of $3.6 million in the 2005 period, (iv) a decrease in provision for income taxes to $43.8 million in the 2006 period from $67.0 million in the 2005 period, (v) impairment loss on real estate assets of $14.0 million in the 2006 period with no comparable amount in the 2005 period, and (vi) a decrease in net income to $67.1 million in the 2006 period from $102.7 million in the 2005 period. The decrease in real estate inventories is primarily attributable to a decrease in land acquisitions during the 2006 period. The softening in the Company’s markets which began in 2005 and is continuing into 2006 has decreased the amount of land acquisitions by the Company during the 2006 period. The increase in net changes in accrued expenses is primarily attributable to a net decrease in income taxes payable of $32.7 million during the 2006 period from a balance of $35.5 million as of December 31, 2005 compared to $2.8 million as of September 30, 2006 and a net decrease in accrued bonus expense of $35.1 million during the 2006 period, from a balance of $71.8 million as of December 31, 2005 compared to $36.7 million as of September 30, 2006. Comparatively, during the 2005 period, the net decrease in income taxes payable was $25.6 million in the 2005 period, from a balance of $31.0 million as of December 31, 2004 compared to a balance of $5.4 million as of September 30, 2005 and a net decrease in accrued bonus expense of $8.4 million from a balance of $59.6 million as of December 31, 2004 compared to a balance of $51.2 million as of June 30, 2005. The changes identified above during the first nine months of the periods ending September 30, 2006 and 2005 are recurring in nature and are attributable to the timing of bonus payments and estimated income tax payments made, offset by normal accruals for the period. The increase in net changes in receivables is attributable to a decrease in escrow proceeds receivable of $77.4 million during the 2006 period, from a balance of $84.3 million as of December 31, 2005 to a balance of $5.9 million as of September 30, 2006 compared to a net decrease of $0.2 million during the 2005 period, from a balance of $15.0 million as of December 31, 2004 to a balance of $14.8 million as of September 30, 2005. The large balance as of December 31, 2005 and 2004 was temporary in nature and primarily due to a significant increase in the number of homes closed in the last five days of the year to 254 in 2005 from 157 in 2004 where the homes had closed escrow but the Company had not yet received the funds from the escrow and title companies. The entire balance of escrow proceeds receivable at December 31, 2005 and 2004 was collected within the first few days of the following period. The remaining increase in the change in receivables is primarily attributable to a net decrease in first trust deed mortgage notes receivables of $26.4 million during the 2006 period to $21.4 million as of September 30, 2006 from $47.8 million as of December 31, 2005 compared to a net increase of $4.5 million during the 2005 period to $13.8 million as of September 30, 2005 from 9.3 million as of December 31, 2004. This increase was also attributable to the significant increase in the number of homes closed in the last week of the year in 2005 as compared to 2004 as described above. Substantially all of the balance of first trust deed mortgage notes receivables was collected in the first few days of January 2006 and 2005 when the loans were sold to third party investors.

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

Net cash (used in) provided by investing activities decreased to a use of $2.1 million in the 2006 period from a source of $17.1 million in the 2005 period. The change was primarily as a result of a decrease in net (contributions) distributions of capital from unconsolidated joint ventures to net contributions of $0.1 million in the 2006 period from net distributions of $20.4 million in the 2005 period.

Net cash provided by financing activities decreased to $57.4 million in the 2006 period from $194.1 million in the 2005 period, primarily as a result of minority interest distributions of $135.1 million in the 2006 period compared to minority interest contributions of $16.6 million in the 2005 period and an increase in net borrowings on notes payable to $192.0 million in the 2006 period from $177.2 million in the 2005 period.

Off-Balance Sheet Arrangements

The Company enters into certain off-balance sheet arrangements including joint venture financing, option arrangements, land banking arrangements and variable interests in consolidated and unconsolidated entities. These arrangements are more fully described above and in Notes 2, 4 and 8 to Consolidated Financial Statements. In addition, the Company is party to certain contractual obligations, including land purchases and project commitments, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Description of Projects

The Company’s homebuilding projects usually take two to five years to develop. The following table presents project information relating to each of the Company’s homebuilding divisions.

Project (County) Product	Year of First Delivery	Estimated Number of Homes at Completion(1)	Units Closed as of September 30, 2006	Backlog at September 30, 2006(2)(3)	Lots Owned as of September 30, 2006(4)	Homes Closed for the Nine Months Ended September 30, 2006	Sales Price Range(5)

SOUTHERN CALIFORNIA COASTAL REGION
ORANGE COUNTY DIVISION
Wholly-Owned:
Mirador at Talega, San Clemente	2004	76	75	1	1	22	$1,115,000—1,270,000
Ambridge at Quail Hill, Irvine	2004	128	128	0	0	8	$500,000—570,000
Lombard Court, Irvine	2005	150	129	21	21	60	$445,000—633,000
Garland Park, Irvine	2005	166	147	16	19	47	$579,000—717,000
Seacove at the Waterfront, Huntington Beach	2004	106	106	0	0	8	$802,000—995,000
Floralisa, San Juan Capistrano	2005	80	48	5	32	38	$1,310,000—1,410,000
Estrella Rosa, San Juan Capistrano	2006	40	6	19	34	6	$1,675,000—1,725,000
Amarante, Ladera Ranch	2005	53	49	4	4	5	$965,000—1,060,000
Amarante II, Ladera Ranch	2006	18	9	8	9	9	$1,056,000—1,140,000
Bellataire, Ladera Ranch	2005	52	43	7	9	0	$1,220,000—1,260,000
Bellataire II, Ladera Ranch	2006	23	14	7	9	14	$1,195,000—1,230,000
Tamarisk, Irvine	2005	113	113	0	0	49	$555,000—610,000
San Carlos, Irvine	2007	152	0	16	20	0	$445,000—615,000
Alora, San Clemente	2007	49	0	0	17	0	$1,285,000—1,410,000
Columbus Grove, Irvine:
Lantana	2006	102	29	6	73	29	$900,000—1,015,000
Kensington	2006	63	0	26	63	0	$740,000—850,000
Clarendon	2007	102	0	20	102	0	$620,000—660,000
Astoria(6)	2007	102	0	7	98	0	$975,000—1,120,000
Kensington II	2007	60	0	0	60	0	$740,000—850,000
Cambridge Lane	2007	156	0	0	156	0	$425,000—530,000
Ainsley Park	2007	84	0	0	84	0	$690,000—810,000
Ciara(6)	2007	67	0	16	67	0	$1,225,000—1,375,000
Verandas	2007	97	0	0	97	0	$730,000—850,000

TOTAL ORANGE COUNTY		2,039	896	179	975	295

LOS ANGELES DIVISION
Wholly-Owned:
Meridian Hills, Moorpark:
Ashford	2006	113	0	11	113	0	$850,000—975,000
Marquis	2006	135	0	13	135	0	$890,000—1,070,000
Brighton (Affordable)	2007	17	0	0	17	0	$105,000—272,000

TOTAL LOS ANGELES		265	0	24	265	0

SAN DIEGO DIVISION
Wholly-Owned:
Promenade North, San Diego	2006	168	0	6	168	0	$419,000—490,000
Alcala at Del Sur, San Diego	2005	83	16	13	67	16	$773,000—795,000
Altair, Santee	2008	85	0	0	85	0	$444,000—505,000
Maybeck, San Diego	2006	120	0	0	120	0	$716,000—761,000
Sunset Cove, San Diego	2007	77	0	0	77	0	$803,000—875,000
Levanto, San Diego	2008	100	0	0	100	0	$432,000—540,000

Total Wholly-Owned:		633	16	19	617	16

Project (County) Product	Year of First Delivery	Estimated Number of Homes at Completion(1)	Units Closed as of September 30, 2006	Backlog at September 30, 2006(2)(3)	Lots Owned as of September 30, 2006(4)	Homes Closed for the Nine Months Ended September 30, 2006	Sales Price Range(5)
Joint Ventures:
Ravenna, San Diego	2005	199	122	34	77	74	$471,000—513,000
Amante, San Diego	2005	127	90	14	37	25	$561,000—631,000
Treviso, San Diego	2005	186	86	8	100	51	$386,000—526,000
Belleza at San Miguel Village, Chula Vista	2005	195	165	18	30	43	$360,000—440,000

Total Joint Ventures:		707	463	74	244	193

TOTAL SAN DIEGO		1,340	479	93	861	209

SOUTHERN CALIFORNIA COASTAL REGION COMBINED TOTAL
Wholly-Owned		2,937	912	222	1,857	311
Joint Ventures		707	463	74	244	193

		3,644	1,375	296	2,101	504

NORTHERN CALIFORNIA REGION
BAY AREA/CENTRAL VALLEY DIVISION
Wholly-Owned:
Contra Costa County
Bayside, Hercules, Seagate	2005	96	66	13	30	38	$615,000—727,000
Wavecrest	2005	76	76	0	0	38	$724,000—776,000
Rivergate Laurels, Antioch	2005	69	69	0	0	0	$500,000—573,000
Rivergate II, Antioch	2006	98	23	8	75	23	$548,000—658,000
Vista Del Mar, Pittsburgh
Vineyard(6)	2007	162	0	0	162	0	$686,000—741,000
Victory(6)	2007	125	0	0	125	0	$706,000—806,000
Estates Custom Lots	2007	12	0	0	12	0	$144,000—400,000
San Joaquin County
Seasons, Stockton	2005	145	130	1	15	47	$473,000—533,000
Santa Clara County
Baton Rouge, San Jose	2005	91	91	0	0	46	$536,000—661,000
Stanislaus County
Falling Leaf, Modesto
Trails	2006	100	0	2	100	0	$355,000—430,000
Groves	2006	131	0	3	131	0	$330,000—390,000
Meadows	2006	83	0	6	83	0	$456,000—521,000

Total Wholly-Owned		1,188	455	33	733	192

Joint Ventures:
Contra Costa County
Vista Del Mar, Pittsburgh
Villages	2007	102	0	0	102	0	$298,000—524,000
Venue	2007	132	0	0	132	0	$353,000—658,000

Total Joint Ventures:		234	0	0	234	0

TOTAL BAY AREA/CENTRAL VALLEY		1,422	455	33	967	192

SACRAMENTO DIVISION
Wholly-Owned:
San Joaquin County
Ironwood II, Lathrop	2003	88	86	1	2	1	$276,000—317,000
Ironwood III, Lathrop	2005	109	87	18	22	16	$492,000—571,000
Placer County

Project (County) Product	Year of First Delivery	Estimated Number of Homes at Completion(1)	Units Closed as of September 30, 2006	Backlog at September 30, 2006(2)(3)	Lots Owned as of September 30, 2006(4)	Homes Closed for the Period Ended September 30, 2006	Sales Price Range(5)
Shady Lane at Whitney Ranch Rocklin	2006	96	13	4	83	13	$455,000—465,000
Twin Oaks at Whitney Ranch Rocklin	2006	92	0	6	92	0	$634,000—666,000
Sacramento County
Verona at Anatolia, Rancho Cordova	2005	79	36	4	43	27	$500,000—525,000
Fair Oaks	2007	190	0	0	190	0	$399,000—417,000

Total Wholly-Owned:		654	222	33	432	57

Joint Ventures:
Sacramento County
Big Horn, Elk Grove
Plaza Walk	2005	106	44	2	62	23	$361,000—421,000
Gallery Walk	2005	149	52	12	97	24	$230,000—361,000

Total Joint Ventures		255	96	14	159	47

TOTAL SACRAMENTO		909	318	47	591	104

NORTHERN CALIFORNIA REGION COMBINED TOTAL
Wholly-Owned		1,842	677	66	1,165	249
Joint Ventures		489	96	14	393	47

		2,331	773	80	1,558	296

INLAND EMPIRE REGION
Wholly-Owned:
Riverside County
Heartland, North Corona
Homestead	2005	109	106	2	3	62	$578,000—665,000
Almont	2006	91	65	19	26	65	$492,000—568,000
Parkside, Corona	2007	122	0	24	122	0	$578,000—678,000
Serafina, North Corona	2007	314	0	74	314	0	$317,000—413,000
Bridle Creek, Corona	2003	274	174	20	100	2	$693,000—870,000
Sequoia at Wolf Creek, Temecula	2005	125	75	13	50	61	$392,000—438,000
Savannah at Harveston Ranch, Temecula	2005	162	57	17	105	57	$334,000—386,000
San Bernardino County
The Peaks at Citrus Heights, Fontana	2005	150	116	16	34	44	$597,000—680,000
Adelina, Fontana(6)	2007	109	0	0	109	0	$350,000—405,000
Rosabella, Fontana	2007	114	0	0	114	0	$405,000—440,000
Amador, Rancho Cucamonga	2007	99	0	0	99	0	$375,000—447,000
Vintner’s Grove, Rancho Cucamonga
SFD	2008	78	0	0	78	0	$535,000—625,000
Triplex	2008	78	0	0	78	0	$405,000—475,000
Chapman Heights, Yucaipa:
Braeburn	2005	113	47	14	47	28	$569,000—609,000
Crofton	2005	140	73	8	67	53	$443,000—473,000
Westland	2005	79	59	13	20	30	$498,000—521,000
Vista Bella	2006	108	0	0	108	0	$300,000—325,000
Redcort	2006	90	0	0	90	0	$330,000—356,000

INLAND EMPIRE REGION COMBINED TOTAL		2,355	772	220	1,564	402

Project (County) Product	Year of First Delivery	Estimated Number of Homes at Completion(1)	Units Closed as of September 30, 2006	Backlog at September 30, 2006(2)(3)	Lots Owned as of September 30, 2006(4)	Homes Closed for the Nine Months Ended September 30, 2006	Sales Price Range(5)
ARIZONA REGION
Wholly-Owned:
Maricopa County
Gateway Crossing, Gilbert
Oakcrest	2003	236	236	0	0	1	$252,000—320,000
Woodridge	2003	165	165	0	0	1	$292,000—355,000
Sonoran Foothills, Phoenix
Desert Crown	2004	124	120	2	4	35	$440,000—536,000
Desert Sierra	2004	212	209	1	3	88	$249,000—305,000
Copper Canyon Ranch, Surprise
Rancho Vistas	2004	212	211	0	1	18	$490,000—592,000
Sunset Point	2004	282	220	33	62	89	$287,000—379,000
El Sendero Hills	2004	188	163	10	25	61	$377,000—467,000
Talavera, Phoenix	2006	134	13	88	121	13	$256,000—330,000
Coldwater Ranch, Maricopa County	2008	368	0	0	368	0	$194,000—262,000
Collin’s Creek, Phoenix	2007	126	0	0	126	0	$210,000—225,000
Lehi Crossing, Mesa	2007	805	0	0	113	0
Rancho Mercado, Phoenix	2008	1,865	0	0	1,865	0	$226,000—307,000
Lyon’s Gate, Gilbert:
Pride	2006	548	32	129	516	32	$232,000—256,000
Savanna	2006	174	20	47	154	20	$249,000—340,000
Sahara	2006	169	18	53	151	18	$318,000—399,000
Future Products	2007	680	0	0	680	0

Total Wholly-Owned:		6,288	1,407	363	4,189	376

Joint Ventures:
Maricopa County
Hastings Property, Queen Creek	2007	822	0	0	822	0	$199,000—290,000
Circle G at the Church Farm North	2007	1,745	0	0	1,745	0	$259,000—402,000

Total Joint Ventures:		2,567	0	0	2,567	0

ARIZONA REGION TOTAL		8,855	1,407	363	6,756	376

NEVADA REGION
Wholly-Owned:
Clark County
Summerlin, Las Vegas
Granada	2004	144	139	3	5	34	$446,000—511,000
The Lyon Collection	2005	79	63	4	16	30	$624,000—659,000
Kingwood	2006	100	21	3	79	21	$435,000—521,000
North Las Vegas
The Classics	2003	227	224	1	3	4	$290,000—315,000
The Cottages	2004	360	259	8	101	50	$232,000—262,000
La Tierra	2006	67	19	5	48	19	$315,000—345,000
Tierra Este	2007	126	0	0	126	0	$324,000—355,000
Carson Ranch, Las Vegas
West Series I	2005	71	67	0	4	25	$395,000—430,000
West Series II	2005	59	22	4	37	21	$456,000—511,000
East Series I	2007	103	13	6	90	13	$395,000—430,000
East Series II	2006	58	0	0	58	0	$470,000—518,000

Project (County) Product	Year of First Delivery	Estimated Number of Homes at Completion(1)	Units Closed as of September 30, 2006	Backlog at September 30, 2006(2)(3)	Lots Owned as of September 30, 2006(4)	Homes Closed for the Nine Months Ended September 30, 2006	Sales Price Range(5)
West Park, Las Vegas
Villas	2006	191	3	7	188	3	$320,000—355,000
Courtyards	2006	113	2	5	111	2	$380,000—430,000
Mesa Canyon, Las Vegas	2008	49	0	0	49	0	$429,000—467,000
The Lyon Estates, Las Vegas	2008	138	0	0	138	0	$635,000—700,000
Mountain Falls, Pahrump:
Cascata	2005	147	113	18	34	59	$216,000—238,000
Tramonto	2005	212	121	11	91	55	$266,000—301,000
Bella Sera	2005	129	63	5	66	35	$322,000—362,000
Ancora	2007	118	0	1	118	0	$216,000—239,000

NEVADA REGION TOTAL		2,491	1,129	81	1,362	371

GRAND TOTALS:
Wholly-Owned		16,099	4,897	952	10,137	1,709
Joint Ventures		3,763	559	88	3,204	240

		19,862	5,456	1,040	13,341	1,949

(1)	The estimated number of homes to be built at completion is subject to change, and there can be no assurance that the Company will build these homes.
(2)	Backlog consists of homes sold under sales contracts that have not yet closed, and there can be no assurance that closings of sold homes will occur.
(3)	Of the total homes subject to pending sales contracts as of September 30, 2006, 1,015 represent homes completed or under construction and 25 represent homes not yet under construction.
(4)	Lots owned as of September 30, 2006 include lots in backlog at September 30, 2006.
(5)	Sales price range reflects base price only and excludes any lot premium, buyer incentive and buyer selected options, which vary from project to project.
(6)	All or a portion of the lots in this project are not owned as of September 30, 2006. The Company consolidated the purchase price of the lots in accordance with Interpretation No. 46, and considers the lots owned at September 30, 2006.

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

Related Party Transactions

See Note 6 of the Notes to Consolidated Financial Statements for a description of the Company’s transactions with related parties.

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

On March 23, 2006, the Company announced that its board of directors had formed a special committee of independent directors to consider the offer by General Lyon with the assistance of outside financial and legal advisors which the special committee retained. On April 10, 2006, General Lyon announced that he would amend his tender offer for all the outstanding shares of William Lyon Homes by increasing the offer price to $100 per share. The special committee determined that it would recommend that stockholders tender their shares in connection with the amended offer. General Lyon also extended his offer until Friday, April 21, 2006. General Lyon had also reached an agreement, subject to final court approval, to settle certain class action lawsuits that had been filed in Delaware on behalf of William Lyon Homes’ stockholders. As described in Part III, Other Information—Legal Proceedings, the Delaware Chancery Court approved the settlement on August 9, 2006. Another class action lawsuit filed in California has been dismissed by the California court.

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

The Company has incurred approximately $3.1 million in financial advisory expenses related to the tender offer and is reflected as financial advisory expenses in the accompanying consolidated statement of income.

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

WILLIAM LYON HOMES

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

Captive Title Reinsurance Investigation

Duxford Title Reinsurance Company, a wholly-owned subsidiary of the Company, provides title reinsurance to unrelated title insurers directly issuing title policies on homes sold by the Company in California, Nevada and Arizona. In February 2005, Duxford Title Reinsurance Company was notified by its title insurers that as a result of current investigations by several state insurance regulators into the large number of captive reinsurance arrangements existing in the title insurance industry, the title insurers were suspending and/or terminating their current captive reinsurance agreements with Duxford Title Reinsurance Company pending final determination from the appropriate regulatory bodies as to their permissibility or necessary modification to assure compliance with applicable law. In April 2005, in response to a subpoena issued by the California Insurance Commissioner, the Company testified in connection with the Commissioner’s investigation of captive reinsurance arrangements, including testimony that in many instances, the Company pays for the title insurance being issued. The Company has not had any further communication to date from the California Insurance Commissioner or any other state insurance regulator about this matter and does not believe that the resolution of this matter will have a material effect on the Company’s financial position, results of operations or cash flows. In November 2005, the Company was notified that the United States Department of Housing and Urban Development had instituted a formal Federal investigation of the Company in connection with its participation in captive title reinsurance arrangements. The Company has fully cooperated with the Department in its investigation. Effective as of September 15, 2006, the Company and the Department entered into a Settlement Agreement in which each desired to avoid prolonged proceedings, any further expense of investigation and/or possible litigation and to finally resolve the matter. Based on the Company’s compliance with the Settlement Agreement and with the Company not admitting liability or wrongdoing, the Department agreed to terminate its investigation and to take no enforcement action and the Company agreed to make a settlement payment of $850,000.

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

Item 1A.    Risk Factors

The Company’s Annual Report on Form 10-K for the year ended December 31, 2005, includes detailed disclosure about risk factors which should be carefully considered when evaluating any investment in the Company. Risk factors have not materially changed since December 31, 2005.

Items 2, 3, 4 and 5.

Not applicable.

Item 6.    Exhibits

Exhibit No.	Description

10.1

Borrowing Base Revolving Line of Credit Agreement dated as of July 10, 2006 by and between William Lyon Homes, Inc., a California corporation and California National Bank (Incorporated herein by reference to Exhibit 10.1 filed with the registrant’s Current Report on Form 8-K on August 1, 2006).

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

WILLIAM LYON HOMES Registrant

Date: November 9, 2006	By:	/s/ MICHAEL D. GRUBBS
MICHAEL D. GRUBBS Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: November 9, 2006	By:	/s/ W. DOUGLASS HARRIS
W. DOUGLASS HARRIS Vice President, Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1

Borrowing Base Revolving Line of Credit Agreement dated as of July 10, 2006 by and between William Lyon Homes, Inc., a California corporation and California National Bank (Incorporated herein by reference to Exhibit 10.1 filed with the registrant’s Current Report on Form 8-K on August 1, 2006).

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