Form 10-K
period 2006-12-31
WILLIAM LYON HOMES
filed 2007-03-14
CIK 1095996

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes  ☒  No  ☐

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

The number of shares of Common Stock outstanding as of March 1, 2007 was 1,000.

DOCUMENTS INCORPORATED BY REFERENCE

None

WILLIAM LYON HOMES

i

PART I

Item 1.    Business

General

William Lyon Homes, a Delaware corporation, and subsidiaries (the “Company”) are primarily engaged in the design, construction and sale of single family detached and attached homes in California, Arizona and Nevada. Since the founding of the Company’s predecessor in 1956, the Company and its joint ventures have sold over 68,000 homes. The Company conducts its homebuilding operations through five geographic regions (Southern California Coastal, Northern California, Inland Empire California, Arizona and Nevada). For 2006, approximately 62% of the home closings of the Company and its joint ventures were derived from its California operations. For the year ended December 31, 2006, on a consolidated basis the Company had revenues from home sales of $1.479 billion and delivered 2,887 homes, which includes $151.4 million of revenue and 347 delivered homes from consolidated joint ventures (see Note 2 of “Notes to Consolidated Financial Statements”).

The Company designs, constructs and sells a wide range of homes designed to meet the specific needs of each of its markets, although it primarily emphasizes sales to the entry-level and move-up home buyer markets. At December 31, 2006, the Company marketed its homes through 53 sales locations in both its wholly-owned projects and projects being developed in consolidated joint ventures. In 2006, the average sales price for consolidated homes delivered was $512,200. Base sales prices for actively selling projects in 2006 ranged from $105,000 to $1,725,000.

As of December 31, 2006, the Company and its consolidated joint ventures owned approximately 13,288 lots and had options to purchase an additional 7,377 lots, substantially all of which are entitled. As used in this Annual Report on Form 10-K, “entitled” land has a development agreement and/or vesting tentative map, or a final recorded plat or map from the appropriate county or city government. Development agreements and vesting tentative maps generally provide for the right to develop the land in accordance with the provisions of the development agreement or vesting tentative map unless an issue arises concerning health, safety or general welfare. The Company’s sources of developed lots for its homebuilding operations are (1) development of master-planned communities, primarily through both consolidated and unconsolidated joint ventures at the current time, and (2) purchase of smaller projects with shorter life cycles (merchant homebuilding). The Company estimates that its current inventory of lots owned and controlled is adequate to supply its homebuilding operations at current operating levels for approximately five years.

The Company and certain of its subsidiaries are general partners or members in joint ventures involved in the development and sale of residential projects. As described more fully in “Critical Accounting Policies— Variable Interest Entities” certain joint ventures have been determined to be variable interest entities in which the Company is considered the primary beneficiary. Accordingly, the assets, liabilities and operations of these joint ventures have been consolidated with the Company’s financial statements as of December 31, 2006 and 2005 and for each of the three years in the period ended December 31, 2006. The financial statements of joint ventures in which the Company is not considered the primary beneficiary are not consolidated with the Company’s financial statements. The Company’s investments in unconsolidated joint ventures are accounted for using the equity method because the Company has a 50% or less voting or economic interest (and thus such joint ventures are not controlled by the Company). Income allocations and cash distributions to the Company from the unconsolidated joint ventures are based on predetermined formulas between the Company and its joint venture partners as specified in the applicable partnership or operating agreements. The Company generally receives, after partners’ priority returns and returns of partners’ capital, approximately 50% of the profits and cash flows from joint ventures. See Note 2 of “Notes to Consolidated Financial Statements” for condensed combined financial information for the joint ventures whose financial statements have been consolidated with the Company’s financial statements. See Note 5 of “Notes to Consolidated Financial Statements” for condensed combined financial information for the unconsolidated joint ventures. Based upon current estimates, substantially all future development and construction costs incurred by the joint ventures will be funded by the venture partners or from the proceeds of construction financing obtained by the joint ventures.

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

The Company had total consolidated revenues from operations of $1.492 billion, $1.856 billion and $1.822 billion for the years ended December 31, 2006, 2005 and 2004, respectively. Homes closed by the Company, including its joint ventures, were 2,887, 3,196 and 3,471 for the years ended December 31, 2006, 2005 and 2004, respectively. Including its joint ventures, the Company’s dollar amount of backlog of homes sold but not closed as of December 31, 2006, was $295.5 million, a 57% decrease over the $691.6 million as of December 31, 2005. The cancellation rate of buyers who contracted to buy a home but did not close escrow was approximately 33% during 2006 and 16% during 2005.

The Company’s operations are dependent to a significant extent on debt financing and, to a lesser extent, on joint venture financing. The Company’s principal credit sources are its 7 5/8% Senior Notes, 10 3/4% Senior Notes, 7 1/2% Senior Notes, secured revolving credit facilities, seller-provided financing, and land banking transactions. At December 31, 2006, the outstanding principal amount of the 7 5/8% Senior Notes was $150.0 million, the outstanding principal amount of the 10 3/4% Senior Notes was $247.2 million and the outstanding principal amount of the 7 1/2% Senior Notes was $150.0 million. The secured revolving credit facilities are revolving lines of credit with a maximum commitment of $560.0 million at December 31, 2006. However, the credit facilities have limitations on the amounts that can be borrowed at any time based on assets which are included in the credit facilities and the specified borrowings permitted under borrowing base calculations. The secured revolving credit facilities are secured by substantially all of the Company’s assets. At December 31, 2006, the outstanding principal amount under the secured revolving credit facilities was $146.0 million. The Company’s mortgage subsidiary has two revolving credit facilities to fund its mortgage operations, of which an aggregate $59.4 million was outstanding at December 31, 2006. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition and Liquidity” and Note 6 of “Notes to Consolidated Financial Statements” for more information relating to the revolving credit facilities of the Company and its mortgage subsidiary.

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

On May 18, 2006, General William Lyon announced the completion of a tender offer to purchase all of the outstanding shares of the common stock of the Company not already owned by him for $109.00 net per share in cash. The shares tendered in the offer, together with the shares already owned by General Lyon, The William Harwell Lyon 1987 Trust and The William Harwell Lyon Separate Property Trust, represented over 90% of the outstanding shares of the Company.

After receiving deliveries of a sufficient number of tendered shares to reach the 90% threshold, General Lyon and the two trusts contributed all the shares of the Company owned by them to WLH Acquisition Corp., a corporation owned by General Lyon and the two trusts. On July 25, 2006, WLH Acquisition Corp. was then merged with and into the Company under the “short-form” merger provisions of Delaware law, with the Company continuing as the surviving corporation of the merger. At the effective time of the merger, each outstanding share of the Company’s common stock (except for shares owned by WLH Acquisition Corp. and by stockholders who properly exercise their appraisal rights in accordance with Delaware law) was cancelled and converted into the right to receive $109.00 per share in cash, without interest, which is the same consideration that was paid for shares of the Company in the tender offer by General Lyon.

As a consequence of the merger, the Company’s equity now consists solely of 1,000 shares of common stock outstanding held by General Lyon and the two trusts.

The Company’s principal executive offices are located at 4490 Von Karman Avenue, Newport Beach, California 92660 and its telephone number is (949) 833-3600. The Company was incorporated in the State of Delaware on July 15, 1999.

The Company’s Markets

The Company is currently operating through five geographic regions: Southern California Coastal, Northern California, Inland Empire California, Arizona, and Nevada. Each of the regions has responsibility for the management of the Company’s homebuilding and development operations within its geographic boundaries.

The following table sets forth sales from real estate operations attributable to each of the Company’s homebuilding regions during the preceding three fiscal years:

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
	(note 1)
Consolidated
Southern California Coastal Region(2)	$530,151	$621,610	$469,333
Northern California Region(3)	232,101	531,390	669,529
Inland Empire California Region(4)	322,377	229,434	309,248
Arizona Region(5)	208,083	267,949	132,823
Nevada Region(6)	199,509	206,000	240,914

	$1,492,221	$1,856,383	$1,821,847

Unconsolidated joint ventures
Nevada(6)	$17,046	$26,091	—

	$17,046	$26,091	$—

(1)	Effective January 1, 2006, the Company reorganized its operating divisions into geographic regions. Each region has a management team led by a regional president. The Southern California Coastal Region is divided into 3 operating divisions and the Northern California Region is divided into 2 operating divisions, each with a division manager and separate management team.

(2)	Southern California Coastal Region consists of operations in the counties of Orange, Los Angeles, Ventura and San Diego.

(3)	The Northern California Region consists of operations in Contra Costa, El Dorado, Santa Clara, Sacramento, San Joaquin, Placer, Monterey and Stanislaus counties.

(4)	The Inland Empire California Region consists of operations in Riverside and San Bernardino counties.

(5)	The Arizona Region consists of operations in the Phoenix area.

(6)	The Nevada Region consists of operations in Clark and Nye counties.

For financial information concerning segments, see the “Consolidated Financial Statements” and Note 1 of “Notes to Consolidated Financial Statements.”

LAND ACQUISITION AND DEVELOPMENT

As of December 31, 2006, the Company and its consolidated joint ventures owned approximately 13,288 lots and had options to purchase an additional 7,377 lots, substantially all of which are entitled.

The Company estimates that its current inventory of lots owned and controlled is adequate to supply its homebuilding operations at current operating levels for approximately five years.

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

Prior to committing to the acquisition of land, the Company conducts feasibility studies covering pertinent aspects of the proposed commitment. These studies may include a variety of elements from technical aspects such as title, zoning, soil and seismic characteristics, to marketing studies that review population and employment trends, schools, transportation access, buyer profiles, sales forecasts, projected profitability, cash requirements, and assessment of political risk and other factors. Prior to acquiring land, the Company considers assumptions concerning the needs of the targeted customer and determines whether the underlying land price enables the Company to meet those needs at an affordable price. Before purchasing land, the Company attempts to project the commencement of construction and sales over a reasonable time period. The Company utilizes outside architects and consultants, under close supervision, to help review acquisitions and design products.

During the year ended December 31, 2003, the Company and two unaffiliated parties formed a series of limited liability companies for the purpose of acquiring three parcels of land totaling 236 acres in Irvine and Tustin, California (formerly part of the Tustin Marine Corps Air Station) and developing the land into 1,910 residential homesites. This unique acquisition is positioned to deliver homes in multiple product segments in what the Company believe is one of the highest demand and supply constrained markets in the country. As of December 31, 2005, the limited liability companies sold substantially all of the lots. The Company was required under certain specific conditions to purchase approximately one-half of the homesites and during the year ended December 31, 2005 the Company purchased 829 lots from the limited liability companies. Homebuilding activities began in 2005 and first deliveries began in 2006. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition and Liquidity” and Note 5 of “Notes to Consolidated Financial Statements” for more information relating to this transaction.

The Company and an unaffiliated party formed a limited liability company for the purpose of acquiring and developing 885 acres of land in Pahrump, Nevada into approximately 2,500 lots for residential homesites. The company has a 50% direct interest in the limited liability company and will purchase approximately one-half of the developed lots. The limited liability company began developing the lots in 2004 and sold approximately 472 and 678 lots during the years ended December 31, 2006 and 2005, respectively, of which 209 and 488 lots were sold to the Company.

HOMEBUILDING AND MARKET STRATEGY

The Company currently has a wide variety of product lines which enables it to meet the specific needs of each of its markets. Although the Company primarily emphasizes sales to the entry-level and move-up home markets, it believes that this diversified product strategy enables it to best serve a wide range of buyers and adapt quickly to a variety of market conditions. In order to reduce exposure to local market conditions, the Company’s sales locations are geographically dispersed. At December 31, 2006, the Company and its joint ventures had 53 sales locations.

Because the decision as to which product to develop is based on the Company’s assessment of market conditions and the restrictions imposed by government regulations, homestyles and sizes vary from project to project. The Company’s attached housing ranges in size from 1,040 to 3,050 square feet, and the detached housing ranges from 1,123 to 5,491 square feet.

Due to the Company’s product and geographic diversification strategy, the prices of the Company’s homes also vary substantially. Base sales prices for the Company’s attached housing range from approximately $230,000 to $995,000 and base sales prices for detached housing range from approximately $105,000 to $1,725,000. On a consolidated basis, the average sales price of homes closed for the year ended December 31, 2006 was $512,200.

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

Description of Projects and Communities Under Development

The Company’s homebuilding projects usually take two to five years to develop. The following table presents project information relating to each of the Company’s homebuilding regions as of December 31, 2006 and only includes projects with lots owned as of December 31, 2006, lots consolidated in accordance with Interpretation No. 46 as of December 31, 2006 or homes closed for the year ended December 31, 2006.

Project (County) Product	Year of First Delivery	Estimated Number of Homes at Completion(1)	Cumulative Units Closed as of December 31, 2006	Backlog at December 31, 2006(2)(3)	Lots Owned as of December 31, 2006	Homes Closed for the Year Ended December 31, 2006	Sales Price Range(5)

SOUTHERN CALIFORNIA COASTAL REGION
ORANGE COUNTY DIVISION
Wholly-Owned:
Huntington Beach
Seacove at the Waterfront	2004	106	106	0	0	8	$802,000 - 995,000
Irvine
Ambridge at Quail Hill	2004	128	128	0	0	8	$500,000 - 570,000
Lombard Court	2005	150	150	0	0	81	$445,000 - 633,000
Garland Park	2005	166	164	1	2	64	$579,000 - 717,000
Tamarisk	2005	113	113	0	0	49	$555,000 - 610,000
San Carlos	2007	152	0	13	20	0	$408,000 - 566,000
Columbus Grove:
Lantana	2006	102	39	1	63	39	$825,000 - 900,000
Kensington	2006	63	30	4	33	30	$690,000 - 790,000
Tustin
Columbus Grove/Columbus Square:
Clarendon	2007	102	0	22	102	0	$271,000 - 647,000
Astoria(6)	2007	102	0	6	98	0	$925,000 - 1,000,000
Kensington II	2008	60	0	0	60	0	$690,000 - 790,000
Cambridge Lane	2007	156	0	15	156	0	$495,000 - 560,000
Ainsley Park	2008	84	0	0	84	0	$625,000 - 725,000
Ciara(6)	2007	67	0	19	67	0	$1,230,000 - 1,420,000
Verandas	2007	97	0	0	97	0	$675,000 - 760,000
Ladera Ranch
Amarante	2005	53	53	0	0	9	$965,000 - 1,060,000
Amarante II	2006	18	15	2	3	15	$1,046,000 - 1,130,000
Bellataire	2005	52	48	3	4	5	$1,220,000 - 1,260,000
Bellataire II	2006	23	22	0	1	22	$1,180,000 - 1,220,000
San Clemente
Alora	2007	49	0	0	17	0	$1,125,000 - 1,275,000
Mirador at Talega	2004	76	76	0	0	23	$1,115,000 - 1,270,000
San Juan Capistrano
Floralisa	2005	80	54	2	26	44	$1,310,000 - 1,410,000
Estrella Rosa	2006	40	22	10	18	22	$1,675,000 - 1,725,000

TOTAL ORANGE COUNTY		2,039	1,020	98	851	419

LOS ANGELES DIVISION
Wholly-Owned:
Moorpark
Meridian Hills
Ashford	2006	113	4	5	109	4	$850,000 - 975,000
Marquis	2007	135	0	11	135	0	$890,000 - 1,080,000
Brighton (Affordable)	2008	17	0	0	17	0	$105,000 - 272,000
Hawthorne
360 at South Bay(6)	2007	625	0	0	625	0	$625,000 - 887,000
Los Angeles
Arboreta at Rainbird	2008	140	0	0	140	0	$440,000 - 750,000

TOTAL LOS ANGELES		1,030	4	16	1,026	4

SAN DIEGO DIVISION
Wholly-Owned:
Promenade North, San Diego	2006	168	6	0	162	6	$455,000 -520,000
Alcala at Del Sur, San Diego	2005	83	31	4	52	31	$670,000 -773,000
Altair, Santee	2008	85	0	0	85	0	$453,000 -513,000
Maybeck, San Diego	2006	120	5	5	115	5	$695,000 -741,000
Sunset Cove, San Diego	2007	77	0	0	77	0	$586,000 -601,000
Levanto, San Diego	2008	100	0	0	100	0	$432,000 -540,000

Total Wholly-Owned:		633	42	9	591	42

Project (County) Product	Year of First Delivery	Estimated Number of Homes at Completion(1)	Cumulative Units Closed as of December 31, 2006	Backlog at December 31, 2006(2)(3)	Lots Owned as of December 31, 2006	Homes Closed for the Year Ended December 31, 2006	Sales Price Range(5)
Joint Ventures:
Ravenna, San Diego	2005	199	148	19	51	100	$450,000 - 513,000
Amante, San Diego	2005	127	106	3	21	41	$511,000 - 577,000
Treviso, San Diego	2005	186	102	4	84	67	$390,000 - 505,000
Belleza at San Miguel Village, Chula Vista	2005	195	186	6	9	64	$360,000 - 420,000

Total Joint Ventures:		707	542	32	165	272

TOTAL SAN DIEGO		1,340	584	41	756	314

SOUTHERN CALIFORNIA COASTAL REGION COMBINED TOTAL
Wholly-Owned		3,702	1,066	123	2,468	465
Joint Ventures		707	542	32	165	272

		4,409	1,608	155	2,633	737

NORTHERN CALIFORNIA REGION
BAY AREA/CENTRAL VALLEY DIVISION
Wholly-Owned:
Contra Costa County
Seagate at Bayside, Hercules	2005	96	80	12	16	52	$615,000 - 727,000
Wavecrest at Bayside, Hercules	2005	76	76	0	0	38	$724,000 - 776,000
Rivergate Laurels, Antioch	2005	69	69	0	0	0	$500,000 - 573,000
Rivergate II, Antioch	2006	98	35	3	63	35	$498,000 - 608,000
Vista Del Mar, Pittsburgh
Vineyard(6)	2007	155	0	0	155	0	$686,000 - 741,000
Victory(6)	2007	129	0	0	129	0	$706,000 - 806,000
Estates Custom Lots	2008	9	0	0	9	0	$144,000 - 400,000
San Joaquin County
Seasons, Stockton	2005	145	138	2	7	55	$473,000 - 533,000
Santa Clara County
Baton Rouge, San Jose	2005	91	91	0	0	46	$536,000 - 661,000
Stanislaus County
Falling Leaf, Modesto
Trails	2006	100	5	0	95	5	$355,000 - 430,000
Groves	2006	131	9	1	122	9	$330,000 - 390,000
Meadows	2006	83	7	0	76	7	$461,000 - 526,000

Total Wholly-Owned		1,182	510	18	672	247

Joint Ventures:
Contra Costa County
Vista Del Mar, Pittsburgh
Villages	2007	102	0	5	102	0	$303,000 - 497,000
Venue	2007	132	0	9	132	0	$363,000 - 626,000

Total Joint Ventures:		234	0	14	234	0

TOTAL BAY AREA/CENTRAL VALLEY		1,416	510	32	906	247

SACRAMENTO DIVISION
Wholly-Owned:
San Joaquin County
Ironwood II, Lathrop	2003	88	88	0	0	3	$276,000 - 317,000
Ironwood III, Lathrop	2005	109	107	0	2	36	$490,000 - 571,000
Placer County
Shady Lane at Whitney Ranch Rocklin	2006	96	21	1	75	21	$455,000 - 465,000
Twin Oaks at Whitney Ranch Rocklin	2006	92	7	1	85	7	$634,000 - 666,000
Sacramento County
Verona at Anatolia, Rancho Cordova	2005	79	46	0	33	37	$450,000 - 525,000
Marquee at Fair Oaks	2007	190	0	0	190	0	$386,000 - 478,000

Total Wholly-Owned:		654	269	2	385	104

Joint Ventures:
Sacramento County
Big Horn, Elk Grove
Plaza Walk	2005	106	53	3	53	32	$361,000 - 421,000
Gallery Walk	2005	149	71	3	78	43	$230,000 - 364,000

Total Joint Ventures		255	124	6	131	75

TOTAL SACRAMENTO		909	393	8	516	179

Project (County) Product	Year of First Delivery	Estimated Number of Homes at Completion(1)	Cumulative Units Closed as of December 31, 2006	Backlog at December 31, 2006(2)(3)	Lots Owned as of December 31, 2006	Homes Closed for the Year Ended December 31, 2006	Sales Price Range(5)
NORTHERN CALIFORNIA REGION COMBINED TOTAL
Wholly-Owned		1,836	779	20	1,057	351
Joint Ventures		489	124	20	365	75

		2,325	903	40	1,422	426

INLAND EMPIRE CALIFORNIA REGION
Wholly-Owned:
Riverside County
Heartland, North Corona
Homestead	2005	109	109	0	0	65	$578,000 - 665,000
Almont	2006	91	91	0	0	91	$492,000 - 568,000
Parkside/Vander Stelt, Corona	2007	122	18	25	104	18	$568,000 - 683,000
Kasbergen/Serafina, North Corona	2007	314	30	89	284	30	$323,000 - 413,000
Bridle Creek, Corona	2003	274	200	6	74	28	$698,000 - 886,000
Sequoia at Wolf Creek, Temecula	2005	125	97	7	28	83	$392,000 - 438,000
Savannah at Harveston Ranch, Temecula	2005	162	76	13	86	76	$334,000 - 386,000
San Bernardino County
The Peaks at Citrus Heights, Fontana	2005	150	134	7	16	62	$597,000 - 680,000
Adelina, Fontana	2007	109	0	0	109	0	$350,000 - 426,000
Rosabella, Fontana	2008	114	0	0	114	0	$405,000 - 440,000
Amador, Rancho Cucamonga	2007	99	0	0	99	0	$375,000 - 447,000
Vintner’s Grove, Rancho Cucamonga
Solera SFD	2007	78	0	0	78	0	$535,000 - 625,000
Canela Triplex	2007	78	0	0	78	0	$405,000 - 475,000
Chapman Heights, Yucaipa:
Braeburn	2005	113	65	2	48	46	$569,000 - 609,000
Crofton	2005	140	90	7	50	70	$443,000 - 473,000
Westland	2005	79	75	4	4	46	$498,000 - 521,000
Vista Bella	2009	108	0	0	108	0	$303,000 - 341,000
Redcort	2009	90	0	0	90	0	$338,000 - 362,000

INLAND EMPIRE CALIFORNIA REGION TOTAL		2,355	985	160	1,370	615

ARIZONA REGION
Wholly-Owned:
Maricopa County
Gateway Crossing, Gilbert
Oakcrest	2003	236	236	0	0	1	$252,000 - 320,000
Woodridge	2003	165	165	0	0	1	$292,000 - 355,000
Sonoran Foothills, Phoenix
Desert Crown	2004	124	123	1	1	38	$441,000 - 544,000
Desert Sierra	2004	212	211	0	1	90	$249,000 - 307,000
Copper Canyon Ranch, Surprise
Rancho Vistas	2004	212	212	0	0	19	$490,000 - 600,000
Sunset Point	2004	282	260	10	22	129	$287,000 - 383,000
El Sendero Hills	2004	188	175	5	13	73	$377,000 - 470,000
Talavera, Phoenix	2006	134	46	47	88	46	$256,000 - 332,000
Coldwater Ranch	2008	368	0	0	368	0	$194,000 - 262,000
Collin’s Creek, Phoenix	2007	126	0	0	126	0	$237,000 - 245,000
Lehi Crossing, Mesa	2007	855	0	0	113	0
Rancho Mercado—Inn Suites Phoenix	2009	1,889	0	0	1,889	0	$206,000 - 294,000
Lyon’s Gate, Gilbert:
Pride	2006	650	104	76	546	104	$198,000 - 221,000
Savanna	2006	174	49	21	125	49	$208,000 - 294,000
Sahara	2006	169	43	31	126	43	$318,000 - 409,000
Acacia	2007	365	0	0	365	0	$225,000 - 292,000
Future Products	2007	213	0	0	213	0

Total Wholly-Owned:		6,362	1,624	191	3,996	593

Joint Ventures:
Maricopa County
Hastings Property, Queen Creek	2009	823	0	0	823	0	$159,000 - 417,000
Circle G at the Church Farm North	2009	1,745	0	0	1,745	0	$156,000 - 484,000

Total Joint Ventures:		2,568	0	0	2,568	0

ARIZONA REGION TOTAL		8,930	1,624	191	6,564	593

Project (County) Product	Year of First Delivery	Estimated Number of Homes at Completion(1)	Cumulative Units Closed as of December 31, 2006	Backlog at December 31, 2006(2)(3)	Lots Owned as of December 31, 2006	Homes Closed for the Year Ended December 31, 2006	Sales Price Range(5)

NEVADA REGION
Wholly-Owned:
Clark County
Summerlin, Las Vegas
Granada	2004	144	144	0	0	39	$446,000 - 511,000
The Lyon Collection	2005	79	74	5	5	41	$624,000 - 659,000
Kingwood	2006	100	29	6	71	29	$415,000 - 501,000
North Las Vegas
The Classics	2003	227	227	0	0	7	$290,000 - 315,000
The Cottages	2004	360	271	4	89	62	$232,000 - 262,000
La Tierra	2006	67	32	7	35	32	$315,000 - 345,000
Tierra Este	2007	126	0	0	126	0	$315,000 - 345,000
Carson Ranch, Las Vegas
West Series I	2005	71	67	0	4	25	$395,000 - 430,000
West Series II	2005	59	29	10	30	28	$456,000 - 511,000
East Series I	2007	103	30	3	73	30	$405,000 - 440,000
East Series II	2007	58	0	0	58	0	$470,000 - 518,000
West Park, Las Vegas
Villas	2006	191	17	9	174	17	$320,000 - 355,000
Courtyards	2006	113	14	2	99	14	$360,000 - 410,000
Mesa Canyon, Las Vegas	2008	49	0	0	49	0	$430,000 - 467,000
The Lyon Estates, Las Vegas	2008	129	0	0	129	0	$635,000 - 700,000
Mountain Falls, Pahrump:
Cascata	2005	147	135	1	12	81	$216,000 - 238,000
Tramonto	2005	212	136	3	76	70	$266,000 - 301,000
Tramonto Continuation	2010	91	0	0	91	0	$274,000 - 307,000
Bella Sera	2005	129	69	4	60	41	$322,000 - 362,000
Ancora	2007	118	0	6	118	0	$206,000 - 228,000

NEVADA REGION TOTAL		2,573	1,274	60	1,299	516

GRAND TOTALS:
Wholly-Owned		16,828	5,728	554	10,190	2,540
Joint Ventures		3,764	666	52	3,098	347

		20,592	6,394	606	13,288	2,887

(1)	The estimated number of homes to be built at completion is subject to change, and there can be no assurance that the Company will build these homes.
(2)	Backlog consists of homes sold under sales contracts that have not yet closed, and there can be no assurance that closings of sold homes will occur.
(3)	Of the total homes subject to pending sales contracts as of December 31, 2006, 554 represent homes completed or under construction and 52 represent homes not yet under construction.
(4)	Lots owned as of December 31, 2006 include lots in backlog at December 31, 2006.
(5)	Sales price range reflects base price only and excludes any lot premium, buyer incentive and buyer selected options, which vary from project to project.
(6)	All or a portion of the lots in this project are not owned as of December 31, 2006. The Company consolidated the purchase price of the lots in accordance with certain related accounting pronouncements, and considers the lots owned at December 31, 2006.

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

The Company normally builds, decorates, furnishes and landscapes three to eight model homes for each product line and maintains on-site sales offices, which typically are open seven days a week. Management believes that model homes play a particularly important role in the Company’s marketing efforts. Consequently, the Company expends a significant amount of effort in creating an attractive atmosphere at its model homes. Interior decorations vary among the Company’s models and are carefully selected based upon the lifestyles of targeted buyers. Structural changes in design from the model homes are not generally permitted, but home buyers may select various other optional construction and design amenities.

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

The Company’s homes are typically sold before or during construction through sales contracts which are usually accompanied by a small cash deposit. Such sales contracts are usually subject to certain contingencies such as the buyer’s ability to qualify for financing. The cancellation rate of buyers who contracted to buy a home but did not close escrow at the Company and its joint ventures’ projects was approximately 33% during 2006. Cancellation rates are subject to a variety of factors beyond the Company’s control such as adverse economic conditions and increases in mortgage interest rates. The Company’s and its joint ventures’ inventory of completed and unsold homes was 136 homes as of December 31, 2006.

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

In connection with the limited warranty covering construction defects, the Company obtained an insurance policy which expires on December 31, 2008, unless renewed. The Company has been informed by the insurance carrier that this insurance policy will respond to construction defect claims on homes that close during each policy period for the duration of the Company’s legal liability and that the policy will respond to potential losses relating to construction, including soil subsidence. The insurance policy provides a single policy of insurance to the Company and the subcontractors enrolled in its insurance program. As a result, the Company is no longer required to obtain proof of insurance from these subcontractors nor be named as an additional insured under their individual insurance policies. The Company still requires that subcontractors not enrolled in the insurance program provide proof of insurance and name the Company as an additional insured under their insurance policy. Furthermore, the Company generally requires that its subcontractors provide the Company with an indemnity prior to receiving payment for their work.

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

Information Systems and Controls

The Company assigns a high priority to the development and maintenance of its budget and cost control systems and procedures. The Company’s regional offices are connected to corporate headquarters through a fully integrated accounting, financial and operational management information system. Through this system, management regularly evaluates the status of its projects in relation to budgets to determine the cause of any variances and, where appropriate, adjusts the Company’s operations to capitalize on favorable variances or to limit adverse financial impacts.

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

Corporate Organization and Personnel

Each of the Company’s operating regions has responsibility for the Company’s homebuilding and development operations within the geographical boundaries of that region.

Effective January 1, 2006, the Company reorganized its operating divisions into geographic regions. Each region has a management team led by a regional president. Certain projects from the former San Diego division and the Southern California division were reorganized into the Inland Empire California Region. The remaining projects are part of the Southern California Coastal Region. The Southern California Coastal Region is divided into 3 operating divisions and the Northern California Region is divided into 2 operating divisions, each with a division manager and separate management team.

The Company’s executive officers and regional presidents average more than 25 years of experience in the homebuilding and development industries within California and the Southwest. The Company combines decentralized management in those aspects of its business where detailed knowledge of local market conditions is important (such as governmental processing, construction, land development and sales and marketing), with centralized management in those functions where the Company believes central control is required (such as approval of land acquisitions, financial, treasury, human resources and legal matters).

As of December 31, 2006, the Company employed 730 full-time and 9 part-time employees, including corporate staff, supervisory personnel of construction projects, maintenance crews to service completed projects, as well as persons engaged in administrative, finance and accounting, mortgage, engineering, land acquisition, golf course operations, sales and marketing activities.

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

The Company presently conducts all of its business in five geographical regions: Southern California, Northern California, Inland Empire California, Arizona and Nevada. Because the Company’s operations are concentrated in these geographic areas, a prolonged economic downturn in these markets could cause housing prices and sales to decline, which could have a material adverse effect on the Company’s business, results of operations, and financial condition.

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

The Company’s success is dependent upon the efforts and abilities of its executive officers and other key employees, many of whom have significant experience in the homebuilding industry and in the Company’s regional markets. In particular, the Company is dependent upon the services of General William Lyon and Wade H. Cable, the Chairman of the Board and Chief Executive Officer and President and Chief Operating Officer, respectively, as well as the services of the regional presidents and division managers. On February 9, 2007, the Company announced the retirement of Wade H. Cable from the Company effective March 1, 2007. Accordingly, Douglas F. Bauer was appointed by the Board of Directors to the position of President and Chief Operating Officer. The loss of the services of any of these executives or key personnel, for any reason, could have a material adverse effect upon the Company’s business, operating results and financial condition.

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

On November 11, 1999, the Company implemented transfer restrictions with respect to shares of stock. In general, these transfer restrictions prohibited, without the prior approval of the Company’s board of directors, the direct or indirect sale, transfer, disposition, purchase or acquisition of any of the Company’s stock by or to any holder who beneficially owned directly or through attribution 5% or more of the Company’s stock; or who, upon the direct or indirect sale, transfer, disposition, purchase or acquisition of any of the Company’s stock, would beneficially own directly or through attribution 5% or more of the Company’s stock. These transfer restrictions were intended to help reduce, but not eliminate, the risk of unfavorable ownership changes which could have severely limited the Company’s use of tax benefits from tax net operating loss carryforwards for use in offsetting taxable income. (See Note 9 of “Notes to Consolidated Financial Statements” for more information on the Company’s income taxes). It is possible that the tax authorities could take the position that the transfer restrictions did not provide the intended effect or adequate remedies for tax purposes. Thus, transactions could have occurred that would severely limit the Company’s ability to have used the tax benefits associated with the net operating loss carryforwards. In that case, the Internal Revenue Service or state taxing authorities may seek payment from the Company of taxes that would otherwise have been payable by the Company, as well as penalties and interest. If the Company was required to make such payments, the Company’s results of operations could be adversely affected. Pursuant to the Company’s certificate of incorporation, the transfer restrictions terminated on November 11, 2002.

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

The Company’s level of indebtedness could adversely affect its financial condition and prevent it from fulfilling its obligations.

Subject to restrictions, the Company may incur substantial additional indebtedness. The Company’s high level of indebtedness could have important consequences, including the following:

•	the ability to obtain additional financing for working capital, land acquisition costs, building costs, other capital expenditures, or general corporate purposes, may be limited;

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

The indentures for the senior notes impose significant operating and financial restrictions. These restrictions limit the ability of the Company and its subsidiaries, among other things, to:

•	incur additional indebtedness;

•	pay dividends or make other distributions;

•	make investments;

•	sell assets;

•	incur liens;

•	enter into agreements restricting the Company’s subsidiaries’ ability to pay dividends;

•	enter into transactions with affiliates; and

•	consolidate, merge or sell all or substantially all of the Company’s assets.

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

Item 1B.    Unresolved Staff Comments

On June 8, 2006, the Company received a comment letter from the Securities and Exchange Commission with respect to the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2005. The Company filed a response on August 18, 2006. As of March 1, 2007, the Company has not received any additional correspondence from the SEC pertaining to the letter. In the opinion of management, the resolution of these matters will not have a material impact on the Company’s consolidated financial statements.

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

Item 3.    Legal Proceedings

Litigation Arising from General Lyon’s Tender Offer

As described above in Item 1—Business, on March 17, 2006, the Company’s principal stockholder commenced a tender offer (the “Tender Offer”) to purchase all outstanding shares of the Company’s common stock not already owned by him. Initially, the price offered in the Tender was $93 per share, but it has since been increased to $109 per share.

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

On March 23, 2006, the Company announced that its Board had appointed a special committee of independent directors who are not members of the Company’s management or employed by the Company (the “Special Committee”) to consider the Tender Offer. The members of the Special Committee were Harold H. Greene, Lawrence M. Higby, and Dr. Arthur Laffer. The Company also announced that the Special Committee had retained Morgan Stanley & Co. as its financial advisor and Gibson, Dunn & Crutcher LLP as its legal counsel.

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

On April 23, 2006, Delaware Chancery Court conditionally certified a class in the Consolidated Delaware Action. The parties to the Consolidated Delaware Action agreed to a Stipulation of Settlement, and on August 9, 2006, the Delaware Chancery Court certified a class in the Consolidated Delaware Action, approved the settlement, and dismissed the Consolidated Delaware Action with prejudice as to all defendants and the class. On February 16, 2007, the matter was appealed to the Supreme Court of the State of Delaware.

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

Other Legal Proceedings

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

Not applicable.

PART II

Item 5. Market	for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Common Stock was delisted from the NYSE in conjunction with the Tender Offer and Merger. The Company is now a privately held company. See Note 7 of “Notes to Consolidated Financial Statements.”

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

Item 6.    Selected Financial Data

The following table sets forth certain of the Company’s historical financial data. The selected historical consolidated financial data as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005 and 2004 have been derived from the Company’s audited consolidated financial statements and the related notes included elsewhere herein. The selected historical consolidated financial data as of December 31, 2004, 2003 and 2002 and for the years ended December 31, 2003 and 2002 have been derived from the Company’s audited financial statements for such years, which are not included herein. The selected historical consolidated financial data set forth below are not necessarily indicative of the results of future operations and should be read in conjunction with the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the historical consolidated financial statements and accompanying notes included elsewhere herein.

	As of and for the Year Ended December 31,
	2006	2005	2004	2003	2002
	(dollars in thousands)
	(note 3)
Statement of Income Data:
Operating revenue
Home sales	$1,478,694	$1,745,067	$1,785,589	$866,657	$593,762
Lots, land and other sales	13,527	111,316	36,258	21,656	8,648
Management fees	—	—	—	9,490	10,892

	1,492,221	1,856,383	1,821,847	897,803	613,302

Operating costs
Cost of sales—homes	(1,160,614)	(1,307,027)	(1,327,057)	(714,385)	(504,330)
Cost of sales—lots, land and other	(16,524)	(44,774)	(23,173)	(13,269)	(9,404)
Impairment loss on real estate assets(1)	(39,895)	(4,600)	—	—	—
Sales and marketing	(72,349)	(59,422)	(58,792)	(31,252)	(22,862)
General and administrative	(61,390)	(90,045)	(80,784)	(50,315)	(39,366)
Other	(6,502)	(2,450)	(2,105)	(1,834)	(2,284)

	(1,357,274)	(1,508,318)	(1,491,911)	(811,055)	(578,246)

Equity in income (loss) of unconsolidated joint ventures	3,242	4,301	(699)	31,236	27,748

Minority equity in income of consolidated entities	(16,914)	(37,571)	(49,661)	(429)	—

Operating income	121,275	314,795	279,576	117,555	62,804
Financial advisory expenses	(3,165)	(2,191)	—	—	—
Other income, net	5,599	2,176	5,572	6,397	4,977

Income before provision for income taxes	123,709	314,780	285,148	123,952	67,781
Provision for income taxes	(48,931)	(124,149)	(113,499)	(51,815)	(18,270)

Net income	$74,778	$190,631	$171,649	$72,137	$49,511

Balance Sheet Data:
Cash and cash equivalents	$38,732	$52,369	$96,074	$24,137	$16,694
Real estate inventories
Owned(1)	1,431,753	1,303,476	1,059,173	698,047	491,952
Not owned(4)	200,667	115,772	—	—	—
Investments in and advances to unconsolidated joint ventures	3,560	397	17,911	45,613	65,404
Total assets	1,878,595	1,691,002	1,274,562	839,715	617,581
Total debt	851,314	672,536	595,219	326,737	266,065
Minority interest	109,859	227,178	142,096	142,496	80,647
Stockholders’ equity	625,395	542,894	347,109	252,040	181,676

Operating Data (including unconsolidated joint ventures) (unaudited):
Number of net new home orders	2,202	3,321	3,371	3,443	2,607
Number of homes closed	2,887	3,196	3,471	2,804	2,522
Average sales price of homes closed	$512	$546	$514	$422	$379
Cancellation rates	33%	16%	17%	18%	19%
Backlog at end of period, number of homes(2)	606	1,291	1,166	1,266	627
Backlog at end of period, aggregate sales value(2)	$295,505	$691,627	$623,578	$595,180	$259,123

(1)	The Company accounts for its real estate inventories under Financial Accounting Standards Board Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“Statement No. 144”). Statement No. 144 requires impairment losses to be recorded on assets to be held and used by the Company when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of the assets. The estimation process used in determining the undiscounted cash flows of the assets is inherently uncertain because it involves estimates of future revenues and costs. As described more fully below in the section entitled “Real Estate Inventories and Cost of Sales”, estimates of revenues and costs are supported by the Company’s budgeting process. When an impairment loss is required for assets to be held and used by the Company, the related assets are adjusted to their estimated fair value.

The results of operations for the year ended December 31, 2006, include a non-cash charge of $39.9 million to record an impairment loss on real estate assets held by the Company at certain of its homebuilding projects. The impairment was primarily attributable to slower than anticipated home sales and lower than anticipated net revenue due to softening market conditions. As a result, the future undiscounted cash flows estimated to be generated were determined to be less than the carrying amount of the assets. Accordingly, the related real estate assets were written-down to their estimated fair value. The non-cash charge is reflected in impairment loss on real estate assets in the accompanying consolidated statements of income.

The results of operations for the year ended December 31, 2005 included a non-cash charge of $4.6 million to record an impairment loss related to a golf course in the Company’s San Diego Division. The impairment loss was primarily attributable to lower than expected cash flows and continued net operating losses since the golf course opened in 2002. As a result, the future undiscounted cash flows estimated to be generated were determined to be less than the assets carrying amount. Accordingly, the golf course asset was written-down to its estimated fair value. The non-cash charge had been previously reflected in other operating costs in the consolidated statement of income for the year ended December 31, 2005. However, such amount has been reclassified to loss on impairment of real estate assets to be consistent with the financial statement presentation for the year ended December 31, 2006.

(2)	Backlog consists of homes sold under pending sales contracts that have not yet closed, some of which are subject to contingencies, including mortgage loan approval and the sale of existing homes by customers. There can be no assurance that homes sold under pending sales contracts will close. Of the total homes sold subject to pending sales contracts as of December 31, 2006, 554 represent homes completed or under construction and 52 represent homes not yet under construction. Backlog as of all dates is unaudited.

(3)	In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities, as amended (“Interpretation No. 46”), which addresses the consolidation of variable interest entities (“VIEs”). Under Interpretation No. 46, arrangements that are not controlled through voting or similar rights are accounted for as VIEs. An enterprise is required to consolidate a VIE if it is the primary beneficiary of the VIE. Interpretation No. 46 applied immediately to arrangements created after January 31, 2003 and, with respect to arrangements created before February 1, 2003, the interpretation was applied to the Company as of January 1, 2004. The adoption of Interpretation No. 46 has not affected the Company’s consolidated net income. Prior period information has not been restated to conform to the presentation in the current period.

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

Based on the Company’s analysis of arrangements created after January 31, 2003, no VIEs had been created for the period from February 1, 2003 through December 31, 2004 with respect to option agreements as identified under clause (i) of the previous paragraph. At December 31, 2003, certain joint ventures and a land banking arrangement created after January 31, 2003 had been determined to be VIEs under Interpretation No. 46 in which the Company is considered the primary beneficiary. Accordingly, the assets, liabilities and operations of these joint ventures and land banking arrangement had been consolidated with the Company’s financial statements as of December 31, 2003 and for the period then ended. Effective January 1, 2004, certain additional joint ventures and land banking arrangements created prior to February 1, 2003 had been determined to be VIEs under Interpretation No. 46 in which the Company is considered the primary beneficiary. Accordingly, the assets, liabilities and operations of all of these joint ventures and land banking arrangements had been consolidated with the Company’s financial statements as of January 1, 2004 and for the year ended December 31, 2004. At December 31, 2006 and 2005, certain joint ventures, lot option agreements and land banking arrangements have been determined to be VIEs under Interpretation No. 46 in which the Company is considered the primary beneficiary. Accordingly, the assets, liabilities and operations of all of these joint ventures, lot option agreements and land banking arrangements have been consolidated with the Company’s financial statements as of December 31, 2006 and 2005, and for the years ended December 31, 2006 and 2005.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of results of operations and financial condition should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and Notes thereto and other financial information appearing elsewhere in this Annual Report on Form 10-K. As used herein, “on a combined basis” means the total of operations in wholly-owned projects and in consolidated joint venture projects.

The Company is primarily engaged in the design, construction and sale of single family detached and attached homes in California, Arizona and Nevada. Since the founding of its predecessor in 1956, on a combined basis the Company has sold over 68,000 homes. The Company conducts its homebuilding operations through five geographic regions: Southern California Coastal, Northern California, Inland Empire California, Arizona and Nevada. For the year ended December 31, 2006, on a consolidated basis the Company had revenues from home sales of $1.479 billion and delivered 2,887 homes, which includes $151.4 million of revenue and 347 delivered homes from consolidated joint ventures. The Company believes that it is well positioned for long term growth in all of its markets. However, due to recent slow downs of new orders, increases in cancellation rates and increasing price competition, the Company anticipates a decline in deliveries and revenues in 2007 as compared to 2006. The Company presents information related to its unconsolidated joint ventures as such information represents an important aspect of the Company’s business as well as a substantial portion of its operating income.

The Company and certain of its subsidiaries are general partners or members in joint ventures involved in the development and sale of residential projects. As described more fully in “Critical Accounting Policies—Variable Interest Entities” certain joint ventures have been determined to be variable interest entities in which the Company is considered the primary beneficiary. Accordingly, the assets, liabilities and operations of these joint ventures have been consolidated with the Company’s financial statements as of and for the years ended December 31, 2006 and 2005. Because the Company already recognizes its proportionate share of joint venture earnings and losses under the equity method of accounting, the adoption of Interpretation No. 46 did not affect the Company’s consolidated net income. The financial statements of joint ventures in which the Company is not considered the primary beneficiary are not consolidated with the Company’s financial statements. The Company’s investments in unconsolidated joint ventures are accounted for using the equity method because the Company has a 50% or less voting or economic interest (and thus such joint ventures are not controlled by the Company). Income allocations and cash distributions to the Company from the unconsolidated joint ventures are based on predetermined formulas between the Company and its joint venture partners as specified in the applicable partnership or operating agreements. The Company generally receives, after partners’ priority returns and returns of partners’ capital, approximately 50% of the profits and cash flows from joint ventures. See Note 2 of “Notes to Consolidated Financial Statements” for condensed combined financial information for the joint ventures whose financial statements have been consolidated with the Company’s financial statements. See Note 5 of “Notes to Consolidated Financial Statements” for condensed combined financial information for the unconsolidated joint ventures. Based upon current estimates, substantially all future development and construction costs incurred by the joint ventures will be funded by the venture partners or from the proceeds of construction financing obtained by the joint ventures.

Results of Operations

Selected financial and operating information for the Company including its consolidated projects and unconsolidated joint ventures as of and for the periods presented is as follows:

	As of and for the year ended December 31, 2006
	Wholly- Owned	Joint Ventures	Consolidated Total
Selected Financial Information (dollars in thousands)
Homes closed	2,540	347	2,887

Home sales revenue	$1,327,297	$151,397	$1,478,694
Cost of sales	(1,052,657)	(107,957)	(1,160,614)

Gross margin	$274,640	43,440	$318,080

Gross margin percentage	20.7%	28.7%	21.5%

Number of homes closed
California	1,431	347	1,778
Arizona	593	—	593
Nevada	516	—	516

Total	2,540	347	2,887

Average sales price
California	$646,900	$436,300	$605,800
Arizona	346,800	—	346,800
Nevada	379,700	—	379,700

Total	$522,600	$436,300	$512,200

Number of net new home orders
California	1,111	291	1,402
Arizona	388	—	388
Nevada	412	—	412

Total	1,911	291	2,202

Average number of sales locations during period
California	28	6	34
Arizona	6	—	6
Nevada	12	—	12

Total	46	6	52

	As of and for the year ended December 31, 2006
	Wholly- Owned	Joint Ventures	Consolidated Total
Backlog of homes sold but not closed at end of period
California	303	52	355
Arizona	191	—	191
Nevada	60	—	60

Total	554	52	606

Dollar amount of backlog of homes sold but not closed at end of period (dollars in thousands)
California	$197,123	$24,122	$221,245
Arizona	51,852	—	51,852
Nevada	22,408	—	22,408

Total	$271,383	$24,122	$295,505

Lots controlled at end of year
Owned lots
California	4,895	530	5,425
Arizona	3,996	2,568	6,564
Nevada	1,299	—	1,299

Total	10,190	3,098	13,288

Optioned lots(1)
California			2,872
Arizona			3,492
Nevada			1,013

Total			7,377

Total lots controlled
California			8,297
Arizona			10,056
Nevada			2,312

Total			20,665

	As of and for the year ended December 31, 2005
	Wholly- Owned	Joint Ventures	Consolidated Total
Selected Financial Information (dollars in thousands)
Homes closed	2,508	688	3,196

Home sales revenue	$1,338,208	$406,859	$1,745,067
Cost of sales	(1,012,761)	(294,266)	(1,307,027)

Gross margin	$325,447	$112,593	$438,040

Gross margin percentage	24.3%	27.7%	25.1%

Number of homes closed
California	1,315	688	2,003
Arizona	628	—	628
Nevada	565	—	565

Total	2,508	688	3,196

Average sales price
California	$707,400	$591,400	$667,600
Arizona	321,500	—	321,500
Nevada	364,600	—	364,600

Total	$533,600	$591,400	$546,000

Number of net new home orders
California	1,566	566	2,132
Arizona	542	—	542
Nevada	647	—	647

Total	2,755	566	3,321

Average number of sales locations during period
California	20	8	28
Arizona	5	—	5
Nevada	8	—	8

Total	33	8	41

	As of and for the year ended December 31, 2005
	Wholly- Owned	Joint Ventures	Consolidated Total
Backlog of homes sold but not closed at end of period
California	608	123	731
Arizona	396	—	396
Nevada	164	—	164

Total	1,168	123	1,291

Dollar amount of backlog of homes sold but not closed at end of period (dollars in thousands)
California	$427,102	$64,355	$491,457
Arizona	141,132	—	141,132
Nevada	59,038	—	59,038

Total	$627,272	$64,355	$691,627

Lots controlled at end of year
Owned lots
California	4,296	1,290	5,586
Arizona	3,627	822	4,449
Nevada	1,483	—	1,483

Total	9,406	2,112	11,518

Optioned lots(1)
California			4,650
Arizona			8,232
Nevada			2,189

Total			15,071

Total lots controlled
California			10,236
Arizona			12,681
Nevada			3,672

Total			26,589

	As of and for the year ended December 31, 2004
	Wholly- Owned	Joint Ventures	Consolidated Total
Selected Financial Information (dollars in thousands)
Homes closed	2,447	1,024	3,471

Home sales revenue	$1,246,277	$539,312	$1,785,589
Cost of sales	(941,225)	(385,832)	(1,327,057)

Gross margin	$305,052	$153,480	$458,532

Gross margin percentage	24.5%	28.5%	25.7%

Number of homes closed
California	1,312	1,024	2,336
Arizona	402	—	402
Nevada	733	—	733

Total	2,447	1,024	3,471

Average sales price
California	$692,200	$526,700	$619,600
Arizona	241,800	—	241,800
Nevada	328,700	—	328,700

Total	$509,300	$526,700	$514,400

Number of net new home orders
California	1,157	955	2,112
Arizona	677	—	677
Nevada	582	—	582

Total	2,416	955	3,371

Average number of sales locations during period
California	17	11	28
Arizona	6	—	6
Nevada	7	—	7

Total	30	11	41

	As of and for the year ended December 31, 2004
	Wholly- Owned	Joint Ventures	Consolidated Total
Backlog of homes sold but not closed at end of period
California	357	245	602
Arizona	482	—	482
Nevada	82	—	82

Total	921	245	1,166

Dollar amount of backlog of homes sold but not closed at end of period (dollars in thousands)
California	$292,298	$160,280	$452,578
Arizona	136,815	—	136,815
Nevada	34,185	—	34,185

Total	$463,298	$160,280	$623,578

Lots controlled at end of year
Owned lots
California	2,702	1,445	4,147
Arizona	3,518	—	3,518
Nevada	1,193	—	1,193

Total	7,413	1,445	8,858

Optioned lots(1)
California			4,532
Arizona			3,960
Nevada			1,262

Total			9,754

Total lots controlled
California			8,679
Arizona			7,478
Nevada			2,455

Total			18,612

(1)	Optioned lots may be purchased by the Company as consolidated projects or may be purchased by newly formed unconsolidated joint ventures.

During the last half of the fourth quarter of 2005, the Company began to experience slowing in new orders in many of its markets, increases in cancellation rates and increasing pricing pressures from several of its competitors who initiated aggressive incentive and discounting programs. This softening in the Company’s markets continued in 2006.

On a combined basis, the number of net new home orders for the year ended December 31, 2006 decreased 33.7% to 2,202 homes from 3,321 homes for the year ended December 31, 2005. The number of homes closed on a combined basis for the year ended December 31, 2006 decreased 9.7% to 2,887 homes from 3,196 homes for the year ended December 31, 2005. On a combined basis, the backlog of homes sold but not closed as of December 31, 2006 was 606 homes, down 53.1% from 1,291 homes as of December 31, 2005.

Homes in backlog are generally closed within three to six months. The dollar amount of backlog of homes sold but not closed on a combined basis as of December 31, 2006 was $295.5 million, down 57.3% from $691.6 million as of December 31, 2005. The cancellation rate of buyers who contracted to buy a home but did not close escrow at the Company’s projects was approximately 33% during 2006 and 16% during 2005; however, the cancellation rate from January 1, 2007 through February 25, 2007 has decreased to approximately 21%. The inventory of completed and unsold homes was 136 homes as of December 31, 2006.

The Company’s average number of sales locations increased to 52 for the year ended December 31, 2006, compared to 41 for the year ended December 31, 2005. The Company’s number of new home orders per average sales location decreased from 82.2 for the year ended December 31, 2005 to 42.3 for the year ended December 31, 2006.

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

Comparisons of Years Ended December 31, 2006 and 2005

Consolidated operating revenue for the year ended December 31, 2006 was $1.492 billion, a decrease of $364.2 million, or 19.6% from consolidated operating revenue of $1.856 billion for the year ended December 31, 2005. Revenue from sales of wholly-owned homes decreased slightly to $1.327 billion in the 2006 period from $1.338 billion in the 2005 period. This decrease was comprised of (i) an increase of $17.0 million due to an increase in the number of wholly-owned homes closed to 2,540 in 2006 from 2,508 in 2005 and (ii) a decrease of $27.9 million due to a decrease in the average sales price of wholly-owned homes closed from $533,600 in the 2005 period to $522,600 in the 2006 period. Consolidated operating revenue includes revenue from sales of joint ventures due to the adoption of Interpretation No. 46. Revenue from sales of joint venture homes decreased $255.5 million, or 62.8%, to $151.4 million in the 2006 period from $406.9 million in the 2005 period. This decrease was comprised of (i) a decrease of $53.8 million due to a decrease in the average sales price of joint venture homes closed to $436,300 in the 2006 period from $591,400 in the 2005 period and (ii) a decrease of $201.7 million due to a decrease in the number of joint venture homes closed to 347 in 2006 from 688 in 2005. Revenue from sales of lots, land and other decreased to $13.5 million in the 2006 period from $111.3 million in the 2005 period, primarily due to the sale of a golf course in one of the Company’s markets in the 2006 period and other bulk sales of land in Nevada and Arizona compared to the bulk sale of land of $66.0 million in Arizona and of $45.3 million in California during the 2005 period. The decrease in the average sales price of units closed in wholly-owned projects and in joint venture projects was due to a change in product mix and the softening of sales in certain of the Company’s markets.

Total operating income decreased to $121.3 million in the 2006 period from $314.8 million in the 2005 period. The excess of revenue from sales of homes over the related cost of sales (gross margin) decreased by $119.9 million to $318.1 million in the 2006 period from $438.0 million in the 2005 period primarily due to a decrease in the number of homes closed to 2,887 in the 2006 period from 3,196 in the 2005 period and a decrease in gross margin percentage to 21.5% in the 2006 period from 25.1% in the 2005 period. The decrease in period-over-period gross margin percentage primarily reflects the close out of projects with higher average gross margin percentages in 2005, a shift in product mix and the decrease in average sales prices in certain of the Company’s markets. The excess of revenue from sales of lots, land and other over the related cost of sales (gross margin) decreased to $(3.0) million in the 2006 period from $66.5 million in the 2005 period primarily due to the bulk sale of land in certain of the Company’s markets in the 2005 period compared to the sale of a golf course in one of the Company’s markets in the 2006 period. In addition, costs of approximately $10.8 million were incurred related to the abandonment and write-off of project pre-acquisition costs and land option deposits for certain of the Company’s potential projects in the 2006 period.

Operating costs for the year ended December 31, 2006 included an impairment loss on real estate assets of $39.9 million compared to $4.6 million in the 2005 period. During the 2006 period the impairment was primarily attributable to slower than anticipated home sales and lower than anticipated net revenue due to softening market conditions. Accordingly, when the undiscounted cash flows estimated to be generated by real estate inventories are less than the carrying amount of such assets, the real estate assets are written-down to their estimated fair value. During the 2005 period, an impairment loss related to a golf course in San Diego, California was attributable to lower than expected cash flows and continued net operating losses since the golf course opened in 2002.

Sales and marketing expense increased by $12.9 million to $72.3 million in the 2006 period from $59.4 million in the 2005 period primarily due to (i) an increase of $7.5 million in advertising costs to $23.6 million in the 2006 period from $16.1 million in the 2005 period, (ii) an increase of $3.9 million in direct selling expenses to $39.6 million in the 2006 period from $35.7 million in the 2005 period, and (iii) an increase of $1.5 in sales office expense to $9.1 million in the 2006 period from $7.6 million in the 2005 period. The increase in advertising costs is attributable to the softening in the Company’s markets which began in 2005 and is continuing into 2006 which has caused the Company to aggressively increase its marketing efforts in order to compete in markets where the demand for homes has decreased significantly. The increase in direct selling expenses is caused by the increase in outside broker costs of $7.6 million to $19.5 million in the 2006 period from $11.9 million in the 2005 period, offset by a decrease in salesperson commission of $2.5 to $14.5 million in the 2006 period from $17.0 million in the 2005 period. General and administrative expenses decreased by $28.6 million to $61.4 million in the 2006 period from $90.0 million in the 2005 period, primarily as a result of a decrease of $31.3 million in bonus expense to $27.3 million, or approximately 18% of pre-tax, pre-bonus income, in the 2006 period from $58.5 million, or approximately, 16% of pre-tax, pre-bonus income in the 2005 period and an increase of $2.5 million in salaries and related benefits as a result of increased employee benefit costs in the 2006 period. Selling, general and administrative expense as a percentage of home sales revenue was 9.0% in the 2006 period compared to 8.6% in the 2005 period. Other operating costs consist of losses realized by golf course operations at certain of the Company’s projects which increased to $6.5 million in the 2006 period compared to $2.5 million in the 2005 period. Equity in income from unconsolidated joint ventures decreased to $3.2 million in the 2006 period from $4.3 million in the 2005 period. Minority equity in income of consolidated entities decreased to $16.9 million in the 2006 period from $37.6 million in the 2005 period, primarily due to a decrease in the number of joint venture homes closed to 347 in the 2006 period from 688 in 2005.

The Company incurred financial advisory expenses of $3.2 million in the 2006 period due to the tender offer described below in “Tender Offer and Merger” The Company incurred financial advisory expenses of $2.2 million in the 2005 period due to a proposed transaction which was not completed.

Total interest incurred increased to $80.2 million in the 2006 period from $73.2 million in the 2005 period, primarily as a result of an increase in the average principal balance of debt outstanding and an increase in interest rates. All interest incurred was capitalized in the 2006 and 2005 periods.

The estimated overall effective tax rate for the year ending December 31, 2006 is 39.5%. During the year ended December 31, 2006, income tax benefits of $3.1 million related to stock option exercises were excluded from the results of operations and credited to additional paid-in capital. At December 31, 2006, the Company has unused recognized built-in losses in the amount of $19.4 million which are available to offset future taxable income and expire between 2009 and 2011. The utilization of these losses is limited to offset $3.9 million of taxable income per year; however, any unused losses in any year may be carried forward for utilization in future years through 2011. The Company’s ability to utilize the foregoing tax benefits will depend upon the amount of its future taxable income and may be further limited under certain circumstances.

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

As a result of the factors outlined above, net income decreased to $74.8 million in the 2006 period from $190.6 million in the 2005 period.

Comparisons of Years Ended December 31, 2005 and 2004

Consolidated operating revenue for the year ended December 31, 2005 was $1.856 billion, an increase of $34.5 million, or 1.9%, from consolidated operating revenue of $1.822 billion for the year ended December 31,

2004. Revenue from sales of wholly-owned homes increased $91.9 million, or 7.4%, to $1.338 billion in the 2005 period from $1.246 billion in the 2004 period. This increase was comprised of (i) an increase of $31.0 million due to an increase in the number of wholly-owned homes closed to 2,508 in 2005 from 2,447 in 2004 and (ii) an increase of $60.9 million due to an increase in the average sales price of wholly-owned homes closed to $533,600 in the 2005 period from $509,300 in the 2004 period. Consolidated operating revenue includes revenue from sales of joint ventures due to the adoption of Interpretation No. 46. Revenue from sales of joint venture homes decreased $132.4 million, or 24.6%, to $406.9 million in the 2005 period from $539.3 million in the 2004 period. This decrease was comprised of (i) an increase of $44.5 million due to an increase in the average sales price of joint venture homes closed to $591,400 in the 2005 period from $526,700 in the 2004 period and (ii) a decrease of $176.9 million due to a decrease in the number of joint venture homes closed to 688 in 2005 from 1,024 in 2004. Revenue from sales of lots, land and other increased to $111.3 million in 2005 from $36.3 million in 2004 due to the bulk sale of land of $66.0 million in Arizona and of $45.3 million in California during 2005. The increase in the average sales price of units closed in wholly-owned and consolidated joint venture projects was primarily due to (i) price appreciation in certain markets and (ii) a change in product mix.

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

Operating costs for the year ending December 31, 2005 includes an impairment loss of $4.6 million related to a golf course in San Diego, California. The impairment was attributable to lower than expected cash flows and continued net operating losses since the golf course opened in 2002.

Sales and marketing expense increased slightly to $59.4 million in the 2005 period from $58.8 million in the 2004 period primarily due to an increase in marketing fees paid to land sellers in certain of the communities in which the Company builds to $7.2 million in 2005 from $6.7 million in 2004. General and administrative expenses increased $9.2 million in the 2005 period to $90.0 million from $80.8 million in the 2004 period primarily as a result of an increase in bonus expense to $58.5 million, or approximately 16% of pre-tax, pre-bonus income, in the 2005 period from $54.1 million, or approximately 16% of pre-tax, pre-bonus income, in the 2004 period due to higher levels of pre-tax, pre-bonus income and an increase in salaries and benefits to $24.5 million in the 2005 period from $20.8 million in the 2004 period. Other operating costs consist of operating losses realized by golf course operations in certain of the Company’s divisions which increased $0.4 million to $2.5 million in the 2005 period from $2.1 million in the 2004 period. Equity in income (loss) from unconsolidated joint ventures increased to $4.3 million in the 2005 period from $(0.7) million in the 2004 period, primarily due to certain bulk sales of land by the Company’s unconsolidated joint ventures. Minority equity in income of consolidated entities decreased to $37.6 million in the 2005 period from $49.7 million in the 2004 period, primarily due to a decrease in the number of joint venture homes closed to 688 in 2005 from 1,024 in 2004.

The Company incurred financial advisory expenses of $2.2 million in the 2005 period with no comparable amount in the 2004 period due to a proposed transaction which was not completed.

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

As of December 31, 2006, the outstanding 7 5/8% Senior Notes with a face value of $150.0 million had a fair value of approximately $127.9 million, based on quotes from industry sources.

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

As of December 31, 2006, the outstanding 10 3/4% Senior Notes with a face value of $246.9 million had a fair value of approximately $240.0 million, based on quotes from industry sources.

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

As of December 31, 2006, the outstanding 7 1/2% Senior Notes with a face value of $150.0 million had a fair value of $124.9 million, based on quotes from industry sources.

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

At December 31, 2006, the Company had approximately $233.7 million of secured indebtedness, (excluding approximately $70.4 million of secured indebtedness of consolidated entities) and approximately $305.8 million of additional secured indebtedness available to be borrowed under the Company’s credit facilities, as limited by the Company’s borrowing base formulas.

Revolving Credit Facilities

As of December 31, 2006, the Company has seven revolving credit facilities which have an aggregate maximum loan commitment of $560.0 million, (including one facility of $150.0 million, one of $100.0 million, one of $90.0 million, one of $70.0 million and three of $50.0 million each), and mature at various dates through 2008. The revolving credit facilities have similar characteristics. The Company may borrow amounts, subject to applicable borrowing base and concentration limitations, as defined. During the last year of the term of each facility, the commitment amount will decrease ratably until the commitment under each facility is reduced to zero by the final maturity date, as defined in each respective agreement.

Availability under each credit facility is subject not only to the maximum amount committed under the respective facility, but also to both various borrowing base and concentration limitations. The borrowing base limits lender advances to certain agreed percentages of asset value. The allowed percentage generally increases as the asset progresses from land under development to residence subject to contract of sale. Advances for each type of collateral become due in whole or in part, subject to possible re-borrowing, and/or the collateral becomes excluded from the borrowing base, after a specified period or earlier upon sale. Concentration limitations further restrict availability under the credit facilities. The effect of these borrowing base and concentration limitations essentially is to mandate minimum levels of the Company’s investment in a project, with higher percentages of investment required at earlier phases of a project, and with greater absolute dollar amounts of investment required as a project progresses. Each revolving credit facility is secured by deeds of trust on the real property and improvements thereon owned by the Company in the subdivision project(s) approved by the respective lender, as well as pledges of all net sale proceeds, related contracts and other ancillary property. Also, each credit facility includes financial covenants, which may limit the amount that may be borrowed thereunder. Outstanding advances bear interest at various rates, which approximate the prime rate. As of December 31, 2006, $146.0 million was outstanding under these credit facilities, with a weighted-average interest rate of 7.71%, and the undrawn availability was $305.8 million as limited by the borrowing base formulas. Interest on the revolving credit facilities is calculated on the average, outstanding daily balance and is paid following the end of each month. During the year ended December 31, 2006, the Company borrowed $1.263 billion and repaid $1.167 billion under these facilities. The maximum amount outstanding was $228.3 million and the weighted average borrowings were $152.6 million during the year ended December 31, 2006. Interest incurred on the revolving credit facilities for the year ended December 31, 2006 was $13.6 million. Delaware Lyon has guaranteed on an unsecured basis California Lyon’s obligations under certain of the revolving credit facilities and has provided an unsecured environmental indemnity in favor of the lender under the $90.0 million bank line of credit. The Company routinely makes borrowings under its revolving credit facilities in the ordinary course of business within the maximum aggregate loan commitment amounts to fund its operations, including its land acquisition and home building activities, and repays such borrowings, as required by the credit facilities, with the net proceeds from sales of the real property, including homes, which secure the applicable credit facility.

Under the revolving credit facilities, the Company is required to comply with a number of covenants, the most restrictive of which require Delaware Lyon to maintain:

➢	A tangible net worth, as defined, of $200.0 million, adjusted upwards quarterly by 50% of Delaware Lyon’s quarterly net income after June 30, 2004;

➢	A ratio of total liabilities to tangible net worth, each as defined, of less than 3.25 to 1; and

➢	Minimum liquidity, as defined, of at least $10.0 million.

As of and for the year ending December 31, 2006, the Company is in compliance with these covenants.

Construction Notes Payable

At December 31, 2006, the Company had construction notes payable on certain consolidated entities amounting to $70.4 million. The construction notes have various maturity dates through 2008 and bear interest at rates ranging from prime plus 0.25% to prime plus 2.0% at December 31, 2006. Interest is calculated on the average daily balance and is paid following the end of each month or upon maturity of the note.

Seller Financing

At December 31, 2006, the Company had $28.3 million of notes payable outstanding related to land acquisitions for which seller financing was provided. The seller financing notes have various maturity dates through March 2008 and bear interest at rates ranging from 9.0% to 12.0% at December 31, 2006. Interest is calculated on the average principal balance outstanding and is accrued and paid when the financing is repaid.

Revolving Mortgage Warehouse Credit Facilities

The Company, through its mortgage subsidiary and one of its unconsolidated joint ventures, has entered into two revolving mortgage warehouse credit facilities with banks to fund its mortgage origination operations. The original credit facility, which matures in May 2007, provides for revolving loans of up to $30.0 million outstanding, $20.0 million of which is committed (lender obligated to lend if stated conditions are satisfied) and $10.0 million is not committed (lender advances are optional even if stated conditions are otherwise satisfied). The Company’s mortgage subsidiary and one of its unconsolidated joint ventures entered into an additional $50.0 million credit facility which matures in April 2007. The Company expects the maturities to be extended by the lender at each maturity date for an additional year. Mortgage loans are generally held for a short period of time and are typically sold to investors within 7 to 15 days following funding. The facilities are secured by substantially all of the assets of each of the borrowers, including the mortgage loans held for sale, all rights of each of the borrowers with respect to contractual obligations of third party investors to purchase such mortgage loans, and all proceeds of sale of such mortgage loans. The facilities, which have LIBOR based pricing, also contain certain financial covenants requiring the borrowers to maintain minimum tangible net worth, leverage, profitability and liquidity. These facilities are non-recourse and are not guaranteed by the Company. At December 31, 2006 the outstanding balance under these facilities was $59.4 million.

Land Banking Arrangements

The Company enters into purchase agreements with various land sellers. In some instances, and as a method of acquiring land in staged takedowns, thereby minimizing the use of funds from the Company’s revolving credit facilities and other corporate financing sources and limiting the Company’s risk, the Company transfers the Company’s right in such purchase agreements to entities owned by third parties (“land banking arrangements”). These entities use equity contributions and/or incur debt to finance the acquisition and development of the lots. The entities grant the Company an option to acquire lots in staged takedowns. In consideration for this option, the Company makes a non-refundable deposit of 15% to 25% of the total purchase price. The Company is under no obligation to purchase the balance of the lots, but would forfeit remaining deposits and be subject to penalties if the lots were not purchased. The Company does not have legal title to these entities or their assets and has not guaranteed their liabilities. These land banking arrangements help the Company manage the financial and market risk associated with land holdings. The use of these land banking arrangements is dependent on, among other things, the availability of capital to the option provider, general housing market conditions and geographic preferences. As described in Note 2 of “Notes to Consolidated Financial Statements”, Interpretation No. 46, requires the consolidation of the assets, liabilities and operations of four of the Company’s land banking arrangements including, as of December 31, 2006, real estate inventories of $69.1 million, which are included in real estate inventories not owned in the accompanying balance sheet. The Company participates in one land banking arrangement, which is not a VIE in accordance with Interpretation No. 46, and is not consolidated as of December 31, 2006. The deposits related to the unconsolidated land banking arrangement have been recorded in the accompanying consolidated balance sheet.

In addition, the Company participates in another land banking arrangement, which is not a VIE in accordance with Interpretation No. 46, but is consolidated in accordance with SFAS No. 49, Accounting for Product Financing Arrangements, (“FAS 49”). Under the provisions of FAS 49, the Company has determined it is economically compelled, based on certain factors, to purchase the land in the land banking arrangement, and therefore, must record the remaining purchase price of the land of $131.6 million, which is included in real estate inventories not owned and liabilities from inventories not owned in the accompanying balance sheet.

During the year ended December 31, 2005, the Company and an unaffiliated party formed a limited liability company (the “LLC”) for the purpose of acquiring 222 acres in the city of Pittsburg, California and developing the land into 533 residential home sites. The LLC was determined to be a variable interest entity and is consolidated in the accompanying consolidated balance sheet. During the year ended December 31, 2006, the LLC sold 284 lots to the Company for a purchase price of $43.3 million. The lots were acquired through two land banking arrangements which have been determined to be VIEs and are consolidated in the accompanying consolidated balance sheet in real estate inventories not owned. The lots will be purchased from the two consolidated land banking arrangements on staged take-downs through 2008. Information pertaining to the two consolidated land banking arrangements is included in the table below. The intercompany land sales and related profits have been eliminated in consolidation.

Summary information with respect to the Company’s consolidated and unconsolidated land banking arrangements is as follows as of December 31, 2006 (dollars in thousands):

	Consolidated	Unconsolidated
Total number of land banking projects	5	1

Total number of lots	1,077	323

Total purchase price	$272,164	$64,000

Balance of lots still under option and not purchased:
Number of lots	1,027	323

Purchase price	$200,670	$64,000

Forfeited deposits if lots are not purchased	$50,820	$3,922

Joint Venture Financing

The Company and certain of its subsidiaries are general partners or members in joint ventures involved in the development and sale of residential projects. As described more fully in Critical Accounting Policies—Variable Interest Entities certain joint ventures have been determined to be variable interest entities in which the Company is considered the primary beneficiary. Accordingly, the assets, liabilities and operations of these joint ventures have been consolidated with the Company’s financial statements as of and for the years ended December 31, 2006 and 2005. Because the Company already recognizes its proportionate share of joint venture earnings and losses under the equity method of accounting, the adoption of Interpretation No. 46 did not affect the Company’s consolidated net income. The financial statements of joint ventures in which the Company is not considered the primary beneficiary are not consolidated with the Company’s financial statements. The Company’s investments in unconsolidated joint ventures are accounted for using the equity method because the Company has a 50% or less voting or economic interest (and thus such joint ventures are not controlled by the Company). Income allocations and cash distributions to the Company from the unconsolidated joint ventures are based on predetermined formulas between the Company and its joint venture partners as specified in the applicable partnership or operating agreements. The Company generally receives, after partners’ priority returns and returns of partners’ capital, approximately 50% of the profits and cash flows from joint ventures. See Note 2 of “Notes to Consolidated Financial Statements” for condensed combined financial information for the joint ventures whose financial statements have been consolidated with the Company’s financial statements. See Note 5 of “Notes to Consolidated Financial Statements” for condensed combined financial information for the unconsolidated joint ventures. Based upon current estimates, substantially all future development and construction costs incurred by the joint ventures will be funded by the venture partners or from the proceeds of construction financing obtained by the joint ventures.

As of December 31, 2006, the Company’s investment in and advances to unconsolidated joint ventures was $3.6 million and the venture partners’ investment in such joint ventures was $1.7 million. As of December 31, 2006, these joint ventures had obtained financing from construction lenders which amounted to $38.6 million of outstanding indebtedness.

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

The Company is a member in an unconsolidated joint venture limited liability company formed for the purpose of acquiring and developing land in Pahrump, Nevada. At December 31, 2006, the unconsolidated joint venture had outstanding land acquisition and development debt of $36.8 million, of which the Company guaranteed $18.4 million.

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

Cash Flows — Comparison of Years Ended December 31, 2006 and 2005

Net cash used in operating activities decreased to $22.2 million in the 2006 period from $44.5 million in the 2005 period. The change was primarily as a result of (i) an increase in net changes in accrued expenses to a decrease of $112.7 million in the 2006 period from a decrease of $90.9 million in the 2005 period, (ii) decreased expenditures in real estate inventories owned to $147.8 million in the 2006 period from $232.2 million in the 2005 period, (iii) an increase in net changes in receivables to an increase of $24.0 million in the 2006 period from a decrease of $104.2 million in the 2005 period, (iv) a decrease in provision for income taxes to $48.9 million in the 2006 period from $124.1 million in the 2005 period, (v) impairment loss on real estate assets of $39.9 million in the 2006 period compared to $4.6 million in the 2005 period, and (vi) a decrease in net income to $74.8 million in the 2006 period from $190.6 million in the 2005 period. The decrease in real estate inventories is primarily attributable to a decrease in land acquisitions during the 2006 period. The softening in the Company’s markets which began in 2005 and continued in 2006 has decreased the amount of land acquisitions by the Company during the 2006 period. The increase in net changes in accrued expenses is primarily attributable to a net decrease in income taxes payable of $31.3 million during the 2006 period from a balance of $35.5 million as of December 31, 2005 compared to $4.2 million as of December 31, 2006 and a net decrease in accrued bonus expense of $32.3 million during the 2006 period, from a balance of $71.8 million as of December 31, 2005 compared to $39.4 million as of December 31, 2006. Comparatively, during the 2005 period, the net increase in income taxes payable was $4.5 million in the 2005 period, from a balance of $31.0 as of December 31, 2004 compared to a balance of $35.5 million as of December 31, 2005 and a net increase in accrued bonus expense of $12.2 million from a balance of $59.6 million as of December 31, 2004 compared to a balance of $71.8 million as of December 31, 2005. The changes identified above for the two periods in the year ending December 31, 2006 are recurring in nature and are attributable to the timing of bonus payments and estimated income tax payments made, offset by normal accruals for the period. The increase in net changes in receivables is attributable to a decrease in escrow proceeds receivable of $37.0 million during the 2006 period, from a balance of $84.3 million as of December 31, 2005 to a balance of $47.3 million as of December 31, 2006 compared to a net increase of $69.3 million during the 2005 period, from a balance of $15.0 million as of December 31, 2004 to a balance of $84.3 million as of December 31, 2005. The large balance as of December 31, 2006 and 2005 was temporary in nature and primarily due to a significant number of homes closed in the last five days of the year of 192 in 2006 and 254 in 2005 where the homes had closed escrow but the Company had not yet received the funds from the escrow and title companies. The entire balance of escrow proceeds receivable at December 31, 2006 and

2005 was collected within the first few days of the following period. The remaining increase in the change in receivables is primarily attributable to a net increase in first trust deed mortgage notes receivables of $11.9 million during the 2006 period to $59.7 million as of December 31, 2006 from $47.8 million as of December 31, 2005 compared to a net increase of $33.2 million during the 2005 period to $47.8 million as of December 31, 2005 from $14.7 million as of December 31, 2004. This increase was also attributable to the significant number of homes closed in the last week of the year in 2006 and 2005 as described above. Substantially all of the balance of first trust deed mortgage notes receivables was collected in the first few days of January 2007 and 2006 when the loans were sold to third party investors. The successful issuance of the 10 3/4% Senior Notes in 2003 and the 7 1/2% Senior Notes and 7 5/8% Senior Notes in 2004, offset by the repayment of the 12 1/2% Senior Notes, provided the Company with increased financial resources. The risks inherent in purchasing and developing land increase as consumer demand for housing decreases. Thus, the Company may have bought and developed land on which it cannot profitably build and sell homes. The market value of land, building lots and housing inventories can fluctuate significantly as a result of changing market conditions. In addition, inventory carrying costs can be significant and can result in losses in a poorly performing project or market. In the event of significant changes in economic or market conditions, the Company may have to sell homes at significantly lower margins or at a loss.

Net cash (used in) provided by investing activities decreased to a use of $2.8 million in the 2006 period from a source of $16.5 million in the 2005 period. The change was primarily as a result of a decrease in net distributions of capital from unconsolidated joint ventures from net distributions of $20.5 million in the 2005 period to no comparable amount in the 2006 period.

Net cash provided by (used in) financing activities decreased to a source of $11.3 million in the 2006 period from a use of $15.7 million in the 2005 period, primarily as a result of minority interest distributions of $147.0 million in the 2006 period compared to minority interest distributions of $76.7 million in the 2005 period, offset by an increase in net borrowings on notes payable to $157.9 million in the 2006 period from $60.7 million in the 2005 period.

Cash Flows — Comparison of Years Ended December 31, 2005 and 2004

Net cash (used in) provided by operating activities changed from a source of $87.3 million in 2004 to a use of $44.5 million in 2005. The change was primarily as a result of (i) an increase in equity in income of unconsolidated joint ventures from a loss of $0.7 million in 2004 to income of $4.3 million in 2005, (ii) an increase in distributions of income from unconsolidated joint ventures from none in 2004 to $2.7 million in 2005, (iii) a decrease in net changes in receivables from an increase of $9.2 million in 2004 to a decrease of $104.2 million in 2005 and (iv) increased net expenditures in real estate inventories from $195.3 million in 2004 to $232.2 million in 2005. The increase in net changes in receivables is attributable to a decrease in escrow proceeds receivable of $69.3 million during the 2005 period, from a balance of $15.0 million as of December 31, 2004 to a balance of $84.3 million as of December 31, 2005 compared to a net decrease of $20.7 million during the 2004 period, from a balance of $35.7 million as of December 31, 2003 to a balance of $15.0 million as of December 31, 2005. The large balance as of December 31, 2006 and 2005 was temporary in nature and primarily due to a significant increase in the number of homes closed in the last five days of the year to in 2005 from 254 in 2004 where the homes had closed escrow but the Company had not yet received the funds from the escrow and title companies. The entire balance of escrow proceeds receivable at December 31, 2005 and 2004 was collected within the first few days of the following period. The successful issuance of the 10 3/4% Senior Notes in 2003 and the 7 1/2% Senior Notes and 7 5/8% Senior Notes in 2004, offset by the repayment of the 12 1/2% Senior Notes (as described in financing activities below), provided the Company with increased financial resources. The risks inherent in purchasing and developing land increase as consumer demand for housing decreases. Thus, the Company may have bought and developed land on which it cannot profitably build and sell homes. The market value of land, building lots and housing inventories can fluctuate significantly as a result of changing market conditions. In addition, inventory carrying costs can be significant and can result in losses in a poorly performing project or market. In the event of significant changes in economic or market conditions, the Company may have to sell homes at significantly lower margins or at a loss.

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

Off-Balance Sheet Arrangements

The Company enters into certain off-balance sheet arrangements including joint venture financing, option agreements, land banking arrangements and variable interests in consolidated and unconsolidated entities. These arrangements are more fully described above and in Notes 2, 5 and 11 of “Notes to Consolidated Financial Statements”.

Contractual Obligations

The Company’s contractual obligations consisted of the following at December 31, 2006 (in thousands):

		Payments due by period
Contractual obligations (note 1)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Revolving credit facilities	$161,353	$49,377	$111,976	$—	$—
Construction notes payable	72,248	67,468	4,780	—	—
Seller financing	31,802	16,604	15,198	—	—
Mortgage Warehouse Credit Facility	61,046	61,046	—	—	—
7 5/8% Senior Notes	218,625	11,438	22,875	22,875	161,437
10 3/4% Senior Notes	417,969	26,875	53,750	53,750	283,594
7 1/2% Senior Notes	230,156	11,250	22,500	22,500	173,906
Operating leases	7,124	2,825	3,251	1,048	—
Purchase obligations:
Land purchases and option commitments	407,665	228,010	124,536	55,119	—
Project commitments	395,788	305,532	60,171	30,085	—

Total	$2,003,776	$780,425	$419,037	$185,377	$618,937

(1)	The summary of contractual obligations above includes interest on all interest-bearing obligations. Interest on all fixed rate interest-bearing obligations is based on the stated rate and is calculated to the stated maturity date. Interest on all variable rate interest bearing obligations is based on the rates effective as of December 31, 2006 and is calculated to the stated maturity date.

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

The results of operations for the year ended December 31, 2006, include a non-cash charge of $39.9 million to record an impairment loss on real estate assets held by the Company at certain of its homebuilding projects. The impairment was primarily attributable to slower than anticipated home sales and lower than anticipated net revenue due to softening market conditions. As a result, the future undiscounted cash flows estimated to be generated were determined to be less than the carrying amount of the assets. Accordingly, the related real estate assets were written-down to their estimated fair value. The non-cash charge is reflected in impairment loss on real estate assets in the accompanying consolidated statements of income.

The results of operations for the year ended December 31, 2005 included a non-cash charge of $4.6 million to record an impairment loss related to a golf course in the Company’s San Diego Division. The impairment loss was primarily attributable to lower than expected cash flows and continued net operating losses since the golf course opened in 2002. As a result, the future undiscounted cash flows estimated to be generated were determined to be less than the assets carrying amount. Accordingly, the golf course asset was written-down to its estimated fair value. The non-cash charge had been previously reflected in other operating costs in the consolidated statement of income for the year ended December 31, 2005. However, such amount has been reclassified to loss on impairment of real estate assets to be consistent with the financial statement presentation for the year ended December 31, 2006.

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

Related Party Transactions

See Item 13 and Note 10 of the “Notes to Consolidated Financial Statements” for a description of the Company’s transactions with related parties.

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

On March 23, 2006, the Company announced that its board of directors had formed a special committee of independent directors to consider the offer by General Lyon with the assistance of outside financial and legal advisors which the special committee retained. On April 10, 2006, General Lyon announced that he would amend his tender offer for all the outstanding shares of William Lyon Homes by increasing the offer price to $100 per share. The special committee determined that it would recommend that stockholders tender their shares in connection with the amended offer. General Lyon also extended his offer until Friday, April 21, 2006. General Lyon had also reached an agreement, subject to final court approval, to settle certain class action lawsuits that had been filed in Delaware on behalf of William Lyon Homes’ stockholders. As described below in Note 7 –

Commitments and Contingencies, the Delaware Chancery Court approved the settlement on August 9, 2006. Another class action lawsuit filed in California has been stayed by the California court.

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

Prior to the completion of the merger, General Lyon and the two trusts contributed all the shares of the Company owned by them, which constituted more than 90% of the outstanding shares, to WLH Acquisition Corp. WLH Acquisition Corp. was then merged with and into the Company pursuant to the short-form merger provisions of Delaware law. Prior to the merger, the Company had cancelled and retired 1,275,000 shares of its common stock which had been repurchased and were being held in the treasury. After the merger, the Company’s equity consists of 1,000 shares of common stock outstanding. The Company will continue as a privately held company, wholly owned by General Lyon and the two trusts.

See “Part I—Item 3. Legal Proceedings” for information on certain lawsuits which have been filed relating to General Lyon’s proposal.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. FAS 157 is not expected to materially affect how we determine fair value.

In September 2006, the Securities and Exchange Commission Staff issued Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial

Statements, (“SAB 108”). SAB 108 addresses how the effects of prior year uncorrected financial statement misstatements should be considered in current year financial statements. SAB 108 requires registrants to quantify misstatements using both balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relative quantitative and qualitative factors. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. SAB 108 did not have an effect on the Company’s consolidated financial statements.

In July 2006, the Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This interpretation, among other things, creates a two step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006, in which the impact of adoption should be accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings. The Company is evaluating the provisions of FIN 48 and has not yet determined the impact on the Company’s financial statements.

On June 29, 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 04-05, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-05”). The scope of EITF 04-05 is limited to limited partnerships or similar entities (such as limited liability companies that have governing provisions that are the functional equivalent of a limited partnership) that are not variable interest entities under Interpretation No. 46 and provides a new framework for addressing when a general partner in a limited partnership, or managing member in the case of a limited liability company, controls the entity. Under EITF 04-05, the Company may be required to consolidate certain investments in which the Company holds a general partner or managing member interest. EITF 04-05 was effective after June 29, 2005 for new entities formed after such date and for existing entities for which the agreements are subsequently modified and was effective for the Company’s fiscal year beginning January 1, 2006 for all other entities. The adoption of EITF 04-05 did not have any impact on the Company’s financial statements as of December 31, 2006. EITF 04-05 may require the consolidation of the assets, liabilities and operations of certain of the Company’s homebuilding and land development joint ventures. Since the Company already recognizes its proportionate share of joint venture earnings and losses under the equity method of accounting, the adoption of EITF 04-05 will not impact the Company’s consolidated net income.

Forward-Looking Statements

Investors are cautioned that certain statements contained in this Annual Report on Form 10-K, as well as some statements by the Company in periodic press releases and some oral statements by Company officials to securities analysts and stockholders during presentations about the Company are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). Statements which are predictive in nature, which depend upon or refer to future events or conditions, or which include words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “estimates”, “hopes”, and similar expressions constitute forward- looking statements. In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible future Company actions, which may be provided by management are also forward-looking statements as defined in the Act. Forward-looking statements are based upon expectations and projections about future events and are subject to assumptions, risks and uncertainties about, among other things, the Company, economic and market factors and the homebuilding industry.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk for changes in interest rates relates to the Company’s floating rate debt with a total outstanding balance at December 31, 2006 of $265.6 million where the interest rate is variable based upon certain bank reference or prime rates. If interest rates were to increase by 10%, the estimated impact on the Company’s consolidated financial statements would be no reduction to income before provision for income taxes based on amounts outstanding and rates in effect at December 31, 2006, but would increase capitalized interest by approximately $1.7 million which would be amortized to cost of sales as home closings occur.

Item 8.    Financial Statements and Supplementary Data

The consolidated financial statements of William Lyon Homes and the reports of the independent registered public accounting firm, listed under Item 15, are submitted as a separate section of this report beginning on page 80 and are incorporated herein by reference.

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

Management’s Annual Report on Internal Control Over Financial Reporting.    The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f), and for its assessment of the effectiveness of internal control over financial reporting. Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Based on the Company’s evaluation under the framework in Internal Control — Integrated Framework, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2006.

The assessment by the Company’s management of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report that is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

William Lyon Homes

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that William Lyon Homes maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The management of William Lyon Homes is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that William Lyon Homes maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, William Lyon Homes maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of William Lyon Homes as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006 and our report dated March 2, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Irvine, California

March 2, 2007

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Information Regarding the Directors of William Lyon Homes

The following table lists the Directors of the Company and provides their respective ages and current positions with the Company as of March 1, 2007. Each director holds office until the Company’s next Annual Meeting and until his successor is duly elected and qualified. Except as described below, there are no family relationships between any director or executive officer and any other director or executive officer of William Lyon Homes. Biographical information for each Director is provided below.

Name	Age	Position
General William Lyon	83	Chairman of the Board of Directors and Chief Executive Officer
Douglas F. Bauer	45	Director, President and Chief Operating Officer
William H. Lyon	33	Director, Executive Vice President and Chief Administrative Officer
Douglas K. Ammerman (a, b, c)	55	Director
Wade H. Cable	58	Director
Richard E. Frankel	61	Director
Harold H. Greene (a, b, c)	67	Director
Lawrence M. Higby (a, b, c)	61	Director
Gary H. Hunt (a, b, c)	58	Director
Arthur B. Laffer (b, c)	66	Director
Alex Meruelo (a, b, c)	44	Director

(a)	Member of the Audit Committee

(b)	Member of the Compensation Committee

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

DOUGLAS F. BAUER, President and Chief Operating Officer, joined the Company in 1999 when it acquired substantially all of the assets of the former William Lyon Homes, where Mr. Bauer had served as Vice President — Finance and Chief Financial Officer and Northern California Region President since his hire in January 1989. Effective on July 1, 2005, Mr. Bauer was appointed Executive Vice President. Effective on March 1, 2007, Mr. Bauer was appointed as President and Chief Operating Officer of the Company. Prior experience includes seven years at Security Pacific National Bank in Los Angeles, California in various financial positions. Mr. Bauer has more than 20 years experience in the real estate development and homebuilding industry.

WILLIAM H. LYON, Executive Vice President and Chief Administrative Officer, son of Chairman William Lyon, worked full time with the former William Lyon Homes from November 1997 through November 1999 as an assistant project manager, has been employed by the Company since November 1999 and has been a member of the board of directors since January 25, 2000. Since joining the Company, Mr. Lyon has been employed as an assistant project manager and project manager and has participated in a training program designed to expose him to the many facets of real estate development. From February 2003 until February 2005, he served as the Company’s Director of Corporate Affairs. In February 2005, he was appointed Vice President and Chief Administrative Officer of the Company. Effective on March 1, 2007, Mr. Lyon was appointed as Executive Vice President and Chief Administrative Officer. Mr. Lyon received a dual B.S. in Industrial Engineering and Product Design from Stanford University in 1997.

DOUGLAS K. AMMERMAN was appointed to the Board of Directors on February 27, 2007. Mr. Ammerman’s business career includes almost three decades of service with KPMG, independent public accountants, until his retirement in 2002. He was the Managing Partner of the Orange County office and was the National Partner in Charge — Tax. He is a certified public accountant and a member of the American Institute of Certified Public Accountants. Mr. Ammerman is a member of the Board of Directors of Fidelity National Financial (a company listed on the New York Stock Exchange), where he also serves as Chairman of the Audit Committee. He also is a member of the Board of Directors of Quicksilver (a company listed on the New York Stock Exchange), where he also serves as Chairman of the Audit Committee, a member of the Compensation Committee and a member of the Nominating and Corporate Governance Committee. He also is a member of the Board of Directors of El Pollo Loco, where he also serves as Chairman of the Audit Committee. Mr. Ammerman has served as a director of The Pacific Club for twelve years and is a past president. He also has served as a director of the UCI Foundation for fourteen years.

WADE H. CABLE served from 1985 to 1999 as a director and President and Chief Executive Officer of the former The Presley Companies and has served as a director and President and Chief Operating Officer of the Company since November 1999. Effective on March 1, 2007, Mr. Cable retired from the Company as President and Chief Operating Officer but remains as a member of the Board of Directors. Prior to joining The Presley Companies, he worked for thirteen years with Pacific Enterprises as a senior executive in various of its real estate operations, including two years as an Executive Vice President of Pacific Lighting Real Estate Group and four years as the President of Fredricks Development Company, a residential developer and homebuilder.

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

HAROLD H. GREENE joined the board of directors on October 17, 2005. Mr. Greene is a 40-year veteran of the commercial and residential real estate lending industry. He most recently served as the Managing Director for Bank of America’s California Commercial Real Estate Division from 1998 to 2001 where he was responsible for lending to commercial real estate developers in California and managed an investment portfolio of approximately $2.6 billion. From 1990 to 1998, Mr. Greene was the Executive Vice President of SeaFirst Bank in Seattle, Washington and prior to that he served as the Vice Chairman of MetroBank from 1989 to 1990 and in various positions, including Senior Vice President in charge of the Asset Based Finance Group, with Union Bank, where he worked for 27 years. Mr. Greene currently serves as a director of Gary’s and Company (men’s clothing retailer) and as a director and member of the audit committee of Paladin Realty Income Properties, Inc. (real estate investments). He also serves as a director and member of the audit committee of NNN Realty Advisors (real estate management).

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

GARY H. HUNT joined the board of directors on October 17, 2005. He has more than three decades of experience in government, business, major land use planning and development, as well as governmental and political affairs. Since 2001, Mr. Hunt has been the Managing Partner of California Strategies, LLC, a strategic consulting firm, in Newport Beach, California with offices in Sacramento and Los Angeles. Formerly Executive Vice President and a member of the Board of Directors and the Executive Committee of The Irvine Company, a real estate developer, for which Mr. Hunt worked for 24 years, Mr. Hunt’s career also includes staff and appointed positions with the California State Legislature, U.S. House of Representatives, California Governor Ronald Reagan, and President George W. Bush. He currently serves as Chairman of the California Bay Delta Authority. He also currently serves as a director of Glenair Inc., a manufacturer of electrical connector accessories and as Chairman of the Board of Advisors of Kennecott Land Company, a real estate land developer in Utah. He also serves as a director and member of the audit committee of NNN Realty Advisors (real estate management).

ARTHUR B. LAFFER joined the board of directors on October 17, 2005. He is the Founder and has been Chairman and Chief Executive Officer of Laffer Associates, an economic research and financial consulting firm, in San Diego, California. Dr. Laffer has also been Chief Executive Officer of Laffer Advisers Inc., a broker-dealer, since 1981, and Chief Executive Officer of Laffer Investments, an investment money management firm, since 1999. Dr. Laffer has been a leader in the nation in providing economic research and global investment- research consulting services to real estate asset managers, pension funds, financial institutions, and top corporations. Commonly known as “The Father of Supply-Side Economics,” Dr. Laffer is a founding member of the U.S. Congressional Policy Advisory Board, served two terms as a member of President Reagan’s Economic Policy Advisory Board, and helped shape public policy with his involvement in California’s Proposition 13, the groundbreaking California initiative that drastically cut state property taxes in 1978. Dr. Laffer is a member of the board of directors and chairman of the audit and compensation committees of OXiGENE, Inc. (biopharmaceuticals); a member of the board of directors of Veolia Environment (environmental management); and a member of the board of directors and a member of the audit and compensation committees of MPS Group, Inc. (business services provider).

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

Audit Committee. The Company has a standing Audit Committee, which is chaired by Mr. Harold H. Greene and consists of Messrs. Greene, Ammerman, Higby, Hunt and Meruelo. Mr. Ammerman’s appointment as a member of the Audit Committee was effective on February 27, 2007, the date he was appointed to the Board of Directors. The Board has determined that all committee members are independent and financially literate under the standards established by the Securities and Exchange Commission (the “SEC”) and the New York Stock Exchange (the “NYSE”). The Board has determined that Mr. Greene is an “audit committee financial expert” as defined by the SEC.

Information Regarding Executive Officers of William Lyon Homes

The executive officers of the Company are chosen annually by the Board of Directors and each holds office until his or her successor is chosen and qualified or until his or her death, resignation or removal. There are no family relationships between any director or executive officer and any other director or executive officer of the Company, except for William Lyon and William H. Lyon, who are father and son. The following table lists the Company’s executive officers and provides their respective ages as of March 1, 2007 and their current positions.

Name	Age	Position
General William Lyon	83	Chairman of the Board of Directors and Chief Executive Officer
Douglas F. Bauer	45	President and Chief Operating Officer
William H. Lyon	33	Executive Vice President and Chief Administrative Officer
Mary J. Connelly	55	Senior Vice President and Nevada Region President
W. Thomas Hickcox	54	Senior Vice President and Arizona Region President
Thomas J. Mitchell	46	Senior Vice President and Southern California Coastal Region President
Larry I. Smith	52	Senior Vice President and Inland Empire California Region President
Michael D. Grubbs	48	Senior Vice President and Chief Financial Officer
W. Douglass Harris	63	Senior Vice President, Corporate Controller and Corporate Secretary
Richard S. Robinson	60	Senior Vice President — Finance
Cynthia E. Hardgrave	58	Vice President — Tax and Internal Audit

Officers serve at the discretion of the Board of Directors, subject to rights, if any, under contracts of employment. See “Employment Contracts” in Part III, Item 11. Biographical information for General Lyon, Mr. Bauer and Mr. William H. Lyon is provided above. See “Information Regarding the Directors of William Lyon Homes”.

MARY J. CONNELLY, Senior Vice President and Nevada Region President, joined The Presley Companies in May 1995, after eight years’ association with Gateway Development, six of which were served as Managing Partner in Nevada. Ms. Connelly was Vice President — Finance for the Company’s San Diego Division from 1985 to 1987, and she has more than 20 years experience in the real estate development and homebuilding industry.

W. THOMAS HICKCOX, Senior Vice President and Arizona Region President, joined the Company in May 2000. Mr. Hickcox was previously President of Continental Homes in Phoenix, Arizona, with 16 years of service at that company. Mr. Hickcox has more than 20 years experience in the real estate development and homebuilding industry.

THOMAS J. MITCHELL, Senior Vice President and Southern California Coastal Region President, joined the Company in 1999 when it acquired substantially all of the assets of the former William Lyon Homes, where Mr. Mitchell had served as a Project Manager, Vice President, and Division President since his hire in December 1988. Mr. Mitchell has more than 20 years experience in the real estate development and homebuilding industry.

LARRY I. SMITH, Senior Vice President and Inland Empire California Region President, joined The Presley Companies in May 1995 and has served the Company in that capacity since November 1999, after six years as Vice President and Southern California Division Manager of Coleman Homes, Inc. Previous experience includes ten years in sales and marketing executive positions and consulting activities with southern California real estate firms. Mr. Smith has more than 20 years experience in the real estate development and homebuilding industry.

MICHAEL D. GRUBBS, Senior Vice President and Chief Financial Officer, joined the Company in 1999 when it acquired substantially all of the assets of the former William Lyon Homes, where Mr. Grubbs had served as

Vice President and Corporate Controller after his hire in December 1992. Mr. Grubbs has more than 20 years experience in residential real estate and homebuilding finance.

W. DOUGLASS HARRIS, Senior Vice President, Corporate Controller and Corporate Secretary joined The Presley Companies in June 1992 and has served the Company in that capacity since November 1999. Mr. Harris has served as the Corporate Secretary of the Company since October 2002. Previously, Mr. Harris spent seven years with Shapell Industries, Inc., another major California homebuilder, as its Vice President and Corporate Controller. Mr. Harris has been involved with the real estate development and homebuilding industry for more than 30 years.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of reports received by the Company during or with respect to the year ended December 31, 2006 pursuant to Rule 16a-3(e) of the Securities Exchange Act of 1934, all reports required during or with respect to the year ended December 31, 2006 on Form 3, Form 4 and Form 5 were timely filed by the Company’s directors, officers and 10% stockholders.

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

Item 11.    Executive Compensation

Compensation Discussion and Analysis

Attracting, retaining, and motivating well-qualified executives is essential to the success of any company. This is particularly the case with us, as our industry is highly competitive and is subject to market fluctuations beyond our control. In light of the highly competitive market for top executive talent in our industry, the goals of our compensation program are to provide significant rewards for successful performance, and to encourage retention of top executives who may have attractive opportunities at other companies. At the same time, we try to keep our selling, general and administrative (“SG&A”) costs at competitive levels when compared with other major homebuilders.

Our compensation decisions are made by the Compensation Committee, which is composed entirely of independent outside members of our Board of Directors. The Compensation Committee receives recommendations from our senior executives and consults with outside independent compensation consultants, such as Kenneth R. Abel, Ph.D, as it deems appropriate. The Compensation Committee and its consultants also consider publicly-available information on the executive compensation of other major homebuilders. Members of our executive team are involved in the compensation process by assembling data to present to the Compensation Committee and by working with the outside independent compensation consultants to give them the information necessary to enable them to complete their reports.

Internal Revenue Code Section 162(m) generally disallows a tax deduction to reporting companies for compensation over $1,000,000 paid to each of the company’s chief executive officer and the four other most highly compensated officers, except for compensation that is “performance based.” Since we no longer have a class of publicly-traded equity securities outstanding, we are no longer subject to Section 162(m), and therefore it is not a factor in our compensation decisions.

Elements Of Compensation

Salary

Our Compensation Committee generally reviews the base salary of our named executive officers annually. In view of our desire to reward performance and loyalty while keeping SG&A costs competitive, we do not regard salary as the principal component of the compensation of our named executive officers. We believe that the salaries of our named executive officers are very conservative when compared with the salaries paid by other major homebuilders to similar officers.

Bonuses

Near the beginning of each year, the Compensation Committee sets objective performance criteria for the bonuses of named executive officers for that year. Although the Compensation Committee sets the objective performance criteria at the beginning of each year, in practice the objective performance criteria have been essentially the same for the past several years. We believe that the virtual uniformity of the objective performance criteria over the past several years has helped to reward productivity and loyalty by stabilizing the goalposts for bonuses over changing economic times. The objective performance criteria which the Compensation Committee has selected tie each named executive officer’s bonus directly to our consolidated pre-tax, pre-bonus income (or, in the case of a region president, to his region’s pre-tax, pre-bonus income), thereby directly rewarding performance.

We believe that our bonus plan for our named executive officers is similar to the bonus plans at other major homebuilders. Application of the objective performance criteria can produce large bonuses in the event that we have (or our relevant region has) high pre-tax, pre-bonus income. We believe that large bonuses to our named executive officers are appropriate if we have (or our relevant region has) high pre-tax, pre-bonus income, particularly because in recent years we have not awarded any options or other equity compensation.

A named executive officer’s right to receive a bonus is conditioned on his being actively employed by us on the date of payment, except in the case of retirement, death or disability. Bonuses for a particular year will be paid out over two years, with 75% paid following the determination of the bonus, and 25% paid one year later, again conditioned on continued employment to the date of payment, except in the case of retirement, death or disability. These provisions help insure the loyalty and continued service of our named executive officers.

Our Compensation Committee retains the discretion to increase the bonus of a named executive officer in the event of an extraordinary performance, or decrease it in the case of a substandard performance, and may make this determination on the basis of objective or subjective criteria, including, but not limited to, the pay levels of executives at other major homebuilders. In practice, the Compensation Committee has seldom exercised this discretion in recent years.

Deferred Compensation

As explained more fully below, our Executive Deferral Plan gives our named executive officers the opportunity to defer any whole percentage of their base salary and bonus, so long as the percentage does not exceed 20% and the amount deferred is not less that $10,000 annually. Deferred salary and bonuses are deemed to be invested in one or more hypothetical investment options, which will be individually chosen by each named executive officer from a list of investment alternatives. Each named executive officer’s deferred compensation account will be adjusted to reflect the investment performance of the selected investment, including any appreciation or depreciation. The hypothetical investment alternatives are for bookkeeping purposes only, and we are not obligated to invest the deferred compensation in the investment alternatives specified by the named executive officers. Rather, our obligation ultimately to pay the deferred compensation and earnings is one of our general, unsecured obligations to creditors.

We believe that the Executive Deferral Plan rewards performance and loyalty by giving our named executive officers a valuable tax and personal planning tool. Also, because our obligation ultimately to pay deferred compensation and earnings to a named executive officer is one of our unsecured general obligations to creditors, a named executive officer who participates in the Executive Deferral Plan has a compelling interest in our continued success.

Summary Compensation Table

The following table summarizes the annual and long-term compensation during 2006 of the Company’s Principal Executive Officer and Principal Financial Officer and the three additional most highly compensated executive officers whose annual salaries and bonuses exceeded $100,000 in total during the fiscal year ended December 31, 2006 (collectively, the “Named Executive Officers”).

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)(1)(2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(3)	Total ($)
General William Lyon Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	2006	$1,000,000	$—	$—	$—	$4,529,730	$—	$—	$5,529,730

Michael D. Grubbs Senior Vice President and Chief Financial Officer (Principal Financial Officer)	2006	225,000	—	—	—	754,955	—	6,600	986,555

Wade H. Cable Director(4)	2006	500,000	—	—	—	4,529,730	—	6,600	5,036,330

Douglas F. Bauer Director, President and Chief Operating Officer(4)	2006	275,000	—	—	—	1,542,893	—	6,600	1,824,493

Thomas J. Mitchell Senior Vice President and Southern California Coastal Region President	2006	225,000	—	—	—	1,605,000	—	6,600	1,836,600

(1)	Includes amounts which the executive would have been entitled to be paid, but which at the election of the executive were deferred by payment into the Company’s 401(k) plan and deferred compensation plans.

(2)

The 2006 Senior Executive Bonus Plan (the “Plan”) provides that (i) the Chief Executive Officer (“CEO”) and the Chief Operating Officer (“COO) are each eligible to receive a bonus of 3% of the Company’s consolidated pre-tax, pre-bonus income; (ii) the Executive Vice President (“EVP”) is eligible to receive a bonus of ¾ of 1% of the Company’s consolidated pre-tax, pre-bonus income and 3% of the Northern California Region’s pre-tax, pre-bonus income, determined after allocation to the Region of its allocable portion of corporate general and administrative expenses; and (iii) the Chief Financial Officer (“CFO”) is eligible to receive a bonus of ½ of 1% of the Company’s consolidated pre-tax, pre-bonus income. In addition, under the Plan, each Region President is eligible to receive a bonus of 3% of the region’s pre-tax, pre-bonus income, determined after allocation to the region of its allocable portion of corporate general and administrative expenses. Awards under the Plan will be paid over two years, with 75% paid following the determination of the bonus awards, and 25% paid one year later. The amounts payable one year later are conditioned upon continued employment to the date of payment, except in the case of retirement, death or disability. All awards under the Plan will be prorated downward if the sum of all calculated awards under the Plan and the Company’s 2006 bonus plans for other officers and employees of the Company and its subsidiaries would exceed 20% of the Company’s consolidated pre-tax, pre-bonus income.

(3)	Represents matching contributions made by the Company into each executive’s 401(k) plan account in an amount equal to 3% of each executive’s eligible earnings, up to the maximum permitted. Does not include perquisites or other personal benefits provided to the executive, since the aggregate incremental cost to the Company of such perquisites or other personal benefits provided to the executive is less than $10,000.

(4)	During 2006 and until March 1, 2007, Wade H. Cable served as President and Chief Operating Officer of the Company. Effective on March 1, 2007, Mr. Cable retired as President and Chief Operating Officer of the Company; however, he remains as a member of the Board of Directors. Upon Mr. Cable’ s retirement, Douglas F. Bauer was appointed to the position of President and Chief Operating Officer of the Company. During 2006 and until March 1, 2007, Mr. Bauer served as Executive Vice President and Northern California Region President.

The Board of Directors approved the Company’s 2006 Senior Executive Bonus Plan (the “Plan”) on February 28, 2006. The Plan provides that the (i) Chief Executive Officer (“CEO”) and the Chief Operating Officer (“COO”) are each eligible to receive a bonus of 3% of the Company’s pre-tax, pre-bonus income; (ii) the Executive Vice President (“EVP”) is eligible to receive a bonus of ¾ of 1% of the Company’s consolidated pre-tax, pre-bonus income and 3% of the Northern California Region’s pre-tax, pre-bonus income, determined after allocation to the Region of its allocable portion of corporate general and administrative expenses; and (iii) the Chief Financial Officer (“CFO”) is eligible to receive a bonus of ½ of 1% of the Company’s consolidated pre-tax, pre-bonus income. In addition, under the Plan, each Region President is eligible to receive a bonus of 3% of the division’s pre-tax, pre-bonus income, determined after allocation to the division of its allocable portion of corporate general and administrative expenses. All other participants under the Plan are eligible to receive bonuses based upon specified percentages of a bonus pool determined as a specified percentage of pre-tax, pre-bonus income. In addition, the Company’s board of directors has approved a cash bonus plan applicable in 2006 for all of its full-time, salaried employees who are not included in the Company’s 2006 Senior Executive Bonus Plan. All participants under this cash bonus plan are eligible to receive bonuses based upon specified percentages of a bonus pool determined as a specified percentage of pre-tax, pre-bonus income.

On February 27, 2007, the Compensation Committee of the Board of Directors approved the 2007 Cash Bonus Plan (including the 2007 Senior Executive Bonus Plan) with terms substantially similar to those of the 2006 Plan. A description of the plan is filed as an exhibit to this report.

The Compensation Committee retains the discretion to increase the bonus of a named executive officer in the event of an extraordinary performance, or decrease it in the case of a substandard performance, and may make this determination on the basis of objective or subjective criteria, including, but not limited to, the pay levels of executives at other major homebuilders

For the CEO, COO, EVP, CFO, division presidents, executives and managers, awards under bonus plans are paid over two years, with 75% paid following the determination of bonus awards, and 25% paid one year later. The deferred amounts would be forfeited in the event of termination for any reason except retirement, death or disability.

The Company has implemented deferred compensation plans that allow certain officers and employees to defer a portion of their total income (base salary and bonuses). The deferral amount can be up to 20% of total income with a minimum of $10,000 annually.

Grants of Plan-Based Awards

The following table sets forth information concerning each grant of an award to each of the Named Executive Officers in the year ended December 31, 2006:

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($ / Sh)	Grant Date Fair Value of Stock and Option Awards ($)
Name	Grant Date	Threshold ($)(3)	Target ($)(1)(2)	Maximum ($)(3)	Threshold (#)	Target (#)	Maximum (#)
General William Lyon	February 27, 2007	$—	$4,529,730	$—	$—	$—	$—	$—	$—	$—	$—
Michael D. Grubbs	February 27, 2007	—	754,955	—	—	—	—	—	—	—	—
Wade H. Cable	February 27, 2007	—	4,529,730	—	—	—	—	—	—	—	—
Douglas F. Bauer	February 27, 2007	—	1,542,893	—	—	—	—	—	—	—	—
Thomas J. Mitchell	February 27, 2007	—	1,605,000	—	—	—	—	—	—	—	—

(1)	Includes amounts which the executive would have been entitled to be paid, but which at the election of the executive were deferred by payment into the Company’s 401(k) plan and deferred compensation plans.

(2)	The 2006 Senior Executive Bonus Plan (the “Plan”) provides that (i) the Chief Executive Officer (“CEO”) and the Chief Operating Officer (“COO) are each eligible to receive a bonus of 3% of the Company’s consolidated pre-tax, pre-bonus income; (ii) the Executive Vice President (“EVP”) is eligible to receive a bonus of ¾ of 1% of the Company’s consolidated pre-tax, pre-bonus income and 3% of the Northern California Region’s pre-tax, pre-bonus income, determined after allocation to the Region of its allocable portion of corporate general and administrative expenses; and (iii) the Chief Financial Officer (“CFO”) is eligible to receive a bonus of ½ of 1% of the Company’s consolidated pre-tax, pre-bonus income. In addition, under the Plan, each Region President is eligible to receive a bonus of 3% of the region’s pre-tax, pre-bonus income, determined after allocation to the region of its allocable portion of corporate general and administrative expenses. Awards under the Plan will be paid over two years, with 75% paid following the determination of the bonus awards, and 25% paid one year later. The amounts payable one year later are conditioned upon continued employment to the date of payment, except in the case of retirement, death or disability. All awards under the Plan will be prorated downward if the sum of all calculated awards under the Plan and the Company’s 2006 bonus plans for other officers and employees of the Company and its subsidiaries would exceed 20% of the Company’s consolidated pre-tax, pre-bonus income. The Compensation Committee retains the discretion to increase the bonus of a named executive officer in the event of an extraordinary performance, or decrease it in the case of a substandard performance, and may make this determination on the basis of objective or subjective criteria, including, but not limited to, the pay levels of executives at other major homebuilders.

(3)	There are no applicable thresholds or maximum awards under the Plan.

Options/SAR Grants in Fiscal Year Ended December 31, 2006

No options were granted during 2006 to any director or Named Executive Officer.

On March 7, 2000, the compensation committee of the Company’s board of directors unanimously voted to recommend for approval to the board of directors a proposed compensation package which included the William Lyon Homes 2000 Stock Incentive Plan (the “Stock Incentive Plan”). Subject to adoption and approval of the Stock Incentive Plan by the Company’s stockholders, on April 6, 2000, acting by unanimous written consent, the board of directors approved and adopted the Stock Incentive Plan. At the Company’s 2000 Annual Meeting on May 9, 2000, the stockholders adopted and approved the Stock Incentive Plan. The Stock Incentive Plan has been administered by the compensation committee, by a delegation of the board of directors.

On July 25, 2006, WLH Acquisition Corp., a Delaware corporation, merged with and into the Company (the “Merger”). Pursuant to the Merger, each outstanding share of Common Stock (other than the shares of Common Stock owned by WLH Acquisition Corp. and the Company) was converted into the right to receive $109.00 per share in cash. As a result of the Merger, the Company has terminated the Stock Incentive Plan and has terminated all offerings of the Company’s Common Stock thereunder.

Effective on May 9, 2000, the Company issued options under the Stock Incentive Plan to purchase a total of 627,500 shares of common stock at $8.6875 per share. During the year ended December 31, 2001, the Company issued additional options under the Stock Incentive Plan to purchase 32,500 shares of common stock at an average price of $11.50 per share. During the year ended December 31, 2006. options were exercised to purchase 50,000 shares of common stock at a price of $8.6875. During the year ended December 31, 2005, options were exercised to purchase 35,831 shares of common stock at a price of $8.6875. During the year ended December 31, 2004, options were exercised to purchase 92,964 shares, 6,666 shares and 4,166 shares of common stock at a price of $8.6875, $13.00 and $9.10, respectively. No options remained unexercised at the time the Stock Incentive Plan was terminated as described in the previous paragraph.

Option Exercises and Stock Vested Table

The following table sets forth information concerning all exercises of stock options and all vesting of stock during the fiscal year ended December 31, 2006 by each of the Named Executive Officers.

	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)(1)	Value Realized on Exercise ($)(2)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
General William Lyon	—	—	—	—
Michael D. Grubbs	—	—	—	—
Wade H. Cable	50,000	$5,013,125	—	—
Douglas F. Bauer	—	—	—	—
Thomas J. Mitchell	—	—	—	—

(1)	All exercised options for each of the Named Executive Officers were granted on May 9, 2000 under the Stock Incentive Plan. The options granted under the Stock Incentive Plan vested one-third on May 9, 2001, one-third on May 9, 2002 and one-third on May 9, 2003. The exercise price of these options is $8.6875.

(2)	The value realized is calculated by determining the difference between the closing price of the Company’s common stock on the New York Stock Exchange at exercise and the exercise price.

Nonqualified Deferred Compensation Table

The following table sets forth information concerning nonqualified deferred compensation during the fiscal year ended December 31, 2006 for each of the Named Executive Officers.

Name	Executive Contributions in Last Fiscal Year ($)(1)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year-End ($)(2)
General William Lyon	—	—	—	—	—
Michael D. Grubbs	$100,000	—	$56,723	—	$492,518
Wade H. Cable	2,288,550	—	770,704	—	6,908,447
Douglas F. Bauer	100,000	—	10,548	—	110,548
Thomas J. Mitchell	250,000	—	26,371	—	276,371

(1)	Amounts shown as Executive Contributions in Last Fiscal Year are reported as compensation in the last completed fiscal year in the Summary Compensation Table above.

(2)	Amounts shown as Aggregate Balance at Last Fiscal Year End include amounts shown as Executive Contributions in Last Fiscal Year and also include executive contributions in previous years amounting to $325,000 for Mr. Grubbs and $3,653,290 for Mr. Cable.

Executive Deferral Plan

Under the Executive Deferral Plan, the Company provides a select group of management and highly compensated employees of the Company and its affiliates the opportunity to enter into agreements for the deferral of a specified percentage of their compensation. The obligations of the Company under such agreements (the “Executive Deferral Obligations”) will be unsecured general obligations of the Company to pay the deferred compensation in the future in accordance with the terms of the Executive Deferral Plan and will rank pari passu with other unsecured and unsubordinated indebtedness of the Company from time to time outstanding.

To participate in the Executive Deferral Plan in a particular year, eligible employees must enroll in the Executive Deferral Plan and select the percentage of deferral before the beginning of that calendar year. The amount of compensation to be deferred by each participating employee (“Participant”) will be determined in accordance with the Executive Deferral Plan based on election by the Participant. Participants may elect to defer any whole percentage of their base salary and bonus, so long as such percentage does not exceed twenty percent (20%) annually, and the amount deferred is not less than $10,000. The Company may make discretionary contributions to the Executive Deferral Plan in addition to amounts deferred by Participants.

The Executive Deferral Obligations will be deemed invested in one or more hypothetical investment options, which will be individually chosen by each Participant from a list of hypothetical investment alternatives. Each Participant’s deferred compensation account will be adjusted to reflect the investment performance of the selected hypothetical investment, including any appreciation or depreciation. Gains or losses are posted to the Participant’s account at the end of every calendar quarter, or more frequently if determined by the Company’s Board of Directors. The hypothetical investment alternatives are for bookkeeping purposes only, and the Company is not obligated actually to invest the deferred compensation in the investment alternatives specified by the Participants. The Company does not consider the investment returns on the hypothetical investment alternatives to be preferential, because the Company’s 401(k) plan, which covers a broad range of the Company’s employees, offers investment alternatives that are substantially similar to the hypothetical investment alternatives offered under the Executive Deferral Plan.

The Board of Directors of the Company is charged with the general administration of the Executive Deferral Plan and the Executive Deferral Obligations. However, to the extent permitted by regulations promulgated by the Internal Revenue Service under Section 409A of the Internal Revenue Code, as amended, if the Company undergoes a “Change in Control” (as defined in the Executive Deferral Plan), the Executive Deferral Plan will be administered by a committee of the individuals who were members of the Company’s Board of Directors 90 days before the Change in Control, with any vacancy in such committee being filled by a person selected by the other members of the committee.

No trustee has been appointed having the authority to take action with respect to the Executive Deferral Obligations and each Participant will be responsible for acting independently with respect to, among other things, the giving of notices, responding to any requests for consents, waivers or amendments pertaining to the Executive Deferral Obligations, enforcing covenants and taking action upon a default. The Company will, however, establish a grantor (“rabbi”) trust as described below.

The Executive Deferral Obligations will be distributed by the Company in accordance with the terms of the Executive Deferral Plan and upon the following circumstances: upon a date selected by a Participant (the date selected must be no earlier than the January 1 of the third calendar year after the election is made), termination of employment, death or disability, or upon the occurrence of certain hardship circumstances.

A Participant’s right or the right of any other person to the Executive Deferral Obligations cannot be assigned, transferred, anticipated or otherwise encumbered.

The Company has the right to amend or terminate the Executive Deferral Plan at any time without notice to or consent of any person. However, no such amendment or termination shall reduce (i) the amount credited to the Participant’s account; and (ii) the Participant’s vested percentage in the Company’s discretionary contributions and any deemed investment earnings, gains, losses and changes in value credited on such discretionary contributions. If the Executive Deferral Plan is terminated, benefits will be distributed at the same times and in the same manner as they would have been if the termination had not occurred. The Executive Deferral Plan may also be amended at any time, to the extent that in the opinion of the Company, the amendment is necessary to ensure that the Executive Deferral Plan will be characterized as a plan maintained for a select group of management or highly compensated employees as described in sections 201(2), 301(a)(3) and 401(a)(1) of the Employee Retirement Income Security Act of 1974, as amended, and the Internal Revenue Code of 1986, as amended. No such amendment shall be considered prejudicial to any interest of a Participant or a beneficiary designated by a Participant.

The Executive Deferral Obligations are not convertible into any other security of the Company. The Company is required to establish a grantor trust, of which the Company is the grantor, within the meaning of subpart E, part I, subchapter J, subtitle A of the Internal Revenue Code of 1986, as amended (commonly referred to as a “rabbi” trust). In the event of the Company’s bankruptcy or insolvency, Participants have no rights to any assets held by such grantor trust, except as general creditors of the Company. The amounts to be contributed to the grantor trust will be determined by the Company in its discretion.

Employment Contracts, Termination of Employment and Change-in-Control Arrangements

Employees, including executive officers, enter into annual employment agreements which provide that their employment is at-will. The employment agreements with each of General William Lyon, Michael D. Grubbs and Thomas J. Mitchell provide for an annual salary effective January 1, 2007 of $1,000,000, $225,000 and $225,000 respectively. The employment agreement with Wade H. Cable provided for an annual salary of $500,000 effective January 1, 2007 until the date of his retirement on March 1, 2007. The employment agreement with Douglas F. Bauer provides for an annual salary of $275,000 effective January 1, 2007 and increasing to an annual salary of $500,000 effective on March 1, 2007 upon his promotion to President and Chief Operating Officer of the Company. Each employment agreement also provides for a monthly automobile allowance of $400, except for General William Lyon. The employment agreements do not provide for any severance or other payments on termination of employment, or in connection with a change in control of the Company.

The Company has entered into indemnification agreements with all of its directors and the Named Executive Officers, among others, to provide them with the maximum indemnification allowed under the Company’s certificate of incorporation and applicable law, including indemnification for all judgments and expenses incurred as the result of any lawsuit in which such person is named as a defendant by reason of being a director, officer or employee of the Company, to the maximum extent such indemnification is permitted by the laws of Delaware.

Compensation Committee Interlocks and Insider Participation

The members of the Company’s Compensation Committee are Douglas K. Ammerman, Harold H. Greene, Lawrence M. Higby, Gary H. Hunt, Arthur B. Laffer and Alex Meruelo. None of the members of the Compensation Committee has ever been an officer or employee of the Company or any of its subsidiaries. None of the Company’s executive officers has ever served as a director or member of the Compensation Committee (or other board committee performing equivalent functions) of another entity, one of whose executive officers served in either of those capacities for the Company.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based on that review and discussion, has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Compensation Committee

Arthur B. Laffer, Chairman

Harold H. Greene

Lawrence M. Higby

Gary H. Hunt

Alex Meruelo

Director Compensation

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

During 2006 Messrs. Harold H. Greene, Lawrence M. Higby and Arthur B. Laffer served on a Special Committee of the Board of Directors appointed to evaluate a tender offer received from General William Lyon, Chairman and Chief Executive Officer of the Company. Mr. Greene received a fee of $70,000 for his service as Chairman and Messrs. Higby and Laffer each received a fee of $60,000 for their service as members of the Special Committee. The Special Committee was disbanded upon the successful conclusion of the tender offer in July 2006.

The following table sets forth information concerning the compensation of the directors during the fiscal year ended December 31, 2006.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Richard E. Frankel	$70,500	—	—	—	—	—	$70,500
Harold H. Greene	154,500	—	—	—	—	—	154,500
Lawrence M. Higby	132,500	—	—	—	—	—	132,500
Gary H. Hunt	76,500	—	—	—	—	—	76,500
Arthur B. Laffer	137,500	—	—	—	—	—	137,500
Alex Meruelo	82,000	—	—	—	—	—	82,000

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as to the number of shares of Common Stock beneficially owned as of March 1, 2007. The following table includes information for (a) each person or group that is known to the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (b) each of the directors and nominees of the Company, (c) each Named Executive Officer named in the Summary Compensation Table, and (d) all directors and executive officers of the Company as a group.

	As of March 1, 2007
	Shares Beneficially Owned		Percentage of All Common Stock
General William Lyon(1)	664	(4)	66.4%
The William Harwell Lyon 1987 Trust(2)	282		28.2%
The William Harwell Lyon Separate Property Trust(2)	54		5.4%
William H. Lyon(1)	0	(3)	0.00%
Douglas K. Ammerman(1)	0		0.00%
Wade H. Cable(1)	0		0.00%
Douglas F. Bauer(1)	0		0.00%
Richard E. Frankel(1)	0		0.00%
Harold H. Greene(1)	0		0.00%
Lawrence M. Higby(1)	0		0.00%
Gary H. Hunt(1)	0		0.00%
Arthur B. Laffer(1)	0		0.00%
Alex Meruelo(1)	0		0.00%
Michael D. Grubbs(1)	0		0.00%
Thomas J. Mitchell(1)	0		0.00%
All directors and executive officers as a group (18 persons)	664	(3)	66.4%

(1)	Stockholder is at the following mailing address: c/o William Lyon Homes, 4490 Von Karman Avenue, Newport Beach, CA 92660

(2)	Stockholder is at the following mailing address: c/o Richard M. Sherman, Jr., Esq., Irell & Manella LLP, 840 Newport Center Drive, Suite 400, Newport Beach, CA 92660.

(3)	Does not include 282 shares of common stock held by The William Harwell Lyon 1987 Trust or 54 shares of common stock held by The William Harwell Lyon Separate Property Trust, of each of which William H. Lyon is the sole beneficiary. William H. Lyon does not have or share, directly or indirectly, the power to vote or to direct the vote of these shares, and thus, William H. Lyon disclaims beneficial ownership of these shares.

(4)	Includes 490 shares which are pledged as collateral in connection with a $267,000,000 credit facility obtained by General William Lyon in connection with the Tender Offer and Merger as described herein.

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

As of December 31, 2006, we had no securities authorized for issuance under compensation plans.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Acquisition of Real Estate Projects from Entities Controlled by General William Lyon and/or William H. Lyon.

On October 26, 2000, the Company’s board of directors (with General William Lyon and William H. Lyon abstaining) approved the purchase of 579 lots for a total purchase price of $12,581,000 from an entity controlled by General William Lyon and William H. Lyon. The terms of the purchase agreement provide for an initial option payment of $1,000,000 and a rolling option takedown of the lots. In addition, one-half of the net profits in excess of six percent from the development are to be paid to the seller. Phase takedowns of approximately 20 lots each were anticipated to occur at two to three month intervals for each of several product types through September 2004. As of December 31, 2004, all lots were purchased under this agreement. During the years ended December 31, 2004, the Company purchased 92 lots under this agreement for a total purchase price of $1,984,000. During the years ended December 31, 2006, 2005 and 2004, the Company paid $0, $1,949,000 and $1,689,000, respectively, for one-half of the net profits in excess of six percent from the development. This land acquisition qualified as an affiliate transaction under the Company’s 12 1/2% Senior Notes due July 1, 2003 Indenture dated as of June 29, 1994 (“Indenture”). Pursuant to the terms of the Indenture, the Company determined that the land acquisition is on terms that are no less favorable to the Company than those that would have been obtained in a comparable transaction by the Company with an unrelated person. The Company delivered to the Trustee under the Indenture a resolution of the Company’s Board of Directors set forth in an Officers’ Certificate certifying that the land acquisition is on terms that are no less favorable to the Company than those that would have been obtained in a comparable transaction by the Company with an unrelated person and the land acquisition was approved by a majority of the disinterested members of the Company’s Board of Directors of the Company. Further, the Company delivered to the Trustee under the Indenture a determination of value by a real estate appraisal firm which is of regional standing in the region in which the subject property is located and is MAI certified.

Purchase of Land from Unconsolidated Joint Venture.

The Company purchased land for a total purchase price of $6,221,000, $116,773,000 and $33,655,000 during the years ended December 31, 2006, 2005 and 2004, respectively, from certain of the Company’s joint ventures.

Agreements with Entities Controlled by General William Lyon and William H. Lyon.

For the years ended December 31, 2006, 2005 and 2004, the Company incurred reimbursable on-site labor costs of $133,000, $146,000 and $183,000, respectively, for providing customer service to real estate projects developed by entities controlled by General William Lyon and William H. Lyon, of which $1,000 and $32,000 was due to the Company at December 31, 2006 and 2005, respectively. In addition, the Company earned fees of $98,000, $121,000 and $110,000, respectively, for tax and accounting services performed for entities controlled by General William Lyon and William H. Lyon during the years ended December 31, 2006, 2005 and 2004, of which $92,000 was due to the Company at December 31, 2005.

Rent Paid to a Trust of which William H. Lyon is the Sole Beneficiary.

For each of the years ended December 31, 2006, 2005, and 2004, the Company incurred charges of $755,000 related to rent on the Company’s corporate office, from a trust of which William H. Lyon is the sole beneficiary.

Charges Incurred Related to the Charter and Use of Aircraft.

During the year ended December 31, 2004, the Company incurred charges of $172,000 related to the charter and use of aircraft owned by an affiliate of General William Lyon.

Effective September 1, 2004, the Company entered into an aircraft consulting and management agreement with an affiliate (the “Affiliate”) of William Lyon to operate and manage the Company’s aircraft which was placed in service effective as of September 1, 2004. The terms of the agreement provide that the Affiliate shall consult and render its advice and management services to the Company with respect to all functions necessary to the operation, maintenance and administration of the aircraft. The Company’s business plan for the aircraft includes (i) use by Company executives for traveling on Company business to the Company’s divisional offices and other destinations, (ii) charter service to outside third parties and (iii) charter service to General William Lyon personally. Charter services for outside third parties are contracted for at market rates. As compensation to the Affiliate for its management and consulting services under the agreement, the Company pays the Affiliate a fee equal to (i) the amount equal to 107% of compensation paid by the Affiliate for the pilots supplied pursuant to the agreement, (ii) $50 per operating hour for the aircraft and (iii) $9,000 per month for hangar rent. In addition, all maintenance work, inspections and repairs performed by the Affiliate on the aircraft are charged to the Company at the Affiliate’s published rates for maintenance, inspection and repairs in effect at the time such work is completed. The total compensation paid to the Affiliate under the agreement amounted to $1,488,000, $1,414,000 and $317,000 during the years ended December 31, 2006, 2005 and 2004, respectively.

Effective July 1, 2006, General William Lyon entered into a time sharing agreement (“the Agreement”) with the Company pertaining to his personal use of the aircraft. The agreement calls for General Lyon to reimburse the company for all costs incurred by the Company during his personal flights plus a surcharge on fuel consumption of two times the cost. Pursuant to the Agreement and the rates charged to General Lyon prior to the Agreement, the Company had earned revenue of $524,000, $457,000 and $187,000 for charter services provided to General William Lyon personally, for the years ended December 31, 2006, 2005 and 2004, respectively, of which $333,000 and $129,000 was due to the Company at December 31, 2006 and 2005.

Mortgage Loans.

In 2006, the Company offered home mortgage loans to its employees and directors through its mortgage company subsidiary, William Lyon Financial Services (formerly Duxford Financial, Inc.). These loans were made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. These loans did not involve more than the normal risk of collectability or present other unfavorable features and were sold to investors typically within 7 to 15 days.

Finder’s Fee Agreement.

The Company and Alex Meruelo are parties to an agreement pursuant to which Mr. Meruelo is eligible to receive a finder’s fee based upon the cash distributions received by a subsidiary of the Company from a joint venture development project relating to a portion of the Fort Ord military base in Monterey County, California. The joint venture development project resulted from Mr. Meruelo’s introduction of the Company to Woodman Development Company, LLC (“Woodman”) and the subsequent formation of East Garrison Partners I, LLC (“EGP”) as a joint venture between Woodman and Lyon East Garrison Company I, LLC (“EGC”). The finder’s fee will equal 5% of all net cash distributions distributed by EGP to EGC with respect to EGC’s existing 50% interest in EGP that are in excess of distributions with respect to certain deficit advances, deficit preferred returns, returns of capital and preferred returns on unreturned capital. The calculation of the finder’s fee will be based on net cash distributions received from EGP on land sales and will not be determined on the basis of any revenues, profits or distributions received from any affiliate of EGC for the construction and sale or leasing of residential or commercial buildings on such lots. Mr. Meruelo is not obligated to perform any services for EGC other than the introduction to Woodman. As of December 31, 2006, no amounts had been paid to Mr. Meruelo under this agreement.

Certain Family Relationships.

William H. Lyon, one of the Company’s directors and the Executive Vice President and Chief Administrative Officer of the Company, is the son of General William Lyon. General William Lyon is the Company’s Chairman of the Board of Directors and the Chief Executive Officer. In 2006, William H. Lyon received a base salary of $115,000 and a monthly car allowance of $400 from the Company, and earned a bonus of $177,445 under the terms of the Company’s 2006 Cash Bonus Plan. The bonus earned by William H. Lyon in 2006 is consistent with bonuses earned by other Company employees with similar responsibilities.

Terry A. Connelly, who is Senior Vice President and Director of Operations of the Company’s Nevada Region, is married to Mary J. Connelly, President of the Nevada Region. In 2006, Mr. Connelly received a base salary of $160,000 and a monthly car allowance of $400 from the Company, and earned a bonus of $206,370 under the terms of the Company’s 2006 Cash Bonus Plan. The bonus earned by Mr. Connelly in 2006 is consistent with the bonuses earned by other Company employees with similar responsibilities.

Jeffrey D. Frankel, who is a Project Manager in the Company’s Northern California Region, is the son of Richard E. Frankel, a director of the Company. In 2006, Mr. Frankel received a base salary of $105,000 and a monthly car allowance of $400 from the Company, and earned a bonus of $41,551 under the terms of the Company’s 2006 Cash Bonus Plan. The bonus earned by Mr. Frankel in 2006 is consistent with the bonuses earned by other Company employees with similar responsibilities.

Director Independence

The Board of Directors has determined that Douglas K. Ammerman, Harold H. Greene, Lawrence M. Higby, Gary H. Hunt, Arthur B. Laffer and Alex Meruelo are independent directors under standards established by the Securities and Exchange Commission (the “SEC”) and the New York Stock Exchange (the “NYSE”).

Nominating and Corporate Governance Committee.    The Company has a standing Nominating and Corporate Governance Committee, which is chaired by Mr. Meruelo and consists of Messrs. Meruelo, Ammerman, Greene, Higby, Hunt and Laffer. Mr. Ammerman’s appointment as a member of the Nominating and Corporate Governance Committee was effective on February 27, 2007, the date he was appointed to the Board of Directors. The Board has determined that all committee members are independent under standards established by the SEC and the NYSE.

Audit Committee.    The Company has a standing Audit Committee, which is chaired by Mr. Greene and consists of Messrs. Greene, Ammerman, Higby, Hunt and Meruelo. Mr. Ammerman’s appointment as a member of the Audit Committee was effective on February 27, 2007, the date he was appointed to the Board of Directors. The Board has determined that all committee members are independent and financially literate under the standards established by the SEC and the NYSE. The Board has determined that Mr. Greene is an “audit committee financial expert” as defined by the SEC.

Compensation Committee.    The Company has a standing Compensation Committee, which, until February 27, 2007, was chaired by Mr. Laffer and consists of Messrs. Laffer, Ammerman, Greene, Higby, Hunt and Meruelo. Effective on February 27, 2007, Mr. Hunt became Chairman of the Compensation Committee, replacing Mr. Laffer, who remains as a member of the Compensation Committee. Mr. Ammerman’s appointment as a member of the Compensation Committee was effective on February 27, 2007, the date he was appointed to the Board of Directors. The Board has determined that all committee members are independent under standards established by the SEC and the NYSE.

Item 14.    Principal Accountant Fees and Services

The fees for professional services provided by Ernst & Young LLP in fiscal years 2006 and 2005 were:

Type of Fees	2006	2005
Audit Fees	$1,086,000	$1,027,000
Audit-Related Fees	94,000	202,000
Tax Fees	92,000	324,000

Total Fees	$1,272,000	$1,553,000

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

The Audit Committee considered the compatibility of the provision of other services by Ernst & Young LLP with the maintenance of Ernst & Young LLP’s independence. The Audit Committee approved all audit and non-audit services provided by Ernst & Young LLP in 2006.

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

(3)  Listing of Exhibits:

Exhibit Number	Description
3.1(2)	Certificate of Incorporation of William Lyon Homes, a Delaware corporation.
3.2(1)	Certificate of Ownership and Merger.
3.3(38)	Certificate of Ownership and Merger.
3.4(38)	Certificate of Amendment of Certificate of Incorporation.
3.5(2)	Bylaws of William Lyon Homes, a Delaware corporation.
4.1(23)	Indenture dated as of March 17, 2003 among William Lyon Homes, Inc., the Guarantors (as defined therein), and U.S. Bank National Association, as Trustee (including form of notes and guarantees).
4.2(15)	Supplemental Indenture dated as of December 13, 2004 between Lyon East Garrison Company I, LLC, a California limited liability company, as Guarantor, and U.S. Bank National Association, as Trustee (supplementing the Indenture dated as of March 17, 2003 among William Lyon Homes, Inc., a California corporation, the Guarantors (as defined therein), and U.S. Bank National Association, as Trustee).
4.3(24)	Supplemental Indenture dated as of January 1, 2005 between The Ranch Golf Club, LLC, a California limited liability company, as Guarantor, and U.S. Bank National Association, as Trustee (supplementing the Indenture dated as of March 17, 2003 among William Lyon Homes, Inc., a California corporation, the Guarantors (as defined therein), and U.S. Bank National Association, as Trustee).
4.4(3)	Indenture dated as of February 6, 2004 among William Lyon Homes, Inc., the Guarantors (as defined therein), and U.S. Bank National Association, as Trustee (including form of notes and guarantees).
4.5(15)	Supplemental Indenture dated as of December 13, 2004 between Lyon East Garrison Company I, LLC, a California limited liability company, as Guarantor, and U.S. Bank National Association, as Trustee (supplementing the Indenture dated as of February 6, 2004 among William Lyon Homes, Inc., a California corporation, the Guarantors (as defined therein), and U.S. Bank National Association, as Trustee).

Exhibit Number	Description
4.6(24)	Supplemental Indenture dated as of January 1, 2005 between The Ranch Golf Club, LLC, a California limited liability company, as Guarantor, and U.S. Bank National Association, as Trustee (supplementing the Indenture dated as of February 6, 2004 among William Lyon Homes, Inc., a California corporation, the Guarantors (as defined therein), and U.S. Bank National Association, as Trustee).
4.7(14)	Indenture dated as of November 22, 2004 among William Lyon Homes, Inc., the Guarantors (as defined therein), and U.S. Bank National Association, as Trustee (including form of notes and guarantees).
4.8(15)	Supplemental Indenture dated as of December 13, 2004 between Lyon East Garrison Company I, LLC, a California limited liability company, as Guarantor, and U.S. Bank National Association, as Trustee (supplementing the Indenture dated as of November 22, 2004 among William Lyon Homes, Inc., a California corporation, the Guarantors (as defined therein), and U.S. Bank National Association, as Trustee).
4.9(24)	Supplemental Indenture dated as of January 1, 2005 between The Ranch Golf Club, LLC, a California limited liability company, as Guarantor, and U.S. Bank National Association, as Trustee (supplementing the Indenture dated as of November 22, 2004 among William Lyon Homes, Inc., a California corporation, the Guarantors (as defined therein), and U.S. Bank National Association, as Trustee).
10.1(11)	Amended and Restated Loan Agreement dated as of September 17, 2004 between William Lyon Homes, Inc., a California corporation, and RFC Construction Funding Corp., a Delaware corporation.
10.2(34)	First Amendment to Amended and Restated Loan Agreement dated as of September 17, 2004 between William Lyon Homes, Inc., a California corporation, and RFC Construction Funding Corp., a Delaware corporation.
10.3(4)	Master Loan Agreement dated as of August 31, 2000 by and between William Lyon Homes, Inc., a California corporation (“Borrower”) and Guaranty Federal Bank, F.S.B., a federal savings bank organized and existing under the laws of the United States (“Lender”).
10.4(6)	Agreement for First Modification of Deeds of Trust and Other Loan Instruments, dated as of June 8, 2001, by and between William Lyon Homes, Inc., a California corporation, as borrower, and Guaranty Bank, a federal savings bank organized and existing under the laws of the United States (formerly known as “Guaranty Federal Bank, F.S.B.”), as lender.
10.5(5)	Agreement for Second Modification of Deeds of Trust and Other Loan Instruments, dated as of July 23, 2001, by and between William Lyon Homes, Inc., a California corporation, as borrower, and Guaranty Bank, a federal savings bank organized and existing under the laws of the United States (formerly known as “Guaranty Federal Bank, F.S.B.”), as lender.
10.6(5)	Agreement for Third Modification of Deeds of Trust and Other Loan Instruments, dated as of December 19, 2001, by and between William Lyon Homes, Inc., a California corporation, as borrower, and Guaranty Bank, a federal savings bank organized and existing under the laws of the United States (formerly known as “Guaranty Federal Bank, F.S.B.”), as lender.
10.7(5)	Agreement for Fourth Modification of Deeds of Trust and Other Loan Instruments, dated as of May 29, 2002, by and between William Lyon Homes, Inc., a California corporation, as borrower, and Guaranty Bank, a federal savings bank organized and existing under the laws of the United States (formerly known as “Guaranty Federal Bank, F.S.B.”), as lender.
10.8(7)	Agreement for Fifth Modification of Deeds of Trust and Other Loan Agreements, dated as of June 6, 2003, by and between William Lyon Homes, Inc., a California corporation, as borrower, and Guaranty Bank, a federal savings bank organized and existing under the laws of the United States (formerly known as “Guaranty Federal Bank, F.S.B.”), as lender.
10.9(3)	Agreement for Sixth Modification of Deeds of Trust and Other Loan Agreements, dated as of November 14, 2003, by and between William Lyon Homes, Inc., a California corporation, as borrower, and Guaranty Bank, a federal savings bank organized and existing under the laws of the United States (formerly known as “Guaranty Federal Bank, F.S.B.”), as lender.

Exhibit Number	Description
10.10(12)	Agreement for Seventh Modification of Deeds of Trust and Other Loan Instruments dated as of October 6, 2004 by and between William Lyon Homes, Inc., a California corporation, as borrower, and Guaranty Bank, a federal savings bank organized and existing under the laws of the United States, as lender.
10.11(25)	Agreement for Eighth Modification of Deeds of Trust and Other Loan Instruments dated as of October 14, 2005 by and between William Lyon Homes, Inc., a California corporation, as borrower, and Guaranty Bank, a federal savings bank organized and existing under the laws of the United States, as lender.
10.12(37)	Agreement for Ninth Modification of Deeds of Trust and Other Loan Instruments dated as of October 31, 2006 by and between William Lyon Homes, Inc., a California corporation, and Guaranty Bank, a federal savings bank organized and existing under the laws of the United States, as lender.
10.13(4)	Revolving Line of Credit Loan Agreement (Borrowing Base Loan) by and between California Bank & Trust, a California banking corporation, and William Lyon Homes, Inc., a California corporation, dated as of September 21, 2000.
10.14(17)	Agreement to Modify Loan Agreement, Promissory Note and Deed of Trust, dated as of September 18, 2002, by and between William Lyon Homes, Inc., a California corporation, as borrower, and California Bank & Trust, a California banking corporation, as lender.
10.15(5)	Second Agreement to Modify Loan Agreement, Promissory Note and Deed of Trust, dated as of December 13, 2002, by and between William Lyon Homes, Inc., a California corporation, as borrower, and California Bank & Trust, a California banking corporation, as lender.
10.16(3)	Third Agreement to Modify Loan Agreement, Promissory Note and Deed of Trust, dated as of January 26, 2004, by and between William Lyon Homes, Inc., a California corporation, as borrower, and California Bank & Trust, a California banking corporation, as lender.
10.17(11)	Amended and Restated Revolving Line of Credit Loan Agreement dated September 16, 2004 by and between California Bank & Trust, a California banking corporation, and William Lyon Homes, Inc., a California corporation.
10.18(27)	First Amendment to Amended and Restated Revolving Line of Credit Loan Agreement, dated as of July 19, 2005, by and between William Lyon Homes, Inc. and California Bank & Trust.
10.19(34)	Second Amendment to Amended and Restated Revolving Line of Credit Loan Agreement dated September 16, 2004 by and between California Bank & Trust, a California banking corporation, and William Lyon Homes, Inc., a California corporation.
10.20(7)	Mortgage Warehouse Loan and Security Agreement dated as of June 1, 2003 between Duxford Financial, Inc., and Bayport Mortgage, L.P. as Borrower and First Tennessee Bank as Lender.
10.21(10)	Mortgage Warehouse Loan and Security Agreement dated as of June 1, 2004 between Duxford Financial, Inc., and Bayport Mortgage, L.P. as Borrower and First Tennessee Bank as Lender.
10.22(32)	Mortgage Warehouse Loan and Security Agreement dated June 29, 2006 by and between Duxford Financial, Inc. dba William Lyon Financial Services and/or Bayport Mortgage, L.P. and/or California Pacific Mortgage, L.P., as Borrower and First Tennessee Bank as Lender.
10.23(8)	Credit Agreement dated August 29, 2003 between Duxford Financial, Inc. and Bayport Mortgage, L.P. as Borrower and Guaranty Bank as Lender.
10.24(3)	Amendment No. 1 to Credit Agreement dated as of January 27, 2004 between Duxford Financial, Inc. and Bayport Mortgage, L.P. as Borrower and Guaranty Bank as Lender.
10.25(15)	First Amendment to Credit Agreement dated as of August 27, 2004 between Duxford Financial, Inc. and Bayport Mortgage, L.P. as Borrower and Guaranty Bank as Lender.
10.26(13)	Amendment No. 2 to Credit Agreement dated as of November 15, 2004 between Duxford Financial, Inc. and Bayport Mortgage, L.P. as Borrower and Guaranty Bank as Lender.
10.27(9)	Revolving Line of Credit Loan Agreement, dated as of March 11, 2003, by and among Moffett Meadows Partners, LLC, a Delaware limited liability company, as borrower, and California Bank & Trust, a California banking corporation, and the other financial institutions named therein, as lenders.

Exhibit Number	Description
10.28(9)	Joinder Agreement to Reimbursement and Indemnity Agreement, entered into as of March 25, 2003, by William Lyon Homes, a Delaware corporation.
10.29(10)	Borrowing Base Revolving Line of Credit Agreement, dated as of June 28, 2004, by and between William Lyon Homes, Inc., a California corporation, and Bank One, NA, a national banking association.
10.30(15)	Modification Agreement, dated as of December 7, 2004, by and between William Lyon Homes, Inc., a California corporation, and JPMorgan Chase Bank, N.A. (successor by merger to Bank One, NA, a national banking association).
10.31(27)	Second Modification Agreement to Borrowing Base Revolving Line of Credit Agreement, dated as of July 14, 2005, between William Lyon Homes, Inc. and JPMorgan Chase Bank, N.A. (successor by merger to Bank One, NA).
10.32(36)	Third Modification Agreement to Borrowing Base Revolving Line of Credit Agreement dated October 23, 2006 by and between William Lyon Homes, Inc., a California corporation and JPMorgan Chase Bank, N.A., a National Banking Association.
10.33(18)	Form of Indemnity Agreement, between William Lyon Homes, a Delaware corporation, and the directors and officers of William Lyon Homes.
10.34(18)	Property Management Agreement between Corporate Enterprises, Inc., a California corporation (Owner) and William Lyon Homes, Inc., a California corporation (Manager) dated and effective November 5, 1999.
10.35(18)	Warranty Service Agreement between Corporate Enterprises, Inc., a California corporation and William Lyon Homes, Inc., a California corporation dated and effective November 5, 1999.
10.36(4)	Option Agreement and Escrow Instructions between William Lyon Homes, Inc., a California corporation and Lathrop Investment, L.P., a California limited partnership, dated as of October 24, 2000.
10.37(19)	William Lyon Homes 2000 Stock Incentive Plan.
10.38(20)	Form of Stock Option Agreements.
10.39(20)	William Lyon Homes, Inc. 2000 Cash Bonus Plan.
10.40(26)	William Lyon Homes 2005 Senior Executive Bonus Plan.
10.41(28)	Description of 2005 Cash Bonus Plan.
10.42(29)	Adjustment of Salary of Douglas F. Bauer.
10.43(38)	Description of 2006 Cash Bonus Plan.
10.44(38)	2006 Senior Executive Bonus Plan.
10.45(38)	Description of 2007 Cash Bonus Plan.
10.46(38)	2007 Senior Executive Bonus Plan.
10.47(20)	Standard Industrial/Commercial Single-Tenant Lease – Net between William Lyon Homes, Inc. and a trust of which William H. Lyon is the sole beneficiary.
10.48(21)	William Lyon Homes Executive Deferred Compensation Plan effective as of February 11, 2002.
10.49(22)	William Lyon Homes Outside Directors Deferred Compensation Plan effective as of February 11, 2002.
10.50(5)	The Presley Companies Non-Qualified Retirement Plan for Outside Directors.
10.51(16)	William Lyon Homes 2004 Executive Deferred Compensation Plan.
10.52(16)	William Lyon Homes 2004 Outside Directors Deferred Compensation Plan.
10.53(3)	Underwriting Agreement dated as of March 12, 2003 among William Lyon Homes, Inc., the Guarantors (as defined therein), and UBS Warburg, LLC and Salomon Smith Barney Inc., as Underwriters.
10.54(3)	Purchase Agreement dated as of January 28, 2004 among William Lyon Homes, Inc., the Guarantors (as defined therein), and UBS Securities LLC, as Initial Purchaser.
10.55(3)	Registration Rights Agreement dated as of February 6, 2004 by and among William Lyon Homes, Inc., the Guarantors (as defined therein), and UBS Securities LLC, as Initial Purchaser.

Exhibit Number	Description
10.56(13)	Purchase Agreement dated as of November 15, 2004 among William Lyon Homes, Inc., the Guarantors (as defined therein) and UBS Securities LLC, as Initial Purchaser.
10.57(14)	Registration Rights Agreement dated as of November 22, 2004 by and among William Lyon Homes, Inc., the Guarantors (as defined therein), and UBS Securities LLC, as Initial Purchaser.
10.58(30)	Summary of Director Compensation.
10.59(30)	Borrowing Base Revolving Line of Credit Agreement, dated as of February 14, 2006, by and between William Lyon Homes, Inc., a California corporation, and Wachovia Financial Services, Inc, a North Carolina corporation, by and through its Agent, Wachovia Bank, National Association, a national banking association.
10.60(35)	First Amendment to Borrowing Base Revolving Line of Credit Agreement dated September 29, 2006 by and between William Lyon Homes, Inc., a California corporation and Wachovia Bank, National Association, a national banking association.
10.61(33)	Borrowing Base Revolving Line of Credit Agreement dated as of July 10, 2006 by and between William Lyon Homes, Inc., a California corporation, and California National Bank.
10.62(31)	Revolving Line of Credit Loan Agreement dated as of March 8, 2006 by and between William Lyon Homes, Inc., a California corporation, and Comerica Bank.
12.1(38)	Statement of computation of ratio of earnings to fixed charges.
21.1(38)	List of Subsidiaries of William Lyon Homes, a Delaware corporation.
31.1(38)	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
31.2(38)	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
32.1(38)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
32.2(38)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Current Report on Form 8-K of William Lyon Homes, a Delaware corporation (the “Company”) filed January 5, 2000 and incorporated herein by this reference.
(2)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-4, and amendments thereto (SEC Registration No. 333-88569), and incorporated herein by this reference.
(3)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.
(4)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 and incorporated herein by this reference
(5)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by this reference.
(6)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by this reference.
(7)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 and incorporated herein by this reference.
(8)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 and incorporated herein by this reference.
(9)	Previously filed as an exhibit to Amendment No. 3 to the Company’s Registration Statement on Form S-4 (File No. 333-114691) filed July 15, 2004 and incorporated herein by this reference.
(10)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by this reference.
(11)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed September 22, 2004 and incorporated herein by this reference.
(12)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed October 18, 2004 and incorporated herein by this reference.

(13)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed November 19, 2004 and incorporated herein by this reference.
(14)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed November 23, 2004 and incorporated herein by this reference.
(15)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (SEC Registration No. 333-121346) filed December 16, 2004 and incorporated herein by this reference.
(16)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed December 30, 2004 and incorporated herein by this reference.
(17)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 and incorporated herein by this reference.
(18)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by this reference.
(19)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-8 (SEC Registration No. 333-50232), and incorporated herein by this reference.
(20)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by this reference.
(21)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-8 (SEC Registration No. 333-82448), and incorporated herein by this reference.
(22)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by this reference.
(23)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 and incorporated herein by this reference.
(24)	Previously filed as an exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-4 (SEC Registration No. 333-121346) filed January 10, 2005 and incorporated herein by this reference.
(25)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed November 14, 2005 and incorporated herein by this reference.
(26)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed November 9, 2005 and incorporated herein by this reference.
(27)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed July 14, 2005 and incorporated herein by this reference.
(28)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005.
(29)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005.
(30)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.
(31)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed April 3, 2006 and incorporated herein by reference.
(32)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed July 6, 2006 and incorporated herein by reference.
(33)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed August 1, 2006 and incorporated herein by reference.
(34)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed September 27, 2006 and incorporated herein by reference.
(35)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed October 17, 2006 and incorporated herein by reference.
(36)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed October 27, 2006 and incorporated herein by reference.
(37)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed December 11, 2006 and incorporated herein by reference.
(38)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILLIAM LYON HOMES

March 14, 2007	By:	/s/ MICHAEL D. GRUBBS
Michael D. Grubbs
Senior Vice President,
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ WILLIAM LYON William Lyon	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2007

/s/ DOUGLAS F. BAUER Douglas F. Bauer	Director, President and Chief Operating Officer	March 14, 2007

/s/ WILLIAM H. LYON William H. Lyon	Director, Executive Vice President and Chief Administrative Officer	March 14, 2007

Douglas K. Ammerman	Director	March , 2007

/s/ WADE H. CABLE Wade H. Cable	Director	March 14, 2007

/S/ RICHARD E. FRANKEL Richard E. Frankel	Director	March 14, 2007

/S/ HAROLD H. GREENE Harold H. Greene	Director	March 14, 2007

Lawrence M. Higby	Director	March , 2007

/S/ GARY H. HUNT Gary H. Hunt	Director	March 14, 2007

/S/ ARTHUR B. LAFFER Arthur B. Laffer	Director	March 14, 2007

/s/ ALEX MERUELO Alex Meruelo	Director	March 14, 2007

/S/ MICHAEL D. GRUBBS Michael D. Grubbs	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 14, 2007

/s/ W. DOUGLASS HARRIS W. Douglass Harris	Senior Vice President, Corporate Controller and Corporate Secretary (Principal Accounting Officer)	March 14, 2007

REQUIRED SCHEDULES

Schedules are omitted as the required information is not present, is not present in sufficient amounts, or is included in the Consolidated Financial Statements or Notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

William Lyon Homes

We have audited the accompanying consolidated balance sheets of William Lyon Homes as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of William Lyon Homes at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of William Lyon Homes’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2007 expressed an unqualified opinion thereon.

/S/    ERNST & YOUNG LLP

Irvine, California

March 2, 2007

WILLIAM LYON HOMES

CONSOLIDATED BALANCE SHEETS

(in thousands except number of shares and par value per share)

	December 31,
	2006	2005
ASSETS
Cash and cash equivalents	$38,732	$52,369
Receivables — Note 3	119,491	143,481
Real estate inventories — Notes 2 and 4
Owned	1,431,753	1,303,476
Not owned	200,667	115,772
Investments in and advances to unconsolidated joint ventures — Note 5	3,560	397
Property and equipment, less accumulated depreciation of $12,465 and $9,936 at December 31, 2006 and 2005, respectively	16,828	18,553
Deferred loan costs	11,258	12,323
Goodwill — Note 1	5,896	5,896
Other assets — Note 2	50,410	38,735

	$1,878,595	$1,691,002

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$48,592	$67,326
Accrued expenses	111,871	181,068
Liabilities from inventories not owned	131,564	—
Notes payable — Note 6	304,096	125,619
7 5/8% Senior Notes due December 15, 2012 — Note 6	150,000	150,000
10 3/4% Senior Notes due April 1, 2013 — Note 6	247,218	246,917
7 1/2% Senior Notes due February 15, 2014 — Note 6	150,000	150,000

	1,143,341	920,930

Minority interest in consolidated entities — Note 2	109,859	227,178

Commitments and contingencies — Note 11

Stockholders’ equity — Note 8
Common stock, par value $.01 per share; 3,000 shares authorized; 1,000 shares outstanding at December 31, 2006; 30,000,000 shares authorized; 8,652,067 shares issued and outstanding at December 31, 2005; 1,275,000 shares issued and held in treasury at December 31, 2005	—	86
Additional paid-in capital	43,213	35,404
Retained earnings	582,182	507,404

	625,395	542,894

	$1,878,595	$1,691,002

See accompanying notes.

WILLIAM LYON HOMES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands)

	Year Ended December 31,
	2006	2005	2004
Operating revenue
Home sales	$1,478,694	$1,745,067	$1,785,589
Lots, land and other sales	13,527	111,316	36,258

	1,492,221	1,856,383	1,821,847

Operating costs
Cost of sales — homes	(1,160,614)	(1,307,027)	(1,327,057)
Cost of sales — lots, land and other	(16,524)	(44,774)	(23,173)
Impairment loss on real estate assets — Note 1	(39,895)	(4,600)	—
Sales and marketing	(72,349)	(59,422)	(58,792)
General and administrative	(61,390)	(90,045)	(80,784)
Other — Note 1	(6,502)	(2,450)	(2,105)

	(1,357,274)	(1,508,318)	(1,491,911)

Equity in income (loss) of unconsolidated joint ventures — Note 5	3,242	4,301	(699)

Minority equity in income of consolidated entities — Note 2	(16,914)	(37,571)	(49,661)

Operating income	121,275	314,795	279,576
Financial advisory expenses — Note 7	(3,165)	(2,191)	—
Other income, net	5,599	2,176	5,572

Income before provision for income taxes	123,709	314,780	285,148
Provision for income taxes — Note 9	(48,931)	(124,149)	(113,499)

Net income	$74,778	$190,631	$171,649

See accompanying notes.

WILLIAM LYON HOMES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings
	Shares	Amount			Total

Balance — December 31, 2003	9,787	$98	$106,818	$145,124	$252,040
Issuance of common stock upon exercise of stock options	104	1	4,420	—	4,421
Purchase of common stock	(1,275)	(13)	(80,988)	—	(81,001)
Net income for the year	—	—	—	171,649	171,649

Balance — December 31, 2004	8,616	86	30,250	316,773	347,109
Issuance of common stock upon exercise of stock options and related income tax benefit and other	36	—	5,154	—	5,154
Net income	—	—	—	190,631	190,631

Balance — December 31, 2005	8,652	86	35,404	507,404	542,894
Income tax benefit from unused recognized built-in losses — Note 9	—	—	4,229	—	4,229
Issuance of common stock upon exercise of stock options and related income tax benefit	50	1	3,493	—	3,494
Elimination of common stock upon merger of WLH Acquisition Corp with and into Company — Note 7	(8,702)	(87)	87	—	—
Surviving common stock upon merger of WLH Acquisition Corp with and into the Company — Note 7	1	—	—	—	—
Net income	—	—	—	74,778	74,778

Balance — December 31, 2006	1	$—	$43,213	$582,182	$625,395

See accompanying notes.

WILLIAM LYON HOMES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2006	2005	2004
Operating activities
Net income	$74,778	$190,631	$171,649
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,529	2,092	1,327
Impairment loss on real estate assets	39,895	4,600	—
Equity in (income) loss of unconsolidated joint ventures	(3,242)	(4,301)	699
Distributions of income from unconsolidated joint ventures	2,599	2,708	—
Minority equity in income of consolidated entities	16,914	37,571	49,661
State income tax refund credited to additional paid-in capital	10	1,845	—
Federal income tax refund credited to additional paid-in capital	1,820	—	—
Provision for income taxes	48,931	124,149	113,499
Net changes in operating assets and liabilities:
Receivables	23,990	(104,179)	9,168
Real estate inventories - owned	(147,790)	(232,240)	(195,340)
Real estate inventories - not owned	67,793	—	—
Deferred loan costs	1,065	1,659	(1,004)
Other assets	(20,079)	(6,173)	(5,122)
Accounts payable	(18,734)	27,962	(2,612)
Accrued expenses	(112,669)	(90,858)	(54,632)

Net cash (used in) provided by operating activities	(22,190)	(44,534)	87,293

Investing activities
Investment in and advances to unconsolidated joint ventures	(1,976)	(1,379)	(9,427)
Distributions of capital from unconsolidated joint ventures	—	20,486	10,126
Purchases of property and equipment	(804)	(2,579)	(17,768)

Net cash (used in) provided by investing activities	(2,780)	16,528	(17,069)

Financing activities
Proceeds from borrowings on notes payable	2,139,789	1,855,452	1,768,933
Principal payments on notes payable	(1,981,937)	(1,794,799)	(1,896,365)
Issuance of 7 5/8% Senior Notes	—	—	148,500
Issuance of 7 1/2% Senior Notes	—	—	147,563
Minority interest distributions, net	(146,953)	(76,664)	(86,849)
Common stock issued for exercised options	434	312	932
Common stock purchased	—	—	(81,001)

Net cash provided by (used in) financing activities	11,333	(15,699)	1,713

Net (decrease) increase in cash and cash equivalents	(13,637)	(43,705)	71,937
Cash and cash equivalents — beginning of year	52,369	96,074	24,137

Cash and cash equivalents — end of year	$38,732	$52,369	$96,074

See accompanying notes.

WILLIAM LYON HOMES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(in thousands)

	Year Ended December 31,
	2006	2005	2004
Supplemental disclosures of cash flow and non-cash activities:
Issuance of notes payable for land acquisitions	$20,625	$11,686	$—

Issuance of note payable to secure land option agreement	$—	$4,709	$5,420

Net real estate inventories not owned	$152,688	$115,771	—

Consolidation of other assets and minority interest from variable interest entities	$(8,404)	$8,404	$—

Net liabilities from inventories not owned	$(131,564)	$—	$—

Net minority interests	$(12,720)	$(124,175)	$—

Income tax benefit credited to additional paid-in capital in connection with stock option exercises and other	$5,459	$2,997	$3,489

Net consolidation of assets and liabilities of previously unconsolidated joint ventures	$—	$—	$113,440

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

Segment Information

The Company designs, constructs and sells a wide range of homes designed to meet the specific needs of each of its markets. For internal reporting purposes, the Company is organized into five geographic home building regions and its mortgage origination operation. Because each of the Company’s geographic home building regions has similar economic characteristics, housing products and class of prospective buyers, the geographic home building regions have been aggregated into a single home building segment. The Company’s mortgage origination operations did not meet the materiality thresholds which would require disclosure for the years ended December 31, 2006, 2005 and 2004, and accordingly, are not separately reported.

The Company evaluates performance and allocates resources primarily based on the operating income of individual home building projects. Operating income is defined by the Company as operating revenue less operating costs plus equity in (loss) income of unconsolidated joint ventures less minority equity in income of consolidated entities. Accordingly, operating income excludes certain expenses included in the determination of net income. Operating income from home building operations totaled $121.3 million, $314.8 million and $279.6 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Substantially all revenues are from external customers. There were no customers that contributed 10% or more of the Company’s total revenues during the years ended December 31, 2006, 2005 or 2004.

Real Estate Inventories and Related Indebtedness

Real estate inventories are carried at cost net of impairment losses, if any. Real estate inventories consist primarily of deposits, raw land, lots under development, homes under construction and completed homes of real estate projects. All direct and indirect land costs, offsite and onsite improvements and applicable interest and other carrying charges are capitalized to real estate projects during periods when the project is under development. Land, offsite costs and all other common costs are allocated to land parcels benefited based upon relative fair values before construction. Onsite construction costs and related carrying charges (principally interest and property taxes) are allocated to the individual homes within a phase based upon the relative sales value of the homes. The Company relieves its accumulated real estate inventories through cost of sales for the cost of homes sold. Selling expenses and other marketing costs are expensed in the period incurred. A provision

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

for warranty costs relating to the Company’s limited warranty plans is included in cost of sales and accrued expenses at the time the sale of a home is recorded. The Company generally reserves one percent of the sales price of its homes against the possibility of future charges relating to its one-year limited warranty and similar potential claims. Factors that affect the Company’s warranty liability include the number of homes under warranty, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary. Changes in the Company’s warranty liability during the years ended December 31 are as follows (in thousands):

	December 31,
	2006	2005	2004

Warranty liability, beginning of year	$20,219	$14,308	$7,267
Warranty liability from consolidated entities as of January 1, 2004 — Note 2	—	—	1,664
Warranty provision during year	14,679	16,647	14,228
Warranty payments during year	(17,582)	(16,294)	(12,578)
Warranty charges related to pre-existing warranties during year	6,048	5,558	3,727

Warranty liability, end of year	$23,364	$20,219	$14,308

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

The results of operations for the year ended December 31, 2006, include a non-cash charge of $39,895,000 to record an impairment loss on real estate assets held by the Company at certain of its homebuilding projects. The impairment was primarily attributable to slower than anticipated home sales and lower than anticipated net revenue due to softening market conditions. As a result, the future undiscounted cash flows estimated to be generated were determined to be less than the carrying amount of the assets. Accordingly, the related real estate assets were written-down to their estimated fair value. The non-cash charge is reflected in impairment loss on real estate assets in the accompanying consolidated statements of income.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The results of operations for the year ended December 31, 2005 included a non-cash charge of $4,600,000 to record an impairment loss related to a golf course in the Company’s San Diego Division. The impairment loss was primarily attributable to lower than expected cash flows and continued net operating losses since the golf course opened in 2002. As a result, the future undiscounted cash flows estimated to be generated were determined to be less than the assets carrying amount. Accordingly, the golf course asset was written-down to its estimated fair value. The non-cash charge had been previously reflected in other operating costs in the consolidated statement of income for the year ended December 31, 2005. However, such amount has been reclassified to loss on impairment of real estate assets to be consistent with the financial statement presentation for the year ended December 31, 2006.

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

Goodwill

The amount paid for business acquisitions over the net fair value of assets acquired and liabilities assumed is reflected as goodwill, which is subject to Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement No. 142”). Under Statement No. 142, goodwill is subject to impairment tests. The Company performed its annual impairment tests of goodwill as of December 31, 2006 and 2005 and determined that there have been no indicators of impairment related to the Company’s goodwill.

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

For those instruments, as defined under Financial Accounting Standards Board Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments, for which it is practical to estimate fair value, management has determined that the carrying amounts of the Company’s financial instruments approximate their fair value at December 31, 2006, except for the 10 3/4% Senior Notes, 7 1/2% Senior Notes and 7 5/8% Senior Notes as described in Note 6.

The Company is an issuer of, or subject to, financial instruments with off-balance sheet risk in the normal course of business which exposes it to credit risks. These financial instruments include letters of credit and obligations in connection with assessment district bonds. These off-balance sheet financial instruments are described in more detail in Note 11.

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

Earnings Per Common Share

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

Use of Estimates

The preparation of the Company’s financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities as of December 31, 2006 and 2005 and revenues and expenses for each of the three years in the period ended December 31, 2006. Accordingly, actual results could differ from those estimates.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Impact of New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 157, Fair Value Measurements, (“FAS 157”), FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. FAS 157 is not expected to materially affect how we determine fair value.

In September 2006, the Securities and Exchange Commission Staff issued Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, (“SAB 108”). SAB 108 addresses how the effects of prior year uncorrected financial statement misstatements should be considered in current year financial statements. SAB 108 requires registrants to quantify misstatements using both balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relative quantitative and qualitative factors. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. SAB 108 did not have an effect on our consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This interpretation, among other things, creates a two step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006, in which the impact of adoption should be accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings. The Company is evaluating the provisions of FIN 48 and has not yet determined the impact on the Company’s financial statements.

On June 29, 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 04-05, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-05”). The scope of EITF 04-05 is limited to limited partnerships or similar entities (such as limited liability companies that have governing provisions that are the functional equivalent of a limited partnership) that are not variable interest entities under Interpretation No. 46 and provides a new framework for addressing when a general partner in a limited partnership, or managing member in the case of a limited liability company, controls the entity. Under EITF 04-05, the Company may be required to consolidate certain investments in which the Company holds a general partner or managing member interest. EITF 04-05 is effective after June 29, 2005 for new entities formed after such date and for existing entities for which the agreements are subsequently modified and is effective for the Company’s fiscal year beginning January 1, 2006 for all other entities. The adoption of EITF 04-05 did not have any impact on the Company’s financial statements as of December 31, 2006.

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

At December 31, 2006, 2005 and 2004, certain joint ventures, lot option agreements and land banking arrangements have been determined to be VIEs under Interpretation No. 46 in which the Company is considered the primary beneficiary. Accordingly, the assets, liabilities and operations of all of these joint ventures, lot option agreements and land banking arrangements have been consolidated with the Company’s financial statements as of December 31, 2006 and 2005, and for the three years in the period ended December 31, 2006. Supplemental consolidating financial information of the Company, specifically including information for the joint ventures, lot option arrangements and land banking arrangements consolidated under Interpretation No. 46, is presented below to allow investors to determine the nature of assets held and the operations of the consolidated entities. Investments in consolidated entities in the financial statements of wholly-owned entities presented below use the equity method of accounting. Consolidated real estate inventories-owned include land deposits under option agreements or land banking arrangements (see Note 11) of $34,517,000,000 and $77,956,000 at December 31, 2006 and 2005, respectively. As of December 31, 2006, the Company’s remaining total contractual obligations for land purchases and option commitments was approximately $407,665,000.

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET BY FORM OF OWNERSHIP

(in thousands)

	December 31, 2006
	Wholly- Owned	Variable Interest Entities Under Interpretation No. 46	Eliminating Entries	Consolidated Total

ASSETS

Cash and cash equivalents	$24,123	$14,609	$—	$38,732
Receivables	118,260	1,231	—	$119,491
Real estate inventories
Owned	1,248,735	183,018	—	1,431,753
Not owned	131,564	69,103	—	200,667
Investments in and advances to unconsolidated joint ventures	3,560	—	—	3,560
Investments in consolidated entities	76,833	—	(76,833)	—
Other assets	84,392	—	—	84,392
Intercompany receivables	—	3,367	(3,367)	—

	$1,687,467	$271,328	$(80,200)	$1,878,595

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued expenses	$146,286	$14,177	$—	$160,463
Liabilities from inventories not owned	131,564	—	—	131,564
Notes payable	233,688	70,408	—	304,096
7 5/8% Senior Notes due December 15, 2012	150,000	—	—	150,000
10 3/4% Senior Notes due April 1, 2013	247,218	—	—	247,218
7 1/2% Senior Notes due February 15, 2014	150,000	—	—	150,000
Intercompany payables	3,316	51	(3,367)	—

Total liabilities	1,062,072	84,636	(3,367)	1,143,341
Minority interest in consolidated entities	—	—	109,859	109,859
Owners’ capital
William Lyon Homes	—	76,833	(76,833)	—
Others	—	109,859	(109,859)	—
Stockholders’ equity	625,395	—	—	625,395

	$1,687,467	$271,328	$(80,200)	$1,878,595

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET BY FORM OF OWNERSHIP

(in thousands)

	December 31, 2005
	Wholly- Owned	Variable Interest Entities Under Interpretation No. 46	Eliminating Entries	Consolidated Total

ASSETS

Cash and cash equivalents	$26,271	$26,098	$—	$52,369
Receivables	128,074	15,407	—	143,481
Real estate inventories
Owned	1,119,127	184,349	—	1,303,476
Not owned	—	115,772	—	115,772
Investments in and advances to unconsolidated joint ventures	397	—	—	397
Investments in consolidated entities	88,197	—	(88,197)	—
Other assets	67,103	8,404	—	75,507
Intercompany receivables	—	6,583	(6,583)	—

	$1,429,169	$356,613	$(94,780)	$1,691,002

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued expenses	$223,306	$25,088	$—	$248,394
Notes payable	109,469	16,150	—	125,619
7 5/8% Senior Notes due December 15, 2012	150,000	—	—	150,000
10 3/4% Senior Notes due April 1, 2013	246,917	—	—	246,917
7 1/2% Senior Notes due February 15, 2014	150,000	—	—	150,000
Intercompany payables	6,583	—	(6,583)	—

Total liabilities	886,275	41,238	(6,583)	920,930
Minority interest in consolidated entities	—	—	227,178	227,178
Owners’ capital
William Lyon Homes	—	88,197	(88,197)	—
Others	—	227,178	(227,178)	—
Stockholders’ equity	542,894	—	—	542,894

	$1,429,169	$356,613	$(94,780)	$1,691,002

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME BY FORM OF OWNERSHIP

(in thousands)

	Year Ended December 31, 2006
	Wholly-Owned	Variable Interest Entities Under Interpretation No. 46	Eliminating Entries	Consolidated Total
Operating revenue
Sales	$1,289,338	$202,883	$—	$1,492,221
Management fees	5,011	—	(5,011)	—

	1,294,349	202,883	(5,011)	1,492,221

Operating costs
Cost of sales	(1,022,443)	(159,706)	5,011	(1,177,138)
Impairment loss on real estate assets	(39,895)	—	—	(39,895)
Sales and marketing	(64,073)	(8,276)	—	(72,349)
General and administrative	(61,367)	(23)	—	(61,390)
Other	(6,502)	—	—	(6,502)

	(1,194,280)	(168,005)	5,011	(1,357,274)

Equity in income of unconsolidated joint ventures	3,242	—	—	3,242

Equity in income of consolidated entities	18,491	—	(18,491)	—

Minority equity in income of consolidated entities	—	—	(16,914)	(16,914)

Operating income	121,802	34,878	(35,405)	121,275
Financial advisory expenses	(3,165)	—	—	(3,165)
Other income, net	5,072	527	—	5,599

Income before provision for income taxes	123,709	35,405	(35,405)	123,709
Provision for income taxes	(48,931)	—	—	(48,931)

Net income	$74,778	$35,405	$(35,405)	$74,778

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME BY FORM OF OWNERSHIP

(in thousands)

	Year Ended December 31, 2005
	Wholly-Owned	Variable Interest Entities Under Interpretation No. 46	Eliminating Entries	Consolidated Total
Operating revenue
Sales	$1,449,524	$406,859	$—	$1,856,383
Management fees	12,658	—	(12,658)	—

	1,462,182	406,859	(12,658)	1,856,383

Operating costs
Cost of sales	(1,057,535)	(306,924)	12,658	(1,351,801)
Impairment loss on real estate assets	(4,600)	—	—	(4,600)
Sales and marketing	(46,480)	(12,942)	—	(59,422)
General and administrative	(90,045)	—	—	(90,045)
Other	(2,450)	—	—	(2,450)

	(1,201,110)	(319,866)	12,658	(1,508,318)

Equity in income of unconsolidated joint ventures	4,301	—	—	4,301

Equity in income of consolidated entities	50,009	—	(50,009)	—

Minority equity in income of consolidated entities	—	—	(37,571)	(37,571)

Operating income	315,382	86,993	(87,580)	314,795
Financial advisory expenses	(2,191)	—	—	(2,191)
Other income, net	1,589	587	—	2,176

Income before provision for income taxes	314,780	87,580	(87,580)	314,780
Provision for income taxes	(124,149)	—	—	(124,149)

Net income	$190,631	$87,580	$(87,580)	$190,631

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME BY FORM OF OWNERSHIP

(in thousands)

	Year Ended December 31, 2004
		Consolidated Entities
	Wholly- Owned	Variable Interest Entities Under Interpretation No. 46	Joint Ventures Previously Consolidated	Elimination Entries	Consolidated Total
Operating revenue
Sales	$1,282,535	$539,312	$33,655	$(33,655)	$1,821,847
Management fees	16,188	—	—	(16,188)	—

	1,298,723	539,312	33,655	(49,843)	1,821,847

Operating costs
Cost of sales	(964,398)	(402,020)	(33,655)	49,843	(1,350,230)
Sales and marketing	(41,381)	(17,411)	—	—	(58,792)
General and administrative	(80,784)	—	—	—	(80,784)
Other	(2,105)	—	—	—	(2,105)

	(1,088,668)	(419,431)	(33,655)	49,843	(1,491,911)

Equity in loss of unconsolidated joint ventures	(699)	—	—	—	(699)

Equity in income of consolidated entities	70,394	—	—	(70,394)	—

Minority equity in income of consolidated entities	—	—	—	(49,661)	(49,661)

Operating income	279,750	119,881	—	(120,055)	279,576
Other income, net	5,398	174	—	—	5,572

Income before provision for income taxes	285,148	120,055	—	(120,055)	285,148
Provision for income taxes	(113,499)	—	—	—	(113,499)

Net income	$171,649	$120,055	$—	$(120,055)	$171,649

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3 — Receivables

Receivables consist of the following (in thousands):

	December 31,
	2006	2005
First trust deed mortgage notes receivable, pledged as collateral for revolving mortgage warehouse credit facility	$59,734	$47,816
Other receivables — primarily escrow proceeds	59,757	95,665

	$119,491	$143,481

Note 4 — Real Estate Inventories

Real estate inventories consist of the following (in thousands):

	December 31,
	2006	2005
Inventories owned:
Deposits	$34,517	$77,956
Land	676,274	520,884
Construction in progress	548,762	578,603
Completed inventory, including model homes	172,200	126,033

Total	1,431,753	$1,303,476

Inventories not owned: (1)
Variable interest entities — lot options agreements	$—	$44,786
Variable interest entities — land banking arrangement	69,103	70,986
Other land options contracts	131,564	—

Total inventories not owned	$200,667	$115,772

(1)	Includes the consolidation of certain lot option arrangements and land banking arrangements determined to be VIEs under Interpretation No. 46 in which the company is considered the primary beneficiary (See Note 2 above) and the consolidation of a certain land banking arrangement recorded as a product financing arrangement. Amounts are net of deposits.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5 — Investments in and Advances to Unconsolidated Joint Ventures

The Company and certain of its subsidiaries are general partners or members in joint ventures involved in the development and sale of residential projects. The consolidated financial statements of the Company include the accounts of the Company, all majority-owned and controlled subsidiaries and certain joint ventures which have been determined to be variable interest entities in which the Company is considered the primary beneficiary (see Note 2). The financial statements of joint ventures which have not been determined to be variable interest entities in which the Company is considered the primary beneficiary are not consolidated with the Company’s financial statements. The Company’s investments in unconsolidated joint ventures are accounted for using the equity method because the Company has a 50% or less voting or economic interest (and thus such joint ventures are not controlled by the Company). Condensed combined financial information of these unconsolidated joint ventures as of December 31, 2006 and 2005, and for each of the three years in the period ended December 31, 2006 are summarized as follows:

CONDENSED COMBINED BALANCE SHEETS

(In thousands)

	December 31,
	2006	2005
ASSETS
Cash and cash equivalents	$328	$2,580
Receivables	309	3,253
Real estate inventories	40,913	31,279
Investment in unconsolidated joint venture	2,048	—
Property and equipment	985	956

	$44,583	$38,068

LIABILITIES AND OWNERS’ CAPITAL
Accounts payable	$765	$5,127
Notes payable	38,525	32,377
Advances from William Lyon Homes	1,825	181

	41,115	37,685

Owners’ Capital
William Lyon Homes	1,735	216
Others	1,733	167

	3,468	383

	$44,583	$38,068

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED COMBINED STATEMENTS OF INCOME

(In thousands)

	Year Ended December 31,
	2006	2005	2004
Operating revenue
Land sales	$17,046	$26,091	$—

	17,046	26,091	—
Operating costs
Cost of sales — land	(13,315)	(23,338)	—
Sales and marketing	—	(342)	—
General and administrative	—	(17)	—
Other	(1,579)	(1,380)	(694)

	(14,894)	(25,077)	(694)

Equity in income (loss) of unconsolidated joint ventures	5,037	19,687	(705)

Operating income (loss)	7,189	20,701	(1,399)
Other income, net	384	—	—

Net income (loss)	$7,573	$20,701	$(1,399)

Allocation to owners
William Lyon Homes	$3,786	$10,350	$(699)
Others	3,787	10,351	(700)

	$7,573	$20,701	$(1,399)

Income allocations and cash distributions to the Company are based on predetermined formulas between the Company and the joint venture partners as specified in the applicable partnership or operating agreements. The Company generally receives, after partners’ priority returns and return of partners’ capital, approximately 50% of the profits and cash flows from joint ventures.

Certain joint ventures have obtained financing from construction lenders which amounted to $38,525,000 at December 31, 2006. As common practice required by commercial lenders, all of the joint ventures that have obtained financing are obligated to repay loans to a level such that they do not exceed certain required loan-to-value or loan-to-cost ratios. Each lender has the right to test the ratios by appraising the property securing the loan at the time. Either a decrease in the value of the property securing the loan or an increase in the construction costs could trigger this pay down obligation. The term of the obligation corresponds with the term of the loan and is limited to the outstanding loan balance.

The Company is a member in an unconsolidated joint venture limited liability company formed for the purpose of acquiring and developing land in Nevada. At December 31, 2006, the unconsolidated joint venture had outstanding land acquisition and development debt of $36,775,000, of which the Company guaranteed $18,387,500. If the unconsolidated joint venture liability company were to default on its obligation to repay the debt, the Company would be obligated to pay one-half of the outstanding balance, together with one-half of the accrued but unpaid interest thereon. The current maturity date of the debt is June 30, 2007, but such maturity date may be extended under certain circumstances to June 30, 2008. The debt bears interest at prime plus 0.5% (8.75% at December 31, 2006) and is secured by the real estate inventories of the unconsolidated joint venture limited liability company in the book amount of $38,260,000 at December 31, 2006.

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

Note 6 — Notes Payable and Senior Notes

Notes payable and Senior Notes consist of the following (in thousands):

	December 31,
	2006	2005
Notes payable:
Revolving credit facilities	$145,990	$49,967
Construction notes payable	70,408	16,150
Seller financing	28,339	11,686
Collateralized mortgage obligations under revolving mortgage warehouse credit facilities, secured by first trust deed mortgage notes receivable	59,359	47,816

	304,096	125,619
Senior Notes:
7 5/8% Senior Notes due December 15, 2012	150,000	150,000
10 3/4% Senior Notes due April 1, 2013	247,218	246,917
7 1/2% Senior Notes due February 15, 2014	150,000	150,000

	547,218	546,917

	$851,314	$672,536

During the years ended December 31, 2006, 2005 and 2004, the Company incurred and capitalized interest relating to the above debt of $80,173,000, $73,209,000 and $59,024,000, respectively.

Maturities of the notes payable and Senior Notes are as follows as of December 31, 2006:

Year Ended December 31,	(in thousands)
2007	$177,149
2008	126,947
2009	—
2010	—
2011	—
Thereafter	547,218

$851,314

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

As of December 31, 2006, the outstanding 7 5/8% Senior Notes with a face value of $150,000,000 had a fair value of approximately $127,875,000 based on quotes from industry sources.

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2006, the outstanding 10 3/4% Senior Notes with a face value of $247,218,000 had a fair value of approximately $240,000,000 based on quotes from industry sources.

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

As of December 31, 2006, the outstanding 7 1/2% Senior Notes with a face value of $150,000,000 had a fair value of approximately $124,875,000 based on quotes from industry sources.

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

The Senior Notes Indentures contain covenants that limit the ability of Delaware Lyon and its restricted subsidiaries to, among other things: (i) incur additional indebtedness; (ii) pay dividends or make other distributions; (iii) make investments; (iv) sell assets; (v) incur liens; (vi) enter into agreements restricting the ability of Delaware Lyon’s restricted subsidiaries (other than California Lyon) to pay dividends; (vii) enter into transactions with affiliates; and (viii) consolidate, merge or sell all or substantially all of Delaware Lyon’s and California Lyon’s assets. These covenants are subject to a number of important exceptions and qualifications as described in the Senior Notes Indentures.

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

At December 31, 2006, the Company had approximately $233,688,000 million of secured indebtedness, (excluding approximately $70,408,000 million of secured indebtedness of consolidated entities) and approximately $305,779,000 million of additional secured indebtedness available to be borrowed under the Company’s credit facilities, as limited by the Company’s borrowing base formulas.

Supplemental consolidating financial information of the Company, specifically including information for California Lyon, the issuer of the Senior Notes, and Delaware Lyon and the guarantor subsidiaries is presented below. Investments in subsidiaries are presented using the equity method of accounting. Separate financial statements of California Lyon and the guarantor subsidiaries are not provided, as the consolidating financial information contained herein provides a more meaningful disclosure to allow investors to determine the nature of assets held and the operations of the combined groups.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING BALANCE SHEET

December 31, 2006

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company

ASSETS
Cash and cash equivalents	$—	$12,253	$11,222	$15,257	$—	$38,732
Receivables	—	56,084	62,174	1,233	—	119,491
Real estate inventories
Owned	—	1,246,889	1,846	183,018	—	1,431,753
Not owned	—	200,667	—	—	—	200,667
Investments in and advances to unconsolidated joint ventures	—	3,560	—	—	—	3,560
Property and equipment, net	—	2,493	14,335	—	—	16,828
Deferred loan costs	—	11,258	—	—	—	11,258
Goodwill	—	5,896	—	—	—	5,896
Other assets	—	47,724	2,686	—	—	50,410
Investments in subsidiaries	625,395	77,281	8,502	—	(711,178)	—
Intercompany receivables	—	1,138	169,983	3,367	(174,488)	—

	$625,395	$1,665,243	$270,748	$202,875	$885,666	$1,878,595

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$—	$33,301	$1,084	$14,207	$—	$48,592
Accrued expenses	—	104,501	7,198	172	—	111,871
Liabilities from inventories not owned	—	131,564	—	—	—	131,564
Notes payable	—	174,329	59,359	70,408	—	304,096
7 5/8% Senior Notes	—	150,000	—	—	—	150,000
10 3/4% Senior Notes	—	247,218	—	—	—	247,218
7 1/2% Senior Notes	—	150,000	—	—	—	150,000
Intercompany payables	—	173,299	1,138	51	(174,488)	—

Total liabilities	—	1,164,212	68,779	84,838	(174,488)	1,143,341
Minority interest in consolidated entities	—	—	—	—	109,859	109,859
Stockholders’ equity	625,395	501,031	201,969	118,037	(821,037)	625,395

	$625,395	$1,665,243	$270,748	$202,875	$885,666	$1,878,595

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING BALANCE SHEET

December 31, 2005

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company

ASSETS
Cash and cash equivalents	$—	$18,934	$6,687	$26,748	$—	$52,369
Receivables	—	75,505	52,567	15,409	—	143,481
Real estate inventories
Owned	—	1,111,144	2,090	190,242	—	1,303,476
Not owned	—	115,772	—	—	—	115,772
Investments in and advances to unconsolidated joint ventures	—	397	—	—	—	397
Property and equipment, net	—	2,128	16,425	—	—	18,553
Deferred loan costs	—	12,323	—	—	—	12,323
Goodwill	—	5,896	—	—	—	5,896
Other assets	—	36,472	2,263	—	—	38,735
Investments in subsidiaries	542,894	88,254	10,332	—	(641,480)	—
Intercompany receivables	—	1,667	113,530	6,583	(121,780)	—

	$542,894	$1,468,492	$203,894	$238,982	$(763,260)	$1,691,002

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$—	$46,184	$756	$20,386	$—	$67,326
Accrued expenses	—	169,884	6,250	4,934	—	181,068
Notes payable	—	61,653	47,816	16,150	—	125,619
7 5/8% Senior Notes	—	150,000	—	—	—	150,000
10 3/4% Senior Notes	—	246,917	—	—	—	246,917
7 1/2% Senior Notes	—	150,000	—	—	—	150,000
Intercompany payables	—	120,113	1,667	—	(121,780)	—

Total liabilities	—	944,751	56,489	41,470	(121,780)	920,930
Minority interest in consolidated entities	—	—	—	—	227,178	227,178
Stockholders’ equity	542,894	523,741	147,405	197,512	(868,658)	542,894

	$542,894	$1,468,492	$203,894	$238,982	$(763,260)	$1,691,002

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING STATEMENT OF INCOME

Year Ended December 31, 2006

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$1,127,624	$206,230	$202,883	$(44,516)	$1,492,221
Management fees	—	5,011	—	—	(5,011)	—

	—	$1,132,635	206,230	202,883	(49,527)	1,492,221

Operating costs
Cost of sales	—	(927,090)	(139,869)	(159,706)	49,527	(1,177,138)
Impairment loss on real estate assets	—	(39,895)	—	—	—	(39,895)
Sales and marketing	—	(54,732)	(9,341)	(8,276)	—	(72,349)
General and administrative	—	(61,252)	(115)	(23)	—	(61,390)
Other	—	—	(6,502)	—	—	(6,502)

	—	(1,082,969)	(155,827)	(168,005)	49,527	(1,357,274)

Equity in income (loss) of unconsolidated joint ventures	—	4,032	(790)	—	—	3,242

Income (loss) from subsidiaries	74,778	66,411	(40)	—	(141,149)	—

Minority equity in income of consolidated entities	—	—	—	—	(16,914)	(16,914)

Operating income	74,778	120,109	49,573	34,878	(158,063)	121,275
Financial advisory expenses	—	(3,165)	—	—	—	(3,165)
Other income, net	—	777	4,265	557	—	5,599

Income before provision for income taxes	74,778	117,721	53,838	35,435	(158,063)	123,709
Provision for income taxes	—	(48,921)	—	(10)	—	(48,931)

Net income	$74,778	$68,800	$53,838	$35,425	$(158,063)	$74,778

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING STATEMENT OF INCOME

Year Ended December 31, 2005

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$1,246,082	$203,442	$406,859	$—	$1,856,383
Management fees	—	12,658	—	—	(12,658)	—

	—	1,258,740	203,442	406,859	(12,658)	1,856,383

Operating costs
Cost of sales	—	(908,897)	(148,638)	(306,924)	12,658	(1,351,801)
Impairment loss on real estate assets	—	—	(4,600)	—	—	(4,600)
Sales and marketing	—	(38,333)	(8,147)	(12,942)	—	(59,422)
General and administrative	—	(89,977)	(68)	—	—	(90,045)
Other	—	—	(2,450)	—	—	(2,450)

	—	(1,037,207)	(163,903)	(319,866)	12,658	(1,508,318)

Equity in income (loss) of unconsolidated joint ventures	—	4,991	(690)	—	—	4,301

Income (loss) from subsidiaries	190,631	87,255	(217)	—	(277,669)	—

Minority equity in income of consolidated entities	—	—	—	—	(37,571)	(37,571)

Operating income	190,631	313,779	38,632	86,993	(315,240)	314,795
Financial advisory expenses	—	(2,191)	—	—	—	(2,191)
Other income, net	—	488	1,052	636	—	2,176

Income before provision for income taxes	190,631	312,076	39,684	87,629	(315,240)	314,780
Provision for income taxes	—	(124,132)	—	(17)	—	(124,149)

Net income	$190,631	$187,944	$39,684	$87,612	$(315,240)	$190,631

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2006

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company

Operating activities:
Net income	$74,778	$68,800	$53,838	$35,425	$(158,063)	$74,778
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	881	1,648	—	—	2,529
Equity in (income) loss of unconsolidated joint ventures	—	(4,032)	790	—	—	(3,242)
Distributions of income from unconsolidated joint ventures	—	841	1,758	—	—	2,599
Minority equity in income of consolidated entities	—	—	—	—	16,914	16,914
Equity in (earnings) loss of subsidiaries	(74,778)	(66,411)	40	—	141,149	—
Impairment loss on real estate asset	—	39,895	—	—	—	39,895
State income tax refund credited to additional paid in capital	—	10	—	—	—	10
Federal income tax refund credited to additional paid in capital	—	1,820	—	—	—	1,820
Provision for income taxes	—	48,921	—	10	—	48,931
Net changes in operating assets and liabilities:
Receivables	—	19,421	(9,607)	14,176	—	23,990
Intercompany receivables/payables	—	—	(56,453)	3,267	53,186	—
Real estate inventories owned	—	(153,824)	(1,190)	7,224	—	(147,790)
Real estate inventories not owned	—	67,793	—	—	—	67,793
Deferred loan costs	—	1,065	—	—	—	1,065
Other assets	—	(19,656)	(423)	—	—	(20,079)
Accounts payable	—	(12,883)	328	(6,179)	—	(18,734)
Accrued expenses	—	(108,845)	948	(4,772)	—	(112,669)

Net cash (used in) provided by operating activities	—	(116,204)	(8,323)	49,151	53,186	(22,190)

Investing activities:
Net change in investment in unconsolidated joint ventures	—	(862)	(1,114)	—	—	(1,976)
Purchases of property and equipment	—	(1,246)	442	—	—	(804)
Investments in subsidiaries	—	77,384	1,790	—	(79,174)	—
Advances (to) from affiliates	(434)	(45,084)	—	—	45,518	—

Net cash (used in) provided by investing activities	(434)	30,192	1,118	—	(33,656)	(2,780)

Financing activities:
Proceeds from borrowings on notes payable	—	1,262,858	822,673	54,258	—	2,139,789
Principal payments on notes payable	—	(1,170,807)	(811,130)	—	—	(1,981,937)
Minority interest distributions, net	—	(12,720)	—	(134,233)	—	(146,953)
Common stock issued for exercised stock options	434	—	—	—	—	434
Advances (to) from affiliates	—	—	197	19,333	(19,530)	—

Net cash provided by (used in) financing activities	434	79,331	11,740	(60,642)	(19,530)	11,333

Net (decrease) increase in cash and cash equivalents	—	(6,681)	4,535	(11,491)	—	(13,637)
Cash and cash equivalents at beginning of year	—	18,934	6,687	26,748	—	52,369

Cash and cash equivalents at end of year	$—	$12,253	$11,222	$15,257	$—	$38,732

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2005

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company

Operating activities:
Net income	$190,631	$187,944	$39,684	$87,612	$(315,240)	$190,631
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	527	1,565	—	—	2,092
Equity in (income) loss of unconsolidated joint ventures	—	(4,991)	690	—	—	(4,301)
Distributions of income from unconsolidated joint ventures	—	2,625	83	—	—	2,708
Minority equity in income of consolidated entities	—	—	—	—	37,571	37,571
Equity in (earnings) loss of subsidiaries	(190,631)	(87,255)	217	—	277,669	—
Impairment loss on real estate asset	—	—	4,600	—	—	4,600
State income tax refund credited to additional paid in capital	—	1,845	—	—	—	1,845
Provision for income taxes	—	124,132	—	17	—	124,149
Net changes in operating assets and liabilities:
Receivables	—	(53,047)	(41,206)	(9,926)	—	(104,179)
Intercompany receivables/payables	—	4,600	(28,260)	(7,915)	31,575	—
Real estate inventories	—	(268,431)	(1,213)	37,404	—	(232,240)
Deferred loan costs	—	1,659	—	—	—	1,659
Other assets	—	(5,412)	(761)	—	—	(6,173)
Accounts payable	—	17,038	376	10,548	—	27,962
Accrued expenses	—	(88,450)	2,279	(4,687)	—	(90,858)

Net cash (used in) provided by operating activities	—	(167,216)	(21,946)	113,053	31,575	(44,534)

Investing activities:
Net change in investment in unconsolidated joint ventures	—	18,990	117	—	—	19,107
Purchases of property and equipment	—	(1,562)	(1,017)	—	—	(2,579)
Investments in subsidiaries	—	76,304	841	—	(77,145)	—
Advances (to) from affiliates	(312)	(1,897)	—	—	2,209	—

Net cash (used in) provided by investing activities	(312)	91,835	(59)	—	(74,936)	16,528

Financing activities:
Proceeds from borrowings on notes payable	—	1,131,835	723,617	—	—	1,855,452
Principal payments on notes payable	—	(1,094,940)	(685,106)	(14,753)	—	(1,794,799)
Minority interest distributions, net	—	—	—	(76,664)	—	(76,664)
Common stock issued for exercised stock options	312	—	—	—	—	312
Advances (to) from affiliates	—	—	(15,989)	(27,372)	43,361	—

Net cash provided by (used in) financing activities	312	36,895	22,522	(118,789)	43,361	(15,699)

Net (decrease) increase in cash and cash equivalents	—	(38,486)	517	(5,736)	—	(43,705)
Cash and cash equivalents at beginning of year	—	57,420	6,170	32,484	—	96,074

Cash and cash equivalents at end of year	$—	$18,934	$6,687	$26,748	$—	$52,369

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revolving Credit Facilities

As of December 31, 2006, the Company has seven revolving credit facilities which have an aggregate maximum loan commitment of $560.0 million, (including one facility of $150.0 million, one of $100.0 million, one of $90.0 million, one of $70.0 million and three of $50.0 million each), and mature at various dates through 2008. The revolving credit facilities have similar characteristics. The Company may borrow amounts, subject to applicable borrowing base and concentration limitations, as defined. During the last year of the term of each facility, the commitment amount will decrease ratably until the commitment under each facility is reduced to zero by the final maturity date, as defined in each respective agreement.

Availability under each credit facility is subject not only to the maximum amount committed under the respective facility, but also to both various borrowing base and concentration limitations. The borrowing base limits lender advances to certain agreed percentages of asset value. The allowed percentage generally increases as the asset progresses from land under development to residence subject to contract of sale. Advances for each type of collateral become due in whole or in part, subject to possible re-borrowing, and/or the collateral becomes excluded from the borrowing base, after a specified period or earlier upon sale. Concentration limitations further restrict availability under the credit facilities. The effect of these borrowing base and concentration limitations essentially is to mandate minimum levels of the Company’s investment in a project, with higher percentages of investment required at earlier phases of a project, and with greater absolute dollar amounts of investment required as a project progresses. Each revolving credit facility is secured by deeds of trust on the real property and improvements thereon owned by the Company in the subdivision project(s) approved by the respective lender, as well as pledges of all net sale proceeds, related contracts and other ancillary property. Also, each credit facility includes financial covenants, which may limit the amount that may be borrowed thereunder. Outstanding advances bear interest at various rates, which approximate the prime rate. As of December 31, 2006, $145,990,000 was outstanding under these credit facilities, with a weighted-average interest rate of 7.71%, and the undrawn availability was $305,779,000 as limited by the Company’s borrowing base formulas. Interest on the revolving credit facilities is calculated on the average, outstanding daily balance and is paid following the end of each month. During the year ended December 31, 2006, the Company borrowed $1,263,000,000 and repaid $1,167,000,000 under these facilities. The maximum amount outstanding was $228,281,000 and the weighted average borrowings were $152,549,000 during the year ended December 31, 2006. Interest incurred on the revolving credit facilities for the year ended December 31, 2006 was $13,573,000. Delaware Lyon has guaranteed on an unsecured basis California Lyon’s obligations under certain of the revolving credit facilities and has provided an unsecured environmental indemnity in favor of the lender under the $90,000,000 bank line of credit. The Company routinely makes borrowings under its revolving credit facilities in the ordinary course of business within the maximum aggregate loan commitment amounts to fund its operations, including its land acquisition and home building activities, and repays such borrowings, as required by the credit facilities, with the net proceeds from sales of the real property, including homes, which secure the applicable credit facility.

Under the revolving credit facilities, we are required to comply with a number of covenants, the most restrictive of which require Delaware Lyon to maintain:

•	A tangible net worth, as defined, of $200,000,000, adjusted upwards quarterly by 50% of Delaware Lyon’s quarterly net income after June 30, 2004,

•	A ratio of total liabilities to tangible net worth, each as defined, of less than 3.25 to 1; and

•	Minimum liquidity, as defined, of at least $10,000,000.

As of and for the period ending December 31, 2006, the Company is in compliance with these covenants.

These facilities include a number of other covenants with respect to such matters as the posting of cash or letters of credit in certain circumstances, the application or deposit of excess net sales proceeds, maintenance of

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

specified ratios, limitations on investments in joint ventures, maintenance of fixed charge coverages, stock ownership changes, and lot ownership.

As a common practice required by commercial lenders, the Company is obligated to repay loans to a level such that they do not exceed certain required loan-to-value or loan-to-cost ratios. Each lender has the right to test the ratios by appraising the property securing the loan at any time. Either a decrease in the value of the property securing the loan or an increase in the construction costs could trigger this pay down obligation. The term of the obligation corresponds with the term of the loan and is limited to the outstanding loan balance. The entire revolving credit facilities balance is subject to these obligations as of December 31, 2006.

Construction Notes Payable

At December 31, 2006, the Company had construction notes payable on certain consolidated entities amounting to $70,408,000. The construction notes have various maturity dates through 2008 and bear interest at rates ranging from prime plus 0.25% to prime plus 2.0% at December 31, 2006. Interest is calculated on the average daily balance and is paid following the end of each month.

Seller Financing

At December 31, 2006, the Company had $28,339,000 of notes payable outstanding related to land acquisitions for which seller financing was provided. The seller financing notes have various maturity dates through March 2008 and bear interest at rates ranging from 9.0% to 12.0% at December 31, 2006. Interest is calculated on the average principal balance outstanding and is accrued and paid when the financing is repaid.

Revolving Mortgage Warehouse Credit Facilities

The Company, through its mortgage subsidiary and one of its unconsolidated joint ventures, has entered into two revolving mortgage warehouse credit facilities with banks to fund its mortgage origination operations. The original credit facility, which matures in May 2007, provides for revolving loans of up to $30,000,000 outstanding, $20,000,000 of which is committed (lender obligated to lend if stated conditions are satisfied) and $10,000,000 of which is not committed (lender advances are optional even if stated conditions are otherwise satisfied). The Company’s mortgage subsidiary and one of its unconsolidated joint ventures entered into an additional $50,000,000 credit facility which matures in April 2007. The Company expects the maturities to be extended by the lender at each maturity date for an additional year. Mortgage loans are generally held for a short period of time and are typically sold to investors within 7 to 15 days following funding. The facilities are secured by substantially all of the assets of each of the borrowers, including the mortgage loans held for sale, all rights of each of the borrowers with respect to contractual obligations of third party investors to purchase such mortgage loans, and all proceeds of sale of such mortgage loans. The facilities, which have LIBOR based pricing, also contain certain financial covenants requiring the borrowers to maintain minimum tangible net worth, leverage, profitability and liquidity. These facilities are non-recourse and are not guaranteed by the Company. At December 31, 2006 the outstanding balance under these facilities was $59,359,000.

Prime Interest Rates

The prime interest rates at December 31, 2006, 2005 and 2004 were 8.25%, 7.25% and 5.25%, respectively. The weighted-average prime interest rates for each of the three years ended December 31, 2006, 2005 and 2004 were 7.96%, 6.19% and 4.34%, respectively.

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

On March 23, 2006, the Company announced that its board of directors had formed a special committee of independent directors to consider the offer by General Lyon with the assistance of outside financial and legal advisors which the special committee retained. On April 10, 2006, General Lyon announced that he would amend his tender offer for all the outstanding shares of William Lyon Homes by increasing the offer price to $100.00 per share. The special committee determined that it would recommend that stockholders tender their shares in connection with the amended offer. General Lyon also extended his offer until Friday, April 21, 2006. General Lyon had also reached an agreement, subject to final court approval, to settle certain class action lawsuits that had been filed in Delaware on behalf of William Lyon Homes’ stockholders. As described below in Note 7 –Commitments and Contingencies, the Delaware Chancery Court approved the settlement on August 9, 2006. Another class action lawsuit filed in California has been stayed by the California court.

On April 24, 2006, General Lyon announced that he was extending his tender offer for all outstanding shares of William Lyon Homes not owned by him through April 28, 2006, and that he would waive the 90% condition to the offer. On May 1, 2006, General Lyon announced that he was further extending the tender offer through May 12, 2006, and that he was further amending the tender offer by increasing the offer price to $109.00 per share. All other terms and conditions of the offer remained the same, as set forth in the tender offer materials disseminated by General Lyon.

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Company has incurred approximately $3,165,000 in financial advisory expenses related to the tender offer which are reflected as financial advisory expenses in the accompanying consolidated statement of income.

See Note 11 for information on certain lawsuits which have been filed relating to the tender offer.

Note 8 — Stockholders’ Equity

Incentive Compensation Plans

The Company’s 2006 Senior Executive Bonus Plan (the “Plan”) provides that (i) the Chief Executive Officer (“CEO”) and the Chief Operating Officer (“COO”) are each eligible to receive a bonus of 3% of the Company’s Consolidated pre-tax, pre-bonus income; (ii) the Executive Vice President (“EVP”) is eligible to receive a bonus of ¾ of 1% of the Company’s consolidated pre-tax, pre-bonus income and 3% of the Northern California Region’s pre-tax, pre-bonus income, determined after allocation to the Region of its allocable portion of corporate general and administrative expenses; and (iii) the Chief Financial Officer (“CFO”) is eligible to receive a bonus of ½ of 1% of the Company’s consolidated pre-tax, pre-bonus income. In addition, under the Plan, each Region President is eligible to receive a bonus of 3% of the region’s pre-tax, pre-bonus income, determined after allocation to the region of its allocable portion of corporate general and administrative expenses. In addition, the Company’s board of directors has approved a cash bonus plan applicable in 2006 for all of its full-time, salaried employees who are not included in the Plan. All other participants under this cash bonus plan are eligible to receive bonuses based upon specified percentages of a bonus pool determined as a specified percentage of pre-tax, pre-bonus income.

For the CEO, COO, EVP CFO, region presidents, executives and managers, awards under bonus plans are paid over two years with 75% paid following the determination of bonus awards, and 25% paid one year later. The deferred amounts would be forfeited in the event of termination for any reason except retirement, death or disability. All awards under the Plan will be prorated downward if the sum of all calculated awards under the Plan and the Company’s 2006 bonus plans for other officers and employees of the Company and its subsidiaries would exceed 20% of the Company’s consolidated pre-tax, pre-bonus income.

Executive Deferred Compensation Plans

The Company has implemented deferred compensation plans which allow certain officers and employees to defer a portion of total income (base salary and bonuses). The deferral amount can be up to 20% of total income

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

with a minimum of $10,000 annually. The Company must accrue the deferred compensation liability but cannot deduct such amounts for income tax purposes until actually paid to the employee.

Note 9 — Income Taxes

The following summarizes the provision for income taxes (in thousands):

	Year Ended December 31,
	2006	2005	2004
Current
Federal	$(47,250)	$(103,314)	$(99,580)
State	(12,285)	(24,532)	(22,391)

	(59,535)	(127,846)	(121,971)

Deferred
Federal	7,766	3,141	7,589
State	2,838	556	883

	10,604	3,697	8,472

	$(48,931)	$(124,149)	$(113,499)

Income taxes differ from the amounts computed by applying the applicable Federal statutory rates due to the following (in thousands):

	Year Ended December 31,
	2006	2005	2004
Provision for Federal income taxes at the statutory rate	$(43,298)	$(110,173)	$(99,801)
Provision for state income taxes, net of Federal income tax benefits	(6,111)	(15,528)	(14,011)
Other	478	1,552	313

	$(48,931)	$(124,149)	$(113,499)

Temporary differences giving rise to deferred income taxes consist of the following (in thousands):

	December 31,
	2006	2005
Deferred tax assets
Reserves deducted for financial reporting purposes not allowable for tax purposes	$29,799	$10,415
Compensation deductible for tax purposes when paid	6,175	10,893
State income tax provisions deductible when paid for Federal tax purposes	1,543	7,299
Effect of book/tax differences for joint ventures	1,181	1,860

	38,698	30,467
Deferred tax liabilities
Effect of book/tax differences for joint ventures	(6,034)	(8,407)

	$32,664	$22,060

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the years ended December 31, 2006 and 2005, income tax benefits of $3,059,000 and $1,990,000, respectively, related to stock option exercises were excluded from the results of operations and credited to additional paid-in capital. In addition, for the year ending December 31, 2006, utilization of built-in losses associated with transactions prior to the quasi-reorganization, including federal and state tax refunds received of $1,820,000 and $10,000, respectively, resulted in income tax benefits credited to additional paid-in capital of $4,229,000.

The estimated overall effective tax rate for the years ending December 31, 2006, 2005 and 2004 are 39.5%, 39.4% and 39.8%, respectively. At December 31, 2006 the Company has unused recognized built-in losses in the amount of $19,414,000 which are available to offset future income and expire between 2009 and 2011. The utilization of these losses is limited to offset $3,883,000 of taxable income per year; however, any unused losses in any year may be carried forward for utilization in future years through 2011. The Company’s ability to utilize the foregoing tax benefits will depend upon the amount of its future taxable income and may be further limited under certain circumstances.

Note 10 — Related Party Transactions

On October 26, 2000, the Company’s Board of Directors (with General William Lyon and William H. Lyon abstaining) approved the purchase of 579 lots for a total purchase price of $12,581,000 from an entity controlled by William Lyon and William H. Lyon. The terms of the purchase agreement provide for an initial option payment of $1,000,000 and a rolling option takedown of the lots. In addition, one-half of the net profits in excess of six percent from the development are to be paid to the seller. Phase takedowns of approximately 20 lots each were anticipated to occur at two to three month intervals for each of several product types through September 2004. As of December 31, 2004, all lots were purchased under this agreement. During the years ended December 31, 2004 the Company purchased 92 lots under this agreement for a total purchase price of $1,984,000. During the years ended December 31, 2006, 2005 and 2004, the Company paid $0, $1,949,000 and $1,689,000, respectively for one-half of the net profits in excess of six percent from the development. This land acquisition qualified as an affiliate transaction under the Company’s 12 1/2% Senior Notes due July 1, 2003 Indenture dated as of June 29, 1994, as amended (the “Old Indenture”). Pursuant to the terms of the Old Indenture, the Company determined that the land acquisition is on terms that are no less favorable to the Company than those that would have been obtained in a comparable transaction by the Company with an unrelated person. The Company delivered to the Trustee under the Old Indenture a resolution of the Board of Directors of the Company set forth in an Officers’ Certificate certifying that the land acquisition is on terms that are no less favorable to the Company than those that would have been obtained in a comparable transaction by the Company with an unrelated person and the land acquisition was approved by a majority of the disinterested members of the Board of Directors of the Company. Further, the Company delivered to the Trustee under the Old Indenture a determination of value by a real estate appraisal firm which is of regional standing in the region in which the subject property is located and is MAI certified.

The Company purchased land for a total purchase price of $6,221,000, $116,773,000 and $33,655,000 during the years ended December 31, 2006, 2005 and 2004, respectively, from certain of its joint ventures.

For the years ended December 31, 2006, 2005 and 2004, the Company incurred reimbursable on-site labor costs of $133,000, $146,000, $183,000, respectively, for providing customer service to real estate projects developed by entities controlled by William Lyon and William H. Lyon, of which $1,000 and $32,000 was due to the Company at December 31, 2006 and 2005, respectively. In addition, the Company earned fees of $98,000, $121,000 and $110,000, respectively, for tax and accounting services performed for entities controlled by William Lyon and William H. Lyon during the years ended December 31, 2005, 2004 and 2003, of which $92,000 was due to the Company at December 31, 2005.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For each of the years ended December 31, 2006, 2005 and 2004, the Company incurred charges of $755,000, related to rent on its corporate office, from a trust of which William H. Lyon is the sole beneficiary.

During the years ended December 31, 2004, the Company incurred charges of $172,000 related to the charter and use of aircraft owned by an affiliate of William Lyon.

Effective September 1, 2004, the Company entered into an aircraft consulting and management agreement with an affiliate (the “Affiliate”) of William Lyon to operate and manage the Company’s aircraft which was placed in service effective as of September 1, 2004. The terms of the agreement provide that the Affiliate shall consult and render its advice and management services to the Company with respect to all functions necessary to the operation, maintenance and administration of the aircraft. The Company’s business plan for the aircraft includes (i) use by Company executives for traveling on Company business to the Company’s divisional offices and other destinations, (ii) charter service to outside third parties and (iii) charter service to William Lyon personally. Charter services for outside third parties are contracted for at market rates. As compensation to the Affiliate for its management and consulting services under the agreement, the Company pays the Affiliate a fee equal to (i) the amount equal to 107% of compensation paid by the Affiliate for the pilots supplied pursuant to the agreement, (ii) $50 per operating hour for the aircraft and (iii) $9,000 per month for hangar rent. In addition, all maintenance work, inspections and repairs performed by the Affiliate on the aircraft are charged to the Company at the Affiliate’s published rates for maintenance, inspection and repairs in effect at the time such work is completed. The total compensation paid to the Affiliate under the agreement amounted to $1,488,000, $1,414,000 and $317,000 during the years ended December 31, 2006, 2005 and 2004, respectively.

Effective July 1, 2006, General William Lyon entered into a time sharing agreement (“the Agreement”) with the Company pertaining to his personal use of the aircraft. The agreement calls for General Lyon to reimburse the company for all costs incurred by the Company during his personal flights plus a surcharge on fuel consumption of two times the cost. Pursuant to the agreement and the rates charged to General Lyon prior to the agreement, the Company had earned revenue of $524,000, $457,000 and $187,000 for charter services provided to William Lyon personally, during the years ended December 31, 2006, 2005 and 2004, respectively, of which $333,000 and $129,000 was due to the Company at December 31, 2006 and 2005.

On May 28, 2004 and June 18, 2004, William Lyon and his wife, Willa Dean Lyon, purchased two of the Company’s homes for a total purchase price of approximately $877,000. The purchase prices were based on the prices offered to third parties and no discounts were given. The homes were purchased for use as residences by certain family members.

On October 28, 2004, one of the Company’s directors, Michael L. Meyer, who has since resigned, purchased one of the Company’s homes for a total purchase price of approximately $835,000. The purchase price was based on the prices offered to third parties and no discounts were given.

The Company and one of the Company’s directors, Alex Meruelo, are parties to an agreement pursuant to which Mr. Meruelo is eligible to receive a finder’s fee based upon the cash distributions received by a subsidiary of the Company from a joint venture development project relating to a portion of the Fort Ord military base in Monterey County, California. The joint venture development project resulted from Mr. Meruelo’s introduction of the Company to Woodman Development Company, LLC (“Woodman”) and the subsequent formation of East Garrison Partners I, LLC (“EGP”) as a joint venture between Woodman and Lyon East Garrison Company I, LLC (“EGC”). The finder’s fee will equal 5% of all net cash distributions distributed by EGP to EGC with respect to EGC’s existing 50% interest in EGP that are in excess of distributions with respect to certain deficit advances, deficit preferred returns, returns of capital and preferred returns on unreturned capital. The calculation of the finder’s fee will be based on net cash distributions received from EGP on land sales and will not be

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

determined on the basis of any revenues, profits or distributions received from any affiliate of EGC for the construction and sale or leasing of residential or commercial buildings on such lots. Mr. Meruelo is not obligated to perform any services for EGC other than the introduction to Woodman. As of December 31, 2006, no amounts had been paid to Mr. Meruelo under this agreement.

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

Note 11 — Commitments and Contingencies

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

Litigation Arising from General Lyon’s Tender Offer

As described above in Note 7—Tender Offer and Merger, on March 17, 2006, the Company’s principal stockholder commenced a tender offer (the “Tender Offer”) to purchase all outstanding shares of the Company’s common stock not already owned by him. Initially, the price offered in the Tender was $93 per share, but it has since been increased to $109 per share.

Two purported class action lawsuits were filed in the Court of Chancery of the State of Delaware in and for New Castle County, purportedly on behalf of the public stockholders of the Company, challenging the Tender Offer and challenging related actions of the Company and the directors of the Company. Stephen L. Brown v.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

On March 23, 2006, the Company announced that its Board had appointed a special committee of independent directors who are not members of the Company’s management or employed by the Company (the “Special Committee”) to consider the Tender Offer. The members of the Special Committee were Harold H. Greene, Lawrence M. Higby, and Dr. Arthur Laffer. The Company also announced that the Special Committee had retained Morgan Stanley & Co. as its financial advisor and Gibson, Dunn & Crutcher LLP as its legal counsel.

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

On April 23, 2006, Delaware Chancery Court conditionally certified a class in the Consolidated Delaware Action. The parties to the Consolidated Delaware Action agreed to a Stipulation of Settlement, and on August 9, 2006, the Delaware Chancery Court certified a class in the Consolidated Delaware Action, approved the settlement, and dismissed the Consolidated Delaware Action with prejudice as to all defendants and the class. On February 16, 2007, the matter was appealed to the Supreme Court of the State of Delaware.

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Land Banking Arrangements

The Company enters into purchase agreements with various land sellers. In some instances, and as a method of acquiring land in staged takedowns, thereby minimizing the use of funds from the Company’s revolving credit facilities and other corporate financing sources and limiting the Company’s risk, the Company transfers the Company’s right in such purchase agreements to entities owned by third parties (“land banking arrangements”). These entities use equity contributions and/or incur debt to finance the acquisition and development of the lots. The entities grant the Company an option to acquire lots in staged takedowns. In consideration for this option, the Company makes a non-refundable deposit of 15% to 25% of the total purchase price. The Company is under no obligation to purchase the balance of the lots, but would forfeit remaining deposits and be subject to penalties if the lots were not purchased. The Company does not have legal title to these entities or their assets and has not guaranteed their liabilities. These land banking arrangements help the Company manage the financial and market risk associated with land holdings. As described in Note 2, above, Interpretation No. 46, requires the consolidation of the assets, liabilities and operations of four of the Company’s land banking arrangements including, as of December 31, 2006, real estate inventories of $69,103,000, which are included in real estate inventories not owned in the accompanying balance sheet. The Company participates in one land banking arrangements, which is not a VIE in accordance with Interpretation No. 46, and is not consolidated as of December 31, 2006. The deposits related to the unconsolidated land banking arrangements has been recorded in the accompanying consolidated balance sheet.

In addition, the Company participates in another land banking arrangement, which is not a VIE in accordance with Interpretation No. 46, but is consolidated in accordance with SFAS No. 49, Accounting for Product Financing Arrangements, (“FAS 49”). Under the provisions of FAS 49, the Company has determined it is economically compelled, based on certain factors, to purchase the land in the land banking arrangement, and therefore, must record the remaining purchase price of the land of $131,564,000, which is included in real estate inventories not owned and liabilities from inventories not owned in the accompanying balance sheet.

During the year ended December 31, 2005, the Company and an unaffiliated party formed a limited liability company (the “LLC”) for the purpose of acquiring 222 acres in the city of Pittsburgh, California and developing the land into 533 residential home sites. The LLC was determined to be a variable interest entity and is consolidated in the accompanying consolidated balance sheet. During the year ended December 31, 2006, the LLC sold 284 lots to the Company for a purchase price of $43,300,000. The lots were acquired through two land banking arrangements which have been determined to be VIEs and are consolidated in the accompanying consolidated balance sheet in real estate inventories not owned. The lots will be purchased from the two consolidated land banking arrangements on staged take-downs through 2008. Information pertaining to the two consolidated land banking arrangements is included in the table below. The intercompany land sales and related profits have been eliminated in consolidation.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summary information with respect to the Company’s consolidated and unconsolidated land banking arrangements is as follows as of December 31, 2006 (dollars in thousands):

	Consolidated	Unconsolidated
Total number of land banking projects	5	1

Total number of lots	1,077	323

Total purchase price	$272,164	$64,000

Balance of lots still under option and not purchased:
Number of lots	1,027	323

Purchase price	$200,670	$64,000

Forfeited deposits if lots are not purchased	$50,820	$3,922

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

As of December 31, 2006, the Company had $12,384,000 of outstanding irrevocable standby letters of credit to guarantee the Company’s financial obligations under certain land banking arrangements and other contractual arrangements in the normal course of business. The beneficiary may draw upon these letters of credit in the event of a contractual default by the Company relating to each respective obligation. These letters of credit have a stated term of 12 months and have varying maturities throughout 2009, at which time the Company may be required to renew to coincide with the term of the respective arrangement.

The Company also had outstanding performance and surety bonds of $281,404,000 at December 31, 2006 related principally to its obligations for site improvements at various projects. The Company does not believe that draws upon these bonds, if any, will have a material effect on the Company’s financial position, results of operations or cash flows.

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12 — Unaudited Summarized Quarterly Financial Information

Summarized unaudited quarterly financial information for the years ended December 31, 2006, 2005 and 2004 is as follows (in thousands except per common share amounts):

	Three Months Ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Sales	$307,381	$408,254	$311,248	$465,338
Cost of sales	(229,873)	(315,993)	(247,099)	(388,073)

Gross profit	77,508	92,261	64,149	77,265
Other income, costs and expenses, net	(34,386)	(42,283)	(46,382)	(64,423)

Income before provision for income taxes	43,122	49,978	17,767	12,842
Provision for income taxes	(16,908)	(19,597)	(7,265)	(5,161)

Net income	$26,214	$30,381	$10,502	$7,681

	Three Months Ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
Sales	$246,682	$407,489	$376,331	$825,881
Cost of sales	(176,795)	(288,976)	(279,063)	(606,967)

Gross profit	69,887	118,513	97,268	218,914
Other income, costs and expenses, net	(36,014)	(45,621)	(34,321)	(73,846)

Income before provision for income taxes	33,873	72,892	62,947	145,068
Provision for income taxes	(13,380)	(28,792)	(24,864)	(57,113)

Net income	$20,493	$44,100	$38,083	$87,955

	Three Months Ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
Sales	$254,548	$384,483	$474,950	$707,866
Cost of sales	(200,436)	(296,654)	(349,391)	(503,749)

Gross profit	54,112	87,829	125,559	204,117
Other income, costs and expenses, net	(28,361)	(35,806)	(51,349)	(70,953)

Income before provision for income taxes	25,751	52,023	74,210	133,164
Provision for income taxes	(10,342)	(20,875)	(29,273)	(53,009)

Net income	$15,409	$31,148	$44,937	$80,155

EXHIBIT INDEX

Exhibit Number	Description
3.1(2)	Certificate of Incorporation of William Lyon Homes, a Delaware corporation.
3.2(1)	Certificate of Ownership and Merger.
3.3(38)	Certificate of Ownership and Merger.
3.4(38)	Certificate of Amendment of Certificate of Incorporation.
3.5(2)	Bylaws of William Lyon Homes, a Delaware corporation.
4.1(23)	Indenture dated as of March 17, 2003 among William Lyon Homes, Inc., the Guarantors (as defined therein), and U.S. Bank National Association, as Trustee (including form of notes and guarantees).
4.2(15)	Supplemental Indenture dated as of December 13, 2004 between Lyon East Garrison Company I, LLC, a California limited liability company, as Guarantor, and U.S. Bank National Association, as Trustee (supplementing the Indenture dated as of March 17, 2003 among William Lyon Homes, Inc., a California corporation, the Guarantors (as defined therein), and U.S. Bank National Association, as Trustee).
4.3(24)	Supplemental Indenture dated as of January 1, 2005 between The Ranch Golf Club, LLC, a California limited liability company, as Guarantor, and U.S. Bank National Association, as Trustee (supplementing the Indenture dated as of March 17, 2003 among William Lyon Homes, Inc., a California corporation, the Guarantors (as defined therein), and U.S. Bank National Association, as Trustee).
4.4(3)	Indenture dated as of February 6, 2004 among William Lyon Homes, Inc., the Guarantors (as defined therein), and U.S. Bank National Association, as Trustee (including form of notes and guarantees).
4.5(15)	Supplemental Indenture dated as of December 13, 2004 between Lyon East Garrison Company I, LLC, a California limited liability company, as Guarantor, and U.S. Bank National Association, as Trustee (supplementing the Indenture dated as of February 6, 2004 among William Lyon Homes, Inc., a California corporation, the Guarantors (as defined therein), and U.S. Bank National Association, as Trustee).
4.6(24)	Supplemental Indenture dated as of January 1, 2005 between The Ranch Golf Club, LLC, a California limited liability company, as Guarantor, and U.S. Bank National Association, as Trustee (supplementing the Indenture dated as of February 6, 2004 among William Lyon Homes, Inc., a California corporation, the Guarantors (as defined therein), and U.S. Bank National Association, as Trustee).
4.7(14)	Indenture dated as of November 22, 2004 among William Lyon Homes, Inc., the Guarantors (as defined therein), and U.S. Bank National Association, as Trustee (including form of notes and guarantees).
4.8(15)	Supplemental Indenture dated as of December 13, 2004 between Lyon East Garrison Company I, LLC, a California limited liability company, as Guarantor, and U.S. Bank National Association, as Trustee (supplementing the Indenture dated as of November 22, 2004 among William Lyon Homes, Inc., a California corporation, the Guarantors (as defined therein), and U.S. Bank National Association, as Trustee).
4.9(24)	Supplemental Indenture dated as of January 1, 2005 between The Ranch Golf Club, LLC, a California limited liability company, as Guarantor, and U.S. Bank National Association, as Trustee (supplementing the Indenture dated as of November 22, 2004 among William Lyon Homes, Inc., a California corporation, the Guarantors (as defined therein), and U.S. Bank National Association, as Trustee).
10.1(11)	Amended and Restated Loan Agreement dated as of September 17, 2004 between William Lyon Homes, Inc., a California corporation, and RFC Construction Funding Corp., a Delaware corporation.
10.2(34)	First Amendment to Amended and Restated Loan Agreement dated as of September 17, 2004 between William Lyon Homes, Inc., a California corporation, and RFC Construction Funding Corp., a Delaware corporation.

Exhibit Number	Description
10.3(4)	Master Loan Agreement dated as of August 31, 2000 by and between William Lyon Homes, Inc., a California corporation (“Borrower”) and Guaranty Federal Bank, F.S.B., a federal savings bank organized and existing under the laws of the United States (“Lender”).
10.4(6)	Agreement for First Modification of Deeds of Trust and Other Loan Instruments, dated as of June 8, 2001, by and between William Lyon Homes, Inc., a California corporation, as borrower, and Guaranty Bank, a federal savings bank organized and existing under the laws of the United States (formerly known as “Guaranty Federal Bank, F.S.B.”), as lender.
10.5(5)	Agreement for Second Modification of Deeds of Trust and Other Loan Instruments, dated as of July 23, 2001, by and between William Lyon Homes, Inc., a California corporation, as borrower, and Guaranty Bank, a federal savings bank organized and existing under the laws of the United States (formerly known as “Guaranty Federal Bank, F.S.B.”), as lender.
10.6(5)	Agreement for Third Modification of Deeds of Trust and Other Loan Instruments, dated as of December 19, 2001, by and between William Lyon Homes, Inc., a California corporation, as borrower, and Guaranty Bank, a federal savings bank organized and existing under the laws of the United States (formerly known as “Guaranty Federal Bank, F.S.B.”), as lender.
10.7(5)	Agreement for Fourth Modification of Deeds of Trust and Other Loan Instruments, dated as of May 29, 2002, by and between William Lyon Homes, Inc., a California corporation, as borrower, and Guaranty Bank, a federal savings bank organized and existing under the laws of the United States (formerly known as “Guaranty Federal Bank, F.S.B.”), as lender.
10.8(7)	Agreement for Fifth Modification of Deeds of Trust and Other Loan Agreements, dated as of June 6, 2003, by and between William Lyon Homes, Inc., a California corporation, as borrower, and Guaranty Bank, a federal savings bank organized and existing under the laws of the United States (formerly known as “Guaranty Federal Bank, F.S.B.”), as lender.
10.9(3)	Agreement for Sixth Modification of Deeds of Trust and Other Loan Agreements, dated as of November 14, 2003, by and between William Lyon Homes, Inc., a California corporation, as borrower, and Guaranty Bank, a federal savings bank organized and existing under the laws of the United States (formerly known as “Guaranty Federal Bank, F.S.B.”), as lender.
10.10(12)	Agreement for Seventh Modification of Deeds of Trust and Other Loan Instruments dated as of October 6, 2004 by and between William Lyon Homes, Inc., a California corporation, as borrower, and Guaranty Bank, a federal savings bank organized and existing under the laws of the United States, as lender.
10.11(25)	Agreement for Eighth Modification of Deeds of Trust and Other Loan Instruments dated as of October 14, 2005 by and between William Lyon Homes, Inc., a California corporation, as borrower, and Guaranty Bank, a federal savings bank organized and existing under the laws of the United States, as lender.
10.12(37)	Agreement for Ninth Modification of Deeds of Trust and Other Loan Instruments dated as of October 31, 2006 by and between William Lyon Homes, Inc., a California corporation, and Guaranty Bank, a federal savings bank organized and existing under the laws of the United States, as lender.
10.13(4)	Revolving Line of Credit Loan Agreement (Borrowing Base Loan) by and between California Bank & Trust, a California banking corporation, and William Lyon Homes, Inc., a California corporation, dated as of September 21, 2000.
10.14(17)	Agreement to Modify Loan Agreement, Promissory Note and Deed of Trust, dated as of September 18, 2002, by and between William Lyon Homes, Inc., a California corporation, as borrower, and California Bank & Trust, a California banking corporation, as lender.
10.15(5)	Second Agreement to Modify Loan Agreement, Promissory Note and Deed of Trust, dated as of December 13, 2002, by and between William Lyon Homes, Inc., a California corporation, as borrower, and California Bank & Trust, a California banking corporation, as lender.
10.16(3)	Third Agreement to Modify Loan Agreement, Promissory Note and Deed of Trust, dated as of January 26, 2004, by and between William Lyon Homes, Inc., a California corporation, as borrower, and California Bank & Trust, a California banking corporation, as lender.

Exhibit Number	Description
10.17(11)	Amended and Restated Revolving Line of Credit Loan Agreement dated September 16, 2004 by and between California Bank & Trust, a California banking corporation, and William Lyon Homes, Inc., a California corporation.
10.18(27)	First Amendment to Amended and Restated Revolving Line of Credit Loan Agreement, dated as of July 19, 2005, by and between William Lyon Homes, Inc. and California Bank & Trust.
10.19(34)	Second Amendment to Amended and Restated Revolving Line of Credit Loan Agreement dated September 16, 2004 by and between California Bank & Trust, a California banking corporation, and William Lyon Homes, Inc., a California corporation.
10.20(7)	Mortgage Warehouse Loan and Security Agreement dated as of June 1, 2003 between Duxford Financial, Inc., and Bayport Mortgage, L.P. as Borrower and First Tennessee Bank as Lender.
10.21(10)	Mortgage Warehouse Loan and Security Agreement dated as of June 1, 2004 between Duxford Financial, Inc., and Bayport Mortgage, L.P. as Borrower and First Tennessee Bank as Lender.
10.22(32)	Mortgage Warehouse Loan and Security Agreement dated June 29, 2006 by and between Duxford Financial, Inc. dba William Lyon Financial Services and/or Bayport Mortgage, L.P. and/or California Pacific Mortgage, L.P., as Borrower and First Tennessee Bank as Lender.
10.23(8)	Credit Agreement dated August 29, 2003 between Duxford Financial, Inc. and Bayport Mortgage, L.P. as Borrower and Guaranty Bank as Lender.
10.24(3)	Amendment No. 1 to Credit Agreement dated as of January 27, 2004 between Duxford Financial, Inc. and Bayport Mortgage, L.P. as Borrower and Guaranty Bank as Lender.
10.25(15)	First Amendment to Credit Agreement dated as of August 27, 2004 between Duxford Financial, Inc. and Bayport Mortgage, L.P. as Borrower and Guaranty Bank as Lender.
10.26(13)	Amendment No. 2 to Credit Agreement dated as of November 15, 2004 between Duxford Financial, Inc. and Bayport Mortgage, L.P. as Borrower and Guaranty Bank as Lender.
10.27(9)	Revolving Line of Credit Loan Agreement, dated as of March 11, 2003, by and among Moffett Meadows Partners, LLC, a Delaware limited liability company, as borrower, and California Bank & Trust, a California banking corporation, and the other financial institutions named therein, as lenders.
10.28(9)	Joinder Agreement to Reimbursement and Indemnity Agreement, entered into as of March 25, 2003, by William Lyon Homes, a Delaware corporation.
10.29(10)	Borrowing Base Revolving Line of Credit Agreement, dated as of June 28, 2004, by and between William Lyon Homes, Inc., a California corporation, and Bank One, NA, a national banking association.
10.30(15)	Modification Agreement, dated as of December 7, 2004, by and between William Lyon Homes, Inc., a California corporation, and JPMorgan Chase Bank, N.A. (successor by merger to Bank One, NA, a national banking association).
10.31(27)	Second Modification Agreement to Borrowing Base Revolving Line of Credit Agreement, dated as of July 14, 2005, between William Lyon Homes, Inc. and JPMorgan Chase Bank, N.A. (successor by merger to Bank One, NA).
10.32(36)	Third Modification Agreement to Borrowing Base Revolving Line of Credit Agreement dated October 23, 2006 by and between William Lyon Homes, Inc., a California corporation and JPMorgan Chase Bank, N.A., a National Banking Association.
10.33(18)	Form of Indemnity Agreement, between William Lyon Homes, a Delaware corporation, and the directors and officers of William Lyon Homes.
10.34(18)	Property Management Agreement between Corporate Enterprises, Inc., a California corporation (Owner) and William Lyon Homes, Inc., a California corporation (Manager) dated and effective November 5, 1999.
10.35(18)	Warranty Service Agreement between Corporate Enterprises, Inc., a California corporation and William Lyon Homes, Inc., a California corporation dated and effective November 5, 1999.
10.36(4)	Option Agreement and Escrow Instructions between William Lyon Homes, Inc., a California corporation and Lathrop Investment, L.P., a California limited partnership, dated as of October 24, 2000.
10.37(19)	William Lyon Homes 2000 Stock Incentive Plan.

Exhibit Number	Description
10.38(20)	Form of Stock Option Agreements.
10.39(20)	William Lyon Homes, Inc. 2000 Cash Bonus Plan.
10.40(26)	William Lyon Homes 2005 Senior Executive Bonus Plan.
10.41(28)	Description of 2005 Cash Bonus Plan.
10.42(29)	Adjustment of Salary of Douglas F. Bauer.
10.43(38)	Description of 2006 Cash Bonus Plan.
10.44(38)	2006 Senior Executive Bonus Plan.
10.45(38)	Description of 2007 Cash Bonus Plan.
10.46(38)	2007 Senior Executive Bonus Plan.
10.47(20)	Standard Industrial/Commercial Single-Tenant Lease – Net between William Lyon Homes, Inc. and a trust of which William H. Lyon is the sole beneficiary.
10.48(21)	William Lyon Homes Executive Deferred Compensation Plan effective as of February 11, 2002.
10.49(22)	William Lyon Homes Outside Directors Deferred Compensation Plan effective as of February 11, 2002.
10.50(5)	The Presley Companies Non-Qualified Retirement Plan for Outside Directors.
10.51(16)	William Lyon Homes 2004 Executive Deferred Compensation Plan.
10.52(16)	William Lyon Homes 2004 Outside Directors Deferred Compensation Plan.
10.53(3)	Underwriting Agreement dated as of March 12, 2003 among William Lyon Homes, Inc., the Guarantors (as defined therein), and UBS Warburg, LLC and Salomon Smith Barney Inc., as Underwriters.
10.54(3)	Purchase Agreement dated as of January 28, 2004 among William Lyon Homes, Inc., the Guarantors (as defined therein), and UBS Securities LLC, as Initial Purchaser.
10.55(3)	Registration Rights Agreement dated as of February 6, 2004 by and among William Lyon Homes, Inc., the Guarantors (as defined therein), and UBS Securities LLC, as Initial Purchaser.
10.56(13)	Purchase Agreement dated as of November 15, 2004 among William Lyon Homes, Inc., the Guarantors (as defined therein) and UBS Securities LLC, as Initial Purchaser.
10.57(14)	Registration Rights Agreement dated as of November 22, 2004 by and among William Lyon Homes, Inc., the Guarantors (as defined therein), and UBS Securities LLC, as Initial Purchaser.
10.58(30)	Summary of Director Compensation.
10.59(30)	Borrowing Base Revolving Line of Credit Agreement, dated as of February 14, 2006, by and between William Lyon Homes, Inc., a California corporation, and Wachovia Financial Services, Inc, a North Carolina corporation, by and through its Agent, Wachovia Bank, National Association, a national banking association.
10.60(35)	First Amendment to Borrowing Base Revolving Line of Credit Agreement dated September 29, 2006 by and between William Lyon Homes, Inc., a California corporation and Wachovia Bank, National Association, a national banking association.
10.61(33)	Borrowing Base Revolving Line of Credit Agreement dated as of July 10, 2006 by and between William Lyon Homes, Inc., a California corporation, and California National Bank.
10.62(31)	Revolving Line of Credit Loan Agreement dated as of March 8, 2006 by and between William Lyon Homes, Inc., a California corporation, and Comerica Bank.
12.1(38)	Statement of computation of ratio of earnings to fixed charges.
21.1(38)	List of Subsidiaries of William Lyon Homes, a Delaware corporation.
31.1(38)	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
31.2(38)	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
32.1(38)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
32.2(38)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Current Report on Form 8-K of William Lyon Homes, a Delaware corporation (the “Company”) filed January 5, 2000 and incorporated herein by this reference.

(2)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-4, and amendments thereto (SEC Registration No. 333-88569), and incorporated herein by this reference.
(3)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.
(4)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 and incorporated herein by this reference
(5)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by this reference.
(6)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by this reference.
(7)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 and incorporated herein by this reference.
(8)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 and incorporated herein by this reference.
(9)	Previously filed as an exhibit to Amendment No. 3 to the Company’s Registration Statement on Form S-4 (File No. 333-114691) filed July 15, 2004 and incorporated herein by this reference.
(10)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by this reference.
(11)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed September 22, 2004 and incorporated herein by this reference.
(12)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed October 18, 2004 and incorporated herein by this reference.
(13)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed November 19, 2004 and incorporated herein by this reference.
(14)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed November 23, 2004 and incorporated herein by this reference.
(15)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (SEC Registration No. 333-121346) filed December 16, 2004 and incorporated herein by this reference.
(16)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed December 30, 2004 and incorporated herein by this reference.
(17)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 and incorporated herein by this reference.
(18)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by this reference.
(19)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-8 (SEC Registration No. 333-50232), and incorporated herein by this reference.
(20)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by this reference.
(21)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-8 (SEC Registration No. 333-82448), and incorporated herein by this reference.
(22)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by this reference.
(23)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 and incorporated herein by this reference.
(24)	Previously filed as an exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-4 (SEC Registration No. 333-121346) filed January 10, 2005 and incorporated herein by this reference.
(25)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed November 14, 2005 and incorporated herein by this reference.
(26)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed November 9, 2005 and incorporated herein by this reference.
(27)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed July 14, 2005 and incorporated herein by this reference.
(28)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005.

(29)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005.
(30)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.
(31)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed April 3, 2006 and incorporated herein by reference.
(32)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed July 6, 2006 and incorporated herein by reference.
(33)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed August 1, 2006 and incorporated herein by reference.
(34)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed September 27, 2006 and incorporated herein by reference.
(35)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed October 17, 2006 and incorporated herein by reference.
(36)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed October 27, 2006 and incorporated herein by reference.
(37)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed December 11, 2006 and incorporated herein by reference.
(38)	Filed herewith.