Form 10-Q
period 2007-03-31
WILLIAM LYON HOMES
filed 2007-05-10
CIK 1095996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐                    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at May 1, 2007
Common stock, par value $.01	1,000

WILLIAM LYON HOMES

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements.

WILLIAM LYON HOMES

CONSOLIDATED BALANCE SHEETS

(in thousands except number of shares and par value per share)

ASSETS
	March 31, 2007	December 31, 2006
	(unaudited)
Cash and cash equivalents	$31,409	$38,732
Receivables — Note 7	50,017	119,491
Real estate inventories — Notes 2 and 3
Owned	1,490,781	1,431,753
Not owned	186,880	200,667
Investments in and advances to unconsolidated joint ventures — Note 4	4,928	3,560
Property and equipment, less accumulated depreciation of $11,537 and $12,465 at March 31, 2007 and December 31, 2006, respectively	16,777	16,828
Deferred loan costs	10,841	11,258
Goodwill	5,896	5,896
Other assets	19,707	50,410

	$1,817,236	$1,878,595

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$43,875	$48,592
Accrued expenses	67,588	111,871
Liabilities from inventories not owned	131,564	131,564
Notes payable — Note 4	320,315	304,096
7 5/8% Senior Notes due December 15, 2012 — Note 4	150,000	150,000
10 3/4% Senior Notes due April 1, 2013 — Note 4	247,298	247,218
7 1/2% Senior Notes due February 15, 2014 — Note 4	150,000	150,000

	1,110,640	1,143,341

Minority interest in consolidated entities — Notes 2 and 4	101,009	109,859

Stockholders’ equity — Note 8
Common stock, par value $.01 per share; 3,000 shares authorized; 1,000 shares outstanding at March 31, 2007 and December 31, 2006, respectively	—	—
Additional paid-in capital	48,867	43,213
Retained earnings	556,720	582,182

	605,587	625,395

	$1,817,236	$1,878,595

See accompanying notes.

WILLIAM LYON HOMES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2007	2006
Operating revenue
Home sales	$192,680	$307,381
Lots, land and other sales	13,361	—

	206,041	307,381

Operating costs
Cost of sales — homes	(158,008)	(229,443)
Cost of sales — lots, land and other	(11,793)	(430)
Impairment loss on real estate assets — Note 3	(3,554)	—
Sales and marketing	(13,473)	(13,124)
General and administrative	(11,514)	(18,589)
Other	(111)	(826)

	(198,453)	(262,412)

Equity in (loss) income of unconsolidated joint ventures — Note 4	(642)	3,638

Minority equity in income of consolidated entities — Note 2	(2,283)	(5,226)

Operating income	4,663	43,381
Financial advisory expenses — Note 8	—	(1,500)
Other income, net	1,141	1,241

Income before provision for income taxes	5,804	43,122

Provision for income taxes — Note 7
Provision for income taxes	(501)	(16,908)
Reduction of deferred tax assets as a result of election to be taxed as an “S” corporation for income tax purposes effective on January 1, 2007	(31,887)	—

	(32,388)	(16,908)

Net (loss) income	$(26,584)	$26,214

See accompanying notes.

WILLIAM LYON HOMES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2007

(in thousands)

(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total
	Shares	Amount
Balance — December 31, 2006	1	$—	$43,213	$582,182	$625,395
Income tax benefit and related interest recognized as the result of the adoption of FIN 48 — Note 7	—	—	5,654	1,122	6,776
Net loss	—	—	—	(26,584)	(26,584)

Balance — March 31, 2007	1	$—	$48,867	$556,720	$605,587

See accompanying notes.

WILLIAM LYON HOMES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2007	2006
Operating activities
Net (loss) income	$(26,584)	$26,214
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	631	581
Impairment loss on real estate assets	3,554	—
Equity in loss (income) of unconsolidated joint ventures	642	(3,638)
Distributions of income from unconsolidated joint ventures	—	2,599
Minority equity in income of consolidated entities	2,283	5,226
State income tax refund credited to additional paid-in capital	—	10
Provision for income taxes	32,388	16,908
Net changes in operating assets and liabilities:
Receivables	76,250	110,389
Real estate inventories — owned	(62,502)	(139,225)
Real estate inventories — not owned	13,787	—
Deferred loan costs	417	241
Other assets	(1,184)	(8,696)
Accounts payable	(4,717)	(11,259)
Accrued expenses	(44,784)	(77,103)

Net cash used in operating activities	(9,819)	(77,753)

Investing activities
Investments in and advances to unconsolidated joint ventures	(2,010)	(91)
Purchases of property and equipment	(580)	(605)

Net cash used in investing activities	(2,590)	(696)

Financing activities
Proceeds from borrowing on notes payable	452,603	569,098
Principal payments on notes payable	(436,384)	(494,758)
Minority interest distributions, net	(11,133)	(23,266)

Net cash provided by financing activities	5,086	51,074

Net decrease in cash and cash equivalents	(7,323)	(27,375)
Cash and cash equivalents — beginning of period	38,732	52,369

Cash and cash equivalents — end of period	$31,409	$24,994

Supplemental disclosures of cash flow information
Real estate inventories and minority interest from previously consolidated variable interest entity	$—	$14,000

Other assets and minority interest from previously consolidated variable interest entity	$—	$8,404

Income tax benefit credited to additional paid-in capital and retained earnings	$6,776	$1,092

See accompanying notes.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 — Basis of Presentation and Significant Accounting Policies

William Lyon Homes, a Delaware corporation, and subsidiaries (the “Company”) are primarily engaged in designing, constructing and selling single family detached and attached homes in California, Arizona and Nevada.

The unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The consolidated financial statements included herein should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

The interim consolidated financial statements have been prepared in accordance with the Company’s customary accounting practices. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a presentation in accordance with U.S. generally accepted accounting principles have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

The preparation of the Company’s financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities as of March 31, 2007 and December 31, 2006 and revenues and expenses for the periods presented. Accordingly, actual results could differ materially from those estimates in the near-term.

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

The Company evaluates performance and allocates resources primarily based on the operating income of individual home building projects. Operating income is defined by the Company as operating revenue less operating costs plus equity in (loss) income of unconsolidated joint ventures less minority equity in income of consolidated entities. Accordingly, operating income excludes certain expenses included in the determination of net income. All other segment measurements are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

	March 31,
	2007	2006
Warranty liability, beginning of period	$23,364	$20,219
Warranty provision during period	1,891	2,992
Warranty payments during period	(4,017)	(4,438)
Warranty charges related to pre-existing warranties during period	240	994

Warranty liability, end of period	$21,478	$19,767

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. FAS 157 is not expected to materially affect how the Company determines fair value.

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

Supplemental consolidating financial information of the Company, specifically including information for the joint ventures and land banking arrangements consolidated under Interpretation No. 46, is presented below to allow investors to determine the nature of assets held and the operations of the consolidated entities. Investments in consolidated entities in the financial statements of wholly-owned entities presented below use the equity method of accounting. Consolidated real estate inventories-owned include land deposits under option agreements or land banking arrangements (excluding the consolidated land banking arrangements as previously described in this paragraph) of $32,057,000 and $34,517,000 at March 31, 2007 and December 31, 2006, respectively.

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

The Company enters into purchase agreements with various land sellers. In some instances, and as a method of acquiring land in staged takedowns, thereby minimizing the use of funds from the Company’s revolving credit facilities and other corporate financing sources and limiting the Company’s risk, the Company transfers its right in such purchase agreements to entities owned by third parties (“land banking arrangements”). These entities use equity contributions and/or incur debt to finance the acquisition and development of the lots. The entities grant the Company an option to acquire lots in staged takedowns. In consideration for this option, the Company makes a non-refundable deposit of 15% to 25% of the total purchase price. The Company is under no obligation to purchase the balance of the lots, but would forfeit remaining deposits and be subject to penalties if the lots were not purchased. The Company does not have legal title to these entities or their assets and has not guaranteed their liabilities. These land banking arrangements help the Company manage the financial and market risk associated with land holdings. As described above, Interpretation No. 46, requires the consolidation of the assets, liabilities, and operations of four of the Company’s land banking arrangements including, as of March 31, 2007, real estate inventories of $55,316,000. The Company participates in one land banking arrangement, which is not a VIE in accordance with Interpretation No. 46, and is not consolidated as of March 31, 2007 and December 31, 2006, respectively. The deposits related to the unconsolidated land banking arrangement have been recorded in the accompanying consolidated balance sheets.

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

Summary information with respect to the Company’s consolidated and unconsolidated land banking arrangements is as follows as of March 31, 2007 (dollars in thousands):

	Consolidated	Unconsolidated
Total number of land banking projects	5	1

Total number of lots	1,074	323

Total purchase price	$272,164	$64,000

Balance of lots still under option and not purchased:
Number of lots	956	323

Purchase price	$233,966	$64,000

Forfeited deposits if lots are not purchased	$49,585	$5,428

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET BY FORM OF OWNERSHIP

(in thousands)

	March 31, 2007
	Wholly- Owned	Variable Interest Entities Under Interpretation No. 46	Eliminating Entries	Consolidated Total

ASSETS

Cash and cash equivalents	$19,142	$12,267	$—	$31,409
Receivables	49,973	44	—	50,017
Real estate inventories
Owned	1,296,099	194,682	—	1,490,781
Not owned	131,564	55,316	—	186,880
Investments in and advances to unconsolidated joint ventures	4,928	—	—	4,928
Investments in consolidated entities	76,523	—	(76,523)	—
Other assets	53,221	—	—	53,221
Intercompany receivables	—	4,458	(4,458)	—

	$1,631,450	$266,767	$(80,981)	$1,817,236

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued expenses	$98,831	$12,632	$—	$111,463
Liabilities from inventories not owned	131,564	—	—	131,564
Notes payable	243,900	76,415	—	320,315
7 5/8% Senior Notes due December 15, 2012	150,000	—	—	150,000
10 3/4% Senior Notes due April 1, 2013	247,298	—	—	247,298
7 1/2% Senior Notes due February 15, 2014	150,000	—	—	150,000
Intercompany payables	4,270	188	(4,458)	—

Total liabilities	1,025,863	89,235	(4,458)	1,110,640
Minority interest in consolidated entities	—	—	101,009	101,009
Owners’ capital
William Lyon Homes	—	76,523	(76,523)	—
Others	—	101,009	(101,009)	—
Stockholders’ equity	605,587	—	—	605,587

	$1,631,450	$266,767	$(80,981)	$1,817,236

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS BY FORM OF OWNERSHIP

(in thousands)

	Three Months Ended March 31, 2007
	Wholly-Owned	Variable Interest Entities Under Interpretation No. 46	Eliminating Entries	Consolidated Total
Operating revenue
Sales	$187,382	$18,659	$—	$206,041
Management fees	708	—	(708)	—

	188,090	18,659	(708)	206,041

Operating costs
Cost of sales	(156,836)	(13,673)	708	(169,801)
Impairment loss on real estate assets	(3,554)	—	—	(3,554)
Sales and marketing	(12,325)	(1,148)	—	(13,473)
General and administrative	(11,506)	(8)	—	(11,514)
Other	(111)	—	—	(111)

	(184,332)	(14,829)	708	(198,453)

Equity in loss of unconsolidated joint ventures	(642)	—	—	(642)

Equity in income of consolidated entities	1,659	—	(1,659)	—

Minority equity in income of consolidated entities	—	—	(2,283)	(2,283)

Operating income	4,775	3,830	(3,942)	4,663
Other income, net	1,029	112	—	1,141

Income before provision for income taxes	5,804	3,942	(3,942)	5,804
Provision for income taxes	(32,388)	—	—	(32,388)

Net (loss) income	$(26,584)	$3,942	$(3,942)	$(26,584)

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS BY FORM OF OWNERSHIP

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

Note 3 — Real Estate Inventories

Real estate inventories consist of the following (in thousands):

	March 31, 2007	December 31, 2006
Inventories owned:
Deposits	$32,057	$34,517
Land	663,868	676,274
Construction in progress	609,102	548,762
Completed inventory, including model homes	185,754	172,200

Total	$1,490,781	$1,431,753

Inventories not owned: (1)
Variable interest entities — land banking arrangement	$55,316	$69,103
Other land options contracts	131,564	131,564

Total inventories not owned	$186,880	$200,667

(1)	Includes the consolidation of certain lot option arrangements and land banking arrangements determined to be VIEs under Interpretation No. 46 in which the company is considered the primary beneficiary (See Note 2 above) and the consolidation of a certain land banking arrangement recorded as a product financing arrangement. Amounts are net of deposits.

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

The results of operations for the three months ended March 31, 2007, include a non-cash charge of $3,554,000 to record an impairment loss on real estate assets held by the Company at one of its homebuilding projects. The impairment was primarily attributable to slower than anticipated home sales and lower than anticipated net revenue due to softening market conditions. As a result, the future undiscounted cash flows estimated to be generated were determined to be less than the carrying amount of the assets. Accordingly, the related real estate assets were written-down to their estimated fair value. The non-cash charge is reflected in impairment loss on real estate assets in the accompanying consolidated statements of income.

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

Note 4 — Investments in and Advances to Unconsolidated Joint Ventures

The Company and certain of its subsidiaries are general partners or members in joint ventures involved in the development and sale of residential projects. The consolidated financial statements of the Company include the accounts of the Company, all majority-owned and controlled subsidiaries and certain joint ventures which have been determined to be variable interest entities in which the Company is considered the primary beneficiary (see Note 2). The financial statements of joint ventures which have not been determined to be variable interest entities in which the Company is considered the primary beneficiary are not consolidated with the Company’s financial statements. The Company’s investments in unconsolidated joint ventures are accounted for using the equity method because the Company has a 50% or less voting or economic interest (and thus such joint ventures are not controlled by the Company). Condensed combined financial information of these unconsolidated joint ventures as of March 31, 2007 and December 31, 2006 is summarized as follows:

CONDENSED COMBINED BALANCE SHEETS

(in thousands)

	March 31, 2007	December 31, 2006
	(unaudited)
ASSETS
Cash and cash equivalents	$772	$328
Receivables	333	309
Real estate inventories	42,766	40,913
Investment in unconsolidated joint venture	1,220	2,048
Property and equipment	984	985
Other assets	68	—

	$46,143	$44,583

LIABILITIES AND OWNERS’ CAPITAL
Accounts payable	$1,505	$765
Notes payable	38,525	38,525
Advances from William Lyon Homes	3,741	1,825

	43,771	41,115

Owners’ capital
William Lyon Homes	1,187	1,735
Others	1,185	1,733

	2,372	3,468

	$46,143	$44,583

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONDENSED COMBINED STATEMENTS OF OPERATIONS

(in thousands)

	Three Months Ended March 31,
	2007	2006
Operating revenue
Land sales	$—	$10,420

Operating costs
Cost of sales — land	—	(7,801)
General and administrative	—	—
Other	(418)	(259)

	(418)	(8,060)

Equity in (loss) income of unconsolidated joint ventures	(903)	4,792

Operating (loss) income	(1,321)	7,152
Other income, net	38	124

Net (loss) income	$(1,283)	$7,276

Allocation to owners:
William Lyon Homes	$(642)	$3,638
Others	(641)	3,638

	$(1,283)	$7,276

Income and loss allocations and cash distributions to the Company are based on predetermined formulas between the Company and the joint venture partners as specified in the applicable partnership or operating agreements. The Company generally receives, after partners’ priority returns and return of partners’ capital, approximately 50% of the profits and cash flows from joint ventures.

The Company is a member in an unconsolidated limited liability company formed for the purpose of acquiring and developing land in Nevada. At March 31, 2007, the unconsolidated joint venture had outstanding land acquisition and development debt of $36,775,000, of which the Company guaranteed $18,387,500. If the unconsolidated joint venture liability company were to default on its obligation to repay the debt, the Company would be obligated to pay one-half of the outstanding balance, together with one-half of the accrued but unpaid interest thereon. The current maturity date of the debt is June 30, 2007, but such maturity date may be extended under certain circumstances to June 30, 2008. The debt bears interest at prime plus 0.5% (8.75% at March 31, 2007) and is secured by the real estate inventories of the unconsolidated joint venture limited liability company in the book amount of $40,101,000 at March 31, 2007.

Note 5 — Senior Notes

As of March 31, 2007, the Company had the following outstanding Senior Note obligations (collectively, the “Senior Notes”) (in thousands):

7 5/8% Senior Notes due December 15, 2012	$150,000
10 3/4% Senior Notes due April 1, 2013	247,298
7 1/2% Senior Notes due February 15, 2014	150,000

$547,298

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

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

At March 31, 2007, the Company had approximately $243,899,000 of secured indebtedness (excluding approximately $76,415,000 of secured indebtedness of consolidated entities — see Note 2) and approximately $193,157,000 of additional secured indebtedness available to be borrowed under the Company’s credit facilities, as limited by the Company’s borrowing base formulas.

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONSOLIDATING BALANCE SHEET

March 31, 2007

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
ASSETS
Cash and cash equivalents	$—	$11,436	$7,089	$12,884	$—	$31,409
Receivables	—	16,271	33,700	46	—	50,017
Real estate inventories
Owned	—	1,294,231	1,868	194,682	—	1,490,781
Not Owned	—	186,880	—	—	—	186,880
Investments in and advances to unconsolidated joint ventures	—	4,928	—	—	—	4,928
Property and equipment, net	—	2,319	14,458	—	—	16,777
Deferred loan costs	—	10,841	—	—	—	10,841
Goodwill	—	5,896	—	—	—	5,896
Other assets	—	16,808	2,899	—	—	19,707
Investments in subsidiaries	605,587	76,977	8,503	—	(691,067)	—
Intercompany receivables	—	1,138	179,581	4,458	(185,177)	—

	$605,587	$1,627,725	$248,098	$212,070	$(876,244)	$1,817,236

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$—	$30,545	$698	$12,632	$—	$43,875
Accrued expenses	—	63,026	4,398	164	—	67,588
Liabilities from inventories not owned	—	131,564	—	—	—	131,564
Notes payable	—	211,242	32,658	76,415	—	320,315
7 5/8% Senior Notes	—	150,000	—	—	—	150,000
10 3/4% Senior Notes	—	247,298	—	—	—	247,298
7 1/2% Senior Notes	—	150,000	—	—	—	150,000
Intercompany payables	—	183,847	1,138	192	(185,177)	—

Total liabilities	—	1,167,522	38,892	89,403	(185,177)	1,110,640
Minority interest in consolidated entities	—	—	—	—	101,009	101,009
Stockholders’ equity	605,587	460,203	209,206	122,667	(792,076)	605,587

	$605,587	$1,627,725	$248,098	$212,070	$(876,244)	$1,817,236

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended March 31, 2007

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$146,835	$40,548	$18,658	$—	$206,041
Management fees	—	708	—	—	(708)	—

	—	147,543	40,548	18,658	(708)	206,041

Operating costs
Cost of sales	—	(125,304)	(31,634)	(13,571)	708	(169,801)
Impairment loss on real estate assets	—	(3,554)	—	—	—	(3,554)
Sales and marketing	—	(10,212)	(2,113)	(1,148)	—	(13,473)
General and administrative	—	(11,420)	(86)	(8)	—	(11,514)
Other	—	—	(111)	—	—	(111)

	—	(150,490)	(33,944)	(14,727)	708	(198,453)

Equity in loss of unconsolidated joint ventures	—	(433)	(209)	—	—	(642)

(Loss) income from subsidiaries	(26,584)	7,867	—	—	18,717	—

Minority equity in income of consolidated entities	—	—	—	—	(2,283)	(2,283)

Operating (loss) income	(26,584)	4,487	6,395	3,931	16,434	4,663
Other income, net	—	387	635	119	—	1,141

(Loss) income before provision for income taxes	(26,584)	4,874	7,030	4,050	16,434	5,804
Provision for income taxes	—	(32,388)	—	—	—	(32,388)

Net (loss) income	$(26,584)	$(27,514)	$7,030	$4,050	$16,434	$(26,584)

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2007

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company

Operating activities:
Net (loss) income	$(26,584)	$(27,514)	$7,030	$4,050	$16,434	$(26,584)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	250	381	—	—	631
Equity in loss of unconsolidated joint ventures	—	433	209	—	—	642
Minority equity in income of consolidated entities	—	—	—	—	2,283	2,283
Equity in loss (earnings) of subsidiaries	26,584	(7,867)	—	—	(18,717)	—
Impairment loss on real estate asset	—	3,554	—	—	—	3,554
Provision for income taxes	—	32,388	—	—	—	32,388
Net changes in operating assets and liabilities:
Receivables	—	46,589	28,474	1,187	—	76,250
Intercompany receivables/payables	—	—	(9,598)	(950)	10,548	—
Real estate inventories owned	—	(50,816)	(22)	(11,664)	—	(62,502)
Real estate inventories not owned	—	13,787	—	—	—	13,787
Deferred loan costs	—	417	—	—	—	417
Other assets	—	(971)	(213)	—	—	(1,184)
Accounts payable	—	(2,756)	(386)	(1,575)	—	(4,717)
Accrued expenses	—	(41,976)	(2,800)	(8)	—	(44,784)

Net cash (used in) provided by operating activities	—	(34,482)	23,075	(8,960)	10,548	(9,819)

Investing activities:
Net change in investment in unconsolidated joint ventures	—	(1,801)	(209)	—	—	(2,010)
Purchases of property and equipment	—	(76)	(504)	—	—	(580)
Investments in subsidiaries	—	8,171	(1)	—	(8,170)	—
Advances (to) from affiliates	—	(9,542)	—	—	9,542	—

Net cash (used in) provided by investing activities	—	(3,248)	(714)	—	1,372	(2,590)

Financing activities:
Proceeds from borrowings on notes payable	—	229,598	216,998	6,007	—	452,603
Principal payments on notes payable	—	(192,685)	(243,699)	—	—	(436,384)
Minority interest distributions, net	—	—	—	(11,133)	—	(11,133)
Advances (to) from affiliates	—	—	207	11,713	(11,920)	—

Net cash provided by (used in) financing activities	—	36,913	(26,494)	6,587	(11,920)	5,086

Net decrease in cash and cash equivalents	—	(817)	(4,133)	(2,373)	—	(7,323)
Cash and cash equivalents at beginning of year	—	12,253	11,222	15,257	—	38,732

Cash and cash equivalents at end of year	$—	$11,436	$7,089	$12,884	$—	$31,409

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

Note 6 — Related Party Transactions

On October 26, 2000, the Company’s Board of Directors (with Messrs. William Lyon and William H. Lyon abstaining) approved the purchase of 579 lots for a total purchase price of $12,581,000 from an entity controlled by William Lyon and William H. Lyon. The terms of the purchase agreement provide for an initial option payment of $1,000,000 and a rolling option takedown of the lots. In addition, one-half of the net profits in excess of six percent from the development are to be paid to the seller. Phased takedowns of approximately 20 lots each occurred at periodic intervals for each of several product types through September 2004. As of December 31, 2004, all lots were purchased under this agreement. In addition, one-half of the net profits, as defined, in excess of six percent from the development are to be paid to the seller. During the three months ended March 31, 2007, $8,305,000 was paid to the seller, and a total amount has been paid of $14,015,000 as of March 31, 2007. This land acquisition qualified as an affiliate transaction under the Company’s 12 1/2% Senior Notes due July 1, 2003 Indenture dated as of June 29, 1994, as amended (“Old Indenture”). Pursuant to the terms of the Old Indenture, the Company determined that the land acquisition is on terms that are no less favorable to the Company than those that would have been obtained in a comparable transaction by the Company with an unrelated person. The Company delivered to the Trustee under the Old Indenture a resolution of the Board of Directors of the Company set forth in an Officers’ Certificate certifying that the land acquisition is on terms that are no less favorable to the Company than those that would have been obtained in a comparable transaction by the Company with an unrelated person and the land acquisition was approved by a majority of the disinterested members of the Board of Directors of the Company. Further, the Company delivered to the Trustee under the Indenture a determination of value by a real estate appraisal firm which is of regional standing in the region in which the subject property is located and is MAI certified.

For the three months ended March 31, 2007 and 2006, the Company incurred reimbursable on-site labor costs of $50,000 and $29,000, respectively, for providing customer service to real estate projects developed by entities controlled by William Lyon and William H. Lyon, and $2,000 and $1,000 was due to the Company at March 31, 2007 and December 31, 2006, respectively, for reimbursable on-site labor costs.

For each of the three month periods ended March 31, 2007 and 2006, the Company incurred charges of $189,000 related to rent on its corporate office, from a trust of which William H. Lyon is the sole beneficiary.

Effective September 1, 2004, the Company entered into an aircraft consulting and management agreement with an affiliate (the “Affiliate”) of William Lyon to operate and manage the Company’s aircraft. The terms of the agreement provide that the Affiliate shall consult and render its advice and management services to the Company with respect to all functions necessary to the operation, maintenance and administration of the aircraft. The Company’s business plan for the aircraft includes (i) use by Company executives for traveling on Company business to the Company’s divisional offices and other destinations, (ii) charter service to outside third parties and (iii) charter service to William Lyon personally. Charter services for outside third parties are contracted for at market rates. As compensation to the Affiliate for its management and consulting services under the agreement, the Company pays the Affiliate a fee equal to (i) the amount equal to 107% of compensation paid by the affiliate for the pilots supplied pursuant to the agreement, (ii) $50 per operating hour for the aircraft and (iii) $9,000 per month for hangar rent. In addition, all maintenance work, inspections and repairs performed by the Affiliate on the aircraft are charged to the Company at the Affiliate’s published rates for maintenance, inspections and repairs in effect at the time such work is completed. The total compensation paid to the Affiliate under the agreement amounted to $357,000 and $361,000 for the three months ended March 31, 2007 and 2006, respectively.

Effective July 1, 2006, General William Lyon entered into a time sharing agreement (“the Agreement”) with the Company pertaining to his personal use of the aircraft. The agreement calls for General Lyon to reimburse

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

the company for all costs incurred by the Company during his personal flights plus a surcharge on fuel consumption of two times the cost. Pursuant to the agreement and the rates charged to General Lyon prior to the agreement, the Company had earned revenue of $59,000 and $79,000 for charter services provided to William Lyon personally, during the three months ended March 31, 2007 and 2006, respectively, and $392,000 and $333,000 was due to the Company at March 31, 2007 and December 31, 2006, respectively.

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

Note 7 — Income Taxes

Effective January 1, 2007, the Company made an election in accordance with federal and state regulations to be taxed as an “S” corporation rather than a “C” corporation. Under this election, the Company’s taxable income flows through to and is reported on the personal tax returns of its shareholders. The shareholders are responsible for paying the appropriate taxes based on this election. The Company does not pay any federal taxes under this election and is only required to pay certain state taxes based on a rate of approximately 1.5% of taxable income. As a result of this election, the Company’s provision for income taxes for the three months ended March 31, 2007 included a reduction of deferred tax assets of $31,887,000 due to the elimination of any future tax benefit by the Company from such assets. In addition, unused recognized built in losses in the amount of $19,414,000 are no longer available to the Company.

Effective January 1, 2007, the company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be considered “more-likely-than-not” to be sustained upon examination by taxing authorities. The Company has taken positions in certain taxing jurisdictions for which it is more likely than not that previously unrecognized tax benefits will be recognized. In accordance with the provisions of FIN 48, effective January 1, 2007, the Company recorded an income tax refund receivable of $5,654,000 and recognized the associated tax benefit as an increase in additional paid-in capital. In connection therewith, the Company recorded interest receivable of $1,122,000 and recognized the associated tax benefit as an increase in retained earnings.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is subject to U.S. federal income tax examination for calendar tax years ending 2002 through 2006. The Company is subject to various state income tax examinations for calendar tax years ending 2001 through 2006.

The Company currently is under state income tax examination in the states of California and Arizona.

Note 8 — Tender Offer

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

The Company incurred $3,165,000 in financial advisory expenses related to the tender offer, of which $1,500,000 was incurred during the three months ended March 31, 2006, and is reflected as financial advisory expenses in the accompanying consolidated statement of income.

See Note 9 for information on certain lawsuits which have been filed relating to General Lyon’s proposal.

Note 9 — Commitments and Contingencies

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

On April 23, 2006, Delaware Chancery Court conditionally certified a class in the Consolidated Delaware Action. The parties to the Consolidated Delaware Action agreed to a Stipulation of Settlement, and on August 9, 2006, the Delaware Chancery Court certified a class in the Consolidated Delaware Action, approved the settlement, and dismissed the Consolidated Delaware Action with prejudice as to all defendants and the class. On February 16, 2007, the fee award to Plaintiffs’ counsel was appealed to the Supreme Court of the State of Delaware. Under the appealed award, the Company has no expected liability for Plaintiffs’ counsel fees, which are expected to be paid by General Lyon.

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

As of March 31, 2007, the Company had $17.4 million of outstanding irrevocable standby letters of credit to guarantee the Company’s financial obligations under certain land banking arrangements, joint venture agreements and other contractual arrangements in the normal course of business. The beneficiary may draw upon these letters of credit in the event of a contractual default by the Company relating to each respective obligation. These letters of credit have a stated term of 12 months and have varying maturities through 2009, at which time the Company may be required to renew the letters of credit to coincide with the term of the respective arrangement.

The Company also had outstanding performance and surety bonds of $268.0 million at March 31, 2007 related principally to its obligations for site improvements at various projects. The Company does not believe that draws upon these bonds, if any, will have a material effect on the Company’s financial position, results of operations or cash flows.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

WILLIAM LYON HOMES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The following discussion of results of operations and financial condition should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1, as well as the information presented in the Annual Report on Form 10-K for the year ended December 31, 2006.

Results of Operations

Overview and Recent Results

Selected financial and operating information for the Company including its wholly-owned projects and joint ventures as of and for the periods presented is as follows:

	Three Months Ended March 31,
	2007			2006
	Wholly-Owned	Joint Ventures	Consolidated Total	Wholly-Owned	Joint Ventures	Consolidated Total
Selected Financial Information (dollars in thousands)
Homes closed	383	38	421	516	65	581

Home sales revenue	$174,021	$18,659	$192,680	$271,220	$36,161	$307,381
Cost of sales	(144,891)	(13,117)	(158,008)	(206,129)	(23,314)	(229,443)

Gross margin	$29,130	$5,542	$34,672	$65,091	$12,847	$77,938

Gross margin percentage	16.7%	29.7%	18.0%	24.0%	35.5%	25.4%

Number of homes closed
California	202	38	240	263	65	328
Arizona	138	—	138	99	—	99
Nevada	43	—	43	154	—	154

Total	383	38	421	516	65	581

Average sales price
California	$587,700	$491,000	$572,400	$640,800	$556,300	$624,100
Arizona	293,800	—	293,800	417,900	—	417,900
Nevada	343,400	—	343,400	398,100	—	398,100

Total	$454,400	$491,000	$457,700	$525,600	$556,300	$529,100

Number of net new home orders
California	381	90	471	296	96	392
Arizona	112	—	112	116	—	116
Nevada	86	—	86	139	—	139

Total	579	90	669	551	96	647

Average number of sales locations during period
California	31	7	38	24	7	31
Arizona	6	—	6	6	—	6
Nevada	10	—	10	11	—	11

Total	47	7	54	41	7	48

	As of March 31,
	2007			2006
	Wholly-Owned	Joint Ventures	Consolidated Total	Wholly-Owned	Joint Ventures	Consolidated Total
Backlog of homes sold but not closed at end of period
California	482	104	586	641	154	795
Arizona	165	—	165	413	—	413
Nevada	103	—	103	149	—	149

Total	750	104	854	1,203	154	1,357

Dollar amount of homes sold but not closed at end of period (dollars in thousands)
California	$302,772	$47,392	$350,164	$459,291	$77,222	$536,513
Arizona	41,973	—	41,973	133,658	—	133,658
Nevada	36,722	—	36,722	51,012	—	51,012

Total	$381,467	$47,392	$428,859	$643,961	$77,222	$721,183

Lots controlled at end of period
Owned lots
California	4,725	1,096	5,821	4,237	1,225	5,462
Arizona	4,117	2,568	6,685	2,721	1,738	4,459
Nevada	1,256	—	1,256	1,460	—	1,460

Total	10,098	3,664	13,762	8,418	2,963	11,381

Optioned lots(1)
California			1,612			4,101
Arizona			3,107			6,012
Nevada			1,013			2,137

Total			5,732			12,250

Total lots controlled
California			7,433			9,563
Arizona			9,792			10,471
Nevada			2,269			3,597

Total			19,494			23,631

(1)	Optioned lots may be purchased by the Company as wholly-owned projects or may be purchased by newly formed joint ventures.

On a consolidated basis, the number of net new home orders for the three months ended March 31, 2007 increased 3.4% to 669 homes from 647 homes for the three months ended March 31, 2006. The number of homes closed on a consolidated basis for the three months ended March 31, 2007, decreased 27.5% to 421 homes from 581 homes for the three months ended March 31, 2006. On a consolidated basis, the backlog of homes sold but not closed as of March 31, 2007 was 854, down 37.1% from 1,357 homes a year earlier, and up 40.9% from 606 homes at December 31, 2006.

Homes in backlog are generally closed within three to six months. The dollar amount of backlog of homes sold but not closed on a consolidated basis as of March 31, 2007 was $428.9 million, down 40.5% from $721.2 million as of March 31, 2006 and up 45.1% from $295.5 million as of December 31, 2006. The cancellation rate of buyers who contracted to buy a home but did not close escrow at the Company’s projects was approximately 25% during the three months ended March 31, 2007 compared to 28% during the three months ended March 31, 2006. The inventory of completed and unsold homes was 72 homes as of March 31, 2006.

The average number of sales locations during the quarter ended March 31, 2007 was 54, up 12.5% from 48 in the comparable period a year ago, as a result of the Company’s focus begun in 2005 to increase the number of sales locations in each of its markets. The Company’s number of new home orders per average sales location decreased to 12.4 for the quarter ended March 31, 2007 as compared to 13.5 for the quarter ended March 31, 2006.

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

Comparison of Three Months Ended March 31, 2007 to March 31, 2006

Consolidated operating revenue for the three months ended March 31, 2007 was $206.0 million, a decrease of $101.4 million, or 33.0%, from consolidated operating revenue of $307.4 million for the three months ended March 31, 2006. Revenue from sales of wholly-owned homes decreased to $174.0 million in the 2007 period from $271.2 million in the 2006 period. This decrease was comprised of (i) a decrease of $70.0 million due to a decrease in the number of wholly-owned homes closed to 383 in 2007 from 516 in 2006 and (ii) a decrease of $27.4 million due to a decrease in the average sales price of wholly-owned homes closed to $454,400 in the 2007 period from $525,600 in the 2006 period. Consolidated operating revenue includes revenue from sales of joint ventures due to the adoption of Interpretation No. 46. Revenue from sales of joint venture homes decreased $17.5 million, or 48.3%, to $18.7 million in the 2007 period from $36.2 million in the 2006 period. This decrease was comprised of (i) a decrease of $2.5 million due to a decrease in the average sales price of joint venture homes closed to $491,000 in the 2007 period from $556,300 in the 2006 period and (ii) a decrease of $15.0 million due to a decrease in the number of joint venture homes closed to 38 in 2007 from 65 in 2006. Revenue from sales of lots, land and other was $13.4 million in the 2007 period with no comparable amount in the 2006 period, primarily due to the sale of a golf course in one of the Company’s markets in the 2007 period and other bulk sales of land in Arizona. The decrease in the average sales price of units closed in wholly-owned projects and in joint venture projects was due to a change in product mix and the softening of sales in certain of the Company’s markets.

Total operating income decreased to $4.7 million in the 2007 period from $43.4 million in the 2006 period. The excess of revenue from sales of homes over the related cost of sales (gross margin) decreased by $43.3 million to $34.7 million in the 2007 period from $78.0 million in the 2006 period primarily due to (i) a decrease in the number of homes closed to 421 in the 2007 period from 581 in the 2006 period, (ii) a decrease in average sales prices to $457,700 in the 2007 period from $529,100 in the 2006 period and (iii) a decrease in gross margin percentage to 18.0% in the 2007 period from 25.4% in the 2006 period. The decrease in period-over-period gross margin percentage primarily reflects the earlier close out of projects with higher average gross margin percentages, a shift in product mix and the decrease in average sales prices in certain of the Company’s markets. The excess of revenue from sales of lots, land and other over the related cost of sales (gross margin) increased to $1.6 million in the 2007 period from $(0.4) million in the 2006 period primarily due to the bulk sale of land in certain of the Company’s markets in the 2007 period, as described above. In the 2006 period, the Company incurred costs related to the abandonment and write-off of project pre-acquisition costs and land options deposits for a potential project.

Operating costs for the three months ended March 31, 2007 included an impairment loss on real estate assets of $3.6 million. The impairment was primarily attributable to slower than anticipated home sales and lower than anticipated net revenue due to softening market conditions. Accordingly, the real estate assets were written-down to their estimated fair value. Sales and marketing expense increased slightly to $13.5 million in the 2007 period from $13.1 million in the 2006 period primarily due to an increase of $0.2 million in direct selling expenses. General and administrative expenses decreased by $7.1 million to $11.5 million in the 2007 period from $18.6 million in the 2006 period, primarily as a result of a decrease of $6.9 million in bonus expense to $1.3 million in the 2007 period from $8.2 million in the 2006 period. Selling, general and administrative expense as a percentage of home sales revenue was 13.0% in the 2007 period compared to 10.3% in the 2006 period. Other operating costs consist of losses realized by golf course operations at certain of the Company’s projects which decreased to $(0.1) million in the 2007 period compared to $(0.8) million in the 2006 period. Equity in (loss) income from unconsolidated joint ventures decreased to $(0.6) million in the 2007 period from $3.6 million in the 2006 period.

Minority equity in income of consolidated entities decreased to $2.3 million in the 2007 period from $5.2 million in the 2006 period, primarily due to a decrease in the number of joint venture homes closed to 38 in the 2007 period from 65 in the 2006 period.

The Company incurred financial advisory expenses of $1.5 million in the 2006 period with no comparable amount in the 2007 period due to the tender offer described in Note 8 to “Notes to Consolidated Financial Statements”.

Total interest incurred decreased to $17.5 million in the 2007 period from $18.7 million in the 2006 period, primarily as a result of a decrease in the average principal balance of debt outstanding offset by an increase in interest rates. All interest incurred was capitalized in the 2007 and 2006 periods.

The provision for income taxes increased to $32.4 million in the 2007 period from $16.9 million in the 2006 period. Effective January 1, 2007, the Company elected to change its tax status to an “S” Corporation from a “C” Corporation, which required the Company to reduce its deferred tax assets by $31.9 million. See Note 7 of “Notes to Consolidated Financial Statements” for further discussion.

As a result of the factors outlined above, net loss for the 2007 period was $26.6 million compared to net income of $26.2 million in the 2006 period.

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

At March 31, 2007, the Company had approximately $243.9 million of secured indebtedness, (excluding approximately $76.4 million of secured indebtedness of consolidated entities) and approximately $193.2 million of additional secured indebtedness available to be borrowed under the Company’s credit facilities, as limited by the Company’s borrowing base formulas.

Revolving Credit Facilities

As of March 31, 2007, the Company has seven revolving credit facilities which have an aggregate maximum loan commitment of $560.0 million, (including one facility of $150.0 million, one of $100.0 million, one of $90.0 million, one of $70.0 million and three of $50.0 million each), and mature at various dates through 2008. The revolving credit facilities have similar characteristics. The Company may borrow amounts, subject to applicable borrowing base and concentration limitations, as defined. During the last year of the term of each facility, the commitment amount will decrease ratably until the commitment under each facility is reduced to zero by the final maturity date, as defined in each respective agreement.

Availability under each credit facility is subject not only to the maximum amount committed under the respective facility, but also to both various borrowing base and concentration limitations. The borrowing base limits lender advances to certain agreed percentages of asset value. The allowed percentage generally increases as the asset progresses from land under development to residence subject to contract of sale. Advances for each type of collateral become due in whole or in part, subject to possible re-borrowing, and/or the collateral becomes excluded from the borrowing base, after a specified period or earlier upon sale. Concentration limitations further restrict availability under the credit facilities. The effect of these borrowing base and concentration limitations essentially is to mandate minimum levels of the Company’s investment in a project, with higher percentages of investment required at earlier phases of a project, and with greater absolute dollar amounts of investment required as a project progresses. Each revolving credit facility is secured by deeds of trust on the real property and improvements thereon owned by the Company in the subdivision project(s) approved by the respective lender, as well as pledges of all net sale proceeds, related contracts and other ancillary property. Also, each credit facility includes financial covenants, which may limit the amount that may be borrowed thereunder. Outstanding advances bear interest at various rates, which approximate the prime rate. As of March 31, 2007, $189.5 million was outstanding under these credit facilities, with a weighted-average interest rate of 7.871%, and the undrawn availability was $193.2 million as limited by the borrowing base formulas. Interest on the revolving credit facilities is calculated on the average, outstanding daily balance and is paid following the end of each month. During the three months ended March 31, 2007, the Company borrowed $222.4 million and repaid $178.8 million under these facilities. The maximum amount outstanding was $189.5 million and the weighted average borrowings were $144.6 million during the three months ended March 31, 2007. Interest incurred on the revolving credit facilities for the three months ended March 31, 2007 was $2.8 million. The Company routinely makes borrowings under its revolving credit facilities in the ordinary course of business within the maximum aggregate loan commitment amounts to fund its operations, including its land acquisition and home building activities, and repays such borrowings, as required by the credit facilities, with the net sales proceeds of sales of the real property, including homes, which secure the applicable credit facility.

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

As of and for the period ending March 31, 2007, the Company is in compliance with these covenants.

Construction Notes Payable

At March 31, 2007, the Company had construction notes payable on certain consolidated entities amounting to $76.4 million. The construction notes have various maturity dates and bear interest at rates ranging from 3% to prime plus 0.25% at March 31, 2007. Interest is calculated on the average daily balance and is paid following the end of each month.

Seller Financing

At March 31, 2007, the Company had $21.7 million of notes payable outstanding related to land acquisitions for which seller financing was provided. The seller financing notes are due at various dates through 2008 and bear interest of 12.0% at March 31, 2007. Interest is calculated on the average principal balance outstanding and is accrued and paid when the financing is repaid.

Revolving Mortgage Warehouse Credit Facilities

The Company, through its mortgage subsidiary and one of its unconsolidated joint ventures, has entered into two revolving mortgage warehouse credit facilities with banks to fund its mortgage origination operations. The original credit facility, which matures in May 2008, provides for revolving loans of up to $30.0 million outstanding, $20.0 million of which is committed (lender obligated to lend if stated conditions are satisfied) and $10.0 million is not committed (lender advances are optional even if stated conditions are otherwise satisfied). However, as in the past the Company expects the maturity to be extended by the lender at each maturity date for an additional year. The Company’s mortgage subsidiary and one of its unconsolidated joint ventures entered into an additional $45.0 million credit facility which matures in November 2007. The Company expects the maturity to be extended by the lender at each maturity date for an additional year. Mortgage loans are generally held for a short period of time and are typically sold to investors within 7 to 15 days following funding. The facilities are secured by substantially all of the assets of each of the borrowers, including the mortgage loans held for sale, all rights of each of the borrowers with respect to contractual obligations of third party investors to purchase such mortgage loans, and all proceeds of sale of such mortgage loans. The facilities, which have LIBOR based pricing, also contain certain financial covenants requiring the borrowers to maintain minimum tangible net worth, leverage, profitability and liquidity. These facilities are non-recourse and are not guaranteed by the Company. At March 31, 2007 the outstanding balance under these facilities was $32.7 million.

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

The use of these land banking arrangements is dependent on, among other things, the availability of capital to the option provider, general housing market conditions and geographic preferences. As described in Note 2 of “Notes to Consolidated Financial Statements”, Interpretation No. 46, requires the consolidation of the assets, liabilities and operations of four of the Company’s land banking arrangements including, as of March 31, 2007, real estate inventories of $55.3 million. The Company participates in one land banking arrangement, which is not a VIE in accordance with Interpretation No. 46, and is not consolidated as of March 31, 2007 and December 31, 2006. The deposits related to the unconsolidating land banking arrangement have been recorded in the accompanying consolidated balance sheet.

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

Summary information with respect to the Company’s consolidated and unconsolidated land banking arrangements is as follows as of March 31, 2007 (dollars in thousands):

	Consolidated	Unconsolidated
Total number of land banking projects	5	1

Total number of lots	1,074	323

Total purchase price	$272,164	$64,000

Balance of lots still under option and not purchased:
Number of lots	956	323

Purchase price	$233,966	$64,000

Forfeited deposits if lots were not purchased	$49,585	$5,428

Joint Venture Financing

The Company and certain of its subsidiaries are general partners or members in joint ventures involved in the development and sale of residential projects. As described more fully in Note 2 of “Notes to Consolidated Financial Statements”, in accordance with Interpretation No. 46 certain joint ventures have been determined to be variable interest entities in which the Company is considered the primary beneficiary. Accordingly, the assets, liabilities and operations of these joint ventures have been consolidated with the Company’s financial statements. The financial statements of joint ventures in which the Company is not considered the primary beneficiary are not consolidated with the Company’s financial statements. The Company’s investments in unconsolidated joint ventures are accounted for using the equity method because the Company has a 50% or less voting or economic interest (and thus such joint ventures are not controlled by the Company). Income allocations and cash distributions to the Company from the unconsolidated joint ventures are based on predetermined formulas between the Company and its joint venture partners as specified in the applicable partnership or operating agreements. The Company generally receives, after partners’ priority returns and returns of partners’ capital, approximately 50% of the profits and cash flows from joint ventures. See Note 2 of “Notes to Consolidated Financial Statements” for condensed combined financial information for the joint ventures whose financial statements have been consolidated with the Company’s financial statements. See Note 4 of “Notes to Consolidated Financial Statements” for condensed combined financial information for the unconsolidated joint ventures. Based upon current estimates, substantially all future development and construction costs incurred by the joint ventures will be funded by the venture partners or from the proceeds of construction financing obtained by the joint ventures.

As of March 31, 2007, the Company’s investment in and advances to unconsolidated joint ventures was $4.9 million and the venture partners’ investment in such joint ventures was $1.2 million. As of March 31, 2007, these joint ventures had obtained financing from construction lenders which amounted to $38.5 million of outstanding indebtedness.

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

Cash Flows — Comparison of Three Months Ended March 31, 2007 to Three Months Ended March 31, 2006

Net cash used in operating activities decreased to $9.8 million in the 2007 period from $77.8 million in the 2006 period. The change was primarily as a result of (i) decreased expenditures in real estate inventories to $62.5 million in the 2007 period from $139.2 million in the 2006 period, (ii) a decrease in net changes in accrued expenses to a decrease of $44.8 million in the 2007 period from a decrease of $77.1 million in the 2006 period, (iii) a decrease in net changes in receivables to an increase of $76.3 million in the 2007 period from an increase of $110.4 million in the 2006 period, (iv) an increase in provision for income taxes to $32.4 million in the 2007 period from $16.9 million in the 2006 period and (v) a decrease in net (loss) income to net loss of $26.6 million in the 2007 period from net income of $26.2 million in the 2006 period.

The decrease in real estate inventories is primarily attributable to a decrease in land acquisitions and construction costs during the 2007 period. The decrease in net changes in accrued expenses is primarily attributable to (i) a net decrease in accrued bonus expense of $31.1 million during the 2007 period from a balance of $39.4 million as of December 31, 2006 compared to $8.3 million as of March 31, 2007 and (ii) a net decrease in income taxes payable of $6.3 million during the 2007 period from a balance of $4.1 million as of December 31, 2006 compared to $(2.2) million as of March 31, 2007. Comparatively, during the 2006 period, the net decrease in income taxes payable was $21.0 million in the 2006 period, from a balance of $35.5 million as of December 31, 2005 compared to a balance of $14.5 million as of March 31, 2006 and a net decrease in accrued bonus expense of $48.4 million from a balance of $71.8 million as of December 31, 2005 compared to a balance of $23.4 million as of March 31, 2006. The changes identified above during the first three months of the periods ending March 31, 2007 and 2006 are recurring in nature and are attributable to the timing of bonus payments and estimated income tax payments made each year, offset by normal accruals for the period. The decrease in net changes in receivables is attributable to a decrease in escrow proceeds receivable of $41.8 million during the 2007 period, from a balance of $47.3 million as of December 31, 2006 to a balance of $5.5 million as of March 31, 2007 compared to a net decrease of $80.8 million during the 2006 period, from a balance of $84.3 million as of December 31, 2005 to a balance of $3.5 million as of March 31, 2006. The large balance as of December 31, 2006 and 2005 was temporary in nature and primarily due to a significant number of homes closed in the last five days of the year of 192 in 2006 from 254 in 2005 where the homes had closed escrow but the Company had not yet received the funds from the escrow and title companies. The entire balance of escrow proceeds receivable at December 31, 2006 and 2005 was collected within the first few days of the following period. The remaining decrease in the change in receivables is primarily attributable to a net decrease in first trust deed mortgage notes receivables of $26.3 million during the 2007 period to $33.5 million as of March 31, 2007 from $59.7 million as of December 31, 2006 compared to a net decrease of $29.6 million during the 2006 period to $18.2 million as of March 31, 2006 from $47.8 million as of December 31, 2005. This decrease was also attributable to the significant number of homes closed in the last week of the year in 2006 and 2005 as described above. Substantially all of the balance of first trust deed mortgage notes receivables was collected in the first few days of January 2007 and 2006 when the loans were sold to third party investors.

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

Net cash used in investing activities increased to $2.6 million in the 2007 period from $0.7 million in the 2006 period. The change was primarily as a result of an increase in net cash paid to investments in and advances to unconsolidated joint ventures to $2.0 million in the 2007 period from $0.1 million in the 2006 period.

Net cash provided by financing activities decreased to $5.1 million in the 2007 period from $51.1 million in the 2006 period, primarily as a result of minority interest distributions of $11.1 million in the 2007 period compared to $23.3 million in the 2006 period and a decrease in net borrowings on notes payable to $16.2 million in the 2007 period from $74.3 million in the 2006 period.

Off-Balance Sheet Arrangements

The Company enters into certain off-balance sheet arrangements including joint venture financing, option arrangements, land banking arrangements and variable interests in consolidated and unconsolidated entities. These arrangements are more fully described above and in Notes 2, 4 and 9 to Consolidated Financial Statements. In addition, the Company is party to certain contractual obligations, including land purchases and project commitments, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Description of Projects

The Company’s homebuilding projects usually take two to five years to develop. The following tables presents project information to each of the Company’s homebuilding divisions.

Project (County) Product	Year of First Delivery	Estimated Number of Homes at Completion(1)	Cumulative Units Closed as of March 31, 2007	Backlog at March 31, 2007(2)(3)	Lots Owned as of March 31, 2007	Homes Closed for the Quarter Ended March 31, 2007	Sales Price Range(5)

SOUTHERN CALIFORNIA COASTAL REGION
ORANGE COUNTY DIVISION
Wholly-Owned:
Irvine:
Garland Park, Irvine	2005	166	166	0	0	2	$579,000—717,000
San Carlos	2007	152	10	6	10	10	$390,000—545,000
Columbus Grove:
Lantana	2006	102	40	25	62	1	$820,000—895,000
Kensington	2006	63	33	8	30	3	$690,000—850,000
Tustin:
Columbus Grove/Columbus Square:
Clarendon	2007	102	8	64	94	8	$270,000—655,000
Astoria	2007	102	5	9	93	5	$850,000—940,000
Mirabella	2008	60	0	0	60	0	$660,000—820,000
Cambridge Lane	2007	156	0	43	156	0	$500,000—560,000
Ainsley Park	2008	84	0	0	84	0	$625,000—725,000
Ciara	2007	67	7	18	60	7	$1,230,000—1,350,000
Verandas	2007	97	0	20	97	0	$678,000—760,000
Ladera Ranch:
Amarante II	2006	18	18	0	0	3	$1,056,000—1,140,000
Bellataire	2005	52	52	0	0	4	$1,220,000—1,260,000
Bellataire II	2006	23	23	0	0	1	$1,195,000—1,230,000
San Clemente:
Alora	2008	49	0	0	49	0	$1,125,000—1,275,000
San Juan Capistrano:
Floralisa	2005	80	55	11	25	1	$1,250,000—1,295,000
Estrella Rosa	2006	40	22	14	18	0	$1,675,000—1,725,000

TOTAL ORANGE COUNTY		1,413	439	218	838	45

LOS ANGELES DIVISION
Wholly-Owned:
Moorpark:
Meridian Hills:
Ashford	2006	113	9	9	104	5	$830,000—940,000
Marquis	2007	135	6	13	129	6	$880,000—1,025,000
Brighton (Affordable)	2008	17	0	0	17	0	$105,000—272,000
Los Angeles:
Arboreta at Rainbird	2008	140	0	0	140	0	$440,000—750,000

TOTAL LOS ANGELES		405	15	22	390	11

URBAN DEVELOPMENT DIVISION
Wholly-Owned:
Hawthorne:
360 South Bay(6):
The Flats	2008	188	0	0	188	0	$512,000—650,000
The Lotfs	2008	123	0	0	123	0	$560,000—800,000
The Rows	2008	94	0	0	94	0	$760,000—890,000
The Courts	2008	118	0	0	118	0	$625,000—805,000
The Gardens	2008	102	0	0	102	0	$760,000—1,040,000

TOTAL URBAN DEVELOPMENT . . . .		625	0	0	625	0

Project (County) Product	Year of First Delivery	Estimated Number of Homes at Completion(1)	Cumulative Units Closed as of March 31, 2007	Backlog at March 31, 2007(2)(3)	Lots Owned as of March 31, 2007	Homes Closed for the Year Ended March 31, 2007	Sales Price Range(5)
SAN DIEGO DIVISION
Wholly-Owned:
San Diego:
Promenade North	2006	168	7	6	161	1	$385,000—505,000
Alcala Del Sur	2005	83	39	17	44	8	$660,000—705,000
Maybeck	2006	120	6	22	114	1	$710,000—790,000
Sunset Cove	2007	77	0	1	77	0	$591,000—611,000
Levanto	2008	100	0	0	100	0	$405,000—490,000
Santee:
Altair	2008	85	0	0	85	0	$420,000—480,000

Total Wholly-Owned:		633	52	46	581	10

Joint Ventures:
San Diego:
Ravenna	2005	199	163	29	36	15	$453,000—513,000
Amante	2005	127	110	15	17	4	$511,000—577,000
Treviso	2005	186	104	18	82	2	$366,000—506,000
Chula Vista:
Belleza at San Miguel Village	2005	195	186	9	9	0	$360,000—420,000

Total Joint Ventures:		707	563	71	144	21

TOTAL SAN DIEGO		1,340	615	117	725	31

SOUTHERN CALIFORNIA COASTAL REGION COMBINED TOTAL
Wholly-Owned		3,076	506	286	2,434	66
Joint Ventures		707	563	71	144	21

		3,783	1,069	357	2,578	87

NORTHERN CALIFORNIA COASTAL REGION
BAY AREA/CENTRAL VALLEY DIVISION
Wholly-Owned:
Contra Costa County:
Seagate at Bayside, Hercules	2005	96	83	10	13	3	$615,000—727,000
Rivergate I & II, Antioch	2006	167	106	5	61	2	$498,000—608,000
Vista Del Mar, Pittsburgh
Vineyard(6)	2007	155	0	0	155	0	$686,000—741,000
Victory(6)	2007	129	0	0	129	0	$706,000—806,000
Estate Custom Lots	2008	9	0	0	9	0	$144,000—400,000
San Joaquin County:
Seasons, Stockton	2005	145	143	2	2	5	$473,000—533,000
Stanislaus County:
Falling Leaf, Modesto
Trails	2006	100	7	2	93	2	$355,000—430,000
Groves	2006	131	13	8	118	4	$330,000—390,000
Meadows	2006	83	8	1	75	1	$461,000—526,000

Total Wholly-Owned		1,015	360	28	655	17

Joint Ventures:
Contra Costa County:
Vista Del Mar, Pittsburgh
Villages	2007	102	4	16	98	4	$303,000—497,000
Venue	2007	132	8	11	124	8	$363,000—629,000
Monterey County:
East Garrison	2008	604	0	0	604	0

Total Joint Ventures:		838	12	27	826	12

TOTAL BAY AREA/CENTRAL VALLEY		1,853	372	55	1,481	29

Project (County) Product	Year of First Delivery	Estimated Number of Homes at Completion(1)	Cumulative Units Closed as of March 31, 2007	Backlog at March 31, 2007(2)(3)	Lots Owned as of March 31, 2007	Homes Closed for the Year Ended March 31, 2007	Sales Price Range(5)
SACRAMENTO DIVISION
Wholly-Owned:
San Joaquin County:
Ironwood III, Lathrop	2005	109	109	0	0	2	$487,000—544,000
Placer County:
Shady Lane at Whitney Ranch, Rocklin	2006	96	27	4	69	6	$461,000—471,000
Twin Oaks at Whitney Ranch, Rocklin	2006	92	11	6	81	4	$636,000—668,000
Sacramento County:
Verona at Anatolia, Rancho Cordova	2005	79	46	4	33	0	$440,000—465,000
Marquee at Fair Oaks(6)	2007	190	0	0	190	0	$386,000—478,000

Total Wholly-Owned:		566	193	14	373	12

Joint Ventures:
Sacramento County:
Big Horn, Elk Grove
Plaza Walk	2005	106	56	2	50	3	$324,000—385,000
Gallery Walk	2005	149	73	4	76	2	$230,000—319,000

Total Joint Ventures:		255	129	6	126	5

TOTAL SACRAMENTO		821	322	20	499	17

NORTHERN CALIFORNIA REGION COMBINED TOTAL
Wholly-Owned		1,581	553	42	1,028	29
Joint Ventures		1,093	141	33	952	17

		2,674	694	75	1,980	46

INLAND EMPIRE REGION
Wholly-Owned:
Riverside County:
Parkside/Vander Stelt, Corona	2007	122	31	22	91	13	$568,000—686,000
Kasbergen/Serafina, North Corona	2007	314	66	78	248	36	$323,000—413,000
Bridle Creek, Corona	2003	274	201	15	73	1	$693,000—870,000
Sequoia at Wolf Creek, Temecula	2005	125	108	10	17	11	$392,000—438,000
Savannah at Harveston Ranch, Temecula	2005	162	91	13	71	15	$334,000—386,000
San Bernardino County:
The Peaks at Citrus Heights, Fontana	2005	150	141	5	9	7	$597,000—680,000
Adelina, Fontana	2007	109	0	0	109	0	$350,000—426,000
Rosabella, Fontana	2008	114	0	0	114	0	$405,000—440,000
Amador, Rancho Cucamonga	2007	99	0	0	99	0	$375,000—447,000
Vintner’s Grove, Rancho Cucamonga
Solera SFD	2007	78	0	0	78	0	$535,000—625,000
Canela Triplex	2007	78	0	0	78	0	$405,000—475,000
Chapman Heights, Yucaipa
Braeburn	2005	113	72	4	41	7	$569,000—609,000
Crofton	2005	140	103	7	37	13	$443,000—473,000
Westland	2005	79	79	0	0	4	$498,000—521,000
Vista Bella	2009	108	0	0	108	0	$303,000—341,000
Redcort	2009	90	0	0	90	0	$337,000—362,000

INLAND EMPIRE REGION TOTAL		2,155	892	154	1,263	107

ARIZONA REGION
Wholly-Owned:
Maricopa County
Sonoran Foothills, Phoenix
Desert Crown	2004	124	124	0	0	1	$441,000—544,000
Desert Sierra	2004	212	212	0	0	1	$249,000—307,000
Copper Canyon Ranch, Surprise
Sunset Point	2004	282	269	12	13	9	$287,000—383,000
El Sendero Hills	2004	188	181	6	7	6	$377,000—470,000
Talavera, Phoenix	2006	134	72	34	62	26	$256,000—332,000
Coldwater Ranch	2008	368	0	0	368	0	$194,000—262,000

Project (County) Product	Year of First Delivery	Estimated Number of Homes at Completion(1)	Cumulative Units Closed as of March 31, 2007	Backlog at March 31, 2007(2)(3)	Lots Owned as of March 31, 2007	Homes Closed for the Year Ended March 31, 2007	Sales Price Range(5)
Lehi Crossing, Mesa	2008	855	0	0	498	0
Rancho Mercado, Phoenix	2008	1,889	0	0	1,889	0	$206,000—294,000
Lyon’s Gate, Gilbert:
Pride	2006	650	145	73	505	41	$199,000—222,000
Savanna	2006	174	76	20	98	27	$209,000—295,000
Sahara	2006	169	70	20	99	27	$319,000—410,000
Acacia	2007	365	0	0	365	0	$221,000—301,000
Future Products	2007	213	0	0	213	0

Total Wholly-Owned:		5,623	1,149	165	4,117	138

Joint Ventures:
Maricopa County
Hastings Property, Queen Creek	2009	823	0	0	823	0	$159,000—484,000
Circle G at the Church Farm North, Queen Creek	2009	1,745	0	0	1,745	0	$156,000—484,000

Total Joint Ventures:		2,568	0	0	2,568	0

ARIZONA REGION TOTAL		8,191	1,149	165	6,685	138

NEVADA REGION
Wholly-Owned:
Clark County
Summerlin, Las Vegas
The Lyon Collection	2005	79	78	1	1	4	$624,000—659,000
Kingwood	2006	100	30	12	70	1	$415,000—501,000
North Las Vegas
The Cottages	2004	360	279	3	81	8	$232,000—262,000
La Tierra	2006	67	33	14	34	1	$315,000—345,000
Tierra Este	2007	126	0	0	126	0	$324,000—355,000
Carson Ranch, Las Vegas
West Series I	2005	71	67	0	4	0	$395,000—430,000
West Series II	2005	59	31	11	28	2	$456,000—511,000
East Series I	2007	103	34	6	69	4	$405,000—440,000
East Series II	2007	58	0	2	58	0	$456,000—511,000
West Park, Las Vegas
Villas	2006	191	22	16	169	5	$313,000—355,000
Courtyards	2006	113	18	10	95	4	$360,000—410,000
Mesa Canyon, Las Vegas	2008	49	0	0	49	0	$430,000—467,000
The Lyon Estates, Las Vegas	2008	129	0	0	129	0	$635,000—700,000
Mountain Falls, Pahrump:
Cascata	2005	147	137	0	10	2	$216,000—238,000
Tramonto	2005	212	137	9	75	1	$266,000—301,000
Tramonto Continuation	2010	91	0	0	91	0
Bella Sera	2005	129	74	5	55	5	$322,000—362,000
Ancora	2007	118	6	14	112	6	$206,000—228,000

NEVADA REGION TOTAL		2,202	946	103	1,256	43

GRAND TOTALS:
Wholly-Owned		14,637	4,046	750	10,098	383
Joint Ventures		4,368	704	104	3,664	38

		19,005	4,750	854	13,762	421

(1)	The estimated number of homes to be built at completion is subject to change, and there can be no assurance that the Company will build these homes.
(2)	Backlog consists of homes sold under sales contracts that have not yet closed, and there can be no assurance that closings of sold homes will occur.
(3)	Of the total homes subject to pending sales contracts as of March 31, 2007, 761 represent homes completed or under construction and 93 represent homes not yet under construction.
(4)	Lots owned as of March 31, 2007 include lots in backlog at March 31, 2007.
(5)	Sales price range reflects base price only and excluded any lot premium, buyer incentive and buyer selected options, which vary from project to project.
(6)	All or a portion of the lots in this project are not owned as of March 31, 2007. The Company consolidated the purchase price of the lots in accordance with certain related accounting pronouncements, and considers the lots owned at March 31, 2007.

Income Taxes

Effective January 1, 2007, the Company made an election in accordance with federal and state regulations to be taxed as an “S” corporation rather than a “C” corporation. Under this election, the Company’s taxable income flows through to and is reported on the personal tax returns of its shareholders. The shareholders are responsible for paying the appropriate taxes based on this election. The Company does not pay any federal taxes under this election and is only required to pay certain state taxes based on a rate of approximately 1.5% of taxable income. As a result of this election, the Company’s provision for income taxes for the three months ended March 31, 2007 included a reduction of deferred tax assets of $31.9 million due to the elimination of any future tax benefit by the Company from such assets. In addition, unused recognized built in losses in the amount of $19.4 million are no longer available to the Company.

Effective January 1, 2007, the company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be considered “more-likely-than-not” to be sustained upon examination by taxing authorities. The Company has taken positions in certain taxing jurisdictions for which it is more likely than not that previously unrecognized tax benefits will be recognized. In accordance with the provisions of FIN 48, effective January 1, 2007, the Company recorded an income tax refund receivable of $5.7 million and recognized the associated tax benefit as an increase in additional paid-in capital. In connection therewith, the Company recorded interest receivable of $1.1 million and recognized the associated tax benefit as an increase in retained earnings.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is subject to U.S. federal income tax examination for calendar tax years ending 2002 through 2006. The Company is subject to various state income tax examinations for calendar tax years ending 2001 through 2006.

The Company currently is under state income tax examination in the states of California and Arizona.

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

Critical Accounting Polices

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and costs and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those which impact its most critical accounting policies. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, the Company’s most critical accounting policies are real estate inventories and cost of sales; impairment of real estate inventories; sales and profit recognition; and variable interest entities. Since December 31, 2006, there have been no changes in the Company’s most critical accounting policies and no material changes in the assumptions and estimates used by management.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. FAS 157 is not expected to materially affect how the Company determines fair value.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company’s Annual Report on Form 10-K for the year ended December 31, 2006, includes detailed disclosure about quantitative and qualitative disclosures about market risk. Quantitative and qualitative disclosures about market risk have not materially changed since December 31, 2006.

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

On April 23, 2006, Delaware Chancery Court conditionally certified a class in the Consolidated Delaware Action. The parties to the Consolidated Delaware Action agreed to a Stipulation of Settlement, and on August 9, 2006, the Delaware Chancery Court certified a class in the Consolidated Delaware Action, approved the settlement, and dismissed the Consolidated Delaware Action with prejudice as to all defendants and the class. On February 16, 2007, the fee award to Plaintiffs’ counsel was appealed to the Supreme Court of the State of Delaware. Under the appealed award, the Company has no expected liability for Plaintiffs’ counsel fees, which are expected to be paid by General Lyon.

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

Item 1A.    Risk Factors

The Company’s Annual Report on Form 10-K for the year ended December 31, 2006, includes detailed disclosure about risk factors which should be carefully considered when evaluating any investment in the Company. Risk factors have not materially changed since December 31, 2006 except as described in the following paragraph.

Items 2, 3, 4 and 5.

Not applicable.

Item 6.    Exhibits

Exhibit No.	Description
10.1

First Amendment to the William Lyon Homes 2004 Executive Deferred Compensation Plan (Incorporated herein by reference to Exhibit 10.1 filed with the registrant’s Current Report on Form 8-K on January 31, 2007).

10.2

Loan Agreement dated as of January 30, 2007, by and between East Garrison Partners I, a California limited liability company, and Residential Funding Company, LLC, a Delaware limited liability company (Incorporated herein by reference to Exhibit 10.1 filed with the registrant’s Current Report on Form 8-K on February 8, 2007).

10.3

Completion Guaranty dated as of January 30, 2007, by and between California Lyon and other guarantors in favor of Residential Funding Company, LLC (Incorporated herein by reference to Exhibit 10.2 filed with the registrant’s Current Report on Form 8-K on February 8, 2007).

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

WILLIAM LYON HOMES Registrant

Date: May 10, 2007	By:	/s/ MICHAEL D. GRUBBS
MICHAEL D. GRUBBS Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: May 10, 2007	By:	/s/ W. DOUGLASS HARRIS
W. DOUGLASS HARRIS Senior Vice President, Corporate Controller and Corporate Secretary (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1

First Amendment to the William Lyon Homes 2004 Executive Deferred Compensation Plan (Incorporated herein by reference to Exhibit 10.1 filed with the registrant’s Current Report on Form 8-K on January 31, 2007).

10.2

Loan Agreement dated as of January 30, 2007, by and between East Garrison Partners I, a California limited liability company, and Residential Funding Company, LLC, a Delaware limited liability company (Incorporated herein by reference to Exhibit 10.1 filed with the registrant’s Current Report on Form 8-K on February 8, 2007).

10.3

Completion Guaranty dated as of January 30, 2007, by and between California Lyon and other guarantors in favor of Residential Funding Company, LLC (Incorporated herein by reference to Exhibit 10.2 filed with the registrant’s Current Report on Form 8-K on February 8, 2007).

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