Form 10-Q
period 2007-06-30
WILLIAM LYON HOMES
filed 2007-08-08
CIK 1095996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

YES  ☐                    NO  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                    Accelerated filer  ☒                    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐                    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at August 1, 2007
Common stock, par value $.01	1,000

WILLIAM LYON HOMES

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements.

WILLIAM LYON HOMES

CONSOLIDATED BALANCE SHEETS

(in thousands except number of shares)

ASSETS
	June 30, 2007	December 31, 2006
	(unaudited)
Cash and cash equivalents	$15,909	$38,732
Receivables — Note 7	45,676	119,491
Real estate inventories — Notes 2 and 3
Owned	1,424,632	1,431,753
Not owned	151,319	200,667
Investments in and advances to unconsolidated joint ventures — Note 4	7,582	3,560
Property and equipment, less accumulated depreciation of $12,135 and $12,465 at June 30, 2007 and December 31, 2006, respectively	16,207	16,828
Deferred loan costs	10,351	11,258
Goodwill	5,896	5,896
Other assets	25,388	50,410

	$1,702,960	$1,878,595

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$51,163	$48,592
Accrued expenses	59,935	111,871
Liabilities from inventories not owned	102,153	131,564
Notes payable — Note 5	337,046	304,096
7 5/8% Senior Notes due December 15, 2012 — Note 5	150,000	150,000
10 3/4% Senior Notes due April 1, 2013 — Note 5	247,381	247,218
7 1/2% Senior Notes due February 15, 2014 — Note 5	150,000	150,000

	1,097,678	1,143,341

Minority interest in consolidated entities — Notes 2 and 3	76,567	109,859

Stockholders’ equity — Note 8
Common stock, par value $.01 per share; 3,000 shares authorized; 1,000 shares outstanding at June 30, 2007 and December 31, 2006, respectively	—	—
Additional paid-in capital	48,867	43,213
Retained earnings	479,848	582,182

	528,715	625,395

	$1,702,960	$1,878,595

See accompanying notes.

WILLIAM LYON HOMES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Operating revenue
Home sales	$256,920	$406,624	$449,600	$714,005
Lots, land and other sales	14,168	1,630	27,529	1,630

	271,088	408,254	477,129	715,635

Operating costs
Cost of sales — homes	(219,869)	(313,655)	(377,877)	(543,098)
Cost of sales — lots, land and other	(12,974)	(2,338)	(24,767)	(2,768)
Impairment loss on real estate assets — Note 3	(84,111)	—	(87,665)	—
Sales and marketing	(17,232)	(16,779)	(30,705)	(29,903)
General and administrative	(9,182)	(17,832)	(20,696)	(36,421)
Other	—	(661)	(111)	(1,487)

	(343,368)	(351,265)	(541,821)	(613,677)

Equity in income (loss) of unconsolidated joint ventures — Note 4	28	(19)	(614)	3,619

Minority equity in income of consolidated entities — Note 2	(6,935)	(6,312)	(9,218)	(11,538)

Operating (loss) income	(79,187)	50,658	(74,524)	94,039
Financial advisory expenses — Note 8	—	(1,600)	—	(3,100)
Other income, net	1,401	920	2,542	2,161

(Loss) income before benefit (provision) for income taxes	(77,786)	49,978	(71,982)	93,100

Benefit (provision) for income taxes — Note 7
Benefit (provision) for income taxes	914	(19,597)	413	(36,505)
Reduction of deferred tax assets as a result of election to be taxed as an “S” corporation for income tax purposes effective on January 1, 2007	—	—	(31,887)	—

	914	(19,597)	(31,474)	(36,505)

Net (loss) income	$(76,872)	$30,381	$(103,456)	$56,595

See accompanying notes.

WILLIAM LYON HOMES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2007

(in thousands)

(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total
	Shares	Amount
Balance — December 31, 2006	1	$—	$43,213	$582,182	$625,395
Income tax benefit and related interest recognized as the result of the adoption of FIN 48 — Note 7	—	—	5,654	1,122	6,776
Net loss	—	—	—	(103,456)	(103,456)

Balance — June 30, 2007	1	$—	$48,867	$479,848	$528,715

See accompanying notes.

WILLIAM LYON HOMES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2007	2006
Operating activities
Net (loss) income	$(103,456)	$56,595
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	1,236	1,228
Impairment loss on real estate assets	87,665	—
Equity in loss (income) of unconsolidated joint ventures	614	(3,619)
Distributions of income from unconsolidated joint ventures	—	2,599
Minority equity in income of consolidated entities	9,218	11,538
State income tax refund credited to additional paid-in capital	—	10
Federal income tax refund credited to additional paid-in capital	—	1,820
Provision for income taxes	31,474	36,505
Net changes in operating assets and liabilities:
Receivables	80,591	101,565
Real estate inventories — owned	(80,381)	(164,786)
Real estate inventories — not owned	19,937	—
Deferred loan costs	907	670
Other assets	(6,865)	(9,203)
Accounts payable	2,571	8,587
Accrued expenses	(51,523)	(109,201)

Net cash used in operating activities	(8,012)	(65,692)

Investing activities
Investments in and advances to unconsolidated joint ventures	(4,636)	(11)
Net contributions of capital to unconsolidated joint ventures	—	(91)
Purchases of property and equipment	(615)	(1,314)

Net cash used in investing activities	(5,251)	(1,416)

Financing activities
Proceeds from borrowing on notes payable	888,899	1,093,543
Principal payments on notes payable	(855,949)	(980,567)
Minority interest distributions, net	(42,510)	(71,033)
Common stock issued for exercised stock options	—	434

Net cash (used in) provided by financing activities	(9,560)	42,377

Net decrease in cash and cash equivalents	(22,823)	(24,731)
Cash and cash equivalents — beginning of period	38,732	52,369

Cash and cash equivalents — end of period	$15,909	$27,638

Supplemental disclosures of cash flow information
Real estate inventories and minority interest from previously consolidated variable interest entity	$—	$14,000

Other assets and minority interest from previously consolidated variable interest entity	$—	$8,804

Issuance of notes payable for land acquisitions	$—	$20,625

Income tax benefit credited to additional paid-in capital and retained earnings	$6,776	$1,470

Net changes in liabilities from inventories not owned	$29,411	$—

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

The interim consolidated financial statements have been prepared in accordance with the Company’s customary accounting practices. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a presentation in accordance with U.S. generally accepted accounting principles have been included. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

The preparation of the Company’s financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities as of June 30, 2007 and December 31, 2006 and revenues and expenses for the periods presented. Accordingly, actual results could differ materially from those estimates in the near-term.

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

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

The Company evaluates performance and allocates resources primarily based on the operating income of individual home building projects. Operating (loss) income is defined by the Company as operating revenue less operating costs plus equity in income (loss) of unconsolidated joint ventures less minority equity in income of consolidated entities. Accordingly, operating (loss) income excludes certain expenses included in the determination of net (loss) income. All other segment measurements are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

	June 30,
	2007	2006
Warranty liability, beginning of period	$23,364	$20,219
Warranty provision during period	4,533	6,855
Warranty payments during period	(6,543)	(16,294)
Warranty charges related to pre-existing warranties during period	1,163	3,574

Warranty liability, end of period	$22,517	$14,354

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

Supplemental consolidating financial information of the Company, specifically including information for the joint ventures and land banking arrangements consolidated under Interpretation No. 46, is presented below to allow investors to determine the nature of assets held and the operations of the consolidated entities. Investments in consolidated entities in the financial statements of wholly-owned entities presented below use the equity method of accounting. Consolidated real estate inventories-owned include land deposits under option agreements or land banking arrangements (excluding the consolidated land banking arrangements as previously described in this paragraph) of $23,846,000 and $34,517,000 at June 30, 2007 and December 31, 2006, respectively.

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

The Company enters into purchase agreements with various land sellers. In some instances, and as a method of acquiring land in staged takedowns, thereby minimizing the use of funds from the Company’s revolving credit facilities and other corporate financing sources and limiting the Company’s risk, the Company transfers its right in such purchase agreements to entities owned by third parties (“land banking arrangements”). These entities use equity contributions and/or incur debt to finance the acquisition and development of the lots. The entities grant the Company an option to acquire lots in staged takedowns. In consideration for this option, the Company makes a non-refundable deposit of 15% to 25% of the total purchase price. The Company is under no obligation to purchase the balance of the lots, but would forfeit remaining deposits and be subject to penalties if the lots were not purchased. The Company does not have legal title to these entities or their assets and has not guaranteed their liabilities. These land banking arrangements help the Company manage the financial and market risk associated with land holdings. As described above, Interpretation No. 46, requires the consolidation of the assets, liabilities, and operations of four of the Company’s land banking arrangements including, as of June 30, 2007, real estate inventories of $49,166,000. The Company participates in one land banking arrangement, which is not a VIE in accordance with Interpretation No. 46, and is not consolidated as of June 30, 2007 and December 31, 2006, respectively. The deposits related to the unconsolidated land banking arrangement have been recorded in the accompanying consolidated balance sheets.

In addition, the Company participates in another land banking arrangement, which is not a VIE in accordance with Interpretation No. 46, but is consolidated in accordance with SFAS No. 49, Accounting for Product Financing Arrangements, (“FAS 49”). Under the provisions of FAS 49, the Company has determined it is economically compelled, based on certain factors, to purchase the land in the land banking arrangement, and therefore, must record the remaining purchase price of the land of $102,153,000, which is included in real estate inventories not owned and liabilities from inventories not owned in the accompanying balance sheet.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

Summary information with respect to the Company’s consolidated and unconsolidated land banking arrangements is as follows as of June 30, 2007 (dollars in thousands):

	Consolidated	Unconsolidated
Total number of land banking projects	5	1

Total number of lots	1,074	323

Total purchase price	$271,178	$64,000

Balance of lots still under option and not purchased:
Number of lots	790	270

Purchase price	$185,302	$53,433

Forfeited deposits if lots are not purchased	$35,901	$12,457

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET BY FORM OF OWNERSHIP

(in thousands)

	June 30, 2007
	Wholly- Owned	Variable Interest Entities Under Interpretation No. 46	Eliminating Entries	Consolidated Total

ASSETS

Cash and cash equivalents	$8,990	$6,919	$—	$15,909
Receivables	44,964	712	—	45,676
Real estate inventories
Owned	1,263,092	161,540	—	1,424,632
Not owned	102,153	49,166	—	151,319
Investments in and advances to unconsolidated joint ventures	7,582	—	—	7,582
Investments in consolidated entities	68,870	—	(68,870)	—
Other assets	57,842	—	—	57,842
Intercompany receivables	—	5,471	(5,471)	—

	$1,553,493	$223,808	$(74,341)	$1,702,960

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued expenses	$97,528	$13,570	$—	$111,098
Liabilities from inventories not owned	102,153	—	—	102,153
Notes payable	272,245	64,801	—	337,046
7 5/8% Senior Notes due December 15, 2012	150,000	—	—	150,000
10 3/4% Senior Notes due April 1, 2013	247,381	—	—	247,381
7 1/2% Senior Notes due February 15, 2014	150,000	—	—	150,000
Intercompany payables	5,471	—	(5,471)	—

Total liabilities	1,024,778	78,371	(5,471)	1,097,678
Minority interest in consolidated entities	—	—	76,567	76,567
Owners’ capital
William Lyon Homes	—	68,870	(68,870)	—
Others	—	76,567	(76,567)	—
Stockholders’ equity	528,715	—	—	528,715

	$1,553,493	$223,808	$(74,341)	$1,702,960

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS BY FORM OF OWNERSHIP

(in thousands)

	Three Months Ended June 30, 2007
	Wholly-Owned	Variable Interest Entities Under Interpretation No. 46	Eliminating Entries	Consolidated Total
Operating revenue
Sales	$226,062	$62,368	$(17,342)	$271,088
Management fees	1,128	—	(1,128)	—

	227,190	62,368	(18,470)	271,088

Operating costs
Cost of sales	(200,035)	(51,278)	18,470	(232,843)
Impairment loss on real estate assets	(84,111)	—	—	(84,111)
Sales and marketing	(14,162)	(3,070)	—	(17,232)
General and administrative	(9,176)	(6)	—	(9,182)

	(307,484)	(54,354)	18,470	(343,368)

Equity in income of unconsolidated joint ventures	28	—	—	28

Equity in income of consolidated entities	1,198	—	(1,198)	—

Minority equity in income of consolidated entities	—	—	(6,935)	(6,935)

Operating (loss) income	(79,068)	8,014	(8,133)	(79,187)
Other income, net	1,282	119	—	1,401

(Loss) income before benefit for income taxes	(77,786)	8,133	(8,133)	(77,786)
Benefit for income taxes	914	—	—	914

Net (loss) income	$(76,872)	$8,133	$(8,133)	$(76,872)

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONDENSED CONSOLIDATING STATEMENT OF INCOME BY FORM OF OWNERSHIP

(in thousands)

	Three Months Ended June 30, 2006
	Wholly- Owned	Variable Interest Entities Under Interpretation No. 46	Elimination Entries	Consolidated Total
Operating revenue
Sales	$345,485	$62,769	—	$408,254
Management fees	1,866	—	(1,866)	—

	347,351	62,769	(1,866)	408,254

Operating costs
Cost of sales	(269,930)	(47,929)	1,866	(315,993)
Sales and marketing	(14,284)	(2,495)	—	(16,779)
General and administrative	(17,828)	(4)	—	(17,832)
Other	(661)	—	—	(661)

	(302,703)	(50,428)	1,866	(351,265)

Equity in loss of unconsolidated joint ventures	(19)	—	—	(19)

Equity in income of consolidated entities	6,117	—	(6,117)	—

Minority equity in income of consolidated entities	—	—	(6,312)	(6,312)

Operating income	50,746	12,341	(12,429)	50,658
Financial advisory expenses	(1,600)	—	—	(1,600)
Other income, net	832	88	—	920

Income before provision for income taxes	49,978	12,429	(12,429)	49,978
Provision for income taxes	(19,597)	—	—	(19,597)

Net income	$30,381	$12,429	$(12,429)	$30,381

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS BY FORM OF OWNERSHIP

(in thousands)

	Six Months Ended June 30, 2007
	Wholly- Owned	Variable Interest Entities Under Interpretation No. 46	Elimination Entries	Consolidated Total
Operating revenue
Sales	$413,444	$81,027	$(17,342)	$477,129
Management fees	1,836	—	(1,836)	—

	415,280	81,027	(19,178)	477,129

Operating costs
Cost of sales	(356,973)	(64,849)	19,178	(402,644)
Loss on impairment of real estate assets	(87,665)	—	—	(87,665)
Sales and marketing	(26,488)	(4,217)	—	(30,705)
General and administrative	(20,683)	(13)	—	(20,696)
Other	(111)	—	—	(111)

	(491,920)	(69,079)	19,178	(541,821)

Equity in loss of unconsolidated joint ventures	(614)	—	—	(614)

Equity in income of consolidated entities	2,961	—	(2,961)	—

Minority equity in income of consolidated entities	—	—	(9,218)	(9,218)

Operating (loss) income	(74,293)	11,948	(12,179)	(74,524)
Other income, net	2,311	231	—	2,542

(Loss) income before provision for income taxes	(71,982)	12,179	(12,179)	(71,982)
Provision for income taxes	(31,474)	—	—	(31,474)

Net (loss) income	$(103,456)	$12,179	$(12,179)	$(103,456)

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONDENSED CONSOLIDATING STATEMENT OF INCOME BY FORM OF OWNERSHIP

(in thousands)

	Six Months Ended June 30, 2006
	Wholly- Owned	Variable Interest Entities Under Interpretation No. 46	Eliminating Entries	Consolidated Total
Operating revenue
Sales	$621,055	$94,580	$—	$715,635
Management fees	2,938	—	(2,938)	—

	623,993	94,580	(2,938)	715,635

Operating costs
Cost of sales	(479,954)	(68,850)	2,938	(545,866)
Sales and marketing	(25,989)	(3,914)	—	(29,903)
General and administrative	(36,398)	(23)	—	(36,421)
Other	(1,487)	—	—	(1,487)

	(543,828)	(72,787)	2,938	(613,677)

Equity in income of unconsolidated joint ventures	3,619	—	—	3,619

Equity in income of consolidated entities	10,518	—	(10,518)	—

Minority equity in income of consolidated entities	—	—	(11,538)	(11,538)

Operating income	94,302	21,793	(22,056)	94,039
Financial advisory expenses	(3,100)	—	—	(3,100)
Other income (expense), net	1,898	263	—	2,161

Income before provision for income taxes	93,100	22,056	(22,056)	93,100
Provision for income taxes	(36,505)	—	—	(36,505)

Net income	$56,595	$22,056	$(22,056)	$56,595

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

Note 3 — Real Estate Inventories

Real estate inventories consist of the following (in thousands):

	June 30, 2007	December 31, 2006
Inventories owned:
Deposits	$23,846	$34,517
Land	524,629	676,274
Construction in progress	705,711	548,762
Completed inventory, including model homes	170,446	172,200

Total	$1,424,632	$1,431,753

Inventories not owned: (1)
Variable interest entities — land banking arrangement	$49,166	$69,103
Other land options contracts	102,153	131,564

Total inventories not owned	$151,319	$200,667

(1)	Includes the consolidation of certain lot option arrangements and land banking arrangements determined to be VIEs under Interpretation No. 46 in which the company is considered the primary beneficiary (See Note 2 above) and the consolidation of a certain land banking arrangement recorded as a product financing arrangement. Amounts are net of deposits.

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

The results of operations for the three and six months ended June 30, 2007, include non-cash charges of $84,111,000 and $87,665,000 to record impairment losses on real estate assets held by the Company at certain of its homebuilding projects. The impairments were primarily attributable to slower than anticipated home sales and lower than anticipated net revenue due to softening market conditions. As a result, the future undiscounted cash flows estimated to be generated were determined to be less than the carrying amount of the assets. Accordingly, the related real estate assets were written-down to their estimated fair value. The non-cash charges are reflected in impairment loss on real estate assets in the accompanying consolidated statements of income.

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

Note 4 — Investments in and Advances to Unconsolidated Joint Ventures

The Company and certain of its subsidiaries are general partners or members in joint ventures involved in the development and sale of residential projects. The consolidated financial statements of the Company include the accounts of the Company, all majority-owned and controlled subsidiaries and certain joint ventures which have been determined to be variable interest entities in which the Company is considered the primary beneficiary (see Note 2). The financial statements of joint ventures which have not been determined to be variable interest entities in which the Company is considered the primary beneficiary are not consolidated with the Company’s financial statements. The Company’s investments in unconsolidated joint ventures are accounted for using the equity method because the Company has a 50% or less voting or economic interest (and thus such joint ventures are not controlled by the Company). Condensed combined financial information of these unconsolidated joint ventures as of June 30, 2007 and December 31, 2006 is summarized as follows:

CONDENSED COMBINED BALANCE SHEETS

(in thousands)

	June 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Cash and cash equivalents	$703	$328
Receivables	366	309
Real estate inventories	45,531	40,913
Investment in unconsolidated joint venture	1,596	2,048
Property and equipment	960	985

	$49,156	$44,583

LIABILITIES AND OWNERS’ CAPITAL
Accounts payable	$1,836	$765
Notes payable	38,525	38,525
Advances from William Lyon Homes	6,367	1,825

	46,728	41,115

Owners’ capital
William Lyon Homes	1,215	1,735
Others	1,213	1,733

	2,428	3,468

	$49,156	$44,583

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONDENSED COMBINED STATEMENTS OF OPERATIONS

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Operating revenue
Land sales	$—	$—	$—	$10,420

Operating costs
Cost of sales — land	—	—	—	(7,801)
Other	(325)	(369)	(743)	(628)

	(325)	(369)	(743)	(8,429)

Equity in income (loss) of unconsolidated joint ventures	311	210	(592)	5,002

Operating (loss) income	(14)	(159)	(1,335)	6,993
Other income, net	70	120	108	244

Net income (loss)	$56	$(39)	$(1,227)	$7,237

Allocation to owners:
William Lyon Homes	$28	$(19)	(614)	$3,619
Others	28	(20)	(613)	3,618

	$56	$(39)	$(1,227)	$7,237

Income and loss allocations and cash distributions to the Company are based on predetermined formulas between the Company and the joint venture partners as specified in the applicable partnership or operating agreements. The Company generally receives, after partners’ priority returns and return of partners’ capital, approximately 50% of the profits and cash flows from joint ventures.

The Company is a member in an unconsolidated limited liability company formed for the purpose of acquiring and developing land in Nevada. At June 30, 2007, the unconsolidated joint venture had outstanding land acquisition and development debt of $36,775,000, of which the Company guaranteed $18,387,500. If the unconsolidated joint venture liability company were to default on its obligation to repay the debt, the Company would be obligated to pay one-half of the outstanding balance, together with one-half of the accrued but unpaid interest thereon. The current maturity date of the debt is June 30, 2008. The debt bears interest at prime plus 0.5% (8.75% at June 30, 2007) and is secured by the real estate inventories of the unconsolidated joint venture limited liability company in the book amount of $42,871,000 at June 30, 2007. In July 2007, the Company purchased the interest of the other member in the unconsolidated limited liability company for $2.1 million in cash and assumed all of the member’s debt in the entity. Upon completion of the transaction, the assets and liabilities of the entity are consolidated with the Company’s financial statements.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

Note 5 — Senior Notes

As of June 30, 2007, the Company had the following outstanding Senior Note obligations (collectively, the “Senior Notes”) (in thousands):

7 5/8% Senior Notes due December 15, 2012	$150,000
10 3/4% Senior Notes due April 1, 2013	247,381
7 1/2% Senior Notes due February 15, 2014	150,000

$547,381

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

Except as set forth in the Indenture governing the 10 3/4% Senior Notes, the 10 3/4 % Senior Notes are not redeemable prior to April 1, 2008. Thereafter, the 10 3/4% Senior Notes will be redeemable at the option of California Lyon, in whole or in part, at a redemption price equal to 100% of the principal amount plus a premium declining ratably to par, plus accrued and unpaid interest, if any. In addition, on or before April 1, 2006, California Lyon may redeem up to 35% of the aggregate principal amount of the notes with the proceeds of qualified equity offerings at a redemption price equal to 110.75% of the principal amount, plus accrued and unpaid interest, if any.

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

At June 30, 2007, the Company had approximately $272,245,000 of secured indebtedness (excluding approximately $64,801,000 of secured indebtedness of consolidated entities — see Note 2) and approximately $175,749,000 of additional secured indebtedness available to be borrowed under the Company’s credit facilities, as limited by the Company’s borrowing base formulas.

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONSOLIDATING BALANCE SHEET

June 30, 2007

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
ASSETS
Cash and cash equivalents	$—	$3,950	$4,420	$7,539	$—	$15,909
Receivables	—	18,429	26,533	714	—	45,676
Real estate inventories
Owned	—	1,263,034	58	161,540	—	1,424,632
Not Owned	—	151,319	—	—	—	151,319
Investments in and advances to unconsolidated joint ventures	—	7,582	—	—	—	7,582
Property and equipment, net	—	2,110	14,097	—	—	16,207
Deferred loan costs	—	10,351	—	—	—	10,351
Goodwill	—	5,896	—	—	—	5,896
Other assets	—	22,659	2,729	—	—	25,388
Investments in subsidiaries	528,715	69,324	8,516	—	(606,555)	—
Intercompany receivables	—	—	186,652	5,471	(192,123)	—

	$528,715	$1,554,654	$243,005	$175,264	$(798,678)	$1,702,960

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$—	$36,868	$725	$13,570	$—	$51,163
Accrued expenses	—	56,523	3,248	164	—	59,935
Liabilities from inventories not owned	—	102,153	—	—	—	102,153
Notes payable	—	247,252	24,993	64,801	—	337,046
7 5/8% Senior Notes	—	150,000	—	—	—	150,000
10 3/4% Senior Notes	—	247,381	—	—	—	247,381
7 1/2% Senior Notes	—	150,000	—	—	—	150,000
Intercompany payables	—	192,119	—	4	(192,123)	—

Total liabilities	—	1,182,296	28,966	78,539	(192,123)	1,097,678
Minority interest in consolidated entities	—	—	—	—	76,567	76,567
Stockholders’ equity	528,715	372,358	214,039	96,725	(683,122)	528,715

	$528,715	$1,554,654	$243,005	$175,264	$(798,678)	$1,702,960

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONSOLIDATING BALANCE SHEET

December 31, 2006

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company

ASSETS
Cash and cash equivalents	$—	$12,253	$11,222	$15,257	$—	$38,732
Receivables	—	56,084	62,174	1,233	—	119,491
Real estate inventories
Owned	—	1,246,889	1,846	183,018	—	1,431,753
Not owned	—	200,667	—	—	—	200,667
Investments in and advances to unconsolidated joint ventures	—	3,560	—	—	—	3,560
Property and equipment, net	—	2,493	14,335	—	—	16,828
Deferred loan costs	—	11,258	—	—	—	11,258
Goodwill	—	5,896	—	—	—	5,896
Other assets	—	47,724	2,686	—	—	50,410
Investments in subsidiaries	625,395	77,281	8,502	—	(711,178)	—
Intercompany receivables	—	1,138	169,983	3,367	(174,488)	—

	$625,395	$1,665,243	$270,748	$202,875	$(885,666)	$1,878,595

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$—	$33,301	$1,084	$14,207	$—	$48,592
Accrued expenses	—	104,501	7,198	172	—	111,871
Liabilities from inventories not owned	—	131,564	—	—	—	131,564
Notes payable	—	174,329	59,359	70,408	—	304,096
7 5/8% Senior Notes	—	150,000	—	—	—	150,000
10 3/4% Senior Notes	—	247,218	—	—	—	247,218
7 1/2% Senior Notes	—	150,000	—	—	—	150,000
Intercompany payables	—	173,299	1,138	51	(174,488)	—

Total liabilities	—	1,164,212	68,779	84,838	(174,488)	1,143,341
Minority interest in consolidated entities	—	—	—	—	109,859	109,859
Stockholders’ equity	625,395	501,031	201,969	118,037	(821,037)	625,395

	$625,395	$1,665,243	$270,748	$202,875	$(885,666)	$1,878,595

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended June 30, 2007

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$199,472	$26,590	$62,368	$(17,342)	$271,088
Management fees	—	1,128	—	—	(1,128)	—

	—	200,600	26,590	62,368	(18,470)	271,088

Operating costs
Cost of sales	—	(178,734)	(21,301)	(51,278)	18,470	(232,843)
Impairment loss on real estate assets	—	(84,111)	—	—	—	(84,111)
Sales and marketing	—	(12,593)	(1,569)	(3,070)	—	(17,232)
General and administrative	—	(9,057)	(119)	(6)	—	(9,182)

	—	(284,495)	(22,989)	(54,354)	18,470	(343,368)

Equity in income (loss) of unconsolidated joint ventures	—	190	(162)	—	—	28

(Loss) income from subsidiaries	(76,872)	4,626	—	—	72,246	—

Minority equity in income of consolidated entities	—	—	—	—	(6,935)	(6,935)

Operating (loss) income	(76,872)	(79,079)	3,439	8,014	65,311	(79,187)
Other income, net	—	264	1,015	122	—	1,401

(Loss) income before provision for income taxes	(76,872)	(78,815)	4,454	8,136	65,311	(77,786)
Provision for income taxes	—	914	—	—	—	914

Net (loss) income	$(76,872)	$(77,901)	$4,454	$8,136	$65,311	$(76,872)

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS

Six Months Ended June 30, 2007

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$346,306	$67,138	$81,027	$(17,342)	$477,129
Management fees	—	1,836	—	—	(1,836)

	—	348,142	67,138	81,027	(19,178)	477,129

Operating costs
Cost of sales	—	(304,037)	(52,936)	(64,849)	19,178	(402,644)
Impairment loss on real estate assets	—	(87,665)	—	—	—	(87,665)
Sales and marketing	—	(22,806)	(3,682)	(4,217)	—	(30,705)
General and administrative	—	(20,478)	(205)	(13)	—	(20,696)
Other	—	—	(111)	—	—	(111)

	—	(434,986)	(56,934)	(69,079)	19,178	(541,821)

Equity in (loss) income of unconsolidated joint ventures	—	(242)	(372)	—	—	(614)

(Loss) income from subsidiaries	(103,456)	12,481	13	—	90,962	—

Minority equity in income of consolidated entities	—	—	—	—	(9,218)	(9,218)

Operating (loss) income	(103,456)	(74,605)	9,845	11,948	81,744	(74,524)
Other income, net	—	663	1,638	241	—	2,542

Income (loss) before provision for income taxes	(103,456)	(73,942)	11,483	12,189	81,744	(71,982)
Provision for income taxes	—	(31,474)	—	—	—	(31,474)

Net (loss) income	$(103,456)	$(105,416)	$11,483	$12,189	$81,744	$(103,456)

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2007

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company

Operating activities:
Net (loss) income	$(103,456)	$(105,416)	$11,483	$12,189	$81,744	$(103,456)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	496	740	—	—	1,236
Equity in loss of unconsolidated joint ventures	—	242	372	—	—	614
Minority equity in income of consolidated entities	—	—	—	—	9,218	9,218
Equity in loss (earnings) of subsidiaries	103,456	(12,481)	(13)	—	(90,962)	—
Impairment loss on real estate asset	—	87,665	—	—	—	87,665
Provision for income taxes	—	31,474	—	—	—	31,474
Net changes in operating assets and liabilities:
Receivables	—	44,431	35,641	519	—	80,591
Intercompany receivables/payables	—	—	(16,669)	(2,151)	18,820	—
Real estate inventories owned	—	(103,647)	1,788	21,478	—	(80,381)
Real estate inventories not owned	—	19,937	—	—	—	19,937
Deferred loan costs	—	907	—	—	—	907
Other assets	—	(6,822)	(43)	—	—	(6,865)
Accounts payable	—	3,567	(359)	(637)	—	2,571
Accrued expenses	—	(47,565)	(3,950)	(8)	—	(51,523)

Net cash (used in) provided by operating activities	—	(87,212)	28,990	31,390	18,820	(8,012)

Investing activities:
Net change in investment in unconsolidated joint ventures	—	(4,264)	(372)	—	—	(4,636)
Purchases of property and equipment	—	(113)	(502)	—	—	(615)
Investments in subsidiaries	—	20,438	(1)	—	(20,437)	—
Advances (to) from affiliates	—	(10,075)	—	—	10,075	—

Net cash provided by (used in) investing activities	—	5,986	(875)	—	(10,362)	(5,251)

Financing activities:
Proceeds from borrowings on notes payable	—	489,186	405,320	(5,607)	—	888,899
Principal payments on notes payable	—	(416,263)	(439,686)	—	—	(855,949)
Minority interest distributions, net	—	—	—	(42,510)	—	(42,510)
Advances (to) from affiliates	—	—	(551)	9,009	(8,458)	—

Net cash provided by (used in) financing activities	—	72,923	(34,917)	(39,108)	(8,458)	(9,560)

Net decrease in cash and cash equivalents	—	(8,303)	(6,802)	(7,718)	—	(22,823)
Cash and cash equivalents at beginning of period	—	12,253	11,222	15,257	—	38,732

Cash and cash equivalents at end of period	$—	$3,950	$4,420	$7,539	$—	$15,909

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

Note 6 — Related Party Transactions

On October 26, 2000, the Company’s Board of Directors (with Messrs. William Lyon and William H. Lyon abstaining) approved the purchase of 579 lots for a total purchase price of $12,581,000 from an entity controlled by William Lyon and William H. Lyon. In addition to the purchase price, one-half of the net profits in excess of six percent from the development are to be paid to the seller. As of December 31, 2004, all lots were purchased under this agreement and during the six months ended June 30, 2007, $8,305,000 was paid to the seller, and a total amount has been paid of $14,015,000 as of June 30, 2007. This land acquisition qualified as an affiliate transaction under the Company’s 12 1/2% Senior Notes due July 1, 2003 Indenture dated as of June 29, 1994, as amended (“Old Indenture”). Pursuant to the terms of the Old Indenture, the Company determined that the land acquisition is on terms that are no less favorable to the Company than those that would have been obtained in a comparable transaction by the Company with an unrelated person. The Company delivered to the Trustee under the Old Indenture a resolution of the Board of Directors of the Company set forth in an Officers’ Certificate certifying that the land acquisition is on terms that are no less favorable to the Company than those that would have been obtained in a comparable transaction by the Company with an unrelated person and the land acquisition was approved by a majority of the disinterested members of the Board of Directors of the Company. Further, the Company delivered to the Trustee under the Indenture a determination of value by a real estate appraisal firm which is of regional standing in the region in which the subject property is located and is MAI certified.

For the three months ended June 30, 2007 and 2006, the Company incurred reimbursable on-site labor costs of $29,000 and $28,000, respectively, for providing customer service to real estate projects developed by entities controlled by William Lyon and William H. Lyon, of which $3,000 and $1,000 was due to the Company at June 30, 2007 and December 31, 2006, respectively. For the six months ended June 30, 2007 and 2006, the Company incurred reimbursable on-site labor costs of $79,000 and $57,000, respectively, for providing customer service to real estate projects developed by entities controlled by William Lyon and William H. Lyon.

For each of the three and six month periods ended June 30, 2007 and 2006, the Company incurred charges of $189,000 and $378,000, respectively, related to rent on its corporate office, from a trust of which William H. Lyon is the sole beneficiary.

Effective September 1, 2004, the Company entered into an aircraft consulting and management agreement with an affiliate (the “Affiliate”) of William Lyon to operate and manage the Company’s aircraft. The terms of the agreement provide that the Affiliate shall consult and render its advice and management services to the Company with respect to all functions necessary to the operation, maintenance and administration of the aircraft. The Company’s business plan for the aircraft includes (i) use by Company executives for traveling on Company business to the Company’s divisional offices and other destinations, (ii) charter service to outside third parties and (iii) charter service to William Lyon personally. Charter services for outside third parties are contracted for at market rates. As compensation to the Affiliate for its management and consulting services under the agreement, the Company pays the Affiliate a fee equal to (i) the amount equal to 107% of compensation paid by the affiliate for the pilots supplied pursuant to the agreement, (ii) $50 per operating hour for the aircraft and (iii) $9,000 per month for hangar rent. In addition, all maintenance work, inspections and repairs performed by the Affiliate on the aircraft are charged to the Company at the Affiliate’s published rates for maintenance, inspections and repairs in effect at the time such work is completed. The total compensation paid to the Affiliate under the agreement amounted to $259,000 and $293,000 for the three months ended June 30, 2007 and 2006, respectively, and $616,000 and $653,000, for the six months ended June 30, 2007 and 2006, respectively.

Effective July 1, 2006, General William Lyon entered into a time sharing agreement (“the Agreement”) with the Company pertaining to his personal use of the aircraft. The agreement calls for General Lyon to reimburse

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

the company for all costs incurred by the Company during his personal flights plus a surcharge on fuel consumption of two times the cost. Pursuant to the agreement and the rates charged to General Lyon prior to the agreement, the Company had earned revenue of $139,000 and $112,000 for charter services provided to William Lyon personally, during the three months ended June 30, 2007 and 2006, respectively, and $105,000 and $333,000 was due to the Company at June 30, 2007 and December 31, 2006, respectively. For the six months ended June 30, 2007 and 2006, the Company had earned revenue of $198,000 and $191,000, respectively for charter services provided to General Lyon, personally.

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

The Company purchased land for a total purchase price of $17,342,000 during the three months ended June 30, 2007 from one of the Company’s joint ventures.

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

Note 7 — Income Taxes

Effective January 1, 2007, the Company made an election in accordance with federal and state regulations to be taxed as an “S” corporation rather than a “C” corporation. Under this election, the Company’s taxable income flows through to and is reported on the personal tax returns of its shareholders. The shareholders are responsible for paying the appropriate taxes based on this election. The Company does not pay any federal taxes under this election and is only required to pay certain state taxes based on a rate of approximately 1.5% of taxable income. As a result of this election, the Company’s provision for income taxes for the three and six months ended June 30, 2007 included a reduction of deferred tax assets of $31,887,000 due to the elimination of any future tax benefit by the Company from such assets. In addition, unused recognized built in losses in the amount of $19,414,000 are no longer available to the Company. The Company recorded a benefit for income taxes during the three months ended June 30, 2007 of $0.9 million based on operating losses during the period compared to a provision for income taxes of $19.6 million during the three months ended June 30, 2006.

Effective January 1, 2007, the company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

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

The Company currently is under income tax examination by the Internal Revenue Service for years ended December 31, 2002 and 2003 and under state income tax examination in the states of California and Arizona for years ended December 31, 2001 through 2003.

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

The Company incurred $3,165,000 in financial advisory expenses related to the tender offer, of which $1,600,000 and $3,100,000 were incurred during the three and six months ended June 30, 2006, respectively, and is reflected as financial advisory expenses in the accompanying consolidated statement of income.

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

On April 23, 2006, Delaware Chancery Court conditionally certified a class in the Consolidated Delaware Action. The parties to the Consolidated Delaware Action agreed to a Stipulation of Settlement, and on August 9, 2006, the Delaware Chancery Court certified a class in the Consolidated Delaware Action, approved the settlement, and dismissed the Consolidated Delaware Action with prejudice as to all defendants and the class. On February 16, 2007, the fee award to Plaintiffs’ counsel was appealed to the Supreme Court of the State of Delaware. On July 18, 2007, a three-judge panel of the Delaware Supreme Court heard oral argument, and, on July 19, 2007, referred the matter for consideration by the Court en Banc. Under the appealed award, the Company has no expected liability for Plaintiffs’ counsel fees, which are expected to be paid by General Lyon.

A purported class action lawsuit challenging the Tender Offer was also filed in the Superior Court of the State of California, County of Orange. On March 17, 2006, a complaint captioned Alaska Electrical Pension

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

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

As of June 30, 2007, the Company had $22.3 million of outstanding irrevocable standby letters of credit to guarantee the Company’s financial obligations under certain land banking arrangements, joint venture agreements and other contractual arrangements in the normal course of business. The beneficiary may draw upon these letters of credit in the event of a contractual default by the Company relating to each respective obligation. These letters of credit have a stated term of 12 months and have varying maturities through 2009, at which time the Company may be required to renew the letters of credit to coincide with the term of the respective arrangement.

The Company also had outstanding performance and surety bonds of $292.9 million at June 30, 2007 related principally to its obligations for site improvements at various projects. The Company does not believe that draws upon these bonds, if any, will have a material effect on the Company’s financial position, results of operations or cash flows.

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

Results of Operations

Overview and Recent Results

Selected financial and operating information for the Company including its wholly-owned projects and joint ventures as of and for the periods presented is as follows:

	Three Months Ended June 30,
	2007			2006
	Wholly-Owned	Joint Ventures	Consolidated Total	Wholly-Owned	Joint Ventures	Consolidated Total
Selected Financial Information (dollars in thousands)
Homes closed	471	77	548	625	143	768

Home sales revenue	$224,432	$32,488	$256,920	$343,855	$62,769	$406,624
Cost of sales	(195,020)	(24,849)	(219,869)	(267,592)	(46,063)	(313,655)

Gross margin	$29,412	$7,639	$37,051	$76,263	$16,706	$92,969

Gross margin percentage	13.1%	23.5%	14.4%	22.2%	26.6%	22.9%

Number of homes closed
California	302	77	379	411	143	554
Arizona	86	—	86	133	—	133
Nevada	83	—	83	81	—	81

Total	471	77	548	625	143	768

Average sales price
California	$561,300	$421,900	$533,000	$639,700	$438,900	$587,900
Arizona	294,100	—	294,100	383,600	—	383,600
Nevada	356,800	—	356,800	369,400	—	369,400

Total	$476,500	$421,900	$468,800	$550,200	$438,900	$529,500

Number of net new home orders
California	302	47	349	222	82	304
Arizona	87	—	87	166	—	166
Nevada	54	—	54	80	—	80

Total	443	47	490	468	82	550

Average number of sales locations during period
California	30	6	36	25	6	31
Arizona	5	—	5	6	—	6
Nevada	10	—	10	12	—	12

Total	45	6	51	43	6	49

	As of June 30,
	2007			2006
	Wholly-Owned	Joint Ventures	Consolidated Total	Wholly-Owned	Joint Ventures	Consolidated Total
Backlog of homes sold but not closed at end of period
California	482	74	556	475	70	545
Arizona	166	—	166	446	—	446
Nevada	74	—	74	148	—	148

Total	722	74	796	1,069	70	1,139

Dollar amount of homes sold but not closed at end of period (dollars in thousands)
California	$299,542	$32,487	$332,029	$346,766	$30,040	$376,806
Arizona	39,311	—	39,311	134,627	—	134,627
Nevada	25,327	—	25,327	55,156	—	55,156

Total	$364,180	$32,487	$396,667	$536,549	$30,040	$566,589

Lots controlled at end of period
Owned lots
California	4,467	1,019	5,486	4,465	972	5,437
Arizona	4,716	1,745	6,461	4,333	1,738	6,071
Nevada	1,173	—	1,173	1,380	—	1,380

Total	10,356	2,764	13,120	10,178	2,710	12,888

Optioned lots(1)
California			1,163			3,786
Arizona			2,703			4,270
Nevada			1,013			2,122

Total			4,879			10,178

Total lots controlled
California			6,649			9,223
Arizona			9,164			10,341
Nevada			2,186			3,502

Total			17,999			23,066

(1)	Optioned lots may be purchased by the Company as wholly-owned projects or may be purchased by newly formed joint ventures.

	Six Months Ended June 30,
	2007			2006
	Wholly-owned	Joint Ventures	Combined Total	Wholly-owned	Joint Ventures	Combined Total
Selected Financial Information (dollars in thousands)
Homes closed	854	115	969	1,145	204	1,349

Home sales revenue	$398,453	$51,147	$449,600	$619,425	$94,580	$714,005
Cost of sales	(339,911)	(37,966)	(377,877)	(477,186)	(65,912)	(543,098)

Gross margin	$58,542	$13,181	$71,723	$142,239	$28,668	$170,907

Gross margin percentage	14.7%	25.8%	16.0%	23.0%	30.3%	23.9%

Number of homes closed
California	504	115	619	678	204	882
Arizona	224	—	224	232	—	232
Nevada	126	—	126	235	—	235

Total	854	115	969	1,145	204	1,349

Average sales price
California	$571,900	$444,800	$548,300	$642,800	$463,600	$601,300
Arizona	293,900	—	293,900	398,200	—	398,200
Nevada	352,200	—	352,200	388,200	—	388,200

Total	$466,600	$444,800	$464,000	$541,000	$463,600	$529,300

Number of net new home orders
California	683	137	820	530	166	696
Arizona	199	—	199	282	—	282
Nevada	140	—	140	219	—	219

Total	1,022	137	1,159	1,031	166	1,197

Average number of sales locations during period
California	31	6	37	25	6	31
Arizona	5	—	5	6	—	6
Nevada	10	—	10	11	—	11

Total	46	6	52	42	6	48

On a consolidated basis, the number of net new home orders for the three months ended June 30, 2007 decreased 10.9% to 490 homes from 550 homes for the three months ended June 30, 2006. The number of homes closed on a consolidated basis for the three months ended June 30, 2007, decreased 28.6% to 548 homes from 768 homes for the three months ended June 30, 2006. On a consolidated basis, the number of net new home orders for the six months ended June 30, 2007 decreased 3.2% to 1,159 homes from 1,197 homes for the six months ended June 30, 2006. The number of homes closed on a consolidated basis for the six months ended June 30, 2007 decreased 28.2% to 969 homes from 1,349 homes for the six months ended June 30, 2006. On a consolidated basis, the backlog of homes sold but not closed as of June 30, 2007 was 796, down 30.1% from 1,139 homes a year earlier, and down 7% from 854 homes at March 31, 2007.

Homes in backlog are generally closed within three to six months. The dollar amount of backlog of homes sold but not closed on a consolidated basis as of June 30, 2007 was $396.7 million, down 30.0% from $566.6 million as of June 30, 2006 and down 8% from $428.9 million as of March 31, 2007. The cancellation rate of buyers who contracted to buy a home but did not close escrow at the Company’s projects was approximately 32% during the three months ended June 30, 2007 compared to 32% during the three months ended June 30, 2006. The inventory of completed and unsold homes was 74 homes as of June 30, 2007.

The average number of sales locations during the three months ended June 30, 2007 was 51, up 4.1% from 49 in the comparable period a year ago. The Company’s number of new home orders per average sales location decreased to 9.6 for the three months ended June 30, 2007 as compared to 11.2 for the three months ended June 30, 2006.

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

Comparison of Three Months Ended June 30, 2007 to June 30, 2006

Consolidated operating revenue for the three months ended June 30, 2007 was $271.1 million, a decrease of $137.2 million, or 33.6%, from consolidated operating revenue of $408.3 million for the three months ended June 30, 2006. Revenue from sales of wholly-owned homes decreased $119.5 million, or 34.7%, to $224.4 million in the 2007 period from $343.9 million in the 2006 period. This decrease was comprised of (i) a decrease of $84.8 million due to a decrease in the number of wholly-owned homes closed to 471 in 2007 from 625 in 2006 and (ii) a decrease of $34.7 million due to a decrease in the average sales price of wholly-owned homes closed to $476,500 in the 2007 period from $550,200 in the 2006 period. Consolidated operating revenue includes revenue from sales of joint ventures due to the adoption of Interpretation No. 46. Revenue from sales of joint venture homes decreased $30.3 million, or 48.2%, to $32.5 million in the 2007 period from $62.8 million in the 2006 period. This decrease was comprised of (i) a decrease of $1.3 million due to a decrease in the average sales price of joint venture homes closed to $421,900 in the 2007 period from $438,900 in the 2006 period and (ii) a decrease of $29.0 million due to a decrease in the number of joint venture homes closed to 77 in 2007 from 143 in 2006. Revenue from sales of lots, land and other was $14.2 million in the 2007 period compared with $1.6 million in the 2006 period, due to the timing of bulk sales of land in certain of the Company’s markets in each period. The decrease in the average sales price of units closed in wholly-owned projects and in joint venture projects reflects a change in product mix and reduced sales prices and an increase in the use of sales incentives due to the slowing of new orders and competitive pressures.

Total operating loss is $79.2 million in the 2007 period compared to operating income of $50.7 million in the 2006 period. The excess of revenue from sales of homes over the related cost of sales (gross margin) decreased by $55.9 million to $37.1 million in the 2007 period from $93.0 million in the 2006 period primarily due to (i) a decrease in the number of homes closed to 548 in the 2007 period from 768 in the 2006 period, (ii) a decrease in average sales prices to $468,800 in the 2007 period from $529,500 in the 2006 period and (iii) a decrease in gross margin percentage to 14.4% in the 2007 period from 22.9% in the 2006 period. The decrease in period-over-period gross margin percentage primarily reflects the earlier close out of projects with higher average gross margin percentages, a shift in product mix and the decrease in average sales prices in certain of the Company’s markets. The excess of revenue from sales of lots, land and other over the related cost of sales (gross margin) increased to $1.2 million in the 2007 period from $(0.7) million in the 2006 period primarily due to the bulk sale of land in certain of the Company’s markets in each period. In addition, costs were incurred related to the abandonment and write-off of project pre-acquisition costs and land option deposits for certain of the Company’s potential projects.

Operating costs for the three months ended June 30, 2007 included an impairment loss on real estate assets of $84.1 million. The impairment was primarily attributable to slower than anticipated home sales and lower than anticipated net revenue due to softening market conditions. Accordingly, the real estate assets were written-down to their estimated fair value. Sales and marketing expense increased slightly to $17.2 million in the 2007 period from $16.8 million in the 2006 period primarily due to an increase of $1.2 million in direct selling expenses to $9.6 million in the 2007 period from $8.4 million in the 2006 period offset by a decrease in advertising costs of $0.8 million to $5.6 million in the 2007 period from $6.4 million in the 2006 period. General and administrative expenses decreased by $8.7 million to $9.1 million in the 2007 period from $17.8 million in the 2006 period, primarily as a result of a decrease of $8.5 million in bonus expense to $1.0 million in the 2007 period from $9.5 million in the 2006 period. Selling, general and administrative expense as a percentage of home sales revenue was 10.3% in the 2007 period compared to 8.5% in the 2006 period.

Other operating costs consist of losses realized by golf course operations at certain of the Company’s projects which were $0.7 million in the 2006 period with no comparable amount in the 2007 period. Equity in income (loss) from unconsolidated joint ventures was relatively unchanged from the 2006 period to the 2007 period. Minority equity in income of consolidated entities increased to $6.9 million in the 2007 period from $6.3 million in the 2006 period, primarily due to a decrease in the number of joint venture homes closed to 77 in the 2007 period from 143 in the 2006 period, offset by additional income allocated to the Company’s partner’s in certain of the joint venture projects.

The Company incurred financial advisory expenses of $1.6 million in the 2006 period with no comparable amount in the 2007 period due to the tender offer described in “Item 2—Tender Offer and Merger”.

Total interest incurred decreased to $18.7 million in the 2007 period from $20.6 million in the 2006 period, primarily as a result of an increase in the average principal balance of debt outstanding offset by lower average interest rates. All interest incurred was capitalized in the 2007 and 2006 periods.

The Company recorded a benefit for income taxes during the three months ended June 30, 2007 of $0.9 million based on operating losses during the period compared to a provision for income taxes of $19.6 million during the three months ended June 30, 2006.

As a result of the factors outlined above, net loss is $76.9 million in the 2007 period compared to net income of $30.4 million in the 2006 period.

Comparison of Six Months Ended June 30, 2007 to June 30, 2006

Consolidated operating revenue for the six months ended June 30, 2007 was $477.1 million, a decrease of $238.5 million, or 33.3%, from consolidated operating revenue of $715.6 million for the six months ended June 30, 2006. Revenue from sales of wholly-owned homes decreased $220.9 million, or 35.7%, to $398.5 million in the 2007 period from $619.4 million in the 2006 period. This decrease was comprised of (i) a decrease of $157.4 million due to a decrease in the number of wholly-owned homes closed to 854 in 2007 from 1,145 in 2006 and (ii) a decrease of $63.5 million due to a decrease in the average sales price of wholly-owned homes closed to $466,600 in the 2007 period from $541,000 in the 2006 period. Consolidated operating revenue includes revenue from sales of joint ventures due to the adoption of Interpretation No. 46. Revenue from sales of joint venture homes decreased $43.5 million, or 46.0%, to $51.1 million in the 2007 period from $94.6 million in the 2006 period. This decrease was comprised of (i) a decrease of $2.2 million due to a decrease in the average sales price of joint venture homes closed to $444,800 in the 2007 period from $463,600 in the 2006 period and (ii) a decrease of $41.3 million due to a decrease in the number of joint venture homes closed to 115 in 2007 from 204 in 2006. Revenue from sales of lots, land and other was $27.5 million in the 2007 period compared with $1.6 million in the 2006 period, due to the timing of bulk sales of land in certain of the Company’s markets. The decrease in the average sales price of units closed in wholly-owned projects and in joint venture projects was due to a change in product mix and softening of sales in certain of the Company’s markets.

Total operating loss is $74.5 million in the 2007 period compared to operating income of $94.0 million in the 2006 period. The excess of revenue from sales of homes over the related cost of sales (gross margin) decreased by $99.2 million to $71.7 million in the 2007 period from $170.9 million in the 2006 period primarily due to (i) a decrease in the number of homes closed to 969 in the 2007 period from 1,349 in the 2006 period, (ii) a decrease in average sales prices to $464,000 in the 2007 period from $529,300 in the 2006 period and (iii) a decrease in gross margin percentage to 16.0% in the 2007 period from 23.9% in the 2006 period. The decrease in period-over-period gross margin percentage primarily reflects the earlier close out of projects with higher average gross margin percentages, a shift in product mix and the decrease in average sales prices in certain of the Company’s markets. The excess of revenue from sales of lots, land and other over the related cost of sales (gross margin) increased to $2.8 million in the 2007 period from $(1.1) million in the 2006 period primarily due to the bulk sale of land in certain of the Company’s markets. In addition, costs were incurred related to the abandonment and write-off of project pre-acquisition costs and land option deposits for certain of the Company’s potential projects.

Operating costs for the six months ended June 30, 2007 included an impairment loss on real estate assets of $87.7 million. The impairment was primarily attributable to slower than anticipated home sales and lower than anticipated net revenue due to softening market conditions. Accordingly, the real estate assets were written-down to their estimated fair value. Sales and marketing expense increased slightly to $30.7 million in the 2007 period from $29.9 million in the 2006 period primarily due to an increase of $1.5 million in direct selling expenses to $16.6 million in the 2007 period from $15.1 million in the 2006 period offset by a decrease in advertising costs of $0.8 million to $9.9 million in the 2007 period from $10.7 million in the 2006 period. General and administrative expenses decreased by $15.7 million to $20.7 million in the 2007 period from $36.4 million in the 2006 period, primarily as a result of a decrease of $15.4 million in bonus expense to $2.3 million in the 2007 period from $17.7 million in the 2006 period. Selling, general and administrative expense as a percentage of home sales revenue was 11.4% in the 2007 period compared to 9.3% in the 2006 period.

Other operating costs consist of losses realized by golf course operations at certain of the Company’s projects which were $0.1 million in the 2007 period compared to $1.5 million in the 2006 period. Equity in (loss) income from unconsolidated joint ventures was $(0.6) million in the 2007 period compared to $3.6 million in the 2006 period. Minority equity in income of consolidated entities increased to $9.2 million in the 2007 period from $11.5 million in the 2006 period, primarily due to a decrease in the number of joint venture homes closed to 115 in the 2007 period from 204 in the 2006 period, offset by additional income allocated to the Company’s partner’s in certain of the joint venture projects.

The Company incurred financial advisory expenses of $3.1 million in the 2006 period with no comparable amount in the 2007 period due to the tender offer described in “Item 2—Tender Offer and Merger”.

Total interest incurred decreased to $36.2 million in the 2007 period from $39.2 million in the 2006 period, primarily as a result of an increase in the average principal balance of debt outstanding offset by lower average interest rates. All interest incurred was capitalized in the 2007 and 2006 periods.

The provision for income taxes is $31.5 million in the 2007 period compared to $36.5 million in the 2006 period. Effective January 1, 2007, the Company elected to change its tax status to an “S” Corporation from a “C” Corporation, which required the Company to reduce its deferred tax assets by $31.9 million. See Note 7 of “Notes to Consolidated Financial Statements” for further discussion.

As a result of the factors outlined above, net loss is $103.5 million in the 2007 period compared to net income of $56.6 million in the 2006 period.

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

Except as set forth in the Indenture governing the 7 5/8% Senior Notes, the 7 5/8 % Senior Notes are not redeemable prior to December 15, 2008. Thereafter, the 7 5/8% Senior Notes will be redeemable at the option of California Lyon, in whole or in part, at a redemption price equal to 100% of the principal amount plus a premium declining ratably to par, plus accrued and unpaid interest, if any. In addition, on or before December 15, 2007, California Lyon may redeem up to 35% of the aggregate principal amount of the notes with the proceeds of qualified equity offerings at a redemption price equal to 107.625% of the principal amount, plus accrued and unpaid interest, if any.

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

At June 30, 2007, the Company had approximately $272.2 million of secured indebtedness, (excluding approximately $64.8 million of secured indebtedness of consolidated entities) and approximately $175.7 million of additional secured indebtedness available to be borrowed under the Company’s credit facilities, as limited by the Company’s borrowing base formulas.

Revolving Credit Facilities

As of June 30, 2007, the Company has seven revolving credit facilities which have an aggregate maximum loan commitment of $560.0 million, (including one facility of $150.0 million, one of $100.0 million, one of $90.0 million, one of $70.0 million and three of $50.0 million each), and mature at various dates through 2008. The revolving credit facilities have similar characteristics. The Company may borrow amounts, subject to applicable borrowing base and concentration limitations, as defined. During the last year of the term of each facility, the commitment amount will decrease ratably until the commitment under each facility is reduced to zero by the final maturity date, as defined in each respective agreement.

Availability under each credit facility is subject not only to the maximum amount committed under the respective facility, but also to both various borrowing base and concentration limitations. The borrowing base limits lender advances to certain agreed percentages of asset value. The allowed percentage generally increases as the asset progresses from land under development to residence subject to contract of sale. Advances for each type of collateral become due in whole or in part, subject to possible re-borrowing, and/or the collateral becomes excluded from the borrowing base, after a specified period or earlier upon sale. Concentration limitations further restrict availability under the credit facilities. The effect of these borrowing base and concentration limitations essentially is to mandate minimum levels of the Company’s investment in a project, with higher percentages of investment required at earlier phases of a project, and with greater absolute dollar amounts of investment required as a project progresses. Each revolving credit facility is secured by deeds of trust on the real property and improvements thereon owned by the Company in the subdivision project(s) approved by the respective lender, as well as pledges of all net sale proceeds, related contracts and other ancillary property. Also, each credit facility includes financial covenants, which may limit the amount that may be borrowed thereunder. Outstanding advances bear interest at various rates, which approximate the prime rate. As of June 30, 2007, $229.9 million was outstanding under these credit facilities, with a weighted-average interest rate of 7.849%, and the undrawn availability was $175.7 million as limited by the borrowing base formulas. Interest on the revolving credit facilities is calculated on the average principal balance outstanding and is paid following the end of each month. During the three and six months ended June 30, 2007, the Company borrowed $238.1 million and $460.5 million, respectively, and repaid $197.7 million and $376.5 million, respectively, under these facilities. The maximum amount outstanding was $229.9 million and the weighted average borrowings were $173.3 million and $206.1 million, respectively, during the three and six months ended June 30, 2007. Interest incurred on the revolving credit facilities for the three and six months ended June 30, 2007 was $4.1 million and $6.9 million, respectively. The Company routinely makes borrowings under its revolving credit facilities in the ordinary course of business within the maximum aggregate loan commitment amounts to fund its operations, including its land acquisition and home building activities, and repays such borrowings, as required by the credit facilities, with the net sales proceeds of sales of the real property, including homes, which secure the applicable credit facility.

Under the revolving credit facilities, the Company is required to comply with a number of covenants, the most restrictive of which require Delaware Lyon to maintain:

•	A tangible net worth, as defined, of $200.0 million, adjusted upwards quarterly by 50% of Delaware Lyon’s quarterly net income after June 30, 2004;

•	A ratio of total liabilities to tangible net worth, each as defined, of less than 3.25 to 1; and

•	Minimum liquidity, as defined, of at least $20.0 million.

As of and for the period ending June 30, 2007, the Company is in compliance with these covenants.

Construction Notes Payable

At June 30, 2007, the Company had construction notes payable on certain consolidated entities amounting to $64.8 million. The construction notes have various maturity dates and bear interest at rates ranging from 3% to prime plus 0.25% at June 30, 2007. Interest is calculated on the average daily balance and is paid following the end of each month.

Seller Financing

At June 30, 2007, the Company had $17.3 million of notes payable outstanding related to land acquisitions for which seller financing was provided. The seller financing notes are due at various dates through 2008 and bear interest of 12.0% at June 30, 2007. Interest is calculated on the average principal balance outstanding and is accrued and paid when the financing is repaid.

Revolving Mortgage Warehouse Credit Facilities

The Company, through its mortgage subsidiary and one of its unconsolidated joint ventures, has entered into two revolving mortgage warehouse credit facilities with banks to fund its mortgage origination operations. The original credit facility, which matures in May 2008, provides for revolving loans of up to $30.0 million outstanding, $20.0 million of which is committed (lender obligated to lend if stated conditions are satisfied) and $10.0 million is not committed (lender advances are optional even if stated conditions are otherwise satisfied). However, as in the past the Company expects the maturity to be extended by the lender at each maturity date for an additional year. The Company’s mortgage subsidiary and one of its unconsolidated joint ventures entered into an additional $45.0 million credit facility which matures in November 2007. The Company expects the maturity to be extended by the lender at each maturity date for an additional year. Mortgage loans are generally held for a short period of time and are typically sold to investors within 7 to 15 days following funding. The facilities are secured by substantially all of the assets of each of the borrowers, including the mortgage loans held for sale, all rights of each of the borrowers with respect to contractual obligations of third party investors to purchase such mortgage loans, and all proceeds of sale of such mortgage loans. The facilities, which have LIBOR based pricing, also contain certain financial covenants requiring the borrowers to maintain minimum tangible net worth, leverage, profitability and liquidity. These facilities are non-recourse and are not guaranteed by the Company. At June 30, 2007 the outstanding balance under these facilities was $24.9 million.

Land Banking Arrangements

The Company enters into purchase agreements with various land sellers. In some instances, and as a method of acquiring land in staged takedowns, thereby minimizing the use of funds from the Company’s revolving credit facilities and other corporate financing sources and limiting the Company’s risk, the Company transfers its right in such purchase agreements to entities owned by third parties (land banking arrangements). These entities use equity contributions and/or incur debt to finance the acquisition and development of the lots. The entities grant the Company an option to acquire lots in staged takedowns. In consideration for this option, the Company makes a non-refundable deposit of 15% to 25% of the total purchase price. Additionally, the Company may be subject to other penalties if lots are not acquired. The Company is under no obligation to purchase the balance of the lots, but would forfeit remaining deposits and be subject to penalties if the lots were not purchased. The Company does not have legal title to these entities or their assets and has not guaranteed their liabilities. These land banking arrangements help the Company manage the financial and market risk associated with land holdings. The use of these land banking arrangements is dependent on, among other things, the availability of capital to the option provider, general housing market conditions and geographic preferences. As described in Note 2 of “Notes to Consolidated Financial Statements”, Interpretation No. 46, requires the consolidation of the assets, liabilities and operations of four of the Company’s land banking arrangements including, as of June 30, 2007, real estate inventories of $49.2 million. The Company participates in one land banking arrangement, which is not a VIE in accordance with Interpretation No. 46, and is not consolidated as of June 30, 2007 and December 31, 2006. The deposits related to the unconsolidating land banking arrangement have been recorded in the accompanying consolidated balance sheet.

In addition, the Company participates in another land banking arrangement, which is not a VIE in accordance with Interpretation No. 46, but is consolidated in accordance with SFAS No. 49, Accounting for Product Financing Arrangements, (“FAS 49”). Under the provisions of FAS 49, the Company has determined it is economically compelled, based on certain factors, to purchase the land in the land banking arrangement, and therefore, must record the remaining purchase price of the land of $102.2 million, which is included in real estate inventories not owned and liabilities from inventories not owned in the accompanying balance sheet.

Summary information with respect to the Company’s consolidated and unconsolidated land banking arrangements is as follows as of June 30, 2007 (dollars in thousands):

	Consolidated	Unconsolidated
Total number of land banking projects	5	1

Total number of lots	1,074	323

Total purchase price	$271,178	$64,000

Balance of lots still under option and not purchased:
Number of lots	790	270

Purchase price	$185,302	$53,433

Forfeited deposits if lots were not purchased	$35,901	$12,457

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

As of June 30, 2007, the Company’s investment in and advances to unconsolidated joint ventures was $7.6 million and the venture partners’ investment in such joint ventures was $1.2 million. As of June 30, 2007, these joint ventures had obtained financing from construction lenders which amounted to $38.5 million of outstanding indebtedness.

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

Cash Flows — Comparison of Six Months Ended June 30, 2007 to Six Months Ended June 30, 2006

Net cash used in operating activities decreased to $8.0 million in the 2007 period from $65.7 million in the 2006 period. The change was primarily as a result of (i) decreased expenditures in real estate inventories-owned to $80.4 million in the 2007 period from $164.8 million in the 2006 period, (ii) a decrease in net changes in accrued expenses to a decrease of $51.5 million in the 2007 period from a decrease of $109.2 million in the 2006 period, (iii) a decrease in net changes in receivables to an increase of $80.6 million in the 2007 period from an increase of $101.6 million in the 2006 period, (iv) impairment loss on real estate assets of $87.7 million in the 2007 period with no comparable amount in the 2006 period and (v) a decrease in net (loss) income to a net loss of $103.5 million in the 2007 period from net income of $56.6 million in the 2006 period.

The decrease in real estate inventories is primarily attributable to a decrease in land acquisitions and construction costs attributable to softening market conditions and a decrease in closings to 969 in the 2007 period from 1,349 in the 2006 period.

The increase in net changes in accrued expenses is primarily attributable to (i) a net decrease in accrued bonus expense of $29.8 million during the 2007 period from a balance of $39.4 million as of December 31, 2006 compared to $9.6 million as of June 30, 2007 and (ii) a net decrease in income taxes payable of $6.8 million during the 2007 period from a balance of $4.1 million as of December 31, 2006 compared to $(2.7) million as of

June 30, 2007. Comparatively, during the 2006 period, the net change in accrued expenses consisted of a net decrease in income taxes payable of $30.0 million from a balance of $35.5 million as of December 31, 2005 compared to $5.5 million as of June 30, 2006 and a net decrease in accrued bonus expense of $38.5 million during the 2006 period, from a balance of $71.8 million as of December 31, 2005 compared to $33.3 million as of June 30, 2006. The changes identified above during the first six months of the periods ending June 30, 2007 and 2006 are recurring in nature and are attributable to the timing of bonus payments and estimated income tax payments made each year, offset by normal accruals for the period.

The increase in net changes in receivables is attributable to a decrease in escrow proceeds receivable of $43.2 million during the 2007 period, from a balance of $47.3 million as of December 31, 2006 to a balance of $4.1 million as of June 30, 2007 compared to a net decrease of $76.3 million during the 2006 period, from a balance of $84.3 million as of December 31, 2005 to a balance of $8.1 million as of June 30, 2006. The large balance as of December 31, 2006 and 2005 was temporary in nature and primarily due to a significant increase in the number of homes closed in the last five days of the year of 192 in 2006 and 254 in 2005 where the homes had closed escrow but the Company had not yet received the funds from the escrow and title companies. The entire balance of escrow proceeds receivable at December 31, 2006 and 2005 was collected within the first few days of the following period. The remaining decrease in the change in receivables is primarily attributable to a net decrease in first trust deed mortgage notes receivables of $34.1 million during the 2007 period to $25.6 million as of June 30, 2007 from $59.7 million as of December 31, 2006 compared to a net decrease in first trust deed mortgage notes receivables of $27.2 million during the 2006 period to $20.6 million as of June 30, 2006 from $47.8 million as of December 31, 2005. This increase was also attributable to the significant number of homes closed in the last week of the year in 2006 and 2005 as described above. Substantially all of the balance of first trust deed mortgage notes receivables was collected in the first few days of January 2007 and 2006 when the loans were sold to third party investors.

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

Net cash used in investing activities increased to $5.3 million in the 2007 period from $1.4 million in the 2006 period. The change was primarily as a result of an increase in net investments in and advances to unconsolidated joint ventures to $4.6 million in the 2007 period from $0.01 million in the 2006 period and a decrease in purchases of property and equipment of $0.7 million to $0.6 million in the 2007 period from $1.3 million in the 2006 period.

Net cash provided by financing activities decreased from $42.4 million in the 2006 period to $9.6 million in the 2007 period, primarily as a result of minority interest distributions of $71.0 million in the 2006 period compared to minority interest distributions of $42.5 million in the 2007 period and a decrease in net borrowings on notes payable to $33.0 million in the 2007 period from $113.0 million in the 2006 period.

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

Project (County) Product	Year of First Delivery	Estimated Number of Homes at Completion(1)	Cumulative Units Closed as of June 30, 2007	Backlog at June 30, 2007(2)(3)	Lots Owned as of June 30, 2007	Homes Closed for the Period Ended June 30, 2007	Sales Price Range(5)

SOUTHERN CALIFORNIA COASTAL REGION
ORANGE COUNTY DIVISION
Wholly-Owned:
Irvine:
Garland Park	2005	166	166	0	0	2	$579,000—717,000
San Carlos	2007	152	17	12	3	17	$390,000—545,000
Columbus Grove:
Lantana	2006	102	40	36	62	1	$815,000—895,000
Kensington	2006	63	42	8	21	12	$690,000—850,000
Tustin:
Columbus Grove/Columbus Square:
Clarendon	2007	102	42	41	60	42	$270,000—655,000
Astoria(6)	2007	102	7	18	91	7	$850,000—925,000
Mirabella	2008	60	0	0	60	0	$660,000—820,000
Cambridge Lane	2007	156	27	31	129	27	$56,000—560,000
Ainsley Park	2008	84	0	0	84	0	$625,000—725,000
Ciara(6)	2007	67	20	14	47	20	$1,200,000—1,420,000
Verandas	2007	97	0	25	97	0	$678,000—735,000
Ladera Ranch:
Amarante II	2006	18	18	0	0	3	$1,056,000—1,140,000
Bellataire	2005	52	52	0	0	4	$1,220,000—1,260,000
Bellataire II	2006	23	23	0	0	1	$1,195,000—1,230,000
San Clemente:
Alora	2008	49	0	0	49	0	$1,150,000—1,250,000
San Juan Capistrano:
Floralisa	2005	80	55	13	25	1	$1,275,000—1,295,000
Estrella Rosa	2006	40	34	5	6	12	$1,675,000—1,725,000

TOTAL ORANGE COUNTY		1,413	543	203	734	149

LOS ANGELES DIVISION
Wholly-Owned:
Moorpark:
Meridian Hills:
Ashford	2006	125	10	11	115	6	$780,000—890,000
Marquis	2007	123	11	14	112	11	$830,000—975,000
Brighton (Affordable)	2008	17	0	0	17	0	$105,000—272,000
Los Angeles:
Arboreta at Rainbird
Vintage	2008	87	0	0	87	0	$505,000—605,000
Tradition	2008	53	0	0	53	0	$720,000—800,000

TOTAL LOS ANGELES . . . . . . . . . . . . .		405	21	25	384	17

URBAN DEVELOPMENT DIVISION
Wholly-Owned:
Hawthorne:
360 South Bay(6):
The Flats	2008	188	0	0	188	0	$495,000—680,000
The Lofts	2008	123	0	0	123	0	$525,000—760,000
The Rows	2008	94	0	0	94	0	$700,000—810,000
The Courts	2008	118	0	0	118	0	$635,000—795,000
The Gardens	2008	102	0	0	102	0	$755,000—980,000
Azusa:
Sage Court at Rosedale	2008	176	0	0	28	0	$450,000—550,000
Gardenia at Rosedale	2008	147	0	0	25	0	$480,000—570,000

TOTAL URBAN DEVELOPMENT . . . .		948	0	0	678	0

Project (County) Product	Year of First Delivery	Estimated Number of Homes at Completion(1)	Cumulative Units Closed as of June 30, 2007	Backlog at June 30, 2007(2)(3)	Lots Owned as of June 30, 2007	Homes Closed for the Period Ended June 30, 2007	Sales Price Range(5)
SAN DIEGO DIVISION
Wholly-Owned:
San Diego:
Promenade North	2006	168	13	33	155	7	$370,000—500,000
Alcala Del Sur	2005	83	49	23	34	18	$660,000—710,000
Maybeck	2006	120	12	25	108	7	$700,000—785,000
Sunset Cove	2007	77	0	12	77	0	$490,000—500,000
Levanto	2008	100	0	0	100	0	$420,000—505,000
Santee:
Altair	2008	85	0	0	85	0	$400,000—435,000

Total Wholly-Owned: . . . . . . . . . . . . . . . .		633	74	93	559	32

Joint Ventures:
San Diego:
Ravenna	2005	199	175	24	24	27	$453,000—513,000
Amante	2005	127	118	9	9	12	$511,000—577,000
Treviso	2005	186	126	8	60	24	$340,000—450,000
Chula Vista:
Belleza at San Miguel Village	2005	195	195	0	0	9	$360,000—420,000

Total Joint Ventures: . . . . . . . . . . . . . . . . .		707	614	41	93	72

TOTAL SAN DIEGO		1,340	688	134	652	104

SOUTHERN CALIFORNIA COASTAL REGION COMBINED TOTAL
Wholly-Owned		3,399	638	321	2,355	198
Joint Ventures		707	614	41	93	72

		4,106	1,252	362	2,448	270

NORTHERN CALIFORNIA REGION
BAY AREA/CENTRAL VALLEY DIVISION
Wholly-Owned:
Contra Costa County:
Seagate at Bayside, Hercules	2005	96	88	5	8	8	$615,000—727,000
Rivergate I & II, Antioch	2006	167	107	8	60	3	$458,000—5288,000
Vista Del Mar, Pittsburgh
Vineyard(6)	2007	155	0	1	155	0	$650,000—710,000
Victory(6)	2007	129	0	0	129	0	$680,000—745,000
San Joaquin County:
Seasons, Stockton	2005	145	145	0	0	7	$473,000—533,000
Stanislaus County:
Falling Leaf, Modesto
Trails	2006	100	14	11	86	9	$260,000—325,000
Groves .	2006	131	19	13	112	10	$273,000—308,000
Meadows	2006	83	10	2	73	3	$356,000—421,000

Total Wholly-Owned		1,006	383	40	623	40

Joint Ventures:
Contra Costa County:
Vista Del Mar, Pittsburgh
Villages	2007	102	11	12	91	11	$303,000—502,000
Venue	2007	132	16	10	116	16	$363,000—629,000
Monterey County:
East Garrison	2008	604	0	0	604	0

Total Joint Ventures:		838	27	22	811	27

TOTAL BAY AREA/CENTRAL VALLEY		1,844	410	62	1,434	67

Project (County) Product	Year of First Delivery	Estimated Number of Homes at Completion(1)	Cumulative Units Closed as of June 30, 2007	Backlog at June 30, 2007(2)(3)	Lots Owned as of June 30, 2007	Homes Closed for the Period Ended June 30, 2007	Sales Price Range(5)
SACRAMENTO DIVISION
Wholly-Owned:
San Joaquin County:
Ironwood III, Lathrop	2005	109	109	0	0	2	$490,000—571,000
Placer County:
Shady Lane at Whitney Ranch, Rocklin	2006	96	31	4	65	10	$400,000—426,000
Twin Oaks at Whitney Ranch, Rocklin	2006	92	13	5	79	6	$526,000—558,000
Sacramento County:
Verona at Anatolia, Rancho Cordova	2005	79	53	7	26	7	$400,000—425,000
Marquee at Fair Oaks	2007	190	0	1	190	0	$375,000—431,000

Total Wholly-Owned: .		566	206	17	360	25

Joint Ventures:
Sacramento County:
Big Horn, Elk Grove
Plaza Walk .	2005	106	59	3	47	6	$299,000—360,000
Gallery Walk .	2005	149	81	8	68	10	$210,000—299,000

Total Joint Ventures: .		255	140	11	115	16

TOTAL SACRAMENTO		821	346	28	475	41

NORTHERN CALIFORNIA REGION COMBINED TOTAL
Wholly-Owned		1,572	589	57	983	65
Joint Ventures		1,093	167	33	926	43

		2,665	756	90	1,909	108

INLAND EMPIRE REGION
Wholly-Owned:
Riverside County:
Parkside/Vander Stelt, Corona	2007	122	51	11	71	33	$511,000—629,000
Kasbergen/Serafina, North Corona	2007	314	138	26	176	108	$323,000—413,000
Bridle Creek, Corona	2003	274	210	13	64	10	$573,000—761,000
Sequoia at Wolf Creek, Temecula	2005	125	121	3	4	24	$392,000—438,000
Savannah at Harveston Ranch, Temecula	2005	162	97	14	65	21	$294,000—346,000
San Bernardino County:
The Peaks at Citrus Heights, Fontana	2005	150	150	0	0	16	$597,000—680,000
Adelina, Fontana .	2008	109	0	0	109	0	$310,000—386,000
Rosabella, Fontana	2008	114	0	0	114	0	$356,000—391,000
Amador, Rancho Cucamonga .	2007	99	0	11	99	0	$324,000—396,000
Vintner’s Grove, Rancho Cucamonga
Sollara SFD	2007	78	0	0	78	0	$486,000—576,000
Canela Triplex	2007	78	0	0	78	0	$351,000—421,000
Chapman Heights, Yucaipa
Braeburn	2005	113	77	10	36	12	$519,000—559,000
Crofton	2005	140	103	16	37	13	$403,000—433,000
Westland	2005	79	79	0	0	4	$498,000—521,000
Vista Bella	2009	108	0	0	108	0	$264,000—295,000
Redcort	2009	90	0	0	90	0	$298,000—323,000

INLAND EMPIRE REGION TOTAL		2,155	1,026	104	1,129	241

ARIZONA REGION
Wholly-Owned:
Maricopa County:
Sonoran Foothills, Phoenix
Desert Crown	2004	124	124	0	0	1	$441,000—544,000
Desert Sierra	2004	212	212	0	0	1	$249,000—307,000
Copper Canyon Ranch, Surprise
Sunset Point	2004	282	274	7	8	14	$287,000—383,000
El Sendero Hills	2004	188	185	3	3	10	$377,000—470,000
Talavera, Phoenix . . . . . . . . . . . . . . . . . .	2006	134	97	21	37	51	$256,000—332,000
Coldwater Ranch, Maricopa County . . .	2008	368	0	0	368	0	$167,000—218,000

Project (County) Product	Year of First Delivery	Estimated Number of Homes at Completion(1)	Cumulative Units Closed as of June 30, 2007	Backlog at June 30, 2007(2)(3)	Lots Owned as of June 30, 2007	Homes Closed for the Period Ended June 30, 2007	Sales Price Range(5)
Lehi Crossing, Mesa	2009	855	0	0	552	0	$225,000—306,000
Rancho Mercado, Phoenix	2009	1,889	0	0	1,889	0	$198,000—280,000
Hastings Property, Queen Creek	2008	631	0	0	631	0	$174,000—440,000
Lyon’s Gate, Gilbert:
Pride	2006	650	175	78	475	71	$199,000—222,000
Savanna	2006	174	84	26	90	35	$209,000—295,000
Sahara	2006	169	84	14	85	41	$293,000—379,000
Acacia	2007	365	0	17	365	0	$221,000—301,000
Future Products	2007	213	0	0	213	0

Total Wholly-Owned:		6,254	1,235	166	4,716	224

Joint Ventures:
Maricopa County:
Circle G at the Church Farm North	2009	1,745	0	0	1,745	0	$173,000—441,000

Total Joint Ventures:		1,745	0	0	1,745	0

ARIZONA REGION TOTAL		7,999	1,235	166	6,461	224

NEVADA REGION
Wholly-Owned:
Clark County:
Summerlin, Las Vegas
The Lyon Collection	2005	79	79	0	0	5	$624,000—659,000
Kingwood	2006	100	43	4	57	14	$385,000—471,000
North Las Vegas
The Cottages	2004	360	287	4	73	16	$202,000—232,000
La Tierra	2006	67	47	4	20	15	$315,000—345,000
Tierra Este	2007	126	0	0	126	0	$275,000—305,000
Carson Ranch, Las Vegas
West Series I	2005	71	67	0	4	0	$395,000—430,000
West Series II	2005	59	43	4	16	14	$406,000—511,000
East Series I	2007	103	41	2	62	11	$355,000—440,000
East Series II	2007	58	0	4	58	0	$406,000—461,000
West Park, Las Vegas
Villas	2006	191	22	16	169	5	$283,000—325,000
Courtyards	2006	113	21	13	92	7	$330,000—410,000
Mesa Canyon, Las Vegas	2009	49	0	0	49	0	$410,000—446,000
The Lyon Estates, Las Vegas	2008	129	0	0	129	0	$635,000—700,000
Mountain Falls, Pahrump:
Cascata	2005	147	137	0	10	2	$216,000—238,000
Tramonto	2005	212	146	5	66	10	$256,000—291,000
Tramonto Continuation	2010	91	0	0	91	0
Bella Sera	2005	129	78	9	51	9	$312,000—352,000
Cascata Ancora	2007	118	18	9	100	18	$196,000—218,000
Entrata	2007	96	0	0	0	0	$187,000—208,000

NEVADA REGION TOTAL		2,298	1,029	74	1,173	126

GRAND TOTALS:
Wholly-Owned . . . . . . . . . . . . . . . . . . . .		15,678	4,517	722	10,356	854
Joint Ventures . . . . . . . . . . . . . . . . . . . . .		3,545	781	74	2,764	115

		19,223	5,298	796	13,120	969

(1)	The estimated number of homes to be built at completion is subject to change, and there can be no assurance that the Company will build these homes.
(2)	Backlog consists of homes sold under sales contracts that have not yet closed, and there can be no assurance that closings of sold homes will occur.
(3)	Of the total homes subject to pending sales contracts as of June 30, 2007, 762 represent homes completed or under construction and 34 represent homes not yet under construction.
(4)	Lots owned as of June 30, 2007 include lots in backlog at June 30, 2007.
(5)	Sales price range reflects base price only and excluded any lot premium, buyer incentive and buyer selected options, which vary from project to project.
(6)	All or a portion of the lots in this project are not owned as of June 30, 2007. The Company consolidated the purchase price of the lots in accordance with Interpretation No. 46, and considers the lots owned at June 30, 2007.

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

The Company currently is under income tax examination by the Internal Revenue Service for years ended December 31, 2002 and 2003 and under state income tax examination in the states of California and Arizona for years ended December 31, 2001 through 2003.

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

On April 23, 2006, Delaware Chancery Court conditionally certified a class in the Consolidated Delaware Action. The parties to the Consolidated Delaware Action agreed to a Stipulation of Settlement, and on August 9, 2006, the Delaware Chancery Court certified a class in the Consolidated Delaware Action, approved the settlement, and dismissed the Consolidated Delaware Action with prejudice as to all defendants and the class. On February 16, 2007, the fee award to Plaintiffs’ counsel was appealed to the Supreme Court of the State of Delaware. On July 18, 2007, a three-judge panel of the Delaware Supreme Court heard oral argument, and, on July 19, 2007, referred the matter for consideration by the Court en Banc. Under the appealed award, the Company has no expected liability for Plaintiffs’ counsel fees, which are expected to be paid by General Lyon.

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

WILLIAM LYON HOMES Registrant

Date: August 8, 2007	By:	/s/ MICHAEL D. GRUBBS
MICHAEL D. GRUBBS Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: August 8, 2007	By:	/s/ W. DOUGLASS HARRIS
W. DOUGLASS HARRIS Senior Vice President, Corporate Controller and Corporate Secretary (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002