Form 10-Q
period 2007-09-30
WILLIAM LYON HOMES
filed 2007-11-09
CIK 1095996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐                    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at November 1, 2007
Common stock, par value $.01	1,000

WILLIAM LYON HOMES

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements.

WILLIAM LYON HOMES

CONSOLIDATED BALANCE SHEETS

(in thousands except number of shares)

ASSETS
	September 30, 2007	December 31, 2006
	(unaudited)
Cash and cash equivalents	$34,456	$38,732
Receivables — Note 7	38,474	119,491
Real estate inventories — Notes 2 and 3
Owned	1,488,538	1,431,753
Not owned	143,920	200,667
Investments in and advances to unconsolidated joint ventures — Note 4	1,124	3,560
Property and equipment, less accumulated depreciation of $12,955 and $12,465 at September 30, 2007 and December 31, 2006, respectively	16,673	16,828
Deferred loan costs	10,396	11,258
Goodwill	5,896	5,896
Other assets	26,003	50,410

	$1,765,480	$1,878,595

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$49,042	$48,592
Accrued expenses	65,830	111,871
Liabilities from inventories not owned	102,153	131,564
Notes payable	459,663	304,096
7 5/8% Senior Notes due December 15, 2012 — Note 5	150,000	150,000
10 3/4% Senior Notes due April 1, 2013 — Note 5	247,466	247,218
7 1/2% Senior Notes due February 15, 2014 — Note 5	150,000	150,000

	1,224,154	1,143,341

Minority interest in consolidated entities — Notes 2 and 3	72,623	109,859

Stockholders’ equity — Note 8
Common stock, par value $.01 per share; 3,000 shares authorized; 1,000 shares outstanding at September 30, 2007 and December 31, 2006, respectively	—	—
Additional paid-in capital	48,867	43,213
Retained earnings	419,836	582,182

	468,703	625,395

	$1,765,480	$1,878,595

See accompanying notes.

WILLIAM LYON HOMES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Operating revenue
Home sales	$182,244	$303,708	$631,844	$1,017,713
Lots, land and other sales	—	7,540	27,529	9,170

	182,244	311,248	659,373	1,026,883

Operating costs
Cost of sales — homes	(159,767)	(241,237)	(537,644)	(784,335)
Cost of sales — lots, land and other	(854)	(5,862)	(25,621)	(8,630)
Impairment loss on real estate assets — Note 3	(59,001)	(14,025)	(146,666)	(14,025)
Sales and marketing	(14,882)	(17,933)	(45,587)	(47,836)
General and administrative	(9,691)	(12,892)	(30,387)	(49,313)
Other	(407)	(803)	(518)	(2,290)

	(244,602)	(292,752)	(786,423)	(906,429)

Equity in income (loss) of unconsolidated joint ventures — Note 4	316	(221)	(298)	3,398

Minority equity in income of consolidated entities — Note 2	(764)	(1,340)	(9,982)	(12,878)

Operating (loss) income	(62,806)	16,935	(137,330)	110,974
Financial advisory expenses — Note 8	—	(42)	—	(3,142)
Other income, net	1,494	874	4,036	3,035

(Loss) income before benefit (provision) for income taxes	(61,312)	17,767	(133,294)	110,867

Benefit (provision) for income taxes — Note 7
Benefit (provision) for income taxes	1,300	(7,265)	1,713	(43,770)
Reduction of deferred tax assets as a result of election to be taxed as an “S” corporation for income tax purposes effective on January 1, 2007	—	—	(31,887)	—

	1,300	(7,265)	(30,174)	(43,770)

Net (loss) income	$(60,012)	$10,502	$(163,468)	$67,097

See accompanying notes.

WILLIAM LYON HOMES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2007

(in thousands)

(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total
	Shares	Amount
Balance — December 31, 2006	1	$—	$43,213	$582,182	$625,395
Income tax benefit and related interest recognized as the result of the adoption of FIN 48 — Note 7	—	—	5,654	1,122	6,776
Net loss	—	—	—	(163,468)	(163,468)

Balance — September 30, 2007	1	$—	$48,867	$419,836	$468,703

See accompanying notes.

WILLIAM LYON HOMES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2007	2006
Operating activities
Net (loss) income	$(163,468)	$67,097
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	1,855	1,857
Impairment loss on real estate assets	146,666	14,025
Equity in loss (income) of unconsolidated joint ventures	298	(3,398)
Distributions of income from unconsolidated joint ventures	—	2,599
Minority equity in income of consolidated entities	9,982	12,878
State income tax refund credited to additional paid-in capital	—	10
Federal income tax refund credited to additional paid-in capital	—	1,820
Provision for income taxes	30,174	43,770
Net changes in operating assets and liabilities:
Receivables	88,158	104,454
Real estate inventories — owned	(155,976)	(204,104)
Real estate inventories — not owned	27,336	—
Deferred loan costs	862	1,301
Other assets	(7,478)	(10,109)
Accounts payable	(1,319)	(4,759)
Accrued expenses	(44,328)	(112,846)

Net cash used in operating activities	(67,238)	(85,405)

Investing activities
Investments in and advances to unconsolidated joint ventures	(4,636)	(380)
Net contributions of capital to unconsolidated joint ventures	—	(160)
Net cash paid for purchase of partner’s interest in unconsolidated joint venture	(1,484)	—
Purchases of property and equipment	(742)	(1,604)

Net cash used in investing activities	(6,862)	(2,144)

Financing activities
Proceeds from borrowing on notes payable	1,286,013	1,560,884
Principal payments on notes payable	(1,168,971)	(1,368,886)
Minority interest distributions, net	(47,218)	(135,076)
Common stock issued for exercised stock options	—	434

Net cash provided by financing activities	69,824	57,356

Net decrease in cash and cash equivalents	(4,276)	(30,193)
Cash and cash equivalents — beginning of period	38,732	52,369

Cash and cash equivalents — end of period	$34,456	$22,176

Supplemental disclosures of cash flow information
Real estate inventories and minority interest from previously consolidated variable interest entity	$—	$14,000

Other assets and minority interest from previously consolidated variable interest entity	$—	$8,404

Issuance of notes payable for land acquisitions	$—	$20,625

Consolidation of real estate inventories and minority interests from variable interest entities	$—	$35,124

Income tax benefit credited to additional paid-in capital and retained earnings	$6,776	$1,847

Net changes in liabilities from inventories not owned	$29,411	$—

Consolidation of net assets from purchase of partner’s interest in unconsolidated joint venture	$41,778	$—

Consolidation of net liabilities from purchase of partner’s interest in unconsolidated joint venture	$40,294	$—

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

The interim consolidated financial statements have been prepared in accordance with the Company’s customary accounting practices. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a presentation in accordance with U.S. generally accepted accounting principles have been included. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

The preparation of the Company’s financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities as of September 30, 2007 and December 31, 2006 and revenues and expenses for the periods presented. Accordingly, actual results could differ materially from those estimates in the near-term.

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

	September 30,
	2007	2006
Warranty liability, beginning of period	$23,364	$20,219
Warranty provision during period	6,215	9,586
Warranty payments during period	(10,270)	(13,000)
Warranty charges related to pre-existing warranties during period	2,179	4,715

Warranty liability, end of period	$21,488	$21,520

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

Supplemental consolidating financial information of the Company, specifically including information for the joint ventures and land banking arrangements consolidated under Interpretation No. 46, is presented below to allow investors to determine the nature of assets held and the operations of the consolidated entities. Investments in consolidated entities in the financial statements of wholly-owned entities presented below use the equity method of accounting. Consolidated real estate inventories-owned include land deposits under option agreements or land banking arrangements (excluding the consolidated land banking arrangements as previously described in this paragraph) of $22,874,000 and $34,517,000 at September 30, 2007 and December 31, 2006, respectively.

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

The Company enters into purchase agreements with various land sellers. In some instances, and as a method of acquiring land in staged takedowns, thereby minimizing the use of funds from the Company’s revolving credit facilities and other corporate financing sources and limiting the Company’s risk, the Company transfers its right in such purchase agreements to entities owned by third parties (“land banking arrangements”). These entities use equity contributions and/or incur debt to finance the acquisition and development of the lots. The entities grant the Company an option to acquire lots in staged takedowns. In consideration for this option, the Company makes a non-refundable deposit of 15% to 25% of the total purchase price. The Company is under no obligation to purchase the balance of the lots, but would forfeit remaining deposits and be subject to penalties if the lots were not purchased. The Company does not have legal title to these entities or their assets and has not guaranteed their liabilities. These land banking arrangements help the Company manage the financial and market risk associated with land holdings. As described above, Interpretation No. 46, requires the consolidation of the assets, liabilities, and operations of four of the Company’s land banking arrangements including, as of September 30, 2007 and December 31, 2006, real estate inventories of $41,767,000 and $69,103,000, respectively. The Company participates in one land banking arrangement, which is not a VIE in accordance with Interpretation No. 46, and is not consolidated as of September 30, 2007 and December 31, 2006, respectively. The deposits related to the unconsolidated land banking arrangement have been recorded in the accompanying consolidated balance sheets.

In addition, the Company participates in another land banking arrangement, which is not a VIE in accordance with Interpretation No. 46, but is consolidated in accordance with SFAS No. 49, Accounting for Product Financing Arrangements, (“FAS 49”). Under the provisions of FAS 49, the Company has determined it is economically compelled, based on certain factors, to purchase the land in the land banking arrangement, and therefore, must record the remaining purchase price of the land of $102,153,000, which is included in real estate inventories not owned and liabilities from inventories not owned in the accompanying balance sheet, as of September 30, 2007.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

Summary information with respect to the Company’s consolidated and unconsolidated land banking arrangements is as follows as of September 30, 2007 (dollars in thousands):

	Consolidated	Unconsolidated
Total number of land banking projects	5	1

Total number of lots	1,074	323

Total purchase price	$271,178	$64,000

Balance of lots still under option and not purchased:
Number of lots	768	229

Purchase price, net of deposits	$143,920	$32,976

Forfeited deposits if lots are not purchased	$35,088	$12,457

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET BY FORM OF OWNERSHIP

(in thousands)

	September 30, 2007
	Wholly- Owned	Variable Interest Entities Under Interpretation No. 46	Eliminating Entries	Consolidated Total

ASSETS

Cash and cash equivalents	$24,834	$9,622	$—	$34,456
Receivables	38,212	262	—	38,474
Real estate inventories
Owned	1,319,719	168,819	—	1,488,538
Not owned	102,153	41,767	—	143,920
Investments in and advances to unconsolidated joint ventures	1,124	—	—	1,124
Investments in consolidated entities	74,407	—	(74,407)	—
Other assets	58,968	—	—	58,968
Intercompany receivables	—	4,814	(4,814)	—

	$1,619,417	$225,284	$(79,221)	$1,765,480

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued expenses	$105,650	$9,222	$—	$114,872
Liabilities from inventories not owned	102,153	—	—	102,153
Notes payable	390,631	69,032	—	459,663
7 5/8% Senior Notes due December 15, 2012	150,000	—	—	150,000
10 3/4% Senior Notes due April 1, 2013	247,466	—	—	247,466
7 1/2% Senior Notes due February 15, 2014	150,000	—	—	150,000
Intercompany payables	4,814	—	(4,814)	—

Total liabilities	1,150,714	78,254	(4,814)	1,224,154
Minority interest in consolidated entities	—	—	72,623	72,623
Owners’ capital
William Lyon Homes	—	74,407	(74,407)	—
Others	—	72,623	(72,623)	—
Stockholders’ equity	468,703	—	—	468,703

	$1,619,417	$225,284	$(79,221)	$1,765,480

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS BY FORM OF OWNERSHIP

(in thousands)

	Three Months Ended September 30, 2007
	Wholly-Owned	Variable Interest Entities Under Interpretation No. 46	Eliminating Entries	Consolidated Total
Operating revenue
Sales	$166,634	$15,610	$—	$182,244
Management fees	542	—	(542)	—

	167,176	15,610	(542)	182,244

Operating costs
Cost of sales	(148,317)	(12,846)	542	(160,621)
Impairment loss on real estate assets	(59,001)	—	—	(59,001)
Sales and marketing	(13,518)	(1,364)	—	(14,882)
General and administrative	(9,691)	—	—	(9,691)
Other	(407)	—	—	(407)

	(230,934)	(14,210)	542	(244,602)

Equity in income of unconsolidated joint ventures	316	—	—	316

Equity in income of consolidated entities	732	—	(732)	—

Minority equity in income of consolidated entities	—	—	(764)	(764)

Operating (loss) income	(62,710)	1,400	(1,496)	(62,806)
Other income, net	1,398	96	—	1,494

(Loss) income before benefit for income taxes	(61,312)	1,496	(1,496)	(61,312)
Benefit for income taxes	1,300	—	—	1,300

Net (loss) income	$(60,012)	$1,496	$(1,496)	$(60,012)

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS BY FORM OF OWNERSHIP

(in thousands)

	Nine Months Ended September 30, 2007
	Wholly- Owned	Variable Interest Entities Under Interpretation No. 46	Elimination Entries	Consolidated Total
Operating revenue
Sales	$580,079	$96,636	$(17,342)	$659,373
Management fees	2,378	—	(2,378)	—

	582,457	96,636	(19,720)	659,373

Operating costs
Cost of sales	(505,291)	(77,694)	19,720	(563,265)
Loss on impairment of real estate assets	(146,666)	—	—	(146,666)
Sales and marketing	(40,006)	(5,581)	—	(45,587)
General and administrative	(30,373)	(14)	—	(30,387)
Other	(518)	—	—	(518)

	(722,854)	(83,289)	19,720	(786,423)

Equity in loss of unconsolidated joint ventures	(298)	—	—	(298)

Equity in income of consolidated entities	3,697	—	(3,697)	—

Minority equity in income of consolidated entities	—	—	(9,982)	(9,982)

Operating (loss) income	(136,998)	13,347	(13,679)	(137,330)
Other income, net	3,704	332	—	4,036

(Loss) income before provision for income taxes	(133,294)	13,679	(13,679)	(133,294)
Provision for income taxes	(30,174)	—	—	(30,174)

Net (loss) income	$(163,468)	$13,679	$(13,679)	$(163,468)

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

Note 3 — Real Estate Inventories

Real estate inventories consist of the following (in thousands):

	September 30, 2007	December 31, 2006
Inventories owned:
Deposits	$22,874	$34,517
Land	471,449	676,274
Construction in progress	811,447	548,762
Completed inventory, including model homes	182,768	172,200

Total	$1,488,538	$1,431,753

Inventories not owned: (1)
Variable interest entities — land banking arrangement	$41,767	$69,103
Other land options contracts	102,153	131,564

Total inventories not owned	$143,920	$200,667

(1)	Includes the consolidation of certain lot option arrangements and land banking arrangements determined to be VIEs under Interpretation No. 46 in which the company is considered the primary beneficiary (See Note 2 above) and the consolidation of a certain land banking arrangement recorded as a product financing arrangement. Amounts are net of deposits.

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

The results of operations for the three and nine months ended September 30, 2007, include non-cash charges of $59,001,000 and $146,666,000 to record impairment losses on real estate assets held by the Company at certain of its homebuilding projects. The impairments were primarily attributable to slower than anticipated home sales and lower than anticipated net revenue due to softening market conditions. As a result, the future undiscounted cash flows estimated to be generated were determined to be less than the carrying amount of the assets. Accordingly, the related real estate assets were written-down to their estimated fair value. The non-cash charges are reflected in impairment loss on real estate assets in the accompanying consolidated statements of operations.

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

Note 4 — Investments in and Advances to Unconsolidated Joint Ventures

The Company and certain of its subsidiaries are general partners or members in joint ventures involved in the development and sale of residential projects. The consolidated financial statements of the Company include the accounts of the Company, all majority-owned and controlled subsidiaries and certain joint ventures which have been determined to be variable interest entities in which the Company is considered the primary beneficiary (see Note 2). The financial statements of joint ventures which have not been determined to be variable interest entities in which the Company is considered the primary beneficiary are not consolidated with the Company’s financial statements. The Company’s investments in unconsolidated joint ventures are accounted for using the equity method because the Company has a 50% or less voting or economic interest (and thus such joint ventures are not controlled by the Company). Condensed combined financial information of these unconsolidated joint ventures as of September 30, 2007 and December 31, 2006 is summarized as follows:

CONDENSED COMBINED BALANCE SHEETS

(in thousands)

	September 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Cash and cash equivalents	$88	$328
Receivables	—	309
Real estate inventories	—	40,913
Investment in unconsolidated joint venture	2,227	2,048
Property and equipment	—	985

	$2,315	$44,583

LIABILITIES AND OWNERS’ CAPITAL
Accounts payable	$68	$765
Notes payable	—	38,525
Advances from William Lyon Homes	—	1,825

	68	41,115

Owners’ capital
William Lyon Homes	1,124	1,735
Others	1,123	1,733

	2,247	3,468

	$2,315	$44,583

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONDENSED COMBINED STATEMENTS OF OPERATIONS

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Operating revenue
Land sales	$—	$3,104	$—	$13,524

Operating costs
Cost of sales — land	—	(2,814)	—	(10,615)
Other	—	(478)	(743)	(1,106)

	—	(3,292)	(743)	(11,721)

Equity in income (loss) of unconsolidated joint ventures	631	(314)	39	4,688

Operating income (loss)	631	(502)	(704)	6,491
Other income, net	—	61	108	305

Net income (loss)	$631	$(441)	$(596)	$6,796

Allocation to owners:
William Lyon Homes	$316	$(221)	(298)	$3,398
Others	315	(220)	(298)	3,398

	$631	$(441)	$(596)	$6,796

Income and loss allocations and cash distributions from unconsolidated joint ventures to the Company are based on predetermined formulas between the Company and the joint venture partners as specified in the applicable partnership or operating agreements. The Company generally receives, after partners’ priority returns and return of partners’ capital, approximately 50% of the profits and cash flows from joint ventures.

In July 2007, the Company purchased its partner’s interest for $2,100,000 in an unconsolidated limited liability company formed for the purpose of acquiring and developing land in Nevada, of which it was a member. Upon the completion of the transaction, the assets and liabilities of the limited liability Company were consolidated with the Company’s financial statements. At September 30, 2007, the Company was the sole member of the limited liability company, which had outstanding land acquisition and development debt of $39,775,000. The current maturity date of the debt is July 5, 2010. The debt bears interest based on LIBOR pricing (7.373% at September 30, 2007) and is secured by the real estate inventories of the limited liability company in the amount of $47,702,000 at September 30, 2007.

Note 5 — Senior Notes

As of September 30, 2007, the Company had the following outstanding Senior Note obligations (collectively, the “Senior Notes”) (in thousands):

7 5/8% Senior Notes due December 15, 2012	$150,000
10 3/4% Senior Notes due April 1, 2013	247,466
7 1/2% Senior Notes due February 15, 2014	150,000

$547,466

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

At September 30, 2007, the Company had approximately $390,632,000 of secured indebtedness (excluding approximately $69,031,000 of secured indebtedness of consolidated entities — see Note 2) and approximately $134,916,000 of additional secured indebtedness available to be borrowed under the Company’s credit facilities, as limited by the Company’s borrowing base formulas.

Supplemental consolidating financial information of the Company, specifically including information for California Lyon, the issuer of the 10 3/4% Senior Notes, the 7 1 /2% Senior Notes and the 7 5/8% Senior Notes, and Delaware Lyon and the guarantor subsidiaries is presented below. Investments in subsidiaries are presented using the equity method of accounting. Separate financial statements of California Lyon and the guarantor subsidiaries are not provided, as the consolidating financial information contained herein provides a more meaningful disclosure to allow investors to determine the nature of assets held and the operations of the combined groups.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONSOLIDATING BALANCE SHEET

September 30, 2007

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
ASSETS
Cash and cash equivalents	$—	$22,199	$4,716	$7,541	$—	$34,456
Receivables	—	17,058	20,702	714	—	38,474
Real estate inventories
Owned	—	1,326,937	61	161,540	—	1,488,538
Not Owned	—	143,920	—	—	—	143,920
Investments in and advances to unconsolidated joint ventures	—	1,124	—	—	—	1,124
Property and equipment, net	—	2,823	13,850	—	—	16,673
Deferred loan costs	—	10,396	—	—	—	10,396
Goodwill	—	5,896	—	—	—	5,896
Other assets	—	24,085	1,918	—	—	26,003
Investments in subsidiaries	468,703	69,318	8,523	—	(546,544)	—
Intercompany receivables	—	—	188,675	5,471	(194,146)	—

	$468,703	$1,623,756	$238,445	$175,266	$(740,690)	$1,765,480

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$—	$35,101	$371	$13,570	$—	$49,042
Accrued expenses	—	63,583	2,085	162	—	65,830
Liabilities from inventories not owned	—	102,153	—	—	—	102,153
Notes payable	—	376,502	18,360	64,801	—	459,663
7 5/8% Senior Notes	—	150,000	—	—	—	150,000
10 3/4% Senior Notes	—	247,466	—	—	—	247,466
7 1/2% Senior Notes	—	150,000	—	—	—	150,000
Intercompany payables	—	194,132	—	14	(194,146)	—

Total liabilities	—	1,318,937	20,816	78,547	(194,146)	1,224,154
Minority interest in consolidated entities	—	—	—	—	72,623	72,623
Stockholders’ equity	468,703	304,819	217,629	96,719	(619,167)	468,703

	$468,703	$1,623,756	$238,445	$175,266	$(740,690)	$1,765,480

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended September 30, 2007

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$144,152	$22,482	$15,610	$—	$182,244
Management fees	—	542	—	—	(542)	—

	—	144,694	22,482	15,610	(542)	182,244

Operating costs
Cost of sales	—	(130,338)	(17,979)	(12,846)	542	(160,621)
Impairment loss on real estate assets	—	(59,001)	—	—	—	(59,001)
Sales and marketing	—	(12,158)	(1,360)	(1,364)	—	(14,882)
General and administrative	—	(9,592)	(99)	—	—	(9,691)
Other	—	(414)	7	—	—	(407)

	—	(211,503)	(19,431)	(14,210)	542	(244,602)

Equity in income (loss) of unconsolidated joint ventures	—	316	—	—	—	316

(Loss) income from subsidiaries	(60,012)	3,427	7	—	56,578	—

Minority equity in income of consolidated entities	—	—	—	—	(764)	(764)

Operating (loss) income	(60,012)	(63,066)	3,058	1,400	55,814	(62,806)
Other income, net	—	505	899	90	—	1,494

(Loss) income before provision for income taxes	(60,012)	(62,561)	3,957	1,490	55,814	(61,312)
Provision for income taxes	—	1,300	—	—	—	1,300

Net (loss) income	$(60,012)	$(61,261)	$3,957	$1,490	$55,814	$(60,012)

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS

Nine Months Ended September 30, 2007

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$490,460	$89,619	$96,636	$(17,342)	$659,373
Management fees	—	2,378	—	—	(2,378)	—

	—	492,838	89,619	96,636	(19,720)	659,373

Operating costs
Cost of sales	—	(434,375)	(70,916)	(77,694)	19,720	(563,265)
Impairment loss on real estate assets	—	(146,666)	—	—	—	(146,666)
Sales and marketing	—	(34,964)	(5,042)	(5,581)	—	(45,587)
General and administrative	—	(30,069)	(304)	(14)	—	(30,387)
Other	—	(414)	(104)	—	—	(518)

	—	(646,488)	(76,366)	(83,289)	19,720	(786,423)

Equity in (loss) income of unconsolidated joint ventures	—	74	(372)	—	—	(298)

(Loss) income from subsidiaries	(163,468)	15,911	20	—	147,537	—

Minority equity in income of consolidated entities	—	—	—	—	(9,982)	(9,982)

Operating (loss) income	(163,468)	(137,665)	12,901	13,347	137,555	(137,330)
Other income, net	—	1,163	2,537	336	—	4,036

Income (loss) before provision for income taxes	(163,468)	(136,502)	15,438	13,683	137,555	(133,294)
Provision for income taxes	—	(30,174)	—	—	—	(30,174)

Net (loss) income	$(163,468)	$(166,676)	$15,438	$13,683	$137,555	$(163,468)

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended September 30, 2007

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company

Operating activities:
Net (loss) income	$(163,468)	$(166,676)	$15,483	$13,683	$137,555	$(163,468)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	1,115	740	—	—	1,855
Equity in (income) loss of unconsolidated joint ventures	—	(74)	372	—	—	298
Minority equity in income of consolidated entities	—	—	—	—	9,982	9,982
Equity in loss (earnings) of subsidiaries	163,468	(15,911)	(20)	—	(147,537)	—
Impairment loss on real estate asset	—	146,666	—	—	—	146,666
Provision for income taxes	—	30,174	—	—	—	30,174
Net changes in operating assets and liabilities:
Receivables	—	46,167	41,472	519	—	88,158
Intercompany receivables/payables	—	—	(18,692)	(2,141)	20,833	—
Real estate inventories owned	—	(179,239)	1,785	21,478	—	(155,976)
Real estate inventories not owned	—	27,336	—	—	—	27,336
Deferred loan costs	—	862	—	—	—	862
Other assets	—	(8,246)	768	—	—	(7,478)
Accounts payable	—	31	(713)	(637)	—	(1,319)
Accrued expenses	—	(39,205)	(5,113)	(10)	—	(44,328)

Net cash (used in) provided by operating activities	—	(157,000)	36,037	32,892	20,833	(67,238)

Investing activities:
Net change in investment in unconsolidated joint ventures	—	(4,264)	(372)	—	—	(4,636)
Net cash paid for purchase of partner’s interest in unconsolidated joint venture	—	(1,484)	—	—	—	(1,484)
Purchases of property and equipment	—	(487)	(255)	—	—	(742)
Investments in subsidiaries	—	23,874	(1)	—	(23,873)	—
Advances (to) from affiliates	—	(14,341)	—	—	14,341	—

Net cash used in investing activities	—	3,298	(628)	—	(9,532)	(6,862)

Financing activities:
Proceeds from borrowings on notes payable	—	737,534	554,086	(5,607)	—	1,286,013
Principal payments on notes payable	—	(573,886)	(595,085)	—	—	(1,168,971)
Minority interest distributions, net	—	—	—	(47,218)	—	(47,218)
Advances (to) from affiliates	—	—	(916)	12,217	(11,301)	—

Net cash provided by (used in) financing activities	—	163,648	(41,915)	(40,608)	(11,301)	69,824

Net (decrease) increase in cash and cash equivalents	—	9,946	(6,506)	(7,716)	—	(4,276)
Cash and cash equivalents at beginning of period	—	12,253	11,222	15,257	—	38,732

Cash and cash equivalents at end of period	$—	$22,199	$4,716	$7,541	$—	$34,456

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

Note 6 — Related Party Transactions

On October 26, 2000, the Company’s Board of Directors (with Messrs. William Lyon and William H. Lyon abstaining) approved the purchase of 579 lots for a total purchase price of $12,581,000 from an entity controlled by William Lyon and William H. Lyon. In addition to the purchase price, one-half of the net profits in excess of six percent from the development are to be paid to the seller. As of December 31, 2004, all lots were purchased under this agreement and during the nine months ended September 30, 2007, $8,305,000 was paid to the seller, and a total amount has been paid of $14,015,000 as of September 30, 2007. This land acquisition qualified as an affiliate transaction under the Company’s 12 1/2% Senior Notes due July 1, 2003 Indenture dated as of June 29, 1994, as amended (“Old Indenture”). Pursuant to the terms of the Old Indenture, the Company determined that the land acquisition is on terms that are no less favorable to the Company than those that would have been obtained in a comparable transaction by the Company with an unrelated person. The Company delivered to the Trustee under the Old Indenture a resolution of the Board of Directors of the Company set forth in an Officers’ Certificate certifying that the land acquisition is on terms that are no less favorable to the Company than those that would have been obtained in a comparable transaction by the Company with an unrelated person and the land acquisition was approved by a majority of the disinterested members of the Board of Directors of the Company. Further, the Company delivered to the Trustee under the Indenture a determination of value by a real estate appraisal firm which is of regional standing in the region in which the subject property is located and is MAI certified.

For the three months ended September 30, 2007 and 2006, the Company incurred reimbursable on-site labor costs of $42,000 and $52,000, respectively, for providing customer service to real estate projects developed by entities controlled by William Lyon and William H. Lyon, of which $24,000 and $1,000 was due to the Company at September 30, 2007 and December 31, 2006, respectively. For the nine months ended September 30, 2007 and 2006, the Company incurred reimbursable on-site labor costs of $121,000 and $110,000, respectively, for providing customer service to real estate projects developed by entities controlled by William Lyon and William H. Lyon.

For each of the three and nine month periods ended September 30, 2007 and 2006, the Company incurred charges of $189,000 and $566,000, respectively, related to rent on its corporate office, from a trust of which William H. Lyon is the sole beneficiary.

Effective September 1, 2004, the Company entered into an aircraft consulting and management agreement with an affiliate (the “Affiliate”) of William Lyon to operate and manage the Company’s aircraft. The terms of the agreement provide that the Affiliate shall consult and render its advice and management services to the Company with respect to all functions necessary to the operation, maintenance and administration of the aircraft. The Company’s business plan for the aircraft includes (i) use by Company executives for traveling on Company business to the Company’s divisional offices and other destinations, (ii) charter service to outside third parties and (iii) charter service to William Lyon personally. Charter services for outside third parties are contracted for at market rates. As compensation to the Affiliate for its management and consulting services under the agreement, the Company pays the Affiliate a fee equal to (i) the amount equal to 107% of compensation paid by the affiliate for the pilots supplied pursuant to the agreement, (ii) $50 per operating hour for the aircraft and (iii) $9,000 per month for hangar rent. In addition, all maintenance work, inspections and repairs performed by the Affiliate on the aircraft are charged to the Company at the Affiliate’s published rates for maintenance, inspections and repairs in effect at the time such work is completed. The total compensation paid to the Affiliate under the agreement amounted to $406,000 and $344,000 for the three months ended September 30, 2007 and 2006, respectively, and $1,022,000 and $997,000, for the nine months ended September 30, 2007 and 2006, respectively.

Effective July 1, 2006, General William Lyon entered into a time sharing agreement (“the Agreement”) with the Company pertaining to his personal use of the aircraft. The agreement calls for General Lyon to reimburse

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

the company for all costs incurred by the Company during his personal flights plus a surcharge on fuel consumption of two times the cost. Pursuant to the agreement and the rates charged to General Lyon prior to the agreement, the Company had earned revenue of $263,000 and $201,000 for charter services provided to William Lyon personally, during the three months ended September 30, 2007 and 2006, respectively, and $368,000 and $333,000 was due to the Company at September 30, 2007 and December 31, 2006, respectively. In October 2007, the Company received $133,000 of the amount due to the Company from William Lyon personally. For the nine months ended September 30, 2007 and 2006, the Company had earned revenue of $461,000 and $392,000, respectively for charter services provided to General Lyon, personally.

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

The Company purchased land for a total purchase price of $17,342,000 during the nine months ended September 30, 2007 from one of the Company’s joint ventures. No profit was recognized by the joint venture from the purchase.

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

Note 7 — Income Taxes

Effective January 1, 2007, the Company made an election in accordance with federal and state regulations to be taxed as an “S” corporation rather than a “C” corporation. Under this election, the Company’s taxable income flows through to and is reported on the personal tax returns of its shareholders. The shareholders are responsible for paying the appropriate taxes based on this election. The Company does not pay any federal taxes under this election and is only required to pay certain state taxes based on a rate of approximately 1.5% of taxable income. As a result of this election, the Company’s provision for income taxes for the nine months ended September 30, 2007 included a reduction of deferred tax assets of $31,887,000 due to the elimination of any future tax benefit by the Company from such assets. In addition, unused recognized built in losses in the amount of $19,414,000 are no longer available to the Company. The Company recorded a benefit for income taxes during the three and nine months ended September 30, 2007 of $1,300,000 and $1,713,000, respectively, based on operating losses during the period compared to a provision for income taxes of $7,265,000 and $43,770,000, respectively, during the three and nine months ended September 30, 2006.

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be considered “more-likely-than-not” to be sustained upon examination by taxing authorities. The Company has taken positions in certain taxing jurisdictions for which it is more likely than not that previously unrecognized tax benefits will be recognized. In addition, the Company has elected to recognize interest and penalties related to uncertain tax positions in the income tax provision. In accordance with the provisions of FIN 48, effective January 1, 2007, the Company recorded an income tax refund receivable of $5,654,000 and recognized the associated tax benefit as an increase in additional paid-in capital. In connection therewith, the Company recorded interest receivable of $1,122,000 and recognized the associated tax benefit as an increase in retained earnings.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is subject to U.S. federal income tax examination for calendar tax years ending 2002 through 2006. The Company is subject to various state income tax examinations for calendar tax years ending 2001 through 2006.

The Company currently is under income tax examination by the Internal Revenue Service for years ended December 31, 2002, 2003 and 2004 and under state income tax examination in the states of California and Arizona for years ended December 31, 2001 through 2003.

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

The Company incurred $3,165,000 in financial advisory expenses related to the tender offer, of which $42,000 and $3,142,000 were incurred during the three and nine months ended September 30, 2006, respectively, and is reflected as financial advisory expenses in the accompanying consolidated statement of income.

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

Litigation Arising from General Lyon’s Tender Offer

On March 17, 2006, the Company’s principal stockholder commenced a tender offer (the “Tender Offer”) to purchase all outstanding shares of the Company’s common stock not already owned by him. Initially, the price offered in the Tender Offer was $93 per share, but it was subsequently increased to $109 per share.

Two purported class action lawsuits were filed in the Court of Chancery of the State of Delaware in and for New Castle County, purportedly on behalf of the public stockholders of the Company, challenging the Tender Offer and challenging related actions of the Company and the directors of the Company. Stephen L. Brown v. William Lyon Homes, et al., Civil Action No. 2015-N was filed on March 20, 2006, and Michael Crady, et al. v. General William Lyon, et al., Civil Action No. 2017-N was filed on March 21, 2006 (collectively, the “Delaware Complaints”). On March 21, 2006, plaintiff in the Brown action also filed a First Amended Complaint. The Delaware Complaints named the Company and the directors of the Company as defendants. These complaints allege, among other things, that the defendants had breached their fiduciary duties owed to the plaintiffs in connection with the Tender Offer and other related corporate activities. The plaintiffs sought to enjoin the Tender Offer and, among other things, to obtain attorneys’ fees and expenses related to the litigation.

On March 23, 2006, the Company announced that its Board had appointed a special committee of independent directors who were not members of the Company’s management or employed by the Company (the “Special Committee”) to consider the Tender Offer. The members of the Special Committee were Harold H. Greene, Lawrence M. Higby, and Dr. Arthur Laffer. The Company also announced that the Special Committee had retained Morgan Stanley & Co. as its financial advisor and Gibson, Dunn & Crutcher LLP as its legal counsel.

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

On April 23, 2006, Delaware Chancery Court conditionally certified a class in the Consolidated Delaware Action. The parties to the Consolidated Delaware Action agreed to a Stipulation of Settlement, and on August 9, 2006, the Delaware Chancery Court certified a class in the Consolidated Delaware Action, approved the settlement, and dismissed the Consolidated Delaware Action with prejudice as to all defendants and the class. On February 16, 2007, the fee award to Plaintiffs’ counsel was appealed to the Supreme Court of the State of Delaware. On July 18, 2007, a three-judge panel of the Delaware Supreme Court heard oral argument, and, on July 19, 2007, referred the matter for consideration by the Court en Banc, which heard oral argument on September 19, 2007. Under the appealed award, the Company has no expected liability for Plaintiffs’ counsel fees, which are expected to be paid by General Lyon.

A purported class action lawsuit challenging the Tender Offer was also filed in the Superior Court of the State of California, County of Orange. On March 17, 2006, a complaint captioned Alaska Electrical Pension

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

Fund v. William Lyon Homes, Inc., et al., Case No. 06-CC-00047, was filed. On April 5, 2006, plaintiff in the Alaska Electrical action filed an Amended Complaint (the “California Action”). The complaint in the California Action named the Company and the directors of the Company as defendants and alleged, among other things, that the defendants had breached their fiduciary duties to the public stockholders. Plaintiff in the California Action also sought to enjoin the Tender Offer, and, among other things, to obtain attorneys’ fees and expenses related to the litigation.

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

As of September 30, 2007, the Company had $21.8 million of outstanding irrevocable standby letters of credit to guarantee the Company’s financial obligations under certain land banking arrangements, joint venture agreements and other contractual arrangements in the normal course of business. The beneficiary may draw upon these letters of credit in the event of a contractual default by the Company relating to each respective obligation. These letters of credit have varying terms and maturities through 2009, at which time the Company may be required to renew the letters of credit to coincide with the term of the respective arrangement.

The Company also had outstanding performance and surety bonds of $289.9 million at September 30, 2007 related principally to its obligations for site improvements at various projects. The Company does not believe that draws upon these bonds, if any, will have a material effect on the Company’s financial position, results of operations or cash flows.

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

Results of Operations

Overview and Recent Results

Selected financial and operating information for the Company including its wholly-owned projects and joint ventures as of and for the periods presented is as follows:

	Three Months Ended September 30,
	2007			2006
	Wholly-Owned	Joint Ventures	Consolidated Total	Wholly-Owned	Joint Ventures	Consolidated Total
Selected Financial Information (dollars in thousands)
Homes closed	375	41	416	564	36	600

Home sales revenue	$166,634	$15,610	$182,244	$290,349	$13,359	$303,708
Cost of sales	(147,463)	(12,304)	(159,767)	(231,817)	(9,420)	(241,237)

Gross margin	$19,171	$3,306	$22,477	$58,532	$3,939	$62,471

Gross margin percentage	11.5%	21.2%	12.3%	20.2%	29.5%	20.6%

Number of homes closed
California	234	41	275	284	36	320
Arizona	90	—	90	144	—	144
Nevada	51	—	51	136	—	136

Total	375	41	416	564	36	600

Average sales price
California	$550,000	$380,700	$524,700	$670,100	$371,100	$636,500
Arizona	249,800	—	249,800	336,500	—	336,500
Nevada	303,100	—	303,100	379,200	—	379,200

Total	$444,400	$380,700	$438,100	$514,800	$371,100	$506,200

Number of net new home orders
California	216	31	247	317	54	371
Arizona	62	—	62	61	—	61
Nevada	28	—	28	69	—	69

Total	306	31	337	447	54	501

Average number of sales locations during period
California	36	5	41	31	6	37
Arizona	5	—	5	6	—	6
Nevada	11	—	11	12	—	12

Total	52	5	57	49	6	55

	As of September 30,
	2007			2006
	Wholly-Owned	Joint Ventures	Consolidated Total	Wholly-Owned	Joint Ventures	Consolidated Total
Backlog of homes sold but not closed at end of period
California	464	64	528	508	88	596
Arizona	138	—	138	363	—	363
Nevada	51	—	51	81	—	81

Total	653	64	717	952	88	1,040

Dollar amount of homes sold but not closed at end of period (dollars in thousands)
California	$269,582	$24,494	$294,076	$352,832	$37,453	$390,285
Arizona	32,195	—	32,195	99,470	—	99,470
Nevada	17,069	—	17,069	28,056	—	28,056

Total	$318,846	$24,494	$343,340	$480,358	$37,453	$517,811

Lots controlled at end of period
Owned lots
California	4,267	978	5,245	4,586	637	5,223
Arizona	4,587	1,745	6,332	4,189	2,567	6,756
Nevada	3,146	—	3,146	1,362	—	1,362

Total	12,000	2,723	14,723	10,137	3,204	13,341

Optioned lots(1)
California			1,122			3,171
Arizona			2,728			3,442
Nevada			—			1,983

Total			3,850			8,596

Total lots controlled
California			6,367			8,394
Arizona			9,060			10,198
Nevada			3,146			3,345

Total			18,573			21,937

(1)	Optioned lots may be purchased by the Company as wholly-owned projects or may be purchased by newly formed joint ventures.

	Nine Months Ended September 30,
	2007			2006
	Wholly-owned	Joint Ventures	Combined Total	Wholly-owned	Joint Ventures	Combined Total
Selected Financial Information (dollars in thousands)
Homes closed	1,229	156	1,385	1,709	240	1,949

Home sales revenue	$565,088	$66,756	$631,844	$909,774	$107,939	$1,017,713
Cost of sales	(487,374)	(50,270)	(537,644)	(709,329)	(75,006)	(784,335)

Gross margin	$77,714	$16,486	$94,200	$200,445	$32,933	$233,378

Gross margin percentage	13.8%	24.7%	14.9%	22.0%	30.5%	22.9%

Number of homes closed
California	738	156	894	962	240	1,202
Arizona	314	—	314	376	—	376
Nevada	177	—	177	371	—	371

Total	1,229	156	1,385	1,709	240	1,949

Average sales price
California	$564,900	$427,900	$541,000	$650,900	$449,700	$610,700
Arizona	281,300	—	281,300	374,600	—	374,600
Nevada	338,100	—	338,100	384,900	—	384,900

Total	$459,800	$427,900	$456,200	$532,300	$449,700	$522,200

Number of net new home orders
California	899	168	1,067	847	220	1,067
Arizona	261	—	261	343	—	343
Nevada	168	—	168	288	—	288

Total	1,328	168	1,496	1,478	220	1,698

Average number of sales locations during period
California	31	6	37	27	6	33
Arizona	5	—	5	6	—	6
Nevada	10	—	10	12	—	12

Total	46	6	52	45	6	51

On a consolidated basis, the number of net new home orders for the three months ended September 30, 2007 decreased 32.7% to 337 homes from 501 homes for the three months ended September 30, 2006. The number of homes closed on a consolidated basis for the three months ended September 30, 2007, decreased 30.7% to 416 homes from 600 homes for the three months ended September 30, 2006. On a consolidated basis, the number of net new home orders for the nine months ended September 30, 2007 decreased 11.9% to 1,496 homes from 1,698 homes for the nine months ended September 30, 2006. The number of homes closed on a consolidated basis for the nine months ended September 30, 2007 decreased 28.9% to 1,385 homes from 1,949 homes for the nine months ended September 30, 2006. On a consolidated basis, the backlog of homes sold but not closed as of September 30, 2007 was 717, down 31.1% from 1,040 homes a year earlier, and down 9.9% from 796 homes at June 30, 2007.

Homes in backlog are generally closed within three to six months. The dollar amount of backlog of homes sold but not closed on a consolidated basis as of September 30, 2007 was $343.3 million, down 33.7% from $517.8 million as of September 30, 2006 and down 13.5% from $396.7 million as of June 30, 2007. The cancellation rate of buyers who contracted to buy a home but did not close escrow at the Company’s projects was approximately 42% during the three months ended September 30, 2007 compared to 39% during the three months ended September 30, 2006. The inventory of completed and unsold homes was 100 homes as of September 30, 2007.

The average number of sales locations during the three months ended September 30, 2007 was 57, up 3.6% from 55 in the comparable period a year ago. The Company’s number of new home orders per average sales location decreased to 5.9 for the three months ended September 30, 2007 as compared to 9.1 for the three months ended September 30, 2006.

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

Comparison of Three Months Ended September 30, 2007 to September 30, 2006

Consolidated operating revenue for the three months ended September 30, 2007 was $182.2 million, a decrease of $129.0 million, or 41.5% from consolidated operating revenue of $311.2 million for the three months ended September 30, 2006. Revenue from sales of wholly-owned homes decreased $123.7 million, or 42.6%, to $166.6 million in the 2007 period from $290.3 million in the 2006 period. This decrease was comprised of (i) a decrease of $97.3 million due to a decrease in the number of wholly-owned homes closed to 375 in 2007 from 564 in 2006 and (ii) a decrease of $26.4 million due to a decrease in the average sales price of wholly-owned homes closed to $444,400 in the 2007 period from $514,800 in the 2006 period. Consolidated operating revenue includes revenue from sales of joint ventures due to the adoption of Interpretation No. 46. Revenue from sales of joint venture homes increased $2.2 million, or 16.4%, to $15.6 million in the 2007 period from $13.4 million in the 2006 period. This increase was comprised of (i) an increase of $0.4 million due to an increase in the average sales price of joint venture homes closed to $380,700 in the 2007 period from $371,100 in the 2006 period and (ii) an increase of $1.8 million due to an increase in the number of joint venture homes closed to 41 in 2007 from 36 in 2006. Revenue from sales of lots, land and other was $7.5 million in the 2006 period with no comparable amount in the 2007 period, due to the sale of a golf course in one of the Company’s markets in the 2006 period. The decrease in the average sales price of units closed in wholly-owned projects was due to a change in product mix and reduced sales prices and an increase in the use of sales incentives due to the slowing of new orders and competitive pressures.

Total operating loss is $62.8 million in the 2007 period compared to operating income of $16.9 million in the 2006 period. The excess of revenue from sales of homes over the related cost of sales (gross margin) decreased by $40.0 million to $22.5 million in the 2007 period from $62.5 million in the 2006 period primarily due to (i) a decrease in the number of homes closed to 416 in the 2007 period from 600 in the 2006 period, (ii) a decrease the average sales price of homes closed to $438,100 in the 2007 period from $506,200 in the 2006 period and (iii) a decrease in gross margin percentages to 12.3% in the 2007 period from 20.6% in the 2006 period. The decrease in period-over-period gross margin percentage primarily reflects the close out of projects with higher average gross margin percentages in 2006, a shift in product mix and the decrease in average sales prices in certain of the Company’s markets. The excess of revenue from sales of lots, land and other over the related cost of sales (gross margin) decreased to $(0.9) million in the 2007 period from $1.7 million in the 2006 period primarily due to the sale of a golf course in one of the Company’s markets in the 2006 period with no comparable bulk land sale in the 2007 period. In addition, costs of approximately $0.9 million were incurred related to the abandonment and write-off of project pre-acquisition costs for certain of the Company’s potential projects in the 2007 period compared to costs of $3.5 million related to the abandonment and write-off of project pre-acquisition costs and land option deposits for certain of the Company’s potential projects in the 2006 period.

Operating costs for the three months ended September 30, 2007 included an impairment loss on real estate assets of $59.0 million compared to $14.0 million for the three months ended September 30, 2006. The impairment was primarily attributable to slower than anticipated home sales and lower than anticipated net revenue due to softening market conditions. Accordingly, the real estate assets were written-down to their estimated fair value.

Sales and marketing expense decreased by $3.0 million to $14.9 million in the 2007 period from $17.9 million in the 2006 period primarily due to a decrease of $2.9 million in direct selling expenses to $5.9 million in the 2007 period from $8.8 million in the 2006 period. The decrease in direct selling expenses is caused by the decrease in outside broker costs of $1.6 million to $2.7 million in the 2007 period from $4.3 million in the 2006 period and salesperson commissions of $1.3 million to $1.9 million in the 2007 period from $3.2 million in the 2006 period.

General and administrative expenses decreased by $3.2 million to $9.7 million in the 2007 period from $12.9 million in the 2006 period, primarily as a result of a decrease of $2.3 million in bonus expense to $1.1 million in the 2007 period from $3.4 million in the 2006 period. Selling, general and administrative expense as a percentage of home sales revenue was 13.5% in the 2007 period compared to 10.1% in the 2006 period. Other operating costs consist of operating losses realized by golf course operations at certain of the Company’s projects which decreased to $0.4 million in the 2007 period compared to $0.8 million in the 2006 period. Equity in income (loss) from unconsolidated joint ventures increased to income of $0.3 million in the 2007 period from a loss of $0.2 in the 2006 period. Minority equity in income of consolidated entities decreased to $0.8 million in the 2007 period from $1.3 million in the 2006 period, primarily due to a decrease in gross margin percentage on joint venture homes to 21.2% in the 2007 period from 29.5% in the 2006 period.

The Company incurred financial advisory expenses of $0.04 million in the 2006 period with no comparable amount in the 2007 period due to the tender offer described in “Item 2—Tender Offer and Merger”.

Total interest incurred decreased slightly to $20.0 million in the 2007 period from $21.8 million in the 2006 period, primarily as a result of an increase in the average principal balance of debt outstanding offset by lower average interest rates. All interest incurred was capitalized in the 2007 and 2006 periods.

The Company recorded a benefit for income taxes during the three months ended September 30, 2007 of $1.3 million based on operating losses during the period compared to a provision for income taxes of $7.3 million during the three months ended September 30, 2006.

As a result of the factors outlined above, net loss is $60.0 million in the 2007 period compared to net income of $10.5 million in the 2006 period.

Comparison of Nine Months Ended September 30, 2007 to September 30, 2006

Consolidated operating revenue for the nine months ended September 30, 2007 was $659.4 million, a decrease of $367.6 million, or 35.8%, from consolidated operating revenue of $1.027 billion for the nine months ended September 30, 2006. Revenue from sales of wholly-owned homes decreased $344.7 million, or 37.9%, to $565.1 million in the 2007 period from $909.8 million in the 2006 period. This decrease was comprised of (i) a decrease of $255.5 million due to a decrease in the number of wholly-owned homes closed to 1,229 in 2007 from 1,709 in 2006 and (ii) a decrease of $89.2 million due to a decrease in the average sales price of wholly-owned homes closed to $459,800 in the 2007 period from $532,300 in the 2006 period. Consolidated operating revenue includes revenue from sales of joint ventures due to the adoption of Interpretation No. 46. Revenue from sales of joint venture homes decreased $41.1 million, or 38.1%, to $66.8 million in the 2007 period from $107.9 million in the 2006 period. This decrease was comprised of (i) a decrease of $3.4 million due to a decrease in the average sales price of joint venture homes closed to $427,900 in the 2007 period from $449,700 in the 2006 period and (ii) a decrease of $37.7 million due to a decrease in the number of joint venture homes closed to 156 in 2007 from 240 in 2006. Revenue from sales of lots, land and other was $27.5 million in the 2007 period compared with $9.2 million in the 2006 period, due to the timing of bulk sales of land in certain of the Company’s markets and the sale of a golf course in one of the Company’s markets in the 2006 period. The decrease in the average sales price of units closed in wholly-owned projects and in joint venture projects was due to a change in product mix and the softening of sales in certain of the Company’s markets.

Total operating loss was $137.3 million in the 2007 period compared to operating income of $111.0 million in the 2006 period. The excess of revenue from sales of homes over the related cost of sales (gross margin) decreased by $139.2 million to $94.2 million in the 2007 period from $233.4 million in the 2006 period primarily due to (i) a decrease in the number of homes closed to 1,385 in the 2007 period from 1,949 in the 2006 period,

(ii) a decrease in average sales prices to $456,200 in the 2007 period compared to $522,200 in the 2006 period and (iii) a decrease in gross margin percentages to 14.9% in the 2007 period from 22.9% in the 2006 period. The decrease in period-over-period gross margin percentage primarily reflects the close out of projects with higher average gross margin percentages in 2006, a shift in product mix and the decrease in average sales prices in certain of the Company’s markets. The excess of revenue from sales of lots, land and other over the related cost of sales (gross margin) decreased to $1.9 million in the 2007 period from $0.5 million in the 2006 period primarily due to the bulk sale of land in certain of the Company’s markets in the 2007 and 2006 periods and the sale of a golf course in one of the Company’s markets in the 2006 period. In addition, $2.8 million of costs were incurred related to the abandonment and write-off of project pre-acquisition costs and land option deposits in the 2007 period compared to $5.4 million in the 2006 period.

Operating costs for the nine months ended September 30, 2007 included an impairment loss on real estate assets of $146.7 million compared to $14.0 million in the nine months ended September 30, 2006. The impairment was primarily attributable to slower than anticipated home sales and lower than anticipated net revenue due to softening market conditions. Accordingly, the real estate assets were written-down to their estimated fair value.

Sales and marketing expense decreased by $2.2 million to $45.6 million in the 2007 period from $47.8 million in the 2006 period primarily due to a decrease of $1.2 million in advertising costs to $16.1 million in the 2007 period from $17.3 million in the 2006 period and a decrease of $1.4 million in direct selling expenses to $22.5 million in the 2007 period from $23.9 million in the 2006 period. General and administrative expenses decreased by $18.9 million to $30.4 million in the 2007 period from $49.3 million in the 2006 period, primarily as a result of a decrease of $17.7 million in bonus expense to $3.4 million in the 2007 period from $21.1 million in the 2006 period. Selling, general and administrative expense as a percentage of home sales revenue was 12.0% in the 2007 period compared to 9.5% in the 2006 period. Other operating costs consist of operating losses realized by golf course operations at certain of the Company’s projects which decreased to $0.5 million in the 2007 period compared to $2.3 million in the 2006 period. Equity in income (loss) from unconsolidated joint ventures decreased to loss of $0.3 million in the 2007 period from income of $3.4 million in the 2006 period. Minority equity in income of consolidated entities decreased to $10.0 million in the 2007 period from $12.9 million in the 2006 period primarily due to a decrease in the number of joint venture homes closed to 156 in the 2007 period from 240 in the 2006 period.

The Company incurred financial advisory expenses of $3.1 million in the 2006 period with no comparable amount in the 2007 period due to the tender offer described in “Item 2—Tender Offer and Merger”.

Total interest incurred increased to $56.2 million in the 2007 period from $53.4 million in the 2006 period, primarily as a result of an increase in the average principal balance of debt outstanding and higher average interest rates. All interest incurred was capitalized in the 2007 and 2006 periods.

The provision for income taxes is $30.2 million in the 2007 period compared to $43.8 million in the 2006 period. Effective January 1, 2007, the Company elected to change its tax status to an “S” Corporation from a “C” Corporation, which required the Company to reduce its deferred tax assets by $31.9 million. See Note 7 of “Notes to Consolidated Financial Statements” for further discussion.

As a result of the factors outlined above, net loss is $163.5 million in the 2007 period compared to net income of $67.1 million in the 2006 period.

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

Except as set forth in the Indenture governing the 7 5/8% Senior Notes, the 7 5/ 8% Senior Notes are not redeemable prior to December 15, 2008. Thereafter, the 7 5/8% Senior Notes will be redeemable at the option of California Lyon, in whole or in part, at a redemption price equal to 100% of the principal amount plus a premium declining ratably to par, plus accrued and unpaid interest, if any. In addition, on or before December 15, 2007, California Lyon may redeem up to 35% of the aggregate principal amount of the notes with the proceeds of qualified equity offerings at a redemption price equal to 107.625% of the principal amount, plus accrued and unpaid interest, if any.

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

7 1/ 2% Senior Notes

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

At September 30, 2007, the Company had approximately $390.6 million of secured indebtedness, (excluding approximately $69.0 million of secured indebtedness of entities consolidated under Interpretation No. 46, as described in Note 2 of “Notes to Consolidated Financial Statements”) and approximately $134.9 million of additional secured indebtedness available to be borrowed under the Company’s credit facilities, as limited by the Company’s borrowing base formulas.

Revolving Credit Facilities

As of September 30, 2007, the Company has seven revolving credit facilities which have an aggregate maximum loan commitment of $560.0 million, (including one facility of $150.0 million, one of $100.0 million, one of $90.0 million, one of $70.0 million and three of $50.0 million each), and mature at various dates through 2010. The revolving credit facilities have similar characteristics. The Company may borrow amounts, subject to applicable borrowing base and concentration limitations, as defined. During the last year of the term of each facility, the commitment amount will decrease ratably until the commitment under each facility is reduced to zero by the final maturity date, as defined in each respective agreement.

Availability under each credit facility is subject not only to the maximum amount committed under the respective facility, but also to both various borrowing base and concentration limitations. The borrowing base limits lender advances to certain agreed percentages of asset value. The allowed percentage generally increases as the asset progresses from land under development to residence subject to contract of sale. Advances for each type of collateral become due in whole or in part, subject to possible re-borrowing, and/or the collateral becomes excluded from the borrowing base, after a specified period or earlier upon sale. Concentration limitations further restrict availability under the credit facilities. The effect of these borrowing base and concentration limitations essentially is to mandate minimum levels of the Company’s investment in a project, with higher percentages of investment required at earlier phases of a project, and with greater absolute dollar amounts of investment required as a project progresses. Each revolving credit facility is secured by deeds of trust on the real property and improvements thereon owned by the Company in the subdivision project(s) approved by the respective lender, as well as pledges of all net sale proceeds, related contracts and other ancillary property. Also, each credit facility includes financial covenants, which may limit the amount that may be borrowed thereunder. Outstanding advances bear interest at various rates, which approximate the prime rate. As of September 30, 2007, $319.7 million was outstanding under these credit facilities, with a weighted-average interest rate of 7.613%, and the undrawn availability was $134.9 million as limited by the borrowing base formulas. Interest on the revolving credit facilities is calculated on the average principal balance outstanding and is paid following the end of each month. During the three and nine months ended September 30, 2007, the Company borrowed $236.9 million and $697.4 million, respectively, and repaid $147.1 million and $523.6 million, respectively, under these facilities. The maximum amount outstanding was $319.7 million and the weighted average borrowings were $209.5 million and $294.1 million, respectively, during the three and nine months ended September 30, 2007. Interest incurred on the revolving credit facilities for the three and nine months ended September 30, 2007 was $5.7 million and $12.6 million, respectively. The Company routinely makes borrowings under its revolving credit facilities in the ordinary course of business within the maximum aggregate loan commitment amounts to fund its operations, including its land acquisition and home building activities, and repays such borrowings, as required by the credit facilities, with the net sales proceeds of sales of the real property, including homes, which secure the applicable credit facility.

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

As of and for the period ending September 30, 2007, the Company is in compliance with these covenants.

Construction Notes Payable

At September 30, 2007, the Company had construction notes payable of $111.5 million, including $69.0 million on certain entities consolidated under the provisions of Interpretation No. 46. The construction notes have various maturity dates and bear interest at rates ranging from 3% to prime plus 0.25% at September 30, 2007. Interest is calculated on the average daily balance and is paid following the end of each month.

Seller Financing

At September 30, 2007, the Company had $10.0 million of notes payable outstanding related to land acquisitions for which seller financing was provided. The seller financing notes are due at various dates through 2008 and bear interest of 12.0% at September 30, 2007. Interest is calculated on the average principal balance outstanding and is accrued and paid when the financing is repaid.

Revolving Mortgage Warehouse Credit Facilities

The Company, through its mortgage subsidiary and one of its unconsolidated joint ventures, has entered into two revolving mortgage warehouse credit facilities with banks to fund its mortgage origination operations. The original credit facility, which matures in May 2008, provides for revolving loans of up to $30.0 million outstanding, $20.0 million of which is committed (lender obligated to lend if stated conditions are satisfied) and $10.0 million is not committed (lender advances are optional even if stated conditions are otherwise satisfied). However, as in the past the Company expects the maturity to be extended by the lender at each maturity date for an additional year. The Company’s mortgage subsidiary and one of its unconsolidated joint ventures entered into an additional $45.0 million credit facility which matures in November 2007. The Company expects the maturity to be extended by the lender at each maturity date for an additional year. Mortgage loans are generally held for a short period of time and are typically sold to investors within 7 to 15 days following funding. The facilities are secured by substantially all of the assets of each of the borrowers, including the mortgage loans held for sale, all rights of each of the borrowers with respect to contractual obligations of third party investors to purchase such mortgage loans, and all proceeds of sale of such mortgage loans. The facilities, which have LIBOR based pricing, also contain certain financial covenants requiring the borrowers to maintain minimum tangible net worth, leverage, profitability and liquidity. These facilities are non-recourse and are not guaranteed by the Company. At September 30, 2007 the outstanding balance under these facilities was $18.4 million.

Land Banking Arrangements

The Company enters into purchase agreements with various land sellers. In some instances, and as a method of acquiring land in staged takedowns, thereby minimizing the use of funds from the Company’s revolving credit facilities and other corporate financing sources and limiting the Company’s risk, the Company transfers its right in such purchase agreements to entities owned by third parties (land banking arrangements). These entities use equity contributions and/or incur debt to finance the acquisition and development of the lots. The entities grant the Company an option to acquire lots in staged takedowns. In consideration for this option, the Company makes a non-refundable deposit of 15% to 25% of the total purchase price. Additionally, the Company may be subject to other penalties if lots are not acquired. The Company is under no obligation to purchase the balance of the lots, but would forfeit remaining deposits and be subject to penalties if the lots were not purchased. The Company does not have legal title to these entities or their assets and has not guaranteed their liabilities. These land banking arrangements help the Company manage the financial and market risk associated with land holdings. The use of these land banking arrangements is dependent on, among other things, the availability of capital to the option provider, general housing market conditions and geographic preferences. As described in Note 2 of “Notes to Consolidated Financial Statements”, Interpretation No. 46, requires the consolidation of the assets, liabilities and operations of four of the Company’s land banking arrangements including, as of September 30, 2007 and December 31, 2006, real estate inventories of $41.8 million and $69.1 million, respectively. The Company participates in one land banking arrangement, which is not a VIE in accordance with Interpretation No. 46, and is not consolidated as of September 30, 2007 and December 31, 2006. The deposits related to the unconsolidated land banking arrangement have been recorded in the accompanying consolidated balance sheet.

In addition, the Company participates in another land banking arrangement, which is not a VIE in accordance with Interpretation No. 46, but is consolidated in accordance with SFAS No. 49, Accounting for Product Financing Arrangements, (“FAS 49”). Under the provisions of FAS 49, the Company has determined it is economically compelled, based on certain factors, to purchase the land in the land banking arrangement, and therefore, must record the remaining purchase price of the land of $102.2 million, which is included in real estate inventories not owned and liabilities from inventories not owned in the accompanying balance sheet, as of September 30, 2007.

Summary information with respect to the Company’s consolidated and unconsolidated land banking arrangements is as follows as of September 30, 2007 (dollars in thousands):

	Consolidated	Unconsolidated
Total number of land banking projects	5	1

Total number of lots	1,074	323

Total purchase price	$271,178	$64,000

Balance of lots still under option and not purchased:
Number of lots	768	229

Purchase price, net of deposits	$143,920	$32,976

Forfeited deposits if lots were not purchased	$35,088	$12,457

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

As of September 30, 2007, the Company’s investment in and advances to unconsolidated joint ventures was $1.1 million and the venture partners’ investment in such joint ventures was $1.1 million.

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

Cash Flows — Comparison of Nine Months Ended September 30, 2007 to Nine Months Ended September 30, 2006

Net cash used in operating activities decreased to $67.2 million in the 2007 period from $85.4 million in the 2006 period. The change was primarily as a result of (i) a decrease in net changes in accrued expenses to a decrease of $44.3 million in the 2007 period from a decrease of $112.8 million in the 2006 period, (ii) a decrease in net changes in receivables to an increase of $88.2 million in the 2007 period from an increase of $104.5 million in the 2006 period, (iii) an increase in impairment loss on real estate assets to $146.7 million in the 2007 period compared to $14.0 million in the 2006 period, (iv) an increase in net changes in real estate inventories – not owned to an increase of $27.3 million in the 2007 period with no comparable amount in the 2006 period and (v) a decrease in net (loss) income to a net loss of $164.0 million in the 2007 period from net income of $67.1 million in the 2006 period.

The increase in net changes in accrued expenses is primarily attributable to (i) a net decrease in accrued bonus expense of $28.9 million during the 2007 period from a balance of $39.4 million as of December 31, 2006 compared to $10.5 million as of September 30, 2007 and (ii) a net decrease in income taxes payable of $7.3 million during the 2007 period from a balance of $4.1 million as of December 31, 2006 compared to $(3.2) million as of September 30, 2007. Comparatively, during the 2006 period, the net change in accrued expenses consisted of a decrease in income taxes payable of $32.7 million during the 2006 period from a balance of $35.5 million as of December 31, 2005 compared to $2.8 million as of September 30, 2006 and a net decrease in accrued bonus expense of $35.1 million during the 2006 period, from a balance of $71.8 million as of December 31, 2005 compared to $36.7 million as of September 30, 2006. The changes identified above during the first nine months of the periods ending September 30, 2007 and 2006 are recurring in nature and are attributable to the timing of bonus payments and estimated income tax payments made each year, offset by normal accruals for the period.

The increase in net changes in receivables is attributable to a decrease in escrow proceeds receivable of $42.3 million during the 2007 period, from a balance of $47.3 million as of December 31, 2006 to a balance of $5.0 million as of September 30, 2007 compared to a net decrease of $77.4 million during the 2006 period, from a balance of $84.3 million as of December 31, 2005 to a balance of $5.9 million as of September 30, 2006. The large balance as of December 31, 2006 and 2005 was temporary in nature and primarily due to a significant increase in the number of homes closed in the last five days of the year of 192 in 2006 and 254 in 2005 where the homes had closed escrow but the Company had not yet received the funds from the escrow and title companies. The entire balance of escrow proceeds receivable at December 31, 2006 and 2005 was collected within the first few days of the following period. The remaining decrease in the change in receivables is primarily attributable to a net decrease in first trust deed mortgage notes receivables of $40.5 million during the 2007 period to $19.2 million as of September 30, 2007 from $59.7 million as of December 31, 2006 compared to a net decrease in first trust deed mortgage notes receivables of $26.4 million during the 2006 period to $21.4 million as of September 30, 2006 from $47.8 million as of December 31, 2005. This increase was also attributable to the significant number of homes closed in the last week of the year in 2006 and 2005 as described above. Substantially all of the balance of first trust deed mortgage notes receivables was collected in the first few days of January 2007 and 2006 when the loans were sold to third party investors.

The successful issuance of the 10 3/4% Senior Notes in 2003 and the 7 1 /2% Senior Notes and 7 5/8% Senior Notes in 2004, offset by the repayment of the 12 1/2% Senior Notes, provided the Company with increased financial resources. The risks inherent in purchasing and developing land increase as consumer demand for housing decreases. Thus, the Company may have bought and developed land on which it cannot profitably build and sell homes. The market value of land, building lots and housing inventories can fluctuate significantly as a result of changing market conditions. In addition, inventory carrying costs can be significant and can result in losses in a poorly performing project or market. In the event of significant changes in economic or market conditions, the Company may have to sell homes at significantly lower margins or at a loss.

Net cash used in investing activities increased to $6.9 million in the 2007 period from $2.1 million in the 2006 period. The change was primarily as a result of (i) an increase in net investments in and advances to unconsolidated joint ventures to $4.6 million in the 2007 period from $0.4 million in the 2006 period, (ii) a decrease in purchases of property and equipment to $0.7 million in the 2007 period from $1.6 million in the 2006 period and (iii) the net cash paid for the purchase of partner’s interest in unconsolidated joint ventures of $1.5 million in the 2007 period.

Net cash provided by financing activities increased from $57.4 million in the 2006 period to $69.8 million in the 2007 period, primarily as a result of minority interest distributions of $135.1 million in the 2006 period compared to minority interest distributions of $47.2 million in the 2007 period and a decrease in net borrowings on notes payable to $117.0 million in the 2007 period from $192.0 million in the 2006 period.

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

Description of Projects

The Company's homebuilding projects usually take two to five years to develop. The following tables presents project information to each of the Company's homebuilding divisions.

Project (County) Product	Year of First Delivery	Estimated Number of Homes at Completion(1)	Cumulative Units Closed as of Sept. 30, 2007	Backlog at Sept. 30, 2007(2)(3)	Lots Owned as of Sept. 30, 2007	Homes Closed for the Period Ended Sept. 30, 2007	Sales Price Range(5)

SOUTHERN CALIFORNIA COASTAL REGION
ORANGE COUNTY DIVISION
Wholly-Owned:
Irvine:
Garland Park	2005	166	166	0	0	2	$579,000—717,000
San Carlos	2007	152	20	11	0	20	$380,000—545,000
Columbus Grove:
Lantana	2006	102	54	26	48	15	$815,000—890,000
Kensington	2006	63	47	7	16	17	$665,000—825,000
Tustin:
Columbus Grove/Columbus Square:
Clarendon	2007	102	71	18	31	71	$270,000—655,000
Astoria(6)	2007	102	13	15	85	13	$860,000—925,000
Mirabella	2009	60	0	0	60	0	$660,000—820,000
Cambridge Lane	2007	156	30	43	126	30	$56,000—560,000
Ainsley Park	2009	84	0	0	84	0	$625,000—725,000
Ciara(6)	2007	67	23	21	44	23	$1,200,000—1,420,000
Verandas	2007	97	2	19	95	2	$650,000—705,000
Ladera Ranch:
Amarante II	2006	18	18	0	0	3	$1,046,000—1,130,000
Bellataire	2005	52	52	0	0	4	$1,220,000—1,260,000
Bellataire II	2006	23	23	0	0	1	$1,180,000—1,220,000
San Clemente:
Alora	2008	49	0	0	17	0	$1,150,000—1,250,000
San Juan Capistrano:
Floralisa	2005	80	60	13	20	6	$1,275,000—1,295,000
Estrella Rosa	2006	40	35	3	5	13	$1,675,000—1,725,000

TOTAL ORANGE COUNTY		1,413	614	176	631	220

LOS ANGELES/URBAN DIVISION
Wholly-Owned:
Moorpark:
Meridian Hills:
Ashford	2006	125	10	18	115	6	$780,000—890,000
Marquis	2007	123	15	17	108	15	$830,000—975,000
Brighton (Affordable)	2008	17	0	0	17	0	$105,000—272,000
Los Angeles:
Arboreta at Rainbird
Vintage	2008	87	0	0	87	0	$505,000—605,000
Tradition	2008	53	0	0	53	0	$720,000—800,000
Hawthorne:
360 South Bay(6):
The Flats	2008	188	0	0	188	0	$495,000—700,000
The Lofts	2008	123	0	0	123	0	$525,000—775,000
The Rows	2008	94	0	0	94	0	$700,000—810,000
The Courts	2008	118	0	0	118	0	$635,000—790,000
The Gardens	2008	102	0	0	102	0	$755,000—980,000
Azusa:
Gardenia at Rosedale	2008	147	0	5	42	0	$455,000—550,000
Sage Court at Rosedale	2008	176	0	4	52	0	$420,000—515,000

TOTAL LOS ANGELES/URBAN		1,353	25	44	1,099	21

SAN DIEGO DIVISION
Wholly-Owned:
San Diego:
Promenade North	2006	168	13	50	155	7	$370,000—505,000
Alcala Del Sur	2005	83	64	10	19	33	$660,000—710,000
Pasado Del Sur	2008	89	0	0	25	0	$611,000—651,000

Project (County) Product	Year of First Delivery	Estimated Number of Homes at Completion(1)	Cumulative Units Closed as of Sept. 30, 2007	Backlog at Sept. 30, 2007(2)(3)	Lots Owned as of Sept. 30, 2007	Homes Closed for the Year Ended Sept. 30, 2007	Sales Price Range(5)
Maybeck	2006	120	26	12	94	21	$690,000—770,000
Sunset Cove	2007	77	15	7	62	15	$500,000—510,000
Levanto	2008	100	0	0	100	0	$345,000—440,000
Santee:
Altair	2008	85	0	13	85	0	$350,000—407,000

Total Wholly-Owned:		722	118	92	540	76

Joint Ventures:
San Diego:
Ravenna	2005	199	181	18	18	33	$453,000—513,000
Amante	2005	127	123	2	4	17	$511,000—577,000
Treviso	2005	186	128	23	58	26	$340,000—450,000
Chula Vista:
Belleza at San Miguel Village	2005	195	195	0	0	9	$360,000—420,000

Total Joint Ventures:		707	627	43	80	85

TOTAL SAN DIEGO		1,429	745	135	620	161

SOUTHERN CALIFORNIA COASTAL REGION COMBINED TOTAL
Wholly-Owned		3,488	757	312	2,499	317
Joint Ventures		707	627	43	80	85

		4,195	1,384	355	2,579	402

NORTHERN CALIFORNIA COASTAL REGION
BAY AREA/CENTRAL VALLEY DIVISION
Wholly-Owned:
Contra Costa County:
Seagate at Bayside, Hercules	2005	96	94	1	2	14	$615,000—727,000
Rivergate I & II, Antioch	2006	167	112	4	55	8	$400,000—513,000
Vista Del Mar, Pittsburgh
Vineyard (6)	2007	155	0	1	155	0	$650,000—710,000
Victory (6)	2007	129	0	0	129	0	$680,000—745,000
San Joaquin County:
Seasons, Stockton	2005	145	145	0	0	7	$473,000—533,000
Stanislaus County:
Falling Leaf, Modesto
Trails	2006	100	18	10	82	13	$260,000—325,000
Groves	2006	131	21	13	110	12	$273,000—308,000
Meadows	2006	83	14	5	69	7	$359,000—400,000

Total Wholly-Owned		1,006	404	34	602	61

Joint Ventures:
Contra Costa County:
Vista Del Mar, Pittsburgh
Villages	2007	102	21	6	81	21	$303,000—502,000
Venue	2007	132	20	3	112	20	$363,000—579,000
Monterey County:
East Garrison	2008	604	0	0	604	0

Total Joint Ventures:		838	41	9	797	41

TOTAL BAY AREA/CENTRALVALLEY		1,844	445	43	1,399	102

SACRAMENTO DIVISION
Wholly-Owned:
San Joaquin County:
Ironwood III, Lathrop	2005	109	109	0	0	2	$490,000—571,000
Placer County:
Shady Lane at Whitney Ranch, Rocklin	2006	96	33	9	63	12	$400,000—426,000
Twin Oaks at Whitney Ranch, Rocklin	2006	92	15	6	77	8	$526,000—558,000
Sacramento County:
Verona at Anatolia, Rancho Cordova	2005	79	57	7	22	11	$400,000—425,000
Marquee at Fair Oaks	2007	190	0	3	190	0	$350,000—400,000

Total Wholly-Owned:		566	214	25	352	33

Project (County) Product	Year of First Delivery	Estimated Number of Homes at Completion(1)	Cumulative Units Closed as of Sept. 30, 2007	Backlog at Sept. 30, 2007(2)(3)	Lots Owned as of Sept. 30, 2007	Homes Closed for the Year Ended Sept. 30, 2007	Sales Price Range(5)
Joint Ventures:
Sacramento County:
Big Horn, Elk Grove
Plaza Walk	2005	106	61	7	45	8	$299,000—360,000
Gallery Walk	2005	149	93	5	56	22	$210,000—299,000

Total Joint Ventures:		255	154	12	101	30

TOTAL SACRAMENTO		821	368	37	453	63

NORTHERN CALIFORNIA REGION COMBINED TOTAL
Wholly-Owned		1,572	618	59	954	94
Joint Ventures		1,093	195	21	898	71

		2,665	813	80	1,852	165

INLAND EMPIRE REGION
Wholly-Owned:
Riverside County:
Parkside, Corona	2007	122	59	10	63	41	$461,000—579,000
Serafina, North Corona	2007	314	164	7	150	134	$293,000—383,000
Bridle Creek, Corona	2003	274	219	6	55	19	$590,000—690,000
Sequoia at Wolf Creek, Temecula	2005	125	123	1	2	26	$392,000—438,000
Savannah at Harveston Ranch, Temecula	2005	162	117	6	45	41	$294,000—346,000
San Bernardino County:
The Peaks at Citrus Heights, Fontana	2005	150	150	0	0	16	$597,000—680,000
Adelina, Fontana	2008	109	0	7	109	0	$291,000—356,000
Rosabella, Fontana	2008	114	0	12	114	0	$356,000—391,000
Amador, Rancho Cucamonga	2007	99	0	15	99	0	$324,000—396,000
Vintner's Grove, Rancho Cucamongo
Sollara SFD	2007	78	0	5	78	0	$414,000—509,000
Canela Triplex	2007	78	0	6	78	0	$311,000—381,000
Chapman Heights, Yucaipa
Braeburn	2005	113	82	6	31	17	$519,000—559,000
Crofton	2005	140	119	12	21	29	$403,000—433,000
Westland	2005	79	79	0	0	4	$498,000—521,000
Vista Bella	2009	108	0	0	108	0	$264,000—295,000
Redcort	2009	90	0	0	90	0	$298,000—323,000

INLAND EMPIRE REGION TOTAL		2,155	1,112	93	1,043	327

ARIZONA REGION
Wholly-Owned:
Maricopa County
Sonoran Foothills, Phoenix
Desert Crown	2004	124	124	0	0	1	$441,000—544,000
Desert Sierra	2004	212	212	0	0	1	$249,000—307,000
Copper Canyon Ranch, Surprise Sunset Point	2004	282	280	1	2	20	$287,000—383,000
El Sendero Hills	2004	188	188	0	0	13	$377,000—470,000
Talavera, Phoenix	2006	134	113	17	21	67	$256,000—330,000
Coldwater Ranch, Maricopa County	2008	368	0	0	368	0	$158,000—207,000
Lehi Crossing, Mesa	2009	880	0	0	552	0
Rancho Mercado, Phoenix	2009	1,850	0	0	1,850	0	$197,000—282,000
Hastings Property, Queen Creek	2009	631	0	0	631	0	$169,000—432,000
Lyon's Gate, Gilbert:
Pride	2006	650	218	56	432	114	$199,000—222,000
Savanna	2006	174	95	22	79	46	$209,000—295,000
Sahara	2006	169	91	16	78	48	$319,000—410,000
Acacia	2007	365	4	26	361	4	$221,000—301,000
Future Products	2007	213	0	0	213	0

Total Wholly-Owned:		6,240	1,325	138	4,587	314

Project (County) Product	Year of First Delivery	Estimated Number of Homes at Completion(1)	Cumulative Units Closed as of Sept. 30, 2007	Backlog at Sept. 30, 2007(2)(3)	Lots Owned as of Sept. 30, 2007	Homes Closed for the Year Ended Sept. 30, 2007	Sales Price Range(5)
Joint Ventures:
Maricopa County
Circle G at the Church Farm North	2009	1,745	0	0	1,745	0	$172,000—441,000

Total Joint Ventures:		1,745	0	0	1,745	0

ARIZONA REGION TOTAL		7,985	1,325	138	6,332	314

NEVADA REGION
Wholly-Owned:
Clark County
Summerlin, Las Vegas
The Lyon Collection	2005	79	79	0	0	5	$624,000—659,000
Kingwood Crossing	2006	100	46	7	54	17	$385,000—471,000
North Las Vegas
The Cottages	2004	360	292	4	68	21	$202,000—232,000
La Tierra	2006	67	50	0	17	18	$315,000—345,000
Tierra Este	2007	126	0	2	126	0	$275,000—305,000
Carson Ranch, Las Vegas
West Series I	2005	71	67	0	4	0	$395,000—430,000
West Series II	2005	59	47	1	12	18	$406,000—503,000
East Series I	2007	103	42	1	61	12	$355,000—390,000
East Series II	2007	58	0	5	58	0	$406,000—461,000
West Park, Las Vegas
Villas	2006	191	31	4	160	14	$283,000—325,000
Courtyards	2006	113	22	10	91	8	$330,000—410,000
Mesa Canyon, Las Vegas	2009	49	0	0	49	0	$410,000—446,000
The Lyon Estates, Las Vegas	2008	129	0	0	129	0	$635,000—700,000
Mountain Falls, Pahrump:
Cascata	2005	147	137	0	10	2	$216,000—238,000
Tramonto	2005	212	152	1	60	16	$256,000—291,000
Tramonto Continuation	2010	91	0	0	91	0
Bella Sera	2005	129	84	8	45	15	$312,000—352,000
Cascata Ancora	2007	118	31	4	87	31	$196,000—218,000
Entrata	2007	99	0	4	0	0	$177,000—200,000
Future Projects	2007	2,024	0	0	2,024	0

NEVADA REGION TOTAL		4,325	1,080	51	3,146	177

GRAND TOTALS:
Wholly-Owned		17,780	4,892	653	12,000	1,229
Joint Ventures		3,545	822	64	2,723	156

		21,325	5,714	717	14,723	1,385

(1)	The estimated number of homes to be built at completion is subject to change, and there can be no assurance that the Company will build these homes.
(2)	Backlog consists of homes sold under sales contracts that have not yet closed, and there can be no assurance that closings of sold homes will occur.
(3)	Of the total homes subject to pending sales contracts as of September 30, 2007, 679 represent homes completed or under construction and 38 represent homes not yet under construction.
(4)	Lots owned as of September 30, 2007 include lots in backlog at September 30, 2007.
(5)	Sales price range reflects base price only and excluded any lot premium, buyer incentive and buyer selected options, which vary from project to project.

Income Taxes

Effective January 1, 2007, the Company made an election in accordance with federal and state regulations to be taxed as an “S” corporation rather than a “C” corporation. Under this election, the Company’s taxable income flows through to and is reported on the personal tax returns of its shareholders. The shareholders are responsible for paying the appropriate taxes based on this election. The Company does not pay any federal taxes under this election and is only required to pay certain state taxes based on a rate of approximately 1.5% of taxable income. As a result of this election, the Company’s provision for income taxes for the nine months ended September 30, 2007 included a reduction of deferred tax assets of $31.9 million due to the elimination of any future tax benefit by the Company from such assets. In addition, unused recognized built in losses in the amount of $19.4 million are no longer available to the Company.

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

The Company currently is under income tax examination by the Internal Revenue Service for years ended December 31, 2002, 2003 and 2004 and under state income tax examination in the states of California and Arizona for years ended December 31, 2001 through 2003.

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

WILLIAM LYON HOMES

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

Litigation Arising from General Lyon’s Tender Offer

As described above in Part I, Item 2 under the caption “Tender Offer”, on March 17, 2006, the Company’s principal stockholder commenced a tender offer (the “Tender Offer”) to purchase all outstanding shares of the Company’s common stock not already owned by him. Initially, the price offered in the Tender Offer was $93 per share, but it was subsequently increased to $109 per share.

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

On March 23, 2006, the Company announced that its Board had appointed a special committee of independent directors who were not members of the Company’s management or employed by the Company (the “Special Committee”) to consider the Tender Offer. The members of the Special Committee were Harold H. Greene, Lawrence M. Higby, and Dr. Arthur Laffer. The Company also announced that the Special Committee had retained Morgan Stanley & Co. as its financial advisor and Gibson, Dunn & Crutcher LLP as its legal counsel.

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

On April 23, 2006, Delaware Chancery Court conditionally certified a class in the Consolidated Delaware Action. The parties to the Consolidated Delaware Action agreed to a Stipulation of Settlement, and on August 9, 2006, the Delaware Chancery Court certified a class in the Consolidated Delaware Action, approved the settlement, and dismissed the Consolidated Delaware Action with prejudice as to all defendants and the class. On February 16, 2007, the fee award to Plaintiffs’ counsel was appealed to the Supreme Court of the State of Delaware. On July 18, 2007, a three-judge panel of the Delaware Supreme Court heard oral argument, and, on July 19, 2007, referred the matter for consideration by the Court en Banc, which heard oral argument on September 19, 2007. Under the appealed award, the Company has no expected liability for Plaintiffs’ counsel fees, which are expected to be paid by General Lyon.

A purported class action lawsuit challenging the Tender Offer was also filed in the Superior Court of the State of California, County of Orange. On March 17, 2006, a complaint captioned Alaska Electrical Pension Fund v. William Lyon Homes, Inc., et al., Case No. 06-CC-00047, was filed. On April 5, 2006, plaintiff in the Alaska Electrical action filed an Amended Complaint (the “California Action”). The complaint in the California Action named the Company and the directors of the Company as defendants and alleged, among other things, that the defendants have breached their fiduciary duties to the public stockholders. Plaintiff in the California Action also sought to enjoin the Tender Offer, and, among other things, to obtain attorneys’ fees and expenses related to the litigation.

On April 20, 2006, the California court denied the request of plaintiff in the California Action to enjoin the Tender Offer. Plaintiff filed a motion to certify a class in the California Action which was later taken off calendar, and the Company filed a motion to stay the California Action. On July 5, 2006, the California Court granted the Company’s motion to stay the California Action.

Item 1A.    Risk Factors

The Company’s Annual Report on Form 10-K for the year ended December 31, 2006, includes detailed disclosure about risk factors which should be carefully considered when evaluating any investment in the Company. Risk factors have not materially changed since December 31, 2006 except as stated below:

Revenues and margins may decrease and results of operations may be adversely affected as a result of declines in demand for housing and other changes in economic and business conditions.

In 2007, the homebuilding industry has experienced decreased demand for housing, which has resulted in a decrease in new home orders, home closings, and average sales prices for the Company compared to the 2006 period. The Company has reduced sales prices and offered greater incentives to buyers to compete for sales that have resulted in reduced margins. If the decreased demand for housing continues, the Company may need to continue the trend of reducing sales prices to meet competitive and market pressures.

Financial condition and results of operations may be adversely affected by any decrease in the value of land inventory, as well as by the associated carrying costs.

In 2007, the Company incurred impairment losses on real estate assets in the amount of $146.6 million for the nine months ended September 30, 2007. The impairments were primarily attributable to slower than anticipated home sales and lower than anticipated net revenue due to the decline in the homebuilding industry. The company was required to write-down the book value of certain real estate assets in accordance with Statement No. 144, as defined in Note 3 of “Notes to Consolidated Financial Statements”. The impairment losses have a material adverse effect on the Company’s financial position.

The Company may be unable to maintain compliance with the financial covenants contained in credit facilities.

The Company’s credit facilities impose restrictions on operations, limit the amount of borrowings under the credit facilities and other sources, and require the Company to comply with various financial covenants. The financial covenants include a minimum net worth requirement, a ratio of total liabilities to tangible net worth and a minimum liquidity requirement.

Certain of these financial ratios are being negatively impacted by current market conditions, specifically inventory impairment. There can be no assurance that the Company will remain in compliance with the financial covenants contained in the credit facilities if slowing market conditions continue. If the Company is unable to comply with any one or more of these financial covenants, and is unable to obtain a waiver for the noncompliance, the Company could be precluded from incurring additional borrowings under the credit facilities. In addition, the Company’s obligation to repay indebtedness outstanding under the credit facilities could be accelerated in full.

Interest rates and the unavailability of mortgage financing can adversely affect demand for housing.

In general, housing demand is negatively impacted by increases in interest rates and housing costs and the unavailability of mortgage financing as a result of declining customer credit quality, tightening of mortgage loan underwriting standards, or other factors. Over the last several months, many third-party lenders have significantly increased underwriting standards, mortgage interest rates have increased, and many subprime and other alternative mortgage products are no longer available in the marketplace. If these trends continue and mortgage loans continue to be difficult to obtain, the ability and willingness of prospective buyers to finance home purchases or to sell their existing homes will be adversely affected, which will adversely affect the Company’s results of operations.

Items 2, 3 and 4.

Not applicable.

Item 5.    Other Information.

In November 2007, the Company reduced its company-wide headcount by approximately 134 positions, or 25%, in order to reduce its overall cost structure and improve operating efficiencies. Since the beginning of 2007, the company-wide headcount has been reduced by approximately 226 positions, or 35%. In connection with these reductions, certain operating divisions are being consolidated to centralize operations and achieve additional operating efficiencies.

Item 6.    Exhibits

Exhibit No.	Description

10.1	Extension and Modification Agreement dated as of August 2, 2007 by and between William Lyon Homes, Inc., a California corporation, and California National Bank (Incorporated herein by reference to Exhibit 10.1 filed with the registrant’s Current Report on Form 8-K on August 6, 2007).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

WILLIAM LYON HOMES

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAM LYON HOMES Registrant

Date: November 9, 2007	By:	/s/ MICHAEL D. GRUBBS
MICHAEL D. GRUBBS Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: November 9, 2007	By:	/s/ W. DOUGLASS HARRIS
W. DOUGLASS HARRIS Senior Vice President, Corporate Controller and Corporate Secretary (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1

Extension and Modification Agreement dated as of August 2, 2007 by and between William Lyon Homes, Inc., a California corporation, and California National Bank (Incorporated herein by reference to Exhibit 10.1 filed with the registrant’s Current Report on Form 8-K on August 6, 2007).

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