Form 10-K
period 2007-12-31
WILLIAM LYON HOMES
filed 2008-03-11
CIK 1095996

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☐  NO  ☒.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The number of shares of Common Stock outstanding as of March 1, 2008 was 1,000.

DOCUMENTS INCORPORATED BY REFERENCE

None

WILLIAM LYON HOMES

i

NOTE ABOUT FORWARD-LOOKING STATEMENTS

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

Actual events and results may differ materially from those expressed or forecasted in the forward-looking statements due to a number of factors. The principal factors that could cause the Company’s actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, changes in general economic conditions either nationally or in regions in which the Company operates, changes in the markets for residential housing, terrorism or other hostilities involving the United States, changes in home mortgage interest rates, changes in generally accepted accounting principles or interpretations of those principles, changes in prices of homebuilding materials, labor shortages, adverse weather conditions, the occurrence of events such as landslides, soil subsidence and earthquakes that are uninsurable, not economically insurable or not subject to effective indemnification agreements, changes in governmental laws and regulations, whether the Company is able to refinance the outstanding balances of its debt obligations at their maturity, the timing of receipt of regulatory approvals and the opening of projects and the availability and cost of land for future growth. These and other risks and uncertainties are more fully described in Item 1A. “Risk Factors”. While it is impossible to identify all such factors, factors which could cause actual results to differ materially from those estimated by the Company include, but are not limited to, those factors or conditions described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Company’s past performance or past or present economic conditions in the Company’s housing markets are not indicative of future performance or conditions. Investors are urged not to place undue reliance on forward-looking statements. In addition, the Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to projections over time unless required by federal securities law.

PART I

Item 1.    Business

General

William Lyon Homes, a Delaware corporation, and subsidiaries (the “Company”) are primarily engaged in the design, construction and sale of single family detached and attached homes in California, Arizona and Nevada. Since the founding of the Company’s predecessor in 1956, the Company and its joint ventures have sold over 70,000 homes. The Company conducts its homebuilding operations through four geographic regions (Southern California, Northern California, Arizona and Nevada). For 2007, approximately 69% of the home closings of the Company and its joint ventures were derived from its California operations. For the year ended December 31, 2007, on a consolidated basis the Company had revenues from home sales of $1.002 billion and delivered 2,182 homes, which includes $91.8 million of revenue and 219 homes from consolidated joint ventures (see Note 2 of “Notes to Consolidated Financial Statements”).

The Company designs, constructs and sells a wide range of homes designed to meet the specific needs of each of its markets, although it primarily emphasizes sales to the entry-level and move-up home buyer markets. At December 31, 2007, the Company marketed its homes through 60 sales locations in both its wholly-owned projects and projects being developed in consolidated joint ventures. In 2007, the average sales price for consolidated homes delivered was $459,500. Base sales prices for actively selling projects in 2007, including affordable projects, ranged from $76,000 to $1,725,000.

As of December 31, 2007, the Company and its consolidated joint ventures owned approximately 13,624 lots and had options to purchase an additional 837 lots, substantially all of which are entitled. As used in this Annual Report on Form 10-K, “entitled” land has a development agreement and/or vesting tentative map, or a final recorded plat or map from the appropriate county or city government. Development agreements and vesting tentative maps generally provide for the right to develop the land in accordance with the provisions of the development agreement or vesting tentative map unless an issue arises concerning health, safety or general welfare. The Company’s sources of developed lots for its homebuilding operations are (1) development of master-planned communities, primarily through both consolidated and unconsolidated joint ventures at the current time, and (2) purchase of smaller projects with shorter life cycles (merchant homebuilding). The Company estimates that its current inventory of lots owned and controlled is adequate to supply its homebuilding operations at current operating levels for approximately four to five years.

The Company and certain of its subsidiaries are general partners or members in joint ventures involved in the development and sale of residential projects. As described more fully in “Critical Accounting Policies— Variable Interest Entities” certain joint ventures have been determined to be variable interest entities in which the Company is considered the primary beneficiary. Accordingly, the assets, liabilities and operations of these joint ventures have been consolidated with the Company’s financial statements as of December 31, 2007 and 2006 and for each of the three years in the period ended December 31, 2007. The financial statements of joint ventures in which the Company is not considered the primary beneficiary are not consolidated with the Company’s financial statements. The Company’s investments in unconsolidated joint ventures are accounted for using the equity method because the Company has a 50% or less voting or economic interest (and thus such joint ventures are not controlled by the Company). Income allocations and cash distributions to the Company from the unconsolidated joint ventures are based on predetermined formulas between the Company and its joint venture partners as specified in the applicable partnership or operating agreements. The Company generally receives, after partners’ priority returns and returns of partners’ capital, approximately 50% of the profits and cash flows from joint ventures. See Note 2 of “Notes to Consolidated Financial Statements” for condensed combined financial information for the joint ventures whose financial statements have been consolidated with the Company’s financial statements. See Note 5 of “Notes to Consolidated Financial Statements” for condensed combined financial information for the unconsolidated joint ventures. Based upon current estimates, substantially all future development and construction costs incurred by the joint ventures will be funded by the venture partners or from the proceeds of construction financing obtained by the joint ventures.

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

The Company had total consolidated revenues from operations of $1.105 billion, $1.492 billion and $1.856 billion for the years ended December 31, 2007, 2006 and 2005, respectively. Homes closed by the Company, including its joint ventures, were 2,182, 2,887 and 3,196 for the years ended December 31, 2007, 2006 and 2005, respectively. Including its joint ventures, the Company’s dollar amount of backlog of homes sold but not closed as of December 31, 2007, was $107.9 million, a 63% decrease over the $295.5 million as of December 31, 2006. The cancellation rate of buyers who contracted to buy a home but did not close escrow was approximately 33% during 2007 and 33% during 2006.

The Company’s operations are dependent to a significant extent on debt financing and, to a lesser extent, on joint venture financing. The Company’s principal credit sources are its 7 5/8% Senior Notes, 10 3/4% Senior Notes, 7 1/2% Senior Notes, secured revolving credit facilities, seller-provided financing, and land banking transactions. At December 31, 2007, the outstanding principal amount of the 7 5/8% Senior Notes was $150.0 million, the outstanding principal amount of the 10 3/4% Senior Notes was $247.6 million and the outstanding principal amount of the 7 1/2% Senior Notes was $150.0 million. The secured revolving credit facilities are revolving lines of credit which previously had a maximum loan commitment of $560.0 million. However, as described below, as a result of certain land sales transactions, the Company has reached agreement with each of the lenders to modify the terms of the respective revolving credit facilities, including reducing the aggregate maximum loan commitment to $395.0 million. The credit facilities have limitations on the amounts that can be borrowed at any time based on assets which are included in the credit facilities and the specified borrowings permitted under borrowing base calculations. The secured revolving credit facilities are secured by substantially all of the Company’s assets. At December 31, 2007, the outstanding principal amount under the secured revolving credit facilities was $139.6 million. The Company’s mortgage subsidiary has two revolving credit facilities to fund its mortgage operations, of which an aggregate $11.5 million was outstanding at December 31, 2007. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition and Liquidity” and Note 6 of “Notes to Consolidated Financial Statements” for more information relating to the revolving credit facilities of the Company and its mortgage subsidiary.

In 2007, the homebuilding industry experienced continued decreased demand for housing, which has resulted in a decrease in new home orders, home closings, average sales prices and gross margins for the Company compared to the 2006 period. During 2007, the Company incurred impairment losses on real estate assets in the amount of $231.1 million. The impairments were primarily attributable to slower than anticipated homes sales and lower than anticipated net revenue due to the decline in the homebuilding industry. The Company was required to write-down the book value of certain real estate assets in accordance with Statement No. 144, as defined in Note 1 of “Notes to Consolidated Financial Statements”.

During 2007 and 2008, in response to the slow-down in the homebuilding industry, the Company entered into certain land sales transactions to improve its liquidity and to reduce its overall debt. On December 26, 2007 and January 7, 2008, the Company entered into ten separate agreements with various affiliates of one of its joint venture equity partners (the “Equity Partner Agreements”). Pursuant to the Equity Partner Agreements, the Company agreed to sell to the equity partner affiliates 604 residential lots and 5 model homes in 10 communities in Orange County, San Diego, County and Ventura County, California for an aggregate purchase price of $90.6 million in cash. The purchase and sale of 404 of the residential lots and the 5 model homes closed on December 27, 2007 (for an aggregate consideration of approximately $65.9 million) and the remainder of the residential lots closed on January 9, 2008. Prior to the sale, the collective net book value of these lots (as reflected on the Company’s financial statements) was approximately $210.7 million, resulting in a total loss on the sales transactions of $120.1 million. The loss of $40.3 million related to the portion of the land sales which closed in January 2008 has been reflected in the Consolidated Statement of Operations as Impairment Losses on Real

Estate Assets for the year ended December 31, 2007. The Company may consider entering into future agreements with the various affiliates of the equity partner to build and market homes in 5 of the 10 communities on behalf of the affiliates. For such services, the Company would receive fees and may, under certain circumstances, receive additional compensation if certain financial thresholds are achieved. Certain of the equity partner affiliates have an option to acquire an additional 23 model homes in 6 of the 10 communities.

On December 27, 2007, the Company sold certain land in San Diego County, California for $12.0 million in cash to a limited liability corporation owned indirectly by Frank T. Suryan, Jr. as Trustee of the Suryan Family Trust. Mr. Suryan is Chairman and Chief Executive Officer of Lyon Capital Ventures, a company wholly owned by Frank T. Suryan, Jr., General William Lyon, Chairman and Chief Executive Officer of the Company, and two trusts whose sole beneficiary is William H. Lyon, Executive Vice President and Chief Administrative Officer of the Company. The Company has received a report from a third-party valuation and financial advisory services firm as to the reasonableness of the sales price in the transaction. Further, the transaction was unanimously approved by all independent members of the Board of Directors. Prior to the sale, the net book value of this land (as reflected on the Company’s financial statements) was approximately $18.7 million, resulting in a loss on the transaction of $6.7 million.

In 2008, the Company expects to temporarily suspend all development, sales and marketing activities at ten of its actively-selling projects which are in the early stages of development. Management of the Company has concluded that this strategy is necessary under the prevailing market conditions and would allow the Company to market the properties at some future time when market conditions may have improved.

Upon consummation of the land sales transactions described above, the Company would not have been in compliance with the tangible net worth covenants in certain of the revolving credit facilities. The Company has reached agreement with each of the lenders to modify the terms of the respective revolving credit facilities so that upon consummation of the land sales transactions described above, the Company would be in compliance with the modified terms.

Under the modified revolving credit facilities, the aggregate loan commitment is reduced to $395.0 million (including one facility of $100.0 million, one of $70.0 million, one of $60.0 million, two of $50.0 million each, one of $35.0 million and one of $30.0 million) and the Company is required to comply with a number of covenants, the most restrictive of which require the Company to maintain:

•	A tangible net worth, as defined, of $175.0 million;

•	A ratio of total liabilities to tangible net worth, each as defined, of less than 5.00 to 1; and

•	Minimum liquidity, as defined, of at least $20.0 million.

The modifications for the facilities of $100.0 million and $35.0 million were effective January 1, 2008; however, the Company has received a waiver from each of the respective lenders for non-compliance with the tangible net worth covenant for the quarter ended December 31, 2007.

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

As a consequence of the merger, the Company’s equity now consists solely of 1,000 shares of common stock outstanding held by General William Lyon and two trusts of which William H. Lyon is the sole beneficiary.

The Company’s principal executive offices are located at 4490 Von Karman Avenue, Newport Beach, California 92660 and its telephone number is (949) 833-3600. The Company was incorporated in the State of Delaware on July 15, 1999.

The Company’s Markets

The Company is currently operating in four geographic regions: Southern California, Northern California, Arizona, and Nevada. Each of the regions has responsibility for the management of the Company’s homebuilding and development operations within its geographic boundaries.

The following table sets forth sales from real estate operations attributable to each of the Company’s homebuilding regions during the preceding three fiscal years:

	Total Revenue
	Year Ended December 31,
	2007	2006	2005
	(in thousands)
	(note 1)
Consolidated
Southern California Region(2)	$780,213	$852,528	$851,044
Northern California Region(3)	102,432	232,101	531,390
Arizona Region(4)	134,153	208,083	267,949
Nevada Region(5)	88,559	199,509	206,000

	$1,105,357	$1,492,221	$1,856,383

Unconsolidated joint ventures
Nevada(5)	$—	$17,046	$26,091

	$—	$17,046	$26,091

(1)	The Company has organized its operations into geographic regions. Each region has a management team led by a regional president. The Southern California Region is divided into 2 operating divisions, each with a division manager and separate management team.

(2)	The Southern California Region consists of operations in Orange, Los Angeles, Riverside San Bernardino and San Diego counties.

(3)	The Northern California Region consists of operations in Contra Costa, Sacramento, San Joaquin, Placer, Monterey and Stanislaus counties.

(4)	The Arizona Region consists of operations in the Phoenix area.

(5)	The Nevada Region consists of operations in Clark and Nye counties.

For financial information concerning segments, see the “Consolidated Financial Statements” and Note 1 of “Notes to Consolidated Financial Statements.”

LAND ACQUISITION AND DEVELOPMENT

As of December 31, 2007, the Company and its consolidated joint ventures owned approximately 13,624 lots and had options to purchase an additional 837 lots, substantially all of which are entitled.

The Company estimates that its current inventory of lots owned and controlled is adequate to supply its homebuilding operations at current operating levels for approximately four to five years.

The Company uses a land acquisition team, which includes members of its senior management, to manage the risks associated with land ownership and development. It is the Company’s policy that land can be purchased or sold only with the prior approval of senior management and the board of directors. The Company’s land acquisition strategy has been to undertake projects with shorter life-cycles in order to reduce development and market risk while maintaining an inventory of owned lots sufficient for construction of homes over a two-year period. The Company’s long-term strategy consists of the following elements:

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

The Company and an unaffiliated party formed a limited liability company for the purpose of acquiring and developing 885 acres of land in Pahrump, Nevada into approximately 3,174 lots for residential homesites. The company had a 50% direct interest in the limited liability company which began developing the lots in 2004 and sold approximately 472 and 678 lots during the years ended December 31, 2006 and 2005, respectively, of which 209 and 488 lots were sold to the Company. In July 2007, the Company purchased the interest of the other member in the limited liability company for $2.1 million in cash and assumed all of the member’s debt ($18.4 million) in the entity. Upon completion of the transaction, the assets and liabilities of the entity are consolidated with the Company’s financial statements.

HOMEBUILDING AND MARKET STRATEGY

The Company currently has a wide variety of product lines which enables it to meet the specific needs of each of its markets. Although the Company primarily emphasizes sales to the entry-level and move-up home markets, it believes that this diversified product strategy enables it to best serve a wide range of buyers and adapt quickly to a variety of market conditions. In order to reduce exposure to local market conditions, the Company’s sales locations are geographically dispersed. At December 31, 2007, the Company and its joint ventures had 60 sales locations.

Because the decision as to which product to develop is based on the Company’s assessment of market conditions and the restrictions imposed by government regulations, homestyles and sizes vary from project to project. The Company’s attached housing ranges in size from 1,040 to 3,050 square feet, and the detached housing ranges from 1,123 to 5,491 square feet.

Due to the Company’s product and geographic diversification strategy, the prices of the Company’s homes also vary substantially. Base sales prices for the Company’s attached housing range from approximately $76,000 to $980,000 and base sales prices for detached housing range from approximately $105,000 to $1,725,000. On a consolidated basis, the average sales price of homes closed for the year ended December 31, 2007 was $459,500.

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

Description of Projects and Communities Under Development

The Company’s homebuilding projects usually take two to five years to develop. The following table presents project information relating to each of the Company’s homebuilding regions as of December 31, 2007 and only includes projects with lots owned as of December 31, 2007, lots consolidated in accordance with Interpretation No. 46 as of December 31, 2007 or homes closed for the year ended December 31, 2007.

Project (County) Product	Year of First Delivery	Estimated Number of Homes at Completion(1)	Cumulative Units Closed as of December 31, 2007	Backlog at December 31, 2007(2)(3)	Lots Owned as of December 31, 2007(4)	Homes Closed for the Year Ended December 31, 2007	Sales Price Range(5)

SOUTHERN CALIFORNIA REGION
SAN DIEGO/INLAND EMPIRE DIVISION
Wholly-Owned:
San Diego:
Promenade	2006	168	66	1	102	60	$370,000 - 500,000
Alcala Del Sur	2005	83	81	2	2	50	$660,000 - 710,000
Pasado Del Sur	2009	89	0	0	25	0	$561,000 - 601,000
Maybeck	2006	51	38	3	13	33	$620,000 - 700,000
Sunset Cove	2007	35	29	0	6	29	$450,000 - 460,000
Santee:
Altair	2008	85	0	19	85	0	$331,000 - 382,000
Riverside County:
Parkside, Corona	2007	122	69	8	53	51	$421,000 - 539,000
Serafina, North Corona	2007	314	190	10	124	160	$248,000 - 348,000
Bridle Creek, Corona	2003	274	235	4	39	35	$573,000 - 761,000
Sequoia at Wolf Creek, Temecula	2005	125	125	0	0	28	$392,000 - 438,000
Savannah at Harveston Ranch, Temecula	2005	162	133	1	29	57	$254,000 - 306,000
San Bernardino County:
The Peaks at Citrus Heights, Fontana	2005	150	150	0	0	16	$597,000 - 680,000
Adelina, Fontana	2008	109	0	10	109	0	$256,000 - 321,000
Rosabella, Fontana	2008	114	4	10	110	4	$316,000 - 351,000
Amador, Rancho Cucamonga	2007	69	17	2	52	17	$276,000 - 397,000
Vintner's Grove, Rancho Cucamonga
Sollara SFD	2007	45	9	0	36	9	$389,000 - 464,000
Canela Triplex	2007	63	13	1	50	13	$291,000 - 361,000
Chapman Heights, Yucaipa
Braeburn	2005	113	92	6	21	27	$519,000 - 559,000
Crofton	2005	140	136	3	4	46	$403,000 - 433,000
Westland	2005	79	79	0	0	4	$498,000 - 521,000
Vista Bella	2009	108	0	0	108	0	$264,000 - 295,000
Redcort	2009	90	0	0	90	0	$298,000 - 323,000

Total Wholly-Owned:		2,588	1,466	80	1,058	639

Joint Ventures:
San Diego:
Ravenna	2005	199	198	0	1	50	$453,000 - 513,000
Amante	2005	127	127	0	0	21	$511,000 - 577,000
Treviso	2005	186	154	5	32	52	$310,000 - 420,000
Chula Vista:
Belleza at San Miguel Village	2005	195	195	0	0	9	$360,000 - 420,000

Total Joint Ventures:		707	674	5	33	132

TOTAL SAN DIEGO/INLAND EMPIRE DIVISION		3,295	2,140	85	1,091	771

Project (County) Product	Year of First Delivery	Estimated Number of Homes at Completion(1)	Cumulative Units Closed as of December 31, 2007	Backlog at December 31, 2007(2)(3)	Lots Owned as of December 31, 2007(4)	Homes Closed for the Year Ended December 31, 2007	Sales Price Range(5)
ORANGE COUNTY/LOS ANGELES DIVISION
Wholly-Owned:
Irvine:
Garland Park	2005	166	166	0	0	2	$579,000 - 717,000
San Carlos	2007	152	20	8	20	20	$380,000 - 545,000
Ivy	2009	135	0	0	0	0	$430,000 - 520,000
Columbus Grove:
Lantana	2006	102	88	2	14	49	$765,000 - 840,000
Kensington	2006	63	52	7	11	22	$640,000 - 775,000
Tustin:
Columbus Grove/Columbus Square:
Clarendon	2007	102	100	1	2	100	$270,000 - 650,000
Astoria	2007	38	26	1	12	26	$725,000 - 850,000
Mirabella	2008	60	0	0	0	0	$660,000 - 820,000
Cambridge Lane	2007	156	91	0	65	91	$76,000 - 520,000
Ainsley Park	2008	84	0	0	0	0	$625,000 - 725,000
Ciara	2007	67	39	2	28	39	$1,200,000 - 1,470,000
Verandas	2007	44	26	3	18	26	$650,000 - 705,000
Ladera Ranch:
Amarante II	2006	18	18	0	0	3	$1,046,000 - 1,130,000
Bellataire	2005	52	52	0	0	4	$1,220,000 - 1,260,000
Bellataire II	2006	23	23	0	0	1	$1,180,000 - 1,220,000
San Clemente:
Alora, San Clemente	2008	13	0	2	13	0	$1,150,000 - 1,250,000
San Juan Capistrano:
Floralisa	2005	80	74	2	6	20	$1,275,000 - 1,295,000
Estrella Rosa	2006	40	39	1	1	17	$1,675,000 - 1,725,000
Moorpark:
Meridian Hills:
Ashford	2006	125	28	0	85	24	$780,000 - 890,000
Marquis	2007	123	27	2	108	27	$830,000 - 975,000
Brighton (Affordable)	2008	17	0	0	17	0	$105,000 - 272,000
Los Angeles:
Arboreta at Rainbird
Vintage	2008	87	0	2	87	0	$435,000 - 545,000
Tradition	2008	53	0	9	53	0	$600,000 - 682,000
Hawthorne:
360 South Bay(6):
The Flats	2008	188	0	1	188	0	$495,000 - 700,000
The Lofts	2008	123	0	1	123	0	$525,000 - 775,000
The Rows	2008	94	0	1	94	0	$700,000 - 810,000
The Courts	2008	118	0	1	118	0	$635,000 - 790,000
The Gardens	2008	102	0	1	102	0	$755,000 - 980,000
Azusa:
Gardenia at Rosedale(6)	2008	147	0	5	147	0	$455,000 - 550,000
Sage Court at Rosedale(6) .	2008	176	0	5	176	0	$420,000 - 515,000

TOTAL ORANGE COUNTY/LOS ANGELES DIVISION		2,748	869	57	1,488	471

SOUTHERN CALIFORNIA REGION COMBINED TOTAL
Wholly-Owned		5,336	2,335	137	2,546	1,110
Joint Ventures		707	674	5	33	132

		6,043	3,009	142	2,579	1,242

Project (County) Product	Year of First Delivery	Estimated Number of Homes at Completion(1)	Cumulative Units Closed as of December 31, 2007	Backlog at December 31, 2007(2)(3)	Lots Owned as of December 31, 2007(4)	Homes Closed for the Year Ended December 31, 2007	Sales Price Range(5)

NORTHERN CALIFORNIA REGION
Wholly-Owned:
Contra Costa County:
Seagate at Bayside, Hercules	2005	96	95	0	1	15	$615,000 - 727,000
Rivergate I & II, Antioch	2006	167	117	6	50	13	$400,000 - 513,000
Vista Del Mar, Pittsburgh
Vineyard (6)	2007	155	1	0	154	1	$650,000 - 710,000
Victory (6)	2008	129	0	0	129	0	$680,000 - 745,000
San Joaquin County:
Ironwood III, Lathrop	2005	109	109	0	0	2	$487,000 - 544,000
Seasons, Stockton	2005	145	145	0	0	7	$473,000 - 533,000
Stanislaus County:
Falling Leaf, Modesto
Trails	2006	100	28	5	72	23	$260,000 - 325,000
Groves	2006	131	34	6	97	25	$273,000 - 308,000
Meadows	2006	83	19	3	64	12	$359,000 - 400,000
Placer County:
Shady Lane at Whitney Ranch, Rocklin	2006	96	42	4	54	21	$400,000 - 426,000
Twin Oaks at Whitney Ranch, Rocklin	2006	92	25	1	67	18	$526,000 - 558,000
Sacramento County:
Verona at Anatolia, Rancho Cordova	2005	79	67	5	12	21	$400,000 - 425,000
Marquee at Fair Oaks	2007	190	8	1	182	8	$300,000 - 360,000

Total Wholly-Owned		1,572	690	31	882	166

Joint Ventures:
Contra Costa County:
Vista Del Mar, Pittsburgh
Villages	2007	102	24	4	78	24	$303,000 - 502,000
Venue	2007	132	26	1	106	26	$363,000 - 579,000
Monterey County:
East Garrison	2010	603	0	0	603	0	$239,000 - 780,000
Sacramento County:
Big Horn, Elk Grove
Plaza Walk	2005	106	66	2	40	13	$299,000 - 360,000
Gallery Walk	2005	149	95	5	54	24	$210,000 - 299,000

Total Joint Ventures:		1,092	211	12	881	87

NORTHERN CALIFORNIA REGION COMBINED TOTAL
Wholly-Owned		1,572	690	31	882	166
Joint Ventures		1,092	211	12	881	87

		2,664	901	43	1,763	253

ARIZONA REGION
Wholly-Owned:
Maricopa County
Sonoran Foothills, Phoenix
Desert Crown	2004	124	124	0	0	1	$441,000 - 544,000
Desert Sierra	2004	212	212	0	0	1	$249,000 - 307,000
Copper Canyon Ranch, Surprise
Sunset Point	2004	282	281	0	1	21	$287,000 - 383,000
El Sendero Hills	2004	188	188	0	0	13	$377,000 - 470,000
Talavera, Phoenix	2006	134	125	3	9	79	$256,000 - 330,000
Coldwater Ranch, Maricopa County	2008	368	0	0	368	0	$169,000 - 218,000
Lehi Crossing, Mesa	2011	880	0	0	552	0	$209,000 - 288,000

Project (County) Product	Year of First Delivery	Estimated Number of Homes at Completion(1)	Cumulative Units Closed as of December 31, 2007	Backlog at December 31, 2007(2)(3)	Lots Owned as of December 31, 2007(4)	Homes Closed for the Year Ended December 31, 2007	Sales Price Range(5)
Rancho Mercado, Phoenix	2011	1,850	0	0	1,850	0	$195,000 - 282,000
Hastings Property, Queen Creek	2010	631	0	0	631	0	$169,000 - 432,000
Lyon's Gate, Gilbert:
Pride	2006	650	265	21	385	161	$199,000 - 222,000
Savanna	2006	174	112	10	62	63	$237,000 - 295,000
Sahara	2006	169	102	14	67	59	$293,000 - 369,000
Acacia	2007	365	22	19	343	22	$221,000 - 301,000
Future Products	2008	213	0	0	213	0

Total Wholly-Owned:		6,240	1,431	67	4,481	420

Joint Ventures:
Maricopa County
Circle G at the Church Farm North	2010	1,745	0	0	1,745	0	$172,000 - 441,000

Total Joint Ventures:		1,745	0	0	1,745	0

ARIZONA REGION TOTAL . . . . . . . . .		7,985	1,431	67	6,226	420

NEVADA REGION
Wholly-Owned:
Clark County
Summerlin, Las Vegas
The Lyon Collection	2005	79	79	0	0	5	$624,000 - 659,000
Kingwood Crossing	2006	100	60	3	40	31	$385,000 - 471,000
North Las Vegas
The Cottages	2004	360	297	2	63	26	$202,000 - 232,000
La Tierra	2006	67	53	4	14	21	$315,000 - 345,000
Tierra Este	2008	126	0	0	126	0	$275,000 - 305,000
Carson Ranch, Las Vegas
West Series I	2005	71	67	0	4	0	$395,000 - 430,000
West Series II	2005	59	51	1	8	22	$406,000 - 503,000
East Series I	2007	103	50	0	53	20	$355,000 - 390,000
East Series II	2007	58	7	1	51	7	$406,000 - 461,000
West Park, Las Vegas
Villas	2006	191	44	9	147	27	$283,000 - 325,000
Courtyards	2006	113	37	1	76	23	$330,000 - 380,000
Mesa Canyon, Las Vegas	2010	49	0	0	49	0	$410,000 - 446,000
The Lyon Estates, Las Vegas	2008	129	0	0	129	0	$635,000 - 700,000
Nye County
Mountain Falls, Pahrump:
Cascata	2005	147	137	0	10	2	$216,000 - 238,000
Tramonto	2005	212	153	3	59	17	$256,000 - 291,000
Tramonto Continuation	2010	91	0	0	91	0
Bella Sera	2005	129	92	1	37	23	$312,000 - 352,000
Cascata Ancora	2007	118	37	1	81	37	$196,000 - 218,000
Entrata	2007	99	6	1	93	6	$177,000 - 199,000
Future Projects	2008	1,925	0	0	1,925	0

NEVADA REGION TOTAL		4,226	1,170	27	3,056	267

GRAND TOTALS:
Wholly-Owned		17,374	5,626	262	10,965	1,963
Joint Ventures		3,544	885	17	2,659	219

		20,918	6,511	279	13,624	2,182

(1)	The estimated number of homes to be built at completion is subject to change, and there can be no assurance that the Company will build these homes.
(2)	Backlog consists of homes sold under sales contracts that have not yet closed, and there can be no assurance that closings of sold homes will occur.

(3)	Of the total homes subject to pending sales contracts as of December 31, 2007, 252 represent homes completed or under construction and 27 represent homes not yet under construction.
(4)	Lots owned as of December 31, 2007 include lots in backlog at December 31, 2007.
(5)	Sales price range reflects base price only and excludes any lot premium, buyer incentive and buyer selected options, which vary from project to project.
(6)	All or a portion of the lots in this project are not owned as of December 31, 2007. The Company consolidated the purchase price of the lots in accordance with Interpretation No. 46, and considers the lots owned at December 31, 2007.

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

The Company’s homes are typically sold before or during construction through sales contracts which are usually accompanied by a small cash deposit. Such sales contracts are usually subject to certain contingencies such as the buyer’s ability to qualify for financing. The cancellation rate of buyers who contracted to buy a home but did not close escrow at the Company and its joint ventures’ projects was approximately 33% during 2007. Cancellation rates are subject to a variety of factors beyond the Company’s control such as adverse economic conditions and increases in mortgage interest rates. The Company’s and its joint ventures’ inventory of completed and unsold homes was 146 homes as of December 31, 2007.

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

The Company has organized its operating divisions into geographic regions — Southern California, Northern California, Arizona and Nevada. Each region has a management team led by a regional president. The Southern California Region is further divided into two operating divisions, each with a division manager and separate management team.

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

As of December 31, 2007, the Company employed 609 full-time and 23 part-time employees, including corporate staff, supervisory personnel of construction projects, maintenance crews to service completed projects, as well as persons engaged in administrative, finance and accounting, mortgage, engineering, land acquisition, golf course operations, sales and marketing activities.

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

Available Information

The Company’s Internet address is http://www.lyonhomes.com. The Company makes available free of charge on or through its Internet website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such material was electronically filed with, or furnished to, the Securities and Exchange Commission.

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

Revenues and margins may decrease, and results of operations may be adversely affected, as a result of declines in demand for housing and other changes in economic and business conditions.

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

In 2007, the homebuilding industry experienced continued decreased demand for housing, which has resulted in a decrease in new home orders, home closings, and average sales prices for the Company compared to the 2006 period. The Company has reduced sales prices and offered greater incentives to buyers to compete for sales that have resulted in reduced margins. If the decreased demand for housing continues, the Company may need to continue the trend of reducing sales prices to meet competitive and market pressures.

Interest rates and the unavailability of mortgage financing can adversely affect demand for housing.

In general, housing demand is negatively impacted by increases in interest rates and housing costs and the unavailability of mortgage financing as a result of declining customer credit quality, tightening of mortgage loan underwriting standards, or other factors. Most buyers finance their home purchases through third-party lenders providing mortgage financing. Over the last several months, many third-party lenders have significantly increased underwriting standards, mortgage interest rates have increased, and many subprime and other alternate mortgage products are no longer available in the marketplace. If these trends continue and mortgage loans continue to be difficult to obtain, the ability and willingness of prospective buyers to finance home purchases or to sell their existing homes will be adversely affected, which will adversely affect the Company’s results of operations through reduced home sales revenue, gross margin and cash flow, and the impact may be material.

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

The Company continuously acquires land for replacement and expansion of land inventory within the markets in which it builds. The risks inherent in purchasing and developing land increase as consumer demand for housing decreases. Thus, the Company may have bought and developed land on which homes cannot be profitably built and sold. The market value of land, building lots and housing inventories can fluctuate significantly as a result of changing market conditions. The Company employs measures to manage inventory risks which may not be successful. In addition, inventory carrying costs can be significant and can result in losses in a poorly performing project or market. In the event of significant changes in economic or market conditions, the Company may have to sell homes at significantly lower margins or at a loss. Further, the Company may be required to write-down the book value of certain real estate assets in accordance with U.S. generally accepted accounting principles, and some of those write-downs could be material.

In 2007, the Company incurred impairment losses on real estate assets in the amount of $231.1 million. The impairments were primarily attributable to slower than anticipated home sales and lower than anticipated net revenue due to the decline in the homebuilding industry. The Company was required to write-down the book value of certain real estate assets in accordance with Statement No. 144, as defined in Note 1 of “Notes to Consolidated Financial Statements”. The impairment losses have a material adverse effect on the Company’s financial position. A continued slump in the housing market could result in additional writedowns. Any additional material write-downs of assets could have a material adverse effect on the Company’s financial condition and earnings.

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

Certain of these financial ratios are being negatively impacted by current market conditions, specifically reduced homebuilding gross margins, impairment losses on real estate assets and losses realized on the bulk sale of land. As a result of certain land sales transactions entered into in 2007 as described above, the Company would not have been in compliance with the tangible net worth covenants in certain of its revolving credit facilities. The Company reached agreement with each of the lenders to modify the terms of the respective revolving credit facilities so that upon consummation of those land sales transactions, the Company would be in compliance with the modified terms. The modifications for two of the facilities were effective January 1, 2008; however, the Company has received a waiver from each of the respective lenders for non-compliance with the tangible net worth covenant for the quarter ended December 31, 2007. (See Item 7, “Management’s Discussion and Analysis of Financial Condition, Financial Condition and Liquidity, Revolving Credit Facilities”).

There can be no assurance that the Company will remain in compliance with the financial covenants contained in the credit facilities if slowing market conditions continue. If the Company is unable to comply with any one or more of these financial covenants, and is unable to obtain a waiver for the noncompliance, the Company could be precluded from incurring additional borrowings under the credit facilities. In addition, the Company’s obligations to repay indebtedness outstanding under the credit facilities could be accelerated in full. Any of these events could materially impact the Company’s liquidity and ability to conduct its operations.

Difficulty in obtaining sufficient capital could result in increased costs and delays in completion of projects.

The homebuilding industry is capital intensive and requires significant up-front expenditures to acquire land and begin development. Land acquisition, development and construction activities may be adversely affected by any shortage or increased cost of financing or the unwillingness of third parties to engage in joint ventures. The Company’s current financial position may make it more difficult for the Company to obtain capital for development projects, particularly if the Company has difficulty meeting its current financial ratio covenants.

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

The Company presently conducts all of its business in four geographical regions: Southern California, Northern California, Arizona and Nevada. Because the Company’s operations are concentrated in these geographic areas, the current economic downturn in these markets has caused housing prices and sales to decline, which has caused a material adverse effect on the Company’s business, results of operations, and financial condition.

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

The Company’s success is dependent upon the efforts and abilities of its executive officers and other key employees, many of whom have significant experience in the homebuilding industry and in the Company’s regional markets. In particular, the Company is dependent upon the services of General William Lyon and Douglas F. Bauer, the Chairman of the Board and Chief Executive Officer and President and Chief Operating

Officer, respectively, as well as the services of the regional presidents and division managers. The loss of the services of any of these executives or key personnel, for any reason, could have a material adverse effect upon the Company’s business, operating results and financial condition.

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

The Company’s future growth depends upon the Company’s ability to acquire attractive properties for development. Historically, there has been significant competition for desirable lots in all of the Company’s markets, particularly in California. Shortages in available properties could cause the Company to incur additional costs to acquire such properties or could limit the number of future projects and the Company’s growth. The Company’s financial position, future results and prospects may be adversely affected if properties at desirable prices and locations are not continually available.

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

None.

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

Item 3.    Legal Proceedings

Litigation Arising from General Lyon’s Tender Offer

As described above in Item 1—Business, on March 17, 2006, the Company’s principal stockholder commenced a tender offer (the “Tender Offer”) to purchase all outstanding shares of the Company’s common stock not already owned by him. Initially, the price offered in the Tender was $93 per share, but it was subsequently increased to $109 per share.

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

On April 23, 2006, Delaware Chancery Court conditionally certified a class in the Consolidated Delaware Action. The parties to the Consolidated Delaware Action agreed to a Stipulation of Settlement, and on August 9, 2006, the Delaware Chancery Court certified a class in the Consolidated Delaware Action, approved the settlement, and dismissed the Consolidated Delaware Action with prejudice as to all defendants and the class. On February 16, 2007, the fee award to Plaintiffs’ counsel was appealed to the Supreme Court of the State of Delaware. On July 18, 2007, a three-judge panel of the Delaware Supreme Court heard oral argument, and, on July 19, 2007, referred the matter for consideration by the Court en Banc, which heard oral argument on September 19, 2007. On December 21, 2007, the Delaware Supreme Court remanded the matter to the Chancery Court for further proceedings regarding the fee award to Plaintiff’s counsel. Under the appealed award, the Company has no expected liability for Plaintiffs’ counsel fees, which are expected to be paid by General Lyon.

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

Item 6.    Selected Financial Data

The following table sets forth certain of the Company’s historical financial data. The selected historical consolidated financial data as of December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006 and 2005 have been derived from the Company’s audited consolidated financial statements and the related notes included elsewhere herein. The selected historical consolidated financial data as of December 31, 2005, 2004 and 2003 and for the years ended December 31, 2004 and 2003 have been derived from the Company’s audited financial statements for such years, which are not included herein. The selected historical consolidated financial data set forth below are not necessarily indicative of the results of future operations and should be read in conjunction with the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the historical consolidated financial statements and accompanying notes included elsewhere herein.

	As of and for the Year Ended December 31,
	2007	2006	2005	2004	2003
	(dollars in thousands)
	(note 4)
Statement of Operations Data:
Operating revenue
Home sales	$1,002,549	$1,478,694	$1,745,067	$1,785,589	$866,657
Lots, land and other sales(1)	102,808	13,527	111,316	36,258	21,656
Management fees	—	—	—	—	9,490

	1,105,357	1,492,221	1,856,383	1,821,847	897,803

Operating costs
Cost of sales—homes	(873,228)	(1,160,614)	(1,307,027)	(1,327,057)	(714,385)
Cost of sales—lots, land and other(1)	(205,603)	(16,524)	(44,774)	(23,173)	(13,269)
Impairment loss on real estate assets(2)	(231,120)	(39,895)	(4,600)	—	—
Sales and marketing	(66,703)	(72,349)	(59,422)	(58,792)	(31,252)
General and administrative	(37,472)	(61,390)	(90,045)	(80,784)	(50,315)
Other	(903)	(6,502)	(2,450)	(2,105)	(1,834)

	(1,415,029)	(1,357,274)	(1,508,318)	(1,491,911)	(811,055)

Equity in income (loss) of unconsolidated joint ventures	304	3,242	4,301	(699)	31,236

Minority equity in income of consolidated entities	(11,126)	(16,914)	(37,571)	(49,661)	(429)

Operating (loss) income	(320,494)	121,275	314,795	279,576	117,555
Financial advisory expenses	—	(3,165)	(2,191)	—	—
Other income, net	3,744	5,599	2,176	5,572	6,397

(Loss) income before provision for income taxes	(316,750)	123,709	314,780	285,148	123,952
Provision for income taxes	(32,658)	(48,931)	(124,149)	(113,499)	(51,815)

Net (loss) income	$(349,408)	$74,778	$190,631	$171,649	$72,137

Balance Sheet Data:
Cash and cash equivalents	$73,197	$38,732	$52,369	$96,074	$24,137
Real estate inventories
Owned(2)	1,061,660	1,431,753	1,303,476	1,059,173	698,047
Not owned	144,265	200,667	115,772	—	—
Investments in and advances to unconsolidated joint ventures	4,671	3,560	397	17,911	45,613
Total assets	1,375,328	1,878,595	1,691,002	1,274,562	839,715
Total debt	814,485	851,314	672,536	595,219	326,737
Minority interest	56,009	109,859	227,178	142,096	142,496
Stockholders’ equity	282,763	625,395	542,894	347,109	252,040

Operating Data (including unconsolidated joint ventures) (unaudited):
Number of net new home orders	1,855	2,202	3,321	3,371	3,443
Number of homes closed	2,182	2,887	3,196	3,471	2,804
Average sales price of homes closed	$460	$512	$546	$514	$422
Cancellation rates	33%	33%	16%	17%	18%
Backlog at end of period, number of homes(3)	279	606	1,291	1,166	1,266
Backlog at end of period, aggregate sales value(3)	$107,893	$295,505	$691,627	$623,578	$595,180

(1)

During 2007 and 2008, in response to the slow-down in the homebuilding industry, the Company entered into certain land sales transactions to improve its liquidity and to reduce its overall debt. On December 26, 2007 and January 7, 2008, the Company entered into ten separate agreements with various affiliates of one of its equity partners (the “Equity Partner Agreements”). Pursuant to the Equity Partner Agreements, the Company agreed to sell to the equity partner affiliates 604 residential lots and 5 model homes in 10 communities in Orange County, San Diego, County and Ventura County, California for an aggregate purchase price of $90.6 million in cash. The purchase and sale of 404 of the residential lots and the 5 model homes closed on December 27, 2007 (for an aggregate consideration of approximately $65.9 million) and the remainder of the residential lots closed on January 9, 2008. Prior to the sale, the collective net book value of these lots (as reflected on the Company’s financial statements) was approximately $210.7 million, resulting in a total loss on the sales transactions of $120.1. The loss of $40.3 million related to the portion of the land sales which closed in January 2008 has been reflected in the Consolidated Statement of Operations as Impairment Loss on Real Estate Assets for the year ended December 31, 2007.

On December 27, 2007, the Company sold certain land in San Diego County, California for $12.0 million in cash to a limited liability corporation owned indirectly by Frank T. Suryan, Jr. as Trustee of the Suryan Family Trust. Mr. Suryan is Chairman and Chief Executive Officer of Lyon Capital Ventures, a company wholly owned by Frank T. Suryan, Jr., General William Lyon, Chairman and Chief Executive Officer of the Company, and two trusts whose sole beneficiary is William H. Lyon, Executive Vice President and Chief Administrative Officer of the Company. The Company has received a report from a third-party valuation and financial advisory services firm as to the reasonableness of the sales price in the transaction. Further, the transaction was unanimously approved by all disinterested members of the Board of Directors. Prior to the sale, the net book value of this land (as reflected on the Company’s financial statements) was approximately $18.7 million, resulting in a loss on the transaction of $6.7 million.

(2)	The Company accounts for its real estate inventories under Financial Accounting Standards Board Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“Statement No. 144”). Statement No. 144 requires impairment losses to be recorded on assets to be held and used by the Company when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of the assets. The estimation process used in determining the undiscounted cash flows of the assets is inherently uncertain because it involves estimates of future revenues and costs. As described more fully below in the section entitled “Real Estate Inventories and Cost of Sales”, estimates of revenues and costs are supported by the Company’s budgeting process. When an impairment loss is required for assets to be held and used by the Company, the related assets are adjusted to their estimated fair value.
The results of operations for the year ended December 31, 2007, include a non-cash charge of $231.1 million to record an impairment loss on real estate assets held by the Company at certain of its homebuilding projects. The impairment was primarily attributable to slower than anticipated home sales and lower than anticipated net revenue due to softening market conditions. As a result, the future undiscounted cash flows estimated to be generated were determined to be less than the carrying amount of the assets. Accordingly, the related real estate assets were written-down to their estimated fair value. The non-cash charge is reflected in impairment loss on real estate assets in the accompanying consolidated statements of operations.

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

(3)	Backlog consists of homes sold under pending sales contracts that have not yet closed, some of which are subject to contingencies, including mortgage loan approval and the sale of existing homes by customers. There can be no assurance that homes sold under pending sales contracts will close. Of the total homes sold subject to pending sales contracts as of December 31, 2007, 252 represent homes completed or under construction and 27 represent homes not yet under construction. Backlog as of all dates is unaudited.

(4)	In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities, as amended (“Interpretation No. 46”), which addresses the consolidation of variable interest entities (“VIEs”). Under Interpretation No. 46, arrangements that are not controlled through voting or similar rights are accounted for as VIEs. An enterprise is required to consolidate a VIE if it is the primary beneficiary of the VIE. Interpretation No. 46 applied immediately to arrangements created after January 31, 2003 and, with respect to arrangements created before February 1, 2003, the interpretation was applied to the Company as of January 1, 2004. The adoption of Interpretation No. 46 has not affected the Company’s consolidated net income. Prior period information has not been restated to conform to the presentation in the current period.

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

Based on the Company’s analysis of arrangements created after January 31, 2003, no VIEs had been created for the period from February 1, 2003 through December 31, 2004 with respect to option agreements as identified under clause (i) of the previous paragraph. At December 31, 2003, certain joint ventures and a land banking arrangement created after January 31, 2003 had been determined to be VIEs under Interpretation No. 46 in which the Company is considered the primary beneficiary. Accordingly, the assets, liabilities and operations of these joint ventures and land banking arrangement had been consolidated with the Company’s financial statements as of December 31, 2003 and for the period then ended. Effective January 1, 2004, certain additional joint ventures and land banking arrangements created prior to February 1, 2003 had been determined to be VIEs under Interpretation No. 46 in which the Company is considered the primary beneficiary. Accordingly, the assets, liabilities and operations of all of these joint ventures and land banking arrangements had been consolidated with the Company’s financial statements as of January 1, 2004 and for the year ended December 31, 2004. At December 31, 2007, 2006 and 2005, certain joint ventures, lot option agreements and land banking arrangements have been determined to be VIEs under Interpretation No. 46 in which the Company is considered the primary beneficiary. Accordingly, the assets, liabilities and operations of all of these joint ventures, lot option agreements and land banking arrangements have been consolidated with the Company’s financial statements as of December 31, 2007, 2006 and 2005, and for the years ended December 31, 2007, 2006 and 2005.

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

The Company is primarily engaged in the design, construction and sale of single family detached and attached homes in California, Arizona and Nevada. Since the founding of its predecessor in 1956, on a combined basis the Company has sold over 70,000 homes. The Company conducts its homebuilding operations through four geographic regions: Southern California, Northern California, Arizona and Nevada. For the year ended December 31, 2007, on a consolidated basis the Company had revenues from home sales of $1.002 billion and delivered 2,182 homes, which includes $91.8 million of revenue and 219 delivered homes from consolidated joint ventures. The Company believes that it is well positioned for long term growth in all of its markets. However, due to slow downs of new orders, increases in cancellation rates and increasing price competition, the Company anticipates a decline in deliveries and revenues in 2008 as compared to 2007. The Company presents information related to its joint ventures as such information represents an important aspect of the Company’s business as well as a substantial portion of its operating income.

The Company and certain of its subsidiaries are general partners or members in joint ventures involved in the development and sale of residential projects. As described more fully in “Critical Accounting Policies—Variable Interest Entities” certain joint ventures have been determined to be variable interest entities in which the Company is considered the primary beneficiary. Accordingly, the assets, liabilities and operations of these joint ventures have been consolidated with the Company’s financial statements as of and for the years ended December 31, 2007 and 2006. Because the Company already recognizes its proportionate share of joint venture earnings and losses under the equity method of accounting, the adoption of Interpretation No. 46 did not affect the Company’s consolidated net income. The financial statements of joint ventures in which the Company is not considered the primary beneficiary are not consolidated with the Company’s financial statements. The Company’s investments in unconsolidated joint ventures are accounted for using the equity method because the Company has a 50% or less voting or economic interest (and thus such joint ventures are not controlled by the Company). Income allocations and cash distributions to the Company from the unconsolidated joint ventures are based on predetermined formulas between the Company and its joint venture partners as specified in the applicable partnership or operating agreements. The Company generally receives, after partners’ priority returns and returns of partners’ capital, approximately 50% of the profits and cash flows from joint ventures. See Note 2 of “Notes to Consolidated Financial Statements” for condensed combined financial information for the joint ventures whose financial statements have been consolidated with the Company’s financial statements. See Note 5 of “Notes to Consolidated Financial Statements” for condensed combined financial information for the unconsolidated joint ventures. Based upon current estimates, substantially all future development and construction costs incurred by the joint ventures will be funded by the venture partners or from the proceeds of construction financing obtained by the joint ventures.

Results of Operations

Selected financial and operating information for the Company including its consolidated projects and joint ventures as of and for the periods presented is as follows:

	As of and for the year ended December 31, 2007
	Wholly- Owned	Joint Ventures	Consolidated Total
Selected Financial Information (dollars in thousands)
Homes closed	1,963	219	2,182

Home sales revenue	$910,728	$91,821	$1,002,549
Cost of sales	(803,749)	(69,479)	(873,228)

Gross margin	$106,979	$22,342	$129,321

Gross margin percentage	11.7%	24.3%	12.9%

Number of homes closed
California	1,276	219	1,495
Arizona	420	—	420
Nevada	267	—	267

Total	1,963	219	2,182

Average sales price
California	$554,300	$419,300	$534,500
Arizona	273,600	—	273,600
Nevada	331,700	—	331,700

Total	$463,900	$419,300	$459,500

Number of net new home orders
California	1,141	184	1,325
Arizona	296	—	296
Nevada	234	—	234

Total	1,671	184	1,855

Average number of sales locations during period
California	36	6	42
Arizona	5	—	5
Nevada	10	—	10

Total	51	6	57

	As of and for the year ended December 31, 2007
	Wholly- Owned	Joint Ventures	Consolidated Total
Backlog of homes sold but not closed at end of period
California	168	17	185
Arizona	67	—	67
Nevada	27	—	27

Total	262	17	279

Dollar amount of backlog of homes sold but not closed at end of period (dollars in thousands)
California	$80,310	$5,156	$85,466
Arizona	15,627	—	15,627
Nevada	6,800	—	6,800

Total	$102,737	$5,156	$107,893

Lots controlled at end of year
Owned lots
California	3,428	914	4,342
Arizona	4,481	1,745	6,226
Nevada	3,056	—	3,056

Total	10,965	2,659	13,624

Optioned lots(1)
California			534
Arizona			303
Nevada			—

Total			837

Total lots controlled
California			4,876
Arizona			6,529
Nevada			3,056

Total			14,461

	As of and for the year ended December 31, 2006
	Wholly- Owned	Joint Ventures	Consolidated Total
Selected Financial Information (dollars in thousands)
Homes closed	2,540	347	2,887

Home sales revenue	$1,327,297	$151,397	$1,478,694
Cost of sales	(1,052,657)	(107,957)	(1,160,614)

Gross margin	$274,640	43,440	$318,080

Gross margin percentage	20.7%	28.7%	21.5%

Number of homes closed
California	1,431	347	1,778
Arizona	593	—	593
Nevada	516	—	516

Total	2,540	347	2,887

Average sales price
California	$646,900	$436,300	$605,800
Arizona	346,800	—	346,800
Nevada	379,700	—	379,700

Total	$522,600	$436,300	$512,200

Number of net new home orders
California	1,111	291	1,402
Arizona	388	—	388
Nevada	412	—	412

Total	1,911	291	2,202

Average number of sales locations during period
California	28	6	34
Arizona	6	—	6
Nevada	12	—	12

Total	46	6	52

	As of and for the year ended December 31, 2006
	Wholly- Owned	Joint Ventures	Consolidated Total
Backlog of homes sold but not closed at end of period
California	303	52	355
Arizona	191	—	191
Nevada	60	—	60

Total	554	52	606

Dollar amount of backlog of homes sold but not closed at end of period (dollars in thousands)
California	$197,123	$24,122	$221,245
Arizona	51,852	—	51,852
Nevada	22,408	—	22,408

Total	$271,383	$24,122	$295,505

Lots controlled at end of year
Owned lots
California	4,895	530	5,425
Arizona	3,996	2,568	6,564
Nevada	1,299	—	1,299

Total	10,190	3,098	13,288

Optioned lots(1)
California			2,872
Arizona			3,492
Nevada			1,013

Total			7,377

Total lots controlled
California			8,297
Arizona			10,056
Nevada			2,312

Total			20,665

	As of and for the year ended December 31, 2005
	Wholly- Owned	Joint Ventures	Consolidated Total
Selected Financial Information (dollars in thousands)
Homes closed	2,508	688	3,196

Home sales revenue	$1,338,208	$406,859	$1,745,067
Cost of sales	(1,012,761)	(294,266)	(1,307,027)

Gross margin	$325,447	$112,593	$438,040

Gross margin percentage	24.3%	27.7%	25.1%

Number of homes closed
California	1,315	688	2,003
Arizona	628	—	628
Nevada	565	—	565

Total	2,508	688	3,196

Average sales price
California	$707,400	$591,400	$667,600
Arizona	321,500	—	321,500
Nevada	364,600	—	364,600

Total	$533,600	$591,400	$546,000

Number of net new home orders
California	1,566	566	2,132
Arizona	542	—	542
Nevada	647	—	647

Total	2,755	566	3,321

Average number of sales locations during period
California	20	8	28
Arizona	5	—	5
Nevada	8	—	8

Total	33	8	41

	As of and for the year ended December 31, 2005
	Wholly- Owned	Joint Ventures	Consolidated Total
Backlog of homes sold but not closed at end of period
California	608	123	731
Arizona	396	—	396
Nevada	164	—	164

Total	1,168	123	1,291

Dollar amount of backlog of homes sold but not closed at end of period (dollars in thousands)
California	$427,102	$64,355	$491,457
Arizona	141,132	—	141,132
Nevada	59,038	—	59,038

Total	$627,272	$64,355	$691,627

Lots controlled at end of year
Owned lots
California	4,296	1,290	5,586
Arizona	3,627	822	4,449
Nevada	1,483	—	1,483

Total	9,406	2,112	11,518

Optioned lots(1)
California			4,650
Arizona			8,232
Nevada			2,189

Total			15,071

Total lots controlled
California			10,236
Arizona			12,681
Nevada			3,672

Total			26,589

(1)	Optioned lots may be purchased by the Company as consolidated projects or may be purchased by newly formed unconsolidated joint ventures.

During the last half of the fourth quarter of 2005, the Company began to experience slowing in new orders in many of its markets, increases in cancellation rates and increasing pricing pressures from several of its competitors who initiated aggressive incentive and discounting programs. This softening in the Company’s markets continued in 2006 and 2007 and is generally expected to continue in 2008.

On a combined basis, the number of net new home orders for the year ended December 31, 2007 decreased 15.8% to 1,855 homes from 2,202 homes for the year ended December 31, 2006. The number of homes closed on a combined basis for the year ended December 31, 2007 decreased 24.4% to 2,182 homes from 2,887 homes for the year ended December 31, 2006. On a combined basis, the backlog of homes sold but not closed as of December 31, 2007 was 279 homes, down 54.0% from 606 homes as of December 31, 2006.

Homes in backlog are generally closed within three to six months. The dollar amount of backlog of homes sold but not closed on a combined basis as of December 31, 2007 was $107.9 million, down 63.5% from $295.5 million as of December 31, 2006. The cancellation rate of buyers who contracted to buy a home but did not close escrow at the Company’s projects was approximately 33% during 2007 and 33% during 2006. The inventory of completed and unsold homes was 146 homes as of December 31, 2007.

The Company’s average number of sales locations increased to 57 for the year ended December 31, 2007, compared to 52 for the year ended December 31, 2006. The Company’s number of new home orders per average sales location decreased from 42.3 for the year ended December 31, 2006 to 32.5 for the year ended December 31, 2007.

Comparisons of Years Ended December 31, 2007 and 2006

Consolidated operating revenue for the year ended December 31, 2007 was $1.105 billion, a decrease of $387.0 million, or 25.9%, from consolidated operating revenue of $1.492 billion for the year ended December 31, 2006. Revenue from sales of wholly-owned homes decreased $416.3 million, or 31.4%, to $910.7 million in the 2007 period from $1.327 billion in the 2006 period. This decrease was comprised of (i) a decrease of $267.3 million due to a decrease in the number of wholly-owned homes closed to 1,963 in 2007 from 2,540 in 2006 and (ii) a decrease of $149.0 million due to a decrease in the average sales price of wholly-owned homes closed to $463,900 in the 2007 period from $522,600 in the 2006 period. Consolidated operating revenue includes revenue from sales of joint ventures due to the adoption of Interpretation No. 46. Revenue from sales of joint venture homes decreased $59.6 million, or 39.4%, to $91.8 million in the 2007 period from $151.4 million in the 2006 period. This decrease was comprised of (i) a decrease of $5.9 million due to a decrease in the average sales price of joint venture homes closed to $419,300 in the 2007 period from $436,300 in the 2006 period and (ii) a decrease of $53.7 million due to a decrease in the number of joint venture homes closed to 219 in 2007 from 347 in 2006. Revenue from sales of lots, land and other increased to $102.8 million in 2007 from $13.5 million in 2006 due to the bulk sales of land of $83.6 million in California and of $19.2 million in Arizona during 2007. The decrease in the average sales price of units closed in wholly-owned and consolidated joint venture projects was primarily due to (i) price depreciation in certain markets and (ii) a change in product mix.

Total operating (loss) income decreased to an operating loss of $320.5 million in the 2007 period from operating income of $121.3 million in the 2006 period. The excess of revenue from sales of homes over the related costs of sales (gross margin) decreased by $189.1 million to $129.0 million in the 2007 period from $318.1 million in the 2006 period primarily due to (i) a decrease in the number of homes closed to 2,182 in 2007 from 2,887 in the 2006 period, (ii) a decrease in the average sales price of homes closed to $459,500 in the 2007 period from $512,200 in the 2006 period, and (iii) a decrease in the gross margin percentage to 12.9% in the 2007 period from 21.5% in the 2006 period. The excess of revenue from sales of lots, land and other over the related cost of sales (gross margin) decreased to a loss of $102.8 million in the 2007 period from a loss of $3.0 million in the 2006 period primarily due to (i) the bulk sales of land in California resulting in a loss of $88.0 million, offset by bulk sales of land in Arizona resulting in a gain of $5.0 million (see “Financial Condition and Liquidity”) and the write-off of land deposits and preacquisition costs of $19.8 million related to future projects which the Company has concluded are not currently economically viable.

Operating costs for the year ended December 31, 2007 include a non-cash charge of $231.1 million to record an impairment loss on real estate assets held by the Company at certain of its homebuilding projects. The impairment was primarily attributable to slower than anticipated home sales and lower than anticipated net revenue due to softening market conditions. As a result, the future undiscounted cash flows estimated to be generated were determined to be less than the carrying amount of the assets. Accordingly, the related real estate assets were written-down to their estimated fair value. Management determines the estimated fair value by present valuing the estimated future cash flows at effective discount rates which are commensurate with the risk of the project under evaluation, generally ranging from 14% to 20%. The non-cash charge is reflected in impairment loss on real estate assets in the consolidated statements of operations.

Sales and marketing expense decreased $5.6 million to $66.7 million in the 2007 period from $72.3 million in the 2006 period primarily due to (i) a decrease of $2.7 million in sales commissions due to the reduction in units closed and reduction in revenue from home sales in 2007 as compared to 2006, and (ii) a decrease of $2.9 million in commissions paid to outside brokers in 2007 as compared to 2006. General and administrative expenses decreased $23.9 million in the 2007 period to $37.5 million from $61.4 million in the 2006 period primarily as a result of a decrease in bonus expense of $25.4 million to $1.9 million in the 2007 period from $27.3 million in the 2006 period due to the reduced levels of pre-tax, pre-bonus income in certain operational regions and operating losses in certain operational regions. Other operating costs consist of operating losses realized by golf course operations in certain of the Company’s divisions which decreased $5.6 million to $0.9 million in the 2007 period from $6.5 million in the 2006 period. Equity in income of unconsolidated joint ventures decreased to $0.3 million in the 2007 period from $3.2 million in the 2006 period. Minority equity in income of consolidated entities decreased to $11.1 million in the 2007 period from $16.9 million in the 2006 period, primarily due to a decrease in the number of joint venture homes closed to 219 in 2007 from 347 in 2006.

The Company incurred financial advisory expenses of $3.2 million in the 2006 period with no comparable amount in the 2007 period due to a transaction which was completed in 2006. See “Tender Offer and Merger”.

Effective January 1, 2007, the Company made an election in accordance with federal and state regulations to be taxed as an “S” corporation rather than a “C” corporation. Under this election, the Company’s taxable income flows through to and is reported on the personal tax returns of its shareholders. The shareholders are responsible for paying the appropriate taxes based on this election. The Company does not pay any federal taxes under this election and is only required to pay certain state taxes based on a rate of approximately 1.5% of taxable income. As a result of this election, the Company’s provision for income taxes for the year ended December 31, 2007 includes a reduction of deferred tax assets of $31,887,000 due to the elimination of any future tax benefit by the Company from such assets. In addition, the provision reflects a valuation allowance of $771,000. Also, due to the “S” corporation election, unused recognized built in losses in the amount of $19,414,000 are no longer available to the Company.

Prior to March 15, 2008, the Company and its shareholders expect to make a revocation of the “S” corporation election effective on January 1, 2008. As a result of this revocation, the Company will be taxed as a “C” corporation. The shareholders will not be able to elect “S” corporation status for at least five years. The revocation of the “S” corporation election will allow taxable losses generated in 2008 to be carried back to the 2006 “C” corporation year. As a result of the contemplated change in tax status, the Company anticipates that it will record a deferred tax asset in the range of $35.0–$41.0 million as of January 1, 2008. The recorded deferred tax asset reflects the tax refund for the anticipated carry back of the estimated 2008 tax loss to 2006 as a result of the reversal of temporary differences in 2008. The Company expects to receive the tax refund in mid-2009.

As a result of the foregoing factors, net (loss) income was a net loss of $349.4 million in the 2007 period compared to net income of $74.8 million in the 2006 period.

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

Total operating income decreased to $121.3 million in the 2006 period from $314.8 million in the 2005 period. The excess of revenue from sales of homes over the related cost of sales (gross margin) decreased by $119.9 million to $318.1 million in the 2006 period from $438.0 million in the 2005 period primarily due to a decrease in the number of homes closed to 2,887 in the 2006 period from 3,196 in the 2005 period and a decrease in gross margin percentage to 21.5% in the 2006 period from 25.1% in the 2005 period. The decrease in period- over-period gross margin percentage primarily reflects the close out of projects with higher average gross margin percentages in 2005, a shift in product mix and the decrease in average sales prices in certain of the Company’s markets. The excess of revenue from sales of lots, land and other over the related cost of sales (gross margin) decreased to $(3.0) million in the 2006 period from $66.5 million in the 2005 period primarily due to the bulk sale of land in certain of the Company’s markets in the 2005 period compared to the sale of a golf course in one of the Company’s markets in the 2006 period. In addition, costs of approximately $10.8 million were incurred related to the abandonment and write-off of project pre-acquisition costs and land option deposits for certain of the Company’s potential projects in the 2006 period.

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

In 2007, the homebuilding industry experienced continued decreased demand for housing, which has resulted in a decrease in new home orders, home closings, average sales prices and gross margins for the Company compared to the 2006 period. During 2007, the Company incurred impairment losses on real estate assets in the amount of $231.1 million. The impairments were primarily attributable to slower than anticipated homes sales and lower than anticipated net revenue due to the decline in the homebuilding industry. The Company was required to write-down the book value of certain real estate assets in accordance with Statement No. 144, as defined in Note 1 of “Notes to Consolidated Financial Statements”.

During 2007 and 2008, in response to the slow-down in the homebuilding industry, the Company entered into certain land sales transactions to improve its liquidity and to reduce its overall debt. On December 26, 2007 and January 7, 2008, the Company entered into ten separate agreements with various affiliates of one of its equity partners (the “Equity Partner Agreements”). Pursuant to the Equity Partner Agreements, the Company agreed to sell to the equity partner affiliates 604 residential lots and 5 model homes in 10 communities in Orange County, San Diego County and Ventura County, California for an aggregate purchase price of $90.6 million in cash. The purchase and sale of 404 of the residential lots and the 5 model homes closed on December 27, 2007 (for an aggregate consideration of approximately $65.9 million) and the remainder of the residential lots closed on January 9, 2008. Prior to the sale, the collective net book value of these lots (as reflected on the Company’s financial statements) was approximately $210.7 million, resulting in a total loss on the sales transactions of

$120.1 million. The loss of $40.3 million related to the portion of the land sales which closed in January 2008 has been reflected in the Consolidated Statement of Operations as Impairment Losses on Real Estate Assets for the year ended December 31, 2007. The Company may consider entering into future agreements with the various affiliates of the equity partner to build and market homes in 5 of the 10 communities on behalf of the affiliates. For such services, the Company would receive fees and may, under certain circumstances, receive additional compensation if certain financial thresholds are achieved. Certain of the equity partner affiliates have an option to acquire an additional 23 model homes in 6 of the 10 communities.

On December 27, 2007, the Company sold certain land in San Diego County, California for $12.0 million in cash to a limited liability corporation owned indirectly by Frank T. Suryan, Jr. as Trustee of the Suryan Family Trust. Mr. Suryan is Chairman and Chief Executive Officer of Lyon Capital Ventures, a company wholly owned by Frank T. Suryan, Jr., General William Lyon, Chairman and Chief Executive Officer of the Company, and two trusts whose sole beneficiary is William H. Lyon, Executive Vice President and Chief Administrative Officer of the Company. The Company has received a report from a third-party valuation and financial advisory services firm as to the reasonableness of the sales price in the transaction. Further, the transaction was unanimously approved by all independent members of the Board of Directors. Prior to the sale, the net book value of this land (as reflected on the Company’s financial statements) was approximately $18.7 million, resulting in a loss on the transaction of $6.7 million.

In 2008, the Company expects to temporarily suspend all development, sales and marketing activities at ten of its actively-selling projects which are in the early stages of development. Management of the Company has concluded that this strategy is necessary under the prevailing market conditions and would allow the Company to market the properties at some future time when market conditions may have improved.

Upon consummation of the land sales transactions described above, the Company would not have been in compliance with the tangible net worth covenants in certain of the Revolving Credit Facilities. The Company has reached agreement with each of the lenders to modify the terms of the respective Revolving Credit Facilities so that upon consummation of the land sales transactions described above, the Company would be in compliance with the modified terms.

Under the modified Revolving Credit Facilities, the aggregate loan commitment is reduced from $560.0 million to $395.0 million (including one facility of $100.0 million, one of $70.0 million, one of $60.0 million, two of $50.0 million each, one of $35.0 million and one of $30.0 million), with maturities at various dates as follows:

Loan Commitment Amount (in millions)	Balance Outstanding at December 31, 2007 (in millions)	Initial Maturity Date(1)
$30.0	$10.6	May 2008
50.0	9.7	July 2008
50.0	25.3	September 2008
100.0	31.4	September 2008
60.0	25.2	December 2008
35.0	0.1	April 2009
70.0	37.3	June 2009

$395.0	$139.6

(1)	After the initial maturity date, additional advances may be obtained to complete previously approved projects subject to all other requirements for advances under the borrowing base. Repayments of borrowed amounts are required at the time a sold house closes escrow or at the time a house must be removed from the borrowing base. The final maturity date would generally be twelve to twenty-four months after the initial maturity date.

The Company is required to comply with a number of covenants, the most restrictive of which require the Company to maintain:

•	A tangible net worth, as defined, of $175.0 million;

•	A ratio of total liabilities to tangible net worth, each as defined, of less than 5.00 to 1; and

•	Minimum liquidity, as defined, of at least $20.0 million.

The modifications for the facilities of $100.0 million and $35.0 million were effective January 1, 2008; however, the Company has received a waiver from each of the respective lenders for non-compliance with the tangible net worth covenant for the quarter ended December 31, 2007.

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

As discussed above, effective January 1, 2007, the Company made an election in accordance with federal and state regulations to be taxed as an “S” corporation rather than a “C” corporation. Prior to March 15, 2008, the Company and its shareholders expect to make a revocation of the “S” corporation election effective on January 1, 2008. As a result of this revocation, the Company will be taxed as a “C” corporation. The shareholders will not be able to elect “S” corporation status for at least five years. The revocation of the “S” corporation election will allow taxable losses generated in 2008 to be carried back to the 2006 “C” corporation year. As a result of the contemplated change in tax status, the Company anticipates that it will record a deferred tax asset in the range of $35.0 - $41.0 million as of January 1, 2008. The recorded deferred tax asset reflects the tax refund for the anticipated carry back of the estimated 2008 tax loss to 2006 as a result of the reversal of temporary differences in 2008. The Company expects to receive the tax refund in mid-2009.

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

As of December 31, 2007, the outstanding 7 5/8% Senior Notes with a face value of $150.0 million had a fair value of approximately $90.0 million, based on quotes from industry sources.

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

As of December 31, 2007, the outstanding 10 3/ 4% Senior Notes with a face value of $247.6 million had a fair value of approximately $157.5 million, based on quotes from industry sources.

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

As of December 31, 2007, the outstanding 7 1/ 2% Senior Notes with a face value of $150.0 million had a fair value of $87.0 million, based on quotes from industry sources.

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

At December 31, 2007, the Company had approximately $190.6 million of secured indebtedness, (excluding approximately $76.3 million of secured indebtedness of consolidated entities) and approximately $169.9 million of additional secured indebtedness available to be borrowed under the Company’s credit facilities, as limited by the Company’s borrowing base formulas.

Revolving Credit Facilities

The Company has seven revolving credit facilities which have an aggregate maximum loan commitment of $395.0 million, after giving effect to the modifications described above, (including one facility of $100.0 million, one of $70.0 million, one of $60.0 million, two of $50.0 million each, one of $35.0 million and one of $30.0 million), with maturities at various dates as follows:

Loan Commitment Amount (in millions)	Balance Outstanding at December 31, 2007 (in millions)	Initial Maturity Date(1)
$30.0	$10.6	May 2008
50.0	9.7	July 2008
50.0	25.3	September 2008
100.0	31.4	September 2008
60.0	25.2	December 2008
35.0	0.1	April 2009
70.0	37.3	June 2009

$395.0	$139.6

(1)	After the initial maturity date, additional advances may be obtained to complete previously approved projects subject to all other requirements for advances under the borrowing base. Repayments of borrowed amounts are required at the time a sold house closes escrow or at the time a house must be removed from the borrowing base. The final maturity date would generally be twelve to twenty-four months after the initial maturity date.

The revolving credit facilities have similar characteristics. The Company may borrow amounts, subject to applicable borrowing base and concentration limitations, as defined. During the last year of the term of each facility, the commitment amount will decrease ratably until the commitment under each facility is reduced to zero by the final maturity date, as defined in each respective agreement.

Availability under each credit facility is subject not only to the maximum amount committed under the respective facility, but also to both various borrowing base and concentration limitations. The borrowing base limits lender advances to certain agreed percentages of asset value. The allowed percentage generally increases as the asset progresses from land under development to residence subject to contract of sale. Advances for each type of collateral become due in whole or in part, subject to possible re-borrowing, and/or the collateral becomes excluded from the borrowing base, after a specified period or earlier upon sale. Concentration limitations further restrict availability under the credit facilities. The effect of these borrowing base and concentration limitations essentially is to mandate minimum levels of the Company’s investment in a project, with higher percentages of investment required at earlier phases of a project, and with greater absolute dollar amounts of investment required as a project progresses. Each revolving credit facility is secured by deeds of trust on the real property and improvements thereon owned by the Company in the subdivision project(s) approved by the respective lender, as well as pledges of all net sale proceeds, related contracts and other ancillary property. Also, each credit facility includes financial covenants, which may limit the amount that may be borrowed thereunder. Outstanding advances bear interest at various rates, which approximate the prime rate. As of December 31, 2007, $139.6 million was outstanding under these credit facilities, with a weighted-average interest rate of 6.95%, and the undrawn availability was $169.9 million as limited by the borrowing base formulas. Interest on the revolving credit facilities is calculated on the average, outstanding daily balance and is paid following the end of each month. During the year ended December 31, 2007, the Company borrowed $847.1 million and repaid $853.5 million under these facilities. The maximum amount outstanding was $319.7 million and the weighted average borrowings were $217.3 million during the year ended December 31, 2007. Interest incurred on the revolving credit facilities for the year ended December 31, 2007 was $18.1 million. Delaware Lyon has guaranteed on an unsecured basis California Lyon’s obligations under certain of the revolving credit facilities and has provided an unsecured environmental indemnity in favor of the lender under the $60.0 million bank line of credit. The Company routinely makes borrowings under its revolving credit facilities in the ordinary course of business within the maximum aggregate loan commitment amounts to fund its operations, including its land acquisition and home building activities, and repays such borrowings, as required by the credit facilities, with the net proceeds from sales of the real property, including homes, which secure the applicable credit facility.

Under the modified revolving credit facilities as described above, the Company is required to comply with a number of covenants, the most restrictive of which require Delaware Lyon to maintain:

•	A tangible net worth, as defined, of $175.0 million;

•	A ratio of total liabilities to tangible net worth, each as defined, of less than 5.00 to 1; and

•	Minimum liquidity, as defined, of at least $20.0 million.

The modifications for the facilities of $100.0 million and $35.0 million were effective January 1, 2008; however, the Company has received a waiver from each of the respective lenders for non-compliance with the tangible net worth covenant for the quarter ended December 31, 2007.

As of and for the year ending December 31, 2007, the Company is in compliance with the covenants under its revolving credit facilities, after giving effect to the waivers described above.

Construction Notes Payable

At December 31, 2007, the Company had construction notes payable on certain consolidated entities amounting to $115.8 million. The construction notes have various maturity dates through 2017 and bear interest at rates ranging from prime plus 0.25% to prime plus 1.5% at December 31, 2007. Interest is calculated on the average daily balance and is paid following the end of each month or upon maturity of the note.

Seller Financing

At December 31, 2007, the Company had no notes payable outstanding related to land acquisitions for which seller financing was provided.

Revolving Mortgage Warehouse Credit Facilities

The Company, through its mortgage subsidiary and one of its unconsolidated joint ventures, has entered into two revolving mortgage warehouse credit facilities with banks to fund its mortgage origination operations. The original credit facility, which matures in May 2008, provides for revolving loans of up to $30.0 million outstanding, $20.0 million of which is committed (lender obligated to lend if stated conditions are satisfied) and $10.0 million is not committed (lender advances are optional even if stated conditions are otherwise satisfied). The Company’s mortgage subsidiary and one of its unconsolidated joint ventures entered into an additional $45.0 million credit facility which matures in November 2008. The Company expects the maturities to be extended by the lender at each maturity date for an additional year. Mortgage loans are generally held for a short period of time and are typically sold to investors within 7 to 15 days following funding. The facilities are secured by substantially all of the assets of each of the borrowers, including the mortgage loans held for sale, all rights of each of the borrowers with respect to contractual obligations of third party investors to purchase such mortgage loans, and all proceeds of sale of such mortgage loans. The facilities, which have LIBOR based pricing, also contain certain financial covenants requiring the borrowers to maintain minimum tangible net worth, leverage, profitability and liquidity. These facilities are non-recourse and are not guaranteed by the Company. At December 31, 2007 the outstanding balance under these facilities was $11.5 million.

Land Banking Arrangements

The Company enters into purchase agreements with various land sellers. In some instances, and as a method of acquiring land in staged takedowns, thereby minimizing the use of funds from the Company’s revolving credit facilities and other corporate financing sources and limiting the Company’s risk, the Company transfers the Company’s right in such purchase agreements to entities owned by third parties (“land banking arrangements”). These entities use equity contributions and/or incur debt to finance the acquisition and development of the lots. The entities grant the Company an option to acquire lots in staged takedowns. In consideration for this option, the Company makes a non-refundable deposit of 15% to 25% of the total purchase price. The Company is under no obligation to purchase the balance of the lots, but would forfeit remaining deposits and be subject to penalties if the lots were not purchased. The Company does not have legal title to these entities or their assets and has not guaranteed their liabilities. These land banking arrangements help the Company manage the financial and market risk associated with land holdings. The use of these land banking arrangements is dependent on, among other things, the availability of capital to the option provider, general housing market conditions and geographic preferences. As described in Note 2 of “Notes to Consolidated Financial Statements”, Interpretation No. 46, requires the consolidation of the assets, liabilities and operations of two of the Company’s land banking arrangements including, as of December 31, 2007, real estate inventories of $30.9 million, which are included in real estate inventories not owned in the accompanying balance sheet.

In addition, the Company participates in two land banking arrangements, which are not VIEs in accordance with Interpretation No. 46, but are consolidated in accordance with SFAS No. 49, Accounting for Product Financing Arrangements, (“FAS 49”). Under the provisions of FAS 49, the Company has determined it is economically compelled, based on certain factors, to purchase the land in the land banking arrangements, and therefore, must record the remaining purchase price of the land of $113.4 million, which is included in real estate inventories not owned and liabilities from inventories not owned in the accompanying balance sheet.

Summary information with respect to the Company’s land banking arrangements is as follows as of December 31, 2007 (dollars in thousands):

Total number of land banking projects	4

Total number of lots	1,054

Total purchase price	$243,310

Balance of lots still under option and not purchased:
Number of lots	783

Purchase price	$144,265

Forfeited deposits (cash and letters of credit) if lots are not purchased	$42,003

Joint Venture Financing

The Company and certain of its subsidiaries are general partners or members in joint ventures involved in the development and sale of residential projects. As described more fully in Critical Accounting Policies—Variable Interest Entities certain joint ventures have been determined to be variable interest entities in which the Company is considered the primary beneficiary. Accordingly, the assets, liabilities and operations of these joint ventures have been consolidated with the Company’s financial statements as of and for the years ended December 31, 2007 and 2006. Because the Company already recognizes its proportionate share of joint venture earnings and losses under the equity method of accounting, the adoption of Interpretation No. 46 did not affect the Company’s consolidated net income. The financial statements of joint ventures in which the Company is not considered the primary beneficiary are not consolidated with the Company’s financial statements. The Company’s investments in unconsolidated joint ventures are accounted for using the equity method because the Company has a 50% or less voting or economic interest (and thus such joint ventures are not controlled by the

Company). Income allocations and cash distributions to the Company from the unconsolidated joint ventures are based on predetermined formulas between the Company and its joint venture partners as specified in the applicable partnership or operating agreements. The Company generally receives, after partners’ priority returns and returns of partners’ capital, approximately 50% of the profits and cash flows from joint ventures. See Note 2 of “Notes to Consolidated Financial Statements” for condensed combined financial information for the joint ventures whose financial statements have been consolidated with the Company’s financial statements. See Note 5 of “Notes to Consolidated Financial Statements” for condensed combined financial information for the unconsolidated joint ventures. Based upon current estimates, substantially all future development and construction costs incurred by the joint ventures will be funded by the venture partners or from the proceeds of construction financing obtained by the joint ventures.

As of December 31, 2007, the Company’s investment in and advances to unconsolidated joint ventures was $4.7 million and the venture partners’ investment in such joint ventures was $5.8 million. As of December 31, 2007, these joint ventures had obtained financing from construction lenders which amounted to $5.0 million of outstanding indebtedness.

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

Cash Flows — Comparison of Years Ended December 31, 2007 and 2006

Net cash provided by (used in) operating activities increased to a source of $134.5 million in the 2007 period from a use of $90.0 million in the 2006 period. The change was primarily as a result of (i) a decrease in real estate inventories-owned of $174.3 million in the 2007 period from an increase of $147.8 million in the 2006 period, (ii) a decrease in net changes in accrued expenses to a decrease of $44.1 million in the 2007 period from a decrease of $112.7 million in the 2006 period, (iii) an increase in net changes in receivables to an increase of $81.4 million in the 2007 period from an increase of $24.0 million in the 2006 period, (iv) impairment loss on real estate assets of $231.1 million in the 2007 period compared to $39.9 million in the 2006 period and (v) net loss of $349.4 million in the 2007 period compared to net income of $74.8 million in the 2006 period.

The net change in real estate inventories is primarily attributable to (i) a decrease in land acquisitions and construction expenditures during the 2007 period compared to the 2006 period due to decreased demand for housing as described above and (ii) the bulk land sale described in “Item 1 – Business”, which reduced inventory approximately $210.7 million. The decrease in net changes in accrued expenses is primarily attributable to a net decrease in income taxes payable of $5.2 million during the 2007 period from a balance of $4.2 million as of December 31, 2006 compared to $(1.0) million as of December 31, 2007 and a net decrease in accrued bonus expense of $35.6 million during the 2007 period from a balance of $39.4 million as of December 31, 2006 compared to $7.1 million as of December 31, 2007. Comparatively, during the 2006 period, the net decrease in income taxes payable was $31.3 million during the 2006 period from a balance of $35.5 million as of December 31, 2005 compared to $4.2 million as of December 31, 2006 and a net decrease in accrued bonus expense of $32.4 million during the 2006 period, from a balance of $71.8 million as of December 31, 2005 compared to $39.4 million as of December 31, 2006. The changes identified above for the two periods in the year ending December 31, 2007 are recurring in nature and are attributable to the timing of bonus payments and estimated income tax payments made, offset by normal accruals for the period.

The increase in net changes in receivables is attributable to a decrease in escrow proceeds receivable of $28.1 million during the 2007 period, from a balance of $47.3 million as of December 31, 2006 to a balance of $19.2 million as of December 31, 2007 compared to a net increase of $37.0 million during the 2006 period, from a balance of $84.3 million as of December 31, 2005 to a balance of $47.3 million as of December 31, 2006. The balance in escrow proceeds receivable as of December 31, 2007 and 2006 is temporary in nature and primarily due to the number of homes closed in the last five days of the year of 122 in 2007 and 192 in 2006 where the homes had closed escrow but the Company had not yet received the funds from the escrow and title companies. The entire balance of escrow proceeds receivable at December 31, 2007 and 2006 was collected within the first few days of the following period. The remaining increase in the change in receivables is primarily attributable to a net decrease in first trust deed mortgage notes receivables of $47.7 million during the 2007 period, from a balance of $59.7 million as of December 31, 2006 to a balance of $12.0 million as of December 31, 2007 compared to a net increase of $11.9 million during the 2006 period to $59.7 million as of December 31, 2006 from $47.8 million as of December 31, 2005. This decrease was also attributable to the decrease in the number of homes closed in the last week of the year in 2007 and 2006 as described above. Substantially all of the balance of first trust deed mortgage notes receivables was collected in the first few days of January 2008 and 2007 when the loans were sold to third party investors.

The successful issuance of the 10 3/4 % Senior Notes in 2003 and the 7 1/2% Senior Notes and 7 5/8% Senior Notes in 2004, offset by the repayment of the 12 1/2% Senior Notes, provided the Company with increased financial resources. The risks inherent in purchasing and developing land increase as consumer demand for housing decreases. Thus, the Company may have bought and developed land on which it cannot profitably build and sell homes. The market value of land, building lots and housing inventories can fluctuate significantly as a result of changing market conditions. In addition, inventory carrying costs can be significant and can result in losses in a poorly performing project or market. In the event of significant changes in economic or market conditions, the Company may have to sell homes at significantly lower margins or at a loss.

Net cash (used in) provided by investing activities increased to a use of $8.3 million in the 2007 period from a use of $2.8 million in the 2006 period. The change was primarily as a result of an increase in investments in and advances to unconsolidated joint ventures of $7.1 million in the 2007 period compared to $2.0 million in the 2006 period.

Net cash (used in) provided by financing activities decreased to a use of $91.8 million in the 2007 period from a source of $79.1 million, primarily as a result of minority interest distributions of $26.1 million in the 2007 period compared to minority interest distributions of $79.2 million in the 2006 period, offset by a net payments on notes payable of $65.7 million in the 2007 period compared to net borrowings on notes payable of $157.9 million in the 2006 period.

Cash Flows — Comparison of Years Ended December 31, 2006 and 2005

Net cash used in operating activities increased to $90.0 million in the 2006 period from $44.5 million in the 2005 period. The change was primarily as a result of (i) an increase in net changes in accrued expenses to a decrease of $112.7 million in the 2006 period from a decrease of $90.9 million in the 2005 period, (ii) decreased expenditures in real estate inventories owned to $147.8 million in the 2006 period from $232.2 million in the 2005 period, (iii) an increase in net changes in receivables to an increase of $24.0 million in the 2006 period from a decrease of $104.2 million in the 2005 period, (iv) a decrease in provision for income taxes to $48.9 million in the 2006 period from $124.1 million in the 2005 period, (v) impairment loss on real estate assets of $39.9 million in the 2006 period compared to $4.6 million in the 2005 period, and (vi) a decrease in net income to $74.8 million in the 2006 period from $190.6 million in the 2005 period.

The decrease in real estate inventories is primarily attributable to a decrease in land acquisitions during the 2006 period. The softening in the Company’s markets which began in 2005 and continued in 2006 has decreased the amount of land acquisitions by the Company during the 2006 period. The increase in net changes in accrued expenses is primarily attributable to a net decrease in income taxes payable of $31.3 million during the 2006 period from a balance of $35.5 million as of December 31, 2005 compared to $4.2 million as of December 31, 2006 and a net decrease in accrued bonus expense of $32.4 million during the 2006 period, from a balance of $71.8 million as of December 31, 2005 compared to $39.4 million as of December 31, 2006. Comparatively, during the 2005 period, the net increase in income taxes payable was $4.5 million in the 2005 period, from a balance of $31.0 as of December 31, 2004 compared to a balance of $35.5 million as of December 31, 2005 and a net increase in accrued bonus expense of $12.2 million from a balance of $59.6 million as of December 31, 2004 compared to a balance of $71.8 million as of December 31, 2005. The changes identified above for the two periods in the year ending December 31, 2006 are recurring in nature and are attributable to the timing of bonus payments and estimated income tax payments made, offset by normal accruals for the period.

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

Net cash provided by (used in) financing activities decreased to a source of $79.1 million in the 2006 period from a use of $15.7 million in the 2005 period, primarily as a result of minority interest distributions of $79.2 million in the 2006 period compared to minority interest distributions of $76.7 million in the 2005 period, offset by an increase in net borrowings on notes payable to $157.9 million in the 2006 period from $60.7 million in the 2005 period.

Off-Balance Sheet Arrangements

The Company enters into certain off-balance sheet arrangements including joint venture financing, option agreements, land banking arrangements and variable interests in consolidated and unconsolidated entities. These arrangements are more fully described above and in Notes 2, 5 and 11 of “Notes to Consolidated Financial Statements”.

Contractual Obligations

The Company’s contractual obligations consisted of the following at December 31, 2007 (in thousands):

		Payments due by period
Contractual obligations (note 1)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Revolving credit facilities	$148,652	$110,012	$38,640	$—	$—
Construction notes payable	134,144	45,543	47,765	38,371	2,465
Mortgage Warehouse Credit Facility	11,710	11,710	—	—	—
7 5/8% Senior Notes	206,731	11,438	22,875	172,418	—
10 3/4% Senior Notes	391,094	26,875	53,750	53,750	256,719
7 1/2% Senior Notes	218,906	11,250	22,500	22,500	162,656
Operating leases	12,346	3,499	5,700	2,980	167
Purchase obligations:
Land purchases and option commitments	113,922	17,846	71,636	24,440	—
Project commitments	374,272	287,884	57,592	28,796	—

Total	$1,611,777	$526,057	$320,458	$343,255	$422,007

(1)	The summary of contractual obligations above includes interest on all interest-bearing obligations. Interest on all fixed rate interest-bearing obligations is based on the stated rate and is calculated to the stated maturity date. Interest on all variable rate interest bearing obligations is based on the rates effective as of December 31, 2007 and is calculated to the stated maturity date.

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

Impairment of Real Estate Inventories

The Company accounts for its real estate inventories under Financial Accounting Standards Board Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“Statement No. 144”). Statement No. 144 requires impairment losses to be recorded on real estate inventories when indicators of impairment are present and the undiscounted cash flows estimated to be generated by real estate inventories are less than the carrying amount of such assets. The estimation process used in determining the undiscounted cash flows of the assets is inherently uncertain because it involves estimates of future revenues and costs. As described more fully above in the section entitled “Real Estate Inventories and Cost of Sales”, estimates of revenues and costs are supported by the Company’s budgeting process. When an impairment loss is required for assets to be held and used by the Company, the related assets are adjusted to their estimated fair value. Management determines the estimated fair value by present valuing the estimated future cash flows at effective discount rates which are commensurate with the risk of the project under evaluation, generally ranging from 14% to 20%.

The results of operations for the years ended December 31, 2007 and 2006, include non-cash charges of $231.1 million and $39.9 million, respectively, to record impairment losses on real estate assets held by the Company at certain of its homebuilding projects. The impairments were primarily attributable to slower than anticipated home sales and lower than anticipated net revenue due to softening market conditions. As a result, the future undiscounted cash flows estimated to be generated were determined to be less than the carrying amount of the assets. Accordingly, the related real estate assets were written-down to their estimated fair value. The non-cash charges are reflected in impairment loss on real estate assets in the accompanying consolidated statements of operations.

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

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurement and requires prospective application for fiscal years beginning after November 15, 2007. The company does not anticipate the adoption of FAS 157 will have a material impact on the Company’s consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). FAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. On January 1, 2008 the Company did not elect to apply the fair value option to any specific financial assets or liabilities.

In December 2007, the FASB issued SFAS No. 141 (Revised), Business Combinations (“FAS 141R”). FAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed (including intangibles), and any non-controlling interest in the acquired entity. FAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141R is effective for fiscal years beginning after December 15, 2008. The adoption of FAS 141R on January 1, 2009 will require the company to expense all transaction costs for business combinations which may be significant to the Company based on historical acquisition activity.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51 (“FAS 160”). FAS 160 establishes accounting and reporting standards for a parent company’s non-controlling interest in a subsidiary and for the de-consolidation of a subsidiary. FAS 160 is effective for fiscal years beginning after December 15, 2008. The adoption of FAS No. 160 on January 1, 2009 will require the Company to record gains or losses upon changes in control which could have a significant impact on the consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk for changes in interest rates relates to the Company’s floating rate debt with a total outstanding balance at December 31, 2007 of $262.2 million where the interest rate is variable based upon certain bank reference or prime rates. If interest rates were to increase by 10%, the estimated impact on the Company’s consolidated financial statements would be no reduction to income before provision for income taxes based on amounts outstanding and rates in effect at December 31, 2007, but would increase capitalized interest by approximately $2.2 million which would be amortized to cost of sales as home closings occur.

Item 8.    Financial Statements and Supplementary Data

The consolidated financial statements of William Lyon Homes and the reports of the independent registered public accounting firm, listed under Item 15, are submitted as a separate section of this report beginning on page 81 and are incorporated herein by reference.

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

Management’s Annual Report on Internal Control Over Financial Reporting.    The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f), and for its assessment of the effectiveness of internal control over financial reporting. Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Based on the Company’s evaluation under the framework in Internal Control — Integrated Framework, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an audit report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to audit by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Information Regarding the Directors of William Lyon Homes

Effective in December 2007, the Company elected to reduce the size of its Board of Directors. Accordingly, Dr. Arthur B. Laffer resigned from the Board of Directors by letter received by the Company on December 17, 2007, and Messrs. Wade H. Cable, Lawrence M. Higby and Richard E. Frankel resigned from the Board of Directors effective December 31, 2007. The Company has no current plans to replace any of the aforementioned directors.

The following table lists the Directors of the Company and provides their respective ages and current positions with the Company as of March 1, 2008. Each director holds office until the Company’s next Annual Meeting and until his successor is duly elected and qualified. Except as described below, there are no family relationships between any director or executive officer and any other director or executive officer of William Lyon Homes. Biographical information for each Director is provided below.

Name	Age	Position
General William Lyon	84	Chairman of the Board of Directors and Chief Executive Officer
Douglas F. Bauer	46	Director, President and Chief Operating Officer
William H. Lyon	34	Director, Executive Vice President and Chief Administrative Officer
Douglas K. Ammerman (a, b, c)	56	Director
Harold H. Greene (a, b, c)	68	Director
Gary H. Hunt (a, b, c)	59	Director
Alex Meruelo (a, b, c)	45	Director

(a)	Member of the Audit Committee

(b)	Member of the Compensation Committee

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

DOUGLAS K. AMMERMAN was appointed to the Board of Directors on February 27, 2007. Mr. Ammerman’s business career includes almost three decades of service with KPMG, independent public accountants, until his retirement in 2002. He was the Managing Partner of the Orange County office and was a National Partner in Charge — Tax. He is a certified public accountant and a member of the American Institute of Certified Public Accountants. Mr. Ammerman is a member of the Board of Directors of Fidelity National Financial (a company listed on the New York Stock Exchange), where he also serves as Chairman of the Audit Committee. He also is a member of the Board of Directors of Quiksilver (a company listed on the New York Stock Exchange), where he also serves as Chairman of the Audit Committee, a member of the Compensation Committee and a member of the Nominating and Corporate Governance Committee. He also is a member of the Board of Directors of El Pollo Loco, where he also serves as Chairman of the Audit Committee. Mr. Ammerman has served as a director of The Pacific Club for twelve years and is a past president. He also has served as a director of the UCI Foundation for fourteen years.

HAROLD H. GREENE joined the board of directors on October 17, 2005. Mr. Greene is a 40-year veteran of the commercial and residential real estate lending industry. He most recently served as the Managing Director for Bank of America’s California Commercial Real Estate Division from 1998 to 2001 where he was responsible for lending to commercial real estate developers in California and managed an investment portfolio of approximately $2.6 billion. From 1990 to 1998, Mr. Greene was the Executive Vice President of SeaFirst Bank in Seattle, Washington and prior to that he served as the Vice Chairman of MetroBank from 1989 to 1990 and in various positions, including Senior Vice President in charge of the Asset Based Finance Group, with Union Bank, where he worked for 27 years. Mr. Greene currently serves as a director of Gary’s and Company (men’s clothing retailer) and as a director and member of the audit committee of Paladin Realty Income Properties, Inc. (real estate investments). He also serves as a director and member of the audit committee and the corporate governance committee of Grubb & Ellis (real estate management).

GARY H. HUNT joined the board of directors on October 17, 2005. He has more than three decades of experience in government, business, major land use planning and development, as well as governmental and political affairs. Since 2001, Mr. Hunt has been the Managing Partner of California Strategies, LLC, a strategic consulting firm, in Newport Beach, California with offices in Sacramento and Los Angeles. He was also formerly the Executive Vice President and a member of the Board of Directors and the Executive Committee of The Irvine Company, a real estate developer, for which Mr. Hunt worked for 24 years, Mr. Hunt’s career also includes staff and appointed positions with the California State Legislature, U.S. House of Representatives, California Governor Ronald Reagan, and President George W. Bush. He currently serves as Chairman of the California Bay Delta Authority. He also currently serves as a director of Glenair Inc., a manufacturer of electrical connector accessories and as Chairman of the Board of Advisors of Kennecott Land Company, a real estate land developer in Utah. He also serves as a director and member of the audit committee and the corporate governance committee of Grubb & Ellis (real estate management).

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

Audit Committee. The Company has a standing Audit Committee, which is chaired by Mr. Harold H. Greene and consists of Messrs. Greene, Ammerman, Hunt and Meruelo. The Board has determined that all committee members are independent and financially literate under the standards established by the Securities and Exchange Commission (the “SEC”). The Board has determined that Mr. Greene is an “audit committee financial expert” as defined by the SEC.

Information Regarding Executive Officers of William Lyon Homes

The executive officers of the Company are chosen annually by the Board of Directors and each holds office until his or her successor is chosen and qualified or until his or her death, resignation or removal. There are no family relationships between any director or executive officer and any other director or executive officer of the Company, except for William Lyon and William H. Lyon, who are father and son. The following table lists the Company’s executive officers and provides their respective ages as of March 1, 2008 and their current positions.

Name	Age	Position
General William Lyon	84	Chairman of the Board of Directors and Chief Executive Officer
Douglas F. Bauer	46	President and Chief Operating Officer
William H. Lyon	34	Executive Vice President and Chief Administrative Officer
Mary J. Connelly	56	Senior Vice President and Nevada Region President
W. Thomas Hickcox	55	Senior Vice President and Arizona Region President
Thomas J. Mitchell	47	Senior Vice President and Southern California Region President
Michael D. Grubbs	49	Senior Vice President and Chief Financial Officer
W. Douglass Harris	64	Senior Vice President, Corporate Controller and Corporate Secretary
Richard S. Robinson	61	Senior Vice President — Finance
Cynthia E. Hardgrave	59	Vice President — Tax and Internal Audit

Officers serve at the discretion of the Board of Directors, subject to rights, if any, under contracts of employment. See “Employment Contracts” in Part III, Item 11. Biographical information for General Lyon, Mr. Bauer and Mr. William H. Lyon is provided above. See “Information Regarding the Directors of William Lyon Homes”.

MARY J. CONNELLY, Senior Vice President and Nevada Region President, joined The Presley Companies in May 1995, after eight years’ association with Gateway Development, six of which were served as Managing Partner in Nevada. Ms. Connelly was Vice President — Finance for the Company’s San Diego Division from 1985 to 1987, and she has more, than 25 years experience in the real estate development and homebuilding industry.

W. THOMAS HICKCOX, Senior Vice President and Arizona Region President, joined the Company in May 2000. Mr. Hickcox was previously President of Continental Homes in Phoenix, Arizona, with 16 years of service at that company. Mr. Hickcox has more than 25 years experience in the real estate development and homebuilding industry.

THOMAS J. MITCHELL, Senior Vice President and Southern California Region President, joined the Company in 1999 when it acquired substantially all of the assets of the former William Lyon Homes, where

Mr. Mitchell had served as a Project Manager, Vice President, and Division President since his hire in December 1988. Mr. Mitchell has more than 20 years experience in the real estate development and homebuilding industry.

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

Section 16(a) Beneficial Ownership Reporting Compliance

During 2007, the Company had no class of equity securities registered under Section 12 of the Securities Exchange Act of 1934. Accordingly, no reports were required to be filed during or with respect to the year ended December 31, 2007 on Form 3, Form 4 and Form 5 by the Company’s directors, officers and 10% stockholders.

Code of Ethics

The Board has adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) that is applicable to all directors, employees, and officers of the Company. The Code of Ethics constitutes the Company’s “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act. The Company intends to disclose future amendments to certain provisions of the Code of Ethics, or waivers of such provisions applicable to the Company’s directors and executive officers, on the Company’s website at www.lyonhomes.com.

The Code of Ethics is available on the Company’s website at www.lyonhomes.com. In addition, printed copies of the Code of Ethics are available upon written request to Investor Relations, William Lyon Homes, 4490 Von Karman Avenue, Newport Beach, California 92660.

Item 11.    Executive Compensation

Compensation Discussion and Analysis

Attracting, retaining, and motivating well-qualified executives is essential to the success of any company. This is particularly the case with the Company, as the homebuilding industry is highly competitive and is subject to market fluctuations beyond the Company’s control. The goals of the Company’s compensation program are to provide significant rewards for successful performance, and to encourage retention of top executives who may have attractive opportunities at other companies. At the same time, the Company tries to keep its selling, general and administrative (“SG&A”) costs at competitive levels when compared with other major homebuilders.

The Company’s compensation decisions are made by the Compensation Committee, which is composed entirely of independent outside members of the Company’s Board of Directors. The Compensation Committee receives recommendations from the Company’s senior executives and consults with outside independent compensation consultants, such as Kenneth R. Abel, Ph.D, as it deems appropriate. The Compensation Committee and its consultants also consider publicly-available information on the executive compensation of other major homebuilders. Members of the Company’s executive team are involved in the compensation process by assembling data to present to the Compensation Committee and by working with the outside independent compensation consultants to give them the information necessary to enable them to complete their reports.

Internal Revenue Code Section 162(m) generally disallows a tax deduction to reporting companies for compensation over $1,000,000 paid to each of the Company’s chief executive officer and the four other most highly compensated officers, except for compensation that is “performance based.” Because the Company no longer has a class of publicly-traded equity securities outstanding, the Company is no longer subject to Section 162(m), and therefore it is not a factor in the Company’s compensation decisions.

Elements Of Compensation

Salary

The Company’s Compensation Committee generally reviews the base salary of the Company’s named executive officers annually. In view of the Company’s desire to reward performance and loyalty while keeping SG&A costs competitive, the Company does not regard salary as the principal component of the compensation of its named executive officers. The Company believes that the salaries of its named executive officers are very conservative when compared with the salaries paid by other major homebuilders to similar officers.

Bonuses

Near the beginning of each year, the Compensation Committee sets objective performance criteria for the bonuses of named executive officers for that year. Although the Compensation Committee sets the objective performance criteria at the beginning of each year, in practice the objective performance criteria have been essentially the same for the past several years. The Company believes that the virtual uniformity of the objective performance criteria over the past several years has helped to reward productivity and loyalty by stabilizing the goalposts for bonuses over changing economic times. The objective performance criteria which the Compensation Committee has selected correlate each named executive officer’s bonus directly to the Company’s consolidated pre-tax, pre-bonus income (or, in the case of a region president, to his region’s pre-tax, pre-bonus income), thereby directly rewarding performance.

The Company believes that the bonus plan for its named executive officers is similar to the bonus plans at other major homebuilders. Application of the objective performance criteria can produce large bonuses in the event that the Company has (or the relevant region has) high pre-tax, pre-bonus income. The Company believes that large bonuses for its named executive officers are appropriate if the Company has (or the relevant region has) high pre-tax, pre-bonus income, particularly because in recent years the Company has not awarded any options or other equity compensation.

A named executive officer’s right to receive a bonus is conditioned on his being actively employed by the Company on the date of payment, except in the case of retirement, death or disability. Bonuses for a particular year will be paid out over two years, with 75% paid following the determination of the bonus, and 25% paid one year later, again conditioned on continued employment to the date of payment, except in the case of retirement, death or disability. These provisions help insure the loyalty and continued service of the Company’s named executive officers.

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

Deferred Compensation

Until December 2007, the Company maintained Executive Deferral Plans which gave its named executive officers the opportunity to defer a certain percentage of their base salary and bonus. Deferred salary and bonuses were deemed to be invested in one or more hypothetical investment options, which were individually chosen by each named executive officer from a list of investment alternatives. Each named executive officer’s deferred compensation account was adjusted to reflect the investment performance of the selected investment, including any appreciation or depreciation.

On December 26, 2007, the Board of Directors of the Company terminated the William Lyon Homes Executive Deferred Compensation Plan adopted as of February 11, 2002 (the “2002 Plan”), effective January 2, 2008. Upon termination of the 2002 Plan, all benefits thereunder were distributed in one lump sum on January 18, 2008.

In addition, on December 26, 2007, the Board of Directors of the Company amended the William Lyon Homes 2004 Executive Deferred Compensation Plan (the “2004 Plan”). Under this amendment (i) no further deferral elections were allowed under the 2004 Plan and (ii) each participant was deemed to have elected to receive the balance of his or her deferral account under the 2004 Plan in one lump sum distribution. All benefits thereunder were distributed in one lump sum on January 18, 2008.

As a result of retirements, involuntary and voluntary terminations of employment and elections by participants to withdraw funds as permitted in the plans, management of the Company concluded that the cost of maintaining the deferred compensation plans for a limited number of participants and a limited amount of invested funds was not justified. Accordingly, the deferred compensation plans were terminated by action of the Board of Directors as described above.

Summary Compensation Table

The following table summarizes the annual and long-term compensation during 2007 and 2006 of the Company’s Principal Executive Officer and Principal Financial Officer and the three additional most highly compensated executive officers whose annual salaries and bonuses exceeded $100,000 in total during the fiscal year ended December 31, 2007 (collectively, the “Named Executive Officers”).

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)		Stock Awards ($)		Option Awards ($)		Non-Equity Incentive Plan Compensation ($)(1)(2)		Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)		All Other Compensation ($)(3)		Total ($)
General William Lyon Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	2007 2006	$1,000,000 1,000,000	$	— —	$	— —	$	— —	$	— 4,529,730	$	— —	$	— —	$1,000,000 5,529,730

Michael D. Grubbs Senior Vice President and Chief Financial Officer (Principal Financial Officer)	2007 2006	225,000 225,000		— —		— —		— —		— 754,955		— —		6,600 6,600	231,600 986,555

Douglas F. Bauer Director, President and Chief Operating Officer	2007 2006	500,000 275,000		— —		— —		— —		— 1,542,893		— —		6,600 6,600	506,600 1,824,493

W. Thomas Hickcox Senior Vice President and Arizona Region President	2007 2006	200,000 200,000		— —		— —		— —		610,950 1,613,400		— —		6,600 6,600	817,550 1,820,000

William H. Lyon Director, Executive Vice President and Chief Administrative Officer	2007 2006	350,000 115,000		— —		— —		— —		— 177,475		— —		6,600 6,600	356,600 299,045

(1)	Includes amounts which the executive would have been entitled to be paid, but which at the election of the executive were deferred by payment into the Company’s 401(k) plan and deferred compensation plans.

(2)	The 2007 Senior Executive Bonus Plan (the “Plan”) provides that (i) the Chief Executive Officer (“CEO”) and the Chief Operating Officer (“COO) are each eligible to receive a bonus of 3% of the Company’s consolidated pre-tax, pre-bonus income; (ii) the Executive Vice President (“EVP”) is eligible to receive a bonus of ¾ of 1% of the Company’s consolidated pre-tax, pre-bonus income; and (iii) the Chief Financial Officer (“CFO”) is eligible to receive a bonus of ½ of 1% of the Company’s consolidated pre-tax, pre-bonus income. In addition, under the Plan, each Region President is eligible to receive a bonus of 3% of the region’s pre-tax, pre-bonus income, determined after allocation to the region of its allocable portion of corporate general and administrative expenses. Awards under the Plan will be paid over two years, with 75% paid following the determination of the bonus awards, and 25% paid one year later. The amounts payable one year later are conditioned upon continued employment to the date of payment, except in the case of retirement, death or disability. All awards under the Plan will be prorated downward if the sum of all calculated awards under the Plan and the Company’s 2007 bonus plans for other officers and employees of the Company and its subsidiaries would exceed 20% of the Company’s consolidated pre-tax, pre-bonus income.

(3)	Represents matching contributions made by the Company into each executive’s 401(k) plan account in an amount equal to 3% of each executive’s eligible earnings, up to the maximum permitted. Does not include perquisites or other personal benefits provided to the executive, since the aggregate incremental cost to the Company of such perquisites or other personal benefits provided to the executive is less than $10,000.

The Board of Directors approved the Company’s 2007 Senior Executive Bonus Plan (the “Plan”) on February 27, 2007. The Plan provides that the (i) Chief Executive Officer (“CEO”) and the Chief Operating

Officer (“COO”) are each eligible to receive a bonus of 3% of the Company’s pre-tax, pre-bonus income; (ii) the Executive Vice President (“EVP”) is eligible to receive a bonus of ¾ of 1% of the Company’s consolidated pre-tax, pre-bonus income; and (iii) the Chief Financial Officer (“CFO”) is eligible to receive a bonus of ½ of 1% of the Company’s consolidated pre-tax, pre-bonus income. In addition, under the Plan, each Region President is eligible to receive a bonus of 3% of the division’s pre-tax, pre-bonus income, determined after allocation to the division of its allocable portion of corporate general and administrative expenses. All other participants under the Plan are eligible to receive bonuses based upon specified percentages of a bonus pool determined as a specified percentage of pre-tax, pre-bonus income. In addition, the Company’s board of directors has approved a cash bonus plan applicable in 2007 for all of its full-time, salaried employees who are not included in the Company’s 2007 Senior Executive Bonus Plan. All participants under this cash bonus plan are eligible to receive bonuses based upon specified percentages of a bonus pool determined as a specified percentage of pre-tax, pre-bonus income.

On February 26, 2008, the Compensation Committee of the Board of Directors approved the 2008 Cash Bonus Plan (including the 2008 Senior Executive Bonus Plan) with terms substantially similar to those of the 2007 Plan.

The Compensation Committee retains the discretion to increase the bonus of a named executive officer in the event of an extraordinary performance, or decrease it in the case of a substandard performance, and may make this determination on the basis of objective or subjective criteria, including, but not limited to, the pay levels of executives at other major homebuilders.

For the CEO, COO, EVP, CFO, region presidents, executives and managers, awards under bonus plans are paid over two years, with 75% paid following the determination of bonus awards, and 25% paid one year later. The deferred amounts would be forfeited in the event of termination for any reason except retirement, death or disability.

Grants of Plan-Based Awards

The following table sets forth information concerning each grant of an award to each of the Named Executive Officers in the year ended December 31, 2007:

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($ / Sh)	Grant Date Fair Value of Stock and Option Awards ($)
Name	Grant Date	Threshold ($)(3)	Target ($)(1)(2)	Maximum ($)(3)	Threshold (#)	Target (#)	Maximum (#)
General William Lyon	February 26, 2008	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Michael D. Grubbs	February 26, 2008	—	—	—	—	—	—	—	—	—	—
Douglas F. Bauer	February 26, 2008	—	—	—	—	—	—	—	—	—	—
W. Thomas Hickcox	February 26, 2008	—	610,950	—	—	—	—	—	—	—	—
William H. Lyon	February 26, 2008	—	—	—	—	—	—	—	—	—	—

(1)	Includes amounts which the executive would have been entitled to be paid, but which at the election of the executive were deferred by payment into the Company’s 401(k) plan and deferred compensation plans.

(2)

The 2007 Senior Executive Bonus Plan (the “Plan”) provides that (i) the Chief Executive Officer (“CEO”) and the Chief Operating Officer (“COO) are each eligible to receive a bonus of 3% of the Company’s consolidated pre-tax, pre-bonus income; (ii) the Executive Vice President (“EVP”) is eligible to receive a bonus of ¾ of 1% of the Company’s consolidated pre-tax, pre-bonus income; and (iii) the Chief Financial Officer (“CFO”) is eligible to receive a bonus of ½ of 1% of the Company’s consolidated pre-tax, pre-bonus income. In addition, under the Plan, each Region President is eligible to receive a bonus of 3% of the region’s pre-tax, pre-bonus income, determined after allocation to the region of its allocable portion of corporate general and administrative expenses. Awards under the Plan will be paid over two years, with

75% paid following the determination of the bonus awards, and 25% paid one year later. The amounts payable one year later are conditioned upon continued employment to the date of payment, except in the case of retirement, death or disability. All awards under the Plan will be prorated downward if the sum of all calculated awards under the Plan and the Company’s 2007 bonus plans for other officers and employees of the Company and its subsidiaries would exceed 20% of the Company’s consolidated pre-tax, pre-bonus income. The Compensation Committee retains the discretion to increase the bonus of a named executive officer in the event of an extraordinary performance, or decrease it in the case of a substandard performance, and may make this determination on the basis of objective or subjective criteria, including, but not limited to, the pay levels of executives at other major homebuilders.

(3)	There are no applicable thresholds or maximum awards under the Plan.

Options/SAR Grants in Fiscal Year Ended December 31, 2006

No options were granted during 2007 to any director or Named Executive Officer. No options are outstanding as of December 31, 2007.

Option Exercises and Stock Vested Table

No exercises of stock options and no vesting of stock occurred during the fiscal year ended December 31, 2007 by any of the Named Executive Officers. No options are outstanding as of December 31, 2007.

Nonqualified Deferred Compensation Table

The following table sets forth information concerning nonqualified deferred compensation during the fiscal year ended December 31, 2007 for each of the Named Executive Officers.

Name	Executive Contributions in Last Fiscal Year ($)(1)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year-End ($)(2)(3)
General William Lyon	—	—	—	—	—
Michael D. Grubbs	$100,000	—	$68,766	—	$661,284
Douglas F. Bauer	50,000	—	18,971	—	179,519
W. Thomas Hickcox	—	—	—	—	—
William H. Lyon	—	—	22,578	—	154,118

(1)	Amounts shown as Executive Contributions in Last Fiscal Year are reported as compensation in the last completed fiscal year in the Summary Compensation Table above.

(2)	Amounts shown as Aggregate Balance at Last Fiscal Year End include amounts shown as Executive Contributions in Last Fiscal Year and also include executive contributions in previous years amounting to $425,000 for Mr. Grubbs, $100,000 for Mr. Bauer and $102,492 for Mr. William H. Lyon.

(3)	The aggregate balance at December 31, 2007 was paid to the Named Executive Officers in cash on January 18, 2008 as a result of the termination of the Company’s Executive Deferred Plans as described above.

Executive Deferral Plan

Until December 2007, the Company maintained Executive Deferral Plans which gave its named executive officers the opportunity to defer a certain percentage of their base salary and bonus. Deferred salary and bonuses were deemed to be invested in one or more hypothetical investment options, which were individually chosen by each named executive officer from a list of investment alternatives. Each named executive officer’s deferred compensation account was adjusted to reflect the investment performance of the selected investment, including any appreciation or depreciation.

On December 26, 2007, the Board of Directors of the Company terminated the William Lyon Homes Executive Deferred Compensation Plan adopted as of February 11, 2002 (the “2002 Plan”), effective January 2, 2008. Upon termination of the 2002 Plan, all benefits thereunder were distributed in one lump sum on January 18, 2008.

In addition, on December 26, 2007, the Board of Directors of the Company amended the William Lyon Homes 2004 Executive Deferred Compensation Plan (the “2004 Plan”). Under this amendment (i) no further deferral elections were allowed under the 2004 Plan and (ii) each participant was deemed to have elected to receive the balance of his or her deferral account under the 2004 Plan in one lump sum distribution. All benefits thereunder were distributed in one lump sum on January 18, 2008.

Employment Contracts, Termination of Employment and Change-in-Control Arrangements

Employees, including executive officers, enter into annual employment agreements which provide that their employment is at-will. The employment agreements with each of General William Lyon, Michael D. Grubbs, Douglas F. Bauer, W. Thomas Hickcox and William H. Lyon provide for an annual salary effective January 1, 2008 of $1,000,000, $225,000, $500,000, $200,000 and $350,000 respectively. Each employment agreement also provides for a monthly automobile allowance of $400, except for General William Lyon. The employment agreements do not provide for any severance or other payments on termination of employment, or in connection with a change in control of the Company.

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

Compensation Committee Interlocks and Insider Participation

The members of the Company’s Compensation Committee are Douglas K. Ammerman, Harold H. Greene, Gary H. Hunt and Alex Meruelo. None of the members of the Compensation Committee has ever been an officer or employee of the Company or any of its subsidiaries. None of the Company’s executive officers has ever served as a director or member of the Compensation Committee (or other board committee performing equivalent functions) of another entity, one of whose executive officers served in either of those capacities for the Company.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based on that review and discussion, has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Compensation Committee

Gary H. Hunt, Chairman

Douglas K. Ammerman

Harold H. Greene

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

The following table sets forth information concerning the compensation of the directors during the fiscal year ended December 31, 2007.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Douglas K. Ammerman	$76,000	—	—	—	—	—	$76,000
Richard E. Frankel(1)	73,000	—	—	—	—	—	73,000
Harold H. Greene	87,000	—	—	—	—	—	87,000
Lawrence M. Higby(1)	74,000	—	—	—	—	—	74,000
Gary H. Hunt	83,125	—	—	—	—	—	83,125
Arthur B. Laffer(2)	76,875	—	—	—	—	—	76,875
Alex Meruelo	84,500	—	—	—	—	—	84,500

(1)	Messrs. Frankel and Higby resigned as directors effective on December 31, 2007.

(2)	Dr. Laffer resigned as a director effective on December 7, 2007.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as to the number of shares of Common Stock beneficially owned as of March 1, 2008. The following table includes information for (a) each person or group that is known to the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (b) each of the directors and nominees of the Company, (c) each Named Executive Officer named in the Summary Compensation Table, and (d) all directors and executive officers of the Company as a group.

	As of March 1, 2008
	Shares Beneficially Owned		Percentage of All Common Stock
General William Lyon(1)	664		66.4%
The William Harwell Lyon 1987 Trust(2)	282		28.2%
The William Harwell Lyon Separate Property Trust(2)	54		5.4%
William H. Lyon(1)	0	(3)	0.00%
Douglas K. Ammerman(1)	0		0.00%
Douglas F. Bauer(1)	0		0.00%
Harold H. Greene(1)	0		0.00%
Gary H. Hunt(1)	0		0.00%
Alex Meruelo(1)	0		0.00%
Michael D. Grubbs(1)	0		0.00%
W. Thomas Hickcox(1)	0		0.00%
All directors and executive officers as a group (14 persons)	664	(3)	66.4%

(1)	Stockholder is at the following mailing address: c/o William Lyon Homes, 4490 Von Karman Avenue, Newport Beach, CA 92660.

(2)	Stockholder is at the following mailing address: c/o Richard M. Sherman, Jr., Esq., Irell & Manella LLP, 840 Newport Center Drive, Suite 400, Newport Beach, CA 92660.

(3)	Does not include 282 shares of common stock held by The William Harwell Lyon 1987 Trust or 54 shares of common stock held by The William Harwell Lyon Separate Property Trust, of each of which William H. Lyon is the sole beneficiary. William H. Lyon does not have or share, directly or indirectly, the power to vote or to direct the vote of these shares, and thus, William H. Lyon disclaims beneficial ownership of these shares.

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

As of December 31, 2007, the Company had no securities authorized for issuance under compensation plans.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Sale of Real Estate Project to Affiliate of General William Lyon and William H. Lyon

On December 27, 2007, the Company sold certain land in San Diego County, California for $12,000,000 in cash to a limited liability corporation owned indirectly by Frank T. Suryan, Jr. as Trustee for the Suryan Family Trust. Mr. Suryan is Chairman and Chief Executive Officer of Lyon Capital Ventures, a company wholly owned by Frank T. Suryan, Jr., General William Lyon, Chairman and Chief Executive Officer of the Company, and two

trusts whose sole beneficiary is William H. Lyon, Executive Vice President and Chief Administrative Officer of the Company. The Company has received a report from a third-party valuation and financial advisory services firm as to the reasonableness of the sales price in the transaction. Further, the transaction was unanimously approved by all independent members of the Board of Directors. Prior to the sale, the net book value of this land (as reflected on the Company’s financial statements) was approximately $18,737,000 resulting in a loss on the transaction of $6,737,000.

Acquisition of Real Estate Projects from Entities Controlled by General William Lyon and/or William H. Lyon.

On October 26, 2000, the Company’s Board of Directors (with Messrs. William Lyon and William H. Lyon abstaining) approved the purchase of 579 lots for a total purchase price of $12,581,000 from an entity controlled by William Lyon and William H. Lyon. In addition to the purchase price, one-half of the net profits in excess of six percent from the development are to be paid to the seller. As of December 31, 2004, all lots were purchased under this agreement and during the year ended December 31, 2007, $8,305,000 was paid to the seller and a total cumulative amount of $14,015,000 has been paid to the seller as of December 31, 2007. This land acquisition qualified as an affiliate transaction under the Company’s 12 1/2% Senior Notes due July 1, 2003 Indenture dated as of June 29, 1994 (“Indenture”). Pursuant to the terms of the Indenture, the Company determined that the land acquisition is on terms that are no less favorable to the Company than those that would have been obtained in a comparable transaction by the Company with an unrelated person. The Company delivered to the Trustee under the Indenture a resolution of the Company’s Board of Directors set forth in an Officers’ Certificate certifying that the land acquisition is on terms that are no less favorable to the Company than those that would have been obtained in a comparable transaction by the Company with an unrelated person and the land acquisition was approved by a majority of the disinterested members of the Company’s Board of Directors of the Company. Further, the Company delivered to the Trustee under the Indenture a determination of value by a real estate appraisal firm which is of regional standing in the region in which the subject property is located and is MAI certified.

Purchase of Land from Joint Ventures.

The Company purchased land for a total purchase price of $17,342,000, $6,221,000 and $116,773,000 during the years ended December 31, 2007, 2006 and 2005, respectively, from certain of its joint ventures.

Agreements with Entities Controlled by General William Lyon and William H. Lyon.

For the years ended December 31, 2007, 2006 and 2005, the Company incurred reimbursable on-site labor costs of $224,000, $133,000 and $146,000, respectively, for providing customer service to real estate projects developed by entities controlled by General William Lyon and William H. Lyon, of which $89,000 and $1,000 was due to the Company at December 31, 2007 and 2006, respectively. In addition, the Company earned fees of $90,000, $98,000 and $121,000, respectively, for tax and accounting services performed for entities controlled by General William Lyon and William H. Lyon during the years ended December 31, 2007, 2006 and 2005.

Rent Paid to a Trust of which William H. Lyon is the Sole Beneficiary.

For each of the years ended December 31, 2007, 2006, and 2005, the Company incurred charges of $755,000 related to rent on the Company’s corporate office, from a trust of which William H. Lyon is the sole beneficiary.

Charges Incurred Related to the Charter and Use of Aircraft.

Effective September 1, 2004, the Company entered into an aircraft consulting and management agreement with an affiliate (the “Affiliate”) of William Lyon to operate and manage the Company’s aircraft. The terms of the agreement provide that the Affiliate shall consult and render its advice and management services to the

Company with respect to all functions necessary to the operation, maintenance and administration of the aircraft. The Company’s business plan for the aircraft includes (i) use by Company executives for traveling on Company business to the Company’s divisional offices and other destinations, (ii) charter service to outside third parties and (iii) charter service to General William Lyon personally. Charter services for outside third parties are contracted for at market rates. As compensation to the Affiliate for its management and consulting services under the agreement, the Company pays the Affiliate a fee equal to (i) the amount equal to 107% of compensation paid by the Affiliate for the pilots supplied pursuant to the agreement, (ii) $50 per operating hour for the aircraft and (iii) $9,000 per month for hangar rent. In addition, all maintenance work, inspections and repairs performed by the Affiliate on the aircraft are charged to the Company at the Affiliate’s published rates for maintenance, inspection and repairs in effect at the time such work is completed. The total compensation paid to the Affiliate under the agreement amounted to $1,423,000, $1,488,000 and $1,414,000 during the years ended December 31, 2007, 2006 and 2005, respectively.

Effective July 1, 2006, General William Lyon entered into a time sharing agreement (“the Agreement”) with the Company pertaining to his personal use of the aircraft. The agreement calls for General Lyon to reimburse the company for all costs incurred by the Company during his personal flights plus a surcharge on fuel consumption of two times the cost. Pursuant to the Agreement and the rates charged to General Lyon prior to the Agreement, the Company had earned revenue of $564,000, $524,000 and $457,000 for charter services provided to General William Lyon personally, for the years ended December 31, 2007, 2006 and 2005, respectively, of which $337,000 and $333,000 was due to the Company at December 31, 2007 and 2006.

Mortgage Loans.

In 2007, the Company offered home mortgage loans to its employees and directors through its mortgage company subsidiary, William Lyon Financial Services (formerly Duxford Financial, Inc.). These loans were made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. These loans did not involve more than the normal risk of collectability or present other unfavorable features and were sold to investors typically within 7 to 15 days.

Finder’s Fee Agreement.

The Company and Alex Meruelo are parties to an agreement pursuant to which Mr. Meruelo is eligible to receive a finder’s fee based upon the cash distributions received by a subsidiary of the Company from a joint venture development project relating to a portion of the Fort Ord military base in Monterey County, California. The joint venture development project resulted from Mr. Meruelo’s introduction of the Company to Woodman Development Company, LLC (“Woodman”) and the subsequent formation of East Garrison Partners I, LLC (“EGP”) as a joint venture between Woodman and Lyon East Garrison Company I, LLC (“EGC”). The finder’s fee will equal 5% of all net cash distributions distributed by EGP to EGC with respect to EGC’s existing 50% interest in EGP that are in excess of distributions with respect to certain deficit advances, deficit preferred returns, returns of capital and preferred returns on unreturned capital. The calculation of the finder’s fee will be based on net cash distributions received from EGP on land sales and will not be determined on the basis of any revenues, profits or distributions received from any affiliate of EGC for the construction and sale or leasing of residential or commercial buildings on such lots. Mr. Meruelo is not obligated to perform any services for EGC other than the introduction to Woodman. As of December 31, 2007, no amounts had been paid to Mr. Meruelo under this agreement.

Certain Family Relationships.

William H. Lyon, one of the Company’s directors and the Executive Vice President and Chief Administrative Officer of the Company, is the son of General William Lyon. General William Lyon is the Company’s Chairman of the Board of Directors and the Chief Executive Officer. In 2007, William H. Lyon received a base salary of $350,000 and a monthly car allowance of $400 from the Company. No bonuses were earned by Mr. Lyon during 2007.

Terry A. Connelly, who is Senior Vice President and Director of Operations of the Company’s Nevada Region, is married to Mary J. Connelly, President of the Nevada Region. In 2007, Mr. Connelly received a base salary of $160,000 and a monthly car allowance of $400 from the Company. Mr. Connelly earned a bonus of $177,000 in 2007.

Jeffrey D. Frankel, who is a Project Manager in the Company’s Northern California Region, is the son of Richard E. Frankel, a director of the Company until December 31, 2007. In 2007, Mr. Frankel received a base salary of $105,000 and a monthly car allowance of $400 from the Company. No bonuses were earned by Mr. Frankel in 2007.

Director Independence

The Board of Directors has determined that Douglas K. Ammerman, Harold H. Greene, Gary H. Hunt and Alex Meruelo are independent directors under standards established by the Securities and Exchange Commission (the “SEC”) and the New York Stock Exchange (the “NYSE”).

Nominating and Corporate Governance Committee.    The Company has a standing Nominating and Corporate Governance Committee, which is chaired by Mr. Meruelo and consists of Messrs. Meruelo, Ammerman, Greene and Hunt. The Board has determined that all committee members are independent under standards established by the SEC and the NYSE.

Audit Committee.    The Company has a standing Audit Committee, which is chaired by Mr. Greene and consists of Messrs. Greene, Ammerman, Hunt and Meruelo. The Board has determined that all committee members are independent and financially literate under the standards established by the SEC and the NYSE. The Board has determined that Mr. Greene is an “audit committee financial expert” as defined by the SEC.

Compensation Committee.    The Company has a standing Compensation Committee, which is chaired by Mr. Hunt and consists of Messrs. Hunt, Ammerman, Greene, and Meruelo. The Board has determined that all committee members are independent under standards established by the SEC and the NYSE.

Item 14.    Principal Accountant Fees and Services

The fees for professional services provided by Ernst & Young LLP in fiscal years 2007 and 2006 were:

Type of Fees	2007	2006
Audit Fees	$555,500	$1,086,000
Audit-Related Fees	75,500	94,000
Tax Fees	111,500	92,000

Total Fees	$742,500	$1,272,000

In the above table, in accordance with the definitions of the SEC, “Audit Fees” include fees for the audit of the Company’s consolidated financial statements included in its Annual Report on Form 10-K, review of the unaudited financial statements included in its quarterly reports on Form 10-Q, comfort letters, consents, assistance with documents filed with the SEC, and accounting and reporting consultation in connection with the audit and/or quarterly reviews. For the year ended December 31, 2006, “Audit Fees” also includes fees incurred in connection with the audit of the Company’s internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002. “Tax Fees” include fees for tax compliance and tax planning. “Audit-Related Fees” are fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and includes fees for audits of separate financial statements of consolidated joint ventures.

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

The Audit Committee considered the compatibility of the provision of other services by Ernst & Young LLP with the maintenance of Ernst & Young LLP’s independence. The Audit Committee approved all audit and non-audit services provided by Ernst & Young LLP in 2007.

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

(3)  Listing of Exhibits:

Exhibit Number	Description
3.1(2)	Certificate of Incorporation of William Lyon Homes, a Delaware corporation.
3.2(1)	Certificate of Ownership and Merger.
3.3(35)	Certificate of Ownership and Merger.
3.4(35)	Certificate of Amendment of Certificate of Incorporation.
3.5(2)	Bylaws of William Lyon Homes, a Delaware corporation.
4.1(23)	Indenture dated as of March 17, 2003 among William Lyon Homes, Inc., the Guarantors (as defined therein), and U.S. Bank National Association, as Trustee (including form of notes and guarantees).
4.2(15)	Supplemental Indenture dated as of December 13, 2004 between Lyon East Garrison Company I, LLC, a California limited liability company, as Guarantor, and U.S. Bank National Association, as Trustee (supplementing the Indenture dated as of March 17, 2003 among William Lyon Homes, Inc., a California corporation, the Guarantors (as defined therein), and U.S. Bank National Association, as Trustee).
4.3(24)	Supplemental Indenture dated as of January 1, 2005 between The Ranch Golf Club, LLC, a California limited liability company, as Guarantor, and U.S. Bank National Association, as Trustee (supplementing the Indenture dated as of March 17, 2003 among William Lyon Homes, Inc., a California corporation, the Guarantors (as defined therein), and U.S. Bank National Association, as Trustee).
4.4(3)	Indenture dated as of February 6, 2004 among William Lyon Homes, Inc., the Guarantors (as defined therein), and U.S. Bank National Association, as Trustee (including form of notes and guarantees).
4.5(15)	Supplemental Indenture dated as of December 13, 2004 between Lyon East Garrison Company I, LLC, a California limited liability company, as Guarantor, and U.S. Bank National Association, as Trustee (supplementing the Indenture dated as of February 6, 2004 among William Lyon Homes, Inc., a California corporation, the Guarantors (as defined therein), and U.S. Bank National Association, as Trustee).

Exhibit Number	Description
4.6(24)	Supplemental Indenture dated as of January 1, 2005 between The Ranch Golf Club, LLC, a California limited liability company, as Guarantor, and U.S. Bank National Association, as Trustee (supplementing the Indenture dated as of February 6, 2004 among William Lyon Homes, Inc., a California corporation, the Guarantors (as defined therein), and U.S. Bank National Association, as Trustee).
4.7(14)	Indenture dated as of November 22, 2004 among William Lyon Homes, Inc., the Guarantors (as defined therein), and U.S. Bank National Association, as Trustee (including form of notes and guarantees).
4.8(15)	Supplemental Indenture dated as of December 13, 2004 between Lyon East Garrison Company I, LLC, a California limited liability company, as Guarantor, and U.S. Bank National Association, as Trustee (supplementing the Indenture dated as of November 22, 2004 among William Lyon Homes, Inc., a California corporation, the Guarantors (as defined therein), and U.S. Bank National Association, as Trustee).
4.9(24)	Supplemental Indenture dated as of January 1, 2005 between The Ranch Golf Club, LLC, a California limited liability company, as Guarantor, and U.S. Bank National Association, as Trustee (supplementing the Indenture dated as of November 22, 2004 among William Lyon Homes, Inc., a California corporation, the Guarantors (as defined therein), and U.S. Bank National Association, as Trustee).
10.1(11)	Amended and Restated Loan Agreement dated as of September 17, 2004 between William Lyon Homes, Inc., a California corporation, and RFC Construction Funding Corp., a Delaware corporation.
10.2(34)	First Amendment dated as of August 17, 2006 to Amended and Restated Loan Agreement dated as of September 17, 2004 between William Lyon Homes, Inc., a California corporation, and RFC Construction Funding Corp., a Delaware corporation.
10.3(39)	Second Amendment dated as of January 23, 2008 to Amended and Restated Loan Agreement dated as of September 17, 2004 between William Lyon Homes, Inc., a California corporation, and RFC Construction Funding, LLC, a Delaware limited liability company, formerly known as RFC Construction Funding Corp.
10.4(4)	Master Loan Agreement dated as of August 31, 2000 by and between William Lyon Homes, Inc., a California corporation (“Borrower”) and Guaranty Federal Bank, F.S.B., a federal savings bank organized and existing under the laws of the United States (“Lender”).
10.5(39)	Amended and Restated Master Loan Agreement dated as of January 28, 2008 by and between William Lyon Homes, Inc., a California corporation (“Borrower”) and Guaranty Bank, a federal savings bank organized and existing under the laws of the United States (“Lender”).
10.6(6)	Agreement for First Modification of Deeds of Trust and Other Loan Instruments, dated as of June 8, 2001, by and between William Lyon Homes, Inc., a California corporation, as borrower, and Guaranty Bank, a federal savings bank organized and existing under the laws of the United States (formerly known as “Guaranty Federal Bank, F.S.B.”), as lender.
10.7(5)	Agreement for Second Modification of Deeds of Trust and Other Loan Instruments, dated as of July 23, 2001, by and between William Lyon Homes, Inc., a California corporation, as borrower, and Guaranty Bank, a federal savings bank organized and existing under the laws of the United States (formerly known as “Guaranty Federal Bank, F.S.B.”), as lender.
10.8(5)	Agreement for Third Modification of Deeds of Trust and Other Loan Instruments, dated as of December 19, 2001, by and between William Lyon Homes, Inc., a California corporation, as borrower, and Guaranty Bank, a federal savings bank organized and existing under the laws of the United States (formerly known as “Guaranty Federal Bank, F.S.B.”), as lender.
10.9(5)	Agreement for Fourth Modification of Deeds of Trust and Other Loan Instruments, dated as of May 29, 2002, by and between William Lyon Homes, Inc., a California corporation, as borrower, and Guaranty Bank, a federal savings bank organized and existing under the laws of the United States (formerly known as “Guaranty Federal Bank, F.S.B.”), as lender.

Exhibit Number	Description
10.10(7)	Agreement for Fifth Modification of Deeds of Trust and Other Loan Agreements, dated as of June 6, 2003, by and between William Lyon Homes, Inc., a California corporation, as borrower, and Guaranty Bank, a federal savings bank organized and existing under the laws of the United States (formerly known as “Guaranty Federal Bank, F.S.B.”), as lender.
10.11(3)	Agreement for Sixth Modification of Deeds of Trust and Other Loan Agreements, dated as of November 14, 2003, by and between William Lyon Homes, Inc., a California corporation, as borrower, and Guaranty Bank, a federal savings bank organized and existing under the laws of the United States (formerly known as “Guaranty Federal Bank, F.S.B.”), as lender.
10.12(12)	Agreement for Seventh Modification of Deeds of Trust and Other Loan Instruments dated as of October 6, 2004 by and between William Lyon Homes, Inc., a California corporation, as borrower, and Guaranty Bank, a federal savings bank organized and existing under the laws of the United States, as lender.
10.13(24)	Agreement for Eighth Modification of Deeds of Trust and Other Loan Instruments dated as of October 14, 2005 by and between William Lyon Homes, Inc., a California corporation, as borrower, and Guaranty Bank, a federal savings bank organized and existing under the laws of the United States, as lender.
10.14(34)	Agreement for Ninth Modification of Deeds of Trust and Other Loan Instruments dated as of October 31, 2006 by and between William Lyon Homes, Inc., a California corporation, and Guaranty Bank, a federal savings bank organized and existing under the laws of the United States, as lender.
10.15(4)	Revolving Line of Credit Loan Agreement (Borrowing Base Loan) by and between California Bank & Trust, a California banking corporation, and William Lyon Homes, Inc., a California corporation, dated as of September 21, 2000.
10.16(17)	Agreement to Modify Loan Agreement, Promissory Note and Deed of Trust, dated as of September 18, 2002, by and between William Lyon Homes, Inc., a California corporation, as borrower, and California Bank & Trust, a California banking corporation, as lender.
10.17(5)	Second Agreement to Modify Loan Agreement, Promissory Note and Deed of Trust, dated as of December 13, 2002, by and between William Lyon Homes, Inc., a California corporation, as borrower, and California Bank & Trust, a California banking corporation, as lender.
10.18(3)	Third Agreement to Modify Loan Agreement, Promissory Note and Deed of Trust, dated as of January 26, 2004, by and between William Lyon Homes, Inc., a California corporation, as borrower, and California Bank & Trust, a California banking corporation, as lender.
10.19(11)	Amended and Restated Revolving Line of Credit Loan Agreement dated September 16, 2004 by and between California Bank & Trust, a California banking corporation, and William Lyon Homes, Inc., a California corporation.
10.20(25)	First Amendment to Amended and Restated Revolving Line of Credit Loan Agreement, dated as of July 19, 2005, by and between William Lyon Homes, Inc. and California Bank & Trust.
10.21(31)	Second Amendment to Amended and Restated Revolving Line of Credit Loan Agreement dated September 16, 2004 by and between California Bank & Trust, a California banking corporation, and William Lyon Homes, Inc., a California corporation.
10.22(39)	Third Amendment to Amended and Restated Revolving Line of Credit Loan Agreement dated as of December 28, 2007, by and between William Lyon Homes, Inc., a California corporation and California Bank & Trust, a California banking corporation.
10.23(39)	Fourth Amendment to Amended and Restated Revolving Line of Credit Loan Agreement dated as of January 17, 2008 by and between William Lyon Homes, Inc., a California corporation and California Bank & Trust, a California banking corporation.
10.24(7)	Mortgage Warehouse Loan and Security Agreement dated as of June 1, 2003 between Duxford Financial, Inc., and Bayport Mortgage, L.P. as Borrower and First Tennessee Bank as Lender.
10.25(10)	Mortgage Warehouse Loan and Security Agreement dated as of June 1, 2004 between Duxford Financial, Inc., and Bayport Mortgage, L.P. as Borrower and First Tennessee Bank as Lender.

Exhibit Number	Description
10.26(29)	Mortgage Warehouse Loan and Security Agreement dated June 29, 2006 by and between Duxford Financial, Inc. dba William Lyon Financial Services and/or Bayport Mortgage, L.P. and/or California Pacific Mortgage, L.P., as Borrower and First Tennessee Bank as Lender.
10.27(8)	Credit Agreement dated August 29, 2003 between Duxford Financial, Inc. and Bayport Mortgage, L.P. as Borrower and Guaranty Bank as Lender.
10.28(3)	Amendment No. 1 to Credit Agreement dated as of January 27, 2004 between Duxford Financial, Inc. and Bayport Mortgage, L.P. as Borrower and Guaranty Bank as Lender.
10.29(15)	First Amendment to Credit Agreement dated as of August 27, 2004 between Duxford Financial, Inc. and Bayport Mortgage, L.P. as Borrower and Guaranty Bank as Lender.
10.30(13)	Amendment No. 2 to Credit Agreement dated as of November 15, 2004 between Duxford Financial, Inc. and Bayport Mortgage, L.P. as Borrower and Guaranty Bank as Lender.
10.31(9)	Revolving Line of Credit Loan Agreement, dated as of March 11, 2003, by and among Moffett Meadows Partners, LLC, a Delaware limited liability company, as borrower, and California Bank & Trust, a California banking corporation, and the other financial institutions named therein, as lenders.
10.32(9)	Joinder Agreement to Reimbursement and Indemnity Agreement, entered into as of March 25, 2003, by William Lyon Homes, a Delaware corporation.
10.33(10)	Borrowing Base Revolving Line of Credit Agreement, dated as of June 28, 2004, by and between William Lyon Homes, Inc., a California corporation, and Bank One, NA, a national banking association.
10.34(15)	Modification Agreement, dated as of December 7, 2004, by and between William Lyon Homes, Inc., a California corporation, and JPMorgan Chase Bank, N.A. (successor by merger to Bank One, NA, a national banking association).
10.35(25)	Second Modification Agreement to Borrowing Base Revolving Line of Credit Agreement, dated as of July 14, 2005, between William Lyon Homes, Inc. and JPMorgan Chase Bank, N.A. (successor by merger to Bank One, NA).
10.36(33)	Third Modification Agreement to Borrowing Base Revolving Line of Credit Agreement dated October 23, 2006 by and between William Lyon Homes, Inc., a California corporation and JPMorgan Chase Bank, N.A., a National Banking Association.
10.37(36)	Fifth Modification Agreement to Borrowing Base Revolving Line of Credit Agreement dated November 6, 2007 by and between William Lyon Homes, Inc., a California corporation and JPMorgan Chase Bank, N.A., a national banking association.
10.38(39)	Sixth Modification Agreement to Borrowing Base Revolving Line of Credit Agreement dated February 20, 2008 by and between William Lyon Homes, Inc., a California corporation and JPMorgan Chase Bank, N.A., a national banking association.
10.39(18)	Form of Indemnity Agreement, between William Lyon Homes, a Delaware corporation, and the directors and officers of William Lyon Homes.
10.40(18)	Property Management Agreement between Corporate Enterprises, Inc., a California corporation (Owner) and William Lyon Homes, Inc., a California corporation (Manager) dated and effective November 5, 1999.
10.41(18)	Warranty Service Agreement between Corporate Enterprises, Inc., a California corporation and William Lyon Homes, Inc., a California corporation dated and effective November 5, 1999.
10.42(4)	Option Agreement and Escrow Instructions between William Lyon Homes, Inc., a California corporation and Lathrop Investment, L.P., a California limited partnership, dated as of October 24, 2000.
10.43(26)	Adjustment of Salary of Douglas F. Bauer.
10.44(35)	Description of 2006 Cash Bonus Plan.
10.45(35)	2006 Senior Executive Bonus Plan.
10.46(35)	Description of 2007 Cash Bonus Plan.
10.47(35)	2007 Senior Executive Bonus Plan.

Exhibit Number	Description
10.48(19)	Standard Industrial/Commercial Single-Tenant Lease – Net between William Lyon Homes, Inc. and a trust of which William H. Lyon is the sole beneficiary.
10.49(20)	William Lyon Homes Executive Deferred Compensation Plan effective as of February 11, 2002.
10.50(21)	William Lyon Homes Outside Directors Deferred Compensation Plan effective as of February 11, 2002.
10.51(5)	The Presley Companies Non-Qualified Retirement Plan for Outside Directors.
10.52(16)	William Lyon Homes 2004 Executive Deferred Compensation Plan.
10.53(16)	William Lyon Homes 2004 Outside Directors Deferred Compensation Plan.
10.54(27)	Summary of Director Compensation.
10.55(27)	Borrowing Base Revolving Line of Credit Agreement, dated as of February 14, 2006, by and between William Lyon Homes, Inc., a California corporation, and Wachovia Financial Services, Inc, a North Carolina corporation, by and through its Agent, Wachovia Bank, National Association, a national banking association.
10.56(32)	First Amendment to Borrowing Base Revolving Line of Credit Agreement dated September 29, 2006 by and between William Lyon Homes, Inc., a California corporation and Wachovia Bank, National Association, a national banking association.
10.57(39)	Third Amendment to Borrowing Base Revolving Line of Credit Agreement dated January 23, 2008 between William Lyon Homes, Inc., a California corporation and Wachovia Bank, National Association, a national banking association, formerly referenced as Agent for Wachovia Financial Services, Inc., a North Carolina corporation.
10.58(30)	Borrowing Base Revolving Line of Credit Agreement dated as of July 10, 2006 by and between William Lyon Homes, Inc., a California corporation, and California National Bank.
10.59(37)	Extension and Modification Agreement dated as of August 2, 2007 by and between William Lyon Homes, Inc., a California corporation, and California National Bank
10.60(28)	Revolving Line of Credit Loan Agreement dated as of March 8, 2006 by and between William Lyon Homes, Inc., a California corporation, and Comerica Bank.
10.61(39)	Amendment Agreement entered into as of February 28, 2008, by and between William Lyon Homes, Inc., a California corporation and Comerica Bank
10.62(38)	Loan Agreement dated as of January 30, 2007, by and between East Garrison Partners I, a California limited liability company, and Residential Funding Company, LLC, a Delaware limited liability company.
10.63(38)	Completion Guaranty dated as of January 30, 2007, by and between William Lyon Homes, Inc., a California corporation, and other guarantors in favor of Residential Funding Company, LLC.
10.64(39)	First Amendment to Loan Agreement dated as of February 25, 2008, but effective as of December 31, 2007, by and between East Garrison Partners I, LLC, a California limited liability company, and RFC Construction Funding, LLC, a Delaware limited liability company, as successor in interest to and assignee of Residential Funding Company, LLC., a Delaware limited liability company.
12.1(39)	Statement of computation of ratio of earnings to fixed charges.
21.1(39)	List of Subsidiaries of William Lyon Homes, a Delaware corporation.
31.1(39)	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
31.2(39)	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
32.1(39)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
32.2(39)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Current Report on Form 8-K of William Lyon Homes, a Delaware corporation (the “Company”) filed January 5, 2000 and incorporated herein by this reference.

(2)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-4, and amendments thereto (SEC Registration No. 333-88569), and incorporated herein by this reference.
(3)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.
(4)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 and incorporated herein by this reference
(5)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by this reference.
(6)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by this reference.
(7)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 and incorporated herein by this reference.
(8)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 and incorporated herein by this reference.
(9)	Previously filed as an exhibit to Amendment No. 3 to the Company’s Registration Statement on Form S-4 (File No. 333-114691) filed July 15, 2004 and incorporated herein by this reference.
(10)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by this reference.
(11)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed September 22, 2004 and incorporated herein by this reference.
(12)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed October 18, 2004 and incorporated herein by this reference.
(13)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed November 19, 2004 and incorporated herein by this reference.
(14)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed November 23, 2004 and incorporated herein by this reference.
(15)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (SEC Registration No. 333-121346) filed December 16, 2004 and incorporated herein by this reference.
(16)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed December 30, 2004 and incorporated herein by this reference.
(17)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 and incorporated herein by this reference.
(18)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by this reference.
(19)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by this reference.
(20)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-8 (SEC Registration No. 333-82448), and incorporated herein by this reference.
(21)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by this reference.
(22)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 and incorporated herein by this reference.
(23)	Previously filed as an exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-4 (SEC Registration No. 333-121346) filed January 10, 2005 and incorporated herein by this reference.
(24)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed November 14, 2005 and incorporated herein by this reference.
(25)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed July 14, 2005 and incorporated herein by this reference.
(26)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 and incorporated herein by this reference.
(27)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.

(28)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed April 3, 2006 and incorporated herein by reference.
(29)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed July 6, 2006 and incorporated herein by reference.
(30)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed August 1, 2006 and incorporated herein by reference.
(31)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed September 27, 2006 and incorporated herein by reference.
(32)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed October 17, 2006 and incorporated herein by reference.
(33)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed October 27, 2006 and incorporated herein by reference.
(34)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed December 11, 2006 and incorporated herein by reference.
(35)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.
(36)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on November 15, 2007 and incorporated herein by reference.
(37)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 6, 2007 and incorporated herein by reference.
(38)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 2, 2007 and incorporated herein by reference.
(39)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILLIAM LYON HOMES

March 7, 2008	By:	/s/ MICHAEL D. GRUBBS
Michael D. Grubbs
Senior Vice President,
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ WILLIAM LYON William Lyon	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	March 7, 2008

/S/ DOUGLAS F. BAUER Douglas F. Bauer	Director, President and Chief Operating Officer	March 7, 2008

/S/ WILLIAM H. LYON William H. Lyon	Director, Executive Vice President and Chief Administrative Officer	March 7, 2008

/S/ DOUGLAS K. AMMERMAN Douglas K. Ammerman	Director	March 7, 2008

/S/ HAROLD H. GREENE Harold H. Greene	Director	March 7, 2008

/S/ GARY H. HUNT Gary H. Hunt	Director	March 7, 2008

/S/ ALEX MERUELO Alex Meruelo	Director	March 7, 2008

/S/ MICHAEL D. GRUBBS Michael D. Grubbs	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 7, 2008

/S/ W. DOUGLASS HARRIS W. Douglass Harris	Senior Vice President, Corporate Controller and Corporate Secretary (Principal Accounting Officer)	March 7, 2008

REQUIRED SCHEDULES

Schedules are omitted as the required information is not present, is not present in sufficient amounts, or is included in the Consolidated Financial Statements or Notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

William Lyon Homes

We have audited the accompanying consolidated balance sheets of William Lyon Homes as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of William Lyon Homes at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

/S/    ERNST & YOUNG LLP

Irvine, California

February 26, 2008

WILLIAM LYON HOMES

CONSOLIDATED BALANCE SHEETS

(in thousands except number of shares and par value per share)

	December 31,
	2007	2006
ASSETS
Cash and cash equivalents	$73,197	$38,732
Receivables — Note 3	45,267	119,491
Real estate inventories — Notes 2 and 4
Owned	1,061,660	1,431,753
Not owned	144,265	200,667
Investments in and advances to unconsolidated joint ventures — Note 5	4,671	3,560
Property and equipment, less accumulated depreciation of $12,093 and $12,465 at December 31, 2007 and 2006, respectively	16,092	16,828
Deferred loan costs	9,645	11,258
Goodwill — Note 1	5,896	5,896
Other assets	14,635	50,410

	$1,375,328	$1,878,595

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$40,890	$48,592
Accrued expenses	67,786	111,871
Liabilities from inventories not owned	113,395	131,564
Notes payable — Note 6	266,932	304,096
7 5/8% Senior Notes due December 15, 2012 — Note 6	150,000	150,000
10 3/4% Senior Notes due April 1, 2013 — Note 6	247,553	247,218
7 1/2% Senior Notes due February 15, 2014 — Note 6	150,000	150,000

	1,036,556	1,143,341

Minority interest in consolidated entities — Note 2	56,009	109,859

Commitments and contingencies — Note 11

Stockholders’ equity — Note 8
Common stock, par value $.01 per share; 3,000 shares authorized; 1,000 shares outstanding at December 31, 2007 and 2006	—	—
Additional paid-in capital	48,867	43,213
Retained earnings	233,896	582,182

	282,763	625,395

	$1,375,328	$1,878,595

See accompanying notes.

WILLIAM LYON HOMES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Year Ended December 31,
	2007	2006	2005
Operating revenue
Home sales	$1,002,549	$1,478,694	$1,745,067
Lots, land and other sales	102,808	13,527	111,316

	1,105,357	1,492,221	1,856,383

Operating costs
Cost of sales — homes	(873,228)	(1,160,614)	(1,307,027)
Cost of sales — lots, land and other	(205,603)	(16,524)	(44,774)
Impairment loss on real estate assets — Note 1	(231,120)	(39,895)	(4,600)
Sales and marketing	(66,703)	(72,349)	(59,422)
General and administrative	(37,472)	(61,390)	(90,045)
Other	(903)	(6,502)	(2,450)

	(1,415,029)	(1,357,274)	(1,508,318)

Equity in income of unconsolidated joint ventures — Note 5	304	3,242	4,301

Minority equity in income of consolidated entities — Note 2	(11,126)	(16,914)	(37,571)

Operating (loss) income	(320,494)	121,275	314,795
Financial advisory expenses — Note 7	—	(3,165)	(2,191)
Other income (expense), net	3,744	5,599	2,176

(Loss) income before provision for income taxes	(316,750)	123,709	314,780
Provision for income taxes — Note 9	(32,658)	(48,931)	(124,149)

Net (loss) income	$(349,408)	$74,778	$190,631

See accompanying notes.

WILLIAM LYON HOMES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings
	Shares	Amount			Total
Balance — December 31, 2004	8,616	$86	$30,250	$316,773	$347,109
Issuance of common stock upon exercise of stock options and related income tax benefit and other	36	—	5,154	—	5,154
Net income	—	—	—	190,631	190,631

Balance — December 31, 2005	8,652	86	35,404	507,404	542,894
Income tax benefit from unused recognized built-in losses — Note 9	—	—	4,229	—	4,229
Issuance of common stock upon exercise of stock options and related income tax benefit	50	1	3,493	—	3,494
Elimination of common stock upon merger of WLH Acquisition Corp with and into Company — Note 7	(8,702)	(87)	87	—	—
Surviving common stock upon merger of WLH Acquisition Corp with and into the Company — Note 7	1	—	—	—	—
Net income	—	—	—	74,778	74,778

Balance — December 31, 2006	1	—	43,213	582,182	625,395
Income tax benefit and related interest recognized as the result of the adoption of FIN 48 — Note 9	—	—	5,654	1,122	6,776
Net loss				(349,408)	(349,408)

Balance — December 31, 2007	1	$—	$48,867	$233,896	$282,763

See accompanying notes.

WILLIAM LYON HOMES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2007	2006	2005
Operating activities
Net (loss) income	$(349,408)	$74,778	$190,631
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,460	2,529	2,092
Impairment loss on real estate assets	231,120	39,895	4,600
Equity in income of unconsolidated joint ventures	(304)	(3,242)	(4,301)
Distributions of income from unconsolidated joint ventures	—	2,599	2,708
Minority equity in income of consolidated entities	11,126	16,914	37,571
State income tax refund credited to additional paid-in capital	—	10	1,845
Federal income tax refund credited to additional paid-in capital	—	1,820	—
Provision for income taxes	32,658	48,931	124,149
Net changes in operating assets and liabilities:
Receivables	81,365	23,990	(104,179)
Real estate inventories — owned	174,318	(147,790)	(232,240)
Deferred loan costs	1,613	1,065	1,659
Other assets	3,113	(20,079)	(6,173)
Accounts payable	(9,469)	(18,734)	27,962
Accrued expenses	(44,079)	(112,669)	(90,858)

Net cash provided by (used in) operating activities	134,513	(89,983)	(44,534)

Investing activities
Investment in and advances to unconsolidated joint ventures	(7,106)	(1,976)	(1,379)
Net cash paid for purchase of partner’s interest in unconsolidated joint venture	(1,484)	—	—
Distributions of capital from unconsolidated joint ventures	1,095	—	20,486
Purchases of property and equipment	(766)	(804)	(2,579)

Net cash (used in) provided by investing activities	(8,261)	(2,780)	16,528

Financing activities
Proceeds from borrowings on notes payable	1,699,700	2,139,789	1,855,452
Principal payments on notes payable	(1,765,368)	(1,981,937)	(1,794,799)
Minority interest distributions, net	(26,119)	(79,160)	(76,664)
Common stock issued for exercised options	—	434	312

Net cash (used in) provided by financing activities	(91,787)	79,126	(15,699)

Net increase (decrease) in cash and cash equivalents	34,465	(13,637)	(43,705)
Cash and cash equivalents — beginning of year	38,732	52,369	96,074

Cash and cash equivalents — end of year	$73,197	$38,732	$52,369

See accompanying notes.

WILLIAM LYON HOMES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(in thousands)

	Year Ended December 31,
	2007	2006	2005
Supplemental disclosures of non-cash activities:
Issuance of notes payable for land acquisitions	$—	$20,625	$11,686

Issuance of note payable to secure land option agreement	$—	$—	$4,709

Net real estate inventories not owned	$(56,402)	$84,895	$115,771

Consolidation of other assets and minority interest from variable interest entities	$—	$(8,404)	$8,404

Net liabilities from inventories not owned	$18,169	$(131,564)	$—

Net minority interests	$38,233	$55,073	$(124,175)

Income tax benefit credited to additional paid-in capital in connection with stock option exercises and other	$—	$5,459	$2,997

Net change in assets from previously consolidated joint venture	$2,196	$—	$—

Net change in liabilities from previously consolidated joint venture	$626	$—	$—

Reduction of notes payable and real estate inventories-owned from reconveyance of land to land seller	$10,021	$—	$—

Income tax benefit credited to additional paid-in capital and retained earnings	$6,776	$—	$—

Consolidation of net assets from purchase of partner’s interest in unconsolidated joint venture	$41,778	$—	$—

Consolidation of net liabilities from purchase of partner’s interest in unconsolidated joint venture	$40,294	$—	$—

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

Segment Information

The Company designs, constructs and sells a wide range of homes designed to meet the specific needs of each of its markets. For internal reporting purposes, the Company is organized into four geographic home building regions and its mortgage origination operation. Because each of the Company’s geographic home building regions has similar economic characteristics, housing products and class of prospective buyers, the geographic home building regions have been aggregated into a single home building segment. The Company’s mortgage origination operations did not meet the materiality thresholds which would require disclosure for the years ended December 31, 2007, 2006 and 2005, and accordingly, are not separately reported.

The Company evaluates performance and allocates resources primarily based on the operating (loss) income of individual home building projects. Operating (loss) income is defined by the Company as operating revenue less operating costs plus equity in (loss) income of unconsolidated joint ventures less minority equity in income of consolidated entities. Accordingly, operating (loss) income excludes certain expenses included in the determination of net income. Operating (loss) income from home building operations totaled $(320,494,000), $121,275,000 and $314,795,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Substantially all revenues are from external customers. There were no customers that contributed 10% or more of the Company’s total revenues during the years ended December 31, 2007, 2006 or 2005.

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

	December 31,
	2007	2006	2005

Warranty liability, beginning of year	$23,364	$20,219	$14,308
Warranty provision during year	10,182	14,679	16,647
Warranty payments during year	(12,030)	(17,582)	(16,294)
Warranty charges related to pre-existing warranties during year	8,532	6,048	5,558

Warranty liability, end of year	$30,048	$23,364	$20,219

Interest incurred under the Revolving Credit Facilities, the 7 5/8% Senior Notes, the 10 3/4% Senior Notes, the 7 1/2% Senior Notes and other notes payable, as more fully discussed in Note 6, is capitalized to qualifying real estate projects under development. Any additional interest charges related to real estate projects not under development are expensed in the period incurred.

The Company accounts for its real estate inventories under Financial Accounting Standards Board Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“Statement No. 144”). Statement No. 144 requires impairment losses to be recorded on real estate inventories when indicators of impairment are present and the undiscounted cash flows estimated to be generated by real estate inventories are less than the carrying amount of such assets. When an impairment loss is required for real estate inventories, the related assets are adjusted to their estimated fair value. Management determines the estimated fair value by present valuing the estimated future cash flows at effective discount rates which are commensurate with the risk of the project under evaluation, generally ranging from 14% to 20%.

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

The results of operations for the year ended December 31, 2007 and 2006, include non-cash charges of $231,120,000 and $39,895,000, respectively, to record impairment losses on real estate assets held by the Company at certain of its homebuilding projects. The impairments were primarily attributable to slower than anticipated home sales and lower than anticipated net revenue due to softening market conditions. As a result, the future undiscounted cash flows estimated to be generated were determined to be less than the carrying amount of the assets. Accordingly, the related real estate assets were written-down to their estimated fair value. The non-cash charges are reflected in impairment loss on real estate assets in the accompanying consolidated statements of operations.

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

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives ranging from three to fifteen years. Leasehold improvements are stated at cost and are amortized using the straight-line method over the shorter of either their estimated useful lives or term of the lease. As more fully discussed in Note 10, the Company owns an aircraft which is being depreciated using the straight-line method over an estimated useful life of fifteen years.

Deferred Loan Costs

Deferred loan costs are amortized over the term of the applicable loans using a method which approximates the level yield interest method.

Goodwill

The amount paid for business acquisitions over the net fair value of assets acquired and liabilities assumed is reflected as goodwill, which is subject to Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement No. 142”). Under Statement No. 142, goodwill is subject to impairment tests. The Company determined that there have been no indicators of impairment related to the Company’s goodwill as of December 31, 2007 and 2006.

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

For those instruments, as defined under Financial Accounting Standards Board Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments, for which it is practical to estimate fair value, management has determined that the carrying amounts of the Company’s financial instruments approximate their fair value at December 31, 2007, except for the 10 3/4% Senior Notes, 7 1/2% Senior Notes and 7 5/8% Senior Notes as described in Note 6.

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

Use of Estimates

The preparation of the Company’s financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities as of December 31, 2007 and 2006 and revenues and expenses for each of the three years in the period ended December 31, 2007. Accordingly, actual results could differ from those estimates.

Impact of New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

measurement and requires prospective application for fiscal years beginning after November 15, 2007. The company does not anticipate the adoption of FAS 157 will have a material impact on the Company’s consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). FAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. On January 1, 2008 the Company did not elect to apply the fair value option to any specific financial assets or liabilities.

In December 2007, the FASB issued SFAS No. 141 (Revised), Business Combinations (“FAS 141R”). FAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed (including intangibles), and any non-controlling interest in the acquired entity. FAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141R is effective for fiscal years beginning after December 15, 2008. The adoption of FAS 141R on January 1, 2009 will require the company to expense all transaction costs for business combinations which may be significant to the Company based on historical acquisition activity.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51 (“FAS 160”). FAS 160 establishes accounting and reporting standards for a parent company’s non-controlling interest in a subsidiary and for the de-consolidation of a subsidiary. FAS 160 is effective for fiscal years beginning after December 15, 2008. The adoption of FAS No. 160 on January 1, 2009 will require the Company to record gains or losses upon changes in control which could have a significant impact on the consolidated financial statements.

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

Based on the provisions of Interpretation No. 46, the Company has concluded that under certain circumstances when the Company (i) enters into option agreements for the purchase of land or lots from an entity

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and pays a non-refundable deposit, (ii) enters into land banking arrangements (see Note 11) or (iii) enters into arrangements with a financial partner for the formation of joint ventures which engage in homebuilding and land development activities, a VIE may be created under condition (ii) (b) or (c) of the previous paragraph. The Company may be deemed to have provided subordinated financial support, which refers to variable interests that will absorb some or all of an entity’s expected losses if they occur. For each VIE created, the Company has computed expected losses and residual returns based on the probability of future cash flows as outlined in Interpretation No. 46. If the Company is determined to be the primary beneficiary of the VIE, the assets, liabilities and operations of the VIE are consolidated with the Company’s financial statements.

At December 31, 2007, 2006 and 2005, certain joint ventures, lot option agreements and land banking arrangements have been determined to be VIEs under Interpretation No. 46 in which the Company is considered the primary beneficiary. Accordingly, the assets, liabilities and operations of all of these joint ventures, lot option agreements and land banking arrangements have been consolidated with the Company’s financial statements as of December 31, 2007 and 2006, and for the three years in the period ended December 31, 2007. Supplemental consolidating financial information of the Company, specifically including information for the joint ventures, lot option arrangements and land banking arrangements consolidated under Interpretation No. 46, is presented below to allow investors to determine the nature of assets held and the operations of the consolidated entities. Investments in consolidated entities in the financial statements of wholly-owned entities presented below use the equity method of accounting. Consolidated real estate inventories-owned include land deposits under option agreements or land banking arrangements (see Note 11) of $15,318,000 and $34,517,000 at December 31, 2007 and 2006, respectively. As of December 31, 2007, the Company’s remaining total contractual obligations for land purchases and option commitments was approximately $113,922,000.

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET BY FORM OF OWNERSHIP

(in thousands)

	December 31, 2007
	Wholly- Owned	Variable Interest Entities Under Interpretation No. 46	Eliminating Entries	Consolidated Total

ASSETS

Cash and cash equivalents	$64,357	$8,840	$—	$73,197
Receivables	45,262	5	—	45,267
Real estate inventories
Owned	906,254	155,406	—	1,061,660
Not owned	113,395	30,870	—	144,265
Investments in and advances to unconsolidated joint ventures	4,671	—	—	4,671
Investments in consolidated entities	52,211	—	(52,211)	—
Other assets	46,268	—	—	46,268
Intercompany receivables	1,853	—	(1,853)	—

	$1,234,271	$195,121	$(54,064)	$1,375,328

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued expenses	$100,039	$8,637	$—	$108,676
Liabilities from inventories not owned	113,395	—	—	113,395
Notes payable	190,521	76,411	—	266,932
7 5/8% Senior Notes due December 15, 2012	150,000	—	—	150,000
10 3/4% Senior Notes due April 1, 2013	247,553	—	—	247,553
7 1/2% Senior Notes due February 15, 2014	150,000	—	—	150,000
Intercompany payables	—	1,853	(1,853)	—

Total liabilities	951,508	86,901	(1,853)	1,036,556
Minority interest in consolidated entities	—	—	56,009	56,009
Owners’ capital
William Lyon Homes	—	52,211	(52,211)	—
Others	—	56,009	(56,009)	—
Stockholders’ equity	282,763	—	—	282,763

	$1,234,271	$195,121	$(54,064)	$1,375,328

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS BY FORM OF OWNERSHIP

(in thousands)

	Year Ended December 31, 2007
	Wholly- Owned	Variable Interest Entities Under Interpretation No. 46	Elimination Entries	Consolidated Total
Operating revenue
Sales	$1,010,732	$111,967	$(17,342)	$1,105,357
Management fees	3,123	—	(3,123)	—

	1,013,855	111,967	(20,465)	1,105,357

Operating costs
Cost of sales	(1,010,146)	(89,150)	20,465	(1,078,831)
Impairment loss on real estate assets	(231,120)	—	—	(231,120)
Sales and marketing	(60,965)	(5,738)	—	(66,703)
General and administrative	(37,460)	(12)	—	(37,472)
Other	(903)	—	—	(903)

	(1,340,594)	(94,900)	20,465	(1,415,029)

Equity in income of unconsolidated joint ventures	304	—	—	304

Equity in income of consolidated entities	6,298	—	(6,298)	—

Minority equity in income of consolidated entities	—	—	(11,126)	(11,126)

Operating (loss) income	(320,137)	17,067	(17,424)	(320,494)
Other income, net	3,387	357	—	3,744

(Loss) income before provision for income taxes	(316,750)	17,424	(17,424)	(316,750)
Provision for income taxes	(32,658)	—	—	(32,658)

Net (loss) income	$(349,408)	$17,424	$(17,424)	$(349,408)

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS BY FORM OF OWNERSHIP

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

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS BY FORM OF OWNERSHIP

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3 — Receivables

Receivables consist of the following (in thousands):

	December 31,
	2007	2006
First trust deed mortgage notes receivable, pledged as collateral for revolving mortgage warehouse credit facility	$11,971	$59,734
Other receivables — primarily escrow proceeds	33,296	59,757

	$45,267	$119,491

Note 4 — Real Estate Inventories

Real estate inventories consist of the following (in thousands):

	December 31,
	2007	2006
Inventories owned:
Deposits	$15,318	$34,517
Land	356,678	676,274
Construction in progress	497,510	548,762
Completed inventory, including model homes	192,154	172,200

Total	$1,061,660	$1,431,753

Inventories not owned: (1)
Variable interest entities — land banking arrangement	$30,870	$69,103
Other land options contracts	113,395	131,564

Total inventories not owned	$144,265	$200,667

(1)	Includes the consolidation of certain lot option arrangements and land banking arrangements determined to be VIEs under Interpretation No. 46 in which the company is considered the primary beneficiary (See Note 2 above) and the consolidation of a certain land banking arrangement recorded as a product financing arrangement. Amounts are net of deposits.

During 2007 and 2006, the Company incurred impairment losses on real estate assets in the amount of $231,120,000 and $39,895,000, respectively. The impairments were primarily attributable to slower than anticipated homes sales and lower than anticipated net revenue due to the decline in the homebuilding industry. The Company was required to write-down the book value of certain real estate assets in accordance with Statement No. 144, as defined in Note 1 of “Notes to Consolidated Financial Statements”.

During 2007 and 2008, in response to the slow-down in the homebuilding industry, the Company entered into certain land sales transactions to improve its liquidity and to reduce its overall debt. On December 26, 2007 and January 7, 2008, the Company entered into ten separate agreements with various affiliates of one of its equity partners (the “Equity Partner Agreements”). Pursuant to the Equity Partner Agreements, the Company agreed to sell to the equity partner affiliates 604 residential lots and 5 model homes in 10 communities in Orange County, San Diego, County and Ventura County, California for an aggregate purchase price of $90,650,000 in cash. The purchase and sale of 404 of the residential lots and the 5 model homes closed on December 27, 2007 (for an aggregate consideration of approximately $65,929,000 and the remainder of the residential lots closed on

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 9, 2008. Prior to the sale, the collective net book value of these lots (as reflected on the Company’s financial statements) was approximately $210,739,000, resulting in a total loss on the sales transactions of $120,089,000. The loss of $40,282,000 related to the portion of the land sales which closed in January 2008 has been reflected in the Consolidated Statement of Operations as Impairment Losses on Real Estate Assets for the year ended December 31, 2007. The Company may consider entering into future agreements with the various affiliates of the equity partner to build and market homes in 5 of the 10 communities on behalf of the affiliates. For such services, the Company would receive fees and may, under certain circumstances, receive additional compensation if certain financial thresholds are achieved. Certain of the equity partner affiliates have an option to acquire an additional 23 model homes in 6 of the 10 communities.

On December 27, 2007, the Company sold certain land in San Diego County, California for $12,000,000 in cash to a limited liability corporation owned indirectly by Frank T. Suryan, Jr., as Trustee of the Suryan Family Trust. Mr. Suryan is Chairman and Chief Executive Officer of Lyon Capital Ventures, a company wholly-owned by Frank T. Suryan, Jr., General William Lyon, Chairman and Chief Executive Officer of the Company, and two trusts whose sole beneficiary is William H. Lyon, Executive Vice President and Chief Administrative Officer of the Company. The Company has received a report from a third-party valuation and financial advisory services firm as to the reasonableness of the sales price in the transaction. Further, the transaction was unanimously approved by all independent members of the Board of Directors. Prior to the sale, the net book value of this land (as reflected on the Company’s financial statements) was approximately $18,737,000 resulting in a loss on the transaction of $6,737,000.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5 — Investments in and Advances to Unconsolidated Joint Ventures

The Company and certain of its subsidiaries are general partners or members in joint ventures involved in the development and sale of residential projects. The consolidated financial statements of the Company include the accounts of the Company, all majority-owned and controlled subsidiaries and certain joint ventures which have been determined to be variable interest entities in which the Company is considered the primary beneficiary (see Note 2). The financial statements of joint ventures which have not been determined to be variable interest entities in which the Company is considered the primary beneficiary are not consolidated with the Company’s financial statements. The Company’s investments in unconsolidated joint ventures are accounted for using the equity method because the Company has a 50% or less voting or economic interest (and thus such joint ventures are not controlled by the Company). Condensed combined financial information of these unconsolidated joint ventures as of December 31, 2007 and 2006, and for each of the three years in the period ended December 31, 2007 are summarized as follows:

CONDENSED COMBINED BALANCE SHEETS

(In thousands)

	December 31,
	2007	2006
ASSETS
Cash and cash equivalents	$1,912	$328
Receivables	—	309
Real estate inventories	9,910	40,913
Investment in unconsolidated joint venture	3,899	2,048
Property and equipment	—	985

	$15,721	$44,583

LIABILITIES AND OWNERS’ CAPITAL
Accounts payable	$294	$765
Notes payable	4,991	38,525
Advances from William Lyon Homes	—	1,825

	5,285	41,115

Owners’ Capital
William Lyon Homes	4,671	1,735
Others	5,765	1,733

	10,436	3,468

	$15,721	$44,583

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED COMBINED STATEMENTS OF INCOME

(In thousands)

	Year Ended December 31,
	2007	2006	2005
Operating revenue
Land sales	$—	$17,046	$26,091

	—	17,046	26,091

Operating costs
Cost of sales — land	—	(13,315)	(23,338)
Sales and marketing	—	—	(342)
General and administrative	(467)	—	(17)
Other	(743)	(1,579)	(1,380)

	(1,210)	(14,894)	(25,077)

Equity in income of unconsolidated joint ventures	1,710	5,037	19,687

Operating income	500	7,189	20,701
Other income, net	108	384	—

Net income	$608	$7,573	$20,701

Allocation to owners
William Lyon Homes	$304	$3,786	$10,350
Others	304	3,787	10,351

	$608	$7,573	$20,701

Income allocations and cash distributions to the Company are based on predetermined formulas between the Company and the joint venture partners as specified in the applicable partnership or operating agreements. The Company generally receives, after partners’ priority returns and return of partners’ capital, approximately 50% of the profits and cash flows from joint ventures.

Certain joint ventures have obtained financing from construction lenders which amounted to $4,991,000 at December 31, 2007. As common practice required by commercial lenders, all of the joint ventures that have obtained financing are obligated to repay loans to a level such that they do not exceed certain required loan-to-value or loan-to-cost ratios. Each lender has the right to test the ratios by appraising the property securing the loan at the time. Either a decrease in the value of the property securing the loan or an increase in the construction costs could trigger this pay down obligation. The term of the obligation corresponds with the term of the loan and is limited to the outstanding loan balance.

The Company is a member in an unconsolidated joint venture limited liability company formed for the purpose of acquiring and developing land in Nevada. The Company had a 50% direct interest in the limited liability company which began development activities in 2004. In July 2007, the Company purchased the interest of the other member in the limited liability company for $2,100,000 in cash and assumed all of the member’s debt ($18,387,000) in the entity. Upon completion of the transaction, the assets and liabilities of the entity are consolidated with the Company’s financial statements.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6 — Notes Payable and Senior Notes

Notes payable and Senior Notes consist of the following (in thousands):

	December 31,
	2007	2006
Notes payable:
Revolving credit facilities	$139,642	$145,990
Construction notes payable	115,836	70,408
Seller financing	—	28,339
Collateralized mortgage obligations under revolving mortgage warehouse credit facilities, secured by first trust deed mortgage notes receivable	11,454	59,359

	266,932	304,096

Senior Notes:
7 5/8% Senior Notes due December 15, 2012	150,000	150,000
10 3/4% Senior Notes due April 1, 2013	247,553	247,218
7 1/2% Senior Notes due February 15, 2014	150,000	150,000

	547,553	547,218

	$814,485	$851,314

During the years ended December 31, 2007, 2006 and 2005, the Company incurred and capitalized interest relating to the above debt of $76,497,000, $80,173,000 and $73,209,000, respectively.

Maturities of the notes payable and Senior Notes are as follows as of December 31, 2007:

Year Ended December 31,	(in thousands)
2008	$152,294
2009	38,569
2010	36,498
2011	37,821
2012	247,553
Thereafter	301,750

$814,485

7 5/8% Senior Notes

On November 22, 2004, the Company’s 100% owned subsidiary, William Lyon Homes, Inc., a California corporation, (“California Lyon”) closed its offering of $150,000,000 principal amount of 7 5/8% Senior Notes due 2012 (the “7 5/8% Senior Notes”). The notes were sold pursuant to Rule 144A. The notes were issued at par, resulting in net proceeds to the Company of approximately $148,500,000. California Lyon agreed to file a registration statement with the Securities and Exchange Commission relating to an offer to exchange the notes for publicly tradeable notes having substantially identical terms. On January 12, 2005, the Securities and Exchange Commission declared the registration statement effective and California Lyon commenced an offer to exchange any and all of its outstanding $150,000,000 aggregate principal amount of 7 5/8% Senior Notes due 2012, which are not registered under the Securities Act of 1933, for a like amount of its new 7 5/8% Senior Notes due 2012, which are registered under the Securities Act of 1933, upon the terms and subject to the conditions set

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

forth in the prospectus dated January 12, 2005. The exchange offer was completed for $146,500,000 principal amount of the 7 5 /8% Senior Notes on February 18, 2005. The remaining $3,500,000 principal amount of the old notes remains outstanding. The terms of the new notes are identical in all material respects to those of the old notes, except for certain transfer restrictions, registration rights and liquidated damages provisions relating to the old notes. Interest on the 7 5/ 8% Senior Notes is payable semi-annually on December 15 and June 15 of each year. Based on the current outstanding principal amount of the 7 5/8% Senior Notes, the Company’s semi-annual interest payments are $5,700,000.

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

As of December 31, 2007, the outstanding 7 5/8% Senior Notes with a face value of $150,000,000 had a fair value of approximately $90,000,000 based on quotes from industry sources.

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

As of December 31, 2007, the outstanding 10 3/4% Senior Notes with a face value of $247,553,000 had a fair value of approximately $157,500,000 based on quotes from industry sources.

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

As of December 31, 2007, the outstanding 7 1/ 2% Senior Notes with a face value of $150,000,000 had a fair value of approximately $87,000,000 based on quotes from industry sources.

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING BALANCE SHEET

December 31, 2007

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company

ASSETS
Cash and cash equivalents	$—	$55,412	$6,931	$10,854	$—	$73,197
Receivables	—	32,345	12,901	21	—	45,267
Real estate inventories
Owned	—	897,880	—	163,780	—	1,061,660
Not owned	—	144,265	—	—	—	144,265
Investments in and advances to unconsolidated joint ventures	—	4,671	—	—	—	4,671
Property and equipment, net	—	2,592	13,500	—	—	16,092
Deferred loan costs	—	9,645	—	—	—	9,645
Goodwill	—	5,896	—	—	—	5,896
Other assets	—	12,243	2,392	—	—	14,635
Investments in subsidiaries	282,763	67,430	8,693	—	(358,886)	—
Intercompany receivables	—	—	192,714	4,075	(196,789)	—

	$282,763	$1,232,379	$237,131	$178,730	$(555,675)	$1,375,328

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$—	$33,028	$391	$7,471	$—	$40,890
Accrued expenses	—	62,125	3,493	2,168	—	67,786
Liabilities from inventories not owned	—	113,395	—	—	—	113,395
Notes payable	—	179,067	11,454	76,411	—	266,932
7 5/8% Senior Notes	—	150,000	—	—	—	150,000
10 3/4% Senior Notes	—	247,553	—	—	—	247,553
7 1/2% Senior Notes	—	150,000	—	—	—	150,000
Intercompany payables	—	196,678	—	111	(196,789)	—

Total liabilities	—	1,131,846	15,338	86,161	(196,789)	1,036,556
Minority interest in consolidated entities	—	—	—	—	56,009	56,009
Stockholders’ equity	282,763	100,533	221,793	92,569	(414,895)	282,763

	$282,763	$1,232,379	$237,131	$178,730	$(555,675)	$1,375,328

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

Year Ended December 31, 2007

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$885,284	$115,714	$121,701	$(17,342)	$1,105,357
Management fees	—	3,123	—	—	(3,123)	—

	—	888,407	115,714	121,701	(20,465)	1,105,357

Operating costs
Cost of sales	—	(908,201)	(92,518)	(98,577)	20,465	(1,078,831)
Impairment loss on real estate assets	—	(231,120)	—	—	—	(231,120)
Sales and marketing	—	(53,192)	(6,481)	(7,030)	—	(66,703)
General and administrative	—	(37,083)	(375)	(14)	—	(37,472)
Other	—	(795)	(108)	—	—	(903)

	—	(1,230,391)	(99,482)	(105,621)	20,465	(1,415,029)

Equity in income (loss) of unconsolidated joint ventures	—	676	(372)	—	—	304

(Loss) income from subsidiaries	(349,408)	20,034	191	—	329,183	—

Minority equity in income of consolidated entities	—	—	—	—	(11,126)	(11,126)

Operating (loss) income	(349,408)	(321,274)	16,051	16,080	318,057	(320,494)
Other income (expense), net	—	(247)	3,551	440	—	3,744

(Loss) income before provision for income taxes	(349,408)	(321,521)	19,602	16,520	318,057	(316,750)
Provision for income taxes	—	(32,645)	—	(13)	—	(32,658)

Net (loss) income	$(349,408)	$(354,166)	$19,602	$16,507	$318,057	$(349,408)

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

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

CONSOLIDATING STATEMENT OF OPERATIONS

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2007

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company

Operating activities:
Net (loss) income	$(349,408)	$(354,166)	$19,602	$16,507	$318,057	$(349,408)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	1,002	1,458	—	—	2,460
Impairment loss on real estate assets	—	231,120	—	—	—	231,120
Equity in (income) loss of unconsolidated joint ventures	—	(676)	372	—	—	(304)
Equity in earnings (loss) of subsidiaries	349,408	(20,034)	(191)	—	(329,183)	—
Minority equity in income of consolidated entities	—	—	—	—	11,126	11,126
Provision for income taxes	—	32,645	—	13	—	32,658
Net changes in operating assets and liabilities:
Receivables	—	30,880	49,273	1,212	—	81,365
Intercompany receivables/payables	—	38,233	(22,731)	(648)	(14,854)	—
Real estate inventories-owned	—	153,234	1,846	19,238	—	174,318
Deferred loan costs	—	1,613	—	—	—	1,613
Other assets	—	2,819	294	—	—	3,113
Accounts payable	—	(2,040)	(693)	(6,736)	—	(9,469)
Accrued expenses	—	(42,357)	(3,705)	1,983	—	(44,079)

Net cash provided by (used in) operating activities	—	72,273	45,525	31,569	(14,854)	134,513

Investing activities:
Net change in investments in and advances to unconsolidated joint ventures	—	(5,639)	(372)	—	—	(6,011)
Net cash paid for purchase of partner’s interest in unconsolidated joint venture	—	(1,484)	—	—	—	(1,484)
Purchases of property and equipment	—	(143)	(623)	—	—	(766)
Investment in subsidiaries	—	29,885	—	—	(29,885)	—
Advances from (to) affiliates	—	(27,967)	—	—	27,967	—

Net cash used in investing activities	—	(5,348)	(995)	—	(1,918)	(8,261)

Financing activities:
Proceeds from borrowings on notes payable	—	894,199	799,498	6,003	—	1,699,700
Principal payments on notes payable	—	(917,965)	(847,403)	—	—	(1,765,368)
Minority interest (distributions) contributions, net	—	—	—	—	(26,119)	(26,119)
Advances from (to) affiliates	—	—	(916)	(41,975)	42,891	—

Net cash (used in) provided by financing activities	—	(23,766)	(48,821)	(35,972)	16,772	(91,787)

Net increase in cash and cash equivalents	—	43,159	(4,291)	(4,403)	—	34,465
Cash and cash equivalents at beginning of year	—	12,253	11,222	15,257	—	38,732

Cash and cash equivalents at end of year	$—	$55,412	$6,931	$10,854	$—	$73,197

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2007, the Company had approximately $190,622,000 of secured indebtedness, (excluding approximately $76,310,000 of secured indebtedness of consolidated entities) and approximately $169,902,000 of additional secured indebtedness available to be borrowed under the Company’s credit facilities, as limited by the Company’s borrowing base formulas.

Revolving Credit Facilities

As of December 31, 2007, the Company has seven revolving credit facilities which previously had an aggregate maximum loan commitment of $560,000,000. Upon consummation of the land sales transactions described in Note 4 of Notes to Consolidated Financial Statements, the Company would not have been in compliance with the tangible net worth covenants in certain of the revolving credit facilities. The Company has reached agreement with each of the lenders to modify the terms of the respective revolving credit facilities so that upon consummation of the land sales transactions described above, the Company would be in compliance with the modified terms.

Under the modified revolving credit facilities, the aggregate loan commitment is reduced to $395,000,000 (including one facility of $100,000,000, one of $70,000,000, one of $60,000,000, two of $50,000,000 each, one of $35,000,000 and one of $30,000,000), with maturities at various dates as follows:

Loan Commitment Amount (in thousands)	Balance Outstanding at December 31, 2007 (in thousands)	Initial Maturity Date(1)
$ 30,000	$ 10,600	May 2008
50,000	9,700	July 2008
50,000	25,300	September 2008
100,000	31,400	September 2008
60,000	25,200	December 2008
35,000	100	April 2009
70,000	37,300	June 2009

$395,000	$139,600

(1)	After the initial maturity date, additional advances may be obtained to complete previously approved projects subject to all other requirements for advances under the borrowing base. Repayments of borrowed amounts are required at the time a sold house closes escrow or at the time a house must be removed from the borrowing base. The final maturity date would generally be twelve to twenty-four months after the initial maturity date.

The Company is required to comply with a number of covenants, the most restrictive of which require the Company to maintain:

•	A tangible net worth, as defined, of $175,000,000;

•	A ratio of total liabilities to tangible net worth, each as defined, of less than 5.00 to 1; and

•	Minimum liquidity, as defined, of at least $20,000,000.

The modifications for the facilities of $100,000,000 and $35,000,000 were effective January 1, 2008; however, the Company has received a waiver from each of the respective lenders for non-compliance with the tangible net worth covenant for the quarter ended December 31, 2007.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of and for the year ending December 31, 2007, the Company is in compliance with the covenants under its revolving credit facilities, after giving effect to the waivers described above.

The revolving credit facilities have similar characteristics. The Company may borrow amounts, subject to applicable borrowing base and concentration limitations, as defined. During the last year of the term of each facility, the commitment amount will decrease ratably until the commitment under each facility is reduced to zero by the final maturity date, as defined in each respective agreement.

Availability under each credit facility is subject not only to the maximum amount committed under the respective facility, but also to both various borrowing base and concentration limitations. The borrowing base limits lender advances to certain agreed percentages of asset value. The allowed percentage generally increases as the asset progresses from land under development to residence subject to contract of sale. Advances for each type of collateral become due in whole or in part, subject to possible re-borrowing, and/or the collateral becomes excluded from the borrowing base, after a specified period or earlier upon sale. Concentration limitations further restrict availability under the credit facilities. The effect of these borrowing base and concentration limitations essentially is to mandate minimum levels of the Company’s investment in a project, with higher percentages of investment required at earlier phases of a project, and with greater absolute dollar amounts of investment required as a project progresses. Each revolving credit facility is secured by deeds of trust on the real property and improvements thereon owned by the Company in the subdivision project(s) approved by the respective lender, as well as pledges of all net sale proceeds, related contracts and other ancillary property. Also, each credit facility includes financial covenants, which may limit the amount that may be borrowed thereunder. Outstanding advances bear interest at various rates, which approximate the prime rate. As of December 31, 2007, $139,642,000 was outstanding under these credit facilities, with a weighted-average interest rate of 6.95%, and the undrawn availability was $169,902,000 as limited by the Company’s borrowing base formulas. Interest on the revolving credit facilities is calculated on the average, outstanding daily balance and is paid following the end of each month. During the year ended December 31, 2007, the Company borrowed $847,083,000 and repaid $853,431,000 under these facilities. The maximum amount outstanding was $319,726,000 and the weighted average borrowings were $217,317,000 during the year ended December 31, 2007. Interest incurred on the revolving credit facilities for the year ended December 31, 2007 was $18,107,000. Delaware Lyon has guaranteed on an unsecured basis California Lyon’s obligations under certain of the revolving credit facilities and has provided an unsecured environmental indemnity in favor of the lender under the $60,000,000 bank line of credit. The Company routinely makes borrowings under its revolving credit facilities in the ordinary course of business within the maximum aggregate loan commitment amounts to fund its operations, including its land acquisition and home building activities, and repays such borrowings, as required by the credit facilities, with the net proceeds from sales of the real property, including homes, which secure the applicable credit facility.

These facilities include a number of other covenants with respect to such matters as the posting of cash or letters of credit in certain circumstances, the application or deposit of excess net sales proceeds, maintenance of specified ratios, limitations on investments in joint ventures, maintenance of fixed charge coverages, stock ownership changes, and lot ownership.

As a common practice required by commercial lenders, the Company is obligated to repay loans to a level such that they do not exceed certain required loan-to-value or loan-to-cost ratios. Each lender has the right to test the ratios by appraising the property securing the loan at any time. Either a decrease in the value of the property securing the loan or an increase in the construction costs could trigger this pay down obligation. The term of the obligation corresponds with the term of the loan and is limited to the outstanding loan balance. The entire revolving credit facilities balance is subject to these obligations as of December 31, 2007.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Construction Notes Payable

At December 31, 2007, the Company had construction notes payable on certain consolidated entities amounting to $115,836,000. The construction notes have various maturity dates through 2017 and bear interest at rates ranging from prime plus 0.25% to prime plus 1.5% at December 31, 2007. Interest is calculated on the average daily balance and is paid following the end of each month.

Seller Financing

At December 31, 2007, the Company had no notes payable outstanding related to land acquisitions for which seller financing was provided.

Revolving Mortgage Warehouse Credit Facilities

The Company, through its mortgage subsidiary and one of its unconsolidated joint ventures, has entered into two revolving mortgage warehouse credit facilities with banks to fund its mortgage origination operations. The original credit facility, which matures in May 2008, provides for revolving loans of up to $30,000,000 outstanding, $20,000,000 of which is committed (lender obligated to lend if stated conditions are satisfied) and $10,000,000 of which is not committed (lender advances are optional even if stated conditions are otherwise satisfied). The Company’s mortgage subsidiary and one of its unconsolidated joint ventures entered into an additional $50,000,000 credit facility which matures in November 2008. The Company expects the maturities to be extended by the lender at each maturity date for an additional year. Mortgage loans are generally held for a short period of time and are typically sold to investors within 7 to 15 days following funding. The facilities are secured by substantially all of the assets of each of the borrowers, including the mortgage loans held for sale, all rights of each of the borrowers with respect to contractual obligations of third party investors to purchase such mortgage loans, and all proceeds of sale of such mortgage loans. The facilities, which have LIBOR based pricing, also contain certain financial covenants requiring the borrowers to maintain minimum tangible net worth, leverage, profitability and liquidity. These facilities are non-recourse and are not guaranteed by the Company. At December 31, 2007 the outstanding balance under these facilities was $11,454,000.

Prime Interest Rates

The prime interest rates at December 31, 2007, 2006 and 2005 were 7.25%, 8.25% and 7.25%, respectively. The weighted-average prime interest rates for each of the three years ended December 31, 2007, 2006 and 2005 were 8.05%, 7.96% and 6.19%, respectively.

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

outstanding. The Company will continue as a privately held company, wholly owned by General Lyon and the two trusts.

The Company has incurred approximately $3,165,000 in financial advisory expenses related to the tender offer which are reflected as financial advisory expenses in the accompanying consolidated statement of operations for the year ended December 31, 2006.

See Note 11 for information on certain lawsuits which have been filed relating to the tender offer.

Note 8 — Stockholders’ Equity

Incentive Compensation Plans

The Company’s 2007 Senior Executive Bonus Plan (the “Plan”) provides that (i) the Chief Executive Officer (“CEO”) and the Chief Operating Officer (“COO”) are each eligible to receive a bonus of 3% of the Company’s consolidated pre-tax, pre-bonus income; (ii) the Executive Vice President (“EVP”) is eligible to receive a bonus of ¾ of 1% of the Company’s consolidated pre-tax, pre-bonus income; and (iii) the Chief Financial Officer (“CFO”) is eligible to receive a bonus of ½ of 1% of the Company’s consolidated pre-tax, pre-bonus income. In addition, under the Plan, each Region President is eligible to receive a bonus of 3% of the region’s pre-tax, pre-bonus income, determined after allocation to the region of its allocable portion of corporate general and administrative expenses. In addition, the Company’s Board of Directors has approved a cash bonus plan applicable in 2007 for all of its full-time, salaried employees who are not included in the Plan. All other participants under this cash bonus plan are eligible to receive bonuses based upon specified percentages of a bonus pool determined as a specified percentage of pre-tax, pre-bonus income.

For the CEO, COO, EVP CFO, region presidents, executives and managers, awards under bonus plans are paid over two years with 75% paid following the determination of bonus awards, and 25% paid one year later. The deferred amounts would be forfeited in the event of termination for any reason except retirement, death or disability. All awards under the Plan will be prorated downward if the sum of all calculated awards under the Plan and the Company’s 2007 bonus plans for other officers and employees of the Company and its subsidiaries would exceed 20% of the Company’s consolidated pre-tax, pre-bonus income.

Executive Deferred Compensation Plans

Until December 2007, the Company maintained deferred compensation plans which allow certain officers and employees to defer a portion of total income (base salary and bonuses). The deferral amount could be up to 20% of total income with a minimum of $10,000 annually. The Company was required to accrue the deferred compensation liability but cannot deduct such amounts for income tax purposes until actually paid to the employee.

On December 26, 2007, the Board of Directors of the Company terminated the William Lyon Homes Executive Deferred Compensation Plan adopted as of February 11, 2002 (the “2002 Plan”), effective January 2, 2008. Upon termination of the 2002 Plan, all benefits thereunder were distributed in one lump sum on January 18, 2008.

In addition, on December 26, 2007, the Board of Directors of the Company amended the William Lyon Homes 2004 Executive Deferred Compensation Plan (the “2004 Plan”). Under this amendment (i) no further deferral elections were allowed under the 2004 Plan and (ii) each participant was deemed to have elected to receive the balance of his or her deferral account under the 2004 Plan in one lump sum distribution. All benefits thereunder were distributed in one lump sum on January 18, 2008.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9 — Income Taxes

The following summarizes the provision for income taxes (in thousands):

	Year Ended December 31,
	2007	2006	2005
Current
Federal	$(234)	$(47,250)	$(103,314)
State	240	(12,285)	(24,532)

	6	(59,535)	(127,846)

Deferred
Federal	(27,148)	7,766	3,141
State	(5,516)	2,838	556

	(32,664)	10,604	3,697

	$(32,658)	$(48,931)	$(124,149)

Income taxes differ from the amounts computed by applying the applicable Federal statutory rates due to the following (in thousands):

	Year Ended December 31,
	2007	2006	2005
Provision for Federal income taxes at the statutory rate	$—	$(43,298)	$(110,173)
Provision for state income taxes, net of Federal income tax benefits	—	(6,111)	(15,528)
Valuation allowance	(771)	—	—
Reduction of deferred tax assets as a result of election to be taxed as an “S” corporation	(31,887)	—	—
Other	—	478	1,552

	$(32,658)	$(48,931)	$(124,149)

Temporary differences giving rise to deferred income taxes consist of the following (in thousands):

	December 31,
	2007	2006
Deferred tax assets
Reserves deducted for financial reporting purposes not allowable for tax purposes	$2,698	$29,799
Compensation deductible for tax purposes when paid	21	6,175
State income tax provisions deductible when paid for Federal tax purposes	—	1,543
Effect of book/tax differences for joint ventures	36	1,181
Net operating loss	1,851	—
Valuation allowance	(4,486)	—

	120	38,698
Deferred tax liabilities
Effect of book/tax differences for joint ventures	(120)	(6,034)

	$—	$32,664

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Effective January 1, 2007, the Company made an election in accordance with federal and state regulations to be taxed as an “S” corporation rather than a “C” corporation. Under this election, the Company’s taxable income flows through to and is reported on the personal tax returns of its shareholders. The shareholders are responsible for paying the appropriate taxes based on this election. The Company does not pay any federal taxes under this election and is only required to pay certain state taxes based on a rate of approximately 1.5% of taxable income. As a result of this election, the Company’s provision for income taxes for the year ended December 31, 2007 includes a reduction of deferred tax assets of $31,887,000 due to the elimination of any future tax benefit by the Company from such assets. In addition, the provision reflects a valuation allowance of $771,000. Also, due to the “S” corporation election, unused recognized built in losses in the amount of $19,414,000 are no longer available to the Company.

Prior to March 15, 2008, the Company and its shareholders expect to make a revocation of the “S” corporation election effective on January 1, 2008. As a result of this revocation, the Company will be taxed as a “C” corporation. The shareholders will not be able to elect “S” corporation status for at least five years. The revocation of the “S” corporation election will allow taxable losses generated in 2008 to be carried back to the 2006 “C” corporation year. As a result of the contemplated change in tax status, the Company anticipates that it will record a deferred tax asset in the range of $35,000,000–$41,000,000 as of January 1, 2008. The recorded deferred tax asset reflects the tax refund for the anticipated carry back of the estimated 2008 tax loss to 2006 as a result of the reversal of temporary differences in 2008. The Company expects to receive the tax refund in mid-2009.

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be considered “more-likely-than-not” to be sustained upon examination by taxing authorities. The Company has taken positions in certain taxing jurisdictions for which it is more likely than not that previously unrecognized tax benefits will be recognized. In addition, the Company has elected to recognize interest and penalties related to uncertain tax positions in the income tax provision. In accordance with the provisions of FIN 48, effective January 1, 2007, the Company recorded an income tax refund receivable of $5,654,000 and recognized the associated tax benefit as an increase in additional paid-in capital. In connection therewith, the Company recorded interest receivable of $1,122,000 and recognized the associated tax benefit as an increase in retained earnings. At January 1, 2007 and December 31, 2007, the Company has no unrecognized tax benefits.

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

The estimated overall effective tax rate for the years ending December 31, 2007, 2006 and 2005 are (10.3%), 39.5% and 39.4%, respectively.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is subject to U.S. federal income tax examination for calendar tax years ending 2002 through 2007. The Company is subject to various state income tax examinations for calendar tax years ending 2004 through 2007.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company currently is under income tax examination by the Internal Revenue Service for years ended December 31, 2002, 2003 and 2004. During 2007, the Company completed state income tax examinations in the states of California and Arizona for years ended December 31, 2002 through 2003 with no significant adjustments.

Note 10 — Related Party Transactions

On December 27, 2007, the Company sold certain land in San Diego County, California for $12,000,000 in cash to a limited liability corporation owned indirectly by Frank T. Suryan, Jr. as Trustee of the Suryan Family Trust. Mr. Suryan is Chairman and Chief Executive Officer of Lyon Capital Ventures, a company wholly-owned by Frank T. Suryan, Jr., General William Lyon, Chairman and Chief Executive Officer of the Company, and two trusts whose sole beneficiary is William H. Lyon, Executive Vice President and Chief Administrative Officer of the Company. The Company has received a report from a third-party valuation and financial advisory services firm as to the reasonableness of the sales price in the transaction. Further, the transaction was unanimously approved by all independent members of the Board of Directors. Prior to the sale, the net book value of this land (as reflected on the Company’s financial statements) was approximately $18,737,000 resulting in a loss on the transaction of $6,737,000.

On October 26, 2000, the Company’s Board of Directors (with Messrs. William Lyon and William H. Lyon abstaining) approved the purchase of 579 lots for a total purchase price of $12,581,000 from an entity controlled by William Lyon and William H. Lyon. In addition to the purchase price, one-half of the net profits in excess of six percent from the development are to be paid to the seller. As of December 31, 2004, all lots were purchased under this agreement and during the year ended December 31, 2007, $8,305,000 was paid to the seller and a total amount of $14,015,000 has been paid to the seller as of December 31, 2007. This land acquisition qualified as an affiliate transaction under the Company’s 12 1/2% Senior Notes due July 1, 2003 Indenture dated as of June 29, 1994, as amended (the “Old Indenture”). Pursuant to the terms of the Old Indenture, the Company determined that the land acquisition is on terms that are no less favorable to the Company than those that would have been obtained in a comparable transaction by the Company with an unrelated person. The Company delivered to the Trustee under the Old Indenture a resolution of the Board of Directors of the Company set forth in an Officers’ Certificate certifying that the land acquisition is on terms that are no less favorable to the Company than those that would have been obtained in a comparable transaction by the Company with an unrelated person and the land acquisition was approved by a majority of the disinterested members of the Board of Directors of the Company. Further, the Company delivered to the Trustee under the Old Indenture a determination of value by a real estate appraisal firm which is of regional standing in the region in which the subject property is located and is MAI certified.

The Company purchased land for a total purchase price of $17,342,000, $6,221,000 and $116,773,000 during the years ended December 31, 2007, 2006 and 2005, respectively, from certain of its joint ventures.

For the years ended December 31, 2007, 2006 and 2005, the Company incurred reimbursable on-site labor costs of $224,000, $133,000 and $146,000, respectively, for providing customer service to real estate projects developed by entities controlled by William Lyon and William H. Lyon, of which $89,000 and $1,000 was due to the Company at December 31, 2007 and 2006, respectively. In addition, the Company earned fees of $90,000, $98,000 and $121,000, respectively, for tax and accounting services performed for entities controlled by William Lyon and William H. Lyon during the years ended December 31, 2007, 2006 and 2005.

For each of the years ended December 31, 2007, 2006 and 2005, the Company incurred charges of $755,000, related to rent on its corporate office, from a trust of which William H. Lyon is the sole beneficiary.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Effective September 1, 2004, the Company entered into an aircraft consulting and management agreement with an affiliate (the “Affiliate”) of William Lyon to operate and manage the Company’s aircraft. The terms of the agreement provide that the Affiliate shall consult and render its advice and management services to the Company with respect to all functions necessary to the operation, maintenance and administration of the aircraft. The Company’s business plan for the aircraft includes (i) use by Company executives for traveling on Company business to the Company’s divisional offices and other destinations, (ii) charter service to outside third parties and (iii) charter service to William Lyon personally. Charter services for outside third parties are contracted for at market rates. As compensation to the Affiliate for its management and consulting services under the agreement, the Company pays the Affiliate a fee equal to (i) the amount equal to 107% of compensation paid by the Affiliate for the pilots supplied pursuant to the agreement, (ii) $50 per operating hour for the aircraft and (iii) $9,000 per month for hangar rent. In addition, all maintenance work, inspections and repairs performed by the Affiliate on the aircraft are charged to the Company at the Affiliate’s published rates for maintenance, inspection and repairs in effect at the time such work is completed. The total compensation paid to the Affiliate under the agreement amounted to $1,423,000, $1,488,000 and $1,414,000 during the years ended December 31, 2007, 2006 and 2005, respectively.

Effective July 1, 2006, General William Lyon entered into a time sharing agreement (“the Agreement”) with the Company pertaining to his personal use of the aircraft. The agreement calls for General Lyon to reimburse the company for all costs incurred by the Company during his personal flights plus a surcharge on fuel consumption of two times the cost. Pursuant to the agreement and the rates charged to General Lyon prior to the agreement, the Company had earned revenue of $564,000, $524,000 and $457,000 for charter services provided to William Lyon personally, during the years ended December 31, 2007, 2006 and 2005, respectively, of which $337,000 and $333,000 was due to the Company at December 31, 2007 and 2006.

The Company and one of the Company’s directors, Alex Meruelo, are parties to an agreement pursuant to which Mr. Meruelo is eligible to receive a finder’s fee based upon the cash distributions received by a subsidiary of the Company from a joint venture development project relating to a portion of the Fort Ord military base in Monterey County, California. The joint venture development project resulted from Mr. Meruelo’s introduction of the Company to Woodman Development Company, LLC (“Woodman”) and the subsequent formation of East Garrison Partners I, LLC (“EGP”) as a joint venture between Woodman and Lyon East Garrison Company I, LLC (“EGC”). The finder’s fee will equal 5% of all net cash distributions distributed by EGP to EGC with respect to EGC’s existing 50% interest in EGP that are in excess of distributions with respect to certain deficit advances, deficit preferred returns, returns of capital and preferred returns on unreturned capital. The calculation of the finder’s fee will be based on net cash distributions received from EGP on land sales and will not be determined on the basis of any revenues, profits or distributions received from any affiliate of EGC for the construction and sale or leasing of residential or commercial buildings on such lots. Mr. Meruelo is not obligated to perform any services for EGC other than the introduction to Woodman. As of December 31, 2007, no amounts had been paid to Mr. Meruelo under this agreement.

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

On April 23, 2006, Delaware Chancery Court conditionally certified a class in the Consolidated Delaware Action. The parties to the Consolidated Delaware Action agreed to a Stipulation of Settlement, and on August 9, 2006, the Delaware Chancery Court certified a class in the Consolidated Delaware Action, approved the settlement, and dismissed the Consolidated Delaware Action with prejudice as to all defendants and the class. On February 16, 2007, the fee award to Plaintiffs’ counsel was appealed to the Supreme Court of the State of Delaware. On July 18, 2007, a three-judge panel of the Delaware Supreme Court heard oral argument, and, on July 19, 2007, referred the matter for consideration by the Court en Banc, which heard oral argument on September 19, 2007. On December 21, 2007, the Delaware Supreme Court remanded the matter to the Chancery Court for further proceedings regarding the fee award to Plaintiff’s counsel. Under the appealed award, the Company has no expected liability for Plaintiffs’ counsel fees, which are expected to be paid by General Lyon.

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Land Banking Arrangements

The Company enters into purchase agreements with various land sellers. In some instances, and as a method of acquiring land in staged takedowns, thereby minimizing the use of funds from the Company’s revolving credit facilities and other corporate financing sources and limiting the Company’s risk, the Company transfers the Company’s right in such purchase agreements to entities owned by third parties (“land banking arrangements”). These entities use equity contributions and/or incur debt to finance the acquisition and development of the lots. The entities grant the Company an option to acquire lots in staged takedowns. In consideration for this option, the Company makes a non-refundable deposit of 15% to 25% of the total purchase price. The Company is under no obligation to purchase the balance of the lots, but would forfeit remaining deposits and be subject to penalties if the lots were not purchased. The Company does not have legal title to these entities or their assets and has not guaranteed their liabilities. These land banking arrangements help the Company manage the financial and market risk associated with land holdings. As described in Note 2, above, Interpretation No. 46, requires the consolidation of the assets, liabilities and operations of two of the Company’s land banking arrangements including, as of December 31, 2007, real estate inventories of $30,870,000, which are included in real estate inventories not owned in the accompanying balance sheet.

In addition, the Company participates in two land banking arrangements, which are not VIEs in accordance with Interpretation No. 46, but are consolidated in accordance with SFAS No. 49, Accounting for Product Financing Arrangements, (“FAS 49”). Under the provisions of FAS 49, the Company has determined it is economically compelled, based on certain factors, to purchase the land in the land banking arrangements, and therefore, must record the remaining purchase price of the land of $113,395,000, which is included in real estate inventories not owned and liabilities from inventories not owned in the accompanying balance sheet.

Summary information with respect to the Company’s land banking arrangements is as follows as of December 31, 2007 (dollars in thousands):

Total number of land banking projects	4

Total number of lots	1,054

Total purchase price	$243,310

Balance of lots still under option and not purchased:
Number of lots	783

Purchase price	$144,265

Forfeited deposits (cash and letters of credit) if lots are not purchased	$42,003

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

As of December 31, 2007, the Company had $19,929,000 of outstanding irrevocable standby letters of credit to guarantee the Company’s financial obligations under certain land banking arrangements and other contractual

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

arrangements in the normal course of business. The beneficiary may draw upon these letters of credit in the event of a contractual default by the Company relating to each respective obligation. These letters of credit have a stated term of 12 months and have varying maturities throughout 2009, at which time the Company may be required to renew to coincide with the term of the respective arrangement.

The Company also had outstanding performance and surety bonds of $262,052,000 at December 31, 2007 related principally to its obligations for site improvements at various projects. The Company does not believe that draws upon these bonds, if any, will have a material effect on the Company’s financial position, results of operations or cash flows.

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12 — Unaudited Summarized Quarterly Financial Information

Summarized unaudited quarterly financial information for the years ended December 31, 2007, 2006 and 2005 is as follows (in thousands except per common share amounts):

	Three Months Ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Sales	$206,041	$271,088	$182,244	$445,984
Cost of sales	(169,801)	(232,843)	(160,621)	(515,566)

Gross profit (loss)	36,240	38,245	21,623	(69,582)
Other income, costs and expenses, net	(30,436)	(116,031)	(82,935)	(113,874)

Income (loss) before provision for income taxes	5,804	(77,786)	(61,312)	(183,456)
Benefit (provision) for income taxes	(32,388)	914	1,300	(2,484)

Net (loss) income	$(26,584)	$(76,872)	$(60,012)	$(185,940)

	Three Months Ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Sales	$307,381	$408,254	$311,248	$465,338
Cost of sales	(229,873)	(315,993)	(247,099)	(388,073)

Gross profit	77,508	92,261	64,149	77,265
Other income, costs and expenses, net	(34,386)	(42,283)	(46,382)	(64,423)

Income before provision for income taxes	43,122	49,978	17,767	12,842
Provision for income taxes	(16,908)	(19,597)	(7,265)	(5,161)

Net income	$26,214	$30,381	$10,502	$7,681

	Three Months Ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
Sales	$246,682	$407,489	$376,331	$825,881
Cost of sales	(176,795)	(288,976)	(279,063)	(606,967)

Gross profit	69,887	118,513	97,268	218,914
Other income, costs and expenses, net	(36,014)	(45,621)	(34,321)	(73,846)

Income before provision for income taxes	33,873	72,892	62,947	145,068
Provision for income taxes	(13,380)	(28,792)	(24,864)	(57,113)

Net income	$20,493	$44,100	$38,083	$87,955

EXHIBIT INDEX

Exhibit Number	Description
3.1(2)	Certificate of Incorporation of William Lyon Homes, a Delaware corporation.
3.2(1)	Certificate of Ownership and Merger.
3.3(35)	Certificate of Ownership and Merger.
3.4(35)	Certificate of Amendment of Certificate of Incorporation.
3.5(2)	Bylaws of William Lyon Homes, a Delaware corporation.
4.1(23)	Indenture dated as of March 17, 2003 among William Lyon Homes, Inc., the Guarantors (as defined therein), and U.S. Bank National Association, as Trustee (including form of notes and guarantees).
4.2(15)	Supplemental Indenture dated as of December 13, 2004 between Lyon East Garrison Company I, LLC, a California limited liability company, as Guarantor, and U.S. Bank National Association, as Trustee (supplementing the Indenture dated as of March 17, 2003 among William Lyon Homes, Inc., a California corporation, the Guarantors (as defined therein), and U.S. Bank National Association, as Trustee).
4.3(24)	Supplemental Indenture dated as of January 1, 2005 between The Ranch Golf Club, LLC, a California limited liability company, as Guarantor, and U.S. Bank National Association, as Trustee (supplementing the Indenture dated as of March 17, 2003 among William Lyon Homes, Inc., a California corporation, the Guarantors (as defined therein), and U.S. Bank National Association, as Trustee).
4.4(3)	Indenture dated as of February 6, 2004 among William Lyon Homes, Inc., the Guarantors (as defined therein), and U.S. Bank National Association, as Trustee (including form of notes and guarantees).
4.5(15)	Supplemental Indenture dated as of December 13, 2004 between Lyon East Garrison Company I, LLC, a California limited liability company, as Guarantor, and U.S. Bank National Association, as Trustee (supplementing the Indenture dated as of February 6, 2004 among William Lyon Homes, Inc., a California corporation, the Guarantors (as defined therein), and U.S. Bank National Association, as Trustee).
4.6(24)	Supplemental Indenture dated as of January 1, 2005 between The Ranch Golf Club, LLC, a California limited liability company, as Guarantor, and U.S. Bank National Association, as Trustee (supplementing the Indenture dated as of February 6, 2004 among William Lyon Homes, Inc., a California corporation, the Guarantors (as defined therein), and U.S. Bank National Association, as Trustee).
4.7(14)	Indenture dated as of November 22, 2004 among William Lyon Homes, Inc., the Guarantors (as defined therein), and U.S. Bank National Association, as Trustee (including form of notes and guarantees).
4.8(15)	Supplemental Indenture dated as of December 13, 2004 between Lyon East Garrison Company I, LLC, a California limited liability company, as Guarantor, and U.S. Bank National Association, as Trustee (supplementing the Indenture dated as of November 22, 2004 among William Lyon Homes, Inc., a California corporation, the Guarantors (as defined therein), and U.S. Bank National Association, as Trustee).
4.9(24)	Supplemental Indenture dated as of January 1, 2005 between The Ranch Golf Club, LLC, a California limited liability company, as Guarantor, and U.S. Bank National Association, as Trustee (supplementing the Indenture dated as of November 22, 2004 among William Lyon Homes, Inc., a California corporation, the Guarantors (as defined therein), and U.S. Bank National Association, as Trustee).
10.1(11)	Amended and Restated Loan Agreement dated as of September 17, 2004 between William Lyon Homes, Inc., a California corporation, and RFC Construction Funding Corp., a Delaware corporation.
10.2(34)	First Amendment dated as of August 17, 2006 to Amended and Restated Loan Agreement dated as of September 17, 2004 between William Lyon Homes, Inc., a California corporation, and RFC Construction Funding Corp., a Delaware corporation.

Exhibit Number	Description
10.3(39)	Second Amendment dated as of January 23, 2008 to Amended and Restated Loan Agreement dated as of September 17, 2004 between William Lyon Homes, Inc., a California corporation, and RFC Construction Funding, LLC, a Delaware limited liability company, formerly known as RFC Construction Funding Corp.
10.4(4)	Master Loan Agreement dated as of August 31, 2000 by and between William Lyon Homes, Inc., a California corporation (“Borrower”) and Guaranty Federal Bank, F.S.B., a federal savings bank organized and existing under the laws of the United States (“Lender”).
10.5(39)	Amended and Restated Master Loan Agreement dated as of January 28, 2008 by and between William Lyon Homes, Inc., a California corporation (“Borrower”) and Guaranty Bank, a federal savings bank organized and existing under the laws of the United States (“Lender”).
10.6(6)	Agreement for First Modification of Deeds of Trust and Other Loan Instruments, dated as of June 8, 2001, by and between William Lyon Homes, Inc., a California corporation, as borrower, and Guaranty Bank, a federal savings bank organized and existing under the laws of the United States (formerly known as “Guaranty Federal Bank, F.S.B.”), as lender.
10.7(5)	Agreement for Second Modification of Deeds of Trust and Other Loan Instruments, dated as of July 23, 2001, by and between William Lyon Homes, Inc., a California corporation, as borrower, and Guaranty Bank, a federal savings bank organized and existing under the laws of the United States (formerly known as “Guaranty Federal Bank, F.S.B.”), as lender.
10.8(5)	Agreement for Third Modification of Deeds of Trust and Other Loan Instruments, dated as of December 19, 2001, by and between William Lyon Homes, Inc., a California corporation, as borrower, and Guaranty Bank, a federal savings bank organized and existing under the laws of the United States (formerly known as “Guaranty Federal Bank, F.S.B.”), as lender.
10.9(5)	Agreement for Fourth Modification of Deeds of Trust and Other Loan Instruments, dated as of May 29, 2002, by and between William Lyon Homes, Inc., a California corporation, as borrower, and Guaranty Bank, a federal savings bank organized and existing under the laws of the United States (formerly known as “Guaranty Federal Bank, F.S.B.”), as lender.
10.10(7)	Agreement for Fifth Modification of Deeds of Trust and Other Loan Agreements, dated as of June 6, 2003, by and between William Lyon Homes, Inc., a California corporation, as borrower, and Guaranty Bank, a federal savings bank organized and existing under the laws of the United States (formerly known as “Guaranty Federal Bank, F.S.B.”), as lender.
10.11(3)	Agreement for Sixth Modification of Deeds of Trust and Other Loan Agreements, dated as of November 14, 2003, by and between William Lyon Homes, Inc., a California corporation, as borrower, and Guaranty Bank, a federal savings bank organized and existing under the laws of the United States (formerly known as “Guaranty Federal Bank, F.S.B.”), as lender.
10.12(12)	Agreement for Seventh Modification of Deeds of Trust and Other Loan Instruments dated as of October 6, 2004 by and between William Lyon Homes, Inc., a California corporation, as borrower, and Guaranty Bank, a federal savings bank organized and existing under the laws of the United States, as lender.
10.13(24)	Agreement for Eighth Modification of Deeds of Trust and Other Loan Instruments dated as of October 14, 2005 by and between William Lyon Homes, Inc., a California corporation, as borrower, and Guaranty Bank, a federal savings bank organized and existing under the laws of the United States, as lender.
10.14(34)	Agreement for Ninth Modification of Deeds of Trust and Other Loan Instruments dated as of October 31, 2006 by and between William Lyon Homes, Inc., a California corporation, and Guaranty Bank, a federal savings bank organized and existing under the laws of the United States, as lender.
10.15(4)	Revolving Line of Credit Loan Agreement (Borrowing Base Loan) by and between California Bank & Trust, a California banking corporation, and William Lyon Homes, Inc., a California corporation, dated as of September 21, 2000.
10.16(17)	Agreement to Modify Loan Agreement, Promissory Note and Deed of Trust, dated as of September 18, 2002, by and between William Lyon Homes, Inc., a California corporation, as borrower, and California Bank & Trust, a California banking corporation, as lender.

Exhibit Number	Description
10.17(5)	Second Agreement to Modify Loan Agreement, Promissory Note and Deed of Trust, dated as of December 13, 2002, by and between William Lyon Homes, Inc., a California corporation, as borrower, and California Bank & Trust, a California banking corporation, as lender.
10.18(3)	Third Agreement to Modify Loan Agreement, Promissory Note and Deed of Trust, dated as of January 26, 2004, by and between William Lyon Homes, Inc., a California corporation, as borrower, and California Bank & Trust, a California banking corporation, as lender.
10.19(11)	Amended and Restated Revolving Line of Credit Loan Agreement dated September 16, 2004 by and between California Bank & Trust, a California banking corporation, and William Lyon Homes, Inc., a California corporation.
10.20(25)	First Amendment to Amended and Restated Revolving Line of Credit Loan Agreement, dated as of July 19, 2005, by and between William Lyon Homes, Inc. and California Bank & Trust.
10.21(31)	Second Amendment to Amended and Restated Revolving Line of Credit Loan Agreement dated September 16, 2004 by and between California Bank & Trust, a California banking corporation, and William Lyon Homes, Inc., a California corporation.
10.22(39)	Third Amendment to Amended and Restated Revolving Line of Credit Loan Agreement dated as of December 28, 2007, by and between William Lyon Homes, Inc., a California corporation and California Bank & Trust, a California banking corporation.
10.23(39)	Fourth Amendment to Amended and Restated Revolving Line of Credit Loan Agreement dated as of January 17, 2008 by and between William Lyon Homes, Inc., a California corporation and California Bank & Trust, a California banking corporation.
10.24(7)	Mortgage Warehouse Loan and Security Agreement dated as of June 1, 2003 between Duxford Financial, Inc., and Bayport Mortgage, L.P. as Borrower and First Tennessee Bank as Lender.
10.25(10)	Mortgage Warehouse Loan and Security Agreement dated as of June 1, 2004 between Duxford Financial, Inc., and Bayport Mortgage, L.P. as Borrower and First Tennessee Bank as Lender.
10.26(29)	Mortgage Warehouse Loan and Security Agreement dated June 29, 2006 by and between Duxford Financial, Inc. dba William Lyon Financial Services and/or Bayport Mortgage, L.P. and/or California Pacific Mortgage, L.P., as Borrower and First Tennessee Bank as Lender.
10.27(8)	Credit Agreement dated August 29, 2003 between Duxford Financial, Inc. and Bayport Mortgage, L.P. as Borrower and Guaranty Bank as Lender.
10.28(3)	Amendment No. 1 to Credit Agreement dated as of January 27, 2004 between Duxford Financial, Inc. and Bayport Mortgage, L.P. as Borrower and Guaranty Bank as Lender.
10.29(15)	First Amendment to Credit Agreement dated as of August 27, 2004 between Duxford Financial, Inc. and Bayport Mortgage, L.P. as Borrower and Guaranty Bank as Lender.
10.30(13)	Amendment No. 2 to Credit Agreement dated as of November 15, 2004 between Duxford Financial, Inc. and Bayport Mortgage, L.P. as Borrower and Guaranty Bank as Lender.
10.31(9)	Revolving Line of Credit Loan Agreement, dated as of March 11, 2003, by and among Moffett Meadows Partners, LLC, a Delaware limited liability company, as borrower, and California Bank & Trust, a California banking corporation, and the other financial institutions named therein, as lenders.
10.32(9)	Joinder Agreement to Reimbursement and Indemnity Agreement, entered into as of March 25, 2003, by William Lyon Homes, a Delaware corporation.
10.33(10)	Borrowing Base Revolving Line of Credit Agreement, dated as of June 28, 2004, by and between William Lyon Homes, Inc., a California corporation, and Bank One, NA, a national banking association.
10.34(15)	Modification Agreement, dated as of December 7, 2004, by and between William Lyon Homes, Inc., a California corporation, and JPMorgan Chase Bank, N.A. (successor by merger to Bank One, NA, a national banking association).
10.35(25)	Second Modification Agreement to Borrowing Base Revolving Line of Credit Agreement, dated as of July 14, 2005, between William Lyon Homes, Inc. and JPMorgan Chase Bank, N.A. (successor by merger to Bank One, NA).
10.36(33)	Third Modification Agreement to Borrowing Base Revolving Line of Credit Agreement dated October 23, 2006 by and between William Lyon Homes, Inc., a California corporation and JPMorgan Chase Bank, N.A., a National Banking Association.

Exhibit Number	Description
10.37(36)	Fifth Modification Agreement to Borrowing Base Revolving Line of Credit Agreement dated November 6, 2007 by and between William Lyon Homes, Inc., a California corporation and JPMorgan Chase Bank, N.A., a national banking association.
10.38(39)	Sixth Modification Agreement to Borrowing Base Revolving Line of Credit Agreement dated February 20, 2008 by and between William Lyon Homes, Inc., a California corporation and JPMorgan Chase Bank, N.A., a national banking association.
10.39(18)	Form of Indemnity Agreement, between William Lyon Homes, a Delaware corporation, and the directors and officers of William Lyon Homes.
10.40(18)	Property Management Agreement between Corporate Enterprises, Inc., a California corporation (Owner) and William Lyon Homes, Inc., a California corporation (Manager) dated and effective November 5, 1999.
10.41(18)	Warranty Service Agreement between Corporate Enterprises, Inc., a California corporation and William Lyon Homes, Inc., a California corporation dated and effective November 5, 1999.
10.42(4)	Option Agreement and Escrow Instructions between William Lyon Homes, Inc., a California corporation and Lathrop Investment, L.P., a California limited partnership, dated as of October 24, 2000.
10.43(26)	Adjustment of Salary of Douglas F. Bauer.
10.44(35)	Description of 2006 Cash Bonus Plan.
10.45(35)	2006 Senior Executive Bonus Plan.
10.46(35)	Description of 2007 Cash Bonus Plan.
10.47(35)	2007 Senior Executive Bonus Plan.
10.48(19)	Standard Industrial/Commercial Single-Tenant Lease – Net between William Lyon Homes, Inc. and a trust of which William H. Lyon is the sole beneficiary.
10.49(20)	William Lyon Homes Executive Deferred Compensation Plan effective as of February 11, 2002.
10.50(21)	William Lyon Homes Outside Directors Deferred Compensation Plan effective as of February 11, 2002.
10.51(5)	The Presley Companies Non-Qualified Retirement Plan for Outside Directors.
10.52(16)	William Lyon Homes 2004 Executive Deferred Compensation Plan.
10.53(16)	William Lyon Homes 2004 Outside Directors Deferred Compensation Plan.
10.54(27)	Summary of Director Compensation.
10.55(27)	Borrowing Base Revolving Line of Credit Agreement, dated as of February 14, 2006, by and between William Lyon Homes, Inc., a California corporation, and Wachovia Financial Services, Inc, a North Carolina corporation, by and through its Agent, Wachovia Bank, National Association, a national banking association.
10.56(32)	First Amendment to Borrowing Base Revolving Line of Credit Agreement dated September 29, 2006 by and between William Lyon Homes, Inc., a California corporation and Wachovia Bank, National Association, a national banking association.
10.57(39)	Third Amendment to Borrowing Base Revolving Line of Credit Agreement dated January 23, 2008 between William Lyon Homes, Inc., a California corporation and Wachovia Bank, National Association, a national banking association, formerly referenced as Agent for Wachovia Financial Services, Inc., a North Carolina corporation.
10.58(30)	Borrowing Base Revolving Line of Credit Agreement dated as of July 10, 2006 by and between William Lyon Homes, Inc., a California corporation, and California National Bank.
10.59(37)	Extension and Modification Agreement dated as of August 2, 2007 by and between William Lyon Homes, Inc., a California corporation, and California National Bank
10.60(28)	Revolving Line of Credit Loan Agreement dated as of March 8, 2006 by and between William Lyon Homes, Inc., a California corporation, and Comerica Bank.
10.61(39)	Amendment Agreement entered into as of February 28, 2008, by and between William Lyon Homes, Inc., a California corporation and Comerica Bank
10.62(38)	Loan Agreement dated as of January 30, 2007, by and between East Garrison Partners I, a California limited liability company, and Residential Funding Company, LLC, a Delaware limited liability company.

Exhibit Number	Description
10.63(38)	Completion Guaranty dated as of January 30, 2007, by and between William Lyon Homes, Inc., a California corporation, and other guarantors in favor of Residential Funding Company, LLC.
10.64(39)	First Amendment to Loan Agreement dated as of February 25, 2008, but effective as of December 31, 2007, by and between East Garrison Partners I, LLC, a California limited liability company, and RFC Construction Funding, LLC, a Delaware limited liability company, as successor in interest to and assignee of Residential Funding Company, LLC., a Delaware limited liability company.
12.1(39)	Statement of computation of ratio of earnings to fixed charges.
21.1(39)	List of Subsidiaries of William Lyon Homes, a Delaware corporation.
31.1(39)	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
31.2(39)	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
32.1(39)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
32.2(39)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Current Report on Form 8-K of William Lyon Homes, a Delaware corporation (the “Company”) filed January 5, 2000 and incorporated herein by this reference.
(2)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-4, and amendments thereto (SEC Registration No. 333-88569), and incorporated herein by this reference.
(3)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.
(4)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 and incorporated herein by this reference
(5)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by this reference.
(6)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by this reference.
(7)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 and incorporated herein by this reference.
(8)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 and incorporated herein by this reference.
(9)	Previously filed as an exhibit to Amendment No. 3 to the Company’s Registration Statement on Form S-4 (File No. 333-114691) filed July 15, 2004 and incorporated herein by this reference.
(10)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by this reference.
(11)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed September 22, 2004 and incorporated herein by this reference.
(12)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed October 18, 2004 and incorporated herein by this reference.
(13)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed November 19, 2004 and incorporated herein by this reference.
(14)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed November 23, 2004 and incorporated herein by this reference.
(15)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (SEC Registration No. 333-121346) filed December 16, 2004 and incorporated herein by this reference.
(16)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed December 30, 2004 and incorporated herein by this reference.
(17)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 and incorporated herein by this reference.

(18)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by this reference.
(19)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by this reference.
(20)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-8 (SEC Registration No. 333-82448), and incorporated herein by this reference.
(21)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by this reference.
(22)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 and incorporated herein by this reference.
(23)	Previously filed as an exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-4 (SEC Registration No. 333-121346) filed January 10, 2005 and incorporated herein by this reference.
(24)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed November 14, 2005 and incorporated herein by this reference.
(25)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed July 14, 2005 and incorporated herein by this reference.
(26)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 and incorporated herein by this reference.
(27)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.
(28)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed April 3, 2006 and incorporated herein by reference.
(29)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed July 6, 2006 and incorporated herein by reference.
(30)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed August 1, 2006 and incorporated herein by reference.
(31)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed September 27, 2006 and incorporated herein by reference.
(32)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed October 17, 2006 and incorporated herein by reference.
(33)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed October 27, 2006 and incorporated herein by reference.
(34)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed December 11, 2006 and incorporated herein by reference.
(35)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.
(36)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on November 15, 2007 and incorporated herein by reference.
(37)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 6, 2007 and incorporated herein by reference.
(38)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 2, 2007 and incorporated herein by reference.
(39)	Filed herewith.