Form 10-Q
period 2008-03-31
WILLIAM LYON HOMES
filed 2008-05-09
CIK 1095996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐                    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at May 1, 2008
Common stock, par value $.01	1,000

WILLIAM LYON HOMES

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

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements.

WILLIAM LYON HOMES

CONSOLIDATED BALANCE SHEETS

(in thousands except number of shares and par value per share)

ASSETS
	March 31, 2008	December 31, 2007
	(unaudited)
Cash and cash equivalents	$94,398	$73,197
Receivables — Note 7	33,124	45,267
Real estate inventories — Notes 2 and 3
Owned	1,005,071	1,061,660
Not owned	124,744	144,265
Investments in and advances to unconsolidated joint ventures — Note 4	4,587	4,671
Property and equipment, less accumulated depreciation of $12,680 and $12,093 at March 31, 2008 and December 31, 2007, respectively	15,522	16,092
Deferred loan costs	8,966	9,645
Goodwill	5,896	5,896
Deferred taxes — Note 7	41,602	—
Other assets	14,338	14,635

	$1,348,248	$1,375,328

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$18,586	$40,890
Accrued expenses	61,861	67,786
Liabilities from inventories not owned	93,874	113,395
Notes payable — Note 5	292,166	266,932
7 5/8% Senior Notes due December 15, 2012 — Note 5	150,000	150,000
10 3/4% Senior Notes due April 1, 2013 — Note 5	247,643	247,553
7 1/2% Senior Notes due February 15, 2014 — Note 5	150,000	150,000

	1,014,130	1,036,556

Minority interest in consolidated entities — Notes 2 and 4	52,161	56,009

Stockholders’ equity — Note 8
Common stock, par value $.01 per share; 3,000 shares authorized; 1,000 shares outstanding at March 31, 2008 and December 31, 2007, respectively	—	—
Additional paid-in capital	48,867	48,867
Retained earnings	233,090	233,896

	281,957	282,763

	$1,348,248	$1,375,328

See accompanying notes.

WILLIAM LYON HOMES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2008	2007
Operating revenue
Home sales	$112,716	$192,680
Lots, land and other sales	24,721	13,361

	137,437	206,041

Operating costs
Cost of sales — homes	(107,784)	(158,008)
Cost of sales — lots, land and other	(24,885)	(11,793)
Impairment loss on real estate assets — Note 3	(25,200)	(3,554)
Sales and marketing	(11,104)	(13,473)
General and administrative	(6,984)	(11,514)
Other	(1,442)	(111)

	(177,399)	(198,453)

Equity in loss of unconsolidated joint ventures — Note 4	(91)	(642)

Minority equity in loss (income) of consolidated entities — Note 2	925	(2,283)

Operating (loss) income	(39,128)	4,663
Interest expense, net of amounts capitalized	(3,166)	—
Other (loss) income, net	(104)	1,141

(Loss) income before benefit (provision) for income taxes	(42,398)	5,804

Benefit (provision) for income taxes — Note 7
Provision for income taxes	(10)	(501)
Reduction of deferred tax assets as a result of election to be taxed as an “S” corporation for income tax purposes effective on January 1, 2007	—	(31,887)
Recordation of deferred tax assets as a result of revocation of election to be taxed as an “S” corporation for income tax purposes effective January 1, 2008	41,602	—

	41,592	(32,388)

Net loss	$(806)	$(26,584)

See accompanying notes.

WILLIAM LYON HOMES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2008

(in thousands)

(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total
	Shares	Amount
Balance — December 31, 2007	1	$—	$48,867	$233,896	$282,763
Net loss	—	—	—	(806)	(806)

Balance — March 31, 2008	1	$—	$48,867	$233,090	$281,957

See accompanying notes.

WILLIAM LYON HOMES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2008	2007
Operating activities
Net loss	$(806)	$(26,584)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	587	631
Impairment loss on real estate assets	25,200	3,554
Equity in loss of unconsolidated joint ventures	91	642
Minority equity in (loss) income of consolidated entities	(925)	2,283
(Benefit) provision for income taxes	(41,592)	32,388
Net changes in operating assets and liabilities:
Receivables	12,143	76,250
Real estate inventories — owned	31,479	(62,502)
Deferred loan costs	679	417
Other assets	297	(1,184)
Accounts payable	(22,304)	(4,717)
Accrued expenses	(5,935)	(44,784)

Net cash used in operating activities	(1,086)	(23,606)

Investing activities
Investments in and advances to unconsolidated joint ventures	(40)	(2,010)
Distributions of capital from unconsolidated joint ventures	33	—
Purchases of property and equipment	(17)	(580)

Net cash used in investing activities	(24)	(2,590)

Financing activities
Proceeds from borrowing on notes payable	192,186	452,603
Principal payments on notes payable	(166,952)	(436,384)
Minority interest (distributions) contributions, net	(2,923)	2,654

Net cash provided by financing activities	22,311	18,873

Net increase (decrease) in cash and cash equivalents	21,201	(7,323)
Cash and cash equivalents — beginning of period	73,197	38,732

Cash and cash equivalents — end of period	$94,398	$31,409

Supplemental disclosures of cash flow information
Income tax benefit credited to additional paid-in capital and retained earnings	$—	$6,776

Net real estate inventories not owned and liabilities from inventories not owned	$19,521	$—

Net real estate inventories not owned and minority interests	$—	$13,787

See accompanying notes.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 — Basis of Presentation and Significant Accounting Policies

William Lyon Homes, a Delaware corporation, and subsidiaries (the “Company”) are primarily engaged in designing, constructing and selling single family detached and attached homes in California, Arizona and Nevada.

The unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The consolidated financial statements included herein should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The interim consolidated financial statements have been prepared in accordance with the Company’s customary accounting practices. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a presentation in accordance with U.S. generally accepted accounting principles have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

The preparation of the Company’s financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities as of March 31, 2008 and December 31, 2007 and revenues and expenses for the periods presented. Accordingly, actual results could differ materially from those estimates in the near-term.

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

The Company evaluates performance and allocates resources primarily based on the operating income of individual home building projects. Operating income is defined by the Company as operating revenue less operating costs plus equity in (loss) income of unconsolidated joint ventures less minority equity in income of consolidated entities. Accordingly, operating income excludes certain expenses included in the determination of net income. All other segment measurements are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

	March 31,
	2008	2007
Warranty liability, beginning of period	$30,048	$23,364
Warranty provision during period	1,048	1,891
Warranty payments during period	(3,482)	(4,017)
Warranty charges related to pre-existing warranties during period	192	240

Warranty liability, end of period	$27,806	$21,478

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurement and requires prospective application for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (the “FSP”). The FSP amends FAS 157 to delay the effective date of FAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. For items within its scope, the FSP defers the effective date of FAS 157 to fiscal years beginning after November 15, 2008. The adoption of FAS 157 by the Company effective as of January 1, 2008 did not have a material impact on the Company’s consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS NO. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). FAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. FAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. On January 1, 2008, the Company did not elect to apply the fair value option to any specific financial assets or liabilities.

In December 2007, the FASB issued SFAS No. 141 (Revised), Business Combinations (“FAS 141R”). FAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed (including intangibles), and any non-controlling interest in the acquired entity. FAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141R is effective for fiscal years beginning after December 15, 2008. The adoption of FAS No. 141R on January 1, 2009 will require the Company to expense all transaction costs for future business combinations which may be significant to the Company based on historical acquisition activity.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51 (“FAS 160”). FAS 160 establishes accounting and reporting standards for a parent company’s non-controlling interest in a subsidiary and for the de-consolidation of a subsidiary.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

FAS 160 is effective for fiscal years beginning after December 15, 2008. The adoption of FAS No. 160 on January 1, 2009 shall be applied prospectively, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented, including the non-controlling interest shall be reclassified to equity. The adoption of FAS No. 160 will require the Company to record gains or losses upon changes in control which could have a significant impact on the consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133, (“FAS 161”). FAS 161 applies to all derivative instruments and related hedged items accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”). FAS 161 requires entities to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under FAS 133 and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. FAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company does not anticipate the adoption of FAS 161 to have a material impact on its financial position, results of operations or cash flows.

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

Supplemental consolidating financial information of the Company, specifically including information for the joint ventures and land banking arrangements consolidated under Interpretation No. 46, is presented below to allow investors to determine the nature of assets held and the operations of the consolidated entities. Investments in consolidated entities in the financial statements of wholly-owned entities presented below use the equity method of accounting. Consolidated real estate inventories-owned include land deposits under option agreements or land banking arrangements of $15,318,000 at March 31, 2008 and December 31, 2007.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

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

Summary information with respect to the Company’s consolidated and unconsolidated land banking arrangements is as follows as of March 31, 2008 (dollars in thousands):

Total number of land banking projects	4

Total number of lots	1,054

Total purchase price	$243,310

Balance of lots still under option and not purchased:
Number of lots	626

Purchase price	$124,744

Forfeited deposits (cash and letters of credit) if lots are not purchased	$42,003

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET BY FORM OF OWNERSHIP

(in thousands)

	March 31, 2008
	Wholly- Owned	Variable Interest Entities Under Interpretation No. 46	Eliminating Entries	Consolidated Total

ASSETS

Cash and cash equivalents	$88,027	$6,371	$—	$94,398
Receivables	33,124	—	—	33,124
Real estate inventories
Owned	845,053	160,018	—	1,005,071
Not owned	93,874	30,870	—	124,744
Investments in and advances to unconsolidated joint ventures	4,587	—	—	4,587
Investments in consolidated entities	54,312	—	(54,312)	—
Other assets	86,324	—	—	86,324
Intercompany receivables	—	2,798	(2,798)	—

	$1,205,301	$200,057	$(57,110)	$1,348,248

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued expenses	$73,436	$7,011	$—	$80,447
Liabilities from inventories not owned	93,874	—	—	93,874
Notes payable	205,863	86,303	—	292,166
7 5/8% Senior Notes due December 15, 2012	150,000	—	—	150,000
10 3/4% Senior Notes due April 1, 2013	247,643	—	—	247,643
7 1/2% Senior Notes due February 15, 2014	150,000	—	—	150,000
Intercompany payables	2,528	270	(2,798)	—

Total liabilities	923,344	93,584	(2,798)	1,014,130
Minority interest in consolidated entities	—	—	52,161	52,161
Owners’ capital
William Lyon Homes	—	54,312	(54,312)	—
Others	—	52,161	(52,161)	—
Stockholders’ equity	281,957	—	—	281,957

	$1,205,301	$200,057	$(57,110)	$1,348,248

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS BY FORM OF OWNERSHIP

(in thousands)

	Three Months Ended March 31, 2008
	Wholly- Owned	Variable Interest Entities Under Interpretation No. 46	Elimination Entries	Consolidated Total
Operating revenue
Sales	$149,546	$5,233	$(17,342)	$137,437
Management fees	214	—	(214)	—

	149,760	5,233	(17,556)	137,437

Operating costs
Cost of sales	(144,275)	(5,950)	17,556	(132,669)
Loss on impairment of real estate assets	(25,200)	—	—	(25,200)
Sales and marketing	(10,510)	(594)	—	(11,104)
General and administrative	(6,938)	(46)	—	(6,984)
Other	(1,442)	—	—	(1,442)

	(188,365)	(6,590)	17,556	(177,399)

Equity in loss of unconsolidated joint ventures	(91)	—	—	(91)

Equity in loss of consolidated entities	(394)	—	394	—

Minority equity in loss of consolidated entities	—	—	925	925

Operating loss	(39,090)	(1,357)	1,319	(39,128)
Interest expense, net of amounts capitalized	(3,166)	—	—	(3,166)
Other (loss) income, net	(142)	38	—	(104)

Loss before benefit from income taxes	(42,398)	(1,319)	1,319	(42,398)
Benefit from income taxes	41,592	—	—	41,592

Net income (loss)	$(806)	$(1,319)	$1,319	$(806)

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

Note 3 — Real Estate Inventories

Real estate inventories consist of the following (in thousands):

	March 31, 2008	December 31, 2007
Inventories owned:
Deposits	$15,318	$15,318
Land	353,801	356,678
Construction in progress	487,776	497,510
Completed inventory, including model homes	148,176	192,154

Total	$1,005,071	$1,061,660

Inventories not owned: (1)
Variable interest entities — land banking arrangement	$30,870	$30,870
Other land options contracts	93,874	113,395

Total inventories not owned	$124,744	$144,265

(1)	Includes the consolidation of certain lot option arrangements and land banking arrangements determined to be VIEs under Interpretation No. 46 in which the company is considered the primary beneficiary (See Note 2 above) and the consolidation of a certain land banking arrangement recorded as a product financing arrangement. Amounts are net of deposits.

The Company accounts for its real estate inventories under Financial Accounting Standards Board Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“Statement No. 144”). Statement No. 144 requires impairment losses to be recorded on real estate inventories when indicators of impairment are present and the undiscounted cash flows estimated to be generated by real estate inventories are less than the carrying amount of such assets. When an impairment loss is required for real estate inventories, the related assets are adjusted to their estimated fair value. Management determines the estimated fair value by present valuing the estimated future cash flows, including interest cost, at discount rates which are commensurate with the risk of the project under evaluation, generally ranging from 8% to 14%.

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

The results of operations for the three months ended March 31, 2008, include a non-cash charge of $25,200,000 to record impairment losses on real estate assets held by the Company at certain of its homebuilding projects. The impairments were primarily attributable to slower than anticipated home sales and lower than anticipated net revenue due to softening market conditions. As a result, the future undiscounted cash flows estimated to be generated were determined to be less than the carrying amount of the assets. Accordingly, the related real estate assets were written-down to their estimated fair value. The non-cash charges are reflected in impairment loss on real estate assets in the accompanying consolidated statements of operations.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

Note 4 — Investments in and Advances to Unconsolidated Joint Ventures

The Company and certain of its subsidiaries are general partners or members in joint ventures involved in the development and sale of residential projects. The consolidated financial statements of the Company include the accounts of the Company, all majority-owned and controlled subsidiaries and certain joint ventures which have been determined to be variable interest entities in which the Company is considered the primary beneficiary (see Note 2). The financial statements of joint ventures which have not been determined to be variable interest entities in which the Company is considered the primary beneficiary are not consolidated with the Company’s financial statements. The Company’s investments in unconsolidated joint ventures are accounted for using the equity method because the Company has a 50% or less voting or economic interest (and thus such joint ventures are not controlled by the Company). Condensed combined financial information of these unconsolidated joint ventures as of March 31, 2008 and December 31, 2007 is summarized as follows:

CONDENSED COMBINED BALANCE SHEETS

(in thousands)

	March 31, 2008	December 31, 2007
	(unaudited)
ASSETS
Cash and cash equivalents	$1,867	$1,912
Real estate inventories	11,736	9,910
Investment in unconsolidated joint venture	3,911	3,899

	$17,514	$15,721

LIABILITIES AND OWNERS’ CAPITAL
Accounts payable	$152	$294
Accrued expenses	96	—
Notes payable	6,972	4,991

	7,220	5,285

Owners’ capital
William Lyon Homes	4,587	4,671
Others	5,707	5,765

	10,294	10,436

	$17,514	$15,721

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONDENSED COMBINED STATEMENTS OF OPERATIONS

(in thousands)

	Three Months Ended March 31,
	2008	2007
Operating costs
General and administrative	(194)	—
Other	—	(418)

	(194)	(418)

Equity in income (loss) of unconsolidated joint ventures	12	(903)

Operating loss	(182)	(1,321)
Other income, net	—	38

Net loss	$(182)	$(1,283)

Allocation to owners:
William Lyon Homes	$(91)	$(642)
Others	(91)	(641)

	$(182)	$(1,283)

Income and loss allocations and cash distributions to the Company are based on predetermined formulas between the Company and the joint venture partners as specified in the applicable partnership or operating agreements. The Company generally receives, after partners’ priority returns and return of partners’ capital, approximately 50% of the profits and cash flows from joint ventures.

Note 5 — Senior Notes

As of March 31, 2008, the Company had the following outstanding Senior Note obligations (collectively, the “Senior Notes”) (in thousands):

7 5/8% Senior Notes due December 15, 2012	$150,000
10 3/4% Senior Notes due April 1, 2013	247,643
7 1/2% Senior Notes due February 15, 2014	150,000

$547,643

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

At March 31, 2008, the Company had approximately $205,863,000 of secured indebtedness (excluding approximately $86,303,000 of secured indebtedness of consolidated entities — see Note 2) and approximately $68,488,000 of additional secured indebtedness available to be borrowed under the Company’s credit facilities, as limited by the Company’s borrowing base formulas.

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONSOLIDATING BALANCE SHEET

March 31, 2008

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
ASSETS
Cash and cash equivalents	$—	$83,564	$3,845	$6,989	$—	$94,398
Receivables	—	16,718	16,406	—	—	33,124
Real estate inventories
Owned	—	845,053	—	160,018	—	1,005,071
Not Owned	—	124,744	—	—	—	124,744
Investments in and advances to unconsolidated joint ventures	—	4,587	—	—	—	4,587
Property and equipment, net	—	2,372	13,150	—	—	15,522
Deferred loan costs	—	8,966	—	—	—	8,966
Goodwill	—	5,896	—	—	—	5,896
Deferred taxes	—	41,602	—	—	—	41,602
Other assets	—	11,836	2,502	—	—	14,338
Investments in subsidiaries	281,957	54,780	8,695	—	(345,432)	—
Intercompany receivables	—	—	194,848	2,798	(197,646)	—

	$281,957	$1,200,118	$239,446	$169,805	$(543,078)	$1,348,248

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$—	$11,233	$342	$7,011	$—	$18,586
Accrued expenses	—	58,725	3,000	136	—	61,861
Liabilities from inventories not owned	—	93,874	—	—	—	93,874
Notes payable	—	191,057	14,806	86,303	—	292,166
7 5/8% Senior Notes	—	150,000	—	—	—	150,000
10 3/4% Senior Notes	—	247,643	—	—	—	247,643
7 1/2% Senior Notes	—	150,000	—	—	—	150,000
Intercompany payables	—	197,362	—	284	(197,646)	—

Total liabilities	—	1,099,894	18,148	93,734	(197,646)	1,014,130
Minority interest in consolidated entities	—	—	—	—	52,161	52,161
Stockholders’ equity	281,957	100,224	221,298	76,071	(397,593)	281,957

	$281,957	$1,200,118	$239,446	$169,805	$(543,078)	$1,348,248

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended March 31, 2008

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$121,477	$10,727	$5,233	$—	$137,437
Management fees	—	214	—	—	(214)	—

	—	121,691	10,727	5,233	(214)	137,437

Operating costs
Cost of sales	—	(117,133)	(9,800)	(5,950)	214	(132,669)
Loss on impairment of real estate assets	—	(25,200)	—	—	—	(25,200)
Sales and marketing	—	(9,756)	(754)	(594)	—	(11,104)
General and administrative	—	(6,826)	(112)	(46)	—	(6,984)
Other	—	(1,442)	—	—	—	(1,442)

	—	(160,357)	(10,666)	(6,590)	214	(177,399)

Equity in loss of unconsolidated joint ventures	—	(91)	—	—	—	(91)

(Loss) income from subsidiaries	(806)	(612)	3	—	1,415	—

Minority equity in loss of consolidated entities	—	—	—	—	925	925

Operating (loss) income	(806)	(39,369)	64	(1,357)	2,340	(39,128)
Interest expense, net of amounts capitalized	—	(3,166)	—	—	—	(3,166)
Other income (loss), net	—	417	(558)	37	—	(104)

Loss before benefit for income taxes	(806)	(42,118)	(494)	(1,320)	2,340	(42,398)
Benefit from income taxes	—	41,592	—	—	—	41,592

Net loss	$(806)	$(526)	$(494)	$(1,320)	$2,340	$(806)

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2008

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating activities
Net loss	$(806)	$(526)	$(494)	$(1,320)	$2,340	$(806)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	229	358	—	—	587
Impairment loss on real estate assets	—	25,200	—	—	—	25,200
Equity in loss of unconsolidated joint ventures	—	91	—	—	—	91
Minority equity in loss of consolidated entities	—	—	—	—	(925)	(925)
Equity in earnings (loss) of subsidiaries	806	612	(3)	—	(1,415)	—
Benefit from income taxes	—	(41,592)	—	—	—	(41,592)
Net changes in operating assets and liabilities:
Receivables	—	15,627	(3,505)	21	—	12,143
Intercompany receivables/payables	—	—	(2,134)	1,450	684	—
Real estate inventories—owned	—	27,717	—	3,762	—	31,479
Deferred loan costs	—	679	—	—	—	679
Other assets	—	407	(110)	—	—	297
Accounts payable	—	(21,795)	(49)	(460)	—	(22,304)
Accrued expenses	—	(3,410)	(493)	(2,032)	—	(5,935)

Net cash provided by (used in) operating activities	—	3,239	(6,430)	1,421	684	(1,086)

Investing activities
Net change in investment in and advances to unconsolidated joint ventures	—	(7)	—	—	—	(7)
Purchases of property and equipment	—	(9)	(8)	—	—	(17)
Investments in subsidiaries	—	12,038	—	—	(12,038)	—
Advances to affiliates	—	901	—	—	(901)	—

Net cash provided by (used in) investing activities	—	12,923	(8)	—	(12,939)	(24)

Financing activities
Proceeds from borrowings on notes payable	—	112,170	70,124	9,892	—	192,186
Principal payments on notes payable	—	(100,180)	(66,772)	—	—	(166,952)
Minority interest contributions, net	—	—	—	—	(2,923)	(2,923)
Advances to affiliates	—	—	—	(15,178)	15,178	—

Net cash provided by (used in) financing activities	—	11,990	3,352	(5,286)	12,255	22,311

Net (decrease) increase in cash and cash equivalents	—	28,152	(3,086)	(3,865)	—	21,201
Cash and cash equivalents at beginning of period	—	55,412	6,931	10,854	—	73,197

Cash and cash equivalents at end of period	$—	$83,564	$3,845	$6,989	$—	$94,398

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

For the three months ended March 31, 2008 and 2007, the Company incurred reimbursable on-site labor costs of $54,000 and $50,000, respectively, for providing customer service to real estate projects developed by entities controlled by William Lyon and William H. Lyon, and $28,000 and $89,000 was due to the Company at March 31, 2008 and December 31, 2007, respectively, for reimbursable on-site labor costs.

For each of the three month periods ended March 31, 2008 and 2007, the Company incurred charges of $189,000 related to rent on its corporate office, from a trust of which William H. Lyon is the sole beneficiary.

Effective September 1, 2004, the Company entered into an aircraft consulting and management agreement with an affiliate (the “Affiliate”) of William Lyon to operate and manage the Company’s aircraft. The terms of the agreement provide that the Affiliate shall consult and render its advice and management services to the Company with respect to all functions necessary to the operation, maintenance and administration of the aircraft. The Company’s business plan for the aircraft includes (i) use by Company executives for traveling on Company business to the Company’s divisional offices and other destinations, (ii) charter service to outside third parties and (iii) charter service to William Lyon personally. Charter services for outside third parties are contracted for at market rates. As compensation to the Affiliate for its management and consulting services under the agreement, the Company pays the Affiliate a fee equal to (i) the amount equal to 107% of compensation paid by the affiliate for the pilots supplied pursuant to the agreement, (ii) $50 per operating hour for the aircraft and (iii) $9,000 per month for hangar rent. In addition, all maintenance work, inspections and repairs performed by the Affiliate on the aircraft are charged to the Company at the Affiliate’s published rates for maintenance, inspections and repairs in effect at the time such work is completed. The total compensation paid to the Affiliate under the agreement amounted to $225,000 and $357,000 for the three months ended March 31, 2008 and 2007, respectively.

Effective July 1, 2006, General William Lyon entered into a time sharing agreement (“the Agreement”) with the Company pertaining to his personal use of the aircraft. The agreement calls for General Lyon to reimburse

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

the company for all costs incurred by the Company during his personal flights plus a surcharge on fuel consumption of two times the cost. Pursuant to the agreement, the Company had earned revenue of $107,000 and $59,000 for charter services provided to William Lyon personally, during the three months ended March 31, 2008 and 2007, respectively, and $444,000 and $337,000 was due to the Company at March 31, 2008 and December 31, 2007, respectively.

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

Note 7 — Income Taxes

Effective January 1, 2007, the Company made an election in accordance with federal and state regulations to be taxed as an “S” corporation rather than a “C” corporation. Under this election, the Company’s taxable income flows through to and is reported on the personal tax returns of its shareholders. The shareholders are responsible for paying the appropriate taxes based on this election. The Company does not pay any federal taxes under this election and is only required to pay certain state taxes based on a rate of approximately 1.5% of taxable income. As a result of this election, the Company’s provision for income taxes for the three months ended March 31, 2007 included a reduction of deferred tax assets of $31,887,000 due to the elimination of any future tax benefit by the Company from such assets. In addition, unused recognized built in losses in the amount of $19,414,000 were no longer available to the Company.

Effective January 1, 2008, the Company and its shareholders made a revocation of the “S” corporation election. As a result of this revocation, the Company will be taxed as a “C” corporation. The shareholders will not be able to elect “S” corporation status for at least five years. The revocation of the “S” corporation election will allow taxable losses generated in 2008 to be carried back to the 2006 “C” corporation year. As a result of the change in tax status, the Company recorded a deferred tax asset and related income tax benefit of $41,602,000 as of January 1, 2008. The recorded deferred tax asset reflects the tax refund for the anticipated carry back of the estimated 2008 tax loss to 2006 as a result of the reversal of temporary differences in 2008. The Company expects to receive the tax refund in mid-2009. In addition, as of January 1, 2008, the Company has unused built-in losses of $19,414,000 which are available to offset future income and expire between 2010 and 2011. The

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

utilization of these losses is limited to $3,883,000 of taxable income per year; however, any unused losses in any year may be carried forward for utilization in future years through 2010 and 2011. The maximum cumulative unused built-in loss that may be carried forward through 2010 and 2011 is $11,526,000 and $7,888,000, respectively. The Company’s ability to utilize the foregoing tax benefits will depend upon the amount of its future taxable income and may be limited under certain circumstances.

Effective January 1, 2007, the company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be considered “more-likely-than-not” to be sustained upon examination by taxing authorities. The Company has taken positions in certain taxing jurisdictions for which it is more likely than not that previously unrecognized tax benefits will be recognized. In addition, the Company has elected to recognize interest and penalties related to uncertain tax positions in the income tax provision. In accordance with the provisions of FIN 48, effective January 1, 2007, the Company recorded an income tax refund receivable of $5,654,000 and recognized the associated tax benefit as an increase in additional paid-in capital. In connection therewith, the Company recorded interest receivable of $1,122,000 and recognized the associated tax benefit as an increase in retained earnings. At December 31, 2007 and March 31, 2008, the Company has no unrecognized tax benefits.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is subject to U.S. federal income tax examination for calendar tax years ending 2002 through 2007. The Company is subject to various state income tax examinations for calendar tax years ending 2004 through 2007.

The Company is currently under income tax examination by the Internal Revenue Service for the years ended December 31, 2002, 2003 and 2004. During 2007, the Company completed state income tax examinations in the states of California and Arizona for the years ended December 31, 2002 and 2003 with no significant adjustments.

Note 8 — Tender Offer and Merger

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

On April 23, 2006, Delaware Chancery Court conditionally certified a class in the Consolidated Delaware Action. The parties to the Consolidated Delaware Action agreed to a Stipulation of Settlement, and on August 9, 2006, the Delaware Chancery Court certified a class in the Consolidated Delaware Action, approved the settlement, and dismissed the Consolidated Delaware Action with prejudice as to all defendants and the class. On February 16, 2007, the fee award to Plaintiffs’ counsel was appealed to the Supreme Court of the State of Delaware. On July 18, 2007, a three-judge panel of the Delaware Supreme Court remanded the matter to the Chancery Court for further proceedings regarding the fee award to Plaintiff’s counsel. Under the appealed award, the Company has no expected liability for Plaintiffs’ counsel fees, which are expected to be paid by General Lyon.

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

As of March 31, 2008, the Company had $19,929,000 of outstanding irrevocable standby letters of credit to guarantee the Company’s financial obligations under certain land banking arrangements, joint venture agreements and other contractual arrangements in the normal course of business. The beneficiary may draw upon these letters of credit in the event of a contractual default by the Company relating to each respective obligation. These letters of credit have a stated term of 12 months and have varying maturities through 2009, at which time the Company may be required to renew the letters of credit to coincide with the term of the respective arrangement.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

The Company also had outstanding performance and surety bonds of $232,709,000 at March 31, 2008 related principally to its obligations for site improvements at various projects. The Company does not believe that draws upon these bonds, if any, will have a material effect on the Company’s financial position, results of operations or cash flows.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

WILLIAM LYON HOMES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The following discussion of results of operations and financial condition should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1, as well as the information presented in the Annual Report on Form 10-K for the year ended December 31, 2007.

Results of Operations

Overview and Recent Results

Selected financial and operating information for the Company including its wholly-owned projects and joint ventures as of and for the periods presented is as follows:

	Three Months Ended March 31,
	2008			2007
	Wholly-Owned	Joint Ventures	Consolidated Total	Wholly-Owned	Joint Ventures	Consolidated Total
Selected Financial Information (dollars in thousands)
Homes closed	289	14	303	383	38	421

Home sales revenue	$108,614	$4,102	$112,716	$174,021	$18,659	$192,680
Cost of sales	(103,262)	(4,522)	(107,784)	(144,891)	(13,117)	(158,008)

Gross margin	$5,352	$(420)	$4,932	$29,130	$5,542	$34,672

Gross margin percentage	4.9%	(10.2)%	4.4%	16.7%	29.7%	18.0%

Number of homes closed
California	182	14	196	202	38	240
Arizona	46	—	46	138	—	138
Nevada	61	—	61	43	—	43

Total	289	14	303	383	38	421

Average sales price
California	$447,900	$293,000	$436,900	$587,700	$491,000	$572,400
Arizona	241,900	—	241,900	293,800	—	293,800
Nevada	261,700	—	261,700	343,400	—	343,400

Total	$375,800	$293,000	$372,000	$454,400	$491,000	$457,700

Number of net new home orders
California	230	19	249	381	90	471
Arizona	51	—	51	112	—	112
Nevada	71	—	71	86	—	86

Total	352	19	371	579	90	669

Average number of sales locations during period
California	36	5	41	31	7	38
Arizona	4	—	4	6	—	6
Nevada	11	—	11	10	—	10

Total	51	5	56	47	7	54

	As of March 31,
	2008			2007
	Wholly-Owned	Joint Ventures	Consolidated Total	Wholly-Owned	Joint Ventures	Consolidated Total
Backlog of homes sold but not closed at end of period
California	223	15	238	482	104	586
Arizona	72	—	72	165	—	165
Nevada	37	—	37	103	—	103

Total	332	15	347	750	104	854

Dollar amount of homes sold but not closed at end of period (dollars in thousands)
California	$111,478	$5,131	$116,609	$302,772	$47,392	$350,164
Arizona	14,887	—	14,887	41,973	—	41,973
Nevada	10,406	—	10,406	36,722	—	36,722

Total	$136,771	$5,131	$141,902	$381,467	$47,392	$428,859

Lots controlled at end of period
Owned lots
California	3,140	806	3,946	4,725	1,096	5,821
Arizona	4,435	1,745	6,180	4,117	2,568	6,685
Nevada	2,995	—	2,995	1,256	—	1,256

Total	10,570	2,551	13,121	10,098	3,664	13,762

Optioned lots(1)
California			534			1,612
Arizona			328			3,107
Nevada			—			1,013

Total			862			5,732

Total lots controlled
California			4,480			7,433
Arizona			6,508			9,792
Nevada			2,995			2,269

Total			13,983			19,494

(1)	Optioned lots may be purchased by the Company as wholly-owned projects or may be purchased by newly formed joint ventures.

On a consolidated basis, the number of net new home orders for the three months ended March 31, 2008 decreased 44.5% to 371 homes from 669 homes for the three months ended March 31, 2007. The number of homes closed on a consolidated basis for the three months ended March 31, 2008, decreased 28.0% to 303 homes from 421 homes for the three months ended March 31, 2007. On a consolidated basis, the backlog of homes sold but not closed as of March 31, 2008 was 347, down 59.4% from 854 homes a year earlier, and up 24.4% from 279 homes at December 31, 2007.

Homes in backlog are generally closed within three to six months. The dollar amount of backlog of homes sold but not closed on a consolidated basis as of March 31, 2008 was $141.9 million, down 66.9% from $428.9 million as of March 31, 2007 and up 31.5% from $107.9 million as of December 31, 2007. The cancellation rate of buyers who contracted to buy a home but did not close escrow at the Company’s projects was approximately 26% during the three months ended March 31, 2008 compared to 25% during the three months ended March 31, 2007. The inventory of completed and unsold homes was 99 homes as of March 31, 2008, down from 146 homes at December 31, 2007.

The average number of sales locations during the quarter ended March 31, 2008 was 56, up 3.7% from 54 in the comparable period a year ago. The Company’s number of new home orders per average sales location decreased to 6.6 for the quarter ended March 31, 2008 as compared to 12.4 for the quarter ended March 31, 2007.

Comparison of Three Months Ended March 31, 2008 to March 31, 2007

Consolidated operating revenue for the three months ended March 31, 2008 was $137.4 million, a decrease of $68.6 million, or 33.3%, from consolidated operating revenue of $206.0 million for the three months ended March 31, 2007. Revenue from sales of wholly-owned homes decreased $65.4 million, or 37.6%, to $108.6 million in the 2008 period from $174.0 million in the 2007 period. This decrease was comprised of (i) a decrease of $42.7 million due to a decrease in the number of wholly-owned homes closed to 289 in 2008 from 383 in 2007 and (ii) a decrease of $22.7 million due to a decrease in the average sales price of wholly-owned homes closed to $375,800 in the 2008 period from $454,400 in the 2007 period. Consolidated operating revenue includes revenue from sales of joint ventures due to the adoption of Interpretation No. 46. Revenue from sales of joint venture homes decreased $14.6 million, or 78.1%, to $4.1 million in the 2008 period from $18.7 million in the 2007 period. This decrease was comprised of (i) a decrease of $2.8 million due to a decrease in the average sales price of joint venture homes closed to $293,000 in the 2008 period from $491,000 in the 2007 period and (ii) a decrease of $11.8 million due to a decrease in the number of joint venture homes closed to 14 in 2008 from 38 in 2007. Revenue from sales of lots, land and other increased to $24.7 million in the 2008 period from $13.3 million in the 2007 period due to the bulk sales of land of $24.7 million in California in 2008, compared to the sale of a golf course in one of the Company’s markets and other bulk sales of land in Arizona in 2007.

Operating (loss) income decreased to an operating loss of $39.1 million in the 2008 period from operating income of $4.7 million in the 2007 period. The excess of revenue from sales of homes over the related costs of sales (gross margin) decreased by $29.8 million to $4.9 million in the 2008 period from $34.7 million in the 2007 period primarily due to (i) a decrease in the number of homes closed to 303 in the 2008 period from 421 in the 2007 period, (ii) a decrease in the average sales price of homes closed to $372,000 in the 2008 period from $457,700 in the 2007 period and (iii) a decrease in the gross margin percentage to 4.4% in the 2008 period from 18.0% in the 2007 period. The excess of revenue from sales of lots, land and other over the related cost of sales (gross margin) decreased to a loss of $(0.2) million in the 2008 period from a profit of $1.6 million in the 2007 period primarily due to the bulk sales of land in California in the 2008 period and the sale of a golf course in one of the Company’s markets and other bulk sales of land in Arizona in the 2007 period.

Operating costs for the three months ended March 31, 2008 include a non-cash charge of $25.2 million to record impairment loss on real estate assets held by the Company at certain of its homebuilding projects compared to $3.6 million for the three months ended March 31, 2007. The impairment was primarily attributable to slower than anticipated home sales and lower than anticipated net revenue due to continued depressed market conditions in the housing industry. As a result, the future undiscounted cash flows estimated to be generated were determined to be less than the carrying amount of the assets. Accordingly, the related real estate assets were written-down to their estimated fair value. Management determines the estimated fair value by present valuing the estimated future cash flows, including interest cost, at discount rates which are commensurate with the risk of the project under evaluation, generally ranging from 8% to 14%. The non-cash charge is reflected in impairment loss on real estate assets in the consolidated statements of operations.

Sales and marketing expense decreased $2.4 million to $11.1 million in the 2008 period from $13.5 million in the 2007 period primarily due to (i) a decrease of $0.3 million in sales commissions due to the reduction in units closed and revenue from home sales in 2008 as compared to 2007, (ii) a decrease of $1.8 million in commissions paid to outside brokers in 2008 as compared to 2007 and (iii) a decrease of $1.0 million in advertising expenses in 2008 compared to 2007. General and administrative expenses decreased $4.5 million to $7.0 million in the 2008 period from $11.5 million in the 2007 period primarily as a result of (i) a decrease in salaries and benefits of $3.7 million to $4.6 million in the 2008 period from $8.3 in the 2007 period due to a reduction in the Company’s number of employees and (ii) a decrease in bonus expense of $0.6 million to $0.7 million in the 2008 period from $1.3 million in the 2007 period. Other operating costs consist of (i) operating losses realized by golf course operations in certain of the Company’s divisions which increased to $0.3 million in the 2008 period from $0.1 million in the 2007 period and (ii) non-recurring items of approximately $1.1 million incurred by the Company during the 2008 period. Equity in loss of unconsolidated joint ventures decreased to

$0.1 million in the 2008 period from $0.6 million in the 2007 period. Minority equity in loss (income) of consolidated entities increased to income of $0.9 million in the 2008 period from a loss of $2.3 million in the 2007 period, primarily due to net losses recorded at certain joint venture projects in the 2008 period compared to net income recorded at certain joint venture projects in the 2007 period.

Interest incurred increased to $18.1 million in the 2008 period from $17.5 million in the 2007 period primarily due to a slight increase in average debt balances, offset by a decrease in interest rates. Interest expense, net of amounts capitalized was $3.2 million in the 2008 period, with no comparable amount in the 2007 period due to a decrease in real estate assets which qualify for interest capitalization in the 2008 period.

The benefit (provision) for income taxes was a benefit of $41.6 million in the 2008 period compared to a provision of $32.4 million in the 2007 period. Effective January 1, 2008, the Company revoked the “S” corporation election and changed its tax status to a “C” corporation. As a result, the Company recorded a deferred tax asset and related tax benefit of $41.6 million in the 2008 period. Effective January 1, 2007 the Company elected to change its tax status to an “S” Corporation from a “C” Corporation, which required the Company to reduce deferred tax assets and incur an income tax provision of $31.9 million in the 2007 period. See Note 7 of “Notes to Consolidated Financial Statements” for further discussion.

As a result of the foregoing factors, net loss decreased to $0.8 million in the 2008 period from a net loss of $26.6 million in the 2007 period.

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

In 2008, the homebuilding industry has experienced continued decreased demand for housing, which has resulted in a decrease in new home orders, home closings, average sales prices and gross margins for the Company compared to the 2007 period. During the three months ended March 31, 2008, the Company incurred impairment losses on real estate assets in the amount of $25.2 million. The impairments were primarily attributable to slower than anticipated homes sales and lower than anticipated net revenue due to the continued decline in market conditions in the homebuilding industry. The Company was required to write-down the book value of certain real estate assets in accordance with Statement No. 144, as defined in Note 1 of “Notes to Consolidated Financial Statements”.

During 2007 and 2008, in response to the slow-down in the homebuilding industry, the Company entered into certain land sales transactions to improve its liquidity and to reduce its overall debt. On December 26, 2007 and January 7, 2008, the Company entered into ten separate agreements with various affiliates of one of its equity partners (the “Equity Partner Agreements”). Pursuant to the Equity Partner Agreements, the Company agreed to sell to the equity partner affiliates 604 residential lots and 5 model homes in 10 communities in Orange County,

San Diego County and Ventura County, California for an aggregate purchase price of $90.6 million in cash. The purchase and sale of 404 of the residential lots and the 5 model homes closed on December 27, 2007 (for an aggregate consideration of approximately $65.9 million) and the remainder of the residential lots closed on January 9, 2008. Prior to the sale, the collective net book value of these lots (as reflected on the Company’s financial statements) was approximately $210.7 million, resulting in a total loss on the sales transactions of $120.1 million. The loss of $40.3 million related to the portion of the land sales which closed in January 2008 was reflected in the Consolidated Statement of Operations as Impairment Losses on Real Estate Assets for the year ended December 31, 2007. The Company may consider entering into future agreements with the various affiliates of the equity partner to build and market homes in 5 of the 10 communities on behalf of the affiliates. For such services, the Company would receive fees and may, under certain circumstances, receive additional compensation if certain financial thresholds are achieved. Certain of the equity partner affiliates have an option to acquire an additional 23 model homes in 6 of the 10 communities.

On December 27, 2007, the Company sold certain land in San Diego County, California for $12.0 million in cash to a limited liability corporation owned indirectly by Frank T. Suryan, Jr. as Trustee of the Suryan Family Trust. Mr. Suryan is Chairman and Chief Executive Officer of Lyon Capital Ventures, a company wholly owned by Frank T. Suryan, Jr., General William Lyon, Chairman and Chief Executive Officer of the Company, and a trust whose sole beneficiary is William H. Lyon, Executive Vice President and Chief Administrative Officer of the Company. The Company has received a report from a third-party valuation and financial advisory services firm as to the reasonableness of the sales price in the transaction. Further, the transaction was unanimously approved by all independent members of the Board of Directors. Prior to the sale, the net book value of this land (as reflected on the Company’s financial statements) was approximately $18.7 million, resulting in a loss on the transaction of $6.7 million, which was reflected in the Consolidated Statement of Operations for the year ended December 31, 2007.

In 2008, the Company has temporarily suspended all development, sales and marketing activities at ten of its projects which are in the early stages of development. Management of the Company has concluded that this strategy is necessary under the prevailing market conditions and would allow the Company to market the properties at some future time when market conditions may have improved.

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

Under the modified Revolving Credit Facilities, the aggregate loan commitment is reduced from $560.0 million to $390 million at March 31, 2008 (including one facility of $100.0 million, one of $70.0 million, one of $55.0 million, two of $50.0 million each, one of $35.0 million and one of $30.0 million), with maturities at various dates as follows:

Loan Commitment Amount (in millions)	Balance Outstanding at March 31, 2008 (in millions)	Initial Maturity Date(1)
$30.0	$9.9	May 2008
50.0	10.0	July 2008
50.0	18.5	September 2008
100.0	36.4	September 2008
55.0	28.5	December 2008
35.0	9.4	April 2009
70.0	38.9	June 2009

$390.0	$151.6

(1)	After the initial maturity date, additional advances may be obtained to complete previously approved projects subject to all other requirements for advances under the borrowing base. Repayments of borrowed amounts are required at the time a sold house closes escrow or at the time a house must be removed from the borrowing base. The final maturity date would generally be twelve to twenty-four months after the initial maturity date.

The Company is required to comply with a number of covenants, the most restrictive of which require the Company to maintain:

•	A tangible net worth, as defined, of $175.0 million;

•	A ratio of total liabilities to tangible net worth, each as defined, of less than 5.00 to 1; and

•	Minimum liquidity, as defined, of at least $20.0 million.

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

Effective January 1, 2007, the Company made an election in accordance with federal and state regulations to be taxed as an “S” corporation rather than a “C” corporation. Under this election, the Company’s taxable income flows through to and is reported on the personal tax returns of its shareholders. The shareholders are responsible for paying the appropriate taxes based on this election. The Company does not pay any federal taxes under this election and is only required to pay certain state taxes based on a rate of approximately 1.5% of taxable income. As a result of this election, the Company’s provision for income taxes for the three months ended March 31, 2007 included a reduction of deferred tax assets of $31.9 million due to the elimination of any future tax benefit by the Company from such assets. In addition, unused recognized built in losses in the amount of $19.4 million were no longer available to the Company.

Effective January 1, 2008, the Company and its shareholders made a revocation of the “S” corporation election. As a result of this revocation, the Company will be taxed as a “C” corporation. The shareholders will not be able to elect “S” corporation status for at least five years. The revocation of the “S” corporation election will allow taxable losses generated in 2008 to be carried back to the 2006 “C” corporation year. As a result of the change in tax status, the Company recorded a deferred tax asset and related income tax benefit of $41.6 million as of January 1, 2008. The recorded deferred tax asset reflects the tax refund for the anticipated carry back of the estimated 2008 tax loss to 2006 as a result of the reversal of temporary differences in 2008. The Company expects to receive the refund in mid-2009. In addition, as of January 1, 2008, the Company has unused built-in losses of $19.4 million which are available to offset future income and expire between 2010 and 2011. The utilization of these losses is limited to $3.9 million of taxable income per year; however, any unused losses in any year may be carried forward for utilization in future years through 2010 and 2011. The maximum cumulative unused built-in loss that may be carried forward through 2010 and 2011 is $11.5 million and $7.9 million, respectively. The Company’s ability to utilize the foregoing tax benefits will depend upon the amount of its future taxable income and may be limited under certain circumstances.

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

10 3/ 4% Senior Notes

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

Except as set forth in the Indenture governing the 7 1/2% Senior Notes, the 7 1/ 2% Senior Notes are not redeemable prior to February 15, 2009. Thereafter, the 7 1/2% Senior Notes will be redeemable at the option of California Lyon, in whole or in part, at a redemption price equal to 100% of the principal amount plus a premium declining ratably to par, plus accrued and unpaid interest, if any.

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

At March 31, 2008, the Company had approximately $205.9 million of secured indebtedness, (excluding approximately $86.3 million of secured indebtedness of consolidated entities) and approximately $68.5 million of additional secured indebtedness available to be borrowed under the Company’s credit facilities, as limited by the Company’s borrowing base formulas.

Revolving Credit Facilities

As of March 31, 2008, the Company has seven revolving credit facilities which have an aggregate maximum loan commitment of $390.0 million, after giving effect to the modifications described above, (including one facility of $100.0 million, one of $70.0 million, one of $55.0 million, two of $50.0 million each, one of $35.0 million and one of $30.0 million), with maturities at various dates as follows:

Loan Commitment Amount (in millions)	Balance Outstanding at March 31, 2008 (in millions)	Initial Maturity Date(1)
$30.0	$9.9	May 2008
50.0	10.0	July 2008
50.0	18.5	September 2008
100.0	36.4	September 2008
55.0	28.5	December 2008
35.0	9.4	April 2009
70.0	38.9	June 2009

$390.0	$151.6

(1)	After the initial maturity date, additional advances may be obtained to complete previously approved projects subject to all other requirements for advances under the borrowing base. Repayments of borrowed amounts are required at the time a sold house closes escrow or at the time a house must be removed from the borrowing base. The final maturity date would generally be twelve to twenty-four months after the initial maturity date.

The revolving credit facilities have similar characteristics. The Company may borrow amounts, subject to applicable borrowing base and concentration limitations, as defined. During the last year of the term of each facility, the commitment amount will decrease ratably until the commitment under each facility is reduced to zero by the final maturity date, as defined in each respective agreement.

Availability under each credit facility is subject not only to the maximum amount committed under the respective facility, but also to both various borrowing base and concentration limitations. The borrowing base limits lender advances to certain agreed percentages of asset value. The allowed percentage generally increases as the asset progresses from land under development to residence subject to contract of sale. Advances for each type of collateral become due in whole or in part, subject to possible re-borrowing, and/or the collateral becomes excluded from the borrowing base, after a specified period or earlier upon sale. Concentration limitations further restrict availability under the credit facilities. The effect of these borrowing base and concentration limitations essentially is to mandate minimum levels of the Company’s investment in a project, with higher percentages of investment required at earlier phases of a project, and with greater absolute dollar amounts of investment required as a project progresses. Each revolving credit facility is secured by deeds of trust on the real property and improvements thereon owned by the Company in the subdivision project(s) approved by the respective lender, as well as pledges of all net sale proceeds, related contracts and other ancillary property. Also, each credit facility includes financial covenants, which may limit the amount that may be borrowed thereunder. Outstanding advances bear interest at various rates, which approximate the prime rate. As of March 31, 2008, $151.6 million was outstanding under these credit facilities, with a weighted-average interest rate of 5.274%, and the undrawn availability was $68.5 million as limited by the borrowing base formulas. Interest on the revolving credit facilities is calculated on the average, outstanding daily balance and is paid following the end of each month. During the three months ended March 31, 2008, the Company borrowed $112.2 million and repaid $100.2 million under these facilities. The maximum amount outstanding was $170.6 million and the weighted average borrowings were $153.5 million during the three months ended March 31, 2008. Interest incurred on the revolving credit facilities for the three months ended March 31, 2008 was $2.5 million. The Company routinely makes borrowings under its revolving credit facilities in the ordinary course of business within the maximum aggregate loan commitment amounts to fund its operations, including its land acquisition and home building activities, and repays such borrowings, as required by the credit facilities, with the net sales proceeds of sales of the real property, including homes, which secure the applicable credit facility.

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

As of and for the period ending March 31, 2008, the Company is in compliance with these covenants.

Construction Notes Payable

At March 31, 2008, the Company had construction notes payable on certain consolidated entities amounting to $125.7 million. The construction notes have various maturity dates through 2017 and bear interest at rates ranging from prime plus 0.25% to prime plus 1.50% at March 31, 2008. Interest is calculated on the average daily balance and is paid following the end of each month.

Seller Financing

At March 31, 2008, the Company had no notes payable outstanding related to land acquisitions for which seller financing was provided.

Revolving Mortgage Warehouse Credit Facilities

The Company, through its mortgage subsidiary and one of its unconsolidated joint ventures, has entered into two revolving mortgage warehouse credit facilities with banks to fund its mortgage origination operations. The original credit facility, which matures in May 2008, provides for revolving loans of up to $30.0 million outstanding, $20.0 million of which is committed (lender obligated to lend if stated conditions are satisfied) and $10.0 million is not committed (lender advances are optional even if stated conditions are otherwise satisfied). The Company’s mortgage subsidiary and one of its unconsolidated joint ventures entered into an additional $45.0 million credit facility which matures in November 2008. The Company expects the maturities to be extended by the lender at each maturity date for an additional year. Mortgage loans are generally held for a short period of time and are typically sold to investors within 7 to 15 days following funding. The facilities are secured by substantially all of the assets of each of the borrowers, including the mortgage loans held for sale, all rights of each of the borrowers with respect to contractual obligations of third party investors to purchase such mortgage loans, and all proceeds of sale of such mortgage loans. The facilities, which have LIBOR based pricing, also contain certain financial covenants requiring the borrowers to maintain minimum tangible net worth, leverage, profitability and liquidity. These facilities are non-recourse and are not guaranteed by the Company. At March 31, 2008 the outstanding balance under these facilities was $14.8 million.

Land Banking Arrangements

The Company enters into purchase agreements with various land sellers. In some instances, and as a method of acquiring land in staged takedowns, thereby minimizing the use of funds from the Company’s revolving credit facilities and other corporate financing sources and limiting the Company’s risk, the Company transfers its right in such purchase agreements to entities owned by third parties (land banking arrangements). These entities use equity contributions and/or incur debt to finance the acquisition and development of the lots. The entities grant the Company an option to acquire lots in staged takedowns. In consideration for this option, the Company makes a non-refundable deposit of 15% to 25% of the total purchase price. Additionally, the Company may be subject to other penalties if lots are not acquired. The Company is under no obligation to purchase the balance of the lots, but would forfeit remaining deposits and be subject to penalties if the lots were not purchased. The Company does not have legal title to these entities or their assets and has not guaranteed their liabilities. These land banking arrangements help the Company manage the financial and market risk associated with land holdings. The use of these land banking arrangements is dependent on, among other things, the availability of capital to the option provider, general housing market conditions and geographic preferences. As described in Note 2 of “Notes to Consolidated Financial Statements”, Interpretation No. 46, requires the consolidation of the assets, liabilities and operations of two of the Company’s land banking arrangements including, as of March 31, 2008, real estate inventories of $30.9 million, which are included in real estate inventories not owned in the Company’s consolidated balance sheet.

In addition, the Company participates in two land banking arrangements, which are not a VIE in accordance with Interpretation No. 46, but are consolidated in accordance with SFAS No. 49, Accounting for Product Financing Arrangements, (“FAS 49”). Under the provisions of FAS 49, the Company has determined it is economically compelled, based on certain factors, to purchase the land in the land banking arrangements, and therefore, must record the remaining purchase price of the land of $93.8 million, which is included in real estate inventories not owned and liabilities from inventories not owned in the accompanying balance sheet.

Summary information with respect to the Company’s consolidated and unconsolidated land banking arrangements is as follows as of March 31, 2008 (dollars in thousands):

Total number of land banking projects	4

Total number of lots	1,054

Total purchase price	$243,310

Balance of lots still under option and not purchased:
Number of lots	626

Purchase price	$124,744

Forfeited deposits (cash and letters of credit) if lots were not purchased	$42,003

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

As of March 31, 2008, the Company’s investment in and advances to unconsolidated joint ventures was $4.6 million and the venture partners’ investment in such joint ventures was $5.7 million. As of March 31, 2008, these joint ventures had obtained financing from construction lenders which amounted to $7.0 million of outstanding indebtedness.

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

Cash Flows — Comparison of Three Months Ended March 31, 2008 to Three Months Ended March 31, 2007

Net cash used in operating activities decreased to $1.1 million in the 2008 period from $23.6 million in the 2007 period. The change was primarily as a result of (i) a decrease in real estate inventories-owned of $31.5 million in the 2008 period from an increase of $62.5 million in the 2007 period, (ii) a decrease in net changes in accrued expenses to a decrease of $5.9 million in the 2008 period from a decrease of $44.8 million in the 2007 period, (iii) a decrease in net changes in receivables to an increase of 12.1 million in the 2008 period from an increase of $76.2 million in the 2007 period, (iv) a benefit for income taxes of $41.6 million in the 2008 period compared to a provision for income taxes of $32.4 million in the 2007 period, (v) impairment loss on real estate assets of $25.2 million in the 2008 period compared to $3.6 million in the 2007 period and (vi) net loss of $0.8 million in the 2008 period compared to net loss of $26.6 million in the 2007 period.

The net change in real estate inventories-owned is primarily attributable to a decrease in land acquisitions and construction expenditures during the 2008 period compared to the 2007 period due to decreased demand for housing. The decrease in net changes in accrued expenses is primarily attributable to a net decrease in accrued bonus expense of $6.1 million during the 2008 period from a balance of $7.1 million as of December 31, 2007 compared to $1.0 million as of March 31, 2008 compared to a net decrease in accrued bonus expense of $31.1 million during the 2007 period from a balance of $39.4 million as of December 31, 2006 compared to $8.3 million as of March 31, 2007. The changes identified above during the first three months of the periods ending March 31, 2008 and 2007 are recurring in nature and are attributable to the timing of bonus payments and estimated income tax payments made each year, offset by normal accruals for the period.

The decrease in net changes in receivables is attributable to a decrease in escrow proceeds receivable of $15.0 million during the 2008 period from a balance of $19.2 million as of December 31, 2007 to a balance of $4.2 million as of March 31, 2008, compared to a decrease of $41.8 million during the 2007 period, from a balance of $47.3 million as of December 31, 2006 to a balance of $5.5 million as of March 31, 2007. The large balance as of December 31, 2007 and 2006 was temporary in nature and primarily due to a significant number of homes closed in the last five days of the year of 122 in 2007 and 192 in 2006 where the homes had closed escrow but the Company had not yet received the funds from the escrow and title companies. The entire balance of escrow proceeds receivable at December 31, 2007 and 2006 was collected within the first few days of the following period.

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

Net cash used in investing activities decreased to $0.02 million in the 2008 period from $2.6 million in the 2007 period. The change was primarily as a result of a decrease in investments in and advances to unconsolidated joint ventures to $0.04 million in the 2008 period from $2.0 million in the 2007 period.

Net cash provided by financing activities increased to $22.3 million in the 2008 period from $18.9 million in the 2007 period, primarily as a result of minority interest distributions of $2.9 million in the 2008 period compared to minority interest contributions of $2.7 million in the 2007 period and an increase in net borrowings on notes payable to $25.2 million in the 2008 period from $16.2 million in the 2007 period.

Off-Balance Sheet Arrangements

The Company enters into certain off-balance sheet arrangements including joint venture financing, option arrangements, land banking arrangements and variable interests in consolidated and unconsolidated entities. These arrangements are more fully described above and in Notes 2, 4 and 9 to Consolidated Financial Statements. In addition, the Company is party to certain contractual obligations, including land purchases and project commitments, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Description of Projects

The Company’s homebuilding projects usually take two to five years to develop. The following tables presents project information to each of the Company’s homebuilding divisions.

Project (County) Product	Year of First Delivery	Estimated Number of Homes at Completion(1)	Cumulative Units Closed as of March 31, 2008	Backlog at March 31, 2008(2)(3)	Lots Owned as of March 31, 2008	Homes Closed for the Year Ended March 31, 2008	Sales Price Range(5)

SOUTHERN CALIFORNIA REGION
SAN DIEGO/INLAND EMPIRE DIVISION
Wholly-Owned:
San Diego:
Promenade	2006	168	67	6	101	1	$370,000—505,000
Alcala Del Sur	2005	83	81	1	2	0	$660,000—710,000
Pasado Del Sur	2009	89	0	0	25	0	$561,000—601,000
Maybeck	2006	51	46	0	5	8	$630,000—710,000
Sunset Cove	2007	35	34	1	1	5	$450,000—460,000
Santee:
Altair	2008	85	6	21	79	6	$331,000—382,000
Riverside County:
Parkside, Corona	2007	122	79	14	43	10	$441,000—559,000
Serafina, North Corona	2007	314	206	6	108	16	$263,000—355,000
Bridle Creek, Corona	2003	274	239	5	35	4	$573,000—774,000
Savannah at Harveston Ranch, Temecula	2005	162	136	5	26	3	$240,000—306,000
San Bernardino County:
Adelina, Fontana	2008	109	11	1	98	11	$256,000—321,000
Rosabella, Fontana	2008	114	13	5	101	9	$316,000—351,000
Amador, Rancho Cucamonga	2007	69	24	1	45	7	$290,000—362,000
Vintner’s Grove, Rancho Cucamongo
Sollara SFD	2007	45	11	0	34	2	$414,000—509,000
Canela Triplex	2007	63	15	1	48	2	$291,000—361,000
Chapman Heights, Yucaipa
Braeburn	2005	113	101	9	12	9	$424,000—515,000
Crofton	2005	140	139	1	1	3	$403,000—433,000
Vista Bella	2009	108	0	0	108	0	$264,000—295,000
Redcort	2009	90	0	0	90	0	$298,000—323,000

Total Wholly-Owned:		2,234	1,208	77	962	96

Joint Ventures:
San Diego:
Ravenna	2005	199	199	0	0	1	$453,000—513,000
Treviso	2005	186	157	10	29	3	$300,000—410,000

Total Joint Ventures:		385	356	10	29	4

TOTAL SAN DIEGO/INLAND EMPIRE DIVISION		2,619	1,564	87	991	100

ORANGE COUNTY/LOS ANGELES DIVISION
Wholly-Owned:
Irvine:
San Carlos	2007	152	30	1	10	10	$380,000—545,000
Ivy	2009	135	0	0	0	0	$430,000—520,000
Columbus Grove:
Lantana	2006	102	94	6	8	6	$765,000—840,000
Kensington	2006	63	57	2	6	5	$640,000—775,000
Tustin:
Columbus Grove/Columbus Square:
Clarendon	2007	102	102	0	0	2	$270,000—650,000
Astoria	2007	38	31	5	7	5	$725,000—850,000
Mirabella	2008	60	0	0	0	0	$660,000—820,000
Cambridge Lane	2007	156	92	19	64	1	$126,000—500,000
Ainsley Park	2008	84	0	0	0	0	$625,000—725,000
Ciara	2007	67	41	3	26	2	$1,100,000—1,365,000
Verandas	2007	44	28	12	16	2	$650,000—705,000

Project (County) Product	Year of First Delivery	Estimated Number of Homes at Completion(1)	Cumulative Units Closed as of March 31, 2008	Backlog at March 31, 2008(2)(3)	Lots Owned as of March 31, 2008	Homes Closed for the Year Ended March 31, 2008	Sales Price Range(5)
San Clemente:
Alora	2008	13	0	9	13	0	$950,000—1,050,000
San Juan Capistrano:
Floralisa	2005	80	78	2	2	4	$1,275,000—1,295,000
Estrella Rosa	2006	40	40	0	0	1	$1,675,000—1,725,000
Moorpark:
Meridian Hills:
Ashford	2006	125	28	3	3	0	$780,000—890,000
Marquis	2007	123	30	4	4	3	$830,000—975,000
Brighton (Affordable)	2008	17	0	0	0	0	$105,000—272,000
Los Angeles:
Arboreta at Rainbird
Vintage	2008	87	0	14	87	0	$435,000—545,000
Tradition	2008	53	0	22	53	0	$600,000—682,000
Hawthorne:
360 South Bay(6):
The Flats	2010	188	0	0	188	0	$495,000—700,000
The Lofts	2010	123	0	0	123	0	$525,000—775,000
The Rows	2010	94	0	0	94	0	$700,000—810,000
The Courts	2010	118	0	0	118	0	$635,000—790,000
The Gardens	2010	102	0	0	102	0	$755,000—980,000
Azusa:
Gardenia at Rosedale(6)	2010	147	0	0	147	0	$455,000—550,000
Sage Court at Rosedale(6)	2010	176	0	0	176	0	$420,000—515,000

TOTAL ORANGE COUNTY/LOS ANGELES DIVISION		2,489	651	102	1,247	41

SOUTHERN CALIFORNIA REGION COMBINED TOTAL
Wholly-Owned		4,723	1,859	179	2,209	137
Joint Ventures		385	356	10	29	4

		5,108	2,215	189	2,238	141

NORTHERN CALIFORNIA REGION
Wholly-Owned:
Contra Costa County:
Seagate at Bayside, Hercules	2005	96	96	0	0	1	$615,000—727,000
Rivergate I & II, Antioch.	2006	167	120	6	47	3	$390,000—513,000
Vista Del Mar, Pittsburgh
Vineyard (6)	2007	155	1	2	154	0	$650,000—710,000
Victory (6)	2008	129	1	2	128	1	$680,000—745,000
Stanislaus County:
Falling Leaf, Modesto
Trails	2006	100	34	4	66	6	$260,000—325,000
Groves	2006	131	40	0	91	6	$273,000—308,000
Meadows	2006	83	21	6	62	2	$359,000—400,000
Placer County:
Whitney Ranch, Rocklin
Shady Lane	2006	96	46	3	50	4	$390,000—416,000
Twin Oaks	2006	92	27	6	65	2	$531,000—563,000
Sacramento County:
Big Horn, Elk Grove
Plaza Walk	2005	106	72	5	34	6	$250,000—300,000
Gallery Walk	2005	149	100	4	49	5	$200,000—250,000
Verona at Anatolia, Rancho Cordova	2005	79	74	4	5	7	$400,000—425,000
Marquee at Fair Oaks	2007	190	10	2	180	2	$300,000—360,000

Total Wholly-Owned		1,573	642	44	931	45

Project (County) Product	Year of First Delivery	Estimated Number of Homes at Completion(1)	Cumulative Units Closed as of March 31, 2008	Backlog at March 31, 2008(2)(3)	Lots Owned as of March 31, 2008	Homes Closed for the Year Ended March 31, 2008	Sales Price Range(5)
Joint Ventures:
Contra Costa County:
Vista Del Mar, Pittsburgh
Villages	2007	102	31	2	71	7	$366,000—486,000
Venue	2007	132	29	3	103	3	$363,000—579,000
Monterey County:
East Garrison	2011	603	0	0	603	0	$239,000—780,000

Total Joint Ventures:		837	60	5	777	10

NORTHERN CALIFORNIA REGION COMBINED TOTAL
Wholly-Owned		1,573	642	44	931	45
Joint Ventures		837	60	5	777	10

		2,410	702	49	1,708	55

ARIZONA REGION
Wholly-Owned:
Maricopa County
Copper Canyon Ranch, Surprise
Sunset Point	2004	282	282	0	0	1	$287,000—383,000
Talavera, Phoenix	2006	134	129	5	5	4	$256,000—330,000
Coldwater Ranch, Maricopa County	2008	368	0	0	368	0	$149,000—190,000
Lehi Crossing, Mesa	2011	880	0	0	552	0	$209,000—288,000
Rancho Mercado, Phoenix	2011	1,850	0	0	1,850	0	$194,000—282,000
Hastings Property, Queen Creek	2009	631	0	0	631	0	$158,000—435,000
Lyon’s Gate, Gilbert:
Pride	2006	650	279	32	371	14	$173,000—188,000
Savanna	2006	174	119	10	55	7	$200,000—244,000
Sahara	2006	169	114	10	55	12	$234,000—300,000
Acacia	2007	365	30	15	335	8	$190,000—249,000
Future Products	2009	213	0	0	213	0

Total Wholly-Owned:		5,716	953	72	4,435	46

Joint Ventures:
Maricopa County
Circle G at the Church Farm North	2009	1,745	0	0	1,745	0	$154,000—435,000

Total Joint Ventures:		1,745	0	0	1,745	0

ARIZONA REGION TOTAL		7,461	953	72	6,180	46

NEVADA REGION
Wholly-Owned:
Clark County
Summerlin, Las Vegas
Kingwood Crossing	2006	100	63	9	37	3	$385,000—471,000
North Las Vegas
The Cottages	2004	360	300	1	60	3	$202,000—232,000
La Tierra	2006	67	57	2	10	4	$315,000—345,000
Tierra Este	2008	126	0	0	126	0	$275,000—305,000
Carson Ranch, Las Vegas
West Series I	2005	71	67	0	4	0	$395,000—430,000
West Series II	2005	59	53	0	6	2	$406,000—503,000
East Series I	2007	103	53	4	50	3	$355,000—390,000
East Series II	2007	58	9	3	49	2	$406,000—461,000
West Park, Las Vegas
Villas	2006	191	61	3	130	17	$283,000—325,000
Courtyards	2006	113	48	3	65	11	$330,000—380,000
Mesa Canyon, Las Vegas	2010	49	0	0	49	0	$410,000—446,000
The Lyon Estates, Las Vegas	2008	129	0	0	129	0	$635,000—700,000

Project (County) Product	Year of First Delivery	Estimated Number of Homes at Completion(1)	Cumulative Units Closed as of March 31, 2008	Backlog at March 31, 2008(2)(3)	Lots Owned as of March 31, 2008	Homes Closed for the Year Ended March 31, 2008	Sales Price Range(5)
Nye County
Mountain Falls, Pahrump:
Cascata	2005	147	137	0	10	0	$216,000—238,000
Tramonto	2005	212	159	1	53	6	$256,000—291,000
Tramonto Continuation	2010	91	0	0	91	0
Bella Sera	2005	129	96	3	33	4	$312,000—352,000
Cascata Ancora	2007	118	41	5	77	4	$196,000—218,000
Entrata	2007	99	8	3	91	2	$177,000—199,000
Future Projects	2009	1,925	0	0	1,925	0

NEVADA REGION TOTAL		4,147	1,152	37	2,995	61

GRAND TOTALS:
Wholly-Owned		16,159	4,606	332	10,570	289
Joint Ventures		2,967	416	15	2,551	14

		19,126	5,022	347	13,121	303

(1)	The estimated number of homes to be built at completion is subject to change, and there can be no assurance that the Company will build these homes.
(2)	Backlog consists of homes sold under sales contracts that have not yet closed, and there can be no assurance that closings of sold homes will occur.
(3)	Of the total homes subject to pending sales contracts as of March 31, 2008, 310 represent homes completed or under construction and 37 represent homes not yet under construction.
(4)	Lots owned as of March 31, 2008 include lots in backlog at March 31, 2008.
(5)	Sales price range reflects base price only and excluded any lot premium, buyer incentive and buyer selected options, which vary from project to project.
(6)	All or a portion of the lots in this project are not owned as of March 31, 2008. The Company consolidated the purchase price of the lots in accordance with certain related accounting pronouncements, and considers the lots owned at March 31, 2008.

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

Effective January 1, 2008, the Company and its shareholders made a revocation of the “S” corporation election. As a result of this revocation, the Company will be taxed as a “C” corporation. The shareholders will not be able to elect “S” corporation status for at least five years. The revocation of the “S” corporation election will allow taxable losses generated in 2008 to be carried back to the 2006 “C” corporation year. As a result of the change in tax status, the Company recorded a deferred tax asset of $41.6 million as of January 1, 2008. The recorded deferred tax asset reflects the tax refund for the anticipated carry back of the estimated 2008 tax loss to 2006 as a result of the reversal of temporary differences in 2008. The Company expects to receive the refund in mid-2009. In addition, as of January 1, 2008, the Company has unused built-in losses of $19.4 million which are available to offset future income and expire between 2010 and 2011. The utilization of these losses is limited to $3.9 million of taxable income per year; however, any unused losses in any year may be carried forward for utilization in future years through 2010 and 2011. The maximum cumulative unused built-in loss that may be carried forward through 2010 and 2011 is $11.5 million and $7.9 million, respectively. The Company’s ability to utilize the foregoing tax benefits will depend upon the amount of its future taxable income and may be limited under certain circumstances.

Effective January 1, 2007, the company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be considered “more-likely-than-not” to be sustained upon examination by taxing authorities. The Company has taken positions in certain taxing jurisdictions for which it is more likely than not that previously unrecognized tax benefits will be recognized. In addition, the Company has elected to recognize interest and penalties related to uncertain tax positions in the income tax provision. In accordance with the provisions of FIN 48, effective January 1, 2007, the Company recorded an income tax refund receivable of $5.7 million and recognized the associated tax benefit as an increase in additional paid-in capital. In connection therewith, the Company recorded interest receivable of $1.1 million and recognized the associated tax benefit as an increase in retained earnings. At January 1, 2007 and March 31, 2008, the Company has no unrecognized tax benefits.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is subject to U.S. federal income tax examination for calendar tax years ending 2002 through 2007. The Company is subject to various state income tax examinations for calendar tax years ending 2004 through 2007.

The Company is currently under income tax examination by the Internal Revenue Service for the years ended December 31, 2002, 2003 and 2004. During 2007, the Company completed state income tax examinations in the states of California and Arizona for the years ended December 31, 2002 and 2003 with no significant adjustments.

Related Party Transactions

See Note 6 of the Notes to Consolidated Financial Statements for a description of the Company’s transactions with related parties.

Critical Accounting Polices

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and costs and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those which impact its most critical accounting policies. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, the Company’s most critical accounting policies are real estate inventories and cost of sales; impairment of real estate inventories; sales and profit recognition; and variable interest entities. Since December 31, 2007, there have been no changes in the Company’s most critical accounting policies and no material changes in the assumptions and estimates used by management.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurement and requires prospective application for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (the “FSP”). The FSP amends FAS 157 to delay the effective date of FAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. For items within its scope, the FSP defers the effective date of FAS 157 to fiscal years beginning after November 15, 2008. The adoption of FAS 157 by the Company effective as of January 1, 2008 does not have a material impact on the Company’s consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS NO. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). FAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. FAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. On January 1, 2008, the Company did not elect to apply the fair value option to any specific financial assets or liabilities.

In December 2007, the FASB issued SFAS No. 141 (Revised), Business Combinations (“FAS 141R”). FAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed (including intangibles), and any non-controlling interest in the acquired entity. FAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141R is effective for fiscal years beginning after December 15, 2008. The adoption of FAS No. 141R on January 1, 2009 will require the Company to expense all transaction costs for future business combinations which may be significant to the Company based on historical acquisition activity.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51 (“FAS 160”). FAS 160 establishes accounting and reporting standards for a parent company’s non-controlling interest in a subsidiary and for the de-consolidation of a subsidiary. FAS 160 is effective for fiscal years beginning after December 15, 2008. The adoption of FAS No. 160 on January 1, 2009 shall be applied prospectively, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented, including the non-controlling interest shall be reclassified to equity. The adoption of FAS No. 160 will require the Company to record gains or losses upon changes in control which could have a significant impact on the consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133, (“FAS 161”). FAS 161 applies to all derivative instruments and related hedged items accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”). FAS 161 requires entities to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under FAS 133 and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. FAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company does not anticipate the adoption of FAS 161 to have a material impact on its financial position, results of operations or cash flows.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company’s Annual Report on Form 10-K for the year ended December 31, 2007, includes detailed disclosure about quantitative and qualitative disclosures about market risk. Quantitative and qualitative disclosures about market risk have not materially changed since December 31, 2007.

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

Item 4T.

Not Applicable

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

On April 23, 2006, Delaware Chancery Court conditionally certified a class in the Consolidated Delaware Action. The parties to the Consolidated Delaware Action agreed to a Stipulation of Settlement, and on August 9, 2006, the Delaware Chancery Court certified a class in the Consolidated Delaware Action, approved the settlement, and dismissed the Consolidated Delaware Action with prejudice as to all defendants and the class. On February 16, 2007, the fee award to Plaintiffs’ counsel was appealed to the Supreme Court of the State of Delaware. On July 18, 2007, a three-judge panel of the Delaware Supreme Court remanded the matter to the Chancery Court for further proceedings regarding the fee award to Plaintiff’s counsel. Under the appealed award, the Company has no expected liability for Plaintiffs’ counsel fees, which are expected to be paid by General Lyon.

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

Item 1A.    Risk Factors

The Company’s Annual Report on Form 10-K for the year ended December 31, 2007, includes detailed disclosure about risk factors which should be carefully considered when evaluating any investment in the Company. Risk factors have not materially changed since the filing of the Annual Report on Form 10-K for the year ended December 31, 2007.

Items 2, 3, 4 and 5.

Not applicable.

Item 6.    Exhibits

Exhibit No.	Description

10.1

Second Amendment dated as of January 23, 2008 to Amended and Restated Loan Agreement dated as of September 17, 2004 between William Lyon Homes, Inc., a California corporation, and RFC Construction Funding, LLC, a Delaware limited liability company, formerly known as RFC Construction Funding Corp (incorporated herein by reference to Exhibit 10.3 filed with the registrant’s Annual Report on Form 10-K on March 11, 2008).

10.2

Amended and Restated Master Loan Agreement dated as of January 28, 2008 by and between William Lyon Homes, Inc., a California corporation (“Borrower”) and Guaranty Bank, a federal savings bank organized and existing under the laws of the United States (“Lender”) (incorporated herein by reference to Exhibit 10.5 filed with the registrant’s Annual Report on Form 10-K on March 11, 2008).

10.3

Third Amendment to Amended and Restated Revolving Line of Credit Loan Agreement dated as of December 28, 2007, by and between William Lyon Homes, Inc., a California corporation and California Bank & Trust, a California banking corporation (incorporated herein by reference to Exhibit 10.22 filed with the registrant’s Annual Report on Form 10-K on March 11, 2008).

10.4

Fourth Amendment to Amended and Restated Revolving Line of Credit Loan Agreement dated as of January 17, 2008 by and between William Lyon Homes, Inc., a California corporation and California Bank & Trust, a California banking corporation (incorporated herein by reference to Exhibit 10.23 filed with the registrant’s Annual Report on Form 10-K on March 11, 2008).

10.5

Sixth Modification Agreement to Borrowing Base Revolving Line of Credit Agreement dated February 20, 2008 by and between William Lyon Homes, Inc., a California corporation and JPMorgan Chase Bank, N.A., a national banking association (incorporated herein by reference to Exhibit 10.38 filed with the registrant’s Annual Report on Form 10-K on March 11, 2008).

Exhibit No.	Description

10.6

Third Amendment to Borrowing Base Revolving Line of Credit Agreement dated January 23, 2008 between William Lyon Homes, Inc., a California corporation and Wachovia Bank, National Association, a national banking association, formerly referenced as Agent for Wachovia Financial Services, Inc., a North Carolina corporation (incorporated herein by reference to Exhibit 10.57 filed with the registrant’s Annual Report on Form 10-K on March 11, 2008).

10.7

Amendment Agreement entered into as of February 28, 2008, by and between William Lyon Homes, Inc., a California corporation and Comerica Bank (incorporated herein by reference to Exhibit 10.61 filed with the registrant’s Annual Report on Form 10-K on March 11, 2008).

10.8

First Amendment to Loan Agreement dated as of February 25, 2008, but effective as of December 31, 2007, by and between East Garrison Partners I, LLC, a California limited liability company, and RFC Construction Funding, LLC, a Delaware limited liability company, as successor in interest to and assignee of Residential Funding Company, LLC., a Delaware limited liability company (incorporated herein by reference to Exhibit 10.64 filed with the registrant’s Annual Report on Form 10-K on March 11, 2008).

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

WILLIAM LYON HOMES Registrant

Date: May 9, 2008	By:	/s/ MICHAEL D. GRUBBS
MICHAEL D. GRUBBS Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: May 9, 2008	By:	/s/ W. DOUGLASS HARRIS
W. DOUGLASS HARRIS Senior Vice President, Corporate Controller and Corporate Secretary (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1

Second Amendment dated as of January 23, 2008 to Amended and Restated Loan Agreement dated as of September 17, 2004 between William Lyon Homes, Inc., a California corporation, and RFC Construction Funding, LLC, a Delaware limited liability company, formerly known as RFC Construction Funding Corp (incorporated herein by reference to Exhibit 10.3 filed with the registrant’s Annual Report on Form 10-K on March 11, 2008).

10.2

Amended and Restated Master Loan Agreement dated as of January 28, 2008 by and between William Lyon Homes, Inc., a California corporation (“Borrower”) and Guaranty Bank, a federal savings bank organized and existing under the laws of the United States (“Lender”) (incorporated herein by reference to Exhibit 10.5 filed with the registrant’s Annual Report on Form 10-K on March 11, 2008).

10.3

Third Amendment to Amended and Restated Revolving Line of Credit Loan Agreement dated as of December 28, 2007, by and between William Lyon Homes, Inc., a California corporation and California Bank & Trust, a California banking corporation (incorporated herein by reference to Exhibit 10.22 filed with the registrant’s Annual Report on Form 10-K on March 11, 2008).

10.4

Fourth Amendment to Amended and Restated Revolving Line of Credit Loan Agreement dated as of January 17, 2008 by and between William Lyon Homes, Inc., a California corporation and California Bank & Trust, a California banking corporation (incorporated herein by reference to Exhibit 10.23 filed with the registrant’s Annual Report on Form 10-K on March 11, 2008).

10.5

Sixth Modification Agreement to Borrowing Base Revolving Line of Credit Agreement dated February 20, 2008 by and between William Lyon Homes, Inc., a California corporation and JPMorgan Chase Bank, N.A., a national banking association (incorporated herein by reference to Exhibit 10.38 filed with the registrant’s Annual Report on Form 10-K on March 11, 2008).

10.6

Third Amendment to Borrowing Base Revolving Line of Credit Agreement dated January 23, 2008 between William Lyon Homes, Inc., a California corporation and Wachovia Bank, National Association, a national banking association, formerly referenced as Agent for Wachovia Financial Services, Inc., a North Carolina corporation (incorporated herein by reference to Exhibit 10.57 filed with the registrant’s Annual Report on Form 10-K on March 11, 2008).

10.7

Amendment Agreement entered into as of February 28, 2008, by and between William Lyon Homes, Inc., a California corporation and Comerica Bank (incorporated herein by reference to Exhibit 10.61 filed with the registrant’s Annual Report on Form 10-K on March 11, 2008).

10.8

First Amendment to Loan Agreement dated as of February 25, 2008, but effective as of December 31, 2007, by and between East Garrison Partners I, LLC, a California limited liability company, and RFC Construction Funding, LLC, a Delaware limited liability company, as successor in interest to and assignee of Residential Funding Company, LLC., a Delaware limited liability company (incorporated herein by reference to Exhibit 10.64 filed with the registrant’s Annual Report on Form 10-K on March 11, 2008).

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