Form 10-Q
period 2008-06-30
WILLIAM LYON HOMES
filed 2008-08-06
CIK 1095996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐                    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at August 1, 2008
Common stock, par value $.01	1,000

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

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements.

WILLIAM LYON HOMES

CONSOLIDATED BALANCE SHEETS

(in thousands except number of shares and par value per share)

ASSETS
	June 30, 2008	December 31, 2007
	(unaudited)
Cash and cash equivalents	$91,910	$73,197
Receivables — Note 7	27,731	45,267
Real estate inventories — Notes 2 and 3
Owned	916,228	1,061,660
Not owned	124,744	144,265
Investments in and advances to unconsolidated joint ventures — Note 4	2,878	4,671
Property and equipment, less accumulated depreciation of $13,229 and $12,093 at June 30, 2008 and December 31, 2007, respectively	14,980	16,092
Deferred loan costs	8,219	9,645
Goodwill	5,896	5,896
Deferred taxes — Note 7	41,602	—
Other assets	10,614	14,635

	$1,244,802	$1,375,328

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$25,292	$40,890
Accrued expenses	53,833	67,786
Liabilities from inventories not owned	93,874	113,395
Notes payable — Note 5	231,064	266,932
7 5/8% Senior Notes due December 15, 2012 — Note 5	150,000	150,000
10 3/4% Senior Notes due April 1, 2013 — Note 5	247,735	247,553
7 1/2% Senior Notes due February 15, 2014 — Note 5	150,000	150,000

	951,798	1,036,556

Minority interest in consolidated entities — Notes 2 and 4	49,977	56,009

Stockholders’ equity — Note 8
Common stock, par value $.01 per share; 3,000 shares authorized; 1,000 shares outstanding at June 30, 2008 and December 31, 2007, respectively	—	—
Additional paid-in capital	48,867	48,867
Retained earnings	194,160	233,896

	243,027	282,763

	$1,244,802	$1,375,328

See accompanying notes.

WILLIAM LYON HOMES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Operating revenue
Home sales	$133,241	$256,920	$245,957	$449,600
Lots, land and other sales	6,848	14,168	31,569	27,529

	140,089	271,088	277,526	477,129

Operating costs
Cost of sales — homes	(127,302)	(219,869)	(235,086)	(377,877)
Cost of sales — lots, land and other	(7,391)	(12,974)	(32,276)	(24,767)
Impairment loss on real estate assets — Note 3	(20,918)	(84,111)	(46,118)	(87,665)
Sales and marketing	(10,999)	(17,232)	(22,103)	(30,705)
General and administrative	(6,515)	(9,182)	(13,499)	(20,696)
Other	(332)	—	(1,774)	(111)

	(173,457)	(343,368)	(350,856)	(541,821)

Equity in (loss) income of unconsolidated joint ventures — Note 4	(714)	28	(805)	(614)

Minority equity in loss (income) of consolidated entities — Note 2	790	(6,935)	1,715	(9,218)

Operating loss	(33,292)	(79,187)	(72,420)	(74,524)
Interest expense, net of amounts capitalized	(6,088)	—	(9,254)	—
Other income, net	450	1,401	346	2,542

Loss before benefit (provision) for income taxes	(38,930)	(77,786)	(81,328)	(71,982)

Benefit (provision) for income taxes — Note 7
Provision for income taxes	—	914	(10)	413
Reduction of deferred tax assets as a result of election to be taxed as an “S” corporation for income tax purposes effective on January 1, 2007	—	—	—	(31,887)
Recordation of deferred tax assets as a result of revocation of election to be taxed as an “S” corporation for income tax purposes effective January 1, 2008	—	—	41,602	—

	—	914	41,592	(31,474)

Net loss	$(38,930)	$(76,872)	$(39,736)	$(103,456)

See accompanying notes.

WILLIAM LYON HOMES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2008

(in thousands)

(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total
	Shares	Amount
Balance — December 31, 2007	1	$—	$48,867	$233,896	$282,763
Net loss	—	—	—	(39,736)	(39,736)

Balance — June 30, 2008	1	$—	$48,867	$194,160	$243,027

See accompanying notes.

WILLIAM LYON HOMES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2008	2007
Operating activities
Net loss	$(39,736)	$(103,456)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,136	1,236
Impairment loss on real estate assets	46,118	87,665
Equity in loss of unconsolidated joint ventures	805	614
Distribution of income from unconsolidated joint ventures	816	—
Minority equity in (loss) income of consolidated entities	(1,715)	9,218
(Benefit) provision for income taxes	(41,592)	31,474
Net changes in operating assets and liabilities:
Receivables	17,536	80,591
Real estate inventories — owned	99,496	(80,381)
Deferred loan costs	1,426	907
Other assets	4,021	(6,865)
Accounts payable	(15,598)	2,571
Accrued expenses	(13,963)	(51,523)

Net cash provided by (used in) operating activities	58,750	(27,949)

Investing activities
Investments in and advances to unconsolidated joint ventures	(40)	(4,636)
Distributions of capital from unconsolidated joint ventures	212	—
Purchases of property and equipment	(24)	(615)

Net cash provided by (used in) investing activities	148	(5,251)

Financing activities
Proceeds from borrowing on notes payable	325,787	888,899
Principal payments on notes payable	(361,655)	(855,949)
Minority interest distributions, net	(4,317)	(22,573)

Net cash (used in) provided by financing activities	(40,185)	10,377

Net increase (decrease) in cash and cash equivalents	18,713	(22,823)
Cash and cash equivalents — beginning of period	73,197	38,732

Cash and cash equivalents — end of period	$91,910	$15,909

Supplemental disclosures of cash flow information
Income tax benefit credited to additional paid-in capital and retained earnings	$—	$6,776

Net changes in real estate inventories — not owned and liabilities from inventories not owned	$19,521	$29,411

Net changes in real estate inventories — not owned and minority interests	$—	$19,937

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

The interim consolidated financial statements have been prepared in accordance with the Company’s customary accounting practices. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a presentation in accordance with U.S. generally accepted accounting principles have been included. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

The preparation of the Company’s financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities as of June 30, 2008 and December 31, 2007 and revenues and expenses for the periods presented. Accordingly, actual results could differ materially from those estimates in the near-term.

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

	June 30,
	2008	2007
Warranty liability, beginning of period	$30,048	$23,364
Warranty provision during period	2,337	4,533
Warranty payments during period	(4,795)	(6,543)
Warranty charges related to pre-existing warranties during period	317	1,163

Warranty liability, end of period	$27,907	$22,517

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

In December 2007, the FASB issued SFAS No. 141 (Revised), Business Combinations (“FAS 141R”). FAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed (including intangibles), and any non-controlling interest in the acquired entity. FAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141R is effective for fiscal years beginning after December 15, 2008. The adoption of FAS No. 141R on January 1, 2009 will require the Company to expense all transaction costs for future business combinations, which may be significant to the Company. The Company is currently evaluating the effect FAS 141R will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51 (“FAS 160”). FAS 160 establishes accounting and reporting standards

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

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

Supplemental consolidating financial information of the Company, specifically including information for the joint ventures and land banking arrangements consolidated under Interpretation No. 46, is presented below to allow investors to determine the nature of assets held and the operations of the consolidated entities. Investments in consolidated entities in the financial statements of wholly-owned entities presented below use the equity

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

method of accounting. Consolidated real estate inventories-owned include land deposits under option agreements or land banking arrangements of $57,372,000 and $57,321,000 at June 30, 2008 and December 31, 2007, respectively.

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

Summary information with respect to the Company’s consolidated and unconsolidated land banking arrangements is as follows as of June 30, 2008 (dollars in thousands):

Total number of land banking projects	4

Total number of lots	1,054

Total purchase price	$243,310

Balance of lots still under option and not purchased:
Number of lots	626

Purchase price	$124,744

Forfeited deposits (cash and letters of credit) if lots are not purchased	$42,003

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET BY FORM OF OWNERSHIP

(in thousands)

	June 30, 2008
	Wholly- Owned	Variable Interest Entities Under Interpretation No. 46	Eliminating Entries	Consolidated Total

ASSETS

Cash and cash equivalents	$85,665	$6,245	$—	$91,910
Receivables	27,731	—	—	27,731
Real estate inventories
Owned	751,486	164,742	—	916,228
Not owned	93,874	30,870	—	124,744
Investments in and advances to unconsolidated joint ventures	2,878	—	—	2,878
Investments in consolidated entities	64,704	—	(64,704)	—
Other assets	81,311	—	—	81,311
Intercompany receivables	—	2,475	(2,475)	—

	$1,107,649	$204,332	$(67,179)	$1,244,802

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued expenses	$70,697	$8,428	$—	$79,125
Liabilities from inventories not owned	93,874	—	—	93,874
Notes payable	150,172	80,892		231,064
7 5/8% Senior Notes due December 15, 2012	150,000	—	—	150,000
10 3/4% Senior Notes due April 1, 2013	247,735	—	—	247,735
7 1/2% Senior Notes due February 15, 2014	150,000	—	—	150,000
Intercompany payables	2,144	331	(2,475)	—

Total liabilities	864,622	89,651	(2,475)	951,798
Minority interest in consolidated entities	—	—	49,977	49,977
Owners’ capital
William Lyon Homes	—	64,704	(64,704)	—
Others	—	49,977	(49,977)	—
Stockholders’ equity	243,027	—	—	243,027

	$1,107,649	$204,332	$(67,179)	$1,244,802

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS BY FORM OF OWNERSHIP

(in thousands)

	Three Months Ended June 30, 2008
	Wholly- Owned	Variable Interest Entities Under Interpretation No. 46	Elimination Entries	Consolidated Total
Operating revenue
Sales	$135,819	$4,270	$—	$140,089
Management fees	186	—	(186)	—

	136,005	4,270	(186)	140,089

Operating costs
Cost of sales	(130,240)	(4,639)	186	(134,693)
Loss on impairment of real estate assets	(20,918)	—	—	(20,918)
Sales and marketing	(10,411)	(588)	—	(10,999)
General and administrative	(6,513)	(2)	—	(6,515)
Other	(332)	—	—	(332)

	(168,414)	(5,229)	186	(173,457)

Equity in loss of unconsolidated joint ventures	(714)	—	—	(714)

Equity in loss of consolidated entities	(154)	—	154	—

Minority equity in loss of consolidated entities	—	—	790	790

Operating loss	(33,277)	(959)	944	(33,292)
Interest expense, net of amounts capitalized	(6,088)	—	—	(6,088)
Other income, net	435	15	—	450

Net loss	$(38,930)	$(944)	$944	$(38,930)

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS BY FORM OF OWNERSHIP

(in thousands)

	Six Months Ended June 30, 2008
	Wholly- Owned	Variable Interest Entities Under Interpretation No. 46	Elimination Entries	Consolidated Total
Operating revenue
Sales	$268,022	$9,504	$—	$277,526
Management fees	400	—	(400)	—

	268,422	9,504	(400)	277,526

Operating costs
Cost of sales	(257,171)	(10,591)	400	(267,362)
Loss on impairment of real estate assets	(46,118)	—	—	(46,118)
Sales and marketing	(20,921)	(1,182)	—	(22,103)
General and administrative	(13,451)	(48)	—	(13,499)
Other	(1,774)	—	—	(1,774)

	(339,435)	(11,821)	400	(350,856)

Equity in loss of unconsolidated joint ventures	(805)	—	—	(805)

Equity in loss of consolidated entities	(549)	—	549	—

Minority equity in loss of consolidated entities	—	—	1,715	1,715

Operating loss	(72,367)	(2,317)	2,264	(72,420)
Interest expense, net of amounts capitalized	(9,254)	—	—	(9,254)
Other income, net	293	53	—	346

Loss before benefit from income taxes	(81,328)	(2,264)	2,264	(81,328)
Benefit from income taxes	41,592	—	—	41,592

Net loss	$(39,736)	$(2,264)	$2,264	$(39,736)

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

Note 3 — Real Estate Inventories

Real estate inventories consist of the following (in thousands):

	June 30, 2008	December 31, 2007
Inventories owned: (1)
Land deposits	$57,372	$57,321
Land and land under development	579,140	609,023
Homes completed and under construction	171,552	258,161
Model homes	108,164	137,155

Total	$916,228	$1,061,660

Inventories not owned: (2)
Variable interest entities — land banking arrangement	$30,870	$30,870
Other land options contracts	93,874	113,395

Total inventories not owned	$124,744	$144,265

(1)	In 2008, the Company has temporarily suspended all development, sales and marketing activities at thirteen of its projects which are in the early stages of development. Management of the Company has concluded that this strategy is necessary under the prevailing market conditions and would allow the Company to market the properties at some future time when market conditions may have improved. The Company has incurred costs related to the thirteen projects of $243,824,000 as of June 30, 2008, of which $131,258,000 is included in Land and land under development, $68,246,000 is included in Homes completed and under construction and $44,320,000 is included in Model homes.
(2)	Includes the consolidation of certain lot option arrangements and land banking arrangements determined to be VIEs under Interpretation No. 46 in which the company is considered the primary beneficiary (See Note 2 above) and the consolidation of a certain land banking arrangement recorded as a product financing arrangement. Amounts are net of deposits.

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

The results of operations for the three and six months ended June 30, 2008, include non-cash charges of $20,918,000 and $46,118,000, respectively, to record impairment losses on real estate assets held by the Company at certain of its homebuilding projects. The impairments were primarily attributable to slower than anticipated home sales and lower than anticipated net revenue due to softening market conditions. As a result, the future undiscounted cash flows estimated to be generated were determined to be less than the carrying amount of the assets. Accordingly, the related real estate assets were written-down to their estimated fair value. The non-cash charges are reflected in impairment loss on real estate assets in the accompanying consolidated statements of operations.

Note 4 — Investments in and Advances to Unconsolidated Joint Ventures

The Company and certain of its subsidiaries are general partners or members in joint ventures involved in the development and sale of residential projects. The consolidated financial statements of the Company include the accounts of the Company, all majority-owned and controlled subsidiaries and certain joint ventures which have been determined to be variable interest entities in which the Company is considered the primary beneficiary (see Note 2). The financial statements of joint ventures which have not been determined to be variable interest entities in which the Company is considered the primary beneficiary are not consolidated with the Company’s financial statements. The Company’s investments in unconsolidated joint ventures are accounted for using the equity method because the Company has a 50% or less voting or economic interest (and thus such joint ventures are not controlled by the Company). Condensed combined financial information of these unconsolidated joint ventures as of June 30, 2008 and December 31, 2007 is summarized as follows:

CONDENSED COMBINED BALANCE SHEETS

(in thousands)

	June 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Cash and cash equivalents	$1,646	$1,912
Real estate inventories	12,412	9,910
Investment in unconsolidated joint venture	721	3,899

	$14,779	$15,721

LIABILITIES AND OWNERS’ CAPITAL
Accounts payable	$485	$294
Accrued expenses	28	—
Notes payable	7,389	4,991

	7,902	5,285

Owners’ capital
William Lyon Homes	2,878	4,671
Others	3,999	5,765

	6,877	10,436

	$14,779	$15,721

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONDENSED COMBINED STATEMENTS OF OPERATIONS

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Operating costs
General and administrative	$(226)	$—	$(420)	$—
Other	—	(325)	—	(743)

	(226)	(325)	(420)	(743)

Equity in income (loss) of unconsolidated joint ventures	(1,202)	311	(1,190)	(592)

Operating loss	(1,428)	(14)	(1,610)	(1,335)
Other income, net	—	70	—	108

Net (loss) income	$(1,428)	$56	$(1,610)	$(1,227)

Allocation to owners:
William Lyon Homes	$(714)	$28	$(805)	$(614)
Others	(714)	28	(805)	(613)

	$(1,428)	$56	$(1,610)	$(1,227)

Income and loss allocations and cash distributions to the Company are made on a pro rata basis in accordance with the Company’s ownership interest in each respective joint venture. The Company’s ownership interest in these joint ventures is approximately 50%.

Note 5 — Senior Notes

As of June 30, 2008 and December 31, 2007, the Company had the following outstanding Senior Note obligations (collectively, the “Senior Notes”) (in thousands):

	June 30, 2008	December 31, 2007
	(unaudited)
7 5/8% Senior Notes due December 15, 2012	$150,000	$150,000
10 3/4% Senior Notes due April 1, 2013	247,735	247,553
7 1/2% Senior Notes due February 15, 2014	150,000	150,000

	$547,735	$547,553

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

Except as set forth in the Indenture governing the 10 3/4% Senior Notes, the 10 3/4% Senior Notes were not redeemable prior to April 1, 2008. Thereafter, the 10 3/4% Senior Notes are redeemable at the option of California Lyon, in whole or in part, at a redemption price equal to 100% of the principal amount plus a premium declining ratably to par, plus accrued and unpaid interest, if any.

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

At June 30, 2008, the Company had approximately $150,172,000 of secured indebtedness (excluding approximately $80,892,000 of secured indebtedness of consolidated entities — see Note 2) and approximately $57,531,000 of additional secured indebtedness available to be borrowed under the Company’s credit facilities, as limited by the Company’s borrowing base formulas.

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONSOLIDATING BALANCE SHEET

June 30, 2008

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
ASSETS
Cash and cash equivalents	$—	$81,275	$3,774	$6,861	$—	$91,910
Receivables	—	12,980	14,751	—	—	27,731
Real estate inventories
Owned	—	751,486	—	164,742	—	916,228
Not Owned	—	124,744	—	—	—	124,744
Investments in and advances to unconsolidated joint ventures	—	2,878	—	—	—	2,878
Property and equipment, net	—	2,177	12,803	—	—	14,980
Deferred loan costs	—	8,219	—	—	—	8,219
Goodwill	—	5,896	—	—	—	5,896
Deferred taxes	—	41,602	—	—	—	41,602
Other assets	—	7,833	2,781	—	—	10,614
Investments in subsidiaries	243,027	65,170	8,697	—	(316,894)	—
Intercompany receivables	—	—	195,451	2,475	(197,926)	—

	$243,027	$1,104,260	$238,257	$174,078	$(514,820)	$1,244,802

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$—	$16,507	$357	$8,428	$—	$25,292
Accrued expenses	—	50,337	3,360	136	—	53,833
Liabilities from inventories not owned	—	93,874	—	—	—	93,874
Notes payable	—	137,137	13,035	80,892	—	231,064
7 5/8% Senior Notes	—	150,000	—	—	—	150,000
10 3/4% Senior Notes	—	247,735	—	—	—	247,735
7 1/2% Senior Notes	—	150,000	—	—	—	150,000
Intercompany payables	—	197,581	—	345	(197,926)	—

Total liabilities	—	1,043,171	16,752	89,801	(197,926)	951,798
Minority interest in consolidated entities	—	—	—	—	49,977	49,977
Stockholders’ equity	243,027	61,089	221,505	84,277	(366,871)	243,027

	$243,027	$1,104,260	$238,257	$174,078	$(514,820)	$1,244,802

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended June 30, 2008

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$118,987	$16,832	$4,270	$—	$140,089
Management fees	—	(186)	—	—	186	—

	—	118,801	16,832	4,270	186	140,089

Operating costs
Cost of sales	—	(114,663)	(15,205)	(4,639)	(186)	(134,693)
Loss on impairment of real estate assets	—	(20,918)	—	—	—	(20,918)
Sales and marketing	—	(9,258)	(1,153)	(588)	—	(10,999)
General and administrative	—	(6,408)	(105)	(2)	—	(6,515)
Other	—	(332)	—	—	—	(332)

	—	(151,579)	(16,463)	(5,229)	(186)	(173,457)

Equity in loss of unconsolidated joint ventures	—	(714)	—	—	—	(714)

(Loss) income from subsidiaries	(38,930)	(212)	3	—	39,139	—

Minority equity in loss of consolidated entities	—	—	—	—	790	790

Operating (loss) income	(38,930)	(33,704)	372	(959)	39,929	(33,292)
Interest expense, net of amounts capitalized	—	(6,088)	—	—	—	(6,088)
Other income (loss), net	—	513	(76)	13	—	450

Loss before benefit for income taxes	(38,930)	(39,279)	296	(946)	39,929	(38,930)
Benefit from income taxes	—	—	—	—	—	—

Net loss	$(38,930)	$(39,279)	$296	$(946)	$39,929	$(38,930)

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS

Six Months Ended June 30, 2008

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries		Consolidated Company
Operating revenue
Sales	$—	$240,463	$27,559	$9,504	$		$277,526
Management fees	—	400	—	—		(400)	—

	—	240,863	27,559	9,504		(400)	277,526

Operating costs
Cost of sales	—	(232,166)	(25,005)	(10,591)		400	(267,362)
Impairment loss on real estate assets	—	(46,118)	—	—		—	(46,118)
Sales and marketing	—	(19,014)	(1,907)	(1,182)		—	(22,103)
General and administrative	—	(13,234)	(217)	(48)		—	(13,499)
Other	—	(1,773)	(1)	—		—	(1,774)

	—	(312,305)	(27,130)	(11,821)		400	(350,856)

Equity in loss of unconsolidated joint ventures	—	(805)	—	—		—	(805)

(Loss) income from subsidiaries	(39,736)	(823)	4	—		40,555	—

Minority equity in income of consolidated entities	—	—	—	—		1,715	1,715

Operating (loss) income	(39,736)	(73,070)	433	(2,317)		42,270	(72,420)
Interest expense, net of amounts capitalized	—	(9,254)	—	—		—	(9,254)
Other income, net	—	928	(632)	50		—	346

(Loss) income before provision for income taxes	(39,736)	(81,396)	(199)	(2,267)		42,270	(81,328)
Provision for income taxes	—	41,592	—	—		—	41,592

Net (loss) income	$(39,736)	$(39,804)	$(199)	$(2,267)		$42,270	$(39,736)

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2008

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating activities
Net loss	$(39,736)	$(39,804)	$(199)	$(2,267)	$42,270	$(39,736)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	432	704	—	—	1,136
Impairment loss on real estate assets	—	46,118	—	—	—	46,118
Equity in loss of unconsolidated joint ventures	—	805	—	—	—	805
Distribution of income from unconsolidated joint ventures	—	816	—	—	—	816
Minority equity in loss of consolidated entities	—	—	—	—	(1,715)	(1,715)
Equity in earnings (loss) of subsidiaries	39,736	823	(4)	—	(40,555)	—
Benefit from income taxes	—	(41,592)	—	—	—	(41,592)
Net changes in operating assets and liabilities:
Receivables	—	19,365	(1,850)	21	—	17,536
Intercompany receivables/payables	—	—	(2,737)	1,834	903	—
Real estate inventories—owned	—	100,458	—	(962)	—	99,496
Deferred loan costs	—	1,426	—	—	—	1,426
Other assets	—	4,410	(389)	—	—	4,021
Accounts payable	—	(16,521)	(34)	957	—	(15,598)
Accrued expenses	—	(11,798)	(133)	(2,032)	—	(13,963)

Net cash provided by (used in) operating activities	—	64,938	(4,642)	(2,449)	903	58,750

Investing activities
Net change in investment in and advances to unconsolidated joint ventures	—	(40)	—	—	—	(40)
Distributions of capital from unconsolidated joint ventures	—	212	—	—	—	212
Purchases of property and equipment	—	(17)	(7)	—	—	(24)
Investments in subsidiaries	—	1,437	—	—	(1,437)	—
Advances to affiliates	—	1,263	—	—	(1,263)	—

Net cash provided by (used in) investing activities	—	2,855	(7)	—	(2,700)	148

Financing activities
Proceeds from borrowings on notes payable	—	171,501	149,805	4,481	—	325,787
Principal payments on notes payable	—	(213,431)	(148,224)	—	—	(361,655)
Minority interest contributions, net	—	—	—	—	(4,317)	(4,317)
Advances to affiliates	—	—	(89)	(6,025)	6,114	—

Net cash provided by (used in) financing activities	—	(41,930)	1,492	(1,544)	1,797	(40,185)

Net (decrease) increase in cash and cash equivalents	—	25,863	(3,157)	(3,993)	—	18,713
Cash and cash equivalents at beginning of period	—	55,412	6,931	10,854	—	73,197

Cash and cash equivalents at end of period	$—	$81,275	$3,774	$6,861	$—	$91,910

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

For the three months ended June 30, 2008 and 2007, the Company incurred reimbursable on-site labor costs of $40,000 and $29,000, respectively, for providing customer service to real estate projects developed by entities controlled by William Lyon and William H. Lyon, of which $25,000 and $89,000 was due to the Company at June 30, 2008 and December 31, 2007, respectively. For the six months ended June 30, 2008 and 2007, the Company incurred reimbursable on-site labor costs of $95,000 and $79,000, respectively, for providing customer service to real estate projects developed by entities controlled by William Lyon and William H. Lyon.

For the three months ended June 30, 2008 and 2007, the Company incurred charges of $197,000 and $189,000, respectively related to rent on its corporate office, from a trust of which William H. Lyon is the sole beneficiary. For the six months ended June 30, 2008 and 2007, the Company incurred charges of $385,000 and $378,000, respectively, related to rent on its corporate office, from a trust of which William H. Lyon is the sole beneficiary.

Effective September 1, 2004, the Company entered into an aircraft consulting and management agreement with an affiliate (the “Affiliate”) of William Lyon to operate and manage the Company’s aircraft. The terms of the agreement provide that the Affiliate shall consult and render its advice and management services to the Company with respect to all functions necessary to the operation, maintenance and administration of the aircraft. The Company’s business plan for the aircraft includes (i) use by Company executives for traveling on Company business to the Company’s divisional offices and other destinations, (ii) charter service to outside third parties and (iii) charter service to William Lyon personally. Charter services for outside third parties are contracted for at market rates. As compensation to the Affiliate for its management and consulting services under the agreement, the Company pays the Affiliate a fee equal to (i) the amount equal to 107% of compensation paid by the affiliate for the pilots supplied pursuant to the agreement, (ii) $50 per operating hour for the aircraft and (iii) $9,000 per month for hangar rent. In addition, all maintenance work, inspections and repairs performed by the Affiliate on

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

the aircraft are charged to the Company at the Affiliate’s published rates for maintenance, inspections and repairs in effect at the time such work is completed. The total compensation paid to the Affiliate under the agreement amounted to $422,000 and $259,000 for the three months ended June 30, 2008 and 2007, respectively, and $647,000 and $616,000, for the six months ended June 30, 2008 and 2007, respectively.

General William Lyon entered into a time sharing agreement (“the Agreement”) with the Company pertaining to his personal use of the aircraft. The agreement calls for General Lyon to reimburse the company for all costs incurred by the Company during his personal flights plus a surcharge on fuel consumption of two times the cost. Pursuant to the agreement, the Company had earned revenue of $117,000 and $139,000 for charter services provided to William Lyon personally, during the three months ended June 30, 2008 and 2007, respectively, and $561,000 and $337,000 was due to the Company at June 30, 2008 and December 31, 2007, respectively. For the six months ended June 30, 2008 and 2007, the Company had earned revenue of $223,000 and $198,000, respectively for charter services provided to General Lyon, personally.

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

Note 7 — Income Taxes

Effective January 1, 2007, the Company made an election in accordance with federal and state regulations to be taxed as an “S” corporation rather than a “C” corporation. Under this election, the Company’s taxable income flows through to and is reported on the personal tax returns of its shareholders. The shareholders are responsible for paying the appropriate taxes based on this election. The Company does not pay any federal taxes under this election and is only required to pay certain state taxes based on a rate of approximately 1.5% of taxable income. As a result of this election, the Company’s provision for income taxes for the six months ended June 30, 2007 included a reduction of deferred tax assets of $31,887,000 due to the elimination of any future tax benefit by the Company from such assets. In addition, unused recognized built in losses in the amount of $19,414,000 were no longer available to the Company.

Effective January 1, 2008, the Company and its shareholders made a revocation of the “S” corporation election. As a result of this revocation, the Company will be taxed as a “C” corporation. The shareholders will

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

not be able to elect “S” corporation status for at least five years. The revocation of the “S” corporation election will allow taxable losses generated in 2008 to be carried back to the 2006 “C” corporation year. As a result of the change in tax status, the Company recorded a deferred tax asset and related income tax benefit of $41,602,000 as of January 1, 2008. The recorded deferred tax asset reflects the anticipated tax refund for the carry back of the estimated 2008 tax loss to 2006 as a result of the reversal of temporary differences in 2008. The Company expects to receive the tax refund in early 2009. In addition, as of January 1, 2008, the Company has unused built-in losses of $19,414,000 which are available to offset future income and expire between 2010 and 2011. The utilization of these losses is limited to $3,883,000 of taxable income per year; however, any unused losses in any year may be carried forward for utilization in future years through 2010 and 2011. The maximum cumulative unused built-in loss that may be carried forward through 2010 and 2011 is $11,526,000 and $7,888,000, respectively. The Company’s ability to utilize the foregoing tax benefits will depend upon the amount of its future taxable income and may be limited under certain circumstances.

Effective January 1, 2007, the company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be considered “more-likely-than-not” to be sustained upon examination by taxing authorities. The Company has taken positions in certain taxing jurisdictions for which it is more likely than not that previously unrecognized tax benefits will be recognized. In addition, the Company has elected to recognize interest and penalties related to uncertain tax positions in the income tax provision. In accordance with the provisions of FIN 48, effective January 1, 2007, the Company recorded an income tax refund receivable of $5,654,000 and recognized the associated tax benefit as an increase in additional paid-in capital. In connection therewith, the Company recorded interest receivable of $1,122,000 and recognized the associated tax benefit as an increase in retained earnings. At December 31, 2007 and June 30, 2008, the Company has no unrecognized tax benefits.

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

As of June 30, 2008, the Company had $18,674,000 of outstanding irrevocable standby letters of credit to guarantee the Company’s financial obligations under certain land banking arrangements, joint venture agreements and other contractual arrangements in the normal course of business. The beneficiary may draw upon these letters of credit in the event of a contractual default by the Company relating to each respective obligation. These letters of credit have a stated term of 12 months and have varying maturities through 2009, at which time the Company may be required to renew the letters of credit to coincide with the term of the respective arrangement.

The Company also had outstanding performance and surety bonds of $219,116,000 at June 30, 2008 related principally to its obligations for site improvements at various projects. The Company does not believe that draws upon these bonds, if any, will have a material effect on the Company’s financial position, results of operations or cash flows.

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

Results of Operations

Overview and Recent Results

Selected financial and operating information for the Company including its wholly-owned projects and joint ventures as of and for the periods presented is as follows:

	Three Months Ended June 30,
	2008			2007
	Wholly-Owned	Joint Ventures	Consolidated Total	Wholly-Owned	Joint Ventures	Consolidated Total
Selected Financial Information (dollars in thousands)
Homes closed	308	11	319	471	77	548

Home sales revenue	$128,971	$4,270	$133,241	$224,432	$32,488	$256,920
Cost of sales	(122,849)	(4,453)	(127,302)	(195,020)	(24,849)	(219,869)

Gross margin	$6,122	$(183)	$5,939	$29,412	$7,639	$37,051

Gross margin percentage	4.7%	(4.3)%	4.5%	13.1%	23.5%	14.4%

Number of homes closed
California	200	11	211	302	77	379
Arizona	73	—	73	86	—	86
Nevada	35	—	35	83	—	83

Total	308	11	319	471	77	548

Average sales price
California	$510,000	$388,200	$503,600	$561,300	$421,900	$533,000
Arizona	233,300	—	233,300	294,100	—	294,100
Nevada	284,300	—	284,300	356,800	—	356,800

Total	$418,700	$388,200	$417,700	$476,500	$421,900	$468,800

Number of net new home orders
California	255	22	277	302	47	349
Arizona	78	—	78	87	—	87
Nevada	63	—	63	54	—	54

Total	396	22	418	443	47	490

Average number of sales locations during period
California	25	3	28	30	6	36
Arizona	4	—	4	5	—	5
Nevada	11	—	11	10	—	10

Total	40	3	43	45	6	51

	As of June 30,
	2008			2007
	Wholly-Owned	Joint Ventures	Consolidated Total	Wholly-Owned	Joint Ventures	Consolidated Total
Backlog of homes sold but not closed at end of period
California	278	26	304	482	74	556
Arizona	77	—	77	166	—	166
Nevada	65	—	65	74	—	74

Total	420	26	446	722	74	796

Dollar amount of homes sold but not closed at end of period (dollars in thousands)
California	$117,935	$8,524	$126,459	$299,542	$32,487	$332,029
Arizona	15,579	—	15,579	39,311	—	39,311
Nevada	18,326	—	18,326	25,327	—	25,327

Total	$151,840	$8,524	$160,364	$364,180	$32,487	$396,667

Lots controlled at end of period
Owned lots
California	2,745	795	3,540	4,467	1,019	5,486
Arizona	4,362	1,745	6,107	4,716	1,745	6,461
Nevada	2,960	—	2,960	1,173	—	1,173

Total	10,067	2,540	12,607	10,356	2,764	13,120

Optioned lots(1)
California			534			1,163
Arizona			328			2,703
Nevada			—			1,013

Total			862			4,879

Total lots controlled
California			4,074			6,649
Arizona			6,435			9,164
Nevada			2,960			2,186

Total			13,469			17,999

(1)	Optioned lots may be purchased by the Company as wholly-owned projects or may be purchased by newly formed joint ventures.

	Six Months Ended June 30,
	2008			2007
	Wholly-owned	Joint Ventures	Combined Total	Wholly-owned	Joint Ventures	Combined Total
Selected Financial Information (dollars in thousands)
Homes closed	597	25	622	854	115	969

Home sales revenue	$236,454	$9,503	$245,957	$398,453	$51,147	$449,600
Cost of sales	(224,895)	(10,191)	(235,086)	(339,911)	(37,966)	(377,877)

Gross margin	$11,559	$(688)	$10,871	$58,542	$13,181	$71,723

Gross margin percentage	4.9%	(7.2)%	4.4%	14.7%	25.8%	16.0%

Number of homes closed
California	382	25	407	504	115	619
Arizona	119	—	119	224	—	224
Nevada	96	—	96	126	—	126

Total	597	25	622	854	115	969

Average sales price
California	$477,400	$380,100	$471,500	$571,900	$444,800	$548,300
Arizona	236,600	—	236,600	293,900	—	293,900
Nevada	270,000	—	270,000	352,200	—	352,200

Total	$396,100	$380,100	$395,400	$466,600	$444,800	$464,000

Number of net new home orders
California	485	41	526	683	137	820
Arizona	129	—	129	199	—	199
Nevada	134	—	134	140	—	140

Total	748	41	789	1,022	137	1,159

Average number of sales locations during period
California	31	3	34	31	6	37
Arizona	4	—	4	5	—	5
Nevada	11	—	11	10	—	10

Total	46	3	49	46	6	52

On a consolidated basis, the number of net new home orders for the three months ended June 30, 2008 decreased 14.7% to 418 homes from 490 homes for the three months ended June 30, 2007. The number of homes closed on a consolidated basis for the three months ended June 30, 2008, decreased 41.8% to 319 homes from 548 homes for the three months ended June 30, 2007. On a consolidated basis, the backlog of homes sold but not closed as of June 30, 2008 was 446, down 44.0% from 796 homes a year earlier, and up 28.5% from 347 homes at March 31, 2008.

Homes in backlog are generally closed within three to six months. The dollar amount of backlog of homes sold but not closed on a consolidated basis as of June 30, 2008 was $160.4 million, down 59.6% from $396.7 million as of June 30, 2007 and up 13.0% from $141.9 million as of March 31, 2008. The cancellation rate of buyers who contracted to buy a home but did not close escrow at the Company’s projects was approximately 21% during the three months ended June 30, 2008 compared to 32% during the three months ended June 30, 2007. The inventory of completed and unsold homes was 32 homes as of June 30, 2008, down from 99 homes at March 31, 2008.

The average number of sales locations during the quarter ended June 30, 2008 was 43, down 15.7% from 51 in the comparable period a year ago. The Company’s number of new home orders per average sales location increased slightly to 9.7 for the quarter ended June 30, 2008 as compared to 9.6 for the quarter ended June 30, 2007.

Comparison of Three Months Ended June 30, 2008 to June 30, 2007

Consolidated operating revenue for the three months ended June 30, 2008 was $140.1 million, a decrease of $131.0 million, or 48.3%, from consolidated operating revenue of $271.1 million for the three months ended June 30, 2007. Revenue from sales of wholly-owned homes decreased $95.4 million, or 42.5%, to $129.0 million in the 2008 period from $224.4 million in the 2007 period. This decrease was comprised of (i) a decrease of $77.6 million due to a decrease in the number of wholly-owned homes closed to 308 in 2008 from 471 in 2007 and (ii) a decrease of $17.8 million due to a decrease in the average sales price of wholly-owned homes closed to $418,700 in the 2008 period from $476,500 in the 2007 period. Consolidated operating revenue includes revenue from sales of joint ventures due to the adoption of Interpretation No. 46. Revenue from sales of joint venture homes decreased $28.2 million, or 86.8%, to $4.3 million in the 2008 period from $32.5 million in the 2007 period. This decrease was comprised of (i) a decrease of $0.4 million due to a decrease in the average sales price of joint venture homes closed to $388,200 in the 2008 period from $421,900 in the 2007 period and (ii) a decrease of $27.8 million due to a decrease in the number of joint venture homes closed to 11 in 2008 from 77 in 2007. Revenue from sales of lots, land and other decreased to $6.8 million in the 2008 period from $14.2 million in the 2007 period due to the bulk sales of land in California in 2008, compared to the sale of a golf course in one of the Company’s markets and other bulk sales of land in Arizona in 2007.

Operating loss decreased to $33.3 million in the 2008 period from $79.2 million in the 2007 period. The excess of revenue from sales of homes over the related costs of sales (gross margin) decreased by $31.2 million to $5.9 million in the 2008 period from $37.1 million in the 2007 period primarily due to (i) a decrease in the number of homes closed to 319 in the 2008 period from 548 in the 2007 period, (ii) a decrease in the average sales price of homes closed to $417,700 in the 2008 period from $468,800 in the 2007 period and (iii) a decrease in the gross margin percentage to 4.5% in the 2008 period from 14.4% in the 2007 period. The excess of revenue from sales of lots, land and other over the related cost of sales (gross margin) decreased to a loss of $(0.6) million in the 2008 period from a profit of $1.2 million in the 2007 period primarily due to the bulk sales of land in California in the 2008 period and the sale of a golf course in one of the Company’s markets and other bulk sales of land in Arizona in the 2007 period.

Operating costs for the three months ended June 30, 2008 include a non-cash charge of $20.9 million to record impairment loss on real estate assets held by the Company at certain of its homebuilding projects compared to $84.1 million for the three months ended June 30, 2007. The impairment was primarily attributable to slower than anticipated home sales and lower than anticipated net revenue due to continued depressed market conditions in the housing industry. As a result, the future undiscounted cash flows estimated to be generated were determined to be less than the carrying amount of the assets. Accordingly, the related real estate assets were written-down to their estimated fair value. Management determines the estimated fair value by present valuing the estimated future cash flows, including interest cost, at discount rates which are commensurate with the risk of the project under evaluation, generally ranging from 8% to 14%. The non-cash charge is reflected in impairment loss on real estate assets in the consolidated statements of operations.

Sales and marketing expense decreased $6.2 million to $11.0 million in the 2008 period from $17.2 million in the 2007 period primarily due to (i) a decrease of $0.5 million in sales commissions due to the reduction in units closed and revenue from home sales in 2008 as compared to 2007, (ii) a decrease of $2.2 million in commissions paid to outside brokers in 2008 as compared to 2007, (iii) a decrease of $1.4 million in seller closing costs in 2008 as compared to 2007 and (iv) a decrease of $1.8 million in advertising expenses in 2008 compared to 2007. General and administrative expenses decreased $2.7 million to $6.5 million in the 2008 period from $9.2 million in the 2007 period primarily as a result of (i) a decrease in salaries and benefits of $2.2 million to $4.2 million in the 2008 period from $6.6 million in the 2007 period due to a reduction in the Company’s number of employees and (ii) other cost reduction measures implemented by management due to the soft housing market. Other operating costs consist of (i) operating losses realized by golf course operations in certain of the Company’s divisions which increased to $0.3 million in the 2008 period with no comparable amount in the 2007 period. Equity in (loss) income of unconsolidated joint ventures decreased to $(0.7) million in the 2008 period from $0.02 million in the 2007 period. Minority equity in loss (income) of consolidated entities increased to income of $0.8 million in the 2008 period from a loss of $(6.9) million in the 2007 period, primarily due to net losses recorded at certain joint venture projects in the 2008 period compared to net income recorded at certain joint venture projects in the 2007 period.

Interest incurred decreased to $17.0 million in the 2008 period from $18.7 million in the 2007 period primarily due to a decrease in average debt balances and a decrease in interest rates. Interest expense, net of amounts capitalized was $6.1 million in the 2008 period, with no comparable amount in the 2007 period due to a decrease in real estate assets which qualify for interest capitalization in the 2008 period.

The benefit (provision) for income taxes was a benefit of $0.9 million in the 2007 period with no comparable amount in the 2008 period.

As a result of the foregoing factors, net loss decreased to $38.9 million in the 2008 period from a net loss of $76.9 million in the 2007 period.

Comparison of Six Months Ended June 30, 2008 to June 30, 2007

Consolidated operating revenue for the six months ended June 30, 2008 was $277.5 million, a decrease of $199.6 million, or 41.8%, from consolidated operating revenue of $477.1 million for the six months ended June 30, 2007. Revenue from sales of wholly-owned homes decreased $162.0 million, or 40.6%, to $236.5 million in the 2008 period from $398.5 million in the 2007 period. This decrease was comprised of (i) a decrease of $119.9 million due to a decrease in the number of wholly-owned homes closed to 597 in 2008 from 854 in 2007 and (ii) a decrease of $42.1 million due to a decrease in the average sales price of wholly-owned homes closed to $396,100 in the 2008 period from $466,600 in the 2007 period. Consolidated operating revenue includes revenue from sales of joint ventures due to the adoption of Interpretation No. 46. Revenue from sales of joint venture homes decreased $41.6 million, or 81.4%, to $9.5 million in the 2008 period from $51.1 million in the 2007 period. This decrease was comprised of (i) a decrease of $1.6 million due to a decrease in the average sales price of joint venture homes closed to $380,100 in the 2008 period from $444,800 in the 2007 period and (ii) a decrease of $40.0 million due to a decrease in the number of joint venture homes closed to 25 in 2008 from 115 in 2007. Revenue from sales of lots, land and other increased to $31.6 million in the 2008 period from $27.5 million in the 2007 period due to the bulk sales of land in California in 2008, compared to the sale of a golf course in one of the Company’s markets and other bulk sales of land in Arizona in 2007.

Operating loss decreased to $72.4 million in the 2008 period from $74.5 million in the 2007 period. The excess of revenue from sales of homes over the related costs of sales (gross margin) decreased by $60.8 million to $10.9 million in the 2008 period from $71.7 million in the 2007 period primarily due to (i) a decrease in the number of homes closed to 622 in the 2008 period from 969 in the 2007 period, (ii) a decrease in the average sales price of homes closed to $395,400 in the 2008 period from $464,000 in the 2007 period and (iii) a decrease in the gross margin percentage to 4.4% in the 2008 period from 16.0% in the 2007 period. The excess of revenue from sales of lots, land and other over the related cost of sales (gross margin) decreased to a loss of $(0.7) million in the 2008 period from a profit of $2.7 million in the 2007 period primarily due to the bulk sales of land in California in the 2008 period and the sale of a golf course in one of the Company’s markets and other bulk sales of land in Arizona in the 2007 period.

Operating costs for the six months ended June 30, 2008 include a non-cash charge of $46.1 million to record impairment loss on real estate assets held by the Company at certain of its homebuilding projects compared to $87.7 million for the six months ended June 30, 2007. The impairment was primarily attributable to slower than anticipated home sales and lower than anticipated net revenue due to continued depressed market conditions in the housing industry. As a result, the future undiscounted cash flows estimated to be generated were determined to be less than the carrying amount of the assets. Accordingly, the related real estate assets were written-down to their estimated fair value. Management determines the estimated fair value by present valuing the estimated future cash flows, including interest cost, at discount rates which are commensurate with the risk of the project under evaluation, generally ranging from 8% to 14%. The non-cash charge is reflected in impairment loss on real estate assets in the consolidated statements of operations.

Sales and marketing expense decreased $8.6 million to $22.1 million in the 2008 period from $30.7 million in the 2007 period primarily due to (i) a decrease of $0.8 million in sales commissions due to the reduction in units closed and revenue from home sales in 2008 as compared to 2007, (ii) a decrease of $3.9 million in commissions paid to outside brokers in 2008 as compared to 2007, (iii) a decrease of $1.5 million in seller paid closing costs and (iv) a decrease of $2.7 million in advertising expenses in 2008 compared to 2007. General and administrative expenses decreased $7.2 million to $13.5 million in the 2008 period from $20.7 million in the 2007 period primarily as a result of (i) a decrease in salaries and benefits of $6.1 million to $8.8 million in the 2008 period from $14.9 in the 2007 period due to a reduction in the Company’s number of employees, (ii) a decrease in bonus expense of $0.7 million to $1.6 million in the 2008 period from $2.3 million in the 2007 period and (iii) other cost reduction measures implemented by management due to the soft housing market. Other operating costs consist of (i) operating losses realized by golf course operations in certain of the Company’s divisions which increased to $0.7 million in the 2008 period from $0.1 million in the 2007 period and (ii) non-recurring items of approximately $1.1 million incurred by the Company during the 2008 period. Equity in (loss) income of unconsolidated joint ventures decreased to a loss of $(0.8) million in the 2008 period from a loss of $(0.6) million in the 2007 period. Minority equity in loss (income) of consolidated entities increased to income of $1.7 million in the 2008 period from a loss of $9.2 million in the 2007 period, primarily due to net losses recorded at certain joint venture projects in the 2008 period compared to net income recorded at certain joint venture projects in the 2007 period.

Interest incurred decreased to $35.1 million in the 2008 period from $36.2 million in the 2007 period primarily due to a slight decrease in average debt balances and a decrease in interest rates. Interest expense, net of amounts capitalized was $9.3 million in the 2008 period, with no comparable amount in the 2007 period due to a decrease in real estate assets which qualify for interest capitalization in the 2008 period.

The benefit (provision) for income taxes was a benefit of $41.6 million in the 2008 period compared to a provision of $31.5 million in the 2007 period. Effective January 1, 2008, the Company revoked the “S” corporation election and changed its tax status to a “C” corporation. As a result, the Company recorded a deferred tax asset and related tax benefit of $41.6 million in the 2008 period. Effective January 1, 2007 the Company elected to change its tax status to an “S” Corporation from a “C” Corporation, which required the Company to reduce deferred tax assets and incur an income tax provision of $31.9 million in the 2007 period. See Note 7 of “Notes to Consolidated Financial Statements” for further discussion.

As a result of the foregoing factors, net loss decreased to $39.7 million in the 2008 period from $103.5 million in the 2007 period.

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

In 2008, the homebuilding industry has experienced continued decreased demand for housing, which has resulted in a decrease in new home orders, home closings, average sales prices and gross margins for the Company compared to the 2007 period. During the three and six months ended June 30, 2008, the Company incurred impairment losses on real estate assets in the amount of $20.9 million and $46.1 million, respectively. The impairments were primarily attributable to slower than anticipated homes sales and lower than anticipated net revenue due to the continued decline in market conditions in the homebuilding industry. The Company was required to write-down the book value of certain real estate assets in accordance with Statement No. 144, as defined in Note 1 of “Notes to Consolidated Financial Statements”.

During 2007 and 2008, in response to the slow-down in the homebuilding industry, the Company entered into certain land sales transactions to improve its liquidity and to reduce its overall debt. On December 26, 2007 and January 7, 2008, the Company entered into ten separate agreements with various affiliates of one of its equity partners (the “Equity Partner Agreements”). Pursuant to the Equity Partner Agreements, the Company agreed to sell to the equity partner affiliates 604 residential lots and 5 model homes in 10 communities in Orange County, San Diego County and Ventura County, California for an aggregate purchase price of $90.6 million in cash. The purchase and sale of 404 of the residential lots and the 5 model homes closed on December 27, 2007 (for an aggregate consideration of approximately $65.9 million) and the remainder of the residential lots closed on January 9, 2008. Prior to the sale, the collective net book value of these lots (as reflected on the Company’s financial statements) was approximately $210.7 million, resulting in a total loss on the sales transactions of $120.1 million. The loss of $40.3 million related to the portion of the land sales which closed in January 2008 was reflected in the Consolidated Statement of Operations as Impairment Losses on Real Estate Assets for the year ended December 31, 2007. The Company has entered into agreements with the various affiliates of the equity partner to build and market homes in 5 of the 10 communities on behalf of the affiliates. For such services, the Company receives fees (generally five percent of the sale price as defined) and may, under certain circumstances, receive additional compensation if certain financial thresholds are achieved. On April 4, 2008, certain of the equity partner affiliates acquired an additional 9 model homes in 2 of the 10 communities for an aggregate purchase price of $7.1 million.

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

In 2008, the Company has temporarily suspended all development, sales and marketing activities at thirteen of its projects which are in the early stages of development. Management of the Company has concluded that this strategy is necessary under the prevailing market conditions and would allow the Company to market the properties at some future time when market conditions may have improved.

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

Under the modified Revolving Credit Facilities, the aggregate loan commitment is $305 million at June 30, 2008 (including one facility of $60.0 million, three of $50.0 million each, two of $35.0 million each and one of $25.0 million), with maturities at various dates as follows:

Loan Commitment Amount (in millions)	Balance Outstanding at June 30, 2008 (in millions)	Initial Maturity Date(1)
$35.0	$14.6	September 2008
60.0	12.5	September 2008
50.0	21.6	December 2008
35.0	7.3	April 2009
25.0	3.3	May 2009
50.0	28.1	June 2009
50.0	8.4	July 2009

$305.0	$95.8

(1)	After the initial maturity date, additional advances may be obtained to complete previously approved projects subject to all other requirements for advances under the borrowing base. Repayments of borrowed amounts are required at the time a sold house closes escrow or at the time a house must be removed from the borrowing base. The final maturity date would generally be twelve to twenty-four months after the initial maturity date.

The Company is required to comply with a number of covenants, the most restrictive of which require the Company to maintain:

•	A tangible net worth, as defined, of $175.0 million;

•	A ratio of total liabilities to tangible net worth, each as defined, of less than 5.00 to 1; and

•	Minimum liquidity, as defined, of at least $20.0 million.

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

Effective January 1, 2007, the Company made an election in accordance with federal and state regulations to be taxed as an “S” corporation rather than a “C” corporation. Under this election, the Company’s taxable income flows through to and is reported on the personal tax returns of its shareholders. The shareholders are responsible for paying the appropriate taxes based on this election. The Company does not pay any federal taxes under this election and is only required to pay certain state taxes based on a rate of approximately 1.5% of taxable income. As a result of this election, the Company’s provision for income taxes for the six months ended June 30, 2007 included a reduction of deferred tax assets of $31.9 million due to the elimination of any future tax benefit by the

Company from such assets. In addition, unused recognized built in losses in the amount of $19.4 million were no longer available to the Company.

Effective January 1, 2008, the Company and its shareholders made a revocation of the “S” corporation election. As a result of this revocation, the Company will be taxed as a “C” corporation. The shareholders will not be able to elect “S” corporation status for at least five years. The revocation of the “S” corporation election will allow taxable losses generated in 2008 to be carried back to the 2006 “C” corporation year. As a result of the change in tax status, the Company recorded a deferred tax asset and related income tax benefit of $41.6 million as of January 1, 2008. The recorded deferred tax asset reflects the anticipated tax refund for the carry back of the estimated 2008 tax loss to 2006 as a result of the reversal of temporary differences in 2008. The Company expects to receive the refund in early 2009. In addition, as of January 1, 2008, the Company has unused built-in losses of $19.4 million which are available to offset future income and expire between 2010 and 2011. The utilization of these losses is limited to $3.9 million of taxable income per year; however, any unused losses in any year may be carried forward for utilization in future years through 2010 and 2011. The maximum cumulative unused built-in loss that may be carried forward through 2010 and 2011 is $11.5 million and $7.9 million, respectively. The Company’s ability to utilize the foregoing tax benefits will depend upon the amount of its future taxable income and may be limited under certain circumstances.

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

Except as set forth in the Indenture governing the 10 3/4% Senior Notes, the 10 3/4% Senior Notes were not redeemable prior to April 1, 2008. Thereafter, the 10 3/4% Senior Notes are redeemable at the option of California Lyon, in whole or in part, at a redemption price equal to 100% of the principal amount plus a premium declining ratably to par, plus accrued and unpaid interest, if any.

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

At June 30, 2008, the Company had approximately $150.2 million of secured indebtedness, (excluding approximately $80.9 million of secured indebtedness of consolidated entities) and approximately $57.5 million of additional secured indebtedness available to be borrowed under the Company’s credit facilities, as limited by the Company’s borrowing base formulas.

Revolving Credit Facilities

As of June 30, 2008, the Company has seven revolving credit facilities which have an aggregate maximum loan commitment of $305.0 million, (including one facility of $60.0 million, three of $50.0 million each, two of $35.0 million each and one of $25.0 million), with maturities at various dates as follows:

Loan Commitment Amount (in millions)	Balance Outstanding at June 30, 2008 (in millions)	Initial Maturity Date(1)
$35.0	$14.6	September 2008
60.0	12.5	September 2008
50.0	21.6	December 2008
35.0	7.3	April 2009
25.0	3.3	May 2009
50.0	28.1	June 2009
50.0	8.4	July 2009

$305.0	$95.8

(1)	After the initial maturity date, additional advances may be obtained to complete previously approved projects subject to all other requirements for advances under the borrowing base. Repayments of borrowed amounts are required at the time a sold house closes escrow or at the time a house must be removed from the borrowing base. The final maturity date would generally be twelve to twenty-four months after the initial maturity date.

The revolving credit facilities have similar characteristics. The Company may borrow amounts, subject to applicable borrowing base and concentration limitations, as defined. During the last year of the term of each facility, the commitment amount will decrease ratably until the commitment under each facility is reduced to zero by the final maturity date, as defined in each respective agreement.

Availability under each credit facility is subject not only to the maximum amount committed under the respective facility, but also to both various borrowing base and concentration limitations. The borrowing base limits lender advances to certain agreed percentages of asset value. The allowed percentage generally increases as the asset progresses from land under development to residence subject to contract of sale. Advances for each type of collateral become due in whole or in part, subject to possible re-borrowing, and/or the collateral becomes excluded from the borrowing base, after a specified period or earlier upon sale. Concentration limitations further restrict availability under the credit facilities. The effect of these borrowing base and concentration limitations essentially is to mandate minimum levels of the Company’s investment in a project, with higher percentages of investment required at earlier phases of a project, and with greater absolute dollar amounts of investment required as a project progresses. Each revolving credit facility is secured by deeds of trust on the real property and improvements thereon owned by the Company in the subdivision project(s) approved by the respective lender, as well as pledges of all net sale proceeds, related contracts and other ancillary property. Also, each credit facility includes financial covenants, which may limit the amount that may be borrowed thereunder. Outstanding advances bear interest at various rates, which approximate the prime rate. As of June 30, 2008, $95.8 million was outstanding under these credit facilities, with a weighted-average interest rate of 4.875%, and the undrawn availability was $57.5 million as limited by the borrowing base formulas. Interest on the revolving credit facilities is calculated on the average, outstanding daily balance and is paid following the end of each month. During the three and six months ended June 30, 2008, the Company borrowed $47.4 million and $159.6 million, respectively, and repaid $103.3 million and $203.5 million, respectively, under these facilities. The maximum amount outstanding was $144.4 million and the weighted average borrowings were $123.8 million during the three months ended June 30, 2008. Interest incurred on the revolving credit facilities for the three and six months ended June 30, 2008 was $1.7 million and $4.2 million, respectively. The Company routinely makes borrowings under its revolving credit facilities in the ordinary course of business within the maximum aggregate loan commitment amounts to fund its operations, including its land acquisition and home building activities, and repays such borrowings, as required by the credit facilities, with the net sales proceeds of sales of the real property, including homes, which secure the applicable credit facility.

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

As of and for the period ending June 30, 2008, the Company is in compliance with these covenants.

Construction Notes Payable

At June 30, 2008, the Company had construction notes payable on certain consolidated entities amounting to $122.2 million. The construction notes have various maturity dates through 2017 and bear interest at rates ranging from prime plus 0.25% to prime plus 1.50% at June 30, 2008. Interest is calculated on the average daily balance and is paid following the end of each month.

Seller Financing

At June 30, 2008, the Company had no notes payable outstanding related to land acquisitions for which seller financing was provided.

Revolving Mortgage Warehouse Credit Facilities

The Company, through its mortgage subsidiary and one of its unconsolidated joint ventures, has entered into two revolving mortgage warehouse credit facilities with banks to fund its mortgage origination operations. The original credit facility, which matures in September 2008, provides for revolving loans of up to $22.5 million outstanding, $15.0 million of which is committed (lender obligated to lend if stated conditions are satisfied) and $7.5 million is not committed (lender advances are optional even if stated conditions are otherwise satisfied). The

Company’s mortgage subsidiary and one of its unconsolidated joint ventures entered into an additional $20.0 million credit facility which matures in May 2009. The Company expects the maturities to be extended by the lender at each maturity date. Mortgage loans are generally held for a short period of time and are typically sold to investors within 7 to 15 days following funding. The facilities are secured by substantially all of the assets of each of the borrowers, including the mortgage loans held for sale, all rights of each of the borrowers with respect to contractual obligations of third party investors to purchase such mortgage loans, and all proceeds of sale of such mortgage loans. The facilities, which have LIBOR based pricing, also contain certain financial covenants requiring the borrowers to maintain minimum tangible net worth, leverage, profitability and liquidity. These facilities are non-recourse and are not guaranteed by the Company. At June 30, 2008 the outstanding balance under these facilities was $13.0 million.

Land Banking Arrangements

The Company enters into purchase agreements with various land sellers. In some instances, and as a method of acquiring land in staged takedowns, thereby minimizing the use of funds from the Company’s revolving credit facilities and other corporate financing sources and limiting the Company’s risk, the Company transfers its right in such purchase agreements to entities owned by third parties (land banking arrangements). These entities use equity contributions and/or incur debt to finance the acquisition and development of the lots. The entities grant the Company an option to acquire lots in staged takedowns. In consideration for this option, the Company makes a non-refundable deposit of 15% to 25% of the total purchase price. Additionally, the Company may be subject to other penalties if lots are not acquired. The Company is under no obligation to purchase the balance of the lots, but would forfeit remaining deposits and be subject to penalties if the lots were not purchased. The Company does not have legal title to these entities or their assets and has not guaranteed their liabilities. These land banking arrangements help the Company manage the financial and market risk associated with land holdings. The use of these land banking arrangements is dependent on, among other things, the availability of capital to the option provider, general housing market conditions and geographic preferences. As described in Note 2 of “Notes to Consolidated Financial Statements”, Interpretation No. 46, requires the consolidation of the assets, liabilities and operations of two of the Company’s land banking arrangements including, as of June 30, 2008, real estate inventories of $30.9 million, which are included in real estate inventories not owned in the Company’s consolidated balance sheet.

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

Summary information with respect to the Company’s consolidated and unconsolidated land banking arrangements is as follows as of June 30, 2008 (dollars in thousands):

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

As of June 30, 2008, the Company’s investment in and advances to unconsolidated joint ventures was $2.9 million and the venture partners’ investment in such joint ventures was $4.0 million. As of June 30, 2008, these joint ventures had obtained financing from construction lenders which amounted to $7.4 million of outstanding indebtedness.

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

Cash Flows — Comparison of Six Months Ended June 30, 2008 to Six Months Ended June 30, 2007

Net cash provided by (used in) operating activities increased to a source of $58.8 million in the 2008 period from a use of $27.9 million in the 2007 period. The change was primarily as a result of (i) a decrease in real estate inventories-owned of $99.5 million in the 2008 period from an increase of $80.4 million in the 2007 period, (ii) a decrease in accrued expenses of $14.0 million in the 2008 period compared to a decrease of $51.5 million in the 2007 period, (iii) a decrease in receivables of $17.5 million in the 2008 period compared to a decrease of $80.6 million in the 2007 period, (iv) a benefit for income taxes of $41.6 million in the 2008 period compared to a provision for income taxes of $31.5 million in the 2007 period, (v) impairment loss on real estate assets of $46.1 million in the 2008 period compared to $87.7 million in the 2007 period and (vi) net loss of $39.7 million in the 2008 period compared to net loss of $103.5 million in the 2007 period.

The decrease in real estate inventories-owned is primarily attributable to a decrease in land acquisitions and construction expenditures during the 2008 period compared to the 2007 period due to decreased demand for housing.

The decrease in accrued expenses is partially attributable to the decrease in accrued deferred compensation of $6.7 million in the 2008 period due to the termination of the Company’s Executive Deferred Compensation Plan (previously disclosed in the Company’s Annual Report on Form 10-K for the year ending December 31, 2007). As of December 31, 2007, the deferred compensation liability balance was $6.7 million. In addition, a net decrease in accrued bonus expense of $5.3 million during the 2008 period from a balance of $7.1 million as of December 31, 2007 compared to $1.8 million as of June 30, 2008 compared to a net decrease in accrued bonus expense of $29.8 million during the 2007 period from a balance of $39.4 million as of December 31, 2006 compared to $9.6 million as of June 30, 2007. The changes identified above during the first three months of the periods ending March 31, 2008 and 2007 are recurring in nature and are attributable to the timing of bonus payments made each year, offset by normal accruals for the period.

The decrease in receivables is attributable to a decrease in escrow proceeds receivable of $16.9 million during the 2008 period from a balance of $19.2 million as of December 31, 2007 to a balance of $2.3 million as of June 30, 2008, compared to a decrease of $43.2 million during the 2007 period, from a balance of $47.3 million as of December 31, 2006 to a balance of $4.1 million as of June 30, 2007. The large balance as of December 31, 2007 and 2006 was temporary in nature and primarily due to a significant number of homes closed in the last five days of the year of 122 in 2007 and 192 in 2006 where the homes had closed escrow but the Company had not yet received the funds from the escrow and title companies. The entire balance of escrow proceeds receivable at December 31, 2007 and 2006 was collected within the first few days of the following period.

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

Net cash provided by (used in) investing activities increased to source of $0.1 million in the 2008 period from a use of $5.3 million in the 2007 period. The change was primarily as a result of a decrease in investments in and advances to unconsolidated joint ventures to $0.04 million in the 2008 period from $4.6 million in the 2007 period.

Net cash (used in) provided by financing activities decreased to a use of $40.2 million in the 2008 period from a source of $10.4 million in the 2007 period, primarily as a result of minority interest distributions of $4.3 million in the 2008 period compared to $22.6 million in the 2007 period and net principal payments on notes payable of $35.9 million in the 2008 period compared to net borrowings on notes payable of $33.0 in the 2007 period.

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

Project (County) Product	Year of First Delivery	Estimated Number of Homes at Completion(1)	Cumulative Units Closed as of June 30, 2008	Backlog at June 30, 2008(2)(3)	Lots Owned as of June 30, 2008(4)	Homes Closed for the Year Ended June 30, 2008	Sales Price Range(5)

	SOUTHERN CALIFORNIA REGION
SAN DIEGO/INLAND EMPIRE DIVISION
Wholly-Owned:
San Diego:
Promenade	2006	168	79	1	89	13	$370,000—480,000
Alcala Del Sur	2005	83	83	0	0	2	$660,000—710,000
Pasado Del Sur	2009	89	0	0	25	0	$535,000—575,000
Maybeck	2006	51	51	0	0	13	$620,000—710,000
Sunset Cove	2007	35	35	0	0	6	$420,000—460,000
Santee:
Altair	2008	85	17	14	68	17	$330,000—355,000
Riverside County:
Parkside, Corona	2007	122	81	27	41	12	$436,000—529,000
Serafina, North Corona	2007	314	210	22	104	20	$265,000—349,000
Bridle Creek, Corona	2003	274	240	10	34	5	$436,000—560,000
Savannah at Harveston Ranch, Temecula	2005	162	136	21	26	3	$240,000—306,000
San Bernardino County:
Adelina, Fontana	2008	109	17	7	92	17	$265,000—295,000
Rosabella, Fontana	2008	114	24	4	90	20	$288,000—310,000
Amador, Rancho Cucamonga	2007	69	27	2	42	10	$278,000—335,000
Vintner’s Grove, Rancho Cucamongo
Sollara SFD	2007	45	11	8	34	2	$390,000—455,000
Canela Triplex	2007	63	15	8	48	2	$278,000—335,000
Chapman Heights, Yucaipa
Braeburn	2005	113	104	9	9	12	$434,000—609,000
Crofton	2005	140	140	0	0	4	$403,000—433,000
Vista Bella	2012	108	0	0	108	0	$264,000—295,000
Redcort	2012	90	0	0	90	0	$298,000—323,000

Total Wholly-Owned:		2,234	1,270	133	900	158

Joint Ventures:
San Diego:
Ravenna	2005	199	199	0	0	1	$453,000—513,000
Treviso	2005	186	158	19	28	4	$300,000—410,000

Total Joint Ventures:		385	357	19	28	5

TOTAL SAN DIEGO/INLAND EMPIRE DIVISION		2,619	1,627	152	928	163

ORANGE COUNTY/LOS ANGELES DIVISION
Wholly-Owned:
Irvine:
San Carlos	2007	152	33	2	7	13	$380,000—545,000
Ivy	2009	135	0	0	0	0	$430,000—520,000
Columbus Grove:
Lantana	2006	102	97	5	5	9	$765,000—840,000
Kensington	2006	63	62	1	1	10	$640,000—775,000
Tustin:
Columbus Grove/Columbus Square:
Clarendon	2007	102	102	0	0	2	$270,000—650,000
Astoria	2007	38	37	1	1	11	$725,000—850,000
Cambridge Lane	2007	156	94	30	62	3	$126,000—500,000
Ciara	2007	67	47	7	20	8	$1,000,000—1,265,000
Verandas	2007	44	44	0	0	18	$650,000—705,000

Project (County) Product	Year of First Delivery	Estimated Number of Homes at Completion(1)	Cumulative Units Closed as of June 30, 2008	Backlog at June 30, 2008(2)(3)	Lots Owned as of June 30, 2008(4)	Homes Closed for the Year Ended June 30, 2008	Sales Price Range(5)
San Clemente:
Alora	2008	13	12	1	1	12	$950,000—1,050,000
San Juan Capistrano:
Floralisa	2005	80	80	0	0	6	$1,275,000—1,295,000
Estrella Rosa	2006	40	40	0	0	1	$1,675,000—1,725,000
Moorpark:
Meridian Hills:
Ashford	2006	31	31	0	0	3	$780,000—890,000
Marquis	2007	34	34	0	0	7	$830,000—975,000
Los Angeles:
Arboreta at Rainbird
Vintage	2008	87	0	21	87	0	$435,000—545,000
Tradition	2008	53	0	32	53	0	$600,000—689,000
Hawthorne:
360 South Bay(6):
The Flats	2010	188	0	0	188	0	$495,000—700,000
The Lofts	2010	123	0	0	123	0	$525,000—775,000
The Rows	2010	94	0	0	94	0	$700,000—810,000
The Courts	2010	118	0	0	118	0	$635,000—790,000
The Gardens	2010	102	0	0	102	0	$755,000—980,000
Azusa:
Rosedale(6)
Gardenia	2010	147	0	0	147	0	$455,000—550,000
Sage Court	2010	176	0	0	176	0	$420,000—515,000

TOTAL ORANGE COUNTY/LOS ANGELES DIVISION		2,145	713	100	1,185	103

SOUTHERN CALIFORNIA REGION COMBINED TOTAL
Wholly-Owned		4,379	1,983	233	2,085	261
Joint Ventures		385	357	19	28	5

		4,764	2,340	252	2,113	266

	NORTHERN CALIFORNIA REGION
Wholly-Owned:
Contra Costa County:
Seagate at Bayside, Hercules	2005	96	96	0	0	1	$615,000—727,000
Rivergate I & II, Antioch	2006	167	126	13	41	9	$350,000—430,000
Vista Del Mar, Pittsburgh
Vineyard(6)	2007	155	7	5	148	6	$650,000—710,000
Victory(6)	2008	129	7	2	122	7	$680,000—745,000
Stanislaus County:
Falling Leaf, Modesto
Trails	2006	43	43	0	0	15	$260,000—325,000
Groves	2006	43	43	0	0	9	$273,000—308,000
Meadows	2006	33	33	0	0	14	$359,000—400,000
Placer County:
Whitney Ranch, Rocklin
Shady Lane	2006	96	54	4	42	12	$365,000—391,000
Twin Oaks	2006	92	34	2	58	9	$430,000—558,000
Sacramento County:
Big Horn, Elk Grove
Plaza Walk	2005	106	79	6	27	13	$250,000—300,000
Gallery Walk	2005	149	104	8	45	9	$200,000—235,000
Verona at Anatolia, Rancho Cordova	2005	79	78	1	1	11	$400,000—425,000
Marquee at Fair Oaks	2007	190	14	4	176	6	$300,000—360,000

Total Wholly-Owned		1,378	718	45	660	121

Project (County) Product	Year of First Delivery	Estimated Number of Homes at Completion(1)	Cumulative Units Closed as of June 30, 2008	Backlog at June 30, 2008(2)(3)	Lots Owned as of June 30, 2008(4)	Homes Closed for the Year Ended June 30, 2008	Sales Price Range(5)
Joint Ventures:
Contra Costa County:
Vista Del Mar, Pittsburgh
Villages	2007	102	35	4	67	11	$303,000—361,000
Venue	2007	132	35	3	97	9	$363,000—579,000
Monterey County:
East Garrison	2011	603	0	0	603	0	$239,000—780,000

Total Joint Ventures:		837	70	7	767	20

NORTHERN CALIFORNIA REGION COMBINED TOTAL
Wholly-Owned		1,378	718	45	660	121
Joint Ventures		837	70	7	767	20

		2,215	788	52	1,427	141

	ARIZONA REGION
Wholly-Owned:
Maricopa County Copper Canyon Ranch, Surprise Sunset Point	2004	282	282	0	0	1	$287,000—383,000
Talavera, Phoenix	2006	134	134	0	0	9	$256,000—330,000
Coldwater Ranch, Maricopa County	2009	368	0	0	368	0	$149,000—190,000
Lehi Crossing, Mesa	2013	880	0	0	552	0	$209,000—288,000
Rancho Mercado, Phoenix	2012	1,850	0	0	1,850	0	$194,000—282,000
Hastings Property, Queen Creek	2011	631	0	0	631	0	$158,000—435,000
Lyon’s Gate, Gilbert:
Pride	2006	650	300	35	350	35	$173,000—188,000
Savanna	2006	174	132	15	42	20	$200,000—244,000
Sahara	2006	169	126	12	43	24	$234,000—300,000
Acacia	2007	365	52	15	313	30	$190,000—252,000
Future Products	2009	213	0	0	213	0

Total Wholly-Owned:		5,716	1,026	77	4,362	119

Joint Ventures:
Maricopa County Circle G at the Church Farm North	2012	1,745	0	0	1,745	0	$154,000—435,000

Total Joint Ventures:		1,745	0	0	1,745	0

ARIZONA REGION TOTAL		7,461	1,026	77	6,107	119

	NEVADA REGION
Wholly-Owned:
Clark County
Summerlin, Las Vegas
Kingwood Crossing	2006	100	68	15	32	8	$385,000—471,000
North Las Vegas
The Cottages	2004	360	301	1	59	4	$172,000—199,000
La Tierra	2006	67	59	1	8	6	$315,000—345,000
Tierra Este	2008	126	5	1	121	5	$275,000—305,000
Carson Ranch, Las Vegas
West Series I	2005	71	67	0	4	0	$395,000—430,000
West Series II	2005	59	53	0	6	2	$406,000—503,000
East Series I	2006	103	58	4	45	8	$355,000—390,000
East Series II	2007	58	12	2	46	5	$406,000—461,000
West Park, Las Vegas
Villas	2006	191	61	10	130	17	$283,000—325,000
Courtyards	2006	113	51	11	62	14	$330,000—380,000
Mesa Canyon, Las Vegas	2011	49	0	0	49	0	$410,000—446,000
The Lyon Estates, Las Vegas	2012	129	0	0	129	0	$635,000—700,000

Project (County) Product	Year of First Delivery	Estimated Number of Homes at Completion(1)	Cumulative Units Closed as of June 30, 2008	Backlog at June 30, 2008(2)(3)	Lots Owned as of June 30, 2008(4)	Homes Closed for the Year Ended June 30, 2008	Sales Price Range(5)
Nye County
Mountain Falls, Pahrump:
Cascata	2005	147	137	0	10	0	$216,000—238,000
Tramonto	2005	212	161	3	51	8	$256,000—291,000
Move up product	2011	91	0	0	91	0
Bella Sera	2005	129	100	5	29	8	$312,000—352,000
Cascata Ancora	2007	118	44	7	74	7	$196,000—218,000
Entrata	2007	99	10	5	89	4	$177,000—199,000
Future Projects	2010	1,925	0	0	1,925	0

NEVADA REGION TOTAL		4,147	1,187	65	2,960	96

GRAND TOTALS:
Wholly-Owned		15,620	4,914	420	10,067	597
Joint Ventures		2,967	427	26	2,540	25

		18,587	5,341	446	12,607	622

(1)	The estimated number of homes to be built at completion is subject to change, and there can be no assurance that the Company will build these homes.
(2)	Backlog consists of homes sold under sales contracts that have not yet closed, and there can be no assurance that closings of sold homes will occur.
(3)	Of the total homes subject to pending sales contracts as of June 30, 2008, 416 represent homes completed or under construction and 30 represent homes not yet under construction.
(4)	Lots owned as of June 30, 2008 include lots in backlog at June 30, 2008.
(5)	Sales price range reflects base price only and excluded any lot premium, buyer incentive and buyer selected options, which vary from project to project.
(6)	All or a portion of the lots in this project are not owned as of June 30, 2008. The Company consolidated the purchase price of the lots in accordance with Interpretation No. 46, and considers the lots owned at June 30, 2008.
(7)	During the three months ended June 30, 2008, 195 homesites were sold from this project in a bulk land sale transaction.

Income Taxes

Effective January 1, 2007, the Company made an election in accordance with federal and state regulations to be taxed as an “S” corporation rather than a “C” corporation. Under this election, the Company’s taxable income flows through to and is reported on the personal tax returns of its shareholders. The shareholders are responsible for paying the appropriate taxes based on this election. The Company does not pay any federal taxes under this election and is only required to pay certain state taxes based on a rate of approximately 1.5% of taxable income. As a result of this election, the Company’s provision for income taxes for the six months ended June 30, 2007 included a reduction of deferred tax assets of $31.9 million due to the elimination of any future tax benefit by the Company from such assets. In addition, unused recognized built in losses in the amount of $19.4 million are no longer available to the Company.

Effective January 1, 2008, the Company and its shareholders made a revocation of the “S” corporation election. As a result of this revocation, the Company will be taxed as a “C” corporation. The shareholders will not be able to elect “S” corporation status for at least five years. The revocation of the “S” corporation election will allow taxable losses generated in 2008 to be carried back to the 2006 “C” corporation year. As a result of the change in tax status, the Company recorded a deferred tax asset of $41.6 million as of January 1, 2008. The recorded deferred tax asset reflects the anticipated tax refund for the carry back of the estimated 2008 tax loss to 2006 as a result of the reversal of temporary differences in 2008. The Company expects to receive the refund in early 2009. In addition, as of January 1, 2008, the Company has unused built-in losses of $19.4 million which are available to offset future income and expire between 2010 and 2011. The utilization of these losses is limited to $3.9 million of taxable income per year; however, any unused losses in any year may be carried forward for utilization in future years through 2010 and 2011. The maximum cumulative unused built-in loss that may be carried forward through 2010 and 2011 is $11.5 million and $7.9 million, respectively. The Company’s ability to utilize the foregoing tax benefits will depend upon the amount of its future taxable income and may be limited under certain circumstances.

Effective January 1, 2007, the company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be considered “more-likely-than-not” to be sustained upon examination by taxing authorities. The Company has taken positions in certain taxing jurisdictions for which it is more likely than not that previously unrecognized tax benefits will be recognized. In addition, the Company has elected to recognize interest and penalties related to uncertain tax positions in the income tax provision. In accordance with the provisions of FIN 48, effective January 1, 2007, the Company recorded an income tax refund receivable of $5.7 million and recognized the associated tax benefit as an increase in additional paid-in capital. In connection therewith, the Company recorded interest receivable of $1.1 million and recognized the associated tax benefit as an increase in retained earnings. At December 31, 2007 and June 30, 2008, the Company has no unrecognized tax benefits.

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

10.2

Seventh Modification Agreement to Borrowing Base Revolving Line of Credit Agreement dated as of March 12, 2008 by and between William Lyon Homes, Inc., a California corporation (“Borrower”) and JPMorgan Chase Bank, N.A., a national banking association (“Bank”).

10.3

Fourth Amendment to Borrowing Base Revolving Line of Credit Agreement entered into as of May 14, 2008 between William Lyon Homes, Inc., a California corporation (“Borrower”) and Wachovia Bank, National Association, a national banking association (“Lender”), formerly referenced as Agent for Wachovia Financial Services, Inc., a North Carolina corporation (incorporated herein by reference to Exhibit 10.1 filed with the registrant’s Current Report on Form 8-K filed on July 10, 2008).

10.4

Fifth Amendment to Amended and Restated Revolving Line of Credit Loan Agreement dated as of May 20, 2008 by and between William Lyon Homes, Inc., a California corporation (“Borrower”), and California Bank & Trust, a California banking corporation (“Lender”).

10.5

Second Extension and Modification Agreement dated May 21, 2008 by and between William Lyon Homes, Inc., a California corporation (“Owner”), and California National Bank, a national banking association (“Lender”) (incorporated herein by reference to Exhibit 10.1 filed with the registrant’s Current Report on Form 8-K filed on May 28, 2008).

10.6

Eighth Modification Agreement to Borrowing Base Revolving Line of Credit Agreement dated as of June 5, 2008 by and between William Lyon Homes, Inc., a California corporation (“Borrower”) and JPMorgan Chase Bank, N.A., a national banking association (“Bank”).

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

WILLIAM LYON HOMES Registrant

Date: August 5, 2008	By:	/s/ MICHAEL D. GRUBBS
MICHAEL D. GRUBBS Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: August 5, 2008	By:	/s/ W. DOUGLASS HARRIS
W. DOUGLASS HARRIS Senior Vice President, Corporate Controller and Corporate Secretary (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1

Amended and Restated Master Loan Agreement dated as of January 28, 2008 by and between William Lyon Homes, Inc., a California corporation (“Borrower”) and Guaranty Bank, a federal savings bank organized and existing under the laws of the United States (“Lender”).

10.2

Seventh Modification Agreement to Borrowing Base Revolving Line of Credit Agreement dated as of March 12, 2008 by and between William Lyon Homes, Inc., a California corporation (“Borrower”) and JPMorgan Chase Bank, N.A., a national banking association (“Bank”).

10.3

Fourth Amendment to Borrowing Base Revolving Line of Credit Agreement entered into as of May 14, 2008 between William Lyon Homes, Inc., a California corporation (“Borrower”) and Wachovia Bank, National Association, a national banking association (“Lender”), formerly referenced as Agent for Wachovia Financial Services, Inc., a North Carolina corporation (incorporated herein by reference to Exhibit 10.1 filed with the registrant’s Current Report on Form 8-K filed on July 10, 2008).

10.4

Fifth Amendment to Amended and Restated Revolving Line of Credit Loan Agreement dated as of May 20, 2008 by and between William Lyon Homes, Inc., a California corporation (“Borrower”), and California Bank & Trust, a California banking corporation (“Lender”).

10.5

Second Extension and Modification Agreement dated May 21, 2008 by and between William Lyon Homes, Inc., a California corporation (“Owner”), and California National Bank, a national banking association (“Lender”) (incorporated herein by reference to Exhibit 10.1 filed with the registrant’s Current Report on Form 8-K filed on May 28, 2008).

10.6

Eighth Modification Agreement to Borrowing Base Revolving Line of Credit Agreement dated as of June 5, 2008 by and between William Lyon Homes, Inc., a California corporation (“Borrower”) and JPMorgan Chase Bank, N.A., a national banking association (“Bank”).

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