Form 10-Q
period 2008-09-30
WILLIAM LYON HOMES
filed 2008-11-12
CIK 1095996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐                    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at November 1, 2008
Common stock, par value $.01	1,000

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

Actual events and results may differ materially from those expressed or forecasted in the forward-looking statements due to a number of factors. The principal factors that could cause the Company’s actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, changes in general economic conditions either nationally or in regions in which the Company operates, terrorism or other hostilities involving the United States, whether an ownership change occurred which could, under certain circumstances, have resulted in the limitation of the Company’s ability to offset prior years’ taxable income with net operating losses, changes in home mortgage interest rates, changes in generally accepted accounting principles or interpretations of those principles, changes in prices of homebuilding materials, labor shortages, adverse weather conditions, the occurrence of events such as landslides, soil subsidence and earthquakes that are uninsurable, not economically insurable or not subject to effective indemnification agreements, changes in governmental laws and regulations, whether the Company is able to refinance the outstanding balances of its debt obligation at their maturity, volatility in the banking industry and credit markets, the timing of receipt of regulatory approvals and the opening of projects and the availability and cost of land for future growth. While it is impossible to identify all such factors, additional factors which could cause actual results to differ materially from those estimated by the Company include, but are not limited to, those factors or conditions described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the Company’s other filings with the Securities and Exchange Commission. The Company’s past performance or past or present economic conditions in the Company’s housing markets are not indicative of future performance or conditions. Investors are urged not to place undue reliance on forward-looking statements. In addition, the Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to projections over time unless required by federal securities law.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements.

WILLIAM LYON HOMES

CONSOLIDATED BALANCE SHEETS

(in thousands except number of shares and par value per share)

ASSETS
	September 30, 2008	December 31, 2007
	(unaudited)
Cash and cash equivalents	$115,005	$73,197
Restricted cash — Note 1	5,000	—
Receivables — Note 8	29,807	45,267
Real estate inventories — Notes 2 and 4
Owned	894,328	1,061,660
Not owned	109,696	144,265
Investments in and advances to unconsolidated joint ventures — Note 5	2,057	4,671
Property and equipment, less accumulated depreciation of $13,769 and $12,093 at September 30, 2008 and December 31, 2007, respectively	14,928	16,092
Deferred loan costs	7,557	9,645
Goodwill	5,896	5,896
Deferred taxes — Note 8	41,602	—
Other assets	7,696	14,635

	$1,233,572	$1,375,328

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$15,098	$40,890
Accrued expenses	69,365	67,786
Liabilities from inventories not owned	82,012	113,395
Notes payable	269,492	266,932
7 5/8% Senior Notes due December 15, 2012 — Note 6	150,000	150,000
10 3/4% Senior Notes due April 1, 2013 — Note 6	247,830	247,553
7 1/2% Senior Notes due February 15, 2014 — Note 6	150,000	150,000

	983,797	1,036,556

Minority interest in consolidated entities — Notes 2 and 5	47,844	56,009

Stockholders’ equity — Note 9
Common stock, par value $.01 per share; 3,000 shares authorized; 1,000 shares outstanding at September 30, 2008 and December 31, 2007, respectively	—	—
Additional paid-in capital	48,867	48,867
Retained earnings	153,064	233,896

	201,931	282,763

	$1,233,572	$1,375,328

See accompanying notes.

WILLIAM LYON HOMES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Operating revenue
Home sales	$84,800	$182,244	$330,757	$631,844
Lots, land and other sales	7,943	—	39,512	27,529
Construction services — Note 3	9,425	—	9,425	—

	102,168	182,244	379,694	659,373

Operating costs
Cost of sales — homes	(80,190)	(159,767)	(315,276)	(537,644)
Cost of sales — lots, land and other	(8,622)	(854)	(40,898)	(25,621)
Impairment loss on real estate assets — Note 4	(21,910)	(59,001)	(68,028)	(146,666)
Construction services — Note 3	(8,129)	—	(8,129)	—
Sales and marketing	(8,687)	(14,882)	(30,790)	(45,587)
General and administrative	(6,373)	(9,691)	(19,872)	(30,387)
Other	(231)	(407)	(2,005)	(518)

	(134,142)	(244,602)	(484,998)	(786,423)

Equity in (loss) income of unconsolidated joint ventures — Note 5	(821)	316	(1,626)	(298)

Minority equity in (income) loss of consolidated entities — Note 2	(628)	(764)	1,087	(9,982)

Operating loss	(33,423)	(62,806)	(105,843)	(137,330)
Interest expense, net of amounts capitalized	(7,142)	—	(16,396)	—
Other (expense) income, net	(531)	1,494	(185)	4,036

Loss before benefit (provision) for income taxes	(41,096)	(61,312)	(122,424)	(133,294)

Benefit (provision) for income taxes — Note 8
Benefit (provision) for income taxes	—	1,300	(10)	1,713
Reduction of deferred tax assets as a result of election to be taxed as an “S” corporation for income tax purposes effective on January 1, 2007	—	—	—	(31,887)
Recordation of deferred tax assets as a result of revocation of election to be taxed as an “S” corporation for income tax purposes effective January 1, 2008	—	—	41,602	—

	—	1,300	41,592	(30,174)

Net loss	$(41,096)	$(60,012)	$(80,832)	$(163,468)

See accompanying notes.

WILLIAM LYON HOMES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2008

(in thousands)

(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total
	Shares	Amount
Balance — December 31, 2007	1	$—	$48,867	$233,896	$282,763
Net loss	—	—	—	(80,832)	(80,832)

Balance — September 30, 2008	1	$—	$48,867	$153,064	$201,931

See accompanying notes.

WILLIAM LYON HOMES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2008	2007
Operating activities
Net loss	$(80,832)	$(163,468)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,676	1,855
Impairment loss on real estate assets	68,028	146,666
Equity in loss of unconsolidated joint ventures	1,626	298
Distribution of income from unconsolidated joint ventures	816	—
Minority equity in (loss) income of consolidated entities	(1,087)	9,982
(Benefit) provision for income taxes	(41,592)	30,174
Net changes in operating assets and liabilities:
Restricted cash	(5,000)	—
Receivables	15,460	88,158
Real estate inventories — owned	99,581	(155,976)
Deferred loan costs	2,088	862
Other assets	6,939	(7,478)
Accounts payable	(25,792)	(1,319)
Accrued expenses	1,569	(44,328)

Net cash provided by (used) in operating activities	43,480	(94,574)

Investing activities
Investments in and advances to unconsolidated joint ventures	(40)	(4,636)
Distributions of capital from unconsolidated joint ventures	212	—
Net cash paid for purchase of partner’s interest in unconsolidated joint venture	—	(1,484)
Purchases of property and equipment	(512)	(742)

Net cash used in investing activities	(340)	(6,862)

Financing activities
Proceeds from borrowing on notes payable	473,458	1,286,013
Principal payments on notes payable	(470,898)	(1,168,971)
Minority interest distributions, net	(3,892)	(19,882)

Net cash (used in) provided by financing activities	(1,332)	97,160

Net increase (decrease) in cash and cash equivalents	41,808	(4,276)
Cash and cash equivalents — beginning of period	73,197	38,732

Cash and cash equivalents — end of period	$115,005	$34,456

Supplemental disclosures of cash flow information
Income tax benefit credited to additional paid-in capital and retained earnings	$—	$6,776

Net changes in real estate inventories — not owned and liabilities from inventories not owned	$31,383	$29,411

Net changes in real estate inventories — not owned and minority interests	$3,186	$27,336

Consolidation of net assets from purchase of partner’s interest in unconsolidated joint venture	$—	$41,778

Consolidation of net liabilities from purchase of partner’s interest in unconsolidated joint venture	$—	$40,294

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

The interim consolidated financial statements have been prepared in accordance with the Company’s customary accounting practices. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a presentation in accordance with U.S. generally accepted accounting principles have been included. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

The preparation of the Company’s financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities as of September 30, 2008 and December 31, 2007 and revenues and expenses for the periods presented. Accordingly, actual results could differ materially from those estimates in the near-term.

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

The Company entered into certain agreements with various affiliates of one of its joint venture equity partners to build and market homes on behalf of the affiliates. For such services, the Company will receive fees and may, under certain circumstances, receive additional compensation if certain financial thresholds are achieved.

The Company evaluates performance and allocates resources primarily based on the operating income of individual home building projects. Operating income is defined by the Company as operating revenue less

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

operating costs plus equity in (loss) income of unconsolidated joint ventures less minority equity in (income) loss of consolidated entities. Accordingly, operating income excludes certain expenses included in the determination of net income. All other segment measurements are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Restricted cash consists of a $5.0 million deposit made by the Company to a restricted bank account held with the lender of one of the Company’s revolving credit facilities as collateral for the use of a letter of credit provided by such lender.

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

	September 30,
	2008	2007
Warranty liability, beginning of period	$30,048	$23,364
Warranty provision during period	3,340	6,215
Warranty payments during period	(6,799)	(10,270)
Warranty charges related to pre-existing warranties during period	577	2,179

Warranty liability, end of period	$27,166	$21,488

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

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

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51 (“FAS 160”). FAS 160 establishes accounting and reporting standards for a parent company’s non-controlling interest in a subsidiary and for the de-consolidation of a subsidiary. FAS 160 is effective for fiscal years beginning after December 15, 2008. The adoption of FAS No. 160 on January 1, 2009 shall be applied prospectively, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented, including the requirement that the non-controlling interest shall be reclassified to equity. The adoption of FAS No. 160 will require the Company to record gains or losses upon changes in control which could have a significant impact on the consolidated financial statements.

In February 2008, the FASB issued FSP No. 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions (“FSP 140-3”). FSP 140-3 provides guidance on the accounting for a purchase of a financial asset from a counterparty and contemporaneous financing of the acquisition through repurchase agreements with the same counterparty. Under this guidance, the purchase and related financing are linked, unless all of the following conditions are met at the inception of the transaction: (i) the purchase and corresponding financing are not contractually contingent; (ii) the repurchase financing provides recourse; (iii) the financial asset and repurchase financing are readily obtainable in the marketplace and are executed at market rates; and (iv) the maturity of financial asset and repurchase are not coterminous. A linked transaction would require an analysis under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”) to determine whether the transaction meets the requirements for sale accounting. If the linked transaction does not meet sale accounting requirements, the net investment in the linked transaction is to be recorded as a derivative with the corresponding change in fair value of the derivative being recorded through earnings. The value of the derivative would reflect changes in the value of the underlying debt investments and changes in the value of the underlying credit provided by the counterparty. The Company currently presents these transactions gross, with the acquisition of the financial assets in total assets and the related repurchase agreements as financings in total liabilities on the consolidated balance sheet. The interest income earned on the debt investments and interest expense incurred on the repurchase obligations are reported gross on the consolidated income statements. FSP 140-3 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company is currently evaluating the effect that this pronouncement will have on its financial statements.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

principles to be used in the preparation and presentation of financial statements in accordance with GAAP. This statement will be effective 60 days after the SEC approves the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not anticipate the adoption of SFAS 162 will have a significant effect on its consolidated financial statements.

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

Supplemental consolidating financial information of the Company, specifically including information for the joint ventures and land banking arrangements consolidated under Interpretation No. 46, is presented below to allow investors to determine the nature of assets held and the operations of the consolidated entities. Investments in consolidated entities in the financial statements of wholly-owned entities presented below use the equity method of accounting. Consolidated real estate inventories-owned include land deposits under option agreements or land banking arrangements of $57,372,000 and $57,321,000 at September 30, 2008 and December 31, 2007, respectively.

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

Summary information with respect to the Company’s consolidated and unconsolidated land banking arrangements is as follows as of September 30, 2008 (dollars in thousands):

Total number of land banking projects	4

Total number of lots	1,054

Total purchase price	$231,448

Balance of lots still under option and not purchased:
Number of lots	605

Purchase price	$109,696

Forfeited deposits (cash and letters of credit) if lots are not purchased	$42,003

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET BY FORM OF OWNERSHIP

(in thousands)

	September 30, 2008
	Wholly- Owned	Variable Interest Entities Under Interpretation No. 46	Eliminating Entries	Consolidated Total

ASSETS

Cash and cash equivalents	$112,532	$2,473	$—	$115,005
Restricted cash	5,000	—	—	5,000
Receivables	29,807	—	—	29,807
Real estate inventories
Owned	726,253	168,075	—	894,328
Not owned	82,012	27,684	—	109,696
Investments in and advances to unconsolidated joint ventures	2,057	—	—	2,057
Investments in consolidated entities	64,940	—	(64,940)	—
Other assets	77,679	—	—	77,679
Intercompany receivables	—	2,962	(2,962)	—

	$1,100,280	$201,194	$(67,902)	$1,233,572

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued expenses	$80,025	$4,438	$—	$84,463
Liabilities from inventories not owned	82,012	—	—	82,012
Notes payable	186,094	83,398	—	269,492
7 5/8% Senior Notes due December 15, 2012	150,000	—	—	150,000
10 3/4% Senior Notes due April 1, 2013	247,830	—	—	247,830
7 1/2% Senior Notes due February 15, 2014	150,000	—	—	150,000
Intercompany payables	2,388	574	(2,962)	—

Total liabilities	898,349	88,410	(2,962)	983,797
Minority interest in consolidated entities	—	—	47,844	47,844
Owners’ capital
William Lyon Homes	—	64,940	(64,940)	—
Others	—	47,844	(47,844)	—
Stockholders’ equity	201,931	—	—	201,931

	$1,100,280	$201,194	$(67,902)	$1,233,572

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS BY FORM OF OWNERSHIP

(in thousands)

	Three Months Ended September 30, 2008
	Wholly- Owned	Variable Interest Entities Under Interpretation No. 46	Elimination Entries	Consolidated Total
Operating revenue
Sales	$89,650	$3,093	$—	$92,743
Construction services	9,425	—	—	9,425
Management fees	104	—	(104)	—

	99,179	3,093	(104)	102,168

Operating costs
Cost of sales	(86,782)	(2,134)	104	(88,812)
Loss on impairment of real estate assets	(21,910)	—	—	(21,910)
Construction services	(8,129)	—	—	(8,129)
Sales and marketing	(8,173)	(514)	—	(8,687)
General and administrative	(6,373)	—	—	(6,373)
Other	(231)	—	—	(231)

	(131,598)	(2,648)	104	(134,142)

Equity in loss of unconsolidated joint ventures	(821)	—	—	(821)

Equity in loss of consolidated entities	(163)	—	163	—

Minority equity in income of consolidated entities	—	—	(628)	(628)

Operating (loss) income	(33,403)	445	(465)	(33,423)
Interest expense, net of amounts capitalized	(7,142)	—	—	(7,142)
Other income, net	(551)	20	—	(531)

Net (loss) income	$(41,096)	$465	$(465)	$(41,096)

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS BY FORM OF OWNERSHIP

(in thousands)

	Nine Months Ended September 30, 2008
	Wholly- Owned	Variable Interest Entities Under Interpretation No. 46	Elimination Entries	Consolidated Total
Operating revenue
Sales	$357,673	$12,596	$—	$370,269
Construction services	9,425	—	—	9,425
Management fees	504	—	(504)	—

	367,602	12,596	(504)	379,694

Operating costs
Cost of sales	(343,953)	(12,725)	504	(356,174)
Loss on impairment of real estate assets	(68,028)	—	—	(68,028)
Construction services	(8,129)	—	—	(8,129)
Sales and marketing	(29,094)	(1,696)	—	(30,790)
General and administrative	(19,823)	(49)	—	(19,872)
Other	(2,005)	—	—	(2,005)

	(471,032)	(14,470)	504	(484,998)

Equity in loss of unconsolidated joint ventures	(1,626)	—	—	(1,626)

Equity in loss of consolidated entities	(720)	—	720	—

Minority equity in loss of consolidated entities	—	—	1,087	1,087

Operating loss	(105,776)	(1,874)	1,807	(105,843)
Interest expense, net of amounts capitalized	(16,396)	—	—	(16,396)
Other (expense) income, net	(252)	67	—	(185)

Loss before benefit from income taxes	(122,424)	(1,807)	1,807	(122,424)
Benefit from income taxes	41,592	—	—	41,592

Net loss	$(80,832)	$(1,807)	$1,807	$(80,832)

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

Note 3 — Construction Services

The Company entered into construction management agreements with various affiliates of one of its joint venture equity partners to build and market homes on behalf of the affiliates in 5 separate communities. For such services, the Company will receive fees (generally 5 percent of the sales price, as defined) and may, under certain circumstances, receive additional compensation if certain financial thresholds are achieved.

The Company accounts for the construction management agreements using the Percentage of Completion Method in accordance with Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, (“SOP 81-1”). Under SOP 81-1, the Company records revenues and expenses as work on a contract progresses, and based on the percentage of costs incurred to date compared to the total estimated costs of the contract.

Based on the provisions of SOP 81-1, the Company has recorded construction services revenues and expenses of $9,425,000 and $8,129,000, respectively, for the three and nine months ended September 30, 2008, in the accompanying consolidated statement of operations.

Note 4 — Real Estate Inventories

Real estate inventories consist of the following (in thousands):

	September 30, 2008	December 31, 2007
Inventories owned: (1)
Land deposits	$57,372	$57,321
Land and land under development	543,913	609,023
Homes completed and under construction	191,305	258,161
Model homes	101,738	137,155

Total	$894,328	$1,061,660

Inventories not owned: (2)
Variable interest entities — land banking arrangement	$27,684	$30,870
Other land options contracts	82,012	113,395

Total inventories not owned	$109,696	$144,265

(1)	In 2008, the Company has temporarily suspended all development, sales and marketing activities at thirteen of its projects which are in the early stages of development. Management of the Company has concluded that this strategy is necessary under the prevailing market conditions and would allow the Company to market the properties at some future time when market conditions may have improved. The Company has incurred costs related to the thirteen projects of $238,202,000 as of September 30, 2008, of which $132,812,000 is included in Land and land under development, $63,690,000 is included in Homes completed and under construction and $41,700,000 is included in Model homes.
(2)	Includes the consolidation of certain lot option arrangements and land banking arrangements determined to be VIEs under Interpretation No. 46 in which the company is considered the primary beneficiary (See Note 2 above) and the consolidation of a certain land banking arrangement recorded as a product financing arrangement. Amounts are net of deposits.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

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

The results of operations for the three and nine months ended September 30, 2008, include non-cash charges of $21,910,000 and $68,028,000 respectively, to record impairment losses on real estate assets held by the Company at certain of its homebuilding projects. The impairments were primarily attributable to slower than anticipated home sales and lower than anticipated net revenue due to continued deterioration of market conditions. As a result, the future undiscounted cash flows estimated to be generated were determined to be less than the carrying amount of the assets. Accordingly, the related real estate assets were written-down to their estimated fair value. The non-cash charges are reflected in impairment loss on real estate assets in the accompanying consolidated statements of operations.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

Note 5 — Investments in and Advances to Unconsolidated Joint Ventures

The Company and certain of its subsidiaries are general partners or members in joint ventures involved in the development and sale of residential projects. The consolidated financial statements of the Company include the accounts of the Company, all majority-owned and controlled subsidiaries and certain joint ventures which have been determined to be variable interest entities in which the Company is considered the primary beneficiary (see Note 2). The financial statements of joint ventures which have not been determined to be variable interest entities in which the Company is considered the primary beneficiary are not consolidated with the Company’s financial statements. The Company’s investments in unconsolidated joint ventures are accounted for using the equity method because the Company has a 50% or less voting or economic interest (and thus such joint ventures are not controlled by the Company). Condensed combined financial information of these unconsolidated joint ventures as of September 30, 2008 and December 31, 2007 is summarized as follows:

CONDENSED COMBINED BALANCE SHEETS

(in thousands)

	September 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Cash and cash equivalents	$1,030	$1,912
Real estate inventories	12,608	9,910
Investment in unconsolidated joint venture	—	3,899

	$13,638	$15,721

LIABILITIES AND OWNERS’ CAPITAL
Accounts payable	$159	$294
Accrued expenses	854	—
Notes payable	7,389	4,991

	8,402	5,285

Owners’ capital
William Lyon Homes	2,057	4,671
Others	3,179	5,765

	5,236	10,436

	$13,638	$15,721

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONDENSED COMBINED STATEMENTS OF OPERATIONS

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Operating costs
General and administrative	$(201)	$—	$(621)	$—
Other	—	—	—	(743)

	(201)	—	(621)	(743)

Equity in income (loss) of unconsolidated joint ventures	(1,440)	631	(2,630)	39

Operating loss	(1,641)	631	(3,251)	(704)
Other income, net	—	—	—	108

Net (loss) income	$(1,641)	$631	$(3,251)	$(596)

Allocation to owners:
William Lyon Homes	$(821)	$316	$(1,626)	$(298)
Others	(820)	315	(1,625)	(298)

	$(1,641)	$631	$(3,251)	$(596)

Income and loss allocations and cash distributions to the Company are made on a pro rata basis in accordance with the Company’s ownership interest in each respective joint venture. The Company’s ownership interest in these joint ventures is approximately 50%.

As of September 30, 2008, one of these joint ventures had obtained financing from a construction lender which amounted to $7,389,000 of outstanding indebtedness. As of September 30, 2008, the Company was not in compliance with the ratio of indebtedness to tangible net worth covenant under the loan documents. The Company and its joint venture partner have agreed to repay the $7,389,000 of outstanding indebtedness in December 2008, which would require a cash expenditure of approximately $3,694,500 (plus accrued and unpaid interest) from the Company.

Note 6 — Senior Notes

As of September 30, 2008 and December 31, 2007, the Company had the following outstanding Senior Note obligations (collectively, the “Senior Notes”) (in thousands):

	September 30, 2008	December 31, 2007
	(unaudited)
7 5/8% Senior Notes due December 15, 2012	$150,000	$150,000
10 3/4% Senior Notes due April 1, 2013	247,830	247,553
7 1/2% Senior Notes due February 15, 2014	150,000	150,000

	$547,830	$547,553

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

7 5/8% Senior Notes

On November 22, 2004, the Company’s 100% owned subsidiary, William Lyon Homes, Inc., a California corporation, (“California Lyon”) closed its offering of $150,000,000 principal amount of 7 5/8% Senior Notes due December 15, 2012 (the “7 5/8% Senior Notes”). The notes were sold pursuant to Rule 144A. The notes were issued at par resulting in net proceeds to the Company of approximately $148,500,000. California Lyon agreed to file a registration statement with the Securities and Exchange Commission relating to an offer to exchange the notes for publicly tradeable notes having substantially identical terms. On January 12, 2005, the Securities and Exchange Commission declared the registration statement effective and California Lyon commenced an offer to exchange any and all of its outstanding $150,000,000 aggregate principal amount of 7 5/8% Senior Notes due December 15, 2012, which are not registered under the Securities Act of 1933, for a like amount of its new 7 5/8% Senior Notes due December 15, 2012, which are registered under the Securities Act of 1933, upon the terms and subject to the conditions set forth in the prospectus dated January 12, 2005. The exchange offer was completed for $146,500,000 principal amount of the 7 5/8% Senior Notes on February 18, 2005. The remaining $3,500,000 principal amount of the old notes was exchanged for new notes in October 2008. The terms of the new notes are identical in all material respects to those of the old notes, except for certain transfer restrictions, registration rights and liquidated damages provisions relating to the old notes. Interest on the 7 5/8% Senior Notes is payable semi-annually on December 15 and June 15 of each year.

Except as set forth in the Indenture governing the 7 5/8% Senior Notes, the 7 5/8% Senior Notes are not redeemable prior to December 15, 2008. Thereafter, the 7 5/8% Senior Notes will be redeemable at the option of California Lyon, in whole or in part, at a redemption price equal to 100% of the principal amount plus a premium declining ratably to par, plus accrued and unpaid interest, if any.

In October 2008, the Company purchased, in privately negotiated transactions, $16,200,000 principal amount of its outstanding 7 5/8% Senior Notes at a cost of $3,564,000, plus accrued interest. The net gain resulting from the purchase, after giving effect to amortization of related deferred loan costs was $12,516,000. Upon settlement of the transaction, the Company authorized these notes to be cancelled, leaving $133,800,000 in principal outstanding.

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

In October 2008, the Company purchased, in privately negotiated transactions, $30,000,000 principal amount of its outstanding 10 3/4% Senior Notes at a cost of $7,500,000, plus accrued interest. The net gain resulting from the purchase, after giving effect to amortization of related deferred loan costs and unamortized discount costs was $21,799,000. Upon settlement of the transaction, the Company authorized these notes to be cancelled, leaving $220,000,000 in principal outstanding.

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

In October 2008, the Company purchased, in privately negotiated transactions, $25,700,000 principal amount of its outstanding 7 1/2% Senior Notes at a cost of $5,654,000, plus accrued interest. The net gain resulting from the purchase, after giving effect to amortization of related deferred loan costs was $19,728,000. Upon settlement of the transaction, the Company authorized these notes to be cancelled, leaving $124,300,000 in principal outstanding.

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

At September 30, 2008, the Company had approximately $186,094,000 of secured indebtedness (excluding approximately $83,399,000 of secured indebtedness of consolidated entities — see Note 2) and approximately $9,653,000 of additional secured indebtedness available to be borrowed under the Company’s credit facilities, as limited by the Company’s borrowing base formulas.

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONSOLIDATING BALANCE SHEET

September 30, 2008

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
ASSETS
Cash and cash equivalents	$—	$109,261	$2,658	$3,086	$—	$115,005
Restricted cash	—	5,000	—	—	—	5,000
Receivables	—	17,691	12,116	—	—	29,807
Real estate inventories
Owned	—	726,253	—	168,075	—	894,328
Not Owned	—	109,696	—	—	—	109,696
Investments in and advances to unconsolidated joint ventures	—	2,057	—	—	—	2,057
Property and equipment, net	—	2,465	12,463	—	—	14,928
Deferred loan costs	—	7,557	—	—	—	7,557
Goodwill	—	5,896	—	—	—	5,896
Deferred taxes	—	41,602	—	—	—	41,602
Other assets	—	6,025	1,671	—	—	7,696
Investments in subsidiaries	201,931	65,403	8,698	—	(276,032)	—
Intercompany receivables	—	—	196,008	2,962	(198,970)	—

	$201,931	$1,098,906	$233,614	$174,123	$(475,002)	$1,233,572

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$—	$10,416	$244	$4,438	$—	$15,098
Accrued expenses	—	67,604	1,625	136	—	69,365
Liabilities from inventories not owned	—	82,012	—	—	—	82,012
Notes payable	—	175,276	10,818	83,398	—	269,492
7 5/8% Senior Notes	—	150,000	—	—	—	150,000
10 3/4% Senior Notes	—	247,830	—	—	—	247,830
7 1/2% Senior Notes	—	150,000	—	—	—	150,000
Intercompany payables	—	198,382	—	588	(198,970)	—

Total liabilities	—	1,081,520	12,687	88,560	(198,970)	983,797
Minority interest in consolidated entities	—	—	—	—	47,844	47,844
Stockholders’ equity	201,931	17,386	220,927	85,563	(323,876)	201,931

	$201,931	$1,098,906	$233,614	$174,123	$(475,002)	$1,233,572

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended September 30, 2008

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$78,086	$11,564	$3,093	$—	$92,743
Construction services	—	9,425	—	—	—	9,425
Management fees	—	104	—	—	(104)	—

	—	87,615	11,564	3,093	(104)	102,168

Operating costs
Cost of sales	—	(76,366)	(10,416)	(2,134)	104	(88,812)
Loss on impairment of real estate assets	—	(21,910)	—	—	—	(21,910)
Construction services	—	(8,129)	—	—	—	(8,129)
Sales and marketing	—	(7,484)	(689)	(514)	—	(8,687)
General and administrative	—	(6,280)	(93)	—	—	(6,373)
Other	—	(276)	45	—	—	(231)

	—	(120,445)	(11,153)	(2,648)	104	(134,142)

Equity in loss of unconsolidated joint ventures	—	(821)	—	—	—	(821)

(Loss) income from subsidiaries	(41,096)	(597)	1	—	41,692	—

Minority equity in income of consolidated entities	—	—	—	—	(628)	(628)

Operating (loss) income	(41,096)	(34,248)	412	445	41,064	(33,423)
Interest expense, net of amounts capitalized	—	(7,142)	—	—	—	(7,142)
Other income (loss), net	—	405	(953)	17	—	(531)

Net (loss) income	$(41,096)	$(40,985)	$(541)	$462	$41,064	$(41,096)

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS

Nine Months Ended September 30, 2008

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$318,550	$39,123	$12,596	$—	$370,269
Construction services	—	9,425	—	—	—	9,425
Management fees	—	504	—	—	(504)	—

	—	328,479	39,123	12,596	(504)	379,694

Operating costs
Cost of sales	—	(308,532)	(35,421)	(12,725)	504	(356,174)
Impairment loss on real estate assets	—	(68,028)	—	—	—	(68,028)
Construction services	—	(8,129)	—	—	—	(8,129)
Sales and marketing	—	(26,498)	(2,596)	(1,696)	—	(30,790)
General and administrative	—	(19,513)	(311)	(48)	—	(19,872)
Other	—	(2,050)	45	—	—	(2,005)

	—	(432,750)	(38,283)	(14,469)	504	(484,998)

Equity in loss of unconsolidated joint ventures	—	(1,626)	—	—	—	(1,626)

(Loss) income from subsidiaries	(80,832)	(1,512)	6	—	82,338	—

Minority equity in loss of consolidated entities	—	—	—	—	1,087	1,087

Operating (loss) income	(80,832)	(107,409)	846	(1,873)	83,425	(105,843)
Interest expense, net of amounts capitalized	—	(16,396)	—	—	—	(16,396)
Other income (expense), net	—	1,384	(1,637)	68	—	(185)

Loss before benefit for income taxes	(80,832)	(122,421)	(791)	(1,805)	83,425	(122,424)
Benefit for income taxes	—	41,592	—	—	—	41,592

Net loss	$(80,832)	$(80,829)	$(791)	$(1,805)	$83,425	$(80,832)

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS

Nine Months Ended September 30, 2007

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$490,460	$89,619	$96,636	$(17,342)	$659,373
Management fees	—	2,378	—	—	(2,378)	—

	—	492,838	89,619	96,636	(19,720)	659,373

Operating costs
Cost of sales	—	(434,375)	(70,916)	(77,694)	19,720	(563,265)
Impairment loss on real estate assets	—	(146,666)	—	—	—	(146,666)
Sales and marketing	—	(34,964)	(5,042)	(5,581)	—	(45,587)
General and administrative	—	(30,069)	(304)	(14)	—	(30,387)
Other	—	(414)	(104)	—	—	(518)

	—	(646,488)	(76,366)	(83,289)	19,720	(786,423)

Equity in income (loss) of unconsolidated joint ventures	—	74	(372)	—	—	(298)

(Loss) income from subsidiaries	(163,468)	15,911	20	—	147,537	—

Minority equity in income of consolidated entities	—	—	—	—	(9,982)	(9,982)

Operating (loss) income	(163,468)	(137,665)	12,901	13,347	137,555	(137,330)
Other income, net	—	1,163	2,537	336	—	4,036

Income (loss) before provision for income taxes	(163,468)	(136,502)	15,438	13,683	137,555	(133,294)
Provision for income taxes	—	(30,174)	—	—	—	(30,174)

Net (loss) income	$(163,468)	$(166,676)	$15,438	$13,683	$137,555	$(163,468)

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended September 30, 2008

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating activities
Net loss	$(80,832)	$(80,829)	$(791)	$(1,805)	$83,425	$(80,832)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	632	1,044	—	—	1,676
Impairment loss on real estate assets	—	68,028	—	—	—	68,028
Equity in loss of unconsolidated joint ventures	—	1,626	—	—	—	1,626
Distribution of income from unconsolidated joint ventures	—	816	—	—	—	816
Minority equity in loss of consolidated entities	—	—	—	—	(1,087)	(1,087)
Equity in earnings (loss) of subsidiaries	80,832	1,512	(6)	—	(82,338)	—
Benefit from income taxes	—	(41,592)	—	—	—	(41,592)
Net changes in operating assets and liabilities:
Restricted cash	—	(5,000)	—	—	—	(5,000)
Receivables	—	14,654	785	21	—	15,460
Intercompany receivables/payables	—	—	(3,294)	1,590	1,704	—
Real estate inventories — owned	—	103,876	—	(4,295)	—	99,581
Deferred loan costs	—	2,088	—	—	—	2,088
Other assets	—	6,218	721	—	—	6,939
Accounts payable	—	(22,612)	(147)	(3,033)	—	(25,792)
Accrued expenses	—	5,469	(1,868)	(2,032)	—	1,569

Net cash provided by (used in) operating activities	—	54,886	(3,556)	(9,554)	1,704	43,480

Investing activities
Net change in investment in and advances to unconsolidated joint ventures	—	(40)	—	—	—	(40)
Distributions of capital from unconsolidated joint ventures	—	212	—	—	—	212
Purchases of property and equipment	—	(505)	(7)	—	—	(512)
Investments in subsidiaries	—	515	1	—	(516)	—
Advances to affiliates	—	2,572	—	—	(2,572)	—

Net cash provided by (used in) investing activities	—	2,754	(6)	—	(3,088)	(340)

Financing activities
Proceeds from borrowings on notes payable	—	269,341	197,130	6,987	—	473,458
Principal payments on notes payable	—	(273,132)	(197,766)	—	—	(470,898)
Minority interest distributions, net	—	—	—	—	(3,892)	(3,892)
Advances to affiliates	—	—	(75)	(5,201)	5,276	—

Net cash (used in) provided by financing activities	—	(3,791)	(711)	1,786	1,384	(1,322)

Net increase (decrease) in cash and cash equivalents	—	53,849	(4,273)	(7,768)	—	41,808
Cash and cash equivalents at beginning of period	—	55,412	6,931	10,854	—	73,197

Cash and cash equivalents at end of period	$—	$109,261	$2,658	$3,086	$—	$115,005

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended September 30, 2007

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company

Operating activities:
Net (loss) income	$(163,468)	$(166,676)	$15,438	$13,683	$137,555	$(163,468)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	1,115	740	—	—	1,855
Equity in (income) loss of unconsolidated joint ventures	—	(74)	372	—	—	298
Minority equity in income of consolidated entities	—	—	—	—	9,982	9,982
Equity in loss (earnings) of subsidiaries	163,468	(15,911)	(20)	—	(147,537)	—
Impairment loss on real estate asset	—	146,666	—	—	—	146,666
Provision for income taxes	—	30,174	—	—	—	30,174
Net changes in operating assets and liabilities:
Receivables	—	46,167	41,472	519	—	88,158
Intercompany receivables/payables	—	—	(18,692)	(2,141)	20,833	—
Real estate inventories owned	—	(179,239)	1,785	21,478	—	(155,976)
Real estate inventories not owned	—	27,336	—	—	—	27,336
Deferred loan costs	—	862	—	—	—	862
Other assets	—	(8,246)	768	—	—	(7,478)
Accounts payable	—	31	(713)	(637)	—	(1,319)
Accrued expenses	—	(39,205)	(5,113)	(10)	—	(44,328)

Net cash (used in) provided by operating activities	—	(157,000)	36,037	32,892	20,833	(67,238)

Investing activities:
Net change in investment in unconsolidated joint ventures	—	(4,264)	(372)	—	—	(4,636)
Net cash paid for purchase of partner’s interest in unconsolidated joint venture	—	(1,484)	—	—	—	(1,484)
Purchases of property and equipment	—	(487)	(255)	—	—	(742)
Investments in subsidiaries	—	23,874	(1)	—	(23,873)	—
Advances (to) from affiliates	—	(14,341)	—	—	14,341	—

Net cash used in investing activities	—	3,298	(628)	—	(9,532)	(6,862)

Financing activities:
Proceeds from borrowings on notes payable	—	737,534	554,086	(5,607)	—	1,286,013
Principal payments on notes payable	—	(573,886)	(595,085)	—	—	(1,168,971)
Minority interest distributions, net	—	—	—	(47,218)	—	(47,218)
Advances (to) from affiliates	—	—	(916)	12,217	(11,301)	—

Net cash provided by (used in) financing activities	—	163,648	(41,915)	(40,608)	(11,301)	69,824

Net (decrease) increase in cash and cash equivalents	—	9,946	(6,506)	(7,716)	—	(4,276)
Cash and cash equivalents at beginning of period	—	12,253	11,222	15,257	—	38,732

Cash and cash equivalents at end of period	$—	$22,199	$4,716	$7,541	$—	$34,456

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

Note 7 — Related Party Transactions

On October 26, 2000, the Company’s Board of Directors (with Messrs. William Lyon and William H. Lyon abstaining) approved the purchase of 579 lots for a total purchase price of $12,581,000 from an entity controlled by William Lyon and William H. Lyon. The terms of the purchase agreement provided for an initial option payment of $1,000,000 and a rolling option takedown of the lots. In addition, one-half of the net profits in excess of six percent from the development were to be paid to the seller. Phased takedowns of approximately 20 lots each occurred at periodic intervals for each of several product types through September 2004. During the three months ended March 31, 2007, $8,305,000 was paid to the seller, and a total amount has been paid of $14,015,000 as of March 31, 2007. This land acquisition qualified as an affiliate transaction under the Company’s 12 1/2% Senior Notes due July 1, 2003 Indenture dated as of June 29, 1994, as amended (“Old Indenture”). Pursuant to the terms of the Old Indenture, the Company determined that the land acquisition is on terms that are no less favorable to the Company than those that would have been obtained in a comparable transaction by the Company with an unrelated person. The Company delivered to the Trustee under the Old Indenture a resolution of the Board of Directors of the Company set forth in an Officers’ Certificate certifying that the land acquisition is on terms that are no less favorable to the Company than those that would have been obtained in a comparable transaction by the Company with an unrelated person and the land acquisition was approved by a majority of the disinterested members of the Board of Directors of the Company. Further, the Company delivered to the Trustee under the Indenture a determination of value by a real estate appraisal firm which is of regional standing in the region in which the subject property is located and is MAI certified.

For the three months ended September 30, 2008 and 2007, the Company incurred reimbursable on-site labor costs of $51,000 and $42,000, respectively, for providing customer service to real estate projects developed by entities controlled by William Lyon and William H. Lyon, of which $32,000 and $89,000 was due to the Company at September 30, 2008 and December 31, 2007, respectively. For the nine months ended September 30, 2008 and 2007, the Company incurred reimbursable on-site labor costs of $146,000 and $121,000, respectively, for providing customer service to real estate projects developed by entities controlled by William Lyon and William H. Lyon.

For the three months ended September 30, 2008 and 2007, the Company incurred charges of $197,000 and $189,000, respectively related to rent on its corporate office, from a trust of which William H. Lyon is the sole beneficiary. For the nine months ended September 30, 2008 and 2007, the Company incurred charges of $582,000 and $566,000, respectively, related to rent on its corporate office, from a trust of which William H. Lyon is the sole beneficiary.

Effective September 1, 2004, the Company entered into an aircraft consulting and management agreement with an affiliate (the “Affiliate”) of William Lyon to operate and manage the Company’s aircraft. The terms of the agreement provide that the Affiliate shall consult and render its advice and management services to the Company with respect to all functions necessary to the operation, maintenance and administration of the aircraft. The Company’s business plan for the aircraft includes (i) use by Company executives for traveling on Company business to the Company’s divisional offices and other destinations, (ii) charter service to outside third parties and (iii) charter service to William Lyon personally. Charter services for outside third parties are contracted for at market rates. As compensation to the Affiliate for its management and consulting services under the agreement, the Company pays the Affiliate a fee equal to (i) the amount equal to 107% of compensation paid by the affiliate for the pilots supplied pursuant to the agreement, (ii) $50 per operating hour for the aircraft and (iii) $9,000 per month for hangar rent. In addition, all maintenance work, inspections and repairs performed by the Affiliate on the aircraft are charged to the Company at the Affiliate’s published rates for maintenance, inspections and repairs in effect at the time such work is completed. The total compensation paid to the Affiliate under the agreement

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

amounted to $684,000 and $406,000 for the three months ended September 30, 2008 and 2007, respectively, and $1,331,000 and $1,022,000, for the nine months ended September 30, 2008 and 2007, respectively.

General William Lyon entered into a time sharing agreement (“the Agreement”) with the Company pertaining to his personal use of the aircraft. The agreement calls for General Lyon to reimburse the company for all costs incurred by the Company during his personal flights plus a surcharge on fuel consumption of two times the cost. Pursuant to the agreement, the Company had earned revenue of $60,000 and $263,000 for charter services provided to William Lyon personally, during the three months ended September 30, 2008 and 2007, respectively, and $64,000 and $337,000 was due to the Company at September 30, 2008 and December 31, 2007, respectively. For the nine months ended September 30, 2008 and 2007, the Company had earned revenue of $283,000 and $461,000, respectively for charter services provided to General Lyon, personally.

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

Note 8 — Income Taxes

Effective January 1, 2007, the Company made an election in accordance with federal and state regulations to be taxed as an “S” corporation rather than a “C” corporation. Under this election, the Company’s taxable income flowed through to and was reported on the personal tax returns of its shareholders. The shareholders were responsible for paying the appropriate taxes based on this election. The Company did not pay any federal taxes under this election and was only required to pay certain state taxes based on a rate of approximately 1.5% of taxable income. As a result of this election, the Company’s provision for income taxes for the nine months ended September 30, 2007 included a reduction of deferred tax assets of $31,887,000 due to the elimination of any future tax benefit by the Company from such assets. In addition, unused recognized built in losses in the amount of $19,414,000 were no longer available to the Company.

Effective January 1, 2008, the Company and its shareholders made a revocation of the “S” corporation election. As a result of this revocation, the Company will be taxed as a “C” corporation. The shareholders will not be able to elect “S” corporation status for at least five years. The revocation of the “S” corporation election

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

will allow taxable losses generated in 2008 to be carried back to the 2006 “C” corporation year. As a result of the change in tax status, the Company recorded a deferred tax asset and related income tax benefit of $41,602,000 as of January 1, 2008. The recorded deferred tax asset reflects the anticipated tax refund for the carry back of the estimated 2008 tax loss to 2006. The Company expects to receive the tax refund in early 2009. In addition, as of January 1, 2008, the Company has unused built-in losses of $19,414,000 which are available to offset future income and expire between 2010 and 2011. The utilization of these losses is limited to $3,883,000 of taxable income per year; however, any unused losses in any year may be carried forward for utilization in future years through 2010 and 2011. The maximum cumulative unused built-in loss that may be carried forward through 2010 and 2011 is $11,526,000 and $7,888,000, respectively. The Company’s ability to utilize the foregoing tax benefits will depend upon the amount of its future taxable income and may be limited under certain circumstances.

Effective January 1, 2007, the company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be considered “more-likely-than-not” to be sustained upon examination by taxing authorities. The Company has taken positions in certain taxing jurisdictions for which it is more likely than not that previously unrecognized tax benefits will be recognized. In addition, the Company has elected to recognize interest and penalties related to uncertain tax positions in the income tax provision. In accordance with the provisions of FIN 48, effective January 1, 2007, the Company recorded an income tax refund receivable of $5,654,000 and recognized the associated tax benefit as an increase in additional paid-in capital. In connection therewith, the Company recorded interest receivable of $1,122,000 and recognized the associated tax benefit as an increase in retained earnings. At December 31, 2007 and September 30, 2008, the Company has no unrecognized tax benefits.

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

Note 9 — Tender Offer and Merger

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

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

See Note 10 for information on certain lawsuits which have been filed relating to General Lyon’s proposal.

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

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

As of September 30, 2008, the Company had $18,144,000 of outstanding irrevocable standby letters of credit to guarantee the Company’s financial obligations under certain land banking arrangements, joint venture

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

agreements and other contractual arrangements in the normal course of business. The beneficiary may draw upon these letters of credit in the event of a contractual default by the Company relating to each respective obligation. These letters of credit have a stated term of 12 months and have varying maturities through 2009, at which time the Company may be required to renew the letters of credit to coincide with the term of the respective arrangement.

The Company also had outstanding performance and surety bonds of $208,332,000 at September 30, 2008 related principally to its obligations for site improvements at various projects. The Company does not believe that draws upon these bonds, if any, will have a material effect on the Company’s financial position, results of operations or cash flows.

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

See Note 6 for additional information relating to the Company’s guarantee arrangements.

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

Results of Operations

Overview and Recent Results

Selected financial and operating information for the Company including its wholly-owned projects and joint ventures as of and for the periods presented is as follows:

	Three Months Ended September 30,
	2008			2007
	Wholly-Owned	Joint Ventures	Consolidated Total	Wholly-Owned	Joint Ventures	Consolidated Total
Selected Financial Information (dollars in thousands)
Homes closed	221	9	230	375	41	416

Home sales revenue	$81,707	$3,093	$84,800	$166,634	$15,610	$182,244
Cost of sales	(78,160)	(2,030)	(80,190)	(147,463)	(12,304)	(159,767)

Gross margin	$3,547	$1,063	$4,610	$19,171	$3,306	$22,477

Gross margin percentage	4.3%	34.4%	5.4%	11.5%	21.2%	12.3%

Number of homes closed
California	109	9	118	234	41	275
Arizona	52	—	52	90	—	90
Nevada	60	—	60	51	—	51

Total	221	9	230	375	41	416

Average sales price
California	$497,900	$343,700	$486,100	$550,000	$380,700	$524,700
Arizona	222,400	—	222,400	249,800	—	249,800
Nevada	264,600	—	264,600	303,100	—	303,100

Total	$369,700	$343,700	$368,700	$444,400	$380,700	$438,100

Number of net new home orders
California	173	14	187	216	31	247
Arizona	34	—	34	62	—	62
Nevada	43	—	43	28	—	28

Total	250	14	264	306	31	337

Average number of sales locations during period
California	21	3	24	36	5	41
Arizona	4	—	4	5	—	5
Nevada	11	—	11	11	—	11

Total	36	3	39	52	5	57

	As of September 30,
	2008			2007
	Wholly-Owned	Joint Ventures	Consolidated Total	Wholly-Owned	Joint Ventures	Consolidated Total
Backlog of homes sold but not closed at end of period
California	342	31	373	464	64	528
Arizona	59	—	59	138	—	138
Nevada	48	—	48	51	—	51

Total	449	31	480	653	64	717

Dollar amount of homes sold but not closed at end of period (dollars in thousands)
California	$130,296	$10,088	$140,384	$269,582	$24,494	$294,076
Arizona	11,165	—	11,165	32,195	—	32,195
Nevada	13,536	—	13,536	17,069	—	17,069

Total	$154,997	$10,088	$165,085	$318,846	$24,494	$343,340

Lots controlled at end of period
Owned lots
California	2,289	786	3,075	4,267	978	5,245
Arizona	4,310	1,745	6,055	4,587	1,745	6,332
Nevada	2,900	—	2,900	3,146	—	3,146

Total	9,499	2,531	12,030	12,000	2,723	14,723

Optioned lots(1)
California			489			1,122
Arizona			328			2,728
Nevada			—			—

Total			817			3,850

Total lots controlled
California			3,564			6,367
Arizona			6,383			9,060
Nevada			2,900			3,146

Total			12,847			18,573

(1)	Optioned lots may be purchased by the Company as wholly-owned projects or may be purchased by newly formed joint ventures.

	Nine Months Ended September 30,
	2008			2007
	Wholly-owned	Joint Ventures	Combined Total	Wholly-owned	Joint Ventures	Combined Total
Selected Financial Information (dollars in thousands)
Homes closed	818	34	852	1,229	156	1,385

Home sales revenue	$318,161	$12,596	$330,757	$565,088	$66,756	$631,844
Cost of sales	(303,055)	(12,221)	(315,276)	(487,374)	(50,270)	(537,644)

Gross margin	$15,106	$375	$15,481	$77,714	$16,486	$94,200

Gross margin percentage	4.7%	3.0%	4.7%	13.8%	24.7%	14.9%

Number of homes closed
California	491	34	525	738	156	894
Arizona	171	—	171	314	—	314
Nevada	156	—	156	177	—	177

Total	818	34	852	1,229	156	1,385

Average sales price
California	$482,000	$370,500	$474,800	$564,900	$427,900	$541,000
Arizona	232,300	—	232,300	281,300	—	281,300
Nevada	267,900	—	267,900	338,100	—	338,100

Total	$388,900	$370,500	$388,200	$459,800	$427,900	$456,200

Number of net new home orders
California	658	55	713	899	168	1,067
Arizona	163	—	163	261	—	261
Nevada	177	—	177	168	—	168

Total	998	55	1,053	1,328	168	1,496

Average number of sales locations during period
California	28	3	31	31	6	37
Arizona	4	—	4	5	—	5
Nevada	11	—	11	10	—	10

Total	43	3	46	46	6	52

On a consolidated basis, the number of net new home orders for the three months ended September 30, 2008 decreased 21.7% to 264 homes from 337 homes for the three months ended September 30, 2007. The number of homes closed on a consolidated basis for the three months ended September 30, 2008, decreased 44.7% to 230 homes from 416 homes for the three months ended September 30, 2007. On a consolidated basis, the backlog of homes sold but not closed as of September 30, 2008 was 480, down 33.1% from 717 homes a year earlier, and up 7.6% from 446 homes at June 30, 2008.

Homes in backlog are generally closed within three to six months. The dollar amount of backlog of homes sold but not closed on a consolidated basis as of September 30, 2008 was $165.1 million, down 51.9% from $343.3 million as of September 30, 2007 and up 2.9% from $160.4 million as of June 30, 2008. The cancellation rate of buyers who contracted to buy a home but did not close escrow at the Company’s projects was approximately 33% during the three months ended September 30, 2008 compared to 42% during the three months ended September 30, 2007. The inventory of completed and unsold homes was 30 homes as of September 30, 2008, down from 32 homes at June 30, 2008.

The average number of sales locations during the quarter ended September 30, 2008 was 39, down 31.6% from 57 in the comparable period a year ago. The Company’s number of new home orders per average sales location increased to 6.8 for the quarter ended September 30, 2008 as compared to 5.9 for the quarter ended September 30, 2007.

Comparison of Three Months Ended September 30, 2008 to September 30, 2007

Consolidated operating revenue for the three months ended September 30, 2008 was $102.2 million, a decrease of $80.0 million, or 43.9% from consolidated operating revenue of $182.2 million for the three months ended September 30, 2007. Revenue from sales of wholly-owned homes decreased $84.9 million, or 51.0%, to $81.7 million in the 2008 period from $166.6 million in the 2007 period. This decrease was comprised of (i) a decrease of $68.4 million due to a decrease in the number of wholly-owned homes closed to 221 in 2008 from 375 in 2007 and (ii) a decrease of $16.5 million due to a decrease in the average sales price of wholly-owned homes closed to $369,700 in the 2008 period from $444,400 in the 2007 period. Consolidated operating revenue includes revenue from sales of joint ventures due to the adoption of Interpretation No. 46. Revenue from sales of joint venture homes decreased $12.5 million, or 80.1%, to $3.1 million in the 2008 period from $15.6 million in the 2007 period. This decrease was comprised of (i) a decrease of $0.3 million due to a decrease in the average sales price of joint venture homes closed to $343,700 in the 2008 period from $380,700 in the 2007 period and (ii) a decrease of $12.2 million due to a decrease in the number of joint venture homes closed to 9 in the 2008 period from 41 in the 2007 period. Revenue from sales of lots, land and other was $7.9 million in the 2008 period with no comparable amount in the 2007 period, due to the bulk sale of land in California in 2008.

Total operating loss decreased to $33.4 million in the 2008 period compared to operating loss of $62.8 million in the 2007 period. The excess of revenue from sales of homes over the related cost of sales (gross margin) decreased by $17.9 million to $4.6 million in the 2008 period from $22.5 million in the 2007 period primarily due to (i) a decrease in the number of homes closed to 230 in the 2008 period from 416 in the 2007 period, (ii) a decrease the average sales price of homes closed to $368,700 in the 2008 period from $438,100 in the 2007 period and (iii) a decrease in gross margin percentages to 5.4% in the 2008 period from 12.3% in the 2007 period. The decrease in period-over-period gross margin percentages primarily reflects the close out of projects with higher average gross margin percentages in 2007, a shift in product mix and the decrease in average sales prices in certain of the Company’s markets due to depressed market conditions. The excess of revenue from sales of lots, land and other over the related cost of sales (gross margin) decreased to $(0.7) million in the 2008 period from $(0.9) million in the 2007 period primarily due to the bulk sale of land in California in 2008 with no comparable sale in the 2007 period. Costs of approximately $0.9 million were incurred in the 2007 period related to the abandonment and write-off of project pre-acquisition costs for certain of the Company’s potential projects.

Operating costs for the three months ended September 30, 2008 include a non-cash charge of $21.9 million to record impairment loss on real estate assets held by the Company at certain of its homebuilding projects compared to $59.0 million for the three months ended September 30, 2007. The impairment was primarily attributable to slower than anticipated home sales and lower than anticipated net revenue due to continued deterioration of market conditions in the housing industry. As a result, the future undiscounted cash flows estimated to be generated were determined to be less than the carrying amount of the assets. Accordingly, the related real estate assets were written-down to their estimated fair value. Management determines the estimated fair value by present valuing the estimated future cash flows, including interest cost, at discount rates which are commensurate with the risk of the project under evaluation, generally ranging from 8% to 14%. The non-cash charge is reflected in impairment loss on real estate assets in the consolidated statements of operations.

In 2008, the Company entered into construction management agreements with various affiliates of one of its joint venture equity partners to build and market homes on behalf of the affiliates in 5 separate communities. For such services, the Company will receive fees (generally 5 percent of the sales price, as defined) and may, under certain circumstances, receive additional compensation if certain financial thresholds are achieved. Construction services revenue was $9.4 million in the 2008 period and construction services expenses were $8.1 million. See Note 3 of “Notes to Consolidated Financial Statements” for further discussion.

Sales and marketing expense decreased $6.2 million to $8.7 million in the 2008 period from $14.9 million in the 2007 period primarily due to (i) a decrease of $3.4 million in advertising costs to $2.7 million in the 2008 period from $6.1 million in the 2007 period, (ii) a decrease of $1.0 million in outside broker expenses to $1.7 million in the 2008 period from $2.7 million in the 2007 period and (iii) a decrease of $1.2 million in sales office and model home operation costs to $1.7 million in the 2008 period from $2.9 million in the 2007 period.

General and administrative expenses decreased by $3.3 million to $6.4 million in the 2008 period from $9.7 million in the 2007 period, primarily as a result of (i) a decrease of $2.5 million in salaries and benefits expense to $4.0 million in the 2008 period from $6.5 million in the 2007 period primarily as a result of a reduction in the number of the Company’s employees and (ii) other cost reduction measures implemented by management due to softening market conditions. Other operating costs consist of operating losses realized by golf course operations at certain of the Company’s projects which decreased to $0.2 million in the 2008 period compared to $0.4 million in the 2007 period. Equity in (loss) income of unconsolidated joint ventures decreased to $(0.8) million in the 2008 period from $0.3 million in the 2007 period. Minority equity in (income) loss of consolidated entities decreased to $(0.6) million in the 2008 period from $(0.8) million in the 2007 period, primarily due to a decrease in the number of joint venture homes closed to 9 in the 2008 period from 41 in the 2007 period, offset by an increase in gross margin percentage to 34.4% in the 2008 period from 21.2% in the 2007 period.

Interest incurred decreased to $16.6 million in the 2008 period from $20.0 million in the 2007 period primarily due to a decrease in average debt balances and a decrease in interest rates. Interest expense, net of amounts capitalized was $7.1 million in the 2008 period, with no comparable amount in the 2007 period due to a decrease in real estate assets which qualify for interest capitalization in the 2008 period.

The benefit (provision) for income taxes during the three months ended September 30, 2007 was a benefit of $1.3 million based on operating losses during the period with no comparable amount in the 2008 period.

As a result of the factors outlined above, net loss is $41.1 million in the 2008 period compared to net loss of $60.0 million in the 2007 period.

Comparison of Nine Months Ended September 30, 2008 to September 30, 2007

Consolidated operating revenue for the nine months ended September 30, 2008 was $379.7 million, a decrease of $279.7 million, or 42.4%, from consolidated operating revenue of $659.4 million for the nine months ended September 30, 2007. Revenue from sales of wholly-owned homes decreased $246.9 million, or 43.7%, to $318.2 million in the 2008 period from $565.1 million in the 2007 period. This decrease was comprised of (i) a decrease of $189.0 million due to a decrease in the number of wholly-owned homes closed to 818 in 2008 from 1,229 in 2007 and (ii) a decrease of $57.9 million due to a decrease in the average sales price of wholly-owned homes closed to $388,900 in the 2008 period from $459,800 in the 2007 period. Consolidated operating revenue includes revenue from sales of joint ventures due to the adoption of Interpretation No. 46. Revenue from sales of joint venture homes decreased $54.2 million, or 81.1%, to $12.6 million in the 2008 period from $66.8 million in the 2007 period. This decrease was comprised of (i) a decrease of $2.0 million due to a decrease in the average sales price of joint venture homes closed to $370,500 in the 2008 period from $427,900 in the 2007 period and (ii) a decrease of $52.2 million due to a decrease in the number of joint venture homes closed to 34 in 2008 from 156 in 2007. Revenue from sales of lots, land and other increased to $39.5 million in the 2008 period from $27.5 million in the 2007 period, due to the timing of bulk sales of land in California in 2008, compared to the sale of a golf course in one of the Company’s markets and other bulk sales of land in Arizona in 2007.

Total operating loss decreased to $105.8 million in the 2008 period compared to operating loss of $137.3 million in the 2007 period. The excess of revenue from sales of homes over the related costs of sales (gross margin) decreased by $78.7 million to $15.5 million in the 2008 period from $94.2 million in the 2007 period primarily due to (i) a decrease in the number of homes closed to 852 in the 2008 period from 1,385 in the 2007 period, (ii) a decrease in the average sales price to $388,200 in the 2008 period compared to $456,200 in the 2007 period and (iii) a decrease in the gross margin percentages to 4.7% in the 2008 period from 14.9% in the 2007 period. The decrease in period-over-period gross margin percentage primarily reflects the close out of projects with higher average gross margin percentages in 2007, a shift in product mix and the decrease in average sales prices in certain of the Company’s markets due to depressed market conditions. The excess of revenue from sales of lots, land and other over the related cost of sales (gross margin) decreased to $(1.4) million in the 2008 period from $1.9 million in the 2007 period primarily due to the timing of bulk sales of land in California in 2008, compared to the sale of a golf course in one of the Company’s markets and other bulk sales of land in Arizona in 2007. In addition, $2.8 million of costs were incurred related to the abandonment and write-off of project pre-acquisition costs and land option deposits in the 2007 period.

Operating costs for the nine months ended September 30, 2008 include a non-cash charge of $68.0 million to record impairment loss on real estate assets held by the Company at certain of its homebuilding projects compared to $146.7 million for the nine months ended September 30, 2007. The impairment was primarily attributable to slower than anticipated home sales and lower than anticipated net revenue due to continued deterioration of market conditions in the housing industry. As a result, the future undiscounted cash flows estimated to be generated were determined to be less than the carrying amount of the assets. Accordingly, the related real estate assets were written-down to their estimated fair value. Management determines the estimated fair value by present valuing the estimated future cash flows, including interest cost, at discount rates which are commensurate with the risk of the project under evaluation, generally ranging from 8% to 14%. The non-cash charge is reflected in impairment loss on real estate assets in the consolidated statements of operations.

In 2008, the Company entered into construction management agreements with various affiliates of one of its joint venture equity partners to build and market homes on behalf of the affiliates in 5 separate communities. For such services, the Company will receive fees (generally 5 percent of the sales price, as defined) and may, under certain circumstances, receive additional compensation if certain financial thresholds are achieved. Construction services revenue was $9.4 million in the 2008 period and construction services expenses were $8.1 million. See Note 3 of “Notes to Consolidated Financial Statements” for further discussion.

Sales and marketing expense decreased $14.8 million to $30.8 million in the 2008 period from $45.6 million in the 2007 period primarily due to (i) a decrease of $6.1 million in advertising costs to $10.0 million in the 2008 period from $16.1 million in the 2007 period, (ii) a decrease of $4.9 million in outside broker expenses to $6.4 million in the 2008 period from $11.3 million in the 2007 period, (iii) a decrease in seller closing costs of $1.6 million to $1.0 million in the 2008 period from $2.6 million in the 2007 period and (iv) a decrease in salesperson commissions of $0.9 million to $5.5 million in the 2008 period from $6.4 million in the 2007 period due to the reduction in units closed and revenue from home sales in 2008 as compared to 2007.

General and administrative expenses decreased by $10.5 million to $19.9 million in the 2008 period from $30.4 million in the 2007 period, primarily as a result of (i) a decrease of $8.7 million in salaries and benefits expense to $12.7 million in the 2008 period from $21.4 million in the 2007 period due to a reduction in the Company’s number of employees, (ii) a decrease of $1.1 million in bonus expense to $2.3 million in the 2008 period from $3.4 million in the 2007 period and (iii) other cost reduction measures implemented by management due to the weak housing market. Other operating costs consist of (i) operating losses realized by golf course operations at certain of the Company’s divisions which increased to $0.9 million in the 2008 period compared to $0.5 million in the 2007 period and (ii) nonrecurring items of approximately $1.1 million incurred by the Company during the 2008 period. Equity in (loss) income of unconsolidated joint ventures increased to loss of $(1.6) million in the 2008 period from a loss of $(0.3) million in the 2007 period. Minority equity in (income) loss of consolidated entities decreased to a loss of $1.1 million in the 2008 period from income of $(10.0) million in the 2007 period primarily due to a decrease in the number of joint venture homes closed to 34 in the 2008 period from 156 in the 2007 period.

Total interest incurred decreased to $51.8 million in the 2008 period from $56.2 million in the 2007 period, primarily as a result of a decrease in the average principal balance of debt outstanding, offset by slightly higher average interest rates. Interest expense, net of amounts capitalized was $16.4 million in the 2008 period, with no comparable amount in the 2007 period due to a decrease in real estate assets which qualify for interest capitalization in the 2008 period.

The benefit (provision) for income taxes was a benefit of $41.6 million in the 2008 period compared to a provision of $30.2 million in the 2007 period. Effective January 1, 2008, the Company revoked the “S” corporation election and changed its tax status to a “C” corporation. As a result, the Company recorded a deferred tax asset and related tax benefit of $41.6 million in the 2008 period. Effective January 1, 2007 the Company elected to change its tax status to an “S” Corporation from a “C” Corporation, which required the Company to reduce deferred tax assets and incur an income tax provision of $31.9 million in the 2007 period. See Note 8 of “Notes to Consolidated Financial Statements” for further discussion.

As a result of the factors outlined above, net loss decreased to $80.8 million in the 2008 period compared to net loss of $163.5 million in the 2007 period.

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

In 2008, the homebuilding industry has experienced continued decreased demand for housing, which has resulted in a decrease in new home orders, home closings, average sales prices and gross margins for the Company compared to the 2007 period. During the three and nine months ended September 30, 2008, the Company incurred impairment losses on real estate assets in the amount of $21.9 million and $68.0 million, respectively. The impairments were primarily attributable to slower than anticipated homes sales and lower than anticipated net revenue due to the continued deterioration of market conditions in the homebuilding industry. The Company was required to write-down the book value of certain real estate assets in accordance with Statement No. 144, as defined in Note 1 of “Notes to Consolidated Financial Statements”.

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

Under the modified Revolving Credit Facilities, the aggregate loan commitment is $250.0 million at September 30, 2008 (including two facilities of $50.0 million each, one of $40.0 million, one of $35.0 million, one of $30.0 million, one of $25.0 million and one of $20.0 million), with maturities at various dates as follows:

Loan Commitment Amount (in millions)	Balance Outstanding at September 30, 2008 (in millions)	Initial Maturity Date(1)
$50.0	$26.2	December 2008
35.0	16.6	April 2009
25.0	9.1	May 2009
40.0	32.9	June 2009
50.0	16.8	July 2009
30.0	27.2	September 2009
20.0	5.2	September 2009(2)

$250.0	$134.0

(1)	After the initial maturity date, additional advances may be obtained to complete previously approved projects subject to all other requirements for advances under the borrowing base. Repayments of borrowed amounts are required at the time a sold house closes escrow or at the time a house must be removed from the borrowing base. The final maturity date would generally be twelve to twenty-four months after the initial maturity date.

(2)	The initial maturity date of this facility was September 2008. The facility was not extended by the Company; therefore the final maturity date is September 2009. In addition, in October 2008, the loan commitment amount was reduced from $20.0 million to $6.0 million.

Under the modified revolving credit facilities, the Company is required to comply with a number of covenants, the most restrictive of which require the Company to maintain:

•	A tangible net worth, as defined, of $175.0 million;

•	A ratio of total liabilities to tangible net worth, each as defined, of less than 5.00 to 1; and

•	Minimum liquidity, as defined, of at least $20.0 million.

As of and for the period ending September 30, 2008, the Company is in compliance with these covenants.

The ability of the Company to meet its obligations on its indebtedness will depend to a large degree on its future performance which in turn will be subject, in part, to factors beyond its control, such as prevailing economic conditions either nationally or in regions in which the Company operates, the outbreak of war or other hostilities involving the United States, mortgage and other interest rates, changes in prices of homebuilding materials, weather, the occurrence of events such as landslides, soil subsidence and earthquakes that are uninsurable, not economically insurable or not subject to effective indemnification agreements, availability of labor and homebuilding materials, changes in governmental laws and regulations, volatility in the banking industry and credit markets, the timing of receipt of regulatory approvals and the opening of projects, and the availability and cost of land for future development. The Company cannot be certain that its cash flow will be sufficient to allow it to pay principal and interest on its debt, support its operations and meet its other obligations. If the Company is not able to meet those obligations, it may be required to refinance all or part of its existing debt, sell assets or borrow more money. The Company may not be able to do so on terms acceptable to it, if at all. In addition, the terms of existing or future indentures and credit or other agreements governing the Company’s senior note obligations, revolving credit facilities and other indebtedness may restrict the Company from pursuing any of these alternatives.

Effective January 1, 2007, the Company made an election in accordance with federal and state regulations to be taxed as an “S” corporation rather than a “C” corporation. Under this election, the Company’s taxable income flowed through to and was reported on the personal tax returns of its shareholders. The shareholders were responsible for paying the appropriate taxes based on this election. The Company did not pay any federal taxes under this election and was only required to pay certain state taxes based on a rate of approximately 1.5% of taxable income. As a result of this election, the Company’s provision for income taxes for the nine months ended September 30, 2007 included a reduction of deferred tax assets of $31.9 million due to the elimination of any future tax benefit by the Company from such assets. In addition, unused recognized built in losses in the amount of $19.4 million were no longer available to the Company.

Effective January 1, 2008, the Company and its shareholders made a revocation of the “S” corporation election. As a result of this revocation, the Company will be taxed as a “C” corporation. The shareholders will not be able to elect “S” corporation status for at least five years. The revocation of the “S” corporation election will allow taxable losses generated in 2008 to be carried back to the 2006 “C” corporation year. As a result of the change in tax status, the Company recorded a deferred tax asset and related income tax benefit of $41.6 million as of January 1, 2008. The recorded deferred tax asset reflects the anticipated tax refund for the carry back of the estimated 2008 tax loss to 2006. The Company expects to receive the refund in early 2009. In addition, as of January 1, 2008, the Company has unused built-in losses of $19.4 million which are available to offset future income and expire between 2010 and 2011. The utilization of these losses is limited to $3.9 million of taxable income per year; however, any unused losses in any year may be carried forward for utilization in future years through 2010 and 2011. The maximum cumulative unused built-in loss that may be carried forward through 2010 and 2011 is $11.5 million and $7.9 million, respectively. The Company’s ability to utilize the foregoing tax benefits will depend upon the amount of its future taxable income and may be limited under certain circumstances.

7 5/8% Senior Notes

On November 22, 2004, the Company’s 100% owned subsidiary, William Lyon Homes, Inc., a California corporation, (“California Lyon”) closed its offering of $150.0 million principal amount of 7 5/8% Senior Notes due 2012 (the “7 5/8% Senior Notes”). The notes were sold pursuant to Rule 144A. The notes were issued at par resulting in net proceeds to the Company of approximately $148.5 million. California Lyon agreed to file a registration statement with the Securities and Exchange Commission relating to an offer to exchange the notes for publicly tradeable notes having substantially identical terms. On January 12, 2005, the Securities and Exchange Commission declared the registration statement effective and California Lyon commenced an offer to exchange any and all of its outstanding $150.0 million aggregate principal amount of 7 5/8% Senior Notes due 2012, which are not registered under the Securities Act of 1933, for a like amount of its new 7 5/8% Senior Notes due 2012, which are registered under the Securities Act of 1933, upon the terms and subject to the conditions set forth in the prospectus dated January 12, 2005. The exchange offer was completed for $146.5 million principal amount of the 7 5/8% Senior Notes on February 18, 2005. The remaining $3.5 million principal amount of the old notes was exchanged for new notes in October 2008. The terms of the new notes are identical in all material respects to those of the old notes, except for certain transfer restrictions, registration rights and liquidated damages provisions relating to the old notes. Interest on the 7 5/8% Senior Notes is payable semi-annually on December 15 and June 15 of each year. Based on the principal amount of the 7 5/8% Senior Notes outstanding at September 30, 2008, the Company’s semi-annual interest payments are $5.7 million.

Except as set forth in the Indenture governing the 7 5/8% Senior Notes, the 7 5/8% Senior Notes are not redeemable prior to December 15, 2008. Thereafter, the 7 5/8% Senior Notes will be redeemable at the option of California Lyon, in whole or in part, at a redemption price equal to 100% of the principal amount plus a premium declining ratably to par, plus accrued and unpaid interest, if any.

In October 2008, the Company purchased, in privately negotiated transactions, $16.2 million principal amount of its outstanding 7 5/8% Senior Notes at a cost of $3.6 million, plus accrued interest. The net gain resulting from the purchase, after giving effect to amortization of related deferred loan costs was $12.5 million. Upon settlement of the transaction, the Company authorized these notes to be cancelled, leaving $133.8 million in principal outstanding.

10 3/4% Senior Notes

California Lyon filed a Registration Statement on Form S-3 with the Securities and Exchange Commission for the sale of $250.0 million of Senior Notes due 2013 (the “10 3/4% Senior Notes”) which became effective on March 12, 2003. The offering closed on March 17, 2003 and was fully subscribed and issued. The notes were issued at a price of 98.493% to the public, resulting in net proceeds to the Company of approximately $246.2 million. The purchase price reflected a discount to yield 11% under the effective interest method and the notes have been reflected net of the unamortized discount in the accompanying consolidated balance sheet. Interest on the 10 3/4% Senior Notes is payable on April 1 and October 1 of each year. Based on the principal amount of the 10 3/4% Senior Notes outstanding at September 30, 2008, the Company’s semi-annual interest payments are $13.4 million.

Except as set forth in the Indenture governing the 10 3/4% Senior Notes, the 10 3/4% Senior Notes were not redeemable prior to April 1, 2008. Thereafter, the 10 3/4% Senior Notes are redeemable at the option of California Lyon, in whole or in part, at a redemption price equal to 100% of the principal amount plus a premium declining ratably to par, plus accrued and unpaid interest, if any.

In October 2008, the Company purchased, in privately negotiated transactions, $30.0 million principal amount of its outstanding 10 3/4% Senior Notes at a cost of $7.5 million, plus accrued interest. The net gain resulting from the purchase, after giving effect to amortization of related deferred loan costs and unamortized discount costs was $21.8 million. Upon settlement of the transaction, the Company authorized these notes to be cancelled, leaving $220.0 million in principal outstanding.

7 1/2% Senior Notes

On February 6, 2004, California Lyon closed its offering of $150.0 million principal amount of 7 1/2% Senior Notes due 2014 (the “7 1/2% Senior Notes”). The notes were sold pursuant to Rule 144A and outside the United States to non-U.S. persons in reliance on Regulation S. The notes were issued at par, resulting in net proceeds to the Company of approximately $147.6 million. California Lyon agreed to file a registration statement with the Securities and Exchange Commission relating to an offer to exchange the notes for publicly tradeable notes having substantially identical terms. On July 16, 2004, the Securities and Exchange Commission declared the registration statement effective and California Lyon commenced an offer to exchange any and all of its outstanding $150.0 million aggregate principal amount of 7 1/2% Senior Notes due 2014, which are not registered under the Securities Act of 1933, for a like amount of its new 7 1/2% Senior Notes due 2014, which are registered under the Securities act of 1933, upon the terms and subject to the conditions set forth in the prospectus dated July 16, 2004. The exchange offer was completed for the full principal amount of the 7 1/2% Senior Notes on August 17, 2004. The terms of the new notes are identical in all material respects to those of the old notes, except for certain transfer restrictions, registration rights and liquidated damages provisions relating to the old notes. Interest on the 7 1/2% Senior Notes is payable on February 15 and August 15 of each year. Based on the principal amount of 7 1/2% Senior Notes outstanding at September 30, 2008, the Company’s semi-annual interest payments are $5.6 million.

Except as set forth in the Indenture governing the 7 1/2% Senior Notes, the 7 1/2% Senior Notes are not redeemable prior to February 15, 2009. Thereafter, the 7 1/2% Senior Notes will be redeemable at the option of California Lyon, in whole or in part, at a redemption price equal to 100% of the principal amount plus a premium declining ratably to par, plus accrued and unpaid interest, if any.

In October 2008, the Company purchased, in privately negotiated transactions, $25.7 million principal amount of its outstanding 7 1/2% Senior Notes at a cost of $5.7 million, plus accrued interest. The net gain resulting from the purchase, after giving effect to amortization of related deferred loan costs was $19.7 million. Upon settlement of the transaction, the Company authorized these notes to be cancelled, leaving $124.3 million in principal outstanding.

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

At September 30, 2008, the Company had approximately $186.1 million of secured indebtedness, (excluding approximately $83.4 million of secured indebtedness of consolidated entities) and approximately $9.7 million of additional secured indebtedness available to be borrowed under the Company’s credit facilities, as limited by the Company’s borrowing base formulas.

Revolving Credit Facilities

As of September 30, 2008, the Company has seven revolving credit facilities which have an aggregate maximum loan commitment of $250.0 million, (including two facilities of $50.0 million each, one of $40.0 million, one of $35.0 million, one of $30.0 million, one of $25.0 million and one of $20.0 million), with maturities at various dates as follows:

Loan Commitment Amount (in millions)	Balance Outstanding at September 30, 2008 (in millions)	Initial Maturity Date(1)
$50.0	$26.2	December 2008
35.0	16.6	April 2009
25.0	9.1	May 2009
40.0	32.9	June 2009
50.0	16.8	July 2009
30.0	27.2	September 2009
20.0	5.2	September 2009(2)

$250.0	$134.0

(1)	After the initial maturity date, additional advances may be obtained to complete previously approved projects subject to all other requirements for advances under the borrowing base. Repayments of borrowed amounts are required at the time a sold house closes escrow or at the time a house must be removed from the borrowing base. The final maturity date would generally be twelve to twenty-four months after the initial maturity date.

(2)	The initial maturity date of this facility was September 2008. The facility was not extended by the Company; therefore the final maturity date is September 2009. In addition, in October 2008, the loan commitment amount was reduced from $20.0 million to $6.0 million.

The revolving credit facilities have similar characteristics. The Company may borrow amounts, subject to applicable borrowing base and concentration limitations, as defined. During the last year of the term of each facility, the commitment amount will decrease ratably until the commitment under each facility is reduced to zero by the final maturity date, as defined in each respective agreement.

Availability under each credit facility is subject not only to the maximum amount committed under the respective facility, but also to both various borrowing base and concentration limitations. The borrowing base limits lender advances to certain agreed percentages of asset value. The allowed percentage generally increases as the asset progresses from land under development to residence subject to contract of sale. Advances for each type of collateral become due in whole or in part, subject to possible re-borrowing, and/or the collateral becomes excluded from the borrowing base, after a specified period or earlier upon sale. Concentration limitations further restrict availability under the credit facilities. The effect of these borrowing base and concentration limitations essentially is to mandate minimum levels of the Company’s investment in a project, with higher percentages of investment required at earlier phases of a project, and with greater absolute dollar amounts of investment required as a project progresses. Each revolving credit facility is secured by deeds of trust on the real property and improvements thereon owned by the Company in the subdivision project(s) approved by the respective lender, as well as pledges of all net sale proceeds, related contracts and other ancillary property. Also, each credit facility includes financial covenants, which may limit the amount that may be borrowed thereunder. Outstanding advances bear interest at various rates, which approximate the prime rate. As of September 30, 2008, $134.0 million was outstanding under these credit facilities, with a weighted-average interest rate of 5.985%, and the undrawn availability was $9.7 million as limited by the borrowing base formulas. Interest on the revolving credit facilities is calculated on the average, outstanding daily balance and is paid following the end of each month. During the three and nine months ended September 30, 2008, the Company borrowed $97.8 million and $257.4 million, respectively, and repaid $59.7 million and $263.2 million, respectively, under these facilities. The maximum amount outstanding was $134.0 million and the weighted average borrowings were $116.6 million during the three months ended September 30, 2008. Interest incurred on the revolving credit facilities for the three and nine months ended September 30, 2008 was $1.4 million and $5.6 million, respectively. The Company routinely makes borrowings under its revolving credit facilities in the ordinary course of business within the maximum aggregate loan commitment amounts to fund its operations, including its land acquisition and home building activities, and repays such borrowings, as required by the credit facilities, with the net sales proceeds of sales of the real property, including homes, which secure the applicable credit facility.

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

As of and for the period ending September 30, 2008, the Company is in compliance with these covenants.

Construction Notes Payable

At September 30, 2008, the Company had construction notes payable on certain consolidated entities amounting to $124.7 million. The construction notes have various maturity dates through 2017 and bear interest at rates ranging from prime plus 0.25% to prime plus 1.50% at September 30, 2008. Interest is calculated on the average daily balance and is paid following the end of each month.

Revolving Mortgage Warehouse Credit Facilities

The Company, through its mortgage subsidiary and one of its unconsolidated joint ventures, has entered into two revolving mortgage warehouse credit facilities with banks to fund its mortgage origination operations. The original credit facility, which matures in October 2008, provides for revolving loans of up to $22.5 million outstanding, $15.0 million of which is committed (lender obligated to lend if stated conditions are satisfied) and $7.5 million is not committed (lender advances are optional even if stated conditions are otherwise satisfied). The

Company’s mortgage subsidiary and one of its unconsolidated joint ventures entered into an additional $20.0 million credit facility which matures in November 2008. The Company expects the maturities to be extended by the lender at each maturity date. Mortgage loans are generally held for a short period of time and are typically sold to investors within 7 to 15 days following funding. The facilities are secured by substantially all of the assets of each of the borrowers, including the mortgage loans held for sale, all rights of each of the borrowers with respect to contractual obligations of third party investors to purchase such mortgage loans, and all proceeds of sale of such mortgage loans. The facilities, which have LIBOR based pricing, also contain certain financial covenants requiring the borrowers to maintain minimum tangible net worth, leverage, profitability and liquidity. These facilities are non-recourse and are not guaranteed by the Company. At September 30, 2008 the outstanding balance under these facilities was $10.8 million.

Land Banking Arrangements

The Company enters into purchase agreements with various land sellers. In some instances, and as a method of acquiring land in staged takedowns, thereby minimizing the use of funds from the Company’s revolving credit facilities and other corporate financing sources and limiting the Company’s risk, the Company transfers its right in such purchase agreements to entities owned by third parties (land banking arrangements). These entities use equity contributions and/or incur debt to finance the acquisition and development of the lots. The entities grant the Company an option to acquire lots in staged takedowns. In consideration for this option, the Company makes a non-refundable deposit of 15% to 25% of the total purchase price. Additionally, the Company may be subject to other penalties if lots are not acquired. The Company is under no obligation to purchase the balance of the lots, but would forfeit remaining deposits and be subject to penalties if the lots were not purchased. The Company does not have legal title to these entities or their assets and has not guaranteed their liabilities. These land banking arrangements help the Company manage the financial and market risk associated with land holdings. The use of these land banking arrangements is dependent on, among other things, the availability of capital to the option provider, general housing market conditions and geographic preferences. As described in Note 2 of “Notes to Consolidated Financial Statements”, Interpretation No. 46, requires the consolidation of the assets, liabilities and operations of two of the Company’s land banking arrangements including, as of September 30, 2008, real estate inventories of $27.7 million, which are included in real estate inventories not owned in the Company’s consolidated balance sheet.

In addition, the Company participates in two land banking arrangements, which are not VIE’s in accordance with Interpretation No. 46, but are consolidated in accordance with SFAS No. 49, Accounting for Product Financing Arrangements, (“FAS 49”). Under the provisions of FAS 49, the Company has determined it is economically compelled, based on certain factors, to purchase the land in the land banking arrangements, and therefore, must record the remaining purchase price of the land of $82.0 million, which is included in real estate inventories not owned and liabilities from inventories not owned in the accompanying balance sheet.

Summary information with respect to the Company’s consolidated and unconsolidated land banking arrangements is as follows as of September 30, 2008 (dollars in thousands):

Total number of land banking projects	4

Total number of lots	1,054

Total purchase price	$231,448

Balance of lots still under option and not purchased:
Number of lots	605

Purchase price	$109,696

Forfeited deposits (cash and letters of credit) if lots were not purchased	$42,003

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

As of September 30, 2008, the Company’s investment in and advances to unconsolidated joint ventures was $2.1 million and the venture partners’ investment in such joint ventures was $3.2 million. As of September 30, 2008, one of these joint ventures had obtained financing from a construction lender which amounted to $7.4 million of outstanding indebtedness. As of September 30, 2008, the Company was not in compliance with the ratio of indebtedness to tangible net worth covenant under the loan documents. The Company and its joint venture partner have agreed to repay the $7.4 million of outstanding indebtedness in December 2008, which would require a cash expenditure of approximately $3.7 million (plus accrued and unpaid interest) from the Company.

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

Cash Flows — Comparison of Nine Months Ended September 30, 2008 to Nine Months Ended September 30, 2007

Net cash provided by (used in) operating activities increased to a source of $43.5 million in the 2008 period from a use of $94.6 million in the 2007 period. The change was primarily as a result of (i) a decrease in real estate inventories-owned of $99.6 million in the 2008 period from an increase of $156.0 million in the 2007 period, (ii) an increase in accrued expenses of $1.6 million in the 2008 period compared to a decrease of $44.3 million in the 2007 period, (iii) a decrease in receivables of $15.5 million in the 2008 period compared to a decrease of $88.2 million in the 2007 period, (iv) a benefit for income taxes of $41.6 million in the 2008 period compared to a provision for income taxes of $30.2 million in the 2007 period, (v) impairment loss on real estate assets of $68.0 million in the 2008 period compared to $146.7 million in the 2007 period and (vi) net loss of $80.8 million in the 2008 period compared to net loss of $163.5 million in the 2007 period.

The decrease in real estate inventories-owned is primarily attributable to a decrease in land acquisitions and construction expenditures during the 2008 period compared to the 2007 period due to decreased demand for housing. The decrease in accrued expenses is partially attributable to (i) the decrease in accrued deferred compensation of $6.7 million in the 2008 period due to the termination of the Company’s Executive Deferred Compensation Plan (previously disclosed in the Company’s Annual Report on Form 10-K for the year ending December 31, 2007). As of December 31, 2007, the deferred compensation liability balance was $6.7 million. In addition, a net increase in accrued interest of $8.3 million during the 2008 period from a balance of $13.7 million as of December 31, 2007 compared to $22.0 million as of September 30, 2008. Comparatively, during the 2007 period, the net change in accrued expenses consisted of a net decrease in accrued bonus expense of $28.9 million during the 2007 period from a balance of $39.4 million as of December 31, 2006 compared to $10.5 million as of September 30, 2007 and (ii) a net decrease in income taxes payable of $7.3 million during the 2007 period from a balance of $4.1 million as of December 31, 2006 compared to $(3.2) million as of September 30, 2007. The changes identified above during the nine months of the periods ending September 30, 2008 and 2007 are recurring in nature and are attributable to the timing of interest and bonus payments made each year, offset by normal accruals for the period.

The decrease in receivables is attributable to a decrease in escrow proceeds receivable of $15.9 million during the 2008 period from a balance of $19.2 million as of December 31, 2007 to a balance of $3.3 million as of September 30, 2008, compared to a decrease of $42.3 million during the 2007 period, from a balance of $47.3 million as of December 31, 2006 to a balance of $5.0 million as of September 30, 2007. The large balance as of December 31, 2007 and 2006 was temporary in nature and primarily due to a significant number of homes closed in the last five days of the year of 122 in 2007 and 192 in 2006 where the homes had closed escrow but the Company had not yet received the funds from the escrow and title companies. The entire balance of escrow proceeds receivable at December 31, 2007 and 2006 was collected within the first few days of the following period.

The differences in (i) impairment loss on real estate assets, (ii) (benefit) provision for income taxes and (iii) net loss from the 2007 period to the 2008 period are discussed above in Item 2 — Results of Operations.

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

Net cash used in investing activities decreased to $0.3 million in the 2008 period from $6.9 million in the 2007 period. The change was a result of (i) a decrease in investments in and advances to unconsolidated joint ventures to $0.04 million in the 2008 period from $4.6 million in the 2007 period and (ii) the net cash paid for the purchase of partner’s interest in unconsolidated joint ventures of $1.5 million in the 2007 period.

Net cash (used in) provided by financing activities decreased to a use of $1.3 million in the 2008 period from a source of $97.2 million in the 2007 period, primarily as a result of minority interest distributions of $3.9 million in the 2008 period compared to $19.9 million in the 2007 period and net borrowings on notes payable of $2.6 million in the 2008 period compared to net borrowings on notes payable of $117.0 in the 2007 period.

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

Project (County) Product	Year of First Delivery	Estimated Number of Homes at Completion(1)	Cumulative Units Closed as of Sept 30, 2008	Backlog at Sept 30, 2008(2)(3)	Lots Owned as of Sept 30, 2008(4)	Homes Closed for the Year Ended Sept 30, 2008	Sales Price Range(5)

SOUTHERN CALIFORNIA REGION
SAN DIEGO/INLAND EMPIRE DIVISION
Wholly-Owned:
San Diego:
Promenade	2006	168	80	0	88	14	$370,000 - 480,000
Alcala Del Sur	2005	83	83	0	0	2	$660,000 - 710,000
Pasado Del Sur	2009	89	0	20	25	0	$535,000 - 575,000
Maybeck	2006	51	51	0	0	13	$630,000 - 710,000
Sunset Cove	2007	35	35	0	0	6	$420,000 - 460,000
Santee:
Altair	2008	85	17	23	68	17	$277,000 - 338,000
Riverside County:
Parkside, Corona	2007	122	94	24	28	25	$441,000 - 559,000
Serafina, North Corona	2007	314	221	24	93	31	$265,000 - 319,000
Bridle Creek, Corona	2003	274	241	20	33	6	$436,000 - 560,000
Savannah at Harveston Ranch, Temecula	2005	162	136	26	26	3	$257,000 - 220,000
San Bernardino County:
Adelina, Fontana	2008	109	18	13	91	18	$265,000 - 295,000
Rosabella, Fontana	2007	114	26	7	88	22	$249,000 - 286,000
Amador, Rancho Cucamonga	2007	69	27	9	42	10	$278,000 - 335,000
Vintner's Grove, Rancho Cucamongo
Sollara SFD	2007	45	11	14	34	2	$375,000 - 405,000
Canela Triplex	2007	63	15	14	48	2	$260,000 - 321,000
Chapman Heights, Yucaipa
Braeburn	2005	113	107	6	6	15	$425,000 - 515,000
Crofton	2005	140	140	0	0	4	$403,000 - 433,000
Vista Bella	2012	108	0	0	108	0	$255,000 - 286,000
Redcort	2012	90	0	0	90	0	$284,000 - 309,000

Total Wholly-Owned:		2,234	1,302	200	868	190

Joint Ventures:
San Diego:
Ravenna	2005	199	199	0	0	1	$453,000 - 513,000
Treviso	2005	186	164	20	22	10	$300,000 - 435,000

Total Joint Ventures:		385	363	20	22	11

TOTAL SAN DIEGO/INLAND EMPIRE DIVISION		2,619	1,665	220	890	201

ORANGE COUNTY/LOS ANGELES DIVISION
Wholly-Owned:
Irvine:
San Carlos	2007	143	39	12	1	19	$380,000 - 525,000
Ivy	2010	135	0	0	0	0	$390,000 - 445,000
Columbus Grove:
Lantana	2006	102	102	0	0	14	$765,000 - 840,000
Kensington	2006	63	63	0	0	11	$640,000 - 775,000
Tustin:
Columbus Grove/Columbus Square:
Clarendon	2007	102	102	0	0	2	$270,000 - 650,000
Astoria	2007	38	38	0	0	12	$725,000 - 850,000
Cambridge Lane	2007	156	99	37	57	8	$ 95,000 - 500,000
Ciara	2007	67	54	6	13	15	$1,000,000 - 1,200,000
Verandas	2007	44	44	0	0	18	$650,000 - 705,000

Project (County) Product	Year of First Delivery	Estimated Number of Homes at Completion(1)	Cumulative Units Closed as of Sept 30, 2008	Backlog at Sept 30, 2008(2)(3)	Lots Owned as of Sept 30, 2008(4)	Homes Closed for the Year Ended Sept 30, 2008	Sales Price Range(5)
San Clemente:
Alora	2008	13	13	0	0	13	$950,000 - 1,050,000
San Juan Capistrano:
Floralisa	2005	80	80	0	0	6	$1,275,000 - 1,295,000
Estrella Rosa	2006	40	40	0	0	1	$1,675,000 - 1,725,000
Moorpark:
Meridian Hills:
Ashford	2006	31	31	0	0	3	$780,000 - 890,000
Marquis	2007	34	34	0	0	7	$830,000 - 975,000
Los Angeles:
Arboreta at Rainbird
Vintage	2008	87	0	17	87	0	$395,000 - 505,000
Tradition	2008	53	22	16	31	22	$600,000 - 689,000
Hawthorne:
360 South Bay(6):
The Flats	2010	188	0	0	188	0	$435,000 - 615,000
The Lofts	2010	123	0	0	123	0	$460,000 - 680,000
The Rows	2010	94	0	0	94	0	$615,000 - 715,000
The Courts	2010	118	0	0	118	0	$560,000 - 695,000
The Gardens	2010	102	0	0	102	0	$665,000 - 860,000
Azusa:
Rosedale(6):
Gardenia	2010	147	0	0	81	0	$435,000 - 530,000
Sage Court	2010	176	0	0	64	0	$405,000 - 495,000

TOTAL ORANGE COUNTY/LOS ANGELES DIVISION		2,136	761	88	959	151

SOUTHERN CALIFORNIA REGION COMBINED TOTAL
Wholly-Owned		4,370	2,063	288	1,827	341
Joint Ventures		385	363	20	22	11

		4,755	2,426	308	1,849	352

NORTHERN CALIFORNIA REGION
Wholly-Owned:
Contra Costa County:
Seagate at Bayside, Hercules	2005	96	96	0	0	1	$615,000 - 727,000
Rivergate I & II, Antioch	2006	167	128	15	39	11	$350,000 - 430,000
Vista Del Mar, Pittsburgh
Vineyard(6)	2007	155	14	2	141	13	$650,000 - 710,000
Victory(6)	2008	129	11	2	118	11	$680,000 - 745,000
Stanislaus County:
Falling Leaf, Modesto
Trails	2006	43	43	0	0	15	$260,000 - 325,000
Groves	2006	43	43	0	0	9	$273,000 - 308,000
Meadows	2006	33	33	0	0	14	$359,000 - 400,000
Placer County:
Whitney Ranch, Rocklin
Shady Lane	2006	96	55	14	41	13	$365,000 - 391,000
Twin Oaks	2006	92	34	5	58	9	$400,000 - 470,000
Sacramento County:
Big Horn, Elk Grove
Plaza Walk	2005	106	81	10	25	15	$250,000 - 300,000
Gallery Walk	2005	149	112	6	37	17	$200,000 - 235,000
Verona at Anatolia, Rancho Cordova	2005	79	79	0	0	12	$400,000 - 425,000
Marquee at Fair Oaks	2007	21	18	0	3	10	$250,000 - 360,000

Total Wholly-Owned		1,209	747	54	462	150

Project (County) Product	Year of First Delivery	Estimated Number of Homes at Completion(1)	Cumulative Units Closed as of Sept 30, 2008	Backlog at Sept 30, 2008(2)(3)	Lots Owned as of Sept 30, 2008(4)	Homes Closed for the Year Ended Sept 30, 2008	Sales Price Range(5)
Joint Ventures:
Contra Costa County:
Vista Del Mar, Pittsburgh
Villages	2007	102	36	7	66	12	$303,000 -375,000
Venue	2007	132	37	4	95	11	$363,000 -430,000
Monterey County:
East Garrison	2011	603	0	0	603	0	$239,000 -780,000

Total Joint Ventures:		837	73	11	764	23

NORTHERN CALIFORNIA REGION COMBINED TOTAL
Wholly-Owned		1,209	747	54	462	150
Joint Ventures		837	73	11	764	23

		2,046	820	65	1,226	173

ARIZONA REGION
Wholly-Owned:
Maricopa County
Copper Canyon Ranch, Surprise Sunset Point	2004	282	282	0	0	1	$287,000 -383,000
Talavera, Phoenix	2006	134	134	0	0	9	$256,000 -330,000
Coldwater Ranch, Maricopa County	2009	368	0	0	368	0	$141,000 -183,000
Lehi Crossing, Mesa	2012	880	0	0	552	0	$209,000 -288,000
Rancho Mercado, Phoenix	2012	1,850	0	0	1,850	0	$194,000 -282,000
Hastings Property, Queen Creek	2011	631	0	0	631	0	$245,000 -436,000
Lyon’s Gate, Gilbert:
Pride	2006	650	319	34	331	54	$158,000 -188,000
Savanna	2006	174	144	4	30	32	$200,000 -241,000
Sahara	2006	169	136	6	33	34	$236,000 -290,000
Acacia	2007	365	63	15	302	41	$189,000 -245,000
Future Products	2009	213	0	0	213	0

Total Wholly-Owned:		5,716	1,078	59	4,310	171

Joint Ventures:
Maricopa County
Circle G at the Church Farm North		1,745	0	0	1,745	0

Total Joint Ventures:		1,745	0	0	1,745	0

ARIZONA REGION TOTAL		7,461	1,078	59	6,055	171

NEVADA REGION
Wholly-Owned:
Clark County
Summerlin, Las Vegas
Kingwood Crossing	2006	100	79	12	21	19	$385,000 -471,000
North Las Vegas
The Cottages	2004	360	305	2	55	8	$172,000 -199,000
La Tierra	2006	67	60	0	7	7	$315,000 -345,000
Tierra Este	2008	126	6	2	120	6	$275,000 -305,000
Carson Ranch, Las Vegas
West Series I	2005	71	67	0	4	0	$395,000 -430,000
West Series II	2005	59	53	0	6	2	$406,000 -503,000
East Series I	2006	103	63	5	40	13	$305,000 -340,000
East Series II	2007	58	15	3	43	8	$299,000 -361,000
West Park, Las Vegas
Villas	2006	191	71	6	120	27	$283,000 -325,000
Courtyards	2006	113	56	7	57	19	$330,000 -380,000
Mesa Canyon, Las Vegas	2011	49	0	0	49	0	$410,000 -446,000
The Lyon Estates, Las Vegas	2012	129	0	0	129	0	$610,000 -682,000

Project (County) Product	Year of First Delivery	Estimated Number of Homes at Completion(1)	Cumulative Units Closed as of Sept 30, 2008	Backlog at Sept 30, 2008(2)(3)	Lots Owned as of Sept 30, 2008(4)	Homes Closed for the Year Ended Sept 30, 2008	Sales Price Range(5)
Nye County
Mountain Falls, Pahrump:
Cascata	2005	147	137	0	10	0	$216,000 - 238,000
Tramonto	2005	212	164	2	48	11	$256,000 - 291,000
Move up Product	2011	91	0	0	91	0
Bella Sera	2005	129	101	5	28	9	$312,000 - 352,000
Cascata Ancora	2007	118	53	2	65	16	$196,000 - 218,000
Entrata	2007	99	17	2	82	11	$177,000 - 199,000
Future Projects	2010	1,925	0	0	1,925	0

NEVADA REGION TOTAL		4,147	1,247	48	2,900	156

GRAND TOTALS:
Wholly-Owned		15,442	5,135	449	9,499	818
Joint Ventures		2,967	436	31	2,531	34

		18,409	5,571	480	12,030	852

(1)	The estimated number of homes to be built at completion is subject to change, and there can be no assurance that the Company will build these homes.
(2)	Backlog consists of homes sold under sales contracts that have not yet closed, and there can be no assurance that closings of sold homes will occur.
(3)	Of the total homes subject to pending sales contracts as of September 30, 2008, 456 represent homes completed or under construction and 24 represent homes not yet under construction.
(4)	Lots owned as of September 30, 2008 include lots in backlog at September 30, 2008.
(5)	Sales price range reflects base price only and excluded any lot premium, buyer incentive and buyer selected options, which vary from project to project.
(6)	All or a portion of the lots in this project are not owned as of September 30, 2008. The Company consolidated the purchase price of the lots in accordance with Interpretation No. 46, and considers the lots owned at September 30, 2008.

Income Taxes

Effective January 1, 2007, the Company made an election in accordance with federal and state regulations to be taxed as an “S” corporation rather than a “C” corporation. Under this election, the Company’s taxable income flowed through to and was reported on the personal tax returns of its shareholders. The shareholders were responsible for paying the appropriate taxes based on this election. The Company did not pay any federal taxes under this election and was only required to pay certain state taxes based on a rate of approximately 1.5% of taxable income. As a result of this election, the Company’s provision for income taxes for the nine months ended September 30, 2007 included a reduction of deferred tax assets of $31.9 million due to the elimination of any future tax benefit by the Company from such assets. In addition, unused recognized built in losses in the amount of $19.4 million are no longer available to the Company.

Effective January 1, 2008, the Company and its shareholders made a revocation of the “S” corporation election. As a result of this revocation, the Company will be taxed as a “C” corporation. The shareholders will not be able to elect “S” corporation status for at least five years. The revocation of the “S” corporation election will allow taxable losses generated in 2008 to be carried back to the 2006 “C” corporation year. As a result of the change in tax status, the Company recorded a deferred tax asset of $41.6 million as of January 1, 2008. The recorded deferred tax asset reflects the anticipated tax refund for the carry back of the estimated 2008 tax loss to 2006. The Company expects to receive the refund in early 2009. In addition, as of January 1, 2008, the Company has unused built-in losses of $19.4 million which are available to offset future income and expire between 2010 and 2011. The utilization of these losses is limited to $3.9 million of taxable income per year; however, any unused losses in any year may be carried forward for utilization in future years through 2010 and 2011. The maximum cumulative unused built-in loss that may be carried forward through 2010 and 2011 is $11.5 million and $7.9 million, respectively. The Company’s ability to utilize the foregoing tax benefits will depend upon the amount of its future taxable income and may be limited under certain circumstances.

Effective January 1, 2007, the company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be considered “more-likely-than-not” to be sustained upon examination by taxing authorities. The Company has taken positions in certain taxing jurisdictions for which it is more likely than not that previously unrecognized tax benefits will be recognized. In addition, the Company has elected to recognize interest and penalties related to uncertain tax positions in the income tax provision. In accordance with the provisions of FIN 48, effective January 1, 2007, the Company recorded an income tax refund receivable of $5.7 million and recognized the associated tax benefit as an increase in additional paid-in capital. In connection therewith, the Company recorded interest receivable of $1.1 million and recognized the associated tax benefit as an increase in retained earnings. At December 31, 2007 and September 30, 2008, the Company has no unrecognized tax benefits.

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

Related Party Transactions

See Note 7 of the Notes to Consolidated Financial Statements for a description of the Company’s transactions with related parties.

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

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51 (“FAS 160”). FAS 160 establishes accounting and reporting standards for a parent company’s non-controlling interest in a subsidiary and for the de-consolidation of a subsidiary. FAS 160 is effective for fiscal years beginning after December 15, 2008. The adoption of FAS No. 160 on January 1, 2009 shall be applied prospectively, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented, including the requirement that the non-controlling interest shall be reclassified to equity. The adoption of FAS No. 160 will require the Company to record gains or losses upon changes in control which could have a significant impact on the consolidated financial statements.

In February 2008, the FASB issued FSP No. 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions (“FSP 140-3”). FSP 140-3 provides guidance on the accounting for a purchase of a financial asset from a counterparty and contemporaneous financing of the acquisition through repurchase agreements with the same counterparty. Under this guidance, the purchase and related financing are linked, unless all of the following conditions are met at the inception of the transaction: (i) the purchase and corresponding financing are not contractually contingent; (ii) the repurchase financing provides recourse; (iii) the financial asset and repurchase financing are readily obtainable in the marketplace and are executed at market rates; and (iv) the maturity of financial asset and repurchase are not coterminous. A linked transaction would require an analysis under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”) to determine whether the transaction meets the requirements for sale accounting. If the linked transaction does not meet sale accounting requirements, the net investment in the linked transaction is to be recorded as a derivative with the corresponding change in fair value of the derivative being recorded through earnings. The value of the derivative would reflect changes in the value of the underlying debt investments and changes in the value of the underlying credit provided by the counterparty. The Company currently presents these transactions gross, with the acquisition of the financial assets in total assets and the related repurchase agreements as financings in total liabilities on the consolidated balance sheet. The interest income earned on the debt investments and interest expense incurred on the repurchase obligations are reported gross on the consolidated income statements. FSP 140-3 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company is currently evaluating the effect that this pronouncement will have on its financial statements.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation and presentation of financial statements in accordance with GAAP. This statement will be effective 60 days after the SEC approves the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not anticipate the adoption of SFAS 162 will have a significant effect on its consolidated financial statements.

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

Item 1A.    Risk Factors

The Company’s Annual Report on Form 10-K for the year ended December 31, 2007, includes detailed disclosure about risk factors which should be carefully considered when evaluating any investment in the Company. Risk factors have not materially changed since December 31, 2007, except as stated below:

HOMEBUILDING OPERATIONS

Recent Disruptions in the Financial Markets Could Adversely Affect Demand for the Company’s Products or Access to Capital

The home building industry can be greatly affected by macro economic factors, including changes in national, regional, and local economic conditions, as well as potential home buyers’ perceptions of such economic factors. These factors, including employment levels, income, prices, and credit availability and interest rates affecting homeowners, can adversely affect the residential real estate market. As discussed in this and prior reports, the residential real estate market has been particularly challenging over the last several quarters. The recent disruptions in the overall economy and, in particular, the credit and financial markets, have further deteriorated this environment and could further reduce consumer income, liquidity, credit and confidence in the economy, and result in further reductions in new and existing home sales. Further deterioration of the credit markets or the residential real estate market could be severely harmful to the Company’s financial position and results of operations and could adversely affect the Company’s liquidity or its ability to comply with the covenants under its indentures and credit facilities. There can be no assurances that recent or future government responses to the disruptions in the financial markets will restore consumer confidence, stabilize such markets or increase liquidity and the availability of credit to consumers and businesses.

CONSTRUCTION SERVICES

Supply and labor shortages and other risks could increase costs and delay completion.

Construction services operations could be adversely affected by fluctuating prices and limited supplies of building materials as well as the cost and availability of trades personnel. These prices and supplies may be adversely affected by natural disasters and adverse weather conditions, which could cause increased costs and delays in construction that could have an adverse effect upon our construction services operations.

The Company is subject to changes in the demand for construction projects.

Individual markets can be sensitive to overall capital spending trends in the economy, financing and capital availability for real estate and competitive pressures on the availability and pricing of construction projects. These factors can result in a reduction in the supply of suitable projects, increased competition and reduced margins on construction contracts.

The timing and funding of contracts and other factors could lead to unpredictable operating results.

Construction services operations are also subject to other risks and uncertainties, including the timing of new contracts and the funding of such awards; the length of time over which construction contracts are to be performed; cancellations of, or changes in the scope of, existing contracts; and the ability to meet performance or schedule guarantees and cost overruns.

Items 2, 3, 4 and 5.

Not applicable.

Item 6.    Exhibits

Exhibit No.	Description

10.1	Second Amendment Agreement dated as of September 2, 2008, by and between William Lyon Homes, Inc., a California Corporation (“Borrower”), and Comerica Bank (“Lender”).

10.2

Sixth Amendment to Amended and Restated Revolving Line of Credit Agreement dated as of September 17, 2008, by and between William Lyon Homes, Inc., a California corporation and California Bank & Trust, a California Banking Corporation (incorporated herein by reference to Exhibit 10.1 filed with the registrant’s Current Report on Form 8-K filed on September 24, 2008).

10.3

Ninth Modification Agreement to Borrowing Base Revolving Line of Credit Agreement dated as of September 25, 2008 by and between William Lyon Homes, Inc., a California Corporation (“Borrower”) and JPMorgan Chase Bank, N.A., a national banking association (“Bank”).

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

WILLIAM LYON HOMES Registrant

Date: November 10, 2008	By:	/s/ MICHAEL D. GRUBBS
MICHAEL D. GRUBBS Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: November 10, 2008	By:	/s/ W. DOUGLASS HARRIS
W. DOUGLASS HARRIS Senior Vice President, Corporate Controller and Corporate Secretary (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Second Amendment Agreement dated as of September 2, 2008, by and between William Lyon Homes, Inc., a California Corporation (“Borrower”), and Comerica Bank (“Lender”).
10.2

Sixth Amendment to Amended and Restated Revolving Line of Credit Agreement dated as of September 17, 2008, by and between William Lyon Homes, Inc., a California corporation and California Bank & Trust, a California Banking Corporation (incorporated herein by reference to Exhibit 10.1 filed with the registrant’s Current Report on Form 8-K filed on September 24, 2008).

10.3

Ninth Modification Agreement to Borrowing Base Revolving Line of Credit Agreement dated as of September 25, 2008 by and between William Lyon Homes, Inc., a California Corporation (“Borrower”) and JPMorgan Chase Bank, N.A., a national banking association (“Bank”).

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