Form 10-K
period 2008-12-31
WILLIAM LYON HOMES
filed 2009-03-30
CIK 1095996

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

The number of shares of Common Stock outstanding as of March 20, 2009 was 1,000.

DOCUMENTS INCORPORATED BY REFERENCE

None

WILLIAM LYON HOMES

i

NOTE ABOUT FORWARD-LOOKING STATEMENTS

Investors are cautioned that certain statements contained in this Annual Report on Form 10-K, as well as some statements by the Company in periodic press releases and some oral statements by Company officials to securities analysts during presentations about the Company are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). Statements which are predictive in nature, which depend upon or refer to future events or conditions, or which include words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “estimates”, “hopes”, and similar expressions constitute forward-looking statements. In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible future Company actions, which may be provided by management are also forward-looking statements as defined in the Act. Forward-looking statements are based upon expectations and projections about future events and are subject to assumptions, risks and uncertainties about, among other things, the Company, economic and market factors and the homebuilding industry.

Actual events and results may differ materially from those expressed or forecasted in the forward-looking statements due to a number of factors. The principal factors that could cause the Company’s actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, worsening in general economic conditions either nationally or in regions in which the Company operates, worsening in the markets for residential housing, further decline in real estate values resulting in further impairment of the company’s real estate assets, volatility in the banking industry and credit markets, terrorism or other hostilities involving the United States, whether an ownership change occurred which could, under certain circumstances, have resulted in the limitation of the Company’s ability to offset prior years’ taxable income with net operating losses, changes in home mortgage interest rates, changes in generally accepted accounting principles or interpretations of those principles, changes in prices of homebuilding materials, labor shortages, adverse weather conditions, the occurrence of events such as landslides, soil subsidence and earthquakes that are uninsurable, not economically insurable or not subject to effective indemnification agreements, changes in governmental laws and regulations, whether the Company is able to refinance the outstanding balances of its debt obligations at their maturity, the timing of receipt of regulatory approvals and the opening of projects and the availability and cost of land for future growth. These and other risks and uncertainties are more fully described in Item 1A. “Risk Factors”. While it is impossible to identify all such factors, factors which could cause actual results to differ materially from those estimated by the Company include, but are not limited to, those factors or conditions described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Company’s past performance or past or present economic conditions in the Company’s housing markets are not indicative of future performance or conditions. Investors are urged not to place undue reliance on forward-looking statements. In addition, the Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to projections over time unless required by federal securities law.

PART I

Item 1.    Business

General

William Lyon Homes, a Delaware corporation, and subsidiaries (the “Company”) are primarily engaged in the design, construction and sale of single family detached and attached homes in California, Arizona and Nevada. Since the founding of the Company’s predecessor in 1956, the Company and its joint ventures have sold over 72,000 homes. The Company conducts its homebuilding operations through four reportable operating segments (Southern California, Northern California, Arizona and Nevada). For 2008, approximately 66% of the home closings of the Company and its joint ventures were derived from its California operations. For the year ended December 31, 2008, on a consolidated basis the Company had revenues from home sales of $468.5 million and delivered 1,260 homes, which includes $22.3 million of revenue and 64 homes from consolidated joint ventures (see Note 2 of “Notes to Consolidated Financial Statements”).

The Company designs, constructs and sells a wide range of homes designed to meet the specific needs of each of its markets, although it primarily emphasizes sales to the entry-level and move-up home buyer markets. At December 31, 2008, the Company marketed its homes through 28 sales locations. In 2008, the average sales price for consolidated homes delivered was $371,800. Base sales prices for actively selling projects in 2008, including affordable projects, ranged from $95,000 to $1,725,000.

As of December 31, 2008, the Company and its consolidated joint ventures owned approximately 11,605 lots and had options to purchase an additional 727 lots. As used in this Annual Report on Form 10-K, “entitled” land has a development agreement and/or vesting tentative map, or a final recorded plat or map from the appropriate county or city government. Development agreements and vesting tentative maps generally provide for the right to develop the land in accordance with the provisions of the development agreement or vesting tentative map unless an issue arises concerning health, safety or general welfare. The Company’s sources of developed lots for its homebuilding operations are (1) development of master-planned communities, primarily through both consolidated and unconsolidated joint ventures at the current time, and (2) purchase of smaller projects with shorter life cycles (merchant homebuilding). The Company estimates that its current inventory of lots owned and controlled is adequate to supply its homebuilding operations at current operating levels (including future land sales) for approximately six to eight years.

The Company will continue to utilize its current inventory of lots and future land acquisitions to conduct its operating strategy which consists of: (i) focusing on high growth core markets; (ii) maintaining current cash position and improving its credit profile; (iii) acquiring strong land positions through disciplined acquisition strategies; (iv) maintaining a low cost structure; and (v) leveraging an experienced management team.

The Company had total consolidated revenues from operations of $526.1 million, $1.105 billion and $1.492 billion for the years ended December 31, 2008, 2007 and 2006, respectively. Homes closed by the Company, including its joint ventures, were 1,260, 2,182 and 2,887 for the years ended December 31, 2008, 2007 and 2006, respectively. Including its joint ventures, the Company’s dollar amount of backlog of homes sold but not closed as of December 31, 2008, was $80.8 million, a 25% decrease over the $107.9 million as of December 31, 2007. The cancellation rate of buyers who contracted to buy a home but did not close escrow was approximately 28% during 2008 and 33% during 2007.

The Company entered into certain agreements with various affiliates of one of its joint venture equity partners to build and market homes on behalf of the affiliates. For such services, the Company receives fees and may, under certain circumstances, receive additional compensation if certain financial thresholds are achieved.

The Company’s operations are dependent to a significant extent on debt financing and, to a lesser extent, on joint venture financing. The Company’s principal credit sources are its 7 5/8% Senior Notes, 10 3/4% Senior Notes, 7 1/ 2% Senior Notes (collectively the “Senior Notes”), secured revolving credit facilities, construction notes payable, and land banking transactions. At December 31, 2008, the outstanding principal amount of the 7 5/8% Senior Notes was $133.8 million, the outstanding principal amount of the 10 3/4% Senior Notes was $218.2 million and the outstanding principal amount of the 7 1/2% Senior Notes was $124.3 million. In October 2008, the Company purchased, in privately negotiated transactions, $71.9 million principal amount of its outstanding Senior Notes at a cost of $16.7 million, plus accrued interest. The net gain resulting from the purchase, after giving effect to amortization of related deferred loan costs was $54.0 million. The secured revolving credit facilities are revolving lines of credit which have a maximum loan commitment of $185.0 million. The credit facilities have limitations on the amounts that can be borrowed at any time based on assets which are included in the credit facilities and the specified borrowings permitted under borrowing base calculations. The secured revolving credit facilities are secured by certain of the Company’s assets. At December 31, 2008, the outstanding principal amount under the secured revolving credit facilities was $72.0 million. The Company’s mortgage subsidiary has two revolving credit facilities to fund its mortgage operations, of which an aggregate $6.3 million was outstanding at December 31, 2008. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition and Liquidity” and Note 6 of “Notes to Consolidated Financial Statements” for more information relating to the revolving credit facilities of the Company and its mortgage subsidiary.

Beginning in 2006 and continuing through 2008, the homebuilding industry has experienced continued decreased demand for housing. These conditions were the result of a continued erosion of homebuyer confidence which was driven by increases in unemployment, limited availability of mortgage financing due to stress in the mortgage and credit markets, price instability, increasing foreclosures and increased levels of housing inventory in the market. The decline in demand has resulted in a decrease in new home orders, home closings, home sales revenue, average sales prices and gross margins for the Company. During 2008, the Company incurred impairment losses on real estate assets amounting to $135.3 million. The impairments were primarily attributable to slower than anticipated homes sales and lower than anticipated net revenue due to the decline in the homebuilding industry. The Company was required to write-down the book value of certain real estate assets in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“Statement No. 144”), as defined in Note 5 of “Notes to Consolidated Financial Statements”. During 2008, in response to the declining demand for housing in the homebuilding industry, management of the Company shifted its strategy to focus on generating positive cash flow, reducing overall debt levels and improving liquidity. Management of the Company intends to manage cash flow by reducing inventory levels, expenditures for speculative construction and land development activities.

In 2008, the Company temporarily suspended all development, sales and marketing activities at thirteen of its projects which are in various stages of development. Management of the Company has concluded that this strategy is necessary under the prevailing market conditions and would allow the Company to market the properties at some future time when market conditions may have improved.

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

The Company’s Markets

The Company is currently operating in four reportable operating segments: Southern California, Northern California, Arizona, and Nevada. Each of the segments has responsibility for the management of the Company’s homebuilding and development operations within its geographic boundaries.

The following table sets forth sales from real estate operations attributable to each of the Company’s homebuilding segments during the preceding three fiscal years:

	Total Revenue
	Year Ended December 31,
	2008	2007	2006
	(in thousands)
	(note 1)
Consolidated
Southern California(2)	$323,446	$780,213	$852,528
Northern California(3)	95,084	102,432	232,101
Arizona(4)	49,187	134,153	208,083
Nevada(5)	58,361	88,559	199,509

	$526,078	$1,105,357	$1,492,221

Unconsolidated joint ventures
Nevada(5)	$—	$—	$17,046

	$—	$—	$17,046

(1)	The Company has organized its operations into geographic segments. Each segment has a management team led by a divisional president.

(2)	The Southern California Segment consists of operations in Orange, Los Angeles, Riverside, San Bernardino and San Diego counties.

(3)	The Northern California Segment consists of operations in Contra Costa, Sacramento, Placer, Monterey and Stanislaus counties.

(4)	The Arizona Segment consists of operations in Maricopa county.

(5)	The Nevada Segment consists of operations in Clark and Nye counties.

For financial information concerning segments, see the “Consolidated Financial Statements” and Note 3 of “Notes to Consolidated Financial Statements.”

LAND ACQUISITION AND DEVELOPMENT

As of December 31, 2008, the Company and its consolidated joint ventures owned approximately 11,605 lots and had options to purchase an additional 727 lots.

The Company estimates that its current inventory of lots owned and controlled is adequate to supply its homebuilding operations at current operating levels (including future land sales) for approximately six to eight years.

The Company uses a land acquisition team, which includes members of its senior management, to manage the risks associated with land ownership and development. It is the Company’s policy that land can be purchased or sold only with the prior approval of senior management and the board of directors. The Company’s land acquisition strategy has been to undertake projects with shorter life-cycles in order to reduce development and market risk while maintaining an inventory of owned lots sufficient for construction of homes over a two-year period. The Company’s long-term strategy consists of the following elements:

•	Completing due diligence prior to committing to acquire land;

•	Reviewing the status of entitlements and other governmental processing to mitigate zoning and other development risk;

•	Focusing on land as a component of a home’s cost structure, rather than on the land’s speculative value;

•	Limiting land acquisition size to reduce investment levels in any one project where possible;

•	Utilizing option, joint venture and other non-capital intensive structures to control land where feasible;

•	Funding land acquisitions whenever possible with non-recourse seller financing;

•	Employing centralized control of approval over all land transactions;

•	Homebuilding operations in the Southwest, particularly in the Company’s long established markets of California, Arizona and Nevada; and

•	Diversifying with respect to geography, markets and product types.

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

HOMEBUILDING AND MARKET STRATEGY

The Company currently has a wide variety of product lines which enables it to meet the specific needs of each of its markets. Although the Company primarily emphasizes sales to the entry-level and move-up home markets, it believes that this diversified product strategy enables it to best serve a wide range of buyers and adapt quickly to a variety of market conditions. In order to reduce exposure to local market conditions, the Company’s sales locations are geographically dispersed. At December 31, 2008, the Company and its joint ventures had 28 sales locations and 13 locations that are temporarily suspended.

Because the decision as to which product to develop is based on the Company’s assessment of market conditions and the restrictions imposed by government regulations, homestyles and sizes vary from project to project. The Company’s attached housing ranges in size from 957 to 3,050 square feet, and the detached housing ranges from 1,157 to 5,485 square feet.

Due to the Company’s product and geographic diversification strategy, the prices of the Company’s homes also vary substantially. During 2008, base sales prices for the Company’s attached housing range from approximately $95,000 to $980,000 and base sales prices for detached housing range from approximately $139,000 to $1,725,000. On a consolidated basis, the average sales price of homes closed for the year ended December 31, 2008 was $371,800.

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

Description of Projects and Communities Under Development

The Company’s homebuilding projects usually take two to five years to develop. The following table presents project information relating to each of the Company’s homebuilding operating segments as of December 31, 2008 and only includes projects with lots owned as of December 31, 2008, lots consolidated in accordance with certain accounting principles as of December 31, 2008 or homes closed for the year ended December 31, 2008.

Project (County) Product	Year of First Delivery	Estimated Number of Homes at Completion(1)	Cumulative Units Closed as of Dec 31, 2008	Backlog at Dec31, 2008(2)(3)	Lots Owned as of Dec 31, 2008(4)	Homes Closed for the Year Ended Dec 31, 2008	Sales Price Range(5)

SOUTHERN CALIFORNIA
San Diego:
Promenade	2006	168	80	0	88	14	$370,000 - 480,000
Alcala Del Sur	2005	83	83	0	0	2	$660,000 - 710,000
Pasado Del Sur	2009	25	0	20	25	0	$535,000 - 575,000
Maybeck	2006	51	51	0	0	13	$620,000 - 710,000
Sunset Cove	2007	35	35	0	0	6	$420,000 - 460,000
Ravenna	2005	199	199	0	0	1	$453,000 - 513,000
Treviso	2005	186	186	0	0	32	$300,000 - 435,000
Santee:
Altair	2008	85	31	10	54	31	$320,000 - 355,000
Riverside County:
Parkside, Corona	2007	122	120	2	2	51	$436,000 - 529,000
Serafina, North Corona	2007	314	254	2	60	64	$265,000 - 349,000
Bridle Creek, Corona	2003	264	259	5	5	24	$436,000 - 560,000
Savannah at Harveston Ranch, Temecula	2005	162	154	7	8	21	$254,000 - 306,000
San Bernardino County:
Adelina, Fontana	2008	109	18	13	91	18	$230,000 - 255,000
Rosabella, Fontana	2007	114	26	12	88	22	$240,000 - 270,000
Amador, Rancho Cucamonga	2007	69	38	2	31	21	$235,000 - 285,000
Vintner's Grove, Rancho Cucamonga
Sollara SFD	2007	45	21	10	24	12	$365,000 - 395,000
Canela Triplex	2007	63	28	3	35	15	$255,000 - 310,000
Chapman Heights, Yucaipa
Braeburn	2005	113	113	0	0	21	$425,000 - 515,000
Crofton	2005	140	140	0	0	4	$403,000 - 433,000
Vista Bella	2012	108	0	0	108	0	$255,000 - 286,000
Redcort	2012	90	0	0	90	0	$284,000 - 309,000
Irvine:
San Carlos	2007	143	48	9	2	28	$380,000 - 545,000
Columbus Grove:
Lantana	2006	102	102	0	0	14	$765,000 - 840,000
Kensington	2006	63	63	0	0	11	$640,000 - 775,000
Tustin:
Columbus Grove/Columbus Square:
Clarendon	2007	102	102	0	0	2	$270,000 - 650,000
Astoria	2007	38	38	0	0	12	$725,000 - 850,000
Cambridge Lane	2007	156	125	17	31	34	$95,000 - 500,000
Ciara	2007	67	57	9	10	18	$1,000,000 - 1,200,000
Verandas	2007	44	44	0	0	18	$650,000 - 705,000
San Clemente:
Alora	2008	13	13	0	0	13	$950,000 - 1,050,000
San Juan Capistrano:
Floralisa	2005	80	80	0	0	6	$1,275,000 - 1,295,000
Estrella Rosa	2006	40	40	0	0	1	$1,675,000 - 1,725,000
Moorpark:
Meridian Hills:
Ashford	2006	31	31	0	0	3	$780,000 - 890,000
Marquis	2007	34	34	0	0	7	$830,000 - 975,000

Project (County) Product	Year of First Delivery	Estimated Number of Homes at Completion(1)	Cumulative Units Closed as of Dec 31, 2008	Backlog at Dec31, 2008(2)(3)	Lots Owned as of Dec 31, 2008(4)	Homes Closed for the Year Ended Dec 31, 2008	Sales Price Range(5)
Los Angeles:
Arboreta at Rainbird
Vintage	2008	87	16	8	71	16	$360,000 - 473,000
Tradition	2008	53	39	5	14	39	$600,000 - 689,000
Hawthorne:
360 South Bay (6):
The Flats	2010	188	0	0	188	0	$495,000 - 700,000
The Lofts	2010	123	0	0	123	0	$525,000 - 775,000
The Rows	2010	94	0	0	94	0	$700,000 - 810,000
The Courts	2010	118	0	0	118	0	$635,000 - 790,000
The Gardens	2010	102	0	0	102	0	$755,000 - 980,000
Azusa:
Rosedale (6):
Gardenia	2010	147	0	0	81	0	$455,000 - 550,000
Sage Court	2010	176	0	0	64	0	$420,000 - 515,000

SOUTHERN CALIFORNIA TOTAL		4,546	2,668	134	1,607	594

NORTHERN CALIFORNIA
Contra Costa County:
Seagate at Bayside, Hercules	2005	96	96	0	0	1	$615,000 - 727,000
Rivergate I & II, Antioch	2006	167	141	11	26	24	$300,000 - 380,000
Vista Del Mar, Pittsburgh
Villages	2007	102	40	3	62	16	$303,000 - 354,000
Venue	2007	132	41	3	91	15	$363,000 - 410,000
Vineyard (6)	2007	155	17	0	138	16	$650,000 - 710,000
Victory (6)	2008	129	13	1	116	13	$680,000 - 745,000
Stanislaus County:
Falling Leaf, Modesto
Trails	2006	43	43	0	0	15	$260,000 - 325,000
Groves	2006	43	43	0	0	9	$273,000 - 308,000
Meadows	2006	33	33	0	0	14	$359,000 - 400,000
Placer County:
Whitney Ranch, Rocklin
Shady Lane	2006	96	69	7	27	27	$365,000 - 391,000
Twin Oaks	2006	92	37	6	55	12	$400,000 - 470,000
Sacramento County:
Big Horn, Elk Grove
Plaza Walk	2005	106	90	8	16	24	$250,000 - 300,000
Gallery Walk	2005	149	117	9	32	22	$200,000 - 235,000
Verona at Anatolia, Rancho Cordova	2005	79	79	0	0	12	$400,000 - 425,000
Marquee at Fair Oaks	2007	21	21	0	0	13	$250,000 - 360,000
Monterey County:
East Garrison	2011	603	0	0	603	0	$239,000 - 780,000

NORTHERN CALIFORNIA TOTAL		2,046	880	48	1,166	233

ARIZONA
Maricopa County
Copper Canyon Ranch, Surprise
Sunset Point	2004	282	282	0	0	1	$287,000 - 383,000
Talavera, Phoenix	2006	134	134	0	0	9	$256,000 - 330,000
Coldwater Ranch, Maricopa County	2009	368	0	0	368	0	$139,000 - 179,000
Lehi Crossing, Mesa	2014	880	0	0	559	0	$199,000 - 278,000
Rancho Mercado, Phoenix	2012	1,826	0	0	1,826	0	$179,000 - 268,000
Hastings Property, Queen Creek	2011	631	0	0	631	0	$223,000 - 397,000
Circle G at the Church Farm North	2011	1,745	0	0	1,745	0

Project (County) Product	Year of First Delivery	Estimated Number of Homes at Completion(1)	Cumulative Units Closed as of Dec 31, 2008	Backlog at Dec 31, 2008(2)(3)	Lots Owned as of Dec 31, 2008(4)	Homes Closed for the Year Ended Dec 31, 2008	Sales Price Range(5)
Lyon's Gate, Gilbert:
Pride	2006	650	339	17	311	74	$173,000 - 188,000
Savanna	2006	174	152	3	22	40	$200,000 - 245,000
Sahara	2006	169	141	2	28	39	$234,000 - 300,000
Acacia	2007	365	75	12	290	53	$190,000 - 252,000
Future Products	2009	213	0	0	213	0

ARIZONA TOTAL		7,437	1,123	34	5,993	216

NEVADA
Clark County
Summerlin, Las Vegas
Kingwood Crossing	2006	100	92	4	8	32	$385,000 - 471,000
North Las Vegas
The Cottages	2004	360	307	1	53	10	$152,000 - 179,000
La Tierra	2006	67	61	3	6	8	$230,000 - 260,000
Tierra Este	2008	126	6	0	120	6	$275,000 - 305,000
Carson Ranch, Las Vegas
West Series I	2005	71	67	0	4	0	$395,000 - 430,000
West Series II	2005	59	53	0	6	2	$406,000 - 503,000
East Series I	2006	103	71	3	32	21	$265,000 - 300,000
East Series II	2007	58	22	1	36	15	$299,000 - 361,000
West Park, Las Vegas
Villas	2006	191	80	3	111	36	$283,000 - 325,000
Courtyards	2006	113	61	4	52	24	$330,000 - 380,000
Mesa Canyon, Las Vegas	2011	49	0	0	49	0	$410,000 - 446,000
The Lyon Estates, Las Vegas	2012	129	0	0	129	0	$635,000 - 700,000
Nye County
Mountain Falls, Pahrump:
Cascata	2005	147	137	0	10	0	$216,000 - 238,000
Tramonto	2005	212	166	2	46	13	$256,000 - 291,000
Move up Product	2011	91	0	0	91	0
Bella Sera	2005	129	106	2	23	14	$262,000 - 301,000
Cascata Ancora	2007	118	56	1	62	19	$161,000 - 183,000
Entrata	2007	99	23	0	76	17	$142,000 - 164,000
Future Projects	2010	1,925	0	0	1,925	0

NEVADA TOTAL		4,147	1,308	24	2,839	217

GRAND TOTALS		18,176	5,979	240	11,605	1,260

(1)	The estimated number of homes to be built at completion is subject to change, and there can be no assurance that the Company will build these homes.
(2)	Backlog consists of homes sold under sales contracts that have not yet closed, and there can be no assurance that closings of sold homes will occur.
(3)	Of the total homes subject to pending sales contracts as of December 31, 2008, 217 represent homes completed or under construction and 23 represent homes not yet under construction.
(4)	Lots owned as of December 31, 2008 include lots in backlog at December 31, 2008.
(5)	Sales price range reflects base price only and excludes any lot premium, buyer incentive and buyer selected options, which vary from project to project.
(6)	All or a portion of the lots in this project are not owned as of December 31, 2008. The Company consolidated the purchase price of the lots in accordance with certain accounting principles, and considers the lots owned at December 31, 2008.

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

The Company employs in-house commissioned sales personnel to sell its homes. In some cases, outside brokers are also involved in the selling of the Company’s homes, particularly in the Arizona and Nevada markets. The Company typically engages its sales personnel on a long-term, rather than a project-by-project basis, which it believes results in a more motivated sales force with an extensive knowledge of the Company’s operating policies and products. Sales personnel are trained by the Company and attend weekly meetings to be updated on the availability of financing, construction schedules and marketing and advertising plans.

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

The Company’s homes are typically sold before or during construction through sales contracts which are usually accompanied by a small cash deposit. Such sales contracts are usually subject to certain contingencies such as the buyer’s ability to qualify for financing. The cancellation rate of buyers who contracted to buy a home but did not close escrow at the Company and its joint ventures’ projects was approximately 28% during 2008. Cancellation rates are subject to a variety of factors beyond the Company’s control such as the downturn in the homebuilding industry and current economic conditions. The Company’s and its joint ventures’ inventory of completed and unsold homes was 80 homes as of December 31, 2008.

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

In connection with the limited warranty covering construction defects, the Company obtained an insurance policy which expires on December 31, 2010, unless amended or renewed. The Company has been informed by the insurance carrier that this insurance policy will respond to construction defect claims on homes that close during each policy period for the duration of the Company’s legal liability and that the policy will respond to potential losses relating to construction, including soil subsidence. The insurance policy provides a single policy of insurance to the Company and the subcontractors enrolled in its insurance program. As a result, the Company is no longer required to obtain proof of insurance from these subcontractors nor be named as an additional insured under their individual insurance policies. The Company still requires that subcontractors not enrolled in the insurance program provide proof of insurance and name the Company as an additional insured under their insurance policy. Furthermore, the Company generally requires that its subcontractors provide the Company with an indemnity prior to receiving payment for their work.

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

In January 2009, the Company implemented a strategy to cease operations at William Lyon Financial Services, in which it will discontinue originating and funding homebuyer mortgage loans. In March 2009, the Company entered into a joint venture operating agreement with a lending institution, in which the Company would receive approximately 50% of the earnings of the joint venture. The joint venture was created to service the Company’s homebuyers by having access to a larger mortgage portfolio with the lending institution.

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

Corporate Organization and Personnel

The Company has organized its operations into geographic divisions — Southern California, Northern California, Arizona and Nevada. Each region has a management team led by a divisional president. Each of the Company’s operating divisions has responsibility for the Company’s homebuilding and development operations within the geographical boundaries of that division.

The Company’s executive officers and divisional presidents average more than 25 years of experience in the homebuilding and development industries within California or the Southwestern United States. The Company combines decentralized management in those aspects of its business where detailed knowledge of local market conditions is important (such as governmental processing, construction, land development and sales and marketing), with centralized management in those functions where the Company believes central control is required (such as approval of land acquisitions, financial, treasury, human resources and legal matters).

As of December 31, 2008, the Company employed 391 full-time and 30 part-time employees, including corporate staff, supervisory personnel of construction projects, maintenance crews to service completed projects, as well as persons engaged in administrative, finance and accounting, mortgage, engineering, land acquisition, golf course operations, sales and marketing activities. In January 2009, the Company reduced its staffing levels to 287 full-time and 26 part-time employees.

The Company believes that its relations with its employees have been good. Some employees of the subcontractors which the Company utilizes are unionized, but none of the Company’s employees are union members. Although there have been temporary work stoppages in the building trades in the Company’s areas of operation, none has had any material impact upon the Company’s overall operations.

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

Item 1A.    Risk Factors

An investment in the Company entails the following risks and uncertainties. These risk factors should be carefully considered when evaluating any investment in the Company. Any of these risks and uncertainties could cause the actual results to differ materially from the results contemplated by the forward-looking statements set forth herein, and could otherwise have a significant adverse impact on the Company’s business, prospects, financial condition or results of operations.

HOMEBUILDING OPERATIONS

Adverse changes in general economic conditions could reduce the demand for homes and, as a result, could negatively impact the Company’s results of operations.

The homebuilding industry continues to experience uncertainty and reduced demand for new homes, which negatively impacted the Company’s financial and operating results during the year ending December 31, 2008. Increased instability in the credit markets has contributed to the decline in demand for new housing. The conditions experienced during 2008 include, among other things: the announced existence of a national recession; increases in unemployment levels; continuing concerns over the effects of asset valuations on the banking system and credit markets; reduced availability of mortgage loan financing; reduced consumer confidence; the absence of home price stability; and continued declines in the value of new homes.

If the downturn in the homebuilding and mortgage lending industries continues or intensifies, or if the national economy weakens further and the recession continues or intensifies, the Company could continue to experience declines in the market value of the Company’s inventory and demand for the Company’s homes, which could have a significant negative impact on the Company’s gross margins and financial and operating results. Additionally, if energy costs should increase, demand for the Company’s homes could be adversely impacted, and the cost of building homes may increase, both of which could have a significant negative impact on the Company’s results of operations.

Revenues and margins may continue to decrease, and results of operations may be adversely affected, as a result of declines in demand for housing and other changes in economic and business conditions.

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

In 2008, the homebuilding industry experienced continued decreased demand for housing, which has resulted in a decrease in new home orders, home closings, and average sales prices for the Company compared to the 2007 period. The Company has reduced sales prices and offered greater incentives to buyers to compete for sales that have resulted in reduced margins. If the decreased demand for housing continues, the Company may need to continue the trend of reducing sales prices to meet competitive and market pressures.

Recent disruptions in the financial markets could adversely affect demand for the Company’s products or access to capital

The home building industry can be greatly affected by macro economic factors, including changes in national, regional, and local economic conditions, as well as potential home buyers’ perceptions of such economic factors. These factors, including employment levels, income, prices, and credit availability and interest rates affecting homeowners, can adversely affect the residential real estate market. As discussed in this and prior reports, the residential real estate market has been particularly challenging over the last several quarters. The recent disruptions in the overall economy and, in particular, the credit and financial markets, have further deteriorated this environment and could further reduce consumer income, liquidity, credit and confidence in the economy, and result in further reductions in new and existing home sales. Continued softness or deterioration of the credit markets or the residential real estate market could be severely harmful to the Company’s financial position and results of operations and could adversely affect the Company’s liquidity or its ability to comply with the covenants under its indentures and credit facilities. There can be no assurances that recent or future government responses to the disruptions in the financial markets will restore consumer confidence, stabilize such markets or increase liquidity and the availability of credit to consumers and businesses.

The Company’s level of indebtedness could adversely affect its financial condition and prevent it from fulfilling its obligations.

The Company is highly leveraged and, subject to restrictions, the Company may incur substantial additional indebtedness. The Company’s high level of indebtedness could have detrimental consequences, including the following:

•	the ability to obtain additional financing for working capital, land acquisition costs, building costs, other capital expenditures, or general corporate purposes, may be limited;

•

the Company will need to use a substantial portion of cash flow from operations to pay interest and principal on its senior notes and other indebtedness, which will reduce the funds available for other purposes;

•

the Company has a higher level of indebtedness than competitors, which may put the Company at a competitive disadvantage and reduce the Company’s flexibility in planning for, or responding to, changing conditions in the industry, including increased competition;

•

substantially all of the Company’s actively selling projects are pledged as security for the Company’s credit agreements and a default on the secured debt could result in foreclosure on the Company’s assets which could, under certain circumstances, limit or prohibit the ability to operate as a going concern; and

•	the Company will be more vulnerable to economic downturns and adverse developments in the business.

The Company’s ability to meet expenses depends on future performance, which will be affected by financial, business, economic and other factors. The Company will not be able to control many of these factors, such as economic conditions in the markets where the Company operates and pressure from competitors. The Company cannot be certain that the cash flow will be sufficient to allow it to pay principal and interest on debt, including the senior notes, support operations, and meet other obligations. If the Company does not have the resources to meet these and other obligations, the Company may be required to refinance all or part of the existing debt, including the senior notes, sell assets or borrow more money. The Company may not be able to do so on acceptable terms, if at all. In addition, the terms of existing or future debt agreements, including the credit facilities and the senior note indentures, may restrict the Company from pursuing any of these alternatives.

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

In 2008, the Company incurred impairment losses on real estate assets in the amount of $135.3 million. The impairments were primarily attributable to slower than anticipated home sales and lower than anticipated net revenue due to the decline in the homebuilding industry. The Company was required to write-down the book value of certain real estate assets in accordance with Statement No. 144, as defined in Note 5 of “Notes to Consolidated Financial Statements”. The impairment losses have a material adverse effect on the Company’s financial position. A continued slump in the housing market could result in additional writedowns. Any additional material write-downs of assets could have a material adverse effect on the Company’s financial condition and earnings.

Increases in the Company’s cancellation rate could have a negative impact on the Company’s home gross margins and home sales revenue.

During the years ended December 31, 2008, 2007 and 2006, the Company’s cancellation rates remained high (28%, 33% and 33%) relative to the Company’s cancellation rates during 2005 and 2004 (16% and 17%), which has negatively impacted the number of closed homes, net home orders, home sales revenue and the Company’s results of operations, as well as the number of homes in backlog. Home order cancellations can result from a number of factors, including declines, and/or slow appreciation, in the market value of homes, increases in the supply of homes available to be purchased, increased competition, higher mortgage interest rates, homebuyers’ inability to sell their existing homes, homebuyers’ inability to obtain suitable financing, including providing sufficient down payments, and adverse changes in economic conditions. Continued high levels of home order cancellations would have a negative impact on the Company’s home sales revenue and financial and operating results in future reporting periods.

The Company may be unable to maintain compliance with the financial covenants contained in credit facilities.

The Company’s credit facilities impose restrictions on operations, limit the amount of borrowings under the credit facilities and other sources, and require the Company to comply with various financial covenants. The financial covenants include a minimum net worth requirement and a minimum liquidity requirement.

Certain of these financial ratios are being negatively impacted by current market conditions, specifically reduced homebuilding gross margins, impairment losses on real estate assets and losses realized on the bulk sales of land. (See Item 7, “Management’s Discussion and Analysis of Financial Condition, Financial Condition and Liquidity, Revolving Credit Facilities” for further discussion).

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

If land is not available at reasonable prices, the Company’s homes sales revenue and results of operations could be negatively impacted and/or the Company could be required to scale back the Company’s operations in a given market.

The Company’s operations depend on the Company’s ability to obtain land for the development of the Company’s residential communities at reasonable prices and with terms that meet the Company’s underwriting criteria. The Company’s ability to obtain land for new residential communities may be adversely affected by changes in the general availability of land, the willingness of land sellers to sell land at reasonable prices given the deterioration in market conditions, competition for available land, availability of financing to acquire land, zoning, regulations that limit housing density, and other market conditions. If the supply of land appropriate for development of residential communities continues to be limited because of these factors, or for any other reason, the number of homes that the Company’s homebuilding subsidiaries build and sell may continue to decline. Additionally, the ability of the Company to open new projects could be impacted if the Company elects not to purchase lots under option contracts. To the extent that the Company is unable to purchase land timely or enter into new contracts for the purchase of land at reasonable prices, due to the lag time between the time the Company acquires land and the time the Company begins selling homes, the Company’s home sales revenue and results of operations could be negatively impacted and/or the Company could be required to scale back the Company’s operations in a given market.

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

The Company presently conducts all of its business in four geographic regions: Southern California, Northern California, Arizona and Nevada. Because the Company’s operations are concentrated in these geographic areas, the current economic downturn in these markets has caused housing prices and sales to decline, which has caused a material adverse effect on the Company’s business, results of operations, and financial condition.

The Company may not be able to compete effectively against competitors in the homebuilding industry.

The homebuilding industry is highly competitive. Homebuilders compete for, among other things, homebuying customers, desirable properties, financing, raw materials and skilled labor. The Company competes both with large homebuilding companies, some of which have greater financial, marketing and sales resources than the Company, and with smaller local builders. The consolidation of some homebuilding companies may create competitors that have greater financial, marketing and sales resources than the Company and thus are able to compete more effectively against the Company. In addition, there may be new entrants in the markets in which the Company currently conducts business. The Company also competes for sales with individual resales of existing homes and with available rental housing.

The Company’s operating results are variable.

The Company has historically experienced, and in the future expects to continue to experience, variability in operating results on a quarterly and an annual basis. Factors expected to contribute to this variability include, among other things:

•	the timing of land acquisitions and zoning and other regulatory approvals;

•	the timing of home closings, land sales and level of sales;

•	product mix;

•	the ability to continue to acquire additional land or options thereon at acceptable terms;

•	inventory impairment charges due to market impact on sales prices;

•	the condition of the real estate market and the general economy;

•	delays in construction due to acts of God, adverse weather, reduced subcontractor availability, and strikes;

•	changes in prevailing interests rates and the availability of mortgage financing; and

•	costs of material and labor.

Many of the factors affecting the Company’s results are beyond the Company’s control and may be difficult to predict.

The Company’s success depends on key executive officers and personnel.

The Company’s success is dependent upon the efforts and abilities of its executive officers and other key employees, many of whom have significant experience in the homebuilding industry and in the Company’s divisional markets. In particular, the Company is dependent upon the services of General William Lyon, Chairman of the Board and Chief Executive Officer, and William H. Lyon, President and Chief Operating Officer, as well as the services of the division presidents and division management. The loss of the services of any of these executives or key personnel, for any reason, could have a material adverse effect upon the Company’s business, operating results and financial condition.

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

Recently, lawsuits have been filed against builders asserting claims of personal injury and property damage caused by the presence of mold in residential dwellings. Some of these lawsuits have resulted in substantial monetary judgments or settlements against these builders. The Company’s insurance may not cover all of the potential claims, including personal injury claims, arising from the presence of mold or such coverage may become prohibitively expensive. If the Company is unable to obtain adequate insurance coverage, a material adverse effect on business, financial condition and results of operations could result if the Company is exposed to claims arising from the presence of mold.

The cost of insurance for the Company’s operations has risen, deductibles and retentions have increased and the availability of insurance has diminished. Significant increases in the cost of insurance coverage or significant limitations on coverage could have a material adverse effect on the Company’s business, financial condition and results of operations from such increased costs or from liability for significant uninsurable or underinsured claims.

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

The indentures for the senior notes impose significant operating and financial restrictions, which may prevent the Company from capitalizing on business opportunities and taking some corporate actions.

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

Construction services operations could be adversely affected by fluctuating prices and limited supplies of building materials as well as the cost and availability of trades personnel. These prices and supplies may be adversely affected by natural disasters and adverse weather conditions, which could cause increased costs and delays in construction that could have an adverse effect upon the Company’s construction services operations.

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

Two purported class action lawsuits were filed in the Court of Chancery of the State of Delaware in and for New Castle County, purportedly on behalf of the public stockholders of the Company, challenging the Tender Offer and challenging related actions of the Company and the directors of the Company. Stephen L. Brown v. William Lyon Homes, et al., Civil Action No. 2015-N was filed on March 20, 2006, and Michael Crady, et al. v. General William Lyon, et al., Civil Action No. 2017-N was filed on March 21, 2006 (collectively, the “Delaware Complaints”). On March 21, 2006, plaintiff in the Brown action also filed a First Amended Complaint. The Delaware Complaints name the Company and the then directors of the Company as defendants. These complaints allege, among other things, that the defendants had breached their fiduciary duties owed to the plaintiffs in connection with the Tender Offer and other related corporate activities. The plaintiffs sought to enjoin the Tender Offer and, among other things, to obtain attorneys’ fees and expenses related to the litigation.

On March 24, 2006, the Delaware Chancery Court consolidated the Delaware Complaints into a single case entitled In re: William Lyon Homes Shareholder Litigation, Civil Action No. 2015-N (the “Consolidated Delaware Action”).

On April 10, 2006, the parties to the Consolidated Delaware Action executed a Memorandum of Understanding (“MOU”), detailing a proposed settlement subject to the Delaware Chancery Court’s approval. Pursuant to the MOU, General Lyon increased his offer of $93 per share to $100 per share, extended the closing date of the offer to April 21, 2006, and, on April 11, 2006, filed an amended Schedule TO. Plaintiffs in the Consolidated Delaware Action have determined that the settlement is “fair, reasonable, adequate, and in the best interests of plaintiffs and the putative Class.” A special committee of the Company’s Board of Director’s also determined that the price of $100 per share was fair to the shareholders, and recommended that the Company’s shareholders accept the revised Tender Offer and tender their shares. Thereafter, General Lyon also decided to further extend the closing date of the Tender Offer from April 21, 2006 to April 28, 2006.

On April 23, 2006, Delaware Chancery Court conditionally certified a class in the Consolidated Delaware Action. The parties to the Consolidated Delaware Action agreed to a Stipulation of Settlement, and on August 9, 2006, the Delaware Chancery Court certified a class in the Consolidated Delaware Action, approved the settlement, and dismissed the Consolidated Delaware Action with prejudice as to all defendants and the class. On February 16, 2007, the fee award to Plaintiffs’ counsel was appealed to the Supreme Court of the State of Delaware. Thereafter, the Delaware Supreme Court remanded the matter to the Chancery Court for further proceedings and, on December 1, 2008, the Chancery Court heard oral argument and reserved decision regarding the fee award to Plaintiffs’ counsel, which is expected to be paid by General Lyon.

A purported class action lawsuit challenging the Tender Offer was also filed in the Superior Court of the State of California, County of Orange. On March 17, 2006, a complaint captioned Alaska Electrical Pension Fund v. William Lyon Homes, Inc., et al., Case No. 06-CC-00047, was filed. On April 5, 2006, plaintiff in the Alaska Electrical action filed an Amended Complaint (the “California Action”). The complaint in the California Action names the Company and the then directors of the Company as defendants and alleges, among other things, that the defendants have breached their fiduciary duties to the public stockholders. Plaintiff in the California Action also sought to enjoin the Tender Offer, and, among other things, to obtain attorneys’ fees and expenses related to the litigation.

On April 20, 2006, the California court denied the request of plaintiff in the California Action to enjoin the Tender Offer. Plaintiff filed a motion to certify a class in the California Action which was later taken off calendar, and the Company filed a motion to stay the California Action. On July 5, 2006, the California Court granted the Company’s motion to stay the California Action pending final resolution of all matters in the Delaware Action.

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

The Company’s Common Stock was delisted from the NYSE in conjunction with the Tender Offer and Merger. The Company is now a privately held company. See Note 9 of “Notes to Consolidated Financial Statements.”

The Company has not paid any cash dividends on its Common Stock during the last three fiscal years and expects that for the foreseeable future it will follow a policy of retaining earnings in order to help finance its business. Payment of dividends is within the discretion of the Company’s Board of Directors and will depend upon the earnings, capital requirements, general economic conditions and operating and financial condition of the Company, among other factors. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition and Liquidity” and Note 9 of “Notes to Consolidated Financial Statements.”

Item 6.    Selected Financial Data

The following table sets forth certain of the Company’s historical financial data. The selected historical consolidated financial data as of December 31, 2008 and 2007 and for the years ended December 31, 2008, 2007 and 2006 have been derived from the Company’s audited consolidated financial statements and the related notes included elsewhere herein. The selected historical consolidated financial data as of December 31, 2006, 2005 and 2004 and for the years ended December 31, 2005 and 2004 have been derived from the Company’s audited financial statements for such years, which are not included herein. The selected historical consolidated financial data set forth below are not necessarily indicative of the results of future operations and should be read in conjunction with the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the historical consolidated financial statements and accompanying notes included elsewhere herein.

	As of and for the Year Ended December 31,
	2008	2007	2006	2005	2004
	(dollars in thousands)
	(note 8)
Statement of Operations Data:
Operating revenue
Home sales	$468,452	$1,002,549	$1,478,694	$1,745,067	$1,785,589
Lots, land and other sales(1)	39,512	102,808	13,527	111,316	36,258
Construction services(2)	18,114	—	—	—	—

	526,078	1,105,357	1,492,221	1,856,383	1,821,847

Operating costs
Cost of sales—homes	(439,276)	(873,228)	(1,160,614)	(1,307,027)	(1,327,057)
Cost of sales—lots, land and other(1)	(47,599)	(205,603)	(16,524)	(44,774)	(23,173)
Impairment loss on real estate assets(3)	(135,311)	(231,120)	(39,895)	(4,600)	—
Impairment loss on goodwill(4)	(5,896)	—	—	—	—
Construction services(2)	(15,431)	—	—	—	—
Sales and marketing	(40,441)	(66,703)	(72,349)	(59,422)	(58,792)
General and administrative	(27,645)	(37,472)	(61,390)	(90,045)	(80,784)
Other	(4,461)	(903)	(6,502)	(2,450)	(2,105)

	(716,060)	(1,415,029)	(1,357,274)	(1,508,318)	(1,491,911)

Equity in (loss) income of unconsolidated joint ventures	(3,877)	304	3,242	4,301	(699)

Minority equity in loss (income) of consolidated entities	10,446	(11,126)	(16,914)	(37,571)	(49,661)

Operating (loss) income	(183,413)	(320,494)	121,275	314,795	279,576
Gain on retirement of debt(5)	54,044	—	—	—	—
Interest expense, net of amounts capitalized(6)	(24,440)	—	—	—	—
Financial advisory expenses	—	—	(3,165)	(2,191)	—
Other income, net	579	3,744	5,599	2,176	5,572

(Loss) income before benefit (provision) for income taxes	(153,230)	(316,750)	123,709	314,780	285,148
Benefit (provision) for income taxes	41,592	(32,658)	(48,931)	(124,149)	(113,499)

Net (loss) income	$(111,638)	$(349,408)	$74,778	$190,631	$171,649

Balance Sheet Data:
Cash and cash equivalents	$67,017	$73,197	$38,732	$52,369	$96,074
Real estate inventories
Owned(3)	754,489	1,061,660	1,431,753	1,303,476	1,059,173
Not owned	107,763	144,265	200,667	115,772	—
Investments in and advances to unconsolidated joint ventures	2,769	4,671	3,560	397	17,911
Total assets	1,044,843	1,375,328	1,878,595	1,691,002	1,274,562
Total debt	670,905	814,485	851,314	672,536	595,219
Minority interest	43,416	56,009	109,859	227,178	142,096
Stockholders’ equity	171,125	282,763	625,395	542,894	347,109

Operating Data (including unconsolidated joint ventures) (unaudited):
Number of net new home orders	1,221	1,855	2,202	3,321	3,371
Number of homes closed	1,260	2,182	2,887	3,196	3,471
Average sales price of homes closed	$372	$460	$512	$546	$514
Cancellation rates	28%	33%	33%	16%	17%
Backlog at end of period, number of homes(7)	240	279	606	1,291	1,166
Backlog at end of period, aggregate sales value(7)	$80,750	$107,893	$295,505	$691,627	$623,578

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

(2)	The Company accounts for construction management agreements using the Percentage of Completion Method in accordance with Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, (“SOP 81-1”). Under SOP 81-1, the Company records revenues and expenses as work on a contract progresses, and based on the percentage of costs incurred to date compared to the total estimated costs of the contract. Based on the provisions of SOP 81-1, the Company has recorded construction services revenues and expenses of $18,114,000 and $15,431,000, respectively, for the year ended December 31, 2008, in the accompanying consolidated statement of operations. The Company entered into construction management agreements to build and market homes in 5 separate communities. For such services, the Company will receive fees (generally 5 percent of the sales price, as defined) and may, under certain circumstances, receive additional compensation if certain financial thresholds are achieved.

(3)	The results of operations for the years ended December 31, 2008, 2007, 2006 and 2005, include non-cash charges of $135.3 million, $231.1 million, $39.9 million and $4.6 million to record impairment losses on real estate assets held by the Company at certain of its homebuilding projects. The impairments were primarily attributable to slower than anticipated home sales and lower than anticipated net revenue. As a result, the future undiscounted cash flows estimated to be generated were determined to be less than the carrying amount of the assets. Accordingly, the related real estate assets were written-down to their estimated fair value. The non-cash charge is reflected in impairment loss on real estate assets in the accompanying consolidated statements of operations. The Company accounts for its real estate inventories under Financial Accounting Standards Board Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“Statement No. 144”). Statement No. 144 is described more fully below in the section entitled “Impairment on Real Estate Inventories.”

(4)	The amount paid for business acquisitions over the net fair value of assets acquired and liabilities assumed is reflected as goodwill, which is subject to Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement No. 142”). The Company reviews goodwill for impairment on an annual basis or when indicators of impairment exist. Evaluating goodwill for impairment involves the determination of the fair value of the Company’s reporting units in which the Company has recorded goodwill. A reporting unit is a component of an operating segment for which discrete financial information is available and reviewed by the Company’s management on a regular basis. Inherent in the determination of fair value are judgments and assumptions, including the interpretation of current economic conditions and market valuations. Due to continued deterioration in market conditions, the Company recorded an impairment charge on goodwill of $5,896,000 during the year ended December 31, 2008. The Company did not incur impairment charges on goodwill during the years ended December 31, 2007, 2006, 2005 and 2004.

(5)	In October 2008, the Company purchased, in privately negotiated transactions, $71.9 million principal amount of its outstanding Senior Notes at a cost of $16.7 million, plus accrued interest. The net gain resulting from the purchase, after giving effect to amortization of related deferred loan costs was $54.0 million.

(6)	During the year ended December 31, 2008, the Company reported interest expense, due to a decrease in real estate assets which qualify for interest capitalization during the 2008 period.

(7)	Backlog consists of homes sold under pending sales contracts that have not yet closed, some of which are subject to contingencies, including mortgage loan approval and the sale of existing homes by customers. There can be no assurance that homes sold under pending sales contracts will close. Of the total homes sold subject to pending sales contracts as of December 31, 2008, 217 represent homes completed or under construction and 23 represent homes not yet under construction. Backlog as of all dates is unaudited.

(8)	The Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities, as amended (“Interpretation No. 46”), which addresses the consolidation of variable interest entities (“VIEs”). Under Interpretation No. 46, arrangements that are not controlled through voting or similar rights are accounted for as VIEs. An enterprise is required to consolidate a VIE if it is the primary beneficiary of the VIE. Accordingly, the assets, liabilities and operations of these joint ventures have been consolidated with the Company’s financial statements for the periods presented. The adoption of Interpretation No. 46 has not affected the Company’s consolidated net income.

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

The Company is primarily engaged in the design, construction and sale of single family detached and attached homes in California, Arizona and Nevada. Since the founding of its predecessor in 1956, on a combined basis the Company has sold over 72,000 homes. The Company conducts its homebuilding operations through four reportable operating segments: Southern California, Northern California, Arizona and Nevada. For the year ended December 31, 2008, on a consolidated basis the Company had revenues from home sales of $468.5 million and delivered 1,260 homes, which includes $22.3 million of revenue and 64 delivered homes from consolidated joint ventures.

The Company and certain of its subsidiaries are general partners or members in joint ventures involved in the development and sale of residential projects. As described more fully in “Critical Accounting Policies—Variable Interest Entities” certain joint ventures have been determined to be variable interest entities in which the Company is considered the primary beneficiary. Accordingly, the assets, liabilities and operations of these joint ventures have been consolidated with the Company’s financial statements as of and for the years ended December 31, 2008 and 2007. Because the Company already recognizes its proportionate share of joint venture earnings and losses under the equity method of accounting, the adoption of the accounting for variable interest entities did not affect the Company’s consolidated net income. The financial statements of joint ventures in which the Company is not considered the primary beneficiary are not consolidated with the Company’s financial statements. The Company’s investments in unconsolidated joint ventures are accounted for using the equity method because the Company has a 50% or less voting or economic interest (and thus such joint ventures are not controlled by the Company). Income allocations and cash distributions to the Company from the unconsolidated joint ventures are based on predetermined formulas between the Company and its joint venture partners as specified in the applicable partnership or operating agreements.

The Company evaluates homebuilding assets for impairments when indicators of potential impairments are present. Indicators of potential impairment include but are not limited to a decrease in housing market values and sales absorption rates. Given the current market conditions in the homebuilding industry, the Company evaluates all homebuilding assets for impairments each quarter. Comparing the 2008 period to the 2007 period, homebuilding revenues decreased 53% to $468.5 million in the 2008 period from $1.002 billion in the 2007 period, the average sales price for homes closed decreased 19% to $371,800 in the 2008 period from $459,500 in the 2007 period and net new home orders decreased 34% to 1,221 in the 2008 period from 1,855 in the 2007 period. During 2008, the Company recorded impairment losses on real estate assets of $135.3 million. If the Company continues to experience reduced absorption rates and reduced sales prices, the potential for additional inventory impairment will increase.

Results of Operations

Beginning in 2006 and continuing through 2008, the homebuilding industry has experienced continued decreased demand for housing. These conditions were the result of a continued erosion of homebuyer confidence which was driven by increases in unemployment, limited availability of mortgage financing due to stress in the mortgage and credit markets, price instability, increasing foreclosures and increased levels of housing inventory in the market. The decline in demand has resulted in a decrease in new home orders, home closings, home sales revenue, average sales prices and gross margins for the Company.

Comparisons of Years Ended December 31, 2008 and 2007

On a combined basis, the number of net new home orders for the year ended December 31, 2008 decreased 34% to 1,221 homes from 1,855 homes for the year ended December 31, 2007. The number of homes closed on a combined basis for the year ended December 31, 2008 decreased 42% to 1,260 homes from 2,182 homes for the year ended December 31, 2007. The cancellation rate of buyers who contracted to buy a home but did not close escrow at the Company’s projects was approximately 28% during 2008 and 33% during 2007. The inventory of completed and unsold homes was 80 homes as of December 31, 2008.

On a combined basis, the backlog of homes sold but not closed as of December 31, 2008 was 240 homes, down 14% from 279 homes as of December 31, 2007. Homes in backlog are generally closed within three to six months. The dollar amount of backlog of homes sold but not closed on a combined basis as of December 31, 2008 was $80.8 million, down 25% from $107.9 million as of December 31, 2007.

The Company’s average number of sales locations decreased to 44 for the year ended December 31, 2008, compared to 57 for the year ended December 31, 2007. The Company’s number of new home orders per average sales location decreased from 32.5 for the year ended December 31, 2007 to 27.8 for the year ended December 31, 2008.

	Year Ended December 31,		Increase (Decrease)
	2008	2007	Amount	%
Number of Net New Home Orders
Southern California	586	1,069	(483)	(45%)
Northern California	238	256	(18)	(7%)
Arizona	183	296	(113)	(38%)
Nevada	214	234	(20)	(9%)

Total	1,221	1,855	(634)	(34%)

Cancellation Rate	28%	33%	(5)%

Each of the Company’s homebuilding segments experienced declines in net new home orders during the year ended December 31, 2008 and most notably in Southern California and Arizona. Net new home orders during the year ended December 31, 2008 in each of the Company’s segments were negatively impacted by the unstable economic conditions and continued down-turn in the homebuilding industry. Net new home orders during the twelve months ended December 31, 2008 decreased 34% on a consolidated basis, mostly due to the decline in housing demand as discussed previously.

Cancellation rates during the year ended December 31, 2008 decreased to 28% in the 2008 period from 33% during the 2007 period. The decline resulted from a decrease in the cancellation rate in Southern California to 30% in the 2008 period from 31% in the 2007 period, in Northern California to 29% in the 2008 period from 38% in the 2007 period, in Arizona to 22% in the 2008 period from 33% in the 2007 period and in Nevada to 28% in the 2008 period from 33% in the 2007 period. Although the cancellation rates declined in each operating segment, the rates continue to reflect the impact of the uncertain economic conditions and the lack of homebuyer confidence is consistent in all markets.

	Year Ended December 31,		Increase (Decrease)
	2008	2007	Amount	%
Average Number of Sales Locations
Southern California	19	29	(10)	(34)%
Northern California	10	13	(3)	(23)%
Arizona	4	5	(1)	(20)%
Nevada	11	10	1	10%

Total	44	57	(13)	(23)%

The average number of sales locations decreased in each homebuilding segment during the year ended December 31, 2008, primarily due to (i) management’s on-going efforts to manage cash outflows through, among other things, limiting the purchase of new lots, (ii) temporarily suspending the development of thirteen projects throughout the Company and (iii) the close-out of projects.

	December 31,		Increase (Decrease)
	2008	2007	Amount	%
Backlog (units)
Southern California	134	142	(8)	(6)%
Northern California	48	43	5	12%
Arizona	34	67	(33)	(49)%
Nevada	24	27	(3)	(11)%

Total	240	279	(39)	(14)%

The Company’s backlog at December 31, 2008 decreased 14% from levels at December 31, 2007, primarily resulting from a deterioration in demand for new homes. The decrease in backlog during this period reflects a decrease in net new order activity of 34% to 1,221 homes in the 2008 period compared to 1,855 homes in the 2007 period and a decrease in number of homes closed by 42% to 1,260 in the 2008 period from 2,182 in the 2007 period.

	December 31,		Increase (Decrease)
	2008	2007	Amount	%
Backlog (dollars)
Southern California	$55,065	$71,792	$(16,727)	(23)%
Northern California	13,669	13,674	(5)	—%
Arizona	6,177	15,627	(9,450)	(61)%
Nevada	5,839	6,800	(961)	(14)%

Total	$80,750	$107,893	$(27,143)	(25)%

The dollar amount of backlog of homes sold but not closed on a combined basis as of December 31, 2008 was $80.8 million, down 25% from $107.9 million as of December 31, 2007. The significant decrease in backlog during this period reflects a decrease in net new order activity of 34% to 1,221 homes in the 2008 period compared to 1,855 homes in the 2007 period. In addition, the dollar amount of backlog is affected by recent average sales prices for new home orders, and the Company experienced a decrease of 13% in the average sales price of homes in backlog to $336,400 as of December 31, 2008 compared to $386,700 as of December 31, 2007. An increase in the Company’s cancellation rates generally has an adverse effect on the Company’s backlog.

In Southern California, the dollar amount of backlog decreased 23% to $55.1 million as of December 31, 2008 from $71.8 million as of December 31, 2007, which is attributable to a decrease of 45% in net new home orders in Southern California to 586 homes in the 2008 period compared to 1,069 homes in the 2007 period, and a decrease of 19% in the average sales price of homes in backlog to $410,900 as of December 31, 2008 compared to $505,600 as of December 31, 2007. In Southern California, the cancellation rate decreased to 30% for the period ended December 31, 2008 from 31% for the period ended December 31, 2007.

In Northern California, the dollar amount of backlog was unchanged at $13.7 million as of December 31, 2008 and $13.7 million as of December 31, 2007, which is attributable to a (i) decrease of 7% in net new home orders in Northern California to 238 homes in the 2008 period compared to 256 homes in the 2007 period, (ii) a decrease of 10% in the average sales price of homes in backlog to $284,800 as of December 31, 2008 compared to $318,000 as of December 31, 2007 and (iii) an increase in homes in backlog to 48 homes at December 31, 2008 from 43 homes at December 31, 2007. In Northern California the cancellation rate decreased to 29% for the period ended December 31, 2008 from 38% for the period ended December 31, 2007.

In Arizona, the dollar amount of backlog decreased 61% to $6.2 million as of December 31, 2008 from $15.6 million as of December 31, 2007, which is attributable to a decrease of 38% in net new home orders in Arizona to 183 homes in the 2008 period compared to 296 homes in the 2007 period, and a decrease of 22% in the average sales price of homes in backlog to $181,700 as of December 31, 2008 compared to $233,200 as of December 31, 2007. In Arizona, the cancellation rate decreased to 22% for the period ended December 31, 2008 from 33% for the period ended December 31, 2007.

In Nevada, the dollar amount of backlog decreased 14% to $5.8 million as of December 31, 2008 from $6.8 million as of December 31, 2007, which is attributable to a decrease of 9% in net new home orders in Nevada to 214 homes in the 2008 period compared to 234 homes in the 2007 period, and a decrease of 3% in the average sales price of homes in backlog to $243,300 as of December 31, 2008 compared to $251,900 as of December 31, 2007. In Nevada, the cancellation rate decreased to 28% for the period ended December 31, 2008 from 33% for the period ended December 31, 2007.

The decrease in the dollar amount of backlog of homes sold but not closed as described above generally results in a reduction in operating revenues in the subsequent period as compared to the previous period. Revenue from sales of homes decreased 53% to $468.5 million during the period ended December 31, 2008 from $1.002 billion during the period ended December 31, 2007. A decrease in homebuilding revenues on a project basis is a potential indicator for impairment. If current market prices and home values continue to decrease and cancellation rates increase in the future, the Company’s revenue and liquidity would likely be negatively impacted, and the Company may be required to assess its homebuilding assets for further impairment.

	Year Ended December 31,		Increase (Decrease)
	2008	2007	Amount	%
Number of Homes Closed
Southern California	594	1,242	(648)	(52)%
Northern California	233	253	(20)	(8)%
Arizona	216	420	(204)	(49)%
Nevada	217	267	(50)	(19)%

Total	1,260	2,182	(922)	(42)%

During the year ended December 31, 2008, the number of homes closed decreased 42%, with the largest decrease in the Southern California and Arizona segments. The number of homes closed during the year was impacted by the uncertain economic conditions and continued down-turn in the homebuilding industry.

	Years Ended December 31,		Increase (Decrease)
	2008	2007	Amount	%
Home Sales Revenue
Southern California	$280,611	$696,655	$(416,044)	(60)%
Northern California	80,292	102,432	(22,140)	(22)%
Arizona	49,188	114,903	(65,715)	(57)%
Nevada	58,361	88,559	(30,198)	(34)%

Total	$468,452	$1,002,549	$(534,097)	(53)%

The decrease in homebuilding revenue of 53% to $468.5 million during the year ended December 31, 2008 from $1.002 billion during the year ended December 31, 2007 is primarily attributable to a decrease in the number of homes closed to 1,260 during the 2008 period from 2,182 during the 2007 period and a decrease in the average sales price of homes closed to $371,800 during the 2008 period from $459,500 during the 2007 period.

	Year Ended December 31,		Increase (Decrease)
	2008	2007	Amount	%
Average Sales Price of Homes Closed
Southern California	$472,400	$560,900	$(88,500)	(16)%
Northern California	344,600	404,900	(60,300)	(15)%
Arizona	227,700	273,600	(45,900)	(17)%
Nevada	268,900	331,700	(62,800)	(19)%

Total	$371,800	$459,500	$(87,700)	(19)%

The average sales price of homes closed during the year ending December 31, 2008 decreased in each segment due to increased levels of sales incentives in response to lower demand for new homes, increased levels of competition, and increased home foreclosure levels.

	Year Ended December 31,		Increase (Decrease)
	2008	2007
Homebuilding Gross Margin Percentage
Southern California	7.5%	11.5%	(4.0)%
Northern California	(2.6)%	11.0%	(13.6)%
Arizona	12.7%	24.6%	(11.9)%
Nevada	7.0%	10.6%	(3.6)%

Total	6.2%	12.9%	(6.7)%

Homebuilding gross margin percentage during the year ended December 31, 2008 decreased to 6.2% from 12.9% during the year ended December 31, 2007 which is primarily attributable to a decrease in the average sales price of homes closed of 19% from $459,500 in the 2007 period to $371,800 in the 2008 period offset by a 13% decrease in the average cost per home closed to $349,000 in the 2008 period from $400,000 in the 2007 period.

Homebuilding gross margins may be negatively impacted by a weak economic environment, which includes homebuyers’ reluctance to purchase new homes, increase in foreclosure rates, tightening of mortgage loan origination requirements, continued high cancellation rates, which could affect our ability to maintain existing home prices and/or home sales incentive levels and continued deterioration in the demand for new homes in our markets, among other things.

Lots, Land and Other

Land sales revenue was $39.5 million during the year ended December 31, 2008, compared with $102.8 million for the year ended December 31, 2007. During 2007 and 2008, in response to the slow-down in the homebuilding industry, the Company entered into certain land sales transactions to improve its liquidity and to reduce its overall debt. On December 26, 2007 and January 7, 2008, the Company entered into separate agreements with various affiliates of one of its joint venture equity partners (the “Equity Partner Agreements”). Pursuant to the Equity Partner Agreements, the Company agreed to sell to the affiliates 604 residential lots and 5 model homes in 10 communities in Orange County, San Diego County and Ventura County, California for an aggregate purchase price of $90.6 million in cash. The purchase and sale of 404 of the residential lots and the 5 model homes closed on December 27, 2007 (for an aggregate consideration of approximately $65.9 million) and the remainder of the residential lots closed on January 9, 2008. During the years ended December 31, 2008 and 2007, the Company recorded gross margin related to land sales of $(8.1) million and $(102.8) million, respectively. Included in these amounts are the write-off of land deposits and pre-acquisition costs of $6.6 million and $19.8 million, respectively, related to future projects which the Company has concluded are not currently economically viable.

Construction Services Revenue.

Construction services revenue, which is all recorded in Southern California, was $18.1 million in the 2008 period with no comparable amount in the 2007 period. See Note 1 to “Notes to Consolidated Financial Statements” for further discussion.

	Year Ended December 31,		Increase (Decrease)
	2008	2007
Impairment Loss on Real Estate Assets
Land under development and homes completed and under construction
Southern California	$39,925	$105,480	$(65,555)
Northern California	24,063	35,653	(11,590)
Arizona	1,086	—	1,086
Nevada	18,100	43,586	(25,486)

Total	$83,174	$184,719	$(101,545)

Land Held-for-Sale or Sold
Southern California	$—	$41,145	$(41,145)
Northern California	27,394	5,256	22,138
Arizona	13,170	—	13,170
Nevada	11,573	—	11,573

Total	52,137	46,401	5,736

Total Impairment Loss on Real Estate Assets	$135,311	$231,120	$(95,809)

The impairment loss related to land under development and homes completed and under construction incurred during the year ended December 31, 2008, primarily resulted from decreases in home sales prices, due to increased sales incentives, and the continued deterioration in the homebuilding industry. In addition, during the 2008 period, the Company increased the discount rates used in the estimated discounted cash flow assessments from a range of 14% to 20% to a range of 17% to 23%. This change resulted from an increase in risks and uncertainties in the homebuilding industry due to the on-going deterioration in the market value of land and homes as well as homebuyer confidence in the economy.

The impairment loss related to land held-for-sale or sold primarily resulted from significant decreases in the fair market values of new homes being sold, as this has caused corresponding declines in the fair market values of land held by the Company. Also contributing to these impairments was the decision that the best economic value to the Company of these lots was to sell them in their current condition as opposed to holding the lots and eventually building and selling homes. The Company continues to evaluate land values to determine whether to hold for development or to sell at current prices, which may lead to additional impairment on real estate assets.

	Year Ended December 31,		Increase (Decrease)
	2008	2007	Amount	%
Sales and Marketing Expenses
Homebuilding
Southern California	$23,909	$40,165	$(16,256)	(41)%
Northern California	8,742	11,650	(2,908)	(25)%
Arizona	3,265	8,074	(4,809)	(60)%
Nevada	4,525	6,814	(2,289)	(34)%

Total	$40,441	$66,703	$(26,262)	(39)%

Sales and marketing expense decreased $26.3 million to $40.4 million in the 2008 period from $66.7 million in the 2007 period primarily due to (i) a decrease of $2.3 million in sales model operating costs and (ii) a decrease of $9.6 million in advertising, due to the decrease in the number of models and a decrease in the average number of sales locations to 44 in the 2008 period from 57 in the 2007 period. In addition, direct selling expenses decreased approximately $14.4 million, including $3.5 million in sales commissions due to the reduction in units closed and reduction in revenue from home sales in 2008 as compared to 2007 and a decrease of $7.9 million in commissions paid to outside brokers in 2008 as compared to 2007.

	Year Ended December 31,		Increase (Decrease)
	2008	2007	Amount	%
General and Administrative Expenses
Homebuilding
Southern California	$5,694	$8,841	$(3,147)	(36)%
Northern California	3,704	5,677	(1,973)	(35)%
Arizona	3,672	4,904	(1,232)	(25)%
Nevada	2,708	3,854	(1,146)	(30)%
Corporate	11,867	14,196	(2,329)	(16)%

Total	$27,645	$37,472	$(9,827)	(26)%

General and administrative expenses decreased $9.8 million, or 26%, in the 2008 period to $27.6 million from $37.5 million in the 2007 period primarily as a result of a decrease in salaries and benefits expense of $11.8 million, offset by an increase in bonus expense of $1.4 million. As the number of active projects and the number of sales orders continues to decline, the Company has reduced staffing levels to support current operations. The bonus expense incurred in the 2008 period was a decision by management to award bonuses to employees in order to encourage employee retention, which were determined on a subjective basis.

Other Items

Other operating costs increased to $4.5 million in the 2008 period compared to $0.9 million in the 2007 period. The increase is due to property tax expense incurred on projects in which development is temporarily suspended of $2.0 million in the 2008 period, with no comparable amount in the 2007 period. In addition, operating losses realized by golf course operations increased to $1.3 million in the 2008 period from $0.9 million in the 2007 period.

Equity in loss of unconsolidated joint ventures increased to $3.9 million in the 2008 period from $0.3 million in the 2007 period, primarily due to an impairment loss on real estate assets of $4.5 million recorded at one of the Company’s joint venture projects, of which $2.25 million was allocated to the Company and to the other member of the joint venture.

Minority equity in loss (income) of consolidated entities decreased to minority equity in loss of $10.4 million in the 2008 period compared to minority equity in income of $(11.1) million in the 2007 period, primarily due to a decrease in the number of joint venture homes closed to 64 in the 2008 period from 219 in 2007. The minority equity in loss was attributable to impairment loss on real estate assets of $23.6 million recorded at two consolidated entities, of which $10.4 million was allocated to the minority member and $13.2 million was allocated to the Company.

In October 2008, the Company purchased, in privately negotiated transactions, $71.9 million principal amount of its outstanding Senior Notes at a cost of $16.7 million, plus accrued interest. The net gain resulting from the purchase, after giving effect to amortization of related deferred loan costs was $54.0 million.

During the year ended December 31, 2008, the Company incurred interest related to its outstanding debt of $66,749,000 and capitalized $42,309,000, resulting in net interest expense of $24,440,000, with no comparable amount in the 2007 period, due to a decrease in real estate assets which qualify for interest capitalization during the 2008 period.

	Years Ended December 31,		Increase (Decrease)
	2008	2007	Amount	%
(Loss) Income Before Benefit (provision) for Income Taxes
Homebuilding
Southern California	$(79,966)	$(222,849)	$142,883	64%
Northern California	(59,518)	(55,243)	(4,275)	(8)%
Arizona	(17,746)	19,639	(37,385)	(190)%
Nevada	(37,225)	(46,340)	9,115	20%
Corporate	41,225	(11,957)	53,182	445%

Total	$(153,230)	$(316,750)	$163,520	52%

In Southern California, (loss) income before benefit (provision) for income taxes decreased 64% to $(80.0) million in the 2008 period from $(222.8) million in the 2007 period. The decrease in loss is primarily attributable to (i) a decrease in impairment loss on real estate assets to $39.9 million in the 2008 period, from $146.6 million in the 2007 period, (ii) a decrease in revenues from home sales to $280.6 million in the 2008 period, from $696.7 million in the 2007 period, (iii) a decrease in sales and marketing expense to $23.9 million in the 2008 period from $40.2 million in the 2007 period and (iv) a decrease in general and administrative expenses to $5.7 million in the 2008 period from $8.8 million in the 2007 period.

In Northern California, (loss) income before benefit (provision) for income taxes increased 8% to $(59.5) million in the 2008 period from $(55.2) million in the 2007 period. The increase in loss is primarily attributable to (i) an increase in impairment loss on real estate assets to $51.5 million in the 2008 period from $40.9 million in the 2007 period, (ii) a decrease in revenues from home sales to $80.3 million in the 2008 period from $102.4 million in the 2007 period, (iii) a decrease in sales and marketing expense to $8.7 million in the 2008 period from $11.7 million in the 2007 period and (iv) a decrease in general and administrative expenses to $3.7 million in the 2008 period from $5.7 million in the 2007 period.

In Arizona, (loss) income before benefit (provision) for income taxes decreased to a loss of $(17.7) million in the 2008 period from income of $19.6 million in the 2007 period. The change is primarily attributable to (i) an increase in impairment loss on real estate assets to $14.3 million in the 2008 period with no comparable amount in the 2007 period, (ii) a decrease in revenues from home sales to $49.2 million in the 2008 period from $114.9 million in the 2007 period, offset by (i) a decrease in sales and marketing expense to $3.3 million in the 2008 period from $8.1 million in the 2007 period, and (ii) a 25% decrease in general and administrative expense to $3.7 million in the 2008 period compared to $4.9 million in the 2007 period.

In Nevada, (loss) income before benefit (provision) for income taxes decreased 20% to $(37.2) million in the 2008 period from $(46.3) million in the 2007 period. The decrease in loss is primarily attributable to (i) a decrease in impairment loss on real estate assets to $29.7 million in the 2008 period from $43.6 million in the 2007 period, (ii) a decrease in revenues from home sales to $58.4 million in the 2008 period from $88.6 million in the 2007 period, (iii) a decrease in sales and marketing expense to $4.5 million in the 2008 period from $6.8 million in the 2007 period and (iv) a decrease in general and administrative expense to $2.7 million in the 2008 period from $3.9 million in the 2007 period.

Income Taxes.

Effective January 1, 2008, the Company and its shareholders made a revocation of the “S” corporation election. As a result of this revocation, the Company will be taxed as a “C” corporation. The shareholders will not be able to elect “S” corporation status for at least five years. The revocation of the “S” corporation election will allow taxable losses generated in 2008 to be carried back to the 2006 “C” corporation year. As a result of the change in tax status, the Company recorded a deferred tax asset and related income tax benefit of $41,602,000 as of January 1, 2008. The recorded deferred tax asset reflects the anticipated tax refund for the carry back of the estimated 2008 tax loss to 2006. In January 2009, the Company received a tax refund for the amount of the deferred tax asset and related tax benefit. As of and during the year ended December 31, 2008, the deferred tax asset was reclassified to income tax refunds receivable and the tax benefit was recorded as benefit from provision for income taxes in the accompanying consolidated balance sheet and statement of operations.

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

Net Loss.

As a result of the foregoing factors, net loss for the year ended December 31, 2008 was $111.6 million compared to net loss for the year ended December 31, 2007 of $349.4 million.

	December 31,		Increase (Decrease)
	2008	2007	Amount	%
Lots Owned and Controlled
Lots Owned
Southern California	1,607	2,579	(972)	(38)%
Northern California	1,166	1,763	(597)	(34)%
Arizona	5,993	6,226	(233)	(4)%
Nevada	2,839	3,056	(217)	(7)%

Total	11,605	13,624	(2,019)	(15)%

Lots Controlled(1)
Southern California	406	534	(128)	(24)%
Arizona	321	303	18	6%

Total	727	837	(110)	(13)%

Total Lots Owned and Controlled	12,332	14,461	(2,129)	(15)%

(1)	Lots controlled may be purchased by the Company as consolidated projects or may be purchased by newly formed unconsolidated joint ventures.

Total lots owned and controlled has decreased 15% from 14,461 lots owned and controlled at December 31, 2007 to 12,332 lots at December 31, 2008. The decrease is primarily due to the closing of 1,260 homes during the 2008 period and the strategic sale of land in California during the period, offset by certain lot acquisitions during the period. The Company has implemented a strategy to limit the number of new land acquisitions due to the uncertainty regarding future demand for new homes.

Comparisons of Years Ended December 31, 2007 and 2006

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

	Year Ended December 31,		Increase (Decrease)
	2007	2006	Amount	%
Number of net new home orders
Southern California	1,069	1,096	(27)	(3)%
Northern California	256	306	(50)	(16)%
Arizona	296	388	(92)	(24)%
Nevada	234	412	(178)	(43)%

Total	1,855	2,202	(347)	(16)%

Cancellation Rate	33%	33%	—

Net new home orders during the year ended December 31, 2007 in each of the Company’s segments were impacted by declining demand for new housing. Cancellation rates during the year ended December 31, 2007 were unchanged at 33% in the 2007 period and the 2006 period. Although the cancellation rates are unchanged, the rates show the impact of the uncertain economic conditions and the lack of homebuyer confidence is consistent in all markets.

	Year Ended December 31,		Increase (Decrease)
	2007	2006	Amount	%
Average Number of Sales Locations
Southern California	29	23	6	26%
Northern California	13	11	2	18%
Arizona	5	6	(1)	(17)%
Nevada	10	12	(2)	(17)%

Total	57	52	5	10%

The average number of sales locations increased in most segments during the year ended December 31, 2007, primarily due to the timing of the Company bringing new communities to the market.

	December 31,		Increase (Decrease)
	2007	2006	Amount	%
Backlog (units)
Southern California	142	315	(173)	(55)%
Northern California	43	40	3	8%
Arizona	67	191	(124)	(65)%
Nevada	27	60	(33)	(55)%

Consolidated Total	279	606	(327)	(54)%

The Company’s backlog at December 31, 2007 decreased 54% from levels at December 31, 2006, primarily resulting from deterioration in demand for new homes. The decrease in backlog during the period reflects a decrease in net new order activity of 16% to 1,855 in the 2007 period from 2,202 in the 2006 period and a decrease in number of homes closed by 24% to 2,182 in the 2007 period from 2,887 in the 2006 period.

	December 31,		Increase (Decrease)
	2007	2006	Amount	%
Backlog (dollars)
Southern California	$71,792	$200,273	$(128,481)	(64)%
Northern California	13,674	20,972	(7,298)	(35)%
Arizona	15,627	51,852	(36,225)	(70)%
Nevada	6,800	22,408	(15,608)	(70)%

Total	$107,893	$295,505	$(187,612)	(64)%

The dollar amount of backlog of homes sold but not closed on a combined basis as of December 31, 2007 was $107.9 million, down 64% from $295.5 million as of December 31, 2006. The significant decrease in backlog during this period reflects a decrease in net new order activity of 16% to 1,855 homes in the 2007 period compared to 2,202 homes in the 2006 period. In addition, the dollar amount of backlog is affected by recent average sales prices for new home orders, and the Company experienced a decrease of 21% in the average sales price of homes in backlog to $386,700 as of December 31, 2007 compared to $487,600 as of December 31, 2006. An increase in the Company’s cancellation rates generally has an adverse effect on the Company’s backlog. Cancellation rates were 33% in the 2007 period and 33% in the 2006 period.

In Southern California, the dollar amount of backlog decreased 64% to $71.8 million as of December 31, 2007 from $200.3 million as of December 31, 2006, which is attributable to a decrease in net new home orders in Southern California of 3% to 1,069 homes in the 2007 period compared to 1,096 homes in the 2006 period, and a decrease of 20% in the average sales price of homes in backlog to $506,000 as of December 31, 2007 compared to $636,000 as of December 31, 2006. In Southern California, the cancellation rate increased to 31% for the period ended December 31, 2007 from 30% for the period ended December 31, 2006.

In Northern California, the dollar amount of backlog decreased 35% to $13.7 million as of December 31, 2007 from $21.0 million as of December 31, 2006, which is attributable to a decrease in net new home orders in Northern California of 16% to 256 homes in the 2007 period compared to 306 homes in the 2006 period, and a decrease of 39% in the average sales price of homes in backlog to $318,000 as of December 31, 2007 compared to $524,000 as of December 31, 2006. In Northern California, the cancellation rate increased to 38% for the period ended December 31, 2007 from 35% for the period ended December 31, 2006.

In Arizona, the dollar amount of backlog decreased 70% to $15.6 million as of December 31, 2007 from $51.9 million as of December 31, 2006. The decrease is attributable to a decrease in net new home orders in Arizona of 24% to 296 homes in the 2007 period compared to 388 homes in the 2006 period, and a decrease of 14% in the average sales price of homes in backlog to $233,000 as of December 31, 2007 compared to $272,000 as of December 31, 2006. In Arizona, the cancellation rate decreased to 33.2% for the period ended December 31, 2007 from 46.0% for the period ended December 31, 2006.

In Nevada, the dollar amount of backlog decreased 70% to $6.8 million as of December 31, 2007 from $22.4 million as of December 31, 2006, which is attributable to a decrease in net new home orders in Nevada of 43% to 234 homes in the 2007 period compared to 412 homes in the 2006 period, and a decrease of 33% in the average sales price of homes in backlog to $252,000 as of December 31, 2007 compared to $374,000 as of December 31, 2006. In Nevada, the cancellation rate increased to 33% for the period ended December 31, 2007 from 24% for the period ended December 31, 2006.

The decrease in the dollar amount of backlog of homes sold but not closed as described above generally results in a reduction in operating revenues in the subsequent period as compared to the previous period. Revenue from sales of homes, on a consolidated basis, decreased 32.2% to $1.002 billion during the period ended December 31, 2007 from $1.479 billion during the period ended December 31, 2006. A decrease in homebuilding revenues on a project basis is a potential indicator for impairment. If current market prices and home values continue to decrease and cancellation rates increase in the future, the Company’s revenue and liquidity would likely be negatively impacted requiring the Company to assess its homebuilding assets for further impairment.

	Year Ended December 31,		Increase (Decrease)
	2007	2006	Amount	%
Number of Homes Closed
Southern California	1,242	1,352	(110)	(8)%
Northern California	253	426	(173)	(41)%
Arizona	420	593	(173)	(29)%
Nevada	267	516	(249)	(48)%

Total	2,182	2,887	(705)	(24)%

The number of homes closed decreased 24%, during the year ended December 31, 2007, from 2,887 homes in the 2006 period to 2,182 in the 2007 period. The significant decrease occurred in Northern California, a 41% decrease from 426 homes in the 2006 period to 253 homes in the 2007, and in Nevada, a 48% decrease from 516 homes in the 2006 period to 267 in the 2007 period.

	Years Ended December 31,		Increase (Decrease)
	2007	2006	Amount	%
Home Sales Revenue
Homebuilding
Southern California	$696,655	$851,958	$(155,303)	(18)%
Northern California	102,432	225,131	(122,699)	(55)%
Arizona	114,903	205,660	(90,757)	(44)%
Nevada	88,559	195,945	(107,386)	(55)%

Total	$1,002,549	$1,478,694	$(476,145)	(32)%

The decrease in consolidated homebuilding revenue of 32% to $1.002 billion during the year ended December 31, 2007 from $1.479 billion during the year ended December 31, 2006 is primarily attributable to a decrease in the number of homes closed to 2,182 during the 2007 period from 2,887 during the 2006 period and a decrease in the average sales price of homes closed to $459,500 during the 2007 period from $512,200 during the 2007 period. In Nevada, homebuilding revenue decreased 55% to $88.6 million in the 2007 period from $195.9 million in the 2006 period, primarily attributable to a decrease in the number of homes closed of 48% to 267 in the 2007 period from 516 in the 2006 period and the average sales price decreased 13% to $331,700 during the 2007 period from $379,700 in the 2006 period.

	Year Ended December 31,		Increase (Decrease)
	2007	2006	Amount	%
Average Sales Price of Home Closed
Southern California	$560,900	$630,100	$(69,200)	(11)%
Northern California	404,900	528,500	(123,600)	(23)%
Arizona	273,600	346,800	(73,200)	(21)%
Nevada	331,700	379,700	(48,000)	(13)%

Total	$459,500	$512,200	$(52,700)	(10)%

The average sales price of homes closed decreased 10% during the year ended December 31, 2007 primarily due to increased sales incentives in an attempt to increase sales absorption rates, lower demand for homes and increased pricing pressure.

	Year Ended December 31,		Increase (Decrease)
	2007	2006
Homebuilding Gross Margin Percentage
Southern California	11.5%	19.1%	(7.6)%
Northern California	11.0%	22.4%	(11.4)%
Arizona	24.6%	32.4%	(7.8)%
Nevada	10.6%	19.4%	(8.8)%

Total	12.9%	21.5%	(8.6)%

Homebuilding Gross Margin Percentage during the year ended December 31, 2007, decreased to 12.9% from 21.5% during the year ended December 31, 2006. In Southern California, gross margin percentage decreased to 11.5% during the year ended December 31, 2007 from 19.1% during the year ended December 31, 2006. The decrease is primarily attributable to a decrease in average sales prices of 11% to $560,900 in the 2007 period from $630,100 in the 2006 period. In Arizona, gross margin percentage decreased to 24.6% in the 2007 period compared to 32.4% in the 2006 period, due to a decrease in average sales price of 21% from $346,800 in the 2006 period to $273,600 in the 2007 period. In Nevada, gross margin percentage decreased to 10.6% in the 2007 period from 19.4% in the 2006 period.

Homebuilding gross margins may be negatively impacted by, among other things, a weakening economic environment, which includes lack of homebuyers’ confidence in the economy, increase in foreclosure rates, tightening of mortgage loan origination requirements, continued high cancellation rates, which could affect our ability to maintain existing home prices and/or home sales incentive levels and continued deterioration in the demand for new homes in our markets.

Lots, Land and Other

Lots, land and other sales revenue was $102.8 million during the year ended December 31, 2007, compared with $13.5 million for the year ended December 31, 2006. The significant land sales transaction in the 2007 period was discussed in the section titled, “Comparison of Years Ended December 31, 2008 and 2007.” The land sales transactions in the 2006 period were opportunistic in nature and related to the sale of a golf course in one of the Company’s markets and other bulk sales of land in Nevada and Arizona. During the years ended December 31, 2007 and 2006, the Company recorded gross margin related to land sales of $(102.8) million and $(3.0) million, respectively. Included in these amounts are the write-off of land deposits and preacquisition costs of $19.8 million in the 2007 period and $10.8 million in the 2006 period related to future projects which the Company has concluded are not currently economically viable.

	Year Ended December 31,		Increase (Decrease)
	2007	2006
Impairment Loss on Real Estate Assets
Land under development and homes completed and under construction
Southern California	$105,480	$12,261	$93,219
Northern California	35,653	17,535	18,118
Nevada	43,586	10,099	33,487

Total	184,719	39,895	144,824

Land Held-for-Sale or Sold
Southern California	41,145	—	41,145
Northern California	5,256	—	5,256

Total	46,401	—	46,401

Total Impairment Loss on Real Estate Assets	$231,120	$39,895	$191,225

The impairments recorded during the years ended December 31, 2007 and 2006, primarily resulted from decreases in homebuyer demand and decreasing net sales prices.

	Year Ended December 31,		Increase (Decrease)
	2007	2006	Amount	%
Sales and Marketing Expenses
Homebuilding
Southern California	$40,165	$36,471	$3,694	10%
Northern California	11,650	13,249	(1,599)	(12)%
Arizona	8,074	9,530	(1,456)	(15)%
Nevada	6,814	13,099	(6,285)	(48)%

Consolidated Total	$66,703	$72,349	$(5,646)	(8)%

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

	Year Ended December 31,		Increase (Decrease)
	2007	2006	Amount	%
General and Administrative Expenses
Homebuilding
Southern California	$8,841	$13,686	$(4,845)	(35)%
Northern California	5,677	7,799	(2,122)	(27)%
Arizona	4,904	7,433	(2,529)	(34)%
Nevada	3,854	2,711	1,143	42%
Corporate	14,196	29,761	(15,565)	(52)%

Consolidated Total	$37,472	$61,390	$(23,918)	(39)%

General and administrative expenses decreased $23.9 million in the 2007 period to $37.5 million from $61.4 million in the 2006 period primarily as a result of a decrease in bonus expense of $25.4 million to $1.9 million in the 2007 period from $27.3 million in the 2006 period.

Other Items

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

(Loss) Income Before Income Taxes. The table below summarizes our (loss)/income before income taxes by reportable segment (dollars in thousands).

	Years Ended December 31,		Increase (Decrease)
	2007	2006	Amount	%
Homebuilding
Southern California	$(222,849)	$73,309	(296,158)	(404)%
Northern California	(55,243)	14,040	(69,283)	(494)%
Arizona	19,639	50,994	(31,355)	(61)%
Nevada	(46,340)	14,137	(60,477)	(428)%
Corporate	(11,957)	(28,771)	16,814	(58)%

Consolidated	$(316,750)	$123,709	(440,459)	(356)%

In Southern California, (loss) income before benefit (provision) for income taxes decreased 404% to a loss of $(222.8) million in the 2007 period from income of $73.3 million in the 2006 period. The loss in the 2007 period is primarily attributable to (i) an increase in impairment loss on real estate assets to $146.6 million in the 2007 period compared to $12.3 million in the 2006 period, (ii) a decrease in revenues from home sales to $696.7 million in the 2007 period from $852.0 million in the 2006 period and (iii) a decrease in gross margin percentage to 11.5% in the 2007 period from 19.1% in the 2006 period.

In Northern California, (loss) income before benefit (provision) for income taxes decreased 494% to a loss of $(55.2) million in the 2007 period from income of $14.0 million in the 2006 period. The loss in the 2007 period is primarily attributable to (i) an increase in impairment loss on real estate assets to $40.9 million in the 2007 period compared to $17.5 million in the 2006 period, (ii) a decrease in revenues from home sales to $102.4 million in the 2007 period from $225.1 million in the 2006 period and (iii) a decrease in gross margin percentage to 11.0% in the 2007 period from 22.4% in the 2006 period.

In Arizona, (loss) income before benefit (provision) for income taxes decreased to income of $19.6 million in the 2007 period from income of $51.0 million in the 2006 period. The decrease is primarily attributable to (i) a decrease in revenues from home sales to $114.9 million in the 2007 period from $205.7 million in the 2006 period and (ii) a decrease in gross margin percentage to 24.6% in the 2007 period from 32.4% in the 2006 period.

In Nevada, (loss) income before benefit (provision) for income taxes decreased to a loss of $(46.3) million in the 2007 period from income of $14.1 million in the 2006 period. The loss in the 2007 period is primarily attributable to (i) an increase in impairment loss on real estate assets to $43.6 million in the 2007 period from $10.1 million in the 2006 period, (ii) a decrease in revenues from home sales to $88.6 million in the 2007 period from $196.0 million in the 2006 period and (iii) a decrease in homebuilding gross margins to 10.6% in the 2007 period from 19.4% in the 2006 period.

Income Taxes.

Effective January 1, 2007, the Company made an election in accordance with federal and state regulations to be taxed as an “S” corporation rather than a “C” corporation. Under this election, the Company’s taxable income flows through to and is reported on the personal tax returns of its shareholders. The shareholders are responsible for paying the appropriate taxes based on this election. The Company does not pay any federal taxes under this election and is only required to pay certain state taxes based on a rate of approximately 1.5% of taxable income. As a result of this election, the Company’s provision for income taxes for the year ended December 31, 2007 includes a reduction of deferred tax assets and related income tax provision of $31.9 million due to the elimination of any future tax benefit by the Company from such assets. In addition, the provision reflects a valuation allowance of $0.8 million. Also, due to the “S” corporation election, unused recognized built in losses in the amount of $19.4 million are no longer available to the Company.

Net (Loss) Income.

As a result of the foregoing factors, net (loss) income was a net loss of $(349.4) million in the 2007 period compared to net income of $74.8 million in the 2006 period.

	December 31,		Increase (Decrease)
	2007	2006	Amount	%
Lots Owned and Controlled
Lots Owned
Southern California	2,579	4,003	(1,424)	(36)%
Northern California	1,763	1,422	341	24%
Arizona	6,226	6,564	(338)	(5)%
Nevada	3,056	1,299	1,757	135%

Total	13,624	13,288	336	3%

Lots Controlled(1)
Southern California	534	1,873	(1,339)	(72)%
Northern California	—	999	(999)	(100)%
Arizona	303	3,492	(3,189)	(91)%
Nevada	—	1,013	(1,013)	(100)%

Total	837	7,377	(6,540)	(89)%

Total Lots Owned and Controlled	14,461	20,665	(6,204)	(30)%

(1)	Lots controlled may be purchased by the Company as consolidated projects or may be purchased by newly formed unconsolidated joint ventures.

Financial Condition and Liquidity

The Company provides for its ongoing cash requirements principally from internally generated funds from the sales of real estate, outside borrowings and by forming new joint ventures with venture partners that provide a substantial portion of the capital required for certain projects. The Company currently has outstanding 7 5/8% Senior Notes due 2012, 10 3/4% Senior Notes due 2013 and 7 1/2% Senior Notes due 2014 (collectively “the Senior Notes”) and maintains secured revolving credit facilities (“Revolving Credit Facilities”). The Company has financed, and may in the future finance, certain projects and land acquisitions with construction loans secured by real estate inventories, seller provided financing and land banking transactions. The Company believes that its current borrowing capacity and increases reasonably available to it, cash on hand, income tax refund receivable and anticipated net cash flows from operations are and will be sufficient to meet its current and reasonably anticipated liquidity needs on both a near-term and long-term basis (and in any event for the next twelve months) for funds to build homes and run its day-to-day operations.

Beginning in 2006 and continuing through 2008, the homebuilding industry has experienced continued decreased demand for housing. These conditions were the result of a continued erosion of homebuyer confidence which was driven by increases in unemployment, limited availability of mortgage financing due to stress in the mortgage and credit markets, price instability, increasing foreclosures and increased levels of housing inventory in the market. The decline in demand has resulted in a decrease in new home orders, home closings, home sales revenue, average sales prices and gross margins for the Company. During the years ended December 31, 2008, 2007 and 2006, the Company incurred impairment losses on real estate assets amounting to $135.3 million, $231.1 million and $39.9 million, respectively. The Company was required to write-down the book value of certain real estate assets in accordance with Statement No. 144, as defined in Note 5 of “Notes to Consolidated Financial Statements”.

In response to the declining demand for housing in the homebuilding industry, and the resulting decrease in homebuilding revenues of 53% from the year ended December 31, 2007 to the year ended December 31, 2008, the management of the Company shifted its strategy to focus on generating positive cash flow, reducing overall debt levels and improving liquidity. The management of the Company intends to manage cash flow by reducing inventory levels and expenditures for temporarily suspended projects. For the year ended December 31, 2008, the Company generated $80.4 million of cash flows from operations and repaid a net $67.6 million of notes payable. In addition, the Company repurchased $71.9 million of principal outstanding Senior Notes for a net purchase price of $16.7 million, plus accrued interest. The net gain resulting from the purchase, after giving effect to amortization of related deferred loan costs was $54.0 million. This repurchase will reduce future interest payments by approximately $6.4 million per year.

The undrawn available borrowings on the Company’s Revolving Credit Facilities decreased to $37.8 million at December 31, 2008, down from $169.9 million as of December 31, 2007. The Company expects that the availability under the Revolving Credit Facilities will fluctuate in the future as a result of paydowns when homes close and as new phases of construction are started and added to the borrowing base. In addition, as the credit and capital markets stabilize in the future, the Company would expect to utilize a portion of its cash on hand to fund future construction which would cause the availability under the Revolving Credit Facilities to increase. Further, the Company received a federal income tax refund of approximately $41.6 million in January 2009 as a result of the carryback of estimated 2008 tax losses to 2006.

There is no assurance, however, that future cash flows will be sufficient to meet the Company’s future capital needs. The amount and types of indebtedness that the Company may incur may be limited by the terms of the indentures and credit or other agreements governing the Company’s senior note obligations, revolving credit facilities and other indebtedness.

In 2008, the Company suspended all development, sales and marketing activities at thirteen of its projects which are in the early stages of development. The Company has concluded that this strategy was necessary under the prevailing market conditions and believes that it will allow the Company to market the properties at some future time when market conditions may have improved.

The ability of the Company to meet its obligations on its indebtedness will depend to a large degree on its future performance which in turn will be subject, in part, to factors beyond its control, such as prevailing economic conditions, either nationally or in regions in which the Company operates, the outbreak of war or other hostilities involving the United States, mortgage and other interest rates, changes in prices of homebuilding materials, weather, the occurrence of events such as landslides, soil subsidence and earthquakes that are uninsurable, not economically insurable or not subject to effective indemnification agreements, availability of labor and homebuilding materials, changes in governmental laws and regulations, the timing of receipt of regulatory approvals and the opening of projects, and the availability and cost of land for future development. The Company cannot be certain that its cash flow will be sufficient to allow it to pay principal and interest on its debt, support its operations and meet its other obligations. If the Company is not able to meet those obligations, it may be required to refinance all or part of its existing debt, sell assets or borrow more money. The Company may not be able to do so on terms acceptable to it, if at all. In addition, the terms of existing or future indentures and credit or other agreements governing the Company’s senior note obligations, revolving credit facilities and other indebtedness may restrict the Company from pursuing any of these alternatives.

7 5/8% Senior Notes

On November 22, 2004, the Company’s 100% owned subsidiary, William Lyon Homes, Inc., a California corporation, (“California Lyon”) closed its offering of $150.0 million principal amount of 7 5/8% Senior Notes due 2012 (the “7 5/8% Senior Notes”). The notes were issued at par, resulting in net proceeds to the Company of approximately $148.5 million. In October 2008, the Company purchased, in privately negotiated transactions, $16.2 million principal amount of its outstanding 7 5/8% Senior Notes at a cost of $3.6 million, plus accrued interest. The net gain resulting from the purchase, after giving effect to amortization of related deferred loan costs was $12.5 million. Upon settlement of the transaction, the Company authorized these notes to be cancelled, leaving $133.8 million in principal outstanding. Interest on the 7 5/8% Senior Notes is payable semi-annually on December 15 and June 15 of each year. Based on the current outstanding principal amount of the 7 5/8% Senior Notes, the Company’s semi-annual interest payments are $5.1 million.

The 7 5/8% Senior Notes are redeemable at the option of California Lyon, in whole or in part, at a redemption price equal to 100% of the principal amount plus a premium declining ratably to par, plus accrued and unpaid interest, if any.

As of December 31, 2008, the outstanding 7 5/8% Senior Notes with a face value of $133.8 million had a fair value of approximately $28.1 million, based on quotes from industry sources.

10 3/4% Senior Notes

California Lyon filed a Registration Statement on Form S-3 with the Securities and Exchange Commission for the sale of $250.0 million of 10 3/4% Senior Notes due 2013 (the “10 3/4% Senior Notes”) which became effective on March 12, 2003. The offering closed on March 17, 2003 and was fully subscribed and issued. The notes were issued at a price of 98.493% to the public, resulting in net proceeds to the Company of approximately $246.2 million. The purchase price reflected a discount to yield 11% under the effective interest method and the notes have been reflected net of the unamortized discount in the consolidated balance sheet. In October 2008, the Company purchased, in privately negotiated transactions, $30.0 million principal amount of its outstanding 10 3 /4% Senior Notes at a cost of $7.5 million, plus accrued interest. The net gain resulting from the purchase, after giving effect to amortization of related deferred loan costs and unamortized discount costs was $21.8 million. Upon settlement of the transaction, the Company authorized these notes to be cancelled, leaving $220.0 million in principal outstanding. Interest on the 10 3/4% Senior Notes is payable on April 1 and October 1 of each year. Based on the current outstanding principal amount of the 10 3/4% Senior Notes, the Company’s semi-annual interest payments are $11.8 million.

The 10 3/4% Senior Notes are redeemable at the option of California Lyon, in whole or in part, at a redemption price equal to 100% of the principal amount plus a premium declining ratably to par, plus accrued and unpaid interest, if any.

As of December 31, 2008, the outstanding 10 3/ 4% Senior Notes with a face value of $218.2 million had a fair value of approximately $47.3 million, based on quotes from industry sources.

7 1/2% Senior Notes

On February 6, 2004, California Lyon closed its offering of $150.0 million principal amount of 7 1/2% Senior Notes due 2014 (the “7 1/2% Senior Notes”). The notes were issued at par, resulting in net proceeds to the Company of approximately $147.6 million. In October 2008, the Company purchased, in privately negotiated transactions, $25.7 million principal amount of its outstanding 7 1/2% Senior Notes at a cost of $5.7 million, plus accrued interest. The net gain resulting from the purchase, after giving effect to amortization of related deferred loan costs was $19.7 million. Upon settlement of the transaction, the Company authorized these notes to be cancelled, leaving $124.3 million in principal outstanding. Interest on the 7 1/2% Senior Notes is payable on February 15 and August 15 of each year. Based on the current outstanding principal amount of 7 1/2% Senior Notes the Company’s semi-annual interest payments are $4.7 million.

The 7 1/2% Senior Notes are redeemable at the option of California Lyon, in whole or in part, at a redemption price equal to 100% of the principal amount plus a premium declining ratably to par, plus accrued and unpaid interest, if any.

As of December 31, 2008, the outstanding 7 1/ 2% Senior Notes with a face value of $124.3 million had a fair value of $24.9 million, based on quotes from industry sources.

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

At December 31, 2008, the Company had approximately $119.6 million of secured indebtedness, (excluding approximately $75.0 million of secured indebtedness of consolidated entities) and approximately $37.8 million of additional secured indebtedness available to be borrowed under the Company’s credit facilities, as limited by the Company’s borrowing base formulas.

Revolving Credit Facilities

The Company has six revolving credit facilities which have an aggregate maximum loan commitment of $185.0 million, with maturities at various dates as follows:

Loan Commitment Amount (in millions)	Balance Outstanding at December 31, 2008 (in millions)	Undrawn Availability at December 31, 2008 (in millions)	Initial Maturity Date(1)
$30.0	$8.0	$6.4	April 2009
40.0	24.8	8.4	May 2009(2)
25.0	8.2	4.1	May 2009
30.0	15.7	6.1	June 2009
30.0	3.1	11.6	July 2009
30.0	12.2	1.2	September 2009(3)

$185.0	$72.0	$37.8

(1)	After the initial maturity date, additional advances may be obtained to complete previously approved projects subject to all other requirements for advances under the borrowing base. Repayments of borrowed amounts are required at the time a sold house closes escrow or at the time a house must be removed from the borrowing base. The final maturity date would generally be twelve to twenty-four months after the initial maturity date.

(2)	In March 2009, the commitment amount of this facility was reduced to $30.0 million and the initial maturity date was extended to December 2009.

(3)	In March 2009, the commitment amount of this facility was reduced to $20.0 million.

The revolving credit facilities have similar characteristics. The Company may borrow amounts, subject to applicable borrowing base and concentration limitations, as defined. Typically, during the last year of the term of each facility, the commitment amount will decrease ratably until the commitment under each facility is reduced to zero by the final maturity date, as defined in each respective agreement.

Availability under each credit facility is subject not only to the maximum amount committed under the respective facility, but also to both various borrowing base and concentration limitations. The borrowing base limits lender advances to certain agreed percentages of asset value. The allowed percentage generally increases as the asset progresses from land under development to residence subject to contract of sale. Advances for each type of collateral become due in whole or in part, subject to possible re-borrowing, and/or the collateral becomes excluded from the borrowing base, after a specified period or earlier upon sale. Concentration limitations further restrict availability under the credit facilities. The effect of these borrowing base and concentration limitations essentially is to mandate minimum levels of the Company’s investment in a project, with higher percentages of investment required at earlier phases of a project, and with greater absolute dollar amounts of investment required as a project progresses. Each revolving credit facility is secured by deeds of trust on the real property and improvements thereon owned by the Company in the subdivision project(s) approved by the respective lender, as well as pledges of all net sale proceeds, related contracts and other ancillary property. Also, each credit facility includes financial covenants (as discussed below), which may limit the amount that may be borrowed thereunder. Outstanding advances bear interest at various rates, determined by adding an interest rate spread to LIBOR or the prime rate, as defined. Certain facilities have an interest rate floor of 5.5%. As of December 31, 2008, $72.0 million was outstanding under these credit facilities, with a weighted-average interest rate of 5.12%, and the undrawn availability was $37.8 million as limited by the borrowing base formulas. Interest on the revolving credit facilities is calculated on the average, outstanding daily balance and is paid following the end of each month. During the year ended December 31, 2008, the Company borrowed $291.8 million and repaid $359.4 million under these facilities. The maximum amount outstanding was $170.6 million and the weighted average borrowings were $123.6 million during the year ended December 31, 2008. Interest incurred on the revolving credit facilities for the year ended December 31, 2008 was $6.7 million. The Company routinely borrows under its revolving credit facilities in the ordinary course of business within the maximum aggregate loan commitment amounts to fund operations, land acquisition and home building activities, and repays such borrowings, as required by the credit facilities, with the net proceeds from sales of the real property, including homes, which secure the applicable credit facility.

Under the revolving credit facilities, the Company is required to comply with a number of covenants, the most restrictive of which require Delaware Lyon to maintain:

•	A tangible net worth, as defined, of $90.0 million; and

•	Minimum liquidity, as defined, of at least $30.0 million.

As of and for the year ending December 31, 2008, the Company is in compliance with the covenants under its revolving credit facilities. Effective January 1, 2010, the Company will be required to maintain a ratio of total liabilities to tangible net worth, as defined under each credit facility.

If market conditions continue to deteriorate, the financial covenants contained in the Company’s Revolving Credit Facilities will continue to be negatively impacted. Under these circumstances, the lenders under the Revolving Credit Facilities would need to provide the Company with additional covenant relief if the Company is to avoid future noncompliance with these financial covenants. If the Company is unable to obtain requested covenant relief or is unable to obtain a waiver for any covenant non-compliance, the Company could be prohibited from making further borrowings under the Revolving Credit Facilities and the Company’s obligation to repay indebtedness under the Revolving Credit Facilities and the Senior Notes could be accelerated. The Company can give no assurance that in such an event, the Company would have, or be able to obtain, sufficient funds to pay all debt that the Company would be required to repay.

The Company’s covenant compliance for the Revolving Credit Facilities at December 31, 2008 is detailed in the table set forth below:

Covenant and Other Requirements	Actual at December 31, 2008	Covenant Requirements at December 31, 2008
Tangible Net Worth (1)	$164.9	≥ $90.0
Minimum Liquidity	$104.8	≥ $30.0

(1)	Tangible Net Worth was calculated based on the stated amount of stockholders’ equity less intangible assets of $6.3 million as of December 31, 2008.

Construction Notes Payable

At December 31, 2008, the Company had construction notes payable amounting to $116.3 million, including $75.0 million on certain consolidated entities. The construction notes have various maturity dates through 2017 and bear interest at rates ranging from prime plus 0.25% to prime plus 1.0% at December 31, 2008. Interest is calculated on the average daily balance and is paid following the end of each month.

The Company is the sole member of Lyon East Garrison Company I, LLC which is a member with Woodman Development Company, LLC (the “Members”) in East Garrison Partners I, LLC (the “LLC”). The LLC has a non-recourse construction note payable with an outstanding balance of $56.2 million as of December 31, 2008 related to the acquisition and development of real estate in Monterey County, California. In addition to the non-recourse construction note payable, the Company and affiliates of the other Member entered into a completion guaranty. The construction note payable is secured by the underlying land parcel, which contains approximately 1,400 buildable lots, of which the Members had the right to purchase 600 lots each and 200 lots were to be sold to a third party.

Based on current market and general economic conditions, the Members of the LLC and the construction note lender determined to temporarily suspend further entitlement and development of the project, at which time it was agreed that certain site improvements would be completed in order to prepare and protect the site for a delay of approximately two years. The Company and affiliates of the other Member of the LLC believed that the completion of these site improvements satisfied the obligation under the completion guaranty. The lender agreed to fund the revised budgeted site improvements which the LLC had completed. However the lender stopped funding for the improvements, which left the LLC with unpaid invoices. During this same period, the LLC received several letters from the lender alleging default under the construction loan agreement which the Members contended were invalid based on previous discussions.

In addition, under the terms of the construction loan agreement, the LLC was required to reduce the loan commitment from $75.0 million to $35.0 million by January 31, 2009, which required a $21.2 million pay down. The LLC did not make the required pay down on January 31, 2009 and is now in default under the construction loan agreement. The LLC assumes that the lender will continue to exercise its legal remedies. Due to the foregoing factors, the Company recorded an entry to reduce its interest in the LLC to zero.

Revolving Mortgage Warehouse Credit Facilities

The Company, through its mortgage subsidiary and one of its unconsolidated joint ventures, has two revolving mortgage warehouse credit facilities with banks to fund its mortgage origination operations. The original credit facility, which matured in January 2009, provided for revolving loans of up to $22.5 million outstanding, $15.0 million of which was committed (lender obligated to lend if stated conditions are satisfied) and $7.5 million was not committed (lender advances are optional even if stated conditions are otherwise satisfied). At December 31, 2008, the outstanding balance under this facility was $1.6 million. The mortgage subsidiary and one of its unconsolidated joint ventures had an additional $20.0 million credit facility which matures in April 2009. At December 31, 2008, the outstanding balance under this facility was $4.7 million. In January 2009, the Company implemented a strategy to cease operations at its mortgage subsidiary, in which it will discontinue originating and funding homebuyer mortgage loans. Due to this strategy, the Company will not extend the revolving mortgage warehouse credit facilities beyond current maturity dates. Mortgage loans are generally held for a short period of time and are typically sold to investors within 7 to 15 days following funding. The facilities are secured by substantially all of the assets of each of the borrowers, including the mortgage loans held for sale, all rights of each of the borrowers with respect to contractual obligations of third party investors to purchase such mortgage loans, and all proceeds of sale of such mortgage loans. The facilities, which have LIBOR based pricing, also contain certain financial covenants requiring the borrowers to maintain minimum tangible net worth, leverage, profitability and liquidity. These facilities are non-recourse and are not guaranteed by the Company. Effective March 13, 2009, the facilities have been paid down and the commitments reduced to zero.

Land Banking Arrangements

The Company enters into purchase agreements with various land sellers. In some instances, and as a method of acquiring land in staged takedowns, thereby minimizing the use of funds from the Company’s revolving credit facilities and other corporate financing sources and limiting the Company’s risk, the Company transfers its right in such purchase agreements to entities owned by third parties (“land banking arrangements”). These entities use equity contributions and/or incur debt to finance the acquisition and development of the lots. The entities grant the Company an option to acquire lots in staged takedowns. In consideration for this option, the Company makes a non-refundable deposit of 15% to 25% of the total purchase price. The Company is under no obligation to purchase the balance of the lots, but would forfeit remaining deposits and be subject to penalties if the lots were not purchased. The Company does not have legal title to these entities or their assets and has not guaranteed their liabilities. These land banking arrangements help the Company manage the financial and market risk associated with land holdings. The use of these land banking arrangements is dependent on, among other things, the availability of capital to the option provider, general housing market conditions and geographic preferences. As described in Note 2 of “Notes to Consolidated Financial Statements”, Interpretation No. 46, requires the consolidation of the assets, liabilities and operations of two of the Company’s land banking arrangements including, as of December 31, 2008, real estate inventories of $27.7 million, which are included in real estate inventories not owned in the accompanying balance sheet.

In addition, the Company participates in two land banking arrangements, which are not VIEs in accordance with Interpretation No. 46, but are consolidated in accordance with SFAS No. 49, Accounting for Product Financing Arrangements, (“FAS 49”). Under the provisions of FAS 49, the Company has determined it is economically compelled, based on certain factors, to purchase the land in the land banking arrangements, and therefore, must record the remaining purchase price of the land of $80.1 million, which is included in real estate inventories not owned and liabilities from inventories not owned in the accompanying balance sheet.

Summary information with respect to the Company’s land banking arrangements is as follows as of December 31, 2008 (dollars in thousands):

Total number of land banking projects	4

Total number of lots	1,054

Total purchase price	$231,448

Balance of lots still under option and not purchased:
Number of lots	605

Purchase price	$107,763

Forfeited deposits (cash and letters of credit) if lots are not purchased	$42,003

Joint Venture Financing

The Company and certain of its subsidiaries are general partners or members in joint ventures involved in the development and sale of residential projects. As described more fully in Critical Accounting Policies—Variable Interest Entities certain joint ventures have been determined to be variable interest entities in which the Company is considered the primary beneficiary. Accordingly, the assets, liabilities and operations of these joint ventures have been consolidated with the Company’s financial statements as of and for the years ended December 31, 2008 and 2007. Because the Company already recognizes its proportionate share of joint venture earnings and losses under the equity method of accounting, the adoption of Interpretation No. 46 did not affect the Company’s consolidated net income. The financial statements of joint ventures in which the Company is not considered the primary beneficiary are not consolidated with the Company’s financial statements. The Company’s investments in unconsolidated joint ventures are accounted for using the equity method because the Company has a 50% or less voting or economic interest (and thus such joint ventures are not controlled by the Company). See Note 2 of “Notes to Consolidated Financial Statements” for condensed combined financial information for the joint ventures whose financial statements have been consolidated with the Company’s financial statements. See Note 6 of “Notes to Consolidated Financial Statements” for condensed combined financial information for the unconsolidated joint ventures. Based upon current estimates, substantially all future development and construction costs incurred by the joint ventures will be funded by the venture partners or from the proceeds of construction financing obtained by the joint ventures.

As of December 31, 2008, the Company’s investment in and advances to unconsolidated joint ventures was $2.8 million and the venture partners’ investment in such joint ventures was $4.6 million. As of December 31, 2008, these joint ventures had repaid all financing from construction lenders.

Assessment District Bonds

In some jurisdictions in which the Company develops and constructs property, assessment district bonds are issued by municipalities to finance major infrastructure improvements and fees. Such financing has been an important part of financing master-planned communities due to the long-term nature of the financing, favorable interest rates when compared to the Company’s other sources of funds and the fact that the bonds are sold, administered and collected by the relevant government entity. As a landowner benefited by the improvements, the Company is responsible for the assessments on its land. When the Company’s homes or other properties are sold, the assessments are either prepaid or the buyers assume the responsibility for the related assessments. See Note 13 of “Notes to Consolidated Financial Statements.”

Cash Flows — Comparison of Years Ended December 31, 2008 and 2007

Net cash provided by operating activities decreased to $80.4 million in the 2008 period from $134.5 million in the 2007 period. The decrease was primarily as a result of (i) a decrease in impairment loss on real estate assets of $95.8 million to $135.3 million in the 2008 period compared to $231.1 million in the 2007 period, (ii) minority equity in loss of $(10.4) million in the 2008 period compared to minority equity in income of $11.1 million in the 2007 period, (iii) gain on retirement of debt of $54.0 million in the 2008 period with no comparable amount in the 2007 period, (iv) income tax benefit of $41.6 million in the 2008 period compared to income tax provision of $32.7 million in the 2007 period, (v) an increase in receivables of $9.6 million in the 2008 period compared to an increase in receivables of $81.4 million in the 2007 period and (vi) net loss of $111.6 million in the 2008 period compared to $349.4 million in the 2007 period.

The decrease in impairment loss on real estate assets is described in “Results of Operations” above. The decrease in minority equity in (loss) income is primarily attributable to a decrease in the number of consolidated joint venture homes closed to 64 homes in the 2008 period from 219 in the 2007 period and an impairment charge on real estate assets in one of the Company’s consolidated joint ventures. In conjunction with the impairment charge, the minority loss allocation was approximately $10.0 million. The gain on retirement of debt is attributable to the repurchase transaction that occurred in October 2008. The details of the transaction are more fully detailed above. The difference between the benefit from income taxes in the 2008 period and the provision for income taxes in the 2007 period are described in detail in Note 11 to “Notes to Consolidated Financial Statements”.

The decrease in receivables is attributable to a decrease in escrow proceeds receivable of $10.6 million during the 2008 period from a balance of $19.2 million as of December 31, 2007 to a balance of $8.6 million as of December 31, 2008, compared to a decrease of $28.1 million during the 2007 period, from a balance of $47.3 million as of December 31, 2006 to a balance of $19.2 million as of December 31, 2007. The large balance as of December 31, 2007 and 2006 was temporary in nature and primarily due to a significant number of homes closed in the last five days of the year of 122 in 2007 and 192 in 2006 where the homes had closed escrow but the Company had not yet received the funds from the escrow and title companies. The entire balance of escrow proceeds receivable at December 31, 2007 and 2006 was collected within the first few days of the following period.

Net cash used in investing activities decreased to $3.3 million in the 2008 period from $8.3 million in the 2007 period. The change was primarily a result of a decrease in investments in and advances to unconsolidated joint ventures of $3.0 million in the 2008 period compared to $7.1 million in the 2007 period.

Net cash used in financing activities decreased to a use of $83.3 million in the 2008 period from $91.8 million in the 2007 period, primarily as a result of minority interest contributions of $1.0 million in the 2008 period compared to distributions of $26.1 million in the 2007 period, offset by a net payments on notes payable of $67.6 million in the 2008 period compared to $65.7 million in the 2007 period.

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

Net cash used in investing activities increased to a use of $8.3 million in the 2007 period from a use of $2.8 million in the 2006 period. The change was primarily as a result of an increase in investments in and advances to unconsolidated joint ventures of $7.1 million in the 2007 period compared to $2.0 million in the 2006 period.

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

Off-Balance Sheet Arrangements

The Company enters into certain off-balance sheet arrangements including joint venture financing, option agreements, land banking arrangements and variable interests in consolidated and unconsolidated entities. These arrangements are more fully described above and in Notes 2, 6 and 13 of “Notes to Consolidated Financial Statements”.

Contractual Obligations

The Company’s contractual obligations consisted of the following at December 31, 2008 (in thousands):

		Payments due by period
Contractual obligations (note 1)	Total	Less than 1 year (2009)	1-3 years (2010-2011)	3-5 years (2012-2013)	More than 5 years (2014 and beyond)
Revolving credit facilities	$74,249	$74,249	$—	$—	$—
Other notes payable(2)	126,235	67,185	56,948	144	1,958
Senior Notes(3)	666,792	43,175	86,350	411,802	125,465
Operating leases	9,273	3,596	4,451	1,226	—
Purchase obligations
Land purchases and option commitments(4)	205,386	35,387	146,086	23,913	—
Project commitments(5)	292,344	231,148	40,797	20,399	—

Total	$1,374,279	$454,740	$334,632	$457,484	$127,423

(1)	The summary of contractual obligations above includes interest on all interest-bearing obligations. Interest on all fixed rate interest-bearing obligations is based on the stated rate and is calculated to the stated maturity date. Interest on all variable rate interest bearing obligations is based on the rates effective as of December 31, 2008 and is calculated to the stated maturity date.

(2)	Amount includes $56.2 million of outstanding construction notes payable related to the East Garrison project. See “Construction Notes Payable” above for further discussion.

(3)	Includes 7 5/8% Senior Notes, 10 3/4% Senior Notes and 7 1/2% Senior Notes combined.

(4)	Represents the Company’s obligations in land purchases, lot option agreements and land banking arrangements. If the Company does not purchase the land under contract, it will forfeit its non-refundable deposit related to the land.

(5)	Represents the Company’s homebuilding project purchase commitments for developing and building homes in the ordinary course of business.

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

Impairment of Real Estate Inventories

The Company accounts for its real estate inventories under Financial Accounting Standards Board Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“Statement No. 144”). Statement No. 144 requires impairment losses to be recorded on real estate inventories when indicators of impairment are present and the undiscounted cash flows estimated to be generated by real estate inventories are less than the carrying amount of such assets. Indicators of impairment include a decrease in demand for housing due to softening market conditions, competitive pricing pressures which reduce the average sales price of homes, which includes sales incentives for homebuyers, slowing sales absorption rates, a decrease in home values in the markets in which the Company operates, significant decreases in gross margins and a decrease in project cash flows for a particular project.

For land and land under development, homes completed and under construction and model homes, the Company estimates expected cash flows at the project level by maintaining current budgets using recent historical information and current market assumptions. The Company updates project budgets and cash flows of each real estate project on a quarterly basis to determine whether the estimated remaining undiscounted future cash flows of the project are more or less than the carrying amount (net book value) of the asset. If the undiscounted cash flows are more than the net book value of the project, then there is no impairment. If the undiscounted cash flows are less than the net book value of the asset, then the asset is deemed to be impaired and is written-down to its fair value.

Fair value represents the amount at which an asset could be bought or sold in a current transaction between willing parties (i.e., other than a forced or liquidation sale). Management determines the estimated fair value of each project by determining the present value of estimated future cash flows at discount rates that are commensurate with the risk of each project. The estimation process involved in determining if assets have been impaired and in the determination of fair value is inherently uncertain because it requires estimates of future revenues and costs, current market yields as well as future events and conditions. As described more fully above in the section entitled “Real Estate Inventories and Cost of Sales”, estimates of revenues and costs are supported by the Company’s budgeting process.

Under the provisions of Statement No. 144, the Company is required to make certain assumptions to estimate undiscounted future cash flows of a project, which include: (i) estimated sales prices, including sales incentives, (ii) anticipated sales absorption rates and sales volume, (iii) project costs incurred to date and the estimated future costs of the project based on the project budget, (iv) the carrying costs related to the time a project is actively selling until it closes the final unit in the project, and (v) alternative strategies including selling the land to a third party or temporarily suspending development on the project. Each project has different assumptions and is based on management’s assessment of the current market conditions that exist in each project location. During the years ended December 31, 2008 and 2007. Interest incurred allocated to each project is included in future cash flows at effective borrowing rates of 7% and 9% for the 2007 and 2008 period, which would yield discount rates of 14% to 20% for the 2007 period and 17% to 23% for the 2008 period.

The assumptions and judgments used by the Company in the estimation process to determine the future undiscounted cash flows of a project and its fair value are inherently uncertain and require a substantial degree of judgment. The realization of the Company’s real estate inventories is dependent upon future uncertain events and market conditions. Due to the subjective nature of the estimates and assumptions used in determining the future cash flows of a project, the continued decline in the current housing market, the uncertainty in the banking and credit markets, actual results could differ materially from current estimates.

These estimates are dependent on specific market or sub-market conditions for each subdivision. While the Company considers available information to determine what it believes to be its best estimates as of the end of a reporting period, these estimates are subject to change in future reporting periods as facts and circumstances change. Local market-specific conditions that may impact these estimates for a subdivision include:

•	historical subdivision results, and actual operating profit, base selling prices and home sales incentives;

•	forecasted operating profit for homes in backlog;

•	the intensity of competition within a market or sub-market, including publicly available home sales prices and home sales incentives offered by our competitors;

•	increased levels of home foreclosures;

•	the current sales pace for active subdivisions;

•	subdivision specific attributes, such as location, availability of lots in the sub-market, desirability and uniqueness of subdivision location and the size and style of homes currently being offered;

•	changes by management in the sales strategy of a given subdivision; and

•	current local market economic and demographic conditions and related trends and forecasts.

These and other local market-specific conditions that may be present are considered by personnel in the Company’s homebuilding divisions as they prepare or update the forecasted assumptions for each subdivision. Quantitative and qualitative factors other than home sales prices could significantly impact the potential for future impairments. The sales objectives can differ among subdivisions, even within a given sub-market. For example, facts and circumstances in a given subdivision may lead the Company to price its homes with the objective of yielding a higher sales absorption pace, while facts and circumstances in another subdivision may lead the Company to price its homes to minimize deterioration in home gross margins, even though this could result in a slower sales absorption pace. Furthermore, the key assumptions included in estimated future undiscounted cash flows may be interrelated. For example, a decrease in estimated base sales price or an increase in home sales incentives may result in a corresponding increase in sales absorption pace. Additionally, a decrease in the average sales price of homes to be sold and closed in future reporting periods for one subdivision that has not been generating what management believes to be an adequate sales absorption pace may impact the estimated cash flow assumptions of a nearby subdivision. Changes in key assumptions, including estimated construction and land development costs, absorption pace, selling strategies or discount rates could materially impact future cash flow and fair value estimates. Due to the number of possible scenarios that would result from various changes in these factors, the Company does not believe it is possible to develop a sensitivity analysis with a level of precision that would be meaningful to an investor.

Management assesses land deposits for impairment when estimated land values are deemed to be less than the agreed upon contract price. The Company considers changes in market conditions, the timing of land purchases, the ability to renegotiate with land sellers the terms of the land option contract in question, the availability and best use of capital, and other factors. If land values are determined to be less than the contract price, the future project will not be purchased. The Company records abandoned land deposits and related pre-acquisition costs to cost of sales-land in the consolidated statement of operations in the period that it is abandoned.

The following table summarizes inventory impairment charges recorded during the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Inventory impairment charges related to:
Land under development and homes completed and under construction	$83,174	$184,719	$39,895
Land held for sale or sold	52,137	46,401	—

Total inventory impairment charges	$135,311	$231,120	$39,895

Number of projects impaired during the year	41	42	13

Number of projects assessed for impairment during the year	84	84	68

These charges were included in impairment loss on real estate assets in the accompanying consolidated statements of operations (See Note 3—Notes to Consolidated Financial Statement for a detail of impairment by segment). The impairment charges recorded during the periods noted above stemmed from lower home prices which were driven by increased incentives and discounts resulting from weakened demand experienced during 2006 through 2008. The Company may incur further impairment on real estate inventories in the future, if the homebuilding industry continues to experience the deteriorating market conditions identified above. In addition, the Company may incur impairments in the future if it is unable to hold its temporarily suspended projects until market conditions improve.

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

Related Party Transactions

See Item 13 and Note 12 of the “Notes to Consolidated Financial Statements” for a description of the Company’s transactions with related parties.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurement and requires prospective application for fiscal years beginning after November 15, 2007 for financial assets and liabilities. The Company does not anticipate the adoption of the remaining provisions of FAS 157 will have a material impact on the Company’s consolidated financial position or results of operations. See Note 8 to “Notes to Consolidated Financial Statements” for further discussion.

In December 2007, the FASB issued SFAS No. 141 (Revised), Business Combinations (“FAS 141R”). FAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed (including intangibles), and any non-controlling interest in the acquired entity. FAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141R is effective for fiscal years beginning after December 15, 2008. The adoption of FAS 141R on January 1, 2009 will require the Company to expense all transaction costs for business combinations. The Company does not expect the adoption of FAS 141R to have a significant impact on the Company’s consolidated financial statements.

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

In December 2008, the FASB issued FASB Staff Position (“FSP”) FAS 140-4 and FIN 46(R)-8, Disclosure by Public Entities (Enterprises) About Transfers of Financial Assets and Interests in Variable Interest Entities. The purpose of the FSP is to promptly improve disclosures by public companies until the pending amendments to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, (“SFAS 140”), and FIN 46R are finalized and approved by the FASB. The FSP amends SFAS 140 to require public companies to provide additional disclosures about transferor’s continuing involvement with transferred financial assets. It also amends FIN 46R by requiring public companies to provide additional disclosures regarding their involvement with variable interest entities. This FSP is effective for the Company’s fiscal year beginning after December 1, 2008. The Company does not expect the FSP to have a material effect on the consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk for changes in interest rates relates to the Company’s floating rate debt with a total outstanding balance at December 31, 2008 of $194.6 million where the interest rate is variable based upon certain bank reference or prime rates. The average prime rate during the year ended December 31, 2008 was 5.09%. If interest rates were to increase by 10%, the estimated impact on the Company’s consolidated financial statements would be an increase to loss before benefit from income taxes of $0.5 million, based on amounts outstanding and rates in effect during the year ended December 31, 2008, but would increase capitalized interest by approximately $0.9 million which would be amortized to cost of sales as home closings occur.

Item 8.    Financial Statements and Supplementary Data

The consolidated financial statements of William Lyon Homes and the reports of the independent registered public accounting firm, listed under Item 15, are submitted as a separate section of this report beginning on page 86 and are incorporated herein by reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures.    An evaluation was performed under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, and solely as a result of the material weakness in internal control over financial reporting described below, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level as of the end of the period covered by this Annual Report. Although the Company’s disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives, there can be no assurance that such disclosure controls and procedures will always achieve their stated goals under all circumstances.

A material weakness is a deficiency, or a combination of deficiencies in internal control over financial reporting, that creates a more than remote likelihood that a material misstatement of interim or annual financial statements will not be prevented or detected on a timely basis. Management has concluded that the following material weakness existed at December 31, 2008.

During the year ended December 31, 2008, the Company reviewed all of its homebuilding projects and land held for development for indicators of impairment, both of which are included in real estate inventories on the Company’s consolidated balance sheets. The Company assesses projects for impairment in accordance with Statement No. 144, Accounting for the Impairment of Long-Lived Assets, which requires impairment losses to be recorded on real estate inventories when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the project are less than the carrying amount. The assumptions and judgments used by the Company in the estimation process to determine the future undiscounted cash flows of a project and its fair value are inherently uncertain and require a substantial degree of judgment. The Company’s assumptions include, but are not limited to: (i) estimated sales prices, including sales incentives, (ii) anticipated sales absorption rates and sales volume, (iii) project costs incurred to date and the estimated future costs of the project, (iv) the carrying costs related to the time a project is actively selling until it closes the final unit in the project, and (v) alternative strategies including selling the land to a third party or temporarily suspending development on the project. Each project has different assumptions and is based on management’s assessment of the current market conditions that exist in each project location.

Controls over the period-end financial reporting process for the validity of assumptions used for the estimated sales price on two projects were not effective. This resulted in a significant additional impairment adjustment to the Company’s consolidated financial statements at December 31, 2008. Specifically, controls were not effective to ensure accounting estimates based on these estimated sales prices were appropriately reviewed, analyzed and challenged by management on a timely basis. This adjustment is appropriately reflected in the Consolidated Financial Statements in this Annual Report on Form 10-K.

The Company is actively engaged in the development of a remediation plan to ensure that the controls related to this material weakness are strengthened and will operate effectively. The Company has prioritized its remediation efforts in this area, with the goal of remediating this material weakness during 2009.

Management’s Annual Report on Internal Control over Financial Reporting.    The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting and has designed internal controls and procedures to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements and related notes in accordance with generally accepted accounting principles. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment, our management concluded that solely as a result of the material weakness in internal control as described above, the Company did not maintain effective internal control over financial reporting as of December 31, 2008.

Changes in Internal Control over Financial Reporting.    There have been no significant changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f)) under the Securities Exchange Act of 1934, as amended) that occurred during the Company’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

This annual report does not include an audit report of the Company’s registered public accounting firm regarding internal control over financial reporting. The Company’s internal controls were not subject to audit by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Information Regarding the Directors of William Lyon Homes

The following table lists the Directors of the Company and provides their respective ages and current positions with the Company as of March 20, 2009. Each director holds office until the Company’s next Annual Meeting and until his successor is duly elected and qualified. Except as described below, there are no family relationships between any director or executive officer and any other director or executive officer of William Lyon Homes. Biographical information for each Director is provided below.

Name	Age	Position
General William Lyon	86	Chairman of the Board of Directors and Chief Executive Officer
William H. Lyon	35	Director, President and Chief Operating Officer
Douglas K. Ammerman (a, b, c)	57	Director
Harold H. Greene (a, b, c)	70	Director
Gary H. Hunt (a, b, c)	60	Director
Alex Meruelo (a, b, c)	46	Director

(a)	Member of the Audit Committee

(b)	Member of the Compensation Committee

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

WILLIAM H. LYON, President and Chief Operating Officer, son of Chairman William Lyon, worked full time with the former William Lyon Homes from November 1997 through November 1999 as an assistant project manager, has been employed by the Company since November 1999 and has been a member of the board of directors since January 25, 2000. Since joining the Company, Mr. Lyon has been employed as an assistant project manager and project manager and has participated in a training program designed to expose him to the many facets of real estate development. From February 2003 until February 2005, he served as the Company’s Director of Corporate Affairs. In February 2005, he was appointed Vice President and Chief Administrative Officer of the Company. Effective on March 1, 2007, Mr. Lyon was appointed as Executive Vice President and Chief Administrative Officer. Effective on March 18, 2009, Mr. Lyon was appointed as President and Chief Operating Officer of the Company. Mr. Lyon received a dual B.S. in Industrial Engineering and Product Design from Stanford University in 1997.

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

GARY H. HUNT joined the board of directors on October 17, 2005. He has more than three decades of experience in government, business, major land use planning and development, as well as governmental and political affairs. Since 2001, Mr. Hunt has been the Managing Partner of California Strategies, LLC, a strategic consulting firm, in Newport Beach, California with offices in Sacramento and Los Angeles. He was also formerly the Executive Vice President and a member of the Board of Directors and the Executive Committee of The Irvine Company, a real estate developer, for which Mr. Hunt worked for 24 years, Mr. Hunt’s career also includes staff and appointed positions with the California State Legislature, U.S. House of Representatives, California Governor Ronald Reagan, and President George W. Bush. He currently serves as Chairman of the California Bay Delta Authority. He also currently serves as a director of Glenair Inc., a manufacturer of electrical connector accessories and as Chairman of the Board of Advisors of Kennecott Land Company, a real estate land developer in Utah. He also serves as the interim Chief Executive Officer of Grubb & Ellis (real estate management).

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

Information Regarding Executive Officers of William Lyon Homes

The executive officers of the Company are chosen annually by the Board of Directors and each holds office until his or her successor is chosen and qualified or until his or her death, resignation or removal. There are no family relationships between any director or executive officer and any other director or executive officer of the Company, except for William Lyon and William H. Lyon, who are father and son. The following table lists the Company’s executive officers and provides their respective ages as of March 20, 2009 and their current positions.

Name	Age	Position
General William Lyon	86	Chairman of the Board of Directors and Chief Executive Officer
William H. Lyon	35	President and Chief Operating Officer
Mary J. Connelly	57	Senior Vice President and Nevada Division President
W. Thomas Hickcox	56	Senior Vice President and Arizona Division President
Michael D. Grubbs	50	Senior Vice President and Chief Financial Officer
W. Douglass Harris	66	Senior Vice President, Corporate Controller and Corporate Secretary
Richard S. Robinson	62	Senior Vice President — Finance
Brian W. Doyle	45	Vice President and Southern California Division President
Gary L.Galindo	45	Vice President and Northern California Division President
Cynthia E. Hardgrave	60	Vice President — Tax and Internal Audit

Officers serve at the discretion of the Board of Directors, subject to rights, if any, under contracts of employment. See “Employment Contracts” in Part III, Item 11. Biographical information for General Lyon and Mr. William H. Lyon is provided above. See “Information Regarding the Directors of William Lyon Homes”.

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

W. DOUGLASS HARRIS, Senior Vice President, Corporate Controller and Corporate Secretary joined The Presley Companies in June 1992 and has served the Company in that capacity since November 1999. Mr. Harris has served as the Corporate Secretary of the Company since October 2002. Previously, Mr. Harris spent seven years with Shapell Industries, Inc., another major California homebuilder, as its Vice President and Corporate Controller. Mr. Harris has been involved with the real estate development and homebuilding industry for more than 30 years. Mr. Harris has announced his intention to retire from the Company effective on April 3, 2009.

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

BRIAN W. DOYLE, Vice President and Southern California Division President, joined the Company in 1999 when it acquired substantially all of the assets of the former William Lyon Homes, where Mr. Doyle had served as Director of Sales and Marketing for the Southern California Division after his hire in November 1997. In January 2006, Mr. Doyle became Vice President and Division Manager for the San Diego Division. In January 2008, Mr. Doyle became Division President for the San Diego/Inland Division. In February 2009, Mr. Doyle became the Southern California Division President. Mr. Doyle has more than 10 years experience in the real estate development and homebuilding industry.

GARY L. GALINDO, Vice President and Northern California Division President, joined the Company in 2003 as Director of Land Acquisition for the Northern California Division. In January 2006, Mr. Galindo became Vice President and Division Manager for the Sacramento Division. In January 2008, Mr. Galindo became the Northern California Division President. Mr. Galindo has more than 10 years experience in the real estate development and homebuilding industry.

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

Section 16(a) Beneficial Ownership Reporting Compliance

During 2008, the Company had no class of equity securities registered under Section 12 of the Securities Exchange Act of 1934. Accordingly, no reports were required to be filed during or with respect to the year ended December 31, 2008 on Form 3, Form 4 and Form 5 by the Company’s directors, officers and 10% stockholders.

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

Bonuses

Near the beginning of each year, the Compensation Committee sets objective performance criteria for the bonuses of named executive officers for that year. Although the Compensation Committee sets the objective performance criteria at the beginning of each year, in practice the objective performance criteria have been essentially the same for the past several years. The Company believes that the virtual uniformity of the objective performance criteria over the past several years has helped to reward productivity and loyalty by stabilizing the goalposts for bonuses over changing economic times. The objective performance criteria which the Compensation Committee has selected correlate each named executive officer’s bonus directly to the Company’s consolidated pre-tax, pre-bonus income (or, in the case of a division president, to his division’s pre-tax, pre-bonus income), thereby directly rewarding performance.

The Company believes that the bonus plan for its named executive officers is similar to the bonus plans at other major homebuilders. Application of the objective performance criteria can produce large bonuses in the event that the Company has (or the relevant division has) high pre-tax, pre-bonus income. The Company believes that large bonuses for its named executive officers are appropriate if the Company has (or the relevant division has) high pre-tax, pre-bonus income, particularly because in recent years the Company has not awarded any options or other equity compensation.

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

Summary Compensation Table

The following table summarizes the annual and long-term compensation during 2008, 2007 and 2006 of the Company’s Principal Executive Officer and Principal Financial Officer and the three additional most highly compensated executive officers whose annual salaries and bonuses exceeded $100,000 in total during the fiscal year ended December 31, 2008 (collectively, the “Named Executive Officers”).

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)		Stock Awards ($)		Option Awards ($)		Non-Equity Incentive Plan Compensation ($)(1)(2)		Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)		All Other Compensation ($)(3)		Total ($)
General William Lyon Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	2008 2007 2006	$1,000,000 1,000,000 1,000,000	$	— — —	$	— — —	$	— — —	$	— — 4,529,730	$	— — —	$	— — —	$1,000,000 1,000,000 5,529,730

Michael D. Grubbs Senior Vice President and Chief Financial Officer (Principal Financial Officer)	2008 2007 2006	225,000 225,000 225,000		187,500 — —		— — —		— — —		— — 754,955		— — —		6,900 6,600 6,600	419,400 231,600 986,555

Douglas F. Bauer Former Director, President and Chief Operating Officer(4)	2008 2007 2006	500,000 500,000 275,000		450,000 — —		— — —		— — —		— — 1,542,893		— — —		6,900 6,600 6,600	956,900 506,600 1,824,493

Thomas J. Mitchell(5) Former Executive Vice President	2008 2007 2006	300,000 225,000 225,000		225,000 — —		— — —		— — —		— — 1,605,000		— — —		6,900 6,600 6,600	531,900 231,600 1,836,600

Mary J. Connelly Senior Vice President and Nevada Region President	2008 2007 2006	225,000 225,000 225,000		187,500 — —		— — —		— — —		— — 412,740		— — —		6,900 6,600 6,600	419,400 231,600 644,340

(1)	Includes amounts which the executive would have been entitled to be paid, but which at the election of the executive were deferred by payment into the Company’s 401(k) plan and deferred compensation plans.

(2)	The 2008 Senior Executive Bonus Plan (the “Plan”) provides that (i) the Chief Executive Officer (“CEO”) and the Chief Operating Officer (“COO) are each eligible to receive a bonus of 3% of the Company’s consolidated pre-tax, pre-bonus income; (ii) the Executive Vice President (“EVP”) is eligible to receive a bonus of ¾ of 1% of the Company’s consolidated pre-tax, pre-bonus income; and (iii) the Chief Financial Officer (“CFO”) is eligible to receive a bonus of ½ of 1% of the Company’s consolidated pre-tax, pre-bonus income. In addition, under the Plan, each Division President is eligible to receive a bonus of 3% of the division’s pre-tax, pre-bonus income, determined after allocation to the division of its allocable portion of corporate general and administrative expenses. Awards under the Plan will be paid over two years, with 75% paid following the determination of the bonus awards, and 25% paid one year later. The amounts payable one year later are conditioned upon continued employment to the date of payment, except in the case of retirement, death or disability. All awards under the Plan will be prorated downward if the sum of all calculated awards under the Plan and the Company’s 2008 bonus plans for other officers and employees of the Company and its subsidiaries would exceed 20% of the Company’s consolidated pre-tax, pre-bonus income. In addition, because the Company’s results of operations were expected to be in a loss position for the year ending December 31, 2008, and thus participants would receive no bonus income in 2008, the Plan provided for a 2008 Bonus Plan for all participants in various management bonus plans. Under this 2008 Bonus Plan, bonus ranges (defined as a percent of salary) are varied based on the level of position but range from a maximum of 25% to 100% of salary for managers. In addition, if the Company determined to apply a multiplier to the bonus percentage established for each participant, a multiplier factor would be established for each participant which would limit the total potential bonus that could be paid to each participant. In 2008 the Company determined not to apply a multiplier to the bonus percentage established for each participant.

(3)	Represents matching contributions made by the Company into each executive’s 401(k) plan account in an amount equal to 3% of each executive’s eligible earnings, up to the maximum permitted. Does not include perquisites or other personal benefits provided to the executive, since the aggregate incremental cost to the Company of such perquisites or other personal benefits provided to the executive is less than $10,000.

(4)	Mr. Bauer resigned his positions as Director and as President and Chief Operating Officer effective on March 18, 2009. Mr. Bauer resigned from the Company effective on March 20, 2009.

(5)	Mr. Mitchell resigned from the Company effective on February 27, 2009.

The Board of Directors approved the Company’s 2008 Senior Executive Bonus Plan (the “Plan”) on February 26, 2008. The Plan provides that the (i) Chief Executive Officer (“CEO”) and the Chief Operating Officer (“COO”) are each eligible to receive a bonus of 3% of the Company’s pre-tax, pre-bonus income; (ii) the Executive Vice President (“EVP”) is eligible to receive a bonus of ¾ of 1% of the Company’s consolidated pre-tax, pre-bonus income; and (iii) the Chief Financial Officer (“CFO”) is eligible to receive a bonus of ½ of 1% of the Company’s consolidated pre-tax, pre-bonus income. In addition, under the Plan, each Division President is eligible to receive a bonus of 3% of the division’s pre-tax, pre-bonus income, determined after allocation to the division of its allocable portion of corporate general and administrative expenses. All other participants under the Plan are eligible to receive bonuses based upon specified percentages of a bonus pool determined as a specified percentage of pre-tax, pre-bonus income. In addition, because the Company’s results of operations were expected to be in a loss position for the year ending December 31, 2008, and thus participants would receive no bonus income in 2008, the Plan provided for a 2008 Bonus Plan for all participants in various management bonus plans. Under this 2008 Bonus Plan, bonus ranges (defined as a percent of salary) are varied based on the level of position but range from a maximum of 25% to 100% of salary for managers. In addition, if the Company determined to apply a multiplier to the bonus percentage established for each participant, a multiplier factor would be established for each participant which would limit the total potential bonus that could be paid to each participant. In 2008 the Company determined not to apply a multiplier to the bonus percentage established for each participant. In addition, the Company’s board of directors has approved a cash bonus plan applicable in 2008 for all of its full-time, salaried employees who are not included in the Company’s 2008 Senior Executive Bonus Plan. All participants under this cash bonus plan are eligible to receive bonuses based upon specified percentages of a bonus pool determined as a specified percentage of pre-tax, pre-bonus income.

The Compensation Committee retains the discretion to increase the bonus of a named executive officer in the event of an extraordinary performance, or decrease it in the case of a substandard performance, and may make this determination on the basis of objective or subjective criteria, including, but not limited to, the pay levels of executives at other major homebuilders.

For the CEO, COO, EVP, CFO, division presidents, executives and managers, awards under bonus plans are generally paid over two years, with 75% paid following the determination of bonus awards, and 25% paid one year later. The deferred amounts would be forfeited in the event of termination for any reason except retirement, death or disability. However, under the 2008 Bonus Plan, 100% of the bonuses awarded for 2008 were paid in January 2009.

Grants of Plan-Based Awards

Options/SAR Grants in Fiscal Year Ended December 31, 2008

No options were granted during 2008 to any director or Named Executive Officer. No options are outstanding as of December 31, 2008.

Option Exercises and Stock Vested Table

No exercises of stock options and no vesting of stock occurred during the fiscal year ended December 31, 2008 by any of the Named Executive Officers. No options are outstanding as of December 31, 2008.

Nonqualified Deferred Compensation Table

The following table sets forth information concerning nonqualified deferred compensation during the fiscal year ended December 31, 2008 for each of the Named Executive Officers.

Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year-End ($)(1)
General William Lyon	$—	$—	$—	$—	$—
Michael D. Grubbs	—	—	—	661,284	—
Douglas F. Bauer	—	—	—	179,519	—
Thomas J. Mitchell	—	—	—	589,885	—
Mary J. Connelly	—	—	—	602,517	—

(1)	The aggregate balance at December 31, 2007 was paid to the Named Executive Officers in cash on January 18, 2008 as a result of the termination of the Company’s Executive Deferred Plans as described above.

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

Employment Contracts, Termination of Employment and Change-in-Control Arrangements

Employees, including executive officers, enter into annual employment agreements which provide that their employment is at-will. The employment agreements with each of General William Lyon, Michael D. Grubbs, Douglas F. Bauer, Thomas J. Mitchell and Mary J. Connelly provide for an annual salary effective January 1, 2009 of $1,000,000, $225,000, $500,000, $300,000 and $225,000 respectively. Each employment agreement also provides for a monthly automobile allowance of $400, except for General William Lyon. The employment agreements do not provide for any severance or other payments on termination of employment, or in connection with a change in control of the Company. Mr. Bauer resigned his positions as Director and as President and Chief Operating Officer effective on March 18, 2009. Mr. Bauer resigned from the Company effective on March 20, 2009. Mr. Mitchell resigned from the Company effective February 27, 2009.

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

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based on that review and discussion, has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Compensation Committee

Gary H. Hunt, Chairman

Douglas K. Ammerman

Harold H. Greene

Alex Meruelo

Director Compensation

In 2008, outside directors received an annual fee of $60,000 per year, payable $15,000 per calendar quarter, and $2,500 for each board meeting attended in person and $1,500 for each meeting attended via teleconference. In addition, the chairperson of the Audit Committee of the Board of Directors received a fee of $10,000 per year, payable $2,500 per calendar quarter, to serve in such capacity, the chairperson of each other committee of the Board of Directors received a fee of $7,500 per year, payable $1,875 per calendar quarter, to serve in such capacity, and other committee members received a fee of $2,000 per year, payable $500 per calendar quarter, per committee for service on committees of the Board of Directors.

In 2009, outside directors will receive an annual fee of $30,000 per year, payable $7,500 per calendar quarter, and $1,250 for each board meeting attended in person. In addition, the chairperson of the Audit Committee of the Board of Directors receives a fee of $5,000 per year, payable $1,250 per calendar quarter, to serve in such capacity, the chairperson of each other committee of the Board of Directors receives a fee of $3,750 per year, payable $938 per calendar quarter, to serve in such capacity, and other committee members receive a fee of $1,000 per year, payable $250 per calendar quarter, per committee for service on committees of the Board of Directors.

The following table sets forth information concerning the compensation of the directors during the fiscal year ended December 31, 2008.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Douglas K. Ammerman	$78,500	—	—	—	—	—	$78,500
Harold H. Greene	86,500	—	—	—	—	—	86,500
Gary H. Hunt	84,000	—	—	—	—	—	84,000
Alex Meruelo	84,000	—	—	—	—	—	84,000

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as to the number of shares of Common Stock beneficially owned as of March 20, 2009. The following table includes information for (a) each person or group that is known to the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (b) each of the directors and nominees of the Company, (c) each Named Executive Officer named in the Summary Compensation Table, and (d) all directors and executive officers of the Company as a group.

	As of March 20, 2009
	Shares Beneficially Owned		Percentage of All Common Stock
General William Lyon(1)	664		66.4%
The William Harwell Lyon 1987 Trust(2)	282		28.2%
The William Harwell Lyon Separate Property Trust(2)	54		5.4%
William H. Lyon(1)	0	(3)	0.00%
Douglas K. Ammerman(1)	0		0.00%
Harold H. Greene(1)	0		0.00%
Gary H. Hunt(1)	0		0.00%
Alex Meruelo(1)	0		0.00%
Michael D. Grubbs(1)	0		0.00%
Thomas J. Mitchell(1)	0		0.00%
Mary J. Connelly	0		0.00%
All directors and executive officers as a group (14 persons)	664	(3)	66.4%

(1)	Stockholder is at the following mailing address: c/o William Lyon Homes, 4490 Von Karman Avenue, Newport Beach, CA 92660.

(2)	Stockholder is at the following mailing address: c/o Richard M. Sherman, Jr., Esq., Irell & Manella LLP, 840 Newport Center Drive, Suite 400, Newport Beach, CA 92660.

(3)	Does not include 282 shares of common stock held by The William Harwell Lyon 1987 Trust or 54 shares of common stock held by The William Harwell Lyon Separate Property Trust, of each of which William H. Lyon is the sole beneficiary. William H. Lyon does not have or share, directly or indirectly, the power to vote or to direct the vote of these shares, and thus, William H. Lyon disclaims beneficial ownership of these shares.

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

As of December 31, 2008, the Company had no securities authorized for issuance under compensation plans.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Sale of Real Estate Project to Affiliate of General William Lyon and William H. Lyon.

On December 27, 2007, the Company sold certain land in San Diego County, California for $12,000,000 in cash to a limited liability company owned indirectly by Frank T. Suryan, Jr. as Trustee for the Suryan Family Trust. Mr. Suryan is Chairman and Chief Executive Officer of Lyon Capital Ventures, a company wholly owned by Frank T. Suryan, Jr., General William Lyon, Chairman and Chief Executive Officer of the Company, and a trust whose sole beneficiary is William H. Lyon, President and Chief Operating Officer of the Company. The Company has received a report from a third-party valuation and financial advisory services firm as to the reasonableness of the sales price in the transaction. Further, the transaction was unanimously approved by all independent members of the Board of Directors. Prior to the sale, the net book value of this land (as reflected on the Company’s financial statements) was approximately $18,737,000 resulting in a loss on the transaction of $6,737,000. In October 2008, in a separately negotiated transaction from the sale of the land to the Company owned indirectly by the Suryan Family Trust (the “Owner”), the Company was contracted by and for the Owner to build apartment units for a contract price of $13,481,000, which includes the Company’s contractor fee of $529,000. As described in footnote 1 – Construction Services, the company accounts for this transaction based on the percentage of completion method, and recorded construction services revenue of $209,000 and construction services costs of $209,000 during the year ended December 31, 2008.

Acquisition of Real Estate Projects from Entities Controlled by General William Lyon and/or William H. Lyon.

On October 26, 2000, the Company’s Board of Directors (with Messrs. William Lyon and William H. Lyon abstaining) approved the purchase of 579 lots for a total purchase price of $12,581,000 from an entity controlled by William Lyon and William H. Lyon. In addition to the purchase price, one-half of the net profits in excess of six percent from the development are to be paid to the seller. As of December 31, 2004, all lots were purchased under this agreement. During the year ended December 31, 2007, $8,305,000 was paid to the seller and a total cumulative amount of $14,015,000 has been paid to the seller as of December 31, 2008.

Purchase of Land from Joint Ventures.

The Company purchased land for a total purchase price of $17,342,000 and $6,221,000 during the years ended December 31, 2007 and 2006, respectively, from certain of its joint ventures.

Agreements with Entities Controlled by General William Lyon and William H. Lyon.

For the years ended December 31, 2008, 2007 and 2006, the Company incurred reimbursable on-site labor costs of $176,000, $224,000 and $133,000, respectively, for providing customer service to real estate projects developed by entities controlled by General William Lyon and William H. Lyon, of which $18,000 and $89,000 was due to the Company at December 31, 2008 and 2007, respectively. In addition, the Company earned fees of $64,000, $90,000 and $98,000, respectively, for tax and accounting services performed for entities controlled by General William Lyon and William H. Lyon during the years ended December 31, 2008, 2007 and 2006.

Rent Paid to a Trust of which William H. Lyon is the Sole Beneficiary.

For the year ended December 31, 2008, the Company incurred charges of $778,000, and for each of the years ended December 31, 2007 and 2006, the Company incurred charges of $755,000 related to rent on the Company’s corporate office, from a trust of which William H. Lyon is the sole beneficiary.

Charges Incurred Related to the Charter and Use of Aircraft.

Effective September 1, 2004, the Company entered into an aircraft consulting and management agreement with an affiliate (the “Affiliate”) of William Lyon to operate and manage the Company’s aircraft. The terms of the agreement provide that the Affiliate shall consult and render its advice and management services to the Company with respect to all functions necessary to the operation, maintenance and administration of the aircraft. The Company’s business plan for the aircraft includes (i) use by Company executives for traveling on Company business to the Company’s divisional offices and other destinations, (ii) charter service to outside third parties and (iii) charter service to General William Lyon personally. Charter services for outside third parties are contracted for at market rates. As compensation to the Affiliate for its management and consulting services under the agreement, the Company pays the Affiliate a fee equal to (i) the amount equal to 107% of compensation paid by the Affiliate for the pilots supplied pursuant to the agreement, (ii) $50 per operating hour for the aircraft and (iii) $9,000 per month for hangar rent. In addition, all maintenance work, inspections and repairs performed by the Affiliate on the aircraft are charged to the Company at the Affiliate’s published rates for maintenance, inspection and repairs in effect at the time such work is completed. The total expenses incurred by the Company and paid to the Affiliate under the agreement amounted to $1,610,000, $1,423,000 and $1,488,000 during the years ended December 31, 2008, 2007 and 2006, respectively.

Effective July 1, 2006, General William Lyon entered into a time sharing agreement (“the Agreement”) with the Company pertaining to his personal use of the aircraft. The agreement calls for General Lyon to reimburse the company for all costs incurred by the Company during his personal flights plus a surcharge on fuel consumption of two times the cost. Pursuant to the Agreement and the rates charged to General Lyon prior to the Agreement, the Company had earned revenue of $368,000, $564,000 and $524,000 for charter services provided to General William Lyon personally, for the years ended December 31, 2008, 2007 and 2006, respectively, of which $16,000 and $337,000 was due to the Company at December 31, 2008 and 2007.

Mortgage Loans.

In 2008, the Company offered home mortgage loans to its employees and directors through its mortgage company subsidiary, William Lyon Financial Services (formerly Duxford Financial, Inc.). These loans were made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. These loans did not involve more than the normal risk of collectability or present other unfavorable features and were sold to investors typically within 7 to 15 days.

Finder’s Fee Agreement.

The Company and Alex Meruelo are parties to an agreement pursuant to which Mr. Meruelo is eligible to receive a finder’s fee based upon the cash distributions received by a subsidiary of the Company from a joint venture development project relating to a portion of the Fort Ord military base in Monterey County, California. The joint venture development project resulted from Mr. Meruelo’s introduction of the Company to Woodman Development Company, LLC (“Woodman”) and the subsequent formation of East Garrison Partners I, LLC (“EGP”) as a joint venture between Woodman and Lyon East Garrison Company I, LLC (“EGC”). The finder’s fee will equal 5% of all net cash distributions distributed by EGP to EGC with respect to EGC’s existing 50% interest in EGP that are in excess of distributions with respect to certain deficit advances, deficit preferred returns, returns of capital and preferred returns on unreturned capital. The calculation of the finder’s fee will be based on net cash distributions received from EGP on land sales and will not be determined on the basis of any revenues, profits or distributions received from any affiliate of EGC for the construction and sale or leasing of residential or commercial buildings on such lots. Mr. Meruelo is not obligated to perform any services for EGC other than the introduction to Woodman. As of December 31, 2008, no amounts had been paid to Mr. Meruelo under this agreement.

Certain Family Relationships.

William H. Lyon, one of the Company’s directors and the President and Chief Operating Officer of the Company, is the son of General William Lyon. General William Lyon is the Company’s Chairman of the Board of Directors and the Chief Executive Officer. In 2008, William H. Lyon received a base salary of $350,000 and a monthly car allowance of $400 from the Company. Mr. Lyon did not receive a bonus in 2008.

Terry A. Connelly, who is Senior Vice President and Director of Operations of the Company’s Nevada Division, is married to Mary J. Connelly, President of the Nevada Division. In 2008, Mr. Connelly received a base salary of $160,000 and a monthly car allowance of $400 from the Company. Mr. Connelly earned a bonus of $80,000 in 2008.

Director Independence.

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

Item 14.    Principal Accountant Fees and Services

The fees for professional services provided by Ernst & Young LLP in fiscal years 2008 and 2007 were:

Type of Fees	2008	2007
Audit Fees	$528,000	$555,500
Audit-Related Fees	36,500	75,500
Tax Fees	95,000	111,500

Total Fees	$659,500	$742,500

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

The Audit Committee considered the compatibility of the provision of other services by Ernst & Young LLP with the maintenance of Ernst & Young LLP’s independence. The Audit Committee approved all audit and non-audit services provided by Ernst & Young LLP in 2008.

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

(3)  Listing of Exhibits:

Exhibit Number	Description
3.1(2)	Certificate of Incorporation of William Lyon Homes, a Delaware corporation.
3.2(1)	Certificate of Ownership and Merger.
3.3(30)	Certificate of Ownership and Merger.
3.4(30)	Certificate of Amendment of Certificate of Incorporation.
3.5(2)	Bylaws of William Lyon Homes, a Delaware corporation.
4.1(19)	Indenture dated as of March 17, 2003 among William Lyon Homes, Inc., the Guarantors (as defined therein), and U.S. Bank National Association, as Trustee (including form of notes and guarantees).
4.2(15)	Supplemental Indenture dated as of December 13, 2004 between Lyon East Garrison Company I, LLC, a California limited liability company, as Guarantor, and U.S. Bank National Association, as Trustee (supplementing the Indenture dated as of March 17, 2003 among William Lyon Homes, Inc., a California corporation, the Guarantors (as defined therein), and U.S. Bank National Association, as Trustee).
4.3(20)	Supplemental Indenture dated as of January 1, 2005 between The Ranch Golf Club, LLC, a California limited liability company, as Guarantor, and U.S. Bank National Association, as Trustee (supplementing the Indenture dated as of March 17, 2003 among William Lyon Homes, Inc., a California corporation, the Guarantors (as defined therein), and U.S. Bank National Association, as Trustee).
4.4(3)	Indenture dated as of February 6, 2004 among William Lyon Homes, Inc., the Guarantors (as defined therein), and U.S. Bank National Association, as Trustee (including form of notes and guarantees).
4.5(15)	Supplemental Indenture dated as of December 13, 2004 between Lyon East Garrison Company I, LLC, a California limited liability company, as Guarantor, and U.S. Bank National Association, as Trustee (supplementing the Indenture dated as of February 6, 2004 among William Lyon Homes, Inc., a California corporation, the Guarantors (as defined therein), and U.S. Bank National Association, as Trustee).

Exhibit Number	Description
4.6(20)	Supplemental Indenture dated as of January 1, 2005 between The Ranch Golf Club, LLC, a California limited liability company, as Guarantor, and U.S. Bank National Association, as Trustee (supplementing the Indenture dated as of February 6, 2004 among William Lyon Homes, Inc., a California corporation, the Guarantors (as defined therein), and U.S. Bank National Association, as Trustee).
4.7(14)	Indenture dated as of November 22, 2004 among William Lyon Homes, Inc., the Guarantors (as defined therein), and U.S. Bank National Association, as Trustee (including form of notes and guarantees).
4.8(15)	Supplemental Indenture dated as of December 13, 2004 between Lyon East Garrison Company I, LLC, a California limited liability company, as Guarantor, and U.S. Bank National Association, as Trustee (supplementing the Indenture dated as of November 22, 2004 among William Lyon Homes, Inc., a California corporation, the Guarantors (as defined therein), and U.S. Bank National Association, as Trustee).
4.9(20)	Supplemental Indenture dated as of January 1, 2005 between The Ranch Golf Club, LLC, a California limited liability company, as Guarantor, and U.S. Bank National Association, as Trustee (supplementing the Indenture dated as of November 22, 2004 among William Lyon Homes, Inc., a California corporation, the Guarantors (as defined therein), and U.S. Bank National Association, as Trustee).
10.1(4)	Master Loan Agreement dated as of August 31, 2000 by and between William Lyon Homes, Inc., a California corporation (“Borrower”) and Guaranty Federal Bank, F.S.B., a federal savings bank organized and existing under the laws of the United States (“Lender”).
10.2(34)	Amended and Restated Master Loan Agreement dated as of January 28, 2008 by and between William Lyon Homes, Inc., a California corporation (“Borrower”) and Guaranty Bank, a federal savings bank organized and existing under the laws of the United States (“Lender”).
10.3(6)	Agreement for First Modification of Deeds of Trust and Other Loan Instruments, dated as of June 8, 2001, by and between William Lyon Homes, Inc., a California corporation, as borrower, and Guaranty Bank, a federal savings bank organized and existing under the laws of the United States (formerly known as “Guaranty Federal Bank, F.S.B.”), as lender.
10.4(5)	Agreement for Second Modification of Deeds of Trust and Other Loan Instruments, dated as of July 23, 2001, by and between William Lyon Homes, Inc., a California corporation, as borrower, and Guaranty Bank, a federal savings bank organized and existing under the laws of the United States (formerly known as “Guaranty Federal Bank, F.S.B.”), as lender.
10.5(5)	Agreement for Third Modification of Deeds of Trust and Other Loan Instruments, dated as of December 19, 2001, by and between William Lyon Homes, Inc., a California corporation, as borrower, and Guaranty Bank, a federal savings bank organized and existing under the laws of the United States (formerly known as “Guaranty Federal Bank, F.S.B.”), as lender.
10.6(5)	Agreement for Fourth Modification of Deeds of Trust and Other Loan Instruments, dated as of May 29, 2002, by and between William Lyon Homes, Inc., a California corporation, as borrower, and Guaranty Bank, a federal savings bank organized and existing under the laws of the United States (formerly known as “Guaranty Federal Bank, F.S.B.”), as lender.
10.7(7)	Agreement for Fifth Modification of Deeds of Trust and Other Loan Agreements, dated as of June 6, 2003, by and between William Lyon Homes, Inc., a California corporation, as borrower, and Guaranty Bank, a federal savings bank organized and existing under the laws of the United States (formerly known as “Guaranty Federal Bank, F.S.B.”), as lender.
10.8(3)	Agreement for Sixth Modification of Deeds of Trust and Other Loan Agreements, dated as of November 14, 2003, by and between William Lyon Homes, Inc., a California corporation, as borrower, and Guaranty Bank, a federal savings bank organized and existing under the laws of the United States (formerly known as “Guaranty Federal Bank, F.S.B.”), as lender.
10.9(12)	Agreement for Seventh Modification of Deeds of Trust and Other Loan Instruments dated as of October 6, 2004 by and between William Lyon Homes, Inc., a California corporation, as borrower, and Guaranty Bank, a federal savings bank organized and existing under the laws of the United States, as lender.

Exhibit Number	Description
10.10(20)	Agreement for Eighth Modification of Deeds of Trust and Other Loan Instruments dated as of October 14, 2005 by and between William Lyon Homes, Inc., a California corporation, as borrower, and Guaranty Bank, a federal savings bank organized and existing under the laws of the United States, as lender.
10.11(29)	Agreement for Ninth Modification of Deeds of Trust and Other Loan Instruments dated as of October 31, 2006 by and between William Lyon Homes, Inc., a California corporation, and Guaranty Bank, a federal savings bank organized and existing under the laws of the United States, as lender.
10.12(37)	Amended and Restated Master Loan Agreement dated as of January 28, 2008 by and between William Lyon Homes, Inc., a California corporation (“Borrower”) and Guaranty Bank, a federal savings bank organized and existing under the laws of the United States (“Lender”).
10.13(40)	First Modification of Amended and Restated Loan Agreement dated as of December 5, 2008, by and between William Lyon Homes, Inc., a California Corporation and Guaranty Bank, a federal savings bank.
10.14(4)	Revolving Line of Credit Loan Agreement (Borrowing Base Loan) by and between California Bank & Trust, a California banking corporation, and William Lyon Homes, Inc., a California corporation, dated as of September 21, 2000.
10.15(16)	Agreement to Modify Loan Agreement, Promissory Note and Deed of Trust, dated as of September 18, 2002, by and between William Lyon Homes, Inc., a California corporation, as borrower, and California Bank & Trust, a California banking corporation, as lender.
10.16(5)	Second Agreement to Modify Loan Agreement, Promissory Note and Deed of Trust, dated as of December 13, 2002, by and between William Lyon Homes, Inc., a California corporation, as borrower, and California Bank & Trust, a California banking corporation, as lender.
10.17(3)	Third Agreement to Modify Loan Agreement, Promissory Note and Deed of Trust, dated as of January 26, 2004, by and between William Lyon Homes, Inc., a California corporation, as borrower, and California Bank & Trust, a California banking corporation, as lender.
10.18(11)	Amended and Restated Revolving Line of Credit Loan Agreement dated September 16, 2004 by and between California Bank & Trust, a California banking corporation, and William Lyon Homes, Inc., a California corporation.
10.19(21)	First Amendment to Amended and Restated Revolving Line of Credit Loan Agreement, dated as of July 19, 2005, by and between William Lyon Homes, Inc. and California Bank & Trust.
10.20(26)	Second Amendment to Amended and Restated Revolving Line of Credit Loan Agreement dated September 16, 2004 by and between California Bank & Trust, a California banking corporation, and William Lyon Homes, Inc., a California corporation.
10.21(34)	Third Amendment to Amended and Restated Revolving Line of Credit Loan Agreement dated as of December 28, 2007, by and between William Lyon Homes, Inc., a California corporation and California Bank & Trust, a California banking corporation.
10.22(34)	Fourth Amendment to Amended and Restated Revolving Line of Credit Loan Agreement dated as of January 17, 2008 by and between William Lyon Homes, Inc., a California corporation and California Bank & Trust, a California banking corporation.
10.23(37)	Fifth Amendment to Amended and Restated Revolving Line of Credit Loan Agreement dated as of May 20, 2008 by and between William Lyon Homes, Inc., a California corporation (“Borrower”), and California Bank & Trust, a California banking corporation (“Lender”).
10.24(38)	Sixth Amendment to Amended and Restated Revolving Line of Credit Loan Agreement dated as of September 17, 2008, by and between William Lyon Homes, Inc., a California corporation and California Bank & Trust, a California Banking Corporation.
10.25(40)	Side Letter Amendment to Amended and Restated Revolving Line of Credit Loan Agreement dated as of December 17, 2008, by and between William Lyon Homes, Inc., a California corporation and California Bank & Trust, a California Banking Corporation.

Exhibit Number	Description
10.26(24)	Mortgage Warehouse Loan and Security Agreement dated June 29, 2006 by and between Duxford Financial, Inc. dba William Lyon Financial Services and/or Bayport Mortgage, L.P. and/or California Pacific Mortgage, L.P., as Borrower and First Tennessee Bank as Lender.
10.27(8)	Credit Agreement dated August 29, 2003 between Duxford Financial, Inc. and Bayport Mortgage, L.P. as Borrower and Guaranty Bank as Lender.
10.28(3)	Amendment No. 1 to Credit Agreement dated as of January 27, 2004 between Duxford Financial, Inc. and Bayport Mortgage, L.P. as Borrower and Guaranty Bank as Lender.
10.29(15)	First Amendment to Credit Agreement dated as of August 27, 2004 between Duxford Financial, Inc. and Bayport Mortgage, L.P. as Borrower and Guaranty Bank as Lender.
10.30(13)	Amendment No. 2 to Credit Agreement dated as of November 15, 2004 between Duxford Financial, Inc. and Bayport Mortgage, L.P. as Borrower and Guaranty Bank as Lender.
10.31(9)	Revolving Line of Credit Loan Agreement, dated as of March 11, 2003, by and among Moffett Meadows Partners, LLC, a Delaware limited liability company, as borrower, and California Bank & Trust, a California banking corporation, and the other financial institutions named therein, as lenders.
10.32(9)	Joinder Agreement to Reimbursement and Indemnity Agreement, entered into as of March 25, 2003, by William Lyon Homes, a Delaware corporation.
10.33(10)	Borrowing Base Revolving Line of Credit Agreement, dated as of June 28, 2004, by and between William Lyon Homes, Inc., a California corporation, and Bank One, NA, a national banking association.
10.34(15)	Modification Agreement, dated as of December 7, 2004, by and between William Lyon Homes, Inc., a California corporation, and JPMorgan Chase Bank, N.A. (successor by merger to Bank One, NA, a national banking association).
10.35(21)	Second Modification Agreement to Borrowing Base Revolving Line of Credit Agreement, dated as of July 14, 2005, between William Lyon Homes, Inc. and JPMorgan Chase Bank, N.A. (successor by merger to Bank One, NA).
10.36(28)	Third Modification Agreement to Borrowing Base Revolving Line of Credit Agreement dated October 23, 2006 by and between William Lyon Homes, Inc., a California corporation and JPMorgan Chase Bank, N.A., a National Banking Association.
10.37(31)	Fifth Modification Agreement to Borrowing Base Revolving Line of Credit Agreement dated November 6, 2007 by and between William Lyon Homes, Inc., a California corporation and JPMorgan Chase Bank, N.A., a national banking association.
10.38(34)	Sixth Modification Agreement to Borrowing Base Revolving Line of Credit Agreement dated February 20, 2008 by and between William Lyon Homes, Inc., a California corporation and JPMorgan Chase Bank, N.A., a national banking association.
10.39(37)	Seventh Modification Agreement to Borrowing Base Revolving Line of Credit Agreement dated as of March 12, 2008 by and between William Lyon Homes, Inc., a California corporation (“Borrower”) and JPMorgan Chase Bank, N.A., a national banking association (“Bank”).
10.40(37)	Eighth Modification Agreement to Borrowing Base Revolving Line of Credit Agreement dated as of June 5, 2008 by and between William Lyon Homes, Inc., a California corporation (“Borrower”) and JPMorgan Chase Bank, N.A., a national banking association (“Bank”).
10.41(39)	Ninth Modification Agreement to Borrowing Base Revolving Line of Credit Agreement dated as of September 25, 2008 by and between William Lyon Homes, Inc., a California Corporation (“Borrower”) and JPMorgan Chase Bank, N.A., a national banking association (“Bank”).
10.42(40)	Tenth Modification Agreement to Borrowing Base Revolving Line of Credit Agreement dated December 19, 2008, by and between JPMorgan Chase Bank, N.A., a national banking association, and William Lyon Homes, Inc., a California Corporation.
10.43(17)	Form of Indemnity Agreement, between William Lyon Homes, a Delaware corporation, and the directors and officers of William Lyon Homes.

Exhibit Number	Description
10.44(17)	Property Management Agreement between Corporate Enterprises, Inc., a California corporation (Owner) and William Lyon Homes, Inc., a California corporation (Manager) dated and effective November 5, 1999.
10.45(17)	Warranty Service Agreement between Corporate Enterprises, Inc., a California corporation and William Lyon Homes, Inc., a California corporation dated and effective November 5, 1999.
10.46(4)	Option Agreement and Escrow Instructions between William Lyon Homes, Inc., a California corporation and Lathrop Investment, L.P., a California limited partnership, dated as of October 24, 2000.
10.47(30)	Description of 2006 Cash Bonus Plan.
10.48(30)	2006 Senior Executive Bonus Plan.
10.49(30)	Description of 2007 Cash Bonus Plan.
10.50(30)	2007 Senior Executive Bonus Plan.
10.51(18)	Standard Industrial/Commercial Single-Tenant Lease – Net between William Lyon Homes, Inc. and a trust of which William H. Lyon is the sole beneficiary.
10.52(5)	The Presley Companies Non-Qualified Retirement Plan for Outside Directors.
10.53(22)	Borrowing Base Revolving Line of Credit Agreement, dated as of February 14, 2006, by and between William Lyon Homes, Inc., a California corporation, and Wachovia Financial Services, Inc, a North Carolina corporation, by and through its Agent, Wachovia Bank, National Association, a national banking association.
10.54(27)	First Amendment to Borrowing Base Revolving Line of Credit Agreement dated September 29, 2006 by and between William Lyon Homes, Inc., a California corporation and Wachovia Bank, National Association, a national banking association.
10.55(34)	Third Amendment to Borrowing Base Revolving Line of Credit Agreement dated January 23, 2008 between William Lyon Homes, Inc., a California corporation and Wachovia Bank, National Association, a national banking association, formerly referenced as Agent for Wachovia Financial Services, Inc., a North Carolina corporation.
10.56(36)	Fourth Amendment to Borrowing Base Revolving Line of Credit Agreement, dated as of May 14, 2008, by and between William Lyon Homes, Inc., a California corporation and Wachovia Bank, National Association.
10.57(40)	Fifth Amendment to Borrowing Base Revolving Line of Credit Agreement, dated as of December 15, 2008, between William Lyon Homes, Inc., a California Corporation, and Whitney Ranch Village 5, LLC, a Delaware limited liability company (individually and collectively as the context may require) and Wachovia Bank, National Association, a national banking association.
10.58(25)	Borrowing Base Revolving Line of Credit Agreement dated as of July 10, 2006 by and between William Lyon Homes, Inc., a California corporation, and California National Bank.
10.59(32)	Extension and Modification Agreement dated as of August 2, 2007 by and between William Lyon Homes, Inc., a California corporation, and California National Bank
10.60(35)	Second Extension and Modification Agreement to Borrowing Base Revolving Line of Credit Agreement dated May 21, 2008 by and between William Lyon Homes, Inc., a California corporation and California National Bank, a national banking association.
10.61(35)	Third Extension and Modification agreement dated May 19, 2008, by and between Circle G at the Church Farm North Joint Venture, LLC, an Arizona limited liability company, and California National Bank, a national banking association.
10.62(40)	Third Modification Agreement dated as of December 23, 2008, by and between William Lyon Homes, Inc., a California Corporation and California National Bank, a national banking association.
10.63(23)	Revolving Line of Credit Loan Agreement dated as of March 8, 2006 by and between William Lyon Homes, Inc., a California corporation, and Comerica Bank.
10.64(34)	Amendment Agreement entered into as of February 28, 2008, by and between William Lyon Homes, Inc., a California corporation and Comerica Bank

Exhibit Number	Description
10.65(39)	Second Amendment Agreement dated as of September 2, 2008, by and between William Lyon Homes, Inc., a California Corporation (“Borrower”), and Comerica Bank (“Lender”).
10.66(40)	Third Amendment Agreement dated as of December 22, 2008, by and between William Lyon Homes, Inc., a California Corporation, and Comerica Bank.
10.67(33)	Loan Agreement dated as of January 30, 2007, by and between East Garrison Partners I, a California limited liability company, and Residential Funding Company, LLC, a Delaware limited liability company.
10.68(33)	Completion Guaranty dated as of January 30, 2007, by and between William Lyon Homes, Inc., a California corporation, and other guarantors in favor of Residential Funding Company, LLC.
10.69(34)	First Amendment to Loan Agreement dated as of February 25, 2008, but effective as of December 31, 2007, by and between East Garrison Partners I, LLC, a California limited liability company, and RFC Construction Funding, LLC, a Delaware limited liability company, as successor in interest to and assignee of Residential Funding Company, LLC., a Delaware limited liability company.
12.1(41)	Statement of computation of ratio of earnings to fixed charges.
21.1(41)	List of Subsidiaries of William Lyon Homes, a Delaware corporation.
31.1(41)	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
31.2(41)	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
32.1(41)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
32.2(41)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Current Report on Form 8-K of William Lyon Homes, a Delaware corporation (the “Company”) filed January 5, 2000 and incorporated herein by this reference.
(2)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-4, and amendments thereto (SEC Registration No. 333-88569), and incorporated herein by this reference.
(3)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.
(4)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 and incorporated herein by this reference
(5)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by this reference.
(6)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by this reference.
(7)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 and incorporated herein by this reference.
(8)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 and incorporated herein by this reference.
(9)	Previously filed as an exhibit to Amendment No. 3 to the Company’s Registration Statement on Form S-4 (File No. 333-114691) filed July 15, 2004 and incorporated herein by this reference.
(10)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by this reference.
(11)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed September 22, 2004 and incorporated herein by this reference.
(12)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed October 18, 2004 and incorporated herein by this reference.

(13)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed November 19, 2004 and incorporated herein by this reference.
(14)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed November 23, 2004 and incorporated herein by this reference.
(15)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (SEC Registration No. 333-121346) filed December 16, 2004 and incorporated herein by this reference.
(16)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 and incorporated herein by this reference.
(17)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by this reference.
(18)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by this reference.
(19)	Previously filed as an exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-4 (SEC Registration No. 333-121346) filed January 10, 2005 and incorporated herein by this reference.
(20)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed November 14, 2005 and incorporated herein by this reference.
(21)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed July 14, 2005 and incorporated herein by this reference.
(22)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.
(23)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed April 3, 2006 and incorporated herein by reference.
(24)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed July 6, 2006 and incorporated herein by reference.
(25)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed August 1, 2006 and incorporated herein by reference.
(26)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed September 27, 2006 and incorporated herein by reference.
(27)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed October 17, 2006 and incorporated herein by reference.
(28)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed October 27, 2006 and incorporated herein by reference.
(29)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed December 11, 2006 and incorporated herein by reference.
(30)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.
(31)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on November 15, 2007 and incorporated herein by reference.
(32)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 6, 2007 and incorporated herein by reference.
(33)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 2, 2007 and incorporated herein by reference.
(34)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.
(35)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on May 28, 2008 and incorporated herein by reference.
(36)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on July 10, 2008 and incorporated herein by reference.
(37)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 and incorporated herein by reference.

(38)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on September 24, 2008 and incorporated herein by reference.
(39)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008 and incorporated herein by reference.
(40)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 5, 2009 and incorporated herein by reference.
(41)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILLIAM LYON HOMES

March 27, 2009	By:	/s/ MICHAEL D. GRUBBS
Michael D. Grubbs
Senior Vice President,
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ WILLIAM LYON William Lyon	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2009

/S/ WILLIAM H. LYON William H. Lyon	Director, President and Chief Operating Officer	March 27, 2009

/S/ DOUGLAS K. AMMERMAN Douglas K. Ammerman	Director	March 25, 2009

/S/ HAROLD H. GREENE Harold H. Greene	Director	March 25, 2009

/S/ GARY H. HUNT Gary H. Hunt	Director	March 25, 2009

/S/ ALEX MERUELO Alex Meruelo	Director	March 25, 2009

/S/ MICHAEL D. GRUBBS Michael D. Grubbs	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 27, 2009

/S/ W. DOUGLASS HARRIS W. Douglass Harris	Senior Vice President, Corporate Controller and Corporate Secretary (Principal Accounting Officer)	March 27, 2009

REQUIRED SCHEDULES

Schedules are omitted as the required information is not present, is not present in sufficient amounts, or is included in the Consolidated Financial Statements or Notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

William Lyon Homes

We have audited the accompanying consolidated balance sheets of William Lyon Homes as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of William Lyon Homes at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

/S/    ERNST & YOUNG LLP

Irvine, California

March 25, 2009

WILLIAM LYON HOMES

CONSOLIDATED BALANCE SHEETS

(in thousands except number of shares and par value per share)

	December 31,
	2008	2007
ASSETS
Cash and cash equivalents — Note 1	$67,017	$73,197
Restricted cash — Note 1	5,079	—
Receivables — Note 4	29,985	39,613
Income tax refunds receivable — Note 11	46,696	5,654
Real estate inventories — Notes 2 and 5
Owned	754,489	1,061,660
Not owned	107,763	144,265
Investments in and advances to unconsolidated joint ventures — Note 6	2,769	4,671
Property and equipment, less accumulated depreciation of $14,124 and $12,093 at December 31, 2008 and 2007, respectively	14,403	16,092
Deferred loan costs	6,264	9,645
Goodwill — Note 1	—	5,896
Other assets	10,378	14,635

	$1,044,843	$1,375,328

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$16,331	$40,890
Accrued expenses	62,987	67,786
Liabilities from inventories not owned	80,079	113,395
Notes payable — Note 7	194,629	266,932
7 5/8% Senior Notes due December 15, 2012 — Note 7	133,800	150,000
10 3/4% Senior Notes due April 1, 2013 — Note 7	218,176	247,553
7 1/2% Senior Notes due February 15, 2014 — Note 7	124,300	150,000

	830,302	1,036,556

Minority interest in consolidated entities — Note 2	43,416	56,009

Commitments and contingencies — Note 13

Stockholders’ equity — Note 9
Common stock, par value $.01 per share; 3,000 shares authorized; 1,000 shares outstanding at December 31, 2008 and 2007	—	—
Additional paid-in capital	48,867	48,867
Retained earnings	122,258	233,896

	171,125	282,763

	$1,044,843	$1,375,328

See accompanying notes.

WILLIAM LYON HOMES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Year Ended December 31,
	2008	2007	2006
Operating revenue
Home sales	$468,452	$1,002,549	$1,478,694
Lots, land and other sales	39,512	102,808	13,527
Construction services — Note 1	18,114	—	—

	526,078	1,105,357	1,492,221

Operating costs
Cost of sales — homes	(439,276)	(873,228)	(1,160,614)
Cost of sales — lots, land and other	(47,599)	(205,603)	(16,524)
Impairment loss on real estate assets — Note 5	(135,311)	(231,120)	(39,895)
Impairment loss on goodwill — Note 1	(5,896)	—	—
Construction services — Note 1	(15,431)	—	—
Sales and marketing	(40,441)	(66,703)	(72,349)
General and administrative	(27,645)	(37,472)	(61,390)
Other	(4,461)	(903)	(6,502)

	(716,060)	(1,415,029)	(1,357,274)

Equity in (loss) income of unconsolidated joint ventures — Note 6	(3,877)	304	3,242

Minority equity in loss (income) of consolidated entities — Note 2	10,446	(11,126)	(16,914)

Operating (loss) income	(183,413)	(320,494)	121,275
Gain on retirement on debt — Note 7	54,044	—	—
Interest expense, net of amounts capitalized — Note 7	(24,440)	—	—
Financial advisory expenses — Note 9	—	—	(3,165)
Other income, net	579	3,744	5,599

(Loss) income before provision for income taxes	(153,230)	(316,750)	123,709
Benefit (provision) for income taxes — Note 11	41,592	(32,658)	(48,931)

Net (loss) income	$(111,638)	$(349,408)	$74,778

See accompanying notes.

WILLIAM LYON HOMES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings
	Shares	Amount			Total

Balance — December 31, 2005	8,652	$86	$35,404	$507,404	$542,894
Income tax benefit from unused recognized built-in losses — Note 11	—	—	4,229	—	4,229
Issuance of common stock upon exercise of stock options and related income tax benefit	50	1	3,493	—	3,494
Elimination of common stock upon merger of WLH Acquisition Corp with and into Company — Note 9	(8,702)	(87)	87	—	—
Surviving common stock upon merger of WLH Acquisition Corp with and into the Company — Note 9	1	—	—	—	—
Net income	—	—	—	74,778	74,778

Balance — December 31, 2006	1	—	43,213	582,182	625,395
Income tax benefit and related interest recognized as the result of the adoption of FIN 48 — Note 11	—	—	5,654	1,122	6,776
Net loss	—	—	—	(349,408)	(349,408)

Balance — December 31, 2007	1	—	48,867	233,896	282,763
Net loss	—	—	—	(111,638)	(111,638)

Balance — December 31, 2008	1	$—	$48,867	$122,258	$171,125

See accompanying notes.

WILLIAM LYON HOMES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2008	2007	2006
Operating activities
Net (loss) income	$(111,638)	$(349,408)	$74,778
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,218	2,460	2,529
Impairment loss on real estate assets	135,311	231,120	39,895
Impairment loss on goodwill	5,896	—	—
Equity in loss (income) of unconsolidated joint ventures	3,877	(304)	(3,242)
Distributions of income from unconsolidated joint ventures	816	—	2,599
Minority equity in (loss) income of consolidated entities	(10,446)	11,126	16,914
Gain on retirement of debt	(54,044)	—	—
State income tax refund credited to additional paid-in capital	—	—	10
Federal income tax refund credited to additional paid-in capital	—	—	1,820
(Benefit) provision for income taxes	(41,592)	32,658	48,931
Net changes in operating assets and liabilities:
Restricted cash	(5,079)	—	—
Receivables	9,628	81,365	23,990
Income tax refunds receivable	550	—	—
Real estate inventories — owned	167,516	174,318	(147,790)
Deferred loan costs	2,501	1,613	1,065
Other assets	4,257	3,113	(20,079)
Accounts payable	(24,559)	(9,469)	(18,734)
Accrued expenses	(4,799)	(44,079)	(112,669)

Net cash provided by (used in) operating activities	80,413	134,513	(89,983)

Investing activities
Investment in and advances to unconsolidated joint ventures	(3,003)	(7,106)	(1,976)
Net cash paid for purchase of partner’s interest in unconsolidated joint venture	—	(1,484)	—
Distributions of capital from unconsolidated joint ventures	212	1,095	—
Purchases of property and equipment	(529)	(766)	(804)

Net cash used in investing activities	(3,320)	(8,261)	(2,780)

Financing activities
Proceeds from borrowings on notes payable	591,427	1,699,700	2,139,789
Principal payments on notes payable	(659,021)	(1,765,368)	(1,981,937)
Net cash paid for repurchase of Senior Notes	(16,718)	—	—
Minority interest contributions (distributions), net	1,039	(26,119)	(79,160)
Common stock issued for exercised options	—	—	434

Net cash (used in) provided by financing activities	(83,273)	(91,787)	79,126

Net (decrease) increase in cash and cash equivalents	(6,180)	34,465	(13,637)
Cash and cash equivalents — beginning of year	73,197	38,732	52,369

Cash and cash equivalents — end of year	$67,017	$73,197	$38,732

See accompanying notes.

WILLIAM LYON HOMES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(in thousands)

	Year Ended December 31,
	2008	2007	2006
Supplemental disclosures of non-cash activities:
Issuance of notes payable for land acquisitions	$—	$—	$20,625

Reduction of notes payable to secure land option agreement	$4,709	$—	$—

Consolidation of other assets and minority interest from variable interest entities	$—	$—	$(8,404)

Net increase in real estate inventories — not owned and liabilities from inventories not owned	$33,316	$18,169	$131,564

Net increase in real estate inventories — not owned and minority interest	$3,186	$38,233	$55,073

Decrease in principal amount of senior notes due to repurchase	$55,182	$—	$—

Income tax benefit credited to additional paid-in capital in connection with stock option exercises and other	$—	$—	$5,459

Net change in assets from previously consolidated joint venture	$—	$2,196	$—

Net change in liabilities from previously consolidated joint venture	$—	$626	$—

Reduction of notes payable and real estate inventories-owned from reconveyance of land to land seller	$—	$10,021	$—

Income tax benefit credited to additional paid-in capital and retained earnings	$—	$6,776	$—

Consolidation of net assets from purchase of partner’s interest in unconsolidated joint venture	$—	$41,778	$—

Consolidation of net liabilities from purchase of partner’s interest in unconsolidated joint venture	$—	$40,294	$—

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

Financial Condition and Liquidity

The ability of the Company to meet its obligations on its indebtedness will depend to a large degree on its future performance which in turn will be subject, in part, to factors beyond its control, such as prevailing economic conditions, either nationally or in regions in which the Company operates, the outbreak of war or other hostilities involving the United States, mortgage and other interest rates, changes in prices of homebuilding materials, weather, the occurrence of events such as landslides, soil subsidence and earthquakes that are uninsurable, not economically insurable or not subject to effective indemnification agreements, availability of labor and homebuilding materials, changes in governmental laws and regulations, the timing of receipt of regulatory approvals and the opening of projects, and the availability and cost of land for future development. The Company cannot be certain that its cash flow will be sufficient to allow it to pay principal and interest on its debt, support its operations and meet its other obligations. If the Company is not able to meet those obligations, it may be required to refinance all or part of its existing debt, sell assets or borrow more money. The Company may not be able to do so on terms acceptable to it, if at all. In addition, the terms of existing or future indentures and credit or other agreements governing the Company’s senior note obligations, revolving credit facilities and other indebtedness may restrict the Company from pursuing any of these alternatives.

Real Estate Inventories and Related Indebtedness

Real estate inventories are carried at cost net of impairment losses, if any. Real estate inventories consist primarily of land deposits, raw land, lots under development, homes under construction, completed homes and model homes of real estate projects. All direct and indirect land costs, offsite and onsite improvements and applicable interest and other carrying charges are capitalized to real estate projects during periods when the project is under development. Land, offsite costs and all other common costs are allocated to land parcels benefited based upon relative fair values before construction. Onsite construction costs and related carrying charges (principally interest and property taxes) are allocated to the individual homes within a phase based upon the relative sales value of the homes. The Company relieves its accumulated real estate inventories through cost of sales for the cost of homes sold. Selling expenses and other marketing costs are expensed in the period incurred. A provision for warranty costs relating to the Company’s limited warranty plans is included in cost of sales and accrued expenses at the time the sale of a home is recorded. The Company generally reserves one

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

percent of the sales price of its homes against the possibility of future charges relating to its one-year limited warranty and similar potential claims. Factors that affect the Company’s warranty liability include the number of homes under warranty, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary. Changes in the Company’s warranty liability during the years ended December 31 are as follows (in thousands):

	December 31,
	2008	2007	2006

Warranty liability, beginning of year	$30,048	$23,364	$20,219
Warranty provision during year	5,040	10,182	14,679
Warranty payments during year	(8,853)	(12,030)	(17,582)
Warranty charges related to pre-existing warranties during year	159	8,532	6,048

Warranty liability, end of year	$26,394	$30,048	$23,364

Interest incurred under the Revolving Credit Facilities, the 7 5/8% Senior Notes, the 10 3/4% Senior Notes, the 7 1/2% Senior Notes and other notes payable, as more fully discussed in Note 7, is capitalized to qualifying real estate projects under development. Any additional interest charges related to real estate projects not under development are expensed in the period incurred. During the year ended December 31, 2008, the Company incurred $24,440,000 of interest expense, due to a decrease in real estate assets which qualify for interest capitalization.

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives ranging from three to fifteen years. Leasehold improvements are stated at cost and are amortized using the straight-line method over the shorter of either their estimated useful lives or term of the lease. As more fully discussed in Note 12, the Company owns an aircraft which is being depreciated using the straight-line method over an estimated useful life of fifteen years.

Deferred Loan Costs

Deferred loan costs are amortized over the term of the applicable loans using a method which approximates the level yield interest method.

Goodwill

The amount paid for business acquisitions over the net fair value of assets acquired and liabilities assumed is reflected as goodwill, which is subject to Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement No. 142”). The Company reviews goodwill for impairment on an annual basis or when indicators of impairment exist. Evaluating goodwill for impairment involves the determination of the fair value of the Company’s reporting units in which the Company has recorded goodwill. A reporting unit is a component of an operating segment for which discrete financial information is available and reviewed by the Company’s management on a regular basis. Inherent in the determination of fair value are judgments and assumptions, including the interpretation of current economic conditions and market valuations.

Due to continued deterioration in market conditions, the Company recorded an impairment charge on goodwill of $5,896,000 during the year ended December 31, 2008. The Company did not incur impairment charges during the years ended December 31, 2007 and 2006.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Construction Services

The Company accounts for construction management agreements using the Percentage of Completion Method in accordance with Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, (“SOP 81-1”). Under SOP 81-1, the Company records revenues and expenses as work on a contract progresses, and based on the percentage of costs incurred to date compared to the total estimated costs of the contract. Based on the provisions of SOP 81-1, the Company has recorded construction services revenues and expenses of $18,114,000 and $15,431,000, respectively, for the year ended December 31, 2008, in the accompanying consolidated statement of operations.

The Company entered into construction management agreements to build and market homes in 5 separate communities. For such services, the Company will receive fees (generally 5 percent of the sales price, as defined) and may, under certain circumstances, receive additional compensation if certain financial thresholds are achieved. In addition, in October 2008, the Company entered into a contract to build apartment units for a related party at a contract price of $13,481,000, which includes the Company’s contractor fee of $529,000. For more information on this agreement, see Note 12.

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

The Company is an issuer of, or subject to, financial instruments with off-balance sheet risk in the normal course of business which exposes it to credit risks. These financial instruments include letters of credit and obligations in connection with assessment district bonds. These off-balance sheet financial instruments are described in more detail in Note 13.

Cash and Cash Equivalents

Short-term investments with a maturity of three months or less when purchased are considered cash equivalents. The Company’s cash and cash equivalents balance exceeds federally insurable limits as of December 31, 2008. The Company monitors the cash balances in its operating accounts and adjusts the cash balances as appropriate; however, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Cash

Restricted cash consists of a deposit made by the Company to a restricted bank account held with the lender of one of the Company’s revolving credit facilities as collateral for the use of a letter of credit provided by such lender.

Earnings Per Common Share

On July 25, 2006, WLH Acquisition Corp., a corporation owned by General William Lyon, Chairman of the Board and Chief Executive Officer of the Company, The William Harwell Lyon 1987 Trust and The William Harwell Lyon Separate Property Trust, was merged with and into the Company, with the Company continuing as the surviving corporation of the merger. Prior to the completion of the merger, General Lyon and the two trusts contributed all the shares of the Company owned by them, which constituted more than 90% of the outstanding shares, to WLH Acquisition Corp. WLH Acquisition Corp. was then merged with and into the Company pursuant to the short-form merger provisions of Delaware law. After the merger, the Company’s capital structure consisted of common stock, par value $.01 per share, 3,000 shares authorized, and 1,000 shares outstanding. The Company will continue as a privately held company, wholly-owned by General Lyon and the two trusts. Because the Company is now a privately held company, no earnings per share information is presented. See Note 9 – Tender Offer and Merger for additional information.

Use of Estimates

The preparation of the Company’s financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities as of December 31, 2008 and 2007 and revenues and expenses for each of the three years in the period ended December 31, 2008. Accordingly, actual results could differ from those estimates.

Impact of New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurement and requires prospective application for fiscal years beginning after November 15, 2007 for financial assets and liabilities. The Company does not anticipate the adoption of the remaining provisions of FAS 157 will have a material impact on the Company’s consolidated financial position or results of operations. See Note 8 for further discussion.

In December 2007, the FASB issued SFAS No. 141 (Revised), Business Combinations (“FAS 141R”). FAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed (including intangibles), and any non-controlling interest in the acquired entity. FAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141R is effective for fiscal years beginning after December 15, 2008. The adoption of FAS 141R on January 1, 2009 will require the company to expense all transaction costs for business combinations. We do not expect the adoption of FAS 141R to have a significant impact on the Company’s consolidated financial statements.

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

In December 2008, the FASB issued FASB Staff Position (“FSP”) FAS 140-4 and FIN 46(R)-8, Disclosure by Public Entities (Enterprises) About Transfers of Financial Assets and Interests in Variable Interest Entities. The purpose of the FSP is to promptly improve disclosures by public companies until the pending amendments to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, (“SFAS 140”), and FIN 46R are finalized and approved by the FASB. The FSP amends SFAS 140 to

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

require public companies to provide additional disclosures about transferor’s continuing involvement with transferred financial assets. It also amends FIN 46R by requiring public companies to provide additional disclosures regarding their involvement with variable interest entities. This FSP is effective for the Company’s fiscal year beginning after December 1, 2008. The FSP will not have a material effect on the Company’s consolidated financial statements.

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

Based on the provisions of Interpretation No. 46, the Company has concluded that under certain circumstances when the Company (i) enters into option agreements for the purchase of land or lots from an entity and pays a non-refundable deposit, (ii) enters into land banking arrangements (see Note 13) or (iii) enters into arrangements with a financial partner for the formation of joint ventures which engage in homebuilding and land development activities, a VIE may be created under condition (ii) (b) or (c) of the previous paragraph. The Company may be deemed to have provided subordinated financial support, which refers to variable interests that will absorb some or all of an entity’s expected losses if they occur. For each VIE created, the Company has computed expected losses and residual returns based on the probability of future cash flows as outlined in Interpretation No. 46. If the Company is determined to be the primary beneficiary of the VIE, the assets, liabilities and operations of the VIE are consolidated with the Company’s financial statements.

At December 31, 2008, 2007 and 2006, certain joint ventures, lot option agreements and land banking arrangements have been determined to be VIEs under Interpretation No. 46 in which the Company is considered the primary beneficiary. Accordingly, the assets, liabilities and operations of all of these joint ventures, lot option agreements and land banking arrangements have been consolidated with the Company’s financial statements as of December 31, 2008 and 2007, and for the three years in the period ended December 31, 2008. Supplemental consolidating financial information of the Company, specifically including information for the joint ventures and land banking arrangements consolidated under Interpretation No. 46, is presented below to allow investors to determine the nature of assets held and the operations of the consolidated entities. Investments in consolidated entities in the financial statements of wholly-owned entities presented below use the equity method of accounting. Consolidated real estate inventories-owned include land deposits under option agreements or land banking arrangements (see Note 13) of $47,033,000 and $57,321,000 at December 31, 2008 and 2007, respectively. As of December 31, 2008, the Company’s remaining total contractual obligations for land purchases and option commitments was approximately $205,386,000.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET BY FORM OF OWNERSHIP

(in thousands)

	December 31, 2008
	Wholly- Owned	Variable Interest Entities Under Interpretation No. 46	Eliminating Entries	Consolidated Total

ASSETS

Cash and cash equivalents	$62,770	$4,247	$—	$67,017
Restricted cash	5,079	—	—	5,079
Receivables	20,696	9,289	—	29,985
Income tax refunds receivable	46,696	—	—	46,696
Real estate inventories
Owned	681,609	72,880	—	754,489
Not owned	80,079	27,684	—	107,763
Investments in and advances to unconsolidated joint ventures	2,769	—	—	2,769
Investments in consolidated entities	7,200	—	(7,200)	—
Other assets	31,045	—	—	31,045
Intercompany receivables	382	375	(757)	—

	$938,325	$114,475	$(7,957)	$1,044,843

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued expenses	$72,367	$6,951	$—	$79,318
Liabilities from inventories not owned	80,079	—	—	80,079
Notes payable	138,478	56,151	—	194,629
7 5/8% Senior Notes due December 15, 2012	133,800	—	—	133,800
10 3/4% Senior Notes due April 1, 2013	218,176	—	—	218,176
7 1/2% Senior Notes due February 15, 2014	124,300	—	—	124,300
Intercompany payables	—	757	(757)	—

Total liabilities	767,200	63,859	(757)	830,302
Minority interest in consolidated entities	—	—	43,416	43,416
Owners’ capital
William Lyon Homes	—	7,200	(7,200)	—
Others	—	43,416	(43,416)	—
Stockholders’ equity	171,125	—	—	171,125

	$938,325	$114,475	$(7,957)	$1,044,843

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET BY FORM OF OWNERSHIP

(in thousands)

	December 31, 2007
	Wholly- Owned	Variable Interest Entities Under Interpretation No. 46	Eliminating Entries	Consolidated Total

ASSETS

Cash and cash equivalents	$64,357	$8,840	$—	$73,197
Receivables	39,608	5	—	39,613
Income tax refunds receivable	5,654	—	—	5,654
Real estate inventories
Owned	906,254	155,406	—	1,061,660
Not owned	113,395	30,870	—	144,265
Investments in and advances to unconsolidated joint ventures	4,671	—	—	4,671
Investments in consolidated entities	52,211	—	(52,211)	—
Other assets	46,268	—	—	46,268
Intercompany receivables	1,853	—	(1,853)	—

	$1,234,271	$195,121	$(54,064)	$1,375,328

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued expenses	$100,039	$8,637	$—	$108,676
Liabilities from inventories not owned	113,395	—	—	113,395
Notes payable	190,521	76,411	—	266,932
7 5/8% Senior Notes due December 15, 2012	150,000	—	—	150,000
10 3/4% Senior Notes due April 1, 2013	247,553	—	—	247,553
7 1/2% Senior Notes due February 15, 2014	150,000	—	—	150,000
Intercompany payables	—	1,853	(1,853)	—

Total liabilities	951,508	86,901	(1,853)	1,036,556
Minority interest in consolidated entities	—	—	56,009	56,009
Owners’ capital
William Lyon Homes	—	52,211	(52,211)	—
Others	—	56,009	(56,009)	—
Stockholders’ equity	282,763	—	—	282,763

	$1,234,271	$195,121	$(54,064)	$1,375,328

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS BY FORM OF OWNERSHIP

(in thousands)

	Year Ended December 31, 2008
	Wholly- Owned	Variable Interest Entities Under Interpretation No. 46	Elimination Entries	Consolidated Total
Operating revenue
Sales	$485,627	$22,337	$—	$507,694
Construction services	18,114	—	—	18,114
Management fees	825	—	(825)	—

	504,566	22,337	(825)	526,078

Operating costs
Cost of sales	(465,851)	(21,849)	825	(486,875)
Impairment loss on real estate assets	(111,737)	(23,574)	—	(135,311)
Impairment loss on goodwill	(5,896)	—	—	(5,896)
Construction services	(15,431)	—	—	(15,431)
Sales and marketing	(38,048)	(2,393)	—	(40,441)
General and administrative	(27,598)	(47)	—	(27,645)
Other	(4,461)	—	—	(4,461)

	(669,022)	(47,863)	825	(716,060)

Equity in loss of unconsolidated joint ventures	(3,877)	—	—	(3,877)

Equity in loss of consolidated entities	(14,967)	—	14,967	—

Minority equity in loss of consolidated entities	—	—	10,446	10,466

Operating loss	(183,300)	(25,526)	25,413	(183,413)
Gain on retirement on debt	54,044	—	—	54,044
Interest expense, net of amounts capitalized	(24,440)	—	—	(24,440)
Other income, net	466	113	—	579

Loss before benefit for income taxes	(152,230)	(25,413)	25,413	(153,230)
Benefit for income taxes	41,592	—	—	41,592

Net loss	$(111,638)	$(25,413)	$25,413	$(111,638)

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3 — Segment Information

The Company operates two principal businesses: Homebuilding and financial services (consisting of mortgage origination and escrow services operations). In accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), the Company has determined that each of its operating divisions and its financial services operations are its operating segments. Corporate is a non-operating segment.

The Company’s homebuilding operations design, construct and sell a wide range of homes designed to meet the specific needs of each of it markets. In accordance with the aggregation criteria defined in SFAS 131, the Company’s homebuilding operating segments have been grouped into four reportable segments: Southern California, consisting of an operating division with operations in Orange, Los Angeles, Riverside, San Bernardino and San Diego counties; Northern California, consisting of an operating division with operations in Contra Costa, Sacramento, Placer, Monterey and Stanislaus counties; Arizona, consisting of an operating division in the Phoenix, Arizona metropolitan area: and Nevada, consisting of an operating division in the Las Vegas, Nevada metropolitan area.

The Company’s mortgage origination operations provide mortgage financing to the Company’s homebuyers in substantially all of the markets in which the Company operates. The Company’s escrow services operations provide escrow processing services to the Company’s homebuyers in substantially all of the markets in which the Company operates. The Company’s financial services segment did not meet the materiality thresholds which would require disclosure for the years ended December 31, 2008, 2007 and 2006, and accordingly, is not separately reported. In addition, the Company’s mortgage origination operations will be discontinued effective March 1, 2009.

Corporate is a non-operating segment that develops and implements strategic initiatives and supports the Company’s operating divisions by centralizing key administrative functions such as finance and treasury, information technology, risk management and litigation, and human resources.

Segment financial information relating to the Company’s homebuilding operations was as follows:

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Homebuilding revenues:
Southern California	$323,446	$780,213	$852,528
Northern California	95,084	102,432	232,100
Arizona	49,187	134,153	208,084
Nevada	58,361	88,559	199,509

Total homebuilding	$526,078	$1,105,357	$1,492,221

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Homebuilding pretax (loss) income:
Southern California	$(79,966)	$(222,849)	$73,309
Northern California	(59,518)	(55,243)	14,040
Arizona	(17,746)	19,639	50,994
Nevada	(37,225)	(46,340)	14,137
Corporate	41,225	(11,957)	(28,771)

Total homebuilding	$(153,230)	$(316,750)	$123,709

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Homebuilding pretax (loss) income includes the following pretax inventory and goodwill impairment charges recorded in the following segments:

	Year Ended December 31, 2008
	Southern California	Northern California	Arizona	Nevada	Total
	(in thousands)
Inventory impairments	$39,925	$51,457	$14,256	$29,673	$135,311
Goodwill impairments	4,831	1,065	—	—	5,896

Total impairments	$44,756	$52,522	$14,256	$29,673	$141,207

	Year Ended December 31, 2007
	Southern California	Northern California	Arizona	Nevada	Total
	(in thousands)
Inventory impairments	$146,625	$40,909	$—	$43,586	$231,120
Goodwill impairments	—	—	—	—	—

Total impairments	$146,625	$40,909	$—	$43,586	$231,120

	Year Ended December 31, 2006
	Southern California	Northern California	Arizona	Nevada	Total
	(in thousands)
Inventory impairments	$12,261	$17,535	$—	$10,099	$39,895
Goodwill impairments	—	—	—	—	—

Total impairments	$12,261	$17,535	$—	$10,099	$39,895

Homebuilding pretax (loss) income includes the following pretax loss on sales of lots, land and other recorded in the following segments:

	Year Ended December 31, 2008
	Southern California	Northern California	Arizona	Nevada	Total
	(in thousands)
Loss on sales of lots, land and other
Operating revenue	$24,721	$14,791	$—	$—	$39,512
Operating costs	(30,780)	(16,036)	(783)	—	(47,599)

Loss on sales of lots, land and other	$(6,059)	$(1,245)	$(783)	$—	$(8,087)

	Year Ended December 31, 2007
	Southern California	Northern California	Arizona	Nevada	Total
	(in thousands)
Gain (loss) on sales of lots, land and other
Operating revenue	$83,559	$—	$19,249	$—	$102,808
Operating costs	(184,607)	(5,649)	(15,004)	(343)	(205,603)

Gain (loss) on sales of lots, land and other	$(101,048)	$(5,649)	$4,245	$(343)	$(102,795)

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2006
	Southern California	Northern California	Arizona	Nevada	Total
	(in thousands)
Gain (loss) on sales of lots, land and other
Operating revenue	$570	$6,970	$2,423	$3,564	$13,527
Operating costs	(8,912)	(3,659)	(1,705)	(2,248)	(16,524)

Gain (loss) on sales of lots, land and other	$(8,342)	$3,311	$718	$1,316	$(2,997)

	December 31,
	2008	2007
	(in thousands)
Homebuilding assets:
Southern California	$393,754	$606,581
Northern California	162,730	260,695
Arizona	193,796	202,483
Nevada	134,146	172,789
Corporate(1)	160,417	132,780

Total homebuilding assets	$1,044,843	$1,375,328

(1)	Comprised primarily of cash and receivables.

Note 4 — Receivables

Receivables consist of the following (in thousands):

	December 31,
	2008	2007
First trust deed mortgage notes receivable, pledged as collateral for revolving mortgage warehouse credit facility	$7,030	$11,971
Escrow proceeds receivable	8,619	19,214
Other receivables	14,336	8,428

	$29,985	$39,613

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5 — Real Estate Inventories and Impairment Loss on Real Estate Assets

Real estate inventories consist of the following (in thousands):

	December 31,
	2008	2007
Inventories owned: (1)
Land deposits	$47,033	$57,321
Land and land under development	477,249	609,023
Homes completed and under construction	146,838	258,161
Model homes	83,369	137,155

Total	$754,489	$1,061,660

Inventories not owned: (2)
Variable interest entities — land banking arrangement	$27,684	$30,870
Other land options contracts	80,079	113,395

Total inventories not owned	$107,763	$144,265

(1)	In 2008, the Company has temporarily suspended all development, sales and marketing activities at thirteen of its projects which are in various stages of development. Management of the Company has concluded that this strategy is necessary under the prevailing market conditions and would allow the Company to market the properties at some future time when market conditions may have improved. The Company has incurred costs related to the thirteen projects of $229,858,000 as of December 31, 2008, of which $128,988,000 is included in Land and land under development, $62,223,000 is included in Homes completed and under construction and $38,647,000 is included in Model homes.
(2)	Includes the consolidation of certain lot option arrangements and land banking arrangements determined to be VIEs under Interpretation No. 46 in which the company is considered the primary beneficiary (See Note 2 above) and the consolidation of a certain land banking arrangement recorded as a product financing arrangement. Amounts are net of deposits.

The Company accounts for its real estate inventories (including land, construction in progress, completed inventory, including models, and inventories not owned) under Financial Accounting Standards Board Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“Statement No. 144”).

Statement No. 144 requires impairment losses to be recorded on real estate inventories when indicators of impairment are present and the undiscounted cash flows estimated to be generated by real estate inventories are less than the carrying amount of such assets. Indicators of impairment include a decrease in demand for housing due to softening market conditions, competitive pricing pressures which reduce the average sales prices of homes including an increase in sales incentives offered to buyers, slowing sales absorption rates, decreases in home values in the markets in which the Company operates, significant decreases in gross margins and a decrease in project cash flows for a particular project.

For land, construction in progress, completed inventory, including model homes, and inventories not owned, the Company estimates expected cash flows at the project level by maintaining current budgets using recent historical information and current market assumptions. The Company updates project budgets and cash flows of each real estate project on a quarterly basis to determine whether the estimated remaining undiscounted future cash flows of the project are more or less than the carrying amount (net book value) of the asset. If the

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

undiscounted cash flows are more than the net book value of the project, then there is no impairment. If the undiscounted cash flows are less than the net book value of the asset, then the asset is deemed to be impaired and is written-down to its fair value.

Fair value represents the amount at which an asset could be bought or sold in a current transaction between willing parties (i.e., other than a forced or liquidation sale). Management determines the estimated fair value of each project by determining the present value of estimated future cash flows at discount rates that are commensurate with the risk of each project. The estimation process involved in determining if assets have been impaired and in the determination of fair value is inherently uncertain because it requires estimates of future revenues and costs, as well as future events and conditions. As described more fully above in the section entitled “Real Estate Inventories and Cost of Sales”, estimates of revenues and costs are supported by the Company’s budgeting process, and are based on recent sales in backlog, pricing required to get the desired pace of sales, pricing of competitive projects, incentives offered by competitors and current estimates of costs of development and construction.

Under the provisions of Statement No. 144, the Company is required to make certain assumptions to estimate undiscounted future cash flows of a project, which include: (i) estimated sales prices, including sales incentives, (ii) anticipated sales absorption rates and sales volume, (iii) project costs incurred to date and the estimated future costs of the project based on the project budget, (iv) the carrying costs related to the time a project is actively selling until it closes the final unit in the project, and (v) alternative strategies including selling the land to a third party or temporarily suspending development at the project. Each project has different assumptions and is based on management’s assessment of the current market conditions that exist in each project location. The Company’s assumptions include moderate absorption increases in certain projects beginning in 2009. In addition, the Company has assumed some moderate reduction in sales incentives in certain projects in certain markets beginning in 2009.

The assumptions and judgments used by the Company in the estimation process to determine the future undiscounted cash flows of a project and its fair value are inherently uncertain and require a substantial degree of judgment. The realization of the Company’s real estate inventories is dependent upon future uncertain events and market conditions. Due to the subjective nature of the estimates and assumptions used in determining the future cash flows of a project, the continued decline in the current housing market, the uncertainty in the banking and credit markets, actual results could differ materially from current estimates.

Management assesses land deposits for impairment when estimated land values are deemed to be less than the agreed upon contract price. The Company considers changes in market conditions, the timing of land purchases, the ability to renegotiate with land sellers the terms of the land option contracts in question, the availability and best use of capital, and other factors. The Company records abandoned land deposits and related preacquisition costs in cost of sales-land in the consolidated statement of operations in the period that it is abandoned.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes inventory impairments recorded during the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Inventory impairments related to:
Land under development and homes completed and under construction	$83,174	$184,719	$39,895
Land held for sale or sold	52,137	46,401	—

Total inventory impairments	$135,311	$231,120	$39,895

Number of projects impaired during the year	41	42	13

Number of projects assessed for impairment during the year	84	84	68

These charges were included in impairment loss on real estate assets in the accompanying consolidated statements of operations (See Note 3 - Notes to Consolidated Financial Statement for a detail of impairment by segment). The impairment charges recorded during the periods noted above stemmed from lower home prices which were driven by increased incentives and discounts resulting from weakened demand experienced during 2006 through 2008. The Company may incur impairment on real estate inventories in the future, if the homebuilding industry continues to experience the deteriorating market conditions identified above.

During 2007 and 2008, in response to the slow-down in the homebuilding industry, the Company entered into certain land sales transactions to improve its liquidity and to reduce its overall debt. On December 26, 2007 and January 7, 2008, the Company entered into ten separate agreements with various affiliates of one of its equity partners (the “Equity Partner Agreements”). Pursuant to the Equity Partner Agreements, the Company agreed to sell to the equity partner affiliates 604 residential lots and 5 model homes in 10 communities in Orange County, San Diego County and Ventura County, California for an aggregate purchase price of $90,650,000 in cash. The purchase and sale of 404 of the residential lots and the 5 model homes closed on December 27, 2007 (for an aggregate consideration of approximately $65,929,000 and the remainder of the residential lots closed on January 9, 2008. Prior to the sale, the collective net book value of these lots (as reflected on the Company’s financial statements) was approximately $210,739,000, resulting in a total loss on the sales transactions of $120,089,000. The loss of $40,282,000 related to the portion of the land sales which closed in January 2008 has been reflected in the Consolidated Statement of Operations as Impairment Losses on Real Estate Assets for the year ended December 31, 2007.

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6 — Investments in and Advances to Unconsolidated Joint Ventures

The Company and certain of its subsidiaries are general partners or members in joint ventures involved in the development and sale of residential projects. The consolidated financial statements of the Company include the accounts of the Company, all majority-owned and controlled subsidiaries and certain joint ventures which have been determined to be variable interest entities in which the Company is considered the primary beneficiary (see Note 2). The financial statements of joint ventures which have not been determined to be variable interest entities in which the Company is considered the primary beneficiary are not consolidated with the Company’s financial statements. The Company’s investments in unconsolidated joint ventures are accounted for using the equity method because the Company has a 50% or less voting or economic interest (and thus such joint ventures are not controlled by the Company). Condensed combined financial information of these unconsolidated joint ventures as of December 31, 2008 and 2007, and for each of the three years in the period ended December 31, 2008 are summarized as follows:

CONDENSED COMBINED BALANCE SHEETS

(In thousands)

	December 31,
	2008	2007
ASSETS
Cash and cash equivalents	$737	$1,912
Real estate inventories	7,676	9,910
Investment in unconsolidated joint venture	—	3,899

	$8,413	$15,721

LIABILITIES AND OWNERS’ CAPITAL
Accounts payable	$250	$294
Accrued expenses	754	—
Notes payable	—	4,991

	1,004	5,285

Owners’ Capital
William Lyon Homes	2,769	4,671
Others	4,640	5,765

	7,409	10,436

	$8,413	$15,721

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED COMBINED STATEMENTS OF INCOME

(In thousands)

	Year Ended December 31,
	2008	2007	2006
Operating revenue
Land sales	$—	$—	$17,046

	—	—	17,046

Operating costs
Cost of sales — land	—	—	(13,315)
Impairment loss on real estate assets	(4,500)	—	—
General and administrative	(843)	(467)	—
Other	—	(743)	(1,579)

	(5,343)	(1,210)	(14,894)

Equity in (loss) income of unconsolidated joint ventures	(2,410)	1,710	5,037

Operating (loss) income	(7,753)	500	7,189
Other income, net	—	108	384

Net (loss) income	$(7,753)	$608	$7,573

Allocation to owners
William Lyon Homes	$(3,877)	$304	$3,786
Others	(3,876)	304	3,787

	$(7,753)	$608	$7,573

Income allocations and cash distributions to the Company are based on predetermined formulas between the Company and the joint venture partners as specified in the applicable partnership or operating agreements. The Company generally receives, after partners’ priority returns and return of partners’ capital, approximately 50% of the profits and cash flows from joint ventures.

As common practice required by commercial lenders, all of the joint ventures that have obtained financing are obligated to repay loans to a level such that they do not exceed certain required loan-to-value or loan-to-cost ratios. Each lender has the right to test the ratios by appraising the property securing the loan at the time. Under the provisions of the loan described above, the joint venture is permitted to borrow an amount equal to the lesser of (1) 75% of the net book value of the property or (2) 75% of the aggregate retail value as determined by lender and subject to an appraisal. Either a decrease in the value of the property securing the loan or an increase in the construction costs could trigger this pay down obligation. The term of the obligation corresponds with the term of the loan and is limited to the outstanding loan balance. If the joint venture were required by the lender to repay loan amounts in order to return the loan balance to the required ratios, the Company is obligated to pay 50% of that amount in accordance with the joint venture operating agreements, which could negatively impact the Company’s liquidity and available capital resources, depending on the severity of the decrease in value or increase in cost. A joint venture had obtained financing from construction lenders which amounted to $4,991,000 at December 31, 2007. In December 2008, the joint venture repaid the loan balance outstanding.

A certain joint venture recorded an impairment loss on real estate assets of $4,500,000 during the year ended December 31, 2008. The Company was allocated its share of the loss of $2,250,000, which is included in the loss on unconsolidated joint ventures in the accompanying consolidated statement of operations.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The joint venture accounts for the impairment of its real estate inventories under Statement No. 144, which requires impairment losses to be recorded on real estate inventories when indicators of impairment are present and the undiscounted cash flows estimated to be generated by real estate inventories are less than the carrying amount of such assets. See Note 5 – “Real Estate Inventories” for further discussion.

Note 7 — Notes Payable and Senior Notes

Notes payable and Senior Notes consist of the following (in thousands):

	December 31,
	2008	2007
Notes payable:
Revolving credit facilities	$72,044	$139,642
Construction notes payable	116,316	115,836
Collateralized mortgage obligations under revolving mortgage warehouse credit facilities, secured by first trust deed mortgage notes receivable	6,269	11,454

	194,629	266,932

Senior Notes:
7 5/8% Senior Notes due December 15, 2012	133,800	150,000
10 3/4% Senior Notes due April 1, 2013	218,176	247,553
7 1/2% Senior Notes due February 15, 2014	124,300	150,000

	476,276	547,553

	$670,905	$814,485

During the year ended December 31, 2008, the Company incurred interest related to the above debt of $66,749,000 and capitalized $42,309,000, resulting in net interest expense of $24,440,000 on the accompanying consolidated statement of operations. During 2008, the real estate assets that qualify for interest capitalization decreased compared to 2007 levels. During the years ended December 31, 2007 and 2006, the Company incurred and capitalized interest relating to the above debt of $76,497,000 and $80,173,000, respectively.

Maturities of the notes payable and Senior Notes are as follows as of December 31, 2008:

Year Ended December 31,	(in thousands)
2009	$100,287
2010	36,498
2011	56,150
2012	218,176
2013	124,300
Thereafter	135,494

$670,905

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7 5/8% Senior Notes

On November 22, 2004, the Company’s 100% owned subsidiary, William Lyon Homes, Inc., a California corporation, (“California Lyon”) closed its offering of $150,000,000 principal amount of 7 5/8% Senior Notes due 2012 (the “7 5/8% Senior Notes”). The notes were issued at par, resulting in net proceeds to the Company of approximately $148,500,000. In October 2008, the Company purchased, in privately negotiated transactions, $16,200,000 principal amount of its outstanding 7 5/8% Senior Notes at a cost of $3,564,000, plus accrued interest. The net gain resulting from the purchase, after giving effect to amortization of related deferred loan costs was $12,516,000. Upon settlement of the transaction, the Company authorized these notes to be cancelled, leaving $133,800,000 in principal outstanding. Interest on the 7 5/8% Senior Notes is payable semi-annually on December 15 and June 15 of each year. Based on the current outstanding principal amount of the 7 5/8% Senior Notes, the Company’s semi-annual interest payments are $5,101,000.

The 7 5/8% Senior Notes are redeemable at the option of California Lyon, in whole or in part, at a redemption price equal to 100% of the principal amount plus a premium declining ratably to par, plus accrued and unpaid interest, if any.

10 3/4% Senior Notes

California Lyon filed a Registration Statement on Form S-3 with the Securities and Exchange Commission for the sale of $250,000,000 of Senior Notes due 2013 (the “10 3/4% Senior Notes”) which became effective on March 12, 2003. The offering closed on March 17, 2003 and was fully subscribed and issued. The notes were issued at a price of 98.493% to the public, resulting in net proceeds to the Company of approximately $246,233,000. The purchase price reflected a discount to yield 11% under the effective interest method and the notes have been reflected net of the unamortized discount in the accompanying consolidated balance sheet. In October 2008, the Company purchased, in privately negotiated transactions, $30,000,000 principal amount of its outstanding 10 3/4% Senior Notes at a cost of $7,500,000, plus accrued interest. The net gain resulting from the purchase, after giving effect to amortization of related deferred loan costs and unamortized discount costs was $21,799,000. Upon settlement of the transaction, the Company authorized these notes to be cancelled, leaving $220,000,000 in principal outstanding. Interest on the 10 3/4% Senior Notes is payable on April 1 and October 1 of each year. Based on the current outstanding principal amount of the 10 3/4% Senior Notes, the Company’s semi-annual interest payments are $11,825,000.

The 10 3/4% Senior Notes are redeemable at the option of California Lyon, in whole or in part, at a redemption price equal to 100% of the principal amount plus a premium declining ratably to par, plus accrued and unpaid interest, if any.

7 1/2% Senior Notes

On February 6, 2004, California Lyon closed its offering of $150,000,000 principal amount of 7 1/2% Senior Notes due 2014 (the “7 1/2% Senior Notes”). The notes were issued at par, resulting in net proceeds to the Company of approximately $147,600,000. In October 2008, the Company purchased, in privately negotiated transactions, $25,700,000 principal amount of its outstanding 7 1/2% Senior Notes at a cost of $5,654,000, plus accrued interest. The net gain resulting from the purchase, after giving effect to amortization of related deferred loan costs was $19,728,000. Upon settlement of the transaction, the Company authorized these notes to be cancelled, leaving 124,300,000 in principal outstanding. Interest on the 7 1/2% Senior Notes is payable on February 15 and August 15 of each year. Based on the current outstanding principal amount of 7 1/2% Senior Notes the Company’s semi-annual interest payments are $4,661,000.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Generally, the 7 1/2% Senior Notes were not redeemable prior to February 15, 2009. Thereafter, the 7 1/2% Senior Notes are redeemable at the option of California Lyon, in whole or in part, at a redemption price equal to 100% of the principal amount plus a premium declining ratably to par, plus accrued and unpaid interest, if any.

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

If the Company’s consolidated tangible net worth falls below $75,000,000 million for any two consecutive fiscal quarters, California Lyon will be required to make an offer to purchase up to 10% of each class of Senior Notes originally issued at a purchase price equal to 100% of the principal amount, plus accrued and unpaid interest, if any.

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING BALANCE SHEET

December 31, 2008

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company

ASSETS
Cash and cash equivalents	$—	$59,285	$2,898	$4,834	$—	$67,017
Restricted cash	—	5,079	—	—	—	5,079
Receivables	—	13,081	7,615	9,289	—	29,985
Income tax refunds receivable	—	46,696	—	—	—	46,696
Real estate inventories
Owned	—	681,609	—	72,880	—	754,489
Not owned	—	107,763	—	—	—	107,763
Investments in and advances to unconsolidated joint ventures	—	2,769	—	—	—	2,769
Property and equipment, net	—	2,264	12,139	—	—	14,403
Deferred loan costs	—	6,264	—	—	—	6,264
Other assets	—	9,139	1,239	—	—	10,378
Investments in subsidiaries	171,125	7,677	—	—	(178,802)	—
Intercompany receivables	—	—	195,801	375	(196,176)	—

	$171,125	$941,626	$219,692	$87,378	$(374,978)	$1,044,843

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$—	$9,078	$294	$6,959	$—	$16,331
Accrued expenses	—	61,625	1,260	102	—	62,987
Liabilities from inventories not owned	—	80,079	—	—	—	80,079
Notes payable	—	132,209	6,269	56,151	—	194,629
7 5/8% Senior Notes	—	133,800	—	—	—	133,800
10 3/4% Senior Notes	—	218,176	—	—	—	218,176
7 1/2% Senior Notes	—	124,300	—	—	—	124,300
Intercompany payables	—	195,419	—	757	(196,176)	—

Total liabilities	—	954,686	7,823	63,969	(196,176)	830,302
Minority interest in consolidated entities	—	—	—	—	43,416	43,416
Stockholders’ equity (deficit)	171,125	(13,060)	211,869	23,409	(222,218)	171,125

	$171,125	$941,626	$219,692	$87,378	$(374,978)	$1,044,843

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING BALANCE SHEET

December 31, 2007

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company

ASSETS
Cash and cash equivalents	$—	$55,412	$6,931	$10,854	$—	$73,197
Receivables	—	26,691	12,901	21	—	39,613
Income tax refunds receivable	—	5,654	—	—	—	5,654
Real estate inventories
Owned	—	897,880	—	163,780	—	1,061,660
Not owned	—	144,265	—	—	—	144,265
Investments in and advances to unconsolidated joint ventures	—	4,671	—	—	—	4,671
Property and equipment, net	—	2,592	13,500	—	—	16,092
Deferred loan costs	—	9,645	—	—	—	9,645
Goodwill	—	5,896	—	—	—	5,896
Other assets	—	12,243	2,392	—	—	14,635
Investments in subsidiaries	282,763	67,430	8,693	—	(358,886)	—
Intercompany receivables	—	—	192,714	4,075	(196,789)	—

	$282,763	$1,232,379	$237,131	$178,730	$(555,675)	$1,375,328

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$—	$33,028	$391	$7,471	$—	$40,890
Accrued expenses	—	62,125	3,493	2,168	—	67,786
Liabilities from inventories not owned	—	113,395	—	—	—	113,395
Notes payable	—	179,067	11,454	76,411	—	266,932
7 5/8% Senior Notes	—	150,000	—	—	—	150,000
10 3/4% Senior Notes	—	247,553	—	—	—	247,553
7 1/2% Senior Notes	—	150,000	—	—	—	150,000
Intercompany payables	—	196,678	—	111	(196,789)	—

Total liabilities	—	1,131,846	15,338	86,161	(196,789)	1,036,556
Minority interest in consolidated entities	—	—	—	—	56,009	56,009
Stockholders’ equity	282,763	100,533	221,793	92,569	(414,895)	282,763

	$282,763	$1,232,379	$237,131	$178,730	$(555,675)	$1,375,328

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

Year Ended December 31, 2008

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$437,038	$48,589	$22,337	$—	$507,964
Management fees	—	18,114	—	—	—	18,114
Construction services	—	825	—	—	(825)	—

	—	455,977	48,589	22,337	(825)	526,078

Operating costs
Cost of sales	—	(421,620)	(44,231)	(21,849)	825	(486,875)
Impairment loss on real estate assets	—	(111,737)	—	(23,574)	—	(135,311)
Impairment loss on goodwill	—	(5,896)	—	—	—	(5,896)
Construction services	—	(15,431)	—	—	—	(15,431)
Sales and marketing	—	(34,815)	(3,233)	(2,393)	—	(40,441)
General and administrative	—	(27,176)	(422)	(47)	—	(27,645)
Other	—	(4,404)	(57)	—	—	(4,461)

	—	(621,079)	(47,943)	(47,863)	825	(716,060)

Equity in loss of unconsolidated joint ventures	—	(3,877)	—	—	—	(3,877)

Loss from subsidiaries	(111,638)	(7,552)	(8,693)	—	127,883	—

Minority equity in loss of consolidated entities	—	—	—	—	10,446	10,446

Operating loss	(111,638)	(176,531)	(8,047)	(25,526)	138,329	(183,413)
Gain on retirement of debt	—	54,044	—	—	—	54,044
Interest expense, net of amounts capitalized	—	(24,440)	—	—	—	(24,440)
Other income (expense), net	—	2,050	(1,593)	122	—	579

Loss before benefit for income taxes	(111,638)	(144,877)	(9,640)	(25,404)	138,329	(153,230)
Benefit from income taxes	—	41,592	—	—	—	41,592

Net loss	$(111,638)	$(103,285)	$(9,640)	$(25,404)	$138,329	$(111,638)

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2008

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company

Operating activities:
Net loss	$(111,638)	$(103,285)	$(9,640)	$(25,404)	$138,329	$(111,638)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	—	745	1,473	—	—	2,218
Impairment loss on real estate assets	—	111,737	—	23,574	—	135,311
Impairment loss on goodwill	—	5,896	—	—	—	5,896
Equity in loss of unconsolidated joint ventures	—	3,877	—	—	—	3,877
Distributions of income from unconsolidated joint ventures	—	816	—	—	—	816
Equity in loss of subsidiaries	111,638	7,552	8,693	—	(127,883)	—
Gain on retirement of debt	—	(54,044)	—	—	—	(54,044)
Minority equity in loss of consolidated entities	—	—	—	—	(10,446)	(10,446)
Benefit from income taxes	—	(41,592)	—	—	—	(41,592)
Net changes in operating assets and liabilities:
Restricted cash	—	(5,079)	—	—	—	(5,079)
Receivables	—	13,610	5,286	(9,268)	—	9,628
Income tax refund receivable	—	550	—	—	—	550
Real estate inventories-owned	—	104,899	—	62,617	—	167,516
Deferred loan costs	—	2,501	—	—	—	2,501
Other assets	—	3,104	1,153	—	—	4,257
Accounts payable	—	(23,950)	(97)	(512)	—	(24,559)
Accrued expenses	—	(500)	(2,233)	(2,066)	—	(4,799)

Net cash provided by operating activities	—	26,837	4,635	48,941	—	80,413

Investing activities:
Net change in investments in and advances to unconsolidated joint ventures	—	(3,003)	—	—	—	(3,003)
Distributions of capital from unconsolidated joint venture	—	212	—	—	—	212
Purchases of property and equipment	—	(417)	(112)	—	—	(529)
Investment in subsidiaries	—	52,201	—	—	(52,201)	—
Advances to affiliates	—	(10,308)	—	—	10,308	—

Net cash provided by (used in) investing activities	—	38,685	(112)	—	(41,893)	(3,320)

Financing activities:
Proceeds from borrowings on notes payable	—	312,094	279,333	—	—	591,427
Principal payments on notes payable	—	(358,952)	(284,518)	(15,551)	—	(659,021)
Net cash paid for repurchase of senior notes	—	(16,718)	—	—	—	(16,718)
Minority interest contributions, net	—	—	—	—	1,039	1,039
Intercompany receivables/payables	—	1,927	(3,087)	4,346	(3,186)	—
Advances to affiliates	—	—	(284)	(43,756)	44,040	—

Net cash used in financing activities	—	(61,649)	(8,556)	(54,961)	41,893	(83,273)

Net increase (decrease) in cash and cash equivalents	—	3,873	(4,033)	(6,020)	—	(6,180)
Cash and cash equivalents at beginning of year	—	55,412	6,931	10,854	—	73,197

Cash and cash equivalents at end of year	$—	$59,285	$2,898	$4,834	$—	$67,017

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2007

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company

Operating activities:
Net (loss) income	$(349,408)	$(354,166)	$19,602	$16,507	$318,057	$(349,408)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	1,002	1,458	—	—	2,460
Impairment loss on real estate assets	—	231,120	—	—	—	231,120
Equity in (income) loss of unconsolidated joint ventures	—	(676)	372	—	—	(304)
Equity in earnings (loss) of subsidiaries	349,408	(20,034)	(191)	—	(329,183)	—
Minority equity in income of consolidated entities	—	—	—	—	11,126	11,126
Provision for income taxes	—	32,645	—	13	—	32,658
Net changes in operating assets and liabilities:
Receivables	—	30,880	49,273	1,212	—	81,365
Real estate inventories-owned	—	153,234	1,846	19,238	—	174,318
Deferred loan costs	—	1,613	—	—	—	1,613
Other assets	—	2,819	294	—	—	3,113
Accounts payable	—	(2,040)	(693)	(6,736)	—	(9,469)
Accrued expenses	—	(42,357)	(3,705)	1,983	—	(44,079)

Net cash provided by operating activities	—	34,040	68,256	32,217	—	134,513

Investing activities:
Net change in investments in and advances to unconsolidated joint ventures	—	(5,639)	(372)	—	—	(6,011)
Net cash paid for purchase of partner’s interest in unconsolidated joint venture	—	(1,484)	—	—	—	(1,484)
Purchases of property and equipment	—	(143)	(623)	—	—	(766)
Investment in subsidiaries	—	29,885	—	—	(29,885)	—
Advances (to) from affiliates	—	(27,967)	—	—	27,967	—

Net cash used in investing activities	—	(5,348)	(995)	—	(1,918)	(8,261)

Financing activities:
Proceeds from borrowings on notes payable	—	894,199	799,498	6,003	—	1,699,700
Principal payments on notes payable	—	(917,965)	(847,403)	—	—	(1,765,368)
Minority interest (distributions) contributions, net	—	—	—	—	(26,119)	(26,119)
Intercompany receivables/payables	—	38,233	(22,731)	(648)	(14,854)	—
Advances (to) from affiliates	—	—	(916)	(41,975)	42,891	—

Net cash provided by (used in) financing activities	—	14,467	(71,552)	(36,620)	1,918	(91,787)

Net increase (decrease) in cash and cash equivalents	—	43,159	(4,291)	(4,403)	—	34,465
Cash and cash equivalents at beginning of year	—	12,253	11,222	15,257	—	38,732

Cash and cash equivalents at end of year	$—	$55,412	$6,931	$10,854	$—	$73,197

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2006

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company

Operating activities:
Net income	$74,778	$68,800	$53,838	$35,425	$(158,063)	$74,778
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	881	1,648	—	—	2,529
Equity in (income) loss of unconsolidated joint ventures	—	(4,032)	790	—	—	(3,242)
Distributions of income from unconsolidated joint ventures	—	841	1,758	—	—	2,599
Minority equity in income of consolidated entities	—	—	—	—	16,914	16,914
Equity in (earnings) loss of subsidiaries	(74,778)	(66,411)	40	—	141,149	—
Impairment loss on real estate asset	—	39,895	—	—	—	39,895
State income tax refund credited to additional paid in capital	—	10	—	—	—	10
Federal income tax refund credited to additional paid in capital	—	1,820	—	—	—	1,820
Provision for income taxes	—	48,921	—	10	—	48,931
Net changes in operating assets and liabilities:
Receivables	—	19,421	(9,607)	14,176	—	23,990
Real estate inventories owned	—	(153,824)	(1,190)	7,224	—	(147,790)
Real estate inventories not owned	—	67,793	—	—	—	67,793
Deferred loan costs	—	1,065	—	—	—	1,065
Other assets	—	(19,656)	(423)	—	—	(20,079)
Accounts payable	—	(12,883)	328	(6,179)	—	(18,734)
Accrued expenses	—	(108,845)	948	(4,772)	—	(112,669)

Net cash (used in) provided by operating activities	—	(116,204)	48,130	45,884	—	(22,190)

Investing activities:
Net change in investment in unconsolidated joint ventures	—	(862)	(1,114)	—	—	(1,976)
Purchases of property and equipment	—	(1,246)	442	—	—	(804)
Investments in subsidiaries	—	77,384	1,790	—	(79,174)	—
Advances (to) from affiliates	(434)	(45,084)	—	—	45,518	—

Net cash (used in) provided by investing activities	(434)	30,192	1,118	—	(33,656)	(2,780)

Financing activities:
Proceeds from borrowings on notes payable	—	1,262,858	822,673	54,258	—	2,139,789
Principal payments on notes payable	—	(1,170,807)	(811,130)	—	—	(1,981,937)
Minority interest distributions, net	—	(12,720)	—	(134,233)	—	(146,953)
Common stock issued for exercised stock options	434	—	—	—	—	434
Intercompany receivables/payables	—	—	(56,453)	3,267	53,186	—
Advances (to) from affiliates	—	—	197	19,333	(19,530)	—

Net cash provided by (used in) financing activities	434	79,331	(44,713)	(57,375)	(33,656)	11,333

Net (decrease) increase in cash and cash equivalents	—	(6,681)	4,535	(11,491)	—	(13,637)
Cash and cash equivalents at beginning of year	—	18,934	6,687	26,748	—	52,369

Cash and cash equivalents at end of year	$—	$12,253	$11,222	$15,257	$—	$38,732

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2008, the Company had approximately $119,589,000 of secured indebtedness, (excluding approximately $75,040,000 of secured indebtedness of consolidated entities) and approximately $37,806,000 of additional secured indebtedness available to be borrowed under the Company’s credit facilities, as limited by the Company’s borrowing base formulas.

Revolving Credit Facilities

As of December 31, 2008, the Company has six revolving credit facilities which have an aggregate maximum loan commitment of $185,000,000, with maturities at various dates as follows:

Loan Commitment Amount (in thousands)	Balance Outstanding at December 31, 2008 (in thousands)	Undrawn Availability at December 31, 2008 (in thousands)	Initial Maturity Date(1)
$ 30,000	$8,000	$6,400	April 2009
40,000	24,800	8,400	May 2009(2)
25,000	8,200	4,100	May 2009
30,000	15,700	6,100	June 2009
30,000	3,100	11,600	July 2009
30,000	12,200	1,200	September 2009(3)

$185,000	$72,000	$ 37,800

(1)	After the initial maturity date, additional advances may be obtained to complete previously approved projects subject to all other requirements for advances under the borrowing base. Repayments of borrowed amounts are required at the time a sold house closes escrow or at the time a house must be removed from the borrowing base. The final maturity date would generally be twelve to twenty-four months after the initial maturity date.
(2)	In March 2009, the commitment amount of this facility was reduced to $30,000,000 and the initial maturity date was extended to December 2009.
(3)	In March 2009, the commitment amount of this facility was reduced to $20,000,000.

The Company is required to comply with a number of covenants, the most restrictive of which require the Company to maintain:

•	A tangible net worth, as defined, of $90,000,000; and

•	Minimum liquidity, as defined, of at least $30,000,000.

As of and for the year ending December 31, 2008, the Company is in compliance with the covenants under its revolving credit facilities. Effective January 1, 2010, the Company will be required to maintain a ratio of total liabilities to tangible net worth, as defined in each credit facility.

If market conditions continue to deteriorate, the financial covenants contained in the Company’s Revolving Credit Facilities will continue to be negatively impacted. Under these circumstances, the lenders under the Revolving Credit Facilities would need to provide the Company with additional covenant relief if the Company is to avoid future noncompliance with these financial covenants. If the Company is unable to obtain requested covenant relief or is unable to obtain a waiver for any covenant non-compliance, the Company could be prohibited from making further borrowings under the Revolving Credit Facilities and the Company’s obligation to repay indebtedness under the Revolving Credit Facilities and the Senior Notes could be accelerated. The Company can give no assurance that in such an event, the Company would have, or be able to obtain, sufficient funds to pay all debt that the Company would be required to repay.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s covenant compliance for the Revolving Credit Facilities at December 31, 2008 is detailed in the table set forth below:

Covenant and Other Requirements	Actual at December 31, 2008	Covenant Requirements at December 31, 2008
	(Dollars in millions)
Tangible Net Worth (1)	$164.9	≥ $90.0
Minimum Liquidity	$104.8	≥ $30.0

(1)	Tangible Net Worth was calculated based on the stated amount of stockholders’ equity less intangible assets of $6.3 million as of December 31, 2008.

The revolving credit facilities have similar characteristics. The Company may borrow amounts, subject to applicable borrowing base and concentration limitations, as defined. Typically, during the last year of the term of each facility, the commitment amount will decrease ratably until the commitment under each facility is reduced to zero by the final maturity date, as defined in each respective agreement.

Availability under each credit facility is subject not only to the maximum amount committed under the respective facility, but also to both various borrowing base and concentration limitations. The borrowing base limits lender advances to certain agreed percentages of asset value. The allowed percentage generally increases as the asset progresses from land under development to residence subject to contract of sale. Advances for each type of collateral become due in whole or in part, subject to possible re-borrowing, and/or the collateral becomes excluded from the borrowing base, after a specified period or earlier upon sale. Concentration limitations further restrict availability under the credit facilities. The effect of these borrowing base and concentration limitations essentially is to mandate minimum levels of the Company’s investment in a project, with higher percentages of investment required at earlier phases of a project, and with greater absolute dollar amounts of investment required as a project progresses. Each revolving credit facility is secured by deeds of trust on the real property and improvements thereon owned by the Company in the subdivision project(s) approved by the respective lender, as well as pledges of all net sale proceeds, related contracts and other ancillary property. Also, each credit facility includes financial covenants, which may limit the amount that may be borrowed thereunder. Outstanding advances bear interest at various rates, determined by adding an interest rate spread to LIBOR or the prime rate, as defined. Certain facilities have an interest rate floor of 5.5%. As of December 31, 2008, $72,044,000 was outstanding under these credit facilities, with a weighted-average interest rate of 5.12%, and the undrawn availability was $37,806,000 as limited by the Company’s borrowing base formulas. Interest on the revolving credit facilities is calculated on the average, outstanding daily balance and is paid following the end of each month. During the year ended December 31, 2008, the Company borrowed $291,849,000 and repaid $359,446,000 under these facilities. The maximum amount outstanding was $170,583,000 and the weighted average borrowings were $123,641,000 during the year ended December 31, 2008. Interest incurred on the revolving credit facilities for the year ended December 31, 2008 was $6,728,000. The Company routinely borrows under its revolving credit facilities in the ordinary course of business within the maximum aggregate loan commitment amounts to fund its operations, including its land acquisition and home building activities, and repays such borrowings, as required by the credit facilities, with the net proceeds from sales of the real property, including homes, which secure the applicable credit facility.

These facilities include a number of other covenants with respect to such matters as the posting of cash or letters of credit in certain circumstances, the application or deposit of excess net sales proceeds, maintenance of specified ratios, limitations on investments in joint ventures, maintenance of fixed charge coverages, stock ownership changes, and lot ownership.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As a common practice required by commercial lenders, the Company is obligated to repay loans to a level such that they do not exceed certain required loan-to-value or loan-to-cost ratios. Each lender has the right to test the ratios by appraising the property securing the loan at any time. In accordance with the terms of the revolving credit facility loan agreements, the Company is permitted to borrow amounts ranging from 50% to 90% of the lesser of (1) the net book value or (2) the retail value as determined by an appraisal by the lender of the property secured by the facilities. The loan-to-appraised value or loan-to-carrying cost percentage is dependent upon the stage of construction of each lot, which changes during the entitlement and development process of the lot and the subsequent construction of the homebuilding unit, as defined in each agreement. Either a decrease in the value of the property securing the loan or an increase in the construction costs could trigger the pay down obligation. The term of the obligation corresponds with the term of the loan and is limited to the outstanding loan balance. All revolving credit facility balances are subject to these obligations as of December 31, 2008. If property values declined and the ratios defined above required the Company to repay a portion of the amounts outstanding in order to return the loan balances to the required ratios as stated in each agreement, it could significantly reduce the Company’s liquidity and capital resources. The Company could be required to reduce availability on these loans, make payments on these loans from available cash on hand or be required to place additional assets in the borrowing base to secure additional borrowings, if such assets are available.

Construction Notes Payable

At December 31, 2008, the Company had construction notes payable amounting to $116,316,000, including $75,040,000 on certain consolidated entities. The construction notes have various maturity dates through 2017 and bear interest at rates ranging from prime plus 0.25% to prime plus 1.0% at December 31, 2008. Interest is calculated on the average daily balance and is paid following the end of each month.

The Company is the sole member of Lyon East Garrison Company I, LLC which is a member with Woodman Development Company, LLC (the “Members”) in East Garrison Partners I, LLC (the “LLC”). The LLC has a non-recourse construction note payable with an outstanding balance of $56,200,000 as of December 31, 2008 related to the acquisition and development of real estate in Monterey County, California. In addition to the non-recourse construction note payable, the Company and affiliates of the other Member entered into a completion guaranty. The construction note payable is secured by the underlying land parcel, which contains approximately 1,400 buildable lots, of which the Members had the right to purchase approximately 600 lots each and approximately 200 lots were to be sold to a third party.

Based on current market and general economic conditions, the Members of the LLC and the construction note lender determined to temporarily suspend further entitlement and development of the project, at which time it was agreed that certain site improvements would be completed in order to prepare and protect the site for a delay of approximately two years. The Company and affiliates of the other Member of the LLC believed that the completion of these site improvements satisfied the obligation under the completion guaranty. The lender agreed to fund the revised budgeted site improvements which the LLC had completed. However the lender stopped funding for the improvements, which left the LLC with unpaid invoices. During this same period, the LLC received several letters from the lender alleging default under the construction loan agreement which the Members contended were invalid based on previous discussions.

In addition, under the terms of the construction loan agreement, the LLC was required to reduce the loan commitment from $75,000,000 to $35,000,000 by January 31, 2009, which required a $21,200,000 pay down. The LLC did not make the required pay down on January 31, 2009 and is now in default under the construction loan agreement. The LLC assumes that the lender will continue to exercise its legal remedies. Due to the foregoing factors, the Company recorded an entry to reduce its interest in the LLC to zero.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revolving Mortgage Warehouse Credit Facilities

The Company, through its mortgage subsidiary and one of its unconsolidated joint ventures, has two revolving mortgage warehouse credit facilities with banks to fund its mortgage origination operations. The original credit facility, which matured in January 2009, provided for revolving loans of up to $22,500,000 outstanding, $15,000,000 of which is committed (lender obligated to lend if stated conditions are satisfied) and $7,500,000 of which is not committed (lender advances are optional even if stated conditions are otherwise satisfied). At December 31, 2008, the outstanding balance under this facility was $1,624,000. The mortgage subsidiary and one of its unconsolidated joint ventures had an additional $20,000,000 credit facility which matures in April 2009. At December 31, 2008, the outstanding balance under this facility was $4,645,000. In January 2009, the Company implemented a strategy to cease operations at its mortgage subsidiary, in which it will discontinue originating and funding homebuyer mortgage loans. Due to this strategy, the Company does not anticipate it will extend the revolving mortgage warehouse credit facilities beyond current maturity dates. Mortgage loans are generally held for a short period of time and are typically sold to investors within 7 to 15 days following funding. The facilities are secured by substantially all of the assets of each of the borrowers, including the mortgage loans held for sale, all rights of each of the borrowers with respect to contractual obligations of third party investors to purchase such mortgage loans, and all proceeds of sale of such mortgage loans. The facilities, which have LIBOR based pricing, also contain certain financial covenants requiring the borrowers to maintain minimum tangible net worth, leverage, profitability and liquidity. These facilities are non-recourse and are not guaranteed by the Company. Effective March 13, 2009, the facilities have been paid down and the commitments reduced to zero.

Prime Interest Rates

The prime interest rates at December 31, 2008, 2007 and 2006 were 3.25%, 7.25% and 8.25%, respectively. The weighted-average prime interest rates for each of the three years ended December 31, 2008, 2007 and 2006 were 5.09%, 8.05% and 7.96%, respectively.

Note 8 — Fair Value of Financial Instruments

In accordance with Statement No. 157, the Company is required to disclose the estimated fair value of financial instruments. As of December 31, 2008, the Company used the following assumptions to estimate the fair value of each type of financial instrument for which it is practicable to estimate:

•	Cash and Equivalents — The carrying amount is a reasonable estimate of fair value. The Company’s cash balances primarily consist of short-term liquid investments and demand deposits.

•	First Trust Deed Mortgage Notes Receivable — The carrying amounts of these receivables approximate market value because of the frequency of repricing the mortgage to borrowers.

•	Revolving Credit Facilities — The carrying amount is a reasonable estimate of fair value because the initial term-out provisions occur within one year.

•

Construction Notes Payable — On certain notes, the carrying amount is a reasonable estimate of fair value because the maturities occur within one year. On certain other notes, the Company used Level 3 unobservable inputs, as defined below, to estimate fair value.

•	Mortgage Credit Facilities — The carrying amounts of these credit obligations approximate market value because of the frequency of repricing the borrowings.

•	Senior Notes Payable — The senior notes are publicly traded over the counter and their fair values were based on quotes from industry sources.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The estimated fair values of financial instruments are as follows at December 31, 2008:

	Carrying Amount	Fair Value
Financial assets:
Cash and equivalents	$67,017	$67,017
First Trust Deed Mortgage Notes Receivable	$7,030	$7,030
Financial liabilities:
Revolving credit facilities	$72,044	$72,044
Construction Notes payable	$116,316	$97,672
Revolving Mortgage Warehouse Credit Facility	$6,269	$6,269
7 5/8% Senior Notes due 2012	$133,800	$28,100
10 3/4% Senior Notes due 2013	$218,176	$47,300
7 1/2% Senior Notes due 2014	$124,300	$24,900

Effective January 1, 2008, the Company implemented the requirements of Statement No. 157 for the Company’s financial assets and liabilities. Statement No. 157 establishes a framework for measuring fair value, expands disclosures regarding fair value measurements and defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Statement No. 157 requires the Company to maximize the use of observable market inputs, minimize the use of unobservable market inputs and disclose in the form of an outlined hierarchy the details of such fair value measurements. Statement No. 157 specifies a hierarchy of valuation techniques based on whether the inputs to a fair value measurement are considered to be observable or unobservable in a marketplace. The three levels of the hierarchy are as follows:

•	Level 1 — quoted prices for identical assets or liabilities in active markets;

•

Level 2 — quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and

•	Level 3 — valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

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

See Note 13 for information on certain lawsuits which have been filed relating to the tender offer.

Note 10 — Stockholders’ Equity

Incentive Compensation Plans

The Company’s 2008 Senior Executive Bonus Plan (the “Plan”) provides that (i) the Chief Executive Officer (“CEO”) and the Chief Operating Officer (“COO”) are each eligible to receive a bonus of 3% of the Company’s consolidated pre-tax, pre-bonus income; (ii) the Executive Vice President (“EVP”) is eligible to receive a bonus of ¾ of 1% of the Company’s consolidated pre-tax, pre-bonus income; and (iii) the Chief Financial Officer (“CFO”) is eligible to receive a bonus of ½ of 1% of the Company’s consolidated pre-tax, pre-bonus income. In addition, under the Plan, each Division President is eligible to receive a bonus of 3% of the division’s pre-tax, pre-bonus income, determined after allocation to the division of its allocable portion of corporate general and administrative expenses. All other participants under this cash bonus plan are eligible to receive bonuses based upon specified percentages of a bonus pool determined as a specified percentage of pre-tax, pre-bonus income. In addition, because the Company’s results of operations were expected to be in a loss position for the year ending December 31, 2008, and thus participants would receive no bonus income in 2008, the Plan provided for a 2008 Bonus Plan for all participants in various management bonus plans. Under this 2008 Bonus Plan, bonus ranges (defined as a percent of salary) are varied based on the level of position but range from a maximum of 25% to 100% of salary for managers. In addition, the Company’s board of directors has approved a cash bonus plan applicable in 2008 for all of its full-time, salaried employees who are not included in the Company’s 2008 Senior Executive Bonus Plan. All participants under this cash bonus plan are eligible to receive bonuses based upon specified percentages of a bonus pool determined as a specified percentage of pre-tax, pre-bonus income.

For the CEO, COO, EVP CFO, division presidents, executives and managers, awards under bonus plans are generally paid over two years with 75% paid following the determination of bonus awards, and 25% paid one year later. The deferred amounts would be forfeited in the event of termination for any reason except retirement, death or disability. However, under the 2008 Bonus Plan, 100% of the bonuses awarded for 2008 were paid in January 2009.

Note 11 — Income Taxes

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following summarizes the benefit (provision) for income taxes (in thousands):

	Year Ended December 31,
	2008	2007	2006
Current
Federal	$41,602	$(234)	$(47,250)
State	(10)	240	(12,285)

	41,592	6	(59,535)

Deferred
Federal	—	(27,148)	7,766
State	—	(5,516)	2,838

	—	(32,664)	10,604

	$41,592	$(32,658)	$(48,931)

Income taxes differ from the amounts computed by applying the applicable Federal statutory rates due to the following (in thousands):

	Year Ended December 31,
	2008	2007	2006
Provision for Federal income taxes at the statutory rate	$53,630	$—	$(43,298)
Provision for state income taxes, net of Federal income tax benefits	(6)	—	(6,111)
Valuation allowance	(94,607)	(771)	—
Reduction of deferred tax assets as a result of election to be taxed as an “S” corporation	—	(31,887)	—
Increase of deferred tax assets as a result of revocation of “S” corporation election	86,113	—	—
Goodwill impairment	(2,064)	—	—
Other	(1,474)	—	478

	$41,592	$(32,658)	$(48,931)

Temporary differences giving rise to deferred income taxes consist of the following (in thousands):

	December 31,
	2008	2007
Deferred tax assets
Reserves deducted for financial reporting purposes not allowable for tax purposes	$84,348	$2,698
Compensation deductible for tax purposes when paid	481	21
State income tax provisions deductible when paid for Federal tax purposes	3	—
Effect of book/tax differences for joint ventures	7,403	36
Other	311	—
AMT credit carryover	2,698	—
Net operating loss	32,458	1,851
Valuation allowance	(123,321)	(4,486)

	4,381	120
Deferred tax liabilities
Effect of book/tax differences for joint ventures	(4,381)	(120)

	$—	$—

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Effective January 1, 2008, the Company and its shareholders made a revocation of the “S” corporation election. As a result of this revocation, the Company will be taxed as a “C” corporation. The shareholders will not be able to elect “S” corporation status for at least five years. The revocation of the “S” corporation election will allow taxable losses generated in 2008 to be carried back to the 2006 “C” corporation year. As a result of the change in tax status, the Company recorded a deferred tax asset and related income tax benefit of $41,602,000 as of January 1, 2008. The recorded deferred tax asset reflects the anticipated tax refund for the carry back of the estimated 2008 tax loss to 2006. In January 2009, the Company received a tax refund for the amount of the deferred tax asset and related tax benefit. As of and during the year ended December 31, 2008, the deferred tax asset was reclassified to income tax refunds receivable and the tax benefit was recorded as benefit from provision for income taxes in the accompanying consolidated balance sheet and statement of operations.

In assessing the realizability of deferred tax assets, management considers whether it is “more likely than not” that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers taxable income in carry back years, the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. The revocation of the “S” corporation election allowed the recording of the deferred tax assets on the books; however, as of December 31, 2008, due to uncertainties surrounding the realization of the cumulative federal and state deferred tax assets, the Company has a full valuation allowance against the deferred tax assets. The valuation allowances for the years ending December 31, 2008 and 2007 are $123,321,000 and $4,486,000, respectively.

At December 31, 2008, the Company has gross federal and state net operating loss carry forwards totaling approximately $36,567,000 and $168,422,000, respectively. Federal net operating loss carry forwards will expire in 2028; state net operating loss carry forwards begin to expire in 2013.

Due to the “change of ownership” provision of the Tax Reform Act of 1986, utilization of the Company’s net operating loss carry forwards may be subject to an annual limitation against taxable income in future periods. As a result of the annual limitation, a portion of these carry forwards may expire before ultimately becoming available to reduce future income tax liabilities.

The Company has federal alternative minimum tax credit carry forwards of $2,698,000 which do not expire.

In addition, as of December 31, 2008, the Company has unused built-in losses of $19,414,000 which are available to offset future income and expire in 2010 and 2011. Pursuant to Internal Revenue Code Section 382, the utilization of these losses is limited to $3,883,000 of taxable income per year; however, any unused losses in any year may be carried forward for utilization in future years through 2010 and 2011. The maximum cumulative unused built-in loss that may be carried forward through 2010 and 2011 is $11,526,000 and $7,888,000, respectively. The Company’s ability to utilize the foregoing tax benefits will depend upon the amount of its future taxable income and may be limited under certain circumstances.

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be considered “more-likely-than-not” to be sustained upon examination by taxing authorities. The Company has taken positions in certain taxing jurisdictions for which it is more likely than not that previously unrecognized tax benefits will be recognized. In addition, the Company has elected to recognize interest and penalties related to uncertain tax positions in the income tax provision. In accordance with the provisions of FIN 48, effective January 1, 2007, the Company recorded an income tax refund receivable of $5,654,000 and recognized the associated tax benefit as an increase in additional paid-in capital. In connection therewith, the Company recorded interest receivable of $1,122,000 and recognized the associated tax benefit as an increase in retained earnings. At January 1, 2007, December 31, 2007 and December 31, 2008 the Company has no unrecognized tax benefits.

During the year ended December 31, 2006, income tax benefits of $3,059,000 related to stock option exercises were excluded from the results of operations and credited to additional paid-in capital. In addition, for the year ending December 31, 2006, utilization of built-in losses associated with transactions prior to the quasi-reorganization, including federal and state tax refunds received of $1,820,000 and $10,000, respectively, resulted in income tax benefits credited to additional paid-in capital of $4,229,000.

The estimated overall effective tax rate for the years ending December 31, 2008, 2007 and 2006 are 27.1%, (10.3%) and 39.5%.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is subject to U.S. federal income tax examination for calendar tax years ending 2005 through 2008. The Company is subject to various state income tax examinations for calendar tax years ending 2004 through 2008.

The Company currently is under income tax examination by the Internal Revenue Service for amended tax returns for the years ended December 31, 2002 and 2003. During 2007, the Company completed state income tax examinations in the states of California and Arizona for years ended December 31, 2002 through 2003 with no significant adjustments.

Note 12 — Related Party Transactions

On December 27, 2007, the Company sold certain land in San Diego County, California for $12,000,000 in cash to a limited liability corporation owned indirectly by Frank T. Suryan, Jr. as Trustee of the Suryan Family Trust. Mr. Suryan is Chairman and Chief Executive Officer of Lyon Capital Ventures, a company wholly-owned by Frank T. Suryan, Jr., General William Lyon, Chairman and Chief Executive Officer of the Company, and two trusts whose sole beneficiary is William H. Lyon, President and Chief Operating Officer of the Company. The Company received a report from a third-party valuation and financial advisory services firm as to the reasonableness of the sales price in the transaction. Further, the transaction was unanimously approved by all independent members of the Board of Directors. Prior to the sale, the net book value of this land (as reflected on the Company’s financial statements) was approximately $18,737,000 resulting in a loss on the transaction of $6,737,000. In October 2008, in a separately negotiated transaction from the sale of the land to the Suryan Family Trust (the “Owner”), the Company was contracted by and for the Owner to build apartment units for a contract price of $13,481,000, which includes the Company’s contractor fee of $529,000. As described in Note 1 – Construction Services, the company accounts for this transaction based on the percentage of completion method, and recorded construction services revenue of $209,000 and construction costs of $209,000 during the year ended December 31, 2008.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On October 26, 2000, the Company’s Board of Directors (with Messrs. William Lyon and William H. Lyon abstaining) approved the purchase of 579 lots for a total purchase price of $12,581,000 from an entity controlled by William Lyon and William H. Lyon. In addition to the purchase price, one-half of the net profits in excess of six percent from the development were to be paid to the seller. As of December 31, 2004, all lots were purchased under this agreement. During the year ended December 31, 2007, $8,305,000 was paid to the seller and a total amount of $14,015,000 has been paid to the seller as of December 31, 2008.

The Company purchased land for a total purchase price of $17,342,000 and $6,221,000 during the years ended December 31, 2007 and 2006, respectively, from certain of its joint ventures.

For the years ended December 31, 2008, 2007 and 2006, the Company incurred reimbursable on-site labor costs of $176,000, $224,000 and $133,000, respectively, for providing customer service to real estate projects developed by entities controlled by William Lyon and William H. Lyon, of which $18,000 and $89,000 was due to the Company at December 31, 2008 and 2007, respectively. In addition, the Company earned fees of $64,000, $90,000 and $98,000, respectively, for tax and accounting services performed for entities controlled by William Lyon and William H. Lyon during the years ended December 31, 2008, 2007 and 2006.

For the year ended December 31, 2008, the Company incurred charges of $778,000, and for each of the years ended December 31, 2007 and 2006, the Company incurred charges of $755,000, related to rent on its corporate office, from a trust of which William H. Lyon is the sole beneficiary.

Effective September 1, 2004, the Company entered into an aircraft consulting and management agreement with an affiliate (the “Affiliate”) of William Lyon to operate and manage the Company’s aircraft. The terms of the agreement provide that the Affiliate shall consult and render its advice and management services to the Company with respect to all functions necessary to the operation, maintenance and administration of the aircraft. The Company’s business plan for the aircraft includes (i) use by Company executives for traveling on Company business to the Company’s divisional offices and other destinations, (ii) charter service to outside third parties and (iii) charter service to William Lyon personally. Charter services for outside third parties are contracted for at market rates. As compensation to the Affiliate for its management and consulting services under the agreement, the Company pays the Affiliate a fee equal to (i) the amount equal to 107% of compensation paid by the Affiliate for the pilots supplied pursuant to the agreement, (ii) $50 per operating hour for the aircraft and (iii) $9,000 per month for hangar rent. In addition, all maintenance work, inspections and repairs performed by the Affiliate on the aircraft are charged to the Company at the Affiliate’s published rates for maintenance, inspection and repairs in effect at the time such work is completed. The total expenses incurred by the Company and paid to the Affiliate under the agreement amounted to $1,610,000, $1,423,000 and $1,488,000 during the years ended December 31, 2008, 2007 and 2006, respectively.

Effective July 1, 2006, General William Lyon entered into a time sharing agreement (“the Agreement”) with the Company pertaining to his personal use of the aircraft. The agreement calls for General Lyon to reimburse the company for all costs incurred by the Company during his personal flights plus a surcharge on fuel consumption of two times the cost. Pursuant to the agreement and the rates charged to General Lyon prior to the agreement in 2006, the Company had earned revenue of $368,000, $564,000 and $524,000 for charter services provided to William Lyon personally, during the years ended December 31, 2008, 2007 and 2006, respectively, of which $16,000 and $337,000 was due to the Company at December 31, 2008 and 2007.

The Company and one of the Company’s directors, Alex Meruelo, are parties to an agreement pursuant to which Mr. Meruelo is eligible to receive a finder’s fee based upon the cash distributions received by a subsidiary of the Company from a joint venture development project relating to a portion of the Fort Ord military base in Monterey County, California. The joint venture development project resulted from Mr. Meruelo’s introduction of the Company to Woodman Development Company, LLC (“Woodman”) and the subsequent formation of East

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Garrison Partners I, LLC (“EGP”) as a joint venture between Woodman and Lyon East Garrison Company I, LLC (“EGC”). The finder’s fee will equal 5% of all net cash distributions distributed by EGP to EGC with respect to EGC’s existing 50% interest in EGP that are in excess of distributions with respect to certain deficit advances, deficit preferred returns, returns of capital and preferred returns on unreturned capital. The calculation of the finder’s fee will be based on net cash distributions received from EGP on land sales and will not be determined on the basis of any revenues, profits or distributions received from any affiliate of EGC for the construction and sale or leasing of residential or commercial buildings on such lots. Mr. Meruelo is not obligated to perform any services for EGC other than the introduction to Woodman. As of December 31, 2008, no amounts had been paid to Mr. Meruelo under this agreement.

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

Litigation Arising from General Lyon’s Tender Offer

As described above in Note 9—Tender Offer and Merger, on March 17, 2006, the Company’s principal stockholder commenced a tender offer (the “Tender Offer”) to purchase all outstanding shares of the Company’s common stock not already owned by him. Initially, the price offered in the Tender was $93 per share, but it has since been increased to $109 per share.

Two purported class action lawsuits were filed in the Court of Chancery of the State of Delaware in and for New Castle County, purportedly on behalf of the public stockholders of the Company, challenging the Tender Offer and challenging related actions of the Company and the directors of the Company. Stephen L. Brown v. William Lyon Homes, et al., Civil Action No. 2015-N was filed on March 20, 2006, and Michael Crady, et al. v. General William Lyon, et al., Civil Action No. 2017-N was filed on March 21, 2006 (collectively, the “Delaware Complaints”). On March 21, 2006, plaintiff in the Brown action also filed a First Amended Complaint. The Delaware Complaints name the Company and the then directors of the Company as defendants. These complaints allege, among other things, that the defendants have breached their fiduciary duties owed to the plaintiffs in connection with the Tender Offer and other related corporate activities. The plaintiffs sought to enjoin the Tender Offer and, among other things, to obtain attorneys’ fees and expenses related to the litigation.

On March 24, 2006, the Delaware Chancery Court consolidated the Delaware Complaints into a single case entitled In re: William Lyon Homes Shareholder Litigation, Civil Action No. 2015-N (the “Consolidated Delaware Action”).

On April 10, 2006, the parties to the Consolidated Delaware Action executed a Memorandum of Understanding (“MOU”), detailing a proposed settlement subject to the Delaware Chancery Court’s approval. Pursuant to the MOU, General Lyon increased his offer of $93 per share to $100 per share, extended the closing date of the offer to April 21, 2006, and, on April 11, 2006, filed an amended Schedule TO. Plaintiffs in the

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Consolidated Delaware Action have determined that the settlement is “fair, reasonable, adequate, and in the best interests of plaintiffs and the putative Class.” A Special Committee of the Company’s Board of Director’s also determined that the price of $100 per share was fair to the shareholders, and recommended that the Company’s shareholders accept the revised Tender Offer and tender their shares. Thereafter, General Lyon also decided to further extend the closing date of the Tender Offer from April 21, 2006 to April 28, 2006.

On April 23, 2006, Delaware Chancery Court conditionally certified a class in the Consolidated Delaware Action. The parties to the Consolidated Delaware Action agreed to a Stipulation of Settlement, and on August 9, 2006, the Delaware Chancery Court certified a class in the Consolidated Delaware Action, approved the settlement, and dismissed the Consolidated Delaware Action with prejudice as to all defendants and the class. On February 16, 2007, the fee award to Plaintiffs’ counsel was appealed to the Supreme Court of the State of Delaware. Thereafter, the Delaware Supreme Court remanded the matter to the Chancery Court for further proceedings and, on December 1, 2008, the Chancery Court heard oral argument and reserved decision regarding the fee award to Plaintiffs’ counsel, which is expected to be paid by General Lyon.

A purported class action lawsuit challenging the Tender Offer was also filed in the Superior Court of the State of California, County of Orange. On March 17, 2006, a complaint captioned Alaska Electrical Pension Fund v. William Lyon Homes, Inc., et al., Case No. 06-CC-00047, was filed. On April 5, 2006, plaintiff in the Alaska Electrical action filed an Amended Complaint (the “California Action”). The complaint in the California Action names the Company and the then directors of the Company as defendants and alleges, among other things, that the defendants have breached their fiduciary duties to the public stockholders. Plaintiff in the California Action also sought to enjoin the Tender Offer, and, among other things, to obtain attorneys’ fees and expenses related to the litigation.

On April 20, 2006, the California court denied the request of plaintiff in the California Action to enjoin the Tender Offer. Plaintiff filed a motion to certify a class in the California Action which was later taken off calendar, and the Company filed a motion to stay the California Action. On July 5, 2006, the California Court granted the Company’s motion to stay the California Action pending final resolution of all matters in the Delaware Action.

The Company is a defendant in various lawsuits related to its normal business activities. In the opinion of management, disposition of the various lawsuits will have no material effect on the consolidated financial statements of the Company.

Land Banking Arrangements

The Company enters into purchase agreements with various land sellers. In some instances, and as a method of acquiring land in staged takedowns, thereby minimizing the use of funds from the Company’s revolving credit facilities and other corporate financing sources and limiting the Company’s risk, the Company transfers the Company’s right in such purchase agreements to entities owned by third parties (“land banking arrangements”). These entities use equity contributions and/or incur debt to finance the acquisition and development of the lots. The entities grant the Company an option to acquire lots in staged takedowns. In consideration for this option, the Company makes a non-refundable deposit of 15% to 25% of the total purchase price. The Company is under no obligation to purchase the balance of the lots, but would forfeit remaining deposits and be subject to penalties if the lots were not purchased. The Company does not have legal title to these entities or their assets and has not guaranteed their liabilities. These land banking arrangements help the Company manage the financial and market risk associated with land holdings. As described in Note 2, above, Interpretation No. 46, requires the consolidation of the assets, liabilities and operations of two of the Company’s land banking arrangements including, as of December 31, 2008, real estate inventories of $27,684,000, which are included in real estate inventories not owned in the accompanying balance sheet.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In addition, the Company participates in two land banking arrangements, which are not VIEs in accordance with Interpretation No. 46, but are consolidated in accordance with SFAS No. 49, Accounting for Product Financing Arrangements, (“FAS 49”). Under the provisions of FAS 49, the Company has determined it is economically compelled, based on certain factors, to purchase the land in the land banking arrangements, and therefore, must record the remaining purchase price of the land of $80,079,000, which is included in real estate inventories not owned and liabilities from inventories not owned in the accompanying balance sheet.

Summary information with respect to the Company’s land banking arrangements is as follows as of December 31, 2008 (dollars in thousands):

Total number of land banking projects	4

Total number of lots	1,054

Total purchase price	$231,448

Balance of lots still under option and not purchased:
Number of lots	605

Purchase price	$107,763

Forfeited deposits (cash and letters of credit) if lots are not purchased	$42,003

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

As of December 31, 2008, the Company had $12,855,000 of outstanding irrevocable standby letters of credit to guarantee the Company’s financial obligations under certain land banking arrangements and other contractual arrangements in the normal course of business. The beneficiary may draw upon these letters of credit in the event of a contractual default by the Company relating to each respective obligation. These letters of credit generally have a stated term of 12 months and have varying maturities throughout 2010, at which time the Company may be required to renew to coincide with the term of the respective arrangement.

The Company also had outstanding performance and surety bonds of $145,153,000 at December 31, 2008 related principally to its obligations for site improvements at various projects. The Company does not believe that draws upon these bonds, if any, will have a material effect on the Company’s financial position, results of operations or cash flows.

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

See Note 7 for additional information relating to the Company’s guarantee arrangements.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14 — Unaudited Summarized Quarterly Financial Information

Summarized unaudited quarterly financial information for the years ended December 31, 2008, 2007 and 2006 is as follows (in thousands except per common share amounts):

	Three Months Ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Sales	$137,437	$140,089	$102,168	$146,384
Cost of sales	(132,669)	(134,693)	(88,812)	(130,701)

Gross profit	4,768	5,396	13,356	15,683
Other income, costs and expenses, net	(47,166)	(44,326)	(54,452)	(46,489)

Loss before benefit for income taxes	(42,398)	(38,930)	(41,096)	(30,806)
Benefit for income taxes	41,592	—	—	—

Net loss	$(806)	$(38,930)	$(41,096)	$(30,806)

	Three Months Ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Sales	$206,041	$271,088	$182,244	$445,984
Cost of sales	(169,801)	(232,843)	(160,621)	(515,566)

Gross profit (loss)	36,240	38,245	21,623	(69,582)
Other income, costs and expenses, net	(30,436)	(116,031)	(82,935)	(113,874)

Income (loss) before provision for income taxes	5,804	(77,786)	(61,312)	(183,456)
Benefit (provision) for income taxes	(32,388)	914	1,300	(2,484)

Net loss	$(26,584)	$(76,872)	$(60,012)	$(185,940)

	Three Months Ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Sales	$307,381	$408,254	$311,248	$465,338
Cost of sales	(229,873)	(315,993)	(247,099)	(388,073)

Gross profit	77,508	92,261	64,149	77,265
Other income, costs and expenses, net	(34,386)	(42,283)	(46,382)	(64,423)

Income before provision for income taxes	43,122	49,978	17,767	12,842
Provision for income taxes	(16,908)	(19,597)	(7,265)	(5,161)

Net income	$26,214	$30,381	$10,502	$7,681

EXHIBIT INDEX

Exhibit Number	Description
3.1(2)	Certificate of Incorporation of William Lyon Homes, a Delaware corporation.
3.2(1)	Certificate of Ownership and Merger.
3.3(30)	Certificate of Ownership and Merger.
3.4(30)	Certificate of Amendment of Certificate of Incorporation.
3.5(2)	Bylaws of William Lyon Homes, a Delaware corporation.
4.1(19)	Indenture dated as of March 17, 2003 among William Lyon Homes, Inc., the Guarantors (as defined therein), and U.S. Bank National Association, as Trustee (including form of notes and guarantees).
4.2(15)	Supplemental Indenture dated as of December 13, 2004 between Lyon East Garrison Company I, LLC, a California limited liability company, as Guarantor, and U.S. Bank National Association, as Trustee (supplementing the Indenture dated as of March 17, 2003 among William Lyon Homes, Inc., a California corporation, the Guarantors (as defined therein), and U.S. Bank National Association, as Trustee).
4.3(20)	Supplemental Indenture dated as of January 1, 2005 between The Ranch Golf Club, LLC, a California limited liability company, as Guarantor, and U.S. Bank National Association, as Trustee (supplementing the Indenture dated as of March 17, 2003 among William Lyon Homes, Inc., a California corporation, the Guarantors (as defined therein), and U.S. Bank National Association, as Trustee).
4.4(3)	Indenture dated as of February 6, 2004 among William Lyon Homes, Inc., the Guarantors (as defined therein), and U.S. Bank National Association, as Trustee (including form of notes and guarantees).
4.5(15)	Supplemental Indenture dated as of December 13, 2004 between Lyon East Garrison Company I, LLC, a California limited liability company, as Guarantor, and U.S. Bank National Association, as Trustee (supplementing the Indenture dated as of February 6, 2004 among William Lyon Homes, Inc., a California corporation, the Guarantors (as defined therein), and U.S. Bank National Association, as Trustee).
4.6(20)	Supplemental Indenture dated as of January 1, 2005 between The Ranch Golf Club, LLC, a California limited liability company, as Guarantor, and U.S. Bank National Association, as Trustee (supplementing the Indenture dated as of February 6, 2004 among William Lyon Homes, Inc., a California corporation, the Guarantors (as defined therein), and U.S. Bank National Association, as Trustee).
4.7(14)	Indenture dated as of November 22, 2004 among William Lyon Homes, Inc., the Guarantors (as defined therein), and U.S. Bank National Association, as Trustee (including form of notes and guarantees).
4.8(15)	Supplemental Indenture dated as of December 13, 2004 between Lyon East Garrison Company I, LLC, a California limited liability company, as Guarantor, and U.S. Bank National Association, as Trustee (supplementing the Indenture dated as of November 22, 2004 among William Lyon Homes, Inc., a California corporation, the Guarantors (as defined therein), and U.S. Bank National Association, as Trustee).
4.9(20)	Supplemental Indenture dated as of January 1, 2005 between The Ranch Golf Club, LLC, a California limited liability company, as Guarantor, and U.S. Bank National Association, as Trustee (supplementing the Indenture dated as of November 22, 2004 among William Lyon Homes, Inc., a California corporation, the Guarantors (as defined therein), and U.S. Bank National Association, as Trustee).
10.1(4)	Master Loan Agreement dated as of August 31, 2000 by and between William Lyon Homes, Inc., a California corporation (“Borrower”) and Guaranty Federal Bank, F.S.B., a federal savings bank organized and existing under the laws of the United States (“Lender”).
10.2(34)	Amended and Restated Master Loan Agreement dated as of January 28, 2008 by and between William Lyon Homes, Inc., a California corporation (“Borrower”) and Guaranty Bank, a federal savings bank organized and existing under the laws of the United States (“Lender”).

Exhibit Number	Description
10.3(6)	Agreement for First Modification of Deeds of Trust and Other Loan Instruments, dated as of June 8, 2001, by and between William Lyon Homes, Inc., a California corporation, as borrower, and Guaranty Bank, a federal savings bank organized and existing under the laws of the United States (formerly known as “Guaranty Federal Bank, F.S.B.”), as lender.
10.4(5)	Agreement for Second Modification of Deeds of Trust and Other Loan Instruments, dated as of July 23, 2001, by and between William Lyon Homes, Inc., a California corporation, as borrower, and Guaranty Bank, a federal savings bank organized and existing under the laws of the United States (formerly known as “Guaranty Federal Bank, F.S.B.”), as lender.
10.5(5)	Agreement for Third Modification of Deeds of Trust and Other Loan Instruments, dated as of December 19, 2001, by and between William Lyon Homes, Inc., a California corporation, as borrower, and Guaranty Bank, a federal savings bank organized and existing under the laws of the United States (formerly known as “Guaranty Federal Bank, F.S.B.”), as lender.
10.6(5)	Agreement for Fourth Modification of Deeds of Trust and Other Loan Instruments, dated as of May 29, 2002, by and between William Lyon Homes, Inc., a California corporation, as borrower, and Guaranty Bank, a federal savings bank organized and existing under the laws of the United States (formerly known as “Guaranty Federal Bank, F.S.B.”), as lender.
10.7(7)	Agreement for Fifth Modification of Deeds of Trust and Other Loan Agreements, dated as of June 6, 2003, by and between William Lyon Homes, Inc., a California corporation, as borrower, and Guaranty Bank, a federal savings bank organized and existing under the laws of the United States (formerly known as “Guaranty Federal Bank, F.S.B.”), as lender.
10.8(3)	Agreement for Sixth Modification of Deeds of Trust and Other Loan Agreements, dated as of November 14, 2003, by and between William Lyon Homes, Inc., a California corporation, as borrower, and Guaranty Bank, a federal savings bank organized and existing under the laws of the United States (formerly known as “Guaranty Federal Bank, F.S.B.”), as lender.
10.9(12)	Agreement for Seventh Modification of Deeds of Trust and Other Loan Instruments dated as of October 6, 2004 by and between William Lyon Homes, Inc., a California corporation, as borrower, and Guaranty Bank, a federal savings bank organized and existing under the laws of the United States, as lender.
10.10(20)	Agreement for Eighth Modification of Deeds of Trust and Other Loan Instruments dated as of October 14, 2005 by and between William Lyon Homes, Inc., a California corporation, as borrower, and Guaranty Bank, a federal savings bank organized and existing under the laws of the United States, as lender.
10.11(29)	Agreement for Ninth Modification of Deeds of Trust and Other Loan Instruments dated as of October 31, 2006 by and between William Lyon Homes, Inc., a California corporation, and Guaranty Bank, a federal savings bank organized and existing under the laws of the United States, as lender.
10.12(37)	Amended and Restated Master Loan Agreement dated as of January 28, 2008 by and between William Lyon Homes, Inc., a California corporation (“Borrower”) and Guaranty Bank, a federal savings bank organized and existing under the laws of the United States (“Lender”).
10.13(40)	First Modification of Amended and Restated Loan Agreement dated as of December 5, 2008, by and between William Lyon Homes, Inc., a California Corporation and Guaranty Bank, a federal savings bank.
10.14(4)	Revolving Line of Credit Loan Agreement (Borrowing Base Loan) by and between California Bank & Trust, a California banking corporation, and William Lyon Homes, Inc., a California corporation, dated as of September 21, 2000.
10.15(16)	Agreement to Modify Loan Agreement, Promissory Note and Deed of Trust, dated as of September 18, 2002, by and between William Lyon Homes, Inc., a California corporation, as borrower, and California Bank & Trust, a California banking corporation, as lender.
10.16(5)	Second Agreement to Modify Loan Agreement, Promissory Note and Deed of Trust, dated as of December 13, 2002, by and between William Lyon Homes, Inc., a California corporation, as borrower, and California Bank & Trust, a California banking corporation, as lender.

Exhibit Number	Description
10.17(3)	Third Agreement to Modify Loan Agreement, Promissory Note and Deed of Trust, dated as of January 26, 2004, by and between William Lyon Homes, Inc., a California corporation, as borrower, and California Bank & Trust, a California banking corporation, as lender.
10.18(11)	Amended and Restated Revolving Line of Credit Loan Agreement dated September 16, 2004 by and between California Bank & Trust, a California banking corporation, and William Lyon Homes, Inc., a California corporation.
10.19(21)	First Amendment to Amended and Restated Revolving Line of Credit Loan Agreement, dated as of July 19, 2005, by and between William Lyon Homes, Inc. and California Bank & Trust.
10.20(26)	Second Amendment to Amended and Restated Revolving Line of Credit Loan Agreement dated September 16, 2004 by and between California Bank & Trust, a California banking corporation, and William Lyon Homes, Inc., a California corporation.
10.21(34)	Third Amendment to Amended and Restated Revolving Line of Credit Loan Agreement dated as of December 28, 2007, by and between William Lyon Homes, Inc., a California corporation and California Bank & Trust, a California banking corporation.
10.22(34)	Fourth Amendment to Amended and Restated Revolving Line of Credit Loan Agreement dated as of January 17, 2008 by and between William Lyon Homes, Inc., a California corporation and California Bank & Trust, a California banking corporation.
10.23(37)	Fifth Amendment to Amended and Restated Revolving Line of Credit Loan Agreement dated as of May 20, 2008 by and between William Lyon Homes, Inc., a California corporation (“Borrower”), and California Bank & Trust, a California banking corporation (“Lender”).
10.24(38)	Sixth Amendment to Amended and Restated Revolving Line of Credit Loan Agreement dated as of September 17, 2008, by and between William Lyon Homes, Inc., a California corporation and California Bank & Trust, a California Banking Corporation.
10.25(40)	Side Letter Amendment to Amended and Restated Revolving Line of Credit Loan Agreement dated as of December 17, 2008, by and between William Lyon Homes, Inc., a California corporation and California Bank & Trust, a California Banking Corporation.
10.26(24)	Mortgage Warehouse Loan and Security Agreement dated June 29, 2006 by and between Duxford Financial, Inc. dba William Lyon Financial Services and/or Bayport Mortgage, L.P. and/or California Pacific Mortgage, L.P., as Borrower and First Tennessee Bank as Lender.
10.27(8)	Credit Agreement dated August 29, 2003 between Duxford Financial, Inc. and Bayport Mortgage, L.P. as Borrower and Guaranty Bank as Lender.
10.28(3)	Amendment No. 1 to Credit Agreement dated as of January 27, 2004 between Duxford Financial, Inc. and Bayport Mortgage, L.P. as Borrower and Guaranty Bank as Lender.
10.29(15)	First Amendment to Credit Agreement dated as of August 27, 2004 between Duxford Financial, Inc. and Bayport Mortgage, L.P. as Borrower and Guaranty Bank as Lender.
10.30(13)	Amendment No. 2 to Credit Agreement dated as of November 15, 2004 between Duxford Financial, Inc. and Bayport Mortgage, L.P. as Borrower and Guaranty Bank as Lender.
10.31(9)	Revolving Line of Credit Loan Agreement, dated as of March 11, 2003, by and among Moffett Meadows Partners, LLC, a Delaware limited liability company, as borrower, and California Bank & Trust, a California banking corporation, and the other financial institutions named therein, as lenders.
10.32(9)	Joinder Agreement to Reimbursement and Indemnity Agreement, entered into as of March 25, 2003, by William Lyon Homes, a Delaware corporation.
10.33(10)	Borrowing Base Revolving Line of Credit Agreement, dated as of June 28, 2004, by and between William Lyon Homes, Inc., a California corporation, and Bank One, NA, a national banking association.
10.34(15)	Modification Agreement, dated as of December 7, 2004, by and between William Lyon Homes, Inc., a California corporation, and JPMorgan Chase Bank, N.A. (successor by merger to Bank One, NA, a national banking association).
10.35(21)	Second Modification Agreement to Borrowing Base Revolving Line of Credit Agreement, dated as of July 14, 2005, between William Lyon Homes, Inc. and JPMorgan Chase Bank, N.A. (successor by merger to Bank One, NA).

Exhibit Number	Description
10.36(28)	Third Modification Agreement to Borrowing Base Revolving Line of Credit Agreement dated October 23, 2006 by and between William Lyon Homes, Inc., a California corporation and JPMorgan Chase Bank, N.A., a National Banking Association.
10.37(31)	Fifth Modification Agreement to Borrowing Base Revolving Line of Credit Agreement dated November 6, 2007 by and between William Lyon Homes, Inc., a California corporation and JPMorgan Chase Bank, N.A., a national banking association.
10.38(34)	Sixth Modification Agreement to Borrowing Base Revolving Line of Credit Agreement dated February 20, 2008 by and between William Lyon Homes, Inc., a California corporation and JPMorgan Chase Bank, N.A., a national banking association.
10.39(37)	Seventh Modification Agreement to Borrowing Base Revolving Line of Credit Agreement dated as of March 12, 2008 by and between William Lyon Homes, Inc., a California corporation (“Borrower”) and JPMorgan Chase Bank, N.A., a national banking association (“Bank”).
10.40(37)	Eighth Modification Agreement to Borrowing Base Revolving Line of Credit Agreement dated as of June 5, 2008 by and between William Lyon Homes, Inc., a California corporation (“Borrower”) and JPMorgan Chase Bank, N.A., a national banking association (“Bank”).
10.41(39)	Ninth Modification Agreement to Borrowing Base Revolving Line of Credit Agreement dated as of September 25, 2008 by and between William Lyon Homes, Inc., a California Corporation (“Borrower”) and JPMorgan Chase Bank, N.A., a national banking association (“Bank”).
10.42(40)	Tenth Modification Agreement to Borrowing Base Revolving Line of Credit Agreement dated December 19, 2008, by and between JPMorgan Chase Bank, N.A., a national banking association, and William Lyon Homes, Inc., a California Corporation.
10.43(17)	Form of Indemnity Agreement, between William Lyon Homes, a Delaware corporation, and the directors and officers of William Lyon Homes.
10.44(17)	Property Management Agreement between Corporate Enterprises, Inc., a California corporation (Owner) and William Lyon Homes, Inc., a California corporation (Manager) dated and effective November 5, 1999.
10.45(17)	Warranty Service Agreement between Corporate Enterprises, Inc., a California corporation and William Lyon Homes, Inc., a California corporation dated and effective November 5, 1999.
10.46(4)	Option Agreement and Escrow Instructions between William Lyon Homes, Inc., a California corporation and Lathrop Investment, L.P., a California limited partnership, dated as of October 24, 2000.
10.47(30)	Description of 2006 Cash Bonus Plan.
10.48(30)	2006 Senior Executive Bonus Plan.
10.49(30)	Description of 2007 Cash Bonus Plan.
10.50(30)	2007 Senior Executive Bonus Plan.
10.51(18)	Standard Industrial/Commercial Single-Tenant Lease – Net between William Lyon Homes, Inc. and a trust of which William H. Lyon is the sole beneficiary.
10.52(5)	The Presley Companies Non-Qualified Retirement Plan for Outside Directors.
10.53(22)	Borrowing Base Revolving Line of Credit Agreement, dated as of February 14, 2006, by and between William Lyon Homes, Inc., a California corporation, and Wachovia Financial Services, Inc, a North Carolina corporation, by and through its Agent, Wachovia Bank, National Association, a national banking association.
10.54(27)	First Amendment to Borrowing Base Revolving Line of Credit Agreement dated September 29, 2006 by and between William Lyon Homes, Inc., a California corporation and Wachovia Bank, National Association, a national banking association.
10.55(34)	Third Amendment to Borrowing Base Revolving Line of Credit Agreement dated January 23, 2008 between William Lyon Homes, Inc., a California corporation and Wachovia Bank, National Association, a national banking association, formerly referenced as Agent for Wachovia Financial Services, Inc., a North Carolina corporation.
10.56(36)	Fourth Amendment to Borrowing Base Revolving Line of Credit Agreement, dated as of May 14, 2008, by and between William Lyon Homes, Inc., a California corporation and Wachovia Bank, National Association.

Exhibit Number	Description
10.57(40)	Fifth Amendment to Borrowing Base Revolving Line of Credit Agreement, dated as of December 15, 2008, between William Lyon Homes, Inc., a California Corporation, and Whitney Ranch Village 5, LLC, a Delaware limited liability company (individually and collectively as the context may require) and Wachovia Bank, National Association, a national banking association.
10.58(25)	Borrowing Base Revolving Line of Credit Agreement dated as of July 10, 2006 by and between William Lyon Homes, Inc., a California corporation, and California National Bank.
10.59(32)	Extension and Modification Agreement dated as of August 2, 2007 by and between William Lyon Homes, Inc., a California corporation, and California National Bank
10.60(35)	Second Extension and Modification Agreement to Borrowing Base Revolving Line of Credit Agreement dated May 21, 2008 by and between William Lyon Homes, Inc., a California corporation and California National Bank, a national banking association.
10.61(35)	Third Extension and Modification agreement dated May 19, 2008, by and between Circle G at the Church Farm North Joint Venture, LLC, an Arizona limited liability company, and California National Bank, a national banking association.
10.62(40)	Third Modification Agreement dated as of December 23, 2008, by and between William Lyon Homes, Inc., a California Corporation and California National Bank, a national banking association.
10.63(23)	Revolving Line of Credit Loan Agreement dated as of March 8, 2006 by and between William Lyon Homes, Inc., a California corporation, and Comerica Bank.
10.64(34)	Amendment Agreement entered into as of February 28, 2008, by and between William Lyon Homes, Inc., a California corporation and Comerica Bank
10.65(39)	Second Amendment Agreement dated as of September 2, 2008, by and between William Lyon Homes, Inc., a California Corporation (“Borrower”), and Comerica Bank (“Lender”).
10.66(40)	Third Amendment Agreement dated as of December 22, 2008, by and between William Lyon Homes, Inc., a California Corporation, and Comerica Bank.
10.67(33)	Loan Agreement dated as of January 30, 2007, by and between East Garrison Partners I, a California limited liability company, and Residential Funding Company, LLC, a Delaware limited liability company.
10.68(33)	Completion Guaranty dated as of January 30, 2007, by and between William Lyon Homes, Inc., a California corporation, and other guarantors in favor of Residential Funding Company, LLC.
10.69(34)	First Amendment to Loan Agreement dated as of February 25, 2008, but effective as of December 31, 2007, by and between East Garrison Partners I, LLC, a California limited liability company, and RFC Construction Funding, LLC, a Delaware limited liability company, as successor in interest to and assignee of Residential Funding Company, LLC., a Delaware limited liability company.
12.1(41)	Statement of computation of ratio of earnings to fixed charges.
21.1(41)	List of Subsidiaries of William Lyon Homes, a Delaware corporation.
31.1(41)	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
31.2(41)	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
32.1(41)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
32.2(41)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Current Report on Form 8-K of William Lyon Homes, a Delaware corporation (the “Company”) filed January 5, 2000 and incorporated herein by this reference.
(2)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-4, and amendments thereto (SEC Registration No. 333-88569), and incorporated herein by this reference.
(3)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.

(4)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 and incorporated herein by this reference
(5)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by this reference.
(6)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by this reference.
(7)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 and incorporated herein by this reference.
(8)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 and incorporated herein by this reference.
(9)	Previously filed as an exhibit to Amendment No. 3 to the Company’s Registration Statement on Form S-4 (File No. 333-114691) filed July 15, 2004 and incorporated herein by this reference.
(10)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by this reference.
(11)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed September 22, 2004 and incorporated herein by this reference.
(12)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed October 18, 2004 and incorporated herein by this reference.
(13)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed November 19, 2004 and incorporated herein by this reference.
(14)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed November 23, 2004 and incorporated herein by this reference.
(15)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (SEC Registration No. 333-121346) filed December 16, 2004 and incorporated herein by this reference.
(16)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 and incorporated herein by this reference.
(17)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by this reference.
(18)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by this reference.
(19)	Previously filed as an exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-4 (SEC Registration No. 333-121346) filed January 10, 2005 and incorporated herein by this reference.
(20)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed November 14, 2005 and incorporated herein by this reference.
(21)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed July 14, 2005 and incorporated herein by this reference.
(22)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.
(23)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed April 3, 2006 and incorporated herein by reference.
(24)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed July 6, 2006 and incorporated herein by reference.
(25)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed August 1, 2006 and incorporated herein by reference.
(26)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed September 27, 2006 and incorporated herein by reference.
(27)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed October 17, 2006 and incorporated herein by reference.
(28)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed October 27, 2006 and incorporated herein by reference.
(29)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed December 11, 2006 and incorporated herein by reference.
(30)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

(31)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on November 15, 2007 and incorporated herein by reference.
(32)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 6, 2007 and incorporated herein by reference.
(33)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 2, 2007 and incorporated herein by reference.
(34)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.
(35)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on May 28, 2008 and incorporated herein by reference.
(36)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on July 10, 2008 and incorporated herein by reference.
(37)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 and incorporated herein by reference.
(38)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on September 24, 2008 and incorporated herein by reference.
(39)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008 and incorporated herein by reference.
(40)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 5, 2009 and incorporated herein by reference.
(41)	Filed herewith.