Form 10-Q
period 2009-03-31
WILLIAM LYON HOMES
filed 2009-05-15
CIK 1095996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

YES  ☐                    NO  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES  ☐                    NO  ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐                    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at May 1, 2009
Common stock, par value $.01	1,000

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

Actual events and results may differ materially from those expressed or forecasted in the forward-looking statements due to a number of factors. The principal factors that could cause the Company’s actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, worsening in general economic conditions either nationally or in regions in which the Company operates, worsening in the markets for residential housing, further decline in real estate values resulting in further impairment of the company’s real estate assets, volatility in the banking industry and credit markets, terrorism or other hostilities involving the United States, whether an ownership change occurred which could, under certain circumstances, have resulted in the limitation of the Company’s ability to offset prior years’ taxable income with net operating losses, changes in home mortgage interest rates, changes in generally accepted accounting principles or interpretations of those principles, changes in prices of homebuilding materials, labor shortages, adverse weather conditions, the occurrence of events such as landslides, soil subsidence and earthquakes that are uninsurable, not economically insurable or not subject to effective indemnification agreements, changes in governmental laws and regulations, whether the Company is able to refinance the outstanding balances of its debt obligations at their maturity, the timing of receipt of regulatory approvals and the opening of projects and the availability and cost of land for future growth. These and other risks and uncertainties are more fully described in Item 1A. “Risk Factors” as contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. While it is impossible to identify all such factors, factors which could cause actual results to differ materially from those estimated by the Company include, but are not limited to, those factors or conditions described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Company’s past performance or past or present economic conditions in the Company’s housing markets are not indicative of future performance or conditions. Investors are urged not to place undue reliance on forward-looking statements. In addition, the Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to projections over time unless required by federal securities law.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements.

WILLIAM LYON HOMES

CONSOLIDATED BALANCE SHEETS

(in thousands except number of shares and par value per share)

ASSETS
	March 31, 2009	December 31, 2008
	(unaudited)
Cash and cash equivalents	$86,492	$67,017
Restricted cash	5,104	5,079
Receivables	11,206	29,985
Income tax refunds receivable	5,104	46,696
Real estate inventories — Notes 2 and 5
Owned	671,852	754,489
Not owned	70,770	107,763
Investments in and advances to unconsolidated joint ventures	1,240	2,769
Property and equipment, less accumulated depreciation of $13,017 and $14,124 at March 31, 2009 and December 31, 2008, respectively	13,889	14,403
Deferred loan costs	5,602	6,264
Other assets	12,117	10,378

	$883,376	$1,044,843

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$10,068	$16,331
Accrued expenses	65,323	62,987
Liabilities from inventories not owned	70,770	80,079
Notes payable — Note 6	158,161	194,629
7 5/8% Senior Notes due December 15, 2012 — Note 6	127,874	133,800
10 3/4% Senior Notes due April 1, 2013 — Note 6	213,210	218,176
7 1/2% Senior Notes due February 15, 2014 — Note 6	124,050	124,300

	769,456	830,302

Stockholders’ equity — Note 8
Common stock, par value $.01 per share; 3,000 shares authorized; 1,000 shares outstanding at March 31, 2008 and December 31, 2007, respectively	—	—
Additional paid-in capital	48,867	48,867
Retained earnings	53,257	122,258
Non-controlling interest — Note 2	11,796	43,416

	113,920	214,541

	$883,376	$1,044,843

See accompanying notes.

WILLIAM LYON HOMES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2009	2008
Operating revenue
Home sales	$56,548	$112,716
Lots, land and other sales	6,532	24,721
Construction services — Note 4	6,259	—

	69,339	137,437

Operating costs
Cost of sales — homes	(50,862)	(107,784)
Cost of sales — lots, land and other — Note 5	(44,262)	(24,885)
Impairment loss on real estate assets — Note 5	(24,171)	(25,200)
Construction services — Note 4	(5,769)	—
Sales and marketing	(4,126)	(11,104)
General and administrative	(6,030)	(6,984)
Other	(1,860)	(1,442)

	(137,080)	(177,399)

Equity in loss of unconsolidated joint ventures	(1,723)	(91)

Operating loss	(69,464)	(40,053)
Interest expense, net of amounts capitalized	(8,712)	(3,166)
Gain on retirement of debt	8,930	—
Other income (loss), net	53	(104)

Loss before benefit for income taxes	(69,193)	(43,323)

Benefit from income taxes — Note 9
Benefit (provision) for income taxes	22	(10)
Recordation of deferred tax assets as a result of revocation of election to be taxed as an “S” corporation for income tax purposes effective January 1, 2008	—	41,602

	22	41,592

Consolidated net loss	(69,171)	(1,731)
Less: Net loss — non-controlling interest	170	925

Net loss attributable to William Lyon Homes	$(69,001)	$(806)

See accompanying notes.

WILLIAM LYON HOMES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2009

(in thousands)

(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Non- Controlling Interest	Total
	Shares	Amount
Balance — December 31, 2008	1	$—	$48,867	$122,258	$43,416	$214,541
Net loss income	—	—	—	(69,001)	(170)	(69,171)
Cancellation of consolidated land banking arrangement determined to be variable interest entity — Note 2	—	—	—	—	(27,684)	(27,684)
Cash distributions to members of consolidated entities	—	—	—	—	(3,766)	(3,766)

Balance — March 31, 2009	1	$—	$48,867	$53,257	$11,796	$113,920

See accompanying notes.

WILLIAM LYON HOMES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2009	2008
Operating activities
Net loss	$(69,171)	$(1,731)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	514	587
Impairment loss on real estate assets	24,171	25,200
Equity in loss of unconsolidated joint ventures	1,723	91
Gain on retirement of debt	(8,930)	—
Benefit for income taxes	(22)	(41,592)
Net changes in operating assets and liabilities:
Restricted cash	(25)	—
Receivables	18,779	12,143
Income tax refunds receivable	41,614	—
Real estate inventories — owned	58,595	31,479
Deferred loan costs	508	679
Other assets	(1,739)	297
Accounts payable	(6,263)	(22,304)
Accrued expenses	2,336	(5,935)

Net cash provided by (used) in operating activities	62,090	(1,086)

Investing activities
Investments in and advances to unconsolidated joint ventures	(194)	(40)
Distributions of capital from unconsolidated joint ventures	—	33
Purchases of property and equipment	—	(17)

Net cash used in investing activities	(194)	(24)

Financing activities
Proceeds from borrowing on notes payable	29,602	192,186
Principal payments on notes payable	(66,070)	(166,952)
Net cash paid for repurchase of Senior Notes	(2,187)	—
Non-controlling interest distributions, net	(3,766)	(2,923)

Net cash (used in) provided by financing activities	(42,421)	22,311

Net increase (decrease) in cash and cash equivalents	19,475	21,201
Cash and cash equivalents — beginning of period	67,017	73,197

Cash and cash equivalents — end of period	$86,492	$94,398

Supplemental disclosures of non-cash items:
Decrease to net real estate inventories not owned and liabilities from inventories not owned	$9,309	$19,521

Decrease to net real estate inventories not owned and non-controlling interests	$27,684	$—

Decrease in principal amount of senior notes due to repurchase	$11,271	$—

See accompanying notes.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 — Basis of Presentation and Significant Accounting Policies

William Lyon Homes, a Delaware corporation, and subsidiaries (the “Company”) are primarily engaged in designing, constructing and selling single family detached and attached homes in California, Arizona and Nevada.

The unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The consolidated financial statements included herein should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The interim consolidated financial statements have been prepared in accordance with the Company’s customary accounting practices. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a presentation in accordance with U.S. generally accepted accounting principles have been included. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

The preparation of the Company’s financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities as of March 31, 2009 and December 31, 2008 and revenues and expenses for the periods presented. Accordingly, actual results could differ materially from those estimates in the near-term.

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

The ability of the Company to meet its covenants and obligations on its indebtedness will depend to a large degree on its future performance which in turn will be subject, in part, to factors beyond its control, such as prevailing economic conditions, either nationally or in regions in which the Company operates, the outbreak of war or other hostilities involving the United States, mortgage and other interest rates, changes in prices of homebuilding materials, weather, the occurrence of events such as landslides, soil subsidence and earthquakes that are uninsurable, not economically insurable or not subject to effective indemnification agreements, availability of labor and homebuilding materials, changes in governmental laws and regulations, the timing of receipt of regulatory approvals and the opening of projects, and the availability and cost of land for future development. The Company cannot be certain that its cash flow will be sufficient to allow it to pay principal and interest on its debt, support its operations and meet its other obligations. If the Company is not able to meet those obligations, it may be required to refinance all or part of its existing debt, sell assets or borrow more money. The Company may not be able to do so on terms acceptable to it, if at all. In addition, the terms of existing or future

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

indentures and credit or other agreements governing the Company’s senior note obligations, revolving credit facilities and other indebtedness may restrict the Company from pursuing any of these alternatives.

The Company designs, constructs and sells a wide range of homes designed to meet the specific needs of each of its markets. The Company conducts its homebuilding operations through four reportable operating segments: Southern California, Northern California, Arizona and Nevada. See Note 3 for further discussion.

The Company evaluates performance and allocates resources primarily based on the operating (loss) income of individual homebuilding projects. Operating (loss) income is defined by the Company as operating revenue less operating costs plus equity in (loss) income of unconsolidated joint ventures less non-controlling interest in income of consolidated entities. Accordingly, operating (loss) income excludes certain expenses included in the determination of net (loss) income.

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

	March 31,
	2009	2008
Warranty liability, beginning of period	$26,394	$30,048
Warranty provision during period	552	1,048
Warranty payments during period	(1,405)	(3,482)
Warranty charges related to pre-existing warranties during period	112	192

Warranty liability, end of period	$25,653	$27,806

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value and establishes a framework for measuring fair value under GAAP. The Company adopted SFAS 157 on January 1, 2008. In February 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-2, Effective Date of FASB Statement No. 157 (“FSP SFAS 157-2”). FSP SFAS 157-2 delayed the effective date of SFAS 157 by one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. FSP SFAS 157-2 became effective for the Company on January 1, 2009. The adoption of SFAS 157 for the Company’s financial assets and liabilities and the adoption of FSP SFAS 157-2 for the Company’s nonfinancial assets and liabilities did not have a material impact on its consolidated financial statements. See Note 7 for further discussion.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51 (“FAS 160”). FAS 160 establishes accounting and reporting standards for a parent company’s non-controlling interest in a subsidiary and for the de-consolidation of a subsidiary. FAS 160 is effective for fiscal years beginning after December 15, 2008. The Company adopted FAS No. 160 on January 1, 2009 which requires the Company to record gains or losses upon changes in control which could have a significant impact on the consolidated financial statements. The adoption of FAS 160 in the current period, did not have a significant impact on the Company’s financial statements. The Company has recorded $11,796,000 and $43,416,000 of non-controlling interest for the periods ended March 31, 2009 and December 31, 2008, respectively, due to the consolidation of certain variable interest entities, as described in Note 2.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

In February 2008, the FASB issued FSP No. 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions (“FSP 140-3”). FSP 140-3 provides guidance on the accounting for a purchase of a financial asset from a counterparty and contemporaneous financing of the acquisition through repurchase agreements with the same counterparty. Under this guidance, the purchase and related financing are linked, unless all of the following conditions are met at the inception of the transaction: (i) the purchase and corresponding financing are not contractually contingent; (ii) the repurchase financing provides recourse; (iii) the financial asset and repurchase financing are readily obtainable in the marketplace and are executed at market rates; and (iv) the maturity of financial asset and repurchase are not coterminous. A linked transaction would require an analysis under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”) to determine whether the transaction meets the requirements for sale accounting. If the linked transaction does not meet sale accounting requirements, the net investment in the linked transaction is to be recorded as a derivative with the corresponding change in fair value of the derivative being recorded through earnings. The value of the derivative would reflect changes in the value of the underlying debt investments and changes in the value of the underlying credit provided by the counterparty. The Company currently presents these transactions gross, with the acquisition of the financial assets in total assets and the related repurchase agreements as financings in total liabilities on the consolidated balance sheet. The interest income earned on the debt investments and interest expense incurred on the repurchase obligations are reported gross on the consolidated income statements. FSP 140-3 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The adoption of FSP 140-3 did not have a material impact on the Company’s financial statements.

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

In December 2008, the FASB issued FASB Staff Position (“FSP”) FAS 140-4 and FIN 46(R)-8, Disclosure by Public Entities (Enterprises) About Transfers of Financial Assets and Interests in Variable Interest Entities. The purpose of the FSP is to promptly improve disclosures by public companies until the pending amendments to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, (“SFAS 140”), and FIN 46R are finalized and approved by the FASB. The FSP amends SFAS 140 to require public companies to provide additional disclosures about transferor’s continuing involvement with transferred financial assets. It also amends FIN 46R by requiring public companies to provide additional disclosures regarding their involvement with variable interest entities. This FSP is effective for the Company’s fiscal year beginning after December 1, 2008. The FSP did not have a material effect on the Company’s consolidated financial statements for the period ending March 31, 2009.

Note 2 — Consolidation of Variable Interest Entities and Non-Controlling Interests

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

Supplemental consolidating financial information of the Company, specifically including information for the joint ventures consolidated under Interpretation No. 46, are presented below to allow investors to determine the nature of assets held and the operations of the consolidated entities. Investments in consolidated entities in the financial statements of wholly-owned entities presented below use the equity method of accounting. Consolidated real estate inventories-owned include land deposits under option agreements or land banking arrangements of $34,834,000 and $47,033,000 at March 31, 2009 and December 31, 2008, respectively.

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

Summary information with respect to the Company’s consolidated and unconsolidated land banking arrangements is as follows as of March 31, 2009 (dollars in thousands):

Total number of land banking projects	1

Total number of lots	625

Total purchase price	$161,465

Balance of lots still under option and not purchased:
Number of lots	324

Purchase price	$70,770

Forfeited deposits if lots are not purchased	$29,555

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

During the three months ended March 31, 2009, the Company abandoned its option deposit in three of its consolidated land banking arrangements in which land purchase commitments were required. Management of the Company determined that the remaining purchase prices of the lots in the arrangements were priced above current market values. In two of these arrangements, the Company reduced real estate inventories-not owned and the related non-controlling interest $27,684,000 for the remaining purchase price of the lots. In the other arrangement, the Company reduced real estate inventories-not owned and liabilities from inventories-not owned $9,309,000 for the remaining purchase price for the lots. The impact of these transactions is reflected in the accompanying consolidated financial statements for the period ended March 31, 2009.

The Company adopted FAS 160 on January 1, 2009, whereby non-controlling interest (previously identified as minority interest) is reclassified as stock- holder’s equity. The Company’s presentation of non-controlling interest is presented in the accompanying balance sheets, statements of operations and statement of stockholder’s equity. The Company has recorded $11,796,000 and $43,416,000 of non-controlling interest for the periods ended March 31, 2009 and December 31, 2008, respectively, due to the consolidation of certain variable interest entities as described above.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET BY FORM OF OWNERSHIP

(in thousands)

	March 31, 2009
	Wholly- Owned	Variable Interest Entities Under Interpretation No. 46	Eliminating Entries	Consolidated Total

ASSETS

Cash and cash equivalents	$84,257	$2,235	$—	$86,492
Restricted cash	5,104	—	—	5,104
Receivables	8,191	3,015	—	11,206
Income tax refund receivable	5,104	—	—	5,104
Real estate inventories
Owned	600,555	71,297	—	671,852
Not owned	70,770	—	—	70,770
Investments in and advances to unconsolidated joint ventures	1,240	—	—	1,240
Investments in consolidated entities	5,627	—	(5,627)	—
Other assets	31,608	—	—	31,608
Intercompany receivables	14	308	(322)	—

	$812,470	$76,855	$(5,949)	$883,376

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued expenses	$72,432	$2,959	$—	$75,391
Liabilities from inventories not owned	70,770	—	—	70,770
Notes payable	102,010	56,151	—	158,161
7 5/8% Senior Notes due December 15, 2012	127,874	—	—	127,874
10 3/4% Senior Notes due April 1, 2013	213,210	—	—	213,210
7 1/2% Senior Notes due February 15, 2014	124,050	—	—	124,050
Intercompany payables	—	322	(322)	—

Total liabilities	710,346	59,432	(322)	769,456
Owners’ capital
William Lyon Homes	—	5,627	(5,627)	—
Non-controlling interest	—	11,796	(11,796)	—
Stockholders’ equity	102,124	—	11,796	113,920

	$812,470	$76,855	$(5,949)	$883,376

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET BY FORM OF OWNERSHIP

(in thousands)

	December 31, 2008
	Wholly- Owned	Variable Interest Entities Under Interpretation No. 46	Eliminating Entries	Consolidated Total

ASSETS

Cash and cash equivalents	$62,770	$4,247	$—	$67,017
Restricted cash	5,079	—	—	5,079
Receivables	20,696	9,289	—	29,985
Income tax refunds receivable	46,696	—	—	46,696
Real estate inventories
Owned	681,609	72,880	—	754,489
Not owned	80,079	27,684	—	107,763
Investments in and advances to unconsolidated joint ventures	2,769	—	—	2,769
Investments in consolidated entities	7,200	—	(7,200)	—
Other assets	31,045	—	—	31,045
Intercompany receivables	382	375	(757)	—

	$938,325	$114,475	$(7,957)	$1,044,843

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued expenses	$72,367	$6,951	$—	$79,318
Liabilities from inventories not owned	80,079	—	—	80,079
Notes payable	138,478	56,151	—	194,629
7 5/8% Senior Notes due December 15, 2012	133,800	—	—	133,800
10 3/4% Senior Notes due April 1, 2013	218,176	—	—	218,176
7 1/2% Senior Notes due February 15, 2014	124,300	—	—	124,300
Intercompany payables	—	757	(757)	—

Total liabilities	767,200	63,859	(757)	830,302
Owners’ capital
William Lyon Homes	—	7,200	(7,200)	—
Non-controlling interest	—	43,416	(43,416)	—
Stockholders’ equity	171,125	—	43,416	214,541

	$938,325	$114,475	$(7,957)	$1,044,843

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS BY FORM OF OWNERSHIP

(in thousands)

	Three Months Ended March 31, 2009
	Wholly- Owned	Variable Interest Entities Under Interpretation No. 46	Elimination Entries	Consolidated Total
Operating revenue
Sales	$61,220	$1,860	$—	$63,080
Management fees	90	—	(90)	—
Construction Services	6,259	—	—	6,259

	67,569	1,860	(90)	69,339

Operating costs
Cost of sales	(93,761)	(1,453)	90	(95,124)
Loss on impairment of real estate assets	(24,171)	—	—	(24,171)
Construction Services	(5,769)	—	—	(5,769)
Sales and marketing	(3,921)	(205)	—	(4,126)
General and administrative	(6,008)	(22)	—	(6,030)
Other	(1,860)	—	—	(1,860)

	(135,490)	(1,680)	90	(137,080)

Equity in loss of unconsolidated joint ventures	(1,723)	—	—	(1,723)

Equity in loss of consolidated entities	240	—	(240)	—

Operating (loss) income	(69,404)	180	(240)	(69,464)
Interest expense, net of amounts capitalized	(8,712)	—	—	(8,712)
Gain on Extinguishment of Debt	8,930	—	—	8,930
Other income (loss), net	163	(110)	—	53

(Loss) income before benefit from income taxes	(69,023)	70	(240)	(69,193)
Benefit from income taxes	22	—	—	22

Net (loss) income before non-controlling interest	(69,001)	70	(240)	(69,171)
Net loss-non-controlling interest	—	—	170	170

Net loss attributable to William Lyon Homes	$(69,001)	$70	$(70)	$(69,001)

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS BY FORM OF OWNERSHIP

(in thousands)

	Three Months Ended March 31, 2008
	Wholly- Owned	Variable Interest Entities Under Interpretation No. 46	Elimination Entries	Consolidated Total
Operating revenue
Sales	$149,546	$5,233	$(17,342)	$137,437
Management fees	214	—	(214)	—

	149,760	5,233	(17,556)	137,437

Operating costs
Cost of sales	(144,275)	(5,950)	17,556	(132,669)
Loss on impairment of real estate assets	(25,200)	—	—	(25,200)
Sales and marketing	(10,510)	(594)	—	(11,104)
General and administrative	(6,938)	(46)	—	(6,984)
Other	(1,442)	—	—	(1,442)

	(188,365)	(6,590)	17,556	(177,399)

Equity in loss of unconsolidated joint ventures	(91)	—	—	(91)

Equity in loss of consolidated entities	(394)	—	394	—

Operating loss	(39,090)	(1,357)	394	(40,053)
Interest expense, net of amounts capitalized	(3,166)	—	—	(3,166)
Other (loss) income, net	(142)	38	—	(104)

Loss before benefit from income taxes	(42,398)	(1,319)	394	(43,323)
Benefit from income taxes	41,592	—	—	41,592

Net loss before non-controlling interest	(806)	(1,319)	394	(1,731)
Net loss – non-controlling interest	—	—	925	925

Net loss attributable to William Lyon Homes	$(806)	$(1,319)	$1,319	$(806)

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

Note 3 — Segment Information

The Company operate two principal businesses: Homebuilding and financial services (consisting of mortgage origination and escrow services operations). In accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), the Company has determined that each of its operating divisions and its financial services operations are its operating segments. Corporate is a non-operating segment.

The Company’s homebuilding operations design, construct and sell a wide range of homes designed to meet the specific needs of each of it markets. In accordance with the aggregation criteria defined in SFAS 131, the Company’s homebuilding operating segments have been grouped into four reportable segments: Southern California, consisting of operations in Orange, Los Angeles, Riverside, San Bernardino and San Diego counties; Northern California, consisting of operations in Contra Costa, Sacramento, Placer, Monterey and Stanislaus counties; Arizona, consisting of operations in the Phoenix, Arizona metropolitan area: and Nevada, consisting of operations in the Las Vegas, Nevada metropolitan area.

The Company’s mortgage origination operations provided mortgage financing to the Company’s homebuyers in substantially all of the markets in which the Company operates. The Company’s escrow services operations provide escrow processing services to the Company’s homebuyers in substantially all of the markets in which the Company operates. The Company’s financial services segment did not meet the materiality thresholds which would require disclosure for the periods ended March 31, 2009 and 2008, and accordingly, is not separately reported. In addition, the Company’s mortgage origination operations were discontinued effective March 2009.

Corporate is a non-operating segment that develops and implements strategic initiatives and supports the Company’s operating divisions by centralizing key administrative functions such as finance and treasury, information technology, risk management and litigation, and human resources.

Segment financial information relating to the Company’s homebuilding operations was as follows:

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Homebuilding revenues:
Southern California	$28,383	$67,132
Northern California	11,858	18,491
Arizona	7,230	11,127
Nevada	9,077	15,966

Total homebuilding	$56,548	$112,716

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Homebuilding pretax (loss) income:
Southern California	$(17,232)	$(11,627)
Northern California	(36,907)	(25,535)
Arizona	(1,440)	(650)
Nevada	(20,296)	(1,780)
Corporate	6,682	(3,731)

Total homebuilding	$(69,193)	$(43,323)

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

Homebuilding pretax (loss) income includes the following pretax inventory impairment charges recorded in the following segments:

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Inventory impairments
Southern California	$450	$2,797
Northern California	6,144	22,403
Nevada	17,577	—

Total homebuilding	$24,171	$25,200

Homebuilding pretax (loss) income includes the following pretax loss on sales of lots, land and other recorded in the following segments:

	Three Months Ended March 31, 2009
	Southern California	Northern California	Arizona	Nevada	Total
	(in thousands)
(Loss) Gain on sales of lots, land and other
Operating revenue	$—	$—	$6,532	$—	$6,532
Operating costs	(9,316)	(28,568)	(6,378)	—	(44,262)

(Loss) Gain on sales of lots, land and other	$(9,316)	$(28,568)	$154	$—	$(37,730)

	Three Months Ended March 31, 2008
	Southern California	Northern California	Arizona	Nevada	Total
	(in thousands)
Loss on sales of lots, land and other
Operating revenue	$24,721	$—	$—	$—	$24,721
Operating costs	(24,848)	—	(37)	—	(24,885)

Loss on sales of lots, land and other	$(127)	$—	$(37)	$—	$(164)

	March 31, 2009	December 31, 2008
	(in thousands)
Homebuilding assets:
Southern California	$359,251	$393,754
Northern California	92,627	162,730
Arizona	188,683	193,796
Nevada	113,649	134,146
Corporate(1)	129,166	160,417

Total homebuilding assets	$883,376	$1,044,843

(1)	Comprised primarily of cash and receivables.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

Note 4 — Construction Services

The Company accounts for construction management agreements using the Percentage of Completion Method in accordance with Statement of Position 81-1 Accounting for Performance of Construction-Type and Certain Production-Type Contracts, (“SOP 81-1”). Under SOP 81-1, the Company records revenues and expenses as work on a contract progresses, and based on the percentage of costs incurred to date compared to the total estimated costs of the contract.

The Company entered into construction management agreements with various affiliates of one of its joint venture equity partners to build and market homes on behalf of the affiliates in 5 separate communities. For such services, the Company will receive fees (generally 5 percent of the sales price, as defined) and may, under certain circumstances, receive additional compensation if certain financial thresholds are achieved. In addition, in October 2008, the Company entered into a contract to build apartment units for a related party at a contract price of $13,481,000, which includes the Company’s fee of $529,000. For more information on this agreement, see Note 8.

Based on the provisions of SOP 81-1, the Company has recorded construction services revenues and expenses of $6,259,000 and $5,769,000, respectively, for the three months ended March 31, 2009, in the accompanying consolidated statement of operations.

Note 5 — Real Estate Inventories

Real estate inventories consist of the following (in thousands):

	March 31, 2009	December 31, 2008
Inventories owned: (1)
Deposits	$34,834	$47,033
Land and land under development	423,785	477,249
Homes completed and under construction	138,608	146,838
Model homes	74,625	83,369

Total	$671,852	$754,489

Inventories not owned: (2)
Variable interest entities — land banking arrangement	$70,770	$27,684
Other land options contracts	—	80,079

Total inventories not owned	$70,770	$107,763

(1)	The Company has temporarily suspended development, sales and marketing activities at certain of its projects which are in various stages of development. Management of the Company has concluded that this strategy is necessary under the prevailing market conditions and would allow the Company to market the properties at some future time when market conditions may have improved. The Company has incurred costs related to the thirteen projects of $191,886,000 as of March 31, 2009, of which $92,046,000 is included in Land and land under development, $62,057,000 is included in Homes completed and under construction and $37,783,000 is included in Model homes.
(2)	Includes the consolidation of a land banking arrangement determined to be a VIE under Interpretation No. 46 in which the company is considered the primary beneficiary (See Note 2 for further discussion). Amounts are net of deposits.

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

Under the provisions of Statement No. 144, the Company is required to make certain assumptions to estimate undiscounted future cash flows of a project, which include: (i) estimated sales prices, including sales incentives, (ii) anticipated sales absorption rates and sales volume, (iii) project costs incurred to date and the estimated future costs of the project based on the project budget, (iv) the carrying costs related to the time a project is actively selling until it closes the final unit in the project, and (v) alternative strategies including selling the land to a third party or temporarily suspending development at the project. Each project has different assumptions and is based on management’s assessment of the current market conditions that exist in each project location. The Company’s assumptions include moderate absorption increases in certain projects in 2009. In addition, the Company has assumed some moderate reduction in sales incentives in certain projects in certain markets in 2009.

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

Management assesses land deposits for impairment when estimated land values are deemed to be less than the agreed upon contract price. The Company considers changes in market conditions, the timing of land purchases, the

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

ability to renegotiate with land sellers the terms of the land option contracts in question, the availability and best use of capital, and other factors. The Company records abandoned land deposits and related preacquisition costs in cost of sales-lots, land and other in the consolidated statement of operations in the period that it is abandoned. During the three months ended March 31, 2009, the Company recorded $37,900,000 related to abandoned land deposits and related pre-acquisition costs.

The following table summarizes inventory impairments recorded during the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands)
Inventory impairments related to:
Land under development and homes completed and under construction	$10,818	$8,060
Land held for sale or sold	13,353	17,140

Total inventory impairments	$24,171	$25,200

Number of projects impaired during the period	11	7

Number of projects assessed for impairment during the period	69	94

These charges were included in impairment loss on real estate assets in the accompanying consolidated statements of operations (See Note 3 for a detail of impairment by segment). The impairment charges recorded during the periods noted above stemmed from lower home prices which were driven by increased incentives and discounts resulting from weakened demand experienced from 2006 through 2009. The Company may incur impairment on real estate inventories in the future, if the homebuilding industry continues to experience the deteriorating market conditions identified above.

Note 6 — Senior Notes

As of March 31, 2009, the Company had the following outstanding 7 5 /8% Senior Notes due 2012, 10 3/4% Senior Notes due 2013 and 7 1/2% Senior Notes due 2014 (collectively, the “Senior Notes”) (in thousands):

7 5/8% Senior Notes due December 15, 2012	$127,874
10 3/4% Senior Notes due April 1, 2013	213,210
7 1/2% Senior Notes due February 15, 2014	124,050

$465,134

On April 13, 2009, the Company announced that its wholly-owned subsidiary, William Lyon Homes, Inc., a California corporation, (“California Lyon”), commenced a cash tender offer (the “Tender Offer”) to purchase the maximum aggregate principal amount of its outstanding Senior Notes that it can purchase for $40,000,000 at a purchase price per $1,000 principal amount determined in accordance with a modified “Dutch Auction” procedure, on the terms and subject to the conditions set forth in its Offer to Purchase dated April 13, 2009 (the “Offer to Purchase”). On May 8, 2009, the Tender Offer was extended until May 22, 2009.

California Lyon will pay accrued and unpaid interest on all Senior Notes tendered and accepted for payment in the Tender Offer from the last interest payment date to, but not including, the date on which the Senior Notes are purchased.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

7 5/8% Senior Notes

On November 22, 2004, California Lyon closed its offering of $150,000,000 principal amount of 7 5/8% Senior Notes due December 15, 2012 (the “7 5/8% Senior Notes”). The notes were sold pursuant to Rule 144A. The notes were issued at par resulting in net proceeds to the Company of approximately $148,500,000. Interest on the 7 5/8% Senior Notes is payable semi-annually on December 15 and June 15 of each year. Based on the current outstanding principal amount of the 7 5/8% Senior Notes, the Company’s semi-annual interest payments are $4,875,000.

The 7 5/8% Senior Notes are redeemable at the option of California Lyon, in whole or in part, at a redemption price equal to 100% of the principal amount plus a premium declining ratably to par, plus accrued and unpaid interest, if any. In 2009, the Company purchased, in privately negotiated transactions, $5.9 million principal amount of its outstanding 7 5/8% Senior Notes at a cost of $1.0 million, plus accrued interest. The net gain resulting from the purchase, after giving effect to amortization of related deferred loan costs was $4.9 million.

10 3/4% Senior Notes

California Lyon filed a Registration Statement on Form S-3 with the Securities and Exchange Commission for the sale of $250,000,000 of Senior Notes due 2013 (the “10 3/4% Senior Notes”) which became effective on March 12, 2003. The offering closed on March 17, 2003 and was fully subscribed and issued. The notes were issued at a price of 98.493% to the public, resulting in net proceeds to the Company of approximately $246,233,000. The purchase price reflected a discount to yield 11% under the effective interest method and the notes have been reflected net of the unamortized discount in the accompanying consolidated balance sheet. Interest on the 10 3/4% Senior Notes is payable on April 1 and October 1 of each year. Based on the current outstanding principal amount of the 10 3/4% Senior Notes, the Company’s semi-annual interest payments are $11,551,000.

The 10 3/ 4% Senior Notes are redeemable at the option of California Lyon, in whole or in part, at a redemption price equal to 100% of the principal amount plus a premium declining ratably to par, plus accrued and unpaid interest, if any. In 2009, the Company purchased, in privately negotiated transactions, $5.1 million principal amount of its outstanding 10 3/4% Senior Notes at a cost of $1.1 million, plus accrued interest. The net gain resulting from the purchase, after giving effect to amortization of related deferred loan costs was $3.9 million.

7 1/2% Senior Notes

On February 6, 2004, California Lyon closed its offering of $150,000,000 principal amount of 7 1/2% Senior Notes due 2014 (the “7 1/2% Senior Notes”). The notes were sold pursuant to Rule 144A and outside the United States to non-U.S. persons in reliance on Regulation S. The notes were issued at par, resulting in net proceeds to the Company of approximately $147,600,000. Interest on the 7 1/2% Senior Notes is payable on February 15 and August 15 of each year. Based on the current outstanding principal amount of 7 1/2% Senior Notes the Company’s semi-annual interest payments are $4,652,000.

The 7 1/2% Senior Notes are redeemable at the option of California Lyon, in whole or in part, at a redemption price equal to 100% of the principal amount plus a premium declining ratably to par, plus accrued and unpaid interest, if any. In 2009, the Company purchased, in privately negotiated transactions, $0.3 million principal amount of its outstanding 7 1/2% Senior Notes at a cost of $0.01 million plus accrued interest. The net gain resulting from the purchase, after giving effect to amortization of related deferred loan costs was $0.1 million.

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

If the Company’s consolidated tangible net worth falls below $75,000,000 for any two consecutive fiscal quarters, California Lyon will be required to make an offer to purchase up to 10% of each class of Senior Notes originally issued at a purchase price equal to 100% of the principal amount, plus accrued and unpaid interest, if any. As of and for the three months ended March 31, 2009, the Company is in compliance with the covenants under its Senior Notes. The Company can give no assurance that it will remain in compliance with the financial covenants under its Senior Notes under current market conditions, and, if market conditions continue to deteriorate, the Company’s prospects for remaining in compliance with these covenants will be further impacted.

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

At March 31, 2009, the Company had approximately $158,161,000 of secured indebtedness (excluding approximately $113,217,000 of secured indebtedness of consolidated entities — see Note 2) and approximately $30,325,000 of additional secured indebtedness available to be borrowed under the Company’s credit facilities, as limited by the Company’s borrowing base formulas.

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONSOLIDATING BALANCE SHEET

March 31, 2009

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
ASSETS
Cash and cash equivalents	$—	$83,492	$419	$2,581	$—	$86,492
Restricted cash	—	5,104	—	—	—	5,104
Receivables	—	7,249	942	3,015	—	11,206
Income tax refund receivable	—	5,104	—	—	—	5,104
Real estate inventories
Owned	—	600,555	—	71,297	—	671,852
Not Owned	—	70,770	—	—	—	70,770
Investments in and advances to unconsolidated joint ventures	—	1,240	—	—	—	1,240
Property and equipment, net	—	2,074	11,815	—	—	13,889
Deferred loan costs	—	5,602	—	—	—	5,602
Other assets	—	10,912	1,205	—	—	12,117
Investments in subsidiaries	102,124	5,871	—	—	(107,995)	—
Intercompany receivables	—	—	197,769	308	(198,077)	—

	$102,124	$797,973	$212,150	$77,201	$(306,072)	$883,376

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$—	$6,733	$376	$2,959	$—	$10,068
Accrued expenses	—	64,376	845	102	—	65,323
Liabilities from inventories not owned	—	70,770	—	—	—	70,770
Notes payable	—	102,010	—	56,151	—	158,161
7 5/8% Senior Notes	—	127,874	—	—	—	127,874
10 3/4% Senior Notes	—	213,210	—	—	—	213,210
7 1/2% Senior Notes	—	124,050	—	—	—	124,050
Intercompany payables	—	197,755	—	322	(198,077)	—

Total liabilities	—	906,778	1,221	59,534	(198,077)	769,456
Stockholders’ equity (deficit)	102,124	(108,805)	210,929	17,667	(107,995)	113,920

	$102,124	$797,973	$212,150	$77,201	$(306,072)	$883,376

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONSOLIDATING BALANCE SHEET

December 31, 2008

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
ASSETS
Cash and cash equivalents	$—	$59,285	$2,898	$4,834	$—	$67,017
Restricted cash	—	5,079	—	—	—	5,079
Receivables	—	13,081	7,615	9,289	—	29,985
Income tax refunds receivable	—	46,696	—	—	—	46,696
Real estate inventories
Owned	—	681,609	—	72,880	—	754,489
Not owned	—	107,763	—	—	—	107,763
Investments in and advances to unconsolidated joint ventures	—	2,769	—	—	—	2,769
Property and equipment, net	—	2,264	12,139	—	—	14,403
Deferred loan costs	—	6,264	—	—	—	6,264
Other assets	—	9,139	1,239	—	—	10,378
Investments in subsidiaries	171,125	7,677	—	—	(178,802)	—
Intercompany receivables	—	—	195,801	375	(196,176)	—

	$171,125	$941,626	$219,692	$87,378	$(374,978)	$1,044,843

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$—	$9,078	$294	$6,959	$—	$16,331
Accrued expenses	—	61,625	1,260	102	—	62,987
Liabilities from inventories not owned	—	80,079	—	—	—	80,079
Notes payable	—	132,209	6,269	56,151	—	194,629
7 5/8% Senior Notes	—	133,800	—	—	—	133,800
10 3/4% Senior Notes	—	218,176	—	—	—	218,176
7 1/2% Senior Notes	—	124,300	—	—	—	124,300
Intercompany payables	—	195,419	—	757	(196,176)	—

Total liabilities	—	954,686	7,823	63,969	(196,176)	830,302
Stockholders’ equity (deficit)	171,125	(13,060)	211,869	23,409	(178,802)	214,541

	$171,125	$941,626	$219,692	$87,378	$(374,978)	$1,044,843

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended March 31, 2009

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$53,990	$7,230	$1,860	$—	$63,080
Construction services	—	6,259	—	—	—	6,259
Management fees	—	90	—	—	(90)	—

	—	60,339	7,230	1,860	(90)	69,339

Operating costs
Cost of sales	—	(86,943)	(6,818)	(1,453)	90	(95,124)
Loss on impairment of real estate assets	—	(24,171)	—	—	—	(24,171)
Construction services	—	(5,769)	—	—	—	(5,769)
Sales and marketing	—	(3,429)	(492)	(205)	—	(4,126)
General and administrative	—	(5,912)	(96)	(22)	—	(6,030)
Other	—	(1,860)	—	—	—	(1,860)

	—	(128,084)	(7,406)	(1,680)	90	(137,080)

Equity in loss of unconsolidated joint ventures	—	(1,723)	—	—	—	(1,723)

(Loss) income from subsidiaries	(69,001)	(324)	—	—	69,325	—

Operating (loss) income	(69,001)	(69,792)	(176)	180	69,325	(69,464)
Interest expense, net of amounts capitalized	—	(8,712)	—	—	—	(8,712)
Gain on retirement of debt	—	8,930	—	—	—	8,930
Other income (loss), net	—	423	(252)	(118)	—	53

Loss before benefit for income taxes	(69,001)	(69,151)	(428)	62	69,325	(69,193)
Benefit from income taxes	—	22	—	—	—	22

Consolidated net loss	(69,001)	(69,129)	(428)	62	69,325	(69,171)
Less: Net loss—non-controlling interest	—	—	—	—	170	170

Net loss attributable to William Lyon Homes	$(69,001)	$(69,129)	$(428)	$62	$69,495	$(69,001)

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended March 31, 2008

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$121,477	$10,727	$5,233	$—	$137,437
Management fees	—	214	—	—	(214)	—

	—	121,691	10,727	5,233	(214)	137,437

Operating costs
Cost of sales	—	(117,133)	(9,800)	(5,950)	214	(132,669)
Loss on impairment of real estate assets	—	(25,200)	—	—	—	(25,200)
Sales and marketing	—	(9,756)	(754)	(594)	—	(11,104)
General and administrative	—	(6,826)	(112)	(46)	—	(6,984)
Other	—	(1,442)	—	—	—	(1,442)

	—	(160,357)	(10,666)	(6,590)	214	(177,399)

Equity in loss of unconsolidated joint ventures	—	(91)	—	—	—	(91)

(Loss) income from subsidiaries	(806)	(612)	3	—	1,415	—

Operating (loss) income	(806)	(39,369)	64	(1,357)	1,415	(40,053)
Interest expense, net of amounts capitalized	—	(3,166)	—	—	—	(3,166)
Other income (loss), net	—	417	(558)	37	—	(104)

Loss before benefit from income taxes	(806)	(42,118)	(494)	(1,320)	1,415	(43,323)
Benefit income taxes	—	41,592	—	—	—	41,592

Consolidated net loss	806	(526)	(494)	(1,320)	1,415	(1,731)
Less: Net loss—non-controlling interest	—	—	—	—	925	925

Net loss attributable to William Lyon Homes	$(806)	$(526)	$(494)	$(1,320)	$2,340	$(806)

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2009

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating activities
Net loss	$(69,001)	$(69,129)	$(428)	$62	$69,325	$(69,171)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	169	345	—	—	514
Impairment loss on real estate assets	—	24,171	—	—	—	24,171
Equity in loss of unconsolidated joint ventures	—	1,723	—	—	—	1,723
Gain on retirement of debt	—	(8,930)	—	—	—	(8,930)
Equity in earnings (loss) of subsidiaries	69,001	324	—	—	(69,325)	—
Benefit from income taxes	—	(22)	—	—	—	(22)
Net changes in operating assets and liabilities:
Restricted cash	—	(25)	—	—	—	(25)
Receivables	—	5,832	6,673	6,274	—	18,779
Income tax refund receivable	—	41,614	—	—	—	41,614
Real estate inventories—owned	—	57,012	—	1,583	—	58,595
Deferred loan costs	—	508	—	—	—	508
Other assets	—	(1,773)	34	—	—	(1,739)
Accounts payable	—	(2,345)	82	(4,000)	—	(6,263)
Accrued expenses	—	2,751	(415)	—	—	2,336

Net cash provided by (used in) operating activities	—	51,880	6,291	3,919	—	62,090

Investing activities
Net change in investment in and advances to unconsolidated joint ventures	—	(194)	—	—	—	(194)
Purchases of property and equipment	—	21	(21)	—	—	—
Investments in subsidiaries	—	1,482	—	—	(1,482)	—
Advances to affiliates	—	(26,616)	—	—	26,616	—

Net cash provided by (used in) investing activities	—	(25,307)	(21)	—	25,134	(194)

Financing activities
Proceeds from borrowings on notes payable	—	18,250	11,352	—	—	29,602
Principal payments on notes payable	—	(48,449)	(17,621)	—	—	(66,070)
Net cash paid for retirement of senior notes	—	(2,187)	—	—	—	(2,187)
Minority interest contributions, net	—	—	—	—	(3,766)	(3,766)
Advances to affiliates	—	30,020	(1,968)	(368)	(27,684)	—
Intercompany receivables/payables	—	—	(512)	(5,804)	6,316	—

Net cash provided by (used in) financing activities	—	(2,366)	(8,749)	(6,172)	(25,134)	(42,421)

Net (decrease) increase in cash and cash equivalents	—	24,207	(2,479)	(2,253)	—	19,475
Cash and cash equivalents at beginning of period	—	59,285	2,898	4,834	—	67,017

Cash and cash equivalents at end of period	$—	$83,492	$419	$2,581	$—	$86,492

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2008

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating activities
Net loss	$(806)	$(526)	$(494)	$(1,320)	$1,415	$(1,731)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	—	229	358	—	—	587
Impairment loss on real estate assets	—	25,200	—	—	—	25,200
Equity in loss of unconsolidated joint ventures	—	91	—	—	—	91
Equity in earnings (loss) of subsidiaries	806	612	(3)	—	(1,415)	—
Benefit from income taxes	—	(41,592)	—	—	—	(41,592)
Net changes in operating assets and liabilities:
Receivables	—	15,627	(3,505)	21	—	12,143
Intercompany receivables/payables	—	—	(2,134)	1,450	684	—
Real estate inventories—owned	—	27,717	—	3,762	—	31,479
Deferred loan costs	—	679	—	—	—	679
Other assets	—	407	(110)	—	—	297
Accounts payable	—	(21,795)	(49)	(460)	—	(22,304)
Accrued expenses	—	(3,410)	(493)	(2,032)	—	(5,935)

Net cash provided by (used in) operating activities	—	3,239	(6,430)	1,421	684	(1,086)

Investing activities
Net change in investment in and advances to unconsolidated joint ventures	—	(7)	—	—	—	(7)
Purchases of property and equipment	—	(9)	(8)	—	—	(17)
Investments in subsidiaries	—	12,038	—	—	(12,038)	—
Advances to affiliates	—	901	—	—	(901)	—

Net cash provided by (used in) investing activities	—	12,923	(8)	—	(12,939)	(24)

Financing activities
Proceeds from borrowings on notes payable	—	112,170	70,124	9,892	—	192,186
Principal payments on notes payable	—	(100,180)	(66,772)	—	—	(166,952)
Minority interest contributions, net	—	—	—	—	(2,923)	(2,923)
Advances to affiliates	—	—	—	(15,178)	15,178	—

Net cash provided by (used in) financing activities	—	11,990	3,352	(5,286)	12,255	22,311

Net increase (decrease) in cash and cash equivalents	—	28,152	(3,086)	(3,865)	—	21,201
Cash and cash equivalents at beginning of period	—	55,412	6,931	10,854	—	73,197

Cash and cash equivalents at end of period	$—	$83,564	$3,845	$6,989	$—	$94,398

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

Note 7 — Fair Value of Financial Instruments

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value and establishes a framework for measuring fair value under GAAP. The Company adopted SFAS 157 on January 1, 2008. In accordance with Statement No. 157, the Company is required to disclose the estimated fair value of financial instruments. As of March 31, 2009, the Company used the following assumptions to estimate the fair value of each type of financial instrument for which it is practicable to estimate:

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

•	Senior Notes Payable — The senior notes are publicly traded over the counter and their fair values were based on quotes from industry sources.

The estimated fair values of financial instruments are as follows at March 31, 2009:

	Carrying Amount	Fair Value
	(in thousands)
Financial assets:
Cash and equivalents	$86,492	$86,492
Financial liabilities:
Revolving credit facilities	$44,944	$44,945
Construction Notes payable	$113,217	$91,441
7 5/8% Senior Notes due 2012	$127,874	$36,246
10 3/4% Senior Notes due 2013	$213,210	$21,089
7 1/2% Senior Notes due 2014	$124,050	$21,739

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

Note 8 — Related Party Transactions

On October 26, 2000, the Company’s Board of Directors (with Messrs. William Lyon and William H. Lyon abstaining) approved the purchase of 579 lots for a total purchase price of $12,581,000 from an entity controlled by William Lyon and William H. Lyon. In addition to the purchase price, one-half of the net profits in excess of six percent from the development were to be paid to the seller (“Profit Participation”). As of December 31, 2008, all lots were purchased under this agreement. In addition, the total amount of profit participation that has been paid through March 31, 2009 is $14,015,000.

On December 27, 2007, the Company sold certain land in San Diego County, California for $12,000,000 in cash to a limited liability company owned indirectly by Frank T. Suryan, Jr. as Trustee for the Suryan Family Trust. Mr. Suryan is Chairman and Chief Executive Officer of Lyon Capital Ventures, a company wholly-owned by Frank T. Suryan, Jr., General William Lyon, Chairman and Chief Executive Officer of the Company, and a trust whose sole beneficiary is William H. Lyon, President and Chief Operating Officer of the Company. The Company received a report from a third-party valuation and financial advisory services firm as to the reasonableness of the sales price in the transaction. Further, the transaction was unanimously approved by all independent members of the Board of Directors. In October 2008, in a separately negotiated transaction from the sale of the land to the limited liability company owned indirectly by the Suryan Family Trust (the “Owner”), the Company was contracted by and for the Owner to build apartment units for a contract price of $13,481,000, which includes the Company’s contractor fee of $529,000. As described in Note 4 — Construction Services, the Company accounts for this transaction based on the percentage of completion method, and recorded construction services revenue of $4,375,000 and construction services costs of $4,202,000 during the three months ended March 31, 2009.

For the three months ended March 31, 2009 and 2008, the Company incurred reimbursable on-site labor costs of $69,000 and $54,000, respectively, for providing customer service to real estate projects developed by entities controlled by William Lyon and William H. Lyon, and $86,000 and $18,000 was due to the Company at March 31, 2009 and December 31, 2008, respectively, for reimbursable on-site labor costs.

For the three months ended March 31, 2009 and 2008, the Company incurred charges of $197,000 and $189,000, respectively related to rent on its corporate office, from a trust of which William H. Lyon is the sole beneficiary.

Effective September 1, 2004, the Company entered into an aircraft consulting and management agreement with an affiliate (the “Affiliate”) of William Lyon to operate and manage the Company’s aircraft. The terms of the agreement provide that the Affiliate shall consult and render its advice and management services to the Company with respect to all functions necessary to the operation, maintenance and administration of the aircraft. The Company’s business plan for the aircraft includes (i) use by Company executives for traveling on Company business to the Company’s divisional offices and other destinations, (ii) charter service to outside third parties and (iii) charter service to William Lyon personally. Charter services for outside third parties are contracted for at market rates. As compensation to the Affiliate for its management and consulting services under the agreement, the Company pays the Affiliate a fee equal to (i) the amount equal to 107% of compensation paid by the affiliate for the pilots supplied pursuant to the agreement, (ii) $50 per operating hour for the aircraft and (iii) $9,000 per month for hangar rent. In addition, all maintenance work, inspections and repairs performed by the Affiliate on the aircraft are charged to the Company at the Affiliate’s published rates for maintenance, inspections and repairs in effect at the time such work is completed. The total compensation paid to the Affiliate under the agreement amounted to $230,000 and $225,000, respectively for the three months ended March 31, 2009 and 2008, respectively.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

Effective July 1, 2006, General William Lyon entered into a time sharing agreement (“the Agreement”) with the Company pertaining to his personal use of the aircraft. The agreement calls for General Lyon to reimburse the company for all costs incurred by the Company during his personal flights plus a surcharge on fuel consumption of two times the cost. Pursuant to the agreement, the Company had earned revenue of $14,000 and $107,000 for charter services provided to William Lyon personally, during the three months ended March 31, 2009 and 2008, respectively, and $18,000 and $16,000 was due to the Company at March 31, 2009 and December 31, 2008, respectively.

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

Note 9 — Income Taxes

Effective January 1, 2008, the Company and its shareholders made a revocation of the “S” corporation election. As a result of this revocation, the Company will be taxed as a “C” corporation. The shareholders will not be able to elect “S” corporation status for at least five years. The revocation of the “S” corporation election will allow taxable losses generated in 2008 to be carried back to the 2006 “C” corporation year. As a result of the change in tax status, the Company recorded a deferred tax asset and related income tax benefit of $41,602,000 as of January 1, 2008. The recorded deferred tax asset reflects the tax refund for the anticipated carry back of the estimated 2008 tax loss to 2006. In January 2009, the Company received the tax refund for the amount of the deferred tax asset.

Effective January 1, 2007, the company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be considered “more-likely-than-not” to be sustained upon examination by taxing authorities. The Company has taken positions in certain taxing jurisdictions for which it is more likely than not that previously unrecognized tax benefits will be recognized. In addition, the Company has elected to recognize interest and penalties related to uncertain tax positions in the income tax provision. In accordance with the provisions of FIN 48, effective January 1, 2007, the Company recorded an income tax refund receivable of $5,654,000 and recognized the associated tax benefit as an increase in additional paid-in capital. In connection therewith, the Company recorded interest receivable of $1,122,000 and recognized the associated tax benefit as an increase in retained earnings. At December 31, 2008 and March 31, 2009, the Company has no unrecognized tax benefits.

In compliance with the Company’s election to recognize interest income (expense) and penalties related to uncertain tax positions in the income tax provision, $32,000 of interest income related to the income tax refund

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

receivable, recorded under the provisions of FIN 48, is included in the benefit from income taxes of $22,000 for the three months ended March 31, 2009.

In addition, as of January 1, 2009, the Company has unused built-in losses of $19,414,000 which are available to offset future income and expire between 2010 and 2011. The utilization of these losses is limited to $3,883,000 of taxable income per year; however, any unused losses in any year may be carried forward for utilization in future years through 2010 and 2011. The maximum cumulative unused built-in loss that may be carried forward through 2010 and 2011 is $11,526,000 and $7,888,000, respectively. The Company’s ability to utilize the foregoing tax benefits will depend upon the amount of its future taxable income and may be limited under certain circumstances.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is subject to U.S. federal income tax examination for calendar tax years ending 2005 through 2008. The Company is subject to various state income tax examinations for calendar tax years ending 2004 through 2008.

The Company is currently under income tax examination by the Internal Revenue Service regarding amended tax returns for the years ended December 31, 2002 and 2003. During 2007, the Company completed state income tax examinations in the states of California and Arizona for the years ended December 31, 2002 and 2003 with no significant adjustments.

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

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

On April 20, 2006, the California court denied the request of plaintiff in the California Action to enjoin the Tender Offer. Plaintiff filed a motion to certify a class in the California Action which was later taken off calendar, and the Company filed a motion to stay the California Action. On July 5, 2006, the California Court granted the Company’s motion to stay the California Action. Pending resolution of all matters in the Delaware Action.

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

As of March 31, 2009, the Company had $15,355,000 of outstanding irrevocable standby letters of credit to guarantee the Company’s financial obligations under certain land banking arrangements, joint venture agreements and other contractual arrangements in the normal course of business. The beneficiary may draw upon these letters of credit in the event of a contractual default by the Company relating to each respective obligation. These letters of credit generally have a stated term of 12 months and have varying maturities through 2010, at which time the Company may be required to renew the letters of credit to coincide with the term of the respective arrangement.

The Company also had outstanding performance and surety bonds of $129,907,000 at March 31, 2009 related principally to its obligations for site improvements at various projects. The Company does not believe that draws upon these bonds, if any, will have a material effect on the Company’s financial position, results of operations or cash flows.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

WILLIAM LYON HOMES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The following discussion of results of operations and financial condition should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1, as well as the information presented in the Annual Report on Form 10-K for the year ended December 31, 2008.

Results of Operations

Beginning in 2006 and continuing through 2009, the homebuilding industry has experienced continued decreased demand for housing and sales prices have continued to decline. These conditions were the result of a continued erosion of homebuyer confidence which was driven by increasing foreclosures, increases in unemployment, limited availability of mortgage financing due to stress in the mortgage and credit markets, and increased levels of housing inventory in the market. As discussed in detail below, the decline in demand has resulted in a decrease in new home orders, home closings, home sales revenue and average sales prices for the Company.

Comparisons of Three Months Ended March 31, 2009 to March 31, 2008

On a consolidated basis, the number of net new home orders for the three months ended March 31, 2009 decreased 51% to 182 homes from 371 homes for the three months ended March 31, 2008. The number of homes closed on a consolidated basis for the three months ended March 31, 2009, decreased 38% to 188 homes from 303 homes for the three months ended March 31, 2008. On a consolidated basis, the backlog of homes sold but not closed as of March 31, 2009 was 234, down 33% from 347 homes a year earlier, and down 3% from 240 homes at December 31, 2008.

Homes in backlog are generally closed within three to six months. The dollar amount of backlog of homes sold but not closed on a consolidated basis as of March 31, 2009 was $74.1 million, down 48% from $141.9 million as of March 31, 2008 and down 8% from $80.8 million as of December 31, 2008. The cancellation rate of buyers who contracted to buy a home but did not close escrow at the Company’s projects was approximately 27% during the three months ended March 31, 2009 compared to 26% during the three months ended March 31, 2008. The inventory of completed and unsold homes was 69 homes as of March 31, 2009, down from 80 homes at December 31, 2008.

The average number of sales locations during the quarter ended March 31, 2009 was 29, down 48% from 56 in the comparable period a year ago. In addition, the Company has temporarily suspended the development of thirteen projects, which will be re-opened when management believes economic conditions stabilize. The Company’s number of new home orders per average sales location decreased to 6.3 for the quarter ended March 31, 2009 as compared to 6.6 for the quarter ended March 31, 2008.

	Three Months Ended March 31,		Increase (Decrease)
	2009	2008	Amount	%
Number of Net New Home Orders
Southern California	85	188	(103)	(55)%
Northern California	33	61	(28)	(46)%
Arizona	30	51	(21)	(41)%
Nevada	34	71	(37)	(52)%

Total	182	371	(189)	(51)%

Cancellation Rate	27%	26%	1%

Each of the Company’s homebuilding segments experienced declines in net new home orders during the 2009 period. Net new home orders during the 2009 period in each of the Company’s segments were negatively impacted by the unstable economic conditions and continued down-turn in the homebuilding industry.

Cancellation rates during the 2009 period increased to 27% from 26% during the 2008 period. The change includes a decrease in the cancellation rate in Southern California to 23% in the 2009 period from 29% in the 2008 period, in Northern California to 31% in the 2009 period from 24% in the 2008 period, in Arizona to 21% in the 2009 period from 24% in the 2008 period and in Nevada to 36% in the 2009 period from 21% in the 2008 period. The rates continue to reflect the impact of the uncertain economic conditions and the lack of homebuyer confidence is consistent in all markets.

	Three Months Ended March 31,		Increase (Decrease)
	2009	2008	Amount	%
Average Number of Sales Locations
Southern California	11	28	(17)	(61)%
Northern California	5	13	(8)	(62)%
Arizona	4	4	—	—%
Nevada	9	11	(2)	(18)%

Total	29	56	(27)	(48)%

The average number of sales locations decreased in each homebuilding segment during the 2009 period primarily due to (i) management’s on-going efforts to manage cash outflows through, among other things, limiting the purchase of new lots, (ii) temporarily suspending the development of certain projects throughout the Company and (iii) the close-out of projects.

	March 31,		Increase (Decrease)
	2009	2008	Amount	%
Backlog (units)
Southern California	143	189	(46)	(24)%
Northern California	44	49	(5)	(10)%
Arizona	27	72	(45)	(63)%
Nevada	20	37	(17)	(46)%

Total	234	347	(113)	(33)%

The Company’s backlog at March 31, 2009 decreased 33% from levels at March 31, 2008, primarily resulting from a deterioration in demand for new homes. The decrease in backlog during this period reflects a decrease in net new order activity of 51% to 182 homes in the 2009 period compared to 371 homes in the 2008 period and a decrease in the number of homes closed by 38% to 188 in the 2009 period from 303 in the 2008 period.

	March 31,		Increase (Decrease)
	2009	2008	Amount	%
Backlog (dollars in thousands)
Southern California	$52,495	$99,614	$(47,119)	(47)%
Northern California	12,364	16,995	(4,631)	(27)%
Arizona	4,669	14,887	(10,218)	(69)%
Nevada	4,594	10,406	(5,812)	(56)%

Total	$74,122	$141,902	$(67,780)	(48)%

The dollar amount of backlog of homes sold but not closed as of March 31, 2009 was $74.1 million, down 48% from $141.9 million as of March 31, 2008. The significant decrease in backlog during this period reflects a decrease in net new order activity of 51% to 182 homes in the 2009 period compared to 371 homes in the 2008 period. In addition, the dollar amount of backlog is affected by recent average sales prices for new home orders, and the Company experienced a decrease of 23% in the average sales price of homes in backlog to $316,700 as of March 31, 2009 compared to $408,900 as of March 31, 2008. An increase in the Company’s cancellation rates generally has an adverse effect on the Company’s backlog.

In Southern California, the dollar amount of backlog decreased 47% to $52.5 million as of March 31, 2009 from $99.6 million as of March 31, 2008, which is attributable to a decrease of 55% in net new home orders in Southern California to 85 homes in the 2009 period compared to 188 homes in the 2008 period, and a decrease of 30% in the average sales price of homes in backlog to $367,100 as of March 31, 2009 compared to $527,100 as of March 31, 2008. In Southern California, the cancellation rate decreased to 23% for the period ended March 31, 2009 from 29% for the period ended March 31, 2008.

In Northern California, the dollar amount of backlog was $12.4 million as of March 31, 2009 and $17.0 million as of March 31, 2008, which is attributable to a decrease of 46% in net new home orders in Northern California to 33 homes in the 2009 period compared to 61 homes in the 2008 period and a decrease of 19% in the average sales price of homes in backlog to $281,000 as of March 31, 2009 compared to $346,800 as of March 31, 2008. In Northern California the cancellation rate increased to 31% for 2009 period from 24% for the 2008 period.

In Arizona, the dollar amount of backlog decreased 69% to $4.7 million as of March 31, 2009 from $14.9 million as of March 31, 2008, which is attributable to a decrease of 41% in net new home orders in Arizona to 30 homes in the 2009 period compared to 51 homes in the 2008 period, and a decrease of 16% in the average sales price of homes in backlog to $172,900 as of March 31, 2009 compared to $206,800 as of March 31, 2008. In Arizona, the cancellation rate decreased to 21% for the 2009 period from 24% for the 2008 period.

In Nevada, the dollar amount of backlog decreased 56% to $4.6 million as of March 31, 2009 from $10.4 million as of March 31, 2008, which is attributable to a decrease of 52% in net new home orders in Nevada to 34 homes in the 2009 period compared to 71 homes in the 2008 period, and a decrease of 18% in the average sales price of homes in backlog to $229,700 as of March 31, 2009 compared to $281,000 as of March 31, 2008. In Nevada, the cancellation rate increased to 36% for the period from 21% for the 2008 period .

The decrease in the dollar amount of backlog of homes sold but not closed as described above generally results in a reduction in operating revenues in the subsequent period as compared to the previous period. Revenue from sales of homes decreased 50% to $56.5 million during the 2009 period from $112.7 million during the 2008 period. A decrease in homebuilding revenues on a project basis is a potential indicator for impairment. If current market prices and home values continue to decrease and cancellation rates increase in the future, the Company’s revenue and liquidity would likely be negatively impacted, and the Company may be required to assess its homebuilding assets for further impairment.

	Three Months Ended March 31,		Increase (Decrease)
	2009	2008	Amount	%
Number of Homes Closed
Southern California	76	141	(65)	(46)%
Northern California	37	55	(18)	(33)%
Arizona	37	46	(9)	(20)%
Nevada	38	61	(23)	(38)%

Total	188	303	(115)	(38)%

During the 2009 period, the number of homes closed decreased 38%. The number of homes closed during the year was impacted by the uncertain economic conditions and continued down-turn in the homebuilding industry.

	Three Months Ended March 31,		Increase (Decrease)
	2009	2008	Amount	%
Home Sales Revenue
Southern California	$28,383	$67,132	$(38,749)	(58)%
Northern California	11,858	18,491	(6,633)	(36)%
Arizona	7,230	11,127	(3,897)	(35)%
Nevada	9,077	15,966	(6,889)	(43)%

Total	$56,548	$112,716	$(56,168)	(50)%

The decrease in homebuilding revenue of 50% to $56.5 million during the 2009 period from $112.7 million during the 2008 period is primarily attributable to a decrease in the number of homes closed to 188 during the 2009 period from 303 during the 2008 period and a decrease in the average sales price of homes closed to $300,800 during the 2009 period from $372,000 during the 2008 period.

	Three Months Ended March 31,		Increase (Decrease)
	2009	2008	Amount	%
Average Sales Price of Homes Closed
Southern California	$373,500	$476,100	$(102,600)	(22)%
Northern California	320,500	336,200	(15,700)	(5)%
Arizona	195,400	241,900	(46,500)	(19)%
Nevada	238,900	261,700	(22,800)	(9)%

Total	$300,800	$372,000	$(71,200)	(19)%

The average sales price of homes closed during the 2009 period decreased in each segment due to increased levels of sales incentives in response to lower demand for new homes, increased levels of competition, and increased home foreclosure levels. In addition, in Southern California, the Company is experiencing a change in product mix for actively selling projects.

	Three Months Ended March 31,		Increase (Decrease)
	2009	2008
Homebuilding Gross Margin Percentage
Southern California	11.6%	2.9%	8.7%
Northern California	8.4%	2.8%	5.6%
Arizona	8.7%	13.7%	(5.0)%
Nevada	8.4%	5.7%	2.2%

Total	10.1%	4.4%	5.7%

Homebuilding gross margin percentage during the 2009 period increased to 10.1% from 4.4% during the 2008 period which is primarily attributable to a decrease in the average sales price of homes closed of 19% from $372,000 in the 2008 period to $300,800 in the 2009 period partially offset by a 24% decrease in the average cost per home closed to $270,500 in the 2009 period from $355,700 in the 2008 period.

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

Lots, Land and Other

Land sales revenue was $6.5 million during the 2009 period, related to an opportunistic land sale in Arizona, compared with $24.7 million during the 2008 period. During the three months ended March 31, 2009 and 2008, the Company recorded gross margin related to land sales of $(37.7) million and $(0.2) million, respectively. Included in these amounts are the write-off of land deposits and pre-acquisition costs of $37.9 million and $0.1 million, respectively, related to future projects which the Company has concluded are not currently economically viable. The write-off of land deposits and pre-acquisition costs of $37.9 million recorded during the three months ended March 31, 2009 are attributable to projects held in three of its land banking arrangements. Management of the Company determined that the remaining purchase prices of the lots in the arrangements were priced above current market values.

Construction Services Revenue

Construction services revenue, which is all recorded in Southern California, was $6.3 million in the 2009 period with no comparable amount in the 2008 period. See Note 4 to “Notes to Consolidated Financial Statements” for further discussion.

	Three Months Ended March 31,		Increase (Decrease)
	2009	2008
Impairment Loss on Real Estate Assets
Land under development and homes completed and under construction
Southern California	$450	$2,797	$(2,347)
Northern California	6,144	5,263	881
Nevada	4,224	—	4,224

Total	$10,818	$8,060	$2,758

Land Held-for-Sale or Sold
Northern California	$—	$17,140	$(17,140)
Nevada	13,353	—	13,353

Total	13,353	17,140	(3,787)

Total Impairment Loss on Real Estate Assets	$24,171	$25,200	$(1,029)

The Company evaluates homebuilding assets for impairments when indicators of potential impairments are present. Given the current market conditions in the homebuilding industry, the Company evaluates all homebuilding assets for impairments each quarter. Indicators of potential impairment include, but are not limited to, a decrease in housing market values and sales absorption rates.

The impairment loss related to land under development and homes completed and under construction incurred during the three months ended March 31, 2009, primarily resulted from decreases in home sales prices, due to increased sales incentives, and the continued deterioration in the homebuilding industry. In addition, during the 2009 period, the Company used discount rates in the estimated discounted cash flow assessments of 17% to 23%. These rates are due to an increase in risks and uncertainties in the homebuilding industry due to the on-going deterioration in the market value of land and homes as well as homebuyer confidence in the economy.

The impairment loss related to land held-for-sale or sold in the 2009 and 2008 periods primarily resulted from significant decreases in the fair market values of new homes being sold, as this has caused corresponding declines in the fair market values of land held by the Company. Also contributing to these impairments was the decision that the best economic value to the Company of these lots was to sell them in their current condition as opposed to holding the lots and eventually building and selling homes. The Company continues to evaluate land values to determine whether to hold for development or to sell at current prices, which may lead to additional impairment on real estate assets.

	Three Months Ended March 31,		Increase (Decrease)
	2009	2008	Amount	%
Sales and Marketing Expenses
Homebuilding
Southern California	$1,838	$6,727	$(4,889)	(73)%
Northern California	1,037	2,279	(1,242)	(54)%
Arizona	505	770	(265)	(34)%
Nevada	746	1,328	(582)	(44)%

Total	$4,126	$11,104	$(6,978)	(63)%

Sales and marketing expense decreased $7.0 million to $4.1 million in the 2009 period from $11.1 million in the 2008 period primarily due to (i) a decrease of $1.5 million in sales model operating costs and (ii) a decrease of $2.8 million in advertising, due to the decrease in the number of models and a decrease in the average number of sales locations to 29 in the 2009 period from 56 in the 2008 period. In addition, direct selling expenses decreased approximately $2.7 million, including $1.4 million in outside broker commissions due to the reduction in units closed of 38% and reduction in revenue from home sales of 50% in 2009 as compared to 2008.

	Three Months Ended March 31,		Increase (Decrease)
	2009	2008	Amount	%
General and Administrative Expenses
Homebuilding
Southern California	$1,569	$1,565	$4	—%
Northern California	704	857	(153)	(18)%
Arizona	641	1,144	(503)	(44)%
Nevada	677	630	47	7%
Corporate	2,439	2,788	(349)	(13)%

Total	$6,030	$6,984	$(954)	(14)%

General and administrative expenses decreased $1.0 million, or 14%, in the 2009 period to $6.0 million from $7.0 million in the 2008 period as a result of cost reduction strategies implemented by management. As the number of active projects and the number of sales orders continues to decline, the Company has reduced staffing levels to support current operations.

Other Items

Other operating costs increased to $1.9 million in the 2009 period compared to $1.4 million in the 2008 period. The increase is due to property tax expense incurred on projects in which development is temporarily suspended of $1.7 million in the 2009 period, with no comparable amount in the 2008 period. In addition, operating losses realized by golf course operations increased to $0.2 million in the 2009 period from $0.3 million in the 2008 period.

Equity in loss of unconsolidated joint ventures increased to $1.7 million in the 2009 period from $0.1 million in the 2008 period.

Minority equity in loss of consolidated entities decreased to minority equity in loss of $0.2 million in the 2009 period compared to minority equity in loss of $0.9 million in the 2008 period.

In 2009, the Company purchased, in privately negotiated transactions, $11.3 million principal amount of its outstanding Senior Notes at a cost of $2.2 million, plus accrued interest. The net gain resulting from the purchase, after giving effect to amortization of related deferred loan costs was $8.9 million.

During the 2009 period, the Company incurred interest related to its outstanding debt of $12.6 million and capitalized $3.9 million, resulting in net interest expense of $8.7 million, compared to interest incurred of $18.1 million and capitalized interest of $14.9 million resulting in net interest expense of $3.2 million in the 2008 period.

	Three Months Ended March 31,		Increase (Decrease)
	2009	2008	Amount	%
(Loss) Income Before Benefit for Income Taxes
Homebuilding
Southern California	$(17,232)	$(11,627)	$(5,065)	(48)%
Northern California	(36,907)	(25,535)	(11,372)	(45)%
Arizona	(1,440)	(650)	(790)	(122)%
Nevada	(20,296)	(1,780)	(18,516)	(1040)%
Corporate	6,682	(3,731)	10,413	279%

Total	$(69,193)	$(43,323)	$(25,870)	(60)%

In Southern California, loss before benefit for income taxes increased 48% to $(17.2) million in the 2009 period from $ (11.6) million in the 2008 period. The decrease in loss is primarily attributable to (i) a decrease in revenues from home sales to $28.4 million in the 2009 period, from $67.1 million in the 2008 period and (ii) the abandonment of land deposits and pre-acquisition costs at certain of the Company’s projects of $9.3 million with no comparable amount in the 2008 period, offset by (iii) a decrease in impairment loss on real estate assets to $0.5 million in the 2009 period, from $2.8 million in the 2008 period and (iv) a decrease in sales and marketing expense to $1.8 million in the 2009 period from $6.7 million in the 2008 period.

In Northern California, loss before benefit for income taxes increased 45% to $(36.9) million in the 2009 period from $(25.5) million in the 2008 period. The increase in loss is primarily attributable to (i) a decrease in revenues from home sales to $11.9 million in the 2009 period from $18.5 million in the 2008 period and (ii) the abandonment of land deposits and pre-acquisition costs at certain of the Company’s projects of $28.6 million in the 2009 period with no comparable amount in the 2008 period, offset by (iii) a decrease in impairment loss on real estate assets to $6.1 million in the 2009 period from $22.7 million in the 2008 period and a decrease in sales and marketing expense to $1.0 million in the 2009 period from $2.3 million in the 2008 period.

In Arizona, (loss) income before benefit (provision) for income taxes decreased to a loss of $(1.4) million in the 2009 period from loss of $(0.7) million in the 2008 period. The change is primarily attributable to (i) a decrease in revenues from home sales to $7.2 million in the 2009 period from $11.1 million in the 2008 period offset by a decrease in sales and marketing expense to $0.5 million in the 2009 period from $0.8 million in the 2008 period.

In Nevada, (loss) income before benefit (provision) for income taxes decreased 1040% to $(20.3) million in the 2009 period from $(1.8) million in the 2008 period. The decrease in loss is primarily attributable to (i) a decrease in revenues from home sales to $9.1 million in the 2009 period from $16.0 million in the 2008 period and an increase in impairment loss on real estate assets to $17.6 million in the 2009 period with no comparable amount in the 2008 period, offset by (iii) a decrease in sales and marketing expense to $0.8 million in the 2009 period from $1.3 million in the 2008 period.

Income Taxes

In compliance with the Company’s election to recognize interest income and penalties related to uncertain tax positions in the income tax provision, $32,000 of interest income related to the income tax refund receivable, recorded under the provisions of FIN 48, is included in the benefit from income taxes of $22,000 for the three months ended March 31, 2009.

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

Net Loss

As a result of the foregoing factors, net loss for the three months ended March 31, 2009 was $69.0 million compared to net loss for the three months ended March 31, 2008 of $0.8 million.

	March 31,		Increase (Decrease)
	2009	2008	Amount	%
Lots Owned and Controlled
Lots Owned
Southern California	1,490	2,238	(748)	(33)%
Northern California	899	1,708	(809)	(47)%
Arizona	5,564	6,180	(616)	(10)%
Nevada	2,801	2,995	(194)	(6)%

Total	10,754	13,121	(2,367)	(18)%

Lots Controlled(1)
Southern California	406	534	(128)	(24)%
Arizona	713	328	385	117%

Total	1,119	862	257	30%

Total Lots Owned and Controlled	11,873	13,983	(2,110)	(15)%

(1)	Lots controlled may be purchased by the Company as consolidated projects or may be purchased by newly formed joint ventures.

Financial Condition and Liquidity

The Company provides for its ongoing cash requirements principally from internally generated funds from the sales of real estate, outside borrowings and by forming new joint ventures with venture partners that provide a substantial portion of the capital required for certain projects. The Company currently has outstanding 7 5/8% Senior Notes due 2012, 10 3/4% Senior Notes due 2013 and 7 1/2% Senior Notes due 2014 and maintains secured revolving credit facilities (“Revolving Credit Facilities”). The Company has financed, and may in the future finance, certain projects and land acquisitions with construction loans secured by real estate inventories, seller provided financing and land banking transactions. The Company believes that its current borrowing capacity and increases reasonably available to it, cash on hand, income tax refund and anticipated net cash flows from operations are and will be sufficient to meet its current and reasonably anticipated liquidity needs on both a near-term and long-term basis (and in any event for the next twelve months) for funds to build homes and run its day-to-day operations.

Beginning in 2006 and continuing into 2009, the homebuilding industry has experienced continued decreased demand for housing. These conditions were the result of a continued erosion of homebuyer confidence which was driven by increases in unemployment, limited availability of mortgage financing due to stress in the mortgage and credit markets, price instability, increasing foreclosures and increased levels of housing inventory in the market. The decline in demand has resulted in a decrease in new home orders, home closings, home sales revenue and average sales prices for the Company. During the three months ended March 31, 2009 and 2008 the Company incurred impairment losses on real estate assets amounting to $24.2 million and $25.2 million, respectively. The Company was required to write down the book value of certain real estate assets in accordance with Statement No. 144, as defined in Note 5 of “Notes to Consolidated Financial Statements”.

In response to the declining demand for housing in the homebuilding industry, and the resulting decrease in homebuilding revenues of 50% from the three months ended March 31, 2009 to the three months ended March 31, 2008, the management of the Company shifted its strategy to focus on generating positive cash flow, reducing overall debt levels and improving liquidity. The management of the Company intends to manage cash flow by reducing inventory levels and expenditures for temporarily suspended projects. During the 2009 period, the Company generated $62.1 million of cash flows from operations and repaid a net $36.5 million of notes payable. In addition, the Company repurchased $11.3 million of principal outstanding Senior Notes for a net purchase price of $2.2 million, plus accrued interest. The net gain resulting from the purchase, after giving effect to amortization of related deferred loan costs was $8.9 million. This repurchase will reduce future interest payments by approximately $1.1 million per year.

The undrawn available borrowings on the Company’s Revolving Credit Facilities decreased to $30.3 million at March 31, 2009, down from $68.5 million as of March 31, 2008. The Company expects that the availability under the Revolving Credit Facilities will fluctuate in the future as a result of paydowns when homes close and as new phases of construction are started and added to the borrowing base. In addition, as the credit and capital markets stabilize in the future, the Company would expect to utilize a portion of its cash on hand to fund future construction which would cause the availability under the Revolving Credit Facilities to increase. In addition, the Company has reduced its total commitment under the facilities to $135.0 million as of March 31, 2009, from $185.0 million as of December 31, 2008, to reduce its fees paid on unused commitments. Further, the Company received a federal income tax refund of $41.6 million in January 2009 as a result of the carryback of estimated 2008 tax losses to 2006.

There is no assurance, however, that future cash flows will be sufficient to meet the Company’s future capital needs. The amount and types of indebtedness that the Company may incur may be limited by the terms of the indentures and credit or other agreements governing the Company’s senior note obligations, revolving credit facilities and other indebtedness.

The Company has suspended development, sales and marketing activities at thirteen of its projects which are in the early stages of development. The Company has concluded that this strategy was necessary under the prevailing market conditions and believes that it will allow the Company to market the properties at some future time when market conditions may have improved.

Senior Notes

On April 13, 2009, the Company announced that is wholly-owned subsidiary, William Lyon Homes, Inc. (“California Lyon”), commenced a cash tender offer to purchase the maximum aggregate principal amount of its outstanding 7 5/8% Senior Notes due 2012, 10 3/4% Senior Notes due 2013 and 7 1/ 2% Senior Notes due 2014 (collectively, the “Senior Notes”) that it can purchase for $40 million in cash. The purpose of the tender offer is to significantly reduce the principal amount of its outstanding Senior Notes, which would reduce future interest incurred by the Company. See Note 6 of Notes to Consolidated Financial Statement for further discussion.

Interest on the 7 5/8 % Senior Notes is payable semi-annually on December 15 and June 15 of each year. Based on the current outstanding principal amount of the 7 5/8% Senior Notes of $127.9 million, the Company’s semi-annual interest payments are $4.9 million.

Interest on the 10 3/4% Senior Notes is payable on April 1 and October 1 of each year. Based on the current outstanding principal amount of the 10 3/4% Senior Notes of $213.2 million, the Company’s semi-annual interest payments are $11.6 million.

Interest on the 7 1/2 % Senior Notes is payable on February 15 and August 15 of each year. Based on the current outstanding principal amount of 7 1/2 % Senior Notes of $124.1 million, the Company’s semi-annual interest payments are $4.7 million.

At March 31, 2009, the Company had approximately $158.2 million of secured indebtedness (excluding approximately $113.2 million of secured indebtedness of consolidated entities) and approximately $30.3 million of additional secured indebtedness available to be borrowed under the Company’s credit facilities, as limited by the Company’s borrowing base formulas.

Revolving Credit Facilities

As of March 31, 2009, the Company has six revolving credit facilities which have an aggregate maximum loan commitment of $135.0 million, with maturities at various dates as follows:

Loan Commitment Amount (in millions)	Balance Outstanding at March 31, 2009 (in millions)	Undrawn Availability at March 31, 2009 (in millions)	Initial Maturity Date(1)
$15.0	$7.9	$6.4	April 2009(2)
10.0	5.8	—	May 2009(2)
30.0	7.7	3.7	July 2009
20.0	6.7	3.9	September 2009
30.0	9.5	11.5	December 2009
30.0	7.3	4.8	December 2009

$135.0	$44.9	$30.3

(1)	After the initial maturity date, additional advances may be obtained to complete previously approved projects subject to all other requirements for advances under the borrowing base. Repayments of borrowed amounts are required at the time a sold house closes escrow or at the time a house must be removed from the borrowing base. The final maturity date would generally be twelve months after the initial maturity date.

(2)	The initial maturity date has expired on this facility, and amounts outstanding are due within 12 months of this date.

The revolving credit facilities have similar characteristics. The Company may borrow amounts, subject to applicable borrowing base and concentration limitations, as defined. During the last year of the term of each facility, the commitment amount will decrease ratably until the commitment under each facility is reduced to zero by the final maturity date, as defined in each respective agreement.

Availability under each Revolving Credit Facility is subject not only to the maximum amount committed under the respective facility, but also to both various borrowing base and concentration limitations. The borrowing base limits lender advances to certain agreed percentages of asset value. The allowed percentage generally increases as the asset progresses from land under development to residence subject to contract of sale. Advances for each type of collateral become due in whole or in part, subject to possible re-borrowing, and/or the collateral becomes excluded from the borrowing base, after a specified period or earlier upon sale. Concentration limitations further restrict availability under the credit facilities. The effect of these borrowing base and concentration limitations essentially is to mandate minimum levels of the Company’s investment in a project, with higher percentages of investment required at earlier phases of a project, and with greater absolute dollar amounts of investment required as a project progresses. Each Revolving Credit Facility is secured by deeds of trust on the real property and improvements thereon owned by the Company in the subdivision project(s) approved by the respective lender, as well as pledges of all net sale proceeds, related contracts and other ancillary property. Also, each Revolving Credit Facility includes financial covenants, which may limit the amount that may be borrowed thereunder. Outstanding advances bear interest at various rates, which approximate the prime rate. As of March 31, 2009, $44.9 million was outstanding under these Revolving Credit Facilities, with a weighted-average interest rate of 5.287%, and the undrawn availability was $30.3 million as limited by the borrowing base formulas. Interest on the revolving credit facilities is calculated on the average, outstanding daily balance and is paid following the end of each month. During the three months ended March 31, 2009, the Company borrowed $18.3 million and repaid $45.3 million under these facilities. The maximum amount outstanding was $65.3 million and the weighted average borrowings were $59.6 million during the three months ended March 31, 2009. Interest incurred on the Revolving Credit Facilities for the three months ended March 31, 2009 was $0.7 million. The Company routinely makes borrowings under its Revolving Credit Facilities in the ordinary course of business within the maximum aggregate loan commitment amounts to fund its operations, including its land acquisition and home building activities, and repays such borrowings, as required by the Revolving Credit Facilities, with the net sales proceeds of sales of the real property, including homes, which secure the applicable Revolving Credit Facility.

Under the modified revolving credit facilities as described above, the Company is required to comply with a number of covenants, the most restrictive of which require Delaware Lyon to maintain:

•	A tangible net worth, as defined, of $90.0 million; and

•	Minimum liquidity, as defined, of at least $30.0 million.

As of and for the three months ending March 31, 2009, the Company is in compliance with the covenants under its revolving credit facilities. Effective January 1, 2010, the Company will be required to maintain a ratio of total liabilities to tangible net worth, as defined under each Revolving Credit Facility.

The Company can give no assurance that it will remain in compliance with the financial covenants in its Revolving Credit Facilities under current market conditions, and, if market conditions continue to deteriorate, the Company’s prospects for remaining in compliance with these covenants will be further impacted. If the Company cannot continue to meet the financial thresholds described above, the lenders under the Revolving Credit Facilities would need to provide the Company with additional covenant relief if the Company is to avoid future noncompliance with these financial covenants. If the Company is unable to obtain requested covenant relief or is unable to obtain a waiver for any covenant non-compliance, the Company could be prohibited from making further borrowings under the Revolving Credit Facilities and the Company’s obligation to repay indebtedness under the Revolving Credit Facilities and the Senior Notes could be accelerated. The Company can give no assurance that in such an event, the Company would have, or be able to obtain, sufficient funds to pay all debt that the Company would be required to repay.

The Company’s covenant compliance for the Revolving Credit Facilities at March 31, 2009 is detailed in the table set forth below:

Covenant and Other Requirements	Actual at March 31, 2009	Covenant Requirements at March 31, 2009
Tangible Net Worth (1)	$108.3	≥ $90.0
Minimum Liquidity	$116.8	≥ $30.0

(1)	Tangible Net Worth was calculated based on the stated amount of stockholders’ equity less intangible assets of $5.6 million as of March 31, 2009.

Construction Notes Payable

At March 31, 2009, the Company had construction notes payable amounting to $113.2 million. The construction notes have various maturity dates through 2017 and bear interest at rates ranging from prime plus 0.25% to prime plus 1.00% at March 31, 2009. Interest is calculated on the average daily balance and is paid following the end of each month.

The Company is the sole member of Lyon East Garrison Company I, LLC which is a member with Woodman Development Company, LLC (the “Members”) in East Garrison Partners I, LLC (the “LLC”). The LLC has a non-recourse construction note payable with an outstanding balance of $56.2 million as of March 31, 2009 related to the acquisition and development of real estate in Monterey County, California. In addition to the non-recourse construction note payable, the Company and affiliates of the other Member entered into a completion guaranty. The construction note payable is secured by the underlying land parcel, which contains approximately 1,400 buildable lots, of which the Members had the right to purchase 600 lots each and 200 lots were to be sold to a third party.

Based on general economic conditions and the current real estate markets, the Members of the LLC and the construction note lender determined to temporarily suspend further entitlement and development of the project, at which time it was agreed that certain site improvements would be completed in order to prepare and protect the site for a delay of approximately two years. The Company and affiliates of the other Member of the LLC believed that the completion of these site improvements satisfied the obligation under the completion guaranty. The lender agreed to fund the revised budgeted site improvements which the LLC had completed. However the lender stopped funding for the improvements, which left the LLC with unpaid invoices. During this same period, the LLC received several letters from the lender alleging default under the construction loan agreement which the Members contended were invalid based on previous discussions.

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

Revolving Mortgage Warehouse Credit Facilities

The Company, through its mortgage subsidiary and one of its unconsolidated joint ventures, had entered into two revolving mortgage warehouse credit facilities with banks to fund its mortgage origination operations. The original credit facility, provided for revolving loans of up to $22.5 million outstanding. The Company’s mortgage subsidiary and one of its unconsolidated joint ventures entered into an additional $20.0 million credit facility. Mortgage loans are generally held for a short period of time and are typically sold to investors within 7 to 15 days following funding. The facilities are secured by substantially all of the assets of each of the borrowers, including the mortgage loans held for sale, all rights of each of the borrowers with respect to contractual obligations of third party investors to purchase such mortgage loans, and all proceeds of sale of such mortgage loans. At March 31, 2009, the outstanding balance under these facilities was paid down to zero in conjunction with the winding down of operations of the Company’s mortgage subsidiaries.

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

In addition, the Company participates in one land banking arrangement, which is not a VIE in accordance with Interpretation No. 46, but is consolidated in accordance with SFAS No. 49, Accounting for Product Financing Arrangements, (“FAS 49”). Under the provisions of FAS 49, the Company has determined it is economically compelled, based on certain factors, to purchase the land in the land banking arrangement, and therefore, must record the remaining purchase price of the land of $70.8 million, which is included in real estate inventories not owned and liabilities from inventories not owned in the accompanying balance sheet.

See Note 2 of “Notes to Consolidated Financial Statements” for detail of the Company’s land banking arrangements.

During the three months ended March 31, 2009, the Company abandoned its option deposit in three of its land banking arrangements in which land purchase commitments are required. Management of the Company determined that the remaining purchase prices of the lots in the arrangements were priced above current market values. In two of these arrangements, the Company reduced real estate inventories-not owned and the related non-controlling interest by $27.7 million for the remaining investment in this project. In the other arrangement, the Company reduced real estate inventories-not owned and liabilities from inventories-not owned by $9.3 million for the remaining investment in this project. The impact of these transactions is reflected in the accompanying consolidated financial statements as of the period ending March 31, 2009.

Joint Venture Financing

The Company and certain of its subsidiaries are general partners or members in joint ventures involved in the development and sale of residential projects. As described more fully in Note 2 of “Notes to Consolidated Financial Statements”, in accordance with Interpretation No. 46 certain joint ventures have been determined to be variable interest entities in which the Company is considered the primary beneficiary. Accordingly, the assets, liabilities and operations of these joint ventures have been consolidated with the Company’s financial statements. The financial statements of joint ventures in which the Company is not considered the primary beneficiary are not consolidated with the Company’s financial statements. The Company’s investments in unconsolidated joint ventures are accounted for using the equity method because the Company has a 50% or less voting or economic interest (and thus such joint ventures are not controlled by the Company). Income allocations and cash distributions to the Company from the unconsolidated joint ventures are based on predetermined formulas between the Company and its joint venture partners as specified in the applicable partnership or operating agreements. The Company generally receives, after partners’ priority returns and returns of partners’ capital, approximately 50% of the profits and cash flows from joint ventures. See Note 2 of “Notes to Consolidated Financial Statements” for condensed combined financial information for the joint ventures whose financial statements have been consolidated with the Company’s financial statements. Based upon current estimates, substantially all future development and construction costs incurred by the joint ventures will be funded by the venture partners or from the proceeds of construction financing obtained by the joint ventures. As of March 31, 2009, the Company’s investment in and advances to unconsolidated joint ventures was $1.2 million and the venture partners’ investment in such joint ventures was $3.1 million.

In conjunction with the Company’s strategy to cease operations at William Lyon Financial Services, in which it will discontinue originating and funding homebuyer mortgage loans, in March 2009, the Company entered into a joint venture operating agreement with a lending institution. The Company receives 50% of the profits and cash flows from the venture. The joint venture was created to service the Company’s homebuyers by having access to a larger mortgage portfolio with the lending institution.

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

Cash Flows — Comparison of Three Months Ended March 31, 2009 to Three Months Ended March 31, 2008

Net cash provided by (used in) operating activities increased to a cash source of $62.1 million in the 2009 period from a cash use of $(1.1) million in the 2008 period. The change was primarily as a result of (i) an increase in real estate inventories-owned of $58.6 million in the 2009 period from an increase of $31.5 million in the 2008 period, (ii) a decrease in accounts payable of $6.3 million in the 2009 period from a decrease of $22.3 million in the 2008 period, (iii) an increase in income tax refunds receivables of $41.6 million in the 2009 period with no comparable amount in the 2008 period, (iv) a benefit for income taxes of $41.6 million in the 2008 period with no comparable amount in the 2009 period and (v) net loss of $69.2 million in the 2009 period compared to net loss of $1.7 million in the 2008 period.

The net change in real estate inventories-owned is primarily attributable to a decrease in land acquisitions and construction expenditures during the 2009 period compared to the 2008 period due to decreased demand for housing. The decrease in accounts payable is related to the timing and volume of invoices processed and paid. In the 2009 period, the amount of invoices paid has decreased in conjunction with the decrease in construction activity. The increase in income tax refunds receivable is attributable to the income tax refund received in January 2009, with no comparable amount in the 2008 period. The refund was attributable to the income tax benefit recorded in the 2008 period.

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

Net cash used in investing activities decreased to a cash use of $0.2 million in the 2009 period from $0.02 million in the 2008 period. The change was primarily as a result of a decrease in investments in and advances to unconsolidated joint ventures to $0.2 million in the 2009 period from $0.04 million in the 2008 period.

Net cash (used in) provided by used in financing activities decreased to a cash use of $42.4 million in the 2009 period from a cash source of $22.3 million in the 2008 period, primarily as a result of net principal payments on notes payable of $36.5 million in the 2009 period compared to net borrowings on notes payable of $25.2 million in the 2008 period.

Off-Balance Sheet Arrangements

The Company enters into certain off-balance sheet arrangements including joint venture financing, option arrangements, land banking arrangements and variable interests in consolidated and unconsolidated entities. These arrangements are more fully described above and in Notes 2 and 10 to Consolidated Financial Statements. In addition, the Company is party to certain contractual obligations, including land purchases and project commitments, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Description of Projects

The Company’s homebuilding projects usually take two to five years to develop. The following table presents project information to each of the Company’s homebuilding divisions.

Project (County or City) Product	Year of First Delivery	Estimated Number of Homes at Completion(1)	Cumulative Units Closed as of Mar 31, 2009	Backlog at Mar 31, 2009(2)(3)	Lots Owned as of Mar 31, 2009(4)	Homes Closed for the Period Ended Mar 31, 2009	Sales Price Range(5)

SOUTHERN CALIFORNIA
San Diego:
Promenade	2006	168	80	0	88	0	$370,000—485,000
Pasado Del Sur	2009	25	17	1	8	17	$535,000—575,000
Santee:
Altair	2008	85	41	18	44	10	$271,000—301,000
Riverside County:
Parkside, Corona	2007	122	122	0	0	2	$436,000—529,000
Serafina, North Corona	2007	314	254	17	60	0	$200,000—292,000
Bridle Creek, Corona	2003	264	264	0	0	5	$436,000—560,000
Savannah at Harveston Ranch, Temecula	2005	162	160	2	2	6	$257,000—320,000
San Bernardino County:
Adelina, Fontana	2008	109	30	1	79	12	$230,000—255,000
Rosabella, Fontana	2007	114	35	13	79	9	$240,000—270,000
Amador, Rancho Cucamonga	2007	69	39	8	30	1	$208,000—245,000
Vintner’s Grove, Rancho Cucamonga
Sollara SFD	2007	45	26	11	19	5	$365,000—395,000
Canela Triplex	2007	63	30	6	33	2	$255,000—310,000
Chapman Heights, Yucaipa
Vista Bella	2012	108	0	0	108	0	$255,000—286,000
Redcort	2012	90	0	0	90	0	$284,000—309,000
Irvine:
San Carlos	2007	60	50	10	10	2	$310,000—474,000
Tustin:
Columbus Grove/Columbus Square:
Cambridge Lane	2007	156	126	24	30	1	$ 95,000—475,000
Ciara	2007	67	58	8	9	1	$1,000,000—1,200,000
Los Angeles:
Arboreta at Rainbird
Vintage	2008	87	18	14	69	2	$390,000—503,000
Tradition	2008	53	40	10	13	1	$600,000—689,000
Hawthorne:
360 South Bay (6):
The Flats	2011	188	0	0	188	0	$495,000—700,000
The Lofts	2011	123	0	0	123	0	$525,000—775,000
The Rows	2011	94	0	0	94	0	$700,000—810,000
The Courts	2011	118	0	0	118	0	$635,000—790,000
The Gardens	2011	102	0	0	102	0	$755,000—980,000
Azusa:
Rosedale (6):
Gardenia	2011	42	0	0	42	0	$455,000—550,000
Sage Court	2011	52	0	0	52	0	$420,000—515,000

SOUTHERN CALIFORNIA TOTAL		2,880	1,390	143	1,490	76

NORTHERN CALIFORNIA
Contra Costa County:
Rivergate I & II, Antioch	2006	167	150	10	17	9	$300,000—380,000
Vista Del Mar, Pittsburgh
Villages	2007	102	44	3	58	4	$303,000—354,000
Venue	2007	132	43	4	89	2	$363,000—410,000
Vineyard	2007	29	17	0	12	0	$650,000—710,000
Victory	2008	25	14	0	11	1	$680,000—745,000
Placer County:
Whitney Ranch, Rocklin
Shady Lane	2006	96	73	6	23	4	$330,000—350,000
Twin Oaks	2006	92	45	6	47	8	$400,000—470,000

Project (County) Product	Year of First Delivery	Estimated Number of Homes at Completion(1)	Cumulative Units Closed as of Mar 31, 2009	Backlog at Mar 31, 2009(2)(3)	Lots Owned as of Mar 31, 2009(4)	Homes Closed for the Year Ended Mar 31, 2009	Sales Price Range(5)
Sacramento County:
Big Horn, Elk Grove
Plaza Walk	2005	106	95	7	11	5	$250,000—300,000
Gallery Walk	2005	149	121	8	28	4	$200,000—235,000
Monterey County:
East Garrison	2011	603	0	0	603	0	$239,000—780,000

NORTHERN CALIFORNIA TOTAL		1,501	602	44	899	37

ARIZONA
Maricopa County
Coldwater Ranch	2009	368	0	0	368	0	$132,000—168,000
Lehi Crossing, Mesa	2014	167	0	0	167	0	$199,000—278,000
Rancho Mercado, Phoenix	2012	1,826	0	0	1,826	0	$128,000—190,000
Hastings Property, Queen Creek	2011	631	0	0	631	0	$199,000—365,000
Circle G at the Church Farm North	2011	1,745	0	0	1,745	0
Lyon’s Gate, Gilbert:
Pride	2006	650	357	12	293	18	$144,000—161,000
Savanna	2006	174	156	2	18	4	$172,000—215,000
Sahara	2006	169	144	6	25	3	$196,000—259,000
Acacia	2007	365	87	7	278	12	$159,000—221,000
Future Products	2011	213	0	0	213	0

ARIZONA TOTAL		6,308	744	27	5,564	37

NEVADA
Clark County
Summerlin, Las Vegas
Kingwood Crossing	2006	100	100	0	0	8	$385,000—471,000
North Las Vegas
The Cottages	2004	360	308	1	52	1	$152,000—179,000
La Tierra	2006	67	65	2	2	4	$230,000—260,000
Tierra Este	2008	126	7	0	119	1	$275,000—305,000
Carson Ranch, Las Vegas
West Series I	2005	71	67	0	4	0	$395,000—430,000
West Series II	2005	59	53	0	6	0	$406,000—503,000
East Series I	2006	103	77	6	26	6	$265,000—300,000
East Series II	2007	58	24	3	34	2	$299,000—361,000
West Park, Las Vegas
Villas	2006	191	84	0	107	4	$283,000—325,000
Courtyards	2006	113	65	6	48	4	$330,000—380,000
Mesa Canyon, Las Vegas	2011	49	0	0	49	0	$385,000—421,000
The Lyon Estates, Las Vegas	2012	129	0	0	129	0	$635,000—700,000
Nye County:
Mountain Falls, Pahrump
Cascata	2005	147	137	0	10	0	$216,000—238,000
Tramonto	2005	212	167	1	45	1	$216,000—251,000
Move up Product	2011	91	0	0	91	0	$251,000—283,000
Bella Sera	2005	129	107	1	22	1	$262,000—301,000
Cascata Ancora	2007	118	60	0	58	4	$161,000—183,000
Entrata	2007	99	25	0	74	2	$142,000—164,000
Future Projects	2011	1,925	0	0	1,925	0

NEVADA TOTAL		4,147	1,346	20	2,801	38

GRAND TOTALS		14,836	4,082	234	10,754	188

(1)	The estimated number of homes to be built at completion is subject to change, and there can be no assurance that the Company will build these homes.
(2)	Backlog consists of homes sold under sales contracts that have not yet closed, and there can be no assurance that closings of sold homes will occur.
(3)	Of the total homes subject to pending sales contracts as of March 31, 2009, 230 represent homes completed or under construction and 4 represent homes not yet under construction.
(4)	Lots owned as of March 31, 2009 include lots in backlog at March 31, 2009.
(5)	Sales price range reflects base price only and excludes any lot premium, buyer incentive and buyer selected options, which vary from project to project.
(6)	All or a portion of the lots in this project are not owned as of March 31, 2009. The Company consolidated the purchase price of the lots in accordance with Interpretation No. 46, and considers the lots owned at March 31, 2009.

Income Taxes

See Note 9 of the Notes to Consolidated Financial Statements for a description of the Company’s income taxes.

Related Party Transactions

See Note 8 of the Notes to Consolidated Financial Statements for a description of the Company’s transactions with related parties.

Critical Accounting Polices

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and costs and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those which impact its most critical accounting policies. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, the Company’s most critical accounting policies are real estate inventories and cost of sales; impairment of real estate inventories; sales and profit recognition; and variable interest entities. Since December 31, 2008, there have been no changes in the Company’s most critical accounting policies and no material changes in the assumptions and estimates used by management.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value and establishes a framework for measuring fair value under GAAP. The Company adopted SFAS 157 on January 1, 2008. In February 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-2, Effective Date of FASB Statement No. 157 (“FSP SFAS 157-2”). FSP SFAS 157-2 delayed the effective date of SFAS 157 by one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. FSP SFAS 157-2 became effective for the Company on January 1, 2009. The adoption of SFAS 157 for the Company’s financial assets and liabilities and the adoption of FSP SFAS 157-2 for the Company’s nonfinancial assets and liabilities did not have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51 (“FAS 160”). FAS 160 establishes accounting and reporting standards for a parent company’s non-controlling interest in a subsidiary and for the de-consolidation of a subsidiary. FAS 160 is effective for fiscal years beginning after December 15, 2008. The Company adopted FAS No. 160 on January 1, 2009 which requires the Company to record gains or losses upon changes in control which could have a significant impact on the consolidated financial statements. The adoption of FAS 160 in the current period, did not have a significant impact on the Company’s financial statements. The Company has recorded $11,796,000 and $43,416,000 of non-controlling interest for the periods ended March 31, 2009 and December 31, 2008, respectively, due to the consolidation of certain variable interest entities.

In February 2008, the FASB issued FSP No. 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions (“FSP 140-3”). FSP 140-3 provides guidance on the accounting for a purchase of a financial asset from a counterparty and contemporaneous financing of the acquisition through repurchase agreements with the same counterparty. Under this guidance, the purchase and related financing are linked, unless all of the following conditions are met at the inception of the transaction: (i) the purchase and corresponding financing are not contractually contingent; (ii) the repurchase financing provides recourse; (iii) the financial asset and repurchase financing are readily obtainable in the marketplace and are executed at market rates; and (iv) the maturity of financial asset and repurchase are not coterminous. A linked transaction would require an analysis under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”) to determine whether the transaction meets the requirements for sale accounting. If the linked transaction does not meet sale accounting requirements, the net investment in the linked transaction is to be recorded as a derivative with the corresponding change in fair value of the derivative being recorded through earnings. The value of the derivative would reflect changes in the value of the underlying debt investments and changes in the value of the underlying credit provided by the counterparty. The Company currently presents these transactions gross, with the acquisition of the financial assets in total assets and the related repurchase agreements as financings in total liabilities on the consolidated balance sheet. The interest income earned on the debt investments and interest expense incurred on the repurchase obligations are reported gross on the consolidated income statements. FSP 140-3 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The adoption of FSP 140-3 could have a material impact on the Company’s financial statements.

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

In December 2008, the FASB issued FASB Staff Position (“FSP”) FAS 140-4 and FIN 46(R)-8, Disclosure by Public Entities (Enterprises) About Transfers of Financial Assets and Interests in Variable Interest Entities. The purpose of the FSP is to promptly improve disclosures by public companies until the pending amendments to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, (“SFAS 140”), and FIN 46R are finalized and approved by the FASB. The FSP amends SFAS 140 to require public companies to provide additional disclosures about transferor’s continuing involvement with transferred financial assets. It also amends FIN 46R by requiring public companies to provide additional disclosures regarding their involvement with variable interest entities. This FSP is effective for the Company’s fiscal year beginning after December 1, 2008. The FSP did not have a material effect on the Company’s consolidated financial statements as of March 31, 2009.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company’s Annual Report on Form 10-K for the year ended December 31, 2008, includes detailed disclosure about quantitative and qualitative disclosures about market risk. Quantitative and qualitative disclosures about market risk have not materially changed since December 31, 2008.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures.    An evaluation was performed under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, and solely as a result of the material weakness in internal control over financial reporting identified at December 31, 2008 and the remediation plan in process to ensure that the controls related to this material weakness are strengthened and effective, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance levels as of the end of the period covered by this Quarterly Report. Although the Company’s disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives, there can be no assurance that such disclosure controls and procedures will always achieve their stated goals under all circumstances.

At December 31, 2008 controls over the financial reporting process for the validity of assumptions used for the estimated sales price on two projects were not effective. This resulted in a significant additional impairment adjustment to the Company’s consolidated financial statements at December 31, 2008. Specifically, controls were not effective to ensure accounting estimates based on these estimated sales prices were appropriately reviewed, analyzed and challenged by management on a timely basis. The Company is actively engaged in the development of a remediation plan to ensure that the controls related to this material weakness are strengthened and will operate effectively. The Company has prioritized its remediation efforts in this area, with the goal of remediating this material weakness during 2009.

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

Two purported class action lawsuits were filed in the Court of Chancery of the State of Delaware in and for New Castle County, purportedly on behalf of the public stockholders of the Company, challenging the Tender Offer and challenging related actions of the Company and the directors of the Company. Stephen L. Brown v. William Lyon Homes, et al., Civil Action No. 2015-N was filed on March 20, 2006, and Michael Crady, et al. v. General William Lyon, et al., Civil Action No. 2017-N was filed on March 21, 2006 (collectively, the “Delaware Complaints”). On March 21, 2006, plaintiff in the Brown action also filed a First Amended Complaint. The Delaware Complaints named the Company and the then directors of the Company as defendants. These complaints alleged, among other things, that the defendants had breached their fiduciary duties owed to the plaintiffs in connection with the Tender Offer and other related corporate activities. The plaintiffs sought to enjoin the Tender Offer and, among other things, to obtain attorneys’ fees and expenses related to the litigation.

On March 24, 2006, the Delaware Chancery Court consolidated the Delaware Complaints into a single case entitled In re: William Lyon Homes Shareholder Litigation, Civil Action No. 2015-N (the “Consolidated Delaware Action”).

On April 10, 2006, the parties to the Consolidated Delaware Action executed a Memorandum of Understanding (“MOU”), detailing a proposed settlement subject to the Delaware Chancery Court’s approval. Pursuant to the MOU, General Lyon increased his offer of $93 per share to $100 per share. Plaintiffs in the Consolidated Delaware Action have determined that the settlement is “fair, reasonable, adequate, and in the best interests of plaintiffs and the putative Class.” A special committee of the Company’s Board of Directors also determined that the price of $100 per share was fair to the shareholders, and recommended that the Company’s shareholders accept the revised Tender Offer and tender their shares.

On April 23, 2006, Delaware Chancery Court conditionally certified a class in the Consolidated Delaware Action. The parties to the Consolidated Delaware Action agreed to a Stipulation of Settlement, and on August 9, 2006, the Delaware Chancery Court certified a class in the Consolidated Delaware Action, approved the settlement, and dismissed the Consolidated Delaware Action with prejudice as to all defendants and the class. On February 16, 2007, the fee award to Plaintiffs’ counsel was appealed to the Supreme Court of the State of Delaware. Thereafter, the Delaware Supreme Court remanded the matter to the Chancery Court for further proceedings, and, on April 2, 2009, the Chancery Court issued its decision on remand. On April 30, 2009, the fee award was appealed again to the Delaware Supreme Court. Under the appealed award, Plaintiffs’ counsel fees are expected to be paid by General Lyon.

A purported class action lawsuit challenging the Tender Offer was also filed in the Superior Court of the State of California, County of Orange. On March 17, 2006, a complaint captioned Alaska Electrical Pension Fund v. William Lyon Homes, Inc., et al., Case No. 06-CC-00047, was filed. On April 5, 2006, plaintiff in the Alaska Electrical action filed an Amended Complaint (the “California Action”). The complaint in the California Action named the Company and the then directors of the Company as defendants and alleged, among other things, that the defendants had breached their fiduciary duties to the public stockholders. Plaintiff in the California Action also sought to enjoin the Tender Offer, and, among other things, to obtain attorneys’ fees and expenses related to the litigation.

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

Item 1A.    Risk Factors

The Company’s Annual Report on Form 10-K for the year ended December 31, 2008, includes detailed disclosure about risk factors which should be carefully considered when evaluating any investment in the Company. Risk factors have not materially changed since the filing of the Annual Report on Form 10-K for the year ended December 31, 2008, except as follows:

Potential Reduction in Liquidity from Tender Offer; Substantial Remaining Indebtedness

Following consummation of the currently pending tender offer for the William Lyon Homes, Inc., senior notes described elsewhere herein, assuming the tender offer is fully subscribed such that William Lyon Homes, Inc. pays $40.0 million to repurchase notes tendered in the offer, the Company expects to have approximately $65.0-$70.0 million of combined cash on hand and remaining availability under the Revolving Credit Facilities. The Company has approximately $18.0 million in combined current undrawn availability under all of the facilities. The Company and its subsidiaries will continue to have substantial indebtedness after the tender offer is consummated. The amount of indebtedness and certain restrictions contained in the credit agreements and in the indentures governing the senior notes may limit our ability to effect future financings in the event the Company should deem it necessary or desirable to raise additional capital. Although the Company expects to explore additional means of liquidity through land sales, we may not be able to consummate any such sales on favorable terms or at all. Accordingly, there can be no assurance that we will have sufficient earnings, access to capital or additional borrowings in the future to fund operations, meet debt service obligations, including obligations, under the William Lyon Homes, Inc. senior notes that remain outstanding following consummation of the tender offer. In addition, one of the Company’s lenders (with which we have a $30 million credit facility, which, at March 31, 2009, had $9.5 million outstanding and $11.6 million of undrawn availability), has announced that it recently consented to the issuance of an Order to Cease and Desist by Office of the Thrift Supervision. This order requires the lender to, among other things, maintain a required capital ratio that it does not believe it currently meets. There can be no assurance that the actions taken by this lender to comply with this order will not further constrain our liquidity.

Potential Cancellation of Indebtedness Income

The proposed purchase of William Lyon Homes, Inc. senior notes pursuant to its outstanding tender offer will, if the offer is fully subscribed, result in substantial cancellation of indebtedness income to us for income tax purposes in an amount approximately equal to difference between the cash paid for the senior notes and the stated principal amount of the notes that are purchased. The Company has net operating loss carryforwards and will likely have additional current year losses that it can use to offset a portion of this income. In addition, under recently passed legislation, the Company may elect to defer recognition of some or all of this income for U.S.. federal income tax purposes for up to 5 years and may then amortize the income over the next 5 years. However, ultimately, this income will likely increase the Company’s net taxable income for current or future periods.

Items 2, 3, 4 and 5.

Not applicable.

Item 6.    Exhibits

Exhibit No.	Description

10.1

Letter Amendment dated March 18, 2009 to the Amended and Restated Master Loan Agreement dated as of January 28, 2008 by and between William Lyon Homes, Inc., a California corporation (“Borrower”) and Guaranty Bank, a federal savings bank organized and existing under the laws of the United States (“Lender”).

10.2

Letter Amendment to Amended and Restated Revolving Line of Credit Loan Agreement dated as of March 13, 2009 by and between William Lyon Homes, Inc., a California corporation and California Bank & Trust, a California banking corporation.

10.3	Fourth Amendment Agreement entered into as of March 17, 2009, by and between William Lyon Homes, Inc., a California corporation and Comerica Bank.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

WILLIAM LYON HOMES

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAM LYON HOMES Registrant

Date: May 15, 2009	By:	/S/ COLIN T. SEVERN
Colin T. Severn
Chief Financial Officer, Vice President, Corporate Controller and Corporate Secretary (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1

Letter Amendment dated March 18, 2009 to the Amended and Restated Master Loan Agreement dated as of January 28, 2008 by and between William Lyon Homes, Inc., a California corporation (“Borrower”) and Guaranty Bank, a federal savings bank organized and existing under the laws of the United States (“Lender”).

10.2

Letter Amendment to Amended and Restated Revolving Line of Credit Loan Agreement dated as of March 13, 2009 by and between William Lyon Homes, Inc., a California corporation and California Bank & Trust, a California banking corporation.

10.3	Fourth Amendment Agreement entered into as of March 17, 2009, by and between William Lyon Homes, Inc., a California corporation and Comerica Bank.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002