Form 10-Q
period 2009-06-30
WILLIAM LYON HOMES
filed 2009-08-14
CIK 1095996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐                    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at August 1, 2009
Common stock, par value $.01	1,000

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

Actual events and results may differ materially from those expressed or forecasted in the forward-looking statements due to a number of factors. The principal factors that could cause the Company’s actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, persisting weakness or worsening in general economic conditions either nationally or in regions in which the Company operates, persisting weakness or worsening in the markets for residential housing, further decline in real estate values resulting in further impairment of the company’s real estate assets, volatility in the banking industry and credit markets, terrorism or other hostilities involving the United States, whether an ownership change occurred which could, under certain circumstances, have resulted in the limitation of the Company’s ability to offset prior years’ taxable income with net operating losses, changes in home mortgage interest rates, changes in generally accepted accounting principles or interpretations of those principles, changes in government legislation and/or rules under the tax code which could affect the results of operations, changes in prices of homebuilding materials, labor shortages, adverse weather conditions, the occurrence of events such as landslides, soil subsidence and earthquakes that are uninsurable, not economically insurable or not subject to effective indemnification agreements, changes in governmental laws and regulations, whether the Company is able to refinance the outstanding balances of its debt obligations at their maturity, the timing of receipt of regulatory approvals and the opening of projects and the availability and cost of land for future growth. These and other risks and uncertainties are more fully described in Item 1A. “Risk Factors” as contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. While it is impossible to identify all such factors, factors which could cause actual results to differ materially from those estimated by the Company include, but are not limited to, those factors or conditions described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Company’s past performance or past or present economic conditions in the Company’s housing markets are not indicative of future performance or conditions. Investors are urged not to place undue reliance on forward-looking statements. In addition, the Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to projections over time unless required by federal securities law.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements.

WILLIAM LYON HOMES

CONSOLIDATED BALANCE SHEETS

(in thousands except number of shares and par value per share)

ASSETS
	June 30, 2009	December 31, 2008
	(unaudited)
Cash and cash equivalents	$65,824	$67,017
Restricted cash	5,158	5,079
Receivables	7,814	29,985
Income tax refunds receivable — Note 9	5,104	46,696
Real estate inventories — Notes 2 and 5
Owned	643,732	754,489
Not owned	70,770	107,763
Investments in and advances to unconsolidated joint ventures	1,646	2,769
Property and equipment, less accumulated depreciation of $13,454 and $14,124 at June 30, 2009 and December 31, 2008, respectively	13,432	14,403
Deferred loan costs	4,436	6,264
Other assets	10,713	10,378

	$828,629	$1,044,843

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$8,147	$16,331
Accrued expenses	47,692	62,987
Liabilities from inventories not owned — Note 2	70,770	80,079
Notes payable — Note 6	157,552	194,629
7 5/8% Senior Notes due December 15, 2012 — Note 6	98,824	133,800
10 3/4% Senior Notes due April 1, 2013 — Note 6	191,089	218,176
7 1/2% Senior Notes due February 15, 2014 — Note 6	102,341	124,300

	676,415	830,302

Stockholders’ equity — Note 8
Common stock, par value $.01 per share; 3,000 shares authorized; 1,000 shares outstanding at June 30, 2009 and December 31, 2008, respectively	—	—
Additional paid-in capital	48,867	48,867
Retained earnings	92,644	122,258
Non-controlling interest — Note 2	10,703	43,416

	152,214	214,541

	$828,629	$1,044,843

See accompanying notes.

WILLIAM LYON HOMES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Operating revenue
Home sales	$67,408	$133,241	$123,956	$245,957
Lots, land and other sales	883	6,848	7,415	31,569
Construction services — Note 4	9,116	—	15,375	—

	77,407	140,089	146,746	277,526

Operating costs
Cost of sales — homes	(58,198)	(127,302)	(109,060)	(235,086)
Cost of sales — lots, land and other — Note 5	(2,303)	(7,391)	(46,565)	(32,276)
Impairment loss on real estate assets — Note 5	—	(20,918)	(24,171)	(46,118)
Construction services — Note 4	(7,842)	—	(13,611)	—
Sales and marketing	(4,538)	(10,999)	(8,664)	(22,103)
General and administrative	(4,523)	(6,515)	(10,553)	(13,499)
Other	(687)	(332)	(2,547)	(1,774)

	(78,091)	(173,457)	(215,171)	(350,856)

Equity in income (loss) of unconsolidated joint ventures	413	(714)	(1,310)	(805)

Operating loss	(271)	(34,082)	(69,735)	(74,135)
Interest expense, net of amounts capitalized	(8,321)	(6,088)	(17,033)	(9,254)
Gain on retirement of debt — Note 6	49,043	—	57,973	—
Other (loss) income, net	(775)	450	(722)	346

Income (loss) before benefit from income taxes	39,676	(39,720)	(29,517)	(83,043)

Benefit from income taxes — Note 9
Benefit (provision) for income taxes	—	—	22	(10)
Recordation of deferred tax assets as a result of revocation of election to be taxed as an “S” corporation for income tax purposes effective January 1, 2008	—	—	—	41,602

	—	—	22	41,592

Consolidated net income (loss)	39,676	(39,720)	(29,495)	(41,451)
Less: Net (loss) income — non-controlling interest	(289)	790	(119)	1,715

Net income (loss) attributable to William Lyon Homes	$39,387	$(38,930)	$(29,614)	$(39,736)

See accompanying notes.

WILLIAM LYON HOMES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2009

(in thousands)

(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Non- Controlling Interest	Total
	Shares	Amount
Balance — December 31, 2008	1	$—	$48,867	$122,258	$43,416	$214,541
Net (loss) income	—	—	—	(29,614)	119	(29,495)
Cancellation of consolidated land banking arrangement determined to be variable interest entity — Note 2	—	—	—	—	(27,684)	(27,684)
Cash distributions to members of consolidated entities	—	—	—	—	(5,148)	(5,148)

Balance — June 30, 2009	1	$—	$48,867	$92,644	$10,703	$152,214

See accompanying notes.

WILLIAM LYON HOMES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2009	2008
Operating activities
Net loss	$(29,495)	$(41,451)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	986	1,136
Impairment loss on real estate assets	24,171	46,118
Equity in loss of unconsolidated joint ventures	1,310	805
Distribution of income from unconsolidated joint ventures	—	816
Gain on retirement of debt	(57,973)	—
Benefit for income taxes	(22)	(41,592)
Net changes in operating assets and liabilities:
Restricted cash	(79)	—
Receivables	22,171	17,536
Income tax refunds receivable	41,614	—
Real estate inventories — owned	86,970	99,496
Deferred loan costs	819	1,426
Other assets	(335)	4,021
Accounts payable	(8,184)	(15,598)
Accrued expenses	(15,409)	(13,963)

Net cash provided by operating activities	66,544	58,750

Investing activities
Investments in and advances to unconsolidated joint ventures	(194)	(40)
Distributions of capital from unconsolidated joint ventures	7	212
Purchases of property and equipment	(15)	(24)

Net cash (used in) provided by investing activities	(202)	148

Financing activities
Proceeds from borrowing on notes payable	71,881	325,787
Principal payments on notes payable	(108,958)	(361,655)
Net cash paid for repurchase of Senior Notes	(25,310)	—
Non-controlling interest distributions, net	(5,148)	(4,317)

Net cash used in financing activities	(67,535)	(40,185)

Net (decrease) increase in cash and cash equivalents	(1,193)	18,713
Cash and cash equivalents — beginning of period	67,017	73,197

Cash and cash equivalents — end of period	$65,824	$91,910

Supplemental disclosures of non-cash items:
Decrease to net real estate inventories not owned and liabilities from inventories not owned	$9,309	$19,521

Decrease to net real estate inventories not owned and non-controlling interests	$27,684	$—

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

The interim consolidated financial statements have been prepared in accordance with the Company’s customary accounting practices. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a presentation in accordance with U.S. generally accepted accounting principles have been included. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

The preparation of the Company’s financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities as of June 30, 2009 and December 31, 2008 and revenues and expenses for the periods presented. The significant accounting policies using estimates include real estate inventories and cost of sales, impairment of real estate inventories, sales and profit recognition, accounting for variable interest entities. Accordingly, actual results could differ materially from those estimates in the near-term.

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

The ability of the Company to meet its covenants and obligations on its indebtedness will depend to a large degree on its future performance which in turn will be subject, in part, to factors beyond its control, such as prevailing economic conditions, either nationally or in regions in which the Company operates, the outbreak of war or other hostilities involving the United States, mortgage and other interest rates, changes in prices of homebuilding materials, weather, the occurrence of events such as landslides, soil subsidence and earthquakes that are uninsurable, not economically insurable or not subject to effective indemnification agreements, availability of labor and homebuilding materials, changes in governmental laws and regulations, the timing of receipt of regulatory approvals and the opening of projects, and the availability and cost of land for future development. The Company cannot be certain that its cash flows will be sufficient to allow it to pay principal and interest on its debt, support its operations and meet its other obligations. If the Company is not able to meet those obligations, it may be required to refinance all or part of its existing debt, sell assets or borrow more money. The

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

Company may not be able to do so on terms acceptable to it, if at all. In addition, the terms of existing or future indentures and credit or other agreements governing the Company’s senior note obligations, revolving credit facilities and other indebtedness may restrict the Company from pursuing any of these alternatives.

The Company designs, constructs and sells a wide range of homes designed to meet the specific needs of each of its markets. The Company conducts its homebuilding operations through four reportable operating segments: Southern California, Northern California, Arizona and Nevada. See Note 3 for further discussion of the Company’s homebuilding segments.

The Company evaluates performance and allocates resources primarily based on the operating (loss) income of individual homebuilding projects. Operating (loss) income is defined by the Company as operating revenue less operating costs plus equity in income (loss) of unconsolidated joint ventures. Accordingly, operating (loss) income excludes certain expenses included in the determination of net income (loss).

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

	June 30,
	2009	2008
Warranty liability, beginning of period	$26,394	$30,048
Warranty provision during period	1,862	2,337
Warranty payments during period	(5,033)	(4,795)
Warranty charges related to pre-existing warranties during period	(105)	317

Warranty liability, end of period	$23,118	$27,907

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value and establishes a framework for measuring fair value under GAAP. The Company adopted SFAS 157 on January 1, 2008. In February 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-2, Effective Date of FASB Statement No. 157 (“FSP SFAS 157-2”). FSP SFAS 157-2 delayed the effective date of SFAS 157 by one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. FSP SFAS 157-2 became effective for the Company on January 1, 2009. The adoption of SFAS 157 for the Company’s financial assets and liabilities and the adoption of FSP SFAS 157-2 for the Company’s nonfinancial assets and liabilities did not have a material impact on how the Company determines fair value, but has resulted in certain additional disclosures. See Note 7 for further discussion.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for a parent company’s non-controlling interest in a subsidiary and for the de-consolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company adopted SFAS No. 160 on January 1, 2009 which requires the Company to record gains or losses upon changes in control which could have a significant impact on the consolidated financial statements. The adoption of SFAS 160 in the current period, did not have a significant impact on the Company’s financial statements. The Company has

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

recorded $10,703,000 and $43,416,000 of non-controlling interest as of June 30, 2009 and December 31, 2008, respectively, due to the consolidation of certain variable interest entities, as described in Note 2.

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

In December 2008, the FASB issued FASB Staff Position (“FSP”) FAS 140-4 and FIN 46(R)-8, Disclosure by Public Entities (Enterprises) About Transfers of Financial Assets and Interests in Variable Interest Entities. The purpose of the FSP is to promptly improve disclosures by public companies until the pending amendments to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, (“SFAS 140”), and FIN 46R are finalized and approved by the FASB. The FSP amends SFAS 140 to require public companies to provide additional disclosures about transferor’s continuing involvement with transferred financial assets. It also amends FIN 46R by requiring public companies to provide additional disclosures regarding their involvement with variable interest entities. This FSP is effective for the Company’s fiscal year beginning after December 1, 2008. The FSP did not have a material effect on the Company’s consolidated financial statements for the period ending June 30, 2009.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, (“FSP 107-1”). FSP 107-1 requires that the fair value disclosures required for all financial instruments within the scope of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, be included in interim financial statements. In addition, FSP 107-1 requires public companies to disclose the method and significant assumptions used to estimate the fair value of those financial instruments and to discuss any changes of method or assumptions, if any, during the reporting period. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009. The adoption of this FSP did not have a material effect on the Company’s consolidated financial statements, but resulted in additional disclosures.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Among other things, SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. This statement did not have a material effect on the Company’s consolidated financial statements. In connection with the adoption of SFAS 165, the Company has evaluated subsequent events through the date financial statements were issued for the periods ending June 30, 2009.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), (“SFAS 167”). SFAS 167 amends the consolidation guidance applicable to variable interest entities and the definition of a variable interest entity, and requires enhanced disclosures to provide more information about an enterprise’s involvement in a variable interest entity. This statement also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS 167 will become effective for the Company on January 1, 2010. The Company is currently reviewing the effect of SFAS 167 on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162, (“SFAS

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

168”). SFAS 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. SFAS 168 does not change GAAP and will not have a material impact on the Company’s consolidated financial statements.

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

Supplemental consolidating financial information of the Company, specifically including information for the joint ventures consolidated under Interpretation No. 46, are presented below to allow investors to determine the nature of assets held and the operations of the consolidated entities. Investments in consolidated entities in the financial statements of wholly-owned entities presented below use the equity method of accounting. Consolidated real estate inventories-owned include land deposits under option agreements or land banking arrangements of $36,288,000 and $47,033,000 at June 30, 2009 and December 31, 2008, respectively.

The joint ventures which have been determined to be VIEs are each engaged in homebuilding and land development activities. Certain of these joint ventures have not obtained construction financing from outside lenders, but are financing their activities through equity contributions from each of the joint venture partners. Creditors of these VIEs have no recourse against the general credit of the Company. Liabilities of the VIEs are restricted to the assets of said VIE. Income allocations and cash distributions to the Company are based on predetermined formulas between the Company and the joint venturers as specified in the applicable partnership or operating agreements. The Company generally receives, after partners’ priority returns and return of partners’ capital, approximately 50% of the profits and cash flows from the joint ventures.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

Summary information with respect to the Company’s consolidated and unconsolidated land banking arrangements is as follows as of June 30, 2009 (dollars in thousands):

Total number of land banking projects	1

Total number of lots	625

Total purchase price	$161,465

Balance of lots still under option and not purchased:
Number of lots	324

Purchase price	$70,770

Forfeited deposits if lots are not purchased	$29,555

During the six months ended June 30, 2009, the Company abandoned its option deposit in three of its consolidated land banking arrangements in which land purchase commitments were required. Management of the Company determined that the remaining purchase prices of the lots in the arrangements were priced above current market values. In two of these arrangements, the Company reduced real estate inventories-not owned and the related non-controlling interest $27,684,000 for the remaining purchase price of the lots. In the other arrangement, the Company reduced real estate inventories-not owned and liabilities from inventories-not owned $9,309,000 for the remaining purchase price for the lots. The impact of these transactions is reflected in the accompanying consolidated financial statements for the period ended June 30, 2009.

The Company adopted SFAS 160 on January 1, 2009, whereby non-controlling interest (previously identified as minority interest) is reclassified as stock-holder’s equity. The Company’s presentation of non-controlling interest is presented in the accompanying balance sheets, statements of operations and statement of stockholder’s equity. The Company has $10,703,000 and $43,416,000 of non-controlling interest as of June 30, 2009 and December 31, 2008, respectively, reported on the consolidated balance sheet due to the consolidation of certain variable interest entities.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET BY FORM OF OWNERSHIP

(in thousands)

	June 30, 2009
	Wholly- Owned	Variable Interest Entities Under Interpretation No. 46	Eliminating Entries	Consolidated Total

ASSETS

Cash and cash equivalents	$63,830	$1,994	$—	$65,824
Restricted cash	5,158	—	—	5,158
Receivables	5,828	1,986	—	7,814
Income tax refund receivable	5,104	—	—	5,104
Real estate inventories
Owned	573,690	70,042	—	643,732
Not owned	70,770	—	—	70,770
Investments in and advances to unconsolidated joint ventures	1,646	—	—	1,646
Investments in consolidated entities	3,641	—	(3,641)	—
Other assets	28,581	—	—	28,581
Intercompany receivables	—	498	(498)	—

	$758,248	$74,520	$(4,139)	$828,629

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued expenses	$51,814	$4,025	$—	$55,839
Liabilities from inventories not owned	70,770	—	—	70,770
Notes payable	101,401	56,151	—	157,552
7 5/8% Senior Notes due December 15, 2012	98,824	—	—	98,824
10 3/4% Senior Notes due April 1, 2013	191,089	—	—	191,089
7 1/2% Senior Notes due February 15, 2014	102,341	—	—	102,341
Intercompany payables	498	—	(498)	—

Total liabilities	616,737	60,176	(498)	676,415
Owners’ capital
William Lyon Homes	—	3,641	(3,641)	—
Non-controlling interest	—	10,703	(10,703)	—
Stockholders’ equity	141,511	—	10,703	152,214

	$758,248	$74,520	$(4,139)	$828,629

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS BY FORM OF OWNERSHIP

(in thousands)

	Three Months Ended June 30, 2009
	Wholly- Owned	Variable Interest Entities Under Interpretation No. 46	Elimination Entries	Consolidated Total
Operating revenue
Sales	$65,212	$3,079	$—	$68,291
Management fees	161	—	(161)	—
Construction services	9,116	—	—	9,116

	74,489	3,079	(161)	77,407

Operating costs
Cost of sales	(58,005)	(2,657)	161	(60,501)
Loss on impairment of real estate assets	—	—	—	—
Construction services	(7,842)	—	—	(7,842)
Sales and marketing	(4,331)	(207)	—	(4,538)
General and administrative	(4,526)	3	—	(4,523)
Other	(687)	—	—	(687)

	(75,391)	(2,861)	161	(78,091)

Equity in income of unconsolidated joint ventures	413	—	—	413

Equity in income of consolidated entities	14	—	(14)	—

Operating (loss) income	(475)	218	(14)	(271)
Interest expense, net of amounts capitalized	(8,321)	—	—	(8,321)
Gain on retirement of debt	49,043	—	—	49,043
Other (loss) income, net	(860)	85	—	(775)

Net income before non-controlling interest	39,387	303	(14)	39,676
Net loss non-controlling interest	—	—	(289)	(289)

Net income attributable to William Lyon Homes	$39,387	$303	$(303)	$39,387

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS BY FORM OF OWNERSHIP

(in thousands)

	Three Months Ended June 30, 2008
	Wholly- Owned	Variable Interest Entities Under Interpretation No. 46	Elimination Entries	Consolidated Total
Operating revenue
Sales	$135,819	$4,270	$—	$140,089
Management fees	186	—	(186)	—

	136,005	4,270	(186)	140,089

Operating costs
Cost of sales	(130,240)	(4,639)	186	(134,693)
Loss on impairment of real estate assets	(20,918)	—	—	(20,918)
Sales and marketing	(10,411)	(588)	—	(10,999)
General and administrative	(6,513)	(2)	—	(6,515)
Other	(332)	—	—	(332)

	(168,414)	(5,229)	186	(173,457)

Equity in loss of unconsolidated joint ventures	(714)	—	—	(714)

Equity in loss of consolidated entities	(154)	—	154	—

Operating loss	(33,277)	(959)	154	(34,082)
Interest expense, net of amounts capitalized	(6,088)	—	—	(6,088)
Other income, net	435	15	—	450

Net loss before non-controlling interest	(38,930)	(944)	154	(39,720)
Net income – non-controlling interest	—	—	790	790

Net loss attributable to William Lyon Homes	$(38,930)	$(944)	$944	$(38,930)

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS BY FORM OF OWNERSHIP

(in thousands)

	Six Months Ended June 30, 2009
	Wholly- Owned	Variable Interest Entities Under Interpretation No. 46	Elimination Entries	Consolidated Total
Operating revenue
Sales	$126,432	$4,939	$—	$131,371
Management fees	251	—	(251)	—
Construction services	15,375	—	—	15,375

	142,058	4,939	(251)	146,746

Operating costs
Cost of sales	(151,766)	(4,110)	251	(155,625)
Loss on impairment of real estate assets	(24,171)	—	—	(24,171)
Construction services	(13,611)	—	—	(13,611)
Sales and marketing	(8,252)	(412)	—	(8,664)
General and administrative	(10,535)	(18)	—	(10,553)
Other	(2,547)	—	—	(2,547)

	(210,882)	(4,540)	251	(215,171)

Equity in loss of unconsolidated joint ventures	(1,310)	—	—	(1,310)

Equity in income of consolidated entities	254	—	(254)	—

Operating (loss) income	(69,880)	399	(254)	(69,735)
Interest expense, net	(17,033)	—	—	(17,033)
Gain on retirement of debt	57,973	—	—	57,973
Other loss, net	(696)	(26)	—	(722)

(Loss) income before benefit from income taxes	(29,636)	373	(254)	(29,517)
Benefit from income taxes	22	—	—	22

Net (loss) income	(29,614)	373	(254)	(29,495)
Net loss – non-controlling interest	—	—	(119)	(119)

Net (loss) income attributable to William Lyon Homes	$(29,614)	$373	$(373)	$(29,614)

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS BY FORM OF OWNERSHIP

(in thousands)

	Six Months Ended June 30, 2008
	Wholly- Owned	Variable Interest Entities Under Interpretation No. 46	Elimination Entries	Consolidated Total
Operating revenue
Sales	$268,022	$9,504	$—	$277,526
Management fees	400	—	(400)	—

	268,422	9,504	(400)	277,526

Operating costs
Cost of sales	(257,171)	(10,591)	400	(267,362)
Loss on impairment of real estate assets	(46,118)	—	—	(46,118)
Sales and marketing	(20,921)	(1,182)	—	(22,103)
General and administrative	(13,451)	(48)	—	(13,499)
Other	(1,774)	—	—	(1,774)

	(339,435)	(11,821)	400	(350,856)

Equity in loss of unconsolidated joint ventures	(805)	—	—	(805)

Equity in loss of consolidated entities	(549)	—	549	—

Operating loss	(72,367)	(2,317)	549	(74,135)
Interest expense, net of amounts capitalized	(9,254)	—	—	(9,254)
Other income, net	293	53	—	346

Loss before benefit from income taxes	(81,328)	(2,264)	549	(83,043)
Benefit from income taxes	41,592	—	—	41,592

Net loss	(39,736)	(2,264)	549	(41,451)
Net income – non-controlling interest	—	—	1,715	1,715

Net loss attributable to William Lyon Homes	$(39,736)	$(2,264)	$2,264	$(39,736)

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

Note 3 — Segment Information

The Company operates one principal homebuilding business. In accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), the Company has determined that each of its operating divisions are its operating segments. Corporate is a non-operating segment.

The Company’s homebuilding operations design, construct and sell a wide range of homes designed to meet the specific needs of each of it markets. In accordance with the aggregation criteria defined in SFAS 131, the Company’s homebuilding operating segments have been grouped into four reportable segments: Southern California, consisting of operations in Orange, Los Angeles, Riverside, San Bernardino and San Diego counties; Northern California, consisting of operations in Contra Costa, Sacramento, Placer and Monterey counties; Arizona, consisting of operations in the Phoenix, Arizona metropolitan area; and Nevada, consisting of operations in the Las Vegas, Nevada metropolitan area.

Corporate is a non-operating segment that develops and implements strategic initiatives and supports the Company’s operating divisions by centralizing key administrative functions such as finance and treasury, information technology, risk management and litigation, and human resources.

Segment financial information relating to the Company’s homebuilding operations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)
Homebuilding revenues:
Southern California	$39,788	$75,297	$68,171	$142,429
Northern California	12,693	30,965	24,551	49,456
Arizona	7,417	17,031	14,647	28,157
Nevada	7,510	9,948	16,587	25,915

Total homebuilding	$67,408	$133,241	$123,956	$245,957

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)
Homebuilding pretax (loss) income:
Southern California	$(1,841)	$(23,633)	$(19,073)	$(35,260)
Northern California	218	(6,324)	(36,689)	(31,858)
Arizona	(3,103)	288	(4,543)	(362)
Nevada	(1,488)	(7,217)	(21,784)	(8,997)
Corporate	45,890	(2,834)	52,572	(6,566)

Total homebuilding	$39,676	$(39,720)	$(29,517)	$(83,043)

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

Homebuilding pretax (loss) income includes the following pretax inventory impairment charges recorded in the following segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Inventory impairments
Southern California	$—	$14,771	$450	$17,568
Northern California	—	1,064	6,144	23,467
Nevada	—	5,083	17,577	5,083

Total homebuilding	$—	$20,918	$24,171	$46,118

Homebuilding pretax income (loss) includes the following loss on sales of lots, land and other recorded in the following segments (in thousands):

	Three Months Ended June 30, 2009
	Southern California	Northern California	Arizona	Nevada	Total
Loss on sales of lots, land and other
Operating revenue	$—	$—	$883	$—	$883
Operating costs	—	—	(2,303)	—	(2,303)

Loss on sales of lots, land and other	$—	$—	$(1,420)	$—	$(1,420)

	Three Months Ended June 30, 2008
	Southern California	Northern California	Arizona	Nevada	Total
Loss on sales of lots, land and other
Operating revenue	$—	$6,848	$—	$—	$6,848
Operating costs	(82)	(7,310)	1	—	(7,391)

Loss on sales of lots, land and other	$(82)	$(462)	$1	$—	$(543)

	Six Months Ended June 30, 2009
	Southern California	Northern California	Arizona	Nevada	Total
Loss on sales of lots, land and other
Operating Revenue	$—	$—	$7,415	$—	$7,415
Operating costs	(9,316)	(28,568)	(8,681)	—	(46,565)

Loss on sales of lots, land and other	$(9,316)	$(28,568)	$(1,266)	$—	$(39,150)

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

	Six Months Ended June 30, 2008
	Southern California	Northern California	Arizona	Nevada	Total
Loss on sales of lots, land and other
Operating Revenue	$24,721	$6,848	$—	$—	$31,569
Operating costs	(24,930)	(7,310)	(36)	—	(32,276)

Loss on sales of lots, land and other	$(209)	$(462)	$(36)	$—	$(707)

	June 30, 2009	December 31, 2008
	(in thousands)
Homebuilding assets:
Southern California	$341,188	$393,754
Northern California	84,721	162,730
Arizona	187,677	193,796
Nevada	108,716	134,146
Corporate(1)	106,327	160,417

Total homebuilding assets	$828,629	$1,044,843

(1)	Comprised primarily of cash, receivables and fixed assets.

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

The Company entered into construction management agreements with various affiliates of one of its joint venture equity partners to build and market homes on behalf of the affiliates in 5 separate communities. For such services, the Company will receive fees (generally 5 percent of the sales price, as defined) and may, under certain circumstances, receive additional compensation if certain financial thresholds are achieved. In addition, in October 2008, the Company entered into a contract to build apartment units for a related party at a contract price of $13,481,000, which includes the Company’s fee of $529,000. For more information on this agreement see Note 8.

Based on the provisions of SOP 81-1, the Company has recorded construction services revenues and expenses of $9,116,000 and $7,842,000, respectively, for the three months ended June 30, 2009, and $15,375,000 and $13,611,000, respectively, for the six months ended June 30, 2009, in the accompanying consolidated statement of operations.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

Note 5 — Real Estate Inventories

Real estate inventories consist of the following (in thousands):

	June 30, 2009	December 31, 2008
Inventories owned: (1)
Deposits	$36,288	$47,033
Land and land under development	419,182	477,249
Homes completed and under construction	121,801	146,838
Model homes	66,461	83,369

Total	$643,732	$754,489

Inventories not owned: (2)
Variable interest entities — land banking arrangement	$70,770	$27,684
Other land options contracts	—	80,079

Total inventories not owned	$70,770	$107,763

(1)	The Company has temporarily suspended development, sales and marketing activities at certain of its projects which are in various stages of development. Management of the Company has concluded that this strategy is necessary under the prevailing market conditions and would allow the Company to market the properties at some future time when market conditions may have improved. The Company has incurred costs related to these projects of $256,654,000 as of June 30, 2009, of which $157,814,000 is included in Land and land under development, $62,466,000 is included in Homes completed and under construction and $36,374,000 is included in Model homes.
(2)	Includes the consolidation of a land banking arrangement which is consolidated in accordance with SFAS No. 49, Accounting for Product Financing Arrangements, (“SFAS 49”). Under the provisions of SFAS 49, the Company has determined it is economically compelled, based on certain factors, to purchase the land in the land banking arrangement, and therefore, must record the remaining purchase price of the land.

The Company accounts for its real estate inventories (including land, construction in progress, completed inventory, including models, and inventories not owned) under Financial Accounting Standards Board Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”).

SFAS 144 requires impairment losses to be recorded on real estate inventories when indicators of impairment are present and the undiscounted cash flows estimated to be generated by real estate inventories are less than the carrying amount of such assets. Indicators of impairment include a decrease in demand for housing due to softening market conditions, competitive pricing pressures which reduce the average sales prices of homes including an increase in sales incentives offered to buyers, slowing sales absorption rates, decreases in home values in the markets in which the Company operates, significant decreases in gross margins and a decrease in project cash flows for a particular project.

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

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

Under the provisions of SFAS 144, the Company is required to make certain assumptions to estimate undiscounted future cash flows of a project, which include: (i) estimated sales prices, including sales incentives, (ii) anticipated sales absorption rates and sales volume, (iii) project costs incurred to date and the estimated future costs of the project based on the project budget, (iv) the carrying costs related to the time a project is actively selling until it closes the final unit in the project, and (v) alternative strategies including selling the land to a third party or temporarily suspending development of the project. Each project has different assumptions and is based on management’s assessment of the current market conditions that exist in each project location. The Company’s assumptions include moderate absorption increases in certain projects in 2009 and years subsequent to 2009. In addition, the Company has assumed some moderate reduction in sales incentives in certain projects in certain markets in 2009.

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

Management assesses land deposits for impairment when estimated land values are deemed to be less than the agreed upon contract price. The Company considers changes in market conditions, the timing of land purchases, the ability to renegotiate with land sellers the terms of the land option contracts in question, the availability and best use of capital, and other factors. The Company records abandoned land deposits and related preacquisition costs in cost of sales-lots, land and other in the consolidated statements of operations in the period that it is abandoned. During the six months ended June 30, 2009, the Company recorded $37,900,000 related to abandoned land deposits and related pre-acquisition costs.

The following table summarizes inventory impairments recorded during the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Inventory impairments related to:
Land under development and homes completed and under construction	$—	$20,918	$10,818	$28,978
Land held for sale or sold	—	—	13,353	17,140

Total inventory impairments	$—	$20,918	$24,171	$46,118

Number of projects impaired during the period	0	10	11	17

Number of projects assessed for impairment during the period	62	94	70	94

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

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

Note 6 — Senior Notes

As of June 30, 2009, the Company had the following outstanding 7 5/8% Senior Notes due 2012, 10 3/4% Senior Notes due 2013 and 7 1/2% Senior Notes due 2014 (collectively, the “Senior Notes”) (in thousands):

7 5/8% Senior Notes due December 15, 2012	$98,824
10 3/4% Senior Notes due April 1, 2013	191,089
7 1/2% Senior Notes due February 15, 2014	102,341

$392,254

On June 10, 2009, the Company’s wholly-owned subsidiary, William Lyon Homes, Inc., a California corporation (“California Lyon”), consummated a cash tender offer (the “Tender Offer”) to purchase a portion of its outstanding Senior Notes, on the terms and subject to the conditions set forth in its offer to purchase, as amended. The principal amount of Senior Notes purchased by California Lyon on settlement of the Tender Offer totaled $53,135,000, including $29,050,000 of the 7 5/8% Senior Notes due 2012, $2,376,000 of the 10¾% Senior Notes due 2013, and $21,709,000 of the 7½% Senior Notes due 2014. The aggregate Tender Offer consideration paid totaled $14,925,300, plus accrued interest. The net gain resulting from the Tender Offer, after closing costs, was $37,040,000.

7 5/8% Senior Notes

On November 22, 2004, California Lyon closed its offering of $150,000,000 principal amount of 7 5/8% Senior Notes due December 15, 2012 (the “7 5/8% Senior Notes”). The notes were sold pursuant to Rule 144A. The notes were issued at par resulting in net proceeds to the Company of approximately $148,500,000. Interest on the 7 5/8% Senior Notes is payable semi-annually on December 15 and June 15 of each year. Based on the current outstanding principal amount of the 7 5/8% Senior Notes, the Company’s semi-annual interest payments are $3,768,000.

The 7 5/8% Senior Notes are redeemable at the option of California Lyon, in whole or in part, at a redemption price equal to 100% of the principal amount plus a premium declining ratably to par, plus accrued and unpaid interest, if any.

In addition to the tender offer above, in 2009, the Company purchased, in privately negotiated transactions, $5,926,000 principal amount of its outstanding 7 5/8% Senior Notes at a cost of $1,044,000, plus accrued interest. The net gain resulting from the purchase, after giving effect to amortization of related deferred loan costs was $4,843,000.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

10 3/4% Senior Notes

California Lyon filed a Registration Statement on Form S-3 with the Securities and Exchange Commission for the sale of $250,000,000 of Senior Notes due 2013 (the “10 3/4% Senior Notes”) which became effective on March 12, 2003. The offering closed on March 17, 2003 and was fully subscribed and issued. The notes were issued at a price of 98.493% to the public, resulting in net proceeds to the Company of approximately $246,233,000. The purchase price reflected a discount to yield 11% under the effective interest method and the notes have been reflected net of the unamortized discount in the accompanying consolidated balance sheet. Interest on the 10 3/4% Senior Notes is payable on April 1 and October 1 of each year. Based on the current outstanding principal amount of the 10 3/4% Senior Notes, the Company’s semi-annual interest payments are $10,271,000.

The 10 3/4% Senior Notes are redeemable at the option of California Lyon, in whole or in part, at a redemption price equal to 100% of the principal amount plus a premium declining ratably to par, plus accrued and unpaid interest, if any.

In addition to the tender offer above, in 2009, the Company purchased, in privately negotiated transactions, $25,095,000 principal amount of its outstanding 10 3/4% Senior Notes at a cost of $8,695,000, plus accrued interest. The net gain resulting from the purchase, after giving effect to amortization of related deferred loan costs was $15,890,000.

7 1/2% Senior Notes

On February 6, 2004, California Lyon closed its offering of $150,000,000 principal amount of 7 1/2% Senior Notes due 2014 (the “7 1/2% Senior Notes”). The notes were sold pursuant to Rule 144A and outside the United States to non-U.S. persons in reliance on Regulation S. The notes were issued at par, resulting in net proceeds to the Company of approximately $147,600,000. Interest on the 7 1/2% Senior Notes is payable on February 15 and August 15 of each year. Based on the current outstanding principal amount of 7 1/2% Senior Notes the Company’s semi-annual interest payments are $3,838,000.

The 7 1/2% Senior Notes are redeemable at the option of California Lyon, in whole or in part, at a redemption price equal to 100% of the principal amount plus a premium declining ratably to par, plus accrued and unpaid interest, if any.

In addition to the tender offer above, in 2009, the Company purchased, in privately negotiated transactions, $250,000 principal amount of its outstanding 7 1/2 % Senior Notes at a cost of $47,500 plus accrued interest. The net gain resulting from the purchase, after giving effect to amortization of related deferred loan costs was $200,000.

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

If the Company’s consolidated tangible net worth falls below $75,000,000 for any two consecutive fiscal quarters, California Lyon will be required to make an offer to purchase up to 10% of each class of Senior Notes originally issued at a purchase price equal to 100% of the principal amount, plus accrued and unpaid interest, if any. As of and for the three and six months ended June 30, 2009, the Company is in compliance with the covenants under its Senior Notes. The Company can give no assurance that it will remain in compliance with the financial covenants under its Senior Notes under current market conditions, and, if market conditions continue to deteriorate, the Company’s prospects for remaining in compliance with these covenants will be further impacted.

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

Construction Notes Payable

At June 30, 2009, the Company had construction notes payable amounting to $113.2 million.

The Company is the sole member of Lyon East Garrison Company I, LLC which is a member with

Woodman Development Company, LLC (the “Members”) in East Garrison Partners I, LLC (the “LLC”). The LLC has a non-recourse construction note payable with an outstanding balance of $56.2 million as of June 30, 2009 related to the acquisition and development of real estate in Monterey County, California. In addition to the non-recourse construction note payable, the Company and affiliates of the other Member entered into a completion guaranty. The construction note payable is secured by the underlying land parcel, which contains approximately 1,400 buildable lots, of which the Members had the right to purchase 600 lots each and 200 lots were to be sold to a third party.

Based on general economic conditions and the current real estate markets, the Members of the LLC and the construction note lender determined to temporarily suspend further entitlement and development of the project, at which time it was agreed that certain site improvements would be completed in order to prepare and protect the site for a delay of approximately two years. The Company and affiliates of the other Member of the LLC concluded that the completion of these site improvements satisfied the obligation under the completion guaranty.

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

The LLC did not make the required pay down on January 31, 2009 and is now in default under the construction loan agreement. The Company expects that the lender will continue to exercise its legal remedies against the LLC.

At June 30, 2009, the Company had approximately $157,552,000 of secured indebtedness (which includes approximately $113,212,000 of secured indebtedness of consolidated entities — see Note 2) and approximately $20,401,000 of additional secured indebtedness available to be borrowed under the Company’s credit facilities, as limited by the Company’s borrowing base formulas.

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONSOLIDATING BALANCE SHEET

June 30, 2009

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
ASSETS
Cash and cash equivalents	$—	$63,262	$233	$2,329	$—	$65,824
Restricted cash	—	5,158	—	—	—	5,158
Receivables	—	4,853	975	1,986	—	7,814
Income tax refund receivable	—	5,104	—	—	—	5,104
Real estate inventories
Owned	—	573,690	—	70,042	—	643,732
Not owned	—	70,770	—	—	—	70,770
Investments in and advances to unconsolidated joint ventures	—	1,646	—	—	—	1,646
Property and equipment, net	—	1,889	11,543	—	—	13,432
Deferred loan costs	—	4,436	—	—	—	4,436
Other assets	—	9,576	1,137	—	—	10,713
Investments in subsidiaries	141,511	3,874	—	—	(145,385)	—
Intercompany receivables	—	—	196,971	498	(197,469)	—

	$141,511	$744,258	$210,859	$74,855	$(342,854)	$828,629

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$—	$3,859	$263	$4,025	$—	$8,147
Accrued expenses	—	46,688	902	102	—	47,692
Liabilities from inventories not owned	—	70,770	—	—	—	70,770
Notes payable	—	101,401	—	56,151	—	157,552
7 5/8% Senior Notes	—	98,824	—	—	—	98,824
10 3/4% Senior Notes	—	191,089	—	—	—	191,089
7 1/2% Senior Notes	—	102,341	—	—	—	102,341
Intercompany payables	—	197,469	—	—	(197,469)	—

Total liabilities	—	812,441	1,165	60,278	(197,469)	676,415
Stockholders’ equity (deficit)	141,511	(68,183)	209,694	14,577	(145,385)	152,214

	$141,511	$744,258	$210,859	$74,855	$(342,854)	$828,629

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended June 30, 2009

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$57,795	$7,417	$3,079	$—	$68,291
Construction services	—	9,116	—	—	—	9,116
Management fees	—	144	—	—	(144)	—

	—	67,055	7,417	3,079	(144)	77,407

Operating costs
Cost of sales	—	(50,727)	(7,261)	(2,657)	144	(60,501)
Loss on impairment of real estate assets	—	—	—	—	—	—
Construction services	—	(7,842)	—	—	—	(7,842)
Sales and marketing	—	(3,857)	(474)	(207)	—	(4,538)
General and administrative	—	(4,479)	(47)	3	—	(4,523)
Other	—	(687)	—	—	—	(687)

	—	(67,592)	(7,782)	(2,861)	144	(78,091)

Equity in income of unconsolidated joint ventures	—	413	—	—	—	413

Income (loss) from subsidiaries	39,676	(693)	—	—	(38,983)	—

Operating income (loss)	39,676	(817)	(365)	218	(38,983)	(271)
Interest expense, net of amounts capitalized	—	(8,321)	—	—	—	(8,321)
Gain on retirement of debt	—	49,043	—	—	—	49,043
Other income (loss), net	—	19	(867)	73	—	(775)

Income (loss) before benefit from income taxes	39,676	39,924	(1,232)	291	(38,983)	39,676
Benefit from income taxes	—	—	—	—	—	—

Consolidated net income (loss)	39,676	39,924	(1,232)	291	(38,983)	39,676
Less: Net loss—non-controlling interest	—	—	—	—	(289)	(289)

Net income (loss) attributable to William Lyon Homes	$39,676	$39,924	$(1,232)	$291	$(39,272)	$39,387

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended June 30, 2008

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$118,987	$16,832	$4,270	$—	$140,089
Management fees	—	(186)	—	—	186	—

	—	118,801	16,832	4,270	186	140,089

Operating costs
Cost of sales	—	(114,663)	(15,205)	(4,639)	(186)	(134,693)
Loss on impairment of real estate assets	—	(20,918)	—	—	—	(20,918)
Sales and marketing	—	(9,258)	(1,153)	(588)	—	(10,999)
General and administrative	—	(6,408)	(105)	(2)	—	(6,515)
Other	—	(332)	—	—	—	(332)

	—	(151,579)	(16,463)	(5,229)	(186)	(173,457)

Equity in loss of unconsolidated joint ventures	—	(714)	—	—	—	(714)

(Loss) income from subsidiaries	(38,930)	(212)	3	—	39,139	—

Operating (loss) income	(38,930)	(33,704)	372	(959)	39,139	(34,082)
Interest expense, net of amounts capitalized	—	(6,088)	—	—	—	(6,088)
Other income (loss), net	—	513	(76)	13	—	450

Consolidated net (loss) income	(38,930)	(39,279)	296	(946)	39,139	(39,720)
Less: Net income—non-controlling interest	—	—	—	—	790	790

Net (loss) income attributable to William Lyon Homes	$(38,930)	$(39,279)	$296	$(946)	$39,929	$(38,930)

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS

Six Months Ended June 30, 2009

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$111,785	$14,647	$4,939	$—	$131,371
Construction services	—	15,375	—	—	—	15,375
Management fees	—	234	—	—	(234)	—

	—	127,394	14,647	4,939	(234)	146,746

Operating costs
Cost of sales	—	(137,670)	(14,079)	(4,110)	234	(155,625)
Impairment loss on real estate assets	—	(24,171)	—	—	—	(24,171)
Construction services	—	(13,611)	—	—	—	(13,611)
Sales and marketing	—	(7,286)	(966)	(412)	—	(8,664)
General and administrative	—	(10,391)	(144)	(18)	—	(10,553)
Other	—	(2,547)	—	—	—	(2,547)

	—	(195,676)	(15,189)	(4,540)	234	(215,171)

Equity in loss of unconsolidated joint ventures	—	(1,310)	—	—	—	(1,310)

Loss from subsidiaries	(29,614)	(1,018)	—	—	30,632	—

Operating (loss) income	(29,614)	(70,610)	(542)	399	30,632	(69,735)
Interest expense, net of amounts capitalized	—	(17,033)	—	—	—	(17,033)
Gain on retirement of debt	—	57,973	—	—	—	57,973
Other income, loss net	—	443	(1,119)	(46)	—	(722)

(Loss) income before benefit from income taxes	(29,614)	(29,227)	(1,661)	353	30,632	(29,517)
Benefit from income taxes	—	22	—	—	—	22

Consolidated net (loss) income	(29,614)	(29,205)	(1,661)	353	30,632	(29,495)
Less: Net (loss) income—
non-controlling interest	—	—	—	—	(119)	(119)

Net (loss) income attributable to William Lyon Homes	$(29,614)	$(29,205)	$(1,661)	$353	$30,513	$(29,614)

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS

Six Months Ended June 30, 2008

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries		Consolidated Company
Operating revenue
Sales	$—	$240,463	$27,559	$9,504	$		$277,526
Management fees	—	400	—	—		(400)	—

	—	240,863	27,559	9,504		(400)	277,526

Operating costs
Cost of sales	—	(232,166)	(25,005)	(10,591)		400	(267,362)
Impairment loss on real estate assets	—	(46,118)	—	—		—	(46,118)
Sales and marketing	—	(19,014)	(1,907)	(1,182)		—	(22,103)
General and administrative	—	(13,234)	(217)	(48)		—	(13,499)
Other	—	(1,773)	(1)	—		—	(1,774)

	—	(312,305)	(27,130)	(11,821)		400	(350,856)

Equity in loss of unconsolidated joint ventures	—	(805)	—	—		—	(805)

(Loss) income from subsidiaries	(39,736)	(823)	4	—		40,555	—

Operating (loss) income	(39,736)	(73,070)	433	(2,317)		40,555	(74,135)
Interest expense, net of amounts capitalized	—	(9,254)	—	—		—	(9,254)
Other income (loss), net	—	928	(632)	50		—	346

Loss before benefit from income taxes	(39,736)	(81,396)	(199)	(2,267)		40,555	(83,043)
Benefit from income taxes	—	41,592	—	—		—	41,592

Consolidated net loss	(39,736)	(39,804)	(199)	(2,267)		40,555	(41,451)
Less: Net income – non-controlling interest	—	—	—	—		1,715	1,715

Net loss attributable to William Lyon Homes	$(39,736)	$(39,804)	$(199)	$(2,267)		$42,270	$(39,736)

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2009

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating activities
Net (loss) income	$(29,614)	$(29,205)	$(1,661)	$353	$30,632	$(29,495)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	313	673	—	—	986
Impairment loss on real estate assets	—	24,171	—	—	—	24,171
Equity in loss of unconsolidated joint ventures	—	1,310	—	—	—	1,310
Gain on retirement of debt	—	(57,973)	—	—	—	(57,973)
Equity in earnings of subsidiaries	29,614	1,018	—	—	(30,632)	—
Benefit from income taxes	—	(22)	—	—	—	(22)
Net changes in operating assets and liabilities:
Restricted cash	—	(79)	—	—	—	(79)
Receivables	—	8,228	6,640	7,303	—	22,171
Income tax refund receivable	—	41,614	—	—	—	41,614
Real estate inventories—owned	—	84,132	—	2,838	—	86,970
Deferred loan costs	—	819	—	—	—	819
Other assets	—	(437)	102	—	—	(335)
Accounts payable	—	(5,219)	(31)	(2,934)	—	(8,184)
Accrued expenses	—	(15,051)	(358)	—	—	(15,409)

Net cash provided by operating activities	—	53,619	5,365	7,560	—	66,544

Investing activities
Net change in investment in and advances to unconsolidated joint ventures	—	(187)	—	—	—	(187)
Purchases of property and equipment	—	62	(77)	—	—	(15)
Investments in subsidiaries	—	2,785	—	—	(2,785)	—
Advances to affiliates	—	(25,918)	—	—	25,918	—

Net cash used in investing activities	—	(23,258)	(77)	—	23,133	(202)

Financing activities
Proceeds from borrowings on notes payable	—	60,529	11.352	—	—	71,881
Principal payments on notes payable	—	(91,337)	(17,621)	—	—	(108,958)
Net cash paid for retirement of senior notes	—	(25,310)	—	—	—	(25,310)
Minority interest contributions, net	—	—	—	—	(5,148)	(5,148)
Advances to affiliates	—	—	(514)	(9,185)	9,699	—
Intercompany receivables/payables	—	29,412	(1,170)	(558)	(27,684)	—

Net cash used in financing activities	—	(26,706)	(7,953)	(9,743)	(23,133)	(67,535)

Net increase (decrease) in cash and cash equivalents	—	3,655	(2,665)	(2,183)	—	(1,193)
Cash and cash equivalents at beginning of period	—	59,285	2,898	4,834	—	67,017

Cash and cash equivalents at end of period	$—	$62,940	$233	$2,651	$—	$65,824

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2008

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating activities
Net loss	$(39,736)	$(39,804)	$(199)	$(2,267)	$40,555	$(41,451)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	—	432	704	—	—	1,136
Impairment loss on real estate assets	—	46,118	—	—	—	46,118
Equity in loss of unconsolidated joint ventures	—	805	—	—	—	805
Distribution of income from unconsolidated joint ventures	—	816	—	—	—	816
Equity in earnings (loss) of subsidiaries	39,736	823	(4)	—	(40,555)	—
Benefit from income taxes	—	(41,592)	—	—	—	(41,592)
Net changes in operating assets and liabilities:
Receivables	—	19,365	(1,850)	21	—	17,536
Intercompany receivables/payables	—	—	(2,737)	1,834	903	—
Real estate inventories—owned	—	100,458	—	(962)	—	99,496
Deferred loan costs	—	1,426	—	—	—	1,426
Other assets	—	4,410	(389)	—	—	4,021
Accounts payable	—	(16,521)	(34)	957	—	(15,598)
Accrued expenses	—	(11,798)	(133)	(2,032)	—	(13,963)

Net cash provided by (used in) operating activities	—	64,938	(4,642)	(2,449)	903	58,750

Investing activities
Net change in investment in and advances to unconsolidated joint ventures	—	(40)	—	—	—	(40)
Distributions of capital from unconsolidated joint ventures	—	212	—	—	—	212
Purchases of property and equipment	—	(17)	(7)	—	—	(24)
Investments in subsidiaries	—	1,437	—	—	(1,437)	—
Advances to affiliates	—	1,263	—	—	(1,263)	—

Net cash provided by (used in) investing activities	—	2,855	(7)	—	(2,700)	148

Financing activities
Proceeds from borrowings on notes payable	—	171,501	149,805	4,481	—	325,787
Principal payments on notes payable	—	(213,431)	(148,224)	—	—	(361,655)
Minority interest contributions, net	—	—	—	—	(4,317)	(4,317)
Advances to affiliates	—	—	(89)	(6,025)	6,114	—

Net cash (used in) provided by financing activities	—	(41,930)	1,492	(1,544)	1,797	(40,185)

Net increase (decrease) in cash and cash equivalents	—	25,863	(3,157)	(3,993)	—	18,713
Cash and cash equivalents at beginning of period	—	55,412	6,931	10,854	—	73,197

Cash and cash equivalents at end of period	$—	$81,275	$3,774	$6,861	$—	$91,910

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

Note 7 — Fair Value of Financial Instruments

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value and establishes a framework for measuring fair value under GAAP. The Company adopted SFAS 157 on January 1, 2008. In accordance with Statement No. 157, the Company is required to disclose the estimated fair value of financial instruments. As of June 30, 2009, the Company used the following assumptions to estimate the fair value of each type of financial instrument for which it is practicable to estimate:

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

•	Senior Notes Payable — The senior notes are publicly traded over the counter and their fair values were based on quotes from industry sources.

The estimated fair values of financial instruments are as follows at June 30, 2009:

	Carrying Amount	Fair Value
	(in thousands)
Financial assets:
Cash and equivalents	$65,824	$65,824
Financial liabilities:
Revolving credit facilities	$44,341	$44,341
Construction notes payable	$113,211	$91,451
7 5/8% Senior Notes due 2012	$98,824	$27,671
10 3/4% Senior Notes due 2013	$191,089	$72,614
7 1/2% Senior Notes due 2014	$102,341	$28,655

Effective January 1, 2008, the Company implemented the requirements of SFAS 157 for the Company’s financial assets and liabilities. SFAS 157 establishes a framework for measuring fair value, expands disclosures regarding fair value measurements and defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 requires the Company to maximize the use of observable market inputs, minimize the use of unobservable market inputs and disclose in the form of an outlined hierarchy the details of such fair value measurements. SFAS 157 specifies a hierarchy of valuation techniques based on whether the inputs to a fair value measurement are considered to be observable or unobservable in a marketplace. The three levels of the hierarchy are as follows:

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

Non-financial Instruments

The Company adopted SFAS 157 in 2008, however, disclosure of certain non-financial portions of SFAS 157 were deferred until the 2009 reporting period. These non-financial homebuilding assets are those assets for which the Company recorded valuation adjustments during the first half of 2009 on a nonrecurring basis. See Note 5, “Real Estate Inventories” for further discussion of the valuation of real estate inventories and within “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The following table summarizes the fair-value measurements of its non-financial assets for the six months ended June 30, 2009:

	Fair Value Hierarchy	Fair Value at Measurement Date(1)	Impairment Charges for the Six Months Ended June 30, 2009(1)
	(in thousands)
Land under development and homes completed and under construction(2)	Level 3	$12,241	$10,818
Inventory held-for-sale(3)	Level 3	7,822	13,353

(1)	Amounts represent the aggregate fair values for communities where the Company recognized noncash inventory impairment charges during the period, as of March 31, 2009, the date that the fair value measurements were made. The carrying value for these communities may have subsequently increased or decreased from the fair value reflected due to activity that has occurred since the measurement date.
(2)	In accordance with SFAS 144, inventory under this caption with a carrying value of $23.1 million was written down to its fair value of $12.3 million at March 31, 2009, resulting in total impairments of $10.8 million for the six months ended June 30, 2009. There were no impairments for the three months ended June 30, 2009.
(3)	In accordance with SFAS 144, inventory under this caption with a carrying value of $21.2 million was written down to its fair value of $7.8 million at March 31, 2009, resulting in total impairments of $13.4 million for the six months ended June 30, 2009. There were no impairments for the three months ended June 30, 2009.

Fair values determined to be level 3 include the use of internal assumptions, estimates and financial forecasts. Valuations of these items are therefore sensitive to the assumptions used. Fair values represent the Company’s best estimates as of the measurement date, based on conditions existing and information available at the date of issuance of the March 31, 2009 consolidated financial statements. Subsequent changes in conditions or information available may change assumptions and estimates, as outlined in more detail within “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Fair values determined using Level 3 inputs, were primarily based on the estimated future cash flows discounted for inherent risk associated with each asset. These discounted cash flows are impacted by: the risk-free rate of return; expected risk premium based on estimated land development; construction and delivery timelines; market risk from potential future price erosion; cost uncertainty due to development or construction cost increases; and other risks specific to the asset or conditions in the market in which the asset is located at the time the assessment is made. These factors are specific to each community and may vary among communities.

Note 8 — Related Party Transactions

On October 26, 2000, the Company’s Board of Directors (with Messrs. William Lyon and William H. Lyon abstaining) approved the purchase of 579 lots for a total purchase price of $12,581,000 from an entity controlled

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

by William Lyon and William H. Lyon. In addition to the purchase price, one-half of the net profits in excess of six percent from the development were to be paid to the seller (“Profit Participation”). As of December 31, 2008, all lots were purchased under this agreement. In addition, the total amount of profit participation that has been paid through June 30, 2009 is $14,015,000.

On December 27, 2007, the Company sold certain land in San Diego County, California for $12,000,000 in cash to a limited liability company owned indirectly by Frank T. Suryan, Jr. as Trustee for the Suryan Family Trust. Mr. Suryan is Chairman and Chief Executive Officer of Lyon Capital Ventures, a company wholly-owned by Frank T. Suryan, Jr., General William Lyon, Chairman and Chief Executive Officer of the Company, and a trust whose sole beneficiary is William H. Lyon, President and Chief Operating Officer of the Company. The Company received a report from a third-party valuation and financial advisory services firm as to the reasonableness of the sales price in the transaction. Further, the transaction was unanimously approved by all independent members of the Board of Directors. In October 2008, in a separately negotiated transaction from the sale of the land to the limited liability company owned indirectly by the Suryan Family Trust (the “Owner”), the Company was contracted by and for the Owner to build apartment units for a contract price of $13,481,000, which includes the Company’s contractor fee of $529,000. As described in Note 4 — Construction Services, the Company accounts for this transaction based on the percentage of completion method, and recorded construction services revenue of $4,578,000 and $9,162,000 during the three and six months ended June 30, 2009, respectively, and construction services costs of $4,392,000 and $8,803,000 during the three and six months ended June 30, 2009, respectively.

For the three and six months ended June 30, 2009, the Company incurred reimbursable on-site labor costs of $44,000 and $112,000, respectively, and for the three and six months ended June 30, 2008, the Company incurred reimbursable on-site labor-costs of $40,000 and $95,000, respectively, for providing customer service to real estate projects developed by entities controlled by William Lyon and William H. Lyon. At June 30, 2009 and December 31, 2008, $64,000 and $18,000, respectively, was due to the Company for reimbursable on-site labor costs.

For the three and six months ended June 30, 2009, the Company incurred charges of $197,000 and $393,000, respectively related to rent on its corporate office, from a trust of which William H. Lyon is the sole beneficiary. For the three and six months ended June 30, 2008, the Company incurred charges of $197,000 and $385,000, respectively.

Effective September 1, 2004, the Company entered into an aircraft consulting and management agreement with an affiliate (the “Affiliate”) of William Lyon to operate and manage the Company’s aircraft. The terms of the agreement provide that the Affiliate shall consult and render its advice and management services to the Company with respect to all functions necessary to the operation, maintenance and administration of the aircraft. The Company’s business plan for the aircraft includes (i) use by Company executives for traveling on Company business to the Company’s divisional offices and other destinations, (ii) charter service to outside third parties and (iii) charter service to William Lyon personally. Charter services for outside third parties are contracted for at market rates. As compensation to the Affiliate for its management and consulting services under the agreement, the Company pays the Affiliate a fee equal to (i) the amount equal to 107% of compensation paid by the affiliate for the pilots supplied pursuant to the agreement, (ii) $50 per operating hour for the aircraft and (iii) $9,000 per month for hangar rent. In addition, all maintenance work, inspections and repairs performed by the Affiliate on the aircraft are charged to the Company at the Affiliate’s published rates for maintenance, inspections and repairs in effect at the time such work is completed. The total compensation paid to the Affiliate under the agreement amounted to $345,000 and $422,000, for the three months ended June 30, 2009 and 2008, respectively, and $575,000 and $647,000 for the six months ended June 30, 2009 and 2008, respectively.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

Effective July 1, 2006, General William Lyon entered into a time sharing agreement (“the Agreement”) with the Company pertaining to his personal use of the aircraft. The agreement calls for General Lyon to reimburse the company for all costs incurred by the Company during his personal flights plus a surcharge on fuel consumption of two times the cost. Pursuant to the agreement, the Company had earned revenue of $39,000 and $117,000 for charter services provided to William Lyon personally, during the three months ended June 30, 2009 and 2008, respectively, and $53,000 and $223,000 for the six months ended June 30, 2009 and 2008, respectively. At June 30, 2009 and December 31, 2008, $53,000 and $16,000, respectively, was due to the Company.

The Company and one of the Company’s directors, Alex Meruelo, are parties to an agreement pursuant to which Mr. Meruelo is eligible to receive a finder’s fee based upon the cash distributions received by a subsidiary of the Company from a joint venture development project relating to a portion of the Fort Ord military base in Monterey County, California. See “Construction Notes Payable” in Note 6, above. The joint venture development project resulted from Mr. Meruelo’s introduction of the Company to Woodman Development Company, LLC (“Woodman”) and the subsequent formation of East Garrison Partners I, LLC (“EGP”) as a joint venture between Woodman and Lyon East Garrison Company I, LLC (“EGC”). The finder’s fee will equal 5% of all net cash distributions distributed by EGP to EGC with respect to EGC’s existing 50% interest in EGP that are in excess of distributions with respect to certain deficit advances, deficit preferred returns, returns of capital and preferred returns on unreturned capital. The calculation of the finder’s fee will be based on net cash distributions received from EGP on land sales and will not be determined on the basis of any revenues, profits or distributions received from any affiliate of EGC for the construction and sale or leasing of residential or commercial buildings on such lots. Mr. Meruelo is not obligated to perform any services for EGC other than the introduction to Woodman. The Company does not expect Mr. Meruelo to receive any payments in future periods.

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

Effective January 1, 2007, the company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be considered “more-likely-than-not” to be sustained upon examination by taxing authorities. The Company has taken positions in certain taxing jurisdictions for which it is more likely than not that previously unrecognized tax benefits will be recognized. In addition, the Company has elected to recognize interest and penalties related to uncertain tax positions in the income tax provision. In accordance with the provisions of FIN 48, effective January 1, 2007, the Company recorded an income tax refund receivable of $5,654,000 and recognized the associated tax benefit as an increase in additional paid-in capital. In connection therewith, the Company recorded interest receivable of $1,122,000 and recognized the associated tax benefit as an increase in retained earnings. Since recording the income tax refund, the Company has received refunds and accrued additional interest,

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

leaving approximately $5,104,000 of income tax refunds receivable on the consolidated balance sheet at June 30, 2009. At December 31, 2008 and June 30, 2009, the Company has no unrecognized tax benefits.

In compliance with the Company’s election to recognize interest income (expense) and penalties related to uncertain tax positions in the income tax provision, $32,000 of interest income related to the income tax refund receivable, recorded under the provisions of FIN 48, is included in the benefit from income taxes of $22,000 for the six months ended June 30, 2009.

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

Litigation Arising from General Lyon’s 2006 Tender Offer

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(unaudited)

district bonds issued after May 21, 1992 are accounted for under the provisions of Statement 91-10, “Accounting for Special Assessment and Tax Increment Financing Entities” issued by the Emerging Issues Task Force of the Financial Accounting Standards Board on May 21, 1992, and recorded as liabilities in the Company’s consolidated balance sheet, if the amounts are fixed and determinable.

As of June 30, 2009, the Company had $9,890,000 of outstanding irrevocable standby letters of credit to guarantee the Company’s financial obligations under certain land banking arrangements, joint venture agreements and other contractual arrangements in the normal course of business. The beneficiary may draw upon these letters of credit in the event of a contractual default by the Company relating to each respective obligation. These letters of credit generally have a stated term of 12 months and have varying maturities through 2010, at which time the Company may be required to renew the letters of credit to coincide with the term of the respective arrangement.

The Company also had outstanding performance and surety bonds of $125,678,000 at June 30, 2009 related principally to its obligations for site improvements at various projects. The Company does not believe that draws upon these bonds, if any, will have a material effect on the Company’s financial position, results of operations or cash flows.

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

Results of Operations

Beginning in 2006 and continuing through 2009, the homebuilding industry has experienced continued decreased demand for housing and sales prices have continued to decline. These conditions were the result of a continued erosion of homebuyer confidence which was driven by increasing foreclosures, increases in unemployment, limited availability of mortgage financing due to stress in the mortgage and credit markets, and increased levels of housing inventory in the market. In certain of the Company’s markets, the Company has experienced steadying sales absorption rates, a decrease in sales incentives and significant house cost reductions. As discussed in detail below, the decline in demand has resulted in a decrease in new home orders, home closings, home sales revenue and average sales prices for the Company.

Comparisons of Three Months Ended June 30, 2009 to June 30, 2008

On a consolidated basis, the number of net new home orders for the three months ended June 30, 2009 decreased 36% to 269 homes from 418 homes for the three months ended June 30, 2008. The number of homes closed on a consolidated basis for the three months ended June 30, 2009, decreased 37% to 202 homes from 319 homes for the three months ended June 30, 2008. On a consolidated basis, the backlog of homes sold but not closed as of June 30, 2009 was 301, down 33% from 446 homes a year earlier, but up 25% from 240 homes at December 31, 2008.

Homes in backlog are generally closed within three to six months. The dollar amount of backlog of homes sold but not closed on a consolidated basis as of June 30, 2009 was $74.2 million, down 54% from $160.4 million as of June 30, 2008 and down 8% from $80.8 million as of December 31, 2008. The cancellation rate of buyers who contracted to buy a home but did not close escrow at the Company’s projects was approximately 17% during the three months ended June 30, 2009 compared to 21% during the three months ended June 30, 2008. The inventory of completed and unsold homes was 35 homes as of June 30, 2009, down from 80 homes at December 31, 2008.

The average number of sales locations during the quarter ended June 30, 2009 was 26, down 40% from 43 in the comparable period a year ago. In addition, the Company has temporarily suspended the development of thirteen projects, which will be re-opened when management believes economic conditions stabilize. The Company’s number of new home orders per average sales location increased to 10.3 for the quarter ended June 30, 2009 as compared to 9.7 for the quarter ended June 30, 2008.

	Three Months Ended June 30,		Increase (Decrease)
	2009	2008	Amount	%
Number of Net New Home Orders
Southern California	133	188	(55)	(29)%
Northern California	34	89	(55)	(62)%
Arizona	70	78	(8)	(10)%
Nevada	32	63	(31)	(49)%

Total	269	418	(149)	(36)%

Cancellation Rate	17%	21%	(4)%

Each of the Company’s homebuilding segments experienced declines in net new home orders during the 2009 period. Net new home orders during the 2009 period in each of the Company’s segments were negatively impacted by the unstable economic conditions and continued down-turn in the homebuilding industry.

Cancellation rates during the 2009 period decreased to 17% from 21% during the 2008 period. The change includes a decrease in the cancellation rate in Southern California to 17% in the 2009 period from 23% in the 2008 period, in Northern California to 21% in the 2009 period from 26% in the 2008 period, in Arizona to 5% in the 2009 period from 7% in the 2008 period and in Nevada an increase to 32% in the 2009 period from 22% in the 2008 period. The rates continue to reflect the impact of uncertain economic conditions, however, the segments which experienced a decrease in cancellation rates, period over period, could result in future stabilization in certain of the homebuilding markets in which the Company operates.

	Three Months Ended June 30,		Increase (Decrease)
	2009	2008	Amount	%
Average Number of Sales Locations
Southern California	9	18	(9)	(50)%
Northern California	4	10	(6)	(60)%
Arizona	5	4	1	25%
Nevada	8	11	(3)	(27)%

Total	26	43	(17)	(40)%

The average number of sales locations decreased in each homebuilding segment, except for Arizona, during the 2009 period primarily due to (i) management’s on-going efforts to manage cash outflows through, among other things, limiting the purchase of new lots, (ii) temporarily suspending the development of certain projects throughout the Company and (iii) final deliveries in certain projects.

	June 30,		Increase (Decrease)
	2009	2008	Amount	%
Backlog (units)
Southern California	191	252	(61)	(24)%
Northern California	35	52	(17)	(33)%
Arizona	57	77	(20)	(26)%
Nevada	18	65	(47)	(72)%

Total	301	446	(145)	(33)%

The Company’s backlog at June 30, 2009 decreased 33% from levels at June 30, 2008, primarily resulting from a deterioration in demand for new homes and a decrease in the average number of sales locations to 26 in the 2009 period from 43 in the 2008 period. The decrease in backlog during this period reflects a decrease in net new order activity of 36% to 269 homes in the 2009 period compared to 418 homes in the 2008 period and a decrease in the number of homes closed by 37% to 202 in the 2009 period from 319 in the 2008 period.

	June 30,		Increase (Decrease)
	2009	2008	Amount	%
Backlog (dollars in thousands)
Southern California	$50,526	$109,580	$(59,054)	(54)%
Northern California	10,093	16,879	(6,786)	(40)%
Arizona	9,510	15,579	(6,069)	(39)%
Nevada	4,054	18,326	(14,272)	(78)%

Total	$74,183	$160,364	$(86,181)	(54)%

The dollar amount of backlog of homes sold but not closed as of June 30, 2009 was $74.2 million, down 54% from $160.4 million as of June 30, 2008. The significant decrease in backlog during this period reflects a decrease in net new order activity of 36% to 269 homes in the 2009 period compared to 418 homes in the 2008 period. In addition, the dollar amount of backlog is affected by recent average sales prices for new home orders, and the Company experienced a decrease of 31% in the average sales price of homes in backlog to $246,500 as of June 30, 2009 compared to $359,600 as of June 30, 2008. An increase in the Company’s cancellation rates generally has an adverse effect on the Company’s backlog.

In Southern California, the dollar amount of backlog decreased 54% to $50.5 million as of June 30, 2009 from $109.6 million as of June 30, 2008, which is attributable to a decrease of 29% in net new home orders in Southern California to 133 homes in the 2009 period compared to 188 homes in the 2008 period, and a decrease of 39% in the average sales price of homes in backlog to $264,500 as of June 30, 2009 compared to $434,800 as of June 30, 2008. In Southern California, the cancellation rate decreased to 17% for the period ended June 30, 2009 from 23% for the period ended June 30, 2008.

In Northern California, the dollar amount of backlog was $10.1 million as of June 30, 2009 and $16.9 million as of June 30, 2008, which is attributable to a decrease of 62% in net new home orders in Northern California to 34 homes in the 2009 period compared to 89 homes in the 2008 period and a decrease of 11% in the average sales price of homes in backlog to $288,400 as of June 30, 2009 compared to $324,600 as of June 30, 2008. In Northern California the cancellation rate decreased to 21% for 2009 period from 26% for the 2008 period.

In Arizona, the dollar amount of backlog decreased 39% to $9.5 million as of June 30, 2009 from $15.6 million as of June 30, 2008, which is attributable to a decrease of 10% in net new home orders in Arizona to 70 homes in the 2009 period compared to 78 homes in the 2008 period, and a decrease of 18% in the average sales price of homes in backlog to $166,800 as of June 30, 2009 compared to $202,300 as of June 30, 2008. In Arizona, the cancellation rate decreased to 5% for the 2009 period from 7% for the 2008 period.

In Nevada, the dollar amount of backlog decreased 78% to $4.1 million as of June 30, 2009 from $18.3 million as of June 30, 2008, which is attributable to a decrease of 49% in net new home orders in Nevada to 32 homes in the 2009 period compared to 63 homes in the 2008 period, and a decrease of 20% in the average sales price of homes in backlog to $225,200 as of June 30, 2009 compared to $281,900 as of June 30, 2008. In Nevada, the cancellation rate increased to 32% for the period from 22% for the 2008 period .

The decrease in the dollar amount of backlog of homes sold but not closed as described above generally results in a reduction in operating revenues in the subsequent period as compared to the previous period. Revenue from sales of homes decreased 49% to $67.4 million during the 2009 period from $133.2 million during the 2008 period. A decrease in homebuilding revenues on a project basis is a potential indicator for impairment. If current market prices and home values continue to decrease and cancellation rates increase in the future, the Company’s revenue and liquidity would likely be negatively impacted, and the Company may be required to assess its homebuilding assets for further impairment.

	Three Months Ended June 30,		Increase (Decrease)
	2009	2008	Amount	%
Number of Homes Closed
Southern California	85	125	(40)	(32)%
Northern California	43	86	(43)	(50)%
Arizona	40	73	(33)	(45)%
Nevada	34	35	(1)	(3)%

Total	202	319	(117)	(37)%

During the 2009 period, the number of homes closed decreased 37%. The number of homes closed during the year was impacted by a decrease in the number of average sales locations to 26 locations in the 2009 period from 43 in the 2008 period and the uncertain economic conditions and continued down-turn in the homebuilding industry.

	Three Months Ended June 30,		Increase (Decrease)
	2009	2008	Amount	%
Home Sales Revenue (dollars in thousands)
Southern California	$39,788	$75,297	$(35,509)	(47)%
Northern California	12,693	30,965	(18,272)	(59)%
Arizona	7,417	17,031	(9,614)	(56)%
Nevada	7,510	9,948	(2,438)	(25)%

Total	$67,408	$133,241	$(65,833)	(49)%

The decrease in homebuilding revenue of 49% to $67.4 million during the 2009 period from $133.2 million during the 2008 period is primarily attributable to a decrease in the number of homes closed to 202 during the 2009 period from 319 during the 2008 period and a decrease in the average sales price of homes closed to $333,700 during the 2009 period from $417,700 during the 2008 period.

	Three Months Ended June 30,		Increase (Decrease)
	2009	2008	Amount	%
Average Sales Price of Homes Closed
Southern California	$468,100	$602,400	$(134,300)	(22)%
Northern California	295,200	360,100	(64,900)	(18)%
Arizona	185,400	233,300	(47,900)	(21)%
Nevada	220,900	284,300	(63,400)	(22)%

Total	$333,700	$417,700	$(84,000)	(20)%

The average sales price of homes closed during the 2009 period decreased in each segment due to increased levels of sales incentives in response to lower demand for new homes, increased levels of competition which leads to pricing pressure, and increased home foreclosure levels. In addition, in Southern California, the Company is experiencing a change in product mix for actively selling projects.

	Three Months Ended June 30,		Increase (Decrease)
	2009	2008
Homebuilding Gross Margin Percentage
Southern California	14.7%	4.8%	9.9%
Northern California	12.5%	(1.5)%	14.0%
Arizona	5.4%	13.5%	(8.1)%
Nevada	18.5%	5.3%	13.2%

Total	13.7%	4.5%	9.2%

Homebuilding gross margin percentage during the 2009 period increased to 13.7% from 4.5% during the 2008 period which is primarily attributable to (i) a 28% decrease in the average cost per home closed to $288,100 in the 2009 period from $399,100 in the 2008 period (ii) home closings in projects where previous impairment losses had been incurred and (iii) a decrease in the average sales price of homes closed of 20% from $417,700 in the 2008 period to $333,700 in the 2009 period.

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

Lots, Land and Other

Land sales revenue was $0.9 million during the 2009 period, compared with $6.8 million during the 2008 period. During the three months ended June 30, 2009 and 2008, the Company recorded gross margin related to land sales of $(1.4) million and $(0.5) million, respectively.

Construction Services Revenue

Construction services revenue, which is all recorded in Southern California, was $9.1 million in the 2009 period with no comparable amount in the 2008 period. See Note 4 to “Notes to Consolidated Financial Statements” for further discussion.

	Three Months Ended June 30,		Increase (Decrease)
	2009	2008
Impairment Loss on Real Estate Assets
Land under development and homes completed and under construction
Southern California	$—	$14,771	$(14,771)
Northern California	—	1,064	(1,064)
Nevada	—	5,083	(5,083)

Total	$—	$20,918	$(20,918)

Total Impairment Loss on Real Estate Assets	$—	$20,918	$(20,918)

The Company evaluates homebuilding assets for impairment when indicators of potential impairment are present. Given the current market conditions in the homebuilding industry, the Company evaluates all homebuilding assets for impairments each quarter. Indicators of potential impairment include, but are not limited to, a decrease in housing market values, home pricing and sales absorption rates. During the three months ended June 30, 2009 the Company has experienced steadying sales absorption rates, a decrease in sales incentives and significant house cost reductions in certain of its markets. In addition, the Company recorded gross margin percentage of 13.7% compared to 4.5% in the 2008 period, primarily as a result of impairment charges incurred in previous periods. As a result, during the three months ended June 30, 2009, the Company did not record impairment loss on real estate assets.

The impairment loss related to land under development and homes completed and under construction incurred during the three months ended June 30, 2008, primarily resulted from decreases in home sales prices, due to increased sales incentives, and the continued deterioration in the homebuilding industry. In addition, during the 2009 period, the Company used discount rates in the estimated discounted cash flow assessments of 17% to 23%. These rates are due to an increase in risks and uncertainties in the homebuilding industry due to the on-going deterioration in the market value of land and homes as well as homebuyer confidence in the economy.

The Company continues to evaluate land values to determine whether to hold for development or to sell at current prices, which may lead to additional impairment on real estate assets.

	Three Months Ended June 30,		Increase (Decrease)
	2009	2008	Amount	%
Sales and Marketing Expenses (dollars in thousands)
Homebuilding
Southern California	$2,523	$6,045	$(3,522)	(58)%
Northern California	1,002	3,029	(2,027)	(67)%
Arizona	479	1,160	(681)	(59)%
Nevada	534	765	(231)	(30)%

Total	$4,538	$10,999	$(6,461)	(59)%

Sales and marketing expense decreased $6.5 million to $4.5 million in the 2009 period from $11.0 million in the 2008 period primarily due to (i) a decrease of $1.1 million in sales model operating costs due to the decrease in the number of models and a decrease in the average number of sales locations to 26 in the 2009 period from 43 in the 2008 period and (ii) a decrease of $2.8 million in advertising expenses. In addition, direct selling expenses decreased approximately $2.5 million, including $0.9 million in outside broker commissions due to the reduction in units closed of 37% and reduction in revenue from home sales of 49% in 2009 as compared to 2008.

	Three Months Ended June 30,		Increase (Decrease)
	2009	2008	Amount	%
General and Administrative Expenses (dollars in thousands)
Homebuilding
Southern California	$664	$1,173	$(509)	(43)%
Northern California	536	835	(299)	(36)%
Arizona	474	763	(289)	(38)%
Nevada	558	817	(259)	(32)%
Corporate	2,291	2,927	(636)	(22)%

Total	$4,523	$6,515	$(1,992)	(31)%

General and administrative expenses decreased $2.0 million, or 31%, in the 2009 period to $4.5 million from $6.5 million in the 2008 period as a result of cost reduction strategies implemented by management. As the number of active projects and the number of sales orders continues to decline, the Company has reduced staffing levels to support current operations.

Other Items

Other operating costs increased to $0.7 million in the 2009 period compared to $0.3 million in the 2008 period. The increase is due to property tax expense incurred on projects in which development is temporarily suspended of $0.5 million in the 2009 period, with no comparable amount in the 2008 period. In addition, operating losses realized by golf course operations decreased to $0.2 million in the 2009 period from $0.3 million in the 2008 period.

Equity in income (loss) of unconsolidated joint ventures increased to $0.4 million in the 2009 period from a loss of $(0.7) million in the 2008 period.

In 2009, the Company purchased in the tender offer (described in Note 6 of “Notes to Consolidated Financial Statements”) and in privately negotiated transactions, $73.1 million principal amount of its outstanding Senior Notes at a cost of $23.1 million, plus accrued interest. The net gain resulting from the purchase, after giving effect to amortization of related deferred loan costs was $49.0 million.

During the 2009 period, the Company incurred interest related to its outstanding debt of $12.0 million and capitalized $3.7 million, resulting in net interest expense of $8.3 million, compared to interest incurred of $17.0 million and capitalized interest of $10.9 million resulting in net interest expense of $6.1 million in the 2008 period.

	Three Months Ended June 30,		Increase (Decrease)
	2009	2008	Amount	%
(Loss) Income Before Benefit from Income Taxes (dollars in thousands)
Homebuilding
Southern California	$(1,841)	$(23,633)	$21,792	92%
Northern California	218	(6,324)	6,542	103%
Arizona	(3,103)	288	(3,391)	(1,177)%
Nevada	(1,488)	(7,217)	5,729	79%
Corporate	45,890	(2,834)	48,724	1,719%

Total	$39,676	$(39,720)	$79,396	200%

In Southern California, loss before benefit from income taxes decreased 92% to $(1.8) million in the 2009 period from $(23.6) million in the 2008 period. The decrease in loss is primarily attributable to (i) a decrease in revenues from home sales to $39.8 million in the 2009 period, from $75.3 million in the 2008 period and (ii) offset by a decrease in impairment loss on real estate assets from $20.9 million in the 2008 period with no comparable amount in the 2009 period and (iii) a decrease in sales and marketing expense to $2.5 million in the 2009 period from $6.0 million in the 2008 period.

In Northern California, income (loss) before benefit from income taxes increased 103% to income of $0.2 million in the 2009 period from a loss of $(6.3) million in the 2008 period. The increase in income is primarily attributable to (i) a decrease in revenues from home sales to $12.7 million in the 2009 period from $31.0 million in the 2008 period and offset by (ii) a decrease in impairment loss on real estate assets from $1.1 million in the 2008 period with no comparable amount in the 2009 period and (iii) a decrease in sales and marketing expense to $1.0 million in the 2009 period from $3.0 million in the 2008 period.

In Arizona, (loss) income before benefit from income taxes decreased to a loss of $(3.1) million in the 2009 period from income of $0.3 million in the 2008 period. The change is primarily attributable to (i) a decrease in revenues from home sales to $7.4 million in the 2009 period from $17.0 million in the 2008 period offset by (ii) a decrease in sales and marketing expense to $0.5 million in the 2009 period from $1.2 million in the 2008 period.

In Nevada, loss before benefit from income taxes decreased 79% to $(1.5) million in the 2009 period from $(7.2) million in the 2008 period. The decrease in loss is primarily attributable to (i) a decrease in revenues from home sales to $7.5 million in the 2009 period from $9.9 million in the 2008 period and (ii) a decrease in impairment loss on real estate assets from $5.1 million in the 2008 period with no comparable amount in the 2009 period, offset by (iii) a decrease in sales and marketing expense to $0.5 million in the 2009 period from $.8 million in the 2008 period.

The Corporate segment is a non-homebuilding segment where the Company develops and implements strategic initiatives and supports the Company’s operating divisions by centralizing key administrative functions such as finance and treasury, information technology, tax planning, internal audit, risk management and litigation and human resources. The Company records the gain from retirement of senior notes and income tax provisions and benefits at the corporate level.

Net Income (Loss)

As a result of the foregoing factors, net income for the three months ended June 30, 2009 was $39.4 million compared to net loss for the three months ended June 30, 2008 of $(38.9) million.

	June 30,		Increase (Decrease)
	2009	2008	Amount	%
Lots Owned and Controlled
Lots Owned
Southern California	1,405	2,113	(708)	(34)%
Northern California	856	1,427	(571)	(40)%
Arizona	5,470	6,107	(637)	(10)%
Nevada	2,767	2,960	(193)	(7)%

Total	10,498	12,607	(2,109)	(17)%

Lots Controlled(1)
Southern California	406	534	(128)	(24)%
Arizona	713	328	385	117%

Total	1,119	862	257	30%

Total Lots Owned and Controlled	11,617	13,469	(1,852)	(14)%

(1)	Lots controlled may be purchased by the Company as consolidated projects or may be purchased by newly formed joint ventures.

Comparison of Six Months Ended June 30, 2009 to June 30, 2008

On a consolidated basis, the number of net new home orders for the six months ended June 30, 2009 decreased 43% to 451 homes from 789 homes for the six months ended June 30, 2008. The number of homes closed on a consolidated basis for the six months ended June 30, 2009, decreased 37% to 390 homes from 622 homes for the six months ended June 30, 2008.

The cancellation rate of buyers who contracted to buy a home but did not close escrow at the Company’s projects was approximately 22% during the six months ended June 30, 2009 compared to 24% during the six months ended June 30, 2008. The inventory of completed and unsold homes was 35 homes as of June 30, 2009, down from 80 homes at December 31, 2008.

The average number of sales locations during the six months ended June 30, 2009 was 27, down 45% from 49 in the comparable period a year ago. In addition, the Company has temporarily suspended the development of thirteen projects, which will be re-opened when management believes economic conditions stabilize. The Company’s number of new home orders per average sales location increased to 16.7 for the six months ended June 30, 2009 as compared to 16.1 for the six months ended June 30, 2008.

	Six Months Ended June 30,		Increase (Decrease)
	2009	2008	Amount	%
Number of Net New Home Orders
Southern California	218	376	(158)	(42)%
Northern California	67	150	(83)	(55)%
Arizona	100	129	(29)	(22)%
Nevada	66	134	(68)	(51)%

Total	451	789	(338)	(43)%

Cancellation Rate	22%	24%	(2)%

Each of the Company’s homebuilding segments experienced declines in net new home orders during the 2009 period. Net new home orders during the 2009 period in each of the Company’s segments were negatively impacted by the unstable economic conditions and continued down-turn in the homebuilding industry.

Cancellation rates during the 2009 period decreased to 22% from 24% during the 2008 period. The change includes a decrease in the cancellation rate in Southern California to 20% in the 2009 period from 26% in the 2008 period, in Northern California to 26% in the 2009 period from 25% in the 2008 period, in Arizona to 11% in the 2009 period from 15% in the 2008 period and in Nevada to 34% in the 2009 period from 22% in the 2008 period. The rates continue to reflect the impact of the uncertain economic conditions, however, the segments which experienced a decrease in cancellation rates, period over period, could result in future stabilization in certain of the homebuilding markets in which the Company operates.

	Six Months Ended June 30,		Increase (Decrease)
	2009	2008	Amount	%
Average Number of Sales Locations
Southern California	10	22	(12)	(55)%
Northern California	4	12	(8)	(67)%
Arizona	5	4	1	25%
Nevada	8	11	(3)	(27)%

Total	27	49	(22)	(45)%

The average number of sales locations decreased in each homebuilding segment, except for Arizona, during the 2009 period primarily due to (i) management’s on-going efforts to manage cash outflows through, among other things, limiting the purchase of new lots, (ii) temporarily suspending the development of certain projects throughout the Company and (iii) final deliveries in certain projects.

	Six Months Ended June 30,		Increase (Decrease)
	2009	2008	Amount	%
Number of Homes Closed
Southern California	161	266	(105)	(39)%
Northern California	80	141	(61)	(43)%
Arizona	77	119	(42)	(35)%
Nevada	72	96	(24)	(25)%

Total	390	622	(232)	(37)%

During the 2009 period, the number of homes closed decreased 37%. The number of homes closed during the year was impacted by a decrease in the number of average sales locations in the 2009 period from the 2008 period, the uncertain economic conditions and continued down-turn in the homebuilding industry.

	Six Months Ended June 30,		Increase (Decrease)
	2009	2008	Amount	%
Home Sales Revenue (dollars in thousands)
Southern California	$68,171	$142,429	$(74,258)	(52)%
Northern California	24,551	49,456	(24,905)	(50)%
Arizona	14,647	28,157	(13,510)	(48)%
Nevada	16,587	25,915	(9,328)	(36)%

Total	$123,956	$245,957	$(122,001)	(50)%

The decrease in homebuilding revenue of 50% to $124.0 million during the 2009 period from $246.0 million during the 2008 period is primarily attributable to a decrease in the number of homes closed to 390 during the 2009 period from 622 during the 2008 period and a decrease in the average sales price of homes closed to $317,800 during the 2009 period from $395,400 during the 2008 period.

	Six Months Ended June 30,		Increase (Decrease)
	2009	2008	Amount	%
Average Sales Price of Homes Closed
Southern California	$423,400	$535,400	$(112,000)	(21)%
Northern California	306,900	350,800	(43,900)	(13)%
Arizona	190,200	236,600	(46,400)	(20)%
Nevada	230,400	270,000	(39,600)	(15)%

Total	$317,800	$395,400	$(77,600)	(20)%

The average sales price of homes closed during the 2009 period decreased in each segment due to increased levels of sales incentives in response to lower demand for new homes, increased levels of competition, and increased home foreclosure levels. In addition, in Southern California, the Company is experiencing a change in product mix for actively selling projects.

	Six Months Ended June 30,		Increase (Decrease)
	2009	2008
Homebuilding Gross Margin Percentage
Southern California	13.4%	3.9%	9.5%
Northern California	10.5%	0.1%	10.4%
Arizona	7.0%	13.5%	(6.5)%
Nevada	13.0%	5.6%	7.4%

Total	12.0%	4.4%	7.6%

Homebuilding gross margin percentage during the 2009 period increased to 12.0% from 4.4% during the 2008 period which is primarily attributable to a (i) decrease in the average sales price of homes closed of 20% from $395,400 in the 2008 period to $317,800 in the 2009 period (ii) home closings in projects where previous impairment losses had been incurred and (iii) a 26% decrease in the average cost per home closed to $279,600 in the 2009 period from $378,000 in the 2008 period.

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

Lots, Land and Other

Land sales revenue was $7.4 million during the 2009 period, related to opportunistic land sales in Arizona, compared with $31.6 million during the 2008 period. During the six months ended June 30, 2009 and 2008, the Company recorded gross margin related to land sales of $(39.2) million and $(0.7) million, respectively. Included in these amounts are the write-off of land deposits and pre-acquisition costs of $37.9 million and $0.1 million, respectively, related to future projects which the Company has concluded are not currently economically viable. The write-off of land deposits and pre-acquisition costs of $37.9 million recorded during the six months ended June 30, 2009 are attributable to projects held in three of its land banking arrangements. Management of the Company determined that the remaining purchase prices of the lots in the arrangements were priced above current market values.

Construction Services Revenue

Construction services revenue, which is all recorded in Southern California, was $15.4 million in the 2009 period with no comparable amount in the 2008 period. See Note 4 of “Notes to Consolidated Financial Statements” for further discussion.

	Six Months Ended June 30,		Increase (Decrease)
	2009	2008
Impairment Loss on Real Estate Assets (dollars in thousands)
Land under development and homes completed and under construction
Southern California	$450	$17,568	$(17,118)
Northern California	6,144	6,327	(183)
Nevada	4,224	5,083	(859)

Total	$10,818	$28,978	$(18,160)

Land Held-for-Sale or Sold
Northern California	$—	$17,140	$(17,140)
Nevada	13,353	—	13,353

Total	13,353	17,140	(3,787)

Total Impairment Loss on Real Estate Assets	$24,171	$46,118	$(21,947)

The Company evaluates homebuilding assets for impairments when indicators of potential impairments are present. Given the current market conditions in the homebuilding industry, the Company evaluates all homebuilding assets for impairments each quarter. Indicators of potential impairment include, but are not limited to, a decrease in housing market values and sales absorption rates.

The impairment loss related to land under development and homes completed and under construction incurred during the six months ended June 30, 2009, primarily resulted from decreases in home sales prices, due to increased sales incentives, and the continued deterioration in the homebuilding industry. In addition, during the 2009 period, the Company used discount rates in the estimated discounted cash flow assessments of 17% to 23%. These rates are due to an increase in risks and uncertainties in the homebuilding industry due to the on-going deterioration in the market value of land and homes as well as homebuyer confidence in the economy.

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

	Six Months Ended June 30,		Increase (Decrease)
	2009	2008	Amount	%
Sales and Marketing Expenses (dollars in thousands)
Homebuilding
Southern California	$4,361	$12,771	$(8,410)	(66)%
Northern California	2,040	5,308	(3,268)	(62)%
Arizona	984	1,931	(947)	(49)%
Nevada	1,279	2,093	(814)	(39)%

Total	$8,664	$22,103	$(13,439)	(61)%

Sales and marketing expense decreased $13.4 million to $8.7 million in the 2009 period from $22.1 million in the 2008 period primarily due to (i) a decrease of $2.6 million in sales model operating costs and (ii) a decrease of $5.7 million in advertising, due to the decrease in the number of models and a decrease in the average number of sales locations to 27 in the 2009 period from 49 in the 2008 period. In addition, direct selling expenses decreased approximately $5.1 million, including $2.2 million in outside broker commissions due to the reduction in units closed of 37% and reduction in revenue from home sales of 50% in 2009 as compared to 2008.

	Six Months Ended June 30,		Increase (Decrease)
	2009	2008	Amount	%
General and Administrative Expenses (dollars in thousands)
Homebuilding
Southern California	$2,234	$2,740	$(506)	(18)%
Northern California	1,240	1,691	(451)	(27)%
Arizona	1,115	1,906	(791)	(42)%
Nevada	1,234	1,447	(213)	(15)%
Corporate	4,730	5,715	(985)	(17)%

Total	$10,553	$13,499	$(2,946)	(22)%

General and administrative expenses decreased $2.9 million, or 22%, in the 2009 period to $10.6 million from $13.5 million in the 2008 period as a result of cost reduction strategies implemented by management. As the number of active projects and the number of sales orders continues to decline, the Company has reduced staffing levels to support current operations.

Other Items

Other operating costs increased to $2.5 million in the 2009 period compared to $1.8 million in the 2008 period. The increase is due to property tax expense incurred on projects in which development is temporarily suspended of $2.1 million in the 2009 period, with no comparable amount in the 2008 period. In addition, operating losses realized by golf course operations decreased to $0.4 million in the 2009 period from $0.7 million in the 2008 period.

Equity in loss of unconsolidated joint ventures increased to $1.3 million in the 2009 period from $0.8 million in the 2008 period.

In 2009, the Company purchased in the tender offer (described in Note 6 of “Notes to Consolidated Financial Statements”) and in privately negotiated transactions, $84.4 million principal amount of its outstanding Senior Notes at a cost of $25.3 million, plus accrued interest. The net gain resulting from the purchase, after giving effect to amortization of related deferred loan costs was $58.0 million.

During the 2009 period, the Company incurred interest related to its outstanding debt of $24.6 million and capitalized $7.6 million, resulting in net interest expense of $17.0 million, compared to interest incurred of $35.1 million and capitalized interest of $25.9 million resulting in net interest expense of $9.2 million in the 2008 period.

	Six Months Ended June 30,		Increase (Decrease)
	2009	2008	Amount	%
(Loss) Income Before Benefit from Income Taxes (dollars in thousands)
Homebuilding
Southern California	$(19,073)	$(35,260)	$16,187	46%
Northern California	(36,689)	(31,858)	(4,831)	(15)%
Arizona	(4,543)	(362)	(4,181)	(1,155)%
Nevada	(21,784)	(8,997)	(12,787)	(142)%
Corporate	52,572	(6,566)	59,138	901%

Total	$(29,517)	$(83,043)	$53,526	64%

In Southern California, loss before benefit from income taxes decreased 46% to $(19.1) million in the 2009 period from $ (35.3) million in the 2008 period. The decrease in loss is primarily attributable to (i) a decrease in revenues from home sales to $68.2 million in the 2009 period, from $142.4 million in the 2008 period and (ii) the abandonment of land deposits and pre-acquisition costs at certain of the Company’s projects of $9.3 million with no comparable amount in the 2008 period, offset by (iii) a decrease in impairment loss on real estate assets to $0.5 million in the 2009 period, from $17.6 million in the 2008 period and (iv) a decrease in sales and marketing expense to $4.4 million in the 2009 period from $12.8 million in the 2008 period.

In Northern California, loss before benefit from income taxes increased 15% to $(36.7) million in the 2009 period from $(31.9) million in the 2008 period. The increase in loss is primarily attributable to (i) a decrease in revenues from home sales to $24.6 million in the 2009 period from $49.5 million in the 2008 period and (ii) the abandonment of land deposits and pre-acquisition costs at certain of the Company’s projects of $28.6 million in the 2009 period with no comparable amount in the 2008 period, offset by (iii) a decrease in sales and marketing expense to $2.0 million in the 2009 period from $5.3 million in the 2008 period.

In Arizona, loss before benefit from income taxes increased to a loss of $(4.5) million in the 2009 period from loss of $(0.4) million in the 2008 period. The change is primarily attributable to (i) a decrease in revenues from home sales to $14.6 million in the 2009 period from $28.2 million in the 2008 period offset by a decrease in sales and marketing expense to $1.0 million in the 2009 period from $1.9 million in the 2008 period.

In Nevada, loss before benefit from income taxes increased 142% to $(21.8) million in the 2009 period from $(9.0) million in the 2008 period. The increase in loss is primarily attributable to (i) a decrease in revenues from home sales to $16.6 million in the 2009 period from $25.9 million in the 2008 period and a decrease in impairment loss on real estate assets to $4.2 million in the 2009 period from $5.1 million in the 2008 period, offset by (iii) a decrease in sales and marketing expense to $1.3 million in the 2009 period from $2.1 million in the 2008 period.

The Corporate segment is a non-homebuilding segment where the Company develops and implements strategic initiatives and supports the Company’s operating divisions by centralizing key administrative functions such as finance and treasury, information technology, tax planning, internal audit, risk management and litigation and human resources. The Company records the gain from retirement of senior notes and income tax provisions and benefits at the corporate level.

Income Taxes

In compliance with the Company’s election to recognize interest income and penalties related to uncertain tax positions in the income tax provision, $32,000 of interest income related to the income tax refund receivable, recorded under the provisions of FIN 48, is included in the benefit from income taxes of $22,000 for the six months ended June 30, 2009.

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

Net Loss

As a result of the foregoing factors, net loss for the six months ended June 30, 2009 was $29.6 million compared to net loss for the six months ended June 30, 2008 of $39.7 million.

Financial Condition and Liquidity

The Company provides for its ongoing cash requirements principally from internally generated funds from the sales of real estate, outside borrowings and by forming new joint ventures with venture partners that provide a substantial portion of the capital required for certain projects. The Company currently has outstanding 7 5/8% Senior Notes due 2012, 10 3/4% Senior Notes due 2013 and 7 1/2% Senior Notes due 2014 and maintains secured revolving credit facilities (“Revolving Credit Facilities”). The Company has financed, and may in the future finance, certain projects and land acquisitions with construction loans secured by real estate inventories, seller provided financing and land banking transactions. The Company believes that its current borrowing capacity and increases reasonably available to it, cash on hand, income tax refunds and anticipated net cash flows from operations are and will be sufficient to meet its current and reasonably anticipated liquidity needs on both a near-term and long-term basis (and in any event for the next twelve months) for funds to build homes and run its day-to-day operations.

Beginning in 2006 and continuing into 2009, the homebuilding industry has experienced continued decreased demand for housing. These conditions were the result of a continued erosion of homebuyer confidence which was driven by increases in unemployment, limited availability of mortgage financing due to stress in the mortgage and credit markets, price instability, increasing foreclosures and increased levels of housing inventory in the market. The decline in demand has resulted in a decrease in new home orders, home closings, home sales revenue and average sales prices for the Company. During the six months ended June 30, 2009 the Company incurred impairment losses on real estate assets amounting to $24.2 million with no comparable amount incurred during the three months ended June 30, 2009. During the three and six months ended June 30, 2008 the Company incurred impairment losses on real estate assets amounting to $20.9 million and $46.1 million, respectively. The Company was required to write down the book value of certain real estate assets in accordance with Statement No. 144, as defined in Note 5 of “Notes to Consolidated Financial Statements”.

In response to the declining demand for housing in the homebuilding industry, and the resulting decrease in homebuilding revenues of 50% from the six months ended June 30, 2009 to the six months ended June 30, 2008, the management of the Company shifted its strategy to focus on generating positive cash flow, reducing overall debt levels and improving liquidity. The management of the Company intends to manage cash flow by reducing inventory levels and expenditures for temporarily suspended projects. During the 2009 period, the Company generated $66.5 million of cash flows from operations and repaid a net $37.1 million of notes payable. In addition, the Company repurchased $84.4 million of principal outstanding Senior Notes for a net purchase price of $25.3 million, plus accrued interest. The net gain resulting from the purchase, after giving effect to amortization of related deferred loan costs was $58.0 million. These repurchases will reduce future interest payments by approximately $7.3 million per year.

The undrawn available borrowings on the Company’s Revolving Credit Facilities decreased to $20.4 million at June 30, 2009, down from $57.5 million as of June 30, 2008. The Company expects that the availability under the Revolving Credit Facilities will fluctuate in the future as a result of paydowns when homes close and as new phases of construction are started and added to the borrowing base. In addition, as the credit and capital markets stabilize in the future, the Company would expect to utilize a portion of its cash on hand to fund future construction which would cause the availability under the Revolving Credit Facilities to increase. In addition, the Company has reduced its total commitment under the facilities to $129.5 million as of June 30, 2009, from $185.0 million as of December 31, 2008, to reduce its fees paid on unused commitments. Further, the Company received a federal income tax refund of $41.6 million in January 2009 as a result of the carryback of estimated 2008 tax losses to 2006.

There is no assurance, however, that future cash flows will be sufficient to meet the Company’s future capital needs. The amount and types of indebtedness that the Company may incur may be limited by the terms of the indentures and credit or other agreements governing the Company’s senior note obligations, revolving credit facilities and other indebtedness.

The Company has suspended development, sales and marketing activities at certain of its projects which are in the early stages of development. The Company has concluded that this strategy was necessary under the prevailing market conditions and believes that it will allow the Company to market the properties at some future time when market conditions may have improved.

Senior Notes

On June 10, 2009, the Company’s wholly-owned subsidiary, William Lyon Homes, Inc. (“California Lyon”), consummated a cash tender offer to purchase a portion of its outstanding 7 5/8% Senior Notes due 2012, 10 3/4% Senior Notes due 2013 and 7 1/2% Senior Notes due 2014 (collectively, the “Senior Notes”). The purpose of the tender offer was to significantly reduce the principal amount of its outstanding Senior Notes, which would reduce future interest incurred by the Company. See Note 6 of Notes to Consolidated Financial Statement for further discussion.

The principal amount of Senior Notes purchased by California Lyon on settlement of the Tender Offer totaled $53.1 million, including $29.1 million of the 7 5/8% Senior Notes due 2012, $2.4 million of the 10¾% Senior Notes due 2013, and $21.7 million of the 7½% Senior Notes due 2014. The aggregate Tender Offer consideration paid totaled $14.9 million, plus accrued interest. The net gain resulting from the Tender Offer, after closing costs, was $37.0 million.

Interest on the 7 5/8% Senior Notes is payable semi-annually on December 15 and June 15 of each year. Based on the current outstanding principal amount of the 7 5/8% Senior Notes of $98.8 million, the Company’s semi-annual interest payments are $3.8 million.

Interest on the 10 3/4% Senior Notes is payable on April 1 and October 1 of each year. Based on the current outstanding principal amount of the 10 3/4% Senior Notes of $191.1 million, the Company’s semi-annual interest payments are $10.3 million.

Interest on the 7 1/2% Senior Notes is payable on February 15 and August 15 of each year. Based on the current outstanding principal amount of 7 1/2% Senior Notes of $102.3 million, the Company’s semi-annual interest payments are $3.8 million.

At June 30, 2009, the Company had approximately $157.6 million of secured indebtedness (excluding approximately $113.2 million of secured indebtedness of consolidated entities) and approximately $20.4 million of additional secured indebtedness available to be borrowed under the Company’s credit facilities, as limited by the Company’s borrowing base formulas.

Revolving Credit Facilities

As of June 30, 2009, the Company has six revolving credit facilities which have an aggregate maximum loan commitment of $129.5 million, with maturities at various dates as follows:

Loan Commitment Amount (in millions)	Balance Outstanding at June 30, 2009 (in millions)	Undrawn Availability at June 30, 2009 (in millions)	Initial Maturity Date(1)
$15.0	$4.9	$5.5	April 2009(2)
4.5	.9	2.1	May 2009(2)
30.0	18.4	3.0	July 2009
20.0	5.4	.5	September 2009
30.0	14.7	4.9	December 2009
30.0	—	4.4	December 2009

$129.5	$44.3	$20.4

(1)	After the initial maturity date, additional advances may be obtained to complete previously approved projects subject to all other requirements for advances under the borrowing base. Repayments of borrowed amounts are required at the time a sold house closes escrow or at the time a house must be removed from the borrowing base. The final maturity date would generally be twelve months after the initial maturity date.

(2)	The initial maturity date has expired on this facility, and amounts outstanding are due within 12 months of this date.

The revolving credit facilities have similar characteristics. The Company may borrow amounts, subject to applicable borrowing base and concentration limitations, as defined. During the last year of the term of each facility, the commitment amount will decrease ratably until the commitment under each facility is reduced to zero by the final maturity date, as defined in each respective agreement.

Availability under each Revolving Credit Facility is subject not only to the maximum amount committed under the respective facility, but also to both various borrowing base and concentration limitations. The borrowing base limits lender advances to certain agreed percentages of asset value. The allowed percentage generally increases as the asset progresses from land under development to residence subject to contract of sale. Advances for each type of collateral become due in whole or in part, subject to possible re-borrowing, and/or the collateral becomes excluded from the borrowing base, after a specified period or earlier upon sale. Concentration limitations further restrict availability under the credit facilities. The effect of these borrowing base and concentration limitations essentially is to mandate minimum levels of the Company’s investment in a project, with higher percentages of investment required at earlier phases of a project, and with greater absolute dollar amounts of investment required as a project progresses. Each Revolving Credit Facility is secured by deeds of trust on the real property and improvements thereon owned by the Company in the subdivision project(s) approved by the respective lender, as well as pledges of all net sale proceeds, related contracts and other ancillary property. Also, each Revolving Credit Facility includes financial covenants, which may limit the amount that may be borrowed thereunder. Outstanding advances bear interest at various rates, which approximate the prime rate. As of June 30, 2009, $44.3 million was outstanding under these Revolving Credit Facilities, with a weighted-average interest rate of 4.982%, and the undrawn availability was $20.4 million as limited by the borrowing base formulas. Interest on the revolving credit facilities is calculated on the average, outstanding daily balance and is paid following the end of each month. During the three and six months ended June 30, 2009, the Company borrowed $42.3 and $60.5 million, respectively, and repaid $42.9 and $88.2 million, respectively, under these facilities. The maximum amount outstanding was $50.9 million and the weighted average borrowings were $48.6 million during the three months ended June 30, 2009. Interest incurred on the Revolving Credit Facilities for the three and six months ended June 30, 2009 was $0.7 million and $1.3 million, respectively. The Company routinely makes borrowings under its Revolving Credit Facilities in the ordinary course of business within the maximum aggregate loan commitment amounts to fund its operations, including its land acquisition and home building activities, and repays such borrowings, as required by the Revolving Credit Facilities, with the net sales proceeds of sales of the real property, including homes, which secure the applicable Revolving Credit Facility.

Under the modified revolving credit facilities as described above, the Company is required to comply with a number of covenants, the most restrictive of which require Delaware Lyon to maintain:

•	A tangible net worth, as defined, of $90.0 million; and

•	Minimum liquidity, as defined, of at least $30.0 million.

As of and for the period ending June 30, 2009, the Company is in compliance with the covenants under its revolving credit facilities. Effective January 1, 2010, the Company will be required to maintain a ratio of total liabilities to tangible net worth, as defined under each Revolving Credit Facility.

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

The Company’s covenant compliance for the Revolving Credit Facilities at June 30, 2009 is detailed in the table set forth below:

Covenant and Other Requirements	Actual at June 30, 2009	Covenant Requirements at June 30, 2009
Tangible Net Worth (1)	$147.8	≥ $90.0
Minimum Liquidity	$86.2	≥ $30.0

(1)	Tangible Net Worth was calculated based on the stated amount of stockholders’ equity less intangible assets of $4.4 million as of June 30, 2009.

Construction Notes Payable

At June 30, 2009, the Company had construction notes payable amounting to $113.2 million. The construction notes have various maturity dates through 2017 and bear interest at rates ranging from prime plus 0.25% to prime plus 1.00% at June 30, 2009. Interest is calculated on the average daily balance and is paid following the end of each month.

The Company is the sole member of Lyon East Garrison Company I, LLC which is a member with Woodman Development Company, LLC (the “Members”) in East Garrison Partners I, LLC (the “LLC”). The LLC has a non-recourse construction note payable with an outstanding balance of $56.2 million as of June 30, 2009 related to the acquisition and development of real estate in Monterey County, California. In addition to the non-recourse construction note payable, the Company and affiliates of the other Member entered into a completion guaranty. The construction note payable is secured by the underlying land parcel, which contains approximately 1,400 buildable lots, of which the Members had the right to purchase 600 lots each and 200 lots were to be sold to a third party.

Based on general economic conditions and the current real estate markets, the Members of the LLC and the construction note lender determined to temporarily suspend further entitlement and development of the project, at which time it was agreed that certain site improvements would be completed in order to prepare and protect the site for a delay of approximately two years. The Company and affiliates of the other Member of the LLC concluded, that the completion of these site improvements satisfied the obligation under the completion guaranty. The lender agreed to fund the revised budgeted site improvements which the LLC had completed. However the lender stopped funding for the improvements, which left the LLC with unpaid invoices. During this same period, the LLC received several letters from the lender alleging default under the construction loan agreement which the Members contended were invalid based on previous discussions.

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

Revolving Mortgage Warehouse Credit Facilities

The Company, through its mortgage subsidiary and one of its unconsolidated joint ventures, had entered into two revolving mortgage warehouse credit facilities with banks to fund its mortgage origination operations. The original credit facility, provided for revolving loans of up to $22.5 million outstanding. The Company’s mortgage subsidiary and one of its unconsolidated joint ventures entered into an additional $20.0 million credit facility. Mortgage loans are generally held for a short period of time and are typically sold to investors within 7 to 15 days following funding. The facilities are secured by substantially all of the assets of each of the borrowers, including the mortgage loans held for sale, all rights of each of the borrowers with respect to contractual obligations of third party investors to purchase such mortgage loans, and all proceeds of sale of such mortgage loans. At June 30, 2009, the outstanding balance under these facilities was paid down to zero in conjunction with the winding down of operations of the Company’s mortgage subsidiaries.

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

In addition, the Company participates in one land banking arrangement, which is not a VIE in accordance with Interpretation No. 46, but is consolidated in accordance with SFAS No. 49, Accounting for Product Financing Arrangements, (“SFAS 49”). Under the provisions of SFAS 49, the Company has determined it is economically compelled, based on certain factors, to purchase the land in the land banking arrangement, and therefore, must record the remaining purchase price of the land of $70.8 million, which is included in real estate inventories not owned and liabilities from inventories not owned in the accompanying balance sheet.

See Note 2 of “Notes to Consolidated Financial Statements” for detail of the Company’s land banking arrangements.

During the six months ended June 30, 2009, the Company abandoned its option deposit in three of its land banking arrangements in which land purchase commitments are required. Management of the Company determined that the remaining purchase prices of the lots in the arrangements were priced above current market values. In two of these arrangements, the Company reduced real estate inventories-not owned and the related non-controlling interest by $27.7 million for the remaining investment in this project. In the other arrangement, the Company reduced real estate inventories-not owned and liabilities from inventories-not owned by $9.3 million for the remaining investment in this project. The impact of these transactions is reflected in the accompanying consolidated financial statements as of the period ending June 30, 2009.

Joint Venture Financing

The Company and certain of its subsidiaries are general partners or members in joint ventures involved in the development and sale of residential projects. As described more fully in Note 2 of “Notes to Consolidated Financial Statements”, in accordance with Interpretation No. 46 certain joint ventures have been determined to be variable interest entities in which the Company is considered the primary beneficiary. Accordingly, the assets, liabilities and operations of these joint ventures have been consolidated with the Company’s financial statements. The financial statements of joint ventures in which the Company is not considered the primary beneficiary are not consolidated with the Company’s financial statements. The Company’s investments in unconsolidated joint ventures are accounted for using the equity method because the Company has a 50% or less voting or economic interest (and thus such joint ventures are not controlled by the Company). Income allocations and cash distributions to the Company from the unconsolidated joint ventures are based on predetermined formulas between the Company and its joint venture partners as specified in the applicable partnership or operating agreements. The Company generally receives, after partners’ priority returns and returns of partners’ capital, approximately 50% of the profits and cash flows from joint ventures. See Note 2 of “Notes to Consolidated Financial Statements” for condensed combined financial information for the joint ventures whose financial statements have been consolidated with the Company’s financial statements. Based upon current estimates, substantially all future development and construction costs incurred by the joint ventures will be funded by the venture partners or from the proceeds of construction financing obtained by the joint ventures. As of June 30, 2009, the Company’s investment in and advances to unconsolidated joint ventures was $1.6 million and the venture partners’ investment in such joint ventures was $3.5 million.

In conjunction with the Company’s strategy to cease operations at William Lyon Financial Services, in which it discontinued originating and funding homebuyer mortgage loans, in March 2009, the Company entered into a joint venture operating agreement with a lending institution. The Company receives 50% of the profits and cash flows from the venture. The joint venture was created to service the Company’s homebuyers by having access to a larger mortgage portfolio with the lending institution.

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

Cash Flows — Comparison of Six Months Ended June 30, 2009 to Six Months Ended June 30, 2008

Net cash provided by operating activities increased to a cash source of $66.5 million in the 2009 period from $58.8 million in the 2008 period. The change was primarily as a result of (i) an increase in real estate inventories-owned of $87.0 million in the 2009 period compared to an increase of $99.5 million in the 2008 period, (ii) a decrease in accounts payable of $8.2 million in the 2009 period compared to a decrease of $15.6 million in the 2008 period, (iii) an increase in income tax refunds receivable of $41.6 million in the 2009 period with no comparable amount in the 2008 period, (iv) a benefit for income taxes of $41.6 million in the 2008 period with no comparable amount in the 2009 period, (v) impairment loss on real estate assets of $24.2 million in the 2009 period compared to $46.1 million in the 2008 period and (vi) net loss of $29.5 million in the 2009 period compared to net loss of $41.5 million in the 2008 period.

The net change in real estate inventories-owned is primarily attributable to a decrease in land acquisitions and construction expenditures during the 2009 period compared to the 2008 period due to decreased demand for housing. The decrease in accounts payable is related to the timing and volume of invoices processed and paid. In the 2009 period, the amount of invoices paid has decreased in conjunction with the decrease in construction activity. The increase in income tax refunds receivable is attributable to the income tax refund received in January 2009, with no comparable amount in the 2008 period, which is related to the income tax benefit recorded in the 2008 period.

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

Net cash (used in) provided by investing activities decreased to a cash use of $0.2 million in the 2009 period from a cash source of $0.1 million in the 2008 period. The change was primarily as a result of a decrease in investments in and advances to unconsolidated joint ventures to $0.2 million in the 2009 period from $0.04 million in the 2008 period.

Net cash used in financing activities decreased to a cash use of $67.5 million in the 2009 period from $40.2 million in the 2008 period, primarily as a result of net cash paid for repurchase of senior notes of $25.3 million, as well as net principal payments on notes payable of $37.1 million in the 2009 period compared to net principal payments on notes payable of $35.9 million in the 2008 period.

Off-Balance Sheet Arrangements

The Company enters into certain off-balance sheet arrangements including joint venture financing, option arrangements, land banking arrangements and variable interests in consolidated and unconsolidated entities. These arrangements are more fully described above and in Notes 2 and 10 of “Notes to Consolidated Financial Statements”. In addition, the Company is party to certain contractual obligations, including land purchases and project commitments, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Description of Projects

The Company’s homebuilding projects usually take two to five years to develop. The following table presents project information to each of the Company’s homebuilding divisions.

Project (County or City)	Year of First Delivery	Estimated Number of Homes at Completion(1)	Cumulative Units Closed as of June 30, 2009	Backlog at June 30, 2009(2)(3)	Lots Owned as of June 30, 2009(4)	Homes Closed for the Year Ended June 30, 2009	Sales Price Range(5)

SOUTHERN CALIFORNIA
San Diego County:
Promenade	2006	80	80	0	0	0	$370,000—500,000
Promenade II	2011	88	0	0	88	0	$280,000—395,000
Pasado Del Sur	2009	25	20	0	5	20	$535,000—575,000
Altair, Santee	2008	85	49	36	36	18	$271,000—301,000
Riverside County:
Parkside, Corona	2007	122	122	0	0	2	$436,000—529,000
Serafina, North Corona	2007	314	256	51	58	2	$265,000—355,000
Bridle Creek, Corona	2003	264	264	0	0	5	$436,000—560,000
Savannah at Harveston Ranch, Temecula	2005	162	162	0	0	8	$257,000—320,000
San Bernardino County:
Adelina, Fontana	2008	109	33	11	76	15	$230,000—255,000
Rosabella, Fontana	2007	114	41	14	73	15	$240,000—270,000
Amador, Rancho Cucamonga	2007	69	39	21	30	1	$208,000—245,000
Vintner's Grove, Rancho Cucamonga
Sollara SFD	2007	45	27	11	18	6	$345,000—395,000
Canela Triplex	2007	63	33	18	30	5	$223,000—255,000
Chapman Heights, Yucaipa
Vista Bella	2012	108	0	0	108	0	$255,000—286,000
Redcort	2012	90	0	0	90	0	$284,000—309,000
Orange County:
San Carlos, Irvine	2007	60	60	0	0	12	$310,000—475,000
Ivy, Irvine	2009	135	0	0	0	0	$310,000—475,000
Columbus Grove/Columbus Square, Tustin:
Cambridge Lane	2007	156	140	16	16	15	$116,000—475,000
Ciara	2007	67	67	0	0	10	$1,000,000—1,200,000
Los Angeles County:
Arboreta at Rainbird
Vintage	2008	87	29	13	58	13	$340,000—453,000
Tradition	2008	53	53	0	0	14	$600,000—689,000
360 South Bay, Hawthorne (6):
The Flats	2010	188	0	0	188	0	$436,000—598,000
The Lofts	2011	123	0	0	123	0	$462,000—669,000
The Rows	2011	94	0	0	94	0	$616,000—713,000
The Courts	2010	118	0	0	118	0	$559,000—695,000
The Gardens	2012	102	0	0	102	0	$664,000—862,000
Rosedale, Azusa (6):
Gardenia	2011	42	0	0	42	0	$455,000—550,000
Sage Court	2011	52	0	0	52	0	$420,000—515,000

SOUTHERN CALIFORNIA TOTAL		3,015	1,475	191	1,405	161

Project (County) Product	Year of First Delivery	Estimated Number of Homes at Completion(1)	Cumulative Units Closed as of June 30, 2009	Backlog at June 30, 2009(2)(3)	Lots Owned as of June 30, 2009(4)	Homes Closed for the Year Ended June 30, 2009	Sales Price Range(5)

NORTHERN CALIFORNIA
Contra Costa County:
Rivergate I & II, Antioch	2006	167	162	5	5	21	$300,000—380,000
Vista Del Mar, Pittsburgh
Villages	2007	102	49	1	53	9	$296,000—354,000
Venue	2007	132	47	1	85	6	$363,000—410,000
Vineyard	2007	29	17	0	12	0	$650,000—710,000
Victory	2008	25	14	0	11	1	$680,000—745,000
Placer County:
Whitney Ranch, Rocklin
Shady Lane	2006	96	82	4	14	13	$330,000—350,000
Twin Oaks	2006	92	47	10	45	10	$400,000—470,000
Sacramento County:
Big Horn, Elk Grove
Plaza Walk	2005	106	101	4	5	11	$250,000—300,000
Gallery Walk	2005	149	126	10	23	9	$200,000—235,000
Monterey County:
East Garrison	2011	603	0	0	603	0	$239,000—780,000

NORTHERN CALIFORNIA TOTAL		1,501	645	35	856	80

ARIZONA
Maricopa County:
Coldwater Ranch, Maricopa County	2009	368	0	6	368	0	$132,000—168,000
Lehi Crossing, Mesa	2011	880	0	0	113	0	$179,000—344,000
Rancho Mercado, Phoenix	2012	1,826	0	0	1,826	0	$117,000—175,000
Hastings Property, Queen Creek	2011	631	0	0	631	0	$104,000—380,000
Circle G at the Church Farm North, Queen Creek	2011	1,745	0	0	1,745	0
Lyon's Gate, Gilbert
Pride	2006	650	373	27	277	34	$129,000—161,000
Savanna	2006	174	164	5	10	12	$172,000—215,000
Sahara	2006	169	151	6	18	10	$196,000—259,000
Acacia	2007	365	96	13	269	21	$159,000—221,000
Future Products	2011	213	0	0	213	0

ARIZONA TOTAL		7,021	784	57	5,470	77

NEVADA
Clark County
Summerlin, Las Vegas
Kingwood Crossing	2006	100	100	0	0	8	$385,000—471,000
North Las Vegas
The Cottages	2004	360	309	1	51	2	$152,000—179,000
La Tierra	2006	67	67	0	0	6	$230,000—260,000
Tierra Este	2008	126	7	0	119	1	$260,000—305,000
Carson Ranch, Las Vegas
West Series I	2005	71	67	0	4	0	$395,000—430,000
West Series II	2005	59	53	0	6	0	$406,000—503,000
East Series I	2006	111	83	8	28	12	$265,000—300,000
East Series II	2007	50	31	2	19	9	$299,000—361,000
West Park, Las Vegas
Villas	2006	191	85	0	106	5	$183,000—200,000
Courtyards	2006	113	72	2	41	11	$235,000—275,000
Mesa Canyon, Las Vegas	2011	49	0	0	49	0	$245,000—280,000
The Lyon Estates, Las Vegas	2012	129	0	0	129	0	$635,000—700,000
Nye County:
Mountain Falls, Pahrump
Cascata	2005	147	137	0	10	0	$216,000—238,000
Tramonto	2005	212	169	2	43	3	$216,000—251,000

Project (County) Product	Year of First Delivery	Estimated Number of Homes at Completion(1)	Cumulative Units Closed as of June 30, 2009	Backlog at June 30, 2009(2)(3)	Lots Owned as of June 30, 2009(4)	Homes Closed for the Year Ended June 30, 2009	Sales Price Range(5)
Move up Product	2011	91	0	0	91	0
Bella Sera	2005	129	108	1	21	2	$217,000—257,000
Cascata Ancora	2007	118	67	1	51	11	$99,000—148,000
Entrata	2007	99	25	1	74	2	$142,000—164,000
Future Projects	2012	1,925	0	0	1,925	0

NEVADA TOTAL		4,147	1,380	18	2,767	72

GRAND TOTALS		15,684	4,284	301	10,498	390

(1)	The estimated number of homes to be built at completion is subject to change, and there can be no assurance that the Company will build these homes.
(2)	Backlog consists of homes sold under sales contracts that have not yet closed, and there can be no assurance that closings of sold homes will occur.
(3)	Of the total homes subject to pending sales contracts as of June 30, 2009, 295 represent homes completed or under construction and 6 represent homes not yet under construction.
(4)	Lots owned as of June 30, 2009 include lots in backlog at June 30, 2009.
(5)	Sales price range reflects base price only and excludes any lot premium, buyer incentive and buyer selected options, which vary from project to project.
(6)	All or a portion of the lots in this project are not owned as of June 30, 2009. The Company consolidated the purchase price of the lots in accordance with SFAS 49, and considers the lots owned at June 30, 2009.

Income Taxes

See Note 9 of “Notes to Consolidated Financial Statements” for a description of the Company’s income taxes.

Related Party Transactions

See Note 8 of “Notes to Consolidated Financial Statements” for a description of the Company’s transactions with related parties.

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

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for a parent company’s non-controlling interest in a subsidiary and for the de-consolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company adopted SFAS No. 160 on January 1, 2009 which requires the Company to record gains or losses upon changes in control which could have a significant impact on the consolidated financial statements. The adoption of SFAS 160 in the current period, did not have a significant impact on the Company’s financial statements. The Company has recorded $10,703,000 and $43,416,000 of non-controlling interest as of June 30, 2009 and December 31, 2008, respectively, due to the consolidation of certain variable interest entities.

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

In December 2008, the FASB issued FASB Staff Position (“FSP”) FAS 140-4 and FIN 46(R)-8, Disclosure by Public Entities (Enterprises) About Transfers of Financial Assets and Interests in Variable Interest Entities. The purpose of the FSP is to promptly improve disclosures by public companies until the pending amendments to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, (“SFAS 140”), and FIN 46R are finalized and approved by the FASB. The FSP amends SFAS 140 to require public companies to provide additional disclosures about transferor’s continuing involvement with transferred financial assets. It also amends FIN 46R by requiring public companies to provide additional disclosures regarding their involvement with variable interest entities. This FSP is effective for the Company’s fiscal year beginning after December 1, 2008. The FSP did not have a material effect on the Company’s consolidated financial statements as of June 30, 2009.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, (“FSP 107-1”). FSP 107-1 requires that the fair value disclosures required for all financial instruments within the scope of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, be included in interim financial statements. In addition, FSP 107-1 requires public companies to disclose the method and significant assumptions used to estimate the fair value of those financial instruments and to discuss any changes of method or assumptions, if any, during the reporting period. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009. The FSP did not have a material effect on the Company’s consolidated financial statements, but resulted in additional disclosures.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Among other things, SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. This statement did not have a material effect on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), (“SFAS 167”). SFAS 167 amends the consolidation guidance applicable to variable interest entities and the definition of a variable interest entity, and requires enhanced disclosures to provide more information about an enterprise’s involvement in a variable interest entity. This statement also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS 167 will become effective for the Company on January 1, 2010. The Company is currently reviewing the effect of SFAS 167 on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162, (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. SFAS 168 does not change GAAP and will not have a material impact on the Company’s consolidated financial statements.

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

At December 31, 2008 controls over the financial reporting process for the validity of assumptions used for the estimated sales price on two projects were not effective. This resulted in a significant additional impairment adjustment to the Company’s consolidated financial statements at December 31, 2008. Specifically, controls were not effective to ensure accounting estimates based on these estimated sales prices were appropriately reviewed, analyzed and challenged by management on a timely basis. In June 2009, the Company implemented new procedures to address the material weakness on impairment losses on real estate assets. The Company added a weighting factor to add statistical analysis to the subjectivity related to comparable pricing data in new home pricing. The Company believes this will enhance its controls and will remediate the material weakness.

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

Item 4T.

Not Applicable

WILLIAM LYON HOMES

PART II.     OTHER INFORMATION

Item 1.    Legal Proceedings

Litigation Arising from General Lyon’s 2006 Tender Offer

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

Items 2, 3 and 4.

Not applicable.

Item 5.     Other Information.

On August 12, 2009, the Board of Directors of the Company appointed Colin T. Severn to serve as the Company’s Chief Financial Officer on a permanent basis. The Board had previously appointed Mr. Severn to serve in that capacity on an interim basis.

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

WILLIAM LYON HOMES Registrant

Date: August 14, 2009	By:	/S/ COLIN T. SEVERN
Colin T. Severn
Vice President, Chief Financial Officer, Corporate Secretary (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002