Form 10-Q
period 2009-09-30
WILLIAM LYON HOMES
filed 2009-11-16
CIK 1095996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-31625

WILLIAM LYON HOMES

(Exact name of registrant as specified in its charter)

Delaware	33-0864902
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4490 Von Karman Avenue
Newport Beach, California	92660
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at November 1, 2009
Common stock, par value $.01	1,000

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

WILLIAM LYON HOMES

CONSOLIDATED BALANCE SHEETS

(in thousands except number of shares and par value per share)

	September 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Cash and cash equivalents — Note 7	$32,201	$67,017
Restricted cash	5,339	5,079
Receivables	16,930	29,985
Income tax refunds receivable — Note 9	5,159	46,696
Real estate inventories — Notes 2 and 5
Owned	607,340	754,489
Not owned	55,270	107,763
Investments in joint ventures	1,823	2,769
Property & equipment, less accumulated depreciation of $8,048 and $14,124 at September 30, 2009 and December 31, 2008, respectively — Note 8	1,825	14,403
Deferred loan costs	4,061	6,264
Other assets	8,792	10,378

	$738,740	$1,044,843

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$9,149	$16,331
Accrued expenses	53,309	62,987
Liabilities from inventories not owned — Note 2	55,270	80,079
Notes payable — Note 6	87,720	194,629
7 5/8% Senior Notes due December 15, 2012 — Note 6	98,824	133,800
10 3/4% Senior Notes due April 1, 2013 — Note 6	191,171	218,176
7 1/2% Senior Notes due February 15, 2012 — Note 6	102,341	124,300

	597,784	830,302
Commitments and contingencies

Stockholders’ equity
Common stock, par value $.01 per share; 3,000 shares authorized; 1,000 shares outstanding at September 30, 2009 and December 31, 2008, respectively	—	—
Additional paid-in capital	48,867	48,867
Retained earnings	81,007	122,258
Non-controlling interest — Note 2	11,082	43,416

	140,956	214,541

	$738,740	$1,044,843

See accompanying notes.

WILLIAM LYON HOMES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Operating revenue
Home sales	$55,785	$84,800	$179,741	$330,757
Lots, land and other sales	180	7,943	7,595	39,512
Construction services — Note 4	11,248	9,425	26,623	9,425

	67,213	102,168	213,959	379,694

Operating costs
Cost of sales — homes	(49,025)	(80,190)	(158,085)	(315,276)
Cost of sales — lots, land and other — Note 5	—	(8,622)	(46,565)	(40,898)
Impairment loss on real estate assets — Note 5	—	(21,910)	(24,171)	(68,028)
Construction services — Note 4	(9,115)	(8,129)	(22,726)	(8,129)
Sales and marketing	(3,998)	(8,687)	(12,662)	(30,790)
General and administrative	(4,045)	(6,373)	(14,598)	(19,872)
Other	(1,940)	(231)	(4,487)	(2,005)

	(68,123)	(134,142)	(283,294)	(484,998)

Equity in income (loss) of unconsolidated joint ventures	532	(821)	(778)	(1,626)

Operating loss	(378)	(32,795)	(70,113)	(106,930)
Interest expense, net of amounts capitalized	(8,251)	(7,142)	(25,284)	(16,396)
Gain on retirement of debt — Note 6	—	—	57,973	—
Other loss, net	(3,091)	(531)	(3,813)	(185)

Loss before benefit from income taxes	(11,720)	(40,468)	(41,237)	(123,511)

Benefit from income taxes — Note 9
Benefit (provision) for income taxes	56	—	78	(10)
Recordation of deferred tax assets as a result of revocation of election to be taxed as an “S” corporation for income tax purposes effective January 1, 2008	—	—	—	41,602

	56	—	78	41,592

Consolidated net loss	(11,664)	(40,468)	(41,159)	(81,919)
Less: Net income (loss) — non-controlling interest	27	(628)	(92)	1,087

Net loss attributable to William Lyon Homes	$(11,637)	$(41,096)	$(41,251)	$(80,832)

See accompanying notes.

WILLIAM LYON HOMES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2009

(in thousands)

(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Non- Controlling Interest	Total
	Shares	Amount
Balance — December 31, 2008	1	$—	$48,867	$122,258	$43,416	$214,541
Net (loss) income	—	—	—	(41,251)	92	(41,159)
Cancellation of consolidated land banking arrangement determined to be variable interest entity — Note 2	—	—	—	—	(27,684)	(27,684)
Cash distributions to members of consolidated entities	—	—	—	—	(4,742)	(4,742)

Balance — September 30, 2009	1	$—	$48,867	$81,007	$11,082	$140,956

See accompanying notes.

WILLIAM LYON HOMES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2009	2008
Operating activities
Net loss	$(41,159)	$(81,919)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,339	1,676
Impairment loss on real estate assets	24,171	68,028
Equity in loss of unconsolidated joint ventures	778	1,626
Distribution of income from unconsolidated joint ventures	—	816
Gain on retirement of debt	(57,973)	—
Loss on sale of fixed asset	3,009	—
Benefit for income taxes	(78)	(41,592)
Net changes in operating assets and liabilities:
Restricted cash	(260)	(5,000)
Receivables	19,243	15,460
Income tax refunds receivable	41,615	—
Real estate inventories — owned	67,293	99,581
Deferred loan costs	1,194	2,088
Other assets	1,586	6,939
Accounts payable	(7,182)	(25,792)
Accrued expenses	(9,678)	1,569

Net cash provided by operating activities	43,898	43,480

Investing activities
Investments in and advances to unconsolidated joint ventures	(194)	(40)
Distributions of capital from unconsolidated joint ventures	362	212
Net proceeds from sale of fixed asset	2,063	—
Purchases of property and equipment	(21)	(512)

Net cash (used in) provided by investing activities	2,210	(340)

Financing activities
Proceeds from borrowing on notes payable	106,961	473,458
Principal payments on notes payable	(157,719)	(470,898)
Net cash paid for repurchase of Senior Notes	(25,424)	—
Non-controlling interest distributions, net	(4,742)	(3,892)

Net cash used in financing activities	(80,924)	(1,332)

Net (decrease) increase in cash and cash equivalents	(34,816)	41,808
Cash and cash equivalents — beginning of period	67,017	73,197

Cash and cash equivalents — end of period	$32,201	$115,005

Supplemental disclosures of non-cash items:
Decrease to net real estate inventories not owned and liabilities from inventories not owned	$24,809	$31,383

Decrease to net real estate inventories not owned and non-controlling interests	$27,684	$3,186

Decrease in real estate inventories owned and notes payable	$56,151	$—

Assumption of note receivable on sale of aircraft	$6,188	$—

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

The interim consolidated financial statements have been prepared in accordance with the Company’s customary accounting practices. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a presentation in accordance with U.S. generally accepted accounting principles have been included. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

The preparation of the Company’s financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities as of September 30, 2009 and December 31, 2008 and revenues and expenses for the periods presented. The significant accounting policies using estimates include real estate inventories and cost of sales, impairment of real estate inventories, sales and profit recognition, accounting for variable interest entities. Accordingly, actual results could differ materially from those estimates in the near-term.

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

The Company evaluates performance and allocates resources primarily based on the operating loss of individual homebuilding projects. Operating loss is defined by the Company as operating revenue less operating costs plus equity in income (loss) of unconsolidated joint ventures. Accordingly, operating loss excludes certain expenses included in the determination of net loss.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Restricted cash consists of a $5.3 million deposit made by the Company to a restricted bank account held with the lender of one of the Company’s revolving credit facilities as collateral for the use of a letter of credit provided by such lender.

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

	September 30,
	2009	2008
Warranty liability, beginning of period	$26,394	$30,048
Warranty provision during period	1,591	3,340
Warranty payments during period	(6,977)	(6,799)
Warranty charges related to pre-existing warranties during period	997	577

Warranty liability, end of period	$22,005	$27,166

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162. This statement modifies the Generally Accepted Accounting Principles (“GAAP”) hierarchy by establishing only two levels of GAAP, authoritative and nonauthoritative accounting literature. Effective July 2009, the FASB Accounting Standards Codification (“ASC”), also known collectively as the “Codification,” is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the SEC. Nonauthoritative guidance and literature would include, among other things, FASB Concepts Statements, American Institute of Certified Public Accountants Issue Papers and Technical Practice Aids and accounting textbooks. The Codification was developed to organize GAAP pronouncements by topic so that users can more easily access authoritative accounting guidance. It is organized by topic, subtopic, section, and paragraph, each of which is identified by a numerical designation. This statement applies beginning in third quarter 2009. All accounting references have been updated and therefore SFAS references have been replaced with ASC references.

In September 2006, the FASB issued guidance now codified as FASB Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The pronouncement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB released additional guidance now codified under FASB ASC Topic 820, which provides for delayed application of certain guidance related to non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those years. Pursuant to the requirements of FASB ASC Topic 820, the Company adopted the provisions of Topic 820 with respect to our non-financial assets and non-financial liabilities effective January 1, 2009. The implementation of this pronouncement did not have a material impact on how the Company determines fair value, but has resulted in certain additional disclosures. See Note 7 for further discussion.

In December 2007, the FASB issued guidance now codified as FASB ASC Topic 810, the Consolidation Topic, which establishes accounting and reporting standards for a parent company’s non-controlling interest in a subsidiary and for the de-consolidation of a subsidiary. ASC 810 is effective for fiscal years beginning after December 15, 2008. The Company adopted this guidance on January 1, 2009 which requires the Company to record gains or losses upon changes in control which could have a significant impact on the consolidated financial statements. The adoption did not have a significant impact on the Company’s financial statements. The Company has recorded $11,082,000 and $43,416,000 of non-controlling interest as of September 30, 2009 and December 31, 2008, respectively, due to the consolidation of certain variable interest entities, as described in Note 2.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

In December 2008, the FASB issued FASB issued guidance now codified as FASB ASC Topic 860, Transfers of Financial Assets and Interests in Variable Interest Entities. The purpose of the pronouncement is to promptly improve disclosures by public companies until the pending amendments are finalized and approved by the FASB. Under FASB ASC Topic 860 public companies are required to provide additional disclosures about transferor’s continuing involvement with transferred financial assets. It also requires public companies to provide additional disclosures regarding their involvement with variable interest entities. This guidance is effective for the Company’s fiscal year beginning after December 1, 2008. The implementation of this pronouncement did not have a material effect on the Company’s consolidated financial statements for the period ending September 30, 2009.

In April 2009, the FASB issued guidance now codified as FASB ASC Topic 825, Financial Instruments, which amends previous Topic 825 guidance to require disclosures about fair value of financial instruments in interim as well as annual financial statements. In addition, FASB ASC Topic 825 requires public companies to disclose the method and significant assumptions used to estimate the fair value of those financial instruments and to discuss any changes of method or assumptions, if any, during the reporting period. FASB ASC Topic 825 is effective for interim reporting periods ending after June 15, 2009. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements, but resulted in additional disclosures.

In May 2009, the FASB issued ASC Topic 855, Subsequent Events (“ASC 855”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 sets forth (i) the period after the balance sheet date during which management of a reporting entity evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC 855 is effective for interim periods ending after June 15, 2009. Pursuant to ASC 855 we have evaluated subsequent events through the date that the condensed consolidated financial statements were issued for the quarterly period ended September 30, 2009.

In June 2009, the FASB updated ASC Topic 810, Consolidation (“ASC 810”) to among other things, (i) define the primary beneficiary of a variable interest entity (“VIE”) as the enterprise that has both (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE, (ii) require ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE, and (iii) add an additional reconsideration event for determining whether an entity is a VIE when any changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights to direct the activities of the entity that most significantly impact the entity’s economic performance. ASC 810 is effective for the Company’s fiscal year beginning January 1, 2010. The Company is currently evaluating the effect the adoption of ASC 810 will have on the Company’s financial condition and results of operations.

Note 2 — Consolidation of Variable Interest Entities and Non-Controlling Interests

In January 2003, the FASB issued guidance now codified as FASB ASC Topic 810, Consolidation, which addresses the consolidation of variable interest entities (“VIEs”). Under this guidance, arrangements that are not controlled through voting or similar rights are accounted for as VIEs. An enterprise is required to consolidate a VIE if it is the primary beneficiary of the VIE.

A VIE is created when (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (ii) equity holders either (a) lack direct or indirect ability to make decisions about the entity through voting or similar rights, (b) are not obligated to absorb expected losses of the entity or (c) do not have the right to receive expected residual returns of the entity if they occur. If an entity is deemed to be a VIE, an enterprise that absorbs a majority of the expected losses or residual returns of the VIE is considered the primary beneficiary and must consolidate the VIE.

Based on the provisions of this guidance, the Company has concluded that under certain circumstances when the Company (i) enters into option agreements for the purchase of land or lots from an entity and pays a non-refundable deposit, (ii) enters into land banking arrangements or (iii) enters into arrangements with a financial partner for the formation of joint ventures which engage in homebuilding and land development activities, a VIE may be created under condition (ii) (b) or (c) of the previous paragraph. The Company may be deemed to have provided subordinated financial support, which refers to variable interests that will absorb some or all of an entity’s expected losses if they occur. For each VIE created, the Company has computed expected losses and residual returns based on the probability of future cash flow. If the Company has been determined to be the primary beneficiary of the VIE, the assets, liabilities and operations of the VIE have been consolidated with the Company’s financial statements.

Supplemental consolidating financial information of the Company, specifically including information for the joint ventures consolidated, are presented below to allow investors to determine the nature of assets held and the operations of the consolidated entities. Investments in consolidated entities in the financial statements of wholly-owned entities presented below use the equity method of accounting. Consolidated real estate inventories-owned include land deposits under option agreements or land banking arrangements of $32,996,000 and $47,033,000 at September 30, 2009 and December 31, 2008, respectively.

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

Summary information with respect to the Company’s consolidated and unconsolidated land banking arrangements is as follows as of September 30, 2009 (dollars in thousands):

Total number of land banking projects	1

Total number of lots	625

Total purchase price	$161,465

Balance of lots still under option and not purchased:
Number of lots	236

Purchase price	$55,270

Forfeited deposits if lots are not purchased	$25,234

During the nine months ended September 30, 2009, the Company abandoned its option deposit in three of its consolidated land banking arrangements in which land purchase commitments were required. Management of the Company determined that the remaining purchase prices of the lots in the arrangements were priced above current market values. In two of these arrangements, the Company reduced real estate inventories-not owned and the related non-controlling interest $27,684,000 for the remaining purchase price of the lots. In the other arrangement, the Company reduced real estate inventories-not owned and liabilities from inventories-not owned $9,309,000 for the remaining purchase price for the lots. In addition, the Company reduced real estate inventories not owned and liability from inventory not owned by $15,500,000 related to the purchase of lots from one of the land banking arrangements. The impact of these transactions is reflected in the accompanying consolidated financial statements for the period ended September 30, 2009.

The Company adopted the FASB ASC Topic 810 guidance on January 1, 2009, whereby non-controlling interest (previously identified as minority interest) is reclassified as stockholder’s equity. The Company’s presentation of non-controlling interest is presented in the accompanying balance sheets, statements of operations and statement of stockholder’s equity. The Company has $11,082,000 and $43,416,000 of non-controlling interest as of September 30, 2009 and December 31, 2008, respectively, reported on the consolidated balance sheet due to the consolidation of certain variable interest entities.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET BY FORM OF OWNERSHIP

(in thousands)

	September 30, 2009
	Wholly- Owned	Variable Interest Entities	Eliminating Entries	Consolidated Total
ASSETS

Cash and cash equivalents	$30,469	$1,732	$—	$32,201
Restricted cash	5,339	—	—	5,339
Receivables	14,488	2,442	—	16,930
Income tax refund receivable	5,159	—	—	5,159
Real estate inventories
Owned	595,955	11,385	—	607,340
Not owned	55,270	—	—	55,270
Investments in and advances to unconsolidated joint ventures	1,823	—	—	1,823
Investments in consolidated entities	2,916	—	(2,916)	—
Other assets	14,678	—	—	14,678
Intercompany receivables	—	1,689	(1,689)	—

	$726,097	$17,248	$(4,605)	$738,740

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued expenses	$59,229	$3,229	$—	$62,458
Liabilities from inventories not owned	55,270	—	—	55,270
Notes payable	87,720	—	—	87,720
7 5/8% Senior Notes due December 15, 2012	98,824	—	—	98,824
10 3/ 4% Senior Notes due April 1, 2013	191,171	—	—	191,171
7 1/ 2% Senior Notes due February 15, 2014	102,341	—	—	102,341
Intercompany payables	1,668	21	(1,689)	—

Total liabilities	596,223	3,250	(1,689)	597,784
Owners’ capital
William Lyon Homes	—	2,916	(2,916)	—
Non-controlling interest	—	11,082	(11,082)	—
Stockholders’ equity	129,874	—	11,082	140,956

	$726,097	$17,248	$(4,605)	$738,740

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET BY FORM OF OWNERSHIP

(in thousands)

	December 31, 2008
	Wholly- Owned	Variable Interest Entities	Eliminating Entries	Consolidated Total
ASSETS

Cash and cash equivalents	$62,770	$4,247	$—	$67,017
Restricted cash	5,079	—	—	5,079
Receivables	20,696	9,289	—	29,985
Income tax refunds receivable	46,696	—	—	46,696
Real estate inventories
Owned	681,609	72,880	—	754,489
Not owned	80,079	27,684	—	107,763
Investments in and advances to unconsolidated joint ventures	2,769	—	—	2,769
Investments in consolidated entities	7,200	—	(7,200)	—
Other assets	31,045	—	—	31,045
Intercompany receivables	382	375	(757)	—

	$938,325	$114,475	$(7,957)	$1,044,843

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued expenses	$72,367	$6,951	$—	$79,318
Liabilities from inventories not owned	80,079	—	—	80,079
Notes payable	138,478	56,151	—	194,629
7 5/8% Senior Notes due December 15, 2012	133,800	—	—	133,800
10 3/4% Senior Notes due April 1, 2013	218,176	—	—	218,176
7 1/2% Senior Notes due February 15, 2014	124,300	—	—	124,300
Intercompany payables	—	757	(757)	—

Total liabilities	767,200	63,859	(757)	830,302
Owners’ capital
William Lyon Homes	—	7,200	(7,200)	—
Non-controlling interest	—	43,416	(43,416)	—
Stockholders’ equity	171,125	—	43,416	214,541

	$938,325	$114,475	$(7,957)	$1,044,843

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS BY FORM OF OWNERSHIP

(in thousands)

	Three Months Ended September 30, 2009
	Wholly- Owned	Variable Interest Entities	Elimination Entries	Consolidated Total
Operating revenue
Sales	$55,283	$682	$—	$55,965
Management fees	32	—	(32)	—
Construction services	11,248	—	—	11,248

	66,563	682	(32)	67,213

Operating costs
Cost of sales	(48,531)	(526)	32	(49,025)
Loss on impairment of real estate assets	—	—	—	—
Construction services	(9,115)	—	—	(9,115)
Sales and marketing	(3,922)	(76)	—	(3,998)
General and administrative	(4,045)	—	—	(4,045)
Other	(1,940)	—	—	(1,940)

	(67,553)	(602)	32	(68,123)

Equity in income of unconsolidated joint ventures	532	—	—	532
Equity in income of consolidated entities	274	—	(274)	—

Operating (loss) income	(184)	80	(274)	(378)
Interest expense, net of amounts capitalized	(8,251)	—	—	(8,251)
Other (loss) income, net	(3,258)	167	—	(3,091)

Loss income before benefit from income taxes	(11,693)	247	(274)	(11,720)
Benefit from income taxes	56	—	—	56

Net (loss) income before non-controlling interest	(11,637)	247	(274)	(11,664)
Net income from non-controlling interest	—	—	27	27

Net (loss) income attributable to William Lyon Homes	$(11,637)	$247	$(247)	$(11,637)

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS BY FORM OF OWNERSHIP

(in thousands)

	Three Months Ended September 30, 2008
	Wholly- Owned	Variable Interest Entities	Elimination Entries	Consolidated Total
Operating revenue
Sales	$89,650	$3,093	$—	$92,743
Construction services	9,425	—	—	9,425
Management fees	104	—	(104)	—

	99,179	3,093	(104)	102,168

Operating costs
Cost of sales	(86,782)	(2,134)	104	(88,812)
Loss on impairment of real estate assets	(21,910)	—	—	(21,910)
Construction services	(8,129)	—	—	(8,129)
Sales and marketing	(8,173)	(514)	—	(8,687)
General and administrative	(6,373)	—	—	(6,373)
Other	(231)	—	—	(231)

	(131,598)	(2,648)	104	(134,142)

Equity in loss of unconsolidated joint ventures	(821)	—	—	(821)
Equity in loss of consolidated entities	(163)	—	163	—

Operating (loss) income	(33,403)	445	163	(32,795)
Interest expense, net of amounts capitalized	(7,142)	—	—	(7,142)
Other (loss) income, net	(551)	20	—	(531)

Net (loss) income before non-controlling interest	(41,096)	465	163	(40,468)
Net loss from non-controlling interest	—	—	(628)	(628)

Net (loss) income attributable to William Lyon Homes	$(41,096)	$465	$(465)	$(41,096)

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS BY FORM OF OWNERSHIP

(in thousands)

	Nine Months Ended September 30, 2009
	Wholly- Owned	Variable Interest Entities	Elimination Entries	Consolidated Total
Operating revenue
Sales	$181,716	$5,620	$—	$187,336
Management fees	283	—	(283)	—
Construction services	26,623	—	—	26,623

	208,622	5,620	(283)	213,959

Operating costs
Cost of sales	(200,297)	(4,636)	283	(204,650)
Loss on impairment of real estate assets	(24,171)	—	—	(24,171)
Construction services	(22,726)	—	—	(22,726)
Sales and marketing	(12,175)	(487)	—	(12,662)
General and administrative	(14,580)	(18)	—	(14,598)
Other	(4,487)	—	—	(4,487)

	(278,436)	(5,141)	283	(283,294)

Equity in loss of unconsolidated joint ventures	(778)	—	—	(778)
Equity in income of consolidated entities	529	—	(529)	—

Operating (loss) income	(70,063)	479	(529)	(70,113)
Interest expense, net	(25,284)	—	—	(25,284)
Gain on retirement of debt	57,973	—	—	57,973
Other (loss) income, net	(3,955)	142	—	(3,813)

(Loss) income before benefit from income taxes	(41,329)	621	(529)	(41,237)
Benefit from income taxes	78	—	—	78

Net (loss) income before non-controlling interest	(41,251)	621	(529)	(41,159)
Net loss – non-controlling interest	—	—	(92)	(92)

Net (loss) income attributable to William Lyon Homes	$(41,251)	$621	$(621)	$(41,251)

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS BY FORM OF OWNERSHIP

(in thousands)

	Nine Months Ended September 30, 2008
	Wholly- Owned	Variable Interest Entities	Elimination Entries	Consolidated Total
Operating revenue
Sales	$357,673	$12,596	$—	$370,269
Construction services	9,425	—	—	9,425
Management fees	504	—	(504)	—

	367,602	12,596	(504)	379,694

Operating costs
Cost of sales	(343,953)	(12,725)	504	(356,174)
Loss on impairment of real estate assets	(68,028)	—	—	(68,028)
Construction services	(8,129)	—	—	(8,129)
Sales and marketing	(29,094)	(1,696)	—	(30,790)
General and administrative	(19,823)	(49)	—	(19,872)
Other	(2,005)	—	—	(2,005)

	(471,032)	(14,470)	504	(484,998)

Equity in loss of unconsolidated joint ventures	(1,626)	—	—	(1,626)
Equity in loss of consolidated entities	(720)	—	720	—

Operating (loss) income	(105,776)	(1,874)	720	(106,930)
Interest expense, net of amounts capitalized	(16,396)	—	—	(16,396)
Other (loss) income, net	(252)	67	—	(185)

Loss before benefit from income taxes	(122,424)	(1,807)	720	(123,511)
Benefit from income taxes	41,592	—	—	41,592

Net loss before non-controlling interest	(80,832)	(1,807)	720	(81,919)
Net income from non-controlling interest	—	—	1,087	1,087

Net loss attributable to William Lyon Homes	$(80,832)	$(1,807)	$1,807	$(80,832)

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 3 — Segment Information

The Company operates one principal homebuilding business. In accordance with FASB ASC Topic 280, Segment Reporting, the Company has determined that each of its operating divisions are operating segments. Corporate is a non-operating segment.

The Company’s homebuilding operations design, construct and sell a wide range of homes designed to meet the specific product type in each of it markets. In accordance with the aggregation criteria defined by ASC 280, the Company’s homebuilding operating segments have been grouped into four reportable segments: Southern California, consisting of operations in Orange, Los Angeles, Riverside, San Bernardino and San Diego counties; Northern California, consisting of operations in Contra Costa, Sacramento and Placer counties; Arizona, consisting of operations in the Phoenix, Arizona metropolitan area; and Nevada, consisting of operations in the Las Vegas, Nevada metropolitan area.

Corporate is a non-operating segment that develops and implements strategic initiatives and supports the Company’s operating divisions by centralizing key administrative functions such as finance and treasury, information technology, risk management and litigation and human resources.

Segment financial information relating to the Company’s homebuilding operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)
Homebuilding revenues:
Southern California	$27,669	$46,147	$95,840	$188,575
Northern California	11,287	11,212	35,838	60,669
Arizona	11,611	11,564	26,257	39,721
Nevada	5,218	15,877	21,806	41,792

Total homebuilding	$55,785	$84,800	$179,741	$330,757

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)
Homebuilding pretax (loss) income:
Southern California	$(2,501)	$(15,865)	$(21,574)	$(51,124)
Northern California	(415)	(9,396)	(37,104)	(41,254)
Arizona	(1,750)	(443)	(6,293)	(805)
Nevada	(2,130)	(11,561)	(23,914)	(20,559)
Corporate	(4,924)	(3,203)	47,648	(9,769)

Total homebuilding	$(11,720)	$(40,468)	$(41,237)	$(123,511)

Homebuilding pretax (loss) income includes the following pretax inventory impairment charges recorded in the following segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Inventory impairments
Southern California	$—	$8,121	$450	$25,690
Northern California	—	4,054	6,144	27,520
Nevada	—	9,735	17,577	14,818

Total homebuilding	$—	$21,910	$24,171	$68,028

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Homebuilding pretax income (loss) includes the following income (loss) on sales of lots, land and other recorded in the following segments (in thousands):

	Three Months Ended September 30, 2009
	Southern California	Northern California	Arizona	Nevada	Total
Income on sales of lots, land and other
Operating revenue	$—	$—	$180	$—	$180
Operating costs	—	—	—	—	—

Income on sales of lots, land and other	$—	$—	$180	$—	$180

	Three Months Ended September 30, 2008
	Southern California	Northern California	Arizona	Nevada	Total
Loss on sales of lots, land and other
Operating revenue	$—	$7,943	$—	$—	$7,943
Operating costs	104	(8,726)	—	—	(8,622)

Loss on sales of lots, land and other	$104	$(783)	$—	$—	$(679)

	Nine Months Ended September 30, 2009
	Southern California	Northern California	Arizona	Nevada	Total
Loss on sales of lots, land and other
Operating Revenue	$—	$—	$7,595	$—	$7,595
Operating costs	(9,323)	(28,565)	(8,677)	—	(46,565)

Loss on sales of lots, land and other	$(9,323)	$(28,565)	$(1,082)	$—	$(38,970)

	Nine Months Ended September 30, 2008
	Southern California	Northern California	Arizona	Nevada	Total
Loss on sales of lots, land and other
Operating Revenue	$24,721	$14,791	$—	$—	$39,512
Operating costs	(24,862)	(16,036)	—	—	(40,898)

Loss on sales of lots, land and other	$(141)	$(1,245)	$—	$—	$(1,386)

	September 30, 2009	December 31, 2008
	(in thousands)
Homebuilding assets:
Southern California	$353,671	$393,754
Northern California	24,969	162,730
Arizona	185,349	193,796
Nevada	109,925	134,146
Corporate(1)	64,826	160,417

Total homebuilding assets	$738,740	$1,044,843

(1)	Comprised primarily of cash, receivables and other assets.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 4 — Construction Services

The Company accounts for construction management agreements using the Percentage of Completion Method in accordance with FASB ASC Topic 605 Revenue Recognition. Under ASC 605, the Company records revenues and expenses as work on a contract progresses, and based on the percentage of costs incurred to date compared to the total estimated costs of the contract.

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

The Company has recorded construction services revenues and expenses of $11,248,000 and $9,115,000, respectively, for the three months ended September 30, 2009, $26,623,000 and $22,726,000, respectively, for the nine months ended September 30, 2009, and $9,425,000 and $8,129,000, respectively for the three months ended September 30, 2008, all of which are recorded in the accompanying statement of operations.

Note 5 — Real Estate Inventories

Real estate inventories consist of the following (in thousands):

	September 30, 2009	December 31, 2008
Inventories owned: (1)
Deposits	$32,996	$47,033
Land and land under development	388,913	477,249
Homes completed and under construction	122,497	146,838
Model homes	62,934	83,369

Total	$607,340	$754,489

Inventories not owned: (2)
Variable interest entities — land banking arrangement	$—	$27,684
Other land options contracts	55,270	80,079

Total inventories not owned	$55,270	$107,763

(1)	The Company has temporarily suspended development, sales and marketing activities at certain of its projects which are in various stages of development. Management of the Company has concluded that this strategy is necessary under the prevailing market conditions and would allow the Company to market the properties at some future time when market conditions may have improved. The Company has incurred costs related to these projects of $339,103,000 as of September 30, 2009, of which $241,076,000 is included in Land and land under development, $62,367,000 is included in Homes completed and under construction and $35,660,000 is included in Model homes.
(2)	Includes the consolidation of a land banking arrangement which is consolidated in accordance with FASB ASC 470, Accounting for Product Financing Arrangements. Under the provisions of ASC 470, the Company has determined it is economically compelled, based on certain factors, to purchase the land in the land banking arrangement, and therefore, must record the remaining purchase price of the land.

The Company accounts for its real estate inventories (including land, construction in progress, completed inventory, including models, and inventories not owned) under FASB ASC 360 Property, Plant and Equipment.

FASB ASC 360 requires impairment losses to be recorded on real estate inventories when indicators of impairment are present and the undiscounted cash flows estimated to be generated by real estate inventories are less than the carrying amount of such assets. Indicators of impairment include a decrease in demand for housing due to softening market conditions, competitive pricing pressures which reduce the average sales prices of homes including an increase in sales incentives offered to buyers, slowing sales absorption rates, decreases in home values in the markets in which the Company operates, significant decreases in gross margins and a decrease in project cash flows for a particular project.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

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

Fair value represents the amount at which an asset could be bought or sold in a current transaction between willing parties (i.e., other than a forced or liquidation sale). Management determines the estimated fair value of each project by determining the present value of estimated future cash flows at discount rates that are commensurate with the risk of each project. The estimation process involved in determining if assets have been impaired and in the determination of fair value is inherently uncertain because it requires estimates of future revenues and costs, as well as future events and conditions. As described more fully in the Annual Report on Form 10-K for the year ending 12-31-08, Critical Accounting Policies, in the section entitled “Real Estate Inventories and Cost of Sales”, estimates of revenues and costs are supported by the Company’s budgeting process, and are based on recent sales in backlog, pricing required to get the desired pace of sales, pricing of competitive projects, incentives offered by competitors and current estimates of costs of development and construction.

Under the provisions of FASB ASC 360, the Company is required to make certain assumptions to estimate undiscounted future cash flows of a project, which include: (i) estimated sales prices, including sales incentives, (ii) anticipated sales absorption rates and sales volume, (iii) project costs incurred to date and the estimated future costs of the project based on the project budget, (iv) the carrying costs related to the time a project is actively selling until it closes the final unit in the project, and (v) alternative strategies including selling the land to a third party or temporarily suspending development of the project. Each project has different assumptions and is based on management’s assessment of the current market conditions that exist in each project location. The Company’s assumptions include moderate absorption increases in certain projects in 2009 and years subsequent to 2009. In addition, the Company has assumed some moderate reduction in sales incentives in certain projects in certain markets in 2009.

The assumptions and judgments used by the Company in the estimation process to determine the future undiscounted cash flows of a project and its fair value are inherently uncertain and require a substantial degree of judgment. The realization of the Company’s real estate inventories is dependent upon future uncertain events and market conditions. Due to the subjective nature of the estimates and assumptions used in determining the future cash flows of a project, the uncertainty in the current housing market, the uncertainty in the banking and credit markets, actual results could differ materially from current estimates.

Management assesses land deposits for impairment when estimated land values are deemed to be less than the agreed upon contract price. The Company considers changes in market conditions, the timing of land purchases, the ability to renegotiate with land sellers the terms of the land option contracts in question, the availability and best use of capital, and other factors. The Company records abandoned land deposits and related preacquisition costs in cost of sales-lots, land and other in the consolidated statements of operations in the period that it is abandoned. During the nine months ended September 30, 2009, the Company recorded $37,900,000 related to abandoned land deposits and related pre-acquisition costs.

The following table summarizes inventory impairments recorded during the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Inventory impairments related to:
Land under development and homes completed and under construction	$—	$21,910	$10,818	$50,888
Land held for sale or sold	—	—	13,353	17,140

Total inventory impairments	$—	$21,910	$24,171	$68,028

Number of projects impaired during the period	0	10	11	17

Number of projects assessed for impairment during the period	64	94	70	94

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Management of the Company continues to analyze each homebuilding project on a quarterly basis, as indicators of impairment continue to exist in certain of its markets. However, in certain markets, sales absorption rates and net sales prices are stabilizing, while homebuilding costs continue to decrease. In addition, the Company is recording increased homebuilding gross margin percentage as described more fully in Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations. Management uses these changes to update the assumptions of the estimates of future cash flows of each project, which it believes are supportable by conditions in the marketplace. Due to these factors, the Company did not record an impairment loss on real estate assets during the three months ended September 30, 2009 compared to $21.9 million during the three months ended September 30, 2008.

These charges were included in impairment loss on real estate assets in the accompanying consolidated statements of operations (See Note 3 for a detail of impairment by segment). The impairment charges recorded during the periods noted above stemmed from lower home prices which were driven by increased incentives and discounts resulting from weakened demand experienced from 2006 through 2009. The Company may incur impairment on real estate inventories in the future, if the homebuilding industry experiences the deteriorating market conditions identified above.

Note 6 — Senior Notes and Secured Indebtedness

As of September 30, 2009, the Company had the following outstanding 7 5/8% Senior Notes due 2012, 10 3/4% Senior Notes due 2013 and 7 1/2% Senior Notes due 2014 (collectively, the “Senior Notes”) (in thousands):

7 5/8% Senior Notes due December 15, 2012	$98,824
10 3/4% Senior Notes due April 1, 2013	191,171
7 1/2% Senior Notes due February 15, 2014	102,341

$392,336

On June 10, 2009, the Company’s wholly-owned subsidiary, William Lyon Homes, Inc., a California corporation (“California Lyon”), consummated a cash tender offer (the “Tender Offer”) to purchase a portion of its outstanding Senior Notes, on the terms and subject to the conditions set forth in its offer to purchase, as amended. The principal amount of Senior Notes purchased by California Lyon on settlement of the Tender Offer totaled $53,135,000, including $29,050,000 of the 7 5/8% Senior Notes due 2012, $2,376,000 of the 10 3/4% Senior Notes due 2013, and $21,709,000 of the 7 1/2% Senior Notes due 2014. The aggregate Tender Offer consideration paid totaled $14,925,300, plus accrued interest. The net gain resulting from the Tender Offer, after closing costs, was $37,040,000.

In addition to the tender offer above, during the nine months ended September 30, 2009, the Company purchased, in privately negotiated transactions, (i) $5,926,000 principal amount of its outstanding 7 5/8 % Senior Notes at a cost of $1,044,000 plus accrued interest, (ii) $25,095,000 principal amount of its outstanding 10 3/4% Senior Notes at a cost of $8,695,000 plus accrued interest, and (iii) $250,000 principal amount of its outstanding 7 1/2% Senior Notes at a cost of $47,500 plus accrued interest. The net gain resulting from these purchases during the first three quarters, after giving effect to amortization of related deferred loan costs, was approximately $20,933,000.

Since September 30, 2009, the Company also purchased, in a privately negotiated transaction, an additional $72,511,000 aggregate principal amount of Senior Notes, as more fully described in “Note 11—Subsequent Events.’’

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

10 3/4% Senior Notes

California Lyon filed a Registration Statement on Form S-3 with the Securities and Exchange Commission for the sale of $250,000,000 of Senior Notes due 2013 (the “10 3/4% Senior Notes”) which became effective on March 12, 2003. The offering closed on March 17, 2003 and was fully subscribed and issued. The notes were issued at a price of 98.493% to the public, resulting in net proceeds to the Company of approximately $246,233,000. The purchase price reflected a discount to yield 11% under the effective interest method and the notes have been reflected net of the unaccreted discount in the accompanying consolidated balance sheet. Interest on the 10 3/4% Senior Notes is payable on April 1 and October 1 of each year.

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

If the Company’s consolidated tangible net worth falls below $75,000,000 for any two consecutive fiscal quarters, California Lyon will be required to make an offer to purchase up to 10% of each class of Senior Notes originally issued at a purchase price equal to 100% of the principal amount, plus accrued and unpaid interest, if any. As of and for the three and nine months ended September 30, 2009, the Company is in compliance with the covenants under its Senior Notes. The Company can give no assurance that it will remain in compliance with the financial covenants under its Senior Notes under current market conditions, and, if market conditions continue to deteriorate, the Company’s prospects for remaining in compliance with these covenants will be further impacted.

Each series of Senior Notes is now redeemable at the option of California Lyon, in whole or in part, at a redemption price equal to 100% of the principal amount plus a premium declining ratably to par, plus accrued and unpaid interest, if any.

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

Revolving Credit Facilities

As of September 30, 2009, the Company had six revolving credit facilities which have an aggregate maximum loan commitment of $113.4 million, with maturities at various dates as follows:

Loan Commitment Amount (in millions)	Balance Outstanding at September 30, 2009 (in millions)(1)	Undrawn Availability at September 30, 2009 (in millions)	Initial Maturity Date(2)
$15.0	$3.7	$1.4	April 2009(3)
3.4	2.0	1.1	May 2009(3)
30.0	13.5	3.0	July 2009(3)
20.0	1.1	.5	September 2009(3)
30.0	5.4	2.2	December 2009
15.0	.7	3.1	December 2009

$113.4	$26.4	$11.3

(1)	Since September 30, 2009, the Company used a portion of the net proceeds from the initial installment of the Term Loan described in Note 11 to repay approximately $23 million of the aggregate principal amount outstanding under these facilities.
(2)	After the initial maturity date, additional advances may be obtained to complete previously approved projects subject to all other requirements for advances under the borrowing base. Repayments of borrowed amounts are required at the time a sold house closes escrow or at the time a house must be removed from the borrowing base. The final maturity date would generally be twelve months after the initial maturity date.
(3)	The initial maturity date has expired on this facility, and amounts outstanding are due within 12 months of this date.

The revolving credit facilities have similar characteristics. The Company may borrow amounts, subject to applicable borrowing base and concentration limitations, as defined. During the last year of the term of each facility, the commitment amount will decrease ratably until the commitment under each facility is reduced to zero by the final maturity date, as defined in each respective agreement.

Availability under each Revolving Credit Facility is subject not only to the maximum amount committed under the respective facility, but also to both various borrowing base and concentration limitations. The borrowing base limits lender advances to certain agreed percentages of asset value. The allowed percentage generally increases as the asset progresses from land under development to residence subject to contract of sale. Advances for each type of collateral become due in whole or in part, subject to possible re-borrowing, and/or the collateral becomes excluded from the borrowing base, after a specified period or earlier upon sale. Concentration limitations further restrict availability under the credit facilities. The effect of these borrowing base and concentration limitations essentially is to mandate minimum levels of the Company’s investment in a project, with higher percentages of investment required at earlier phases of a project, and with greater absolute dollar amounts of investment required as a project progresses. Each Revolving Credit Facility is secured by deeds of trust on the real property and improvements thereon owned by the Company in the subdivision project(s) approved by the respective lender, as well as pledges of all net sale proceeds, related contracts and other ancillary property. Also, each Revolving Credit Facility includes financial covenants, which may limit the amount that may be borrowed thereunder. Outstanding advances bear interest at various rates, which approximate the prime rate. As of September 30, 2009, $26.4 million was outstanding under these Revolving Credit Facilities, with a weighted-average interest rate of 4.858%, and the undrawn availability was $11.3 million as limited by the borrowing base formulas. Interest on the revolving credit facilities is calculated on the average, outstanding daily balance and is paid following the end of each month. During the three and nine months ended September 30, 2009, the Company borrowed $30.8 and $91.3 million, respectively, and repaid $48.7 and $137.0 million, respectively, under these facilities. The maximum amount outstanding was $65.3 million and the weighted average borrowings were $32.3 million during the three months ended September 30, 2009. Interest incurred on the Revolving Credit Facilities for the three and nine months ended September 30, 2009 was $0.5 million and $1.8 million, respectively. The Company routinely makes borrowings under its Revolving Credit Facilities in the ordinary course of business within the maximum aggregate loan commitment amounts to fund its operations, including its land acquisition and home building activities, and repays such borrowings, as required by the Revolving Credit Facilities, with the net sales proceeds of sales of the real property, including homes, which secure the applicable Revolving Credit Facility.

Under the modified revolving credit facilities as described above, the Company is required to comply with a number of covenants, the most restrictive of which require Delaware Lyon to maintain:

•	A tangible net worth, as defined, of $90.0 million; and

•	Minimum liquidity, as defined, of at least $30.0 million.

As of and for the period ending September 30, 2009, the Company is in compliance with the covenants under its revolving credit facilities.

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

The Company’s covenant compliance for the Revolving Credit Facilities at September 30, 2009 is detailed in the table set forth below:

Covenant and Other Requirements	Actual at September 30, 2009	Covenant Requirements at September 30, 2009
Tangible Net Worth (1)	$136.9	≥$90.0
Minimum Liquidity	$43.5	≥$30.0

(1)	Tangible Net Worth was calculated based on the stated amount of stockholders’ equity less intangible assets of $4.1 million as of September 30, 2009.

Construction Notes Payable

At September 30, 2009, the Company had construction notes payable amounting to $61.4 million.

The Company is the sole member of Lyon East Garrison Company I, LLC which is a member with Woodman Development Company, LLC (the “Members”) in East Garrison Partners I, LLC (the “LLC”). The LLC had a non-recourse construction note payable with an outstanding balance of $56.2 million as of June 30, 2009 related to the acquisition and development of real estate in Monterey County, California. In addition to the non-recourse construction note payable, the Company and affiliates of the other Member entered into a completion guaranty. The construction note payable was secured by the underlying land parcel.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Based on general economic conditions at the time, the Members of the LLC and the construction note lender determined to temporarily suspend further entitlement and development of the project, at which time it was agreed that certain site improvements would be completed in order to prepare and protect the site for a delay of approximately two years. The Company and affiliates of the other Member of the LLC concluded that the completion of these site improvements satisfied the obligation under the completion guaranty.

The lender agreed to fund the site improvements under the guaranty; however the lender stopped funding for the improvements, which left the LLC with unpaid invoices. During this same period, the LLC received several letters from the lender alleging default under the construction loan agreement which the Members contended were invalid based on previous discussions. In addition, under the terms of the construction loan agreement, the LLC was required to reduce the loan commitment from $75.0 million to $35.0 million by January 31, 2009, which required a $21.2 million pay down.

The LLC did not make the required pay down on January 31, 2009 and was in default under the construction loan agreement. In September 2009, the Lender under the construction note payable sold the note to a third party, at which time the new holder of the note foreclosed on the property owned by the LLC. Since the inventory was written-down to fair value during 2008, there was no significant loss recorded at foreclosure during 2009 related to the $56.2 million and related note payable written off upon foreclosure. The lender and the LLC waived all construction guaranties and obligations under the construction note payable.

At September 30, 2009, the Company had approximately $87,720,000 of secured indebtedness and approximately $11,300,000 of additional secured indebtedness available to be borrowed under the Company’s credit facilities, as limited by the Company’s borrowing base formulas.

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

CONSOLIDATING BALANCE SHEET

September 30, 2009

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
ASSETS
Cash and cash equivalents	$—	$29,930	$204	$2,067	$—	$32,201
Restricted cash	—	5,339	—	—	—	5,339
Receivables	—	13,762	726	2,442	—	16,930
Income tax refund receivable	—	5,159	—	—	—	5,159
Real estate inventories
Owned	—	595,955	—	11,385	—	607,340
Not owned	—	55,270	—	—	—	55,270
Investments in and advances to unconsolidated joint ventures	—	1,823	—	—	—	1,823
Property and equipment, net	—	1,752	73	—	—	1,825
Deferred loan costs	—	4,061	—	—	—	4,061
Other assets	—	8,613	179	—	—	8,792
Investments in subsidiaries	129,874	3,149	—	—	(133,023)	—
Intercompany receivables	—	—	205,758	1,689	(207,447)	—

	$129,874	$724,813	$206,940	$17,583	$(340,470)	$738,740

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$—	$5,666	$254	$3,229	$—	$9,149
Accrued expenses	—	52,252	955	102	—	53,309
Liabilities from inventories not owned	—	55,270	—	—	—	55,270
Notes payable	—	87,720	—	—	—	87,720
7 5/8% Senior Notes	—	98,824	—	—	—	98,824
10 3/4% Senior Notes	—	191,171	—	—	—	191,171
7 1/2% Senior Notes	—	102,341	—	—	—	102,341
Intercompany payables	—	207,426	—	21	(207,447)	—

Total liabilities	—	800,670	1,209	3,352	(207,447)	597,784
Stockholders’ equity (deficit)	129,874	(75,857)	205,731	14,231	(133,023)	140,956

	$129,874	$724,813	$206,940	$17,583	$(340,470)	$738,740

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

CONSOLIDATING BALANCE SHEET

December 31, 2008

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
		ASSETS
Cash and cash equivalents	$—	$59,285	$2,898	$4,834	$—	$67,017
Restricted cash	—	5,079	—	—	—	5,079
Receivables	—	13,081	7,615	9,289	—	29,985
Income tax refunds receivable	—	46,696	—	—	—	46,696
Real estate inventories
Owned	—	681,609	—	72,880	—	754,489
Not owned	—	107,763	—	—	—	107,763
Investments in and advances to unconsolidated joint ventures	—	2,769	—	—	—	2,769
Property and equipment, net	—	2,264	12,139	—	—	14,403
Deferred loan costs	—	6,264	—	—	—	6,264
Other assets	—	9,139	1,239	—	—	10,378
Investments in subsidiaries	171,125	7,677	—	—	(178,802)	—
Intercompany receivables	—	—	195,801	375	(196,176)	—

	$171,125	$941,626	$219,692	$87,378	$(374,978)	$1,044,843

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$—	$9,078	$294	$6,959	$—	$16,331
Accrued expenses	—	61,625	1,260	102	—	62,987
Liabilities from inventories not owned	—	80,079	—	—	—	80,079
Notes payable	—	132,209	6,269	56,151	—	194,629
7 5/ 8% Senior Notes	—	133,800	—	—	—	133,800
10 3/ 4% Senior Notes	—	218,176	—	—	—	218,176
7 1/ 2% Senior Notes	—	124,300	—	—	—	124,300
Intercompany payables	—	195,419	—	757	(196,176)	—

Total liabilities	—	954,686	7,823	63,969	(196,176)	830,302
Stockholders’ equity (deficit)	171,125	(13,060)	211,869	23,409	(178,802)	214,541

	$171,125	$941,626	$219,692	$87,378	$(374,978)	$1,044,843

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended September 30, 2009

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$43,672	$11,611	$682	$—	$55,965
Construction services	—	11,248	—	—	—	11,248
Management fees	—	32	—	—	(32)	—

	—	54,952	11,611	682	(32)	67,213

Operating costs
Cost of sales	—	(37,177)	(11,354)	(526)	32	(49,025)
Loss on impairment of real estate assets	—	—	—	—	—	—
Construction services	—	(9,115)	—	—	—	(9,115)
Sales and marketing	—	(3,271)	(651)	(76)	—	(3,998)
General and administrative	—	(3,989)	(56)	—	—	(4,045)
Other	—	(1,936)	(4)	—	—	(1,940)

	—	(55,488)	(12,065)	(602)	32	(68,123)

Equity in income of unconsolidated joint ventures	—	532	—	—	—	532

Loss from subsidiaries	(11,637)	(3,441)	—	—	15,078	—

Operating (loss) income	(11,637)	(3,445)	(454)	80	15,078	(378)
Interest expense, net of amounts capitalized	—	(8,251)	—	—	—	(8,251)
Other income (loss), net	—	257	(3,511)	163	—	(3,091)

(Loss) income before benefit from income taxes	(11,637)	(11,439)	(3,965)	243	15,078	(11,720)
Benefit from income taxes	—	56	—	—	—	56

Consolidated net (loss) income	(11,637)	(11,383)	(3,965)	243	15,078	(11,664)
Less: Net income from non-controlling interest	—	—	—	—	27	27

Net (loss) income attributable to William Lyon Homes	$(11,637)	$(11,383)	$(3,965)	$243	$15,105	$(11,637)

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended September 30, 2008

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$78,086	$11,564	$3,093	$—	$92,743
Construction services	—	9,425	—	—	—	9,425
Management fees	—	104	—	—	(104)	—

	—	87,615	11,564	3,093	(104)	102,168

Operating costs
Cost of sales	—	(76,366)	(10,416)	(2,134)	104	(88,812)
Loss on impairment of real estate assets	—	(21,910)	—	—	—	(21,910)
Construction services	—	(8,129)	—	—	—	(8,129)
Sales and marketing	—	(7,484)	(689)	(514)	—	(8,687)
General and administrative	—	(6,280)	(93)	—	—	(6,373)
Other	—	(276)	45	—	—	(231)

	—	(120,445)	(11,153)	(2,648)	104	(134,142)

Equity in loss of unconsolidated joint ventures	—	(821)	—	—	—	(821)

(Loss) income from subsidiaries	(41,096)	(597)	1	—	41,692	—

Operating (loss) income	(41,096)	(34,248)	412	445	41,692	(32,795)
Interest expense, net of amounts capitalized	—	(7,142)	—	—	—	(7,142)
Other income (loss), net	—	405	(953)	17	—	(531)

Consolidated net (loss) income	(41,096)	(40,985)	(541)	462	41,692	(40,468)

Less: net loss from non-controlling interest	—	—	—	—	(628)	(628)

Net (loss) income attributable to William Lyon Homes	$(41,096)	$(40,985)	$(541)	$462	$41,064	$(41,096)

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS

Nine Months Ended September 30, 2009

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$155,458	$26,258	$5,620	$—	$187,336
Construction services	—	26,623	—	—	—	26,623
Management fees	—	283	—	—	(283)	—

	—	182,364	26,258	5,620	(283)	213,959

Operating costs
Cost of sales	—	(174,864)	(25,433)	(4,636)	283	(204,650)
Impairment loss on real estate assets	—	(24,171)	—	—	—	(24,171)
Construction services	—	(22,726)	—	—	—	(22,726)
Sales and marketing	—	(10,559)	(1,616)	(487)	—	(12,662)
General and administrative	—	(14,381)	(199)	(18)	—	(14,598)
Other	—	(4,483)	(4)	—	—	(4,487)

	—	(251,184)	(27,252)	(5,141)	283	(283,294)

Equity in loss of unconsolidated joint ventures	—	(778)	—	—	—	(778)

Loss from subsidiaries	(40,842)	(4,457)	—	—	45,299	—

Operating (loss) income	(40,842)	(74,055)	(994)	479	45,299	(70,113)
Interest expense, net of amounts capitalized	—	(25,284)	—	—	—	(25,284)
Gain on retirement of debt	—	57,973	—	—	—	57,973
Other income (loss), net	—	701	(4,632)	118	—	(3,813)

(Loss) income before benefit from income taxes	(40,842)	(40,665)	(5,626)	597	45,299	(41,237)
Benefit from income taxes	—	78	—	—	—	78

Consolidated net (loss) income	(40,842)	(40,587)	(5,626)	597	45,299	(41,159)
Less: Net loss from non-controlling interest	—	—	—	—	(92)	(92)

Net (loss) income attributable to William Lyon Homes	$(40,842)	$(40,587)	$(5,626)	$597	$45,207	$(41,251)

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS

Nine Months Ended September 30, 2008

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$318,550	$39,123	$12,596	$—	$370,269
Construction services	—	9,425	—	—	—	9,425
Management fees	—	504	—	—	(504)	—

	—	328,479	39,123	12,596	(504)	379,694

Operating costs
Cost of sales	—	(308,532)	(35,421)	(12,725)	504	(356,174)
Impairment loss on real estate assets	—	(68,028)	—	—	—	(68,028)
Construction services	—	(8,129)	—	—	—	(8,129)
Sales and marketing	—	(26,498)	(2,596)	(1,696)	—	(30,790)
General and administrative	—	(19,513)	(311)	(48)	—	(19,872)
Other	—	(2,050)	45	—	—	(2,005)

	—	(432,750)	(38,283)	(14,469)	504	(484,998)

Equity in loss of unconsolidated joint ventures	—	(1,626)	—	—	—	(1,626)

(Loss) income from subsidiaries	(80,832)	(1,512)	6	—	82,338	—

Operating (loss) income	(80,832)	(107,409)	846	(1,873)	82,338	(106,930)
Interest expense, net of amounts capitalized	—	(16,396)	—	—	—	(16,396)
Other income (loss), net	—	1,384	(1,637)	68	—	(185)

Loss before benefit for income taxes	(80,832)	(122,421)	(791)	(1,805)	82,338	(123,511)
Benefit from income taxes	—	41,592	—	—	—	41,592

Consolidated net (loss) income	(80,832)	(80,829)	(791)	(1,805)	82,338	(81,919)
Less: net income from non-controlling interest	—	—	—	—	1,087	1,087

Net (loss) income attributable to William Lyon Homes	$(80,832)	$(80,829)	$(791)	$(1,805)	$83,425	$(80,832)

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended September 30, 2009

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating activities
Net (loss) income	$(40,842)	$(40,587)	$(5,626)	$597	$45,299	$(41,159)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	435	904	—	—	1,339
Impairment loss on real estate assets	—	24,171	—	—	—	24,171
Equity in loss of unconsolidated joint ventures	—	778	—	—	—	778
Gain on retirement of debt	—	(57,973)	—	—	—	(57,973)
Loss on sale of fixed asset	—	—	3,009	—	—	3,009
Equity in earnings of subsidiaries	41,251	4,457	—	—	(45,708)	—
Benefit from income taxes	—	(78)	—	—	—	(78)
Net changes in operating assets and liabilities:
Restricted cash	—	(260)	—	—	—	(260)
Receivables	—	(681)	13,077	6,847	—	19,243
Income tax refund receivable	—	41,615	—	—	—	41,615
Real estate inventories — owned	—	61,949	—	5,344	—	67,293
Deferred loan costs	—	1,194	—	—	—	1,194
Other assets	—	526	1,060	—	—	1,586
Accounts payable	—	(3,412)	(40)	(3,730)	—	(7,182)
Accrued expenses	—	(9,373)	(305)	—	—	(9,678)

Net cash provided by operating activities	409	22,761	12,079	9,058	(409)	43,898

Investing activities
Net change in investment in and advances to unconsolidated joint ventures	—	168	—	—	—	168
Net proceeds from sale of fixed asset	—	—	2,063	—	—	2,063
Purchases of property and equipment	—	77	(98)	—	—	(21)
Investments in subsidiaries	—	71	—	—	(71)	—
Advances to affiliates	—	(22,210)	—	—	22,210	—

Net cash (used in) provided by investing activities	—	(21,894)	1,965	—	22,139	2,210

Financing activities
Proceeds from borrowings on notes payable	—	95,609	11,352	—	—	106,961
Principal payments on notes payable	—	(140,098)	(17,621)	—	—	(157,719)
Net cash paid for retirement of senior notes	—	(25,424)	—	—	—	(25,424)
Minority interest contributions, net	—	—	—	—	(4,742)	(4,742)
Advances to affiliates	—	—	(512)	(9,775)	10,287	—
Intercompany receivables/payables	(409)	39,691	(9,957)	(2,050)	(27,275)	—

Net cash used in financing activities	(409)	(30,222)	(16,738)	(11,825)	(21,730)	(80,924)

Net decrease in cash and cash equivalents	—	(29,355)	(2,694)	(2,767)	—	(34,816)
Cash and cash equivalents at beginning of period	—	59,285	2,898	4,834	—	67,017

Cash and cash equivalents at end of period	$—	$29,930	$204	$2,067	$—	$32,201

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended September 30, 2008

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating activities
Net loss	$(80,832)	$(80,829)	$(791)	$(1,805)	$83,425	$(80,832)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	632	1,044	—	—	1,676
Impairment loss on real estate assets	—	68,028	—	—	—	68,028
Equity in loss of unconsolidated joint ventures	—	1,626	—	—	—	1,626
Distribution of income from unconsolidated joint ventures	—	816	—	—	—	816
Minority equity in loss of consolidated entities	—	—	—	—	(1,087)	(1,087)
Equity in earnings (loss) of subsidiaries	80,832	1,512	(6)	—	(82,338)	—
Benefit from income taxes	—	(41,592)	—	—	—	(41,592)
Net changes in operating assets and liabilities:
Restricted cash	—	(5,000)	—	—	—	(5,000)
Receivables	—	14,654	785	21	—	15,460
Intercompany receivables/payables	—	—	(3,294)	1,590	1,704	—
Real estate inventories — owned	—	103,876	—	(4,295)	—	99,581
Deferred loan costs	—	2,088	—	—	—	2,088
Other assets	—	6,218	721	—	—	6,939
Accounts payable	—	(22,612)	(147)	(3,033)	—	(25,792)
Accrued expenses	—	5,469	(1,868)	(2,032)	—	1,569

Net cash provided by (used in) operating activities	—	54,886	(3,556)	(9,554)	1,704	43,480

Investing activities
Net change in investment in and advances to unconsolidated joint ventures	—	(40)	—	—	—	(40)
Distributions of capital from unconsolidated joint ventures	—	212	—	—	—	212
Purchases of property and equipment	—	(505)	(7)	—	—	(512)
Investments in subsidiaries	—	515	1	—	(516)	—
Advances to affiliates	—	2,572	—	—	(2,572)	—

Net cash provided by (used in) investing activities	—	2,754	(6)	—	(3,088)	(340)

Financing activities
Proceeds from borrowings on notes payable	—	269,341	197,130	6,987	—	473,458
Principal payments on notes payable	—	(273,132)	(197,766)	—	—	(470,898)
Minority interest distributions, net	—	—	—	—	(3,892)	(3,892)
Advances to affiliates	—	—	(75)	(5,201)	5,276	—

Net cash (used in) provided by financing activities	—	(3,791)	(711)	1,786	1,384	(1,332)

Net increase (decrease) in cash and cash equivalents	—	53,849	(4,273)	(7,768)	—	41,808
Cash and cash equivalents at beginning of period	—	55,412	6,931	10,854	—	73,197

Cash and cash equivalents at end of period	$—	$109,261	$2,658	$3,086	$—	$115,005

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 7 — Fair Value of Financial Instruments

In September 2006, the FASB issued guidance now codified as FASB ASC Topic 820 Fair Value Measurements and Disclosures. FASB ASC Topic 820 defines fair value and establishes a framework for measuring fair value under GAAP. The Company adopted this pronouncement on January 1, 2008. In accordance with FASB ASC Topic 820, the Company is required to disclose the estimated fair value of financial instruments. As of September 30, 2009, the Company used the following assumptions to estimate the fair value of each type of financial instrument for which it is practicable to estimate:

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

•	Senior Notes Payable — The senior notes are publicly traded over the counter and their fair values were based on quotes from industry sources.

The estimated fair values of financial instruments are as follows at September 30, 2009:

	Carrying Amount	Fair Value
	(in thousands)
Financial assets:
Cash and equivalents	$32,201	$32,201
Financial liabilities:
Revolving credit facilities	$26,365	$26,365
Construction notes payable	$61,355	$46,146
7 5/8% Senior Notes due 2012	$98,824	$69,176
10 3/4% Senior Notes due 2013	$191,171	$134,770
7 1/2% Senior Notes due 2014	$102,341	$71,639

Effective January 1, 2008, the Company implemented the requirements of FASB ASC Topic 820 for the Company’s financial assets and liabilities. FASB ASC Topic 820 establishes a framework for measuring fair value, expands disclosures regarding fair value measurements and defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC Topic 820 requires the Company to maximize the use of observable market inputs, minimize the use of unobservable market inputs and disclose in the form of an outlined hierarchy the details of such fair value measurements. FASB ASC Topic 820 specifies a hierarchy of valuation techniques based on whether the inputs to a fair value measurement are considered to be observable or unobservable in a marketplace. The three levels of the hierarchy are as follows:

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

Non-financial Instruments

The Company adopted FASB ASC Topic 820 in 2008, however, disclosure of certain non-financial portions of the statement were deferred until the 2009 reporting period. These non-financial homebuilding assets are those assets for which the Company recorded valuation adjustments during the three months ended March 31, 2009, on a nonrecurring basis. See Note 5, “Real Estate Inventories” for further discussion of the valuation of real estate inventories and within “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The following table summarizes the fair-value measurements of its non-financial assets for the nine months ended September 30, 2009:

	Fair Value Hierarchy	Fair Value at Measurement Date (1)	Impairment Charges for the Nine Months Ended September 30, 2009 (1)
	(in thousands)
Land under development and homes completed and under construction (2)	Level 3	$12,241	$10,818
Inventory held-for-sale (3)	Level 3	7,822	13,353

(1)	Amounts represent the aggregate fair values for communities where the Company recognized noncash inventory impairment charges during the period, as of March 31, 2009, the date that the fair value measurements were made. Since there were no impairments after March 31, 2009, there have been no subsequent fair value measurements of the Company’s real estate inventories. The carrying value for these communities may have subsequently increased or decreased from the fair value reflected due to activity that has occurred since the measurement date.
(2)	In accordance with FASB ASC 360-10-35, inventory under this caption with a carrying value of $23.1 million was written down to its fair value of $12.3 million at March 31, 2009, resulting in total impairments of $10.8 million for the nine months ended September 30, 2009. There were no impairments for the three months ended September 30, 2009.
(3)	In accordance with FASB ASC 360-10-35, inventory under this caption with a carrying value of $21.2 million was written down to its fair value of $7.8 million at March 31, 2009, resulting in total impairments of $13.4 million for the nine months ended September 30, 2009. There were no impairments for the three months ended September 30, 2009.

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

Note 8 — Related Party Transactions

On October 26, 2000, the Company’s Board of Directors (with Messrs. William Lyon and William H. Lyon abstaining) approved the purchase of 579 lots for a total purchase price of $12,581,000 from an entity controlled by William Lyon and William H. Lyon. In addition to the purchase price, one-half of the net profits in excess of six percent from the development were to be paid to the seller (“Profit Participation”). As of December 31, 2008, all lots were purchased under this agreement. In addition, the total amount of profit participation that has been paid through September 30, 2009 is $14,015,000.

On December 27, 2007, the Company sold certain land in San Diego County, California for $12,000,000 in cash to a limited liability company owned indirectly by Frank T. Suryan, Jr. as Trustee for the Suryan Family Trust. Mr. Suryan is Chairman and Chief Executive Officer of Lyon Capital Ventures, a company wholly-owned by Frank T. Suryan, Jr., General William Lyon, Chairman and Chief Executive Officer of the Company, and a trust whose sole beneficiary is William H. Lyon, President and Chief Operating Officer of the Company. The Company received a report from a third-party valuation and financial advisory services firm as to the reasonableness of the sales price in the transaction. Further, the transaction was unanimously approved by all independent members of the Board of Directors. In October 2008, in a separately negotiated transaction from the sale of the land to the limited liability company owned indirectly by the Suryan Family Trust (the “Owner”), the Company was contracted by and for the Owner to build apartment units for a contract price of $13,481,000, which includes the Company’s contractor fee of $529,000. As described in Note 4 — Construction Services, the Company accounts for this transaction based on the percentage of completion method, and recorded construction services revenue of $11,248,000 and $26,623,000 during the three and nine months ended September 30, 2009, respectively, and construction services costs of $9,115,000 and $22,726,000 during the three and nine months ended September 30, 2009, respectively.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

For the three and nine months ended September 30, 2009, the Company incurred reimbursable on-site labor costs of $41,000 and $153,000, respectively, and for the three and nine months ended September 30, 2008, the Company incurred reimbursable on-site labor-costs of $51,000 and $146,000, respectively, for providing customer service to real estate projects developed by entities controlled by William Lyon and William H. Lyon. At September 30, 2009 and December 31, 2008, $14,000 and $18,000, respectively, was due to the Company for reimbursable on-site labor costs.

For the three and nine months ended September 30, 2009, the Company incurred charges of $197,000 and $590,000, respectively related to rent on its corporate office, from a trust of which William H. Lyon is the sole beneficiary. For the three and nine months ended September 30, 2008, the Company incurred charges of $197,000 and $582,000, respectively.

Effective September 1, 2004, the Company entered into an aircraft consulting and management agreement with an affiliate (the “Affiliate”) of William Lyon to operate and manage the Company’s aircraft. The terms of the agreement provide that the Affiliate shall consult and render its advice and management services to the Company with respect to all functions necessary to the operation, maintenance and administration of the aircraft. The Company’s business plan for the aircraft includes (i) use by Company executives for traveling on Company business to the Company’s divisional offices and other destinations, (ii) charter service to outside third parties and (iii) charter service to William Lyon personally. Charter services for outside third parties are contracted for at market rates. As compensation to the Affiliate for its management and consulting services under the agreement, the Company pays the Affiliate a fee equal to (i) the amount equal to 107% of compensation paid by the affiliate for the pilots supplied pursuant to the agreement, (ii) $50 per operating hour for the aircraft and (iii) $9,000 per month for hangar rent. In addition, all maintenance work, inspections and repairs performed by the Affiliate on the aircraft are charged to the Company at the Affiliate’s published rates for maintenance, inspections and repairs in effect at the time such work is completed. The total compensation paid to the Affiliate under the agreement amounted to $182,000 and $684,000, for the three months ended September 30, 2009 and 2008, respectively, and $757,000 and $1,331,000 for the nine months ended September 30, 2009 and 2008, respectively.

Effective July 1, 2006, General William Lyon entered into a time sharing agreement with the Company pertaining to his personal use of the aircraft. The agreement calls for General Lyon to reimburse the company for all costs incurred by the Company during his personal flights plus a surcharge on fuel consumption of two times the cost. Pursuant to the agreement, the Company had earned revenue of $0 and $60,000 for charter services provided to William Lyon personally, during the three months ended September 30, 2009 and 2008, respectively, and $53,000 and $283,000 for the nine months ended September 30, 2009 and 2008, respectively. At September 30, 2009 and December 31, 2008, $0 and $16,000, respectively, was due to the Company.

On September 3, 2009, Presley CMR, Inc., a California corporation (“Presley CMR”) and wholly owned subsidiary of California Lyon, entered into an Aircraft Purchase and Sale Agreement (“PSA”) with an affiliate of General William Lyon to sell the aircraft described above. The PSA provides for an aggregate purchase price for the Aircraft of $8,250,000 (which value was the appraised fair market value of the Aircraft), which consists of: (i) cash in the amount of $2,062,500 which was paid at closing and (ii) a promissory note receivable from the affiliate in the amount of $6,187,500. The closing of this sale occurred on September 9, 2009. The Company recorded a loss on the sale of the Aircraft totaling $3.0 million, which is included in other loss in the accompanying statement of operations.

Note 9 — Income Taxes

Effective January 1, 2008, the Company and its shareholders made a revocation of the “S” corporation election. As a result of this revocation, the Company is taxed as a “C” corporation. The shareholders will not be able to elect “S” corporation status for at least five years. The revocation of the “S” corporation election allowed taxable losses generated in 2008 to be carried back to the 2006 “C” corporation year. As a result of the change in tax status, the Company recorded a deferred tax asset and related income tax benefit of $41,602,000 as of January 1, 2008. The recorded deferred tax asset reflected the tax refund for the anticipated carry back of the estimated 2008 tax loss to 2006. As of December 31, 2008, the Company reclassified the deferred tax asset as income tax refunds receivable, which is how it is reflected on the accompanying consolidated balance sheet as of December 31, 2008. In January 2009, the Company received the tax refund for the amount of the receivable.

Effective January 1, 2007, the company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”) which is now codified as FASB ASC Topic 740, Income Taxes. FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be considered “more-likely-than-not” to be sustained upon examination by taxing authorities. The Company has taken positions in certain taxing jurisdictions for which it is more likely than not that previously unrecognized tax benefits will be recognized. In addition, the Company has elected to recognize interest and penalties related to uncertain tax positions in the income tax provision. In

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

accordance with the provisions of FASB ASC Topic 740, effective January 1, 2007, the Company recorded an income tax refund receivable of $5,654,000 and recognized the associated tax benefit as an increase in additional paid-in capital. In connection therewith, the Company recorded interest receivable of $1,122,000 and recognized the associated tax benefit as an increase in retained earnings. Since recording the income tax refund, the Company has received refunds and accrued additional interest, leaving approximately $5,159,000 of income tax refunds and interest receivable on the consolidated balance sheet at September 30, 2009. At December 31, 2008 and September 30, 2009, the Company has no unrecognized tax benefits.

On November 6, President Obama signed into law the Worker, Homeownership and Business Act, passed by Congress the previous day. The Act provides for the carryback of net operating losses for up to 5 years by electing businesses, regardless of size, from either the 2008 or 2009 taxable years. The Company is considering making such an election for 2009 and carrying back net operating losses for tax purposes to obtain a refund of a portion of the federal income taxes it paid with respect to its 2004 taxable year. In considering ways to maximize such tax refund, the Company is determining whether to elect to defer certain cancellation of indebtedness income generated from its repurchase of Senior Notes during 2009.

In September 2009, the FASB issued accounting standard update 2009-06 which provides additional updates to FASB ASC Topic 740. The Company has reviewed this guidance and has determined the update has no impact on the Company’s financial statements.

In compliance with the Company’s election to recognize interest income (expense) and penalties related to uncertain tax positions in the income tax provision, $87,600 of interest income related to the income tax refund receivable, recorded under the provisions of FASB ASC 740, is included in the benefit from income taxes of $78,000 for nine months ended September 30, 2009.

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

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

In some jurisdictions in which the Company develops and constructs property, assessment district bonds are issued by municipalities to finance major infrastructure improvements. As a land owner benefited by these improvements, the Company is responsible for the assessments on its land. When properties are sold, the assessments are either prepaid or the buyers assume the responsibility for the related assessments. Assessment district bonds issued after May 21, 1992 are accounted for under the provisions of FASB ASC Topic 970 “Real Estate” and recorded as liabilities in the Company’s consolidated balance sheet, if the amounts are fixed and determinable.

As of September 30, 2009, the Company had $9,680,000 of outstanding irrevocable standby letters of credit to guarantee the Company’s financial obligations under certain land banking arrangements, joint venture agreements and other contractual arrangements in the normal course of business. The beneficiary may draw upon these letters of credit in the event of a contractual default by the Company relating to each respective obligation. These letters of credit generally have a stated term of 12 months and have varying maturities through 2010, at which time the Company may be required to renew the letters of credit to coincide with the term of the respective arrangement.

The Company also had outstanding performance and surety bonds of $116,136,000 at September 30, 2009 related principally to its obligations for site improvements at various projects. The Company does not believe that draws upon these bonds, if any, will have a material effect on the Company’s financial position, results of operations or cash flows.

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 11 — Subsequent Event

On October 20, 2009, California Lyon entered into a Senior Secured Term Loan Agreement (the “Term Loan Agreement”) with COLFIN WLH Funding, LLC, as Administrative Agent (“Admin Agent”), COLFIN WLH Funding, LLC, as Initial Lender and Lead Arranger (“COLFIN”) and the other Lenders who may become assignees of COLFIN (collectively, with COLFIN, the “Lenders”).

The Loan Agreement provides for a first lien secured loan of up to $206 million (the “Term Loan”), secured by substantially all of the assets of California Lyon, the Company (excluding stock in the California Lyon) and certain wholly-owned subsidiaries. The Term Loan is guaranteed by the Company.

California Lyon drew down the first installment of $131,000,000, which funded on October 22, 2009, leaving $75 million available to be drawn, subject to certain conditions. Under the Loan Agreement, California Lyon will be restricted from future borrowings, and, if necessary, will be required to repay existing borrowings, in order to maintain required loan to value ratios such that: (i) the aggregate amount of outstanding loans under the Loan Agreement may not exceed 60% of the aggregate value of the properties securing the facility, with valuation based on the lower of appraised value (if any) and discounted net present value of the cash flows, and (ii) the aggregate amount of secured debt may not exceed 60% of the aggregate value of the properties owned by California Lyon and its subsidiaries, with valuation based on the lower of appraised value (if any) and discounted net present value of the cash flows. California Lyon is currently in compliance with the above requirements following the drawdown of the initial installment. In addition, California Lyon expects to be in compliance with the conditions of the agreement identified above such that it should be able to draw the additional $75,000,000 in 2010.

The Term Loan bears interest at a rate of 14.0%. However, California Lyon has also agreed that, upon any repayment of any portion of the principal amount under the Term Loan (whether or not at maturity), California Lyon will also pay an exit fee equal to the difference (if positive) between (x) the interest that would have been accrued and been then payable on the repaid portion if the interest rate under the Loan Agreement were 15.625% and (y) the internal rate of return realized by the Lenders on such repaid portion, taking into account all cash amounts actually received by the Lenders with respect thereto other than any make whole payments described below.

Based on the current outstanding balance of the Term Loan, interest payments would be $18,340,000 annually.

On any voluntary prepayment of any portion of the Term Loan, California Lyon will be required to make a “make whole payment” equal to an amount, if positive, of the present value of all future payments of interest which would become due with respect to such prepaid amount from the date of prepayment thereof through and including the maturity date, discounted at a rate of 14%.

The Term Loan will mature on October 20, 2014; however, in the event that any portion of the outstanding principal amounts (the “Repaid Senior Note Principal”) of the Senior Notes is repaid (whether or not at maturity), the Lenders may elect to require California Lyon to repay that portion of the outstanding Loan as bears the same ratio to the entire Loan outstanding as the Repaid Senior Note Principal bears to the entire amounts then outstanding under all of the indentures. All or a portion of the Term Loan may also be accelerated upon certain other events described in the Loan Agreement. The lenders waived the requirement for such repayment in connection with the Senior Note repurchases described below.

The Loan Agreement requires the Company to maintain a Minimum Tangible Net Worth (as defined therein) of at least $75.0 million. The Loan Agreement also contains covenants that limit the ability of California Lyon and the Company to, among other things: (i) incur liens; (ii) incur additional indebtedness; (iii) transfer or dispose of assets; (iv) merge, consolidate or alter their line of business; (v) guarantee obligations; (vi) engage in affiliated party transactions; (vii) declare or pay dividends or make other distributions or repurchase stock; (viii) make advances, loans or investments; (ix) repurchase debt (including under the Senior Note indentures) and (x) engage in change of control transactions.

The Loan Agreement contains customary events of default, including, without limitation, failure to pay when due amounts in respect of the Loan or otherwise under the Loan Agreement; failure to comply with certain agreements or covenants contained in the Loan Agreement for a period of 10 days (or, in some cases, 30 days) after the administrative agent’s notice of such non-compliance; acceleration of more than $10.0 million of certain other indebtedness; and certain insolvency and bankruptcy events.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Senior Note Repurchases

On October 23, 2009, California Lyon repurchased, in a privately negotiated transaction using the proceeds of the initial installment under the Loan Agreement, (i) $23,251,000 principal amount of its outstanding 10 3/4% Senior Notes at a cost of $16,275,700 plus accrued interest, (ii) $31,620,000 principal amount of its outstanding 7 5/8% Senior Notes at a cost of $22,134,000 plus accrued interest, and (iii) $17,640,000 principal amount of its outstanding 7 1/2% Senior Notes at a cost of $12,348,000 plus accrued interest. The Lenders have permitted this repurchase and have waived their right to require any prepayment of the Term Loan in connection therewith. The net gain resulting from these purchases, after giving effect to amortization of related deferred loan costs, was approximately $20,500,000.

After giving effect to these Senior Note repurchases, California Lyon now has the following principal amounts of Senior Notes outstanding as of the date hereof:

7 5/8% Senior Notes due December 15, 2012	$67,204
10 3/4% Senior Notes due April 1, 2013	168,108
7 1/2% Senior Notes due February 15, 2014	84,701

$320,013

In addition, the Company also used the net proceeds from the first installment of the Term Loan to repay approximately $23 million of secured indebtedness under its Revolving Credit Facilities. After giving effect to the senior note repurchases and the repayment of the revolving credit facilities, and the payment of attorney fees, loan fees, and other miscellaneous costs associated with the loan transaction, the remaining net proceeds were $34.6 million.

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

Results of Operations

Beginning in 2006 and continuing through 2009, the homebuilding industry has experienced continued decreased demand for housing and sales prices have continued to decline. These conditions were the result of a continued erosion of homebuyer confidence which was driven by increasing foreclosures, increases in unemployment, limited availability of mortgage financing due to stress in the mortgage and credit markets, and increased levels of housing inventory in the market. In certain of the Company’s markets, however, the Company has experienced steadying sales absorption rates and a decrease in sales incentives, while homebuilding costs continue to decrease. In response to the declining market, the Company temporarily suspended the development of certain projects until market conditions stabilized. On a same store basis, net new home orders per average sales location increased to 10.3 during the three months ended September 30, 2009 compared to 6.8 during the three months ended September 30, 2008,

Comparisons of Three Months Ended September 30, 2009 to September 30, 2008

On a consolidated basis, the number of net new home orders for the three months ended September 30, 2009 decreased 7% to 246 homes from 264 homes for the three months ended September 30, 2008. The number of homes closed on a consolidated basis for the three months ended September 30, 2009, decreased 1% to 227 homes from 230 homes for the three months ended September 30, 2008. On a consolidated basis, the backlog of homes sold but not closed as of September 30, 2009 was 320, down 33% from 480 homes a year earlier, but up 33% from 240 homes at December 31, 2008.

Homes in backlog are generally closed within three to six months. The dollar amount of backlog of homes sold but not closed on a consolidated basis as of September 30, 2009 was $81.2 million, down 50% from $163.3 million as of September 30, 2008 and up 1% from $80.8 million as of December 31, 2008. The cancellation rate of buyers who contracted to buy a home but did not close escrow at the Company’s projects was approximately 19% during the three months ended September 30, 2009 compared to 33% during the three months ended September 30, 2008. The inventory of completed and unsold homes was 14 homes as of September 30, 2009, down from 80 homes at December 31, 2008.

The average number of sales locations during the quarter ended September 30, 2009 was 24, down 38% from 39 in the comparable period a year ago. In addition, the Company has temporarily suspended the development of certain projects, which will be re-opened when management believes economic conditions stabilize. The Company’s number of new home orders per average sales location increased to 10.3 for the quarter ended September 30, 2009 as compared to 6.8 for the quarter ended September 30, 2008.

	Three Months Ended September 30,		Increase (Decrease)
	2009	2008	Amount	%
Number of Net New Home Orders
Southern California	120	142	(22)	(15)%
Northern California	23	45	(22)	(49)%
Arizona	71	34	37	109%
Nevada	32	43	(11)	(26)%

Total	246	264	(18)	(7)%

Cancellation Rate	19%	33%	(14)%

Each of the Company’s four homebuilding segments, except Arizona, experienced declines in net new home orders during the 2009 period. Net new home orders during the 2009 period in each of the Company’s segments decreased due to the decrease in the number of sales locations, temporarily suspended projects as identified above. Sales locations decreased to 24 in the 2009 period compared to 39 locations in the 2008 period. However, the Company’s Arizona segment experienced a significant increase in new home orders during this same period. This is primarily due to a 14% decrease in the average sales price of homes closed in Arizona and to the federal tax credit to new homebuyers.

Cancellation rates during the 2009 period decreased to 19% from 33% during the 2008 period. The change includes a decrease in the cancellation rate in Southern California to 21% in the 2009 period from 32% in the 2008 period, in Northern California to 18% in the 2009 period from 38% in the 2008 period, in Arizona to 14% in the 2009 period from 29% in the 2008 period and in Nevada to 22% in the 2009 period from 32% in the 2008 period. The decrease in cancellation rates, period over period, could result in continued future stabilization in certain of the homebuilding markets in which the Company operates.

	Three Months Ended September 30,		Increase (Decrease)
	2009	2008	Amount	%
Average Number of Sales Locations
Southern California	9	17	(8)	(47)%
Northern California	3	7	(4)	(57)%
Arizona	4	4	—	0%
Nevada	8	11	(3)	(27)%

Total	24	39	(15)	(38)%

The average number of sales locations decreased in each homebuilding segment, except for Arizona, during the 2009 period primarily due to (i) management’s on-going efforts to manage cash outflows through, among other things, limiting the purchase of new lots, (ii) temporarily suspending the development of certain projects throughout the Company and (iii) final deliveries in certain projects.

	September 30,		Increase (Decrease)
	2009	2008	Amount	%
Backlog (units)
Southern California	210	308	(98)	(32)%
Northern California	18	65	(47)	(72)%
Arizona	67	59	8	14%
Nevada	25	48	(23)	(48)%

Total	320	480	(160)	(33)%

The Company’s backlog at September 30, 2009 decreased 33% from levels at September 30, 2008, primarily resulting from a deterioration in demand for new homes and a decrease in the average number of sales locations to 24 in the 2009 period from 39 in the 2008 period. The decrease in backlog during this period reflects a decrease in net new order activity of 7% to 246 homes in the 2009 period compared to 264 homes in the 2008 period.

	September 30,		Increase (Decrease)
	2009	2008	Amount	%
Backlog (dollars in thousands)
Southern California	$59,664	$120,136	$(60,472)	(50)%
Northern California	5,497	20,248	(14,751)	(73)%
Arizona	10,526	11,165	(639)	(6)%
Nevada	5,492	13,536	(8,044)	(59)%

Total	$81,179	$165,085	$(83,906)	(51)%

The dollar amount of backlog of homes sold but not closed as of September 30, 2009 was $81.2 million, down 51% from $165.1 million as of September 30, 2008. The significant decrease in backlog during this period reflects a decrease in net new order activity of 7% to 246 homes in the 2009 period compared to 264 homes in the 2008 period. In addition, the dollar amount of backlog is affected by recent average sales prices for new home orders, and the Company experienced a decrease of 25% in the average sales price of homes in backlog to $253,700 as of September 30, 2009 compared to $343,900 as of September 30, 2008. The product mix at the Company’s projects has shifted in 2009. There are no homes in backlog greater than $500,000 per unit at September 30, 2009, compared to 68 homes in backlog greater than $500,000 per unit at September 30, 2008.

In Southern California, the dollar amount of backlog decreased 50% to $59.7 million as of September 30, 2009 from $120.1 million as of September 30, 2008, which is attributable to a decrease of 15% in net new home orders in Southern California to 120 homes in the 2009 period compared to 142 homes in the 2008 period, and a decrease of 26% in the average sales price of homes in backlog to $284,100 as of September 30, 2009 compared to $385,000 as of September 30, 2008. In Southern California, the cancellation rate decreased to 21% for the period ended September 30, 2009 from 32% for the period ended September 30, 2008.

In Northern California, the dollar amount of backlog was $5.5 million as of September 30, 2009 and $20.2 million as of September 30, 2008, which is attributable to a decrease of 49% in net new home orders in Northern California to 23 homes in the 2009 period compared to 45 homes in the 2008 period and a decrease of 2% in the average sales price of homes in backlog to $305,400 as of September 30, 2009 compared to $311,500 as of September 30, 2008. In Northern California the cancellation rate decreased to 18% for 2009 period from 38% for the 2008 period.

In Arizona, the dollar amount of backlog decreased 5% to $10.5 million as of September 30, 2009 from $11.2 million as of September 30, 2008, which is attributable to a decrease of 16% in the average sales price of homes in backlog to $157,100 as of September 30, 2009 compared to $187,000 as of September 30, 2008. In Arizona, the cancellation rate decreased to 14% for the 2009 period from 29% for the 2008 period.

In Nevada, the dollar amount of backlog decreased 59% to $5.5 million as of September 30, 2009 from $13.5 million as of September 30, 2008, which is attributable to a decrease of 26% in net new home orders in Nevada to 32 homes in the 2009 period compared to 43 homes in the 2008 period, and a decrease of 21% in the average sales price of homes in backlog to $219,700 as of September 30, 2009 compared to $279,700 as of September 30, 2008. In Nevada, the cancellation rate decreased to 22% for the period from 32% for the 2008 period.

The decrease in the dollar amount of backlog of homes sold but not closed as described above generally results in a reduction in operating revenues in the subsequent period as compared to the previous period. Revenue from sales of homes decreased 34% to $55.8 million during the 2009 period from $84.8 million during the 2008 period. A decrease in homebuilding revenues on a project basis is a potential indicator for impairment. If market prices and home values decrease in certain of the Company’s projects and cancellation rates increase in the future, the Company’s revenue and liquidity would likely be negatively impacted, and the Company may be required to assess its homebuilding assets for impairment.

	Three Months Ended September 30,		Increase (Decrease)
	2009	2008	Amount	%
Number of Homes Closed
Southern California	101	86	15	17%
Northern California	40	32	8	25%
Arizona	61	52	9	17%
Nevada	25	60	(35)	(58)%

Total	227	230	(3)	(1)%

During the 2009 period, the number of homes closed decreased 1%, which was impacted by a decrease in the number of average sales locations to 24 locations in the 2009 period from 39 in the 2008 period.

	Three Months Ended September 30,		Increase (Decrease)
	2009	2008	Amount	%
Home Sales Revenue (dollars in thousands)
Southern California	$27,669	$46,147	$(18,478)	(40)%
Northern California	11,287	11,212	74	1%
Arizona	11,611	11,564	47	0%
Nevada	5,218	15,877	(10,658)	(67)%

Total	$55,785	$84,800	$(29,015)	(34)%

The decrease in homebuilding revenue of 34% to $55.8 million during the 2009 period from $84.8 million during the 2008 period is primarily attributable to a reduction in the average number of sales locations to 24 in the 2009 period, from 39 in the 2008 period, a decrease in the average sales price of homes closed to $245,700 during the 2009 period from $368,700 during the 2008 period and to a decrease in the number of homes closed to 227 during the 2009 period from 230 during the 2008 period.

	Three Months Ended September 30,		Increase (Decrease)
	2009	2008	Amount	%
Average Sales Price of Homes Closed
Southern California	$273,900	$536,600	$(262,700)	(49)%
Northern California	282,200	350,400	(68,200)	(19)%
Arizona	190,300	222,400	(32,100)	(14)%
Nevada	208,800	264,600	(55,800)	(21)%

Total	$245,700	$368,700	$(123,000)	(33)%

The average sales price of homes closed during the 2009 period decreased in each segment due to a change in product mix for actively selling projects, as discussed previously.

	Three Months Ended September 30,		Increase (Decrease)
	2009	2008
Homebuilding Gross Margin (Loss) Percentage
Southern California	15.0%	8.7%	6.3%
Northern California	12.3%	(16.5)%	28.8%
Arizona	6.0%	12.2%	(6.2)%
Nevada	9.9%	6.5%	3.4%

Total	12.1%	5.4%	6.7%

Homebuilding gross margin (loss) percentage during the 2009 period increased to 12.1% from 5.4% during the 2008 period which is primarily attributable to (i) a 38% decrease in the average cost per home closed to $216,000 in the 2009 period from $348,700 in the 2008 period, (ii) home closings in projects where previous impairment losses had been incurred, which reduced each project’s land basis and (iii) a decrease in the average sales price of homes closed of 33% from $368,700 in the 2008 period to $245,700 in the 2009 period.

Homebuilding gross margins may be negatively impacted by reductions in residential real estate values, homebuyers’ reluctance to purchase new homes, increase in foreclosure rates, tightening of mortgage loan origination requirements, continued high cancellation rates, which could affect our ability to maintain existing home prices and/or home sales incentive levels and continued deterioration in the demand for new homes in our markets, among other things.

Lots, Land and Other

Land sales revenue was $0.2 million during the 2009 period, compared with $7.9 million during the 2008 period. During the three months ended September 30, 2009 and 2008, the Company recorded gross margin (loss) related to land sales of $0.2 million and $(0.7) million, respectively.

Construction Services Revenue

Construction services revenue, which is all recorded in Southern California, was $11.2 million in the 2009 period compared to $9.4 million in the 2008 period. See Note 4 to “Notes to Consolidated Financial Statements” for further discussion.

	Three Months Ended September 30,		Increase (Decrease)
	2009	2008
Impairment Loss on Real Estate Assets
Land under development and homes completed and under construction
Southern California	$—	$8,121	$(8,121)
Northern California	—	4,054	(4,054)
Nevada	—	9,735	(9,735)

Total	$—	$21,910	$(21,910)

Total Impairment Loss on Real Estate Assets	$—	$21,910	$(21,910)

Management of the Company continues to analyze each homebuilding project on a quarterly basis, as indicators of impairment continue to exist in certain of its markets. However, in certain markets, sales absorption rates and net sales prices are stabilizing, while homebuilding costs continue to decrease. In addition, the Company is recording increased homebuilding gross margin percentage as described below. Management uses these changes to update the assumptions of the estimates of future cash flows of each project, which it believes are supportable by conditions in the marketplace. Due to these factors, the Company did not record an impairment loss on real estate assets during the three months ended September 30, 2009 compared to $21.9 million during the three months ended September 30, 2008. In addition, the Company recorded gross margin percentage of 12.1% compared to 5.4% in the 2008 period, primarily as a result of impairment charges incurred in previous periods.

The impairment loss related to land under development and homes completed and under construction incurred during the three months ended September 30, 2008, primarily resulted from decreases in home sales prices, due to increased sales incentives, and the continued deterioration in the homebuilding industry. In addition, during the 2009 period, the Company used discount rates in the estimated discounted cash flow assessments of 17% to 23%. These rates are due to an increase in risks and uncertainties in the homebuilding industry due to the on-going deterioration in the market value of land and homes as well as homebuyer confidence in the economy.

The Company continues to evaluate land values to determine whether to hold for development or to sell at current prices, which may lead to additional impairment on real estate assets.

	Three Months Ended September 30,		Increase (Decrease)
	2009	2008	Amount	%
Sales and Marketing Expenses (dollars in thousands)
Homebuilding
Southern California	$2,103	$5,462	$(3,359)	(61)%
Northern California	801	1,413	(612)	(43)%
Arizona	663	695	(32)	(5)%
Nevada	431	1,117	(686)	(61)%

Total	$3,998	$8,687	$(4,689)	(54)%

Sales and marketing expense decreased $4.7 million to $4.0 million in the 2009 period from $8.7 million in the 2008 period primarily due to (i) a decrease of $0.8 million in sales model operating costs due to the decrease in the number of models and a decrease in the average number of sales locations to 24 in the 2009 period from 39 in the 2008 period and (ii) a decrease of $2.0 million in advertising expenses. In addition, direct selling expenses decreased approximately $1.9 million, including $0.7 million in outside broker commissions due to the reduction in units closed of 1% and reduction in revenue from home sales of 34% in 2009 as compared to 2008.

	Three Months Ended September 30,		Increase (Decrease)
	2009	2008	Amount	%
General and Administrative Expenses (dollars in thousands)
Homebuilding
Southern California	$615	$1,295	$(680)	(53)%
Northern California	380	891	(511)	(57)%
Arizona	467	786	(319)	(41)%
Nevada	514	639	(125)	(20)%
Corporate	2,069	2,762	(693)	(25)%

Total	$4,045	$6,373	$(2,328)	(37)%

General and administrative expenses decreased $2.3 million, or 37%, in the 2009 period to $4.0 million from $6.4 million in the 2008 period as a result of cost reduction strategies implemented by management. As the number of active projects and the number of sales orders continues to decline, the Company has reduced staffing levels to support current operations.

Other Items

Other operating costs increased to $1.9 million in the 2009 period compared to $0.2 million in the 2008 period. The increase is due to the property tax expense incurred on projects in which development is temporarily suspended of $1.6 million in the 2009 period, with no comparable amount in the 2008 period. In addition, operating losses realized by golf course operations increased to $0.4 million in the 2009 period from $0.3 million in the 2008 period.

Equity in income (loss) of unconsolidated joint ventures increased to $0.5 million in the 2009 period from a loss of $(0.8) million in the 2008 period.

During the 2009 period, the Company incurred interest related to its outstanding debt of $10.8 million and capitalized $2.5 million, resulting in net interest expense of $8.3 million, compared to interest incurred of $16.6 million and capitalized interest of $9.5 million resulting in net interest expense of $7.1 million in the 2008 period.

Other loss primarily consists of the loss on the sale of fixed asset of $3.0 million in the 2009 period due to the sale of the Company’s airplane as described in Note 7, with no comparable amount in the 2008 period.

	Three Months Ended September 30,		Increase (Decrease)
	2009	2008	Amount	%
(Loss) Income Before Benefit from Income Taxes (dollars in thousands)
Homebuilding
Southern California	$(2,501)	$(15,865)	$13,364	84%
Northern California	(415)	(9,396)	8,980	96%
Arizona	(1,750)	(443)	(1,307)	(295)%
Nevada	(2,130)	(11,561)	9,431	82%
Corporate	(4,924)	(3,203)	(1,720)	(54)%

Total	$(11,720)	$(40,468)	$28,748	71%

In Southern California, loss before benefit from income taxes decreased 84% to $(2.5) million in the 2009 period from $(15.9) million in the 2008 period. The decrease in loss is primarily attributable to (i) an increase in homebuilding gross margin percentage to 15.0% in the 2009 period from 8.7% in the 2008 period, (ii) a decrease in impairment loss on real estate assets from $8.1 million in the 2008 period with no comparable amount in the 2009 period and (iii) a decrease in sales and marketing expense to $2.1 million in the 2009 period from $5.5 million in the 2008 period.

In Northern California, loss before benefit from income taxes decreased 96% to a loss of $(0.4) million in the 2009 period from a loss of $(9.4) million in the 2008 period. The decrease in loss is primarily attributable to (i) an increase in homebuilding gross margin (loss) percentage to 12.3% in the 2009 period compared to (16.5) % in the 2008 period, (ii) a decrease in impairment loss on real estate assets from $4.1 million in the 2008 period with no comparable amount in the 2009 period and (iii) a decrease in sales and marketing expense to $0.8 million in the 2009 period from $1.4 million in the 2008 period.

In Arizona, loss before benefit from income taxes increased to a loss of $(1.8) million in the 2009 period from a loss of $(0.4) million in the 2008 period. The change is primarily attributable to a decrease in costs per home closed from $194,000 per home in the 2008 period to $178,000 per home in the 2009 period.

In Nevada, loss before benefit from income taxes decreased 82% to $(2.1) million in the 2009 period from $(11.6) million in the 2008 period. The decrease in loss is primarily attributable to (i) an increase in homebuilding gross margin percentage to 9.9% in the 2009 period compared to 6.5% in the 2008 period, (ii) a decrease in impairment loss on real estate assets from $9.7 million in the 2008 period with no comparable amount in the 2009 period and (iii) a decrease in sales and marketing expense to $0.4 million in the 2009 period from $1.1 million in the 2008 period.

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

Net Loss

As a result of the foregoing factors, net loss for the three months ended September 30, 2009 was $(11.6) million compared to net loss for the three months ended September 30, 2008 of $(41.1) million.

	September 30,		Increase (Decrease)
	2009	2008	Amount	%
Lots Owned and Controlled
Lots Owned
Southern California	1,415	1,849	(434)	(23)%
Northern California	377	1,226	(849)	(69)%
Arizona	5,409	6,055	(646)	(11)%
Nevada	2,795	2,900	(105)	(4)%

Total	9,996	12,030	(2,034)	(17)%

Lots Controlled (1)
Southern California	508	489	19	4%
Arizona	713	328	385	117%

Total	1,221	817	404	49%

Total Lots Owned and Controlled	11,217	12,847	(1,630)	(13)%

(1)	Lots controlled may be purchased by the Company as consolidated projects or may be purchased by newly formed joint ventures.

Comparison of Nine Months Ended September 30, 2009 to September 30, 2008

On a consolidated basis, the number of net new home orders for the nine months ended September 30, 2009 decreased 34% to 697 homes from 1,053 homes for the nine months ended September 30, 2008. The number of homes closed on a consolidated basis for the nine months ended September 30, 2009, decreased 28% to 617 homes from 852 homes for the nine months ended September 30, 2008.

The cancellation rate of buyers who contracted to buy a home but did not close escrow at the Company’s projects was approximately 21% during the nine months ended September 30, 2009 compared to 26% during the nine months ended September 30, 2008.

The average number of sales locations during the nine months ended September 30, 2009 was 26, down 43% from 46 in the comparable period a year ago. The Company’s number of new home orders per average sales location increased to 25.8 for the nine months ended September 30, 2009 as compared to 22.9 for the nine months ended September 30, 2008.

	Nine Months Ended September 30,		Increase (Decrease)
	2009	2008	Amount	%
Number of Net New Home Orders
Southern California	338	518	(180)	(35)%
Northern California	90	195	(105)	(54)%
Arizona	171	163	8	5%
Nevada	98	177	(79)	(45)%

Total	697	1,053	(356)	(34)%

Cancellation Rate	21%	26%	(5)%

Three of the Company’s homebuilding segments experienced declines in net new home orders during the 2009 period. Net new home orders during the 2009 period in Southern California, Northern California and Nevada were negatively impacted by the decrease in the number of sales locations in each of these locations. In Southern California the average number of sales locations decreased to 10 in the 2009 period from 21 in the 2008 period, in Northern California the average number of sales locations decreased to 4 in the 2009 period from 10 in the 2008 period and in Nevada the average number of sales locations decreased to 8 in the 2009 period from 11 in the 2009 period. However, Arizona experienced an increase in net new home orders during the same period, which was primarily driven by a lower average sales price of homes closed during the 2009 period. In Arizona the average sales price for the nine months ended September 30, 2009 was $190,300 as compared to $232,300 for the same period in 2008.

Cancellation rates during the 2009 period decreased to 21% from 26% during the 2008 period. The change includes a decrease in the cancellation rate in Southern California to 20% in the 2009 period from 28% in the 2008 period, in Northern California to 24% in the 2009 period from 29% in the 2008 period, in Arizona to 12% in the 2009 period from 18% in the 2008 period and in Nevada to 30% in the 2009 period from 24% in the 2008 period. The rates continue to reflect the impact of the uncertain economic conditions, however, the segments which experienced a decrease in cancellation rates, period over period, could result in future stabilization in certain of the homebuilding markets in which the Company operates.

	Nine Months Ended September 30,		Increase (Decrease)
	2009	2008	Amount	%
Average Number of Sales Locations
Southern California	10	21	(11)	(52)%
Northern California	4	10	(6)	(60)%
Arizona	4	4	—	0%
Nevada	8	11	(3)	(27)%

Total	26	46	(20)	(43)%

The average number of sales locations decreased in each homebuilding segment, except for Arizona, during the 2009 period primarily due to (i) management’s on-going efforts to manage cash outflows through, among other things, limiting the purchase of new lots, (ii) temporarily suspending the development of certain projects throughout the Company and (iii) final deliveries in certain projects.

	Nine Months Ended September 30,		Increase (Decrease)
	2009	2008	Amount	%
Number of Homes Closed
Southern California	262	352	(90)	(26)%
Northern California	120	173	(53)	(31)%
Arizona	138	171	(33)	(19)%
Nevada	97	156	(59)	(38)%

Total	617	852	(235)	(28)%

During the 2009 period, the number of homes closed decreased 28%. The number of homes closed during the year was impacted by a decrease in the number of average sales locations to 26 in the 2009 period compared to 46 in the 2008 period.

	Nine Months Ended September 30,		Increase (Decrease)
	2009	2008	Amount	%
Home Sales Revenue (dollars in thousands)
Southern California	$95,840	$188,575	$(92,735)	(49)%
Northern California	35,838	60,669	(24,831)	(41)%
Arizona	26,257	39,721	(13,464)	(34)%
Nevada	21,806	41,792	(19,986)	(48)%

Total	$179,741	$330,757	$(151,016)	(46)%

The decrease in homebuilding revenue of 46% to $179.7 million during the 2009 period from $330.8 million during the 2008 period is primarily attributable to a decrease in the number of homes closed to 617 during the 2009 period from 852 during the 2008 period and a decrease in the average sales price of homes closed to $291,300 during the 2009 period from $388,200 during the 2008 period.

	Nine Months Ended September 30,		Increase (Decrease)
	2009	2008	Amount	%
Average Sales Price of Homes Closed
Southern California	$365,800	$535,700	$(169,900)	(32)%
Northern California	298,700	350,700	(52,000)	(15)%
Arizona	190,300	232,300	(42,000)	(18)%
Nevada	224,800	267,900	(43,100)	(16)%

Total	$291,300	$388,200	$(96,900)	(25)%

The average sales price of homes closed during the 2009 period decreased in each segment due to increased levels of sales incentives in response to lower demand for new homes, increased levels of competition, and increased home foreclosure levels. In addition, in Southern California, the Company is experiencing a change in product mix for actively selling projects.

	Nine Months Ended September 30,		Increase (Decrease)
	2009	2008
Homebuilding Gross Margin Percentage
Southern California	13.9%	5.1%	8.8%
Northern California	11.1%	(3.0)%	14.1%
Arizona	6.6%	13.2%	(6.6)%
Nevada	12.2%	5.9%	6.3%

Total	12.0%	4.7%	7.3%

Homebuilding gross margin percentage during the 2009 period increased to 12.0% from 4.7% during the 2008 period which is primarily attributable to a (i) decrease in the average sales price of homes closed of 25% from $388,200 in the 2008 period to $291,300 in the 2009 period (ii) home closings in projects where previous impairment losses had been incurred and (iii) a 31% decrease in the average cost per home closed to $256,200 in the 2009 period from $370,000 in the 2008 period.

Homebuilding gross margins may be negatively impacted by a weak economic environment, which includes homebuyers’ reluctance to purchase new homes, increase in foreclosure rates, tightening of mortgage loan origination requirements, which could affect our ability to maintain existing home prices and/or home sales incentive levels and continued deterioration in the demand for new homes in our markets, among other things.

Lots, Land and Other

Land sales revenue was $7.6 million during the 2009 period, related to opportunistic land sales in Arizona, compared with $39.5 million during the 2008 period. During the nine months ended September 30, 2009 and 2008, the Company recorded gross margin (loss) related to land sales of $(39.0) million and $(1.4) million, respectively. Included in these amounts are the write-off of land deposits and pre-acquisition costs of $37.9 million and $0.1 million, respectively, related to future projects which the Company has concluded are not currently economically viable. The write-off of land deposits and pre-acquisition costs of $37.9 million recorded during the nine months ended September 30, 2009 are attributable to projects held in three of its land banking arrangements. Management of the Company determined that the remaining purchase prices of the lots in the arrangements were priced above current market values.

Construction Services Revenue

Construction services revenue, which is all recorded in Southern California, was $26.6 million in the 2009 period as compared to $9.4 million in the 2008 period. See Note 4 of “Notes to Consolidated Financial Statements” for further discussion.

	Nine Months Ended September 30,		Increase (Decrease)
	2009	2008
Impairment Loss on Real Estate Assets (dollars in thousands)
Land under development and homes completed and under construction
Southern California	$450	$25,690	$(25,240)
Northern California	6,144	10,380	(4,236)
Nevada	4,224	14,818	(10,594)

Total	$10,818	$50,888	$(40,070)

Land Held-for-Sale or Sold
Northern California	$—	$17,140	$(17,140)
Nevada	13,353	—	13,353

Total	13,353	17,140	(3,787)

Total Impairment Loss on Real Estate Assets	$24,171	$68,028	$(43,857)

The Company evaluates homebuilding assets for impairments when indicators of potential impairments are present. Given the current market conditions in the homebuilding industry, the Company evaluates all homebuilding assets for impairments each quarter. Indicators of potential impairment include, but are not limited to, a decrease in housing market values and sales absorption rates.

The impairment loss related to land under development and homes completed and under construction incurred during the nine months ended September 30, 2009, primarily resulted from decreases in home sales prices, due to increased sales incentives, and the continued deterioration in the homebuilding industry. In addition, during the 2009 period, the Company used discount rates in the estimated discounted cash flow assessments of 17% to 23%. These rates are due to an increase in risks and uncertainties in the homebuilding industry due to the on-going deterioration in the market value of land and homes as well as homebuyer confidence in the economy.

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

	Nine Months Ended September 30,		Increase (Decrease)
	2009	2008	Amount	%
Sales and Marketing Expenses (dollars in thousands)
Homebuilding
Southern California	$6,464	$18,233	$(11,769)	(65)%
Northern California	2,841	6,721	(3,880)	(58)%
Arizona	1,647	2,626	(979)	(37)%
Nevada	1,710	3,210	(1,500)	(47)%

Total	$12,662	$30,790	$(18,128)	(59)%

Sales and marketing expense decreased $18.1 million to $12.7 million in the 2009 period from $30.8 million in the 2008 period primarily due to (i) a decrease of $3.4 million in sales model operating costs and (ii) a decrease of $7.8 million in advertising, due to the decrease in the number of models and a decrease in the average number of sales locations to 26 in the 2009 period from 46 in the 2008 period. In addition, direct selling expenses decreased approximately $7.0 million, including $2.9 million in outside broker commissions due to the reduction in units closed of 28% and reduction in revenue from home sales of 46% in 2009 as compared to 2008.

	Nine Months Ended September 30,		Increase (Decrease)
	2009	2008	Amount	%
General and Administrative Expenses (dollars in thousands)
Homebuilding
Southern California	$2,847	$4,035	$(1,188)	(29)%
Northern California	1,620	2,584	(964)	(37)%
Arizona	1,582	2,692	(1,110)	(41)%
Nevada	1,749	2,084	(335)	(16)%
Corporate	6,800	8,477	(1,677)	(20)%

Total	$14,598	$19,872	$(5,274)	(27)%

General and administrative expenses decreased $5.3 million, or 27%, in the 2009 period to $14.5 million from $19.9 million in the 2008 period as a result of cost reduction strategies implemented by management. As the number of active projects and the number of sales orders continues to decline, the Company has reduced staffing levels to support current operations.

Other Items

Other operating costs increased to $4.5 million in the 2009 period compared to $2.0 million in the 2008 period. The increase is due to property tax expense incurred on projects in which development is temporarily suspended of $3.7 million in the 2009 period, with no comparable amount in the 2008 period. In addition, operating losses realized by golf course operations decreased to $0.8 million in the 2009 period from $0.9 million in the 2008 period.

Equity in loss of unconsolidated joint ventures increased to $0.8 million in the 2009 period from $1.6 million in the 2008 period.

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

During the 2009 period, the Company incurred interest related to its outstanding debt of $35.4 million and capitalized $10.1 million, resulting in net interest expense of $25.3 million, compared to interest incurred of $51.8 million and capitalized interest of $35.4 million resulting in net interest expense of $16.4 million in the 2008 period.

Other loss primarily consists of the loss on the sale of fixed asset of $3.0 million in the 2009 period due to the sale of the Company’s airplane as described in Note 7 of “Notes to Consolidated Financial Statements,” with no comparable amount in the 2008 period.

	Nine Months Ended September 30,		Increase (Decrease)
	2009	2008	Amount	%
(Loss) Income Before Benefit from Income Taxes (dollars in thousands)
Homebuilding
Southern California	$(21,574)	$(51,124)	$29,550	58%
Northern California	(37,104)	(41,254)	4,150	10%
Arizona	(6,293)	(805)	(5,488)	(682)%
Nevada	(23,914)	(20,559)	(3,355)	(16)%
Corporate	47,648	(9,769)	57,417	588%

Total	$(41,237)	$(123,511)	$82,274	67%

In Southern California, loss before benefit from income taxes decreased 58% to $(21.6) million in the 2009 period from $(51.1) million in the 2008 period. The decrease in loss is primarily attributable to (i) an increase in homebuilding gross margin percentage to 13.9% for the 2009 period compared to 5.1% in the 2008 period, (ii) a decrease in impairment loss on real estate assets to $0.5 million in the 2009 period from $25.7 million in the 2008 period, (iii) the abandonment of land deposits and pre-acquisition costs at certain of the division’s projects of $9.3 million with no comparable amount in the 2008 period and (iv) a decrease in sales and marketing expense to $6.5 million in the 2009 period from $18.2 million in the 2008 period.

In Northern California, loss before benefit from income taxes decreased 10% to $(37.1) million in the 2009 period from $(41.3) million in the 2008 period. The decrease in loss is primarily attributable to (i) an increase in homebuilding gross margin (loss) percentage to 11.1% in the 2009 period from (3.0)% in the 2008 period, (ii) a decrease in impairment loss on real estate assets to $6.1 million in the 2009 period from $27.5 million in the 2008 period, (ii) the abandonment of land deposits and pre-acquisition costs at certain of the division’s projects of $28.6 million in the 2009 period with no comparable amount in the 2008 period.

In Arizona, loss before benefit from income taxes increased to a loss of $(6.3) million in the 2009 period from loss of $(0.8) million in the 2008 period. The change is primarily attributable a (i) a decrease in homebuilding gross margins to 6.6% in the 2009 period from 13.2% in the 2008 period and (ii) a decrease in sales and marketing expense to $1.6 million in the 2009 period from $2.6 million in the 2008 period.

In Nevada, loss before benefit from income taxes increased 16% to $(23.9) million in the 2009 period from $(20.6) million in the 2008 period. The increase in loss is primarily attributable to (i) an increase in homebuilding gross margin percentage to 12.2% in the 2009 period compared to 5.9% in the 2008 period, (ii) a decrease in impairment loss on real estate assets to $4.2 million in the 2009 period from $14.8 million in the 2008 period and (iii) a decrease in sales and marketing expense to $1.7 million in the 2009 period from $3.2 million in the 2008 period.

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

Income Taxes

In compliance with the Company’s election to recognize interest income and penalties related to uncertain tax positions in the income tax provision, $87,600 of interest income related to the income tax refund receivable, recorded under the provisions of FASB ASC Topic 740, is included in the benefit from income taxes of $78,000 for the nine months ended September 30, 2009.

Effective January 1, 2008, the Company and its shareholders made a revocation of the “S” corporation election. As a result of this revocation, the Company will be taxed as a “C” corporation. The shareholders will not be able to elect “S” corporation status for at least five years. The revocation of the “S” corporation election will allow taxable losses generated in 2008 to be carried back to the 2006 “C” corporation year. As a result of the change in tax status, the Company recorded a deferred tax asset and related income tax benefit of $41.6 million as of January 1, 2008. The recorded deferred tax asset reflects the anticipated tax refund for the carry back of the estimated 2008 tax loss to 2006. As of December 31, 2008, the Company reclassified the deferred tax asset as income tax refunds receivable, which is how it is reflected on the accompanying consolidated balance sheet as of December 31, 2008. In January 2009, the Company received the tax refund for the amount of the receivable.

Net Loss

As a result of the foregoing factors, net loss for the nine months ended September 30, 2009 was $(41.3) million compared to net loss for the nine months ended September 30, 2008 of $(80.8) million.

Financial Condition and Liquidity

The Company provides for its ongoing cash requirements principally from internally generated funds from the sales of real estate, outside borrowings and by forming new joint ventures with venture partners that provide a substantial portion of the capital required for certain projects. The Company currently has outstanding 7 5/8% Senior Notes due 2012, 10 3/4% Senior Notes due 2013 and 7 1/2% Senior Notes due 2014 and maintains secured revolving credit facilities (“Revolving Credit Facilities”). In October 2009, the Company also entered into a new $206 million secured term loan facility as described below. The Company has financed, and may in the future finance, certain projects and land acquisitions with construction loans secured by real estate inventories, seller provided financing and land banking transactions. The Company believes that its current borrowing capacity and increases reasonably available to it, cash on hand, income tax refunds and anticipated net cash flows from operations are and will be sufficient to meet its current and reasonably anticipated liquidity needs on both a near-term and long-term basis (and in any event for the next twelve months) for funds to build homes and run its day-to-day operations.

Beginning in 2006 and continuing into 2009, the homebuilding industry has experienced continued decreased demand for housing. These conditions were the result of a continued erosion of homebuyer confidence which was driven by increases in unemployment, limited availability of mortgage financing due to stress in the mortgage and credit markets, price instability, increasing foreclosures and increased levels of housing inventory in the market. In certain of the Company’s markets, the Company has experienced steadying sales absorption rates and a decrease in sales incentives, while homebuilding costs continue to decrease. During the nine months ended September 30, 2009 the Company incurred impairment losses on real estate assets amounting to $24.2 million with no amount incurred during the three months ended September 30, 2009. During the three and nine months ended September 30, 2008 the Company incurred impairment losses on real estate assets amounting to $21.9 million and $68.0 million, respectively. The Company was required to write down the book value of certain real estate assets in accordance with Statement No. 144, now codified as FASB ASC Topic 360, as defined in Note 5 of “Notes to Consolidated Financial Statements”.

In response to the declining demand for housing in the homebuilding industry, and the resulting decrease in homebuilding revenues of 46% from the nine months ended September 30, 2009 to the nine months ended September 30, 2008, the management of the Company shifted its strategy to focus on generating positive cash flow, reducing overall debt levels and improving liquidity. The management of the Company intends to manage cash flow by reducing inventory levels and expenditures for temporarily suspended projects. During the 2009 period, the Company generated $44.0 million of cash flows from operations and repaid a net $50.8 million of notes payable. In addition, the Company repurchased $84.4 million of principal outstanding Senior Notes for a net purchase price of $25.5 million, plus accrued interest. The net gain resulting from the purchase, after giving effect to amortization of related deferred loan costs was $58.0 million. These repurchases will reduce future interest payments by approximately $7.3 million per year.

The undrawn available borrowings on the Company’s Revolving Credit Facilities decreased to $11.3 million at September 30, 2009, down from $41.3 million as of September 30, 2008. The Company expects that the availability under the Revolving Credit Facilities will fluctuate in the future as a result of paydowns when homes close and as new phases of construction are started and added to the borrowing base. In addition, as the credit and capital markets stabilize in the future, the Company would expect to utilize a portion of its cash on hand to fund future construction which would cause the availability under the Revolving Credit Facilities to increase. In addition, the Company has reduced its total commitment under the facilities to $113.4 million as of September 30, 2009, from $185.0 million as of December 31, 2008, to reduce its fees paid on unused commitments. Further, the Company received a federal income tax refund of $41.6 million in January 2009 as a result of the carryback of estimated 2008 tax losses to 2006.

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

Senior Notes

In 2009, California Lyon has purchased an aggregate of $156.3 million in principal amount of Senior Notes. See Note 6 and Note 11 of “Notes to Consolidated Financial Statements.” Following these Senior Note repurchases, California Lyon had the following principal amounts of Senior Notes outstanding as of the date hereof:

7 5/8% Senior Notes due December 15, 2012	$67,204
10 3/4% Senior Notes due April 1, 2013	168,108
7 1/2% Senior Notes due February 15, 2014	84,701

$320,013

Interest on the 7 5/8% Senior Notes is payable semi-annually on December 15 and June 15 of each year. Based on the current outstanding principal amount of the 7 5/8% Senior Notes of $98.8 million, the Company’s semi-annual interest payments are $3.8 million.

Interest on the 10 3/4% Senior Notes is payable on April 1 and October 1 of each year. Based on the current outstanding principal amount of the 10 3/4% Senior Notes of $191.2 million, the Company’s semi-annual interest payments are $10.3 million.

Interest on the 7 1/2% Senior Notes is payable on February 15 and August 15 of each year. Based on the current outstanding principal amount of 7 1/2% Senior Notes of $102.3 million, the Company’s semi-annual interest payments are $3.8 million.

Term Loan Facility

California Lyon is a party to a Senior Secured Term Loan Agreement (the “Term Loan Agreement”), dated October 20, 2009, with COLFIN WLH Funding, LLC, as Administrative Agent (“Admin Agent”), COLFIN WLH Funding, LLC, as Initial Lender and Lead Arranger (“COLFIN”) and the other Lenders who may become assignees of COLFIN (collectively, with COLFIN, the “Lenders”).

The Loan Agreement provides for a first lien secured loan of up to $206 million (the “Term Loan”), secured by substantially all of the assets of California Lyon, the Company (excluding stock in the California Lyon) and certain wholly-owned subsidiaries. The Term Loan is guaranteed by the Company.

California Lyon drew down the first installment of $131,000,000, which funded on October 22, 2009, leaving $75 million available to be drawn, subject to certain conditions. Under the Loan Agreement, California Lyon will be restricted from future borrowings, and, if necessary, will be required to repay existing borrowings, in order to maintain required loan to value ratios such that: (i) the aggregate amount of outstanding loans under the Loan Agreement may not exceed 60% of the aggregate value of the properties securing the facility, with valuation based on the lower of appraised value (if any) and discounted net present value of the cash flows, and (ii) the aggregate amount of secured debt may not exceed 60% of the aggregate value of the properties owned by California Lyon and its subsidiaries, with valuation based on the lower of appraised value (if any) and discounted net present value of the cash flows. California Lyon is currently in compliance with the above requirements following the drawdown of the initial installment. In addition, California Lyon expects to be in compliance with the conditions of the agreement identified above such that it should be able to draw the additional $75,000,000 in 2010. The net proceeds to the Company from the term loan, after giving effect to attorney fees, loan fees and other miscellaneous costs associated with the loan transaction, and repayment of the revolving credit facilities and purchase of the senior notes as described in Note 11 to “Notes to Consolidated Financial Statements”, was $34.6 million.

        The Term Loan bears interest at a rate of 14.0%. However, California Lyon has also agreed that, upon any repayment of any portion of the principal amount under the Term Loan (whether or not at maturity), California Lyon will also pay an exit fee equal to the difference (if positive) between (x) the interest that would have been accrued and been then payable on the repaid portion if the interest rate under the Loan Agreement were 15.625% and (y) the internal rate of return realized by the Lenders on such repaid portion, taking into account all cash amounts actually received by the Lenders with respect thereto other than any make whole payments described below.

Based on the current outstanding balance of the Term Loan, interest payments would be $18.3 million annually.

On any voluntary prepayment of any portion of the Term Loan, California Lyon will be required to make a “make whole payment” equal to an amount, if positive, of the present value of all future payments of interest which would become due with respect to such prepaid amount from the date of prepayment thereof through and including the maturity date, discounted at a rate of 14%.

The Term Loan will mature on October 20, 2014; however, in the event that any portion of the outstanding principal amounts (the “Repaid Senior Note Principal”) of the Senior Notes is repaid (whether or not at maturity), the Lenders may elect to require California Lyon to repay that portion of the outstanding Loan as bears the same ratio to the entire Loan outstanding as the Repaid Senior Note Principal bears to the entire amounts then outstanding under all of the indentures. All or a portion of the Term Loan may also be accelerated upon certain other events described in the Loan Agreement. The lenders waived the requirement for such repayment in connection with the Senior Note repurchases described above.

The Loan Agreement requires the Company to maintain a Minimum Tangible Net Worth (as defined therein) of at least $75.0 million. The Loan Agreement also contains covenants that limit the ability of California Lyon and the Company to, among other things: (i) incur liens; (ii) incur additional indebtedness; (iii) transfer or dispose of assets; (iv) merge, consolidate or alter their line of business; (v) guarantee obligations; (vi) engage in affiliated party transactions; (vii) declare or pay dividends or make other distributions or repurchase stock; (viii) make advances, loans or investments; (ix) repurchase debt (including under the Senior Note indentures) and (x) engage in change of control transactions.

The Loan Agreement contains customary events of default, including, without limitation, failure to pay when due amounts in respect of the Loan or otherwise under the Loan Agreement; failure to comply with certain agreements or covenants contained in the Loan Agreement for a period of 10 days (or, in some cases, 30 days) after the administrative agent’s notice of such non-compliance; acceleration of more than $10.0 million of certain other indebtedness; and certain insolvency and bankruptcy events.

Revolving Credit Facilities

As of September 30, 2009, the Company has six revolving credit facilities which have an aggregate maximum loan commitment of $113.4 million, with maturities at various dates as follows:

Loan Commitment Amount (in millions)	Balance Outstanding at September 30, 2009 (in millions)(1)	Undrawn Availability at September 30, 2009 (in millions)	Initial Maturity Date(2)
$15.0	$3.7	$1.4	April 2009(3)
3.4	2.0	1.1	May 2009(3)
30.0	13.5	3.0	July 2009(3)
20.0	1.1	.5	September 2009(3)
30.0	5.4	2.2	December 2009
15.0	.7	3.1	December 2009

$113.4	$26.4	$11.3

(1)	Since September 30, 2009, the Company used a portion of the net proceeds from the initial installment of the Term Loan described above to repay approximately $23 million of the aggregate principal amount outstanding under these facilities.
(2)	After the initial maturity date, additional advances may be obtained to complete previously approved projects subject to all other requirements for advances under the borrowing base. Repayments of borrowed amounts are required at the time a sold house closes escrow or at the time a house must be removed from the borrowing base. The final maturity date would generally be twelve months after the initial maturity date.
(3)	The initial maturity date has expired on this facility, and amounts outstanding are due within 12 months of this date.

The revolving credit facilities have similar characteristics. The Company may borrow amounts, subject to applicable borrowing base and concentration limitations, as defined. During the last year of the term of each facility, the commitment amount will decrease ratably until the commitment under each facility is reduced to zero by the final maturity date, as defined in each respective agreement.

Availability under each Revolving Credit Facility is subject not only to the maximum amount committed under the respective facility, but also to both various borrowing base and concentration limitations. The borrowing base limits lender advances to certain agreed percentages of asset value. The allowed percentage generally increases as the asset progresses from land under development to residence subject to contract of sale. Advances for each type of collateral become due in whole or in part, subject to possible re-borrowing, and/or the collateral becomes excluded from the borrowing base, after a specified period or earlier upon sale. Concentration limitations further restrict availability under the credit facilities. The effect of these borrowing base and concentration limitations essentially is to mandate minimum levels of the Company’s investment in a project, with higher percentages of investment required at earlier phases of a project, and with greater absolute dollar amounts of investment required as a project progresses. Each Revolving Credit Facility is secured by deeds of trust on the real property and improvements thereon owned by the Company in the subdivision project(s) approved by the respective lender, as well as pledges of all net sale proceeds, related contracts and other ancillary property. Also, each Revolving Credit Facility includes financial covenants, which may limit the amount that may be borrowed thereunder. Outstanding advances bear interest at various rates, which approximate the prime rate. As of September 30, 2009, $26.4 million was outstanding under these Revolving Credit Facilities, with a weighted-average interest rate of 4.858%, and the undrawn availability was $11.3 million as limited by the borrowing base formulas. Interest on the revolving credit facilities is calculated on the average, outstanding daily balance and is paid following the end of each month. During the three and nine months ended September 30, 2009, the Company borrowed $30.8 and $91.3 million, respectively, and repaid $48.7 and $137.0 million, respectively, under these facilities. The maximum amount outstanding was $65.3 million and the weighted average borrowings were $32.3 million during the three months ended September 30, 2009. Interest incurred on the Revolving Credit Facilities for the three and nine months ended September 30, 2009 was $0.5 million and $1.8 million, respectively. The Company routinely makes borrowings under its Revolving Credit Facilities in the ordinary course of business within the maximum aggregate loan commitment amounts to fund its operations, including its land acquisition and home building activities, and repays such borrowings, as required by the Revolving Credit Facilities, with the net sales proceeds of sales of the real property, including homes, which secure the applicable Revolving Credit Facility.

Under the modified revolving credit facilities as described above, the Company is required to comply with a number of covenants, the most restrictive of which require Delaware Lyon to maintain:

•	A tangible net worth, as defined, of $90.0 million; and

•	Minimum liquidity, as defined, of at least $30.0 million.

As of and for the period ending September 30, 2009, the Company is in compliance with the covenants under its revolving credit facilities.

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

The Company’s covenant compliance for the Revolving Credit Facilities at September 30, 2009 is detailed in the table set forth below:

Covenant and Other Requirements	Actual at September 30, 2009	Covenant Requirements at September 30, 2009
Tangible Net Worth (1)	$136.9	≥$90.0
Minimum Liquidity	$43.5	≥$30.0

(1)	Tangible Net Worth was calculated based on the stated amount of stockholders’ equity less intangible assets of $4.1 million as of September 30, 2009.

Construction Notes Payable

At September 30, 2009, the Company had construction notes payable amounting to $61.4 million. The construction notes have various maturity dates through 2017 and bear interest at rates ranging from prime plus 0.25% to prime plus 1.00% at September 30, 2009. Interest is calculated on the average daily balance and is paid following the end of each month.

The Company is the sole member of Lyon East Garrison Company I, LLC which is a member with Woodman Development Company, LLC (the “Members”) in East Garrison Partners I, LLC (the “LLC”). The LLC had a non-recourse construction note payable with an outstanding balance of $56.2 million as of June 30, 2009 related to the acquisition and development of real estate in Monterey County, California. In addition to the non-recourse construction note payable, the Company and affiliates of the other Member entered into a completion guaranty. The construction note payable was secured by the underlying land parcel.

Based on general economic conditions at the time, the Members of the LLC and the construction note lender determined to temporarily suspend further entitlement and development of the project, at which time it was agreed that certain site improvements would be completed in order to prepare and protect the site for a delay of approximately two years. The Company and affiliates of the other Member of the LLC concluded that the completion of these site improvements satisfied the obligation under the completion guaranty.

The lender agreed to fund the site improvements under the guaranty; however the lender stopped funding for the improvements, which left the LLC with unpaid invoices. During this same period, the LLC received several letters from the lender alleging default under the construction loan agreement which the Members contended were invalid based on previous discussions. In addition, under the terms of the construction loan agreement, the LLC was required to reduce the loan commitment from $75.0 million to $35.0 million by January 31, 2009, which required a $21.2 million pay down.

The LLC did not make the required pay down on January 31, 2009 and was in default under the construction loan agreement. In September 2009, the Lender under the construction note payable sold the note to a third party, at which time the new holder of the note foreclosed on the property owned by the LLC. Since the asset was written-down to fair value during 2008, there was no significant loss recorded at foreclosure during 2009 related to the $56.2 million and related note payable written-off upon foreclosure. The lender and the LLC waived all construction guaranties and obligations under the construction note payable.

Revolving Mortgage Warehouse Credit Facilities

The Company, through its mortgage subsidiary and one of its unconsolidated joint ventures, had entered into two revolving mortgage warehouse credit facilities with banks to fund its mortgage origination operations. The original credit facility, provided for revolving loans of up to $22.5 million outstanding. The Company’s mortgage subsidiary and one of its unconsolidated joint ventures entered into an additional $20.0 million credit facility. Mortgage loans are generally held for a short period of time and are typically sold to investors within 7 to 15 days following funding. The facilities are secured by substantially all of the assets of each of the borrowers, including the mortgage loans held for sale, all rights of each of the borrowers with respect to contractual obligations of third party investors to purchase such mortgage loans, and all proceeds of sale of such mortgage loans. At September 30, 2009, the outstanding balance under these facilities was paid down to zero in conjunction with the winding down of operations of the Company’s mortgage subsidiaries.

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

In addition, the Company participates in one land banking arrangement, which is not a VIE in accordance with guidance now codified under FASB ASC Topic 810, “Consolidation”, but is consolidated in accordance with SFAS No. 49, Accounting for Product Financing Arrangements, (“SFAS 49”), now codified under FASB ASC Topic 470, “Debt”. Under the provisions of FASB ASC Topic 470, the Company has determined it is economically compelled, based on certain factors, to purchase the land in the land banking arrangement, and therefore, must record the remaining purchase price of the land of $70.8 million, which is included in real estate inventories not owned and liabilities from inventories not owned in the accompanying balance sheet.

See Note 2 of “Notes to Consolidated Financial Statements” for detail of the Company’s land banking arrangements.

During the nine months ended September 30, 2009, the Company abandoned its option deposit in three of its land banking arrangements in which land purchase commitments are required. Management of the Company determined that the remaining purchase prices of the lots in the arrangements were priced above current market values. In two of these arrangements, the Company reduced real estate inventories-not owned and the related non-controlling interest by $27.7 million for the remaining investment in this project. In the other arrangement, the Company reduced real estate inventories-not owned and liabilities from inventories-not owned by $9.3 million for the remaining investment in this project. The impact of these transactions is reflected in the accompanying consolidated financial statements as of the period ending September 30, 2009.

Joint Venture Financing

The Company and certain of its subsidiaries are general partners or members in joint ventures involved in the development and sale of residential projects. As described more fully in Note 2 of “Notes to Consolidated Financial Statements”, in accordance with Interpretation No. 46 certain joint ventures have been determined to be variable interest entities in which the Company is considered the primary beneficiary. Accordingly, the assets, liabilities and operations of these joint ventures have been consolidated with the Company’s financial statements. The financial statements of joint ventures in which the Company is not considered the primary beneficiary are not consolidated with the Company’s financial statements. The Company’s investments in unconsolidated joint ventures are accounted for using the equity method because the Company has a 50% or less voting or economic interest (and thus such joint ventures are not controlled by the Company). Income allocations and cash distributions to the Company from the unconsolidated joint ventures are based on predetermined formulas between the Company and its joint venture partners as specified in the applicable partnership or operating agreements. The Company generally receives, after partners’ priority returns and returns of partners’ capital, approximately 50% of the profits and cash flows from joint ventures. See Note 2 of “Notes to Consolidated Financial Statements” for condensed combined financial information for the joint ventures whose financial statements have been consolidated with the Company’s financial statements. Based upon current estimates, substantially all future development and construction costs incurred by the joint ventures will be funded by the venture partners or from the proceeds of construction financing obtained by the joint ventures. As of September 30, 2009, the Company’s investment in and advances to unconsolidated joint ventures was $1.8 million and the venture partners’ investment in such joint ventures was $3.7 million.

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

Cash Flows — Comparison of Nine Months Ended September 30, 2009 to Nine Months Ended September 30, 2008

Net cash provided by operating activities increased to a cash source of $44.0 million in the 2009 period from $43.5 million in the 2008 period. The change was primarily as a result of (i) an increase in real estate inventories-owned of $67.3 million in the 2009 period compared to an increase of $99.6 million in the 2008 period, (ii) a decrease in accounts payable of $7.2 million in the 2009 period compared to a decrease of $25.8 million in the 2008 period, (iii) an increase in income tax refunds receivable of $41.6 million in the 2009 period with no comparable amount in the 2008 period, (iv) a benefit for income taxes of $41.6 million in the 2008 period with no comparable amount in the 2009 period, (v) impairment loss on real estate assets of $24.2 million in the 2009 period compared to $68.0 million in the 2008 period and (vi) net loss of $41.2 million in the 2009 period compared to net loss of $81.9 million in the 2008 period.

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

Net cash (used in) provided by investing activities increased to a cash source of $2.2 million in the 2009 period from a cash use of $(0.3) million in the 2008 period. The change was primarily as a result of the proceeds from the sale of the Company aircraft of $2.1 million in the 2009 period, as more fully described in Note 2 to the “Notes to Consolidated Financial Statements”.

Net cash used in financing activities decreased to a cash use of $81.0 million in the 2009 period from $1.3 million in the 2008 period, primarily as a result of net cash paid for repurchase of senior notes of $25.4 million, as well as net principal payments on notes payable of $50.8 million in the 2009 period compared to net proceeds from borrowings on notes payable of $2.6 million in the 2008 period.

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

Project (County or City)	Year of First Delivery	Estimated Number of Homes at Completion (1)	Cumulative Units Closed as of Sept 30, 2009	Backlog at Sept 30, 2009 (2)(3)	Lots Owned as of Sept 30, 2009(4)	Homes Closed for the Year Ended Sept 30, 2009	Sales Price Range(5)
SOUTHERN CALIFORNIA
San Diego County:
Promenade	2006	80	80	0	0	0	$370,000 - 500,000
Promenade II	2011	88	0	0	88	0	$280,000 - 395,000
Pasado Del Sur	2009	25	20	0	5	20	$535,000 - 575,000
Altair, Santee	2008	85	61	24	24	30	$271,000 - 301,000
Blossom Grove, Carlsbad	2010	110	0	0	32	0	$600,000 - 685,000
Riverside County:
Parkside, Corona	2007	122	122	0	0	2	$436,000 - 529,000
Serafina, North Corona	2007	314	274	39	40	20	$265,000 - 319,000
Bridle Creek, Corona	2003	264	264	0	0	5	$436,000 - 560,000
Savannah at Harveston Ranch, Temecula	2005	162	162	0	0	8	$257,000 - 320,000
San Bernardino County:
Adelina, Fontana	2008	109	33	27	76	15	$230,000 - 255,000
Rosabella, Fontana	2007	114	52	22	62	26	$240,000 - 270,000
Amador, Rancho Cucamonga	2007	69	53	7	16	15	$208,000 - 245,000
Amador, Rancho Cucamonga (Lewis)	2010	30	0	9	18	0	$213,000 - 250,000
Vintner’s Grove, Rancho Cucamonga
Sollara SFD	2007	45	37	1	8	16	$345,000 - 395,000
Canela Triplex	2007	63	45	9	18	17	$210,000 - 245,000
Vintner’s Grove (Lewis)
Sollara SFD	2009	33	0	18	33	0	$340,000 - 395,000
Canela Triplex	2010	15	0	14	15	0	$217,000 - 254,000
Chapman Heights, Yucaipa
Vista Bella	2013	108	0	0	108	0	$255,000 - 286,000
Redcort	2013	90	0	0	90	0	$284,000 - 309,000
Orange County:
San Carlos, Irvine	2007	60	60	0	0	12	$310,000 - 475,000
Ivy, Irvine	2009	58	0	28	13	0	$352,000 - 430,000
Columbus Grove/Columbus Square, Tustin:
Cambridge Lane	2007	156	156	0	0	31	$116,000 - 475,000
Ciara	2007	67	67	0	0	10	$1,000,000 - 1,200,000
Los Angeles County:
Arboreta at Rainbird, Glendora
Vintage	2008	87	37	12	50	21	$340,000 - 453,000
Tradition	2008	53	53	0	0	14	$600,000 - 689,000
360 South Bay, Hawthorne (6):
The Flats	2010	188	0	0	188	0	$495,000 - 700,000
The Lofts	2011	123	0	0	123	0	$525,000 - 775,000
The Rows	2011	94	0	0	94	0	$700,000 - 810,000
The Courts	2010	118	0	0	118	0	$635,000 - 790,000
The Gardens	2012	102	0	0	102	0	$755,000 - 980,000
Rosedale, Azusa (6):
Gardenia	2011	42	0	0	42	0	$455,000 - 550,000
Sage Court	2011	52	0	0	52	0	$420,000 - 515,000

SOUTHERN CALIFORNIA TOTAL		3,126	1,576	210	1,415	262

Project (County or City)	Year of First Delivery	Estimated Number of Homes at Completion (1)	Cumulative Units Closed as of Sept 30, 2009	Backlog at Sept 30, 2009 (2)(3)	Lots Owned as of Sept 30, 2009(4)	Homes Closed for the Year Ended Sept 30, 2009	Sales Price Range(5)
NORTHERN CALIFORNIA

Contra Costa County:
Rivergate I & II, Antioch	2006	167	167	0	0	26	$300,000 - 380,000
Vista Del Mar, Pittsburgh
Villages	2007	102	50	0	52	10	$296,000 - 354,000
Venue	2007	132	48	0	84	7	$363,000 - 410,000
Vineyard	2007	29	17	0	12	0	$376,000 - 420,000
Victory	2008	25	14	0	11	1	$680,000 - 745,000
Placer County:
Whitney Ranch, Rocklin
Shady Lane	2006	96	88	2	8	19	$330,000 - 350,000
Twin Oaks	2006	92	55	9	37	18	$400,000 - 470,000
Sacramento County:
Big Horn, Elk Grove
Plaza Walk	2005	106	106	0	0	16	$250,000 - 300,000
Gallery Walk	2005	149	140	7	9	23	$180,000 - 230,000
San Joaquin County:
The Ranch @ Mossdale Landing		164	0	0	164	0	$210,000 - 245,000

NORTHERN CALIFORNIA TOTAL		1,062	685	18	377	120

ARIZONA

Maricopa County
Arroyo @ Coldwater Ranch, Peoria	2009	368	2	6	366	2	$132,000 - 168,000
Lehi Crossing, Mesa	2011	880	0	0	113	0	$179,000 - 344,000
Rancho Mercado, Phoenix	2012	1,826	0	0	1,826	0	$117,000 - 175,000
Hastings Property, Queen Creek	2011	631	0	0	631	0	$104,000 - 380,000
Circle G at the Church Farm North	2011	1,745	0	0	1,745	0
Lyon’s Gate, Gilbert:
Pride	2006	650	400	29	250	61	$134,000 - 161,000
Savanna	2006	174	168	5	6	16	$172,000 - 215,000
Sahara	2006	169	161	2	8	20	$196,000 - 259,000
Acacia	2007	365	114	25	251	39	$159,000 - 221,000
Future Products	2011	213	0	0	213	0

ARIZONA TOTAL		7,021	845	67	5,409	138

NEVADA

Clark County:
Summerlin, Las Vegas
Kingwood Crossing	2006	100	100	0	0	8	$385,000 - 471,000
North Las Vegas
The Cottages	2004	360	313	3	47	6	$152,000 - 179,000
La Tierra	2006	67	67	0	0	6	$230,000 - 260,000
Tierra Este	2008	179	8	0	171	2	$275,000 - 305,000
Carson Ranch, Las Vegas
West Series I	2005	71	67	0	4	0	$395,000 - 430,000
West Series II	2005	59	53	0	6	0	$406,000 - 503,000
East Series I	2006	111	90	11	26	19	$265,000 - 300,000
East Series II	2007	50	34	2	11	12	$299,000 - 361,000

Project (County or City)	Year of First Delivery	Estimated Number of Homes at Completion (1)	Cumulative Units Closed as of Sept 30, 2009	Backlog at Sept 30, 2009 (2)(3)	Lots Owned as of Sept 30, 2009(4)	Homes Closed for the Year Ended Sept 30, 2009	Sales Price Range(5)
West Park, Las Vegas
Villas	2006	191	85	3	106	5	$183,000 - 225,000
Courtyards	2006	113	74	2	39	13	$235,000 - 275,000
Mesa Canyon, Las Vegas	2011	49	0	0	49	0	$245,000 - 280,000
The Lyon Estates, Las Vegas	2012	129	0	0	129	0	$635,000 - 700,000
Nye County:
Mountain Falls, Pahrump:
Cascata	2005	147	137	0	10	0	$216,000 - 238,000
Tramonto	2005	212	172	2	40	6	$176,000 - 211,000
Move up Product	2011	91	0	0	91	0
Bella Sera	2005	129	110	0	19	4	$217,000 - 257,000
Cascata Ancora	2007	118	69	2	49	13	$99,000 - 148,000
Entrata	2007	99	26	0	73	3	$142,000 - 164,000
Future Projects	2010	1,925	0	0	1,925	0

NEVADA TOTAL		4,200	1,405	25	2,795	97

GRAND TOTALS		15,409	4,511	320	9,996	617

(1)	The estimated number of homes to be built at completion is subject to change, and there can be no assurance that the Company will build these homes.
(2)	Backlog consists of homes sold under sales contracts that have not yet closed, and there can be no assurance that closings of sold homes will occur.
(3)	Of the total homes subject to pending sales contracts as of September 30, 2009, 308 represent homes completed or under construction and 12 represent homes not yet under construction.
(4)	Lots owned as of September 30, 2009 include lots in backlog at September 30, 2009.
(5)	Sales price range reflects base price only and excludes any lot premium, buyer incentive and buyer selected options, which vary from project to project.
(6)	All or a portion of the lots in this project are not owned as of September 30, 2009. The Company consolidated the purchase price of the lots in accordance with guidance now codified under FASB ASC Topic 470, and considers the lots owned at September 30, 2009.

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

Recently Issued Accounting Standards

See Note 1 of “Notes to Consolidated Financial Statements” for a description of the recently issued accounting standards.

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

Items 2, 3, 4 and 5.

Not applicable.

Item 6.	Exhibits

Exhibit No.	Description

10.1	Aircraft Purchase and Sale Agreement, dated as of September 3, 2009, by and between Presley CMR, Inc., and Martin Aviation, Inc. (Incorporated by reference to Exhibit 10.1 for our Current Report on Form 8-K filed September 10, 2009).

10.2	Secured Promissory Note, dated September 9, 2009, from Martin Aviation, Inc. (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed September 10, 2009).

10.3	Aircraft Mortgage and Security Agreement, dated September 9, 2009, by and between Martin Aviation, Inc. and William Lyon Homes, Inc. (Incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed September 10, 2009).

10.4	Form of Senior Secured Term Loan Agreement, dated October 20, 2009, by and among William Lyon Homes, Inc. as Borrower, COLFIN WLH Funding, LLC, as Administrative Agent, COLFIN WLH Funding, LLC, as Initial Lender and Lead Arranger, and the Lenders party thereto (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed October 22, 2009).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

WILLIAM LYON HOMES

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAM LYON HOMES Registrant

Date: November 16, 2009	By:	/s/ COLIN T. SEVERN
Colin T. Severn
Vice President, Chief Financial Officer, Corporate Secretary (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Aircraft Purchase and Sale Agreement, dated as of September 3, 2009, by and between Presley CMR, Inc., and Martin Aviation, Inc. (Incorporated by reference to Exhibit 10.1 for our Current Report on Form 8-K filed September 10, 2009).

10.2	Secured Promissory Note, dated September 9, 2009, from Martin Aviation, Inc. (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed September 10, 2009).

10.3	Aircraft Mortgage and Security Agreement, dated September 9, 2009, by and between Martin Aviation, Inc. and William Lyon Homes, Inc. (Incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed September 10, 2009).

10.4	Form of Senior Secured Term Loan Agreement, dated October 20, 2009, by and among William Lyon Homes, Inc. as Borrower, COLFIN WLH Funding, LLC, as Administrative Agent, COLFIN WLH Funding, LLC, as Initial Lender and Lead Arranger, and the Lenders party thereto (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed October 22, 2009).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002