Form 10-K
period 2009-12-31
WILLIAM LYON HOMES
filed 2010-03-30
CIK 1095996

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-31625

WILLIAM LYON HOMES

(Exact name of registrant as specified in its charter)

Delaware	33-0864902
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4490 Von Karman Avenue Newport Beach, California	92660
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of Common Stock outstanding as of March 5, 2010 was 1,000.

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

Actual events and results may differ materially from those expressed or forecasted in the forward-looking statements due to a number of factors. The principal factors that could cause the Company’s actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, worsening in general economic conditions either nationally or in regions in which the Company operates, worsening in the markets for residential housing, further decline in real estate values resulting in further impairment of the company’s real estate assets, volatility in the banking industry and credit markets, terrorism or other hostilities involving the United States, whether an ownership change occurred which could, under certain circumstances, have resulted in the limitation of the Company’s ability to offset prior years’ taxable income with net operating losses, changes in home mortgage interest rates, changes in generally accepted accounting principles or interpretations of those principles, changes in prices of homebuilding materials, labor shortages, adverse weather conditions, the occurrence of events such as landslides, soil subsidence and earthquakes that are uninsurable, not economically insurable or not subject to effective indemnification agreements, changes in governmental laws and regulations, whether the Company is able to refinance the outstanding balances of its debt obligations at their maturity, anticipated tax refunds, the timing of receipt of regulatory approvals and the opening of projects and the availability and cost of land for future growth. These and other risks and uncertainties are more fully described in Item 1A. “Risk Factors”. While it is impossible to identify all such factors, factors which could cause actual results to differ materially from those estimated by the Company include, but are not limited to, those factors or conditions described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Company’s past performance or past or present economic conditions in the Company’s housing markets are not indicative of future performance or conditions. Investors are urged not to place undue reliance on forward-looking statements. In addition, the Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to projections over time unless required by federal securities law.

PART I

Item 1.	Business

General

William Lyon Homes, a Delaware corporation, and subsidiaries (the “Company”) are primarily engaged in the design, construction and sale of single family detached and attached homes in California, Arizona and Nevada. Since the founding of the Company’s predecessor in 1956, the Company and its joint ventures have sold over 72,000 homes. The Company conducts its homebuilding operations through four reportable operating segments (Southern California, Northern California, Arizona and Nevada). For 2009, approximately 62% of the home closings of the Company and its joint ventures were derived from its California operations. For the year ended December 31, 2009, on a consolidated basis the Company had revenues from home sales of $253.9 million and delivered 915 homes, which includes $5.6 million of revenue and 17 homes from consolidated joint ventures (see Note 2 of “Notes to Consolidated Financial Statements”).

The Company designs, constructs and sells a wide range of homes designed to meet the specific needs of each of its markets, although it primarily emphasizes sales to the entry-level and move-up home buyer markets. At December 31, 2009, the Company marketed its homes through 17 sales locations. In 2009, the average sales price for consolidated homes delivered was $277,500. Base sales prices for actively selling projects in 2009, including affordable projects, ranged from $99,000 to $1,200,000.

As of December 31, 2009, the Company and its consolidated joint ventures owned approximately 9,124 lots and had options to purchase an additional 1,206 lots. As used in this Annual Report on Form 10-K, “entitled” land has a development agreement and/or vesting tentative map, or a final recorded plat or map from the appropriate county or city government. Development agreements and vesting tentative maps generally provide for the right to develop the land in accordance with the provisions of the development agreement or vesting tentative map unless an issue arises concerning health, safety or general welfare. The Company’s sources of developed lots for its homebuilding operations are (1) development of master-planned communities, and (2) purchase of smaller projects with shorter life cycles (merchant homebuilding). The Company estimates that its current inventory of lots owned and controlled is adequate to supply its homebuilding operations at current operating levels (including future land sales) for approximately six to eight years.

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

The Company had total consolidated revenues from operations of $309.2 million, $526.1 million and $1.105 billion for the years ended December 31, 2009, 2008 and 2007, respectively. Homes closed by the Company, including its joint ventures, were 915, 1,260 and 2,182 for the years ended December 31, 2009, 2008 and 2007, respectively. Including its joint ventures, the Company’s dollar amount of backlog of homes sold but not closed as of December 31, 2009, was $56.5 million, a 30% decrease from the $80.8 million as of December 31, 2008. The cancellation rate of buyers who contracted to buy a home but did not close escrow was approximately 21% during 2009 and 28% during 2008.

The Company entered into certain agreements with various affiliates to build and market homes on behalf of the affiliates. For such services, the Company receives fees and may, under certain circumstances, receive additional compensation if certain financial thresholds are achieved. The Company recorded $34.1 million of revenue on 176 delivered homes for the year ended December 31, 2009.

The Company’s operations are dependent to a significant extent on debt financing and, to a lesser extent, on joint venture financing. The Company’s principal credit sources are its Senior Secured Term Loan (more fully described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Financial Condition and Liquidity”), 7 5/8% Senior Notes, 10 3/4% Senior Notes, 7 1/2% Senior Notes (collectively the “Senior Notes”), construction notes payable, and land banking transactions. During 2009, the Company’s revolving credit facilities were a significant credit source until the facilities were repaid with the proceeds from the Senior Secured Term Loan. At December 31, 2009, the outstanding principal amount of the Secured Term Loan was $206.0 million, the outstanding principal amount of the 7 5/8% Senior Notes was $67.2 million, the outstanding principal amount of the 10 3/4% Senior Notes was $168.2 million and the outstanding principal amount of the 7 1/2% Senior Notes was $84.7 million.

On June 10, 2009, the Company’s wholly-owned subsidiary, William Lyon Homes, Inc., a California corporation (“California Lyon”), consummated a cash tender offer (the “Tender Offer”) to purchase a portion of its outstanding Senior Notes, on the terms and subject to the conditions set forth in its offer to purchase, as amended. The principal amount of

Senior Notes purchased by California Lyon on settlement of the Tender Offer totaled $53.2 million, including $29.1 million of the 7 5/8% Senior Notes due 2012, $2.4 million of the 10 3/4% Senior Notes due 2013, and $21.7 million of the 7 1/2% Senior Notes due 2014. The aggregate Tender Offer consideration paid totaled $14.9 million, plus accrued interest. The net gain resulting from the Tender Offer, after closing costs, was $37.0 million.

Also, during 2009, the Company purchased, in privately negotiated transactions, a total of $103.7 million principal amount of its outstanding Senior Notes at a cost of $62.1 million, plus accrued interest. The net gain resulting from the purchase, after giving effect to amortization of related deferred loan costs was $41.1 million. At December 31, 2009, the Company had fully repaid the outstanding principal amounts under revolving credit facilities, as well as the two revolving credit facilities the Company used to fund its mortgage operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition and Liquidity” and Note 6 of “Notes to Consolidated Financial Statements” for more information relating to the revolving credit facilities of the Company.

In October 2008, the Company purchased, in privately negotiated transactions, $71.9 million principal amount of its outstanding Senior Notes at a cost of $16.7 million, plus accrued interest. The net gain resulting from the purchase, after giving effect to amortization of related deferred loan costs was $54.0 million.

Beginning in 2006 and continuing into the beginning of 2009, the homebuilding industry has experienced decreased demand for housing and declining sales prices. These conditions were the result of an erosion of homebuyer confidence which was driven by increases in unemployment, limited availability of mortgage financing due to stress in the mortgage and credit markets, price instability, increasing foreclosures and increased levels of housing inventory in the market. In certain of the Company’s markets, however, the Company has experienced steadying sales absorption rates, a decrease in sales incentives and an increase in base pricing, while homebuilding costs continue to decrease. In Southern California, net new home orders per average sales location increased to 50.0 during the year ended December 31, 2009 from 30.8 for the same period in 2008. In Arizona, net new home orders per average sales location increased to 49.3 during the year ended December 31, 2009 from 45.8 for the same period in 2008. In addition, the Company’s cancellation rate decreased to 21% in the 2009 period compared to 28% in the 2008 period, particularly impacted by Southern California of 19% in the 2009 period compared to 30% in the 2008 period and Arizona of 13% in the 2009 period compared to 22% in the 2008 period. In addition, the Company is experiencing increased homebuilding gross margin percentages of 13.5% in the 2009 period compared to 6.2% in the 2008 period particularly impacted by Southern California of 15.6% in the 2009 period compared to 7.5% in the 2008 period and Northern California of 13.8% in the 2009 period compared to (2.6)% in the 2008 period.

During 2009, the Company incurred impairment losses on real estate assets amounting to $45.3 million. The impairments were primarily attributable to lower than anticipated net revenue in certain of its projects due to the effects of the economy on the homebuilding industry as described previously. At two of the Company’s projects, impairment loss was primarily attributable to an increase in interest cost allocated to the project related to the addition of the Senior Secured Term Loan at 14% interest. In addition, the Company decreased base sales prices and increased certain incentives related to the projects, which is a strategy to improve sales absorption rates. The Company was required to write-down the book value of these real estate assets in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“Statement No. 144”), now codified as FASB ASC Topic 360, as defined in Note 5 of “Notes to Consolidated Financial Statements.”

Beginning in 2008 and into 2009, in response to the declining demand for housing in the homebuilding industry, management of the Company shifted its strategy to focus on generating positive cash flow, reducing overall debt levels and improving liquidity. Management of the Company has managed cash flow by reducing staffing to levels to support current operations, reducing inventory levels for projects near completion, identifying land opportunities (finished lots) and acquiring land in stabilizing markets, using available funds to repurchase senior notes at a discount, and evaluate the timing of reintroducing projects to the marketplace that have been temporarily suspended.

From 2007 through 2009, the Company temporarily suspended the development, sales and marketing activities at certain of its projects. The Company concluded that this strategy was necessary under the prevailing market conditions at the time and will allow the Company to market the properties at some future time when market conditions may have improved. As markets continue to improve, management continues to evaluate and analyze the market place to potentially activate temporarily suspended projects in 2010 and beyond.

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

Additionally, as a result of tax legislation that was enacted in November 2009, the Company filed for a tax refund of approximately $101.8 million, which was received in March 2010.

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

The following table sets forth sales from real estate operations attributable to each of the Company’s homebuilding segments during the preceding three fiscal years:

	Total Revenue
	Year Ended December 31,
	2009	2008	2007
	(in thousands)
	(note 1)
Consolidated
Southern California(2)	$179,282	$323,446	$780,213
Northern California(3)	43,211	95,084	102,432
Arizona(4)	51,215	49,187	134,153
Nevada(5)	35,535	58,361	88,559

	$309,243	$526,078	$1,105,357

(1)	The Company has organized its operations into geographic segments. Each segment has a management team led by a divisional president.

(2)	The Southern California Segment consists of operations in Orange, Los Angeles, Riverside, San Bernardino and San Diego counties.

(3)	The Northern California Segment consists of operations in Contra Costa, Placer, Sacramento, San Joaquin and Santa Clara counties.

(4)	The Arizona Segment consists of operations in the Phoenix, Arizona metropolitan area.

(5)	The Nevada Segment consists of operations in the Las Vegas, Nevada metropolitan area.

For financial information concerning segments, see the “Consolidated Financial Statements” and Note 3 of “Notes to Consolidated Financial Statements.”

LAND ACQUISITION AND DEVELOPMENT

As of December 31, 2009, the Company and its consolidated joint ventures owned approximately 9,124 lots and had options to purchase an additional 1,206 lots.

The Company estimates that its current inventory of lots owned and controlled is adequate to supply its homebuilding operations at current operating levels (including future land sales) for approximately six to eight years.

The Company uses a land acquisition team, which includes members of its senior management, to manage the risks associated with land ownership and development. It is the Company’s policy that land can be purchased or sold only with the prior approval of senior management and, for land prices above certain thresholds, the board of directors. The Company’s land acquisition strategy has been to undertake projects with shorter life-cycles in order to reduce development and market risk while maintaining an inventory of owned lots sufficient for construction of homes over a two-year period. The Company’s long-term strategy consists of the following elements:

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

HOMEBUILDING AND MARKET STRATEGY

The Company currently has a wide variety of product lines which enables it to meet the specific needs of each of its markets. Although the Company primarily emphasizes sales to the entry-level and move-up home markets, it believes that a diversified product strategy enables it to best serve a wide range of buyers and adapt quickly to a variety of market conditions. In order to reduce exposure to local market conditions, the Company’s sales locations are geographically dispersed. At December 31, 2009, the Company and its joint ventures had 17 sales locations.

Because the decision as to which product to develop is based on the Company’s assessment of market conditions and the restrictions imposed by government regulations, homestyles and sizes vary from project to project. The Company’s attached housing ranges in size from 1,040 to 2,737 square feet, and the detached housing ranges from 1,077 to 4,957 square feet.

Due to the Company’s product and geographic diversification strategy, the prices of the Company’s homes also vary substantially. During 2009, base sales prices for the Company’s attached housing range from approximately $180,000 to $525,000 and base sales prices for detached housing range from approximately $99,000 to $1,200,000. On a consolidated basis, the average sales price of homes closed for the year ended December 31, 2009 was $277,500.

The Company generally standardizes and limits the number of home designs within any given product line. This standardization permits on-site mass production techniques and bulk purchasing of materials and components, thus enabling the Company to better control and sometimes reduce construction costs and home construction cycles.

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

Substantially all construction work is done by subcontractors with the Company acting as the general contractor. The Company manages subcontractor activities with on-site supervisory employees and management control systems. The Company does not have long-term contractual commitments with its subcontractors or suppliers; instead it contracts development work by project and where possible by phase size of 8 to 20 home sites. The Company generally has been able to obtain sufficient materials and subcontractors during times of material shortages. The Company believes its relationships with its suppliers and subcontractors are in good standing.

Description of Projects and Communities Under Development

The Company’s homebuilding projects usually take two to five years to develop. The following table presents project information relating to each of the Company’s homebuilding operating segments as of December 31, 2009 and only includes projects with lots owned as of December 31, 2009, lots consolidated in accordance with certain accounting principles as of December 31, 2009 or homes closed for the year ended December 31, 2009.

Project (County or City)	Year of First Delivery	Estimated Number of Homes at Completion(1)	Cumulative Units Closed as of Dec 31, 2009	Backlog at Dec 31, 2009(2)(3)	Lots Owned as of Dec 31, 2009(4)	Homes Closed for the Year Ended Dec 31, 2009	Sales Price Range(5)

SOUTHERN CALIFORNIA
San Diego County:
Pasado, Del Sur	2009	89	20	0	37	20	$520,000 - 575,000
Altair, Santee	2008	85	85	0	0	54	$271,000 - 301,000
Carlsbad
Blossom Grove	2010	110	0	0	32	0	$605,000 - 690,000
Mirasol at La Costa Greens	2010	71	0	0	71	0	$636,000 - 771,000
Riverside County:
Corona
Parkside	2007	122	122	0	0	2	$436,000 - 529,000
Serafina,	2007	314	314	0	0	60	$200,000 - 280,000
Bridle Creek,	2003	264	264	0	0	5	$436,000 - 560,000
Savannah at Harveston Ranch, Temecula	2005	162	162	0	0	8	$257,000 - 320,000
San Bernardino County:
Fontana
Adelina,	2008	109	59	25	50	41	$206,000 - 241,000
Rosabella	2007	114	73	10	41	47	$220,000 - 255,000
Rancho Cucamonga
Amador	2007	69	60	4	9	22	$214,000 - 258,000
Amador (Lewis)	2010	30	0	26	30	0	$214,000 - 256,000
Vintner’s Grove
SFD	2007	45	38	0	7	17	$345,000 - 395,000
Triplex	2007	63	54	8	9	26	$220,000 - 260,000
Vintner’s Grove (Lewis)
SFD	2009	33	0	25	33	0	$356,000 - 408,000
Triplex	2010	15	0	15	15	0	$217,000 - 256,000
Orange County:
Irvine
San Carlos	2007	60	60	0	0	12	$310,000 - 475,000
San Carlos II	2010	92	0	0	0	0	$315,000 - 470,000
Ivy	2009	135	20	30	1	20	$379,000 - 457,000
Columbus Grove/Columbus Square, Tustin:
Cambridge Lane	2007	156	156	0	0	31	$116,000 - 475,000
Ciara	2007	67	67	0	0	10	$1,000,000 - 1,200,000
Los Angeles County:
Arboreta at Rainbird, Glendora
Vintage	2008	87	53	15	34	37	$345,000 - 455,000
Tradition	2008	53	53	0	0	14	$600,000 - 689,000
360 South Bay, Hawthorne (6):
The Flats	2010	188	0	0	188	0	$375,000 - 520,000
The Lofts	2011	123	0	0	123	0	$370,000 - 525,000
The Rows	2011	94	0	0	94	0	$515,000 - 630,000
The Courts	2010	118	0	0	118	0	$470,000 - 575,000
The Gardens	2012	102	0	0	102	0	$580,000 - 725,000

Project (County or City)	Year of First Delivery	Estimated Number of Homes at Completion(1)	Cumulative Units Closed as of Dec 31, 2009	Backlog at Dec 31, 2009(2)(3)	Lots Owned as of Dec 31, 2009(4)	Homes Closed for the Year Ended Dec 31, 2009	Sales Price Range(5)
Rosedale, Azusa
Gardenia	2011	147	0	0	81	0	$455,000 - 550,000
Sage Court	2011	176	0	0	64	0	$420,000 - 515,000

SOUTHERN CALIFORNIA TOTAL		3,293	1,660	158	1,139	426

NORTHERN CALIFORNIA
Contra Costa County:
Rivergate I & II, Antioch	2006	167	167	0	0	26	$300,000 - 380,000
Vista Del Mar, Pittsburgh
Villages	2007	102	50	0	52	10	$296,000 - 354,000
Venue	2007	132	48	0	84	7	$363,000 - 410,000
Vineyard	2007	29	17	3	12	0	$386,000 - 430,000
Victory	2008	25	14	0	11	1	$680,000 - 745,000
Placer County:
Whitney Ranch, Rocklin
Shady Lane	2006	96	96	0	0	27	$330,000 - 350,000
Twin Oaks	2006	92	63	3	29	26	$400,000 - 470,000
Sacramento County:
Big Horn, Elk Grove
Plaza Walk	2005	106	106	0	0	16	$250,000 - 300,000
Gallery Walk	2005	149	148	0	1	31	$180,000 - 230,000
Marquis at Maderia	2010	89	0	0	89	0	$290,000 - 335,000
San Joaquin County:
The Ranch @ Mossdale Landing	2010	164	0	0	164	0	$210,000 - 245,000
Santa Clara County:
9th & Taylor, San Jose	2010	40	0	0	36	0	$660,000 - 660,000

NORTHERN CALIFORNIA TOTAL		1,191	709	6	478	144

ARIZONA
Maricopa County
Arroyo @ Coldwater Ranch, Peoria	2009	20	8	2	12	8	$132,000 - 168,000
Lehi Crossing, Mesa	2012	928	0	0	113	0	$179,000 - 292,000
Rancho Mercado, Phoenix	2013	1,826	0	0	1,826	0	$125,000 - 230,000
Hastings Property, Queen Creek	2011	631	0	0	631	0	$183,000 - 382,000
Circle G at the Church Farm North	2012	1,745	0	0	1,745	0	$111,000 - 400,000
Lyon’s Gate, Gilbert:
Pride	2006	650	434	8	216	95	$134,000 - 162,000
Savanna	2006	174	172	2	2	20	$172,000 - 215,000
Sahara	2006	169	166	3	3	25	$196,000 - 259,000
Acacia	2007	365	141	2	224	66	$160,000 - 216,000
Future Products	2011	213	0	0	213	0

ARIZONA TOTAL		6,721	921	17	4,985	214

Project (County or City)	Year of First Delivery	Estimated Number of Homes at Completion(1)	Cumulative Units Closed as of Dec 31, 2009	Backlog at Dec 31, 2009(2)(3)	Lots Owned as of Dec 31, 2009(4)	Homes Closed for the Year Ended Dec 31, 2009	Sales Price Range(5)

NEVADA
Clark County:
Summerlin, Las Vegas
Kingwood Crossing	2006	100	100	0	0	8	$385,000 - 471,000
North Las Vegas
The Cottages	2004	360	316	0	44	9	$152,000 - 179,000
La Tierra	2006	67	67	0	0	6	$230,000 - 260,000
Tierra Este	2008	8	8	0	0	2	$275,000 - 305,000
Carson Ranch, Las Vegas
West Series I	2005	74	67	0	7	0	$395,000 - 430,000
West Series II	2005	56	53	0	3	0	$406,000 - 503,000
East Series I	2006	116	102	2	14	31	$265,000 - 300,000
East Series II	2007	45	37	1	8	15	$299,000 - 361,000
West Park, Las Vegas
Villas	2006	95	91	4	4	11	$183,000 - 225,000
Courtyards	2006	82	79	2	3	18	$235,000 - 275,000
Flagstone, Las Vegas
Crossings	2011	77	0	0	77	0	$229,000 - 264,000
Commons	2011	37	0	0	37	0	$229,000 - 259,000
Rhapsody, Las Vegas	2011	63	0	0	63	0	$179,000 - 209,000
The Fields at Aliente, Las Vegas	2010	60	0	0	60	0	$197,000 - 225,000
Nye County:
Mountain Falls, Pahrump:
Cascata	2005	147	137	0	10	0	$216,000 - 238,000
Tramonto	2005	212	174	2	38	8	$176,000 - 211,000
Move up Product	2011	91	0	0	91	0	$194,000 - 229,000
Bella Sera	2005	129	110	0	19	4	$217,000 - 257,000
Cascata Ancora	2007	118	72	2	46	16	$99,000 - 148,000
Entrata	2007	99	26	0	73	3	$142,000 - 164,000
Future Projects	2014	1,925	0	0	1,925	0	Various

NEVADA TOTAL		3,961	1,439	13	2,522	131

GRAND TOTALS		15,166	4,729	194	9,124	915

(1)	The estimated number of homes to be built at completion is subject to change, and there can be no assurance that the Company will build these homes.

(2)	Backlog consists of homes sold under sales contracts that have not yet closed, and there can be no assurance that closings of sold homes will occur.

(3)	Of the total homes subject to pending sales contracts as of December 31, 2009, 190 represent homes completed or under construction and 4 represent homes not yet under construction.

(4)	Lots owned as of December 31, 2009 include lots in backlog at December 31, 2009.

(5)	Sales price range reflects base price only and excludes any lot premium, buyer incentive and buyer selected options, which vary from project to project.

(6)

All or a portion of the lots in this project are not owned as of December 31, 2009. The Company consolidated the purchase price of the lots in accordance with certain accounting principles, and considers the lots owned at December 31, 2009.

Construction Services — Description of Projects and Communities Under Development

The following table presents project information relating to each of the Company’s projects that it develops, sells and markets for third parties.

Project (County or City)	Year of First Delivery	Estimated Number of Homes at Completion	Cumulative Units Closed as of Dec 31, 2009	Backlog at Dec 31, 2009	Homes Closed for the Year Ended Dec 31, 2009	Sales Price Range(5)

SOUTHERN CALIFORNIA
Construction Management Projects
San Diego County:
ORA Sunset Cove	2008	47	47	0	26	$425,000 - 435,000
ORA Maybeck	2008	74	41	31	23	$623,000 - 685,000
Levanto (1)	2009	90	90	0	90	N/A
Orange County:
ORA Verandas	2008	57	49	8	37	$580,000 - 635,000
ORA Ainsley Park	2010	84	0	0	0	$500,000 - 590,000

SOUTHERN CALIFORNIA TOTAL		352	227	39	176

(1)	Represents an apartment complex of 90 units that the Company was contracted to build by an affiliate of the Company. See Note 11 of “Notes to Consolidated Financial Statements” for further discussion.

Sales and Marketing

The management team responsible for a specific project develops marketing objectives, formulates pricing and sales strategies and develops advertising and public relations programs for approval of senior management. The Company makes extensive use of advertising and other promotional activities, including newspaper advertisements, brochures, radio commercials, direct mail and the placement of strategically located sign boards in the immediate areas of its developments. In addition, the Company markets all of its products through the internet via email lists and interest lists, as well as its website at www.lyonhomes.com. In general, the Company’s advertising emphasizes each project’s strengths, the quality and value of its products and its reputation in the marketplace.

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

The Company’s homes are typically sold before or during construction through sales contracts which are usually accompanied by a small cash deposit. Such sales contracts are usually subject to certain contingencies such as the buyer’s ability to qualify for financing. The cancellation rate of buyers who contracted to buy a home but did not close escrow at the Company and its joint ventures’ projects was approximately 21% during 2009. Cancellation rates are subject to a variety of factors beyond the Company’s control such as the downturn in the homebuilding industry and current economic conditions. The Company’s and its joint ventures’ inventory of completed and unsold homes was 39 homes as of December 31, 2009.

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

Customer Financing — William Lyon Mortgage

The Company seeks to assist its home buyers in obtaining financing by arranging with mortgage lenders to offer qualified buyers a variety of financing options. Substantially all home buyers utilize long-term mortgage financing to purchase a home and mortgage lenders will usually make loans only to qualified borrowers.

In March 2009, the Company entered into a joint venture operating agreement with a lending institution, in which the Company would receive approximately 50% of the earnings of the joint venture. The joint venture was created to service the Company’s homebuyers by having access to a larger mortgage portfolio provided by the lending institution. The lending institution originates conventional, FHA and VA loans.

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

Corporate Organization and Personnel

The Company has organized its operations into four geographic divisions — Southern California, Northern California, Arizona and Nevada. Each division has a management team led by a division president. Each of the Company’s operating divisions has responsibility for the Company’s homebuilding and development operations within the geographical boundaries of that division.

The Company’s executive officers and divisional presidents average more than 20 years of experience in the homebuilding and development industries within California or the Southwestern United States. The Company combines decentralized management in those aspects of its business where detailed knowledge of local market conditions is important (such as governmental processing, construction, land development and sales and marketing), with centralized management in those functions where the Company believes central control is required (such as approval of land acquisitions, financial, treasury, human resources and legal matters).

As of December 31, 2009, the Company employed 195 full-time and 4 part-time employees, including corporate staff, supervisory personnel of construction projects, maintenance crews to service completed projects, as well as persons engaged in administrative, finance and accounting, engineering, land acquisition, golf course operations, sales and marketing activities.

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

The homebuilding industry continues to experience uncertainty and reduced demand for new homes in certain markets, which negatively impacted the Company’s financial and operating results during the year ending December 31, 2009. Increased instability in the credit markets has contributed to the decline in demand for new housing. The conditions experienced during 2009 include, among other things: the existence of a national recession; increases in unemployment levels; continuing concerns over the effects of asset valuations on the banking system and credit markets; reduced availability of mortgage loan financing; reduced consumer confidence; the absence of home price stability; and continued declines in the value of new homes in certain markets.

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

From 2006 and into 2009, the homebuilding industry experienced continued decreased demand for housing, which has resulted in a steady decline in new home orders, home closings, and average sales prices for the Company. The Company has reduced sales prices and offered greater incentives to buyers to compete for sales. However, in certain markets, home pricing is stabilizing, incentives are being reduced and gross margins are increasing partially due to decreased construction costs. If the decreased demand for housing continues, the Company may need to continue the trend of reducing sales prices to meet competitive and market pressures.

Disruptions in the financial markets could adversely affect demand for the Company’s products or access to capital.

The homebuilding industry can be greatly affected by macro economic factors, including changes in national, regional, and local economic conditions, as well as potential homebuyers’ perceptions of such economic factors. These factors, including employment levels, income, prices, and credit availability and interest rates affecting homeowners, can adversely affect the residential real estate market. As discussed in this and prior reports, the residential real estate market has been particularly challenging over the last several quarters. The recent disruptions in the overall economy and, in particular, the credit and financial markets, have further deteriorated this environment and could further reduce consumer income, liquidity, credit and confidence in the economy, and result in further reductions in new and existing home sales. Softness or deterioration of the credit markets or the residential real estate market could be severely harmful to the Company’s financial position and results of operations and could adversely affect the Company’s liquidity or its ability to comply with the covenants under its indentures and credit facilities. There can be no assurances that recent or future government responses to the disruptions in the financial markets will restore consumer confidence, stabilize such markets or increase liquidity and the availability of credit to consumers and businesses.

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

•

the Company will need to use a substantial portion of cash flow from operations to pay interest and principal on its senior secured term loan, senior notes and other indebtedness, which will reduce the funds available for other purposes;

•

the Company has a higher level of indebtedness than competitors, which may put the Company at a competitive disadvantage and reduce the Company’s flexibility in planning for, or responding to, changing conditions in the industry, including increased competition;

•

substantially all of the Company’s actively selling projects are pledged as security for the Company’s senior secured term loan and a default on the debt could result in foreclosure on the Company’s assets which could, under certain circumstances, limit or prohibit the ability to operate as a going concern; and

•	the Company will be more vulnerable to economic downturns and adverse developments in the business.

The Company’s ability to meet expenses depends on future performance, which will be affected by financial, business, economic and other factors. The Company will not be able to control many of these factors, such as economic conditions in the markets where the Company operates and pressure from competitors. The Company cannot be certain that the cash flow will be sufficient to allow it to pay principal and interest on debt, support operations, and meet other obligations. If the Company does not have the resources to meet these and other obligations, the Company may be required to refinance all or part of the existing debt, including the senior notes, sell assets or borrow more money. The Company may not be able to do so on acceptable terms, if at all. In addition, the terms of existing or future debt agreements may restrict the Company from pursuing any of these alternatives.

Interest rates and the unavailability of mortgage financing can adversely affect demand for housing.

In general, housing demand is negatively impacted by increases in interest rates and housing costs and the unavailability of mortgage financing as a result of declining customer credit quality, tightening of mortgage loan underwriting standards, or other factors. Most buyers finance their home purchases through third-party lenders providing mortgage financing. Over the last several months, many third-party lenders have significantly increased underwriting standards, and many subprime and other alternate mortgage products are no longer available in the marketplace in spite of a decrease in mortgage rates. If these trends continue and mortgage loans continue to be difficult to obtain, the ability and willingness of prospective buyers to finance home purchases or to sell their existing homes will be adversely affected, which will adversely affect the Company’s results of operations through reduced home sales revenue, gross margin and cash flow.

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

In 2009, the Company incurred impairment losses on real estate assets in the amount of $45.3 million. The impairments were primarily attributable to slower than anticipated home sales and lower than anticipated net revenue in the impaired projects. At two of the Company’s projects, impairment loss was primarily attributable to an increase in interest cost allocated to the project related to the addition of the Senior Secured Term Loan at 14% interest. In addition, the Company decreased base sales prices and increased certain incentives related to the projects, which is a strategy to improve sales absorption rates. The Company was required to write-down the book value of certain real estate assets in accordance with FASB ASC 360, as defined in Note 5 of “Notes to Consolidated Financial Statements.” The impairment losses have a material adverse effect on the Company’s financial position. A continued slump in the housing market could result in additional writedowns. Any additional material write-downs of assets could have a material adverse effect on the Company’s financial condition and earnings.

Increases in the Company’s cancellation rate could have a negative impact on the Company’s home sales revenue and home building gross margins.

During the years ended December 31, 2009, 2008 and 2007, the Company’s cancellation rates were 21%, 28% and 33%, respectively. which can negatively impact the number of closed homes, net new home orders, home sales revenue and the Company’s results of operations, as well as the number of homes in backlog. Home order cancellations can result from a number of factors, including declines, and/or slow appreciation, in the market value of homes, increases in the supply of homes available to be purchased, increased competition, higher mortgage interest rates, homebuyers’ inability to sell their existing homes, homebuyers’ inability to obtain suitable financing, including providing sufficient down payments, and adverse changes in economic conditions. High levels of home order cancellations would have a negative impact on the Company’s home sales revenue and financial and operating results.

The Company may be unable to maintain compliance with the financial covenants contained in its Senior Secured Term Loan.

The Company’s Senior Secured Term Loan imposes restrictions on operations, limits the amount of borrowings under its other sources, and requires the Company to comply with various financial covenants. The financial covenants include a minimum net worth requirement and certain asset loan-to-value ratios. In addition, the Company pledged a significant portion of its cash to the lender.

Certain of these financial ratios could be negatively impacted by declining market conditions, reduced homebuilding gross margins, impairment losses on real estate assets and losses realized on the bulk sales of land. (See Item 7, “Management’s Discussion and Analysis of Financial Condition, Financial Condition and Liquidity, Senior Secured Term Loan” for further discussion).

There can be no assurance that the Company will remain in compliance with the financial covenants contained in the Senior Secured Term Loan if market conditions decline. If the Company is unable to comply with any one or more of these financial covenants, and is unable to obtain a waiver for the noncompliance, the Company could be notified of default incurring additional borrowings. In addition, the Company’s obligations to repay indebtedness outstanding under the Senior Secured Term Loan could be accelerated in full. Any of these events could materially impact the Company’s liquidity and ability to conduct its operations.

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

The Company presently conducts all of its business in four geographic regions: Southern California, Northern California, Arizona and Nevada. Because the Company’s operations are concentrated in these geographic areas, the economic downturn in these markets has caused housing prices and sales to decline, which has caused a material adverse effect on the Company’s business, results of operations, and financial condition.

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

The Company’s success is dependent upon the efforts and abilities of its executive officers and other key employees, many of whom have significant experience in the homebuilding industry and in the Company’s divisional markets. In particular, the Company is dependent upon the services of General William Lyon, Chairman of the Board and Chief Executive Officer, and William H. Lyon, President and Chief Operating Officer, as well as the services of the division presidents and division management teams and personnel in the corporate office. The loss of the services of any of these executives or key personnel, for any reason, could have a material adverse effect upon the Company’s business, operating results and financial condition.

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

Certain of the Company’s active joint ventures are organized as limited partnerships. The Company is the general partner in some of these and may serve as the general partner in future joint ventures. As a general partner, the Company may be liable for a joint venture’s liabilities and obligations should the joint venture fail or be unable to pay these liabilities or obligations.

The Company’s senior notes are unsecured, and effectively subordinated to other secured indebtedness.

The Company’s Senior Secured Term Loan and construction loans are secured by liens on the real estate under development that is financed by those loans. If the Company becomes insolvent or is liquidated, or if payment under any secured indebtedness was accelerated, the holders of the Company’s secured indebtedness would be entitled to repayment from their collateral before those assets could be used to satisfy any unsecured claims, including claims under the Company’s senior notes or any guarantees of these notes. As a result, the senior notes will be effectively subordinated to the secured indebtedness to the extent of the value of the assets securing that indebtedness, and the holders of the notes will likely recover ratably less than the secured creditors.

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

The indentures for the senior notes and the Company’s secured term loan impose significant operating and financial restrictions, which may prevent the Company from capitalizing on business opportunities and taking some corporate actions.

The indentures for the senior notes and the credit agreement governing the Company’s secured term loan impose significant operating and financial restrictions. These restrictions limit the ability of the Company and its subsidiaries, among other things, to:

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

REGULATORY

The Company may not be able to benefit from net operating loss (“NOL”) carryforwards.

At December 31, 2009, the Company had gross federal and state net operating loss carry forwards totaling approximately $39.2 million and $329.8 million, respectively. Federal net operating loss carry forwards will expire in 2028; state net operating loss carry forwards begin to expire in 2013. The Company will only receive tax benefits for the NOL carry forwards if there is future taxable income before the applicable NOL expiration period. The Company has fully reserved against all of its deferred tax assets, including the NOL carry forward that was carried on the Company’s financial statements, due to the possibility that the Company may not have taxable income. However, these deferred tax assets will be available to the Company if there is sufficient future taxable income.

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

On April 23, 2006, the Delaware Chancery Court conditionally certified a class in the Consolidated Delaware Action. The parties to the Consolidated Delaware Action agreed to a Stipulation of Settlement, and on August 9, 2006, the Delaware Chancery Court certified a class in the Consolidated Delaware Action, approved the settlement, and dismissed the Consolidated Delaware Action with prejudice as to all defendants and the class. On February 16, 2007, plaintiff in the California Action appealed the fee award in the Consolidated Delaware Action to the Supreme Court of the State of Delaware. Thereafter, the Delaware Supreme Court remanded the matter to the Chancery Court for further proceedings and, on April 2, 2009, the Chancery Court issued its decision on remand denying the fee award sought by the California plaintiff. On April 30, 2009, the California plaintiff again appealed the fee award to the Delaware Supreme Court. On January 14, 2010, the Delaware Supreme court affirmed the order of the Chancery Court.

Other Legal Proceedings

The Company is involved in various legal proceedings, most of which relate to routine litigation and some of which are covered by insurance. In the opinion of the Company’s management, none of the uninsured claims involves claims which are material and unreserved or will have a material adverse effect on the financial condition of the Company.

Item 4.	Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Common Stock was delisted from the NYSE in conjunction with the Tender Offer and Merger. The Company is now a privately held company. See Note 8 of “Notes to Consolidated Financial Statements.”

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

The following table sets forth certain of the Company’s historical financial data. The selected historical consolidated financial data as of December 31, 2009 and 2008 and for the years ended December 31, 2009, 2008 and 2007 have been derived from the Company’s audited consolidated financial statements and the related notes included elsewhere herein. The selected historical consolidated financial data as of December 31, 2007, 2006 and 2005 and for the years ended December 31, 2006 and 2005, has been derived from the Company’s audited financial statements for such years, which are not included herein. The selected historical consolidated financial data set forth below are not necessarily indicative of the results of future operations and should be read in conjunction with the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the historical consolidated financial statements and accompanying notes included elsewhere herein.

	As of and for the Year Ended December 31,
	2009	2008	2007	2006	2005
	(dollars in thousands)
	(note 8)
Statement of Operations Data:
Operating revenue
Home sales	$253,874	$468,452	$1,002,549	$1,478,694	$1,745,067
Lots, land and other sales(1)	21,220	39,512	102,808	13,527	111,316
Construction services(2)	34,149	18,114	—	—	—

	309,243	526,078	1,105,357	1,492,221	1,856,383

Operating costs
Cost of sales—homes	(219,486)	(439,276)	(873,228)	(1,160,614)	(1,307,027)
Cost of sales—lots, land and other(1)	(131,640)	(47,599)	(205,603)	(16,524)	(44,774)
Impairment loss on real estate assets(3)	(45,269)	(135,311)	(231,120)	(39,895)	(4,600)
Impairment loss on goodwill(4)	—	(5,896)	—	—	—
Construction services(2)	(28,486)	(15,431)	—	—	—
Sales and marketing	(17,636)	(40,441)	(66,703)	(72,349)	(59,422)
General and administrative	(21,027)	(27,645)	(37,472)	(61,390)	(90,045)
Other	(6,580)	(4,461)	(903)	(6,502)	(2,450)

	(470,124)	(716,060)	(1,415,029)	(1,357,274)	(1,508,318)

Equity in (loss) income of unconsolidated joint ventures	(420)	(3,877)	304	3,242	4,301
Operating (loss) income	(161,301)	(193,859)	(309,368)	138,189	352,366
Gain on retirement of debt(5)	78,144	54,044	—	—	—
Interest expense, net of amounts capitalized(6)	(35,902)	(24,440)	—	—	—
Financial advisory expenses	—	—	—	(3,165)	(2,191)
Other (expense) income, net	(3,802)	579	3,744	5,599	2,176

(Loss) income before benefit (provision) for income taxes	(122,861)	(163,676)	(305,624)	140,623	352,351
Benefit(provision) for income taxes	101,908	41,592	(32,658)	(48,931)	(124,149)

Consolidated net (loss) income	(20,953)	(122,084)	(338,282)	91,692	228,202
Less: net loss (income) – noncontrolling interest	428	10,446	(11,126)	(16,914)	(37,571)

Net(loss) income	$(20,525)	$(111,638)	$(349,408)	$74,778	$190,631

Balance Sheet Data:
Cash and cash equivalents	$117,587	$67,017	$73,197	$38,732	$52,369
Real estate inventories
Owned(3)	523,336	754,489	1,061,660	1,431,753	1,303,476
Not owned	55,270	107,763	144,265	200,667	115,772
Total assets	860,099	1,044,843	1,375,328	1,878,595	1,691,002
Total debt	590,290	670,905	814,485	851,314	672,536
Equity	158,199	241,541	338,772	735,254	770,072
Operating Data (including consolidated joint ventures) (unaudited):
Number of net new home orders	869	1,221	1,855	2,202	3,321
Number of homes closed	915	1,260	2,182	2,887	3,196
Average sales price of homes closed	$278	$372	$460	$512	$546
Cancellation rates	21%	28%	33%	33%	16%
Backlog at end of period, number of homes(7)	194	240	279	606	1,291
Backlog at end of period, aggregate sales value(7)	$56,472	$80,750	$107,893	$295,505	$691,627

(1)

On December 24, 2009, the Company consummated the sale of certain real property (comprising approximately 165 acres) in San Bernardino County, California; San Diego County California; Clark County, Nevada; and Maricopa County, Arizona, for an aggregate sales price of $13.6 million. The book value of these properties on the closing date as reflected on the consolidated balance sheet of the Company and its subsidiaries was approximately $84.2 million. The Company entered into these transactions to generate cash flow, to reduce overall debt and to re-invest the cash by purchasing land in certain of its improving markets. The best economic value to the Company of these lots was to sell them in their current condition as opposed to holding the lots and eventually building and selling homes. The Company continues to evaluate land values to determine whether to hold for development or to sell at current prices.

On December 26, 2007 and January 7, 2008, the Company entered into ten separate agreements with various affiliates of one of its equity partners (the “Equity Partner Agreements”). Pursuant to the Equity Partner Agreements, the Company agreed to sell to the equity partner affiliates 604 residential lots and 5 model homes in 10 communities in Orange County, San Diego County and Ventura County, California for an aggregate sales price of $90.6 million in cash. The sale of 404 of the residential lots and the 5 model homes closed on December 27, 2007 (for an aggregate consideration of approximately $65.9 million) and the remainder of the residential lots closed on January 9, 2008. Prior to the sale, the collective net book value of these lots (as reflected on the Company’s financial statements) was approximately $210.7 million, resulting in a total loss on the sales transactions of $120.1. The loss of $40.3 million related to the portion of the land sales which closed in January 2008 has been reflected in the Consolidated Statement of Operations as Impairment Loss on Real Estate Assets for the year ended December 31, 2007.

On December 27, 2007, the Company sold certain land in San Diego County, California for $12.0 million in cash to a limited liability corporation owned indirectly by Frank T. Suryan, Jr. as Trustee of the Suryan Family Trust. Mr. Suryan is Chairman and Chief Executive Officer of Lyon Capital Ventures, a company wholly owned by Frank T. Suryan, Jr., General William Lyon, Chairman and Chief Executive Officer of the Company, and two trusts whose sole beneficiary is William H. Lyon, President of the Company. The Company received a report from a third-party valuation and financial advisory services firm as to the reasonableness of the sales price in the transaction. Further, the transaction was unanimously approved by all disinterested members of the Board of Directors. Prior to the sale, the net book value of this land (as reflected on the Company’s financial statements) was approximately $18.7 million, resulting in a loss on the transaction of $6.7 million.

(2)

The Company accounts for construction management agreements using the Percentage of Completion Method in accordance with FASB ASC Topic 605 Revenue Recognition. Under ASC 605, the Company records revenues and expenses as work on a contract progresses, and based on the percentage of costs incurred to date compared to the total estimated costs of the contract. Based on the provisions of ASC 605, the Company has recorded construction services revenues and expenses of $34.1 million and $28.5 million, respectively for the year ended December 31, 2009 and $18.1 million and $15.4 million, respectively, for the year ended December 31, 2008, in the accompanying consolidated statement of operations. The Company entered into construction management agreements to build and market homes in 5 separate communities. For such services, the Company will receive fees (generally 5 percent of the sales price, as defined) and may, under certain circumstances, receive additional compensation if certain financial thresholds are achieved.

(3)

The results of operations for the years ended December 31, 2009, 2008, 2007, 2006 and 2005, include non-cash charges of $45.3 million, $135.3 million, $231.1 million, $39.9 million and $4.6 million to record impairment losses on real estate assets held by the Company at certain of its homebuilding projects. The impairments were primarily attributable to slower than anticipated home sales and lower than anticipated net revenue. At two of the Company’s projects at the end of 2009, impairment loss was primarily attributable to an increase in interest cost allocated to the project related to the addition of the Senior Secured Term Loan at 14% interest. In addition, the Company decreased base sales prices and increased certain incentives related to the projects, which is a strategy to improve sales absorption rates. As a result, the future undiscounted cash flows estimated to be generated were determined to be less than the carrying amount of the assets. Accordingly, the related real estate assets were written-down to their estimated fair value. The non-cash charges are reflected as impairment loss on real estate assets in the accompanying consolidated statements of operations. The Company accounts for its real estate inventories under FASB ASC Topic 360, Property, Plant and Equipment, which is described more fully below in the section entitled “Impairment on Real Estate Inventories.”

(4)

The amount paid for business acquisitions over the net fair value of assets acquired and liabilities assumed is reflected as goodwill, which is subject to FASB ASC Topic 350, Intangibles—Goodwill and Other. The Company reviewed goodwill for impairment on an annual basis or when indicators of impairment exist. Evaluating goodwill for impairment involves the determination of the fair value of the Company’s reporting units in which the Company has recorded goodwill. A reporting unit is a component of an operating segment for which discrete financial information is available and reviewed by the Company’s management on a regular basis. Inherent in the determination of fair value are judgments and assumptions, including the interpretation of current economic conditions and market valuations. Due to deterioration in market conditions, the Company recorded an impairment charge on goodwill of $5.9 million during the year ended December 31, 2008. The Company did not incur impairment charges on goodwill during the years ended December 31, 2009, 2007, 2006 and 2005.

(5)

On June 10, 2009, the Company’s wholly-owned subsidiary, William Lyon Homes, Inc., a California corporation (“California Lyon”), consummated a cash tender offer (the “Tender Offer”) to purchase a portion of its outstanding Senior Notes, on the terms and subject to the conditions set forth in its offer to purchase, as amended. The principal amount of Senior Notes purchased by California Lyon on settlement of the Tender Offer totaled $53.2 million, including $29.1 million of the 7  5/8% Senior Notes due 2012, $2.4 million of the 10 3/4% Senior Notes due 2013, and $21.7 million of the 7 1/2% Senior Notes due 2014. The aggregate Tender Offer consideration paid totaled $14.9 million, plus accrued interest. The net gain resulting from the Tender Offer, after closing costs, was $37.0 million.

Also, during 2009, the Company purchased, in privately negotiated transactions, a total of $103.7 million principal amount of its outstanding Senior Notes at a cost of $61.2 million, plus accrued interest. The net gain resulting from the purchases, after giving effect to amortization of related deferred loan costs was $41.1 million.

In October 2008, the Company purchased, in privately negotiated transactions, $71.9 million principal amount of its outstanding Senior Notes at a cost of $16.7 million, plus accrued interest. The net gain resulting from the purchases, after giving effect to amortization of related deferred loan costs was $54.0 million.

(6)

During the years ended December 31, 2009 and 2008, the Company reported interest expense, due to a decrease in real estate assets which qualify for interest capitalization during the 2009 and 2008 periods.

(7)

Backlog consists of homes sold under pending sales contracts that have not yet closed, some of which are subject to contingencies, including mortgage loan approval and the sale of existing homes by customers. There can be no assurance that homes sold under pending sales contracts will close. Of the total homes sold subject to pending sales contracts as of December 31, 2009, 190 represent homes completed or under construction and 4 represent homes not yet under construction. Backlog as of all dates is unaudited.

(8)

The FASB issued guidance now codified as FASB ASC Topic 810, Consolidation, which addresses the consolidation of variable interest entities (“VIEs”). Under this guidance, arrangements that are not controlled through voting or similar rights are accounted for as VIEs. An enterprise is required to consolidate a VIE if it is the primary beneficiary of the VIE. Accordingly, the assets, liabilities and operations of these joint ventures have been consolidated with the Company’s financial statements for the periods presented. The adoption of this guidance has not affected the Company’s consolidated net income.

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

The Company is primarily engaged in the design, construction and sale of single family detached and attached homes in California, Arizona and Nevada. Since the founding of its predecessor in 1956, on a combined basis the Company has sold over 72,000 homes. The Company conducts its homebuilding operations through four reportable operating segments: Southern California, Northern California, Arizona and Nevada. For the year ended December 31, 2009, on a consolidated basis the Company had revenues from home sales of $253.9 million and delivered 915 homes, which includes $5.6 million of revenue and 17 delivered homes from consolidated joint ventures.

The Company and certain of its subsidiaries are general partners or members in joint ventures involved in the development and sale of residential projects. As described more fully in “Critical Accounting Policies—Variable Interest Entities” certain joint ventures have been determined to be variable interest entities in which the Company is considered the primary beneficiary. Accordingly, the assets, liabilities and operations of these joint ventures have been consolidated with the Company’s financial statements as of and for the years ended December 31, 2009 and 2008. Because the Company already recognizes its proportionate share of joint venture earnings and losses under the equity method of accounting, the adoption of the accounting for variable interest entities did not affect the Company’s consolidated net income. The financial statements of joint ventures in which the Company is not considered the primary beneficiary are not consolidated with the Company’s financial statements. The Company’s investments in unconsolidated joint ventures are accounted for using the equity method because the Company has a 50% or less voting or economic interest (and thus such joint ventures are not controlled by the Company). Income allocations and cash distributions to the Company from the unconsolidated joint ventures are based on predetermined formulas between the Company and its joint venture partners as specified in the applicable partnership or operating agreements.

The Company evaluates homebuilding assets for impairments when indicators of potential impairments are present. Indicators of potential impairment include but are not limited to a decrease in housing market values and sales absorption rates. Given the current market conditions in the homebuilding industry, the Company evaluates all homebuilding assets for impairments each quarter. Comparing the 2009 period to the 2008 period, homebuilding revenues decreased 46% to $253.9 million in the 2009 period from $468.5 million in the 2008 period, the average sales price for homes closed decreased 25% to $277,500 in the 2009 period from $371,800 in the 2008 period and net new home orders decreased 29% to 869 in the 2009 period from 1,221 in the 2008 period. During 2009, the Company recorded impairment losses on real estate assets of $45.3 million. If the Company continues to experience reduced absorption rates and reduced sales prices, the potential for additional inventory impairment will increase.

Results of Operations

Beginning in 2006 and continuing into the beginning of 2009, the homebuilding industry experienced decreased demand for housing and declining sales prices. These conditions were the result of an erosion of homebuyer confidence which was driven by increases in unemployment, limited availability of mortgage financing due to stress in the mortgage and credit markets, price instability, increasing foreclosures and increased levels of housing inventory in the market. In certain of the Company’s markets, however, the Company has experienced steadying sales absorption rates, a decrease in sales incentives and an increase in base pricing, while homebuilding costs continue to decrease. In Southern California, net new home orders per average sales location increased to 50.0 during the year ended December 31, 2009 from 30.8 for the same period in 2008. In Arizona, net new home orders per average sales location increased to 49.3 during the year ended December 31, 2009 from 45.8 for the same period in 2008. In addition, the Company’s cancellation rate decreased to 21% in the 2009 period compared to 28% in the 2008 period, particularly impacted by Southern California of 19% in the 2009 period compared to 30% in the 2008 period and Arizona of 13% in the 2009 period compared to 22% in the 2008 period. In addition, the Company experienced increased homebuilding gross margin percentages of 13.5% in the 2009 period compared to 6.2% in the 2008 period particularly impacted by Southern California gross margins of 15.6% in the 2009 period compared to 7.5% in the 2008 period and Northern California gross margins of 13.8% in the 2009 period compared to (2.6)% in the 2008 period. On November 6, 2009, the Worker, Homeownership, and Business Assistance Act of 2009 was enacted into law, which extended and expanded the current homebuyer federal tax credit until April 30, 2010. While the ultimate impact of this legislation is not yet determinable, the Company believes that it has had a modest stimulative impact on the demand for new housing in its markets. It is possible that when this tax credit expires, it could have a negative impact on the demand for new housing.

Comparisons of Years Ended December 31, 2009 and 2008

On a combined basis, the number of net new home orders for the year ended December 31, 2009 decreased 29% to 869 homes from 1,221 homes for the year ended December 31, 2008. The number of homes closed on a combined basis for the year ended December 31, 2009 decreased 27% to 915 homes from 1,260 homes for the year ended December 31, 2008. The cancellation rate of buyers who contracted to buy a home but did not close escrow at the Company’s projects was approximately 21% during 2009 and 28% during 2008. The inventory of completed and unsold homes was 39 homes as of December 31, 2009, compared to 80 homes as of December 31, 2008.

On a combined basis, the backlog of homes sold but not closed as of December 31, 2009 was 194 homes, down 19% from 240 homes as of December 31, 2008. Homes in backlog are generally closed within three to six months. The dollar amount of backlog of homes sold but not closed on a combined basis as of December 31, 2009 was $56.5 million, down 30% from $80.8 million as of December 31, 2008.

The Company’s average number of sales locations decreased for the year ended December 31, 2009 to 25, down 43% from 44 for the year ended December 31, 2008. In addition, the Company temporarily suspended the development of certain projects, which will be re-opened when management believes economic conditions stabilize. The Company’s number of new home orders per average sales location increased from 27.8 for the year ended December 31, 2008 to 34.8 for the year ended December 31, 2009.

	Year Ended December 31,		Increase (Decrease)
	2009	2008	Amount	%
Number of Net New Home Orders
Southern California	450	586	(136)	(23)%
Northern California	102	238	(136)	(57)%
Arizona	197	183	14	8%
Nevada	120	214	(94)	(44)%

Total	869	1,221	(352)	(29)%

Cancellation Rate	21%	28%	(7)%

Three of the Company’s homebuilding segments experienced declines in net new home orders during the year ended December 31, 2009. The decrease in new home orders during the 2009 period in these three segments was attributable to a decrease in the number of sales locations. However, the Company’s Arizona segment experienced a slight increase in new home orders during this same period. This is primarily due to (i) a decrease in the cancellation rate in Arizona to 13% in 2009 from 22% in 2008 and (ii) due to the federal income tax credit for first time home buyers.

Cancellation rates during the year ended December 31, 2009 decreased to 21% in the 2009 period from 28% during the 2008 period. The decline resulted from a decrease in the cancellation rate in three of the Company’s homebuilding segments. In Southern California to 19% in the 2009 period from 30% in the 2008 period, in Northern California to 28% in the 2009 period from 29% in the 2008 period, in Arizona to 13% in the 2009 period from 22% in the 2008 period and an increase in Nevada to 30% in the 2009 period from 28% in the 2008 period. The decrease in cancellation rates, period over period, could result in continued future stabilization in certain of the homebuilding markets in which the Company operates.

	Year Ended December 31,		Increase (Decrease)
	2009	2008	Amount	%
Average Number of Sales Locations
Southern California	9	19	(10)	(53)%
Northern California	4	10	(6)	(60)%
Arizona	4	4	—	—%
Nevada	8	11	(3)	(27)%

Total	25	44	(19)	(43)%

The average number of sales locations decreased in each homebuilding segment, except for Arizona, during the year ended December 31, 2009, primarily due to (i) temporarily suspending the development of certain projects throughout the Company and (ii) final deliveries in certain projects.

	December 31,		Increase (Decrease)
	2009	2008	Amount	%
Backlog (units)
Southern California	158	134	24	18%
Northern California	6	48	(42)	(88)%
Arizona	17	34	(17)	(50)%
Nevada	13	24	(11)	(46)%

Total	194	240	(46)	(19)%

The Company’s backlog at December 31, 2009 decreased 19% from levels at December 31, 2008, primarily resulting from a decrease in the average number of sales locations, as described above, and a decrease in the number of net new home orders. The decrease in backlog during this period reflects a decrease in net new order activity of 29% to 869 homes in the 2009 period compared to 1,221 homes in the 2008 period and a decrease in number of homes closed by 27% to 915 in the 2009 period from 1,260 in the 2008 period.

	December 31,		Increase (Decrease)
	2009	2008	Amount	%
Backlog (dollars)
Southern California	$48,681	$55,065	$(6,384)	(12)%
Northern California	2,479	13,669	(11,190)	(82)%
Arizona	2,716	6,177	(3,461)	(56)%
Nevada	2,596	5,839	(3,243)	(56)%

Total	$56,472	$80,750	$(24,278)	(30)%

The dollar amount of backlog of homes sold but not closed on a combined basis as of December 31, 2009 was $56.5 million, down 30% from $80.8 million as of December 31, 2008. The significant decrease in backlog during this period reflects a decrease in net new order activity of 29% to 869 homes in the 2009 period compared to 1,221 homes in the 2008 period. In addition, the dollar amount of backlog is affected by recent average sales prices for new home orders, and the Company experienced a decrease of 13% in the average sales price of homes in backlog to $291,100 as of December 31, 2009 compared to $336,500 as of December 31, 2008. The product mix at the Company’s projects has shifted in 2009. There are no homes in backlog greater than $500,000 per unit at December 31, 2009, compared to 48 homes in backlog greater than $500,000 per unit at December 31, 2008.

In Southern California, the dollar amount of backlog decreased 12% to $48.7 million as of December 31, 2009 from $55.1 million as of December 31, 2008, which is attributable to a 23% decrease in net new home orders in Southern California to 450 homes in the 2009 period compared to 586 homes in the 2008 period, and a 25% decrease in the average sales price of homes in backlog to $308,100 as of December 31, 2009 compared to $410,900 as of December 31, 2008. In Southern California, the cancellation rate decreased to 19% for the period ended December 31, 2009 from 30% for the period ended December 31, 2008.

In Northern California, the dollar amount of backlog decreased 82% to $2.5 million as of December 31, 2009 from $13.7 million as of December 31, 2008, which is attributable to a 57% decrease in net new home orders in Northern California to 102 homes in the 2009 period compared to 238 homes in the 2008 period, and a decrease in homes in backlog to 6 homes at December 31, 2009 from 48 homes at December 31, 2008. The decrease in homes in backlog is due to a lack of open projects in the division. At December 31, 2009, Northern California had 2 open projects with 42 homes to sell. These decreases were offset by an increase of 45% in the average sales price of homes in backlog to $413,800 as of December 31, 2009 compared to $284,800 as of December 31, 2008, which is primarily due to product mix of remaining projects. In Northern California the cancellation rate decreased slightly to 28% for the period ended December 31, 2009 from 29% for the period ended December 31, 2008.

In Arizona, the dollar amount of backlog decreased 56% to $2.7 million as of December 31, 2009 from $6.2 million as of December 31, 2008, which is attributable to a 50% decrease in homes in backlog to 17 homes at December 31, 2009 from 34 homes at December 31, 2008 and to a 12% decrease of in the average sales price of homes in backlog to $159,800 as of December 31, 2009 compared to $181,700 as of December 31, 2008. In Arizona, the cancellation rate decreased to 13% for the period ended December 31, 2009 from 22% for the period ended December 31, 2008.

In Nevada, the dollar amount of backlog decreased 56% to $2.6 million as of December 31, 2009 from $5.8 million as of December 31, 2008, which is attributable to a 46% decrease in homes in backlog to 13 homes at December 31, 2009 from 24 homes at December 31, 2008 and a 18% decrease in the average sales price of homes in backlog to $199,700 as of December 31, 2009 compared to $243,300 as of December 31, 2008. In Nevada, the cancellation rate increased to 30% for the period ended December 31, 2009 from 28% for the period ended December 31, 2008.

The decrease in the dollar amount of backlog of homes sold but not closed as described above generally results in a reduction in operating revenues in the subsequent period as compared to the previous period. Revenue from sales of homes decreased 46% to $253.9 million during the period ended December 31, 2009 from $468.5 million during the period ended December 31, 2008. A decrease in homebuilding revenues on a project basis is a potential indicator for impairment. If market prices and home values decrease in certain of the Company’s projects and cancellation rates increase in the future, the Company’s revenue and liquidity would likely be negatively impacted.

	Year Ended December 31,		Increase (Decrease)
	2009	2008	Amount	%
Number of Homes Closed
Southern California	426	594	(168)	(28)%
Northern California	144	233	(89)	(38)%
Arizona	214	216	(2)	(1)%
Nevada	131	217	(86)	(40)%

Total	915	1,260	(345)	(27)%

During the year ended December 31, 2009, the number of homes closed decreased 27%. The decrease was primarily driven by a decrease in the average number of sales locations to 25 in 2009 from 44 in the 2008 period and by the Company temporarily suspending the development of certain projects as discussed above.

	Year Ended December 31,		Increase (Decrease)
	2009	2008	Amount	%
Home Sales Revenue
Southern California	$141,884	$280,611	$(138,727)	(49)%
Northern California	43,211	80,292	(37,081)	(46)%
Arizona	39,619	49,188	(9,569)	(19)%
Nevada	29,160	58,361	(29,201)	(50)%

Total	$253,874	$468,452	$(214,578)	(46)%

The decrease in homebuilding revenue of 46% to $253.9 million during the year ended December 31, 2009 from $468.5 million during the year ended December 31, 2008 is primarily attributable to a decrease in the number of homes closed to 915 during the 2009 period from 1,260 during the 2008 period and a decrease in the average sales price of homes closed to $277,500 during the 2009 period from $371,800 during the 2008 period.

	Year Ended December 31,		Increase (Decrease)
	2009	2008	Amount	%
Average Sales Price of Homes Closed
Southern California	$333,100	$472,400	$(139,300)	(29)%
Northern California	300,100	344,600	(44,500)	(13)%
Arizona	185,100	227,700	(42,600)	(19)%
Nevada	222,600	268,900	(46,300)	(17)%

Total	$277,500	$371,800	$(94,300)	(25)%

The average sales price of homes closed during the year ending December 31, 2009 decreased in each segment due to increased levels of sales incentives in response to lower demand for new homes and a change in product mix.

	Year Ended December 31,		Increase (Decrease)
	2009	2008
Homebuilding Gross Margin (Loss) Percentage
Southern California	15.6%	7.5%	8.1%
Northern California	13.8%	(2.6)%	16.4%
Arizona	7.0%	12.7%	(5.7)%
Nevada	12.2%	7.0%	5.2%

Total	13.5%	6.2%	7.3%

Homebuilding gross margin (loss) percentage during the year ended December 31, 2009 increased to 13.5% from 6.2% during the year ended December 31, 2008 which is primarily attributable to home closings in projects where previous impairment losses had been incurred, which reduced each project’s land basis and by a decrease in the average cost per home closed of 31% from $348,600 in the 2008 period to $239,900 in the 2009 period offset by a decrease in the average sales price of homes closed of 25% from $371,800 in the 2008 period to $277,500 in the 2009 period.

Homebuilding gross margins may be negatively impacted by a weak economic environment, which includes homebuyers’ reluctance to purchase new homes, increase in foreclosure rates, tightening of mortgage loan origination requirements, high cancellation rates, which could affect our ability to maintain existing home prices and/or home sales incentive levels and continued deterioration in the demand for new homes in our markets, among other things.

Lots, Land and Other

Land sales revenue was $21.2 million during the year ended December 31, 2009, compared with $39.5 million for the year ended December 31, 2008. During 2009 and 2008, in response to the slow-down in the homebuilding industry, the Company entered into certain land sales transactions to improve its liquidity and to reduce its overall debt. On December 24, 2009, the Company consummated the sale of certain real property (comprising approximately 165 acres) in San Bernardino County, California; San Diego County, California; Clark County, Nevada; and Maricopa County, Arizona, for an aggregate sales price of $13.6 million. The aggregate book value of these properties on the closing date as reflected on the consolidated balance sheet of the Company and its subsidiaries was approximately $84.2 million. The Company entered into these land sales transactions to generate cash flow, to reduce overall debt and to re-invest the cash by purchasing land in certain of its improving markets. The Company determined that the best economic value to the Company of these lots was to sell them in their current condition as opposed to holding the lots and eventually building and selling homes. The Company continues to evaluate its options and the marketplace with respect to developing lots.

During the years ended December 31, 2009 and 2008, the Company recorded gross loss related to land sales of $(110.4) million and $(8.1) million, respectively. Included in these amounts are the write-off of land deposits and pre-acquisition costs of $37.9 million and $6.6 million, respectively, related to future projects which the Company has concluded are not currently economically viable. The write-off of land deposits and pre-acquisition costs of $37.9 million occurred during the first quarter of the year ended December 31, 2009 are attributable to projects held in three of its land banking arrangements. In the fourth quarter of 2009, for one of these land banking arrangements, the Company subsequently purchased the remaining 51 lots for the contracted price after the Company had written off the deposits that would have been included in the land basis of these lots. Management of the Company determined that the remaining purchase prices of the lots in the arrangements were priced above current market values.

Construction Services Revenue

Construction services revenue, which is all recognized in Southern California, was $34.1 million during the year ended December 31, 2009, compared with $18.1 million in the 2008 period. See Note 1 to “Notes to Consolidated Financial Statements” for further discussion.

	Year Ended December 31,		Increase (Decrease)
	2009	2008
Impairment Loss on Real Estate Assets
Land under development and homes completed and under construction
Southern California	$19,518	$39,925	$(20,407)
Northern California	6,144	24,063	(17,919)
Arizona	—	1,086	(1,086)
Nevada	6,254	18,100	(11,846)

Total	$31,916	$83,174	$(51,258)

Land held-for-sale or sold
Southern California	$—	$—	$—
Northern California	—	27,394	(27,394)
Arizona	—	13,170	(13,170)
Nevada	13,353	11,573	1,780

Total	13,353	52,137	(38,784)

Total Impairment Loss on Real Estate Assets	$45,269	$135,311	$(90,042)

The impairment loss related to land under development and homes completed and under construction incurred during the year ended December 31, 2009, primarily resulted from decreases in home sales prices, due to increased sales incentives, and the continued deterioration in the homebuilding industry. At two of the Company’s projects, impairment loss was primarily attributable to an increase in interest cost allocated to the project related to the addition of the Senior Secured Term Loan at 14% interest. In addition, the Company decreased base sales prices and increased certain incentives related to the projects, which is a strategy to improve sales absorption rates. During the 2009 period, the Company increased the discount rates used in the estimated discounted cash flow assessments to a range of 19% to 27%. These rates resulted from an increase in the leverage component of our discount rate related to the interest cost on the Senior Secured Term Loan (14%) and a decrease in risk-related discount rates in California projects due to improving market conditions, including: (i) a decrease in the cancellation rate in Southern California to 19% in the 2009 period from 30% in the 2008 period, (ii) an increase of 8.1% in the Southern California gross margin percentage and (iii) an increase in the number of net home order per sale location from 30.8 in the 2008 period to 50.0 in the 2009 period.

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

	Year Ended December 31,		Increase (Decrease)
	2009	2008	Amount	%
Sales and Marketing Expense
Homebuilding
Southern California	$9,537	$23,909	$(14,372)	(60)%
Northern California	3,499	8,742	(5,243)	(60)%
Arizona	2,350	3,265	(915)	(28)%
Nevada	2,250	4,525	(2,275)	(50)%

Total	$17,636	$40,441	$(22,805)	(56)%

Sales and marketing expense decreased $22.8 million to $17.6 million in the 2009 period from $40.4 million in the 2008 period primarily due to (i) a decrease of $3.6 million in sales model operating costs and (ii) a decrease of $9.3 million in advertising, due to the decrease in the average number of sales locations to 25 in the 2009 period from 44 in the 2008 period. In addition, direct selling expenses decreased approximately $9.6 million, including $4.9 million in sales commissions due to the reduction in units closed and reduction in revenue from home sales in 2009 as compared to 2008, a decrease of $4.0 million in commissions paid to outside brokers in 2009 as compared to 2008, and a decrease of $0.8 million in seller closing costs in 2009 as compared to 2008.

	Year Ended December 31,		Increase (Decrease)
	2009	2008	Amount	%
General and Administrative Expenses
Homebuilding
Southern California	$3,982	$5,694	$(1,712)	(30)%
Northern California	2,317	3,704	(1,387)	(37)%
Arizona	2,358	3,672	(1,314)	(36)%
Nevada	2,558	2,708	(150)	(6)%
Corporate	9,812	11,867	(2,055)	(17)%

Total	$21,027	$27,645	$(6,618)	(24)%

General and administrative expenses decreased $6.6 million, or 24%, in the 2009 period to $21.0 million from $27.6 million in the 2008 period primarily as a result of a decrease in salaries and benefits expense of $4.0 million and a $1.3 million decrease in bonus expense. As the number of active projects decline, the Company reduced staffing levels to support operations to 194 full time employees by the end of 2009 from 391 at the end of 2008. The bonus expense incurred in the 2008 and 2009 periods was a decision by management to award bonuses to employees in order to encourage employee retention and reward performance.

Other Items

Other operating costs increased to $6.6 million in the 2009 period compared to $4.5 million in the 2008 period. The increase is due to property tax expense incurred on projects declined in which development is temporarily suspended of $5.4 million in the 2009 period, compared with $2.0 million in the 2008 period. This increase was primarily driven by the increase in the number of projects put on hold as of December 31, 2009. In addition, operating losses realized by golf course operations decreased to $1.2 million in the 2009 period from $1.3 million in the 2008 period.

Equity in loss of unconsolidated joint ventures decreased to $0.4 million in the 2009 period from $3.9 million in the 2008 period, primarily due to (i) an impairment loss on real estate assets of $4.5 million recorded at one of the Company’s joint venture projects, of which $2.25 million was allocated to the Company and to the other member of the joint venture during the 2008 period compared with no impairment recorded during the 2009 period and (ii) a decrease in joint venture activity.

As described previously, during 2009, the Company purchased, $156.9 million principal amount of its outstanding Senior Notes at a cost of $77.0 million, plus accrued interest. The net gain resulting from the purchase, after giving effect to amortization of related deferred loan costs was $78.1 million. In October 2008, the Company purchased, in privately negotiated transactions, $71.9 million principal amount of its outstanding Senior Notes at a cost of $16.7 million, plus accrued interest. The net gain resulting from the purchase, after giving effect to amortization of related deferred loan costs was $54.0 million.

During the year ended December 31, 2009, the Company incurred interest related to its outstanding debt of $48.8 million and capitalized $12.9 million, resulting in net interest expense of $35.9 million. During the year ended December 31, 2008, the Company incurred interest related to its outstanding debt of $66.7 million and capitalized $42.3 million, resulting in net interest expense of $24.4 million. The year over year increase in net interest expense is due to a decrease in real estate assets which qualify for interest capitalization during the 2009 period.

Other loss primarily consists of the loss on the sale of fixed asset of $3.0 million in the 2009 period due to the sale of the Company’s aircraft as described more fully in Note 7 of “Notes to Consolidated Financial Statements”, with no comparable amount in the 2008 period.

The noncontrolling interest in loss of consolidated entities decreased to $0.4 million in the 2009 period compared to $10.4 million in the 2008 period, primarily due to a decrease in the number of joint venture homes closed to 17 in the 2009 period from 64 in 2008. In 2008, the noncontrolling interest in loss was attributable to impairment loss on real estate assets of $23.6 million recorded at two consolidated entities, of which $10.4 million was allocated to the minority member and $13.2 million was allocated to the Company.

	Year Ended December 31,		Increase (Decrease)
	2009	2008	Amount	%
(Loss) Income Before Benefit (Provision) for Income Taxes
Homebuilding
Southern California	$(57,716)	$(74,908)	$17,192	(23)%
Northern California	(37,853)	(68,913)	31,060	(45)%
Arizona	(21,451)	(17,746)	(3,605)	20%
Nevada	(70,915)	(37,265)	(33,650)	90%
Corporate	65,074	35,256	29,818	58%

Total	$(122,861)	$(163,676)	$40,815	25%

In Southern California, (loss) income before benefit (provision) for income taxes decreased 23% to $(57.7) million in the 2009 period from $(74.9) million in the 2008 period. The decrease in loss is primarily attributable to (i) a decrease in impairment loss on real estate assets to $19.5 million in the 2009 period, from $39.9 million in the 2008 period, (ii) a decrease in revenues from home sales to $141.9 million in the 2009 period, from $280.6 million in the 2008 period, (iii) loss on land sales of $24.0 million in the 2009 period compared to a loss of $6.1 million in the 2008 period, and (iv) a decrease in sales and marketing expense to $9.5 million in the 2009 period from $23.9 million in the 2008 period.

In Northern California, (loss) income before benefit (provision) for income taxes decreased 45% to $(37.9) million in the 2009 period from $(68.9) million in the 2008 period. The decrease in loss is primarily attributable to (i) a decrease in impairment loss on real estate assets to $6.1 million in the 2009 period from $51.5 million in the 2008 period, (ii) a decrease in revenues from home sales to $43.2 million in the 2009 period from $80.3 million in the 2008 period, and (iii) a decrease in sales and marketing expense to $3.5 million in the 2009 period from $8.7 million in the 2008 period.

In Arizona, (loss) income before benefit (provision) for income taxes increased to a loss of $(21.5) million in the 2009 period from a loss of $(17.8) million in the 2008 period. The change is primarily attributable to the loss on land sales of $14.0 million in the 2009 period compared to $0.8 million in the 2008 period, offset by (i) a decrease in impairment loss on real estate assets from $14.3 million in the 2008 period to zero in the 2009 period, (ii) a decrease in revenues from home sales to $39.6 million in the 2009 period from $49.2 million in the 2008 period and (iii) a decrease in sales and marketing expense to $2.4 million in the 2009 period from $3.3 million in the 2008 period.

In Nevada, (loss) income before benefit (provision) for income taxes increased 90% to $(70.9) million in the 2009 period from $(37.3) million in the 2008 period. The increase in loss is primarily attributable to (i) a loss on land sales of $43.0 million in the 2009 period with no comparable loss in the 2008 period, (ii) a decrease in impairment loss on real estate assets to $19.6 million in the 2009 period from $29.7 million in the 2008 period, (iii) a decrease in revenues from home sales to $29.2 million in the 2009 period from $58.4 million in the 2008 period and (iv) a decrease in sales and marketing expense to $2.3 million in the 2009 period from $4.5 million in the 2008 period.

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

Income Taxes

On November 6, 2009, an expanded carry back election was signed into law as part of the Worker, Homeownership, and Business Assistance Act of 2009. As a result of this legislation, the Company elected to carry back for five years the taxable losses generated in 2009. The Company recorded a deferred tax asset and related income tax benefit of $101.8 million. The recorded deferred tax asset reflects the anticipated tax refund for the carry back of the estimated 2009 tax loss to 2004 and 2005. As of December 31, 2009, the deferred tax asset was reclassified to income tax refunds receivable and the tax benefit was recorded as benefit from provision for income taxes in the accompanying consolidated balance sheet and statement of operations.

Net Loss

As a result of the foregoing factors, net loss for the year ended December 31, 2009 was $20.5 million compared to net loss for the year ended December 31, 2008 of $111.6 million.

	December 31,		Increase (Decrease)
	2009	2008	Amount	%
Lots Owned and Controlled
Lots Owned
Southern California	1,139	1,607	(468)	(29)%
Northern California	478	1,166	(688)	(59)%
Arizona	4,985	5,993	(1,008)	(17)%
Nevada	2,522	2,839	(317)	(11)%

Total	9,124	11,605	(2,481)	(21)%

Lots Controlled(1)
Southern California	439	406	33	8%
Arizona	767	321	446	139%

Total	1,206	727	479	66%

Total Lots Owned and Controlled	10,330	12,332	(2,002)	(16)%

(1)	Lots controlled may be purchased by the Company as consolidated projects or may be purchased by newly formed unconsolidated joint ventures.

Total lots owned and controlled has decreased 16% from 12,332 lots owned and controlled at December 31, 2008 to 10,330 lots at December 31, 2009. The decrease is primarily due to the closing of 915 homes during the 2009 period and the strategic sale of land in California during the period, offset by certain lot acquisitions during the period.

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

Each of the Company’s homebuilding segments experienced declines in net new home orders during the year ended December 31, 2008 and most notably in Southern California and Arizona. Net new home orders during the year ended December 31, 2008 in each of the Company’s segments were negatively impacted by the unstable economic conditions and continued down-turn in the homebuilding industry in the 2008 period. Net new home orders during the twelve months ended December 31, 2008 decreased 34% on a consolidated basis, mostly due to the decline in housing demand as discussed previously.

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

The dollar amount of backlog of homes sold but not closed on a combined basis as of December 31, 2008 was $80.8 million, down 25% from $107.9 million as of December 31, 2007. The significant decrease in backlog during this period reflects a decrease in net new order activity of 34% to 1,221 homes in the 2008 period compared to 1,855 homes in the 2007 period. In addition, the dollar amount of backlog is affected by recent average sales prices for new home orders, and the Company experienced a decrease of 13% in the average sales price of homes in backlog to $336,500 as of December 31, 2008 compared to $386,700 as of December 31, 2007. An increase in the Company’s cancellation rates generally has an adverse effect on the Company’s backlog.

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

	Year Ended December 31,		Increase (Decrease)
	2008	2007	Amount	%
Home Sales Revenue
Southern California	$280,611	$696,655	$(416,044)	(60)%
Northern California	80,292	102,432	(22,140)	(22)%
Arizona	49,188	114,903	(65,715)	(57)%
Nevada	58,361	88,559	(30,198)	(34)%

Total	$468,452	$1,002,549	$(534,097)	(53)%

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

Lots, Land and Other

Land sales revenue was $39.5 million during the year ended December 31, 2008, compared with $102.8 million for the year ended December 31, 2007. During 2007 and 2008, in response to the slow-down in the homebuilding industry, the Company entered into certain land sales transactions to improve its liquidity and to reduce its overall debt. On December 26, 2007 and January 7, 2008, the Company entered into separate agreements with various affiliates of one of its joint venture equity partners (the “Equity Partner Agreements”). Pursuant to the Equity Partner Agreements, the Company agreed to sell to the affiliates 604 residential lots and 5 model homes in 10 communities in Orange County, San Diego County and Ventura County, California for an aggregate purchase price of $90.6 million in cash. The purchase and sale of 404 of the residential lots and the 5 model homes closed on December 27, 2007 (for an aggregate consideration of approximately $65.9 million) and the remainder of the residential lots closed on January 9, 2008. During the years ended December 31, 2008 and 2007, the Company recorded gross (loss) related to land sales of $(8.1) million and $(102.8) million, respectively. Included in these amounts are the write-off of land deposits and pre-acquisition costs of $6.6 million and $19.8 million, respectively, related to future projects which the Company has concluded are not currently economically viable.

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

	Year Ended December 31,		Increase (Decrease)
	2008	2007	Amount	%
Sales and Marketing Expenses
Homebuilding
Southern California	$23,909	$40,165	$(16,256)	(40)%
Northern California	8,742	11,650	(2,908)	(25)%
Arizona	3,265	8,074	(4,809)	(60)%
Nevada	4,525	6,814	(2,289)	(34)%

Total	$40,441	$66,703	$(26,262)	(39)%

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

General and administrative expenses decreased $9.8 million, or 26%, in the 2008 period to $27.6 million from $37.5 million in the 2007 period primarily as a result of a decrease in salaries and benefits expense of $11.8 million, offset by an increase in bonus expense of $1.4 million. As the number of active projects and the number of sales orders continues to decline, the Company has reduced staffing levels to support current operations. The bonus expense incurred in the 2008 period was a decision by management to award bonuses to employees in order to encourage employee retention, which was determined on a subjective basis.

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

Noncontrolling interest in loss (income) of consolidated entities decreased to noncontrolling interest in loss of $10.4 million in the 2008 period compared to noncontrolling interest in income of $(11.1) million in the 2007 period, primarily due to a decrease in the number of joint venture homes closed to 64 in the 2008 period from 219 in 2007. The noncontrolling interest in loss was attributable to impairment loss on real estate assets of $23.6 million recorded at two consolidated entities, of which $10.4 million was allocated to the minority member and $13.2 million was allocated to the Company.

In October 2008, the Company purchased, in privately negotiated transactions, $71.9 million principal amount of its outstanding Senior Notes at a cost of $16.7 million, plus accrued interest. The net gain resulting from the purchase, after giving effect to amortization of related deferred loan costs was $54.0 million.

During the year ended December 31, 2008, the Company incurred interest related to its outstanding debt of $66.7 million and capitalized $42.3 million, resulting in net interest expense of $24.4 million, with no comparable amount in the 2007 period, due to a decrease in real estate assets which qualify for interest capitalization during the 2008 period.

	Year Ended December 31,		Increase (Decrease)
	2008	2007	Amount	%
(Loss) Income Before Benefit (Provision) for Income Taxes
Homebuilding
Southern California	$(74,908)	$(212,597)	$137,689	65%
Northern California	(68,913)	(51,418)	(17,495)	(34)%
Arizona	(17,846)	21,158	(39,004)	(184)%
Nevada	(37,265)	(45,918)	8,653	19%
Corporate	35,256	(16,849)	52,105	309%

Total	$(163,676)	$(305,624)	$141,948	46%

In Southern California, (loss) income before benefit (provision) for income taxes decreased 65% to $(74.9) million in the 2008 period from $(212.6) million in the 2007 period. The decrease in loss is primarily attributable to (i) a decrease in impairment loss on real estate assets to $39.9 million in the 2008 period, from $146.6 million in the 2007 period, (ii) a decrease in revenues from home sales to $280.6 million in the 2008 period, from $696.7 million in the 2007 period, (iii) a decrease in sales and marketing expense to $23.9 million in the 2008 period from $40.2 million in the 2007 period and (iv) a decrease in general and administrative expenses to $5.7 million in the 2008 period from $8.8 million in the 2007 period.

In Northern California, (loss) income before benefit (provision) for income taxes increased 34% to $(68.9) million in the 2008 period from $(51.4) million in the 2007 period. The increase in loss is primarily attributable to (i) an increase in impairment loss on real estate assets to $51.5 million in the 2008 period from $40.9 million in the 2007 period, (ii) a decrease in revenues from home sales to $80.3 million in the 2008 period from $102.4 million in the 2007 period, (iii) a decrease in sales and marketing expense to $8.7 million in the 2008 period from $11.7 million in the 2007 period and (iv) a decrease in general and administrative expenses to $3.7 million in the 2008 period from $5.7 million in the 2007 period.

In Arizona, (loss) income before benefit (provision) for income taxes decreased to a loss of $(17.8) million in the 2008 period from income of $21.2 million in the 2007 period. The change is primarily attributable to (i) an increase in impairment loss on real estate assets to $14.3 million in the 2008 period with no comparable amount in the 2007 period, (ii) a decrease in revenues from home sales to $49.2 million in the 2008 period from $114.9 million in the 2007 period, offset by (i) a decrease in sales and marketing expense to $3.3 million in the 2008 period from $8.1 million in the 2007 period, and (ii) a 25% decrease in general and administrative expense to $3.7 million in the 2008 period compared to $4.9 million in the 2007 period.

In Nevada, (loss) income before benefit (provision) for income taxes decreased 19% to $(37.3) million in the 2008 period from $(45.9) million in the 2007 period. The decrease in loss is primarily attributable to (i) a decrease in impairment loss on real estate assets to $29.7 million in the 2008 period from $43.6 million in the 2007 period, (ii) a decrease in revenues from home sales to $58.4 million in the 2008 period from $88.6 million in the 2007 period, (iii) a decrease in sales and marketing expense to $4.5 million in the 2008 period from $6.8 million in the 2007 period and (iv) a decrease in general and administrative expense to $2.7 million in the 2008 period from $3.9 million in the 2007 period.

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

Effective January 1, 2007, the Company made an election in accordance with federal and state regulations to be taxed as an “S” corporation rather than a “C” corporation. Under this election, the Company’s taxable income flows through to and is reported on the personal tax returns of its shareholders. The shareholders are responsible for paying the appropriate taxes based on this election. The Company does not pay any federal taxes under this election and is only required to pay certain state taxes based on a rate of approximately 1.5% of taxable income. As a result of this election, the Company’s provision for income taxes for the year ended December 31, 2007 includes a reduction of deferred tax assets of $31.9 million due to the elimination of any future tax benefit by the Company from such assets. In addition, the provision reflects a valuation allowance of $0.8 million.

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

Financial Condition and Liquidity

The Company provides for its ongoing cash requirements principally from internally generated funds from the sales of real estate, outside borrowings and by forming new joint ventures with venture partners that provide a substantial portion of the capital required for certain projects. The Company currently has outstanding a 14% Senior Secured Term Loan due 2014, 7 5/8% Senior Notes due 2012, 10 3/4% Senior Notes due 2013 and 7 1 /2% Senior Notes due 2014. The Company has financed, and may in the future finance, certain projects and land acquisitions with construction loans secured by real estate inventories, seller provided financing and land banking transactions. The Company believes that its cash on hand, income tax refund received in 2010, and anticipated net cash flows from operations are and will be sufficient to meet its current and reasonably anticipated liquidity needs on both a near-term and long-term basis (and in any event for the next twelve months) for funds to build homes and run its day-to-day operations.

Beginning in 2006 and continuing into the beginning of 2009, the homebuilding industry has experienced decreased demand for housing and declining sales prices. These conditions were the result of an erosion of homebuyer confidence which was driven by increases in unemployment, limited availability of mortgage financing due to stress in the mortgage and credit markets, price instability, increasing foreclosures and increased levels of housing inventory in the market. In certain of the Company’s markets, however, the Company has experienced steadying sales absorption rates, a decrease in sales incentives and an increase in base pricing, while homebuilding costs continue to decrease. In Southern California, net new home orders per average sales location increased to 50.0 during the year ended December 31, 2009 from 30.8 for the same period in 2008. In Arizona, net new home orders per average sales location increased to 49.3 during the year ended December 31, 2009 from 45.8 for the same period in 2008. In addition, the Company’s cancellation rate decreased to 21% in the 2009 period compared to 28% in the 2008 period, particularly impacted by Southern California of 19% in the 2009 period compared to 30% in the 2008 period and Arizona of 13% in the 2009 period compared to 22% in the 2008 period. In addition, the Company is experiencing increased homebuilding gross margin percentages of 13.5% in the 2009 period compared to 6.2% in the 2008 period particularly impacted by Southern California of 15.6% in the 2009 period compared to 7.5% in the 2008 period and Northern California of 13.8% in the 2009 period compared to (2.6)% in the 2008 period.

In response to the declining demand for housing in the homebuilding industry, and the resulting decrease in homebuilding revenues of 46% from the year ended December 31, 2008 to the year ended December 31, 2009, the management of the Company shifted its strategy to focus on generating positive cash flow, reducing overall debt levels and improving liquidity. The management of the Company intends to manage cash flow by reducing inventory levels and expenditures for temporarily suspended projects. For the year ended December 31, 2009, the Company generated $12.9 million of cash flows from operations and repaid a net $74.3 million of notes payable. In addition, the Company repurchased $156.9 million of principal outstanding Senior Notes for a net purchase price of $77.0 million, plus accrued interest. The net gain resulting from the purchase, after giving effect to amortization of related deferred loan costs was $78.1 million. This repurchase will reduce future interest payments by approximately $13.4 million per year.

Further, the Company received a federal income tax refund of approximately $41.6 million in January 2009 as a result of the carryback of estimated 2008 tax losses to 2006. Then on November 6, 2009, Congress enacted legislation that allows net operating losses realized in either tax year 2008 or 2009 to be carried back up to five years. Based upon this new legislation, the Company has recorded a federal income tax refund of approximately $101.9 million.

As discussed more fully below, in October 2009, the Company entered into a Senior Secured Term Loan in the amount of $206.0 million of which $131.0 million funded on October 20, 2009 and an additional $75.0 million was received on December 24, 2009. The Company used a portion of the net proceeds to fully repay the outstanding balances on its Revolving Credit Facilities during the fourth quarter of 2009. As of December 31, 2009, the Revolving Credit Facilities have been retired and there are no available borrowings on the Company’s Revolving Credit Facilities.

There is no assurance, however, that future cash flows will be sufficient to meet the Company’s future capital needs. The amount and types of indebtedness that the Company may incur may be limited by the terms of the indentures and credit or other agreements governing the Company’s senior note obligations, senior secured term loan and other indebtedness.

In 2008, the Company suspended development, sales and marketing activities at certain of its projects which are in the early stages of development. The Company has concluded that this strategy was necessary under the prevailing market conditions and believes that it will allow the Company to market the properties at some future time when market conditions may have improved. As markets continue to improve, management continues to evaluate and analyze the market place to potentially activate temporarily suspended projects in 2010 and beyond.

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

Senior Secured Term Loan

William Lyon Homes, Inc., a California corporation (“California Lyon”) and wholly-owned subsidiary of William Lyon Homes is a party to a Senior Secured Term Loan Agreement (the “Term Loan Agreement”), dated October 20, 2009, with COLFIN WLH Funding, LLC, as Administrative Agent (“Admin Agent”), COLFIN WLH Funding, LLC, as Initial Lender and Lead Arranger (“COLFIN”) and the other Lenders who may become assignees of COLFIN (collectively, with COLFIN, the “Lenders”).

The Term Loan Agreement provides for a first lien secured loan of $206.0 million (the “Term Loan”), secured by substantially all of the assets of California Lyon, the Company (excluding stock in California Lyon) and certain wholly-owned subsidiaries. The Term Loan is guaranteed by the Company.

California Lyon received the first installment of $131.0 million, which funded in October 2009, and its second installment of $75.0 million, which funded in December 2009. Under the Term Loan Agreement, California Lyon will be restricted from future borrowings, and, if necessary, will be required to repay existing borrowings, in order to maintain required loan to value ratios such that: (i) the aggregate amount of outstanding loans under the Term Loan Agreement may not exceed 60% of the aggregate value of the properties securing the facility, with valuation based on the lower of appraised value (if any) and discounted net present value of the cash flows, and (ii) the aggregate amount of secured debt may not exceed 60% of the aggregate value of the properties owned by California Lyon and its subsidiaries, with valuation based on the lower of appraised value (if any) and discounted net present value of the cash flows and the second installment. California Lyon is currently in compliance with the above requirements following each drawdown. The net proceeds to the Company from the first installment of the Term Loan, after giving effect to attorney fees, loan fees and other miscellaneous costs associated with the loan transaction, and repayment of the revolving credit facilities and purchase of the Senior Notes as described in Note 6 to “Notes to Consolidated Financial Statements”, was $34.6 million. A portion of the $75.0 million proceeds from the second installment were used to fund additional land acquisitions in 2009 and 2010.

The Term Loan bears interest at a rate of 14.0%. However, California Lyon has also agreed that, upon any repayment of any portion of the principal amount under the Term Loan (whether or not at maturity), California Lyon will also pay an exit fee equal to the difference (if positive) between (x) the interest that would have been accrued and been then payable on the repaid portion if the interest rate under the Term Loan Agreement were 15.625% and (y) the internal rate of return realized by the Lenders on such repaid portion, taking into account all cash amounts actually received by the Lenders with respect thereto other than any make whole payments described below.

Based on the current outstanding balance of the Term Loan, interest payments are $28.8 million annually.

On any voluntary prepayment of any portion of the Term Loan, California Lyon will be required to make a “make whole payment” equal to an amount, if positive, of the present value of all future payments of interest which would become due with respect to such prepaid amount from the date of prepayment thereof through and including the maturity date, discounted at a rate of 14%.

The Term Loan will mature on October 20, 2014; however, in the event that any portion of the outstanding principal amounts (the “Repaid Senior Note Principal”) of the Senior Notes is repaid (whether or not at maturity), the Lenders may elect to require California Lyon to repay that portion of the outstanding loan as bears the same ratio to the entire Term Loan outstanding as the Repaid Senior Note Principal bears to the entire amounts then outstanding under all of the indentures. All or a portion of the Term Loan may also be accelerated upon certain other events described in the Term Loan Agreement. The lenders waived the requirement for such repayment in connection with the Senior Note repurchases described above.

The Term Loan Agreement requires the Company to maintain a Minimum Tangible Net Worth (as defined therein) of at least $75.0 million. The Term Loan Agreement also contains covenants that limit the ability of California Lyon and the Company to, without prior approval from Lenders, among other things: (i) incur liens; (ii) incur additional indebtedness; (iii) transfer or dispose of assets; (iv) merge, consolidate or alter their line of business; (v) guarantee obligations; (vi) engage in affiliated party transactions; (vii) declare or pay dividends or make other distributions or repurchase stock; (viii) make advances, loans or investments; (ix) repurchase debt (including under the Senior Note indentures) and (x) engage in change of control transactions.

The Term Loan Agreement contains customary events of default, including, without limitation, failure to pay when due amounts in respect of the loan or otherwise under the Term Loan Agreement; failure to comply with certain agreements or covenants contained in the Term Loan Agreement for a period of 10 days (or, in some cases, 30 days) after the administrative agent’s notice of such non-compliance; acceleration of more than $10.0 million of certain other indebtedness; and certain insolvency and bankruptcy events.

Under the Senior Secured Term Loan, the Company is required to comply with a number of covenants, the most restrictive of which require Delaware Lyon to maintain:

•	A tangible net worth, as defined, of at least $75.0 million;

•

A minimum borrowing base such that the indebtedness under the Term Loan does not exceed 60% of the Borrowing Base, with the “Borrowing Base” being calculated as (1) the discounted cash flows of each project securing the loan (collateral value), plus (2) restricted cash and (3) escrow proceeds receivable, as defined;

•

Total secured indebtedness (including the indebtedness under the Term Loan and under all other Construction Notes payable) less than or equal to the Maximum Permitted Secured Indebtedness under the Term Loan Agreement (which is generally 60% of the total secured debt collateral value as calculated under the Term Loan Agreement, which value generally does not include cash assets); and

•

Excluded Assets of no more than $25.0 Million, with “Excluded Assets” being defined generally as the sum total of certain deposit accounts, payroll accounts, unrestricted cash accounts, and the Company’s total investment in joint ventures.

The Company’s covenant compliance for the Term Loan at December 31, 2009 is detailed in the table set forth below (dollars in millions):

Covenant and Other Requirements	Actual at December 31, 2009	Covenant Requirements at December 31, 2009
Tangible Net Worth (1)	$143.3	> $75.0
Ratio of Term Loan to Borrowing Base	47.5%	< 60%
Secured Indebtedness (as a percentage of collateral value) (2)	71.8%	< 60%
Excluded Assets (3)	$25.3	< $25.0

(1)	Tangible Net Worth was calculated based on the stated amount of equity less intangible assets of $14.9 million as of December 31, 2009.

(2)

The Company did not meet this covenant requirement at December 31, 2009, due to the land sales that occurred in December 2009, since the proceeds had not been reapplied to eligible collateral by that date. The Company received prior approval from the lender to enter into the land sale transactions, whereby both the lender and the Company were aware of the collateral value that would be lost by selling the underlying assets. The terms of the Secured Term Loan Agreement include a “Notice of Default” provision whereby the Company is not in Default until the lender notifies the Company of an event of default. The lender has confirmed that it will not serve the Company a Notice of Default. The Company expects this calculation to be less than 60% by March 31, 2010.

(3)

The terms of the Secured Term Loan Agreement include a 30-day period to allow the Company to cure items of possible default. This calculation has been cured as of January 30, 2010, by reducing the balance in one of the unrestricted cash accounts.

As of and for the year ending December 31, 2009, the Company is not in default with the covenants under this loan.

If market conditions deteriorate, the financial covenants contained in the Company’s Term Loan will continue to be negatively impacted. Under these circumstances, the lenders under the Term Loan would need to provide the Company with additional covenant relief if the Company is to avoid future noncompliance with these financial covenants. If the Company is unable to obtain requested covenant relief or is unable to obtain a waiver for any covenant non-compliance, the Company’s obligation to repay indebtedness under the Term Loan and the Senior Notes could be accelerated. The Company can give no assurance that in such an event, the Company would have, or be able to obtain, sufficient funds to pay all debt that the Company would be required to repay.

Senior Notes

October 2009 Senior Note Repurchases

On October 23, 2009, California Lyon repurchased, in a privately negotiated transaction using the proceeds of the initial installment under the Loan Agreement, (i) $23.3 million principal amount of its outstanding 10 3/4% Senior Notes at a cost of $16.3 million plus accrued interest, (ii) $31.6 million principal amount of its outstanding 7 5/8% Senior Notes at a cost of $22.1 million plus accrued interest, and (iii) $17.6 million principal amount of its outstanding 7 1/2% Senior Notes at a cost of $12.3 million plus accrued interest. The Lenders have permitted this repurchase and have waived their right to require any prepayment of the Term Loan in connection therewith. The net gain resulting from these purchases, after giving effect to amortization of related deferred loan costs and other fees, was approximately $20.5 million.

After giving effect to these Senior Note repurchases, in addition to all prior Senior Note repurchases, California Lyon now has the following principal amounts of Senior Notes outstanding (in thousands):

December 31, 2009
7 5/8% Senior Notes due December 15, 2012	$67,204
10 3/4% Senior Notes due April 1, 2013	168,158
7 1/2% Senior Notes due February 15, 2014	84,701

$320,063

7 5/8% Senior Notes

On November 22, 2004, California Lyon issued $150.0 million principal amount of 7 5/8% Senior Notes due 2012 (the “7 5/8% Senior Notes”), resulting in net proceeds to the Company of approximately $148.5 million. Of the initial $150.0 million, $67.2 million in aggregate principal amount remained as of December 31, 2009 and the date hereof.

Interest on the 7 5/8% Senior Notes is payable semi-annually on December 15 and June 15 of each year. Based on the current outstanding principal amount of the 7 5/8% Senior Notes, the Company’s semi-annual interest payments are $2.6 million.

The 7 5/8% Senior Notes are redeemable at the option of California Lyon, in whole or in part, at a redemption price equal to 100% of the principal amount plus a premium declining ratably to par, plus accrued and unpaid interest, if any.

10 3/4% Senior Notes

On March 17, 2003 California Lyon issued $250.0 million of 10 3/4% Senior Notes due 2013 (the “10 3/4% Senior Notes”) at a price of 98.493% to the public, resulting in net proceeds to the Company of approximately $246.2 million. The purchase price reflected a discount to yield 11% under the effective interest method and the notes have been reflected net of the unamortized discount in the consolidated balance sheet. Of the initial $250.0 million, $168.2 million aggregate principal amount remained outstanding as of December 31, 2009 and the date hereof.

Interest on the 10 3/4% Senior Notes is payable on April 1 and October 1 of each year. Based on the current outstanding principal amount of the 10 3/4% Senior Notes, the Company’s semi-annual interest payments are $9.0 million.

The 10 3/4% Senior Notes are redeemable at the option of California Lyon, in whole or in part, at a redemption price equal to 100% of the principal amount plus a premium declining ratably to par, plus accrued and unpaid interest, if any.

7 1/2% Senior Notes

On February 6, 2004, California Lyon issued $150.0 million principal amount of 7 1/2% Senior Notes due 2014 (the “7 1/2% Senior Notes”), resulting in net proceeds to the Company of approximately $147.6 million. Of the initial $150.0 million, $84.7 million aggregate principal amount remained outstanding as of December 31, 2009 and the date hereof.

Interest on the 7 1/2% Senior Notes is payable on February 15 and August 15 of each year. Based on the current outstanding principal amount of 7 1/2% Senior Notes the Company’s semi-annual interest payments are $3.2 million.

The 7 1/2% Senior Notes are redeemable at the option of California Lyon, in whole or in part, at a redemption price equal to 100% of the principal amount plus a premium declining ratably to par, plus accrued and unpaid interest, if any.

General Terms of the Senior Notes

The 7 5 /8% Senior Notes, the 10 3/ 4% Senior Notes and the 7 1/2 % Senior Notes (collectively, the “Senior Notes”) are senior unsecured obligations of California Lyon and are unconditionally guaranteed on a senior unsecured basis by William Lyon Homes, a Delaware corporation (“Delaware Lyon”), which is the parent company of California Lyon, and all of Delaware Lyon’s existing and certain of its future restricted subsidiaries. The Senior Notes and the guarantees rank senior to all of the Company’s and the guarantors’ debt that is expressly subordinated to the Senior Notes and the guarantees, but are effectively subordinated to all of the Company’s and the guarantors’ senior secured indebtedness to the extent of the value of the assets securing that indebtedness.

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

As of and for the year ending December 31, 2009 the Company was in compliance with these covenants.

The foregoing summary is not a complete description of the Senior Notes and is qualified in its entirety by reference to the Senior Notes Indentures.

Revolving Credit Facilities

As discussed previously, on October 20, 2009, the Company entered into a Senior Secured Term Loan Agreement with COLFIN WLH Funding, LLC, and used a portion of the net proceeds to fully repay the Revolving Credit Facilities. As of December 31, 2009, the Revolving Credit Facilities have been retired and there are no available borrowings.

Construction Notes Payable

At December 31, 2009, the Company had construction notes payable amounting to $64.2 million, including $18.9 million on certain consolidated entities. The construction notes have various maturity dates through 2017 and bear interest at rates ranging from prime plus 0.25% to prime plus 1.0% at December 31, 2009. Interest is calculated on the average daily balance and is paid following the end of each month.

The Company is the sole member of Lyon East Garrison Company I, LLC which is a member with Woodman Development Company, LLC (the “Members”) in East Garrison Partners I, LLC (the “LLC”). The LLC had a non-recourse construction note payable secured by the underlying land parcel, with an outstanding balance of $56.2 million as of June 30, 2009 related to the acquisition and development of real estate in Monterey County, California. In addition to the non-recourse construction note payable, the Company and affiliates of the other Member entered into a completion guaranty.

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

Land Banking Arrangements

As a method of acquiring land in staged takedowns, thereby minimizing the use of funds from the Company’s available cash or other corporate financing sources and limiting the Company’s risk, the Company transfers its right in such purchase agreements to entities owned by third parties (“land banking arrangements”). These entities use equity contributions and/or incur debt to finance the acquisition and development of the land being purchased. The entities grant the Company an option to acquire lots in staged takedowns. In consideration for this option, the Company makes a non-refundable deposit of 15% to 25% of the total purchase price. The Company is under no obligation to purchase the balance of the lots, but would forfeit remaining deposits and could be subject to penalties if the lots were not purchased. The Company does not have legal title to these entities or their assets and has not guaranteed their liabilities. These land banking arrangements help the Company manage the financial and market risk associated with land holdings. The use of these land banking arrangements is dependent on, among other things, the availability of capital to the option provider, general housing market conditions and geographic preferences.

In addition, the Company participates in one land banking arrangement, which is not a VIE in accordance with FASB ASC 810, but is consolidated in accordance with FASB ASC Topic 470, Debt. Under the provisions of FASB ASC 470, the Company has determined it is economically compelled, based on certain factors, to purchase the land in the land banking arrangements. Therefore, the Company has recorded the remaining purchase price of the land of $55.3 million, which is included in real estate inventories not owned and liabilities from inventories not owned in the accompanying balance sheet as of December 31, 2009.

Summary information with respect to the Company’s land banking arrangements is as follows as of December 31, 2009 (dollars in thousands):

Total number of land banking projects	1

Total number of lots	625

Total purchase price	$161,465

Balance of lots still under option and not purchased:
Number of lots	236

Purchase price	$55,270

Forfeited deposits if lots are not purchased	$25,234

Joint Venture Financing

The Company and certain of its subsidiaries are general partners or members in joint ventures involved in the development and sale of residential projects. As described more fully in Critical Accounting Policies—Variable Interest Entities, certain joint ventures have been determined to be variable interest entities in which the Company is considered the primary beneficiary. Accordingly, the assets, liabilities and operations of these joint ventures have been consolidated with the Company’s financial statements as of and for the years ended December 31, 2009 and 2008. Because the Company already recognizes its proportionate share of joint venture earnings and losses under the equity method of accounting, the adoption of FASB ASC 810, did not affect the Company’s consolidated net income. The financial statements of joint ventures in which the Company is not considered the primary beneficiary are not consolidated with the Company’s financial statements. The Company’s investments in unconsolidated joint ventures are accounted for using the equity method because the Company has a 50% or less voting or economic interest (and thus such joint ventures are not controlled by the Company). See Note 2 of “Notes to Consolidated Financial Statements” for condensed combined financial information for the joint ventures whose financial statements have been consolidated with the Company’s financial statements. Based upon current estimates, substantially all future development and construction costs incurred by the joint ventures will be funded by the venture partners or from the proceeds of construction financing obtained by the joint ventures.

As of December 31, 2009, the Company’s investment in and advances to unconsolidated joint ventures was $1.7 million and the venture partners’ investment in such joint ventures was $1.7 million. As of December 31, 2009, these joint ventures had repaid all financing from construction lenders.

Assessment District Bonds

In some jurisdictions in which the Company develops and constructs property, assessment district bonds are issued by municipalities to finance major infrastructure improvements and fees. Such financing has been an important part of financing master-planned communities due to the long-term nature of the financing, favorable interest rates when compared to the Company’s other sources of funds and the fact that the bonds are sold, administered and collected by the relevant government entity. As a landowner benefited by the improvements, the Company is responsible for the assessments on its land. When the Company’s homes or other properties are sold, the assessments are either prepaid or the buyers assume the responsibility for the related assessments. See Note 12 of “Notes to Consolidated Financial Statements.”

Cash Flows — Comparison of Years Ended December 31, 2009 and 2008

Net cash provided by operating activities decreased to $12.9 million in the 2009 period from $80.4 million in the 2008 period. The decrease was primarily as a result of (i) a decrease in impairment loss on real estate assets of $90.0 million to $45.3 million in the 2009 period compared to $135.3 million in the 2008 period, (ii) gain on retirement of debt of $78.1 million in the 2009 period compared to $54.0 million in the 2008 period, (iii) income tax benefit of $101.9 million in the 2009 period compared to income tax benefit of $41.6 million in the 2008 period, and (iv) net loss of $21.0 million in the 2009 period compared to $122.1 million in the 2008 period. The increase in the income tax benefit was the result of the legislation enacted in November 2009 which allows net operating losses realized in either tax year 2008 or 2009 to be carried back up to five years. As a result of the new legislation the Company recorded a federal income tax benefit of $101.9 million for the year ended December 31, 2009, which the Company anticipates receiving in the first quarter of 2010.

The decrease in impairment loss on real estate assets is described in “Results of Operations” above. The gain on retirement of debt is attributable to the Senior Note repurchase transactions that occurred during 2009. The details of the transactions are more fully detailed above. The difference between the benefit from income taxes in the 2009 period and the benefit for income taxes in the 2008 period is described in detail in Note 10 to “Notes to Consolidated Financial Statements.”

Net cash provided by (used in) investing activities increased to a source of $2.7 million in the 2009 period from a use of $3.3 million in the 2008 period. The change was primarily as a result of the (i) proceeds from the sale of the Company aircraft of $2.1 million in the 2009 period, as more fully described in Note 11 to the “Notes to Consolidated Financial Statements” and (ii) a decrease in investments in and advances to unconsolidated joint ventures of $0.2 million in the 2009 period compared to $3.0 million in the 2008 period.

Net cash provided by (used in) financing activities increased to a source of $35.0 million in the 2009 period from a use of $83.3 million in the 2008 period, primarily as a result of the net proceeds received from the issuance of the Senior Secured Term Loan of $193.9 million in the 2009 period with no comparable amount in the 2008 period, offset by an increase in the net cash paid for the repurchase of Senior Notes of $77.0 million in the 2009 period, compared to $16.7 million in the 2008 period.

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

The decrease in impairment loss on real estate assets is described in “Results of Operations” above. The decrease in minority equity in (loss) income is primarily attributable to a decrease in the number of consolidated joint venture homes closed to 64 homes in the 2008 period from 219 in the 2007 period and an impairment charge on real estate assets in one of the Company’s consolidated joint ventures. In conjunction with the impairment charge, the minority loss allocation was approximately $10.0 million. The gain on retirement of debt is attributable to the repurchase transaction that occurred in October 2008. The details of the transaction are more fully detailed above. The difference between the benefit from income taxes in the 2008 period and the provision for income taxes in the 2007 period are described in detail in Note 11 to “Notes to Consolidated Financial Statements.”

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

Net cash provided by (used in) investing activities decreased to a use of $3.3 million in the 2008 period from $8.3 million in the 2007 period. The change was primarily a result of a decrease in investments in and advances to unconsolidated joint ventures of $3.0 million in the 2008 period compared to $7.1 million in the 2007 period.

Net cash provided by (used in) financing activities decreased to a use of $83.3 million in the 2008 period from $91.8 million in the 2007 period, primarily as a result of minority interest contributions of $1.0 million in the 2008 period compared to distributions of $26.1 million in the 2007 period, offset by a net payments on notes payable of $67.6 million in the 2008 period compared to $65.7 million in the 2007 period.

Off-Balance Sheet Arrangements

The Company enters into certain off-balance sheet arrangements including joint venture financing, option agreements, land banking arrangements and variable interests in consolidated and unconsolidated entities. These arrangements are more fully described above and in Notes 2, 6 and 12 of “Notes to Consolidated Financial Statements.”

Contractual Obligations

The Company’s contractual obligations consisted of the following at December 31, 2009 (in thousands):

		Payments due by period
	Total (1)	Less than 1 year (2010)	1-3 years (2011-2012)	3-5 years (2013-2014)	More than 5 years (2015 and beyond)
Other notes payable	$59,761	$38,174	$19,629	$139	$1,819
Senior Secured Term Loan	343,855	28,840	57,680	257,335	—
Senior Notes(2)	421,697	29,674	126,348	265,675	—
Operating leases	6,305	2,914	3,194	197	—
Purchase obligations
Land purchases and option commitments(3)	160,970	62,132	98,838	—	—
Surety Bonds	109,426	107,156	2,270	—	—
Project commitments(4)	112,365	85,130	18,157	9,078	—

Total	$1,214,379	$354,020	$326,116	$532,424	$1,819

(1)

The summary of contractual obligations above includes interest on all interest-bearing obligations. Interest on all fixed rate interest-bearing obligations is based on the stated rate and is calculated to the stated maturity date. Interest on all variable rate interest bearing obligations is based on the rates effective as of December 31, 2009 and is calculated to the stated maturity date.

(2)	Includes 7 5/8% Senior Notes, 10 3/4% Senior Notes and 7 1/2% Senior Notes combined.

(3)

Represents the Company’s obligations in land purchases, lot option agreements and land banking arrangements. If the Company does not purchase the land under contract, it will forfeit its non-refundable deposit related to the land.

(4)	Represents the Company’s homebuilding project purchase commitments for developing and building homes in the ordinary course of business.

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

Real Estate Inventories and Cost of Sales

Real estate inventories are carried at cost net of impairment losses, if any. Real estate inventories consist primarily of deposits to purchase land, raw land, lots under development, homes under construction, completed homes and model homes of real estate projects. All direct and indirect land costs, offsite and onsite improvements and applicable interest and other carrying charges are capitalized to real estate projects during periods when the project is under development. Land, offsite costs and all other common costs are allocated to land parcels benefited based upon relative fair values before construction. Onsite construction costs and related carrying charges (principally interest and property taxes) are allocated to the individual homes within a phase based upon the relative sales value of the homes. The estimation process involved in determining relative fair values and sales values is inherently uncertain because it involves estimates of current market values for land parcels before construction as well as future sales values of individual homes within a phase. The Company’s estimate of future sales values is supported by the Company’s budgeting process. The estimate of future sales values is inherently uncertain because it requires estimates of current market conditions as well as future market events and conditions. Additionally, in determining the allocation of costs to a particular land parcel or individual home, the Company relies on project budgets that are based on a variety of assumptions, including assumptions about construction schedules and future costs to be incurred. It is possible that actual results could differ from budgeted amounts for various reasons, including construction delays, increases in costs which have not yet been committed, or unforeseen issues encountered during construction that fall outside the scope of contracts obtained. While the actual results for a particular construction project are accurately reported over time, a variance between the budget and actual costs could result in the understatement or overstatement of costs and a related impact on gross margins in a specific reporting period. To reduce the potential for such distortion, the Company has set forth procedures which have been applied by the Company on a consistent basis, including assessing and revising project budgets on a monthly basis, obtaining commitments from subcontractors and vendors for future costs to be incurred, reviewing the adequacy of warranty accruals and historical warranty claims experience, and utilizing the most recent information available to estimate costs. The variances between budget and actual amounts identified by the Company have historically not had a material impact on its consolidated results of operations. Management believes that the Company’s policies provide for reasonably dependable estimates to be used in the calculation and reporting of costs. The Company relieves its accumulated real estate inventories through cost of sales by the budgeted amount of cost of homes sold, as described more fully below in the section entitled “Sales and Profit Recognition.”

Impairment of Real Estate Inventories

The Company accounts for its real estate inventories in accordance with FASB ASC Topic 360, Property, Plant & Equipment. ASC Topic 360 requires impairment losses to be recorded on real estate inventories when indicators of impairment are present and the undiscounted cash flows estimated to be generated by real estate inventories are less than the carrying amount of such assets. Indicators of impairment include a decrease in demand for housing due to softening market conditions, competitive pricing pressures which reduce the average sales price of homes, which includes sales incentives for homebuyers, slowing sales absorption rates, a decrease in home values in the markets in which the Company operates, significant decreases in gross margins and a decrease in project cash flows for a particular project.

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

Under FASB ASC Topic 360, the Company is required to make certain assumptions to estimate undiscounted future cash flows of a project, which include: (i) estimated sales prices, including sales incentives, (ii) anticipated sales absorption rates and sales volume, (iii) project costs incurred to date and the estimated future costs of the project based on the project budget, (iv) the carrying costs related to the time a project is actively selling until it closes the final unit in the project, and (v) alternative strategies including selling the land to a third party or temporarily suspending development on the project. Each project has different assumptions and is based on management’s assessment of the current market conditions that exist in each project location. Interest incurred allocated to each project is included in future cash flows at effective borrowing rates of 9% for the reporting periods ending March 31, June 30 and September 30 and 11% as of December 31, 2009, and 7% for the 2008 period, which would yield discount rates of 19% to 27% for the 2009 period and 17% to 23% for the 2008 period. Interest allocated to each project for cash flows in 2010 and beyond is 11.25% due to the increase in cost of capital from the Senior Secured Term Loan.

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

The following table summarizes inventory impairment charges recorded during the years ended December 31, 2009, 2008, and 2007:

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Inventory impairment charges related to:
Land under development and homes completed and under construction	$31,916	$83,174	$184,719
Land held for sale or sold	13,353	52,137	46,401

Total inventory impairment charges	$45,269	$135,311	$231,120

Number of projects impaired during the year	13	41	42

Number of projects assessed for impairment during the year	67	84	84

These charges were included in impairment loss on real estate assets in the accompanying consolidated statements of operations (See Note 3—Notes to Consolidated Financial Statement for a detail of impairment by segment). At two of the Company’s projects, impairment loss was primarily attributable to an increase in interest cost allocated to the project related to the addition of the Senior Secured Term Loan at 14% interest. In addition, the Company decreased base sales prices and increased certain incentives related to the projects, which is a strategy to improve sales absorption rates. The impairment charges recorded during the periods noted above stemmed from lower home prices which were driven by increased incentives and discounts resulting from weakened demand experienced during 2007 through 2009. The Company may incur further impairment on real estate inventories in the future, if the homebuilding industry continues to experience the deteriorating market conditions identified above. In addition, the Company may incur impairments in the future if it is unable to hold its temporarily suspended projects until market conditions improve.

Sales and Profit Recognition

A sale is recorded and profit recognized when a sale is consummated, the buyer’s initial and continuing investments are adequate, any receivables are not subject to future subordination, and the usual risks and rewards of ownership have been transferred to the buyer in accordance with the provisions of FASB ASC Topic 976-605-25, Real Estate. When it is determined that the earnings process is not complete, profit is deferred for recognition in future periods. The profit recorded by the Company is based on the calculation of cost of sales which is dependent on the Company’s allocation of costs which is described in more detail above in the section entitled “Real Estate Inventories and Cost of Sales.”

Variable Interest Entities

Certain land purchase contracts and lot option contracts are accounted for in accordance with FASB ASC Topic 810, Consolidation. In addition, all joint ventures are reviewed and analyzed under this guidance to determine whether or not these arrangements are accounted for under the principles of ASC 810 or other accounting rules. Under ASC 810, a variable interest entity (“VIE”) is created when (i) the equity investment at risk in the entity is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (ii) the entity’s equity holders as a group either (a) lack direct or indirect ability to make decisions about the entity through voting or similar rights, (b) are not obligated to absorb expected losses of the entity if they occur or (c) do not have the right to receive expected residual returns of the entity if they occur. If an entity is deemed to be a VIE pursuant to this guidance, the enterprise that absorbs a majority of the expected losses, receives a majority of the entity’s expected residual returns, or both, is considered the primary beneficiary and must consolidate the VIE. Expected losses and residual returns for VIEs are calculated based on the probability of estimated future cash flows as defined in FASB ASC 810. Based on the provisions of ASC 810, whenever the Company enters into a land purchase contract or an option contract for land or lots with an entity and makes a non-refundable deposit, or enters into a joint venture, a VIE may be created and the arrangement is evaluated under this guidance. In order to (i) evaluate whether the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support from other parties, (ii) calculate expected losses, expected residual returns and the probability of estimated future cash flows, and (iii) determine whether the Company is the primary beneficiary, the Company must exercise significant judgment regarding the interpretation of the terms of the underlying agreements in light of ASC 810 and make assumptions regarding future events that may or may not occur. The terms of these agreements are subject to various interpretations and the assumptions used by the Company are inherently uncertain. The use by the Company of different interpretations and/or assumptions could affect the Company’s evaluation as to whether or not land purchase contracts, lot option contracts or joint ventures are VIEs and whether or not the Company is the primary beneficiary of the VIE.

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

The Company’s exposure to market risk for changes in interest rates relates to the Company’s floating rate debt with a total outstanding balance at December 31, 2009 of $57.0 million where the interest rate is variable based upon certain bank reference or prime rates. The average prime rate during the year ended December 31, 2009 was 3.25%. If variable interest rates were to increase by 10%, the estimated impact on the Company’s consolidated financial statements would be an increase to loss before benefit from income taxes of $0.4 million, based on amounts outstanding and rates in effect during the year ended December 31, 2009, but would increase capitalized interest by approximately $0.1 million which would be amortized to cost of sales as home closings occur.

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

Evaluation of Disclosure Controls and Procedures. An evaluation was performed under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance levels as of the end of the period covered by the Annual Report on Form 10-K for the period ending December 31, 2009. Although the Company’s disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives, there can be no assurance that such disclosure controls and procedures will always achieve their stated goals under all circumstances.

A material weakness is a deficiency, or a combination of deficiencies in internal control over financial reporting, that creates a more than remote likelihood that a material misstatement of interim or annual financial statements will not be prevented or detected on a timely basis. Management has concluded that the following material weakness existed at December 31, 2008.

During the year ended December 31, 2008, the Company reviewed all of its homebuilding projects and land held for development for indicators of impairment, both of which are included in real estate inventories on the Company’s consolidated balance sheets. Under the provisions of FASB ASC 360, the Company is required to make certain assumptions to estimate undiscounted future cash flows of a project, which include: (i) estimated sales prices, including sales incentives, (ii) anticipated sales absorption rates and sales volume, (iii) project costs incurred to date and the estimated future costs of the project based on the project budget, and (iv) the carrying costs related to the time a project is actively selling until it closes the final unit in the project, and (v) alternative strategies including selling the land to a third party or temporarily suspending development of the project. Each project has different assumptions and is based on management’s assessment of the current market conditions that exist in each project location.

At December 31, 2008 controls over the financial reporting process for the validity of assumptions used for the estimated sales price on two projects were not effective. This resulted in a significant additional impairment adjustment to the Company’s consolidated financial statements at December 31, 2008. Specifically, controls were not effective to ensure accounting estimates based on these estimated sales prices were appropriately reviewed, analyzed and challenged by management on a timely basis. This adjustment was appropriately reflected in the Consolidated Financial Statements in the Annual Report on Form 10-K for the year ending December 31, 2008.

In June 2009, the Company implemented new procedures to address the material weakness on impairment losses on real estate assets. The Company added a weighting factor to add statistical analysis to the subjectivity related to comparable pricing data in new home pricing, which was appropriately reviewed, analyzed and challenged by management on a timely basis. The enhanced controls were tested in the three month periods ending September 30, 2009 and December 31, 2009. The Company concluded that, as of December 31, 2009, the enhanced controls implemented were effective in the remediation of the material weakness.

Management’s Annual Report on Internal Control over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting and has designed internal controls and procedures to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements and related notes in accordance with generally accepted accounting principles. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment, our management concluded that, the Company maintained effective internal control over financial reporting as of December 31, 2009.

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

Information Regarding the Directors of William Lyon Homes

The following table lists the Directors of the Company and provides their respective ages and current positions with the Company as of March 5, 2010. Each director holds office until the Company’s next Annual Meeting and until his successor is duly elected and qualified. Except as described below, there are no family relationships between any director or executive officer and any other director or executive officer of William Lyon Homes. Biographical information for each Director is provided below.

Name	Age	Position
General William Lyon	86	Chairman of the Board of Directors and Chief Executive Officer
William H. Lyon	36	Director, President and Chief Operating Officer
Douglas K. Ammerman (a, b, c)	58	Director
Harold H. Greene (a, b, c)	71	Director
Gary H. Hunt (a, b, c)	61	Director
Alex Meruelo (a, b, c)	47	Director

(a)	Member of the Audit Committee

(b)	Member of the Compensation Committee

(c)	Member of the Nominating and Corporate Governance Committee

GENERAL WILLIAM LYON was elected director and Chairman of the Board of the The Presley Companies, the predecessor of the Company, in 1987 and has served in that capacity since November 1999. General Lyon is the Company’s Chief Executive Officer. General Lyon also served as the Chairman of the Board, President and Chief Executive Officer of the former William Lyon Homes, which sold substantially all of its assets to the Company in 1999 and subsequently changed its name to Corporate Enterprises, Inc. In recognition of his distinguished career in real estate development, General Lyon was elected to the California Building Industry Foundation Hall of Fame in 1985. General Lyon is a retired USAF Major General and was Chief of the Air Force Reserve from 1975 to 1979. General Lyon is a director of Fidelity Financial Services, Inc. and is Chairman of the Board of Directors of Commercial Bank of California.

WILLIAM H. LYON, President and Chief Operating Officer, son of General William Lyon, worked full time with the former William Lyon Homes from November 1997 through November 1999 as an assistant project manager, has been employed by the Company since November 1999 and has been a member of the board of directors since January 25, 2000. Since joining the Company, Mr. Lyon has been employed as an assistant project manager and project manager and has participated in a training program designed to expose him to the many facets of real estate development. From February 2003 until February 2005, he served as the Company’s Director of Corporate Affairs. In February 2005, he was appointed Vice President and Chief Administrative Officer of the Company. Effective on March 1, 2007, Mr. Lyon was appointed as Executive Vice President and Chief Administrative Officer. Effective on March 18, 2009, Mr. Lyon was appointed as President and Chief Operating Officer of the Company. Mr. Lyon is a member of the Board of Directors of Commercial Bank of California. Mr. Lyon received a dual B.S. in Industrial Engineering and Product Design from Stanford University in 1997.

DOUGLAS K. AMMERMAN was appointed to the Board of Directors on February 27, 2007. Mr. Ammerman’s business career includes almost three decades of service with KPMG, independent public accountants, until his retirement in 2002. He was the Managing Partner of the Orange County office and was a National Partner in Charge — Tax. He is a certified public accountant (inactive). Since 2005, Mr. Ammerman has served as a member of the Board of Directors of Fidelity National Financial (a company listed on the New York Stock Exchange), where he also serves as Chairman of the Audit Committee. Also, since 2005, he has been a member of the Board of Directors of Quiksilver (a company listed on the New York Stock Exchange), where he also serves as Chairman of the Audit Committee, a member of the Compensation Committee and a member of the Nominating and Corporate Governance Committee. He also is a member of the Board of Directors of El Pollo Loco, where he also serves as Chairman of the Audit Committee. Mr. Ammerman has served as a director of The Pacific Club for twelve years and is a past president. He also has served as a director of the UCI Foundation for fourteen years.

HAROLD H. GREENE joined the board of directors on October 17, 2005. Mr. Greene is a 40-year veteran of the commercial and residential real estate lending industry. He most recently served as the Managing Director for Bank of America’s California Commercial Real Estate Division from 1998 to 2001 where he was responsible for lending to commercial real estate developers in California and managed an investment portfolio of approximately $2.6 billion. From 1990 to 1998, Mr. Greene was the Executive Vice President of SeaFirst Bank in Seattle, Washington and prior to that he served as the Vice Chairman of MetroBank from 1989 to 1990 and in various positions, including Senior Vice President in charge of the Asset Based Finance Group, with Union Bank, where he worked for 27 years. Mr. Greene currently serves as a director of Gary’s and Company (men’s clothing retailer) and as a director and member of the audit committee of Paladin Realty Income Properties, Inc. (real estate investments). From September 2007 until December 2009, he also served as a director and member of the audit committee and the corporate governance committee of Grubb & Ellis (real estate management).

GARY H. HUNT joined the board of directors on October 17, 2005. He has more than three decades of experience in government, business, major land use planning and development, as well as governmental and political affairs. Since 2001, Mr. Hunt has been the Managing Partner of California Strategies, LLC, a strategic consulting firm, in Newport Beach, California with eight offices throughout California. He was also formerly the Executive Vice President and a member of the Board of Directors and the Executive Committee of The Irvine Company, a real estate developer, for which Mr. Hunt worked for 24 years. Mr. Hunt’s career also includes staff and appointed positions with the California State Legislature, U.S. House of Representatives, California Governor Ronald Reagan, and President George W. Bush. He currently serves as Chairman of the California Bay Delta Authority. He also currently serves as a director of Glenair Inc., a manufacturer of electrical connector accessories and as Chairman of the Board of Advisors of Kennecott Land Company, a real estate land developer in Utah. From September 2007 until December 2009, he also served as a director of Grubb & Ellis.

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

Board Structure. General William Lyon, Chairman of the Board and Chief Executive Officer of the Company is also the majority shareholder, beneficially owning 944 shares of the 1,000 outstanding shares of Company common stock. The Company’s securities are not registered on any national security exchange, and the Company is not otherwise required to file public reports under the rules and regulation of the Securities and Exchange Commission, but is a voluntary filer under the terms of its Senior Notes Indentures (as previously defined). However, as noted below under “—Director Independence”, the Company maintains a majority of independent directors as determined under the Rules of the New York Stock Exchange.

Given General Lyon’s long standing association with the Company, his controlling interest in the Company and his extensive knowledge of and experience with the home building industry, the Board of Directors believes that General Lyon’s service as both Chairman of the Board and Chief Executive Officer is in the best interest of the Company and its security holders. General Lyon possesses detailed and in-depth knowledge of the home building industry and the issues facing the Company and is thus best positioned to develop agendas that ensure that the Board’s time and attention are focused on the most critical matters. His combined role enables decisive leadership, ensures clear accountability, and enhances the Company’s ability to communicate its message and strategy clearly and consistently to the Company’s security holders and employees.

Although the Company believes that the combination of the Chairman and Chief Executive Officer roles is appropriate in the current circumstances, the Company has not established this approach as a policy.

The Company strives to compose the Board of directors with a collection of individuals who bring a variety of complementary skills which, as a group, will possess the appropriate skills and experience to oversee the Company’s business. Accordingly, although diversity may be a consideration in the selection of Board members, the Company and the Board of Directors do not have a formal policy with regard to the consideration of diversity in identifying director nominees.

        Risk Oversight. The Board is actively involved in oversight of risks that could affect the Company. The Board satisfies this responsibility through full reports by each committee chair (principally, the Audit Committee chair) regarding such committee’s considerations and actions, as well as through regular reports directly from the officers responsible for oversight of particular risks within the Company.

The Audit Committee is primarily responsible for overseeing the risk management function at the Company on behalf of the Board. In carrying out its responsibilities, the Audit Committee works closely with management. The Audit Committee meets at least quarterly with members of management and, among things, receives an update on management’s assessment of risk exposures (including risks related to liquidity, credit, and operations, among others). The Audit Committee chair provides periodic reports on risk management to the full Board.

In addition to the Audit Committee, the other committees of the Board consider the risks within their areas of responsibility. For example, the Compensation Committee considers the risks that may be implicated by the Company’s executive compensation programs. The Company does not believe that risks relating to its compensation policies and practices are reasonably likely to have a material adverse effect on the Company.

Information Regarding Executive Officers of William Lyon Homes

The executive officers of the Company are chosen annually by the Board of Directors and each holds office until his or her successor is chosen and qualified or until his or her death, resignation or removal. There are no family relationships between any director or executive officer and any other director or executive officer of the Company, except for William Lyon and William H. Lyon, who are father and son. The following table lists the Company’s executive officers and provides their respective ages as of March 5, 2010 and their current positions.

Name	Age	Position
General William Lyon	86	Chairman of the Board of Directors and Chief Executive Officer
William H. Lyon	36	President and Chief Operating Officer
Matthew R. Zaist	35	Executive Vice President
Mary J. Connelly	58	Senior Vice President and Nevada Division President
W. Thomas Hickcox	57	Senior Vice President and Arizona Division President
Richard S. Robinson	63	Senior Vice President — Finance
Colin T. Severn	38	Vice President, Chief Financial Officer and Corporate Secretary
Brian W. Doyle	46	Vice President and Southern California Division President
Gary L.Galindo	46	Vice President and Northern California Division President
Cynthia E. Hardgrave	61	Vice President — Tax and Internal Audit

Officers serve at the discretion of the Board of Directors, subject to rights, if any, under contracts of employment. See “Employment Contracts” in Part III, Item 11. Biographical information for General Lyon and Mr. William H. Lyon is provided above. See “Information Regarding the Directors of William Lyon Homes.”

MATTHEW R. ZAIST, Executive Vice President, joined William Lyon Homes in 2000 as the Company’s CIO. Since joining the Company, Mr. Zaist has served in a number of operational roles including Corporate Vice President - Business Development & Operations. Prior to that Mr. Zaist served as Project Manager and Director of Land Acquisition for the Company’s Southern California Region. In his current role, Mr. Zaist assists William H. Lyon with the overall management of the operations of the Company, is responsible for all new real estate acquisitions, while also serving as a member of the Company’s Land Committee. Mr. Zaist was appointed Executive Vice President in January 2010. Prior to joining William Lyon Homes, Mr. Zaist was a principal with American Management Systems (now CGI) in their State & Local Government practice. Mr. Zaist holds a B.S. from Rensselaer Polytechnic Institute.

MARY J. CONNELLY, Senior Vice President and Nevada Division President, joined The Presley Companies in May 1995, after eight years’ association with Gateway Development, six of which were served as Managing Partner in Nevada. Ms. Connelly was Vice President — Finance for the Company’s San Diego Division from 1985 to 1987, and she has more than 25 years experience in the real estate development and homebuilding industry.

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

COLIN T. SEVERN, Vice President, Chief Financial Officer and Corporate Secretary joined the Company in December 2003, and served in the role of Financial Controller until April 3, 2009. Since April 3, 2009, Mr. Severn served as Vice President, Corporate Controller and Corporate Secretary until his promotion to Chief Financial Officer by approval of the board of directors of the Company on August 11, 2009. Mr. Severn is a member of the Company’s Land Committee. Mr. Severn is a CPA (inactive) and has more than 14 years of experience in real estate accounting and finance, including positions with the public accounting firm of Ernst & Young LLP, Irvine Apartment Communities and Standard Pacific Homes. Mr. Severn holds a B.A in Business Administration with concentrations in Accounting and Finance from California State University, Fullerton.

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

CYNTHIA E. HARDGRAVE, Vice President — Tax and Internal Audit, joined the Company in 1999 when it acquired substantially all of the assets of the former William Lyon Homes, where Ms. Hardgrave had served in various tax management positions since her hire in July 1989. Ms. Hardgrave is a CPA and has more than 25 years experience in real estate tax and audit.

Section 16(a) Beneficial Ownership Reporting Compliance

During 2009, the Company had no class of equity securities registered under Section 12 of the Securities Exchange Act of 1934. Accordingly, no reports were required to be filed during or with respect to the year ended December 31, 2009 on Form 3, Form 4 and Form 5 by the Company’s directors, officers and 10% stockholders.

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

The Company’s compensation decisions are made by the Compensation Committee, which is composed entirely of independent outside members of the Company’s Board of Directors. The Compensation Committee receives recommendations from the Company’s senior executives and consults with outside independent compensation consultants as it deems appropriate. The Compensation Committee and its consultants also consider publicly-available information on the executive compensation of other major homebuilders. Members of the Company’s executive team are involved in the compensation process by assembling data to present to the Compensation Committee and, if necessary, working with the outside independent compensation consultants to give them the information necessary to enable them to complete their reports.

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

Summary Compensation Table

The following table summarizes the annual and long-term compensation during 2009, 2008 and 2007 of the Company’s Principal Executive Officer, Principal Financial Officer and the three additional most highly compensated executive officers whose annual salaries and bonuses exceeded $100,000 in total during the fiscal year ended December 31, 2009 (collectively, the “Named Executive Officers”).

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)(3)		Stock Awards ($)		Option Awards ($)		Non-Equity Incentive Plan Compensation ($)(1)(2)(3)		Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)		All Other Compensation ($)(4)		Total ($)
General William Lyon Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	2009 2008 2007	1,000,000 1,000,000 1,000,000	$	— — —	$	— — —	$	— — —	$	— — —	$	— — —	$	— — —	1,000,000 1,000,000 1,000,000

Colin T. Severn (5) Vice President, Chief Financial Officer and Corporate Secretary (Principal Financial Officer)	2009 2008 2007	156,923 103,192 99,231		137,896 26,250 —		— — —		— — —		— — —		— — —		4,800 6,900 6,600	299,629 134,242 105,831

William H. Lyon (6) Director, President and Chief Operating Officer	2009 2008 2007	341,923 350,000 277,000		— — —		— — —		— — —		— — —		— — —		4,800 6,900 6,600	346,723 356,900 283,600

Richard S. Robinson Senior Vice President - Finance	2009 2008 2007	200,000 200,000 200,000		127,896 100,000 —		— — —		— — —		— — —		— — —		4,800 6,900 6,600	332,696 306,900 206,600

Brian W. Doyle (7) Vice President and Southern California Region President	2009 2008 2007	197,115 184,230 165,000		137,896 92,500 —		— — —		— — —		— — —		— — —		4,800 6,900 6,600	339,811 283,630 171,600

(1)

Includes amounts which the executive would have been entitled to be paid, but which at the election of the executive were deferred by payment into the Company’s 401(k) plan and deferred compensation plans.

(2)

Because the Company’s results of operations were expected to be in a loss position for the year ending December 31, 2009, and thus participants would receive no bonus income in 2009, the Plan provided for discretionary bonus awards for certain participants in various management bonus plans.

(3)

At the beginning of each fiscal year, the Board of Directors approves the annual bonus plans, which are recommended by the Compensation Committee after discussion and review with management of the Company. In the beginning of 2009, due to the conditions in the homebuilding market, the previous year’s losses and the anticipation that the Company’s results of operations would be in a loss position for the year, management of the Company did not propose a 2009 bonus plan. However, in December 2009, management awarded bonuses on a meritorious and subjective basis to the employees of the Company. The bonus awards were recommended by the Compensation Committee and approved by the Board of Directors, after review and discussion with Company’s management. At the beginning of 2008, the Board of Directors approved the Company’s 2008 Senior Executive Bonus Plan (the “Plan”) on February 26, 2008. The Plan provides that the (i) Chief Executive Officer (“CEO”) and the Chief Operating Officer (“COO”) are each eligible to receive a bonus of 3% of the Company’s pre-tax, pre-bonus income; (ii) the Executive Vice President (“EVP”) is eligible to receive a bonus of  3/4 of 1% of the Company’s consolidated pre-tax, pre-bonus income; and (iii) the Chief Financial Officer (“CFO”) is eligible to receive a bonus of  1/2 of 1% of the Company’s consolidated pre-tax, pre-bonus income. In addition, under the Plan, each Division President is eligible to receive a bonus of 3% of the division’s pre-tax, pre-bonus income, determined after allocation to the division of its allocable portion of corporate general and administrative expenses. All other participants under the Plan are eligible to receive bonuses based upon specified percentages of a bonus pool determined as a specified percentage of pre-tax, pre-bonus income.

(4)

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

(5)	Promoted to Chief Financial Officer on August 11, 2009 with a base annual salary of $200,000.

(6)

Effective on March 1, 2007, Mr. Lyon was appointed as Executive Vice President and Chief Administrative Officer. Effective on March 18, 2009, Mr. Lyon was appointed as President and Chief Operating Officer of the Company. In 2009, William H. Lyon received a base salary of $350,000 until December 2009, when it was increased to $500,000 upon approval by the Board of Directors, and a monthly car allowance of $400 from the Company.

(7)	Promoted to Vice President and Southern California Division President on March 1, 2009 with a base salary of $200,000.

At the beginning of each fiscal year, the Board of Directors approves the annual bonus plans, which are recommended by the Compensation Committee after discussion and review with management of the Company. In the beginning of 2009, due to the conditions in the homebuilding market, the previous year’s losses and the anticipation that the Company’s results of operations would be in a loss position for the year, management of the Company did not propose a 2009 bonus plan. However, in December 2009, management awarded discretionary bonuses on a meritorious and subjective basis to the employees of the Company. The bonus awards were recommended by the Compensation Committee of the Board of Directors, after review and discussion with Company’s management.

At the beginning of 2008, the Board of Directors approved the Company’s 2008 Senior Executive Bonus Plan (the “Plan”) on February 26, 2008. The Plan provides that the (i) Chief Executive Officer (“CEO”) and the Chief Operating Officer (“COO”) are each eligible to receive a bonus of 3% of the Company’s pre-tax, pre-bonus income; (ii) the Executive Vice President (“EVP”) is eligible to receive a bonus of  3/4 of 1% of the Company’s consolidated pre-tax, pre-bonus income; and (iii) the Chief Financial Officer (“CFO”) is eligible to receive a bonus of  1/2 of 1% of the Company’s consolidated pre-tax, pre-bonus income. In addition, under the Plan, each Division President is eligible to receive a bonus of 3% of the division’s pre-tax, pre-bonus income, determined after allocation to the division of its allocable portion of corporate general and administrative expenses. All other participants under the Plan are eligible to receive bonuses based upon specified percentages of a bonus pool determined as a specified percentage of pre-tax, pre-bonus income. In addition, because the Company’s results of operations were expected to be in a loss position for the year ending December 31, 2008, and thus participants would receive no bonus income in 2008, the Plan provided for a 2008 bonus for all participants in each respective bonus plan. Under this 2008 Bonus Plan, bonus ranges (defined as a percent of salary) are varied based on the level of position, but range from a maximum of 25% to 100% of salary for managers.

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

Grants of Plan-Based Awards

Options/SAR Grants in Fiscal Year Ended December 31, 2009

No options were granted during 2009 to any director or Named Executive Officer. No options are outstanding as of December 31, 2009.

Option Exercises and Stock Vested Table

No exercises of stock options and no vesting of stock occurred during the fiscal year ended December 31, 2009 by any of the Named Executive Officers. No options are outstanding as of December 31, 2009.

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

Employment Contracts, Termination of Employment and Change-in-Control Arrangements

Employees, including executive officers, enter into annual employment agreements which provide that their employment is at-will. The employment agreements with each of General William Lyon, Colin T. Severn, William H. Lyon, Richard S. Robinson and Brian R. Doyle provide for an annual salary as of December 31, 2009 of $1,000,000, $200,000, $500,000, $200,000 and $200,000 respectively. Each employment agreement also provides for a monthly automobile allowance of $400, except for General William Lyon. The employment agreements do not provide for any severance or other payments on termination of employment, or in connection with a change in control of the Company.

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

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based on that review and discussion, has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Compensation Committee

Gary H. Hunt, Chairman

Douglas K. Ammerman

Harold H. Greene

Alex Meruelo

Director Compensation

In 2009, outside directors receive an annual fee of $30,000 per year, payable $7,500 per calendar quarter, and $1,250 for each board meeting attended in person. In addition, the chairperson of the Audit Committee of the Board of Directors receives a fee of $5,000 per year, payable $1,250 per calendar quarter, to serve in such capacity, the chairperson of each other committee of the Board of Directors received a fee of $3,750 per year, payable $938 per calendar quarter, to serve in such capacity, and other committee members received a fee of $1,000 per year, payable $250 per calendar quarter, per committee for service on committees of the Board of Directors.

In 2010, outside directors will receive an annual fee of $60,000 per year, payable $15,000 per calendar quarter, and $2,500 for each board meeting attended in person and $1,500 for each meeting attended via teleconference. In addition, the chairperson of the Audit Committee of the Board of Directors receives a fee of $10,000 per year, payable $2,500 per calendar quarter, to serve in such capacity, the chairperson of each other committee of the Board of Directors receives a fee of $7,500 per year, payable $1,875 per calendar quarter, to serve in such capacity, and other committee members received a fee of $2,000 per year, payable $500 per calendar quarter, per committee for service on committees of the Board of Directors.

The following table sets forth information concerning the compensation of the directors during the fiscal year ended December 31, 2009.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Douglas K. Ammerman	$44,000	—	—	—	—	—	$44,000
Harold H. Greene	46,500	—	—	—	—	—	46,500
Gary H. Hunt	44,502	—	—	—	—	—	44,502
Alex Meruelo	44,502	—	—	—	—	—	44,502

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

The following table sets forth certain information as to the number of shares of Common Stock beneficially owned as of March 5, 2010. The following table includes information for (a) each person or group that is known to the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (b) each of the directors and nominees of the Company, (c) each Named Executive Officer named in the Summary Compensation Table, and (d) all directors and executive officers of the Company as a group.

	As of March 5, 2010
	Shares Beneficially Owned	Percentage of All Common Stock
General William Lyon(1)	946	94.6%
The William Harwell Lyon Separate Property Trust(2)	54	5.4%
William H. Lyon(1)	0(3)	0.00%
Douglas K. Ammerman(1)	0	0.00%
Harold H. Greene(1)	0	0.00%
Gary H. Hunt(1)	0	0.00%
Alex Meruelo(1)	0	0.00%
Richard S. Robinson(1)	0	0.00%
Colin T. Severn(1)	0	0.00%
Brian W. Doyle	0	0.00%
All directors and executive officers as a group (14 persons)	946(3)	94.6%

(1)	Stockholder is at the following mailing address: c/o William Lyon Homes, 4490 Von Karman Avenue, Newport Beach, CA 92660.

(2)	Stockholder is at the following mailing address: c/o Richard M. Sherman, Jr., Esq., Irell & Manella LLP, 840 Newport Center Drive, Suite 400, Newport Beach, CA 92660.

(3)

Does not include 54 shares of common stock held by The William Harwell Lyon Separate Property Trust, which William H. Lyon is the sole beneficiary. William H. Lyon does not have or share, directly or indirectly, the power to vote or to direct the vote of these shares, and thus, William H. Lyon disclaims beneficial ownership of these shares.

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

As of December 31, 2009, the Company had no securities authorized for issuance under compensation plans.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Sale of Real Estate Project to Affiliate of General William Lyon and William H. Lyon.

On December 27, 2007, the Company sold certain land in San Diego County, California for $12.0 million in cash to a limited liability company owned indirectly by Frank T. Suryan, Jr. as Trustee for the Suryan Family Trust. Mr. Suryan is Chairman and Chief Executive Officer of Lyon Capital Ventures, a company wholly owned by Frank T. Suryan, Jr., General William Lyon, Chairman and Chief Executive Officer of the Company, and a trust whose sole beneficiary is William H. Lyon, President and Chief Operating Officer of the Company. The Company has received a report from a third-party valuation and financial advisory services firm as to the reasonableness of the sales price in the transaction. Further, the transaction was unanimously approved by all independent members of the Board of Directors. Prior to the sale, the net book value of this land (as reflected on the Company’s financial statements) was approximately $18.7 million resulting in a loss on the transaction of $6.7 million. In October 2008, in a separately negotiated transaction from the sale of the land to the Company owned indirectly by the Suryan Family Trust (the “Owner”), the Company was contracted by and for the Owner to build apartment units for a contract price of $13.5 million, which includes the Company’s contractor fee of $0.5 million. As described in footnote 1 – Construction Services, the company accounts for this transaction based on the percentage of completion method, and recorded construction services revenue of $12.6 million and $0.2 million and construction services costs of $11.6 million and $0.2 million during the years ended December 31, 2009 and 2008, respectively.

Agreements with Entities Controlled by General William Lyon and William H. Lyon.

For the years ended December 31, 2009, 2008 and 2007, the Company incurred reimbursable on-site labor costs of $197,000, $176,000, and $224,000, respectively, for providing customer service to real estate projects developed by entities controlled by General William Lyon and William H. Lyon, of which $58,000 and $18,000 was due to the Company at December 31, 2009 and 2008, respectively. The Company earned fees of $36,000, $64,000 and $90,000, respectively, for tax and accounting services performed for entities controlled by General William Lyon and William H. Lyon during the years ended December 31, 2009, 2008 and 2007.

The Company earned fees of $123,000 during the year ended December 31, 2009 related to a Human Resources and Payroll Services contract between the Company and an entity controlled by General William Lyon and William H. Lyon.

Rent Paid to a Trust of which William H. Lyon is the Sole Beneficiary.

In each of the three years ended December 31, 2009, 2008 and 2007, the Company incurred charges of $0.8 million related to rent on the Company’s corporate office, from a trust of which William H. Lyon is the sole beneficiary.

Charges Incurred Related to the Charter, Use and Sale of Aircraft.

Effective September 1, 2004, the Company entered into an aircraft consulting and management agreement with an affiliate (the “Affiliate”) of William Lyon to operate and manage the Company’s aircraft. The terms of the agreement provide that the Affiliate shall consult and render its advice and management services to the Company with respect to all functions necessary to the operation, maintenance and administration of the aircraft. The Company’s business plan for the aircraft includes (i) use by Company executives for traveling on Company business to the Company’s divisional offices and other destinations, (ii) charter service to outside third parties and (iii) charter service to General William Lyon personally. Charter services for outside third parties are contracted for at market rates. As compensation to the Affiliate for its management and consulting services under the agreement, the Company pays the Affiliate a fee equal to (i) the amount equal to 107% of compensation paid by the Affiliate for the pilots supplied pursuant to the agreement, (ii) $50 per operating hour for the aircraft and (iii) $9,000 per month for hangar rent. In addition, all maintenance work, inspections and repairs performed by the Affiliate on the aircraft are charged to the Company at the Affiliate’s published rates for maintenance, inspection and repairs in effect at the time such work is completed. The total expenses incurred by the Company and paid to the Affiliate under the agreement amounted to $0.8 million, $1.6 million, and $1.4 million during the years ended December 31, 2009, 2008 and 2007, respectively.

Effective July 1, 2006, General William Lyon entered into a time sharing agreement (“the Agreement”) with the Company pertaining to his personal use of the aircraft. The agreement calls for General Lyon to reimburse the company for all costs incurred by the Company during his personal flights plus a surcharge on fuel consumption of two times the cost. Pursuant to the Agreement, the Company had earned revenue of $53,000, $0.4 million and $0.6 million for charter services provided to General William Lyon personally, for the years ended December 31, 2009, 2008 and 2007, respectively

On September 3, 2009, Presley CMR, Inc., a California corporation (“Presley CMR”) and wholly owned subsidiary of California Lyon, entered into an Aircraft Purchase and Sale Agreement (“PSA”) with an affiliate of General William Lyon to sell the aircraft described above. The PSA provides for an aggregate purchase price for the Aircraft of $8.3 million (which value was the appraised fair market value of the Aircraft), which consists of: (i) cash in the amount of $2.1 million which was paid at closing and (ii) a promissory note from the affiliate in the amount of $6.2 million, which is included in receivables in the accompanying consolidated balance sheet. The closing of this sale occurred on September 9, 2009. The Company recorded a loss on the sale of the Aircraft totaling $3.0 million, which is included in other loss in the accompanying statement of operations.

Acquisition of Real Estate Projects from Entities Controlled by General William Lyon and/or William H. Lyon.

On October 26, 2000, the Company’s Board of Directors (with Messrs. William Lyon and William H. Lyon abstaining) approved the purchase of 579 lots for a total purchase price of $12.6 million from an entity controlled by William Lyon and William H. Lyon. In addition to the purchase price, one-half of the net profits in excess of six percent from the development are to be paid to the seller. As of December 31, 2004, all lots were purchased under this agreement. During the year ended December 31, 2007, $8.3 million was paid to the seller and a total cumulative amount of $14.0 million has been paid to the seller as of December 31, 2009.

Purchase of Land from Joint Ventures.

The Company purchased land for a total purchase price of $17.3 million during the year ended December 31, 2007 from certain of its joint ventures.

Certain Family Relationships.

William H. Lyon, one of the Company’s directors and the President and Chief Operating Officer of the Company, is the son of General William Lyon. General William Lyon is the Company’s Chairman of the Board of Directors and the Chief Executive Officer. Mr. Lyon’s compensation is disclosed in the Summary Compensation Table above.

Terry A. Connelly, who is Senior Vice President and Director of Operations of the Company’s Nevada Division, is married to Mary J. Connelly, President of the Nevada Division. In 2009, Mr. Connelly received a base salary of $160,000 and a monthly car allowance of $400 from the Company. Mr. Connelly earned a bonus of $ 92,750 in 2009.

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

The fees for professional services provided by both Ernst & Young and Windes & McClaughry in fiscal year 2009 and by Ernst & Young LLP in fiscal year 2008 were:

Type of Fees	2009	2008
Audit Fees	$494,000	$528,000
Audit-Related Fees	—	36,500
Tax Fees	25,000	95,000

Total Fees	$519,000	$659,500

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

The Audit Committee considered the compatibility of the provision of other services by its registered public accountants with the maintenance of their independence. The Audit Committee approved all audit and non-audit services provided by Windes & McClaughry in 2009 and by Ernst & Young LLP in 2008 and 2009.

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

(3)  Listing of Exhibits:

Exhibit Number	Description

3.1(2)	Certificate of Incorporation of William Lyon Homes, a Delaware corporation.
3.2(1)	Certificate of Ownership and Merger.
3.3(19)	Certificate of Ownership and Merger.
3.4(19)	Certificate of Amendment of Certificate of Incorporation.
3.5(2)	Bylaws of William Lyon Homes, a Delaware corporation.
4.1(14)	Indenture dated as of March 17, 2003 among William Lyon Homes, Inc., the Guarantors (as defined therein), and U.S. Bank National Association, as Trustee (including form of notes and guarantees).
4.2(10)

Supplemental Indenture dated as of December 13, 2004 between Lyon East Garrison Company I, LLC, a California limited liability company, as Guarantor, and U.S. Bank National Association, as Trustee (supplementing the Indenture dated as of March 17, 2003 among William Lyon Homes, Inc., a California corporation, the Guarantors (as defined therein), and U.S. Bank National Association, as Trustee).

4.3(15)

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
4.5(10)

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

4.6(15)

Supplemental Indenture dated as of January 1, 2005 between The Ranch Golf Club, LLC, a California limited liability company, as Guarantor, and U.S. Bank National Association, as Trustee (supplementing the Indenture dated as of February 6, 2004 among William Lyon Homes, Inc., a California corporation, the Guarantors (as defined therein), and U.S. Bank National Association, as Trustee).

4.7(9)	Indenture dated as of November 22, 2004 among William Lyon Homes, Inc., the Guarantors (as defined therein), and U.S. Bank National Association, as Trustee (including form of notes and guarantees).
4.8(10)

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

4.9(15)

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

10.2(11)

Agreement to Modify Loan Agreement, Promissory Note and Deed of Trust, dated as of September 18, 2002, by and between William Lyon Homes, Inc., a California corporation, as borrower, and California Bank & Trust, a California banking corporation, as lender.

10.3(5)

Second Agreement to Modify Loan Agreement, Promissory Note and Deed of Trust, dated as of December 13, 2002, by and between William Lyon Homes, Inc., a California corporation, as borrower, and California Bank & Trust, a California banking corporation, as lender.

10.4(3)

Third Agreement to Modify Loan Agreement, Promissory Note and Deed of Trust, dated as of January 26, 2004, by and between William Lyon Homes, Inc., a California corporation, as borrower, and California Bank & Trust, a California banking corporation, as lender.

10.5(8)

Amended and Restated Revolving Line of Credit Loan Agreement dated September 16, 2004 by and between California Bank & Trust, a California banking corporation, and William Lyon Homes, Inc., a California corporation.

10.6(16)	First Amendment to Amended and Restated Revolving Line of Credit Loan Agreement, dated as of July 19, 2005, by and between William Lyon Homes, Inc. and California Bank & Trust.
10.7(17)

Second Amendment to Amended and Restated Revolving Line of Credit Loan Agreement dated September 16, 2004 by and between California Bank & Trust, a California banking corporation, and William Lyon Homes, Inc., a California corporation.

10.8(21)

Third Amendment to Amended and Restated Revolving Line of Credit Loan Agreement dated as of December 28, 2007, by and between William Lyon Homes, Inc., a California corporation and California Bank & Trust, a California banking corporation.

10.9(21)

Fourth Amendment to Amended and Restated Revolving Line of Credit Loan Agreement dated as of January 17, 2008 by and between William Lyon Homes, Inc., a California corporation and California Bank & Trust, a California banking corporation.

10.10(23)

Fifth Amendment to Amended and Restated Revolving Line of Credit Loan Agreement dated as of May 20, 2008 by and between William Lyon Homes, Inc., a California corporation (“Borrower”), and California Bank & Trust, a California banking corporation (“Lender”).

10.11(24)

Sixth Amendment to Amended and Restated Revolving Line of Credit Loan Agreement dated as of September 17, 2008, by and between William Lyon Homes, Inc., a California corporation and California Bank & Trust, a California Banking Corporation.

10.12(26)

Side Letter Amendment to Amended and Restated Revolving Line of Credit Loan Agreement dated as of December 17, 2008, by and between William Lyon Homes, Inc., a California corporation and California Bank & Trust, a California Banking Corporation.

10.13(26)

Seventh Amendment to Amended and Restated Revolving Line of Credit Loan Agreement dated as of April 6, 2009, by and between William Lyon Homes, Inc., a California corporation and California Bank & Trust, a California Banking Corporation.

10.14(6)

Revolving Line of Credit Loan Agreement, dated as of March 11, 2003, by and among Moffett Meadows Partners, LLC, a Delaware limited liability company, as borrower, and California Bank & Trust, a California banking corporation, and the other financial institutions named therein, as lenders.

10.15(6)	Joinder Agreement to Reimbursement and Indemnity Agreement, entered into as of March 25, 2003, by William Lyon Homes, a Delaware corporation.
10.16(7)	Borrowing Base Revolving Line of Credit Agreement, dated as of June 28, 2004, by and between William Lyon Homes, Inc., a California corporation, and Bank One, NA, a national banking association.

Exhibit Number	Description

10.17(10)

Modification Agreement, dated as of December 7, 2004, by and between William Lyon Homes, Inc., a California corporation, and JPMorgan Chase Bank, N.A. (successor by merger to Bank One, NA, a national banking association).

10.18(16)

Second Modification Agreement to Borrowing Base Revolving Line of Credit Agreement, dated as of July 14, 2005, between William Lyon Homes, Inc. and JPMorgan Chase Bank, N.A. (successor by merger to Bank One, NA).

10.19(18)

Third Modification Agreement to Borrowing Base Revolving Line of Credit Agreement dated October 23, 2006 by and between William Lyon Homes, Inc., a California corporation and JPMorgan Chase Bank, N.A., a National Banking Association.

10.20(20)

Fifth Modification Agreement to Borrowing Base Revolving Line of Credit Agreement dated November 6, 2007 by and between William Lyon Homes, Inc., a California corporation and JPMorgan Chase Bank, N.A., a national banking association.

10.21(21)

Sixth Modification Agreement to Borrowing Base Revolving Line of Credit Agreement dated February 20, 2008 by and between William Lyon Homes, Inc., a California corporation and JPMorgan Chase Bank, N.A., a national banking association.

10.22(23)

Seventh Modification Agreement to Borrowing Base Revolving Line of Credit Agreement dated as of March 12, 2008 by and between William Lyon Homes, Inc., a California corporation (“Borrower”) and JPMorgan Chase Bank, N.A., a national banking association (“Bank”).

10.23(23)

Eighth Modification Agreement to Borrowing Base Revolving Line of Credit Agreement dated as of June 5, 2008 by and between William Lyon Homes, Inc., a California corporation (“Borrower”) and JPMorgan Chase Bank, N.A., a national banking association (“Bank”).

10.24(25)

Ninth Modification Agreement to Borrowing Base Revolving Line of Credit Agreement dated as of September 25, 2008 by and between William Lyon Homes, Inc., a California Corporation (“Borrower”) and JPMorgan Chase Bank, N.A., a national banking association (“Bank”).

10.25(26)

Tenth Modification Agreement to Borrowing Base Revolving Line of Credit Agreement dated December 19, 2008, by and between JPMorgan Chase Bank, N.A., a national banking association, and William Lyon Homes, Inc., a California Corporation.

10.26(26)

Eleventh Modification Agreement to Borrowing Base Revolving Line of Credit Agreement dated June 3, 2009, by and between JPMorgan Chase Bank, N.A., a national banking association, and William Lyon Homes, Inc., a California Corporation.

10.27(26)

Twelfth Modification Agreement to Borrowing Base Revolving Line of Credit Agreement dated November 18, 2009, by and between JPMorgan Chase Bank, N.A., a national banking association, and William Lyon Homes, Inc., a California Corporation.

10.28(27)

Senior Secured Term Loan Agreement dated as of October 20, 2009 by and between William Lyon Homes, Inc., (“Borrower”) and COLFIN WLH Funding, LLC, as Administrative Agent (“Admin Agent”), COLFIN WLH Funding, LLC, as Initial Lender and Lead Arranger (“COLFIN”).

10.29(12)	Form of Indemnity Agreement, between William Lyon Homes, a Delaware corporation, and the directors and officers of William Lyon Homes.
10.30(12)

Property Management Agreement between Corporate Enterprises, Inc., a California corporation (Owner) and William Lyon Homes, Inc., a California corporation (Manager) dated and effective November 5, 1999.

10.31(12)	Warranty Service Agreement between Corporate Enterprises, Inc., a California corporation and William Lyon Homes, Inc., a California corporation dated and effective November 5, 1999.
10.32(4)	Option Agreement and Escrow Instructions between William Lyon Homes, Inc., a California corporation and Lathrop Investment, L.P., a California limited partnership, dated as of October 24, 2000.
10.33(19)	Description of 2007 Cash Bonus Plan.
10.34(19)	2007 Senior Executive Bonus Plan.
10.35(13)	Standard Industrial/Commercial Single-Tenant Lease – Net between William Lyon Homes, Inc. and a trust of which William H. Lyon is the sole beneficiary.
10.36(5)	The Presley Companies Non-Qualified Retirement Plan for Outside Directors.
10.37(22)

Third Extension and Modification agreement dated May 19, 2008, by and between Circle G at the Church Farm North Joint Venture, LLC, an Arizona limited liability company, and California National Bank, a national banking association.

10.38(28)	Aircraft Purchase and Sale Agreement dated as of September 3, 2009 (“Effective Date”), by and between Presley CMR, Inc., and Martin Aviation, Inc., or its designee.
10.39(28)	Secured Promissory Note dated September 9, 2009 from Martin Aviation, Inc., a California corporation (“Maker”) payable to William Lyon Homes, Inc., a California corporation (“Holder”).

Exhibit Number	Description

10.40(28)	Aircraft Mortgage and Security Agreement between Martin Aviation, Inc., a California corporation and William Lyon Homes, Inc., dated as of September 9, 2009.
12.1(29)	Statement of computation of ratio of earnings to fixed charges.
21.1(29)	List of Subsidiaries of William Lyon Homes, a Delaware corporation.
31.1(29)	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
31.2(29)	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
32.1(29)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
32.2(29)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Current Report on Form 8-K of William Lyon Homes, a Delaware corporation (the “Company”) filed January 5, 2000 and incorporated herein by this reference.
(2)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-4, and amendments thereto (SEC Registration No. 333-88569), and incorporated herein by this reference.
(3)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.
(4)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 and incorporated herein by this reference.
(5)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by this reference.
(6)	Previously filed as an exhibit to Amendment No. 3 to the Company’s Registration Statement on Form S-4 (File No. 333-114691) filed July 15, 2004 and incorporated herein by this reference.
(7)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by this reference.
(8)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed September 22, 2004 and incorporated herein by this reference.
(9)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed November 23, 2004 and incorporated herein by this reference.
(10)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (SEC Registration No. 333-121346) filed December 16, 2004 and incorporated herein by this reference.
(11)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 and incorporated herein by this reference.
(12)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by this reference.
(13)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by this reference.
(14)

Previously filed as an exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-4 (SEC Registration No. 333-121346) filed January 10, 2005 and incorporated herein by this reference.

(15)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed November 14, 2005 and incorporated herein by this reference.
(16)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed July 14, 2005 and incorporated herein by this reference.
(17)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed September 27, 2006 and incorporated herein by reference.
(18)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed October 27, 2006 and incorporated herein by reference.
(19)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.
(20)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on November 15, 2007 and incorporated herein by reference.
(21)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.
(22)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on May 28, 2008 and incorporated herein by reference.

(23)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 and incorporated herein by reference.
(24)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on September 24, 2008 and incorporated herein by reference.
(25)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008 and incorporated herein by reference.
(26)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 5, 2009 and incorporated herein by reference.
(27)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on October 22, 2009 and incorporated herein by reference.
(28)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on September 10, 2009 and incorporated herein by reference.
(29)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILLIAM LYON HOMES

March 29, 2010	By:	/s/ COLIN T. SEVERN
Colin T. Severn
Vice President, Chief Financial Officer
and Corporate Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ WILLIAM LYON William Lyon	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2010

/S/ WILLIAM H. LYON William H. Lyon	Director, President and Chief Operating Officer	March 29, 2010

/S/ DOUGLAS K. AMMERMAN Douglas K. Ammerman	Director	March 17, 2010

/S/ HAROLD H. GREENE Harold H. Greene	Director	March 25, 2010

/S/ GARY H. HUNT Gary H. Hunt	Director	March 24, 2010

/S/ ALEX MERUELO Alex Meruelo	Director	March 25, 2010

/S/ COLIN T. SEVERN Colin T. Severn	Vice President, Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer)	March 29, 2010

REQUIRED SCHEDULES

Schedules are omitted as the required information is not present, is not present in sufficient amounts, or is included in the Consolidated Financial Statements or Notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

William Lyon Homes

We have audited the accompanying consolidated balance sheet of William Lyon Homes (the “Company”) as of December 31, 2009, and the related consolidated statements of operations, equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of William Lyon Homes as of December 31, 2009, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, on January 1, 2009, the Company adopted Financial Accounting Standard No. 160, later codified in ASC Topic 810-10, Consolidation.

/S/    WINDES & MCCLAUGHRY

Irvine, California

March 29, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

William Lyon Homes

We have audited the accompanying consolidated balance sheet of William Lyon Homes as of December 31, 2008, and the related consolidated statements of operations, equity and cash flows for each of the two years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of William Lyon Homes at December 31, 2008, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, on January 1, 2009 the Company adopted      Financial Accounting Standards Statement No. 160, later codified in ASC 810-10, Noncontrolling Interest in Consolidated Financial Statements. The balance sheet as of December 31, 2008 and the consolidated statements of operations, equity and cash flows for each of the two years in the period then ended have been restated to conform to the adopted accounting standard.

/S/    ERNST & YOUNG LLP

Irvine, California

March 25, 2009,

except for the effects

of the restatement described

in paragraph 18 of Note 1,

as to which the date is

March 29, 2010

WILLIAM LYON HOMES

CONSOLIDATED BALANCE SHEETS

(in thousands except number of shares and par value per share)

	December 31,
	2009	2008
ASSETS
Cash and cash equivalents — Note 1	$117,587	$67,017
Restricted cash — Note 1	4,352	5,079
Receivables — Note 4	16,294	29,985
Income tax refunds receivable — Note 9	106,989	46,696
Real estate inventories — Notes 2 and 5
Owned	523,336	754,489
Not owned	55,270	107,763
Investments in and advances to unconsolidated joint ventures	1,703	2,769
Property and equipment, less accumulated depreciation of $8,195 and $14,124 at December 31, 2009 and 2008, respectively	1,673	14,403
Deferred loan costs	14,859	6,264
Other assets	18,036	10,378

	$860,099	$1,044,843

LIABILITIES AND EQUITY
Accounts payable	$11,046	$16,331
Accrued expenses	45,294	62,987
Liabilities from inventories not owned	55,270	80,079
Notes payable — Notes 6 and 7	64,227	194,629
Senior Secured Term Loan due October 20, 2014 — Notes 6 and 7	206,000	—
7 5/8% Senior Notes due December 15, 2012 — Notes 6 and 7	67,204	133,800
10 3/4% Senior Notes due April 1, 2013 — Notes 6 and 7	168,158	218,176
7 1/2% Senior Notes due February 15, 2014 — Notes 6 and 7	84,701	124,300

	701,900	830,302

Commitments and contingencies — Note 11

Equity:
Stockholders’ equity — Note 8
Common stock, par value $.01 per share; 3,000 shares authorized; 1,000 shares outstanding at December 31, 2009 and 2008	—	—
Additional paid-in capital	48,867	48,867
Retained earnings	101,733	122,258

	150,600	171,125
Noncontrolling interest — Note 2	7,599	43,416

	158,199	214,541

	$860,099	$1,044,843

See accompanying notes.

WILLIAM LYON HOMES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Year Ended December 31,
	2009	2008	2007
Operating revenue
Home sales	$253,874	$468,452	$1,002,549
Lots, land and other sales	21,220	39,512	102,808
Construction services — Note 1	34,149	18,114	—

	309,243	526,078	1,105,357

Operating costs
Cost of sales — homes	(219,486)	(439,276)	(873,228)
Cost of sales — lots, land and other	(131,640)	(47,599)	(205,603)
Impairment loss on real estate assets — Note 5	(45,269)	(135,311)	(231,120)
Impairment loss on goodwill — Note 1	—	(5,896)	—
Construction services — Note 1	(28,486)	(15,431)	—
Sales and marketing	(17,636)	(40,441)	(66,703)
General and administrative	(21,027)	(27,645)	(37,472)
Other — Note 10	(6,580)	(4,461)	(903)

	(470,124)	(716,060)	(1,415,029)

Equity in (loss) income of unconsolidated joint ventures	(420)	(3,877)	304

Operating loss	(161,301)	(193,859)	(309,368)
Gain on retirement of debt — Note 6	78,144	54,044	—
Interest expense, net of amounts capitalized — Note 6	(35,902)	(24,440)	—
Other (expense) income, net — Note 10	(3,802)	579	3,744

Loss before benefit from (provision for) income taxes	(122,861)	(163,676)	(305,624)

Benefit from (provision for) income taxes — Note 9	101,908	41,592	(32,658)

Consolidated net loss	(20,953)	(122,084)	(338,282)
Less: net loss (income) — noncontrolling interest	428	10,446	(11,126)

Net loss attributable to William Lyon Homes	$(20,525)	$(111,638)	$(349,408)

See accompanying notes.

WILLIAM LYON HOMES

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Non- Controlling Interest	Total

	Shares	Amount
Balance — December 31, 2006	1	$—	$43,213	$582,182	$109,859	$735,254
Income tax benefit and related interest recognized as the result of the adoption of ASC Topic 810 — Note 10	—	—	5,654	1,122	—	6,776
Purchase of consolidated land banking arrangement determined to be a variable interest entity	—	—	—	—	(38,233)	(38,233)
Advances to joint venture	—	—	—	—	(624)	(624)
Cash distributions to members of consolidated entities, net	—	—	—	—	(26,119)	(26,119)
Net (loss) income	—	—	—	(349,408)	11,126	(338,282)

Balance — December 31, 2007	1	—	48,867	233,896	56,009	338,772
Cancellation of consolidated land banking arrangement determined to be a variable interest entity	—	—	—	—	(3,186)	(3,186)
Cash contributions from members of consolidated entities, net	—	—	—	—	1,039	1,039
Net loss	—	—	—	(111,638)	(10,446)	(122,084)

Balance — December 31, 2008	1	—	48,867	122,258	43,416	214,541
Cancellation of consolidated land banking arrangement determined to be a variable interest entity	—	—	—	—	(27,684)	(27,684)
Cash distributions to members of consolidated entities, net	—	—	—	—	(7,705)	(7,705)
Net loss	—	—	—	(20,525)	(428)	(20,953)

Balance — December 31, 2009	1	$—	$48,867	$101,733	$7,599	$158,199

See accompanying notes.

WILLIAM LYON HOMES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2009	2008	2007
Operating activities
Consolidated net loss	$(20,953)	$(122,084)	$(338,282)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,493	2,218	2,460
Impairment loss on real estate assets	45,269	135,311	231,120
Impairment loss on goodwill	—	5,896	—
Equity in loss (income) of unconsolidated joint ventures	420	3,877	(304)
Distributions of income from unconsolidated joint ventures	—	816	—
Gain on retirement of debt	(78,144)	(54,044)	—
Loss on sale of fixed asset	3,009	—	—
(Benefit) provision for income taxes	(101,908)	(41,592)	32,658
Net changes in operating assets and liabilities:
Restricted cash	727	(5,079)	—
Receivables	19,879	9,628	81,365
Income tax refunds receivable	41,615	550	—
Real estate inventories — owned	130,436	167,516	174,318
Deferred loan costs	1,720	2,501	1,613
Other assets	(7,658)	4,257	3,113
Accounts payable	(5,285)	(24,559)	(9,469)
Accrued expenses	(17,693)	(4,799)	(44,079)

Net cash provided by operating activities	12,927	80,413	134,513

Investing activities
Net proceeds from sale of fixed asset	2,063	—	—
Investment in and advances to unconsolidated joint ventures	(194)	(3,003)	(7,106)
Net cash paid for purchase of partner’s interest in unconsolidated joint venture	—	—	(1,484)
Distributions of capital from unconsolidated joint ventures	840	212	1,095
Purchases of property and equipment	(23)	(529)	(766)

Net cash provided by (used in) investing activities	2,686	(3,320)	(8,261)

Financing activities
Proceeds from borrowings on notes payable	113,467	591,427	1,699,700
Principal payments on notes payable	(187,718)	(659,021)	(1,765,368)
Proceeds from Senior Secured Term Loan	193,904	—	—
Net cash paid for repurchase of Senior Notes	(76,991)	(16,718)	—
Noncontrolling interest (distributions) contributions, net	(7,705)	1,039	(26,119)

Net cash provided by (used in) financing activities	34,957	(83,273)	(91,787)

Net increase (decrease) in cash and cash equivalents	50,570	(6,180)	34,465
Cash and cash equivalents — beginning of year	67,017	73,197	38,732

Cash and cash equivalents — end of year	$117,587	$67,017	$73,197

See accompanying notes

WILLIAM LYON HOMES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(in thousands)

	Year Ended December 31,
	2009	2008	2007
Supplemental disclosures of non-cash activities:
Decrease in real estate inventories owned and related notes payable in variable interest entity	$56,151	$—	$—

Issuance of note receivable related to sale of aircraft	$6,188	$—	$—

Reduction of notes payable to secure land option agreement	$—	$4,709	$—

Net (decrease) increase in real estate inventories — not owned and liabilities from inventories not owned	$(24,809)	$33,316	$18,169

Net (decrease) increase in real estate inventories — not owned and noncontrolling interest	$(27,684)	$3,186	$38,233

Net change in assets from previously consolidated joint venture	$—	$—	$2,196

Net change in liabilities from previously consolidated joint venture	$—	$—	$626

Reduction of notes payable and real estate inventories-owned from reconveyance of land to land seller	$—	$—	$10,021

Income tax benefit credited to additional paid-in capital and retained earnings	$—	$—	$6,776

Consolidation of net assets from purchase of partner’s interest in unconsolidated joint venture	$—	$—	$41,778

Consolidation of net liabilities from purchase of partner’s interest in unconsolidated joint venture	$—	$—	$40,294

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

Financial Condition and Liquidity

The ability of the Company to meet its obligations on its indebtedness will depend to a large degree on its future performance which in turn will be subject, in part, to factors beyond its control, such as prevailing economic conditions, either nationally or in regions in which the Company operates, the outbreak of war or other hostilities involving the United States, mortgage and other interest rates, changes in prices of homebuilding materials, weather, the occurrence of events such as landslides, soil subsidence and earthquakes that are uninsurable, not economically insurable or not subject to effective indemnification agreements, availability of labor and homebuilding materials, changes in governmental laws and regulations, the timing of receipt of regulatory approvals and the opening of projects, and the availability and cost of land for future development. The Company cannot be certain that its cash flow will be sufficient to allow it to pay principal and interest on its debt, support its operations and meet its other obligations. If the Company is not able to meet those obligations, it may be required to refinance all or part of its existing debt, sell assets or borrow more money. The Company may not be able to do so on terms acceptable to it, if at all. In addition, the terms of existing or future indentures and credit or other agreements governing the Company’s Senior Secured Term Loan, Senior Note obligations and other indebtedness may restrict the Company from pursuing any of these alternatives.

Real Estate Inventories and Related Indebtedness

Real estate inventories are carried at cost net of impairment losses, if any. Real estate inventories consist primarily of land deposits, raw land, lots under development, finished lots, homes under construction, completed homes and model homes of real estate projects. All direct and indirect land costs, offsite and onsite improvements and applicable interest and other carrying charges are capitalized to real estate projects during periods when the project is under development. Land, offsite costs and all other common costs are allocated to land parcels benefited based upon relative fair values before construction. Onsite construction costs and related carrying charges (principally interest and property taxes) are allocated to the individual homes within a phase based upon the relative sales value of the homes. The Company relieves its accumulated real estate inventories through cost of sales for the estimated cost of homes sold. Selling expenses and other marketing costs are expensed in the period incurred. A provision for warranty costs relating to the Company’s limited warranty plans is included in cost of sales and accrued expenses at the time the sale of a home is recorded. The Company generally reserves one percent of the sales price of its homes against the possibility of future charges relating to its one-year limited warranty and similar potential claims. Factors that affect the Company’s warranty liability include the number of homes under warranty, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary. Changes in the Company’s warranty liability during the years ended December 31 are as follows (in thousands):

	December 31,
	2009	2008	2007
Warranty liability, beginning of year	$26,394	$30,048	$23,364
Warranty provision during year	2,429	5,040	10,182
Warranty payments during year	(8,727)	(8,853)	(12,030)
Warranty charges related to pre-existing warranties during year	1,269	159	8,532

Warranty liability, end of year	$21,365	$26,394	$30,048

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Interest incurred under the Revolving Credit Facilities, Senior Secured Term Loan, the 7 5/8% Senior Notes, the 10 3/4% Senior Notes, the 7 1/2% Senior Notes and other notes payable, as more fully discussed in Note 6, is capitalized to qualifying real estate projects under development. Any additional interest charges related to real estate projects not under development are expensed in the period incurred. During the years ended December 31, 2009 and 2008, the Company incurred $35.9 million and $24.4 million, respectively, of interest expense, due to a decrease in real estate assets which qualify for interest capitalization.

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives ranging from three to fifteen years. Leasehold improvements are stated at cost and are amortized using the straight-line method over the shorter of either their estimated useful lives or term of the lease. As more fully discussed in Note 11, the Company owned an aircraft which was depreciated using the straight-line method over an estimated useful life of fifteen years. This aircraft was sold on September 3, 2009.

Deferred Loan Costs

Deferred loan costs are amortized over the term of the applicable loans using a method which approximates the effective interest method.

Goodwill

The amount paid for business acquisitions over the net fair value of assets acquired and liabilities assumed is reflected as goodwill, which is subject to FASB ASC Topic 350, Intangibles – Goodwill and Other. The Company reviewed goodwill for impairment on an annual basis or when indicators of impairment existed. Evaluating goodwill for impairment involved the determination of the fair value of the Company’s reporting units in which the Company had recorded goodwill. A reporting unit is a component of an operating segment for which discrete financial information is available and reviewed by the Company’s management on a regular basis. Inherent in the determination of fair value are judgments and assumptions, including the interpretation of current economic conditions and market valuations.

Due to deterioration in market conditions, the Company recorded an impairment charge on goodwill of $5.9 million during the year ended December 31, 2008. As of December 31, 2009 and 2008, there is no goodwill recorded on the Company’s accompanying consolidated balance sheet.

Sales and Profit Recognition

A sale is recorded and profit recognized when a sale is consummated, the buyer’s initial and continuing investments are adequate, any receivables are not subject to future subordination, and the usual risks and rewards of ownership have been transferred to the buyer in accordance with the provisions of FASB ASC Topic 360-20, Property, Plant and Equipment, Real Estate Sales. When it is determined that the earnings process is not complete, profit is deferred for recognition in future periods.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Construction Services

The Company accounts for construction management agreements using the Percentage of Completion Method in accordance with FASB ASC Topic 605 Revenue Recognition. Under ASC 605, the Company records revenues and expenses as work on a contract progresses, and based on the percentage of costs incurred to date compared to the total estimated costs of the contract. Based on the provisions of ASC 605, the Company has recorded construction services revenues and expenses of $34.1 million and $28.5 million respectively for the year ended December 31, 2009 and $18.1 million and $15.4 million respectively, for the year ended December 31, 2008, in the accompanying consolidated statement of operations.

The Company entered into construction management agreements to build, sell and market homes in 3 separate communities. For such services, the Company will receive fees (generally 5 percent of the sales price, as defined) and may, under certain circumstances, receive additional compensation if certain financial thresholds are achieved. In addition, in October 2008, the Company entered into a contract to build apartment units for a related party at a contract price of $13.5 million, which includes the Company’s contractor fee of $0.5 million. During the year ended December 31, 2009, the Company recorded construction services revenue of $12.6 million and expenses of $11.6 million for this project. For more information on this agreement, see Note 11.

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

Cash and Cash Equivalents

Short-term investments with a maturity of three months or less when purchased are considered cash equivalents. The Company’s cash and cash equivalents balance exceeds federally insurable limits as of December 31, 2009. The Company monitors the cash balances in its operating accounts and adjusts the cash balances as appropriate; however, these cash balances could be negatively impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts.

Restricted Cash

Restricted cash consists of deposits made by the Company to a bank account held with the lenders of two of the Company’s revolving credit facilities as collateral for the use of letters of credit provided by such lenders. Under the terms of the Senior Secured Term Loan disclosed in Note 6, all of the Company’s standby letters of credit are secured by cash.

Use of Estimates

The preparation of the Company’s financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities as of December 31, 2009 and 2008 and revenues and expenses for each of the three years in the period ended December 31, 2009. Accordingly, actual results could differ from those estimates. The significant accounting policies using estimates include real estate inventories and cost of sales, impairment of real estate inventories, warranty reserves, loss contingencies, sales and profit recognition, and accounting for variable interest entities. The current economic environment increases the uncertainty inherent in these estimates and assumptions.

Codification

        In 2009, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162. This statement modifies the Generally Accepted Accounting Principles (“GAAP”) hierarchy by establishing only two levels of GAAP, authoritative and nonauthoritative accounting literature. Effective July 2009, the FASB Accounting Standards Codification (“ASC”), also known collectively as the “Codification,” is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the SEC. Nonauthoritative guidance and literature would include, among other things, FASB Concepts Statements, American Institute of Certified Public Accountants Issue Papers and Technical Practice Aids and accounting textbooks. The Codification was developed to organize GAAP pronouncements by topic so that users can more easily access authoritative accounting guidance. All accounting references have been updated, as applicable, and therefore SFAS references have been replaced with ASC references.

Subsequent Events

The Company follows the guidance in ASC Topic 855. Subsequent Events (“ASC 855”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 sets forth (i) the period after the balance sheet date during which management of a reporting entity evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC 855 became effective for interim periods ending after June 15, 2009. Pursuant to ASC 855 the Company’s management has evaluated subsequent events through the date that the consolidated financial statements were issued for the period ended December 31, 2009.

Adoption of New Accounting Standard Restating Noncontrolling Interest

On January 1, 2009, the Company adopted Financial Accounting Standards No. 160, later codified in ASC Topic 810-10, Consolidation, which establishes accounting and reporting standards for a parent company’s noncontrolling interest in a subsidiary and for the de-consolidation of a subsidiary. The adoption of this topic requires the Company to record gains or losses upon changes in control, which for the year ending December 31, 2008, restated equity by an increase of $43.4 million. In addition, in the accompanying financial statements, the Company reclassified minority interest to noncontrolling interest, which is a balance of $7.6 million as of December 31, 2009 in the following portions of the consolidated financial statements:

•	The consolidated balance sheets, statements of operations, equity and cash flows;

•	The condensed consolidating balance sheets and statements of operations by form of ownership, see Note 2;

•	The consolidating balance sheets, statements of operations and cash flows by Guarantor categories, see Note 6.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Impact of New Accounting Pronouncements

In 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820), which requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in ASC 820-10. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company does not expect the adoption of these provisions to have a material effect on its consolidated financial statements.

In June 2009, the FASB updated certain provisions of ASC 810. These provisions amend the consolidation guidance applicable to variable interest entities and the definition of a variable interest entity, and require enhanced disclosures to provide more information about an enterprise’s involvement in a variable interest entity. ASC 810 also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. These provisions under ASC 810 are effective for the Company on January 1, 2010. The Company does not expect the adoption of these provisions to have a material effect on its consolidated financial statements.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Reclassifications

Certain balances have been reclassified in order to conform to current year presentation.

Note 2 — Consolidation of Variable Interest Entities and Noncontrolling Interests

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

Certain joint ventures, lot option agreements and land banking arrangements have been determined to be VIEs under FASB ASC Topic 810 in which the Company is considered the primary beneficiary. Accordingly, the assets, liabilities and operations of all of these joint ventures, lot option agreements and land banking arrangements have been consolidated with the Company’s financial statements as of December 31, 2009 and 2008, and for the three years in the period ended December 31, 2009. Supplemental consolidating financial information of the Company, specifically including information for the joint ventures and land banking arrangements consolidated under ASC 810, is presented below to allow investors to determine the nature of assets held and the operations of the consolidated entities. Investments in consolidated entities in the financial statements of wholly-owned entities presented below use the equity method of accounting. Consolidated real estate inventories-owned include land deposits under option agreements or land banking arrangements (see Note 11) of $33.6 million and $47.0 million at December 31, 2009 and 2008, respectively. As of December 31, 2009, the Company’s remaining total contractual obligations for land purchases and option commitments was approximately $161.0 million.

The joint ventures which have been determined to be VIEs are each engaged in homebuilding and land development activities. Certain of these joint ventures have not obtained construction financing from outside lenders, but are financing their activities through equity contributions from each of the joint venture partners. Creditors of these VIE’s have no recourse against the general credit of the Company. The creditors of the Company have no access to the assets of the VIE. Income allocations and cash distributions to the Company are based on predetermined formulas between the Company and the joint venture partners as specified in the applicable partnership or operating agreements. The Company generally receives, after partners’ priority returns and return of partners’ capital, approximately 50% of the profits and cash flows from the joint ventures.

Land Banking Arrangements

The Company enters into purchase agreements with various land sellers. As a method of acquiring land in staged takedowns, thereby minimizing the use of funds from the Company’s available cash or other corporate financing sources and limiting the Company’s risk, the Company transfers the Company’s right in such purchase agreements to entities owned by third parties (“land banking arrangements”). These entities use equity contributions and/or incur debt to finance the acquisition and development of the previous land being purchased. The entities grant the Company an option to acquire lots in staged takedowns. In consideration for this option, the Company makes a non-refundable deposit of 15% to 25% of the total purchase price. The Company is under no obligation to purchase the balance of the lots, but would forfeit remaining deposits and could be subject to penalties if the lots were not purchased. The Company

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

does not have legal title to these entities or their assets and has not guaranteed their liabilities. These land banking arrangements help the Company manage the financial and market risk associated with land holdings. FASB ASC Topic 810, requires the consolidation of the assets, liabilities and operations of the Company’s land banking arrangements that are VIEs, of which none existed at December 31, 2009.

The Company participates in one land banking arrangement, which is not a VIE in accordance with FASB ASC Topic 810, but is consolidated in accordance with FASB ASC Topic 470, Debt. Under the provisions of FASB ASC Topic 470, the Company has determined it is economically compelled, based on certain factors, to purchase the land in the land banking arrangement. In addition, the Company reduced real estate inventories not owned and liability from inventory not owned by $15.5 million related to the purchase of lots from this land banking arrangement. Therefore, the Company has recorded the remaining purchase price of the land of $55.3 million, which is included in real estate inventories not owned and liabilities from inventories not owned in the accompanying consolidated balance sheet as of December 31, 2009.

Summary information with respect to the Company’s consolidated land banking arrangement is as follows as of December 31, 2009 (dollars in thousands):

Total number of land banking projects	1

Total number of lots	625

Total purchase price	$161,465

Balance of lots still under option and not purchased:
Number of lots	236

Purchase price	$55,270

Forfeited deposits if lots are not purchased	$25,234

During the first three month period of the year ended December 31, 2009, the Company abandoned its option deposit in three of its consolidated land banking arrangements in which land purchase commitments were required. Management of the Company determined that the remaining purchase prices of the lots in the arrangements were priced above market values at that time. In two of these arrangements, the Company reduced real estate inventories-not owned and the related noncontrolling interest $27.7 million for the remaining purchase price of the lots. In the other arrangement, the Company reduced real estate inventories-not owned and liabilities from inventories-not owned $9.3 million for the remaining purchase price for the lots. However, during the three month period ending December 31, 2009 the Company evaluated the purchase price of the 51 lots under option, and after the write-off of the $9.3 million deposit, the residual value became economically viable and the Company purchased the lots.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET BY FORM OF OWNERSHIP

(in thousands)

	December 31, 2009
	Wholly- Owned	Variable Interest Entities	Eliminating Entries	Consolidated Total

ASSETS

Cash and cash equivalents	$115,678	$1,909	$—	$117,587
Restricted cash	4,352	—	—	4,352
Receivables	12,919	3,375	—	16,294
Income tax refunds receivable	106,989	—	—	106,989
Real estate inventories
Owned	515,102	8,234	—	523,336
Not owned	55,270	—	—	55,270
Investments in and advances to unconsolidated joint ventures	1,703	—	—	1,703
Investments in consolidated entities	3,748	—	(3,748)	—
Other assets	34,568	—	—	34,568
Intercompany receivables	88	—	(88)	—

	$850,417	$13,518	$(3,836)	$860,099

LIABILITIES AND EQUITY

Accounts payable and accrued expenses	$54,257	$2,083	$—	$56,340
Liabilities from inventories not owned	55,270	—	—	55,270
Notes payable	64,227	—	—	64,227
Senior Secured Term Loan due 2014	206,000	—	—	206,000
7 5/8% Senior Notes due December 15, 2012	67,204	—	—	67,204
10 3/4% Senior Notes due April 1, 2013	168,158	—	—	168,158
7 1/2% Senior Notes due February 15, 2014	84,701	—	—	84,701
Intercompany payables	—	88	(88)	—

Total liabilities	699,817	2,171	(88)	701,900
Owners’ capital
William Lyon Homes	—	3,748	(3,748)	—
Noncontrolling interest	—	7,599	(7,599)	—
Equity:
Stockholders’ equity	150,600	—	—	150,600
Noncontrolling interest	—	—	7,599	7,599

	$850,417	$13,518	$(3,836)	$860,099

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET BY FORM OF OWNERSHIP

(in thousands)

	December 31, 2008
	Wholly- Owned	Variable Interest Entities	Eliminating Entries	Consolidated Total

ASSETS

Cash and cash equivalents	$62,770	$4,247	$—	$67,017
Restricted cash	5,079	—	—	5,079
Receivables	20,696	9,289	—	29,985
Income tax refunds receivable	46,696	—	—	46,696
Real estate inventories
Owned	681,609	72,880	—	754,489
Not owned	80,079	27,684	—	107,763
Investments in and advances to unconsolidated joint ventures	2,769			2,769
Investments in consolidated entities	7,200	—	(7,200)	—
Other assets	31,045	—	—	31,045
Intercompany receivables	382	375	(757)	—

	$938,325	$114,475	$(7,957)	$1,044,843

LIABILITIES AND EQUITY

Accounts payable and accrued expenses	$72,367	$6,951	$—	$79,318
Liabilities from inventories not owned	80,079	—	—	80,079
Notes payable	138,478	56,151	—	194,629
7 5/8% Senior Notes due December 15, 2012	133,800	—	—	133,800
10 3/4% Senior Notes due April 1, 2013	218,176	—	—	218,176
7 1/2% Senior Notes due February 15, 2014	124,300	—	—	124,300
Intercompany payables	—	757	(757)	—

Total liabilities	767,200	63,859	(757)	830,302
Owners’ capital
William Lyon Homes	—	7,200	(7,200)	—
Noncontrolling interest	—	43,416	(43,416)	—
Equity:
Stockholders’ equity	171,125	—	—	171,125
Noncontrolling interest	—	—	43,416	43,416

	$938,325	$114,475	$(7,957)	$1,044,843

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS BY FORM OF OWNERSHIP

(in thousands)

	Year Ended December 31, 2009
	Wholly - Owned	Variable Interest Entities	Elimination Entries	Consolidated Total
Operating revenue
Sales	$269,473	$5,621	$—	$275,094
Construction services	34,149	—	—	34,149
Management fees	1,127	—	(1,127)	—

	304,749	5,621	(1,127)	309,243
Operating costs
Cost of sales	(346,781)	(5,472)	1,127	(351,126)
Impairment loss on real estate assets	(45,269)	—	—	(45,269)
Construction services	(28,486)	—	—	(28,486)
Sales and marketing	(17,128)	(508)	—	(17,636)
General and administrative	(21,009)	(18)	—	(21,027)
Other	(6,580)	—	—	(6,580)

	(465,253)	(5,998)	1,127	(470,124)

Equity in loss of unconsolidated joint ventures	(420)	—	—	(420)
Equity in income of consolidated entities	102	—	(102)	—

Operating loss	(160,822)	(377)	(102)	(161,301)
Gain on retirement of debt	78,144	—	—	78,144
Interest expense, net of amounts capitalized	(35,902)	—	—	(35,902)
Other (expense) income, net	(3,853)	51	—	(3,802)

Loss before benefit from income taxes	(122,433)	(326)	(102)	(122,861)
Benefit from income taxes	101,908	—	—	101,908

Consolidated net loss	(20,525)	(326)	(102)	(20,953)
Net loss - noncontrolling interest	—	—	428	428

Net loss attributable to William Lyon Homes	$(20,525)	$(326)	$326	$(20,525)

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS BY FORM OF OWNERSHIP

(in thousands)

	Year Ended December 31, 2008
	Wholly - Owned	Variable Interest Entities	Elimination Entries	Consolidated Total
Operating revenue
Sales	$485,627	$22,337	$—	$507,694
Construction services	18,114	—	—	18,114
Management fees	825	—	(825)	—

	504,566	22,337	(825)	526,078
Operating costs
Cost of sales	(465,851)	(21,849)	825	(486,875)
Impairment loss on real estate assets	(111,737)	(23,574)	—	(135,311)
Impairment loss on goodwill	(5,896)	—	—	(5,896)
Construction services	(15,431)	—	—	(15,431)
Sales and marketing	(38,048)	(2,393)	—	(40,441)
General and administrative	(27,598)	(47)	—	(27,645)
Other	(4,461)	—	—	(4,461)

	(669,022)	(47,863)	825	(716,060)

Equity in loss of unconsolidated joint ventures	(3,877)	—	—	(3,877)
Equity in loss of consolidated entities	(14,967)	—	14,967	—

Operating loss	(183,300)	(25,526)	14,967	(193,859)
Gain on retirement of debt	54,044	—	—	54,044
Interest expense, net of amounts capitalized	(24,440)	—	—	(24,440)
Other income, net	466	113	—	579

Loss before benefit from income taxes	(153,230)	(25,413)	14,967	(163,676)
Benefit from income taxes	41,592	—	—	41,592

Consolidated net loss	(111,638)	(25,413)	14,967	(122,084)
Net loss - noncontrolling interest	—	—	10,446	10,446

Net loss attributable to William Lyon Homes	$(111,638)	$(25,413)	$25,413	$(111,638)

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS BY FORM OF OWNERSHIP

(in thousands)

	Year Ended December 31, 2007
	Wholly - Owned	Variable Interest Entities	Elimination Entries	Consolidated Total
Operating revenue
Sales	$1,010,732	$111,967	$(17,342)	$1,105,357
Management fees	3,123	—	(3,123)	—

	1,013,855	111,967	(20,465)	1,105,357
Operating costs
Cost of sales	(1,010,146)	(89,150)	20,465	(1,078,831)
Impairment loss on real estate assets	(231,120)	—	—	(231,120)
Sales and marketing	(60,965)	(5,738)	—	(66,703)
General and administrative	(37,460)	(12)	—	(37,472)
Other	(903)	—	—	(903)

	(1,340,594)	(94,900)	20,465	(1,415,029)

Equity in income of unconsolidated joint ventures	304	—	—	304
Equity in income of consolidated entities	6,298	—	(6,298)	—

Operating (loss) income	(320,137)	17,067	(6,298)	(309,368)
Other income, net	3,387	357	—	3,744

(Loss) income before provision for income taxes	(316,750)	17,424	(6,298)	(305,624)
Provision for income taxes	(32,658)	—	—	(32,658)

Consolidated Net (loss) income	(349,408)	17,424	(6,298)	(338,282)
Net income - noncontrolling interest	—	—	(11,126)	(11,126)

Net (loss) income attributable to William Lyon Homes	$(349,408)	$17,424	$(17,424)	$(349,408)

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3 — Segment Information

The Company operates one principal homebuilding business. In accordance with FASB ASC Topic 280, Segment Reporting, the Company has determined that each of its operating divisions is an operating segment. Corporate is a non-operating segment.

The Company’s homebuilding operations design, construct and sell a wide range of homes designed to meet the specific needs of each of it markets. In accordance with the aggregation criteria defined in ASC 280, the Company’s homebuilding operating segments have been grouped into four reportable segments: Southern California, consisting of an operating division with operations in Orange, Los Angeles, Riverside, San Bernardino and San Diego counties; Northern California, consisting of an operating division with operations in Contra Costa, Sacramento, San Joaquin, Santa Clara and Placer counties; Arizona, consisting of an operating division in the Phoenix, Arizona metropolitan area; and Nevada, consisting of an operations in the Las Vegas, Nevada metropolitan area.

The Company’s mortgage origination operations provided mortgage financing to the Company’s homebuyers in substantially all of the markets in which the Company operates. The Company’s escrow services operations provided escrow processing services to the Company’s homebuyers in substantially all of the markets in which the Company operates.

Corporate is a non-operating segment that develops and implements strategic initiatives and supports the Company’s operating divisions by centralizing key administrative functions such as finance and treasury, information technology, risk management and litigation, and human resources.

Segment financial information relating to the Company’s homebuilding operations was as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Homebuilding revenues:
Southern California	$179,282	$323,446	$780,213
Northern California	43,211	95,084	102,432
Arizona	51,215	49,187	134,153
Nevada	35,535	58,361	88,559

Total homebuilding	$309,243	$526,078	$1,105,357

	Year Ended December 31,
	2009	2008	2007
Homebuilding pretax (loss) income:
Southern California	$(57,716)	$(74,908)	$(212,597)
Northern California	(37,853)	(68,913)	(51,418)
Arizona	(21,451)	(17,746)	21,158
Nevada	(70,915)	(37,265)	(45,918)
Corporate	65,074	35,256	(16,849)

Total homebuilding	$(122,861)	$(163,676)	$(305,624)

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Homebuilding pretax (loss) income includes the following pretax inventory and goodwill impairment charges recorded in the following segments:

	Year Ended December 31, 2009
	Southern California	Northern California	Arizona	Nevada	Total
Inventory impairments	$19,518	$6,144	$—	$19,607	$45,269

Total impairments	$19,518	$6,144	$—	$19,607	$45,269

	Year Ended December 31, 2008
	Southern California	Northern California	Arizona	Nevada	Total
Inventory impairments	$39,925	$51,457	$14,256	$29,673	$135,311
Goodwill impairments	4,831	1,065	—	—	5,896

Total impairments	$44,756	$52,522	$14,256	$29,673	$141,207

	Year Ended December 31, 2007
	Southern California	Northern California	Arizona	Nevada	Total
Inventory impairments	$146,625	$40,909	$—	$43,586	$231,120

Total impairments	$146,625	$40,909	$—	$43,586	$231,120

Homebuilding pretax (loss) income includes the following pretax loss on sales of lots, land and other recorded in the following segments:

	Year Ended December 31, 2009
	Southern California	Northern California	Arizona	Nevada	Total
Loss on sales of lots, land and other
Operating revenue	$3,250	$—	$11,595	$6,375	$21,220
Operating costs	(27,294)	(29,410)	(25,588)	(49,348)	(131,640)

Loss on sales of lots, land and other	$(24,044)	$(29,410)	$(13,993)	$(42,973)	$(110,420)

	Year Ended December 31, 2008
	Southern California	Northern California	Arizona	Nevada	Total
Loss on sales of lots, land and other
Operating revenue	$24,721	$14,791	$—	$—	$39,512
Operating costs	(30,780)	(16,036)	(783)	—	(47,599)

Loss on sales of lots, land and other	$(6,059)	$(1,245)	$(783)	$—	$(8,087)

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2007
	Southern California	Northern California	Arizona	Nevada	Total
(Loss) gain on sales of lots, land and other
Operating revenue	$83,559	$—	$19,249	$—	$102,808
Operating costs	(184,607)	(5,649)	(15,004)	(343)	$(205,603)

(Loss) gain on sales of lots, land and other	$(101,048)	$(5,649)	$4,245	$(343)	$(102,795)

				December 31,
				2009	2008
Homebuilding assets:
Southern California				$324,728	$393,754
Northern California				38,383	162,730
Arizona				172,518	193,796
Nevada				60,764	134,146
Corporate(1)				263,706	160,417

Total homebuilding assets				$860,099	$1,044,843

(1)	Comprised primarily of cash and receivables.

Note 4 — Receivables

Receivables consist of the following (in thousands):

	December 31,
	2009	2008
Secured promissory note from affiliate, sale of aircraft	$6,188	$—
Development costs receivable from municipality	3,100	—
Construction management fee receivable	2,668	1,190
Escrow proceeds receivable	1,173	8,619
First trust deed mortgage notes receivable, pledged as collateral for revolving mortgage warehouse credit facility	320	7,030
Other receivables	2,845	13,146

	$16,294	$29,985

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5 — Real Estate Inventories and Impairment Loss on Real Estate Assets

Real estate inventories consist of the following (in thousands):

	December 31,
	2009	2008
Inventories owned: (1)
Land deposits	$33,582	$47,033
Land and land under development	334,877	477,249
Homes completed and under construction	100,795	146,838
Model homes	54,082	83,369

Total	$523,336	$754,489

Inventories not owned: (2)
Variable interest entities — land banking arrangement	$—	$27,684
Other land options contracts	55,270	80,079

Total inventories not owned	$55,270	$107,763

(1)

Beginning in 2008, the Company temporarily suspended all development, sales and marketing activities at certain of its projects which are in various stages of development. Management of the Company concluded that this strategy was necessary under the prevailing market conditions and would allow the Company to market the properties at some future time when market conditions may have improved. As markets continue to improve, management continues to evaluate and analyze the marketplace to potentially activate temporarily suspended projects in 2010 and beyond. The Company has incurred costs related to these certain projects of $261.9 million as of December 31, 2009, of which $165.3 million is included in Land and land under development, $61.3 million is included in Homes completed and under construction and $35.3 million is included in Model homes. The Company may bring certain of these projects to market in 2010.

(2)

Includes the consolidation of certain lot option arrangements and land banking arrangements determined to be VIEs under the provisions of ASC 810 in which the Company is considered the primary beneficiary (See Note 2 above) and the consolidation of certain land banking arrangements recorded as a product financing arrangement. Amounts are net of deposits.

The Company accounts for its real estate inventories (including land, construction in progress, completed inventory, including models, and inventories not owned) under FASB ASC 360.

FASB ASC 360 requires impairment losses to be recorded on real estate inventories when indicators of impairment are present and the undiscounted cash flows estimated to be generated by real estate inventories are less than the carrying amount of such assets. Indicators of impairment include a decrease in demand for housing due to softening market conditions, competitive pricing pressures which reduce the average sales prices of homes including an increase in sales incentives and decreased base pricing offered to buyers, slowing sales absorption rates, decreases in home values in the markets in which the Company operates, significant decreases in gross margins and a decrease in project cash flows for a particular project.

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Management assesses land deposits for impairment when estimated land values are deemed to be less than the agreed upon contract price. The Company considers changes in market conditions, the timing of land purchases, the ability to renegotiate with land sellers the terms of the land option contracts in question, the availability and best use of capital, and other factors. The Company records abandoned land deposits and related preacquisition costs in cost of sales -lots, land and other in the consolidated statement of operations in the period that it is abandoned.

The following table summarizes inventory impairments recorded during the years ended December 31, 2009, 2008, and 2007:

	Year Ended December 31,
	2009	2008	2007
	(dollars in thousands)
Inventory impairments related to:
Land under development and homes completed and under construction	$31,916	$83,174	$184,719
Land held for sale or sold	13,353	52,137	46,401

Total inventory impairments	$45,269	$135,311	$231,120

Number of projects impaired during the year	13	41	42

Number of projects assessed for impairment during the year	67	84	84

These charges were included in impairment loss on real estate assets in the accompanying consolidated statements of operations (See Note 3 - Notes to Consolidated Financial Statement for a detail of impairment by segment). The impairment charges recorded during the periods noted above stemmed from lower home prices which were driven by increased incentives and discounts resulting from weakened demand experienced during 2007 through 2009. The Company may incur impairment on real estate inventories in the future, if the markets in which the Company operates continue to experience the deteriorating market conditions.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On December 24, 2009, the Company consummated the sale of certain real property (comprising approximately 165 acres) in San Bernardino County, California; San Diego County, California; Clark County, Nevada; and Maricopa County, Arizona, for an aggregate sales price of $13.6 million. The approximate book value of these properties on the closing date as reflected on the consolidated balance sheet of the Company and its subsidiaries was approximately $84.2 million. During 2009, the Company entered into these transactions to generate cash flow, to reduce overall debt and to re-invest the cash by purchasing land in certain of its improving markets. The best economic value to the company of these lots was to sell them in their current condition as opposed to holding the lots and eventually building and selling homes. The Company continues to evaluate its option and the marketplace with respect to developing lots.

On December 26, 2007 and January 7, 2008, the Company entered into ten separate agreements with various affiliates of one of its equity partners (the “Equity Partner Agreements”). Pursuant to the Equity Partner Agreements, the Company agreed to sell to the equity partner affiliates 604 residential lots and 5 model homes in 10 communities in Orange County, San Diego County and Ventura County, California for an aggregate sales price of $90.7 million in cash. The purchase and sale of 404 of the residential lots and the 5 model homes closed on December 27, 2007 (for an aggregate consideration of approximately $65.9 million and the remainder of the residential lots closed on January 9, 2008. Prior to the sale, the collective net book value of these lots (as reflected on the Company’s financial statements) was approximately $210.7 million, resulting in a total loss on the sales transactions of $120.0 million. The loss of $40.3 million related to the portion of the land sales which closed in January 2008 has been reflected in the Consolidated Statement of Operations as Impairment Losses on Real Estate Assets for the year ended December 31, 2007.

On December 27, 2007, the Company sold certain land in San Diego County, California for $12.0 million in cash to a limited liability corporation owned indirectly by Frank T. Suryan, Jr., as Trustee of the Suryan Family Trust. Mr. Suryan is Chairman and Chief Executive Officer of Lyon Capital Ventures, a company wholly-owned by Frank T. Suryan, Jr., General William Lyon, Chairman and Chief Executive Officer of the Company, and two trusts whose sole beneficiary is William H. Lyon, Executive Vice President and Chief Administrative Officer of the Company. The Company has received a report from a third-party valuation and financial advisory services firm as to the reasonableness of the sales price in the transaction. Further, the transaction was unanimously approved by all independent members of the Board of Directors. Prior to the sale, the net book value of this land (as reflected on the Company’s financial statements) was approximately $18.7 million resulting in a loss on the transaction of $6.7 million.

Note 6 — Notes Payable and Senior Notes

Notes payable and Senior Notes consist of the following (in thousands):

	December 31,
	2009	2008
Notes payable:
Revolving credit facilities	$—	$72,044
Construction notes payable	64,227	116,316
Collateralized mortgage obligations under revolving mortgage warehouse credit facilities, secured by first trust deed mortgage notes receivable	—	6,269

	64,227	194,629

Senior Notes:
Senior Secured Term Loan Due October 20, 2014	206,000	—
7 5/8% Senior Notes due December 15, 2012	67,204	133,800
10 3/4% Senior Notes due April 1, 2013	168,158	218,176
7 1/2% Senior Notes due February 15, 2014	84,701	124,300

	526,063	476,276

	$590,290	$670,905

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the year ended December 31, 2009, the Company incurred interest related to the above debt of $48.8 million and capitalized $12.9 million, resulting in net interest expense of $35.9 million on the accompanying consolidated statement of operations. During the year ended December 31, 2008, the Company incurred interest related to the above debt of $66.7 million and capitalized $42.3 million, resulting in net interest expense of $24.4 million on the accompanying consolidated statement of operations. During 2009 and 2008, the real estate assets that qualify for interest capitalization decreased compared to 2007 levels. During the year ended December 31, 2007, the Company incurred and capitalized interest relating to the above debt of $76.5 million.

Maturities of the notes payable and Senior Notes are as follows as of December 31, 2009:

Year Ended December 31,	(in thousands)
2010	$36,498
2011	18,899
2012	67,204
2013	168,158
2014	290,701
Thereafter	8,830

$590,290

Senior Secured Term Loan

William Lyon Homes, Inc., a California corporation (“California Lyon”) and wholly-owned subsidiary of William Lyon Homes is a party to a Senior Secured Term Loan Agreement (the “Term Loan Agreement”), dated October 20, 2009, with COLFIN WLH Funding, LLC, as Administrative Agent (“Admin Agent”), COLFIN WLH Funding, LLC, as Initial Lender and Lead Arranger (“COLFIN”) and the other Lenders who may become assignees of COLFIN (collectively, with COLFIN, the “Lenders”).

The Term Loan Agreement provides for a first lien secured loan of $206.0 million (the “Term Loan”), secured by substantially all of the assets of California Lyon, the Company (excluding stock in the California Lyon) and certain wholly-owned subsidiaries. The Term Loan is guaranteed by the Company.

California Lyon received the first installment of $131.0 million, which funded in October 2009, and its second installment of $75.0 million, which funded on December 24, 2009. Under the Term Loan Agreement, California Lyon will be restricted from future borrowings, and, if necessary, will be required to repay existing borrowings, in order to maintain required loan to value ratios such that: (i) the aggregate amount of outstanding loans under the Term Loan Agreement may not exceed 60% of the aggregate value of the properties securing the facility, with valuation based on the lower of appraised value (if any) and discounted net present value of the cash flows, and (ii) the aggregate amount of secured debt may not exceed 60% of the aggregate value of the properties owned by California Lyon and its subsidiaries, with valuation based on the lower of appraised value (if any) and discounted net present value of the cash flows. California Lyon is currently in compliance with the above requirements following each drawdown. The net proceeds to the Company from the first installment of the Term Loan, after giving effect to attorney fees, loan fees and other miscellaneous costs associated with the loan transaction, and repayment of the revolving credit facilities and purchase of the Senior Notes as described below, was $34.6 million. A portion of the $75.0 million proceeds from the second installment will be used to fund the Company’s opportunistic land acquisitions in 2010.

The Term Loan bears interest at a rate of 14.0%. However, California Lyon has also agreed that, upon any repayment of any portion of the principal amount under the Term Loan (whether or not at maturity), California Lyon will also pay an exit fee equal to the difference (if positive) between (x) the interest that would have been accrued and been then payable on the repaid portion if the interest rate under the Term Loan Agreement were 15.625% and (y) the internal rate of return realized by the Lenders on such repaid portion, taking into account all cash amounts actually received by the Lenders with respect thereto other than any make whole payments described below.

Based on the current outstanding balance of the Term Loan, interest payments are $28.8 million annually.

On any voluntary prepayment of any portion of the Term Loan, California Lyon will be required to make a “make whole payment” equal to an amount, if positive, of the present value of all future payments of interest which would become due with respect to such prepaid amount from the date of prepayment thereof through and including the maturity date, discounted at an annual rate of 14%.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Term Loan will mature on October 20, 2014; however, in the event that any portion of the outstanding principal amounts (the “Repaid Senior Note Principal”) of the Senior Notes is repaid (whether or not at maturity), the Lenders may elect to require California Lyon to repay that portion of the outstanding Term Loan as bears the same ratio to the entire Term Loan outstanding as the Repaid Senior Note Principal bears to the entire amounts then outstanding under all of the indentures. All or a portion of the Term Loan may also be accelerated upon certain other events described in the Term Loan Agreement. The lenders waived the requirement for such repayment in connection with the Senior Note repurchases described below.

The Term Loan Agreement requires the Company to maintain a Minimum Tangible Net Worth (as defined therein) of at least $75.0 million. The Term Loan Agreement also contains covenants that limit the ability of California Lyon and the Company to, with prior approval from Lender, among other things: (i) incur liens; (ii) incur additional indebtedness; (iii) transfer or dispose of assets; (iv) merge, consolidate or alter their line of business; (v) guarantee obligations; (vi) engage in affiliated party transactions; (vii) declare or pay dividends or make other distributions or repurchase stock; (viii) make advances, loans or investments; (ix) repurchase debt (including under the Senior Note indentures) and (x) engage in change of control transactions.

The Term Loan Agreement contains customary events of default, including, without limitation, failure to pay when due amounts in respect of the Term Loan or otherwise under the Term Loan Agreement; failure to comply with certain agreements or covenants contained in the Term Loan Agreement for a period of 10 days (or, in some cases, 30 days) after the administrative agent’s notice of such non-compliance; acceleration of more than $10.0 million of certain other indebtedness; and certain insolvency and bankruptcy events.

Under the Senior Secured Term Loan, the Company is required to comply with a number of covenants, the most restrictive of which require the Company to maintain:

•	A tangible net worth, as defined, of at least $75.0 million;

•

A minimum borrowing base such that the indebtedness under the Term Loan does not exceed 60% of the Borrowing Base, with the “Borrowing Base” being calculated as (1) the discounted cash flows of each project securing the loan (collateral value), plus (2) restricted cash and (3) escrow proceeds receivable, as defined;

•

Total secured indebtedness (including the indebtedness under the Term Loan and under all other Construction Notes payable) less than or equal to the Maximum Permitted Secured Indebtedness under the Term Loan Agreement (which is generally 60% of the total secured debt collateral value as calculated under the Term Loan Agreement, which value generally does not include cash assets); and

•

Excluded Assets of no more than $25.0 Million, with “Excluded Assets” being defined generally as the sum total of certain deposit accounts, payroll accounts, unrestricted cash accounts, and the Company’s total investment in joint ventures.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s covenant compliance for the Term Loan at December 31, 2009 is detailed in the table set forth below:

Covenant and Other Requirements	Actual at December 31, 2009	Covenant Requirements at December 31, 2009
Tangible Net Worth(1)	$143.3	>$75.0
Ratio of Term Loan to Borrowing Base	47.5%	<60%
Secured Indebtedness (as a percentage of collateral value)(2)	71.8%	<60%
Excluded Assets(3)	$25.3	<$25.0

(1)	Tangible Net Worth was calculated based on the stated amount of equity less intangible assets of $14.9 million as of December 31, 2009.

(2)

The Company did not meet this covenant requirement at December 31, 2009, due to the land sales that occurred in December 2009, since the proceeds had not been reapplied to eligible collateral by that date. The Company received prior approval from the lender to enter into the land sale transactions, whereby both the lender and the Company were aware of the collateral value that would be lost by selling the underlying assets. The terms of the Secured Term Loan Agreement include a “Notice of Default” provision whereby the Company is not in Default until the lender notifies the Company of an event of default. The lender has confirmed that it will not serve the Company a Notice of Default. The Company expects this calculation to be less than 60% by March 31, 2010.

(3)

The terms of the Secured Term Loan Agreement include a 30-day period to allow the Company to cure items of possible default. These calculations have been cured as of January 30, 2010, by reducing the balance in one of the unrestricted cash accounts.

As of and for the year ending December 31, 2009, the Company is not in default with the covenants under this loan.

If market conditions deteriorate, the financial covenants contained in the Company’s Term Loan will continue to be negatively impacted. Under these circumstances, the lenders under the Term Loan would need to provide the Company with additional covenant relief if the Company is to avoid future noncompliance with these financial covenants. If the Company is unable to obtain requested covenant relief or is unable to obtain a waiver for any covenant non-compliance, the Company’s obligation to repay indebtedness under the Term Loan and the Senior Notes could be accelerated. The Company can give no assurance that in such an event, the Company would have, or be able to obtain, sufficient funds to pay the amount the Company would be required to repay.

Senior Notes

October 2009 Senior Note Repurchases

On October 23, 2009, California Lyon repurchased, in a privately negotiated transaction using the proceeds of the initial installment under the Loan Agreement, (i) $23.3 million principal amount of its outstanding 10 3/4% Senior Notes at a cost of $16.3 million plus accrued interest, (ii) $31.6 million principal amount of its outstanding 7 5/8% Senior Notes at a cost of $22.1 million plus accrued interest, and (iii) $17.6 million principal amount of its outstanding 7 1/2% Senior Notes at a cost of $12,348,000 plus accrued interest. The Lenders have permitted this repurchase and have waived their right to require any prepayment of the Term Loan in connection therewith. The net gain resulting from these purchases, after giving effect to amortization of related deferred loan costs and other fees, was approximately $20.5 million.

After giving effect to these Senior Note repurchases, in addition to the other Senior Note repurchases, California Lyon now has the following principal amounts of Senior Notes outstanding (in thousands):

December 31, 2009
7 5/8% Senior Notes due December 15, 2012	$67,204
10 3/4% Senior Notes due April 1, 2013	168,158
7 1/2% Senior Notes due February 15, 2014	84,701

$320,063

7 5/8% Senior Notes

        On November 22, 2004, California Lyon issued $150.0 million principal amount of 7 5/8% Senior Notes due 2012 (the “7 5/8% Senior Notes”), resulting in net proceeds to the Company of approximately $148.5 million. Of the initial $150.0 million, $67.2 million in aggregate principal amount remained as of December 31, 2009 and the date hereof.

Interest on the 7 5/8% Senior Notes is payable semi-annually on December 15 and June 15 of each year. Based on the current outstanding principal amount of the 7 5/8% Senior Notes, the Company’s semi-annual interest payments are $2.6 million.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The 7 5/8% Senior Notes are redeemable at the option of California Lyon, in whole or in part, at a redemption price equal to 100% of the principal amount plus a premium declining ratably to par, plus accrued and unpaid interest, if any.

10 3 /4% Senior Notes

On March 17, 2003 California Lyon issued $250.0 million of 10 3/4% Senior Notes due 2013 (the “10 3/4 % Senior Notes”) at a price of 98.493% to the public, resulting in net proceeds to the Company of approximately $246.2 million. The purchase price reflected a discount to yield 11% under the effective interest method and the notes have been reflected net of the unamortized discount in the consolidated balance sheet. Of the initial $250.0 million, $168.2 million aggregate principal amount remained outstanding as of December 31, 2009 and the date hereof.

Interest on the 10 3/4% Senior Notes is payable on April 1 and October 1 of each year. Based on the current outstanding principal amount of the 10 3/4% Senior Notes, the Company’s semi-annual interest payments are $9.0 million.

The 10 3/4% Senior Notes are redeemable at the option of California Lyon, in whole or in part, at a redemption price equal to 100% of the principal amount plus a premium declining ratably to par, plus accrued and unpaid interest, if any.

7 1/2% Senior Notes

On February 6, 2004, California Lyon issued $150.0 million principal amount of 7 1/2 % Senior Notes due 2014 (the “7 1/2% Senior Notes”), resulting in net proceeds to the Company of approximately $147.6 million. Of the initial $150.0 million, $84.7 million aggregate principal amount remained outstanding as of December 31, 2009 and the date hereof.

Interest on the 7 1/2% Senior Notes is payable on February 15 and August 15 of each year. Based on the current outstanding principal amount of 7 1/2% Senior Notes the Company’s semi-annual interest payments are $3.2 million.

The 7 1/2% Senior Notes are redeemable at the option of California Lyon, in whole or in part, at a redemption price equal to 100% of the principal amount plus a premium declining ratably to par, plus accrued and unpaid interest, if any.

General Terms of the Senior Notes

The 7 5 /8% Senior Notes, the 10 3/ 4% Senior Notes and the 7 1/2 % Senior Notes (collectively, the “Senior Notes”) are senior unsecured obligations of California Lyon and are unconditionally guaranteed on a senior unsecured basis by William Lyon Homes, a Delaware corporation (“Delaware Lyon”), which is the parent company of California Lyon, and all of Delaware Lyon’s existing and certain of its future restricted subsidiaries. The Senior Notes and the guarantees rank senior to all of the Company’s and the guarantors’ debt that is expressly subordinated to the Senior Notes and the guarantees, but are effectively subordinated to all of the Company’s and the guarantors’ senior secured indebtedness to the extent of the value of the assets securing that indebtedness.

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

As of and for the year ending December 31, 2009, the Company was in compliance with these covenants.

The foregoing summary is not a complete description of the Senior Notes and is qualified in its entirety by reference to the Senior Notes Indentures.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING BALANCE SHEET

December 31, 2009

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
ASSETS
Cash and cash equivalents	$—	$115,247	$111	$2,229	$—	$117,587
Restricted cash	—	4,352	—	—	—	4,352
Receivables	—	12,599	320	3,375	—	16,294
Income tax refunds receivable	—	106,989	—	—	—	106,989
Real estate inventories
Owned	—	515,102	—	8,234	—	523,336
Not owned	—	55,270	—	—	—	55,270
Investments in and advances to unconsolidated joint ventures	—	1,703	—	—	—	1,703
Property and equipment, net	—	1,624	49	—	—	1,673
Deferred loan costs	—	14,859	—	—	—	14,859
Other assets	—	17,819	217	—	—	18,036
Investments in subsidiaries	150,600	3,978	—	—	(154,578)	—
Intercompany receivables	—	—	204,917	—	(204,917)	—

	$150,600	$849,542	$205,614	$13,838	$(359,495)	$860,099

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$—	$8,914	$42	$2,090	$—	$11,046
Accrued expenses	—	44,814	397	83	—	45,294
Liabilities from inventories not owned	—	55,270	—	—	—	55,270
Notes payable	—	64,227	—	—	—	64,227
Senior Secured Term Loan	—	206,000	—	—	—	206,000
7 5/8% Senior Notes	—	67,204	—	—	—	67,204
10 3/4% Senior Notes	—	168,158	—	—	—	168,158
7 1/2% Senior Notes	—	84,701	—	—	—	84,701
Intercompany payables	—	204,829	—	88	(204,917)	—

Total liabilities	—	904,117	439	2,261	(204,917)	701,900
Equity
Stockholders’ equity (deficit)	150,600	(54,575)	205,175	11,577	(162,177)	150,600
Noncontrolling interest	—	—	—	—	7,599	7,599

	$150,600	$849,542	$205,614	$13,838	$(359,495)	$860,099

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING BALANCE SHEET

December 31, 2008

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
ASSETS
Cash and cash equivalents	$—	$59,285	$2,898	$4,834	$—	$67,017
Restricted cash	—	5,079	—	—	—	5,079
Receivables	—	13,081	7,615	9,289	—	29,985
Income tax refunds receivable	—	46,696	—	—	—	46,696
Real estate inventories
Owned	—	681,609	—	72,880	—	754,489
Not owned	—	107,763	—	—	—	107,763
Investments in and advances to unconsolidated joint ventures	—	2,769	—	—	—	2,769
Property and equipment, net	—	2,264	12,139	—	—	14,403
Deferred loan costs	—	6,264	—	—	—	6,264
Other assets	—	9,139	1,239	—	—	10,378
Investments in subsidiaries	171,125	7,677	—	—	(178,802)	—
Intercompany receivables	—	—	195,801	375	(196,176)	—

	$171,125	$941,626	$219,692	$87,378	$(374,978)	$1,044,843

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$—	$9,078	$294	$6,959	$—	$16,331
Accrued expenses	—	61,625	1,260	102	—	62,987
Liabilities from inventories not owned	—	80,079	—	—	—	80,079
Notes payable	—	132,209	6,269	56,151	—	194,629
7 5/8% Senior Notes	—	133,800	—	—	—	133,800
10 3/4% Senior Notes	—	218,176	—	—	—	218,176
7 1/2% Senior Notes	—	124,300	—	—	—	124,300
Intercompany payables	—	195,419	—	757	(196,176)	—

Total liabilities	—	954,686	7,823	63,969	(196,176)	830,302
Equity
Stockholders’ equity (deficit)	171,125	(13,060)	211,869	23,409	(222,218)	171,125
Noncontrolling interest	—	—	—	—	43,416	43,416

	$171,125	$941,626	$219,692	$87,378	$(374,978)	$1,044,843

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

Year Ended December 31, 2009

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$229,854	$39,619	$5,621	$—	$275,094
Construction services	—	34,149	—	—	—	34,149
Management fees	—	1,127	—	—	(1,127)	—

	—	265,130	39,619	5,621	(1,127)	309,243

Operating costs
Cost of sales	—	(308,639)	(38,142)	(5,472)	1,127	(351,126)
Impairment loss on real estate assets	—	(45,269)	—	—	—	(45,269)
Construction services	—	(28,486)	—	—	—	(28,486)
Sales and marketing	—	(14,820)	(2,308)	(508)	—	(17,636)
General and administrative	—	(20,733)	(276)	(18)	—	(21,027)
Other	—	(6,496)	(84)	—	—	(6,580)

	—	(424,443)	(40,810)	(5,998)	1,127	(470,124)

Equity in loss of unconsolidated joint ventures	—	(420)	—	—	—	(420)

Loss from subsidiaries	(20,525)	(4,780)	(411)	—	25,716	—

Operating loss	(20,525)	(164,513)	(1,602)	(377)	25,716	(161,301)
Gain on retirement of debt	—	78,144	—	—	—	78,144
Interest expense, net of amounts capitalized	—	(35,902)	—	—	—	(35,902)
Other income (expense), net	—	1,159	(4,990)	29	—	(3,802)

Loss before benefit from income taxes	(20,525)	(121,112)	(6,592)	(348)	25,716	(122,861)
Benefit from income taxes	—	101,908	—	—	—	101,908

Consolidated net loss	(20,525)	(19,204)	(6,592)	(348)	25,716	(20,953)
Less: net loss from noncontrolling interest	—	—	—	—	428	428

Net loss attributable to William Lyon Homes	$(20,525)	$(19,204)	$(6,592)	$(348)	$26,144	$(20,525)

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

Year Ended December 31, 2008

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$437,038	$48,589	$22,337	$—	$507,964
Construction services	—	18,114	—	—	—	18,114
Management fees	—	825	—	—	(825)	—

	—	455,977	48,589	22,337	(825)	526,078

Operating costs
Cost of sales	—	(421,620)	(44,231)	(21,849)	825	(486,875)
Impairment loss on real estate assets	—	(111,737)	—	(23,574)	—	(135,311)
Impairment loss on goodwill	—	(5,896)	—	—	—	(5,896)
Construction services	—	(15,431)	—	—	—	(15,431)
Sales and marketing	—	(34,815)	(3,233)	(2,393)	—	(40,441)
General and administrative	—	(27,176)	(422)	(47)	—	(27,645)
Other	—	(4,404)	(57)	—	—	(4,461)

	—	(621,079)	(47,943)	(47,863)	825	(716,060)

Equity in loss of unconsolidated joint ventures	—	(3,877)	—	—	—	(3,877)

Loss from subsidiaries	(111,638)	(7,552)	(8,693)	—	127,883	—

Operating loss	(111,638)	(176,531)	(8,047)	(25,526)	127,883	(193,859)
Gain on retirement of debt	—	54,044	—	—	—	54,044
Interest expense, net of amounts capitalized	—	(24,440)	—	—	—	(24,440)
Other income (expense), net	—	2,050	(1,593)	122	—	579

Loss before benefit from income taxes	(111,638)	(144,877)	(9,640)	(25,404)	127,883	(163,676)
Benefit from income taxes	—	41,592	—	—	—	41,592

Consolidated net loss	(111,638)	(103,285)	(9,640)	(25,404)	127,883	(122,084)
Less: net loss from noncontrolling interest	—	—	—	—	10,446	10,446

Net loss attributable to William Lyon Homes	$(111,638)	$(103,285)	$(9,640)	$(25,404)	$138,329	$(111,638)

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

Year Ended December 31, 2007

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$885,284	$115,714	$121,701	$(17,342)	$1,105,357
Management fees	—	3,123	—	—	(3,123)	—

	—	888,407	115,714	121,701	(20,465)	1,105,357

Operating costs
Cost of sales	—	(908,201)	(92,518)	(98,577)	20,465	(1,078,831)
Impairment loss on real estate assets	—	(231,120)	—	—	—	(231,120)
Sales and marketing	—	(53,192)	(6,481)	(7,030)	—	(66,703)
General and administrative	—	(37,083)	(375)	(14)	—	(37,472)
Other	—	(795)	(108)	—	—	(903)

	—	(1,230,391)	(99,482)	(105,621)	20,465	(1,415,029)

Equity in income (loss) of unconsolidated joint ventures	—	676	(372)	—	—	304

(Loss) income from subsidiaries	(349,408)	20,034	191	—	329,183	—

Operating (loss) income	(349,408)	(321,274)	16,051	16,080	329,183	(309,368)
Other (expense) income, net	—	(247)	3,551	440	—	3,744

(Loss) income before provision for income taxes	(349,408)	(321,521)	19,602	16,520	329,183	(305,624)
Provision for income taxes	—	(32,645)	—	(13)	—	(32,658)

Consolidated net (loss) income	(349,408)	(354,166)	19,602	16,507	329,183	(338,282)
Less: net income from noncontrolling interest	—	—	—	—	(11,126)	(11,126)

Net (loss) income attributable to William Lyon Homes	$(349,408)	$(354,166)	$19,602	$16,507	$318,057	$(349,408)

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2009

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating activities
Net loss	$(20,525)	$(19,204)	$(6,592)	$(348)	$25,716	$(20,953)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	—	546	947	—	—	1,493
Impairment loss on real estate assets	—	45,269	—	—	—	45,269
Equity in loss of unconsolidated joint ventures	—	420	—	—	—	420
Equity in loss of subsidiaries	20,525	4,780	411	—	(25,716)	—
Gain on retirement of debt	—	(78,144)	—	—	—	(78,144)
Loss on sale of fixed asset	—	—	3,009			3,009
Benefit from income taxes	—	(101,908)	—	—	—	(101,908)
Net changes in operating assets and liabilities:
Restricted cash	—	727	—	—	—	727
Receivables	—	482	13,483	5,914	—	19,879
Income tax refund receivable	—	41,615	—	—	—	41,615
Real estate inventories-owned	—	121,941	—	8,495	—	130,436
Deferred loan costs	—	1,720	—	—	—	1,720
Other assets	—	(8,680)	1,022	—	—	(7,658)
Accounts payable	—	(164)	(252)	(4,869)	—	(5,285)
Accrued expenses	—	(16,811)	(863)	(19)	—	(17,693)

Net cash (used in) provided by operating activities	—	(7,411)	11,165	9,173	—	12,927

Investing activities
Net change in investments in and advances to unconsolidated joint ventures	—	646	—	—	—	646
Net proceeds from sale of fixed asset	—	—	2,063	—	—	2,063
Purchases of property and equipment	—	94	(117)	—	—	(23)
Investment in subsidiaries	—	(1,081)	(411)	—	1,492	—

Net cash (used in) provided by investing activities	—	(341)	1,535	—	1,492	2,686

Financing activities
Proceeds from borrowings on notes payable	—	102,115	11,352	—	—	113,467
Principal payments on notes payable	—	(170,097)	(17,621)	—	—	(187,718)
Net cash paid for repurchase of senior notes	—	(76,991)	—	—	—	(76,991)
Proceeds from senior secured term loan	—	193,904	—	—	—	193,904
Minority interest contributions, net	—	—	—	—	(7,705)	(7,705)
Intercompany receivables/payables	—	14,783	(9,116)	(294)	(5,373)	—
Advances to affiliates	—	—	(102)	(11,484)	11,586	—

Net cash provided by (used in) financing activities	—	63,714	(15,487)	(11,778)	(1,492)	34,957

Net increase (decrease) in cash and cash equivalents	—	55,962	(2,787)	(2,605)	—	50,570
Cash and cash equivalents at beginning of year	—	59,285	2,898	4,834	—	67,017

Cash and cash equivalents at end of year	$—	$115,247	$111	$2,229	$—	$117,587

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2008

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating activities
Net loss	$(111,638)	$(103,285)	$(9,640)	$(25,404)	$127,883	$(122,084)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	—	745	1,473	—	—	2,218
Impairment loss on real estate assets	—	111,737	—	23,574	—	135,311
Impairment loss on goodwill	—	5,896	—	—	—	5,896
Equity in loss of unconsolidated joint ventures	—	3,877	—	—	—	3,877
Distributions of income from unconsolidated joint ventures	—	816	—	—	—	816
Equity in loss of subsidiaries	111,638	7,552	8,693	—	(127,883)	—
Gain on retirement of debt	—	(54,044)	—	—	—	(54,044)
Benefit from income taxes	—	(41,592)	—	—	—	(41,592)
Net changes in operating assets and liabilities:
Restricted cash	—	(5,079)	—	—	—	(5,079)
Receivables	—	13,610	5,286	(9,268)	—	9,628
Income tax refund receivable	—	550	—	—	—	550
Real estate inventories-owned	—	104,899	—	62,617	—	167,516
Deferred loan costs	—	2,501	—	—	—	2,501
Other assets	—	3,104	1,153	—	—	4,257
Accounts payable	—	(23,950)	(97)	(512)	—	(24,559)
Accrued expenses	—	(500)	(2,233)	(2,066)	—	(4,799)

Net cash provided by operating activities	—	26,837	4,635	48,941	—	80,413

Investing activities
Net change in investments in and advances to unconsolidated joint ventures	—	(3,003)	—	—	—	(3,003)
Distributions of capital from unconsolidated joint venture	—	212	—	—	—	212
Purchases of property and equipment	—	(417)	(112)	—	—	(529)
Investment in subsidiaries	—	52,201	—	—	(52,201)	—
Advances to affiliates	—	(10,308)	—	—	10,308	—

Net cash provided by (used in) investing activities	—	38,685	(112)	—	(41,893)	(3,320)

Financing activities
Proceeds from borrowings on notes payable	—	312,094	279,333	—	—	591,427
Principal payments on notes payable	—	(358,952)	(284,518)	(15,551)	—	(659,021)
Net cash paid for repurchase of senior notes	—	(16,718)	—	—	—	(16,718)
Minority interest contributions, net	—	—	—	—	1,039	1,039
Intercompany receivables/payables	—	1,927	(3,087)	4,346	(3,186)	—
Advances to affiliates	—	—	(284)	(43,756)	44,040	—

Net cash used in financing activities	—	(61,649)	(8,556)	(54,961)	41,893	(83,273)

Net increase (decrease) in cash and cash equivalents	—	3,873	(4,033)	(6,020)	—	(6,180)
Cash and cash equivalents at beginning of year	—	55,412	6,931	10,854	—	73,197

Cash and cash equivalents at end of year	$—	$59,285	$2,898	$4,834	$—	$67,017

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2007

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating activities
Net (loss) income	$(349,408)	$(354,166)	$19,602	$16,507	$329,183	$(338,282)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	—	1,002	1,458	—	—	2,460
Impairment loss on real estate assets	—	231,120	—	—	—	231,120
Equity in (income) loss of unconsolidated joint ventures	—	(676)	372	—	—	(304)
Equity in earnings (loss) of subsidiaries	349,408	(20,034)	(191)	—	(329,183)	—
Provision for income taxes	—	32,645	—	13	—	32,658
Net changes in operating assets and liabilities:
Receivables	—	30,880	49,273	1,212	—	81,365
Real estate inventories-owned	—	153,234	1,846	19,238	—	174,318
Deferred loan costs	—	1,613	—	—	—	1,613
Other assets	—	2,819	294	—	—	3,113
Accounts payable	—	(2,040)	(693)	(6,736)	—	(9,469)
Accrued expenses	—	(42,357)	(3,705)	1,983	—	(44,079)

Net cash provided by operating activities	—	34,040	68,256	32,217	—	134,513

Investing activities
Net change in investments in and advances to unconsolidated joint ventures	—	(5,639)	(372)	—	—	(6,011)
Net cash paid for purchase of partner’s interest in unconsolidated joint venture	—	(1,484)	—	—	—	(1,484)
Purchases of property and equipment	—	(143)	(623)	—	—	(766)
Investment in subsidiaries	—	29,885	—	—	(29,885)	—
Advances (to) from affiliates	—	(27,967)	—	—	27,967	—

Net cash used in investing activities	—	(5,348)	(995)	—	(1,918)	(8,261)

Financing activities
Proceeds from borrowings on notes payable	—	894,199	799,498	6,003	—	1,699,700
Principal payments on notes payable	—	(917,965)	(847,403)	—	—	(1,765,368)
Minority interest (distributions) contributions, net	—	—	—	—	(26,119)	(26,119)
Intercompany receivables/payables	—	38,233	(22,731)	(648)	(14,854)	—
Advances (to) from affiliates	—	—	(916)	(41,975)	42,891	—

Net cash provided by (used in) financing activities	—	14,467	(71,552)	(36,620)	1,918	(91,787)

Net increase (decrease) in cash and cash equivalents	—	43,159	(4,291)	(4,403)	—	34,465
Cash and cash equivalents at beginning of year	—	12,253	11,222	15,257	—	38,732

Cash and cash equivalents at end of year	$—	$55,412	$6,931	$10,854	$—	$73,197

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revolving Credit Facilities

As discussed previously, on October 20, 2009, the Company entered into a Senior Secured Term Loan Agreement with COLFIN WLH Funding, LLC, and used a portion of the net proceeds to fully repay the Revolving Credit Facilities. As of December 31, 2009, the Revolving Credit Facilities have been retired and there are no available borrowings.

Construction Notes Payable

At December 31, 2009, the Company had construction notes payable amounting to $64.2 million. The construction notes have various maturity dates through 2017 and bear interest at rates ranging from prime plus 0.25% to prime plus 1.0% at December 31, 2009. Interest is calculated on the average daily balance and is paid following the end of each month.

The Company is the sole member of Lyon East Garrison Company I, LLC which is a member with Woodman Development Company, LLC (the “Members”) in East Garrison Partners I, LLC (the “LLC”). The LLC had a non-recourse construction note payable secured by the underlying land parcel, with an outstanding balance of $56.2 million as of June 30, 2009 related to the acquisition and development of real estate in Monterey County, California. In addition to the non-recourse construction note payable, the Company and affiliates of the other Member entered into a completion guaranty.

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

The LLC did not make the required pay down on January 31, 2009 and was in default under the construction loan agreement. In September 2009, the Lender under the construction note payable sold the note to a third party, at which time the new holder of the note foreclosed on the property owned by the LLC. Since the inventory was written down to fair value during 2008, there was no significant loss recorded at foreclosure during 2009 related to the $56.2 million and related note payable written off at foreclosure. The lender and the LLC waived all construction guaranties and obligations under the construction note payable.

Prime Interest Rates

The prime interest rates at December 31, 2009, 2008 and 2007 were 3.25%, 3.25% and 7.25%, respectively. The weighted-average prime interest rates for each of the three years ended December 31, 2009, 2008 and 2007 were 3.25%, 5.09% and 8.05%, respectively.

Note 7 — Fair Value of Financial Instruments

In accordance with FASB ASC Topic 820 Fair Value Measurements and Disclosure, the Company is required to disclose the estimated fair value of financial instruments. As of December 31, 2009, the Company used the following assumptions to estimate the fair value of each type of financial instrument for which it is practicable to estimate:

•	Cash and Equivalents — The carrying amount is a reasonable estimate of fair value. The Company’s cash balances primarily consist of short-term liquid investments and demand deposits.

•	Secured Term Loan — The carrying amount is a reasonable estimate of fair value because the loan funded in October and December 2009.

•

Construction Notes Payable — On certain notes, the carrying amount is a reasonable estimate of fair value because the maturities occur within one year. On certain other notes, the Company used Level 3 unobservable inputs, as defined below, to estimate fair value.

•	Senior Notes Payable — The Senior Notes are publicly traded over the counter and their fair values were based on quotes from industry sources.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The estimated fair values of financial instruments are as follows (in thousands):

	December 31, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and equivalents	$117,587	$117,587	$67,017	$67,017
First Trust Deed Mortgage Notes Receivable	—	—	$7,030	$7,030
Financial liabilities:
Revolving credit facilities	—	—	$72,044	$72,044
Construction notes payable	$64,227	$42,149	$116,316	$97,672
Revolving Mortgage Warehouse Credit Facility	—	—	$6,269	$6,269
Senior Secured Term Loan due 2014	$206,000	$206,000	—	—
7 5/8% Senior Notes due 2012	$67,204	$42,943	$133,800	$28,100
10 3/4% Senior Notes due 2013	$168,158	$120,233	$218,176	$47,300
7 1/2% Senior Notes due 2014	$84,701	$59,291	$124,300	$24,900

Effective January 1, 2008, the Company implemented the requirements of FASB ASC Topic 820 for the Company’s financial assets and liabilities. FASB ASC Topic 820 establishes a framework for measuring fair value expands disclosures regarding fair value measurements and defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC Topic 820 requires the Company to maximize the use of observable market inputs, minimize the use of unobservable market inputs and disclose in the form of an outlined hierarchy the details of such fair value measurements. FASB ASC Topic 820 specifies a hierarchy of valuation techniques based on whether the inputs to a fair value measurement are considered to be observable or unobservable in a marketplace. The three levels of the hierarchy are as follows:

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

Non-financial Instruments

The Company adopted FASB ASC Topic 820 in 2008, however, disclosure of certain non-financial portions of the statement were deferred until the 2009 reporting period. These non-financial homebuilding assets are those assets for which the Company recorded valuation adjustments during 2009 on a nonrecurring basis. See Note 5, “Real Estate Inventories” for further discussion of the valuation of real estate inventories and within “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The following table summarizes the fair-value measurements of its non-financial assets for the year ended December 31, 2009:

	Fair Value Hierarchy	Fair Value at Measurement Date(1)	Impairment Charges for the Year Ended December 31, 2009(1)
	(in thousands)
Land under development and homes completed and under construction(2)	Level 3	$162,588	$31,916
Inventory held-for-sale(3)	Level 3	$7,822	$13,353

(1)	Amounts represent the aggregate fair values for communities where the Company recognized noncash inventory impairment charges during the period, at March 31, 2009 and December 31, 2009.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)

In accordance with FASB ASC 360-10-35, inventory under this caption with a carrying value of $194.5 million was written down to its fair value of $162.6 million, resulting in total impairments of $31.9 million for the year ended December 31, 2009.

(3)

In accordance with FASB ASC 360-10-35, inventory under this caption with a carrying value of $21.2 million was written down to its fair value of $7.8 million, resulting in total impairments of $13.4 million for the year ended December 31, 2009.

Fair values determined to be Level 3 include the use of internal assumptions, estimates and financial forecasts. Valuations of these items are therefore sensitive to the assumptions used. Fair values represent the Company’s best estimates as of the measurement date, based on conditions existing and information available at the date of issuance of the consolidated financial statements. Subsequent changes in conditions or information available may change assumptions and estimates, as outlined in more detail within “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Fair values determined using Level 3 inputs, were primarily based on the estimated future cash flows discounted for inherent risk associated with each asset. These discounted cash flows are impacted by: the risk-free rate of return; expected risk premium based on estimated land development; construction and delivery timelines; market risk from potential future price erosion; cost uncertainty due to development or construction cost increases; and other risks specific to the asset or conditions in the market in which the asset is located at the time the assessment is made. These factors are specific to each community and may vary among communities.

Note 8 — Stockholders’ Equity

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

Incentive Compensation Plans

The Company’s 2008 Senior Executive Bonus Plan (the “Plan”) provides that (i) the Chief Executive Officer (“CEO”) and the Chief Operating Officer (“COO”) are each eligible to receive a bonus of 3% of the Company’s consolidated pre-tax, pre-bonus income; (ii) the Executive Vice President (“EVP”) is eligible to receive a bonus of  3/4 of 1% of the Company’s consolidated pre-tax, pre-bonus income; and (iii) the Chief Financial Officer (“CFO”) is eligible to receive a bonus of  1/2 of 1% of the Company’s consolidated pre-tax, pre-bonus income. In addition, under the Plan, each Division President is eligible to receive a bonus of 3% of the division’s pre-tax, pre-bonus income, determined after allocation to the division of its allocable portion of corporate general and administrative expenses. All other participants under this cash bonus plan are eligible to receive bonuses based upon specified percentages of a bonus pool determined as a specified percentage of pre-tax,

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

pre-bonus income. In addition, because the Company’s results of operations were expected to be in a loss position for the year ending December 31, 2008, and thus participants would receive no bonus income in 2008, the Plan provided for a 2008 Bonus Plan for all participants in various management bonus plans. Under this 2008 Bonus Plan, bonus ranges (defined as a percent of salary) are varied based on the level of position but range from a maximum of 25% to 100% of salary for managers. In addition, the Company’s board of directors has approved a cash bonus plan applicable in 2008 for all of its full-time, salaried employees who are not included in the Company’s 2008 Senior Executive Bonus Plan. All participants under this cash bonus plan are eligible to receive bonuses based upon specified percentages of a bonus pool determined as a specified percentage of pre-tax, pre-bonus income.

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

Note 9 — Income Taxes

Income taxes are accounted for under the provisions of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which are now codified as FASB ASC Topic 740, Income Taxes. Effective as of January 1, 1994, the Company completed a capital restructuring and quasi-reorganization. The quasi-reorganization resulted in the adjustment of assets and liabilities to estimated fair values and the elimination of an accumulated deficit effective January 1, 1994. Income tax benefits resulting from the utilization of net operating loss and other carry forwards existing at January 1, 1994 and temporary differences existing prior to or resulting from the quasi-reorganization are excluded from the results of operations and credited to additional paid-in capital.

The following summarizes the benefit (provision) for income taxes (in thousands):

	Year Ended December 31,
	2009	2008	2007
Current
Interest on uncertain tax positions	$108	$—	$—
Federal	101,810	41,602	(234)
State	(10)	(10)	240

	101,908	41,592	6

Deferred
Federal	—	—	(27,148)
State	—	—	(5,516)

	—	—	(32,664)

	$101,908	$41,592	$(32,658)

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Income taxes differ from the amounts computed by applying the applicable federal statutory rates due to the following (in thousands):

	Year Ended December 31,
	2009	2008	2007
Provision for federal income taxes at the statutory rate	$42,852	$53,630	$—
Provision for state income taxes, net of federal income tax benefits	(6)	(6)	—
Valuation allowance	60,015	(94,607)	(771)
Reduction of deferred tax assets as a result of election to be taxed as an “S” corporation	—	—	(31,887)
Increase of deferred tax assets as a result of revocation of “S” corporation election	—	86,113	—
Goodwill impairment	—	(2,064)	—
Other	(953)	(1,474)	—

	$101,908	$41,592	$(32,658)

Temporary differences giving rise to deferred income taxes consist of the following (in thousands):

	December 31,
	2009	2008
Deferred tax assets
Reserves deducted for financial reporting purposes not allowable for tax purposes	$21,810	$84,348
Compensation deductible for tax purposes when paid	468	481
State income tax provisions deductible when paid for federal tax purposes	3	3
Effect of book/tax differences for joint ventures	4,567	7,403
Other	311	311
AMT credit carryover	2,698	2,698
Net operating loss	48,482	32,458
Valuation allowance	(71,160)	(123,321)

	7,179	4,381
Deferred tax liabilities
Effect of book/tax differences for joint ventures	(5,962)	(4,381)
Effect of book/tax differences for capped interest/G&A	(1,217)	—

	(7,179)	(4,381)

	$—	$—

On November 6, 2009, an expanded carry back election was signed into law as part of the Worker, Homeownership, and Business Assistance Act of 2009. As of result of this legislation, the Company elected to carry back for five years the taxable losses generated in 2009. The Company recorded a deferred tax asset and related income tax benefit of $101.8 million. The recorded deferred tax asset reflects the anticipated tax refund for the carry back of the estimated 2009 tax loss to 2004 and 2005. As of December 31, 2009, the deferred tax asset was reclassified to income tax refunds receivable and the tax benefit was recorded as benefit from provision for income taxes in the accompanying consolidated balance sheet and statement of operations.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In assessing the realizability of deferred tax assets, management considers whether it is “more likely than not” that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers taxable income in carry back years, the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. The expanded carry back election provided in legislation, effective November 6, 2009, allowed the recording of the deferred tax assets on the books; however, as of December 31, 2009, due to uncertainties surrounding the realization of the cumulative federal and state deferred tax assets, the Company has a full valuation allowance against the deferred tax assets. The valuation allowances for the years ending December 31, 2009, 2008 and 2007 are $71.2 million, $123.3 million and $4.5 million, respectively.

At December 31, 2009, the Company has gross federal and state net operating loss carry forwards totaling approximately $39.2 million and $329.8 million, respectively. Federal net operating loss carry forwards will expire in 2028; state net operating loss carry forwards begin to expire in 2013.

Due to the “change of ownership” provision of the Tax Reform Act of 1986, utilization of the Company’s net operating loss carry forwards may be subject to an annual limitation against taxable income in future periods. As a result of the annual limitation, a portion of these carry forwards may expire before ultimately becoming available to reduce future income tax liabilities.

The Company has federal alternative minimum tax credit carry forwards of $2.7 million which do not expire.

In addition, as of December 31, 2009, the Company has unused built-in losses of $19.4 million which are available to offset future income and expire in 2010 and 2011. Pursuant to Internal Revenue Code Section 382, the utilization of these losses is limited to $3.9 million of taxable income per year; however, any unused losses in any year may be carried forward for utilization in future years through 2010 and 2011. The maximum cumulative unused built-in loss that may be carried forward through 2010 and 2011 is $11.5 million and $7.9 million, respectively. The Company’s ability to utilize the foregoing tax benefits will depend upon the amount of its future taxable income and may be limited under certain circumstances.

Effective January 1, 2008, the Company and its shareholders made a revocation of the “S” corporation election. As a result of this revocation, the Company will be taxed as a “C” corporation. The shareholders will not be able to elect “S” corporation status for at least five years. The revocation of the “S” corporation election will allow taxable losses generated in 2008 to be carried back to the 2006 “C” corporation year. As a result of the change in tax status, the Company recorded a deferred tax asset and related income tax benefit of $41.6 million as of January 1, 2008. The recorded deferred tax asset reflects the anticipated tax refund for the carry back of the estimated 2008 tax loss to 2006. In January 2009, the Company received a tax refund for the amount of the deferred tax asset and related tax benefit. As of and during the year ended December 31, 2009, the deferred tax asset was reclassified to income tax refunds receivable and the tax benefit was recorded as benefit from provision for income taxes in the accompanying consolidated balance sheet and statement of operations.

Effective January 1, 2007, the Company made an election in accordance with federal and state regulations to be taxed as an “S” corporation rather than a “C” corporation. Under this election, the Company’s taxable income flows through to and is reported on the personal tax returns of its shareholders. The shareholders are responsible for paying the appropriate taxes based on this election. The Company does not pay any federal taxes under this election and is only required to pay certain state taxes based on a rate of approximately 1.5% of taxable income. As a result of this election, the Company’s provision for income taxes for the year ended December 31, 2007 includes a reduction of deferred tax assets of $31.9 million due to the elimination of any future tax benefit by the Company from such assets. In addition, the provision reflects a valuation allowance of $.8 million.

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”) which is now codified as FASB ASC Topic 740, Income Taxes. FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be considered “more-likely-than-not” to be sustained upon examination by taxing authorities. The Company has taken positions in certain taxing jurisdictions for which it is more likely than not that previously unrecognized tax benefits will be recognized. In addition, the Company has elected to recognize interest and penalties related to uncertain tax positions in the income tax provision. In accordance with the provisions of FASB ASC Topic 740, effective January 1, 2007, the Company recorded an income tax refund receivable of $5.7 million and recognized

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the associated tax benefit as an increase in additional paid-in capital. In connection therewith, the Company recorded interest receivable of $1.1 million and recognized the associated tax benefit as an increase in retained earnings. Since recording the income tax refund, the Company has received refunds and accrued additional interest, leaving approximately $5.2 million of income tax refunds and interest receivable on the consolidated balance sheet at December 31, 2009. At January 1, 2007, December 31, 2007, December 31, 2008, and December 31, 2009, the Company has no unrecognized tax benefits.

In compliance with the Company’s election to recognize interest income (expense) and penalties related to uncertain tax positions in the income tax provision, $0.1 million of interest income related to the income tax refund receivable, recorded under the provisions of FASB ASC 740, is included in the benefit from income taxes of $101.9 million for the twelve months ended December 31, 2009.

The estimated overall effective tax rate for the years ending December 31, 2009, 2008 and 2007 are 83.2%, 27.1%, and (10.3%), respectively.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is subject to U.S. federal income tax examination for calendar tax years ending 2004 through 2009. The Company is subject to various state income tax examinations for calendar tax years ending 2005 through 2009.

The Company received a letter dated February 4, 2010 from the Internal Revenue Service giving notice that the income tax examination by the Internal Revenue Service for amended tax returns for the years ended December 31, 2002 and 2003 was completed without adjustments. During 2007, the Company completed state income tax examinations in the states of California and Arizona for years ended December 31, 2002 through 2003 with no significant adjustments.

Note 10 — Related Party Transactions

On December 27, 2007, the Company sold certain land in San Diego County, California for $12.0 million in cash to a limited liability company owned indirectly by Frank T. Suryan, Jr. as Trustee for the Suryan Family Trust. Mr. Suryan is Chairman and Chief Executive Officer of Lyon Capital Ventures, a company wholly owned by Frank T. Suryan, Jr., General William Lyon, Chairman and Chief Executive Officer of the Company, and a trust whose sole beneficiary is William H. Lyon, President and Chief Operating Officer of the Company. The Company has received a report from a third-party valuation and financial advisory services firm as to the reasonableness of the sales price in the transaction. Further, the transaction was unanimously approved by all independent members of the Board of Directors. Prior to the sale, the net book value of this land (as reflected on the Company’s financial statements) was approximately $18.7 million resulting in a loss on the transaction of $6.7 million. In October 2008, in a separately negotiated transaction from the sale of the land to the Company owned indirectly by the Suryan Family Trust (the “Owner”), the Company was contracted by and for the Owner to build apartment units for a contract price of $13.5 million, which includes the Company’s contractor fee of $0.5 million. As described in Note 1 – Construction Services, the company accounts for this transaction based on the percentage of completion method, and recorded construction services revenue of $12.6 million and $0.2 million and construction services costs of $11.6 million and $0.2 million during the years ended December 31, 2009 and 2008, respectively.

For the years ended December 31, 2009, 2008 and 2007, the Company incurred reimbursable on-site labor costs of $197,000, $176,000, and $224,000, respectively, for providing customer service to real estate projects developed by entities controlled by General William Lyon and William H. Lyon, of which $58,000 and $18,000 was due to the Company at December 31, 2009 and 2008, respectively. The Company earned fees of $36,000, $64,000 and $90,000, respectively, for tax and accounting services performed for entities controlled by General William Lyon and William H. Lyon during the years ended December 31, 2009, 2008 and 2007.

The Company earned fees of $123,000 during the year ended December 31, 2009 related to a Human Resources and Payroll Services contract between the Company and an entity controlled by General William Lyon and William H. Lyon.

In each of the three years ended December 31, 2009, 2008 and 2007, the Company incurred charges of $0.8 million related to rent on the Company’s corporate office, from a trust of which William H. Lyon is the sole beneficiary.

Effective September 1, 2004, the Company entered into an aircraft consulting and management agreement with an affiliate (the “Affiliate”) of William Lyon to operate and manage the Company’s aircraft. The terms of the agreement provide that the Affiliate shall consult and render its advice and management services to the Company with respect to all functions necessary to the operation, maintenance and administration of the aircraft. The Company’s business plan for the aircraft

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

includes (i) use by Company executives for traveling on Company business to the Company’s divisional offices and other destinations, (ii) charter service to outside third parties and (iii) charter service to General William Lyon personally. Charter services for outside third parties are contracted for at market rates. As compensation to the Affiliate for its management and consulting services under the agreement, the Company pays the Affiliate a fee equal to (i) the amount equal to 107% of compensation paid by the Affiliate for the pilots supplied pursuant to the agreement, (ii) $50 per operating hour for the aircraft and (iii) $9,000 per month for hangar rent. In addition, all maintenance work, inspections and repairs performed by the Affiliate on the aircraft are charged to the Company at the Affiliate’s published rates for maintenance, inspection and repairs in effect at the time such work is completed. The total expenses incurred by the Company and paid to the Affiliate under the agreement amounted to $0.8 million, $1.6 million, and $1.4 million during the years ended December 31, 2009, 2008 and 2007, respectively.

Effective July 1, 2006, General William Lyon entered into a time sharing agreement (“the Agreement”) with the Company pertaining to his personal use of the aircraft. The agreement calls for General Lyon to reimburse the company for all costs incurred by the Company during his personal flights plus a surcharge on fuel consumption of two times the cost. Pursuant to the Agreement, the Company had earned revenue of $53,000, $0.4 million and $0.6 million for charter services provided to General William Lyon personally, for the years ended December 31, 2009, 2008 and 2007, respectively

On September 3, 2009, Presley CMR, Inc., a California corporation (“Presley CMR”) and wholly owned subsidiary of California Lyon, entered into an Aircraft Purchase and Sale Agreement (“PSA”) with an affiliate of General William Lyon to sell the aircraft described above. The PSA provides for an aggregate sales price for the Aircraft of $8.3 million (which value was the appraised fair market value of the Aircraft), which consists of: (i) cash in the amount of $2.1 million which was paid at closing and (ii) a promissory note from the affiliate in the amount of $6.2 million, which is included in receivables in the accompanying consolidated balance sheet. The closing of this sale occurred on September 9, 2009. The Company recorded a loss on the sale of the Aircraft totaling $3.0 million, which is included in other loss in the accompanying statement of operations.

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

Litigation Arising from General Lyon’s Tender Offer

As described above in Note 8—Tender Offer and Merger, on March 17, 2006, the Company’s principal stockholder commenced a tender offer (the “Tender Offer”) to purchase all outstanding shares of the Company’s common stock not already owned by him. Initially, the price offered in the Tender was $93 per share, and was subsequently increased to $109 per share.

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

On April 23, 2006, the Delaware Chancery Court conditionally certified a class in the Consolidated Delaware Action. The parties to the Consolidated Delaware Action agreed to a Stipulation of Settlement, and on August 9, 2006, the Delaware Chancery Court certified a class in the Consolidated Delaware Action, approved the settlement, and dismissed the Consolidated Delaware Action with prejudice as to all defendants and the class. On February 16, 2007, plaintiff in the California Action appealed the fee award in the Consolidated Delaware Action to the Supreme Court of the State of Delaware. Thereafter, the Delaware Supreme Court remanded the matter to the Chancery Court for further proceedings and, on April 2, 2009, the Chancery Court issued its decision on remand denying the fee award sought by the California plaintiff. On April 30, 2009, the California plaintiff again appealed the fee award to the Delaware Supreme Court. On January 14, 2010, the Delaware Supreme court affirmed the order of the Chancery Court.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company is a defendant in various lawsuits related to its normal business activities. In the opinion of management, disposition of the various lawsuits will have no material effect on the consolidated financial statements of the Company.

In some jurisdictions in which the Company develops and constructs property, assessment district bonds are issued by municipalities to finance major infrastructure improvements. As a land owner benefited by these improvements, the Company is responsible for the assessments on its land. When properties are sold, the assessments are either prepaid or the buyers assume the responsibility for the related assessments. Assessment district bonds issued after May 21, 1992 are accounted for under the provisions of 91-10, “Accounting for Special Assessment and Tax Increment Financing Entities” issued by the Emerging Issues Task Force of the Financial Accounting Standards Board on May 21, 1992, now codified as FASB ASC Topic 970-470, Real Estate – Debt, and recorded as liabilities in the Company’s consolidated balance sheet, if the amounts are fixed and determinable.

As of December 31, 2009, the Company had $4.4 million of outstanding irrevocable standby letters of credit to guarantee the Company’s financial obligations under certain contractual arrangements in the normal course of business. The standby letters of credit were secured by cash as reflected as restricted cash on the accompanying consolidated balance sheet. The beneficiary may draw upon these letters of credit in the event of a contractual default by the Company relating to each respective obligation. These letters of credit generally have a stated term of 12 months and have varying maturities throughout 2010, at which time the Company may be required to renew to coincide with the term of the respective arrangement.

The Company also had outstanding performance and surety bonds of $109.4 million at December 31, 2009 related principally to its obligations for site improvements at various projects. The Company does not believe that draws upon these bonds, if any, will have a material effect on the Company’s financial position, results of operations or cash flows.

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

See Note 6- Notes Payable and Senior Secured Term Loan for additional information relating to the Company’s guarantee arrangements.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12 — Unaudited Summarized Quarterly Financial Information

Summarized unaudited quarterly financial information for the years ended December 31, 2009, 2008, and 2007 is as follows (in thousands except per common share amounts):

	Three Months Ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Sales	$69,339	$77,407	$67,213	$95,284
Cost of sales	(95,124)	(60,501)	(49,025)	(146,476)

Gross (loss) profit	(25,785)	16,906	18,188	(51,192)
Other income, costs and expenses, net	(43,408)	22,770	(29,908)	(30,432)

(Loss) income before benefit from income taxes	(69,193)	39,676	(11,720)	(81,624)
Benefit from income taxes	22	—	56	101,830

Consolidated net (loss) income	(69,171)	39,676	(11,664)	20,206
Less: net loss (income) – noncontrolling interest	170	(289)	27	520

Net (loss) income	$(69,001)	$39,387	$(11,637)	$20,726

	Three Months Ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Sales	$137,437	$140,089	$102,168	$146,384
Cost of sales	(132,669)	(134,693)	(88,812)	(130,701)

Gross profit	4,768	5,396	13,356	15,683
Other income, costs and expenses, net	(48,091)	(45,116)	(53,824)	(55,848)

Loss before benefit from income taxes	(43,323)	(39,720)	(40,468)	(40,165)
Benefit from income taxes	41,592	—	—	—

Consolidated net loss	(1,731)	(39,720)	(40,468)	(40,165)
Less: net loss (income) – noncontrolling interest	925	790	(628)	9,359

Net loss	$(806)	$(38,930)	$(41,096)	$(30,806)

	Three Months Ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Sales	$206,041	$271,088	$182,244	$445,984
Cost of sales	(169,801)	(232,843)	(160,621)	(515,566)

Gross profit (loss)	36,240	38,245	21,623	(69,582)
Other income, costs and expenses, net	(28,153)	(109,096)	(82,171)	(112,730)

Income (loss) before provision for income taxes	8,087	(70,851)	(60,548)	(182,312)
Benefit (provision) for income taxes	(32,388)	914	1,300	(2,484)

Consolidated net loss	(24,301)	(69,937)	(59,248)	(184,796)
Less: net loss – noncontrolling interest	(2,283)	(6,935)	(764)	(1,144)

Net loss	$(26,584)	$(76,872)	$(60,012)	$(185,940)

EXHIBIT INDEX

Exhibit Number	Description
3.1(2)	Certificate of Incorporation of William Lyon Homes, a Delaware corporation.
3.2(1)	Certificate of Ownership and Merger.
3.3(19)	Certificate of Ownership and Merger.
3.4(19)	Certificate of Amendment of Certificate of Incorporation.
3.5(2)	Bylaws of William Lyon Homes, a Delaware corporation.
4.1(14)	Indenture dated as of March 17, 2003 among William Lyon Homes, Inc., the Guarantors (as defined therein), and U.S. Bank National Association, as Trustee (including form of notes and guarantees).
4.2(10)

Supplemental Indenture dated as of December 13, 2004 between Lyon East Garrison Company I, LLC, a California limited liability company, as Guarantor, and U.S. Bank National Association, as Trustee (supplementing the Indenture dated as of March 17, 2003 among William Lyon Homes, Inc., a California corporation, the Guarantors (as defined therein), and U.S. Bank National Association, as Trustee).

4.3(15)

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
4.5(10)

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

4.6(15)

Supplemental Indenture dated as of January 1, 2005 between The Ranch Golf Club, LLC, a California limited liability company, as Guarantor, and U.S. Bank National Association, as Trustee (supplementing the Indenture dated as of February 6, 2004 among William Lyon Homes, Inc., a California corporation, the Guarantors (as defined therein), and U.S. Bank National Association, as Trustee).

4.7(9)	Indenture dated as of November 22, 2004 among William Lyon Homes, Inc., the Guarantors (as defined therein), and U.S. Bank National Association, as Trustee (including form of notes and guarantees).
4.8(10)

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
4.9(15)

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

10.2(11)

Agreement to Modify Loan Agreement, Promissory Note and Deed of Trust, dated as of September 18, 2002, by and between William Lyon Homes, Inc., a California corporation, as borrower, and California Bank & Trust, a California banking corporation, as lender.

10.3(5)

Second Agreement to Modify Loan Agreement, Promissory Note and Deed of Trust, dated as of December 13, 2002, by and between William Lyon Homes, Inc., a California corporation, as borrower, and California Bank & Trust, a California banking corporation, as lender.

10.4(3)

Third Agreement to Modify Loan Agreement, Promissory Note and Deed of Trust, dated as of January 26, 2004, by and between William Lyon Homes, Inc., a California corporation, as borrower, and California Bank & Trust, a California banking corporation, as lender.

10.5(8)

Amended and Restated Revolving Line of Credit Loan Agreement dated September 16, 2004 by and between California Bank & Trust, a California banking corporation, and William Lyon Homes, Inc., a California corporation.

10.6(16)	First Amendment to Amended and Restated Revolving Line of Credit Loan Agreement, dated as of July 19, 2005, by and between William Lyon Homes, Inc. and California Bank & Trust.
10.7(17)

Second Amendment to Amended and Restated Revolving Line of Credit Loan Agreement dated September 16, 2004 by and between California Bank & Trust, a California banking corporation, and William Lyon Homes, Inc., a California corporation.

10.8(21)

Third Amendment to Amended and Restated Revolving Line of Credit Loan Agreement dated as of December 28, 2007, by and between William Lyon Homes, Inc., a California corporation and California Bank & Trust, a California banking corporation.

10.9(21)

Fourth Amendment to Amended and Restated Revolving Line of Credit Loan Agreement dated as of January 17, 2008 by and between William Lyon Homes, Inc., a California corporation and California Bank & Trust, a California banking corporation.

10.10(23)

Fifth Amendment to Amended and Restated Revolving Line of Credit Loan Agreement dated as of May 20, 2008 by and between William Lyon Homes, Inc., a California corporation (“Borrower”), and California Bank & Trust, a California banking corporation (“Lender”).

10.11(24)

Sixth Amendment to Amended and Restated Revolving Line of Credit Loan Agreement dated as of September 17, 2008, by and between William Lyon Homes, Inc., a California corporation and California Bank & Trust, a California Banking Corporation.

10.12(26)

Side Letter Amendment to Amended and Restated Revolving Line of Credit Loan Agreement dated as of December 17, 2008, by and between William Lyon Homes, Inc., a California corporation and California Bank & Trust, a California Banking Corporation.

10.13(26)

Seventh Amendment to Amended and Restated Revolving Line of Credit Loan Agreement dated as of April 6, 2009, by and between William Lyon Homes, Inc., a California corporation and California Bank & Trust, a California Banking Corporation.

10.14(6)

Revolving Line of Credit Loan Agreement, dated as of March 11, 2003, by and among Moffett Meadows Partners, LLC, a Delaware limited liability company, as borrower, and California Bank & Trust, a California banking corporation, and the other financial institutions named therein, as lenders.

10.15(6)	Joinder Agreement to Reimbursement and Indemnity Agreement, entered into as of March 25, 2003, by William Lyon Homes, a Delaware corporation.
10.16(7)	Borrowing Base Revolving Line of Credit Agreement, dated as of June 28, 2004, by and between William Lyon Homes, Inc., a California corporation, and Bank One, NA, a national banking association.

Exhibit Number	Description
10.17(10)

Modification Agreement, dated as of December 7, 2004, by and between William Lyon Homes, Inc., a California corporation, and JPMorgan Chase Bank, N.A. (successor by merger to Bank One, NA, a national banking association).

10.18(16)

Second Modification Agreement to Borrowing Base Revolving Line of Credit Agreement, dated as of July 14, 2005, between William Lyon Homes, Inc. and JPMorgan Chase Bank, N.A. (successor by merger to Bank One, NA).

10.19(18)

Third Modification Agreement to Borrowing Base Revolving Line of Credit Agreement dated October 23, 2006 by and between William Lyon Homes, Inc., a California corporation and JPMorgan Chase Bank, N.A., a National Banking Association.

10.20(20)

Fifth Modification Agreement to Borrowing Base Revolving Line of Credit Agreement dated November 6, 2007 by and between William Lyon Homes, Inc., a California corporation and JPMorgan Chase Bank, N.A., a national banking association.

10.21(21)

Sixth Modification Agreement to Borrowing Base Revolving Line of Credit Agreement dated February 20, 2008 by and between William Lyon Homes, Inc., a California corporation and JPMorgan Chase Bank, N.A., a national banking association.

10.22(23)

Seventh Modification Agreement to Borrowing Base Revolving Line of Credit Agreement dated as of March 12, 2008 by and between William Lyon Homes, Inc., a California corporation (“Borrower”) and JPMorgan Chase Bank, N.A., a national banking association (“Bank”).

10.23(23)

Eighth Modification Agreement to Borrowing Base Revolving Line of Credit Agreement dated as of June 5, 2008 by and between William Lyon Homes, Inc., a California corporation (“Borrower”) and JPMorgan Chase Bank, N.A., a national banking association (“Bank”).

10.24(25)

Ninth Modification Agreement to Borrowing Base Revolving Line of Credit Agreement dated as of September 25, 2008 by and between William Lyon Homes, Inc., a California Corporation (“Borrower”) and JPMorgan Chase Bank, N.A., a national banking association (“Bank”).

10.25(26)

Tenth Modification Agreement to Borrowing Base Revolving Line of Credit Agreement dated December 19, 2008, by and between JPMorgan Chase Bank, N.A., a national banking association, and William Lyon Homes, Inc., a California Corporation.

10.26(26)

Eleventh Modification Agreement to Borrowing Base Revolving Line of Credit Agreement dated June 3, 2009, by and between JPMorgan Chase Bank, N.A., a national banking association, and William Lyon Homes, Inc., a California Corporation.

10.27(26)

Twelfth Modification Agreement to Borrowing Base Revolving Line of Credit Agreement dated November 18, 2009, by and between JPMorgan Chase Bank, N.A., a national banking association, and William Lyon Homes, Inc., a California Corporation.

10.28(27)

Senior Secured Term Loan Agreement dated as of October 20, 2009 by and between William Lyon Homes, Inc., (“Borrower”) and COLFIN WLH Funding, LLC, as Administrative Agent (“Admin Agent”), COLFIN WLH Funding, LLC, as Initial Lender and Lead Arranger (“COLFIN”).

10.29(12)	Form of Indemnity Agreement, between William Lyon Homes, a Delaware corporation, and the directors and officers of William Lyon Homes.
10.30(12)

Property Management Agreement between Corporate Enterprises, Inc., a California corporation (Owner) and William Lyon Homes, Inc., a California corporation (Manager) dated and effective November 5, 1999.

10.31(12)	Warranty Service Agreement between Corporate Enterprises, Inc., a California corporation and William Lyon Homes, Inc., a California corporation dated and effective November 5, 1999.
10.32(4)	Option Agreement and Escrow Instructions between William Lyon Homes, Inc., a California corporation and Lathrop Investment, L.P., a California limited partnership, dated as of October 24, 2000.
10.33(19)	Description of 2007 Cash Bonus Plan.
10.34(19)	2007 Senior Executive Bonus Plan.
10.35(13)	Standard Industrial/Commercial Single-Tenant Lease – Net between William Lyon Homes, Inc. and a trust of which William H. Lyon is the sole beneficiary.
10.36(5)	The Presley Companies Non-Qualified Retirement Plan for Outside Directors.
10.37(22)

Third Extension and Modification agreement dated May 19, 2008, by and between Circle G at the Church Farm North Joint Venture, LLC, an Arizona limited liability company, and California National Bank, a national banking association.

10.38(28)	Aircraft Purchase and Sale Agreement dated as of September 3, 2009 (“Effective Date”), by and between Presley CMR, Inc., and Martin Aviation, Inc., or its designee.
10.39(28)	Secured Promissory Note dated September 9, 2009 from Martin Aviation, Inc., a California corporation (“Maker”) payable to William Lyon Homes, Inc., a California corporation (“Holder”).

Exhibit Number	Description
10.40(28)	Aircraft Mortgage and Security Agreement between Martin Aviation, Inc., a California corporation and William Lyon Homes, Inc., dated as of September 9, 2009.
12.1(29)	Statement of computation of ratio of earnings to fixed charges.
21.1(29)	List of Subsidiaries of William Lyon Homes, a Delaware corporation.
31.1(29)	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
31.2(29)	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
32.1(29)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
32.2(29)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Current Report on Form 8-K of William Lyon Homes, a Delaware corporation (the “Company”) filed January 5, 2000 and incorporated herein by this reference.
(2)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-4, and amendments thereto (SEC Registration No. 333-88569), and incorporated herein by this reference.
(3)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.
(4)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 and incorporated herein by this reference.
(5)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by this reference.
(6)	Previously filed as an exhibit to Amendment No. 3 to the Company’s Registration Statement on Form S-4 (File No. 333-114691) filed July 15, 2004 and incorporated herein by this reference.
(7)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by this reference.
(8)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed September 22, 2004 and incorporated herein by this reference.
(9)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed November 23, 2004 and incorporated herein by this reference.
(10)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (SEC Registration No. 333-121346) filed December 16, 2004 and incorporated herein by this reference.
(11)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 and incorporated herein by this reference.
(12)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by this reference.
(13)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by this reference.
(14)

Previously filed as an exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-4 (SEC Registration No. 333-121346) filed January 10, 2005 and incorporated herein by this reference.

(15)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed November 14, 2005 and incorporated herein by this reference.
(16)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed July 14, 2005 and incorporated herein by this reference.
(17)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed September 27, 2006 and incorporated herein by reference.
(18)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed October 27, 2006 and incorporated herein by reference.

(19)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.
(20)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on November 15, 2007 and incorporated herein by reference.
(21)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.
(22)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on May 28, 2008 and incorporated herein by reference.
(23)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 and incorporated herein by reference.
(24)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on September 24, 2008 and incorporated herein by reference.
(25)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008 and incorporated herein by reference.
(26)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 5, 2009 and incorporated herein by reference.
(27)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on October 22, 2009 and incorporated herein by reference.
(28)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on September 10, 2009 and incorporated herein by reference.
(29)	Filed herewith.