Form 10-Q
period 2010-03-31
WILLIAM LYON HOMES
filed 2010-05-07
CIK 1095996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at May 4, 2010
Common stock, par value $.01	1,000

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

Actual events and results may differ materially from those expressed or forecasted in the forward-looking statements due to a number of factors. The principal factors that could cause the Company’s actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, worsening in general economic conditions either nationally or in regions in which the Company operates, worsening in the markets for residential housing, further decline in real estate values resulting in further impairment of the Company’s real estate assets, volatility in the banking industry and credit markets, terrorism or other hostilities involving the United States, whether an ownership change occurred which could, under certain circumstances, have resulted in the limitation of the Company’s ability to offset prior years’ taxable income with net operating losses, expiration of income tax incentives for homebuyers, changes in home mortgage interest rates, changes in generally accepted accounting principles or interpretations of those principles, changes in prices of homebuilding materials, labor shortages, adverse weather conditions, the occurrence of events such as landslides, soil subsidence and earthquakes that are uninsurable, not economically insurable or not subject to effective indemnification agreements, changes in governmental laws and regulations, whether the Company is able to refinance the outstanding balances of its debt obligations at their maturity, the timing of receipt of regulatory approvals and the opening of projects and the availability and cost of land for future growth. These and other risks and uncertainties are more fully described in Item 1A. “Risk Factors” as contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. While it is impossible to identify all such factors, factors which could cause actual results to differ materially from those estimated by the Company include, but are not limited to, those factors or conditions described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Company’s past performance or past or present economic conditions in the Company’s housing markets are not indicative of future performance or conditions. Investors are urged not to place undue reliance on forward-looking statements. In addition, the Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to projections over time unless required by federal securities law.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

WILLIAM LYON HOMES

CONSOLIDATED BALANCE SHEETS

(in thousands except number of shares and par value per share)

	March 31, 2010	December 31, 2009
	(unaudited)
ASSETS
Cash and cash equivalents — Note 6	$151,000	$117,587
Restricted cash	4,356	4,352
Receivables	16,516	16,294
Income tax refunds receivable — Note 8	—	106,989
Real estate inventories — Notes 2 and 4
Owned	604,693	523,336
Not owned	55,270	55,270
Investments in joint ventures	1,763	1,703
Property & equipment, less accumulated depreciation of $7,345 and $8,195 at March 31, 2010 and December 31, 2009, respectively	1,449	1,673
Deferred loan costs	15,398	14,859
Other assets	8,967	18,036

	$859,412	$860,099

LIABILITIES AND EQUITY
Accounts payable	$9,352	$11,046
Accrued expenses	49,778	45,294
Liabilities from inventories not owned — Note 2	55,270	55,270
Notes payable — Note 5	68,392	64,227
Senior Secured Term Loan due October 20, 2014 — Note 5	206,000	206,000
7 5/8 % Senior Notes due December 15, 2012 — Note 5	67,204	67,204
10 3/4 % Senior Notes due April 1, 2013 — Note 5	168,233	168,158
7 1/2 % Senior Notes due February 15, 2014 — Note 5	84,701	84,701

	708,930	701,900
Commitments and contingencies — Note 9

Equity:
Stockholders’ equity
Common stock, par value $.01 per share; 3,000 shares authorized; 1,000 shares outstanding at March 31,2010 and December 31, 2009, respectively	—	—
Additional paid-in capital	48,867	48,867
Retained earnings	93,249	101,733

	142,116	150,600
Noncontrolling interest — Note 2	8,366	7,599

	150,482	158,199

	$859,412	$860,099

See accompanying notes.

WILLIAM LYON HOMES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2010	2009
Operating revenue
Home sales	$37,862	$56,548
Lots, land and other sales	—	6,532
Construction services — Note 1	5,301	6,259

	43,163	69,339

Operating costs
Cost of sales — homes	(31,362)	(50,862)
Cost of sales — lots, land and other — Note 4	—	(44,262)
Impairment loss on real estate assets — Note 4	—	(24,171)
Construction services — Note 1	(3,247)	(5,769)
Sales and marketing	(3,587)	(4,126)
General and administrative	(6,002)	(6,030)
Other	(894)	(1,860)

	(45,092)	(137,080)

Equity in income (loss) of unconsolidated joint ventures	412	(1,723)

Operating loss	(1,517)	(69,464)
Interest expense, net of amounts capitalized	(7,094)	(8,712)
Gain on retirement of debt	—	8,930
Other income, net	92	53

Loss before benefit from income taxes	(8,519)	(69,193)

Benefit from income taxes — Note 8	65	22

Consolidated net loss	(8,454)	(69,171)
Less: Net (income) loss — noncontrolling interest	(30)	170

Net loss attributable to William Lyon Homes	$(8,484)	$(69,001)

See accompanying notes.

WILLIAM LYON HOMES

CONSOLIDATED STATEMENT OF EQUITY

Three Months Ended March 31, 2010

(in thousands)

(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Non- Controlling Interest	Total
	Shares	Amount
Balance — December 31, 2009	1	$—	$48,867	$101,733	$7,599	$158,199
Net (loss) income	—	—	—	(8,484)	30	(8,454)
Cash contributions from members of consolidated entities, net	—	—	—	—	737	737

Balance — March 31, 2010	1	$—	$48,867	$93,249	$8,366	$150,482

See accompanying notes.

WILLIAM LYON HOMES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2010	2009
Operating activities
Consolidated net loss	$(8,454)	$(69,171)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Depreciation and amortization	135	514
Impairment loss on real estate assets	—	24,171
Equity in (income) loss of unconsolidated joint ventures	(412)	1,723
Loss on disposition of fixed asset	110	—
Gain on retirement of debt	—	(8,930)
Benefit from income taxes	(65)	(22)
Net changes in operating assets and liabilities:
Restricted cash	(4)	(25)
Receivables	(222)	18,779
Income tax refunds receivable	107,054	41,614
Real estate inventories — owned	(70,630)	58,595
Deferred loan costs	833	508
Other assets	9,069	(1,739)
Accounts payable	(1,694)	(6,263)
Accrued expenses	4,484	2,336

Net cash provided by operating activities	40,204	62,090

Investing activities
Investments in and advances to unconsolidated joint ventures	(40)	(194)
Distributions of income from unconsolidated joint ventures	392	—
Purchases of property and equipment, net	(21)	—

Net cash provided by (used in) investing activities	331	(194)

Financing activities
Proceeds from borrowing on notes payable, net	4,590	29,602
Principal payments on notes payable	(12,449)	(66,070)
Net cash paid for repurchase of Senior Notes	—	(2,187)
Noncontrolling interest contributions (distributions), net	737	(3,766)

Net cash used in financing activities	(7,122)	(42,421)

Net increase in cash and cash equivalents	33,413	19,475
Cash and cash equivalents — beginning of period	117,587	67,017

Cash and cash equivalents — end of period	151,000	$86,492

Supplemental disclosures of non-cash items:
Decrease to net real estate inventories not owned and liabilities from inventories not owned	$—	$9,309

Decrease to net real estate inventories not owned and noncontrolling interests	$—	$27,684

Increase in real estate inventories owned and seller notes payable	$10,652	$—

See accompanying notes

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 — Basis of Presentation and Significant Accounting Policies

William Lyon Homes, a Delaware corporation, and subsidiaries (the “Company”) are primarily engaged in designing, constructing and selling single family detached and attached homes in California, Arizona and Nevada.

The unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The consolidated financial statements included herein should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The interim consolidated financial statements have been prepared in accordance with the Company’s customary accounting practices. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a presentation in accordance with U.S. generally accepted accounting principles have been included. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

The preparation of the Company’s financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities as of March 31, 2010 and December 31, 2009 and revenues and expenses for the periods presented. Accordingly, actual results could differ from those estimates. The significant accounting policies using estimates include real estate inventories and cost of sales, impairment of real estate inventories, warranty reserves, loss contingencies, sales and profit recognition, and accounting for variable interest entities. The current economic environment increases the uncertainty inherent in these estimates and assumptions.

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The Company accounts for construction management agreements using the Percentage of Completion Method in accordance with FASB ASC Topic 605 Revenue Recognition (“ASC 605”). Under ASC 605, the Company records revenues and expenses as work on a contract progresses, and based on the percentage of costs incurred to date compared to the total estimated costs of the contract. Based on the provisions of ASC 605, the Company has recorded construction services revenues and expenses of $5.3 million and $3.2 million, respectively, for the three months ended March 31, 2010 and $6.3 million and $5.8 million, respectively for the three months ended March 31, 2009, in the accompanying consolidated statement of operations.

The Company entered into construction management agreements to build, sell and market homes in 3 separate communities. For such services, the Company will receive fees (generally 5 percent of the sales price, as defined) and may, under certain circumstances, receive additional compensation if certain financial thresholds are achieved. In addition, in October 2008, the Company entered into a contract to build apartment units for a related party at a contract price of $13.5 million, which includes the Company’s contractor fee of $0.5 million. During the period ended March 31, 2009, the Company recorded construction services revenue of $4.4 million and expenses of $4.2 million for this project. This project was completed in 2009, therefore there is no comparable amount in 2010. For more information on this agreement see Note 7.

The Company evaluates performance and allocates resources primarily based on the operating loss of individual homebuilding projects. Operating loss is defined by the Company as operating revenue less operating costs plus equity in income (loss) of unconsolidated joint ventures. Accordingly, operating loss excludes certain expenses included in the determination of net loss.

Restricted cash consists of $4.4 million in deposits made by the Company to a bank account held with the lenders of two of the Company’s revolving credit facilities as collateral for the use of letters of credit provided by such lenders. Under the terms of the senior secured term loan disclosed in Note 5, all of the Company’s standby letters of credit are secured by cash.

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

	March 31,
	2010	2009
Warranty liability, beginning of period	$21,365	$26,394
Warranty provision during period	356	552
Warranty payments during period	(1,582)	(1,405)
Warranty charges related to pre-existing warranties during period	580	112

Warranty liability, end of period	$20,719	$25,653

The Company follows the guidance in ASC Topic 855 Subsequent Events (“ASC 855”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 sets forth (i) the period after the balance sheet date during which management of a reporting entity evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. ASC 855 became effective for interim periods ending after June 15, 2009.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, Fair Value Measurements and Disclosures (Topic 820), which requires additional disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in ASC 820-10. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption in January 2010 of the additional disclosure portion of this guidance did not have a material effect on the Company’s consolidated financial statements, but resulted in additional disclosures. The Company does not expect the adoption of the later portion of this guidance to have a material effect on its consolidated financial statements.

In June 2009 and February 2010, the FASB updated certain provisions of ASC 810. These provisions amend the consolidation guidance applicable to variable interest entities and the definition of a variable interest entity, and require enhanced disclosures to provide more information about an enterprise’s involvement in a variable interest entity. ASC 810 also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. These provisions under ASC 810 were effective for the Company on January 1, 2010. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements, but resulted in additional disclosures, which are reflected in Note 2 below.

Note 2 — Variable Interest Entities and Noncontrolling Interests

The FASB issued guidance now codified as ASC 810, Consolidation, which addresses the consolidation of variable interest entities (“VIEs”). Under this guidance, arrangements that are not controlled through voting or similar rights are accounted for as VIEs. An enterprise is required to consolidate a VIE if it is the primary beneficiary of the VIE. The primary beneficiary is an enterprise that has the power to direct the activities of the VIE that most significantly impacts its economic performance and the obligation to absorb losses or the right to receive benefits from the VIE that could be potentially significant to the VIE.

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

Based on the provisions of this guidance, the Company has concluded that under certain circumstances when the Company (i) enters into option agreements for the purchase of land or lots from an entity and pays a non-refundable deposit, (ii) enters into land banking arrangements or (iii) enters into arrangements with a financial partner for the formation of joint ventures which engage in homebuilding and land development activities, a VIE may be created under condition (ii) (b) or (c) of the previous paragraph. The Company may be deemed to have provided subordinated financial support, which refers to variable interests that will absorb some or all of an entity’s expected losses if they occur. For each VIE created, in order to determine if the Company is the primary beneficiary, the Company considers various factors including, but not limited to, voting rights, risks, involvement in the operations of the VIE, ability to make major decisions, contractual obligations including distributions of income and loss, and computations of expected losses and residual returns based on the probability of future cash flow. If the Company has been determined to be the primary beneficiary of the VIE, the assets, liabilities and operations of the VIE are consolidated with the Company’s financial statements.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Joint Ventures

Certain joint ventures have been determined to be VIEs under ASC 810 in which the Company is considered the primary beneficiary. Accordingly, the assets, liabilities and operations of these VIEs have been consolidated with the Company’s financial statements. The Company did not recognize any gain or loss on initial consolidation of the VIE since the joint ventures were previously accounted for on an unconsolidated basis using the equity method of accounting.

The joint ventures which have been determined to be VIEs are each engaged in homebuilding and land development activities. Certain of these joint ventures have not obtained construction financing from outside lenders, but are financing their activities through equity contributions from each of the joint venture partners. Creditors of these VIEs have no recourse against the general credit of the Company. The liabilities of each VIE are restricted to VIE assets. Additionally, the creditors of the Company have no access to the assets of the VIEs. Income allocations and cash distributions to the Company are based on predetermined formulas between the Company and their joint venture partners as specified in the applicable partnership or operating agreements. The Company generally receives, after partners’ priority returns and return of partners’ capital, approximately 50% of the profits and cash flows from the joint ventures.

As of March 31, 2010, the assets and liabilities of the consolidated VIEs totaled $14.2 million and $2.0 million, respectively. In addition, the Company’s interest in the consolidated VIEs is $3.8 million and the member’s interest in the consolidated VIEs is $8.4 million, which is reported as noncontrolling interest on the accompanying consolidated balance sheet.

As of December 31, 2009, the assets and liabilities of the consolidated VIEs totaled $13.5 million and $2.1 million, respectively. In addition, the Company’s interest in the consolidated VIEs was $3.7 million and the member’s interest in the consolidated VIEs was $7.6 million, which is reported as noncontrolling interest on the accompanying consolidated balance sheet.

Option Deposits

During the three months ended March 31, 2009, the Company abandoned its option deposit in three of its consolidated land banking arrangements in which land purchase commitments were required. Management of the Company determined that the remaining purchase price of the lots in the arrangements were priced above market values at that time. In two of these arrangements, the Company reduced real estate inventories-not owned and the related noncontrolling interest $27.7 million for the remaining purchase price of the lots. In the other arrangement, the Company reduced real estate inventories-not owned and liabilities from inventories-not owned $9.3 million for the remaining purchase price of 51 lots. However, during the three month period ended December 31, 2009 the Company re-evaluated the purchase price of the 51 lots under option, and after the write-off of the $9.3 million deposit, the residual value became economically viable and the Company purchased the lots.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 3 — Segment Information

The Company operates one principal homebuilding business. In accordance with FASB ASC Topic 280, Segment Reporting (“ASC 280”), the Company has determined that each of its operating divisions is an operating segment. Corporate is a non-operating segment.

The Company’s homebuilding operations design, construct and sell a wide range of homes designed to meet the specific needs of each of it markets. In accordance with the aggregation criteria defined by ASC 280, the Company’s homebuilding operating segments have been grouped into four reportable segments: Southern California, consisting of an operating division with operations in Orange, Los Angeles, Riverside, San Bernardino and San Diego counties; Northern California, consisting of an operating division with operations in Contra Costa, Sacramento, San Joaquin, Santa Clara, Solano and Placer counties; Arizona, consisting of operations in the Phoenix, Arizona metropolitan area; and Nevada, consisting of operations in the Las Vegas, Nevada metropolitan area.

Corporate is a non-operating segment that develops and implements strategic initiatives and supports the Company’s operating divisions by centralizing key administrative functions such as finance and treasury, information technology, risk management and litigation, and human resources.

Segment financial information relating to the Company’s homebuilding operations was as follows:

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Homebuilding revenues:
Southern California	$21,381	$28,383
Northern California	7,947	11,858
Arizona	4,099	7,230
Nevada	4,435	9,077

Total homebuilding revenues	$37,862	$56,548

	Three Months Ended March 31,
	2010	2009
	(in thousands)
(Loss) income before benefit from income taxes:
Southern California	$(4,664)	$(17,232)
Northern California	711	(36,907)
Arizona	(1,023)	(1,440)
Nevada	(1,010)	(20,296)
Corporate	(2,533)	6,682

Total homebuilding (loss) before benefit from income taxes	$(8,519)	$(69,193)

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Homebuilding pretax (loss) income includes the following pretax inventory impairment charges recorded in the following segments (in thousands):

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Inventory impairments
Southern California	$—	$450
Northern California	—	6,144
Nevada	—	17,577

Total homebuilding	$—	$24,171

Homebuilding pretax income (loss) includes the following pretax income (loss) on sales of lots, land and other recorded in the following segments (in thousands) for the three months ended March 31, 2009. The Company did not record a sale of lots or land during the three months ended March 31, 2010:

	Three Months Ended March 31, 2009
	Southern California	Northern California	Arizona	Nevada	Total
(Loss) Gain on sales of lots, land and other
Operating revenue	$—	$—	$6,532	$—	$6,532
Operating costs	(9,316)	(28,568)	(6,378)	—	(44,262)

(Loss) Gain on sales of lots, land and other	$(9,316)	$(28,568)	$154	$—	$(37,730)

	March 31, 2010	December 31, 2009
	(in thousands)
Homebuilding assets:
Southern California	$358,539	$324,728
Northern California	68,009	38,383
Arizona	181,563	172,518
Nevada	64,666	60,764
Corporate (1)	186,635	263,706

Total homebuilding assets	$859,412	$860,099

(1)	Comprised primarily of cash, receivables and other assets.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 4 — Real Estate Inventories

Real estate inventories consist of the following (in thousands):

	March 31, 2010	December 31, 2009
Inventories owned: (1)
Deposits	$35,217	$33,582
Land and land under development	348,748	334,877
Homes completed and under construction	163,259	100,795
Model homes	57,469	54,082

Total	$604,693	$523,336

Inventories not owned: (2)
Other land options contracts - land banking arrangement	$55,270	$55,270

(1)	The Company temporarily suspended development, sales and marketing activities at certain of its projects from 2006 to 2008 which were in various stages of development. Management of the Company determined that this strategy was necessary under the market conditions at that time and would allow the Company to market the properties at some future time when market conditions may have improved. As market conditions continue to improve into 2010, management of the Company has released for sale or restarted development certain of these held projects. At March 31, 2010, the Company has incurred costs related to the remaining suspended projects of $111.3 million, of which $46.0 million is included in Land and land under development, $41.2 million is included in Homes completed and under construction and $24.0 million is included in Model homes. At December 31, 2009, the Company has incurred costs related to these certain projects of $261.9 million, of which $165.3 million is included in Land and land under development, $61.3 million is included in Homes completed and under construction and $35.3 million is included in model homes.
(2)	Includes the consolidation of a land banking arrangement recorded as a product financing arrangement (See Note 9). Amounts are net of deposits.

The Company accounts for its real estate inventories (including land, construction in progress, completed inventory, including models, and inventories not owned) under FASB ASC 360 Property, Plant, & Equipment (“ASC 360”).

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Fair value represents the amount at which an asset could be bought or sold in a current transaction between willing parties (i.e., other than a forced liquidation sale). Management determines the estimated fair value of each project by determining the present value of estimated future cash flows at discount rates that are commensurate with the risk of each project. The estimation process involved in determining if assets have been impaired and in the determination of fair value is inherently uncertain because it requires estimates of future revenues and costs, as well as future events and conditions. Estimates of revenues and costs are supported by the Company’s budgeting process, and are based on recent sales in backlog, pricing required to get the desired pace of sales, pricing of competitive projects, incentives offered by competitors and current estimates of costs of development and construction.

Under the provisions of ASC 360, the Company is required to make certain assumptions to estimate undiscounted future cash flows of a project, which include: (i) estimated sales prices, including sales incentives, (ii) anticipated sales absorption rates and sales volume, (iii) project costs incurred to date and the estimated future costs of the project based on the project budget, (iv) the carrying costs related to the time a project is actively selling until it closes the final unit in the project, and (v) alternative strategies including selling the land to a third party or temporarily suspending development of the project. Each project has different assumptions and is based on management’s assessment of the current market conditions that exist in each project location. The Company’s assumptions include moderate absorption increases in certain projects beginning in 2010. In addition, the Company has assumed some moderate reduction in sales incentives in certain projects in certain markets.

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

Management assesses land deposits for impairment when estimated land values are deemed to be less than the agreed upon contract price. The Company considers changes in market conditions, the timing of land purchases, the ability to renegotiate with land sellers the terms of the land option contracts in question, the availability and best use of capital, and other factors. The Company records abandoned land deposits and related pre-acquisition costs in cost of sales-lots, land and other in the consolidated statements of operations in the period that it is abandoned. During the three months ended March 31, 2009, the Company recorded $37.9 million related to abandoned land deposits and related pre-acquisition costs.

The following table summarizes inventory impairments recorded during the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands)
Inventory impairments related to:
Land under development and homes completed and under construction	$—	$10,818
Land held for sale or sold	—	13,353

Total inventory impairments	$—	$24,171

Number of projects impaired during the period	—	11

Number of projects assessed for impairment during the period	64	69

These charges were included in impairment loss on real estate assets in the accompanying consolidated statements of operations (See Note 3 for a detail of impairment by segment). The impairment charges recorded during the period noted above stemmed from lower home prices which were driven by increased incentives and discounts resulting from weakened demand experienced from 2006 through 2009. The Company may incur impairment on real estate inventories in the future, if the homebuilding industry experiences deteriorating market condition described above.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 5 — Senior Notes and Secured Indebtedness

As of March 31, 2010, the Company had the following outstanding Senior Secured Term Loan due 2014, 7 5/8% Senior Notes due 2012, 10 3/4% Senior Notes due 2013 and 7 1/2% Senior Notes due 2014 (in thousands):

Senior Secured Term Loan due October 20, 2014	$206,000
7 5/8 % Senior Notes due December 15, 2012	67,204
10 3/4 % Senior Notes due April 1, 2013	168,233
7 1/2 % Senior Notes due February 15, 2014	84,701

$526,138

Senior Secured Term Loan

William Lyon Homes, Inc., a California corporation and wholly-owned subsidiary of William Lyon Homes (“California Lyon”) is a party to a Senior Secured Term Loan Agreement (the “Term Loan Agreement”), dated October 20, 2009, with COLFIN WLH Funding, LLC, as Administrative Agent (“Admin Agent”), COLFIN WLH Funding, LLC, as Initial Lender and Lead Arranger (“COLFIN”) and the other Lenders who may become assignees of COLFIN (collectively, with COLFIN, the “Lenders”).

The Term Loan Agreement provides for a first lien secured loan of up to $206.0 million (the “Term Loan”), secured by substantially all of the assets of California Lyon, the Company, as defined in the agreement, (excluding stock in California Lyon) and certain wholly-owned subsidiaries. The Term Loan is guaranteed by the Company.

California Lyon received the first installment of $131.0 million, which funded in October 2009, and its second installment of $75.0 million, which funded in December 2009. Under the Term Loan Agreement, California Lyon will be restricted from future borrowings, and, if necessary, will be required to repay existing borrowings, in order to maintain required loan to value ratios such that: (i) the aggregate amount of outstanding loans under the Term Loan Agreement may not exceed 60% of the aggregate value of the properties securing the facility, with valuation based on the lower of appraised value (if any) and discounted net present value of the cash flows, and (ii) the aggregate amount of secured debt may not exceed 60% of the aggregate value of the properties owned by California Lyon and its subsidiaries, with valuation based on the lower of appraised value (if any) and discounted net present value of the cash flows and the second installment. California Lyon is currently in compliance with the above requirements following each drawdown. The net proceeds to the Company from the first installment of the term loan, after giving effect to attorney fees, loan fees and other miscellaneous costs associated with the loan transaction, and repayment of the revolving credit facilities and purchase of the senior notes was $34.6 million. A portion of the $75.0 million proceeds from the second installment were used to fund the Company’s opportunistic land acquisitions in 2010.

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

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

Under the Term Loan, the Company is required to comply with a number of covenants, the most restrictive of which require the Company to maintain:

•	A tangible net worth, as defined, of $75.0 million;

•

A minimum borrowing base such that the indebtedness under the Term Loan does not exceed 60% of the Borrowing Base, with the “Borrowing Base” being calculated as (1) the discounted cash flows of each project securing the loan (collateral value), plus (2) restricted cash and (3) escrow proceeds receivable, as defined;

•

Total secured indebtedness (including the indebtedness under the Term Loan and under all other Construction Notes payable) less than or equal to the Maximum Permitted Secured Indebtedness under the Term Loan Agreement (which is generally 60% of the total secured debt collateral value as calculated under the Term Loan Agreement, which value generally does not include cash assets); and

•

Excluded Assets of no more than $20.0 million, with “Excluded Assets” being defined generally as the sum total of certain deposit accounts, payroll accounts, unrestricted cash accounts, and the Company’s total investment in joint ventures.

The Company’s covenant compliance for the Term Loan at March 31, 2010 is detailed in the table set forth below:

Covenant and Other Requirements	Actual at March 31, 2010	Covenant Requirements at March 31, 2010
Tangible Net Worth (1)	$135.1	≥$75.0
Borrowing Base	37.9%	≤60%
Maximum Permitted Secured Indebtedness	59.2%	≤60%
Excluded Assets	$13.4	≤$20.0

(1)	Tangible Net Worth was calculated based on the stated amount of equity less intangible assets of $15.4 million as of March 31, 2010.

As of and for the period ending March 31, 2010, the Company is in compliance with the covenants under this loan.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

If market conditions deteriorate, the Company’s compliance with the financial covenants contained in the Company’s Term Loan could be negatively impacted. Under these circumstances, the lenders under the Term Loan would need to provide the Company with additional covenant relief if the Company is to avoid future noncompliance with these financial covenants. If the Company is unable to obtain requested covenant relief or is unable to obtain a waiver for any covenant non-compliance, the Company’s obligation to repay indebtedness under the Term Loan and the Senior Notes could be accelerated. The Company can give no assurance that in such an event, the Company would have, or be able to obtain, sufficient funds to pay all debt that the Company would be required to repay.

7  5/8% Senior Notes

On November 22, 2004, California Lyon issued $150.0 million principal amount of 7 5/8% Senior Notes due 2012 (the “7 5/8% Senior Notes”), resulting in net proceeds to the Company of approximately $148.5 million. Of the initial $150.0 million, $67.2 million in aggregate principal amount remained as of December 31, 2009 and the date hereof.

Interest on the 7 5 /8% Senior Notes is payable semi-annually on December 15 and June 15 of each year. Based on the current outstanding principal amount of the 7 5/8% Senior Notes, the Company’s semi-annual interest payments are $2.6 million.

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

Interest on the 10 3 /4% Senior Notes is payable on April 1 and October 1 of each year. Based on the current outstanding principal amount of the 10 3/4% Senior Notes, the Company’s semi-annual interest payments $9.0 million.

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

Interest on the 7 1 /2% Senior Notes is payable on February 15 and August 15 of each year. Based on the current outstanding principal amount of 7 1/2% Senior Notes the Company’s semi-annual interest payments are $3.2 million.

The 7 1/2% Senior Notes are redeemable at the option of California Lyon, in whole or in part, at a redemption price equal to 100% of the principal amount plus a premium declining ratably to par, plus accrued and unpaid interest, if any.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

General Terms of the Senior Notes

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

As of and for the period ending March 31, 2010, the Company was in compliance with these covenants.

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

Construction Notes Payable

At March 31, 2010, the Company had construction notes payable amounting to $57.7 million. The construction notes have various maturity dates through 2017 and bear interest at rates based on either LIBOR or prime plus 1.0% at March 31, 2010. Interest is calculated on the average daily balance and is paid following the end of each month. As discussed further in Note 10, in May 2010, the Company repaid $28.1 million of outstanding principal on one of its construction notes payable, after which the total remaining outstanding amount is $29.6 million.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Seller Financing

At March 31, 2010, the Company had $10.7 million of notes payable outstanding related to land acquisitions for which seller financing was provided, which is included in notes payable in the accompanying consolidated balance sheet. The seller financing notes are due at various dates through 2012 and bear interest at 7.0%. Interest is calculated on the principal balance outstanding and is accrued and paid to the seller at the time each residential unit is closed. In addition, the Company makes an annual interest payment on the outstanding principal balance related to any remaining residential units.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

CONSOLIDATING BALANCE SHEET

March 31, 2010

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
ASSETS
Cash and cash equivalents	$—	$148,796	$128	$2,076	$—	$151,000
Restricted cash	—	4,356	—	—	—	4,356
Receivables	—	12,743	319	3,454	—	16,516
Income tax refund receivable	—	—	—	—	—	—
Real estate inventories
Owned	—	596,068	—	8,625	—	604,693
Not owned	—	55,270	—	—	—	55,270
Investments in and advances to unconsolidated joint ventures	—	1,763	—	—	—	1,763
Property and equipment, net	—	1,423	26	—	—	1,449
Deferred loan costs	—	15,398	—	—	—	15,398
Other assets	—	8,345	211	411	—	8,967
Investments in subsidiaries	142,116	3,993	—	—	(146,109)	—
Intercompany receivables	—	—	204,597	10	(204,607)	—

	$142,116	$848,155	$205,281	$14,576	$(350,716)	$859,412

LIABILITIES AND EQUITY
Accounts payable	$—	$7,366	$(32)	$2,018	$—	$9,352
Accrued expenses	—	49,411	284	83	—	49,778
Liabilities from inventories not owned	—	55,270	—	—	—	55,270
Notes payable	—	68,392	—	—	—	68,392
Senior Secured Term Loan	—	206,000	—	—	—	206,000
7 5/8 % Senior Notes	—	67,204	—	—	—	67,204
10 3/4 % Senior Notes	—	168,233	—	—	—	168,233
7 1/2 % Senior Notes	—	84,701	—	—	—	84,701
Intercompany payables	—	204,490	—	117	(204,607)	—

Total liabilities	—	911,067	252	2,218	(204,607)	708,930
Equity
Noncontrolling interest	—	—	—	—	8,366	8,366
Stockholders’ equity (deficit)	142,116	(62,912)	205,029	12,358	(154,475)	142,116

	$142,116	$848,155	$205,281	$14,576	$(350,716)	$859,412

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

CONSOLIDATING BALANCE SHEET

December 31, 2009

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
ASSETS
Cash and cash equivalents	$—	$115,247	$111	$2,229	$—	$117,587
Restricted cash	—	4,352	—	—	—	4,352
Receivables	—	12,599	320	3,375	—	16,294
Income tax refunds receivable	—	106,989	—	—	—	106,989
Real estate inventories
Owned	—	515,102	—	8,234	—	523,336
Not owned	—	55,270	—	—	—	55,270
Investments in and advances to unconsolidated joint ventures	—	1,703	—	—	—	1,703
Property and equipment, net	—	1,624	49	—	—	1,673
Deferred loan costs	—	14,859	—	—	—	14,859
Other assets	—	17,819	217	—	—	18,036
Investments in subsidiaries	150,600	3,978	—	—	(154,578)	—
Intercompany receivables	—	—	204,917	—	(204,917)	—

	$150,600	$849,542	$205,614	$13,838	$(359,495)	$860,099

LIABILITIES AND EQUITY
Accounts payable	$—	$8,914	$42	$2,090	$—	$11,046
Accrued expenses	—	44,814	397	83	—	45,294
Liabilities from inventories not owned	—	55,270	—	—	—	55,270
Notes payable	—	64,227	—	—	—	64,227
Senior Secured Term Loan	—	206,000	—	—	—	206,000
7 5/8 % Senior Notes	—	67,204	—	—	—	67,204
10 3/4 % Senior Notes	—	168,158	—	—	—	168,158
7 1/2 % Senior Notes	—	84,701	—	—	—	84,701
Intercompany payables	—	204,829	—	88	(204,917)	—

Total liabilities	—	904,117	439	2,261	(204,917)	701,900
Equity
Noncontrolling interest	—	—	—	—	7,599	7,599
Stockholders’ equity (deficit)	150,600	(54,575)	205,175	11,577	(162,177)	150,600

	$150,600	$849,542	$205,614	$13,838	$(359,495)	$860,099

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended March 31, 2010

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$33,763	$4,099	$—	$—	$37,862
Construction services	—	5,301	—	—	—	5,301

	—	39,064	4,099	—	—	43,163

Operating costs
Cost of sales	—	(27,510)	(3,880)	28	—	(31,362)
Construction services	—	(3,247)	—	—	—	(3,247)
Sales and marketing	—	(3,336)	(229)	(22)	—	(3,587)
General and administrative	—	(5,919)	(74)	(9)	—	(6,002)
Other	—	(894)	—	—	—	(894)

	—	(40,906)	(4,183)	(3)	—	(45,092)

Equity in income of unconsolidated joint ventures	—	412	—	—	—	412

Loss from subsidiaries	(8,484)	(62)	(2)	—	8,548	—

Operating loss	(8,484)	(1,492)	(86)	(3)	8,548	(1,517)
Interest expense, net of amounts capitalized	—	(7,094)	—	—	—	(7,094)
Other income (loss), net	—	99	(60)	53	—	92

(Loss) income before benefit from income taxes	(8,484)	(8,487)	(146)	50	8,548	(8,519)
Benefit from income taxes	—	65	—	—	—	65

Consolidated net (loss) income	(8,484)	(8,422)	(146)	50	8,548	(8,454)
Less: Net income—noncontrolling interest	—	—	—	—	(30)	(30)

Net (loss) income attributable to William Lyon Homes	$(8,484)	$(8,422)	$(146)	$50	$8,518	$(8,484)

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended March 31, 2009

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$53,990	$7,230	$1,860	$—	$63,080
Construction services	—	6,259	—	—	—	6,259
Management fees	—	90	—	—	(90)	—

	—	60,339	7,230	1,860	(90)	69,339

Operating costs
Cost of sales	—	(86,943)	(6,818)	(1,453)	90	(95,124)
Loss on impairment of real estate assets	—	(24,171)	—	—	—	(24,171)
Construction services	—	(5,769)	—	—	—	(5,769)
Sales and marketing	—	(3,429)	(492)	(205)	—	(4,126)
General and administrative	—	(5,912)	(96)	(22)	—	(6,030)
Other	—	(1,860)	—	—	—	(1,860)

	—	(128,084)	(7,406)	(1,680)	90	(137,080)

Equity in loss of unconsolidated joint ventures	—	(1,723)	—	—	—	(1,723)

(Loss) income from subsidiaries	(69,001)	(324)	—	—	69,325	—

Operating (loss) income	(69,001)	(69,792)	(176)	180	69,325	(69,464)
Interest expense, net of amounts capitalized	—	(8,712)	—	—	—	(8,712)
Gain on retirement of debt		8,930	—	—	—	8,930
Other income (loss), net	—	423	(252)	(118)	—	53

Loss before benefit for income taxes	(69,001)	(69,151)	(428)	62	69,325	(69,193)

Benefit from income taxes	—	22	—	—	—	22

Consolidated net (loss) income	(69,001)	(69,129)	(428)	62	69,325	(69,171)
Less: Net loss – noncontrolling interest	—	—	—	—	170	170

Net (loss) income attributable to William Lyon Homes	$(69,001)	$(69,129)	$(428)	$62	$69,495	$(69,001)

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2010

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating activities
Net (loss) income	$(8,484)	$(8,422)	$(146)	$50	$8,548	$(8,454)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	96	39	—	—	135
Equity in income of unconsolidated joint ventures	—	(412)	—	—	—	(412)
Loss on disposition of fixed asset	—	—	110	—	—	110
Equity in earnings of subsidiaries	8,484	62	2	—	(8,548)	—
Benefit from income taxes	—	(65)	—	—	—	(65)
Net changes in operating assets and liabilities:
Restricted cash	—	(4)	—	—	—	(4)
Receivables	—	(144)	1	(79)	—	(222)
Income tax refund receivable	—	107,054	—	—	—	107,054
Real estate inventories—owned	—	(70,239)	—	(391)	—	(70,630)
Deferred loan costs	—	833	—	—	—	833
Other assets	—	9,474	6	(411)	—	9,069
Accounts payable	—	(1,548)	(74)	(72)	—	(1,694)
Accrued expenses	—	4,597	(113)	—	—	4,484

Net cash provided (used in) by operating activities	—	41,282	(175)	(903)	—	40,204

Investing activities
Net change in investment in and advances to unconsolidated joint ventures	—	352	—	—	—	352
Purchases of property and equipment	—	105	(126)	—	—	(21)
Investments in subsidiaries	—	(77)	(2)	—	79	—
Advances to affiliates	—	—	—	—	—	—

Net cash provided by (used in) investing activities	—	380	(128)	—	79	331

Financing activities
Proceeds from borrowings on notes payable	—	4,590	—	—	—	4,590
Principal payments on notes payable	—	(12,449)	—	—	—	(12,449)
Noncontrolling interest contributions, net	—	—	—	—	326	326
Advances to affiliates	—	—	—	731	(731)	—
Intercompany receivables/payables	—	(254)	320	19	326	411

Net cash (used in) provided by financing activities	—	(8,113)	320	750	(79)	(7,122)

Net increase (decrease) in cash and cash equivalents	—	33,549	17	(153)	—	33,413
Cash and cash equivalents at beginning of period	—	115,247	111	2,229	—	117,587

Cash and cash equivalents at end of period	$—	$148,796	$128	$2,076	$—	$151,000

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2009

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating activities
Net loss	$(69,001)	$(69,129)	$(428)	$62	$69,325	$(69,171)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	169	345	—	—	514
Impairment loss on real estate assets	—	24,171	—	—	—	24,171
Equity in loss of unconsolidated joint ventures	—	1,723	—	—	—	1,723
Gain on retirement of debt	—	(8,930)	—	—	—	(8,930)
Equity in earnings (loss) of subsidiaries	69,001	324	—	—	(69,325)	—
Benefit from income taxes	—	(22)	—	—	—	(22)
Net changes in operating assets and liabilities:
Restricted cash	—	(25)	—	—	—	(25)
Receivables	—	5,832	6,673	6,274	—	18,779
Income tax refund receivable	—	41,614	—	—	—	41,614
Real estate inventories—owned	—	57,012	—	1,583	—	58,595
Deferred loan costs	—	508	—	—	—	508
Other assets	—	(1,773)	34	—	—	(1,739)
Accounts payable	—	(2,345)	82	(4,000)	—	(6,263)
Accrued expenses	—	2,751	(415)	—	—	2,336

Net cash provided by (used in) operating activities	—	51,880	6,291	3,919	—	62,090

Investing activities
Net change in investment in and advances to unconsolidated joint ventures	—	(194)	—	—	—	(194)
Purchases of property and equipment	—	21	(21)	—	—	—
Investments in subsidiaries	—	1,482	—	—	(1,482)	—
Advances to affiliates	—	(26,616)	—	—	26,616	—

Net cash provided by (used in) investing activities	—	(25,307)	(21)	—	25,134	(194)

Financing activities
Proceeds from borrowings on notes payable	—	18,250	11,352	—	—	29,602
Principal payments on notes payable	—	(48,449)	(17,621)	—	—	(66,070)
Net cash paid for retirement of senior notes	—	(2,187)	—	—	—	(2,187)
Noncontrolling interest contributions, net	—	—	—	—	(3,766)	(3,766)
Advances to affiliates	—	30,020	(1,968)	(368)	(27,684)	—
Intercompany receivables/payables	—	—	(512)	(5,804)	6,316	—

Net cash (used in) provided by financing activities	—	(2,366)	(8,749)	(6,172)	(25,134)	(42,421)

Net increase (decrease) in cash and cash equivalents	—	24,207	(2,479)	(2,253)	—	19,475
Cash and cash equivalents at beginning of period	—	59,285	2,898	4,834	—	67,017

Cash and cash equivalents at end of period	$—	$83,492	$419	$2,581	$—	$86,492

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 6 — Fair Value of Financial Instruments

In accordance with FASB ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), the Company is required to disclose the estimated fair value of financial instruments. As of March 31, 2010, the Company used the following assumptions to estimate the fair value of each type of financial instrument for which it is practicable to estimate:

•	Cash and Cash Equivalents — The carrying amount is a reasonable estimate of fair value. The Company’s cash balances primarily consist of short-term liquid investments and demand deposits.

•

Construction Notes Payable — On certain notes, the carrying amount is a reasonable estimate of fair value because the maturities occur within one year. On certain other notes, the Company used Level 3 unobservable inputs, as defined below, to estimate fair value.

•	Seller Financing — The carrying amount is a reasonable estimate of fair value. The notes originated during the three months ended March 31, 2010.

•

Senior Secured Term Loan — The carrying amount is a reasonable estimate of fair value. The loan originated in October 2009 and due to the short time frame since the loan was funded, management of the Company believes a new loan of this type would have similar pricing, using level 3 inputs.

•	Senior Notes Payable — The senior notes are traded over the counter and their fair values were based upon quotes from industry sources.

The estimated fair values of financial instruments are as follows (in thousands):

	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$151,000	$151,000	$117,587	$117,587
Financial liabilities:
Construction notes payable	$57,740	$52,855	$64,227	$42,149
Seller financing	$10,652	$10,652	$—	$—
Senior Secured Term Loan due 2014	$206,000	$206,000	$206,000	$206,000
7 5/8 % Senior Notes due 2012	$67,204	$55,500	$67,204	$42,943
10 3/4 % Senior Notes due 2013	$168,233	$156,751	$168,158	$120,233
7 1/2 % Senior Notes due 2014	$84,701	$61,408	$84,701	$59,291

Effective January 1, 2008, the Company implemented the requirements of ASC 820 for the Company’s financial assets and liabilities. ASC 820 establishes a framework for measuring fair value, expands disclosures regarding fair value measurements, and defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 requires the Company to maximize the use of observable market inputs, minimize the use of unobservable market inputs and disclose in the form of an outlined hierarchy the details of such fair value measurements. ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to a fair value measurement are considered to be observable or unobservable in a marketplace. The three levels of the hierarchy are as follows:

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Non-financial Instruments

The Company adopted ASC 820 in 2008, however, disclosure of certain non-financial portions of the statement were deferred until the 2009 reporting period. These non-financial homebuilding assets are those assets for which the Company recorded valuation adjustments during the first quarter of 2009 on a nonrecurring basis. See Note 4, “Real Estate Inventories” for further discussion of the valuation of real estate inventories and within “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The following table summarizes the fair-value measurements of its non-financial assets for the three months ended March 31, 2009:

	Fair Value Hierarchy	Fair Value at Measurement Date(1)	Impairment Charges for the Three Months Ended March 31, 2009(1)
	(in thousands)
Land under development and homes completed and under construction(2)	Level 3	$12,241	$10,818
Inventory held-for-sale(3)	Level 3	7,822	13,353

(1)	Amounts represent the aggregate fair values for communities where the Company recognized noncash inventory impairment charges during the period, as of March 31, 2009, the date that the fair value measurements were made. The carrying value for these communities may have subsequently increased or decreased from the fair value reflected due to activity that has occurred since the measurement date.
(2)	In accordance with ASC 360, inventory under this caption with a carrying value of $23.1 million was written down to its fair value of $12.3 million at March 31, 2009, resulting in total impairments of $10.8 million for the period. There were no impairments for the three months ended March 31, 2010.
(3)	In accordance with ASC 360, inventory under this caption with a carrying value of $21.2 million was written down to its fair value of $7.8 million at March 31, 2009, resulting in total impairments of $13.4 million. There were no impairments for the three months ended March 31, 2010.

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

Note 7 — Related Party Transactions

On December 27, 2007, the Company sold certain land in San Diego County, California for $12.0 million in cash to a limited liability company owned indirectly by Frank T. Suryan, Jr. as Trustee for the Suryan Family Trust. Mr. Suryan is Chairman and Chief Executive Officer of Lyon Capital Ventures, a company wholly-owned by Frank T. Suryan, Jr., General William Lyon, Chairman and Chief Executive Officer of the Company, and a trust whose sole beneficiary is William H. Lyon, President and Chief Operating Officer of the Company. The Company received a report from a third-party valuation and financial advisory services firm as to the reasonableness of the sales price in the transaction. Further, the transaction was unanimously approved by all independent members of the Board of Directors. Prior to the sale, the net book value of this land (as reflected on the Company’s financial statements) was approximately $18.7 million resulting in a loss on the transaction of $6.7 million. In October 2008, in a separately negotiated transaction from the sale of the land to the Company owned indirectly by the Suryan Family Trust (the “Owner”), the Company was contracted by and for the Owner to build apartment units for a contract price of $13.5 million, which includes the Company’s contractor fee of $0.5 million. As described in Note 1, the Company accounts for this transaction based on the percentage of completion method, and recorded construction services revenue of $4.4 million and construction services costs of $4.2 million during the three months ended March 31, 2009, respectively. This project was completed during 2009 and therefore there are no comparable amounts during the three months ended March 31, 2010.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

For the three months ended March 31, 2010 and 2009, the Company incurred reimbursable on-site labor costs of $62,000 and $69,000, respectively, for providing customer service to real estate projects developed by entities controlled by William Lyon and William H. Lyon of which $52,000 and $58,000, respectively, was due to the Company at March 31, 2010 and December 31, 2009, respectively, for reimbursable on-site labor costs.

The Company earned fees of $155,000 during the period ended March 31, 2010 with no comparable amount in 2009, related to a Human Resources and Payroll Services contract between the Company and an entity controlled by General William Lyon and William H. Lyon of which $256,000 was due to the Company at March 31, 2010.

For each of the three month periods ended March 31, 2010 and 2009, the Company incurred charges of $197,000 related to rent on the Company’s corporate office, from a trust of which William H. Lyon is the sole beneficiary.

On September 3, 2009, Presley CMR, Inc., a California corporation (“Presley CMR”) and wholly owned subsidiary of California Lyon, entered into an Aircraft Purchase and Sale Agreement (“PSA”) with an affiliate of General William Lyon to sell the aircraft described above. The PSA provides for an aggregate purchase price for the Aircraft of $8.3 million, (which value was the appraised fair market value of the Aircraft), which consists of: (i) cash in the amount of $2.1 million to be paid at closing and (ii) a promissory note from the affiliate in the amount of $6.2 million, which is included in receivables in the accompanying consolidated balance sheet at March 31, 2010 and December 31, 2009. The closing of this sale occurred on September 9, 2009. The Company recorded a loss on the sale of the Aircraft totaling $3.0 million in 2009.

Effective September 1, 2004, the Company entered into an aircraft consulting and management agreement with an affiliate (the “Affiliate”) of William Lyon to operate and manage the Company’s aircraft. The terms of the agreement provide that the Affiliate shall consult and render its advice and management services to the Company with respect to all functions necessary to the operation, maintenance and administration of the aircraft. The Company’s business plan for the aircraft includes (i) use by Company executives for traveling on Company business to the Company’s divisional offices and other destinations, (ii) charter service to outside third parties and (iii) charter service to William Lyon personally. Charter services for outside third parties are contracted for at market rates. As compensation to the Affiliate for its management and consulting services under the agreement, the Company pays the Affiliate a fee equal to (i) the amount equal to 107% of compensation paid by the affiliate for the pilots supplied pursuant to the agreement, (ii) $50 per operating hour for the aircraft and (iii) $9,000 per month for hangar rent. In addition, all maintenance work, inspections and repairs performed by the

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Affiliate on the aircraft are charged to the Company at the Affiliate’s published rates for maintenance, inspections and repairs in effect at the time such work is completed. The total compensation paid to the Affiliate under the agreement amounted to $230,000, for the three months ended March 31, 2009.

Effective July 1, 2006, General William Lyon entered into a time sharing agreement (“the Agreement”) with the Company pertaining to his personal use of the aircraft. The agreement calls for General Lyon to reimburse the company for all costs incurred by the Company during his personal flights plus a surcharge on fuel consumption of two times the cost. Pursuant to the agreement, the Company had earned revenue of $14,000 for charter services provided to William Lyon personally, during the three months ended March 31, 2009.

Note 8 — Income Taxes

Effective January 1, 2008, the Company and its shareholders made a revocation of the “S” corporation election. As a result of this revocation, the Company was taxed as a “C” corporation. The shareholders will not be able to elect “S” corporation status until 2013. The revocation of the “S” corporation election allowed taxable losses generated in 2008 to be carried back to the 2006 “C” corporation year. As a result of the change in tax status, the Company recorded a deferred tax asset and related income tax benefit of $41.6 million as of January 1, 2008. In January 2009, the Company received the tax refund for the amount of the deferred tax asset.

On November 6, 2009, an expanded carry back election was signed into law as part of the Worker, Homeownership, and Business Assistance Act of 2009. As a result of this legislation, the Company elected to carry back for five years the taxable losses generated in 2009. As of December 31, 2009, the Company recorded an income tax refund receivable and the related income tax benefit of $101.8 million. As of March 31, 2010, the Company received the tax refund.

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”) which is now codified as FASB ASC Topic 740, Income Taxes (“ASC 740”). ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be considered “more-likely-than-not” to be sustained upon examination by taxing authorities. The Company has taken positions in certain taxing jurisdictions for which it is more likely than not that previously unrecognized tax benefits will be recognized. In addition, the Company has elected to recognize interest and penalties related to uncertain tax positions in the income tax provision. In accordance with the provisions of ASC 740, effective January 1, 2007, the Company recorded an income tax refund receivable of $5.7 million and recognized the associated tax benefit as an increase in additional paid-in capital. In connection therewith, the Company recorded interest receivable of $1.1 million and recognized the associated tax benefit as an increase in retained earnings. Since recording the income tax refund, the Company has received refunds and accrued additional interest, leaving approximately $5.2 million of income tax refunds and interest receivable on the consolidated balance sheet at December 31, 2009. As of March 31, 2010, the Company received the balance of the refunds and interest, totaling $5.2 million. At December 31, 2009 and March 31, 2010, the Company has no unrecognized tax benefits.

In compliance with the Company’s election to recognize interest income (expense) and penalties related to uncertain tax positions in the income tax provision, $75,000 of interest income related to the income tax refund received, recorded under the provisions of ASC 740, is included in the benefit from income taxes of $65,000 for the three months ended March 31, 2010.

As of January 1, 2010, the Company has gross federal and state net operating loss carry forwards totaling approximately $39.2 million and $329.8 million respectively. Federal net operating loss carry forwards will expire after 2028; state net operating loss carry forwards begin to expire after 2013.

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The Company has federal alternative minimum tax credit carry forward of $2.7 million which do not expire.

In addition, as of January 1, 2010, the Company has unused built-in losses of $19.4 million which are available to offset future income and expire between 2010 and 2011. The utilization of these losses is limited to $3.9 million of taxable income per year; however, any unused losses in any year may be carried forward for utilization in future years through 2010 and 2011. The maximum cumulative unused built-in loss that may be carried forward through 2010 and 2011 is $11.5 million and $7.9 million, respectively. The Company’s ability to utilize the foregoing tax benefits will depend upon the amount of its future taxable income and may be limited under certain circumstances.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is subject to U.S. federal income tax examination for calendar tax years ending 2006 through 2009. The Company is subject to various state income tax examinations for calendar tax years ending 2005 through 2009.

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

As of March 31, 2010, the Company had $4.4 million of outstanding irrevocable standby letters of credit to guarantee the Company’s financial obligations under certain land banking arrangements and other contractual arrangements in the normal course of business. The standby letters of credit were secured by cash as reflected by restricted cash on the accompanying consolidated balance sheet. The beneficiary may draw upon these letters of credit in the event of a contractual default by the Company relating to each respective obligation. These letters of credit generally have a stated term of 12 months and have varying maturities throughout 2010, at which time the Company may be required to renew to coincide with the term of the respective arrangement.

The Company also had outstanding performance and surety bonds of $102.4 million at March 31, 2010 related principally to its obligations for site improvements at various projects. The Company does not believe that draws upon these bonds, if any, will have a material effect on the Company’s financial position, results of operations or cash flows.

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

See Note 5 for additional information relating to the Company’s guarantee arrangements.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Land Banking Agreements

The Company enters into purchase agreements with various land sellers. In some instances, and as a method of acquiring land in staged takedowns, thereby minimizing the use of funds from the Company’s corporate financing sources and limiting the Company’s risk, the Company transfers its right in such purchase agreements to entities owned by third parties (land banking arrangements). These entities use equity contributions and/or incur debt to finance the acquisition and development of the lots. The entities grant the Company an option to acquire lots in staged takedowns. In consideration for this option, the Company makes a non-refundable deposit of 15% to 25% of the total purchase price. The Company is under no obligation to purchase the balance of the lots, but would forfeit remaining deposits and be subject to penalties if the lots were not purchased. The Company does not have legal title to these entities or their assets and has not guaranteed their liabilities. These land banking arrangements help the Company manage the financial and market risk associated with land holdings. ASC 810 requires the consolidation of the assets, liabilities and operations of the Company’s land banking arrangements that are VIEs, of which none existed at March 31, 2010 and December 31, 2009.

The Company participates in one land banking arrangement, which is not a VIE in accordance with ASC 810, but is consolidated in accordance with FASB ASC Topic 470, Debt (“ASC 470”). Under the provisions of ASC 470, the Company has determined it is economically compelled, based on certain factors, to purchase the land in the land banking arrangement, and therefore, must record the remaining purchase price of the land which is included in real estate inventories not owned and liabilities from inventories not owned in the accompanying balance sheet.

Consolidated real estate inventories-owned include land deposits under option agreements or land banking arrangements of $55.3 million at March 31, 2010 and December 31, 2009, respectively.

Summary information with respect to the Company’s consolidated land banking arrangements is as follows as of March 31, 2010 (dollars in thousands):

Total number of land banking projects	1

Total number of lots	625

Total purchase price	$161,465

Balance of lots still under option and not purchased:
Number of lots	236

Purchase price	$55,270

Forfeited deposits if lots are not purchased	$25,234

Note 10 — Subsequent Events

In May 2010, the Company repaid $28.1 million of principal outstanding on a construction loan with an outstanding balance of $38.1 million, which was due to mature in July 2010. In conjunction with the repayment, the Company and the lending institution entered into a new loan agreement for the remaining outstanding principal of $10.0 million. The new loan pays interest monthly at a fixed rate of 12.5%, with quarterly principal payments of $0.5 million beginning in October 2010. The interest rate decreases to 10.0% when the principal balance is reduced to $7.5 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

WILLIAM LYON HOMES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The following discussion of results of operations and financial condition should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1, as well as the information presented in the Annual Report on Form 10-K for the year ended December 31, 2009.

Results of Operations

Beginning in 2006 and continuing into the beginning of 2009, the homebuilding industry experienced decreased demand for housing and declining sales prices. These conditions were the result of an erosion of homebuyer confidence which was driven by increases in unemployment, limited availability of mortgage financing due to stress in the mortgage and credit markets, price instability, increasing foreclosures and increased levels of housing inventory in the market. In the latter part of 2009 and into 2010, in certain of the Company’s markets, the Company has experienced steadying sales absorption rates, a decrease in sales incentives and an increase in base pricing, while homebuilding costs continue to decrease. In Southern California, net new home orders per average sales location increased to 14.4 during the period ended March 31, 2010 from 7.7 for the same period in 2009. In addition, the Company’s cancellation rate decreased to 19% in the 2010 period compared to 27% in the 2009 period, particularly impacted by Southern California of 17% in the 2010 period compared to 23% in the 2009 period and Northern California of 11% in the 2010 period compared to 31% in the 2009 period. In addition, the Company is experiencing increased homebuilding gross margin percentages of 17.2% in the 2010 period compared to 10.1% in the 2009 period particularly impacted by Southern California gross margins of 16.4% in the 2010 period compared to 11.6% in the 2009 period, Northern California gross margins of 26.5% in the 2010 period compared to 8.3% in the 2009 period and Nevada of 14.5% in the 2010 period compared to 8.4% in the 2009 period.

Comparisons of Three Months Ended March 31, 2010 to March 31, 2009

On a consolidated basis, the number of net new home orders for the three months ended March 31, 2010 decreased slightly to 181 homes from 182 homes for the three months ended March 31, 2009. The number of homes closed on a consolidated basis for the three months ended March 31, 2010, decreased 30% to 132 homes from 188 homes for the three months ended March 31, 2009. On a consolidated basis, the backlog of homes sold but not closed as of March 31, 2010 was 243, up 4% from 234 homes a year earlier.

Homes in backlog are generally closed within three to six months. The dollar amount of backlog of homes sold but not closed on a consolidated basis as of March 31, 2010 was $79.7 million, up 8% from $74.1 million as of March 31, 2009. The cancellation rate of buyers who contracted to buy a home but did not close escrow at the Company’s projects was approximately 19% during the three months ended March 31, 2010 compared to 27% during the three months ended March 31, 2009. The inventory of completed and unsold homes was 50 homes as of March 31, 2010, down from 69 homes at March 31, 2009.

The average number of sales locations during the quarter ended March 31, 2010 was 19, down 34% from 29 in the comparable period a year ago.

The Company’s number of new home orders per average sales location overall increased 52% to 9.5 for the three months ended March 31, 2010 as compared to 6.3 for the three months ended March 31, 2009. This was attributable to Southern California new home orders per average sales location which increased from 7.7 per location at March 31, 2009 to 14.4 per location at March 31, 2010, and Northern California, which increased from 6.6 per location at March 31, 2009 to 8.3 per location at March 31, 2010. These are partially offset by Arizona for which the number of new home orders per average sales location decreased slightly from 7.5 per location at March 31, 2009 to 7.3 per location at March 31, 2010 and by Nevada which held constant at 3.8 new home orders per average sales location.

	Three Months Ended March 31,		Increase (Decrease)
	2010	2009	Amount	%
Number of Net New Home Orders
Southern California	115	85	30	35%
Northern California	25	33	(8)	(24)%
Arizona	22	30	(8)	(27)%
Nevada	19	34	(15)	(44)%

Total	181	182	(1)	(1)%

Cancellation Rate	19%	27%	(8)%

Net new home orders in the Northern California, Arizona and Nevada segments decreased period over period, offset by a 35% increase in the Southern California segment. Many of the Company’s Southern California markets have seen a reduction in sales incentives, an increase in base pricing and an increase in weekly absorption.

Cancellation rates decreased to 19% at March 31, 2010 from 27% at March 31, 2009. The change includes a decrease in the cancellation rate in Southern California to 17% in the 2010 period from 23% in the 2009 period, a decrease in Northern California to 11% in the 2010 period from 31% in the 2009 period, an increase in Arizona to 31% in the 2010 period from 21% in the 2009 period and a decrease in Nevada to 21% in the 2010 period from 36% in the 2009 period.

	Three Months Ended March 31,		Increase (Decrease)
	2010	2009	Amount	%
Average Number of Sales Locations
Southern California	8	11	(3)	(27)%
Northern California	3	5	(2)	(40)%
Arizona	3	4	(1)	(25)%
Nevada	5	9	(4)	(44)%

Total	19	29	(10)	(34)%

The average number of sales locations decreased in each homebuilding segment during the 2010 period primarily due to (i) final deliveries in a project, (ii) temporarily suspending the development of certain projects throughout the Company and (iii) management’s efforts to manage cash outflows by limiting the purchase of new lots in 2008 and 2009. However, in the last half of 2009 and into 2010, the Company has purchased additional lots for new projects.

	March 31,		Increase (Decrease)
	2010	2009	Amount	%
Backlog (units)
Southern California	203	143	60	42%
Northern California	12	44	(32)	(73)%
Arizona	18	27	(9)	(33)%
Nevada	10	20	(10)	(50)%

Total	243	234	9	4%

The Company’s backlog at March 31, 2010 increased 4% from levels at March 31, 2009, primarily resulting from an increase in demand for new homes in Southern California. The increase in backlog during this period reflects a decrease in total net new order activity of 1% to 181 homes in the 2010 period from 182 homes in the 2009 period which includes the increase in net new order activity of 35% related to Southern California. The increase in backlog also reflects the decrease in the number of homes closed by 30% to 132 in the 2010 period from 188 in the 2009 period.

	March 31,		Increase (Decrease)
	2010	2009	Amount	%
	(dollars in thousands)
Backlog (dollars)
Southern California	$70,955	$52,495	$18,460	35%
Northern California	3,892	12,364	(8,472)	(69)%
Arizona	2,677	4,669	(1,992)	(43)%
Nevada	2,193	4,594	(2,401)	(52)%

Total	$79,717	$74,122	$5,595	8%

The dollar amount of backlog of homes sold but not closed as of March 31, 2010 was $79.7 million, up 8% from $74.1 million as of March 31, 2009. The increase in backlog during this period reflects a decrease in net new order activity of 1% to 181 homes in the 2010 period compared to 182 homes in the 2009 period which includes the increase in net new order activity of 35% related to Southern California. In addition, the dollar amount of backlog is affected by recent average sales prices for new home orders. The Company experienced an increase of 4% in the average sales price of homes in backlog to $328,100 as of March 31, 2010 compared to $316,800 as of March 31, 2009. The increase in the dollar amount of backlog of homes sold but not closed as described above generally results in an increase in operating revenues in the subsequent period as compared to the previous period.

In Southern California, the dollar amount of backlog increased 35% to $71.0 million as of March 31, 2010 from $52.5 million as of March 31, 2009, which is attributable to an increase of 35% in net new home orders in Southern California to 115 homes in the 2010 period compared to 85 homes in the 2009 period, and a decrease of 5% in the average sales price of homes in backlog to $349,500 as of March 31, 2010 compared to $367,100 as of March 31, 2009. In Southern California, the cancellation rate decreased to 17% for the period ended March 31, 2010 from 23% for the period ended March 31, 2009.

In Northern California, the dollar amount of backlog decreased 69% to $3.9 million as of March 31, 2010 from $12.4 million as of March 31, 2009, which is attributable to a decrease of 24% in net new home orders in Northern California to 25 homes in the 2010 period compared to 33 homes in the 2009 period. This was partially offset by an increase of 15% in the average sales price of homes in backlog to $324,300 as of March 31, 2010 compared to $281,000 as of March 31, 2009. In Northern California the cancellation rate decreased to 11% for 2010 period from 31% for the 2009 period.

In Arizona, the dollar amount of backlog decreased 43% to $2.7 million as of March 31, 2010 from $4.7 million as of March 31, 2009, which is attributable to a decrease of 27% in net new home orders in Arizona to 22 homes in the 2010 period compared to 30 homes in the 2009 period, and a decrease of 14% in the average sales price of homes in backlog to $148,700 as of March 31, 2010 compared to $172,900 as of March 31, 2009. In Arizona, the cancellation rate increased to 31% for the 2010 period from 21% for the 2009 period.

In Nevada, the dollar amount of backlog decreased 52% to $2.2 million as of March 31, 2010 from $4.6 million as of March 31, 2009, which is attributable to a decrease of 44% in net new home orders in Nevada to 19 homes in the 2010 period compared to 34 homes in the 2009 period, and a decrease of 5% in the average sales price of homes in backlog to $219,300 as of March 31, 2010 compared to $229,700 as of March 31, 2009. In Nevada, the cancellation rate decreased to 21% for the period from 36% for the 2009 period.

	Three Months Ended March 31,		Increase (Decrease)
	2010	2009	Amount	%
Number of Homes Closed
Southern California	70	76	(6)	(8)%
Northern California	19	37	(18)	(49)%
Arizona	21	37	(16)	(43)%
Nevada	22	38	(16)	(42)%

Total	132	188	(56)	(30)%

During the three months ended March 31, 2010, the number of homes closed decreased 30%. The number of homes closed during the period was impacted by the uncertain economic conditions and continued down-turn in the homebuilding industry.

	Three Months Ended March 31,		Increase (Decrease)
	2010	2009	Amount	%
	(dollars in thousands)
Home Sales Revenue
Southern California	$21,381	$28,383	$(7,002)	(25)%
Northern California	7,947	11,858	(3,911)	(33)%
Arizona	4,099	7,230	(3,131)	(43)%
Nevada	4,435	9,077	(4,642)	(51)%

Total	$37,862	$56,548	$(18,686)	(33)%

The decrease in homebuilding revenue of 33% to $37.9 million during the first quarter 2010 from $56.5 million during the first quarter 2009 is primarily attributable to (i) a decrease in the number of homes closed to 132 during the 2010 period from 188 in the 2009 period, (ii) the decrease in the average sales price of homes closed to $286,800 during the 2010 period from $300,800 during the 2009 period, and (iii) the decrease in the number of homes closed with a sale price in excess of $500,000 from 19 in the 2009 period to zero in the 2010 period.

	Three Months Ended March 31,		Increase (Decrease)
	2010	2009	Amount	%
Average Sales Price of Homes Closed
Southern California	$305,400	$373,500	$(68,100)	(18)%
Northern California	418,300	320,500	97,800	31%
Arizona	195,200	195,400	(200)	0%
Nevada	201,600	238,900	(37,300)	(16)%

Total	$286,800	$300,800	$(14,000)	(5)%

The average sales price of homes closed during the 2010 period decreased in 3 segments due primarily to a change in product mix. The number of homes closed with a sale price in excess of $500,000 was 19 in the 2009 period with no comparable amount in the 2010 period.

	Three Months Ended March 31,		Increase (Decrease)
	2010	2009
Homebuilding Gross Margin Percentage
Southern California	16.4%	11.6%	41%
Northern California	26.5%	8.3%	218%
Arizona	5.8%	8.7%	(33)%
Nevada	14.5%	8.4%	72%

Total	17.2%	10.1%	71%

Homebuilding gross margin percentage during the 2010 period increased to 17.2% from 10.1% during the 2009 period which is primarily attributable to a 12% decrease in the average cost per home closed of $237,600 in the 2010 period from $270,500 in the 2009 period which is partially offset by a decrease in the average sales price of homes closed of 5% from $300,800 in the 2009 period to $286,800 in the 2010 period. This is due to declining material prices as well as the effect of previous impairments.

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

Lots, Land and Other

Land sales revenue was $6.5 million during the 2009 period with no comparable amount during the 2010 period, related to an opportunistic land sale in Arizona. During the three months ended March 31, 2009 the Company recorded gross loss related to land sales of $(37.7) million. Included in this amount are the write-off of land deposits and pre-acquisition costs of $37.9 million related to future projects which the Company has concluded are not currently economically viable. The write-off of land deposits and pre-acquisition costs of $37.9 million recorded during the three months ended March 31, 2009 are attributable to projects held in three of its land banking arrangements. Management of the Company determined that the remaining purchase prices of the lots in the arrangements were priced above current market values.

Construction Services Revenue

Construction services revenue, which is all recorded in Southern California, was $5.3 million in the 2010 period compared with $6.3 million in the 2009 period. See Note 1 to “Notes to Consolidated Financial Statements” for further discussion.

	Three Months Ended March 31,
	2010	2009
Impairment Loss on Real Estate Assets
Land under development and homes completed and under construction
Southern California	$—	$450
Northern California	—	6,144
Nevada	—	4,224

Total	—	$10,818

Land Held-for-Sale or Sold
Nevada	$—	$13,353

Total	—	13,353

Total Impairment Loss on Real Estate Assets	$—	$24,171

The Company evaluates homebuilding assets for impairment when indicators of impairments are present. Given the current market conditions in the homebuilding industry since 2008, the Company evaluates all homebuilding assets for impairments on a quarterly basis. Indicators of potential impairment include, but are not limited to, a decrease in housing market values and sales absorption rates.

The impairment loss related to land under development and homes completed and under construction incurred during the three months ended March 31, 2009, primarily resulted from decreases in home sales prices, due to increased sales incentives, and the continued deterioration in the homebuilding industry. During the 2009 period, the Company used discount rates in the estimated discounted cash flow assessments of a range of 17% to 23%. These rates were due to risks and uncertainties in the homebuilding industry due to the on-going deterioration in the market value of land and homes as well as homebuyer confidence in the economy.

The impairment loss related to land held-for-sale or sold in the 2009 periods primarily resulted from significant decreases in the fair market values of new homes being sold, as this has caused corresponding declines in the fair market values of land held by the Company. Also contributing to these impairments was the decision that the best economic value to the Company of these lots was to sell them in their current condition as opposed to holding the lots and eventually building and selling homes. The Company continues to evaluate land values to determine whether to hold for development or to sell at current prices, which may lead to additional impairment on real estate assets.

	Three Months Ended March 31,		Increase (Decrease)
	2010	2009	Amount	%
Sales and Marketing Expenses
Homebuilding
Southern California	$2,331	$1,838	$493	27%
Northern California	595	1,037	(442)	(43)%
Arizona	228	505	(277)	(55)%
Nevada	433	746	(313)	(42)%

Total	$3,587	$4,126	$(539)	(13)%

Sales and marketing expense decreased $0.5 million to $3.6 million in the 2010 period from $4.1 million in the 2009 period, primarily attributable to a decrease in direct selling expense of $1.2 million from $2.5 million in the 2009 period to $1.3 million in the 2010 period, which includes (i) a decrease in sales commissions of $0.7 million due to the reduction in units closed and the reduction in revenue from home sales due to decreased average selling price and (ii) commissions paid to outside brokers which decreased $0.5 million in 2010 as compared to 2009. In addition, advertising expenses increased $0.7 million in 2010 compared to 2009 due to opening of new model complexes and the re-introduction of projects where development was temporarily suspended.

	Three Months Ended March 31,		Increase (Decrease)
	2010	2009	Amount	%
General and Administrative Expenses
Homebuilding
Southern California	$1,289	$1,569	$(280)	(18)%
Northern California	536	704	(168)	(24)%
Arizona	588	641	(53)	(8)%
Nevada	475	677	(202)	(30)%
Corporate	3,114	2,439	675	28%

Total	$6,002	$6,030	$(28)	0%

General and administrative expenses remained constant at $6.0 million in the 2010 and 2009 period

Other Items

Other operating costs decreased to $0.9 million in the 2010 period compared to $1.9 million in the 2009 period. The decrease is due to two projects which were previously suspended being brought back to market in the first quarter of 2010 and therefore more property taxes were capitalized in 2010.

Equity in income (loss) of unconsolidated joint ventures increased to income of $0.4 million in the 2010 period from a loss of ($1.7) million in the 2009 period, primarily due to income in the William Lyon Mortgage joint venture.

During the period ending March 31, 2009, the Company purchased, in privately negotiated transactions, $11.3 million principal amount of its outstanding Senior Notes at a cost of $2.2 million, plus accrued interest. The net gain resulting from the purchase, after giving effect to amortization of related deferred loan costs was $8.9 million.

During the period ending, March 31, 2010, the Company incurred interest related to its outstanding debt of $15.8 million and capitalized $8.7 million, resulting in net interest expense of $7.1 million. During the period ending March 31, 2009, the Company incurred interest related to its outstanding debt of $12.6 million and capitalized $3.9 million, resulting in net interest expense of $8.7 million.

The noncontrolling interest of consolidated entities increased to non-controlling interest in income of $0.03 million in the 2010 period compared to noncontrolling interest in loss of $0.2 million in the 2009 period,

	Three Months Ended March 31,		Increase (Decrease)
	2010	2009	Amount	%
(Loss) Income Before Benefit from Income Taxes
Homebuilding
Southern California	$(4,664)	$(17,232)	$12,568	73%
Northern California	711	(36,907)	37,618	102%
Arizona	(1,023)	(1,440)	417	29%
Nevada	(1,010)	(20,296)	19,286	95%
Corporate	(2,533)	6,682	(9,215)	(138)%

Total	$(8,519)	$(69,193)	$60,674	88%

In Southern California, loss before benefit from income taxes decreased 73% to $(4.7) million in the 2010 period from $(17.2) million in the 2009 period. The decrease in loss is primarily attributable to (i) an increase in homebuilding gross margins to 16.4% in the 2010 period from 11.6% in the 2009 period, (ii) a decrease in impairment loss on real estate assets from $0.5 million in the 2009 period to zero in the 2010 period, (iii) loss on sales of lots, land and other of $9.3 million in the 2009 period with no comparable amount in the 2010 period. This loss includes the write-off of land deposits and pre-acquisition costs for one of the Company’s land banking arrangements as discussed in Note 2 of the “Notes to Consolidated Financial Statements.”

In Northern California, loss before benefit from income taxes improved to income of $0.7 million in the 2010 period from a loss of $(36.9) million in the 2009 period. The change is primarily attributable to (i) a decrease in impairment loss on real estate assets from $6.1 million in the 2009 period to zero in the 2010 period, (ii) an increase in homebuilding gross margins to 26.5% in the 2010 period from 8.3% in the 2009 period and, (iii) loss on sales of lots, land and other of $28.6 million in the 2009 period with no comparable amount in the 2010 period. This loss includes the write-off of land deposits and pre-acquisition costs for one of the Company’s land banking arrangements as discussed in Note 2 of the “Notes to Consolidated Financial Statements.”

In Arizona, loss before benefit from income taxes decreased slightly to a loss of $(1.0) million in the 2010 period from a loss of $(1.4) million in the 2009 period.

In Nevada, loss before benefit from income taxes decreased 95% to $(1.0) million in the 2010 period from $(20.3) million in the 2009 period. The decrease in loss is primarily attributable to (i) a decrease in impairment loss on real estate assets from $17.6 million in the 2009 period to zero in the 2010 period and (ii) an increase in homebuilding gross margins to 14.5% in the 2010 period from 8.4% in the 2009 period.

The Corporate segment is a non-homebuilding segment where the Company develops and implements strategic initiatives and supports the Company’s operating divisions by centralizing key administrative functions such as finance and treasury, information technology, tax planning, internal audit, risk management and litigation and human resources. The Company records the gain from retirement of senior notes and income tax provisions and benefits at the corporate segment. The change in (loss) income before benefit from income taxes to a loss of $2.5 million in the 2010 period from income of $6.7 million in the 2009 period is attributable to the Company recording a gain on retirement of debt of $8.9 million in the 2009 period with no comparable amount in the 2010 period.

Income Taxes

Effective January 1, 2008, the Company’s stockholders made a revocation of the “S” corporation election. As a result of this revocation, the Company was taxed as a “C” corporation. The shareholders will not be able to elect “S” corporation status until 2013. The revocation of the “S” corporation election allowed taxable losses generated in 2008 to be carried back to the 2006 “C” corporation year. As a result of the change in tax status, the Company recorded a deferred tax asset and related income tax benefit of $41.6 million as of January 1, 2008. In January 2009, the Company received the tax refund for the amount of the deferred tax asset.

On November 6, 2009, an expanded carry back election was signed into law as part of the Worker, Homeownership, and Business Assistance Act of 2009. As a result of this legislation, the Company elected to carry back for five years the taxable losses generated in 2009. As of December 31, 2009, the Company recorded an income tax refund receivable and the related income tax benefit of $101.8 million. As of March 31, 2010, the Company received the tax refund.

Consolidated Net Loss

As a result of the foregoing factors, consolidated net loss for the three months ended March 31, 2010 was $8.5 million compared to consolidated net loss for the three months ended March 31, 2009 of $69.2 million.

Lots Owned and Controlled

The table below summarizes the Company’s lots owned and controlled as of the periods presented:

	March 31,		Increase (Decrease)
	2010	2009	Amount	%
Lots Owned
Southern California	1,224	1,490	(266)	(18)%
Northern California	762	899	(137)	(15)%
Arizona	4,964	5,564	(600)	(11)%
Nevada	2,590	2,801	(211)	(8)%

Total	9,540	10,754	(1,214)	(11)%

Lots Controlled(1)
Southern California	533	406	127	31%
Arizona	767	713	54	8%

Total	1,300	1,119	181	16%

Total Lots Owned and Controlled	10,840	11,873	(1,033)	(9)%

(1)	Lots controlled may be purchased by the Company as consolidated projects or may be purchased by newly formed joint ventures.

Financial Condition and Liquidity

The Company provides for its ongoing cash requirements principally from internally generated funds from the sales of real estate, outside borrowings and by forming new joint ventures with venture partners that provide a substantial portion of the capital required for certain projects. The Company currently has outstanding a Senior Secured Term Loan due 2014, 7   5/ 8% Senior Notes due 2012, 10 3/ 4% Senior Notes due 2013 and 7  1/ 2% Senior Notes due 2014. The Company has financed, and may in the future finance again, certain projects and land acquisitions with construction loans secured by real estate inventories, seller provided financing and land banking transactions. The Company believes that its cash on hand, which includes the income tax refunds received in March 2010, and anticipated net cash flows from operations are and will be sufficient to meet its current and reasonably anticipated liquidity needs on both a near-term and long-term basis (and in any event for the next twelve months) for funds to build homes and run its day-to-day operations.

Beginning in 2006 and continuing into the beginning of 2009, the homebuilding industry had experienced continued decreased demand for housing and declining sales prices. These conditions were the result of a continued erosion of homebuyer confidence which was driven by increases in unemployment, limited availability of mortgage financing due to stress in the mortgage and credit markets, price instability, increasing foreclosures and increased levels of housing inventory in the market. In certain of the Company’s markets, however, the Company has experienced steadying absorption rates, a decrease in sales incentives and an increase in base pricing, while homebuilding costs continue to decrease. In Southern California, net new home orders per average sales location increased to 14.4 during the period ended March 31, 2010 from 7.7 during the same period in 2009. In addition, the Company’s cancellation rate decreased to 19% in the 2010 period compared to 27% in the 2009 period, particularly impacted by Northern California’s cancellation rate of 11% in the 2010 period compared to 31% in the 2009 period and Southern California’s cancellation rate of 17% in the 2010 period compared to 23% in the 2009 period. Further, the Company is experiencing increased homebuilding gross margin percentages of 17.2% in the 2010 period compared to 10.1% in the 2009 period particularly impacted by Northern California of 26.5% in the 2010 period compared to 8.3% in the 2009 period, Southern California of 16.4% in the 2010 period compared to 11.6% in the 2009 period, and Nevada of 14.5% in the 2010 period compared to 8.4% in the 2009 period.

The management of the Company has shifted its strategy of generating positive cash flow, by re-starting temporarily suspended projects, reducing overall debt levels and improving liquidity. In addition, the management intends to focus on returning the Company to profitability. The cash balance at March 31, 2010 was $151.0 million which includes the tax refund described below. In addition, the Company generated $40.2 million of cash flows from operations during the period ended March 31, 2010.

Further, the Company received a federal income tax refund of approximately $41.6 million in January 2009 as a result of the carryback of estimated 2008 tax losses to 2006. Then on November 6, 2009, Congress enacted legislation that allowed net operating losses realized in either tax year 2008 or 2009 to be carried back up to five years. Based upon this new legislation, the Company has received, during the period ending March 31, 2010, a federal income tax refund of approximately $101.8 million.

As discussed more fully below, in October 2009, the Company entered into a Senior Secured Term Loan in the amount of $206.0 million. The Company used a portion of the net proceeds to fully repay the outstanding balances on its revolving credit facilities during the fourth quarter of 2009. As of December 31, 2009, the revolving credit facilities have been retired and there are no available borrowing.

There is no assurance, however, that future cash flows will be sufficient to meet the Company’s future capital needs. The amount and types of indebtedness that the Company may incur may be limited by the terms of the indentures and credit or other agreements governing the Company’s senior note obligations, senior secured term loan and other indebtedness.

In 2007 and 2008, the Company suspended development, sales and marketing activities at certain of its projects which were in the early stages of development. The Company has concluded that this strategy was necessary under the prevailing market conditions at that time and believes that it will allow the Company to market the properties at some future time when market conditions may have improved. As market conditions continue to improve, management of the Company has released for sale or re-started development certain of these held projects.

The ability of the Company to meet its obligations on its indebtedness will depend to a large degree on its future performance which in turn will be subject, in part, to factors beyond its control, such as prevailing economic conditions, either nationally or in regions in which the Company operates, the outbreak of war or other hostilities involving the United States, mortgage and other interest rates, changes in prices of homebuilding materials, weather, the occurrence of events such as landslides, soil subsidence and earthquakes that are uninsurable, not economically insurable or not subject to effective indemnification agreements, availability of labor and homebuilding materials, changes in governmental laws and regulations, the timing of receipt of regulatory approvals and the opening of projects, and the availability and cost of land for future development. The Company cannot be certain that its cash flow will be sufficient to allow it to pay principal and interest on its debt, support its operations and meet its other obligations. If the Company is not able to meet those obligations, it may be required to refinance all or part of its existing debt, sell assets or borrow more money. The Company may not be able to do so on terms acceptable to it, if at all. In addition, the terms of existing or future indentures and credit or other agreements governing the Company’s Senior Note obligations and other indebtedness may restrict the Company from pursuing any of these alternatives.

Senior Secured Term Loan

William Lyon Homes, Inc., a California corporation and wholly-owned subsidiary of William Lyon Homes (“California Lyon”) is a party to a Senior Secured Term Loan Agreement (the “Term Loan Agreement”), dated October 20, 2009, with COLFIN WLH Funding, LLC, as Administrative Agent (“Admin Agent”), COLFIN WLH Funding, LLC, as Initial Lender and Lead Arranger (“COLFIN”) and the other Lenders who may become assignees of COLFIN (collectively, with COLFIN, the “Lenders”).

The Term Loan Agreement provides for a first lien secured loan of up to $206.0 million (the “Term Loan”), secured by substantially all of the assets of California Lyon, the Company, as defined in the agreement, (excluding stock in California Lyon) and certain wholly-owned subsidiaries. The Term Loan is guaranteed by the Company.

California Lyon received the first installment of $131.0 million, which funded in October 2009, and its second installment of $75.0 million, which funded in December 2009. Under the Term Loan Agreement, California Lyon will be restricted from future borrowings, and, if necessary, will be required to repay existing borrowings, in order to maintain required loan to value ratios such that: (i) the aggregate amount of outstanding loans under the Term Loan Agreement may not exceed 60% of the aggregate value of the properties securing the facility, with valuation based on the lower of appraised value (if any) and discounted net present value of the cash flows, and (ii) the aggregate amount of secured debt may not exceed 60% of the aggregate value of the properties owned by California Lyon and its subsidiaries, with valuation based on the lower of appraised value (if any) and discounted net present value of the cash flows and the second installment. California Lyon is currently in compliance with the above requirements following each drawdown. The net proceeds to the Company from the first installment of the term loan, after giving effect to attorney fees, loan fees and other miscellaneous costs associated with the loan transaction, and repayment of the revolving credit facilities and purchase of the senior notes was $34.6 million. A portion of the $75.0 million proceeds from the second installment was used to fund the Company’s opportunistic land acquisitions in the three months ended March 31, 2010.

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

Under the Term Loan, the Company is required to comply with a number of covenants, the most restrictive of which require the Company to maintain:

•	A tangible net worth, as defined, of $75.0 million;

•

A minimum borrowing base such that the indebtedness under the Term Loan does not exceed 60% of the Borrowing Base, with the “Borrowing Base” being calculated as (1) the discounted cash flows of each project securing the loan (collateral value), plus (2) restricted cash and (3) escrow proceeds receivable, as defined;

•

Total secured indebtedness (including the indebtedness under the Term Loan and under all other Construction Notes payable) less than or equal to the Maximum Permitted Secured Indebtedness under the Term Loan Agreement (which is generally 60% of the total secured debt collateral value as calculated under the Term Loan Agreement, which value generally does not include cash assets); and

•

Excluded Assets of no more than $20.0 million, with “Excluded Assets” being defined generally as the sum total of certain deposit accounts, payroll accounts, unrestricted cash accounts, and the Company’s total investment in joint ventures.

The Company’s covenant compliance for the Term Loan at March 31, 2010 is detailed in the table set forth below:

Covenant and Other Requirements	Actual at March 31, 2010	Covenant Requirements at March 31, 2010
Tangible Net Worth (1)	$135.1	≥$75.0
Borrowing Base	37.9%	≤60%
Maximum Permitted Secured Indebtedness	59.2%	≤60%
Excluded Assets	$13.4	≤$20.0

(1)	Tangible Net Worth was calculated based on the stated amount of equity less intangible assets of $15.4 million as of March 31, 2010.

As of and for the period ending March 31, 2010, the Company is in compliance with the covenants under this loan.

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

Interest on the 7 5 /8% Senior Notes is payable semi-annually on December 15 and June 15 of each year. Based on the current outstanding principal amount of the 7 5/8% Senior Notes, the Company’s semi-annual interest payments are $2.6 million.

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

Interest on the 10 3 /4% Senior Notes is payable on April 1 and October 1 of each year. Based on the current outstanding principal amount of the 10 3/4% Senior Notes, the Company’s semi-annual interest payments $9.0 million.

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

Interest on the 7 1 /2% Senior Notes is payable on February 15 and August 15 of each year. Based on the current outstanding principal amount of 7 1/2% Senior Notes the Company’s semi-annual interest payments are $3.2 million.

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

As of and for the period ending March 31, 2010, the Company was in compliance with these covenants.

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

Construction Notes Payable

At March 31, 2010, the Company had construction notes payable amounting to $57.7 million. The construction notes have various maturity dates through 2017 and bear interest at rates based on either LIBOR or prime plus 1.0% at March 31, 2010. Interest is calculated on the average daily balance and is paid following the end of each month. As discussed further in Note 10, in May 2010, the Company repaid $28.1 million of outstanding principal on one of its construction notes payable, after which the total remaining outstanding amount is $29.6 million.

Seller Financing

At March 31, 2010, the Company had $10.7 million of notes payable outstanding related to land acquisitions for which seller financing was provided, which is included in notes payable in the accompanying consolidated balance sheet. The seller financing notes are due at various dates through 2012 and bear interest at 7.0%. Interest is calculated on the principal balance outstanding and is accrued and paid to the Seller at the time each residential unit is closed. In addition, the Company makes an annual interest payment on the outstanding principal balance related to any remaining residential units.

Land Banking Arrangements

The Company enters into purchase agreements with various land sellers. In some instances, and as a method of acquiring land in staged takedowns, thereby minimizing the use of funds from the Company’s revolving credit facilities and other corporate financing sources and limiting the Company’s risk, the Company transfers its right in such purchase agreements to entities owned by third parties (land banking arrangements). These entities use equity contributions and/or incur debt to finance the acquisition and development of the lots. The entities grant the Company an option to acquire lots in staged takedowns. In consideration for this option, the Company makes a non-refundable deposit of 15% to 25% of the total purchase price. The Company is under no obligation to purchase the balance of the lots, but would forfeit remaining deposits and be subject to penalties if the lots were not purchased. The Company does not have legal title to these entities or their assets and has not guaranteed their liabilities. These land banking arrangements help the Company manage the financial and market risk associated with land holdings. ASC 810 requires the consolidation of the assets, liabilities and operations of the Company’s land banking arrangements that are VIEs, of which none existed at March 31, 2010.

The Company participates in one land banking arrangement, which is not a VIE in accordance with ASC 810, but is consolidated in accordance with FASB ASC Topic 470, Debt (“ASC 470”). Under the provisions of ASC 470, the Company has determined it is economically compelled, based on certain factors, to purchase the land in the land banking arrangement, and therefore, must record the remaining purchase price of the land which is included in real estate inventories not owned and liabilities from inventories not owned in the accompanying balance sheet.

Consolidated real estate inventories-owned include land deposits under option agreements or land banking arrangements of $55.3 million at March 31, 2010 and December 31, 2009, respectively.

Summary information with respect to the Company’s consolidated land banking arrangements is as follows as of March 31, 2010 (dollars in thousands):

Total number of land banking projects	1

Total number of lots	625

Total purchase price	$161,465

Balance of lots still under option and not purchased:
Number of lots	236

Purchase price	$55,270

Forfeited deposits if lots are not purchased	$25,234

During the three months ended March 31, 2009, the Company abandoned its option deposit in three of its land banking arrangements in which land purchase commitments are required. Management of the Company determined that the remaining purchase prices of the lots in the arrangements were priced above current market values. In two of these arrangements, the

Company reduced real estate inventories-not owned and the related noncontrolling interest by $27.7 million for the remaining investment in this project. In the other arrangement, the Company reduced real estate inventories-not owned and liabilities from inventories-not owned by $9.3 million for the remaining investment in this project. The impact of these transactions is reflected in the accompanying consolidated financial statements as of the period ending March 31, 2009.

See Notes 4 and 9 of “Notes to Consolidated Financial Statements” for further discussion of the Company’s land banking arrangements.

Joint Venture Financing

The Company and certain of its subsidiaries are general partners or members in joint ventures involved in the development and sale of residential projects. As described more fully in Note 2 of “Notes to Consolidated Financial Statements”, in accordance with FASB ASC 810 certain joint ventures have been determined to be variable interest entities in which the Company is considered the primary beneficiary. Accordingly, the assets, liabilities and operations of these joint ventures have been consolidated with the Company’s financial statements. The financial statements of joint ventures in which the Company is not considered the primary beneficiary are not consolidated with the Company’s financial statements. The Company’s investments in unconsolidated joint ventures are accounted for using the equity method because the Company has a 50% or less voting or economic interest (and thus such joint ventures are not controlled by the Company). Income allocations and cash distributions to the Company from the unconsolidated joint ventures are based on predetermined formulas between the Company and its joint venture partners as specified in the applicable partnership or operating agreements. The Company generally receives, after partners’ priority returns and returns of partners’ capital, approximately 50% of the profits and cash flows from joint ventures. See Note 2 of “Notes to Consolidated Financial Statements” for condensed combined financial information for the joint ventures whose financial statements have been consolidated with the Company’s financial statements. Based upon current estimates, substantially all future development and construction costs incurred by the joint ventures will be funded by the venture partners or from the proceeds of construction financing obtained by the joint ventures. As of March 31, 2010, the Company’s investment in and advances to unconsolidated joint ventures was $1.8 million and the venture partners’ investment in such joint ventures was $1.8 million.

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

Cash Flows — Comparison of Three Months Ended March 31, 2010 to Three Months Ended March 31, 2009

Net cash provided by operating activities decreased to $40.2 million in the 2010 period from $62.1 million in the 2009 period. The change was primarily as a result of (i) an increase in real estate inventories-owned of $70.6 million in the 2010 period compared to an decrease of $58.6 million in the 2009 period, (ii) an increase in receivables of $0.2 million in the 2010 period compared to a decrease of $18.8 million in the 2009 period, (iii) a decrease in income tax refunds receivable of $107.0 million in the 2010 period compared with $41.6 million in the 2009 period, (iv) impairment loss on real estate assets $24.2 million in the 2009 period with no comparable amount in the 2010 period and (v) consolidated net loss of $8.5 million in the 2010 period compared to consolidated net loss of $69.2 million in the 2009 period. The increase in the income tax benefit was the result of the legislation enacted in November 2009 which allows net operating losses realized in either tax year 2008 or 2009 to be carried back up to five years. As a result of the new legislation the Company recorded a federal income tax benefit of $101.8 million for the year ended December 31, 2009, which the Company received in the first quarter of 2010.

The decrease in impairment loss on real estate assets is described in “Results of Operations” above. The gain on retirement of debt is attributable to the Senior Note repurchase transactions that occurred during 2009. The difference between the benefit from income taxes in the 2010 period and the benefit for income taxes in the 2009 period is described in detail in Note 8 to “Notes to Consolidated Financial Statements.”

Net cash provided by (used in) investing activities increased to $0.3 million in the 2010 period from $(0.2) million in the 2009 period. The change was primarily as a result of a decrease in investments in and advances to unconsolidated joint ventures of $0.04 million in the 2010 period compared to $0.2 million in the 2009 period.

Net cash used in financing activities decreased to $7.1 million in the 2010 period from $42.4 million in the 2009 period, primarily as a result of the decrease in cash paid in principal payments on notes payable of $12.5 million in the 2010 period compared to $66.1 million in the 2009 period and the decrease in proceeds on borrowings to $4.6 million in the 2010 period compared to $29.6 million in the 2009 period.

Off-Balance Sheet Arrangements

The Company enters into certain off-balance sheet arrangements including joint venture financing, option arrangements, land banking arrangements and variable interests in consolidated and unconsolidated entities. These arrangements are more fully described above and in Notes 2 and 9 of “Notes to Consolidated Financial Statements”. In addition, the Company is party to certain contractual obligations, including land purchases and project commitments, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Description of Projects

The Company’s homebuilding projects usually take two to five years to develop. The following table presents project information for each of the Company’s homebuilding divisions.

Project (County or City)	Year of First Delivery	Estimated Number of Homes at Completion (1)	Cumulative Units Closed as of March 31, 2010	Backlog at March 3, 2010 (2)(3)	Lots Owned as of March 31, 2010(4)	Homes Closed for the Three Months Ended March 31, 2010	Sales Price Range(5)
SOUTHERN CALIFORNIA
San Diego County:
Pasado Del Sur	2009	25	20	0	5	0	$535,000 - 575,000
Pasado Del Sur II	2010	64	0	16	32	0	$522,000 - 569,000
Carlsbad
Blossom Grove	2010	110	0	2	32	0	$565,000 - 640,000
Mirasol at La Costa Greens	2010	71	0	0	71	0	$636,000 - 771,000
San Bernardino County:
Fontana
Adelina	2008	109	60	45	49	1	$208,000 - 241,000
Rosabella	2007	114	74	21	40	1	$225,000 - 260,000
Rancho Cucamonga
Amador	2007	69	60	9	9	0	$214,000 - 258,000
Amador (Lewis)	2010	30	18	12	12	18	$214,000 - 256,000
Vintner’s Grove
Sollara SFD	2007	45	38	6	7	0	$358,000 - 408,000
Canela Triplex	2007	63	57	6	6	3	$220,000 - 260,000
Vintner’s Grove (Lewis)
Sollara SFD	2009	33	22	9	11	22	$350,000 - 405,000
Canela Triplex	2010	15	15	0	0	15	$217,000 - 256,000
Orange County:
Irvine
San Carlos II	2010	92	0	0	92	0	$315,000 - 470,000
Ivy	2009	135	29	36	55	9	$385,000 - 463,000
Los Angeles County:
Arboreta at Rainbird, Glendora
Vintage	2008	87	54	29	33	1	$345,000 - 455,000
360 South Bay, Hawthorne (6):
The Flats	2010	188	0	7	188	0	$375,000 - 540,000
The Lofts	2011	123	0	0	123	0	$525,000 - 775,000
The Rows	2011	94	0	0	94	0	$700,000 - 810,000
The Courts	2010	118	0	5	118	0	$475,000 - 575,000
The Gardens	2012	102	0	0	102	0	$755,000 - 980,000
Rosedale, Azusa (6):
Gardenia	2011	147	0	0	81	0	$455,000 - 550,000
Sage Court	2011	176	0	0	64	0	$420,000 - 515,000

SOUTHERN CALIFORNIA TOTAL		2,010	447	203	1,224	70

Project (County or City)	Year of First Delivery	Estimated Number of Homes at Completion (1)	Cumulative Units Closed as of March 31, 2010	Backlog at March 3, 2010 (2)(3)	Lots Owned as of March 31, 2010(4)	Homes Closed for the Three Months Ended March 31, 2010	Sales Price Range(5)
NORTHERN CALIFORNIA
Contra Costa County:
Vista Del Mar, Pittsburgh
Villages	2007	102	50	0	52	0	$296,000 - 355,000
Venue	2007	132	48	0	84	0	$363,000 - 410,000
Vineyard	2007	29	24	0	5	7	$386,000 - 430,000
Victory	2008	25	14	0	11	0	$680,000 - 745,000
Antioch (Arcadia), Antioch	2011	130	0	0	130	0	$290,000 - 315,000
Placer County:
Whitney Ranch, Rocklin
Twin Oaks	2006	92	74	3	18	11	$400,000 - 470,000
Sacramento County:
Big Horn, Elk Grove
Gallery Walk	2005	149	149	0	0	1	$180,000 - 230,000
Magnolia Lane (Madeira), Elk Grove	2010	90	0	0	90	0	$290,000 - 335,000
San Joaquin County:
The Ranch @ Mossdale Landing	2010	168	0	8	168	0	$210,000 - 245,000
Santa Clara County:
The Gardens, San Jose	2010	40	0	1	40	0	$660,000 - 660,000
Arcadia, Gilroy	2010	92	0	0	92	0
Solano County:
Fairfield (Arcadia), Fairfield	2010	72	0	0	72	0	$367,000 - 439,000

NORTHERN CALIFORNIA TOTAL		1,121	359	12	762	19

ARIZONA
Maricopa County:
Arroyo @ Coldwater Ranch, Peoria	2009	20	9	2	11	1	$132,000 - 168,000
Lehi Crossing, Mesa	2012	928	0	0	113	0	$179,000 - 343,000
Rancho Mercado, Phoenix	2013	1,826	0	0	1,826	0	$123,000 - 228,000
Hastings Property, Queen Creek	2011	631	0	0	631	0	$114,000 - 382,000
Circle G at the Church Farm North	2013	1,745	0	0	1,745	0	$111,000 - 400,000
Lyon’s Gate, Gilbert:
Pride	2006	650	443	10	207	9	$134,000 - 162,000
Savanna	2006	174	174	0	0	2	$172,000 - 215,000
Sahara	2006	169	169	0	0	3	$196,000 - 259,000
Acacia	2007	365	147	6	218	6	$160,000 - 216,000
Future Products	2011	213	0	0	213	0

ARIZONA TOTAL		6,721	942	18	4,964	21

NEVADA
Clark County:
North Las Vegas
The Cottages	2004	360	316	0	44	0	$152,000 - 179,000
Serenity Brook II	2012	90	0	0	90	0	$380,000 - 455,000
Las Vegas
Carson Ranch
West Series I	2005	74	67	0	7	0	$395,000 - 430,000
West Series II	2005	56	53	0	3	0	$406,000 - 503,000
East Series I	2006	116	107	2	9	5	$219,000 - 254,000
East Series II	2007	45	39	3	6	2	$246,000 - 305,000

Project (County or City)	Year of First Delivery	Estimated Number of Homes at Completion (1)	Cumulative Units Closed as of March 31, 2010	Backlog at March 3, 2010 (2)(3)	Lots Owned as of March 31, 2010(4)	Homes Closed for the Three Months Ended March 31, 2010	Sales Price Range(5)
West Park
Villas	2006	95	95	0	0	4	$183,000 - 225,000
Courtyards	2006	82	82	0	0	3	$235,000 - 275,000
Flagstone
Crossings	2011	77	0	0	77	0	$229,000 - 264,000
Commons	2011	37	0	0	37	0	$229,000 - 259,000
Rhapsody	2011	63	0	0	63	0	$179,000 - 209,000
The Fields at Aliente	2010	60	0	0	60	0	$197,000 - 225,000
Nye County:
Mountain Falls, Pahrump:
Cascata	2005	147	137	0	10	0	$216,000 - 238,000
Tramonto	2005	212	176	2	36	2	$176,000 - 211,000
Move up Product	2011	91	0	0	91	0	$194,000 - 229,000
Bella Sera	2005	129	111	1	18	1	$217,000 - 257,000
Cascata Ancora	2007	118	77	2	41	5	$99,000 - 148,000
Entrata	2007	99	26	0	73	0	$142,000 - 164,000
Future Projects	2010	1,925	0	0	1,925	0

NEVADA TOTAL		3,876	1,286	10	2,590	22

GRAND TOTALS		13,728	3,034	243	9,540	132

(1)	The estimated number of homes to be built at completion is subject to change, and there can be no assurance that the Company will build these homes.
(2)	Backlog consists of homes sold under sales contracts that have not yet closed, and there can be no assurance that closings of sold homes will occur.
(3)	Of the total homes subject to pending sales contracts as of September 30, 2009, 237 represent homes completed or under construction and 6 represent homes not yet under construction.
(4)	Lots owned as of March 31, 2010 include lots in backlog at March 31, 2010.
(5)	Sales price range reflects base price only and excludes any lot premium, buyer incentive and buyer selected options, which vary from project to project.
(6)	All or a portion of the lots in this project are not owned as of March 31, 2010. The Company consolidated the purchase price of the lots in accordance with guidance now codified under ASC Topic 470, and considers the lots owned at March 31, 2010.

Income Taxes

See Note 8 of “Notes to Consolidated Financial Statements” for a description of the Company’s income taxes.

Related Party Transactions

See Note 7 of “Notes to Consolidated Financial Statements” for a description of the Company’s transactions with related parties.

Critical Accounting Polices

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and costs and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those which impact its most critical accounting policies. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, the Company’s most critical accounting policies are real estate inventories and cost of sales; impairment of real estate inventories; sales and profit recognition; and variable interest entities. We believe that there have been no significant changes to our critical accounting policies during the three months ended March 31, 2010, as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2009, except for the following accounting policies that were updated as a result of the implementation of certain new provisions of ASC 810.

Recently Issued Accounting Standards

See Note 1 of “Notes to Consolidated Financial Statements” for a description of the recently issued accounting standards.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s Annual Report on Form 10-K for the year ended December 31, 2009, includes detailed disclosure about quantitative and qualitative disclosures about market risk. Quantitative and qualitative disclosures about market risk have not materially changed since December 31, 2009.

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

Changes in Internal Control over Financial Reporting. There have been no significant changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f)) under the Securities Exchange Act of 1934, as amended) that occurred during the Company’s first fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s Annual Report on Form 10-K for the year ended December 31, 2009, includes detailed disclosure about risk factors which should be carefully considered when evaluating any investment in the Company. Risk factors have not materially changed since the filing of the Annual Report on Form 10-K for the year ended December 31, 2009.

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

WILLIAM LYON HOMES Registrant

Date: May 7, 2010	By:	/S/ COLIN T. SEVERN
Colin T. Severn
Vice President, Chief Financial Officer, Corporate Secretary (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002