Form 10-Q
period 2010-06-30
WILLIAM LYON HOMES
filed 2010-08-10
CIK 1095996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at August 3, 2010
Common stock, par value $.01	1,000

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

Actual events and results may differ materially from those expressed or forecasted in the forward-looking statements due to a number of factors. The principal factors that could cause the Company’s actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, worsening in general economic conditions either nationally or in regions in which the Company operates, worsening in the markets for residential housing, further decline in real estate values resulting in further impairment of the Company’s real estate assets, volatility in the banking industry and credit markets, terrorism or other hostilities involving the United States, whether an ownership change occurred which could, under certain circumstances, have resulted in the limitation of the Company’s ability to offset prior years’ taxable income with net operating losses, expiration of income tax incentives for homebuyers, changes in home mortgage interest rates, changes in generally accepted accounting principles or interpretations of those principles, changes in prices of homebuilding materials, labor shortages, adverse weather conditions, the occurrence of events such as landslides, soil subsidence and earthquakes that are uninsurable, not economically insurable or not subject to effective indemnification agreements, changes in governmental laws and regulations, the Company’s ability to refinance the outstanding balances of its debt obligations at their maturity, the timing of receipt of regulatory approvals and the opening of projects and the availability and cost of land for future growth. These and other risks and uncertainties are more fully described in Item 1A. “Risk Factors” as contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. While it is impossible to identify all such factors, factors which could cause actual results to differ materially from those estimated by the Company include, but are not limited to, those factors or conditions described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Company’s past performance or past or present economic conditions in the Company’s housing markets are not indicative of future performance or conditions. Investors are urged not to place undue reliance on forward-looking statements. In addition, the Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to projections over time unless required by federal securities law.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

WILLIAM LYON HOMES

CONSOLIDATED BALANCE SHEETS

(in thousands except number of shares and par value per share)

	June 30, 2010	December 31, 2009
	(unaudited)
ASSETS
Cash and cash equivalents — Note 6	$110,519	$117,587
Restricted cash	3,892	4,352
Receivables	15,133	16,294
Income tax refunds receivable — Note 8	—	106,989
Real estate inventories — Notes 2 and 4
Owned	615,538	523,336
Not owned	55,270	55,270
Investments in joint ventures	2,295	1,703
Property & equipment, less accumulated depreciation of $6,622 and $8,195 at June 30, 2010 and December 31, 2009, respectively	1,362	1,673
Deferred loan costs	14,500	14,859
Other assets	4,665	18,036

	$823,174	$860,099

LIABILITIES AND EQUITY
Accounts payable	$14,405	$11,046
Accrued expenses	44,856	45,294
Liabilities from inventories not owned — Note 9	55,270	55,270
Notes payable — Note 5	34,551	64,227
Senior Secured Term Loan due October 20, 2014 — Note 5	206,000	206,000
7 5/8 % Senior Notes due December 15, 2012 — Note 5	67,204	67,204
10 3/4 % Senior Notes due April 1, 2013 — Note 5	168,311	168,158
7 1/2 % Senior Notes due February 15, 2014 — Note 5	84,701	84,701

	675,298	701,900
Commitments and contingencies — Note 9

Equity:
Stockholders’ equity
Common stock, par value $.01 per share; 3,000 shares authorized; 1,000 shares outstanding at June 30, 2010 and December 31, 2009, respectively	—	—
Additional paid-in capital	48,867	48,867
Retained earnings	88,711	101,733

	137,578	150,600
Noncontrolling interest — Note 2	10,298	7,599

	147,876	158,199

	$823,174	$860,099

See accompanying notes.

WILLIAM LYON HOMES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Operating revenue
Home sales	$68,737	$67,408	$106,599	$123,956
Lots, land and other sales	17,204	883	17,204	7,415
Construction services — Note 1	751	9,116	6,052	15,375

	86,692	77,407	129,855	146,746

Operating costs
Cost of sales — homes	(56,795)	(58,198)	(88,157)	(109,060)
Cost of sales — lots, land and other — Note 4	(15,573)	(2,303)	(15,573)	(46,565)
Impairment loss on real estate assets — Notes 4 and 6	(291)	—	(291)	(24,171)
Construction services — Note 1	(674)	(7,842)	(3,921)	(13,611)
Sales and marketing	(5,815)	(4,538)	(9,402)	(8,664)
General and administrative	(5,584)	(4,523)	(11,586)	(10,553)
Other	(1,004)	(687)	(1,898)	(2,547)

	(85,736)	(78,091)	(130,828)	(215,171)

Equity in income (loss) of unconsolidated joint ventures	761	413	1,173	(1,310)

Operating income (loss)	1,717	(271)	200	(69,735)
Interest expense, net of amounts capitalized	(6,213)	(8,321)	(13,307)	(17,033)
Gain on retirement of debt	—	49,043	—	57,973
Other loss, net	(163)	(775)	(71)	(722)

(Loss) income before benefit from income taxes	(4,659)	39,676	(13,178)	(29,517)

Benefit from income taxes — Note 8	—	—	65	22

Consolidated net (loss) income	(4,659)	39,676	(13,113)	(29,495)
Less: Net loss (income) — noncontrolling interest	121	(289)	91	(119)

Net (loss) income attributable to William Lyon Homes	$(4,538)	$39,387	$(13,022)	$(29,614)

See accompanying notes.

WILLIAM LYON HOMES

CONSOLIDATED STATEMENT OF EQUITY

Six Months Ended June 30, 2010

(in thousands)

(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Non- Controlling Interest	Total
	Shares	Amount
Balance — December 31, 2009	1	$—	$48,867	$101,733	$7,599	$158,199
Net loss	—	—	—	(13,022)	(91)	(13,113)
Cash contributions from members of consolidated entities, net	—	—	—	—	2,790	2,790

Balance — June 30, 2010	1	$—	$48,867	$88,711	$10,298	$147,876

See accompanying notes.

WILLIAM LYON HOMES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2010	2009
Operating activities
Consolidated net loss	$(13,113)	$(29,495)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Depreciation and amortization	229	986
Impairment loss on real estate assets	291	24,171
Equity in (income) loss of unconsolidated joint ventures	(1,173)	1,310
Loss on disposition of fixed asset	122	—
Gain on retirement of debt	—	(57,973)
Benefit from income taxes	(65)	(22)
Net changes in operating assets and liabilities:
Restricted cash	460	(79)
Receivables	1,161	22,171
Income tax refunds receivable	107,054	41,614
Real estate inventories — owned	(81,688)	86,970
Deferred loan costs	1,731	819
Other assets	13,371	(335)
Accounts payable	3,359	(8,184)
Accrued expenses	(438)	(15,409)

Net cash provided by operating activities	31,301	66,544

Investing activities
Investments in and advances to unconsolidated joint ventures	(194)	(194)
Distributions of income from unconsolidated joint ventures	775	7
Purchases of property and equipment, net	(40)	(15)

Net cash provided by (used in) investing activities	541	(202)

Financing activities
Proceeds from borrowing on notes payable, net	6,679	71,881
Principal payments on notes payable	(48,379)	(108,958)
Net cash paid for repurchase of Senior Notes	—	(25,310)
Noncontrolling interest contributions (distributions), net	2,790	(5,148)

Net cash used in financing activities	(38,910)	(67,535)

Net decrease in cash and cash equivalents	(7,068)	(1,193)
Cash and cash equivalents — beginning of period	117,587	67,017

Cash and cash equivalents — end of period	110,519	$65,824

Supplemental disclosures of non-cash items:
Decrease to net real estate inventories not owned and liabilities from inventories not owned	$—	$9,309

Decrease to net real estate inventories not owned and noncontrolling interests	$—	$27,684

Increase in real estate inventories owned and seller notes payable	$10,652	$—

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

The interim consolidated financial statements have been prepared in accordance with the Company’s customary accounting practices. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a presentation in accordance with U.S. generally accepted accounting principles have been included. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

The preparation of the Company’s financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities as of June 30, 2010 and December 31, 2009 and revenues and expenses for the periods presented. Accordingly, actual results could differ from those estimates. The significant accounting policies using estimates include real estate inventories and cost of sales, impairment of real estate inventories, warranty reserves, loss contingencies, sales and profit recognition, income taxes, and accounting for variable interest entities. The current economic environment increases the uncertainty inherent in these estimates and assumptions.

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The Company accounts for construction management agreements using the Percentage of Completion Method in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605 Revenue Recognition (“ASC 605”). Under ASC 605, the Company records revenues and expenses as work on a contract progresses, and based on the percentage of costs incurred to date compared to the total estimated costs of the contract. Based on the provisions of ASC 605, the Company has recorded construction services revenues and expenses of $0.8 million and $0.7 million, respectively, for the three months ended June 30, 2010 and $9.1 million and $7.8 million, respectively for the three months ended June 30, 2009, in the accompanying consolidated statement of operations. In addition, the Company has recorded construction services revenues and expenses of $6.1 million and $3.9 million, respectively, for the six months ended June 30, 2010 and $15.4 million and $13.6 million, respectively for the six months ended June 30, 2009, in the accompanying consolidated statement of operations.

The Company entered into construction management agreements to build, sell and market homes in 3 separate communities. For such services, the Company receives fees (generally 5 percent of the sales price, as defined) and may, under certain circumstances, receive additional compensation if certain financial thresholds are achieved. In addition, in October 2008, the Company entered into a contract to build apartment units for a related party at a contract price of $13.5 million, which includes the Company’s contractor fee of $0.5 million. During the six months ended June 30, 2009, the Company recorded construction services revenue of $4.4 million and expenses of $4.2 million for this project, which was completed in 2009.

The Company evaluates performance and allocates resources primarily based on the operating income (loss) of individual homebuilding projects. Operating income (loss) is defined by the Company as operating revenue less operating costs plus equity in income (loss) of unconsolidated joint ventures. Accordingly, operating income (loss) excludes certain expenses included in the determination of net income (loss).

Restricted cash consists of $3.9 million in cash deposits held with the lenders of two of the Company’s revolving credit facilities, which is held as collateral for the use of letters of credit provided by such lenders. Under the terms of the senior secured term loan disclosed in Note 5, all of the Company’s standby letters of credit are secured by cash.

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

	June 30
	2010	2009
Warranty liability, beginning of period	$21,365	$26,394
Warranty provision during period	1,004	1,862
Warranty payments during period	(5,581)	(5,033)
Warranty charges related to pre-existing warranties during period	832	(105)

Warranty liability, end of period	$17,620	$23,118

The Company follows the guidance in ASC Topic 855 Subsequent Events (“ASC 855”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 sets forth (i) the period after the balance sheet date during which management of a reporting entity evaluates events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date.

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

In June 2009 and February 2010, the FASB updated certain provisions of ASC 810, Consolidation. These provisions amend the consolidation guidance applicable to variable interest entities and the definition of a variable interest entity, and require enhanced disclosures to provide more information about an enterprise’s involvement in a variable interest entity. ASC 810 also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. These provisions under ASC 810 were effective for the Company on January 1, 2010. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements, but resulted in additional disclosures, which are reflected in Note 2 below.

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

As of June 30, 2010, the assets and liabilities of the consolidated VIEs totaled $15.9 million and $1.8 million, respectively. In addition, the Company’s interest in the consolidated VIEs is $3.8 million and the member’s interest in the consolidated VIEs is $10.3 million, which is reported as noncontrolling interest on the accompanying consolidated balance sheet.

As of December 31, 2009, the assets and liabilities of the consolidated VIEs totaled $13.5 million and $2.1 million, respectively. In addition, the Company’s interest in the consolidated VIEs was $3.7 million and the member’s interest in the consolidated VIEs was $7.6 million, which is reported as noncontrolling interest on the accompanying consolidated balance sheet.

Option Deposits

During the six months ended June 30, 2009, the Company abandoned its option deposit in three of its consolidated land banking arrangements in which land purchase commitments were required of $37.9 million, which was included in cost of sales-lots, land and other in the accompanying statement of operations. Management of the Company determined that the remaining purchase price of the lots in the arrangements were priced above market values at that time. In two of these arrangements, the Company reduced real estate inventories-not owned and the related noncontrolling interest $27.7 million for the remaining purchase price of the lots, which did not effect the Company’s operating income (loss) for the period. In the other arrangement, the Company reduced real estate inventories-not owned and liabilities from inventories-not owned $9.3 million for the remaining purchase price of 51 lots, which did not effect the Company’s operating income (loss) for the period. However, during the three month period ended December 31, 2009 the Company re-evaluated the purchase price of the 51 lots under option, and after the write-off of the $9.3 million deposit, the residual value became economically viable and the Company purchased the lots.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 3 — Segment Information

The Company operates one principal homebuilding business. In accordance with FASB ASC Topic 280, Segment Reporting (“ASC 280”), the Company has determined that each of its operating divisions is an operating segment. Corporate is a non-operating segment.

The Company’s homebuilding operations design, construct and sell a wide range of homes designed to meet the specific needs in each of it markets. In accordance with the aggregation criteria defined by ASC 280, the Company’s homebuilding operating segments have been grouped into four reportable segments: Southern California, consisting of an operating division with operations in Orange, Los Angeles, San Bernardino and San Diego counties; Northern California, consisting of an operating division with operations in Contra Costa, Sacramento, San Joaquin, Santa Clara, Solano and Placer counties; Arizona, consisting of operations in the Phoenix, Arizona metropolitan area; and Nevada, consisting of operations in the Las Vegas, Nevada metropolitan area.

Corporate is a non-operating segment that develops and implements strategic initiatives and supports the Company’s operating divisions by centralizing key administrative functions such as finance and treasury, information technology, risk management and litigation and human resources.

Segment financial information relating to the Company’s homebuilding operations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Homebuilding revenues:
Southern California	$53,640	$39,788	$75,021	$68,171
Northern California	3,319	12,693	11,266	24,551
Arizona	6,025	7,417	10,124	14,647
Nevada	5,753	7,510	10,188	16,587

Total homebuilding revenues	$68,737	$67,408	$106,599	$123,956

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Homebuilding (loss) income before benefit from income taxes:
Southern California	$(1,212)	$(1,841)	$(5,876)	$(19,073)
Northern California	1,912	218	2,623	(36,689)
Arizona	(1,439)	(3,103)	(2,461)	(4,543)
Nevada	(921)	(1,488)	(1,931)	(21,784)
Corporate	(2,999)	45,890	(5,533)	52,572

Total homebuilding (loss) income before benefit from income taxes	$(4,659)	$39,676	$(13,178)	$(29,517)

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Homebuilding pretax (loss) income includes the following pretax inventory impairment charges recorded in the following segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Inventory impairments
Southern California	$—	—	$—	$450
Northern California	—	—	—	6,144
Arizona	291	—	291	—
Nevada	—	—	—	17,577

Total inventory impairments	$291	$—	$291	$24,171

Homebuilding pretax income (loss) includes the following pretax income (loss) on sales of lots, land and other recorded in the following segments (in thousands):

	Three Months Ended June 30, 2010
	Southern California	Northern California	Arizona	Nevada	Total
(Loss) Gain on sales of lots, land and other
Operating revenue	$—	$17,204	$—	$—	$17,204
Operating costs	(1,188)	(14,320)	—	(65)	(15,573)

(Loss) Gain on sales of lots, land and other	$(1,188)	$2,884	$—	$(65)	$1,631

	Three Months Ended June 30, 2009
	Southern California	Northern California	Arizona	Nevada	Total
(Loss) Gain on sales of lots, land and other
Operating revenue	$—	$—	$883	$—	$883
Operating costs	—	—	(2,303)	—	(2,303)

(Loss) Gain on sales of lots, land and other	$—	$—	$(1,420)	$—	$(1,420)

	Six Months Ended June 30, 2009
	Southern California	Northern California	Arizona	Nevada	Total
(Loss) Gain on sales of lots, land and other
Operating revenue	$—	$—	$7,415	$—	$7,415
Operating costs	(9,316)	(28,568)	(8,681)	—	(46,565)

(Loss) Gain on sales of lots, land and other	$(9,316)	$(28,568)	$(1,266)	$—	$(39,150)

	June 30, 2010	December 31, 2009
	(in thousands)
Homebuilding assets:
Southern California	$365,240	$324,728
Northern California	64,534	38,383
Arizona	186,009	172,518
Nevada	65,545	60,764
Corporate (1)	141,846	263,706

Total homebuilding assets	$823,174	$860,099

(1)	Comprised primarily of cash, receivables and other assets.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 4 — Real Estate Inventories

Real estate inventories consist of the following (in thousands):

	June 30, 2010	December 31, 2009
Inventories owned: (1)
Deposits	$32,937	$33,582
Land and land under development	338,680	334,877
Homes completed and under construction	186,868	100,795
Model homes	57,053	54,082

Total	$615,538	$523,336

Inventories not owned: (2)
Other land options contracts - land banking arrangement	$55,270	$55,270

(1)	The Company temporarily suspended development, sales and marketing activities at certain of its projects from 2006 to 2008 which were in various stages of development. Management of the Company determined that this strategy was necessary under the market conditions at that time and would allow the Company to market the properties at some future time when market conditions may have improved. As market conditions continue to improve into 2010, management of the Company has released for sale or restarted development certain of these held projects. At June 30, 2010, the Company has incurred costs related to the remaining suspended projects of $110.3 million, of which $45.1 million is included in Land and land under development, $41.2 million is included in Homes completed and under construction and $24.0 million is included in Model homes. At December 31, 2009, the Company has incurred costs related to these certain projects of $261.9 million, of which $165.3 million is included in Land and land under development, $61.3 million is included in Homes completed and under construction and $35.3 million is included in model homes.
(2)	Includes the consolidation of a land banking arrangement recorded as a product financing arrangement (See Note 9). Amounts are net of deposits.

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

Under the provisions of ASC 360, the Company is required to make certain assumptions to estimate undiscounted future cash flows of a project, which include: (i) estimated sales prices, including sales incentives, (ii) anticipated sales absorption rates and sales volume, (iii) project costs incurred to date and the estimated future costs of the project based on the project budget, (iv) the carrying costs related to the time a project is actively selling until it closes the final unit in the project, and (v) alternative strategies including selling the land to a third party or temporarily suspending development of the project. Each project has different assumptions and is based on management’s assessment of the current market conditions that exist in each project location. The Company’s assumptions include moderate absorption increases in certain projects beginning in 2011. In addition, the Company has assumed some moderate reduction in sales incentives in certain projects.

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

Management assesses land deposits for impairment when estimated land values are deemed to be less than the agreed upon contract price. The Company considers changes in market conditions, the timing of land purchases, the ability to renegotiate with land sellers the terms of the land option contracts in question, the availability and best use of capital, and other factors. The Company records abandoned land deposits and related pre-acquisition costs in cost of sales-lots, land and other in the consolidated statements of operations in the period that it is abandoned. During the three and six months ended June 30, 2010, the Company recorded $1.2 million related to abandoned land deposits (not under land banking arrangements) and related pre-acquisition costs. During the six months ended June 30, 2009, the Company recorded $37.9 million related to abandoned land deposits and related pre-acquisition costs.

The following table summarizes inventory impairments recorded during the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Inventory impairments related to:
Land under development and homes completed and under construction	$291	$—	$291	$10,818
Land held for sale or sold	—	—	—	13,353

Total inventory impairments	$291	—	$291	$24,171

Number of projects impaired during the period	1	0	1	11

Number of projects assessed for impairment during the period	62	62	68	70

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 5 — Senior Notes and Secured Indebtedness

As of June 30, 2010, the Company had the following outstanding Senior Secured Term Loan due 2014, 7 5/8% Senior Notes due 2012, 10 3/4% Senior Notes due 2013 and 7 1/2% Senior Notes due 2014 (in thousands):

Senior Secured Term Loan due October 20, 2014	$206,000
7 5/8 % Senior Notes due December 15, 2012	67,204
10 3/4 % Senior Notes due April 1, 2013	168,311
7 1/2 % Senior Notes due February 15, 2014	84,701

$526,216

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

California Lyon received the first installment of $131.0 million, which funded in October 2009, and its second installment of $75.0 million, which funded in December 2009. Under the Term Loan Agreement, California Lyon will be restricted from future borrowings, and, if necessary, will be required to repay existing borrowings, in order to maintain required loan to value ratios such that: (i) the aggregate amount of outstanding loans under the Term Loan Agreement may not exceed 60% of the aggregate value of the properties securing the facility, with valuation based on the lower of appraised value (if any) and discounted net present value of the cash flows, plus unrestricted cash, and (ii) the aggregate amount of secured debt may not exceed 60% of the aggregate value of the properties owned by California Lyon and its subsidiaries, with valuation based on the lower of appraised value (if any) and discounted net present value of the cash flows. California Lyon is currently in compliance with the above requirements following each drawdown. The net proceeds to the Company from the first installment of the term loan, after giving effect to attorney fees, loan fees and other miscellaneous costs associated with the loan transaction, and repayment of the revolving credit facilities and purchase of the senior notes was $34.6 million. A portion of the $75.0 million proceeds from the second installment were used to fund the Company’s opportunistic land acquisitions in 2010.

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

The Term Loan will mature on October 20, 2014; however, in the event that any portion of the outstanding principal amounts (the “Repaid Senior Note Principal”) of the Senior Notes is repaid (whether or not at maturity), the Lenders may elect to require California Lyon to repay that portion of the outstanding Loan as bears the same ratio to the entire Loan outstanding (excluding any obligation of California Lyon with respect to the Exit fee or Make-Whole Payment) as the Repaid Senior Note Principal bears to the entire amounts then outstanding under all of the indentures. All or a portion of the Term Loan may also be accelerated upon certain other events described in the Loan Agreement. The lenders waived the requirement for such repayment in connection with the Senior Note repurchases described in Note 10 and in Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The Term Loan Agreement contains covenants that limit the ability of California Lyon and the Company to, among other things: (i) incur liens; (ii) incur additional indebtedness; (iii) transfer or dispose of assets; (iv) merge, consolidate or alter their line of business; (v) guarantee obligations; (vi) engage in affiliated party transactions; (vii) declare or pay dividends or make other distributions or repurchase stock; (viii) make advances, loans or investments; (ix) repurchase debt (including under the Senior Note indentures) and (x) engage in change of control transactions.

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

In addition, under the Term Loan, the Company is required to comply with a number of covenants, the most restrictive of which require the Company to maintain:

•	A tangible net worth, as defined, of not less than $75.0 million;

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

The Company’s covenant compliance for the Term Loan at June 30, 2010 is detailed in the table set forth below:

Covenant and Other Requirements	Actual at June 30, 2010	Covenant Requirements at June 30, 2010
Tangible Net Worth (1)	$133.4	≥$75.0
Borrowing Base	40.9%	≤60%
Maximum Permitted Secured Indebtedness	50.9%	≤60%
Excluded Assets	$13.6	≤$20.0

(1)	Tangible Net Worth was calculated based on the stated amount of equity less intangible assets of $14.5 million as of June 30, 2010.

As of and for the period ending June 30, 2010, the Company is in compliance with the covenants under this loan.

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

7  5/8% Senior Notes

On November 22, 2004, California Lyon issued $150.0 million principal amount of 7 5/8% Senior Notes due 2012 (the “7 5/8% Senior Notes”), resulting in net proceeds to the Company of approximately $148.5 million. Of the initial $150.0 million, $67.2 million in aggregate principal amount remained as of June 30, 2010 and December 31, 2009.

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

10  3/4% Senior Notes

On March 17, 2003 California Lyon issued $250.0 million of 10 3/4% Senior Notes due 2013 (the “10 3/4% Senior Notes”) at a price of 98.493% to the public, resulting in net proceeds to the Company of approximately $246.2 million. The purchase price reflected a discount to yield 11% under the effective interest method and the notes have been reflected net of the unaccreted discount in the consolidated balance sheet. Of the initial $250.0 million, $168.3 million and $168.2 million aggregate principal amount remained outstanding as of June 30, 2010 and December 31, 2009, respectively. In July 2010, the Company repurchased, in a privately negotiated transaction, $10.5 million principal amount of its outstanding 10 3/4 % Senior Notes at a cost of $9.0 million plus accrued interest.

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

7  1/2% Senior Notes

On February 6, 2004, California Lyon issued $150.0 million principal amount of 7 1/2% Senior Notes due 2014 (the “7 1/2% Senior Notes”), resulting in net proceeds to the Company of approximately $147.6 million. Of the initial $150.0 million, $84.7 million aggregate principal amount remained outstanding as of June 30, 2010 and December 31, 2009.

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

As of and for the period ending June 30, 2010, the Company was in compliance with these covenants.

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

Construction Notes Payable

At June 30, 2010, the Company had two construction notes payable totalling $23.9 million. One of the notes matures in July 2011 and bears interest at rates based on either LIBOR or prime with an interest rate floor of 6.5% and an outstanding principal balance of $13.9 million. Interest is calculated on the average daily balance and is paid following the end of each month.

The other construction note had a remaining balance at June 30, 2010 of $10.0 million, after giving effect to a partial prepayment of the note in the amount of $28.1 million that was made in May 2010. This note was previously due to mature in July 2010; however, in conjunction with the partial prepayment, the Company and the lender entered into a new loan agreement for the remaining outstanding principal of $10.0 million, which matures July 2015. The new loan pays interest monthly at a fixed rate of 12.5%, with quarterly principal payments of $0.5 million beginning in July 2010. The interest rate decreases to 10.0% when the principal balance is reduced to $7.5 million.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Seller Financing

At June 30, 2010, the Company had $10.7 million of notes payable outstanding related to a land acquisition for which seller financing was provided, which is included in notes payable in the accompanying consolidated balance sheet. The seller financing note is due at various dates through 2012 and bear interest at 7.0%. Interest is calculated on the principal balance outstanding and is accrued and paid to the seller at the time each residential unit is closed. In addition, the Company makes an annual interest payment on the outstanding principal balance related to any remaining residential units.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

CONSOLIDATING BALANCE SHEET

June 30, 2010

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
ASSETS
Cash and cash equivalents	$—	$107,936	$133	$2,450	$—	$110,519
Restricted cash	—	3,892	—	—	—	3,892
Receivables	—	11,361	318	3,454	—	15,133
Income tax refund receivable	—	—	—	—	—	—
Real estate inventories
Owned	—	605,257	—	10,281	—	615,538
Not owned	—	55,270	—	—	—	55,270
Investments in and advances to unconsolidated joint ventures	—	2,295	—	—	—	2,295
Property and equipment, net	—	1,362	—	—	—	1,362
Deferred loan costs	—	14,500	—	—	—	14,500
Other assets	—	4,462	203	—	—	4,665
Investments in subsidiaries	137,578	4,002	—	—	(141,580)	—
Intercompany receivables	—	—	204,082	11	(204,093)	—

	$137,578	$810,337	$204,736	$16,196	$(345,673)	$823,174

LIABILITIES AND EQUITY
Accounts payable	$—	$12,780	$27	$1,598	$—	$14,405
Accrued expenses	—	44,528	245	83	—	44,856
Liabilities from inventories not owned	—	55,270	—	—	—	55,270
Notes payable	—	34,551	—	—	—	34,551
Senior Secured Term Loan	—	206,000	—	—	—	206,000
7 5/8 % Senior Notes	—	67,204	—	—	—	67,204
10 3/4 % Senior Notes	—	168,311	—	—	—	168,311
7 1/2 % Senior Notes	—	84,701	—	—	—	84,701
Intercompany payables	—	203,878	—	215	(204,093)	—

Total liabilities	—	877,223	272	1,896	(204,093)	675,298
Equity
Noncontrolling interest	—	—	—	—	10,298	10,298
Stockholders’ equity (deficit)	137,578	(66,886)	204,464	14,300	(151,878)	137,578

	$137,578	$810,337	$204,736	$16,196	$(345,673)	$823,174

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended June 30, 2010

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$79,916	$6,025	$—	$—	$85,941
Construction services	—	751	—	—	—	751

	—	80,667	6,025	—	—	86,692

Operating costs
Cost of sales	—	(66,390)	(5,991)	13	—	(72,368)
Impairment loss on real estate assets	—	(291)	—	—	—	(291)
Construction services	—	(674)	—	—	—	(674)
Sales and marketing	—	(5,315)	(424)	(76)	—	(5,815)
General and administrative	—	(5,483)	(89)	(12)	—	(5,584)
Other	—	(1,004)	—	—	—	(1,004)

	—	(79,157)	(6,504)	(75)	—	(85,736)

Equity in income of unconsolidated joint ventures	—	761	—	—	—	761

(Loss) income from subsidiaries	(4,538)	(484)	14	—	5,008	—

Operating loss	(4,538)	(1,787)	(465)	(75)	5,008	1,717
Interest expense, net of amounts capitalized	—	(6,213)	—	—	—	(6,213)
Other loss, net	—	(41)	(85)	(37)	—	(163)

Loss before benefit from income taxes	(4,538)	(4,467)	(550)	(112)	5,008	(4,659)
Benefit from income taxes	—	—	—	—	—	—

Consolidated net loss	(4,538)	(4,467)	(550)	(112)	5,008	(4,659)
Less: Net loss—non-controlling interest	—	—	—	—	121	121

Net loss attributable to William Lyon Homes	$(4,538)	$(4,467)	$(550)	$(112)	$5,129	$(4,538)

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended June 30, 2009

(in thousands)

	Unconsolidated				Eliminating Entries	Consolidated Company
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Operating revenue
Sales	$—	$57,795	$7,417	$3,079	$—	$68,291
Construction services	—	9,116	—	—	—	9,116
Management fees	—	144	—	—	(144)	—

	—	67,055	7,417	3,079	(144)	77,407

Operating costs
Cost of sales	—	(50,727)	(7,261)	(2,657)	144	(60,501)
Loss on impairment of real estate assets	—	—	—	—	—	—
Construction services	—	(7,842)	—	—	—	(7,842)
Sales and marketing	—	(3,857)	(474)	(207)	—	(4,538)
General and administrative	—	(4,479)	(47)	3	—	(4,523)
Other	—	(687)	—	—	—	(687)

	—	(67,592)	(7,782)	(2,861)	144	(78,091)

Equity in income of unconsolidated joint ventures	—	413	—	—	—	413

Income (loss) from subsidiaries	39,676	(693)	—	—	(38,983)	—

Operating (loss) income	39,676	(817)	(365)	218	(38,983)	(271)
Interest expense, net of amounts capitalized	—	(8,321)	—	—	—	(8,321)
Gain on retirement of debt	—	49,043	—	—	—	49,043
Other income (loss), net	—	19	(867)	73	—	(775)

Income (loss) before benefit from income taxes	39,676	39,924	(1,232)	291	(38,983)	39,676

Benefit from income taxes	—	—	—	—	—	—

Consolidated net income (loss)	39,676	39,924	(1,232)	291	(38,983)	39,676
Less: Net loss—non-controlling interest	—	—	—	—	(289)	(289)

Net income (loss) attributable to William Lyon Homes	$39,676	$39,924	$(1,232)	$291	$(39,272)	$39,387

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS

Six Months Ended June 30, 2010

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$113,679	$10,124	$—	$—	$123,803
Construction services	—	6,052	—	—	—	6,052

	—	119,731	10,124	—	—	129,855

Operating costs
Cost of sales	—	(93,899)	(9,871)	40	—	(103,730)
Impairment loss on real estate assets	—	(291)	—	—	—	(291)
Construction services	—	(3,921)	—	—	—	(3,921)
Sales and marketing	—	(8,652)	(653)	(97)	—	(9,402)
General and administrative	—	(11,402)	(163)	(21)	—	(11,586)
Other	—	(1,898)	—	—	—	(1,898)

	—	(120,063)	(10,687)	(78)	—	(130,828)

Equity in income of unconsolidated joint ventures	—	1,173	—	—	—	1,173

(Loss) income from subsidiaries	(13,022)	(546)	12	—	13,556	—

Operating (loss) income	(13,022)	295	(551)	(78)	13,556	200
Interest expense, net of amounts capitalized	—	(13,307)	—	—	—	(13,307)
Other income (loss), net	—	58	(145)	16	—	(71)

Loss before benefit from income taxes	(13,022)	(12,954)	(696)	(62)	13,556	(13,178)
Benefit from income taxes	—	65	—	—	—	65

Consolidated net loss	(13,022)	(12,889)	(696)	(62)	13,556	(13,113)
Less: Net loss—non-controlling interest	—	—	—	—	91	91

Net loss attributable to William Lyon Homes	$(13,022)	$(12,889)	$(696)	$(62)	$13,647	$(13,022)

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS

Six Months Ended June 30, 2009

(in thousands)

	Unconsolidated				Eliminating Entries	Consolidated Company
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Operating revenue
Sales	$—	$111,785	$14,647	$4,939	$—	$131,371
Construction services	—	15,375	—	—	—	15,375
Management fees	—	234	—	—	(234)	—

	—	127,394	14,647	4,939	(234)	146,746

Operating costs
Cost of sales	—	(137,670)	(14,079)	(4,110)	234	(155,625)
Impairment loss on real estate assets	—	(24,171)	—	—	—	(24,171)
Construction services	—	(13,611)	—	—	—	(13,611)
Sales and marketing	—	(7,286)	(966)	(412)	—	(8,664)
General and administrative	—	(10,391)	(144)	(18)	—	(10,553)
Other	—	(2,547)	—	—	—	(2,547)

	—	(195,676)	(15,189)	(4,540)	234	(215,171)

Equity in loss of unconsolidated joint ventures	—	(1,310)	—	—	—	(1,310)

Loss from subsidiaries	(29,614)	(1,018)	—	—	30,632	—

Operating (loss) income	(29,614)	(70,610)	(542)	399	30,632	(69,735)
Interest expense, net of amounts capitalized	—	(17,033)	—	—	—	(17,033)
Gain on retirement of debt	—	57,973	—	—	—	57,973
Other income, loss net	—	443	(1,119)	(46)	—	(722)

(Loss) income before benefit from income taxes	(29,614)	(29,227)	(1,661)	353	30,632	(29,517)
Benefit from income taxes	—	22	—	—	—	22

Consolidated net (loss) income	(29,614)	(229,205)	(1,661)	353	30,632	(29,495)
Less: Net (loss) income—non-controlling interest	—	—	—	—	(119)	(119)

Net (loss) income attributable to William Lyon Homes	$(29,614)	$(29,205)	$(1,661)	$353	$30,513	$(29,614)

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2010

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating activities
Net loss	$(13,022)	$(12,889)	$(696)	$(62)	$13,556	$(13,113)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	—	166	63	—	—	229
Impairment loss on real estate assets	—	291	—	—	—	291
Equity in income of unconsolidated joint ventures	—	(1,173)	—	—	—	(1,173)
Loss on disposition of fixed asset	—	—	122	—	—	122
Equity in earnings of subsidiaries	13,022	546	(12)	—	(13,556)	—
Benefit from income taxes	—	(65)	—	—	—	(65)
Net changes in operating assets and liabilities:
Restricted cash	—	460	—	—	—	460
Receivables	—	1,238	2	(79)	—	1,161
Income tax refund receivable	—	107,054	—	—	—	107,054
Real estate inventories—owned	—	(79,641)	—	(2,047)	—	(81,688)
Deferred loan costs	—	1,731	—	—	—	1,731
Other assets	—	13,357	14	—	—	13,371
Accounts payable	—	3,866	(15)	(492)	—	3,359
Accrued expenses	—	(286)	(152)	—	—	(438)

Net cash provided (used in) by operating activities	—	34,655	(674)	(2,680)	—	31,301

Investing activities
Net change in investment in and advances to unconsolidated joint ventures	—	581	—	—	—	581
Purchases of property and equipment	—	96	(136)	—	—	(40)
Investments in subsidiaries	—	(570)	12	—	558	—

Net cash provided by (used in) investing activities	—	107	(124)	—	558	541

Financing activities
Proceeds from borrowings on notes payable	—	6,679	—	—	—	6,679
Principal payments on notes payable	—	(48,379)	—	—	—	(48,379)
Non-controlling interest contributions, net	—	—	—	—	2,790	2,790
Advances to affiliates	—	—	(15)	2,785	(2,770)	—
Intercompany receivables/payables	—	(373)	835	116	(578)	—

Net cash (used in) provided by financing activities	—	(42,073)	820	2,901	(558)	(38,910)

Net (decrease) increase in cash and cash equivalents	—	(7,311)	22	221	—	(7,068)
Cash and cash equivalents at beginning of period	—	115,247	111	2,229	—	117,587

Cash and cash equivalents at end of period	$—	$107,936	$133	$2,450	$—	$110,519

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 6 — Fair Value of Financial Instruments

In accordance with FASB ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), the Company is required to disclose the estimated fair value of financial instruments. As of June 30, 2010, the Company used the following assumptions to estimate the fair value of each type of financial instrument for which it is practicable to estimate:

•	Cash and Cash Equivalents — The carrying amount is a reasonable estimate of fair value. The Company’s cash balances primarily consist of short-term liquid investments and demand deposits.

•

Construction Notes Payable — On certain notes, the carrying amount is a reasonable estimate of fair value because the maturities occur within one year or the loan was renegotiated during the period. On certain other notes, the Company used Level 3 unobservable inputs, as defined below, to estimate fair value.

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

•

Senior Notes Payable — The senior notes are traded over the counter and their fair values were based upon quotes from industry sources except for the 10 3/4% Senior Notes due 2010, which is based on the price of a repurchase that occurred in July, 2010.

The estimated fair values of financial instruments are as follows (in thousands):

	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$110,519	$110,519	$117,587	$117,587
Financial liabilities:
Construction notes payable	$23,899	$23,461	$64,227	$42,149
Seller financing	$10,652	$10,652	$—	$—
Senior Secured Term Loan due 2014	$206,000	$206,000	$206,000	$206,000
7 5/8 % Senior Notes due 2012	$67,204	$55,225	$67,204	$42,943
10 3/4 % Senior Notes due 2013	$168,311	$144,310	$168,158	$120,233
7 1/2 % Senior Notes due 2014	$84,701	$63,949	$84,701	$59,291

The Company has implemented the requirements of ASC 820 for the Company’s financial assets and liabilities. ASC 820 establishes a framework for measuring fair value, expands disclosures regarding fair value measurements, and defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 requires the Company to maximize the use of observable market inputs, minimize the use of unobservable market inputs and disclose in the form of an outlined hierarchy the details of such fair value measurements. ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to a fair value measurement are considered to be observable or unobservable in a marketplace. The three levels of the hierarchy are as follows:

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

The following table summarizes the fair-value measurements of its non-financial assets for the three and six months ended June 30, 2010:

	Fair Value Hierarchy	Fair Value at Measurement Date(1)	Impairment Charges for the Three and Six Months Ended June 30, 2010(1)
	(in thousands)
Land under development and homes completed and under construction(2)	Level 3	$574	$291

(1)	Amounts represent the aggregate fair values for communities where the Company recognized noncash inventory impairment charges during the period, as of June 30, 2010, the date that the fair value measurements were made. The carrying value for these communities may have subsequently increased or decreased from the fair value reflected due to activity that has occurred since the measurement date.
(2)	In accordance with ASC 360, inventory under this caption with a carrying value of $0.9 million was written down to its fair value of $0.6 million at June 30, 2010, resulting in total impairments of $0.3 million for the period.

The following table summarizes the fair-value measurements of its non-financial assets for the six months ended June 30, 2009:

	Fair Value Hierarchy	Fair Value at Measurement Date(1)	Impairment Charges for the Six Months Ended June 30, 2009(1)
	(in thousands)
Land under development and homes completed and under construction(2)	Level 3	$12,241	$10,818
Inventory held-for-sale(3)	Level 3	7,822	13,353

(1)	Amounts represent the aggregate fair values for communities where the Company recognized noncash inventory impairment charges during the period, as of March 31, 2009, the date that the fair value measurements were made. The carrying value for these communities may have subsequently increased or decreased from the fair value reflected due to activity that has occurred since the measurement date.
(2)	In accordance with ASC 360, inventory under this caption with a carrying value of $23.1 million was written down to its fair value of $12.3 million at March 31, 2009, resulting in total impairments of $10.8 million for the period.
(3)	In accordance with ASC 360, inventory under this caption with a carrying value of $21.2 million was written down to its fair value of $7.8 million at March 31, 2009, resulting in total impairments of $13.4 million.

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

Note 7 — Related Party Transactions

On December 27, 2007, the Company sold certain land in San Diego County, California for $12.0 million in cash to a limited liability company owned indirectly by Frank T. Suryan, Jr. as Trustee for the Suryan Family Trust. Mr. Suryan is Chairman and Chief Executive Officer of Lyon Capital Ventures, a company wholly-owned by Frank T. Suryan, Jr., General William Lyon, Chairman and Chief Executive Officer of the Company, and a trust whose sole beneficiary is William H. Lyon, President and Chief Operating Officer of the Company. The Company received a report from a third-party valuation and financial advisory services firm as to the reasonableness of the sales price in the transaction. Further, the transaction was unanimously approved by all independent members of the Board of Directors. Prior to the sale, the net book value of this land (as reflected on the Company’s financial statements) was approximately $18.7 million resulting in a loss on the transaction of $6.7 million. In October 2008, in a separately negotiated transaction from the sale of the land to the Company owned indirectly by the Suryan Family Trust (the “Owner”), the Company was contracted by and for the Owner to build apartment units for a contract price of $13.5 million, which includes the Company’s contractor fee of $0.5 million. As described in Note 1, the Company accounts for this transaction based on the percentage of completion method, and recorded construction services revenue of $4.4 million and construction services costs of $4.2 million during the three months ended March 31, 2009, respectively. This project was completed during 2009 and therefore there are no comparable amounts during the three or six months ended June 30, 2010.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

For the three and six months ended June 30, 2010, the Company incurred reimbursable on-site labor costs of $57,000 and $119,000, respectively, and for the three and six months ended June 30, 2009, the Company incurred reimbursable on-site labor-costs of $44,000 and $112,000, respectively, for providing customer service to real estate projects developed by entities controlled by William Lyon and William H. Lyon. At June 30, 2010 and December 31, 2009, $104,000 and $58,000, respectively, was due to the Company for reimbursable on-site labor costs.

The Company earned fees of $89,000 and $244,000, respectively, during the three and six months ended June 30, 2010 with no comparable amounts in 2009, related to a Human Resources and Payroll Services contract between the Company and an entity controlled by General William Lyon and William H. Lyon of which $88,000 was due to the Company at June 30, 2010.

For the three and six months ended June 30, 2010, the Company incurred charges of $197,000 and $393,000, respectively, related to rent on its corporate office, from a trust of which William H. Lyon is the sole beneficiary. For the three and six months ended June 30, 2009, the Company incurred charges of $197,000 and $393,000, respectively.

On September 3, 2009, Presley CMR, Inc., a California corporation (“Presley CMR”) and wholly owned subsidiary of California Lyon, entered into an Aircraft Purchase and Sale Agreement (“PSA”) with an affiliate of General William Lyon to sell the aircraft described above. The PSA provided for an aggregate purchase price for the Aircraft of $8.3 million, (which value was the appraised fair market value of the Aircraft), which consists of: (i) cash in the amount of $2.1 million to be paid at closing and (ii) a promissory note from the affiliate in the amount of $6.2 million, which is included in receivables in the accompanying consolidated balance sheet at June 30, 2010 and December 31, 2009. The closing of this sale occurred on September 9, 2009. The Company recorded a loss on the sale of the Aircraft totaling $3.0 million in 2009.

In 2004, the Company entered into an aircraft consulting and management agreement with an affiliate (the “Affiliate”) of William Lyon to operate and manage the Company’s aircraft. The terms of the agreement provided that the Affiliate shall consult and render its advice and management services to the Company with respect to all functions necessary to the operation, maintenance and administration of the aircraft. The Company’s business plan for the aircraft included (i) use by Company executives for traveling on Company business to the Company’s divisional offices and other destinations, (ii) charter service to outside third parties and (iii) charter service to William Lyon personally. Charter services for outside third parties are contracted for at market rates. As compensation to the Affiliate for its management and consulting services under the agreement, the Company pays the Affiliate a fee equal to (i) the amount equal to 107% of compensation paid by the affiliate for the pilots supplied pursuant to the agreement, (ii) $50 per operating hour for the aircraft and (iii) $9,000 per month for hangar rent. In addition, all maintenance work, inspections and repairs performed by the

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Affiliate on the aircraft are charged to the Company at the Affiliate’s published rates for maintenance, inspections and repairs in effect at the time such work is completed. The total compensation paid to the Affiliate under the agreement amounted to $345,000 and $575,000, for the three and six months ended June 30, 2009, respectively.

Effective July 1, 2006, General William Lyon entered into a time sharing agreement (“the Agreement”) with the Company pertaining to his personal use of the aircraft. The agreement calls for General Lyon to reimburse the company for all costs incurred by the Company during his personal flights plus a surcharge on fuel consumption of two times the cost. Pursuant to the agreement, the Company had earned revenue of $39,000 and $53,000 for charter services provided to William Lyon personally, during the three and six months ended June 30, 2009, respectively.

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

The Company accounts for income taxes in accordance with FASB ASC Topic 740, Income Taxes (“ASC 740”). ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be considered “more-likely-than-not” to be sustained upon examination by taxing authorities. The Company has taken positions in certain taxing jurisdictions for which it is more likely than not that previously unrecognized tax benefits will be recognized. In addition, the Company has elected to recognize interest and penalties related to uncertain tax positions in the income tax provision. In accordance with the provisions of ASC 740, effective January 1, 2007, the Company recorded an income tax refund receivable of $5.7 million and recognized the associated tax benefit as an increase in additional paid-in capital. In connection therewith, the Company recorded interest receivable of $1.1 million and recognized the associated tax benefit as an increase in retained earnings. Since recording the income tax refund, the Company has received refunds and accrued additional interest, leaving approximately $5.2 million of income tax refunds and interest receivable on the consolidated balance sheet at December 31, 2009. The Company received the balance of the refunds and interest, totaling $5.2 million in the first quarter of 2010. At December 31, 2009 and June 30, 2010, the Company has no unrecognized tax benefits.

In compliance with the Company’s election to recognize interest income (expense) and penalties related to uncertain tax positions in the income tax provision, $75,000 of interest income related to the income tax refund received, recorded under the provisions of ASC 740, is included in the benefit from income taxes of $65,000 for the six months ended June 30, 2010.

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

As of June 30, 2010, the Company had $3.9 million of outstanding irrevocable standby letters of credit to guarantee the Company’s financial obligations under certain land banking arrangements and other contractual arrangements in the normal course of business. The standby letters of credit were secured by cash as reflected by restricted cash on the accompanying consolidated balance sheet. The beneficiary may draw upon these letters of credit in the event of a contractual default by the Company relating to each respective obligation. These letters of credit generally have a stated term of 12 months and have varying maturities throughout 2010 and 2011, at which time the Company may be required to renew to coincide with the term of the respective arrangement.

The Company also had outstanding performance and surety bonds of $96.2 million at June 30, 2010 related principally to its obligations for site improvements at various projects. The Company does not believe that draws upon these bonds, if any, will have a material effect on the Company’s financial position, results of operations or cash flows.

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Land Banking Agreements

The Company enters into purchase agreements with various land sellers. In some instances, and as a method of acquiring land in staged takedowns, thereby minimizing the use of funds from the Company’s corporate financing sources and limiting the Company’s risk, the Company transfers its right in such purchase agreements to entities owned by third parties (land banking arrangements). These entities use equity contributions and/or incur debt to finance the acquisition and development of the lots. The entities grant the Company an option to acquire lots in staged takedowns. In consideration for this option, the Company makes a non-refundable deposit of 15% to 25% of the total purchase price. The Company is under no obligation to purchase the balance of the lots, but would forfeit remaining deposits and be subject to penalties if the lots were not purchased. The Company does not have legal title to these entities or their assets and has not guaranteed their liabilities. These land banking arrangements help the Company manage the financial and market risk associated with land holdings. ASC 810 requires the consolidation of the assets, liabilities and operations of the Company’s land banking arrangements that are VIEs, of which none existed at June 30, 2010 and December 31, 2009.

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

Consolidated real estate inventories-owned include land deposits under option agreements or land banking arrangements of $55.3 million at June 30, 2010 and December 31, 2009, respectively.

Summary information with respect to the Company’s consolidated land banking arrangements is as follows as of June 30, 2010 (dollars in thousands):

Total number of land banking projects	1

Total number of lots	625

Total purchase price	$161,465

Balance of lots still under option and not purchased:
Number of lots	248

Purchase price	$55,270

Forfeited deposits if lots are not purchased	$25,234

Note 10 — Subsequent Events

In July 2010, the Company repurchased, in a privately negotiated transaction $10.5 million principal amount of its outstanding 10 3/4% Senior Notes at a cost of $9.0 million plus accrued interest. The Lenders of the Term Loan have permitted this repurchase and have waived their right to require any prepayment of the Term Loan in connection therewith. The net gain resulting from this purchase, after giving effect to amortization of related deferred loan costs and other fees, was approximately $1.5 million.

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

Results of Operations

Beginning in 2006 and continuing into the beginning of 2009, the homebuilding industry experienced decreased demand for housing and declining sales prices. These conditions were the result of an erosion of homebuyer confidence which was driven by increases in unemployment, limited availability of mortgage financing due to stress in the mortgage and credit markets, price instability, increasing foreclosures and increased levels of housing inventory in the market. In the latter part of 2009 and into 2010, in certain of the Company’s markets, the Company has experienced steadying sales absorption rates, a decrease in sales incentives and an increase in base pricing, while homebuilding costs continue to decrease. However, in certain of the Company’s projects, the Company experienced slower absorption rates than anticipated during the three months ended June 30, 2010. Management of the Company will continue to monitor these projects and may decrease base pricing or increase sales incentives to stimulate homebuyer demand and improve sales absorption at these projects. The Company’s number of net new home orders per average sales location overall decreased to 10.1 for the three months ended June 30, 2010 compared to 10.3 for the three months ended June 30, 2009. In Southern California, net new home orders per average sales location decreased to 14.6 during the three months ended June 30, 2010 from 14.8 for the same period in 2009. In Arizona, net new home orders per average sales location decreased to 9.7 in the 2010 period from 14.0 for the same period in 2009. The Company’s cancellation rate increased slightly to 18% in the three months ended June 30, 2010, compared to 17% in the 2009 period, particularly impacted by Southern California of 19% in the 2010 period compared to 17% in the 2009 period. In addition, the Company is experiencing increased homebuilding gross margin percentages of 17.4% in the three months ended June 30, 2010, compared to 13.7% in the 2009 period particularly impacted by Southern California gross margins of 18.2% in the 2010 period compared to 14.7% in the 2009 period, Northern California gross margins of 26.0% in the 2010 period compared to 12.5% in the 2009 period and Nevada of 17.5% in the 2010 period compared to 18.5% in the 2009 period.

Comparisons of Three Months Ended June 30, 2010 to June 30, 2009

On a consolidated basis, the number of net new home orders for the three months ended June 30, 2010 decreased 29% to 192 homes from 269 homes for the three months ended June 30, 2009. The number of homes closed on a consolidated basis for the three months ended June 30, 2010, increased 15% to 233 homes from 202 homes for the three months ended June 30, 2009. On a consolidated basis, the backlog of homes sold but not closed as of June 30, 2010 was 202, down 33% from 301 homes a year earlier.

Homes in backlog are generally closed within three to six months. The dollar amount of backlog of homes sold but not closed on a consolidated basis as of June 30, 2010 was $83.5 million, up 13% from $74.2 million as of June 30, 2009. The cancellation rate of buyers who contracted to buy a home but did not close escrow at the Company’s projects was approximately 18% during the three months ended June 30, 2010 compared to 17% during the three months ended June 30, 2009. The inventory of completed and unsold homes was 83 homes as of June 30, 2010, up from 35 homes at June 30, 2009.

The average number of sales locations during the quarter ended June 30, 2010 was 19, down 27% from 26 in the comparable period a year ago.

The Company’s number of new home orders per average sales location overall decreased 2% to 10.1 for the three months ended June 30, 2010 as compared to 10.3 for the three months ended June 30, 2009. This was attributable to Southern California new home orders per average sales location which decreased from 14.8 per location at June 30, 2009 to 14.6 per location at June 30, 2010, Northern California, which decreased from 8.5 per location at June 30, 2009 to 5.2 per location at June 30, 2010, and Arizona for which the number of new home orders per average sales location decreased from 14.0 per location at June 30, 2009 to 9.7 per location at June 30, 2010 and by Nevada which increased to 6.7 per location during the 2010 period compared to 4.0 per location in the 2009 period.

	Three Months Ended June 30,		Increase (Decrease)
	2010	2009	Amount	%
Number of Net New Home Orders
Southern California	117	133	(16)	(12)%
Northern California	26	34	(8)	(24)%
Arizona	29	70	(41)	(59)%
Nevada	20	32	(12)	(38)%

Total	192	269	(77)	(29)%

Cancellation Rate	18%	17%	(1)%

Net new home orders in each segment decreased period over period. Many of the Company’s Southern California markets have seen a reduction in sales incentives, an increase in base pricing and an increase in weekly absorption. In Arizona, net new home orders decreased 59% from 70 in the 2009 period to 29 in the 2010 period. Arizona experienced a significant increase in homebuyer demand in 2009 with the introduction of the new home buyer federal tax credit. In addition, in the 2010 period, the Company’s Arizona projects are experiencing competition from the large number of bank foreclosures and short sales in the marketplace.

Cancellation rates increased to 18% for the three month period ended June 30, 2010 from 17% for the three month period ended June 30, 2009. The change includes an increase in the cancellation rate in Southern California to 19% in the 2010 period from 17% in the 2009 period, a decrease in Northern California to 13% in the 2010 period from 21% in the 2009 period, an increase in Arizona to 15% in the 2010 period from 5% in the 2009 period and a decrease in Nevada to 17% in the 2010 period from 32% in the 2009 period.

	Three Months Ended June 30,		Increase (Decrease)
	2010	2009	Amount	%
Average Number of Sales Locations
Southern California	8	9	(1)	(11)%
Northern California	5	4	1	25%
Arizona	3	5	(2)	(40)%
Nevada	3	8	(5)	(63)%

Total	19	26	(7)	(27)%

The average number of sales locations decreased in each homebuilding segment except Northern California during the 2010 period primarily due to (i) final deliveries in a project and (ii) management’s efforts to manage cash outflows by limiting the purchase of new lots in 2008 and 2009. However, in the last half of 2009 and into 2010, the Company has purchased additional lots for new projects, some of which are open sales locations.

	June 30,		Increase (Decrease)
	2010	2009	Amount	%
Backlog (units)
Southern California	159	191	(32)	(17)%
Northern California	26	35	(9)	(26)%
Arizona	11	57	(46)	(81)%
Nevada	6	18	(12)	(67)%

Total	202	301	(99)	(33)%

The Company’s backlog at June 30, 2010 decreased 33% from levels at June 30, 2009, primarily resulting from a decrease in average sales locations and an increase in homes closed during the period. The decrease in backlog at quarter end reflects a decrease in total net new order activity of 29% to 192 homes in the 2010 period from 269 homes in the 2009 period. The decrease in backlog also reflects the increase in the number of homes closed by 15% to 233 in the 2010 period from 202 in the 2009 period.

	June 30		Increase (Decrease)
	2010	2009	Amount	%
	(dollars in thousands)
Backlog (dollars)
Southern California	$70,097	$50,526	$19,571	39%
Northern California	10,306	10,093	213	2%
Arizona	1,555	9,510	(7,955)	(84)%
Nevada	1,535	4,054	(2,519)	(62)%

Total	$83,493	$74,183	$9,310	13%

The dollar amount of backlog of homes sold but not closed as of June 30, 2010 was $83.5 million, up 13% from $74.2 million as of June 30, 2009. The increase in backlog during this period reflects a decrease in net new order activity of 29% to 192 homes in the 2010 period compared to 269 homes in the 2009 period. In addition, the dollar amount of backlog is affected by recent average sales prices for new home orders. The Company experienced an increase of 68% in the average sales price of homes in backlog to $413,300 as of June 30, 2010 compared to $246,500 as of June 30, 2009. The increase in the dollar amount of backlog of homes sold but not closed as described above generally results in an increase in operating revenues in the subsequent period as compared to the previous period.

In Southern California, the dollar amount of backlog increased 39% to $70.1 million as of June 30, 2010 from $50.5 million as of June 30, 2009, which is attributable to an increase of 67% in the average sales price of homes in backlog to $441,000 as of June 30, 2010 compared to $264,500 as of June 30, 2009, offset by a decrease of 12% in net new home orders in Southern California to 117 homes in the 2010 period compared to 133 homes in the 2009 period. In Southern California, the cancellation rate increased to 19% for the period ended June 30, 2010 from 17% for the period ended June 30, 2009.

In Northern California, the dollar amount of backlog increased 2% to $10.3 million as of June 30, 2010 from $10.1 million as of June 30, 2009, which is attributable to an increase of 37% in the average sales price of homes in backlog to $396,400 as of June 30, 2010 compared to $288,400 as of June 30, 2009, offset by a decrease of 24% in net new home orders in Northern California to 26 homes in the 2010 period compared to 34 homes in the 2009 period. In Northern California, the cancellation rate decreased to 13% for the period ended June 30, 2010 from 21% for the period ended June 30, 2009.

In Arizona, the dollar amount of backlog decreased 84% to $1.6 million as of June 30, 2010 from $9.5 million as of June 30, 2009, which is attributable to a decrease of 59% in net new home orders in Arizona to 29 homes in the 2010 period compared to 70 homes in the 2009 period, and a decrease of 15% in the average sales price of homes in backlog to $141,400 as of June 30, 2010 compared to $166,800 as of June 31, 2009. In Arizona, the cancellation rate increased to 15% for the 2010 period from 5% for the 2009 period.

In Nevada, the dollar amount of backlog decreased 62% to $1.5 million as of June 30, 2010 from $4.1 million as of June 30, 2009, which is attributable to a decrease of 38% in net new home orders in Nevada to 20 homes in the 2010 period compared to 32 homes in the 2009 period, offset by an increase of 14% in the average sales price of homes in backlog to $255,800 as of June 30, 2010 compared to $225,200 as of June 30, 2009. In Nevada, the cancellation rate decreased to 17% for the period from 32% for the 2009 period.

	Three Months Ended June 30,		Increase (Decrease)
	2010	2009	Amount	%
Number of Homes Closed
Southern California	161	85	76	89%
Northern California	12	43	(31)	(72)%
Arizona	36	40	(4)	(10)%
Nevada	24	34	(10)	(29)%

Total	233	202	31	15%

During the three months ended June 30, 2010, the number of homes closed increased 15% to 233 in the 2010 period from 202 in the 2009 period. The increase in home closings is primarily attributable to an 89% increase in Southern California to 161 homes closed in the 2010 period compared to 85 homes closed in the 2009 period and a 72% decrease in Northern California to 12 homes closed in the 2010 period compared to 43 in the 2009 period. The increase in Southern California is primarily attributable to (i) improved homebuyer demand in conjunction with a change in product mix and (ii) a decrease in average sales prices to $333,200 in the 2010 period compared to $468,100 in the 2009 period. In Northern California, the decrease is primarily attributable to the number of homes available during the period.

	Three Months Ended June 30,		Increase (Decrease)
	2010	2009	Amount	%
	(dollars in thousands)
Home Sales Revenue
Southern California	$53,640	$39,788	$13,852	35%
Northern California	3,319	12,693	(9,374)	(74)%
Arizona	6,025	7,417	(1,392)	(19)%
Nevada	5,753	7,510	(1,757)	(23)%

Total	$68,737	$67,408	$1,329	2%

The increase in homebuilding revenue of 2% to $68.7 million during the second quarter 2010 from $67.4 million during the second quarter 2009 is primarily attributable to (i) an increase in the number of homes closed to 233 during the 2010 period from 202 in the 2009 period, (ii) offset by a decrease in the average sales price of homes closed to $295,000 during the 2010 period from $333,700 during the 2009 period, and (iii) a decrease in the number of homes closed with a sale price in excess of $500,000 from 26 in the 2009 period to 13 in the 2010 period.

	Three Months Ended June 30,		Increase (Decrease)
	2010	2009	Amount	%
Average Sales Price of Homes Closed
Southern California	$333,200	$468,100	$(134,900)	(29)%
Northern California	276,600	295,200	(18,600)	(6)%
Arizona	167,400	185,400	(18,000)	(10)%
Nevada	239,700	220,900	18,800	9%

Total	$295,000	$333,700	$(38,700)	(12)%

The average sales price of homes closed during the 2010 period decreased in three segments and overall due primarily to a change in product mix. The number of homes closed with a sale price in excess of $500,000 was 26 in the 2009 period and 13 in the 2010 period.

	Three Months Ended June 30,		Increase (Decrease)
	2010	2009
Homebuilding Gross Margin Percentage
Southern California	18.2%	14.7%	3.5%
Northern California	26.0%	12.5%	13.5%
Arizona	4.7%	5.4%	(0.7)%
Nevada	17.5%	18.5%	(1.0)%

Total	17.4%	13.7%	3.7%

Homebuilding gross margin percentage during the 2010 period increased to 17.4% from 13.7% during the 2009 period which is primarily attributable to a 15% decrease in the average cost per home closed of $243,800 in the 2010 period from $288,100 in the 2009 period offset by a decrease in the average sales price of homes closed of 12% from $333,700 in the 2009 period to $295,000 in the 2010 period. The average cost decline is due to declining material prices as well as the effect of previous impairments.

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

Lots, Land and Other

Land sales revenue was $17.2 million during the 2010 period compared to $0.9 million during the 2009 period, related to an opportunistic land sale in Northern California in the 2010 period. During the three months ended June 30, 2010 the Company recorded gross profit related to land sales of $1.6 million.

Construction Services Revenue

Construction services revenue, which is all recorded in Southern California, was $0.8 million in the 2010 period compared with $9.1 million in the 2009 period. See Note 1 to “Notes to Consolidated Financial Statements” for further discussion.

Impairment Loss on Real Estate Assets

The Company evaluates homebuilding assets for impairment when indicators of impairments are present. Given the current market conditions in the homebuilding industry since 2008, the Company evaluates all homebuilding assets for impairments on a quarterly basis. Indicators of potential impairment include, but are not limited to, a decrease in housing market values and sales absorption rates. For the three months ended June 30, 2010, the Arizona segment recorded an impairment on real estate assets of $0.3 million with no comparable amount in the 2009 period.

The Company used discount rates in the estimated discounted cash flow assessments of a range of 21% to 25%. The rates resulted from an increase in the leverage component of our discount rate related to the interest cost on the Senior Secured Term Loan (14%) and a decrease in risk-related discount rates in California Projects due to improving market conditions.

The Company continues to evaluate land values to determine whether to hold for development or to sell at current prices, which may lead to additional impairment on real estate assets.

	Three Months Ended June 30,		Increase (Decrease)
	2010	2009	Amount	%
Sales and Marketing Expenses
Homebuilding
Southern California	$4,194	$2,523	$1,671	66%
Northern California	762	1,002	(240)	(24)%
Arizona	424	479	(55)	(11)%
Nevada	435	534	(99)	(19)%

Total	$5,815	$4,538	$1,277	28%

Sales and marketing expense increased $1.3 million to $5.8 million in the 2010 period from $4.5 million in the 2009 period, primarily attributable to an increase in advertising expense of $1.2 million from $0.9 million in the 2009 period to $2.1 million in the 2010 period, due to opening of new model complexes and the re-introduction of projects where development was temporarily suspended.

	Three Months Ended June 30,		Increase (Decrease)
	2010	2009	Amount	%
General and Administrative Expenses
Homebuilding
Southern California	$625	$664	$(39)	(6)%
Northern California	696	536	160	30%
Arizona	512	474	38	8%
Nevada	530	558	(28)	(5)%
Corporate	3,221	2,291	930	41%

Total	$5,584	$4,523	$1,061	23%

General and administrative expenses increased $1.1 million to $5.6 million in the 2010 period from $4.5 million in the 2009 period primarily due to increases in salaries and benefits expense as well as outside services incurred in association with the Secured Term Loan.

Other Items

Other operating costs increased to $1.0 million in the 2010 period compared to $0.7 million in the 2009 period. The increase is due to an increase in operating loss at one of the Company’s golf courses as well as other charges incurred during the quarter.

Equity in income (loss) of unconsolidated joint ventures increased to income of $0.8 million in the 2010 period from income of $0.4 million in the 2009 period, primarily due to income in the William Lyon Mortgage joint venture.

During the period ending June 30, 2009, the Company purchased, in privately negotiated transactions, $73.1 million principal amount of its outstanding Senior Notes at a cost of $23.1 million, plus accrued interest. The net gain resulting from the purchase, after giving effect to amortization of related deferred loan costs was $49.0 million.

During the period ending, June 30, 2010, the Company incurred interest related to its outstanding debt of $16.2 million and capitalized $10.0 million, resulting in net interest expense of $6.2 million. During the period ending June 30, 2009, the Company incurred interest related to its outstanding debt of $12.0 million and capitalized $3.7 million, resulting in net interest expense of $8.3 million.

The noncontrolling interest of consolidated entities decreased to noncontrolling interest in loss of $0.1 million in the 2010 period compared to noncontrolling interest in income of $0.3 million in the 2009 period.

	Three Months Ended June 30,		Increase (Decrease)
	2010	2009	Amount	%
(Loss) Income Before Benefit from Income Taxes
Homebuilding
Southern California	$(1,212)	$(1,841)	$(629)	(34)%
Northern California	1,912	218	(1,694)	777%
Arizona	(1,439)	(3,103)	(1,664)	(54)%
Nevada	(921)	(1,488)	(567)	(38)%
Corporate	(2,999)	45,890	48,889	(107)%

Total	$(4,659)	$39,676	$44,335	(112)%

In Southern California, loss before benefit from income taxes decreased 34% to a loss of $(1.2) million in the 2010 period from a loss of $(1.8) million in the 2009 period. The decrease in loss is primarily attributable to an increase in homebuilding gross margins to 18.2% in the 2010 period from 14.7% in the 2009 period.

In Northern California, income before benefit from income taxes improved to $1.9 million in the 2010 period from $0.2 million in the 2009 period. The change is primarily attributable to (i) an increase in homebuilding gross margins to 26.0% in the 2010 period from 12.5% in the 2009 period and, (ii) gross profit on sales of lots, land and other of $2.9 million in the 2010 period with no comparable amount in the 2009 period.

In Arizona, loss before benefit from income taxes decreased 54% to a loss of $(1.4) million in the 2010 period from a loss of $(3.1) million in the 2009 period. The decrease in loss is primarily attributable to a (i) a decrease in homebuilding revenue of $1.4 million to $6.0 million in the 2010 period from $7.4 million in the 2009 period, (ii) decrease in the average cost of homes closed to $159,500 in the 2010 period from $175,400 in the 2009 period, (iii) loss from sale of land of $1.4 million in the 2009 period with no comparable amount in the 2010 period, and (iv) impairment loss on real estate assets of $0.3 million in the 2010 period with no comparable amount in the 2009 period.

In Nevada, loss before benefit from income taxes decreased 38% to a loss of $(0.9) million in the 2010 period from a loss of $(1.5) million in the 2009 period. The decrease in loss is primarily attributable to an increase in the average sales price of homes closed to $239,700 in the 2010 period from $220,900 in the 2009 period.

The Corporate segment is a non-homebuilding segment where the Company develops and implements strategic initiatives and supports the Company's operating divisions by centralizing key administrative functions such as finance and treasury, information technology, tax planning, internal audit, risk management and litigation and human resources. The Company records the gain from retirement of senior notes and income tax provisions and benefits at the corporate segment. The change in (loss) income before benefit from income taxes to a loss of $(3.0) million in the 2010 period from income of $45.9 million in the 2009 period is attributable to the Company recording a gain on retirement of debt of $49.0 million in the 2009 period with no comparable amount in the 2010 period.

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

On November 6, 2009, an expanded carry back election was signed into law as part of the Worker, Homeownership, and Business Assistance Act of 2009. As a result of this legislation, the Company elected to carry back for five years the taxable losses generated in 2009. As of December 31, 2009, the Company recorded an income tax refund receivable and the related income tax benefit of $101.8 million. The Company received the tax refund during the first quarter of 2010.

Net Loss

As a result of the foregoing factors, net loss for the three months ended June 30, 2010 was $4.5 million compared to net income for the three months ended June 30, 2009 of $39.4 million.

Lots Owned and Controlled

The table below summarizes the Company’s lots owned and controlled as of the periods presented:

	June 30,		Increase (Decrease)
	2010	2009	Amount	%
Lots Owned
Southern California	1,146	1,405	(259)	(18)%
Northern California	686	856	(170)	(20)%
Arizona	5,003	5,470	(467)	(9)%
Nevada	2,704	2,767	(63)	(2)%

Total	9,539	10,498	(959)	(9)%

Lots Controlled(1)
Southern California	370	406	(36)	(9)%
Arizona	767	713	54	8%

Total	1,137	1,119	18	2%

Total Lots Owned and Controlled	10,676	11,617	(941)	(8)%

(1)	Lots controlled may be purchased by the Company as consolidated projects or may be purchased by newly formed joint ventures.

Comparison of Six Months Ended June 30, 2010 to June 30, 2009

On a consolidated basis, the number of net new home orders for the six months ended June 30, 2010 decreased 17% to 373 homes from 451 homes for the six months ended June 30, 2009. The number of homes closed on a consolidated basis for the six months ended June 30, 2010, decreased 6% to 365 homes from 390 homes for the six months ended June 30, 2009.

The cancellation rate of buyers who contracted to buy a home but did not close escrow at the Company's projects was approximately 18% during the six months ended June 30, 2010 compared to 22% during the six months ended June 30, 2009.

The average number of sales locations during the six months ended June 30, 2010 was 19, down 30% from 27 in the comparable period a year ago. The Company's number of new home orders per average sales location increased to 19.6 for the six months ended June 30, 2010 as compared to 16.7 for the six months ended June 30, 2009.

	Six Months Ended June 30,		Increase (Decrease)
	2010	2009	Amount	%
Number of Net New Home Orders
Southern California	232	218	14	6%
Northern California	51	67	(16)	(24)%
Arizona	51	100	(49)	(49)%
Nevada	39	66	(27)	(41)%

Total	373	451	(78)	(17)%

Cancellation Rate	18%	22%	(4)%

Three of the Company’s homebuilding segments experienced declines in net new home orders during the 2010 period. In Arizona, net new home orders decreased 49% from 100 in the 2009 period to 51 in the 2010 period. Arizona experienced a significant increase in homebuyer demand in 2009 with the introduction of the new home buyer federal tax credit. In addition, in the 2010 period, the Company’s Arizona projects are experiencing competition from the large number of bank foreclosures and short sales in the marketplace.

Cancellation rates during the 2010 period decreased to 18% from 22% during the 2009 period. The change includes a decrease in the cancellation rate in Southern California to 18% in the 2010 period from 20% in the 2009 period, in Northern California to 12% in the 2010 period from 26% in the 2009 period, in Arizona to 23% in the 2010 period from 11% in the 2009 period and in Nevada to 19% in the 2010 period from 34% in the 2009 period.

	Six Months Ended June 30,		Increase (Decrease)
	2010	2009	Amount	%
Average Number of Sales Locations
Southern California	8	10	(2)	(20)%
Northern California	4	4	—	0%
Arizona	3	5	(2)	(40)%
Nevada	4	8	(4)	(50)%

Total	19	27	(8)	(30)%

The average number of sales locations decreased in each homebuilding segment, except for Northern California, during the 2010 period primarily due to (i) management's on-going efforts to manage cash outflows through, among other things, limiting the purchase of new lots and (ii) final deliveries in certain projects. In 2009 and 2010, the Company has purchased additional lots for new projects, some of which are active selling communities.

	Six Months Ended June 30,		Increase (Decrease)
	2010	2009	Amount	%
Number of Homes Closed
Southern California	231	161	70	43%
Northern California	31	80	(49)	(61)%
Arizona	57	77	(20)	(26)%
Nevada	46	72	(26)	(36)%

Total	365	390	(25)	(6)%

During the 2010 period, the number of homes closed decreased 6% compared to the 2009 period. In Arizona and Nevada, the decrease is primarily attributable to a decrease in the average number of sales locations to 3 and 4, respectively, in the 2010 period from 5 and 8, respectively, in the 2009 period. In Northern California, the decrease is attributable to the lack of available lots to be closed in the 2010 period. The number of homes in backlog at December 31, 2009 in Northern California was 6 homes. In Southern California, the increase is attributable to a change in product mix and average sales price, which decreased to $324,800 in the 2010 period compared to $423,400 in the 2009 period.

	Six Months Ended June 30,		Increase (Decrease)
	2010	2009	Amount	%
Home Sales Revenue (dollars in thousands)
Southern California	$75,021	$68,171	$6,850	10%
Northern California	11,266	24,551	(13,285)	(54)%
Arizona	10,124	14,647	(4,523)	(31)%
Nevada	10,188	16,587	(6,399)	(39)%

Total	$106,599	$123,956	$(17,357)	(14)%

The decrease in homebuilding revenue of 14% to $106.6 million during the 2010 period from $124.0 million during the 2009 period is primarily attributable to a decrease in the number of homes closed to 365 during the 2010 period from 390 during the 2009 period and a decrease in the average sales price of homes closed to $292,100 during the 2010 period from $317,800 during the 2009 period.

	Six Months Ended June 30,		Increase (Decrease)
	2010	2009	Amount	%
Average Sales Price of Homes Closed
Southern California	$324,800	$423,400	$(98,600)	(23)%
Northern California	363,400	306,900	56,500	18%
Arizona	177,600	190,200	(12,600)	(7)%
Nevada	221,500	230,400	(8,900)	(4)%

Total	$292,100	$317,800	$(25,700)	(8)%

The average sales price of homes closed during the 2010 period decreased in each segment, except Northern California, due to a change in product mix for actively selling projects.

	Six Months Ended June 30,		Increase (Decrease)
	2010	2009
Homebuilding Gross Margin Percentage
Southern California	17.7%	13.4%	4.3%
Northern California	26.4%	10.5%	15.9%
Arizona	5.1%	7.0%	(1.9)%
Nevada	16.2%	13.0%	3.2%

Total	17.3%	12.0%	5.3%

Homebuilding gross margin percentage during the 2010 period increased to 17.3% from 12.0% during the 2009 period which is primarily attributable to (i) a 14% decrease in the average cost per home closed to $241,500 in the 2010 period from $279,600 in the 2009 period, (ii) home closings in projects where previous impairment losses had been incurred, and (iii) offset by a decrease in the average sales price of homes closed of 8% from $317,800 in the 2009 period to $292,100 in the 2010 period.

Homebuilding gross margins may be negatively impacted by a weak economic environment, which includes homebuyers' reluctance to purchase new homes, increase in foreclosure rates, tightening of mortgage loan origination requirements, continued high cancellation rates, which could affect our ability to maintain existing home prices and/or home sales incentive levels and continued deterioration in the demand for new homes in our markets, among other things.

Lots, Land and Other

Land sales revenue was $17.2 million during the 2010 period, related to an opportunistic land sale in Northern California, compared with $7.4 million during the 2009 period, which was a land sale in Arizona. During the six months ended June 30, 2010 and 2009, the Company recorded gross margin related to land sales of $1.6 million and $(39.2) million, respectively. Included in these amounts are the write-off of land deposits and pre-acquisition costs of $1.2 million and $37.9 million, respectively, related to future projects which the Company has concluded are not currently economically viable. The write-off of land deposits and pre-acquisition costs of $37.9 million recorded during the six months ended June 30, 2009 are attributable to projects held in three of its land banking arrangements. Management of the Company determined that the remaining purchase prices of the lots in the arrangements were priced above current market values.

Construction Services Revenue

Construction services revenue, which is all recorded in Southern California, was $6.1 million in the 2010 period, compared to $15.4 million in the 2009 period. See Note 1 of "Notes to Consolidated Financial Statements" for further discussion.

	Six Months Ended June 30,		Increase (Decrease)
	2010	2009
Impairment Loss on Real Estate Assets (dollars in thousands)
Land under development and homes completed and under construction
Southern California	$—	$450	$(450)
Northern California	—	6,144	(6,144)
Arizona	291	—	291
Nevada	—	4,224	(4,224)

Total	$291	$10,818	$(10,527)

Land Held-for-Sale or Sold
Nevada	$—	$13,353	$(13,353)

Total	—	13,353	(13,353)

Total Impairment Loss on Real Estate Assets	$291	$24,171	$(23,880)

The Company evaluates homebuilding assets for impairments when indicators of potential impairments are present. Given the current market conditions in the homebuilding industry, the Company evaluates all homebuilding assets for impairments each quarter. Indicators of potential impairment include, but are not limited to, a decrease in housing market values and sales absorption rates.

The impairment loss related to land under development and homes completed and under construction incurred during the six months ended June 30, 2009, primarily resulted from decreases in home sales prices, due to increased sales incentives, and the continued deterioration in the homebuilding industry. In addition, during the 2009 period, the Company used discount rates in the estimated discounted cash flow assessments of 21% to 25%. The rates resulted from an increase in the leverage component of our discount rate related to the interest cost on the Senior Secured Term Loan (14%) and a decrease in risk-related discount rates in California Projects due to improving market conditions.

The impairment loss related to land held-for-sale or sold in the 2009 period primarily resulted from significant decreases in the fair market values of new homes being sold, as this has caused corresponding declines in the fair market values of land held by the Company. Also contributing to this impairment was the decision that the best economic value to the Company of these lots was to sell them in their current condition as opposed to holding the lots and eventually building and selling homes. The Company continues to evaluate land values to determine whether to hold for development or to sell at current prices, which may lead to additional impairment on real estate assets.

	Six Months Ended June 30,		Increase (Decrease)
	2010	2009	Amount	%
Sales and Marketing Expenses (dollars in thousands)
Homebuilding
Southern California	$6,525	$4,361	$2,164	50%
Northern California	1,357	2,040	(683)	(33)%
Arizona	652	984	(332)	(34)%
Nevada	868	1,279	(411)	(32)%

Total	$9,402	$8,664	$738	9%

Sales and marketing expense increased $0.7 million to $9.4 million in the 2010 period from $8.7 million in the 2009 period primarily due to (i) an increase of $2.0 million in advertising costs, offset by (ii) a decrease in direct selling expenses of approximately $1.3 million which was primarily a reduction in outside broker commissions paid due to the decrease in units closed of 6% and decrease in revenue from home sales of 14% in 2010 as compared to 2009.

	Six Months Ended June 30,		Increase (Decrease)
	2010	2009	Amount	%
General and Administrative Expenses (dollars in thousands)
Homebuilding
Southern California	$1,914	$2,234	$(320)	(14)%
Northern California	1,232	1,240	(8)	(1)%
Arizona	1,100	1,115	(15)	(1)%
Nevada	1,005	1,234	(229)	(19)%
Corporate	6,335	4,730	1,605	34%

Total	$11,586	$10,553	$1,033	10%

General and administrative expenses increased $1.0 million, or 10%, in the 2010 period to $11.6 million from $10.6 million in the 2009 period primarily due to outside services incurred in association with the Secured Term Loan.

Other Items

Other operating costs decreased to $1.9 million in the 2010 period compared to $2.5 million in the 2009 period. The decrease is due to a reduction in property tax expense incurred on projects in which development was temporarily suspended in the 2009 period, some of which were later restarted or sold. In addition, operating losses realized by golf course operations increased to $0.5 million in the 2010 period from $0.4 million in the 2009 period.

Equity in income (loss) of unconsolidated joint ventures increased to income of $1.2 million in the 2010 period from a loss of $1.3 million in the 2009 period due to a $1.9 million increase in income from a Southern California venture to build senior housing and a $0.6 million increase in income from a mortgage company venture.

In 2009, the Company purchased in a tender offer and in privately negotiated transactions, $84.4 million principal amount of its outstanding Senior Notes at a cost of $25.3 million, plus accrued interest. The net gain resulting from the purchase, after giving effect to amortization of related deferred loan costs was $58.0 million. There were no comparable Senior Note repurchases in the 2010 period.

During the 2010 period, the Company incurred interest related to its outstanding debt of $31.9 million and capitalized $18.6 million, resulting in net interest expense of $13.3 million, compared to interest incurred of $24.6 million and capitalized interest of $7.6 million resulting in net interest expense of $17.0 million in the 2009 period.

	Six Months Ended June 30,		Increase (Decrease)
	2010	2009	Amount	%
(Loss) Income Before Benefit from Income Taxes (dollars in thousands)
Homebuilding
Southern California	$(5,876)	$(19,073)	$13,197	(69)%
Northern California	2,623	(36,689)	39,312	(107)%
Arizona	(2,461)	(4,543)	2,082	(46)%
Nevada	(1,931)	(21,784)	19,853	(91)%
Corporate	(5,533)	52,572	(58,105)	(111)%

Total	$(13,178)	$(29,517)	$16,339	(55)%

In Southern California, loss before benefit from income taxes decreased 69% to $(5.9) million in the 2010 period from
$(19.1) million in the 2009 period. The decrease in loss is primarily attributable to (i) an increase in revenues from home sales to $75.0 million in the 2010 period from $68.2 million in the 2009 period, (ii) a decrease in cost of sales to $62.9 million in the 2010 period from $68.4 million in the 2009 period and (iii) the write-off of land deposits and pre-acquisition costs of $9.3 million in the 2009 period with no comparable amount in the 2010 period.

In Northern California, income (loss) before benefit from income taxes decreased 107% to income of $2.6 million in the 2010 period from a loss of $(36.7) million in the 2009 period. The decrease in loss is primarily attributable to (i) an increase in revenues to $28.5 million in the 2010 period from $24.6 million in the 2009 period and (ii) the abandonment of land deposits and pre-acquisition costs at certain of the Company’s projects of $28.6 million in the 2009 period with a negligible amount in the 2010 period, and (iii) impairment loss on real estate assets of $6.1 million in the 2009 period with no comparable amount in the 2010 period.

In Arizona, loss before benefit from income taxes decreased to a loss of $(2.5) million in the 2010 period from loss of $(4.5) million in the 2009 period. The change is primarily attributable to (i) a land sale in the 2009 period that resulted in a $(1.4) million loss with no comparable amount in the 2010 period, along with (ii) a decrease in sales and marketing expense to $0.7 million in the 2010 period from $1.0 million in the 2009 period.

In Nevada, loss before benefit from income taxes decreased 91% to $(1.9) million in the 2010 period from $(21.8) million in the 2009 period. The decrease in loss is primarily attributable to (i) a decrease in impairment loss on real estate assets of $17.6 million in the 2009 period with no comparable amount in the 2010 period, along with (ii) a decrease in sales and marketing expense to $0.9 million in the 2010 period from $1.3 million in the 2009 period.

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

On November 6, 2009, an expanded carry back election was signed into law as part of the Worker, Homeownership, and Business Assistance Act of 2009. As a result of this legislation, the Company elected to carry back for five years the taxable losses generated in 2009. As of December 31, 2009, the Company recorded an income tax refund receivable and the related income tax benefit of $101.8 million. The Company received the tax refund during the first quarter of 2010.

Net Loss

As a result of the foregoing factors, net loss for the six months ended June 30, 2010 was $13.1 million compared to net loss for the six months ended June 30, 2009 of $29.6 million.

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

The Company’s strategy is to continue to generate positive cash flow from existing assets to repay outstanding indebtedness for the purpose of de-levering the Company and reducing interest costs. In addition, the Company intends to acquire new land that will fill the pipeline for future projects and increase our community count.

In conjunction with that strategy, the Company has re-introduced certain projects in the first half of 2010 that were temporarily suspended. The Company will continue to analyze the viability of re-introducing the remaining suspended projects into their respective markets.

During the six months ended June 30, 2010, the Company repaid $48.4 million of notes payable. In addition, the management intends to focus on returning the Company to profitability. The cash balance at June 30, 2010 was $110.5 million which includes the tax refund described below.

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

As discussed more fully below, in October 2009, the Company entered into a Senior Secured Term Loan in the amount of $206.0 million. The Company used a portion of the net proceeds to fully repay the outstanding balances on its revolving credit facilities during the fourth quarter of 2009. As of December 31, 2009, the revolving credit facilities have been retired.

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

California Lyon received the first installment of $131.0 million in October 2009, and its second installment of $75.0 million in December 2009. Under the Term Loan Agreement, California Lyon will be restricted from future borrowings, and, if necessary, will be required to repay existing borrowings, in order to maintain required loan to value ratios such that: (i) the aggregate amount of outstanding loans under the Term Loan Agreement may not exceed 60% of the aggregate value of the properties securing the facility, with valuation based on the lower of appraised value (if any) and discounted net present value of the cash flows plus unrestricted cash, and (ii) the aggregate amount of secured debt may not exceed 60% of the aggregate value of the properties owned by California Lyon and its subsidiaries, with valuation based on the lower of appraised value (if any) and discounted net present value of the cash flows. California Lyon is currently in compliance with the above requirements following each drawdown. The net proceeds to the Company from the first installment of the term loan, after giving effect to attorney fees, loan fees and other miscellaneous costs associated with the loan transaction, and repayment of the revolving credit facilities and purchase of the senior notes was $34.6 million. A portion of the $75.0 million proceeds from the second installment was used to fund the Company’s opportunistic land acquisitions in the six months ended June 30, 2010.

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

The Term Loan will mature on October 20, 2014; however, in the event that any portion of the outstanding principal amounts (the “Repaid Senior Note Principal”) of the Senior Notes is repaid (whether or not at maturity), the Lenders may elect to require California Lyon to repay that portion of the outstanding Loan as bears the same ratio to the entire Loan outstanding (excluding any obligation of California Lyon with respect to the Exit Fee or Make-Whole Payment) as the Repaid Senior Note Principal bears to the entire amounts then outstanding under all of the indentures. All or a portion of the Term Loan may also be accelerated upon certain other events described in Note 10 and in the Loan Agreement. The lenders waived the requirement for such repayment in connection with the Senior Note repurchases described above.

The Term Loan Agreement contains covenants that limit the ability of California Lyon and the Company to, among other things: (i) incur liens; (ii) incur additional indebtedness; (iii) transfer or dispose of assets; (iv) merge, consolidate or alter their line of business; (v) guarantee obligations; (vi) engage in affiliated party transactions; (vii) declare or pay dividends or make other distributions or repurchase stock; (viii) make advances, loans or investments; (ix) repurchase debt (including under the Senior Note indentures) and (x) engage in change of control transactions.

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

In addition, under the Term Loan, the Company is required to comply with a number of covenants, the most restrictive of which require the Company to maintain:

•	A tangible net worth, as defined, of not less than $75.0 million;

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

The Company’s covenant compliance for the Term Loan at June 30, 2010 is detailed in the table set forth below (dollars in millions):

Covenant and Other Requirements	Actual at June 30, 2010	Covenant Requirements at June 30, 2010
Tangible Net Worth (1)	$133.4	≥$75.0
Borrowing Base	40.9%	≤60%
Maximum Permitted Secured Indebtedness	50.9%	≤60%
Excluded Assets	$13.6	≤$20.0

(1)	Tangible Net Worth was calculated based on the stated amount of equity less intangible assets of $14.5 million as of June 30, 2010.

As of and for the period ending June 30, 2010, the Company is in compliance with the covenants under this loan.

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

7  5/8% Senior Notes

On November 22, 2004, California Lyon issued $150.0 million principal amount of 7 5/8% Senior Notes due 2012 (the “7 5/8% Senior Notes”), resulting in net proceeds to the Company of approximately $148.5 million. Of the initial $150.0 million, $67.2 million in aggregate principal amount remained as of June 30, 2010 and December 31, 2009.

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

10  3/4% Senior Notes

On March 17, 2003 California Lyon issued $250.0 million of 10 3/4% Senior Notes due 2013 (the “10 3/4% Senior Notes”) at a price of 98.493% to the public, resulting in net proceeds to the Company of approximately $246.2 million. The purchase price reflected a discount to yield 11% under the effective interest method and the notes have been reflected net of the unaccreted discount in the consolidated balance sheet. Of the initial $250.0 million, $168.3 million and $168.2 million aggregate principal amount remained outstanding as of June 30, 2010 and December 31, 2009, respectively. In July 2010, the Company repurchased, in a privately negotiated transaction, $10.5 million principal amount of its outstanding 10 1/4 % Senior Notes at a cost of $9.0 million plus accrued interest.

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

7  1/2% Senior Notes

On February 6, 2004, California Lyon issued $150.0 million principal amount of 7 1/2% Senior Notes due 2014 (the “7 1/2% Senior Notes”), resulting in net proceeds to the Company of approximately $147.6 million. Of the initial $150.0 million, $84.7 million aggregate principal amount remained outstanding as of June 30, 2010 and December 31, 2009.

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

As of and for the period ending June 30, 2010, the Company was in compliance with these covenants.

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

Construction Notes Payable

At June 30, 2010, the Company had two construction notes payable totalling $23.9 million. One of the notes matures in July 2011 and bears interest at rates based on either LIBOR or prime with an interest rate floor of 6.5% and an outstanding principal balance of $13.9 million. Interest is calculated on the average daily balance and is paid following the end of each month.

The other construction note had a remaining balance at June 30, 2010 of $10.0 million, after giving effect to a partial prepayment of the note in the amount of $28.1 million that was made in May 2010. This note was previously due to mature in July 2010; however, in conjunction with the partial prepayment, the Company and the lender entered into a new loan agreement for the remaining outstanding principal of $10.0 million, which matures July 2015. The new loan pays interest monthly at a fixed rate of 12.5%, with quarterly principal payments of $0.5 million beginning in July 2010. The interest rate decreases to 10.0% when the principal balance is reduced to $7.5 million.

Seller Financing

At June 30, 2010, the Company had $10.7 million of notes payable outstanding related to a land acquisition for which seller financing was provided, which is included in notes payable in the accompanying consolidated balance sheet. The seller financing note is due at various dates through 2012 and bear interest at 7.0%. Interest is calculated on the principal balance outstanding and is accrued and paid to the seller at the time each residential unit is closed. In addition, the Company makes an annual interest payment on the outstanding principal balance related to any remaining residential units.

Land Banking Arrangements

The Company enters into purchase agreements with various land sellers. In some instances, and as a method of acquiring land in staged takedowns, thereby minimizing the use of funds from the Company’s revolving credit facilities and other corporate financing sources and limiting the Company’s risk, the Company transfers its right in such purchase agreements to entities owned by third parties (land banking arrangements). These entities use equity contributions and/or incur debt to finance the acquisition and development of the lots. The entities grant the Company an option to acquire lots in staged takedowns. In consideration for this option, the Company makes a non-refundable deposit of 15% to 25% of the total purchase price. The Company is under no obligation to purchase the balance of the lots, but would forfeit remaining deposits and be subject to penalties if the lots were not purchased. The Company does not have legal title to these entities or their assets and has not guaranteed their liabilities. These land banking arrangements help the Company manage the financial and market risk associated with land holdings. ASC 810 requires the consolidation of the assets, liabilities and operations of the Company’s land banking arrangements that are VIEs, of which none existed at June 30, 2010.

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

Consolidated real estate inventories-owned include land deposits under option agreements or land banking arrangements of $55.3 million at June 30, 2010 and December 31, 2009, respectively.

Summary information with respect to the Company’s consolidated land banking arrangements is as follows as of June 30, 2010 (dollars in thousands):

Total number of land banking projects	1

Total number of lots	625

Total purchase price	$161,465

Balance of lots still under option and not purchased:
Number of lots	248

Purchase price	$55,270

Forfeited deposits if lots are not purchased	$25,234

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

Joint Venture Financing

The Company and certain of its subsidiaries are general partners or members in joint ventures involved in the development and sale of residential projects. As described more fully in Note 2 of “Notes to Consolidated Financial Statements”, in accordance with FASB ASC 810 certain joint ventures have been determined to be variable interest entities in which the Company is considered the primary beneficiary. Accordingly, the assets, liabilities and operations of these joint ventures have been consolidated with the Company’s financial statements. The financial statements of joint ventures in which the Company is not considered the primary beneficiary are not consolidated with the Company’s financial statements. The Company’s investments in unconsolidated joint ventures are accounted for using the equity method because the Company has a 50% or less voting or economic interest (and thus such joint ventures are not controlled by the Company). Income allocations and cash distributions to the Company from the unconsolidated joint ventures are based on predetermined formulas between the Company and its joint venture partners as specified in the applicable partnership or operating agreements. The Company generally receives, after partners’ priority returns and returns of partners’ capital, approximately 50% of the profits and cash flows from joint ventures. Based upon current estimates, substantially all future development and construction costs incurred by the joint ventures will be funded by the venture partners or from the proceeds of construction financing obtained by the joint ventures. As of June 30, 2010, the Company’s investment in and advances to unconsolidated joint ventures was $2.3 million and the venture partners’ investment in such joint ventures was $2.3 million.

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

Cash Flows — Comparison of Six Months Ended June 30, 2010 to Six Months Ended June 30, 2009

Net cash provided by operating activities decreased to $31.3 million in the 2010 period from $66.5 million in the 2009 period. The change was primarily as a result of (i) an increase in real estate inventories-owned of $81.7 million in the 2010 period compared to an decrease of $87.0 million in the 2009 period, (ii) a decrease in receivables of $1.2 million in the 2010 period compared to a decrease of $22.2 million in the 2009 period, (iii) a decrease in income tax refunds receivable of $107.0 million in the 2010 period compared with $41.6 million in the 2009 period, (iv) impairment loss on real estate assets $24.2 million in the 2009 period compared to $0.3 million in the 2010 period, (v) gain on retirement of debt of $58.0 million in the 2009 period with no comparable amount in the 2010 period, and (vi) consolidated net loss of $13.1 million in the 2010 period compared to consolidated net loss of $29.5 million in the 2009 period. The increase in the income tax benefit was the result of the legislation enacted in November 2009 which allows net operating losses realized in either tax year 2008 or 2009 to be carried back up to five years. As a result of the new legislation the Company recorded an income tax refund receivable and federal income tax benefit of $101.8 million for the year ended December 31, 2009, which the Company received in the first quarter of 2010.

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

Net cash provided by (used in) investing activities increased to $0.5 million in the 2010 period from $(0.2) million in the 2009 period. The change was primarily a result of an increase in distributions of income from unconsolidated joint ventures of $0.8 million in the 2010 period compared to $0.007 million in the 2009 period.

Net cash used in financing activities decreased to $38.9 million in the 2010 period from $67.5 million in the 2009 period, primarily as a result of the decrease in cash paid in principal payments on notes payable of $48.4 million in the 2010 period compared to $109.0 million in the 2009 period and the decrease in proceeds on borrowings to $6.7 million in the 2010 period compared to $71.9 million in the 2009 period.

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

Project (County or City)	Year of First Delivery	Estimated Number of Homes at Completion (1)	Cumulative Units Closed as of June 30, 2010	Backlog at June 30, 2010 (2) (3)	Lots Owned as of June 30, 2010(4)	Homes Closed for the Six Months Ended June 30, 2010	Sales Price Range(5)
SOUTHERN CALIFORNIA
San Diego County:
Pasado Del Sur	2009	25	20	0	5	0	$535,000 - 575,000
Pasado Del Sur II	2010	64	9	22	55	9	$523,000 - 570,000
Carlsbad
Blossom Grove	2010	110	1	5	31	1	$565,000 - 640,000
Mirasol at La Costa Greens	2010	71	0	5	71	0	$641,000 - 700,000
San Bernardino County:
Fontana
Adelina	2008	109	97	12	12	38	$208,000 - 241,000
Rosabella	2007	114	97	13	17	24	$225,000 - 260,000
Rancho Cucamonga
Amador	2007	69	62	7	7	2	$214,000 - 258,000
Amador (Lewis)	2010	30	30	0	0	30	$214,000 - 256,000
Vintner’s Grove
Sollara SFD	2007	45	44	1	1	6	$358,000 - 408,000
Canela Triplex	2007	63	63	0	0	9	$220,000 - 260,000
Vintner’s Grove (Lewis)
Sollara SFD	2009	33	33	0	0	33	$356,000 - 408,000
Canela Triplex	2010	15	15	0	0	15	$217,000 - 256,000
Orange County:
Irvine
San Carlos II	2010	92	0	10	92	0	$318,000 - 486,000
Ivy	2009	135	50	42	85	30	$395,000 - 474,000
Los Angeles County:
Arboreta at Rainbird, Glendora
Vintage	2008	87	87	0	0	34	$349,000 - 457,000
360 South Bay, Hawthorne (6):
The Flats	2010	188	0	19	188	0	$377,000 - 542,000
The Lofts	2011	123	0	0	123	0	$525,000 - 775,000
The Rows	2011	94	0	0	94	0	$700,000 - 810,000
The Courts	2010	118	0	23	118	0	$470,000 - 580,000
The Gardens	2012	102	0	0	102	0	$755,000 - 980,000
Rosedale, Azusa (6):
Gardenia	2011	147	0	0	81	0	$455,000 - 550,000
Sage Court	2011	176	0	0	64	0	$420,000 - 515,000

SOUTHERN CALIFORNIA TOTAL		2,010	608	159	1,146	231

NORTHERN CALIFORNIA
Contra Costa County:
Vista Del Mar, Pittsburgh
Villages	2007	102	50	0	52	0	$296,000 - 355,000
Venue	2007	132	48	6	84	0	$330,000 - 365,000
Vineyard	2007	29	26	2	3	9	$386,000 - 430,000
Victory	2008	25	14	0	11	0	$680,000 - 745,000
Antioch (Arcadia), Antioch	2011	130	0	0	130	0	$270,000 - 330,000
Placer County:
Whitney Ranch, Rocklin
Twin Oaks	2006	92	75	7	17	12	$400,000 - 470,000
Sacramento County:
Big Horn, Elk Grove
Gallery Walk	2005	149	149	0	0	1	$180,000 - 230,000
Magnolia Lane (Maderia), Elk Grove	2010	90	0	1	90	0	$270,000 - 315,000
San Joaquin County:
The Ranch @ Mossdale Landing, Lathrop	2010	168	9	5	159	9	$205,000 - 250,000
Santa Clara County:
The Gardens, San Jose	2010	40	0	5	40	0	$620,000 - 625,000
Solano County:
Enclave at Paradise Valley, Fairfield	2010	100	0	0	100	0	$367,000 - 439,000

NORTHERN CALIFORNIA TOTAL		1,057	371	26	686	31

Project (County or City)	Year of First Delivery	Estimated Number of Homes at Completion (1)	Cumulative Units Closed as of June 30, 2010	Backlog at June 30, 2010 (2) (3)	Lots Owned as of June 30, 2010(4)	Homes Closed for the Six Months Ended June 30, 2010	Sales Price Range(5)
ARIZONA
Maricopa County
Arroyo @ Coldwater Ranch, Peoria	2009	20	13	1	7	5	$132,000 - 168,000
Lehi Crossing, Mesa	2012	928	0	0	113	0	$200,000 - 465,000
Rancho Mercado, Phoenix	2013	1,826	0	0	1,826	0	$115,000 - 221,000
Hastings Property, Queen Creek	2011	631	0	0	631	0	$183,000 - 382,000
Circle G at the Church Farm North	2013	1,820	0	0	1,820	0	$113,000 - 400,000
Lyon’s Gate, Gilbert:
Pride	2006	650	459	5	191	25	$120,000 - 147,000
Savanna	2006	174	174	0	0	2	$172,000 - 215,000
Sahara	2006	169	169	0	0	3	$196,000 - 259,000
Acacia	2007	365	163	5	202	22	$164,000 - 198,000
Future Products	2011	213	0	0	213	0

ARIZONA TOTAL		6,796	978	11	5,003	57

NEVADA
Clark County:
North Las Vegas
The Cottages	2004	360	316	0	44	0	$152,000 - 179,000
Serenity Ridge	2011	88	0	0	88	0	$380,000 - 455,000
Mountain’s Edge	2011	140	0	0	140	0	$380,000 - 455,000
Las Vegas
Carson Ranch
West Series I	2005	74	67	1	7	0	$220,000 - 255,000
West Series II	2005	56	54	1	2	1	$406,000 - 503,000
East Series I	2006	116	110	0	6	8	$219,000 - 254,000
East Series II	2007	45	44	0	1	7	$246,000 - 305,000
West Park
Villas	2006	95	95	0	0	4	$183,000 - 225,000
Courtyards	2006	82	82	0	0	3	$235,000 - 275,000
Flagstone
Crossings	2011	77	0	0	77	0	$268,000 - 304,000
Commons	2011	37	0	0	37	0	$232,000 - 260,000
Rhapsody.	2011	63	0	0	63	0	$179,000 - 201,000
The Fields at Aliente	2011	60	0	0	60	0	$212,000 - 246,000
Nye County:
Mountain Falls, Pahrump:
Cascata	2005	147	140	2	7	3	$216,000 - 238,000
Tramonto	2005	212	180	1	32	6	$176,000 - 211,000
Move up Product	2011	91	0	0	91	0	$194,000 - 229,000
Bella Sera	2005	129	116	1	13	6	$217,000 - 257,000
Cascata Ancora	2007	118	80	0	38	8	$99,000 - 148,000
Entrata	2007	99	26	0	73	0	$142,000 - 164,000
Future Projects	2010	1,925	0	0	1,925	0

NEVADA TOTAL		4,014	1,310	6	2,704	46

GRAND TOTALS		13,877	3,267	202	9,539	365

(1)	The estimated number of homes to be built at completion is subject to change, and there can be no assurance that the Company will build these homes.
(2)	Backlog consists of homes sold under sales contracts that have not yet closed, and there can be no assurance that closings of sold homes will occur.
(3)	Of the total homes subject to pending sales contracts as of June 30, 2010, all 202 represent homes completed or under construction.
(4)	Lots owned as of June 30, 2010 include lots in backlog at June 30, 2010.
(5)	Sales price range reflects base price only and excludes any lot premium, buyer incentive and buyer selected options, which vary from project to project.
(6)	All or a portion of the lots in this project are not owned as of June 30, 2010. The Company consolidated the purchase price of the lots in accordance with guidance now codified under ASC Topic 470, and considers the lots owned at June 30, 2010.

Income Taxes

See Note 8 of “Notes to Consolidated Financial Statements” for a description of the Company’s income taxes.

Related Party Transactions

See Note 7 of “Notes to Consolidated Financial Statements” for a description of the Company’s transactions with related parties.

Critical Accounting Polices

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and costs and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those which impact its most critical accounting policies. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, the Company’s most critical accounting policies are real estate inventories and cost of sales; impairment of real estate inventories; sales and profit recognition; and variable interest entities. We believe that there have been no significant changes to our critical accounting policies during the three and six months ended June 30, 2010, as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2009, except for the following accounting policies that were updated as a result of the implementation of certain new provisions of ASC 810.

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

Items 2, 3, 4 and 5

Not applicable.

Item 6.	Exhibits

Exhibit No.	Description

10.1	Amended and Restated Loan Agreement, between BANK OF THE WEST, a California banking corporation, MOUNTAIN FALLS, LLC, a Nevada limited liability company, MOUNTAIN FALLS GOLF COURSE, LLC, a Nevada limited liability company, and WILLIAM LYON HOMES, INC., a California corporation.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

WILLIAM LYON HOMES

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAM LYON HOMES Registrant

Date: August 9, 2010	By:	/S/ COLIN T. SEVERN
Colin T. Severn
Vice President, Chief Financial Officer, Corporate Secretary (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Amended and Restated Loan Agreement, between BANK OF THE WEST, a California banking corporation, MOUNTAIN FALLS, LLC, a Nevada limited liability company, MOUNTAIN FALLS GOLF COURSE, LLC, a Nevada limited liability company, and WILLIAM LYON HOMES, INC., a California corporation.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002