Form 10-Q
period 2010-09-30
WILLIAM LYON HOMES
filed 2010-11-10
CIK 1095996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at November 5, 2010
Common stock, par value $.01	1,000

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

Actual events and results may differ materially from those expressed or forecasted in the forward-looking statements due to a number of factors. The principal factors that could cause the Company’s actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, worsening in general economic conditions either nationally or in regions in which the Company operates, worsening in the markets for residential housing, further decline in real estate values resulting in further impairment of the Company’s real estate assets, volatility in the banking industry and credit markets, terrorism or other hostilities involving the United States, whether an ownership change occurred which could, under certain circumstances, have resulted in the limitation of the Company’s ability to offset prior years’ taxable income with net operating losses, the uncertain impact of the prior expiration of income tax incentives for homebuyers, changes in home mortgage interest rates, changes in generally accepted accounting principles or interpretations of those principles, changes in prices of homebuilding materials, labor shortages, adverse weather conditions, the occurrence of events such as landslides, soil subsidence and earthquakes that are uninsurable, not economically insurable or not subject to effective indemnification agreements, changes in governmental laws and regulations, the Company’s ability to refinance the outstanding balances of its debt obligations at their maturity, the timing of receipt of regulatory approvals and the opening of projects and the availability and cost of land for future growth. These and other risks and uncertainties are more fully described in Item 1A. “Risk Factors” as contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. While it is impossible to identify all such factors, factors which could cause actual results to differ materially from those estimated by the Company include, but are not limited to, those factors or conditions described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Company’s past performance or past or present economic conditions in the Company’s housing markets are not indicative of future performance or conditions. Investors are urged not to place undue reliance on forward-looking statements. In addition, the Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to projections over time unless required by federal securities law.

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements.

WILLIAM LYON HOMES

CONSOLIDATED BALANCE SHEETS

(in thousands except number of shares and par value per share)

	September 30, 2010	December 31, 2009
	(unaudited)
ASSETS
Cash and cash equivalents — Note 6	$71,903	$117,587
Restricted cash	640	4,352
Receivables	13,613	16,294
Income tax refunds receivable — Note 8	—	106,989
Real estate inventories — Notes 2 and 4
Owned	621,054	523,336
Not owned	55,270	55,270
Property & equipment, less accumulated depreciation of $6,699 and $8,195 at September 30, 2010 and December 31, 2009, respectively	1,300	1,673
Deferred loan costs	13,313	14,859
Other assets	2,556	19,739

	$779,649	$860,099

LIABILITIES AND EQUITY
Accounts payable	$11,828	$11,046
Accrued expenses	49,306	45,294
Liabilities from inventories not owned — Note 9	55,270	55,270
Notes payable — Note 5	34,051	64,227
Senior Secured Term Loan due October 20, 2014 — Note 5	206,000	206,000
7 5/8% Senior Notes due December 15, 2012 — Note 5	66,704	67,204
10 3/4% Senior Notes due April 1, 2013 — Note 5	138,551	168,158
7 1/2% Senior Notes due February 15, 2014 — Note 5	77,867	84,701

	639,577	701,900
Commitments and contingencies — Note 9

Equity:
Stockholders’ equity
Common stock, par value $.01 per share; 3,000 shares authorized; 1,000 shares outstanding at September 30, 2010 and December 31, 2009, respectively	—	—
Additional paid-in capital	48,867	48,867
Retained earnings	80,698	101,733

	129,565	150,600
Non-controlling interest — Note 2	10,507	7,599

	140,072	158,199

	$779,649	$860,099

See accompanying notes.

WILLIAM LYON HOMES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Operating revenue
Home sales	$73,680	$55,785	$180,279	$179,741
Lots, land and other sales	—	180	17,204	7,595
Construction services — Note 1	1,573	11,248	7,625	26,623

	75,253	67,213	205,108	213,959

Operating costs
Cost of sales — homes	(62,095)	(49,025)	(150,252)	(158,085)
Cost of sales — lots, land and other — Note 4	(39)	—	(15,612)	(46,565)
Impairment loss on real estate assets — Notes 4 and 6	(7,652)	—	(7,943)	(24,171)
Construction services — Note 1	(1,327)	(9,115)	(5,248)	(22,726)
Sales and marketing	(5,084)	(3,998)	(14,486)	(12,662)
General and administrative	(6,688)	(4,045)	(18,274)	(14,598)
Other	(436)	(1,940)	(2,334)	(4,487)

	(83,321)	(68,123)	(214,149)	(283,294)

Equity in (loss) income of unconsolidated joint ventures	(1,080)	532	93	(778)

Operating loss	(9,148)	(378)	(8,948)	(70,113)
Interest expense, net of amounts capitalized	(4,511)	(8,251)	(17,818)	(25,284)
Gain on retirement of debt	5,572	—	5,572	57,973
Other income (expense), net	45	(3,091)	(26)	(3,813)

Loss before benefit from income taxes	(8,042)	(11,720)	(21,220)	(41,237)

Benefit from income taxes — Note 8	—	56	65	78

Consolidated net loss	(8,042)	(11,664)	(21,155)	(41,159)
Less: Net loss (income) — non-controlling interest	29	27	120	(92)

Net loss attributable to William Lyon Homes	$(8,013)	$(11,637)	$(21,035)	$(41,251)

See accompanying notes.

WILLIAM LYON HOMES

CONSOLIDATED STATEMENT OF EQUITY

Nine Months Ended September 30, 2010

(in thousands)

(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Non- Controlling Interest	Total
	Shares	Amount
Balance — December 31, 2009	1	$—	$48,867	$101,733	$7,599	$158,199
Net loss	—	—	—	(21,035)	(120)	(21,155)
Cash contributions from members of consolidated entities, net	—	—	—	—	3,028	3,028

Balance — September 30, 2010	1	$—	$48,867	$80,698	$10,507	$140,072

See accompanying notes.

WILLIAM LYON HOMES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2010	2009
Operating activities
Consolidated net loss	$(21,155)	$(41,159)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Depreciation and amortization	309	1,339
Impairment loss on real estate assets	7,943	24,171
Equity in (income) loss of unconsolidated joint ventures	(93)	778
Loss on disposition of fixed asset	122	3,009
Gain on retirement of debt	(5,572)	(57,973)
Benefit from income taxes	(65)	(78)
Net changes in operating assets and liabilities:
Restricted cash	3,712	(260)
Receivables	2,681	19,243
Income tax refunds receivable	107,054	41,615
Real estate inventories — owned	(94,616)	67,293
Deferred loan costs	2,424	1,194
Other assets	15,140	1,586
Accounts payable	782	(7,182)
Accrued expenses	4,012	(9,678)

Net cash provided by operating activities	22,678	43,898

Investing activities
Investments in and advances to unconsolidated joint ventures	(194)	(194)
Distributions of income from unconsolidated joint ventures	2,330	362
Net proceeds from sale of fixed asset	—	2,063
Purchases of property and equipment, net	(58)	(21)

Net cash provided by investing activities	2,078	2,210

Financing activities
Proceeds from borrowing on notes payable, net	7,870	106,961
Principal payments on notes payable	(50,070)	(157,719)
Net cash paid for repurchase of Senior Notes	(31,268)	(25,424)
Noncontrolling interest contributions (distributions), net	3,028	(4,742)

Net cash used in financing activities	(70,440)	(80,924)

Net decrease in cash and cash equivalents	(45,684)	(34,816)
Cash and cash equivalents — beginning of period	117,587	67,017

Cash and cash equivalents — end of period	$71,903	$32,201

Supplemental disclosures of non-cash items:
Decrease to net real estate inventories not owned and liabilities from inventories not owned	$—	$24,809

Decrease to net real estate inventories not owned and non-controlling interests	$—	$27,684

Decrease in real estate inventories owned and notes payable	$—	$56,151

Increase in real estate inventories owned and seller notes payable	$10,652	$—

Assumption of note receivable on sale of aircraft	$—	$6,188

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

The interim consolidated financial statements have been prepared in accordance with the Company’s customary accounting practices. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a presentation in accordance with U.S. generally accepted accounting principles have been included. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

The preparation of the Company’s financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities as of September 30, 2010 and December 31, 2009 and revenues and expenses for the periods presented. Accordingly, actual results could differ from those estimates. The significant accounting policies using estimates include real estate inventories and cost of sales, impairment of real estate inventories, warranty reserves, loss contingencies, sales and profit recognition, income taxes, and accounting for variable interest entities. The current economic environment increases the uncertainty inherent in these estimates and assumptions.

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The Company accounts for construction management agreements using the Percentage of Completion Method in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605 Revenue Recognition (“ASC 605”). Under ASC 605, the Company records revenues and expenses as work on a contract progresses, and based on the percentage of costs incurred to date compared to the total estimated costs of the contract. Based on the provisions of ASC 605, the Company has recorded construction services revenues and expenses of $1.6 million and $1.3 million, respectively, for the three months ended September 30, 2010 and $11.2 million and $9.1 million, respectively for the three months ended September 30, 2009, in the accompanying consolidated statement of operations. In addition, the Company has recorded construction services revenues and expenses of $7.6 million and $5.2 million, respectively, for the nine months ended September 30, 2010 and $26.6 million and $22.7 million, respectively for the nine months ended September 30, 2009, in the accompanying consolidated statement of operations.

The Company entered into construction management agreements to build, sell and market homes. For such services, the Company receives fees (generally 3 to 5 percent of the sales price, as defined) and may, under certain circumstances, receive additional compensation if certain financial thresholds are achieved. In addition, in October 2008, the Company entered into a contract to build apartment units for a related party at a contract price of $13.5 million, which includes the Company’s contractor fee of $0.5 million. During the nine months ended September 30, 2009, the Company recorded construction services revenue of $9.2 million and expenses of $8.8 million for this project, which was completed in 2009.

The Company evaluates performance and allocates resources primarily based on the operating income (loss) of individual homebuilding projects. Operating loss is defined by the Company as operating revenue less operating costs plus equity in (loss) income of unconsolidated joint ventures. Accordingly, operating (loss) income excludes certain expenses included in the determination of net loss.

Restricted cash consists of $0.6 million of outstanding irrevocable standby letters of credit to guarantee the Company’s financial obligations under certain contractual arrangements in the normal course of business. Under the terms of the senior secured term loan disclosed in Note 5, all of the Company’s standby letters of credit are secured by cash.

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

	September 30
	2010	2009
Warranty liability, beginning of period	$21,365	$26,394
Warranty provision during period	1,711	1,591
Warranty payments during period	(6,951)	(6,977)
Warranty charges related to pre-existing warranties during period	648	997

Warranty liability, end of period	$16,773	$22,005

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

Certain balances have been reclassified in order to conform to current period presentation.

Note 2 — Variable Interest Entities and Non-controlling Interests

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

The joint ventures which have been determined to be VIEs are each engaged in homebuilding and land development activities. Certain of these joint ventures have not obtained construction financing from outside lenders, but are financing their activities through equity contributions from each of the joint venture partners. Creditors of these VIEs have no recourse against the general credit of the Company. The liabilities of each VIE are restricted to the assets of each VIE. Additionally, the creditors of the Company have no access to the assets of the VIEs. Income allocations and cash distributions to the Company are based on predetermined formulas between the Company and their joint venture partners as specified in the applicable partnership or operating agreements. The Company generally receives, after partners’ priority returns and return of partners’ capital, approximately 50% of the profits and cash flows from the joint ventures.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

As of September 30, 2010, the assets and liabilities of the consolidated VIEs totaled $15.5 million and $1.2 million, respectively. In addition, the Company’s interest in the consolidated VIEs is $3.8 million and the members’ interest in the consolidated VIEs is $10.5 million, which is reported as non-controlling interest on the accompanying consolidated balance sheet.

As of December 31, 2009, the assets and liabilities of the consolidated VIEs totaled $13.5 million and $2.1 million, respectively. In addition, the Company’s interest in the consolidated VIEs was $3.7 million and the members’ interest in the consolidated VIEs was $7.6 million, which is reported as non-controlling interest on the accompanying consolidated balance sheet.

Option Deposits

During the nine months ended September 30, 2009, the Company abandoned its option deposit in three of its consolidated land banking arrangements in which land purchase commitments were required. The combined deposit write-off was $37.9 million and was included in cost of sales-lots, land and other in the accompanying statement of operations. Management of the Company determined that the remaining purchase price of the lots in the arrangements were priced above market values at that time. In two of these arrangements, the Company reduced real estate inventories-not owned and the related non-controlling interest $27.7 million for the remaining purchase price of the lots, which did not affect the Company’s operating income (loss) for the period. In the other arrangement, the Company reduced real estate inventories-not owned and liabilities from inventories-not owned $9.3 million for the remaining purchase price of 51 lots, which did not affect the Company’s operating income (loss) for the period. However, during the three month period ended December 31, 2009 the Company re-evaluated the purchase price of the 51 lots under option, and after the write-off of the $9.3 million deposit, the residual value became economically viable and the Company purchased the lots.

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Segment financial information relating to the Company’s homebuilding operations was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)
Homebuilding revenues:
Southern California	$53,795	$27,669	$128,816	$95,840
Northern California	12,486	11,287	23,752	35,838
Arizona	3,565	11,611	13,689	26,257
Nevada	3,834	5,218	14,022	21,806

Total homebuilding revenues	$73,680	$55,785	$180,279	$179,741

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)
(Loss) income before benefit from income taxes:
Southern California	$(192)	$(2,501)	$(6,068)	$(21,574)
Northern California	(419)	(415)	2,204	(37,104)
Arizona	(8,719)	(1,750)	(11,180)	(6,293)
Nevada	(1,684)	(2,130)	(3,615)	(23,914)
Corporate	2,972	(4,924)	(2,561)	47,648

Total homebuilding (loss) income before benefit from income taxes	$(8,042)	$(11,720)	$(21,220)	$(41,237)

Homebuilding pretax (loss) income includes the following pretax inventory impairment charges recorded in the following segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)
Inventory impairments
Southern California	$—	—	$—	$450
Northern California	—	—	—	6,144
Arizona	7,652	—	7,943	—
Nevada	—	—	—	17,577

Total inventory impairments	$7,652	$—	$7,943	$24,171

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Homebuilding pretax income (loss) includes the following pretax income (loss) on sales of lots, land and other recorded in the following segments (in thousands):

	Three Months Ended September 30, 2010
	Southern California	Northern California	Arizona	Nevada	Total
(Loss) Gain on sales of lots, land and other
Operating revenue	$—	$—	$—	$—	$—
Operating costs	(15)	—	—	(24)	(39)

(Loss) Gain on sales of lots, land and other	$(15)	$—	$—	$(24)	$(39)

	Three Months Ended September 30, 2009
	Southern California	Northern California	Arizona	Nevada	Total
Gain on sales of lots, land and other
Operating revenue	$—	$—	$180	$—	$180
Operating costs	—	—	—	—	—

Gain on sales of lots, land and other	$—	$—	$180	$—	$180

	Nine Months Ended September 30, 2010
	Southern California	Northern California	Arizona	Nevada	Total
(Loss) Gain on sales of lots, land and other
Operating revenue	$—	$17,204	$—	$—	$17,204
Operating costs	(1,203)	(14,320)	—	(89)	(15,612)

(Loss) Gain on sales of lots, land and other	$(1,203)	$2,884	$—	$(89)	$1,592

	Nine Months Ended September 30, 2009
	Southern California	Northern California	Arizona	Nevada	Total
Loss on sales of lots, land and other
Operating revenue	$—	$—	$7,595	$—	$7,595
Operating costs	(9,323)	(28,565)	(8,677)	—	(46,565)

Loss on sales of lots, land and other	$(9,323)	$(28,565)	$(1,082)	$—	$(38,970)

	September 30, 2010	December 31, 2009
	(in thousands)
Homebuilding assets:
Southern California	$348,015	$324,728
Northern California	66,437	38,383
Arizona	201,827	172,518
Nevada	66,000	60,764
Corporate (1)	97,370	263,706

Total homebuilding assets	$779,649	$860,099

(1)	Comprised primarily of cash, receivables, deferred loan costs and other assets.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 4 — Real Estate Inventories

Real estate inventories consist of the following (in thousands):

	September 30, 2010	December 31, 2009
Inventories owned: (1)
Deposits	$32,037	$33,582
Land and land under development	368,880	334,877
Homes completed and under construction	165,112	100,795
Model homes	55,025	54,082

Total	$621,054	$523,336

Inventories not owned: (2)
Other land options contracts - land banking arrangement	$55,270	$55,270

(1)	The Company temporarily suspended development, sales and marketing activities at certain of its projects from 2006 to 2008 which were in various stages of development. Management of the Company determined that this strategy was necessary under the market conditions at that time and would allow the Company to market the properties at some future time when market conditions may have improved. As market conditions continue to improve into 2010, management of the Company has released for sale or restarted development certain of these held projects. At September 30, 2010, the Company has incurred costs related to the remaining suspended projects of $110.5 million, of which $45.3 million is included in Land and land under development, $41.2 million is included in Homes completed and under construction and $24.0 million is included in Model homes. At December 31, 2009, the Company has incurred costs related to these certain projects of $261.9 million, of which $165.3 million is included in Land and land under development, $61.3 million is included in Homes completed and under construction and $35.3 million is included in model homes.
(2)	Includes the consolidation of a land banking arrangement recorded as a product financing arrangement (See Note 9). Amounts are net of deposits.

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Under the provisions of ASC 360, the Company is required to make certain assumptions to estimate undiscounted future cash flows of a project, which include: (i) estimated sales prices, including sales incentives, (ii) anticipated sales absorption rates and sales volume, (iii) project costs incurred to date and the estimated future costs of the project based on the project budget and pace of construction of the homes, (iv) the carrying costs related to the time a project is actively selling until it closes the final unit in the project, and (v) alternative strategies including selling the land to a third party or temporarily suspending development of the project. Each project has different assumptions and is based on management’s assessment of the current market conditions that exist in each project location. The Company’s assumptions include moderate absorption increases in certain projects beginning in 2013. In addition, the Company has assumed some moderate reduction in sales incentives in certain projects.

The assumptions and judgments used by the Company in the estimation process to determine the future undiscounted cash flows of a project and its fair value are inherently uncertain and require a substantial degree of judgment. The realization of the Company’s real estate inventories is dependent upon future uncertain events and market conditions. Due to the subjective nature of the estimates and assumptions used in determining the future cash flows of a project, the uncertainty in the current housing market, the uncertainty in the banking and credit markets and the pace of the national economic recovery, actual results could differ materially from current estimates.

Management assesses land deposits for impairment when estimated land values are deemed to be less than the agreed upon contract price. The Company considers changes in market conditions, the timing of land purchases, the ability to renegotiate with land sellers the terms of the land option contracts in question, the availability and best use of capital, and other factors. The Company records abandoned land deposits and related pre-acquisition costs in cost of sales-lots, land and other in the consolidated statements of operations in the period that it is abandoned. During the three and nine months ended September 30, 2010, the Company recorded $39,000 and $1,292,000 respectively, related to abandoned land deposits (not under land banking arrangements) and related pre-acquisition costs. During the nine months ended September 30, 2009, the Company recorded $37.9 million related to abandoned land deposits and related pre-acquisition costs.

The following table summarizes inventory impairments recorded during the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Inventory impairments related to:
Land under development and homes completed and under construction	$7,652	$—	$7,943	$10,818
Land held for sale or sold	—	—	—	13,353

Total inventory impairments	$7,652	—	$7,943	$24,171

Number of projects impaired during the period	3	0	4	11

Number of projects assessed for impairment during the period	60	64	73	70

These charges were included in impairment loss on real estate assets in the accompanying consolidated statements of operations (See Note 3 for a detail of impairment by segment). The impairment charges recorded during the period noted above stemmed from lower home prices which were driven by increased incentives and discounts resulting from weakened demand experienced from 2006 through 2009. In 2010 in Arizona, management of the Company increased sales incentives for the purpose of adjusting to slowing absorption related to the impact on the project from increased competition from foreclosures. The Company may incur impairment on real estate inventories in the future, if the homebuilding industry experiences deteriorating market conditions or increased pricing pressure and slower absorption at certain of the Company’s projects as described above.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 5 — Senior Notes and Secured Indebtedness

As of September 30, 2010, the Company had the following outstanding Senior Secured Term Loan due 2014, 7 5/8% Senior Notes due 2012, 10 3/4% Senior Notes due 2013 and 7 1/2% Senior Notes due 2014 (in thousands):

Senior Secured Term Loan due October 20, 2014	$206,000
7 5/8% Senior Notes due December 15, 2012	66,704
10 3/4% Senior Notes due April 1, 2013	138,551
7 1/2% Senior Notes due February 15, 2014	77,867

$489,122

During the nine months ended September 30, 2010, the Company purchased, in privately negotiated transactions, (i) $0.5 million principal amount of its outstanding 7 5/8% Senior Notes at a cost of $0.4 million plus accrued interest, (ii) $30.0 million principal amount of its 10  3/4% Senior Notes at a cost of $25.8 million plus accrued interest, and (iii) $6.8 million principal of its 7 1/2% Senior Notes at a cost of $5.1 million plus accrued interest. The net gain resulting from these purchases during the first three quarters, after giving effect to amortization of related deferred loan costs, was approximately $5.6 million.

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

California Lyon received the first installment of $131.0 million, which funded in October 2009, and its second installment of $75.0 million, which funded in December 2009. Under the Term Loan Agreement, California Lyon will be restricted from future borrowings, and, if necessary, will be required to repay existing borrowings, in order to maintain required loan to value ratios such that: (i) the aggregate amount of outstanding loans under the Term Loan Agreement may not exceed 60% of the aggregate value of the properties securing the facility, with valuation based on the lower of appraised value (if any) and discounted net present value of the cash flows, plus unrestricted cash, and (ii) the aggregate amount of secured debt may not exceed 60% of the aggregate value of the properties owned by California Lyon and its subsidiaries, with valuation based on the lower of appraised value (if any) and discounted net present value of the cash flows. California Lyon is currently in compliance with the above requirements following each drawdown. The net proceeds to the Company from the first installment of the term loan, after giving effect to attorney fees, loan fees and other miscellaneous costs associated with the loan transaction, and repayment of the revolving credit facilities and purchase of the senior notes was $34.6 million. A portion of the $75.0 million proceeds from the second installment were used to fund the Company’s land acquisitions in 2010.

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The Term Loan will mature on October 20, 2014; however, in the event that any portion of the outstanding principal amounts (the “Repaid Senior Note Principal”) of the Senior Notes is repaid (whether or not at maturity), the Lenders may elect to require California Lyon to repay that portion of the outstanding Loan as bears the same ratio to the entire Loan outstanding (excluding any obligation of California Lyon with respect to the Exit fee or Make-Whole Payment) as the Repaid Senior Note Principal bears to the entire amounts then outstanding under all of the indentures. All or a portion of the Term Loan may also be accelerated upon certain other events described in the Loan Agreement. The lenders waived the requirement for such repayment in connection with the Senior Note repurchases described above and in Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

In addition, under the Term Loan, the Company is required to comply with a number of covenants, the most restrictive of which require the Company to maintain:

•	A tangible net worth, as defined in the agreement, of not less than $75.0 million;

•

A minimum borrowing base such that the indebtedness under the Term Loan does not exceed 60% of the Borrowing Base, with the “Borrowing Base” being calculated as (1) the discounted cash flows of each project securing the loan (collateral value), plus (2) restricted cash and (3) escrow proceeds receivable, as defined in the agreement;

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

The Company’s covenant compliance for the Term Loan at September 30, 2010 is detailed in the table set forth below:

Covenant and Other Requirements	Actual at September 30, 2010	Covenant Requirements at September 30, 2010
Tangible Net Worth (1)	$126.8	≥$75.0
Borrowing Base	42.0%	≤60%
Maximum Permitted Secured Indebtedness	48.0%	≤60%
Excluded Assets	$9.4	≤$20.0

(1)	Tangible Net Worth was calculated based on the stated amount of equity less intangible assets of $13.3 million as of September 30, 2010.

As of and for the period ending September 30, 2010, the Company was in compliance with the covenants under this loan.

If market conditions deteriorate, the Company continues to incur net loss or record additional impairment, the Company’s compliance with the financial covenants contained in the Company’s Term Loan could be negatively impacted. Under these circumstances, the lenders under the Term Loan would need to provide the Company with additional covenant relief if the Company is to avoid future noncompliance with these financial covenants. If the Company is unable to obtain requested covenant relief or is unable to obtain a waiver for any covenant non-compliance, the Company’s obligation to repay indebtedness under the Term Loan and the Senior Notes could be accelerated.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The Company can give no assurance that in such an event, the Company would have, or be able to obtain, sufficient funds to pay all debt that the Company would be required to repay.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

7 5/8% Senior Notes

On November 22, 2004, California Lyon issued $150.0 million principal amount of 7 5/8% Senior Notes due 2012 (the “7 5/8% Senior Notes”), resulting in net proceeds to the Company of approximately $148.5 million. Of the initial $150.0 million, $66.7 and $67.2 million in aggregate principal amount remained as of September 30, 2010 and December 31, 2009 respectively. In August 2010, the Company repurchased, in a privately negotiated transaction, $0.5 principal amount of its outstanding 7 5/8% Senior Notes at a cost of $0.4 million plus accrued interest.

Interest on the 7 5/8% Senior Notes is payable semi-annually on December 15 and June 15 of each year. Based on the current outstanding principal amount of the 7 5/8% Senior Notes, the Company’s semi-annual interest payments are $2.5 million.

The 7 5/8% Senior Notes are redeemable at the option of California Lyon, in whole or in part, at a redemption price equal to 100% of the principal amount plus a premium declining ratably to par, plus accrued and unpaid interest, if any.

10  3/4% Senior Notes

On March 17, 2003 California Lyon issued $250.0 million of 10 3/4% Senior Notes due 2013 (the “10 3/4% Senior Notes”) at a price of 98.493% to the public, resulting in net proceeds to the Company of approximately $246.2 million. The purchase price reflected a discount to yield 11% under the effective interest method and the notes have been reflected net of the unaccreted discount in the consolidated balance sheet. Of the initial $250.0 million, $138.6 million and $168.2 million aggregate principal amount remained outstanding as of September 30, 2010 and December 31, 2009, respectively. In July 2010, the Company repurchased, in a privately negotiated transaction, $10.5 million principal amount of its outstanding 10 3/4% Senior Notes at a cost of $9.0 million plus accrued interest. In August 2010, the Company repurchased, in privately negotiated transactions, $19.5 million principal amount of its outstanding 10 3/4% Senior Notes at a cost of $16.9 million plus accrued interest.

Interest on the 10 3/4% Senior Notes is payable on April 1 and October 1 of each year. Based on the current outstanding principal amount of the 10 3/4% Senior Notes, the Company’s semi-annual interest payments are $7.4 million.

The 10 3/4% Senior Notes are redeemable at the option of California Lyon, in whole or in part, at a redemption price equal to 100% of the principal amount plus a premium declining ratably to par, plus accrued and unpaid interest, if any.

7  1/2% Senior Notes

On February 6, 2004, California Lyon issued $150.0 million principal amount of 7 1/2% Senior Notes due 2014 (the “7 1/2% Senior Notes”), resulting in net proceeds to the Company of approximately $147.6 million. Of the initial $150.0 million, $77.9 and $84.8 million aggregate principal amount remained outstanding as of September 30, 2010 and December 31, 2009 respectively. In August 2010, the Company repurchased, in a privately negotiated transaction, $6.8 million principal amount of its outstanding 7 1/2% Senior Notes at a cost of $5.1 million plus accrued interest.

Interest on the 7 1/2% Senior Notes is payable on February 15 and August 15 of each year. Based on the current outstanding principal amount of 7 1/2% Senior Notes the Company’s semi-annual interest payments are $2.9 million.

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

If the Company’s consolidated tangible net worth falls below $75.0 million for any two consecutive fiscal quarters, California Lyon will be required to make an offer to purchase up to 10% of each class of Senior Notes originally issued at a purchase price equal to 100% of the principal amount, plus accrued and unpaid interest, if any. However, California Lyon may reduce the principal amount of the notes to be purchased by the principal amount of all notes previously redeemed prior to the offer to purchase.

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

As of and for the period ending September 30, 2010, the Company was in compliance with these covenants.

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

Construction Notes Payable

At September 30, 2010, the Company had two construction notes payable totaling $23.4 million. One of the notes matures in July 2011 and bears interest at rates based on either LIBOR or prime with an interest rate floor of 6.5% and an outstanding principal balance of $13.9 million. Interest is calculated on the average daily balance and is paid following the end of each month.

The other construction note had a remaining balance at September 30, 2010 of $9.5 million, after giving effect to a partial prepayment of the note in the amount of $28.1 million that was made in May 2010. This note was previously due to mature in July 2010; however, in conjunction with the partial prepayment, the Company and the lender entered into a new loan agreement for the remaining outstanding principal of $10.0 million, which matures July 2015. The new loan pays interest monthly at a fixed rate of 12.5%, with quarterly principal payments of $500,000. The interest rate decreases to 10.0% when the principal balance is reduced to $7.5 million.

Seller Financing

At September 30, 2010, the Company had $10.7 million of notes payable outstanding related to a land acquisition for which seller financing was provided, which is included in notes payable in the accompanying consolidated balance sheet. The seller financing note is due at various dates through 2012 and bear interest at 7.0%. Interest is calculated on the principal balance outstanding and is accrued and paid to the seller at the time each residential unit is closed. In addition, the Company makes an annual interest payment on the outstanding principal balance related to any remaining residential units.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

CONSOLIDATING BALANCE SHEET

September 30, 2010

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
ASSETS
Cash and cash equivalents	$—	$69,475	$172	$2,256	$—	$71,903
Restricted cash	—	640	—	—	—	640
Receivables	—	9,842	317	3,454	—	13,613
Income tax refund receivable	—	—	—	—	—	—
Real estate inventories
Owned	—	610,987	—	10,067	—	621,054
Not owned	—	55,270	—	—	—	55,270
Property and equipment, net	—	1,300	—	—	—	1,300
Deferred loan costs	—	13,313	—	—	—	13,313
Other assets	—	2,404	152	—	—	2,556
Investments in subsidiaries	129,565	3,998	—	—	(133,563)	—
Intercompany receivables	—	—	203,588	8	(203,596)	—

	$129,565	$767,229	$204,229	$15,785	$(337,159)	$779,649

LIABILITIES AND EQUITY
Accounts payable	$—	$10,846	$30	$952	$—	$11,828
Accrued expenses	—	49,000	223	83	—	49,306
Liabilities from inventories not owned	—	55,270	—	—	—	55,270
Notes payable	—	34,051	—	—	—	34,051
Senior Secured Term Loan	—	206,000	—	—	—	206,000
7 5/8% Senior Notes	—	66,704	—	—	—	66,704
10 3/4% Senior Notes	—	138,551	—	—	—	138,551
7 1/2% Senior Notes	—	77,867	—	—	—	77,867
Intercompany payables	—	203,352	—	244	(203,596)	—

Total liabilities	—	841,641	253	1,279	(203,596)	639,577
Equity
Stockholders’ equity (deficit)	129,565	(74,412)	203,976	14,506	(144,070)	129,565
Non-controlling interest	—	—	—	—	10,507	10,507

	$129,565	$767,229	$204,229	$15,785	$(337,159)	$779,649

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

CONSOLIDATING BALANCE SHEET

December 31, 2009

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
ASSETS
Cash and cash equivalents	$—	$115,247	$111	$2,229	$—	$117,587
Restricted cash	—	4,352	—	—	—	4,352
Receivables	—	12,599	320	3,375	—	16,294
Income tax refunds receivable	—	106,989	—	—	—	106,989
Real estate inventories
Owned	—	515,102	—	8,234	—	523,336
Not owned	—	55,270	—	—	—	55,270
Property and equipment, net	—	1,624	49	—	—	1,673
Deferred loan costs	—	14,859	—	—	—	14,859
Other assets	—	19,522	217	—	—	19,739
Investments in subsidiaries	150,600	3,978	—	—	(154,578)	—
Intercompany receivables	—	—	204,917	—	(204,917)	—

	$150,600	$849,542	$205,614	$13,838	$(359,495)	$860,099

LIABILITIES AND EQUITY
Accounts payable	$—	$8,914	$42	$2,090	$—	$11,046
Accrued expenses	—	44,814	397	83	—	45,294
Liabilities from inventories not owned	—	55,270	—	—	—	55,270
Notes payable	—	64,227	—	—	—	64,227
Senior Secured Term Loan	—	206,000	—	—	—	206,000
7 5/8% Senior Notes	—	67,204	—	—	—	67,204
10 3/4% Senior Notes	—	168,158	—	—	—	168,158
7 1/2% Senior Notes	—	84,701	—	—	—	84,701
Intercompany payables	—	204,829	—	88	(204,917)	—

Total liabilities	—	904,117	439	2,261	(204,917)	701,900
Equity
Stockholders’ equity (deficit)	150,600	(54,575)	205,175	11,577	(162,177)	150,600
Non-controlling interest	—	—	—	—	7,599	7,599

	$150,600	$849,542	$205,614	$13,838	$(359,495)	$860,099

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended September 30, 2010

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$67,945	$3,565	$2,170	$—	$73,680
Construction services	—	1,573	—	—	—	1,573
Management fees	—	99	—	—	(99)	—

	—	69,617	3,565	2,170	(99)	75,253

Operating costs
Cost of sales	—	(56,688)	(3,617)	(1,928)	99	(62,134)
Impairment loss on real estate assets	—	(7,652)	—	—	—	(7,652)
Construction services	—	(1,327)	—	—	—	(1,327)
Sales and marketing	—	(4,518)	(295)	(271)	—	(5,084)
General and administrative	—	(6,607)	(81)	—	—	(6,688)
Other	—	(436)	—	—	—	(436)

	—	(77,228)	(3,993)	(2,199)	99	(83,321)

Equity in of unconsolidated joint ventures	—	(1,080)	—	—	—	(1,080)

Loss from subsidiaries	(8,013)	(432)	—	—	8,445	—

Operating loss	(8,013)	(9,123)	(428)	(29)	8,445	(9,148)
Interest expense, net of amounts capitalized	—	(4,511)	—	—	—	(4,511)
Gain on retirement of debt	—	5,572	—	—	—	5,572
Other income (expense), net	—	106	(57)	(4)	—	45

Consolidated net loss	(8,013)	(7,956)	(485)	(33)	8,445	(8,042)
Less: Net loss—non-controlling interest	—	—	—	—	29	29

Net loss attributable to William Lyon Homes	$(8,013)	$(7,956)	$(485)	$(33)	$8,474	$(8,013)

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended September 30, 2009

(in thousands)

	Unconsolidated				Eliminating Entries	Consolidated Company
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Operating revenue
Sales	$—	$43,672	$11,611	$682	$—	$55,965
Construction services	—	11,248	—	—	—	11,248
Management fees	—	32	—	—	(32)	—

	—	54,952	11,611	682	(32)	67,213

Operating costs
Cost of sales	—	(37,177)	(11,354)	(526)	32	(49,025)
Loss on impairment of real estate assets	—	—	—	—	—	—
Construction services	—	(9,115)	—	—	—	(9,115)
Sales and marketing	—	(3,271)	(651)	(76)	—	(3,998)
General and administrative	—	(3,989)	(56)	—	—	(4,045)
Other	—	(1,936)	(4)	—	—	(1,940)

	—	(55,488)	(12,065)	(602)	32	(68,123)

Equity in income of unconsolidated joint ventures	—	532	—	—	—	532

Loss from subsidiaries	(11,637)	(3,441)	—	—	15,078	—

Operating (loss) income	(11,637)	(3,445)	(454)	80	15,078	(378)
Interest expense, net of amounts capitalized	—	(8,251)	—	—	—	(8,251)
Other income (expense), net	—	257	(3,511)	163	—	(3,091)

(Loss) income before benefit from income taxes	(11,637)	(11,439)	(3,965)	243	15,078	(11,720)

Benefit from income taxes	—	56	—	—	—	56

Consolidated net (loss) income	(11,637)	(11,383)	(3,965)	243	15,078	(11,664)
Less: Net loss—non-controlling interest	—	—	—	—	27	27

Net (loss) income attributable to William Lyon Homes	$(11,637)	$(11,383)	$(3,965)	$243	$15,105	$(11,637)

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS

Nine Months Ended September 30, 2010

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$181,624	$13,689	$2,170	$—	$197,483
Construction services	—	7,625	—	—	—	7,625
Management fees	—	99	—	—	(99)	—

	—	189,348	13,689	2,170	(99)	205,108

Operating costs
Cost of sales	—	(150,586)	(13,489)	(1,888)	99	(165,864)
Impairment loss on real estate assets	—	(7,943)	—	—	—	(7,943)
Construction services	—	(5,248)	—	—	—	(5,248)
Sales and marketing	—	(13,170)	(948)	(368)	—	(14,486)
General and administrative	—	(18,010)	(243)	(21)	—	(18,274)
Other	—	(2,334)	—	—	—	(2,334)

	—	(197,291)	(14,680)	(2,277)	99	(214,149)

Equity in income of unconsolidated joint ventures	—	93	—	—	—	93

(Loss) income from subsidiaries	(21,035)	(978)	12	—	22,001	—

Operating loss	(21,035)	(8,828)	(979)	(107)	22,001	(8,948)
Interest expense, net of amounts capitalized	—	(17,818)	—	—	—	(17,818)
Gain on retirement of debt	—	5,572	—	—	—	5,572
Other income (expense), net	—	163	(201)	12	—	(26)

Loss before benefit from income taxes	(21,035)	(20,911)	(1,180)	(95)	22,001	(21,220)
Benefit from income taxes	—	65	—	—	—	65

Consolidated net loss	(21,035)	(20,846)	(1,180)	(95)	22,001	(21,155)
Less: Net loss—non-controlling interest	—	—	—	—	120	120

Net loss attributable to William Lyon Homes	$(21,035)	$(20,846)	$(1,180)	$(95)	$22,121	$(21,035)

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS

Nine Months Ended September 30, 2009

(in thousands)

	Unconsolidated				Eliminating Entries	Consolidated Company
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Operating revenue
Sales	$—	$155,458	$26,258	$5,620	$—	$187,336
Construction services	—	26,623	—	—	—	26,623
Management fees	—	283	—	—	(283)	—

	—	182,364	26,258	5,620	(283)	213,959

Operating costs
Cost of sales	—	(174,864)	(25,433)	(4,636)	283	(204,650)
Impairment loss on real estate assets	—	(24,171)	—	—	—	(24,171)
Construction services	—	(22,726)	—	—	—	(22,726)
Sales and marketing	—	(10,559)	(1,616)	(487)	—	(12,662)
General and administrative	—	(14,381)	(199)	(18)	—	(14,598)
Other	—	(4,483)	(4)	—	—	(4,487)

	—	(251,184)	(27,252)	(5,141)	283	(283,294)

Equity in loss of unconsolidated joint ventures	—	(778)	—	—	—	(778)

Loss from subsidiaries	(40,842)	(4,457)	—	—	45,299	—

Operating (loss) income	(40,842)	(74,055)	(994)	479	45,299	(70,113)
Interest expense, net of amounts capitalized	—	(25,284)	—	—	—	(25,284)
Gain on retirement of debt	—	57,973	—	—	—	57,973
Other income (expense), net	—	701	(4,632)	118	—	(3,813)

(Loss) income before benefit from income taxes	(40,842)	(40,665)	(5,626)	597	45,299	(41,237)
Benefit from income taxes	—	78	—	—	—	78

Consolidated net (loss) income	(40,842)	(40,587)	(5,626)	597	45,299	(41,159)
Less: Net income—non-controlling interest	—	—	—	—	(92)	(92)

Net (loss) income attributable to William Lyon Homes	$(40,842)	$(40,587)	$(5,626)	$597	$45,207	$(41,251)

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended September 30, 2010

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating activities
Net loss	$(21,035)	$(20,846)	$(1,180)	$(95)	$22,001	$(21,155)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	—	231	78	—	—	309
Impairment loss on real estate assets	—	7,943	—	—	—	7,943
Equity in income of unconsolidated joint ventures	—	(93)	—	—	—	(93)
Loss on disposition of fixed asset	—	—	122	—	—	122
Gain on retirement of debt	—	(5,572)	—	—	—	(5,572)
Equity in earnings of subsidiaries	21,035	978	(12)	—	(22,001)	—
Benefit from income taxes	—	(65)	—	—	—	(65)
Net changes in operating assets and liabilities:
Restricted cash	—	3,712	—	—	—	3,712
Receivables	—	2,757	3	(79)	—	2,681
Income tax refund receivable	—	107,054	—	—	—	107,054
Real estate inventories—owned	—	(92,783)	—	(1,833)	—	(94,616)
Deferred loan costs	—	2,424	—	—	—	2,424
Other assets	—	15,075	65	—	—	15,140
Accounts payable	—	1,932	(12)	(1,138)	—	782
Accrued expenses	—	4,186	(174)	—	—	4,012

Net cash provided (used in) by operating activities	—	26,933	(1,110)	(3,145)	—	22,678

Investing activities
Net change in investment in and advances to unconsolidated joint ventures	—	2,136	—	—	—	2,136
Purchases of property and equipment	—	93	(151)	—	—	(58)
Investments in subsidiaries	—	(998)	12	—	986	—

Net cash provided by (used in) investing activities	—	1,231	(139)	—	986	2,078

Financing activities
Proceeds from borrowings on notes payable	—	7,870	—	—	—	7,870
Principal payments on notes payable	—	(50,070)	—	—	—	(50,070)
Net cash paid for retirement of senior notes	—	(31,268)	—	—	—	(31,268)
Non-controlling interest contributions, net	—	—	—	—	3,028	3,028
Advances to affiliates	—	—	(19)	3,024	(3,005)	—
Intercompany receivables/payables	—	(468)	1,329	148	(1,009)	—

Net cash (used in) provided by financing activities	—	(73,936)	1,310	3,172	(986)	(70,440)

Net (decrease) increase in cash and cash equivalents	—	(45,772)	61	27	—	(45,684)
Cash and cash equivalents at beginning of period	—	115,247	111	2,229	—	117,587

Cash and cash equivalents at end of period	$—	$69,475	$172	$2,256	$—	$71,903

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended September 30, 2009

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating activities
Net (loss) income	$(40,842)	$(40,587)	$(5,626)	$597	$45,299	$(41,159)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	—	435	904	—	—	1,339
Impairment loss on real estate assets	—	24,171	—	—	—	24,171
Equity in loss of unconsolidated joint ventures	—	778	—	—	—	778
Gain on retirement of debt	—	(57,973)	—	—	—	(57,973)
Loss on sale of fixed asset	—	—	3,009	—	—	3,009
Equity in earnings of subsidiaries	41,251	4,457	—	—	(45,708)	—
Benefit from income taxes	—	(78)	—	—	—	(78)
Net changes in operating assets and liabilities:
Restricted cash	—	(260)	—	—	—	(260)
Receivables	—	(681)	13,077	6,847	—	19,243
Income tax refund receivable	—	41,615	—	—	—	41,615
Real estate inventories—owned	—	61,949	—	5,344	—	67,293
Deferred loan costs	—	1,194	—	—	—	1,194
Other assets	—	526	1,060	—	—	1,586
Accounts payable	—	(3,412)	(40)	(3,730)	—	(7,182)
Accrued expenses	—	(9,373)	(305)	—	—	(9,678)

Net cash provided by operating activities	409	22,761	12,079	9,058	(409)	43,898

Investing activities
Net change in investment in and advances to unconsolidated joint ventures	—	168	—	—	—	168
Net proceeds from sale of fixed asset	—	—	2,063	—	—	2,063
Purchases of property and equipment	—	77	(98)	—	—	(21)
Investments in subsidiaries	—	71	—	—	(71)	—
Advances to affiliates	—	(22,210)	—	—	22,210	—

Net cash (used in) provided by investing activities	—	(21,894)	1,965	—	22,139	2,210

Financing activities
Proceeds from borrowings on notes payable	—	95,609	11.352	—	—	106,961
Principal payments on notes payable	—	(140,098)	(17,621)	—	—	(157,719)
Net cash paid for retirement of senior notes	—	(25,424)	—	—	—	(25,424)
Minority interest contributions, net	—	—	—	—	(4,742)	(4,742)
Advances to affiliates	—	—	(512)	(9,775)	10,287	—
Intercompany receivables/payables	(409)	39,691	(9,957)	(2,050)	(27,275)	—

Net cash used in financing activities	(409)	(30,222)	(16,738)	(11,825)	(21,730)	(80,924)

Net decrease in cash and cash equivalents	—	(29,355)	(2,694)	(2,767)	—	(34,816)
Cash and cash equivalents at beginning of period	—	59,285	2,898	4,834	—	67,017

Cash and cash equivalents at end of period	$—	$29,930	$204	$2,067	$—	$32,201

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 6 — Fair Value of Financial Instruments

In accordance with FASB ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), the Company is required to disclose the estimated fair value of financial instruments. As of September 30, 2010, the Company used the following assumptions to estimate the fair value of each type of financial instrument for which it is practicable to estimate:

•	Cash and Cash Equivalents — The carrying amount is a reasonable estimate of fair value. The Company’s cash balances primarily consist of short-term liquid investments and demand deposits.

•	Construction Notes Payable — For certain notes, the carrying amount is a reasonable estimate of fair value because the maturities occur within one year or the loan was renegotiated during the period.

•	Seller Financing — The carrying amount is a reasonable estimate of fair value because the note originated during the current period and has a short term maturity.

•

Senior Secured Term Loan — The carrying amount is a reasonable estimate of fair value. The loan originated in October 2009 and due to the short time frame since the loan was funded, management of the Company believes a new loan of this type would have similar pricing, using level 3 inputs.

•	Senior Notes Payable — The senior notes are traded over the counter and their fair values were based upon quotes from industry sources.

The estimated fair values of financial instruments are as follows (in thousands):

	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$71,903	$71,903	$117,587	$117,587
Financial liabilities:
Construction notes payable	$23,399	$23,399	$64,227	$42,149
Seller financing	$10,652	$10,652	$—	$—
Senior Secured Term Loan due 2014	$206,000	$206,000	$206,000	$206,000
7 5/8% Senior Notes due 2012	$66,704	$54,531	$67,204	$42,943
10 3/4% Senior Notes due 2013	$138,551	$117,076	$168,158	$120,233
7 1/2% Senior Notes due 2014	$77,867	$56,563	$84,701	$59,291

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

The following table summarizes the fair-value measurements of its non-financial assets for the nine months ended September 30, 2010:

	Fair Value Hierarchy	Fair Value at Measurement Date(1)	Impairment Charges for the Nine Months Ended September 30, 2010(1)
	(in thousands)
Land under development and homes completed and under construction(2)	Level 3	$16,295	$7,943

(1)	Amounts represent the aggregate fair values for communities where the Company recognized noncash inventory impairment charges for the periods ending June 30, 2010 and September 30, 2010, the date that the fair value measurements were made. The carrying value for these communities may have subsequently increased or decreased from the fair value reflected due to activity that has occurred since the measurement date.
(2)	In accordance with ASC 360, inventory under this caption with a carrying value of $0.9 million and $23.3 million was written down to its fair value of $0.6 million and $15.7 million at June 30, 2010 and September 30, 2010, resulting in total impairments of $0.3 million and $7.6 million for the respective periods.

The following table summarizes the fair-value measurements of its non-financial assets for the nine months ended September 30, 2009:

	Fair Value Hierarchy	Fair Value at Measurement Date(1)	Impairment Charges for the Six Months Ended June 30, 2009(1)
	(in thousands)
Land under development and homes completed and under construction(2)	Level 3	$12,241	$10,818
Inventory held-for-sale(3)	Level 3	7,822	13,353

(1)	Amounts represent the aggregate fair values for communities where the Company recognized noncash inventory impairment charges during the period, as of March 31, 2009, the date that the fair value measurements were made. The carrying value for these communities may have subsequently increased or decreased from the fair value reflected due to activity that has occurred since the measurement date.
(2)	In accordance with ASC 360, inventory under this caption with a carrying value of $23.1 million was written down to its fair value of $12.3 million at March 31, 2009, resulting in total impairments of $10.8 million for the period.
(3)	In accordance with ASC 360, inventory under this caption with a carrying value of $21.2 million was written down to its fair value of $7.8 million at March 31, 2009, resulting in total impairments of $13.4 million.

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 7 — Related Party Transactions

On December 27, 2007, the Company sold certain land in San Diego County, California for $12.0 million in cash to a limited liability company owned indirectly by Frank T. Suryan, Jr. as Trustee for the Suryan Family Trust. Mr. Suryan is Chairman and Chief Executive Officer of Lyon Capital Ventures, a company wholly-owned by Frank T. Suryan, Jr., General William Lyon, Chairman and Chief Executive Officer of the Company, and a trust whose sole beneficiary is William H. Lyon, President and Chief Operating Officer of the Company. The Company received a report from a third-party valuation and financial advisory services firm as to the reasonableness of the sales price in the transaction. Further, the transaction was unanimously approved by all independent members of the Board of Directors. Prior to the sale, the net book value of this land (as reflected on the Company’s financial statements) was approximately $18.7 million resulting in a loss on the transaction of $6.7 million. In October 2008, in a separately negotiated transaction from the sale of the land to the Company owned indirectly by the Suryan Family Trust (the “Owner”), the Company was contracted by and for the Owner to build apartment units for a contract price of $13.5 million, which includes the Company’s contractor fee of $0.5 million. As described in Note 1, the Company accounts for this transaction based on the percentage of completion method, and recorded construction services revenue of $4.4 million and construction services costs of $4.2 million during the three months ended March 31, 2009, respectively. This project was completed during 2009 and therefore there are no comparable amounts during the three or nine months ended September 30, 2010.

For the three and nine months ended September 30, 2010, the Company incurred reimbursable on-site labor costs of $45,000 and $164,000, respectively, and for the three and nine months ended September 30, 2009, the Company incurred reimbursable on-site labor-costs of $41,000 and $153,000, respectively, for providing customer service to real estate projects developed by entities controlled by William Lyon and William H. Lyon. At September 30, 2010 and December 31, 2009, $148,000 and $58,000, respectively, was due to the Company for reimbursable on-site labor costs. In October, the Company received $104,000 of the $148,000 that was due.

The Company earned fees of $92,000 and $336,000, respectively, during the three and nine months ended September 30, 2010 with no comparable amounts in 2009, related to a Human Resources and Payroll Services contract between the Company and an entity controlled by General William Lyon and William H. Lyon of which $63,000 was due to the Company at September 30, 2010. In October, the Company received $31,500 of the $63,000 that was due.

For the three and nine months ended September 30, 2010, the Company incurred charges of $197,000 and $590,000, respectively, related to rent on its corporate office, from a trust of which William H. Lyon is the sole beneficiary. For the three and nine months ended September 30, 2009, the Company incurred charges of $197,000 and $590,000, respectively.

On September 3, 2009, Presley CMR, Inc., a California corporation (“Presley CMR”) and wholly owned subsidiary of California Lyon, entered into an Aircraft Purchase and Sale Agreement (“PSA”) with an affiliate of General William Lyon to sell the aircraft described above. The PSA provided for an aggregate purchase price for the Aircraft of $8.3 million, (which value was the appraised fair market value of the Aircraft), which consists of: (i) cash in the amount of $2.1 million to be paid at closing and (ii) a promissory note from the affiliate in the amount of $6.2 million, which is included in receivables in the accompanying consolidated balance sheet at September 30, 2010 and December 31, 2009. The closing of this sale occurred on September 9, 2009. The Company recorded a loss on the sale of the Aircraft totaling $3.0 million in 2009.

In 2004, the Company entered into an aircraft consulting and management agreement with an affiliate (the “Affiliate”) of William Lyon to operate and manage the Company’s aircraft. The terms of the agreement provided that the Affiliate shall consult and render its advice and management services to the Company with respect to all functions necessary to the operation, maintenance and administration of the aircraft. The Company’s business plan for the aircraft included (i) use by Company executives for traveling on Company business to the Company’s divisional offices and other destinations, (ii) charter service to outside third parties and (iii) charter service to William Lyon personally. Charter services for outside third parties are contracted for at market rates. As compensation to the Affiliate for its management and consulting services under the agreement, the Company pays the Affiliate a fee equal to (i) the amount equal to 107% of compensation paid by the affiliate for the pilots supplied pursuant to the agreement, (ii) $50 per operating hour for the aircraft and (iii) $9,000 per month for hangar rent. In addition, all maintenance work, inspections and repairs performed by the Affiliate on the aircraft are charged to the Company at the Affiliate’s published rates for maintenance, inspections and repairs in effect at the time such work is completed. The total compensation paid to the Affiliate under the agreement amounted to $182,000 and $757,000, for the three and nine months ended September 30, 2009, respectively.

Effective July 1, 2006, General William Lyon entered into a time sharing agreement (“the Agreement”) with the Company pertaining to his personal use of the aircraft. The agreement calls for General Lyon to reimburse the company for all costs incurred by the Company during his personal flights plus a surcharge on fuel consumption of two times the cost. Pursuant to the agreement, the Company had earned revenue of $0 and $53,000 for charter services provided to William Lyon personally, during the three and nine months ended September 30, 2009, respectively.

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

The Company accounts for income taxes in accordance with FASB ASC Topic 740, Income Taxes (“ASC 740”). ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be considered “more-likely-than-not” to be sustained upon examination by taxing authorities. The Company has taken positions in certain taxing jurisdictions for which it is more likely than not that previously unrecognized tax benefits will be recognized. In addition, the Company has elected to recognize interest and penalties related to uncertain tax positions in the income tax provision. In accordance with the provisions of ASC 740, effective January 1, 2007, the Company recorded an income tax refund receivable of $5.7 million and recognized the associated tax benefit as an increase in additional paid-in capital. In connection therewith, the Company recorded interest receivable of $1.1 million and recognized the associated tax benefit as an increase in retained earnings. Since recording the income tax refund, the Company has received refunds and accrued additional interest, leaving approximately $5.2 million of income tax refunds and interest receivable on the consolidated balance sheet at December 31, 2009. The Company received the balance of the refunds and interest, totaling $5.2 million in the first quarter of 2010. At December 31, 2009 and September 30, 2010, the Company has no unrecognized tax benefits.

In compliance with the Company’s election to recognize interest income (expense) and penalties related to uncertain tax positions in the income tax provision, $75,000 of interest income related to the income tax refund received, recorded under the provisions of ASC 740, is included in the benefit from income taxes of $65,000 for the nine months ended September 30, 2010.

As of January 1, 2010, the Company has gross federal and state net operating loss carry forwards totaling approximately $39.2 million and $328.3 million respectively. Federal net operating loss carry forwards will expire after 2028; state net operating loss carry forwards begin to expire after 2013.

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

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

As of September 30, 2010, the Company had $0.6 million of outstanding irrevocable standby letters of credit to guarantee the Company’s financial obligations under certain contractual arrangements in the normal course of business. The standby letters of credit were secured by cash as reflected by restricted cash on the accompanying consolidated balance sheet. The beneficiary may draw upon these letters of credit in the event of a contractual default by the Company relating to each respective obligation. These letters of credit generally have a stated term of 12 months and have varying maturities throughout 2010 and 2011, at which time the Company may be required to renew to coincide with the term of the respective arrangement.

The Company also had outstanding performance and surety bonds of $88.7 million at September 30, 2010 related principally to its obligations for site improvements at various projects. The Company does not believe that draws upon these bonds, if any, will have a material effect on the Company’s financial position, results of operations or cash flows.

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

Land Banking Agreements

The Company enters into purchase agreements with various land sellers. In some instances, and as a method of acquiring land in staged takedowns, thereby minimizing the use of funds from the Company’s corporate financing sources and limiting the Company’s risk, the Company transfers its right in such purchase agreements to entities owned by third parties (land banking arrangements). These entities use equity contributions and/or incur debt to finance the acquisition and development of the lots. The entities grant the Company an option to acquire lots in staged takedowns. In consideration for this option, the Company makes a non-refundable deposit of 15% to 25% of the total purchase price. The Company is under no obligation to purchase the balance of the lots, but would forfeit remaining deposits and be subject to penalties if the lots were not purchased. The Company does not have legal title to these entities or their assets and has not guaranteed their liabilities. These land banking arrangements help the Company manage the financial and market risk associated with land holdings. ASC 810 requires the consolidation of the assets, liabilities and operations of the Company’s land banking arrangements that are VIEs, of which none existed at September 30, 2010 and December 31, 2009.

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Consolidated real estate inventories-owned include land deposits under option agreements or land banking arrangements of $55.3 million at September 30, 2010 and December 31, 2009, respectively.

Summary information with respect to the Company’s consolidated land banking arrangements is as follows as of September 30, 2010 (dollars in thousands):

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

Results of Operations

Over the last several years, the homebuilding industry experienced decreased demand for housing, declining sales prices and decreased absorption and sales rates. Beginning in 2006 and continuing into the beginning of 2009, these conditions were the result of an erosion of homebuyer confidence which was driven by increases in unemployment, limited availability of mortgage financing due to stress in the mortgage and credit markets, price instability, increasing foreclosures and increased levels of housing inventory in the market. In the latter part of 2009 and into 2010, in certain of the Company’s markets, the Company has experienced steadying sales absorption rates, a decrease in sales incentives and an increase in base pricing, while homebuilding costs continue to decrease. However, during the three months ended September 30, 2010, the Company experienced slower absorption rates than anticipated, while the national economy recovers.

The Company’s number of net new home orders per average sales location overall decreased to 9.1 for the three months ended September 30, 2010 compared to 10.3 for the three months ended September 30, 2009. In Southern California, net new home orders per average sales location decreased to 10.7 during the three months ended September 30, 2010 from 13.3 for the same period in 2009. In Northern California, net new home orders per average sales location decreased to 6.7 in the 2010 period from 7.7 for the same period in 2009. In Arizona, net new home orders per average sales location decreased to 8.7 in the 2010 period from 17.8 for the same period in 2009. In Nevada, net new home orders per average sales location increased to 11.0 in the 2010 period from 4.0 for the same period in 2009.

The Company’s cancellation rate decreased 2% to 17% in the three months ended September 30, 2010, compared to 19% in the 2009 period, particularly impacted by Southern California’s cancellation rate of 17% in the 2010 period compared to 21% in the 2009 period and Nevada of 12% in the 2010 period compared to 22% in the 2009 period. In addition, the Company is experiencing increased homebuilding gross margin percentages of 15.7% in the three months ended September 30, 2010, compared to 12.1% in the 2009 period particularly impacted by Southern California gross margins of 16.0% in the 2010 period compared to 15.0% in the 2009 period, Northern California gross margins of 17.2% in the 2010 period compared to 12.3% in the 2009 period and Nevada gross margins of 21.4% in the 2010 period compared to 9.9% in the 2009 period.

Comparisons of Three Months Ended September 30, 2010 to September 30, 2009

On a consolidated basis, the number of net new home orders for the three months ended September 30, 2010 decreased 34% to 163 homes from 246 homes for the three months ended September 30, 2009. The number of homes closed on a consolidated basis for the three months ended September 30, 2010, decreased 15% to 192 homes from 227 homes for the three months ended September 30, 2009. On a consolidated basis, the backlog of homes sold but not closed as of September 30, 2010 was 173, down 46% from 320 homes a year earlier.

Homes in backlog are generally closed within three to six months. The dollar amount of backlog of homes sold but not closed on a consolidated basis as of September 30, 2010 was $70.1 million, down 14% from $81.2 million as of September 30, 2009. The cancellation rate of buyers who contracted to buy a home but did not close escrow at the Company’s projects was 17% during the three months ended September 30, 2010 compared to 19% during the three months ended September 30, 2009. The inventory of completed and unsold homes was 67 homes as of September 30, 2010, up from 14 homes at September 30, 2009.

The average number of sales locations during the quarter ended September 30, 2010 was 18, down 25% from 24 in the comparable period a year ago.

The Company’s number of new home orders per average sales location decreased 12% to 9.1 for the three months ended September 30, 2010 as compared to 10.3 for the three months ended September 30, 2009. This was attributable to Southern California, which decreased from 13.3 per location at September 30, 2009 to 10.7 per location at September 30, 2010, Northern California, which decreased from 7.7 per location at September 30, 2009 to 6.7 per location at September 30, 2010, Arizona, which decreased from 17.8 per location at September 30, 2009 to 8.7 per location at September 30, 2010 offset by Nevada which increased to 11.0 per location during the 2010 period compared to 4.0 per location in the 2009 period.

	Three Months Ended September 30,		Increase (Decrease)
	2010	2009	Amount	%
Number of Net New Home Orders
Southern California	75	120	(45)	(38)%
Northern California	40	23	17	74%
Arizona	26	71	(45)	(63)%
Nevada	22	32	(10)	(31)%

Total	163	246	(83)	(34)%

Cancellation Rate	17%	19%	(2)%

Net new home orders in each segment, except Northern California, decreased period over period. In Northern California, net new home orders increased 74% from 23 in the 2009 period to 40 in the 2010 period. Arizona experienced a significant increase in homebuyer demand in 2009 with the introduction of the new home buyer federal tax credit. In addition, in the 2010 period, the Company’s Arizona projects are experiencing competition from the large number of bank foreclosures and short sales in the marketplace.

Cancellation rates decreased to 17% for the three month period ended September 30, 2010 from 19% for the three month period ended September 30, 2009. The change includes a decrease in the cancellation rate in Southern California to 17% in the 2010 period from 21% in the 2009 period, an increase in Northern California to 27% in the 2010 period from 18% in the 2009 period, a decrease in Arizona to 0% in the 2010 period from 14% in the 2009 period and a decrease in Nevada to 12% in the 2010 period from 22% in the 2009 period.

	Three Months Ended September 30,		Increase (Decrease)
	2010	2009	Amount	%
Average Number of Sales Locations
Southern California	7	9	(2)	(22)%
Northern California	6	3	3	100%
Arizona	3	4	(1)	(25)%
Nevada	2	8	(6)	(75)%

Total	18	24	(6)	(25)%

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

	September 30,		Increase (Decrease)
	2010	2009	Amount	%
Backlog (units)
Southern California	111	210	(99)	(47)%
Northern California	34	18	16	89%
Arizona	15	67	(52)	(78)%
Nevada	13	25	(12)	(48)%

Total	173	320	(147)	(46)%

The Company’s backlog at September 30, 2010 decreased 46% from 320 units at September 30, 2009 to 173 units for the period ending September 30, 2010, primarily resulting from a decrease in average sales locations and a decrease in net new home orders during the period. The decrease in backlog at quarter end reflects a decrease in total net new order activity of 34% to 163 homes in the 2010 period from 246 homes in the 2009 period, and the 15% decrease in the number of homes closed to 192 in the 2010 period from 227 in the 2009 period.

	September 30		Increase (Decrease)
	2010	2009	Amount	%
	(dollars in thousands)
Backlog (dollars)
Southern California	$53,292	$59,664	$(6,372)	(11)%
Northern California	12,231	5,497	6,734	123%
Arizona	1,930	10,526	(8,596)	(82)%
Nevada	2,685	5,492	(2,807)	(51)%

Total	$70,138	$81,179	$(11,039)	(14)%

The dollar amount of backlog of homes sold but not closed as of September 30, 2010 was $70.1 million, down 14% from $81.2 million as of September 30, 2009. The decrease in backlog during this period reflects a decrease in net new order activity of 34% to 163 homes in the 2010 period compared to 246 homes in the 2009 period. In addition, the dollar amount of backlog is affected by recent average sales prices for new home orders. The Company experienced an increase of 60% in the average sales price of homes in backlog to $405,400 as of September 30, 2010 compared to $253,700 as of September 30, 2009. The decrease in the dollar amount of backlog of homes sold but not closed as described above generally results in a decrease in operating revenues in the subsequent period as compared to the previous period.

In Southern California, the dollar amount of backlog decreased 11% to $53.3 million as of September 30, 2010 from $59.7 million as of September 30, 2009, which is attributable to a 38% decrease in net new home orders in Southern California to 75 homes in the 2010 period compared to 120 homes in the 2009 period, offset by a 69% increase in the average sales price of homes in backlog to $480,100 as of September 30, 2010 compared to $284,100 as of September 30, 2009. In Southern California, the cancellation rate decreased to 17% for the period ended September 30, 2010 from 21% for the period ended September 30, 2009.

In Northern California, the dollar amount of backlog increased 123% to $12.2 million as of September 30, 2010 from $5.5 million as of September 30, 2009, which is attributable to a 74% increase in net new home orders in Northern California to 40 homes in the 2010 period compared to 23 homes in the 2009 period, along with an 18% increase in the average sales price of homes in backlog to $359,800 as of September 30, 2010 compared to $305,400 as of September 30, 2009. In Northern California, the cancellation rate increased to 27% for the period ended September 30, 2010 from 18% for the period ended September 30, 2009.

In Arizona, the dollar amount of backlog decreased 82% to $1.9 million as of September 30, 2010 from $10.5 million as of September 30, 2009, which is attributable to a 63% decrease in net new home orders in Arizona to 26 homes in the 2010 period compared to 71 homes in the 2009 period, along with an 18% decrease in the average sales price of homes in backlog to $128,700 as of September 30, 2010 compared to $157,100 as of September 30, 2009. In Arizona, the cancellation rate decreased to 0% for the period ended September 30, 2010 from 14% for the period ended September 30, 2009.

In Nevada, the dollar amount of backlog decreased 51% to $2.7 million as of September 30, 2010 from $5.5 million as of September 30, 2009, which is attributable to a 31% decrease in net new home orders in Nevada to 22 homes in the 2010 period compared to 32 homes in the 2009 period, along with a 6% decrease in the average sales price of homes in backlog to $206,500 as of September 30, 2010 compared to $219,700 as of September 30, 2009. In Nevada, the cancellation rate decreased to 12% for the period ended September 30, 2010 from 22% for the period ended September 30, 2009.

	Three Months Ended September 30,		Increase (Decrease)
	2010	2009	Amount	%
Number of Homes Closed
Southern California	123	101	22	22%
Northern California	32	40	(8)	(20)%
Arizona	22	61	(39)	(64)%
Nevada	15	25	(10)	(40)%

Total	192	227	(35)	(15)%

During the three months ended September 30, 2010, the number of homes closed decreased 15% to 192 in the 2010 period from 227 in the 2009 period. The decrease in home closings is primarily attributable to a 64% decrease in Arizona to 22 homes closed in the 2010 period compared to 61 homes closed in the 2009 period. The increase in Southern California is primarily attributable to improved homebuyer demand in conjunction with a change in product mix. In Arizona and Nevada, the decrease is primarily attributable to the number of homes available during the period.

	Three Months Ended September 30,		Increase (Decrease)
	2010	2009	Amount	%
	(dollars in thousands)
Home Sales Revenue
Southern California	$53,795	$27,669	$26,126	94%
Northern California	12,486	11,287	1,199	11%
Arizona	3,565	11,611	(8,046)	(69)%
Nevada	3,834	5,218	(1,384)	(27)%

Total	$73,680	$55,785	$17,895	32%

The increase in homebuilding revenue of 32% to $73.7 million during the third quarter 2010 from $55.8 million during the third quarter 2009 is primarily attributable to an increase in the average sales price of homes closed to $383,800 during the 2010 period from $245,700 during the 2009 period, which included an increase in the number of homes closed with a sale price in excess of $500,000 from 1 in the 2009 period to 53 in the 2010 period due to a change in product mix.

	Three Months Ended September 30,		Increase (Decrease)
	2010	2009	Amount	%
Average Sales Price of Homes Closed
Southern California	$437,400	$273,900	$163,500	60%
Northern California	390,200	282,200	108,000	38%
Arizona	162,000	190,300	(28,300)	(15)%
Nevada	255,600	208,800	46,800	22%

Total	$383,800	$245,700	$138,100	56%

The average sales price of homes closed during the 2010 period increased in three segments and overall due primarily to a change in product mix. The number of homes closed with a sale price in excess of $500,000 was 1 in the 2009 period and 53 in the 2010 period.

	Three Months Ended September 30,		Increase (Decrease)
	2010	2009
Homebuilding Gross Margin Percentage
Southern California	16.0%	15.0%	1.0%
Northern California	17.2%	12.3%	4.9%
Arizona	0.6%	6.0%	(5.4)%
Nevada	21.4%	9.9%	11.5%

Total	15.7%	12.1%	3.6%

Homebuilding gross margin percentage during the 2010 period increased to 15.7% from 12.1% during the 2009 period which is primarily attributable to a 56% increase in the average sales price of home closed of $383,800 in the 2010 period from $245,700 in the 2009 period offset by an increase in the average cost per homes closed of 50% from $216,000 in the 2009 period to $323,400 in the 2010 period. The average cost increase is due primarily to a change in product mix in addition to previously recorded impairment.

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

Lots, Land and Other

During the three months ended September 30, 2009 land sales revenue was $0.2 million with no comparable amount in the 2010 period. During the period ended September 30, 2009, the Company recorded gross profit related to land sales of $0.2 million, with no comparable amount in the 2010 period.

Construction Services Revenue

Construction services revenue, which was all recorded in Southern California, was $1.6 million in the 2010 period compared with $11.2 million in the 2009 period. See Note 1 of “Notes to Consolidated Financial Statements” for further discussion.

Impairment Loss on Real Estate Assets

The Company evaluates homebuilding assets for impairment when indicators of impairments are present. Given the current market conditions in the homebuilding industry since 2008, the Company evaluates all homebuilding assets for impairments on a quarterly basis. Indicators of potential impairment include, but are not limited to, a decrease in housing market values and sales absorption rates. For the three months ended September 30, 2010, the Arizona segment recorded an impairment on real estate assets of $7.7 million with no comparable amount in the 2009 period.

The Company used discount rates in the estimated discounted cash flow assessments of a range of 21% to 25%. The rates resulted from an increase in the leverage component of our discount rate related to the interest cost on the Senior Secured Term Loan (14%).

The Company continues to evaluate land values to determine whether to hold for development or to sell at current prices, which may lead to additional impairment on real estate assets.

	Three Months Ended September 30,		Increase (Decrease)
	2010	2009	Amount	%
	(dollars in thousands)
Sales and Marketing Expenses
Homebuilding
Southern California	$2,764	$2,103	$661	31%
Northern California	1,549	801	748	93%
Arizona	295	663	(368)	(56)%
Nevada	476	431	45	10%

Total	$5,084	$3,998	$1,086	27%

Sales and marketing expense increased $1.1 million to $5.1 million in the 2010 period from $4.0 million in the 2009 period, primarily attributable to an increase in advertising expense of $1.1 million from $0.7 million in the 2009 period to $1.8 million in the 2010 period, due to opening of new model complexes and the re-introduction of projects where development was temporarily suspended.

	Three Months Ended September 30,		Increase (Decrease)
	2010	2009	Amount	%
	(dollars in thousands)
General and Administrative Expenses
Homebuilding
Southern California	$1,478	$615	$863	140%
Northern California	742	380	362	95%
Arizona	521	467	54	12%
Nevada	609	514	95	18%
Corporate	3,338	2,069	1,269	61%

Total	$6,688	$4,045	$2,643	65%

General and administrative expenses increased $2.6 million to $6.7 million in the 2010 period from $4.0 million in the 2009 period primarily due to increases in salaries and benefits expense as well as outside services incurred in association with the Secured Term Loan.

Other Items

Other operating costs decreased to $0.4 million in the 2010 period compared to $1.9 million in the 2009 period. The decrease is due to a reduction in property tax expense incurred on projects in which development was temporarily suspended in the 2009 period, some of which were later restarted or sold.

Equity in income (loss) of unconsolidated joint ventures increased to income (loss) of $(1.1) million in the 2010 period from income of $0.5 million in the 2009 period, primarily due to a loss of $(1.9) million from the sale of a joint venture in Southern California.

During the period ending September 30, 2010, the Company purchased, in privately negotiated transactions, (i) $0.5 million principal amount of its outstanding 7 5/8% Senior Notes at a cost of $0.4 million plus accrued interest, (ii) $30.0 million principal amount of its 10 3/4% Senior Notes at a cost of $25.8 million plus accrued interest, and (iii) $6.8 million principal of its 7 1/2% Senior Notes at a cost of $5.1 million plus accrued interest. The net gain resulting from these purchases during the first three quarters, after giving effect to amortization of related deferred loan costs, was approximately $5.6 million. There were no Senior Note repurchases in the comparable 2009 period.

During the period ending September 30, 2010, the Company incurred interest related to its outstanding debt of $15.0 million, of which $10.5 million was capitalized, resulting in net interest expense of $4.5 million. During the period ending September 30, 2009, the Company incurred interest related to its outstanding debt of $10.8 million, of which $2.5 million was capitalized, resulting in net interest expense of $8.3 million.

	Three Months Ended September 30,		Increase (Decrease)
	2010	2009	Amount	%
	(dollars in thousands)
(Loss) Income Before Benefit from Income Taxes
Homebuilding
Southern California	$(192)	$(2,501)	$(2,309)	(92)%
Northern California	(419)	(415)	4	1%
Arizona	(8,719)	(1,750)	6,969	398%
Nevada	(1,684)	(2,130)	(446)	(21)%
Corporate	2,972	(4,924)	(7,896)	(160)%

Total	$(8,042)	$(11,720)	$(3,678)	31%

In Southern California, loss before benefit from income taxes improved 92% to a loss of $(0.2) million in the 2010 period from a loss of $(2.5) million in the 2009 period. The decrease in loss is primarily attributable to an increase in homebuilding gross margins to 16.0% in the 2010 period from 15.0% in the 2009 period.

In Northern California, income before benefit from income taxes remained constant at $(0.4) million in the 2010 period compared to $(0.4) million in the 2009 period. An increase in homebuilding gross margins to 17.2% in the 2010 period from 12.3% in the 2009 period was offset by an increase in sales and marketing expense of 93% in the 2010 period.

In Arizona, loss before benefit from income taxes increased 398% to a loss of $(8.7) million in the 2010 period from a loss of $(1.8) million in the 2009 period. The increase in loss is primarily attributable to a (i) a decrease in homebuilding revenue of $8.0 million to $3.6 million in the 2010 period from $11.6 million in the 2009 period, (ii) decrease in the average cost of homes closed to $161,100 in the 2010 period from $178,900 in the 2009 period, (iii) gain from sale of land of $0.2 million in the 2009 period with no comparable amount in the 2010 period, and (iv) impairment loss on real estate assets of $7.7 million in the 2010 period with no comparable amount in the 2009 period.

In Nevada, loss before benefit from income taxes decreased 21% to a loss of $(1.7) million in the 2010 period from a loss of $(2.1) million in the 2009 period. The decrease in loss is primarily attributable to an increase in the average sales price of homes closed to $255,600 in the 2010 period from $208,800 in the 2009 period.

The Corporate segment is a non-homebuilding segment in which the Company develops and implements strategic initiatives and supports the Company’s operating divisions by centralizing key administrative functions such as finance and treasury, information technology, tax planning, internal audit, risk management and litigation and human resources. The Company records the gain from retirement of senior notes and income tax provisions and benefits at the corporate segment. The change in (loss) income before benefit from income taxes to a gain of $3.0 million in the 2010 period from loss of $(4.9) million in the 2009 period is attributable to the Company recording a gain on retirement of debt of $5.6 million in the 2010 period with no comparable amount in the 2009 period.

Net Loss

As a result of the foregoing factors, net loss for the three months ended September 30, 2010 was $8.0 million compared to net loss for the three months ended September 30, 2009 of $11.6 million.

Lots Owned and Controlled

The table below summarizes the Company’s lots owned and controlled as of the periods presented:

	September 30,		Increase (Decrease)
	2010	2009	Amount	%
Lots Owned
Southern California	1,061	1,415	(354)	(25)%
Northern California	654	377	277	73%
Arizona	5,782	5,409	373	7%
Nevada	2,711	2,795	(84)	(3)%

Total	10,208	9,996	212	2%

Lots Controlled(1)
Southern California	370	508	(138)	(27)%
Northern California	298	—	298	100%
Arizona	—	713	(713)	(100)%

Total	668	1,221	(553)	(45)%

Total Lots Owned and Controlled	10,876	11,217	(341)	(3)%

(1)	Lots controlled may be purchased by the Company as consolidated projects or may be purchased by newly formed joint ventures.

Comparison of Nine Months Ended September 30, 2010 to September 30, 2009

On a consolidated basis, the number of net new home orders for the nine months ended September 30, 2010 decreased 23% to 536 homes from 697 homes for the nine months ended September 30, 2009. The number of homes closed on a consolidated basis for the nine months ended September 30, 2010, decreased 10% to 557 homes from 617 homes for the nine months ended September 30, 2009.

The cancellation rate of buyers who contracted to buy a home but did not close escrow at the Company’s projects was approximately 18% during the nine months ended September 30, 2010 compared to 21% during the nine months ended September 30, 2009.

The average number of sales locations during the nine months ended September 30, 2010 was 18, down 31% from 26 in the comparable period a year ago. The Company’s number of new home orders per average sales location increased to 29.8 for the nine months ended September 30, 2010 as compared to 26.8 for the nine months ended September 30, 2009.

	Nine Months Ended September 30,		Increase (Decrease)
	2010	2009	Amount	%
Number of Net New Home Orders
Southern California	307	338	(31)	(9)%
Northern California	91	90	1	1%
Arizona	77	171	(94)	(55)%
Nevada	61	98	(37)	(38)%

Total	536	697	(161)	(23)%

Cancellation Rate	18%	21%	(3)%

Three of the Company’s homebuilding segments experienced declines in net new home orders during the 2010 period. In Arizona, net new home orders decreased 55% from 171 in the 2009 period to 77 in the 2010 period. Arizona experienced a significant increase in homebuyer demand in 2009 with the introduction of the new home buyer federal tax credit. In addition, in the 2010 period, the Company’s Arizona projects are experiencing competition from the large number of bank foreclosures and short sales in the marketplace.

Cancellation rates during the 2010 period decreased to 18% from 21% during the 2009 period. The change includes a decrease in the cancellation rate in Southern California to 18% in the 2010 period from 20% in the 2009 period, in Northern California to 19% in the 2010 period from 24% in the 2009 period, in Arizona to 16% in the 2010 period from 12% in the 2009 period and in Nevada to 16% in the 2010 period from 30% in the 2009 period.

	Nine Months Ended September 30,		Increase (Decrease)
	2010	2009	Amount	%
Average Number of Sales Locations
Southern California	7	10	(3)	(30)%
Northern California	5	4	1	25%
Arizona	3	4	(1)	(25)%
Nevada	3	8	(5)	(63)%

Total	18	26	(8)	(31)%

The average number of sales locations decreased in each homebuilding segment, except for Northern California, during the 2010 period primarily due to (i) management’s on-going efforts to manage cash outflows through, among other things, limiting the purchase of new lots and (ii) final deliveries in certain legacy projects. In 2009 and 2010, the Company has purchased additional lots for new projects, some of which are active selling communities.

	Nine Months Ended September 30,		Increase (Decrease)
	2010	2009	Amount	%
Number of Homes Closed
Southern California	354	262	92	35%
Northern California	63	120	(57)	(48)%
Arizona	79	138	(59)	(43)%
Nevada	61	97	(36)	(37)%

Total	557	617	(60)	(10)%

During the 2010 period, the number of homes closed decreased 10% compared to the 2009 period. In Arizona and Nevada, the decrease is primarily attributable to a decrease in the average number of sales locations to 3 each, in the 2010 period from 4 and 8, respectively, in the 2009 period. In Northern California, the decrease is attributable to the lack of available homes in the 2010 period. The number of homes in backlog at December 31, 2009 in Northern California was 6 homes. In Southern California, the increase is attributable to a change in product mix and average sales price, which decreased to $363,900 in the 2010 period compared to $365,800 in the 2009 period.

	Nine Months Ended September 30,		Increase (Decrease)
	2010	2009	Amount	%
Home Sales Revenue (dollars in thousands)
Southern California	$128,816	$95,840	$32,976	34%
Northern California	23,752	35,838	(12,086)	(34)%
Arizona	13,689	26,257	(12,569)	(48)%
Nevada	14,022	21,806	(7,783)	(36)%

Total	$180,279	$179,741	$538	0%

The increase in homebuilding revenue of $0.6 million to $180.3 million during the 2010 period from $179.7 million during the 2009 period is primarily attributable to an increase in the average sales price of homes closed to $323,700 during the 2010 period from $291,300 during the 2009 period offset by a decrease in the number of homes closed to 557 during the 2010 period from 617 during the 2009 period.

	Nine Months Ended September 30,		Increase (Decrease)
	2010	2009	Amount	%
Average Sales Price of Homes Closed
Southern California	$363,900	$365,800	$(1,900)	(1)%
Northern California	377,000	298,700	78,300	26%
Arizona	173,300	190,300	(17,000)	(9)%
Nevada	229,900	224,800	5,100	2%

Total	$323,700	$291,300	$32,400	11%

The increase in the average sales price of homes closed during the 2010 period is primarily due to a change in product mix for actively selling projects as well as an increase in the number of homes closed with a sale price in excess of $500,000.

	Nine Months Ended September 30,		Increase (Decrease)
	2010	2009
Homebuilding Gross Margin Percentage
Southern California	17.0%	13.9%	3.1%
Northern California	21.6%	11.1%	10.5%
Arizona	4.0%	6.6%	(2.6)%
Nevada	17.6%	12.2%	5.4%

Total	16.7%	12.0%	4.7%

Homebuilding gross margin percentage during the 2010 period increased to 16.7% from 12.0% during the 2009 period which is primarily attributable to an increase in the average sales price of homes closed of 11% from $291,300 in the 2009 period to $323,700 in the 2010 period. The increase also reflects improved margins from projects impaired in previous periods.

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

Lots, Land and Other

Land sales revenue was $17.2 million during the 2010 period, related to an opportunistic land sale in Northern California, compared with $7.6 million during the 2009 period, which was primarily a land sale in Arizona. During the nine months ended September 30, 2010 and 2009, the Company recorded gross profit (loss) related to land sales of $1.6 million and $(39.0) million, respectively. Included in these amounts are the write-off of land deposits and pre-acquisition costs of $1.2 million and $37.9 million, respectively, related to future projects which the Company has concluded are not currently economically viable. The write-off of land deposits and pre-acquisition costs of $37.9 million recorded during the nine months ended September 30, 2009 are attributable to projects held in three of its land banking arrangements. Management of the Company determined that the remaining purchase prices of the lots in the arrangements were priced above current market values.

Construction Services Revenue

Construction services revenue, which was all recorded in Southern California, was $7.6 million in the 2010 period, compared to $26.6 million in the 2009 period. See Note 1 of “Notes to Consolidated Financial Statements” for further discussion.

	Nine Months Ended September 30,		Increase (Decrease)
	2010	2009
Impairment Loss on Real Estate Assets (dollars in thousands)
Land under development and homes completed and under construction
Southern California	$—	$450	$(450)
Northern California	—	6,144	(6,144)
Arizona	7,943	—	7,943
Nevada	—	4,224	(4,224)

Total	$7,943	$10,818	$(2,875)

Land Held-for-Sale or Sold
Nevada	$—	$13,353	$(13,353)

Total	—	13,353	(13,353)

Total Impairment Loss on Real Estate Assets	$7,943	$24,171	$(16,228)

The Company evaluates homebuilding assets for impairments when indicators of potential impairments are present. Given the current market conditions in the homebuilding industry, the Company evaluates all homebuilding assets for impairments each quarter. Indicators of potential impairment include, but are not limited to, a decrease in housing market values and sales absorption rates.

The impairment loss related to land under development and homes completed and under construction incurred during the nine months ended September 30, 2009, primarily resulted from decreases in home sales prices, due to increased sales incentives, and the continued deterioration in the homebuilding industry. In addition, during the 2009 period, the Company used discount rates in the estimated discounted cash flow assessments of 21% to 25%. The rates resulted from an increase in the leverage component of our discount rate related to the interest cost on the Senior Secured Term Loan (14%).

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

	Nine Months Ended September 30,		Increase (Decrease)
	2010	2009	Amount	%
Sales and Marketing Expenses (dollars in thousands)
Homebuilding
Southern California	$9,289	$6,464	$2,825	44%
Northern California	2,906	2,841	65	2%
Arizona	947	1,647	(700)	(43)%
Nevada	1,344	1,710	(366)	(21)%

Total	$14,486	$12,662	$1,824	14%

Sales and marketing expense increased $1.8 million to $14.5 million in the 2010 period from $12.7 million in the 2009 period primarily due to (i) an increase of $3.1 million in advertising costs due to opening of new model complexes and the re-introduction of projects where development was temporarily suspended, offset by (ii) a decrease in direct selling expenses of approximately $0.9 million which was primarily a reduction in outside broker commissions paid due to the decrease in units closed of 23% as compared to 2009.

	Nine Months Ended September 30,		Increase (Decrease)
	2010	2009	Amount	%
General and Administrative Expenses (dollars in thousands)
Homebuilding
Southern California	$3,392	$2,847	$545	19%
Northern California	1,974	1,620	354	22%
Arizona	1,621	1,582	39	2%
Nevada	1,614	1,749	(135)	(8)%
Corporate	9,673	6,800	2,873	42%

Total	$18,274	$14,598	$3,676	25%

General and administrative expenses increased $3.7 million, or 25%, in the 2010 period to $18.3 million from $14.6 million in the 2009 period primarily due to outside services incurred in association with the Secured Term Loan and increase in salaries and accrued bonuses.

Other Items

Other operating costs decreased to $2.3 million in the 2010 period compared to $4.5 million in the 2009 period. The decrease is due to a reduction in property tax expense incurred on projects in which development was temporarily suspended in the 2009 period, some of which were later restarted or sold.

Equity in income (loss) of unconsolidated joint ventures increased to income of $0.1 million in the 2010 period from a loss of $(0.8) million in the 2009 period primarily due to a $0.7 million increase in income from a mortgage company venture.

In the 2010 period, the Company purchased in privately negotiated transactions, $37.3 million principal amount of its outstanding Senior Notes at a cost of $31.3 million, plus accrued interest. The net gain resulting from the purchase, after giving effect to amortization of related deferred loan costs was $5.6 million. In the 2009 period, the Company purchased in a tender offer and in privately negotiated transactions, $84.4 million principal amount of its outstanding Senior Notes at a cost of $25.3 million, plus accrued interest. The net gain resulting from the purchase, after giving effect to amortization of related deferred loan costs was $58.0 million.

During the 2010 period, the Company incurred interest related to its outstanding debt of $47.0 million, of which $29.2 million was capitalized, resulting in net interest expense of $17.8 million, compared to interest incurred of $35.4 million, of which $10.1 million was capitalized, resulting in net interest expense of $25.3 million in the 2009 period.

Other loss in the 2009 period primarily consists of the loss on the sale of fixed asset of $3.0 million due to the sale of the Company’s airplane as described in Note 7 of “Notes to Consolidated Financial Statements”, with no comparable amount in the 2010 period.

	Nine Months Ended September 30,		Increase (Decrease)
	2010	2009	Amount	%
(Loss) Income Before Benefit from Income Taxes (dollars in thousands)
Homebuilding
Southern California	$(6,068)	$(21,574)	$(15,506)	(72)%
Northern California	2,204	(37,104)	(39,308)	(106)%
Arizona	(11,180)	(6,293)	4,887	78%
Nevada	(3,615)	(23,914)	(20,299)	(85)%
Corporate	(2,561)	47,648	50,209	(105)%

Total	$(21,220)	$(41,237)	$(20,017)	(49)%

In Southern California, loss before benefit from income taxes decreased 72% to $(6.1) million in the 2010 period from $(21.6) million in the 2009 period. The decrease in loss is primarily attributable to a $4.4 million increase in gross margin in the 2010 period, a reduction in write-off of land deposits and pre-acquisition costs from $9.3 million in the 2009 period with no comparable amount in the 2010 period and a decrease in impairment from $0.5 million in the 2009 period with no comparable amount in the 2010 period.

In Northern California, income (loss) before benefit from income taxes improved to $2.2 million in the 2010 period compared to a loss of $(37.1) million in the 2009 period. The decrease in loss is primarily attributable to (i) an increase in gross margin to $5.1 million in the 2010 period from $4.0 million in the 2009 period and (ii) the abandonment of land deposits and pre-acquisition costs at certain of the Company’s projects of $28.6 million in the 2009 period with a negligible amount in the 2010 period, and (iii) impairment loss on real estate assets of $6.1 million in the 2009 period with no comparable amount in the 2010 period.

In Arizona, loss before benefit from income taxes increased to a loss of $(11.2) million in the 2010 period from loss of $(6.3) million in the 2009 period. The change is primarily attributable to (i) impairment loss on real estate assets of $7.9 million in the 2010 period with no comparable amount in the 2009 period, (ii) a land sale in the 2009 period that resulted in a $(1.4) million loss with no comparable amount in the 2010 period, along with (iii) a decrease in sales and marketing expense to $0.9 million in the 2010 period from $1.6 million in the 2009 period.

In Nevada, loss before benefit from income taxes decreased 85% to $(3.6) million in the 2010 period from $(23.9) million in the 2009 period. The decrease in loss is primarily attributable to (i) a decrease in impairment loss on real estate assets of $17.6 million in the 2009 period with no comparable amount in the 2010 period, along with (ii) a decrease in sales and marketing expense to $1.3 million in the 2010 period from $1.7 million in the 2009 period.

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

Net Loss

As a result of the foregoing factors, net loss for the nine months ended September 30, 2010 was $21.0 million compared to net loss for the nine months ended September 30, 2009 of $41.3 million.

Financial Condition and Liquidity

The Company provides for its ongoing cash requirements principally from internally generated funds from the sales of real estate, outside borrowings and by forming new joint ventures with venture partners that provide a substantial portion of the capital required for certain projects. The Company currently has outstanding a Senior Secured Term Loan due 2014, 7 5/8% Senior Notes due 2012, 10 3/4% Senior Notes due 2013 and 7 1/2% Senior Notes due 2014. The Company has financed, and may in the future finance again, certain projects and land acquisitions with construction loans secured by real estate inventories, seller provided financing and land banking transactions. The Company believes that its cash on hand, and anticipated net cash flows from operations are and will be sufficient to meet its current and reasonably anticipated liquidity needs on both a near-term and long-term basis (and in any event for the next twelve months).

The Company’s strategy is to continue to generate positive cash flow from existing assets to repay outstanding indebtedness for the purpose of de-levering the Company and reducing interest costs. In addition, the Company intends to acquire new land that will fill the pipeline for future projects and increase our community count.

In conjunction with that strategy, in 2007 and 2008, the Company suspended development, sales and marketing activities at certain of its projects which were in the early stages of development. The Company concluded that this strategy was necessary under the prevailing market conditions at that time. As market conditions have continued to improve, the Company has released for sale, or re-started development of certain of these suspended projects in the first half of 2010. The Company will continue to analyze the viability of re-introducing the remaining suspended projects into their respective markets.

During the nine months ended September 30, 2010, the Company received a federal income tax refund of approximately $41.6 million and repaid $50.1 million of notes payable and retired $37.3 million in senior notes at a cost of $31.3 million. The Company’s cash balance at September 30, 2010 was $71.9.

As discussed more fully below, in October 2009, the Company entered into a Senior Secured Term Loan in the amount of $206.0 million. The Company used a portion of the net proceeds to fully repay the outstanding balances on its revolving credit facilities during the fourth quarter of 2009. As of December 31, 2009, the revolving credit facilities have been retired.

There is no assurance, however, that future cash flows will be sufficient to meet the Company’s future capital needs, in which case the Company may need to raise additional capital. The amount and types of indebtedness that the Company may incur may be limited by the terms of the indentures and credit or other agreements governing the Company’s Senior Note obligations, Senior Secured Term Loan and other indebtedness.

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

California Lyon received the first installment of $131.0 million, which funded in October 2009, and its second installment of $75.0 million, which funded in December 2009. The net proceeds to the Company from the first installment of the term loan, after giving effect to attorney fees, loan fees and other miscellaneous costs associated with the loan transaction, and repayment of the revolving credit facilities and purchase of the senior notes was $34.6 million. A portion of the $75.0 million proceeds from the second installment were used to fund the Company’s land acquisitions in 2010.

Under the Term Loan Agreement, California Lyon will be required to repay existing borrowings, in order to maintain required loan to value ratios such that: (i) the aggregate amount of outstanding loans under the Term Loan Agreement may not exceed 60% of the aggregate value of the properties securing the facility, with valuation based on the lower of appraised value (if any) and discounted net present value of the cash flows, plus unrestricted cash, and (ii) the aggregate amount of secured debt may not exceed 60% of the aggregate value of the properties owned by California Lyon and its subsidiaries, with valuation based on the lower of appraised value (if any) and discounted net present value of the cash flows. California Lyon is currently in compliance with the above requirements.

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

The Company’s covenant compliance for the Term Loan at September 30, 2010 is detailed in the table set forth below:

Covenant and Other Requirements	Actual at September 30, 2010	Covenant Requirements at September 30, 2010
Tangible Net Worth (1)	$126.8	≥$75.0
Borrowing Base	42.0%	≤60%
Maximum Permitted Secured Indebtedness	48.0%	≤60%
Excluded Assets	$9.4	≤$20.0

(1)	Tangible Net Worth was calculated based on the stated amount of equity less intangible assets of $13.3 million as of September 30, 2010.

As of and for the period ending September 30, 2010, the Company was in compliance with the covenants under this loan.

If market conditions deteriorate, the company continues to incur net loss or record additional impairment, the Company’s compliance with the financial covenants contained in the Company’s Term Loan could be negatively impacted. Under these circumstances, the lenders under the Term Loan would need to provide the Company with additional covenant relief if the Company is to avoid future noncompliance with these financial covenants. If the Company is unable to obtain requested covenant relief or is unable to obtain a waiver for any covenant non-compliance, the Company’s obligation to repay indebtedness under the Term Loan and the Senior Notes could be accelerated. The Company can give no assurance that in such an event, the Company would have, or be able to obtain, sufficient funds to pay all debt that the Company would be required to repay.

7 5/8% Senior Notes

On November 22, 2004, California Lyon issued $150.0 million principal amount of 7 5/8% Senior Notes due 2012 (the “7 5/8% Senior Notes”), resulting in net proceeds to the Company of approximately $148.5 million. Of the initial $150.0 million, $66.7 and $67.2 million in aggregate principal amount remained as of September 30, 2010 and December 31, 2009, respectively. In August 2010, the Company repurchased, in a privately negotiated transaction, $0.5 principal amount of its outstanding 7 5/8% Senior Notes at a cost of $0.4 million plus accrued interest.

Interest on the 7 5/8% Senior Notes is payable semi-annually on December 15 and June 15 of each year. Based on the current outstanding principal amount of the 7 5/8% Senior Notes, the Company’s semi-annual interest payments are $2.5 million.

The 7 5/8% Senior Notes are redeemable at the option of California Lyon, in whole or in part, at a redemption price equal to 100% of the principal amount plus a premium declining ratably to par, plus accrued and unpaid interest, if any.

10  3/4% Senior Notes

On March 17, 2003 California Lyon issued $250.0 million of 10 3/4% Senior Notes due 2013 (the “10 3/4% Senior Notes”) at a price of 98.493% to the public, resulting in net proceeds to the Company of approximately $246.2 million. The purchase price reflected a discount to yield 11% under the effective interest method and the notes have been reflected net of the unaccreted discount in the consolidated balance sheet. Of the initial $250.0 million, $138.6 million and $168.2 million aggregate principal amount remained outstanding as of September 30, 2010 and December 31, 2009, respectively. In July 2010, the Company repurchased, in a privately negotiated transaction, $10.5 million principal amount of its outstanding 10 3/4% Senior Notes at a cost of $9.0 million plus accrued interest. In August 2010, the Company repurchased, in privately negotiated transactions, $19.5 million principal amount of its outstanding 10 3/4% Senior Notes at a cost of $16.9 million plus accrued interest.

Interest on the 10 3/4% Senior Notes is payable on April 1 and October 1 of each year. Based on the current outstanding principal amount of the 10 3/4% Senior Notes, the Company’s semi-annual interest payments are $7.4 million.

The 10 3/4% Senior Notes are redeemable at the option of California Lyon, in whole or in part, at a redemption price equal to 100% of the principal amount plus a premium declining ratably to par, plus accrued and unpaid interest, if any.

7  1/2% Senior Notes

On February 6, 2004, California Lyon issued $150.0 million principal amount of 7 1/2% Senior Notes due 2014 (the “7 1/2% Senior Notes”), resulting in net proceeds to the Company of approximately $147.6 million. Of the initial $150.0 million, $77.9 and $84.8 million aggregate principal amount remained outstanding as of September 30, 2010 and December 31, 2009, respectively. In August 2010, the Company repurchased, in a privately negotiated transaction, $6.8 million principal amount of its outstanding 7 1/2% Senior Notes at a cost of $5.1 million plus accrued interest.

Interest on the 7 1/2% Senior Notes is payable on February 15 and August 15 of each year. Based on the current outstanding principal amount of 7 1/2% Senior Notes the Company’s semi-annual interest payments are $2.9 million.

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

If the Company’s consolidated tangible net worth falls below $75.0 million for any two consecutive fiscal quarters, California Lyon will be required to make an offer to purchase up to 10% of each class of Senior Notes originally issued at a purchase price equal to 100% of the principal amount, plus accrued and unpaid interest, if any. However, California Lyon may reduce the principal amount of the notes to be purchased by the principal amount of all notes previously redeemed prior to the offer to purchase.

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

As of and for the period ending September 30, 2010, the Company was in compliance with these covenants.

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

Construction Notes Payable

At September 30, 2010, the Company had two construction notes payable totaling $23.4 million. One of the notes matures in July 2011 and bears interest at rates based on either LIBOR or prime with an interest rate floor of 6.5% and an outstanding principal balance of $13.9 million. Interest is calculated on the average daily balance and is paid following the end of each month.

The other construction note had a remaining balance at September 30, 2010 of $9.5 million, after giving effect to a partial prepayment of the note in the amount of $28.1million that was made in May 2010. This note was previously due to mature in July 2010; however, in conjunction with the partial prepayment, the Company and the lender entered into a new loan agreement for the remaining outstanding principal of $10.0 million, which matures July 2015. The new loan pays interest monthly at a fixed rate of 12.5%, with quarterly principal payments of $500,000. The interest rate decreases to 10.0% when the principal balance is reduced to $7.5 million.

Seller Financing

At September 30, 2010, the Company had $10.7 million of notes payable outstanding related to a land acquisition for which seller financing was provided, which is included in notes payable in the accompanying consolidated balance sheet. The seller financing note is due at various dates through 2012 and bear interest at 7.0%. Interest is calculated on the principal balance outstanding and is accrued and paid to the seller at the time each residential unit is closed. In addition, the Company makes an annual interest payment on the outstanding principal balance related to any remaining residential units.

Land Banking Arrangements

The Company enters into purchase agreements with various land sellers. In some instances, and as a method of acquiring land in staged takedowns, thereby minimizing the use of funds from the Company’s revolving credit facilities and other corporate financing sources and limiting the Company’s risk, the Company transfers its right in such purchase agreements to entities owned by third parties (land banking arrangements). These entities use equity contributions and/or incur debt to finance the acquisition and development of the lots. The entities grant the Company an option to acquire lots in staged takedowns. In consideration for this option, the Company makes a non-refundable deposit of 15% to 25% of the total purchase price. The Company is under no obligation to purchase the balance of the lots, but would forfeit remaining deposits and be subject to penalties if the lots were not purchased. The Company does not have legal title to these entities or their assets and has not guaranteed their liabilities. These land banking arrangements help the Company manage the financial and market risk associated with land holdings. ASC 810 requires the consolidation of the assets, liabilities and operations of the Company’s land banking arrangements that are VIEs, of which none existed at September 30, 2010.

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

Consolidated real estate inventories-owned include land deposits under option agreements or land banking arrangements of $55.3 million at September 30, 2010 and December 31, 2009, respectively.

Summary information with respect to the Company’s consolidated land banking arrangements is as follows as of September 30, 2010 (dollars in thousands):

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

Cash Flows — Comparison of Nine Months Ended September 30, 2010 to Nine Months Ended September 30, 2009

Net cash provided by operating activities decreased to $22.7 million in the 2010 period from $43.9 million in the 2009 period. The change was primarily as a result of (i) an increase in real estate inventories-owned of $94.6 million in the 2010 period compared to an decrease of $67.3 million in the 2009 period, (ii) a decrease in receivables of $2.7 million in the 2010 period compared to a decrease of $19.2 million in the 2009 period, (iii) a decrease in income tax refunds receivable of $107.0 million in the 2010 period compared with $41.6 million in the 2009 period, (iv) impairment loss on real estate assets $24.2 million in the 2009 period compared to $7.9 million in the 2010 period, (v) gain on retirement of debt of $5.6 million in the 2010 period compared with gain on retirement of debt of $58.0 million in the 2009 period, and (vi) consolidated net loss of $21.2 million in the 2010 period compared to consolidated net loss of $41.2 million in the 2009 period. The increase in the income tax benefit was the result of the legislation enacted in November 2009 which allows net operating losses realized in either tax year 2008 or 2009 to be carried back up to five years. As a result of the new legislation the Company recorded an income tax refund receivable and federal income tax benefit of $101.8 million for the year ended December 31, 2009, which the Company received in the first quarter of 2010.

The decrease in impairment loss on real estate assets is described in “Results of Operations” above. The gain on retirement of debt is attributable to the Senior Note repurchase transactions that occurred during 2010 and 2009 and is described in more detail in Note 5 of “Notes to Consolidated Financial Statements.” The difference between the benefit from income taxes in the 2010 period and the benefit for income taxes in the 2009 period is described in detail in Note 8 of “Notes to Consolidated Financial Statements.”

Net cash provided by (used in) investing activities decreased to $2.1 million in the 2010 period from $2.2 million in the 2009 period. The change was primarily a result of a decrease in net proceeds from the sale of fixed assets of $2.1 million in the 2009 period with no comparable amount in the 2010 period, offset by an increase in distributions of income from unconsolidated joint ventures of $2.3 million in the 2010 period compared to $0.4 million in the 2009 period.

Net cash used in financing activities decreased to $70.4 million in the 2010 period from $80.9 million in the 2009 period, primarily as a result of the decrease in cash paid in principal payments on notes payable of $50.1 million in the 2010 period compared to $157.7 million in the 2009 period and the decrease in proceeds on borrowings to $7.9 million in the 2010 period compared to $107.0 million in the 2009 period.

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

Project (County or City)	Year of First Delivery	Estimated Number of Homes at Completion (1)	Cumulative Units Closed as of Sept 30, 2010	Backlog at Sept 30, 2010 (2) (3)	Lots Owned as of Sept 30, 2010(4)	Homes Closed for the Year Ended Sept 30, 2010	Sales Price Range(5)
SOUTHERN CALIFORNIA
San Diego County:
San Diego
Pasado Del Sur	2009	25	20	0	5	0	$523,000 - 570,000
Pasado Del Sur II	2010	64	27	15	37	27	$523,000 - 570,000
Carlsbad
Blossom Grove	2010	110	11	5	21	11	$530,000 - 600,000
Mirasol at La Costa Greens	2010	71	6	6	65	6	$641,000 -700,000
San Bernardino County:
Fontana
Adelina	2008	109	109	0	0	50	$208,000 - 241,000
Rosabella	2007	114	112	2	2	39	$225,000 - 260,000
Rancho Cucamonga
Amador	2007	69	69	0	0	9	$214,000 - 258,000
Amador (Lewis)	2010	30	30	0	0	30	$212,000 - 252,000
Vintner’s Grove:
Sollara SFD	2007	45	45	0	0	7	$358,000 - 408,000
Canela Triplex	2007	63	63	0	0	9	$220,000 - 260,000
Vintner’s Grove (Lewis)
Sollara SFD	2009	33	33	0	0	33	$350,000 - 405,000
Canela Triplex	2010	15	15	0	0	15	$217,000 - 256,000
Orange County:
Irvine
San Carlos II	2010	92	0	15	92	0	$310,000 - 470,000
Ivy	2009	135	84	25	51	64	$375,000 - 454,000
Santa Ana
Canopy Lane	2011	38	0	0	38	0	$515,000 - 580,000
Los Angeles County:
Glendora
Arboreta at Rainbird
Vintage	2008	87	87	0	0	34	$349,000 - 457,000
Hawthorne
360 South Bay (6):
The Flats	2010	188	0	29	188	0	$375,000 - 540,000
The Lofts	2011	123	0	0	123	0	$525,000 - 775,000
The Rows	2011	94	0	0	94	0	$700,000 - 810,000
The Courts	2010	118	20	14	98	20	$470,000 - 580,000
The Gardens	2012	102	0	0	102	0	$755,000 - 980,000
Azusa
Rosedale:
Gardenia	2011	147	0	0	81	0	$455,000 - 550,000
Sage Court	2011	176	0	0	64	0	$420,000 - 515,000

SOUTHERN CALIFORNIA TOTAL		2,048	731	111	1,061	354

NORTHERN CALIFORNIA
Contra Costa County:
Pittsburgh
Vista Del Mar
Villages	2007	102	50	0	52	0	$296,000 - 355,000
Venue	2007	132	54	6	78	6	$330,000 - 365,000
Vineyard	2007	29	29	0	0	12	$386,000 - 430,000
Victory	2008	25	14	0	11	0	$680,000 - 745,000
Antioch
Waterford	2011	130	0	0	130	0	$265,000 - 310,000
Placer County:
Whitney Ranch, Rocklin
Twin Oaks	2006	92	84	5	8	21	$400,000 - 470,000
Sacramento County:
Elk Grove
Big Horn
Gallery Walk	2005	149	149	0	0	1	$180,000 - 230,000
Magnolia Lane (Maderia)	2010	90	2	6	88	2	$250,000 - 300,000
San Joaquin County:
The Ranch @ Mossdale Landing, Lathrop	2010	168	16	6	152	16	$205,000 - 250,000
Santa Clara County:
The Gardens, San Jose	2010	40	5	3	35	5	$595,000 - 600,000
Solano County:
Enclave at Paradise Valley, Fairfield	2010	100	0	8	100	0	$340,000 - 410,000

NORTHERN CALIFORNIA TOTAL		1,057	403	34	654	63

Project (County or City)	Year of First Delivery	Estimated Number of Homes at Completion (1)	Cumulative Units Closed as of Sept 30, 2010	Backlog at Sept 30, 2010 (2) (3)	Lots Owned as of Sept 30, 2010(4)	Homes Closed for the Year Ended Sept 30, 2010	Sales Price Range(5)
ARIZONA
Maricopa County
Queen Creek
Hastings Property	2011	631	0	0	631	0	$115,900 - 382,000
Church Farms North	2013	1,820	0	0	1,820	0	$113,000 - 399,900
Arroyo @ Coldwater Ranch, Peoria	2009	20	15	2	5	7	$132,000 - 168,000
Lehi Crossing, Mesa	2012	914	0	0	914	0	$199,900 - 464,900
Rancho Mercado, Phoenix	2013	1,826	0	0	1,826	0	$110,900 - 316,900
Lyon’s Gate, Gilbert:
Pride	2006	650	469	8	181	35	$121,000 - 148,000
Savanna	2006	174	174	0	0	2	$172,000 - 215,000
Sahara	2006	169	169	0	0	3	$196,000 - 259,000
Acacia	2007	365	173	5	192	32	$157,000 - 200,000
Future Products	2013	213	0	0	213	0

ARIZONA TOTAL		6,782	1,000	15	5,782	79

NEVADA
Clark County:
North Las Vegas
The Cottages	2004	360	316	0	44	0	$152,000 - 179,000
Serenity Ridge	2011	88	0	0	88	0	$380,000 - 455,000
Tularosa at Mountain’s Edge	2011	140	0	0	140	0	$190,000 - 240,000
Las Vegas
Carson Ranch
West Series I	2005	74	70	2	4	3	$220,000 - 255,000
West Series II	2005	56	55	0	1	2	$406,000 - 503,000
East Series I	2006	116	114	1	2	12	$219,000 - 254,000
East Series II	2007	45	45	0	0	8	$246,000 - 305,000
West Park
Villas	2006	107	95	5	12	4	$155,000 - 185,000
Courtyards	2006	92	82	5	10	3	$177,000 - 214,000
Flagstone
Crossings	2011	77	0	0	77	0	$268,000 - 304,000
Commons	2011	37	0	0	37	0	$232,000 - 260,000
Rhapsody	2011	63	0	0	63	0	$179,000 - 201,000
The Fields at Aliente	2011	60	0	0	60	0	$212,000 - 246,000
Nye County:
Pahrump
Mountain Falls
Cascata	2005	142	142	0	0	5	$216,000 - 238,000
Tramonto	2005	212	181	0	31	7	$176,000 - 211,000
Bella Sera	2005	129	119	0	10	9	$217,000 - 257,000
Cascata Ancora	2007	80	80	0	0	8	$99,000 - 148,000
Entrata	2007	26	26	0	0	0	$142,000 - 164,000
Series I	2011	116	0	0	116	0	$117,000 - 148,000
Series II	2011	91	0	0	91	0	$194,000 - 229,000
Future Projects	2011	1,925	0	0	1,925	0

NEVADA TOTAL		4,036	1,325	13	2,711	61

GRAND TOTALS		13,923	3,459	173	10,208	557

(1)	The estimated number of homes to be built at completion is subject to change, and there can be no assurance that the Company will build these homes.
(2)	Backlog consists of homes sold under sales contracts that have not yet closed, and there can be no assurance that closings of sold homes will occur.
(3)	Of the total homes subject to pending sales contracts as of September 30, 2010, all 173 represent homes completed or under construction.
(4)	Lots owned as of September 30, 2010 include lots in backlog at September 30, 2010.
(5)	Sales price range reflects base price only and excludes any lot premium, buyer incentive and buyer selected options, which vary from project to project.
(6)	All or a portion of the lots in this project are not owned as of September 30, 2010. The Company consolidated the purchase price of the lots in accordance with Interpretation No. 46, and considers the lots owned at September 30, 2010.

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

WILLIAM LYON HOMES
Registrant

Date: November 5, 2010	By:	/S/ COLIN T. SEVERN
Colin T. Severn
Vice President, Chief Financial Officer, Corporate Secretary (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002