Form 10-K
period 2010-12-31
WILLIAM LYON HOMES
filed 2011-05-16
CIK 1095996

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

The number of shares of Common Stock outstanding as of March 31, 2011 was 1,000.

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

Actual events and results may differ materially from those expressed or forecasted in the forward-looking statements due to a number of factors. The principal factors that could cause the Company’s actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, worsening in general economic conditions either nationally or in regions in which the Company operates, worsening in the markets for residential housing, further decline in real estate values resulting in further impairment of the company’s real estate assets, volatility in the banking industry and credit markets, terrorism or other hostilities involving the United States, whether an ownership change occurred which could, under certain circumstances, have resulted in the limitation of the Company’s ability to offset prior years’ taxable income with net operating losses, changes in home mortgage interest rates, changes in generally accepted accounting principles or interpretations of those principles, changes in prices of homebuilding materials, labor shortages, adverse weather conditions, the occurrence of events such as landslides, soil subsidence and earthquakes that are uninsurable, not economically insurable or not subject to effective indemnification agreements, changes in governmental laws and regulations, inability to comply with financial and other covenants under the Company’s debt instruments, whether the Company is able to refinance the outstanding balances of its debt obligations at their maturity, anticipated tax refunds, the timing of receipt of regulatory approvals and the opening of projects and the availability and cost of land for future growth. These and other risks and uncertainties are more fully described in Item 1A. “Risk Factors”. While it is impossible to identify all such factors, factors which could cause actual results to differ materially from those estimated by the Company include, but are not limited to, those factors or conditions described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Company’s past performance or past or present economic conditions in the Company’s housing markets are not indicative of future performance or conditions. Investors are urged not to place undue reliance on forward-looking statements. In addition, the Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to projections over time unless required by federal securities law.

PART I

Item 1.	Business

General

William Lyon Homes, a Delaware corporation, and subsidiaries (the “Company”) are primarily engaged in the design, construction and sale of single family detached and attached homes in California, Arizona and Nevada. Since the founding of the Company’s predecessor in 1956, the Company and its joint ventures have sold over 73,000 homes. The Company conducts its homebuilding operations through four reportable operating segments (Southern California, Northern California, Arizona and Nevada). For 2010, approximately 78% of the home closings of the Company and its joint ventures were derived from its California operations. For the year ended December 31, 2010, on a consolidated basis the Company had revenues from home sales of $266.9 million and delivered 760 homes.

The Company designs, constructs and sells a wide range of homes designed to meet the specific needs of each of its markets, although it primarily emphasizes sales to the entry-level and first time move-up home buyer markets. At December 31, 2010, the Company marketed its homes through 16 sales locations. In 2010, the average sales price for consolidated homes delivered was $351,100. Base sales prices for actively selling projects in 2010, including affordable projects, ranged from $118,000 to $700,000.

As of December 31, 2010, the Company and its consolidated joint ventures owned approximately 10,165 lots and had options to purchase an additional 417 lots. As used in this Annual Report on Form 10-K, “entitled” land has a development agreement and/or vesting tentative map, or a final recorded plat or map from the appropriate county or city government. Development agreements and vesting tentative maps generally provide for the right to develop the land in accordance with the provisions of the development agreement or vesting tentative map unless an issue arises concerning health, safety or general welfare. The Company’s sources of developed lots for its homebuilding operations are, (1) purchase of smaller projects with shorter life cycles (merchant homebuilding) and (2) development of master-planned communities. The Company estimates that its current inventory of lots owned and controlled is adequate to supply its homebuilding operations at current operating levels (including future land sales) for approximately three to eight years.

The Company will continue to utilize its current inventory of lots and future land acquisitions to conduct its operating strategy which consists of: (i) focusing on high growth core markets near employment centers or transportation corridors; (ii) maintaining current cash position and improving its credit profile; (iii) acquiring strong land positions through disciplined acquisition strategies; (iv) maintaining a low cost structure; and (v) leveraging an experienced management team.

The Company had total consolidated revenues from operations of $294.7 million, $309.2 million and $526.1 million for the years ended December 31, 2010, 2009 and 2008, respectively. Homes closed by the Company, including its joint ventures, were 760, 915 and 1,260 for the years ended December 31, 2010, 2009 and 2008, respectively. On a consolidated basis, the Company’s dollar amount of backlog of homes sold but not closed as of December 31, 2010, was $30.1 million, a 47% decrease from the $56.5 million as of December 31, 2009. The cancellation rate of buyers who contracted to buy a home but did not close escrow was approximately 19% during 2010 and 21% during 2009.

Since early 2006, the U.S. housing market has been negatively impacted by declined consumer confidence, restrictive mortgage standards, and large supplies of foreclosure, resale and new homes, among other factors. When combined with a prolonged economic downturn, high unemployment levels, and uncertainty in the U.S. economy, these conditions have contributed to decreased demand for housing, declining sales prices, and increasing pricing pressure, which hinders the Company’s ability to attract new home buyers. As a result, the Company has experienced operating losses each year, beginning in 2007. Such losses resulted from a combination of reduced homebuilding gross margins, losses on land sales to generate cash flow and significant non-cash impairment losses on real estate inventories. On November 6, 2009, the Worker, Homeownership, and Business Assistance Act of 2009 (“the Act”) was enacted into law, which extended and expanded the homebuyer federal tax credit until April 30, 2010. The Act, which was applicable to net new home orders under contract by April 30, 2010 and closed by September 30, 2010, favorably impacted our home sales during the early part of 2010, but also contributed to an industry-wide decline in net new home orders in the latter part of 2010.

During 2010, the Company incurred non-cash impairment losses on real estate assets of $111.9 million. In addition, the Company incurred non-cash impairment losses on real estate assets of $45.3 million and $135.3 million, respectively, for the years ended December 31, 2009 and 2008. The Company assesses its projects on a quarterly basis, when indicators of impairment exist. Indicators of impairment include a decrease in demand for housing due to soft market conditions, competitive pricing pressures which reduce the average sales price of homes, which includes sales incentives for home buyers, slow sales absorption rates, a decrease in the value of the underlying land and a decrease in project cash flows for a particular project. The Company was required to write-down the book value of its impaired real estate assets in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“Statement No. 144”), now codified as FASB ASC Topic 360, as defined in Note 5 of “Notes to Consolidated Financial Statements.”

In certain of the Company’s projects, in Southern California and Nevada, the Company has experienced stabilized sales absorption rates, a decrease in sales incentives and an increase in base pricing, which is reflected in year over year new orders per average sales location and cancellation rates.

•

In Southern California, net new home orders per average sales location increased slightly to 52.7 during the year ended December 31, 2010 from 50.0 for the same period in 2009. The cancellation rate in Southern California remained consistent year over year at 19%.

•

In Nevada, net new home orders per average sales location increased 71% to 25.7 during the year ended December 31, 2010 from 15.0 for the same period in 2009. In Nevada, the cancellation rate decreased to 14% in the 2010 period from 30% in the 2009 period.

•

In Northern California, net new home orders per average sales location decreased 11% to 22.8 during the year ended December 31, 2010 from 25.5 for the same period in 2009. In Northern California, the cancellation rate decreased to 23% in the 2010 period from 28% in the 2009 period.

•

In Arizona, net new home orders per average sales location decreased 39% to 30.0 during the year ended December 31, 2010 from 49.3 for the same period in 2009. In Arizona, the cancellation rate increased to 15% in 2010 compared to 13% in the 2009 period.

On a consolidated basis, the Company’s cancellation rate decreased to 19% in the 2010 period compared to 21% in the 2009 period.

In addition, the Company is experiencing increased homebuilding gross margin percentages of 15.4% in the 2010 period compared to 13.5% in the 2009 period particularly impacted by Northern California of 22.3% in the 2010 period compared to 13.8% in the 2009 period and Nevada of 19.7% in the 2010 period compared to 12.2% in the 2009 period. In Southern California, homebuilding gross margin decreased to 14.6% in the 2010 period from 15.6% in the 2009 period and in Arizona, homebuilding gross margin decreased to 4.9% in the 2010 period from 7.0% in the 2009 period

In reaction to the declining market, the Company temporarily suspended the development, sales and marketing activities at certain of its projects. The Company concluded that this strategy was necessary under the prevailing market conditions at the time and will allow the Company to market the properties at some future time when market conditions may have improved. During 2010, some of these projects were resumed to generate cash flow. Management will continue to evaluate and analyze the market place to potentially activate the remaining suspended projects in 2011 and beyond.

In response to the declining demand for housing in the homebuilding industry, management of the Company shifted its strategy to focus on generating positive cash flow, reducing overall debt levels and improving liquidity. Management of the Company has managed cash flow by reducing staff levels, reducing inventory levels for projects near completion, and using available funds to repurchase senior notes at a discount. In addition, the Company has shifted land acquisition strategy by identifying land opportunities on a finished lot basis, acquiring land in stabilizing markets, or evaluating the reintroduction of projects to the marketplace that have been temporarily suspended, which would generate cash flow.

Outstanding Debt Obligations

The Company’s operations are dependent to a significant extent on debt financing and, to a lesser extent, on joint venture financing. The Company’s principal outstanding debt obligations are its Senior Secured Term Loan due 2014 (“Term Loan”), 7 5/8% Senior Notes due 2012 (the “7 5/8% Senior Notes”), 10 3/4% Senior Notes due 2013 (the “10 3/4% Senior Notes”), 7 1/2% Senior Notes due 2014 (the “7 1/2% Senior Notes” and, together with the 7 5/8% Senior Notes and the 10 3/4% Senior Notes, the “Senior Notes”) and certain construction notes payable. At December 31, 2010, the outstanding principal amount of the Term Loan was $206.0 million, the outstanding principal amount of the 7 5/8% Senior Notes was $66.7 million, the outstanding principal amount of the 10 3/4% Senior Notes was $138.6 million and the outstanding principal amount of the 7 1/2% Senior Notes was $77.9 million.

William Lyon Homes, Inc., a California corporation and wholly-owned subsidiary of the Company (“California Lyon”), is a party to a Senior Secured Term Loan Agreement (the “Term Loan Agreement”), dated October 20, 2009, with ColFin WLH Funding, LLC, as Administrative Agent, ColFin WLH Funding, LLC, as Initial Lender and Lead Arranger (“ColFin”) and the other Lenders who may become assignees of ColFin (collectively, with ColFin, the “Lenders”).

The Term Loan Agreement provides for a first lien secured loan in the principal amount of $206.0 million, secured by substantially all of the assets of California Lyon, the Company (excluding stock in California Lyon) and certain wholly-owned subsidiaries. The Term Loan is guaranteed by the Company.

Under the Term Loan, the Company is required to maintain, among other covenants, a minimum tangible net worth of $75.0 million. As of December 31, 2010, the Company calculated its tangible net worth as $13.0 million.

As reported on the Company’s current report on Form 8-K dated March 18, 2011, the Company reached an agreement with the Lenders under the Term Loan Agreement that amended the Term Loan to permit the Company’s tangible net worth to fall below $75.0 million for two consecutive quarters. In addition, as reported on the Company’s current report on Form 8-K dated April 21, 2011, the Company reached a subsequent agreement with the Lenders under the Term Loan to waive any non-compliance with the tangible net worth covenant and with certain other technical requirements through July 19, 2011, subject to certain terms and conditions.

The Senior Notes are senior unsecured obligations of California Lyon and are unconditionally guaranteed on a senior unsecured basis by the Company, and by all of the Company’s existing and certain of its future restricted subsidiaries. The Senior Notes and the guarantees rank senior to all of the Company’s and the guarantors’ debt that is expressly subordinated to the Senior Notes and the guarantees, but are effectively subordinated to all of the Company’s and the guarantors’ senior secured indebtedness to the extent of the value of the assets securing that indebtedness.

Under the indentures respectively governing the Senior Notes (the “Senior Note Indentures”), if the Company’s consolidated tangible net worth falls below $75.0 million for any two consecutive fiscal quarters, California Lyon will be required to offer to purchase up to 10% of each class of Senior Notes originally issued at a purchase price equal to 100% of the principal amount, plus accrued and unpaid interest, if any. However, California Lyon may reduce the principal amount of the notes required to be purchased by the aggregate principal amount of all notes previously redeemed.

The Company has determined and calculated that California Lyon’s redemptions of Senior Notes during the period from 2008 to 2010 would reduce California Lyon’s redemption obligations (assuming that the Company’s consolidated tangible net worth is less than $75.0 million for the quarter ended March 31, 2011), as follows: California Lyon would not be obligated to repurchase any of the 7 5/8% Senior Notes, as a result of California Lyon’s previous redemption of $83.3 million in aggregate principal amount of the 7 5/8% Senior Notes; California Lyon would not be obligated to repurchase any of the 10 3/4% Senior Notes, as a result of California Lyon’s previous redemption of $110.7 million in aggregate principal amount of the 10 3/4% Senior Notes; and California Lyon would not be obligated to repurchase any of the 7 1/2% Senior Notes, until March 13, 2013, at which time the Company would be required to offer to purchase $2.9 million of principal outstanding, as a result of California Lyon’s previous redemption of $72.1 million in aggregate principal amount of the 7 1/2% Senior Notes.

At December 3, 2010, the Company had two construction notes payable totaling $22.9 million. One of the notes matures in July 2011 and bears interest at rates based on either LIBOR or prime with an interest rate floor of 6.5% and an outstanding principal balance of $13.9 million as of December 31, 2010. Interest is calculated on the average daily balance and is paid following the end of each month. While the Company was previously required to maintain minimum tangible net worth of $90.0 million under this note, the Company and the lender have amended the note to eliminate the tangible net worth covenant in exchange for a principal payment of $2.0 million. As a result of the payment of $2.0 million, which was made in April 2011, the outstanding principal balance is $11.9 million. The Company is currently in negotiations with the lender to extend the maturity of the loan and to modify the covenants.

The other construction note had a remaining balance at December 31, 2010 of $9.0 million. This note was previously due to mature in July 2010; however, in conjunction with a partial payment of principal of $28.1 million on that loan, the Company and the lender entered into a new loan agreement in 2010 for $10.0 million, which will mature in May 2015. The new loan pays interest monthly at a fixed rate of 12.5%, with quarterly principal payments of $500,000 which began in July 2010. The interest rate decreases to 10.0% when the principal balance is reduced to $7.5 million.

The Company’s outstanding debt obligations and sources of financing are more fully described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Financial Condition and Liquidity”.

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

The following table sets forth sales from real estate operations attributable to each of the Company’s homebuilding segments during the preceding three fiscal years:

	Total Revenue
	Year Ended December 31,
	2010	2009	2008
	(in thousands)
	(note 1)
Consolidated
Southern California(2)	$206,241	$179,282	$323,446
Northern California(3)	56,095	43,211	95,084
Arizona(4)	16,595	51,215	49,187
Nevada(5)	15,767	35,535	58,361

	$294,698	$309,243	$526,078

(1)	The Company has organized its operations into geographic segments. Each segment has a management team led by a divisional president.

(2)	The Southern California Segment consists of operations in Orange, Los Angeles, San Bernardino and San Diego counties.

(3)	The Northern California Segment consists of operations in Contra Costa, Placer, Sacramento, San Joaquin, Santa Clara, and Solano counties.

(4)	The Arizona Segment consists of operations in the Phoenix metropolitan area.

(5)	The Nevada Segment consists of operations in the Las Vegas metropolitan area.

For financial information concerning segments, see the “Consolidated Financial Statements” and Note 3 of “Notes to Consolidated Financial Statements.”

LAND ACQUISITION AND DEVELOPMENT

As of December 31, 2010, the Company and its consolidated joint ventures owned approximately 10,165 lots and had options to purchase an additional 417 lots.

The Company estimates that its current inventory of lots owned and controlled is adequate to supply its homebuilding operations at current operating levels (including future land sales) for approximately three to eight years.

The Company uses a land acquisition team, which includes members of its senior management, to manage the risks associated with land ownership and development. It is the Company’s policy that land can be purchased or sold only with the prior approval of senior management and the board of directors. The Company’s board of directors approves the purchase of raw unentitled land at any price and entitled land above a purchase price of $3.0 million. The Company does not currently hold any unentitled land. The Company’s land acquisition strategy has been to undertake projects with shorter life-cycles in order to reduce development and market risk while maintaining an inventory of owned lots sufficient for construction of homes over a two-year period. The Company’s long-term strategy consists of the following elements:

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

HOMEBUILDING AND MARKET STRATEGY

The Company currently has a wide variety of product lines which enables it to meet the specific needs of each of its markets. Although the Company primarily emphasizes sales to the entry-level and move-up home markets, it believes that a diversified product strategy enables it to best serve a wide range of buyers and adapt quickly to a variety of market conditions. In order to reduce exposure to local market conditions, the Company’s sales locations are geographically dispersed. At December 31, 2010, the Company and its joint ventures had 16 sales locations.

Because the decision as to which product to develop is based on the Company’s assessment of market conditions and the restrictions imposed by government regulations, home styles and sizes vary from project to project. The Company’s attached housing ranges in size from 957 to 2,452 square feet, and the detached housing ranges from 1,157 to 3,245 square feet.

Due to the Company’s product and geographic diversification strategy, the prices of the Company’s homes also vary substantially. During 2010, base sales prices for the Company’s attached housing range from approximately $120,000 to $575,000 and base sales prices for detached housing range from approximately $118,000 to $700,000. On a consolidated basis, the average sales price of homes closed for the year ended December 31, 2010 was $351,100.

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

Description of Projects and Communities Under Development

The Company’s homebuilding projects usually take two to five years to develop. The following table presents project information relating to each of the Company’s homebuilding operating segments as of December 31, 2010 and only includes projects with lots owned as of December 31, 2010, lots consolidated in accordance with certain accounting principles as of December 31, 2010 or homes closed for the year ended December 31, 2010.

Project (County or City)	Year of First Delivery	Estimated Number of Homes at Completion(1)	Cumulative Units Closed as of Dec 31, 2010	Backlog at Dec 31, 2010(2)(3)	Lots Owned as of Dec 31, 2010(4)	Homes Closed for the Year Ended Dec 31, 2010	Sales Price Range(5)

SOUTHERN CALIFORNIA
San Diego County:
San Diego
Pasado Del Sur	2009	25	20	0	5	0	$515,000 - 560,000
Pasado Del Sur II	2010	64	46	9	18	46	$523,000 - 570,000
Carlsbad
Blossom Grove	2010	32	16	5	16	16	$530,000 - 590,000
Mirasol at La Costa Greens	2010	71	17	1	54	17	$641,000 - 690,000
San Bernardino County:
Fontana
Adelina	2008	109	109	0	0	50	$208,000 - 241,000
Rosabella	2007	114	113	0	1	40	$225,000 - 260,000
Rancho Cucamonga
Amador	2007	69	69	0	0	9	$214,000 - 258,000
Amador (Lewis)	2010	30	30	0	0	30	$214,000 - 256,000
Vintner’s Grove
Sollara SFD	2007	45	45	0	0	7	$358,000 - 408,000
Canela Triplex	2007	63	63	0	0	9	$220,000 - 260,000
Vintner’s Grove (Lewis)
Sollara SFD	2009	33	33	0	0	33	$356,000 - 408,000
Canela Triplex	2010	15	15	0	0	15	$217,000 - 256,000
Orange County:
Irvine
Ivy	2009	135	119	6	16	99	$375,000 - 454,000
San Carlos II	2010	92	26	3	66	26	$310,000 - 470,000
Santa Ana
Canopy Lane	2011	38	0	0	38	0	$515,000 - 580,000
Los Angeles County:
Glendora
Arboreta at Rainbird Vintage	2008	87	87	0	0	34	$349,000 - 457,000
Hawthorne
360 South Bay (6):
The Flats	2010	188	25	7	163	25	$350,000 - 530,000
The Courts	2010	118	37	3	81	37	$460,000 - 570,000
The Rows	2011	94	0	0	94	0	$700,000 - 810,000
The Lofts	2011	123	0	0	123	0	$525,000 - 775,000
The Gardens	2012	102	0	0	102	0	$755,000 - 980,000
Azusa
Rosedale
Gardenia	2011	81	0	0	81	0	$455,000 - 550,000
Sage Court	2011	64	0	0	64	0	$420,000 - 515,000

SOUTHERN CALIFORNIA TOTAL		1,792	870	34	922	493

NORTHERN CALIFORNIA
Contra Costa County:
Pittsburgh
Vista Del Mar
Villages	2007	102	50	0	52	0	$296,000 - 355,000
Venue	2007	132	58	3	74	10	$330,000 - 365,000
Victory	2008	25	14	0	11	0	$680,000 - 745,000
Vineyard	2007	29	29	0	0	12	$386,000 - 430,000
Antioch
Waterford	2011	130	0	0	130	0	$270,000 - 325,000
Placer County:
Whitney Ranch, Rocklin
Twin Oaks	2006	92	90	1	2	27	$400,000 - 470,000
Sacramento County:
Elk Grove
Big Horn

Project (County or City)	Year of First Delivery	Estimated Number of Homes at Completion(1)	Cumulative Units Closed as of Dec 31, 2010	Backlog at Dec 31, 2010(2)(3)	Lots Owned as of Dec 31, 2010(4)	Homes Closed for the Year Ended Dec 31, 2010	Sales Price Range(5)
Gallery Walk	2005	149	149	0	0	1	$180,000 - 230,000
Magnolia Lane (Maderia)	2010	90	9	0	81	9	$250,000 - 300,000
San Joaquin County:
The Ranch @ Mossdale Landing, Lathrop	2010	168	22	3	146	22	$195,000 - 240,000
Santa Clara County:
The Gardens, San Jose	2010	40	11	7	29	11	$580,000 - 595,000
Solano County:
Enclave at Paradise Valley, Fairfield	2010	100	9	5	91	9	$345,000 - 410,000

NORTHERN CALIFORNIA TOTAL		1,057	441	19	616	101

ARIZONA
Maricopa County:
Lyon’s Gate, Gilbert
Pride	2006	650	479	5	171	45	$121,000 - 148,000
Savanna	2006	174	174	0	0	2	$172,000 - 215,000
Sahara	2006	169	169	0	0	3	$196,000 - 259,000
Acacia	2007	365	180	1	185	39	$157,000 - 200,000
Future Products	2013	213	0	0	213	0
Arroyo @ Coldwater Ranch, Peoria	2009	20	18	2	2	10	$132,000 - 168,000
Queen Creek
Hastings Property
Villas	2013	337	0	0	337	0	$113,000 - 137,000
Manor	2013	141	0	0	141	0	$159,000 - 218,000
Estates	2013	153	0	0	153	0	$229,000 - 281,000
Church Farms North	2016	1,820	0	0	1,820	0	$109,000 - 399,000
Lehi Crossing, Mesa	2013	914	0	0	914	0	$199,000 - 464,000
Rancho Mercado, Phoenix	2016	1,900	0	0	1,900	0	$110,000 -324,000

ARIZONA TOTAL		6,856	1,020	8	5,836	99

Project (County or City)	Year of First Delivery	Estimated Number of Homes at Completion(1)	Cumulative Units Closed as of Dec 31, 2010	Backlog at Dec 31, 2010(2)(3)	Lots Owned as of Dec 31, 2010(4)	Homes Closed for the Year Ended Dec 31, 2010	Sales Price Range(5)

NEVADA
Clark County:
North Las Vegas
The Cottages	2004	360	316	1	44	0	$115,000 - 135,000
Serenity Ridge	2011	88	0	0	88	0	$380,000 - 455,000
Tularosa at Mountain’s Edge	2011	140	0	0	140	0	$184,000 - 234,000
Las Vegas
Carson Ranch
West Series I	2005	74	74	0	0	7	$220,000 - 255,000
West Series II	2005	56	56	0	0	3	$406,000 - 503,000
East Series I	2006	116	115	0	1	13	$219,000 - 300,000
East Series II	2007	45	45	0	0	8	$246,000 - 305,000
West Park
Villas	2006	107	95	12	12	4	$155,000 - 185,000
Courtyards	2006	92	82	8	10	3	$177,000 - 213,000
Flagstone
Crossings	2011	77	0	0	77	0	$268,000 - 307,000
Commons	2011	37	0	2	37	0	$217,000 - 248,000
Rhapsody	2011	63	0	0	63	0	$179,000 - 201,000
The Fields at Aliente	2011	60	0	0	60	0	$207,000 - 241,000
Nye County:
Pahrump
Mountain Falls
Cascata	2005	142	142	0	0	5	$216,000 - 238,000
Tramonto	2005	181	181	0	0	7	$176,000 - 211,000
Bella Sera	2005	119	119	0	0	9	$217,000 - 257,000
Cascata Ancora	2007	80	80	0	0	8	$99,000 - 148,000
Entrata	2007	26	26	0	0	0	$142,000 - 164,000
Series I	2011	116	0	0	116	0	$117,000 - 150,000
Series II	2012	218	0	0	218	0	$169,000 - 200,000
Future Projects	2012	1,925	0	0	1,925	0

NEVADA TOTAL		4,122	1,331	23	2,791	67

GRAND TOTALS		13,827	3,662	84	10,165	760

(1)	The estimated number of homes to be built at completion is subject to change, and there can be no assurance that the Company will build these homes.

(2)	Backlog consists of homes sold under sales contracts that have not yet closed, and there can be no assurance that closings of sold homes will occur.

(3)	Of the total homes subject to pending sales contracts as of December 31, 2010, 70 represent homes completed or under construction and 14 represent homes not yet under construction.

(4)	Lots owned as of December 31, 2010 include lots in backlog at December 31, 2010.

(5)	Sales price range reflects base price only and excludes any lot premium, buyer incentive and buyer selected options, which vary from project to project.

(6)

All or a portion of the lots in this project are not owned as of December 31, 2010. The Company consolidated the remaining purchase price of the lots in accordance with certain accounting principles, and considers the lots owned at December 31, 2010.

Sales and Marketing

The management team responsible for a specific project develops marketing objectives, formulates pricing and sales strategies and develops advertising and public relations programs for approval of senior management. The Company makes extensive use of advertising and other promotional activities, including on-line media, newspaper advertisements, brochures, direct mail and the placement of strategically located sign boards in the immediate areas of its developments. In addition, the Company markets all of its products through the internet via email lists and interest lists, as well as its website at www.lyonhomes.com. In general, the Company’s advertising emphasizes each project’s strengths, the quality and value of its products and its reputation in the marketplace.

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

The Company’s homes are typically sold before or during construction through sales contracts which are usually accompanied by a small cash deposit. Such sales contracts are usually subject to certain contingencies such as the buyer’s ability to qualify for financing. The cancellation rate of buyers who contracted to buy a home but did not close escrow at the Company and its joint ventures’ projects was approximately 19% during 2010. Cancellation rates are subject to a variety of factors beyond the Company’s control such as the downturn in the homebuilding industry and current economic conditions. The Company’s and its joint ventures’ inventory of completed and unsold homes was 107 homes as of December 31, 2010.

Warranty

The Company provides its homebuyers with a one-year limited warranty covering workmanship and materials. The Company also provides its homebuyers with a limited warranty that covers “construction defects,” as defined in the limited warranty agreement provided to each home buyer, for the length of its legal liability for such defects (which may be up to ten years in some circumstances), as determined by the law of the state in which the Company builds. The limited warranty covering construction defects is transferable to subsequent buyers not under direct contract with the Company and requires that homebuyers agree to the definitions and procedures set forth in the warranty, including the submission of unresolved construction-related disputes to binding arbitration. The Company began providing this type of limited warranty at the end of 2001.

In connection with the limited warranty covering construction defects, the Company obtained an insurance policy which expires on December 31, 2013, unless amended or renewed. The Company has been informed by the insurance carrier that this insurance policy will respond to construction defect claims on homes that close during each policy period for the duration of the Company’s legal liability and that the policy will respond, upon satisfaction of the applicable self insured retention, to potential losses relating to construction, including soil subsidence. The insurance policy provides a single policy of insurance to the Company and the subcontractors enrolled in its insurance program. As a result, the Company is no longer required to obtain proof of insurance from these subcontractors nor be named as an additional insured under their individual insurance policies. The Company still requires that subcontractors not enrolled in the insurance program provide proof of insurance and name the Company as an additional insured under their insurance policy. Furthermore, the Company generally requires that its subcontractors provide the Company with an indemnity prior to receiving payment for their work.

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

Customer Financing — William Lyon Mortgage

The Company seeks to assist its home buyers in obtaining mortgage financing for qualified buyers. Substantially all home buyers utilize long-term mortgage financing to purchase a home and mortgage lenders will usually make loans only to qualified borrowers.

In 2009, the Company entered into a joint venture operating agreement with a lending institution, in which the Company would receive approximately 50% of the earnings of the joint venture. The joint venture was created to service the Company’s homebuyers by having access to a larger mortgage portfolio provided by the lending institution. The lending institution originates conventional, FHA and VA loans. In 2011, the lending institution notified the company that the joint venture operating structure would be dissolved by July 2011.

Therefore, the Company negotiated a Marketing Service Agreement (“MSA”) with the lending institution where the Company receives a nominal monthly fee, and the Company’s homebuyers have available the same mortgage programs that were available under the joint venture structure.

Information Systems and Controls

The Company assigns a high priority to the development and maintenance of its budget and cost control systems and procedures. The Company’s division offices are connected to corporate headquarters through a fully integrated accounting, financial and operational management information system. Through this system, management regularly evaluates the status of its projects in relation to budgets to determine the cause of any variances and, where appropriate, adjusts the Company’s operations to capitalize on favorable variances or to limit adverse financial impacts.

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

As of December 31, 2010, the Company employed 212 full-time and 7 part-time employees, including corporate staff, supervisory personnel of construction projects, maintenance crews to service completed projects, as well as persons engaged in administrative, finance and accounting, engineering, golf course operations, sales and marketing activities.

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

MARKET AND ECONOMIC RISKS

Adverse changes in general economic conditions could reduce the demand for homes and, as a result, could negatively impact the Company’s results of operations.

The homebuilding industry continues to experience uncertainty and reduced demand for new homes in certain markets, which negatively impacted the Company’s financial and operating results during the year ending December 31, 2010. Increased instability in the credit markets has contributed to the decline in demand for new housing. The conditions experienced during 2010 include, among other things, the subdued emergence from a national recession, increases in unemployment levels, continuing concerns over the effects of asset valuations on the banking system and credit markets, reduced availability of mortgage loan financing, reduced consumer confidence, the absence of home price stability, and continued declines in the value of new homes in certain markets. For the year ending December 31, 2010, net new home orders decreased 25% to 650 from 869 in the 2009 period. The Company experienced a decrease of 29% in net new home orders of 869 in the 2009 period compared to 1,221 in 2008.

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

The residential homebuilding industry is cyclical and is highly sensitive to changes in general economic conditions such as levels of employment, consumer confidence and income, availability of financing for acquisitions, construction and permanent mortgages, interest rate levels, inflation, immigration trends and demand for housing. An important segment of the Company’s customer base consists of move-up buyers, who often purchase homes subject to contingencies related to the sale of their existing homes. The difficulties facing these buyers in selling their homes during recessionary periods may adversely affect home sales. Moreover, during such periods, the Company may need to reduce sales prices and offer greater incentives to buyers to compete for sales that may result in reduced margins. Increases in the rate of inflation could adversely affect gross margins by increasing costs and expenses. In times of high inflation, demand for housing may decline and the Company may be unable to recover increased costs through higher sales.

Since early 2006, the U.S. housing market has been negatively impacted by declined consumer confidence, restrictive mortgage standards, and large supplies of foreclosure, resale and new homes, among other factors. When combined with a prolonged economic downturn, high unemployment levels, and uncertainty in the U.S. economy, these conditions have contributed to decreased demand for housing, declining sales prices, and increasing pricing pressure, which hinders the Company’s ability to attract new home buyers. As a result, the Company has experienced operating losses each year, beginning in 2007. Such losses resulted from a combination of reduced homebuilding gross margins, losses on land sales to generate cash flow and significant non-cash impairment losses on real estate inventories. On November 6, 2009, the Worker, Homeownership, and Business Assistance Act of 2009 was enacted into law, which extended and expanded the homebuyer federal tax credit until April 30, 2010. The Act, which was applicable to net new home orders under contract by April 30, 2010 and closed by September 30, 2010, favorably impacted our home sales during the early part of 2010, but also contributed to an industry-wide decline in net new home orders in the latter part of 2010.

Increases in the Company’s cancellation rate could have a negative impact on the Company’s home sales revenue and home building gross margins.

During the years ended December 31, 2010, 2009 and 2008, the Company’s cancellation rates were 19%, 21% and 28%, respectively, which can negatively impact the number of closed homes, net new home orders, home sales revenue and the Company’s results of operations, as well as the number of homes in backlog. Home order cancellations can result from a number of factors, including declines, and/or slow appreciation in the market value of homes, increases in the supply of homes available to be purchased, increased competition, higher mortgage interest rates, homebuyers’ inability to sell their existing homes, homebuyers’ inability to obtain suitable financing, including providing sufficient down payments, and adverse changes in economic conditions. High levels of home order cancellations would have a negative impact on the Company’s home sales revenue and financial and operating results.

Disruptions in the financial and credit markets could adversely affect demand for the Company’s products or access to capital.

The homebuilding industry can be greatly affected by macro economic factors, including changes in national, regional, and local economic conditions, as well as potential homebuyers’ perceptions of such economic factors. These factors, including employment levels, income, prices, and credit availability and interest rates affecting homeowners, can adversely affect the residential real estate market. As discussed in this and prior reports, the residential real estate market has been particularly challenging over the last several quarters. The recent disruptions in the overall economy and, in particular, the credit and financial markets, have further deteriorated this environment and could further reduce consumer income, liquidity, credit and confidence in the economy, and result in further reductions in new and existing home sales. Continuing softness or deterioration of the credit markets or the residential real estate market could be severely harmful to the Company’s financial position and results of operations and could adversely affect the Company’s and/or California Lyon’s liquidity or its ability to comply with the covenants under its indentures and credit facilities. If California Lyon is unable to comply with the terms of its credit facilities and/or the indentures governing its Senior Notes, the holders of the indebtedness under the credit facilities and/or the indentures governing the Senior Notes could accelerate that indebtedness and exercise other rights and remedies against California Lyon, the Company and the other guarantors of the indebtedness. There can be no assurances that recent or future government responses to the disruptions in the financial markets will restore consumer confidence, stabilize such markets or increase liquidity and the availability of credit to consumers and businesses.

Interest rates and the unavailability of mortgage financing can adversely affect demand for housing.

In general, housing demand is negatively impacted by increases in interest rates and housing costs and the unavailability of mortgage financing as a result of declining customer credit quality, tightening of mortgage loan underwriting standards, or other factors. Most buyers finance their home purchases through third-party lenders providing mortgage financing. Over the last several years, many third-party lenders have significantly increased underwriting standards, and many subprime and other alternate mortgage products are no longer available in the marketplace in spite of a decrease in mortgage rates. If these trends continue and mortgage loans continue to be difficult to obtain, the ability and willingness of prospective buyers to finance home purchases or to sell their existing homes will be adversely affected, which will adversely affect the Company’s results of operations through reduced home sales revenue, gross margin and cash flow.

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

During 2010, the Company incurred non-cash impairment losses on real estate assets amounting to $111.9 million. In addition, the Company incurred non-cash impairment losses on real estate assets of $45.3 million and $135.3 million, respectively, for the years ended December 31, 2009 and 2008. The Company assesses its projects on a quarterly basis, when indicators of impairment exist. Indicators of impairment include a decrease in demand for housing due to soft market conditions, competitive pricing pressures which reduce the average sales price of homes, which includes sales incentives for home buyers, slow sales absorption rates, a decrease in the value of the underlying land and a decrease in project cash flows for a particular project. The Company was required to write down the book value of its impaired real estate assets in accordance with FASB ASC 360, as defined in Note 5 of “Notes to Consolidated Financial Statements.” A continued slump in the housing market could result in additional write-downs, which could have a material adverse effect on the Company’s financial condition and earnings.

RISKS RELATED TO THE COMPANY’S INDEBTEDNESS

The Company’s high level of indebtedness could adversely affect its financial condition and prevent it from fulfilling its obligations.

The Company is highly leveraged and, subject to restrictions, the Company, California Lyon and their subsidiaries may incur substantial additional indebtedness. The Company’s high level of indebtedness could have detrimental consequences, including the following:

•	a significant portion of the indebtedness of California Lyon is scheduled to mature prior to or during 2014, and California Lyon may not have the ability to repay its indebtedness as it matures;

•

the ability to obtain additional financing as needed for working capital, land acquisition costs, building costs, other capital expenditures, or general corporate purposes, or to refinance existing indebtedness before its scheduled maturity, may be limited;

•

the Company will need to use a substantial portion of cash flow from operations to pay interest and principal on its Senior Secured Term Loan due 2014 (the “Term Loan”), Senior Notes and other indebtedness, which will reduce the funds available for other purposes;

•

if the Company or California Lyon is unable to comply with the terms of the agreements governing the indebtedness of California Lyon, the holders of that indebtedness could accelerate that indebtedness and exercise other rights and remedies against California Lyon, the Company, and the other guarantors;

•

the Company has a higher level of indebtedness than some of its competitors, which may put the Company at a competitive disadvantage and reduce the Company’s flexibility in planning for, or responding to, changing conditions in the industry, including increased competition;

•

substantially all of California Lyon’s actively selling projects are pledged as security for California Lyon’s Term Loan and a default on the debt could result in foreclosure on California Lyon’s assets which could, under certain circumstances, limit or prohibit the ability to operate as a going concern; and

•	the Company is vulnerable to economic downturns and adverse developments in the business.

The Company’s ability to meet expenses depends on future performance, which will be affected by financial, business, economic and other factors. The Company will not be able to control many of these factors, such as economic conditions in the markets where the Company operates and pressure from competitors. The Company cannot be certain that the cash flow will be sufficient to allow the Company and California Lyon to pay principal and interest on debt, support operations, and meet other obligations. If the Company and California Lyon do not have the resources to meet these and other obligations, California

Lyon may be required to refinance all or part of the existing debt, including the Senior Notes, sell assets or borrow more money. California Lyon may not be able to do so on acceptable terms, in a timely manner, or at all. In addition, the terms of existing or future debt instruments limit the ability of California Lyon or the Company to pursue any of these alternatives.

The Company may not be able to comply with the financial covenants contained in the Term Loan.

The Term Loan imposes restrictions on operations, limits the amount of borrowings under its other sources, and requires California Lyon and the Company to comply with various financial covenants. The financial covenants include a requirement that the Company maintain a minimum tangible net worth of $75 million and certain asset loan-to-value ratios.

As of December 31, 2010, the Company’s tangible net worth fell below $75 million due primarily to non-cash impairment losses on real estate assets realized during 2010. California Lyon has reached an agreement with the lenders under the Term Loan that amended the Term Loan to permit the Company’s tangible net worth to fall below $75.0 million for two consecutive quarters. In addition, California Lyon reached a subsequent agreement with the lenders under the Term Loan to waive any non-compliance with the tangible net worth covenant and other potential defaults through July 19, 2011, subject to certain terms and conditions.

There can be no assurance that California Lyon will remain in compliance with the conditions associated with the lenders’ waiver through July 19, 2011. If California Lyon is unable to comply with any one or more of these financial covenants, and is unable to obtain a waiver for the noncompliance, California Lyon could be in default under the Term Loan, and California Lyon’s obligations to repay indebtedness outstanding under the Term Loan could be accelerated. An acceleration of California Lyon’s obligations under the Term Loan would result in an event of default under the Senior Notes, which would permit the holders of the Senior Notes to accelerate the Senior Notes. Any such acceleration would result in a default under the Term Loan, and could also result in defaults and acceleration under California Lyon’s other debt instruments. Any of these events could severely impact the Company’s liquidity and ability to conduct its operations.

Difficulty in obtaining sufficient capital could result in increased costs and delays in completion of projects.

The homebuilding industry is capital-intensive and requires significant up-front expenditures to acquire land and begin development. Land acquisition, development and construction activities may be adversely affected by any shortage or increased cost of financing or the unwillingness of third parties to engage in joint ventures. The Company’s current financial position may make it more difficult for the Company to obtain capital for development projects, particularly if the Company has difficulty meeting its current financial covenants. Any difficulty in obtaining sufficient capital for planned development expenditures could cause project delays and any such delay could result in cost increases and may adversely affect the Company’s sales and future results of operations and cash flows.

The Term Loan Agreement and the Senior Notes Indentures and the Company’s Term Loan impose significant operating and financial restrictions, which may prevent the Company and its subsidiaries from capitalizing on business opportunities and taking some corporate actions.

The Senior Notes Indentures and the credit agreement governing the Term Loan impose significant operating and financial restrictions. These restrictions limit the ability of the Company and its subsidiaries, among other things, to:

•	incur additional indebtedness;

•	pay dividends or make other distributions;

•	make investments;

•	sell assets;

•	incur liens;

•	enter into agreements restricting the Company’s subsidiaries’ ability to pay dividends;

•	enter into transactions with affiliates; and

•	consolidate, merge or sell all or substantially all of the Company’s assets.

California Lyon’s other debt instruments contain additional restrictions. In addition, the Company or its subsidiaries may in the future enter into other agreements refinancing or otherwise governing indebtedness which impose yet additional restrictions. These restrictions may adversely affect the Company’s and its subsidiaries’ ability to finance future operations or capital needs or to pursue available business opportunities. A breach of any of these covenants could result in a default in respect of the related indebtedness. If a default occurs, the relevant lenders could elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable and proceed against any collateral securing that indebtedness. A default under any of the Senior Notes could cause defaults under our other Senior Notes and our Term Loan, which could in turn permit the lenders or holders of Senior Notes to accelerate the obligations of California Lyon, the Company and the other guarantors, and to exercise other rights and remedies.

California Lyon may not be able to satisfy its obligations upon a change of control.

Upon the occurrence of a “change of control,” as defined in the indentures respectively governing the Senior Notes Indentures, each holder of the Senior Notes will have the right to require California Lyon to purchase the Senior Notes at a price equal to 101% of the principal amount, together with any accrued and unpaid interest, to the date of purchase. California Lyon’s failure to purchase, or give notice of purchase of, the Senior Notes would be a default under the applicable indenture, which would cause a default under the Term Loan and could also cause defaults and/or accelerations under California Lyon’s other indebtedness. Any of these events could severely impact the Company’s liquidity and ability to conduct its operations.

If this event occurs, the holders of California Lyon’s indebtedness could accelerate the indebtedness, and California Lyon may not have enough assets to satisfy all obligations under the Term Loan, the Senior Notes Indentures and any other accelerated indebtedness. In order to satisfy the obligations, California Lyon could seek to refinance the indebtedness under the Senior Notes and any other indebtedness or obtain waivers from the holders of the indebtedness. California Lyon may not be able to obtain a waiver or refinance the indebtedness on acceptable terms in a timely manner, or at all.

In addition, the definition of change of control in the Senior Notes Indentures includes a phrase relating to the sale, lease, transfer, conveyance or other disposition of “all or substantially all” of the assets of the Company and the restricted subsidiaries. Although there is a developing body of case law interpreting the phrase “substantially all,” there is no precise established definition of the phrase under applicable law.

Moreover, under the Senior Notes Indentures, the Company could engage in certain important corporate events, including acquisitions, refinancings or other recapitalizations or highly leveraged transactions, which would not constitute a change of control under the indentures and thus would not give rise to any repurchase rights, but which could increase the amount of indebtedness outstanding at such time or otherwise affect the Company’s capital structure or credit ratings or otherwise adversely affect holders of the Senior Notes. Any such transaction, however, would have to comply with the operating and financial restrictions contained in the Term Loan and the Senior Notes Indentures.

Potential future downgrades of our credit ratings could adversely affect our access to capital and could otherwise have a material adverse effect on us.

Over the past few years, the rating agencies had downgraded the Company’s corporate credit rating and ratings on the Senior Notes due to the deterioration in our homebuilding operations, credit metrics, other earnings-based metrics and the significant decrease in our tangible net worth. These ratings and our current credit condition affect, among other things, our ability to access new capital, especially debt, and negative changes in these ratings may result in more stringent covenants and higher interest rates under the terms of any new debt. Our credit ratings could be further lowered or rating agencies could issue adverse commentaries in the future, which could have a material adverse effect on our business, results of operations, financial condition and liquidity. In particular, a weakening of our financial condition, including a significant increase in our leverage or decrease in our profitability or cash flows, could adversely affect our ability to obtain necessary funds, result in a credit rating downgrade or change in outlook, or otherwise increase our cost of borrowing.

OPERATIONAL RISKS

If land is not available at reasonable prices, the Company’s home sales revenue and results of operations could be negatively impacted and/or the Company could be required to scale back the Company’s operations in a given market.

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

As a homebuilder, the Company is subject to numerous risks, many of which are beyond management’s control, including: adverse weather conditions such as droughts, floods, or wildfires, which could damage projects, cause delays in completion of projects, or reduce consumer demand for housing; shortages in labor or materials, which could delay project completion and cause increases in the prices for labor or materials, thereby affecting the Company’s sales and profitability; and landslides, soil subsidence, earthquakes and other geologic events, which could damage projects, cause delays in the completion of projects or reduce consumer demand for the Company’s projects. Many of the Company’s projects are located in California, which has experienced significant earthquake activity and seasonal wildfires. In addition to directly damaging the Company’s projects, earthquakes or other geologic events could damage roads and highways providing access to those projects, thereby adversely affecting the Company’s ability to market homes in those areas and possibly increasing the costs of completion.

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

The Company generates over 85% it its revenue and a significant amount of its profits from, and holds approximately one-half of the dollar value of real estate inventory in, California. Over the last several years, land values, the demand for new homes and home prices have declined substantially in the state, negatively impacting the Company’s profitability and financial position. In addition, the state of California is experiencing severe budget shortfalls and is considering raising taxes and increasing fees to offset the deficit. There can be no assurance that the profitability and financial position of the Company will not be further impacted if the challenging conditions in California continue or worsen.

The Company may not be able to compete effectively against competitors in the homebuilding industry.

The homebuilding industry is highly competitive. Homebuilders compete for, among other things, homebuying customers, desirable properties, financing, raw materials and skilled labor. The Company competes both with large homebuilding companies, some of which have greater financial, marketing and sales resources than the Company, and with smaller local builders. Our competitors may independently develop land and construct housing units that are substantially similar to our products. Many of these competitors also have longstanding relationships with subcontractors and suppliers in the markets in which we operate. We currently build in several of the top markets in the nation and, therefore, we expect to continue to face additional competition from new entrants into our markets. The Company also competes for sales with individual resales of existing homes and with available rental housing.

The Company’s operating results are variable.

The Company has historically experienced, and in the future expects to continue to experience, variability in operating results on a quarterly and an annual basis. Factors expected to contribute to this variability include, among other things:

•	the timing of land acquisitions, zoning and other regulatory approvals;

•	the timing of home closings, land sales and level of sales;

•	product mix;

•	the ability to continue to acquire additional land or options thereon at acceptable terms;

•	inventory impairment charges due to market impact on sales prices;

•	the condition of the real estate market and the general economy;

•	delays in construction due to acts of God, adverse weather, reduced subcontractor availability, and strikes;

•	changes in prevailing interests rates and the availability of mortgage financing; and

•	costs of material and labor.

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

As a homebuilder, we have been, and continue to be, subject to construction defect, product liability and home warranty claims, including moisture intrusion and related claims, arising in the ordinary course of business. These claims are common to the homebuilding industry and can be costly.

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

With respect to certain general liability exposures, including construction defect claims, product liability claims and related claims, assessment of claims and the related liability and reserve estimation process is highly judgmental due to the complex nature of these exposures, with each exposure exhibiting unique circumstances. Furthermore, once claims are asserted for construction defects, it can be difficult to determine the extent to which the assertion of these claims will expand. Although we have obtained insurance for construction defect claims subject to applicable self-insurance retentions, such policies may not be available or adequate to cover liability for damages, the cost of repairs, and/or the expense of litigation surrounding current claims, and future claims may arise out of events or circumstances not covered by insurance and not subject to effective indemnification agreements with our subcontractors.

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

We conduct certain of our operations through unconsolidated joint ventures with independent third parties in which we do not have a controlling interest and we can be adversely impacted by joint venture partners’ failure to fulfill their obligations.

We participate in land development joint ventures (JVs) in which we have less than a controlling interest. We have entered into JVs in order to acquire attractive land positions, to manage our risk profile and to leverage our capital base. Our JVs are typically entered into with developers, other homebuilders and financial partners to develop finished lots for sale to the joint venture’s members and other third parties.

Our joint venture investments are generally very illiquid, due to a lack a controlling interest in the JVs. Our lack of a controlling interest also results in the risk that the JV will take actions that we disagree with, or fail to take actions that we desire, including actions regarding the sale of the underlying property.

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

REGULATORY RISKS

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

OTHER RISKS

The Company may not be able to benefit from net operating loss (“NOL”) carry forwards.

At December 31, 2010, the Company had gross federal and state net operating loss carry forwards totaling approximately $115.5 million and $386.3 million, respectively. Federal net operating loss carry forwards begin to expire in 2028; state net operating loss carry forwards begin to expire in 2013. The Company will only receive tax benefits for the NOL carry forwards if there is future taxable income before the applicable NOL expiration period. The Company has fully reserved against all of its deferred tax assets, including the NOL carry forward that was carried on the Company’s financial statements, due to the possibility that the Company may not have taxable income. However, these deferred tax assets will be available to the Company if there is sufficient future taxable income.

Future terrorist attacks against the United States or increased domestic or international instability could have an adverse effect on our operations.

Adverse developments in the war on terrorism, future terrorist attacks against the United States, or any outbreak or escalation of hostilities between the United States and any foreign power, including the armed conflicts in Iraq and

Afghanistan, may cause disruption to the economy, our Company, our employees and our customers, which could adversely affect our revenues, operating expenses, and financial condition.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Headquarters

The Company’s corporate headquarters are located at 4490 Von Karman Avenue, Newport Beach, California, which it leases from a trust of which William H. Lyon, a director of the Company, is the sole beneficiary. The Company leases or owns properties for its division offices, but none of these properties is material to the operation of the Company’s business. For information about properties owned by the Company for use in its homebuilding activities, see Item 1.

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

The Company is a privately held company. See Note 8 of “Notes to Consolidated Financial Statements.”

The Company has not paid any cash dividends on its Common Stock during the last three fiscal years and expects that for the foreseeable future it will follow a policy of retaining earnings in order to help finance its business. Payment of dividends is within the discretion of the Company’s Board of Directors and will depend upon the earnings, capital requirements, general economic conditions, restrictions in debt instruments and operating and financial condition of the Company, among other factors. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition and Liquidity” and Note 8 of “Notes to Consolidated Financial Statements.”

Item 6.	Selected Financial Data

The following table sets forth certain of the Company’s historical financial data. The selected historical consolidated financial data as of December 31, 2010 and 2009 and for the years ended December 31, 2010, 2009 and 2008 have been derived from the Company’s audited consolidated financial statements and the related notes included elsewhere herein. The selected historical consolidated financial data as of December 31, 2008, 2007 and 2006 and for the years ended December 31, 2007 and 2006, has been derived from the Company’s audited financial statements for such years, which are not included herein. The selected historical consolidated financial data set forth below are not necessarily indicative of the results of future operations and should be read in conjunction with the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the historical consolidated financial statements and accompanying notes included elsewhere herein.

	As of and for the Year Ended December 31,
	2010	2009	2008	2007	2006
	(dollars in thousands)
	(note 1)
Statement of Operations Data:
Operating revenue
Home sales	$266,865	$253,874	$468,452	$1,002,549	$1,478,694
Lots, land and other sales(2)	17,204	21,220	39,512	102,808	13,527
Construction services(3)	10,629	34,149	18,114	—	—

	294,698	309,243	526,078	1,105,357	1,492,221

Operating costs
Cost of sales—homes	(225,751)	(219,486)	(439,276)	(873,228)	(1,160,614)
Cost of sales—lots, land and other(2)	(20,426)	(131,640)	(47,599)	(205,603)	(16,524)
Impairment loss on real estate assets(4)	(111,860)	(45,269)	(135,311)	(231,120)	(39,895)
Impairment loss on goodwill(5)	—	—	(5,896)	—	—
Construction services(3)	(7,805)	(28,486)	(15,431)	—	—
Sales and marketing	(19,746)	(17,636)	(40,441)	(66,703)	(72,349)
General and administrative	(25,129)	(21,027)	(27,645)	(37,472)	(61,390)
Other	(2,740)	(6,580)	(4,461)	(903)	(6,502)

	(413,457)	(470,124)	(716,060)	(1,415,029)	(1,357,274)

Equity in (loss) income of unconsolidated joint ventures	916	(420)	(3,877)	304	3,242
Operating (loss) income	(117,843)	(161,301)	(193,859)	(309,368)	138,189
Gain on retirement of debt(6)	5,572	78,144	54,044	—	—
Interest expense, net of amounts capitalized(7)	(23,653)	(35,902)	(24,440)	—	—
Financial advisory expenses	—	—	—	—	(3,165)
Other (expense) income, net	57	(3,802)	579	3,744	5,599

(Loss) income before benefit (provision) for income taxes	(135,867)	(122,861)	(163,676)	(305,624)	140,623
Benefit (provision) for income taxes	412	101,908	41,592	(32,658)	(48,931)

Consolidated net (loss) income	(135,455)	(20,953)	(122,084)	(338,282)	91,692
Less: net (income) loss – non-controlling interest	(1,331)	428	10,446	(11,126)	(16,914)

Net (loss) income	$(136,786)	$(20,525)	$(111,638)	$(349,408)	$74,778

Balance Sheet Data:
Cash and cash equivalents	$71,286	$117,587	$67,017	$73,197	$38,732
Real estate inventories
Owned(4)	488,906	523,336	754,489	1,061,660	1,431,753
Not owned	55,270	55,270	107,763	144,265	200,667
Total assets	649,004	860,099	1,044,843	1,375,328	1,878,595
Total debt	519,731	590,290	670,905	814,485	851,314
Equity	25,377	158,199	241,541	338,772	735,254
Operating Data (including consolidated joint ventures) (unaudited):
Number of net new home orders	650	869	1,221	1,855	2,202
Number of homes closed	760	915	1,260	2,182	2,887
Average sales price of homes closed	$351	$278	$372	$460	$512
Cancellation rates	19%	21%	28%	33%	33%
Backlog at end of period, number of homes(8)	84	194	240	279	606
Backlog at end of period, aggregate sales value(8)	$30,077	$56,472	$80,750	$107,893	$295,505

(1)

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

(2)	In June 2010, the Company sold certain land in Santa Clara County, California for $17.2 million.

In 2009, the Company consummated the sale of certain real property for an aggregate sales price of $13.6 million. The book value of these properties on the closing date as reflected on the consolidated balance sheet of the Company and its subsidiaries was approximately $84.2 million. The Company entered into these transactions to generate cash flow, to reduce overall debt and to re-invest the cash by purchasing land in certain of its improving markets. The best economic value to the Company of these lots was to sell them in their current condition as opposed to holding the lots and eventually building and selling homes. The Company continues to evaluate land values to determine whether to hold for development or to sell at current prices.

In 2007 and 2008, the Company entered into ten separate agreements to sell 604 residential lots and 5 model homes in 10 communities in Orange County, San Diego County and Ventura County, California for an aggregate sales price of $90.6 million in cash. The sale of 404 of the residential lots and the 5 model homes closed on December 27, 2007 (for an aggregate consideration of approximately $65.9 million) and the remainder of the residential lots closed on January 9, 2008. Prior to the sale, the collective net book value of these lots (as reflected on the Company’s financial statements) was approximately $210.7 million, resulting in a total loss on the sales transactions of $120.1. The loss of $40.3 million related to the portion of the land sales which closed in January 2008 has been reflected in the Consolidated Statement of Operations as Impairment Loss on Real Estate Assets for the year ended December 31, 2007.

Also in 2007, the Company sold certain land in San Diego County, California for $12.0 million in cash to a limited liability company owned indirectly by Frank T. Suryan, Jr. as Trustee of the Suryan Family Trust. Mr. Suryan is Chairman and Chief Executive Officer of Lyon Capital Ventures, a company wholly owned by Frank T. Suryan, Jr., General William Lyon, Chairman and Chief Executive Officer of the Company, and two trusts whose sole beneficiary is William H. Lyon, President of the Company. The Company received a report from a third-party valuation and financial advisory services firm as to the reasonableness of the sales price in the transaction. Further, the transaction was unanimously approved by all disinterested members of the Board of Directors. Prior to the sale, the net book value of this land (as reflected on the Company’s financial statements) was approximately $18.7 million, resulting in a loss on the transaction of $6.7 million.

(3)

The Company accounts for construction management agreements using the Percentage of Completion Method in accordance with FASB ASC Topic 605 Revenue Recognition. Under ASC 605, the Company records revenues and expenses as work on a contract progresses, and based on the percentage of costs incurred to date compared to the total estimated costs of the contract. Based on the provisions of ASC 605, the Company has recorded construction services revenues and expenses of $10.6 million and $7.8 million, respectively for the year ended December 31, 2010, $34.1 million and $28.5 million, respectively for the year ended December 31, 2009, and $18.1 million and $15.4 million, respectively, for the year ended December 31, 2008, in the accompanying consolidated statement of operations. The Company entered into construction management agreements to build and market homes. For such services, the Company will receive fees (generally 3 to 5 percent of the sales price, as defined) and may, under certain circumstances, receive additional compensation if certain financial thresholds are achieved.

(4)

The results of operations for the years ended December 31, 2010, 2009, 2008, 2007 and 2006, include non-cash charges of $111.9 million, $45.3 million, $135.3 million, $231.1 million and $39.9 million to record non-cash impairment losses on real estate assets held by the Company at certain of its homebuilding projects. The Company assesses its real estate assets for impairment, on a quarterly basis, when indicators of impairment exist. Indicators of impairment include a decrease in demand for housing due to soft market conditions, competitive pricing pressures which reduce the average sales price of homes, which includes sales incentives for home buyers, slow sales absorption rates, a decrease in the value of the underlying land and a decrease in project cash flows for a particular project. As a result, the future undiscounted cash flows estimated to be generated were determined to be less than the carrying amount of the assets. Accordingly, the related real estate assets were written down to their estimated fair value. The non-cash charges are reflected as impairment loss on real estate assets in the accompanying consolidated statements of operations. The Company accounts for its real estate inventories under FASB ASC Topic 360, Property, Plant and Equipment, which is described more fully below in the section entitled “Impairment on Real Estate Inventories.”

(5)

The amount paid for business acquisitions over the net fair value of assets acquired and liabilities assumed is reflected as goodwill, which is subject to FASB ASC Topic 350, Intangibles—Goodwill and Other. Evaluating goodwill for impairment involves the determination of the fair value of the Company’s reporting units in which the Company has recorded goodwill. A reporting unit is a component of an operating segment for which discrete financial information is available and reviewed by the Company’s management on a regular basis. Inherent in the determination of fair value are judgments and assumptions, including the interpretation of current economic conditions and market valuations. Due to deterioration in market conditions at the time, the Company recorded an impairment charge on goodwill of $5.9 million during the year ended December 31, 2008. The Company did not incur impairment charges on goodwill during the years ended December 31, 2010, 2009, 2007 and 2006.

(6)

During 2010, the Company redeemed, in privately negotiated transactions, a total of $37.3 million principal amount of its outstanding Senior Notes at a cost of $31.4 million, plus accrued interest. The net gain resulting from the redemptions, after giving effect to amortization of related deferred loan costs, was $5.6 million.

On June 10, 2009, the Company’s wholly-owned subsidiary, William Lyon Homes, Inc., a California corporation (“California Lyon”), consummated a cash tender offer (the “Tender Offer”) to redeem a portion of its outstanding Senior Notes. The principal amount of Senior Notes redeemed by California Lyon on settlement of the Tender Offer totaled $53.2 million, including $29.1 million of the 7 5 /8% Senior Notes, $2.4 million of the 10 3/4% Senior Notes, and $21.7 million of the 7 1/2% Senior Notes. The aggregate Tender Offer consideration paid totaled $14.9 million, plus accrued interest. The net gain resulting from the Tender Offer, after closing costs, was $37.0 million.

Also, during 2009, the Company redeemed, in privately negotiated transactions, a total of $103.7 million principal amount of its outstanding Senior Notes at a cost of $61.2 million, plus accrued interest. The net gain resulting from the redemptions, after giving effect to amortization of related deferred loan costs, was $41.1 million.

In October 2008, the Company redeemed, in privately negotiated transactions, $71.9 million principal amount of its outstanding Senior Notes at a cost of $16.7 million, plus accrued interest. The net gain resulting from the redemptions, after giving effect to amortization of related deferred loan costs, was $54.0 million.

(7)

During the years ended December 31, 2010, 2009 and 2008, the Company reported interest expense, due to a decrease in real estate assets which qualify for interest capitalization during the 2010, 2009 and 2008 periods.

(8)

Backlog consists of homes sold under pending sales contracts that have not yet closed, some of which are subject to contingencies, including mortgage loan approval and the sale of existing homes by customers. There can be no assurance that homes sold under pending sales contracts will close. Of the total homes sold subject to pending sales contracts as of December 31, 2010, 70 represent homes completed or under construction and 14 represent homes not yet under construction. Backlog as of all dates is unaudited.

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

The Company is primarily engaged in the design, construction and sale of single family detached and attached homes in California, Arizona and Nevada. Since the founding of its predecessor in 1956, on a combined basis the Company has sold over 73,000 homes. The Company conducts its homebuilding operations through four reportable operating segments: Southern California, Northern California, Arizona and Nevada. For the year ended December 31, 2010, on a consolidated basis the Company had revenues from home sales of $266.9 million and delivered 760 homes, which includes $3.6 million of revenue and 10 homes delivered from consolidated joint ventures.

During 2010, the Company incurred non-cash impairment losses on real estate assets of $111.9 million. In addition, the Company incurred non-cash impairment losses on real estate assets of $45.3 million and $135.3 million, respectively, for the years ended December 31, 2009 and 2008. The Company assesses its projects for impairment on a quarterly basis, when indicators of impairment exist. Indicators of impairment include a decrease in demand for housing due to soft market conditions, competitive pricing pressures which reduce the average sales price of homes, which includes sales incentives for home buyers, slow sales absorption rates, a decrease in the value of the underlying land and a decrease in project cash flows for a particular project. The Company was required to write-down the book value of its impaired real estate assets in accordance with FASB ASC 360, as defined in Note 5 of “Notes to Consolidated Financial Statements.”

Comparing the 2010 period to the 2009 period, homebuilding revenues increased 5% to $266.9 million in the 2010 period from $253.9 million in the 2009 period, the average sales price for homes closed increased 27% to $351,100 in the 2010 period from $277,500 in the 2009 period and net new home orders decreased 25% to 650 in the 2010 period from 869 in the 2009 period. During 2010, the Company recorded non-cash impairment losses on real estate assets of $111.9 million. If the Company continues to experience reduced absorption rates and reduced sales prices, the potential for additional inventory impairment will increase.

Results of Operations

Since early 2006, the U.S. housing market has been negatively impacted by declined consumer confidence, restrictive mortgage standards, and large supplies of foreclosure, resale and new homes, among other factors. When combined with a prolonged economic downturn, high unemployment levels, and uncertainty in the U.S. economy, these conditions have contributed to decreased demand for housing, declining sales prices, and increasing pricing pressure, which hinders the Company’s ability to attract new home buyers. As a result, the Company has experienced operating losses each year, beginning in 2007. Such losses resulted from a combination of reduced homebuilding gross margins, losses on land sales to generate cash flow and significant non-cash impairment losses on real estate assets. On November 6, 2009, the Worker, Homeownership, and Business Assistance Act of 2009 (“the Act”) was enacted into law, which extended and expanded the homebuyer federal tax credit until April 30, 2010. The Act, which was applicable to net new home orders under contract by April 30, 2010 and closed by September 30, 2010, favorably impacted our home sales during the early part of 2010, but also contributed to an industry-wide decline in net new home orders in the latter part of 2010.

The U.S. housing market and broader economy remain in a period of uncertainty; however, there are signs of stabilization in certain of our local markets, though at near historically low levels.

Entering 2011, there are indications that certain aforementioned negative trends may be slowing or improving. However, there are also a number of factors that may further worsen market conditions or delay a recovery in the homebuilding industry, including, but not limited to: (i) high levels of unemployment, which correlates to low levels of consumer confidence; (ii) continued foreclosure activity with immeasurable shadow inventory; (iii) upward trending mortgage rates, as the current level of low mortgage rates is not expected to remain in the long-term; (iv) increased costs and standards related to FHA loans, which continue to be a significant source of homebuyer financing; and (v) increase in the cost of building materials.

The Company continues to operate with the assumption that difficult market conditions will continue at least during 2011. The Company continues to review acquisitions of select land positions where it makes strategic and economic sense to do so, targeting finished lots in core coastal markets, near high employment job centers or transportation corridors. Management also continues to evaluate owned lots and land parcels to determine if values support holding the parcels for future projects or selling.

In Southern California, net new home orders per average sales location increased to 52.7 during the year ended December 31, 2010 from 50.0 for the same period in 2009. In Arizona, net new home orders per average sales location decreased to 30.0 during the year ended December 31, 2010 from 49.3 for the same period in 2009. In addition, the Company’s cancellation rate decreased to 19% in the 2010 period compared to 21% in the 2009 period, particularly impacted by Northern California’s cancellation rate of 23% in the 2010 period compared to 28% in the 2009 period and Nevada’s cancellation rate of 14% in the 2010 period compared to 30% in the 2009 period. In addition, the Company is experiencing increased homebuilding gross margin percentages of 15.4% in the 2010 period compared to 13.5% in the 2009 period particularly impacted by Northern California’s cancellation rate of 22.3% in the 2010 period compared to 13.8% in the 2009 period and Nevada’s cancellation rate of 19.7% in the 2010 period compared to 12.2% in the 2009 period.

Comparisons of Years Ended December 31, 2010 and 2009

On a combined basis, the number of net new home orders for the year ended December 31, 2010 decreased 25% to 650 homes from 869 homes for the year ended December 31, 2009. The number of homes closed on a combined basis for the year ended December 31, 2010 decreased 17% to 760 homes from 915 homes for the year ended December 31, 2009. The cancellation rate of buyers who contracted to buy a home but did not close escrow at the Company’s projects was approximately 19% during 2010 and 21% during 2009. The inventory of completed and unsold homes was 107 homes as of December 31, 2010, compared to 39 homes as of December 31, 2009.

On a combined basis, the backlog of homes sold but not closed as of December 31, 2010 was 84 homes, down 57% from 194 homes as of December 31, 2009. Homes in backlog are generally closed within three to six months. The dollar amount of backlog of homes sold but not closed on a combined basis as of December 31, 2010 was $30.1 million, down 47% from $56.4 million as of December 31, 2009.

The Company’s average number of sales locations decreased for the year ended December 31, 2010 to 18, down 28% from 25 for the year ended December 31, 2009. In addition, the Company temporarily suspended the development of certain projects, which will be re-opened when management believes the surrounding markets stabilize. The Company’s number of new home orders per average sales location increased from 34.8 for the year ended December 31, 2009 to 36.1 for the year ended December 31, 2010.

	Year Ended December 31,		Increase (Decrease)
	2010	2009	Amount	%
Number of Net New Home Orders
Southern California	369	450	(81)	(18)%
Northern California	114	102	12	12%
Arizona	90	197	(107)	(54)%
Nevada	77	120	(43)	(36)%

Total	650	869	(219)	(25)%

Cancellation Rate	19%	21%	(2)%

Three of the Company’s homebuilding segments experienced declines in net new home orders during the year ended December 31, 2010, primarily attributable to a decrease in the average number of sales locations. However, the Company’s Northern California segment experienced a slight increase in new home orders during this same period, due to an increase in the average number of sales locations.

Cancellation rates during the year ended December 31, 2010 decreased to 19% in the 2010 period from 21% during the 2009 period. The decline resulted from a decrease in the cancellation rate in two of the Company’s homebuilding segments. Southern California remained consistent at 19% in the 2010 period compared to 19% in the 2009 period, Northern California decreased to 23% in the 2010 period from 28% in the 2009 period, Arizona increased to 15% in the 2010 period from 13% in the 2009 period and Nevada decreased to 14% in the 2010 period from 30% in the 2009 period. The decrease in cancellation rates, period over period, could result in future stabilization in certain of the homebuilding markets in which the Company operates.

	Year Ended December 31,		Increase (Decrease)
	2010	2009	Amount	%
Average Number of Sales Locations
Southern California	7	9	(2)	(22)%
Northern California	5	4	1	25%
Arizona	3	4	(1)	(25)%
Nevada	3	8	(5)	(63)%

Total	18	25	(7)	(28)%

The average number of sales locations decreased in each homebuilding segment, except for Northern California, during the year ended December 31, 2010, primarily due to (i) final deliveries in certain projects, (ii) suspended projects throughout the Company, offset by (iii) the addition of newly acquired projects during the year.

	December 31,		Increase (Decrease)
	2010	2009	Amount	%
Backlog (units)
Southern California	34	158	(124)	(78)%
Northern California	19	6	13	217%
Arizona	8	17	(9)	(53)%
Nevada	23	13	10	77%

Total	84	194	(110)	(57)%

The Company’s backlog at December 31, 2010 decreased 57% from levels at December 31, 2009, primarily resulting from a decrease in the average number of sales locations, and a decrease in the number of net new home orders. The decrease in backlog during this period reflects a decrease in net new order activity of 25% to 650 homes in the 2010 period compared to 869 homes in the 2009 period and a decrease in number of homes closed by 17% to 760 in the 2010 period from 915 in the 2009 period.

	December 31,		Increase (Decrease)
	2010	2009	Amount	%
	(Dollars in thousands)
Backlog (dollars)
Southern California	$16,726	$48,681	$(31,955)	(66)%
Northern California	8,184	2,479	5,705	230%
Arizona	995	2,716	(1,721)	(63)%
Nevada	4,172	2,596	1,576	61%

Total	$30,077	$56,472	$(26,395)	(47)%

The dollar amount of backlog of homes sold but not closed on a combined basis as of December 31, 2010 was $30.1 million, down 47% from $56.5 million as of December 31, 2009. The decrease in backlog during this period reflects a decrease in net new order activity of 25% to 650 homes in the 2010 period compared to 869 homes in the 2009 period. The significant decrease in unit backlog of 57% was slightly offset by an increase of 23% in the average sales price of homes in backlog to $358,100 as of December 31, 2010 compared to $291,100 as of December 31, 2009. The product mix at the Company’s projects has shifted in 2010. There are 28 homes or 33% of total homes in backlog greater than $500,000 per unit at December 31, 2010, compared to no homes in backlog greater than $500,000 per unit at December 31, 2009.

In Southern California, the dollar amount of backlog decreased 66% to $16.7 million as of December 31, 2010 from $48.7 million as of December 31, 2009, which is attributable to an 18% decrease in net new home orders in Southern California to 369 homes in the 2010 period compared to 450 homes in the 2009 period in addition to an increase in the number of closings from 426 in the 2009 period to 493 in the 2010 period. In Southern California, the cancellation rate remained consistent at 19% for the period ended December 31, 2010 compared to 19% for the period ended December 31, 2009.

In Northern California, the dollar amount of backlog increased 230% to $8.2 million as of December 31, 2010 from $2.5 million as of December 31, 2009, which is attributable to a 12% increase in net new home orders in Northern California to 114 homes in the 2010 period compared to 102 homes in the 2009 period, and an increase in homes in backlog to 19 homes at December 31, 2010 from 6 homes at December 31, 2009. The increase in homes in backlog is due to an increase in the number of open projects at the end of the current period. At December 31, 2010, Northern California had 9 open projects compared to 2 open projects in the 2009 period. In addition, the average sales price of homes in backlog increased 4% to $430,700 as of December 31, 2010 compared to $413,800 as of December 31, 2009, which is primarily due to product mix. In Northern California the cancellation rate decreased to 23% for the period ended December 31, 2010 from 28% for the period ended December 31, 2009.

In Arizona, the dollar amount of backlog decreased 63% to $1.0 million as of December 31, 2010 from $2.7 million as of December 31, 2009, which is attributable to a 53% decrease in homes in backlog to 8 homes at December 31, 2010 from 17 homes at December 31, 2009 and to a 22% decrease in the average sales price of homes in backlog to $124,400 as of December 31, 2010 compared to $159,800 as of December 31, 2009. In Arizona, the cancellation rate increased to 15% for the period ended December 31, 2010 from 13% for the period ended December 31, 2009.

In Nevada, the dollar amount of backlog increased 61% to $4.2 million as of December 31, 2010 from $2.6 million as of December 31, 2009, which is attributable to a 77% increase in homes in backlog to 23 homes at December 31, 2010 from 13 homes at December 31, 2009 slightly offset by a 9% decrease in the average sales price of homes in backlog to $181,400 as of December 31, 2010 compared to $199,700 as of December 31, 2009. In Nevada, the cancellation rate decreased to 14% for the period ended December 31, 2010 from 30% for the period ended December 31, 2009.

The decrease in the dollar amount of backlog of homes sold but not closed as described above generally results in a reduction in operating revenues in the subsequent period as compared to the previous period. Revenue from sales of homes increased 5% to $266.9 million during the period ended December 31, 2010 from $253.9 million during the period ended December 31, 2009. A decrease in homebuilding revenues on a project basis is a potential indicator for impairment. If market prices and home values decrease in certain of the Company’s projects and cancellation rates increase in the future, the Company’s revenue and liquidity would likely be negatively impacted.

	Year Ended December 31,		Increase (Decrease)
	2010	2009	Amount	%
Number of Homes Closed
Southern California	493	426	67	16%
Northern California	101	144	(43)	(30)%
Arizona	99	214	(115)	(54)%
Nevada	67	131	(64)	(49)%

Total	760	915	(155)	(17)%

During the year ended December 31, 2010, the number of homes closed decreased 17%. The decrease was primarily driven by a decrease in the average number of sales locations to 17 in 2010 from 25 in the 2009 period. In addition, the completion of The Worker, Homeownership and Business Assistance Act of 2009, which was applicable to net new home orders under contract by April 30, 2010 and closed by September 30, 2010, favorably impacted our home sales during the early part of 2010, but also contributed to an industry-wide decline in net new home orders in the latter part of 2010.

	Year Ended December 31,		Increase (Decrease)
	2010	2009	Amount	%
	(Dollars in thousands)
Home Sales Revenue
Southern California	$195,613	$141,884	$53,729	38%
Northern California	38,891	43,211	(4,320)	(10)%
Arizona	16,595	39,619	(23,024)	(58)%
Nevada	15,766	29,160	(13,394)	(46)%

Total	$266,865	$253,874	$12,991	5%

The increase in homebuilding revenue of 5% to $266.9 million during the year ended December 31, 2010 from $253.9 million during the year ended December 31, 2009 is attributable to an increase in the average sales price of homes closed to $351,100 during the 2010 period from $277,500 during the 2009 period due to a change in the product mix, offset by a decrease in the number of homes closed to 760 in the 2010 period compared to 915 in the 2009 period.

	Year Ended December 31,		Increase (Decrease)
	2010	2009	Amount	%
Average Sales Price of Homes Closed
Southern California	$396,800	$333,100	$63,700	19%
Northern California	385,100	300,100	85,000	28%
Arizona	167,600	185,100	(17,500)	(9)%
Nevada	235,300	222,600	12,700	6%

Total	$351,100	$277,500	$73,600	27%

The average sales price of homes closed during the year ending December 31, 2010 increased 27% to $351,100 compared to $277,500 in 2009. The increase in average sales price per home is primarily due to a change in product mix. In Southern and Northern California, the Company delivered a higher percentage of homes at higher prices due to the opening of several new communities in highly desirable locations and delivered fewer homes at lower prices as those communities closed their final units in 2009. In Arizona, average sales prices decreased based on market conditions, and declined consumer demand, and competition from foreclosure homes in the Phoenix market. These conditions attributed to the $22.4 million of impairment loss on real estate assets recorded during 2010, with no comparable amount in 2009.

	Year Ended December 31,		Increase (Decrease)
	2010	2009
Homebuilding Gross Margin (Loss) Percentage
Southern California	14.6%	15.6%	(1.0)%
Northern California	22.3%	13.8%	8.5%
Arizona	4.9%	7.0%	(2.1)%
Nevada	19.7%	12.2%	7.5%

Total	15.4%	13.5%	1.9%

Homebuilding gross margin (loss) percentage during the year ended December 31, 2010 increased to 15.4% from 13.5% during the year ended December 31, 2009, which is primarily attributable to an increase in the average sales price of homes closed of 27% from $277,500 in the 2009 period to $351,100 in the 2010 period offset by an increase in the average cost of homes closed of 24% from $239,900 in the 2009 period to $297,000 in the 2010 period.

Homebuilding gross margins may be negatively impacted by a weak economic environment, which includes homebuyers’ reluctance to purchase new homes, increase in foreclosure rates, tightening of mortgage loan origination requirements, high cancellation rates, which could affect our ability to maintain existing home prices and/or home sales incentive levels, and continued deterioration in the demand for new homes in our markets, among other things.

Lots, Land and Other

Land sales revenue was $17.2 million during the year ended December 31, 2010, compared with $21.2 million for the year ended December 31, 2009. As part of an opportunistic land sale, in June 2010, the Company sold land in Santa Clara County and generated a net profit of $2.9 million. During 2009 and 2008, in response to the slow-down in the homebuilding industry, the Company entered into certain land sale transactions to improve its liquidity and to reduce its overall debt. On December 24, 2009, the Company consummated the sale of certain real property for an aggregate sales price of $13.6 million. The aggregate book value of these properties on the closing date as reflected on the consolidated balance sheet of the Company and its subsidiaries was approximately $84.2 million. The Company entered into these land sale transactions to generate cash flow, to reduce overall debt and to re-invest the cash by purchasing land in certain of its improving markets. The Company determined that the best economic value to the Company of these lots was to sell them in their current condition as opposed to holding the lots and eventually building and selling homes. The Company continues to evaluate its options and the marketplace with respect to developing lots.

During the year ended December 31, 2010 the Company recorded a loss related to land sales of $3.2 million compared to a loss of $110.4 million during the 2009 period. Included in these amounts are the write-off of land deposits and pre-acquisition costs of $6.0 million and $37.9 million, respectively. The write-off of land deposits and pre-acquisition costs of $6.0 million in 2010 are attributable to projects where the value of the land was less than the contracted price. In 2009, the write-off of land deposits and pre-acquisition costs of $37.9 million are attributable to projects held in three of its land banking arrangements. In the fourth quarter of 2009, for one of these land banking arrangements, the Company subsequently purchased the remaining 51 lots for the contracted price after the Company had written off the deposits that would have been included in the land basis of these lots. Management of the Company determined that the remaining purchase prices of the lots in the arrangements were priced above current market values.

Construction Services Revenue

Construction services revenue, which is all recognized in Southern California, was $10.6 million during the year ended December 31, 2010, compared with $34.1 million in the 2009 period. See Note 1 to “Notes to Consolidated Financial Statements” for further discussion.

	Year Ended December 31,		Increase (Decrease)
	2010	2009
	(in thousands)
Impairment Loss on Real Estate Assets
Land under development and homes completed and under construction
Southern California	$70,801	$19,518	$51,283
Northern California	3,103	6,144	(3,041)
Arizona	6,293	—	6,293
Nevada	—	6,254	(6,254)

Total	$80,197	$31,916	$48,281

Land held-for-sale or sold
Southern California	$—	$—	$—
Northern California	—	—	—
Arizona	16,116	—	16,116
Nevada	15,547	13,353	2,194

Total	31,663	13,353	18,310

Total Impairment Loss on Real Estate Assets	$111,860	$45,269	$66,591

The impairment loss related to land under development and homes completed and under construction incurred during the year ended December 31, 2010, resulted from (i) in certain projects, a decrease in home sales prices related to increased incentives, (ii) in certain projects, increased future costs for outside broker expense and sales and marketing expense, (iii) in certain projects, the decision by the Company to cancel certain land option agreements to purchase lots in projects where sales were deteriorating and the underlying value of the land to be purchased was less than the purchase price using a residual land value approach, (iv) in certain projects, the needs to preserve the liquidity of the Company and, therefore, canceling certain land option agreements, and (v) in certain other projects, the renegotiations of the land purchase schedule for land under option, to delay the required purchases, to allow markets to recover, and reduce the amount of lots to be purchased over time. The extended time of the project increased carrying costs that lead to the future undiscounted cash flows of the project being less than the current book value of the land.

The impairment loss related to land held for sale or sold incurred during the year ended December 31, 2010, resulted from the reduced value of the land in the project. The Company values land held for sale using (i) projected cash flows with the strategy of selling the land on a finished or unfinished basis, or building out the project, (ii) considering recent, legitimate offers received, (iii) prices for land in recent comparable sales transactions, and other factors. In addition, the Company may use appraisals to best determine the as-is value. During the 2010 period, the Company increased discount rates to a range of 21% to 29%. These rates resulted from a full year of interest incurred on the Senior Secured Term Loan due 2014 (“Term Loan”) of 14%. During the 2009 period, the Company increased the discount rates used in the estimated discounted cash flow assessments to a range of 19% to 27%. These rates resulted from an increase in the leverage component of our discount rate related to the interest cost on the Term Loan and a decrease in risk-related discount rates in California projects due to improving market conditions, including: (i) a decrease in the cancellation rate for the Company at 19% in the 2010 period compared to 21% in the 2009 period, (ii) an increase of 1.9% in the Company gross margin percentage and (iii) an increase in the number of net home orders per sale location from 34.8 in the 2009 period to 36.1 in the 2010 period.

	Year Ended December 31,		Increase (Decrease)
	2010	2009	Amount	%
	(Dollars in thousands)
Sales and Marketing Expense
Homebuilding
Southern California	$12,582	$9,537	$3,045	32%
Northern California	4,247	3,499	748	21%
Arizona	1,207	2,350	(1,143)	(49)%
Nevada	1,710	2,250	(540)	(24)%

Total	$19,746	$17,636	$2,110	12%

Sales and marketing expense increased $2.1 million to $19.7 million in the 2010 period from $17.6 million in the 2009 period primarily due to an increase of $3.6 million in advertising, due to opening new model complexes and the re-introduction of projects where development was temporarily suspended. In addition, direct selling expenses decreased approximately $1.2 million, including a decrease of $.08 million in commissions paid to outside brokers in 2010 as compared to 2009, and a decrease of $0.5 million in seller closing costs and referral fees in 2010 as compared to 2009 due to the decrease in units closed in 2010 as compared to 2009.

	Year Ended December 31,		Increase (Decrease)
	2010	2009	Amount	%
	(Dollars in thousands)
General and Administrative Expenses
Homebuilding
Southern California	$5,093	$3,982	$1,111	28%
Northern California	2,960	2,317	643	28%
Arizona	2,568	2,358	210	9%
Nevada	2,651	2,558	93	4%
Corporate	11,857	9,812	2,045	21%

Total	$25,129	$21,027	$4,102	20%

General and administrative expenses increased $4.1 million, or 20%, in the 2010 period to $25.1 million from $21.0 million in the 2009 period primarily as a result of an increase in outside services expense of $2.1 million incurred in association with the Term Loan as well as $2.0 million relating to an easement payment relating to land sold to a third party in December 2009. Additionally, as the number of active projects increased, the Company increased staffing levels to support operations to 212 full time employees by the end of 2010 from 194 at the end of 2009. The bonus expense incurred in the 2009 and 2010 periods was a decision by management to award bonuses to employees in order to encourage employee retention and reward individual employee performance.

Other Items

Other operating costs decreased to $2.7 million in the 2010 period compared to $6.6 million in the 2009 period. The decline is due to the decrease in property tax expense incurred as a period expense on projects in which development was temporarily suspended. The Company received $1.6 million in the 2010 period, compared with $5.4 million in the 2009 period. This decrease was primarily driven by projects restarted during the year ended December 31, 2010, in which costs are capitalized to the projects. In addition, operating losses realized by golf course operations decreased to $1.1 million in the 2010 period from $1.2 million in the 2009 period.

Equity in income from unconsolidated joint ventures increased from a loss of $(0.4) million in the 2009 period to income of $0.9 million in the 2010 period, primarily due to an increase in income from the mortgage joint venture as well as an increase in other joint venture activity.

As described previously, during 2010, the Company redeemed $37.3 million principal amount of its outstanding Senior Notes at a cost of $31.3 million, plus accrued interest. The net gain resulting from the redemptions, after giving effect to amortization of related deferred loan costs, was $5.6 million. During 2009, the Company redeemed $156.9 million principal amount of its outstanding Senior Notes at a cost of $77.0 million, plus accrued interest. The net gain resulting from the redemptions, after giving effect to amortization of related deferred loan costs, was $78.1 million.

During the year ended December 31, 2010, the Company incurred interest related to its outstanding debt of $62.8 million and capitalized $39.1 million, resulting in net interest expense of $23.7 million. During the year ended December 31, 2009, the Company incurred interest related to its outstanding debt of $48.8 million and capitalized $12.9 million, resulting in net interest expense of $35.9 million. The year over year decrease in net interest expense is due to an increase in real estate assets which qualify for interest capitalization during the 2010 period.

Other income primarily consists of construction management income slightly offset by mortgage company expense during the 2010 period compared to loss of $3.0 million in the 2009 period due to the loss on the sale of a fixed asset relating to the sale of the Company’s aircraft as described more fully in Note 7 of “Notes to Consolidated Financial Statements”.

Income from non-controlling interest of consolidated entities increased to $1.3 million in the 2010 period compared to a loss of $(0.4) million in the 2009 period, primarily due to a decrease in joint venture costs and an increase in gross margins.

	Year Ended December 31,		Increase (Decrease)
	2010	2009	Amount	%
	(Dollars in thousands)
(Loss) Income Before Benefit (Provision) for Income Taxes
Homebuilding
Southern California	$(83,176)	$(57,716)	$(25,460)	44%
Northern California	(41)	(37,853)	37,812	(100)%
Arizona	(26,887)	(21,451)	(5,436)	25%
Nevada	(21,449)	(70,915)	49,466	(70)%
Corporate	(4,314)	65,074	(69,388)	(107)%

Total	$(135,867)	$(122,861)	$(13,006)	11%

In Southern California, (loss) before benefit for income taxes increased 44% to $(83.2) million in the 2010 period from $(57.7) million in the 2009 period. The increase in loss is primarily attributable to (i) an increase in impairment loss on real estate assets to $70.8 million in the 2010 period, from $19.5 million in the 2009 period, (ii) offset by loss on land sales of $24.0 million in the 2009 period with no comparable amount in the 2010 period, and (iii) a $6.4 million increase in homebuilding gross profit in the 2010 period.

In Northern California, (loss) before benefit for income taxes of $(37.9) million in the 2009 period decreased 100% in the 2010 period. The decrease in loss is primarily attributable to (i) an increase in gain on land sales of $2.9 million in the 2010 period from a loss on land sales of $(29.4) million in the 2009 period, (ii) a decrease in impairment loss on real estate assets to $3.1 million in the 2010 period from $6.1 million in the 2009 period and (iii) an increase in homebuilding gross profit to $8.7 million in the 2010 period from $6.0 million in the 2009 period.

In Arizona, (loss) before benefit for income taxes increased to a loss of $(26.9) million in the 2010 period from a loss of $(21.5) million in the 2009 period. The change is primarily attributable to (i) an increase in impairment loss on real estate assets to $22.4 million in the 2010 period with no comparable amount in the 2009 period, offset by (ii) a decrease in homebuilding gross profit to $0.8 million in the 2010 period from $2.8 million in the 2009 period and (iii) a decrease in the loss on land sales of $14.0 million in the 2009 period with no comparable loss on land sales in the 2010 period.

In Nevada, (loss) before benefit for income taxes decreased 70% to $(21.4) million in the 2010 period from $(70.9) million in the 2009 period. The decrease in loss is primarily attributable to a loss on land sales of $43.0 million in the 2009 period with no comparable amount in the 2010 period along with a decrease in impairment loss on real estate assets to $15.5 million in the 2010 period from $19.6 million in the 2009 period.

The Corporate segment is a non-homebuilding segment where the Company develops and implements strategic initiatives and supports the Company’s operating divisions by centralizing key administrative functions such as finance and treasury, information technology, tax planning, internal audit, risk management and litigation and human resources. The Company records the gain from redemption of Senior Notes and income tax provisions and benefits at the corporate level.

Income Taxes

On November 6, 2009, an expanded carry back election was signed into law as part of the Worker, Homeownership, and Business Assistance Act of 2009. As a result of this legislation, the Company elected to carry back for five years the taxable losses generated in 2009. As of December 31, 2009, The Company recorded an income tax refund receivable and the related income tax benefit of $101.8 million. The Company received the tax refund during the first quarter of 2010. As of December 31, 2010, the Company received an additional refund related to the 2009 loss carry back of $347,000 and recorded the related income tax benefit as of December 31, 2010.

Net Loss

As a result of the foregoing factors, net loss for the year ended December 31, 2010 was $136.8 million compared to net loss for the year ended December 31, 2009 of $20.5 million.

	December 31,		Increase (Decrease)
	2010	2009	Amount	%
Lots Owned and Controlled
Lots Owned
Southern California	922	1,139	(217)	(19)%
Northern California	616	478	138	29%
Arizona	5,836	4,985	851	17%
Nevada	2,791	2,522	269	11%

Total	10,165	9,124	1,041	11%

Lots Controlled(1)
Southern California	114	439	(325)	(74)%
Northern California	303	—	303	100%
Arizona	—	767	(767)	(100)%

Total	417	1,206	(789)	(65)%

Total Lots Owned and Controlled	10,582	10,330	252	2%

(1)	Lots controlled may be purchased by the Company as consolidated projects or may be purchased by newly formed unconsolidated joint ventures.

Total lots owned and controlled has increased 2% to 10,582 lots owned and controlled at December 31, 2010 from 10,330 lots at December 31, 2009. The increase is primarily due to certain lot acquisitions during the period, offset by the closing of 750 homes during the 2010 period and cancelation of certain lot option contracts.

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
	(Dollars in thousands)
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

In Northern California, the dollar amount of backlog decreased 82% to $2.5 million as of December 31, 2009 from $13.7 million as of December 31, 2008, which is attributable to a 57% decrease in net new home orders in Northern California to 102 homes in the 2009 period compared to 238 homes in the 2008 period, and a decrease in homes in backlog to 6 homes at December 31, 2009 from 48 homes at December 31, 2008. The decrease in homes in backlog is due to a lack of open projects in the division. At December 31, 2009, Northern California had 2 open projects with 42 homes to sell. These decreases were offset by an increase of 45% in the average sales price of homes in backlog to $413,200 as of December 31, 2009 compared to $284,800 as of December 31, 2008, which is primarily due to product mix of remaining projects. In Northern California the cancellation rate decreased slightly to 28% for the period ended December 31, 2009 from 29% for the period ended December 31, 2008.

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

In Nevada, the dollar amount of backlog decreased 56% to $2.6 million as of December 31, 2009 from $5.8 million as of December 31, 2008, which is attributable to a 46% decrease in homes in backlog to 13 homes at December 31, 2009 from 24 homes at December 31, 2008 and an 18% decrease in the average sales price of homes in backlog to $199,700 as of December 31, 2009 compared to $243,300 as of December 31, 2008. In Nevada, the cancellation rate increased to 30% for the period ended December 31, 2009 from 28% for the period ended December 31, 2008.

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
	(Dollars in thousands)
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
	(in thousands)
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

The impairment loss related to land under development and homes completed and under construction incurred during the year ended December 31, 2009, primarily resulted from decreases in home sales prices, due to increased sales incentives, and the continued deterioration in the homebuilding industry. At two of the Company’s projects, impairment loss was primarily attributable to an increase in interest cost allocated to the project related to the addition of the Term Loan at 14% interest. In addition, the Company decreased base sales prices and increased certain incentives related to the projects, which is a strategy to improve sales absorption rates. During the 2009 period, the Company increased the discount rates used in the estimated discounted cash flow assessments to a range of 19% to 27%. These rates resulted from an increase in the leverage component of our discount rate related to the interest cost on the Term Loan (14%) and a decrease in risk-related discount rates in California projects due to improving market conditions, including: (i) a decrease in the cancellation rate in Southern California to 19% in the 2009 period from 30% in the 2008 period, (ii) an increase of 8.1% in the Southern California gross margin percentage and (iii) an increase in the number of net home order per sale location from 30.8 in the 2008 period to 50.0 in the 2009 period.

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
	(Dollars in thousands)
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
	(Dollars in thousands)
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

As described previously, during 2009, the Company redeemed $156.9 million principal amount of its outstanding Senior Notes at a cost of $77.0 million, plus accrued interest. The net gain resulting from the redemption, after giving effect to amortization of related deferred loan costs, was $78.1 million. In October 2008, the Company redeemed in privately negotiated transactions, $71.9 million principal amount of its outstanding Senior Notes at a cost of $16.7 million, plus accrued interest. The net gain resulting from the redemption, after giving effect to amortization of related deferred loan costs, was $54.0 million.

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

The non-controlling interest in loss of consolidated entities decreased to $0.4 million in the 2009 period compared to $10.4 million in the 2008 period, primarily due to a decrease in the number of joint venture homes closed to 17 in the 2009 period from 64 in 2008. In 2008, the non-controlling interest in loss was attributable to impairment loss on real estate assets of $23.6 million recorded at two consolidated entities, of which $10.4 million was allocated to the minority member and $13.2 million was allocated to the Company.

	Year Ended December 31,		Increase (Decrease)
	2009	2008	Amount	%
	(Dollars in thousands)
(Loss) Income Before Benefit (Provision) for Income Taxes
Homebuilding
Southern California	$(57,716)	$(74,908)	$17,192	(23)%
Northern California	(37,853)	(68,913)	31,060	(45)%
Arizona	(21,451)	(17,846)	(3,605)	20%
Nevada	(70,915)	(37,265)	(33,650)	90%
Corporate	65,074	35,256	29,818	58%

Total	$(122,861)	$(163,676)	$40,815	25%

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

Financial Condition and Liquidity

Since early 2006, the U.S. housing market has been negatively impacted by declined consumer confidence, restrictive mortgage standards, and large supplies of foreclosure, resale and new homes, among other factors. When combined with a prolonged economic downturn, high unemployment levels, and uncertainty in the U.S. economy, these conditions have contributed to decreased demand for housing, declining sales prices, and increasing pricing pressure, which hinders the Company’s ability to attract new home buyers. As a result, the Company has experienced operating losses each year, beginning in 2007. Such losses resulted from a combination of reduced homebuilding gross margins, losses on land sales to generate cash flow and significant impairment losses on real estate inventories.

The U.S. housing market and broader economy remain in a period of uncertainty; however, there are signs of stabilization in certain of our local markets, though at near historically low levels.

Entering 2011, there are indications that certain aforementioned negative trends may be slowing or improving. However, there are also a number of factors that may further worsen market conditions or delay a recovery in the homebuilding industry, including, but not limited to: (i) high levels of unemployment, which correlates to low levels of consumer confidence; (ii) continued foreclosure activity with immeasurable shadow inventory; (iii) upward trending mortgage rates, as the current level of low mortgage rates is not expected to remain in the long-term; (iv) increased costs and standards related to FHA loans, which continue to be a significant source of homebuyer financing; and (v) increase in the cost of building materials.

The Company continues to operate with the assumption that difficult market conditions will continue at least during 2011. The Company continues to review acquisitions of select land positions where it makes strategic and economic sense to do so, targeting finished lots in core coastal markets, near high employment job centers or transportation corridors. Management also continues to evaluate owned lots and land parcels to determine if values support holding the parcel for future projects or selling.

In Southern California, net new home orders per average sales location increased to 52.7 during the year ended December 31, 2010 from 50.0 for the same period in 2009. In Arizona, net new home orders per average sales location decreased to 30.0 during the year ended December 31, 2010 from 49.3 for the same period in 2009. In addition, the Company’s cancellation rate decreased to 19% in the 2010 period compared to 21% in the 2009 period, particularly impacted by Northern California’s cancellation rate of 23% in the 2010 period compared to 28% in the 2009 period and Nevada’s cancellation rate of 14% in the 2010 period compared to 30% in the 2009 period. In addition, the Company is experiencing increased homebuilding gross margin percentages of 14.8% in the 2010 period compared to 13.5% in the 2009 period, particularly impacted by Northern California’s cancellation rate of 18.4% in the 2010 period compared to 13.8% in the 2009 period, and Nevada’s cancellation rate of 19.7% in the 2010 period compared to 12.2% in the 2009 period.

For the year ended December 31, 2010, the Company experienced an increase in homebuilding revenues of 5% from the prior year due to a 27% increase in the average price of homes closed, offset by a 17% decrease in the number of homes closed. In response to the declining demand for housing in the homebuilding industry, the management of the Company continues to focus on generating positive cash flow, reducing overall debt levels and improving liquidity. Management of the Company intends to manage cash flow by reducing inventory levels and expenditures for temporarily suspended projects. For the year ended December 31, 2010, the Company generated $134.7 million of cash flows from operations and reinvested $110.6 million in opportunistic land acquisitions. In addition, the Company repaid a net $52.8 million principal amount of notes payable and redeemed $37.3 million principal amount of outstanding Senior Notes for a net redemption price of $31.3 million, plus accrued interest. The net gain resulting from the redemption, after giving effect to amortization of related deferred loan costs was $5.6 million. This redemption will reduce future interest payments by approximately $3.8 million per year.

In reaction to the declining market, the Company temporarily suspended the development, sales and marketing activities at certain of its projects which are in the early stages of development. The Company has concluded that this strategy was necessary under the prevailing market conditions at the time and believes that it will allow the Company to market the properties at some future time when market conditions may have improved. As of December 31, 2010, two of these projects have been restarted and, as markets continue to improve, management continues to evaluate and analyze the market place to potentially activate the remaining suspended projects in 2011 and beyond.

The Company provides for its ongoing cash requirements principally from internally generated funds from the sales of real estate, outside borrowings and by forming new joint ventures with venture partners that provide a substantial portion of the capital required for certain projects. California Lyon currently has outstanding 7 5/8% Senior Notes due 2012, 10 3/4% Senior Notes due 2013, 7 1/2% Senior Notes due 2014, and a 14% Term Loan due 2014. The Company, California Lyon and their subsidiaries have financed, and may in the future finance, certain projects and land acquisitions with construction loans secured by real estate inventories, seller-provided financing and land banking transactions.

Under the Term Loan, the Senior Notes and the Company’s other debt obligations, the Company and its subsidiaries are subject to a number of covenants, including financial covenants. The Company’s recent financial performance (including the $111.9 million non-cash impairment write-down for 2010), has made it more difficult for the Company to comply with these covenants. If the Company is unable to comply with its covenants and obligations under any of these instruments, and is not able to enter into amendments eliminating the covenants or obtain waivers from the holders of the instruments, the holders of one or more of the debt instruments could cause the acceleration of the debt instruments and require the Company to repay all principal and interest owing under the debt instruments. In addition, the acceleration of maturity under one debt instrument could result in the holders of other debt instruments having the right to accelerate the maturity of those debt instruments.

The ability of the Company to meet its obligations on its indebtedness will depend to a large degree on its future performance which in turn will be subject, in part, to factors beyond its control, such as prevailing economic conditions, either nationally or in regions in which the Company operates, the outbreak of war or other hostilities involving the United States, mortgage and other interest rates, changes in prices of homebuilding materials, weather, the occurrence of events such as landslides, soil subsidence and earthquakes that are uninsurable, not economically insurable or not subject to effective indemnification agreements, availability of labor and homebuilding materials, changes in governmental laws and regulations, the timing of receipt of regulatory approvals and the opening of projects, and the availability and cost of land for future development. The Company cannot be certain that its cash flow will be sufficient to allow it to pay principal and interest on its debt, support its operations and meet its other obligations. If the Company is not able to meet those obligations, it may be required to refinance all or part of its existing debt, sell assets or borrow more money. The Company may not be able to do so on terms acceptable to it, if at all. There is no assurance, however, that future cash flows will be sufficient to meet the Company’s future capital needs. In addition, the amount and types of indebtedness that the Company may incur may be limited by the terms of the indentures and credit or other agreements governing the Company’s Senior Notes obligations, Term Loan and other indebtedness. In addition, the terms of existing or future indentures and credit or other agreements governing the Company’s Senior Note obligations, revolving credit facilities and other indebtedness may restrict the Company from pursuing any of these alternatives.

Term Loan

William Lyon Homes, Inc., a California corporation and wholly-owned subsidiary of the Company (“California Lyon”) is a party to a Senior Secured Term Loan Agreement (the “Term Loan Agreement”), dated October 20, 2009, with ColFin WLH Funding, LLC, as Administrative Agent (“Admin Agent”), ColFin WLH Funding, LLC, as Initial Lender and Lead Arranger (“ColFin”) and the other Lenders who may become assignees of ColFin (collectively, with ColFin, the “Lenders”).

The Term Loan Agreement provides for a first lien secured loan of $206.0 million, secured by substantially all of the assets of California Lyon, the Company (excluding stock in California Lyon) and certain wholly-owned subsidiaries. The Term Loan is guaranteed by the Company.

California Lyon received the first installment of $131.0 million in October 2009, and its second installment of $75.0 million in December 2009. Under the Term Loan Agreement, California Lyon is restricted from future borrowings, and, if necessary, will be required to repay existing borrowings in order to maintain required loan-to-value ratios such that: (i) the aggregate amount of outstanding loans under the Term Loan Agreement may not exceed 60% of the aggregate value of the properties securing the facility, with valuation based on the lower of appraised value (if any) and discounted net present value of the cash flows, and (ii) the aggregate amount of secured debt may not exceed 60% of the aggregate value of the properties owned by California Lyon and its subsidiaries, with valuation based on the lower of appraised value (if any) and discounted net present value of the cash flows. California Lyon is currently in compliance with the above requirements. The net proceeds to the Company from the first installment of the Term Loan, after giving effect to attorney fees, loan fees and other miscellaneous costs associated with the loan transaction, and repayment of the revolving credit facilities and redemption of the Senior Notes as described in Note 6 to “Notes to Consolidated Financial Statements”, were $34.6 million. A portion of the $75.0 million proceeds from the second installment was used to fund additional land acquisitions in 2009 and 2010.

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

Upon any prepayment of any portion of the Term Loan prior to its scheduled maturity (other than any prepayment required in connection with a payment of all or any portion of the outstanding principal balance of any of the Indentures), the Term Loan Agreement provides that California Lyon make a “make whole payment” equal to an amount, if positive, of the present value of all future payments of interest which would become due with respect to such prepaid amount from the date of prepayment thereof through and including the maturity date, discounted at a rate of 14%.

The Term Loan is scheduled to mature on October 20, 2014; however, in the event that any portion of the outstanding principal amounts (the “Repaid Senior Note Principal”) of the Senior Notes is repaid (whether or not at maturity), the Lenders may elect to require California Lyon to repay that portion of the outstanding loan as bears the same ratio to the entire Term Loan outstanding as the Repaid Senior Note Principal bears to the entire amounts then outstanding under all of the indentures governing the Senior Notes. All or a portion of the Term Loan may also be accelerated upon certain other events described in the Term Loan Agreement. The lenders waived the requirement for such repayment in connection with the Senior Note redemptions which occurred from 2008 to 2010 and which are described below.

The Term Loan Agreement requires that the Company’s Minimum Tangible Net Worth (as defined therein) not fall below $75.0 million at the end of any two consecutive fiscal quarters. The Term Loan Agreement also contains covenants that limit the ability of California Lyon and the Company to, without prior approval from Lenders, among other things: (i) incur liens; (ii) incur additional indebtedness; (iii) transfer or dispose of assets; (iv) merge, consolidate or alter their line of business; (v) guarantee obligations; (vi) engage in affiliated party transactions; (vii) declare or pay dividends or make other distributions or repurchase stock; (viii) make advances, loans or investments; (ix) repurchase debt (including under the indentures governing the Senior Notes); and (x) engage in change-of-control transactions.

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

•

A minimum borrowing base such that the indebtedness under the Term Loan does not exceed 60% of the Borrowing Base, with the “Borrowing Base” being calculated as (1) the discounted cash flows of each project securing the loan (collateral value), plus (2) unrestricted cash and (3) escrow proceeds receivable, as defined;

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

The Company’s covenant compliance for the Term Loan at December 31, 2010 is detailed in the table set forth below (dollars in millions):

Covenant and Other Requirements	Actual at December 31, 2010	Covenant Requirements at December 31, 2010
Tangible Net Worth (1)	$13.0	≥ $75.0
Ratio of Term Loan to Borrowing Base	49.6%	≤ 60%
Secured Indebtedness (as a percentage of collateral value)	59.9%	≤ 60%
Excluded Assets	$6.9	≤ $25.0

(1)

Tangible Net Worth was calculated based on the stated amount of equity less intangible assets of $12.4 million as of December 31, 2010. The Company did not meet this covenant requirement at December 31, 2010, due to impairments of $111.9 million. This covenant was subsequently amended as described below.

The management of the Company, with the approval of the board of directors, has retained the services of an outside consulting firm to institute and implement all required programs to accomplish management’s objectives and to work with management in the analysis and process of renegotiating, refinancing, repaying or restructuring debt maturities and loan terms, including covenants. In addition, the Company is currently working through the process of requesting a financing proposal from the investment banking community. The Company has requested proposals for a debt financing to use in some combination of debt refinance or capital restructuring of the Term Loan and the Senior Notes.

The Company believes the debt markets are a viable option due to the growing demand for high yield paper in 2011 as evidenced by $105.8 billion in high yield paper issued through April 2011 in the US Market; 16% more than had been placed through the same time period in 2010. For the year ended December 31, 2010, high yield paper saw a record $259.3 billion placed in the US Market. Additionally, high yield mutual funds have reported year to date 2011 inflows of $9.0 billion after 2010 inflows of $12.2 billion. The Company has also identified other competitors that received financing to repay or extend existing maturities.

Management of the Company has analyzed its liquidity through April 2012 based on its current capital structure and existing cash forecast as well as factoring in the potential of acceleration of the Term Loan. Management believes it has adequate sources of liquidity to fund the Company and meet its obligations for at least the next year, from the date of this filing.

As reported on the Company’s current report on Form 8-K dated March 18, 2011, the Company reached an agreement with the Lenders under the Term Loan that amended the Term Loan to permit the Company’s tangible net worth to fall below $75.0 million for two consecutive quarters. In addition, as reported on the Company’s current report on Form 8-K dated April 21, 2011, the Company reached a subsequent agreement with the Lenders under the Term Loan to waive any non-compliance with the tangible net worth covenant and with certain other technical requirements through July 19, 2011, subject to certain terms and conditions.

Except as noted above, as of and for the year ending December 31, 2010, the Company is not in default with the covenants under the Term Loan.

If market conditions improve, the Company believes that its ability to comply with financial covenants may be improved. Conversely, if market conditions deteriorate, the Company believes that its ability to comply with financial covenants contained in the Company’s Term Loan will continue to be negatively impacted. Under these circumstances, the Company could be required to seek additional covenant relief to avoid future noncompliance with the financial covenants in the Term Loan Agreement. If the Company is unable to obtain requested covenant relief or is unable to obtain a waiver for any covenant non-compliance, the Company’s obligation to repay indebtedness under the Term Loan and the Senior Notes could be accelerated. The Company can give no assurance that in such an event, the Company would have, or be able to obtain, sufficient funds to pay all debt that the Company would then be required to repay.

The foregoing summary is not a complete description of the Term Loan and is qualified in its entirety by reference to the Term Loan Agreement.

Senior Notes

During the year ended December 31, 2010, California Lyon redeemed, in privately negotiated transactions (i) $30.0 million principal amount of its outstanding 10  3/4% Senior Notes at a cost of $25.9 million plus accrued interest, (ii) $0.5 million principal amount of its outstanding 7 5/8% Senior Notes at a cost of $0.4 million plus accrued interest, and (iii) $6.8 million principal amount of its outstanding 7  1/2% Senior Notes at a cost of $5.1 million plus accrued interest. The Lenders under the Term Loan consented to these redemptions and waived their right to require any prepayment of the Term Loan in connection therewith. The net gain resulting from these redemptions, after giving effect to amortization of related deferred loan costs and other fees, was approximately $5.6 million.

After giving effect to these Senior Note redemptions, in addition to all prior Senior Note redemptions, California Lyon now has the following principal amounts of Senior Notes outstanding (in thousands):

December 31, 2010
7 5/8% Senior Notes due December 15, 2012	$66,704
10 ¾% Senior Notes due April 1, 2013	138,619
7 1/2% Senior Notes due February 15, 2014	77,867

$283,190

7  5/8% Senior Notes

On November 22, 2004, California Lyon issued $150.0 million principal amount of the 7  5/8% Senior Notes, resulting in net proceeds to the Company of approximately $148.5 million. Of the initial $150.0 million, $66.7 million in aggregate principal amount remained outstanding as of December 31, 2010 and the date hereof. In August 2010, the Company redeemed, in a privately negotiated transaction, $0.5 principal amount of its outstanding 7  5/8% Senior Notes at a cost of $0.4 million plus accrued interest.

Interest on the 7  5/8% Senior Notes is payable semi-annually on December 15 and June 15 of each year. Based on the current outstanding principal amount of the 7  5/8% Senior Notes, the Company’s semi-annual interest payments are $2.5 million.

The 7  5/8% Senior Notes are redeemable at the option of California Lyon, in whole or in part, at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest, if any.

10  3/4% Senior Notes

On March 17, 2003, California Lyon issued $250.0 million of the 10  3/4% Senior Notes at a price of 98.493% to the public, resulting in net proceeds to the Company of approximately $246.2 million. The redemption price reflected a discount to yield 11% under the effective interest method, and the notes have been reflected net of the unamortized discount in the consolidated balance sheet. Of the initial $250.0 million, $138.6 million aggregate principal amount remained outstanding as of December 31, 2010 and the date hereof. In July 2010, the Company redeemed, in a privately negotiated transaction, $10.5 million principal amount of its outstanding 10  3/4% Senior Notes at a cost of $9.0 million plus accrued interest. In August 2010, the Company redeemed, in privately negotiated transactions, $19.5 million principal amount of its outstanding 10  3/4% Senior Notes at a cost of $16.9 million plus accrued interest.

Interest on the 10  3/4% Senior Notes is payable on April 1 and October 1 of each year. Based on the current outstanding principal amount of the 10  3/4% Senior Notes, the Company’s semi-annual interest payments are $7.4 million.

The 10  3/4% Senior Notes are redeemable at the option of California Lyon, in whole or in part, at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest, if any.

7  1/2% Senior Notes

On February 6, 2004, California Lyon issued $150.0 million principal amount of the 7  1/2% Senior Notes, resulting in net proceeds to the Company of approximately $147.6 million. Of the initial $150.0 million, $77.9 million aggregate principal amount remained outstanding as of December 31, 2010 and the date hereof. In August 2010, the Company redeemed, in a privately negotiated transaction, $6.8 million principal amount of its outstanding 7  1/2% Senior Notes at a cost of $5.1 million plus accrued interest.

Interest on the 7  1/2% Senior Notes is payable on February 15 and August 15 of each year. Based on the current outstanding principal amount of 7  1/2% Senior Notes, the Company’s semi-annual interest payments are $2.9 million.

The 7  1/2% Senior Notes are redeemable at the option of California Lyon, in whole or in part, at a redemption price equal to 100% of the principal amount plus a premium declining ratably to par, plus accrued and unpaid interest, if any.

General Terms of the Senior Notes

The Senior Notes are senior unsecured obligations of California Lyon and are unconditionally guaranteed on a senior unsecured basis by the Company, and by all of the Company’s existing and certain of its future restricted subsidiaries. The Senior Notes and the guarantees rank senior to all of the Company’s and the guarantors’ debt that is expressly subordinated to the Senior Notes and the guarantees, but are effectively subordinated to all of the Company’s and the guarantors’ senior secured indebtedness to the extent of the value of the assets securing that indebtedness.

Upon a change of control as described in the respective indentures governing the Senior Notes (the “Senior Notes Indentures”), California Lyon will be required to offer to purchase the Senior Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest, if any.

Under the Senior Notes Indentures, if the Company’s consolidated tangible net worth falls below $75.0 million for any two consecutive fiscal quarters, California Lyon will be required to make an offer to purchase up to 10% of each class of Senior Notes originally issued at a purchase price equal to 100% of the principal amount, plus accrued and unpaid interest, if any. Any such offer to purchase must be made within 65 days after the second quarter ended for which the Company’s tangible net worth is less than $75.0 million. However, California Lyon may reduce the principal amount of the notes to be purchased by the aggregate principal amount of all notes previously redeemed.

The Company has determined and calculated that California Lyon’s redemptions of Senior Notes during the period from 2008 to 2010 would reduce California Lyon’s repurchase obligations (assuming that the Company’s consolidated tangible net worth is less than $75.0 million for the quarter ended March 31, 2011), as follows: California Lyon would not be obligated to repurchase any of the 7  5/8% Senior Notes, as a result of California Lyon’s previous redemption of $83.3 million in aggregate principal amount of the 7  5/8% Senior Notes; California Lyon would not be obligated to repurchase any of the 10  3/4% Senior Notes, as a result of California Lyon’s previous redemption of $110.7 million in aggregate principal amount of the 10  3/4% Senior Notes; and California Lyon would not be obligated to repurchase any of the 7  1/2% Senior Notes, until March 13, 2013, at which time the Company would be required to offer to purchase $2.9 million of principal outstanding, as a result of California Lyon’s previous redemption of $72.1 million in aggregate principal amount of the 7  1/2% Senior Notes.

California Lyon is 100% owned by the Company. Each subsidiary guarantor is 100% owned by California Lyon or the Company. All guarantees of the Senior Notes are full and unconditional and all guarantees are joint and several. There are no significant restrictions under the Senior Notes Indentures on the ability of the Company or any guarantor to obtain funds from subsidiaries by dividend or loan.

The Senior Notes Indentures contain covenants that limit the ability of the Company and its restricted subsidiaries to, among other things: (i) incur additional indebtedness; (ii) pay dividends or make other distributions or repurchase stock; (iii) make investments; (iv) sell assets; (v) incur liens; (vi) enter into agreements restricting the ability of the Company’s restricted subsidiaries (other than California Lyon) to pay dividends; (vii) enter into transactions with affiliates; and (viii) consolidate, merge or sell all or substantially all of the Company’s and California Lyon’s assets. These covenants are subject to a number of important exceptions and qualifications as described in the Senior Notes Indentures.

As of and for the year ending December 31, 2010, the Company was in compliance with the Senior Notes covenants.

The foregoing summary is not a complete description of the Senior Notes and is qualified in its entirety by reference to the Senior Notes Indentures.

Prior Redemptions of the Senior Notes

During the year ended December 31, 2010, the Company redeemed, in privately negotiated transactions, $37.3 million principal amount of its outstanding Senior Notes at a cost of $31.3 million, plus accrued interest. The net gain resulting from the redemptions, after giving effect to amortization of related deferred loan costs, was $5.6 million.

On June 10, 2009, California Lyon consummated a cash tender offer (the “Tender Offer”) to redeem a portion of its outstanding Senior Notes, on the terms and subject to the conditions set forth in its offer to redeem, as amended. The principal amount of Senior Notes redeemed by California Lyon on settlement of the Tender Offer totaled $53.2 million, including $29.1 million of the 7  5/8% Senior Notes, $2.4 million of the 10  3/4% Senior Notes, and $21.7 million of the 7  1/2% Senior Notes. The aggregate Tender Offer consideration paid totaled $14.9 million, plus accrued interest. The net gain resulting from the Tender Offer, after closing costs, was $37.0 million.

Also, during 2009 the Company redeemed, in privately negotiated transactions, a total of $103.7 million principal amount of the outstanding Senior Notes at a cost of $62.1 million, plus accrued interest. The net gain resulting from the redemption, after giving effect to amortization of related deferred loan costs, was $41.1 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition and Liquidity” and Note 6 of “Notes to Consolidated Financial Statements” for more information relating to the Term Loan of the Company.

In October 2008, the Company redeemed, in privately negotiated transactions, $71.9 million principal amount of the outstanding Senior Notes at a cost of $16.7 million, plus accrued interest. The net gain resulting from the redemption, after giving effect to amortization of related deferred loan costs, was $54.0 million.

Construction Notes Payable

At December 31, 2010, the Company had two construction notes payable totaling $22.9 million. One of the notes matures in July 2011 and bears interest at rates based on either LIBOR or prime with an interest rate floor of 6.5% and an outstanding principal balance of $13.9 million as of December 31, 2010. Interest is calculated on the average daily balance and is paid following the end of each month. While the Company was previously required to maintain minimum tangible net worth of $90.0 million under this note, the Company and the lender have amended the note to eliminate the tangible net worth covenant in exchange for a principal payment of $2.0 million. As a result of the payment of $2.0 million, which was made in April 2011, the outstanding principal balance is $11.9 million. The Company is currently in negotiations with the lender to extend the maturity of the loan and to modify the covenants.

The other construction note had a remaining balance at December 31, 2010 of $9.0 million. This note was previously due to mature in July 2010; however, in conjunction with a payment of $28.1 million, the Company and the lender entered into a new loan agreement in 2010 for the then remaining outstanding principal of $10.0 million, which will mature in May 2015. The new loan pays interest monthly at a fixed rate of 12.5%, with quarterly principal payments of $500,000 beginning in July 2010. The interest rate decreases to 10.0% when the principal balance is reduced to $7.5 million.

Seller Financing

At December 31, 2010, the Company had $7.6 million of notes payable outstanding related to a land acquisition for which seller financing was provided, which is included in notes payable in the accompanying consolidated balance sheet. The seller financing note is due at various dates through 2012 and bears interest at 7.0%. Interest is calculated on the principal balance outstanding and is accrued and paid to the seller at the time each residential unit is closed. In addition, the Company makes an annual interest payment on the outstanding principal balance related to any remaining residential units.

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

In addition, the Company participates in one land banking arrangement that is not a VIE in accordance with FASB ASC 810, but is consolidated in accordance with FASB ASC Topic 470, Debt. Under the provisions of FASB ASC 470, the Company has determined it is economically compelled, based on certain factors, to purchase the land in the land banking arrangements. Therefore, the Company has recorded the remaining purchase price of the land of $55.3 million, which is included in real estate inventories not owned and liabilities from inventories not owned in the accompanying balance sheet as of December 31, 2010.

Summary information with respect to the Company’s land banking arrangements is as follows as of December 31, 2010 (dollars in thousands):

Total number of land banking projects	1

Total number of lots	625

Total purchase price	$161,465

Balance of lots still under option and not purchased:
Number of lots	248

Purchase price	$55,270

Forfeited deposits if lots are not purchased	$25,234

Joint Venture Financing

The Company and certain of its subsidiaries are general partners or members in joint ventures involved in the development and sale of residential projects. As described more fully in Critical Accounting Policies—Variable Interest Entities, certain joint ventures have been determined to be variable interest entities in which the Company is considered the primary beneficiary. Accordingly, the assets, liabilities and operations of these joint ventures have been consolidated with the Company’s financial statements as of and for the years ended December 31, 2010 and 2009. Because the Company did not consolidate or de-consolidate any variable interest entities as a result of adoption, the adoption of FASB ASC 810 did not affect the Company’s consolidated net income. The financial statements of joint ventures in which the Company is not considered the primary beneficiary are not consolidated with the Company’s financial statements. The Company’s investments in unconsolidated joint ventures are accounted for using the equity method because the Company has a 50% or less voting or economic interest (and thus such joint ventures are not controlled by the Company). Based upon current estimates, substantially all future development and construction costs incurred by the joint ventures will be funded by the venture partners or from the proceeds of construction financing obtained by the joint ventures.

As of December 31, 2010, the Company’s investment in and advances to unconsolidated joint ventures was $1.5 million and the venture partners’ investment in such joint ventures was $1.5 million. As of December 31, 2010, these joint ventures had repaid all financing from construction lenders.

Assessment District Bonds

In some jurisdictions in which the Company develops and constructs property, assessment district bonds are issued by municipalities to finance major infrastructure improvements and fees. Such financing has been an important part of financing master-planned communities due to the long-term nature of the financing, favorable interest rates when compared to the Company’s other sources of funds and the fact that the bonds are sold, administered and collected by the relevant government entity. As a landowner benefited by the improvements, the Company is responsible for the assessments on its land. When the Company’s homes or other properties are sold, the assessments are either prepaid or the buyers assume the responsibility for the related assessments. See Note 11 of “Notes to Consolidated Financial Statements.”

Cash Flows — Comparison of Years Ended December 31, 2010 and 2009

Net cash provided by operating activities increased to $24.1 million in the 2010 period from $12.9 million in the 2009 period. The increase was primarily due to (i) net loss of $135.5 million in the 2010 period compared to net loss of $21.0 million in the 2009 period, (ii) impairment loss on real estate assets of $111.9 million in the 2010 period compared to $45.3 million in the 2009 period, (iii) gain on retirement of debt of $5.6 million in the 2010 period compared to $78.1 million in the 2009 period, (iv) increase in cash flows related to the net change in income tax refunds receivable to $107.4 million in the 2010 period from $41.6 million in the 2009 period, (v) decrease in cash flows related to the net change in real estate inventories owned of $66.3 million in the 2010 period compared to an increase in cash flows from real estate inventories owned of $130.4 million in the 2009 period, (vi) and increase in cash flows related to the net change in other assets of $15.9 million in the 2010 period compared to a decrease in cash flows of $7.7 million in the 2009 period. Due to the November 2009 legislation as discussed above, the Company recorded a federal income tax benefit of $101.9 million for the year ended December 31, 2009, which the Company received in the first quarter of 2010, compared to a benefit of $0.4 million for the year ended December 31, 2010 when the legislation was no longer applicable.

The increase in impairment loss on real estate assets is described in “Results of Operations” above. The gain on retirement of debt is attributable to the Senior Note redemption transactions that occurred during 2010 and 2009. The details of the transactions are more fully detailed above.

Net cash provided by investing activities increased to a source of $3.9 million in the 2010 period from a source of $2.7 million in the 2009 period. The change was primarily a result of an increase in distributions of capital from unconsolidated joint ventures of $4.2 million in the 2010 period compared to $0.1 million in the 2009 period, offset by a decrease of $2.1 million in proceeds from the sale of Company assets in the 2009 period.

Net cash provided by (used in) financing activities increased to a use of $(74.3) million in the 2010 period from a source of $35.0 million in the 2009 period, primarily as a result of the decrease in net proceeds received from the issuance of the Term Loan of $193.9 million in the 2009 period with no comparable amount in the 2010 period and the decrease in net proceeds from borrowings on notes payable of $113.5 million in the 2009 period with no comparable amount in the 2010 period, offset by a decrease in the net cash paid for the redemption of Senior Notes of $31.3 million in the 2010 period, compared to $77.0 million in the 2009 period and a decrease in the net cash paid for principal payments on notes payable of $52.8 million in the 2010 period, compared to $187.7 million in the 2009 period.

Cash Flows — Comparison of Years Ended December 31, 2009 and 2008

Net cash provided by operating activities decreased to $12.9 million in the 2009 period from $80.4 million in the 2008 period. The decrease was primarily a result of (i) a decrease in impairment loss on real estate assets of $90.0 million to $45.3 million in the 2009 period compared to $135.3 million in the 2008 period, (ii) gain on retirement of debt of $78.1 million in the 2009 period compared to $54.0 million in the 2008 period, (iii) income tax benefit of $101.9 million in the 2009 period compared to income tax benefit of $41.6 million in the 2008 period, and (iv) net loss of $21.0 million in the 2009 period compared to $122.1 million in the 2008 period. The increase in the income tax benefit was the result of the legislation enacted in November 2009 which allows net operating losses realized in either tax year 2008 or 2009 to be carried back up to five years. As a result of the new legislation the Company recorded a federal income tax benefit of $101.9 million for the year ended December 31, 2009, which the Company received in the first quarter of 2010.

The decrease in impairment loss on real estate assets is described in “Results of Operations” above. The gain on retirement of debt is attributable to the Senior Note redemption transactions that occurred during 2009. The details of the transactions are more fully detailed above. The difference between the benefit from income taxes in the 2009 period and the benefit for income taxes in the 2008 period is described in detail in Note 10 to “Notes to Consolidated Financial Statements.”

Net cash provided by (used in) investing activities increased to a source of $2.7 million in the 2009 period from a use of $3.3 million in the 2008 period. The change was primarily a result of the (i) proceeds from the sale of the Company aircraft of $2.1 million in the 2009 period, as more fully described in Note 11 to the “Notes to Consolidated Financial Statements” and (ii) a decrease in investments in, and advances to, unconsolidated joint ventures of $0.2 million in the 2009 period compared to $3.0 million in the 2008 period.

Net cash provided by (used in) financing activities increased to a source of $35.0 million in the 2009 period from a use of $83.3 million in the 2008 period, primarily as a result of the net proceeds received from the issuance of the Term Loan of $193.9 million in the 2009 period with no comparable amount in the 2008 period, offset by an increase in the net cash paid for the redemption of Senior Notes of $77.0 million in the 2009 period, compared to $16.7 million in the 2008 period.

Off-Balance Sheet Arrangements

The Company enters into certain off-balance sheet arrangements including joint venture financing, option agreements, land banking arrangements and variable interests in consolidated and unconsolidated entities. These arrangements are more fully described above and in Notes 2, 6 and 11 of “Notes to Consolidated Financial Statements.”

Contractual Obligations

The Company’s contractual obligations consisted of the following at December 31, 2010 (in thousands):

		Payments due by period (5)
	Total (1)	Less than 1 year (2011)	1-3 years (2012-2013)	3-5 years (2014-2015)
Other notes payable	$33,487	$24,505	$6,220	$2,763
Term Loan	315,015	28,840	57,680	228,495
Senior Notes(2)	345,756	25,899	241,260	78,597
Operating leases	5,184	2,362	2,397	424
Purchase obligations
Land purchases and option commitments(3)	106,684	31,188	65,016	10,480
Surety Bonds	90,662	70,656	19,960	45
Project commitments(4)	154,037	124,090	29,947	—

Total	$1,050,824	$307,540	$422,480	$320,804

(1)

The summary of contractual obligations above includes interest on all interest-bearing obligations. Interest on all fixed rate interest-bearing obligations is based on the stated rate and is calculated to the stated maturity date. Interest on all variable rate interest bearing obligations is based on the rates effective as of December 31, 2010 and is calculated to the stated maturity date.

(2)	Includes 7 5/8% Senior Notes, 10 3/4% Senior Notes and 7 1/2% Senior Notes combined.

(3)

Represents the Company’s obligations in land purchases, lot option agreements and land banking arrangements. If the Company does not purchase the land under contract, it will forfeit its non-refundable deposit related to the land.

(4)	Represents the Company’s homebuilding project purchase commitments for developing and building homes in the ordinary course of business.

(5)	The Company has no contractual obligations beyond 2015.

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

Under FASB ASC Topic 360, the Company is required to make certain assumptions to estimate undiscounted future cash flows of a project, which include: (i) estimated sales prices, including sales incentives, (ii) anticipated sales absorption rates and sales volume, (iii) project costs incurred to date and the estimated future costs of the project based on the project budget, (iv) the carrying costs related to the time a project is actively selling until it closes the final unit in the project, and (v) alternative strategies including selling the land to a third party or temporarily suspending development on the project. Each project has different assumptions and is based on management’s assessment of the current market conditions that exist in each project location. Interest incurred allocated to each project is included in future cash flows at effective borrowing rates of 11% for the reporting periods ending March 31, June 30, September 30 and December 31, 2010, which would yield discount rates of 21% to 29% for the 2010 period. Interest incurred was allocated at effective borrowing rates of 9% for the reporting periods ending March 31, June 30 and September 30 and 11% for the quarter ending December 31, 2009, which would yield discount rates of 19% to 27% for the 2009 period. Interest allocated to each project for cash flows in 2011 and beyond is 11% based on the Company’s current capital structure.

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

The following table summarizes inventory impairment charges recorded during the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Inventory impairments related to:
Land under development and homes completed and under construction	$80,197	$31,916	$83,174
Land held for sale or sold	31,663	13,353	52,137

Total inventory impairments	$111,860	$45,269	$135,311

Number of projects impaired during the year	14	13	41

Number of projects assessed for impairment during the year	73	67	84

The impairment loss related to land under development and homes completed and under construction incurred during the year ended December 31, 2010, resulted from (i) in certain projects, a decrease in home sales prices related to increased incentives, (ii) in certain projects, increased future costs for outside broker expense and sales and marketing expense, (iii) in certain projects, the decision by the Company to cancel certain land option agreements to purchase lots in projects where sales were deteriorating and the underlying value of the land to be purchased was less than the purchase price using a residual land value approach, (iv) in certain projects, the needs to preserve the liquidity of the Company and, therefore, canceling certain land option agreements, and (v) in certain other projects, the renegotiations of the land purchase schedule for land under option, to delay the required purchases, to allow markets to recover, and reduce the amount of lots to be purchased over time. The extended time of the project increased carry costs that lead to the future undiscounted cash flows of the project being less than the current book value of the land.

The impairment loss related to land held for sale or sold incurred during the year ended December 31, 2010, resulted from the reduced value of the land in the project. The Company values land held for sale using (i) projected cash flows with the strategy of selling the land on a finished or unfinished basis, or building out the project, (ii) recent, legitimate offers received, (iii) prices for land in recent comparable sales transactions, and other factors. In addition, the Company may use appraisals to best determine the as-is value.

These charges were included in impairment loss on real estate assets in the accompanying consolidated statements of operations (See Note 3 of “Notes to Consolidated Financial Statement” for a detail of impairment by segment). The impairment charges recorded during the periods noted above stemmed from lower home prices which were driven by increased incentives and discounts resulting from weakened demand experienced during 2007 through 2010. The Company may incur further impairment on real estate inventories in the future, if the homebuilding industry continues to experience the deteriorating market conditions identified above. In addition, the Company may incur impairments in the future if it is unable to hold its temporarily suspended projects until market conditions improve.

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

The Company’s critical accounting policies are more fully described in Note 1 of “Notes to Consolidated Financial Statements.”

Related Party Transactions

See Item 13 and Note 10 of “Notes to Consolidated Financial Statements” for a description of the Company’s transactions with related parties.

Recently Issued Accounting Standards

See Note 1 of “Notes to Consolidated Financial Statements” for a description of the recently issued accounting standards.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk for changes in interest rates relates to the Company’s floating rate debt with a total outstanding balance at December 31, 2010 of $13.9 million where the interest rate is variable based upon certain bank reference or prime rates. The average prime rate during the year ended December 31, 2010 was 3.25%. If variable interest rates were to increase by 10%, there would be no impact on the Company’s consolidated financial statements because the outstanding debt has an interest rate floor of 6.5%.

The Company does not utilize swaps, forward or option contracts on interest rates, foreign currencies or commodities, or other types of derivative financial instruments as of or during the year ended December 31, 2010. The Company does not enter into or hold derivatives for trading or speculative purposes.

Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements of William Lyon Homes and the reports of the independent registered public accounting firms, listed under Item 15, are submitted as a separate section of this report beginning on page 79 and are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. An evaluation was performed under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance levels as of the end of the period covered by the Annual Report on Form 10-K for the period ending December 31, 2010. Although the Company’s disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives, there can be no assurance that such disclosure controls and procedures will always achieve their stated goals under all circumstances.

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

Management’s Annual Report on Internal Control over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting and has designed internal controls and procedures to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements and related notes in accordance with generally accepted accounting principles. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment, our management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2010.

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

This annual report does not include an audit report of the Company’s registered public accounting firm regarding internal control over financial reporting. The Company’s internal controls were not subject to attestation by the Company’s registered public accounting firm pursuant to The Dodd-Frank Wall Street Reform and Consumer Protection Act which was signed into law on July 21, 2010.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information Regarding the Directors of William Lyon Homes

The following table lists the Directors of the Company and provides their respective ages and current positions with the Company as of March 31, 2011. Each director holds office until the Company’s next Annual Meeting and until his successor is duly elected and qualified. Except as described below, there are no family relationships between any director or executive officer and any other director or executive officer of William Lyon Homes. Biographical information for each Director is provided below.

Name	Age	Position
General William Lyon	88	Chairman of the Board of Directors and Chief Executive Officer
William H. Lyon	37	Director, President and Chief Operating Officer
Douglas K. Ammerman (a, b, c)	59	Director
Harold H. Greene (a, b, c)	72	Director
Gary H. Hunt (a, b, c)	62	Director
Alex Meruelo (a, b, c)	48	Director

(a)	Member of the Audit Committee

(b)	Member of the Compensation Committee

(c)	Member of the Nominating and Corporate Governance Committee

Composition and Qualifications

The Board of Directors seeks to ensure that the Board of Directors is composed of members whose particular experience, qualifications, attributes and skills, when taken together, will allow the Board of Directors to satisfy its oversight responsibilities effectively. New Directors are approved by the Board of Directors after recommendation by the Nominating and Corporate Governance Committee (the “Nominating and Corporate Governance Committee”). In the case of a vacancy on the Board of Directors, the Board of Directors approves a Director to fill the vacancy following the recommendation of a candidate by the Chairman of the Board. In identifying candidates for Director, the Nominating and Corporate Governance Committee and the Board of Directors take into account (1) the comments and recommendations of board members regarding the qualifications and effectiveness of the existing Board or Directors or additional qualifications that may be required when selecting new board members that may be made in connection with annual assessments prepared by each Director of the effectiveness of the Board of Directors and of each committee of the Board of Directors on which he serves, (2) the requisite expertise and sufficiently diverse backgrounds of the Board of Directors’ overall membership composition, (3) the independence of outside Directors and other possible conflicts of interest of existing and potential members of the Board of Directors and (4) all other factors it considers appropriate. The Board seeks to ensure that the Board is composed of members whose particular background, expertise, qualifications, attributes and skills, when taken together, allow the Board to satisfy its oversight responsibilities effectively.

When considering whether directors and nominees have the experience, qualifications, attributes and skills, taken as a whole, to enable the Board of Directors to satisfy its oversight responsibilities effectively in light of the Company’s business and structure, the Nominating and Corporate Governance Committee and the Board of Directors focused primarily on the information discussed in each of the Directors’ individual biographies set forth below. In particular, with regard to General Lyon, our Chief Executive Officer and Chairman of the Board, the Board of Directors considered his more than 57 years of experience in the homebuilding industry. With regard to Mr. Lyon, our Chief Operating Officer, the Board of Directors considered his strong background, extensive experience, and training in the industry from land acquisition to project management and operations. With regard to Mr. Ammerman, the Board of Directors considered his significant experience, expertise and background with regard to accounting, finance, and tax matters, including the broad perspective brought by his experience in consulting to clients in many diverse industries. With regard to Mr. Greene, the Board of Directors considered his many years of experience in finance and banking matters in the real estate field, which are very valuable to the Company as it continues to evaluate its debt profile and capital structure and various financing and refinancing alternatives. With regard to Mr. Hunt, the Board of Directors considered his significant experience, expertise and background with regard to urban planning, construction and other real estate matters, which includes specialization in homebuilding and land development companies. With regard to Mr. Meruelo, the Board of Directors considered his significant experience, expertise and background in residential and commercial real estate development.

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

GARY H. HUNT joined the board of directors on October 17, 2005. He has more than three decades of experience in government, business, major land use planning and development, as well as governmental and political affairs. Since 2001, Mr. Hunt has been the Managing Partner of California Strategies, LLC, a strategic consulting firm, in Newport Beach, California with eight offices throughout California. He was also formerly the Executive Vice President and a member of the Board of Directors and the Executive Committee of The Irvine Company, a real estate developer, for which Mr. Hunt worked for 24 years. Mr. Hunt’s career also includes staff and appointed positions with the California State Legislature, U.S. House of Representatives, California Governor Ronald Reagan, and President George W. Bush. He currently serves as Chairman of the California Bay Delta Authority. He also currently serves as a director of Glenair Inc., a manufacturer of electrical connector accessories as Chairman of the Board of Advisors of Kennecott Land Company, a real estate land developer in Utah and CT Realty Investors, a real estate investment Company. He also served as lead independent director and interim CEO of Grubb & Ellis.

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

Information Regarding Executive Officers of William Lyon Homes

The executive officers of the Company are chosen annually by the Board of Directors and each holds office until his or her successor is chosen and qualified or until his or her death, resignation or removal. There are no family relationships between any director or executive officer and any other director or executive officer of the Company, except for William Lyon and William H. Lyon, who are father and son. The following table lists the Company’s executive officers and provides their respective ages as of March 31, 2011 and their current positions.

Name	Age	Position
General William Lyon	88	Chairman of the Board of Directors and Chief Executive Officer
William H. Lyon	37	President and Chief Operating Officer
Matthew R. Zaist	36	Executive Vice President
Mary J. Connelly	59	Senior Vice President and Nevada Division President
W. Thomas Hickcox	58	Senior Vice President and Arizona Division President
Richard S. Robinson	64	Senior Vice President — Finance
Colin T. Severn	40	Vice President, Chief Financial Officer and Corporate Secretary
Brian W. Doyle	47	Vice President and Southern California Division President
Gary L.Galindo	47	Vice President and Northern California Division President
Cynthia E. Hardgrave	63	Vice President — Tax and Internal Audit
Maureen L. Singer	47	Vice President — Human Resources

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

COLIN T. SEVERN, Vice President, Chief Financial Officer and Corporate Secretary joined the Company in December 2003, and served in the role of Financial Controller until April 3, 2009. Since April 3, 2009, Mr. Severn served as Vice President, Corporate Controller and Corporate Secretary until his promotion to Chief Financial Officer by approval of the board of directors of the Company on August 11, 2009. Mr. Severn oversees the Company’s accounting and finance, treasury, and investor relations functions. Mr. Severn is a member of the Company’s Land Committee. Mr. Severn is a CPA (inactive) and has more than 15 years of experience in real estate accounting and finance, including positions with an international accounting firm, and other real estate and homebuilding companies. Mr. Severn holds a B.A in Business Administration with concentrations in Accounting and Finance from California State University, Fullerton.

BRIAN W. DOYLE, Vice President and California Region President, joined the Company in 1999 when it acquired substantially all of the assets of the former William Lyon Homes, where Mr. Doyle had served as Director of Sales and Marketing for the Southern California Division after his hire in November 1997. In January 2006, Mr. Doyle became Vice President and Division Manager for the San Diego Division. In January 2008, Mr. Doyle became Division President for the San Diego/Inland Division. In February 2009, Mr. Doyle became the Southern California Division President and in 2010, was promoted to California Region President. Mr. Doyle has more than 23 years experience in the real estate development and homebuilding industry.

GARY L. GALINDO, Vice President and Northern California Division President, joined the Company in 2003 as Director of Land Acquisition for the Northern California Division. In January 2006, Mr. Galindo became Vice President and Division Manager for the Sacramento Division. In January 2008, Mr. Galindo became the Northern California Division President. Mr. Galindo has more than 11 years experience in the real estate development and homebuilding industry.

CYNTHIA E. HARDGRAVE, Vice President — Tax and Internal Audit, joined the Company in 1999 when it acquired substantially all of the assets of the former William Lyon Homes, where Ms. Hardgrave had served in various tax management positions since her hire in July 1989. Ms. Hardgrave is a CPA and has more than 25 years experience in real estate tax and audit.

MAUREEN L. SINGER, Vice President — Human Resources, joined the Company in 2003 as Director of Human Resources, and was promoted to Vice President in 2007. Ms. Singer is responsible for all aspects of Human Resources including employee relations, compensation, benefits, compliance, and staffing. Prior to joining the Company, she worked for Automatic Data Processing for over 16 years. Ms. Singer has more than 20 years of experience and holds a B.A. in Business Administration from California State University, Fullerton.

Section 16(a) Beneficial Ownership Reporting Compliance

During 2010, the Company had no class of equity securities registered under Section 12 of the Securities Exchange Act of 1934. Accordingly, no reports were required to be filed during or with respect to the year ended December 31, 2010 on Form 3, Form 4 and Form 5 by the Company’s directors, officers and 10% stockholders.

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

Bonuses

Near the beginning of each year, the Compensation Committee sets objective performance criteria for the bonuses of named executive officers for that year. The Company believes that the uniformity of the objective performance criteria over the past several years has helped to reward productivity and loyalty by stabilizing the goalposts for bonuses over changing economic times.

The objective performance criteria which the Compensation Committee has selected correlate each named executive officer’s bonus directly to a percentage of each named executive’s salary and subjective job performance level. The awards are based on the recommendation of the Chief Executive Officer and Chief Operating Officer. The Company believes that the bonus plan for its named executive officers is comparable to the bonus plans at other major homebuilders.

A named executive officer’s right to receive a bonus is conditioned on his being actively employed by the Company on the date of payment, except in the case of retirement, death or disability. Bonuses for a particular year will be paid out over two years, with 75% paid following the determination of the bonus, and 25% paid one year later, conditioned on continued employment to the date of payment, except in the case of retirement, death or disability. These provisions help insure the loyalty and continued service of the Company’s named executive officers.

The Compensation Committee retains the discretion to increase the bonus of a named executive officer in the event of an extraordinary performance, or decrease it in the case of a substandard performance, and may make this determination on the basis of objective or subjective criteria, including, but not limited to, the pay levels of executives at other major homebuilders on the overall performance of the Company against its goals. In practice, the Compensation Committee has seldom exercised this discretion in recent years.

In 2008, the Compensation Committee established a bonus plan at the recommendation of the CEO and COO to help retain key employees during challenging economic times and taking into account the likelihood the Company would not be profitable. The final year that bonuses correlated to the performance of the Company was 2008. The plan established a maximum bonus for the CEO and COO equal to the greater of 50% of salary or 3% of pre-tax, pre-bonus income, with a target bonus of 50% of salary. The plan established a maximum bonus for the EVP - CAO and the EVP - Business Development Operations equal to the greater of 50% of salary or 1% of pre-tax, pre-bonus income, with a target bonus of 50% of salary. The plan established a maximum bonus for the SVP - CFO equal to the greater of 50% of salary or ½% of pre-tax, pre-bonus income, with a target bonus of 50% of salary.

In 2009, the Compensation Committee did not establish a bonus plan at the beginning of the year, due to the state of the economy and the industry. Management believed it was in the best interests of the Company to wait until the end of 2009 to determine bonus awards based on the Company’s operating results and cash position, as well as individual employee performance. The Compensation Committee approved bonuses to employees and named executive officers on a subjective basis based on the recommendations of the CEO and COO.

In 2010, the Compensation Committee established a bonus plan at the recommendation of the CEO and COO to improve the likelihood of employee retention. The plan established a maximum bonus for the CEO and COO equal to the greater of 50% of salary or 3% of pre-tax, pre-bonus income, with a target bonus of 0% of salary. The plan established a maximum bonus for the EVP equal to 300% of salary, with a target bonus of 100% of salary, and for the VP - CFO, a maximum bonus equal to 250% of salary, with a target bonus of 85% of salary, and for the regional and divisional presidents a maximum bonus equal to 300% of salary, with a target bonus of 150% of salary. The intent of this plan was to allow annual adjustment of the target bonus within the parameters established by the plan based on the expected performance of the Company, changes in the homebuilding market and trends in industry compensation.

Also in 2010, the Compensation Committee approved a project completion bonus program, as discussed below, which replaced the Company’s policy of awarding bonuses based on divisional or Company-wide pre-tax, pre-bonus income, and awards bonuses based on the net profit of a project, from inception to the close out of the final unit. The CEO and COO are the only executive officers whose bonus is directly tied to the performance of the Company.

Project Completion Bonus Plan

Effective May 4, 2010, the Company adopted its Project Completion Bonus Plan (the “Plan”). Under the Plan, with respect to any project, subject to the terms of the Plan and subject to the participant remaining in continuous service with the Company throughout the applicable project, a participant will be entitled to receive a bonus (in addition to any other bonus which such participant may receive) equal to the applicable percentage of the net profits (as defined in the Plan) from the applicable project, generally as follows:

PARTICIPANT	APPLICABLE PERCENTAGE	APPLICABLE PROJECTS
Executive Vice President	0.875%	All Projects
Chief Financial Officer	0.5%	All Projects
Senior Vice President of Finance	0.5%	All Projects
Division President	1.25%	Projects in President’s division
Division President	0.25%	Projects in all other divisions
Senior Vice President of Operations	0.75%	Projects in Senior Vice President’s division
Senior Vice President of Operations	0.125%	Projects in all other divisions

The purpose of the Plan is to align the interests of key executives with the interests of the Company’s shareholders. The Company believes this can be accomplished by encouraging key executives of the Company to remain in the service of the Company while working diligently to complete the Company’s projects through the sale, to unrelated parties in the ordinary course of business, of all of the parcels of real property in such projects. Accordingly, under this Plan, each participant who remains in the service of the Company through the completion of certain projects, and who meets the requirements for payment, will receive a bonus measured by the net profits of the projects.

Provided that a participant remains in the continuous service of the Company from the date of the commencement of an applicable project through the date of the completion of the applicable project and thereafter until the date of payment, the participant shall receive a bonus equal to the applicable percentage of the net profits from the project. If the participant is not in continuous service from the commencement of the applicable project through the date of the completion of the applicable project, and until the date on which the bonus with respect to such applicable project is paid, the participant’s entitlement to receive the bonus shall be forfeited.

Summary Compensation Table

The following table summarizes the annual and long-term compensation during 2010, 2009 and 2008 of the Company’s Principal Executive Officer, Principal Financial Officer and the three additional most highly compensated executive officers whose annual salaries and bonuses exceeded $100,000 in total during the fiscal year ended December 31, 2010 (collectively, the “Named Executive Officers”).

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)(6)		Stock Awards ($)		Option Awards ($)		Non-Equity Incentive Plan Compensation ($)(1)(2)(3)		Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)		All Other Compensation ($)(3)		Total ($)
General William Lyon Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	2010 2009 2008	1,000,000 1,000,000 1,000,000	$	— — —	$	— — —	$	— — —	$	— — —	$	— — —	$	— — —	1,000,000 1,000,000 1,000,000

Colin T. Severn (4) Vice President, Chief Financial Officer and Corporate Secretary (Principal Financial Officer)	2010 2009 2008	200,000 156,923 103,192		140,830 137,896 26,250		— — —		— — —		— — —		— — —		6,900 4,800 6,900	347,730 299,629 134,242

William H. Lyon (5) Director, President and Chief Operating Officer	2010 2009 2008	500,000 341,923 350,000		— — —		— — —		— — —		— — —		— — —		— — —	500,000 341,923 350,000

Matthew R. Zaist (4) Executive Vice President	2010 2009 2008	225,000 139,432 119,346		192,078 168,600 30,125		— — —		— — —		— — —		— — —		6,900 4,800 6,900	423,978 312,832 156,371

Brian W. Doyle (4) Vice President and Southern California Region President	2010 2009 2008	225,000 197,115 184,230		217,602 137,896 92,500		— — —		— — —		— — —		— — —		6,900 4,800 6,900	449,502 339,811 283,630

(1)	Includes amounts which the executive would have been entitled to be paid, but which, at the election of the executive, were deferred by payment into the Company’s 401(k) plan.

(2)

In 2008, the Compensation Committee established a bonus plan at the recommendation of the CEO and COO to help retain key employees during challenging economic times and taking into account the likelihood the Company would not be profitable. The final year that bonuses correlated to the performance of the Company was 2008. The plan established a maximum bonus for the CEO and COO equal to the greater of 50% of salary or 3% of pre-tax, pre-bonus income, with a target bonus of 50% of salary. The plan established a maximum bonus for the EVP - CAO and the EVP - Business Development Operations equal to the greater of 50% of salary or 1% of pre-tax, pre-bonus income, with a target bonus of 50% of salary. The plan established a maximum bonus for the SVP - CFO equal to the greater of 50% of salary or ½% of pre-tax, pre-bonus income, with a target bonus of 50% of salary.

In 2009, the Compensation Committee did not establish a bonus plan at the beginning of the year, due to the state of the economy and the industry. Management believed it was in the best interests of the Company to wait until the end of 2009 to determine bonus awards based on the Company’s operating results and cash position, as well as individual employee performance. The Compensation Committee approved bonuses to employees and named executive officers on a subjective basis based on the recommendations of the CEO and COO.

In 2010, the Compensation Committee established a bonus plan at the recommendation of the CEO and COO to improve the likelihood of employee retention. The plan established a maximum bonus for the CEO and COO equal to the greater of 50% of salary or 3% of pre-tax, pre-bonus income, with a target bonus of 0% of salary. The plan established a maximum bonus for the EVP equal to 300% of salary, with a target bonus of 100% of salary, and for the VP - CFO, a maximum bonus equal to 250% of salary, with a target bonus of 85% of salary, and for the regional and divisional presidents a maximum bonus equal to 300% of salary, with a target bonus of 150% of salary. The intent of this plan was to allow annual adjustment of the target bonus within the parameters established by the plan based on the expected performance of the Company, changes in the homebuilding market and trends in industry compensation.

Also in 2010, the Compensation Committee approved a project completion bonus program, as discussed below, which replaced the Company’s policy of awarding bonuses based on divisional or Company-wide pre-tax, pre-bonus income, and awards bonuses based on the net profit of a project, from inception to the close out of the final unit. The CEO and COO are the only executive officers whose bonus is directly tied to the performance of the Company.

(3)

Represents matching contributions made by the Company into each executive’s 401(k) plan account in an amount equal to 6% of each executive’s eligible earnings, up to the maximum permitted. Does not include perquisites or other personal benefits provided to the executive, since the aggregate incremental cost to the Company of such perquisites or other personal benefits provided to the executive is less than $10,000.

(4)	2009 salary blended due to promotion during the year.

(5)

Effective on March 1, 2007, Mr. Lyon was appointed as Executive Vice President and Chief Administrative Officer. Effective on March 18, 2009, Mr. Lyon was appointed as President and Chief Operating Officer of the Company. In 2009, William H. Lyon received a base salary of $350,000 until December 2009, when it was increased to $500,000 upon approval by the Board of Directors.

(6)	Includes Project Completion Bonus earned and paid in 2010, as discussed elsewhere herein.

Grants of Plan-Based Awards

Options/SAR Grants in Fiscal Year Ended December 31, 2010

No options were granted during 2010 to any director or Named Executive Officer. No options are outstanding as of December 31, 2010.

Option Exercises and Stock Vested Table

No exercises of stock options and no vesting of stock occurred during the fiscal year ended December 31, 2010 by any of the Named Executive Officers. No options are outstanding as of December 31, 2010.

Employment Contracts, Termination of Employment and Change-in-Control Arrangements

Employees, including executive officers, enter into annual employment agreements which provide that their employment is at-will. The employment agreements with each of General William Lyon, Colin T. Severn, William H. Lyon, Matthew R. Zaist and Brian R. Doyle provide for an annual salary as of December 31, 2010 of $1,000,000, $200,000, $500,000, $225,000 and $225,000 respectively. Each employment agreement also provides for a monthly automobile allowance of $400, except for General William Lyon and William H. Lyon. The employment agreements do not provide for any severance or other payments on termination of employment, or in connection with a change in control of the Company.

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

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based on that review and discussion, has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Compensation Committee

Gary H. Hunt, Chairman

Douglas K. Ammerman

Harold H. Greene

Alex Meruelo

Director Compensation

In 2010, outside directors received an annual fee of $60,000 per year, payable $15,000 per calendar quarter, and $2,500 or each board meeting attended in person and $1,500 for each meeting attended via teleconference. In addition, the chairperson of the Audit Committee of the Board of Directors received a fee of $10,000 per year, payable $2,500 per calendar quarter, to serve in such capacity, the chairperson of each other committee of the Board of Directors received a fee of $7,500 per year, payable $1,875 per calendar quarter, to serve in such capacity, and other committee members received a fee of $2,000 per year, payable $500 per calendar quarter, per committee for service on committees of the Board of Directors.

In 2011, outside directors will receive an annual fee of $60,000 per year, payable $15,000 per calendar quarter, and $2,500 for each board meeting attended in person and $1,500 for each meeting attended via teleconference. In addition, the chairperson of the Audit Committee of the Board of Directors receives a fee of $10,000 per year, payable $2,500 per calendar quarter, to serve in such capacity, the chairperson of each other committee of the Board of Directors receives a fee of $7,500 per year, payable $1,875 per calendar quarter, to serve in such capacity, and other committee members receive a fee of $2,000 per year, payable $500 per calendar quarter, per committee for service on committees of the Board of Directors.

The following table sets forth information concerning the compensation of the directors during the fiscal year ended December 31, 2010.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Douglas K. Ammerman	$81,250	—	—	—	—	—	$81,250
Harold H. Greene	89,250	—	—	—	—	—	89,250
Gary H. Hunt	85,250	—	—	—	—	—	85,250
Alex Meruelo	84,500	—	—	—	—	—	84,500

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

The following table sets forth certain information as to the number of shares of Common Stock beneficially owned as of March 31, 2011. The following table includes information for (a) each person or group that is known to the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (b) each of the directors and nominees of the Company, (c) each Named Executive Officer named in the Summary Compensation Table, and (d) all directors and executive officers of the Company as a group.

	As of March 31, 2011
	Shares Beneficially Owned	Percentage of All Common Stock
General William Lyon(1)	946	94.6%
The William Harwell Lyon Separate Property Trust(2)	54	5.4%
William H. Lyon(1)	0(3)	0.00%
Douglas K. Ammerman(1)	0	0.00%
Harold H. Greene(1)	0	0.00%
Gary H. Hunt(1)	0	0.00%
Alex Meruelo(1)	0	0.00%
Richard S. Robinson(1)	0	0.00%
Colin T. Severn(1)	0	0.00%
Brian W. Doyle	0	0.00%
All directors and executive officers as a group (14 persons)	946(3)	94.6%

(1)	Individual is at the following mailing address: c/o William Lyon Homes, 4490 Von Karman Avenue, Newport Beach, CA 92660.

(2)	Stockholder is at the following mailing address: c/o Richard M. Sherman, Jr., Esq., Irell & Manella LLP, 840 Newport Center Drive, Suite 400, Newport Beach, CA 92660.

(3)

Does not include 54 shares of common stock held by The William Harwell Lyon Separate Property Trust, of which William H. Lyon is the sole beneficiary. William H. Lyon does not have or share, directly or indirectly, the power to vote or to direct the vote of these shares, and thus, William H. Lyon disclaims beneficial ownership of these shares.

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

As of December 31, 2010, the Company had no securities authorized for issuance under compensation plans.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Sale of Real Estate Project to Affiliate of General William Lyon and William H. Lyon.

In October 2008, the Company was contracted by and for Frank T. Suryan, Jr. (see Note 10 of “Notes to Consolidated Financial Statements” for further description of the relationship between General William Lyon, William H. Lyon and Frank T. Suryan) to build apartment units for a contract price of $13.5 million, which includes the Company’s contractor fee of $0.5 million. As described in Note 1 – Construction Services of “Notes to Consolidated Financial Statements”, the Company accounts for this transaction based on the percentage of completion method, and recorded construction services revenue of $12.6 million and $0.2 million and construction services costs of $11.6 million and $0.2 million during the years ended December 31, 2009 and 2008, respectively. No construction service revenue or costs relating to this transaction were recorded for the year ended December 31, 2010.

Agreements with Entities Controlled by General William Lyon and William H. Lyon.

For the years ended December 31, 2010, 2009 and 2008, the Company incurred reimbursable on-site labor costs of $217,000, $197,000 and $176,000, respectively, for providing customer service to real estate projects developed by entities controlled by General William Lyon and William H. Lyon, of which $38,000 and $58,000 was due to the Company at December 31, 2010 and 2009, respectively. The Company earned fees of $24,000, $36,000 and $64,000, respectively, for tax and accounting services performed for entities controlled by General William Lyon and William H. Lyon during the years ended December 31, 2010, 2009 and 2008.

The Company earned fees of $426,000 and $123,000 during the years ended December 31, 2010 and 2009, respectively, related to a Human Resources and Payroll Services contract between the Company and an entity controlled by General William Lyon and William H. Lyon. Effective April 1, 2011, the Company and this entity amended the Human Resources and Payroll Services contract to provide that the affiliate will now pay to the Company a base monthly fee of $21,335 and a variable monthly fee equal to $23 multiplied by the number of active employees employed by such entity (which will initially result in a variable monthly fee of approximately $8,000). The amended contract also provides that the Company will be reimbursed by such affiliate for a pro rata share of any bonuses paid to the Company’s Human Resources staff (other than any bonus paid to the Vice President of Human Resources). The Company believes that the compensation being paid to it for the services provided to the affiliate is at a market rate of compensation, and that as a result of the fees that are paid to the Company under this contract, the overall cost to the Company of its Human Resources department will be reduced.

Rent Paid to a Trust of which William H. Lyon is the Sole Beneficiary.

In each of the three years ended December 31, 2010, 2009 and 2008, the Company incurred charges of $0.8 million related to rent on the Company’s corporate office, from a trust of which William H. Lyon is the sole beneficiary.

Charges Incurred Related to the Charter, Use and Sale of Aircraft.

Effective September 1, 2004, the Company entered into an aircraft consulting and management agreement with an affiliate (the “Affiliate”) of General William Lyon to operate and manage the Company’s aircraft. The terms of the agreement provide that the Affiliate shall consult and render its advice and management services to the Company with respect to all functions necessary to the operation, maintenance and administration of the aircraft. The Company’s business plan for the aircraft includes (i) use by Company executives for traveling on Company business to the Company’s divisional offices and other destinations, (ii) charter service to outside third parties and (iii) charter service to General William Lyon personally. Charter services for outside third parties are contracted for at market rates. As compensation to the Affiliate for its management and consulting services under the agreement, the Company pays the Affiliate a fee equal to (i) the amount equal to 107% of compensation paid by the Affiliate for the pilots supplied pursuant to the agreement, (ii) $50 per operating hour for the aircraft and (iii) $9,000 per month for hangar rent. In addition, all maintenance work, inspections and repairs performed by the Affiliate on the aircraft are charged to the Company at the Affiliate’s published rates for maintenance, inspection and repairs in effect at the time such work is completed. The total expenses incurred by the Company and paid to the Affiliate under the agreement amounted to $0.8 million and $1.6 million during the years ended December 31, 2009 and 2008, with no related fees earned during the year ended December 31, 2010.

Effective July 1, 2006, General William Lyon entered into a time sharing agreement (“the Agreement”) with the Company pertaining to his personal use of the aircraft. The agreement calls for General William Lyon to reimburse the company for all costs incurred by the Company during his personal flights plus a surcharge on fuel consumption of two times the cost. Pursuant to the Agreement, the Company had earned revenue of $53,000 and $368,000 for charter services provided to General William Lyon personally, for the years ended December 31, 2009 and 2008, respectively.

On September 3, 2009, Presley CMR, Inc., a California corporation (“Presley CMR”) and wholly owned subsidiary of California Lyon, entered into an Aircraft Purchase and Sale Agreement (“PSA”) with an affiliate of General William Lyon to sell the aircraft described above. The PSA provides for an aggregate purchase price for the Aircraft of $8.3 million (which value was the appraised fair market value of the Aircraft), which consists of: (i) cash in the amount of $2.1 million which was paid at closing and (ii) a promissory note from the affiliate in the amount of $6.2 million, which is included in receivables in the accompanying consolidated balance sheet. The closing of this sale occurred on September 9, 2009. The Company recorded a loss on the sale of the Aircraft totaling $3.0 million, which is included in other loss in the accompanying statement of operations for the year ending December 31, 2009.

Acquisition of Real Estate Projects from Entities Controlled by General William Lyon and/or William H. Lyon.

On October 26, 2000, the Company’s Board of Directors (with Messrs. William Lyon and William H. Lyon abstaining) approved the purchase of 579 lots for a total purchase price of $12.6 million from an entity controlled by William Lyon and William H. Lyon. In addition to the purchase price, one-half of the net profits in excess of six percent from the development are to be paid to the seller. As of December 31, 2004, all lots were purchased under this agreement. During the year ended December 31, 2007, $8.3 million was paid to the seller and a total cumulative amount of $14.0 million has been paid to the seller as of December 31, 2010.

Certain Family Relationships.

William H. Lyon, one of the Company’s directors and the President and Chief Operating Officer of the Company, is the son of General William Lyon. General William Lyon is the Company’s Chairman of the Board of Directors and the Chief Executive Officer. Mr. Lyon’s compensation is disclosed in the Summary Compensation Table above.

Terry A. Connelly, who is Senior Vice President and Director of Operations of the Company’s Nevada Division, is married to Mary J. Connelly, President of the Nevada Division. In 2010, Mr. Connelly received a base salary of $160,000 and a monthly car allowance of $400 from the Company. Mr. Connelly earned a bonus of $ 93,333 in 2010.

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

The fees for professional services provided by Windes & McClaughry in fiscal year 2010 and both Ernst & Young and Windes & McClaughry in fiscal year 2009 were:

Type of Fees	2010	2009
Audit Fees	$298,000	$494,000
Tax Fees	25,000	25,000

Total Fees	$323,000	$519,000

In the above table, in accordance with the definitions of the SEC, “Audit Fees” include fees for the audit of the Company’s consolidated financial statements included in its Annual Report on Form 10-K, review of the unaudited financial statements included in its quarterly reports on Form 10-Q, comfort letters, consents, assistance with documents filed with the SEC, and accounting and reporting consultation in connection with the audit and/or quarterly reviews. “Tax Fees” include fees for tax compliance and tax planning. “Audit-Related Fees” are fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and include fees for audits of separate financial statements of consolidated joint ventures.

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

The Audit Committee considered the compatibility of the provision of other services by its registered public accountants with the maintenance of their independence. The Audit Committee approved all audit and non-audit services provided by Windes & McClaughry in 2009 and 2010 and by Ernst & Young LLP in 2008 and 2009.

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

(3)  Listing of Exhibits:

Exhibit Number	Description

3.1(2)	Certificate of Incorporation of William Lyon Homes, a Delaware corporation.
3.2(1)	Certificate of Ownership and Merger.
3.3(13)	Certificate of Ownership and Merger.
3.4(13)	Certificate of Amendment of Certificate of Incorporation.
3.5(2)	Bylaws of William Lyon Homes, a Delaware corporation.
4.1(11)	Indenture dated as of March 17, 2003 among William Lyon Homes, Inc., the Guarantors (as defined therein), and U.S. Bank National Association, as Trustee (including form of notes and guarantees).
4.2(8)

Supplemental Indenture dated as of December 13, 2004 between Lyon East Garrison Company I, LLC, a California limited liability company, as Guarantor, and U.S. Bank National Association, as Trustee (supplementing the Indenture dated as of March 17, 2003 among William Lyon Homes, Inc., a California corporation, the Guarantors (as defined therein), and U.S. Bank National Association, as Trustee).

4.3(12)

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
4.5(8)

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

4.6(12)

Supplemental Indenture dated as of January 1, 2005 between The Ranch Golf Club, LLC, a California limited liability company, as Guarantor, and U.S. Bank National Association, as Trustee (supplementing the Indenture dated as of February 6, 2004 among William Lyon Homes, Inc., a California corporation, the Guarantors (as defined therein), and U.S. Bank National Association, as Trustee).

4.7(7)	Indenture dated as of November 22, 2004 among William Lyon Homes, Inc., the Guarantors (as defined therein), and U.S. Bank National Association, as Trustee (including form of notes and guarantees).
4.8(8)

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

4.9(12)

Supplemental Indenture dated as of January 1, 2005 between The Ranch Golf Club, LLC, a California limited liability company, as Guarantor, and U.S. Bank National Association, as Trustee (supplementing the Indenture dated as of November 22, 2004 among William Lyon Homes, Inc., a California corporation, the Guarantors (as defined therein), and U.S. Bank National Association, as Trustee).

10.1(6)

Revolving Line of Credit Loan Agreement, dated as of March 11, 2003, by and among Moffett Meadows Partners, LLC, a Delaware limited liability company, as borrower, and California Bank & Trust, a California banking corporation, and the other financial institutions named therein, as lenders.

10.2(6)	Joinder Agreement to Reimbursement and Indemnity Agreement, entered into as of March 25, 2003, by William Lyon Homes, a Delaware corporation.
10.3(15)

Senior Secured Term Loan Agreement dated as of October 20, 2009 by and between William Lyon Homes, Inc., (“Borrower”) and COLFIN WLH Funding, LLC, as Administrative Agent (“Admin Agent”), COLFIN WLH Funding, LLC, as Initial Lender and Lead Arranger (“COLFIN”).

10.4(9)	Form of Indemnity Agreement, between William Lyon Homes, a Delaware corporation, and the directors and officers of William Lyon Homes.
10.5(9)

Property Management Agreement between Corporate Enterprises, Inc., a California corporation (Owner) and William Lyon Homes, Inc., a California corporation (Manager) dated and effective November 5, 1999.

10.6(9)	Warranty Service Agreement between Corporate Enterprises, Inc., a California corporation and William Lyon Homes, Inc., a California corporation dated and effective November 5, 1999.
10.7(4)	Option Agreement and Escrow Instructions between William Lyon Homes, Inc., a California corporation and Lathrop Investment, L.P., a California limited partnership, dated as of October 24, 2000.
10.8(13)	Description of 2007 Cash Bonus Plan.
10.9(13)	2007 Senior Executive Bonus Plan.
10.10(10)	Standard Industrial/Commercial Single-Tenant Lease – Net between William Lyon Homes, Inc. and a trust of which William H. Lyon is the sole beneficiary.
10.11(5)	The Presley Companies Non-Qualified Retirement Plan for Outside Directors.
10.12(14)

Third Extension and Modification agreement dated May 19, 2008, by and between Circle G at the Church Farm North Joint Venture, LLC, an Arizona limited liability company, and California National Bank, a national banking association.

10.13(16)	Aircraft Purchase and Sale Agreement dated as of September 3, 2009 (“Effective Date”), by and between Presley CMR, Inc., and Martin Aviation, Inc., or its designee.
10.14(16)	Secured Promissory Note dated September 9, 2009 from Martin Aviation, Inc., a California corporation (“Maker”) payable to William Lyon Homes, Inc., a California corporation (“Holder”).
10.15(16)	Aircraft Mortgage and Security Agreement between Martin Aviation, Inc., a California corporation and William Lyon Homes, Inc., dated as of September 9, 2009.
10.16(17)	Project Completion Bonus Plan.
10.17(18)

First Amendment to Senior Secured Term Loan Agreement dated as of March 18, 2011 by and between William Lyon Homes, Inc., (“Borrower”) and COLFIN WLH Funding, LLC, as Administrative Agent (“Admin Agent”), COLFIN WLH Funding, LLC, as Initial Lender and Lead Arranger (“COLFIN”).

12.1(19)	Statement of computation of ratio of earnings to fixed charges.
21.1(19)	List of Subsidiaries of William Lyon Homes, a Delaware corporation.
31.1(19)	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
31.2(19)	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
32.1(19)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
32.2(19)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Current Report on Form 8-K of William Lyon Homes, a Delaware corporation (the “Company”) filed January 5, 2000 and incorporated herein by this reference.
(2)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-4, and amendments thereto (SEC Registration No. 333-88569), and incorporated herein by this reference.
(3)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.

(4)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 and incorporated herein by this reference.
(5)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by this reference.
(6)	Previously filed as an exhibit to Amendment No. 3 to the Company’s Registration Statement on Form S-4 (File No. 333-114691) filed July 15, 2004 and incorporated herein by this reference.
(7)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed November 23, 2004 and incorporated herein by this reference.
(8)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (SEC Registration No. 333-121346) filed December 16, 2004 and incorporated herein by this reference.
(9)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by this reference.
(10)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by this reference.
(11)

Previously filed as an exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-4 (SEC Registration No. 333-121346) filed January 10, 2005 and incorporated herein by this reference.

(12)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed November 14, 2005 and incorporated herein by this reference.
(13)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.
(14)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on May 28, 2008 and incorporated herein by reference.
(15)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on October 22, 2009 and incorporated herein by reference.
(16)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on September 10, 2009 and incorporated herein by reference.
(17)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on September 20, 2010 and incorporated herein by reference.
(18)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on March 21, 2011 and incorporated herein by reference.
(19)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILLIAM LYON HOMES

May 13, 2011	By:	/s/ COLIN T. SEVERN
Colin T. Severn
Vice President, Chief Financial Officer and Corporate Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ WILLIAM LYON William Lyon	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	May 6, 2011

/S/ WILLIAM H. LYON William H. Lyon	Director, President and Chief Operating Officer	May 6, 2011

/S/ DOUGLAS K. AMMERMAN Douglas K. Ammerman	Director	May 6, 2011

/S/ HAROLD H. GREENE Harold H. Greene	Director	May 6, 2011

/S/ GARY H. HUNT Gary H. Hunt	Director	May 6, 2011

/S/ ALEX MERUELO Alex Meruelo	Director	May 6, 2011

/S/ COLIN T. SEVERN Colin T. Severn	Vice President, Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer)	May 6, 2011

REQUIRED SCHEDULES

Schedules are omitted as the required information is not present, is not present in sufficient amounts, or is included in the Consolidated Financial Statements or Notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

William Lyon Homes

We have audited the accompanying consolidated balance sheets of William Lyon Homes (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, equity and cash flows for each of the two years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of William Lyon Homes as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/S/    WINDES & MCCLAUGHRY

Irvine, California

May 13, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

William Lyon Homes

We have audited the accompanying consolidated statements of operations, equity and cash flows of William Lyon Homes for the year ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of the Company’s operations and its cash flows for the year ended December 31, 2008 in conformity with U.S. generally accepted accounting principles.

/S/    ERNST & YOUNG LLP

Irvine, California

March 25, 2009,

except for the effects

of the restatement to adopt ASC 810-10

(formerly SFAS No. 160),

as to which the date is

March 29, 2010

WILLIAM LYON HOMES

CONSOLIDATED BALANCE SHEETS

(in thousands except number of shares and par value per share)

	December 31,
	2010	2009
ASSETS
Cash and cash equivalents — Note 1	$71,286	$117,587
Restricted cash — Note 1	641	4,352
Receivables — Note 4	18,499	16,294
Income tax refunds receivable — Note 9	—	106,989
Real estate inventories — Notes 2 and 5
Owned	488,906	523,336
Not owned	55,270	55,270
Property and equipment, less accumulated depreciation of $4,816 and $8,195 at December 31, 2010 and 2009, respectively	1,230	1,673
Deferred loan costs	12,404	14,859
Other assets	768	19,739

	$649,004	$860,099

LIABILITIES AND EQUITY
Accounts payable	$6,904	$11,046
Accrued expenses	41,722	45,294
Liabilities from inventories not owned	55,270	55,270
Notes payable — Notes 6 and 7	30,541	64,227
Senior Secured Term Loan due October 20, 2014 — Notes 6 and 7	206,000	206,000
7 5/8% Senior Notes due December 15, 2012 — Notes 6 and 7	66,704	67,204
10 3/4% Senior Notes due April 1, 2013 — Notes 6 and 7	138,619	168,158
7 1/2% Senior Notes due February 15, 2014 — Notes 6 and 7	77,867	84,701

	623,627	701,900

Commitments and contingencies — Note 11

Equity:
Stockholders’ equity — Note 8
Common stock, par value $.01 per share; 3,000 shares authorized; 1,000 shares outstanding at December 31, 2010 and 2009	—	—
Additional paid-in capital	48,867	48,867
(Accumulated deficit) Retained earnings	(35,053)	101,733

	13,814	150,600
Non-controlling interest — Note 2	11,563	7,599

	25,377	158,199

	$649,004	$860,099

See accompanying notes.

WILLIAM LYON HOMES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Year Ended December 31,
	2010	2009	2008
Operating revenue
Home sales	$266,865	$253,874	$468,452
Lots, land and other sales	17,204	21,220	39,512
Construction services — Note 1	10,629	34,149	18,114

	294,698	309,243	526,078

Operating costs
Cost of sales — homes	(225,751)	(219,486)	(439,276)
Cost of sales — lots, land and other	(20,426)	(131,640)	(47,599)
Impairment loss on real estate assets — Note 5	(111,860)	(45,269)	(135,311)
Impairment loss on goodwill — Note 1	—	—	(5,896)
Construction services — Note 1	(7,805)	(28,486)	(15,431)
Sales and marketing	(19,746)	(17,636)	(40,441)
General and administrative	(25,129)	(21,027)	(27,645)
Other — Note 10	(2,740)	(6,580)	(4,461)

	(413,457)	(470,124)	(716,060)

Equity in income (loss) of unconsolidated joint ventures	916	(420)	(3,877)

Operating loss	(117,843)	(161,301)	(193,859)
Gain on retirement of debt — Note 6	5,572	78,144	54,044
Interest expense, net of amounts capitalized — Note 6	(23,653)	(35,902)	(24,440)
Other income (expense), net — Note 10	57	(3,802)	579

Loss before benefit from income taxes	(135,867)	(122,861)	(163,676)

Benefit from income taxes — Note 9	412	101,908	41,592

Consolidated net loss	(135,455)	(20,953)	(122,084)
Less: net (income) loss — non-controlling interest	(1,331)	428	10,446

Net loss attributable to William Lyon Homes	$(136,786)	$(20,525)	$(111,638)

See accompanying notes.

WILLIAM LYON HOMES

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

	Common Stock		Additional Paid-In	(Accumulated Deficit) Retained Earnings	Non- Controlling Interest	Total
	Shares	Amount	Capital
Balance — December 31, 2007	1	—	48,867	233,896	56,009	338,772
Cancellation of consolidated land banking arrangement determined to be a variable interest entity	—	—	—	—	(3,186)	(3,186)
Cash contributions from members of consolidated entities, net	—	—	—	—	1,039	1,039
Net loss	—	—	—	(111,638)	(10,446)	(122,084)

Balance — December 31, 2008	1	—	48,867	122,258	43,416	214,541
Cancellation of consolidated land banking arrangement determined to be a variable interest entity	—	—	—	—	(27,684)	(27,684)
Cash distributions to members of consolidated entities, net	—	—	—	—	(7,705)	(7,705)
Net loss	—	—	—	(20,525)	(428)	(20,953)

Balance — December 31, 2009	1	—	48,867	101,733	7,599	158,199
Cash contributions from members of consolidated entities, net	—	—	—	—	2,633	2,633
Net (loss) income	—	—	—	(136,786)	1,331	(135,455)

Balance — December 31, 2010	1	$—	$48,867	$(35,053)	$11,563	$25,377

See accompanying notes.

WILLIAM LYON HOMES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2010	2009	2008
Operating activities
Consolidated net loss	$(135,455)	$(20,953)	$(122,084)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	385	1,493	2,218
Impairment loss on real estate assets	111,860	45,269	135,311
Impairment loss on goodwill	—	—	5,896
Equity in loss (income) of unconsolidated joint ventures	(916)	420	3,877
Distributions of income from unconsolidated joint ventures	—	—	816
Gain on retirement of debt	(5,572)	(78,144)	(54,044)
Loss on sale of fixed asset	122	3,009	—
Benefit from income taxes	(412)	(101,908)	(41,592)
Net changes in operating assets and liabilities:
Restricted cash	3,711	727	(5,079)
Receivables	(2,205)	19,879	9,628
Income tax refunds receivable	107,401	41,615	550
Real estate inventories — owned	(66,317)	130,436	167,516
Deferred loan costs	3,333	1,720	2,501
Other assets	15,898	(7,658)	4,257
Accounts payable	(4,142)	(5,285)	(24,559)
Accrued expenses	(3,572)	(17,693)	(4,799)

Net cash provided by operating activities	24,119	12,927	80,413

Investing activities
Net proceeds from sale of fixed asset	—	2,063	—
Investment in and advances to unconsolidated joint ventures	(194)	(194)	(3,003)
Distributions of capital from unconsolidated joint ventures	4,183	840	212
Purchases of property and equipment	(64)	(23)	(529)

Net cash provided by (used in) investing activities	3,925	2,686	(3,320)

Financing activities
Proceeds from borrowings on notes payable, net	7,087	113,467	591,427
Principal payments on notes payable	(52,797)	(187,718)	(659,021)
Net proceeds from Senior Secured Term Loan	—	193,904	—
Net cash paid for repurchase of Senior Notes	(31,268)	(76,991)	(16,718)
Non-controlling interest contributions (distributions), net	2,633	(7,705)	1,039

Net cash (used in) provided by financing activities	(74,345)	34,957	(83,273)

Net (decrease) increase in cash and cash equivalents	(46,301)	50,570	(6,180)
Cash and cash equivalents — beginning of year	117,587	67,017	73,197

Cash and cash equivalents — end of year	$71,286	$117,587	$67,017

See accompanying notes

WILLIAM LYON HOMES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(in thousands)

	Year Ended December 31,
	2010	2009	2008
Supplemental disclosures of non-cash activities:
Decrease in real estate inventories owned and related notes payable in variable interest entity	$—	$56,151	$—

Issuance of note receivable related to sale of aircraft	$—	$6,188	$—

Reduction of notes payable to secure land option agreement	$—	$—	$4,709

Net (decrease) increase in real estate inventories — not owned and liabilities from inventories not owned	$10,652	$(24,809)	$33,316

Net (decrease) increase in real estate inventories — not owned and non-controlling interest	$—	$(27,684)	$3,186

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

Financial Condition and Liquidity

During the year ended December 31, 2010, the Company incurred net loss of $136.8 million, due primarily to non-cash impairment loss on real estate assets of $111.9 million. As discussed in Note 6 to “Notes to Consolidated Financial Statements”, the Company has certain financial covenants with its lenders, including a tangible net worth covenant of $75.0 million, relating to the Senior Secured Term Loan due 2014 (the “Term Loan”) and the Senior Notes. As of December 31, 2010, the tangible net worth of the Company was $13.0 million.

Related to the Company’s Term Loan and as reported on the Company’s current report on Form 8-K dated March 18, 2011, the Company reached an agreement with the Lenders under the Senior Secured Term Loan Agreement (the “Term Loan Agreement”) that amended the Term Loan to permit the Company’s tangible net worth to fall below $75.0 million for two consecutive quarters. In addition, as reported on the Company’s current report on Form 8-K dated April 21, 2011, the Company reached a subsequent agreement with the lenders under the Term Loan to waive any non-compliance with the tangible net worth covenant and with certain other technical requirements through July 19, 2011, subject to certain terms and conditions. Management of the Company believes that it is in the best interests of the lenders of the Term Loan to extend the waiver and work with the Company on a solution, if the Company’s tangible net worth remains below $75.0 million on July 19, 2011.

Under the Senior Notes Indentures, if the Company’s consolidated tangible net worth falls below $75.0 million for any two consecutive fiscal quarters, California Lyon will be required to make an offer to purchase up to 10% of each class of Senior Notes originally issued at a purchase price equal to 100% of the principal amount, plus accrued and unpaid interest, if any. Any such offer to purchase must be made within 65 days after the second quarter ended for which the Company’s tangible net worth is less than $75.0 million. However, California Lyon may reduce the principal amount of the notes to be purchased by the aggregate principal amount of all notes previously redeemed.

The Company has determined and calculated that California Lyon’s redemptions of Senior Notes during the period from 2008 to 2010 would reduce California Lyon’s repurchase obligations (assuming that the Company’s consolidated tangible net worth is less than $75.0 million for the quarter ended March 31, 2011), as follows: California Lyon would not be obligated to repurchase any of the 7 5/8% Senior Notes, as a result of California Lyon’s previous redemption of $83.3 million in aggregate principal amount of the 7 5/8% Senior Notes; California Lyon would not be obligated to repurchase any of the 10 3/4% Senior Notes, as a result of California Lyon’s previous redemption of $110.7 million in aggregate principal amount of the 10 3/4% Senior Notes; and California Lyon would not be obligated to repurchase any of the 7 1/2% Senior Notes, until March 13, 2013, at which time the Company would be required to offer to purchase $2.9 million of principal outstanding, as a result of California Lyon’s previous redemption of $72.1 million in aggregate principal amount of the 7 1/2% Senior Notes.

The ability of the Company to meet its obligations on its indebtedness will depend to a large degree on its future performance. The Company cannot be certain that its cash flow will be sufficient to allow it to pay principal and interest on its debt, support its operations and meet its other obligations. In addition, the Company cannot be certain that it will be able to comply with the financial covenants under its debt obligations. If the Company is not able to meet any of the foregoing obligations, it may be required to refinance all or part of its existing debt, sell assets or borrow more money. The Company may not be able to do so on terms acceptable to it, if at all. In addition, the terms of existing or future indentures and credit or other agreements governing the Term Loan, Senior Note obligations and other indebtedness may restrict the Company from pursuing any of these alternatives.

The management of the Company, with the approval of the board of directors, has retained the services of an outside consulting firm to institute and implement all required programs to accomplish management’s objectives and to work with management in the analysis and process of renegotiating, refinancing, repaying or restructuring debt maturities and loan terms, including covenants. In addition, the Company is currently working through the process of requesting a financing proposal from the investment banking community. The Company has requested proposals for a debt financing to use in some combination of debt refinance or capital restructuring of the Term Loan and the Senior Notes.

The Company believes the debt markets are a viable option due to the growing demand for high yield paper in 2011, according to a publication by a global investment bank (unaudited), as evidenced by $105.8 billion in high yield paper issued through April 2011 in the US Market; 16% more than had been placed through the same time period in 2010. For the year ended December 31, 2010, high yield paper saw a record $259.3 billion placed in the US Market. Additionally, high yield mutual funds have reported year to date 2011 inflows of $9.0 billion after 2010 inflows of $12.2 billion. The Company has also identified other competitors that received financing to repay or extend existing maturities.

Management of the Company has analyzed its liquidity through April 2012 based on its current capital structure and existing cash forecast as well as factoring in the potential of acceleration of the Term Loan. Management believes it has adequate sources of liquidity to fund the Company and meet its obligations for at least the next year, from the date of this filing. Also, the Company is evaluating sales of certain real estate inventories to generate the cash necessary to repay the Term Loan, should an extension not be reached. The Company’s real estate inventory balance at December 31, 2010 is $488.9 million.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

	December 31,
	2010	2009	2008
Warranty liability, beginning of year	$21,365	$26,394	$30,048
Warranty provision during year	2,574	2,429	5,040
Warranty payments during year	(8,277)	(8,727)	(8,853)
Warranty charges related to pre-existing warranties during year	679	1,269	159

Warranty liability, end of year	$16,341	$21,365	$26,394

Interest incurred under the Term Loan, the 7 5/8% Senior Notes due 2012 (the “ 7 5/8% Senior Notes”), 10 3/4% Senior Notes due 2013 (the “10 3/4% Senior Notes”), 7 1/2% Senior Notes due 2014 (the “7 1/2% Senior Notes” and, together with the 7 5/8% Senior Notes and the 10 3/4% Senior Notes, the “Senior Notes”) and other notes payable, as more fully discussed in Note 6 of “Notes to Consolidated Financial Statements”, is capitalized to qualifying real estate projects under development. Any additional interest charges related to real estate projects not under development are expensed in the period incurred. During the years ended December 31, 2010 and 2009, the Company recorded $23.7 million and $35.9 million, respectively, of interest expense, due to a decrease in real estate assets which qualify for interest capitalization relative to the debt outstanding.

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives ranging from three to fifteen years. Leasehold improvements are stated at cost and are amortized using the straight-line method over the shorter of either their estimated useful lives or term of the lease. As more fully discussed in Note 10, the Company owned an aircraft which was depreciated using the straight-line method over an estimated useful life of fifteen years. This aircraft was sold on September 9, 2009.

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

Due to deterioration in market conditions, the Company recorded an impairment charge on goodwill of $5.9 million during the year ended December 31, 2008. As of December 31, 2010 and 2009 there is no goodwill recorded on the Company’s accompanying consolidated balance sheet.

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

Construction Services

The Company accounts for construction management agreements using the Percentage of Completion Method in accordance with FASB ASC Topic 605 Revenue Recognition. Under ASC 605, the Company records revenues and expenses as work on a contract progresses, and based on the percentage of costs incurred to date compared to the total estimated costs of the contract. Based on the provisions of ASC 605, the Company has recorded construction services revenues and expenses of $10.6 million and $7.8 million respectively for the year ended December 31, 2010 and $34.1 million and $28.5 million respectively, for the year ended December 31, 2009, in the accompanying consolidated statement of operations.

The Company entered into construction management agreements to build, sell and market homes in 3 separate communities. For such services, the Company will receive fees (generally 3 to 5 percent of the sales price, as defined) and may, under certain circumstances, receive additional compensation if certain financial thresholds are achieved. In addition, in October 2008, the Company entered into a contract to build apartment units for a related party at a contract price of $13.5 million, which includes the Company’s contractor fee of $0.5 million. During the year ended December 31, 2009, the Company recorded construction services revenue of $12.6 million and expenses of $11.6 million for this project. For more information on this agreement, see Note 11.

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

Cash and Cash Equivalents

Short-term investments with a maturity of three months or less when purchased are considered cash equivalents. The Company’s cash and cash equivalents balance exceeds federally insurable limits as of December 31, 2010. The Company monitors the cash balances in its operating accounts and adjusts the cash balances as appropriate; however, these cash balances could be negatively impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts.

Restricted Cash

Restricted cash consists of deposits made by the Company to a bank account as collateral for the use of letters of credit to guarantee the Company’s financial obligations under certain land banking arrangements and other contractual arrangements in the normal course of business. Under the terms of the Term Loan disclosed in Note 6, all of the Company’s standby letters of credit are secured by cash.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Use of Estimates

The preparation of the Company’s financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities as of December 31, 2010 and 2009 and revenues and expenses for each of the three years in the period ended December 31, 2010. Accordingly, actual results could differ from those estimates. The significant accounting policies using estimates include real estate inventories and cost of sales, impairment of real estate inventories, warranty reserves, loss contingencies, sales and profit recognition, and accounting for variable interest entities. The current economic environment increases the uncertainty inherent in these estimates and assumptions.

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

Subsequent Events

The Company follows the guidance in ASC Topic 855. Subsequent Events (“ASC 855”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 sets forth (i) the period after the balance sheet date during which management of a reporting entity evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC 855 became effective for interim periods ending after June 15, 2009. Pursuant to ASC 855 the Company’s management has evaluated subsequent events through the date that the consolidated financial statements were issued for the period ended December 31, 2010.

Impact of New Accounting Pronouncements

In 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820), which requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in ASC 820-10. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of these provisions by the Company did not have and are not expected to have a material effect on its consolidated financial statements.

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

Note 2 — Variable Interest Entities and Non-controlling Interests

The FASB issued guidance now codified as ASC 810, Consolidation, which addresses the consolidation of variable interest entities (“VIEs”). Under this guidance, arrangements that are not controlled through voting or similar rights are accounted for as VIEs. An enterprise is required to consolidate a VIE if it is the primary beneficiary of the VIE. The primary beneficiary is an enterprise that has the power to direct the activities of the VIE that most significantly impact its economic performance and the obligation to absorb losses or the right to receive benefits from the VIE that could be potentially significant to the VIE.

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

As of December 31, 2010, the assets and liabilities of the consolidated VIEs totaled $15.4 million and $0.8 million, respectively. In addition, the Company’s interest in the consolidated VIEs is $3.1 million and the member’s interest in the consolidated VIEs is $11.6 million, which is reported as non-controlling interest on the accompanying consolidated balance sheet.

As of December 31, 2009, the assets and liabilities of the consolidated VIEs totaled $13.5 million and $2.1 million, respectively. In addition, the Company’s interest in the consolidated VIEs was $3.7 million and the member’s interest in the consolidated VIEs was $7.6 million, which is reported as non-controlling interest on the accompanying consolidated balance sheet.

Land Banking Arrangements

The Company enters into purchase agreements with various land sellers. As a method of acquiring land in staged takedowns, thereby minimizing the use of funds from the Company’s available cash or other corporate financing sources and limiting the Company’s risk, the Company transfers the Company’s right in such purchase agreements to entities owned by

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

third parties (“land banking arrangements”). These entities use equity contributions and/or incur debt to finance the acquisition and development of the previous land being purchased. The entities grant the Company an option to acquire lots in staged takedowns. In consideration for this option, the Company makes a non-refundable deposit of 15% to 25% of the total purchase price. The Company is under no obligation to purchase the balance of the lots, but would forfeit remaining deposits and could be subject to penalties if the lots were not purchased. The Company does not have legal title to these entities or their assets and has not guaranteed their liabilities. These land banking arrangements help the Company manage the financial and market risk associated with land holdings. FASB ASC Topic 810, requires the consolidation of the assets, liabilities and operations of the Company’s land banking arrangements that are VIEs, of which none existed at December 31, 2010.

The Company participates in one land banking arrangement, which is not a VIE in accordance with FASB ASC Topic 810, but is consolidated in accordance with FASB ASC Topic 470, Debt. Under the provisions of FASB ASC Topic 470, the Company has determined it is economically compelled, based on certain factors, to purchase the land in the land banking arrangement. The Company has recorded the remaining purchase price of the land of $55.3 million, which is included in real estate inventories not owned and liabilities from inventories not owned in the accompanying consolidated balance sheet as of December 31, 2010.

Summary information with respect to the Company’s consolidated land banking arrangement is as follows as of December 31, 2010 (dollars in thousands):

Total number of land banking projects	1

Total number of lots	625

Total purchase price	$161,465

Balance of lots still under option and not purchased:
Number of lots	248

Purchase price	$55,270

Forfeited deposits if lots are not purchased	$25,234

During the first three month period of the year ended December 31, 2009, the Company abandoned its option deposit in three of its consolidated land banking arrangements in which land purchase commitments were required. Management of the Company determined that the remaining purchase prices of the lots in the arrangements were priced above market values at that time. In two of these arrangements, the Company reduced real estate inventories-not owned and the related non-controlling interest $27.7 million for the remaining purchase price of the lots. In the other arrangement, the Company reduced real estate inventories-not owned and liabilities from inventories-not owned $9.3 million for the remaining purchase price for the lots. However, during the three month period ending December 31, 2009 the Company evaluated the purchase price of the 51 lots under option, and after the write-off of the $9.3 million deposit, the residual value became economically viable and the Company purchased the lots.

Note 3 — Segment Information

The Company operates one principal homebuilding business. In accordance with FASB ASC Topic 280, Segment Reporting, the Company has determined that each of its operating divisions is an operating segment. Corporate is a non-operating segment.

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company’s chief executive officer and chief operating officer have been identified as the chief operating decision makers. The Company’s chief operating decision makers direct the allocation of resources to operating segments based on the profitability and cash flows of each respective segment.

The Company’s homebuilding operations design, construct and sell a wide range of homes designed to meet the specific needs of each of it markets. In accordance with the aggregation criteria defined in ASC 280, the Company’s homebuilding operating segments have been grouped into four reportable segments: Southern California, consisting of an operating division with operations in Orange, Los Angeles, San Bernardino and San Diego counties; Northern California, consisting of an operating division with operations in Contra Costa, Sacramento, San Joaquin, Santa Clara, Solano and Placer counties; Arizona, consisting of an operating division in the Phoenix metropolitan area; and Nevada consisting of an operations in the Las Vegas, metropolitan area.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Corporate is a non-operating segment that develops and implements strategic initiatives and supports the Company’s operating divisions by centralizing key administrative functions such as finance and treasury, information technology, risk management and litigation, and human resources.

Segment financial information relating to the Company’s homebuilding operations was as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Homebuilding revenues:
Southern California	$206,241	$179,282	$323,446
Northern California	56,095	43,211	95,084
Arizona	16,595	51,215	49,187
Nevada	15,767	35,535	58,361

Total homebuilding revenues	$294,698	$309,243	$526,078

	Year Ended December 31,
	2010	2009	2008
Homebuilding pretax (loss) income:
Southern California	$(83,176)	$(57,716)	$(74,908)
Northern California	(41)	(37,853)	(68,913)
Arizona	(26,887)	(21,451)	(17,746)
Nevada	(21,449)	(70,915)	(37,265)
Corporate	(4,314)	65,074	35,256

Total homebuilding pretax (loss) income	$(135,867)	$(122,861)	$(163,676)

Homebuilding pretax (loss) income includes the following pretax inventory and goodwill impairment charges recorded in the following segments (in thousands):

	Year Ended December 31, 2010
	Southern California	Northern California	Arizona	Nevada	Total
Inventory impairments	$70,801	$3,103	$22,409	$15,547	$111,860

	Year Ended December 31, 2009
	Southern California	Northern California	Arizona	Nevada	Total
Inventory impairments	$19,518	$6,144	$—	$19,607	$45,269

	Year Ended December 31, 2008
	Southern California	Northern California	Arizona	Nevada	Total
Inventory impairments	$39,925	$51,457	$14,256	$29,673	$135,311
Goodwill impairments	4,831	1,065	—	—	5,896

Total impairments	$44,756	$52,522	$14,256	$29,673	$141,207

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Homebuilding pretax (loss) income includes the following pretax loss on sales of lots, land and other recorded in the following segments (in thousands):

	Year Ended December 31, 2010
	Southern California(1)	Northern California	Arizona	Nevada(1)	Total
(Loss) gain on sales of lots, land and other
Operating revenue	$—	$17,204	$—	$—	$17,204
Operating costs	(6,001)	(14,334)	—	(91)	(20,426)

Loss on sales of lots, land and other	$(6,001)	$2,870	$—	$(91)	$(3,222)

	Year Ended December 31, 2009
	Southern California	Northern California(1)	Arizona	Nevada	Total
Loss on sales of lots, land and other
Operating revenue	$3,250	$—	$11,595	$6,375	$21,220
Operating costs	(27,294)	(29,410)	(25,588)	(49,348)	(131,640)

Loss on sales of lots, land and other	$(24,044)	$(29,410)	$(13,993)	$(42,973)	$(110,420)

	Year Ended December 31, 2008
	Southern California	Northern California	Arizona(1)	Nevada	Total
Loss on sales of lots, land and other
Operating revenue	$24,721	$14,791	$—	$—	$39,512
Operating costs	(30,780)	(16,036)	(783)	—	(47,599)

Loss on sales of lots, land and other	$(6,059)	$(1,245)	$(783)	$—	$(8,087)

(1)	Consists of write-off of land option deposits and pre-acquisition costs.

	December 31,
	2010	2009
Homebuilding assets:
Southern California	$239,510	$324,728
Northern California	60,542	38,383
Arizona	194,635	172,518
Nevada	58,827	60,764
Corporate(1)	95,490	263,706

Total homebuilding assets	$649,004	$860,099

(1)	Comprised primarily of cash and receivables.

Note 4 — Receivables

Receivables consist of the following (in thousands):

	December 31,
	2010	2009
Secured promissory note from affiliate, sale of aircraft	$6,188	$6,188
Development costs receivable from municipality	3,100	3,100
Construction management fee receivable	779	2,668
Escrow proceeds receivable	4,328	1,173
First trust deed mortgage notes receivable, pledged as collateral for revolving mortgage warehouse credit facility	316	320
Property tax refund receivable	1,173	—
Other receivables	2,615	2,845

	$18,499	$16,294

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5 — Real Estate Inventories and Impairment Loss on Real Estate Assets

Real estate inventories consist of the following (in thousands):

	December 31,
	2010	2009
Inventories owned: (1)
Land deposits	$27,939	$33,582
Land and land under development	298,677	334,877
Homes completed and under construction	114,592	100,795
Model homes	47,698	54,082

Total	$488,906	$523,336

Inventories not owned: (2)
Other land options contracts	$55,270	$55,270

Total inventories not owned	$55,270	$55,270

(1)

Beginning in 2008, the Company temporarily suspended all development, sales and marketing activities at certain of its projects which were in various stages of development. Management of the Company concluded that this strategy was necessary under the prevailing market conditions and would allow the Company to market the properties at some future time when market conditions may have improved. Certain of these projects were restarted in 2010; and, as markets continue to improve, management continues to evaluate and analyze the marketplace to potentially activate temporarily suspended projects in 2011 and beyond. The Company has incurred costs related to these certain projects of $72.3 million as of December 31, 2010, of which $31.1 million is included in Land and land under development, $23.6 million is included in Homes completed and under construction and $17.6 million is included in Model homes. The Company may bring more of these projects to market in 2011.

(2)

Includes the consolidation of certain land banking arrangements which do not obligate the Company to complete the lot purchases, however, based on certain factors, the Company has determined it is economically compelled to purchase the land in the land banking arrangement. Amounts are net of deposits.

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

The following table summarizes inventory impairments recorded during the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Inventory impairments related to:
Land under development and homes completed and under construction	$80,197	$31,916	$83,174
Land held for sale or sold	31,663	13,353	52,137

Total inventory impairments	$111,860	$45,269	$135,311

Number of projects impaired during the year	14	13	41

Number of projects assessed for impairment during the year	73	67	84

The impairment loss related to land under development and homes completed and under construction incurred during the year ended December 31, 2010, resulted from (i) in certain projects, a decrease in home sales prices related to increased incentives, (ii) in certain projects, increased future costs for outside broker expense and sales and marketing expense, (iii) in certain projects, the decision by the Company to cancel certain land option agreements to purchase lots in projects where sales were deteriorating and the underlying value of the land to be purchased was less than the purchase price using a residual land value approach, (iv) in certain projects, the needs to preserve the liquidity of the Company and, therefore, canceling certain land option agreements, and (v) in certain other projects, the renegotiations of the land purchase schedule for land under option, to delay the required purchases, to allow markets to recover, and reduce the amount of lots to be purchased over time. The extended time of the project increased carry costs that lead to the future undiscounted cash flows of the project being less than the current book value of the land.

The impairment loss related to land held for sale or sold incurred during the year ended December 31, 2010, resulted from the reduced value of the land in the project. The Company values land held for sale using, (i) projected cash flows with the strategy of selling the land, on a finished or unfinished basis, or building out the project, (ii) considering recent, legitimate offers received, (iii) prices for land in recent comparable sales transactions, and other factors. In addition, the Company may use appraisals to best determine the as-is value.

These charges were included in impairment loss on real estate assets in the accompanying consolidated statements of operations (See Note 3 of “Notes to Consolidated Financial Statement” for a detail of impairment by segment). The impairment charges recorded during the periods noted above stemmed from lower home prices which were driven by increased incentives and discounts resulting from weakened demand experienced during 2007 through 2010. The Company may incur impairment on real estate inventories in the future, if the markets in which the Company operates continue to experience the deteriorating market conditions.

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On December 26, 2007 and January 7, 2008, the Company entered into ten separate agreements with various affiliates of one of its equity partners (the “Equity Partner Agreements”). Pursuant to the Equity Partner Agreements, the Company agreed to sell to the equity partner affiliates 604 residential lots and 5 model homes in 10 communities in Orange County, San Diego County and Ventura County, California for an aggregate sales price of $90.7 million in cash. The purchase and sale of 404 of the residential lots and the 5 model homes closed on December 27, 2007 (for an aggregate consideration of approximately $65.9 million) and the remainder of the residential lots closed on January 9, 2008. Prior to the sale, the collective net book value of these lots (as reflected on the Company’s financial statements) was approximately $210.7 million, resulting in a total loss on the sales transactions of $120.0 million. The loss of $40.3 million related to the portion of the land sales which closed in January 2008 was recorded in the Consolidated Statement of Operations as Impairment Losses on Real Estate Assets for the year ended December 31, 2007.

Note 6 — Notes Payable and Senior Notes

Notes payable and Senior Notes consist of the following (in thousands):

	December 31,
	2010	2009
Notes payable:
Construction notes payable	$30,541	$64,227

Senior Notes:
Senior Secured Term Loan due October 20, 2014	206,000	206,000
7 5/8% Senior Notes due December 15, 2012	66,704	67,204
10 3/4% Senior Notes due April 1, 2013	138,619	168,158
7 1/2% Senior Notes due February 15, 2014	77,867	84,701

	489,190	526,063

	$519,731	$590,290

During the year ended December 31, 2010, the Company incurred interest related to the above debt of $62.8 million and capitalized $39.1 million, resulting in net interest expense of $23.7 million on the accompanying consolidated statement of operations. During the year ended December 31, 2009, the Company incurred interest related to the above debt of $48.8 million and capitalized $12.9 million, resulting in net interest expense of $35.9 million on the accompanying consolidated statement of operations. During the year ended December 31, 2008, the Company incurred interest related to the above debt of $66.7 million and capitalized $42.3 million, resulting in net interest expense of $24.4 million on the accompanying consolidated statement of operations.

Maturities of the notes payable and Senior Notes are as follows as of December 31, 2010:

Year Ended December 31,	(in thousands)
2011	$22,383
2012	69,862
2013	140,619
2014	285,867
2015	1,000
Thereafter	—

$519,731

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Term Loan

William Lyon Homes, Inc., a California corporation and wholly-owned subsidiary of the Company (“California Lyon”) is a party to a Senior Secured Term Loan Agreement (the “Term Loan Agreement”), dated October 20, 2009, with ColFin WLH Funding, LLC, as Administrative Agent (“Admin Agent”), ColFin WLH Funding, LLC, as Initial Lender and Lead Arranger (“ColFin”) and the other Lenders who may become assignees of ColFin (collectively, with ColFin, the “Lenders”).

The Term Loan Agreement provides for a first lien secured loan of $206.0 million, secured by substantially all of the assets of California Lyon, the Company (excluding stock in California Lyon) and certain wholly-owned subsidiaries. The Term Loan is guaranteed by the Company.

California Lyon received the first installment of $131.0 million in October 2009, and its second installment of $75.0 million in December 2009. Under the Term Loan Agreement, California Lyon is restricted from future borrowings, and, if necessary, will be required to repay existing borrowings in order to maintain required loan-to-value ratios such that: (i) the aggregate amount of outstanding loans under the Term Loan Agreement may not exceed 60% of the aggregate value of the properties securing the facility, with valuation based on the lower of appraised value (if any) and discounted net present value of the cash flows, and (ii) the aggregate amount of secured debt may not exceed 60% of the aggregate value of the properties owned by California Lyon and its subsidiaries, with valuation based on the lower of appraised value (if any) and discounted net present value of the cash flows. California Lyon is currently in compliance with the above requirements. The net proceeds to the Company from the first installment of the Term Loan, after giving effect to attorney fees, loan fees and other miscellaneous costs associated with the loan transaction, and repayment of the revolving credit facilities and redemption of the Senior Notes as described in Note 6 to “Notes to Consolidated Financial Statements”, were $34.6 million. A portion of the $75.0 million proceeds from the second installment was used to fund additional land acquisitions in 2009 and 2010.

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

Upon any prepayment of any portion of the Term Loan prior to its scheduled maturity (other than any prepayment required in connection with a payment of all or any portion of the outstanding principal balance of any of the Indentures), the Term Loan Agreement provides that California Lyon to make a “make whole payment” equal to an amount, if positive, of the present value of all future payments of

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

interest which would become due with respect to such prepaid amount from the date of prepayment thereof through and including the maturity date, discounted at a rate of 14%.

The Term Loan is scheduled to mature on October 20, 2014; however, in the event that any portion of the outstanding principal amounts (the “Repaid Senior Note Principal”) of the Senior Notes is repaid (whether or not at maturity), the Lenders may elect to require California Lyon to repay that portion of the outstanding loan as bears the same ratio to the entire Term Loan outstanding as the Repaid Senior Note Principal bears to the entire amounts then outstanding under all of the indentures governing the Senior Notes. All or a portion of the Term Loan may also be accelerated upon certain other events described in the Term Loan Agreement. The lenders waived the requirement for such repayment in connection with the Senior Note redemptions which occurred from 2008 to 2010 and which are described below.

The Term Loan Agreement requires that the Company’s Minimum Tangible Net Worth (as defined therein) not fall below $75.0 million at the end of any two consecutive fiscal quarters. The Term Loan Agreement also contains covenants that limit the ability of California Lyon and the Company to, without prior approval from Lenders, among other things: (i) incur liens; (ii) incur additional indebtedness; (iii) transfer or dispose of assets; (iv) merge, consolidate or alter their line of business; (v) guarantee obligations; (vi) engage in affiliated party transactions; (vii) declare or pay dividends or make other distributions or repurchase stock; (viii) make advances, loans or investments; (ix) repurchase debt (including under the indentures governing the Senior Notes); and (x) engage in change-of-control transactions.

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•

Excluded Assets of no more than $25.0 million, with “Excluded Assets” being defined generally as the sum total of certain deposit accounts, payroll accounts, unrestricted cash accounts, and the Company’s total investment in joint ventures.

The Company’s covenant compliance for the Term Loan at December 31, 2010 is detailed in the table set forth below (dollars in millions):

Covenant and Other Requirements	Actual at December 31, 2010	Covenant Requirements at December 31, 2010
Tangible Net Worth (1)	$13.0	≥ $75.0
Ratio of Term Loan to Borrowing Base	49.6%	≤ 60%
Secured Indebtedness (as a percentage of collateral value)	59.9%	≤ 60%
Excluded Assets	$6.9	≤ $25.0

(1)

Tangible Net Worth was calculated based on the stated amount of equity less intangible assets of $12.4 million as of December 31, 2010. The Company did not meet this covenant requirement at December 31, 2010, due to impairments of $111.9 million. This covenant was subsequently amended as described below.

As reported on the Company’s current report on Form 8-K dated March 18, 2011, the Company reached an agreement with the Lenders under the Term Loan that amended the Term Loan to permit the Company’s tangible net worth to fall below $75.0 million for two consecutive quarters. In addition, as reported on the Company’s current report on Form 8-K, dated April 21, 2011, the Company reached a subsequent agreement with the Lenders under the Term Loan to waive any non-compliance with the tangible net worth covenant and with certain other technical requirements through July 19, 2011, subject to certain terms and conditions.

Except as noted above, as of and for the year ending December 31, 2010, the Company is not in default with the covenants under the Term Loan.

If market conditions deteriorate, the Company believes that its ability to comply with financial covenants contained in the Company’s Term Loan will continue to be negatively impacted. Under these circumstances, the Company could be required to seek additional covenant relief to avoid future noncompliance with the financial covenants in the Term Loan Agreement. If the Company is unable to obtain requested covenant relief or is unable to obtain a waiver for any covenant non-compliance, the Company’s obligation to repay indebtedness under the Term Loan and the Senior Notes could be accelerated. The Company can give no assurance that in such an event, the Company would have, or be able to obtain, sufficient funds to pay all debt that the Company would then be required to repay.

Senior Notes

During the year ended December 31, 2010, California Lyon redeemed, in privately negotiated transactions (i) $30.0 million principal amount of its outstanding 10 3/4% Senior Notes at a cost of $25.9 million plus accrued interest, (ii) $0.5 million principal amount of

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

its outstanding 7 5/8% Senior Notes at a cost of $0.4 million plus accrued interest, and (iii) $6.8 million principal amount of its outstanding 7 1/2% Senior Notes at a cost of $5.1 million plus accrued interest. The Lenders under the Term Loan consented to these redemptions and waived their right to require any prepayment of the Term Loan in connection therewith. The net gain resulting from these redemptions, after giving effect to amortization of related deferred loan costs and other fees, was approximately $5.6 million.

After giving effect to these Senior Note redemptions, in addition to all prior Senior Note redemptions, California Lyon now has the following principal amounts of Senior Notes outstanding (in thousands):

December 31, 2010
7 5/8% Senior Notes due December 15, 2012	$66,704
10 ¾% Senior Notes due April 1, 2013	138,619
7 1/2% Senior Notes due February 15, 2014	77,867

$283,190

7 5/8% Senior Notes

On November 22, 2004, California Lyon issued $150.0 million principal amount of the 7 5/8% Senior Notes, resulting in net proceeds to the Company of approximately $148.5 million. Of the initial $150.0 million, $66.7 million in aggregate principal amount remained outstanding as of December 31, 2010 and the date hereof. In August 2010, the Company redeemed, in a privately negotiated transaction, $0.5 principal amount of its outstanding 7 5/8% Senior Notes at a cost of $0.4 million plus accrued interest.

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

10 3/4% Senior Notes

On March 17, 2003, California Lyon issued $250.0 million of the 10 3/4% Senior Notes at a price of 98.493% to the public, resulting in net proceeds to the Company of approximately $246.2 million. The redemption price reflected a discount to yield 11% under the effective interest method, and the notes have been reflected net of the unamortized discount in the consolidated balance sheet. Of the initial $250.0 million, $138.6 million aggregate principal amount remained outstanding as of December 31, 2010 and the date hereof. In July 2010, the Company redeemed, in a privately negotiated transaction, $10.5 million principal amount of its outstanding 10 3/4% Senior Notes at a cost of $9.0 million plus accrued interest. In August 2010, the Company

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

redeemed, in privately negotiated transactions, $19.5 million principal amount of its outstanding 10 3/4% Senior Notes at a cost of $16.9 million plus accrued interest.

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

7 1/2% Senior Notes

On February 6, 2004, California Lyon issued $150.0 million principal amount of the 7 1/2% Senior Notes, resulting in net proceeds to the Company of approximately $147.6 million. Of the initial $150.0 million, $77.9 million aggregate principal amount remained outstanding as of December 31, 2010 and the date hereof. In August 2010, the Company redeemed, in a privately negotiated transaction, $6.8 million principal amount of its outstanding 7 1/2% Senior Notes at a cost of $5.1 million plus accrued interest.

Interest on the 7 1/2% Senior Notes is payable on February 15 and August 15 of each year. Based on the current outstanding principal amount of 7 1/2% Senior Notes, the Company’s semi-annual interest payments are $2.9 million.

The 7 1/2% Senior Notes are redeemable at the option of California Lyon, in whole or in part, at a redemption price equal to 100% of the principal amount plus a premium declining ratably to par, plus accrued and unpaid interest, if any.

General Terms of the Senior Notes

The Senior Notes are senior unsecured obligations of California Lyon and are unconditionally guaranteed on a senior unsecured basis by the Company, and by all of the Company’s existing and certain of its future restricted subsidiaries. The Senior Notes and the guarantees rank senior to all of the Company’s and the guarantors’ debt that is expressly subordinated to the Senior Notes and the guarantees, but are effectively subordinated to all of the Company’s and the guarantors’ senior secured indebtedness to the extent of the value of the assets securing that indebtedness.

Upon a change of control as described in the respective indentures governing the Senior Notes (the “Senior Notes Indentures”), California Lyon will be required to offer to purchase the Senior Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest, if any.

Under the Senior Notes Indentures, if the Company’s consolidated tangible net worth falls below $75.0 million for any two consecutive fiscal quarters, California Lyon will be required to make an offer to purchase up to 10% of each class of Senior Notes originally issued at a purchase price equal to 100% of the principal amount,

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

plus accrued and unpaid interest, if any. Any such offer to purchase must be made within 65 days after the second quarter ended for which the Company’s tangible net worth is less than $75.0 million. However, California Lyon may reduce the principal amount of the notes to be purchased by the aggregate principal amount of all notes previously redeemed.

The Company has determined and calculated that California Lyon’s redemptions of Senior Notes during the period from 2008 to 2010 would reduce California Lyon’s repurchase obligations (assuming that the Company’s consolidated tangible net worth is less than $75.0 million for the quarter ended March 31, 2011), as follows: California Lyon would not be obligated to repurchase any of the 7 5/8% Senior Notes, as a result of California Lyon’s previous redemption of $83.3 million in aggregate principal amount of the 7 5/8% Senior Notes; California Lyon would not be obligated to repurchase any of the 10 3/4% Senior Notes, as a result of California Lyon’s previous redemption of $110.7 million in aggregate principal amount of the 10 3/4% Senior Notes; and California Lyon would not be obligated to repurchase any of the 7 1/2% Senior Notes, until March 13, 2013, at which time the Company would be required to offer to purchase $2.9 million of principal outstanding, as a result of California Lyon’s previous redemption of $72.1 million in aggregate principal amount of the 7 1/2% Senior Notes.

California Lyon is 100% owned by the Company. Each subsidiary guarantor is 100% owned by California Lyon or the Company. All guarantees of the Senior Notes are full and unconditional and all guarantees are joint and several. There are no significant restrictions under the Senior Notes Indentures on the ability of the Company or any guarantor to obtain funds from subsidiaries by dividend or loan.

The Senior Notes Indentures contain covenants that limit the ability of the Company and its restricted subsidiaries to, among other things: (i) incur additional indebtedness; (ii) pay dividends or make other distributions or repurchase stock; (iii) make investments; (iv) sell assets; (v) incur liens; (vi) enter into agreements restricting the ability of the Company’s restricted subsidiaries (other than California Lyon) to pay dividends; (vii) enter into transactions with affiliates; and (viii) consolidate, merge or sell all or substantially all of the Company’s and California Lyon’s assets. These covenants are subject to a number of important exceptions and qualifications as described in the Senior Notes Indentures.

As of and for the year ending December 31, 2010, the Company was in compliance with the Senior Note covenants.

The foregoing summary is not a complete description of the Senior Notes and is qualified in its entirety by reference to the Senior Notes Indentures.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING BALANCE SHEET

December 31, 2010

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
ASSETS
Cash and cash equivalents	$—	$69,499	$131	$1,656	$—	$71,286
Restricted cash	—	641	—	—	—	641
Receivables	—	15,034	316	3,149	—	18,499
Real estate inventories
Owned	—	478,010	—	10,896	—	488,906
Not owned	—	55,270	—	—	—	55,270
Property and equipment, net	—	1,230	—	—	—	1,230
Deferred loan costs	—	12,404	—	—	—	12,404
Other assets	—	612	156	—	—	768
Investments in subsidiaries	13,814	3,286	—	—	(17,100)	—
Intercompany receivables	—	—	203,480	12	(203,492)	—

	$13,814	$635,986	$204,083	$15,713	$(220,592)	$649,004

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$—	$6,221	$27	$656	$—	$6,904
Accrued expenses	—	41,435	216	71	—	41,722
Liabilities from inventories not owned	—	55,270	—	—	—	55,270
Notes payable	—	30,541	—	—	—	30,541
Senior Secured Term Loan	—	206,000	—	—	—	206,000
7 5/8% Senior Notes	—	66,704	—	—	—	66,704
10 3/4% Senior Notes	—	138,619	—	—	—	138,619
7 1/2% Senior Notes	—	77,867	—	—	—	77,867
Intercompany payables	—	203,355	—	137	(203,492)	—

Total liabilities	—	826,012	243	864	(203,492)	623,627
Equity
Stockholders’ equity (deficit)	13,814	(190,026)	203,840	14,849	(28,663)	13,814
Non-controlling interest	—	—	—	—	11,563	11,563

	$13,814	$635,986	$204,083	$15,713	$(220,592)	$649,004

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

Year Ended December 31, 2010

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$263,864	$16,595	$3,610	$—	$284,069
Construction services	—	10,629	—	—	—	10,629
Management fees	—	165	—	—	(165)	—

	—	274,658	16,595	3,610	(165)	294,698

Operating costs
Cost of sales	—	(228,542)	(16,167)	(1,633)	165	(246,177)
Impairment loss on real estate assets	—	(111,860)	—	—	—	(111,860)
Construction services	—	(7,805)	—	—	—	(7,805)
Sales and marketing	—	(17,953)	(1,208)	(585)	—	(19,746)
General and administrative	—	(24,795)	(313)	(21)	—	(25,129)
Other	—	(2,740)	—	—	—	(2,740)

	—	(393,695)	(17,688)	(2,239)	165	(413,457)

Equity in income of unconsolidated joint ventures	—	916	—	—	—	916

Loss from subsidiaries	(136,786)	(1,053)	12	—	137,827	—

Operating (loss) income	(136,786)	(119,174)	(1,081)	1,371	137,827	(117,843)
Gain on retirement of debt	—	5,572	—	—	—	5,572
Interest expense, net of amounts capitalized	—	(23,653)	—	—	—	(23,653)
Other income (expense), net	—	280	(235)	12	—	57

(Loss) income before benefit from income taxes	(136,786)	(136,975)	(1,316)	1,383	137,827	(135,867)
Benefit from income taxes	—	412	—	—	—	412

Consolidated net (loss) income	(136,786)	(136,563)	(1,316)	1,383	137,827	(135,455)
Less: net income from non-controlling interest	—	—	—	—	(1,331)	(1,331)

Net loss attributable to William Lyon Homes	$(136,786)	$(136,563)	$(1,316)	$1,383	$136,496	$(136,786)

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

Year Ended December 31, 2009

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$229,854	$39,619	$5,621	$—	$275,094
Construction services	—	34,149	—	—	—	34,149
Management fees	—	1,127	—	—	(1,127)	—

	—	265,130	39,619	5,621	(1,127)	309,243

Operating costs
Cost of sales	—	(308,639)	(38,142)	(5,472)	1,127	(351,126)
Impairment loss on real estate assets	—	(45,269)	—	—	—	(45,269)
Construction services	—	(28,486)	—	—	—	(28,486)
Sales and marketing	—	(14,820)	(2,308)	(508)	—	(17,636)
General and administrative	—	(20,733)	(276)	(18)	—	(21,027)
Other	—	(6,496)	(84)	—	—	(6,580)

	—	(424,443)	(40,810)	(5,998)	1,127	(470,124)

Equity in loss of unconsolidated joint ventures	—	(420)	—	—	—	(420)

Loss from subsidiaries	(20,525)	(4,780)	(411)	—	25,716	—

Operating loss	(20,525)	(164,513)	(1,602)	(377)	25,716	(161,301)
Gain on retirement of debt	—	78,144	—	—	—	78,144
Interest expense, net of amounts capitalized	—	(35,902)	—	—	—	(35,902)
Other income (expense), net	—	1,159	(4,990)	29	—	(3,802)

Loss before benefit from income taxes	(20,525)	(121,112)	(6,592)	(348)	25,716	(122,861)
Benefit from income taxes	—	101,908	—	—	—	101,908

Consolidated net loss	(20,525)	(19,204)	(6,592)	(348)	25,716	(20,953)
Less: net loss from non-controlling interest	—	—	—	—	428	428

Net loss attributable to William Lyon Homes	$(20,525)	$(19,204)	$(6,592)	$(348)	$26,144	$(20,525)

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

Year Ended December 31, 2008

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$437,038	$48,589	$22,337	$—	$507,964
Construction services	—	18,114	—	—	—	18,114
Management fees	—	825	—	—	(825)	—

	—	455,977	48,589	22,337	(825)	526,078

Operating costs
Cost of sales	—	(421,620)	(44,231)	(21,849)	825	(486,875)
Impairment loss on real estate assets	—	(111,737)	—	(23,574)	—	(135,311)
Impairment loss on goodwill	—	(5,896)	—	—	—	(5,896)
Construction services	—	(15,431)	—	—	—	(15,431)
Sales and marketing	—	(34,815)	(3,233)	(2,393)	—	(40,441)
General and administrative	—	(27,176)	(422)	(47)	—	(27,645)
Other	—	(4,404)	(57)	—	—	(4,461)

	—	(621,079)	(47,943)	(47,863)	825	(716,060)

Equity in loss of unconsolidated joint ventures	—	(3,877)	—	—	—	(3,877)

Loss from subsidiaries	(111,638)	(7,552)	(8,693)	—	127,883	—

Operating loss	(111,638)	(176,531)	(8,047)	(25,526)	127,883	(193,859)
Gain on retirement of debt	—	54,044	—	—	—	54,044
Interest expense, net of amounts capitalized	—	(24,440)	—	—	—	(24,440)
Other income (expense), net	—	2,050	(1,593)	122	—	579

Loss before benefit from income taxes	(111,638)	(144,877)	(9,640)	(25,404)	127,883	(163,676)
Benefit from income taxes	—	41,592	—	—	—	41,592

Consolidated net loss	(111,638)	(103,285)	(9,640)	(25,404)	127,883	(122,084)
Less: net loss from non-controlling interest	—	—	—	—	10,446	10,446

Net loss attributable to William Lyon Homes	$(111,638)	$(103,285)	$(9,640)	$(25,404)	$138,329	$(111,638)

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2010

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating activities
Net (loss) income	$(136,786)	$(136,563)	$(1,316)	$1,383	$137,827	$(135,455)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	293	92	—	—	385
Impairment loss on real estate assets	—	111,860	—	—	—	111,860
Equity in income of unconsolidated joint ventures	—	(916)	—	—	—	(916)
Equity in loss of subsidiaries	136,786	1,053	(12)	—	(137,827)	—
Gain on retirement of debt	—	(5,572)	—	—	—	(5,572)
Loss on sale of fixed asset	—	—	122			122
Benefit from income taxes	—	(412)	—	—	—	(412)
Net changes in operating assets and liabilities:
Restricted cash	—	3,711	—	—	—	3,711
Receivables	—	(2,435)	4	226	—	(2,205)
Income tax refund receivable	—	107,401	—	—	—	107,401
Real estate inventories-owned	—	(63,655)	—	(2,662)	—	(66,317)
Deferred loan costs	—	3,333	—	—	—	3,333
Other assets	—	15,837	61	—	—	15,898
Accounts payable	—	(2,693)	(15)	(1,434)	—	(4,142)
Accrued expenses	—	(3,379)	(181)	(12)	—	(3,572)

Net cash provided by (used in) operating activities	—	27,863	(1,245)	(2,499)	—	24,119

Investing activities
Net change in investments in and advances to unconsolidated joint ventures	—	3,989	—	—	—	3,989
Purchases of property and equipment	—	101	(165)	—	—	(64)
Investment in subsidiaries	—	(361)	12	—	349	—

Net cash provided by (used in) investing activities	—	3,729	(153)	—	349	3,925

Financing activities
Proceeds from borrowings on notes payable	—	7,087	—	—	—	7,087
Principal payments on notes payable	—	(52,797)	—	—	—	(52,797)
Net cash paid for repurchase of senior notes	—	(31,268)	—	—	—	(31,268)
Minority interest contributions, net	—	—	—	—	2,633	2,633
Intercompany receivables/payables	—	(362)	1,437	37	(1,112)	—
Advances to affiliates	—	—	(19)	1,889	(1,870)	—

Net cash (used in) provided by financing activities	—	(77,340)	1,418	1,926	(349)	(74,345)

Net (decrease) increase in cash and cash equivalents	—	(45,748)	20	(573)	—	(46,301)
Cash and cash equivalents at beginning of year	—	115,247	111	2,229	—	117,587

Cash and cash equivalents at end of year	$—	$69,499	$131	$1,656	$—	$71,286

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Construction Notes Payable

At December 31, 2010, the Company had two construction notes payable totaling $22.9 million. One of the notes matures in July 2011 and bears interest at rates based on either LIBOR or prime with an interest rate floor of 6.5% and an outstanding principal balance of $13.9 million as of December 31, 2010. Interest is calculated on the average daily balance and is paid following the end of each month. While the Company was previously required to maintain minimum tangible net worth of $90.0 million under this note, the Company and the lender have amended the note to eliminate the tangible net worth covenant in exchange for a principal payment of $2.0 million. As a result of the payment of $2.0 million, which was made in April 2011, the outstanding principal balance is $11.9 million. The Company is currently in negotiations with the lender to extend the maturity of the loan and to modify the covenants.

The other construction note had a remaining balance at December 31, 2010 of $9.0 million. This note was previously due to mature in July 2010; however, in conjunction with a partial payment of principal on that loan, the Company and the lender entered into a new loan agreement in 2010 for the then remaining outstanding principal of $10.0 million, which will mature in May 2015. The new loan pays interest monthly at a fixed rate of 12.5%, with quarterly principal payments of $500,000 beginning in July 2010. The interest rate decreases to 10.0% when the principal balance is reduced to $7.5 million.

Seller Financing

At December 31, 2010, the Company had $7.6 million of notes payable outstanding related to a land acquisition for which seller financing was provided, which is included in notes payable in the accompanying consolidated balance sheet. The seller financing note is due at various dates through 2012 and bear interest at 7.0%. Interest is calculated on the principal balance outstanding and is accrued and paid to the seller at the time each residential unit is closed. In addition, the Company makes an annual interest payment on the outstanding principal balance related to any remaining residential units.

Prime Interest Rates

The prime interest rates at December 31, 2010, 2009 and 2008 were 3.25%, 3.25% and 3.25%, respectively. The weighted-average prime interest rates for each of the three years ended December 31, 2010, 2009 and 2008 were 3.25%, 3.25% and 5.09%, respectively.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7 — Fair Value of Financial Instruments

In accordance with FASB ASC Topic 820 Fair Value Measurements and Disclosure, the Company is required to disclose the estimated fair value of financial instruments. As of December 31, 2010, the Company used the following assumptions to estimate the fair value of each type of financial instrument for which it is practicable to estimate:

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

•

Senior Secured Term Loan — As reported in an affiliate of the lender’s Annual Report on Form 10-k for the year ending December 31, 2010, the fair value of the loan is estimated using inputs such as discounted cash flow projections, current interest rates available for similar instruments and other quantitative and qualitative factors, however this amount does not represent the amount the Company expects to pay. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different assumptions or methodologies could have a material effect on the estimated fair value amounts. Fair value includes the carrying amount of the loan plus a portion of the “make-whole” amount as defined in the related loan agreement. In 2009, the circumstances related to the fair value calculation and the potential timing of repayment were very different, and our best estimate of fair value was the carrying amount.

•	Senior Notes Payable — The Senior Notes are traded over the counter and their fair values were based upon quotes from industry sources, as of December 31, 2010.

The estimated fair values of financial instruments are as follows (in thousands):

	December 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and equivalents	$71,286	$71,286	$117,587	$117,587
Financial liabilities:
Construction notes payable	$22,899	$22,899	$64,227	$42,149
Seller financing	7,642	7,642	—	—
Senior Secured Term Loan due 2014	$206,000	$230,800	$206,000	$206,000
7 5/8% Senior Notes due 2012	$66,704	$56,785	$67,204	$42,943
10 3/4% Senior Notes due 2013	$138,619	$119,933	$168,158	$120,233
7 1/2% Senior Notes due 2014	$77,867	$56,049	$84,701	$59,291

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the fair-value measurements of its non-financial assets for the year ended December 31, 2010:

	Fair Value Hierarchy	Fair Value at Measurement Date(1)	Impairment Charges for the Year Ended December 31, 2010(1)
	(in thousands)
Land under development and homes completed and under construction(2)	Level 3	$122,270	$80,197
Inventory held-for-sale(3)	Level 3	$48,445	$31,663

(1)	Amounts represent the aggregate fair values for communities where the Company recognized noncash inventory impairment charges during the year ended December 31, 2010.

(2)

In accordance with FASB ASC 360-10-35, inventory under this caption with a carrying value of $202.5 million was written down to its fair value of $122.3 million, resulting in total impairments of $80.2 million for the year ended December 31, 2010.

(3)

In accordance with FASB ASC 360-10-35, inventory under this caption with a carrying value of $80.1 million was written down to its fair value of $48.4 million, resulting in total impairments of $31.7 million for the year ended December 31, 2010.

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Incentive Compensation Plans

In 2008, the Compensation Committee established a bonus plan at the recommendation of the CEO and COO to help retain key employees during challenging economic times and taking into account the likelihood the Company would not be profitable. The final year that bonuses correlated to the performance of the Company was 2008. The plan established a maximum bonus for the CEO and COO equal to the greater of 50% of salary or 3% of pre-tax, pre-bonus income, with a target bonus of 50% of salary. The plan established a maximum bonus for the EVP - CAO and the EVP - Business Development Operations equal to the greater of 50% of salary or 1% of pre-tax, pre-bonus income, with a target bonus of 50% of salary. The plan established a maximum bonus for the SVP - CFO equal to the greater of 50% of salary or ½% of pre-tax, pre-bonus income, with a target bonus of 50% of salary.

In 2009, the Compensation Committee did not establish a bonus plan at the beginning of the year, due to the state of the economy and the industry. Management believed it was in the best interests of the Company to wait until the end of 2009 to determine bonus awards based on the Company’s operating results and cash position, as well as individual employee performance. The Compensation Committee approved bonuses to employees and named executive officers on a subjective basis based on the recommendations of the CEO and COO.

In 2010, the Compensation Committee established a bonus plan at the recommendation of the CEO and COO to improve the likelihood of employee retention. The plan established a maximum bonus for the CEO and COO equal to the greater of 50% of salary or 3% of pre-tax, pre-bonus income, with a target bonus of 0% of salary. The plan established a maximum bonus for the EVP equal to 300% of salary, with a target bonus of 100% of salary, and for the VP - CFO, a maximum bonus equal to 250% of salary, with a target bonus of 85% of salary, and for the regional and divisional presidents a maximum bonus equal to 300% of salary, with a target bonus of 150% of salary. The intent of this plan was to allow annual adjustment of the target bonus within the parameters established by the plan based on the expected performance of the Company, changes in the homebuilding market and trends in industry compensation.

Also in 2010, the Compensation Committee approved a project completion bonus program, as discussed below, which replaced the Company’s policy of awarding bonuses based on divisional or Company-wide pre-tax, pre-bonus income, and awards bonuses based on the net profit of a project, from inception to the close out of the final unit. The CEO and COO are the only executive officers whose bonus is directly tied to the performance of the Company.

Project Completion Bonus Plan

Effective May 4, 2010, the Company adopted its Project Completion Bonus Plan (the “Plan”). Under the Plan, with respect to any project, subject to the terms of the Plan and subject to the participant remaining in continuous service with the Company throughout the applicable project, a participant will be entitled to receive a bonus (in addition to any other bonus which such participant may receive) equal to the applicable percentage of the net profits (as defined in the Plan) from the applicable project, generally as follows:

PARTICIPANT	APPLICABLE PERCENTAGE	APPLICABLE PROJECTS
Executive Vice President	0.875%	All Projects
Chief Financial Officer	0.5%	All Projects
Senior Vice President of Finance	0.5%	All Projects
Division President	1.25%	Projects in President’s division
Division President	0.25%	Projects in all other divisions
Senior Vice President of Operations	0.75%	Projects in Senior Vice President’s division
Senior Vice President of Operations	0.125%	Projects in all other divisions

The purpose of the Plan is to align the interests of key executives with the interests of the Company’s shareholders. The Company believes this can be accomplished by encouraging key executives of the Company to remain in the service of the Company while working diligently to complete the Company’s projects through the sale, to unrelated parties in the ordinary course of business, of all of the parcels of real property in such projects. Accordingly, under this Plan, each participant who remains in the service of the Company through the completion of certain projects, and who meets the requirements for payment, will receive a bonus measured by the net profits of the projects.

Provided that a participant remains in the continuous service of the Company from the date of the commencement of an applicable project through the date of the completion of the applicable project and thereafter until the date of payment, the participant shall receive a bonus equal to the applicable percentage of the net profits from the project. If the participant is not in continuous service from the commencement of the applicable project through the date of the completion of the applicable project, and until the date on which the bonus with respect to such applicable project is paid, the participant’s entitlement to receive the bonus shall be forfeited.

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

The following summarizes the benefit (provision) for income taxes (in thousands):

	Year Ended December 31,
	2010	2009	2008
Current
Interest on uncertain tax positions	$75	$108	$—
Federal	347	101,810	41,602
State	(10)	(10)	(10)

	$412	$101,908	$41,592

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Income taxes differ from the amounts computed by applying the applicable federal statutory rates due to the following (in thousands):

	Year Ended December 31,
	2010	2009	2008
Provision for federal income taxes at the statutory rate	$48,019	$42,852	$53,630
Provision for state income taxes, net of federal income tax benefits	(6)	(6)	(6)
Valuation allowance	(47,949)	60,015	(94,607)
Increase of deferred tax assets as a result of revocation of “S” corporation election	—	—	86,113
Goodwill impairment	—	—	(2,064)
Other	348	(953)	(1,474)

	$412	$101,908	$41,592

Temporary differences giving rise to deferred income taxes consist of the following (in thousands):

	December 31,
	2010	2009
Deferred tax assets
Reserves deducted for financial reporting purposes not allowable for tax purposes	$52,539	$21,810
Compensation deductible for tax purposes when paid	586	468
State income tax provisions deductible when paid for federal tax purposes	3	3
Effect of book/tax differences for joint ventures	2,046	4,567
Other	320	311
AMT credit carryover	2,698	2,698
Net operating loss	76,374	48,482
Valuation allowance	(125,773)	(71,160)

	8,793	7,179
Deferred tax liabilities
Effect of book/tax differences for joint ventures	(6,027)	(5,962)
Effect of book/tax differences for capped interest/G&A	(2,766)	(1,217)

	(8,793)	(7,179)

	$—	$—

On November 6, 2009, an expanded carry back election was signed into law as part of the Worker, Homeownership, and Business Assistance Act of 2009. As a result of this legislation, the Company elected to carry back for five years the taxable losses generated in 2009. As of December 31, 2009, The Company recorded an income tax refund receivable and the related income tax benefit of $101.8 million. The Company received the tax refund during the first quarter of 2010. As of December 31, 2010, the Company received an additional refund related to the 2009 loss carry back of $347,000 and recorded the related income tax benefit as of December 31, 2010.

In assessing the realizability of deferred tax assets, management considers whether it is “more likely than not” that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers taxable income in carry back years, the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. The expanded carry back election provided in legislation, effective November 6, 2009, allowed the recording of the deferred tax assets on the books; however, as of December 31, 2009, due to uncertainties surrounding the realization of the cumulative federal and state deferred tax assets, the Company had a full valuation allowance against the deferred tax assets. The valuation allowances for the years ending December 31, 2010, 2009 and 2008 were $125.8 million, $71.2 million and $123.3 million, respectively.

At December 31, 2010, the Company had gross federal and state net operating loss carry forwards totaling approximately $115.5 million and $386.3 million, respectively. Federal net operating loss carry forwards begin to expire in 2028; state net operating loss carry forwards begin to expire in 2013.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In addition, as of December 31, 2010, the Company has unused built-in losses of $7.9 million which are available to offset future income and expire in 2011. The Company’s ability to utilize the foregoing tax benefits will depend upon the amount of its future taxable income and may be limited under certain circumstances.

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

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”) which is now codified as FASB ASC Topic 740, Income Taxes. FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be considered “more-likely-than-not” to be sustained upon examination by taxing authorities. The Company has taken positions in certain taxing jurisdictions for which it is more likely than not that previously unrecognized tax benefits will be recognized. In addition, the Company has elected to recognize interest and penalties related to uncertain tax positions in the income tax provision. In accordance with the provisions of FASB ASC Topic 740, effective January 1, 2007, the Company recorded an income tax refund receivable of $5.7 million and recognized the associated tax benefit as an increase in additional paid-in capital. In connection therewith, the Company recorded interest receivable of $1.1 million and recognized the associated tax benefit as an increase in retained earnings. Since recording the income tax refund, the Company has received refunds and accrued additional interest, leaving approximately $5.2 million of income tax refunds and interest receivable on the consolidated balance sheet at December 31, 2009. As of December 31, 2010, the Company received the tax refund and accrued interest. At January 1, 2007, and for the years ended December 31, 2007 through December 31, 2010, the Company has no unrecognized tax benefits.

In compliance with the Company’s election to recognize interest income (expense) and penalties related to uncertain tax positions in the income tax provision, $75,000 of interest income related to the income tax refund receivable, recorded under the provisions of FASB ASC 740, is included in the benefit from income taxes of $412,000 for the twelve months ended December 31, 2010.

The estimated overall effective tax rate for the years ending December 31, 2010, 2009 and 2008 were .01%, 83.2% and 27.1%, respectively.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is subject to U.S. federal income tax examination for calendar tax years ending 2004 through 2010. The Company is subject to various state income tax examinations for calendar tax years ending 2005 through 2010.

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

For the years ended December 31, 2010, 2009 and 2008, the Company incurred reimbursable on-site labor costs of $217,000, $197,000 and $176,000, respectively, for providing customer service to real estate projects developed by entities controlled by General William Lyon and William H. Lyon, of which $38,000 and $58,000 was due to the Company at December 31, 2010 and 2009, respectively. The Company earned fees of $36,000 and $64,000, respectively, for tax and accounting services performed for entities controlled by General William Lyon and William H. Lyon during the years ended December 31, 2009 and 2008.

The Company earned fees of $426,000 and $123,000 during the years ended December 31, 2010 and 2009, respectively, related to a Human Resources and Payroll Services contract between the Company and an entity controlled by General William Lyon and William H. Lyon. Effective April 1, 2011, the Company and this entity amended the Human Resources and Payroll Services contract to provide that the affiliate will now pay to the Company a base monthly fee of $21,335 and a variable monthly fee equal to $23 multiplied by the number of active employees employed by such entity (which will initially result in a variable monthly fee of approximately $8,000). The amended contract also provides that the Company will be reimbursed by such affiliate for a pro rata share of any bonuses paid to the Company’s Human Resources staff (other than any bonus paid to the Vice President of Human Resources). The Company believes that the compensation being paid to it for the services provided to the affiliate is at a market rate of compensation, and that as a result of the fees that are paid to the Company under this contract, the overall cost to the Company of its Human Resources department will be reduced.

In each of the three years ended December 31, 2010, 2009 and 2008, the Company incurred charges of $0.8 million related to rent on the Company’s corporate office, from a trust of which William H. Lyon is the sole beneficiary.

Effective September 1, 2004, the Company entered into an aircraft consulting and management agreement with an affiliate (the “Affiliate”) of General William Lyon to operate and manage the Company’s aircraft. The terms of the agreement provide that the Affiliate shall consult and render its advice and management services to the Company with respect to all functions necessary to the operation, maintenance and administration of the aircraft. The Company’s business plan for the aircraft includes (i) use by Company executives for traveling on Company business to the Company’s divisional offices and other destinations, (ii) charter service to outside third parties and (iii) charter service to General William Lyon personally. Charter services for outside third parties are contracted for at market rates. As compensation to the Affiliate for its management and consulting services under the agreement, the Company pays the Affiliate a fee equal to (i) the amount equal to 107% of compensation paid by the Affiliate for the pilots supplied pursuant to the agreement, (ii) $50 per operating hour for the aircraft and (iii) $9,000 per month for hangar rent. In addition, all maintenance work, inspections and repairs performed by the Affiliate on the aircraft are charged to the Company at the Affiliate’s published rates for maintenance, inspection and repairs in effect at the time such work is completed. The total expenses incurred by the Company and paid to the Affiliate under the agreement amounted to $0.8 million and $1.6 million during the years ended December 31, 2009 and 2008, respectively.

Effective July 1, 2006, General William Lyon entered into a time sharing agreement (“the Agreement”) with the Company pertaining to his personal use of the aircraft. The agreement calls for General William Lyon to reimburse the company for all costs incurred by the Company during his personal flights plus a surcharge on fuel consumption of two times the cost. Pursuant to the Agreement, the Company earned revenue of $53,000 and $368,000 for charter services provided to General William Lyon personally, for the years ended December 31, 2009 and 2008, respectively.

On September 3, 2009, Presley CMR, Inc., a California corporation (“Presley CMR”) and wholly owned subsidiary of California Lyon, entered into an Aircraft Purchase and Sale Agreement (“PSA”) with an affiliate of General William Lyon to sell the aircraft described above. The PSA provides for an aggregate sales price for the Aircraft of $8.3 million (which value was the appraised fair market value of the Aircraft), which consists of: (i) cash in the amount of $2.1 million which was paid at closing and (ii) a promissory note from the affiliate in the amount of $6.2 million, which is included in receivables in the accompanying consolidated balance sheet. The closing of this sale occurred on September 9, 2009. The Company recorded a loss on the sale of the Aircraft totaling $3.0 million, which is included in other loss in the accompanying statement of operations for the year ended December 31, 2009.

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

issued by the Emerging Issues Task Force of the Financial Accounting Standards Board on May 21, 1992, now codified as FASB ASC Topic 970-470, Real Estate – Debt, and recorded as liabilities in the Company’s consolidated balance sheet, if the amounts are fixed and determinable.

As of December 31, 2010, the Company had $0.6 million in deposits as collateral for outstanding irrevocable standby letters of credit to guarantee the Company’s financial obligations under certain contractual arrangements in the normal course of business. The standby letters of credit were secured by cash as reflected as restricted cash on the accompanying consolidated balance sheet. The beneficiary may draw upon these letters of credit in the event of a contractual default by the Company relating to each respective obligation. These letters of credit generally have a stated term of 12 months and have varying maturities throughout 2011, at which time the Company may be required to renew to coincide with the term of the respective arrangement.

The Company also had outstanding performance and surety bonds of $90.7 million at December 31, 2010 related principally to its obligations for site improvements at various projects. The Company does not believe that draws upon these bonds, if any, will have a material effect on the Company’s financial position, results of operations or cash flows.

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

See Note 6, “Notes Payable and Senior Notes” for additional information relating to the Company’s guarantee arrangements.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12 — Unaudited Summarized Quarterly Financial Information

Summarized unaudited quarterly financial information for the years ended December 31, 2010, 2009, and 2008 is as follows (in thousands except per common share amounts):

	Three Months Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Sales	$43,163	$86,692	$75,253	$89,590
Cost of sales	(31,362)	(72,368)	(62,134)	(80,313)

Gross (loss) profit	11,801	14,324	13,119	9,277
Other income, costs and expenses, net	(20,320)	(18,983)	(21,161)	(123,924)

(Loss) income before benefit from income taxes	(8,519)	(4,659)	(8,042)	(114,647)
Benefit from income taxes	65	—	—	347

Consolidated net (loss) income	(8,454)	(4,659)	(8,042)	(114,300)
Less: net loss (income) – non-controlling interest	(30)	121	29	(1,451)

Net (loss) income	$(8,484)	$(4,538)	$(8,013)	$(115,751)

	Three Months Ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Sales	$69,339	$77,407	$67,213	$95,284
Cost of sales	(95,124)	(60,501)	(49,025)	(146,476)

Gross (loss) profit	(25,785)	16,906	18,188	(51,192)
Other income, costs and expenses, net	(43,408)	22,770	(29,908)	(30,432)

(Loss) income before benefit from income taxes	(69,193)	39,676	(11,720)	(81,624)
Benefit from income taxes	22	—	56	101,830

Consolidated net (loss) income	(69,171)	39,676	(11,664)	20,206
Less: net loss (income) – non-controlling interest	170	(289)	27	520

Net (loss) income	$(69,001)	$39,387	$(11,637)	$20,726

	Three Months Ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Sales	$137,437	$140,089	$102,168	$146,384
Cost of sales	(132,669)	(134,693)	(88,812)	(130,701)

Gross profit	4,768	5,396	13,356	15,683
Other income, costs and expenses, net	(48,091)	(45,116)	(53,824)	(55,848)

Loss before benefit from income taxes	(43,323)	(39,720)	(40,468)	(40,165)
Benefit from income taxes	41,592	—	—	—

Consolidated net loss	(1,731)	(39,720)	(40,468)	(40,165)
Less: net loss (income) – non-controlling interest	925	790	(628)	9,359

Net loss	$(806)	$(38,930)	$(41,096)	$(30,806)

EXHIBIT INDEX

Exhibit Number	Description
3.1(2)	Certificate of Incorporation of William Lyon Homes, a Delaware corporation.
3.2(1)	Certificate of Ownership and Merger.
3.3(13)	Certificate of Ownership and Merger.
3.4(13)	Certificate of Amendment of Certificate of Incorporation.
3.5(2)	Bylaws of William Lyon Homes, a Delaware corporation.
4.1(11)	Indenture dated as of March 17, 2003 among William Lyon Homes, Inc., the Guarantors (as defined therein), and U.S. Bank National Association, as Trustee (including form of notes and guarantees).
4.2(8)

Supplemental Indenture dated as of December 13, 2004 between Lyon East Garrison Company I, LLC, a California limited liability company, as Guarantor, and U.S. Bank National Association, as Trustee (supplementing the Indenture dated as of March 17, 2003 among William Lyon Homes, Inc., a California corporation, the Guarantors (as defined therein), and U.S. Bank National Association, as Trustee).

4.3(12)

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
4.5(8)

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

4.6(12)

Supplemental Indenture dated as of January 1, 2005 between The Ranch Golf Club, LLC, a California limited liability company, as Guarantor, and U.S. Bank National Association, as Trustee (supplementing the Indenture dated as of February 6, 2004 among William Lyon Homes, Inc., a California corporation, the Guarantors (as defined therein), and U.S. Bank National Association, as Trustee).

4.7(7)	Indenture dated as of November 22, 2004 among William Lyon Homes, Inc., the Guarantors (as defined therein), and U.S. Bank National Association, as Trustee (including form of notes and guarantees).
4.8(8)

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

4.9(12)

Supplemental Indenture dated as of January 1, 2005 between The Ranch Golf Club, LLC, a California limited liability company, as Guarantor, and U.S. Bank National Association, as Trustee (supplementing the Indenture dated as of November 22, 2004 among William Lyon Homes, Inc., a California corporation, the Guarantors (as defined therein), and U.S. Bank National Association, as Trustee).

10.1(6)

Revolving Line of Credit Loan Agreement, dated as of March 11, 2003, by and among Moffett Meadows Partners, LLC, a Delaware limited liability company, as borrower, and California Bank & Trust, a California banking corporation, and the other financial institutions named therein, as lenders.

10.2(6)	Joinder Agreement to Reimbursement and Indemnity Agreement, entered into as of March 25, 2003, by William Lyon Homes, a Delaware corporation.
10.3(15)

Senior Secured Term Loan Agreement dated as of October 20, 2009 by and between William Lyon Homes, Inc., (“Borrower”) and COLFIN WLH Funding, LLC, as Administrative Agent (“Admin Agent”), COLFIN WLH Funding, LLC, as Initial Lender and Lead Arranger (“COLFIN”).

10.4(9)	Form of Indemnity Agreement, between William Lyon Homes, a Delaware corporation, and the directors and officers of William Lyon Homes.
10.5(9)

Property Management Agreement between Corporate Enterprises, Inc., a California corporation (Owner) and William Lyon Homes, Inc., a California corporation (Manager) dated and effective November 5, 1999.

10.6(9)	Warranty Service Agreement between Corporate Enterprises, Inc., a California corporation and William Lyon Homes, Inc., a California corporation dated and effective November 5, 1999.
10.7(4)	Option Agreement and Escrow Instructions between William Lyon Homes, Inc., a California corporation and Lathrop Investment, L.P., a California limited partnership, dated as of October 24, 2000.
10.8(13)	Description of 2007 Cash Bonus Plan.
10.9(13)	2007 Senior Executive Bonus Plan.
10.10(10)	Standard Industrial/Commercial Single-Tenant Lease – Net between William Lyon Homes, Inc. and a trust of which William H. Lyon is the sole beneficiary.

Exhibit Number	Description
10.11(5)	The Presley Companies Non-Qualified Retirement Plan for Outside Directors.
10.12(14)

Third Extension and Modification agreement dated May 19, 2008, by and between Circle G at the Church Farm North Joint Venture, LLC, an Arizona limited liability company, and California National Bank, a national banking association.

10.13(16)	Aircraft Purchase and Sale Agreement dated as of September 3, 2009 (“Effective Date”), by and between Presley CMR, Inc., and Martin Aviation, Inc., or its designee.
10.14(16)	Secured Promissory Note dated September 9, 2009 from Martin Aviation, Inc., a California corporation (“Maker”) payable to William Lyon Homes, Inc., a California corporation (“Holder”).
10.15(16)	Aircraft Mortgage and Security Agreement between Martin Aviation, Inc., a California corporation and William Lyon Homes, Inc., dated as of September 9, 2009.
10.16(17)	Project Completion Bonus Plan.
10.17(18)

First Amendment to Senior Secured Term Loan Agreement dated as of March 18, 2011 by and between William Lyon Homes, Inc., (“Borrower”) and COLFIN WLH Funding, LLC, as Administrative Agent (“Admin Agent”), COLFIN WLH Funding, LLC, as Initial Lender and Lead Arranger (“COLFIN”).

12.1(19)	Statement of computation of ratio of earnings to fixed charges.
21.1(19)	List of Subsidiaries of William Lyon Homes, a Delaware corporation.
31.1(19)	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
31.2(19)	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
32.1(19)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
32.2(19)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Current Report on Form 8-K of William Lyon Homes, a Delaware corporation (the “Company”) filed January 5, 2000 and incorporated herein by this reference.
(2)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-4, and amendments thereto (SEC Registration No. 333-88569), and incorporated herein by this reference.
(3)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.
(4)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 and incorporated herein by this reference.
(5)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by this reference.
(6)	Previously filed as an exhibit to Amendment No. 3 to the Company’s Registration Statement on Form S-4 (File No. 333-114691) filed July 15, 2004 and incorporated herein by this reference.
(7)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed November 23, 2004 and incorporated herein by this reference.
(8)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (SEC Registration No. 333-121346) filed December 16, 2004 and incorporated herein by this reference.
(9)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by this reference.
(10)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by this reference.
(11)

Previously filed as an exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-4 (SEC Registration No. 333-121346) filed January 10, 2005 and incorporated herein by this reference.

(12)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed November 14, 2005 and incorporated herein by this reference.
(13)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.
(14)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on May 28, 2008 and incorporated herein by reference.
(15)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on October 22, 2009 and incorporated herein by reference.
(16)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on September 10, 2009 and incorporated herein by reference.

(17)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on September 20, 2010 and incorporated herein by reference.
(18)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on March 21, 2011 and incorporated herein by reference.
(19)	Filed herewith.