Form 10-Q
period 2011-03-31
WILLIAM LYON HOMES
filed 2011-05-31
CIK 1095996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at May 25, 2011
Common stock, par value $.01	1,000

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

Actual events and results may differ materially from those expressed or forecasted in the forward-looking statements due to a number of factors. The principal factors that could cause the Company’s actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, worsening in general economic conditions either nationally or in regions in which the Company operates, worsening in the markets for residential housing, further decline in real estate values resulting in further impairment of the Company’s real estate assets, volatility in the banking industry and credit markets, terrorism or other hostilities involving the United States, whether an ownership change occurred which could, under certain circumstances, have resulted in the limitation of the Company’s ability to offset prior years’ taxable income with net operating losses, changes in home mortgage interest rates, changes in generally accepted accounting principles or interpretations of those principles, changes in prices of homebuilding materials, labor shortages, adverse weather conditions, the occurrence of events such as landslides, soil subsidence and earthquakes that are uninsurable, not economically insurable or not subject to effective indemnification agreements, changes in governmental laws and regulations, inability to comply with financial and other covenants under the Company’s debt instruments, whether the Company is able to refinance the outstanding balances of its debt obligations at their maturity, the timing of receipt of regulatory approvals and the opening of projects and the availability and cost of land for future growth. These and other risks and uncertainties are more fully described in Item 1A. “Risk Factors” as contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. While it is impossible to identify all such factors, factors which could cause actual results to differ materially from those estimated by the Company include, but are not limited to, those factors or conditions described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Company’s past performance or past or present economic conditions in the Company’s housing markets are not indicative of future performance or conditions. Investors are urged not to place undue reliance on forward-looking statements. In addition, the Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to projections over time unless required by federal securities law.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

WILLIAM LYON HOMES

CONSOLIDATED BALANCE SHEETS

(in thousands except number of shares and par value per share)

	March 31, 2011	December 31, 2010
	(unaudited)
ASSETS
Cash and cash equivalents — Notes 1 and 6	$45,447	$71,286
Restricted cash — Note 1	641	641
Receivables	16,861	18,499
Real estate inventories — Notes 2 and 4
Owned	501,252	488,906
Not owned	47,408	55,270
Property & equipment, less accumulated depreciation of $4,515 and $4,816 at March 31, 2011 and December 31, 2010, respectively	1,159	1,230
Deferred loan costs	11,516	12,404
Other assets	3,264	768

	$627,548	$649,004

LIABILITIES AND EQUITY
Accounts payable	$8,526	$6,904
Accrued expenses	40,401	41,722
Liabilities from inventories not owned — Note 9	47,408	55,270
Notes payable — Note 5	29,115	30,541
Senior Secured Term Loan due October 20, 2014 — Note 5	206,000	206,000
7 5/8% Senior Notes due December 15, 2012 — Note 5	66,704	66,704
10 3/4% Senior Notes due April 1, 2013 — Note 5	138,688	138,619
7 1/2% Senior Notes due February 15, 2014 — Note 5	77,867	77,867

	614,709	623,627

Commitments and contingencies — Note 9

Equity:
Stockholders’ equity
Common stock, par value $.01 per share; 3,000 shares authorized; 1,000 shares outstanding at March 31, 2011 and December 31, 2010, respectively	—	—
Additional paid-in capital	48,867	48,867
Accumulated deficit	(46,278)	(35,053)

	2,589	13,814
Noncontrolling interest — Note 2	10,250	11,563

	12,839	25,377

	$627,548	$649,004

See accompanying notes.

WILLIAM LYON HOMES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2011	2010
Operating revenue
Home sales	$36,574	$37,862
Construction services — Note 1	2,226	5,301

	38,800	43,163

Operating costs
Cost of sales — homes	(31,885)	(31,362)
Construction services — Note 1	(1,837)	(3,247)
Sales and marketing	(4,089)	(3,587)
General and administrative	(7,200)	(6,002)
Other	(562)	(894)

	(45,573)	(45,092)

Equity in income of unconsolidated joint ventures	207	412

Operating loss	(6,566)	(1,517)
Interest expense, net of amounts capitalized	(4,778)	(7,094)
Other income, net	167	92

Loss before benefit from income taxes	(11,177)	(8,519)

Benefit from income taxes — Note 8	—	65

Consolidated net loss	(11,177)	(8,454)
Less: Net income — noncontrolling interest	(48)	(30)

Net loss attributable to William Lyon Homes	$(11,225)	$(8,484)

See accompanying notes.

WILLIAM LYON HOMES

CONSOLIDATED STATEMENT OF EQUITY

Three Months Ended March 31, 2011

(in thousands)

(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Non- Controlling Interest	Total
	Shares	Amount
Balance — December 31, 2010	1	$—	$48,867	$(35,053)	$11,563	$25,377
Net (loss) income	—	—	—	(11,225)	48	(11,177)
Cash distributions from members of consolidated entities, net	—	—	—	—	(1,361)	(1,361)

Balance — March 31, 2011	1	$—	$48,867	$(46,278)	$10,250	$12,839

See accompanying notes.

WILLIAM LYON HOMES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2011	2010
Operating activities
Consolidated net loss	$(11,177)	$(8,454)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Depreciation and amortization	74	135
Equity in income of unconsolidated joint ventures	(207)	(412)
Loss on disposition of fixed asset	—	110
Benefit from income taxes	—	(65)
Net changes in operating assets and liabilities:
Restricted cash	—	(4)
Receivables	1,638	(222)
Income tax refunds receivable	—	107,054
Real estate inventories — owned	(12,277)	(70,630)
Deferred loan costs	888	833
Other assets	(2,455)	9,069
Accounts payable	1,622	(1,694)
Accrued expenses	(1,321)	4,484

Net cash (used in) provided by operating activities	(23,215)	40,204

Investing activities
Investments in and advances to unconsolidated joint ventures	—	(40)
Distributions of income from unconsolidated joint ventures	166	392
Purchases of property and equipment, net	(3)	(21)

Net cash provided by investing activities	163	331

Financing activities
Proceeds from borrowing on notes payable, net	—	4,590
Principal payments on notes payable	(1,426)	(12,449)
Noncontrolling interest (distributions) contributions, net	(1,361)	737

Net cash used in financing activities	(2,787)	(7,122)

Net (decrease) increase in cash and cash equivalents	(25,839)	33,413
Cash and cash equivalents — beginning of period	71,286	117,587

Cash and cash equivalents — end of period	$45,447	$151,000

Supplemental disclosures of non-cash items:
Net change in real estate inventories not owned and liabilities from inventories not owned	$7,862	$—

Increase in real estate inventories owned and seller note payable	$—	$10,652

See accompanying notes

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 — Basis of Presentation and Significant Accounting Policies

Operations

William Lyon Homes, a Delaware corporation, and subsidiaries (the “Company”) are primarily engaged in designing, constructing and selling single family detached and attached homes in California, Arizona and Nevada.

Basis of Presentation

The unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The consolidated financial statements included herein should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The interim consolidated financial statements have been prepared in accordance with the Company’s customary accounting practices. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a presentation in accordance with U.S. generally accepted accounting principles have been included. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

The preparation of the Company’s financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities as of March 31, 2011 and December 31, 2010 and revenues and expenses for the periods presented. Accordingly, actual results could differ from those estimates. The significant accounting policies using estimates include real estate inventories and cost of sales, impairment of real estate inventories, warranty reserves, loss contingencies, sales and profit recognition, income taxes, and accounting for variable interest entities. The current economic environment increases the uncertainty inherent in these estimates and assumptions.

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

Financial Condition and Liquidity

For the period ended March 31, 2011, the Company incurred net loss of $11.2 million. As discussed in Note 5 to “Notes to Consolidated Financial Statements”, the Company has certain financial covenants with its lenders, including a tangible net worth covenant of $75.0 million, relating to the Senior Secured Term Loan due 2014 (the “Term Loan”) and the Senior Notes. As of March 31, 2011, the tangible net worth of the Company was $1.3 million.

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

Under the indentures governing the Company’s Senior Notes (the “Senior Notes Indentures”), if the Company’s consolidated tangible net worth falls below $75.0 million for any two consecutive fiscal quarters, California Lyon will be required to make an offer to purchase up to 10% of each class of Senior Notes originally issued at a purchase price equal to 100% of the principal amount, plus accrued and unpaid interest, if any. Any such offer to purchase must be made within 65 days after the second quarter ended for which the Company’s tangible net worth is less than $75.0 million. However, California Lyon may reduce the principal amount of the notes to be purchased by the aggregate principal amount of all notes previously redeemed.

The Company’s consolidated tangible net worth was less than $75.0 million for the quarters ended December 31, 2010 and March 31, 2011. The Company has determined and calculated that California Lyon’s redemptions of Senior Notes during the period from 2008 to 2010 would reduce California Lyon’s repurchase obligations as follows: California Lyon would not be obligated to repurchase any of its 7 5/8% Senior Notes due 2012 (the “7 5/8% Senior Notes”), as a result of California Lyon’s previous redemption of $83.3 million in aggregate principal amount of the 7 5/8% Senior Notes; California Lyon would not be obligated to repurchase any of the 10 3/4% Senior Notes due 2013 (the “10 3/4% Senior Notes”), as a result of California Lyon’s previous redemption of $110.7 million in aggregate principal amount of its 10 3/4% Senior Notes; and California Lyon would not be obligated to repurchase any of its 7 1/2% Senior Notes due 2014 (the “7 1/2% Senior Notes”) as a result of California Lyon’s previous redemption of $72.1 million in aggregate principal amount of the 7 1/2% Senior Notes.

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

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

The Company believes the debt markets are a viable option due to the growing demand for high yield paper in 2011, according to a publication by a global investment bank (unaudited), as evidenced by $105.8 billion in high yield paper issued through April 2011 in the U.S. market, which is 16% more than had been placed through the same time period in 2010. For the year ended December 31, 2010, high yield paper saw a record $259.3 billion placed in the U.S. market. Additionally, high yield mutual funds have reported year to date 2011 inflows of $9.0 billion after 2010 inflows of $12.2 billion. The Company has also identified other competitors that received financing to repay or extend existing maturities.

Management of the Company continues to analyze its liquidity based on its current capital structure and existing cash forecast as well as factoring in the potential of acceleration of the Term Loan. Management believes it has adequate sources of liquidity to fund the Company and meet its obligations for at least the next year, from the date of this filing. Also, the Company is evaluating sales of certain real estate inventories to generate the cash necessary to repay the Term Loan, should an extension not be reached. The Company’s balance of real estate inventories owned at March 31, 2011 was $501.3 million.

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

	March 31
	2011	2010
Warranty liability, beginning of period	$16,341	$21,365
Warranty provision during period	432	356
Warranty payments during period	(1,428)	(1,582)
Warranty charges related to pre-existing warranties during period	379	580

Warranty liability, end of period	$15,724	$20,719

Interest incurred under the Term Loan, the 7 5/8% Senior Notes, 10 3/4% Senior Notes, 7 1/2% Senior Notes and other notes payable, as more fully discussed in Note 5 of “Notes to Consolidated Financial Statements”, is capitalized to qualifying real estate projects under development. Any additional interest charges related to real estate projects not under development are expensed in the period incurred. During the three months ended March 31, 2011 and 2010, the Company recorded $4.8 million and $7.1 million, respectively, of interest expense, related to a lesser amount of real estate assets which qualify for interest capitalization relative to the interest incurred on the Company’s outstanding debt.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Construction Services

The Company accounts for construction management agreements using the Percentage of Completion Method in accordance with FASB ASC Topic 605 Revenue Recognition (“ASC 605”). Under ASC 605, the Company records revenues and expenses as work on a contracted project progresses, and based on the percentage of costs incurred to date compared to the total estimated costs of the contract. Based on the provisions of ASC 605, the Company has recorded construction services revenues and expenses of $2.2 million and $1.8 million respectively for the three months ended March 31, 2011 and $5.3 million and $3.2 million respectively, for the three months ended March 31, 2010, in the accompanying consolidated statement of operations.

The Company entered into construction management agreements to build, sell and market homes in certain communities. For such services, the Company will receive fees (generally 3 to 5 percent of the sales price, as defined) and may, under certain circumstances, receive additional compensation if certain financial thresholds are achieved.

Cash and Cash Equivalents

Short-term investments with a maturity of three months or less when purchased are considered cash equivalents. The Company’s cash and cash equivalents balance exceeds federally insurable limits as of March 31, 2011. The Company monitors the cash balances in its operating accounts and adjusts the cash balances as appropriate; however, these cash balances could be negatively impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts.

Restricted Cash

Restricted cash consists of deposits made by the Company to a bank account as collateral for the use of letters of credit to guarantee the Company’s financial obligations under certain other contractual arrangements in the normal course of business. Under the terms of the Term Loan disclosed in Note 5, all of the Company’s standby letters of credit are secured by cash.

Use of Estimates

The preparation of the Company’s financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities as of March 31, 2011 and December 31, 2010 and revenues and expenses for the three months ended March 31, 2011 and 2010. Accordingly, actual results could differ from those estimates. The significant accounting policies using estimates include real estate inventories and cost of sales, impairment of real estate inventories, warranty reserves, loss contingencies, sales and profit recognition, and accounting for variable interest entities. The current economic environment increases the uncertainty inherent in these estimates and assumptions.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Subsequent Events

The Company follows the guidance in ASC Topic 855. Subsequent Events (“ASC 855”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 sets forth (i) the period after the balance sheet date during which management of a reporting entity evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. Pursuant to ASC 855 the Company’s management has evaluated subsequent events through the date that the consolidated financial statements were issued for the period ended March 31, 2011.

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

In 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the IASB (the Boards) on fair value measurement and results in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” ASU 2011-04 is effective during interim and annual periods beginning after December 15, 2011. The effect of adoption of these provisions on the Company’s consolidated financial statements has not yet been analyzed.

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

As of March 31, 2011, the assets and liabilities of the consolidated VIEs totaled $14.2 million and $0.8 million, respectively. In addition, the Company’s interest in the consolidated VIEs is $3.1 million and the members’ interest in the consolidated VIEs is $10.3 million, which is reported as noncontrolling interest on the accompanying consolidated balance sheet.

As of December 31, 2010, the assets and liabilities of the consolidated VIEs totaled $15.4 million and $0.8 million, respectively. In addition, the Company’s interest in the consolidated VIEs was $3.1 million and the members’ interest in the consolidated VIEs was $11.6 million, which is reported as noncontrolling interest on the accompanying consolidated balance sheet.

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Segment financial information relating to the Company’s homebuilding operations was as follows:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Homebuilding revenues:
Southern California	$20,141	$21,381
Northern California	9,403	7,947
Arizona	3,453	4,099
Nevada	3,577	4,435

Total homebuilding revenues	$36,574	$37,862

	Three Months Ended March 31,
	2011	2010
	(in thousands)
(Loss) income before benefit from income taxes:
Southern California	$(2,532)	$(4,664)
Northern California	(1,224)	711
Arizona	(777)	(1,023)
Nevada	(2,394)	(1,010)
Corporate	(4,250)	(2,533)

Total homebuilding loss before benefit from income taxes	$(11,177)	$(8,519)

	March 31, 2011	December 31, 2010
	(in thousands)
Homebuilding assets:
Southern California	$232,512	$239,510
Northern California	58,147	60,542
Arizona	201,008	194,635
Nevada	65,458	58,827
Corporate (1)	70,423	95,490

Total homebuilding assets	$627,548	$649,004

(1)	Comprised primarily of cash, receivables, deferred loan costs and other assets.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 4 — Real Estate Inventories

Real estate inventories consist of the following (in thousands):

	March 31, 2011	December 31, 2010
Inventories owned: (1)
Deposits	$28,589	$27,939
Land and land under development	306,884	298,677
Homes completed and under construction	118,382	114,592
Model homes	47,397	47,698

Total	$501,252	$488,906

Inventories not owned: (2)
Other land options contracts - land banking arrangement	$47,408	$55,270

(1)	Beginning in 2008, the Company temporarily suspended all development, sales and marketing activities at certain projects which were in various stages of development. Management of the Company concluded that this strategy was necessary under the prevailing market conditions and would allow the Company to market the properties at some future time when market conditions may have improved. Certain of these projects were restarted beginning in 2010; and, as markets continue to improve, management continues to evaluate and analyze the marketplace to potentially activate temporarily suspended projects in 2011 and beyond. The Company has incurred costs related to these certain projects of $14.3 million as of March 31, 2011, of which $9.0 million is included in Land and land under development and $5.3 million is included in Model homes. The Company may bring more of these projects to market in 2011.
(2)	Represents the consolidation of a land banking arrangement which does not obligate the Company to purchase the lots, however, based on certain factors, the Company has determined it is economically compelled to purchase the lots in the land banking arrangement and has been consolidated. Amounts are net of deposits.

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

Management assesses land deposits for impairment when estimated land values are deemed to be less than the agreed upon contract price. The Company considers changes in market conditions, the timing of land purchases, the ability to renegotiate with land sellers the terms of the land option contracts in question, the availability and best use of capital, and other factors. The Company records abandoned land deposits and related pre-acquisition costs in cost of sales-lots, land and other in the consolidated statements of operations in the period that it is abandoned. During the three months ended March 31, 2011 and 2010, the Company did not record any impairments related to abandoned land deposits (not under land banking arrangements) and related pre-acquisition costs.

Note 5 — Senior Notes and Secured Indebtedness

As of March 31, 2011, the Company had the following outstanding Term Loan, 7 5/8% Senior Notes, 10 3/4% Senior Notes and 7 1/2% Senior Notes (in thousands):

Senior Secured Term Loan due October 20, 2014	$206,000
7 5/8% Senior Notes due December 15, 2012	66,704
10 3/4% Senior Notes due April 1, 2013	138,688
7 1/2% Senior Notes due February 15, 2014	77,867

$489,259

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

The Term Loan Agreement provides for a first lien secured loan of $206.0 million, secured by substantially all of the assets of California Lyon, the Company (excluding stock in California Lyon and other specified excluded assets) and certain wholly-owned subsidiaries. The Term Loan is guaranteed by the Company.

California Lyon received the first installment of $131.0 million in October 2009, and its second installment of $75.0 million in December 2009. Under the Term Loan Agreement, California Lyon is restricted from future borrowings, and, if necessary, will be required to repay existing borrowings in order to maintain required loan-to-value ratios such that: (i) the aggregate amount of outstanding loans under the Term Loan Agreement may not exceed 60% of the aggregate value of the properties securing the facility, with valuation based on the lower of appraised value (if any) and discounted net present value of the cash flows, and (ii) the aggregate amount of secured debt may not exceed 60% of the aggregate value of the properties owned by California Lyon and its subsidiaries, with valuation based on the lower of appraised value (if any) and discounted net present value of the cash flows. California Lyon is currently in compliance with the above requirements. The net proceeds to the Company from the first installment of the Term Loan, after giving effect to attorney fees, loan fees and other miscellaneous costs associated with the loan transaction, and repayment of the revolving credit facilities and redemption of the Senior Notes, were $34.6 million. A portion of the $75.0 million proceeds from the second installment was used to fund additional land acquisitions in 2009 and 2010.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The Term Loan bears interest at a rate of 14.0%. However, the Term Loan Agreement also provides that, upon any repayment of any portion of the principal amount under the Term Loan (whether or not at maturity), California Lyon will pay an exit fee equal to the difference (if positive) between (x) the interest that would have been accrued and been then payable on the repaid portion if the interest rate under the Term Loan Agreement were 15.625% and (y) the internal rate of return realized by the Lenders on such repaid portion, taking into account all cash amounts actually received by the Lenders with respect thereto other than any make whole payments described below.

Based on the current outstanding balance of the Term Loan, interest payments are $28.8 million annually.

Upon any prepayment of any portion of the Term Loan prior to its scheduled maturity (other than any prepayment required in connection with a payment of all or any portion of the outstanding principal balance of any of the Senior Notes Indentures), the Term Loan Agreement provides that California Lyon make a “make whole payment” equal to an amount, if positive, of the present value of all future payments of interest which would become due with respect to such prepaid amount from the date of prepayment thereof through and including the maturity date, discounted at a rate of 14%.

The Term Loan is scheduled to mature on October 20, 2014; however, in the event that any portion of the outstanding principal amounts (the “Repaid Senior Note Principal”) of the Senior Notes is repaid (whether or not at maturity), the Lenders may elect to require California Lyon to repay that portion of the outstanding loan as bears the same ratio to the entire Term Loan outstanding as the Repaid Senior Note Principal bears to the entire amounts then outstanding under all of the Senior Notes Indentures. All or a portion of the Term Loan may also be accelerated upon certain other events described in the Term Loan Agreement. The lenders waived the requirement for such repayment in connection with the Senior Note redemptions which occurred from 2008 to 2010 and which are described below.

The Term Loan Agreement requires that the Company’s Minimum Tangible Net Worth (as defined therein) not fall below $75.0 million at the end of any two consecutive fiscal quarters. However, as discussed below, the Company has obtained temporary relief with respect to this covenant. The Term Loan Agreement also contains covenants that limit the ability of California Lyon and the Company to, without prior approval from Lenders, among other things: (i) incur liens; (ii) incur additional indebtedness; (iii) transfer or dispose of assets; (iv) merge, consolidate or alter their line of business; (v) guarantee obligations; (vi) engage in affiliated party transactions; (vii) declare or pay dividends or make other distributions or repurchase stock; (viii) make advances, loans or investments; (ix) repurchase debt (including under the Senior Notes Indentures); and (x) engage in change-of-control transactions.

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

Under the Term Loan, the Company is required to comply with a number of covenants, the most restrictive of which require the Company to maintain:

•	A tangible net worth, as defined, of at least $75.0 million (this covenant was modified as described below);

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The Company’s covenant compliance for the Term Loan at March 31, 2011 is detailed in the table set forth below (dollars in millions):

Covenant and Other Requirements	Actual at March 31, 2011	Covenant Requirements at March 31, 2011
Tangible Net Worth (1)	$1.3	≥$75.0
Ratio of Term Loan to Borrowing Base	49.4%	≤60%
Secured Indebtedness (as a percentage of collateral value)	54.9%	≤60%
Excluded Assets	$12.0	≤$20.0

(1)	Tangible Net Worth was calculated based on the stated amount of equity less intangible assets of $11.5 million as of March 31, 2011. This covenant has been amended as described below.

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

Except as noted above, as of and for the period ending March 31, 2011, the Company is in compliance with the covenants under the Term Loan.

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

7 5/8% Senior Notes

On November 22, 2004, California Lyon issued $150.0 million principal amount of the 7 5/8% Senior Notes, resulting in net proceeds to the Company of approximately $148.5 million. Of the initial $150.0 million, $66.7 million in aggregate principal amount remained outstanding as of March 31, 2011 and the date hereof. In August 2010, the Company redeemed, in a privately negotiated transaction, $0.5 principal amount of its outstanding 7 5/8% Senior Notes at a cost of $0.4 million plus accrued interest.

Interest on the 7 5/8% Senior Notes is payable semi-annually on December 15 and June 15 of each year. Based on the current outstanding principal amount of the 7 5/8% Senior Notes, the Company’s semi-annual interest payments are $2.5 million.

The 7 5/8% Senior Notes are redeemable at the option of California Lyon, in whole or in part, at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest, if any.

10 3/4% Senior Notes

On March 17, 2003, California Lyon issued $250.0 million of the 10 3/4% Senior Notes at a price of 98.493% to the public, resulting in net proceeds to the Company of approximately $246.2 million. The redemption price reflected a discount to yield 11% under the effective interest method, and the notes have been reflected net of the unamortized discount in the consolidated balance sheet. Of the initial $250.0 million, $138.7 million aggregate principal amount remained outstanding as of March 31, 2011 and the date hereof. In July 2010, the Company redeemed, in a privately negotiated transaction, $10.5 million principal amount of its outstanding 10 3/4% Senior Notes at a cost of $9.0 million plus accrued interest. In August 2010, the Company redeemed, in privately negotiated transactions, $19.5 million principal amount of its outstanding 10 3/4% Senior Notes at a cost of $16.9 million plus accrued interest.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Interest on the 10 3/4% Senior Notes is payable on April 1 and October 1 of each year. Based on the current outstanding principal amount of the 10 3/4% Senior Notes, the Company’s semi-annual interest payments are $7.4 million.

The 10 3/4% Senior Notes are redeemable at the option of California Lyon, in whole or in part, at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest, if any.

7 1/2% Senior Notes

On February 6, 2004, California Lyon issued $150.0 million principal amount of the 7 1/2% Senior Notes, resulting in net proceeds to the Company of approximately $147.6 million. Of the initial $150.0 million, $77.9 million aggregate principal amount remained outstanding as of March 31, 2011 and the date hereof. In August 2010, the Company redeemed, in a privately negotiated transaction, $6.8 million principal amount of its outstanding 7 1/2% Senior Notes at a cost of $5.1 million plus accrued interest.

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

Upon a change of control as described in the Senior Notes Indentures, California Lyon will be required to offer to purchase the Senior Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest, if any.

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

The Company’s tangible net worth was less than $75.0 million as of December 31, 2010 and March 31, 2011. However, the Company has determined and calculated that California Lyon’s redemptions of Senior Notes during the period from 2008 to 2010 would reduce California Lyon’s repurchase obligations as follows: California Lyon would not be obligated to repurchase any of the 7 5/8% Senior Notes, as a result of California Lyon’s previous redemption of $83.3 million in aggregate principal amount of the 7 5/8% Senior Notes; California Lyon would not be obligated to repurchase any of the 10 3/4% Senior Notes, as a result of California Lyon’s previous redemption of $110.7 million in aggregate principal amount of the 10 3/4% Senior Notes; and California Lyon would not be obligated to repurchase any of the 7 1/2% Senior Notes, as a result of California Lyon’s previous redemption of $72.1 million in aggregate principal amount of the 7 1/2% Senior Notes.

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

As of and for the period ending March 31, 2011, the Company was in compliance with the Senior Note covenants.

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

Also, during 2009 the Company redeemed, in privately negotiated transactions, a total of $103.7 million principal amount of the outstanding Senior Notes at a cost of $62.1 million, plus accrued interest. The net gain resulting from the redemption, after giving effect to amortization of related deferred loan costs, was $41.1 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition and Liquidity” and Note 5 of “Notes to Consolidated Financial Statements” for more information relating to the Term Loan of the Company.

In October 2008, the Company redeemed, in privately negotiated transactions, $71.9 million principal amount of the outstanding Senior Notes at a cost of $16.7 million, plus accrued interest. The net gain resulting from the redemption, after giving effect to amortization of related deferred loan costs, was $54.0 million.

Construction Notes Payable

At March 31, 2011, the Company had two construction notes payable totaling $22.4 million. One of the notes matures in July 2011 and bears interest at rates based on either LIBOR or prime with an interest rate floor of 6.5% and an outstanding principal balance of $13.9 million as of March 31, 2011. Interest is calculated on the average daily balance and is paid following the end of each month. While the Company was previously required to maintain minimum tangible net worth of $90.0 million under this note, the Company and the lender have amended the note to eliminate the tangible net worth covenant in exchange for a principal payment of $2.0 million. As a result of the payment of $2.0 million, which was made in April 2011, the outstanding principal balance is $11.9 million. The Company is currently in negotiations with the lender to extend the maturity of the loan and to modify the covenants.

The other construction note had a remaining balance at March 31, 2011 of $8.5 million. This note was previously due to mature in July 2010; however, in conjunction with a partial payment of principal on that loan, the Company and the lender entered into a new loan agreement in 2010 for the then remaining outstanding principal of $10.0 million, which will mature in May 2015. The new loan bears interest payable monthly at a fixed rate of 12.5%, with quarterly principal payments of $500,000 beginning in July 2010. The interest rate decreases to 10.0% when the principal balance is reduced to $7.5 million.

Seller Financing

At March 31, 2011, the Company had $6.7 million of notes payable outstanding related to a land acquisition for which seller financing was provided, which is included in notes payable in the accompanying consolidated balance sheet. The seller financing note is due at various dates through 2012 and bears interest at 7.0%. Interest is calculated on the principal balance outstanding and is accrued and paid to the seller at the time each residential unit is closed. In addition, the Company makes an annual interest payment on the outstanding principal balance related to any remaining residential units.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

CONSOLIDATING BALANCE SHEET

March 31, 2011

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
ASSETS
Cash and cash equivalents	$—	$44,107	$111	$1,229	$—	$45,447
Restricted cash	—	641	—	—	—	641
Receivables	—	13,397	314	3,150	—	16,861
Real estate inventories
Owned	—	491,162	—	10,090	—	501,252
Not owned	—	47,408	—	—	—	47,408
Property and equipment, net	—	1,159	—	—	—	1,159
Deferred loan costs	—	11,516	—	—	—	11,516
Other assets	—	3,112	152	—	—	3,264
Investments in subsidiaries	2,589	3,280	—	—	(5,869)	—
Intercompany receivables	—	—	203,396	12	(203,408)	—

	$2,589	$615,782	$203,973	$14,481	$(209,277)	$627,548

LIABILITIES AND EQUITY
Accounts payable	$—	$7,977	$22	$527	$—	$8,526
Accrued expenses	—	40,104	226	71	—	40,401
Liabilities from inventories not owned	—	47,408	—	—	—	47,408
Notes payable	—	29,115	—	—	—	29,115
Senior Secured Term Loan	—	206,000	—	—	—	206,000
7 5/8% Senior Notes	—	66,704	—	—	—	66,704
10 3/4% Senior Notes	—	138,688	—	—	—	138,688
7 1/2% Senior Notes	—	77,867	—	—	—	77,867
Intercompany payables	—	203,055	—	353	(203,408)	—

Total liabilities	—	816,918	248	951	(203,408)	614,709
Equity
Stockholders’ equity (accumulated deficit)	2,589	(201,136)	203,725	13,530	(16,119)	2,589
Noncontrolling interest	—	—	—	—	10,250	10,250

	$2,589	$615,782	$203,973	$14,481	$(209,277)	$627,548

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING BALANCE SHEET

December 31, 2010

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
ASSETS
Cash and cash equivalents	$—	$69,499	$131	$1,656	$—	$71,286
Restricted cash	—	641	—	—	—	641
Receivables	—	15,034	316	3,149	—	18,499
Real estate inventories
Owned	—	478,010	—	10,896	—	488,906
Not owned	—	55,270	—	—	—	55,270
Property and equipment, net	—	1,230	—	—	—	1,230
Deferred loan costs	—	12,404	—	—	—	12,404
Other assets	—	612	156	—	—	768
Investments in subsidiaries	13,814	3,286	—	—	(17,100)	—
Intercompany receivables	—	—	203,480	12	(203,492)	—

	$13,814	$635,986	$204,083	$15,713	$(220,592)	$649,004

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$—	$6,221	$27	$656	$—	$6,904
Accrued expenses	—	41,435	216	71	—	41,722
Liabilities from inventories not owned	—	55,270	—	—	—	55,270
Notes payable	—	30,541	—	—	—	30,541
Senior Secured Term Loan	—	206,000	—	—	—	206,000
7 5/8% Senior Notes	—	66,704	—	—	—	66,704
10 3/4% Senior Notes	—	138,619	—	—	—	138,619
7 1/2% Senior Notes	—	77,867	—	—	—	77,867
Intercompany payables	—	203,355	—	137	(203,492)	—

Total liabilities	—	826,012	243	864	(203,492)	623,627
Equity
Stockholders’ equity (accumulated deficit)	13,814	(190,026)	203,840	14,849	(28,663)	13,814
Noncontrolling interest	—	—	—	—	11,563	11,563

	$13,814	$635,986	$204,083	$15,713	$(220,592)	$649,004

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended March 31, 2011

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$31,691	$3,453	$1,430	$—	$36,574
Construction services	—	2,226	—	—	—	2,226
Management fees	—	65	—	—	(65)	—

	—	33,982	3,453	1,430	(65)	38,800

Operating costs
Cost of sales	—	(27,575)	(3,179)	(1,196)	65	(31,885)
Construction services	—	(1,837)	—	—	—	(1,837)
Sales and marketing	—	(3,636)	(267)	(186)	—	(4,089)
General and administrative	—	(7,126)	(73)	(1)	—	(7,200)
Other	—	(562)	—	—	—	(562)

	—	(40,736)	(3,519)	(1,383)	65	(45,573)

Equity in income of unconsolidated joint ventures	—	207	—	—	—	207

Loss from subsidiaries	(11,225)	(71)	—	—	11,296	—

Operating (loss) income	(11,225)	(6,618)	(66)	47	11,296	(6,566)
Interest expense, net of amounts capitalized	—	(4,778)	—	—	—	(4,778)
Other income (expense), net	—	218	(47)	(4)	—	167

Consolidated net (loss) income	(11,225)	(11,178)	(113)	43	11,296	(11,177)
Less: Net income—noncontrolling interest	—	—	—	—	(48)	(48)

Net (loss) income attributable to William Lyon Homes	$(11,225)	$(11,178)	$(113)	$43	$11,248	$(11,225)

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended March 31, 2010

(in thousands)

	Unconsolidated				Eliminating Entries	Consolidated Company
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Operating revenue
Sales	$—	$33,763	$4,099	$—	$—	$37,862
Construction services	—	5,301	—	—	—	5,301

	—	39,064	4,099	—	—	43,163

Operating costs
Cost of sales	—	(27,510)	(3,880)	28	—	(31,362)
Construction services	—	(3,247)	—	—	—	(3,247)
Sales and marketing	—	(3,336)	(229)	(22)	—	(3,587)
General and administrative	—	(5,919)	(74)	(9)	—	(6,002)
Other	—	(894)	—	—	—	(894)

	—	(40,906)	(4,183)	(3)	—	(45,092)

Equity in income of unconsolidated joint ventures	—	412	—	—	—	412

Loss from subsidiaries	(8,484)	(62)	(2)	—	8,548	—

Operating loss	(8,484)	(1,492)	(86)	(3)	8,548	(1,517)
Interest expense, net of amounts capitalized	—	(7,094)	—	—	—	(7,094)
Other income (expense), net	—	99	(60)	53	—	92

(Loss) income before benefit from income taxes	(8,484)	(8,487)	(146)	50	8,548	(8,519)
Benefit from income taxes	—	65	—	—	—	65

Consolidated net (loss) income	(8,484)	(8,422)	(146)	50	8,548	(8,454)
Less: Net income—noncontrolling interest	—	—	—	—	(30)	(30)

Net (loss) income attributable to William Lyon Homes	$(8,484)	$(8,422)	$(146)	$50	$8,518	$(8,484)

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2011

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating activities
Net (loss) income	$(11,225)	$(11,178)	$(113)	$43	$11,296	$(11,177)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	—	60	14	—	—	74
Equity in income of unconsolidated joint ventures	—	(207)	—	—	—	(207)
Equity in loss of subsidiaries	11,225	71	—	—	(11,296)	—
Net changes in operating assets and liabilities:
Receivables	—	1,637	2	(1)	—	1,638
Real estate inventories—owned	—	(13,083)	—	806	—	(12,277)
Deferred loan costs	—	888	—	—	—	888
Other assets	—	(2,459)	4	—	—	(2,455)
Accounts payable	—	1,756	(5)	(129)	—	1,622
Accrued expenses	—	(1,331)	10	—	—	(1,321)

Net cash (used in) provided by operating activities	—	(23,846)	(88)	719	—	(23,215)

Investing activities
Net change in investment in and advances to unconsolidated joint ventures	—	166	—	—	—	166
Purchases of property and equipment	—	11	(14)	—	—	(3)
Investments in subsidiaries	—	(65)	—	—	65	—

Net cash provided by (used in) investing activities	—	112	(14)	—	65	163

Financing activities
Principal payments on notes payable	—	(1,426)	—	—	—	(1,426)
Noncontrolling interest contributions, net	—	—	—	—	(1,361)	(1,361)
Advances to affiliates	—	—	(2)	(1,362)	1,364	—
Intercompany receivables/payables	—	(232)	84	216	(68)	—

Net cash (used in) provided by financing activities	—	(1,658)	82	(1,146)	(65)	(2,787)

Net decrease in cash and cash equivalents	—	(25,392)	(20)	(427)	—	(25,839)
Cash and cash equivalents at beginning of period	—	69,499	131	1,656	—	71,286

Cash and cash equivalents at end of period	$—	$44,107	$111	$1,229	$—	$45,447

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2010

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating activities
Net (loss) income	$(8,484)	$(8,422)	$(146)	$50	$8,548	$(8,454)
Adjustments to reconcile net (loss) income to net cash provided (used in) by operating activities:
Depreciation and amortization	—	96	39	—	—	135
Equity in income of unconsolidated joint ventures	—	(412)	—	—	—	(412)
Loss on disposition of fixed asset	—	—	110	—	—	110
Equity in loss of subsidiaries	8,484	62	2	—	(8,548)	—
Benefit from income taxes	—	(65)	—	—	—	(65)
Net changes in operating assets and liabilities:
Restricted cash	—	(4)	—	—	—	(4)
Receivables	—	(144)	1	(79)	—	(222)
Income tax refund receivable	—	107,054	—	—	—	107,054
Real estate inventories—owned	—	(70,239)	—	(391)	—	(70,630)
Deferred loan costs	—	833	—	—	—	833
Other assets	—	9,474	6	(411)	—	9,069
Accounts payable	—	(1,548)	(74)	(72)	—	(1,694)
Accrued expenses	—	4,597	(113)	—	—	4,484

Net cash provided by (used in) operating activities	—	41,282	(175)	(903)	—	40,204

Investing activities
Net change in investment in and advances to unconsolidated joint ventures	—	352	—	—	—	352
Purchases of property and equipment	—	105	(126)	—	—	(21)
Investments in subsidiaries	—	(77)	(2)	—	79	—
Advances to affiliates	—	—	—	—	—	—

Net cash provided by (used in) investing activities	—	380	(128)	—	79	331

Financing activities
Proceeds from borrowings on notes payable	—	4,590	—	—	—	4,590
Principal payments on notes payable	—	(12,449)	—	—	—	(12,449)
Noncontrolling interest contributions, net	—	—	—	—	326	326
Advances to affiliates	—	—	—	731	(731)	—
Intercompany receivables/payables	—	(254)	320	19	326	411

Net cash (used in) provided by financing activities	—	(8,113)	320	750	(79)	(7,122)

Net increase (decrease) in cash and cash equivalents	—	33,549	17	(153)	—	33,413
Cash and cash equivalents at beginning of period	—	115,247	111	2,229	—	117,587

Cash and cash equivalents at end of period	$—	$148,796	$128	$2,076	$—	$151,000

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 6 — Fair Value of Financial Instruments

In accordance with FASB ASC Topic 820 Fair Value Measurements and Disclosure, the Company is required to disclose the estimated fair value of financial instruments. As of March 31, 2011, the Company used the following assumptions to estimate the fair value of each type of financial instrument for which it is practicable to estimate:

•	Cash and Cash Equivalents — The carrying amount is a reasonable estimate of fair value. The Company’s cash balances primarily consist of short-term liquid investments and demand deposits.

•

Construction Notes Payable — For certain notes, the carrying amount is a reasonable estimate of fair value because the maturities occur within one year. Certain other notes were discounted at an interest rate that is commensurate with market rates of similar secured real estate financing.

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

•	Senior Notes Payable — The Senior Notes are traded over the counter and their fair values were based upon quotes from industry sources, as of March 31, 2011.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The estimated fair values of financial instruments are as follows (in thousands):

	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and equivalents	$45,447	$45,447	$71,286	$71,286
Financial liabilities:
Construction notes payable	$22,399	$22,465	$22,899	$22,899
Seller financing	6,716	6,716	7,642	7,642
Senior Secured Term Loan due 2014	$206,000	$230,800	$206,000	$230,800
7 5/8% Senior Notes due 2012	$66,704	$58,408	$66,704	$56,785
10 3/4% Senior Notes due 2013	$138,688	$112,782	$138,619	$119,933
7 1/2 % Senior Notes due 2014	$77,867	$56,191	$77,867	$56,049

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Non-financial Instruments

The Company adopted ASC 820 in 2008; however, disclosure of certain non-financial portions of the statement were deferred until the 2009 reporting period. These non-financial homebuilding assets are those assets for which the Company recorded valuation adjustments during the first half of 2009 on a nonrecurring basis. See Note 4, “Real Estate Inventories” for further discussion of the valuation of real estate inventories and within “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Note 7 — Related Party Transactions

For the three months ended March 31, 2011 and 2010, the Company incurred reimbursable on-site labor costs of $45,000 and $62,000, respectively, for providing customer service to real estate projects developed by entities controlled by William Lyon and William H. Lyon. At March 31, 2011 and December 31, 2010, $30,000 and $38,000, respectively, was due to the Company for reimbursable on-site labor costs.

The Company earned fees of $92,000 and $155,000 during the periods ended March 31, 2011 and 2010, respectively, related to a Human Resources and Payroll Services contract between the Company and an entity controlled by General William Lyon and William H. Lyon. Effective April 1, 2011, the Company and this entity amended the Human Resources and Payroll Services contract to provide that the affiliate will now pay to the Company a base monthly fee of $21,335 and a variable monthly fee equal to $23 multiplied by the number of active employees employed by such entity (which will initially result in a variable monthly fee of approximately $8,000). The amended contract also provides that the Company will be reimbursed by such affiliate for a pro rata share of any bonuses paid to the Company’s Human Resources staff (other than any bonus paid to the Vice President of Human Resources). The Company believes that the compensation being paid to it for the services provided to the affiliate is at a market rate of compensation, and that as a result of the fees that are paid to the Company under this contract, the overall cost to the Company of its Human Resources department will be reduced.

On September 3, 2009, Presley CMR, Inc., a California corporation (“Presley CMR”) and wholly owned subsidiary of California Lyon, entered into an Aircraft Purchase and Sale Agreement (“PSA”) with an affiliate of General William Lyon to sell the aircraft described above. The PSA provided for an aggregate purchase price for the Aircraft of $8.3 million, (which value was the appraised fair market value of the Aircraft), which consists of: (i) cash in the amount of $2.1 million to be paid at closing and (ii) a promissory note from the affiliate in the amount of $6.2 million, which is included in receivables in the accompanying consolidated balance sheet at March 31, 2011 and December 31, 2010. The Company receives semiannual interest payments of approximately $132,000 in March and September, the most recent payment was received in March 2011. The note is due in September 2016.

For the three months ended March 31, 2011 and 2010, the Company incurred charges of $197,000 and $197,000, respectively, related to rent on its corporate office, from a trust of which William H. Lyon is the sole beneficiary. The Company is considering its options in light of current usage and market conditions.

Note 8 — Income Taxes

On November 6, 2009, an expanded carry back election was signed into law as part of the Worker, Homeownership, and Business Assistance Act of 2009. As a result of this legislation, the Company elected to carry back for five years the taxable losses generated in 2009. In March 2010, the Company received a tax refund of $102.1 million.

The Company accounts for income taxes in accordance with FASB ASC Topic 740, Income Taxes (“ASC 740”). ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be considered “more-likely-than-not” to be sustained upon examination by taxing authorities. The Company has taken positions in certain taxing jurisdictions for which it is more likely than not that previously unrecognized tax benefits will be recognized. In addition, the Company has elected to recognize interest and penalties related to uncertain tax positions in the income tax provision. In accordance with the provisions of ASC 740, effective January 1, 2007, the Company recorded an income tax refund receivable of $5.7 million and recognized the associated tax benefit as an increase in additional paid-in capital. In connection therewith, the Company recorded interest receivable of $1.1 million and recognized the associated tax benefit as an increase in retained earnings. Since recording the income tax refund, the Company has received refunds and accrued additional interest, leaving approximately $5.2 million of income tax refunds and interest receivable on the consolidated balance sheet at December 31, 2009. The Company received the balance of the refunds and interest, totaling $5.2 million in the first quarter of 2010. At December 31, 2010 and March 31, 2011, the Company has no unrecognized tax benefits.

        As of January 1, 2011, the Company has gross federal and state net operating loss carry forwards totaling approximately $115.5 million and $386.3 million respectively. Federal net operating loss carry forwards will begin to expire in 2028; state net operating loss carry forwards begin to expire in 2013.

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The Company has federal alternative minimum tax credit carry forwards totaling $2.7 million which do not expire.

In addition, as of January 1, 2011, the Company has unused built-in losses of $7.9 million which are available to offset future income and expire in 2011. The Company’s ability to utilize the foregoing tax benefits will depend upon the amount of its future taxable income and may be limited under certain circumstances.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is subject to U.S. federal income tax examination for calendar tax years ending 2004 through 2010. The Company is subject to various state income tax examinations for calendar tax years ending 2006 through 2010.

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

As of March 31, 2011, the Company had $0.6 million in deposits as collateral for outstanding irrevocable standby letters of credit to guarantee the Company’s financial obligations under certain contractual arrangements in the normal course of business. The standby letters of credit were secured by cash as reflected as restricted cash on the accompanying consolidated balance sheet. The beneficiary may draw upon these letters of credit in the event of a contractual default by the Company relating to each respective obligation. These letters of credit generally have a stated term of 12 months and have varying maturities throughout 2011, at which time the Company may be required to renew to coincide with the term of the respective arrangement.

The Company also had outstanding performance and surety bonds of $84.7 million at March 31, 2011 related principally to its obligations for site improvements at various projects. The Company does not believe that draws upon these bonds, if any, will have a material effect on the Company’s financial position, results of operations or cash flows.

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

Land Banking Arrangements

The Company enters into purchase agreements with various land sellers. As a method of acquiring land in staged takedowns, thereby minimizing the use of funds from the Company’s available cash or other corporate financing sources and limiting the Company’s risk, the Company transfers the Company’s right in such purchase agreements to entities owned by third parties (“land banking arrangements”). These entities use equity contributions and/or incur debt to finance the acquisition and development of the previous land being purchased. The entities grant the Company an option to acquire lots in staged takedowns. In consideration for this option, the Company makes a non-refundable deposit of 15% to 25% of the total purchase price. The Company is under no obligation to purchase the balance of the lots, but would forfeit remaining deposits and could be subject to penalties if the lots were not purchased. The Company does not have legal title to these

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

entities or their assets and has not guaranteed their liabilities. These land banking arrangements help the Company manage the financial and market risk associated with land holdings. FASB ASC Topic 810 requires the consolidation of the assets, liabilities and operations of the Company’s land banking arrangements that are VIEs, of which none existed at March 31, 2011.

The Company participates in one land banking arrangement, which is not a VIE in accordance with FASB ASC Topic 810, but which is consolidated in accordance with FASB ASC Topic 470, Debt. Under the provisions of FASB ASC Topic 470, the Company has determined it is economically compelled, based on certain factors, to purchase the land in the land banking arrangement. The Company has recorded the remaining purchase price of the land of $47.4 million, which is included in real estate inventories not owned and liabilities from inventories not owned in the accompanying consolidated balance sheet as of March 31, 2011.

In 2011, the Company purchased 23 lots from its land banking arrangement for a total purchase price of $7.9 million. In conjunction with the purchase, the Company reduced real estate inventories not owned and liabilities from inventories not owned in the amount of $7.9 million.

Summary information with respect to the Company’s consolidated land banking arrangement is as follows as of March 31, 2011 (dollars in thousands):

Total number of land banking projects	1

Total number of lots	625

Total purchase price	$161,465

Balance of lots still under option and not purchased:
Number of lots	225

Purchase price	$47,408

Forfeited deposits if lots are not purchased	$25,234

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

WILLIAM LYON HOMES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The following discussion of results of operations and financial condition should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1, as well as the information presented in the Annual Report on Form 10-K for the year ended December 31, 2010.

Results of Operations

Since early 2006, the U.S. housing market has been negatively impacted by declined consumer confidence, restrictive mortgage standards, and large supplies of foreclosure, resale and new homes, among other factors. When combined with a prolonged economic downturn, high unemployment levels, and uncertainty in the U.S. economy, these conditions have contributed to decreased demand for housing, declining sales prices, and increasing pricing pressure, which hinders the Company’s ability to attract new home buyers. As a result, the Company has experienced operating losses, beginning in 2007 and continuing into 2011. Such losses resulted from a combination of reduced homebuilding gross margins, losses on land sales to generate cash flow and significant non-cash impairment losses on real estate assets. On November 6, 2009, the Worker, Homeownership, and Business Assistance Act of 2009 (“the Act”) was enacted into law, which extended and expanded the homebuyer federal tax credit until April 30, 2010. The Act, which was applicable to net new home orders under contract by April 30, 2010 and closed by September 30, 2010, favorably impacted our home sales during the early part of 2010, but also contributed to an industry-wide decline in net new home orders in the latter part of 2010 and into 2011.

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

The Company continues to operate with the assumption that difficult market conditions will continue at least during 2011. The Company continues to review acquisitions of select land positions where it makes strategic and economic sense to do so, targeting finished lots in core coastal markets, near high employment centers or transportation corridors. In addition, management continues to evaluate owned lots and land parcels to determine if values support holding the parcels for future project development or selling to generate cash flow.

In Southern California, net new home orders per average sales location decreased to 9.9 during the period ended March 31, 2011 from 14.4 for the same period in 2010. In Northern California, net new home orders per average sales location increased to 9.8 during the 2011 period from 8.3 during the 2010 period. In Arizona, net new home orders per average sales location increased to 15.5 during the period ended March 31, 2011 from 7.3 for the same period in 2010. In Nevada, net new home orders per average sales location increased to 4.2 during the 2011 period from 3.8 during the 2010 period. In Northern California, the cancellation rate decreased to 9% in the 2011 period compared to 11% in the 2010 period. In Arizona, the cancellation rate decreased to 11% in the 2011 period compared to 31% in the 2010 period. In Nevada, the cancelation rate increased to 25% in the 2011 period compared to 21% in the 2010 period. The cancelation rate in Southern California remained unchanged at 17% for the periods ending March 31, 2011 and 2010.

The Company experienced decreased homebuilding gross margin percentages of 12.8% for the period ending March 31, 2011 compared to 17.2% in the 2010 period particularly impacted by a decrease in Southern California’s homebuilding gross margin percentages to 15.3% in the 2011 period compared to 16.4% in the 2010 period and a decrease in Northern California’s homebuilding gross margin percentages to 8.8% in the 2011 period compared to 26.5% in the 2010 period. In Arizona, homebuilding gross margin percentages increased to 9.0% in the 2011 period from 5.8% in the 2010 period. In Nevada, homebuilding gross margin percentages decreased to 13.0% in the 2011 period from 14.5% in the 2010 period.

Comparisons of Three Months Ended March 31, 2011 to March 31, 2010

On a consolidated basis, the number of net new home orders for the three months ended March 31, 2011 decreased 6% to 170 homes from 181 homes for the three months ended March 31, 2010. The number of homes closed on a consolidated basis for the three months ended March 31, 2011, decreased 16% to 111 homes from 132 homes for the three months ended March 31, 2010. On a consolidated basis, the backlog of homes sold but not closed as of March 31, 2011 was 143, down 41% from 243 homes a year earlier. However, the backlog of homes sold but not closed increased 70% from 84 since December 31, 2010.

Homes in backlog are generally closed within three to six months. The dollar amount of backlog of homes sold but not closed on a consolidated basis as of March 31, 2011 was $54.3 million, down 32% from $79.7 million as of March 31, 2010. The cancellation rate of buyers who contracted to buy a home but did not close escrow at the Company’s projects was 15% during the three months ended March 31, 2011 compared to 19% during the three months ended March 31, 2010. The inventory of completed and unsold homes was 54 homes as of March 31, 2011, up slightly from 50 homes at March 31, 2010, however down 50% from 107 homes at December 31, 2010.

The average number of sales locations during the quarter ended March 31, 2011 was 19, consistent with 19 in the comparable period a year ago.

The Company’s number of new home orders per average sales location decreased slightly to 9.0 for the three months ended March 31, 2011 as compared to 9.5 for the three months ended March 31, 2010. This was attributable to Southern California, which decreased from 14.4 per location at March 31, 2010 to 9.9 per location at March 31, 2011, offset by Northern California, which increased to 9.8 per location at March 31, 2011 from 8.3 per location at March 31, 2010, Arizona, which increased to 15.5 per location at March 31, 2011 from 7.3 per location at March 31, 2010, and Nevada, which increased to 4.2 per location during the 2011 period compared to 3.8 per location in the 2010 period.

	Three Months Ended March 31,		Increase (Decrease)
	2011	2010	Amount	%
Number of Net New Home Orders
Southern California	69	115	(46)	(40)%
Northern California	49	25	24	96%
Arizona	31	22	9	41%
Nevada	21	19	2	11%

Total	170	181	(11)	(6)%

Cancellation Rate	15%	19%	(21)%

Net new home orders in each segment, except Southern California, increased period over period. In Southern California, net new home orders decreased 40% from 115 in the 2010 period to 69 in the 2011 period. In Northern California, net new home orders increased 96% from 25 in the 2010 period to 49 in the 2011 period.

Cancellation rates decreased to 15% for the three month period ended March 31, 2011 from 19% for the three month period ended March 31, 2010. The change includes a decrease in Northern California’s cancellation rate to 9% in the 2011 period from 11% in the 2010 period, a decrease in Arizona’s cancellation rate to 11% in the 2011 period from 31% in the 2010 period and an increase in Nevada’s cancellation rate to 25% in the 2011 period from 21% in the 2010 period. The cancellation rate in Southern California remained consistent year over year at 17% for the periods ending March 31, 2011 and 2010.

	Three Months Ended March 31,		Increase (Decrease)
	2011	2010	Amount	%
Average Number of Sales Locations
Southern California	7	8	(1)	(13)%
Northern California	5	3	2	67%
Arizona	2	3	(1)	(33)%
Nevada	5	5	—	0%

Total	19	19	—	0%

The average number of sales locations for the Company remained consistent for the period ending March 31, 2011 compared to the period ending 2010. Northern California increased 67% to 5 for the 2011 period from 3 for the 2010 period. Southern California and Arizona each decreased by one average sales location due to final deliveries in certain projects, offset by the opening of new projects in Southern California.

	March 31,		Increase (Decrease)
	2011	2010	Amount	%
Backlog (units)
Southern California	60	203	(143)	(70)%
Northern California	44	12	32	267%
Arizona	15	18	(3)	(17)%
Nevada	24	10	14	140%

Total	143	243	(100)	(41)%

The Company’s backlog at March 31, 2011 decreased 41% from 243 units at March 31, 2010 to 143 units at March 31, 2011, primarily resulting from a decrease in net new home orders during the period driven by the Southern California division, with a 70% decrease. The decrease in backlog at quarter end reflects a decrease in total net new order activity of 6% to 170 homes in the 2011 period from 181 homes in the 2010 period, and the 16% decrease in the number of homes closed to 111 in the 2011 period from 132 in the 2010 period.

	March 31,		Increase (Decrease)
	2011	2010	Amount	%
	(dollars in thousands)
Backlog (dollars)
Southern California	$30,664	$70,955	$(40,291)	(57)%
Northern California	17,019	3,892	13,127	337%
Arizona	1,971	2,677	(706)	(26)%
Nevada	4,646	2,193	2,453	112%

Total	$54,300	$79,717	$(25,417)	(32)%

The dollar amount of backlog of homes sold but not closed as of March 31, 2011 was $54.3 million, down 32% from $79.7 million as of March 31, 2010. The decrease in backlog during this period reflects a decrease in net new order activity of 6% to 170 homes in the 2011 period compared to 181 homes in the 2010 period. In addition, the dollar amount of backlog is affected by recent average sales prices for new home orders. The Company experienced an increase of 16% in the average sales price of homes in backlog to $379,700 as of March 31, 2011 compared to $328,100 as of March 31, 2010. The decrease in the dollar amount of backlog of homes sold but not closed as described above generally results in a decrease in operating revenues in the subsequent period as compared to the previous period.

In Southern California, the dollar amount of backlog decreased 57% to $30.7 million as of March 31, 2011 from $80.0 million as of March 31, 2010, which is attributable to a 40% decrease in net new home orders in Southern California to 69 homes in the 2011 period compared to 115 homes in the 2010 period, offset by a 46% increase in the average sales price of homes in backlog to $511,100 as of March 31, 2011 compared to $349,500 as of March 31, 2010. In Southern California, the cancellation rate remained unchanged at 17% for the period ended March 31, 2011 and 2010.

In Northern California, the dollar amount of backlog more than tripled to $17.0 million as of March 31, 2011 from $3.9 million as of March 31, 2010, which is attributable to a 96% increase in net new home orders in Northern California to 49 homes in the 2011 period compared to 25 homes in the 2010 period, along with a 19% increase in the average sales price of homes in backlog to $386,800 as of March 31, 2011 compared to $324,300 as of March 31, 2010. In Northern California, the cancellation rate decreased to 9% for the period ended March 31, 2011 from 11% for the period ended March 31, 2010.

In Arizona, the dollar amount of backlog decreased 26% to $2.0 million as of March 31, 2011 from $2.7 million as of March 31, 2010, which is attributable to a 12% decrease in the average sales price of homes in backlog to $131,400 as of March 31, 2011 compared to $148,700 as of March 31, 2010, offset by a 41% increase in net new home orders in Arizona to 31 homes in the 2011 period compared to 22 homes in the 2010 period. In Arizona, the cancellation rate decreased to 11% for the period ended March 31, 2011 from 31% for the period ended March 31, 2010.

In Nevada, the dollar amount of backlog increased 112% to $4.6 million as of March 31, 2011 from $2.2 million as of March 31, 2010, which is attributable to a 140% increase in the number of units in backlog to 24 in the 2011 period from 10 in the 2010 period, along with an 11% increase in net new home orders in Nevada to 21 homes in the 2011 period compared to 19 homes in the 2010 period, offset by a 12% decrease in the average sales price of homes in backlog to $193,600 as of March 31, 2011 compared to $219,300 as of March 31, 2010. In Nevada, the cancellation rate increased to 25% for the period ended March 31, 2011 from 21% for the period ended March 31, 2010.

	Three Months Ended March 31,		Increase (Decrease)
	2011	2010	Amount	%
Number of Homes Closed
Southern California	43	70	(27)	(39)%
Northern California	24	19	5	26%
Arizona	24	21	3	14%
Nevada	20	22	(2)	(9)%

Total	111	132	(21)	(16)%

During the three months ended March 31, 2011, the number of homes closed decreased 16% to 111 in the 2011 period from 132 in the 2010 period. The decrease in home closings is primarily attributable to a 39% decrease in Southern California to 43 homes closed in the 2011 period compared to 70 homes closed in the 2010 period. In addition, the Company was able to convert 100% of its units in backlog at December 31, 2010 into closings during the period ending March 31, 2011.

	Three Months Ended March 31,		Increase (Decrease)
	2011	2010	Amount	%
	(dollars in thousands)
Home Sales Revenue
Southern California	$20,141	$21,381	$(1,240)	(6)%
Northern California	9,403	7,947	1,456	18%
Arizona	3,453	4,099	(646)	(16)%
Nevada	3,577	4,435	(858)	(19)%

Total	$36,574	$37,862	$(1,288)	(3)%

The decrease in homebuilding revenue of 3% to $36.6 million for the period ending 2011 from $37.9 million for the period ending 2010 is primarily attributable to a decrease in the number of homes closed to 111 during the 2011 period from 132 in the 2010 period, offset by an increase in the average sales price of homes closed to $329,500 during the 2011 period from $286,800 during the 2010 period. This increase is attributable to a change in product mix, which included an increase in the number of homes closed with a sale price in excess of $500,000 from zero in the 2010 period to 25 in the 2011 period due to a change in product mix.

	Three Months Ended March 31,		Increase (Decrease)
	2011	2010	Amount	%
Average Sales Price of Homes Closed
Southern California	$468,400	$305,400	$163,000	53%
Northern California	391,800	418,300	(26,500)	(6)%
Arizona	143,900	195,200	(51,300)	(26)%
Nevada	178,900	201,600	(22,700)	(11)%

Total	$329,500	$286,800	$42,700	15%

The average sales price of homes closed during the 2011 period decreased in three segments due primarily to a change in product mix. However, in Southern California the overall average sales price increase is primarily due to a change in product mix, in which the number of homes closed with a sale price in excess of $500,000 was zero in the 2010 period and 21 in the 2011 period.

	Three Months Ended March 31,		Increase (Decrease)
	2011	2010
Homebuilding Gross Margin Percentage
Southern California	15.3%	16.4%	(1.1)%
Northern California	8.8%	26.5%	(17.7)%
Arizona	9.0%	5.8%	3.2%
Nevada	13.0%	14.5%	(1.5)%

Total	12.8%	17.2%	(4.4)%

Homebuilding gross margin percentage during the 2011 period decreased to 12.8% from 17.2% during the 2010 period which is primarily attributable to an increase in the average cost per homes closed of 21% from $237,600 in the 2010 period to $287,300 in the 2011 period offset by a 15% increase in the average sales price of home closed of $329,500 in the 2011 period from $286,600 in the 2010 period.

Homebuilding gross margins may be negatively impacted by a weak economic environment, which includes homebuyers’ reluctance to purchase new homes, increases in foreclosure rates, tightening of mortgage loan origination requirements, high cancellation rates, which could affect our ability to maintain existing home prices and/or home sales incentive levels, and continued deterioration in the demand for new homes in our markets, among other things.

Construction Services Revenue

Construction services revenue, which was all recorded in Southern California, was $2.2 million in the 2011 period compared with $5.3 million in the 2010 period. See Note 1 of “Notes to Consolidated Financial Statements” for further discussion.

Impairment Loss on Real Estate Assets

The Company evaluates homebuilding assets for impairment when indicators of impairments are present. Given the current market conditions in the homebuilding industry since 2006, the Company evaluates all homebuilding assets for impairments on a quarterly basis. Indicators of potential impairment include, but are not limited to, a decrease in housing market values and sales absorption rates. For the three months ended March 31, 2011 and March 31, 2010, there were no impairment charges recorded.

The Company continues to evaluate land values to determine whether to hold for development or to sell at current prices, which may lead to additional impairment on real estate assets.

	Three Months Ended March 31,		Increase (Decrease)
	2011	2010	Amount	%
	(dollars in thousands)
Sales and Marketing Expenses
Homebuilding
Southern California	$1,958	$2,331	$(373)	(16)%
Northern California	1,137	595	542	91%
Arizona	267	228	39	17%
Nevada	727	433	294	68%

Total	$4,089	$3,587	$502	14%

Sales and marketing expense increased 14% to $4.1 million in the 2011 period from $3.6 million in the 2010 period, primarily attributable to an increase in sales office and model operations expense of $0.2 million from $0.7 million in the 2010 period to $0.9 million in the 2011 period and an increase in salesperson commissions and salaries of $0.3 million from $0.7 million in the 2010 period to $1.0 million in the 2011 period, due to opening of new model complexes, in which marketing costs are higher during the opening of a project versus the end of a project.

	Three Months Ended March 31,		Increase (Decrease)
	2011	2010	Amount	%
	(dollars in thousands)
General and Administrative Expenses
Homebuilding
Southern California	$1,049	$1,289	$(240)	(19)%
Northern California	450	536	(86)	(16)%
Arizona	476	588	(112)	(19)%
Nevada	670	475	195	41%
Corporate	4,555	3,114	1,441	46%

Total	$7,200	$6,002	$1,198	20%

General and administrative expenses increased $1.2 million to $7.2 million in the 2011 period from $6.0 million in the 2010 period primarily due to outside services incurred in association with the Term Loan.

Other Items

Other operating costs decreased to $0.6 million in the 2011 period compared to $0.9 million in the 2010 period. The decrease is due to a reduction in property tax expense incurred on projects in which development was temporarily suspended in the 2010 period, some of which were later restarted or sold.

Equity in income of unconsolidated joint ventures decreased to income of $0.2 million in the 2011 period from income of $0.4 million in the 2010 period, primarily due to a decrease in homes closed in the Company’s mortgage joint venture.

During the period ending March 31, 2011, the Company incurred interest related to its outstanding debt of $14.7 million, of which $9.9 million was capitalized, resulting in net interest expense of $4.8 million. During the period ending March 31, 2010, the Company incurred interest related to its outstanding debt of $15.8 million, of which $8.7 million was capitalized, resulting in net interest expense of $7.1 million.

	Three Months Ended March 31,		Increase (Decrease)
	2011	2010	Amount	%
	(dollars in thousands)
(Loss) Income Before Benefit from Income Taxes
Homebuilding
Southern California	$(2,532)	$(4,664)	$2,132	(46)%
Northern California	(1,224)	711	(1,935)	(272)%
Arizona	(777)	(1,023)	246	(24)%
Nevada	(2,394)	(1,010)	(1,384)	137%
Corporate	(4,250)	(2,533)	(1,717)	68%

Total	$(11,177)	$(8,519)	$(2,658)	31%

In Southern California, loss before benefit from income taxes improved 46% to a loss of $(2.5) million in the 2011 period from a loss of $(4.7) million in the 2010 period. The decrease in loss is primarily attributable to (i) a decrease in sales and marketing expense from $2.3 million in the 2010 period to $2.0 million in the 2011 period, (ii) a decrease in general and administrative expense from $1.3 million in the 2010 period to $1.0 million in the 2011 period, (iii) offset by a decrease in homebuilding gross margins to 15.3% in the 2011 period from 16.4% in the 2010 period.

In Northern California, (loss) income before benefit from income taxes changed to a loss of $(1.2) million in the 2011 period from income of $0.7 million in the 2010 period. The increase in loss is primarily attributable to a decrease in homebuilding gross margins to 8.8% in the 2011 period from 26.5% in the 2010 period in addition to an increase in sales and marketing expense to $1.1 million in the 2011 period from $0.6 million in the 2010 period, due to the opening of new project model complexes.

In Arizona, loss before benefit from income taxes decreased 24% to a loss of $(0.8) million in the 2011 period from a loss of $(1.0) million in the 2010 period. The decrease in loss is primarily attributable to an increase in homebuilding gross margins to 9.0% in the 2011 period from 5.8% in the 2010 period in addition to a decrease in general and administrative expense from $0.6 million in the 2010 period to $0.5 million in the 2011 period.

In Nevada, loss before benefit from income taxes increased 137% to a loss of $(2.4) million in the 2011 period from a loss of $(1.0) million in the 2010 period. The increase in loss is primarily attributable to (i) an increase in sales and marketing expense from $0.4 million in the 2010 period to $0.7 million in the 2011 period, (ii) an increase in general and administrative expense from $0.5 million in the 2010 period to $0.7 million in the 2011 period, (iii) and a decrease in homebuilding gross margins to 13.0% in the 2011 period from 14.5% in the 2010 period.

The Corporate segment is a non-homebuilding segment in which the Company develops and implements strategic initiatives and supports the Company’s operating divisions by centralizing key administrative functions such as finance and treasury, information technology, tax planning, internal audit, risk management and litigation and human resources. The Company records the gain from retirement of senior notes and income tax provisions and benefits at the corporate segment. The increase in loss before benefit from income taxes to $(4.3) million in the 2011 period from loss of $(2.5) million in the 2010 period is attributable to a 46% increase in general and administrative expenses to $4.6 million in the 2011 period from $3.1 million in the 2010 period.

Net Loss

As a result of the foregoing factors, net loss for the three months ended March 31, 2011 was $11.2 million compared to net loss for the three months ended March 31, 2010 of $8.5 million.

Lots Owned and Controlled

The table below summarizes the Company’s lots owned and controlled as of the periods presented:

	March,		Increase (Decrease)
	2011	2010	Amount	%
Lots Owned
Southern California	879	1,224	(345)	(28)%
Northern California	592	762	(170)	(22)%
Arizona	5,812	4,964	848	17%
Nevada	2,771	2,590	181	7%

Total	10,054	9,540	514	5%

Lots Controlled(1)
Southern California	114	533	(419)	(79)%
Northern California	303	—	303	100%
Arizona	—	767	(767)	(100)%

Total	417	1,300	(883)	(68)%

Total Lots Owned and Controlled	10,471	10,840	(369)	(3)%

(1)	Lots controlled may be purchased by the Company as consolidated projects or may be purchased by newly formed joint ventures.

Financial Condition and Liquidity

Since early 2006, the U.S. housing market has been negatively impacted by declined consumer confidence, restrictive mortgage standards, and large supplies of foreclosure, resale and new homes, among other factors. When combined with a prolonged economic downturn, high unemployment levels, and uncertainty in the U.S. economy, these conditions have contributed to decreased demand for housing, declining sales prices, and increasing pricing pressure, which hinders the Company’s ability to attract new home buyers. As a result, the Company has experienced operating losses, beginning in 2007 and continuing into 2011. Such losses resulted from a combination of reduced homebuilding gross margins, losses on land sales to generate cash flow and significant impairment losses on real estate inventories.

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

The Company continues to operate with the assumption that difficult market conditions will continue at least during 2011. The Company continues to review acquisitions of select land positions where it makes strategic and economic sense to do so, targeting finished lots in core coastal markets, near high employment centers or transportation corridors. In addition, management continues to evaluate owned lots and land parcels to determine if values support holding the parcel for future project development or selling to generate cash flow.

In Southern California, net new home orders per average sales location decreased to 9.9 during the period ended March 31, 2011 from 14.4 for the same period in 2010. In Northern California, net new home orders per average sales location increased to 9.8 during the 2011 period from 8.3 during the 2010 period. In Arizona, net new home orders per average sales location increased to 15.5 during the period ended March 31, 2011 from 7.3 for the same period in 2010. In Nevada, net new home orders per average sales location increased to 4.2 during the 2011 period from 3.8 during the 2010 period. In Northern California, the cancellation rate decreased to 9% in the 2011 period compared to 11% in the 2010 period. In Arizona, the cancellation rate decreased to 11% in the 2011 period compared to 31% in the 2010 period. In Nevada, the cancelation rate increased to 25% in the 2011 period compared to 21% in the 2010 period. The cancelation rate in Southern California remained unchanged at 17% for the periods ending March 31, 2011 and 2010.

The Company experienced decreased homebuilding gross margin percentages of 12.8% for the period ending March 31, 2011 compared to 17.2% in the 2010 period particularly impacted by a decrease in Southern California’s homebuilding gross margin percentages to 15.3% in the 2011 period compared to 16.4% in the 2010 period and a decrease in Northern California’s homebuilding gross margin percentages to 8.8% in the 2011 period compared to 26.5% in the 2010 period. In Arizona, homebuilding gross margin percentages increased to 9.0% in the 2011 period from 5.8% in the 2010 period. In Nevada, homebuilding gross margin percentages decreased to 13.0% in the 2011 period from 14.5% in the 2010 period.

For the period ended March 31, 2011, the Company experienced a decrease in homebuilding revenues of 3% from the prior year period due to a 16% decrease in the number of homes closed, offset by a 15% increase in the average price of homes closed. In response to the declining demand for housing in the homebuilding industry, the management of the Company continues to focus on generating positive cash flow, reducing overall debt levels and improving liquidity. Management of the Company intends to manage cash flow by reducing inventory levels and expenditures for temporarily suspended projects. For the period ended March 31, 2011, the Company’s net cash used in operations was $23.2 million which included $7.9 million related to the purchase of lots from the Company’s existing land banking arrangement.

In reaction to the declining market, the Company temporarily suspended the development, sales and marketing activities at certain of its projects which are in the early stages of development. The Company has concluded that this strategy was necessary under the prevailing market conditions at the time and believes that it will allow the Company to market the properties at some future time when market conditions may have improved. As of March 31, 2011, two of these projects had been restarted and are actively selling. As markets continue to improve, management continues to evaluate and analyze the market place to potentially activate the remaining suspended projects in 2011 and beyond.

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

Under the Term Loan, the Senior Notes and the Company’s other debt obligations, the Company and its subsidiaries are subject to a number of covenants, including financial covenants. The Company’s recent financial performance (including the $111.9 million non-cash impairment write-down for 2010), has made it more difficult for the Company to comply with these covenants. If the Company is unable to comply with its covenants and obligations under any of these instruments, and is not able to enter into amendments eliminating or modifying the covenants or obtain waivers from the holders of the instruments, the holders of one or more of the debt instruments could cause the acceleration of the debt instruments and require the Company to repay all principal and interest owing under the debt instruments. In addition, the acceleration of maturity under one debt instrument could result in the holders of other debt instruments having the right to accelerate the maturity of those debt instruments.

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

California Lyon received the first installment of $131.0 million in October 2009, and its second installment of $75.0 million in December 2009. Under the Term Loan Agreement, California Lyon is restricted from future borrowings, and, if necessary, will be required to repay existing borrowings in order to maintain required loan-to-value ratios such that: (i) the aggregate amount of outstanding loans under the Term Loan Agreement may not exceed 60% of the aggregate value of the properties securing the facility, with valuation based on the lower of appraised value (if any) and discounted net present value of the cash flows, and (ii) the aggregate amount of secured debt may not exceed 60% of the aggregate value of the properties owned by California Lyon and its subsidiaries, with valuation based on the lower of appraised value (if any) and discounted net present value of the cash flows. California Lyon is currently in compliance with the above requirements. The net proceeds to the Company from the first installment of the Term Loan, after giving effect to attorney fees, loan fees and other miscellaneous costs associated with the loan transaction, and repayment of the revolving credit facilities and redemption of the Senior Notes, were $34.6 million. A portion of the $75.0 million proceeds from the second installment was used to fund additional land acquisitions in 2009 and 2010.

The Term Loan bears interest at a rate of 14.0%. However, the Term Loan Agreement also provides that, upon any repayment of any portion of the principal amount under the Term Loan (whether or not at maturity), California Lyon will pay an exit fee equal to the difference (if positive) between (x) the interest that would have been accrued and been then payable on the repaid portion if the interest rate under the Term Loan Agreement were 15.625% and (y) the internal rate of return realized by the Lenders on such repaid portion, taking into account all cash amounts actually received by the Lenders with respect thereto other than any make whole payments described below.

Based on the current outstanding balance of the Term Loan, interest payments are $28.8 million annually.

Upon any prepayment of any portion of the Term Loan prior to its scheduled maturity (other than any prepayment required in connection with a payment of all or any portion of the outstanding principal balance of any of indentures governing the Senior Notes (the “Senior Notes Indentures”), the Term Loan Agreement provides that California Lyon make a “make whole payment” equal to an amount, if positive, of the present value of all future payments of interest which would become due with respect to such prepaid amount from the date of prepayment thereof through and including the maturity date, discounted at a rate of 14%.

The Term Loan is scheduled to mature on October 20, 2014; however, in the event that any portion of the outstanding principal amounts (the “Repaid Senior Note Principal”) of the Senior Notes is repaid (whether or not at maturity), the Lenders may elect to require California Lyon to repay that portion of the outstanding loan as bears the same ratio to the entire Term Loan outstanding as the Repaid Senior Note Principal bears to the entire amounts then outstanding under all of the

Senior Notes Indentures. All or a portion of the Term Loan may also be accelerated upon certain other events described in the Term Loan Agreement. The lenders waived the requirement for such repayment in connection with the Senior Note redemptions which occurred from 2008 to 2010 and which are described below.

The Term Loan Agreement requires that the Company’s Minimum Tangible Net Worth (as defined therein) not fall below $75.0 million at the end of any two consecutive fiscal quarters. However, as discussed below, the Company has obtained temporary relief with respect to this covenant. The Term Loan Agreement also contains covenants that limit the ability of California Lyon and the Company to, without prior approval from Lenders, among other things: (i) incur liens; (ii) incur additional indebtedness; (iii) transfer or dispose of assets; (iv) merge, consolidate or alter their line of business; (v) guarantee obligations; (vi) engage in affiliated party transactions; (vii) declare or pay dividends or make other distributions or repurchase stock; (viii) make advances, loans or investments; (ix) repurchase debt (including under the Senior Notes Indentures); and (x) engage in change-of-control transactions.

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

Under the Term Loan, the Company is required to comply with a number of covenants, the most restrictive of which require the Company to maintain:

•	A tangible net worth, as defined, of at least $75.0 million (this covenant was modified as described below);

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

The Company’s covenant compliance for the Term Loan at March 31, 2011 is detailed in the table set forth below (dollars in millions):

Covenant and Other Requirements	Actual at March 31, 2011	Covenant Requirements at March 31, 2011
Tangible Net Worth (1)	$1.3	≥$75.0
Ratio of Term Loan to Borrowing Base	49.4%	≤60%
Secured Indebtedness (as a percentage of collateral value)	54.9%	≤60%
Excluded Assets	$12.0	≤$20.0

(1)	Tangible Net Worth was calculated based on the stated amount of equity less intangible assets of $11.5 million as of March 31, 2011. This covenant has been amended as described below.

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

The Company believes the debt markets are a viable option due to the growing demand for high yield paper in 2011 as evidenced by $105.8 billion in high yield paper issued through April 2011 in the U.S. market, which is 16% more than had been placed through the same time period in 2010. For the year ended December 31, 2010, high yield paper saw a record $259.3 billion placed in the U.S. market. Additionally, high yield mutual funds have reported year to date 2011 inflows of $9.0 billion after 2010 inflows of $12.2 billion. The Company has also identified other competitors that received financing to repay or extend existing maturities.

Management of the Company continues to analyze its liquidity based on its current capital structure and existing cash forecast as well as factoring in the potential of acceleration of the Term Loan. Management believes it has adequate sources of liquidity to fund the Company and meet its obligations for at least the next year, from the date of this filing.

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

Except as noted above, as of and for the period ending March 31, 2011, the Company is in compliance with the covenants under the Term Loan.

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

After giving effect to these Senior Note redemptions, in addition to all prior Senior Note redemptions, California Lyon now has the following principal amounts of Senior Notes outstanding (in thousands):

March 31, 2011
7 5/8% Senior Notes due December 15, 2012	$66,704
10 3/4% Senior Notes due April 1, 2013	138,688
7 1/2% Senior Notes due February 15, 2014	77,867

$283,259

7  5/8% Senior Notes

On November 22, 2004, California Lyon issued $150.0 million principal amount of the 7  5/8% Senior Notes, resulting in net proceeds to the Company of approximately $148.5 million. Of the initial $150.0 million, $66.7 million in aggregate principal amount remained outstanding as of March 31, 2011 and the date hereof. In August 2010, the Company redeemed, in a privately negotiated transaction, $0.5 principal amount of its outstanding 7 5/8% Senior Notes at a cost of $0.4 million plus accrued interest.

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

10 3/4% Senior Notes

On March 17, 2003, California Lyon issued $250.0 million of the 10 3/4% Senior Notes at a price of 98.493% to the public, resulting in net proceeds to the Company of approximately $246.2 million. The redemption price reflected a discount to yield 11% under the effective interest method, and the notes have been reflected net of the unamortized discount in the consolidated balance sheet. Of the initial $250.0 million, $138.7 million aggregate principal amount remained outstanding as of March 31, 2011 and the date hereof. In July 2010, the Company redeemed, in a privately negotiated transaction, $10.5 million principal amount of its outstanding 10 3/4% Senior Notes at a cost of $9.0 million plus accrued interest. In August 2010, the Company redeemed, in privately negotiated transactions, $19.5 million principal amount of its outstanding 10 3/4% Senior Notes at a cost of $16.9 million plus accrued interest.

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

7 1/2% Senior Notes

On February 6, 2004, California Lyon issued $150.0 million principal amount of the 7 1/2% Senior Notes, resulting in net proceeds to the Company of approximately $147.6 million. Of the initial $150.0 million, $77.9 million aggregate principal amount remained outstanding as of March 31, 2011 and the date hereof. In August 2010, the Company redeemed, in a privately negotiated transaction, $6.8 million principal amount of its outstanding 7 1/2% Senior Notes at a cost of $5.1 million plus accrued interest.

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

Upon a change of control as described in the respective indentures governing the Senior Notes Indentures, California Lyon will be required to offer to purchase the Senior Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest, if any.

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

The Company’s tangible net worth was less than $75.0 million as of December 31, 2010 and March 31, 2011. However, the Company has determined and calculated that California Lyon’s redemptions of Senior Notes during the period from 2008 to 2010 would reduce California Lyon’s repurchase obligations as follows: California Lyon would not be obligated to repurchase any of the 7 5/8% Senior Notes, as a result of California Lyon’s previous redemption of $83.3 million in aggregate principal amount of the 7 5/8% Senior Notes; California Lyon would not be obligated to repurchase any of the 10 3/4% Senior Notes, as a result of California Lyon’s previous redemption of $110.7 million in aggregate principal amount of the 10 3/4% Senior Notes; and California Lyon would not be obligated to repurchase any of the 7 1/2% Senior Notes, as a result of California Lyon’s previous redemption of $72.1 million in aggregate principal amount of the 7 1/2% Senior Notes.

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

As of and for the period ending March 31, 2011, the Company was in compliance with the Senior Notes covenants.

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

Also, during 2009 the Company redeemed, in privately negotiated transactions, a total of $103.7 million principal amount of the outstanding Senior Notes at a cost of $62.1 million, plus accrued interest. The net gain resulting from the redemption, after giving effect to amortization of related deferred loan costs, was $41.1 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition and Liquidity” and Note 5 of “Notes to Consolidated Financial Statements” for more information relating to the Term Loan of the Company.

In October 2008, the Company redeemed, in privately negotiated transactions, $71.9 million principal amount of the outstanding Senior Notes at a cost of $16.7 million, plus accrued interest. The net gain resulting from the redemption, after giving effect to amortization of related deferred loan costs, was $54.0 million.

Construction Notes Payable

At March 31, 2011, the Company had two construction notes payable totaling $22.4 million. One of the notes matures in July 2011 and bears interest at rates based on either LIBOR or prime with an interest rate floor of 6.5% and an outstanding principal balance of $13.9 million as of March 31, 2011. Interest is calculated on the average daily balance and is paid following the end of each month. While the Company was previously required to maintain minimum tangible net worth of $90.0 million under this note, the Company and the lender have amended the note to eliminate the tangible net worth covenant in exchange for a principal payment of $2.0 million. As a result of the payment of $2.0 million, which was made in April 2011, the outstanding principal balance is $11.9 million. The Company is currently in negotiations with the lender to extend the maturity of the loan and to modify the covenants.

The other construction note had a remaining balance at March 31, 2011 of $8.5 million. This note was previously due to mature in July 2010; however, in conjunction with a partial payment of principal on that loan, the Company and the lender entered into a new loan agreement in 2010 for the then remaining outstanding principal of $10.0 million, which will mature in May 2015. The new loan bears interest payable monthly at a fixed rate of 12.5%, with quarterly principal payments of $500,000 beginning in July 2010. The interest rate decreases to 10.0% when the principal balance is reduced to $7.5 million.

Seller Financing

At March 31, 2011, the Company had $6.7 million of notes payable outstanding related to a land acquisition for which seller financing was provided, which is included in notes payable in the accompanying consolidated balance sheet. The seller financing notes are due at various dates through 2012 and bears interest at 7.0%. Interest is calculated on the principal balance outstanding and is accrued and paid to the seller at the time each residential unit is closed. In addition, the Company makes an annual interest payment on the outstanding principal balance related to any remaining residential units.

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

In addition, the Company participates in one land banking arrangement that is not a VIE in accordance with FASB ASC 810, but which is consolidated in accordance with FASB ASC Topic 470, Debt. Under the provisions of FASB ASC 470, the Company has determined it is economically compelled, based on certain factors, to purchase the land in the land banking arrangements. Therefore, the Company has recorded the remaining purchase price of the land of $47.4 million, which is included in real estate inventories not owned and liabilities from inventories not owned in the accompanying balance sheet as of March 31, 2011.

In 2011, the Company purchased 23 lots from its land banking arrangement for a total purchase price of $7.9 million. In conjunction with the purchase, the Company reduced real estate inventories not owned and liabilities from inventories not owned in the amount of $7.9 million.

Summary information with respect to the Company’s land banking arrangements is as follows as of March 31, 2011 (dollars in thousands):

Total number of land banking projects	1

Total number of lots	625

Total purchase price	$161,465

Balance of lots still under option and not purchased:
Number of lots	225

Purchase price	$47,408

Forfeited deposits if lots are not purchased	$25,234

Joint Venture Financing

The Company and certain of its subsidiaries are general partners or members in joint ventures involved in the development and sale of residential projects. As described more fully in Critical Accounting Policies—Variable Interest Entities, certain joint ventures have been determined to be variable interest entities in which the Company is considered the primary beneficiary. Accordingly, the assets, liabilities and operations of these joint ventures have been consolidated with the Company’s financial statements as of and for the three months ended March 31, 2011 and 2010. Because the Company did not consolidate or de-consolidate any variable interest entities as a result of adoption, the adoption of FASB ASC 810 did not affect the Company’s consolidated net income. The financial statements of joint ventures in which the Company is not considered the primary beneficiary are not consolidated with the Company’s financial statements. The Company’s investments in unconsolidated joint ventures are accounted for using the equity method because the Company has a 50% or less voting or economic interest (and thus such joint ventures are not controlled by the Company). Based upon current estimates, substantially all future development and construction costs incurred by the joint ventures will be funded by the venture partners or from the proceeds of construction financing obtained by the joint ventures.

As of March 31, 2011, the Company’s investment in and advances to unconsolidated joint ventures was $1.3 million and the venture partners’ investment in such joint ventures was $1.3 million. As of March 31, 2011, these joint ventures had repaid all financing from construction lenders.

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

Cash Flows — Comparison of Three Months Ended March 31, 2011 to Three Months Ended March 31, 2010

Net cash (used in) provided by operating activities decreased to a use of $(23.2) million in the 2011 period from a source of $40.2 million in the 2010 period. The change was primarily a result of (i) an increase in real estate inventories-owned of $12.3 million in the 2011 period compared to an increase of $70.6 million in the 2010 period, (ii) a decrease in income tax refunds receivable of $107.0 million in the 2010 period with no comparable amount in the 2011 period, (iii) a decrease in other assets of $2.5 million in the 2011 period compared to an increase of $9.1 million in the 2010 period, and (iv) consolidated net loss of $11.2 million in the 2011 period compared to consolidated net loss of $8.5 million in the 2010 period.

Net cash provided by investing activities decreased to $0.2 million in the 2011 period from $0.3 million in the 2010 period. The change was primarily a result of a decrease in distributions of income from unconsolidated joint ventures of $0.2 million in the 2011 period compared to $0.4 million in the 2010 period.

Net cash used in financing activities decreased to $2.8 million in the 2011 period from $7.1 million in the 2010 period, primarily as a result of the decrease in net paydowns to $1.4 million in the 2011 period from $7.6 million in the 2010 period. In addition, distributions to noncontrolling interests increased to $1.4 million in the 2011 period compared to contributions from noncontrolling interests of $0.7 million in the 2010 period.

Off-Balance Sheet Arrangements

The Company enters into certain off-balance sheet arrangements including joint venture financing, option arrangements, land banking arrangements and variable interests in consolidated and unconsolidated entities. These arrangements are more fully described above and in Notes 2 and 9 of “Notes to Consolidated Financial Statements”. In addition, the Company is party to certain contractual obligations, including land purchases and project commitments, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Description of Projects

The Company’s homebuilding projects usually take two to five years to develop. The following table presents project information for each of the Company’s homebuilding divisions.

Project (County or City)	Year of First Delivery	Estimated Number of Homes at Completion (1)	Cumulative Units Closed as of Mar 31, 2011	Backlog at Mar 31, 2011 (2) (3)	Lots Owned as of Mar 31, 2011(4)	Homes Closed for the Year Ended Mar 31, 2011	Sales Price Range(5)
SOUTHERN CALIFORNIA
San Diego County:
San Diego
Pasado Del Sur	2009	25	20	4	5	0	$515,000 -560,000
Pasado Del Sur II	2010	64	53	11	11	7	$523,000 -560,000
Carlsbad
Blossom Grove	2010	32	17	9	15	1	$530,000 -590,000
Mirasol at La Costa Greens	2010	71	19	7	52	2	$600,000 -690,000
San Bernardino County:
Fontana
Rosabella	2007	114	114	0	0	1	$225,000 -260,000
Orange County:
Irvine
Ivy	2009	135	127	8	8	8	$375,000 -454,000
San Carlos II	2010	92	34	8	58	8	$310,000 -470,000
Santa Ana
Canopy Lane	2011	38	0	0	38	0	$495,000 -580,000
Los Angeles County:
Hawthorne
360 South Bay (6):
The Flats	2010	188	29	7	159	4	$330,000 -510,000
The Courts	2010	118	49	6	69	12	$460,000 -570,000
The Rows	2011	94	0	0	94	0	$700,000 -810,000
The Lofts	2013	123	0	0	123	0	$525,000 -775,000
The Gardens	2013	102	0	0	102	0	$755,000 -980,000
Azusa
Rosedale
Gardenia	2011	81	0	0	81	0	$455,000 -550,000
Sage Court	2011	64	0	0	64	0	$420,000 -515,000

SOUTHERN CALIFORNIA TOTAL		1,341	462	60	879	43

NORTHERN CALIFORNIA
Contra Costa County:
Pittsburgh
Vista Del Mar
Villages	2007	102	50	0	52	0	$296,000 -355,000
Venue	2007	132	62	5	70	4	$330,000 -365,000
Victory	2008	25	14	0	11	0	$680,000 -745,000
Antioch
Waterford	2012	130	0	0	130	0	$265,000 -310,000
Placer County:
Whitney Ranch, Rocklin
Twin Oaks	2006	92	92	0	0	2	$400,000 -470,000
Sacramento County:
Elk Grove
Magnolia Lane (Maderia)	2010	90	14	5	76	5	$250,000 -300,000
San Joaquin County:
The Ranch @ Mossdale Landing, Lathrop	2010	168	23	10	145	1	$205,000 -250,000
Santa Clara County:
The Gardens, San Jose	2010	40	15	15	25	4	$580,000 -595,000
Solano County:
Enclave at Paradise Valley, Fairfield	2010	100	17	9	83	8	$345,000 -410,000

NORTHERN CALIFORNIA TOTAL		879	287	44	592	24

ARIZONA
Maricopa County:
Lyon’s Gate, Gilbert
Pride	2006	650	491	7	159	12	$113,000 -130,000
Acacia	2007	365	190	8	175	10	$142,000 -177,000

Project (County or City)	Year of First Delivery	Estimated Number of Homes at Completion (1)	Cumulative Units Closed as of Mar 31, 2011	Backlog at Mar 31, 2011 (2) (3)	Lots Owned as of Mar 31, 2011(4)	Homes Closed for the Year Ended Mar 31, 2011	Sales Price Range(5)
Future Products	2013	213	0	0	213	0
Arroyo @ Coldwater Ranch, Peoria	2009	20	20	0	0	2	$132,000 -168,000
Queen Creek
Hastings Property
Villas	2013	337	0	0	337	0	$113,000 -137,000
Manor	2013	141	0	0	141	0	$159,000 -218,000
Estates	2013	153	0	0	153	0	$229,000 -281,000
Church Farms North	2016	1,820	0	0	1,820	0	$109,000 -399,000
Lehi Crossing, Mesa	2013	914	0	0	914	0	$199,000 -464,000
Rancho Mercado, Phoenix	2016	1,900	0	0	1,900	0	$110,000 -324,000

ARIZONA TOTAL		6,513	701	15	5,812	24

NEVADA
Clark County:
North Las Vegas
The Cottages	2004	360	320	1	40	4	$110,000 -130,000
Serenity Ridge	2012	88	0	0	88	0	$380,000 -455,000
Tularosa at Mountain’s Edge	2011	140	0	2	140	0	$183,000 -213,000
Las Vegas
Carson Ranch
East Series I	2006	116	115	1	1	0	$219,000 -254,000
West Park
Villas	2006	107	101	6	6	6	$155,000 -184,000
Courtyards	2006	92	87	4	5	5	$177,000 -213,000
Flagstone
Crossings	2011	77	0	4	77	0	$268,000 -307,000
Commons	2011	37	3	2	34	3	$207,000 -240,000
Rhapsody	2012	63	0	0	63	0	$179,000 -201,000
The Fields at Aliente	2011	60	0	2	60	0	$207,000 -244,000
Nye County:
Pahrump
Mountain Falls
Series I	2011	116	2	2	114	2	$117,000 -150,000
Series II	2013	218	0	0	218	0	$169,000 -200,000
Future Projects	2014	1,925	0	0	1,925	0

NEVADA TOTAL		3,399	628	24	2,771	20

GRAND TOTALS		12,132	2,078	143	10,054	111

(1)	The estimated number of homes to be built at completion is subject to change, and there can be no assurance that the Company will build these homes.
(2)	Backlog consists of homes sold under sales contracts that have not yet closed, and there can be no assurance that closings of sold homes will occur.
(3)	Of the total homes subject to pending sales contracts as of March 31, 2011, all 143 represent homes completed or under construction.
(4)	Lots owned as of March 31, 2011 include lots in backlog at March 31, 2011.
(5)	Sales price range reflects base price only and excludes any lot premium, buyer incentive and buyer selected options, which vary from project to project.
(6)	All or a portion of the lots in this project are not owned as of March 31, 2011. The Company consolidated the purchase price of the lots in accordance with certain accounting pronouncements and considers the lots owned at March 31, 2011.

Income Taxes

See Note 8 of “Notes to Consolidated Financial Statements” for a description of the Company’s income taxes.

Related Party Transactions

See Note 7 of “Notes to Consolidated Financial Statements” for a description of the Company’s transactions with related parties.

Critical Accounting Polices

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and costs and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those which impact its most critical accounting policies. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, the Company’s most critical accounting policies are real estate inventories and cost of sales; impairment of real estate inventories; sales and profit recognition; and variable interest entities. We believe that there have been no significant changes to our critical accounting policies during the three months ended March 31, 2011, as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Recently Issued Accounting Standards

See Note 1 of “Notes to Consolidated Financial Statements” for a description of the recently issued accounting standards.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s Annual Report on Form 10-K for the year ended December 31, 2010, includes detailed disclosure about quantitative and qualitative disclosures about market risk. Quantitative and qualitative disclosures about market risk have not materially changed since December 31, 2010.

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

The Company’s Annual Report on Form 10-K for the year ended December 31, 2010, includes detailed disclosure about risk factors which should be carefully considered when evaluating any investment in the Company. Risk factors have not materially changed since the filing of the Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.	Description

10.1(1)	First Amendment to Senior Secured Term Loan Agreement dated as of March 18, 2011 by and between William Lyon Homes, Inc., and COLFIN WLH Funding, LLC, as Administrative Agent, COLFIN WLH Funding, LLC, as Initial Lender and Lead Arranger.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

(1)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on March 21, 2011 and incorporated herein by reference.

WILLIAM LYON HOMES

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAM LYON HOMES
Registrant

Date: May 25, 2011	By:	/S/ COLIN T. SEVERN
Colin T. Severn
Vice President, Chief Financial Officer, Corporate Secretary (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1(1)	First Amendment to Senior Secured Term Loan Agreement dated as of March 18, 2011 by and between William Lyon Homes, Inc., and COLFIN WLH Funding, LLC, as Administrative Agent, COLFIN WLH Funding, LLC, as Initial Lender and Lead Arranger.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

(1)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on March 21, 2011 and incorporated herein by reference.