Form 10-Q
period 2011-06-30
WILLIAM LYON HOMES
filed 2011-08-12
CIK 1095996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at August 12, 2011
Common stock, par value $.01	1,000

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

WILLIAM LYON HOMES

CONSOLIDATED BALANCE SHEETS

(in thousands except number of shares and par value per share)

	June 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Cash and cash equivalents — Notes 1 and 6	$34,590	$71,286
Restricted cash — Note 1	502	641
Receivables	17,821	18,499
Real estate inventories — Notes 2 and 4
Owned	493,537	488,906
Not owned	47,408	55,270
Property & equipment, less accumulated depreciation of $4,586 and $4,816 at June 30, 2011 and December 31, 2010, respectively	1,089	1,230
Deferred loan costs	10,619	12,404
Other assets	5,586	768

	$611,152	$649,004

LIABILITIES AND EQUITY
Accounts payable	$11,944	$6,904
Accrued expenses	36,232	41,722
Liabilities from inventories not owned — Note 9	47,408	55,270
Notes payable — Note 5	25,341	30,541
Senior Secured Term Loan due October 20, 2014 — Note 5	206,000	206,000
7 5/8% Senior Notes due December 15, 2012 — Note 5	66,704	66,704
10 3/4% Senior Notes due April 1, 2013 — Note 5	138,760	138,619
7 1/2% Senior Notes due February 15, 2014 — Note 5	77,867	77,867

	610,256	623,627

Commitments and contingencies — Note 9

Equity:
Stockholders’ equity (deficit)
Common stock, par value $.01 per share; 3,000 shares authorized; 1,000 shares outstanding at June 30, 2011 and December 31, 2010, respectively	—	—
Additional paid-in capital	48,867	48,867
Accumulated deficit	(57,449)	(35,053)

	(8,582)	13,814
Noncontrolling interest — Note 2	9,478	11,563

	896	25,377

	$611,152	$649,004

See accompanying notes.

WILLIAM LYON HOMES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Operating revenue
Home sales	$57,795	$68,737	$94,369	$106,599
Lots, land and other sales	—	17,204	—	17,204
Construction services — Note 1	5,326	751	7,552	6,052

	63,121	86,692	101,921	129,855

Operating costs
Cost of sales — homes	(51,121)	(56,795)	(83,006)	(88,157)
Cost of sales — lots, land and other — Note 4	—	(15,573)	—	(15,573)
Impairment loss on real estate assets — Notes 4 and 6	—	(291)	—	(291)
Construction services — Note 1	(4,990)	(674)	(6,827)	(3,921)
Sales and marketing	(5,007)	(5,815)	(9,096)	(9,402)
General and administrative	(5,645)	(5,584)	(11,922)	(11,586)
Other	(5,792)	(1,004)	(7,277)	(1,898)

	(72,555)	(85,736)	(118,128)	(130,828)

Equity in income of unconsolidated joint ventures	3,469	761	3,676	1,173

Operating (loss) income	(5,965)	1,717	(12,531)	200
Interest expense, net of amounts capitalized	(5,197)	(6,213)	(9,975)	(13,307)
Other income (expense), net	77	(163)	244	(71)

Loss before (provision) benefit for income taxes	(11,085)	(4,659)	(22,262)	(13,178)

(Provision) benefit for income taxes — Note 8	(10)	—	(10)	65

Consolidated net loss	(11,095)	(4,659)	(22,272)	(13,113)
Less: Net (income) loss — noncontrolling interest	(76)	121	(124)	91

Net loss attributable to William Lyon Homes	$(11,171)	$(4,538)	$(22,396)	$(13,022)

See accompanying notes.

WILLIAM LYON HOMES

CONSOLIDATED STATEMENT OF EQUITY

Six Months Ended June 30, 2011

(in thousands)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated	Non- Controlling
	Shares	Amount	Capital	Deficit	Interest	Total
Balance — December 31, 2010	1	$—	$48,867	$(35,053)	$11,563	$25,377
Net (loss) income	—	—	—	(22,396)	124	(22,272)
Cash distributions to members of consolidated entities, net	—	—	—	—	(2,209)	(2,209)

Balance — June 30, 2011	1	$—	$48,867	$(57,449)	$9,478	$896

See accompanying notes.

WILLIAM LYON HOMES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2011	2010
Operating activities
Consolidated net loss	$(22,272)	$(13,113)
Adjustments to reconcile consolidated net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	144	229
Impairment loss on real estate assets	—	291
Equity in income of unconsolidated joint ventures	(3,676)	(1,173)
Loss on disposition of fixed asset	—	122
Provision (benefit) for income taxes	10	(65)
Net changes in operating assets and liabilities:
Restricted cash	139	460
Receivables	678	1,161
Income tax refunds receivable	—	107,054
Real estate inventories — owned	(3,690)	(81,688)
Deferred loan costs	1,785	1,731
Other assets	(3,107)	13,371
Accounts payable	5,040	3,359
Accrued expenses	(5,500)	(438)

Net cash (used in) provided by operating activities	(30,449)	31,301

Investing activities
Investments in and advances to unconsolidated joint ventures	—	(194)
Distributions from unconsolidated joint ventures	1,165	775
Purchases of property and equipment, net	(3)	(40)

Net cash provided by investing activities	1,162	541

Financing activities
Proceeds from borrowing on notes payable, net	—	6,679
Principal payments on notes payable	(5,200)	(48,379)
Noncontrolling interest (distributions) contributions, net	(2,209)	2,790

Net cash used in financing activities	(7,409)	(38,910)

Net decrease in cash and cash equivalents	(36,696)	(7,068)
Cash and cash equivalents — beginning of period	71,286	117,587

Cash and cash equivalents — end of period	$34,590	$110,519

Supplemental disclosures of non-cash items:
Distributions of real estate from unconsolidated joint ventures	$800	$—

Net change in real estate inventories not owned and liabilities from inventories not owned	$7,862	$—

Increase in real estate inventories owned and seller note payable	$—	$10,652

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

The interim consolidated financial statements have been prepared in accordance with the Company’s customary accounting practices. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a presentation in accordance with U.S. generally accepted accounting principles have been included. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

Financial Condition and Liquidity

For the six months ended June 30, 2011, the Company incurred net loss of $22.4 million. As discussed in Note 5 to “Notes to Consolidated Financial Statements”, the Company has certain financial covenants with its lenders, including a tangible net worth covenant of $75.0 million, relating to the Senior Secured Term Loan due 2014 (the “Term Loan”) and the Senior Notes. As of June 30, 2011, the tangible net worth of the Company was $(9.7) million.

Related to the Company’s Term Loan and as reported on the Company’s current report on Form 8-K dated March 18, 2011, the Company reached an agreement with the lenders under the Senior Secured Term Loan Agreement (the “Term Loan Agreement”) that amended the Term Loan to permit the Company’s tangible net worth to fall below $75.0 million for two consecutive quarters. As reported on the Company’s current report on Form 8-K dated April 21, 2011, the Company reached a subsequent agreement with the lenders under the Term Loan to waive any non-compliance with the tangible net worth covenant through July 19, 2011, subject to certain terms and conditions. In addition, as reported on the Company’s current report on Form 8-K dated July 18, 2011, the Company reached a subsequent agreement with the lenders under the Term Loan to waive any non-compliance with the tangible net worth covenant and with certain other technical requirements through September 16, 2011, subject to certain terms and conditions. Management of the Company believes that it is in the best interests of the lenders of the Term Loan to extend the waiver and work with the Company on a solution, if the Company’s tangible net worth remains below $75.0 million on September 16, 2011.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Under the indentures governing the Company’s Senior Notes (the “Senior Notes Indentures”), if the Company’s consolidated tangible net worth falls below $75.0 million for any two consecutive fiscal quarters, California Lyon will be required to make an offer to purchase up to 10% of each class of Senior Notes originally issued at a purchase price equal to 100% of the principal amount, plus accrued and unpaid interest, if any. The tangible net worth for any fiscal quarter may not be counted more than once in determining whether California Lyon must make such an offer to purchase. Any such offer to purchase must be made within 65 days after the second quarter ended for which the Company’s tangible net worth is less than $75.0 million. However, California Lyon may reduce the principal amount of the notes to be purchased by the aggregate principal amount of all notes previously redeemed.

The Company’s consolidated tangible net worth was less than $75.0 million for the quarters ended December 31, 2010, March 31, 2011 and June 30, 2011.

The Company previously determined and calculated that California Lyon’s redemptions of Senior Notes during the period from 2008 to 2010 reduced California Lyon’s repurchase obligations resulting from the Company’s consolidated tangible net worth being less than $75.0 million as of December 31, 2010 and March 31, 2011 as follows: California Lyon would not be obligated to repurchase any of its 7  5/8% Senior Notes due 2012 (the “7  5/8% Senior Notes”), as a result of California Lyon’s previous redemption of $83.3 million in aggregate principal amount of the 7  5/8% Senior Notes; California Lyon would not be obligated to repurchase any of the 10  3/4% Senior Notes due 2013 (the “10  3/4% Senior Notes”), as a result of California Lyon’s previous redemption of $110.7 million in aggregate principal amount of its 10  3/4% Senior Notes; and California Lyon would not be obligated to repurchase any of its 7  1/2% Senior Notes due 2014 (the “7  1/2% Senior Notes”) as a result of California Lyon’s previous redemption of $72.1 million in aggregate principal amount of the 7  1/2% Senior Notes.

Since the Company’s consolidated tangible net worth as of March 31, 2011 cannot be counted more than once in determining whether California Lyon must make an offer to repurchase any of the Senior Notes, two applicable fiscal quarters had not passed, and accordingly the requirement to make such an offer was not triggered, as of June 30, 2011, notwithstanding the fact that the Company’s consolidated tangible net worth was less than $75.0 million as of that date.

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

Management of the Company continues to analyze its liquidity based on its current capital structure and existing cash forecast as well as factoring in the potential of acceleration of the Term Loan. Assuming that the Company is successful in obtaining continued waivers of the consolidated tangible net worth covenant in the Term Loan, management believes the Company has adequate sources of liquidity to fund its operations and meet its obligations for at least the next year, from the date of this filing. Also, the Company is evaluating sales of certain real estate inventories to generate the cash necessary to repay the Term Loan, should an extension not be reached. The Company’s balance of real estate inventories owned at June 30, 2011 was $493.5 million.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Real Estate Inventories and Related Indebtedness

Real estate inventories are carried at cost net of impairment losses, if any. Real estate inventories consist primarily of land deposits, raw land, lots under development, finished lots, homes under construction, completed homes and model homes of real estate projects. All direct and indirect land costs, offsite and onsite improvements and applicable interest and other carrying charges are capitalized to real estate projects during periods when the project is under development. Land, offsite costs and all other common costs are allocated to land parcels benefited based upon relative fair values before construction. Onsite construction costs and related carrying charges (principally interest and property taxes) are allocated to the individual homes within a phase based upon the relative sales value of the homes. The Company relieves its accumulated real estate inventories through cost of sales for the estimated cost of homes sold. Selling expenses and other marketing costs are expensed in the period incurred. A provision for warranty costs relating to the Company’s limited warranty plans is included in cost of sales and accrued expenses at the time the sale of a home is recorded. The Company generally reserves a percentage of the sales price of its homes against the possibility of future charges relating to its one-year limited warranty and similar potential claims. Factors that affect the Company’s warranty liability include the number of homes under warranty, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary. Changes in the Company’s warranty liability during the three months ended June 30 are as follows (in thousands):

	June 30
	2011	2010
Warranty liability, beginning of period	$16,341	$21,365
Warranty provision during period	1,112	1,004
Warranty payments during period	(2,721)	(5,581)
Warranty charges related to pre-existing warranties during period	535	832

Warranty liability, end of period	$15,267	$17,620

Interest incurred under the Term Loan, the 7  5/8% Senior Notes, 10  5/8% Senior Notes, 7  1/2% Senior Notes and other notes payable, as more fully discussed in Note 5 of “Notes to Consolidated Financial Statements”, is capitalized to qualifying real estate projects under development. Any additional interest charges related to real estate projects not under development are expensed in the period incurred. During the three and six months ended June 30, 2011, the Company recorded $5.2 million and $10.0 million, respectively, of interest expense. During the three and six months ended June 30, 2010, the Company recorded $6.2 million and $13.3 million, respectively, of interest expense.

Construction Services

The Company accounts for construction management agreements using the Percentage of Completion Method in accordance with FASB ASC Topic 605 Revenue Recognition (“ASC 605”). Under ASC 605, the Company records revenues and expenses as work on a contracted project progresses, and based on the percentage of costs incurred to date compared to the total estimated costs of the contract. Based on the provisions of ASC 605, the Company has recorded construction services revenues and expenses of $5.3 million and $5.0 million respectively for the three months ended June 30, 2011 and $0.8 million and $0.7 million respectively, for the three months ended June 30, 2010, in the accompanying consolidated statement of operations. In addition, the Company has recorded construction services revenues and expenses of $7.6 million and $6.8 million respectively for the six months ended June 30, 2011 and $6.1 million and $3.9 million respectively, for the six months ended June 30, 2010, in the accompanying consolidated statement of operations.

The Company entered into construction management agreements to build, sell and market homes in certain communities. For such services, the Company will receive fees (generally 3 to 5 percent of the sales price, as defined) and may, under certain circumstances, receive additional compensation if certain financial thresholds are achieved.

Cash and Cash Equivalents

Short-term investments with a maturity of three months or less when purchased are considered cash equivalents. The Company’s cash and cash equivalents balance exceeds federally insurable limits as of June 30, 2011. The Company monitors the cash balances in its operating accounts and adjusts the cash balances as appropriate; however, these cash balances could be negatively impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Restricted Cash

Restricted cash consists of deposits made by the Company to a bank account as collateral for the use of letters of credit to guarantee the Company’s financial obligations under certain other contractual arrangements in the normal course of business. Under the terms of the Term Loan disclosed in Note 5, all of the Company’s standby letters of credit are secured by cash.

Use of Estimates

The preparation of the Company’s financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities as of June 30, 2011 and December 31, 2010 and revenues and expenses for the three and six months ended June 30, 2011 and 2010. Accordingly, actual results could differ from those estimates. The significant accounting policies using estimates include real estate inventories and cost of sales, impairment of real estate inventories, warranty reserves, loss contingencies, sales and profit recognition, and accounting for variable interest entities. The current economic environment increases the uncertainty inherent in these estimates and assumptions.

Subsequent Events

The Company follows the guidance in ASC Topic 855. Subsequent Events (“ASC 855”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 sets forth (i) the period after the balance sheet date during which management of a reporting entity evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. Pursuant to ASC 855 the Company’s management has evaluated subsequent events through the date that the consolidated financial statements were issued for the period ended June 30, 2011.

Impact of New Accounting Pronouncements

In 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the IASB (the Boards) on fair value measurement and results in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” ASU 2011-04 is effective during interim and annual periods beginning after December 15, 2011. The effect of adoption of these provisions on the Company’s future consolidated financial statements has not yet been analyzed.

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

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

As of June 30, 2011, the assets and liabilities of the consolidated VIEs totaled $13.5 million and $1.0 million, respectively. In addition, the Company’s interest in the consolidated VIEs is $3.1 million and the members’ interest in the consolidated VIEs is $9.5 million, which is reported as noncontrolling interest on the accompanying consolidated balance sheet.

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

Segment financial information relating to the Company’s homebuilding operations was as follows:

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)
Homebuilding revenues:
Southern California	$30,145	$53,640	$50,286	$75,021
Northern California	15,501	3,319	24,903	11,266
Arizona	4,382	6,025	7,835	10,124
Nevada	7,767	5,753	11,345	10,188

Total homebuilding revenues	$57,795	$68,737	$94,369	$106,599

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)
Homebuilding (loss) income before (provision) benefit for income taxes:
Southern California	$404	$(1,212)	$(2,128)	$(5,876)
Northern California	(598)	1,912	(1,822)	2,623
Arizona	(282)	(1,439)	(1,059)	(2,461)
Nevada	(2,494)	(921)	(4,888)	(1,931)
Corporate	(8,115)	(2,999)	(12,365)	(5,533)

Total homebuilding loss before (provision) benefit for income taxes	$(11,085)	$(4,659)	$(22,262)	$(13,178)

	June 30, 2011	December 31, 2010
	(in thousands)
Homebuilding assets:
Southern California	$228,037	$239,510
Northern California	53,129	60,542
Arizona	210,131	194,635
Nevada	63,583	58,827
Corporate (1)	56,272	95,490

Total homebuilding assets	$611,152	$649,004

(1)	Comprised primarily of cash, receivables, deferred loan costs and other assets.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 4 — Real Estate Inventories

Real estate inventories consist of the following (in thousands):

	June 30, 2011	December 31, 2010
Inventories owned: (1)
Deposits	$27,939	$27,939
Land and land under development	315,012	298,677
Homes completed and under construction	107,714	114,592
Model homes	42,872	47,698

Total	$493,537	$488,906

Inventories not owned: (2)
Other land options contracts — land banking arrangement	$47,408	$55,270

(1)	Beginning in 2008, the Company temporarily suspended all development, sales and marketing activities at certain projects which were in various stages of development. Management of the Company concluded that this strategy was necessary under the prevailing market conditions and would allow the Company to market the properties at some future time when market conditions may have improved. Certain of these projects were restarted beginning in 2010; and, as markets continue to improve, management continues to evaluate and analyze the marketplace to potentially activate temporarily suspended projects in 2011 and beyond. The Company has incurred costs related to these certain projects of $15.1 million as of June 30, 2011, of which $9.4 million is included in Land and land under development and $5.7 million is included in Model homes. The Company may bring more of these projects to market in 2011.
(2)	Represents the consolidation of a land banking arrangement which does not obligate the Company to purchase the lots, however, based on certain factors, the Company has determined it is economically compelled to purchase the lots in the land banking arrangement and has been consolidated. Amounts are net of deposits.

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

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

Management assesses land deposits for impairment when estimated land values are deemed to be less than the agreed upon contract price. The Company considers changes in market conditions, the timing of land purchases, the ability to renegotiate with land sellers the terms of the land option contracts in question, the availability and best use of capital, and other factors. The Company records abandoned land deposits and related pre-acquisition costs in cost of sales-lots, land and other in the consolidated statements of operations in the period that it is abandoned. During the three and six months ended June 30, 2011, the Company did not record any impairments related to abandoned land deposits (not under land banking arrangements) and related pre-acquisition costs. During the three and six months ended June 30, 2010, the Company recorded $1.2 million related to abandoned land deposits and related pre-acquisition costs.

Note 5 — Senior Notes and Secured Indebtedness

As of June 30, 2011, the Company had the following outstanding Term Loan, 7  5/8% Senior Notes, 10  3/4% Senior Notes and 7   1/2% Senior Notes (in thousands):

Senior Secured Term Loan due October 20, 2014	$206,000
7 5/8% Senior Notes due December 15, 2012	66,704
10 3/4% Senior Notes due April 1, 2013	138,760
7 1/2% Senior Notes due February 15, 2014	77,867

$489,331

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The Company’s covenant compliance for the Term Loan at June 30, 2011 is detailed in the table set forth below (dollars in millions):

Covenant and Other Requirements	Actual at June 30, 2011	Covenant Requirements at June 30, 2011
Tangible Net Worth (1)	$(9.7)	≥$75.0
Ratio of Term Loan to Borrowing Base	54.5%	≤60%
Secured Indebtedness (as a percentage of collateral value)	58.0%	≤60%
Excluded Assets	$11.0	≤$20.0

(1)	Tangible Net Worth was calculated based on the stated amount of equity less intangible assets of $10.6 million as of June 30, 2011. This covenant has been amended as described below.

As reported on the Company’s current report on Form 8-K dated March 18, 2011, the Company reached an agreement with the Lenders under the Term Loan that amended the Term Loan to permit the Company’s tangible net worth to fall below $75.0 million for two consecutive quarters. As reported on the Company’s current report on Form 8-K, dated April 21, 2011, the Company reached a subsequent agreement with the Lenders under the Term Loan to waive any non-compliance with the tangible net worth covenant and with certain other technical requirements through July 19, 2011, subject to certain terms and conditions. In addition, as reported on the Company’s current report on Form 8-K, dated July 18, 2011, the Company reached a subsequent agreement with the Lenders under the Term Loan to waive any non-compliance with the tangible net worth covenant and with certain other technical requirements through September 16, 2011, subject to certain terms and conditions.

Except as noted above, as of and for the period ending June 30, 2011, the Company is in compliance with the covenants under the Term Loan.

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

7  5/8% Senior Notes

On November 22, 2004, California Lyon issued $150.0 million principal amount of the 7  5/8% Senior Notes, resulting in net proceeds to the Company of approximately $148.5 million. Of the initial $150.0 million, $66.7 million in aggregate principal amount remained outstanding as of June 30, 2011 and the date hereof. In August 2010, the Company redeemed, in a privately negotiated transaction, $0.5 million principal amount of its outstanding 7  5/8% Senior Notes at a cost of $0.4 million plus accrued interest.

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

10  3/4% Senior Notes

On March 17, 2003, California Lyon issued $250.0 million of the 10  3/4% Senior Notes at a price of 98.493% to the public, resulting in net proceeds to the Company of approximately $246.2 million. The redemption price reflected a discount to yield 11% under the effective interest method, and the notes have been reflected net of the unamortized discount in the consolidated balance sheet. Of the initial $250.0 million, $138.8 million aggregate principal amount remained outstanding as of June 30, 2011 and the date hereof. In July 2010, the Company redeemed, in a privately negotiated transaction, $10.5

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

million principal amount of its outstanding 10  3/4% Senior Notes at a cost of $9.0 million plus accrued interest. In August 2010, the Company redeemed, in privately negotiated transactions, $19.5 million principal amount of its outstanding 10  3/4% Senior Notes at a cost of $16.9 million plus accrued interest.

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

7   1/2% Senior Notes

On February 6, 2004, California Lyon issued $150.0 million principal amount of the 7  1/2% Senior Notes, resulting in net proceeds to the Company of approximately $147.6 million. Of the initial $150.0 million, $77.9 million aggregate principal amount remained outstanding as of June 30, 2011 and the date hereof. In August 2010, the Company redeemed, in a privately negotiated transaction, $6.8 million principal amount of its outstanding 7  1/2% Senior Notes at a cost of $5.1 million plus accrued interest.

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

Under the Senior Notes Indentures, if the Company’s consolidated tangible net worth falls below $75.0 million for any two consecutive fiscal quarters, California Lyon will be required to make an offer to purchase up to 10% of each class of Senior Notes originally issued at a purchase price equal to 100% of the principal amount, plus accrued and unpaid interest, if any. The tangible net worth for any fiscal quarter may not be counted more than once in determining whether California Lyon must make such an offer to purchase. Any such offer to purchase must be made within 65 days after the second quarter ended for which the Company’s tangible net worth is less than $75.0 million. However, California Lyon may reduce the principal amount of the notes to be purchased by the aggregate principal amount of all notes previously redeemed.

The Company’s consolidated tangible net worth was less than $75.0 million as of December 31, 2010, March 31, 2011 and June 30, 2011.

The Company previously determined and calculated that California Lyon’s redemptions of Senior Notes during the period from 2008 to 2010 reduced California Lyon’s repurchase obligations resulting from the Company’s consolidated tangible net worth being less than $75.0 million as of December 31, 2010 and March 31, 2011 as follows: California Lyon would not be obligated to repurchase any of the 7  5/8% Senior Notes, as a result of California Lyon’s previous redemption of $83.3 million in aggregate principal amount of the 7  5/8% Senior Notes; California Lyon would not be obligated to repurchase any of the 10  3/4% Senior Notes, as a result of California Lyon’s previous redemption of $110.7 million in aggregate principal amount of the 10  3/4% Senior Notes; and California Lyon would not be obligated to repurchase any of the 7  1/2% Senior Notes, as a result of California Lyon’s previous redemption of $72.1 million in aggregate principal amount of the 7  1/2% Senior Notes.

Since the Company’s consolidated tangible net worth as of March, 31, 2011 cannot be counted more than once in determining whether California Lyon must make an offer to repurchase any of the Senior Notes, two applicable fiscal quarters had not passed, and accordingly the requirement to make such an offer was not triggered, as of June 30, 2011, notwithstanding the fact that the Company’s consolidated tangible net worth was less than $75.0 million as of that date.

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(viii) consolidate, merge or sell all or substantially all of the Company’s and California Lyon’s assets. These covenants are subject to a number of important exceptions and qualifications as described in the Senior Notes Indentures.

As of and for the period ending June 30, 2011, the Company was in compliance with the Senior Notes covenants.

The foregoing summary is not a complete description of the Senior Notes and is qualified in its entirety by reference to the Senior Notes Indentures.

Prior Redemptions of the Senior Notes

During the year ended December 31, 2010, California Lyon redeemed, in privately negotiated transactions, $37.3 million principal amount of its outstanding Senior Notes at a cost of $31.3 million, plus accrued interest. The net gain resulting from the redemptions, after giving effect to amortization of related deferred loan costs, was $5.6 million.

On June 10, 2009, California Lyon consummated a cash tender offer (the “Tender Offer”) to redeem a portion of its outstanding Senior Notes. The principal amount of Senior Notes redeemed by California Lyon on settlement of the Tender Offer totaled $53.2 million, including $29.1 million of the 7  5/8% Senior Notes, $2.4 million of the 10  5/8% Senior Notes, and $21.7 million of the 7  1/2% Senior Notes. The aggregate Tender Offer consideration paid totaled $14.9 million, plus accrued interest. The net gain resulting from the Tender Offer, after closing costs, was $37.0 million.

Also, during 2009 the Company redeemed, in privately negotiated transactions, a total of $103.7 million principal amount of the outstanding Senior Notes at a cost of $62.1 million, plus accrued interest. The net gain resulting from the redemption, after giving effect to amortization of related deferred loan costs, was $41.1 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition and Liquidity” and Note 5 of “Notes to Consolidated Financial Statements” for more information relating to the Senior Notes of the Company.

In October 2008, the Company redeemed, in privately negotiated transactions, $71.9 million principal amount of the outstanding Senior Notes at a cost of $16.7 million, plus accrued interest. The net gain resulting from the redemption, after giving effect to amortization of related deferred loan costs, was $54.0 million.

Construction Notes Payable

As of June 30, 2011, the Company had two construction notes payable with outstanding principal totaling $19.9 million. One of the notes matured July 1, 2011 and bears interest at rates based on either LIBOR or prime with an interest rate floor of 6.5%. The outstanding principal balance of the note was $11.9 million as of June 30, 2011. Interest is calculated on the average daily balance and is paid following the end of each month. While the Company was previously required to maintain minimum tangible net worth of $90.0 million under this note, the Company and the lender have amended the note to eliminate the tangible net worth covenant in exchange for a principal payment of $2.0 million, which was made in April 2011. During the second quarter, the Company and the lender agreed to extend the maturity of the loan to January 2012 in exchange for a principal payment of $2.0 million, which was paid on July 1, 2011. The Company is required to make an additional principal payment of $0.9 Million in September 2011, and the interest rate floor will decrease to 6.0%.

The other construction note had a remaining balance at June 30, 2011 of $8.0 million, which will mature in May 2015. The loan bears interest payable monthly at a fixed rate of 12.5%, with quarterly principal payments of $500,000. The interest rate decreases to 10.0% when the principal balance is reduced to $7.5 million.

Seller Financing

At June 30, 2011, the Company had $5.4 million of notes payable outstanding related to a land acquisition for which seller financing was provided, which is included in notes payable in the accompanying consolidated balance sheet. The seller financing note is due at various dates through 2012 and bears interest at 7.0%. Interest is calculated on the principal balance outstanding and is accrued and paid to the seller at the time each residential unit is closed. In addition, the Company makes an annual interest payment on the outstanding principal balance related to any remaining residential units.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

CONSOLIDATING BALANCE SHEET

June 30, 2011

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
ASSETS
Cash and cash equivalents	$—	$32,847	$101	$1,642	$—	$34,590
Restricted cash	—	502	—	—	—	502
Receivables	—	14,359	312	3,150	—	17,821
Real estate inventories
Owned	—	484,503	—	9,034	—	493,537
Not owned	—	47,408	—	—	—	47,408
Property and equipment, net	—	1,089	—	—	—	1,089
Deferred loan costs	—	10,619	—	—	—	10,619
Other assets	—	5,438	148	—	—	5,586
Investments in subsidiaries	(8,582)	3,277	—	—	5,305	—
Intercompany receivables	—	—	203,300	12	(203,312)	—

	$(8,582)	$600,042	$203,861	$13,838	$(198,007)	$611,152

LIABILITIES AND EQUITY
Accounts payable	$—	$11,311	$74	$559	$—	$11,944
Accrued expenses	—	35,939	222	71	—	36,232
Liabilities from inventories not owned	—	47,408	—	—	—	47,408
Notes payable	—	25,341	—	—	—	25,341
Senior Secured Term Loan	—	206,000	—	—	—	206,000
7 5/8% Senior Notes	—	66,704	—	—	—	66,704
10 3/4% Senior Notes	—	138,760	—	—	—	138,760
7 1/2% Senior Notes	—	77,867	—	—	—	77,867
Intercompany payables	—	202,859	—	453	(203,312)	—

Total liabilities	—	812,189	296	1,083	(203,312)	610,256
Equity
Stockholders’ equity (accumulated deficit)	(8,582)	(212,147)	203,565	12,755	(4,173)	(8,582)
Noncontrolling interest	—	—	—	—	9,478	9,478

	$(8,582)	$600,042	$203,861	$13,838	$(198,007)	$611,152

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

LIABILITIES AND EQUITY
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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended June 30, 2011

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$51,222	$4,382	$2,191	$—	$57,795
Construction services	—	5,326	—	—	—	5,326
Management fees	—	100	—	—	(100)	—

	—	56,648	4,382	2,191	(100)	63,121

Operating costs
Cost of sales	—	(45,251)	(4,078)	(1,892)	100	(51,121)
Construction services	—	(4,990)	—	—	—	(4,990)
Sales and marketing	—	(4,465)	(343)	(199)	—	(5,007)
General and administrative	—	(5,566)	(79)	—	—	(5,645)
Other	—	(5,768)	—	(24)	—	(5,792)

	—	(66,040)	(4,500)	(2,115)	100	(72,555)

Equity in income of unconsolidated joint ventures	—	3,469	—	—	—	3,469

Loss from subsidiaries	(11,171)	(122)	—	—	11,293	—

Operating (loss) income	(11,171)	(6,045)	(118)	76	11,293	(5,965)
Interest expense, net of amounts capitalized	—	(5,197)	—	—	—	(5,197)
Other income (expense), net	—	122	(41)	(4)	—	77

Loss before provision for income taxes	(11,171)	(11,120)	(159)	72	11,293	(11,085)
Provision for income taxes	—	(10)	—	—	—	(10)

Consolidated net (loss) income	(11,171)	(11,130)	(159)	72	11,293	(11,095)
Less: Net income — noncontrolling interest	—	—	—	—	(76)	(76)

Net (loss) income attributable to William Lyon Homes	$(11,171)	$(11,130)	$(159)	$72	$11,217	$(11,171)

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended June 30, 2010

(in thousands)

	Unconsolidated				Eliminating Entries	Consolidated Company
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Operating revenue
Sales	$—	$79,916	$6,025	$—	$—	$85,941
Construction services	—	751	—	—	—	751

	—	80,667	6,025	—	—	86,692

Operating costs
Cost of sales	—	(66,390)	(5,991)	13	—	(72,368)
Impairment loss on real estate assets	—	(291)	—	—	—	(291)
Construction services	—	(674)	—	—	—	(674)
Sales and marketing	—	(5,315)	(424)	(76)	—	(5,815)
General and administrative	—	(5,483)	(89)	(12)	—	(5,584)
Other	—	(1,004)	—	—	—	(1,004)

	—	(79,157)	(6,504)	(75)	—	(85,736)

Equity in income of unconsolidated joint ventures	—	761	—	—	—	761

(Loss) income from subsidiaries	(4,538)	(484)	14	—	5,008	—

Operating (loss) income	(4,538)	1,787	(465)	(75)	5,008	1,717
Interest expense, net of amounts capitalized	—	(6,213)	—	—	—	(6,213)
Other loss, net	—	(41)	(85)	(37)	—	(163)

Consolidated net loss	(4,538)	(4,467)	(550)	(112)	5,008	(4,659)
Less: Net loss — noncontrolling interest	—	—	—	—	121	121

Net loss attributable to William Lyon Homes	$(4,538)	$(4,467)	$(550)	$(112)	$5,129	$(4,538)

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS

Six Months Ended June 30, 2011

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$82,913	$7,835	$3,621	$—	$94,369
Construction services	—	7,552	—	—	—	7,552
Management fees	—	165	—	—	(165)	—

	—	90,630	7,835	3,621	(165)	101,921

Operating costs
Cost of sales	—	(72,827)	(7,257)	(3,087)	165	(83,006)
Construction services	—	(6,827)	—	—	—	(6,827)
Sales and marketing	—	(8,101)	(610)	(385)	—	(9,096)
General and administrative	—	(11,769)	(152)	(1)	—	(11,922)
Other	—	(7,253)	—	(24)	—	(7,277)

	—	(106,777)	(8,019)	(3,497)	165	(118,128)

Equity in income of unconsolidated joint ventures	—	3,676	—	—	—	3,676
Loss from subsidiaries	(22,396)	(192)	—	—	22,588	—

Operating (loss) income	(22,396)	(12,663)	(184)	124	22,588	(12,531)
Interest expense, net of amounts capitalized	—	(9,975)	—	—	—	(9,975)
Other income (expense), net	—	341	(89)	(8)	—	244

Loss before provision for income taxes	(22,396)	(22,297)	(273)	116	22,588	(22,262)
Provision for income taxes	—	(10)	—	—	—	(10)

Consolidated net (loss) income	(22,396)	(22,307)	(273)	116	22,588	(22,272)
Less: Net income — noncontrolling interest	—	—	—	—	(124)	(124)

Net (loss) income attributable to William Lyon Homes	$(22,396)	$(22,307)	$(273)	$116	$22,464	$(22,396)

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS

Six Months Ended June 30, 2010

(in thousands)

	Unconsolidated				Eliminating Entries	Consolidated Company
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Operating revenue
Sales	$—	$113,679	$10,124	$—	$—	$123,803
Construction services	—	6,052	—	—	—	6,052

	—	119,731	10,124	—	—	129,855

Operating costs
Cost of sales	—	(93,899)	(9,871)	40	—	(103,730)
Impairment loss on real estate assets	—	(291)	—	—	—	(291)
Construction services	—	(3,921)	—	—	—	(3,921)
Sales and marketing	—	(8,652)	(653)	(97)	—	(9,402)
General and administrative	—	(11,402)	(163)	(21)	—	(11,586)
Other	—	(1,898)	—	—	—	(1,898)

	—	(120,063)	(10,687)	(78)	—	(130,828)

Equity in income of unconsolidated joint ventures	—	1,173	—	—	—	1,173
(Loss) income from subsidiaries	(13,022)	(546)	12	—	13,556	—

Operating (loss) income	(13,022)	295	(551)	(78)	13,556	200
Interest expense, net of amounts capitalized	—	(13,307)	—	—	—	(13,307)
Other income (loss), net	—	58	(145)	16	—	(71)

Loss before benefit from income taxes	(13,022)	(12,954)	(696)	(62)	13,556	(13,178)
Benefit from income taxes	—	65	—	—	—	65

Consolidated net loss	(13,022)	(12,889)	(696)	(62)	13,556	(13,113)
Less: Net loss — noncontrolling interest	—	—	—	—	91	91

Net loss attributable to William Lyon Homes	$(13,022)	$(12,889)	$(696)	$(62)	$13,647	$(13,022)

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2011

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating activities
Net (loss) income	$(22,396)	$(22,307)	$(273)	$116	$22,588	$(22,272)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	—	118	26	—	—	144
Equity in income of unconsolidated joint ventures	—	(3,676)	—	—	—	(3,676)
Equity in loss of subsidiaries	22,396	192	—	—	(22,588)	—
Provision for income taxes	—	10	—	—	—	10
Net changes in operating assets and liabilities:
Restricted cash	—	139	—	—	—	139
Receivables	—	675	4	(1)	—	678
Income tax refund receivable	—	—	—	—	—	—
Real estate inventories — owned	—	(5,552)	—	1,862	—	(3,690)
Deferred loan costs	—	1,785	—	—	—	1,785
Other assets	—	(3,115)	8	—	—	(3,107)
Accounts payable	—	5,090	47	(97)	—	5,040
Accrued expenses	—	(5,506)	6	—	—	(5,500)

Net cash (used in) provided by operating activities	—	(32,147)	(182)	1,880	—	(30,449)

Investing activities
Net change in investment in and advances to unconsolidated joint ventures	—	1,165	—	—	—	1,165
Purchases of property and equipment	—	23	(26)	—	—	(3)
Investments in subsidiaries	—	(183)	—	—	183	—

Net cash provided by (used in) investing activities	—	1,005	(26)	—	183	1,162

Financing activities
Principal payments on notes payable	—	(5,200)	—	—	—	(5,200)
Noncontrolling interest distributions, net	—	—	—	—	(2,209)	(2,209)
Advances to affiliates	—	—	(2)	(2,210)	2,212	—
Intercompany receivables/payables	—	(310)	180	316	(186)	—

Net cash (used in) provided by financing activities	—	(5,510)	178	(1,894)	(183)	(7,409)

Net decrease in cash and cash equivalents	—	(36,652)	(30)	(14)	—	(36,696)
Cash and cash equivalents at beginning of period	—	69,499	131	1,656	—	71,286

Cash and cash equivalents at end of period	$—	$32,847	$101	$1,642	$—	$34,590

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2010

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating activities
Net (loss) income	$(13,022)	$(12,889)	$(696)	$(62)	$13,556	$(13,113)
Adjustments to reconcile net (loss) income to net cash provided (used in) by operating activities:
Depreciation and amortization	—	166	63	—	—	229
Impairment loss on real estate assets	—	291	—	—	—	291
Equity in income of unconsolidated joint ventures	—	(1,173)	—	—	—	(1,173)
Loss on disposition of fixed asset	—	—	122	—	—	122
Equity in earnings of subsidiaries	13,022	546	(12)	—	(13,556)	—
Benefit from income taxes	—	(65)	—	—	—	(65)
Net changes in operating assets and liabilities:
Restricted cash	—	460	—	—	—	460
Receivables	—	1,238	2	(79)	—	1,161
Income tax refund receivable	—	107,054	—	—	—	107,054
Real estate inventories — owned	—	(79,641)	—	(2,047)	—	(81,688)
Deferred loan costs	—	1,731	—	—	—	1,731
Other assets	—	13,357	14	—	—	13,371
Accounts payable	—	3,866	(15)	(492)	—	3,359
Accrued expenses	—	(286)	(152)	—	—	(438)

Net cash provided by (used in) operating activities	—	34,655	(674)	(2,680)	—	31,301

Investing activities
Net change in investment in and advances to unconsolidated joint ventures	—	581	—	—	—	581
Purchases of property and equipment	—	96	(136)	—	—	(40)
Investments in subsidiaries	—	(570)	12	—	558	—

Net cash provided by (used in) investing activities	—	107	(124)	—	558	541

Financing activities
Proceeds from borrowings on notes payable	—	6,679	—	—	—	6,679
Principal payments on notes payable	—	(48,379)	—	—	—	(48,379)
Noncontrolling interest contributions, net	—	—	—	—	2,790	2,790
Advances to affiliates	—	—	(15)	2,785	(2,770)	—
Intercompany receivables/payables	—	(373)	835	116	(578)	—

Net cash (used in) provided by financing activities	—	(42,073)	820	2,901	(558)	(38,910)

Net increase (decrease) in cash and cash equivalents	—	(7,311)	22	221	—	(7,068)
Cash and cash equivalents at beginning of period	—	115,247	111	2,229	—	117,587

Cash and cash equivalents at end of period	$—	$107,936	$133	$2,450	$—	$110,519

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 6 — Fair Value of Financial Instruments

In accordance with FASB ASC Topic 820 Fair Value Measurements and Disclosure, the Company is required to disclose the estimated fair value of financial instruments. As of June 30, 2011, the Company used the following assumptions to estimate the fair value of each type of financial instrument for which it is practicable to estimate:

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

•

Senior Secured Term Loan — As reported in an affiliate of the lender’s Annual Report on Form 10-K for the year ending December 31, 2010, the fair value of the loan is estimated using inputs such as discounted cash flow projections, current interest rates available for similar instruments and other quantitative and qualitative factors, however this amount does not necessarily represent the amount the Company expects to pay. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different assumptions or methodologies could have a material effect on the estimated fair value amounts. Fair value includes the carrying amount of the loan plus a portion of the “make-whole” amount as defined in the related loan agreement.

•	Senior Notes Payable — The Senior Notes are traded over the counter and their fair values were based upon quotes from industry sources, as of June 30, 2011.

The estimated fair values of financial instruments are as follows (in thousands):

	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and equivalents	$34,590	$34,590	$71,286	$71,286
Financial liabilities:
Construction notes payable	$19,899	$19,880	$22,899	$22,899
Seller financing	5,442	5,442	7,642	7,642
Senior Secured Term Loan due 2014	$206,000	$230,800	$206,000	$230,800
7 5/8% Senior Notes due 2012	$66,704	$37,748	$66,704	$56,785
10 3/4% Senior Notes due 2013	$138,760	$72,058	$138,619	$119,933
7 1/2% Senior Notes due 2014	$77,867	$39,113	$77,867	$56,049

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

Note 7 — Related Party Transactions

For the three and six months ended June 30, 2011, the Company incurred reimbursable on-site labor costs of $45,000 and $90,000, respectively, and for the three and six months ended June 30, 2010, the Company incurred reimbursable on-site labor costs of $57,000 and $119,000, respectively, for providing customer service to real estate projects developed by entities controlled by William Lyon and William H. Lyon. At June 30, 2011 and December 31, 2010, $60,000 and $38,000, respectively, was due to the Company for reimbursable on-site labor costs.

The Company earned fees of $91,000 and $182,000, respectively, during the three and six months ended June 30, 2011, and fees of $89,000 and $244,000, respectively, during the three and six months ended June 30, 2010, related to a Human Resources and Payroll Services contract between the Company and an entity controlled by General William Lyon and William H. Lyon. Effective April 1, 2011 upon approval by the Company’s board of directors, the Company and this entity amended the Human Resources and Payroll Services contract to provide that the affiliate will now pay to the Company a base monthly fee of $21,335 and a variable monthly fee equal to $23 multiplied by the number of active employees employed by such entity (which will initially result in a variable monthly fee of approximately $8,000). The amended contract also provides that the Company will be reimbursed by such affiliate for a pro rata share of any bonuses paid to the Company’s Human Resources staff (other than any bonus paid to the Vice President of Human Resources). The Company believes that the compensation being paid to it for the services provided to the affiliate is at a market rate of compensation, and that as a result of the fees that are paid to the Company under this contract, the overall cost to the Company of its Human Resources department will be reduced.

On September 3, 2009, Presley CMR, Inc., a California corporation (“Presley CMR”) and wholly owned subsidiary of California Lyon, entered into an Aircraft Purchase and Sale Agreement (“PSA”) with an affiliate of General William Lyon to sell the aircraft described above. The PSA provided for an aggregate purchase price for the Aircraft of $8.3 million, (which value was the appraised fair market value of the Aircraft), which consisted of: (i) cash in the amount of $2.1 million to be paid at closing and (ii) a promissory note from the affiliate in the amount of $6.2 million, which is included in receivables in the accompanying consolidated balance sheet at June 30, 2011 and December 31, 2010. The Company receives semiannual interest payments of approximately $132,000 in March and September, the most recent payment was received in March 2011. The note is due in September 2016.

For the three and six months ended June 30, 2010 and 2011, the Company incurred charges of $197,000 and $393,000, respectively, related to rent on its corporate office, from a trust of which William H. Lyon is the sole beneficiary. The Company is considering its options in light of current usage and market conditions.

Note 8 — Income Taxes

On November 6, 2009, an expanded carry back election was signed into law as part of the Worker, Homeownership, and Business Assistance Act of 2009. As a result of this legislation, the Company elected to carry back for five years the taxable losses generated in 2009. In March 2010, the Company received a tax refund of $102.1 million.

The Company accounts for income taxes in accordance with FASB ASC Topic 740, Income Taxes (“ASC 740”). ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be considered “more-likely-than-not” to be sustained upon examination by taxing authorities. The Company has taken positions in certain taxing jurisdictions for which it is more likely than not that previously unrecognized tax benefits will be recognized. In addition, the Company has elected to recognize interest and penalties related to uncertain tax positions in the income tax provision. In accordance with the provisions of ASC 740, effective January 1, 2007, the Company recorded an income tax refund receivable of $5.7 million and recognized the associated tax benefit as an increase in additional paid-in capital. In connection therewith, the Company recorded interest receivable of $1.1 million and recognized the associated tax benefit as an increase in retained earnings. Since recording the income tax refund, the Company has received refunds and accrued additional interest, leaving approximately $5.2 million of income tax refunds and interest receivable on the

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

consolidated balance sheet at December 31, 2009. The Company received the balance of the refunds and interest, totaling $5.2 million in the first quarter of 2010. At December 31, 2010 and June 30, 2011, the Company has no unrecognized tax benefits.

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

In some jurisdictions in which the Company develops and constructs property, assessment district bonds are issued by municipalities to finance major infrastructure improvements. As a land owner benefited by these improvements, the Company is responsible for the assessments on its land. When properties are sold, the assessments are either prepaid or the buyers assume the responsibility for the related assessments. Assessment district bonds issued after May 21, 1992 are accounted for under the provisions of 91-10, “Accounting for Special Assessment and Tax Increment Financing Entities” issued by the Emerging Issues Task Force of the Financial Accounting Standards Board on May 21, 1992, now codified as FASB ASC Topic 970-470, Real Estate — Debt, and recorded as liabilities in the Company’s consolidated balance sheet, if the amounts are fixed and determinable.

As of June 30, 2011, the Company had $0.5 million in deposits as collateral for outstanding irrevocable standby letters of credit to guarantee the Company’s financial obligations under certain contractual arrangements in the normal course of business. The standby letters of credit were secured by cash as reflected as restricted cash on the accompanying consolidated balance sheet. The beneficiary may draw upon these letters of credit in the event of a contractual default by the Company relating to each respective obligation. These letters of credit generally have a stated term of 12 months and have varying maturities throughout 2011, at which time the Company may be required to renew to coincide with the term of the respective arrangement.

The Company also had outstanding performance and surety bonds of $83.8 million at June 30, 2011 related principally to its obligations for site improvements at various projects. The Company does not believe that draws upon these bonds, if any, will have a material effect on the Company’s financial position, results of operations or cash flows.

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

See Note 5 for additional information relating to the Company’s guarantee arrangements.

Land Banking Arrangements

The Company enters into purchase agreements with various land sellers. As a method of acquiring land in staged takedowns, thereby minimizing the use of funds from the Company’s available cash or other corporate financing sources and limiting the Company’s risk, the Company transfers the Company’s right in such purchase agreements to entities owned by third parties (“land banking arrangements”). These entities use equity contributions and/or incur debt to finance the acquisition and development of the previous land being purchased. The entities grant the Company an option to acquire lots in staged takedowns. In consideration for this option, the Company makes a non-refundable deposit of 15% to 25% of the total purchase price. The Company is under no obligation to purchase the balance of the lots, but would forfeit remaining deposits and could be subject to penalties if the lots were not purchased. The Company does not have legal title to these entities or their assets and has not guaranteed their liabilities. These land banking arrangements help the Company manage the financial and market risk associated with land holdings. FASB ASC Topic 810 requires the consolidation of the assets, liabilities and operations of the Company’s land banking arrangements that are VIEs, of which none existed at June 30, 2011.

The Company participates in one land banking arrangement, which is not a VIE in accordance with FASB ASC Topic 810, but which is consolidated in accordance with FASB ASC Topic 470, Debt. Under the provisions of FASB ASC Topic 470, the Company has determined it is economically compelled, based on certain factors, to purchase the land in the land banking arrangement. The Company has recorded the remaining purchase price of the land of $47.4 million, which is included in real estate inventories not owned and liabilities from inventories not owned in the accompanying consolidated balance sheet as of June 30, 2011.

In 2011, the Company purchased 23 lots from its land banking arrangement for a total purchase price of $7.9 million. In conjunction with the purchase, the Company reduced real estate inventories not owned and liabilities from inventories not owned in the amount of $7.9 million.

Summary information with respect to the Company’s consolidated land banking arrangement is as follows as of June 30, 2011 (dollars in thousands):

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

Results of Operations

Since early 2006, the U.S. housing market has been negatively impacted by declined consumer confidence, restrictive mortgage standards, and large supplies of foreclosure, resale and new homes, among other factors. When combined with a prolonged economic downturn, high unemployment levels, and uncertainty in the U.S. economy, these conditions have contributed to decreased demand for housing, declining sales prices, and increasing pricing pressure, which hinders the Company’s ability to attract new home buyers. As a result, the Company has experienced operating losses, beginning in 2007 and continuing into 2011. Such losses resulted from a combination of reduced homebuilding gross margins, losses on land sales to generate cash flow, lower sales volume and significant non-cash impairment losses on real estate assets. On November 6, 2009, the Worker, Homeownership, and Business Assistance Act of 2009 (“the Act”) was enacted into law, which extended and expanded the homebuyer federal tax credit until April 30, 2010. The Act, which was applicable to net new home orders under contract by April 30, 2010 and closed by September 30, 2010, favorably impacted our home sales during the early part of 2010, but also contributed to an industry-wide decline in net new home orders in the latter part of 2010 and into 2011.

The U.S. housing market and broader economy remain in a period of uncertainty; however, there are signs of stabilization in certain of our local markets, though at near historically low levels.

There are indications that certain aforementioned negative trends may be slowing, however, there are also a number of factors that may further worsen market conditions or delay a recovery in the homebuilding industry, including, but not limited to: (i) high levels of unemployment, which correlates to low levels of consumer confidence; (ii) continued foreclosure activity with immeasurable shadow inventory; (iii) upward trending mortgage rates, as the current level of low mortgage rates is not expected to remain in the long-term; (iv) increased costs and standards related to FHA loans, which continue to be a significant source of homebuyer financing; (v) increase in the cost of building materials; and (vi) the lack of consumer confidence due to U.S. and global economic difficulties.

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

In Southern California, net new home orders per average sales location decreased to 12.0 during the three months ended June 30, 2011 from 14.6 for the same period in 2010. In Northern California, net new home orders per average sales location increased to 7.4 during the 2011 period from 5.2 during the 2010 period. In Arizona, net new home orders per average sales location increased to 25.5 during the three months ended June 30, 2011 from 9.7 for the same period in 2010. In Nevada, net new home orders per average sales location increased to 6.8 during the 2011 period from 6.7 during the 2010 period. In Southern California, the cancellation rate decreased to 11% in the 2011 period compared to 19% in the 2010 period. In Northern California, the cancellation rate increased to 24% in the 2011 period compared to 13% in the 2010 period. In Arizona, the cancellation rate decreased to 2% in the 2011 period compared to 15% in the 2010 period. In Nevada, the cancelation rate decreased to 13% in the 2011 period compared to 17% in the 2010 period.

The Company experienced decreased homebuilding gross margin percentages of 11.5% for the three months ended June 30, 2011 compared to 17.4% in the 2010 period particularly impacted by a decrease in Southern California’s homebuilding gross margin percentages to 12.0% in the 2011 period compared to 18.2% in the 2010 period and a decrease in Northern California’s homebuilding gross margin percentages to 9.2% in the 2011 period compared to 26.0% in the 2010 period. In Arizona, homebuilding gross margin percentages increased to 19.3% in the 2011 period from 4.7% in the 2010 period. In Nevada, homebuilding gross margin percentages decreased to 10.1% in the 2011 period from 17.5% in the 2010 period.

Comparisons of Three Months Ended June 30, 2011 to June 30, 2010

On a consolidated basis, the number of net new home orders for the three months ended June 30, 2011 increased 5% to 201 homes from 192 homes for the three months ended June 30, 2010. The number of homes closed on a consolidated basis for the three months ended June 30, 2011, decreased 27% to 171 homes from 233 homes for the three months ended June 30, 2010. On a consolidated basis, the backlog of homes sold but not closed as of June 30, 2011 was 173, down 14% from 202 homes a year earlier. However, the backlog of homes sold but not closed increased 106% from 84 since December 31, 2010.

Homes in backlog are generally closed within three to six months. The dollar amount of backlog of homes sold but not closed on a consolidated basis as of June 30, 2011 was $63.2 million, down 24% from $83.5 million as of June 30, 2010. The cancellation rate of buyers who contracted to buy a home but did not close escrow at the Company’s projects was 12% during the three months ended June 30, 2011 compared to 18% during the three months ended June 30, 2010. The inventory of completed and unsold homes was 25 homes as of June 30, 2011, down 70% from 83 homes at June 30, 2010, and down 77% from 107 homes at December 31, 2010.

The average number of sales locations during the quarter ended June 30, 2011 was 19, consistent with 19 in the comparable period a year ago.

The Company’s number of new home orders per average sales location increased slightly to 10.6 for the three months ended June 30, 2011 as compared to 10.1 for the three months ended June 30, 2010. This was attributable to Northern California, which increased from 5.2 per location at June 30, 2010 to 7.4 per location at June 30, 2011, Arizona, which increased to 25.5 per location at June 30, 2011 from 9.7 per location at June 30, 2010 and Nevada, which increased to 6.8 per location during the 2011 period compared to 6.7 per location in the 2010 period, offset by Southern California, which decreased to12.0 per location at June 30, 2011 from 14.6 per location at June 30, 2010.

	Three Months Ended June 30,		Increase (Decrease)
	2011	2010	Amount	%
Number of Net New Home Orders
Southern California	72	117	(45)	(38)%
Northern California	37	26	11	42%
Arizona	51	29	22	76%
Nevada	41	20	21	105%

Total	201	192	9	5%

Cancellation Rate	12%	18%	(6)%

Net new home orders in each segment, except Southern California, increased period over period. In Southern California, net new home orders decreased 38% from 117 in the 2010 period to 72 in the 2011 period. In Nevada, net new home orders increased 105% from 20 in the 2010 period to 41 in the 2011 period.

Cancellation rates decreased to 12% for the three month period ended June 30, 2011 from 18% for the three month period ended June 30, 2010. The change includes a decrease in Southern California’s cancellation rate to 11% in the 2011 period from 19% in the 2010 period, a decrease in Arizona’s cancellation rate to 2% in the 2011 period from 15% in the 2010 period, a decrease in Nevada’s cancellation rate to 13% in the 2011 period from 17% in the 2010 period and an increase in Northern California’s cancellation rate to 24% in the 2011 period from 13% in the 2010 period.

	Three Months Ended June 30,		Increase (Decrease)
	2011	2010	Amount	%
Average Number of Sales Locations
Southern California	6	8	(2)	(25)%
Northern California	5	5	—	0%
Arizona	2	3	(1)	(33)%
Nevada	6	3	3	100%

Total	19	19	—	0%

The average number of sales locations for the Company remained consistent for the period ending June 30, 2011 compared to the period ending 2010. Nevada doubled its average sales locations from 3 for the 2010 period to 6 for the 2011 period. Southern California decreased by 2 average sales locations and Arizona decreased by 1 sales location, due to final deliveries in certain projects, offset by the opening of new projects in Southern California. Northern California remained unchanged at 5 average sales locations for the 2011 and 2010 periods.

	June 30,		Increase (Decrease)
	2011	2010	Amount	%
Backlog (units)
Southern California	72	159	(87)	(55)%
Northern California	42	26	16	62%
Arizona	35	11	24	218%
Nevada	24	6	18	300%

Total	173	202	(29)	(14)%

The Company’s backlog at June 30, 2011 decreased 14% from 202 units at June 30, 2010 to 173 units at June 30, 2011, primarily resulting from a decrease in net new home orders during the period driven by the Southern California division, with a 38% decrease. The decrease in backlog at quarter end reflects a decrease in the number of homes closed to 171 in the 2011 period from 233 in the 2010 period, slightly offset by a 5% increase in total net new order activity to 201 homes in the 2011 period from 192 homes in the 2010 period.

	June 30,		Increase (Decrease)
	2011	2010	Amount	%
	(dollars in thousands)
Backlog (dollars)
Southern California	$37,496	$70,097	$(32,601)	(47)%
Northern California	16,432	10,306	6,126	59%
Arizona	4,882	1,555	3,327	214%
Nevada	4,360	1,535	2,825	184%

Total	$63,170	$83,493	$(20,323)	(24)%

The dollar amount of backlog of homes sold but not closed as of June 30, 2011 was $63.2 million, down 24% from $83.5 million as of June 30, 2010. The decrease in dollar amount of backlog during this period reflects a 14% decrease in the number of homes in backlog to 173 homes in the 2011 period compared to 202 homes in the 2010 period. In addition, the dollar amount of backlog is affected by recent average sales prices for new home orders. The Company experienced a decrease of 12% in the average sales price of homes in backlog to $365,100 as of June 30, 2011 compared to $413,300 as of June 30, 2010. The decrease in the dollar amount of backlog of homes sold but not closed as described above generally results in a decrease in operating revenues in the subsequent period as compared to the previous period.

In Southern California, the dollar amount of backlog decreased 47% to $37.5 million as of June 30, 2011 from $70.1 million as of June 30, 2010, which is attributable to a 38% decrease in net new home orders in Southern California to 72 homes in the 2011 period compared to 117 homes in the 2010 period, offset by an 18% increase in the average sales price of homes in backlog to $520,800 as of June 30, 2011 compared to $440,900 as of June 30, 2010. In Southern California, the cancellation rate decreased to 11% for the period ended June 30, 2011 from 19% for the period ended June 30, 2010.

In Northern California, the dollar amount of backlog increased 59% to $16.4 million as of June 30, 2011 from $10.3 million as of June 30, 2010, which is attributable to a 42% increase in net new home orders in Northern California to 37 homes in the 2011 period compared to 26 homes in the 2010 period, slightly offset by a 1% decrease in the average sales price of homes in backlog to $391,200 as of June 30, 2011 compared to $396,400 as of June 30, 2010. In Northern California, the cancellation rate increased to 24% for the period ended June 30, 2011 from 13% for the period ended June 30, 2010.

In Arizona, the dollar amount of backlog more than tripled to $4.9 million as of June 30, 2011 from $1.6 million as of June 30, 2010, which is attributable to a 76% increase in net new home orders in Arizona to 51 homes in the 2011 period compared to 29 homes in the 2010 period, slightly offset by a 1% decrease in the average sales price of homes in backlog to $139,500 as of June 30, 2011 compared to $141,400 as of June 30, 2010. In Arizona, the cancellation rate decreased to 2% for the period ended June 30, 2011 from 15% for the period ended June 30, 2010.

In Nevada, the dollar amount of backlog increased 184% to $4.4 million as of June 30, 2011 from $1.5 million as of June 30, 2010, which is attributable to a 300% increase in the number of units in backlog to 24 in the 2011 period from 6 in the 2010 period, along with a 105% increase in net new home orders in Nevada to 41 homes in the 2011 period compared to 20 homes in the 2010 period, offset by a 29% decrease in the average sales price of homes in backlog to $181,700 as of June 30, 2011 compared to $255,800 as of June 30, 2010. In Nevada, the cancellation rate decreased to 13% for the period ended June 30, 2011 from 17% for the period ended June 30, 2010.

	Three Months Ended June 30,		Increase (Decrease)
	2011	2010	Amount	%
Number of Homes Closed
Southern California	60	161	(101)	(63)%
Northern California	39	12	27	225%
Arizona	31	36	(5)	(14)%
Nevada	41	24	17	71%

Total	171	233	(62)	(27)%

During the three months ended June 30, 2011, the number of homes closed decreased 27% to 171 in the 2011 period from 233 in the 2010 period. The decrease in home closings is primarily attributable to a 63% decrease in Southern California to 60 homes closed in the 2011 period compared to 161 homes closed in the 2010 period, slightly offset by a 225% increase in home closings in Northern California to 39 in the 2011 period from 12 in the 2010 period and a 71% increase in homes closed in Nevada from 24 in the 2010 period to 41 in the 2011 period. In addition, the Company was able to convert 100% of its units in backlog as of March 31, 2011 into closings during the period ending June 30, 2011.

	Three Months Ended June 30,		Increase (Decrease)
	2011	2010	Amount	%
	(dollars in thousands)
Home Sales Revenue
Southern California	$30,145	$53,640	$(23,495)	(44)%
Northern California	15,501	3,319	12,182	367%
Arizona	4,382	6,025	(1,643)	(27)%
Nevada	7,767	5,753	2,014	35%

Total	$57,795	$68,737	$(10,942)	(16)%

The decrease in homebuilding revenue of 16% to $57.8 million for the period ending 2011 from $68.7 million for the period ending 2010 is primarily attributable to (i) a decrease in revenue of $20.9 million related to a decrease in the number of homes closed to 171 during the 2011 period from 233 in the 2010 period, and (ii) an increase in revenue of $10.0 million related to an increase in the average sales price of homes closed to $338,000 during the 2011 period from $295,000 during the 2010 period. This increase is attributable to a change in product mix, which included an increase in the number of homes closed with a sale price in excess of $500,000 from 13 in the 2010 period to 50 in the 2011.

	Three Months Ended June 30,		Increase (Decrease)
	2011	2010	Amount	%
Average Sales Price of Homes Closed
Southern California	$502,400	$333,200	$169,200	51%
Northern California	397,500	276,600	120,900	44%
Arizona	141,400	167,400	(26,000)	(16)%
Nevada	189,400	239,700	(50,300)	(21)%

Total	$338,000	$295,000	$43,000	15%

The average sales price of homes closed during the 2011 period increased in two segments due primarily to a change in product mix. However, in Southern California the overall average sales price increase is primarily due to a change in product mix, in which the number of homes closed with a sale price in excess of $500,000 was 13 in the 2010 period and 50 in the 2011 period.

	Three Months Ended June 30,		Increase (Decrease)
	2011	2010
Homebuilding Gross Margin Percentage
Southern California	12.0%	18.2%	(6.2)%
Northern California	9.2%	26.0%	(16.8)%
Arizona	19.3%	4.7%	14.6%
Nevada	10.1%	17.5%	(7.4)%

Total	11.5%	17.4%	(5.9)%

Homebuilding gross margin percentage during the 2011 period decreased to 11.5% from 17.4% during the 2010 period which is primarily attributable to an increase in the average cost per homes closed of 23% from $243,800 in the 2010 period to $299,000 in the 2011 period offset by a 15% increase in the average sales price of home closed of $338,000 in the 2011 period from $295,000 in the 2010 period.

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

Construction Services Revenue

Construction services revenue, which was all recorded in Southern California, was $5.3 million in the 2011 period compared with $0.8 million in the 2010 period. See Note 1 of “Notes to Consolidated Financial Statements” for further discussion.

Impairment Loss on Real Estate Assets

The Company evaluates homebuilding assets for impairment when indicators of impairments are present. Given the current market conditions in the homebuilding industry since 2006, the Company evaluates all homebuilding assets for impairments on a quarterly basis. Indicators of potential impairment include, but are not limited to, a decrease in housing market values and sales absorption rates. For the three months ended June 30, 2011 there were no impairment charges recorded compared to impairment on real estate assets of $0.3 million recorded in the Arizona segment for the three months ended June 30, 2010.

The Company continues to evaluate land values to determine whether to hold for development or to sell at current prices, which may lead to additional impairment on real estate assets.

	Three Months Ended June 30,		Increase (Decrease)
	2011	2010	Amount	%
	(dollars in thousands)
Sales and Marketing Expenses
Homebuilding
Southern California	$2,721	$4,194	$(1,473)	(35)%
Northern California	1,173	762	411	54%
Arizona	343	424	(81)	(19)%
Nevada	770	435	335	77%

Total	$5,007	$5,815	$(808)	(14)%

Sales and marketing expense decreased 14% to $5.0 million in the 2011 period from $5.8 million in the 2010 period, primarily attributable to (i) a decrease in sales office and model operations expense of $0.4 million from $1.0 million in the 2010 period to $0.6 million in the 2011 period, (ii) a decrease in salesperson commissions and salaries of $0.7 million from $1.8 million in the 2010 period to $1.1 million in the 2011 period, and (iii) offset by an increase in outside broker costs of $0.2 million from $0.8 million in the 2010 period to $1.0 million in the 2011 period.

	Three Months Ended June 30,		Increase (Decrease)
	2011	2010	Amount	%
	(dollars in thousands)
General and Administrative Expenses
Homebuilding
Southern California	$1,010	$625	$385	62%
Northern California	365	696	(331)	(48)%
Arizona	478	512	(34)	(7)%
Nevada	586	530	56	11%
Corporate	3,206	3,221	(15)	(1)%

Total	$5,645	$5,584	$61	1%

General and administrative expenses remained consistent for the period ending June 30, 2011 compared to the period ending June 30, 2010.

Other Items

Other operating costs increased to $5.6 million in the 2011 period compared to $1.0 million in the 2010 period. The increase is primarily due to outside services incurred in connection with the analysis and process of renegotiating, refinancing, repaying or restructuring debt maturities and loan terms, including covenants.

Equity in income of unconsolidated joint ventures increased to income of $3.5 million in the 2011 period from income of $0.8 million in the 2010 period, primarily due to the sale of the Company’s interest in one of its unconsolidated joint ventures.

During the period ending June 30, 2011, the Company incurred interest related to its outstanding debt of $15.2 million, of which $10.0 million was capitalized, resulting in net interest expense of $5.2 million. During the period ending June 30, 2010, the Company incurred interest related to its outstanding debt of $16.2 million, of which $10.0 million was capitalized, resulting in net interest expense of $6.2 million.

	Three Months Ended June 30,		Increase (Decrease)
	2011	2010	Amount	%
	(dollars in thousands)
(Loss) Income Before Provision for Income Taxes
Homebuilding
Southern California	$404	$(1,212)	$1,616	(133)%
Northern California	(598)	1,912	(2,510)	(131)%
Arizona	(282)	(1,439)	1,157	(80)%
Nevada	(2,494)	(921)	(1,573)	171%
Corporate	(8,115)	(2,999)	(5,116)	171%

Total	$(11,085)	$(4,659)	$(6,426)	138%

In Southern California, loss before provision for income taxes improved 133% to income of $0.4 million in the 2011 period from a loss of $(1.2) million in the 2010 period. The change is primarily attributable to (i) a decrease in sales and marketing expense from $4.2 million in the 2010 period to $2.7 million in the 2011 period, (ii) an increase in equity in income of unconsolidated joint ventures from $0.4 million in the 2010 period to $3.4 million in the 2011 period, (iii) offset by a decrease in homebuilding gross margins to 12.0% in the 2011 period from 18.2% in the 2010 period.

In Northern California, (loss) income before provision for income taxes changed to a loss of $(0.6) million in the 2011 period from income of $1.9 million in the 2010 period. The increase in loss is primarily attributable to a decrease in homebuilding gross margins to 9.2% in the 2011 period from 26.0% in the 2010 period in addition to an increase in sales and marketing expense to $1.2 million in the 2011 period from $0.8 million in the 2010 period, due to the opening of new project model complexes.

In Arizona, loss before provision for income taxes decreased 80% to a loss of $(0.3) million in the 2011 period from a loss of $(1.4) million in the 2010 period. The decrease in loss is primarily attributable to an increase in homebuilding gross margins to 19.3% in the 2011 period from 4.7% in the 2010 period in addition to a decrease in impairment on real estate assets of $0.3 million in the 2010 period with no comparable amount in the 2011 period.

In Nevada, loss before provision for income taxes increased 171% to a loss of $(2.5) million in the 2011 period from a loss of $(0.9) million in the 2010 period. The increase in loss is primarily attributable to (i) an increase in sales and marketing expense from $0.4 million in the 2010 period to $0.8 million in the 2011 period, and (ii) a decrease in homebuilding gross margins to 10.1% in the 2011 period from 17.5% in the 2010 period.

The Corporate segment is a non-homebuilding segment in which the Company develops and implements strategic initiatives and supports the Company’s operating divisions by centralizing key administrative functions such as finance and treasury, information technology, tax planning, internal audit, risk management and litigation and human resources. The Company records the gain from retirement of senior notes and income tax provisions and benefits at the corporate segment. The increase in loss before provision for income taxes to $(8.1) million in the 2011 period from loss of $(3.0) million in the 2010 period is primarily due to outside services of $5.2 million incurred in connection with the analysis and process of renegotiating, refinancing, repaying or restructuring debt maturities and loan terms, including covenants.

Net Loss

As a result of the foregoing factors, net loss for the three months ended June 30, 2011 was $11.2 million compared to net loss for the three months ended June 30, 2010 of $4.5 million.

Lots Owned and Controlled

The table below summarizes the Company’s lots owned and controlled as of the periods presented:

	June 30,		Increase (Decrease)
	2011	2010	Amount	%
Lots Owned
Southern California	823	1,146	(323)	(28)%
Northern California	553	686	(133)	(19)%
Arizona	6,278	5,003	1,275	25%
Nevada	2,730	2,704	26	1%

Total	10,384	9,539	845	9%

Lots Controlled(1)
Southern California	114	370	(256)	(69)%
Northern California	303	—	303	100%
Arizona	—	767	(767)	(100)%

Total	417	1,137	(720)	(63)%

Total Lots Owned and Controlled	10,801	10,676	125	1%

(1)	Lots controlled may be purchased by the Company as consolidated projects or may be purchased by newly formed joint ventures.

Comparisons of Six Months Ended June 30, 2011 to June 30, 2010

On a consolidated basis, the number of net new home orders for the six months ended June 30, 2011 decreased 1% to 371 homes from 373 homes for the six months ended June 30, 2010. The number of homes closed on a consolidated basis for the six months ended June 30, 2011, decreased 23% to 282 homes from 365 homes for the six months ended June 31, 2010.

The cancellation rate of buyers who contracted to buy a home but did not close escrow at the Company’s projects was approximately 14% during the six months ended June 30, 2011 compared to 18% during the six months ended June 30, 2010.

The average number of sales locations during the six months ended June 30, 2011 was 18, compared to 19 in the comparable period a year ago. The Company’s number of new home orders per average sales location increased to 20.6 for the six months ended June 30, 2011 as compared to 19.6 for the six months ended June 30, 2010.

	Six Months Ended June 30,		Increase (Decrease)
	2011	2010	Amount	%
Number of Net New Home Orders
Southern California	141	232	(91)	(39)%
Northern California	86	51	35	69%
Arizona	82	51	31	61%
Nevada	62	39	23	59%

Total	371	373	(2)	(1)%

Cancellation Rate	14%	18%	(4)%

Net new home orders in each segment, except Southern California, increased period over period. In Southern California, net new home orders decreased 39% from 232 in the 2010 period to 141 in the 2011 period partially attributed to a decrease in the average number of sales locations from 8 in the 2010 period to 6 in the 2011 period. In Northern California, net new home orders increased 69% from 51 in the 2010 period to 86 in the 2011 period partially attributed to an increase in the average number of sales locations to 5 in the 2011 period from 4 in the 2010 period. In Arizona, net new home orders increased 61% from 51 in the 2010 period to 82 in the 2011 period despite a decrease in the average number of sales locations from 3 in the 2010 period to 2 in the 2011 period. In Nevada, net new home orders increased 59% from 39 in the 2010 period to 62 in the 2011 period partially attributed to an increase in the average number of sales locations to 5 in the 2011 period from 4 in the 2010 period.

Cancellation rates during the 2011 period decreased to 14% from 18% during the 2010 period. The change includes a decrease in Southern California’s cancellation rate to 14% in the 2011 period from 18% in the 2010 period, a decrease in Arizona’s cancellation rate to 6% in the 2011 period from 23% in the 2010 period, a decrease in Nevada’s cancellation rate to 17% in the 2011 period from 19% in the 2010 period and an increase in Northern California’s cancellation rate to 17% in the 2011 period from 12% in the 2010 period.

	Six Months Ended June 30,		Increase (Decrease)
	2011	2010	Amount	%
Average Number of Sales Locations
Southern California	6	8	(2)	(25)%
Northern California	5	4	1	25%
Arizona	2	3	(1)	(33)%
Nevada	5	4	1	25%

Total	18	19	(1)	(5)%

The average number of sales locations for the Company decreased to 18 for the period ending June 30, 2011 compared to 19 for the period ending 2010. Northern California and Nevada each increased to 5 for the 2011 period from 4 for the 2010 period. Southern California decreased by 2 average sales locations and Arizona decreased by 1 sales location due to final deliveries in certain projects.

	Six Months Ended June 30,		Increase (Decrease)
	2011	2010	Amount	%
Number of Homes Closed
Southern California	103	231	(128)	(55)%
Northern California	63	31	32	103%
Arizona	55	57	(2)	(4)%
Nevada	61	46	15	33%

Total	282	365	(83)	(23)%

During the six months ended June 30, 2011, the number of homes closed decreased 23% to 282 in the 2011 period from 365 in the 2010 period. The decrease in home closings is primarily attributable to a 55% decrease in Southern California to 103 homes closed in the 2011 period compared to 231 homes closed in the 2010 period, somewhat offset by a 103% increase in home closings in Northern California to 63 in the 2011 period from 31 in the 2010 period and a 33% increase in homes closed in Nevada from 46 in the 2010 period to 61 in the 2011 period. In addition, the Company was able to convert 100% of its units in backlog as of December 31, 2010 into closings during the six months ending June 30, 2011.

	Six Months Ended June 30,		Increase (Decrease)
	2011	2010	Amount	%
	(dollars in thousands)
Home Sales Revenue
Southern California	$50,286	$75,021	$(24,735)	(33)%
Northern California	24,903	11,266	13,637	121%
Arizona	7,835	10,124	(2,289)	(23)%
Nevada	11,345	10,188	1,157	11%

Total	$94,369	$106,599	$(12,230)	(11)%

The decrease in homebuilding revenue of 11% to $94.4 million for the period ending 2011 from $106.6 million for the period ending 2010 is primarily attributable to (i) a decrease in revenue of $24.2 million related to a decrease in the number of homes closed to 282 during the 2011 period from 365 in the 2010 period, and (ii) an increase in revenue of $12.0 million related to an increase in the average sales price of homes closed to $334,600 during the 2011 period from $292,100 during the 2010 period.

	Six Months Ended June 30,		Increase (Decrease)
	2011	2010	Amount	%
Average Sales Price of Homes Closed
Southern California	$488,200	$324,800	$163,400	50%
Northern California	395,300	363,400	31,900	9%
Arizona	142,500	177,600	(35,100)	(20)%
Nevada	186,000	221,500	(35,500)	(16)%

Total	$334,600	$292,100	$42,500	15%

The average sales price of homes closed during the 2011 period increased in two segments due primarily to a change in product mix. However, in Southern California the overall average sales price increase is primarily due to a change in product mix, in which the number of homes closed with a sale price in excess of $500,000 was 13 in the 2010 period and 75 in the 2011 period.

	Six Months Ended June 30,		Increase (Decrease)
	2011	2010
Homebuilding Gross Margin Percentage
Southern California	13.3%	17.7%	(4.4)%
Northern California	9.0%	26.4%	(17.4)%
Arizona	14.8%	5.1%	9.7%
Nevada	11.0%	16.2%	(5.2)%

Total	12.0%	17.3%	(5.3)%

Homebuilding gross margin percentage during the 2011 period decreased to 12.0% from 17.3% during the 2010 period which is primarily attributable to an increase in the average cost per homes closed of 22% from $241,500 in the 2010 period to $294,300 in the 2011 period offset by a 15% increase in the average sales price of home closed of $334,600 in the 2011 period from $292,100 in the 2010 period.

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

Construction Services Revenue

Construction services revenue, which was all recorded in Southern California, was $7.6 million in the 2011 period compared with $6.1 million in the 2010 period. See Note 1 of “Notes to Consolidated Financial Statements” for further discussion.

Impairment Loss on Real Estate Assets

The Company evaluates homebuilding assets for impairment when indicators of impairments are present. Given the current market conditions in the homebuilding industry since 2006, the Company evaluates all homebuilding assets for impairments on a quarterly basis. Indicators of potential impairment include, but are not limited to, a decrease in housing market values and sales absorption rates. For the six months ended June 30, 2011 there were no impairment charges recorded compared to impairment on real estate assets of $0.3 million recorded in the Arizona segment for the six months ended June 30, 2010.

The Company continues to evaluate land values to determine whether to hold for development or to sell at current prices, which may lead to additional impairment on real estate assets.

	Six Months Ended June 30,		Increase (Decrease)
	2011	2010	Amount	%
	(dollars in thousands)
Sales and Marketing Expenses
Homebuilding
Southern California	$4,679	$6,525	$(1,846)	(28)%
Northern California	2,310	1,357	953	70%
Arizona	610	652	(42)	(6)%
Nevada	1,497	868	629	72%

Total	$9,096	$9,402	$(306)	(3)%

Sales and marketing expense decreased 3% to $9.1 million in the 2011 period from $9.4 million in the 2010 period, primarily attributable to a decrease in sales office and model operations expense of $0.2 million from $1.8 million in the 2010 period to $1.6 million in the 2011 period and a decrease in salesperson commissions and salaries of $0.4 million from $2.5 million in the 2010 period to $2.1 million in the 2011 period, offset by an increase in outside broker costs of $0.3 million from $1.4 million in the 2010 period to $1.7 million in the 2011 period.

	Six Months Ended June 30,		Increase (Decrease)
	2011	2010	Amount	%
	(dollars in thousands)
General and Administrative Expenses
Homebuilding
Southern California	$2,059	$1,914	$145	8%
Northern California	815	1,232	(417)	(34)%
Arizona	954	1,100	(146)	(13)%
Nevada	1,256	1,005	251	25%
Corporate	6,838	6,335	503	8%

Total	$11,922	$11,586	$336	3%

General and administrative expenses increased slightly to $11.9 million in the 2011 period from $11.6 million in the 2010 period,

Other Items

Other operating costs increased to $7.3 million in the 2011 period compared to $1.9 million in the 2010 period. The increase is primarily due to outside services of $6.1 million incurred in connection with the analysis and process of renegotiating, refinancing, repaying or restructuring debt maturities and loan terms, including covenants, slightly offset by a reduction in property tax expense incurred on projects in which development was temporarily suspended in the 2010 period, some of which were later restarted or sold.

Equity in income of unconsolidated joint ventures increased to income of $3.7 million in the 2011 period from income of $1.2 million in the 2010 period, primarily due to the sale of the Company’s interest in one of its unconsolidated joint ventures.

During the period ending June 30, 2011, the Company incurred interest related to its outstanding debt of $29.9 million, of which $19.9 million was capitalized, resulting in net interest expense of $10.0 million. During the period ending June 30, 2010, the Company incurred interest related to its outstanding debt of $31.9 million, of which $18.6 million was capitalized, resulting in net interest expense of $13.3 million.

	Six Months Ended June 30,		Increase (Decrease)
	2011	2010	Amount	%
	(dollars in thousands)
(Loss) Income Before Provision for Income Taxes
Homebuilding
Southern California	$(2,128)	$(5,876)	$3,748	(64)%
Northern California	(1,822)	2,623	(4,445)	(169)%
Arizona	(1,059)	(2,461)	1,402	(57)%
Nevada	(4,888)	(1,931)	(2,957)	153%
Corporate	(12,365)	(5,533)	(6,832)	123%

Total	$(22,262)	$(13,178)	$(9,084)	69%

In Southern California, loss before provision for income taxes improved 64% to a loss of $(2.1) million in the 2011 period from a loss of $(5.9) million in the 2010 period. The decrease in loss is primarily attributable to a decrease in sales and marketing expense from $6.5 million in the 2010 period to $4.7 million in the 2011 period, offset by a decrease in homebuilding gross margins to 13.3% in the 2011 period from 17.7% in the 2010 period.

In Northern California, (loss) income before provision for income taxes changed to a loss of $(1.8) million in the 2011 period from income of $2.6 million in the 2010 period. The increase in loss is primarily attributable to a decrease in homebuilding gross margins to 9.0% in the 2011 period from 26.4% in the 2010 period in addition to an increase in sales and marketing expense to $2.3 million in the 2011 period from $1.4 million in the 2010 period, due to the opening of new project model complexes.

In Arizona, loss before provision for income taxes decreased 57% to a loss of $(1.1) million in the 2011 period from a loss of $(2.5) million in the 2010 period. The decrease in loss is primarily attributable to an increase in homebuilding gross margins to 14.8% in the 2011 period from 5.1% in the 2010 period in addition to impairment of $0.3 million in the 2010 period with no comparable amount in the 2011 period.

In Nevada, loss before provision for income taxes increased 153% to a loss of $(4.9) million in the 2011 period from a loss of $(1.9) million in the 2010 period. The increase in loss is primarily attributable to (i) an increase in sales and marketing expense from $0.9 million in the 2010 period to $1.5 million in the 2011 period, (ii) an increase in general and administrative expense from $1.0 million in the 2010 period to $1.3 million in the 2011 period, (iii) and a decrease in homebuilding gross margins to 11.0% in the 2011 period from 16.2% in the 2010 period.

The Corporate segment is a non-homebuilding segment in which the Company develops and implements strategic initiatives and supports the Company’s operating divisions by centralizing key administrative functions such as finance and treasury, information technology, tax planning, internal audit, risk management and litigation and human resources. The Company records the gain from retirement of senior notes and income tax provisions and benefits at the corporate segment. The increase in loss before provision for income taxes to $(12.4) million in the 2011 period from loss of $(5.5) million in the 2010 period is primarily due to outside services of $6.1 million incurred in connection with the analysis and process of renegotiating, refinancing, repaying or restructuring debt maturities and loan terms, including covenants.

Net Loss

As a result of the foregoing factors, net loss for the six months ended June 30, 2011 was $22.4 million compared to net loss for the six months ended June 30, 2010 of $13.1 million.

Financial Condition and Liquidity

Since early 2006, the U.S. housing market has been negatively impacted by declined consumer confidence, restrictive mortgage standards, and large supplies of foreclosure, resale and new homes, among other factors. When combined with a prolonged economic downturn, high unemployment levels, and uncertainty in the U.S. economy, these conditions have contributed to decreased demand for housing, declining sales prices, and increasing pricing pressure, which hinders the Company’s ability to attract new home buyers. As a result, the Company has experienced operating losses, beginning in 2007 and continuing into 2011. Such losses resulted from a combination of reduced homebuilding gross margins, losses on land sales to generate cash flow, lower sales volume and significant impairment losses on real estate inventories.

The U.S. housing market and broader economy remain in a period of uncertainty; however, there are signs of stabilization in certain of our local markets, though at near historically low levels.

There are indications that certain aforementioned negative trends may be slowing, however, there are also a number of factors that may further worsen market conditions or delay a recovery in the homebuilding industry, including, but not limited to: (i) high levels of unemployment, which correlates to low levels of consumer confidence; (ii) continued foreclosure activity with immeasurable shadow inventory; (iii) upward trending mortgage rates, as the current level of low mortgage rates is not expected to remain in the long-term; (iv) increased costs and standards related to FHA loans, which continue to be a significant source of homebuyer financing; (v) increase in the cost of building materials; and (vi) the lack of consumer confidence due to U.S. and global economic difficulties.

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

In Southern California, net new home orders per average sales location decreased to 12.0 during the three months ended June 30, 2011 from 14.6 for the same period in 2010. In Northern California, net new home orders per average sales location increased to 7.4 during the 2011 period from 5.2 during the 2010 period. In Arizona, net new home orders per average sales location increased to 25.5 during the three months ended June 30, 2011 from 9.7 for the same period in 2010. In Nevada, net new home orders per average sales location increased to 6.8 during the 2011 period from 6.7 during the 2010 period. In Southern California, the cancellation rate decreased to 11% in the 2011 period compared to 19% in the 2010 period. In Northern California, the cancellation rate increased to 24% in the 2011 period compared to 13% in the 2010 period. In Arizona, the cancellation rate decreased to 2% in the 2011 period compared to 15% in the 2010 period. In Nevada, the cancelation rate decreased to 13% in the 2011 period compared to 17% in the 2010 period.

The Company experienced decreased homebuilding gross margin percentages of 11.5% for the three months ended June 30, 2011 compared to 17.4% in the 2010 period particularly impacted by a decrease in Southern California’s homebuilding gross margin percentages to 12.0% in the 2011 period compared to 18.2% in the 2010 period and a decrease in Northern California’s homebuilding gross margin percentages to 9.2% in the 2011 period compared to 26.0% in the 2010 period. In Arizona, homebuilding gross margin percentages increased to 19.3% in the 2011 period from 4.7% in the 2010 period. In Nevada, homebuilding gross margin percentages decreased to 10.1% in the 2011 period from 17.5% in the 2010 period.

For the period ended June 30, 2011, the Company experienced a decrease in homebuilding revenues of 16% from the prior year period due to a 27% decrease in the number of homes closed, offset by a 15% increase in the average price of homes closed. In response to the declining demand for housing in the homebuilding industry, the management of the Company continues to focus on generating positive cash flow, reducing overall debt levels and improving liquidity. Management of the Company intends to manage cash flow by reducing inventory levels and expenditures for temporarily suspended projects. For the period ended June 30, 2011, the Company’s net cash used in operations was $30.4 million.

In reaction to the declining market, the Company temporarily suspended the development, sales and marketing activities at certain of its projects which are in the early stages of development. The Company has concluded that this strategy was necessary under the prevailing market conditions at the time and believes that it will allow the Company to market the properties at some future time when market conditions may have improved. As of June 30, 2011, two of these projects had been restarted and are actively selling. As markets continue to improve, management continues to evaluate and analyze the market place to potentially activate the remaining suspended projects in 2011 and beyond.

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

Under the Term Loan, the Senior Notes and the Company’s other debt obligations, the Company and its subsidiaries are subject to a number of covenants, including financial covenants. The Company’s recent financial performance (including the $111.9 million non-cash impairment write-down for 2010) has made it more difficult for the Company to comply with these covenants. If the Company is unable to comply with its covenants and obligations under any of these instruments, and is not able to enter into amendments eliminating or modifying the covenants or obtain waivers from the holders of the instruments, the holders of one or more of the debt instruments could cause the acceleration of the debt instruments and require the Company to repay all principal and interest owing under the debt instruments. In addition, the acceleration of maturity under one debt instrument could result in the holders of other debt instruments having the right to accelerate the maturity of those debt instruments.

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

45

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

The Company’s covenant compliance for the Term Loan at June 30, 2011 is detailed in the table set forth below (dollars in millions):

Covenant and Other Requirements	Actual at June 30, 2011	Covenant Requirements at June 30, 2011
Tangible Net Worth (1)	$(9.7)	≥$75.0
Ratio of Term Loan to Borrowing Base	54.5%	≤60%
Secured Indebtedness (as a percentage of collateral value)	58.0%	≤60%
Excluded Assets	$11.0	≤$20.0

(1)	Tangible Net Worth was calculated based on the stated amount of equity less intangible assets of $10.6 million as of June 30, 2011. This covenant has been amended as described below.

The management of the Company, with the approval of the board of directors, has retained the services of an outside consulting firm to institute and implement all required programs to accomplish management’s objectives and to work with management in the analysis and process of renegotiating, refinancing, repaying or restructuring debt maturities and loan terms, including covenants. In addition, the Company is currently working through the process of refinancing its debt using the investment banking community. The Company has requested proposals for a debt financing to use in some combination of debt refinance or capital restructuring of the Term Loan and the Senior Notes.

Management of the Company continues to analyze its liquidity based on its current capital structure and existing cash forecast as well as factoring in the potential of acceleration of the Term Loan. Assuming that the Company is successful in obtaining continued waivers of the consolidated tangible net worth covenant in the Term Loan, management believes the Company has adequate sources of liquidity to fund its operations and meet its obligations for at least the next year, from the date of this filing.

As reported on the Company’s current report on Form 8-K dated March 18, 2011, the Company reached an agreement with the Lenders under the Term Loan that amended the Term Loan to permit the Company’s tangible net worth to fall below $75.0 million for two consecutive quarters. As reported on the Company’s current report on Form 8-K dated April 21, 2011, the Company reached a subsequent agreement with the Lenders under the Term Loan to waive any non-compliance with the tangible net worth covenant and with certain other technical requirements through July 19, 2011, subject to certain terms and conditions. In addition, as reported on the Company’s current report on Form 8-K dated July 18, 2011, the Company reached a subsequent agreement with the Lenders under the Term Loan to waive any non-compliance with the tangible net worth covenant and with certain other technical requirements through September 16, 2011, subject to certain terms and conditions.

Except as noted above, as of and for the period ending June 30, 2011, the Company is in compliance with the covenants under the Term Loan.

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

After giving effect to these Senior Note redemptions, in addition to all prior Senior Note redemptions, California Lyon now has the following principal amounts of Senior Notes outstanding (in thousands):

June 30, 2011
7 5/8% Senior Notes due December 15, 2012	$66,704
10 3/4% Senior Notes due April 1, 2013	138,760
7 1/2% Senior Notes due February 15, 2014	77,867

$283,331

7  5/8% Senior Notes

On November 22, 2004, California Lyon issued $150.0 million principal amount of the 7  5/8% Senior Notes, resulting in net proceeds to the Company of approximately $148.5 million. Of the initial $150.0 million, $66.7 million in aggregate principal amount remained outstanding as of June 30, 2011 and the date hereof. In August 2010, the Company redeemed, in a privately negotiated transaction, $0.5 million principal amount of its outstanding 7  5/8% Senior Notes at a cost of $0.4 million plus accrued interest.

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

10  3/4% Senior Notes

On March 17, 2003, California Lyon issued $250.0 million of the 10  3/4% Senior Notes at a price of 98.493% to the public, resulting in net proceeds to the Company of approximately $246.2 million. The redemption price reflected a discount to yield 11% under the effective interest method, and the notes have been reflected net of the unamortized discount in the consolidated balance sheet. Of the initial $250.0 million, $138.8 million aggregate principal amount remained outstanding as of June 30, 2011 and the date hereof. In July 2010, the Company redeemed, in a privately negotiated transaction, $10.5 million principal amount of its outstanding 10  3/4% Senior Notes at a cost of $9.0 million plus accrued interest. In August 2010, the Company redeemed, in privately negotiated transactions, $19.5 million principal amount of its outstanding 10   3/4% Senior Notes at a cost of $16.9 million plus accrued interest.

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

7  1/2% Senior Notes

On February 6, 2004, California Lyon issued $150.0 million principal amount of the 7  1/2% Senior Notes, resulting in net proceeds to the Company of approximately $147.6 million. Of the initial $150.0 million, $77.9 million aggregate principal amount remained outstanding as of June 30, 2011 and the date hereof. In August 2010, the Company redeemed, in a privately negotiated transaction, $6.8 million principal amount of its outstanding 7  1/2% Senior Notes at a cost of $5.1 million plus accrued interest.

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

Under the Senior Notes Indentures, if the Company’s consolidated tangible net worth falls below $75.0 million for any two consecutive fiscal quarters, California Lyon will be required to make an offer to purchase up to 10% of each class of Senior Notes originally issued at a purchase price equal to 100% of the principal amount, plus accrued and unpaid interest, if any. The tangible net worth for any fiscal quarter may not be counted more than once in determining whether California Lyon must make such an offer to purchase. Any such offer to purchase must be made within 65 days after the second quarter ended for which the Company’s tangible net worth is less than $75.0 million. However, California Lyon may reduce the principal amount of the notes to be purchased by the aggregate principal amount of all notes previously redeemed.

The Company’s consolidated tangible net worth was less than $75.0 million as of December 31, 2010, March 31, 2011 and June 30, 2011.

The Company previously determined and calculated that California Lyon’s redemptions of Senior Notes during the period from 2008 to 2010 reduced California Lyon’s repurchase obligations resulting from the Company’s consolidated tangible net worth being less than $75.0 million as of December 31, 2010 and March 31, 2011 as follows: California Lyon would not be obligated to repurchase any of the 7  5/8% Senior Notes, as a result of California Lyon’s previous redemption of $83.3 million in aggregate principal amount of the 7  5/8% Senior Notes; California Lyon would not be obligated to repurchase any of the 10  3/4% Senior Notes, as a result of California Lyon’s previous redemption of $110.7 million in aggregate principal amount of the 10  3/4% Senior Notes; and California Lyon would not be obligated to repurchase any of the 7  1/2% Senior Notes, as a result of California Lyon’s previous redemption of $72.1 million in aggregate principal amount of the 7  1/2% Senior Notes.

Since the Company’s consolidated tangible net worth as of March, 31, 2011 cannot be counted more than once in determining whether California Lyon must make an offer to repurchase any of the Senior Notes, two applicable fiscal quarters had not passed, and accordingly the requirement to make such an offer was not triggered, as of June 30, 2011, notwithstanding the fact that the Company’s consolidated tangible net worth was less than $75.0 million as of that date.

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

As of and for the period ending June 30, 2011, the Company was in compliance with the Senior Notes covenants.

The foregoing summary is not a complete description of the Senior Notes and is qualified in its entirety by reference to the Senior Notes Indentures.

Prior Redemptions of the Senior Notes

During the year ended December 31, 2010, California Lyon redeemed, in privately negotiated transactions, $37.3 million principal amount of its outstanding Senior Notes at a cost of $31.3 million, plus accrued interest. The net gain resulting from the redemptions, after giving effect to amortization of related deferred loan costs, was $5.6 million.

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

Also, during 2009 the Company redeemed, in privately negotiated transactions, a total of $103.7 million principal amount of the outstanding Senior Notes at a cost of $62.1 million, plus accrued interest. The net gain resulting from the redemption, after giving effect to amortization of related deferred loan costs, was $41.1 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition and Liquidity” and Note 5 of “Notes to Consolidated Financial Statements” for more information relating to the Senior Notes of the Company.

In October 2008, the Company redeemed, in privately negotiated transactions, $71.9 million principal amount of the outstanding Senior Notes at a cost of $16.7 million, plus accrued interest. The net gain resulting from the redemption, after giving effect to amortization of related deferred loan costs, was $54.0 million.

Construction Notes Payable

As of June 30, 2011, the Company had two construction notes payable with outstanding principal totaling $19.9 million. One of the notes matured July 1, 2011 and bears interest at rates based on either LIBOR or prime with an interest rate floor of 6.5%. The outstanding principal balance of the note was $11.9 million as of June 30, 2011. Interest is calculated on the average daily balance and is paid following the end of each month. While the Company was previously required to maintain minimum tangible net worth of $90.0 million under this note, the Company and the lender have amended the note to eliminate the tangible net worth covenant in exchange for a principal payment of $2.0 million, which was made in April 2011. During the second quarter, the Company and the lender agreed to extend the maturity of the loan to January 2012 in exchange for a principal payment of $2.0 million, which was paid on July 1, 2011. The Company is required to make an additional principal payment of $0.9 Million in September 2011, and the interest rate floor will decrease to 6.0%.

The other construction note had a remaining balance at June 30, 2011 of $8.0 million, which will mature in May 2015. The loan bears interest payable monthly at a fixed rate of 12.5%, with quarterly principal payments of $500,000. The interest rate decreases to 10.0% when the principal balance is reduced to $7.5 million.

Seller Financing

At June 30, 2011, the Company had $5.4 million of notes payable outstanding related to a land acquisition for which seller financing was provided, which is included in notes payable in the accompanying consolidated balance sheet. The seller financing note is due at various dates through 2012 and bears interest at 7.0%. Interest is calculated on the principal balance outstanding and is accrued and paid to the seller at the time each residential unit is closed. In addition, the Company makes an annual interest payment on the outstanding principal balance related to any remaining residential units.

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

In addition, the Company participates in one land banking arrangement that is not a VIE in accordance with FASB ASC 810, but which is consolidated in accordance with FASB ASC Topic 470, Debt. Under the provisions of FASB ASC 470, the Company has determined it is economically compelled, based on certain factors, to purchase the land in the land banking arrangements. Therefore, the Company has recorded the remaining purchase price of the land of $47.4 million, which is included in real estate inventories not owned and liabilities from inventories not owned in the accompanying balance sheet as of June 30, 2011.

In 2011, the Company purchased 23 lots from its land banking arrangement for a total purchase price of $7.9 million. In conjunction with the purchase, the Company reduced real estate inventories not owned and liabilities from inventories not owned in the amount of $7.9 million.

Summary information with respect to the Company’s land banking arrangements is as follows as of June 30, 2011 (dollars in thousands):

Total number of land banking projects	1

Total number of lots	625

Total purchase price	$161,465

Balance of lots still under option and not purchased:
Number of lots	225

Purchase price	$47,408

Forfeited deposits if lots are not purchased	$25,234

Joint Venture Financing

The Company and certain of its subsidiaries are general partners or members in joint ventures involved in the development and sale of residential projects. As described more fully in Critical Accounting Policies — Variable Interest Entities, certain joint ventures have been determined to be variable interest entities in which the Company is considered the primary beneficiary. Accordingly, the assets, liabilities and operations of these joint ventures have been consolidated with the Company’s financial statements as of and for the six months ended June 30, 2011 and 2010. Because the Company did not consolidate or de-consolidate any variable interest entities as a result of adoption, the adoption of FASB ASC 810 did not affect the Company’s consolidated net income. The financial statements of joint ventures in which the Company is not considered the primary beneficiary are not consolidated with the Company’s financial statements. The Company’s investments in unconsolidated joint ventures are accounted for using the equity method because the Company has a 50% or less voting or economic interest (and thus such joint ventures are not controlled by the Company). Based upon current estimates, substantially all future development and construction costs incurred by the joint ventures will be funded by the venture partners or from the proceeds of construction financing obtained by the joint ventures.

As of June 30, 2011, the Company’s investment in and advances to unconsolidated joint ventures was $0.3 million and the venture partners’ investment in such joint ventures was $0.3 million. As of June 30, 2011, these joint ventures had repaid all financing from construction lenders.

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

Cash Flows — Comparison of Six Months Ended June 30, 2011 to Six Months Ended June 30, 2010

Net cash (used in) provided by operating activities decreased to a use of $(30.4) million in the 2011 period from a source of $31.3 million in the 2010 period. The change was primarily a result of (i) an increase in real estate inventories-owned of $3.7 million in the 2011 period compared to an increase of $81.7 million in the 2010 period, (ii) a decrease in income tax refunds receivable of $107.0 million in the 2010 period with no comparable amount in the 2011 period, (iii) an increase in other assets of $3.1 million in the 2011 period compared to a decrease of $13.4 million in the 2010 period, and (iv) consolidated net loss of $22.3 million in the 2011 period compared to consolidated net loss of $13.1 million in the 2010 period.

Net cash provided by investing activities increased to $1.2 million in the 2011 period from $0.5 million in the 2010 period. The change was primarily a result of an increase in distributions of income from unconsolidated joint ventures of $1.2 million in the 2011 period compared to $0.8 million in the 2010 period.

Net cash used in financing activities decreased to $7.4 million in the 2011 period from $38.9 million in the 2010 period, primarily as a result of the decrease in net paydowns to $5.2 million in the 2011 period from $48.4 million in the 2010 period. In addition, distributions to noncontrolling interests increased to $2.2 million in the 2011 period compared to contributions from noncontrolling interests of $2.8 million in the 2010 period.

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

Project (County or City)	Year of First Delivery	Estimated Number of Homes at Completion (1)	Cumulative Units Closed as of June 30, 2011	Backlog at June 30, 2011 (2) (3)	Lots Owned as of June 30, 2011(4)	Homes Closed for the Year Ended June 30, 2011	Sales Price Range(5)
SOUTHERN CALIFORNIA
San Diego County:
San Diego
Pasado Del Sur	2009	25	23	2	2	3	$515,000 - 560,000
Pasado Del Sur II	2010	64	64	0	0	18	$523,000 - 560,000
Carlsbad
Blossom Grove	2010	32	31	0	1	15	$530,000 - 590,000
Mirasol at La Costa Greens	2010	71	23	15	48	6	$600,000 - 690,000
San Bernardino County:
Fontana
Rosabella	2007	114	114	0	0	1	$225,000 - 260,000
Orange County:
Irvine
Ivy	2009	135	135	0	0	16	$375,000 - 454,000
San Carlos II	2010	92	45	9	47	19	$310,000 - 470,000
Santa Ana
Canopy Lane	2011	38	0	19	38	0	$495,000 - 580,000
Tustin
Astoria	2012	4	0	0	4	0
Los Angeles County:
Hawthorne
360 South Bay (6):
The Flats	2010	188	30	15	158	5	$330,000 - 510,000
The Courts	2010	118	57	6	61	20	$460,000 - 570,000
The Rows	2011	94	0	0	94	0	$700,000 - 810,000
The Lofts	2013	123	0	0	123	0	$525,000 - 775,000
The Gardens	2013	102	0	0	102	0	$755,000 - 980,000
Azusa
Rosedale
Gardenia	2011	81	0	4	81	0	$300,000 - 400,000
Sage Court	2011	64	0	2	64	0	$290,000 - 395,000

SOUTHERN CALIFORNIA TOTAL		1,345	522	72	823	103

NORTHERN CALIFORNIA
Contra Costa County:
Pittsburgh
Vista Del Mar
Villages	2007	102	50	0	52	0	$296,000 - 355,000
Venue	2007	132	68	5	64	10	$330,000 - 365,000
Victory	2008	25	14	0	11	0	$680,000 - 745,000
Antioch
Waterford	2011	130	0	0	130	0	$265,000 - 310,000
Placer County:
Whitney Ranch, Rocklin
Twin Oaks	2006	92	92	0	0	2	$400,000 - 470,000
Sacramento County:
Elk Grove
Magnolia Lane (Maderia)	2010	90	19	2	71	10	$250,000 - 300,000
San Joaquin County:
The Ranch @ Mossdale Landing, Lathrop	2010	168	34	8	134	12	$195,000 - 235,000
Santa Clara County:
The Gardens, San Jose	2010	40	30	10	10	19	$580,000 - 595,000
Solano County:
Enclave at Paradise Valley, Fairfield	2010	100	19	17	81	10	$350,000 - 415,000

NORTHERN CALIFORNIA TOTAL		879	326	42	553	63

Project (County or City)	Year of First Delivery	Estimated Number of Homes at Completion (1)	Cumulative Units Closed as of June 30, 2011	Backlog at June 30, 2011 (2) (3)	Lots Owned as of June 30, 2011(4)	Homes Closed for the Year Ended June 30, 2011	Sales Price Range(5)
ARIZONA
Maricopa County:
Lyon’s Gate, Gilbert
Pride	2006	650	509	15	141	30	$104,000 - 131,000
Acacia	2007	365	203	20	162	23	$142,000 - 178,000
Future Products	2013	213	0	0	213	0
Arroyo @ Coldwater Ranch, Peoria	2009	20	20	0	0	2	$132,000 - 168,000
Queen Creek
Hastings Property
Villas	2013	337	0	0	337	0	$113,000 - 137,000
Manor	2013	141	0	0	141	0	$159,000 - 218,000
Estates	2013	153	0	0	153	0	$229,000 - 281,000
Church Farms North	2016	2,314	0	0	2,314	0	$109,000 - 399,000
Lehi Crossing, Mesa	2013	914	0	0	914	0	$199,000 - 464,000
Rancho Mercado, Phoenix	2016	1,903	0	0	1,903	0	$110,000 - 324,000

ARIZONA TOTAL		7,010	732	35	6,278	55

NEVADA
Clark County:
North Las Vegas
The Cottages	2004	360	326	2	34	10	$112,000 - 130,000
Serenity Ridge	2012	88	0	0	88	0	$380,000 - 455,000
Tularosa at Mountain’s Edge	2011	140	4	9	136	4	$183,000 - 213,000
Las Vegas
Carson Ranch
East Series I	2006	116	116	0	0	1	$219,000 - 254,000
West Park
Villas	2006	107	107	0	0	12	$155,000 - 184,000
Courtyards	2006	92	91	0	1	9	$177,000 - 213,000
Flagstone
Crossings	2011	77	5	4	72	5	$268,000 - 307,000
Commons	2011	37	9	2	28	9	$198,000 - 230,000
Rhapsody	2012	63	0	0	63	0	$179,000 - 201,000
The Fields at Aliente	2011	60	4	1	56	4	$183,000 - 217,000
Nye County:
Pahrump
Mountain Falls
Series I	2011	116	7	6	109	7	$117,000 - 150,000
Series II	2013	218	0	0	218	0	$169,000 - 200,000
Future Projects	2014	1,925	0	0	1,925	0

NEVADA TOTAL		3,399	669	24	2,730	61

GRAND TOTALS		12,633	2,249	173	10,384	282

(1)	The estimated number of homes to be built at completion is subject to change, and there can be no assurance that the Company will build these homes.
(2)	Backlog consists of homes sold under sales contracts that have not yet closed, and there can be no assurance that closings of sold homes will occur.
(3)	Of the total homes subject to pending sales contracts as of June 30, 2011, all 167 represent homes completed or under construction.
(4)	Lots owned as of June 30, 2011 include lots in backlog at June 30, 2011.
(5)	Sales price range reflects base price only and excludes any lot premium, buyer incentive and buyer selected options, which vary from project to project.
(6)	All or a portion of the lots in this project are not owned as of June 30, 2011. The Company consolidated the purchase price of the lots in accordance with Interpretation No. 46, and considers the lots owned at June 30, 2011.

Income Taxes

See Note 8 of “Notes to Consolidated Financial Statements” for a description of the Company’s income taxes.

Related Party Transactions

See Note 7 of “Notes to Consolidated Financial Statements” for a description of the Company’s transactions with related parties.

Critical Accounting Polices

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and costs and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those which impact its most critical accounting policies. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, the Company’s most critical accounting policies are real estate inventories and cost of sales; impairment of real estate inventories; sales and profit recognition; and variable interest entities. We believe that there have been no significant changes to our critical accounting policies during the six months ended June 30, 2011, as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

101	The following materials from William Lyon Homes’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Cash Flows; (iv) Condensed Consolidated Statements of Shareholders’ Equity; and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text

WILLIAM LYON HOMES

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAM LYON HOMES
Registrant

Date: August 12, 2011	By:	/S/ COLIN T. SEVERN
Colin T. Severn
Vice President, Chief Financial Officer, Corporate Secretary (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

101	The following materials from William Lyon Homes’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Cash Flows; (iv) Condensed Consolidated Statements of Shareholders’ Equity; and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text