Form 10-Q
period 2012-06-30
WILLIAM LYON HOMES
filed 2012-08-14
CIK 1095996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Explanatory Note: Pursuant to Rule 405(a)(2) of Regulation S-T, the registrant is relying upon the applicable 30-day grace period for the initial filing of its first Interactive Data File required to contain detail-tagged footnotes or schedules. The registrant intends to file the required detail-tagged footnotes or schedules by the filing of an amendment to this Quarterly Report on Form 10-Q within the 30-day period.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at August 3, 2012
Convertible preferred stock, par value $.01	64,831,831
Common stock, Class A, par value $.01	54,793,255
Common stock, Class B, par value $.01	31,464,548
Common stock, Class C, par value $.01	16,110,366
Common stock, Class D, par value $.01	—

WILLIAM LYON HOMES

INDEX

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.

Financial Statements: as of June 30, 2012, for the Three Months Ended June 30, 2012, for the Period from January 1, 2012 through February 24, 2012, the Period from February 25, 2012 through June 30, 2012, the Three and Six Months Ended June 30, 2011 (unaudited), and as of December 31, 2011 (audited)

	Condensed Consolidated Balance Sheets	4

	Condensed Consolidated Statements of Operations	5

	Condensed Consolidated Statements of Equity (Deficit)	6

	Condensed Consolidated Statements of Cash Flows	7

	Notes to Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	39

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	66

Item 4.	Controls and Procedures	66

PART II. OTHER INFORMATION		67

Item 1.	Legal Proceedings	67

Item 1A.	Risk Factors	67

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	85

Item 3.	Defaults Upon Senior Securities	85

Item 4.	Mine Safety Disclosures	85

Item 5.	Other Information	85

Item 6.	Exhibits	87

SIGNATURES		88

EXHIBIT INDEX		89

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

WILLIAM LYON HOMES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except number of shares and par value per share)

	Successor	Predecessor
	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Cash and cash equivalents — Notes 1 and 11	$69,917	$20,061
Restricted cash — Note 1	887	852
Receivables	12,613	13,732
Real estate inventories — Note 7
Owned	375,459	398,534
Not owned	44,908	47,408
Deferred loan costs, net	2,206	8,810
Goodwill — Note 8	14,209	—
Intangibles, net of accumulated amortization of $3,394 as of June 30, 2012 — Note 9	6,076	—
Other assets, net	7,179	7,554

	$533,454	$496,951

LIABILITIES AND EQUITY (DEFICIT)
Liabilities not subject to compromise
Accounts payable	$12,611	$1,436
Accrued expenses	34,118	2,082
Liabilities from inventories not owned — Note 14	44,908	47,408
Notes payable — Note 10	12,570	74,009
Senior Secured Term Loan due 2015 — Note 10	235,000	206,000
Senior Subordinated Secured Notes due 2017 — Note 10	75,916	—

	415,123	330,935

Liabilities subject to compromise
Accounts payable	—	3,946
Accrued expenses	—	48,457
7 5/8% Senior Notes due December 15, 2012 — Note 10	—	66,704
10 3/4% Senior Notes due April 1, 2013 — Note 10	—	138,912
7 1/2% Senior Notes due February 15, 2014 — Note 10	—	77,867

	—	335,886

Commitments and contingencies — Note 14
Redeemable Convertible Preferred Stock:
Redeemable convertible preferred stock, par value $.01 per share; 80,000,000 shares authorized; 64,831,831 shares issued and outstanding at June 30, 2012	56,817	—
Equity (deficit):
Stockholders’ equity (deficit)
Common stock (Predecessor), par value $.01 per share; 3,000 shares authorized; 1,000 shares outstanding at December 31, 2011	—	—
Common stock, Class A, par value $.01 per share; 340,000,000 shares authorized; 54,793,255 shares issued and outstanding at June 30, 2012	548	—
Common stock, Class B, par value $.01 per share; 50,000,000 shares authorized; 31,464,548 shares issued and outstanding at June 30, 2012	315	—
Common stock, Class C, par value $.01 per share; 120,000,000 shares authorized; 16,110,366 shares issued and outstanding at June 30, 2012	161	—
Common stock, Class D, par value $.01 per share; 30,000,000 shares authorized; no shares outstanding at June 30, 2012	—	—
Additional paid-in capital	53,591	48,867
Accumulated deficit	(7,902)	(228,383)

	46,713	(179,516)
Noncontrolling interest — Note 5	14,801	9,646

	61,514	(169,870)

	$533,454	$496,951

See accompanying notes to condensed consolidated financial statements

WILLIAM LYON HOMES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except number of shares and per share data)

(unaudited)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Period from February 25 through June 30, 2012	Period from January 1 through February 24, 2012	Six Months Ended June 30, 2011
Operating revenue
Home sales	$54,251	$57,795	$69,360	$16,687	$94,369
Lots, land and other sales	90,800	—	90,800	—	—
Construction services — Note 1	6,233	5,326	9,428	8,883	7,552

	151,284	63,121	169,588	25,570	101,921

Operating costs
Cost of sales — homes	(46,085)	(51,121)	(59,143)	(14,598)	(83,006)
Cost of sales — lots, land and other	(85,187)	—	(85,192)	—	—
Construction services — Note 1	(5,755)	(4,990)	(8,651)	(8,223)	(6,827)
Sales and marketing	(3,570)	(5,007)	(4,663)	(1,944)	(9,096)
General and administrative	(8,264)	(5,645)	(11,879)	(3,302)	(11,922)
Other	(858)	(639)	(1,457)	(187)	(1,201)

	(149,719)	(67,402)	(170,985)	(28,254)	(112,052)

Equity in income of unconsolidated joint ventures	—	3,469	—	—	3,676

Operating income (loss)	1,565	(812)	(1,397)	(2,684)	(6,455)
Interest expense, net of amounts capitalized — Note 1	(3,122)	(5,197)	(4,836)	(2,507)	(9,975)
Other income, net — Note 12	1,329	77	1,376	230	244

Loss before reorganization items and provision for income taxes	(228)	(5,932)	(4,857)	(4,961)	(16,186)

Reorganization items, net — Note 4	(829)	(5,153)	(1,182)	233,458	(6,076)

(Loss) income before provision for income taxes	(1,057)	(11,085)	(6,039)	228,497	(22,262)
Provision for income taxes — Note 13	—	(10)	—	—	(10)

Net (loss) income	(1,057)	(11,095)	(6,039)	228,497	(22,272)
Less: Net income attributable to noncontrolling interest	(743)	(76)	(820)	(114)	(124)

Net (loss) income attributable to William Lyon Homes	(1,800)	(11,171)	(6,859)	228,383	(22,396)

Preferred stock dividends	(751)	—	(1,043)	—	—

Net (loss) income available to common stockholders	$(2,551)	$(11,171)	$(7,902)	$228,383	$(22,396)

Income (loss) per common share:
Basic	$(0.03)	$(11,171)	$(0.09)	$228,383	$(22,396)
Diluted	$(0.03)	$(11,171)	$(0.09)	$228,383	$(22,396)
Weighted average common shares outstanding:
Basic	92,697,839	1,000	92,604,389	1,000	1,000
Diluted	92,697,839	1,000	92,604,389	1,000	1,000
Weighted average additional common shares outstanding if preferred shares converted to common shares	64,831,831	—	64,831,831	—	—

See accompanying notes to condensed consolidated financial statements

WILLIAM LYON HOMES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

(in thousands)

(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Non- Controlling Interest	Total
	Shares	Amount
Balance — December 31, 2011 (Predecessor)	1	$—	$48,867	$(228,383)	$9,646	$(169,870)
Net (loss) income	—	—	—	(7,201)	114	(7,087)
Cash distributions to members of consolidated entities, net	—	—	—	—	(72)	(72)

Balance — February 24, 2012 (Predecessor)	1	—	48,867	(235,584)	9,688	(177,029)
Cancellation of predecessor common stock	(1)	—	—	—	—	—
Plan of reorganization and fresh start valuation adjustments	—	—	—	186,717	(1,588)	185,129
Elimination of predecessor accumulated deficit	—	—	(48,867)	48,867	—	—

Balance — February 24, 2012 (Predecessor)	—	—	—	—	8,100	8,100
Issuance of new common stock in connection with emergence from Chapter 11	92,368	924	43,191	—	—	44,115

Balance — February 24, 2012 (Successor)	92,368	924	43,191	—	8,100	52,215
Net (loss) income				(6,859)	820	(6,039)
Cash contributions from members of consolidated entities, net	—	—	—	—	5,881	5,881
Issuance of common stock	10,000	100	10,400	—	—	10,500
Preferred stock dividends	—	—	—	(1,043)	—	(1,043)

Balance — June 30, 2012 (Successor)	102,368	$1,024	$53,591	$(7,902)	$14,801	$61,514

See accompanying notes to condensed consolidated financial statements

WILLIAM LYON HOMES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Successor	Predecessor
	Period from February 25 through June 30, 2012	Period from January 1 through February 24, 2012	Six Months Ended June 30, 2011
Operating activities
Net (loss) income	$(6,039)	$228,497	$(22,272)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,739	586	144
Equity in income of unconsolidated joint ventures	—	—	(3,676)
Reorganization Items:
Cancellation of debt	—	(298,831)	—
Plan implementation and fresh start adjustments	—	49,302	—
Write off of deferred loan costs	—	8,258	—
Gain on extinguishment of debt	(975)	—	—
Net changes in operating assets and liabilities:
Restricted cash	(35)	—	139
Receivables	(818)	941	678
Real estate inventories — owned	43,504	(7,047)	(3,690)
Real estate inventories — not owned	1,250	1,250	—
Other assets	(322)	206	(3,107)
Accounts payable	2,611	4,618	5,040
Accrued expenses	3,349	(3,851)	(5,490)
Liability from real estate inventories not owned	(1,250)	(1,250)	—

Net cash provided by (used in) operating activities	45,014	(17,321)	(32,234)

Investing activities
Distributions from unconsolidated joint ventures	—	—	1,165
Purchases of property and equipment	(22)	—	(3)

Net cash (used in) provided by investing activities	(22)	—	1,162

Financing activities
Payment of preferred stock dividends	(540)	—	—
Principal payments on notes payable	(60,948)	(616)	(5,200)
Proceeds from reorganization	—	30,971	—
Proceeds from issuance of preferred stock	—	50,000	—
Proceeds from debtor in possession financing	—	5,000	—
Principal payment of debtor in possession financing	—	(5,000)	—
Payments for deferred loan costs	—	(2,491)	1,785
Noncontrolling interest (distributions) contributions, net	5,881	(72)	(2,209)

Net cash (used in) provided by financing activities	(55,607)	77,792	(5,624)

Net (decrease) increase in cash and cash equivalents	(10,615)	60,471	(36,696)
Cash and cash equivalents —beginning of period	80,532	20,061	71,286

Cash and cash equivalents — end of period	$69,917	$80,532	$34,590

Supplemental disclosures of non-cash investing and financing activities:
Issuance of common stock related to land acquisition	$10,500	$—	$—

Land contributed in lieu of cash for common stock	$—	$4,029	$—

Distributions of real estate from unconsolidated joint ventures	$—	$—	$800

Preferred stock dividends, accrued	$503	$—	$—

Accretion of Senior Subordinated Secured Notes for payable in kind interest	$916	$—	$—

Net change in real estate inventories — not owned and liabilities from inventories not owned	$—	$—	$7,862

Note Payable issued in conjunction with land acquisition	$—	$—	$55,000

See accompanying notes to condensed consolidated financial statements

WILLIAM LYON HOMES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 — Basis of Presentation and Significant Accounting Policies

Operations

William Lyon Homes, a Delaware corporation, and subsidiaries (the “Company”) are primarily engaged in designing, constructing and selling single family detached and attached homes in California, Arizona and Nevada.

Basis of Presentation

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. We applied the accounting under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 852 (“ASC 852”), “Reorganizations,” as of February 24, 2012 (see Note 3). Therefore, our condensed consolidated balance sheet as of June 30, 2012, which is referred to as that of the “Successor”, includes adjustments resulting from the reorganization and application of ASC 852 and is not comparable to our balance sheet as of December 31, 2011, which is referred to as that of the “Predecessor”. References to the “Successor” in the unaudited condensed consolidated financial statements and the notes thereto refer to the Company after giving effect to the reorganization and application of ASC 852. References to the “Predecessor” refer to the Company prior to the reorganization and application of ASC 852.

The interim condensed consolidated financial statements have been prepared in accordance with the Company’s accounting practices. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for presentation in accordance with U.S. generally accepted accounting principles have been included. Operating results for the three months ended June 30, 2012, the period from January 1, 2012 through February 24, 2012, and the period from February 25, 2012 through June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

The preparation of the Company’s financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities as of June 30, 2012 and December 31, 2011 and revenues and expenses for the three months ended June 30, 2012 and 2011, period from January 1, 2012 through February 24, 2012, and period from February 25, 2012 through June 30, 2012. Accordingly, actual results could differ from those estimates. The significant accounting policies using estimates include real estate inventories and cost of sales, impairment of real estate inventories, warranty reserves, loss contingencies, sales and profit recognition, accounting for variable interest entities, and fresh start accounting. The current economic environment increases the uncertainty inherent in these estimates and assumptions.

The condensed consolidated financial statements include the accounts of the Company and all majority-owned and controlled subsidiaries and joint ventures, and certain joint ventures and other entities which have been determined to be variable interest entities in which the Company is considered the primary beneficiary (see Note 5). Investments in joint ventures which have not been determined to be variable interest entities in which the Company is considered the primary beneficiary are accounted for using the equity method because the Company has a 50% or less voting and economic interest (and thus such joint ventures are not controlled by the Company). The accounting policies of the joint ventures are substantially the same as those of the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

Real Estate Inventories

Real estate inventories are carried at cost net of impairment losses, if any. Real estate inventories consist primarily of land deposits, raw land, lots under development, finished lots, homes under construction, completed homes and model homes of real estate projects. All direct and indirect land costs, offsite and onsite improvements and applicable interest and other carrying charges are capitalized to real estate projects during periods when the project is under development. Land, offsite costs and all other common costs are allocated to land parcels benefited based upon relative fair values before construction. Onsite construction costs and related carrying charges (principally interest and property taxes) are allocated to the individual homes within a phase based upon the relative sales value of the homes. The Company relieves its accumulated real estate inventories through cost of sales for the estimated cost of homes sold. Selling expenses and other marketing costs are expensed in the period incurred. A provision for warranty costs relating to the Company’s limited warranty plans is included in cost of sales and accrued expenses at the time the sale of a home is recorded. The Company generally reserves approximately one to one and one quarter percent of the sales price of its homes against the possibility of future charges relating to its one-year limited warranty and similar potential claims. Factors that affect the Company’s warranty liability include the number of homes under warranty, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary. Changes in the Company’s warranty liability for the period from February 25, 2012 through June 30, 2012, January 1, 2012 through February 24, 2012, and the three months ended June 30, 2011 are as follows (in thousands):

	Successor	Predecessor
	Period from February 25 through June 30, 2012	Period from January 1 through February 24, 2012	Six Months Ended June 30, 2011
Warranty liability, beginning of period	$14,000	14,314	$16,341
Warranty provision during period	770	187	1,112
Warranty payments during period	(1,121)	(845)	(2,721)
Warranty charges related to pre-existing warranties during period	253	199	535
Fresh start adjustment	—	145	—

Warranty liability, end of period	$13,902	$14,000	$15,267

Interest incurred under the Term Loan, the Senior Subordinated Notes, and other notes payable, as more fully discussed in Note 10, is capitalized to qualifying real estate projects under development. Any additional interest charges related to real estate projects not under development are expensed in the period incurred. During the three months ended June 30, 2012, the period from February 25, 2012 through June 30, 2012, and the period from January 1, 2012 through February 24, 2012, the Company incurred interest of $9.4 million, $13.6 million, and $7.1 million, respectively. During the three months ended June 30, 2012, the period from February 25, 2012 through June 30, 2012, and the period from January 1, 2012 through February 24, 2012, the Company capitalized interest of $6.3 million, $8.8 million, and $4.6 million, respectively. During the three months ended June 30, 2012, the period from February 25, 2012 through June 30, 2012, and the period from January 1, 2012 through February 24, 2012, the Company recorded $3.1 million, $4.8 million, and $2.5million, respectively, of interest expense. During the three and six months ended June 30, 2011, the Company incurred $15.2 million and $29.9 million, capitalized $10.0 million and $19.9 million and recorded $5.2 million and $10.0 million of interest expense, respectively. During the three months ended June 30, 2012, the period from February 25, 2012 through June 30, 2012, and the period from January 1, 2012 through February 24, 2012, cash paid for interest was $10.3 million, $11.7 million, and $8.9 million, respectively. During the three and six months ended June 30, 2011, cash paid for interest was $17.8 million and $28.9 million, respectively.

Construction Services

The Company accounts for construction management agreements using the Percentage of Completion Method in accordance with FASB ASC Topic 605 Revenue Recognition (“ASC 605”). Under ASC 605, the Company records revenues and expenses as a contracted project progresses, and based on the percentage of costs incurred to date compared to the total estimated costs of the contract. Based on the provisions of ASC 605, the Company has recorded construction services revenues and expenses of $6.2 million and $5.8 million respectively for the three months ended June 30, 2012 and $5.3 million and $5.0 million respectively, for the three months ended June 30, 2011, in the accompanying consolidated statement of operations. In addition, the Company has recorded construction services revenues and expenses of $9.4 million and $8.7 million respectively, for the period from February 25, 2012 through June 30, 2012, $8.9 million and $8.2 million respectively, for the period from January 1, 2012 through February 24, and $7.6 million and $6.8 million respectively, for the six months ended June 30, 2011, in the accompanying consolidated statement of operations.

The Company entered into construction management agreements to build, sell and market homes in certain communities. For such services, the Company will receive fees (generally 3 to 5 percent of the sales price, as defined) and may, under certain circumstances, receive additional compensation if certain financial thresholds are achieved.

Cash and Cash Equivalents

Short-term investments with a maturity of three months or less when purchased are considered cash equivalents. The Company’s cash and cash equivalents balance exceeds federally insurable limits as of June 30, 2012. The Company monitors the cash balances in its operating accounts and adjusts the cash balances as appropriate; however, these cash balances could be negatively impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts.

Restricted Cash

Restricted cash consists of deposits made by the Company to a bank account as collateral for the use of letters of credit to guarantee the Company’s financial obligations under certain other contractual arrangements in the normal course of business. Under the terms of the Amended Term Loan disclosed in Note 10, all of the Company’s standby letters of credit are secured by cash and cash equivalents.

Impact of New Accounting Pronouncements

In 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the IASB (the Boards) on fair value measurement and results in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” Our adoption of these new provisions of ASU 2011-04 on January 1, 2012 did not have an impact on our condensed consolidated financial statements.

Reclassifications

Certain balances have been reclassified in order to conform to current year presentation.

Note 2 — Emergence from Chapter 11

On December 19, 2011, William Lyon Homes (the “Company”) and certain of its direct and indirect wholly-owned subsidiaries filed voluntary petitions, under chapter 11 of Title 11 of the United States Code, as amended (the “Chapter 11 Petitions”), in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) to seek approval of the Prepackaged Joint Plan of Reorganization (the “Plan”) of the Company and certain of its subsidiaries. The Chapter 11 Petitions are jointly administered under the caption In re William Lyon Homes, et al., Case No. 11-14019 (the “Chapter 11 Cases”). The sole purpose of the Chapter 11 Cases was to restructure the Company’s debt obligations and strengthen its balance sheet.

On February 10, 2012, the Bankruptcy Court confirmed the Plan. On February 24, 2012, the Company and its subsidiaries consummated the principal transactions contemplated by the Plan, including:

•

the issuance of 44,793,255 shares of the Company’s new Class A Common Stock, $0.01 par value per share (“Class A Common Stock”) and $75 million aggregate principal amount of 12% Senior Subordinated Secured Notes due 2017 (“Second Lien Notes”) issued by the Company’s wholly-owned subsidiary, William Lyon Homes, Inc. (“Borrower”) in exchange for the claims held by the holders of the formerly outstanding notes of Borrower;

•

the amendment of the Borrower’s loan agreement with ColFin WLH Funding, LLC and certain other lenders which resulted, among other things, in the increase in the principal amount outstanding under the loan agreement, the reduction in the interest rate payable under the loan agreement, and the elimination of any prepayment penalty under the loan agreement;

•

the issuance, in exchange for aggregate cash and real estate consideration of $25 million, of 31,464,548 shares of the Company’s new Class B Common Stock, $0.01 par value per share (“Class B Common Stock”) and warrants to purchase 15,737,294 shares of Class B Common Stock;

•

the issuance of 64,831,831 shares of Parent’s new Convertible Preferred Stock, $0.01 par value per share, or Convertible Preferred Stock, and 12,966,366 shares of Parents’s new Class C Common Stock, $0.01 par value per share or Class C Common Stock, in exchange for aggregate cash consideration of $60 million; and

•

the issuance of an additional 3,144,000 shares of Class C Common Stock pursuant to an agreement with certain selling securityholders to backstop the offering of shares of Class C Common Stock and Convertible Preferred Stock in connection with the Plan.

Note 3 — Fresh Start Accounting and Effects of the Plan

As required by U.S. GAAP, effective as of February 24, 2012, we adopted fresh start accounting following the guidance of FASB ASC 852. Fresh start accounting results in the Company becoming a new entity for financial reporting purposes. Accordingly, our consolidated financial statements for periods prior to February 25, 2012 are not comparable to consolidated financial statements presented on or after February 25, 2012. Fresh start accounting was required upon emergence from Chapter 11 because holders of voting shares immediately before confirmation of the Plan received less than 50% of the emerging entity and the reorganization value of our assets immediately before confirmation of our Plan was less than our post-petition liabilities and allowed claims. Fresh start accounting results in a new basis of accounting and reflects the allocation of our estimated fair value to underlying assets and liabilities. Our estimates of fair value are inherently subject to significant uncertainties and contingencies beyond our reasonable control. Accordingly, there can be no assurance that the estimates, assumptions, valuations, appraisals and financial projections will be realized, and actual results could vary materially. Moreover, the market value of our common stock may differ materially from the equity valuation for accounting purposes under ASC 852. In addition, the cancellation of debt income and the allocation of the attribute reduction for tax purposes is an estimate and will not be finalized until the 2012 tax return is filed. Any change resulting from this estimate could impact deferred taxes.

Under ASC 852, the Successor Company must determine a value to be assigned to the equity of the emerging company as of the date of adoption of fresh-start accounting, which for us is February 24, 2012, the date the Debtors emerged from Chapter 11. To facilitate the adoption of fresh start accounting, the Company engaged a third-party valuation firm to assist with assessing enterprise value, and the allocation of value to the assets and liabilities of the Company. To calculate enterprise value, the Company used the discounted cash flow analysis, considering a weighted average cost of capital of 16.5%, and utilized a Gordon Growth model with a 3.0% growth rate to calculate terminal value. The analysis resulted in an enterprise value of $485.0 million, which was used as the enterprise value for fresh start accounting. The Company’s total debt was valued at $384.5 million, the preferred stock was valued at $56.4 million, and the common stock and warrants at $44.1 million, in accordance with ASC 852.

The estimated enterprise value and the equity value are highly dependent on the achievement of the future financial results contemplated in the projections that were set forth in the disclosure statement to the Plan. The estimates and assumptions made in the valuation are inherently subject to significant uncertainties. The primary assumptions for which there is a reasonable possibility of the occurrence of a variation that would have significantly affected the reorganization value include the assumptions regarding the number of homes sold, average sales prices, operating expenses, the amount and timing of construction costs and the discount rate utilized.

Fresh-start accounting reflects the value of the Successor as determined in the confirmed Plan. Under fresh-start accounting, asset values are remeasured and allocated based on their respective fair values in conformity with the purchase method of accounting for business combinations in FASB ASC Topic 805, “Business Combinations” (“FASB ASC 805”). Liabilities existing as of February 24, 2012, the Effective Date, other than deferred taxes, were recorded at the present value of amounts expected to be paid using appropriate risk adjusted interest rates. Deferred taxes were determined in conformity with applicable accounting standards. Predecessor accumulated depreciation, accumulated amortization and retained deficit were eliminated.

In conjunction with the adoption of fresh start accounting, certain intangible assets including, the value of the Company’s homes in backlog, construction services contracts and management fee contracts related to the joint venture projects were recorded at their estimated fair values as of February 24, 2012 in the amount of $9.5 million. The Company’s backlog was valued using the With/Without Method of the Income Approach to estimate the fair value of the backlog. This asset is amortized on a straight line basis, as homes in backlog as of February 24, 2012, are closed or the contract is cancelled.

The construction services contracts and management fees on the joint ventures were valued using the Multi-period Excess Earnings method of the Income Approach to estimate the fair value. Since these assets are valued based on expected cash flows related to home closings, the asset is amortized on a straight line basis, as homes under the contracts close.

The following fresh start condensed consolidated balance sheet presents the implementation of the Plan and the adoption of fresh start accounting as of the Effective Date. Reorganization adjustments have been recorded within the condensed consolidated balance sheet to reflect the effects of the Plan, including discharge of liabilities subject to compromise and the adoption of fresh start accounting in accordance with FASB ASC 852.

WILLIAM LYON HOMES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except number of shares and par value per share)

(unaudited)

	February 24,2012
	Predecessor	Plan of Reorganization Adjustments		Fresh Start Accounting Adjustments		Successor
ASSETS
Cash and cash equivalents	$12,787	$67,746	(a)	$—		$80,533
Restricted cash	852	—		—		852
Receivables	12,790	—		(996	) (m)	11,794
Real estate inventories
Owned	405,632	4,029	(b)	(1,198	) (m)	408,463
Not owned	46,158	—		—		46,158
Property & equipment, net	962	—		(421	) (m)	541
Deferred loan costs	8,258	(5,767	) (c)	—		2,491
Goodwill	—	—		14,209	(m)	14,209
Intangibles	—	—		9,470	(m)	9,470
Other assets	6,307	47	(d)	—		6,354

	$493,746	$66,055		$21,064		$580,865

LIABILITIES AND EQUITY (DEFICIT)
Liabilities not subject to compromise
Accounts payable	$10,000	$—		$—		$10,000
Accrued expenses	31,391	—		221	(m)	31,612
Liabilities from inventories not owned	46,158	—		—		46,158
Notes payable	78,394	(5,000	) (f)	1,100	(m)	74,494
Senior Secured Term Loan due January 31, 2015	206,000	29,000	(g)	—		235,000
Senior Subordinated Secured Notes due 2017	—	75,000	(h)	—		75,000

	371,943	99,000		1,321		472,264

Liabilities subject to compromise
Accrued expenses	15,297	(15,297	) (e)	—		—
7 5/8% Senior Notes due December 15, 2012	66,704	(66,704	) (e)	—		—
10 3/4% Senior Notes due April 1, 2013	138,964	(138,964	) (e)	—		—
7 1/2% Senior Notes due February 15, 2014	77,867	(77,867	) (e)	—		—

	$298,832	$(298,832)		$—		$—

Commitments and contingencies
Redeemable convertible preferred stock	—	56,386	(i)	—		56,386
Equity (deficit):
Stockholders’ equity (deficit)
Common stock, Class A	—	448	(j)	—		448
Common stock, Class B	—	315	(j)	—		315
Common stock, Class C	—	161	(j)	—		161
Common stock, Class D	—	—		—		—
Additional paid-in capital	48,867	(21,177	) (k)	15,501	(n)	43,191
Accumulated deficit	(235,584)	229,754	(l)	5,830	(n)	—

	(186,717)	209,501		21,331		44,115
Noncontrolling interest	9,688	—		(1,588	) (m)	8,100

	(177,029)	209,501		19,743		52,215

	$493,746	$66,055		$21,064		$580,865

Notes to Plan of Reorganization and Fresh Start Accounting Adjustments:

a	Reflects net cash received from the issuance of new equity, reduced by the repayment of DIP financing, payment of fees and other costs.

b	Reflects contribution of land option deposit in lieu of cash for Class B Common Stock.

c	Reflects the write-off of the remaining deferred loan costs of the Old Notes net of capitalization of deferred loan costs related to the Amended Term Loan.

d	Reflects prepaid property taxes to obtain title on the second lien notes. Deferred tax assets are not reflected on the balance sheet as they have been fully reserved.

e	Reflects the extinguishment of liabilities subject to compromise (“LSTC”) at emergence. LSTC was comprised of $283.5 million of Old Notes and $15.3 million of related accrued interest. The holders of the Old Notes received Class A common stock of the successor entity.

f	Reflects repayment of amounts outstanding under the DIP Credit Agreement pursuant to the Plan.

g	Reflects the additional principal added to the Amended Term Loan, in accordance with the Plan.

h	Reflects the issuance of Senior Subordinated Secured Notes, in accordance with the Plan.

i	Reflects the fair value of the Convertible Preferred Stock issued pursuant to the Plan.

j	Reflects the issuance of 92.4 million shares in new common stock at $0.01 par value and the extinguishment of 1,000 shares ($0.01 par) of Old Common Stock.

k	Reflects an adjustment of $48.9 million to additional paid-in capital (“APIC”) relating to old common stock and $27.7 million relating to the issuance of new common stock.

l	Reflects the net impact of Plan adjustments on retained earnings due to the gain on extinguishment of debt and other reorganization items.

m	Reflects fair value adjustments resulting from fresh-start accounting.

n	Reflects the net impact of the gain on revaluation of assets resulting from fresh-start accounting and the elimination of the Predecessor’s historical accumulated deficit, resulting in Successor’s preferred stock and equity value of $100.5 million.

Reconciliation of enterprise value to the reorganized value of the Company’s assets and determination of goodwill:

Total enterprise value	$485,000
Add: liabilities (excluding debt and equity)	87,765
Add: noncontrolling interest	8,100

Reorganization value of assets	580,865
Fair value of assets (excluding goodwill)	566,656

Reorganization value in excess of fair value (goodwill)	$14,209

Note 4 — Reorganization Items

In accordance with authoritative accounting guidance issued by the FASB, separate disclosure is required for reorganization items, such as certain expenses, provisions for losses and other charges directly associated with or resulting from the reorganization and restructuring of the business, which have been realized or incurred during the Chapter 11 Cases. Reorganization items were comprised of the following (in thousands):

	Successor	Predecessor
	Period from February 25 through June 30, 2012	Period from January 1 through February 24, 2012
Cancellation of debt	$—	$298,831
Plan implementation and fresh start valuation adjustments	—	(49,302)
Professional fees	(1,182)	(7,813)
Write-off of Old Notes deferred loan costs	—	(8,258)

Total reorganization items, net	$(1,182)	$233,458

In addition to the amounts reflected in reorganization items in the above table, prior to the Petition Date, the Company incurred professional fees related to the reorganization of approximately $21.2 million that are included in reorganization items for the year ended December 31, 2011.

Note 5 — Variable Interest Entities and Noncontrolling Interests

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

As of June 30, 2012, the assets and liabilities of the consolidated VIEs totaled $25.8 million and $1.6 million, respectively. In addition, the Company’s interest in the consolidated VIEs is $7.8 million and the members’ interest in the consolidated VIEs is $16.4 million. The Company’s recorded a $1.6 million valuation adjustment to the noncontrolling interest account on one VIE in accordance with the adoption of ASC 852. The member’s interest in the VIE of $14.8 million as of June 30, 2012, is reported as noncontrolling interest on the accompanying consolidated balance sheet.

As of December 31, 2011, the assets and liabilities of the consolidated VIEs totaled $14.0 million and $1.3 million, respectively. In addition, the Company’s interest in the consolidated VIEs was $3.1 million and the members’ interest in the consolidated VIEs was $9.6 million, which is reported as noncontrolling interest on the accompanying consolidated balance sheet.

Note 6 — Segment Information

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

The Company’s homebuilding operations design, construct and sell a wide range of homes designed to meet the specific needs in each of its markets. In accordance with the aggregation criteria defined by ASC 280, the Company’s homebuilding operating segments have been grouped into four reportable segments: Southern California, consisting of an operating division with operations in Orange, Los Angeles, San Bernardino and San Diego counties; Northern California, consisting of an operating division with operations in Contra Costa, Sacramento, San Joaquin, Santa Clara, Solano and Placer counties; Arizona, consisting of operations in the Phoenix, Arizona metropolitan area; and Nevada, consisting of operations in the Las Vegas, Nevada metropolitan area.

Corporate develops and implements strategic initiatives and supports the Company’s operating divisions by centralizing key administrative functions such as finance and treasury, information technology, risk management and litigation and human resources.

Segment financial information relating to the Company’s homebuilding operations was as follows:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Period from February 25 through June 30, 2012	Period from January 1 through February 24, 2012	Six Months Ended June 30, 2011

			(in thousands)
Homebuilding revenue:
Southern California	$19,212	$30,145	$24,713	$5,640	$50,286
Northern California	10,180	15,501	12,715	4,250	24,903
Arizona	17,689	4,382	21,477	4,316	7,835
Nevada	7,170	7,767	10,455	2,481	11,345

Total homebuilding revenue	$54,251	$57,795	$69,360	$16,687	$94,369

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Period from February 25 through June 30, 2012	Period from January 1 through February 24, 2012	Six Months Ended June 30, 2011

			(in thousands)
(Loss) income before provision for income taxes:
Southern California	$(1,744)	$404	$(2,729)	$(19,131)	$(2,128)
Northern California	7,833	(598)	7,592	6,195	(1,822)
Arizona	179	(282)	(289)	9,928	(1,059)
Nevada	(1,165)	(2,494)	(1,638)	(1,738)	(4,888)
Corporate	(6,160)	(8,115)	(8,975)	233,243	(12,365)

(Loss) income before provision for income taxes	$(1,057)	$(11,085)	$(6,039)	$228,497	$(22,262)

	Successor	Predecessor
	June 30, 2012	December 31, 2011
	(in thousands)
Homebuilding assets:
Southern California	$197,175	$182,781
Northern California	34,467	105,298
Arizona	161,489	129,920
Nevada	48,407	42,183
Corporate (1)	91,916	36,769

Total homebuilding assets	$533,454	$496,951

(1)	Comprised primarily of cash and cash equivilents, restricted cash, receivables, deferred loan costs, unallocated goodwill and other assets.

Note 7 — Real Estate Inventories

Real estate inventories consist of the following (in thousands):

	Successor	Predecessor
	June 30, 2012	December 31, 2011
Inventories owned: (1)
Deposits	$32,070	$26,939
Land and land under development	286,229	267,348
Homes completed and under construction	50,865	90,824
Model homes	6,295	13,423

Total	$375,459	$398,534

Inventories not owned: (2)
Other land options contracts — land banking arrangement	$44,908	$47,408

(1)	During the economic downturn, the Company temporarily suspended the development, sales and marketing activities at certain projects which were in various stages of development. The Company has incurred and capitalized to real estate inventories costs related to these certain projects of $50.4 million as of June 30, 2012, $20.9 million of which is included in Deposits and $29.5 million of which is included in Land and land under development. The Company may bring more of these projects to market in the latter half of 2012.
(2)	Represents the consolidation of a land banking arrangement which does not obligate the Company to purchase the lots, however, based on certain factors, the Company has determined it is economically compelled to purchase the lots in the land banking arrangement and has been consolidated. Amounts are net of deposits.

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

Management assesses land deposits for impairment when estimated land values are deemed to be less than the agreed upon contract price. The Company considers changes in market conditions, the timing of land purchases, the ability to renegotiate with land sellers the terms of the land option contracts in question, the availability and best use of capital, and other factors. The Company records abandoned land deposits and related pre-acquisition costs in cost of sales-lots, land and other in the consolidated statements of operations in the period that it is abandoned

As of February 24, 2012, the Company made fair value adjustments to inventory in accordance with fresh start accounting. During the period from February 25, 2012 through June 30, 2012 and the three and six months ended June 30, 2011, the Company did not record any impairments.

Note 8 — Goodwill

Goodwill represents the excess of our enterprise value upon emergence over the fair value of our net tangible and identifiable intangible assets acquired. We recorded goodwill of $14.2 million as of February 24, 2012 in connection with fresh start accounting (refer to Note 2, Note 3 and Note 4 for further details relating to fresh start accounting and valuation of Goodwill). In accordance with the provisions of ASC 350, Intangibles, Goodwill and Other, goodwill amounts are not amortized, but rather are analyzed for impairment at the reporting segment level. Goodwill is analyzed on an annual basis, or when indicators of impairment exist. We have determined that we have four reporting segments, as discussed in Note 6, and we will perform an annual goodwill impairment analysis during the fourth quarter of each fiscal year, with the first annual testing to be carried out in the fourth quarter of fiscal year 2012.

Note 9 — Intangibles

The carrying value and accumulated amortization of intangible assets at June 30, 2012, by major intangible asset category, is as follows:

	Successor
	June 30, 2012
	Carrying Value	Accumulated Amortization	Net Carrying Amount
Construction management contracts	$4,640	$(383)	$4,257
Homes in backlog	4,030	(2,869)	1,161
Joint venture management fees	800	(142)	658

Total	$9,470	$(3,394)	$6,076

Amortization expense related to intangible assets for the period from February 25, 2012 through June 30, 2012 was $3.4 million. There was no amortization expense related to intangible assets for the period from January 1, 2012 through February 24, 2012 or prior, since the intangible assets were recorded in conjunction with ASC 852. Amortization expense is included in general and administrative expense in the accompanying condensed consolidated statement of operations.

Estimated future amortization expense related to intangible assets is as follows:

Total
Amortization
2012 (from July 1 to December 31)	$2,269
2013	912
2014	1,244
2015	1,651
2016	—

Total	$6,076

Note 10 — Senior Subordinated Secured Notes and Secured Indebtedness

Notes payable consist of the following (in thousands):

	Successor	Predecessor
	June 30,	December 31,
	2012	2011
Notes payable:
Notes payable	$12,570	$74,009

Senior Notes:
Senior Secured Term Loan due Janaury 31, 2015	235,000	206,000
Senior Subordinated Secured Notes due February 15, 2017	75,916	—
7 5/8% Senior Notes due December 15, 2012	—	66,704
10 3/4% Senior Notes due April 1, 2013	—	138,912
7 1/2% Senior Notes due February 15, 2014	—	77,867

	310,916	489,483

	$323,486	$563,492

Amended Senior Secured Term Loan

California Lyon, is a party to that certain Amended and Restated Senior Secured Term Loan Agreement, or the Amended Term Loan Agreement, dated February 25, 2012, with ColFin WLH Funding, LLC, as administrative agent and as a lender, and the other lenders party thereto. The Senior Secured Term Loan was renegotiated into the terms below in conjunction with the Plan of Reorganization as discussed in Note 2, Note 3, and Note 4.

The Amended Term Loan Agreement provides for a first lien secured term loan of $235.0 million, secured by substantially all of the assets of California Lyon, Parent (excluding stock in California Lyon) and certain wholly-owned subsidiaries of Parent. The Amended Term Loan is guaranteed by Parent and certain wholly-owned subsidiaries of Parent.

The Amended Term Loan bears interest at a rate of 10.25% per annum. Based on the current outstanding balance of the Amended Term Loan, interest payments are $ 24.1 million annually. The Amended Term Loan is scheduled to mature on January 31, 2015. In addition, there is no pre-payment penalty associated with the Amended Term Loan.

The Amended Term Loan Agreement restricts the ability of California Lyon to permit the indebtedness outstanding under the Amended Term Loan Agreement to exceed the borrowing base, with “borrowing base” being calculated as 67.5% (which percentage will be adjusted down to (x) 65% from the first year anniversary of the Amended Term Loan Agreement to the second anniversary of the Amended Term Loan Agreement and (y) 60% from and after the second year anniversary of the Amended Term Loan Agreement) of the sum of (i) unrestricted cash, (ii) escrow receivables and (iii) eligible real property collateral valuation, each as defined in the Amended Term Loan Agreement. The Amended Term Loan Agreement also contains covenants that, subject to certain exceptions, limit the ability of California Lyon, Parent and their respective subsidiaries to, among other things: (i) incur liens; (ii) incur additional indebtedness; (iii) transfer or dispose of assets; (iv) merge, consolidate or alter their line of business; (v) guarantee obligations; (vi) engage in affiliated party transactions; (vii) declare or pay dividends or make other distributions or repurchase stock; (viii) make advances, loans or investments; (ix) repay debt (including under the indenture governing the Notes); and (x) make expenditures outside of the Company’s primary business.

The Amended Term Loan Agreement contains customary events of default, including, without limitation, and subject to certain grace periods as set forth therein, failure to pay when due amounts under the Amended Term Loan Agreement; failure to comply with certain agreements or covenants contained in the Amended Term Loan Agreement or other loan documents related to the Amended Term Loan Agreement; default in respect of other indebtedness with an aggregate principal amount of more than $10.0 million; certain insolvency and bankruptcy events; and the occurrence of certain change of control transactions.

The Company’s covenant compliance for the Amended Term Loan at June 30, 2012 is detailed in the table set forth below (dollars in millions):

	Actual at June 30, 2012	Covenant Requirement at June 30, 2012
Ratio of Term Loan to Borrowing Base	52.2%	≤ 67.5%

As of June 30, 2012, the Company is not in default with the covenants under the Amended Term Loan.

Senior Secured Term Loan

Prior to the Plan of Reorganization, as discussed in Note 2, Note 3, and Note 4, William Lyon Homes, Inc., a California corporation and wholly-owned subsidiary of the Company (“California Lyon”) was a party to a certain Senior Secured Term Loan Agreement (the “Term Loan Agreement”), dated October 20, 2009, with ColFin WLH Funding, LLC, as Administrative Agent (“Admin Agent”), ColFin WLH Funding, LLC, as Initial Lender and Lead Arranger (“ColFin”) and the other Lenders who may become assignees of ColFin (collectively, with ColFin, the “Lenders”). As of December 31, 2011, the Term Loan outstanding balance was $206.0 million.

The Term Loan had interest at a rate of 14.0% and was scheduled to mature on October 20, 2014. However, California Lyon had also agreed that, upon any repayment of any portion of the principal amount under the Term Loan (whether or not at maturity), California Lyon would also pay an exit fee equal to the difference (if positive) between (x) the interest that would have been accrued and been then payable on the repaid portion if the interest rate under the Term Loan Agreement were 15.625% and (y) the internal rate of return realized by the Lenders on such repaid portion, taking into account all cash amounts actually received by the Lenders with respect thereto, including the loan fee and interest payments, other than any make whole payments described below.

Upon any prepayment of any portion of the Term Loan prior to its scheduled maturity (other than any prepayment required in connection with a payment of all or any portion of the outstanding principal balance of any of the Indentures), the Term Loan Agreement provided that California Lyon make a “make whole payment” equal to an amount, if positive, of the present value of all future payments of interest which would become due with respect to such prepaid amount from the date of prepayment thereof through and including the maturity date, discounted at a rate of 14%.

The Term Loan Agreement contained customary events of default, including, without limitation, failure to pay when due amounts in respect of the loan or otherwise under the Term Loan Agreement; failure to comply with certain agreements or covenants contained in the Term Loan Agreement for a period of 10 days (or, in some cases, 30 days) after the administrative agent’s notice of such non-compliance; acceleration of more than $10.0 million of certain other indebtedness; and certain insolvency and bankruptcy events.

Under the Term Loan, the Company was required to comply with a number of covenants, the most restrictive of which required the Company to maintain:

•	A tangible net worth, as defined, of at least $75.0 million;

•

A minimum borrowing base such that the indebtedness under the Term Loan does not exceed 60% of the Borrowing Base, with the “Borrowing Base” being calculated as (1) the discounted cash flows of each project securing the loan (collateral value), plus (2) restricted cash and (3) escrow proceeds receivable, as defined;

•

Total secured indebtedness (including the indebtedness under the Term Loan and under all other Construction Notes payable) less than or equal to the Maximum Permitted Secured Indebtedness under the Term Loan Agreement.

•	Excluded Assets Test

As of December 31, 2010, the Company’s Tangible Net Worth was $13.0 million, after recording non-cash impairment charges of $111.9 million during the year ended December 31, 2010. In order to avoid breaching these covenants and obligations, and thereby causing defaults and cross-defaults, the Company completed a series of transactions to provide for financial covenant relief. The Company obtained Waiver No. 1 on April 20, 2011, from the lender of the Term Loan, which waived the Lender’s rights to enforce their remedies for breach of the tangible net worth covenant until July 19, 2011. On July 18, 2011, prior to Waiver No. 1 expiring, the Company then obtained a similar waiver by entering the Waiver No. 2, which terminated September 16, 2011. The Company then obtained a similar waiver, the Waiver No. 3 on September 15, 2011. Such waiver was extended pursuant to the Amendment to Waiver No. 3 on October 7, 2011 and finally terminated on October 27, 2011.

Based on the factors discussed above, the Company was in technical default of the term loan as of December 31, 2011, due to (a) expiration of the tangible net worth covenant waiver on October 27, 2011 and (b) a cross default under the senior notes indentures, as described below.

Senior Subordinated Secured Notes

The outstanding principal amount of the notes is $75.9 million as of June 30, 2012, and matures in February 2017. The Notes are senior subordinated secured obligations of California Lyon and are unconditionally guaranteed on a senior subordinated secured basis by Parent and by certain of Parent’s existing and future restricted subsidiaries. The Notes and the guarantees rank senior to all of California Lyon’s and the guarantors’ debt that is expressly subordinated to the Notes and the guarantees, but are subordinated to all of the Company’s and the guarantors’ indebtedness under the Amended Term Loan Agreement, and effectively subordinated to any future secured indebtedness of California Lyon and the guarantors that is secured on a first-lien basis, to the extent of the value of the assets securing that indebtedness.

Cash interest of 8% on the outstanding principal amount of the Notes, or $6 million per year, is due in semi-annual installments in arrears on June 15 and December 15 of each year. The remaining interest of 4% on the outstanding principal amount of the Notes is payable in kind semi-annually in arrears by increasing the principal amount of the Notes. The Notes are redeemable at the option of California Lyon at any time, in whole or in part, at a redemption price equal to 100% of the principal amount redeemed, plus accrued and unpaid interest, if any. All guarantees of the Notes are full and unconditional and all guarantees are joint and several. There are no significant restrictions under the indenture governing the Notes, on the ability of the Company or any guarantor to obtain funds from subsidiaries by dividend or loan.

The Indenture contains covenants that limit the ability of the Company and its restricted subsidiaries to, among other things: (i) incur certain additional indebtedness; (ii) pay dividends or make other distributions or repurchase stock; (iii) make investments; (iv) sell assets; (v) incur liens; (vi) enter into agreements restricting the ability of the Company’s restricted subsidiaries (other than California Lyon) to pay dividends; (vii) enter into transactions with affiliates; and (viii) consolidate, merge or sell all or substantially all of the Company’s and California Lyon’s assets. These covenants are subject to a number of important exceptions and qualifications as described in the Indenture. In addition, there is no pre-payment penalty associated with the Notes.

Senior Notes

On December 31, 2011, the Senior Notes had the following principal amounts outstanding (in thousands):

December 31, 2011
7 5/8% Senior Notes due December 15, 2012	$66,704
10 3/4% Senior Notes due April 1, 2013	138,912
7 1/2% Senior Notes due February 15, 2014	77,867

$283,483

7 5/8% Senior Notes

On November 22, 2004, California Lyon issued $150.0 million principal amount of the 7 5/8% Senior Notes. Of the initial $150.0 million, $66.7 million in aggregate principal amount remained outstanding as of December 31, 2011.

10 3/4% Senior Notes

On March 17, 2003, California Lyon issued $250.0 million of the 10 3/4% Senior Notes at a price of 98.493% to the public, resulting in net proceeds to the Company of approximately $246.2 million. The redemption price reflected a discount to yield 11% under the effective interest method, and the notes have been reflected net of the unamortized discount in the consolidated balance sheet. Of the initial $250.0 million, $138.9 million aggregate principal amount remained outstanding as of December 31, 2011.

10 3/4% Senior Notes Indenture Interest Payment Default

On October 31, 2011, California Lyon did not make the scheduled interest payment on the 10 3/4% Senior Notes within the 30-day grace period specified in the 10 3/4% Senior Notes Indenture, resulting in an event of default under the 10 3/4% Senior Notes Indenture, and a cross-default under the Term Loan Agreement. In the event that Holders of the 10 3/4% Senior Notes exercised their right to accelerate the 10 3/4 % Senior Notes, a cross-default under the other Prepetition Indentures would have resulted. Since the Company was in negotiations with certain holders of the Senior Notes to reorganize and restructure the debt of the Company, the holders did not exercise their right to accelerate the 10 3/4% Senior Notes.

7 1/2% Senior Notes

On February 6, 2004, California Lyon issued $150.0 million principal amount of the 7 1/2% Senior Notes, resulting in net proceeds to the Company of approximately $147.6 million. Of the initial $150.0 million, $77.9 million aggregate principal amount remained outstanding as of December 31, 2011.

General Terms of the Senior Notes

The Senior Notes were senior unsecured obligations of California Lyon and were unconditionally guaranteed on a senior unsecured basis by the Company, and by all of the Company’s existing and certain of its future restricted subsidiaries. The Senior Notes and the guarantees ranked senior to all of the Company’s and the guarantors’ debt that was expressly subordinated to the Senior Notes and the guarantees, but were effectively subordinated to all of the Company’s and the guarantors’ senior secured indebtedness to the extent of the value of the assets securing that indebtedness.

The Senior Notes Indentures contained covenants that limited the ability of the Company and its restricted subsidiaries to, among other things: (i) incur additional indebtedness; (ii) pay dividends or make other distributions or repurchase stock; (iii) make investments; (iv) sell assets; (v) incur liens; (vi) enter into agreements restricting the ability of the Company’s restricted subsidiaries (other than California Lyon) to pay dividends; (vii) enter into transactions with affiliates; and (viii) consolidate, merge or sell all or substantially all of the Company’s and California Lyon’s assets. These covenants were subject to a number of important exceptions and qualifications as described in the Senior Notes Indentures.

In conjunction with the Plan, the Company and certain of its subsidiaries consummated the principal transactions contemplated by the Plan, including the issuance of 44,793,255 shares of new Class A Common Stock, $0.01 par value per share, or Class A Common Stock, and $75 million aggregate principal amount of 12% Senior Subordinated Secured Notes due 2017, in exchange for the outstanding principal due on the outstanding 7 5/8% Senior Notes due 2012, 10  1/4% Senior Notes due 2013 and 7  1/2% Senior Notes due 2014.

Notes Payable

Construction Notes Payable

At December 31, 2011, the Company had two construction notes payable totaling $16.0 million. One of the notes totaling $9.0 million matured in January 2012, with interest at rates based on either LIBOR or prime with an interest rate floor of 6.5%. However, in conjunction with the Plan, the construction note payable was renegotiated to mature January 2013 with an option to extend for one year to December 2013. Interest on the note is paid monthly at a rate based on LIBOR or prime, with a floor of 5.5%, and the principal is repaid ratably in quarterly installments, beginning March 31, 2012 and continuing through maturity. As of June 30, 2012, the outstanding principal balance was $6.8 million.

The other construction note had a remaining balance at December 31, 2011 of $7.0 million, and was not renegotiated in conjunction with the Plan. The note will mature in May 2015. The loan requires monthly interest payments at a fixed rate of 10.0%, with quarterly principal payments of $500,000. During 2011, the Company paid $2.0 million in principal towards this loan. As of June 30, 2012, the outstanding principal balance was $5.8 million.

Land Acquisition Note Payable

In October 2011, the Company secured an acquisition note payable in conjunction with the acquisition of a parcel of land in Northern California. The acquisition price of the land was $56.0 million, and the loan was for $55.0 million. The note was scheduled to mature in October 2012, and carried an interest rate of 1.5% per month, which was paid monthly on the loan. As part of the Company’s adoption of ASC 852, Reorganizations, the loan was valued at $56.3 million as of February 24, 2012, the confirmation date of the plan. In May 2012, the Company sold the parcel of land and repaid the note in full recognizing a gain on extinguishment of debt of $1.0 million, net of amortization expense of $0.3 million. The gain on extinguishment of debt is included in other income, net in the condensed consolidated statements of operations for the period from February 25, 2012, through June 30, 2012 and the three months ended June 30, 2012.

Seller Financing

At December 31, 2011, the Company had $3.0 million of notes payable outstanding related to a land acquisition for which seller financing was provided. The note bore interest at 7% and matured in March 2012. In March 2012, the seller note was paid in full.

GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS

The following condensed consolidating financial information includes:

(1) Condensed consolidating balance sheets as of June 30, 2012 and December 31, 2011; condensed consolidating statements of operations for the three months ended June 30, 2012 and 2011, the period from February 25, 2012 through June 30, 2012, the period from January 1, 2012 through February 24, 2012, and the six months ended June 30, 2011; and condensed consolidating statements of cash flows for the period from February 25, 2012 through June 30, 2012, the period from January 1, 2012 through February 24, 2012, and the six months ended June 30, 2011, of (a) William Lyon Homes, as the parent, or “Delaware Lyon”, (b) William Lyon Homes, Inc., as the subsidiary issuer, or “California Lyon”, (c) the guarantor subsidiaries, (d) the non-guarantor subsidiaries and (e) William Lyon Homes, Inc. on a consolidated basis; and

(2) Elimination entries necessary to consolidate William Lyon Homes., as the parent, with William Lyon Homes, Inc. and its guarantor and non-guarantor subsidiaries.

William Lyon Homes owns 100% of all of its guarantor subsidiaries. As a result, in accordance with Rule 3-10 (d) of Regulation S-X promulgated by the SEC, no separate financial statements are required for these subsidiaries as of June 30, 2012.

CONDENSED CONSOLIDATING BALANCE SHEET

(Unaudited)

June 30, 2012

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
ASSETS
Cash and cash equivalents	$—	$65,484	$74	$4,359	$—	$69,917
Restricted cash	—	887	—	—	—	887
Receivables	—	9,095	300	3,218	—	12,613
Real estate inventories
Owned	—	302,534	—	72,925	—	375,459
Not owned	—	44,908	—	—	—	44,908
Deferred loan costs	—	2,206	—	—	—	2,206
Goodwill	—	14,209	—	—	—	14,209
Intangibles	—	6,076	—	—	—	6,076
Other assets	—	6,733	150	296	—	7,179
Investments in subsidiaries	46,713	(62,050)	—	—	15,337	—
Intercompany receivables	—	—	205,143	19,391	(224,534)	—

	$46,713	$390,082	$205,667	$100,189	$(209,197)	$533,454

LIABILITIES AND EQUITY (DEFICIT)
Accounts payable	$—	$11,270	$30	$1,311	$—	$12,611
Accrued expenses	—	32,165	199	1,754	—	34,118
Liabilities from inventories not owned	—	44,908	—	—	—	44,908
Notes payable	—	(179)	—	12,749	—	12,570
Senior Secured Term Loan	—	235,000	—	—	—	235,000
Senior Subordinated Secured Notes	—	75,916	—	—	—	75,916
Intercompany payables	—	92,910	—	131,624	(224,534)	—

Total liabilities	—	491,990	229	147,438	(224,534)	415,123
Redeemable convertible preferred stock		56,817				56,817
Equity (deficit)
Stockholders’ equity (deficit)	46,713	(158,725)	205,438	(62,050)	15,337	46,713
Noncontrolling interest	—	—	—	14,801	—	14,801

	$46,713	$390,082	$205,667	$100,189	$(209,197)	$533,454

CONDENSED CONSOLIDATING BALANCE SHEET

(DEBTOR-IN-POSSESSION)

December 31, 2011

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
ASSETS
Cash and cash equivalents	$—	$14,333	$47	$5,681	$—	$20,061
Restricted cash	—	852	—	—	—	852
Receivables	—	9,897	310	3,525	—	13,732
Real estate inventories
Owned	—	278,939	—	119,595	—	398,534
Not owned	—	47,408	—	—	—	47,408
Deferred loan costs	—	8,810	—	—	—	8,810
Other assets	—	6,671	159	724	—	7,554
Investments in subsidiaries	(179,516)	(85,714)	—	—	265,230	—
Intercompany receivables	—	—	203,517	12	(203,529)	—

	$(179,516)	$281,196	$204,033	$129,537	$61,701	$496,951

LIABILITIES AND EQUITY (DEFICIT)
Liabilities not subject to compromise
Accounts payable	$—	$1,436	$—	$—	$—	$1,436
Accrued expenses	—	2,082	—	—	—	2,082
Liabilities from inventories not owned	—	47,408	—	—	—	47,408
Notes payable	—	3,010	—	70,999	—	74,009
Senior Secured Term Loan	—	206,000	—	—	—	206,000
Intercompany payables	—	71,459	—	132,070	(203,529)	—

	—	331,395	—	203,069	(203,529)	330,935
Liabilities subject to compromise
Accounts payable		2,560	$38	$1,348		3,946
Accrued expenses		47,051	218	1,188		48,457
7 5/8% Senior Notes	—	66,704	—	—	—	66,704
10 3/4% Senior Notes	—	138,912	—	—	—	138,912
7 1/2% Senior Notes	—	77,867	—	—	—	77,867

	—	333,094	256	2,536	—	335,886

Total liabilities	—	664,489	256	205,605	(203,529)	666,821
Equity (deficit)
Stockholders’ equity (deficit)	(179,516)	(383,293)	203,777	(85,714)	265,230	(179,516)
Noncontrolling interest	—	—	—	9,646	—	9,646

	$(179,516)	$281,196	$204,033	$129,537	$61,701	$496,951

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(Unaudited)

Three Months Ended June 30, 2012 (Successor)

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$33,240	$17,688	$94,123	$—	$145,051
Construction services	—	6,233	—	—	—	6,233
Management fees	—	191	—	—	(191)	—

	—	39,664	17,688	94,123	(191)	151,284

	—
Operating costs
Cost of sales	—	(28,449)	(15,449)	(87,565)	191	(131,272)
Construction services	—	(5,755)	—	—	—	(5,755)
Sales and marketing	—	(2,488)	(826)	(256)	—	(3,570)
General and administrative	—	(8,179)	(83)	(2)	—	(8,264)
Other	—	(622)	(1)	(235)	—	(858)

	—	(45,493)	(16,359)	(88,058)	191	(149,719)

Loss from subsidiaries	(1,800)	7,466	—	—	(5,666)	—

Operating income (loss)	(1,800)	1,637	1,329	6,065	(5,666)	1,565
Interest expense, net of amounts capitalized	—	(2,970)	—	(152)		(3,122)
Other income, net	—	342	20	967	—	1,329

Loss before reorganization items and provision for income taxes	(1,800)	(991)	1,349	6,880	(5,666)	(228)
Reorganization items	—	(829)	—	—	—	(829)

Loss before provision for income taxes	(1,800)	(1,820)	1,349	6,880	(5,666)	(1,057)
Provision for income taxes	—	—	—	—	—	—

Net (loss) income	(1,800)	(1,820)	1,349	6,880	(5,666)	(1,057)
Less: Net income attributable to noncontrolling interest	—	—	—	(743)	—	(743)

Net (loss) income attributable to William Lyon Homes	(1,800)	(1,820)	1,349	6,137	(5,666)	(1,800)

Preferred stock dividends	(751)	—	—	—	—	(751)

Net (loss) income available to common stockholders	$(2,551)	$(1,820)	$1,349	$6,137	$(5,666)	$(2,551)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(Unaudited)

Three Months Ended June 30, 2011 (Predecessor)

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Home sales	$—	$51,222	$4,382	$2,191	$—	$57,795
Construction services	—	5,326	—	—	—	5,326
Management fees	—	100	—	—	(100)	—

	—	56,648	4,382	2,191	(100)	63,121

Operating Costs
Cost of sales — homes	—	(45,251)	(4,078)	(1,892)	100	(51,121)
Construction services	—	(4,990)	—	—	—	(4,990)
Sales and marketing	—	(4,435)	(343)	(229)	—	(5,007)
General and administrative	—	(5,566)	(79)	—	—	(5,645)
Other	—	(426)	—	(213)	—	(639)

	—	(60,668)	(4,500)	(2,334)	100	(67,402)

Equity in income of unconsolidated joint ventures	—	3,469	—	—	—	3,469
Loss from subsidiaries	(11,171)	(596)	—	—	11,767	—

Operating income (loss)	(11,171)	(1,147)	(118)	(143)	11,767	(812)
Interest expense, net of amounts capitalized	—	(4,944)	—	(253)	—	(5,197)
Other income (expense), net	—	124	(41)	(6)	—	77

Loss before reorganization items and provision for income taxes	(11,171)	(5,967)	(159)	(402)	11,767	(5,932)
Reorganization items	—	(5,153)	—	—	—	(5,153)

Loss before provision for income taxes	(11,171)	(11,120)	(159)	(402)	11,767	(11,085)
Provision for income taxes	—	(10)	—	—	—	(10)

Net (loss) income	(11,171)	(11,130)	(159)	(402)	11,767	(11,095)
Less: Net income attributable to noncontrolling interest	—	—	—	(76)	—	(76)

Net (loss) income attributable to William Lyon Homes	$(11,171)	$(11,130)	$(159)	$(478)	$11,767	$(11,171)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(Unaudited)

Period from February 25, 2012 through

June 30, 2012 (Successor)

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$43,151	$21,476	$95,533	$—	$160,160
Construction services	—	9,428	—	—	—	9,428
Management fees	—	256	—	—	(256)	—

	—	52,835	21,476	95,533	(256)	169,588

Operating costs
Cost of sales	—	(36,957)	(18,826)	(88,808)	256	(144,335)
Construction services	—	(8,651)	—	—	—	(8,651)
Sales and marketing	—	(3,274)	(1,036)	(353)	—	(4,663)
General and administrative	—	(11,761)	(116)	(2)	—	(11,879)
Other	—	(1,125)	(1)	(331)	—	(1,457)

	—	(61,768)	(19,979)	(89,494)	256	(170,985)

Loss from subsidiaries	(6,859)	7,468	—	—	(609)	—

Operating income (loss)	(6,859)	(1,465)	1,497	6,039	(609)	(1,397)
Interest expense, net of amounts capitalized	—	(4,620)	—	(216)	—	(4,836)
Other income, net	—	402	8	966	—	1,376

Loss before reorganization items and provision for income taxes	(6,859)	(5,683)	1,505	6,789	(609)	(4,857)
Reorganization items	—	(1,183)	1	—	—	(1,182)

Loss before provision for income taxes	(6,859)	(6,866)	1,506	6,789	(609)	(6,039)
Provision for income taxes	—	—	—	—	—	—

Net (loss) income	(6,859)	(6,866)	1,506	6,789	(609)	(6,039)
Less: Net income attributable to noncontrolling interest	—	—	—	(820)	—	(820)

Net (loss) income attributable to William Lyon Homes	(6,859)	(6,866)	1,506	5,969	(609)	(6,859)

Preferred stock dividends	(1,043)	—	—	—	—	(1,043)

Net (loss) income available to common stockholders	$(7,902)	$(6,866)	$1,506	$5,969	$(609)	$(7,902)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(Unaudited)

Period from January 1, 2012 through

February 24, 2012 (Predecessor)

(in thousands)

	Unconsolidated				Eliminating Entries	Consolidated Company
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Operating revenue
Home sales	$—	$10,024	$4,316	$2,347	$—	$16,687
Construction services	—	8,883	—	—	—	8,883
Management fees	—	110	—	—	(110)	—

	—	19,017	4,316	2,347	(110)	25,570

Operating costs
Cost of sales — homes	—	(8,819)	(3,820)	(2,069)	110	(14,598)
Construction services	—	(8,223)	—	—	—	(8,223)
Sales and marketing	—	(1,496)	(260)	(188)	—	(1,944)
General and administrative	—	(3,246)	(56)	—	—	(3,302)
Other	—	(16)	—	(171)	—	(187)

	—	(21,800)	(4,136)	(2,428)	110	(28,254)

Gain from subsidiaries	228,383	11,536	—	—	(239,919)	—

Operating income (loss)	228,383	8,753	180	(81)	(239,919)	(2,684)
Interest expense, net of amounts capitalized	—	(2,407)	—	(100)	—	(2,507)
Other income (expense), net	—	266	(25)	(11)	—	230

Loss before reorganization items and provision for income taxes	228,383	6,612	155	(192)	(239,919)	(4,961)
Reorganization items	—	221,796	(1)	11,663	—	233,458

Loss before provision for income taxes	228,383	228,408	154	11,471	(239,919)	228,497
Provision for income taxes	—	—	—	—	—	—

Net (loss) income	228,383	228,408	154	11,471	(239,919)	228,497
Less: Net income attributable to noncontrolling interest	—	—	—	(114)	—	(114)

Net (loss) income attributable to William Lyon Homes	$228,383	$228,408	$154	$11,357	$(239,919)	$228,383

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(Unaudited)

Six Months Ended June 30, 2011 (Predecessor)

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Home sales	$—	$82,913	$7,835	$3,621	$—	$94,369
Construction services	—	7,552	—	—	—	7,552
Management fees	—	165	—	—	(165)	—

	—	90,630	7,835	3,621	(165)	101,921

Operating costs
Cost of sales — homes	—	(72,827)	(7,257)	(3,087)	165	(83,006)
Construction services	—	(6,827)	—	—	—	(6,827)
Sales and marketing	—	(7,997)	(610)	(489)	—	(9,096)
General and administrative	—	(11,769)	(152)	(1)	—	(11,922)
Other	—	(814)	—	(387)	—	(1,201)

	—	(100,234)	(8,019)	(3,964)	165	(112,052)

Equity in income of unconsolidated joint ventures	—	3,676	—	—	—	3,676
Loss from subsidiaries	(22,396)	(1,193)	—	—	23,589	—

Operating income (loss)	(22,396)	(7,121)	(184)	(343)	23,589	(6,455)
Interest expense, net of amounts capitalized	—	(9,456)	—	(519)	—	(9,975)
Other income (expense), net	—	356	(89)	(23)	—	244

Loss before reorganization items and provision for income taxes	(22,396)	(16,221)	(273)	(885)	23,589	(16,186)
Reorganization items	—	(6,076)	—	—	—	(6,076)

Loss before provision for income taxes	(22,396)	(22,297)	(273)	(885)	23,589	(22,262)
Provision for income taxes	—	(10)	—	—	—	(10)

Net (loss) income	(22,396)	(22,307)	(273)	(885)	23,589	(22,272)
Less: Net income attributable to noncontrolling interest	—	—	—	(124)	—	(124)

Net (loss) income attributable to William Lyon Homes	$(22,396)	$(22,307)	$(273)	$(1,009)	$23,589	$(22,396)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(Unaudited)

Period from February 25, 2012 through

June 30, 2012 (Successor)

(in thousands)

	Unconsolidated				Eliminating Entries	Consolidated Company
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Operating activities
Net (loss) income	$(6,859)	$(6,866)	$1,506	$6,789	$(609)	$(6,039)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	3,733	6	—	—	3,739
Gain on extinguishment of debt	—	—	—	(975)	—	(975)
Equity in loss of subsidiaries	6,859	(7,468)	—	—	609	—
Net changes in operating assets and liabilities:
Restricted cash	—	(35)	—	—	—	(35)
Receivables	—	(1,116)	2	296	—	(818)
Real estate inventories — owned	—	(16,952)	—	60,456	—	43,504
Real estate inventories — not owned	—	1,250	—	—	—	1,250
Other assets	—	(328)	6	—	—	(322)
Accounts payable	—	3,130	(22)	(497)	—	2,611
Accrued expenses	—	2,369	(18)	998	—	3,349
Liability from real estate inventories not owned	—	(1,250)	—	—	—	(1,250)

Net cash (used in) provided by operating activities	—	(23,533)	1,480	67,067	—	45,014

Investing activities
Purchases of property and equipment	—	(22)	(6)	6	—	(22)
Investments in subsidiaries	—	(4,843)	—	—	4,843	—

Net cash (used in) provided by investing activities	—	(4,865)	(6)	6	4,843	(22)

Financing activities
Payment of preferred stock dividends	—	(540)	—	—	—	(540)
Principal payments on notes payable	—	(4,173)	—	(56,775)	—	(60,948)
Noncontrolling interest contributions (distributions), net	—	—	—	5,881	—	5,881
Advances to affiliates	—	—	1	(3,304)	3,303	—
Intercompany receivables/payables	—	22,437	(1,453)	(12,838)	(8,146)	—

Net cash (used in) provided by financing activities	—	17,724	(1,452)	(67,036)	(4,843)	(55,607)

Net (decrease) increase in cash and cash equivalents	—	(10,674)	22	37	—	(10,615)
Cash and cash equivalents at beginning of period	—	76,158	52	4,322	—	80,532

Cash and cash equivalents at end of period	$—	$65,484	$74	$4,359	$—	$69,917

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(Unaudited)

Period from January 1, 2012 through

February 24, 2012 (Predecessor)

(in thousands)

	Unconsolidated				Eliminating Entries	Consolidated Company
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Operating activities
Net (loss) income	$228,383	$228,408	$154	$11,471	$(239,919)	$228,497
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	583	3	—	—	586
Reorganization items:
Cancellation of debt	—	(298,831)	—	—	—	(298,831)
Plan implementation and fresh start adjustments	—	62,553	—	(13,251)	—	49,302
Writeoff of deferred loan costs	—	8,258	—	—	—	8,258
Equity in loss of subsidiaries	(228,383)	(11,536)	—	—	239,919	—
Net changes in operating assets and liabilities:
Receivables	—	922	8	11	—	941
Real estate inventories — owned	—	(4,924)	—	(2,123)	—	(7,047)
Real estate inventories — not owned	—	1,250	—	—	—	1,250
Other assets	—	203	3	—	—	206
Accounts payable	—	4,144	14	460	—	4,618
Accrued expenses	—	(3,418)	(1)	(432)	—	(3,851)
Liability from real estate inventories not owned	—	(1,250)	—	—	—	(1,250)

Net cash (used in) provided by operating activities	—	(13,638)	181	(3,864)	—	(17,321)

Investing activities
Purchases of property and equipment	—	(419)	(3)	422	—	—
Investments in subsidiaries	—	183	—	—	(183)	—

Net cash (used in) provided by investing activities	—	(236)	(3)	422	(183)	—

Financing activities
Principal payments on notes payable	—	(116)	—	(500)	—	(616)
Proceeds from reorganization	—	30,971	—	—	—	30,971
Proceeds from issuance of preferred stock	—	50,000	—	—	—	50,000
Proceeds from debtor in possession financing	—	5,000	—	—	—	5,000
Principal payment of debtor in possession financing	—	(5,000)	—	—	—	(5,000)
Payment for deferred loan costs	—	(2,491)	—	—	—	(2,491)
Noncontrolling interest (distributions) contributions, net	—	—	—	(72)	—	(72)
Advances to affiliates	—	—	—	(4)	4	—
Intercompany receivables/payables	—	(2,665)	(173)	2,659	179	—

Net cash provided by (used in) financing activities	—	75,699	(173)	2,083	183	77,792

Net increase (decrease) in cash and cash equivalents	—	61,825	5	(1,359)	—	60,471
Cash and cash equivalents at beginning of period	—	14,333	47	5,681	—	20,061

Cash and cash equivalents at end of period	$—	$76,158	$52	$4,322	$—	$80,532

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(Unaudited)

Six Months Ended June 30, 2011 (Predecessor)

(in thousands)

	Unconsolidated				Eliminating Entries	Consolidated Company
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Operating activities
Net (loss) income	$(22,396)	$(22,307)	$(273)	$(885)	$23,589	$(22,272)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	118	26	—	—	144
Equity in income of unconsolidated joint ventures	—	(3,676)	—	—	—	(3,676)
Equity in loss of subsidiaries	22,396	1,193	—	—	(23,589)	—
Net changes in operating assets and liabilities:
Restricted cash	—	139	—	—	—	139
Receivables	—	1,066	4	(392)	—	678
Real estate inventories — owned	—	99,288	—	(102,978)	—	(3,690)
Other assets	—	(3,113)	8	(2)	—	(3,107)
Accounts payable	—	4,631	47	362	—	5,040
Accrued expenses	—	(5,858)	6	362	—	(5,490)

Net cash (used in) provided by operating activities	—	71,481	(182)	(103,533)	—	(32,234)

Investing activities
Investment in and advances to unconsolidated joint ventures	—	1,165	—	—	—	1,165
Purchases of property and equipment	—	691	(26)	(668)	—	(3)
Investments in subsidiaries	—	29,157	—	—	(29,157)	—

Net cash (used in) provided by investing activities	—	31,013	(26)	(668)	(29,157)	1,162

Financing activities
Principal payments on notes payable	—	(25,099)	—	19,899	—	(5,200)
Payment for deferred loan costs	—	1,785	—	—	—	1,785
Noncontrolling interest (distributions) contributions, net	—	—	—	(2,209)	—	(2,209)
Advances to affiliates	—	—	(2)	(29,341)	29,343	—
Intercompany receivables/payables	—	(118,076)	180	118,082	(186)	—

Net cash (used in) provided by financing activities	—	(141,390)	178	106,431	29,157	(5,624)

Net (decrease) increase in cash and cash equivalents	—	(38,896)	(30)	2,230	—	(36,696)
Cash and cash equivalents at beginning of period	—	69,499	131	1,656	—	71,286

Cash and cash equivalents at end of period	$—	$30,603	$101	$3,886	$—	$34,590

Note 11 — Fair Value of Financial Instruments

In accordance with FASB ASC Topic 820 Fair Value Measurements and Disclosure, the Company is required to disclose the estimated fair value of financial instruments. As of June 30, 2012 and December 31, 2011, the Company used the following assumptions to estimate the fair value of each type of financial instrument for which it is practicable to estimate:

•	Cash and Cash Equivalents — The carrying amount is a reasonable estimate of fair value. The Company’s cash balances primarily consist of short-term liquid investments and demand deposits.

•	Notes Payable — The carrying value was adjusted to fair value based on the fresh start accounting adjustments

•	Senior Secured Term Loan — The carrying value was adjusted to fair value based on the fresh start accounting adjustments

•	Senior Subordinated Secured Note — The carrying value was adjusted to fair value based on the fresh start accounting adjustments

The estimated fair values of financial instruments are as follows (in thousands):

	June 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$69,917	$69,917	$20,061	$20,061
Financial liabilities:
Notes payable	$12,570	$12,570	$74,009	$74,009
Senior Secured Term Loan due 2015	$235,000	$235,000	$206,000	$235,000
Senior Subordinated Secured Note due 2017	$75,916	$75,916	$—	$—
7 5/8% Senior Notes due 2012	$—	$—	$66,704	$20,469
10 3/4% Senior Notes due 2013	$—	$—	$138,912	$40,614
7 1/2% Senior Notes due 2014	$—	$—	$77,867	$21,742

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

Note 12 — Related Party Transactions

For the three months ended June 30, 2012, the period from January 1, 2012 through February 24, 2012, and the period from February 25, 2012 through June 30, 2012, the Company incurred reimbursable on-site labor costs of $159,000, $27,000 and $177,000, respectively, and for the three and six months ended June 30, 2011, the Company incurred reimbursable on-site labor costs of $45,000 and $90,000, respectively, for providing customer service to real estate projects developed by entities controlled by William Lyon and William H. Lyon. At June 30, 2012 and December 31, 2011, $137,000 and $30,000, respectively, was due to the Company for reimbursable on-site labor costs.

Effective April 1, 2011 upon approval by the Company’s board of directors at that time, the Company and an entity controlled by General William Lyon and William H. Lyon entered into a Human Resources and Payroll Services contract to provide that the affiliate will pay the Company a base monthly fee of $21,335 and a variable monthly fee equal to $23 multiplied by the number of active employees employed by such entity (which will initially result in a variable monthly fee of approximately $8,000). The amended contract also provides that the Company will be reimbursed by such affiliate for a pro rata share of any bonuses paid to the Company’s Human Resources staff (other than any bonus paid to the Vice President of Human Resources). The Company believes that the compensation being paid to it for the services provided to the affiliate is at a market rate of compensation, and that as a result of the fees that are paid to the Company under this contract, the overall cost to the Company of its Human Resources department will be reduced. The Company earned fees of $86,000, $52,000 and $121,000, respectively, during the three months ended June 30, 2012, the period from January 1, 2012 through February 24, 2012, and the period from February 25, 2012 through June 30, 2012, respectively, and fees of $91,000 and $182,000, respectively, during the three and six months ended June 30, 2011, related to this agreement.

On September 3, 2009, Presley CMR, Inc., a California corporation (“Presley CMR”) and wholly owned subsidiary of California Lyon, entered into an Aircraft Purchase and Sale Agreement (“PSA”) with an affiliate of General William Lyon to sell the aircraft described above. The PSA provided for an aggregate purchase price for the Aircraft of $8.3 million, (which value was the appraised fair market value of the Aircraft), which consisted of: (i) cash in the amount of $2.1 million to be paid at closing and (ii) a promissory note from the affiliate in the amount of $6.2 million. The note is secured by the Aircraft. As part of the Company’s fresh start accounting, the note was adjusted to its fair value of $5.2 million. The discount on the fresh start adjustment is amortized over the remaining life of the note. The Company receives semiannual interest payments of approximately $132,000 in March and September, the most recent payment was received in March 2012. The note is due in September 2016.

For the three months ended June 30, 2012, the period from January 1, 2012 through February 24, 2012, and the period from February 25, 2012 through June 30, 2012, the Company incurred reimbursable on-site labor costs of $197,000, $118,000 and $275,000, respectively, and for the three and six months ended June 30, 2011, the Company incurred reimbursable on-site labor costs of $197,000 and $395,000, respectively, related to rent on its corporate office, from a trust of which William H. Lyon is the sole beneficiary. The Company is considering its options in light of current usage and market conditions.

Note 13 — Income Taxes

Income taxes are accounted for under the provisions of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which are now codified as FASB ASC Topic 740, Income Taxes. Income taxes are accounted for using an asset and liability approach. Deferred income taxes reflect the net effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating loss and tax credit carryforwards measured by applying currently enacted tax laws. A valuation allowance is provided to reduce net deferred tax assets to an amount that it more likely than not to be realized. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be considered “more-likely-than-not” to be sustained upon examination by taxing authorities. The Company has taken positions in certain taxing jurisdictions for which it is more likely than not that previously unrecognized tax benefits will be recognized. In addition, the Company has elected to recognize interest and penalties related to uncertain tax positions in the income tax provision.

Since inception, the Company has operated solely within the United States.

On December 19, 2011, Parent and certain of its subsidiaries filed voluntary petitions under Chapter 11 of Title 11 of the United States Code, as amended, in the U.S. Bankruptcy Court for the District of Delaware to seek approval of the Prepackaged Joint Plan of Reorganization (The Plan). On February 10, 2012, the Bankruptcy Court confirmed the Plan. On February 25, 2012, Parent and certain of its subsidiaries consummated the principal transactions contemplated by the Plan and emerged from the bankruptcy proceeding.

As of December 31, 2011, the Company had gross federal and state net operating loss carryforwards totaling approximately $177.3 million and $440.4 million, respectively. Federal net operating loss carryforwards begin to expire in 2028; state net operating loss carryforwards begin to expire in 2013.

The plan resulted in the issuance of 44,793,255 shares of Parent’s new Class A Common Stock, $0.01 par value per share and a $75 million principal amount 12% Senior Subordinated Secured Note due 2017, issued by California Lyon, in exchange for the claims held by the holders of the formerly outstanding notes of California Lyon. Pursuant to various provisions contained in IRC Section 108(e), these transactions resulted in Cancellation of Debt (COD) income for income tax purposes of approximately $200 million. IRC Section 108(a)(1)(A) provides that COD income is excluded from gross income when the discharge occurs in a title 11 case under the jurisdiction of the bankruptcy court. However, pursuant to IRC Section 108(b)(1), if COD income is excluded due to the application of the bankruptcy exception, the amount of excluded COD income must generally be applied to reduce certain tax attributes of the debtor. In general, such attributes would normally be reduced in the following order: (1) net operating losses (current and carryforward); (2) general business tax credits; (3) minimum tax credits; (4) capital loss carryovers; (5) tax basis of the taxpayer’s assets; (6) passive activity losses & credit carryovers; and (7) foreign tax credit carryovers. Under IRC Section 108(b)(4)(a), the tax attribute reduction generally occurs after determining the taxpayer’s income tax liability for the year of the debt discharge. The Company believes that the consolidated NOLs of California Lyon will be the only tax attribute of the consolidated group which will be reduced in connection with the exclusion of the COD income. The Company also believes that the NOLs of California Lyon will fully absorb the COD income.

In connection with the Company’s emergence from the Chapter 11 bankruptcy proceedings, it experienced an “ownership change” as defined in Section 382 of the Internal Revenue Code as of February 25, 2012. Section 382 of the Internal Revenue Code contains rules that limit the ability of a company that undergoes an “ownership change” to utilize its net operating loss carryforwards and certain built-in losses or deductions recognized during the five-year period after the ownership change. The Company is able to retain a portion of its U.S. federal and state net operating loss and tax credit carryforwards, or the “Tax Attributes”, in connection with the ownership change. However, Internal Revenue Code, or the IRC, Sections 382 and 383 provide an annual limitation with respect to the ability of a corporation to utilize its Tax Attributes against future U.S. taxable income in the event of a change in ownership. In the Company’s situation, the limitation under the IRC will generally be based on the value of its equity (for purposes of the applicable tax rules) on or immediately following the time of emergence. The Company’s annual Section 382 limitation is approximately $4.0 million. As a result, the Company’s future U.S. taxable income may not be fully offset by the tax attributes if such income exceeds its annual limitation, and the Company may incur a tax liability with respect to such income. In addition, subsequent changes in ownership for purposes of the IRC could further diminish the Company’s ability to utilize Tax Attributes.

At June 30, 2012, the Company had federal and state net operating loss (NOL) carryforwards of approximately $210 million and approximately $470 million, respectively. Federal net operating loss carryforwards begin to expire in 2028; state net operating loss carry forwards begin to expire in 2013. These NOL carryforwards will be subject to reduction by the excluded COD income of approximately $200 million. As of June 30, 2012, the Company had unused recognized built-in losses (“RBIL) of approximately $8.0 million, subject to the annual Section 382 limitation amount of approximately $4.0 million and carryforward limitation rules similar to the Company’s NOL carryforwards. The Company’s remaining net unrealized built-in loss (“NUBIL”) totals approximately $245 million that, if recognized before February 24, 2017, would also be subject to the annual Section 382 limitation amount of approximately $4.0 million. The remaining NUBIL was computed by subtracting out the initial total NUBIL for the assets which were sold at a loss during the recognition period from the initial total cumulative NUBIL on the ownership change date. In addition, the Company has alternative minimum tax credit carryforwards of approximately $3.0 million which do not expire.

During the three and six months ended June 30, 2012, the Company recorded no tax expense, leading to an effective tax rate of 0% for each of those periods. The primary driver of the effective tax rate was the valuation allowance, discussed in detail below.

In assessing the benefits of the deferred tax assets, management considers whether it is “more likely than not” that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers taxable income in carry back years, the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. As of June 30, 2012, due to uncertainties surrounding the realization of the cumulative federal and state deferred tax assets, the Company has a full valuation allowance against the deferred tax assets. The valuation allowance as of June 30, 2012 and December 31, 2011, is $222.6 million and $202.3 million, respectively.

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”) which is now codified as FASB ASC Topic 740, Income Taxes. FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be considered “more-likely-than-not” to be sustained upon examination by taxing authorities. The Company has taken positions in certain taxing jurisdictions for which it is more likely than not that previously unrecognized tax benefits will be recognized. The Company records interest and penalties related to uncertain tax positions as a component of the provision for income taxes. At December 31, 2011 and June 30, 2012, the Company has no unrecognized tax benefits.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is subject to U.S. federal income tax examination for calendar tax years ending 2008 through 2011. The Company is subject to various state income tax examinations for calendar tax years ending 2007 through 2011.

Note 14 — Commitments and Contingencies

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

As of June 30, 2012, the Company had $0.9 million in deposits as collateral for outstanding irrevocable standby letters of credit to guarantee the Company’s financial obligations under certain contractual arrangements in the normal course of business. The standby letters of credit were secured by cash as reflected as restricted cash on the accompanying consolidated balance sheet. The beneficiary may draw upon these letters of credit in the event of a contractual default by the Company relating to each respective obligation. These letters of credit generally have a stated term of 12 months and have varying maturities throughout 2012, at which time the Company may be required to renew to coincide with the term of the respective arrangement.

The Company also had outstanding performance and surety bonds of $57.0 million at June 30, 2012 related principally to its obligations for site improvements at various projects. The Company does not believe that draws upon these bonds, if any, will have a material effect on the Company’s financial position, results of operations or cash flows.

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

See Note 10 for additional information relating to the Company’s guarantee arrangements.

Land Banking Arrangements

The Company enters into purchase agreements with various land sellers. As a method of acquiring land in staged takedowns, thereby minimizing the use of funds from the Company’s available cash or other corporate financing sources and limiting the Company’s risk, the Company transfers the Company’s right in such purchase agreements to entities owned by third parties (“land banking arrangements”). These entities use equity contributions and/or incur debt to finance the acquisition and development of the previous land being purchased. The entities grant the Company an option to acquire lots in staged takedowns. In consideration for this option, the Company makes a non-refundable deposit of 15% to 25% of the total purchase price. The Company is under no obligation to purchase the balance of the lots, but would forfeit remaining deposits and could be subject to penalties if the lots were not purchased. The Company does not have legal title to these entities or their assets and has not guaranteed their liabilities. These land banking arrangements help the Company manage the financial and market risk associated with land holdings. FASB ASC Topic 810 requires the consolidation of the assets, liabilities and operations of the Company’s land banking arrangements that are VIEs, of which none existed at June 30, 2012.

The Company participates in one land banking arrangement, which is not a VIE in accordance with FASB ASC Topic 810, but which is consolidated in accordance with FASB ASC Topic 470, Debt. Under the provisions of FASB ASC Topic 470, the Company has determined it is economically compelled, based on certain factors, to purchase the land in the land banking arrangement. The Company has recorded the remaining purchase price of the land of $44.9 million, which is included in real estate inventories not owned and liabilities from inventories not owned in the accompanying consolidated balance sheet as of June 30, 2012.

In 2012, the Company made additional deposits of $2.5 million. In conjunction with the deposits, the Company reduced real estate inventories not owned and liabilities from inventories not owned in the amount of $2.5 million.

Summary information with respect to the Company’s consolidated land banking arrangement is as follows as of June 30, 2012 (dollars in thousands):

Total number of land banking projects	1

Total number of lots	625

Total purchase price	$161,465

Balance of lots still under option and not purchased:
Number of lots	225

Purchase price	$44,908

Forfeited deposits if lots are not purchased	$27,734

Note 15 — Redeemable Convertible Preferred Stock

As of June 30, 2012, there were 64,831,831 shares of Convertible Preferred Stock, $0.01 par value per share, or the Convertible Preferred Stock, outstanding, which was issued in exchange for aggregate cash consideration of $50.0 million. In conjunction with the application of fresh start accounting, the value of the Convertible Preferred Stock was $56.4 million.

Our Amended and Restated Certificate of Incorporation authorizes the issuance of up to 80,000,000 shares of preferred stock, in one or more series and with such rights, preferences, privileges and restrictions, including voting rights, redemption provisions (including sinking fund provisions), dividend rights, dividend rates, liquidation rates, liquidation preferences and conversion rights, as our board of directors may determine without further action by the holders of common stock.

Holders of our Convertible Preferred Stock are entitled to receive cumulative dividends at a rate of 6% per annum consisting of (i) cash dividends at the rate of 4% paid quarterly in arrears, and (ii) accreting dividends accruing at the rate of 2% per annum. For the three months ended June 30, 2012, and the period from February 24, 2012 through June 30, 2012, the company recorded preferred stock dividends of $0.8 million and $1.0 million. In June 2012, $0.5 million was paid in cash, $0.1 million is included in accrued expenses and $0.4 million of accreting dividends are included in Convertible Preferred Stock as of June 30, 2012.

With the exception of the dividends to be paid out to holders of our Convertible Preferred Stock, the Company does not intend to declare or pay cash dividends in the foreseeable future. Any determination to pay dividends to holders of our common stock will be at the discretion of our board of directors. The payment of cash dividends is restricted under the terms of our Amended and Restated Senior Secured Term Loan Agreement and the indenture governing the Notes.

Upon the occurrence of the Conversion Date, each share of Convertible Preferred Stock will automatically convert into such number of fully paid and non-assessable shares of Class A Common Stock as is determined by dividing $0.771226, or the Convertible Preferred Original Issue Price, by the then applicable conversion price, or the Convertible Preferred Conversion Price. In connection with any such conversion, the Company will also pay (i) any accrued but unpaid Convertible Preferred Dividends on any shares of Convertible Preferred Stock being converted (including, without limitation, any accreting dividends not previously paid), which amounts will be paid in cash out of funds legally available therefore if such payment would not violate any covenants imposed by agreements entered into in good faith governing the indebtedness of the Company and its subsidiaries, or, to the extent not so permitted or so available, in shares of Class A Common Stock, based on the fair market value of such common stock at such time, and (ii) in cash, the value of any fractional share of Class A Common Stock otherwise issuable to any such Convertible Preferred Stockholder.

To the extent not previously converted to common stock, the Company will redeem all the outstanding shares of Convertible Preferred Stock on the fifteenth anniversary of the date of first issuance at a price per share payable in cash and equal to the Convertible Preferred Original Issue Price plus accrued and unpaid Convertible Preferred Dividends in respect thereof.

Note 16 — Equity

Common Stock

As of June 30, 2012, we had 102,368,169 shares of common stock outstanding. In conjunction with the Plan as discussed in Notes 2, 3 and 4, the Company issued the following shares of common stock: (i) 44,793,255 shares of Class A,

$0.01 par value per share, in exchange for old senior notes claims, as described above, (ii) 31,464,548 shares of Class B, $0.01 par value per share, in exchange for aggregate consideration of $25 million, and a warrant to purchase 15,737,294 shares of Class B Common Stock, at $2.07 per share, (iii) 12,966,366 shares of Class C, $0.01 par value per share, in exchange for cash consideration of $10.0 million, and (iv) the issuance of an additional 3,144,000 shares of Class C Common Stock pursuant to an agreement with certain selling security holders to backstop the offering of Class C shares and shares of Convertible Preferred Stock in connection with the Plan.

On June 28, 2012, the Company consummated the purchase of certain real property (comprising of approximately 165 acres) in San Diego County, California; San Bernardino County, California; Maricopa County, Arizona; and Clark County, Nevada, representing seven separate residential for sale developments, comprising of over 1,000 lots. The aggregate purchase price of the property was $21,500,000. The Company paid $11,000,000 cash, and issued 10,000,000 shares of Class A Common Stock, to investment vehicles managed by affiliates of Colony Capital, LLC as consideration for the property.

Upon the occurrence of the Conversion Date, each share of Class C Common Stock will automatically convert into one share of Class A Common Stock, and each share of Class B Common Stock will automatically convert into one share of Class A Common Stock, if a majority of the shares of Class B Common Stock then outstanding vote in favor of such conversion. If, at any time (whether before, on or after the Conversion Date), any share of Class B Common Stock is not owned, beneficially or of record, by either General William Lyon or William H. Lyon, their sibling, spouses and lineal descendants, any entities wholly owned by one or more of the foregoing persons, or any trusts or other estate planning vehicles for the benefit of any of the foregoing, then such share of Class B Common Stock will automatically convert into one share of Class A Common Stock.

All of our outstanding shares of common stock have been validly issued and fully paid and are non-assessable. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of preferred stock. Holders of our common stock have no preference, exchange, sinking fund, redemption or appraisal rights and have no preemptive rights to subscribe for any of our securities.

In conjunction with the adoption of fresh start accounting, the Company allocated the fair market value of the common stock of $44.1 million as of February 24, 2012.

Warrants

The holders of Class B Common Stock hold warrants to purchase 15,737,294 shares of Class B Common Stock at an exercise price of $2.07 per share. The expiration date of the Class B Warrants are February 15, 2017. The Warrants were assigned a value of $1.0 million in conjunction with the adoption of fresh start accounting and are recorded in additional paid-in capital.

Note 17 — Subsequent Events

The Company follows the guidance in ASC Topic 855, Subsequent Events (“ASC 855”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 sets forth (i) the period after the balance sheet date during which management of a reporting entity evaluates events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. Pursuant to ASC Topic 855, the Company’s management has evaluated subsequent events through the date that the condensed consolidated financial statements were issued for the period ended June 30, 2012 and noted no subsequent events that would require disclosure in or adjustment to the condensed consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

WILLIAM LYON HOMES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The Company is primarily engaged in the design, construction and sale of single family detached and attached homes in California, Arizona and Nevada. The Company conducts its homebuilding operations through four reportable operating segments: Southern California, Northern California, Arizona and Nevada. For the six months ended June 30, 2012, which includes the “Predecessor” entity from January 1, 2012 through February 24, 2012, and the “Successor” entity from February 25, 2012 through June 30, 2012, or the 2012 Period, on a consolidated basis, which includes results from all four reportable operating segments, the Company had revenues from homes sales of $86.0 million, a 9% decrease from $94.4 million for the six months ended June 30, 2011, or the 2011 Period. The Company had net new home orders of 623 homes in the 2012 period, an 68% increase from 371 in the 2011 period, and the average sales price for homes closed decreased 28% to $239,700 n the 2012 period from $334,600 in the 2011 period.

Chapter 11 Reorganization

On December 19, 2011, William Lyon Homes, or Parent, and certain of its direct and indirect wholly-owned subsidiaries filed voluntary petitions, or the Chapter 11 Petitions, in the U.S. Bankruptcy Court for the District of Delaware, or the Bankruptcy Court, to seek approval of the Prepackaged Joint Plan of Reorganization, or the Plan, of Parent and certain of its subsidiaries. Prior to filing the Chapter 11 Petitions, Parent’s wholly-owned subsidiary, William Lyon Homes, Inc., or California Lyon, was in default under its prepetition loan agreement with ColFin WLH Funding, LLC and certain other lenders, or the Prepetition Term Loan Agreement, due to its failure to comply with certain financial covenants in the Prepetition Term Loan Agreement. In addition, the Company became increasingly uncertain of its ability to repay or refinance its then outstanding 7 5/8% Senior Notes when they matured on December 15, 2012. Beginning in April 2010, California Lyon entered into a series of amendments and temporary waivers with the lenders under the Prepetition Term Loan Agreement related to these defaults, which prevented acceleration of the indebtedness outstanding under the Prepetition Term Loan Agreement and enabled the Company to negotiate a financial reorganization to be implemented through the bankruptcy process with its key constituents prior to the Chapter 11 Petitions. The Chapter 11 Petitions are jointly administered under the caption In re William Lyon Homes, et al., Case No. 11-14019, or the Chapter 11 Cases. The sole purpose of the Chapter 11 Cases was to restructure the debt obligations and strengthen the balance sheet of the Parent and certain of its subsidiaries. See Note 2, note 3, and Note 4 of “Notes to Condensed Consolidated Financial Statements”, for further discussion.

Basis of Presentation

The Interim Condensed Consolidated Financial Statements included herein have been prepared in accordance with U.S. GAAP and with the instructions to Article 10 of Regulation S-X. The condensed consolidated financial statements and notes thereto are unaudited. In our opinion, these financial statements contain all adjustments (consisting of normal recurring adjustments) that are necessary for a fair statement of our operating results, financial position and cash flows. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent interim period or for the full fiscal year ending December 31, 2012.

Upon emergence from the reorganization process, we adopted fresh start accounting in accordance with ASC 852. The adoption of fresh start accounting results in our becoming a new entity for financial reporting purposes. Accordingly, the Condensed Consolidated Financial Statements on or after February 25, 2012 are not comparable to the Condensed Consolidated Financial Statements prior to that date. See Notes 2, 3 and 4 of “Notes to Condensed Consolidated Financial Statements.” Our Condensed Consolidated Statement of Operations for the six months ended June 30, 2012 was, and subsequent periods through the period ending December 31, 2012, will be, split into Predecessor and Successor financial statements for as long as any Predecessor financial statements are disclosed.

Fresh start accounting requires resetting the historical net book value of assets and liabilities to fair value by allocating the entity’s reorganization value to its assets pursuant to Accounting Standards Codification Topic 805, Business Combinations, or ASC 805, and Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures, or ASC 820. The excess reorganization value over the fair value of tangible and identifiable intangible assets is recorded as goodwill on the Condensed Consolidated Balance Sheet. Deferred taxes are determined in conformity with Accounting Standards Codification Topic 740, Income Taxes, or ASC 740. For additional information regarding the impact of fresh start accounting on our Condensed Consolidated Balance Sheet as of June 30, 2012, see Note 3 of “Notes to Condensed Consolidated Financial Statements.”

Results of Operations

In Southern California, net new home orders per average sales location decreased to 21.1 during the six months ended June 30, 2012 from 23.5 for the same period in 2011. In Northern California, net new home orders per average sales location increased to 26.8 during the 2012 period from 17.2 during the 2011 period. In Arizona, net new home orders per average sales location increased to 121.5 during the six months ended June 30, 2012 from 41.0 for the same period in 2011. In Nevada, net new home orders per average sales location increased to 20.8 during the 2012 period from 12.4 during the 2011 period. In Southern California, the cancellation rate remained consistent at 14% in the 2012 period and the 2011 period. In Northern California, the cancellation rate increased to 24% in the 2012 period compared to 17% in the 2011 period. In Arizona, the cancellation rate decreased to 5% in the 2012 period compared to 6% in the 2011 period. In Nevada, the cancelation rate decreased to 9% in the 2012 period compared to 17% in the 2011 period.

The Company experienced increased homebuilding gross margin percentages of 14.3% for the six months ended June 30, 2012 compared to 12.0% in the 2011 period particularly impacted by an increase in Northern California’s homebuilding gross margin percentages to 21.4% in the 2012 period compared to 9.0% in the 2011 period offset by a decrease in Arizona’s homebuilding gross margin percentages to 12.7% in the 2012 period compared to 14.8% in the 2011 period. In Southern California, homebuilding gross margin percentages decreased to 12.8% in the 2012 period from 13.3% in the 2011 period. In Nevada, homebuilding gross margin percentages increased to 11.7% in the 2012 period from 11.0% in the 2011 period.

The U.S. housing market and broader economy remain in a period of uncertainty; however, there are signs of stabilization in certain of our local markets.

Beginning in 2012, the industry is showing indications that certain aforementioned negative trends may be slowing or improving, including (i) stabilizing unemployment rates, which correlate to improved levels of consumer confidence; (ii) decreasing foreclosure activity with decreasing volumes of shadow inventory; as well as (iii) sustained historically low mortgage rates.

The Company continues to operate cautiously, particularly with the potential impact of (i) upward trending mortgage rates, as the current level of low mortgage rates is not expected to remain in the long-term; (ii) increased costs and standards related to FHA loans, which continue to be a significant source of homebuyer financing; and (iii) an increase in the cost of building materials and sub-contractor labor costs.

The Company continues to review acquisitions of select land positions where it makes strategic and economic sense to do so, targeting finished lots in core coastal markets, near high employment job centers or transportation corridors. Management also continues to evaluate owned lots and land parcels to determine if values support holding the parcels for future projects or selling projects at current values.

Comparisons of Three Months Ended June 30, 2012 to June 30, 2011

On a consolidated basis, the number of net new home orders for the three months ended June 30, 2012 increased 50% to 302 homes from 201 homes for the three months ended June 30, 2011. The number of homes closed on a consolidated basis for the three months ended June 30, 2012, increased 35% to 231 homes from 171 homes for the three months ended June 30, 2011. On a consolidated basis, the backlog of homes sold but not closed as of June 30, 2012 was 403, up 133% from 173 homes a year earlier.

Homes in backlog are generally closed within three to six months. The dollar amount of backlog of homes sold but not closed on a consolidated basis as of June 30, 2012 was $105.7 million, up 67% from $63.2 million as of June 30, 2011. The cancellation rate of buyers who contracted to buy a home but did not close escrow at the Company’s projects was 15% during the three months ended June 30, 2012 compared to 12% during the three months ended June 30, 2011. The inventory of completed and unsold homes was 14 homes as of June 30, 2012, down 44% from 25 homes at June 30, 2011, and down 81% from 73 homes at December 31, 2011.

The average number of sales locations during the quarter ended June 30, 2012 was 19, consistent with 19 in the comparable period a year ago.

The Company’s number of new home orders per average sales location increased to 15.9 during the three months ended June 30, 2012 as compared to 10.6 during the three months ended June 30, 2011. This was attributable to Arizona, which increased from 25.5 per location during the three months ended June 30, 2011 to 40.0 per location during the three months ended June 30, 2012, Northern California, which increased to 13.0 per location during the three months ended June 30, 2012 from 7.4 per location during the three months ended June 30, 2011, and Nevada, which increased to 10.8 per location during the three months ended June 30, 2012 compared to 6.8 per location during the three months ended June 30, 2011, offset by Southern California, which decreased to 10.8 per location during the three months ended June 30, 2012 from 12.0 per location during the three months ended June 30, 2011.

In relation to the adoption of fresh start accounting in conjunction with the confirmation of the Plan, the results of operations for 2012 separately present the period from January 1, 2012 through February 24, 2012 as Predecessor, and the period from February 25, 2012 through June 30, 2012 as Successor. As such, the application of fresh start accounting as described in Note 3 of the “Notes to Condensed Consolidated Financial Statements” is reflected in the period from February 25, 2012 through June 30, 2012 and not the period January 1, 2012 through February 24, 2012. The accounts reflected in the tables below, including gross margin percentage, sales and marketing expense, general and administrative expense and net (loss) income, are affected by the fresh start accounting. Certain statistics including (i) net new home orders, (ii) average number of sales locations, (iii) backlog, (iv) number of homes closed, (v) homes sales revenue and (vi) average sales price of homes closed are not affected by the fresh start accounting.

	Three Months Ended
	June 30,		Increase (Decrease)
	2012	2011	Amount	%
Number of Net New Home Orders
Southern California	65	72	(7)	(10)%
Northern California	52	37	15	41%
Arizona	120	51	69	135%
Nevada	65	41	24	59%

Total	302	201	101	50%

Cancellation Rate	15%	12%	3%

Net new home orders in each segment, except Southern California, increased period over period. In Southern California, net new home orders decreased 10% from 72 during the three months ended June 30, 2011, to 65 during the three months ended June 30, 2012. In Arizona, net new home orders increased 135% from 51 during the three months ended June 30, 2011, to 120 during the three months ended June 30, 2012. In Northern California, net new home orders increased 41% from 37 during the three months ended June 30, 2011, to 52 during the three months ended June 30, 2012. In Nevada, net new home orders increased 59% from 41 homes during the three months ended June 30, 2011, to 65 homes during the three months ended June 30, 2012. The increase in net new home orders positively impacts the number of homes in backlog, which are homes we will close in future periods. As new home orders and backlog increase, it has a positive impact on revenues and cash flow in future periods.

Cancellation rates changed in all segments during the period ended June 30, 2012, however, cancellation rates for the Company overall increased to 15% for the three month period ended June 30, 2012 from 12% for the three month period ended June 30, 2011. The change includes an increase in Southern California’s cancellation rate to 20% for the three months ended June 30, 2012, from 11% for the three months ended June 30, 2011, an increase in Arizona’s cancellation rate to 9% for the three months ended June 30, 2012 from 2% for the three months ended June 30, 2011, an increase in Northern California’s cancellation rate to 26% for the three months ended June 30, 2012, from 24% for the three months ended June 30, 2011, and a decrease in Nevada’s cancellation rate to 11% for the three months ended June 30, 2012, from 13% for the three months ended June 30, 2011. However, the net absorption rates are trending positively inspite of an increase in cancellation rates.

	Three Months Ended June 30,		Increase (Decrease)
	2012	2011	Amount	%
Average Number of Sales Locations
Southern California	6	6	—	0%
Northern California	4	5	(1)	(20)%
Arizona	3	2	1	50%
Nevada	6	6	—	0%

Total	19	19	—	0%

The average number of sales locations for the Company remained consistent for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. Arizona increased by one average sales location from two for the three months ended June 30, 2011 to three for the three months ended June 30, 2012 due to the opening of three new projects, offset by final home orders at one project. Northern California decreased by one average sales location from five for the three months ended June 30, 2011 to four for the three months ended June 30, 2012, due to final delivery of one project. Southern California and Nevada remained unchanged at six average sales locations each for the three months ended June 30, 2012 and 2011.

	June 30,		Increase (Decrease)
	2012	2011	Amount	%
Backlog (units)
Southern California	98	72	26	36%
Northern California	79	42	37	88%
Arizona	147	35	112	320%
Nevada	79	24	55	229%

Total	403	173	230	133%

The Company’s backlog at June 30, 2012 increased 133% from 173 units at June 30, 2011 to 403 units at June 30, 2012. The increase is primarily attributable to an increase in net new home orders during the period driven by the Arizona division, which had a 135% increase in net new home orders, which contributed to a 320% increase in backlog. The increase in backlog at quarter end reflects an increase in the number of homes closed to 231 during the three months ended June 30, 2012 from 171 during the three months ended June 30, 2011, and a 50% increase in total net new order activity to 302 homes during the three months ended June 30, 2012 from 201 homes during the three months ended June 30, 2011. The Arizona, Nevada, and Northern California divisions continue their strong performance due to increased buyer confidence, attributable to historically low interest rates. Arizona also continues to see job and population growth.

	June 30,		Increase (Decrease)
	2012	2011	Amount	%
	(dollars in thousands)
Backlog (dollars)
Southern California	$43,121	$37,496	$5,625	15%
Northern California	23,011	16,432	6,579	40%
Arizona	24,808	4,882	19,926	408%
Nevada	14,791	4,360	10,431	239%

Total	$105,731	$63,170	$42,561	67%

The dollar amount of backlog of homes sold but not closed as of June 30, 2012 was $105.7 million, up 67% from $63.2 million as of June 30, 2011. The increase in dollar amount of backlog during this period reflects a 133% increase in the number of homes in backlog to 403 homes as of June 30, 2012 compared to 173 homes as of June 30, 2011. The increase in the dollar amount of backlog is offset by a decrease in average sales prices for new home orders. The Company experienced a decrease of 28% in the average sales price of homes in backlog to $262,400 as of June 30, 2012 compared to $365,100 as of June 30, 2011. The increase in the dollar amount of backlog of homes sold but not closed as described above generally results in an increase in operating revenues in the subsequent period as compared to the previous period.

In Southern California, the dollar amount of backlog increased 15% to $43.1 million as of June 30, 2012 from $37.5 million as of June 30, 2011, which is attributable to a 36% increase in the number of homes in backlog in Southern California to 98 homes as of June 30, 2012 compared to 72 homes as of June 30, 2011, offset by 10% decrease in net new home orders to 65 for the three months ended June 30, 2012 compared to 72 homes for the three months ended June 30, 2011, and offset by a 16% decrease in the average sales price of homes in backlog to $440,000 as of June 30, 2012 compared to $520,800 as of June 30, 2011. In Southern California, the cancellation rate increased to 20% for the three months ended June 30, 2012 from 11% for the three months ended June 30, 2011.

In Northern California, the dollar amount of backlog increased 40% to $23.0 million as of June 30, 2012 from $16.4 million as of June 30, 2011, which is attributable to an 88% increase in the number of units in backlog to 79 as of June 30, 2012 from 42 as of June 30, 2011, along with a 41% increase in net new home orders in Northern California to 52 homes for the three months ended June 30, 2012 compared to 37 homes for the three months ended June 30, 2011, offset by a 26% decrease in the average sales price of homes in backlog to $291,300 as of June 30, 2012 compared to $391,200 as of June 30, 2011. In Northern California, the cancellation rate increased to 26% for the three months ended June 30, 2012 from 24% for the three months ended June 30, 2011.

In Arizona, the dollar amount of backlog increased 408% to $24.8 million as of June 30, 2012 from $4.9 million as of June 30, 2011, which is attributable to a 320% increase in the number of units in backlog to 147 as of June 30, 2012 from 35 as of June 30, 2011, along with a 135% increase in net new home orders in Arizona to 120 homes during the three months ended June 30, 2012 compared to 51 homes during the three months ended June 30, 2011, and a 21% increase in the average sales price of homes in backlog to $168,800 as of June 30, 2012 compared to $139,500 as of June 30, 2011. In Arizona, the cancellation rate increased to 9% for the three months ended June 30, 2012 from 2% for the three months ended June 30, 2011.

In Nevada, the dollar amount of backlog increased 239% to $14.8 million as of June 30, 2012 from $4.4 million as of June 30, 2011, which is attributable to a 229% increase in the number of units in backlog to 79 as of June 30, 2012 from 24 as of June 30, 2011, along with a 59% increase in net new home orders in Nevada to 65 homes during the three months ended June 30, 2012 compared to 41 homes during the three months ended June 30, 2011, and a 3% increase in the average sales price of homes in backlog to $187,200 as of June 30, 2012 compared to $181,700 as of June 30, 2011. In Nevada, the cancellation rate decreased to 11% for the three months ended June 30, 2012 from 13% for the three months ended June 30, 2011.

	Three Months Ended June 30,		Increase (Decrease)
	2012	2011	Amount	%
Number of Homes Closed
Southern California	49	60	(11)	(18)%
Northern California	29	39	(10)	(26)%
Arizona	119	31	88	284%
Nevada	34	41	(7)	(17)%

Total	231	171	60	35%

During the three months ended June 30, 2012, the number of homes closed increased 35% to 231 in the 2012 period from 171 during the three months ended June 30, 2011. The increase in home closings is primarily attributable to a 284% increase in Arizona to 119 homes closed during the three months ended June 30, 2012 compared to 31 homes closed during the three months ended June 30, 2011, offset by a 26% decrease in home closings in Northern California to 29 during the three months ended June 30, 2012 from 39 during the three months ended June 30, 2011, a 17% decrease in homes closed in Nevada from 41 during the three months ended June 30, 2011 to 34 during the three months ended June 30, 2012, and an 18% decrease in home closings in Southern California from 60 during the three months ended June 30, 2011 to 49 during the three months ended June 30, 2012. In addition, the Company was able to convert 58% of its units in backlog as of March 31, 2012 into closings during the three months ended June 30, 2012.

	Three Months Ended
	June 30,		Increase (Decrease)
	2012	2011	Amount	%
	(dollars in thousands)
Home Sales Revenue
Southern California	$19,212	$30,145	$(10,933)	(36)%
Northern California	10,180	15,501	(5,321)	(34)%
Arizona	17,689	4,382	13,307	304%
Nevada	7,170	7,767	(597)	(8)%

Total	$54,251	$57,795	$(3,544)	(6)%

The decrease in homebuilding revenue of 6% to $54.3 million for the three months ended June 30, 2012 from $57.8 million for the three months ended June 30, 2011 is primarily attributable to: (i) an increase in revenue of $20.3 million due to an increase in homes closed of 35% to 231 for the three months ended June 30, 2012 from 171 for the three months ended June 30, 2011 offset by (ii) a decrease in revenues of $23.8 million related to a decrease in average sales price of $103,200 per unit from $338,000 for the three months ended June 30, 2011 to $234,800 for the three months ended June 30, 2012. The decrease in the average sales price of homes closed is attributable to a change in product mix, which included a decrease in the number of homes closed with a sale price in excess of $500,000 from 50 during the three months ended June 30, 2011 to nine during the three months ended June 30, 2012.

	Three Months Ended
	June 30,		Increase (Decrease)
	2012	2011	Amount	%
Average Sales Price of Homes Closed
Southern California	$392,100	$502,400	$(110,300)	(22)%
Northern California	351,000	397,500	(46,500)	(12)%
Arizona	148,600	141,400	7,200	5%
Nevada	210,900	189,400	21,500	11%

Total	$234,800	$338,000	$(103,200)	(31)%

The average sales price of homes closed for the three months ended June 30, 2012 decreased in two segments due primarily to a change in product mix. In the Southern California segment, the overall average sales price decrease is primarily due to a change in product mix, in which the number of homes closed with a sale price in excess of $500,000 was 50 for the three months ended June 30, 2011 and nine for the three months ended June 30, 2012.

	Three Months Ended
	June 30,		Increase (Decrease)
	2012	2011
Homebuilding Gross Margin Percentage
Southern California	13.3%	12.0%	1.3%
Northern California	23.7%	9.2%	14.5%
Arizona	13.3%	19.3%	(6.0)%
Nevada	11.8%	10.1%	1.7%

Total	15.1%	11.5%	3.6%

Adjusted Homebuilding Gross Margin	22.5%	18.4%	4.1%

For homebuilding gross margins, the comparison of the three months ended June 30, 2012 and the three months ended June 30, 2011 is as follows:

•

In Southern California, homebuilding gross margins remained relatively consistent due to the impact of fresh start accounting on the real estate values, which decreased the cost basis on some properties in the division and increased the cost basis on others, and subsequently impacted gross margins by 1.2%.

•

In Northern California, homebuilding gross margins more than doubled to 23.7% for the three months ended June 30, 2012 due to the impact of fresh start accounting on the real estate values, which decreased the cost basis in each property in the division, and subsequently impacted gross margins by 7.1%, as well as the closeout of lower margin projects from the prior year.

•

In Arizona, homebuilding gross margins decreased 6.0% due to the impact of fresh start accounting on the real estate values, which increased the cost basis in each property in the division, and subsequently impacted gross margins by 1.4%. In addition, in the prior year, the increase in homebuilding gross margin was attributed to the receipt of sales tax refunds for homes previously closed.

•

In Nevada, homebuilding gross margins remained relatively consistent due to the impact of fresh start accounting on the real estate values, which decreased the cost basis on some properties in the division and increased the cost basis on others, and subsequently impacted gross margins by 1.1%.

Excluding interest in cost of sales, adjusted homebuilding gross margin percentage was 22.5% for the three months ended June 30, 2012, compared to 18.4% for the three months ended June 30, 2011. Adjusted homebuilding gross margin is a non-GAAP financial measure. The Company believes this information is meaningful as it isolates the impact that interest has on homebuilding gross margin and permits investors to make better comparisons with its competitors, who also break out and adjust gross margins in a similar fashion. See table set forth below reconciling this non-GAAP measure to homebuilding gross margin.

	Three Months Ended June 30,
	2012	2011
Home sales revenue	$54,251	$57,795
Cost of home sales	46,085	51,121

Homebuilding gross margin	8,166	6,674
Add: Interest in cost of sales	4,022	3,935

Adjusted homebuilding gross margin	$12,188	$10,609

Adjusted homebuilding gross margin percentage	22.5%	18.4%

Lots, Land, and Other Sales Revenue

Lots, land and other sales increased to $90.8 million for the three months ended June 30, 2012 with no comparable amount for the three months ended June 30, 2011 primarily attributable to the sale of a 27-acre parcel in Palo Alto and Mountain View, California, known as the former Mayfield Mall for a sales price of $90.0 million in the second quarter of 2012. Cost of sales – lots, land and other increased as a result of the sale to $85.2 million for the three months ended June 30, 2012 with no comparable amount for the three months ended June 30, 2011.

Construction Services Revenue

Construction services revenue, which was all recorded in Southern California, was $6.2 million for the three months ended June 30, 2012 compared with $5.3 million for the three months ended June 30, 2011. See Note 1 of “Notes to Condensed Consolidated Financial Statements” for further discussion.

Impairment Loss on Real Estate Assets

The Company evaluates homebuilding assets for impairment when indicators of impairments are present. Given the current market conditions in the homebuilding industry since 2006, the Company evaluates all homebuilding assets for impairments on a quarterly basis. Indicators of potential impairment include, but are not limited to, a decrease in housing market values and sales absorption rates. On February 24, 2012, the Company adopted fresh start accounting under ASC 852, Reorganizations, and recorded all real estate inventories at fair value. For the three months ended June 30, 2012 and 2011 there were no impairment charges recorded.

The Company continues to evaluate land values to determine whether to hold for development or to sell at current prices, which may lead to additional impairment on real estate assets.

Sales and Marketing Expense

	Three Months Ended
	June 30,		Increase (Decrease)
	2012	2011	Amount	%
	(dollars in thousands)
Sales and Marketing Expenses
Homebuilding
Southern California	$1,514	$2,721	$(1,207)	(44)%
Northern California	641	1,173	(532)	(45)%
Arizona	828	343	485	141%
Nevada	587	770	(183)	(24)%

Total	$3,570	$5,007	$(1,437)	(29)%

Sales and marketing expense decreased 29% to $3.6 million during the three months ended June 30, 2012 from $5.0 million during the three months ended June 30, 2011, primarily attributable to a $1.4 million decrease in advertising expense from $2.1 million during the three months ended June 30, 2011 to $0.7 million during the three months ended June 30, 2012 as the Company is using more economically efficient platforms for advertising. Sales and marketing expense was 6.6% and 8.7% of homebuilding revenue during the three months ended June 30, 2012 and 2011, respectively.

General and Administrative Expense

	Three Months Ended
	June 30,		Increase (Decrease)
	2012	2011	Amount	%
	(dollars in thousands)
General and Administrative Expenses
Homebuilding
Southern California	$1,121	$1,010	$111	11%
Northern California	348	365	(17)	(5)%
Arizona	598	478	120	25%
Nevada	656	586	70	12%
Corporate	5,541	3,206	2,335	73%

Total	$8,264	$5,645	$2,619	46%

General and administrative expenses increased 46% to $8.3 million during the three months ended June 30, 2012 from $5.7 million during the three months ended June 30, 2011. Increase is primarily attributed to (i) $2.0 million of non-cash amortization expense of intangible assets resulting from fresh-start accounting during the three months ended June 30, 2012 with no comparable amount during the three months ended June 30, 2011, (ii) an increase of $0.8 million in bonus expense from $0.3 million during the three months ended June 30, 2011 to $1.1 million during the three months ended June 30, 2012, (iii) an increase of $0.4 million in legal fees from

$0.3 million during the three months ended June 30, 2011 to $1.2 million during the three months ended June 30, 2012, offset by (iv) a decrease of $0.5 million in salary and related expenses from $3.5 million during the three months ended June 30, 2011 to $3.0 million during the three months ended June 30, 2012. General and administrative expense before amortization of intangibles assets relating to fresh start adjustments, as a percentage of homebuilding revenue was 11.5% and 9.8% during the three months ended June 30, 2012 and 2011, respectively.

Other Items

Other operating costs remained relatively consistent at $0.9 million during the three months ended June 30, 2012 compared to $0.6 million during the three months ended June 30, 2011.

Equity in income of unconsolidated joint ventures was $0 during the three months ended June 30, 2012 compared to income of $3.5 million during the three months ended June 30, 2011. The income during the three months ended June 30, 2011 was primarily due to the sale of the Company’s interest in one of its unconsolidated joint ventures.

During the three months ended June 30, 2012, the Company incurred interest related to its outstanding debt of $9.4 million, of which $6.3 million was capitalized, resulting in net interest expense of $3.1 million. During the three months ended June 30, 2011, the Company incurred interest related to its outstanding debt of $15.2 million, of which $10.0 million was capitalized, resulting in net interest expense of $5.2 million. The decrease in interest expense during the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 is primarily attributable to the lower interest rate and reduced outstanding debt obtained as a result of the debt restructuring in February 2012.

Reorganization Items

Reorganization items include legal and professional fees incurred in connection with the Chapter 11 Cases. During the three months ended June 30, 2012 and 2011, the Company incurred reorganization costs of $0.8 million and $5.2 million, respectively.

	Three Months Ended
	June 30,		Increase (Decrease)
	2012	2011	Amount	%
	(dollars in thousands)
(Loss) Income Before Provision for Income Taxes
Homebuilding
Southern California	$(1,744)	$404	$(2,148)	(532)%
Northern California	7,833	(598)	8,431	1410%
Arizona	179	(282)	461	163%
Nevada	(1,165)	(2,494)	1,329	53%
Corporate	(6,160)	(8,115)	1,955	24%

Total	$(1,057)	$(11,085)	$10,028	90%

In Southern California, income before provision for income taxes decreased 532% to a loss of $1.7 million during the three months ended June 30, 2012 from income of $0.4 million during the three months ended June 30, 2011. The decrease in income is primarily attributable to (i) a decrease in equity in income of unconsolidated joint ventures from $3.5 million during the three months ended June 30, 2011 with no comparable amount during the three months ended June 30, 2012, offset by (ii) an increase in homebuilding gross margins to 13.3% during the three months ended June 30, 2012 from 12.0% during the three months ended June 30, 2011, and (iii) a decrease in sales and marketing expense from $2.7 million during the three months ended June 30, 2011 to $1.5 million during the three months ended June 30, 2012.

In Northern California, loss before provision for income taxes of $0.6 million during the three months ended June 30, 2011, changed to income of $7.8 million during the three months ended June 30, 2012. The increase in income is primarily attributable to the land sale in the second quarter as discussed above which had a gross margin of $6.6 million, and an increase in homebuilding gross margins to 23.7% during the three months ended June 30, 2012 from 9.2% during the three months ended June 30, 2011.

In Arizona, loss before provision for income taxes decreased 163% to income of $0.2 million during the three months ended June 30, 2012 from a loss of $0.3 million during the three months ended June 30, 2011. The decrease in loss is primarily attributable to (i) an increase in homebuilding revenue of 304%, which was driven by a 284% increase in number of homes closed and a 5% increase in average sales price of homes closed, offset by (ii) a 6% decrease in homebuilding gross margins.

In Nevada, loss before provision for income taxes decreased 53% to a loss of $1.2 million during the three months ended June 30, 2012 from a loss of $2.5 million during the three months ended June 30, 2011. The decrease in loss is primarily attributable to an increase in homebuilding gross margins to 11.8 % during the three months ended June 30, 2012 from 10.1% during the three months ended June 30, 2011, and a 24% decrease in sales and marketing expense from $0.8 million during the three months ended June 30, 2011 to $0.6 million during the three months ended June 30, 2012.

Corporate develops and implements strategic initiatives and supports the Company’s operating divisions by centralizing key administrative functions such as finance and treasury, information technology, tax planning, internal audit, risk management and litigation and human resources. The

Company records the gain from retirement of senior notes and income tax provisions and benefits at Corporate. The decrease in loss before provision for income taxes at Corporate to $6.2 million during the three months ended June 30, 2012 from loss of $8.1 million during the three months ended June 30, 2011 is primarily due to (i) outside services of $5.2 million incurred during the three months ended June 30, 2011 in connection with the analysis and process of renegotiating, refinancing, repaying or restructuring debt maturities and loan terms, including covenants, and (ii) a decrease of $0.5 million in salary and related expenses from $3.5 million during the three months ended June 30, 2011 to $3.0 million during the three months ended June 30, 2012, offset by (i) $2.0 million of amortization expense resulting from fresh-start reporting during the three months ended June 30, 2012 with no comparable amount during the three months ended June 30, 2011, (ii) an increase of $0.9 million in bonus expense from $0.3 million during the three months ended June 30, 2011 to $1.1 million during the three months ended June 30, 2012, (iii) an increase of $0.9 in legal fees from $0.3 million during the three months ended June 30, 2011 to $1.2 million during the three months ended June 30, 2012, and (iv) an increase of $0.2 million in professional fees from $0.3 million during the three months ended June 30, 2011 to $0.5 million during the three months ended June 30, 2012.

Net Loss

As a result of the foregoing factors, net loss during the three months ended June 30, 2012 was $1.8 million compared to net loss during the three months ended June 30, 2011 of $11.2 million.

Lots Owned and Controlled

The table below summarizes the Company’s lots owned and controlled as of the periods presented:

	June 30,		Increase (Decrease)
	2012	2011	Amount	%
Lots Owned
Southern California	1,021	823	198	24%
Northern California	411	553	(142)	(26)%
Arizona	6,371	6,278	93	1%
Nevada	3,014	2,730	284	10%

Total	10,817	10,384	433	4%

Lots Controlled(1)
Southern California	277	114	163	143%
Northern California	562	—	562	100%

Total	839	114	725	636%

Total Lots Owned and Controlled	11,656	10,498	1,158	11%

(1)	Lots controlled may be purchased by the Company as consolidated projects or may be purchased by newly formed joint ventures.

Comparisons of Six Months Ended June 30, 2012 to June 30, 2011

On a consolidated basis, the number of net new home orders for the six months ended June 30, 2012 increased 68% to 623 homes from 371 homes for the six months ended June 30, 2011. The number of homes closed on a consolidated basis for the six months ended June 30, 2012, increased 27% to 359 homes from 282 homes for the six months ended June 30, 2011.

The cancellation rate of buyers who contracted to buy a home but did not close escrow at the Company’s projects was approximately 12% during the six months ended June 30, 2012 compared to 14% during the six months ended June 30, 2011.

The average number of sales locations during the six months ended June 30, 2012 was 19, compared to 18 in the comparable period a year ago. The Company’s number of new home orders per average sales location increased to 32.8 for the six months ended June 30, 2012 as compared to 20.6 for the six months ended June 30, 2011.

In relation to the adoption of fresh start accounting in conjunction with the confirmation of the Plan, the results of operations for 2012 separately present the period from January 1, 2012 through February 24, 2012 as pre-emergence, predecessor entity and the period from February 25, 2012 through June 30, 2012 as successor entity. As such, the application of fresh start accounting as described in Note 3 of the “Notes to Condensed Consolidated Financial Statements” is reflected in the period from February 25, 2012 through June 30, 2012 and not the period January 1, 2012 through February 24, 2012. The accounts reflected in the tables below, include gross margin percentage, sales and marketing expense, general and administrative expense and net (loss) income, are affected by the fresh start accounting. Certain statistics including (i) net new home orders, (ii) average number of sales locations, (iii) backlog, (iv) number of homes closed, (v) homes sales revenue and (vi) average sales price of homes closed are not affected by the fresh start accounting.

	Successor	Predecessor	Combined	Predecessor	Increase (Decrease)
	Period from February 25 through June 30, 2012	Period from January 1 through February 24, 2012	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	Amount	%
Number of Net New Home Orders
Southern California	110	38	148	141	7	5%
Northern California	84	23	107	86	21	24%
Arizona	150	93	243	82	161	196%
Nevada	104	21	125	62	63	102%

Total	448	175	623	371	252	68%

Cancellation Rate			12%	14%	(2)%

Net new home orders in each segment increased period over period primarily attributable to improving market conditions. In Southern California, net new home orders increased 5% from 141 in the 2011 period to 148 in the 2012 period. In Northern California, net new home orders increased 24% from 86 in the 2011 period to 107 in the 2012 period. In Arizona, net new home orders tripled from 82 in the 2011 period to 243 in the 2012 period driven by the opening of three new projects in the second quarter of 2012. In Nevada, net new home orders increased 102% from 62 in the 2011 period to 125 in the 2012 period.

Cancellation rates during the 2012 period decreased to 12% from 14% during the 2011 period. The change includes a decrease in Arizona’s cancellation rate to 5% in the 2012 period from 6% in the 2011 period, a decrease in Nevada’s cancellation rate to 9% in the 2012 period from 17% in the 2011 period and an increase in Northern California’s cancellation rate to 24% in the 2012 period from 17% in the 2011 period. Southern California’s cancellation rate remained consistent at 14% in the 2012 and 2011 periods.

	Six Months Ended
	June 30,		Increase (Decrease)
	Successor	Predecessor
	2012	2011	Amount	%
Average Number of Sales Locations
Southern California	7	6	1	17%
Northern California	4	5	(1)	(20)%
Arizona	2	2	—	0%
Nevada	6	5	1	20%

Total	19	18	1	6%

The average number of sales locations for the Company increased to 19 for the period ended June 30, 2012 compared to 18 for the period ending 2011. Southern California increased to seven for the 2012 period from six in the 2011 period and Nevada increased to six for the 2012 period from five for the 2011 period due to the opening of a new project in each segment. Northern California decreased by one sales location due to final delivery of one project.

	Successor	Predecessor	Combined	Predecessor	Increase (Decrease)
	Period from February 25 through June 30, 2012	Period from January 1 through February 24, 2012	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	Amount	%

Number of Homes Closed
Southern California	59	13	72	103	(31)	(30)%
Northern California	38	15	53	63	(10)	(16)%
Arizona	144	27	171	55	116	211%
Nevada	51	12	63	61	2	3%

Total	292	67	359	282	77	27%

During the six months ended June 30, 2012, the number of homes closed increased 27% to 359 in the 2012 period from 282 in the 2011 period. The increase in home closings is primarily attributable to a 211% increase in Arizona to 171 homes closed in the 2012 period compared to 55 homes closed in the 2011 period, somewhat offset by a 30% decrease in home closings in Southern California to 72 in the 2012 period from 103 in the 2011 period and a 16% decrease in homes closed in Northern California from 63 in the 2011 period to 53 in the 2012 period. In Nevada, home closings remained relatively consistent in the 2012 period as compared to the 2011 period. In addition, the Company was able to convert 86% of its units in backlog as of December 31, 2011 into closings during the six months ending June 30, 2012.

	Successor	Predecessor	Combined	Predecessor	Increase (Decrease)
	Period from February 25 through June 30, 2012	Period from January 1 through February 24, 2012	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	Amount	%
		(dollars in thousands)
Home Sales Revenue
Southern California	$24,713	$5,640	$30,353	$50,286	$(19,933)	(40)%
Northern California	12,715	4,250	16,965	24,903	(7,938)	(32)%
Arizona	21,477	4,316	25,793	7,835	17,958	229%
Nevada	10,455	2,481	12,936	11,345	1,591	14%

Total	$69,360	$16,687	$86,047	$94,369	$(8,322)	(9)%

The decrease in homebuilding revenue of 9% to $86.0 million for the period ending 2012 from $94.4 million for the period ending 2011 is primarily attributable to a 28% decrease in the average sales price of homes closed to $239,700 during the 2012 period from $334,600 during the 2011 period, offset by a 27% increase in the number of homes closed to 359 during the 2012 period from 282 in the 2011 period. The decrease in average home sale price resulted in a $34.1 million decrease in revenue, offset by a $25.8 million increase in revenue attributable to a 27% increase in the number of homes closed.

	Successor	Predecessor	Combined	Predecessor	Increase (Decrease)
	Period from February 25 through June 30, 2012	Period from January 1 through February 24, 2012	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	Amount	%
Average Sales Price of Homes Closed
Southern California	$418,900	$433,800	$421,600	$488,200	$(66,600)	(14)%
Northern California	334,600	283,300	320,100	395,300	(75,200)	(19)%
Arizona	149,100	159,900	150,800	142,500	8,300	6%
Nevada	205,000	206,800	205,300	186,000	19,300	10%

Total	$237,500	$249,100	$239,700	$334,600	$(94,900)	(28)%

The average sales price of homes closed during the 2012 period decreased in two segments primarily due to a change in product mix. In Southern California, four projects with an average sales price of $584,000 were closed out in the 2011 period, which had contributed 75 homes closed with a sale price in excess of $500,000. In the 2012 period, there was one project active with an average sales price of $539,000 which contributed 22 homes closed with a sale price in excess of $500,000.

	Successor	Predecessor	Combined	Predecessor	Increase (Decrease)
	Period from February 25 through June 30, 2012	Period from January 1 through February 24, 2012	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Homebuilding Gross Margin Percentage
Southern California	13.1%	11.8%	12.8%	13.3%	(0.5)%
Northern California	23.6%	14.6%	21.4%	9.0%	12.4%
Arizona	12.9%	11.6%	12.7%	14.8%	(2.1)%
Nevada	11.7%	12.0%	11.7%	11.0%	0.7%

Total	14.7%	12.5%	14.3%	12.0%	2.3%

Adjusted Homebuilding Gross Margin Percentage	22.2%	20.7%	21.9%	19.5%	(2.3)%

For homebuilding gross margins, the comparison of the 2012 period and the 2011 period is as follows:

•

In Southern California, homebuilding gross margins remained relatively consistent due to the impact of fresh start accounting on the real estate values, which decreased the cost basis on some properties in the division and increased the cost basis on others, and subsequently impacted gross margins by 0.9%.

•

In Northern California, homebuilding gross margins more than doubled to 21.4% in the 2012 period due to (i) the impact of fresh start accounting on the real estate values, which decreased the cost basis in each property in the division, and subsequently impacted gross margins by 7.0%, as well as (ii) the closeout of lower margin projects from the prior year and (iii) cost savings from previously closed out projects.

•

In Arizona, homebuilding gross margins decreased 2.1% due to the impact of fresh start accounting on the real estate values, which increased the cost basis in each property in the division, and subsequently impacted gross margins by 1.4%.

•

In Nevada, homebuilding gross margins remained relatively consistent due to the impact of fresh start accounting on the real estate values, which decreased the cost basis on some properties in the division and increased the cost basis on others, and subsequently impacted gross margins by 1.1%.

Excluding interest in cost of sales, adjusted homebuilding gross margin percentage was 17.2% for the 2012 period, compared to 19.5% for the 2011 period. Adjusted homebuilding gross margin is a non-GAAP financial measure. The Company believes this information is meaningful as it isolates the impact that interest has on homebuilding gross margin and permits investors to make better comparisons with its competitors, who also break out and adjust gross margins in a similar fashion. See table set forth below reconciling this non-GAAP measure to homebuilding gross margin.

	Successor	Predecessor	Combined	Predecessor
	Period from February 25 through June 30, 2012	Period from January 1 through February 24, 2012	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Home sales revenue	$69,360	$16,687	$86,047	$94,369
Cost of home sales	59,143	14,598	73,741	83,006

Homebuilding gross margin	10,217	2,089	12,306	11,363
Add: Interest in cost of sales	5,149	1,360	6,509	7,011

Adjusted homebuilding gross margin	$15,366	$3,449	$18,815	$18,374

Adjusted homebuilding gross margin percentage	22.2%	20.7%	21.9%	19.5%

Lots, Land, and Other Sales Revenue

Lots, land and other sales increased to $90.8 million in the 2012 period with no comparable amount in the 2011 period primarily attributable to the sale of a 27-acre parcel in Palo Alto and Mountain View, California, known as the former Mayfield Mall for a sales price of $90.0 million in the second quarter of 2012. Cost of sales – lots, land and other increased as a result of the sale to $85.2 million in the 2012 period with no comparable amount in the 2011 period.

Construction Services Revenue

Construction services revenue, which was all recorded in Southern California, was $9.4 million for the period from February 25, 2012 through June 30, 2012, and $8.9 million for the period from January 1, 2012 through February 24, 2012 compared with $7.6 million in the 2011 period. The increase is due to an increase in the number of construction services projects in the 2012 period, compared to the 2011 period. In Northern California, the Company started construction on one project which contributed approximately $9.6 million in the 2012 period. See Note 1 of “Notes to Condensed Consolidated Financial Statements” for further discussion.

Impairment Loss on Real Estate Assets

The Company evaluates its homebuilding assets for impairment when indicators of impairment are present. Given the market conditions in the homebuilding industry since 2006, the Company evaluates all homebuilding assets for impairment on a quarterly basis. Indicators of impairment include, but are not limited to, a decrease in housing market values, sales revenue and sales absorption rates. On February 24, 2012, the Company adopted fresh start accounting under ASC 852, Reorganizations, and recorded all real estate inventories at fair value. There were no impairments recorded in the 2012 and 2011 periods.

Sales and Marketing Expense

	Successor	Predecessor	Combined	Predecessor	Increase (Decrease)
	Period from February 25 through June 30, 2012	Period from January 1 through February 24, 2012	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	Amount	%
	(dollars in thousands)
Sales and Marketing Expenses
Homebuilding
Southern California	$1,963	$942	$2,905	$4,679	$(1,774)	(38)%
Northern California	856	463	1,319	2,310	(991)	(43)%
Arizona	1,038	260	1,298	610	688	113%
Nevada	806	279	1,085	1,497	(412)	(28)%

Total	$4,663	$1,944	$6,607	$9,096	$(2,489)	(27)%

Sales and marketing expense decreased 27% to $6.6 million in the 2012 period from $9.1 million in the 2011 period, primarily attributable to a decrease in advertising expense of $2.1 million from $3.6 million in the 2011 period to $1.5 million in the 2012 period as the Company is using more economically efficient platforms for advertising, and a decrease in sales office and model operations expense of $0.4 million from $1.6 million in the 2011 period to $1.2 million in the 2012 period.

General and Administrative Expense

	Successor	Predecessor	Combined	Predecessor	Increase (Decrease)
	Period from February 25 through June 30, 2012	Period from January 1 through February 24, 2012	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	Amount	%
	(dollars in thousands)
General and Administrative Expenses
Homebuilding
Southern California	$1,591	$707	$2,298	$2,059	$239	12%
Northern California	539	222	761	815	(54)	(7)%
Arizona	821	318	1,139	954	185	19%
Nevada	904	357	1,261	1,256	5	0%
Corporate	8,024	1,698	9,722	6,838	2,884	42%

Total	$11,879	$3,302	$15,181	$11,922	$3,259	27%

General and administrative expenses increased 27% to $15.2 million in the 2012 period from $11.9 million in the 2011 period, primarily attributed to (i) $3.4 million of amortization expense resulting from fresh-start reporting in the 2012 period with no comparable amount in the 2011 period, (ii) an increase of $0.7 million in bonus expense from $0.8 million in the 2011 period to $1.5 million in the 2012 period, offset by (iii) a decrease of $0.8 million in salary and related expenses from $7.1 million in the 2011 period to $6.3 million in the 2012 period. General and administrative expense before amortization of intangible assets relating to fresh start adjustments as a percentage of homebuilding revenue was 13.7% and 12.6% for the six months ended June 30, 2012 and 2011, respectively.

Other Items

Other operating costs remained relatively consistent at $1.6 million in the 2012 period compared to $1.2 million in the 2011 period.

Reorganization Items

During the period from January 1, 2012 through February 24, 2012, the Company recorded reorganization items of $233.5 million associated with or resulting from the reorganization and restructuring of the business. During the period from February 25, 2012 through June 30, 2012, the Company incurred reorganization costs of $1.2 million for legal and professional fees. The Company incurred reorganization costs of $6.1 million during the six months ended June 30, 2011.

Equity in income of unconsolidated joint ventures was $0 in the 2012 period compared to income of $3.7 million in the 2011 period. The income in the 2011 period was primarily due to the sale of the Company’s interest in one of its unconsolidated joint ventures.

During the 2012 period, the Company incurred interest related to its outstanding debt of $20.7 million, of which $13.4 million was capitalized, resulting in net interest expense of $7.3 million. During the 2011 period, the Company incurred interest related to its outstanding debt of $29.9 million, of which $19.9 million was capitalized, resulting in net interest expense of $10.0 million. The decrease in interest expense in the 2012 period as compared to the 2011 period is primarily attributable to the lower interest rate and reduced outstanding debt obtained as a result of the debt restructuring in the 2012 period.

	Successor	Predecessor	Combined	Predecessor	Increase (Decrease)
	Period from February 25 through June 30, 2012	Period from January 1 through February 24, 2012	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	Amount	%
	(dollars in thousands)
(Loss) Income Before Provision for Income Taxes
Homebuilding
Southern California	$(2,729)	$(19,131)	$(21,860)	$(2,128)	$(19,732)	(927)%
Northern California	7,592	6,195	13,787	(1,822)	15,609	857%
Arizona	(289)	9,928	9,639	(1,059)	10,698	1010%
Nevada	(1,638)	(1,738)	(3,376)	(4,888)	1,512	31%
Corporate	(8,975)	233,243	224,268	(12,365)	236,633	1914%

Total	$(6,039)	$228,497	$222,458	$(22,262)	$244,720	1099%

In Southern California, loss before provision for income taxes increased 927% to a loss of $21.9 million in the 2012 period from a loss of $2.1 million in the 2011 period. The increase in loss is primarily attributable to the $15.6 million loss on revaluation of assets resulting from fresh-start reporting, and a decrease in homebuilding gross margins to 12.8% in the 2012 period from 13.3% in the 2011 period.

In Northern California, loss before provision for income taxes changed to income of $13.8 million in the 2012 period from a loss of $1.8 million in the 2011 period. The decrease in loss is primarily attributable to the $6.2 million gain on revaluation of assets resulting from fresh-start reporting, and an increase in gross margin of $6.6 million due to the land sale in the second quarter as discussed above, and an increase in homebuilding gross margins to 21.4% in the 2012 period from 9.0% in the 2011 period.

In Arizona, loss before provision for income taxes changed to income of $9.6 million in the 2012 period from a loss of $1.1 million in the 2011 period. The decrease in loss is primarily attributable to a $12.6 million gain on revaluation of assets resulting from fresh-start reporting, offset by a decrease in homebuilding gross margins to 12.7% in the 2012 period from 14.8% in the 2011 period.

In Nevada, loss before provision for income taxes decreased 31% to a loss of $3.4 million in the 2012 period from a loss of $4.9 million in the 2011 period. The decrease in loss is primarily attributable to an increase in homebuilding gross margins to 11.7% in the 2012 period from 11.0% in the 2011 period, offset by a $0.1 million loss on revaluation of assets resulting from fresh-start reporting.

Corporate develops and implements strategic initiatives and supports the Company’s operating divisions by centralizing key administrative functions such as finance and treasury, information technology, tax planning, internal audit, risk management and litigation and human resources. The Company records reorganization items, the gain from retirement of senior notes and income tax provisions and benefits at Corporate. The decrease in loss before provision for income taxes to income of $224.3 million in the 2012 period from loss of $12.4 million in the 2011 period is primarily attributed to an increase in income due to reorganization items which includes a $298.8 million gain from cancellation of debt. Such gain is offset by a $49.3 million loss from plan implementation and fresh start adjustments, $7.8 million in professional fees expense, and $8.3 million in expense to write off deferred financing costs.

Net (Loss) Income

Net income includes reorganization items of approximately $233.5 million for the period from January 1, 2012 through February 24, 2012 which primarily consist of a gain of approximately $298.8 million which resulted from cancellation of debt. The overall gain was partially offset by approximately $49.3 million in adjustments related to plan implementation and fresh start adjustments, approximately $7.8 million in professional fees, and approximately $8.3 million of debt financing cost write-off. For the period from February 25, 2012 through June 30, 2012, net loss includes reorganization items of $1.2 million which consist of professional fees relating to the restructure. As a result of the foregoing factors, net loss for the six months ended June 30, 2012 was $221.5 million compared to net loss for the six months ended June 30, 2011 of $22.4 million.

Financial Condition and Liquidity

Beginning in 2012, the industry is showing indications that it may be improving, including (i) stabilizing unemployment rates, which correlate to improved levels of consumer confidence; (ii) decreasing foreclosure activity with decreasing volumes of shadow inventory; as well as (iii) sustained historically low mortgage rates. These trends are shown in our year over year results for the six month period ended in June 2012. During the six months ended June 30, 2012, the Company recorded a 68% increase in net new home orders compared to the six months ended June 30, 2011. In addition, the number of homes closed on a consolidated basis, increased 27% during the six months ended June 30, 2012 compared to the six months ended June 30, 2011, and the backlog of homes sold but not closed increased 133% from June 30, 2011 to June 30, 2012.

During 2012, the Company continued to show signs of stabilization in certain of its markets, particularly in the Company’s Arizona, Nevada and Northern California markets, while Southern California showed signs of slower absorption. In Arizona, net new home orders per average sales location increased to 121.5 during the six months ended June 30, 2012 from 41.0 during the same period in 2011. In Northern California, net new home orders per average sales location increased to 26.8 during the six months ended June 30, 2012 from 17.2 during the same period in 2011. In Nevada, net new home orders per average sales location increased to 20.8 during the six months ended June 30, 2012 from 12.4 during the same period in 2011. In Southern California, net new home orders per average sales location decreased to 21.1 during the six months ended June 30, 2012 from 23.5 during the same period in 2011. On a consolidated basis, the Company’s cancellation rate decreased to approximately 12% during the six months ended June 30, 2012 compared to approximately 14% during same period in 2011.

The Company continues to operate cautiously, particularly with the potential impact of (i) upward trending mortgage rates, as the current level of low mortgage rates is not expected to remain in the long-term; (ii) increased costs and standards related to FHA loans, which continue to be a significant source of homebuyer financing; and (iii) an increase in the cost of building materials and sub-contractor labor costs.

On February 24, 2012, the Company received the proceeds from the Plan. The Company received $50.0 million in cash related to the issuance of its Convertible Preferred Stock, $10.0 million related to the issuance of its Class C Common Stock, $21.1 million in cash and $4.0 million of land option value related to the assignment of an option to purchase certain real estate, related to the issuance of its Class B Common Stock, offset by certain fees and payments related to the Plan, for a net of $67.7 million in cash. The Plan allowed the Company to restructure its debt from $563.5 million as of December 31, 2011, to $384.5 million principal outstanding as of February 24, 2012, which subsequently reduces the Company’s interest exposure. The Company provides for its ongoing cash requirements with the proceeds identified above, as well as from internally generated funds from the sales of homes and/or land sales. During the successor period from February 25, 2012 through June 30, 2012, the Company generated cash flows for operations of $45.0 million. In addition, the Company has the option to use additional outside borrowings, form new joint ventures with venture partners that provide a substantial portion of the capital required for certain projects, buying land via lot options or land banking arrangements. The Company has financed, and may in the future finance, certain projects and land acquisitions with construction loans secured by real estate inventories, seller-provided financing and land banking transactions. The management of the Company continues to focus on generating positive cash flow, reducing overall debt levels and returning the Company to profitability by growing the Company through additional land acquisitions.

The Company continues to review acquisitions of select land positions where it makes strategic and economic sense to do so, targeting finished lots in core coastal markets, near high employment job centers or transportation corridors. Management also continues to evaluate owned lots and land parcels to determine if values support holding the parcels for future projects or selling projects at current values.

On June 28, 2012, the Company consummated the purchase of certain real property (comprising of approximately 165 acres) in San Diego County, California; San Bernardino County, California; Maricopa County, Arizona; and Clark County, Nevada, representing seven separate residential for sale developments, comprising of over 1,000 lots. The aggregate purchase price of the property was $21,500,000. The Company paid $11,000,000 cash, and issued 10,000,000 shares of Class A Common Stock, to investment vehicles managed by affiliates of Colony Capital, LLC as consideration for the property.

In Southern California, net new home orders per average sales location decreased to 10.8 during the three months ended June 30, 2012 from 12.0 for the same period in 2011. In Northern California, net new home orders per average sales location increased to 13.0 during the 2012 period from 7.4 during the 2011 period. In Arizona, net new home orders per average sales location increased to 40.0 during the three months ended June 30, 2012 from 25.5 for the same period in 2011. In Nevada, net new home orders per average sales location increased to 10.8 during the 2012 period from 6.8 during the 2011 period.

The Company experienced increased homebuilding gross margin percentages of 15.1% for the three months ended June 30, 2012 compared to 11.5% in the 2011 period particularly impacted by an increase in Northern California’s homebuilding gross margin percentages to 23.7% in the 2012 period compared to 9.2% in the 2011 period, an increase in Nevada’s homebuilding gross margin percentages to 11.8% in the 2012 period compared to 10.1% in the 2011 period, and an increase in Southern California’s homebuilding gross margin percentages to 13.3% in the 2012 period from 12.0% in the 2011 period. Such increases are offset by a decrease in Arizona, where homebuilding gross margin percentages decreased to 13.3% in the 2012 period from 19.3% in the 2011 period.

For the three months ended June 30, 2012, the Company experienced a decrease in homebuilding revenues of 6% from the prior year period due to a 31% decrease in the average sales price of homes closed, offset by a 35% increase in the number of homes closed. In response to the declining demand for housing in the homebuilding industry, the management of the Company continues to focus on generating positive cash flow, reducing overall debt levels and improving liquidity. Management of the Company intends to manage cash flow by reducing inventory levels and expenditures for temporarily suspended projects. For the period from February 25, 2012 through June 30, 2012, the Company’s net cash provided by operations was $45.0 million.

Amended Term Loan

William Lyon Homes, Inc., a California corporation and wholly-owned subsidiary of the Parent, or California Lyon, is a party to that certain Amended and Restated Senior Secured Term Loan Agreement, or the Amended Term Loan Agreement, dated February 25, 2012, with ColFin WLH Funding, LLC, as administrative agent and as a lender, and the other lenders party thereto.

The Amended Term Loan Agreement provides for a first lien secured term loan of $235.0 million, secured by substantially all of the assets of California Lyon, Parent (excluding stock in California Lyon) and certain wholly-owned subsidiaries of Parent. The Amended Term Loan is guaranteed by Parent and certain wholly-owned subsidiaries of Parent.

The Amended Term Loan bears interest at a rate of 10.25% per annum. Based on the current outstanding balance of the Amended Term Loan, interest payments are $ 24.1 million annually. The Amended Term Loan is scheduled to mature on January 31, 2015.

The Amended Term Loan Agreement restricts the ability of California Lyon to permit the indebtedness outstanding under the Amended Term Loan Agreement to exceed the borrowing base, with “borrowing base” being calculated as 67.5% (which percentage will be adjusted down to (x) 65% from the first year anniversary of the Amended Term Loan Agreement to the second anniversary of the Amended Term Loan Agreement and (y) 60% from and after the second year anniversary of the Amended Term Loan Agreement) of the sum of (i) unrestricted cash, (ii) escrow receivables and (iii) eligible real property collateral valuation, each as defined in the Amended Term Loan Agreement. The Amended Term Loan Agreement also contains covenants that, subject to certain exceptions, limit the ability of California Lyon, Parent and their respective subsidiaries to, among other things: (i) incur liens; (ii) incur additional indebtedness; (iii) transfer or dispose of assets; (iv) merge, consolidate or alter their line of business; (v) guarantee obligations; (vi) engage in affiliated party transactions; (vii) declare or pay dividends or make other distributions or repurchase stock; (viii) make advances, loans or investments; (ix) repay debt (including under the indenture governing the Notes); and (x) make expenditures outside of the Company’s primary business.

The Amended Term Loan Agreement contains customary events of default, including, without limitation, and subject to certain grace periods as set forth therein, failure to pay when due amounts under the Amended Term Loan Agreement; failure to comply with certain agreements or covenants contained in the Amended Term Loan Agreement or other loan documents related to the Amended Term Loan Agreement; default in respect of other indebtedness with an aggregate principal amount of more than $10.0 million; certain insolvency and bankruptcy events; and the occurrence of certain change of control transactions.

The Company’s covenant compliance for the Amended Term Loan at June 30, 2012 is detailed in the table set forth below (dollars in millions):

	Actual at June 30, 2012	Covenant Requirement at June 30, 2012
Ratio of Term Loan to Borrowing Base	52.2%	≤ 67.5%

As of June 30, 2012, the Company is not in default with the covenants under the Amended Term Loan.

Senior Subordinated Secured Notes due 2017

The outstanding principal amount of the notes is $75.0 million and mature in February 2017. The Notes are senior subordinated secured obligations of California Lyon and are unconditionally guaranteed on a senior subordinated secured basis by Parent and by certain of Parent’s existing and future restricted subsidiaries. The Notes and the guarantees rank senior to all of California Lyon’s and the guarantors’ debt that is expressly subordinated to the Notes and the guarantees, but are subordinated to all of the Company’s and the guarantors’ indebtedness under the Amended Term Loan Agreement, and effectively subordinated to any future secured indebtedness of California Lyon and the guarantors that is secured on a first-lien basis, to the extent of the value of the assets securing that indebtedness.

Cash interest of 8% on the outstanding principal amount of the Notes, or $6 million per year, is due in semi-annual installments in arrears on June 15 and December 15 of each year. The remaining interest of 4% on the outstanding principal amount of the Notes is payable in kind semi-annually in arrears by increasing the principal amount of the Notes. The Notes are redeemable at the option of California Lyon at any time, in whole or in part, at a redemption price equal to 100% of the principal amount redeemed, plus accrued and unpaid interest, if any. All guarantees of the Notes are full and unconditional and all guarantees are joint and several. There are no significant restrictions under the indenture governing the Notes, on the ability of the Company or any guarantor to obtain funds from subsidiaries by dividend or loan.

The Indenture contains covenants that limit the ability of the Company and its restricted subsidiaries to, among other things: (i) incur certain additional indebtedness; (ii) pay dividends or make other distributions or repurchase stock; (iii) make investments; (iv) sell assets; (v) incur liens; (vi) enter into agreements restricting the ability of the Company’s restricted subsidiaries (other than California Lyon) to pay dividends; (vii) enter into transactions with affiliates; and (viii) consolidate, merge or sell all or substantially all of the Company’s and California Lyon’s assets. These covenants are subject to a number of important exceptions and qualifications as described in the Indenture.

Construction Notes Payable

At December 31, 2011, the Company had two construction notes payable totaling $16.0 million. One of the notes totaling $9.0 million matured in January 2012, with interest at rates based on either LIBOR or prime with an interest rate floor of 6.5%. However, in conjunction with the Plan, the construction note payable was renegotiated to mature January 2013 with a one year extension to December 2013. Interest on the note is paid monthly at a rate based on LIBOR or prime, with a floor of 5.5%, and the principal is repaid ratably in quarterly installments, beginning March 31, 2012 and continuing through maturity. As of June 30, 2012, the outstanding principal balance was $6.8 million.

The other construction note had a remaining balance at December 31, 2011 of $7.0 million, and was not renegotiated in conjunction with the Plan. The note will mature in May 2015. The loan pays interest monthly at a fixed rate of 10.0%, with quarterly principal payments of $500,000. During 2011, the Company paid $2.0 million in principal towards this loan. As of June 30, 2012, the outstanding principal balance was $5.8 million.

Land Acquisition Note Payable

In October 2011, the Company secured an acquisition note payable in conjunction with the acquisition of a parcel of land in Northern California. The acquisition price of the land was $56.0 million, and the loan was for $55.0 million. The note was scheduled to mature in October 2012, and carried an interest rate of 1.5% per month, which was paid monthly on the loan. In May 2012, the Company sold the parcel of land and repaid the note in full.

Seller Financing

At December 31, 2011, the Company had $3.0 million of notes payable outstanding related to a land acquisition for which seller financing was provided, which is included in notes payable in the accompanying consolidated balance sheet. The seller financing note is due at various dates through 2012 and bears interest at 7.0%. Interest is calculated on the principal balance outstanding and is accrued and paid to the seller at the time each residential unit is closed. In addition, the Company makes an annual interest payment on the outstanding principal balance related to any remaining residential units. The principal balance of the note along with all accrued interest was paid in full in March 2012.

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

In addition, the Company participates in one land banking arrangement that is not a VIE in accordance with FASB ASC 810, but which is consolidated in accordance with FASB ASC Topic 470, Debt. Under the provisions of FASB ASC 470, the Company has determined it is economically compelled, based on certain factors, to purchase the land in the land banking arrangements. Therefore, the Company has recorded the remaining purchase price of the land of $44.9 million, which is included in real estate inventories not owned and liabilities from inventories not owned in the accompanying balance sheet as of June 30, 2012.

In 2012, the Company made additional deposits of $2.5 million. In conjunction with the deposits, the Company reduced real estate inventories not owned and liabilities from inventories not owned in the amount of $2.5 million.

Summary information with respect to the Company’s land banking arrangements is as follows as of June 30, 2012 (dollars in thousands):

Total number of land banking projects	1

Total number of lots	625

Total purchase price	$161,465

Balance of lots still under option and not purchased:
Number of lots	225

Purchase price	$44,908

Forfeited deposits if lots are not purchased	$27,734

Joint Venture Financing

The Company and certain of its subsidiaries are general partners or members in joint ventures involved in the development and sale of residential projects. As described more fully in Critical Accounting Policies — Variable Interest Entities, certain joint ventures have been determined to be variable interest entities in which the Company is considered the primary beneficiary. Accordingly, the assets, liabilities and operations of these joint ventures have been consolidated with the Company’s financial statements as of and for the six months ended June 30, 2012 and 2011. Because the Company did not consolidate or de-consolidate any variable interest entities as a result of adoption, the adoption of FASB ASC 810 did not affect the Company’s consolidated net income. The financial statements of joint ventures in which the Company is not considered the primary beneficiary are not consolidated with the Company’s financial statements. The Company’s investments in unconsolidated joint ventures are accounted for using the equity method because the Company has a 50% or less voting or economic interest (and thus such joint ventures are not controlled by the Company). Based upon current estimates, substantially all future development and construction costs incurred by the joint ventures will be funded by the venture partners or from the proceeds of construction financing obtained by the joint ventures.

As of June 30, 2012, the Company has no investments in or advances to unconsolidated joint ventures.

Cash Flows — Comparison of Six Months Ended June 30, 2012 to Six Months Ended June 30, 2011

Net cash (used in) provided by operating activities increased to a source of $27.7 million in the 2012 period from a use of $32.2 million in the 2011 period. The change was primarily a result of (i) a decrease in real estate inventories-owned of $36.5 million in the 2012 period compared to an increase of $3.7 million in the 2011 period, (ii) equity in income of unconsolidated joint ventures of $3.7 million in the 2011 period with no comparable amount in the 2012 period, and (iii) consolidated net income of $222.5 million in the 2012 period compared to consolidated net loss of $22.3 million in the 2011 period, offset by (iv) reorganization items of $241.3 million in the 2012 period with no comparable amount in the 2011 period.

Net cash (used in) provided by investing activities decreased to a use of $0.02 million in the 2012 period from a source of $1.2 million in the 2011 period. The change was primarily a result of distributions of income from unconsolidated joint ventures of $1.2 million in the 2011 period with no distributions of income from unconsolidated joint ventures in the 2012 period.

Net cash (used in) provided by financing activities increased to a source of $22.2 million in the 2012 period from a use of $5.6 million in the 2011 period. The change was primarily as a result of (i) proceeds from preferred stock of $50.0 million in the 2012 period with no comparable amount in the 2011 period, (ii) proceeds from reorganization of $31.0 million in the 2012 period with no comparable amount in the 2011 period, (iii) an increase in contributions from noncontrolling interests of $5.8 million in the 2012 period compared to distributions to noncontrolling interests of $2.2 million in the 2011 period, offset by (iv) an increase in principal payments on notes payable to $61.6 million in the 2012 period from $5.2 million in the 2011 period.

Based on the aforementioned, the Company believes they have sufficient cash and sources of financing for at least twelve months.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company enters into certain off-balance sheet arrangements including joint venture financing, option arrangements, land banking arrangements and variable interests in consolidated and unconsolidated entities. These arrangements are more fully described above and in Notes 5, 7 and 14 of “Notes to Condensed Consolidated Financial Statements”. In addition, the Company is party to certain contractual obligations, including land purchases and project commitments, as discussed in Note 14 of “Notes to Condensed Consolidated Financial Statements.”

The Company’s contractual obligations consisted of the following at June 30, 2012 (in thousands):

		Payments due by period(4)
	Total(1)	Less than 1 year (2012)	1-3 years (2013-2014)	3-5 years (2015-2016)	More than 5 years
Other notes payable	$13,596	$1,473	$12,123	$—	$—
Term Loan	297,226	12,044	48,175	237,007	—
Senior Subordinated Notes	122,466	3,037	12,766	13,819	92,844
Operating leases	2,152	676	1,271	205	—
Surety Bonds	57,028	20,330	36,633	65	—
Purchase obligations
Land purchases and option commitments(2)	63,600	24,837	30,663	8,100	—
Project commitments(3)	49,458	41,133	8,325	—	—

Total	$605,526	$103,530	$149,956	$259,196	$92,844

(1)	The summary of contractual obligations above includes interest on all interest-bearing obligations. Interest on all fixed rate interest-bearing obligations is based on the stated rate and is calculated to the stated maturity date. Interest on all variable rate interest bearing obligations is based on the rates effective as of June 30, 2012 and is calculated to the stated maturity date.
(2)	Represents the Company’s obligations in land purchases, lot option agreements and land banking arrangements. If the Company does not purchase the land under contract, it will forfeit its non-refundable deposit related to the land.
(3)	Represents the Company’s homebuilding project purchase commitments for developing and building homes in the ordinary course of business.
(4)	The Company has no contractual obligations beyond 2017.

Inflation

The Company’s revenues and profitability may be affected by increased inflation rates and other general economic conditions. In periods of high inflation, demand for the Company’s homes may be reduced by increases in mortgage interest rates. Further, the Company’s profits will be affected by its ability to recover through higher sales prices, increases in the costs of land, construction, labor and administrative expenses. The Company’s ability to raise prices at such times will depend upon demand and other competitive factors

Description of Projects

The Company’s homebuilding projects usually take two to five years to develop. The following table presents project information for each of the Company’s homebuilding divisions.

Project (County or City)	Year of First Delivery	Estimated Number of Homes at Completion (1)	Cumulative Homes Closed as of June 30, 2012 (2)	Backlog at June 30, 2012 (3) (4)	Lots Owned as of June 30, 2012 (5)	Homes Closed for the Period Ended June 30, 2012	YTD Orders as of June 30, 2012	Sales Price Range (6)
SOUTHERN CALIFORNIA
San Diego County:
Carlsbad
Mirasol at La Costa Greens	2010	71	54	14	17	5	19	$610,000 - 690,000
San Diego
Promenade II	2013	80	0	0	80	0	0	$275,000 - 363,000
Riverside County:
Riverside
Bridle Creek	2013	10	0	0	10	0	0	$415,000 - 436,000
San Bernardino County:
Yucaipa
Vista Bella/Redcort	2012	198	0	0	198	0	0	N/A
Orange County:
Irvine
San Carlos II	2010	92	81	9	11	15	24	$310,000 - 440,000
Lyon Branches	2013	48	0	0	48	0	0	$840,000 - 930,000
Vista Verde	2013	58	0	0	58	0	0	$820,000 - 910,000
Santa Ana
Canopy Lane	2011	38	37	1	1	12	10	$500,000 - 580,000
Los Angeles County:
Hawthorne
360 South Bay (7):
The Flats	2010	188	56	9	132	7	15	$350,000 - 530,000
The Courts	2010	118	77	16	41	6	21	$435,000 - 560,000
The Rows	2011	94	0	6	94	0	5	$500,000 - 600,000
The Lofts	2013	123	0	0	123	0	0	$525,000 - 775,000
The Gardens	2013	102	0	0	102	0	0	$755,000 - 980,000
Azusa
Rosedale
Gardenia	2011	81	17	16	64	11	21	$310,000 - 380,000
Sage Court	2011	64	22	27	42	16	33	$290,000 - 395,000

SOUTHERN CALIFORNIA TOTAL		1,369	344	98	1,021	72	148

NORTHERN CALIFORNIA

Contra Costa County:
Pittsburgh
Vista Del Mar
Villages	2007	102	50	0	52	0	0	$296,000 - 355,000
Venue	2007	132	110	17	22	23	29	$322,000 - 352,000
Antioch
Waterford	2012	130	0	0	130	0	0	$265,000 - 310,000
Sacramento County:
Elk Grove
Magnolia Lane (Maderia)	2010	90	29	18	61	3	19	$245,000 - 285,000
San Joaquin County:
Lathrop
The Ranch @ Mossdale Landing	2010	168	60	27	108	14	32	$208,000 - 243,000
Santa Clara County:
Mountain View
Mayfield (8)	2012	303	0	0	0	0	0
Solano County:
Fairfield
Enclave at Paradise Valley	2010	100	62	17	38	13	27	$360,000 - 425,000

NORTHERN CALIFORNIA TOTAL		1,025	614	79	411	53	107

Project (County or City)	Year of First Delivery	Estimated Number of Homes at Completion (1)	Cumulative Homes Closed as of June 30, 2012 (2)	Backlog at June 30, 2012 (3) (4)	Lots Owned as of June 30, 2012 (5)	Homes Closed for the Period Ended June 30, 2012	YTD Orders as of June 30, 2012	Sales Price Range (6)
	ARIZONA
Maricopa County:
Gilbert
Lyon's Gate
Pride	2006	650	629	21	21	92	65	$105,000 -138,000
Acacia	2007	365	334	30	31	79	82	$155,000 -190,000
Future Products	2013	213	0	0	213	0	0
Queen Creek
Hastings Property
Villas	2012	337	0	57	337	0	57	$136,000 -162,000
Manor	2012	141	0	29	141	0	29	$193,000 -248,000
Estates	2012	153	0	10	153	0	10	$256,000 -322,000
Church Farms North	2015	2,310	0	0	2,310	0	0	$140,000 -322,000
Mesa
Lehi Crossing
Settlers Landing	2013	235	0	0	235	0	0	$206,000 -243,000
Wagon Trail	2012	244	0	0	244	0	0	$224,000-272,000
Monument Ridge	2012	248	0	0	248	0	0	$243,000 -306,000
Pioneer Point	2015	101	0	0	101	0	0	$275,000 -391,000
Land 75 X120		86			86
Peoria
Agua Fria	2013	348	0	0	348	0	0	$114,000 -148,000
Phoenix
Rancho Mercado	2016	1,903	0	0	1,903	0	0	$126,000 -296,000

ARIZONA TOTAL		7,334	963	147	6,371	171	243

	NEVADA

Clark County:
North Las Vegas
The Cottages	2004	360	339	21	21	8	28	$152,000 -180,000
Serenity Ridge	2012	88	0	0	88	0	0	$380,000 -455,000
Tularosa at Mountain's Edge	2011	140	37	7	103	18	21	$178,000 -208,000
Las Vegas
Flagstone
Crossings	2011	77	24	16	53	12	24	$268,000 -302,000
Commons	2011	37	27	6	10	7	11	$197,000 -230,000
West Park
Villas	2006	191	107	2	84	0	2	$158,000 -193,000
Courtyards	2006	113	92	5	21	0	5	$182,000 -233,000
Mesa Canyon	2013	49	0	0	49	0	0	$241,000 -265,000
Tierra Este	2013	118	0	0	118	0	0	$163,000 -193,000
Lyon Estates	2013	129	0	0	129	0	0	$323,000 -393,000
Rhapsody	2014	63	0	0	63	0	0	$147,000 -182,000
The Fields at Aliente	2011	60	20	15	40	11	20	$179,000 -213,000
Nye County:
Pahrump
Mountain Falls
Series I	2011	116	24	7	92	7	14	$121,000 -152,000
Series II	2015	218	0	0	218	0	0	$164,000 -192,000
Future Projects	2014	1,925	0	0	1,925	0	0

NEVADA TOTAL		3,684	670	79	3,014	63	125

GRAND TOTALS		13,412	2,288	403	10,817	359	623

(1)	The estimated number of homes to be built at completion is subject to change, and there can be no assurance that the Company will build these homes.
(2)	“Cumulative Homes Closed” represents homes closed since the project opened, and may include prior years, in addition to the homes closed during the current period presented.
(3)	Backlog consists of homes sold under sales contracts that have not yet closed, and there can be no assurance that closings of sold homes will occur.
(4)	Of the total homes subject to pending sales contracts as of June 30, 2012, all 255 represent homes completed or under construction.
(5)	Lots owned as of June 30, 2012 include lots in backlog at June 30, 2012.
(6)	Sales price range reflects base price only and excludes any lot premium, buyer incentive and buyer selected options, which vary from project to project.
(7)	All or a portion of the lots in this project are not owned as of June 30, 2012. The Company consolidated the purchase price of the lots in accordance with certain accounting rules, and considers the lots owned at June 30, 2012.
(8)	Represents bulk land sale in May 2012.

Income Taxes

See Note 13 of “Notes to Condensed Consolidated Financial Statements” for a description of the Company’s income taxes.

Related Party Transactions

See Note 12 of “Notes to Condensed Consolidated Financial Statements” for a description of the Company’s transactions with related parties.

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

Consequences of Chapter 11 Cases—Debtor in Possession Accounting

Accounting Standards Codification Topic 852-10-45, Reorganizations-Other Presentation Matters, or ASC 852, which is applicable to companies in Chapter 11 proceedings, generally does not change the manner in which financial statements are prepared. However, it does require that the financial statements for the periods subsequent to the filing of the Chapter 11 Cases distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Amounts that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the statement of operations for the year ended December 31, 2011 and all subsequent periods. The balance sheet must distinguish pre-petition liabilities subject to compromise from both those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. In addition, cash provided or used by reorganization items must be disclosed separately in the statement of cash flows. The Company applied ASC 852-10-45 effective on December 19, 2011 and segregated those items as outlined above for the reporting periods subsequent to such date through February 24, 2012.

Fresh Start Accounting

As required by U.S. GAAP, in connection with our emergence from the Chapter 11 Cases, we adopted the fresh start accounting provisions of ASC 852, effective February 24, 2012. Under ASC 852, the reorganization value represents the fair value of the entity before considering liabilities and approximates the amount a willing buyer would pay for the assets of the Company immediately after restructuring. The reorganization value is allocated to the respective fair value of assets. The excess reorganization value over the fair value of the identified tangible and intangible assets is recorded as goodwill. Liabilities, other than deferred taxes, are stated at present values of amounts expected to be paid. Fair values of assets and liabilities represent our best estimates based on our appraisals and valuations. Where the foregoing were not available, industry data and trends or references to relevant market rates and transactions were used. These estimates and assumptions are inherently subject to significant uncertainties and contingencies beyond our reasonable control. Moreover, the market value of our capital stock may differ materially from the fresh start equity valuation.

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

Impairment of Real Estate Inventories

The Company accounts for its real estate inventories in accordance with FASB ASC Topic 360, Property, Plant & Equipment, or ASC 360. ASC 360 requires impairment losses to be recorded on real estate inventories when indicators of impairment are present and the undiscounted cash flows estimated to be generated by real estate inventories are less than the carrying amount of such assets. Indicators of impairment include a decrease in demand for housing due to softening market conditions, competitive pricing pressures which reduce the average sales price of homes, which includes sales incentives for homebuyers, slowing sales absorption rates, a decrease in home values in the markets in which the Company operates, significant decreases in gross margins and a decrease in project cash flows for a particular project.

For land and land under development, homes completed and under construction and model homes, the Company estimates expected cash flows at the project level by maintaining current budgets using recent historical information and current market assumptions. The Company updates project budgets and cash flows of each real estate project on a quarterly basis to determine whether the estimated remaining undiscounted future cash flows of the project are more or less than the carrying amount (net book value) of the asset. If the undiscounted cash flows are more than the net book value of the project, then there is no impairment. If the undiscounted cash flows are less than the net book value of the asset, then the asset is deemed to be impaired and is written-down to its fair value. Fair value represents the amount at which an asset could be bought or sold in a current transaction between willing parties (i.e., other than a forced or liquidation sale). Management determines the estimated fair value of each project by determining the present value of estimated future cash flows at discount rates that are commensurate with the risk of each project. The estimation process involved in determining if assets have been impaired and in the determination of fair value is inherently uncertain because it requires estimates of future revenues and costs, current market yields as well as future events and conditions. As described more fully above in the section entitled “Real Estate Inventories and Cost of Sales,” estimates of revenues and costs are supported by the Company’s budgeting process.

Under FASB ASC 360, the Company is required to make certain assumptions to estimate undiscounted future cash flows of a project, which include: (i) estimated sales prices, including sales incentives, (ii) anticipated sales absorption rates and sales volume, (iii) project costs incurred to date and the estimated future costs of the project based on the project budget, (iv) the carrying costs related to the time a project is actively selling until it closes the final unit in the project, and (v) alternative strategies including selling the land to a third-party or temporarily suspending development on the project. Each project has different assumptions and is based on management’s assessment of the current market conditions that exist in each project location.

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

Management assesses land held for future development for impairment when indicators of impairment exist. The Company values land held for future development using, (i) projected cash flows with the strategy of selling the land, on a finished or unfinished basis, or building out the project, (ii) considering recent, legitimate offers received, (iii) prices for land in recent comparable sales transactions, and other factors. In some instances, the Company engages a third-party valuation firm to value the land of each project, on an as-is basis, using several factors including the existing land sale market and market comparables as a barometer for each project.

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

The Company engaged a third-party valuation firm to assist with the analysis of the fair value of the entity, and respective assets and liabilities in connection with its reorganization.

The Company recorded significant impairment charges from 2007 through 2011. The impairment charges recorded during these periods stemmed from lower home prices which were driven by increased incentives and discounts resulting from weakened demand experienced during 2007 through 2011. The Company may incur further impairment on real estate inventories in the future, if the homebuilding industry continues to experience the deteriorating market conditions identified above. In addition, the Company may incur impairments in the future if it is unable to hold its temporarily suspended projects until market conditions improve.

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

Variable Interest Entities

Certain land purchase contracts and lot option contracts are accounted for in accordance with FASB ASC Topic 810, Consolidation, or ASC 810. In addition, all joint ventures are reviewed and analyzed under this guidance to determine whether or not these arrangements are accounted for under the principles of ASC 810 or other accounting rules. Under ASC 810, a variable interest entity, or VIE is created when (i) the equity investment at risk in the entity is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (ii) the entity’s equity holders as a group either (a) lack direct or indirect ability to make decisions about the entity through voting or similar rights, (b) are not obligated to absorb expected losses of the entity if they occur or (c) do not have the right to receive expected residual returns of the entity if they occur. If an entity is deemed to be a VIE pursuant to this guidance, the enterprise that absorbs a majority of the expected losses, receives a majority of the entity’s expected residual returns, or both, is considered the primary beneficiary and must consolidate the VIE. Expected losses and residual returns for VIEs are calculated based on the probability of estimated future cash flows as defined in ASC 810. Based on the provisions of ASC 810, whenever the Company enters into a land purchase contract or an option contract for land or lots with an entity and makes a non-refundable deposit, or enters into a joint venture, a VIE may be created and the arrangement is evaluated under this guidance. In order to (i) evaluate whether the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support from other parties, (ii) calculate expected losses, expected residual returns and the probability of estimated future cash flows, and (iii) determine whether the Company is the primary beneficiary, the Company must exercise significant judgment regarding the interpretation of the terms of the underlying agreements in light of ASC 810 and make assumptions regarding future events that may or may not occur. The terms of these agreements are subject to various interpretations and the assumptions used by the Company are inherently uncertain. The use by the Company of different interpretations and/or assumptions could affect the Company’s evaluation as to whether or not land purchase contracts, lot option contracts or joint ventures are VIEs and whether or not the Company is the primary beneficiary of the VIE.

The Company’s accounting policies are more fully described in Note 1 of “Notes to Condensed Consolidated Financial Statements.”

Recently Issued Accounting Standards

See Note 1 of “Notes to Condensed Consolidated Financial Statements” for a description of the recently issued accounting standards.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk for changes in interest rates relates to the Company’s floating rate debt with a total outstanding balance at June 30, 2012 of $12.6 million where the interest rate is variable based upon certain bank reference or prime rates. The average prime rate during the six months ended June 30, 2012 was 3.25%. If variable interest rates were to increase by 10%, there would be no impact on the Company’s consolidated financial statements because the outstanding debt has an interest rate floor of 5.5%.

The Company does not utilize swaps, forward or option contracts on interest rates, foreign currencies or commodities, or other types of derivative financial instruments as of or during the six months ended June 30, 2012. The Company does not enter into or hold derivatives for trading or speculative purposes.

Item 4.	Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, or the Exchange Act, that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and, in reaching a reasonable level of assurance, our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures.

Evaluation of Disclosure Controls and Procedures. We carried out an evaluation as of June 30, 2012, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of June 30, 2012, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting. Our management determined that as of June 30, 2012, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

An investment in the Company entails the following risks and uncertainties. These risk factors should be carefully considered when evaluating any investment in the Company. Any of these risks and uncertainties could cause the actual results to differ materially from the results contemplated by the forward-looking statements set forth herein, and could otherwise have a significant adverse impact on the Company’s business, prospects, financial condition or results of operations. In addition, please read “Note About Forward-Looking Statements” in this Quarterly Report on Form 10-Q, or the Report, where we describe additional uncertainties associated with our business and the forward-looking statements included in this Report.

Market and Operational Risks

Adverse changes in general economic conditions could reduce the demand for homes and, as a result, could negatively impact the Company’s results of operations.

Since early 2006, the U.S. housing market has been negatively impacted by declining consumer confidence, restrictive mortgage standards, and large supplies of foreclosure, resale and new homes, among other factors. When combined with a prolonged economic downturn, high unemployment levels, increases in the rate of inflation and uncertainty in the U.S. economy, these conditions have contributed to decreased demand for housing, declining sales prices, and increasing pricing pressure, which hinders the Company’s ability to attract new home buyers. As a result, the Company has experienced operating losses each year, beginning in 2007. Such losses resulted from a combination of reduced homebuilding gross margins, losses on land sales to generate cash flow and significant non-cash impairment losses on real estate inventories.

Certain of the Company’s markets continue to experience uncertainty and reduced demand for new homes, which negatively impacted the Company’s financial and operating results during the year ended December 31, 2011, while other markets, particularly in Arizona, improved during the year. The conditions experienced during 2011 include, among other things, the subdued emergence from a national recession, continuing concerns over the effects of asset valuations on the banking system and credit markets, reduced consumer confidence, the absence of home price stability, and continued declines in the value of new homes in certain markets. The Company experienced a decrease of approximately 25% in net new home orders of 650 in the 2010 period compared to 869 in 2009. For the year ended December 31, 2011, net new home orders increased approximately 3% to 669 from 650 in the 2010 period. For the three and six months ended June 30, 2012, net new home orders increased approximately 50% and 68%, respectively, from 201 homes during the three months ended June 30 2011 to 302 homes during the three months ended June 30, 2012, and from 371 homes during the six months ended June 30, 2011 to 623 homes during the six months ended June 30, 2012.

If the homebuilding and mortgage lending industries were to slow further, or if the national economy weakens further and the recession continues or intensifies, the Company could continue to experience declines in the market value of the Company’s inventory and demand for the Company’s homes, which could have a significant negative impact on the Company’s gross margins and financial and operating results.

Increases in the Company’s cancellation rate could have a negative impact on the Company’s home sales revenue and home building gross margins.

During the years ended December 31, 2011, 2010 and 2009, the Company experienced cancellation rates of 18%, 19% and 21%, respectively. During the three and six months ended June 30, 2012, the Company experienced cancellation rates of 15% and 12%, respectively. Cancellations negatively impact the number of closed homes, net new home orders, home sales revenue and the Company’s results of operations, as well as the number of homes in backlog. Home order cancellations can result from a number of factors, including declines or slow appreciation in the market value of homes, increases in the supply of homes available to be purchased, increased competition, higher mortgage interest rates, homebuyers’ inability to sell their existing homes, homebuyers’ inability to obtain suitable financing, including providing sufficient down payments, and adverse changes in economic conditions. Continued high levels of home order cancellations would have a negative impact on the Company’s home sales revenue and financial and operating results.

Limitations on the availability of mortgage financing can adversely affect demand for housing.

In general, housing demand is negatively impacted by the unavailability of mortgage financing as a result of declining customer credit quality, tightening of mortgage loan underwriting standards, or other factors. Most buyers finance their home purchases through third-party lenders providing mortgage financing. Over the last several years, many third-party lenders have significantly increased underwriting standards, and many subprime and other alternate mortgage products are no longer available in the marketplace in spite of a decrease in mortgage rates. If these trends continue and mortgage loans continue to be difficult to obtain, the ability and willingness of prospective buyers to finance home purchases or to sell their existing homes will be adversely affected, which will adversely affect the Company’s results of operations through reduced home sales revenue, gross margin and cash flow.

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

The homebuilding industry is capital-intensive and requires significant up-front expenditures to acquire land and begin development. Land acquisition, development and construction activities may be adversely affected by any shortage or increased cost of financing or the unwillingness of third parties to engage in joint ventures. The Company’s current financial position may make it more difficult for the Company to obtain capital for development projects. Any difficulty in obtaining sufficient capital for planned development expenditures could cause project delays and any such delay could result in cost increases and may adversely affect the Company’s sales and future results of operations and cash flows.

Financial condition and results of operations may be adversely affected by any decrease in the value of land inventory, as well as by the associated carrying costs.

The Company continuously acquires land for replacement and expansion of land inventory within the markets in which it builds. The risks inherent in purchasing and developing land increase as consumer demand for housing decreases, and thus, the Company may have bought and developed land on which homes cannot be profitably built and sold. The Company employs measures to manage inventory risks which may not be successful. In addition, inventory carrying costs can be significant and can result in losses in a poorly performing project or market, and the Company may have to sell homes at significantly lower margins or at a loss. Further, the Company may be required to write-down the book value of certain real estate assets in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, and some of those write-downs could be material.

The Company engaged a third-party valuation firm to assist with the analysis of the fair value of the entity, and respective assets and liabilities in connection with its reorganization. Since the valuation was completed near December 31, 2011, management used such valuation to evaluate the book value as of December 31, 2011.

In addition, the Company incurred non-cash impairment losses on real estate assets of $111.9 million and $45.3 million, respectively, for the years ended December 31, 2010 and 2009. The Company assesses its projects on a quarterly basis, when indicators of impairment exist. Indicators of impairment include a decrease in demand for housing due to soft market conditions, competitive pricing pressures which reduce the average sales price of homes, which includes sales incentives for home buyers, sales absorption rates below management expectations, a decrease in the value of the underlying land and a decrease in projected cash flows for a particular project. The Company was required to write down the book value of its impaired real estate assets in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 360, Property, Plant and Equipment, or ASC 360.

If land is not available at reasonable prices, the Company’s home sales revenue and results of operations could be negatively impacted or the Company could be required to scale back the Company’s operations in a given market.

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

As a homebuilder, the Company is subject to numerous risks, many of which are beyond management’s control, such as droughts, floods, wildfires, landslides, soil subsidence, earthquakes and other weather-related and geologic events which could damage projects, cause delays in completion of projects, or reduce consumer demand for housing, and shortages in labor or materials, which could delay project completion and cause increases in the prices for labor or materials, thereby affecting the Company’s sales and profitability. Many of the Company’s projects are located in California, which has experienced significant earthquake activity and seasonal wildfires. In addition to directly damaging the Company’s projects, earthquakes or other geologic events could damage roads and highways providing access to those projects, thereby adversely affecting the Company’s ability to market homes in those areas and possibly increasing the costs of completion.

There are some risks of loss for which the Company may be unable to purchase insurance coverage. For example, losses associated with landslides, earthquakes and other geologic events may not be insurable and other losses, such as those arising from terrorism, may not be economically insurable. A sizeable uninsured loss could adversely affect the Company’s business, results of operations and financial condition. The Company’s business is geographically concentrated, and therefore, the Company’s sales, results of operations, financial condition and business would be negatively impacted by a decline in regional economies.

The Company presently conducts all of its business in four geographic regions: Southern California, Northern California, Arizona and Nevada. The economic downturn in these markets has caused housing prices and sales to decline, which has caused a material adverse effect on the Company’s business, results of operations and financial condition because the Company’s operations are concentrated in these geographic areas.

In particular, the Company generates a significant portion of its revenue and a significant amount of its profits from, and holds approximately one-half of the dollar value of its real estate inventory in, California. Over the last several years, land values, the demand for new homes and home prices have declined substantially in California, negatively impacting the Company’s profitability and financial position. In addition, the state of California is experiencing severe budget shortfalls and is considering raising taxes and increasing fees to offset the deficit. There can be no assurance that the profitability and financial position of the Company will not be further impacted if the challenging conditions in California continue or worsen.

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

The Company’s success is dependent upon the efforts and abilities of its executive officers and other key employees, many of whom have significant experience in the homebuilding industry and in the Company’s divisional markets. In particular, the Company is dependent upon the services of General William Lyon, Chairman of the Board and Chief Executive Officer, William H. Lyon, President and Chief Operating Officer, and Matthew R. Zaist, Executive Vice President, as well as the services of the California region and other division presidents and division management teams and personnel in the corporate office. The loss of the services of any of these executives or key personnel, for any reason, could have a material adverse effect upon the Company’s business, operating results and financial condition.

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

Substantially all construction work is done by subcontractors with the Company acting as the general contractor. Accordingly, the timing and quality of construction depend on the availability and skill of the Company’s subcontractors. While the Company has been able to obtain sufficient materials and subcontractors during times of material shortages and believes that its relationships with suppliers and subcontractors are good, the Company does not have long-term contractual commitments with any subcontractors or suppliers. The inability to contract with skilled subcontractors at reasonable costs on a timely basis could have a material adverse effect on the Company’s business and results of operations.

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

California law provides that consumers can seek redress for patent (i.e., observable) defects in new homes within three or four years (depending on the type of claim asserted) from when the defect is discovered or should have been discovered. If the defect is latent (i.e., non-observable), consumers must still seek redress within three or four years (depending on the type of claim asserted) from the date when the defect is discovered or should have been discovered, but in no event later than ten years after the date of substantial completion of the work on the construction. Consumers purchasing homes in Arizona and Nevada may also be able to obtain redress under state laws for either patent or latent defects in their new homes.

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

Recently, lawsuits have been filed against builders asserting claims of personal injury and property damage caused by the presence of mold in residential dwellings. Some of these lawsuits have resulted in substantial monetary judgments or settlements against these builders. The Company’s insurance may not cover all of the potential claims, including personal injury claims, arising from the presence of mold or such coverage may become prohibitively expensive. If the Company is unable to obtain adequate insurance coverage, a material adverse effect on the Company’s business, financial condition and results of operations could result if the Company is exposed to claims arising from the presence of mold. At this time, the Company has not received any claims from homeowners arising from the presence of mold.

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

We participate in land development joint ventures, or JVs, in which we have less than a controlling interest. We have entered into JVs in order to acquire attractive land positions, to manage our risk profile and to leverage our capital base. Our JVs are typically entered into with developers, other homebuilders and financial partners to develop finished lots for sale to the JV’s members and other third parties. However, our JV investments are generally very illiquid, due to a lack of a controlling interest in the JVs. In addition, our lack of a controlling interest results in the risk that the JV will take actions that we disagree with, or fail to take actions that we desire, including actions regarding the sale of the underlying property, which could have a negative impact on our operations.

The Company is the managing member in joint venture limited liability companies and may become a managing member or general partner in future joint ventures, and therefore may be liable for joint venture obligations.

Certain of the Company’s active JVs are organized as limited liability companies. The Company is the managing member in some of these and may serve as the managing member or general partner, in the case of a limited partnership JV, in future JVs. As a managing member or general partner, the Company may be liable for a JV’s liabilities and obligations should the JV fail or be unable to pay these liabilities or obligations.

We may incur additional healthcare costs arising from federal healthcare reform legislation.

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, or the Healthcare Reform Legislation, was signed into law in the United States. The Healthcare Reform Legislation increases the level of regulatory complexity for companies that offer health and welfare benefits to their employees. Due to the breadth and complexity of the Healthcare Reform Legislation and the staggered implementation, the uncertain timing of the regulations and limited interpretive guidance, it is difficult to predict the overall impact of the healthcare reform legislation on our business over the coming years. Possible adverse effects include increased healthcare costs, which could adversely affect our business, financial condition and results of operations.

Risks Related to Our Indebtedness

The Company’s high level of indebtedness could adversely affect its financial condition and prevent it from fulfilling its obligations.

The Company is highly leveraged and, subject to certain restrictions, Parent, California Lyon and their subsidiaries may incur substantial additional indebtedness. At June 30, 2012, the total outstanding principal amount of our debt was $323.5 million. The Company’s high level of indebtedness could have detrimental consequences, including the following:

•

the ability to obtain additional financing as needed for working capital, land acquisition costs, building costs, other capital expenditures, or general corporate purposes, or to refinance existing indebtedness before its scheduled maturity, may be limited;

•

the Company will need to use a substantial portion of cash flow from operations to pay interest and principal on the Senior Secured Term Loan due 2015, or the Amended Term Loan, our 12% Senior Subordinated Secured Notes due 2017, or the Notes, and other indebtedness, which will reduce the funds available for other purposes;

•

if Parent or California Lyon is unable to comply with the terms of the agreements governing the indebtedness of the Company, the holders of that indebtedness could accelerate that indebtedness and exercise other rights and remedies against the Company;

•

if the Company has a higher level of indebtedness than some of its competitors, it may put the Company at a competitive disadvantage and reduce the Company’s flexibility in planning for, or responding to, changing conditions in the industry, including increased competition; and

•

substantially all of California Lyon’s actively selling projects are pledged as security for the Amended Term Loan and the Notes and a default on the debt could result in foreclosure on California Lyon’s assets which could, under certain circumstances, limit or prohibit the ability to operate as a going concern.

The Company cannot be certain that cash flow from operations will be sufficient to allow the Company to pay principal and interest on debt, support operations and meet other obligations. If the Company does not have the resources to meet these and other obligations, the Company may be required to refinance all or part of the existing debt, including the Amended Term Loan and the Notes, sell assets or borrow more money. The Company may not be able to do so on acceptable terms, in a timely manner, or at all.

The Amended Term Loan and the indenture governing the Notes impose significant operating and financial restrictions, which may prevent Parent and its subsidiaries from capitalizing on business opportunities and taking some corporate actions.

The Amended Term Loan and the indenture governing the Notes, or the Indenture, impose significant operating and financial restrictions. These restrictions limit the ability of Parent, California Lyon and their subsidiaries, among other things, to:

•	incur additional indebtedness or issue certain equity interests;

•	pay dividends or distributions, repurchase equity or prepay subordinated debt;

•	make certain investments;

•	sell assets;

•	incur liens;

•	create certain restrictions on the ability of restricted subsidiaries to transfer assets;

•	enter into transactions with affiliates;

•	guarantee certain debt; and

•	consolidate, merge or sell all or substantially all of the Company’s assets.

In addition, Parent or its subsidiaries may in the future enter into other agreements refinancing or otherwise governing indebtedness which impose yet additional restrictions. These restrictions may adversely affect Parent’s and its subsidiaries’ ability to finance future operations or capital needs or to pursue available business opportunities. A breach of any of these covenants could result in a default in respect of the related indebtedness. If a default occurs, the relevant lenders could elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable and proceed against any collateral securing that indebtedness.

A breach of the covenants under the Indenture or the Amended Term Loan could result in an event of default under the Indenture or the Amended Term Loan.

Such default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under the Amended Term Loan would permit the lenders under our Amended Term Loan to terminate all commitments to extend further credit under that facility. Furthermore, if we were unable to repay the amounts due and payable under our Amended Term Loan, those lenders could proceed against the collateral granted to them to secure that indebtedness. In the event our lenders or the holders of Notes accelerate the repayment of our borrowings, we cannot assure that we and our subsidiaries would have sufficient assets to repay such indebtedness. As a result of these restrictions, we may be:

•	limited in how we conduct our business;

•	unable to raise additional debt or equity financing to operate during general economic or business downturns; or

•	unable to compete effectively or to take advantage of new business opportunities.

These restrictions may affect our ability to grow in accordance with our plans.

Potential future downgrades of our credit ratings could adversely affect our access to capital and could otherwise have a material adverse effect on us.

Over the past few years, the rating agencies have downgraded the Company’s corporate credit rating due to the deterioration in our homebuilding operations, credit metrics, other earnings-based metrics, because the Company is highly leveraged and the significant decrease in our tangible net worth. These ratings and our current credit condition affect, among other things, our ability to access new capital, especially debt, and negative changes in these ratings may result in more stringent covenants and higher interest rates under the terms of any new debt. Our credit ratings could be further lowered or rating agencies could issue adverse commentaries in the future, which could have a material adverse effect on our business, results of operations, financial condition and liquidity. In particular, a weakening of our financial condition, including a significant increase in our leverage or decrease in our profitability or cash flows, could adversely affect our ability to obtain necessary funds, result in a credit rating downgrade or change in outlook, or otherwise increase our cost of borrowing.

Risks Related to Our Emergence from Chapter 11 Bankruptcy Proceedings

We cannot be certain that the bankruptcy proceedings will not adversely affect our operations going forward.

We emerged from bankruptcy on February 25, 2012. The full extent to which our bankruptcy will impact our business operations, reputation and relationships with our customers, employees, regulators and agents may not be known for some time, and there may be adverse ongoing effects associated with our voluntary petitions, or the Chapter 11 Petitions, under Chapter 11 of Title 11 of the United States Code, as amended, or the Bankruptcy Code.

Our actual financial results may vary significantly from the projections filed with the U.S. Bankruptcy Court, and investors should not rely on the projections.

Neither the projected financial information that we previously filed with the U.S. Bankruptcy Court, or Bankruptcy Court, in connection with the Chapter 11 Petitions nor the financial information included in the disclosure statement for the Plan filed with, and approved by, the Bankruptcy Court, or the Disclosure Statement, should be considered or relied on in connection with the purchase of the capital stock or the Notes registered hereby. We were required to prepare projected financial information and include certain of such information in the Disclosure Statement to demonstrate to the Bankruptcy Court and creditor classes voting on the Plan the feasibility of the Plan and our ability to continue operations upon emergence from the Chapter 11 Petitions. The projections reflect numerous assumptions concerning our anticipated future performance and prevailing and anticipated market and economic conditions that were and continue to be beyond our control and that may not materialize. Projections are inherently subject to uncertainties and to a wide variety of significant business, economic and competitive risks. Our actual results will vary, potentially significantly, from those contemplated by the projections for a variety of reasons. Furthermore, the projections were limited by the information available to us as of the date of the preparation of the projections. These projections have since been updated in relation to our adoption of fresh start accounting in conjunction with the confirmation of the Plan. Therefore, variations from the projections may be material, and investors should not rely on such projections.

Because of the adoption of Debtor in Possession Accounting, financial information for the period from December 19, 2011 through February 24, 2012 will not be comparable to financial information prior to or subsequent to the debtor in possession accounting period.

Upon filing the Chapter 11 Petitions, we adopted Debtor in Possession Accounting, in accordance with ASC 852. Accordingly, our financial statements for the period from December 19, 2011 through February 24, 2012 will not be comparable in many respects to our financial statements prior to December 19, 2011 or subsequent to February 24, 2012. The lack of comparable historical financial information may discourage investors from purchasing our securities.

Because of the adoption of Fresh Start Accounting and the effects of the transactions contemplated by the Plan, financial information subsequent to February 24, 2012 will not be comparable to financial information prior to February 24, 2012.

Upon our emergence from the Chapter 11 Petitions, we adopted Fresh Start Accounting, in accordance with ASC 852, pursuant to which the midpoint of the range of our reorganization value was allocated to our assets in conformity with the procedures specified by Accounting Standards Codification No. 805, Business Combinations. Accordingly, our financial statements subsequent to February 24, 2012 will not be comparable in many respects to our financial statements prior to February 24, 2012. The lack of comparable historical financial information may discourage investors from purchasing our securities.

We may be subject to claims that were not discharged in the Chapter 11 Petitions, which could have a material adverse effect on our results of operations and profitability.

Substantially all of the claims against us that arose prior to the date of our bankruptcy filing were resolved during our Chapter 11 Petitions or are in the process of being resolved in the Bankruptcy Court as part of the claims reconciliation process. Although we anticipate that the remaining claims will be handled in due course with no material adverse effect to our business, financial operations or financial conditions, we cannot assure you that this will be the case or that the resolution of such claims will occur in a timely manner or at all. Subject to certain exceptions (such as certain employee and customer claims) and as set forth in the Plan, all claims against and interests in us and our subsidiaries that arose prior to the initiation of our Chapter 11 Petitions are (1) subject to compromise and/or treatment under the Plan and (2) discharged in accordance with the U.S. Bankruptcy Code, as amended, or the Bankruptcy Code, and terms of the Plan. Pursuant to the terms of the Plan, the provisions of the Plan constitute a good faith compromise or settlement of all such claims and the entry of the order confirming the Plan or other orders resolving objections to claims constitute the Bankruptcy Court’s approval of the compromise or settlement arrived at with respect to all such claims. Circumstances in which claims and other obligations that arose prior to our filing the Chapter 11 Petitions may not have been discharged include instances where a claimant had inadequate notice of the bankruptcy filing.

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

The Company is also subject to a variety of local, state, federal and other statutes, ordinances, rules and regulations concerning the environment. The particular environmental laws which apply to any given homebuilding site vary according to the site’s location, its environmental conditions and the present and former uses of the site, as well as adjoining properties. Environmental laws and conditions may result in delays, may cause the Company to incur substantial compliance and other costs, and can prohibit or severely restrict homebuilding activity in environmentally sensitive regions or areas, which could negatively affect the Company’s results of operations. Under various environmental laws, current or former owners of real estate, as well as certain other categories of parties, may be required to investigate and clean up hazardous or toxic substances or petroleum product releases, and may be held liable to a governmental entity or to third parties for property damage and for investigation and clean-up costs incurred by such parties in connection with the contamination. In addition, in those cases where an endangered species is involved, environmental rules and regulations can result in the elimination of development in identified environmentally sensitive areas.

Risks Related to Ownership of Our Capital Stock

Concentration of ownership of the voting power of our capital stock may prevent other stockholders from influencing corporate decisions and create perceived conflicts of interest.

The significant ownership interest held by entities affiliated with Luxor Capital Group LP, or Luxor, may allow Luxor to dictate the outcome of certain corporate actions requiring stockholder approval. Luxor may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. In addition, this ownership concentration may adversely impact the trading of our capital stock because of a perceived conflict of interest that may exist, thereby depressing the value of our capital stock.

There may be future sales or other dilution of our equity, which may adversely affect the market price of our capital stock and may negatively impact the holders’ investment.

We may issue additional capital stock, including securities that are convertible into or exchangeable for, or that represent the right to receive, capital stock or any substantially similar securities. In addition, with the applicable consent of the holders of our Convertible Preferred Stock, we may issue additional preferred stock. Under our Amended and Restated Certificate of Incorporation, or Certificate of Incorporation, we are authorized to issue 340,000,000 shares of Class A Common Stock; 50,000,000 shares of Class B Common Stock; 120,000,000 shares of Class C Common Stock; 30,000,000 shares of Class D Common Stock; and 80,000,000 shares of preferred stock. As of August 3, 2012, we had (i) 54,793,255 shares of Class A Common Stock issued and outstanding, (ii) 31,464,548 shares of Class B Common Stock issued and outstanding, which can be converted into 31,464,548 shares of Class A Common Stock, (iii) 16,110,366 shares of Class C Common Stock issued and outstanding, which can be converted into 16,110,366 shares of Class A Common Stock, (iv) no shares of Class D Common Stock issued and outstanding, and (v) 64,831,831 shares of Convertible Preferred Stock issued and outstanding, which can be converted into shares of either our Class A Common Stock or Class C Common Stock (depending on the circumstances of the conversion). Accordingly, the Class B Common Stock, Class C Common Stock and Convertible Preferred Stock, if converted, will have a dilutive effect on our outstanding Class A Common Stock and, potentially, on our Class C Common Stock. Further, if we issue additional shares of capital stock in the future and do not issue shares to all then-existing common and/or preferred stockholders in proportion to their interests, the issuance will result in dilution to each stockholder.

Additionally, as of August 3, 2012, there is a warrant outstanding exercisable for an additional 15,737,294 shares of Class B Common Stock. This warrant, if exercised, and if subsequently converted into shares of our Class A Common Stock, would also have a dilutive effect on our Class A Common Stock.

The requirements of being a reporting company may strain our resources and divert management’s attention from other business concerns.

We filed a registration statement covering the resale of shares of our capital stock and the Notes pursuant to certain registration rights that we granted to certain of our shareholders and the holders of the Notes, and pursuant to which, we are subject to the reporting requirements of the Securities Exchange Act of 1934, or the Exchange Act, and the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results, and the Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. Although we have employees to comply with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our costs and expenses.

In addition, changing laws, regulations and standards relating to public disclosure are creating uncertainty for reporting companies. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure practices. As a result, our efforts to comply with evolving laws, regulations and standards are likely to continue to result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, our ability to operate our business and investors’ views of us.

We have established the system and compiled the processing documentation necessary to perform the evaluation needed to comply with Section 404 of the Sarbanes-Oxley Act. During any evaluation and testing process, if we identify one or more material weaknesses in our internal controls over financial reporting, we will be unable to assert that our internal controls are effective.

If we are unable to assert that our internal controls over financial reporting is effective, or if our independent registered public accounting firm is unable to attest to the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our capital stock to decline, and may subject us to investigation or sanctions by the SEC.

We may become subject to certain corporate governance requirements, which may result in increased costs to us and affect our ability to attract or retain board members and executive officers.

We may incur costs associated with corporate governance requirements, including requirements under rules implemented by the SEC or any stock exchange or inter-dealer quotation system on which our capital stock may be listed in the future. The expenses incurred by companies for corporate governance purposes have increased dramatically in recent years. We expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We are unable to currently estimate these costs with any degree of certainty. We also expect that these rules and regulations may make it difficult and expensive for us to obtain director and officer liability insurance, and if we are able to obtain such insurance, we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain such coverage. Further, our board members and executive officers could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which could harm our business.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of our company more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our capital stock.

Provisions in our Certificate of Incorporation and Amended and Restated Bylaws, or the Bylaws, may have the effect of delaying or preventing a change of control or changes in our management. Our Certificate of Incorporation and Bylaws include the following provisions:

•

that after the Conversion Date (as defined in the Company’s Certificate of Incorporation), any action to be taken by our stockholders must be effected at a duly called annual or special meeting and not by written consent;

•	that after the Conversion Date, special meetings of our stockholders can be called only by our board of directors, the Chairman of our board of directors, or our President;

•

following the later of the Conversion Date and the date on which all of the shares of our Class B Common Stock have been converted into shares of Class A Common Stock, or the Specified Date, our directors may not be removed without cause;

•

that from and after the Specified Date, vacancies and newly created directorships resulting from any increase in the authorized number of directors may be filled by a majority of the directors then in office, although less than a quorum, or by a sole remaining director or by the stockholders entitled to vote at any annual or special meeting held in accordance with Article II of the Bylaws; and

•	the approval of a supermajority of our outstanding shares of capital stock is required to amend certain provisions of our Certificate of Incorporation.

These provisions may frustrate or prevent attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, because our parent entity is incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder.

Risks Related Specifically to Common Stock

There is currently no public trading market for our common stock and a trading market may not develop, making it difficult for our stockholders to sell their shares.

There is currently no public trading market for our common stock. In the absence of an active public trading market, an investor may be unable to liquidate an investment in our common stock. As a result, investors: (i) may be precluded from transferring their shares of common stock; (ii) may have to hold their shares of common stock for an indefinite period of time; and (iii) must be able to bear the complete economic risk of losing their investment in us. In the event a market for our common stock should develop, there can be no assurance that the market price will equal or exceed the price paid for any of the shares offered herein.

In addition, we intend for our stock to be traded over-the-counter on the OTCBB. Over-the-counter transactions involve risks in addition to those associated with transactions in securities traded on a securities exchange. Many over-the-counter securities trade less frequently and in smaller volumes than exchange-listed securities. Accordingly, our common stock may be less liquid than it would otherwise be and may be difficult to sell. Also, the value of our common stock may be more volatile than exchange-listed securities. In addition, issuers of securities traded on the OTCBB do not have to meet the same specific quantitative and qualitative listing and maintenance standards.

We do not currently intend to pay dividends on our common stock.

We have not declared or paid any cash dividends on our common stock and we do not plan to do so in the foreseeable future. Any determination to pay dividends to the holders of our common stock will be at the discretion of our board of directors. Further, the payment of cash dividends is restricted under the terms of our Amended Term Loan Agreement. Therefore, you are not likely to receive any dividends on your common stock for the foreseeable future.

Our issued and outstanding shares of Convertible Preferred Stock have rights, preferences and privileges senior to our common stock.

As of August 3, 2012, there were 64,831,831 shares of Convertible Preferred Stock issued and outstanding. Our Convertible Preferred Stock has rights, preferences and privileges senior to our common stock. For instance, the Convertible Preferred Stock ranks senior and prior to the common stock with respect to payment of dividends, redemption payments and rights upon liquidation, dissolution or winding up of the affairs of the Company.

Risks Related Specifically to Preferred Stock

An active trading market for the Convertible Preferred Stock does not exist and may not develop.

The Convertible Preferred Stock has no established trading market. Until the maturity date of the Convertible Preferred Stock, investors seeking liquidity will be limited to selling their shares of Convertible Preferred Stock in the secondary market or converting their shares of Convertible Preferred Stock into shares of common stock and subsequently seeking to sell those shares of common stock. In the event a market should develop for the Convertible Preferred Stock, there can be no assurance that the market price will equal or exceed the price paid for any of the shares offered herein.

We may not be able to repurchase the Convertible Preferred Stock when required.

To the extent not previously converted to common stock, the Company will be required to redeem all the then outstanding shares of Convertible Preferred Stock on the fifteenth anniversary of the date of first issuance of Convertible Preferred Stock, or the Maturity Date. We may not have sufficient funds at the Maturity Date to make the required repurchases or our ability to make such repurchases may be restricted by the terms of our other debt then outstanding. The source of funds for any repurchase required at the Maturity Date will be our available cash or cash generated from operating activities or other sources, including borrowings, sales of assets or sales of equity. We cannot assure you, however, that sufficient funds will be available or that the terms of our other debt then outstanding will permit us at the time of any such events to make any required repurchases of the Convertible Preferred Stock. Furthermore, the use of available cash to fund the repurchase of the Convertible Preferred Stock may impair our ability to obtain additional financing in the future.

The market price of the Convertible Preferred Stock may be directly affected by the market price of our Class A Common Stock and our Class C Common Stock, which may be volatile.

To the extent that a secondary market for the Convertible Preferred Stock develops, because the Convertible Preferred Stock may be converted into Class A Common Stock or Class C Common Stock upon the occurrence of certain events and/or conditions, we believe that the market price of the Convertible Preferred Stock will be significantly affected by the market price of our Class A Common Stock and Class C Common Stock, as applicable. Because there is currently no market for our Class A Common Stock and Class C Common Stock, we cannot predict how the shares of our Class A Common Stock or Class C Common Stock will trade in the future. This may result in greater volatility in the market price of the Convertible Preferred Stock than would be expected for non-convertible stock.

The Convertible Preferred Stock has not been rated.

The Convertible Preferred Stock has not been rated by any nationally recognized statistical rating organization. This factor may affect the trading price of the Convertible Preferred Stock.

Holders of the Convertible Preferred Stock do not have identical rights as the holders of common stock until they acquire the common stock, but will be subject to all changes made with respect to our common stock.

Except for voting and dividend rights, the holders of the Convertible Preferred Stock have no rights with respect to the common stock until conversion of their Convertible Preferred Stock, but your investment in the Convertible Preferred Stock may be negatively affected by such events. Even though the holders of the Convertible Preferred Stock vote on an as-converted basis with the holders of the common stock, upon conversion of the Convertible Preferred Stock, holders will be entitled to exercise the rights of a holder of common stock only as to matters for which the record date occurs on or after the applicable conversion date and only to the extent permitted by law, although holders will be subject to any changes in the powers, preferences, or special rights of common stock that may occur as a result of any shareholder action taken before the applicable conversion date.

Risks Related to the Notes

Your right to receive payments on the Notes is subordinated pursuant to the terms of the Intercreditor Agreement to the prior payment of obligations under the Amended Term Loan.

Pursuant to the terms of the Intercreditor Agreement entered into in connection with our Amended Term Loan, the right to payment on the Notes is subordinate to the prior payment of all Priority Lien Obligations (as defined in the Intercreditor Agreement) of the Amended Term Loan. We and certain of our subsidiaries, including the Guarantors of the Notes, or the Guarantors, are parties to the Amended Term Loan, which is secured by first priority liens on substantially all of our assets and the assets of the Guarantors, subject to certain exceptions. By reason of the subordination provision in the Intercreditor Agreement, in the event of any distribution or payment of our or our Guarantor subsidiaries’ assets in any foreclosure, dissolution, winding-up, liquidation, reorganization or other bankruptcy proceeding, the holders of the Notes will not receive any payment on the Notes until the Priority Lien Obligations have been paid. In any of the foregoing events, we cannot assure you that there will be sufficient assets to pay amounts due on the Notes.

The collateral may not be valuable enough to satisfy all the obligations secured by such collateral and, in certain circumstances, can be released without the consent of the holders of the Notes.

The Indenture allows us to incur additional secured debt or other secured liabilities, including under certain circumstances debt or other liabilities that share in the collateral securing the Notes and the guarantees, or the Note Guarantees, including debt under our Amended Term Loan, which are secured by first priority liens and will have the benefit of payment priority upon enforcement against the collateral.

There is no assurance that the fair market value of the collateral is equal to our obligations with respect to the Notes. In addition, the fair market value of the collateral is subject to fluctuations based on factors that include, among others, general economic conditions and similar factors. The amount to be received upon a sale of the collateral would be dependent on numerous factors, including, but not limited to, the actual fair market value of the collateral at such time, the timing and the manner of the sale and the availability of buyers. Most of the real estate collateral is illiquid and may have no readily ascertainable market value. Likewise, we cannot assure the holders of the Notes that the collateral will be saleable or, if saleable, that there will not be substantial delays in its liquidation. Accordingly, in the event of a foreclosure, liquidation, bankruptcy or similar proceeding, the collateral may not be sold in a timely or orderly manner, and the proceeds from any sale or liquidation of the collateral may not be sufficient to satisfy California Lyon’s and the Guarantors’ obligations under the Notes, the Note Guarantees, the Amended Term Loan and any future debt or other liabilities that are secured by the collateral.

Also, certain permitted liens on the collateral securing the Notes may allow the holder of such lien to exercise rights and remedies with respect to the collateral subject to such lien that could adversely affect the value of such collateral and the ability of the trustee to realize or foreclose upon such collateral.

Other claimants may have security interests in the collateral that have priority to the security interests for the benefit of the holders of the Notes.

The security interest in the collateral for the benefit of the holders of the Notes is subject to certain priority claims, including the following:

•

pursuant to the Intercreditor Agreement, any proceeds realized upon enforcement by the collateral agent of its rights under the various security documents and available to pay claims of the parties subject to the Intercreditor Agreement will be applied first to discharge obligations with respect to our Amended Term Loan (or any replacement facility) before such proceeds will be applied to pay the claims of the holders of the Notes;

•

although the Indenture contains a covenant limiting our ability to create additional liens with respect to the collateral securing the Notes, this covenant has a number of exceptions and permits certain liens, some of which will have a priority claim to some of these assets; and

•

included in the type of liens permitted by the Indenture are Permitted Priority Liens (as defined in the Indenture) which require the collateral agent, pursuant to the terms of the Intercreditor Agreement, to expressly subordinate the security interest in favor of the holders of the Notes to certain kinds of liens that we grant in the ordinary course of our homebuilding business.

The terms of the Indenture and the Intercreditor Agreement permit, without the consent of the holders of the Notes, various releases of the collateral securing the Notes and any future guarantees, which could be adverse to the holders of the Notes.

The lenders under the Amended Term Loan will, at all times prior to the termination of the Amended Term Loan, control all remedies or other actions related to the collateral securing the Notes. In addition, if the lenders under the Amended Term Loan release the liens securing the obligations thereunder in connection with an enforcement action, then, under the terms of the Indenture, the holders of the Notes will be deemed to have given approval for the release of the second-priority liens on such assets securing the Notes. Additionally, the Indenture and the security documents for the Notes provide that the liens securing the Notes on any item of collateral will be automatically released in the event that California Lyon or any future guarantor sells or otherwise disposes of such collateral in a transaction otherwise permitted by the Indenture. Accordingly, substantial collateral may be released automatically without the consent of the holders of the Notes or the trustee under the Indenture.

In addition, in the event of any insolvency or liquidation proceeding, if the lenders under the Amended Term Loan desire to permit any use of cash collateral or debtor-in-possession, or DIP, financing up to a certain capped amount, the collateral agent for the Notes would be limited in raising various objections to such DIP financing. The Intercreditor Agreement will also limit the right of the collateral agent for the Notes to, among other things, seek relief from the “automatic stay” in an insolvency proceeding or to seek or accept “adequate protection” from a bankruptcy court even though such holders’ rights with respect to the collateral are being affected.

The Notes are effectively subordinated to all liabilities of our non-Guarantor subsidiaries.

The Notes are structurally subordinated to indebtedness and other liabilities of our subsidiaries that are not Guarantors of the Notes. In the event of a bankruptcy, insolvency, liquidation, dissolution or reorganization of any of our non-Guarantor subsidiaries, these non-Guarantor subsidiaries will pay the holders of their debts, holders of preferred equity interests and their trade creditors before they will be able to distribute any of their assets to Parent or California Lyon.

The Indenture and our other debt agreements allow our non-Guarantor subsidiaries to incur substantial debt, all of which would be effectively senior to the Notes and the Note Guarantees to the extent of the assets of those non-Guarantor subsidiaries. As of June 30, 2012, our non-Guarantor subsidiaries had approximately $12.7 million of outstanding indebtedness, which would rank effectively senior to the Notes offered hereby, with respect to the assets of such non-Guarantor subsidiaries. In addition, there are no restrictions in the Indenture relating to the transfer of funds between restricted subsidiaries, including between Guarantor and non-Guarantor restricted subsidiaries. The holders of the Notes are structurally subordinated to creditors of the non-Guarantors and are subject to the foregoing risks concerning the amount of such structural subordination, among others.

The Holders of the Notes will not control decisions regarding collateral.

Pursuant to the Intercreditor Agreement, the collateral agent for the Amended Term Loan will be able to control substantially all matters related to the collateral securing the Notes. The lenders under the Amended Term Loan may cause the collateral agent to dispose of, release or foreclose on, or take other actions with respect to, the shared collateral with which the holders of the Notes may disagree or that may be contrary to the interests of the holders of the Notes. To the extent liens on shared collateral securing the Amended Term Loan are released, the liens securing the Notes may also automatically be released.

Furthermore, notwithstanding the above paragraph, the security documents generally allow us and our subsidiaries to remain in possession of, retain exclusive control over, to freely operate, and to collect, invest and dispose of any income from, the collateral securing the Notes. In addition, to the extent we sell any assets that constitute collateral, the proceeds from such sale will be subject to the lien securing the Notes only to the extent such proceeds would otherwise constitute “collateral” securing the Notes under the security documents. To the extent the proceeds from any such sale of collateral do not constitute “collateral” under the security documents, the pool of assets securing the Notes would be reduced and the Notes would not be secured by such proceeds. There are circumstances other than repayment or discharge of the Notes under which the collateral securing the Notes and Note Guarantees will be released automatically, without your consent or the consent of the trustee.

The Note Guarantee of a subsidiary Guarantor will be automatically released to the extent it is released in connection with a sale of such subsidiary Guarantor in a transaction not prohibited by the Indenture. The Indenture also permits us to designate one or more of our restricted subsidiaries that is a Guarantor of the Notes as an unrestricted subsidiary. If we designate a subsidiary Guarantor as an unrestricted subsidiary for purposes of the Indenture, all of the liens on any collateral owned by such subsidiary or any of its subsidiaries and any Note Guarantees by such subsidiary or any of its subsidiaries will be released under the Indenture. Designation of an unrestricted subsidiary will reduce the aggregate value of the collateral securing the Notes to the extent that liens on the assets of the unrestricted subsidiary and its subsidiaries are released. In addition, the creditors of the unrestricted subsidiary and its subsidiaries will have a claim on the assets of such unrestricted subsidiary and its subsidiaries.

The collateral securing the Notes may be subject to material exceptions, defects and encumbrances that adversely impact its value.

Any exceptions, defects, encumbrances, liens and other imperfections on the collateral that secures the first lien indebtedness could adversely affect the value of the collateral securing the Notes as well as the ability of the collateral agent to realize or foreclose on such collateral. In addition, our business requires numerous federal, state and local permits and licenses. Continued operation of properties that are the collateral for the Notes depends on the maintenance of such permits and licenses may be prohibited. Our business is subject to substantial regulations and permitting requirements and may be adversely affected if we are unable to comply with existing regulations or requirements or changes in applicable regulations or requirements. In the event of foreclosure, the transfer of such permits and licenses may be prohibited or may require us to incur significant cost and expense. Further, we cannot assure you that the applicable governmental authorities will consent to the transfer of all such permits. If the regulatory approvals required for such transfers are not obtained or are delayed, the foreclosure may be delayed, a temporary shutdown of operations may result and the value of the collateral may be significantly decreased.

The “one action” rule in California may limit the ability of the collateral agent to foreclose on California real property that has been mortgaged to secure the Notes and may provide certain defenses to the enforcement of the Note Guarantees against the Guarantors.

A substantial portion of the collateral securing the Notes consists of real property located in California. California law prohibits more than one “action” to enforce a mortgage obligation, and some courts have construed the term “action” broadly to include both judicial and non-judicial actions (i.e., non-judicial foreclosure). California also has anti-deficiency laws, which in combination with “one action” laws, require creditors with debt secured by real property to first seek to exhaust the secured collateral before the creditor may seek a judgment on the deficiency (if permitted at all under the anti-deficiency statutes). Further, application of the California one-action rule may impair or limit the ability of the collateral agent to enforce its remedies on real property located outside of California prior to enforcing its remedies against the California real property in case such enforcement is perceived as an “action” to enforce the mortgage obligation under California law. If a court determines that the collateral agent has taken its “action” to enforce the mortgage obligation, the collateral agent may inadvertently waive its security interest in the property. Also, application of the California one-action rule may result in certain defenses to the enforcement of a guarantee of an obligation if that obligation is secured by real property located in California. As a result, the collateral agent’s ability to foreclose upon any California real property that has been mortgaged to secure the Notes may be significantly delayed and otherwise limited by the application of California law.

Rights of the holders of Notes in the collateral may be adversely affected by the failure to perfect liens on certain collateral delivered after the issue date or acquired in the future.

Applicable law requires that certain property and rights acquired after the grant of a general security interest or lien can only be perfected at the time such property and rights are acquired and identified. There can be no assurance that the trustee or the collateral agent will monitor, or that we will inform the collateral agent or the administrative agent of, the future acquisition of property and rights that constitute collateral, and that the necessary action will be taken to properly perfect the lien on such after-acquired collateral. The collateral agent for the Notes has no obligation to monitor the acquisition of additional property or rights that constitute collateral or the perfection of any security interests therein. Such failure may result in the loss of the practical benefits of the liens thereon or of the priority of the liens securing the Notes.

If we, or any Guarantor, were to become subject to a bankruptcy proceeding, any liens recorded or perfected after the issue date of the Notes would face a greater risk of being invalidated than if they had been recorded or perfected on the issue date of the Notes. Liens recorded or perfected after the issue date of the Notes beyond the time period provided for perfecting as permitted under the Bankruptcy Code, such as the mortgage described above, may be treated under bankruptcy law as if they were delivered to secure previously existing indebtedness. In bankruptcy proceedings commenced within 90 days of lien perfection, a lien given to secure previously existing debt is materially more likely to be avoided as a preference by a bankruptcy court than if delivered and promptly recorded on the issue date of the indebtedness. Accordingly, if we or a Guarantor were to file for bankruptcy protection after the issue date of the Notes and the liens had been perfected less than 90 days before commencement of such bankruptcy proceeding, the liens securing the Notes may be especially subject to challenge as a result of having been perfected after their issue date. To the extent that such challenge succeeded, you would lose the benefit of the security that the collateral was intended to provide.

Bankruptcy laws may limit the ability of the holders of the Notes to realize value from the collateral.

The right of the collateral agent to repossess and dispose of the collateral upon the occurrence of an event of default under the Indenture is likely to be significantly impaired by applicable bankruptcy law if a bankruptcy case were to be commenced by or against either California Lyon or any of the Guarantors before the collateral agent repossessed and disposed of the collateral. For example, under Title 11 of the Bankruptcy Code, pursuant to the automatic stay imposed upon the bankruptcy filing, a secured creditor is prohibited from repossessing its collateral from a debtor in a bankruptcy case, or from disposing of collateral repossessed from such debtor, or taking other actions to levy against a debtor, without bankruptcy court approval after notice and a hearing. Moreover, the Bankruptcy Code permits the debtor to continue to retain and to use collateral even though the debtor is in default under the applicable debt instruments, provided that the secured creditor is given “adequate protection.” The meaning of the term “adequate protection” is undefined in the Bankruptcy Code and may vary according to circumstances (and is within the discretion of a bankruptcy court), but it is intended in general to protect the secured creditor’s interest in the collateral from diminishing in value during the pendency of a bankruptcy case and may include periodic payments or the granting of additional security, if and at such times as the court in its discretion determines, for any diminution in the value of the collateral as a result of the automatic stay or any use of the collateral by the debtor during the pendency of a bankruptcy case. A bankruptcy court could conclude the secured creditor’s interest in its collateral is “adequately protected” against any diminution in value during a bankruptcy case without the need of providing any additional adequate protection. Due to imposition of the automatic stay, lack of a precise definition of the term “adequate protection” and broad discretionary powers of a bankruptcy court, it is impossible to predict (i) how long payments under the Notes could be delayed, or whether any payments will be made at all, following commencement of a bankruptcy case, (ii) whether or when the collateral agent could repossess or dispose of the collateral or (iii) whether or to what extent the holders of the Notes would be compensated for any delay in payment or loss of value of the collateral through the requirement of “adequate protection.”

The collateral is subject to casualty risks.

There are certain losses that may occur to the collateral that may be either uninsurable or not economically insurable, in whole or in part. Insurance proceeds may not compensate us fully for our losses. If there is a complete or partial loss of any of the collateral, the insurance proceeds may not be sufficient to satisfy all of the secured obligations, including the Notes and the Note Guarantees.

In the event of a total or partial loss to any of the mortgaged facilities, certain items of equipment, fixtures and other improvements may not be easily replaced. Accordingly, even though there may be insurance coverage, the extended period needed to manufacture or construct replacement of such items could cause significant delays.

In the event of a bankruptcy of California Lyon or any of the Guarantors, the holders of the Notes may be deemed to have an unsecured claim to the extent that obligations in respect of the Notes exceed the fair market value of the collateral securing the Notes.

In any bankruptcy case under the Bankruptcy Code, with respect to either California Lyon or any of the Guarantors, it is possible that the bankruptcy trustee, the debtor-in-possession or other competing creditors will assert the value of the collateral with respect to the Notes on the date of such valuation is less than the then-current principal amount of the Notes and all other obligations with equal and ratable security interests in the collateral. Upon a finding by a bankruptcy court that the Notes are under-collateralized, the claims in a bankruptcy case with respect to the Notes would be bifurcated between a secured claim and an unsecured claim, and the unsecured claim would not be entitled to the benefits of security in the collateral. Other consequences of a finding of under-collateralization would be, among other things, a lack of entitlement on the part of the Notes to receive post-petition interest and a lack of entitlement on the part of the unsecured portion of the Notes to receive “adequate protection” under the Bankruptcy Code. In addition, if any payments of post-petition interest had been made prior to the time of such a finding of under-collateralization, those payments could be recharacterized by a bankruptcy court as a reduction of the principal amount of the secured claim with respect to the Notes.

Fraudulent transfer and other laws may permit a court to void the issuance of the Notes and the Note Guarantees, and if that occurs, you may not receive any payments on the Note Guarantees.

The issuance of the Notes and the Note Guarantees may be subject to review under federal and state fraudulent transfer and conveyance statutes if a bankruptcy, liquidation or reorganization case or a lawsuit, including under circumstances in which bankruptcy is not involved, were commenced at some future date by us, by the Guarantors or on behalf of our unpaid creditors or the unpaid creditors of a Guarantor. While the relevant laws may vary from state to state, the incurrence of the obligations in respect of the Notes and the Note Guarantees, and the granting of the security interests in respect thereof, will generally be a fraudulent conveyance if (i) the consideration was paid with the intent of hindering, delaying or defrauding creditors or (ii) we or any of our Guarantors, as applicable, received less than reasonably equivalent value or fair consideration in return for issuing either the Notes or a Note Guarantee, and, in the case of (ii) only, one of the following is also true:

•	we or any of the Guarantors were or was insolvent or rendered insolvent by reason of issuing the Notes or the Note Guarantees;

•	payment of the consideration left us or any of the Guarantors with an unreasonably small amount of capital to carry on the business; or

•

we or any of our Guarantors intended to, or believed that we or it would, incur debts beyond our or its ability to pay as they mature. If a court were to find that the issuance of the Notes or a Note Guarantee was a fraudulent conveyance, the court could void the payment obligations under the Notes or such Note Guarantee or further subordinate the Notes or such Note Guarantee to presently existing and future indebtedness of ours or such Guarantor, require the holders of the Notes to repay any amounts received with respect to the Notes or such Note Guarantee or void or otherwise decline to enforce the security interests and related security agreements in respect thereof. In the event of a finding that a fraudulent conveyance occurred, you may not receive any repayment on the Notes. Further, the voidance of the Notes could result in an event of default with respect to our other debt and that of the Guarantors that could result in acceleration of such debt.

The measures of insolvency for purposes of fraudulent conveyance laws vary depending upon the law of the jurisdiction that is being applied. Generally, an entity would be considered insolvent if, at the time it incurred indebtedness:

•	the sum of its debts, including contingent liabilities, was greater than the fair saleable value of all its assets;

•

the present fair saleable value of its assets was less than the amount that would be required to pay its probable liability on its existing debts and liabilities, including contingent liabilities, as they become absolute and mature; or

•	it could not pay its debts as they become due.

We cannot be certain as to the standards a court would use to determine whether or not we or the Guarantors were solvent at the relevant time, or regardless of the standard used, that the issuance of the Notes and the Note Guarantees would not be subordinated to our or any Guarantor’s other debt. If the Note Guarantees were legally challenged, any Note Guarantee could also be subject to the claim that, since the Note Guarantee was incurred for our benefit, and only indirectly for the benefit of the Guarantor, the obligations of the applicable subsidiary Guarantor were incurred for less than fair consideration. Therefore, a court could void the obligations under the Note Guarantees, subordinate them to the applicable Guarantor’s other debt or take other action detrimental to the holders of the Notes. In addition, a recent bankruptcy court decision in Florida questioned the validity of a customary savings clause in a Note Guarantee.

If an active trading market does not develop for the Notes, you may not be able to resell them.

There is no established trading market for the Notes and an active trading market for the Notes may not develop, in which case the market price and liquidity of the Notes may be adversely affected. In addition, you may not be able to sell your Notes at a particular time or at a price favorable to you. Future trading prices of the Notes will depend on many factors, including:

•	our operating performance and financial condition;

•	our prospects or the prospects for companies in our industry generally;

•	the interest of securities dealers in making a market in the Notes;

•	the market for similar securities; and

•	prevailing interest rates.

Historically, the market for non-investment grade debt has been subject to disruptions that have caused volatility in the prices of these securities. It is possible that the market for the Notes will be subject to disruptions. A disruption may have a negative effect on you as a holder of the Notes, regardless of our prospects or performance.

The market price of the Notes could be significantly affected by the market price of our common stock and other factors.

We expect that the market price of the Notes will be significantly affected by the market price of our common stock. This may result in greater volatility in the market price of the Notes than would be expected for nonconvertible debt securities.

Any future pledge of collateral or guarantee in favor of the holders of the Notes might be voidable in bankruptcy.

Any future pledge of collateral or guarantee in favor of the holders of the Notes might be voidable in a bankruptcy case of the pledgor or Guarantor if certain events or circumstances exist or occur, including under the Bankruptcy Code, if the pledgor or Guarantor is insolvent at the time of the pledge or guarantee, the pledge or guarantee enables the holders of the Notes to receive more than they would if the pledge or guarantee had not been made and the debtor were liquidated under Chapter 7 of the Bankruptcy Code, and a bankruptcy case in respect of the pledgor is commenced within 90 days following the pledge (or one year before commencement of a bankruptcy case if the creditor that benefited from the lien or guarantee is an “insider” under the Bankruptcy Code).

Other Risks

The Company may not be able to benefit from net operating loss, or NOL carry forwards.

At December 31, 2011, the Company had gross federal and state net operating loss, or NOL, carry forwards totaling approximately $177.3 million and $440.4 million, respectively. Federal NOL carry forwards begin to expire in 2028; state net operating loss carry forwards begin to expire in 2013. In addition, the Company has alternative minimum tax (AMT) credit carry forwards of $2.7 million which do not expire. We have fully reserved against all of our deferred tax assets, including the NOL carry forward that was carried on our financial statements, due to the possibility that the we may not have taxable income and the limitations required under the Internal Revenue Code, or IRC, Sections 382 and 383.

Our emergence from Chapter 11 proceedings may limit our ability to offset future U.S. taxable income with tax losses and credits incurred prior to emergence from Chapter 11 bankruptcy proceedings.

In connection with our emergence from Chapter 11 bankruptcy proceedings, we were able to retain a portion of our U.S. net operating loss and tax credit carryforwards, or the Tax Attributes. However, IRC Sections 382 and 383 provide an annual limitation with respect to the ability of a corporation to utilize its Tax Attributes against future U.S. taxable income in the event of a change in ownership. Our emergence from Chapter 11 bankruptcy proceedings is considered a change in ownership for purposes of IRC Section 382. In our situation, the limitation under the IRC will be based on the value of our equity (for purposes of the applicable tax rules) on or around the time of emergence. As a result, our future U.S. taxable income may not be fully offset by the Tax Attributes if such income exceeds our annual limitation, and we may incur a tax liability with respect to such income. In addition, subsequent changes in ownership for purposes of the IRC could further diminish our ability to utilize Tax Attributes.

Future terrorist attacks against the United States or increased domestic or international instability could have an adverse effect on our operations.

Adverse developments in the war on terrorism, future terrorist attacks against the United States, or any outbreak or escalation of hostilities between the United States and any foreign power, including the armed conflicts in Iraq and Afghanistan, may cause disruption to the economy, our Company, our employees and our customers, which could adversely affect our revenues, operating expenses and financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

As previously disclosed in the Company’s Current Report on Form 8-K dated June 29, 2012, on June 28, 2012, the Company consummated the purchase of certain real property (comprising approximately 165 acres) in San Diego County, California; San Bernardino County, California; Maricopa County, Arizona; and Clark County, Nevada, representing seven separate residential for sale developments, comprising over 1,000 lots. The aggregate purchase price of the property was $21,500,000. The Company paid $11,000,000 cash, and issued 10,000,000 shares of Class A common stock of the Company, to investment vehicles managed by affiliates of Colony Capital, LLC, or Colony, for consideration of the property.

The shares of Class A common stock were issued in reliance upon the exemption from securities registration afforded by the provisions of Section 4(2) of the Securities Act of 1933, as amended, or the Securities Act, and/or Regulation D, as promulgated by the U.S. Securities and Exchange Commission under the Securities Act, based upon the following: (a) the offer and sale of the securities was part of a privately negotiated transaction only with Colony and did not involve a general solicitation and (b) Colony represented in the transaction documents that it was an accredited investor as defined in Regulation D of the Securities Act.

Item 3.	Defaults Upon Senior Securities

See Note 2 and Note 10 of “Notes to Condensed Consolidated Financial Statements” and “Management’s Discussion and Analysis—Chapter 11 Reorganization” for a description of the events leading to the Chapter 11 Petitions.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Our Amended and Restated Bylaws, or Bylaws, which were amended and restated pursuant to the Plan, provide that, prior to the later of the Conversion Date (as defined in our Amended and Restated Certificate of Incorporation, or the Certificate of Incorporation) and the date on which all of the shares of our Class B Common Stock have been converted into shares of our Class A Common Stock, or the Specified Date, our board of directors shall consist of seven members and shall be elected by the stockholders of record entitled to vote for such directors as set forth in the Certificate of Incorporation. Directors are elected by the holders of record of a plurality of the votes entitled to vote for such directors, and each director shall hold office until the next annual meeting of stockholders and until his or her successor is duly elected and qualified, or until his or her earlier resignation or removal.

Our Certificate of Incorporation, which was amended and restated pursuant to the Plan, provides that prior to the earlier to occur of (i) the Conversion Date and (ii) the conversion in full of all shares of Class B Common Stock into Class A Common Stock, the board of directors will consist of the following seven members: (i) one Class A Director; (ii) two Class B/D Directors; (iii) two Class C Directors; (iv) one Class C Independent Director; and (v) one Class A/B/C Independent Director.

Such directors will be elected, appointed and removed in the following manner:

•	the Class A Director will be elected (and may be removed with or without cause, at any time) by the holders of the Class A Common Stock, voting together as a class;

•	the Class B/D Directors will be elected (and may be removed with or without cause, at any time) by the holders of the Class B Common Stock and Class D Common Stock, voting together as a class;

•

the Class C Directors will be elected (and may be removed with or without cause, at any time) by the holders of the Class C Common Stock and the Convertible Preferred Stock, voting together as a class;

•

the Class C Independent Director will be elected (and may be removed with or without cause, at any time) by the holders of a majority of the Class C Common Stock and the Convertible Preferred Stock, voting together as a class; and

•

the Class A/B/C Independent Director will be elected (and may be removed with or without cause, at any time) by the holders of (i) 66 2/3% of the Class A Common Stock, voting separately as a class, (ii) the majority of the Class B Common Stock, voting separately as a class, and (iii) the majority of the Class C Common Stock and Convertible Preferred Stock, voting together as a separate class.

From and after the date of the first annual meeting, no individual may be nominated or appointed as a Class C Independent Director or Class A/B/C Independent Director, nor may any individual serve as a Class C Independent Director or Class A/B/C Independent Director, unless such individual is independent at the time of nomination and appointment and continues to be independent throughout such individual’s period of service.

On or following the Conversion Date while any shares of Class B Common Stock remain outstanding, the board of directors will consist of seven members, and such directors will be elected, appointed and removed in the following manner:

•	three directors will be elected (and may be removed with or without cause, at any time) by the holders of the Class A Common Stock, voting together as a class;

•	two directors will be elected (and may be removed with or without cause, at any time) by the holders of the Class B Common Stock, voting together as a class;

•

one director will be elected (and may be removed with or without cause, at any time), by the holders of the Class A Common Stock, voting together as a class; provided, however, that no individual may be nominated or appointed as such director, nor may any individual serve as such director, unless such individual is independent at the time of nomination and appointment and continues to be independent throughout such individual’s period of service; and

•

one director will be elected (and may be removed with or without cause, at any time), by the holders of (i) the majority of the Class A Common Stock, voting separately as a class, and (ii) the majority of the Class B Common Stock, voting separately as a class; provided, however, that no individual may be nominated or appointed as such director, nor may any individual serve as such director, unless such individual is independent at the time of nomination and appointment and continues to be independent throughout such individual’s period of service.

Following the conversion in full of all shares of Class B Common Stock and prior to the Conversion Date, the number of members of the board of directors will be fixed at seven, and such directors will be elected, appointed and removed in the following manner:

•	three directors will be elected (and may be removed with or without cause, at any time) by the holders of the Class A Common Stock and the Class D Common Stock, voting together as a separate class;

•	two directors will be elected (and may be removed with or without cause, at any time) by the holders of the Class C Common Stock and the Convertible Preferred Stock, voting together as a class;

•

one director will be elected (and may be removed with or without cause, at any time), by the holders of the Class C Common Stock and the Convertible Preferred Stock, voting together as a class; provided, however, that no individual may be nominated or appointed as such director pursuant to, nor may any individual serve as such director, unless such individual is independent at the time of nomination and appointment and continues to be independent throughout such individual’s period of service; and

•

one director will be elected (and may be removed with or without cause, at any time), by the holders of (i) the majority of the Class A Common Stock, voting together as a separate class, and (ii) the majority of the Class C Common Stock and the Convertible Preferred Stock, voting together separately as a class; provided, however, that no individual may be nominated or appointed as such director, nor may any individual serve as such director, unless such individual is independent at the time of nomination and appointment and continues to be independent throughout such individual’s period of service.

From and after the Specified Date, the board of directors will consist of one or more members. The number of directors will be fixed and may be changed from time to time by resolution duly adopted by the board of directors or the stockholders, and all of the directors will be elected (and may be removed with or without cause, at any time) by the holders of the Class A Common Stock. Except as provided in the Certificate of Incorporation, directors will be elected by the holders of record of a plurality of the votes cast at annual meetings of stockholders, and each director so elected will hold office until the next annual meeting and until his or her successor is duly elected and qualified, or until his or her earlier resignation or removal.

Prior to the Specified Date, vacancies may be filled by the vote of the stockholders entitled to appoint such directors. From and after the Specified Date, vacancies and newly created directorships resulting from any increase in the authorized number of directors may be filled by a majority of the directors then in office, although less than a quorum, or by a sole remaining director or by the stockholders entitled to vote at any annual or special meeting held in accordance with the Certificate of Incorporation, and the directors so chosen will hold office until the next annual or special meeting called for that purpose and until their successors are duly elected and qualified, or until their earlier resignation or removal.

The board of directors seeks to ensure that the board of directors is composed of members whose particular experience, qualifications, attributes and skills, when taken together, will allow the board of directors to satisfy its oversight responsibilities effectively. New directors are approved by the board of directors after recommendation by the Nominating and Corporate Governance Committee, or the Nominating and Corporate Governance Committee. In the case of a vacancy on the board of directors, the board of directors approves a director to fill the vacancy following the recommendation of a candidate by the Chairman of the Board. In identifying candidates for director, the Nominating and Corporate Governance Committee and the board of directors take into account (1) the comments and recommendations of board members regarding the qualifications and effectiveness of the existing board of directors or additional qualifications that may be required when selecting new board members that may be made in connection with annual assessments prepared by each director of the effectiveness of the board of directors and of each committee of the board of directors on which he or she serves, (2) the requisite expertise and sufficiently diverse backgrounds of the board of directors’ overall membership composition, (3) the independence of outside directors and other possible conflicts of interest of existing and potential members of the board of directors and (4) all other factors it considers appropriate.

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

101**	The following materials from William Lyon Homes’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Cash Flows; (iv) Condensed Consolidated Statements of Shareholders’ Equity; and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text

*	The information in Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act (including this Report), unless the Registrant specifically incorporates the foregoing information into those documents by reference.
**	Pursuant to Rule 405(a)(2) of Regulation S-T, the registrant is relying upon the applicable 30-day grace period for the initial filing of its first Interactive Data File required to contain detail-tagged footnotes and schedules. The registrant intends to file the required detail-tagged footnotes or schedules by the filing of an amendment to this Quarterly Report on Form 10-Q within the 30-day period.

WILLIAM LYON HOMES

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAM LYON HOMES,
a Delaware corporation

Date: August 14, 2012	By:	/s/ COLIN T. SEVERN
Colin T. Severn
Vice President, Chief Financial Officer, Corporate Secretary (Principal Accounting Officer and Duly Authorized Signatory)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

32.1 *	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

32.2 *	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

101 **	The following materials from William Lyon Homes’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Cash Flows; (iv) Condensed Consolidated Statements of Shareholders’ Equity; and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text

*	The information in Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act (including this Report), unless the Registrant specifically incorporates the foregoing information into those documents by reference.
**	Pursuant to Rule 405(a)(2) of Regulation S-T, the registrant is relying upon the applicable 30-day grace period for the initial filing of its first Interactive Data File required to contain detail-tagged footnotes and schedules. The registrant intends to file the required detail-tagged footnotes or schedules by the filing of an amendment to this Quarterly Report on Form 10-Q within the 30-day period.