Form 10-Q/A
period 2012-06-30
WILLIAM LYON HOMES
filed 2012-09-12
CIK 1095996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-31625

WILLIAM LYON HOMES

(Exact name of registrant as specified in its charter)

Delaware	33-0864902
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4490 Von Karman Avenue	92660
Newport Beach, California (Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at August 3, 2012
Convertible preferred stock, par value $.01 Common stock, Class A, par value $.01 Common stock, Class B, par value $.01 Common stock, Class C, par value $.01 Common stock, Class D, par value $.01	64,831,831 54,793,255 31,464,548 16,110,366 —

EXPLANATORY NOTE

William Lyon Homes (“we,” “us,” “our,” or the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q (“Amendment No. 1”) for the fiscal quarter ended June 30, 2012 to include certain Interactive Data Files as exhibits as required by Part II, Item 6 (Exhibits) of Form 10-Q. When we initially filed our Form 10-Q for the fiscal quarter ended June 30, 2012, which was filed with the Securities and Exchange Commission on August 14, 2012, we relied upon Rule 405(a)(2) of Regulation S-T to take advantage of the 30-day grace period for the initial filing of our first Interactive Data File required to contain detail-tagged footnotes or schedules. We are filing this Amendment No. 1 for the purpose of furnishing the Interactive Data Files, including Exhibits 101.INS, 101.SCH, 101.CAL, 101.DEF, 101.LAB and 101.PRE, in Part II, Item 6 of this Form 10-Q and making certain conforming changes to Item 6.

No other information included in the Company’s Form 10-Q for the fiscal quarter ended June 30, 2012 is changed by this Amendment No. 1. In addition, this Amendment No. 1 does not reflect events occurring after August 14, 2012, the date we initially filed our Form 10-Q for the fiscal quarter ended June 30, 2012, nor does it modify or update those disclosures in the Form 10-Q that may have been affected by subsequent events.

Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files furnished as Exhibit 101 to this Amendment No. 1 will not be deemed “filed” for the purposes of Section 18 of the Securities and Exchange Act of 1934 or otherwise subject to the liability of that section, nor will they be deemed filed or made a part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, or otherwise subject to liability under those sections.

Item 6.	Exhibits

Exhibit No.	Description

31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

32.1+*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

32.2+*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

†	Filed with the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012, which was filed with the Securities and Exchange Commission on August 14, 2012.
+	Furnished with the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012, which was filed with the Securities and Exchange Commission on August 14, 2012.
*	The information in Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act (including this Report), unless the Registrant specifically incorporates the foregoing information into those documents by reference.
**	Pursuant to Rule 406T of Regulation S-T, the XBRL information will not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934 and will not be deemed filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, or otherwise subject to liability under those Sections.

WILLIAM LYON HOMES

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAM LYON HOMES Registrant

Date: September 12, 2012	By:	/s/ COLIN T. SEVERN
Colin T. Severn Vice President, Chief Financial Officer, Corporate Secretary (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

32.1+*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

32.2+*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

†	Filed with the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012, which was filed with the Securities and Exchange Commission on August 14, 2012.
+	Furnished with the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012, which was filed with the Securities and Exchange Commission on August 14, 2012.
*	The information in Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act (including this Report), unless the Registrant specifically incorporates the foregoing information into those documents by reference.
**	Pursuant to Rule 406T of Regulation S-T, this XBRL information shall not be deemed “filed” for the purposes of Section 18 of the Securities and Exchange Act of 1934 or otherwise subject to the liability of that section, nor shall it be deemed filed or made a part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, or otherwise subject to liability under those sections.