Form 10-Q
period 2012-09-30
WILLIAM LYON HOMES
filed 2012-10-25
CIK 1095996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    YES  ☒    NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at October 19, 2012
Convertible preferred stock, par value $.01	77,005,744
Common stock, Class A, par value $.01	70,031,350
Common stock, Class B, par value $.01	31,464,548
Common stock, Class C, par value $.01	16,110,366
Common stock, Class D, par value $.01	3,120,000

WILLIAM LYON HOMES

INDEX

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.

Financial Statements: as of September 30, 2012 (Successor), for the Three Months Ended September 30, 2012 (Successor), for the Period from January 1, 2012 through February 24, 2012 (Predecessor), the Period from February 25, 2012 through September 30, 2012 (Successor), the Three and Nine Months Ended September 30, 2011 (Predecessor) (unaudited), and as of December 31, 2011 (Predecessor) (audited)

	Condensed Consolidated Balance Sheets	4

	Condensed Consolidated Statements of Operations	5

	Condensed Consolidated Statements of Equity (Deficit)	6

	Condensed Consolidated Statements of Cash Flows	7

	Notes to Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	40

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	68

Item 4.	Controls and Procedures	69

PART II. OTHER INFORMATION		70

Item 1.	Legal Proceedings	70

Item 1A.	Risk Factors	70

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	71

Item 3.	Defaults Upon Senior Securities	72

Item 4.	Mine Safety Disclosures	72

Item 5.	Other Information	72

Item 6.	Exhibits	73

SIGNATURES		74

EXHIBIT INDEX		75

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

WILLIAM LYON HOMES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except number of shares and par value per share)

	Successor	Predecessor
	September 30,	December 31,
	2012	2011
	(unaudited)
ASSETS
Cash and cash equivalents — Notes 1 and 11	$74,445	$20,061
Restricted cash — Note 1	887	852
Receivables	13,309	13,732
Real estate inventories — Note 7
Owned	369,146	398,534
Not owned	44,908	47,408
Deferred loan costs, net	1,992	8,810
Goodwill — Note 8	14,209	—
Intangibles, net of accumulated amortization of $5,034 as of September 30, 2012 — Note 9	4,436	—
Other assets, net	6,225	7,554

Total assets	$529,557	$496,951

LIABILITIES AND EQUITY (DEFICIT)
Liabilities not subject to compromise
Accounts payable	$11,487	$1,436
Accrued expenses	37,224	2,082
Liabilities from inventories not owned — Note 14	44,908	47,408
Notes payable — Note 10	10,961	74,009
Senior Secured Term Loan due January 31, 2015 — Note 10	235,000	206,000
Senior Subordinated Secured Notes due February 25, 2017 — Note 10	75,916	—

	415,496	330,935

Liabilities subject to compromise
Accounts payable	—	3,946
Accrued expenses	—	48,457
7 5/8% Senior Notes due December 15, 2012 — Note 10	—	66,704
10 3/4% Senior Notes due April 1, 2013 — Note 10	—	138,912
7 1/2% Senior Notes due February 15, 2014 — Note 10	—	77,867

	—	335,886

Commitments and contingencies — Note 14
Redeemable Convertible Preferred Stock — Note 15:
Redeemable convertible preferred stock, par value $0.01 per share; 80,000,000 shares authorized; 64,831,831 shares issued and outstanding at September 30, 2012	57,069	—
Equity (deficit):
William Lyon Homes stockholders’ equity (deficit) — Note 16
Common stock (Predecessor), par value $0.01 per share; 3,000 shares authorized; 1,000 shares outstanding at December 31, 2011	—	—
Common stock, Class A, par value $0.01 per share; 340,000,000 shares authorized; 54,793,255 shares issued and outstanding at September 30, 2012	548	—
Common stock, Class B, par value $0.01 per share; 50,000,000 shares authorized; 31,464,548 shares issued and outstanding at September 30, 2012	315	—
Common stock, Class C, par value $0.01 per share; 120,000,000 shares authorized; 16,110,366 shares issued and outstanding at September 30, 2012	161	—
Common stock, Class D, par value $0.01 per share; 30,000,000 shares authorized; no shares outstanding at September 30, 2012	—	—
Additional paid-in capital	53,591	48,867
Accumulated deficit	(9,409)	(228,383)

Total William Lyon Homes stockholders’ equity (deficit)	45,206	(179,516)
Noncontrolling interest — Note 5	11,786	9,646

Total equity (deficit)	56,992	(169,870)

Total liabilities and equity (deficit)	$529,557	$496,951

See accompanying notes to condensed consolidated financial statements

WILLIAM LYON HOMES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except number of shares and per share data)

(unaudited)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Period from February 25 through September 30, 2012	Period from January 1 through February 24, 2012	Nine Months Ended September 30, 2011
Operating revenue
Home sales	$76,617	$53,703	$145,977	$16,687	$148,072
Lots, land and other sales	9,325	—	100,125	—	—
Construction services — Note 1	7,045	6,027	16,473	8,883	13,579

	92,987	59,730	262,575	25,570	161,651

Operating costs
Cost of sales — homes	(63,012)	(46,635)	(122,155)	(14,598)	(129,640)
Cost of sales — lots, land and other	(7,783)	(10)	(92,975)	—	(11)
Impairment loss on real estate assets —Note 7	—	(24,896)	—	—	(24,896)
Construction services — Note 1	(6,410)	(5,611)	(15,061)	(8,223)	(12,438)
Sales and marketing	(4,172)	(4,187)	(8,835)	(1,944)	(13,283)
General and administrative	(7,080)	(4,765)	(18,959)	(3,302)	(16,687)
Other	(945)	(865)	(2,402)	(187)	(2,066)

	(89,402)	(86,969)	(260,387)	(28,254)	(199,021)

Equity in (loss) income of unconsolidated joint ventures	—	(71)	—	—	3,605

Operating income (loss)	3,585	(27,310)	2,188	(2,684)	(33,765)
Interest expense, net of amounts capitalized — Note 1	(2,491)	(8,006)	(7,327)	(2,507)	(17,981)
Other income, net — Note 12	95	442	1,471	230	686

Income (loss) before reorganization items and provision for income taxes	1,189	(34,874)	(3,668)	(4,961)	(51,060)
Reorganization items, net — Note 4	(712)	(4,826)	(1,894)	233,458	(10,902)

Income (loss) before provision for income taxes	477	(39,700)	(5,562)	228,497	(61,962)
Provision for income taxes — Note 13	(11)	—	(11)	—	(10)

Net income (loss)	466	(39,700)	(5,573)	228,497	(61,972)
Less: Net (income) loss attributable to noncontrolling interest	(1,218)	66	(2,038)	(114)	(58)

Net (loss) income attributable to William Lyon Homes	(752)	(39,634)	(7,611)	228,383	(62,030)

Preferred stock dividends	(755)	—	(1,798)	—	—

Net (loss) income available to common stockholders	$(1,507)	$(39,634)	$(9,409)	$228,383	$(62,030)

(Loss) income per common share:
Basic	$(0.01)	$(39,634)	$(0.10)	$228,383	$(62,030)
Diluted	$(0.01)	$(39,634)	$(0.10)	$228,383	$(62,030)
Weighted average common shares outstanding:
Basic	102,368,169	1,000	96,706,069	1,000	1,000
Diluted	102,368,169	1,000	96,706,069	1,000	1,000
Weighted average additional common shares outstanding if preferred shares converted to common shares	64,831,831	—	64,831,831	—	—

See accompanying notes to condensed consolidated financial statements

WILLIAM LYON HOMES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

(in thousands)

(unaudited)

	William Lyon Homes Stockholders				Non- Controlling Interest	Total
	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)
	Shares	Amount
Balance — December 31, 2011 (Predecessor)	1	$—	$48,867	$(228,383)	$9,646	$(169,870)
Net (loss) income	—	—	—	(7,201)	114	(7,087)
Cash distributions to members of consolidated entities, net of distributions	—	—	—	—	(72)	(72)

Balance — February 24, 2012 (Predecessor)	1	—	48,867	(235,584)	9,688	(177,029)
Cancellation of predecessor common stock	(1)
Plan of reorganization and fresh start valuation adjustments	—	—	—	186,717	(1,588)	185,129
Elimination of predecessor accumulated deficit			(48,867)	48,867		—

Balance — February 24, 2012 (Predecessor)	—	—	—	—	8,100	8,100
Issuance of new common stock in connection with emergence from Chapter 11	92,368	924	43,191	—	—	44,115

Balance — February 24, 2012 (Successor)	92,368	924	43,191	—	8,100	52,215
Net (loss) income				(7,611)	2,038	(5,573)
Cash contributions from members of consolidated entities, net of distributions	—	—	—	—	1,648	1,648
Issuance of common stock	10,000	100	10,400	—	—	10,500
Preferred stock dividends	—	—	—	(1,798)	—	(1,798)

Balance — September 30, 2012 (Successor)	102,368	$1,024	$53,591	$(9,409)	$11,786	$56,992

See accompanying notes to condensed consolidated financial statements

WILLIAM LYON HOMES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Successor	Predecessor
	Period from February 25 through September 30,	Period from January 1 through February 24,	Nine Months Ended September 30,
	2012	2012	2011
Operating activities
Net (loss) income	$(5,573)	$228,497	$(61,972)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,640	586	216
Impairment loss on real estate assets	—	—	24,896
Equity in income of unconsolidated joint ventures	—	—	(3,605)
Reorganization items:
Cancellation of debt	—	(298,831)	—
Plan implementation and fresh start adjustments	—	49,302	—
Write off of deferred loan costs	—	8,258	—
Gain on extinguishment of debt	(975)	—	—
Net changes in operating assets and liabilities:
Restricted cash	(35)	—	139
Receivables	(1,514)	941	(53)
Real estate inventories — owned	49,817	(7,047)	4,582
Real estate inventories — not owned	1,250	1,250	—
Other assets	616	206	(3,922)
Accounts payable	1,487	4,618	2,808
Accrued expenses	6,526	(3,851)	(2,069)
Liability from real estate inventories not owned	(1,250)	(1,250)	—

Net cash provided by (used in) operating activities	55,989	(17,321)	(38,980)

Investing activities
Distributions from unconsolidated joint ventures	—	—	1,435
Purchases of property and equipment	(53)	—	(80)

Net cash (used in) provided by investing activities	(53)	—	1,355

Financing activities
Principal payments on notes payable	(62,557)	(616)	(10,105)
Proceeds from reorganization	—	30,971	—
Proceeds from issuance of preferred stock	—	50,000	—
Proceeds from debtor in possession financing	—	5,000	—
Principal payment of debtor in possession financing	—	(5,000)	—
Payment of deferred loan costs	—	(2,491)	2,689
Payment of preferred stock dividends	(1,114)	—	—
Noncontrolling interest contributions (distributions), net	1,648	(72)	(1,387)

Net cash (used in) provided by financing activities	(62,023)	77,792	(8,803)

Net (decrease) increase in cash and cash equivalents	(6,087)	60,471	(46,428)
Cash and cash equivalents — beginning of period	80,532	20,061	71,286

Cash and cash equivalents — end of period	$74,445	$80,532	$24,858

Supplemental disclosures of non-cash investing and financing activities:
Issuance of common stock related to land acquisition	$10,500	$—	$—

Land contributed in lieu of cash for common stock	$—	$4,029	$—

Distributions of real estate from unconsolidated joint ventures	$—	$—	$800

Preferred stock dividends, accrued	$684	$—	$—

Accretion of payable in kind interest on Senior Subordinated Secured Notes	$916	$—	$—

Net change in real estate inventories — not owned and liabilities from inventories not owned	$—	$—	$7,862

Note payable issued in conjunction with land acquisition	$—	$—	$55,000

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

Basis of Presentation

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. We applied the accounting under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 852 (“ASC 852”), “Reorganizations,” as of February 24, 2012 (see Note 3). Therefore, our condensed consolidated balance sheet as of September 30, 2012, which is referred to as that of the “Successor”, includes adjustments resulting from the reorganization and application of ASC 852 and is not comparable to our balance sheet as of December 31, 2011, which is referred to as that of the “Predecessor”. References to the “Successor” in the unaudited condensed consolidated financial statements and the notes thereto refer to the Company after giving effect to the reorganization and application of ASC 852. References to the “Predecessor” refer to the Company prior to the reorganization and application of ASC 852.

The interim condensed consolidated financial statements have been prepared in accordance with the Company’s accounting practices. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for presentation in accordance with U.S. generally accepted accounting principles have been included. Operating results for the three months ended September 30, 2012, the period from January 1, 2012 through February 24, 2012, and the period from February 25, 2012 through September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

The preparation of the Company’s financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities as of September 30, 2012 and December 31, 2011 and revenues and expenses for the three months ended September 30, 2012 and 2011, period from January 1, 2012 through February 24, 2012, and period from February 25, 2012 through September 30, 2012. Accordingly, actual results could differ from those estimates. The significant accounting policies using estimates include real estate inventories and cost of sales, impairment of real estate inventories, warranty reserves, loss contingencies, sales and profit recognition, accounting for variable interest entities, and fresh start accounting. The current economic environment increases the uncertainty inherent in these estimates and assumptions.

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

Real Estate Inventories

Real estate inventories are carried at cost net of impairment losses, if any. Real estate inventories consist primarily of land deposits, lots under development, finished lots, homes under construction, completed homes and model homes projects. All direct and indirect land costs, offsite and onsite improvements and applicable interest and other carrying charges are capitalized to real estate projects during periods when the project is under development. Land, offsite costs and all other common costs are allocated to land parcels benefited based upon relative fair values before construction. Onsite construction costs and related carrying charges (principally interest and property taxes) are allocated to the individual homes within a phase based upon the relative sales value of the homes. The Company relieves its accumulated real estate inventories through cost of sales for the estimated cost of homes sold. Selling expenses and other marketing costs are expensed in the period incurred. A provision for warranty costs relating to the Company’s limited warranty plans is included in cost of sales and accrued expenses at the time the sale of a home is recorded. The Company generally reserves approximately one to one and one quarter percent of the sales price of its homes against the possibility of future charges relating to its one-year limited warranty and similar potential claims. Factors that affect the Company’s warranty liability include the number of homes under warranty, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary. Changes in the Company’s warranty liability for the period from February 25, 2012 through September 30, 2012, January 1, 2012 through February 24, 2012, and the nine months ended September 30, 2011 are as follows (in thousands):

	Successor	Predecessor
	Period from	Period from	Nine
	February 25	January 1	Months
	through	through	Ended
	September 30,	February 24,	September 30,
	2012	2012	2011
Warranty liability, beginning of period	$14,000	$14,314	$16,341
Warranty provision during period	1,649	187	1,753
Warranty payments during period	(1,944)	(845)	(3,407)
Warranty charges related to pre-existing warranties during period	427	199	(79)
Fresh start adjustment	—	145	—

Warranty liability, end of period	$14,132	$14,000	$14,608

Interest incurred under the Term Loan, the Senior Subordinated Notes, and other notes payable, as more fully discussed in Note 10, is capitalized to qualifying real estate projects under development. Any additional interest charges related to real estate projects not under development are expensed in the period incurred. During the three months ended September 30, 2012, the period from February 25, 2012 through September 30, 2012, and the period from January 1, 2012 through February 24, 2012, the Company incurred interest of $8.7 million, $22.3 million, and $7.1 million, respectively. During the three months ended September 30, 2012, the period from February 25, 2012 through September 30, 2012, and the period from January 1, 2012 through February 24, 2012, the Company capitalized interest of $6.2 million, $15.0 million, and $4.6 million, respectively. During the three months ended September 30, 2012, the period from February 25, 2012 through September 30, 2012, and the period from January 1, 2012 through February 24, 2012, the Company recorded $2.5 million, $7.3 million, and $2.5 million, respectively, of interest expense. During the three and nine months ended September 30, 2011, the Company incurred $15.9 million and $45.8 million, capitalized $7.9 million and $27.8 million and recorded $8.0 million and $18.0 million of interest expense, respectively. During the three months ended September 30, 2012, the period from February 25, 2012 through September 30, 2012, and the period from January 1, 2012 through February 24, 2012, cash paid for interest was $6.3 million, $18.1 million, and $8.9 million, respectively. During the three and nine months ended September 30, 2011, cash paid for interest was $10.7 million and $39.5 million, respectively.

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

Cash and Cash Equivalents

Short-term investments with a maturity of three months or less when purchased are considered cash equivalents. The Company’s cash and cash equivalents balance exceeds federally insurable limits as of September 30, 2012. The Company monitors the cash balances in its operating accounts and adjusts the cash balances as appropriate; however, these cash balances could be negatively impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts.

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

Note 2 — Emergence from Chapter 11

On December 19, 2011, William Lyon Homes (the “Company”) and certain of its direct and indirect wholly-owned subsidiaries filed voluntary petitions, under chapter 11 of Title 11 of the United States Code, as amended (the “Chapter 11 Petitions”), in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) to seek approval of the Prepackaged Joint Plan of Reorganization (the “Plan”) of the Company and certain of its subsidiaries. The Chapter 11 Petitions were jointly administered under the caption In re William Lyon Homes, et al., Case No. 11-14019 (the “Chapter 11 Cases”). The sole purpose of the Chapter 11 Cases was to restructure the Company’s debt obligations and strengthen its balance sheet.

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

•

the issuance, in exchange for aggregate cash consideration of $25 million, of 31,464,548 shares of the Company’s new Class B Common Stock, $0.01 par value per share (“Class B Common Stock”) and warrants to purchase 15,737,294 shares of Class B Common Stock;

•

the issuance of 64,831,831 shares of Parent’s new Convertible Preferred Stock, $0.01 par value per share, or Convertible Preferred Stock, for $50.0 million in cash, and 12,966,366 shares of Parents’s new Class C Common Stock, $0.01 par value per share or Class C Common Stock, for $10.0 million in cash. The aggregate cash consideration of $60 million was apportioned between Common and Preferred in accordance with the Plan; and

•

the issuance of an additional 3,144,000 shares of Class C Common Stock to Luxor Capital Group LP as a transaction fee in consideration for providing the backstop commitment of the offering of shares of Class C Common Stock and Convertible Preferred Stock in connection with the Plan.

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

Under ASC 852, the Successor Company must determine a value to be assigned to the equity of the emerging company as of the date of adoption of fresh-start accounting, which was February 24, 2012 for the Company, the date the Debtors emerged from Chapter 11. To facilitate the adoption of fresh start accounting, the Company engaged a third-party valuation firm to assist with assessing enterprise value, and the allocation of value to the assets and liabilities of the Company. To calculate enterprise value, the Company used a discounted cash flow analysis, considering a weighted average cost of capital of 16.5%, and utilized a Gordon Growth model with a 3.0% growth rate to calculate terminal value. The analysis resulted in an enterprise value of $485.0 million, which was used as the enterprise value for fresh start accounting. The Company’s total debt was valued at $384.5 million, the preferred stock was valued at $56.4 million, and the common stock and warrants at $44.1 million, in accordance with ASC 852.

The estimated enterprise value and the equity value are highly dependent on the achievement of the future financial results contemplated in the projections that were set forth in the disclosure statement to the Plan. The estimates and assumptions made in the valuation are inherently subject to significant uncertainties. The primary assumptions for which there is a reasonable possibility of the occurrence of a variation that would have significantly affected the reorganization value include the assumptions regarding the number of homes sold and homes closed, average sales prices, operating expenses, the amount and timing of construction costs and the discount rate utilized.

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

In conjunction with the adoption of fresh start accounting, certain intangible assets including, the value of the Company’s homes in backlog, construction services contracts and management fee contracts related to the joint venture projects were recorded at their estimated fair values as of February 24, 2012 in the amount of $9.5 million. The Company’s backlog was valued using the With/Without Method of the Income Approach to estimate the fair value of the backlog. This asset is amortized on a straight line basis, as homes that were in backlog as of February 24, 2012, are closed or the contract is cancelled.

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

WILLIAM LYON HOMES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except number of shares and par value per share)

(unaudited)

	February 24, 2012
	Predecessor	Plan of Reorganization Adjustments		Fresh Start Accounting Adjustments		Successor
ASSETS
Cash and cash equivalents	$12,787	$67,746	(a)	$—		$80,533
Restricted cash	852	—		—		852
Receivables	12,790	—		(996	) (m)	11,794
Real estate inventories
Owned	405,632	4,029	(b)	(1,198	) (n)	408,463
Not owned	46,158	—		—		46,158
Property & equipment, net	962	—		(421	) (o)	541
Deferred loan costs	8,258	(5,767	) (c)	—		2,491
Goodwill	—	—		14,209	(p)	14,209
Intangibles	—	—		9,470	(q)	9,470
Other assets	6,307	47	(d)	—		6,354

Total assets	$493,746	$66,055		$21,064		$580,865

LIABILITIES AND EQUITY (DEFICIT)
Liabilities not subject to compromise
Accounts payable	$10,000	$—		$—		$10,000
Accrued expenses	31,391	—		221	(r)	31,612
Liabilities from inventories not owned	46,158	—		—		46,158
Notes payable	78,394	(5,000	) (f)	1,100	(s)	74,494
Senior Secured Term Loan due January 31, 2015	206,000	29,000	(g)	—		235,000
Senior Subordinated Secured Notes due February 25, 2017	—	75,000	(h)	—		75,000

	371,943	99,000		1,321		472,264

Liabilities subject to compromise
Accrued expenses	15,297	(15,297	) (e)	—		—
7 5/8% Senior Notes due December 15, 2012	66,704	(66,704	) (e)	—		—
10 3/4% Senior Notes due April 1, 2013	138,964	(138,964	) (e)	—		—
7 1/2% Senior Notes due February 15, 2014	77,867	(77,867	) (e)	—		—

	$298,832	$(298,832)		$—		$—

Commitments and contingencies
Redeemable convertible preferred stock	—	56,386	(i)	—		56,386
Equity (deficit):
William Lyon Homes stockholders’ equity (deficit)
Common stock, Class A	—	448	(j)	—		448
Common stock, Class B	—	315	(j)	—		315
Common stock, Class C	—	161	(j)	—		161
Common stock, Class D	—	—		—		—
Additional paid-in capital	48,867	(21,177	) (k)	15,501	(t)	43,191
Accumulated deficit	(235,584)	229,754	(l)	5,830	(t)	—

Total William Lyon Homes stockholder’s equity (deficit)	(186,717)	209,501		21,331		44,115
Noncontrolling interest	9,688	—		(1,588	) (u)	8,100

Total equity (deficit)	(177,029)	209,501		19,743		52,215

Total liabilities and equity (deficit)	$493,746	$66,055		$21,064		$580,865

Notes to Plan of Reorganization and Fresh Start Accounting Adjustments:

a	Reflects net cash received of $81.0 million from the issuance of new equity, reduced by the repayment of DIP financing of $5.2 million, payment of financing fees of $2.6 million and other reorganization related costs of $5.4 million.
b	Reflects contribution of land option deposit in lieu of cash for Class B Common Stock.
c	Reflects the write-off of the remaining deferred loan costs of the Old Notes net of capitalization of deferred loan costs related to the Amended Term Loan.
d	Reflects prepaid property taxes to obtain title insurance for the second lien notes. Deferred tax assets are not reflected on the balance sheet as they have been fully reserved.
e	Reflects the extinguishment of liabilities subject to compromise (“LSTC”) at emergence. LSTC was comprised of $283.5 million of Old Notes and $15.3 million of related accrued interest. The holders of the Old Notes received Class A common stock of the Successor entity.
f	Reflects repayment of amounts outstanding under the DIP Credit Agreement pursuant to the Plan.
g	Reflects the additional principal added to the Amended Term Loan, in accordance with the Plan.
h	Reflects the issuance of Senior Subordinated Secured Notes, in accordance with the Plan.
i	Reflects the fair value of the Convertible Preferred Stock issued pursuant to the Plan, which is $50.0 million in cash received, in accordance with the plan, plus the incremental value of dividends to be paid at 4% cash and 2% payable in kind.
j	Reflects the issuance of 92.4 million shares in new common stock at $0.01 par value and the extinguishment of 1,000 shares ($0.01 par) of Old Common Stock, in accordance with the plan (see Note 2 for allocation of shares). The common stock is assigned a fair value of $44.1 million, inclusive of the par value plus additional paid in capital.
k	Reflects an adjustment of $48.9 million to additional paid-in capital (“APIC”) relating to old common stock and $27.7 million relating to the issuance of new common stock.
l	Reflects the net impact of Plan adjustments on retained earnings due to the gain on extinguishment of debt and other reorganization items.
m	Reflects adjustment of $1.0 million to notes receivable with a book value of $6.2 million to fair value of $5.2 million using the discounted cash flow approach. The Company discounted the future interest to be received at a discount rate of 10%, which is above the stated rate of the note.
n	Reflects adjustment of $1.2 million to real estate inventory using the discounted cash flow approach. The Company used project forecasts and an unleveled discount rate of 20% to arrive at fair value. Certain projects that are held for future development were valued on an “As-Is” Basis using market comparables.
o	Reflects adjustment of $0.4 million to property and equipment with a book value of $1.0 million to fair value of $ $0.6 million, based on the estimated sales value of the assets determined on an “As Is” Basis using market comparables.
p	Goodwill represents the excess of enterprise value upon emergence over fair value of net tangible and identifiable intangible assets acquired.
q	Reflects identifiable intangible assets comprised of $4.6 million relating to construction management contracts, $4.0 million relating to homes in backlog, and $0.8 million relating to joint venture management fees. The value of the construction management contracts and the joint venture management fees was estimated using the discounted cash flows of each related project at a discount rate ranging from 17% to 19%. The value of the backlog contracts was determined using the With/Without method of the income approach and the expected closing date of the home in backlog and the contracted sales price of the home.
r	Reflects adjustments to warranty and construction defect litigation liabilities which were valued based on the estimated costs of warranty spending on homes previously closed plus an estimated margin of 9.4%, plus a reasonable margin required to transfer the liability or to fulfill the obligation.
s	Reflects adjustment of one note payable of $(0.2) million, with a book value of $6.5 million to a fair value of $6.3 million. The Company used a discounted cash flow on contracted interest and principal to be received and a risk adjusted discount rate of 12.5%. Also reflects adjustment of one note payable of $1.3 million, with a book value of $55.0 million to a fair value of $56.3 million. The Company used a discounted cash flow on contracted interest and principal to be received and a risk adjusted discount rate of 12.5%.
t	Reflects the net impact of the gain on revaluation of assets resulting from fresh-start accounting and the elimination of the Predecessor’s historical accumulated deficit, resulting in Successor’s preferred stock and equity value of $100.5 million.
u	Reflects adjustment of $1.6 million to minority interest in a consolidated entity with a book value of $9.7 million to fair value of $8.1 million. The Company used a discounted cash flow approach to the project and the estimated cash to be distributed to the minority member of the entity, using a discount rate of 17.8%.

Reconciliation of enterprise value to the reorganized value of the Company’s assets and determination of goodwill (in thousands):

Total enterprise value	$485,000
Add: liabilities (excluding debt and equity)	87,765
Add: noncontrolling interest	8,100

Reorganization value of assets	580,865
Fair value of assets (excluding goodwill)	566,656

Reorganization value in excess of fair value (goodwill)	$14,209

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

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Period from February 25 through September 30, 2012	Period from January 1 through February 24, 2012	Nine Months Ended September 30, 2011
Cancellation of debt	$—	$—	$—	$298,831	$—
Plan implementation and fresh start valuation adjustments	—	—	—	(49,302)	—
Professional fees	(712)	(4,826)	(1,894)	(7,813)	(10,902)
Write-off of Old Notes deferred loan costs	—	—	—	(8,258)	—

Total reorganization items, net	$(712)	$(4,826)	$(1,894)	$233,458	$(10,902)

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

At the time the Company assesses the VIE, a project cash flow is developed to analyze if the Company is the primary beneficiary. Probabilities are assigned to upside and downside variations of the base line cash flow, and if the weighted average cash flows of the entity result in the Company receiving the most benefit, then the Company is determined to be the primary beneficiary. In addition, if the Company is allocated the first losses and the most profit, after return of capital, it is factored into the determination if the Company is the primary beneficiary. In general, if the Company manages each project, by using its sales, development and operations teams then it has significant control over the project, which is factored into the Company being the primary beneficiary.

During the nine months ended September 30, 2012, the Company formed a joint venture, Lyon Branches, LLC, for the purpose of land development and homebuilding activities. The Company, as the Managing Member, has the power to direct the activities of the VIE since it manages the daily operations and has exposure to the risks and rewards of the VIE, as based on the division of income and loss per the joint venture agreement. Therefore, the Company is the primary beneficiary of the joint venture, and the VIE was consolidated as of September 30, 2012.

As of September 30, 2012, the assets of consolidated VIEs totaled $22.9 million, of which $2.0 million was cash and $17.1 was real estate inventories. The liabilities of the VIEs totaled $1.2 million, primarily comprised of accounts payable and accrued liabilities. The Company recorded a $1.6 million valuation adjustment to the noncontrolling interest account on one VIE in accordance with the adoption of ASC 852.

As of December 31, 2011, the assets of consolidated VIEs totaled $14.0 million, of which $2.1 million was cash and $8.7 was real estate inventories. The liabilities of the VIEs totaled $1.3 million, primarily comprised of accounts payable and accrued liabilities.

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

Segment financial information relating to the Company’s homebuilding operations was as follows:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Period from February 25 through September 30, 2012	Period from January 1 through February 24, 2012	Nine Months Ended September 30, 2011
			(in thousands)
Homebuilding revenue:
Southern California	$31,287	$28,554	$56,000	$5,640	$78,840
Northern California	21,146	15,873	33,861	4,250	40,777
Arizona	10,632	3,472	32,109	4,316	11,307
Nevada	13,552	5,804	24,007	2,481	17,148

Total homebuilding revenue	$76,617	$53,703	$145,977	$16,687	$148,072

	Successor	Predecessor
	September 30, 2012	December 31, 2011
	(in thousands)
Homebuilding assets:
Southern California	$188,787	$182,781
Northern California	31,714	105,298
Arizona	161,423	129,920
Nevada	45,870	42,183
Corporate (1)	101,763	36,769

Total homebuilding assets	$529,557	$496,951

(1)	Comprised primarily of cash and cash equivalents, restricted cash, receivables, deferred loan costs, unallocated goodwill and other assets.

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Period from February 25 through September 30, 2012	Period from January 1 through February 24, 2012	Nine Months Ended September 30, 2011
			(in thousands)
(Loss) income before provision for income taxes:

Southern California	$889	$(2,903)	$(1,840)	$(19,131)	$(5,031)
Northern California	4,577	(1,426)	12,169	6,195	(3,248)
Arizona	353	(4,098)	64	9,928	(5,157)
Nevada	1	(24,091)	(1,637)	(1,738)	(28,979)
Corporate	(5,343)	(7,182)	(14,318)	233,243	(19,547)

(Loss) income before provision for income taxes	$477	$(39,700)	$(5,562)	$228,497	$(61,962)

Note 7 — Real Estate Inventories

Real estate inventories consist of the following (in thousands):

	Successor	Predecessor
	September 30, 2012	December 31, 2011
Inventories owned:
Land deposits	$34,957	$26,939
Land and land under development	275,949	267,348
Homes completed and under construction	49,522	90,824
Model homes	8,718	13,423

Total	$369,146	$398,534

Inventories not owned: (1)
Other land options contracts — land banking arrangement	$44,908	$47,408

(1)	Represents the consolidation of a land banking arrangement which does not obligate the Company to purchase the lots, however, based on certain factors, the Company has determined it is economically compelled to purchase the lots in the land banking arrangement and has been consolidated. Amounts are net of deposits.

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

Management assesses land deposits for impairment when estimated land values are deemed to be less than the agreed upon contract price. The Company considers changes in market conditions, the timing of land purchases, the ability to renegotiate with land sellers, the terms of the land option contracts in question, the availability and best use of capital, and other factors. The Company records abandoned land deposits and related pre-acquisition costs in cost of sales-lots, land and other sales in the consolidated statements of operations in the period that it is abandoned.

As of February 24, 2012, the Company made fair value adjustments to inventory in accordance with fresh start accounting. During the period from February 25, 2012 through September 30, 2012, the Company did not record any impairments.

During the nine months ended September 30, 2011, the Company recorded impairment loss on real estate assets of $24.9 million. The impairment loss related to land under development and homes completed and under construction recorded during the nine months ended September 30, 2011, resulted from (i) in certain projects, a decrease in home sales prices related to increased incentives and (ii) a decrease in sales absorption rates which increased the length of time of the project and increased period costs related to the project. The Company updates project budgets and cash flows of each real estate project on a quarterly basis to determine whether the estimated remaining undiscounted future cash flows of the project are more or less than the carrying amount (net book value) of the asset. If the undiscounted cash flows are more than the net book value of the project, then there is no impairment. If the undiscounted cash flows are less than the net book value of the asset, then the asset is deemed to be impaired and is written-down to its fair value. During the 2011 period, the Company adjusted discount rates to a range of 18% to 22%.

The impairment loss related to land held for future development or sold during the nine months ended September 30, 2011, resulted from the reduced value of the land in the project. The Company values land held for future development using, (i) projected cash flows with the strategy of selling the land, on a finished or unfinished basis, or building out the project, (ii) considering recent, legitimate offers received, (iii) prices for land in recent comparable sales transactions, and other factors. In addition, the Company may use appraisals to best determine the as-is value. The Company continues to evaluate land values to determine whether to hold for development or to sell at current prices, which may lead to additional impairment on real estate assets.

Note 8 — Goodwill

Goodwill represents the excess of our enterprise value upon emergence over the fair value of our net tangible and identifiable intangible assets. The Company recorded goodwill of $14.2 million as of February 24, 2012 in connection with fresh start accounting (refer to Notes 2, 3, and 4 for further details relating to fresh start accounting and valuation of goodwill). In accordance with the provisions of ASC 350, Intangibles, Goodwill and Other, goodwill amounts are not amortized, but rather are analyzed for impairment at the reporting segment level. Goodwill is analyzed on an annual basis, or when indicators of impairment exist. We have determined that we have four reporting segments, as discussed in Note 6, and we will perform an annual goodwill impairment analysis during the fourth quarter of each fiscal year, with the first annual testing to be carried out in the fourth quarter of fiscal year 2012.

Note 9 — Intangibles

The carrying value and accumulated amortization of intangible assets at September 30, 2012, by major intangible asset category, is as follows (in thousands):

	Successor
	September 30, 2012
	Carrying Value	Accumulated Amortization	Net Carrying Amount
Construction management contracts	$4,640	$(800)	$3,840
Homes in backlog	4,030	(3,941)	89
Joint venture management fees	800	(293)	507

Total	$9,470	$(5,034)	$4,436

Amortization expense related to intangible assets for the period from February 25, 2012 through September 30, 2012 was $5.0 million. There was no amortization expense related to intangible assets for the period from January 1, 2012 through February 24, 2012 or prior, since the intangible assets were recorded in conjunction with ASC 852. Amortization expense is included in general and administrative expense in the accompanying condensed consolidated statements of operations.

Estimated future amortization expense related to intangible assets is as follows (in thousands):

Total Amortization
2012 (from October 1 to December 31)	$629
2013	912
2014	1,244
2015	1,651
2016	—

Total	$4,436

Note 10 — Senior Subordinated Secured Notes and Secured Indebtedness

Notes payable consist of the following (in thousands):

	September 30,	December 31,
	2012	2011
Notes payable:
Notes payable	$10,961	$74,009

Senior Notes:
Senior Secured Term Loan due January 31, 2015	235,000	206,000
Senior Subordinated Secured Notes due February 15, 2017	75,916	—
7 5/8% Senior Notes due December 15, 2012	—	66,704
10 3/4% Senior Notes due April 1, 2013	—	138,912
7 1/2% Senior Notes due February 15, 2014	—	77,867

Total Senior Notes	310,916	489,483

Total notes payable and Senior Notes	$321,877	$563,492

Amended Senior Secured Term Loan

California Lyon, is a party to that certain Amended and Restated Senior Secured Term Loan Agreement, or the Amended Term Loan Agreement, dated February 25, 2012, with ColFin WLH Funding, LLC, as administrative agent and as a lender, and the other lenders party thereto. The Senior Secured Term Loan was renegotiated into the terms below in conjunction with the Plan of Reorganization as discussed in Notes 2, 3, and 4.

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

The Company’s covenant compliance for the Amended Term Loan at September 30, 2012 is detailed in the table set forth below:

	Actual at September 30, 2012	Covenant Requirement at September 30, 2012

Ratio of Term Loan to Borrowing Base	54.0%	≤67.5%

As of September 30, 2012, the Company is not in default with the covenants under the Amended Term Loan.

Senior Secured Term Loan

Prior to the Plan of Reorganization, as discussed in Notes 2, 3, and 4, William Lyon Homes, Inc., a California corporation and wholly-owned subsidiary of the Company (“California Lyon”) was a party to a certain Senior Secured Term Loan Agreement (the “Term Loan Agreement”), dated October 20, 2009, with ColFin WLH Funding, LLC, as Administrative Agent (“Admin Agent”), ColFin WLH Funding, LLC, as Initial Lender and Lead Arranger (“ColFin”) and the other Lenders who may become assignees of ColFin (collectively, with ColFin, the “Lenders”). As of December 31, 2011, the Term Loan outstanding balance was $206.0 million.

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

•

Total secured indebtedness (including the indebtedness under the Term Loan and under all other Construction Notes payable) less than or equal to the Maximum Permitted Secured Indebtedness under the Term Loan Agreement; and

•	An excluded asset test ratio.

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

Senior Subordinated Secured Notes

The outstanding principal amount of the notes is $75.9 million as of September 30, 2012, and matures in February 2017. The Notes are senior subordinated secured obligations of California Lyon and are unconditionally guaranteed on a senior subordinated secured basis by Parent and by certain of Parent’s existing and future restricted subsidiaries. The Notes and the guarantees rank senior to all of California Lyon’s and the guarantors’ debt that is expressly subordinated to the Notes and the guarantees, but are subordinated to all of the Company’s and the guarantors’ indebtedness under the Amended Term Loan Agreement, and effectively subordinated to any future secured indebtedness of California Lyon and the guarantors that is secured on a first-lien basis, to the extent of the value of the assets securing that indebtedness.

The Notes bear interest at an annual rate of 12%. Cash interest of 8% on the outstanding principal amount of the Notes, or $6 million per year, is due in semi-annual installments in arrears on June 15 and December 15 of each year. The remaining interest of 4% on the outstanding principal amount of the Notes is payable in kind semi-annually in arrears, which, at September 30, 2012, was $0.9 million and was added to the principal amount of the notes on the accompanying balance sheet for a total of $75.9 million. Additionally, as of September 30, 2012, $2.7 million of accrued interest is included in accrued liabilities on the accompanying balance sheet. The Notes are redeemable at the option of California Lyon at any time, in whole or in part, at a redemption price equal to 100% of the principal amount redeemed, plus accrued and unpaid interest, if any. All guarantees of the Notes are full and unconditional and all guarantees are joint and several. There are no significant restrictions under the indenture governing the Notes, on the ability of the Company or any guarantor to obtain funds from subsidiaries by dividend or loan.

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

In conjunction with and upon consummation of the Plan, the Company issued 44,793,255 shares of the Company’s new Class A Common Stock, $0.01 par value per share, and California Lyon issued $75 million aggregate principal amount of 12% Senior Subordinated Secured Notes due 2017, in exchange for the outstanding principal due on the outstanding 7  5/8% Senior Notes due 2012, 10  1/4% Senior Notes due 2013 and 7  1/2% Senior Notes due 2014.

Notes Payable

Construction Notes Payable

At December 31, 2011, the Company had two construction notes payable totaling $16.0 million. One of the notes totaling $9.0 million matured in January 2012, with interest at rates based on either LIBOR or prime with an interest rate floor of 6.5%. However, in conjunction with the Plan, the construction note payable was renegotiated to mature January 2013 with an option to extend for one year to December 2013. Interest on the note is paid monthly at a rate based on LIBOR or prime, with a floor of 5.5%, and the principal is repaid ratably in quarterly installments, beginning March 31, 2012 and continuing through maturity. As of September 30, 2012, the outstanding principal balance was $5.6 million.

The other construction note had a remaining balance at December 31, 2011 of $7.0 million, and was not renegotiated in conjunction with the Plan. The note will mature in May 2015. The loan requires monthly interest payments at a fixed rate of 10.0%, with quarterly principal payments of $500,000. As of September 30, 2012, the outstanding principal balance was $5.3 million.

In September 2012, the Company entered into two additional construction notes payable agreements. The first agreement has total availability under the facility of $19.0 million, to be drawn for land development and construction on one of its wholly-owned projects. The loan matures in September 2015 and bears interest at the Prime Rate + 1.0%, with a rate floor of 5.0%. At September 30, 2012, there were no outstanding borrowings under this facility and as of October 23, 2012, the Company borrowed $3.4 million under this facility. The loan will be repaid with proceeds from home closings of the project. The second agreement has total availability under the facility of $17.0 million, to be drawn for land development and construction on one of its joint venture projects, which is consolidated in accordance with ASC 810 (See Note 5 for further discussion). The loan matures in March 2015 and bears interest at Prime + 1%, with a rate floor of 5.0%. At September 30, 2012, there were no outstanding borrowings under this facility and as of October 23, 2012, the Company borrowed $3.3 million under this facility. The loan will be repaid with proceeds from home closings of the project.

Land Acquisition Note Payable

In October 2011, the Company secured an acquisition note payable in conjunction with the acquisition of a parcel of land in Northern California. The acquisition price of the land was $56.0 million, and the loan was for $55.0 million. The note was scheduled to mature in October 2012, and carried an interest rate of 1.5% per month, which was paid monthly on the loan. As part of the Company’s adoption of ASC 852, Reorganizations, the loan was valued at $56.3 million as of February 24, 2012, the confirmation date of the plan. In May 2012, the Company sold the parcel of land and repaid the note in full recognizing a gain on extinguishment of debt of $1.0 million, net of amortization expense of $0.3 million. The gain on extinguishment of debt is included in other income, net in the condensed consolidated statements of operations for the period from February 25, 2012 through September 30, 2012.

Seller Financing

At December 31, 2011, the Company had $3.0 million of notes payable outstanding related to a land acquisition for which seller financing was provided. The note bore interest at 7% and matured in March 2012. In March 2012, the seller note was paid in full.

GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS

The following condensed consolidating financial information includes:

(1) Condensed consolidating balance sheets as of September 30, 2012 and December 31, 2011; condensed consolidating statements of operations for the three months ended September 30, 2012 and 2011, the period from February 25, 2012 through September 30, 2012, the period from January 1, 2012 through February 24, 2012, and the nine months ended September 30, 2011; and condensed consolidating statements of cash flows for the period from February 25, 2012 through September 30, 2012, the period from January 1, 2012 through February 24, 2012, and the nine months ended September 30, 2011, of (a) William Lyon Homes, as the parent, or “Delaware Lyon”, (b) William Lyon Homes, Inc., as the subsidiary issuer, or “California Lyon”, (c) the guarantor subsidiaries, (d) the non-guarantor subsidiaries and (e) William Lyon Homes, Inc. on a consolidated basis; and

(2) Elimination entries necessary to consolidate William Lyon Homes, as the parent, with William Lyon Homes, Inc. and its guarantor and non-guarantor subsidiaries.

William Lyon Homes owns 100% of all of its guarantor subsidiaries and all guarantees are full and unconditional, joint and several. As a result, in accordance with Rule 3-10 (d) of Regulation S-X promulgated by the SEC, no separate financial statements are required for these subsidiaries as of September 30, 2012.

CONDENSED CONSOLIDATING BALANCE SHEET

(Unaudited)

September 30, 2012 (Successor)

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
ASSETS
Cash and cash equivalents	$—	$71,619	$56	$2,770	$—	$74,445
Restricted cash	—	887	—	—	—	887
Receivables	—	9,155	298	3,856	—	13,309
Real estate inventories
Owned	—	298,128	—	71,018	—	369,146
Not owned	—	44,908	—	—	—	44,908
Deferred loan costs	—	1,992	—	—	—	1,992
Goodwill	—	14,209	—	—	—	14,209
Intangibles	—	4,436	—	—	—	4,436
Other assets	—	5,779	128	318	—	6,225
Investments in subsidiaries	45,206	(61,904)	—	—	16,698	—
Intercompany receivables	—	—	206,220	18,897	(225,117)	—

Total assets	$45,206	$389,209	$206,702	$96,859	$(208,419)	$529,557

LIABILITIES AND EQUITY (DEFICIT)
Accounts payable	$—	$10,502	$89	$896	$—	$11,487
Accrued expenses	—	36,596	224	404	—	37,224
Liabilities from inventories not owned	—	44,908	—	—	—	44,908
Notes payable	—	(163)	—	11,124	—	10,961
Senior Secured Term Loan	—	235,000	—	—	—	235,000
Senior Subordinated Secured Notes	—	75,916	—	—	—	75,916
Intercompany payables	—	90,564	—	134,553	(225,117)	—

Total liabilities	—	493,323	313	146,977	(225,117)	415,496
Redeemable convertible preferred stock		57,069				57,069
Equity (deficit)
William Lyon Homes stockholders’ equity (deficit)	45,206	(161,183)	206,389	(61,904)	16,698	45,206
Noncontrolling interest	—	—	—	11,786	—	11,786

Total liabilities and equity (deficit)	$45,206	$389,209	$206,702	$96,859	$(208,419)	$529,557

CONDENSED CONSOLIDATING BALANCE SHEET

(DEBTOR-IN-POSSESSION)

December 31, 2011 (Predecessor)

(in thousands)

	Unconsolidated				Eliminating Entries	Consolidated Company
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
ASSETS
Cash and cash equivalents	$—	$14,333	$47	$5,681	$—	$20,061
Restricted cash	—	852	—	—	—	852
Receivables	—	9,897	310	3,525	—	13,732
Real estate inventories
Owned	—	278,939	—	119,595	—	398,534
Not owned	—	47,408	—	—	—	47,408
Deferred loan costs	—	8,810	—	—	—	8,810
Other assets	—	6,671	159	724	—	7,554
Investments in subsidiaries	(179,516)	(85,714)	—	—	265,230	—
Intercompany receivables	—	—	203,517	12	(203,529)	—

Total assets	$(179,516)	$281,196	$204,033	$129,537	$61,701	$496,951

LIABILITIES AND EQUITY (DEFICIT)
Liabilities not subject to compromise
Accounts payable	$—	$1,436	$—	$—	$—	$1,436
Accrued expenses	—	2,082	—	—	—	2,082
Liabilities from inventories not owned	—	47,408	—	—	—	47,408
Notes payable	—	3,010	—	70,999	—	74,009
Senior Secured Term Loan	—	206,000	—	—	—	206,000
Intercompany payables	—	71,459	—	132,070	(203,529)	—

	—	331,395	—	203,069	(203,529)	330,935
Liabilities subject to compromise
Accounts payable	—	2,560	38	1,348	—	3,946
Accrued expenses	—	47,051	218	1,188	—	48,457
7 5/8% Senior Notes	—	66,704	—	—	—	66,704
10 3/4% Senior Notes	—	138,912	—	—	—	138,912
7 1/2% Senior Notes	—	77,867	—	—	—	77,867

	—	333,094	256	2,536	—	335,886

Total liabilities	—	664,489	256	205,605	(203,529)	666,821
(Deficit) equity
William Lyon Homes stockholders’ (deficit) equity	(179,516)	(383,293)	203,777	(85,714)	265,230	(179,516)
Noncontrolling interest	—	—	—	9,646	—	9,646

Total liabilities and (deficit) equity	$(179,516)	$281,196	$204,033	$129,537	$61,701	$496,951

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(Unaudited)

Three Months Ended September 30, 2012 (Successor)

(in thousands)

	Unconsolidated				Eliminating Entries	Consolidated Company
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Operating revenue
Sales	$—	$68,008	$10,629	$7,305	$—	$85,942
Construction services	—	7,045	—	—	—	7,045
Management fees	—	278	—	—	(278)	—

	—	75,331	10,629	7,305	(278)	92,987

Operating costs
Cost of sales	—	(57,050)	(8,912)	(5,111)	278	(70,795)
Construction services	—	(6,410)	—	—	—	(6,410)
Sales and marketing	—	(3,219)	(643)	(310)	—	(4,172)
General and administrative	—	(7,008)	(70)	(2)	—	(7,080)
Other	—	(588)	—	(357)	—	(945)

	—	(74,275)	(9,625)	(5,780)	278	(89,402)

(Loss) income from subsidiaries	(752)	1,158	—	—	(406)	—

Operating (loss) income	(752)	2,214	1,004	1,525	(406)	3,585
Interest expense, net of amounts capitalized	—	(2,350)	—	(141)	—	(2,491)
Other income (expense), net	—	160	(53)	(12)	—	95

(Loss) income before reorganization items and provision for income taxes	(752)	24	951	1,372	(406)	1,189
Reorganization items	—	(712)	—	—	—	(712)

(Loss) income before provision for income taxes	(752)	(688)	951	1,372	(406)	477
Provision for income taxes	—	(11)	—	—	—	(11)

Net (loss) income	(752)	(699)	951	1,372	(406)	466
Less: Net income attributable to noncontrolling interest	—	—	—	(1,218)	—	(1,218)

Net (loss) income attributable to William Lyon Homes	(752)	(699)	951	154	(406)	(752)
Preferred stock dividends	(755)	—	—	—	—	(755)

Net (loss) income available to common stockholders	$(1,507)	$(699)	$951	$154	$(406)	$(1,507)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(Unaudited)

Three Months Ended September 30, 2011 (Predecessor)

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Home sales	$—	$49,199	$3,472	$1,032	$—	$53,703
Construction services	—	6,027	—	—	—	6,027
Management fees	—	48	—	—	(48)	—

	—	55,274	3,472	1,032	(48)	59,730

Operating costs
Cost of sales — homes	—	(42,577)	(3,195)	(921)	48	(46,645)
Impairment loss of real estate assets		(24,896)				(24,896)
Construction services	—	(5,611)	—	—	—	(5,611)
Sales and marketing	—	(3,704)	(257)	(226)	—	(4,187)
General and administrative	—	(4,662)	(103)	—	—	(4,765)
Other	—	(499)	—	(366)	—	(865)

	—	(81,949)	(3,555)	(1,513)	48	(86,969)

Equity in income of unconsolidated joint ventures	—	(71)	—	—	—	(71)
(Loss) income from subsidiaries	(39,634)	(707)	—	—	40,341	—

Operating (loss) income	(39,634)	(27,453)	(83)	(481)	40,341	(27,310)
Interest expense, net of amounts capitalized	—	(7,814)	—	(192)	—	(8,006)
Other income (expense), net	—	494	(35)	(17)	—	442

(Loss) income before reorganization items and provision for income taxes	(39,634)	(34,773)	(118)	(690)	40,341	(34,874)
Reorganization items	—	(4,826)	—	—	—	(4,826)

(Loss) income before provision for income taxes	(39,634)	(39,599)	(118)	(690)	40,341	(39,700)
Provision for income taxes	—	—	—	—	—	—

Net (loss) income	(39,634)	(39,599)	(118)	(690)	40,341	(39,700)
Less: Net loss attributable to noncontrolling interest	—	—	—	66	—	66

Net (loss) income attributable to William Lyon Homes	$(39,634)	$(39,599)	$(118)	$(624)	$40,341	$(39,634)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(Unaudited)

Period from February 25, 2012 through

September 30, 2012 (Successor)

(in thousands)

	Unconsolidated				Eliminating Entries	Consolidated Company
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Operating revenue
Sales	$—	$111,159	$32,105	$102,838	$—	$246,102
Construction services	—	16,473	—	—	—	16,473
Management fees	—	534	—	—	(534)	—

	—	128,166	32,105	102,838	(534)	262,575

Operating costs
Cost of sales	—	(94,003)	(27,737)	(93,924)	534	(215,130)
Construction services	—	(15,061)	—	—	—	(15,061)
Sales and marketing	—	(6,493)	(1,679)	(663)	—	(8,835)
General and administrative	—	(18,767)	(186)	(6)	—	(18,959)
Other	—	(1,713)	(2)	(687)	—	(2,402)

	—	(136,037)	(29,604)	(95,280)	534	(260,387)

(Loss) income from subsidiaries	(7,611)	8,620	—	—	(1,009)	—

Operating (loss) income	(7,611)	749	2,501	7,558	(1,009)	2,188
Interest expense, net of amounts capitalized	—	(6,970)	—	(357)	—	(7,327)
Other income, net	—	562	(45)	954	—	1,471

(Loss) income before reorganization items and provision for income taxes	(7,611)	(5,659)	2,456	8,155	(1,009)	(3,668)
Reorganization items	—	(1,895)	1	—	—	(1,894)

(Loss) income before provision for income taxes	(7,611)	(7,554)	2,457	8,155	(1,009)	(5,562)
Provision for income taxes	—	(11)	—	—	—	(11)

Net (loss) income	(7,611)	(7,565)	2,457	8,155	(1,009)	(5,573)
Less: Net income attributable to noncontrolling interest	—	—	—	(2,038)	—	(2,038)

Net (loss) income attributable to William Lyon Homes	(7,611)	(7,565)	2,457	6,117	(1,009)	(7,611)
Preferred stock dividends	(1,798)	—	—	—	—	(1,798)

Net (loss) income available to common stockholders	$(9,409)	$(7,565)	$2,457	$6,117	$(1,009)	$(9,409)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(Unaudited)

Period from January 1, 2012 through

February 24, 2012 (Predecessor)

(in thousands)

	Unconsolidated				Eliminating Entries	Consolidated Company
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Operating revenue
Home sales	$—	$10,024	$4,316	$2,347	$—	$16,687
Construction services	—	8,883	—	—	—	8,883
Management fees	—	110	—	—	(110)	—

	—	19,017	4,316	2,347	(110)	25,570

Operating costs
Cost of sales — homes	—	(8,819)	(3,820)	(2,069)	110	(14,598)
Construction services	—	(8,223)	—	—	—	(8,223)
Sales and marketing	—	(1,496)	(260)	(188)	—	(1,944)
General and administrative	—	(3,246)	(56)	—	—	(3,302)
Other	—	(16)	—	(171)	—	(187)

	—	(21,800)	(4,136)	(2,428)	110	(28,254)

Income (loss) from subsidiaries	228,383	11,536	—	—	(239,919)	—

Operating income (loss)	228,383	8,753	180	(81)	(239,919)	(2,684)
Interest expense, net of amounts capitalized	—	(2,407)	—	(100)	—	(2,507)
Other income (expense), net	—	266	(25)	(11)	—	230

Income (loss) before reorganization items and provision for income taxes	228,383	6,612	155	(192)	(239,919)	(4,961)
Reorganization items	—	221,796	(1)	11,663	—	233,458

Income (loss) before provision for income taxes	228,383	228,408	154	11,471	(239,919)	228,497
Provision for income taxes	—	—	—	—	—	—

Net income (loss)	228,383	228,408	154	11,471	(239,919)	228,497
Less: Net income attributable to noncontrolling interest	—	—	—	(114)	—	(114)

Net income (loss) attributable to William Lyon Homes	$228,383	$228,408	$154	$11,357	$(239,919)	$228,383

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(Unaudited)

Nine Months Ended September 30, 2011 (Predecessor)

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Home sales	$—	$132,111	$11,307	$4,654	$—	$148,072
Construction services	—	13,579	—	—	—	13,579
Management fees	—	213	—	—	(213)	—

	—	145,903	11,307	4,654	(213)	161,651

Operating costs
Cost of sales — homes	—	(115,403)	(10,452)	(4,009)	213	(129,651)
Impairment loss of real estate assets	—	(24,896)	—	—	—	(24,896)
Construction services	—	(12,438)	—	—	—	(12,438)
Sales and marketing	—	(11,701)	(867)	(715)	—	(13,283)
General and administrative	—	(16,431)	(255)	(1)	—	(16,687)
Other	—	(1,313)	—	(753)	—	(2,066)

	—	(182,182)	(11,574)	(5,478)	213	(199,021)

Equity in income of unconsolidated joint ventures	—	3,605	—	—	—	3,605
(Loss) income from subsidiaries	(62,030)	(1,900)	—	—	63,930	—

Operating (loss) income	(62,030)	(34,574)	(267)	(824)	63,930	(33,765)
Interest expense, net of amounts capitalized	—	(17,270)	—	(711)	—	(17,981)
Other income (expense), net	—	850	(124)	(40)	—	686

(Loss) income before reorganization items and provision for income taxes	(62,030)	(50,994)	(391)	(1,575)	63,930	(51,060)
Reorganization items	—	(10,902)	—	—	—	(10,902)

(Loss) income before provision for income taxes	(62,030)	(61,896)	(391)	(1,575)	63,930	(61,962)
Provision for income taxes	—	(10)	—	—	—	(10)

Net (loss) income	(62,030)	(61,906)	(391)	(1,575)	63,930	(61,972)
Less: Net income attributable to noncontrolling interest	—	—	—	(58)	—	(58)

Net (loss) income attributable to William Lyon Homes	$(62,030)	$(61,906)	$(391)	$(1,633)	$63,930	$(62,030)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(Unaudited)

Period from February 25, 2012 through

September 30, 2012 (Successor)

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating activities
Net (loss) income	$(7,611)	$(7,565)	$2,457	$8,155	$(1,009)	$(5,573)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	5,627	13	—	—	5,640
Gain on extinguishment of debt	—	—	—	(975)	—	(975)
Equity in loss of subsidiaries	7,611	(8,620)	—	—	1,009	—
Net changes in operating assets and liabilities:
Restricted cash	—	(35)	—	—	—	(35)
Receivables	—	(1,176)	4	(342)	—	(1,514)
Real estate inventories — owned	—	(12,546)	—	62,363	—	49,817
Real estate inventories — not owned	—	1,250	—	—	—	1,250
Other assets	—	588	28	—	—	616
Accounts payable	—	2,362	37	(912)	—	1,487
Accrued expenses	—	6,871	7	(352)	—	6,526
Liability from real estate inventories not owned	—	(1,250)	—	—	—	(1,250)

Net cash (used in) provided by operating activities	—	(14,494)	2,546	67,937	—	55,989

Investing activities
Purchases of property and equipment	—	(24)	(13)	(16)	—	(53)
Investments in subsidiaries	—	(3,837)	—	—	3,837	—

Net cash (used in) provided by investing activities	—	(3,861)	(13)	(16)	3,837	(53)

Financing activities
Principal payments on notes payable	—	(4,157)	—	(58,400)	—	(62,557)
Payment of preferred stock dividends	—	(1,114)	—	—	—	(1,114)
Noncontrolling interest contributions (distributions), net	—	—	—	1,648	—	1,648
Advances to affiliates	—	—	1	(3,306)	3,305	—
Intercompany receivables/payables	—	19,087	(2,530)	(9,415)	(7,142)	—

Net cash provided by (used in) financing activities	—	13,816	(2,529)	(69,473)	(3,837)	(62,023)

Net (decrease) increase in cash and cash equivalents	—	(4,539)	4	(1,552)	—	(6,087)
Cash and cash equivalents at beginning of period	—	76,158	52	4,322	—	80,532

Cash and cash equivalents at end of period	$—	$71,619	$56	$2,770	$—	$74,445

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(Unaudited)

Period from January 1, 2012 through

February 24, 2012 (Predecessor)

(in thousands)

	Unconsolidated				Eliminating Entries	Consolidated Company
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Operating activities
Net income (loss)	$228,383	$228,408	$154	$11,471	$(239,919)	$228,497
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	—	583	3	—	—	586
Reorganization items:
Cancellation of debt	—	(298,831)	—	—	—	(298,831)
Plan implementation and fresh start adjustments	—	62,553	—	(13,251)	—	49,302
Writeoff of deferred loan costs	—	8,258	—	—	—	8,258
Equity in loss of subsidiaries	(228,383)	(11,536)	—	—	239,919	—
Net changes in operating assets and liabilities:
Receivables	—	922	8	11	—	941
Real estate inventories — owned	—	(4,924)	—	(2,123)	—	(7,047)
Real estate inventories — not owned	—	1,250	—	—	—	1,250
Other assets	—	203	3	—	—	206
Accounts payable	—	4,144	14	460	—	4,618
Accrued expenses	—	(3,418)	(1)	(432)	—	(3,851)
Liability from real estate inventories not owned	—	(1,250)	—	—	—	(1,250)

Net cash (used in) provided by operating activities	—	(13,638)	181	(3,864)	—	(17,321)

Investing activities
Purchases of property and equipment	—	(419)	(3)	422	—	—
Investments in subsidiaries	—	183	—	—	(183)	—

Net cash (used in) provided by investing activities	—	(236)	(3)	422	(183)	—

Financing activities
Principal payments on notes payable	—	(116)	—	(500)	—	(616)
Proceeds from reorganization	—	30,971	—	—	—	30,971
Proceeds from issuance of preferred stock	—	50,000	—	—	—	50,000
Proceeds from debtor in possession financing	—	5,000	—	—	—	5,000
Principal payment of debtor in possession financing	—	(5,000)	—	—	—	(5,000)
Payment for deferred loan costs	—	(2,491)	—	—	—	(2,491)
Noncontrolling interest (distributions) contributions, net	—	—	—	(72)	—	(72)
Advances to affiliates	—	—	—	(4)	4	—
Intercompany receivables/payables	—	(2,665)	(173)	2,659	179	—

Net cash provided by (used in) financing activities	—	75,699	(173)	2,083	183	77,792

Net increase (decrease) in cash and cash equivalents	—	61,825	5	(1,359)	—	60,471
Cash and cash equivalents at beginning of period	—	14,333	47	5,681	—	20,061

Cash and cash equivalents at end of period	$—	$76,158	$52	$4,322	$—	$80,532

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(Unaudited)

Nine Months Ended September 30, 2011 (Predecessor)

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating activities
Net (loss) income	$(62,030)	$(61,906)	$(391)	$(1,575)	$63,930	$(61,972)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	178	38	—	—	216
Impairment loss on real estate assets		24,896				24,896
Equity in income of unconsolidated joint ventures	—	(3,605)	—	—	—	(3,605)
Equity in loss of subsidiaries	62,030	1,900	—	—	(63,930)	—
Net changes in operating assets and liabilities:
Restricted cash	—	139	—	—	—	139
Receivables	—	355	5	(413)	—	(53)
Real estate inventories — owned	—	4,582	—	—	—	4,582
Other assets	—	(3,913)	(7)	(2)	—	(3,922)
Accounts payable	—	2,254	31	523	—	2,808
Accrued expenses	—	(2,371)	25	277	—	(2,069)

Net cash (used in) provided by operating activities	—	(37,491)	(299)	(1,190)	—	(38,980)

Investing activities
Investment in and advances to unconsolidated joint ventures	—	1,435	—	—	—	1,435
Purchases of property and equipment	—	627	(38)	(669)	—	(80)
Investments in subsidiaries	—	29,075	—	—	(29,075)	—

Net cash provided by (used in) investing activities	—	31,137	(38)	(669)	(29,075)	1,355

Financing activities
Principal payments on notes payable	—	(26,604)	—	16,499	—	(10,105)
Payment for deferred loan costs	—	2,689	—	—	—	2,689
Noncontrolling interest (distributions) contributions, net	—	—	—	(1,387)	—	(1,387)
Advances to affiliates	—	—	(3)	(40,905)	40,908	—
Intercompany receivables/payables	—	(15,984)	296	27,521	(11,833)	—

Net cash (used in) provided by financing activities	—	(39,899)	293	1,728	29,075	(8,803)

Net (decrease) increase in cash and cash equivalents	—	(46,253)	(44)	(131)	—	(46,428)
Cash and cash equivalents at beginning of period	—	69,499	131	1,656	—	71,286

Cash and cash equivalents at end of period	$—	$23,246	$87	$1,525	$—	$24,858

Note 11 — Fair Value of Financial Instruments

In accordance with FASB ASC Topic 820 Fair Value Measurements and Disclosure, the Company is required to disclose the estimated fair value of financial instruments. As of September 30, 2012 and December 31, 2011, the Company used the following assumptions to estimate the fair value of each type of financial instrument for which it is practicable to estimate:

•	Cash and Cash Equivalents — The carrying amount is a reasonable estimate of fair value. The Company’s cash balances primarily consist of short-term liquid investments and demand deposits;

•	Notes Payable — The carrying value was adjusted to fair value based on the fresh start accounting adjustments;

•	Senior Secured Term Loan — The carrying value was adjusted to fair value based on the fresh start accounting adjustments; and

•	Senior Subordinated Secured Note — The carrying value was adjusted to fair value based on the fresh start accounting adjustments.

The estimated fair values of financial instruments are as follows (in thousands):

	September 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$74,445	$74,445	$20,061	$20,061
Financial liabilities:
Notes payable	$10,961	$10,961	$74,009	$74,009
Senior Secured Term Loan due 2015	$235,000	$235,000	$206,000	$235,000
Senior Subordinated Secured Note due 2017	$75,916	$75,916	$—	$—
7 5/8% Senior Notes due 2012	$—	$—	$66,704	$20,469
10 3/4% Senior Notes due 2013	$—	$—	$138,912	$40,614
7 1/2% Senior Notes due 2014	$—	$—	$77,867	$21,742

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

Note 12 — Related Party Transactions

For the three months ended September 30, 2012, the period from January 1, 2012 through February 24, 2012, and the period from February 25, 2012 through September 30, 2012, the Company incurred reimbursable on-site labor costs of $77,000, $27,000 and $254,000, respectively, and for the three and nine months ended September 30, 2011, the Company incurred reimbursable on-site labor costs of $174,000 and $265,000, respectively, for providing customer service to real estate projects developed by entities controlled by William Lyon and William H. Lyon. At September 30, 2012 and December 31, 2011, $62,000 and $30,000, respectively, was due to the Company for reimbursable on-site labor costs.

Effective April 1, 2011 upon approval by the Company’s board of directors at that time, the Company and an entity controlled by General William Lyon and William H. Lyon entered into a Human Resources and Payroll Services contract to provide that the affiliate will pay the Company a base monthly fee of $21,335 and a variable monthly fee equal to $23 multiplied by the number of active employees employed by such entity (which will initially result in a variable monthly fee of approximately $8,000). The amended contract also provides that the Company will be reimbursed by such affiliate for a pro rata share of any bonuses paid to the Company’s Human Resources staff (other than any bonus paid to the Vice President of Human Resources). The Company believes that the compensation being paid to it for the services provided to the affiliate is at a market rate of compensation, and that as a result of the fees that are paid to the Company under this contract, the overall cost to the Company of its Human Resources department will be reduced. The Company earned fees of $59,000, $52,000 and $179,000, respectively, during the three months ended September 30, 2012, the period from January 1, 2012 through February 24, 2012, and the period from February 25, 2012 through September 30, 2012, respectively, and fees of $89,000 and $272,000, respectively, during the three and nine months ended September 30, 2011, related to this agreement. This contract expired on August 31, 2012 and was not renewed. Any future services provided to the affiliate will be on an as needed basis and will be paid for based on an hourly rate.

On September 3, 2009, Presley CMR, Inc., a California corporation (“Presley CMR”) and wholly owned subsidiary of California Lyon, entered into an Aircraft Purchase and Sale Agreement (“PSA”) with an affiliate of General William Lyon to sell an aircraft. The PSA provided for an aggregate purchase price for the Aircraft of $8.3 million, (which value was the appraised fair market value of the Aircraft), which consisted of: (i) cash in the amount of $2.1 million to be paid at closing and (ii) a promissory note from the affiliate in the amount of $6.2 million. The note is secured by the Aircraft. As part of the Company’s fresh start accounting, the note was adjusted to its fair value of $5.2 million. The discount on the fresh start adjustment is amortized over the remaining life of the note. The note requires semiannual interest payments to California Lyon of approximately $132,000. The note is due in September 2016.

For the three months ended September 30, 2012, the period from January 1, 2012 through February 24, 2012, and the period from February 25, 2012 through September 30, 2012, the Company incurred charges of $197,000, $118,000 and $472,000, respectively, and for the three and nine months ended September 30, 2011, the Company incurred charges of $197,000 and $590,000, respectively, related to rent on its corporate office, from a trust of which William H. Lyon is the sole beneficiary. The current lease expires in March 2013 and the Company has decided to relocate its corporate office upon expiration of the lease. The Company has entered into a lease for the new location with an unrelated third party.

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

On December 19, 2011, Parent and certain of its subsidiaries filed voluntary petitions under Chapter 11 of Title 11 of the United States Code, as amended, in the U.S. Bankruptcy Court for the District of Delaware to seek approval of the Prepackaged Joint Plan of Reorganization (the “Plan”). On February 10, 2012, the Bankruptcy Court confirmed the Plan. On February 25, 2012, Parent and certain of its subsidiaries consummated the principal transactions contemplated by the Plan and emerged from the bankruptcy proceeding.

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

At September 30, 2012, the Company had federal and state net operating loss (NOL) carryforwards of approximately $203 million and approximately $466 million, respectively. Federal net operating loss carryforwards begin to expire in 2028; state net operating loss carry forwards begin to expire in 2013. These NOL carryforwards will be subject to reduction by the excluded COD income of approximately $200 million. As of September 30, 2012, the Company had unused recognized built-in losses (“RBIL) of approximately $20 million, subject to the annual Section 382 limitation amount of approximately $4 million and carryforward limitation rules similar to the Company’s NOL carryforwards. The Company’s remaining net unrealized built-in loss (“NUBIL”) totals approximately $227 million that, if recognized before February 24, 2017, would also be subject to the annual Section 382 limitation amount of approximately $4 million. The remaining NUBIL was computed by subtracting out the initial total NUBIL for the assets which were sold at a loss during the recognition period from the initial total cumulative NUBIL on the ownership change date. In addition, the Company has alternative minimum tax credit carryforwards of approximately $3 million which do not expire.

During the three and nine months ended September 30, 2012, the Company recorded no income tax expense, leading to an effective tax rate of 0% for each of those periods. The primary driver of the effective tax rate was the valuation allowance, discussed in detail below. Other tax related expenses of $11,000 for the three months ended September 30, 2012 relates to the minimum state tax in California and is recorded in provision for income taxes on the condensed consolidated statements of operations.

In assessing the benefits of the deferred tax assets, management considers whether it is “more likely than not” that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers taxable income in carry back years, the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. As of September 30, 2012, due to uncertainties surrounding the realization of the cumulative federal and state deferred tax assets, the Company has a full valuation allowance against the deferred tax assets. The valuation allowance as of September 30, 2012 and December 31, 2011, is $222.4 million and $202.3 million, respectively.

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”) which is now codified as FASB ASC Topic 740, Income Taxes. FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be considered “more-likely-than-not” to be sustained upon examination by taxing authorities. The Company has taken positions in certain taxing jurisdictions for which it is more likely than not that previously unrecognized tax benefits will be recognized. The Company records interest and penalties related to uncertain tax positions as a component of the provision for income taxes. At December 31, 2011 and September 30, 2012, the Company has no unrecognized tax benefits.

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

As of September 30, 2012, the Company had $0.9 million in deposits as collateral for outstanding irrevocable standby letters of credit to guarantee the Company’s financial obligations under certain contractual arrangements in the normal course of business. The standby letters of credit were secured by cash as reflected as restricted cash on the accompanying consolidated balance sheet. The beneficiary may draw upon these letters of credit in the event of a contractual default by the Company relating to each respective obligation. These letters of credit generally have a stated term of 12 months and have varying maturities throughout 2012, at which time the Company may be required to renew to coincide with the term of the respective arrangement.

The Company also had outstanding performance and surety bonds of $61.1 million at September 30, 2012 related principally to its obligations for site improvements at various projects. The Company does not believe that draws upon these bonds, if any, will have a material effect on the Company’s financial position, results of operations or cash flows. As of September 30, 2012, the Company had $60.2 million of project commitments relating to the construction of projects.

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

In addition to the land bank agreements discussed below, the Company has entered into various purchase option agreements with third parties to acquire land. The Company has made non-refundable deposits of $7.2 million. The Company is under no obligation to purchase the land, but would forfeit remaining deposits if the land were not purchased. The total purchase price under the option agreements is $106.3 million.

Land Banking Arrangements

The Company enters into purchase agreements with various land sellers. As a method of acquiring land in staged takedowns, thereby minimizing the use of funds from the Company’s available cash or other corporate financing sources and limiting the Company’s risk, the Company transfers the Company’s right in such purchase agreements to entities owned by third parties (“land banking arrangements”). These entities use equity contributions and/or incur debt to finance the acquisition and development of the land. The entities grant the Company an option to acquire lots in staged takedowns. In consideration for this option, the Company makes a non-refundable deposit of 15% to 25% of the total purchase price. The Company is under no obligation to purchase the balance of the lots, but would forfeit remaining deposits and could be subject to penalties if the lots were not purchased. The Company does not have legal title to these entities or their assets and has not guaranteed their liabilities. These land banking arrangements help the Company manage the financial and market risk associated with land holdings. FASB ASC Topic 810 requires the consolidation of the assets, liabilities and operations of the Company’s land banking arrangements that are VIEs, of which none existed at September 30, 2012.

The Company participates in one land banking arrangement, which is not a VIE in accordance with FASB ASC Topic 810, but which is consolidated in accordance with FASB ASC Topic 470, Debt. Under the provisions of FASB ASC Topic 470, the Company has determined it is economically compelled, based on certain factors, to purchase the land in the land banking arrangement. The Company has recorded the remaining purchase price of the land of $44.9 million, which is included in real estate inventories not owned and liabilities from inventories not owned in the accompanying consolidated balance sheet as of September 30, 2012, and represents the remaining net cash to be paid on the remaining land takedowns.

In 2012, the Company made additional deposits of $2.5 million. In conjunction with the deposits, the Company reduced real estate inventories not owned and liabilities from inventories not owned in the amount of $2.5 million.

Summary information with respect to the Company’s consolidated land banking arrangement is as follows as of September 30, 2012 (dollars in thousands):

Total number of land banking projects	1

Total number of lots	625

Total purchase price	$161,465

Balance of lots still under option and not purchased:
Number of lots	225

Purchase price	$44,908

Forfeited deposits if lots are not purchased	$27,734

Note 15 — Redeemable Convertible Preferred Stock

As of September 30, 2012, there were 64,831,831 shares of Convertible Preferred Stock, $0.01 par value per share, or the Convertible Preferred Stock, outstanding, which was issued in exchange for aggregate cash consideration of $50.0 million. In conjunction with the application of fresh start accounting, the fair value of the Convertible Preferred Stock was $56.4 million upon emergence.

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

Holders of our Convertible Preferred Stock are entitled to receive cumulative dividends at a rate of 6% per annum consisting of (i) cash dividends at the rate of 4% paid quarterly in arrears, and (ii) accreting dividends accruing at the rate of 2% per annum (the “Convertible Preferred Dividends”). For the three months ended September 30, 2012, and the period from February 24, 2012 through September 30, 2012, the company recorded preferred stock dividends of $0.8 million and $1.8 million. In the period from February 24, 2012 through September 30, 2012, $1.1 million was paid in cash and $0.7 million of accreting dividends are included in Convertible Preferred Stock as of September 30, 2012.

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

Upon the occurrence of the Conversion Date (as defined in the Company’s Amended and Restated Certificate of Incorporation), each share of Convertible Preferred Stock will automatically convert into such number of fully paid and non-assessable shares of Class A Common Stock as is determined by dividing the Convertible Preferred Original Issue Price (as defined in the Company’s Amended and Restated Certificate of Incorporation) by the then applicable conversion price. In connection with any such conversion, the Company will also pay (i) any accrued but unpaid Convertible Preferred Dividends on any shares of Convertible Preferred Stock being converted (including, without limitation, any accreting dividends not previously paid), which amounts will be paid in cash out of funds legally available therefore if such payment would not violate any covenants imposed by agreements entered into in good faith governing the indebtedness of the Company and its subsidiaries, or, to the extent not so permitted or so available, in shares of Class A Common Stock, based on the fair market value of such common stock at such time, and (ii) in cash, the value of any fractional share of Class A Common Stock otherwise issuable to any such Convertible Preferred Stockholder.

To the extent not previously converted to common stock, the Company will redeem all the outstanding shares of Convertible Preferred Stock on the fifteenth anniversary of the date of first issuance at a price per share payable in cash and equal to the Convertible Preferred Original Issue Price plus accrued and unpaid Convertible Preferred Dividends in respect thereof. See Note 17, Subsequent Events, for further discussion on additional Convertible Preferred Stock issued in October 2012.

Note 16 — Equity

Common Stock

As of September 30, 2012, we had 102,368,169 shares of common stock outstanding. In conjunction with the Plan as discussed in Notes 2, 3 and 4, the Company issued the following shares of common stock: (i) 44,793,255 shares of Class A, $0.01 par value per share, in exchange for old senior notes claims, as described above, (ii) 31,464,548 shares of Class B, $0.01 par value per share, in exchange for aggregate consideration of $25 million, and a warrant to purchase 15,737,294 shares of Class B Common Stock, at $2.07 per share, (iii) 12,966,366 shares of Class C, $0.01 par value per share, in exchange for cash consideration of $10.0 million, and (iv) the issuance of an additional 3,144,000 shares of Class C Common Stock to Luxor Capital Group LP as a transaction fee in consideration for providing the backstop commitment of the offering of Class C shares and shares of Convertible Preferred Stock in connection with the Plan.

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

Warrants

The holders of Class B Common Stock hold warrants to purchase 15,737,294 shares of Class B Common Stock at an exercise price of $2.07 per share. The expiration date of the Class B Warrants is February 15, 2017. The Warrants were assigned a value of $1.0 million in conjunction with the adoption of fresh start accounting and are recorded in additional paid-in capital.

Note 17 — Subsequent Events

The Company follows the guidance in ASC Topic 855, Subsequent Events (“ASC 855”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 sets forth (i) the period after the balance sheet date during which management of a reporting entity evaluates events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. Pursuant to ASC Topic 855, the Company’s management has evaluated subsequent events through the date that the condensed consolidated financial statements were issued for the period ended September 30, 2012 and noted that, other than as described below, no subsequent events that would require disclosure in or adjustment to the condensed consolidated financial statements.

Paulson Stock Issuance

On October 10, 2012, the Company entered into a Subscription Agreement (the “Subscription Agreement”) between the Company and WLH Recovery Acquisition LLC, a Delaware limited liability company and investment vehicle managed by affiliates of Paulson & Co. Inc. (“Paulson”), pursuant to which, the Company issued to Paulson (i) 15,238,095 shares of the Company’s Class A Common Stock, for $16,000,000 in cash and (ii) 12,173,913 shares of the Company’s Convertible Preferred Stock, for $14,000,000 in cash, for an aggregate purchase price of $30,000,000 (the “Paulson Stock Issuance”). In connection with the Paulson Stock Issuance, the Company also amended (i) its Class A Common Stock Registration Rights Agreement and Convertible Preferred Stock and Class C Common Stock Registration Rights Agreement to include in such agreements the shares issued to Paulson so that Paulson may become a party to such agreements with equal rights, benefits and obligations as the other stockholders who are parties thereto, and (ii) its Amended and Restated Certificate of Incorporation (the “Charter”) and Amended and Restated Bylaws to (a) increase the size of the Company’s board of directors (the “Board”) from seven to eight members, up to and until the Conversion Date (as defined in the Charter), (b) provide the holders of Class A Common Stock the right to elect the director to fill the newly created Board seat, (c) revise the definition of “Convertible Preferred Original Issue Price” to equal the price per share at which shares of Convertible Preferred Common Stock are issued and (d) incorporate various clarifying and conforming changes.

Equity Grants Under the Company’s 2012 Equity Incentive Plan

On October 1, 2012, the Company approved the grant of an aggregate of 3,120,000 restricted shares of Class D common stock of the Company (the “Restricted Stock”), and an aggregate of 4,757,303 options to purchase shares of Class D common stock of the Company, of which 1,115,303 represent “five-year” options and 3,642,000 represent “ten-year” options (collectively, the five-year and ten-year options are the “Options”) to certain officers of California Lyon. The five-year options are subject to mandatory exercise upon the earlier of an initial public offering of the Company (the “IPO”) or five years, provided, that if the IPO occurs prior to the applicable vesting date of the options, such options will be exercised upon the applicable vesting date. The five-year options and ten-year options will be incentive stock options to the maximum extent permitted by law. Each of the restricted stock and option awards vests as follows: 50% of the shares and options vested on October 1, 2012, the date of grant, with the remaining 50% of the shares and options vesting in three equal installments on each of December 31, 2012, 2013 and 2014, subject to the executive’s continued employment through the applicable vesting date and accelerated vesting as set forth in the applicable award agreement. Also on October 1, 2012, the Company granted 313,500 shares of Restricted Stock to its non-employee directors, which were fully vested on the date of grant. The Restricted Stock and Option grants were subject to the approval by the Company’s stockholders of the Company’s 2012 Equity Incentive Plan (the “2012 Plan”), which approval was obtained on October 10, 2012.

Awards under the 2012 Plan may be granted to the Company’s senior management employees, senior project managers, key employees, consultants, non-employee directors or individuals who hold such positions with certain of the Company’s subsidiaries. The 2012 Plan authorizes awards of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, deferred stock awards, deferred stock unit awards, dividend equivalent awards, stock payment awards and performance awards and other stock-based awards (collectively, the “Awards”). Subject to the adjustment provisions in the 2012 Plan, the maximum aggregate number of shares with respect to one or more Awards that may be granted to any one participant during any calendar year will be 5,000,000, and the maximum aggregate amount of cash that may be paid in cash to any one participant during any calendar year with respect to one or more Awards settled in cash will be $5,000,000. 13,699,565 shares of the Company’s Class D common stock have been reserved for issuance under the 2012 Plan. Upon the “Conversion Date,” as defined in the Company’s Amended and Restated Certificate of Incorporation, all shares of the Company’s Class D common stock will convert into shares of Class A common stock without any further action by the Company or the 2012 Plan participants.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

WILLIAM LYON HOMES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The Company is primarily engaged in the design, construction and sale of single family detached and attached homes in California, Arizona and Nevada. The Company conducts its homebuilding operations through four reportable operating segments: Southern California, Northern California, Arizona and Nevada. For the nine months ended September 30, 2012, which includes the “Predecessor” entity from January 1, 2012 through February 24, 2012, and the “Successor” entity from February 25, 2012 through September 30, 2012, or the 2012 Period, on a consolidated basis, which includes results from all four reportable operating segments, the Company had revenues from homes sales of $162.7 million, a 10% increase from $148.1 million for the nine months ended September 30, 2011, or the 2011 Period. The Company had net new home orders of 902 homes in the 2012 period, a 67% increase from 539 in the 2011 period, and the average sales price for homes closed decreased 25% to $259,400 in the 2012 period from $344,400 in the 2011 period.

Chapter 11 Reorganization

On December 19, 2011, William Lyon Homes, or Parent, and certain of its direct and indirect wholly-owned subsidiaries filed voluntary petitions, or the Chapter 11 Petitions, in the U.S. Bankruptcy Court for the District of Delaware, or the Bankruptcy Court, to seek approval of the Prepackaged Joint Plan of Reorganization, or the Plan, of Parent and certain of its subsidiaries. Prior to filing the Chapter 11 Petitions, Parent’s wholly-owned subsidiary, William Lyon Homes, Inc., or California Lyon, was in default under its prepetition loan agreement with ColFin WLH Funding, LLC and certain other lenders, or the Prepetition Term Loan Agreement, due to its failure to comply with certain financial covenants in the Prepetition Term Loan Agreement. In addition, the Company became increasingly uncertain of its ability to repay or refinance its then outstanding 7  5/8% Senior Notes when they matured on December 15, 2012. Beginning in April 2011, California Lyon entered into a series of amendments and temporary waivers with the lenders under the Prepetition Term Loan Agreement related to these defaults, which prevented acceleration of the indebtedness outstanding under the Prepetition Term Loan Agreement and enabled the Company to negotiate a financial reorganization to be implemented through the bankruptcy process with its key constituents prior to the Chapter 11 Petitions. The Chapter 11 Petitions are jointly administered under the caption In re William Lyon Homes, et al., Case No. 11-14019, or the Chapter 11 Cases. The sole purpose of the Chapter 11 Cases was to restructure the debt obligations and strengthen the balance sheet of the Parent and certain of its subsidiaries. See Notes 2, 3, and 4 of “Notes to Condensed Consolidated Financial Statements”, for further discussion.

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

Upon emergence from the reorganization process, the Company adopted fresh start accounting in accordance with ASC 852. The adoption of fresh start accounting results in a new entity for financial reporting purposes. Accordingly, the Condensed Consolidated Financial Statements on or after February 25, 2012 are not comparable to the Condensed Consolidated Financial Statements prior to that date. See Notes 2, 3 and 4 of “Notes to Condensed Consolidated Financial Statements” for further discussion. The Company’s Condensed Consolidated Statement of Operations for the nine months ended September 30, 2012 was, and subsequent periods through the period ending December 31, 2012, will be split into Predecessor and Successor financial statements for as long as any Predecessor financial statements are disclosed.

Fresh start accounting requires resetting the historical net book value of assets and liabilities to fair value by allocating the entity’s reorganization value to its assets pursuant to Accounting Standards Codification Topic 805, Business Combinations, or ASC 805, and Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures, or ASC 820. The excess reorganization value over the fair value of tangible and identifiable intangible assets is recorded as goodwill on the Condensed Consolidated Balance Sheet. Deferred taxes are determined in conformity with Accounting Standards Codification Topic 740, Income Taxes, or ASC 740. For additional information regarding the impact of fresh start accounting on our Condensed Consolidated Balance Sheet as of September 30, 2012, see Note 3 of “Notes to Condensed Consolidated Financial Statements.”

Results of Operations

During 2012, the Company has experienced an overall improvement in all of its markets, with an increase in sales absorption rates, an increase in net sales prices, backlog units and an improvement in gross margins. Previous negative trends seem to be improving including (i) stabilizing unemployment rates, which correlate to improved consumer confidence, (ii) decreasing foreclosure activity with decreasing volumes of shadow inventory, (iii) sustained historically low mortgage rates, which is leading to increased homebuyer demand, as well as (iv) better overall economic conditions. The Company continues to optimize on the momentum of the last two quarters and the signs of recovery by increasing prices where appropriate and reducing incentives.

In Southern California, net new home orders per average sales location increased to 34.7 during the nine months ended September 30, 2012 from 26.0 for the same period in 2011. In Northern California, net new home orders per average sales location increased to 41.3 during the 2012 period from 23.8 during the 2011 period. In Arizona, net new home orders per average sales location increased to 108.0 during the nine months ended September 30, 2012 from 72.0 for the same period in 2011. In Nevada, net new home orders per average sales location increased to 34.2 during the 2012 period from 18.8 during the 2011 period. In Southern California, the cancellation rate decreased to 17% in the 2012 period compared to 23% in the 2011 period. In Northern California, the cancellation rate increased to 22% in the 2012 period compared to 19% in the 2011 period. In Arizona, the cancellation rate increased to 8% in the 2012 period compared to 6% in the 2011 period. In Nevada, the cancellation rate decreased to 12% in the 2012 period compared to 18% in the 2011 period. The lower cancellation rate is due to an increase in the number of highly qualified, credit worthy homebuyers which can be attributed to tighter lending guidelines.

The Company experienced increased homebuilding gross margin percentages of 15.9% for the nine months ended September 30, 2012 compared to 12.4% in the 2011 period particularly impacted by an increase in Northern California’s homebuilding gross margin percentages to 23.4% in the 2012 period compared to 10.3% in the 2011 period. Also contributing to the overall increase, was an increase in Nevada’s homebuilding gross margin percentages to 14.1% in the 2012 period from 10.2% in the 2011 period, and an increase in Arizona’s homebuilding gross margin percentages to 13.6% in the 2012 period compared to 13.0% in the 2011 period, offset by a decrease in Southern California’s homebuilding gross margin percentages to 13.5% in the 2012 period from 14.0% in the 2011 period. The increase in gross margins is primarily related to an increase in absorption, which decreases certain project related costs, and an increase in sales prices.

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

Comparisons of Three Months Ended September 30, 2012 to September 30, 2011

Home sales revenue increased $22.9 million to $76.6 million during the three months ended September 30, 2012 compared to $53.7 million for the three months ended September 30, 2011. The increase is primarily attributable to an increase in homes closed of 81% to 268 homes for the three months ended September 30, 2012, from148 homes for the three months ended September 30, 2011, offset by a decrease in average sales price of 21% to $285,900 from $362,900 primarily due to a change in product mix. The number of net new home orders for the three months ended September 30, 2012 increased 66% to 279 homes from 168 homes for the three months ended September 30, 2011. On a consolidated basis, the backlog of homes sold but not closed as of September 30, 2012 was 414, up 115% from 193 homes a year earlier.

Homes in backlog are generally closed within three to six months. The dollar amount of backlog of homes sold but not closed on a consolidated basis as of September 30, 2012 was $108.4 million, up 99% from $54.3 million as of September 30, 2011 primarily due to an increase in net new home orders. The cancellation rate of buyers who contracted to buy a home but did not close escrow at the Company’s projects was 18% during the three months ended September 30, 2012 compared to 24% during the three months ended September 30, 2011. The inventory of completed and unsold homes was 12 homes as of September 30, 2012, down 69% from 39 homes at September 30, 2011, and down 84% from 73 homes at December 31, 2011.

The Company’s number of new home orders per average sales location increased to 15.5 during the three months ended September 30, 2012 as compared to 8.8 during the three months ended September 30, 2011. This was attributable to Southern California, which increased to 12.0 per location during the three months ended September 30, 2012 from 5.9 per location during the three months ended September 30, 2011, Northern California, which increased to 14.5 per location during the three months ended September 30, 2012 from 8.3 per location during the three months ended September 30, 2011, and Nevada, which increased to 13.3 per location during the three months ended September 30, 2012 compared to 5.3 per location during the three months ended September 30, 2011, offset by Arizona, which decreased from 31.0 per location during the three months ended September 30, 2011 to 27.0 per location during the three months ended September 30, 2012.

In relation to the adoption of fresh start accounting in conjunction with the confirmation of the Plan, the results of operations for 2012 separately present the period from January 1, 2012 through February 24, 2012 as Predecessor, and the period from February 25, 2012 through September 30, 2012 as Successor. As such, the application of fresh start accounting as described in Note 3 of the “Notes to Condensed Consolidated Financial Statements” is reflected in the period from February 25, 2012 through September 30, 2012 and not the period January 1, 2012 through February 24, 2012. The accounts reflected in the tables below, including gross margin percentage, sales and marketing expense, general and administrative expense and net (loss) income, are affected by the fresh start accounting. Certain statistics including (i) net new home orders, (ii) average number of sales locations, (iii) backlog, (iv) number of homes closed, (v) homes sales revenue and (vi) average sales price of homes closed are not affected by the fresh start accounting.

	Three Months Ended September 30,		Increase (Decrease)
	2012	2011	Amount	%
Number of Net New Home Orders
Southern California	60	41	19	46%
Northern California	58	33	25	76%
Arizona	81	62	19	31%
Nevada	80	32	48	150%

Total	279	168	111	66%

Cancellation Rate	18%	24%	(6)%

Net new home orders in each segment increased period over period. The weekly average sales rates for the period were 1.2 sales per project during the three months ended September 30, 2012 compared to 0.7 sales per project during the three months ended September 30, 2011. In Southern California, net new home orders increased 46% from 41 during the three months ended September 30, 2011, to 60 during the three months ended September 30, 2012. In Northern California, net new home orders increased 76% from 33 during the three months ended September 30, 2011, to 58 during the three months ended September 30, 2012. In Arizona, net new home orders increased 31% from 62 during the three months ended September 30, 2011, to 81 during the three months ended September 30, 2012. In Nevada, net new home orders more than doubled from 32 homes during the three months ended September 30, 2011, to 80 homes during the three months ended September 30, 2012. The increase in net new home orders is due to an improvement in the housing market, overall homebuyer demand, and improvement in general economic conditions in all of our divisions. As discussed previously, these improvements positively impact the number of homes in backlog, which are homes that will close in future periods. As new home orders and backlog increase, it has a positive impact on revenues and cash flow in future periods.

Cancellation rates for the Company overall decreased to 18% for the three month period ended September 30, 2012 from 24% for the three month period ended September 30, 2011. The change includes a decrease in Southern California’s cancellation rate to 24% for the three months ended September 30, 2012, from 43% for the three months ended September 30, 2011, a decrease in Northern California’s cancellation rate to 18% for the three months ended September 30, 2012, from 25% for the three months ended September 30, 2011, a decrease in Nevada’s cancellation rate to 16% for the three months ended September 30, 2012, from 18% for the three months ended September 30, 2011, offset by an increase in Arizona’s cancellation rate to 15% for the three months ended September 30, 2012 from 7% for the three months ended September 30, 2011. The lower cancellation rate is due to an increase in the number of highly qualified, credit worthy customers purchasing homes which can be attributed to tighter lending guidelines.

	Three Months Ended September 30,		Increase (Decrease)
	2012	2011	Amount	%
Average Number of Sales Locations
Southern California	5	7	(2)	(29)%
Northern California	4	4	—	0%
Arizona	3	2	1	50%
Nevada	6	6	—	0%

Total	18	19	(1)	(5)%

The average number of sales locations for the Company decreased by one for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. Southern California decreased by two average sales locations from seven for the three months ended September 30, 2011 to five for the three months ended September 30, 2012, due to final delivery of two projects. Arizona increased by one average sales location from two for the three months ended September 30, 2011 to three for the three months ended September 30, 2012 due to the opening of three new projects, offset by final home orders at two projects. Northern California and Nevada remained unchanged at four and six average sales locations, respectively, for both the three months ended September 30, 2012 and 2011.

	September 30,		Increase (Decrease)
	2012	2011	Amount	%
Backlog (units)
Southern California	95	58	37	64%
Northern California	72	37	35	95%
Arizona	162	72	90	125%
Nevada	85	26	59	227%

Total	414	193	221	115%

The Company’s backlog at September 30, 2012 increased 115% from 193 units at September 30, 2011 to 414 units at September 30, 2012. The increase is primarily attributable to an increase in net new home orders during the period driven by the Nevada division, which had a 150% increase in net new home orders, which contributed to a 227% increase in backlog. The increase in backlog at quarter end reflects an increase in the number of homes closed to 268 during the three months ended September 30, 2012 from 148 during the three months ended September 30, 2011, and a 66% increase in total net new order activity to 279 homes during the three months ended September 30, 2012 from 168 homes during the three months ended September 30, 2011. All divisions continue their strong performance due to increased homebuyer confidence and stabilization in all of our markets.

	September 30,		Increase (Decrease)
	2012	2011	Amount	%
	(dollars in thousands)
Backlog (dollars)
Southern California	$38,154	$27,507	$10,647	39%
Northern California	20,754	11,364	9,390	83%
Arizona	31,551	10,146	21,405	211%
Nevada	17,912	5,326	12,586	236%

Total	$108,371	$54,343	$54,028	99%

The dollar amount of backlog of homes sold but not closed as of September 30, 2012 was $108.4 million, up 99% from $54.3 million as of September 30, 2011. The increase during this period reflects a 115% increase in the number of homes in backlog to 414 homes as of September 30, 2012 compared to 193 homes as of September 30, 2011. The increase in the dollar amount of backlog is offset by a decrease in average sales prices for new home orders. The Company experienced a decrease of 7% in the average sales price of homes in backlog to $261,800 as of September 30, 2012 compared to $281,600 as of September 30, 2011. The decrease is driven by a lower price point of our actively selling projects to projects available to first time buyers or first time “move up” buyers. The increase in the dollar amount of backlog of homes sold but not closed as described above generally results in an increase in operating revenues in the subsequent period as compared to the previous period.

In Southern California, the dollar amount of backlog increased 39% to $38.2 million as of September 30, 2012 from $27.5 million as of September 30, 2011, which is attributable to a 64% increase in the number of homes in backlog in Southern California to 95 homes as of September 30, 2012 compared to 58 homes as of September 30, 2011, and a 46% increase in net new home orders to 60 for the three months ended September 30, 2012 compared to 41 homes for the three months ended September 30, 2011, offset by a 15% decrease in the average sales price of homes in backlog to $401,600 as of September 30, 2012 compared to $474,300 as of September 30, 2011. In Southern California, the cancellation rate decreased to 24% for the three months ended September 30, 2012 from 43% for the three months ended September 30, 2011.

In Northern California, the dollar amount of backlog increased 83% to $20.8 million as of September 30, 2012 from $11.4 million as of September 30, 2011, which is attributable to an 95% increase in the number of units in backlog to 72 as of September 30, 2012 from 37 as of September 30, 2011, along with a 76% increase in net new home orders in Northern California to 58 homes for the three months ended September 30, 2012 compared to 33 homes for the three months ended September 30, 2011, offset by an 6% decrease in the average sales price of homes in backlog to $288,300 as of September 30, 2012 compared to $307,100 as of September 30, 2011. In Northern California, the cancellation rate decreased to 18% for the three months ended September 30, 2012 from 25% for the three months ended September 30, 2011.

In Arizona, the dollar amount of backlog increased 211% to $31.6 million as of September 30, 2012 from $10.1 million as of September 30, 2011, which is attributable to a 125% increase in the number of units in backlog to 162 as of September 30, 2012 from 72 as of September 30, 2011, along with a 31% increase in net new home orders in Arizona to 81 homes during the three months ended September 30, 2012 compared to 62 homes during the three months ended September 30, 2011, and a 38% increase in the average sales price of homes in backlog to $194,800 as of September 30, 2012 compared to $140,900 as of September 30, 2011. In Arizona, the cancellation rate increased to 15% for the three months ended September 30, 2012 from 7% for the three months ended September 30, 2011.

In Nevada, the dollar amount of backlog increased 236% to $17.9 million as of September 30, 2012 from $5.3 million as of September 30, 2011, which is attributable to a 227% increase in the number of units in backlog to 85 as of September 30, 2012 from 26 as of September 30, 2011, along with a 150% increase in net new home orders in Nevada to 80 homes during the three months ended September 30, 2012 compared to 32 homes during the three months ended September 30, 2011, and a 3% increase in the average sales price of homes in backlog to $210,700 as of September 30, 2012 compared to $204,800 as of September 30, 2011. In Nevada, the cancellation rate decreased to 16% for the three months ended September 30, 2012 from 18% for the three months ended September 30, 2011.

	Three Months Ended September 30,		Increase (Decrease)
	2012	2011	Amount	%
Number of Homes Closed
Southern California	63	55	8	15%
Northern California	65	38	27	71%
Arizona	66	25	41	164%
Nevada	74	30	44	147%

Total	268	148	120	81%

During the three months ended September 30, 2012, the number of homes closed increased 81% to 268 in the 2012 period from 148 during the three months ended September 30, 2011. The increase in home closings is attributable to an increase in beginning backlog for the period of 133% to 403 units at June 30, 2012 compared to 173 units at June 30, 2011. There was a 15% increase in home closings in Southern California from 55 during the three months ended September 30, 2011 to 63 during the three months ended September 30, 2012, a 71% increase in home closings in Northern California to 65 during the three months ended September 30, 2012 from 38 during the three months ended September 30, 2011, a 164% increase in Arizona to 66 homes closed during the three months ended September 30, 2012 compared to 25 homes closed during the three months ended September 30, 2011, and a 147% increase in homes closed in Nevada from 30 during the three months ended September 30, 2011 to 74 during the three months ended September 30, 2012. In addition, the Company was able to convert 53% of its units in backlog as of June 30, 2012 into closings during the three months ended September 30, 2012.

	Three Months Ended September 30,		Increase (Decrease)
	2012	2011	Amount	%
	(dollars in thousands)
Home Sales Revenue
Southern California	$31,287	$28,554	$2,733	10%
Northern California	21,146	15,873	5,273	33%
Arizona	10,632	3,472	7,160	206%
Nevada	13,552	5,804	7,748	133%

Total	$76,617	$53,703	$22,914	43%

The increase in homebuilding revenue of 43% to $76.6 million for the three months ended September 30, 2012 from $53.7 million for the three months ended September 30, 2011 is primarily attributable to: (i) an increase in revenue of $43.5 million due to an increase in homes closed of 81% to 268 for the three months ended September 30, 2012 from 148 for the three months ended September 30, 2011 offset by (ii) a decrease in revenue of $20.6 million related to a decrease in average sales price of $77,000 per unit from $362,900 for the three months ended September 30, 2011 to $285,900 for the three months ended September 30, 2012. The decrease in the average sales price of homes closed is attributable to a strategic shift in the price point of our actively selling projects to projects available to first time buyers or first time “move up” buyers, which included a decrease in the number of homes closed with a sale price in excess of $500,000 from 44 during the three months ended September 30, 2011 to 31 during the three months ended September 30, 2012.

	Three Months Ended September 30,		Increase (Decrease)
	2012	2011	Amount	%
Average Sales Price of Homes Closed
Southern California	$496,600	$519,200	$(22,600)	(4)%
Northern California	325,300	417,700	(92,400)	(22)%
Arizona	161,100	138,900	22,200	16%
Nevada	183,100	193,500	(10,400)	(5)%

Total	$285,900	$362,900	$(77,000)	(21)%

The average sales price of homes closed for the three months ended September 30, 2012 decreased in three segments due primarily to a change in product mix, as previously described. In the Southern California and Northern California segments, the overall average sales price decrease is primarily due to a change in product mix, as previously described. The decrease in average sales prices for the period was due to new projects that were released during 2012 with an average sales price of $303,000, which is below the prior period average of $362,000.

	Three Months Ended September 30,
	2012	2011	Increase (Decrease)
Homebuilding Gross Margin Percentage
Southern California	14.1%	15.1%	(1.0)%
Northern California	25.0%	12.2%	12.8%
Arizona	16.0%	8.9%	7.1%
Nevada	16.3%	8.6%	7.7%

Total	17.8%	13.2%	4.6%

Adjusted Homebuilding Gross Margin Percentage	25.7%	21.6%	4.1%

For homebuilding gross margins, the comparison of the three months ended September 30, 2012 and the three months ended September 30, 2011 is as follows:

•

In Southern California, homebuilding gross margins remained relatively consistent at 14.1% during the three months ended September 30, 2012 compared to 15.1% during the three months ended September 30, 2011. However, margins were slightly impacted by fresh start accounting on the real estate values, which decreased the cost basis on some properties in the division and increased the cost basis on others, and subsequently increased gross margins by 0.5%.

•

In Northern California, homebuilding gross margins more than doubled to 25.0% for the three months ended September 30, 2012 due to the impact of fresh start accounting on the real estate values, which decreased the cost basis in each property in the division, and subsequently increased gross margins by 5.9%, as well as the closeout of lower margin projects from the prior year.

•

In Arizona, homebuilding gross margins increased 7.1% reflecting the existence of higher margin projects in the current year. The improvement in gross margins is due to a 16% increase in average sales prices. In addition, the impact of fresh start accounting on the real estate values, which increased the cost basis in each property in the division, and subsequently decreased gross margins by 1.4%.

•

In Nevada, homebuilding gross margins increased 7.7% reflecting the existence of higher margin projects in the current year, and due to the impact of fresh start accounting on the real estate values, which decreased the cost basis on some properties in the division and increased the cost basis on others, and subsequently increased gross margins by 0.7%.

Excluding previously capitalized interest to projects included in cost of sales, adjusted homebuilding gross margin percentage was 25.7% for the three months ended September 30, 2012, compared to 21.6% for the three months ended September 30, 2011. Adjusted homebuilding gross margin is a non-GAAP financial measure. The Company believes this information is meaningful as it isolates the impact that interest has on homebuilding gross margin and permits investors to make better comparisons with its competitors, who also break out and adjust gross margins in a similar fashion. See table set forth below reconciling this non-GAAP measure to homebuilding gross margin.

	Three Months Ended September 30,
	2012	2011
	(dollars in thousands)
Home sales revenue	$76,617	$53,703
Cost of home sales	63,012	46,635

Homebuilding gross margin	13,605	7,068
Add: Interest in cost of sales	6,051	4,506

Adjusted homebuilding gross margin	$19,656	$11,574

Adjusted homebuilding gross margin percentage	25.7%	21.6%

Lots, Land, and Other Sales Revenue

Lots, land and other sales increased to $9.3 million for the three months ended September 30, 2012 with no comparable amount for the three months ended September 30, 2011 primarily attributable to the sale of 58 lots in Mesa, Arizona, known as Lehi Crossing for a sales price of $6.5 million, and the sale of 40 lots in Elk Grove, CA known as Magnolia Lane for a sales price of $2.8 million, in the third quarter of 2012. Cost of sales – lots, land and other increased as a result of the sales to $7.8 million for the three months ended September 30, 2012 compared to a negligible amount for the three months ended September 30, 2011.

Construction Services Revenue

Construction services revenue, which was all recorded in Southern California and Northern California, was $7.0 million for the three months ended September 30, 2012 compared with $6.0 million for the three months ended September 30, 2011. The increase is primarily due to an increase in the number of construction services projects in the 2012 period, compared to the 2011 period. In Northern California, the Company started construction on one project in 2012 which contributed approximately $2.2 million in the three months ended September 30, 2012. See Note 1 of “Notes to Condensed Consolidated Financial Statements” for further discussion.

Impairment Loss on Real Estate Assets

	Three Months Ended September 30,
	2012	2011	Increase (Decrease)
	(in thousands)
Land under development and homes completed and under construction
Southern California	$—	$1,853	$(1,853)
Northern California	—	1,731	(1,731)
Nevada	—	4,790	(4,790)

Total	$—	$8,374	$(8,374)
Land held for future development or sold
Nevada	—	16,522	(16,522)

Total	—	16,522	(16,522)

Total impairment loss on real estate assets	$—	$24,896	$(24,896)

The Company evaluates homebuilding assets for impairment when indicators of impairments are present. Indicators of potential impairment include, but are not limited to, a decrease in housing market values, sales absorption rates, and sales prices. On February 24, 2012, the Company adopted fresh start accounting under ASC 852, Reorganizations, and recorded all real estate inventories at fair value. For the three months ended September 30, 2012, there were no impairment charges recorded.

During the quarter ended September 30, 2011, the Company recorded impairment loss on real estate assets of $24.9 million. The impairment loss related to land under development and homes completed and under construction recorded during the three months ended September 30, 2011, resulted from (i) in certain projects, a decrease in home sales prices related to increased incentives and (ii) a decrease in sales absorption rates which increased the length of time of the project and increased period costs related to the project. The Company updates project budgets and cash flows of each real estate project on a quarterly basis to determine whether the estimated remaining undiscounted future cash flows of the project are more or less than the carrying amount (net book value) of the asset. If the undiscounted cash flows are more than the net book value of the project, then there is no impairment. If the undiscounted cash flows are less than the net book value of the asset, then the asset is deemed to be impaired and is written-down to its fair value. During the 2011 period, the Company adjusted discount rates to a range of 18% to 22%.

The impairment loss related to land held for future development or sold during the three months ended September 30, 2011, resulted from the reduced value of the land in the project. The Company values land held for future development using, (i) projected cash flows with the strategy of selling the land, on a finished or unfinished basis, or building out the project, (ii) considering recent, legitimate offers received, (iii) prices for land in recent comparable sales transactions, and other factors. In addition, the Company may use appraisals to best determine the as-is value. The Company continues to evaluate land values to determine whether to hold for development or to sell at current prices, which may lead to additional impairment on real estate assets.

Sales and Marketing Expense

	Three Months Ended September 30,		Increase (Decrease)
	2012	2011	Amount	%
	(dollars in thousands)
Sales and Marketing Expense
Homebuilding
Southern California	$1,693	$2,057	$(364)	(18)%
Northern California	916	1,115	(199)	(18)%
Arizona	813	257	556	216%
Nevada	750	758	(8)	(1)%

Total	$4,172	$4,187	$(15)	0%

Sales and marketing expense remained relatively consistent at $4.2 million during the three months ended September 30, 2012 and 2011. Sales and marketing expense was 5.4% and 7.8% of homebuilding revenue during the three months ended September 30, 2012 and 2011, respectively. The improvement in sales and marketing expense as a percentage of revenue is due to the decrease in advertising dollars spent relative to homebuilding revenue, which was 2.8% of homebuilding revenues during the 2012 period, compared to 6.5% of homebuilding revenues during the 2011 period. The decrease is due to the Company using more web based, economically efficient advertising programs.

General and Administrative Expense

	Three Months Ended September 30,		Increase (Decrease)
	2012	2011	Amount	%
	(dollars in thousands)
General and Administrative Expense
Homebuilding
Southern California	$936	$823	$113	14%
Northern California	311	258	53	21%
Arizona	620	483	137	28%
Nevada	563	539	24	4%
Corporate	4,650	2,662	1,988	75%

Total	$7,080	$4,765	$2,315	49%

General and administrative expense increased 49% to $7.1 million during the three months ended September 30, 2012 from $4.8 million during the three months ended September 30, 2011. Increase is primarily attributed to (i) $1.6 million of non-cash amortization expense of intangible assets resulting from fresh-start accounting during the three months ended September 30, 2012 with no comparable amount during the three months ended September 30, 2011, (ii) an increase of $0.2 million in bonus expense from $0.6 million during the three months ended September 30, 2011 to $0.8 million during the three months ended September 30, 2012, and (iii) an increase of $0.3 million in professional fees from $0.2 million during the three months ended September 30, 2011 to $0.5 million during the three months ended September 30, 2012. However, on a percentage of revenue basis the Company has improved significantly as general and administrative expense before amortization of intangibles assets relating to fresh start adjustments, as a percentage of homebuilding revenue was 7.1% and 8.9% during the three months ended September 30, 2012 and 2011, respectively.

Other Items

Other operating costs remained relatively consistent at $0.9 million during the three months ended September 30, 2012 compared to $0.9 million during the three months ended September 30, 2011.

During the three months ended September 30, 2012, the Company incurred interest related to its outstanding debt of $8.7 million, of which $6.2 million was capitalized, resulting in net interest expense of $2.5 million. During the three months ended September 30, 2011, the Company incurred interest related to its outstanding debt of $15.9 million, of which $7.9 million was capitalized, resulting in net interest expense of $8.0 million. The decrease in interest expense during the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 is primarily attributable to the lower interest rate and reduced outstanding debt obtained as a result of the debt restructuring in February 2012.

Reorganization Items

Reorganization items include legal and professional fees incurred in connection with the Chapter 11 Cases. During the three months ended September 30, 2012 and 2011, the Company incurred reorganization costs of $0.7 million and $4.8 million, respectively.

Noncontrolling Interest

Net income (loss) attributable to noncontrolling interest changed to income of $1.2 million in the 2012 period compared to a loss of $0.07 million in the 2011 period. The change is primarily due to an increase in the numbers of homes closed in unconsolidated joint ventures to 17 in the 2012 period from 3 in the 2011 period.

Preferred Dividends

The accrued preferred dividend was $0.8 million in the 2012 period with no comparable amount in the 2011 period due to the issuance of preferred stock in conjunction with the Company’s reorganization.

Net Loss Attributable to William Lyon Homes

As a result of the foregoing factors, net loss during the three months ended September 30, 2012 was $0.8 million compared to net loss during the three months ended September 30, 2011 of $39.6 million.

Lots Owned and Controlled

The table below summarizes the Company’s lots owned and controlled as of the periods presented:

	September 30,		Increase (Decrease)
	2012	2011	Amount	%
Lots Owned
Southern California	1,027	768	259	34%
Northern California	320	515	(195)	(38)%
Arizona	6,247	6,253	(6)	0%
Nevada	2,940	2,700	240	9%

Total	10,534	10,236	298	3%

Lots Controlled(1)
Southern California	193	114	79	69%
Northern California	674	303	371	100%

Total	867	417	450	108%

Total Lots Owned and Controlled	11,401	10,653	748	7%

(1)	Lots controlled may be purchased by the Company as consolidated projects or may be purchased by newly formed joint ventures.

Comparisons of Nine Months Ended September 30, 2012 to September 30, 2011

On a combined basis, revenues from homes sales increased 10% to $162.7 million during the nine months ended September 30, 2012 compared to $148.1 million during the nine months ended September 30, 2011. The increase is primarily due to an increase of 46% in homes closed to 627 homes during the 2012 period compared to 430 homes during the 2011 period, offset by a decrease in the average sales price of homes closed to $259,400 in the 2012 period compared to $344,400 in the 2011 period. On a combined basis, the number of net new home orders for the nine months ended September 30, 2012 increased 67% to 902 homes from 539 homes for the nine months ended September 30, 2011.

The average number of sales locations remained consistent at 19 locations during the nine months ended September 30, 2012 and 2011. The Company’s number of new home orders per average sales location increased 67% to 47.5 for the nine months ended September 30, 2012 as compared to 28.4 for the nine months ended September 30, 2011.

In relation to the adoption of fresh start accounting in conjunction with the confirmation of the Plan, the results of operations for 2012 separately present the period from January 1, 2012 through February 24, 2012 as Predecessor and the period from February 25, 2012 through September 30, 2012 as Successor. As such, the application of fresh start accounting as described in Note 3 of the “Notes to Condensed Consolidated Financial Statements” is reflected in the period from February 25, 2012 through September 30, 2012 and not the period January 1, 2012 through February 24, 2012. The accounts reflected in the tables below, include gross margin percentage, sales and marketing expense, and general and administrative expense, are affected by the fresh start accounting. Certain statistics including (i) net new home orders, (ii) average number of sales locations, (iii) backlog, (iv) number of homes closed, (v) homes sales revenue and (vi) average sales price of homes closed are not affected by the fresh start accounting. These items are described period over period “on a combined basis”, which combines the predecessor and successor entities for the nine months ended September 30, 2012.

	Successor	Predecessor	Combined	Predecessor	Increase (Decrease)
	Period from February 25 through September 30, 2012	Period from January 1 through February 24, 2012	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	Amount	%
Number of Net New Home Orders
Southern California	170	38	208	182	26	14%
Northern California	142	23	165	119	46	39%
Arizona	231	93	324	144	180	125%
Nevada	184	21	205	94	111	118%

Total	727	175	902	539	363	67%

Cancellation Rate			14%	17%	(3)%

Net new home orders in each segment increased period over period primarily attributable to improving market conditions. The weekly average sales rates for the period were 1.2 sales per project during the 2012 period compared to 0.7 sales per project during the 2011 period. In Southern California, net new home orders increased 14% from 182 in the 2011 period to 208 in the 2012 period. In Northern California, net new home orders increased 39% from 119 in the 2011 period to 165 in the 2012 period. In Arizona, net new home orders more than doubled from 144 in the 2011 period to 324 in the 2012 period driven by the opening of three new projects in the second quarter of 2012. In Nevada, net new home orders more than doubled from 94 in the 2011 period to 205 in the 2012 period. The increase in net new home orders is due to an improvement in the housing market and overall homebuyer demand. In addition, we have opened new communities in well located areas with strong homebuyer demand. The increase in net new home orders positively impacts the number of homes in backlog, which are homes that will close in future periods. As new home orders and backlog increase, it has a positive impact on revenues and cash flow in future periods.

Cancellation rates during the 2012 period decreased to 14% from 17% during the 2011 period. The change includes a decrease in Southern California’s cancellation rate to 17% in the 2012 period compared to 23% in the 2011 period, a decrease in Nevada’s cancellation rate to 12% in the 2012 period from 18% in the 2011 period, offset by an increase in Northern California’s cancellation rate to 22% in the 2012 period from 19% in the 2011 period and an increase in Arizona’s cancellation rate to 8% in the 2012 period from 6% in the 2011 period. The lower cancellation rate is due to an increase in the number of highly qualified, credit worthy customers purchasing homes which can be attributed to tighter lending guidelines.

	Nine Months Ended
	September 30,		Increase (Decrease)
	Successor	Predecessor
	2012	2011	Amount	%
Average Number of Sales Locations
Southern California	6	7	(1)	(14)%
Northern California	4	5	(1)	(20)%
Arizona	3	2	1	50%
Nevada	6	5	1	20%

Total	19	19	—	0%

The average number of sales locations for the Company remained consistent at 19 for the periods ended September 30, 2012 and 2011. Southern California and Northern California each decreased by one sales location in the 2012 period compared to the 2011 period, while Arizona and Nevada each increased by one sales location in the 2012 period compared to the 2011 period.

	Successor	Predecessor	Combined	Predecessor	Increase (Decrease)
	Period from February 25 through September 30, 2012	Period from January 1 through February 24, 2012	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	Amount	%
Number of Homes Closed
Southern California	122	13	135	158	(23)	(15)%
Northern California	103	15	118	101	17	17%
Arizona	210	27	237	80	157	196%
Nevada	125	12	137	91	46	51%

Total	560	67	627	430	197	46%

During the nine months ended September 30, 2012, the number of homes closed increased 46% to 627 in the 2012 period from 430 in the 2011 period. The increase in home closings is primarily attributable to an increase in beginning backlog for the period of 65% to 139 units at December 31, 2011 compared to 84 units at December 31, 2010. There was a 196% increase in Arizona to 237 homes closed in the 2012 period compared to 80 homes closed in the 2011 period, a 17% increase in homes closed in Northern California to 118 in the 2012 period from 101 in the 2011 period, and a 51% increase in homes closed in Nevada to 137 in the 2012 period compared to 91 in the 2011 period, somewhat offset by a 15% decrease in home closings in Southern California to 135 in the 2012 period from 158 in the 2011 period. In addition, the Company was able to convert 88% of its units in backlog as of December 31, 2011 into closings during the nine months ending September 30, 2012.

	Successor	Predecessor	Combined	Predecessor	Increase (Decrease)
	Period from February 25 through September 30, 2012	Period from January 1 through February 24, 2012	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	Amount	%
	(dollars in thousands)
Home Sales Revenue
Southern California	$56,000	$5,640	$61,640	$78,840	$(17,200)	(22)%
Northern California	33,861	4,250	38,111	40,777	(2,666)	(7)%
Arizona	32,109	4,316	36,425	11,307	25,118	222%
Nevada	24,007	2,481	26,488	17,148	9,340	54%

Total	$145,977	$16,687	$162,664	$148,072	$14,592	10%

The increase in homebuilding revenue of 10% to $162.7 million for the period ending 2012 from $148.1 million for the period ending 2011 is primarily attributable to a 46% increase in the number of homes closed to 627 during the 2012 period from 430 in the 2011 period, offset by a 25% decrease in the average sales price of homes closed to $259,400 during the 2012 period from $344,400 during the 2011 period. The decrease in average home sale price resulted in a $53.3 million decrease in revenue, offset by a $67.9 million increase in revenue attributable to a 46% increase in the number of homes closed.

	Successor	Predecessor	Combined	Predecessor	Increase (Decrease)
	Period from February 25 through September 30, 2012	Period from January 1 through February 24, 2012	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	Amount	%
Average Sales Price of Homes Closed
Southern California	$459,000	$433,800	$456,600	$499,000	$(42,400)	(8)%
Northern California	328,700	283,300	323,000	403,700	(80,700)	(20)%
Arizona	152,900	159,900	153,700	141,300	12,400	9%
Nevada	192,100	206,800	193,300	188,400	4,900	3%

Total	$260,700	$249,100	$259,400	$344,400	$(85,000)	(25)%

The average sales price of homes closed for the 2012 period decreased primarily due to a lower price point of our actively selling projects to projects available to first time buyers or first time “move up” buyers. In the Southern California and Northern California segments, the overall average sales price decrease is primarily due to a change in product mix, in which the number of homes closed with a sale price in excess of $500,000 was 120 in the 2011 period and 52 in the 2012 period. The decrease in average sales prices for the period was due to new projects that were released during 2012 with an average sales price of $321,300, which is below the prior period average of $344,400.

	Successor	Predecessor	Predecessor
	Period from February 25 through September 30, 2012	Period from January 1 through February 24, 2012	Nine Months Ended September 30, 2011
Homebuilding Gross Margin Percentage
Southern California	13.6%	11.8%	14.0%
Northern California	24.5%	14.6%	10.3%
Arizona	13.9%	11.6%	13.0%
Nevada	14.3%	12.0%	10.2%

Total	16.3%	12.5%	12.4%

Adjusted Homebuilding Gross Margin Percentage	24.0%	20.7%	20.2%

For homebuilding gross margins, the comparison of the Successor entity from February 25, 2012 through September 30, 2012 and the Predecessor entity for the nine months ended September 30, 2011 are as follows:

•

In Southern California, homebuilding gross margins remained relatively consistent at 13.6% during the 2012 period compared to 14.0% during the 2011 period. However, margins were slightly impacted by fresh start accounting on the real estate values, which decreased the cost basis on some properties in the division and increased the cost basis on others, and subsequently increased gross margins by 0.1%.

•

In Northern California, homebuilding gross margins more than doubled to 24.5% in the 2012 period due to (i) the impact of fresh start accounting on the real estate values, which decreased the cost basis in each property in the division, and subsequently increased gross margins by 6.3%, and (ii) cost savings from previously closed out projects.

•

In Arizona, homebuilding gross margins remained relatively consistent due to the impact of fresh start accounting on the real estate values, which increased the cost basis in each property in the division, and subsequently decreased gross margins by 1.4%, and a 9% increase in average sales price of homes closed.

•

In Nevada, homebuilding gross margins increased 4.1% due to the impact of fresh start accounting on the real estate values, which decreased the cost basis on some properties in the division and increased the cost basis on others, and subsequently increased gross margins by 0.9%, and an increase in average sales prices in Nevada from $188,400 in the 2011 period to $206,800 in the 2012 period.

For homebuilding gross margins, the comparison of the Predecessor entity from January 1, 2012 through February 24, 2012 and the Predecessor entity for the nine months ended September 30, 2011 are as follows:

•

In Southern California, homebuilding gross margins decreased 2.2% in the 2012 period due to a 13% decrease in the average sales price of homes closed of $433,800 in the 2012 period from $499,000 in the 2011 period, offset by a decrease in the average cost per home closed of 11% from $429,200 in the 2011 period to $382,500 in the 2012 period.

•

In Northern California, homebuilding gross margins increased 4.3% in the 2012 period due to a decrease in the average cost per home closed of 33% from $362,300 in the 2011 period to $241,900 in the 2012 period, offset by a 30% decrease in the average sales price of homes closed of $283,300 in the 2012 period from $403,700 in the 2011 period.

•

In Arizona, homebuilding gross margins decreased 1.4% in the 2012 period due to an increase in the average cost per home closed of 15% from $123,000 in the 2011 period to $141,100 in the 2012 period, offset by a 13% increase in the average sales price of homes closed of $159,900 in the 2012 period from $141,300 in the 2011 period.

•

In Nevada, homebuilding gross margins increased 1.8% in the 2012 period due to a 10% increase in the average sales price of homes closed of $206,800 in the 2012 period from $188,400 in the 2011 period, offset by an increase in the average cost per home closed of 8% from $169,200 in the 2011 period to $181,900 in the 2012 period.

For the comparison of the Successor entity from February 25, 2012 through September 30, 2012 and the Predecessor entity for the nine months ended September 30, 2011, adjusted homebuilding gross margin percentage, which excludes previously capitalized interest included in cost of sales, was 24.0% for the 2012 period compared to 20.2% for the 2011 period. The increase was primarily a result of the changes discussed for homebuilding gross margins described previously.

For the comparison of the Predecessor entity from January 1, 2012 through February 24, 2012 and the Predecessor entity for the nine months ended September 30, 2011, adjusted homebuilding gross margin percentage was 20.7% for the 2012 period compared to 20.2% for the 2011 period.

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

	Successor	Predecessor	Predecessor
	Period from February 25 through September 30, 2012	Period from January 1 through February 24, 2012	Nine Months Ended September 30, 2011
	(dollars in thousands)
Home sales revenue	$145,977	$16,687	$148,072
Cost of home sales	122,155	14,598	129,640

Homebuilding gross margin	23,822	2,089	18,432
Add: Interest in cost of sales	11,200	1,360	11,442

Adjusted homebuilding gross margin	$35,022	$3,449	$29,874

Adjusted homebuilding gross margin percentage	24.0%	20.7%	20.2%

Lots, Land, and Other Sales Revenue

Lots, land and other sales increased to $100.1 million in the 2012 period with no comparable amount in the 2011 period primarily attributable to the sale of a 27-acre parcel in Palo Alto and Mountain View, California, known as the former Mayfield Mall for a sales price of $90.0 million in the second quarter of 2012, the sale of 58 lots in Mesa, Arizona, known as Lehi Crossing for a sales price of $6.5 million in the third quarter of 2012, and the sale of 40 lots in Elk Grove, California known as Magnolia Lane for a sales price of $2.8 million in the third quarter of 2012. Cost of sales – lots, land and other increased as a result of the sales to $93.0 million, which includes adjustments to land basis for fresh start accounting, in the 2012 period compared to a negligible amount in the 2011 period.

Construction Services Revenue

Construction services revenue, which was all recorded in Southern California and Northern California, was $16.5 million for the period from February 25, 2012 through September 30, 2012, and $8.9 million for the period from January 1, 2012 through February 24, 2012 compared with $13.6 million in the 2011 period. The increase is primarily due to an increase in the number of construction services projects in the 2012 period, compared to the 2011 period. In Northern California, the Company started construction on one project which contributed approximately $11.9 million in the 2012 period. See Note 1 of “Notes to Condensed Consolidated Financial Statements” for further discussion.

Impairment Loss on Real Estate Assets

	Successor	Predecessor	Predecessor
	Period from February 25 through September 30, 2012	Period from January 1 through February 24, 2012	Nine Months Ended September 30, 2011
	(in thousands)
Land under development and homes completed and under construction
Southern California	$—	$—	$1,853
Northern California	—	—	1,731
Nevada	—	—	4,790

Total	$—	$—	$8,374
Land held for future development or sold
Nevada	—	—	16,522

Total	—	—	16,522

Total impairment loss on real estate assets	$—	$—	$24,896

The Company evaluates homebuilding assets for impairment when indicators of impairments are present. Indicators of potential impairment include, but are not limited to, a decrease in housing market values, sales absorption rates, and sales prices. On February 24, 2012, the Company adopted fresh start accounting under ASC 852, Reorganizations, and recorded all real estate inventories at fair value. For the 2012 period, there were no impairment charges recorded.

During the nine months ended September 30, 2011, the Company recorded impairment loss on real estate assets of $24.9 million. The impairment loss related to land under development and homes completed and under construction recorded during the nine months ended September 30, 2011, resulted from (i) in certain projects, a decrease in home sales prices related to increased incentives and (ii) a decrease in sales absorption rates which increased the length of time of the project and increased period costs related to the project. The Company updates project budgets and cash flows of each real estate project on a quarterly basis to determine whether the estimated remaining undiscounted future cash flows of the project are more or less than the carrying amount (net book value) of the asset. If the undiscounted cash flows are more than the net book value of the project, then there is no impairment. If the undiscounted cash flows are less than the net book value of the asset, then the asset is deemed to be impaired and is written-down to its fair value. During the 2011 period, the Company adjusted discount rates to a range of 18% to 22%.

The impairment loss related to land held for future development or sold during the nine months ended September 30, 2011, resulted from the reduced value of the land in the project. The Company values land held for future development using, (i) projected cash flows with the strategy of selling the land, on a finished or unfinished basis, or building out the project, (ii) considering recent, legitimate offers received, (iii) prices for land in recent comparable sales transactions, and other factors. In addition, the Company may use appraisals to best determine the as-is value. The Company continues to evaluate land values to determine whether to hold for development or to sell at current prices, which may lead to additional impairment on real estate assets.

Sales and Marketing Expense

	Successor	Predecessor	Predecessor
	Period from February 25 through September 30, 2012	Period from January 1 through February 24, 2012	Nine Months Ended September 30, 2011
		(dollars in thousands)
Sales and Marketing Expense
Homebuilding
Southern California	$3,656	$942	$6,736
Northern California	1,772	463	3,425
Arizona	1,851	260	867
Nevada	1,556	279	2,255

Total	$8,835	$1,944	$13,283

For the comparison of the Successor entity from February 25, 2012 through September 30, 2012 and the Predecessor entity for the nine months ended September 30, 2011, sales and marketing expense as a percentage of homebuilding revenue decreased to 6.1% in the 2012 period compared to 9.0% in the 2011 period. This is primarily attributable to a decrease in advertising expense to $2.1 million in the 2012 period compared to $5.0 million in the 2011 period, due to cost reduction efforts to use more economically efficient platforms for advertising.

For the comparison of the Predecessor entity from January 1, 2012 through February 24, 2012 and the Predecessor entity for the nine months ended September 30, 2011, sales and marketing expense as a percentage of revenue increased to 11.6% in the 2012 period compared to 9.0 % in the 2011 period. This is primarily attributable to the cost of operating the sales models and base sales person compensation incurred on a monthly basis relative to the respective revenue in each period.

General and Administrative Expense

	Successor	Predecessor	Predecessor
	Period from February 25 through September 30, 2012	Period from January 1 through February 24, 2012	Nine Months Ended September 30, 2011
		(dollars in thousands)
General and Administrative Expense
Homebuilding
Southern California	$2,527	$707	$2,882
Northern California	850	222	1,073
Arizona	1,441	318	1,437
Nevada	1,467	357	1,795
Corporate	12,674	1,698	9,500

Total	$18,959	$3,302	$16,687

For the comparison of the Successor entity from February 25, 2012 through September 30, 2012 and the Predecessor entity for the nine months ended September 30, 2011, general and administrative expense as a percentage of homebuilding revenues, excluding amortization of intangible assets of $5.0 million in the 2012 period, decreased to 9.5% in the 2012 period compared to 11.3% in the 2011 period, reflecting the impact of higher housing revenues in the current period.

For the comparison of the Predecessor entity from January 1, 2012 through February 24, 2012 and the Predecessor entity for the nine months ended September 30, 2011, general and administrative expense as a percentage of homebuilding revenues increased to 19.8% in the 2012 period compared to 11.3% in the 2011 period. This is primarily attributable to the fixed costs of salaries and benefits incurred on a monthly basis relative to the respective revenue in each period.

Other Items

Combined other operating costs remained relatively consistent at $2.6 million in the 2012 period compared to $2.1 million in the 2011 period.

Equity in income of unconsolidated joint ventures was $0 in the 2012 compared to income of $3.6 million during the 2011 period. The income during the 2011 period was primarily due to the sale of the Company’s interest in one of its unconsolidated joint ventures.

During the period from February 25, 2012 through September 30, 2012, and the period from January 1, 2012 through February 24, 2012, the Company incurred interest of $22.3 million, and $7.1 million, respectively. During the period from February 25, 2012 through September 30, 2012, and the period from January 1, 2012 through February 24, 2012, the Company capitalized interest of $15.0 million, and $4.6 million, respectively. During the period from February 25, 2012 through September 30, 2012, and the period from January 1, 2012 through February 24, 2012, the Company recorded $7.3 million, and $2.5 million, respectively, of interest expense. During the 2011 period, the Company incurred interest related to its outstanding debt of $45.8 million, of which $27.8 million was capitalized, resulting in net interest expense of $18.0 million. The decrease in interest expense in the 2012 period as compared to the 2011 period is primarily attributable to the lower interest rate and reduced outstanding debt obtained as a result of the debt restructuring in the 2012 period.

Reorganization Items

During the period from January 1, 2012 through February 24, 2012, the Company recorded reorganization items of $233.5 million associated with or resulting from the reorganization and restructuring of the business. During the period from February 25, 2012 through September 30, 2012, the Company incurred reorganization costs of $1.9 million for legal and professional fees. The Company incurred reorganization costs of $10.9 million for legal and professional fees during the nine months ended September 30, 2011.

Noncontrolling Interest

For the comparison of the Successor entity from February 25, 2012 through September 30, 2012 and the Predecessor entity for the nine months ended September 30, 2011, net income (loss) attributable to noncontrolling interest increased to income of $2.0 million in the 2012 period compared to income of $0.06 million in the 2011 period. The change is primarily due to an increase in the numbers of homes closed in unconsolidated joint ventures to 40 in the 2012 period from 13 in the 2011 period.

Preferred Dividends

The preferred dividend was $1.8 million in the 2012 period with no comparable amount in the 2011 period due to the issuance of preferred stock in conjunction with the Company’s reorganization.

Net (Loss) Income Attributable to William Lyon Homes

Net income includes reorganization items of approximately $233.5 million for the period from January 1, 2012 through February 24, 2012 which primarily consists of a gain of approximately $298.8 million which resulted from cancellation of debt. The overall gain was partially offset by approximately $49.3 million in adjustments related to plan implementation and fresh start adjustments, approximately $7.8 million in professional fees, and approximately $8.3 million of debt financing cost write-off. For the period from February 25, 2012 through September 30, 2012, net loss includes reorganization items of $1.9 million which consist of professional fees relating to the restructure. As a result of the foregoing factors, combined net income for the nine months ended September 30, 2012 was $220.8 million compared to net loss for the nine months ended September 30, 2011 of $62.0 million.

Financial Condition and Liquidity

Beginning in 2012, the industry is showing indications that it may be improving, including (i) stabilizing unemployment rates, which correlate to improved levels of consumer confidence; (ii) decreasing foreclosure activity with decreasing volumes of shadow inventory; as well as (iii) sustained historically low mortgage rates. These trends are shown in our year over year results for the nine month period ended in September 2012. During the nine months ended September 30, 2012, the Company recorded a 67% increase in net new home orders compared to the nine months ended September 30, 2011. In addition, the number of homes closed on a combined basis, increased 46% during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, and the backlog of homes sold but not closed increased 115% from September 30, 2011 to September 30, 2012.

On February 24, 2012, the Company received the proceeds from the Plan. The Company received $50.0 million in cash related to the issuance of its Convertible Preferred Stock, $10.0 million related to the issuance of its Class C Common Stock, $21.1 million in cash and $4.0 million of land option value related to the assignment of an option to purchase certain real estate, related to the issuance of its Class B Common Stock, offset by certain fees and payments related to the Plan, for a net of $67.7 million in cash. The Plan allowed the Company to restructure its debt from $563.5 million as of December 31, 2011, to $384.5 million principal outstanding as of February 24, 2012, which subsequently reduces the Company’s interest exposure. The Company provides for its ongoing cash requirements with the proceeds identified above, as well as from internally generated funds from the sales of homes and/or land sales. During the successor period from February 25, 2012 through September 30, 2012, the Company generated cash flows from operations of $56.0 million.

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

In October 2012, the Company raised $30.0 million in cash, consisting of $14.0 million of preferred stock totaling 12,173,913 shares, and $16.0 million of common stock totaling 15,238,095 shares of Class A common stock. This infusion provides the Company with additional cash to fund operations and purchase new land acquisitions. The Company also continues to explore the high yield and debt markets to refinance its current debt into lower interest rate debt, which will reduce the overall interest exposure and extend maturities.

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

In Southern California, net new home orders per average sales location increased to 12.0 during the three months ended September 30, 2012 from 5.9 for the same period in 2011. In Northern California, net new home orders per average sales location increased to 14.5 during the 2012 period from 8.3 during the 2011 period. In Arizona, net new home orders per average sales location decreased to 27.0 during the three months ended September 30, 2012 from 31.0 for the same period in 2011. In Nevada, net new home orders per average sales location increased to 13.3 during the 2012 period from 5.3 during the 2011 period.

For the three months ended September 30, 2012, the Company experienced an increase in homebuilding revenues of 43% from the prior year period due to an 81% increase in the number of homes closed, offset by a 21% decrease in the average sales price of homes closed. The management of the Company continues to focus on generating positive cash flow, reducing overall debt levels and improving liquidity. For the period from February 25, 2012 through September 30, 2012, the Company’s net cash provided by operations was $56.0 million.

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

The Company’s covenant compliance for the Amended Term Loan at September 30, 2012 is detailed in the table set forth below:

	Actual at September 30, 2012	Covenant Requirement at September 30, 2012

Ratio of Term Loan to Borrowing Base	54.0%	≤67.5%

As of September 30, 2012, the Company is not in default with the covenants under the Amended Term Loan.

Senior Subordinated Secured Notes due 2017

The original outstanding principal amount of the notes was $75.9 million and matures in February 2017. The Notes are senior subordinated secured obligations of California Lyon and are unconditionally guaranteed on a senior subordinated secured basis by Parent and by certain of Parent’s existing and future restricted subsidiaries. The Notes and the guarantees rank senior to all of California Lyon’s and the guarantors’ debt that is expressly subordinated to the Notes and the guarantees, but are subordinated to all of the Company’s and the guarantors’ indebtedness under the Amended Term Loan Agreement, and effectively subordinated to any future secured indebtedness of California Lyon and the guarantors that is secured on a first-lien basis, to the extent of the value of the assets securing that indebtedness.

The Notes bear interest at an annual rate of 12%. Cash interest of 8% on the outstanding principal amount of the Notes, or $6 million per year, is due in semi-annual installments in arrears on June 15 and December 15 of each year. The remaining interest of 4% on the outstanding principal amount of the Notes is payable in kind semi-annually in arrears, which, at September 30, 2012, was $0.9 million and was added to the principal amount of the notes on the accompanying balance sheet for a total of $75.9 million. Additionally, as of September 30, 2012, $2.7 million of accrued interest is included in accrued liabilities on the accompanying balance sheet. The Notes are redeemable at the option of California Lyon at any time, in whole or in part, at a redemption price equal to 100% of the principal amount redeemed, plus accrued and unpaid interest, if any. All guarantees of the Notes are full and unconditional and all guarantees are joint and several. There are no significant restrictions under the indenture governing the Notes, on the ability of the Company or any guarantor to obtain funds from subsidiaries by dividend or loan.

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

Construction Notes Payable

At December 31, 2011, the Company had two construction notes payable totaling $16.0 million. One of the notes totaling $9.0 million matured in January 2012, with interest at rates based on either LIBOR or prime with an interest rate floor of 6.5%. However, in conjunction with the Plan, the construction note payable was renegotiated to mature January 2013 with a one year extension to December 2013. Interest on the note is paid monthly at a rate based on LIBOR or prime, with a floor of 5.5%, and the principal is repaid ratably in quarterly installments, beginning March 31, 2012 and continuing through maturity. As of September 30, 2012, the outstanding principal balance was $5.6 million.

The other construction note had a remaining balance at December 31, 2011 of $7.0 million, and was not renegotiated in conjunction with the Plan. The note will mature in May 2015. The loan pays interest monthly at a fixed rate of 10.0%, with quarterly principal payments of $500,000. As of September 30, 2012, the outstanding principal balance was $5.3 million.

In September 2012, the Company entered into two additional construction notes payable agreements. The first agreement has total availability under the facility of $19.0 million, to be drawn for land development and construction on one of its wholly-owned projects. The loan matures in September 2015 and bears interest at the Prime Rate + 1.0%, with a rate floor of 5.0%. At September 30, 2012, there were no outstanding borrowings under this facility and as of October 23, 2012, the Company borrowed $3.4 million under this facility. The loan will be repaid with proceeds from home closings of the project. The second agreement has total availability under the facility of $17.0 million, to be drawn for land development and construction on one of its joint venture projects, which is consolidated in accordance with ASC 810 (See Note 5 for further discussion). The loan matures in March 2015 and bears interest at Prime + 1%, with a rate floor of 5.0%. At September 30, 2012, there were no outstanding borrowings under this facility and as of October 23, 2012, the Company borrowed $3.3 million under this facility. The loan will be repaid with proceeds from home closings of the project.

Land Acquisition Note Payable

In October 2011, the Company secured an acquisition note payable in conjunction with the acquisition of a parcel of land in Northern California. The acquisition price of the land was $56.0 million, and the loan was for $55.0 million. The note was scheduled to mature in October 2012, and carried an interest rate of 1.5% per month, which was paid monthly on the loan. As part of the Company’s adoption of ASC 852, Reorganizations, the loan was valued at $56.3 million as of February 24, 2012, the confirmation date of the Plan. In May 2012, the Company sold the parcel of land and repaid the note in full recognizing a gain on extinguishment of debt of $1.0 million, net of amortization expense of $0.3 million. The gain on extinguishment of debt is included in other income, net in the condensed consolidated statement of operations for the period from February 25, 2012 through September 30, 2012.

Seller Financing

At December 31, 2011, the Company had $3.0 million of notes payable outstanding related to a land acquisition for which seller financing was provided, which was included in notes payable in the accompanying consolidated balance sheet. The seller financing note is due at various dates through 2012 and bears interest at 7.0%. Interest is calculated on the principal balance outstanding and is accrued and paid to the seller at the time each residential unit is closed. In addition, the Company makes an annual interest payment on the outstanding principal balance related to any remaining residential units. The principal balance of the note along with all accrued interest was paid in full in March 2012.

Net Debt to Total Capital

The Company’s ratio of net debt to total capital was 70.7% as of September 30, 2012. The ratio of net debt to total capital is a non-GAAP financial measure, which is calculated by dividing notes payable and Senior Notes, net of cash and cash equivalents and restricted cash, by total capital (notes payable and Senior Notes, net of cash and cash equivalents and restricted cash, plus redeemable convertible preferred stock and stockholders’ equity). The Company believes this calculation is a relevant and useful financial measure to investors in understanding the leverage employed in its operations, and may be helpful in comparing the Company with other companies in the homebuilding industry to the extent they provide similar information. See table set forth below reconciling this non-GAAP measure to the ratio of debt to total capital.

	September 30, 2012	December 31, 2011
	(dollars in thousands)
Notes payable and Senior Notes	$321,877	$563,492
Redeemable convertible preferred stock	57,069	—
Stockholders’ equity	45,206	(179,516)

Total capital	$424,152	$383,976
Ratio of debt to total capital	75.9%	146.8%
Notes payable and Senior Notes	$321,877	$563,492
Less: Cash and cash equivalents and restricted cash	(75,332)	(20,913)

Net debt	246,545	542,579
Redeemable convertible preferred stock	57,069	—
Stockholders’ equity	45,206	(179,516)

Total capital	$348,820	$363,063
Ratio of net debt to total capital	70.7%	149.4%

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

In addition, the Company participates in one land banking arrangement that is not a VIE in accordance with FASB ASC 810, but which is consolidated in accordance with FASB ASC Topic 470, Debt. Under the provisions of FASB ASC 470, the Company has determined it is economically compelled, based on certain factors, to purchase the land in the land banking arrangements. Therefore, the Company has recorded the remaining purchase price of the land of $44.9 million, which is included in real estate inventories not owned and liabilities from inventories not owned in the accompanying balance sheet as of September 30, 2012, and represents the remaining net cash to be paid on the remaining land takedowns.

In 2012, the Company made additional deposits of $2.5 million. In conjunction with the deposits, the Company reduced real estate inventories not owned and liabilities from inventories not owned in the amount of $2.5 million.

Joint Venture Financing

The Company and certain of its subsidiaries are general partners or members in joint ventures involved in the development and sale of residential projects. As described more fully in Critical Accounting Policies — Variable Interest Entities, certain joint ventures have been determined to be variable interest entities in which the Company is considered the primary beneficiary. Accordingly, the assets, liabilities and operations of these joint ventures have been consolidated with the Company’s financial statements as of and for the nine months ended September 30, 2012 and 2011. The financial statements of joint ventures in which the Company is not considered the primary beneficiary are not consolidated with the Company’s financial statements. The Company’s investments in unconsolidated joint ventures are accounted for using the equity method because the Company has a 50% or less voting or economic interest (and thus such joint ventures are not controlled by the Company). Based upon current estimates, substantially all future development and construction costs incurred by the joint ventures will be funded by the venture partners or from the proceeds of construction financing obtained by the joint ventures.

As of September 30, 2012, the Company has no investments in or advances to unconsolidated joint ventures.

Cash Flows — Comparison of Nine Months Ended September 30, 2012 to Nine Months Ended September 30, 2011

For the comparison of the Successor entity from February 25, 2012 through September 30, 2012 and the Predecessor entity for the nine months ended September 30, 2011, the comparison of cash flows is as follows:

•

Net cash (used in) provided by operating activities increased to a source of $56.0 million in the 2012 period from a use of $39.0 million in the 2011 period. The change was primarily a result of (i) a decrease in real estate inventories-owned of $49.8 million in the 2012 period compared to a decrease of $4.6 million in the 2011 period, primarily driven by the increase in homes closings in the 2012 period as compared to the 2011 period, (ii) equity in income of unconsolidated joint ventures of $3.6 million in the 2011 period with no comparable amount in the 2012 period, due to the final distribution from the unconsolidated joint venture in the 2011 period, (iii) a decrease in accounts payable, and accrued expenses of $8.0 million in the 2012 period compared to a minimal change in the 2011 period, and (iv) consolidated net loss of $5.6 million in the 2012 period compared to consolidated net loss of $62.0 million in the 2011 period, offset by (v) impairment expense of $24.9 million in the 2011 period with no comparable amount in the 2012 period.

•

Net cash (used in) provided by investing activities decreased to a use of $0.05 million in the 2012 period from a source of $1.4 million in the 2011 period. The change was primarily a result of distributions of income from unconsolidated joint ventures of $1.4 million in the 2011 period with no distributions of income from unconsolidated joint ventures in the 2012 period.

•

Net cash (used in) provided by financing activities increased to a use of $62.0 million in the 2012 period from a use of $8.8 million in the 2011 period. The change was primarily as a result of (i) an increase in principal payments on notes payable to $62.5 million in the 2012 period from $10.1 million in the 2011 period.

For the comparison of the Predecessor entity from January 1, 2012 through February 24, 2012 and the Predecessor entity for the nine months ended September 30, 2011, the comparison of cash flows is as follows:

•

Net cash (used in) provided by operating activities decreased to a use of $17.3 million in the 2012 period from a use of $39.0 million in the 2011 period. The change was primarily a result of (i) an increase in real estate inventories-owned of $7.0 million in the 2012 period compared to an a decrease of $4.6 million in the 2011 period, primarily driven by a decrease in homes closings in the 2012 period as compared to the 2011 period, (ii) equity in income of unconsolidated joint ventures of $3.6 million in the 2011 period with no comparable amount in the 2012 period, (iii) consolidated net income of $228.5 million in the 2012 period compared to consolidated net loss of $62.0 million in the 2011 period, offset by (v) reorganization items of $241.3 million in the 2012 period with no comparable amount in the 2011 period and (vi) impairment expense of $24.9 million in the 2011 period with no comparable amount in the 2012 period.

•

Net cash (used in) provided by investing activities decreased to zero in the 2012 period from a source of $1.4 million in the 2011 period. The change was primarily a result of distributions of income from unconsolidated joint ventures of $1.4 million in the 2011 period with no distributions of income from unconsolidated joint ventures in the 2012 period.

•

Net cash (used in) provided by financing activities increased to a source of $77.8 million in the 2012 period from a use of $8.8 million in the 2011 period. The change was primarily as a result of (i) proceeds from preferred stock of $50.0 million in the 2012 period with no comparable amount in the 2011 period, (ii) proceeds from reorganization of $31.0 million in the 2012 period with no comparable amount in the 2011 period and (iii) a decrease in principal payments on notes payable to $0.6 million in the 2012 period from $10.1 million in the 2011 period.

Based on the aforementioned, the Company believes it has sufficient cash and sources of financing for at least twelve months.

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

Project (County or City)	Year of First Delivery	Estimated Number of Homes at Completion (1)	Cumulative Homes Closed as of September 30, 2012 (2)	Backlog at September 30, 2012 (3) (4)	Lots Owned as of September 30, 2012 (5)	Homes Closed for the Period Ended September 30, 2012	YTD Orders as of September 30, 2012	Sales Price Range(6)

SOUTHERN CALIFORNIA
San Diego County:
Carlsbad
Mirasol at La Costa Greens	2010	71	70	1	1	21	22	$610,000 - 690,000
Escondido
Contempo (City Square)	2013	84	0	0	84	0	0	$231,000 - 273,000
San Diego
Promenade II	2013	80	0	0	80	0	0	$275,000 - 363,000
Riverside County:
Riverside
Bridle Creek	2013	10	0	0	10	0	0	$415,000 - 436,000
San Bernardino County:
Yucaipa
Vista Bella/Redcort	2012	198	0	0	198	0	0	N/A
Orange County:
Irvine
San Carlos II	2010	92	92	0	0	26	26	$310,000 - 440,000
Lyon Branches	2013	48	0	0	48	0	0	$840,000 - 930,000
Willow Bend	2013	58	0	0	58	0	0	$840,000 - 930,000
Santa Ana
Canopy Lane	2011	38	38	0	0	13	10	$500,000 - 580,000
Los Angeles County:
Hawthorne
360 South Bay (7):
The Flats	2010	188	67	15	121	18	32	$350,000 - 530,000
The Courts	2010	118	91	16	27	20	35	$435,000 - 560,000
The Rows	2011	94	1	6	93	1	6	$505,000 - 640,000
The Lofts	2013	9	0	0	9	0	0	$380,000 - 545,000
The Gardens	2013	12	0	0	12	0	0	$562,000 - 700,000
The Townes	2013	96	0	0	96	0	0	$524,000 - 630,000
The Terraces	2014	93	0	0	93	0	0	$562,000 - 712,000
Azusa
Rosedale
Gardenia	2011	81	26	19	55	20	33	$310,000 - 380,000
Sage Court	2011	64	22	38	42	16	44	$290,000 - 395,000

SOUTHERN CALIFORNIA TOTAL		1,434	407	95	1,027	135	208

NORTHERN CALIFORNIA
Contra Costa County:
Pittsburgh
Vista Del Mar
Villages	2007	102	50	0	52	0	0	$296,000 - 355,000
Venue	2007	127	127	0	0	40	29	$322,000 - 352,000
Vineyard II	2012	131	0	14	19	0	14	$375,000 - 385,000
Antioch
Waterford	2013	130	0	0	130	0	0	$265,000 - 310,000
Sacramento County:
Elk Grove
Magnolia Lane (Maderia)	2010	50	47	3	3	21	22	$245,000 - 285,000
San Joaquin County:
Lathrop
The Ranch @ Mossdale Landing	2010	168	71	44	97	25	60	$224,000 - 269,000
Solano County:
Fairfield
Enclave at Paradise Valley	2010	100	81	11	19	32	40	$360,000 - 425,000

NORTHERN CALIFORNIA TOTAL		1,111	376	72	320	118	165

Project (County or City)	Year of First Delivery	Estimated Number of Homes at Completion (1)	Cumulative Homes Closed as of September 30, 2012 (2)	Backlog at September 30, 2012 (3) (4)	Lots Owned as of September 30, 2012 (5)	Homes Closed for the Period Ended September 30, 2012	YTD Orders as of September 30, 2012	Sales Price Range(6)

ARIZONA
Maricopa County:
Gilbert
Lyon’s Gate
Pride	2006	650	650	0	0	113	65	$105,000 - 138,000
Acacia	2007	365	361	4	4	106	83	$155,000 - 190,000
Future Products	2013	213	0	0	213	0	0	N/A
Queen Creek
Hastings Property
Villas	2012	337	13	81	324	13	94	$138,000 - 170,000
Manor	2012	141	5	52	136	5	57	$198,000 - 252,000
Estates	2012	153	0	25	153	0	25	$259,000 - 326,000
Church Farms North	2015	2,310	0	0	2,310	0	0	$140,000 - 322,000
Mesa
Lehi Crossing
Settlers Landing	2013	235	0	0	235	0	0	$213,000 - 256,000
Wagon Trail	2012	244	0	0	244	0	0	$228,000 - 287,000
Monument Ridge	2012	248	0	0	248	0	0	$251,000 - 328,000
Pioneer Point	2015	101	0	0	101	0	0	$275,000 - 391,000
Land 75 X 120	N/A	28	—	—	28	—	—	N/A
Peoria
Agua Fria	2013	348	0	0	348	0	0	$114,000 - 148,000
Surprise
Rancho Mercado	2016	1,903	0	0	1,903	0	0	$126,000 - 296,000

ARIZONA TOTAL		7,276	1,029	162	6,247	237	324

NEVADA
Clark County:
North Las Vegas
The Cottages	2004	360	360	0	0	29	28	$152,000 - 180,000
Serenity Ridge	2012	88	0	0	88	0	0	$380,000 - 455,000
Tularosa at Mountain’s Edge	2011	140	49	18	91	30	44	$167,000 - 215,000
Las Vegas
Flagstone
Crossings	2011	77	32	16	45	20	32	$273,000 - 307,000
Commons	2011	37	35	2	2	15	15	$197,000 - 230,000
West Park
Villas	2006	191	107	13	84	0	13	$158,000 - 193,000
Courtyards	2006	113	92	10	21	0	10	$182,000 - 233,000
Mesa Canyon	2013	49	0	0	49	0	0	$241,000 - 265,000
Tierra Este	2013	118	0	0	118	0	0	$163,000 - 193,000
Lyon Estates	2013	129	0	0	129	0	0	$323,000 - 393,000
Rhapsody	2014	63	0	0	63	0	0	$147,000 - 182,000
The Fields at Aliente	2011	60	36	17	24	27	38	$183-000 - 218,000
Nye County:
Pahrump
Mountain Falls
Series I	2011	116	33	9	83	16	25	$121,000 - 152,000
Series II	2015	218	0	0	218	0	0	$164,000 - 192,000
Future Projects	2014	1,925	0	0	1,925	0	0	N/A

NEVADA TOTAL		3,684	744	85	2,940	137	205

GRAND TOTALS		13,505	2,556	414	10,534	627	902

(1)	The estimated number of homes to be built at completion is subject to change, and there can be no assurance that the Company will build these homes.
(2)	“Cumulative Homes Closed” represents homes closed since the project opened, and may include prior years, in addition to the homes closed during the current period presented.
(3)	Backlog consists of homes sold under sales contracts that have not yet closed, and there can be no assurance that closings of sold homes will occur.
(4)	Of the total homes subject to pending sales contracts as of September 30, 2012, 366 represent homes completed or under construction.
(5)	Lots owned as of September 30, 2012 include lots in backlog at September 30, 2012.
(6)	Sales price range reflects base price only and excludes any lot premium, buyer incentive and buyer selected options, which vary from project to project.
(7)	All or a portion of the lots in this project are not owned as of September 30, 2012. The Company consolidated the purchase price of the lots in accordance with certain accounting rules, and considers the lots owned at September 30, 2012.

Income Taxes

See Note 13 of “Notes to Condensed Consolidated Financial Statements” for a description of the Company’s income taxes.

Related Party Transactions

See Note 12 of “Notes to Condensed Consolidated Financial Statements” for a description of the Company’s transactions with related parties.

Subsequent Events

Paulson Stock Issuance

On October 10, 2012, the Company entered into a Subscription Agreement (the “Subscription Agreement”) between the Company and WLH Recovery Acquisition LLC, a Delaware limited liability company and investment vehicle managed by affiliates of Paulson & Co. Inc. (“Paulson”), pursuant to which, the Company issued to Paulson (i) 15,238,095 shares of the Company’s Class A Common Stock, for $16,000,000 in cash and (ii) 12,173,913 shares of the Company’s Convertible Preferred Stock, for $14,000,000 in cash, for an aggregate purchase price of $30,000,000 (the “Paulson Stock Issuance”). In connection with the Paulson Stock Issuance, the Company also amended (i) its Class A Common Stock Registration Rights Agreement and Convertible Preferred Stock and Class C Common Stock Registration Rights Agreement to include in such agreements the shares issued to Paulson so that Paulson may become a party to such agreements with equal rights, benefits and obligations as the other stockholders who are parties thereto, and (ii) its Amended and Restated Certificate of Incorporation (the “Charter”) and Amended and Restated Bylaws to (a) increase the size of the Company’s board of directors (the “Board”) from seven to eight members, up to and until the Conversion Date (as defined in the Charter), (b) provide the holders of Class A Common Stock the right to elect the director to fill the newly created Board seat, (c) revise the definition of “Convertible Preferred Original Issue Price” to equal the price per share at which shares of Convertible Preferred Common Stock are issued and (d) incorporate various clarifying and conforming changes.

Critical Accounting Polices

The Company’s financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and costs and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those which impact its most critical accounting policies. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. As disclosed in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, the Company’s most critical accounting policies are debtor in possession accounting; fresh start accounting; real estate inventories and cost of sales; impairment of real estate inventories; sales and profit recognition; and variable interest entities. We believe that there have been no significant changes to our critical accounting policies during the three months ended September 30, 2012, as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012.

Recently Issued Accounting Standards

See Note 1 of “Notes to Condensed Consolidated Financial Statements” for a description of the recently issued accounting standards.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk for changes in interest rates relates to the Company’s floating rate debt with a total outstanding balance at September 30, 2012 of $11.0 million where the interest rate is variable based upon certain bank reference or prime rates. The average prime rate during the nine months ended September 30, 2012 was 3.25%. If variable interest rates were to increase by 10%, there would be no impact on the Company’s consolidated financial statements because the outstanding debt has an interest rate floor of 5.5%.

The Company does not utilize swaps, forward or option contracts on interest rates, foreign currencies or commodities, or other types of derivative financial instruments as of or during the nine months ended September 30, 2012. The Company does not enter into or hold derivatives for trading or speculative purposes.

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

Evaluation of Disclosure Controls and Procedures. We carried out an evaluation as of September 30, 2012, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of September 30, 2012, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting. Our management determined that as of September 30, 2012, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The risk factors presented below update, and should be considered in addition to, the risk factors previously disclosed by the Company in Part II, Item 1A “Risk Factors” of its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012. Such risk factors should be carefully considered when evaluating any investment in the Company.

Material shortages could delay or increase the cost of home construction and reduce our sales and earnings.

The residential construction industry experiences serious material shortages from time to time, including shortages of insulation, drywall, cement, steel and lumber. These material shortages can be more severe during periods of strong demand for housing and during periods where the regions in which we operate experience natural disasters that have a significant impact on existing residential and commercial structures. From time to time, we have experienced volatile price swings in the cost of materials, including in particular, the cost of lumber, cement, steel and drywall. Shortages and price increases could cause delays in and increase our costs of home construction, which in turn could harm our operating results.

Our limited geographic diversification could adversely affect us if the homebuilding industry in our markets declines.

We have homebuilding operations in California, Nevada and Arizona. Our limited geographic diversification could adversely impact us if the homebuilding business in our current markets should decline, since there may not be a balancing opportunity in a stronger market in other geographic regions.

Inflation could adversely affect our business, financial condition and results of operations, particularly in a period of oversupply of homes.

Inflation can adversely affect us by increasing costs of land, materials and labor. However, we may be unable to offset these increases with higher sales prices. In addition, inflation is often accompanied by higher interest rates, which have a negative impact on housing demand. In such an environment, we may be unable to raise home prices sufficiently to keep up with the rate of cost inflation, and, accordingly, our margins could decrease. Moreover, with inflation, the purchasing power of our cash resources can decline. Efforts by the government to stimulate the economy may not be successful, but have increased the risk of significant inflation and its resulting adverse effect on our business, financial condition and results of operations.

Our business is seasonal in nature and quarterly operating results can fluctuate.

Our quarterly operating results generally fluctuate by season. We typically achieve our highest new home sales orders in the spring and summer; although new homes sales order activity is also highly dependent on the number of active selling communities and the timing of new community openings. Because it typically takes us three to six months to construct a new home, we deliver a greater number of homes in the second half of the calendar year as sales orders convert to home deliveries. As a result, our revenues from homebuilding operations are higher in the second half of the year, particularly in the fourth quarter, and we generally experience higher capital demands in the first half of the year when we incur construction costs. If, due to construction delays or other causes, we cannot close our expected number of homes in the second half of the year, our financial condition and full year results of operations may be adversely affected.

We may be unable to obtain suitable bonding for the development of our communities.

We provide bonds to governmental authorities and others to ensure the completion of our projects. If we are unable to provide required surety bonds for our projects, our business operations and revenues could be adversely affected. As a result of the deterioration in market conditions, surety providers have become increasingly reluctant to issue new bonds and some providers are requesting credit enhancements in order to maintain existing bonds or to issue new bonds. If we are unable to obtain required bonds in the future, or are required to provide credit enhancements with respect to our current or future bonds, our liquidity could be negatively impacted.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

See Note 17 of “Notes to Condensed Consolidated Financial Statement” and the Company’s Current Report on Form 8-K, dated October 15, 2012, for information regarding the Company’s issuance of Class A common stock and Convertible Preferred stock to an investment vehicle managed by affiliates of Paulson & Co. Inc. on October 12, 2012. See also the Company’s Current Report on Form 8-K, dated October 16, 2012, for information regarding the Company’s issuance of restricted shares of Class D common stock to certain officers of William Lyon Homes, Inc. and the non-employee directors of the Company on October 1, 2012.

Item 3.	Defaults Upon Senior Securities

None.

See Note 2 and Note 10 of “Notes to Condensed Consolidated Financial Statements” and “Management’s Discussion and Analysis—Chapter 11 Reorganization” for a description of the events leading to the Chapter 11 Petitions.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Amendment and Restatement of Charter

As previously disclosed on the Company’s Current Report on Form 8-K, dated October 15, 2012, the Company entered into a Subscription Agreement (the “Subscription Agreement”) with WLH Recovery Acquisition LLC, a Delaware limited liability company and investment vehicle managed by affiliates of Paulson & Co. Inc. (“Paulson”), pursuant to which, the Company issued to Paulson (i) 15,238,095 shares of the Company’s Class A Common Stock, $0.01 par value per share (“Class A Common Stock”), for $16,000,000 in cash and (ii) 12,173,913 shares of the Company’s Convertible Preferred Stock, $0.01 par value per share (“Convertible Preferred Stock”), for $14,000,000 in cash, for an aggregate purchase price of $30,000,000 (the “Stock Issuance”). Under the terms of the Subscription Agreement, the Company was obligated to use its best efforts to obtain the consent of the Company’s stockholders to amend and restate its certificate of incorporation by November 30, 2012.

On October 23, 2012, the Company obtained the necessary consent of its stockholders and filed a Second Amended and Restated Certificate of Incorporation (the “Restated Charter”) with the Secretary of State of the state of Delaware. Effective upon filing, the Restated Charter (i) increased the size of the Company’s board of directors (the “Board”) from seven to eight members, up to and until the Conversion Date (as defined in the Restated Charter), (ii) provided the holders of Class A Common Stock the right to elect the director to fill the newly created Board seat, (iii) revised the definition of “Convertible Preferred Original Issue Price” to equal the price per share at which shares of Convertible Preferred Common Stock are issued and (iv) incorporated various clarifying and conforming changes.

Amendment and Restatement of Bylaws

The Subscription Agreement also required the Company to amend and restate its bylaws to incorporate conforming changes with the Restated Charter. The Board approved the Second Amended and Restated Bylaws (the “Restated Bylaws”) effective as of the filing of the Restated Charter on October 23, 2012.

The foregoing descriptions of the Restated Charter and Restated Bylaws are qualified in their entirety by reference to the full text of the Restated Charter and Restated Bylaws, copies of which are filed as Exhibit 3.1 and Exhibit 3.2, respectively, to this Quarterly Report on Form 10-Q, and each is incorporated herein by reference.

Item 6.	Exhibits

Exhibit Index

Exhibit No.	Description

3.1	Second Amended and Restated Certificate of Incorporation of William Lyon Homes

3.2	Second Amended and Restated Bylaws of William Lyon Homes

10.1	Construction Loan Agreement dated as of September 20, 2012 by and between Lyon Branches, LLC, a Delaware limited liability company and California Bank & Trust, a California banking corporation

10.2	Construction Loan Agreement dated as of September 26, 2012 by and between William Lyon Homes, Inc., a California corporation and California Bank & Trust, a California banking corporation

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	The information in Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act (including this Report), unless the Registrant specifically incorporates the foregoing information into those documents by reference.

**	Pursuant to Rule 406T of Regulation S-T, the XBRL information will not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934 and will not be deemed filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, or otherwise subject to liability under those Sections.

WILLIAM LYON HOMES

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAM LYON HOMES,
a Delaware corporation

Date: October 24, 2012	By:	/S/ COLIN T. SEVERN
Colin T. Severn
Vice President, Chief Financial Officer, Corporate Secretary (Principal Accounting Officer and Duly Authorized Signatory)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Second Amended and Restated Certificate of Incorporation of William Lyon Homes

3.2	Second Amended and Restated Bylaws of William Lyon Homes

10.1	Construction Loan Agreement dated as of September 20, 2012 by and between Lyon Branches, LLC, a Delaware limited liability company and California Bank & Trust, a California banking corporation

10.2	Construction Loan Agreement dated as of September 26, 2012 by and between William Lyon Homes, Inc., a California corporation and California Bank & Trust, a California banking corporation

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	The information in Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act (including this Report), unless the Registrant specifically incorporates the foregoing information into those documents by reference.

**	Pursuant to Rule 406T of Regulation S-T, the XBRL information will not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934 and will not be deemed filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, or otherwise subject to liability under those Sections.