Form 10-K
period 2012-12-31
WILLIAM LYON HOMES
filed 2013-03-18
CIK 1095996

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 29, 2012, the last business day of the registrant’s most recently completed second quarter, there was no established public market for the registrant’s common stock.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at March 11, 2013
Convertible preferred stock, par value $0.01	77,005,744
Common stock, Class A, par value $0.01	70,121,378
Common stock, Class B, par value $0.01	31,464,548
Common stock, Class C, par value $0.01	16,020,338
Common stock, Class D, par value $0.01	5,501,432

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

DOCUMENTS INCORPORATED BY REFERENCE

None

WILLIAM LYON HOMES

i

NOTE ABOUT FORWARD-LOOKING STATEMENTS

Investors are cautioned that certain statements contained in this Annual Report on Form 10-K, as well as some statements by the Company in periodic press releases and some oral statements by Company officials to securities analysts during presentations about the Company are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21 of the Securities Exchange Act of 1934, as amended. Statements which are predictive in nature, which depend upon or refer to future events or conditions, or which include words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “estimates”, “hopes”, and similar expressions constitute forward-looking statements. In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible future Company actions, which may be provided by management are also forward-looking statements. Forward-looking statements are based upon expectations and projections about future events and are subject to assumptions, risks and uncertainties about, among other things, the Company, economic and market factors and the homebuilding industry.

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

Overview

William Lyon Homes, a Delaware Corporation (“Parent” and together with its subsidiaries, the “Company”), are primarily engaged in the design, construction and sale of single family detached and attached homes in California, Arizona, Nevada, and Colorado (under the Village Homes brand). Since the founding of the Company’s predecessor in 1956, the Company and its joint ventures have sold over 74,000 homes. The Company’s predecessor, The Presley Companies, or Presley, was formed in 1956. In 1987, General William Lyon purchased 100% of the stock of Presley, which subsequently went public in 1991 and was listed on the New York Stock Exchange under the symbol “PDC.” In 1999, Presley acquired William Lyon Homes, Inc., a California corporation, and changed its name to William Lyon Homes and its ticker symbol to “WLS.” Parent was subsequently taken private in 2006 by way of a tender offer by General William Lyon for the shares of Parent that were then publicly owned. Prior to the consummation of the transactions discussed below under “Chapter 11 Reorganization”, Parent had one class of stock of which 1,000 shares were outstanding. Of these shares, 94.6% (946 shares) were owned by General William Lyon individually and the remaining 5.4% (54 shares) were owned by The William Harwell Lyon Separate Property Trust.

The Company conducts its homebuilding operations through five reportable operating segments (Southern California, Northern California, Arizona, Nevada, and Colorado). For the year ended December 31, 2012, which includes the “Predecessor” entity from January 1, 2012 through February 24, 2012, and the “Successor” entity from February 25, 2012 through December 31, 2012, or the 2012 Period, on a consolidated basis, which includes results from all five reportable operating segments, 45% of home closings were derived from our California operations. In the 2012 period, the Company had revenues from home sales of $261.3 million and delivered 950 homes. For the year ended December 31, 2011, approximately 59% of the home closings of the Company and its joint ventures were derived from its California operations. For the year ended December 31, 2011 the Company had revenues from home sales of $207.1 million and delivered 614 homes.

The Company acquired Village Homes of Denver, Colorado, on December 7, 2012, which marked the beginning of the Colorado segment. Financial data included herein as of December 31, 2012, and for the period from February 25, 2012 through December 31, 2012, includes operations of the Colorado segment from December 7, 2012 (date of acquisition) through December 31, 2012.

The Company designs, constructs and sells a wide range of homes designed to meet the specific needs of each of its markets, although it primarily emphasizes sales to the entry-level and first time move-up home buyer markets. In December 31, 2012, the Company marketed its homes through 18 sales locations. In 2012, the average sales price for consolidated homes delivered was $275,100. Base sales prices for actively selling projects in 2012, including affordable projects, ranged from $88,000 to $690,000.

The Company had total operating revenues of $398.3 million, $226.8 million, and $294.7 million for the years ended December 31, 2012, 2011, and 2010, respectively. Homes closed by the Company, including its joint ventures, were 950, 614, and 760 for the years ended December 31, 2012, 2011, and 2010, respectively. The Company’s dollar amount of backlog of homes sold but not closed as of December 31, 2012 was $115.4 million, a 294% increase compared to $29.3 million as of December 31, 2011, which was a 3% decrease from the $30.1 million as of December 31, 2010. The cancellation rate of buyers who contracted to buy a home but did not close escrow was approximately 14% during the year ended December 31, 2012 and 18% during the year ended December 31, 2011.

During the year ended December 31, 2012, the Company’s markets improved significantly in sales absorption rates, new home orders per average sales location and cancellation rates.

•	In Southern California, net new home orders per average sales location increased 39% to 41.8 during the year ended December 31, 2012 from 30.1 for the same period in 2011. The cancellation rate in

Southern California decreased to 15% during the year ended December 31, 2012 compared to 24% during the year ended December 31, 2011.

•

In Northern California, net new home orders per average sales location increased 71% to 62.7 during the year ended December 31, 2012 from 36.8 for the same period in 2011. In Northern California, the cancellation rate increased to 23% during the year ended December 31, 2012 from 18% during the year ended December 31, 2011.

•

In Arizona, net new home orders per average sales location increased to 138.3 during the year ended December 31, 2012 from 101.0 for the same period in 2011. In Arizona, the cancellation rate increased to 10% during the year ended December 31, 2012 compared to 7% during the year ended December 31, 2011.

•

In Nevada, net new home orders per average sales location increased to 44.7 during the year ended December 31, 2012 from 18.2 during the same period in 2011. In Nevada, the cancellation rate decreased to 14% during the year ended December 31, 2012 from 20% during the year ended December 31, 2011.

•

In Colorado, there were nine net new home orders during the period from December 7, 2012 through December 31, 2012 with no comparable amount during the year ended December 31, 2011. As of December 31, 2012, Colorado had five sales locations during the period from December 7, 2012 (date of acquisition) through December 31, 2012. In Colorado, the cancellation rate was 10% during the period from December 7, 2012 through December 31, 2012 with no comparable amount during the year ended December 31, 2011.

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

On February 10, 2012, the Bankruptcy Court confirmed the Plan. On February 25, 2012, Parent and its subsidiaries consummated the principal transactions contemplated by the Plan, including:

•

the issuance of 44,793,255 shares of Parent’s new Class A Common Stock, $0.01 par value per share, or Class A Common Stock, and $75 million aggregate principal amount of 12% Senior Subordinated Secured Notes due 2017, or the Notes, issued by Parent’s wholly-owned subsidiary, William Lyon Homes, Inc., or California Lyon, in exchange for the claims held by the holders of an aggregate outstanding amount of $299.1 million of the formerly outstanding notes of California Lyon (neither Parent nor California Lyon received any net proceeds from the issuance of the Notes);

•

the amendment of California Lyon’s loan agreement with ColFin WLH Funding, LLC and certain other lenders, or the Amended Term Loan, which resulted, among other things, in the increase in the principal amount outstanding under the loan agreement from $206 million to $235 million, the reduction in the interest rate payable under the loan agreement, and the elimination of any prepayment penalty under the loan agreement;

•

the issuance, in exchange for cash and land deposits of $25 million, of 31,464,548 shares of Parent’s new Class B Common Stock, $0.01 par value per share, or Class B Common Stock, and a warrant to purchase 15,737,294 shares of Class B Common Stock;

•

the issuance of 64,831,831 shares of Parent’s new Convertible Preferred Stock, $0.01 par value per share, or Convertible Preferred Stock, and 12,966,366 shares of Parent’s new Class C Common Stock, $0.01 par value per share, or Class C Common Stock, in exchange for aggregate cash consideration of $60 million; and

•

the issuance of an additional 3,144,000 shares of Class C Common Stock to Luxor Capital Group LP as a transaction fee in consideration for providing the backstop commitment of the offering of shares of Class C shares and shares of Convertible Preferred Stock in connection with the Plan.

Principal Holders of Debt and Equity Issued In Connection with the Plan

Immediately prior to the consummation of the Plan, Luxor Capital Group LP, or Luxor, held $135.8 million in aggregate principal amount of California Lyon’s formerly outstanding prepetition notes, or the Prepetition Notes. In connection with the consummation of the principal transactions contemplated by the Plan, entities affiliated with Luxor acquired (i) 21,427,135 shares of Parent’s Class A Common Stock (47.8% of the then outstanding Class A Common Stock) and $35.9 million in aggregate principal amount of the Notes issued in connection with the Plan in exchange for the Prepetition Notes held by Luxor, (ii) 12,301,838 shares of Parent’s Class C Common Stock (76.4% of the then outstanding Class C Common Stock) for approximately $9.5 million in cash consideration, and (iii) 61,509,204 shares of Parent’s Convertible Preferred Stock (94.9% of the then outstanding Convertible Preferred Stock) for aggregate cash consideration of approximately $47.4 million. Luxor received an additional 3,144,000 shares of Parent’s Class C Common Stock (19.5% of the then outstanding Class C Common Stock) as a transaction fee in consideration for providing the backstop commitment of the offering of shares of Class C Common Stock and shares of Convertible Preferred Stock in connection with the Plan. As of March 11, 2013, Luxor holds approximately 37.1% of the total voting power of Parent’s outstanding capital stock.

Immediately prior to the consummation of the Plan, General William Lyon and William H. Lyon, or the Lyons, collectively held 100% of Parent’s then outstanding capital stock and The William Harwell Lyon Separate Property Trust, of which William H. Lyon is the trustee, separately held approximately $153,000 in aggregate principal amount of the Prepetition Notes. In connection with the recapitalization of Parent upon consummation of the Plan, the Lyons acquired beneficial ownership of 31,464,548 shares of Class B Common Stock (100% of Parent’s outstanding Class B Common Stock) and a warrant to purchase an additional 15,737,294 shares of Class B Common Stock for aggregate cash consideration of $25 million through Lyon Shareholder 2012, LLC, which is now managed by William H. Lyon and held for the benefit of William H. Lyon. The William Harwell Lyon Separate Property Trust separately acquired 24,199 shares of Parent’s Class A Common Stock (less than 1% of the then outstanding Class A Common Stock) and $40,000 in aggregate principal amount of the Notes issued in connection with the Plan in exchange for the Prepetition Notes held by The William Harwell Lyon Separate Property Trust. William H. Lyon’s Class B Common Stock holdings and Class A Common Stock holdings provide William H. Lyon with 36.1% of the total voting power of the Company’s outstanding capital stock as of March 11, 2013. Throughout the reorganization process, General William Lyon served as Parent’s Chief Executive Officer and a member of its board of directors and William H. Lyon served as Parent’s President and Chief Operating Officer and a member of its board of directors.

Events leading to Chapter 11 Reorganization

Prior to filing the Chapter 11 Petitions, California Lyon was in default under its prepetition loan agreement with ColFin WLH Funding, LLC and certain other lenders, or the Prepetition Term Loan Agreement, due to its failure to comply with certain financial covenants in the Prepetition Term Loan Agreement. In addition, the Company became increasingly uncertain of its ability to repay or refinance its then outstanding 7 5/8% Senior Notes when they matured on December 15, 2012. Beginning in April 2010, California Lyon entered into a series of amendments and temporary waivers with the lenders under the Prepetition Term Loan Agreement related to these defaults, which prevented acceleration of the indebtedness outstanding under the Prepetition Term Loan Agreement and enabled the Company to negotiate a financial reorganization to be implemented through the bankruptcy process with its key constituents prior to the Chapter 11 Petitions.

The Company’s principal executive offices are located at 4490 Von Karman Avenue, Newport Beach, California 92660 and its telephone number is (949) 833-3600. The Company was incorporated in the State of Delaware on July 15, 1999.

The Company’s Markets

The Company is currently operating in five reportable operating segments: Southern California, Northern California, Arizona, Nevada, and Colorado. Each of the segments has responsibility for the management of the Company’s homebuilding and development operations within its geographic boundaries.

The following table sets forth homebuilding revenue from each of the Company’s homebuilding segments for the period from February 25, 2012 through December 31, 2012, the period from January 1, 2012 through February 24, 2012, and the years ended December 31, 2011, and 2010 (in thousands):

	Successor (1)	Predecessor (1)	Predecessor (1)
	Period From February 25, through December 31, 2012	Period From January 1, through February 24, 2012	Year Ended December 31,
			2011	2010
Southern California (2)	$99,671	$5,640	$110,969	$195,613
Northern California (3)	54,207	4,250	54,141	38,891
Arizona (4)	47,989	4,316	20,074	16,595
Nevada (5)	37,307	2,481	21,871	15,766
Colorado (6)	5,436	—	—	—

	$244,610	$16,687	$207,055	$266,865

(1)	Successor refers to William Lyon Homes and its consolidated subsidiaries on and after February 25, 2012, or the Emergence Date, after giving effect to: (i) the cancellation of shares of our common stock issued prior to February 25, 2012; (ii) the issuance of shares of new common stock, and settlement of existing debt and other adjustments in accordance with the Prepackaged Joint Plan of Reorganization; and (iii) the application of fresh start accounting. Predecessor refers to William Lyon Homes and its consolidated subsidiaries up to the Emergence Date. All of the required information related to each operating segment is reflected in Note 6 in the accompanying financial statements for the years ending December 31, 2012, 2011, and 2010, respectively.
(2)	The Southern California Segment consists of operations in Orange, Los Angeles, and San Diego counties. The offices are located in a leased office building at 4490 Von Karman Avenue, Newport Beach, CA 92660. The operating segment is led by a California Region President.
(3)	The Northern California Segment consists of operations in Contra Costa, Placer, Sacramento, San Joaquin, Santa Clara and Solano counties. The offices are located in a leased office building at 4000 Executive Parkway, Suite 250, San Ramon, CA 94583. The operating segment is led by a division manager and a California Region President.
(4)	The Arizona Segment consists of operations in the Phoenix metropolitan area. The offices are located in a leased office building at 8840 E. Chaparral Road, Suite 200, Scottsdale, AZ 85250. The operating segment is led by a division president.
(5)	The Nevada Segment consists of operations in the Las Vegas metropolitan area. The offices are located in a leased office building at 500 Pilot Road, Suite G, Las Vegas, NV 89119. The operating segment is led by a division president.
(6)	The Colorado Segment consists of operations in Douglas, Grand, Jefferson, and Larimer counties. The offices are located in a leased office building at 8480, East Orchard Road, Suite 1000, Greenwood Village, CO 80111. The operating segment is led by a division president. Colorado became the Company’s fifth operating segment on December 7, 2012, upon acquisition of various entities which operate under the name Village Homes.

Strategy and Lot Position

The Company and its consolidated joint ventures owned approximately 10,593 lots and had options to purchase an additional 1,249 lots as of December 31, 2012. As used in this Annual Report on Form 10-K, “entitled” land has a development agreement and/or vesting tentative map, or a final recorded plat or map from the appropriate county or city government. Development agreements and vesting tentative maps generally provide for the right to develop the land in accordance with the provisions of the development agreement or vesting tentative map unless an issue arises concerning health, safety or general welfare. The Company’s sources of developed lots for its homebuilding operations are (1) purchase of smaller projects with shorter life cycles (merchant homebuilding) and (2) development of master-planned communities.

The Company will continue to utilize its current inventory of lots and future land acquisitions to conduct its operating strategy, which consists of:

•	focusing on high growth core markets near employment centers or transportation corridors;

•	identifying future land positions to grow the business;

•	acquiring strong land positions through disciplined acquisition strategies;

•	maintaining a low cost structure; and

•	leveraging an experienced management team.

Land Acquisition and Development

The Company estimates that its current inventory of lots owned and controlled is adequate to supply its homebuilding operations at current operating levels (including future land sales) for approximately three to five years.

To manage the risks associated with land ownership and development, the Company has a Corporate Land Committee. Members are the Executive Chairman, CEO, President and COO (Chairman of the Land Committee), VP & CFO and SVP of Finance and Acquisition. As potential land acquisitions are being analyzed, the Corporate Land Committee must approve all purchases prior to being submitted to the board. Due to the risks inherent in unentitled land, the Company requires the board of directors to approve all purchases of unentitled land, however, as of December 31, 2012, all of the Company’s land is entitled. For entitled land, the board of directors approves purchases of $3.0 million or higher. The Company’s land acquisition strategy has been to undertake projects with shorter life-cycles in order to reduce development and market risk while maintaining an inventory of owned lots sufficient for construction of homes over a two-year period. However, in Arizona and Nevada, the Company owns parcels with a longer term hold strategy. The Company’s long-term strategy consists of the following elements:

•	completing due diligence prior to committing to acquire land;

•	reviewing the status of entitlements and other governmental processing to mitigate zoning and other development risk;

•	focusing on land as a component of a home’s cost structure, rather than on the land’s speculative value;

•	limiting land acquisition size to reduce investment levels in any one project where possible;

•	utilizing option, joint venture and other non-capital intensive structures to control land where feasible;

•	funding land acquisitions whenever possible with non-recourse seller financing;

•	employing centralized control of approval over all land transactions;

•	homebuilding operations in the Southwest, particularly in the Company’s long established markets of California, Arizona, Nevada and more recently, Colorado; and

•	diversifying with respect to geography, markets and product types.

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

Because the decision as to which product to develop is based on the Company’s assessment of market conditions and the restrictions imposed by government regulations, home styles and sizes vary from project to project. The Company’s attached housing ranges in size from 950 to 2,729 square feet, and the detached housing ranges from 1,284 to 5,417 square feet. Due to the Company’s product and geographic diversification strategy, the prices of the Company’s homes also vary substantially. Base sales prices for the Company’s attached housing ranged from approximately $280,000 to $600,000 and $103,000 to $565,000 during the years ended December 31, 2012 and 2011, respectively, and base sales prices for detached housing ranged from approximately $88,000 to $690,000 and $110,000 to $690,000 during the years ended December 31, 2012 and 2011, respectively. On a consolidated basis, the average sales prices of homes closed for the years ended December 31, 2012 and 2011 were $275,100 and $337,200, respectively.

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

Substantially all construction work is done by subcontractors with the Company acting as the general contractor. The Company manages subcontractor activities with on-site supervisory employees and management control systems. The Company does not have long-term contractual commitments with its subcontractors or suppliers; instead it contracts development work by project and where possible by phase size of 10 to 20 home sites. The Company generally has been able to obtain sufficient materials and subcontractors during times of material shortages. The Company believes its relationships with its suppliers and subcontractors are in good standing.

Description of Projects and Communities Under Development

The Company’s homebuilding projects usually take two to five years to develop. The following table presents project information relating to each of the Company’s homebuilding operating segments as of December 31, 2012 and only includes projects with lots owned as of December 31, 2012, lots consolidated in accordance with certain accounting principles as of December 31, 2012 or homes closed for the year ended December 31, 2012.

Project (County or City)	Year of First Delivery	Estimated Number of Homes at Completion (1)	Cumulative Homes Closed as of December 31, 2012 (2)	Backlog at December 31, 2012 (3) (4)	Lots Owned as of December 31, 2012 (5)	Homes Closed for the Year Ended December 31, 2012	YTD Orders as of December 31, 2012	Sales Price Range (6)
SOUTHERN CALIFORNIA
San Diego County:
Carlsbad
Mirasol at La Costa Greens	2010	71	71	0	0	22	22	$610,000 - 690,000
Escondido
Contempo	2013	84	0	0	84	0	0	$242,000 - 282,000
San Diego
Atrium	2013	80	0	0	80	0	0	$310,000 - 395,000
Riverside County:
Riverside
Bridle Creek	2015	10	0	0	10	0	0	$415,000 - 436,000
San Bernardino County:
Yucaipa
Vista Bella/Redcort	2013	198	0	0	198	0	0	$240,000 - 265,000
Orange County:
Irvine
San Carlos II	2010	92	92	0	0	26	26	$310,000 - 440,000
Lyon Branches (7)	2013	48	0	0	48	0	0	$893,000 - 1,010,000
Willow Bend .	2013	58	0	0	58	0	0	$893,000 - 1,010,000
Rancho Mission Viejo
Lyon Cabanas	2013	97	0	0	97	0	0	$291,000 - 361,000
Lyon Villas	2013	96	0	0	96	0	0	$368,000 -408,000
Santa Ana
Canopy Lane	2011	38	38	0	0	13	10	$500,000 - 580,000

Project (County or City)	Year of First Delivery	Estimated Number of Homes at Completion (1)	Cumulative Homes Closed as of December 31, 2012 (2)	Backlog at December 31, 2012 (3) (4)	Lots Owned as of December 31, 2012 (5)	Homes Closed for the Year Ended December 31, 2012	YTD Orders as of December 31, 2012	Sales Price Range (6)
Los Angeles County:
Hawthorne
360 South Bay (8):
The Flats	2010	188	79	15	109	30	44	$350,000 - 530,000
The Courts	2010	118	112	3	6	41	43	$435,000 - 560,000
The Rows	2012	94	12	6	82	12	17	$512,000 - 647,000
The Lofts.	2013	9	0	0	9	0	0	$400,000 - 545,000
The Gardens	2013	12	0	0	12	0	0	$565,000 - 715,000
The Townes	2013	96	0	0	96	0	0	$545,000 - 665,000
The Terraces	2013	93	0	0	93	0	0	$630,000 - 740,000
Azusa
Rosedale
Gardenia	2011	81	48	7	33	42	43	$332,000 - 392,000
Sage Court	2011	64	61	1	3	55	46	$302,000 - 402,000

SOUTHERN CALIFORNIA TOTAL		1,627	513	32	1,114	241	251

NORTHERN CALIFORNIA
Contra Costa County:
Pittsburgh
Vista Del Mar
Villages (7)	2007	102	50	0	52	0	0	$310,000 - 340,000
Venue (7)	2007	127	127	0	0	40	29	$322,000 - 352,000
Vineyard II	2012	131	5	15	20	5	20	$397,000 - 427,000
Antioch
Waterford	2013	130	0	0	130	0	0	$296,000 - 351,000
Sacramento County:
Elk Grove
Magnolia Lane (Maderia)	2010	50	50	0	0	24	22	$245,000 - 285,000
San Joaquin County:
Lathrop
The Ranch @ Mossdale Landing	2010	168	111	13	57	65	69	$226,000 - 271,000
Solano County:
Fairfield
Enclave at Paradise Valley	2010	100	100	0	0	51	48	$360,000 - 425,000

NORTHERN CALIFORNIA TOTAL		808	443	28	259	185	188

Project (County or City)	Year of First Delivery	Estimated Number of Homes at Completion (1)	Cumulative Homes Closed as of December 31, 2012 (2)	Backlog at December 31, 2012 (3) (4)	Lots Owned as of December 31, 2012 (5)	Homes Closed for the Year Ended December 31, 2012	YTD Orders as of December 31, 2012	Sales Price Range (6)
ARIZONA
Maricopa County:
Gilbert
Lyon’s Gate
Pride .	2006	650	650	0	0	113	65	$105,000 - 138,000
Acacia	2007	365	365	0	0	110	83	$155,000 - 190,000
Land (9)	N/A	0	0	0	213	0	0	N/A
Queen Creek
Hastings Property
Villas	2012	337	52	78	285	52	130	$152,000 - 187,000
Manor	2012	141	32	48	109	32	80	$219,000 - 274,000
Estates	2012	153	6	26	147	6	32	$272,000 - 338,000
Church Farms North	2015	2,310	0	0	2,310	0	0	$148,000 - 324,000
Mesa
Lehi Crossing
Settlers Landing	2012	235	4	3	231	4	7	$213,000 - 256,000
Wagon Trail	2013	244	0	9	244	0	9	$228,000 - 287,000
Monument Ridge	2013	248	0	8	248	0	8	$251,000 - 328,000
Pioneer Point	2014	101	0	0	101	0	0	$290,000 - 391,000
Land 75 X 120 (9)	N/A	0	0	0	28	0	0	N/A
Peoria
Agua Fria	2012	264	1	0	263	1	1	$164,000 - 198,000
Surprise
Rancho Mercado	2017	1,903	0	0	1,903	0	0	$128,000 - 345,000

ARIZONA TOTAL		6,951	1,110	172	6,082	318	415

NEVADA
Clark County:
North Las Vegas
The Cottages .	2004	360	360	0	0	29	28	$152,000 - 180,000
Serenity Ridge	2013	88	0	7	88	0	7	$410,000 - 488,000
Tularosa at Mountain’s Edge .	2011	140	60	25	80	41	62	$171,000 - 219,000
Las Vegas
Flagstone
Crossings	2011	77	47	10	30	35	41	$280,000 - 313,000
Commons	2011	37	37	0	0	17	15	$197,000 - 230,000
West Park
Villas	2006	191	107	25	84	0	25	$164,000 - 197,000
Courtyards	2006	113	92	16	21	0	16	$183,000 - 234,000

Project (County or City)	Year of First Delivery	Estimated Number of Homes at Completion (1)	Cumulative Homes Closed as of December 31, 2012 (2)	Backlog at December 31, 2012 (3) (4)	Lots Owned as of December 31, 2012 (5)	Homes Closed for the Year Ended December 31, 2012	YTD Orders as of December 31, 2012	Sales Price Range (6)
Mesa Canyon	2013	49	0	0	49	0	0	$260,000 - 278,000
Tierra Este	2013	118	0	0	118	0	0	$181,000 - 211,000
Lyon Estates .	2013	129	0	0	129	0	0	$430,000 - 485,000
Rhapsody	2014	63	0	0	63	0	0	$193,000 - 217,000
The Fields at Aliente .	2011	60	56	4	4	47	45	$183-000 - 218,000
Nye County:
Pahrump
Mountain Falls
Series I	2011	116	41	5	75	24	29	$123,000 - 153,000
Series II	2014	218	0	0	218	0	0	$167,000 - 195,000
Land (9)	N/A	0	0	0	1,925	0	0	N/A

NEVADA TOTAL		1,759	800	92	2,884	193	268

COLORADO (10)
Douglas County
Castle Rock
Watercolor at The Meadows	2012	31	1	12	30	1	3	$283,000 - 355,000
Cliffside	2013	41	0	0	41	0	0	$402,000 - 432,000
Parker
Idyllwilde	2012	42	5	8	37	5	1	$291,000 - 397,000
Grand County
Granby
Granby Ranch	2012	54	1	8	53	1	1	$415,000 - 465,000
Jefferson County
Arvada
Villages of Five Parks	2012	49	5	29	44	5	2	$339,000 - 379,000
Larimer County
Fort Collins
Observatory Village	2012	50	1	25	49	1	2	$293,000 - 343,000

COLORADO TOTAL		267	13	82	254	13	9

GRAND TOTALS		11,412	2,879	406	10,593	950	1,131

(1)	The estimated number of homes to be built at completion is subject to change, and there can be no assurance that the Company will build these homes.
(2)	“Cumulative Homes Closed” represents homes closed since the project opened, and may include prior years, in addition to the homes closed during the current year presented.
(3)	Backlog consists of homes sold under sales contracts that have not yet closed, and there can be no assurance that closings of sold homes will occur.
(4)	Of the total homes subject to pending sales contracts as of December 31, 2012, 352 represent homes completed or under construction.

(5)	Lots owned as of December 31, 2012 include lots in backlog at December 31, 2012.
(6)	Sales price range reflects base price only and excludes any lot premium, buyer incentive and buyer selected options, which vary from project to project.
(7)	Project is a joint venture and is consolidated as a VIE in accordance with ASC 810, Consolidation.
(8)	All or a portion of the lots in this project are not owned as of December 31, 2012. The Company consolidated the purchase price of the lots in accordance with certain accounting rules, and considers the lots owned at December 31, 2012.
(9)	Represents a parcel of undeveloped land held for future sale. The Company does not plan to develop homes on this land, thus the “year of first delivery” and “sales price range” are not applicable.
(10)	Colorado division was acquired on December 7, 2012, as part of the Village Homes Acquisition. Estimated number of homes at completion is the number of homes to be built post-acquisition. Homes closed and year to date orders are from acquisition date through December 31, 2012.

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

The Company’s homes are typically sold before or during construction through sales contracts which are usually accompanied by a small cash deposit. Such sales contracts are usually subject to certain contingencies such as the buyer’s ability to qualify for financing. The cancellation rate of buyers who contracted to buy a home but did not close escrow at the Company and its joint ventures’ projects was approximately 14% during 2012 and 18% during 2011. Cancellation rates are subject to a variety of factors beyond the Company’s control such as the downturn in the homebuilding industry and current economic conditions. The Company and its joint ventures’ inventory of completed and unsold homes was 19 homes as of December 31, 2012 and 73 homes as of December 31, 2011.

Warranty

The Company provides its homebuyers with a one-year limited warranty covering workmanship and materials. The Company also provides its homebuyers with a limited warranty that covers “construction defects,” as defined in the limited warranty agreement provided to each home buyer, for the length of its legal liability for such defects (which may be up to ten years in some circumstances), as determined by the law of the state in which the Company builds. The limited warranty covering construction defects is transferable to subsequent buyers not under direct contract with the Company and requires that homebuyers agree to the definitions and procedures set forth in the warranty, including the submission of unresolved construction-related disputes to binding arbitration. The Company began providing this type of limited warranty at the end of 2001. In connection with the limited warranty covering construction defects, the Company obtained an insurance policy which expires on December 31, 2013, unless amended or renewed. The Company has been informed by the insurance carrier that this insurance policy will respond to construction defect claims on homes that close during each policy period for the duration of the Company’s legal liability and that the policy will respond, upon satisfaction of the applicable self-insured retention, to potential losses relating to construction, including soil subsidence. The insurance policy provides a single policy of insurance to the Company and the subcontractors enrolled in its insurance program. As a result, the Company is no longer required to obtain proof of insurance from these subcontractors nor be named as an additional insured under their individual insurance policies. The Company still requires that subcontractors not enrolled in the insurance program provide proof of insurance and name the Company as an additional insured under their insurance policy. Furthermore, the Company generally requires that its subcontractors provide the Company with an indemnity prior to receiving payment for their work.

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

The Company and its competitors are also subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning protection of health and the environment. The particular environmental laws which apply to any given community vary greatly according to the community site, the site’s environmental conditions and the present and former uses of the site. These environmental laws may result in delays, may cause the Company and its competitors to incur substantial compliance and other costs, and may prohibit or severely restrict development in certain environmentally sensitive regions or areas. The Company’s projects in California are especially susceptible to restrictive government regulations and environmental laws. However, environmental laws have not, to date, had a material adverse impact on the Company’s operations. The Company’s wholly-owned subsidiary, California Lyon, is licensed as a general building contractor in California, Arizona and Nevada. In addition, California Lyon holds a corporate real estate license under the California Real Estate Law.

Competition

The homebuilding industry is highly competitive, particularly in the low and medium-price range where the Company currently concentrates its activities. The Company does not believe it has a significant market position in any geographic area which it serves due to the fragmented nature of the market. A number of the Company’s competitors have larger staffs, larger marketing organizations and substantially greater financial resources than those of the Company. However, the Company believes that it competes effectively in its existing markets as a result of its product and geographic diversity, substantial development expertise and its reputation as a low-cost producer of quality homes. Further, the Company sometimes gains a competitive advantage in locations where changing regulations make it difficult for competitors to obtain entitlements and/or government approvals which the Company has already obtained.

Seasonality

The Company’s operations are historically seasonal, with the highest new order activity in the spring and summer, which is impacted by the timing of project openings and competition in surrounding projects, among other factors. In addition, the Company’s home deliveries typically occur in the third and fourth quarter of each fiscal year, based on the construction cycle times of our homes between three and six months. As a result, the Company’s revenues, cash flow and profitability are higher in that same period.

Financing

The Company provides for its ongoing cash requirements principally from internally generated funds from the sales of real estate, outside borrowings and by forming new joint ventures with venture partners that provide a substantial portion of the capital required for certain projects. In addition, the Company makes use of the funds received from the equity raised in conjunction with the rights offerings provided for in the Plan and other recent corporate transactions.

As of March 11, 2013, California Lyon has outstanding its 8.5% Senior Notes due 2020 and certain construction notes payable. Parent, California Lyon and their subsidiaries have financed, and may in the future finance, certain project and land acquisitions with construction loans secured by real estate inventories, seller-provided financing, lot option agreements and land banking transactions.

Corporate Organization and Personnel

The Company’s executive officers and divisional presidents average more than 21 years of experience in the homebuilding and development industries within California or the Southwestern United States. The Company combines decentralized management in those aspects of its business where detailed knowledge of local market conditions is important (such as governmental processing, construction, land development and sales and marketing), with centralized management in those functions where the Company believes central control is required (such as approval of land acquisitions, financial, treasury, human resources and legal matters).

As of December 31, 2012, the Company employed 225 full-time and 34 part-time employees, including corporate staff, supervisory personnel of construction projects, warranty service personnel for completed projects, as well as persons engaged in administrative, finance and accounting, engineering, golf course operations, sales and marketing activities.

The Company believes that its relations with its employees have been good. Some employees of the subcontractors the Company utilizes are unionized, but none of the Company’s employees are union members. Although there have been temporary work stoppages in the building trades in the Company’s areas of operation, none has had any material impact upon the Company’s overall operations.

Reports to Stockholders

We intend to furnish to our stockholders annual reports containing financial statements audited by our independent registered public accounting firm and to make available quarterly reports containing unaudited financial statements for each of the first three quarters of each year.

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

An investment in the Company entails the following risks and uncertainties. These risk factors should be carefully considered when evaluating any investment in the Company. Any of these risks and uncertainties could cause the actual results to differ materially from the results contemplated by the forward-looking statements set forth herein, and could otherwise have a significant adverse impact on the Company’s business, prospects, financial condition or results of operations. In addition, please read “Note About Forward-Looking Statements” in this Annual Report on Form 10-K, where we describe additional uncertainties associated with our business and the forward-looking statements included in this Annual Report on Form 10-K.

Market and Operational Risks

Increases in the Company’s cancellation rate could have a negative impact on the Company’s home sales revenue and home building gross margins.

During the years ended December 31, 2012, 2011, and 2010, the Company experienced cancellation rates of 14%, 18%, and 19%, respectively. Cancellations negatively impact the number of closed homes, net new home orders, home sales revenue and the Company’s results of operations, as well as the number of homes in backlog. Home order cancellations can result from a number of factors, including declines or slow appreciation in the market value of homes, increases in the supply of homes available to be purchased, increased competition, higher mortgage interest rates, homebuyers’ inability to sell their existing homes, homebuyers’ inability to obtain suitable financing, including providing sufficient down payments, and adverse changes in economic conditions. Continued high levels of home order cancellations would have a negative impact on the Company’s home sales revenue and financial and operating results.

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

On February 24, 2012, the Company adopted fresh start accounting under ASC 852, Reorganizations, and recorded all real estate inventories at fair value. Subsequent to February 24, 2012 and throughout each quarter of 2012, there were no indicators of impairment, as sales prices and sales absorption rates have improved. For the 2012 period, there were no impairment charges recorded.

During 2011, the Company incurred non-cash impairment losses on real estate assets amounting to $128.3 million. As required by U.S. GAAP, in connection with our emergence from the Chapter 11 Cases, we adopted the fresh start accounting provisions of ASC 852, Reorganizations, effective February 24, 2012. See “Risks Related to Our Emergence from Chapter 11 Bankruptcy Proceedings” for further discussion. Under ASC 852, the reorganization value represents the fair value of the entity before considering liabilities and approximates the amount a willing buyer would pay for the assets of the Company immediately after restructuring. The reorganization value is allocated to the respective fair value of assets. The Company engaged a third-party valuation firm to assist with the analysis of the fair value of the entity, and respective assets and liabilities. In conjunction with the valuation of all of the assets of the Company, the Company re-set value on certain land holdings in the early stages of development, based on: (i) “as-is” development stages of the property instead of a discounted cash flow approach, (ii) relative comparables on similar stage properties that had recently sold, on a per acre basis, and (iii) location of the property, among other factors. As a result, the Company re-valued these particular assets as of February 24, 2012, and since the date of emergence from the Chapter 11 Cases is within six weeks of year end, management made the assumption that the values are approximately the same, and recorded the book value as fair value as of December 31, 2011. Therefore, the adjustment to fair value was made on December 31, 2011, with no subsequent adjustment necessary at February 24, 2012, on these particular assets. The difference between the new value applied to the property on December 31, 2011 and the carrying value as of December 31, 2011, was recorded as impairment loss on real estate assets.

In addition, the Company incurred non-cash impairment losses on real estate assets of $111.9 million for the year ended December 31, 2010. The Company assesses its projects on a quarterly basis, when indicators of impairment exist. Indicators of impairment include a decrease in demand for housing due to soft market conditions, competitive pricing pressures which reduce the average sales price of homes, which includes sales incentives for home buyers, sales absorption rates below management expectations, a decrease in the value of the underlying land and a decrease in projected cash flows for a particular project. The Company was required to write down the book value of its impaired real estate assets in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 360, Property, Plant and Equipment, or ASC 360.

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

The homebuilding industry is sensitive to changes in economic conditions such as the level of employment, consumer confidence, consumer income, availability of financing and interest rate levels. The national recession, credit market disruption, high unemployment levels, the absence of home price stability, and the decreased availability of mortgage financing have, among other factors, adversely impacted the homebuilding industry and our operations and financial condition over the last several years. Although the housing market appears to be recovering in most of the geographies in which we operate, we cannot predict the pace or scope of the recovery. If market conditions deteriorate or do not improve as anticipated, our results of operations and financial condition could be adversely impacted.

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

The Company presently conducts all of its business in five geographic regions: Southern California, Northern California, Arizona, Nevada and Colorado. The economic downturn in these markets has caused housing prices and sales to decline, which has caused a material adverse effect on the Company’s business, results of operations and financial condition because the Company’s operations are concentrated in these geographic areas.

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

The Company’s success is dependent upon the efforts and abilities of its executive officers and other key employees, many of whom have significant experience in the homebuilding industry and in the Company’s divisional markets. In particular, the Company is dependent upon the services of General William Lyon, Chairman of the Board and Executive Chairman, William H. Lyon, Chief Executive Officer, and Matthew R. Zaist, President and Chief Operating Officer, as well as the services of the California region and other division presidents and division management teams and personnel in the corporate office. The loss of the services of any of these executives or key personnel, for any reason, could have a material adverse effect upon the Company’s business, operating results and financial condition.

Power shortages or price increases could have an adverse impact on operations.

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

California law provides that consumers can seek redress for patent (i.e., observable) defects in new homes within three or four years (depending on the type of claim asserted) from when the defect is discovered or should have been discovered. If the defect is latent (i.e., non-observable), consumers must still seek redress within three or four years (depending on the type of claim asserted) from the date when the defect is discovered or should have been discovered, but in no event later than ten years after the date of substantial completion of the work on the construction. Consumers purchasing homes in Arizona, Nevada and Colorado may also be able to obtain redress under state laws for either patent or latent defects in their new homes.

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

The Company’s limited geographic diversification could adversely affect the Company if the homebuilding industry in our markets declines.

The Company has homebuilding operations in California, Nevada, Arizona and Colorado. The Company’s limited geographic diversification could adversely impact the Company if the homebuilding business in its current markets should decline, since there may not be a balancing opportunity in a stronger market in other geographic regions.

Inflation could adversely affect the Company’s business, financial condition and results of operations, particularly in a period of oversupply of homes.

Inflation can adversely affect the Company by increasing costs of land, materials and labor. However, the Company may be unable to offset these increases with higher sales prices. In addition, inflation is often accompanied by higher interest rates, which have a negative impact on housing demand. In such an environment, the Company may be unable to raise home prices sufficiently to keep up with the rate of cost inflation, and, accordingly, its margins could decrease. Moreover, with inflation, the purchasing power of the Company’s cash resources can decline. Efforts by the government to stimulate the economy may not be successful, but have increased the risk of significant inflation and its resulting adverse effect on the Company’s business, financial condition and results of operations.

The Company’s business is seasonal in nature and quarterly operating results can fluctuate.

The Company’s quarterly operating results generally fluctuate by season. The Company typically achieves its highest new home sales orders in the spring and summer, although new homes sales order activity is also highly dependent on the number of active selling communities and the timing of new community openings. Because it typically takes the Company three to six months to construct a new home, the Company delivers a greater number of homes in the second half of the calendar year as sales orders convert to home deliveries. As a result, the Company’s revenues from homebuilding operations are higher in the second half of the year, particularly in the fourth quarter, and the Company generally experiences higher capital demands in the first half of the year when it incurs construction costs. If, due to construction delays or other causes, the Company cannot close its expected number of homes in the second half of the year, the Company’s financial condition and full year results of operations may be adversely affected.

The Company may be unable to obtain suitable bonding for the development of its communities.

The Company provides bonds to governmental authorities and others to ensure the completion of its projects. If the Company is unable to provide required surety bonds for its projects, the Company’s business operations and revenues could be adversely affected. As a result of the deterioration in market conditions, surety providers have become increasingly reluctant to issue new bonds and some providers are requesting credit enhancements in order to maintain existing bonds or to issue new bonds. If the Company is unable to obtain required bonds in the future, or is required to provide credit enhancements with respect to its current or future bonds, the Company’s liquidity could be negatively impacted.

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

We periodically conduct certain of our operations through unconsolidated joint ventures with independent third parties in which we do not have a controlling interest and we can be adversely impacted by joint venture partners’ failure to fulfill their obligations.

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

The Company is highly leveraged and, subject to certain restrictions, Parent, California Lyon and their subsidiaries may incur substantial additional indebtedness. At March 11, 2013, the total outstanding principal amount of our debt was $344.2 million. Based on the current outstanding principal amount of debt, the Company’s annual interest payments are $28.7 million. No principal payments are required for California Lyon’s outstanding 8.5% Senior Notes due 2020, or the New Notes, until 2020 and certain construction notes are due in 2015. The Company’s high level of indebtedness could have detrimental consequences, including the following:

•

the ability to obtain additional financing as needed for working capital, land acquisition costs, building costs, other capital expenditures, or general corporate purposes, or to refinance existing indebtedness before its scheduled maturity, may be limited;

•

the Company will need to use a substantial portion of cash flow from operations to pay interest and principal on the New Notes and other indebtedness, which will reduce the funds available for other purposes;

•

if Parent or California Lyon is unable to comply with the terms of the agreements governing the indebtedness of the Company, the holders of that indebtedness could accelerate that indebtedness and exercise other rights and remedies against the Company; and

•

if the Company has a higher level of indebtedness than some of its competitors, it may put the Company at a competitive disadvantage and reduce the Company’s flexibility in planning for, or responding to, changing conditions in the industry, including increased competition.

The Company cannot be certain that cash flow from operations will be sufficient to allow the Company to pay principal and interest on debt, support operations and meet other obligations. If the Company does not have the resources to meet these and other obligations, the Company may be required to refinance all or part of the existing debt, including the New Notes, sell assets or borrow more money. The Company may not be able to do so on acceptable terms, in a timely manner, or at all.

The indenture governing the New Notes imposes significant operating and financial restrictions, which may prevent Parent and its subsidiaries from capitalizing on business opportunities and taking some corporate actions.

The indenture governing the New Notes, or the Indenture, impose significant operating and financial restrictions. These restrictions limit the ability of Parent, California Lyon and their subsidiaries, among other things, to:

•	incur or guarantee additional indebtedness or issue certain equity interests;

•	pay dividends or distributions, repurchase equity or prepay subordinated debt;

•	make certain investments;

•	sell assets;

•	incur liens;

•	create certain restrictions on the ability of restricted subsidiaries to transfer assets;

•	enter into transactions with affiliates;

•	create unrestricted subsidiaries; and

•	consolidate, merge or sell all or substantially all of the Company’s assets.

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

Over the past few years, the rating agencies have downgraded the Company’s corporate credit rating due to the deterioration in our homebuilding operations, credit metrics, other earnings-based metrics, because the Company is highly leveraged and the significant decrease in our tangible net worth. These ratings and our current credit condition affect, among other things, our ability to access new capital, especially debt, and negative changes in these ratings may result in more stringent covenants and higher interest rates under the terms of any new debt. Our credit ratings could be further lowered or rating agencies could issue adverse commentaries in the future, which could have a material adverse effect on our business, results of operations, financial condition and liquidity. In particular, a weakening of our financial condition, including a significant increase in our leverage or decrease in our profitability or cash flows, could adversely affect our ability to obtain necessary funds, result in a credit rating downgrade or change in outlook, or otherwise increase our cost of borrowing. The current corporate credit rating from the ratings agencies Moody’s and Standard & Poor’s is ‘Caa2’ and ‘B-’, respectively.

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

Neither the projected financial information that we previously filed with the U.S. Bankruptcy Court, or Bankruptcy Court, in connection with the Chapter 11 Petitions nor the financial information included in the disclosure statement for the Plan filed with, and approved by, the Bankruptcy Court, or the Disclosure Statement, should be considered or relied on in connection with the purchase of our securities. We were required to prepare projected financial information and include certain of such information in the Disclosure Statement to demonstrate to the Bankruptcy Court and creditor classes voting on the Plan the feasibility of the Plan and our ability to continue operations upon emergence from the Chapter 11 Petitions. The projections reflect numerous assumptions concerning our anticipated future performance and prevailing and anticipated market and economic conditions that were and continue to be beyond our control and that may not materialize. Projections are inherently subject to uncertainties and to a wide variety of significant business, economic and competitive risks. Our actual results will vary, potentially significantly, from those contemplated by the projections for a variety of reasons. Furthermore, the projections were limited by the information available to us as of the date of the preparation of the projections. These projections have since been updated in relation to our adoption of fresh start accounting in conjunction with the confirmation of the Plan. Therefore, variations from the projections may be material, and investors should not rely on such projections.

Because of the adoption of Debtor in Possession Accounting, financial information for the period from December 19, 2011 through February 24, 2012 will not be comparable to financial information prior to or subsequent to the debtor in possession accounting period.

Upon filing the Chapter 11 Petitions, we adopted Debtor in Possession Accounting, in accordance with Accounting Standards Codification No. 852, Reorganizations. Accordingly, our financial statements for the period from December 19, 2011 through February 24, 2012 will not be comparable in many respects to our financial statements prior to December 19, 2011 or subsequent to February 24, 2012. The lack of comparable historical financial information may discourage investors from purchasing our securities.

Because of the adoption of Fresh Start Accounting and the effects of the transactions contemplated by the Plan, financial information subsequent to February 24, 2012 will not be comparable to financial information prior to February 24, 2012.

Upon our emergence from the Chapter 11 Petitions, we adopted Fresh Start Accounting, in accordance with Accounting Standards Codification No. 852, Reorganizations, pursuant to which the midpoint of the range of our reorganization value was allocated to our assets in conformity with the procedures specified by Accounting Standards Codification No. 805, Business Combinations. Accordingly, our financial statements subsequent to February 24, 2012 will not be comparable in many respects to our financial statements prior to February 24, 2012. The lack of comparable historical financial information may discourage investors from purchasing our securities.

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

Luxor Capital Group, or Luxor, William H. Lyon, and Paulson & Co. Inc., or Paulson, hold significant ownership interests in the Company, which may allow them to dictate the outcome of certain corporate actions requiring stockholder approval. As of March 11, 2013, entities affiliated with Luxor hold 29.7% of the Class A Common Stock, 95.9% of the Class C Common Stock and 79.9% of the Convertible Preferred Stock, which provides Luxor with 37.1% of the total voting power of the Company’s outstanding capital stock. As of March 11, 2013, William H. Lyon, through his management of Lyon Shareholder 2012, LLC, holds 100% of the Class B Common Stock and a warrant to purchase 15,737,294 additional shares of Class B Common Stock, which, in addition to 24,199 shares of Class A Common Stock held by The William Harwell Lyon Separate Property Trust, provides William H. Lyon with 36.1% of the total voting power of the Company’s outstanding capital stock. As of March 11, 2013, entities affiliated with Paulson hold 21.7% of the Class A Common stock and 15.8% of the Convertible Preferred Stock, which provides Paulson with 10.4% of the total voting power of the Company’s outstanding capital stock. See Item 12 of Part III of this Annual Report, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

On all matters on which the holders of our common stock are entitled to vote, prior to the occurrence of both the Conversion Date and the conversion of all Class) B Common Stock, each share of common stock is entitled to one vote per share, with the exception of our Class B Common Stock, which is entitled to two votes per share. Additionally, prior to the Conversion Date and while any shares of Class B Common Stock remain outstanding, the board of directors will include two directors elected by the holders of Class A Common Stock, two directors elected by the holders of Class B Common Stock and Class D Common Stock, voting together as a class, three directors elected by the holders of Class C Common Stock and Convertible Preferred Stock, voting together as a class, and one director elected by the holders of (i) 66 2/3% of the Class A Common Stock, voting separately as a class, (ii) the majority of the Class B Common Stock, voting separately as a class, and (iii) the majority of the Class C Common Stock and Convertible Preferred Stock, voting together as a separate class. In light of these and other voting rules provided in the Company’s Second Amended and Restated Certificate of Incorporation, or the Certificate of Incorporation, and described in greater detail in Item 10 of Part III of this Annual Report, “Directors, Executive Officers and Corporate Governance—Board of Directors,” Luxor, Paulson and William H. Lyon may be able to prevent other stockholders from influencing certain corporate decisions.

Luxor, Paulson and William H. Lyon may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This ownership concentration may adversely impact the trading of our capital stock because of a perceived conflict of interest that may exist, thereby depressing the value of our capital stock.

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

Under our Certificate of Incorporation, we are authorized to issue 340,000,000 shares of Class A Common Stock; 50,000,000 shares of Class B Common Stock; 120,000,000 shares of Class C Common Stock; 30,000,000 shares of Class D Common Stock; and 80,000,000 shares of preferred stock. As of March 11, 2013, we had (i) 70,121,378 shares of Class A Common Stock issued and outstanding, (ii) 31,464,548 shares of Class B Common Stock issued and outstanding, which can be converted into 31,464,548 shares of Class A Common Stock, (iii) 16,020,338 shares of Class C Common Stock issued and outstanding, which can be converted into 16,020,338 shares of Class A Common Stock, (iv) 5,501,432 shares of Class D Common Stock issued and outstanding, and (v) 77,005,744 shares of Convertible Preferred Stock issued and outstanding, which can be converted into shares of either our Class A Common Stock or Class C Common Stock (depending on the circumstances of the conversion). Accordingly, the Class B Common Stock, Class C Common Stock and Convertible Preferred Stock, if converted, will have a dilutive effect on our outstanding Class A Common Stock and, potentially, on our Class C Common Stock. Further, if we issue additional shares of capital stock in the future and do not issue shares to all then-existing common and/or preferred stockholders in proportion to their interests, the issuance will result in dilution to each stockholder.

Additionally, as of March 11, 2013, there is a warrant outstanding exercisable for an additional 15,737,294 shares of Class B Common Stock. This warrant, if exercised, and if subsequently converted into shares of our Class A Common Stock, would also have a dilutive effect on our Class A Common Stock. As of March 11, 2013, we also have outstanding stock options to purchase 4,757,303 shares of the Company’s Class D Common Stock at an exercise price of $1.05 per share. To the extent these options are exercised, there will be further dilution.

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

Ensuring that we have adequate internal financial and accounting controls and procedures in place to enable the Company to produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. We have begun the process of documenting, reviewing and improving our internal controls and procedures in order to meet the requirements of Section 404 of the Sarbanes-Oxley Act. Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal controls over financial reporting beginning with our annual report for the year ending December 31, 2013. We and our independent auditors will be testing our internal controls pursuant to the requirements of Section 404 of the Sarbanes-Oxley Act and could, as part of that documentation and testing, identify areas for further attention or improvement. Implementing any appropriate changes to our internal controls may require additional personnel, specific compliance training of our directors, officers and employees, entail substantial costs in order to modify our existing accounting systems and require a significant period of time to complete.

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

Provisions in our Certificate of Incorporation and Second Amended and Restated Bylaws, or the Bylaws, may have the effect of delaying or preventing a change of control or changes in our management. Our Certificate of Incorporation and Bylaws include the following provisions:

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

As of March 11, 2013, there were 77,005,744 shares of Convertible Preferred Stock issued and outstanding. Our Convertible Preferred Stock has rights, preferences and privileges senior to our common stock. For instance, the Convertible Preferred Stock ranks senior and prior to the common stock with respect to payment of dividends, redemption payments and rights upon liquidation, dissolution or winding up of the affairs of the Company.

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

Except for voting and dividend rights, the holders of the Convertible Preferred Stock have no rights with respect to the common stock until conversion of their Convertible Preferred Stock, but such stockholders’ investment in the Convertible Preferred Stock may be negatively affected by such events. Even though the holders of the Convertible Preferred Stock vote on an as-converted basis with the holders of the common stock, upon conversion of the Convertible Preferred Stock, holders will be entitled to exercise the rights of a holder of common stock only as to matters for which the record date occurs on or after the applicable conversion date and only to the extent permitted by law, although holders will be subject to any changes in the powers, preferences, or special rights of common stock that may occur as a result of any shareholder action taken before the applicable conversion date.

Other Risks

The Company may not be able to benefit from net operating loss, or NOL carryforwards.

At December 31, 2012, the Company had gross federal and state net operating loss carryforwards totaling approximately $243.8 million and $508.3 million, respectively. Federal net operating loss carryforwards begin to expire in 2028 and state net operating loss carryforwards begin to expire in 2013. In addition, as of December 31, 2012 and 2011, the Company had unused federal and state built-in losses of $42.1 million and $27.9 million, respectively, which expire in 2017. The Company has also has alternative minimum tax (AMT) credit carryforwards of $2.7 million which do not expire. We have fully reserved against our net deferred tax assets, including the NOL carryforward, due to the possibility that we may not have taxable income and the limitations required under the Internal Revenue Code, or IRC, Sections 382 and 383.

Our emergence from Chapter 11 proceedings may limit our ability to offset future U.S. taxable income with tax losses and credits incurred prior to emergence from Chapter 11 bankruptcy proceedings.

In connection with our emergence from Chapter 11 bankruptcy proceedings, we were able to retain a portion of our U.S. net operating loss and tax credit carryforwards, or the “Tax Attributes.” However, Internal Revenue Code, or IRC, Sections 382 and 383 provide an annual limitation with respect to the ability of a corporation to utilize its Tax Attributes against future U.S. taxable income in the event of a change in ownership. Our emergence from Chapter 11 bankruptcy proceedings is considered a change in ownership for purposes of IRC Section 382 and our annual Section 382 limitation is approximately $4.0 million. As a result, our future U.S. taxable income may not be fully offset by the Tax Attributes if such income exceeds our annual limitation, and we may incur a tax liability with respect to such income. In addition, subsequent changes in ownership for purposes of the IRC could further diminish our ability to utilize Tax Attributes.

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

Headquarters

The Company’s corporate headquarters are located at 4490 Von Karman Avenue, Newport Beach, California, which building is owned by two trusts of which William H. Lyon, a director and the Chief Executive Officer of the Company, is the sole beneficiary. The current lease expires in March 2013 and the Company has decided to relocate its corporate office upon expiration of the lease. The Company has entered into a lease for the new location with an unrelated third party. The Company plans to relocate its corporate headquarters to 4695 MacArthur Court, 8th floor, Newport Beach, California, by the end of the second quarter of 2013. The Company leases or owns properties for its division offices, but none of these properties are material to the operation of the Company’s business. For information about properties owned by the Company for use in its homebuilding activities, see Item 1 of Part I of this Annual Report, “Business.”

Item 3.	Legal Proceedings

The Company is involved in various legal proceedings, most of which relate to routine litigation and some of which are covered by insurance. In the opinion of the Company’s management, none of the uninsured claims involves claims which are material and unreserved or will have a material adverse effect on the financial condition of the Company.

Item 4.	Mine Safety Disclosure

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

No Public Market for Capital Stock

At present, there is no established public trading market for any of our capital stock. We intend to have a registered broker-dealer apply to have our capital stock quoted on the Over-the-Counter Bulletin Board. However, we cannot offer any assurance about the development or an active trading market or as to whether the market price of our capital stock will equal or exceed the price paid for them.

Historical Trading of our Common Stock on the New York Stock Exchange and the OTC Bulletin Board

The Company’s predecessor, The Presley Companies, or Presley, was formed in 1956. In 1987, General William Lyon, our Chairman of the Board and Executive Chairman, purchased 100% of the stock of Presley, which subsequently went public in 1991 and was listed on the New York Stock Exchange, or the NYSE, under the symbol “PDC.” In 1999, Presley acquired William Lyon Homes, Inc. and changed its name to William Lyon Homes and its ticker symbol to “WLS.” Our common stock was traded on the NYSE until June 13, 2006. We were taken private by way of a tender offer by General William Lyon. Over-the-counter trading of the Company’s common stock (OTC Pink sheets: WLSM.PK) was also discontinued and the Company continued as a privately held company.

Use of Proceeds

The Company filed a resale shelf registration statement on Form S-1 (File No. 333-183249) with the Securities and Exchange Commission on August 10, 2012, as later amended on December 6, 2012, January 22, 2013, February 8, 2013 and February 12, 2013 (the “Shelf Registration Statement”), pursuant to certain registration rights that the Company granted to certain of its shareholders. The Shelf Registration Statement was declared effective by the Securities and Exchange Commission on February 13, 2013. The selling stockholders covered by the Shelf Registration Statement will receive all of the proceeds from any sale of the capital stock registered thereby and the Company will not receive any proceeds.

Holders

As of March 11, 2013, there are approximately 1,687 holders of record for our Class A Common Stock, one holder of record for our Class B Common Stock and related warrant, twelve holders of record for our Class C Common Stock and thirteen holders of record for our Convertible Preferred Stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The information included under Item 12 of Part III of this Annual Report, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Equity Compensation Plan Information,” is hereby incorporated by reference into this Item 5 of Part II of this Annual Report.

Convertible Common Equity and Warrants

The issued and outstanding 31,464,548 shares of Class B Common Stock, 16,020,338 shares of Class C Common Stock, 5,501,432 shares of Class D Common Stock and 77,005,744 shares of Convertible Preferred Stock are convertible into Class A Common Stock. The issued and outstanding shares of Convertible Preferred Stock are also convertible into Class C Common Stock.

Additionally, the holders of Class B Common Stock hold a warrant to purchase 15,737,294 shares of Class B Common Stock at an exercise price of $2.07 per share. The expiration date of the Class B Warrant is February 24, 2017. As of March 11, 2013, we also have outstanding stock options to purchase 4,757,303 shares of the Company’s Class D common stock at an exercise price of $1.05 per share. To the extent these options are exercised, there will be further dilution.

Dividends

Holders of our Convertible Preferred Stock are entitled to receive cumulative dividends at a rate of 6% per annum consisting of (i) cash dividends at the rate of 4% paid quarterly in arrears, and (ii) accreting dividends accruing at the rate of 2% per annum. With the exception of the dividends to be paid out to holders of our Convertible Preferred Stock, the Company does not intend to declare or pay cash dividends in the foreseeable future. Any determination to pay dividends to holders of our common stock will be at the discretion of our board of directors. The payment of cash dividends is restricted under the terms of the indenture governing California Lyon’s 8.5% Senior Notes due 2020.

Recent Sales of Unregistered Securities; Repurchases of Securities

Other than the sales of unregistered securities that we reported in Quarterly Reports on Form 10-Q or Current Reports on Form 8-K during fiscal year 2012, we did not make any sales of unregistered securities during 2012.

Item 6.	Selected Historical Consolidated Financial Data

The following table sets forth certain of the Company’s historical financial data. The selected historical consolidated financial data as of December 31, 2012 and 2011 and for the period from January 1, 2012 through February 24, 2012, the period from February 25, 2012 through December 31, 2012, and the years ended December 31, 2011, and 2010 has been derived from the Company’s audited consolidated financial statements and the related notes included elsewhere herein. The selected historical consolidated financial data as of December 31, 2010, 2009 and 2008 and for the years ended December 31, 2009 and 2008 has been derived from the Company’s audited financial statements for such years, which are not included herein.

As a result of the consummation of the Prepackaged Joint Plan of Reorganization on February 25, 2012, the Company adopted Fresh Start Accounting in accordance with Accounting Standards Codification No. 852, Reorganizations, or ASC 852. Accordingly, the financial statement information prior to February 25, 2012 is not comparable with the financial statement information for periods on and after February 25, 2012. Unless otherwise stated or the context otherwise requires, any reference hereinafter to the “Successor” reflects the operations of the Company post-emergence from February 25, 2012 through December 31, 2012 and any reference to the “Predecessor” refers to the operations of the Company pre-emergence prior to February 25, 2012.

Upon emergence from the Chapter 11 Cases on February 25, 2012, we adopted fresh start accounting as prescribed under ASC 852 (as defined above), which required us to value our assets and liabilities to their related fair values. In addition, we adjusted our accumulated deficit to zero at the emergence date. Items such as accumulated depreciation, amortization and accumulated deficit were reset to zero. We allocated the reorganization value to the individual assets and liabilities based on their estimated fair values. Items such as accounts receivable, prepaid and other assets, accounts payable, certain accrued liabilities and cash, whose fair values approximated their book values, reflected values similar to those reported prior to emergence. Items such as real estate inventories, property, plant and equipment, certain notes receivable, certain accrued liabilities and notes payable were adjusted from amounts previously reported. Because we adopted fresh start accounting at emergence and because of the significance of liabilities subject to compromise that were relieved upon emergence, the historical financial statements of the Predecessor and the financial statements of the Successor are not comparable. Refer to the notes to our consolidated financial statements included in this Annual Report on Form 10-K for further details relating to fresh start accounting.

You should read this summary in conjunction with the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the historical consolidated financial statements and accompanying notes included elsewhere herein.

	Successor (1)	Predecessor (1)
	Period From	Period From
	February 25,	January 1,
	through	through	Year Ended
	December 31,	February 24,	December 31,
	2012	2012	2011	2010	2009	2008
(in thousands except number of shares and per share data)
Statement of Operations Data:
Revenues
Home sales	$244,610	$16,687	$207,055	$266,865	$253,874	$468,452
Lots, land and other sales	104,325	—	—	17,204	21,220	39,512
Construction services	23,825	8,883	19,768	10,629	34,149	18,114

Total revenues	372,760	25,570	226,823	294,698	309,243	526,078

Operating income (loss)	4,666	(2,684)	(148,015)	(117,843)	(161,301)	(193,859)
Loss before reorganization items and (provision) benefit from income taxes	(4,325)	(4,961)	(171,706)	(135,867)	(122,861)	(163,676)
Reorganization items, net (2)	(2,525)	233,458	(21,182)	—	—	—
Net (loss) income	(6,861)	228,497	(192,898)	(135,455)	(20,953)	(122,084)
Net (loss) income available to common stockholders	$(11,602)	$228,383	$(193,330)	$(136,786)	$(20,525)	$(111,638)

(Loss) income per common share:
Basic and diluted	$(0.11)	$228,383	$(193,330)	$(136,786)	$(20,525)	$(111,638)
Weighted average common shares outstanding:
Basic and diluted	103,037,842	1,000	1,000	1,000	1,000	1,000

Operating Data (including consolidated joint ventures) (unaudited):
Number of net new home orders	956	175	669	650	869	1,221
Number of homes closed	883	67	614	760	915	1,260
Average sales price of homes closed	$277	$249	$337	$351	$278	$372
Cancellation rates	15%	8%	18%	19%	21%	28%
Backlog at end of period, number of homes (3)	406	246	139	84	194	240
Backlog at end of period, aggregate sales value (3)	$115,449	$63,434	$29,329	$30,077	$56,472	$80,750

	Successor (1)	Predecessor (1)
	December 31,	December 31,
	2012	2011	2010	2009	2008
(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$71,075	$20,061	$71,286	$117,587	$67,017
Real estate inventories—Owned	421,630	398,534	488,906	523,336	754,489
Real estate inventories—Not owned	39,029	47,408	55,270	55,270	107,763
Total assets	581,147	496,951	649,004	860,099	1,044,843
Total debt	338,248	563,492	519,731	590,290	670,905
Redeemable convertible preferred stock	71,246	—	—	—	—
Total William Lyon Homes stockholders’ equity (deficit)	62,712	(179,516)	13,814	150,600	171,125

(1)	Successor refers to William Lyon Homes and its consolidated subsidiaries on and after February 25, 2012, or the Emergence Date, after giving effect to: (i) the cancellation of shares of our common stock issued prior to February 25, 2012; (ii) the issuance of shares of new common stock, and settlement of existing debt and other adjustments in accordance with the Prepackaged Joint Plan of Reorganization; and (iii) the application of fresh start accounting. Predecessor refers to William Lyon Homes and its consolidated subsidiaries up to the Emergence Date. In relation to the adoption of fresh start accounting in conjunction with the confirmation of the Plan, the results of operations for 2012 separately present the period from January 1, 2012 through February 24, 2012 as the pre-emergence, predecessor entity and the period from February 25, 2012 through December 31, 2012 as the successor entity. As such, the application of fresh start accounting as described in Note 2 of the “Notes to Consolidated Financial Statements” is reflected in the period from February 25, 2012 through December 31, 2012 and not the period from January 1, 2012 through February 24, 2012. Certain statistics including (i) net new home orders, (ii) average number of sales locations, (iii) backlog, (iv) number of homes closed, (v) homes sales revenue and (vi) average sales price of homes closed are not affected by the fresh start accounting.
(2)	The Company recorded reorganization items of $(2.5) million, $233.5 million and $(21,182) million during the period from February 25, 2012 through December 31, 2012, the period from January 1, 2012 through February 24, 2012, and the year ended December 31, 2011, respectively. See Note 4 of “Notes to Consolidated Financial Statements.”
(3)	Backlog consists of homes sold under pending sales contracts that have not yet closed, some of which are subject to contingencies, including mortgage loan approval and the sale of existing homes by customers. There can be no assurance that homes sold under pending sales contracts will close. Of the total homes sold subject to pending sales contracts as of December 31, 2012, 352 represent homes completed or under construction and 54 represent homes not yet under construction.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of results of operations and financial condition should be read in conjunction with Item 6 of Part II of this Annual Report, “Selected Historical Consolidated Financial Data,” Item 8 of Part II of this Annual Report, “Financial Statements and Supplementary Data,” and other financial information appearing elsewhere in this Annual Report on Form 10-K. As used herein, “on a consolidated basis” means the total of operations in wholly-owned projects and in consolidated joint venture projects.

The Company is primarily engaged in the design, construction and sale of single family detached and attached homes in California, Arizona, Nevada, and Colorado (under the Village Homes brand). The Company conducts its homebuilding operations through five reportable operating segments: Southern California, Northern California, Arizona, Nevada and Colorado. For the year ended December 31, 2012, which includes the “Predecessor” entity from January 1, 2012 through February 24, 2012, and the “Successor” entity from February 25, 2012 through December 31, 2012, or the 2012 Period, on a consolidated basis, which includes results from all five reportable operating segments, the Company had revenues from homes sales of $261.3 million, a 26% increase from $207.1 million for the year ended December 31, 2011, or the 2011 Period. The Company had net new home orders of 1,131 homes in the 2012 period, a 69% increase from 669 in the 2011 period, and the average sales price for homes closed decreased 18% to $275,100 in the 2012 period from $337,200 in the 2011 period.

The Company acquired Village Homes of Denver, Colorado on December 7, 2012, which marked the beginning of the Colorado segment. Financial data included herein as of December 31, 2012, and for the period from February 25, 2012 through December 31, 2012, includes operations of the Colorado segment from December 7, 2012 (date of acquisition) through December 31, 2012.

Comparing the 2011 period to the 2010 period, homebuilding revenues decreased 22% to $207.1 million in the 2011 period from $266.9 million in the 2010 period, the average sales price for homes closed decreased 4% to $337,200 in the 2011 period from $351,100 in the 2010 period and net new home orders increased 3% to 669 in the 2011 period from 650 in the 2010 period. The Company recorded non-cash impairment losses on real estate assets of $128.3 million in the 2011 period and $111.9 million in the 2010 period.

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

On February 10, 2012, the Bankruptcy Court confirmed the Plan. On February 25, 2012, Parent and its subsidiaries consummated the principal transactions contemplated by the Plan, including:

•	the issuance of 44,793,255 shares of Parent’s new Class A Common Stock, $0.01 par value per share, or the Class A Common Stock, and $75 million aggregate principal amount of 12% Senior

Subordinated Secured Notes due 2017, or the Notes, issued by California Lyon, in exchange for the claims held by the holders of the formerly outstanding notes of California Lyon;

•

the amendment of California Lyon’s Prepetition Term Loan Agreement with ColFin WLH Funding, LLC and certain other lenders, or the Amended Term Loan Agreement, which resulted, among other things, in the increase in the principal amount outstanding under the Prepetition Term Loan Agreement, the reduction in the interest rate payable under the Prepetition Term Loan Agreement, and the elimination of any prepayment penalty under the Prepetition Term Loan Agreement;

•

the issuance, in exchange for cash and land deposits of $25 million, of 31,464,548 shares of Parent’s new Class B Common Stock, $0.01 par value per share, or Class B Common Stock, and a warrant to purchase 15,737,294 shares of Class B Common Stock;

•

the issuance of 64,831,831 shares of Parent’s new Convertible Preferred Stock, $0.01 par value per share, or Convertible Preferred Stock, and 12,966,366 shares of Parent’s new Class C Common Stock, $0.01 par value per share, or Class C Common Stock, in exchange for aggregate cash consideration of $60 million; and

•

the issuance of an additional 3,144,000 shares of Class C Common Stock pursuant to an agreement with certain selling stockholders to backstop the offering of shares of Class C Common Stock and shares of Convertible Preferred Stock in connection with the Plan.

Basis of Presentation

The accompanying consolidated financial statements included herein have been prepared under U.S. Generally Accepted Accounting Principles, or U.S. GAAP, and the rules and regulations of the Securities and Exchange Commission, or the SEC, and are presented on a going concern basis, which assumes the Company will be able to operate in the ordinary course of its business and realize its assets and discharge its liabilities for the foreseeable future.

Consequences of Chapter 11 Cases—Debtor in Possession Accounting

Accounting Standards Codification Topic 852-10-45, Reorganizations-Other Presentation Matters, which is applicable to companies in Chapter 11 proceedings, generally does not change the manner in which financial statements are prepared. However, it does require that the financial statements for the periods subsequent to the filing of the Chapter 11 Cases (defined below) distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Amounts that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the statement of operations for the year ended December 31, 2011 and all subsequent periods through the date of emergence. The balance sheet must distinguish pre-petition liabilities subject to compromise from both those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. In addition, cash provided or used by reorganization items must be disclosed separately in the statement of cash flows. The Company applied ASC 852-10-45 effective on December 19, 2011 and is segregating those items as outlined above for all reporting periods subsequent to such date through the date of emergence, as applicable.

The Predecessor consolidated financial statements included in the consolidated financial statements provide for the outcome of the Plan, in particular:

•	pre-petition liabilities, the amounts that will ultimately be allowed for claims or contingencies, or the status and priority thereof;

•	the reorganization items upon confirmation of the reorganization;

•	the fair value of all asset, liability and equity accounts and the effect of any changes that may be made in the capitalization.

In preparing the Consolidated Financial Statements for the Predecessor, we applied ASC Topic 852 Reorganization, or ASC 852, which requires that the financial statements for periods subsequent to the reorganization filing distinguish transactions and events that were directly associated with the reorganization from the ongoing operations of the business. Accordingly, professional fees associated with the Plan, interest income earned during the reorganization process and certain gains and losses resulting from reorganization of our business have been reported separately as reorganization items. In addition, interest expense has been reported only to the extent that it was paid or expected to be paid during the reorganization process or that it is probable that it will be an allowed priority, secured, or unsecured claim under the Plan.

Upon emergence from the reorganization process, we adopted fresh start accounting in accordance with ASC 852. The adoption of fresh start accounting results in our becoming a new entity for financial reporting purposes. Accordingly, the Consolidated Financial Statements on or after February 25, 2012 are not comparable to the Consolidated Financial Statements prior to that date. See Note 2 of “Notes to Consolidated Financial Statements”.

Fresh start accounting requires resetting the historical net book value of assets and liabilities to fair value by allocating the entity’s reorganization value to its assets pursuant to Accounting Standards Codification Topic 805, Business Combinations, or ASC 805, and Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures, or ASC 820. The excess reorganization value over the fair value of tangible and identifiable intangible assets is recorded as goodwill on the Consolidated Balance Sheet. Deferred taxes are determined in conformity with Accounting Standards Codification Topic 740, Income Taxes, or ASC 740. For additional information regarding the impact of fresh start accounting on our Consolidated Balance Sheet as of December 31, 2012, see Note 3 of “Notes to Consolidated Financial Statements.”

Results of Operations

During 2012, the Company has seen an improvement in all of its markets, with an increase in sales absorption rates, an increase in net sales prices, backlog units and an improvement in gross margins. Previous negative trends seem to be improving including (i) stabilizing unemployment rates, which correlate to improved consumer confidence, (ii) decreasing foreclosure activity with decreasing volumes of shadow inventory, (iii) sustained historically low mortgage rates, which is leading to increased homebuyer demand, as well as (iv) better overall economic conditions. The Company strives to optimize the momentum of 2012 and the signs of recovery by increasing prices where appropriate and reducing incentives.

The Company continues to review acquisitions of select land positions where it makes strategic and economic sense to do so, targeting finished lots in core coastal markets, near high employment job centers or transportation corridors. Management also evaluates owned lots and land parcels to determine if values support holding the parcels for future projects or selling projects at current values.

The Company acquired Village Homes of Denver, Colorado on December 7, 2012 which marked the Company’s entry into the Colorado market and the beginning of the Colorado segment. Financial data included herein as of and for the period ended December 31, 2012, includes operations of the Colorado segment from December 7, 2012 (date of acquisition) through December 31, 2012. There were no operations in our Colorado division as of or for the years ended December 31, 2011 and 2010, therefore year over year comparisons are not meaningful (“N/M”) as indicated in the comparative tables below.

In Southern California, net new home orders per average sales location increased to 41.8 during the year ended December 31, 2012 from 30.1 for the same period in 2011. In Northern California, net new home orders per average sales location increased to 62.7 during the 2012 period from 36.8 during the 2011 period. In Arizona, net new home orders per average sales location increased to 138.3 during the year ended December 31, 2012 from 101 for the same period in 2011. In Nevada, net new home orders per average sales location increased to

44.7 during the 2012 period from 18.2 during the 2011 period. In Southern California, the cancellation rate decreased to 15% in the 2012 period compared to 24% in the 2011 period. In Northern California, the cancellation rate increased to 23% in the 2012 period compared to 18% in the 2011 period. In Arizona, the cancellation rate increased to 10% in the 2012 period compared to 7% in the 2011 period. In Nevada, the cancellation rate decreased to 14% in the 2012 period compared to 20% in the 2011 period. In Colorado, the cancellation rate was 10% in the 2012 period with no comparable amount in the 2011 period. The lower overall cancellation rate is due to an increase in the number of highly qualified, credit worthy homebuyers.

The Company experienced increased homebuilding gross margin percentages of 16.6% for the year ended December 31, 2012 compared to 10.9% in the 2011 period particularly impacted by an increase in Northern California’s homebuilding gross margin percentages to 22.2% in the 2012 period compared to 11.1% in the 2011 period. Also contributing to the overall increase, was an increase in Nevada’s homebuilding gross margin percentages to 15.5% in the 2012 period from 9.7% in the 2011 period, an increase in Arizona’s homebuilding gross margin percentages to 13.1% in the 2012 period compared to 11.8% in the 2011 period, and an increase in Southern California’s homebuilding gross margin percentages to 15.9% in the 2012 period from 10.9% in the 2011 period. Colorado’s homebuilding gross margin percentages were 14.9% in the 2012 period with no comparable amount in the 2011 period. The increase in gross margins is primarily related to an increase in absorption, which decreases certain project related costs, and an increase in net sales prices during the year. The increase in gross margins is also attributed to the impact of fresh start accounting which resulted in a net decrease to the cost basis of our properties, which subsequently increased gross margins.

Comparisons of the Year Ended December 31, 2012 to December 31, 2011

On a combined basis, which combines the predecessor and successor entities for the year ended December 31, 2012, revenues from homes sales increased 26% to $261.3 million during the year ended December 31, 2012 compared to $207.1 million during the year ended December 31, 2011. The increase is primarily due to an increase of 55% in homes closed to 950 homes during the 2012 period compared to 614 homes during the 2011 period, offset by a decrease in the average sales price of homes closed to $275,100 in the 2012 period compared to $337,200 in the 2011 period. On a combined basis, the number of net new home orders for the year ended December 31, 2012 increased 69% to 1,131 homes from 669 homes for the year ended December 31, 2011.

The average number of sales locations of the Company decreased to 18 locations for the year ended December 31, 2012 compared to 19 at December 31, 2011. The Company’s number of new home orders per average sales location increased 78% to 62.8 for the year ended December 31, 2012 as compared to 35.2 for the year ended December 31, 2011.

In relation to the adoption of fresh start accounting in conjunction with the confirmation of the Plan, the results of operations for 2012 separately present the period from January 1, 2012 through February 24, 2012 as Predecessor and the period from February 25, 2012 through December 31, 2012 as Successor. As such, the application of fresh start accounting as described in Note 3 of the “Notes to Consolidated Financial Statements” is reflected in the period from February 25, 2012 through December 31, 2012 and not the period from January 1, 2012 through February 24, 2012. The accounts reflected in the tables below, include gross margin percentage, sales and marketing expense, and general and administrative expense, are affected by the fresh start accounting. Certain statistics including (i) net new home orders, (ii) average number of sales locations, (iii) backlog,

(iv) number of homes closed, (v) homes sales revenue and (vi) average sales price of homes closed are not affected by the fresh start accounting. These items are described period over period “on a combined basis”, which combines the predecessor and successor entities for the year ended December 31, 2012.

	Successor	Predecessor	Combined	Predecessor	Increase (Decrease)
	Period from	Period from
	February 25 through	January 1 through	Year Ended
	December 31,	February 24,	December 31,
	2012	2012	2012	2011	Amount	%
Number of Net New Home Orders
Southern California	213	38	251	211	40	19%
Northern California	165	23	188	147	41	28%
Arizona	322	93	415	202	213	105%
Nevada	247	21	268	109	159	146%
Colorado	9	—	9	—	9	N/M

Total	956	175	1,131	669	462	69%

Cancellation Rate			14%	18%	(4%)

Net new home orders in each segment increased period over period primarily attributable to improving market conditions. Excluding our Colorado division which only had sales activity from December 7, 2012 through December 31, 2012, the weekly average sales rates for the period were 1.2 sales per project during the 2012 period compared to 0.7 sales per project during the 2011 period. In Arizona, net new home orders more than doubled from 202 in the 2011 period to 415 in the 2012 period driven by the opening of three new projects in the second quarter of 2012 and an additional three new projects in the fourth quarter of 2012. In Nevada, net new home orders more than doubled from 109 in the 2011 period to 268 in the 2012 period. The increase in net new home orders is due to an improvement in the housing market and overall homebuyer demand. In addition, we have opened new communities in well located areas with strong homebuyer demand. The increase in net new home orders positively impacts the number of homes in backlog, which are homes that will close in future periods. As new home orders and backlog increase, it has a positive impact on revenues and cash flow in future periods.

Cancellation rates during the 2012 period decreased to 14% from 18% during the 2011 period. The change includes a decrease in Southern California’s cancellation rate to 15% in the 2012 period compared to 24% in the 2011 period, a decrease in Nevada’s cancellation rate to 14% in the 2012 period from 20% in the 2011 period, offset by an increase in Northern California’s cancellation rate to 23% in the 2012 period from 18% in the 2011 period and an increase in Arizona’s cancellation rate to 10% in the 2012 period from 7% in the 2011 period. The cancellation rate in Colorado was 10% in the 2012 period, with no comparable amount in the 2011 period. The overall lower cancellation rate is due to an increase in the number of highly qualified, credit worthy customers purchasing homes.

	Successor	Predecessor
	Year Ended December 31,		Increase (Decrease)
	2012	2011	Amount	%
Average Number of Sales Locations
Southern California	6	7	(1)	(14%)
Northern California	3	4	(1)	(25%)
Arizona	3	2	1	50%
Nevada	6	6	—	0%

Total	18	19	(1)	(5%)

The average number of sales locations for the Company decreased to 18 locations for the year ended December 31, 2012 compared to 19 at December 31, 2011. Southern California and Northern California each decreased by one sales location in the 2012 period compared to the 2011 period, while Arizona increased by one sales location and Nevada remained consistent in the 2012 period compared to the 2011 period. As of December 31, 2012, the Colorado division had five sales locations, however it is not included in the table above as there were only operations from December 7, 2012 (date of acquisition) through December 31, 2012.

	Successor	Predecessor
	December 31,		Increase (Decrease)
	2012	2011	Amount	%
Backlog (units)
Southern California	32	22	10	45%
Northern California	28	25	3	12%
Arizona	172	75	97	129%
Nevada	92	17	75	441%
Colorado	82	—	82	N/M

Total	406	139	267	192%

The Company’s backlog at December 31, 2012 increased 192% from 139 units at December 31, 2011 to 406 units at December 31, 2012. The increase is primarily attributable to an increase in net new home orders during the period driven by the Nevada division, which had a 146% increase in net new home orders, which contributed to a 441% increase in backlog, and the Arizona division, which had a 105% increase in net new home orders, which contributed to a 129% increase in backlog. The increase in backlog at year end reflects an increase in the number of homes closed to 950 during the year ended December 31, 2012 from 614 during the year ended December 31, 2011, and a 69% increase in total net new order activity to 1,131 homes during the year ended December 31, 2012 from 669 homes during the year ended December 31, 2011. All divisions continue their strong performance due to increased homebuyer confidence and improvement in all of our markets.

	Successor	Predecessor
	December 31,		Increase (Decrease)
	2012	2011	Amount	%
		(dollars in thousands)
Backlog (dollars)
Southern California	$15,640	$8,148	$7,492	92%
Northern California	8,948	7,125	1,823	26%
Arizona	37,287	10,294	26,993	262%
Nevada	20,487	3,762	16,725	445%
Colorado	33,087	—	33,087	N/M

Total	$115,449	$29,329	$86,120	294%

The dollar amount of backlog of homes sold but not closed as of December 31, 2012 was $115.4 million, up 294% from $29.3 million as of December 31, 2011. The increase during this period reflects a 192% increase in the number of homes in backlog to 406 homes as of December 31, 2012 compared to 139 homes as of December 31, 2011. The increase in the dollar amount of backlog reflects an increase in average sales prices for new home orders. The Company experienced an increase of 35% in the average sales price of homes in backlog to $284,400 as of December 31, 2012 compared to $211,000 as of December 31, 2011. The increase is driven by a higher price point of our actively selling projects in Arizona in three new communities that opened in 2012, as well as an average sales price of homes in backlog in Colorado of $403, 500 with no comparable amount in the year ended December 31, 2011. The increase in the dollar amount of backlog of homes sold but not closed as described above generally results in an increase in operating revenues in the subsequent period as compared to the previous period.

In Southern California, the dollar amount of backlog increased 92% to $15.6 million as of December 31, 2012 from $8.1 million as of December 31, 2011, which is attributable to a 45% increase in the number of homes in backlog in Southern California to 32 homes as of December 31, 2012 compared to 22 homes as of December 31, 2011, and a 19% increase in net new home orders to 251 for the year ended December 31, 2012 compared to 211 homes for the year ended December 31, 2011, and a 32% increase in the average sales price of homes in backlog to $488,800 as of December 31, 2012 compared to $370,400 as of December 31, 2011. In Southern California, the cancellation rate decreased to 15% for the year ended December 31, 2012 from 24% for the year ended December 31, 2011.

In Northern California, the dollar amount of backlog increased 26% to $8.9 million as of December 31, 2012 from $7.1 million as of December 31, 2011, which is attributable to a 12% increase in the number of units in backlog to 28 as of December 31, 2012 from 25 as of December 31, 2011, along with a 12% increase in the average sales price of homes in backlog to $319,600 as of December 31, 2012 compared to $285,000 as of December 31, 2011, as well as a 28% increase in net new home orders in Northern California to 188 homes for the year ended December 31, 2012 compared to 147 homes for the year ended December 31, 2011. In Northern California, the cancellation rate increased to 23% for the year ended December 31, 2012 from 18% for the year ended December 31, 2011.

In Arizona, the dollar amount of backlog increased 262% to $37.3 million as of December 31, 2012 from $10.3 million as of December 31, 2011, which is attributable to a 129% increase in the number of units in backlog to 172 as of December 31, 2012 from 75 as of December 31, 2011, along with a 105% increase in net new home orders in Arizona to 415 homes during the year ended December 31, 2012 compared to 202 homes during the year ended December 31, 2011, and a 58% increase in the average sales price of homes in backlog to $216,800 as of December 31, 2012 compared to $137,300 as of December 31, 2011. In Arizona, the cancellation rate increased to 10% for the year ended December 31, 2012 from 7% for the year ended December 31, 2011.

In Nevada, the dollar amount of backlog increased 445% to $20.5 million as of December 31, 2012 from $3.8 million as of December 31, 2011, which is attributable to a 441% increase in the number of units in backlog to 92 as of December 31, 2012 from 17 as of December 31, 2011, along with a 146% increase in net new home orders in Nevada to 268 homes during the year ended December 31, 2012 compared to 109 homes during the year ended December 31, 2011, and a slight increase in the average sales price of homes in backlog to $222,700 as of December 31, 2012 compared to $221,300 as of December 31, 2011. In Nevada, the cancellation rate decreased to 14% for the year ended December 31, 2012 from 20% for the year ended December 31, 2011.

In Colorado, the dollar amount of backlog was $33.1 million as of December 31, 2012, with no comparable amount as of December 31, 2011.

	Successor	Predecessor	Combined	Predecessor	Increase (Decrease)
	Period from	Period from
	February 25 through	January 1 through	Year Ended
	December 31,	February 24,	December 31,
	2012	2012	2012	2011	Amount	%
Number of Homes Closed
Southern California	228	13	241	223	18	8%
Northern California	170	15	185	141	44	31%
Arizona	291	27	318	135	183	136%
Nevada	181	12	193	115	78	68%
Colorado	13	—	13	—	13	N/M

Total	883	67	950	614	336	55%

During the year ended December 31, 2012, the number of homes closed increased 55% to 950 in the 2012 period from 614 in the 2011 period. The increase in home closings is primarily attributable to an increase in beginning backlog for the period of 65% to 139 units at December 31, 2011 compared to 84 units at December 31, 2010. There was a 136% increase in Arizona to 318 homes closed in the 2012 period compared to 135 homes closed in the 2011 period, a 31% increase in homes closed in Northern California to 185 in the 2012 period from 141 in the 2011 period, and a 68% increase in homes closed in Nevada to 193 in the 2012 period compared to 115 in the 2011 period. Colorado had 13 home closings during the 2012 period, with no comparable activity in the 2011 period.

	Successor	Predecessor	Combined	Predecessor	Increase (Decrease)
	Period from	Period from
	February 25 through	January 1 through	Year Ended
	December 31,	February 24,	December 31,
	2012	2012	2012	2011	Amount	%
		(dollars in thousands)
Home Sales Revenue
Southern California	$99,671	$5,640	$105,311	$110,969	$(5,658)	(5%)
Northern California	54,207	4,250	58,457	54,141	4,316	8%
Arizona	47,989	4,316	52,305	20,074	32,231	161%
Nevada	37,307	2,481	39,788	21,871	17,917	82%
Colorado	5,436	—	5,436	—	5,436	N/M

Total	$244,610	$16,687	$261,297	$207,055	$54,242	26%

The increase in homebuilding revenue of 26% to $261.3 million for the period ending 2012 from $207.1 million for the period ending 2011 is primarily attributable to a 55% increase in the number of homes closed to 950 during the 2012 period from 614 in the 2011 period, offset by an 18% decrease in the average sales price of homes closed to $275,100 during the 2012 period from $337,200 during the 2011 period. The decrease in average home sale price resulted in a $59.0 million decrease in revenue, offset by a $113.2 million increase in revenue attributable to a 55% increase in the number of homes closed.

	Successor	Predecessor	Combined	Predecessor	Increase (Decrease)
	Period from	Period from
	February 25 through	January 1 through	Year Ended
	December 31,	February 24,	December 31,
	2012	2012	2012	2011	Amount	%
Average Sales Price of Homes Closed
Southern California	$437,200	$433,800	$437,000	$497,600	$(60,600)	(12%)
Northern California	318,900	283,300	316,000	384,000	(68,000)	(18%)
Arizona	164,900	159,900	164,500	148,700	15,800	11%
Nevada	206,100	206,800	206,200	190,200	16,000	8%
Colorado	418,200	—	418,200	—	418,200	N/M

Total	$277,000	$249,100	$275,100	$337,200	$(62,100)	(18%)

The average sales price of homes closed for the 2012 period decreased primarily due to a lower price point of our actively selling projects to projects available to first time buyers or first time “move up” buyers. In the Southern California and Northern California segments, the overall average sales price decrease is primarily due to a change in product mix, in which the number of homes closed with a sale price in excess of $500,000 was 153 in the 2011 period and 81 in the 2012 period. The decrease in average sales prices for the period was due to new projects that were released during 2012 with an average sales price of $326,900, which is below the prior period average of $337,200.

	Successor	Predecessor	Predecessor
	Period from	Period from	Year
	February 25 through	January 1 through	Ended
	December 31,	February 24,	December 31,
	2012	2012	2011
Homebuilding Gross Margin Percentage
Southern California	16.1%	11.8%	10.9%
Northern California	22.8%	14.6%	11.1%
Arizona	13.2%	11.6%	11.8%
Nevada	15.7%	12.0%	9.7%
Colorado	14.9%	—	—

Total	16.9%	12.5%	10.9%

Adjusted Homebuilding Gross Margin Percentage	26.2%	20.7%	19.6%

For homebuilding gross margins, the comparison of the Successor entity from February 25, 2012 through December 31, 2012 and the Predecessor entity for the year ended December 31, 2011 are as follows:

•

In Southern California, homebuilding gross margins increased to 16.1% during the 2012 period compared to 10.9% during the 2011 period. Margins were slightly impacted by fresh start accounting on the real estate values, which decreased the cost basis on some properties in the division and increased the cost basis on others, and subsequently increased gross margins by 0.9%. Average sales price of homes closed in Southern California for new projects released during 2012 was $585,400 as compared to prior period average sales price of homes closed of $497,600. In addition, the Company has experienced increases in sales prices and decreases in incentives during 2012.

•

In Northern California, homebuilding gross margins more than doubled to 22.8% in the 2012 period due to (i) the impact of fresh start accounting on the real estate values, which decreased the cost basis in each property in the division, and subsequently increased gross margins by 4.6%, and (ii) cost savings from previously closed out projects. In addition, the Company has experienced increases in sales prices and decreases in incentives during 2012.

•

In Arizona, homebuilding gross margins remained relatively consistent due to the impact of fresh start accounting on the real estate values, which increased the cost basis in each property in the division, and subsequently decreased gross margins by 1.1%, and an 11% increase in average sales price of homes closed. Average sales price of homes closed in Arizona for new projects released during 2012 was $217,000 as compared to prior period average sales price of homes closed of $148,700. In addition, the Company has experienced increases in sales prices and decreases in incentives during 2012.

•

In Nevada, homebuilding gross margins increased 6.0% due to the impact of fresh start accounting on the real estate values, which decreased the cost basis on some properties in the division and increased the cost basis on others, and subsequently increased gross margins by 0.8%, and an increase in average sales prices in Nevada from $190,200 in the 2011 period to $206,100 in the 2012 period. In addition, the Company has experienced increases in sales prices and decreases in incentives during 2012.

•	In Colorado, homebuilding gross margins were 14.9% during the 2012 period, with no comparable amount in the 2011 period.

For homebuilding gross margins, the comparison of the Predecessor entity from January 1, 2012 through February 24, 2012 and the Predecessor entity for the year ended December 31, 2011 are as follows:

•

In Southern California, homebuilding gross margins remained relatively consistent due to a 13% decrease in the average sales price of homes closed of $433,800 in the 2012 period from $497,600 in the 2011 period, offset by a decrease in the average cost per home closed of 14% from $443,500 in the 2011 period to $382,500 in the 2012 period.

•

In Northern California, homebuilding gross margins increased 3.5% in the 2012 period due to a decrease in the average cost per home closed of 29% from $341,400 in the 2011 period to $241,900 in the 2012 period, offset by a 26% decrease in the average sales price of homes closed of $283,300 in the 2012 period from $384,000 in the 2011 period.

•

In Arizona, homebuilding gross margins remained relatively consistent due to an increase in the average cost per home closed of 8% from $131,200 in the 2011 period to $141,100 in the 2012 period, offset by an 8% increase in the average sales price of homes closed to $159,900 in the 2012 period from $148,700 in the 2011 period.

•

In Nevada, homebuilding gross margins increased 2.3% in the 2012 period due to a 9% increase in the average sales price of homes closed of $206,800 in the 2012 period from $190,200 in the 2011 period, offset by an increase in the average cost per home closed of 6% from $171,800 in the 2011 period to $181,900 in the 2012 period.

For the comparison of the Successor entity from February 25, 2012 through December 31, 2012 and the Predecessor entity for the year ended December 31, 2011, adjusted homebuilding gross margin percentage, which excludes previously capitalized interest included in cost of sales, was 26.2% for the 2012 period compared to 19.6% for the 2011 period. The increase was primarily a result of the changes discussed for homebuilding gross margins described previously.

For the comparison of the Predecessor entity from January 1, 2012 through February 24, 2012 and the Predecessor entity for the year ended December 31, 2011, adjusted homebuilding gross margin percentage was 20.7% for the 2012 period compared to 19.6% for the 2011 period.

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

	Successor	Predecessor	Predecessor
	Period from	Period from	Year
	February 25 through	January 1 through	Ended
	December 31,	February 24,	December 31,
	2012	2012	2011
		(dollars in thousands)
Home sales revenue	$244,610	$16,687	$207,055
Cost of home sales	203,203	14,598	184,489

Homebuilding gross margin	41,407	2,089	22,566
Add: Interest in cost of sales	22,728	1,360	18,082

Adjusted homebuilding gross margin	$64,135	$3,449	$40,648

Adjusted homebuilding gross margin percentage	26.2%	20.7%	19.6%

Lots, Land, and Other Sales Revenue

Lots, land and other sales increased to $104.3 million in the 2012 period with no comparable amount in the 2011 period primarily attributable to the sale of a 27-acre parcel in Palo Alto and Mountain View, California for a sales price of $90.0 million in the second quarter of 2012, the sale of 58 lots in Mesa, Arizona for a sales price of $6.5 million in the third quarter of 2012, the sale of 40 lots in Elk Grove, California for a sales price of $2.8 million in the third quarter of 2012, and the sale of 84 lots in Peoria, Arizona for a sales price of $4.2 million in the fourth quarter of 2012. As a result of the sales described above, cost of sales – lots, land and other increased to $94.8 million, which includes adjustments to land basis for fresh start accounting, in the 2012 period compared to a negligible amount in the 2011 period.

Construction Services Revenue

Construction services revenue, which was all recorded in Southern California and Northern California, was $23.8 million for the period from February 25, 2012 through December 31, 2012, and $8.9 million for the period from January 1, 2012 through February 24, 2012 compared with $19.8 million in the 2011 period. The increase is primarily due to an increase in the number of construction services projects in the 2012 period, compared to the 2011 period. In Northern California, the Company started construction on one project which contributed approximately $14.4 million in the 2012 period. See Note 1 of “Notes to Consolidated Financial Statements” for further discussion.

Impairment Loss on Real Estate Assets

	Successor	Predecessor	Predecessor
	Period from	Period from	Year
	February 25 through	January 1 through	Ended
	December 31,	February 24,	December 31,
	2012	2012	2011
		(in thousands)
Land under development and homes completed and under construction
Southern California	$—	$—	$17,962
Northern California	—	—	2,074
Arizona	—	—	10,650
Nevada	—	—	4,149

Total	$—	$—	$34,835
Land held for future development or sold
Arizona	—	—	76,957
Nevada	—	—	16,522

Total	—	—	93,479

Total impairment loss on real estate assets	$—	$—	$128,314

The Company evaluates homebuilding assets for impairment when indicators of impairments are present. Indicators of potential impairment include, but are not limited to, a decrease in housing market values, sales absorption rates, and sales prices. On February 24, 2012, the Company adopted fresh start accounting under ASC 852, Reorganizations, and recorded all real estate inventories at fair value. Subsequent to February 24, 2012 and throughout each quarter of 2012, there were no indicators of impairment, as sales prices and sales absorption rates have improved and incentives have decreased. For the 2012 period, there were no impairment charges recorded.

During the year ended December 31, 2011, the Company recorded impairment loss on real estate assets of $128.3 million. The impairment loss related to land under development and homes completed and under construction recorded during the year ended December 31, 2011, resulted from (i) in certain projects, a decrease in home sales prices related to increased incentives and (ii) a decrease in sales absorption rates which increased the length of time of the project and increased period costs related to the project. During 2011, the Company updated project budgets and cash flows of each real estate project on a quarterly basis to determine whether the estimated remaining undiscounted future cash flows of the project are more or less than the carrying amount (net book value) of the asset. If the undiscounted cash flows were more than the net book value of the project, then there was no impairment. If the undiscounted cash flows were less than the net book value of the asset, then the asset was deemed to be impaired and was written-down to its fair value. During the 2011 period, the Company adjusted discount rates to a range of 18% to 22%.

The impairment loss related to land held for future development or sold during the year ended December 31, 2011, resulted from the reduced value of the land in the project. The Company values land held for future development using, (i) projected cash flows with the strategy of selling the land, on a finished or unfinished basis, or building out the project, (ii) recent, legitimate offers received, (iii) prices for land in recent comparable sales transactions, and other factors. In addition, the Company may use appraisals to best determine the as-is value. The Company continues to evaluate land values to determine whether to hold for development or to sell at current prices, which may lead to additional impairment on real estate assets.

Sales and Marketing Expense

	Successor	Predecessor	Predecessor
	Period from	Period from	Year
	February 25 through	January 1 through	Ended
	December 31,	February 24,	December 31,
	2012	2012	2011
		(in thousands)
Sales and Marketing Expense
Homebuilding
Southern California	$5,796	$942	$8,480
Northern California	2,732	463	4,227
Arizona	2,805	260	1,318
Nevada	2,291	279	2,823
Colorado	304	—	—

Total	$13,928	$1,944	$16,848

For the comparison of the Successor entity from February 25, 2012 through December 31, 2012 and the Predecessor entity for the year ended December 31, 2011, sales and marketing expense as a percentage of homebuilding revenue decreased to 5.7% in the 2012 period compared to 8.1% in the 2011 period. This is primarily attributable to a decrease in advertising expense to $2.9 million in the 2012 period compared to $5.8 million in the 2011 period, due to cost reduction efforts to use more economically efficient platforms for advertising. Such decrease is partially offset by an increase in commission expense to $9.5 million in the 2012 period from $7.9 million in the 2011 period, due to a 55% increase in home closings in the 2012 period.

For the comparison of the Predecessor entity from January 1, 2012 through February 24, 2012 and the Predecessor entity for the year ended December 31, 2011, sales and marketing expense as a percentage of revenue increased to 11.6% in the 2012 period compared to 8.1 % in the 2011 period. This is primarily attributable to the cost of operating the sales models and base sales person compensation incurred on a monthly basis relative to the respective revenue in each period.

General and Administrative Expense

	Successor	Predecessor	Predecessor
	Period from	Period from	Year
	February 25 through	January 1 through	Ended
	December 31,	February 24,	December 31,
	2012	2012	2011
		(in thousands)
General and Administrative Expense
Homebuilding
Southern California	$3,540	$707	$3,665
Northern California	1,098	222	1,388
Arizona	2,102	318	1,884
Nevada	2,114	357	2,349
Colorado	235	—	—
Corporate	17,006	1,698	13,125

Total	$26,095	$3,302	$22,411

For the comparison of the Successor entity from February 25, 2012 through December 31, 2012 and the Predecessor entity for the year ended December 31, 2011, general and administrative expense as a percentage of homebuilding revenues, remained consistent at 10.7% in the 2012 period and 10.8% in the 2011 period, reflecting the impact of higher housing revenues in the current period, partially offset by $3.7 million in stock based compensation expense recorded in the fourth quarter of 2012.

For the comparison of the Predecessor entity from January 1, 2012 through February 24, 2012 and the Predecessor entity for the year ended December 31, 2011, general and administrative expense as a percentage of homebuilding revenues increased to 19.8% in the 2012 period compared to 10.8% in the 2011 period. This is primarily attributable to the fixed costs of salaries and benefits incurred on a monthly basis relative to the respective revenue in each period.

Other Items

Combined other operating costs remained relatively consistent at $3.1 million in the 2012 period compared to $4.0 million in the 2011 period.

Equity in income of unconsolidated joint ventures was $0 in the 2012 period compared to income of $3.6 million during the 2011 period. The income during the 2011 period was primarily due to the sale of the Company’s interest in one of its unconsolidated joint ventures.

During the period from February 25, 2012 through December 31, 2012, and the period from January 1, 2012 through February 24, 2012, the Company incurred interest of $30.5 million, and $7.1 million, respectively. During the period from February 25, 2012 through December 31, 2012, and the period from January 1, 2012 through February 24, 2012, the Company capitalized interest of $21.4 million, and $4.6 million, respectively. During the period from February 25, 2012 through December 31, 2012, and the period from January 1, 2012 through February 24, 2012, the Company recorded $9.1 million, and $2.5 million, respectively, of interest expense. During the 2011 period, the Company incurred interest related to its outstanding debt of $61.4 million, of which $36.9 million was capitalized, resulting in net interest expense of $24.5 million. The decrease in interest expense in the 2012 period as compared to the 2011 period is primarily attributable to the lower interest rate and reduced outstanding debt obtained as a result of the debt restructuring in the 2012 period.

Reorganization Items

During the period from January 1, 2012 through February 24, 2012, the Company recorded reorganization items of $233.5 million associated with or resulting from the reorganization and restructuring of the business. During the period from February 25, 2012 through December 31, 2012, the Company incurred reorganization costs of $2.5 million for legal and professional fees. The Company incurred reorganization costs of $21.2 million for legal and professional fees during the year ended December 31, 2011.

Noncontrolling Interest

For the comparison of the Successor entity from February 25, 2012 through December 31, 2012 and the Predecessor entity for the year ended December 31, 2011, net income attributable to noncontrolling interest increased to income of $2.0 million in the 2012 period compared to income of $0.4 million in the 2011 period. The change is primarily due to an increase in the numbers of homes closed in consolidated joint ventures to 45 in the 2012 period from 29 in the 2011 period.

Preferred Stock Dividends

The preferred stock dividends were $2.7 million in the 2012 period with no comparable amount in the 2011 period due to the issuance of preferred stock in conjunction with the Company’s reorganization.

Income Taxes

Income taxes are accounted for under the provisions of Financial Accounting Standards Board ASC 740, Income Taxes, using an asset and liability approach. Deferred income taxes reflect the net effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating loss and tax credit carryforwards measured by applying currently enacted tax laws. A valuation allowance is provided to reduce net deferred tax assets to an amount that is more likely than not to be realized. In 2012 and 2011, the Company only paid $11,000 and $10,000, respectively, in minimum tax payments for the year.

Net (Loss) Income Attributable to William Lyon Homes

Net income includes reorganization items of approximately $233.5 million for the period from January 1, 2012 through February 24, 2012 which primarily consists of a gain of approximately $298.8 million which resulted from cancellation of debt. The overall gain was partially offset by approximately $49.3 million in adjustments related to plan implementation and fresh start adjustments, approximately $7.8 million in professional fees, and approximately $8.3 million of debt financing cost write-off. For the period from February 25, 2012 through December 31, 2012, net loss includes reorganization items of $2.5 million which consist of professional fees relating to the restructure. As a result of the foregoing factors, net (loss) income attributable to William Lyon Homes for the period from February 25, 2012 through December 31, 2012, and the period from January 1, 2012 through February 24, 2012, was a net loss of $8.9 million, and net income of $228.4 million, respectively, compared to net loss for the year ended December 31, 2011 of $193.3 million.

Lots Owned and Controlled

The table below summarizes the Company’s lots owned and controlled as of the periods presented:

	Successor	Predecessor	Increase (Decrease)
	December 31,
	2012	2011	Amount	%
Lots Owned
Southern California	1,114	713	401	56%
Northern California	259	767	(508)	(66%)
Arizona	6,082	6,194	(112)	(2%)
Nevada	2,884	2,676	208	8%
Colorado	254	—	254	N/M

Total	10,593	10,350	243	2%

Lots Controlled(1)
Southern California	96	114	(18)	(16%)
Northern California	674	—	674	100%
Colorado	479	—	479	N/M

Total	1,249	114	1,135	996%

Total Lots Owned and Controlled	11,842	10,464	1,378	13%

(1)	Lots controlled may be purchased by the Company as consolidated projects or may be purchased by newly formed joint ventures.

Total lots owned and controlled has increased 13% to 11,842 lots owned and controlled at December 31, 2012 from 10,464 lots at December 31, 2011. The increase is primarily due to certain lot acquisitions during the period, and the lots acquired through the purchase of Village Homes in December 2012, offset by the closing of 950 homes during the 2012 period.

Comparisons of Years Ended December 31, 2011 and 2010

On a consolidated basis, homes sales revenue decreased $59.8 million to $207.1 million during the year ended December 31, 2011 compared to $266.9 million for the year ended December 31, 2010. The decrease is primarily attributable to a decrease in homes closed of 19% to 614 homes for the year ended December 31, 2011 from 760 homes for the year ended December 31, 2010 and a decrease in average sales price of 4% to $337,200 in the year ended December 31, 2011, from $351,100 in the year ended December 31, 2010. The number of net new home orders for the year ended December 31, 2011 increased 3% to 669 homes from 650 homes for the year ended December 31, 2010. The cancellation rate of buyers who contracted to buy a home but did not close escrow at the Company’s projects was approximately 18% during 2011 and 19% during 2010. The inventory of completed and unsold homes was 73 homes as of December 31, 2011, compared to 107 homes as of December 31, 2010.

On a consolidated basis, the backlog of homes sold but not closed as of December 31, 2011 was 139 homes, up 65% from 84 homes as of December 31, 2010. Homes in backlog are generally closed within three to six months. The dollar amount of backlog of homes sold but not closed on a consolidated basis as of December 31, 2011 was $29.3 million, down 2% from $30.1 million as of December 31, 2010.

The Company’s average number of sales locations increased for the year ended December 31, 2011 to 19, up 6% from 18 for the year ended December 31, 2010. The Company’s number of new home orders per average sales location decreased to 35.2 for the year ended December 31, 2011 from 36.1 for the year ended December 31, 2010.

The Company’s operations are historically seasonal, with the highest new order activity in the spring and summer, which is impacted by the timing of project openings and competition in surrounding projects, among other factors. In addition, the Company’s home deliveries typically occur in the third and fourth quarter of each fiscal year, based on the construction cycle times of our homes between three and six months. As a result, the Company’s revenues, cash flow and profitability are higher in that same period.

	Year Ended December 31,		Increase (Decrease)
	2011	2010	Amount	%
Number of Net New Home Orders
Southern California	211	369	(158)	(43)%
Northern California	147	114	33	29%
Arizona	202	90	112	124%
Nevada	109	77	32	42%

Total	669	650	19	3%

Cancellation Rate	18%	19%	(1)%

Three of the Company’s homebuilding segments experienced increases in net new home orders during the year ended December 31, 2011, primarily attributable to stabilized market conditions. However, the Company’s Southern California segment experienced a decrease in new home orders during this same period, due to slowing absorption in the markets in which the Company operates. The weekly average sales rates for the period were 0.7 sales per project during the 2011 period compared to 0.7 sales per project during the 2010 period. The increase in net new home orders positively impacts the number of homes in backlog, which are homes we will close in future periods. As new home orders and backlog increase, it has a positive impact on revenue and cash flow in future periods. The increase in the Company’s new home orders is driven by significant improvement in Arizona. New home orders during the 2010 period were 90 from three sales locations compared to 202 during the 2011 period from two sales locations. The increase is due to increased consumer confidence and diminished shadow foreclosure inventory, which has yielded stabilized prices.

Cancellation rates during the year ended December 31, 2011 decreased to 18% in the 2011 period from 19% during the 2010 period. The decline resulted from a decrease in the cancellation rate in two of the Company’s homebuilding segments. Northern California decreased to 18% in the 2011 period compared to 23% in the 2010 period, Arizona decreased to 7% in the 2011 period from 15% in the 2010 period, Southern California increased to 24% in the 2011 period from 19% in the 2010 period and Nevada increased to 20% in the 2011 period from 14% in the 2010 period. The decrease in cancellation rates, period over period, is an indication of an increase in home buyer confidence and stabilization in the Company’s markets.

	Year Ended December 31,		Increase (Decrease)
	2011	2010	Amount	%
Average Number of Sales Locations
Southern California	7	7	—	—
Northern California	4	5	(1)	(20)%
Arizona	2	3	(1)	(33)%
Nevada	6	3	3	100%

Total	19	18	1	6%

The average number of sales locations in Southern California remained consistent with the prior year. However, the Southern California homebuilding segment had final deliveries and project close out in three projects and commenced selling in three new projects during the year. The average number of sales locations in Northern California and Arizona decreased by one in each segment, due to final deliveries and project close out.

Nevada gained three additional sales locations on average due to the reintroduction of sales of two suspended projects and the addition of one newly acquired project during the year.

	December 31,		Increase (Decrease)
	2011	2010	Amount	%
Backlog (units)
Southern California	22	34	(12)	(35)%
Northern California	25	19	6	32%
Arizona	75	8	67	838%
Nevada	17	23	(6)	(26)%

Total	139	84	55	65%

The Company’s backlog at December 31, 2011 increased 65% from levels at December 31, 2010, primarily resulting from a significant increase in the number of net new home orders in Arizona. The increase in backlog during this period reflects an increase in net new order activity in Arizona of 124% to 202 homes in the 2011 period compared to 90 homes in the 2010 period in addition to a decrease in the number of homes closed companywide by 19% to 614 in the 2011 period from 760 in the 2010 period. The increase in backlog is driven by the significant improvement in Arizona. The Arizona division had 202 new home orders during the 2011 period, offset by 135 closings, increasing backlog from 8 units as of December 31, 2010 to 75 units as of December 31, 2011.

	December 31,		Increase (Decrease)
	2011	2010	Amount	%
	(Dollars in thousands)
Backlog
Southern California	$8,148	$16,726	$(8,578)	(51)%
Northern California	7,125	8,184	(1,059)	(13)%
Arizona	10,294	995	9,299	935%
Nevada	3,762	4,172	(410)	(10)%

Total	$29,329	$30,077	$(748)	(2)%

The dollar amount of backlog of homes sold but not closed on a consolidated basis as of December 31, 2011 was $29.3 million, slightly down from $30.1 million as of December 31, 2010. The slight decrease in dollar amount of backlog during this period reflects: (i) a decrease in the average sales price of homes in backlog to $211,000 as of December 31, 2011 compared to $358,000 as of December 31, 2010, which was driven by the number of homes in backlog in the Arizona division of 75, with an average price in backlog of $137,000 as of the 2011 period, compared to eight with an average price in backlog of $124,000 in the 2010 period, and (ii) an increase in the number of homes in backlog to 139 homes in the 2011 period compared to 84 in the 2010 period. In addition, the Company’s product mix continues to shift, with five homes, or 4% of total homes in backlog greater than $500,000 per unit at December 31, 2011, compared to 28 homes, or 33% in backlog greater than $500,000 per unit at December 31, 2010.

In Southern California, the dollar amount of backlog decreased 51% to $8.1 million as of December 31, 2011 from $16.7 million as of December 31, 2010, which is attributable to a 43% decrease in net new home orders in Southern California to 211 homes in the 2011 period compared to 369 homes in the 2010 period in addition to a decrease in the number of closings from 493 in the 2010 period to 223 in the 2011 period. In Southern California, the cancellation rate increased to 24% for the period ended December 31, 2011 compared to 19% for the period ended December 31, 2010.

In Northern California, the dollar amount of backlog decreased 13% to $7.1 million as of December 31, 2011 from $8.2 million as of December 31, 2010, which is attributable to a 34% decrease in the average sales price of homes in backlog to $285,000 as of December 31, 2011 compared to $430,700 as of December 31, 2010. However, homes in backlog increased 32% to 25 homes for the period ended December 31, 2011 from 19 homes for the same period ending 2010, primarily attributable to a 29% increase in the number of new orders to 147 in 2011 compared to 114 in 2010. In Northern California, the cancellation rate decreased to 18% for the period ended December 31, 2011 from 23% for the period ended December 31, 2010.

In Arizona, the dollar amount of backlog increased tenfold to $10.3 million as of December 31, 2011 from $1.0 million as of December 31, 2010, which is attributable to an eightfold increase in the number of homes in backlog to 75 homes at December 31, 2011 from 8 homes at December 31, 2010 and to a 10% increase in the average sales price of homes in backlog to $137,300 as of December 31, 2011 compared to $124,400 as of December 31, 2010. In Arizona, the cancellation rate decreased to 7% for the period ended December 31, 2011 from 15% for the period ended December 31, 2010.

In Nevada, the dollar amount of backlog decreased 10% to $3.8 million as of December 31, 2011 from $4.2 million as of December 31, 2010, which is attributable to a 26% decrease in homes in backlog to 17 homes at December 31, 2011 from 23 homes at December 31, 2010 offset by a 22% increase in the average sales price of homes in backlog to $221,300 as of December 31, 2011 compared to $181,400 as of December 31, 2010. In Nevada, the cancellation rate increased to 20% for the period ended December 31, 2011 from 14% for the period ended December 31, 2010.

The decrease in the dollar amount of backlog of homes sold but not closed as described above generally results in a reduction in operating revenues in the subsequent period as compared to the previous period. Revenue from sales of homes decreased 22% to $207.1 million during the period ended December 31, 2011 from $266.9 million during the period ended December 31, 2010. A decrease in homebuilding revenues on a project basis is a potential indicator for impairment. If market prices and home values decrease in certain of the Company’s projects and cancellation rates increase in the future, the Company’s revenue and liquidity would likely be negatively impacted.

	Year Ended December 31,		Increase (Decrease)
	2011	2010	Amount	%
Number of Homes Closed
Southern California	223	493	(270)	(55)%
Northern California	141	101	40	40%
Arizona	135	99	36	36%
Nevada	115	67	48	72%

Total	614	760	(146)	(19)%

During the year ended December 31, 2011, the number of homes closed decreased 19% to 614 during the 2011 period from 760 in the 2010 period. The decrease was primarily driven by the completion and closeout of two larger projects in the Southern California segment in 2011, which had 145 closings in 2010 compared to 39 in 2011. The decrease in closings in the 2011 period for Southern California is related to decreased absorption rates at its projects as net new home orders decreased 43% on the same number of average sales locations. All three of the other divisions had an increase in home closings, related to an increase in net new home orders of 40% in Northern California, 36% in Arizona and 72% in Nevada.

	Year Ended December 31,		Increase (Decrease)
	2011	2010	Amount	%
	(Dollars in thousands)
Home Sales Revenue
Southern California	$110,969	$195,613	$(84,644)	(43)%
Northern California	54,141	38,891	15,250	39%
Arizona	20,074	16,595	3,479	21%
Nevada	21,871	15,766	6,105	39%

Total	$207,055	$266,865	$(59,810)	(22)%

The decrease in homebuilding revenue of 22%, or $59.8 million, to $207.1 million during the year ended December 31, 2011 from $266.9 million during the year ended December 31, 2010 is attributable to (i) a decrease in average sales prices of homes closed of 4%, or $13,900 per unit, which contributed to $10.6 million of the decrease and (ii) a 19% decrease in closings, or 146 units, which contributed to $49.2 million of the decrease.

	Year Ended December 31,		Increase (Decrease)
	2011	2010	Amount	%
Average Sales Price of Homes Closed
Southern California	$497,600	$396,800	$100,800	25%
Northern California	384,000	385,100	(1,100)	(0)%
Arizona	148,700	167,600	(18,900)	(11)%
Nevada	190,200	235,300	(45,100)	(19)%

Total	$337,200	$351,100	$(13,900)	(4)%

The average sales price of homes closed during the year ended December 31, 2011 decreased 4% to $337,200 compared to $351,100 in 2010, particularly driven by an increase in Southern California of $100,800 per unit, offset by a decrease in Arizona and Nevada. The increase in Southern California was driven by product mix, due to the Company strategically closing out of projects in the Inland Empire sub-market of Southern California, which projects delivered 193 units in 2010 at sales prices ranging from $208,000 to $408,000, with 1 unit being delivered in 2011. In Arizona, average sales prices for homes closed decreased in the 2011 period due to strategic price decreases, in an attempt to increase absorption rates. The price ranges of homes closed in 2010 ranged from $121,000 to $200,000 and in 2011 the price ranges decreased to $104,000 to $181,000 on the same communities. In Nevada, average sales prices decreased as result of strategic price decreases in an attempt to spur absorption rates.

	Year Ended December 31,		Increase (Decrease)
	2011	2010
Homebuilding Gross Margin Percentage
Southern California	10.9%	14.6%	(3.7)%
Northern California	11.1%	22.3%	(11.2)%
Arizona	11.8%	4.9%	6.9%
Nevada	9.7%	19.7%	(10.0)%

Total	10.9%	15.4%	(4.5)%

Homebuilding gross margin percentage during the year ended December 31, 2011 decreased to 10.9% from 15.4% during the year ended December 31, 2010, which is primarily attributable to a decrease in the average sales price of homes closed of 4% from $351,100 in the 2010 period to $337,200 in the 2011 period in addition to 1% increase in the average cost of homes closed from $297,000 in the 2010 period to $300,500 in the 2011 period.

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

Lots, Land and Other

Land sales revenue was $17.2 million during the year ended December 31, 2010, with no comparable amount for the year ended December 31, 2011. As part of an opportunistic land sale, in June 2010, the Company sold land in Santa Clara County and generated a net profit of $2.9 million. The Company determined that the best economic value to the Company of these lots was to sell them in their current condition as opposed to holding the lots and eventually building and selling homes. The Company continues to evaluate its options and the marketplace with respect to developing lots.

During the year ended December 31, 2011, the Company recorded a loss of $4.2 million compared to a loss of $3.2 million during the 2010 period. Included in these amounts are the write-off of land deposits and pre-acquisition costs of $0.3 million and $6.0 million, respectively. The write-off of land deposits and pre-acquisition costs of $6.0 million in 2010 are attributable to projects where the value of the land was less than the contracted price. Management of the Company determined that the remaining purchase prices of the lots in the arrangements were priced above current market values.

Construction Services Revenue

Construction services revenue, which is all recognized in Southern California and Northern California, was $19.8 million during the year ended December 31, 2011, compared with $10.6 million in the 2010 period. The increase is due to an increase in the number of construction services projects from four in the 2010 period to five in the 2011 period, which contributed an incremental $9.1 million in revenue during the 2011 period.

Impairment Loss on Real Estate Assets

	Year Ended December 31,		Increase (Decrease)
	2011	2010
	(in thousands)
Impairment Loss on Real Estate Assets
Land under development and homes completed and under construction
Southern California	$17,962	$70,801	$(52,839)
Northern California	2,074	3,103	(1,029)
Arizona	10,650	6,293	4,357
Nevada	4,149	—	4,149

Total	$34,835	$80,197	$(45,362)

Land held for future development or sold
Arizona	76,957	16,116	60,841
Nevada	16,522	15,547	975

Total	93,479	31,663	61,816

Total Impairment Loss on Real Estate Assets	$128,314	$111,860	$16,454

During the year ended December 31, 2011, the Company recorded impairment loss on real estate assets of $128.3 million, compared to $111.9 million during the year ended December 31, 2010.

The impairment loss related to land under development and homes completed and under construction recorded during the year ended December 31, 2011, resulted from (i) in certain projects, a decrease in home sales prices related to increased incentives and (ii) a decrease in sales absorption rates which increased the length of time of the project and increased period costs related to the project. The Company updates project budgets and cash flows of each real estate project on a quarterly basis to determine whether the estimated remaining undiscounted future cash flows of the project are more or less than the carrying amount (net book value) of the asset. If the undiscounted cash flows are more than the net book value of the project, then there is no impairment. If the undiscounted cash flows are less than the net book value of the asset, then the asset is deemed to be impaired and is written-down to its fair value. During the 2011 period, the Company adjusted discount rates to a range of 18% to 22% from a range of 21% to 29% during the 2010 period. During the 2011 period, the Company decreased discount rates due to (i) a decrease in the Company’s cancellation rate to 18% in the 2011 period from 19% in the 2010 period and (ii) an increase in the number of homes in backlog to 139 homes as of December 31, 2011 compared to 84 homes as of December 31, 2010.

The Company engaged a third-party valuation firm to assist with the analysis of the fair value of the entity, and respective assets and liabilities in connection with its reorganization. Since the valuation was completed near December 31, 2011, management used such valuation to evaluate the book value as of December 31, 2011.

The impairment loss related to land under development and homes completed and under construction incurred during the year ended December 31, 2010, resulted from (i) a decrease in certain projects in home sales prices related to increased incentives, (ii) increased future costs in certain projects for outside broker expense and sales and marketing expense, (iii) the decision by the Company in certain projects to cancel certain land option agreements to purchase lots in projects where sales were deteriorating and the underlying value of the land to be purchased was less than the purchase price using a residual land value approach, (iv) the need in certain projects to preserve the liquidity of the Company and, therefore, canceling certain land option agreements, and (v) the renegotiations in certain other projects of the land purchase schedule for land under option, to delay the required purchases, to allow markets to recover, and reduce the amount of lots to be purchased over time. The extended time of the projects increased carrying costs that lead to the future undiscounted cash flows of the projects being less than the current book value of the land. During the 2010 period, the Company increased discount rates to a range of 21% to 29%. These rates resulted from a full year of interest incurred on the Senior Secured Term Loan due 2014, or the Old Term Loan, of 14%. During the 2009 period, the Company increased the discount rates used in the estimated discounted cash flow assessments to a range of 19% to 27%. These rates resulted from an increase in the leverage component of our discount rate related to the interest cost on the Old Term Loan and a decrease in risk-related discount rates in California projects due to improving market conditions, including: (i) a decrease in the cancellation rate for the Company at 19% in the 2010 period compared to 21% in the 2009 period, (ii) an increase of 1.9% in the Company’s gross margin percentage and (iii) an increase in the number of net home orders per sale location from 34.8 in the 2009 period to 36.1 in the 2010 period.

The impairment loss related to land held for future development or sold incurred during the years ended December 31, 2011 and 2010, resulted from the reduced value of the land in the project. The Company values land held for future development using (i) projected cash flows with the strategy of selling the land on a finished or unfinished basis, or building out the project, (ii) considering recent, legitimate offers received, and (iii) prices for land in recent comparable sales transactions, among other factors. In addition, the Company may use appraisals to best determine the as-is value. The Company continues to evaluate land values to determine whether to hold for development or to sell at current prices, which may lead to additional impairment on real estate assets.

Sales and Marketing Expenses

	Year Ended December 31,		Increase (Decrease)
	2011	2010	Amount	%
	(Dollars in thousands)
Sales and Marketing Expenses
Homebuilding
Southern California	$8,480	$12,582	$(4,102)	(33)%
Northern California	4,227	4,247	(20)	0%
Arizona	1,318	1,207	111	9%
Nevada	2,823	1,710	1,113	65%

Total	$16,848	$19,746	$(2,898)	(15)%

Sales and marketing expenses decreased $2.9 million to $16.8 million in the 2011 period from $19.7 million in the 2010 period primarily due to a decrease of $1.5 million in direct selling expenses, including a decrease of $1.3 million in salaries and commissions paid in 2011 as compared to 2010, and a decrease of $0.3 million in seller closing costs and referral fees in 2011 as compared to 2010 due to the decrease in units closed in 2011 as compared to 2010. In addition, advertising costs decreased $1.0 million, due to the opening of fewer new model complexes in 2011 as compared to 2010. Sales and marketing expenses as a percentage of homebuilding revenue remained relatively consistent at 8.1% and 7.4% for the period ended December 31, 2011 and 2010, respectively, as there was a decrease in both sales and marketing expenses and homebuilding revenues.

General and Administrative Expenses

	Year Ended December 31,		Increase (Decrease)
	2011	2010	Amount	%
	(Dollars in thousands)
General and Administrative Expenses
Homebuilding
Southern California	$3,665	$5,093	$(1,428)	(28)%
Northern California	1,388	2,960	(1,572)	(53)%
Arizona	1,884	2,568	(684)	(27)%
Nevada	2,349	2,651	(302)	(11)%
Corporate	13,125	11,857	1,268	11%

Total	$22,411	$25,129	$(2,718)	(11)%

General and administrative expenses decreased $2.7 million, or 11%, in the 2011 period to $22.4 million from $25.1 million in the 2010 period. In 2010, the Company incurred $2.1 million in outside services expense in connection with the Old Term Loan, which is included in general and administrative expenses. In addition to the $2.1 million decrease in general and administrative expenses relating to outside services in connection with the Old Term Loan, the additional decrease in general and administrative expenses in 2011 reflects the Company’s overhead costs savings measures taken during the year. The bonus expense incurred in the 2010 and 2011 periods was a decision by management to award bonuses to employees in order to encourage employee retention and reward individual employee performance. General and administrative expense as a percentage of homebuilding revenue increased slightly to 10.8% for the period ended December 31, 2011 from 9.4% for the period ended December 31, 2010, as there was a decrease in both general and administrative expenses and homebuilding revenues.

Other Items

Other operating costs increased to $4.0 million in the 2011 period compared to $2.7 million in the 2010 period. The increase is due to the increase in property tax expense incurred as a period expense on projects in which development was temporarily suspended. The Company incurred $1.8 million in the 2011 period, compared to $1.6 million in the 2010 period. In addition, operating losses realized by golf course operations decreased to $1.0 million in the 2011 period from $1.1 million in the 2010 period.

Equity in income from unconsolidated joint ventures increased to $3.6 million in the 2011 period compared to income of $0.9 million in the 2010 period, primarily due to the sale of the Company’s interest in one of its unconsolidated joint ventures.

During 2010, the Company redeemed $37.3 million principal amount of its then outstanding 7 5/8% Senior Notes due 2012, 10 3/4% Senior Notes due 2013 and 7 1/2% Senior Notes due 2014, or collectively, the Old Senior Notes, at a cost of $31.3 million, plus accrued interest. The net gain resulting from the redemptions, after giving effect to amortization of related deferred loan costs, was $5.6 million. During 2011, the Company did not redeem any of its outstanding Old Senior Notes.

During the year ended December 31, 2011, the Company incurred interest related to its outstanding debt of $61.4 million and capitalized $36.9 million, resulting in net interest expense of $24.5 million. During the year ended December 31, 2010, the Company incurred interest related to its outstanding debt of $62.8 million and capitalized $39.1 million, resulting in net interest expense of $23.7 million. The year over year increase in net interest expense is due to a decrease in real estate assets which qualify for interest capitalization during the 2011 period.

Other income primarily consists of marketing services and human resource management income slightly offset by mortgage company expense. During the 2011 period, the Company had income of $0.8 million compared to a negligible amount in the 2010 period.

Income from noncontrolling interest of consolidated entities decreased to $0.4 million in the 2011 period compared to $1.3 million in the 2010 period, primarily due to a decrease in the number of joint venture homes closed.

Income Taxes

On November 6, 2009, an expanded carry back election was signed into law as part of the Worker, Homeownership, and Business Assistance Act of 2009. As a result of this legislation, the Company elected to carry back for five years the taxable losses generated in 2009. As of December 31, 2009, the Company recorded an income tax refund receivable and the related income tax benefit of $101.8 million. The Company received the tax refund during the first quarter of 2010. As of December 31, 2010, the Company received an additional refund related to the 2009 loss carry back of $347,000 and recorded the related income tax benefit as of December 31, 2010. In 2011, the Company only paid $10,000 in minimum tax payments for the year.

Net (Loss) Income Attributable to William Lyon Homes

As a result of the foregoing factors, net loss for the year ended December 31, 2011 was $193.3 million compared to net loss for the year ended December 31, 2010 of $136.8 million.

Lots Owned and Controlled

The table below summarizes the Company’s lots owned and controlled as of the periods presented:

	December 31,		Increase (Decrease)
	2011	2010	Amount	%
Lots Owned
Southern California	713	922	(209)	(23)%
Northern California	767	616	151	25%
Arizona	6,194	5,836	358	6%
Nevada	2,676	2,791	(115)	(4)%

Total	10,350	10,165	185	2%

Lots Controlled(1)
Southern California	114	114	—	—
Northern California	—	303	(303)	(100)%

Total	114	417	(303)	(73)%

Total Lots Owned and Controlled	10,464	10,582	118	1%

(1)	Lots controlled may be purchased by the Company as consolidated projects or may be purchased by newly formed unconsolidated joint ventures.

Total lots owned and controlled has increased 1% to 10,464 lots owned and controlled at December 31, 2011 from 10,582 lots at December 31, 2010. The increase is primarily due to certain lot acquisitions during the period, offset by the closing of 614 homes during the 2011 period and cancelation of certain lot option contracts.

Financial Condition and Liquidity

During 2012, the Company has experienced an overall improvement in all of its markets, with an increase in sales absorption rates, an increase in net sales prices, backlog units and an improvement in gross margins. Previous negative trends seem to be improving including (i) stabilizing unemployment rates, which correlate to improved consumer confidence, (ii) decreasing foreclosure activity with decreasing volumes of shadow inventory, (iii) sustained historically low mortgage rates, which is leading to increased homebuyer demand, as well as (iv) better overall economic conditions. The Company continues to optimize on the momentum of the last two quarters and the signs of recovery by increasing prices where appropriate and reducing incentives. These trends are shown in our year over year results for the year ended December 31, 2012. During the year ended December 31, 2012, the Company recorded a 69% increase in net new home orders compared to the year ended December 31, 2011. In addition, the number of homes closed on a consolidated basis, increased 55% during the year ended December 31, 2012 compared to the year ended December 31, 2011, and the backlog of homes sold but not closed increased 192% from December 31, 2011 to December 31, 2012.

During the year ended December 31, 2012, the Company’s markets improved significantly in sales absorption rates, new home orders per average sales location and cancellation rates.

•

In Southern California, net new home orders per average sales location increased 39% to 41.8 during the year ended December 31, 2012 from 30.1 for the same period in 2011. The cancellation rate in Southern California decreased to 15% during the year ended December 31, 2012 compared to 24% during the year ended December 31, 2011.

•

In Northern California, net new home orders per average sales location increased 71% to 62.7 during the year ended December 31, 2012 from 36.8 for the same period in 2011. In Northern California, the cancellation rate increased to 23% during the year ended December 31, 2012 from 18% during the year ended December 31, 2011.

•

In Arizona, net new home orders per average sales location increased to 138.3 during the year ended December 31, 2012 from 101.0 for the same period in 2011. In Arizona, the cancellation rate increased to 10% during the year ended December 31, 2012 compared to 7% during the year ended December 31, 2011.

•

In Nevada, net new home orders per average sales location increased to 44.7 during the year ended December 31, 2012 from 18.2 during the same period in 2011. In Nevada, the cancellation rate decreased to 14% during the year ended December 31, 2012 from 20% during the year ended December 31, 2011.

•

In Colorado, there were nine net new home orders during the period from December 7, 2012 through December 31, 2012 with no comparable amount during the year ended December 31, 2011. As of December 31, 2012, Colorado had five sales locations during the period from December 7, 2012 (date of acquisition) through December 31, 2012. In Colorado, the cancellation rate was 10% during the period from December 7, 2012 through December 31, 2012 with no comparable amount during the year ended December 31, 2011.

On a consolidated basis, the Company’s cancellation rate decreased to approximately 14% during the year ended December 31, 2012 compared to approximately 18% during the year ended December 31, 2011.

The Company continues to operate cautiously, particularly with the potential impact of (i) upward trending mortgage rates, as the current level of low mortgage rates is not expected to remain in the long-term; (ii) increased costs and standards related to FHA loans, which continue to be a significant source of homebuyer financing; (iii) an increase in the cost of building materials and sub-contractor labor costs; and (iv) an increase in land prices.

The Company continues to review acquisitions of select land positions where it makes strategic and economic sense to do so, targeting finished lots in core coastal markets, near high employment job centers or transportation corridors. In addition, management of the Company is focused on adding to its lots controlled in order to add to community count and position itself for growth in future periods. Management also continues to evaluate owned lots and land parcels to determine if values support holding the parcels for future projects or selling projects at current values.

On February 24, 2012, the Company received the proceeds from the Plan as discussed elsewhere herein. The Company received $50.0 million in cash related to the issuance of its Convertible Preferred Stock, $10.0 million related to the issuance of its Class C Common Stock, $21.0 million in cash and $4.0 million of land option value related to the assignment of an option to purchase certain real estate, related to the issuance of its Class B Common Stock, offset by certain fees and payments related to the Plan, for a net of $67.7 million in cash. The Plan allowed the Company to restructure its debt from $563.5 million as of December 31, 2011, to $384.5 million principal outstanding as of February 24, 2012, which subsequently reduces the Company’s interest exposure.

In June 2012, the Company consummated a transaction with Colony Capital which added over 1,000 lots, eight selling communities, and $21.5 million of inventory for $11 million in cash and $10.5 million in equity. In October 2012, the Company raised $30.0 million through the issuance of (i) 15,238,095 shares of Class A Common Stock, for $16,000,000 in cash and (ii) 12,173,913 shares of the Company’s Convertible Preferred Stock, for $14,000,000 in cash. In addition, the Company refinanced its outstanding debt with 8.5% Senior Notes due in 2020 as described below, which will reduce the amount of interest incurred by $6.4 million annually.

The Company provides for its ongoing cash requirements with the proceeds identified above, as well as from internally generated funds from the sales of homes and/or land sales. During the successor period from February 25, 2012 through December 31, 2012, the Company had cash flows provided by operations of $50.0 million. In addition, the Company has the option to use additional outside borrowings, form new joint ventures with venture partners that provide a substantial portion of the capital required for certain projects, one of which was closed in October 2012, buying land via lot options or land banking arrangements. The Company has financed, and may in the future finance, certain projects and land acquisitions with construction loans secured by real estate inventories, seller-provided financing and land banking transactions. The management of the Company continues to focus on generating positive cash flow, reducing overall debt levels and returning the Company to profitability by growing the Company through additional land acquisitions.

8.5% Senior Notes Due 2020

On November 8, 2012, California Lyon completed its offering of 8.5% Senior Notes due 2020, or the New Notes, in an aggregate principal amount of $325 million. The New Notes were issued at 100% of their aggregate principal amount. The Company used the net proceeds from the sale of the New Notes, together with cash on hand, to refinance the Company’s (i) $235 million 10.25% Senior Secured Term Loan due 2015, (ii) approximately $76 million in aggregate principal amount of 12% Senior Subordinated Secured Notes due 2017, (iii) approximately $11 million in principal amount of project related debt, and (iv) to pay accrued and unpaid interest thereon.

As of December 31, 2012, the outstanding principal amount of the New Notes is $325 million, and the New Notes mature on November 15, 2020. The New Notes are senior unsecured obligations of California Lyon and are unconditionally guaranteed on a senior subordinated secured basis by Parent and by certain of Parent’s existing and future restricted subsidiaries. The New Notes and the guarantees rank senior to all of California Lyon’s and the guarantors’ existing and future unsecured senior debt and senior in right of payment to all of California Lyon’s and the guarantors’ future subordinated debt. The New Notes and the guarantees are and will be effectively junior to any of California Lyon’s and the guarantors’ existing and future secured debt.

The New Notes bear interest at an annual rate of 8.5% per annum and will be payable semiannually in arrears on May 15 and November 15, commencing on May 15, 2013.

The indenture contains covenants that limit the ability of the Company and its restricted subsidiaries to, among other things: (i) incur or guarantee certain additional indebtedness; (ii) pay dividends or make other distributions or repurchase stock; (iii) make certain investments; (iv) sell assets; (v) incur liens; (vi) enter into agreements restricting the ability of the Company’s restricted subsidiaries to pay dividends or transfer assets; (vii) enter into transactions with affiliates; (viii) create unrestricted subsidiaries; and (viii) consolidate, merge or sell all or substantially all of the Company’s and California Lyon’s assets. These covenants are subject to a number of important exceptions and qualifications as described in the Indenture. The Indenture also provides for events of default which, if any of them occurs, would permit or require the principal of and accrued interest on such New Notes to be declared due and payable.

Construction Notes Payable

In September 2012, the Company entered into two construction notes payable agreements. The first agreement has total availability under the facility of $19.0 million, to be drawn for land development and construction on one of its wholly-owned projects. The loan matures in September 2015 and bears interest at the prime rate + 1.0%, with a rate floor of 5.0%. As of December 31, 2012, the Company had borrowed $7.8 million under this facility. The loan will be repaid with proceeds from home closings of the project and is secured by the underlying project. The second construction notes payable agreement has total availability under the facility of $17.0 million, to be drawn for land development and construction on one of its joint venture projects. The loan matures in March 2015 and bears interest at prime rate + 1%, with a rate floor of 5.0%. As of December 31, 2012, the Company had borrowed $5.4 million under this facility. The loan will be repaid with proceeds from home closings of the project and is secured by the underlying project.

Net Debt to Total Capital

The Company’s ratio of net debt to total capital was 65.0% as of December 31, 2012. The ratio of net debt to total capital is a non-GAAP financial measure, which is calculated by dividing notes payable and Senior Notes, net of cash and cash equivalents and restricted cash, by total capital (notes payable and Senior Notes, net of cash and cash equivalents and restricted cash, plus redeemable convertible preferred stock and total equity (deficit)). The Company believes this calculation is a relevant and useful financial measure to investors in understanding the leverage employed in its operations, and may be helpful in comparing the Company with other companies in the homebuilding industry to the extent they provide similar information. See table set forth below reconciling this non-GAAP measure to the ratio of debt to total capital.

	Successor	Predecessor
	December 31,
	2012	2011
	(dollars in thousands)
Notes payable and Senior Notes	$338,248	$563,492
Redeemable convertible preferred stock	71,246	—
Total equity (deficit)	72,119	(169,870)

Total capital	$481,613	$393,622
Ratio of debt to total capital	70.2%	143.2%
Notes payable and Senior Notes	$338,248	$563,492
Less: Cash and cash equivalents and restricted cash	(71,928)	(20,913)

Net debt	266,320	542,579
Redeemable convertible preferred stock	71,246	—
Total equity (deficit)	72,119	(169,870)

Total capital	$409,685	$372,709
Ratio of net debt to total capital	65.0%	145.6%

Land Banking Arrangements

As a method of acquiring land in staged takedowns, thereby minimizing the use of funds from the Company’s available cash or other corporate financing sources and limiting the Company’s risk, the Company transfers its right in such purchase agreements to entities owned by third parties, or land banking arrangements. These entities use equity contributions and/or incur debt to finance the acquisition and development of the land being purchased. The entities grant the Company an option to acquire lots in staged takedowns. In consideration for this option, the Company makes a non-refundable deposit of 15% to 25% of the total purchase price. The Company is under no obligation to purchase the balance of the lots, but would forfeit remaining deposits and could be subject to penalties if the lots were not purchased. The Company does not have legal title to these entities or their assets and has not guaranteed their liabilities. These land banking arrangements help the Company manage the financial and market risk associated with land holdings. The use of these land banking arrangements is dependent on, among other things, the availability of capital to the option provider, general housing market conditions and geographic preferences.

The Company participates in one land banking arrangement that is not a variable interest entity in accordance with FASB ASC Topic 810, Consolidation, (“ASC 810”), but is consolidated in accordance with FASB ASC Topic 470, Debt, (“ASC 470”). Under the provisions of ASC 470, the Company has determined it is economically compelled, based on certain factors, to purchase the land in the land banking arrangement. Therefore, the Company has recorded the remaining purchase price of the land of $39.0 million as of December 31, 2012, which is included in real estate inventories not owned and liabilities from inventories not owned in the accompanying balance sheet.

Summary information with respect to the Company’s land banking arrangements is as follows as of the periods presented (dollars in thousands):

	Successor	Predecessor
	December 31,
	2012	2011
Total number of land banking projects	1	1

Total number of lots (1)	610	625

Total purchase price	$161,465	$161,465

Balance of lots still under option and not purchased:
Number of lots	199	225

Purchase price	$39,029	$47,408

Forfeited deposits if lots are not purchased	$27,734	$25,234

(1)	Total number of lots in the land banking project was reduced by 15 as of December 31, 2012 as compared to December 31, 2011 because of a change in product mix in future projects.

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

As of December 31, 2012 and 2011, the Company’s had no investment in and advances to unconsolidated joint ventures.

Assessment District Bonds

In some jurisdictions in which the Company develops and constructs property, assessment district bonds are issued by municipalities to finance major infrastructure improvements and fees. Such financing has been an important part of financing master-planned communities due to the long-term nature of the financing, favorable interest rates when compared to the Company’s other sources of funds and the fact that the bonds are sold, administered and collected by the relevant government entity. As a landowner benefited by the improvements, the Company is responsible for the assessments on its land. When the Company’s homes or other properties are sold, the assessments are either prepaid or the buyers assume the responsibility for the related assessments. See Note 15 of “Notes to Consolidated Financial Statements” for the year ended December 31, 2012.

Cash Flows — Comparison of Year Ended December 31, 2012 to Year Ended December 31, 2011

For the comparison of the Successor entity from February 25, 2012 through December 31, 2012 and the Predecessor entity for the year ended December 31, 2011, the comparison of cash flows is as follows:

•

Net cash provided by (used in) operating activities increased to a source of $50.0 million in the 2012 period from a use of $38.7 million in the 2011 period. The change was primarily a result of (i) a net decrease in real estate inventories-owned of $30.3 million in the 2012 period compared to a net decrease of $18.2 million in the 2011 period, primarily driven by the increase in homes closed in the 2012 period as compared to the 2011 period, (ii) a decrease in other assets of $0.6 million in the 2012 period compared to an increase of $4.4 million in the 2011 period attributable to insurance premiums payments and the related amortization expense, (iii) an increase in accounts payable of $7.7 million in the 2012 period compared to a decrease of $1.5 million in the 2011 period attributed to the timing of payments to subcontractors, and (iv) consolidated net loss of $192.9 million in the 2011 period compared to consolidated net loss of $6.9 million in the 2012 period, and (v) an increase in receivables of $2.9 million in the 2012 period compared to a decrease of $4.8 million in the 2011 period primarily attributable to the timing of proceeds received from escrow for home closings.

•

Net cash (used in) provided by investing activities decreased to a use of $33.5 million in the 2012 period from a source of $1.3 million in the 2011 period. The change was primarily a result of (i) net cash paid of $33.2 million related to the acquisition of a homebuilder in Colorado, known as Village Homes, with no comparable amount in the 2011 period, and (ii) distributions of income from unconsolidated joint ventures of $1.4 million in the 2011 period with no distributions of income from unconsolidated joint ventures in the 2012 period.

•

Net cash (used in) provided by financing activities increased to a use of $25.9 million in the 2012 period from a use of $13.9 million in the 2011 period. The change was primarily as a result of (i) principal payments on notes payable of $73.7 million in the 2012 period from $11.5 million in the 2011 period, (ii) principal payments on Senior Secured Term Loan of $235.0 million in the 2012 period with no comparable amount in the 2011 period, (iii) principal payments on Senior Subordinated Secured Notes of $75.9 million in the 2012 period with no comparable amount in the 2011 period, and (iv) payment of deferred loan costs of $7.2 million in the 2012 period with no comparable amount in the 2011 period, offset by (v) proceeds from borrowings on notes payable of $13.2 million in the 2012 period with no comparable amount in the 2011 period, (vi) proceeds from issuance of 8½% Senior Notes of $325.0 million with no comparable amount in the 2011 period, (vii) proceeds from issuance of convertible preferred stock of $14.0 million related to the issuance of 12,173,913 shares of the company’s convertible preferred stock to Paulson & Co in the 2012 period with no comparable amount in the 2011 period, and (viii) proceeds from issuance of common stock of $16.0 million related to the issuance of 15,238,095 shares of the company’s common stock to Paulson & Co in the 2012 period with no comparable amount in the 2011 period.

For the comparison of the Predecessor entity from January 1, 2012 through February 24, 2012 and the Predecessor entity for the year ended December 31, 2011, the comparison of cash flows is as follows:

•

Net cash used in operating activities decreased to a use of $17.3 million in the 2012 period from a use of $38.7 million in the 2011 period. The change was primarily a result of (i) equity in income of unconsolidated joint ventures of $3.6 million in the 2011 period due to the final cash distribution and related allocation of income from unconsolidated joint ventures with no comparable amount in the 2012 period, (ii) a decrease in other assets of $0.2 million in the 2012 period compared to an increase of $4.4 million in the 2011 period attributable to insurance premiums paid and the related amortization expense, (iii) an increase in accounts payable of $4.6 million in the 2012 period compared to a decrease of $1.5 million in the 2011 period attributed to the timing of payments to subcontractors, and (iv) consolidated net income of $228.5 million in the 2012 period compared to consolidated net loss of $192.9 million in the 2011 period, offset by (v) impairment loss on real estate assets of $128.3 million in the 2011 period with no comparable amount in the 2012 period, (vi) net reorganization items of

$241.3 million in the 2012 period with no comparable amount in the 2011 period and (vii) a decrease in receivables of $0.9 million in the 2012 period compared to a decrease of $4.8 million in the 2011 period primarily attributable to the timing of proceeds received from escrow for home closings, (viii) an increase in real estate inventories-owned of $7.0 million in the 2012 period compared to an a decrease of $18.2 million in the 2011 period, primarily driven by fewer homes closed in the 2012 period as compared to the 2011 period, and (iv) a decrease in accrued expenses of $3.9 million in the 2012 period relating to consulting costs incurred related to the restructure that were accrued at the end of 2011, compared to an increase of $7.8 million in the 2011 period.

•

Net cash (used in) provided by investing activities decreased to zero in the 2012 period from a source of $1.3 million in the 2011 period. The change was primarily a result of distributions of income from unconsolidated joint ventures of $1.4 million in the 2011 period with no distributions of income from unconsolidated joint ventures in the 2012 period.

•

Net cash provided by (used in) financing activities increased to a source of $77.8 million in the 2012 period from a use of $13.9 million in the 2011 period. The change was primarily as a result of (i) proceeds from preferred stock of $50.0 million in the 2012 period with no comparable amount in the 2011 period, (ii) proceeds from reorganization of $31.0 million in the 2012 period with no comparable amount in the 2011 period and (iii) a decrease in principal payments on notes payable to $0.6 million in the 2012 period from $11.5 million in the 2011 period.

Based on the aforementioned, the Company believes they have sufficient cash and sources of financing for at least the next twelve months.

Cash Flows—Comparison of Years Ended December 31, 2011 and 2010

Net cash (used in) provided by operating activities decreased to a use of $38.7 million in the 2011 period from a source of $24.1 million in the 2010 period. The change was primarily a result of (i) a decrease in income tax refunds receivable of $107.4 million in the 2010 period relating to refunds received for the 2009 loss carry back, with no comparable amount in the 2011 period, (ii) a decrease in real estate inventories-owned of $18.2 million in the 2011 period compared to an increase of $66.3 million in the 2010 period, primarily driven by fewer homes under construction relative to the number of homes closings in the 2011 period as compared to the 2010 period, (iii) a decrease in accounts payable of $1.5 million in the 2011 period compared to a decrease of $4.1 million in the 2010 period due to the timing of payments to subcontractors, (iv) an increase in accrued expenses of $7.8 million in the 2011 period compared to a decrease of $3.6 million in the 2010 period primarily related to an increase in accrued interest due to the non-payment of interest in conjunction with the prepackaged joint plan of reorganization as described elsewhere herein, (v) a decrease in receivables of $4.8 million in the 2011 period compared to an increase of $2.2 million in the 2010 period primarily related to the timing of proceeds received from escrow for homes closed and the receipt of property tax refunds, and (vi) consolidated net loss of $192.9 million in the 2011 period compared to consolidated net loss of $135.5 million in the 2010 period, offset by (vii) impairment loss on real estate assets of $128.3 million in the 2011 period compared to $111.9 million in the 2010 period.

Net cash provided by investing activities decreased to a source of $1.3 million in the 2011 period from a source of $3.9 million in the 2010 period. The change was primarily a result of a decrease in distributions of capital from unconsolidated joint ventures to $1.4 million in the 2011 period from $4.2 million in the 2010 period.

Net cash used in financing activities decreased to a use of $13.9 million in the 2011 period from a use of $74.3 million in the 2010 period, primarily as a result of the decrease in net proceeds received from borrowings on notes payable of $7.1 million in the 2010 period with no comparable amount in the 2011 period, a decrease in the net cash paid for the redemption of Old Senior Notes of $31.3 million in the 2010 period, with no comparable amount in the 2011 period and a decrease in the net cash paid for principal payments on notes payable of $11.5 million in the 2011 period, compared to $52.8 million in the 2010 period.

Contractual Obligations and Off-Balance Sheet Arrangements

The Company enters into certain off-balance sheet arrangements including joint venture financing, option agreements, land banking arrangements and variable interests in consolidated and unconsolidated entities. These arrangements are more fully described above and in Notes 5 and 19 of “Notes to Consolidated Financial Statements.” In addition, the Company is party to certain contractual obligations, including land purchases and project commitments, which are detailed in Note 19 of “Notes to Consolidated Financial Statements.”

The Company’s contractual obligations consisted of the following at December 31, 2012 (in thousands):

	Payments due by period
	Total(1)	Less than 1 year (2013)	1-3 years (2014-2015)	3-5 years (2016-2017)	More than 5 years
Other notes payable	$13,249	$—	$13,249	$—	$—
Other notes payable interest	1,706	662	1,044	—	—
Senior Notes	325,000	—	—	—	325,000
Senior Notes interest	219,849	27,625	55,250	55,250	81,724
Operating leases	7,017	1,349	1,878	1,136	2,654
Surety bonds	64,400	12,571	51,723	106	—
Purchase obligations
Land purchases and option commitments(2)	132,376	101,987	30,389	—	—
Project commitments(3)	60,887	13,567	47,320	—	—

Total	$824,484	$157,761	$200,853	$56,492	$409,378

(1)	The summary of contractual obligations above includes interest on all interest-bearing obligations. Interest on all fixed rate interest-bearing obligations is based on the stated rate and is calculated to the stated maturity date. Interest on all variable rate interest bearing obligations is based on the rates effective as of December 31, 2012 and is calculated to the stated maturity date.
(2)	Represents the Company’s obligations in land purchases, lot option agreements and land banking arrangements. If the Company does not purchase the land under contract, it will forfeit its non-refundable deposit related to the land.
(3)	Represents the Company’s homebuilding project purchase commitments for developing and building homes in the ordinary course of business.

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

Consequences of Chapter 11 Cases—Debtor in Possession Accounting

Accounting Standards Codification Topic 852-10-45, Reorganizations-Other Presentation Matters, which is applicable to companies in Chapter 11 proceedings, generally does not change the manner in which financial statements are prepared. However, it does require that the financial statements for the periods subsequent to the filing of the Chapter 11 Cases distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Amounts that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the statement of operations for the year ended December 31, 2011 and all subsequent periods. The balance sheet must distinguish pre-petition liabilities subject to compromise from both those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. In addition, cash provided or used by reorganization items must be disclosed separately in the statement of cash flows. The Company applied ASC 852-10-45 effective on December 19, 2011 and segregated those items as outlined above for the reporting periods subsequent to such date through February 24, 2012.

Fresh Start Accounting

As required by U.S. GAAP, in connection with our emergence from the Chapter 11 Cases, we adopted the fresh start accounting provisions of ASC 852, reorganizations, effective February 24, 2012. Under ASC 852, reorganizations, the reorganization value represents the fair value of the entity before considering liabilities and approximates the amount a willing buyer would pay for the assets of the Company immediately after restructuring. The reorganization value is allocated to the respective fair value of assets. The excess reorganization value over the fair value of the identified tangible and intangible assets is recorded as goodwill. Liabilities, other than deferred taxes, are stated at present values of amounts expected to be paid. Fair values of assets and liabilities represent our best estimates based on our appraisals and valuations. Where the foregoing were not available, industry data and trends or references to relevant market rates and transactions were used. These estimates and assumptions are inherently subject to significant uncertainties and contingencies beyond our reasonable control. Moreover, the market value of our capital stock may differ materially from the fresh start equity valuation.

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

Under FASB ASC Topic 360, the Company is required to make certain assumptions to estimate undiscounted future cash flows of a project, which include: (i) estimated sales prices, including sales incentives, (ii) anticipated sales absorption rates and sales volume, (iii) project costs incurred to date and the estimated future costs of the project based on the project budget, (iv) the carrying costs related to the time a project is actively selling until it closes the final unit in the project, and (v) alternative strategies including selling the land to a third-party or temporarily suspending development on the project. Each project has different assumptions and is based on management’s assessment of the current market conditions that exist in each project location. Interest incurred allocated to each project is included in future cash flows at effective borrowing rates of 11% for the reporting periods ended March 31, June 30, September 30 and December 31, 2012, which would yield discount rates of 21% to 29% for the 2012 period. Interest incurred allocated to each project is included in future cash flows at effective borrowing rates of 11% for the reporting periods ended March 31, June 30, September 30 and December 31, 2011, which would yield discount rates of 21% to 29% for the 2011 period. Interest allocated to each project for cash flows in 2013 and beyond is 8.75% based on the Company’s current capital structure.

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

Management assesses land deposits for impairment when estimated land values are deemed to be less than the agreed upon contract price. The Company considers changes in market conditions, the timing of land purchases, the ability to renegotiate with land sellers the terms of the land option contract in question, the availability and best use of capital, and other factors. If land values are determined to be less than the contract price, the future project will not be purchased. The Company records abandoned land deposits and related pre-

acquisition costs to cost of sales-land in the consolidated statement of operations in the period that it is abandoned.

The following table summarizes inventory impairment charges recorded during the period from February 25, 2012 through December 31, 2012, the period from January 1, 2012 through February 24, 2012, and the years ended December 31, 2011 and 2010:

	Successor	Predecessor
	Period from February 25 through December 31, 2012	Period from January 1 through February 24, 2012	Year Ended December 31,
			2011	2010
	(dollars in thousands)
Inventory impairments related to:
Land under development and homes completed and under construction	$—	$—	$34,835	$80,197
Land held for future development or sold	—	—	93,479	31,663

Total inventory impairments	$—	$—	$128,314	$111,860

Number of projects impaired during the year	—	—	16	14

Number of projects assessed for impairment during the year	—	—	42	73

The Company evaluates homebuilding assets for impairment when indicators of impairments are present. Indicators of potential impairment include, but are not limited to, a decrease in housing market values, sales absorption rates, and sales prices. On February 24, 2012, the Company adopted fresh start accounting under ASC 852, Reorganizations, and recorded all real estate inventories at fair value. For the year ended December 31, 2012, there were no impairment charges recorded.

During the year ended December 31, 2011, the Company recorded impairment loss on real estate assets of $128.3 million, compared to $111.9 million during the year ended December 31, 2010.

During the year ended December 31, 2011, impairment loss related to land under development and homes completed and under construction resulted from projected cash flows with the strategy of selling the lots on a finished or unfinished basis, or building out the project. During the 2011 period, the Company adjusted discount rates to a range of 18% to 22%, which were also validated by the third party valuation firm, discussed below.

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

Variable Interest Entities

The Company accounts for variable interest entities in accordance with ASC 810, Consolidation (“ASC 810”). Under ASC 810, a variable interest entity (“VIE”) is created when: (a) the equity investment at risk in the entity is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by other parties, including the equity holders; (b) the entity’s equity holders as a group either (i) lack the direct or indirect ability to make decisions about the entity, (ii) are not obligated to absorb expected losses of the entity or (iii) do not have the right to receive expected residual returns of the entity; or (c) the entity’s equity holders have voting rights that are not proportionate to their economic interests, and the activities of the entity involve or are conducted on behalf of the equity holder with disproportionately few voting rights. If an entity is deemed to be a VIE pursuant to ASC 810, the enterprise that has both (i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (ii) the obligation to absorb the expected losses of the entity or right to receive benefits from the entity that could be potentially significant to the VIE is considered the primary beneficiary and must consolidate the VIE. In accordance with ASC 810, we perform ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE.

As of December 31, 2012, the Company had two joint ventures which were deemed to be VIEs. The Company manages the joint ventures, by using its sales, development and operations teams and has significant control over these projects and therefore the power to direct the activities that most significantly impact the joint venture’s performance in addition to being obligated to absorb expected losses or receive benefits from the joint venture, and therefore the Company is deemed to be the primary beneficiary of these VIEs.

Under ASC 810, a non-refundable deposit paid to an entity is deemed to be a variable interest that will absorb some or all of the entity’s expected losses if they occur. Our land purchase and lot option deposits generally represent our maximum exposure to the land seller if we elect not to purchase the optioned property. In some instances, we may also expend funds for due diligence, development and construction activities with respect to optioned land prior to takedown. Such costs are classified as inventories owned, which we would have to write-off should we not exercise the option. Therefore, whenever we enter into a land option or purchase contract with an entity and make a non-refundable deposit, a VIE may have been created. As of December 31, 2012 and December 31, 2011, the Company was not required to consolidate any VIEs nor did the Company write-off any costs that had been capitalized under lot option contracts. In accordance with ASC 810, we perform ongoing reassessments of whether we are the primary beneficiary of a VIE.

Related Party Transactions

See Item 13 of Part III of this Annual Report, “Certain Relationships and Related Party Transactions, and Director Independence” and Note 12 of “Notes to Consolidated Financial Statements” for the year ended December 31, 2012 for a description of the Company’s transactions with related parties.

Recent Events

Paulson Transaction

On October 12, 2012, the Company entered into a Subscription Agreement, or the Subscription Agreement, between the Company and WLH Recovery Acquisition LLC, a Delaware limited liability company and investment vehicle managed by affiliates of Paulson & Co. Inc., or Paulson, pursuant to which, the Company issued to Paulson (i) 15,238,095 shares of the Company’s Class A Common Stock, for $16,000,000 in cash, and (ii) 12,173,913 shares of the Company’s Convertible Preferred Stock, for $14,000,000 in cash, for an aggregate purchase price of $30,000,000, or the Paulson Transaction. In connection with the Paulson Transaction, the Company also amended (i) its Class A Common Stock Registration Rights Agreement and Convertible Preferred

Stock and Class C Common Stock Registration Rights Agreement to include in such agreements the shares issued to Paulson so that Paulson may become a party to such agreements with equal rights, benefits and obligations as the other stockholders who are parties thereto, and (ii) its Amended and Restated Certificate of Incorporation, or the Certificate of Incorporation, and Amended and Restated Bylaws to (a) increase the size of the Company’s board of directors, or the Board, from seven to eight members, up to and until the Conversion Date (as defined in the Certificate of Incorporation), (b) provide the holders of Class A Common Stock the right to elect the director to fill the newly created Board seat, (c) revise the definition of “Convertible Preferred Original Issue Price” to equal the price per share at which shares of Convertible Preferred Stock are issued and (d) incorporate various clarifying and conforming changes.

Equity Grants Under the Company’s 2012 Equity Incentive Plan

As previously disclosed in the Company’s Current Report on Form 8-K filed on October 16, 2012, the Company’s board of directors and stockholders approved the Company’s 2012 Equity Incentive Plan (the “2012 Plan”) in October 2012. The purpose of the 2012 Plan is to (1) provide an increased incentive for eligible employees, consultants and directors to assert their best efforts by conferring benefits based on the achievement of certain performance goals, (2) better align the interests of eligible participants with the interests of stockholders by providing an opportunity for increased stock ownership by such participants, and (3) encourage such participants to remain in the service of the Company. The Company approved its first grants under the 2012 Plan in October 2012 and has continued to make grants in accordance with the 2012 Plan under the administration of the Company’s Compensation Committee. See Item 11 of Part III of this Annual Report, “Executive Compensation,” for additional information.

Senior Notes Offering and Debt Refinancing

On November 8, 2012, California Lyon completed its offering of 8.5% Senior Notes due 2020, or the New Notes, in an aggregate principal amount of $325 million. The New Notes were issued at 100% of their aggregate principal amount. The Company used the net proceeds from the sale of the New Notes, together with cash on hand, to refinance the Company’s (i) $235 million 10.25% Senior Secured Term Loan due 2015, (ii) approximately $76 million in aggregate principal amount of 12% Senior Subordinated Secured Notes due 2017, (iii) approximately $11 million in principal amount of project related debt, and (iv) to pay accrued and unpaid interest thereon. The issuance of the New Notes will reduce the amount of interest incurred by the Company by approximately $6.4 million annually.

Recently Issued Accounting Standards

See Note 1 of “Notes to Consolidated Financial Statements” for a description of the recently issued accounting standards.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk for changes in interest rates relates to the Company’s floating rate debt with a total outstanding balance at December 31, 2012 of $13.2 million where the interest rate is variable based upon certain bank reference or prime rates. The average prime rate during the year ended December 31, 2012 was 3.25%. If variable interest rates were to increase by 10%, there would be no impact on the Company’s consolidated financial statements because the outstanding debt has an interest rate floor of 5.0%.

The following table presents principal cash flows by scheduled maturity, interest rates and the estimated fair value of our long-term fixed rate debt obligations as of December 31, 2012 (dollars in thousands):

	Year ended December 31,							Fair Value at December 31, 2012
	2013	2014	2015	2016	2017	Thereafter	Total
Fixed rate debt	$—	$—	$—	$—	$—	$325,000	$325,000	$338,000
Interest rate	—	—	—	—	—	8.5%	—	—

The Company does not utilize swaps, forward or option contracts on interest rates, foreign currencies or commodities, or other types of derivative financial instruments as of or during the year ended December 31, 2012. The Company does not enter into or hold derivatives for trading or speculative purposes.

Item 8.	Financial Statements and Supplementary Data

The information required by this Item is incorporated by reference to the financial statements set forth in Section 15 of Part IV of this Annual Report, “Exhibits and Financial Statement Schedules”.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None. As previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on April 24, 2012, the Company changed its independent registered public accountants effective for the fiscal year ended December 31, 2012.

Item 9A.	Controls and Procedures

Management’s Report on Internal Control over Financial Reporting

The SEC, as required by Section 404 of the Sarbanes-Oxley Act, adopted rules requiring every company that files reports with the SEC to include a management report on such company’s internal control over financial reporting in its annual report. In addition, our independent registered public accounting firm must attest to our internal control over financial reporting. This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by SEC rules applicable to newly public companies.

We believe we will have adequate resources and expertise, both internal and external, in place to meet these requirements. However, there is no guarantee that our efforts will result in management’s ability to conclude, or our independent registered public accounting firm to attest, that our internal control over financial reporting is effective as of the applicable date.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information Regarding the Directors of William Lyon Homes

The following table lists the Directors of the Company and provides their respective ages and current positions with the Company as of March 11, 2013. Each director holds office until the Company’s next Annual Meeting and until his successor is duly elected and qualified. Except as described below, there are no family relationships between any director or executive officer and any other director or executive officer of William Lyon Homes. Biographical information for each Director is provided below.

Name	Age	Position
General William Lyon	90	Chairman of the Board of Directors and Executive Chairman
William H. Lyon	39	Director, Chief Executive Officer
Douglas K. Ammerman (a, b, c)	61	Director
Michael Barr (b, c)	42	Director
Gary H. Hunt (a, b, c)	64	Director
Matthew R. Niemann (a, b, c)	48	Director
Nathaniel Redleaf (c)	28	Director
Lynn Carlson Schell (a, b, c)	52	Director

(a)	Member of the Audit Committee
(b)	Member of the Compensation Committee
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

When considering whether directors and nominees have the experience, qualifications, attributes and skills, taken as a whole, to enable the Board of Directors to satisfy its oversight responsibilities effectively in light of the Company’s business and structure, the Nominating and Corporate Governance Committee and the Board of Directors focused primarily on the information discussed in each of the Directors’ individual biographies set forth below. In particular, with regard to General Lyon, our Executive Chairman and Chairman of the Board, the Board of Directors considered his more than 57 years of experience in the homebuilding industry. With regard to Mr. Lyon, our Chief Executive Officer, the Board of Directors considered his strong background, extensive experience, and training in the industry from land acquisition to project management and operations.

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

General William Lyon was elected director and Chairman of the Board of The Presley Companies, the predecessor of the Company, in 1987 and has served in that capacity in addition to his role as Chief Executive Officer of the Company since November 1999. General Lyon also served as the Chairman of the Board, President and Chief Executive Officer of the former William Lyon Homes, which sold substantially all of its assets to the Company in 1999 and subsequently changed its name to Corporate Enterprises, Inc. In his current role as Executive Chairman, General Lyon works with the top executives of the Company to set the leadership and strategic direction for the organization. In recognition of his distinguished career in real estate development, General Lyon was elected to the California Building Industry Foundation Hall of Fame in 1985. General Lyon is a retired USAF Major General and was Chief of the Air Force Reserve from 1975 to 1979. General Lyon is a director of Fidelity National Financial, Inc. and Woodside Credit LLC, and is Chairman of the Board of Directors of Commercial Bank of California. Since 2005, General Lyon has served on the Board of Leaders of USC’s Marshall School of Business. General Lyon has received countless awards and honors for his tremendous and sustained success in the building industry and his extensive public service record.

General Lyon provides our board of directors with extensive senior leadership and industry and operational experience and therefore is well-suited to serve as our Chairman of the Board. Through his experience, his knowledge of our operations and the markets in which we compete, and his professional relationships within our industry, General Lyon is exceptionally qualified to identify important matters for board review and deliberation and is instrumental in assisting the board of directors in determining our corporate strategy. In addition, by serving as both our Chairman of the Board and Executive Chairman, General Lyon serves as an invaluable bridge between management and the board of directors and ensures that they act with a common purpose.

William H. Lyon, the Company’s current Chief Executive Officer, worked full time with the former William Lyon Homes from November 1997 through November 1999 as an assistant project manager, has been employed by the Company since November 1999 and has been a member of the Board since January 25, 2000. Since joining the Company as assistant project manager, Mr. Lyon has served as a Project Manager, the Director of Corporate Development (beginning in 2002), the Director of Corporate Affairs (from February 2003 to February 2005), Vice President and Chief Administrative Officer (from February 2005 to March 2007), and Executive Vice President and Chief Administrative Officer (from March 2007 to March 2009). Mr. Lyon also actively served as the President of William Lyon Financial Services from June 2008 to April 2009. Effective on March 18, 2009, Mr. Lyon was appointed as President and Chief Operating Officer of the Company. In his current role as Chief Executive Officer, Mr. Lyon is responsible for the overall strategic leadership of the Company working closely with the Executive Chairman and executive leaders to establish implement and direct the long-range goals, strategies, plans and policies of the Company. Mr. Lyon is Chairman of the Company’s Management Development and Risk Management Committee and Vice Chair of the Executive Committee. Mr. Lyon is also a member of the Company’s Land Committee. Mr. Lyon is a member of the Board of Directors of Commercial Bank of California, Pretend City Children’s Museum in Irvine, CA and The Bowers Museum in Santa Ana, CA. Mr. Lyon holds a dual B.S. in Industrial Engineering and Product Design from Stanford University. Mr. Lyon is the son of General William Lyon.

With over 15 years of service with our Company, Mr. Lyon brings to our board of directors significant executive and real estate development and homebuilding industry experience, as well as an in-depth understanding of the Company’s business model and operations.

Douglas K. Ammerman was appointed to the board of directors on February 27, 2007. Mr. Ammerman’s business career includes almost three decades of service with KPMG, independent public accountants, until his retirement in 2002. He was the Managing Partner of the Orange County office and was a National Partner in Charge—Tax. He is a certified public accountant (inactive). Since 2005, Mr. Ammerman has served as a member of the Board of Directors of Fidelity National Financial (a company listed on the New York Stock Exchange), where he also serves as Chairman of the Audit Committee. He also is a member of the Board of Directors of El Pollo Loco, where he also serves as Chairman of the Audit Committee. From 2005 through March of this year, Mr. Ammerman served as a member of the Board of Directors of Quiksilver (a company listed on the New York

Stock Exchange), where he served as Chairman of the Audit Committee and a member of both the Compensation and Nominating and Corporate Governance committees. Mr. Ammerman has served as a director of The Pacific Club for twelve years and is a past president. He also has served as a director of the UCI Foundation for fourteen years. Mr. Ammerman is a member of the Audit Committee of Stantec. Mr. Ammerman holds a B.A. in Accounting from California State University, Fullerton, and a master’s degree in Business Taxation from University of Southern California. Mr. Ammerman recently received the Distinguished Alumni Award from the University of Southern California (2010) and the Director of the Year Award from the Forum for Corporate Directors (2011).

With nearly three decades of accounting experience, as well as significant executive and board experience, Mr. Ammerman provides our board of directors with operational, financial and strategic planning insights. Mr. Ammerman developed his finance and accounting expertise while holding positions such as Managing Partner and National Partner at KPMG. With this experience, Mr. Ammerman possesses the financial acumen requisite to serve as our Audit Committee Financial Expert and provides the board with valuable insight into finance and accounting related matters.

Michael Barr was appointed to the board of directors on November 7, 2012 to fill a new Board seat created in connection with the Company’s execution of a Subscription Agreement with affiliates of Paulson & Co. Inc., or Paulson, pursuant to which the Company issued to Paulson (i) 15,238,095 shares of the Company’s Class A Common Stock for $16,000,000 and 12,173,193 shares of the Company’s Convertible Preferred Stock for $14,000,000 in cash, for an aggregate purchase price of $30,000,000. Mr. Barr currently serves as the Portfolio Manager for the Paulson Real Estate Funds where he is responsible for all aspects of the real estate private equity business. He is also a partner in Paulson & Co. Inc., which he joined in 2008.

From 2001 through 2008, Mr. Barr worked within the Lehman Brothers Real Estate Private Equity Group, serving most recently as a Managing Director of the firm and a principal of Lehman Brothers Real Estate Partners. In this capacity, he was responsible for identifying, evaluating and executing transactions throughout the United States and across all asset classes. While at Lehman Brothers, Mr. Barr led the acquisition of over $8 billion in assets. Prior to joining Lehman Brothers, Mr. Barr served as a principal and a member of the Investment Committee of Westbrook Partners, a real estate merchant banking firm founded by Tiger Management Corporation. During his tenure at Westbrook, which spanned three real estate investment funds, Mr. Barr originated and executed a wide range of real estate transactions. He began his career in the Real Estate Investment Banking group at Merrill Lynch & Co., where he participated in numerous financing and advisory assignments for both public and private real estate companies. Mr. Barr holds a B.B.A. from the University of Wisconsin. He currently serves on the board of Extended Stay Hotels and previously was a board member of Gables Residential Trust and Tishman Hotel & Realty.

With his extensive experience managing a wide variety of real estate transactions, Mr. Barr brings to our board of directors a deep understanding of and valuable expertise in real estate investment and finance.

Gary H. Hunt joined the board of directors on October 17, 2005 with over 30 years of experience in real estate. He spent 25 years with The Irvine Company, one of the nation’s largest master planning and land development organizations, serving 10 years as its Executive Vice President and member of its Board of Directors and Executive Committee. Mr. Hunt led the company’s major entitlement, regional infrastructure, planning, legal and strategic government relations, as well as media and community relations activities.

As a founding Partner in 2001 and now the Vice Chairman of California Strategies, LLC, Mr. Hunt serves as a Senior Advisor to the largest master-planned community and real estate developers in the Western United

States, including Tejon Ranch, DMB Pacific Ventures, Five Point Communities, Lennar, Kennecott Land Company, Lewis Group of Companies, Newhall Land, Strategic Hotels and Resorts REIT, Inland American Trust REIT, to name a few. Mr. Hunt also works or has worked with major national financial institutions, including Morgan Stanley, Alvarez & Marsal Capital Group, LLC, and regional banks, to manage projects through the current real estate macro-economic restructuring and re-entitlement period.

Mr. Hunt currently serves on the boards of Glenair Corporation, University of California, Irvine Foundation and is Vice Chairman of CT Realty. He formally was a member and lead independent director of Grubb & Ellis Corporation and for sixteen months served as interim President and CEO.

Matthew R. Niemann was appointed to the board of directors on February 25, 2012. Mr. Niemann is a Managing Director and Head of Houlihan Lokey Capital’s Real Estate Investment Banking Group. He is a senior member of Houlihan Lokey’s Financial Restructuring business, and first joined the firm in 1999. Before rejoining Houlihan Lokey in 2008, Mr. Niemann spent three years with Cerberus Capital and served as senior managing director and chief strategic officer of GMAC ResCap (a Cerberus portfolio company) in charge of strategy for its $5.0 billion portfolio of builder and developer real estate investments. Mr. Niemann has been involved as a principal or advisor in a wide range of M&A, financing, restructuring and real estate transactions throughout his career, and is a frequent speaker and regularly testifies as an expert in these areas. Earlier in his career, Mr. Niemann was with KPMG and PricewaterhouseCoopers and practiced law for several years in the Corporate, Banking & Real Estate practice of Bryan Cave in St. Louis. Mr. Niemann holds a law and finance degree from St. Louis University, where he served on the Law Review. He was a guest lecturer at the Kellogg Graduate School of Management at Northwestern University in Chicago; a member of the Ph.D. Dissertation Committee at Webster University; and has also served on the Board of Directors and Executive Committee (Treasurer) of the Ronald McDonald Houses of Greater St. Louis.

With extensive experience as an attorney, financial advisor and investment principal, Mr. Niemann brings to the board of directors demonstrated leadership skills and expertise in capital markets, real estate investment and finance.

Nathaniel Redleaf was appointed to the board of directors on February 25, 2012. Since 2006, he has served in an analyst capacity at Luxor Capital Group, a diversified investment fund with several billion dollars under management. Mr. Redleaf’s investment practice focuses primarily on the homebuilding, commercial real estate, finance and gaming sectors. Mr. Redleaf currently serves as a member of the board of directors of Innovate Managed Holdings LLC and Eastland Tire Australia Pty. He holds a degree in Political Economy of Industrial Societies from UC Berkeley.

With his investment practice focusing primarily on the homebuilding and other-related sectors, Mr. Redleaf brings to our board of directors valuable experience in real estate investment and finance.

Lynn Carlson Schell was appointed to the board of directors on February 25, 2012. Ms. Carlson Schell currently serves as the Managing Principal and Chief Executive Officer of Shelter Corporation and The Waters Senior Living, directing the firm’s strategic planning and long-term growth. Since founding Shelter Corporation in 1993, Ms. Carlson Schell has developed or acquired multi-family and senior housing consisting of over 15,000 units and comprising $800 million of real estate. Ms. Carlson Schell’s core accomplishments include her leadership role in driving Shelter Corporation’s development of affordable housing and spearheading its successful diversification into senior living communities with the 1998 formation of The Waters Senior Living. In 2009, Ms. Carlson Schell was honored as an Industry Leader by the Minneapolis/St. Paul Business Journal. Prior to founding Shelter Corporation, Ms. Carlson Schell spent nine years working as an associate and senior developer with Can-American Corporation. She was responsible for residential, condominium and apartment developments in the Midwest and Florida. Ms. Carlson Schell currently serves as the chair of the board of directors at the Friends of the Hennepin County Library Foundation and previously served as the Treasurer of the Twin Cities Chapter of the Young Presidents’ Organization. She also serves on the board of directors of the Walker Art Center.

With over thirty years of real estate and executive experience, as well as significant board experience, Ms. Carlson Schell provides our board of directors with operational, financial and strategic planning insights.

Board of Directors

Our board of directors currently consists of eight directors, seven of whom were appointed pursuant to the Plan. In accordance with the Plan, the initial directors were appointed as follows: (i) Mr. Niemann was appointed by the holders of at least 66 2/3% of the Class A Common Stock, (ii) General William Lyon and William H. Lyon were appointed by the holders of at least a majority of the Class B Common Stock, (iii) Ms. Schell and Mr. Redleaf were appointed by the holders of at least a majority of the Class C Common Stock and Convertible Preferred Stock, voting as a single class, and (iv) Douglas K. Ammerman and Gary H. Hunt were appointed by the holders of (a) 66 2/3% of the Class A Common Stock, (b) a majority of the Class B Common Stock and (c) a majority of the Convertible Preferred Stock and the Class C Common Stock voting as a class. Our eighth director, Mr. Barr, was appointed by our board of directors on November 7, 2012, to fill a new board seat created in connection with the Company’s execution of a Subscription Agreement with affiliates of Paulson & Co., Inc., or Paulson. The current directors will hold office until the annual meeting of stockholders to be held in 2013 and until his or her successor is duly elected and qualified, or until his or her earlier resignation or removal. Other than as provided for in the Paulson Subscription Agreement, we are not aware of any understandings between the directors or any other persons pursuant to which such individuals were elected as directors or are to be selected as a director or nominee in the future; however, pursuant to our Second Amended and Restated Certificate of Incorporation, or Certificate of Incorporation, and as described below, certain classes of stockholders have the right to elect certain of our directors.

Our Second Amended and Restated Bylaws, or Bylaws, provide that, prior to the later of the Conversion Date (as defined in our Certificate of Incorporation) and the date on which all of the shares of our Class B Common Stock have been converted into shares of our Class A Common Stock, or the Specified Date, our board of directors shall consist of eight members and shall be elected by the stockholders of record entitled to vote for such directors as set forth in the Certificate of Incorporation. Directors are elected by the holders of record of a plurality of the votes entitled to vote for such directors, and each director shall hold office until the next annual meeting of stockholders and until his or her successor is duly elected and qualified, or until his or her earlier resignation or removal.

Our Certificate of Incorporation provides that prior to the earlier to occur of (i) the Conversion Date and (ii) the conversion in full of all shares of Class B Common Stock into Class A Common Stock, the board of directors will consist of the following eight members: (i) two Class A Directors; (ii) two Class B/D Directors; (iii) two Class C Directors; (iv) one Class C Independent Director; and (v) one Class A/B/C Independent Director. Luxor Capital Group or Luxor, currently holds 29.7% of the Class A Common Stock, 95.9% of the Class C Common Stock and 79.9% of the Convertible Preferred Stock through its affiliated entities. General William Lyon and William H. Lyon each hold 100% of the Class B Common Stock through their membership in Lyon Shareholder 2012, LLC. Colony Capital Group LP currently holds 14.3% of the Class A Common Stock through its affiliated entities. Paulson currently holds 21.7% of the Class A Common Stock and 15.8% of the Convertible Preferred Stock. Certain officers, directors and employees of the Company hold an aggregate of 5,501,432 shares of Class D Common Stock, which constitutes 100% of the outstanding Class D shares, and options to purchase an additional 4,757,303 Class D shares. See Item 12 of Part III of this Annual Report, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Such directors will be elected, appointed and removed in the following manner:

•	the Class A Directors will be elected (and may be removed with or without cause, at any time) by the holders of the Class A Common Stock, voting together as a class;

•	the Class B/D Directors will be elected (and may be removed with or without cause, at any time) by the holders of the Class B Common Stock and Class D Common Stock, voting together as a class;

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

Following the conversion in full of all shares of Class B Common Stock and prior to the Conversion Date, the number of members of the board of directors will be fixed at eight, and such directors will be elected, appointed and removed in the following manner:

•	four directors will be elected (and may be removed with or without cause, at any time) by the holders of the Class A Common Stock and the Class D Common Stock, voting together as a separate class;

•	two directors will be elected (and may be removed with or without cause, at any time) by the holders of the Class C Common Stock and the Convertible Preferred Stock, voting together as a class;

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

As the Company intends for its securities to be quoted on the Over-the-Counter Bulletin Board and not one of the national securities exchanges, it is not subject to any director independence requirements. However, based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, with us, our senior management and our independent registered public accounting firm, our board of directors has determined that all but two of our directors, General William Lyon and William H. Lyon, are independent directors under standards established by the Securities and Exchange Commission, or the SEC, and the New York Stock Exchange, or the NYSE.

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

The board of directors seeks to ensure that the board of directors is composed of members whose particular experience, qualifications, attributes and skills, when taken together, will allow the board of directors to satisfy its oversight responsibilities effectively. New directors are approved by the board of directors after recommendation by the Nominating and Corporate Governance Committee. In the case of a vacancy on the board of directors, the board of directors approves a Director to fill the vacancy following the recommendation of a candidate by the Chairman of the Board. In identifying candidates for director, the Nominating and Corporate Governance Committee and the board of directors take into account (1) the comments and recommendations of board members regarding the qualifications and effectiveness of the existing board of directors or additional qualifications that may be required when selecting new board members that may be made in connection with annual assessments prepared by each director of the effectiveness of the board of directors and of each committee of the board of directors on which he or she serves, (2) the requisite expertise and sufficiently diverse backgrounds of the board of directors’ overall membership composition, (3) the independence of outside directors and other possible conflicts of interest of existing and potential members of the board of directors and (4) all other factors it considers appropriate.

When considering whether directors and nominees have the experience, qualifications, attributes and skills, taken as a whole, to enable the board of directors to satisfy its oversight responsibilities effectively in light of the Company’s business and structure, the Nominating and Corporate Governance Committee and the board of directors focused primarily on the information discussed in each of the directors’ individual biographies set forth above. Although diversity may be a consideration in the selection of directors, the Company and the board of directors do not have a formal policy with regard to the consideration of diversity in identifying director nominees.

Board Meetings

Our board of directors held 16 meetings during fiscal year 2012. During fiscal year 2012, all incumbent directors attended at least 75% of the combined total of (i) all board of directors meetings and (ii) all meetings of committees of the board of directors of which the incumbent director was a member. Matthew R. Niemann,

Nathaniel Redleaf and Lynn Carlson Schell were appointed to our board on February 25, 2012 and Michael Barr was appointed on November 7, 2012. Each of Messrs. Niemann, Redleaf and Barr and Ms. Carlson Schell attended at least 75% of the combined total of board meetings and committee meetings of which they were a member. The board has a policy that all directors attend the annual meeting of stockholders, absent unusual circumstances. The Company did not hold an annual meeting of its stockholders in 2012.

Committees of the Board of Directors

We currently have three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. The charters of all three of our standing board committees are available on our website, www.lyonhomes.com, under the Company—Governance section. The inclusion of our website address in this Annual Report on Form 10-K does not include or incorporate by reference the information on our website into this Annual Report on Form 10-K.

Audit Committee

The Company has a standing Audit Committee, which is chaired by Douglas Ammerman and consists of Messrs. Ammerman, Hunt and Niemann and Ms. Schell. The board of directors has determined that each of these directors is independent as defined by the applicable rules of the NYSE and the SEC, and that each member of the Audit Committee meets the financial literacy and experience requirements of the applicable SEC and NYSE rules. In addition, the board of directors has determined that Mr. Ammerman is an “audit committee financial expert” as defined by the SEC. The Audit Committee met seven times in 2012.

Our Audit Committee charter requires that the Audit Committee oversee our corporate accounting and financial reporting processes. The primary responsibilities and functions of our Audit Committee are, among other things, as follows:

•

approve in advance all auditing services, including the provision of comfort letters in connection with securities offerings and various non-audit services permitted by applicable law to be provided to the Company by its independent auditors;

•	evaluate our independent auditor’s qualifications, independence and performance;

•	determine and approve the engagement and compensation of our independent auditor;

•	meet with our independent auditor to review and approve the plan and scope for each audit and review and recommend action with respect to the results of such audit;

•

annually evaluate our independent auditor’s internal quality-control procedures and all relationships between the independent auditor and the Company which may impact their objectivity and independence;

•	monitor the rotation of partners and managers of the independent auditor as required;

•	review our consolidated financial statements;

•	review our critical accounting policies and estimates, including any significant changes in the Company’s selection or application of accounting principles;

•

review analyses prepared by management and/or the independent auditor setting forth significant financial reporting issues and judgments made in connection with the preparation of the financial statements;

•	resolve any disagreements between management and the independent auditor regarding financial reporting;

•	review and discuss with the Company’s independent auditor and management the Company’s audited financial statements, including related disclosures;

•	discuss with our management and our independent auditor the results of our annual audit and the review of our audited financial statements;

•	meet periodically with our management and internal audit team to consider the adequacy of our internal controls and the objectivity of our financial reporting;

•

establish procedures for the receipt, retention and treatment of complaints regarding internal accounting controls or auditing matters and the confidential, anonymous submission by employees of concerns regarding questionable accounting or auditing matters; and

•	retain, in its sole discretion, its own separate advisors.

Compensation Committee

The Company has a standing Compensation Committee, which is chaired by Matthew R. Niemann and consists of Messrs. Hunt, Ammerman, Barr, and Niemann and Ms. Schell. Our board of directors has determined that each of these directors is independent under NYSE rules and qualifies as a non-employee director for purposes of Rule 16b-3 under the Securities Exchange Act of 1934, as amended, or the Exchange Act. The Compensation Committee met five times in 2012.

Pursuant to its charter, the primary responsibilities and functions of our Compensation Committee are, among other things, as follows:

•	evaluate the performance of executive officers in light of certain corporate goals and objectives and determine and approve their compensation packages;

•	recommend to the board of directors new compensation programs or arrangements if deemed appropriate;

•	recommend to the board of directors compensation programs for directors based on the practices of similarly situated companies;

•	counsel management with respect to personnel compensation policies and programs;

•	review and approve all equity compensation plans of the Company;

•	oversee the Company’s assessment of any risks arising from its compensation programs and policies likely to have a material adverse effect on the Company;

•	prepare an annual report on executive compensation for inclusion in our proxy statement; and

•	retain, in its sole discretion, its own separate advisors.

Nominating and Corporate Governance Committee

The Company has a standing Nominating and Corporate Governance Committee, which is chaired by Gary H. Hunt and consists of Messrs. Hunt, Ammerman, Barr, Niemann and Redleaf and Ms. Schell. Our board of directors has determined that each of these directors is independent under NYSE rules. The Nominating and Corporate Governance Committee did not meet in 2012.

Pursuant to its charter, the primary responsibilities and functions of our Nominating and Corporate Governance Committee are, among other things, as follows:

•	establish standards for service on our board of directors and nominating guidelines and principles;

•	identify, screen and review qualified individuals to be nominated for election to our board of directors and to fill vacancies or newly created board positions;

•	assist the board of directors in making determinations regarding director independence as well as the financial literacy and expertise of Audit Committee members and nominees;

•	establish criteria for committee membership and recommend directors to serve on each committee;

•	consider and make recommendations to our board of directors regarding its size and composition, committee composition and structure and procedures affecting directors;

•	conduct an annual evaluation and review of the performance of existing directors;

•	review and monitor compliance with, and the effectiveness of, the Company’s Corporate Governance Guidelines and its Code of Business Conduct and Ethics;

•

monitor our corporate governance principles and practices and make recommendations to our board of directors regarding governance matters, including our certificate of incorporation, bylaws and charters of our committees; and

•	retain, in its sole discretion, its own separate advisors.

Other Committees

Our board of directors may establish other committees as it deems necessary or appropriate from time to time.

Board Leadership Structure

Our current leadership structure permits the roles of Chairman of the Board and Chief Executive Officer to be filled by the same or different individuals. Effective as of March 6, 2013, William H. Lyon assumed the role of Chief Executive Officer, with General Lyon continuing as Chairman of the Board and Executive Chairman. Our board of directors has determined this structure to be in the best interests of the Company and its stockholders at this time due to General Lyon’s extensive history with the Company. Separating the Chairman of the Board and Chief Executive Officer roles further allows the Chief Executive Officer to focus his time and energy on operating and managing the Company and leveraging the experience and perspectives of the Chairman of the Board.

Furthermore, Mr. Hunt serves as our lead independent director, and has served in such role since May 2012. As the board’s lead independent director, Mr. Hunt holds a critical role in assuring effective corporate governance and in managing the affairs of our board of directors. Among other responsibilities, Mr. Hunt:

•	presides over executive sessions of the board of directors and over board meetings when the Chairman of the Board is not in attendance;

•

consults with the Chairman of the Board and other board members on corporate governance practices and policies, and assuming the primary leadership role in addressing issues of this nature if, under the circumstances, it is inappropriate for the Chairman of the Board to assume such leadership;

•	meets informally with other outside directors between board meetings to assure free and open communication within the group of outside directors;

•	assists the Chairman of the Board in preparing the board agenda so that the agenda includes items requested by non-management members of our board of directors;

•	administers the annual board evaluation and reporting the results to the Nominating and Corporate Governance Committee; and

•	assumes other responsibilities that the non-management directors might designate from time to time.

The Board periodically reviews the leadership structure and may make changes in the future.

Board Risk Oversight

The board of directors is actively involved in oversight of risks that could affect the Company. The board of directors satisfies this responsibility through full reports by each committee chair (principally, the Audit Committee chair) regarding such committee’s considerations and actions, as well as through regular reports directly from the officers responsible for oversight of particular risks within the Company.

The Audit Committee is primarily responsible for overseeing the risk management function at the Company on behalf of the board of directors. In carrying out its responsibilities, the Audit Committee works closely with management. The Audit Committee meets at least quarterly with members of management and, among things, receives an update on management’s assessment of risk exposures (including risks related to liquidity, credit and operations, among others). The Audit Committee chair provides periodic reports on risk management to the full board of directors.

In addition to the Audit Committee, the other committees of the board of directors consider the risks within their areas of responsibility. For example, the Compensation Committee considers the risks that may be implicated by the Company’s executive compensation programs. The Company does not believe that risks relating to its compensation policies and practices are reasonably likely to have a material adverse effect on the Company.

Compensation Committee Interlocks and Insider Participation

The members of the Company’s Compensation Committee are Douglas K. Ammerman, Michael Barr, Gary H. Hunt, Matthew R. Niemann and Lynn Carlson Schell. None of the members of the Compensation Committee has ever been an officer or employee of the Company or any of its subsidiaries. None of the Company’s named executive officers has ever served as a director or member of the Compensation Committee (or other board committee performing equivalent functions) of another entity, one of whose executive officers served in either of those capacities for the Company.

Stockholder Communications with the Board of Directors

Stockholders may send communications to our board of directors by writing to the Company, c/o William Lyon Homes, 4490 Von Karman Avenue, Newport Beach, California 92660, Attention: Board of Directors.

Information Regarding Executive Officers of William Lyon Homes

The executive officers of the Company are chosen annually by the Board of Directors and each holds office until his or her successor is chosen and qualified or until his or her death, resignation or removal. There are no family relationships between any director or executive officer and any other director or executive officer of the Company, except for William Lyon and William H. Lyon, who are father and son. The following table lists the Company’s executive officers and provides their respective ages as of March 11, 2013 and their current positions.

Name	Age	Position
William H. Lyon	39	Director and Chief Executive Officer
Matthew R. Zaist	38	President and Chief Operating Officer
General William Lyon	90	Chairman of the Board of Directors and Executive Chairman
Colin T. Severn	41	Vice President, Chief Financial Officer and Corporate Secretary
Richard S. Robinson	65	Senior Vice President of Finance
Mary J. Connelly	61	Senior Vice President and Nevada Division President
W. Thomas Hickcox	60	Senior Vice President and Arizona Division President
Brian W. Doyle	49	Senior Vice President and California Region President
J. Eric Eckberg	52	Senior Vice President and Colorado Division President
Maureen L. Singer	49	Vice President of Human Resources

Officers serve at the discretion of the Board of Directors, subject to rights, if any, under contracts of employment. See “Employment Agreements and Severance Benefits” in Part III, Item 11. Biographical information for General Lyon and Mr. William H. Lyon is provided above.

Matthew R. Zaist, the Company’s current President and Chief Operating Officer, joined the Company in 2000 as the Company’s Chief Information Officer. Since joining the Company, Mr. Zaist has served in a number of corporate operational roles, including Executive Vice President from January 2010 to March 2013 and previously, Corporate Vice President—Business Development & Operations from April 2009 to January 2010. Prior to that, Mr. Zaist served as Project Manager and Director of Land Acquisition for the Company’s Southern California Region. In his current role, Mr. Zaist is responsible for the overall management of the Company’s operations and is a member of the Company’s Executive Committee, Chairman of the Company’s Land Committee and Vice Chairman of the Company’s Management Development and Risk Management Committee. In his most recent role as Executive Vice President, Mr. Zaist oversaw and managed the Company’s restructuring efforts and successful recapitalization. Mr. Zaist is a member of the Executive Committee for the University of Southern California’s Lusk Center for Real Estate. Prior to joining William Lyon Homes, Mr. Zaist was a principal with American Management Systems (now CGI) in their State & Local Government practice. Mr. Zaist holds a B.S. from Rensselaer Polytechnic Institute in Troy, New York.

Colin T. Severn, Vice President, Chief Financial Officer and Corporate Secretary, joined the Company in December 2003, and served in the role of Financial Controller until April 3, 2009. Since April 3, 2009, Mr. Severn served as Vice President, Corporate Controller and Corporate Secretary until his promotion to Chief Financial Officer by approval of the board of directors of the Company on August 11, 2009. Mr. Severn oversees the Company’s accounting and finance, treasury, and investor relations functions. Mr. Severn is a member of the Company’s Land Committee. Mr. Severn is a CPA (inactive) and has more than 17 years of experience in real estate accounting and finance, including positions with an international accounting firm, and other real estate and homebuilding companies. Mr. Severn holds a B.A. in Business Administration with concentrations in Accounting and Finance from California State University, Fullerton.

Richard S. Robinson, Senior Vice President of Finance, has held this title and served in this capacity since joining the Company in 1999 when it acquired substantially all of the assets of the former William Lyon Homes, where Mr. Robinson had served since May 1997 as Senior Vice President, and as Vice President—Treasurer and other administrative positions at The William Lyon Company or one of its subsidiaries or affiliates since his hire in June 1979. His experience in residential real estate development and homebuilding finance totals more than 30 years.

Mary J. Connelly, Senior Vice President and Nevada Division President, has held this title and served in this capacity since joining The Presley Companies in May 1995, after eight years’ association with Gateway Development, six of which were served as Managing Partner in Nevada. Ms. Connelly was Vice President of Finance for the Company’s San Diego Division from 1985 to 1987, and she has more than 25 years of experience in the real estate development and homebuilding industry. She received her bachelor’s degree in Arts Business Administration with a concentration in accounting from the University of California, Los Angeles and Cal State University, Fullerton and her Masters of Science in Business Administration from the University of California, Irvine.

W. Thomas Hickcox, Senior Vice President and Arizona Division President, has held this title and served in this capacity since joining the Company in May 2000. Mr. Hickcox was previously President of Continental Homes in Phoenix, Arizona, with 16 years of service at that company. Mr. Hickcox has more than 25 years of experience in the real estate development and homebuilding industry. He received his bachelor’s degree in finance from Indiana University.

Brian W. Doyle, Senior Vice President and California Region President, joined the Company in 1999 when it acquired substantially all of the assets of the former William Lyon Homes, where Mr. Doyle had served as Director of Sales and Marketing for the Southern California Division after his hire in November 1997. In January 2006, Mr. Doyle became Vice President and Division Manager for the San Diego Division. In January 2008, Mr. Doyle became Division President for the San Diego/Inland Division. In February 2009, Mr. Doyle became the Southern California Division President and in 2010, was promoted to California Region President. Mr. Doyle has more than 23 years of experience in the real estate development and homebuilding industry.

J. Eric Eckberg, Senior Vice President and Colorado Division President, has held this position since the acquisition of Village Homes in December 2012, where he served as President of Village Homes. Mr. Eckberg has over 25 years of senior level experience in community development and homebuilding in Colorado. He serves on the Executive Committee for HomeAid Colorado as Past President and is a board member for the Homebuilders Association of Metropolitan Denver. Mr. Eckberg received a BBSA in Real Estate and Construction Management from the University of Denver.

Maureen L. Singer, Vice President of Human Resources, joined the Company in 2003 as Director of Human Resources, and was promoted to Vice President in 2007. Ms. Singer is responsible for all aspects of human resources including employee relations, compensation, benefits, compliance and staffing. Prior to joining the Company, she worked for Automatic Data Processing for over 16 years. Ms. Singer has more than 20 years of experience and holds a B.A. in Business Administration from California State University, Fullerton.

On December 19, 2011, the Company and its subsidiaries filed voluntary petitions with the U.S. Bankruptcy Court for the District of Delaware to seek approval of the Prepackaged Joint Plan of Reorganization, or the Plan. At that time, the officers listed above, with the exception of Mr. Eckberg, served as executive officers of the Company in their respective capacities. Post-emergence from bankruptcy on February 25, 2012, such officers continued to serve as executive officers of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

During 2012, the Company had no class of equity securities registered under Section 12 of the Securities Exchange Act of 1934. Accordingly, no reports were required to be filed during or with respect to the year ended December 31, 2012 on Form 3, Form 4 and Form 5 by the Company’s directors, officers and 10% stockholders.

Code of Ethics and Business Conduct

The board of directors has adopted a Code of Business Conduct and Ethics, or the Code of Ethics, that is applicable to all directors, employees and officers of the Company. The Code of Ethics constitutes the Company’s “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act. The Company intends to disclose future amendments to certain provisions of the Code of Ethics, or waivers of such provisions applicable to the Company’s directors and executive officers, on the Company’s website at www.lyonhomes.com.

The Code of Ethics is available on the Company’s website at www.lyonhomes.com. In addition, printed copies of the Code of Ethics are available upon written request to Investor Relations, William Lyon Homes, 4490 Von Karman Avenue, Newport Beach, California 92660.

Item 11.	Executive Compensation

Executive Summary

Key Compensation Decisions and Actions in 2012:

•	The Compensation Committee retained an independent compensation consultant to advise the Compensation Committee on executive compensation matters.

•	Base salaries remained the same for named executive officers in 2012.

•	The Company adopted an equity incentive plan and introduced long-term equity compensation as an element of its pay practices.

•	The Company entered into new employment agreements to retain key talent among its named executive officer group.

Compensation Discussion and Analysis

This Compensation Discussion and Analysis section discusses the material elements of the compensation programs and policies in place for the Company’s named executive officers, or NEOs, during 2012. For the fiscal year ended December 31, 2012, the Company had five NEOs, as follows:

•	General William Lyon, Chairman of the Board and Chief Executive Officer;

•	William H. Lyon, President and Chief Operating Officer;

•	Matthew R. Zaist, Executive Vice President;

•	Colin T. Severn, Vice President, Chief Financial Officer and Corporate Secretary; and

•	Brian W. Doyle, Senior Vice President and California Region President.

Compensation Philosophy and Objectives

The goals of the Company’s compensation program are to provide significant rewards for successful performance and to encourage retention of top executives who may have attractive opportunities at other companies, given the highly competitive homebuilding industry. At the same time, the Company tries to keep its selling, general and administrative, or SG&A, costs at competitive levels when compared with other major homebuilders.

Role of the Compensation Committee and Compensation Consultants

The Company’s executive compensation decisions are made by the Compensation Committee, which is composed entirely of independent non-employee members of the Company’s board of directors. The Compensation Committee receives recommendations from the Company’s senior executive management team regarding the compensation of the Company’s executives. The Compensation Committee also consults with outside independent compensation consultants as it deems appropriate. In March 2012, the Compensation Committee retained Christenson Advisors as its independent compensation consultant to advise the Compensation Committee with respect to various elements of our executive compensation pay structure for 2012 and going forward. In 2012, Mr. William H. Lyon and Mr. Zaist were involved in the compensation process by making recommendations to the Compensation Committee regarding compensation for the NEOs and other senior executives and by working with Christenson Advisors to give them the information necessary to enable them to complete their reports.

In general, the Compensation Committee strives to achieve an appropriate mix between equity incentive awards and cash payments in order to meet its compensation objectives. The objective of the Company’s non-cash and long-term incentive-based programs is to align the compensation of the NEOs with the interests of the Company’s stockholders. However, the Compensation Committee does not have rigid apportionment goals or policies for allocating compensation between long-term and short-term compensation or cash and non-cash compensation. The Company’s mix of compensation elements is designed to reward recent results and motivate long-term performance through a combination of cash and equity incentive awards. The differences in NEO compensation levels reflect to a significant degree the varying roles and responsibilities of each NEO.

During 2012, the Compensation Committee reviewed the Company’s compensation programs and practices in light of certain comparative data on long-term equity compensation, base salaries and bonuses compiled by its independent compensation consultant, Christenson Advisors, at the request of the Compensation Committee. Given the anticipation that the Company would become publicly traded, Christenson Advisors compiled information on the compensation practices of a public homebuilder peer group that included the following companies: Beazer Homes, DR Horton, Hovnanian Enterprises, KB Home, Lennar, MDC Holdings, Meritage Homes, Pulte Group, Ryland Group, Standard Pacific and Toll Brothers. In selecting the homebuilders most comparable to the Company to be included in the peer group, Christenson Advisors focused on companies’ size, location and development projects, as well as the background and experience of management. Christenson also provided the Compensation Committee with select compensation data for a number of private homebuilder companies, based on Christenson’s survey of such companies.

In setting the compensation levels of the Company’s executive officers for 2012, the Compensation Committee reviewed the peer group data compiled by Christenson Advisors and relied on Christenson Advisors’ peer group analyses of public and private homebuilders, utilizing this data to justify the Compensation Committee’s decisions regarding compensation levels for the Company’s executive officers for 2012. In arriving at its decisions, the Compensation Committee generally benchmarked its decisions against the bottom quartile of the public homebuilder peer group companies and the top quartile of the private homebuilder data in the analyses provided by Christenson Advisors. Benchmarking against peer group companies was one aspect of the process used to establish fiscal year 2012 compensation, as the Compensation Committee also relied on its experience and judgment as well as the Company’s recent performance and restructuring and the current economic environment to set overall compensation levels. The Compensation Committee also based its determinations for 2012 compensation levels on each individual NEO’s leadership qualities, operational performance, business responsibilities, career with our company, current compensation arrangements and long-term potential to enhance stockholder value. The Compensation Committee has been advised by Christenson Advisors that 2012 overall compensation for our NEOs fell within the targeted benchmark of the bottom quartile of the public homebuilder peer group companies and the top quartile of the private homebuilders surveyed by Christenson, adequately reflecting the Company’s relative market position and growth as it emerged from restructuring.

Elements of Compensation

Base Salary

The Company’s Compensation Committee generally reviews the base salary of the Company’s NEOs annually. Salary is the principal component of the compensation of General Lyon and Mr. Lyon, who together hold a significant equity stake in the Company and as a result have incentives generally aligned with the Company’s other stockholders. With respect to Messrs. Severn, Zaist and Doyle, the Company does not regard salary as the principal component of compensation, and also uses short-term annual bonuses and long-term equity incentives to reward performance and loyalty while keeping SG&A costs competitive. In 2012, the Compensation Committee balanced the goals of maintaining competitive salaries while also being mindful of the Company’s financial position, determining that each NEO’s base salary as of the end of 2011 would continue unchanged throughout 2012. The table below shows the annual base salary for each NEO as of December 31, 2012.

Name	Annual Base Salary ($)
General William Lyon	1,000,000
Colin T. Severn	200,000
William H. Lyon	500,000
Matthew R. Zaist	350,000
Brian W. Doyle	275,000

2012 Annual Bonuses

The Compensation Committee, in its sole discretion, determined awards of annual bonuses for fiscal year 2012 based on Christenson Advisors’ peer group analyses, described above, as well as a number of subjective Company and individual performance factors, including but not limited to, the Company’s profitability and growth emerging from Chapter 11 restructuring and each NEO’s contribution to the Company and leadership and initiative in helping the Company emerge from the restructuring. Because 2012 served as a transitional year for the Company as it emerged from restructuring, the Compensation Committee determined it would be more appropriate to award 2012 annual bonuses on a number of subjective factors, rather than objective performance criteria. No one subjective factor was determinative or given any specific weight in the Compensation Committee’s decisions with respect to each NEO’s 2012 annual bonus award.

An NEO’s right to receive a bonus is conditioned on his being actively employed by the Company on the date of payment, except in the case of a termination of employment without cause or for good reason. Bonuses for a particular year will be paid out over two years, with 75% paid following the determination of the bonus, and 25% paid one year later, conditioned on continued employment to the date of payment, except in the case of a termination of employment without cause or for good reason. These provisions help ensure the loyalty and continued service of the Company’s NEOs.

In 2012, each NEO was eligible to receive a bonus pursuant to his individual employment agreement, in an amount to be determined at the discretion of the Compensation Committee. The Compensation Committee determined to award 2012 annual bonuses at target level for each eligible NEO, as set forth in his employment agreement, as shown in the table below based on the Company’s overall performance in 2012 as well as each NEO’s individual performance and contributions.

NAME	2012 BONUS ($)
General William Lyon	500,000
Colin T. Severn	120,000
William H. Lyon	250,000
Matthew R. Zaist	437,500
Brian W. Doyle	206,250

Long-Term Equity-Based Compensation

Pursuant to the Chapter 11 joint plan of reorganization, the Company was required to adopt the 2012 Equity Incentive Plan and grant up to 8% of the capital stock of the Company in the form of equity awards to eligible participants. The plan of reorganization required that the Company issue up to 4% of the capital stock of the Company to certain key executives, with 50% of such equity awards to be in the form of Class D service-based restricted shares and 50% in the form of service-based stock options to acquire Class D common shares, to be issued or awarded upon or as soon as practicable following the effective date of the plan of reorganization, which was February 25, 2012. The Compensation Committee, in consultation with Christenson Advisors, determined the number of shares to be reserved for issuance under the 2012 Equity Incentive Plan as required in the plan of reorganization and also determined the allocation of the 4% of the Company’s capital stock among the NEOs including the number of restricted shares and stock options to be granted to each NEO, based on the officer’s position with the Company and the fair market value of our stock at the time of grant.

On October 1, 2012, the Company granted each of Messrs. Zaist, Severn and Doyle the following equity incentive awards under the 2012 Plan, pursuant to the plan of reorganization and in connection with the adoption of their new employment agreements, described in further detail below.

	Restricted Stock	5-Year Options	10-Year Options
Matthew R. Zaist	1,200,000	489,360	1,400,000
Colin Severn	200,000	73,360	234,000
Brian Doyle	550,000	201,740	642,000

The ten-year options have a term of ten years. The five-year options have a term of five years and are subject to mandatory exercise upon the earlier of an initial public offering of the Company or the expiration of the five-year term, provided, that if the initial public offering occurs prior to the applicable vesting date of the options, such options will be exercised upon the applicable vesting date. The five-year options and ten-year options will be treated as incentive stock options to the maximum extent permitted by law.

Each of the restricted stock and option awards vests as follows: 50% of the restricted shares and 50% of the options vested on the date of grant (October 1, 2012), with the remaining 50% of the shares and options vesting in three equal installments on each of December 31, 2012, 2013 and 2014, subject to the executive’s continued employment through the applicable vesting date and accelerated vesting as set forth in the applicable award agreement.

The awards were partially vested on the date of grant to be consistent with the requirements of the plan of reorganization, which required the issuance of the equity awards to certain of the Company’s key executives upon or as soon as practicable following the effective date of the plan of reorganization, as well as to compensate the loyalty and hard work of the NEOs and management through the Company’s restructuring. The Compensation Committee also provided for additional vesting dates through 2014 to retain and incentivize the key executives of the Company and tie their interests to the long-term interests and goals of the Company and its stockholders.

Automobile Allowance

Each NEO is entitled to an annual automobile allowance of $4,800 ($400 per month), payable in accordance with the Company’s regular payroll schedule. In addition, each of Messrs. Zaist, Severn and Doyle is entitled to Company-paid gasoline for use of his personal vehicle.

Retirement Savings

The Company has established a 401(k) retirement savings plan for its employees, including the NEOs, who satisfy certain eligibility requirements. Under the 401(k) plan, eligible employees may elect to contribute pre-tax amounts, up to a statutorily prescribed limit, to the 401(k) plan. For 2012, the prescribed annual limit was $17,000, plus up to an additional $5,500 “catch-up” contribution available for eligible participants over age 50. The Company believes that providing a vehicle for tax-preferred retirement savings through the 401(k) plan adds to the overall desirability of its executive compensation package and further incents the Company’s employees, including the NEOs, in accordance with the Company’s compensation policies.

Employment Agreements and Severance Benefits

General William Lyon and William H. Lyon

Effective February 25, 2012, the Company and California Lyon entered into employment agreements with General William Lyon and William H. Lyon, pursuant to which General Lyon will continue to serve as the Chairman of the Board of Directors and Chief Executive Officer of the Company and California Lyon, and William H. Lyon will continue to serve as President and Chief Operating Officer of the Company and California Lyon. On March 6, 2013, the Company’s board of directors established the new role of Executive Chairman for General Lyon. General Lyon will no longer serve as Chief Executive Officer of the Company but will continue to serve as Chairman of the Board. The Company’s board of directors appointed William H. Lyon to serve as Chief Executive Officer of the Company.

The term of each employment agreement expires on December 31, 2014, subject to earlier termination as provided in the employment agreement. Under the employment agreements, General Lyon and William H. Lyon are entitled to annual salaries of $1 million and $500,000 per year, respectively.

Under these employment agreements, each executive has the right to earn a bonus of up to 50% of base salary during the 2012 fiscal year, as determined by the Compensation Committee. After 2012, bonuses will be payable under a senior executive bonus program to be established by the Company’s Compensation Committee. The payment of a portion of the bonuses will be deferred as provided in the employment agreements.

In the event of the termination of the executive’s employment by California Lyon without “cause” as defined in each employment agreement or the termination by the executive of his employment for “good reason” as defined in each employment agreement, the executive is entitled to receive (i) a payment equal to the greater of 18 months of salary or the amount of salary otherwise payable for the remainder of the scheduled term of employment; (ii) any deferred and unpaid bonuses; and (iii) the amount of bonus that the executive would have earned in the year of termination. In addition, the executive is entitled to receive reimbursement for certain health benefits coverage through the earlier of the end of the originally scheduled term of employment (but not less than 6 months after the date of termination) and the date when the executive becomes covered under another group health or disability plan.

Under the employment agreements, “good reason” will be deemed to have occurred, among other things, (i) if California Lyon breaches the employment agreement (including a material reduction in compensation, title, positions, responsibilities, authority or duties), (ii) if the Company or California Lyon ceases to acquire or develop land or materially changes its business, or invests or engages in new businesses that compete with Lyon Management Group, Inc. and/or Lyon Capital Ventures, LLC, (iii) upon the relocation (without the executive’s consent) of the executive’s or California Lyon’s principal place of business outside of Orange County, California; or (iv) upon the occurrence of a change of control, as defined in the employment agreement.

In the event of a termination of the executive’s employment due to death or disability, the executive (or his estate) will be entitled to receive (i) a payment equal to the amount of salary otherwise payable for the remainder of the scheduled term of employment; (ii) any deferred and unpaid bonuses; and (iii) continued health insurance coverage for a specified period of time following termination.

Matthew Zaist, Colin Severn and Brian Doyle

Effective July 1, 2011, California Lyon entered into executive employment agreements with Messrs. Zaist, Severn and Doyle (the “Old Employment Agreements”). The Old Employment Agreements were replaced by executive employment agreements entered into effective as of September 1, 2012, between California Lyon and each of Messrs. Zaist, Severn and Doyle (the “New Employment Agreements” and, together with the Old Employment Agreements, the “Employment Agreements”).

The term of Mr. Zaist’s New Employment Agreement will expire on August 31, 2015, subject to earlier termination as provided in the agreement. The term of each of Mr. Severn’s and Mr. Doyle’s New Employment

Agreements will be for an initial period expiring March 31, 2013, with automatic one-year renewal periods annually thereafter unless either California Lyon or the executive provides the other with written notice of nonrenewal at least 60 days prior to the expiration of the term. Pursuant to the New Employment Agreements, Messrs. Zaist, Severn and Doyle will continue to serve as the (1) Executive Vice President, (2) Vice President, Chief Financial Officer and Corporate Secretary, and (3) Senior Vice President and California Region President, respectively, of the Company and California Lyon. Effective as of March 6, 2013, the Company’s board of directors appointed Mr. Zaist to serve as the Company’s President and Chief Operating Officer. The description below summarizes the Employment Agreements, noting where the New Employment Agreements differ materially from the Old Employment Agreements.

Under the Employment Agreements, Messrs. Zaist, Severn and Doyle are entitled to annual base salaries of $350,000, $200,000 and $275,000, respectively. Each executive’s annual base salary is subject to increase (but not decrease) from time to time, in the sole discretion of the Compensation Committee.

Messrs. Zaist, Severn and Doyle each have the right to earn a cash bonus during the 2012 fiscal year with a target amount equal to 125%, 60% and 75% of base salary, respectively. Under his Old Employment Agreement, Mr. Zaist’s target bonus was equal to 70% of his base salary, but the Compensation Committee determined to increase his target bonus percentage to reflect his growing leadership role with the Company. After 2012, target bonus levels will be established by the Compensation Committee in its sole discretion, provided that for Mr. Zaist, the target cash bonus will not be less than 125% of his annual base salary. If awarded, the bonus would be paid in part in 2013 and in part in 2014, as provided for in the employment agreements.

In the event of a termination of the executive’s employment due to death or disability, by California Lyon for “cause” or by the executive without “good reason,” the executive (or his estate) will be entitled to receive no benefits other than accrued but unpaid base salary and vacation benefits through the date of termination.

Under the New Employment Agreements, in the event of the termination of the executive’s employment by California Lyon without “cause,” as defined in the employment agreements, or the termination by the executive of his employment for “good reason,” as defined below, the executive is entitled to receive (i) a payment equal to the product of (A) 1.5, in the case of Mr. Zaist, and 1.0, in the case of Messrs. Severn and Doyle, multiplied by (B) the sum of the executive’s annual salary plus target cash bonus at the time of his termination of employment; (ii) any deferred and unpaid bonuses; (iii) in the case of Mr. Zaist, accelerated vesting in full of all restricted stock awards and options granted under the 2012 Plan and, in the case of each of Messrs. Severn and Doyle, if such termination occurs on or within 12 months following a change in control as defined in the employment agreement (and the executive’s respective equity awards are not assumed by the successor corporation), accelerated vesting in full of all restricted stock awards and options granted at the time of execution of such executive’s employment agreement; (iv) reimbursement for certain health benefits coverage through the earlier of (A) the end of the six-month period (twelve-month period in the case of Mr. Zaist) beginning on the first day of the month following the month of the executive’s termination of employment and (B) the date when the executive becomes covered under another employer’s group health or disability plan; and (v) in the case of Mr. Zaist, a release of claims from California Lyon, the Company and their affiliates.

Each executive’s receipt of the foregoing severance benefits is conditioned on his execution of a general release in favor of California Lyon and his compliance with certain noncompetition and nonsolicitation obligations. The Employment Agreements also provide that the executives will be indemnified to the maximum extent permitted by applicable law.

Under the Employment Agreements, “good reason” generally includes (i) a material breach of the employment agreement by California Lyon (including a material reduction in authority, duties or base salary), (ii) a relocation of the executive’s or California Lyon’s principal place of business outside a specified area, or (iii) the occurrence of a “change in control”, as defined in the employment agreement. In addition, under Mr. Zaist’s New Employment Agreement, “good reason” also includes certain changes with respect to Mr. Zaist’s reporting relationship within the Company or in the senior management structure of the Company.

Tax and Accounting Considerations

Section 162(m) of the Internal Revenue Code

Generally, Section 162(m) of the Internal Revenue Code of 1986, as amended, or the Code, disallows a tax deduction to any publicly held corporation for any individual remuneration in excess of $1.0 million paid in any taxable year to its chief executive officer and each of its other NEOs, other than its chief financial officer. However, remuneration in excess of $1.0 million may be deducted if, among other things, it qualifies as “performance-based compensation” within the meaning of the Code. Because the Company is not currently subject to Section 162(m), it currently is not a factor in the Company’s compensation decisions.

Section 280G of the Internal Revenue Code

Section 280G of the Code disallows a tax deduction with respect to excess parachute payments to certain executives of companies that undergo a change in control. In addition, Section 4999 of the Code imposes a 20% excise tax on the individual with respect to the excess parachute payment. Parachute payments are those amounts of compensation linked to or triggered by a change in control and may include, but are not limited to, bonus payments, severance payments, certain fringe benefits, and payments and acceleration of vesting from long-term incentive plans including stock options and other equity-based compensation. Excess parachute payments are parachute payments that exceed a threshold determined under Section 280G of the Code based on the executive’s prior compensation. In approving certain compensation arrangements for the NEOs in the future, the Compensation Committee may consider all elements of the cost to the Company of providing such compensation, including the potential impact of Section 280G of the Code. However, the Compensation Committee may, in its judgment, authorize compensation arrangements that could give rise to loss of deductibility under Section 280G of the Code and the imposition of excise taxes under Section 4999 of the Code when it believes that such arrangements are appropriate to attract and retain executive talent.

Section 409A of the Internal Revenue Code

Section 409A of the Code requires that “nonqualified deferred compensation” be deferred and paid under plans or arrangements that satisfy the requirements of the statute with respect to the timing of deferral elections, timing of payments and certain other matters. Failure to satisfy these requirements can expose employees and other service providers to accelerated income tax liabilities, penalty taxes and interest on their vested compensation under such plans. Accordingly, as a general matter, it is the Company’s intention to design and administer its compensation and benefits plans and arrangements for all of its employees and other service providers, including the NEOs, so that they are either exempt from, or satisfy the requirements of, Section 409A.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the board of directors of the Company that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

THE COMPENSATION COMMITTEE

Matthew R. Niemann, Chairman

Douglas K. Ammerman

Michael Barr

Gary H. Hunt

Lynn Carlson Schell

Summary Compensation Table

The following table sets forth certain information with respect to compensation for the 2012, 2011 and 2010 fiscal years earned by, awarded to or paid to the NEOs.

Name and Principal Position	Year	Salary ($)(1)		Bonus ($)	Stock Awards ($)(2)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
General William Lyon	2012	1,000,000		500,000	—	—	—	—	—		1,500,000
Chairman of the Board	2011	1,000,000		—	—	—	—	—	—		1,000,000
and Chief Executive Officer (Principal Executive Officer)	2010	1,000,000		—	—	—	—	—	—		1,000,000

Colin T. Severn	2012	200,000		120,000	210,000	196,014	—	—	—		726,014
Vice President, Chief	2011	200,000		—	—	—	165,497	—	—		365,497
Financial Officer and Corporate Secretary (Principal Financial Officer)	2010	200,000		—	—	—	137,330	—	—		337,330

William H. Lyon	2012	453,847	(3)	250,000	—	—	—	—	—		703,847
Director, President and Chief Operating Officer	2011	490,385		—	—	—	—	—	—		490,385
	2010	486,538		—	—	—	—	—	—		486,538

Matthew R. Zaist	2012	350,000		437,500	1,260,000	1,192,966	—	—	—		3,240,466
Executive Vice President	2011	330,769		—	—	—	324,620	—	—		655,389
	2010	225,000		—	—	—	187,328	—	—		412,328

Brian W. Doyle	2012	275,000		206,250	577,500	537,971	—	—	11,767	(4)	1,608,488
Senior Vice President	2011	267,308		—	—	—	318,743	—	—		586,051
and California Region President	2010	221,154		—	—	—	204,665	—	—		425,819

(1)	The annual base salary for each of our NEOs is disclosed in “—Elements of Compensation—Base Salary” above.
(2)	The amounts shown represent the grant date fair value of restricted stock and option grants computed in accordance with FASB ASC Topic 718. Each restricted stock and option award granted in 2012 vests as follows: 50% of the shares and options vested on the date of grant, with the remaining 50% of the shares and options vesting in three equal installments on each of December 31, 2012, 2013 and 2014.
(3)	Reflects Mr. Lyon’s annual base salary of $500,000 with $46,153 in forgone salary in 2012 resulting from unpaid vacation.
(4)	Reflects Mr. Doyle’s annual automobile allowance of $4,800 and $6,967 of gasoline paid by the Company for Mr. Doyle’s personal vehicle.

Grants of Plan-Based Awards

The following table sets forth summary information regarding all grants of plan-based awards made to our NEOs for the year ended December 31, 2012:

		All other stock awards: Number of shares of stock (#)(1)	All other option awards: Number of securities underlying options (#)(1)	Exercise or base price of option awards ($/Sh) (2)	Grant date fair value of stock and option awards ($)(3)
Name	Grant Date

Colin T. Severn	10/01/2012	200,000			210,000
	10/01/2012		307,360	1.05	196,014

Matthew R. Zaist	10/01/2012	1,200,000			1,260,000
	10/01/2012		1,889,360	1.05	1,192,966

Brian W. Doyle	10/01/2012	550,000			577,500
	10/01/2012		843,740	1.05	537,971

(1)	Each of the restricted stock and option awards granted on October 1, 2012, vests as follows: 50% of the shares and options vested on the date of grant, with the remaining 50% of the shares and options vesting in three equal installments on each of December 31, 2012, 2013 and 2014, subject to the executive’s continued employment through the applicable vesting date and accelerated vesting as set forth in the applicable award agreement.
(2)	The Company’s board of directors determined the fair market value of the Class D common stock on the date of grant to be $1.05.
(3)	The value of the restricted stock and option awards shown represents the grant date fair value as prescribed under FASB ASC Topic 718, based on the fair market value of the Class D common stock on the date of grant, which was determined by the Company’s board of directors to be $1.05. The restricted shares have a grant date fair value of $1.05 per share. The five-year options have a grant date fair value of $0.401 per share subject to the option. The ten-year options have a grant date fair value of $0.712 per share subject to the option.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth summary information regarding the outstanding equity awards held by our NEOs at December 31, 2012:

	Option Awards				Stock Awards
Name	Number of securities underlying unexercised options exercisable (#)	Number of securities underlying unexercised options unexercisable (#)(1)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#) (1)	Market value of shares or units of stock that have not vested ($)(2)
Colin T. Severn	48,906	24,454	1.05	10/01/2017	66,667	70,000
	156,000	78,000	1.05	10/01/2022
Matthew R. Zaist	326,240	163,120	1.05	10/01/2017	400,000	420,000
	933,333	466,667	1.05	10/01/2022
Brian W. Doyle	134,493	67,247	1.05	10/01/2017	183,334	192,501
	428,000	214,000	1.05	10/01/2022

(1)	The table below shows on a grant-by-grant basis the vesting schedules relating to the restricted stock and option awards that are represented in the above table.

Name	Grant Date	Award Type	Vesting Schedule
Colin T. Severn	10/01/2012	Restricted Stock	33,333 shares vest on 12/31/2013 and 33,334 shares vest on 12/31/2014
	10/01/2012	5-year Options	12,227 options vest on each of 12/31/2013 and 12/31/2014
	10/01/2012	10-year Options	39,000 options vest on each of 12/31/2013 and 12/31/2014
Matthew R. Zaist	10/01/2012	Restricted Stock	200,000 shares vest on each of 12/31/2013 and 12/31/2014
	10/01/2012	5-year Options	81,560 options vest on each of 12/31/2013 and 12/31/2014
	10/01/2012	10-year Options	233,333 options vest on 12/31/2013 and 233,334 options vest on 12/31/2014
Brian W. Doyle	10/01/2012	Restricted Stock	91,667 shares vest on each of 12/31/2013 and 12/31/2014
	10/01/2012	5-year Options	33,623 options vest on 12/31/2013 and 33,624 options vest on 12/31/2014
	10/01/2012	10-year Options	107,000 options vest on each of 12/31/2013 and 12/31/2014

(2)	Represents the fair market value of the Company’s Class D common stock on December 31, 2012, of $1.05 per share, multiplied by the number of shares that have not vested.

Options Exercised and Stock Vested

The following table summarizes the option exercises and vesting of restricted stock awards for each of our NEOs for the year ended December 31, 2012. The vesting of stock awards does not indicate the sale of stock by an NEO.

	Option Awards		Stock Awards
Name	Number of securities acquired on exercise (#)	Value realized on exercise ($)	Number of shares acquired on vesting (#)	Value realized on vesting ($)(1)
Colin T. Severn	—	—	133,333	140,000
Matthew R. Zaist	—	—	800,000	840,000
Brian W. Doyle	—	—	366,666	384,999

(1)	Represents the fair market value of the Company’s Class D common stock on the date of vesting, which was $1.05 for awards vesting on both October 1, 2012, and on December 31, 2012, multiplied by the number of shares that vested on such date.

Pension Benefits

The NEOs did not participate in or have account balances in qualified or nonqualified defined benefit plans sponsored by the Company during the fiscal year ended December 31, 2012.

Nonqualified Deferred Compensation

The NEOs did not participate in or have account balances in nonqualified defined contribution plans or other nonqualified deferred compensation plans maintained by the Company during the fiscal year ended December 31, 2012.

Potential Payments Upon Termination or Change in Control

The following table summarizes the potential payments to our NEOs upon a “qualifying termination” of employment (a termination by us without cause or the executive’s resignation for good reason) or upon the executive’s termination of employment as a result of death or disability. As described above in “—Employment Agreements and Severance Benefits,” a resignation by the executive in connection with a “change of control” would be deemed a resignation for good reason. None of the NEOs is entitled to payments or benefits solely upon a change in control of the Company, without an accompanying termination of employment. In the event an NEO is terminated for cause, by the NEO for any reason other than good reason, or, in the case of Messrs. Severn, Zaist and Doyle, due to death or disability, such NEO is not entitled to any severance payments or benefits. The amounts shown assume that such termination was effective as of December 31, 2012, the last business day of fiscal year 2012, and are only estimates of the amounts that would be paid to such NEOs. The actual amounts to be paid can be determined only at the time of such termination of employment.

Name, Type of Termination	Cash Severance ($)(1)	Unpaid Bonuses ($)(2)	Equity Acceleration ($)(3)	Benefits Continuation ($)(4)	Total ($)
General William Lyon
Qualifying Termination (no CIC)	2,500,000	—	—	53,589	2,553,589
Qualifying Termination + CIC	2,500,000	—	—	53,589	2,553,589
Death or Disability	2,000,000	—	—	53,589	2,053,589
Colin T. Severn
Qualifying Termination (no CIC)	320,000	30,000	—	13,397	363,397
Qualifying Termination + CIC	320,000	30,000	70,000	13,397	433,397
Death or Disability	—	—	—	—	—
William H. Lyon
Qualifying Termination (no CIC)	1,250,000	—	—	36,259	1,286,259
Qualifying Termination + CIC	1,250,000	—	—	36,259	1,286,259
Death or Disability	1,000,000	—	—	36,259	1,036,259
Matthew R. Zaist
Qualifying Termination (no CIC)	1,181,250	61,250	420,000	18,898	1,681,398
Qualifying Termination + CIC	1,181,250	61,250	420,000	18,898	1,681,398
Death or Disability	—	—	—	—	—
Brian W. Doyle
Qualifying Termination (no CIC)	481,250	51,250	—	13,397	545,897
Qualifying Termination + CIC	481,250	51,250	192,501	13,397	738,398
Death or Disability	—	—	—	—	—

(1)	In the event of a “qualifying termination” of employment, represents an amount equal to: for each of General Lyon and Mr. Lyon, his base salary for twenty-four months, through the remainder of his scheduled term of employment, plus the bonus earned in 2012; for Mr. Zaist, 1.5 times the sum of his annual salary plus target cash bonus for 2012; for each of Messrs. Severn and Doyle, the sum of his annual salary plus target cash bonus for 2012. (Under the employment agreements for General Lyon and Mr. Lyon, severance amounts are calculated based on actual cash bonuses earned, while under the employment agreements for Messrs. Zaist, Severn and Doyle, severance amounts are calculated based on target cash bonus, which for 2012 was equal to the actual bonus awarded.) In the event of a termination of General Lyon’s or Mr. Lyon’s employment due to death or disability, represents an amount equal to his base salary for twenty-four months, through the remainder of his scheduled term of employment.
(2)	Represents bonus amounts earned by the NEO that had not been paid prior to the date of termination.
(3)	Represents the intrinsic value of the accelerated vesting of all unvested stock options and restricted stock awards granted on October 1, 2012, based on the fair market value of the Company’s Class D common stock on December 31, 2012, of $1.05 per share. Upon a termination of Mr. Zaist’s employment by the Company without cause or by him for good reason, whether or not following a change in control of the Company, Mr. Zaist is entitled to accelerated vesting in full of all outstanding restricted stock and stock option awards. Upon a termination of Mr. Severn’s or Mr. Doyle’s employment by the Company without cause or by him for good reason, in either case on or within twelve months following a change in control of the Company (and the executive’s respective equity awards are not assumed by the successor corporation), he is entitled to accelerated vesting in full of all stock options and restricted stock awards granted on October 1, 2012.
(4)	Represents the value of the continuation of health benefits for the following number of months: twenty-four months for Messrs. Lyon and Lyon, twelve months for Mr. Zaist, and six months for Messrs. Severn and Doyle.

Director Compensation

Our non-employee directors receive an annual cash retainer of $50,000 per year, payable in equal quarterly installments in advance, as well as $50,000 in equity compensation (described below). Mr. Hunt, as the lead independent director, receives an additional $50,000 annual cash retainer (payable quarterly) and $25,000 in equity compensation. Our non-employee directors also receive a $1,500 fee for each board meeting attended in person and $1,000 for each meeting attended via teleconference. In addition, the chairperson of the Audit Committee of the board of directors receives a fee of $20,000 per year, payable $5,000 per calendar quarter, to serve in such capacity, the chairperson of the Compensation Committee of the board of directors receives a fee of $15,000 per year, payable $3,750 per calendar quarter, to serve in such capacity, the chairperson of the Nominating and Corporate Governance Committee of the board of directors receives a fee of $10,000 per year, payable $2,500 per calendar quarter, to serve in such capacity, and other committee members receive a fee of $5,000 per year, payable $1,250 per calendar quarter, per committee for service on committees of the board of directors.

With respect to non-employee directors’ compensation, on October 1, 2012, the Company granted 57,000 shares of restricted stock to each of its non-employee directors, which were fully vested on the date of grant and subject to certain restrictions. On the same date, the Company granted Mr. Hunt, the lead independent director, an additional grant of 28,500 shares of restricted stock, which were also fully vested on the date of grant. On December 5, 2012, the Company cancelled Mr. Redleaf’s grant of 57,000 shares of restricted stock and in lieu thereof granted him a cash award with the equivalent value of $59,850 in respect of Mr. Redleaf’s services as a non-employee director. In consideration for their efforts and service through the restructuring, Messrs. Hunt and Ammerman also received a one-time cash bonus of $50,000 each in 2012.

The following table sets forth information concerning the compensation of the directors during the fiscal year ended December 31, 2012.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(1)	Total ($)

Douglas K. Ammerman	165,500	59,850	—	—	—	50,000	275,350
Michael Barr(2)	—	—	—	—	—	—	—
Harold H. Greene(3)	18,500	—	—	—	—	—	18,500
Gary H. Hunt	199,250	89,775	—	—	—	50,000	339,025
Alex Meruelo(3)	17,875	—	—	—	—	—	17,875
Matthew R. Niemann(3)	96,125	59,850	—	—	—	—	155,975
Nathaniel Redleaf(3)(4)	134,350	—	—	—	—	—	134,350
Lynn Carlson Schell(3)	85,750	59,850	—	—	—	—	145,600

(1)	Includes one-time cash bonus of $50,000 paid to Messrs. Ammerman and Hunt for their efforts and service through the restructuring.
(2)	Mr. Barr was appointed to the Company’s board of directors on November 7, 2012 and waived director compensation for the 2012 calendar year. For 2013, Mr. Barr’s fees will be paid to a fund affiliated with Paulson.
(3)	On February 25, 2012, in connection with the confirmation of the Company’s plan of reorganization, Messrs. Greene and Meruelo resigned from the Company’s board of directors and Messrs. Niemann and Redleaf and Ms. Carlson Schell were appointed to the Company’s board of directors.
(4)	Mr. Redleaf’s fees are paid to an affiliate of Luxor Capital Group.

Under the Company’s Non-Qualified Retirement Plan for Outside Directors (the Non-Qualified Retirement Plan), each non-employee director is eligible to receive $2,000 per month beginning on the first day of the month following death, disability or retirement at age 72; or, in the case of a non-employee director who ceases participation in the plan prior to death, disability or retirement at age 72 but has completed at least ten years of service as a director, eligibility for benefit payments pursuant to the plan begins on the first day of the month following the latter of (a) the day on which such person attains the age of 65, or (b) the day on which such person’s service terminates after completing at least ten years of service as a director. The monthly payments will continue for a number of months equal to the number of months the non-employee director served as a director and are payable to the director’s beneficiary in the event of the director’s death. If a retired non-employee director receiving payments under the plan resumes his status as a director or becomes an employee, the payments under the plan are suspended during the period of such service. The Non-Qualified Retirement Plan was terminated in May 2012 as to future deferrals. Each non-employee director eligible to receive benefits under the plan when terminated was “grandfathered” into the plan and such directors will continue to accrue and receive benefits in accordance with the provisions of the plan in effect at the time of its termination. Among our outside directors listed in the table above, only Mr. Greene is eligible to receive distributions under the Non-Qualified Retirement Plan.

Compensation Risk Management

In March 2013, management assessed our compensation design, policies and practices to determine whether any risks arising from our compensation design, policies and practices are reasonably likely to have a material adverse effect on us. The Compensation Committee reviewed and agreed with management’s conclusion that our compensation policies and practices do not create such risks. In doing so, the Compensation Committee considered various features of our compensation policies and practices that discourage excessive or unnecessary risk taking, including but not limited to the following:

•

effective balance in the design of our compensation programs, including: (i) cash and equity pay mix, (ii) short- and longer-term performance focus, (iii) corporate, business unit, and individual performance focus and measurement; and (iv) financial and non-financial performance measurement together with top management and board discretion to manage pay appropriately; and

•	stock ownership guidelines and independent Compensation Committee oversight of our compensation policies and practices.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the number of shares of our capital stock beneficially owned as of March 11, 2013, by (i) each person known by us to be the beneficial owner of more than 5% of the outstanding shares of our capital stock, (ii) each of our named executive officers and directors and (iii) all officers and directors as a group. Unless otherwise indicated in the table, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder’s name, subject to community property laws, where applicable. Unless otherwise noted below, the address of each stockholder below is c/o William Lyon Homes, 4490 Von Karman Avenue, Newport Beach, California 92660.

		CLASS A COMMON STOCK(1)			CLASS B COMMON STOCK(1)			CLASS C COMMON STOCK(1)		CLASS D COMMON STOCK(1)			CONVERTIBLE PREFERRED STOCK(1)		PERCENT OF TOTAL VOTING POWER(2)(3)
NAME	TITLE	Number		Percent of Class	Number		Percent of Class	Number	Percent of Class	Number		Percent of Class	Number	Percent of Class

Named Executive Officers and Directors:

William H. Lyon	Director, Chief Executive Officer	24,199	(6)	*	47,201,842	(4)	100%	—	—	529,411	(9)	9.6%	—	—	36.1%

Colin T. Severn	Vice President, Chief Financial Officer and Corporate Secretary	—		—	—		—	—	—	441,840	(5)	7.7%	—	—	*

General William Lyon	Director, Chairman of Board & Executive Chairman	—		—	—		—	—	—	—		—	—	—	—

Matthew R. Zaist	President & Chief Operating Officer	—		—	—		—	—	—	2,411,389	(7)	35.7%	—	—	*

Brian W. Doyle	Vice President and Southern California Region President	—		—	—		—	—	—	1,175,458	(8)	19.4%	—	—	*

Douglas K. Ammerman	Director	—		—	—		—	—	—	130,529	(9)	2.4%	—	—	*

Michael Barr	Director	—		—	—		—	—	—	—		—	—	—	*

Gary H. Hunt	Director	—		—	—		—	—	—	202,647	(9)	3.7%	—	—	*

Matthew R. Niemann	Director	—		—	—		—	—	—	130,529	(9)	2.4%	—	—	*

Nathaniel Redleaf	Director	—		—	—		—	—	—	—	(10)	—	—	—	*

Lynn Carlson Schell	Director	—		—	—		—	—	—	130,529	(9)	2.4%	—	—	*

All executive officers and directors as a group (17 individuals)		24,199		—	47,201,842	(4)	100%	—	—	8,115,694	(11)	93.6%	—	—	39.0%

5% Stockholders (not listed above):

Luxor Capital Group LP(12)		20,817,163		29.7%	—		—	15,355,810	95.9%	—		—	61,509,204	79.9%	37.1%

		CLASS A COMMON STOCK(1)		CLASS B COMMON STOCK(1)		CLASS C COMMON STOCK(1)		CLASS D COMMON STOCK(1)		CONVERTIBLE PREFERRED STOCK(1)		PERCENT OF TOTAL VOTING POWER(2)(3)
NAME	TITLE	Number	Percent of Class	Number	Percent of Class	Number	Percent of Class	Number	Percent of Class	Number	Percent of Class

Colony Capital, LLC(13)		10,000,000	14.3%	—	—	—	—	—	—	—	—	3.8%

Paulson & Co. Inc.(14)		15,238,095	21.7%	—	—	—	—	—	—	12,173,913	15.8%	10.4%

*	Denotes less than 1.0% of beneficial ownership.
(1)	Beneficial ownership is determined in accordance with SEC rules, and includes any shares as to which the stockholder has sole or shared voting power or investment power, and also any shares which the stockholder has the right to acquire within 60 days of the date hereof, whether through the exercise or conversion of any stock option, convertible security, warrant or other right. The indication herein that shares are beneficially owned is not an admission on the part of the stockholder that he, she or it is a direct or indirect beneficial owner of those shares.
(2)	Each share of Class A Common Stock, Class C Common Stock and Class D Common Stock are entitled to one vote per share. Each share of Class B Common Stock is entitled to two votes per share. Each share of Convertible Preferred Stock has the right to one vote for each share of Class C Common Stock into which such share could be converted. The current conversion ratio for Convertible Preferred Stock into Class C Common Stock is one to one.
(3)	Calculation of total voting power includes the following (which represent the total number of shares of each class that are outstanding): (a) 70,121,378 shares of Class A Common Stock, (b) 31,464,548 shares of Class B Common Stock, (c) 16,020,338 shares of Class C Common Stock, (d) 5,501,432 shares of Class D Common Stock, (e) 77,005,744 shares of Convertible Preferred Stock and (f) 15,737,294 shares of Class B Common Stock issuable upon the exercise of a warrant held by Lyon Shareholder 2012, LLC, or Lyon LLC, or the Class B Warrant. The Class B Warrant is exercisable at any time prior to February 24, 2017.
(4)	Represents 31,464,548 shares of Class B Common Stock and the Class B Warrant held by Lyon Shareholder 2012, LLC, or Lyon LLC. The members of Lyon LLC are the LYON SHAREHOLDER 2012 IRREVOCABLE TRUST NO. 1 established December 24, 2012, the LYON SHAREHOLDER 2012 IRREVOCABLE TRUST NO. 2 established December 24, 2012 and the WILLIAM HARWELL LYON SEPARATE PROPERTY TRUST established July 28, 2000, the Trustee of each of which is William Harwell Lyon (our Chief Executive Officer and Director). The manager of Lyon LLC is William Harwell Lyon. William Harwell Lyon may be deemed to have voting and investment power of the securities held by Lyon LLC. William Harwell Lyon disclaims beneficial ownership of such securities, except to the extent of his pecuniary interest therein. The address of Lyon LLC is 4490 Von Karman Avenue, Newport Beach, California 92660.
(5)	Represents (i) 204,906 shares of Class D Common Stock subject to options exercisable within 60 days of March 11, 2013 and (ii) 236,934 restricted shares of Class D Common Stock.
(6)	Represents 24,199 shares of Class A Common Stock held by The William Harwell Lyon Separate Property Trust established July 28, 2000. William Harwell Lyon (our Chief Executive Officer and Director) is Trustee of the trust and holds voting and dispositive power over these shares. William Harwell Lyon disclaims beneficial ownership over these shares except to the extent of his pecuniary interest therein. The address of The William Harwell Lyon Separate Property Trust is c/o William H. Lyon, PO Box 8858, Newport Beach, CA 92658-8858.
(7)	Represents (i) 1,259,573 shares of Class D Common Stock subject to options exercisable within 60 days of March 11, 2013 and (ii) 1,151,816 restricted shares of Class D Common Stock.
(8)	Represents (i) 562,493 shares of Class D Common Stock subject to options exercisable within 60 days of March 11, 2013 and (ii) 612,965 restricted shares of Class D Common Stock.
(9)	Represents restricted shares of Class D Common Stock.
(10)	On December 5, 2012, the Company cancelled Mr. Redleaf’s grant of 57,000 restricted shares of Class D Common Stock, and Mr. Redleaf no longer holds this Restricted Stock grant.
(11)	Represents (i) 4,944,164 shares of Class D Common Stock and (ii) 3,171,530 shares of Class D Common Stock subject to options exercisable within 60 days of March 11, 2013.
(12)	Luxor Capital Group, LP acts as the investment manager of proprietary private investment funds and separately managed accounts that own the shares, collectively referred to as the “Luxor Investors.” Luxor Management, LLC is the general partner of Luxor Capital Group, LP. Christian Leone is the managing member of Luxor Management, LLC. Luxor Capital Group, LP, Luxor Management, LLC and Christian Leone are deemed to have shared voting and dispositive power over the securities held by each of the Luxor Investors. The address of Luxor Capital Group, LP is 1114 Avenue of the Americas, 29th Floor, New York City, New York 10036.
(13)	Represents shares held by ColFin WLH Land Acquisitions, LLC, a Delaware limited liability company, or “ColFin.” ColFin is indirectly managed and controlled by Colony Capital, LLC, a registered investment advisor. Thomas J. Barrack, Jr. is Chief Executive Officer and the sole managing member of Colony Capital, LLC, with sole voting and dispositive power over the securities held by ColFin. As a result, Mr. Barrack may be deemed to have indirect beneficial ownership of the shares held by ColFin through ultimate control over the entities that own or control ColFin, but the foregoing disclosure shall not be construed as an admission of such. The address of Colony Capital, LLC is 2450 Broadway, 6th Floor, Santa Monica, CA 90404.
(14)	Paulson & Co. Inc. is an investment advisor registered under the Investment Advisors Act of 1940 that furnishes investment advice to and manages various onshore and offshore investment funds and separately managed accounts, or, collectively, the “Funds”. In its role as investment advisor and manager of the Funds, Paulson & Co. Inc. possesses voting and/or investment power over the ordinary shares owned by the Funds. As the President and sole Director of Paulson & Co. Inc., John Paulson may be deemed to have voting and/or investment power over such shares. The address for the Funds is c/o Paulson & Co. Inc., 1251 Avenue of the Americas, NY, NY 10020.

Equity Compensation Plan Information

The following table summarizes information about our equity securities that may be issued upon the exercise of options, warrants and rights under all our equity compensation plans, as of December 31, 2012:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	20,494,596	(1)	$1.83	(2)	6,442,970	(3)
Equity compensation plans not approved by security holders	—		$—		—

Total	20,494,596		$1.83		6,442,970

(1)	Represents an outstanding warrant to purchase 15,737,294 shares of the Company’s Class B common stock, and an aggregate of 4,757,302 outstanding options to purchase shares of Class D common stock of the Company, of which 1,115,302 represent “five-year” options and 3,642,000 represent “ten-year” options granted to certain officers of California Lyon.
(2)	Represents the weighted average exercise price of an outstanding warrant to purchase 15,737,294 shares of the Company’s Class B common stock at $2.07 per share and 4,757,302 outstanding options to purchase shares of Class D common stock of the Company at $1.05 per share.
(3)	Represents the number of securities remaining available for issuance under the Company’s 2012 Equity Incentive Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Policies and Procedures for Review, Approval or Ratification of Transactions with Related Persons

Our board of directors plans to adopt a written statement of policy for the evaluation of and the approval, disapproval and monitoring of transactions involving us and “related persons.” For purposes of this policy, “related persons” will include our executive officers, directors and director nominees or their immediate family members, or stockholders owning five percent or more of our voting securities.

Our related person transactions policy will require:

•

that any transaction in which a related person has a material direct or indirect interest and which exceeds $120,000, such transaction referred to as a “related person transaction,” and any material amendment or modification to a related person transaction, be evaluated and approved or ratified by our audit committee or by the disinterested members of the audit committee; and

•

that any employment relationship or transaction involving an executive officer and any related compensation solely resulting from that employment relationship or transaction must be approved by the compensation committee of our board of directors or recommended by the compensation committee to the board of directors for its approval.

In connection with the review and approval or ratification of a related person transaction:

•

management must disclose to the audit committee or the disinterested members of the audit committee, as applicable, the material terms of the related person transaction, including the approximate dollar value of the amount involved in the transaction, and all the material facts as to the related person’s direct or indirect interest in, or relationship to, the related person transaction;

•

management must advise the audit committee or the disinterested members of the audit committee, as applicable, the material terms of the related person transaction, including the approximate dollar value of the amount involved in the transaction, and all the material facts as to the related person’s direct or indirect interest in, or relationship to, the related person transaction;

•

management must advise the audit committee or the disinterested members of the audit committee, as applicable, as to whether the related person transaction will be required to be disclosed in our SEC filings. To the extent it is required to be disclosed, management must ensure that the related person transaction is disclosed in accordance with SEC rules; and

•

management must advise the audit committee or the disinterested members of the audit committee, as applicable, as to whether the related person transaction constitutes a “personal loan” for purposes of Section 402 of Sarbanes-Oxley.

In addition, the related person transaction policy will provide that the audit committee, in connection with any approval or ratification of a related person transaction involving a non-employee director or director nominee, should consider whether such transaction would compromise the director or director nominee’s status as an “independent,” “outside” or “non-employee” director, as applicable, under the rules and regulations of the SEC, the NYSE and the Internal Revenue Code of 1986, as amended.

Employment Agreements

We have entered into employment agreements with certain of our executive officers. For more information regarding these agreements, see Item 11 of this Annual Report, “Compensation Discussion and Analysis—Employment Agreements and Severance Benefits.”

Indemnification Agreements and Liability Insurance Policy

The company has entered into indemnification agreements with certain of our executive officers and each of our directors pursuant to which the company has agreed to indemnify such executive officers and directors against liability incurred by them by reason of their services as an executive officer or director to the fullest extent allowable under applicable law. We also provide liability insurance for each director and officer for certain losses arising from claims or charges made against them while acting in their capacities as our directors or officers.

Certain Relationships and Transactions

We describe below transactions and series of similar transactions that have occurred this year or during our last three fiscal years to which we were a party or will be a party in which:

•	the amounts involved exceeded or will exceed $120,000; and

•	a director, executive officer, holder of more than 5% of our voting securities or any member of their immediate family had or will have a direct or indirect material interest.

The following persons and entities that participated in the transactions listed in this section were related persons at or immediately following the time of the transaction.

General William Lyon. General Lyon is our Executive Chairman and Chairman of our board of directors.

William H. Lyon. Mr. Lyon is our Chief Executive Officer and a member of our board of directors.

Matthew R. Niemann. Mr. Niemann is a member of our board of directors.

Luxor Capital Group LP. Entities affiliated with Luxor Capital Group LP hold over 5% of our outstanding capital stock.

Colony Capital, LLC. Entities affiliated with Colony Capital, LLC hold over 5% of our outstanding Class A Common Stock.

Paulson & Co. Inc. An entity affiliated with Paulson & Co. Inc. holds over 5% of our outstanding Class A Common Stock and 5% of our Convertible Preferred Stock.

Payments Made to an Entity Where a Company Director is an Officer and Shareholder

Matthew R. Niemann, a member of our board of directors, serves as Managing Director and Head of Houlihan Lokey Howard & Zukin Financial Advisors, Inc.’s, or Houlihan, Real Estate Advisory Group and owns shares of Houlihan. Houlihan received payments from the Company in 2011 and 2012 for services performed on behalf of creditors during the recent Chapter 11 restructuring, and for services performed related to the Company’s Senior Notes offering and debt refinancing. The Company paid $1.2 million and $0.2 million to Houlihan during the years ended December 31, 2011 and 2012, respectively.

Transactions with Certain Beneficial Owners

On February 25, 2012, in connection with the consummation of the principal transactions contemplated by the Company’s Prepackaged Joint Plan of Reorganization, or the Plan, entities affiliated with Luxor Capital Group LP, or Luxor, acquired (i) 21,427,135 shares of Parent’s Class A Common Stock, in exchange for the old senior notes held, (ii) 15,445,838 shares of Parent’s Class C Common Stock for approximately $9.5 million in cash consideration and (iii) 61,509,204 shares of Parent’s Convertible Preferred Stock for approximately $47.4 million in cash. As of March 11, 2013, Luxor holds approximately 37.1% of the total voting power of Parent’s outstanding capital stock. See Note 2 of “Notes to Consolidated Financial Statements” for additional information. Nathaniel Redleaf, one of Parent’s directors, has served in an analyst capacity at Luxor Capital Group LP since 2006.

On June 28, 2012, California Lyon consummated the purchase of certain real property (comprising approximately 165 acres) in San Diego County, California; San Bernardino County, California; Maricopa County, Arizona; and Clark County, Nevada, representing seven separate residential for sale developments, comprising over 1,000 lots. The aggregate purchase price of the property was $21,500,000. The Company paid $11,000,000 cash, and issued 10,000,000 shares of Class A Common Stock of Parent, or approximately 18.3% of Parent’s then outstanding Class A Common Stock, to investment vehicles managed by affiliates of Colony Capital, LLC, or Colony, for consideration of the property. As of March 11, 2013, Colony holds approximately 3.8% of the total voting power of Parent’s outstanding capital stock.

California Lyon was a party to that certain Amended and Restated Senior Secured Term Loan Agreement, or the Amended Term Loan Agreement, dated February 25, 2012, with ColFin WLH Funding, LLC, as Administrative Agent and as a lender. ColFin WLH Funding, LLC is an affiliate of Colony. The principal amount outstanding under the Amended Term Loan Agreement was $235.0 million and bore interest at a rate of 10.25% per annum with interest payments were $24.1 million annually. California Lyon used a portion of the proceeds from the sale of its 8.5% Senior Notes due 2020 to pay in full the amounts outstanding under the Amended Term Loan Agreement.

On October 12, 2012, the Company entered into a Subscription Agreement, or the Subscription Agreement, between the Company and WLH Recovery Acquisition LLC, a Delaware limited liability company and investment vehicle managed by affiliates of Paulson & Co. Inc., or Paulson, pursuant to which, the Company issued to Paulson (i) 15,238,095 shares of the Company’s Class A Common Stock for $16,000,000 in cash and (ii) 12,173,913 shares of the Company’s Convertible Preferred Stock for $14,000,000 in cash, for an aggregate purchase price of $30,000,000. As of March 11, 2013, Paulson currently holds approximately 10.4% of the total voting power of Parent’s outstanding capital stock. Michael Barr, who was appointed as a member of our board of directors on November 7, 2012, to fill a newly created board seat in connection with the Subscription Agreement, is currently a partner of Paulson, which he joined in 2008.

Agreements with Entities Controlled by General William Lyon and William H. Lyon

For the years ended December 31, 2012, 2011, and 2010, the Company incurred reimbursable on-site labor costs of $303,000, $318,000, and $217,000, respectively, for providing customer service to real estate projects developed by entities controlled by General William Lyon and William H. Lyon, of which $7,000 and $24,000 was due to the Company at December 31, 2012 and 2011, respectively, all of which has been paid. The Company earned fees of $157,000, $130,000, and $24,000, respectively, for tax and accounting services performed for entities controlled by General William Lyon and William H. Lyon during the years ended December 31, 2012, 2011 and 2010. The Company does not expect to incur reimbursable on-site labor costs or to perform tax and accounting services for entities controlled by General William Lyon or William H. Lyon beyond 2012.

The Company earned fees of $232,000, $362,000, and $426,000 during the years ended December 31, 2012, 2011 and 2010, respectively, related to a Human Resources and Payroll Services contract between William Lyon Homes, Inc, and an entity controlled by General William Lyon and William H. Lyon. Effective April 1, 2011, the Company and this entity amended the Human Resources and Payroll Services contract to provide that the affiliate will now pay to the Company a base monthly fee of $21,335 and a variable monthly fee equal to $23 multiplied by the number of active employees employed by such entity (which will initially result in a variable monthly fee of approximately $8,000). The amended contract also provides that the Company will be reimbursed by such affiliate for a pro rata share of any bonuses paid to the Company’s Human Resources staff (other than any bonus paid to the Vice President of Human Resources). The Company believes that the compensation being paid to it for the services provided to the affiliate is at a market rate of compensation, and that as a result of the fees that are paid to the Company under this contract, the overall cost to the Company of its Human Resources department will be reduced. This contract expired on August 31, 2012 and was not renewed. Any future services provided to the affiliate will be on an as needed basis and will be paid for based on an hourly rate.

Rent Paid to a Trust of which William H. Lyon is the Sole Beneficiary

In each of the three years ended December 31, 2012, 2011 and 2010, the Company incurred charges of $0.8 million related to rent on the Company’s corporate office, which is owned by two trusts of which William H. Lyon is the sole beneficiary. For the year ended December 31, 2012, the Company has made rental payments totaling $0.8 million. The current lease expires in March 2013 and the Company has decided to relocate its corporate office upon expiration of the lease. The Company has entered into a lease for the new location with an unrelated third party.

Note Receivable from Sale of Aircraft

Presley CMR, Inc., a California corporation, or Presley CMR, and wholly owned subsidiary of California Lyon, entered into an Aircraft Purchase and Sale Agreement, or PSA, with an affiliate of General William Lyon to sell an aircraft owned by the Company. The PSA provides for an aggregate purchase price for the aircraft of $8.3 million (which value was the appraised fair market value of the aircraft), which consists of: (i) cash in the amount of $2.1 million which was paid at closing and (ii) a promissory note from the affiliate in the amount of $6.2 million, which is included in receivables in the accompanying consolidated balance sheet. The closing of this sale occurred on September 9, 2009. The note is secured by the aircraft. As part of the Company’s fresh start accounting, the note was adjusted to its fair value of $5.2 million. The discount on the fresh start adjustment is amortized over the remaining life of the note. The note requires semiannual interest payments to California Lyon of approximately $132,000. The note is due in September 2016.

Certain Family Relationships

William H. Lyon, one of the Company’s directors and the Chief Executive Officer of the Company, is the son of General William Lyon. General William Lyon is the Company’s Chairman of the board of directors and the Executive Chairman. Mr. Lyon’s compensation is disclosed in the Summary Compensation Table above.

Director Independence

Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, with us, our senior management and our independent registered public accounting firm, our board of directors has determined that all but two of our directors, General William Lyon and William H. Lyon, are independent directors under standards established by the SEC and the NYSE.

Item 14.	Principal Accountant Fees and Services

The fees for professional services provided by KPMG, LLP and Windes & McClaughry in fiscal year 2012 and Windes & McClaughry in fiscal year 2011 were:

Type of Fees	2012	2011
Audit Fees	$1,120,000	$278,000
Tax Fees	—	—

Total Fees	$1,120,000	$278,000

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

The Audit Committee considered the compatibility of the provision of other services by its registered public accountants with the maintenance of their independence. The Audit Committee approved all audit and non-audit services provided by KPMG LLP in 2012 and by Windes & McClaughry in 2012 and 2011.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following financial statements of the Company are included in a separate section of this Annual Report on Form 10-K commencing on the page numbers specified below:

Page

Financial Statements as of December 31, 2012 and 2011 and for the period from January 1, 2012 through February 24, 2012, the period from February 25, 2012 through December 31, 2012, and for the years ended December 31, 2011 and 2010

Consolidated Balance Sheets	F-4
Consolidated Statements of Operations	F-5
Consolidated Statements of Equity (Deficit)	F-6
Consolidated Statements of Cash Flows	F-7
Notes to Consolidated Financial Statements	F-9

(2) Financial Statement Schedules:

Financial Statement Schedules have been omitted because they are either not required or not applicable, or because the information required to be presented is included in the financial statements or the notes thereto included in this Annual Report.

(3) Listing of Exhibits:

EXHIBIT INDEX

Exhibit Number	Description

3.1	Second Amended and Restated Certificate of Incorporation of William Lyon Homes (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Commission on October 25, 2012).

3.2	Second Amended and Restated Bylaws of William Lyon Homes (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Commission on October 25, 2012).

3.3	Certificate of Ownership and Merger (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on January 5, 2000).

3.4	Certificate of Ownership and Merger (incorporated by reference to the Company’s Annual Report on Form 10-K for the year-ended December 31, 2006).

3.5	Articles of Incorporation of William Lyon Homes, Inc. (incorporated by reference to William Lyon Homes, Inc.’s Form T-3 filed with the Commission on November 17, 2011).

3.6	Bylaws of William Lyon Homes, Inc. (incorporated by reference to William Lyon Homes, Inc.’s Form T-3 filed with the Commission on November 17, 2011).

4.1	Indenture, dated as of February 25, 2012, among William Lyon Homes, Inc., as Issuer, the Guarantors (as defined therein) and U.S. Bank National Association, as Note Trustee and Collateral Trustee (incorporated by reference to the Company’s Form T-3/A (Amendment No. 2) filed with the Commission on February 22, 2012).

Exhibit Number	Description

4.2	Form of 12% Senior Subordinated Secured Note Due 2017 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on March 6, 2012).

4.3	Supplemental Indenture dated as of November 8, 2012, by and between William Lyon Homes, Inc., William Lyon Homes, and certain of William Lyon Homes’ subsidiaries (as guarantors) and U.S. Bank National Association, as trustee (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on November 8, 2012).

4.5	Indenture (including form of 8.5% Senior Note due 2020), dated as of November 8, 2012, by and between William Lyon Homes, Inc., William Lyon Homes, certain of William Lyon Homes’ subsidiaries (as guarantors) and U.S. Bank National Association, as trustee (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on November 8, 2012).

10.1†	Form of Indemnity Agreement, between William Lyon Homes, a Delaware corporation, and the directors and officers of William Lyon Homes (incorporated by reference to the Company’s Annual Report on Form 10-K for the year-ended December 31, 1999).

10.2	Property Management Agreement between Corporate Enterprises, Inc., a California corporation (Owner) and William Lyon Homes, Inc., a California corporation (Manager) dated and effective November 5, 1999 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year-ended December 31, 1999).

10.3	Warranty Service Agreement between Corporate Enterprises, Inc., a California corporation and William Lyon Homes, Inc., a California corporation dated and effective November 5, 1999 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year-ended December 31, 1999).

10.4	Standard Industrial/Commercial Single-Tenant Lease—Net between William Lyon Homes, Inc. and a trust of which William H. Lyon is the sole beneficiary (incorporated by reference to the Company’s Annual Report on Form 10-K for the year-ended December 31, 2000).

10.5†	The Presley Companies Non-Qualified Retirement Plan for Outside Directors (incorporated by reference to the Company’s Annual Report on Form 10-K for the year-ended December 31, 2002).

10.6	Sixth Extension and Modification agreement dated December 30, 2011, by and between Circle G at the Church Farm North Joint Venture, LLC, an Arizona limited liability company, and U.S. Bank National Association, a national banking association (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the Commission on August 10, 2012).

10.7	Aircraft Purchase and Sale Agreement dated as of September 3, 2009, by and between Presley CMR, Inc., and Martin Aviation, Inc., or its designee (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on September 10, 2009).

10.8	Secured Promissory Note dated September 9, 2009 from Martin Aviation, Inc., a California corporation payable to William Lyon Homes, Inc., a California corporation (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on September 10, 2009).

10.9	Aircraft Mortgage and Security Agreement between Martin Aviation, Inc., a California corporation and William Lyon Homes, Inc., dated as of September 9, 2009 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on September 10, 2009).

10.10†	Project Completion Bonus Plan (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on September 20, 2010).

Exhibit Number	Description

10.11	Form of Second Lien Notes Registration Rights Agreement, dated as of February 25, 2012, by and among William Lyon Homes, Inc. and the Holders (as defined therein) (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on March 6, 2012).

10.12	Form of Class A Common Stock Registration Rights Agreement, dated as of February 25, 2012, by and among William Lyon Homes and the Holders (as defined therein) (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on March 6, 2012).

10.13	Class B Common Stock and Warrant Purchase Agreement, dated as of February 25, 2012, by and between William Lyon Homes and the Purchaser (as defined therein) (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on March 6, 2012).

10.14	Warrant to Purchase Shares of Class B Common Stock of William Lyon Homes, dated as of February 25, 2012 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on March 6, 2012).

10.15	Class B Common Stock Registration Rights Agreement, dated as of February 25, 2012, by and among William Lyon Homes and the Holders (as defined therein) (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on March 6, 2012).

10.16	Form of Convertible Preferred Stock and Class C Common Stock Registration Rights Agreement, dated as of February 25, 2012, by and among William Lyon Homes and the Holders party thereto (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on March 6, 2012).

10.17†	Employment Agreement, dated as of February 25, 2012, by and among William Lyon Homes, William Lyon Homes, Inc. and General William Lyon (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on March 6, 2012).

10.18†	Employment Agreement, dated as of February 25, 2012, by and among William Lyon Homes, William Lyon Homes, Inc. and William H. Lyon (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on March 6, 2012).

10.19	Amended and Restated loan agreement, dated April 23, 2010, between Bank of the West, a California Banking Corporation, Mountain Falls, LLC, a Nevada limited liability company, and Mountain Falls Golf Course, LLC, a Nevada limited liability company (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the Commission on August 10, 2012).

10.20	Purchase and Sale Agreement and Joint Escrow Instructions, dated June 28, 2012, by and among ColFin WLH Land Acquisitions, LLC, a Delaware limited liability company, William Lyon Homes, Inc., a California corporation, and William Lyon Homes, a Delaware corporation (incorporated by reference to the Company’s Registration Statement on Form S-1/A filed with the Commission on December 6, 2012).

10.21†	2011 Key Employee Bonus Program (incorporated by reference to Exhibit B to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 8, 2011).

10.22†	William Lyon Homes 2012 Equity Incentive Plan (incorporated by reference to the Company’s Registration Statement on Form S-1/A filed with the Commission on December 6, 2012).

10.23†	William Lyon Homes 2012 Equity Incentive Plan form of Stock Option Agreement (incorporated by reference to the Company’s Registration Statement on Form S-1/A filed with the Commission on December 6, 2012).

Exhibit Number	Description

10.24†	William Lyon Homes 2012 Equity Incentive Plan form of Restricted Stock Award Agreement (incorporated by reference to the Company’s Registration Statement on Form S-1/A filed with the Commission on December 6, 2012).

10.25†	Form of Employment Agreement, dated September 1, 2012, by William Lyon Homes, Inc. and each of Matthew R. Zaist, Colin T. Severn, Brian W. Doyle, Tom Hickcox, Mary Connelly, Rick Robinson, Carl Morabito, Terry Connelly and Julie Collins (incorporated by reference to the Company’s Registration Statement on Form S-1/A filed with the Commission on December 6, 2012).

10.26	Registration Rights Agreement, dated November 8, 2012, by and between William Lyon Homes, certain of William Lyon Homes’ subsidiaries, and Credit Suisse Securities, as representative to the Initial Purchasers (as defined therein) (incorporated by reference to the Company’s Registration Statement on Form S-1/A filed with the Commission on December 6, 2012).

10.27	Class A Common Stock and Convertible Preferred Stock Subscription Agreement, dated October 12, 2012, by and between William Lyon Homes and WLH Recovery Acquisition LLC (incorporated by reference to the Company’s Registration Statement on Form S-1/A filed with the Commission on December 6, 2012).

10.28	Amendment of and Joinder to Class A Common Stock Registration Rights Agreement, dated October 12, 2012, by and between WLH Recovery Acquisition LLC and William Lyon Homes (incorporated by reference to the Company’s Registration Statement on Form S-1/A filed with the Commission on December 6, 2012).

10.29	Amendment of and Joinder to Class A Common Stock Registration Rights Agreement, dated October 12, 2012, by and between ColFin WLH Land Acquisitions, LLC and William Lyon Homes (incorporated by reference to the Company’s Registration Statement on Form S-1/A filed with the Commission on December 6, 2012).

10.30	Amendment of and Joinder to Convertible Preferred Stock and Class C Common Stock Registration Rights Agreement, dated October 12, 2012, by and between WLH Recovery Acquisition LLC and William Lyon Homes (incorporated by reference to the Company’s Registration Statement on Form S-1/A filed with the Commission on December 6, 2012).

10.31	Construction Loan Agreement dated as of September 20, 2012 by and between Lyon Branches, LLC, a Delaware limited liability company and California Bank & Trust, a California banking corporation (incorporated by reference to the Company’s Quarterly Report for the quarter-ended September 30, 2012).

10.32	Construction Loan Agreement dated as of September 26, 2012 by and between William Lyon Homes, Inc., a California corporation and California Bank & Trust, a California banking corporation (incorporated by reference to the Company’s Quarterly Report for the quarter-ended September 30, 2012).

12.1	Statement Regarding the Computation of Ratio of Earnings (Loss) to Fixed Charges and Preferred Stock Dividends for the Period from January 1, 2012 through February 24, 2012, the Period from February 25, 2012 through December 31, 2012, and for the Years Ended December 31, 2011, 2010, 2009 and 2008.

16.1	Letter from Windes & McClaughry Accountancy Corporation, as to the change in certifying accountant, dated as of August 9, 2012 (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the Commission on August 10, 2012).

21.1	List of Subsidiaries of the Company.

Exhibit Number	Description

25.1	Statement of Eligibility and Qualification of U.S. Bank National Association on Form T-1 (incorporated by reference to William Lyon Homes, Inc.’s Form T-3 filed with the Commission on November 17, 2011).

31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350

32.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350

101.INS* **	XBRL Instance Document

101.SCH* **	XBRL Taxonomy Extension Schema Document

101.CAL* **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF* **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB* **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE* **	XBRL Taxonomy Extension Presentation Linkbase Document

†	Management contract or compensatory agreement
*	The information in Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act (including this Report), unless the Registrant specifically incorporates the foregoing information into those documents by reference.
**	Pursuant to Rule 406T of Regulation S-T, the XBRL information will not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934 and will not be deemed filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, or otherwise subject to liability under those Sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on the 15th day of March, 2013.

WILLIAM LYON HOMES,
a Delaware corporation

By:	/S/ WILLIAM H. LYON
William H. Lyon
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ William H. Lyon William H. Lyon	Chief Executive Officer, Director (Principal Executive Officer)	March 15, 2013

/S/ COLIN T. SEVERN Colin T. Severn	Vice President, Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer)	March 15, 2013

General William Lyon	Chairman of the Board

/s/ Douglas K. Ammerman Douglas K. Ammerman	Director	March 15, 2013

/s/ Michael Barr Michael Barr	Director	March 15, 2013

/s/ Gary H. Hunt Gary H. Hunt	Director	March 15, 2013

/s/ Matthew R. Niemann Matthew R. Niemann	Director	March 15, 2013

/s/ Nathaniel Redleaf Nathaniel Redleaf	Director	March 15, 2013

/s/ Lynn Carlson Schell Lynn Carlson Schell	Director	March 15, 2013

INDEX TO FINANCIAL STATEMENTS

Page

Financial Statements as of December 31, 2012 and 2011 and for the period from January 1, 2012 through February 24, 2012, the period from February 25, 2012 through December 31, 2012, and for the years ended December 31, 2011 and 2010

Consolidated Balance Sheets	F-4
Consolidated Statements of Operations	F-5
Consolidated Statements of Equity (Deficit)	F-6
Consolidated Statements of Cash Flows	F-7
Notes to Consolidated Financial Statements	F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

William Lyon Homes:

We have audited the accompanying consolidated balance sheet of William Lyon Homes and subsidiaries (the Company) as of December 31, 2012 (Successor), and the related consolidated statements of operations, equity (deficit) and cash flows for the periods from January 1, 2012 through February 24, 2012 (Predecessor) and February 25, 2012 through December 31, 2012 (Successor). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of William Lyon Homes and subsidiaries as of December 31, 2012 (Successor) and the results of their operations and their cash flows for the periods from January 1, 2012 through February 24, 2012 (Predecessor) and February 25, 2012 through December 31, 2012 (Successor) in conformity with U.S. generally accepted accounting principles.

As discussed in notes 2 and 3 to the consolidated financial statements, the Company entered into a plan of reorganization and emerged from bankruptcy on February 24, 2012. As a result of the reorganization, the Company applied fresh start accounting and the consolidated financial information for periods after the reorganization date is presented on a different cost basis than that for the periods before the reorganization and, therefore, is not comparable.

/s/ KPMG LLP

Irvine, California

March 15, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

William Lyon Homes

We have audited the accompanying consolidated balance sheets of William Lyon Homes (the “Company”) as of December 31, 2011, and the related consolidated statements of operations, equity (deficit) and cash flows for each of the two years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of William Lyon Homes as of December 31, 2011, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

As more fully described in Note 2, the Company filed for protection under Chapter 11 of the Bankruptcy Code on December 19, 2011 and emerged from bankruptcy on February 24, 2012. Accordingly, the accompanying consolidated financial statements as of December 31, 2011 and for the year then ended, which includes the impact of the period from December 19, through December 31, 2011, have been prepared in accordance with Accounting Standards Codification Topic 852, Reorganizations. The Company applied debtor in possession reporting for the period described above resulting in a lack of comparability with the prior financial statements.

/s/ WINDES & MCCLAUGHRY

Irvine, California

January 21, 2013

WILLIAM LYON HOMES

CONSOLIDATED BALANCE SHEETS

(in thousands except number of shares and par value per share)

	Successor	Predecessor
	December 31,
	2012	2011
ASSETS
Cash and cash equivalents — Note 1	$71,075	$20,061
Restricted cash — Note 1	853	852
Receivables	14,789	13,732
Real estate inventories — Note 7
Owned	421,630	398,534
Not owned	39,029	47,408
Deferred loan costs, net	7,036	8,810
Goodwill — Note 8	14,209	—
Intangibles, net of accumulated amortization of $5,757 as of December 31, 2012 — Note 9	4,620	—
Other assets, net	7,906	7,554

Total assets	$581,147	$496,951

LIABILITIES AND EQUITY (DEFICIT)
Liabilities not subject to compromise
Accounts payable	$18,735	$1,436
Accrued expenses	41,770	2,082
Liabilities from inventories not owned — Note 15	39,029	47,408
Notes payable — Note 10	13,248	74,009
Senior Secured Term Loan due January 31, 2015 — Note 10	—	206,000
8 1/2% Senior Notes due November 15, 2020 — Note 10	325,000	—

	437,782	330,935

Liabilities subject to compromise
Accounts payable	—	3,946
Accrued expenses	—	48,457
7 5/8% Senior Notes due December 15, 2012 — Note 10	—	66,704
10 3/4% Senior Notes due April 1, 2013 — Note 10	—	138,912
7 1/2% Senior Notes due February 15, 2014 — Note 10	—	77,867

	—	335,886

Commitments and contingencies — Note 19
Redeemable convertible preferred stock — Note 16:
Redeemable convertible preferred stock, par value $0.01 per share; 80,000,000 shares authorized; 77,005,744 shares issued and outstanding at December 31, 2012	71,246	—
Equity (deficit):
William Lyon Homes stockholders’ equity (deficit) — Note 17
Common stock (Predecessor), par value $0.01 per share; 3,000 shares authorized; 1,000 shares outstanding at December 31, 2011	—	—
Common stock, Class A, par value $0.01 per share; 340,000,000 shares authorized; 70,121,378 shares issued and outstanding at December 31, 2012	701	—
Common stock, Class B, par value $0.01 per share; 50,000,000 shares authorized; 31,464,548 shares issued and outstanding at December 31, 2012	315	—
Common stock, Class C, par value $0.01 per share; 120,000,000 shares authorized; 16,020,338 shares issued and outstanding at December 31, 2012	160	—
Common stock, Class D, par value $0.01 per share; 30,000,000 shares authorized; 2,499,293 shares outstanding at December 31, 2012	25	—
Additional paid-in capital	73,113	48,867
Accumulated deficit	(11,602)	(228,383)

Total William Lyon Homes stockholders’ equity (deficit)	62,712	(179,516)
Noncontrolling interest — Note 5	9,407	9,646

Total equity (deficit)	72,119	(169,870)

Total liabilities and equity (deficit)	$581,147	$496,951

See accompanying notes to consolidated financial statements

WILLIAM LYON HOMES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except number of shares and per share data)

	Successor	Predecessor
	Period from February 25 through December 31, 2012	Period from January 1 through February 24, 2012	Year Ended December 31,

			2011	2010
Operating revenue
Home sales	$244,610	$16,687	$207,055	$266,865
Lots, land and other sales	104,325	—	—	17,204
Construction services — Note 1	23,825	8,883	19,768	10,629

	372,760	25,570	226,823	294,698

Operating costs
Cost of sales — homes	(203,203)	(14,598)	(184,489)	(225,751)
Cost of sales — lots, land and other	(94,786)	—	(4,234)	(20,426)
Impairment loss on real estate assets — Note 7	—	—	(128,314)	(111,860)
Construction services — Note 1	(21,416)	(8,223)	(18,164)	(7,805)
Sales and marketing	(13,928)	(1,944)	(16,848)	(19,746)
General and administrative	(26,095)	(3,302)	(22,411)	(25,129)
Amortization of intangible assets — Note 9	(5,757)	—	—	—
Other	(2,909)	(187)	(3,983)	(2,740)

	(368,094)	(28,254)	(378,443)	(413,457)

Equity in income of unconsolidated joint ventures	—	—	3,605	916

Operating income (loss)	4,666	(2,684)	(148,015)	(117,843)
(Loss) gain on extinguishment of debt — Note 10	(1,392)	—	—	5,572
Interest expense, net of amounts capitalized — Note 1	(9,127)	(2,507)	(24,529)	(23,653)
Other income, net	1,528	230	838	57

Loss before reorganization items and (provision) benefit from income taxes	(4,325)	(4,961)	(171,706)	(135,867)
Reorganization items, net — Note 4	(2,525)	233,458	(21,182)	—

(Loss) income before (provision) benefit from income taxes	(6,850)	228,497	(192,888)	(135,867)
(Provision) benefit from income taxes — Note 13	(11)	—	(10)	412

Net (loss) income	(6,861)	228,497	(192,898)	(135,455)
Less: Net income attributable to noncontrolling interest	(1,998)	(114)	(432)	(1,331)

Net (loss) income attributable to William Lyon Homes	(8,859)	228,383	(193,330)	(136,786)
Preferred stock dividends	(2,743)	—	—	—

Net (loss) income available to common stockholders	$(11,602)	$228,383	$(193,330)	$(136,786)

(Loss) income per common share, basic and diluted	$(0.11)	$228,383	$(193,330)	$(136,786)
Weighted average common shares outstanding, basic and diluted	103,037,842	1,000	1,000	1,000

See accompanying notes to consolidated financial statements

WILLIAM LYON HOMES

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

(in thousands)

	William Lyon Homes Stockholders				Non- Controlling Interest	Total
	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)

	Shares	Amount
Balance — December 31, 2009 (Predecessor)	1	$—	$48,867	$101,733	$7,599	$158,199
Cash contributions to members of consolidated entities	—	—	—	—	6,546	6,546
Cash distributions to members of consolidated entities	—	—	—	—	(3,913)	(3,913)
Net (loss) income	—	—	—	(136,786)	1,331	(135,455)

Balance — December 31, 2010 (Predecessor)	1	—	48,867	(35,053)	11,563	25,377
Cash contributions to members of consolidated entities	—	—	—	—	6,605	6,605
Cash distributions to members of consolidated entities	—	—	—	—	(8,954)	(8,954)
Net (loss) income	—	—	—	(193,330)	432	(192,898)

Balance — December 31, 2011 (Predecessor)	1	—	48,867	(228,383)	9,646	(169,870)
Cash contributions to members of consolidated entities	—	—	—	—	1,825	1,825
Cash distributions to members of consolidated entities	—	—	—	—	(1,897)	(1,897)
Net (loss) income	—	—	—	(7,201)	114	(7,087)

Balance — February 24, 2012 (Predecessor)	1	—	48,867	(235,584)	9,688	(177,029)
Cancellation of predecessor common stock	(1)	—	—	—	—	—
Plan of reorganization and fresh start valuation adjustments	—	—	—	186,717	(1,588)	185,129
Elimination of predecessor accumulated deficit	—	—	(48,867)	48,867	—	—

Balance — February 24, 2012 (Predecessor)	—	—	—	—	8,100	8,100
Issuance of new common stock in connection with emergence from Chapter 11	92,368	924	43,191	—	—	44,115

Balance — February 24, 2012 (Successor)	92,368	924	43,191	—	8,100	52,215
Net (loss) income	—	—	—	(8,859)	1,998	(6,861)
Cash contributions to members of consolidated entities	—	—	—	—	15,313	15,313
Cash distributions to members of consolidated entities	—	—	—	—	(16,004)	(16,004)
Issuance of common stock	25,239	252	26,248	—	—	26,500
Issuance of restricted stock	2,499	25	(25)	—	—	—
Stock based compensation	—	—	3,699	—	—	3,699
Preferred stock dividends	—	—	—	(2,743)	—	(2,743)

Balance — December 31, 2012 (Successor)	120,106	$1,201	$73,113	$(11,602)	$9,407	$72,119

See accompanying notes to consolidated financial statements

WILLIAM LYON HOMES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Successor	Predecessor
	Period from February 25 through December 31, 2012	Period from January 1 through February 24, 2012	Year Ended December 31,
			2011	2010
Operating activities
Net (loss) income	$(6,861)	$228,497	$(192,898)	$(135,455)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,631	586	3,875	3,718
Impairment loss on real estate assets	—	—	128,314	111,860
Stock based compensation expense	3,699	—	—	—
Equity in income of unconsolidated joint ventures	—	—	(3,605)	(916)
Loss on sale of fixed asset	—	—	83	122
Reorganization items:
Cancellation of debt	—	(298,831)	—	—
Plan implementation and fresh start adjustments	—	49,302	—	—
Write-off of deferred loan costs	—	8,258	—	—
Accrued professional fees	—	—	1,000	—
Loss (gain) on extinguishment of debt	1,104	—	—	(5,572)
Net changes in operating assets and liabilities:
Restricted cash	(1)	—	(211)	3,711
Receivables	(2,924)	941	4,767	(2,205)
Income tax refunds receivable	—	—	—	107,401
Real estate inventories — owned	30,256	(7,047)	18,151	(66,317)
Real estate inventories — not owned	7,129	1,250	—	—
Other assets	605	206	(4,422)	15,898
Accounts payable	7,706	4,618	(1,522)	(4,142)
Accrued expenses	9,778	(3,851)	7,817	(3,984)
Liabilities from real estate inventories not owned	(7,129)	(1,250)	—	—

Net cash provided by (used in) operating activities	49,993	(17,321)	(38,651)	24,119

Investing activities
Investment in and advances to unconsolidated joint ventures	—	—	—	(194)
Distributions from unconsolidated joint ventures	—	—	1,435	4,183
Cash paid for acquisitions, net	(33,201)	—	—	—
Purchases of property and equipment	(312)	—	(128)	(64)

Net cash (used in) provided by investing activities	(33,513)	—	1,307	3,925

WILLIAM LYON HOMES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(in thousands)

	Successor	Predecessor
	Period from February 25 through December 31, 2012	Period from January 1 through February 24, 2012	Year Ended December 31,
			2011	2010
Financing activities
Proceeds from borrowings on notes payable	13,248	—	—	7,087
Proceeds from issuance of 8 1/2% Senior Notes	325,000	—	—	—
Principal payments on notes payable	(73,676)	(616)	(11,532)	(52,797)
Principal payments on Senior Secured Term Loan	(235,000)	—	—	—
Principal payments on Senior Subordinated Secured Notes	(75,916)	—	—	—
Proceeds from reorganization	—	30,971	—	—
Proceeds from issuance of convertible preferred stock	14,000	50,000	—	—
Proceeds from issuance of common stock	16,000	—	—	—
Proceeds from debtor in possession financing	—	5,000	—	—
Principal payment of debtor in possession financing	—	(5,000)	—	—
Payment of deferred loan costs	(7,181)	(2,491)	—	—
Net cash paid for repurchase of Senior Notes	—	—	—	(31,268)
Payment of preferred stock dividends	(1,721)	—	—	—
Noncontrolling interest contributions	15,313	1,825	6,605	6,546
Noncontrolling interest distributions	(16,004)	(1,897)	(8,954)	(3,913)

Net cash (used in) provided by financing activities	(25,937)	77,792	(13,881)	(74,345)

Net (decrease) increase in cash and cash equivalents	(9,457)	60,471	(51,225)	(46,301)
Cash and cash equivalents — beginning of period	80,532	20,061	71,286	117,587

Cash and cash equivalents — end of period	$71,075	$80,532	$20,061	$71,286

Supplemental disclosures:
Cash paid for professional fees relating to the reorganization	$3,228	$7,813	$20,182	$—

Supplemental disclosures of non-cash investing and financing activities:
Issuance of common stock related to land acquisition	$10,500	$—	$—	$—

Land contributed in lieu of cash for common stock	$—	$4,029	$—	$—

Distributions of real estate from unconsolidated joint ventures	$—	$—	$800	$—

Accretion of payable in kind dividends on convertible preferred stock	$860	$—	$—	$—

Preferred stock dividends, accrued	$162	$—	$—	$—

Net change in real estate inventories—not owned and liabilities from inventories not owned	$—	$—	$7,862	$10,652

Note payable issued in conjunction with land acquisition	$—	$—	$55,000	$—

See accompanying notes to consolidated financial statements

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Basis of Presentation and Significant Accounting Policies

Operations

William Lyon Homes, a Delaware corporation (“Parent” and together with its subsidiaries, the “Company”), are primarily engaged in designing, constructing and selling single family detached and attached homes in California, Arizona, Nevada and Colorado (under the Village Homes brand).

Basis of Presentation

We applied the accounting under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 852 (“ASC 852”), “Reorganizations,” as of February 24, 2012 (see Note 3). Therefore, our consolidated balance sheet as of December 31, 2012, which is referred to as that of the “Successor”, includes adjustments resulting from the reorganization and application of ASC 852 and is not comparable to our balance sheet as of December 31, 2011, which is referred to as that of the “Predecessor”. References to the “Successor” in the consolidated financial statements and the notes thereto refer to the Company after giving effect to the reorganization and application of ASC 852. References to the “Predecessor” refer to the Company prior to the reorganization and application of ASC 852.

The preparation of the Company’s financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities as of December 31, 2012 and 2011 and revenues and expenses for the period from January 1, 2012 through February 24, 2012, period from February 25, 2012 through December 31, 2012, and years ended December 31, 2011 and 2010. Accordingly, actual results could differ from those estimates. The significant accounting policies using estimates include real estate inventories and cost of sales, impairment of real estate inventories, warranty reserves, loss contingencies, sales and profit recognition, accounting for variable interest entities, and fresh start accounting. The current economic environment increases the uncertainty inherent in these estimates and assumptions.

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

Real Estate Inventories

Real estate inventories are carried at cost net of impairment losses, if any. Real estate inventories consist primarily of land deposits, land and land under development, homes completed and under construction, and model homes. All direct and indirect land costs, offsite and onsite improvements and applicable interest and other carrying charges are capitalized to real estate projects during periods when the project is under development. Land, offsite costs and all other common costs are allocated to land parcels benefited based upon relative fair values before construction. Onsite construction costs and related carrying charges (principally interest and property taxes) are allocated to the individual homes within a phase based upon the relative sales value of the homes. The Company relieves its accumulated real estate inventories through cost of sales for the estimated cost of homes sold. Selling expenses and other marketing costs are expensed in the period incurred. A provision for warranty costs relating to the Company’s limited warranty plans is included in cost of sales and accrued expenses at the time the sale of a home is recorded. The Company generally reserves approximately one to one and one quarter percent of the sales price of its homes against the possibility of future charges relating to its one-year limited warranty and similar potential claims. Factors that affect the Company’s warranty liability include the

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

number of homes under warranty, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary. Changes in the Company’s warranty liability for the period from February 25, 2012 through December 31, 2012, period from January 1, 2012 through February 24, 2012, and the year ended December 31, 2011and 2010 are as follows (in thousands):

	Successor	Predecessor
	Period from February 25 through December 31, 2012	Period from January 1 through February 24, 2012	Year Ended December 31,
			2011	2010
Warranty liability, beginning of period	$14,000	$14,314	$16,341	$21,365
Warranty provision during period	2,731	187	2,380	2,574
Warranty payments during period	(3,216)	(845)	(4,699)	(8,277)
Warranty charges related to pre-existing warranties during period	802	199	292	679
Fresh start adjustment	—	145	—	—

Warranty liability, end of period	$14,317	$14,000	$14,314	$16,341

Interest incurred under the Company’s debt obligations, as more fully discussed in Note 10, is capitalized to qualifying real estate projects under development. Any additional interest charges related to real estate projects not under development are expensed in the period incurred. Interest activity for the period from February 25, 2012 through December 31, 2012, period from January 1, 2012 through February 24, 2012, and the year ended December 31, 2011and 2010 are as follows (in thousands):

	Successor	Predecessor
	Period from February 25 through December 31, 2012	Period from January 1 through February 24, 2012	Year Ended December 31,
			2011	2010
Interest incurred	$30,526	$7,145	$61,464	$62,791
Less: Interest capitalized	(21,399)	(4,638)	(36,935)	(39,138)

Interest expense, net of amounts capitalized	$9,127	$2,507	$24,529	$23,653

Cash paid for interest	$26,560	$8,924	$48,018	$59,748

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial Instruments

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash investments, receivables, and deposits. The Company typically places its cash investments in investment grade short-term instruments. Deposits, included in other assets, are due from municipalities or utility companies and are generally collected from such entities through fees assessed to other developers. The Company is an issuer of, or subject to, financial instruments with off-balance sheet risk in the normal course of business which exposes it to credit risks. These financial instruments include letters of credit and obligations in connection with assessment district bonds. These off-balance sheet financial instruments are described in more detail in Note 19.

Cash and Cash Equivalents

Short-term investments with a maturity of three months or less when purchased are considered cash equivalents. The Company’s cash and cash equivalents balance exceeds federally insurable limits as of December 31, 2012 and 2011. The Company monitors the cash balances in its operating accounts and adjusts the cash balances as appropriate; however, these cash balances could be negatively impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts.

Restricted Cash

Restricted cash consists of deposits made by the Company to a bank account as collateral for the use of letters of credit to guarantee the Company’s financial obligations under certain other contractual arrangements in the normal course of business.

Deferred Loan Costs

Deferred loan costs represent debt issuance cost and are primarily amortized to interest expense using the straight line method which approximates the effective interest method.

Goodwill

In accordance with the provisions of ASC 350, Intangibles, Goodwill and Other, goodwill amounts are not amortized, but rather are analyzed for impairment at the reporting segment level. Goodwill is analyzed on an annual basis, or when indicators of impairment exist. We have determined that we have five reporting segments, as discussed in Note 6, and we will perform an annual goodwill impairment analysis during the fourth quarter of each fiscal year, with the first annual testing carried out in the fourth quarter of fiscal year 2012.

Intangible Assets

Recorded intangible assets primarily relate to construction management contracts, homes in backlog, and joint venture management fee contracts recorded in conjunction with ASC 852. Such assets were valued based on expected cash flows related to home closings, and the asset is amortized on a per unit basis, as homes under the contracts close.

Income (loss) per common share

The Company computes income (loss) per common share in accordance with FASB ASC Topic 260, Earnings per Share, which requires income (loss) per common share for each class of stock to be calculated using the two-class method. The two-class method is an allocation of income (loss) between the holders of common stock and a company’s participating security holders.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Basic income (loss) per common share is computed by dividing income or loss available to common stockholders by the weighted average number of shares of common stock outstanding. For purposes of determining diluted income (loss) per common share, basic income (loss) per common share is further adjusted to include the effect of potential dilutive common shares outstanding.

Income Taxes

Income taxes are accounted for under the provisions of Financial Accounting Standards Board ASC 740, Income Taxes, using an asset and liability approach. Deferred income taxes reflect the net effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating loss and tax credit carryforwards measured by applying currently enacted tax laws. A valuation allowance is provided to reduce net deferred tax assets to an amount that is more likely than not to be realized. ASC 740 prescribes a recognition threshold and a measurement criteria for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be considered “more-likely-than-not” to be sustained upon examination by taxing authorities. The Company has taken positions in certain taxing jurisdictions for which it is more likely than not that previously unrecognized tax benefits will be recognized. In addition, the Company has elected to recognize interest and penalties related to uncertain tax positions in the income tax provision.

Impact of Recent Accounting Pronouncements

In 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the IASB (the Boards) on fair value measurement and results in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” Our adoption of these new provisions of ASU 2011-04 on January 1, 2012 did not have an impact on our consolidated financial statements.

In 2012, the FASB issued ASU 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. The amendments permit an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30. Previous guidance required an entity to test indefinite-lived intangible assets for impairment, on at least an annual basis, by comparing the fair value of the asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an entity should recognize an impairment loss in the amount of that excess. An entity has the option not to calculate annually the fair value of an indefinite-lived intangible asset if the entity determines that it is not more likely than not that the asset is impaired. For the year ended December 31, 2012, the Company did not elect to use qualitative assessment option permitted by this amendment; however, the Company anticipates using the qualitative assessment option in future periods.

Reclassifications

Certain balances on the financial statements and certain amounts presented in the notes have been reclassified in order to conform to current year presentation.

Note 2—Emergence from Chapter 11

On December 19, 2011, William Lyon Homes (the “Company”) and certain of its direct and indirect wholly-owned subsidiaries filed voluntary petitions, under chapter 11 of Title 11 of the United States Code, as

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

•

the issuance, in exchange for cash and land deposits of $25 million, of 31,464,548 shares of the Company’s new Class B Common Stock, $0.01 par value per share (“Class B Common Stock”) and warrants to purchase 15,737,294 shares of Class B Common Stock;

•

the issuance of 64,831,831 shares of Parent’s new Convertible Preferred Stock, $0.01 par value per share, or Convertible Preferred Stock, for $50.0 million in cash, and 12,966,366 shares of Parent’s new Class C Common Stock, $0.01 par value per share or Class C Common Stock, for $10.0 million in cash. The aggregate cash consideration of $60 million was apportioned between Common and Preferred in accordance with the Plan; and

•

the issuance of an additional 3,144,000 shares of Class C Common Stock to Luxor Capital Group LP as a transaction fee in consideration for providing the backstop commitment of the offering of shares of Class C Common Stock and Convertible Preferred Stock in connection with the Plan.

Note 3—Fresh Start Accounting and Effects of the Plan

As required by U.S. GAAP, effective as of February 24, 2012, we adopted fresh start accounting following the guidance of ASC 852. Fresh start accounting results in the Company becoming a new entity for financial reporting purposes. Accordingly, our consolidated financial statements for periods prior to February 25, 2012 are not comparable to consolidated financial statements presented on or after February 25, 2012. Fresh start accounting was required upon emergence from Chapter 11 because holders of voting shares immediately before confirmation of the Plan received less than 50% of the emerging entity and the reorganization value of our assets immediately before confirmation of our Plan was less than our post-petition liabilities and allowed claims. Fresh start accounting results in a new basis of accounting and reflects the allocation of our estimated fair value to underlying assets and liabilities. Our estimates of fair value are inherently subject to significant uncertainties and contingencies beyond our reasonable control. Accordingly, there can be no assurance that the estimates, assumptions, valuations, appraisals and financial projections will be realized, and actual results could vary materially. Moreover, the market value of our common stock may differ materially from the equity valuation for accounting purposes under ASC 852. In addition, the cancellation of debt income and the allocation of the attribute reduction for tax purposes is an estimate and will not be finalized until the 2012 tax return is filed. Any change resulting from this estimate could impact deferred taxes.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under ASC 852, the Successor Company must determine a value to be assigned to the equity of the emerging company as of the date of adoption of fresh-start accounting, which was February 24, 2012 for the Company, the date the Debtors emerged from Chapter 11. To facilitate the adoption of fresh start accounting, the Company engaged a third-party valuation firm to assist with assessing enterprise value, and the allocation of value to the assets and liabilities of the Company. To calculate enterprise value, the Company used a discounted cash flow analysis, considering a weighted average cost of capital of 16.5%, and utilized a Gordon Growth model with a 3.0% growth rate to calculate terminal value. The analysis resulted in an enterprise value of $485.0 million, which was used as the enterprise value for fresh start accounting. The Company’s total debt was valued at $384.5 million, which consists of the following:

•

$6.3 million related to a construction note payable with an outstanding principal amount of $6.5 million, which reflects an adjustment of $(0.2) million. The Company discounted the contractual interest and principal payments using a risk adjusted rate of 12.5%.

•

$56.3 million related to a construction note payable with an outstanding principal amount of $55.0 million, which reflects an adjustment of $1.3 million. The Company discounted the contractual interest and principal payments using a risk adjusted rate of 12.5%.

•

$2.9 million related to a seller note arrangement that matured on March 1, 2012, 6 days after the plan of reorganization was approved. The payment was made in full, therefore the value of the note was the amount paid.

•

The remaining debt that was renegotiated as part of the Company’s plan of reorganization, consists of a construction note payable of $9.0 million, the $235.0 million Senior Secured Term Loan and the $75.0 million Senior Subordinated Secured Notes due 2017. In accordance with ASC 820, Fair Value Measurements and Disclosures, fair value is defined as, “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date”. As these debt amounts were negotiated as part of the reorganization by market participants, their carrying value at that date is representative of fair value.

The enterprise value of the Company was $485.0 million, which includes $384.5 million fair value of debt, as detailed above, and $100.5 million of equity value. The value of each type of equity security was determined using an option pricing model used in accordance with ASC 718, Valuation of Stock Compensation, and treated the redeemable convertible preferred stock, the common stock and the common stock warrants as separate securities. Based on the rights and preferences of each security, the Company valued each security based on a series of five events:

(i)	liquidation preference of the redeemable convertible preferred stock,

(ii)	timing of participation of Class A and B shares of common stock,

(iii)	timing of participation of Class C shares of common stock,

(iv)	conversion of preferred shares into common shares, and

(v)	exercise of warrants

The Company used an option pricing model and the relative rights of the securities to allocate the $100.5 million among the redeemable convertible preferred stock, the common stock and the warrants. Each security was valued based on the relative rights and preferences and a three year term to liquidity event, volatility of 59% based on public company comparables, a risk free rate of .43% based on a three year treasury rate. In addition, the redeemable convertible preferred stock has a dividend yield of 6% and the common stock and warrants have a discount for lack of marketability of 38%. Based on these inputs and the assumptions, the redeemable

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

convertible preferred stock was valued at $56.4 million, the common stock was valued at $43.1 million and the warrants were valued at $1.0 million.

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

In conjunction with the adoption of fresh start accounting, certain intangible assets including, the value of the Company’s homes in backlog, construction management contracts and joint venture management fee contracts were recorded at their estimated fair values as of February 24, 2012 in the amount of $9.5 million. The Company’s backlog was valued using the With/Without Method of the Income Approach to estimate the fair value of the backlog. This asset is amortized on a straight line basis, as homes that were in backlog as of February 24, 2012, are closed or the contract is cancelled.

The construction management contracts and joint venture management fee contracts were valued using the Multi-period Excess Earnings method of the Income Approach to estimate the fair value. Since these assets are valued based on expected cash flows related to home closings, the asset is amortized on a straight line basis, as homes under the contracts close.

The following fresh start consolidated balance sheet presents the implementation of the Plan and the adoption of fresh start accounting as of the Effective Date. Reorganization adjustments have been recorded within the consolidated balance sheet to reflect the effects of the Plan, including discharge of liabilities subject to compromise and the adoption of fresh start accounting in accordance with ASC 852.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATED BALANCE SHEETS

(in thousands except number of shares and par value per share)

	February 24, 2012
	Predecessor	Plan of Reorganization Adjustments		Fresh Start Accounting Adjustments		Successor
ASSETS
Cash and cash equivalents	$12,787	$67,746	(a)	$—		$80,533
Restricted cash	852	—		—		852
Receivables	12,790	—		(996	)(m)	11,794
Real estate inventories
Owned	405,632	4,029	(b)	(1,198	)(n)	408,463
Not owned	46,158	—		—		46,158
Property & equipment, net	962	—		(421	)(o)	541
Deferred loan costs	8,258	(5,767	)(c)	—		2,491
Goodwill	—	—		14,209	(p)	14,209
Intangibles	—	—		9,470	(q)	9,470
Other assets	6,307	47	(d)	—		6,354

Total assets	$493,746	$66,055		$21,064		$580,865

LIABILITIES AND EQUITY (DEFICIT)
Liabilities not subject to compromise
Accounts payable	$10,000	$—		$—		$10,000
Accrued expenses	31,391	—		221	(r)	31,612
Liabilities from inventories not owned	46,158	—		—		46,158
Notes payable	78,394	(5,000	)(f)	1,100	(s)	74,494
Senior Secured Term Loan due January 31, 2015	206,000	29,000	(g)	—		235,000
Senior Subordinated Secured Notes due February 25, 2017	—	75,000	(h)	—		75,000

	371,943	99,000		1,321		472,264

Liabilities subject to compromise
Accrued expenses	15,297	(15,297	)(e)	—		—
7 5/8% Senior Notes due December 15, 2012	66,704	(66,704	)(e)	—		—
10 3/4% Senior Notes due April 1, 2013	138,964	(138,964	)(e)	—		—
7 1/2% Senior Notes due February 15, 2014	77,867	(77,867	)(e)	—		—

	298,832	(298,832)		—		—

Redeemable convertible preferred stock	—	56,386	(i)	—		56,386
Equity (deficit):
William Lyon Homes stockholders’ equity (deficit)
Common stock, Class A	—	448	(j)	—		448
Common stock, Class B	—	315	(j)	—		315
Common stock, Class C	—	161	(j)	—		161
Additional paid-in capital	48,867	(21,177	)(k)	15,501	(t)	43,191
Accumulated deficit	(235,584)	229,754	(l)	5,830	(u)	—

Total William Lyon Homes stockholder’s equity (deficit)	(186,717)	209,501		21,331		44,115
Noncontrolling interest	9,688	—		(1,588	)(v)	8,100

Total equity (deficit)	(177,029)	209,501		19,743		52,215

Total liabilities and equity (deficit)	$493,746	$66,055		$21,064		$580,865

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Notes to Plan of Reorganization and Fresh Start Accounting Adjustments:

a	Reflects net cash received of $81.0 million from the issuance of new equity, reduced by the repayment of DIP financing of $5.2 million, payment of financing fees of $2.6 million and other reorganization related costs of $5.4 million.

b	Reflects contribution of land option deposit in lieu of cash for Class B Common Stock.

c	Reflects the write-off of the remaining deferred loan costs of the Old Notes net of capitalization of deferred loan costs related to the Amended Term Loan.

d	Reflects prepaid property taxes to obtain title insurance for the second lien notes. Deferred tax assets are not reflected on the balance sheet as they have been fully reserved.

e	Reflects the extinguishment of liabilities subject to compromise (“LSTC”) at emergence. LSTC was comprised of $283.5 million of Old Notes and $15.3 million of related accrued interest. The holders of the Old Notes received Class A common stock of the Successor entity.

f	Reflects repayment of amounts outstanding under the DIP Credit Agreement pursuant to the Plan.

g	Reflects the additional principal added to the Amended Term Loan, in accordance with the Plan.

h	Reflects the issuance of Senior Subordinated Secured Notes of $75.0 million, in accordance with the Plan.

i	Reflects the fair value of the Convertible Preferred Stock issued pursuant to the Plan. The fair value of the total residual equity interest of $100.5 million was determined based on the enterprise value of $485.0 million determined as of the date of the plan, less the $384.5 million fair value of Long-Term debt. Cash received for the convertible preferred was $50.0 million, however as discussed previously, the Company valued the redeemable convertible preferred stock at $56.4 million.

j	Reflects the issuance of 92.4 million total shares in new common stock at $0.01 par value and the extinguishment of 1,000 shares ($0.01 par) of Old Common Stock, in accordance with the plan (see Note 2 for allocation of shares).

k	Reflects the elimination of $48.9 million of additional paid-in capital (“APIC”) relating to Old Common Stock, offset by $27.7 million of net cash received from the issuance of the Class B and Class C shares of common stock.

l	Reflects the elimination of $235.6 million of accumulated deficit of the Predecessor company in addition to the net impact of Plan adjustments to assets, liabilities and stockholder’s equity.

m	Reflects adjustment of $1.0 million to notes receivable with a book value of $6.2 million to fair value of $5.2 million using the discounted cash flow approach. The Company discounted the future interest to be received at a discount rate of 10%, which is above the stated rate of the note.

n	Reflects adjustment of $1.2 million to real estate inventory using the discounted cash flow approach. The Company used project forecasts and an unlevered discount rate of 20% to arrive at fair value. Certain projects that are held for future development were valued on an “As-Is” Basis using market comparables.

o	Reflects adjustment of $0.4 million to property and equipment with a book value of $1.0 million to fair value of $ $0.6 million, based on the estimated sales value of the assets determined on an “As Is” Basis using market comparables.

p	Goodwill represents the excess of enterprise value upon emergence over fair value of net tangible and identifiable intangible assets acquired.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

q	Reflects identifiable intangible assets comprised of $4.6 million relating to construction management contracts, $4.0 million relating to homes in backlog, and $0.8 million relating to joint venture management fees. The value of the construction management contracts and the joint venture management fees was estimated using the discounted cash flows of each related project at a discount rate ranging from 17% to 19%. The value of the backlog contracts was determined using the With/Without method of the income approach and the expected closing date of the home in backlog and the contracted sales price of the home.

r	Reflects adjustments to warranty and construction defect litigation liabilities which were valued based on the estimated costs of warranty spending on homes previously closed plus an estimated margin of 9.4%, plus a reasonable margin required to transfer the liability or to fulfill the obligation.

s	Reflects adjustment of one note payable of $(0.2) million, with a book value of $6.5 million to a fair value of $6.3 million. The Company used a discounted cash flow on contracted interest and principal to be received and a risk adjusted discount rate of 12.5%. Also reflects adjustment of one note payable of $1.3 million, with a book value of $55.0 million to a fair value of $56.3 million. The Company used a discounted cash flow on contracted interest and principal to be received and a risk adjusted discount rate of 12.5%.

t	Reflects the adjustment to a combined common stock and warrants value of $44.1 million for the calculation of fair value under the provisions of fresh start accounting, based on the remaining residual equity interest of $100.5 million, as discussed in note (i) above, less the allocation to convertible preferred of $56.4 million, as also discussed in note (i).

u	Reflects the elimination of a balance in accumulated deficit of $5.8 million to reduce any accumulated deficit or retained earnings in conjunction with fresh start accounting, which requires the successor entity to begin with a zero balance in retained earnings.

v	Reflects adjustment of $1.6 million to minority interest in a consolidated entity with a book value of $9.7 million to fair value of $8.1 million. The Company used a discounted cash flow approach to the project and the estimated cash to be distributed to the minority member of the entity, using a discount rate of 17.8%.

Reconciliation of enterprise value to the reorganized value of the Company’s assets and determination of goodwill (in thousands):

Total enterprise value	$485,000
Add: liabilities (excluding debt and equity)	87,765
Add: noncontrolling interest	8,100

Reorganization value of assets	580,865
Fair value of assets (excluding goodwill)	566,656

Reorganization value in excess of fair value (goodwill)	$14,209

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4—Reorganization Items

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

	Successor	Predecessor
	Period from February 25 through December 31, 2012	Period from January 1 through February 24, 2012
			Year Ended December 31,
			2011	2010
Cancellation of debt	$—	$298,831	$—	$—
Plan implementation and fresh start valuation adjustments	—	(49,302)	—	—
Professional fees	(2,525)	(7,813)	(21,182)	—
Write-off of Old Notes deferred loan costs	—	(8,258)	—	—

Total reorganization items, net	$(2,525)	$233,458	$(21,182)	$—

Note 5—Variable Interest Entities and Noncontrolling Interests

The Company accounts for variable interest entities in accordance with ASC 810, Consolidation (“ASC 810”). Under ASC 810, a variable interest entity (“VIE”) is created when: (a) the equity investment at risk in the entity is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by other parties, including the equity holders; (b) the entity’s equity holders as a group either (i) lack the direct or indirect ability to make decisions about the entity, (ii) are not obligated to absorb expected losses of the entity or (iii) do not have the right to receive expected residual returns of the entity; or (c) the entity’s equity holders have voting rights that are not proportionate to their economic interests, and the activities of the entity involve or are conducted on behalf of the equity holder with disproportionately few voting rights. If an entity is deemed to be a VIE pursuant to ASC 810, the enterprise that has both (i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (ii) the obligation to absorb the expected losses of the entity or right to receive benefits from the entity that could be potentially significant to the VIE is considered the primary beneficiary and must consolidate the VIE. In accordance with ASC 810, we perform ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE.

Joint Ventures

As of December 31, 2012 and 2011, the Company had two and one joint ventures, respectively, which were deemed to be VIEs under ASC 810 for which the Company is considered the primary beneficiary. The Company manages the joint ventures, by using its sales, development and operations teams and has significant control over these projects and therefore the power to direct the activities that most significantly impact the joint venture’s performance, in addition to being obligated to absorb expected losses or receive benefits from the joint venture, and therefore the Company is deemed to be the primary beneficiary of these VIEs.

These joint ventures are each engaged in homebuilding and land development activities. Certain of these joint ventures have not obtained construction financing from outside lenders, but are financing their activities through equity contributions from each of the joint venture partners. The Company has no rights, nor does the Company have any obligation with respect to the liabilities of the VIEs, and none of the Company’s assets serve

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

as collateral for the creditors of these VIEs. The assets of the joint ventures are the sole collateral for the liabilities of the joint ventures and as such, the creditors and equity investors of these joint ventures have no recourse to assets of the Company held outside of these joint ventures. Creditors of these VIEs have no recourse against the general credit of the Company. The liabilities of each VIE are restricted to the assets of each VIE. Additionally, the creditors of the Company have no access to the assets of the VIEs. Income allocations and cash distributions to the Company are based on predetermined formulas between the Company and their joint venture partners as specified in the applicable partnership or operating agreements. The Company generally receives, after partners’ priority returns and return of partners’ capital, approximately 50% of the profits and cash flows from the joint ventures.

During the year ended December 31, 2012, the Company formed a joint venture, Lyon Branches, LLC, for the purpose of land development and homebuilding activities. The Company, as the managing member, has the power to direct the activities of the VIE since it manages the daily operations and has exposure to the risks and rewards of the VIE, as based on the division of income and loss per the joint venture agreement. Therefore, the Company is the primary beneficiary of the joint venture, and the VIE was consolidated as of December 31, 2012.

As of December 31, 2012, the assets of the consolidated VIEs totaled $24.7 million, of which $1.1 million was cash and $20.4 was real estate inventories. The liabilities of the consolidated VIEs totaled $6.4 million, primarily comprised of accounts payable and accrued liabilities. The Company recorded a $1.6 million valuation adjustment to the noncontrolling interest account on one VIE in accordance with the adoption of ASC 852.

As of December 31, 2011, the assets of the consolidated VIEs totaled $14.0 million, of which $2.1 million was cash and $8.7 million was real estate inventories. The liabilities of the consolidated VIEs totaled $1.3 million, primarily comprised of accounts payable and accrued liabilities.

Note 6—Segment Information

The Company operates one principal homebuilding business. In accordance with FASB ASC Topic 280, Segment Reporting (“ASC 280”), the Company has determined that each of its operating divisions is an operating segment.

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company’s Executive Chairman, Chief Executive Officer and Chief Operating Officer have been identified as the chief operating decision makers. The Company’s chief operating decision makers direct the allocation of resources to operating segments based on the profitability and cash flows of each respective segment.

The Company’s homebuilding operations design, construct and sell a wide range of homes designed to meet the specific needs in each of its markets. In accordance with the aggregation criteria defined by ASC 280, the Company’s homebuilding operating segments have been grouped into five reportable segments: Southern California, consisting of an operating division with operations in Orange, Los Angeles, San Bernardino and San Diego counties; Northern California, consisting of an operating division with operations in Contra Costa, Sacramento, San Joaquin, Santa Clara, Solano and Placer counties; Arizona, consisting of operations in the Phoenix, Arizona metropolitan area; Nevada, consisting of operations in the Las Vegas, Nevada metropolitan area; and Colorado, consisting of operations in the Denver, Colorado metropolitan area, Fort Collins, and Granby, Colorado. Colorado does not meet the quantitative requirements for segment reporting per ASC 280, however management believes that information about the segment is useful to readers of the financial statements.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Corporate develops and implements strategic initiatives and supports the Company’s operating divisions by centralizing key administrative functions such as finance and treasury, information technology, risk management and litigation and human resources.

Segment financial information relating to the Company’s operations was as follows (in thousands):

	Successor	Predecessor
	Period from February 25 through December 31, 2012	Period from January 1 through February 24, 2012	Year Ended December 31,
			2011	2010
Operating revenue:
Southern California	$116,619	$7,759	$130,737	$206,241
Northern California	154,684	11,014	54,141	56,095
Arizona	58,714	4,316	20,074	16,595
Nevada	37,307	2,481	21,871	15,767
Colorado	5,436	—	—	—

Total operating revenue	$372,760	$25,570	$226,823	$294,698

	Successor	Predecessor
	Period from February 25 through December 31, 2012	Period from January 1 through February 24, 2012	Year Ended December 31,
			2011	2010
(Loss) income before (provision) benefit from income taxes:
Southern California	$3,345	$(19,131)	$(26,406)	$(83,176)
Northern California	16,179	6,195	(6,307)	(41)
Arizona	2,073	9,928	(95,184)	(26,887)
Nevada	(1,146)	(1,738)	(30,500)	(21,449)
Colorado	130	—	—	—
Corporate	(27,431)	233,243	(34,491)	(4,314)

(Loss) income before (provision) benefit from income taxes	$(6,850)	$228,497	$(192,888)	$(135,867)

(Loss) income before (provision) benefit from income taxes includes the following pretax inventory impairment charges recorded in the following segments (in thousands):

	Successor	Predecessor
	Period from February 25 through December 31, 2012	Period from January 1 through February 24, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Southern California	$—	$—	$17,962	$70,801
Northern California	—	—	2,074	3,103
Arizona	—	—	87,607	22,409
Nevada	—	—	20,671	15,547
Colorado	—	—	—	—

Total impairment loss on real estate assets	$—	$—	$128,314	$111,860

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Successor	Predecessor
	December 31,
	2012	2011
Homebuilding assets:
Southern California	$195,688	$182,781
Northern California	31,293	105,298
Arizona	173,847	129,920
Nevada	51,141	42,183
Colorado	37,668	—
Corporate (1)	91,510	36,769

Total homebuilding assets	$581,147	$496,951

(1)	Comprised primarily of cash and cash equivalents, receivables, deferred loan costs, and other assets.

Note 7—Real Estate Inventories

Real estate inventories consist of the following (in thousands):

	Successor	Predecessor
	December 31,
	2012	2011
Real estate inventories owned:
Land deposits	$31,855	$26,939
Land and land under development	318,327	267,348
Homes completed and under construction	50,847	90,824
Model homes	20,601	13,423

Total	$421,630	$398,534

Real estate inventories not owned: (1)
Other land options contracts — land banking arrangement	$39,029	$47,408

(1)	Represents the consolidation of a land banking arrangement which does not obligate the Company to purchase the lots, however, based on certain factors, the Company has determined it is economically compelled to purchase the lots in the land banking arrangement, which has been consolidated. Amounts are net of deposits.

The Company accounts for its real estate inventories under FASB ASC 360 Property, Plant, & Equipment (“ASC 360”).

ASC 360 requires impairment losses to be recorded on real estate inventories when indicators of impairment are present and the undiscounted cash flows estimated to be generated by real estate inventories are less than the carrying amount of such assets. Indicators of impairment include a decrease in demand for housing due to softening market conditions, competitive pricing pressures, which reduce the average sales price of homes including an increase in sales incentives offered to buyers, slowing sales absorption rates, decreases in home values in the markets in which the Company operates, significant decreases in gross margins and a decrease in project cash flows for a particular project.

For land, construction in progress, completed inventory, including model homes, and inventories not owned, the Company estimates expected cash flows at the project level by maintaining current budgets using recent

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Fair value represents the amount at which an asset could be bought or sold in a current transaction between willing parties (i.e., other than a forced or liquidation sale). Management determines the estimated fair value of each project by determining the present value of estimated future cash flows at discount rates that are commensurate with the risk of each project and each domain, market or sub-market or may use recent appraisals if they more accurately reflect fair value. The estimation process involved in determining if assets have been impaired and in the determination of fair value is inherently uncertain because it requires estimates of future revenues and costs, as well as future events and conditions. Estimates of revenues and costs are supported by the Company’s budgeting process, and are based on recent sales in backlog, pricing required to get the desired pace of sales, pricing of competitive projects, incentives offered by competitors and current estimates of costs of development and construction or current appraisals.

The Company engaged a third-party valuation firm to assist with the analysis of the fair value of the entity, and respective assets and liabilities in connection with its reorganization. In conjunction with the valuation of all of the assets of the Company, the Company re-set value on certain land holdings in the early stages of development, based on: (i) “as-is” development stages of the property instead of a discounted cash flow approach, (ii) relative comparables on similar stage properties that had recently sold, on a per acre basis, and (iii) location of the property, among other factors. Since the valuation was completed near December 31, 2011, management used such valuation to evaluate the book value as of December 31, 2011.

Under the provisions of FASB ASC 360, the Company is required to make certain assumptions to estimate undiscounted future cash flows of a project, which include: (i) estimated sales prices, including sales incentives, (ii) anticipated sales absorption rates and sales volume, (iii) project costs incurred to date and the estimated future costs of the project based on the project budget, (iv) the carrying costs related to the time a project is actively selling until it closes the final unit in the project, and (v) alternative strategies including selling the land to a third-party or temporarily suspending development at the project. Each project has different assumptions and is based on management’s assessment of the current market conditions that exist in each project location. The Company’s assumptions include moderate absorption increases in certain projects beginning in 2013. In addition, the Company has assumed some moderate reduction in sales incentives in certain projects in certain markets beginning in 2013.

The assumptions and judgments used by the Company in the estimation process to determine the future undiscounted cash flows of a project and its fair value are inherently uncertain and require a substantial degree of judgment. The realization of the Company’s real estate inventories is dependent upon future uncertain events and market conditions. Due to the subjective nature of the estimates and assumptions used in determining the future cash flows of a project, actual results could differ materially from current estimates.

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of February 24, 2012, the Company made fair value adjustments to inventory in accordance with fresh start accounting. During the period from February 25, 2012 through December 31, 2012, the Company did not record any impairments.

During the year ended December 31, 2011, the Company recorded impairment loss on real estate assets of $128.3 million. The impairment loss related to land under development and homes completed and under construction recorded during the year ended December 31, 2011, resulted from (i) in certain projects, a decrease in home sales prices related to increased incentives and (ii) a decrease in sales absorption rates which increased the length of time of the project and increased period costs related to the project. The impairment loss related to land held for future development or sold incurred during the year ended December 31, 2011, resulted from the reduced value of the land in the project. The Company values land held for future development using, (i) projected cash flows with the strategy of selling the land, on a finished or unfinished basis, or building out the project, (ii) considering recent, legitimate offers received, (iii) prices for land in recent comparable sales transactions, and other factors. For three of the Company’s projects which are entitled land categorized as “land held for future development” in the table above, the Company engaged a third-party valuation firm to value the land of each project, on an as-is basis, using several factors including the existing land sale market and market comparables as a barometer for each project.

Note 8—Goodwill

Goodwill of $14.2 million at December 31, 2012 represents the excess of our enterprise value upon emergence over the fair value of our net tangible and identifiable intangible assets. The Company recorded goodwill of $14.2 million as of February 24, 2012 in connection with fresh start accounting (refer to Notes 2, 3, and 4 for further details relating to fresh start accounting and valuation of goodwill).

Goodwill by operating segment as of December 31, 2012 and 2011 is as follows (in thousands):

	Successor	Predecessor
	December 31,
	2012	2011
Southern California	$4,885	$—
Northern California	1,916	—
Arizona	5,951	—
Nevada	1,457	—
Colorado	—	—

Total goodwill	$14,209	$—

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9—Intangibles

The carrying value and accumulated amortization of intangible assets at December 31, 2012, by major intangible asset category, is as follows (in thousands):

	Successor
	December 31, 2012
	Carrying Value	Accumulated Amortization	Net Carrying Amount
Construction management contracts	$4,640	$(1,295)	$3,345
Homes in backlog	4,937	(4,169)	768
Joint venture management fee contracts	800	(293)	507

Total intangibles	$10,377	$(5,757)	$4,620

Amortization expense related to intangible assets for the period from February 25, 2012 through December 31, 2012 was $5.8 million. There was no amortization expense related to intangible assets for the period from January 1, 2012 through February 24, 2012 or prior, since intangible assets of $9.5 million were recorded in conjunction with ASC 852 and intangible assets of $0.9 million were recorded in conjunction with the purchase of Village Homes on December 7, 2012.

Estimated future amortization expense related to intangible assets is as follows (in thousands):

Total
Amortization
2013	$1,725
2014	1,244
2015	1,651

Total	$4,620

The weighted average remaining useful life of intangible assets as of December 31, 2012 is 24 months.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10—Senior Notes and Secured Indebtedness

Notes payable consist of the following (in thousands):

	Successor	Predecessor
	December 31,
	2012	2011
Notes payable:
Notes payable	$13,248	$74,009

Senior Notes:
8 1/2% Senior Notes due November 15, 2020	325,000	—
Senior Secured Term Loan due Janaury 31, 2015	—	206,000
7 5/8% Senior Notes due December 15, 2012	—	66,704
10 3/4% Senior Notes due April 1, 2013	—	138,912
7 1/2% Senior Notes due February 15, 2014	—	77,867

Total Senior Notes	325,000	489,483

Total notes payable and Senior Notes	$338,248	$563,492

The maturities of the Notes Payable and 8 ½ Senior Notes are as follows as of December 31, 2012 (in thousands):

Year Ended December 31,
2013	$—
2014	—
2015	13,248
2016	—
2017	—
Thereafter	325,000

$338,248

8.5% Senior Notes Due 2020

On November 8, 2012, William Lyon Homes, Inc., a California corporation and wholly-owned subsidiary of the Company (“California Lyon”) completed its offering of 8.5% Senior Notes due 2020, or the New Notes, in an aggregate principal amount of $325 million. The New Notes were issued at 100% of their aggregate principal amount. The Company used the net proceeds from the sale of the New Notes, together with cash on hand, to refinance the Company’s (i) $235 million 10.25% Senior Secured Term Loan due 2015 (“Amended Term Loan”), (ii) approximately $76 million in aggregate principal amount of 12% Senior Subordinated Secured Notes due 2017 (“Old Notes”), (iii) approximately $11 million in principal amount of project related debt, and (iv) to pay accrued and unpaid interest thereon.

As of December 31, 2012, the outstanding principal amount of the New Notes is $325 million. The New Notes bear interest at an annual rate of 8.5% per annum and is payable semiannually in arrears on May 15 and November 15, commencing on May 15, 2013, and mature on November 15, 2020. The New Notes are senior unsecured obligations of California Lyon and are unconditionally guaranteed on a senior subordinated secured basis by Parent and by certain of Parent’s existing and future restricted subsidiaries. The New Notes and the guarantees rank senior to all of California Lyon’s and the guarantors’ existing and future unsecured senior debt and senior in right of payment to all of California Lyon’s and the guarantors’ future subordinated debt. The New

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Notes and the guarantees are and will be effectively junior to any of California Lyon’s and the guarantors’ existing and future secured debt.

On or after November 15, 2016, California Lyon may redeem all or a portion of the New Notes upon not less than 30 nor more than 60 days’ notice, at the redemption prices (expressed as percentages of the principal amount) set forth below plus accrued and unpaid interest to the applicable redemption date, if redeemed during the 12-month period beginning on November 15 of the years indicated below:

Year	Percentage
2016	104.250%
2017	102.125%
2018 and thereafter	100.000%

Prior to November 15, 2016 the New Notes may be redeemed in whole or in part at a redemption price equal to 100% of the principal amount plus a “make-whole” premium, and accrued and unpaid interest to, the redemption date.

In addition, any time prior to November 15, 2015, California Lyon may, at its option on one or more occasions, redeem New Notes in an aggregate principal amount not to exceed 35% of the aggregate principal amount of the New Notes issued prior to such date at a redemption price (expressed as a percentage of principal amount) of 108.5%, plus accrued and unpaid interest to the redemption date, with an amount equal to the net cash proceeds from one or more equity offerings.

The indenture governing the New Notes (the “Indenture”) contains covenants that limit the ability of the Company and its restricted subsidiaries to, among other things: (i) incur or guarantee certain additional indebtedness; (ii) pay dividends or make other distributions or repurchase stock; (iii) make certain investments; (iv) sell assets; (v) incur liens; (vi) enter into agreements restricting the ability of the Company’s restricted subsidiaries to pay dividends or transfer assets; (vii) enter into transactions with affiliates; (viii) create unrestricted subsidiaries; and (viii) consolidate, merge or sell all or substantially all of the Company’s and California Lyon’s assets. These covenants are subject to a number of important exceptions and qualifications as described in the Indenture. The Company is in compliance with all such covenants as of December 31, 2012.

Amended Senior Secured Term Loan

Prior to completing its offering of the New Notes, California Lyon was a party to that certain Amended and Restated Senior Secured Term Loan Agreement (the “Amended Term Loan Agreement”), dated February 25, 2012. The Senior Secured Term Loan was renegotiated into the terms below in conjunction with the Plan of Reorganization as discussed in Notes 2, 3, and 4.

The Amended Term Loan Agreement provided for a first lien secured term loan of $235.0 million, secured by substantially all of the assets of California Lyon, Parent (excluding stock in California Lyon) and certain wholly-owned subsidiaries of Parent. The Amended Term Loan was guaranteed by Parent and certain wholly-owned subsidiaries of Parent.

The Amended Term Loan bore interest at a rate of 10.25% per annum. Prior to its repayment in conjunction with the New Notes offering, the Amended Term Loan was scheduled to mature on January 31, 2015. In addition, there was no pre-payment penalty associated with the Amended Term Loan.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company recognized a loss of $1.9 million upon the early extinguishment of the Amended Term Loan related to unamortized debt issuance costs. The loss is included in (loss) gain on extinguishment of debt in the consolidated statement of operations for the period from February 25, 2012 through December 31, 2012.

Senior Secured Term Loan

Prior to the Plan of Reorganization, as discussed in Notes 2, 3, and 4, California Lyon was a party to a certain Senior Secured Term Loan Agreement (the “Term Loan Agreement”), dated October 20, 2009. As of December 31, 2011, the Term Loan outstanding balance was $206.0 million.

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

Upon any prepayment of any portion of the Term Loan prior to its scheduled maturity (other than any prepayment required in connection with a payment of all or any portion of the outstanding principal balance of any of the indentures governing the Term Loan), the Term Loan Agreement provided that California Lyon make a “make whole payment” equal to an amount, if positive, of the present value of all future payments of interest which would become due with respect to such prepaid amount from the date of prepayment thereof through and including the maturity date, discounted at a rate of 14%.

The Company was in technical default of the term loan as of December 31, 2011, due to (a) expiration of the tangible net worth covenant waiver on October 27, 2011 and (b) a cross default under the senior notes indentures. The term loan was restructured into the Amended Term Loan as described above.

Senior Subordinated Secured Notes

Prior to completing its offering of New Notes as discussed above, pursuant to the terms of the Plan, on February 25, 2012, California Lyon issued $75.0 million principal amount of 12% Senior Subordinated Secured Notes, or the Old Notes, due February 25, 2017, in exchange for the claims held by the holders of the formerly outstanding Senior Notes of California Lyon. California Lyon received no net proceeds from this issuance.

Cash interest of 8% on the outstanding principal amount of the Old Notes was due in semi-annual installments in arrears on June 15 and December 15 of each year. The remaining interest of 4% on the outstanding principal amount of the Old Notes was payable in kind semi-annually in arrears by increasing the principal amount of the Old Notes.

The Old Notes were redeemable at the option of California Lyon at any time, in whole or in part, at a redemption price equal to 100% of the principal amount redeemed, plus accrued and unpaid interest, if any.

As described above, California Lyon used a portion of the proceeds from the sale of the New Notes to refinance the Old Notes. The Old Notes were paid off as of December 31, 2012. The Company recognized a loss of $0.3 million upon the early extinguishment of the Old Notes related to an early tender premium. The loss is included in (loss) gain on extinguishment of debt in the consolidated statement of operations for the period from February 25, 2012 through December 31, 2012.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

10 3/4% Senior Notes Indenture Interest Payment Default

On October 31, 2011, California Lyon did not make the scheduled interest payment on the 10 3/4% Senior Notes within the 30-day grace period specified in the 10 3/ 4% Senior Notes Indenture, resulting in an event of default under the 10 3/4% Senior Notes Indenture, and a cross-default under the Term Loan Agreement. In the event that Holders of the 10 3/4% Senior Notes exercised their right to accelerate the 10 3/4% Senior Notes, a cross-default under the other prepetition indentures would have resulted. Since the Company was in negotiations with certain holders of the Senior Notes to reorganize and restructure the debt of the Company, the holders did not exercise their right to accelerate the 10 3/4% Senior Notes.

7 1/2% Senior Notes

On February 6, 2004, California Lyon issued $150.0 million principal amount of the 7 1/2% Senior Notes, resulting in net proceeds to the Company of approximately $147.6 million. Of the initial $150.0 million, $77.9 million aggregate principal amount remained outstanding as of December 31, 2011.

During the year ended December 31, 2010, the Company redeemed, in privately negotiated transactions, $37.3 million principal amount of its outstanding Senior Notes at a cost of $31.3 million, plus accrued interest. The net gain resulting from the redemptions, after giving effect to amortization of related deferred loan costs, was $5.6 million, and is included in (loss) gain on extinguishment of debt in the consolidated statement of operations for the year ended December 31, 2010.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Notes Payable

Construction Notes Payable

In September 2012, the Company entered into two construction notes payable agreements. The first agreement has total availability under the facility of $19.0 million, to be drawn for land development and construction on one of its wholly-owned projects. The loan matures in September 2015 and bears interest at the Prime Rate + 1.0%, with a rate floor of 5.0%, which was the effective interest rate as of December 31, 2012. As of December 31, 2012, the Company had borrowed $7.8 million under this facility. The loan will be repaid with proceeds from home closings of the project and is secured by the underlying project. The second agreement has total availability under the facility of $17.0 million, to be drawn for land development and construction on one of its joint venture projects, which is consolidated in accordance with ASC 810 (See Note 5 for further discussion). The loan matures in March 2015 and bears interest at Prime + 1%, with a rate floor of 5.0%, which was the effective interest rate as of December 31, 2012. As of December 31, 2012, the Company had borrowed $5.4 million under this facility. The loan will be repaid with proceeds from home closings of the project and is secured by the underlying project.

At December 31, 2011, the Company had two construction notes payable totaling $16.0 million. One of the notes totaling $9.0 million matured in January 2012, with interest at rates based on either LIBOR or prime with an interest rate floor of 6.5%. However, in conjunction with the Plan, the construction note payable was renegotiated to mature January 2013 with an option to extend for one year to December 2013. Interest on the note was paid monthly at a rate based on LIBOR or prime, with a floor of 5.5%, and the principal was repaid ratably in quarterly installments, beginning March 31, 2012 and continuing through maturity. In November 2012, the construction note was paid in full with proceeds from the New Notes.

The other construction note had a remaining balance at December 31, 2011 of $7.0 million, and was not renegotiated in conjunction with the Plan. The note had a maturity date in May 2015 and required monthly interest payments at a fixed rate of 10.0%, with quarterly principal payments of $500,000. In November 2012, the construction note was paid in full with proceeds from the New Notes. The Company recognized a loss of $0.2 million upon the early extinguishment of the note related to the unamortized debt discount. The loss is included in (loss) gain on extinguishment of debt in the consolidated statement of operations for the period from February 25, 2012 through December 31, 2012.

Land Acquisition Note Payable

In October 2011, the Company secured an acquisition note payable in conjunction with the acquisition of a parcel of land in Northern California. The acquisition price of the land was $56.0 million, and the loan was for $55.0 million. The note was scheduled to mature in October 2012, and carried an interest rate of 1.5% per month, which was paid monthly on the loan. As part of the Company’s adoption of ASC 852, the loan was valued at $56.3 million as of February 24, 2012, the confirmation date of the plan. In May 2012, the Company sold the parcel of land and repaid the note in full recognizing a gain on extinguishment of debt of $1.0 million, net of amortization expense of $0.3 million. The gain is included in (loss) gain on extinguishment of debt in the consolidated statement of operations for the period from February 25, 2012 through December 31, 2012.

Seller Financing

At December 31, 2011, the Company had $3.0 million of notes payable outstanding related to a land acquisition for which seller financing was provided. The note bore interest at 7% and matured in March 2012. In March 2012, the seller note was paid in full.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS

The following consolidating financial information includes:

(1) Consolidating balance sheets as of December 31, 2012 and 2011; consolidating statements of operations for the period from February 25, 2012 through December 31, 2012, the period from January 1, 2012 through February 24, 2012, and the years ended December 31, 2011 and 2010; and consolidating statements of cash flows for the period from February 25, 2012 through December 31, 2012, the period from January 1, 2012 through February 24, 2012, and the years ended December 31, 2011 and 2010, of (a) William Lyon Homes, as the parent, or “Delaware Lyon”, (b) William Lyon Homes, Inc., as the subsidiary issuer, or “California Lyon”, (c) the guarantor subsidiaries, (d) the non-guarantor subsidiaries and (e) William Lyon Homes, Inc. on a consolidated basis; and

(2) Elimination entries necessary to consolidate Delaware Lyon, with William Lyon Homes, Inc. and its guarantor and non-guarantor subsidiaries.

William Lyon Homes owns 100% of all of its guarantor subsidiaries and all guarantees are full and unconditional, joint and several. As a result, in accordance with Rule 3-10 (d) of Regulation S-X promulgated by the SEC, no separate financial statements are required for these subsidiaries as of December 31, 2012 and 2011, and for the period from February 25, 2012 through December 31, 2012, the period from January 1, 2012 through February 24, 2012, and the years ended December 31, 2011 and 2010.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING BALANCE SHEET

December 31, 2012 (Successor)

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
ASSETS
Cash and cash equivalents	$—	$69,376	$65	$1,634	$—	$71,075
Restricted cash	—	853	—	—	—	853
Receivables	—	11,278	296	3,215	—	14,789
Real estate inventories
Owned	—	398,952	13	22,665	—	421,630
Not owned	—	39,029	—	—	—	39,029
Deferred loan costs	—	7,036	—	—	—	7,036
Goodwill	—	14,209	—	—	—	14,209
Intangibles	—	4,620	—	—	—	4,620
Other assets	—	7,437	146	323	—	7,906
Investments in subsidiaries	62,712	22,148	—	—	(84,860)	—
Intercompany receivables	—	—	207,239	18,935	(226,174)	—

Total assets	$62,712	$574,938	$207,759	$46,772	$(311,034)	$581,147

LIABILITIES AND EQUITY (DEFICIT)
Accounts payable	$—	$17,998	$39	$698	$—	$18,735
Accrued expenses	—	41,505	213	52	—	41,770
Liabilities from inventories not owned	—	39,029	—	—	—	39,029
Notes payable	—	7,809	—	5,439	—	13,248
8 1/2% Senior Notes	—	325,000	—	—	—	325,000
Intercompany payables	—	217,146	—	9,028	(226,174)	—

Total liabilities	—	648,487	252	15,217	(226,174)	437,782

Redeemable convertible preferred stock	—	71,246	—	—	—	71,246
Equity (deficit)
William Lyon Homes stockholders’ equity (deficit)	62,712	(144,795)	207,507	22,148	(84,860)	62,712
Noncontrolling interest	—	—	—	9,407	—	9,407

Total liabilities and equity (deficit)	$62,712	$574,938	$207,759	$46,772	$(311,034)	$581,147

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING BALANCE SHEET

(DEBTOR-IN-POSSESSION)

December 31, 2011 (Predecessor)

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
ASSETS
Cash and cash equivalents	$—	$14,333	$47	$5,681	$—	$20,061
Restricted cash	—	852	—	—	—	852
Receivables	—	9,897	310	3,525	—	13,732
Real estate inventories
Owned	—	278,939	—	119,595	—	398,534
Not owned	—	47,408	—	—	—	47,408
Deferred loan costs, net	—	8,810	—	—	—	8,810
Other assets, net	—	6,671	159	724	—	7,554
Investments in subsidiaries	(179,516)	(85,714)	—	—	265,230	—
Intercompany receivables	—	—	203,517	12	(203,529)	—

Total assets	$(179,516)	$281,196	$204,033	$129,537	$61,701	$496,951

LIABILITIES AND (DEFICIT) EQUITY
Liabilities not subject to compromise
Accounts payable	$—	$1,436	$—	$—	$—	$1,436
Accrued expenses	—	2,082	—	—	—	2,082
Liabilities from inventories not owned	—	47,408	—	—	—	47,408
Notes payable	—	3,010	—	70,999	—	74,009
Senior Secured Term Loan	—	206,000	—	—	—	206,000
Intercompany payables	—	71,459	—	132,070	(203,529)	—

	—	331,395	—	203,069	(203,529)	330,935
Liabilities subject to compromise
Accounts payable	—	2,560	38	1,348	—	3,946
Accrued expenses	—	47,051	218	1,188	—	48,457
7 5/8% Senior Notes	—	66,704	—	—	—	66,704
10 3/4% Senior Notes	—	138,912	—	—	—	138,912
7 1/2% Senior Notes	—	77,867	—	—	—	77,867

	—	333,094	256	2,536	—	335,886

Total liabilities	—	664,489	256	205,605	(203,529)	666,821

(Deficit) equity
William Lyon Homes stockholders’ (deficit) equity	(179,516)	(383,293)	203,777	(85,714)	265,230	(179,516)
Noncontrolling interest	—	—	—	9,646	—	9,646

Total liabilities and (deficit) equity	$(179,516)	$281,196	$204,033	$129,537	$61,701	$496,951

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

Period from February 25, 2012 through

December 31, 2012 (Successor)

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$198,108	$47,989	$102,838	$—	$348,935
Construction services	—	23,825	—	—	—	23,825
Management fees	—	534	—	—	(534)	—

	—	222,467	47,989	102,838	(534)	372,760

Operating costs
Cost of sales	—	(163,083)	(41,516)	(93,924)	534	(297,989)
Construction services	—	(21,416)	—	—	—	(21,416)
Sales and marketing	—	(10,705)	(2,617)	(606)	—	(13,928)
General and administrative	—	(25,872)	(221)	(2)	—	(26,095)
Amortization of intangible assets	—	(5,757)	—	—	—	(5,757)
Other	—	(3,027)	(2)	120	—	(2,909)

	—	(229,860)	(44,356)	(94,412)	534	(368,094)

(Loss) income from subsidiaries	(8,859)	11,681	—	—	(2,822)	—

Operating (loss) income	(8,859)	4,288	3,633	8,426	(2,822)	4,666
Loss on extinguishment of debt	—	(1,392)	—	—	—	(1,392)
Interest expense, net of amounts capitalized	—	(9,227)	—	100	—	(9,127)
Other income (expense), net	—	618	(61)	971	—	1,528

(Loss) income before reorganization items and provision for income taxes	(8,859)	(5,713)	3,572	9,497	(2,822)	(4,325)
Reorganization items, net	—	(3,073)	1	547	—	(2,525)

(Loss) income before provision for income taxes	(8,859)	(8,786)	3,573	10,044	(2,822)	(6,850)
Provision for income taxes	—	(11)	—	—	—	(11)

Net (loss) income	(8,859)	(8,797)	3,573	10,044	(2,822)	(6,861)
Less: Net income attributable to noncontrolling interest	—	—	—	(1,998)	—	(1,998)

Net (loss) income attributable to William Lyon Homes	(8,859)	(8,797)	3,573	8,046	(2,822)	(8,859)
Preferred stock dividends	(2,743)	—	—	—	—	(2,743)

Net (loss) income available to common stockholders	$(11,602)	$(8,797)	$3,573	$8,046	$(2,822)	$(11,602)

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

Period from January 1, 2012 through

February 24, 2012 (Predecessor)

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Home sales	$—	$10,024	$4,316	$2,347	$—	$16,687
Construction services	—	8,883	—	—	—	8,883
Management fees	—	110	—	—	(110)	—

	—	19,017	4,316	2,347	(110)	25,570

Operating costs
Cost of sales — homes	—	(8,819)	(3,820)	(2,069)	110	(14,598)
Construction services	—	(8,223)	—	—	—	(8,223)
Sales and marketing	—	(1,496)	(260)	(188)	—	(1,944)
General and administrative	—	(3,246)	(56)	—	—	(3,302)
Other	—	(16)	—	(171)	—	(187)

	—	(21,800)	(4,136)	(2,428)	110	(28,254)

Income from subsidiaries	228,383	11,536	—	—	(239,919)	—

Operating income (loss)	228,383	8,753	180	(81)	(239,919)	(2,684)
Interest expense, net of amounts capitalized	—	(2,407)	—	(100)	—	(2,507)
Other income (expense), net	—	266	(25)	(11)	—	230

Income (loss) before reorganization items and provision for income taxes	228,383	6,612	155	(192)	(239,919)	(4,961)
Reorganization items	—	221,796	(1)	11,663	—	233,458

Income before provision for income taxes	228,383	228,408	154	11,471	(239,919)	228,497
Provision for income taxes	—	—	—	—	—	—

Net income	228,383	228,408	154	11,471	(239,919)	228,497
Less: Net income attributable to noncontrolling interest	—	—	—	(114)	—	(114)

Net income attributable to William Lyon Homes	$228,383	$228,408	$154	$11,357	$(239,919)	$228,383

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

(DEBTOR-IN-POSSESSION)

Year Ended December 31, 2011 (Predecessor)

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Home sales	$—	$176,992	$19,954	$10,109	$—	$207,055
Construction services	—	19,768	—	—	—	19,768
Management fees	—	468	—	—	(468)	—

	—	197,228	19,954	10,109	(468)	226,823

Operating costs
Cost of sales	—	(162,148)	(18,225)	(8,818)	468	(188,723)
Impairment loss on real estate assets	—	(70,742)	—	(57,572)	—	(128,314)
Construction services	—	(18,164)	—	—	—	(18,164)
Sales and marketing	—	(14,528)	(1,318)	(1,002)	—	(16,848)
General and administrative	—	(22,070)	(340)	(1)	—	(22,411)
Other	—	(2,979)	—	(1,004)	—	(3,983)

	—	(290,631)	(19,883)	(68,397)	468	(378,443)

Equity in income of unconsolidated joint ventures	—	3,605	—	—	—	3,605
Loss from subsidiaries	(193,330)	(59,588)	—	—	252,918	—

Operating (loss) income	(193,330)	(149,386)	71	(58,288)	252,918	(148,015)
Interest expense, net of amounts capitalized	—	(23,639)	—	(890)	—	(24,529)
Other income (expense), net	—	1,018	(131)	(49)	—	838

Loss before reorganization items and provision for income taxes	(193,330)	(172,007)	(60)	(59,227)	252,918	(171,706)
Reorganization items	—	(21,182)	—	—	—	(21,182)

Loss before provision for income taxes	(193,330)	(193,189)	(60)	(59,227)	252,918	(192,888)
Provision for income taxes	—	(10)	—	—	—	(10)

Net loss	(193,330)	(193,199)	(60)	(59,227)	252,918	(192,898)
Less: Net income attributable to noncontrolling interest	—	—	—	(432)	—	(432)

Net loss attributable to William Lyon Homes	$(193,330)	$(193,199)	$(60)	$(59,659)	$252,918	$(193,330)

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

Year Ended December 31, 2010 (Predecessor)

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$263,864	$16,595	$3,610	$—	$284,069
Construction services	—	10,629	—	—	—	10,629
Management fees	—	165	—	—	(165)	—

	—	274,658	16,595	3,610	(165)	294,698

Operating costs						—
Cost of sales	—	(228,542)	(16,167)	(1,633)	165	(246,177)
Impairment loss on real estate assets	—	(111,860)	—	—	—	(111,860)
Construction services	—	(7,805)	—	—	—	(7,805)
Sales and marketing	—	(17,953)	(1,208)	(585)	—	(19,746)
General and administrative	—	(24,795)	(313)	(21)	—	(25,129)
Other	—	(2,740)	—	—	—	(2,740)

	—	(393,695)	(17,688)	(2,239)	165	(413,457)

Equity in income of unconsolidated joint ventures	—	916	—	—	—	916
(Loss) income from subsidiaries	(136,786)	(1,053)	12	—	137,827	—

Operating (loss) income	(136,786)	(119,174)	(1,081)	1,371	137,827	(117,843)
Gain on extinguishment of debt	—	5,572	—	—	—	5,572
Interest expense, net of amounts capitalized	—	(23,653)	—	—	—	(23,653)
Other income (expense), net	—	280	(235)	12	—	57

(Loss) income before benefit from income taxes	(136,786)	(136,975)	(1,316)	1,383	137,827	(135,867)
Benefit from income taxes	—	412	—	—	—	412

Net (loss) income	(136,786)	(136,563)	(1,316)	1,383	137,827	(135,455)
Less: Net income attributable to noncontrolling interest	—	—	—	(1,331)	—	(1,331)

Net (loss) income attributable to William Lyon Homes	$(136,786)	$(136,563)	$(1,316)	$52	$137,827	$(136,786)

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

Period from February 25, 2012 through

December 31, 2012 (Successor)

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating activities
Net cash (used in) provided by operating activities	$—	$(72,014)	$3,579	$118,428	$—	$49,993

Investing activities
Cash paid for acquisitions, net	—	(33,201)	—	—	—	(33,201)
Purchases of property and equipment	—	(271)	(20)	(21)	—	(312)
Investments in subsidiaries	—	(84,828)	—	—	84,828	—

Net cash used in investing activities	—	(118,300)	(20)	(21)	84,828	(33,513)

Financing activities
Proceeds from borrowings on notes payable	—	7,809	—	5,439	—	13,248
Proceeds from issurance of 8 1/2% Senior Notes	—	325,000	—	—	—	325,000
Principal payments on notes payable	—	(3,994)	—	(69,682)	—	(73,676)
Principal payments on Senior Secured Term Loan	—	(235,000)	—	—	—	(235,000)
Principal payments on Senior Subordinated Secured Notes	—	(75,916)	—	—	—	(75,916)
Proceeds from issuance of convertible preferred stock	—	14,000	—	—	—	14,000
Proceeds from issuance of common stock	—	16,000	—	—	—	16,000
Payment of deferred loan costs	—	(7,181)	—	—	—	(7,181)
Payment of preferred stock dividends	—	(1,721)	—	—	—	(1,721)
Noncontrolling interest contributions	—	—	—	15,313	—	15,313
Noncontrolling interest distributions	—	—	—	(16,004)	—	(16,004)
Advances to affiliates	—	—	3	78,817	(78,820)	—
Intercompany receivables/payables	—	144,535	(3,549)	(134,978)	(6,008)	—

Net cash provided (used in) by financing activities	—	183,532	(3,546)	(121,095)	(84,828)	(25,937)

Net (decrease) increase in cash and cash equivalents	—	(6,782)	13	(2,688)	—	(9,457)
Cash and cash equivalents at beginning of period	—	76,158	52	4,322	—	80,532

Cash and cash equivalents at end of period	$—	$69,376	$65	$1,634	$—	$71,075

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

Period from January 1, 2012 through

February 24, 2012 (Predecessor)

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating activities
Net cash (used in) provided by operating activities	$—	$(13,638)	$181	$(3,864)	$—	$(17,321)

Investing activities
Purchases of property and equipment	—	(419)	(3)	422	—	—
Investments in subsidiaries	—	183	—	—	(183)	—

Net cash (used in) provided by investing activities	—	(236)	(3)	422	(183)	—

Financing activities
Principal payments on notes payable	—	(116)	—	(500)	—	(616)
Proceeds from reorganization	—	30,971	—	—	—	30,971
Proceeds from issuance of convertible preferred stock	—	50,000	—	—	—	50,000
Proceeds from debtor in possession financing	—	5,000	—	—	—	5,000
Principal payment of debtor in possession financing	—	(5,000)	—	—	—	(5,000)
Payment of deferred loan costs	—	(2,491)	—	—	—	(2,491)
Noncontrolling interest contributions	—	—	—	1,825	—	1,825
Noncontrolling interest distributions	—	—	—	(1,897)	—	(1,897)
Advances to affiliates	—	—	—	(4)	4	—
Intercompany receivables/payables	—	(2,665)	(173)	2,659	179	—

Net cash provided by (used in) financing activities	—	75,699	(173)	2,083	183	77,792

Net increase (decrease) in cash and cash equivalents	—	61,825	5	(1,359)	—	60,471
Cash and cash equivalents at beginning of period	—	14,333	47	5,681	—	20,061

Cash and cash equivalents at end of period	$—	$76,158	$52	$4,322	$—	$80,532

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

(DEBTOR-IN-POSSESSION)

Year Ended December, 2011 (Predecessor)

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating activities
Net cash provided by (used in) operating activities	$—	$127,757	$87	$(166,495)	$—	$(38,651)

Investing activities
Distributions from unconsolidated joint ventures	—	1,435	—	—	—	1,435
Purchases of property and equipment	—	725	(131)	(722)	—	(128)
Investments in subsidiaries	—	29,412	—	—	(29,412)	—

Net cash provided by (used in) investing activities	—	31,572	(131)	(722)	(29,412)	1,307

Financing activities
Principal payments on notes payable	—	(82,531)	—	70,999	—	(11,532)
Noncontrolling interest contributions	—	—	—	6,605	—	6,605
Noncontrolling interest distributions	—	—	—	(8,954)	—	(8,954)
Advances to affiliates	—	—	(3)	(29,341)	29,344	—
Intercompany receivables/payables	—	(131,964)	(37)	131,933	68	—

Net cash (used in) provided by financing activities	—	(214,495)	(40)	171,242	29,412	(13,881)

Net (decrease) increase in cash and cash equivalents	—	(55,166)	(84)	4,025	—	(51,225)
Cash and cash equivalents at beginning of period	—	69,499	131	1,656	—	71,286

Cash and cash equivalents at end of period	$—	$14,333	$47	$5,681	$—	$20,061

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 30, 2010 (Predecessor)

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating activities
Net cash provided by (used in) operating activities	$—	$27,863	$(1,245)	$(2,499)	$—	$24,119

Investing activities
Investment in and advances to unconsolidated joint ventures	—	(194)	—	—	—	(194)
Distributions from unconsolidated joint venture	—	4,183	—	—	—	4,183
Purchases of property and equipment	—	101	(165)	—	—	(64)
Investments in subsidiaries	—	(361)	12	—	349	—

Net cash provided by (used in) investing activities	—	3,729	(153)	—	349	3,925

Financing activities
Proceeds from borrowings on notes payable	—	7,087	—	—	—	7,087
Principal payments on notes payable	—	(52,797)	—	—	—	(52,797)
Net cash paid for repurchase of Senior Notes	—	(31,268)	—	—	—	(31,268)
Noncontrolling interest contributions	—	—	—	6,546	—	6,546
Noncontrolling interest distributions	—	—	—	(3,913)	—	(3,913)
Advances to affiliates	—	—	(19)	(744)	763	—
Intercompany receivables/payables	—	(362)	1,437	37	(1,112)	—

Net cash (used in) provided by financing activities	—	(77,340)	1,418	1,926	(349)	(74,345)

Net (decrease) increase in cash and cash equivalents	—	(45,748)	20	(573)	—	(46,301)
Cash and cash equivalents at beginning of period	—	115,247	111	2,229	—	117,587

Cash and cash equivalents at end of period	$—	$69,499	$131	$1,656	$—	$71,286

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11—Fair Value of Financial Instruments

In accordance with FASB ASC Topic 820 Fair Value Measurements and Disclosure, (“ASC 820”) the Company is required to disclose the estimated fair value of financial instruments. As of December 31, 2012 and 2011, the Company used the following assumptions to estimate the fair value of each type of financial instrument for which it is practicable to estimate:

•

Notes Payable—The carrying amount is a reasonable estimate of fair value of the notes payable because the loans were entered into during the final quarter of the year and/or the outstanding balance at year end is expected to be repaid within one year;

•	8 1/2 Senior Notes—The 8 1/2 Senior Notes are traded over the counter and their fair values were based upon quotes from industry sources;

•

Senior Secured Term Loan—The face amount of the term loan as of December 31, 2011 is $206.0 million. However, the renegotiated principal amount of the loan in accordance with the joint plan of reorganization is $235.0 million. Since the joint plan of reorganization was filed on December 19, 2011, the renegotiated amount of the term loan is a reasonable fair value as of December 31, 2011; and

•	Old Senior Notes Payable—The Senior Notes were traded over the counter and their fair values were based upon quotes from industry sources, as of December 31, 2011.

The following table excludes cash and cash equivalents, restricted cash, receivables and accounts payable, which had fair values approximating their carrying amounts due to the short maturities and liquidity of these instruments. The estimated fair values of financial instruments are as follows (in thousands):

	Successor		Predecessor
	December 31, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial liabilities:
Notes payable	$13,248	$13,248	$74,009	$74,009
8 1/2% Senior Notes due 2020	$325,000	$338,000	$—	$—
Senior Secured Term Loan due 2015	$—	$—	$206,000	$235,000
7 5/8% Senior Notes due 2012	$—	$—	$66,704	$20,469
10 3/4% Senior Notes due 2013	$—	$—	$138,912	$40,614
7 1/2% Senior Notes due 2014	$—	$—	$77,867	$21,742

ASC 820 establishes a framework for measuring fair value, expands disclosures regarding fair value measurements and defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 requires the Company to maximize the use of observable market inputs, minimize the use of unobservable market inputs and disclose in the form of an outlined hierarchy the details of such fair value measurements. The Company used Level 3 to measure the fair value of its Notes Payable, and Senior Secured Term Loan, and Level 2 to measure the fair value of its 8 1/2 Senior Notes and Old Senior Notes Payable. ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to a fair value measurement are considered to be observable or unobservable in a marketplace. The three levels of the hierarchy are as follows:

•	Level 1—quoted prices for identical assets or liabilities in active markets;

•

Level 2—quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	Level 3—valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The following table represents a reconciliation of the beginning and ending balance for the Company’s Level 3 fair value measurements:

		Senior
	Notes	Secured
	Payable	Term Loan
	(in thousands)
Fair Value at December 31, 2011 (Predecessor)	$74,009	$235,000
Change in balance related to plan of reorganization (1)	—	—
Repayments of principal (2)	(74,009)	(235,000)
Borrowings of principal (3)	13,248	—
Increase in value during the period	—	—

Fair Value at December 31, 2012 (Successor)	$13,248	$—

(1)	Change is representative of payoff of the loan for the value reported at December 31, 2011, and not the face amount of the notes that were eliminated in accordance with the joint plan of reorganization.
(2)	Represents the actual amount of principal repaid
(3)	Represents the actual amount of principal borrowed

Non-financial Instruments

The Company adopted FASB ASC Topic 820 in 2008, however, disclosure of certain non-financial portions of the statement were deferred until the 2009 reporting period. These non-financial homebuilding assets are those assets for which the Company recorded valuation adjustments during 2011 on a nonrecurring basis. See Note 7, “Real Estate Inventories” for further discussion of the valuation of real estate inventories.

The following table summarizes the fair-value measurements of its non-financial assets for the year ended December 31, 2011:

	Fair Value Hierarchy	Fair Value at Measurement Date(1)	Impairment Charges for the Year Ended December 31, 2011(1)
	(in thousands)
Land under development and homes completed and under construction(2)	Level 3	$94,751	$34,835
Inventory held for future development(3)	Level 3	$74,146	$93,479

(1)	Amounts represent the aggregate fair values for communities where the Company recognized noncash inventory impairment charges during the year ended December 31, 2011.
(2)	In accordance with FASB ASC 360-10-35, inventory under this caption with a carrying value of $129.6 million was written down to its fair value of $94.8 million, resulting in total impairments of $34.8 million for the year ended December 31, 2011.
(3)	In accordance with FASB ASC 360-10-35, inventory under this caption with a carrying value of $167.6 million was written down to its fair value of $74.1 million, resulting in total impairments of $93.5 million for the year ended December 31, 2011.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In addition, for the year ended December 31, 2011, the Company engaged a third-party valuation advisor to assess values of market comparables on land held for future development. These factors are specific to each community and may vary among communities.

Note 12—Related Party Transactions

For the period from January 1, 2012 through February 24, 2012, and the period from February 25, 2012 through December 31, 2012, the Company incurred reimbursable on-site labor costs of $27,000 and $276,000, respectively, and for the year ended December 31, 2011 and 2010, the Company incurred reimbursable on-site labor costs of $318,000 and $217,000, respectively, for providing customer service to real estate projects developed by entities controlled by William Lyon and William H. Lyon. At December 31, 2012 and December 31, 2011, $7,000 and $24,000, respectively, was due to the Company for reimbursable on-site labor costs, all of which was paid.

Effective April 1, 2011 upon approval by the Company’s board of directors at that time, the Company and an entity controlled by General William Lyon and William H. Lyon entered into a Human Resources and Payroll Services contract to provide that the affiliate will pay the Company a base monthly fee of $21,335 and a variable monthly fee equal to $23 multiplied by the number of active employees employed by such entity (which will initially result in a variable monthly fee of approximately $8,000). The amended contract also provides that the Company will be reimbursed by such affiliate for a pro rata share of any bonuses paid to the Company’s Human Resources staff (other than any bonus paid to the Vice President of Human Resources). The Company believes that the compensation being paid to it for the services provided to the affiliate is at a market rate of compensation, and that as a result of the fees that are paid to the Company under this contract, the overall cost to the Company of its Human Resources department will be reduced. The Company earned fees of $52,000 and $180,000, during the period from January 1, 2012 through February 24, 2012, and the period from February 25, 2012 through December 31, 2012, respectively, and fees of $362,000 and $426,000 during the year ended December 31, 2011 and 2010, respectively, related to this agreement. This contract expired on August 31, 2012 and was not renewed. Any future services provided to the affiliate will be on an as needed basis and will be paid for based on an hourly rate.

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

remaining life of the note. The note requires semiannual interest payments to California Lyon of approximately $132,000. The note is due in September 2016.

For the period from January 1, 2012 through February 24, 2012, and the period from February 25, 2012 through December 31, 2012, the Company incurred charges of $118,000 and $668,000, respectively, and for the year ended December 31, 2011 and 2010, the Company incurred charges of $786,000 and $786,000, respectively, related to rent on its corporate office, from a trust of which William H. Lyon is the sole beneficiary. The current lease expires in March 2013 and the Company has decided to relocate its corporate office upon expiration of the lease. The Company has entered into a lease for the new location with an unrelated third party.

Note 13—Income Taxes

On December 19, 2011, the Parent and certain of its subsidiaries filed voluntary petitions under Chapter 11 of Title 11 of the United States Code in the U.S. Bankruptcy Court for the District of Delaware. On February 25, 2012, the group of companies emerged from the Chapter 11 bankruptcy proceedings.

The following summarizes the (provision) benefit from income taxes (in thousands):

	Successor	Predecessor
	Period from February 25 through December 31, 2012	Period from January 1 through February 24, 2012	Year Ended December 31,
			2011	2010
Current
Interest on uncertain tax provisions	$—	$—	$—	$75
Federal	—	—	—	347
State	(11)	—	(10)	(10)

	$(11)	$—	$(10)	$412

Income taxes differ from the amounts computed by applying the applicable federal statutory rates due to the following (in thousands):

	Successor	Predecessor
	Period from February 25 through December 31, 2012	Period from January 1 through February 24, 2012	Year Ended December 31,
			2011	2010
Benefit (provision) for federal income taxes at the statuatory rate	$3,098	$(79,935)	$67,662	$48,019
Provision for state income taxes, net of federal income tax benefits	(7)	—	(6)	(6)
Valuation allowance	(2,195)	(14,991)	(66,265)	(47,949)
Nondeductible items-reorganization costs	(709)	94,925	(1,379)	—
Nondeductible items-other	(194)	(3)	(22)	—
Other	(4)	4	—	348

	$(11)	$—	$(10)	$412

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Temporary differences giving rise to deferred income taxes consist of the following (in thousands):

	December 31,
	2012	2011
Deferred tax assets
Impairment and other reserves	$73,947	$102,216
Compensation deductible for tax purposes when paid	987	970
State income tax provisions deductible when paid for federal tax purposes	4	3
Effect of book/tax differences for joint ventures	1,002	1,563
Effect of book/tax differences for capitalized interest/general and administrative	—	891
Other	318	318
AMT credit carryover	2,698	2,698
Unused recognized built-in loss	16,349	—
Net operating loss	113,314	99,586
Valuation allowance	(200,048)	(202,322)

	8,571	5,923
Deferred tax liabilities
Effect of book/tax differences for joint ventures	(5,597)	(5,923)
Effect of book/tax differences for capitalized interest/general and administrative	(2,974)	—

	(8,571)	(5,923)

	$—	$—

At December 31, 2012, the Company had gross federal and state net operating loss carryforwards totaling approximately $243.8 million and $508.3 million, respectively. Federal net operating loss carryforwards begin to expire in 2028 and state net operating loss carryforwards begin to expire in 2013. In addition, as of December 31, 2012, the Company had unused federal and state built-in losses of $42.1 million and $27.9 million, respectively, which expire in 2017.

In connection with the Company’s emergence from the Chapter 11 bankruptcy proceedings, the Company experienced an “ownership change” as defined in Section 382 of the Internal Revenue Code, or the IRC, as of February 25, 2012. Section 382 of the IRC contains rules that limit the ability of a company that undergoes an “ownership change” to utilize its net operating loss carryforwards and certain built-in losses or deductions recognized during the five-year period after the ownership change. The Company is able to retain a portion of its U.S. federal and state net operating loss and tax credit carryforwards, or the “Tax Attributes”, in connection with the ownership change. However the IRC, Sections 382 and 383 provide an annual limitation with respect to the ability of a corporation to utilize its Tax Attributes against future U.S. taxable income in the event of a change in ownership. In the Company’s situation, the limitation under the IRC will generally be based on the value of the equity (for purposes of the applicable tax rules) on or immediately following the time of emergence. As a result, the Company’s future U.S. taxable income may not be fully offset by the Tax Attributes if such income exceeds the Company’s annual limitation, and the Company may incur a tax liability with respect to such income. In addition, subsequent changes in ownership for purposes of the IRC could further diminish the Company’s ability to utilize Tax Attributes.

In assessing the benefits of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers taxable income in carry back years, the scheduled

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. As of December 31, 2012, due to uncertainties surrounding the realization of the cumulative federal and state deferred tax assets, the Company has a full valuation allowance against the deferred tax assets. The valuation allowance for the years ended December 31, 2012, 2011 and 2010 was $200.0 million, $202.3 million and $125.8 million, respectively.

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”) which is now codified as FASB ASC 740, Income Taxes. FASB ASC 740 prescribes a recognition threshold and a measurement criteria for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be considered more likely than not to be sustained upon examination by taxing authorities. The Company has taken positions in certain taxing jurisdictions for which it is more likely than not that previously unrecognized tax benefits will be recognized. The Company records interest and penalties related to uncertain tax positions as a component of the provision for income taxes. At January 1, 2008, and for the years ended December 31, 2008 through December 31, 2012, the Company has no unrecognized tax benefits.

In compliance with the Company’s election to recognize interest income (expense) and penalties related to uncertain tax positions in the income tax provision, $75,000 of interest income related to the income tax refund receivable, recorded under the provisions of FASB ASC 740, is included in the benefit from income taxes for the twelve months ended December 31, 2010.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is subject to U.S. federal income tax examination for calendar tax years ending 2009 through 2012. The Company is subject to various state income tax examinations for calendar tax years ending 2008 through 2012.

Note 14—Business Combination

The Company acquired 100% of various entities which operate under the Village Homes brand (“Village Homes”) in the Denver metropolitan area, Fort Collins, and Granby, Colorado markets on December 7, 2012. The purchase price was $33.2 million in cash and the acquisition has been accounted for as a business combination in accordance with FASB ASC Topic 805, Business Combinations. Village Homes immediately began operating as a division of the Company, as its Colorado segment. The Village Homes brand was established in 1984 and has been a leading developer and builder of move-up homes, selling more than 10,000 homes in the Denver area over the past 25 years. The acquisition of Village Homes allowed the Company to expand into the Denver market, one of the largest and fastest growing housing markets in the United States, adding a fifth region while diversifying the Company’s existing portfolio. The acquisition eliminated lead-time and start-up costs of expanding into a new market, and provided a platform that can grow significantly without the need for additional general and administrative expenses.

The assets and liabilities acquired through the purchase of Village Homes were as follows (in thousands):

Real estate inventories owned	$32,923
Other assets, net	1,463
Intangibles	907
Receivables	70
Accounts payable	(1,029)
Accrued expenses	(1,133)

Cash paid for acquisitions, net	$33,201

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with the acquisition of Village Homes, the Company incurred acquisition related expenses of $0.2 million which are included in general and administrative expense in the consolidated statement of operations for the period from February 25, 2012 through December 31, 2012.

Since acquisition, Village Homes contributed $5.4 million in home sales revenue and $0.01 million in net income which is included in the consolidated statement of operations for the period from February 25, 2012 through December 31, 2012.

For the period from February 25, 2012 through December 31, 2012, period from January 1, 2012 through February 24, 2012, and the year ended December 31, 2011, the below unaudited pro forma information has been prepared to give effect to the Village Homes acquisition as if it occurred on January 1, 2011 (in thousands except number of shares and per share data):

	(unaudited)
	Successor	Predecessor
	Period from February 25 through December 31, 2012	Period from January 1 through February 24, 2012	Year Ended December 31, 2011
Revenue	$405,635	$28,521	$261,933
Net (loss) income available to common stockholders	$(9,617)	$228,074	$(189,457)
(Loss) income per common share, basic and diluted	$(0.09)	$228,074	$(189,457)
Weighted average common shares outstanding, basic and diluted	103,037,842	1,000	1,000

The pro forma results are not necessarily indicative of the operating results that would have been obtained had the acquisitions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15—(Loss) Income Per Common Share

Basic and diluted (loss) income per common share for the period from February 25, 2012 through December 31, 2012, the period from January 1, 2012 through February 24, 2012 and the year ended December 31, 2011 and 2010 were calculated as follows (in thousands, except number of shares and per share amounts):

	Successor	Predecessor
	Period from February 25 through December 31, 2012	Period from January 1 through February 24, 2012	Year Ended December 31,
			2011	2010
Basic weighted average number of shares outstanding	103,037,842	1,000	1,000	1,000
Effect of dilutive securities:
Preferred shares, stock options, and warrants (1)	—	N/A	N/A	N/A

Diluted average shares outstanding	103,037,842	1,000	1,000	1,000
Net (loss) income available to common stockholders	$(11,602)	$228,383	$(193,330)	$(136,786)

Basic (loss) income per common share	$(0.11)	$228,383	$(193,330)	$(136,786)
Dilutive (loss) income per common share	$(0.11)	$228,383	$(193,330)	$(136,786)
Antidilutive securities not included in the calculation of diluted (loss) income per common share (weighted average):
Preferred shares	68,002,529	N/A	N/A	N/A
Vested stock options	3,171,535	N/A	N/A	N/A
Unvested stock options	1,585,767	N/A	N/A	N/A
Warrants	15,737,294	N/A	N/A	N/A

(1)	For periods with a net loss, all potentially dilutive shares related to the preferred shares, options to acquire common stock, and warrants were excluded from the diluted loss per common share calculations because the effect of their inclusion would be antidilutive, or would decrease the reported loss per common share.

Note 16—Redeemable Convertible Preferred Stock

As of December 31, 2012, there were 77,005,744 shares of Convertible Preferred Stock, $0.01 par value per share, or the Convertible Preferred Stock, outstanding, of which 64,831,831 shares were issued in accordance with our plan of reorganization, in exchange for aggregate cash consideration of $50.0 million. In conjunction with the application of fresh start accounting, the fair value of the Convertible Preferred Stock was $56.4 million upon emergence.

On October 12, 2012, the Company entered into a Subscription Agreement between the Company and WLH Recovery Acquisition LLC, a Delaware limited liability company and investment vehicle managed by affiliates of Paulson & Co. Inc. (“Paulson”), pursuant to which, the Company issued to Paulson (i) 15,238,095 shares of Class A Common Stock, for $16.0 million in cash and (ii) 12,173,913 shares of the Company’s Convertible Preferred Stock, for $14.0 million in cash, for an aggregate purchase price of $30.0 million.

Our Second Amended and Restated Certificate of Incorporation (the “Charter”) authorizes the issuance of up to 80,000,000 shares of redeemable convertible preferred stock, in one or more series and with such rights, preferences, privileges and restrictions, including voting rights, redemption provisions (including sinking fund

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

provisions), dividend rights, dividend rates, liquidation rates, liquidation preferences and conversion rights, as our board of directors may determine without further action by the holders of common stock.

Holders of our Convertible Preferred Stock are entitled to receive cumulative dividends at a rate of 6% per annum consisting of (i) cash dividends at the rate of 4% paid quarterly in arrears, and (ii) accreting dividends accruing at the rate of 2% per annum (the “Convertible Preferred Dividends”). During the period from February 25, 2012 through December 31, 2012, the company recorded preferred stock dividends of $2.7 million. During the period from February 25, 2012 through December 31, 2012, $1.7 million was paid in cash and $0.9 million of accreting dividends are included in Convertible Preferred Stock as of December 31, 2012.

In the event that the Corporation declares or pays any dividends upon any Common Stock (whether payable in cash, securities, other property or otherwise), the Corporation shall also declare and pay to the holders of the Convertible Preferred Stock at the same time that it declares and pays such dividends to the holders of such Common Stock the dividends declared and paid with respect to such Common Stock as if all of the outstanding Convertible Preferred Stock had been converted into such Common Stock immediately prior to the record date for such dividend, or if no record date is fixed, the date as of which the record holders of such Common Stock entitled to such dividends are to be determined.

Upon the occurrence of the Conversion Date (as defined in the Charter), each share of Convertible Preferred Stock will automatically convert into such number of fully paid and non-assessable shares of Class A Common Stock as is determined by dividing the Convertible Preferred Original Issue Price (as defined in the Charter) by the then applicable Convertible Preferred Conversion Price (as defined in the Charter). In connection with any such conversion, the Company will also pay (i) any accrued but unpaid Convertible Preferred Dividends on any shares of Convertible Preferred Stock being converted (including, without limitation, any accreting dividends not previously paid), which amounts will be paid in cash out of funds legally available therefore if such payment would not violate any covenants imposed by agreements entered into in good faith governing the indebtedness of the Company and its subsidiaries, or, to the extent not so permitted or so available, in shares of Class A Common Stock, based on the fair market value of such common stock at such time, and (ii) in cash, the value of any fractional share of Class A Common Stock otherwise issuable to any such Convertible Preferred Stockholder.

To the extent not previously converted to common stock, the Company will redeem all the outstanding shares of Convertible Preferred Stock on the fifteenth anniversary of the date of first issuance at a price per share payable in cash and equal to the Convertible Preferred Original Issue Price plus accrued and unpaid Convertible Preferred Dividends in respect thereof.

The Company initially recorded the redeemable convertible preferred stock at its fair value based on the option pricing model stated above in Note 3. Since the initial measurement and recording of the redeemable convertible preferred stock is greater than its redemption value, the Company would assess the probability of redemption at each reporting date. As of December 31, 2012, the preferred stock is not currently redeemable and ultimate redemption is not currently probable, since the redemption would only occur if the preferred stock is still outstanding in 15 years. In addition, the preferred stock will likely convert to common shares prior to that date. At such time that redemption was deemed probable, the Company would adjust the carrying value to its redemption value with the offsetting adjustment to additional paid in capital. Further, upon a conversion of the preferred into common shares, the carrying value of the preferred stock would be reclassified to common stock and additional paid in capital on that date. The redemption value of the redeemable convertible preferred stock as of December 31, 2012 was $64.0 million, excluding the accreted dividends of $0.9 million.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 17—Equity

Common Stock

As of December 31, 2012, we had 120,105,557 shares of common stock outstanding. In conjunction with the Plan as discussed in Notes 2, 3 and 4, the Company issued the following shares of common stock: (i) 44,793,255 shares of Class A, $0.01 par value per share, in exchange for old senior notes claims, as described above, (ii) 31,464,548 shares of Class B, $0.01 par value per share, in exchange for aggregate consideration of $25 million, and a warrant to purchase 15,737,294 shares of Class B Common Stock, at $2.07 per share, (iii) 12,966,366 shares of Class C, $0.01 par value per share, in exchange for cash consideration of $10.0 million, and (iv) the issuance of an additional 3,144,000 shares of Class C Common Stock to Luxor Capital Group LP as a transaction fee in consideration for providing the backstop commitment of the offering of Class C shares and shares of Convertible Preferred Stock in connection with the Plan. In December 2012, an affiliate of Luxor Capital Group LP elected to convert 90,028 shares of its Class C Common Stock into 90,028 shares of Class A Common Stock.

On June 28, 2012, the Company consummated the purchase of certain real property (comprising of approximately 165 acres) in San Diego County, California; San Bernardino County, California; Maricopa County, Arizona; and Clark County, Nevada, representing seven separate residential for sale developments, comprising of over 1,000 lots. The aggregate purchase price of the property was $21.5 million. The Company paid $11.0 million cash, and issued 10,000,000 shares of Class A Common Stock, to investment vehicles managed by affiliates of Colony Capital, LLC as consideration for the property.

On October 1, 2012, the Company approved the grant of an aggregate of 3,120,000 restricted shares of Class D common stock of the Company, and an aggregate of 4,757,302 options to purchase shares of Class D common stock of the Company, of which 1,115,302 represent “five-year” options and 3,642,000 represent “ten-year” options to certain officers of California Lyon. In addition, the Company granted 256,500 shares of Restricted Stock to its non-employee directors, which were fully vested on the date of grant.

On October 12, 2012, the Company entered into a Subscription Agreement between the Company and WLH Recovery Acquisition LLC, a Delaware limited liability company and investment vehicle managed by affiliates of Paulson & Co. Inc. (“Paulson”), pursuant to which, the Company issued to Paulson (i) 15,238,095 shares of Class A Common Stock, for $16.0 million in cash and (ii) 12,173,913 shares of the Company’s Convertible Preferred Stock, for $14.0 million in cash, for an aggregate purchase price of $30.0 million.

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

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

dividends to holders of our common stock will be at the discretion of our board of directors. The payment of cash dividends is restricted under the terms of our Amended and Restated Senior Secured Term Loan Agreement and the indenture governing the Notes.

In conjunction with the adoption of fresh start accounting, the Company allocated the fair market value of the common stock of $43.1 million as of February 24, 2012.

Warrants

The holders of Class B Common Stock hold warrants to purchase 15,737,294 shares of Class B Common Stock at an exercise price of $2.07 per share. The expiration date of the Class B Warrants is February 24, 2017. The Warrants were assigned a value of $1.0 million in conjunction with the adoption of fresh start accounting and are recorded in additional paid-in capital.

Note 18—Stock Based Compensation

In 2012, the Company adopted the William Lyon Homes 2012 Equity Incentive Plan (the “Plan”). The Plan was approved by the Board of Directors and the Company’s stockholders, and is administered by the Compensation Committee of the Board. The provisions of the Plan allow for a variety of stock-based compensation awards, including stock options, stock appreciation rights, or SARs, restricted stock awards, restricted stock unit awards, deferred stock awards, deferred stock unit awards, dividend equivalent awards, stock payment awards and performance awards and other stock-based awards, to certain executives, directors, and non-executives of California Lyon. The Company believes that such awards provide a means of compensation to attract and retain qualified employees and better align the interests of our employees with those of our stockholders. Option awards are granted with an exercise price equal to the market price at the date of grant.

Under the plan, 13,699,565 shares of the Company’s Class D common stock have been reserved for issuance. In 2012, the Company granted an aggregate of 2,499,293 restricted shares of Class D common stock of the Company, and an aggregate of 4,757,302 stock options to purchase shares of Class D common stock of the Company, of which 1,115,302 represent “five-year” options and 3,642,000 represent “ten-year” options.

The five-year options are subject to mandatory exercise upon the earlier of an initial public offering (“IPO”) of the Company, or five years, provided, that if the IPO occurs prior to the applicable vesting date of the options, such options will be exercised upon the applicable vesting date. The five-year options and ten-year options will be incentive stock options to the maximum extent permitted by law. Each of the restricted stock and option awards vests as follows: 50% of the shares and options vested on October 1, 2012, the date of grant, with the remaining 50% of the shares and options vesting in three equal installments on each of December 31, 2012, 2013 and 2014, subject to the recipient’s continued employment through the applicable vesting date and accelerated vesting as set forth in the applicable award agreement. In addition, the Company granted 256,500 shares of Restricted Stock to its non-employee directors, which were fully vested on the date of grant.

The Company uses the fair value method of accounting for stock options granted to employees which requires us to measure the cost of employee services received in exchange for the stock options, based on the grant date fair value of the award. The fair value of the awards is estimated using the Black-Scholes option-pricing model. The resulting cost is recognized on a straight line basis over the period during which an employee is required to provide service in exchange for the award, usually the vesting period.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of each employee option awarded was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions.

	Period from February 25, 2012 through December 31,
	2012	2011	2010
Expected dividend yield	0%	N/A	N/A
Risk-free interest rate	0.55%	N/A	N/A
Expected volatility	79%	N/A	N/A
Expected life (in years)	4.73	N/A	N/A

The Black-Scholes option-pricing model requires inputs such as the risk-free interest rate, expected term and expected volatility. Further, the forfeiture rate also affects the amount of aggregate compensation. These inputs are subjective and generally require significant judgment.

The risk-free interest rate that we use is based on the United States Treasury yield in effect at the time of grant for zero coupon United States Treasury notes with maturities approximating each grant’s expected life. Given our limited history with employee grants, we use the “simplified” method in estimating the expected term for our employee grants. The “simplified” method is calculated as the average of the time-to-vesting and the contractual life of the options. Our expected volatility is derived from the historical volatilities of several unrelated public companies within the homebuilding industry, because we have no trading history on our common stock. When making the selections of our peer companies within the homebuilding industry to be used in the volatility calculation, we also considered the stage of development, size and financial leverage of potential comparable companies. We estimate our forfeiture rate based on an analysis of our actual forfeitures, of which we had none, and will continue to evaluate the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover behavior and other factors.

Summary of Stock Option Activity

Stock option activity under the Plan at December 31, 2012 and changes during the period from February 25, 2012 through December 31, 2012 were as follows (there is no activity in prior periods as the options were granted in the fourth quarter of 2012):

	Period from February 25, 2012 through December 31, 2012
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding at beginning of year	—	N/A	N/A	N/A
Granted (1)	4,757,302	$1.05	4.48	$—
Exercised	—	N/A	N/A	N/A
Cancelled	—	N/A	N/A	N/A
Options outstanding at end of year	4,757,302	$1.05	4.48	$—
Options vested and expected to vest	4,757,302	$1.05	4.48	$—
Options exercisable at end of year (2)	3,171,535	$1.05	4.48	$—
Price range of options exercised	N/A
Price range of options outstanding	$1.05
Total shares available for future grants at end of year	6,442,970

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	The weighted average grant date fair value of the stock options was $0.64.
(2)	The fair value of shares vested during the period from February 25, 2012 through December 31, 2012 was $2.0 million.

The following table summarizes information associated with stock options granted to executives, directors, and non-executives that are vested and expected to vest in future reporting periods:

	Period from February 25, 2012 through December 31, 2012
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Executives	4,467,892	$1.05
Directors	—	N/A
Non-Executives	289,410	$1.05

Total	4,757,302	$1.05	4.48	$—

The following table summarizes information associated with stock options granted to executives, directors, and non-executives that are exercisable at December 31, 2012:

	Period from February 25, 2012 through December 31, 2012
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Executives	2,978,595	$1.05
Directors	—	N/A
Non-Executives	192,940	$1.05

Total	3,171,535	$1.05	4.48	$—

Summary of Nonvested (Restricted) Shares Activity

	Period from February 25, 2012 through December 31, 2012
	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested shares at beginning of year	—	N/A
Granted	2,499,293	$1.05
Vested	1,592,965	$1.05
Cancelled	—	$1.05
Non-vested shares at end of year	906,328	$1.05

In conjunction with the issuance of the equity grants in October 2012, the Company recorded stock based compensation expense of $3.7 million which is included in general and administrative expense in the consolidated statement of operations for the period from February 25, 2012 through December 31, 2012, and expects to record approximately $1.0 million per year thereafter. There was no stock based compensation expense recognized in the years ended December 31, 2011 and 2010. As of December 31, 2012, $2.0 million of total unrecognized

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stock based compensation expense is expected to be recognized as an expense by the Company in the future over a weighted average period of two years. The total value of restricted stock awards which fully vested during the period from February 25, 2012 through December 31, 2012 was $1.7 million. There is no recognized tax benefit for the period from February 25, 2012 through December 31, 2012, period from January 1, 2012 through February 25, 2012 and the year ended December 31, 2011, and 2010.

Note 19—Commitments and Contingencies

The Company’s commitments and contingent liabilities include the usual obligations incurred by real estate developers in the normal course of business. In the opinion of management, these matters will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

The Company is a defendant in various lawsuits related to its normal business activities. We believe that the accruals we have recorded for probable and reasonably estimable losses with respect to these proceedings are adequate and that, as of December 31, 2012, it was not reasonably possible that an additional material loss had been incurred in an amount in excess of the estimated amounts already recognized on our consolidated financial statements. We evaluate our accruals for litigation and regulatory proceedings at least quarterly and, as appropriate, adjust them to reflect (i) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments; (ii) the advice and analyses of counsel; and (iii) the assumptions and judgment of management. Similar factors and considerations are used in establishing new accruals for proceedings as to which losses have become probable and reasonably estimable at the time an evaluation is made. Based on our experience, we believe that the amounts that may be claimed or alleged against us in these proceedings are not a meaningful indicator of our potential liability. The outcome of any of these proceedings, including the defense and other litigation-related costs and expenses we may incur, however, is inherently uncertain and could differ significantly from the estimate reflected in a related accrual, if made. Therefore, it is possible that the ultimate outcome of any proceeding, if in excess of a related accrual or if no accrual had been made, could be material to our consolidated financial statements.

We have non-cancelable operating leases primarily associated with our office facilities. Rent expense under cancelable and non-cancelable operating leases totaled $2.6 million, $0.7 million, $4.4 million and $4.4 million in the period from February 25, 2012 through December 31, 2012, the period from January 1, 2012 through February 24, 2012 and the years ended December 31, 2011 and 2010, respectively, and is included in general and administrative expense in our consolidated statements of operations for the respective periods. The table below shows the future minimum payments under non-cancelable operating leases at December 31, 2012 (in thousands).

Year Ended December 31
2013	$1,349
2014	1,260
2015	618
2016	556
2017	580
Thereafter	2,654

Total	$7,017

In some jurisdictions in which the Company develops and constructs property, assessment district bonds are issued by municipalities to finance major infrastructure improvements. As a land owner benefited by these improvements, the Company is responsible for the assessments on its land. When properties are sold, the

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assessments are either prepaid or the buyers assume the responsibility for the related assessments. Assessment district bonds issued after May 21, 1992 are accounted for under the provisions of EITF 91-10, “Accounting for Special Assessment and Tax Increment Financing Entities” issued by the Emerging Issues Task Force of the Financial Accounting Standards Board on May 21, 1992, now codified as FASB ASC Topic 970-470, Real Estate—Debt, and recorded as liabilities in the Company’s consolidated balance sheet, if the amounts are fixed and determinable.

As of December 31, 2012, the Company had $0.9 million in deposits as collateral for outstanding irrevocable standby letters of credit to guarantee the Company’s financial obligations under certain contractual arrangements in the normal course of business. The standby letters of credit were secured by cash as reflected as restricted cash on the accompanying consolidated balance sheet. The beneficiary may draw upon these letters of credit in the event of a contractual default by the Company relating to each respective obligation. These letters of credit generally have a stated term of 12 months and have varying maturities throughout 2013, at which time the Company may be required to renew to coincide with the term of the respective arrangement.

The Company also had outstanding performance and surety bonds of $64.4 million at December 31, 2012 related principally to its obligations for site improvements at various projects. The Company does not believe that draws upon these bonds, if any, will have a material effect on the Company’s financial position, results of operations or cash flows. As of December 31, 2012, the Company had $60.9 million of project commitments relating to the construction of projects.

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

In addition to the land bank agreements discussed below, the Company has entered into various purchase option agreements with third parties to acquire land. As of December 31, 2012, the Company has made non-refundable deposits of $3.8 million. The Company is under no obligation to purchase the land, but would forfeit remaining deposits if the land were not purchased. The total purchase price under the option agreements is $97.1 million as of December 31, 2012.

Land Banking Arrangements

The Company enters into purchase agreements with various land sellers. As a method of acquiring land in staged takedowns, thereby minimizing the use of funds from the Company’s available cash or other corporate financing sources and limiting the Company’s risk, the Company transfers the Company’s right in such purchase agreements to entities owned by third parties (“land banking arrangements”). These entities use equity contributions and/or incur debt to finance the acquisition and development of the land. The entities grant the Company an option to acquire lots in staged takedowns. In consideration for this option, the Company makes a non-refundable deposit of 15% to 25% of the total purchase price. The Company is under no obligation to purchase the balance of the lots, but would forfeit existing deposits and could be subject to penalties if the lots were not purchased. The Company does not have legal title to these entities or their assets and has not guaranteed their liabilities. These land banking arrangements help the Company manage the financial and market risk

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

associated with land holdings. ASC 810 requires the consolidation of the assets, liabilities and operations of the Company’s land banking arrangements that are VIEs, of which none existed at December 31, 2012.

The Company participates in one land banking arrangement, which is not a VIE in accordance with ASC 810, but which is consolidated in accordance with FASB ASC Topic 470, Debt (“ASC 470”). Under the provisions of ASC 470, the Company has determined it is economically compelled, based on certain factors, to purchase the land in the land banking arrangement. The Company has recorded the remaining purchase price of the land of $39.0 million, which is included in real estate inventories not owned and liabilities from inventories not owned in the accompanying consolidated balance sheet as of December 31, 2012, and represents the remaining net cash to be paid on the remaining land takedowns.

In 2012, the Company made additional deposits of $2.5 million. In conjunction with the deposits, the Company reduced real estate inventories not owned and liabilities from inventories not owned in the amount of $2.5 million.

Summary information with respect to the Company’s land banking arrangements is as follows as of the periods presented (dollars in thousands):

	Successor	Predecessor
	December 31,
	2012	2011
Total number of land banking projects	1	1

Total number of lots (1)	610	625

Total purchase price	$161,465	$161,465

Balance of lots still under option and not purchased:
Number of lots	199	225

Purchase price	$39,029	$47,408

Forfeited deposits if lots are not purchased	$27,734	$25,234

(1)	Total number of lots in the land banking project was reduced by 15 as of December 31, 2012 as compared to December 31, 2011 because of a change in product mix in future projects.

Note 20—Subsequent Events

No events have occurred subsequent to December 31, 2012, that have required recognition or disclosure in the Company’s financial statements.

WILLIAM LYON HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 21— Unaudited Summarized Quarterly Financial Information

Summarized unaudited quarterly financial information for the years ended December 31, 2012 and 2011 is as follows (in thousands except per share data):

	Predecessor	Successor
	Period from January 1 through February 24, 2012	Period from February 25 through March 31, 2012
			Three Months Ended
			June 30,	September 30,	December 31,
			2012	2012	2012
Sales	$16,687	$15,109	$145,051	$85,942	$102,833
Cost of sales	(14,598)	(13,063)	(131,272)	(70,795)	(82,859)

Gross profit	2,089	2,046	13,779	15,147	19,974
Other income, costs and expenses, net	226,408	(7,028)	(14,836)	(14,681)	(21,262)

Net income (loss)	228,497	(4,982)	(1,057)	466	(1,288)

Net income (loss) available to common stockholders	$228,383	$(5,351)	$(2,550)	$(1,507)	$(2,194)

Income (loss) per common share, basic and diluted	$228,383	$(0.06)	$(0.03)	$(0.01)	$(0.02)

	Predecessor
	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2011	2011	2011	2011
Sales	$36,574	$57,795	$53,703	$58,983
Cost of sales	(31,885)	(51,121)	(46,645)	(59,072)

Gross profit (loss)	4,689	6,674	7,058	(89)
Other income, costs and expenses, net	(15,866)	(17,759)	(46,758)	(130,837)

Net loss	(11,177)	(11,095)	(39,700)	(130,926)
Net loss attributable to William Lyon Homes	$(11,225)	$(11,171)	$(39,634)	$(131,300)

Loss per common share, basic and diluted	$(11,225)	$(11,171)	$(39,634)	$(131,300)

EXHIBIT INDEX

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Description

3.1	Second Amended and Restated Certificate of Incorporation of William Lyon Homes (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Commission on October 25, 2012).

3.2	Second Amended and Restated Bylaws of William Lyon Homes (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Commission on October 25, 2012).

3.3	Certificate of Ownership and Merger (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on January 5, 2000).

3.4	Certificate of Ownership and Merger (incorporated by reference to the Company’s Annual Report on Form 10-K for the year-ended December 31, 2006).

3.5	Articles of Incorporation of William Lyon Homes, Inc. (incorporated by reference to William Lyon Homes, Inc.’s Form T-3 filed with the Commission on November 17, 2011).

3.6	Bylaws of William Lyon Homes, Inc. (incorporated by reference to William Lyon Homes, Inc.’s Form T-3 filed with the Commission on November 17, 2011).

4.1	Indenture, dated as of February 25, 2012, among William Lyon Homes, Inc., as Issuer, the Guarantors (as defined therein) and U.S. Bank National Association, as Note Trustee and Collateral Trustee (incorporated by reference to the Company’s Form T-3/A (Amendment No. 2) filed with the Commission on February 22, 2012).

4.2	Form of 12% Senior Subordinated Secured Note Due 2017 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on March 6, 2012).

4.3	Supplemental Indenture dated as of November 8, 2012, by and between William Lyon Homes, Inc., William Lyon Homes, and certain of William Lyon Homes’ subsidiaries (as guarantors) and U.S. Bank National Association, as trustee (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on November 8, 2012).

4.5	Indenture (including form of 8.5% Senior Note due 2020), dated as of November 8, 2012, by and between William Lyon Homes, Inc., William Lyon Homes, certain of William Lyon Homes’ subsidiaries (as guarantors) and U.S. Bank National Association, as trustee (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on November 8, 2012).

10.1†	Form of Indemnity Agreement, between William Lyon Homes, a Delaware corporation, and the directors and officers of William Lyon Homes (incorporated by reference to the Company’s Annual Report on Form 10-K for the year-ended December 31, 1999).

10.2	Property Management Agreement between Corporate Enterprises, Inc., a California corporation (Owner) and William Lyon Homes, Inc., a California corporation (Manager) dated and effective November 5, 1999 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year-ended December 31, 1999).

10.3	Warranty Service Agreement between Corporate Enterprises, Inc., a California corporation and William Lyon Homes, Inc., a California corporation dated and effective November 5, 1999 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year-ended December 31, 1999).

10.4	Standard Industrial/Commercial Single-Tenant Lease—Net between William Lyon Homes, Inc. and a trust of which William H. Lyon is the sole beneficiary (incorporated by reference to the Company’s Annual Report on Form 10-K for the year-ended December 31, 2000).

Exhibit Number	Description

10.5†	The Presley Companies Non-Qualified Retirement Plan for Outside Directors (incorporated by reference to the Company’s Annual Report on Form 10-K for the year-ended December 31, 2002).

10.6	Sixth Extension and Modification agreement dated December 30, 2011, by and between Circle G at the Church Farm North Joint Venture, LLC, an Arizona limited liability company, and U.S. Bank National Association, a national banking association (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the Commission on August 10, 2012).

10.7	Aircraft Purchase and Sale Agreement dated as of September 3, 2009, by and between Presley CMR, Inc., and Martin Aviation, Inc., or its designee (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on September 10, 2009).

10.8	Secured Promissory Note dated September 9, 2009 from Martin Aviation, Inc., a California corporation payable to William Lyon Homes, Inc., a California corporation (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on September 10, 2009).

10.9	Aircraft Mortgage and Security Agreement between Martin Aviation, Inc., a California corporation and William Lyon Homes, Inc., dated as of September 9, 2009 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on September 10, 2009).

10.10†	Project Completion Bonus Plan (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on September 20, 2010).

10.11	Form of Second Lien Notes Registration Rights Agreement, dated as of February 25, 2012, by and among William Lyon Homes, Inc. and the Holders (as defined therein) (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on March 6, 2012).

10.12	Form of Class A Common Stock Registration Rights Agreement, dated as of February 25, 2012, by and among William Lyon Homes and the Holders (as defined therein) (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on March 6, 2012).

10.13	Class B Common Stock and Warrant Purchase Agreement, dated as of February 25, 2012, by and between William Lyon Homes and the Purchaser (as defined therein) (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on March 6, 2012).

10.14	Warrant to Purchase Shares of Class B Common Stock of William Lyon Homes, dated as of February 25, 2012 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on March 6, 2012).

10.15	Class B Common Stock Registration Rights Agreement, dated as of February 25, 2012, by and among William Lyon Homes and the Holders (as defined therein) (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on March 6, 2012).

10.16	Form of Convertible Preferred Stock and Class C Common Stock Registration Rights Agreement, dated as of February 25, 2012, by and among William Lyon Homes and the Holders party thereto (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on March 6, 2012).

10.17†	Employment Agreement, dated as of February 25, 2012, by and among William Lyon Homes, William Lyon Homes, Inc. and General William Lyon (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on March 6, 2012).

10.18†	Employment Agreement, dated as of February 25, 2012, by and among William Lyon Homes, William Lyon Homes, Inc. and William H. Lyon (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on March 6, 2012).

10.19	Amended and Restated loan agreement, dated April 23, 2010, between Bank of the West, a California Banking Corporation, Mountain Falls, LLC, a Nevada limited liability company, and Mountain Falls Golf Course, LLC, a Nevada limited liability company (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the Commission on August 10, 2012).

Exhibit Number	Description

10.20	Purchase and Sale Agreement and Joint Escrow Instructions, dated June 28, 2012, by and among ColFin WLH Land Acquisitions, LLC, a Delaware limited liability company, William Lyon Homes, Inc., a California corporation, and William Lyon Homes, a Delaware corporation (incorporated by reference to the Company’s Registration Statement on Form S-1/A filed with the Commission on December 6, 2012).

10.21†	2011 Key Employee Bonus Program (incorporated by reference to Exhibit B to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 8, 2011).

10.22†	William Lyon Homes 2012 Equity Incentive Plan (incorporated by reference to the Company’s Registration Statement on Form S-1/A filed with the Commission on December 6, 2012).

10.23†	William Lyon Homes 2012 Equity Incentive Plan form of Stock Option Agreement (incorporated by reference to the Company’s Registration Statement on Form S-1/A filed with the Commission on December 6, 2012).

10.24†	William Lyon Homes 2012 Equity Incentive Plan form of Restricted Stock Award Agreement (incorporated by reference to the Company’s Registration Statement on Form S-1/A filed with the Commission on December 6, 2012).

10.25†	Form of Employment Agreement, dated September 1, 2012, by William Lyon Homes, Inc. and each of Matthew R. Zaist, Colin T. Severn, Brian W. Doyle, Tom Hickcox, Mary Connelly, Rick Robinson, Carl Morabito, Terry Connelly and Julie Collins (incorporated by reference to the Company’s Registration Statement on Form S-1/A filed with the Commission on December 6, 2012).

10.26	Registration Rights Agreement, dated November 8, 2012, by and between William Lyon Homes, certain of William Lyon Homes’ subsidiaries, and Credit Suisse Securities, as representative to the Initial Purchasers (as defined therein) (incorporated by reference to the Company’s Registration Statement on Form S-1/A filed with the Commission on December 6, 2012).

10.27	Class A Common Stock and Convertible Preferred Stock Subscription Agreement, dated October 12, 2012, by and between William Lyon Homes and WLH Recovery Acquisition LLC (incorporated by reference to the Company’s Registration Statement on Form S-1/A filed with the Commission on December 6, 2012).

10.28	Amendment of and Joinder to Class A Common Stock Registration Rights Agreement, dated October 12, 2012, by and between WLH Recovery Acquisition LLC and William Lyon Homes (incorporated by reference to the Company’s Registration Statement on Form S-1/A filed with the Commission on December 6, 2012).

10.29	Amendment of and Joinder to Class A Common Stock Registration Rights Agreement, dated October 12, 2012, by and between ColFin WLH Land Acquisitions, LLC and William Lyon Homes (incorporated by reference to the Company’s Registration Statement on Form S-1/A filed with the Commission on December 6, 2012).

10.30	Amendment of and Joinder to Convertible Preferred Stock and Class C Common Stock Registration Rights Agreement, dated October 12, 2012, by and between WLH Recovery Acquisition LLC and William Lyon Homes (incorporated by reference to the Company’s Registration Statement on Form S-1/A filed with the Commission on December 6, 2012).

10.31	Construction Loan Agreement dated as of September 20, 2012 by and between Lyon Branches, LLC, a Delaware limited liability company and California Bank & Trust, a California banking corporation (incorporated by reference to the Company’s Quarterly Report for the quarter-ended September 30, 2012).

Exhibit Number	Description

10.32	Construction Loan Agreement dated as of September 26, 2012 by and between William Lyon Homes, Inc., a California corporation and California Bank & Trust, a California banking corporation (incorporated by reference to the Company’s Quarterly Report for the quarter-ended September 30, 2012).

12.1	Statement Regarding the Computation of Ratio of Earnings (Loss) to Fixed Charges and Preferred Stock Dividends for the Period from January 1, 2012 through February 24, 2012, the Period from February 25, 2012 through December 31, 2012, and for the Years Ended December 31, 2011, 2010, 2009 and 2008.

16.1	Letter from Windes & McClaughry Accountancy Corporation, as to the change in certifying accountant, dated as of August 9, 2012 (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the Commission on August 10, 2012).

21.1	List of Subsidiaries of the Company.

25.1	Statement of Eligibility and Qualification of U.S. Bank National Association on Form T-1 (incorporated by reference to William Lyon Homes, Inc.’s Form T-3 filed with the Commission on November 17, 2011).

31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350

32.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350

101.INS* **	XBRL Instance Document

101.SCH* **	XBRL Taxonomy Extension Schema Document

101.CAL* **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF* **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB* **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE* **	XBRL Taxonomy Extension Presentation Linkbase Document

†	Management contract or compensatory agreement
*	The information in Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act (including this Report), unless the Registrant specifically incorporates the foregoing information into those documents by reference.
**	Pursuant to Rule 406T of Regulation S-T, the XBRL information will not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934 and will not be deemed filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, or otherwise subject to liability under those Sections.