Form 10-Q
period 2013-03-31
WILLIAM LYON HOMES
filed 2013-05-03
CIK 1095996

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 001-31625

WILLIAM LYON HOMES

(Exact name of registrant as specified in its charter)

Delaware	33-0864902
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4695 MacArthur Court, 8th Floor Newport Beach, California	92660
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (949) 833-3600

4490 Von Karman Avenue

Newport Beach, California 92660

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at May 1, 2013
Convertible preferred stock, par value $0.01	77,005,744
Common stock, Class A, par value $0.01	73,621,378
Common stock, Class B, par value $0.01	31,464,548
Common stock, Class C, par value $0.01	12,520,338
Common stock, Class D, par value $0.01	5,533,105

WILLIAM LYON HOMES

INDEX

		Page No.
PART I. FINANCIAL INFORMATION
Item 1.

Financial Statements: as of March 31, 2013, for the Three Months Ended March 31, 2013, for the Period from January 1, 2012 through February 24, 2012, and the Period from February 25, 2012 through March 31, 2012, (unaudited), and as of December 31, 2012 (audited)

	Condensed Consolidated Balance Sheets	2
	Condensed Consolidated Statements of Operations	3
	Condensed Consolidated Statement of Equity	4
	Condensed Consolidated Statements of Cash Flows	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	53
Item 4.	Controls and Procedures	53
PART II. OTHER INFORMATION		55
Item 1.	Legal Proceedings	55
Item 1A.	Risk Factors	55
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	72
Item 3.	Defaults Upon Senior Securities	72
Item 4.	Mine Safety Disclosures	72
Item 5.	Other Information	72
Item 6.	Exhibits	72
SIGNATURES		74
EXHIBIT INDEX		75

NOTE ABOUT FORWARD-LOOKING STATEMENTS

Investors are cautioned that this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Section 27A of the Securities Act and Section 21 of the Exchange Act. Statements which are predictive in nature, which depend upon or refer to future events or conditions, or which include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “hopes” and similar expressions constitute forward-looking statements. In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects and possible future Company actions, which may be provided by management are also forward-looking statements as defined in the Securities Act of 1933, as amended. Forward-looking statements are based upon expectations and projections about future events and are subject to assumptions, risks and uncertainties about, among other things, the Company, economic and market factors and the homebuilding industry.

Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, we caution you that actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a number of factors. The principal factors that could cause the Company’s actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, worsening in general economic conditions either nationally or in regions in which the Company operates, worsening in markets for residential housing, further decline in real estate values resulting in further impairment of the Company’s real estate assets, volatility in the banking industry and credit markets, terrorism or other hostilities involving the United States, whether an ownership change occurred which could, under certain circumstances, have resulted in the limitation of the Company’s ability to offset prior years’ taxable income with net operating losses, changes in home mortgage interest rates, changes in generally accepted accounting principles or interpretations of those principles, changes in prices of homebuilding materials, labor shortages, adverse weather conditions, the occurrence of events such as landslides, soil subsidence and earthquakes that are uninsurable, not economically insurable or not subject to effective indemnification agreements, changes in governmental laws and regulations, inability to comply with financial and other covenants under the Company’s debt instruments, whether the Company is able to refinance the outstanding balances of its debt obligations at their maturity, anticipated tax refunds, the timing of receipt of regulatory approvals and the opening of projects and the availability and cost of land for future growth. These and other risks and uncertainties are more fully described in Item 1A. “Risk Factors”. While it is impossible to identify all such factors, factors which could cause actual results to differ materially from those estimated by the Company include, but are not limited to, those factors or conditions described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Company’s past performance or past or present economic conditions in the Company’s housing markets are not indicative of future performance or conditions. Investors are urged not to place undue reliance on forward-looking statements. In addition, the Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to projections over time unless required by federal securities laws.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

WILLIAM LYON HOMES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except number of shares and par value per share)

	Successor
	March 31, 2013	December 31, 2012
	(unaudited)
ASSETS
Cash and cash equivalents — Note 1	$66,404	$71,075
Restricted cash — Note 1	853	853
Receivables	20,026	14,789
Real estate inventories — Note 4
Owned	439,491	421,630
Not owned	39,029	39,029
Deferred loan costs, net	7,054	7,036
Goodwill	14,209	14,209
Intangibles, net of accumulated amortization of $6,379 as of March 31, 2013 and $5,757 as of December 31, 2012	3,998	4,620
Other assets, net	7,842	7,906

Total assets	$598,906	$581,147

LIABILITIES AND EQUITY
Accounts payable	$24,193	$18,735
Accrued expenses	47,749	41,770
Liabilities from inventories not owned — Note 12	39,029	39,029
Notes payable — Note 5	22,269	13,248
8 1/2% Senior Notes due November 15, 2020 — Note 5	325,000	325,000

	458,240	437,782

Commitments and contingencies — Note 12
Redeemable convertible preferred stock:
Redeemable convertible preferred stock, par value $0.01 per share; 80,000,000 shares authorized; 77,005,744 shares issued and outstanding at March 31, 2013 and December 31, 2012	71,571	71,246
Equity:
William Lyon Homes stockholders’ equity
Common stock, Class A, par value $0.01 per share; 340,000,000 shares authorized; 70,121,378 shares issued and outstanding at March 31, 2013 and December 31, 2012	701	701
Common stock, Class B, par value $0.01 per share; 50,000,000 shares authorized; 31,464,548 shares issued and outstanding at March 31, 2013 and December 31, 2012	315	315
Common stock, Class C, par value $0.01 per share; 120,000,000 shares authorized; 16,020,338 shares issued and outstanding at March 31, 2013 and December 31, 2012	160	160
Common stock, Class D, par value $0.01 per share; 30,000,000 shares authorized; 3,084,585 and 2,499,293 shares outstanding at March 31, 2013 and December 31, 2012, respectively	31	25
Additional paid-in capital	73,418	73,113
Accumulated deficit	(15,124)	(11,602)

Total William Lyon Homes stockholders’ equity	59,501	62,712
Noncontrolling interest — Note 2	9,594	9,407

Total equity	69,095	72,119

Total liabilities and equity	$598,906	$581,147

See accompanying notes to condensed consolidated financial statements

WILLIAM LYON HOMES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except number of shares and per share data)

(unaudited)

	Successor		Predecessor
	Three Months Ended March 31, 2013	Period from February 25 through March 31, 2012	Period from January 1 through February 24, 2012
Operating revenue
Home sales	$76,434	$15,109	$16,687
Construction services — Note 1	4,419	3,195	8,883

	80,853	18,304	25,570

Operating costs
Cost of sales — homes	(63,328)	(13,063)	(14,598)
Construction services — Note 1	(4,038)	(2,896)	(8,223)
Sales and marketing	(4,668)	(1,093)	(1,944)
General and administrative	(8,524)	(2,213)	(3,302)
Amortization of intangible assets	(622)	(1,402)	—
Other	(485)	(599)	(187)

	(81,665)	(21,266)	(28,254)

Operating loss	(812)	(2,962)	(2,684)
Interest expense, net of amounts capitalized — Note 1	(1,284)	(1,714)	(2,507)
Other income, net	87	47	230

Loss before reorganization items	(2,009)	(4,629)	(4,961)
Reorganization items, net	(464)	(353)	233,458

Net (loss) income	(2,473)	(4,982)	228,497
Less: Net income attributable to noncontrolling interest	(75)	(77)	(114)

Net (loss) income attributable to William Lyon Homes	(2,548)	(5,059)	228,383
Preferred stock dividends	(974)	(292)	—

Net (loss) income available to common stockholders	$(3,522)	$(5,351)	$228,383

(Loss) income per common share, basic and diluted	$(0.03)	$(0.06)	$228,383

Weighted average common shares outstanding, basic and diluted	120,300,654	92,368,169	1,000

See accompanying notes to condensed consolidated financial statements

WILLIAM LYON HOMES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(in thousands)

(unaudited)

	William Lyon Homes Stockholders
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Non- Controlling Interest	Total
	Shares	Amount
Balance — December 31, 2012	120,106	$1,201	$73,113	$(11,602)	$9,407	$72,119
Net (loss) income	—	—	—	(2,548)	75	(2,473)
Cash contributions by members of consolidated entities	—	—	—	—	112	112
Issuance of restricted stock	585	6	(6)	—	—	—
Stock based compensation	—	—	311	—	—	311
Preferred stock dividends	—	—	—	(974)	—	(974)

Balance — March 31, 2013	120,691	$1,207	$73,418	$(15,124)	$9,594	$69,095

See accompanying notes to condensed consolidated financial statements

WILLIAM LYON HOMES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Successor		Predecessor
	Three Months Ended March 31, 2013	Period from February 25 through March 31, 2012	Period from January 1 through February 24, 2012
Operating activities
Net (loss) income	$(2,473)	$(4,982)	$228,497
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	914	1,490	586
Stock based compensation expense	311	—	—
Reorganization items:
Cancellation of debt	—	—	(298,831)
Plan implementation and fresh start adjustments	—	—	49,302
Write off of deferred loan costs	—	—	8,258
Net changes in operating assets and liabilities:
Restricted cash	—	(1)	—
Receivables	(5,237)	(146)	941
Real estate inventories — owned	(16,099)	(86)	(7,047)
Real estate inventories — not owned	—	—	1,250
Other assets	687	(289)	206
Accounts payable	5,458	(1,107)	4,618
Accrued expenses	5,979	825	(3,851)
Liabilities from real estate inventories not owned	—	—	(1,250)

Net cash used in operating activities	(10,460)	(4,296)	(17,321)

Investing activities
Purchases of property and equipment	(683)	—	—

Net cash used in investing activities	(683)	—	—

Financing activities
Proceeds from borrowings on notes payable	20,235	—	—
Principal payments on notes payable	(12,976)	(4,176)	(616)
Proceeds from reorganization	—	—	30,971
Proceeds from issuance of convertible preferred stock	—	—	50,000
Proceeds from debtor in possession financing	—	—	5,000
Principal payment of debtor in possession financing	—	—	(5,000)
Payment of deferred loan costs	(250)	—	(2,491)
Payment of preferred stock dividends	(649)	—	—
Noncontrolling interest contributions	112	1,246	1,825
Noncontrolling interest distributions	—	(2,231)	(1,897)

Net cash provided by (used in) financing activities	6,472	(5,161)	77,792

Net (decrease) increase in cash and cash equivalents	(4,671)	(9,457)	60,471
Cash and cash equivalents — beginning of period	71,075	80,532	20,061

Cash and cash equivalents — end of period	$66,404	$71,075	$80,532

Supplemental disclosures of non-cash investing and financing activities:
Issuance of note payable related to land acquisition	$1,762	$—	$—

Land contributed in lieu of cash for common stock	$—	$—	$4,029

Accretion of payable in kind dividends on convertible preferred stock	$325	$—	$—

Preferred stock dividends, accrued	$163	$292	$—

See accompanying notes to condensed consolidated financial statements

WILLIAM LYON HOMES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1—Basis of Presentation and Significant Accounting Policies

Operations

William Lyon Homes, a Delaware corporation (“Parent” and together with its subsidiaries, the “Company”), are primarily engaged in designing, constructing, marketing and selling single-family detached and attached homes in California, Arizona, Nevada and Colorado (under the Village Homes brand).

Basis of Presentation

The preparation of the Company’s financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities as of March 31, 2013 and December 31, 2012 and revenues and expenses for the three months ended March 31, 2013, the period from January 1, 2012 through February 24, 2012, and the period from February 25, 2012 through March 31, 2012. Accordingly, actual results could differ from those estimates. The significant accounting policies using estimates include real estate inventories and cost of sales, impairment of real estate inventories, warranty reserves, loss contingencies, sales and profit recognition, accounting for variable interest entities, and fresh start accounting. The current economic environment increases the uncertainty inherent in these estimates and assumptions.

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

We applied the accounting under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 852 (“ASC 852”), “Reorganizations,” as of February 24, 2012. Therefore, our consolidated balance sheet as of December 31, 2012, which is referred to as that of the “Successor”, includes adjustments resulting from the reorganization and application of ASC 852. References to the “Successor” in the condensed consolidated financial statements and the notes thereto refer to the Company after giving effect to the reorganization and application of ASC 852. References to the “Predecessor” refer to the Company prior to the reorganization and application of ASC 852.

The consolidated financial statements were prepared from our books and records without audit and include all adjustments (consisting of only normal recurring accruals) necessary to present a fair statement of results for the interim periods presented. Readers of this quarterly report should refer to our audited consolidated financial statements as of December 31, 2012, and for the periods from January 1, 2012 through February 24, 2012 and February 25, 2012 through December 31, 2012, which are included in our 2012 Annual Report on Form 10-K, as certain disclosures that would substantially duplicate those contained in the audited financial statements have not been included in this report.

Real Estate Inventories

Real estate inventories are carried at cost net of impairment losses and fresh start accounting adjustments, if any. Real estate inventories consist primarily of land deposits, land and land under development, homes completed and under construction, and model homes. All direct and indirect land costs, offsite and onsite improvements and applicable interest and other carrying charges are capitalized to real estate projects during periods when the project is under development. Land, offsite costs and all other common costs are allocated to land parcels benefited based upon relative fair values before construction. Onsite construction costs and related carrying charges (principally interest and property taxes) are allocated to the individual homes within a phase based upon the relative sales value of the homes. The Company relieves its accumulated real estate inventories through cost of sales for the estimated cost of homes sold. Selling expenses and other marketing costs are expensed in the period incurred. A provision for warranty costs relating to the Company’s limited warranty plans is included in cost of sales and accrued expenses at the time the sale of a home is recorded. The Company generally reserves approximately one to one and one quarter percent of the sales price of its homes against the possibility of future charges relating to its one-year limited warranty and similar potential claims, except for Colorado, where the Company provides a third party warranty policy upon close of escrow. Factors that affect the Company’s warranty liability include the number of homes under warranty, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary. Changes in the Company’s warranty liability for the three months ended March 31, 2013, the period from February 25, 2012 through March 31, 2012, and the period from January 1, 2012 through February 24, 2012, are as follows (in thousands):

	Successor		Predecessor
	Three Months Ended March 31, 2013	Period from February 25 through March 31, 2012	Period from January 1 through February 24, 2012
Warranty liability, beginning of period	$14,317	$14,000	$14,314
Warranty provision during period	611	166	187
Warranty payments during period	(1,091)	(353)	(845)
Warranty charges related to pre-existing warranties during period	113	88	199
Fresh start adjustment	—	—	145

Warranty liability, end of period	$13,950	$13,901	$14,000

Interest incurred under the Company’s debt obligations, as more fully discussed in Note 5, is capitalized to qualifying real estate projects under development. Any additional interest charges related to real estate projects not under development are expensed in the period incurred. Interest activity for the three months ended March 31, 2013, the period from February 25, 2012 through March 31, 2012, and the period from January 1, 2012 through February 24, 2012, are as follows (in thousands):

	Successor		Predecessor
	Three Months Ended March 31, 2013	Period from February 25 through March 31, 2012	Period from January 1 through February 24, 2012
Interest incurred	$7,151	$4,234	$7,145
Less: Interest capitalized	5,867	2,520	4,638

Interest expense, net of amounts capitalized	$1,284	$1,714	$2,507

Cash paid for interest	$222	$1,189	$8,924

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

Financial Instruments

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents, receivables, and deposits. The Company typically places its cash and cash equivalents in investment grade short-term instruments. Deposits, included in other assets, are due from municipalities or utility companies and are generally collected from such entities through fees assessed to other developers. The Company is an issuer of, or subject to, financial instruments with off-balance sheet risk in the normal course of business which exposes it to credit risks. These financial instruments include letters of credit and obligations in connection with assessment district bonds. These off-balance sheet financial instruments are described in more detail in Note 12.

Cash and Cash Equivalents

Short-term investments with a maturity of three months or less when purchased are considered cash equivalents. The Company’s cash and cash equivalents balance exceeds federally insurable limits as of March 31, 2013 and December 31, 2012. The Company monitors the cash balances in its operating accounts and adjusts the cash balances between accounts based on operational needs; however, these cash balances could be negatively impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts.

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

Goodwill

In accordance with the provisions of ASC 350, Intangibles, Goodwill and Other, goodwill amounts are not amortized, but rather are analyzed for impairment at the reporting segment level. Goodwill is analyzed on an annual basis, or when indicators of impairment exist. We have determined that we have five reporting segments, as discussed in Note 3, and we perform an annual goodwill impairment analysis during the fourth quarter of each fiscal year.

Intangible Assets

Recorded intangible assets primarily relate to construction homes in backlog, management contracts, and joint venture management fee contracts recorded in conjunction with ASC 852 and FASB ASC Topic 805, Business Combinations, related to the Village Homes acquisition in 2012 (see Note 9 for more information). Such assets were valued based on expected cash flows related to home closings, and the asset is amortized on a per unit basis, as homes under the contracts close.

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

Income Taxes

Income taxes are accounted for under the provisions of FASB ASC Topic 740, Income Taxes (“ASC 740”), using an asset and liability approach. Deferred income taxes reflect the net effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating loss and tax credit carryforwards measured by applying currently enacted tax laws. A valuation allowance is provided to reduce net deferred tax assets to an amount that is more likely than not to be realized.

Reclassifications

Certain balances on the financial statements and certain amounts presented in the notes have been reclassified in order to conform to current year presentation.

Note 2—Variable Interest Entities and Noncontrolling Interests

During the year ended December 31, 2012, the Company formed a joint venture, Lyon Branches, LLC, for the purpose of land development and homebuilding activities. The Company, as the managing member, has the power to direct the activities of the VIE since it manages the daily operations and has exposure to the risks and rewards of the VIE, as based on the division of income and loss per the joint venture agreement. Therefore, the Company is the primary beneficiary of the joint venture, and the VIE was consolidated as of March 31, 2013 and December 31, 2012.

As of March 31, 2013, the assets of the consolidated VIEs totaled $27.0 million, of which $1.7 million was cash and $22.1 million was real estate inventories. The liabilities of the consolidated VIEs totaled $8.6 million, primarily comprised of accounts payable and accrued liabilities.

As of December 31, 2012, the assets of the consolidated VIEs totaled $24.7 million, of which $1.1 million was cash and $20.4 million was real estate inventories. The liabilities of the consolidated VIEs totaled $6.4 million, primarily comprised of accounts payable and accrued liabilities. The Company recorded a $1.6 million valuation adjustment to the noncontrolling interest account on one VIE in accordance with the adoption of ASC 852.

Note 3—Segment Information

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

The Company’s homebuilding operations design, construct and sell a wide range of homes designed to meet the specific needs in each of its markets. In accordance with the aggregation criteria defined by ASC 280, the Company’s homebuilding operating segments have been grouped into five reportable segments: Southern California, consisting of an operating division with operations in Orange, Los Angeles, San Bernardino and San Diego counties; Northern California, consisting of an operating division with operations in Contra Costa, Sacramento, San Joaquin, Santa Clara, Solano and Placer counties; Arizona, consisting of operations in the Phoenix, Arizona metropolitan area; Nevada, consisting of operations in the Las Vegas, Nevada metropolitan area; and Colorado, consisting of operations in the Denver, Colorado metropolitan area, Fort Collins, and Granby, Colorado markets. Colorado does not meet the quantitative requirements for segment reporting per ASC 280, however management believes that information about the segment is useful to readers of the financial statements.

Corporate develops and implements strategic initiatives and supports the Company’s operating divisions by centralizing key administrative functions such as finance and treasury, information technology, risk management and litigation and human resources.

Segment financial information relating to the Company’s operations was as follows (in thousands):

	Successor		Predecessor
	Three Months Ended March 31, 2013	Period from February25 through March 31, 2012	Period from January 1 through February 24, 2012
Operating revenue:
Southern California	$11,246	$7,557	$7,759
Northern California	13,338	3,674	11,014
Arizona	21,629	3,788	4,316
Nevada	14,761	3,285	2,481
Colorado	19,879	—	—

Total operating revenue	$80,853	$18,304	$25,570

	Successor		Predecessor
	Three Months Ended March 31, 2013	Period from February 25 through March 31, 2012	Period from January 1 through February 24, 2012
Net (loss) income
Southern California	$(674)	$(986)	$(19,131)
Northern California	1,130	(240)	6,195
Arizona	1,085	(468)	9,928
Nevada	1,069	(472)	(1,738)
Colorado	723	—	—
Corporate	(5,806)	(2,816)	233,243

Net (loss) income	$(2,473)	$(4,982)	$228,497

	Successor
	March 31, 2013	December 31, 2012
Homebuilding assets:
Southern California	$205,145	$195,688
Northern California	33,579	31,293
Arizona	180,684	173,847
Nevada	56,407	51,141
Colorado	35,760	37,668
Corporate(1)	87,331	91,510

Total homebuilding assets	$598,906	$581,147

(1)	Comprised primarily of cash and cash equivalents, receivables, deferred loan costs, and other assets.

Note 4—Real Estate Inventories

Real estate inventories consist of the following (in thousands):

	Successor
	March 31, 2013	December 31, 2012
Real estate inventories owned:
Land deposits	$34,347	$31,855
Land and land under development	309,804	318,327
Homes completed and under construction	78,428	50,847
Model homes	16,912	20,601

Total	$439,491	$421,630

Real estate inventories not owned:(1)
Other land options contracts — land banking arrangement	$39,029	$39,029

(1)	Represents the consolidation of a land banking arrangement. Although the Company is not obligated to purchase the lots, based on certain factors, the Company has determined it is economically compelled to purchase the lots in the land banking arrangement. Amounts are net of deposits.

The Company accounts for its real estate inventories under FASB ASC Topic 360 Property, Plant, & Equipment (“ASC 360”).

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

As of February 24, 2012, the Company made fair value adjustments to inventory in accordance with fresh start accounting. During the three months ended March 31, 2013, and the period from February 25, 2012 through March 31, 2012, the Company did not record any impairments.

Note 5—Senior Notes and Secured Indebtedness

Notes payable consist of the following (in thousands):

	Successor
	March 31, 2013	December 31, 2012
Notes payable:
Revolving line of credit loan agreement	$13,194	$—
Construction notes payable	7,313	13,248
Seller financing	1,762	—
Senior Notes:
8 1/2% Senior Notes due November 15, 2020	$325,000	$325,000

Total notes payable and Senior Notes	$347,269	$338,248

As of March 31, 2013, the maturities of the notes payable and 8  1/2% Senior Notes are as follows (in thousands):

Year Ended March 31,
2013	$—
2014	1,762
2015	7,313
2016	13,194
2017	—
Thereafter	325,000

$347,269

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

As of both March 31, 2013 and December 31, 2012, the outstanding principal amount of the New Notes was $325 million. The New Notes bear interest at an annual rate of 8.5% per annum and is payable semiannually in arrears on May 15 and November 15, commencing on May 15, 2013, and mature on November 15, 2020. The New Notes are senior unsecured obligations of California Lyon and are unconditionally guaranteed on a senior subordinated secured basis by Parent and by certain of Parent’s existing and future restricted subsidiaries. The New Notes and the guarantees rank senior to all of California Lyon’s and the guarantors’ existing and future unsecured senior debt and senior in right of payment to all of California Lyon’s and the guarantors’ future subordinated debt. The New Notes and the guarantees are and will be effectively junior to any of California Lyon’s and the guarantors’ existing and future secured debt.

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

Prior to November 15, 2016, the New Notes may be redeemed in whole or in part at a redemption price equal to 100% of the principal amount plus a “make-whole” premium, and accrued and unpaid interest to, the redemption date.

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

The indenture governing the New Notes (the “Indenture”) contains covenants that limit the ability of the Company and its restricted subsidiaries to, among other things: (i) incur or guarantee certain additional indebtedness; (ii) pay dividends or make other distributions or repurchase stock; (iii) make certain investments; (iv) sell assets; (v) incur liens; (vi) enter into agreements restricting the ability of the Company’s restricted subsidiaries to pay dividends or transfer assets; (vii) enter into transactions with affiliates; (viii) create unrestricted subsidiaries; and (viii) consolidate, merge or sell all or substantially all of the Company’s and California Lyon’s assets. These covenants are subject to a number of important exceptions and qualifications as described in the Indenture. The Company was in compliance with all such covenants as of March 31, 2013.

Notes Payable

Revolving Line of Credit Loan Agreement

On March 5, 2013, California Lyon entered into a Revolving Line of Credit Loan Agreement (the “CB&T Loan Agreement”), with California Bank & Trust (“CB&T”), providing for a revolving line of credit of $30.0 million (the “CB&T Loan”). The CB&T Loan, as amended, will provide California Lyon with funds for the development of residential lots, the construction of existing and future residential home projects within the states of California, Arizona, Nevada and Colorado, the issuance of letters of credit for the payment of costs incurred or associated with those projects and other general corporate purposes. In connection with the execution of the CB&T Loan Agreement, California Lyon issued a promissory note (the “CB&T Promissory Note”), and together with the CB&T Loan Agreement and any ancillary documents and agreements executed pursuant to the CB&T Loan Agreement, (the “CB&T Loan Documents”), in favor of CB&T. California Lyon’s obligations under the CB&T Loan are secured by, among other things, a first lien on and security interest in all the real and personal property comprising each qualified project that is secured by the CB&T Loan. Borrowings under the CB&T Loan Agreement, bear interest, payable monthly, at California Lyon’s option of either (i) a fixed rate at LIBOR plus 3.00% per annum or (ii) a variable rate at the Prime Rate, as adjusted by CB&T in accordance with the CB&T Loan Agreement, plus 1.00% per annum. The floor interest rate for borrowings under the CB&T Loan Agreement range from 4.25% to 5.00%, depending on California Lyon’s total debt to tangible net worth ratio. Beginning on March 5, 2015, the maximum amount available under the CB&T Loan will be reduced by $7.5 million every 90 days until the CB&T Loan matures. The CB&T Loan will mature on March 5, 2016.

All outstanding borrowings under the CB&T Loan may, at the option of CB&T, be accelerated and become immediately due and payable in the event of a default under the CB&T Loan Documents, which includes, among other things, the following events (subject to certain cure periods, as applicable): (i) the failure by California Lyon to pay any monetary amount when due under any CB&T Loan Document; (ii) the breach of certain covenants under the CB&T Loan Documents; (iii) any representations contained in the CB&T Loan Documents being materially misleading or false when made; (iv) defaults under certain other monetary obligations; (v) bankruptcy matters; (vi) litigation or proceedings that could constitute a material adverse change on California Lyon or a qualified project or (vii) certain judgments. The CB&T Loan Documents also contain negative covenants which restrict or limit California Lyon from, among other things, the following: (a) consolidating or merging with any person unless California Lyon is the surviving entity; (b) changing its fiscal year or accounting methods; (c) changing the character of California Lyon’s business; (d) suffering any change in the legal or beneficial ownership of any capital stock in California Lyon; (e) making loans or advances; (f) granting or continuing liens; (g) incurring debt and (h) acquiring assets.

In March 2013, one of the outstanding construction loans payable and its underlying collateral was rolled into the CB&T Loan. As of March 31, 2013, there was $13.2 million outstanding under the CB&T Loan.

Construction Notes Payable

In September 2012, the Company entered into two construction notes payable agreements. The first agreement has total availability under the facility of $19.0 million, to be drawn for land development and construction on one of its wholly-owned projects. The loan matures in September 2015 and bears interest at the prime rate + 1.0%, with a rate floor of 5.0%. As of December 31, 2012, the Company had borrowed $7.8 million under this facility. In March 2013, this loan and the underlying collateral was rolled into the CB&T Loan Agreement, defined and discussed above.

The second construction note payable agreement has total availability under the facility of $17.0 million, to be drawn for land development and construction on one of its joint venture projects. The loan matures in March 2015 and bears interest at prime rate + 1%, with a rate floor of 5.0%. As of March 31, 2013 and December 31, 2012, the Company had borrowed $7.3 million and $5.4 million, respectively, under this facility. The loan will be repaid with proceeds from home closings of the project and is secured by the underlying project.

Seller Financing

At March 31, 2013, the Company had $1.8 million of notes payable outstanding related to a land acquisition for which seller financing was provided. The note bears interest at 3% per annum, is secured by the underlying land, and matures in March 2014.

GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS

The following consolidating financial information includes:

(1) Consolidating balance sheets as of March 31, 2013 and December 31, 2012; consolidating statements of operations for the three months ended March 31, 2013, the period from February 25, 2012 through March 31, 2012, and the period from January 1, 2012 through February 24, 2012; and consolidating statements of cash flows for the three months ended March 31, 2013, the period from February 25, 2012 through March 31, 2012, and the period from January 1, 2012 through February 24, 2012, of (a) William Lyon Homes, as the parent, or “Delaware Lyon”, (b) William Lyon Homes, Inc., as the subsidiary issuer, or “California Lyon”, (c) the guarantor subsidiaries, (d) the non-guarantor subsidiaries and (e) William Lyon Homes, Inc. on a consolidated basis; and

(2) Elimination entries necessary to consolidate Delaware Lyon, with William Lyon Homes, Inc. and its guarantor and non-guarantor subsidiaries.

William Lyon Homes owns 100% of all of its guarantor subsidiaries and all guarantees are full and unconditional, joint and several. As a result, in accordance with Rule 3-10 (d) of Regulation S-X promulgated by the SEC, no separate financial statements are required for these subsidiaries as of March 31, 2013 and December 31, 2012, and for the three months ended March 31, 2013, the period from February 25, 2012 through March 31, 2012, and the period from January 1, 2012 through February 24, 2012.

CONDENSED CONSOLIDATING BALANCE SHEET

(Unaudited)

March 31, 2013 (Successor)

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non -Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
ASSETS
Cash and cash equivalents	$—	$64,125	$58	$2,221	$—	$66,404
Restricted cash	—	853	—	—	—	853
Receivables	—	16,528	293	3,205	—	20,026
Real estate inventories
Owned	—	415,081	—	24,410	—	439,491
Not owned	—	39,029	—	—	—	39,029
Deferred loan costs	—	7,054	—	—	—	7,054
Goodwill	—	14,209	—	—	—	14,209
Intangibles	—	3,998	—	—	—	3,998
Other assets	—	7,390	128	324	—	7,842
Investments in subsidiaries	58,743	21,691	—	—	(80,434)	—
Intercompany receivables	—	—	210,018	18,878	(228,896)	—

Total assets	$58,743	$589,958	$210,497	$49,038	$(309,330)	$598,906

LIABILITIES AND EQUITY
Accounts payable	$—	$23,102	$55	$1,036	$—	$24,193
Accrued expenses	—	47,485	212	52	—	47,749
Liabilities from inventories not owned	—	39,029	—	—	—	39,029
Notes payable	—	14,956	—	7,313	—	22,269
8 1/2% Senior Notes	—	325,000	—	—	—	325,000
Intercompany payables	—	219,544	—	9,352	(228,896)	—

Total liabilities	—	669,116	267	17,753	(228,896)	458,240
Redeemable convertible preferred stock	—	71,571	—	—	—	71,571
Equity (deficit)
William Lyon Homes stockholders’ equity (deficit)	58,743	(150,729)	210,230	21,691	(80,434)	59,501
Noncontrolling interest	—	—	—	9,594	—	9,594

Total liabilities and equity	$58,743	$589,958	$210,497	$49,038	$(309,330)	$598,906

CONDENSED CONSOLIDATING BALANCE SHEET

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

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(Unaudited)

Three Months Ended March 31, 2013 (Successor)

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$54,805	$21,629	$—	$—	$76,434
Construction services	—	4,419	—	—	—	4,419
Management fees	—	—	—	—	—	—

	—	59,224	21,629	—	—	80,853

Operating costs
Cost of sales	—	(45,568)	(17,839)	79	—	(63,328)
Construction services	—	(4,038)	—	—	—	(4,038)
Sales and marketing	—	(3,485)	(997)	(186)	—	(4,668)
General and administrative	—	(8,457)	(67)	—	—	(8,524)
Amortization of intangible assets	—	(622)	—	—	—	(622)
Other	—	(484)	(1)	—	—	(485)

	—	(62,654)	(18,904)	(107)	—	(81,665)
(Loss) income from subsidiaries	(3,445)	2,539	—	—	906	—

Operating (loss) income	(3,445)	(891)	2,725	(107)	906	(812)
Interest expense, net of amounts capitalized	—	(1,284)	—	—	—	(1,284)
Other income (expense), net	—	95	(3)	(5)	—	87

(Loss) income before reorganization items	(3,445)	(2,080)	2,722	(112)	906	(2,009)
Reorganization items, net	—	(464)	—	—	—	(464)

Net (loss) income	(3,445)	(2,544)	2,722	(112)	906	(2,473)
Less: Net income attributable to noncontrolling interest	—	—	—	(75)	—	(75)

Net (loss) income attributable to William Lyon Homes	(3,445)	(2,544)	2,722	(187)	906	(2,548)
Preferred stock dividends	(974)	—	—	—	—	(974)

Net (loss) income available to common stockholders	$(4,419)	$(2,544)	$2,722	$(187)	$906	$(3,522)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(Unaudited)

Period from February 25, 2012 through

March 31, 2012 (Successor)

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$9,910	$3,789	$1,410	$—	$15,109
Construction services	—	3,195	—	—	—	3,195
Management fees	—	65	—	—	(65)	—

	—	13,170	3,789	1,410	(65)	18,304

Operating costs
Cost of sales	—	(8,507)	(3,377)	(1,244)	65	(13,063)
Construction services	—	(2,896)	—	—	—	(2,896)
Sales and marketing	—	(786)	(210)	(97)	—	(1,093)
General and administrative	—	(2,181)	(32)	—	—	(2,213)
Amortization of intangible assets	—	(1,402)	—	—	—	(1,402)
Other	—	(504)	—	(95)	—	(599)

	—	(16,276)	(3,619)	(1,436)	65	(21,266)
(Loss) income from subsidiaries	(5,059)	2	—	—	5,057	—

Operating (loss) income	(5,059)	(3,104)	170	(26)	5,057	(2,962)
Interest expense, net of amounts capitalized	—	(1,650)	—	(64)	—	(1,714)
Other income (expense), net	—	60	(12)	(1)	—	47

(Loss) income before reorganization items and provision for income taxes	(5,059)	(4,694)	158	(91)	5,057	(4,629)
Reorganization items, net	—	(353)	—	—	—	(353)

Net (loss) income	(5,059)	(5,047)	158	(91)	5,057	(4,982)
Less: Net income attributable to noncontrolling interest	—	—	—	(77)	—	(77)

Net (loss) income attributable to William Lyon Homes	(5,059)	(5,047)	158	(168)	5,057	(5,059)
Preferred stock dividends	(292)	—	—	—	—	(292)

Net (loss) income available to common stockholders	$(5,351)	$(5,047)	$158	$(168)	$5,057	$(5,351)

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

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(Unaudited)

Three Months Ended March 31, 2013 (Successor)

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating activities
Net cash (used in) provided by operating activities	$—	$(11,724)	$2,778	$(1,514)	$—	$(10,460)

Investing activities
Purchases of property and equipment	—	(680)	(7)	4	—	(683)
Investments in subsidiaries	—	2,996	—	—	(2,996)	—

Net cash provided (used in) by investing activities	—	2,316	(7)	4	(2,996)	(683)

Financing activities
Proceeds from borrowings on notes payable	—	18,361	—	1,874	—	20,235
Principal payments on notes payable	—	(12,976)	—	—	—	(12,976)
Payment of deferred loan costs	—	(250)	—	—	—	(250)
Payment of preferred stock dividends	—	(649)	—	—	—	(649)
Noncontrolling interest contributions	—	—	—	112	—	112
Intercompany receivables/payables	—	(329)	(2,779)	381	2,727	—
Advances to/from affiliates	—	—	1	(270)	269	—

Net cash provided (used in) by financing activities	—	4,157	(2,778)	2,097	2,996	6,472

Net (decrease) increase in cash and cash equivalents	—	(5,251)	(7)	587	—	(4,671)
Cash and cash equivalents at beginning of period	—	69,376	65	1,634	—	71,075

Cash and cash equivalents at end of period	$—	$64,125	$58	$2,221	$—	$66,404

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(Unaudited)

Period from February 25, 2012 through

March 31, 2012 (Successor)

(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating activities
Net cash (used in) provided by operating activities	$—	$(3,585)	$163	$(874)	$—	$(4,296)

Investing activities
Purchases of property and equipment	—	—	(1)	1	—	—
Investments in subsidiaries	—	171	—	—	(171)	—

Net cash provided by (used in) investing activities	—	171	(1)	1	(171)	—

Financing activities
Principal payments on notes payable	—	(3,052)	—	(1,124)	—	(4,176)
Noncontrolling interest contributions	—	—	—	1,246	—	1,246
Noncontrolling interest distributions	—	—	—	(2,231)	—	(2,231)
Intercompany receivables/payables	—	(1,537)	(160)	1,526	171	—

Net cash used in financing activities	—	(4,589)	(160)	(583)	171	(5,161)

Net (decrease) increase in cash and cash equivalents	—	(8,003)	2	(1,456)	—	(9,457)
Cash and cash equivalents at beginning of period	—	74,570	52	5,910	—	80,532

Cash and cash equivalents at end of period	$—	$66,567	$54	$4,454	$—	$71,075

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

Note 6—Fair Value of Financial Instruments

In accordance with FASB ASC Topic 820, Fair Value Measurements and Disclosure (“ASC 820”), the Company is required to disclose the estimated fair value of financial instruments. As of March 31, 2013 and December 31, 2012, the Company used the following assumptions to estimate the fair value of each type of financial instrument for which it is practicable to estimate:

•

Notes Payable—The carrying amount is a reasonable estimate of fair value of the notes payable because the loans were entered into during the current or prior quarter, market rates are unchanged and/or the outstanding balance at year end is expected to be repaid within one year;

•	8 1/2% Senior Notes—The 8 1/2% Senior Notes are traded over the counter and their fair values were based upon quotes from industry sources.

The following table excludes cash and cash equivalents, restricted cash, receivables and accounts payable, which had fair values approximating their carrying amounts due to the short maturities and liquidity of these instruments. The estimated fair values of financial instruments are as follows (in thousands):

	Successor
	March 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Notes payable	$22,269	$22,269	$13,248	$13,248
8 1/2% Senior Notes due 2020	$325,000	$351,000	$325,000	$338,000

ASC 820 establishes a framework for measuring fair value, expands disclosures regarding fair value measurements and defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 requires the Company to maximize the use of observable market inputs, minimize the use of unobservable market inputs and disclose in the form of an outlined hierarchy the details of such fair value measurements. The Company used Level 3 to measure the fair value of its Notes Payable, and Level 2 to measure the fair value of its 8 1/2% Senior Notes. ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to a fair value measurement are considered to be observable or unobservable in a marketplace. The three levels of the hierarchy are as follows:

•	Level 1—quoted prices for identical assets or liabilities in active markets;

•

Level 2—quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and

•	Level 3—valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The following table represents a reconciliation of the beginning and ending balance for the Company’s Level 3 fair value measurements:

Notes Payable
(in thousands)
Fair Value at December 31, 2012	$13,248
Repayments of principal(1)	(12,976)
Borrowings of principal(2)	21,997
Increase in value during the period	—

Fair Value at March 31, 2013	$22,269

(1)	Represents the actual amount of principal repaid
(2)	Represents the actual amount of principal borrowed

Note 7—Related Party Transactions

For the three months ended March 31, 2013, the period from January 1, 2012 through February 24, 2012, and the period from February 25, 2012 through March 31, 2012, the Company incurred reimbursable on-site labor costs of $1,000, $27,000 and $18,000, respectively, for providing customer service to real estate projects developed by entities controlled by General William Lyon and William H. Lyon. At March 31, 2013 and December 31, 2012, $1,000 and $7,000, respectively, was due to the Company for reimbursable on-site labor costs, all of which was paid.

Effective April 1, 2011, upon approval by the Company’s board of directors at that time, the Company and an entity controlled by General William Lyon and William H. Lyon entered into a Human Resources and Payroll Services contract to provide that the affiliate will pay the Company a base monthly fee of $21,335 and a variable monthly fee equal to $23 multiplied by the number of active employees employed by such entity (which will initially result in a variable monthly fee of approximately $8,000). The amended contract also provides that the Company will be reimbursed by such affiliate for a pro rata share of any bonuses paid to the Company’s Human Resources staff (other than any bonus paid to the Vice President of Human Resources). The Company believes that the compensation being paid to it for the services provided to the affiliate is at a market rate of compensation, and that as a result of the fees that are paid to the Company under this contract, the overall cost to the Company of its Human Resources department will be reduced. The Company earned fees of $0, $52,000 and $35,000, during the three months ended March 31, 2013, the period from January 1, 2012 through February 24, 2012, and the period from February 25, 2012 through March 31, 2012, respectively, related to this agreement. This contract expired on August 31, 2012 and was not renewed. Any future services provided to the affiliate will be on an as needed basis and will be paid for based on an hourly rate.

On September 3, 2009, Presley CMR, Inc., a California corporation (“Presley CMR”) and a wholly owned subsidiary of California Lyon, entered into an Aircraft Purchase and Sale Agreement (“PSA”) with an affiliate of General William Lyon to sell an aircraft (the “Aircraft”). The PSA provided for an aggregate purchase price for the Aircraft of $8.3 million, (which value was the appraised fair market value of the Aircraft), which consisted of: (i) cash in the amount of $2.1 million to be paid at closing and (ii) a promissory note from the affiliate in the amount of $6.2 million. The note is secured by the Aircraft. As part of the Company’s fresh start accounting, the note was adjusted to its fair value of $5.2 million. The discount on the fresh start adjustment is amortized over the remaining life of the note. The note requires semiannual interest payments to California Lyon of approximately $132,000. The note is due in September 2016.

For the three months ended March 31, 2013, the period from January 1, 2012 through February 24, 2012, and the period from February 25, 2012 through March 31, 2012, the Company incurred charges of $197,000, $118,000 and $79,000, respectively, related to rent on its corporate office, from a trust of which William H. Lyon is the sole beneficiary. The lease expired in March 2013 and the Company relocated its corporate office upon expiration of the lease. The Company has entered into a lease for the new location with an unrelated third party.

Note 8—Income Taxes

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

In addition to the impact on Tax Attributes listed above, the Company also is subject to Tax Attribute reduction pursuant to various provisions contained in IRC Section 108(e) related to the Company’s issuance of 44,793,255 shares of Parent’s new Class A Common Stock, $0.01 par value per share and a $75 million principal amount 12% Senior Subordinated Secured Note due 2017, issued by California Lyon, in exchange of for the claims held by the holders of the formerly outstanding notes of California Lyon. These transactions resulted in Cancellation of Debt (COD) income for income tax purposes of approximately $203 million. IRC Section 108(a)(1)(A) provides that COD income is excluded from gross income when the discharge occurs in a Title 11 case under the jurisdiction of the bankruptcy court. However, pursuant to IRC Section 108(b)(1), if COD income is excluded due to the application of the bankruptcy exception, the amount of excluded COD income must generally be applied to reduce certain tax attributes of the debtor. In general, such attributes would normally be reduced in the following order: (1) net operating losses (current and carryforward); (2) general business tax credits; (3) minimum tax credits; (4) capital loss carryovers; (5) tax basis of the taxpayer’s assets; (6) passive activity losses & credit carryovers; and (7) foreign tax credit carryovers. This Tax Attribute reduction occurred on January 1, 2013.

At March 31, 2013, the Company had gross federal and state net operating loss carryforwards totaling approximately $44.8 million and $332.8 million, respectively. Federal net operating loss carryforwards begin to expire in 2028 and state net operating loss carryforwards begin to expire in 2013. In addition, as of March 31, 2013, the Company had unused federal and state built-in losses of $40.4 million and $26.9 million, respectively, which expire in 2017.

During the three months ended March 31, 2013, and the periods from January 1, 2012 through February 24, 2012 and February 25, 2012 through March 31, 2012, the Company recorded no income tax expense, leading to an effective tax rate of 0% for the period. The primary driver of the effective tax rate was the valuation allowance booked against the Company’s benefit generated by the operating loss for the quarter discussed in detail below.

In assessing the benefits of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers taxable income in carry back years, the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. As of March 31, 2013, due to uncertainties surrounding the realization of the cumulative federal and state deferred tax assets, the Company has a full valuation allowance against the deferred tax assets. In connection with the Company’s Tax Attribute reduction discussed above, the Company also reduced its valuation allowance on the remaining tax attributes. The valuation allowance as of March 31, 2013 and December 31, 2012, is $120.0 million and $200.0 million, respectively. Substantially all of the change in the valuation allowance relates to the Company’s Tax Attribute reduction.

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”) which is now codified as FASB ASC Topic 740, Income Taxes (“ASC 740”). ASC 740 prescribes a recognition threshold and a measurement criteria for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be considered more likely than not to be sustained upon examination by taxing authorities. The Company has taken positions in certain taxing jurisdictions for which it is more likely than not that previously unrecognized tax benefits will be recognized. The Company records interest and penalties related to uncertain tax positions as a component of the provision for income taxes. At January 1, 2008, and for the periods ended December 31, 2008 through March 31, 2013, the Company had no unrecognized tax benefits.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is subject to U.S. federal income tax examination for calendar tax years ending 2009 through 2012. The Company is subject to various state income tax examinations for calendar tax years ending 2008 through 2012.

Note 9—Business Combination

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

For the period from February 25, 2012 through March 31, 2012, and the period from January 1, 2012 through February 24, 2012, the below unaudited pro forma information has been prepared to give effect to the Village Homes acquisition as if it occurred on January 1, 2012 (in thousands except number of shares and per share data):

	(unaudited)
	Successor	Predecessor
	Period from February 25 through March 31, 2012	Period from January 1 through February 24, 2012
Revenues	$21,774	$28,521
Net (loss) income available to common stockholders	$(5,551)	$227,912
(Loss) income per common share, basic and diluted	$(0.06)	$227,912
Weighted average common shares outstanding, basic and diluted	92,368,169	1,000

The pro forma results are not necessarily indicative of the operating results that would have been obtained had the acquisitions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

Note 10—(Loss) Income Per Common Share

Basic and diluted (loss) income per common share for the three months ended March 31, 2013, the period from February 25, 2012 through March 31, 2012, and the period from January 1, 2012 through February 24, 2012 were calculated as follows (in thousands, except number of shares and per share amounts):

	Successor		Predecessor
	Three Months Ended March 31, 2013	Period from February 25 through March 31, 2012	Period from January 1 through February 24, 2012
Basic weighted average number of common shares outstanding	120,300,654	92,368,169	1,000
Effect of dilutive securities:
Preferred shares, stock options, and warrants(1)	—	—	N/A

Diluted average shares outstanding	120,300,654	92,368,169	1,000
Net (loss) income available to common stockholders	$(3,522)	$(5,351)	$228,383
Basic (loss) income per common share	$(0.03)	$(0.06)	$228,383
Dilutive (loss) income per common share	$(0.03)	$(0.06)	$228,383
Antidilutive securities not included in the calculation of diluted (loss) income per common share (weighted average):
Preferred shares	77,005,744	64,831,831	N/A
Vested stock options	3,171,535	N/A	N/A
Unvested stock options	1,585,767	N/A	N/A
Warrants	15,737,294	15,737,294	N/A

(1)	For periods with a net loss, all potentially dilutive shares related to the preferred shares, options to acquire common stock, and warrants were excluded from the diluted loss per common share calculations because the effect of their inclusion would be antidilutive, or would decrease the reported loss per common share.

Note 11—Stock Based Compensation

We account for share-based awards in accordance with ASC Topic 718, Compensation-Stock Compensation, which requires the fair value of stock-based compensation awards to be amortized as an expense over the vesting period. Stock-based compensation awards are valued at the fair value on the date of grant. Compensation expense for awards with performance based conditions is recognized over the vesting period once achievement of the performance condition is deemed probable. The fair value of awards with performance based conditions that are subject to adjustment at the discretion of the Compensation Committee are remeasured at each reporting date until such time as the performance based condition has been resolved.

During the three months ended March 31, 2013, the Company granted 585,292 shares of restricted stock and 2,404,412 shares of performance based restricted stock.

Each of the performance based restricted stock awards vests as follows: One-third of the shares of performance based restricted stock will vest on each of the first, second and third anniversaries of the grant date, subject to the Company’s achievement of a pre-established return on equity target as of the end of the 2013 fiscal year and each officer’s continued service through each vesting date, with such adjustments as may be approved by the Compensation Committee. As of March 31, 2013, the current performance condition is not considered probable, thus no compensation expense has been recognized for these awards to date.

Each of the restricted stock awards vests as follows: 50% of the shares of restricted stock will vest on each of the first and second anniversaries of the grant date. In addition, the Company granted 338,234 shares of restricted stock to its non-employee directors, which have a one year vesting schedule, with 25% vesting each quarter.

Stock based compensation expense during the three months ended March 31, 2013 was $0.3 million.

Note 12—Commitments and Contingencies

The Company’s commitments and contingent liabilities include the usual obligations incurred by real estate developers in the normal course of business. In the opinion of management, these matters will not have a material effect on the Company’s condensed consolidated financial position, results of operations or cash flows.

The Company is a defendant in various lawsuits related to its normal business activities. We believe that the accruals we have recorded for probable and reasonably estimable losses with respect to these proceedings are adequate and that, as of March 31, 2013, it was not reasonably possible that an additional material loss had been incurred in an amount in excess of the estimated amounts already recognized on our condensed consolidated financial statements. We evaluate our accruals for litigation and regulatory proceedings at least quarterly and, as appropriate, adjust them to reflect (i) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments; (ii) the advice and analyses of counsel; and (iii) the assumptions and judgment of management. Similar factors and considerations are used in establishing new accruals for proceedings as to which losses have become probable and reasonably estimable at the time an evaluation is made. Based on our experience, we believe that the amounts that may be claimed or alleged against us in these proceedings are not a meaningful indicator of our potential liability. The outcome of any of these proceedings, including the defense and other litigation-related costs and expenses we may incur, however, is inherently uncertain and could differ significantly from the estimate reflected in a related accrual, if made. Therefore, it is possible that the ultimate outcome of any proceeding, if in excess of a related accrual or if no accrual had been made, could be material to our condensed consolidated financial statements.

We have non-cancelable operating leases primarily associated with our office facilities. Rent expense under cancelable and non-cancelable operating leases totaled $0.4 million, $0.4 million, and $0.7 million, in the three months ended March 31, 2013, the period from February 25, 2012 through March 31, 2012, and the period from January 1, 2012 through February 24, 2012, respectively, and is included in general and administrative expense in our consolidated statements of operations for the respective periods. The table below shows the future minimum payments under non-cancelable operating leases at March 31, 2013 (in thousands).

Year Ended December 31
2013	$1,338
2014	1,259
2015	618
2016	556
2017	580
Thereafter	2,654

Total	$7,005

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

As of March 31, 2013 and December 31, 2012, the Company had $0.9 million and $0.9 million, respectively, in deposits as collateral for outstanding irrevocable standby letters of credit to guarantee the Company’s financial obligations under certain contractual arrangements in the normal course of business. The standby letters of credit were secured by cash as reflected as restricted cash on the accompanying consolidated balance sheet. The beneficiary may draw upon these letters of credit in the event of a contractual default by the Company relating to each respective obligation. These letters of credit generally have a stated term of 12 months and have varying maturities throughout 2013, at which time the Company may be required to renew to coincide with the term of the respective arrangement.

The Company also had outstanding performance and surety bonds of $62.9 million at March 31, 2013, related principally to its obligations for site improvements at various projects. The Company does not believe that draws upon these bonds, if any, will have a material effect on the Company’s financial position, results of operations or cash flows. As of March 31, 2013, the Company had $68.2 million, of project commitments relating to the construction of projects.

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

In addition to the land bank agreements discussed below, the Company has entered into various purchase option agreements with third parties to acquire land. As of March 31, 2013, the Company has made non-refundable deposits of $6.3 million. The Company is under no obligation to purchase the land, but would forfeit remaining deposits if the land were not purchased. The total purchase price under the option agreements is $139.7 million as of March 31, 2013.

Land Banking Arrangements

The Company enters into purchase agreements with various land sellers. As a method of acquiring land in staged takedowns, thereby minimizing the use of funds from the Company’s available cash or other corporate financing sources and limiting the Company’s risk, the Company transfers the Company’s right in such purchase agreements to entities owned by third parties (“land banking arrangements”). These entities use equity contributions and/or incur debt to finance the acquisition and development of the land. The entities grant the Company an option to acquire lots in staged takedowns. In consideration for this option, the Company makes a non-refundable deposit of 15% to 25% of the total purchase price. The Company is under no obligation to purchase the balance of the lots, but would forfeit existing deposits and could be subject to penalties if the lots were not purchased. The Company does not have legal title to these entities or their assets and has not guaranteed their liabilities. These land banking arrangements help the Company manage the financial and market risk associated with land holdings. ASC 810 requires the consolidation of the assets, liabilities and operations of the Company’s land banking arrangements that are VIEs, of which none existed at March 31, 2013 and December 31, 2012.

The Company participates in one land banking arrangement, which is not a VIE in accordance with ASC 810, but which is consolidated in accordance with FASB ASC Topic 470, Debt (“ASC 470”). Under the provisions of ASC 470, the Company has determined it is economically compelled, based on certain factors, to purchase the land in the land banking arrangement. The Company has recorded the remaining purchase price of the land of $39.0 million, which is included in real estate inventories not owned and liabilities from inventories not owned in the accompanying consolidated balance sheet as of March 31, 2013 and December 31, 2012, and represents the remaining net cash to be paid on the remaining land takedowns.

Summary information with respect to the Company’s land banking arrangements is as follows as of the periods presented (dollars in thousands):

	Successor
	March 31, 2013	December 31, 2012
Total number of land banking projects	1	1

Total number of lots	610	610

Total purchase price	$161,465	$161,465

Balance of lots still under option and not purchased:
Number of lots	199	199

Purchase price	$39,029	$39,029

Forfeited deposits if lots are not purchased	$27,734	$27,734

Note 13—Subsequent Events

No events have occurred subsequent to March 31, 2013, other than that listed below, that have required recognition or disclosure in the Company’s financial statements.

On April 9, 2013, the Company filed a Form S-1 Registration Statement in connection with a contemplated initial public offering of shares of its Class A Common Stock by the Company and a selling stockholder. The S-1 Registration Statement also describes, among other things, a proposed recapitalization of the Company’s capital stock.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

WILLIAM LYON HOMES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The Company is one of the largest Western U.S. regional homebuilders. Headquartered in Newport Beach, California, the Company is primarily engaged in the design, construction, marketing and sale of single-family detached and attached homes in California, Arizona, Nevada and Colorado. The Company’s core markets include Orange County, Los Angeles, San Diego, the San Francisco Bay Area, Phoenix, Las Vegas and Denver. The Company has a distinguished legacy of more than 55 years of homebuilding operations, over which time it has sold in excess of 75,000 homes. For the three months ended March 31, 2013, or the 2013 Period, the Company had revenues from homes sales of $76.4 million, a 140% increase from $31.8 million for the three months ended March 31, 2012, which includes the “Predecessor” entity from January 1, 2012 through February 24, 2012, and the “Successor” entity from February 25, 2012 through March 31, 2012, or the 2012 Period, on a consolidated basis, which includes results from all five reportable operating segments. The Company had net new home orders of 361 homes in the 2013 period, a 12% increase from 321 in the 2012 period, and the average sales price for homes closed increased 15% to $285,200 in the 2013 period from $248,400 in the 2012 period.

Chapter 11 Reorganization

On December 19, 2011, William Lyon Homes, or Parent, and certain of its direct and indirect wholly-owned subsidiaries filed voluntary petitions, or the Chapter 11 Petitions, in the U.S. Bankruptcy Court for the District of Delaware, or the Bankruptcy Court, to seek approval of the Prepackaged Joint Plan of Reorganization, or the Plan, of Parent and certain of its subsidiaries. Prior to filing the Chapter 11 Petitions, Parent’s wholly-owned subsidiary, William Lyon Homes, Inc., or California Lyon, was in default under its prepetition loan agreement with ColFin WLH Funding, LLC and certain other lenders, or the Prepetition Term Loan Agreement, due to its failure to comply with certain financial covenants in the Prepetition Term Loan Agreement. In addition, the Company became increasingly uncertain of its ability to repay or refinance its then outstanding 7 5/8% Senior Notes when they matured on December 15, 2012. Beginning in April 2010, California Lyon entered into a series of amendments and temporary waivers with the lenders under the Prepetition Term Loan Agreement related to these defaults, which prevented acceleration of the indebtedness outstanding under the Prepetition Term Loan Agreement and enabled the Company to negotiate a financial reorganization to be implemented through the bankruptcy process with its key constituents prior to the Chapter 11 Petitions. The Chapter 11 Petitions were jointly administered under the caption In re William Lyon Homes, et al., Case No. 11-14019, or the Chapter 11 Cases. The sole purpose of the Chapter 11 Cases was to restructure the debt obligations and strengthen the balance sheet of the Parent and certain of its subsidiaries. On February 10, 2012, the Bankruptcy Court confirmed the Plan. On February 25, 2012, Parent and its subsidiaries consummated the principal transactions contemplated by the Plan.

Basis of Presentation

The accompanying condensed consolidated financial statements included herein have been prepared under U.S. Generally Accepted Accounting Principles, or U.S. GAAP, and the rules and regulations of the Securities and Exchange Commission, or the SEC, and are presented on a going concern basis, which assumes the Company will be able to operate in the ordinary course of its business and realize its assets and discharge its liabilities for the foreseeable future.

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

The Predecessor condensed consolidated financial statements included in the condensed consolidated financial statements provide for the outcome of the Plan, in particular:

•	pre-petition liabilities, the amounts that will ultimately be allowed for claims or contingencies, or the status and priority thereof;

•	the reorganization items upon confirmation of the reorganization;

•	the fair value of all asset, liability and equity accounts and the effect of any changes that may be made in the capitalization.

In preparing the condensed consolidated financial statements for the Predecessor, we applied ASC Topic 852 Reorganization, or ASC 852, which requires that the financial statements for periods subsequent to the reorganization filing distinguish transactions and events that were directly associated with the reorganization from the ongoing operations of the business. Accordingly, professional fees associated with the Plan, interest income earned during the reorganization process and certain gains and losses resulting from reorganization of our business have been reported separately as reorganization items. In addition, interest expense has been reported only to the extent that it was paid or expected to be paid during the reorganization process or that it is probable that it will be an allowed priority, secured, or unsecured claim under the Plan.

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

Results of Operations

The U.S. housing market continues to improve from the cyclical low points reached during the 2008—2009 national recession. In 2011, early signs of a recovery began to materialize in many markets around the country as a result of an improving macroeconomic backdrop and excellent housing affordability. Historically, strong housing markets have been associated with great affordability, a healthy domestic economy, positive demographic trends such as population growth and household formation, falling mortgage rates, increases in renters that qualify as homebuyers and locally based dynamics such as housing demand relative to housing supply. Many markets across the U.S. are exhibiting most of these positive characteristics.

In the three months ended March 31, 2013, the Company delivered 268 homes, with an average selling price of approximately $285,200, and recognized home sales revenues and total revenues of $76.4 million and $80.9 million, respectively. The Company has experienced significant operating momentum since the beginning of 2012, during which time a variety of key housing, employment and other related economic statistics in our markets have increasingly demonstrated signs of recovery. This rebound in market conditions, when combined with the Company’s disciplined operating strategy, has resulted in five consecutive quarters of period over period growth in net new home orders, home closings and unit backlog. The improving market conditions and increase in pricing is reflected in our average sales price of homes in backlog of $343,000 at March 31, 2013 which is 20% higher than the average sales price of homes closed for the three months ended March 31, 2013 of $285,200.

As of March 31, 2013 the Company is selling homes in 22 communities and had a consolidated backlog of 498 sold but unclosed homes, with an associated sales value of $170.8 million, representing a 50% and 115% increase in units and dollars, respectively, as compared to the backlog at March 31, 2012. The Company believes that the attractive fundamentals in its markets, its leading market share positions, its long-standing relationships with land developers, its significant land supply and its focus on providing the best possible customer experience, positions the Company to capitalize on meaningful growth as the U.S. housing market continues to rebound.

The Company benefits from a sizeable and well-located lot supply. As of March 31, 2013, the Company and its consolidated joint ventures owned 10,682 lots, all of which are entitled, and had options to purchase an additional 2,529 lots. The Company’s lot supply reflects its balanced approach to land investment. The Company has a diverse mix of finished lots available for near-term homebuilding operations and longer-term strategic land positions to support future growth. The Company believes that its current inventory of owned and controlled lots is sufficient to supply the vast majority of its projected future home closings for the next three years and a portion of future home closings for a multi-year period thereafter. The Company’s meaningful supply of owned lots allows it to be selective in identifying new land acquisition opportunities, with a primary focus on optioning and acquiring land to drive closings, revenues and earnings growth in 2015 and beyond, and largely insulates it from the heavy competition for near-term finished lots.

The Company also benefits from an attractive book value basis in its inventory, which was adjusted to fair value in February 2012 in conjunction with the restructuring and in accordance with fresh start accounting requirements. To facilitate the adoption of fresh start accounting, the Company engaged a third-party valuation firm to assist in a comprehensive assessment of the Company’s enterprise value and the allocation of value to its assets and liabilities. In the assessment, the Company generally utilized assumptions for future home sales paces and prices based upon then-prevailing market conditions in late 2011, which represented conditions near the trough of the recent U.S. housing downturn. Homebuilding gross margin percentage and adjusted homebuilding gross margin percentage increased to 17.1% and 23.2%, respectively, for the three months ended March 31, 2013, as compared to 13.0% and 20.8%, respectively, for the three months ended March 31, 2012. The increase in gross margins is primarily related to an increase in net sales prices during the period and an increase in absorption, which decreases certain project related costs. The increase in gross margins is also attributed to the impact of fresh start accounting which resulted in a net decrease to the cost basis of our properties, which subsequently increased gross margins.

The Company acquired Village Homes of Denver, Colorado on December 7, 2012 which marked the Company’s entry into the Colorado market and the beginning of the Colorado segment. There were no operations in our Colorado division for the period from January 1, 2012 through February 24, 2012, and the period from February 25, 2012 through March 31, 2012, therefore year over year comparisons are not meaningful (“N/M”) as indicated in the comparative tables below.

Comparisons of the Three Months Ended March 31, 2013 to March 31, 2012

Revenues from homes sales increased 140% to $76.4 million during the three months ended March 31, 2013 compared to $31.8 million during the three months ended March 31, 2012. The increase is primarily due to an increase of 109% in homes closed to 268 homes during the 2013 period compared to 128 homes during the 2012 period, along with an increase in the average sales price of homes closed to $285,200 in the 2013 period compared to $248,400 in the 2012 period. The number of net new home orders for the three months ended March 31, 2013 increased 12% to 361 homes from 321 homes for the three months ended March 31, 2012.

The average number of sales locations of the Company increased to 23 locations for the three months ended March 31, 2013 compared to 20 for the three months ended March 31, 2012 due to the addition of the Colorado division which added five new communities, and the addition of four communities in Arizona, offset by the close out of communities in California.

In relation to the adoption of fresh start accounting in conjunction with the confirmation of the Plan, the results of operations for 2012 separately present the period from January 1, 2012 through February 24, 2012 as Predecessor and the period from February 25, 2012 through March 31, 2012 as Successor. As such, the application of fresh start accounting is reflected in the period from February 25, 2012 through March 31, 2012 and not the period from January 1, 2012 through February 24, 2012. The accounts reflected in the tables below, include gross margin percentage, sales and marketing expense, and general and administrative expense, are affected by the fresh start accounting. Certain statistics including (i) net new home orders, (ii) average number of sales locations, (iii) backlog, (iv) number of homes closed, (v) homes sales revenue and (vi) average sales price of homes closed are not affected by the fresh start accounting. These items are described period over period “on a combined basis”, which combines the predecessor and successor entities for the three months ended March 31, 2012.

	Successor	Combined	Successor	Predecessor	Increase (Decrease)
	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	Period from February 25 through March 31, 2012	Period from January 1 through February 24, 2012	Amount	%
Number of Net New Home
Orders
Southern California	68	83	45	38	(15)	(18%)
Northern California	53	55	32	23	(2)	(4%)
Arizona	93	123	30	93	(30)	(24%)
Nevada	98	60	39	21	38	63%
Colorado	49	—	—	—	49	N/M

Total	361	321	146	175	40	12%

Cancellation Rate	12%	9%			3%

The weekly average sales rates remained consistent at 1.2 sales per project during the 2013 period and the 2012 period. The increase in net new homes orders is driven by the addition of our Colorado division and the 63% improvement in Nevada. Total orders in Southern California and Northern California decreased due to a 50% decrease in average sales locations, however sales per location increased in Southern California from 10.4 in the 2012 period to 17.0 in the 2013 period and increased in Northern California from 13.8 in the 2012 period to 26.5 in the 2013 period. In Arizona, sales per location in the 2012 period were exceptionally high at 61.5, and have returned to a more normalized rate in the 2013 period. In addition, we have opened new communities in well located areas with strong homebuyer demand. The increase in net new home orders positively impacts the number of homes in backlog, which are homes that will close in future periods. As new home orders and backlog increase, it has a positive impact on revenues and cash flow in future periods.

Cancellation rates during the 2013 period increased to 12% from 9% during the 2012 period, which is common in an increasing market, but have improved from 14% for the year ended December 31, 2012.

	Successor
	Three Months Ended March 31,		Increase (Decrease)
	2013	2012	Amount	%
Average Number of Sales
Locations
Southern California	4	8	(4)	(50%)
Northern California	2	4	(2)	(50%)
Arizona	6	2	4	200%
Nevada	6	6	—	0%
Colorado	5	—	5	N/M

Total	23	20	3	15%

The average number of sales locations for the Company increased to 23 locations for the three months ended March 31, 2013 compared to 20 for the three months ended March 31, 2012. Southern California and Northern California decreased by four and two sales locations, respectively, in the 2013 period compared to the 2012 period, while Arizona increased by four sales locations and Nevada remained consistent in the 2013 period compared to the 2012 period. For the three months ended March 31, 2013, the Colorado division had five sales locations, with no comparable amount in the 2012 period.

	Successor
	March 31,		Increase (Decrease)
	2013	2012	Amount	%
Backlog (units)
Southern California	78	82	(4)	(5%)
Northern California	50	56	(6)	(11%)
Arizona	165	146	19	13%
Nevada	123	48	75	156%
Colorado	82	—	82	N/M

Total	498	332	166	50%

The Company’s backlog at March 31, 2013 increased 50% from 332 units at March 31, 2012 to 498 units at March 31, 2013. The increase is primarily attributable to an increase in net new home orders during the period driven by the Nevada division, which had a 63% increase in net new home orders, which contributed to a 156% increase in backlog, as well as the addition of our Colorado division. The increase in backlog at March 31, 2013 reflects an increase in the number of homes closed to 268 during the three months ended March 31, 2013 from 128 during the three months ended March 31, 2012, and a 12% increase in total net new order activity to 361 homes during the three months ended March 31, 2013 from 321 homes during the three months ended March 31, 2012. All divisions continue their strong performance due to increased homebuyer confidence and demand.

	Successor
	March 31,		Increase (Decrease)
	2013	2012	Amount	%
Backlog (dollars)
Southern California	$46,513	$34,025	$12,488	37%
Northern California	17,561	17,231	330	2%
Arizona	40,889	20,369	20,520	101%
Nevada	33,832	7,783	26,049	335%
Colorado	32,003	—	32,003	N/M

Total	$170,798	$79,408	$91,390	115%

The dollar amount of backlog of homes sold but not closed as of March 31, 2013 was $170.8 million, up 115% from $79.4 million as of March 31, 2012. The increase during this period reflects a 50% increase in the number of homes in backlog to 498 homes as of March 31, 2013 compared to 332 homes as of March 31, 2012. The increase in the dollar amount of backlog reflects an increase in average sales prices for new home orders, as well as the addition of our Colorado division. The Company experienced an increase of 43% in the average sales price of homes in backlog to $343,000 as of March 31, 2013 compared to $239,200 as of March 31, 2012. The increase is driven by a higher price point of our actively selling projects in Arizona in three new communities that opened in the second quarter of 2012, and one new community in Southern California that opened in the first quarter of 2013, as well as an average sales price of homes in backlog in Colorado of $390,300 with no comparable amount in the three months ended March 31, 2012. The increase in the dollar amount of backlog of homes sold but not closed as described above generally results in an increase in operating revenues in the subsequent period as compared to the previous period.

In Southern California, the dollar amount of backlog increased 37% to $46.5 million as of March 31, 2013 from $34.0 million as of March 31, 2012, which is attributable to a 44% increase in the average sales price of homes in backlog to $596,300 as of March 31, 2013 compared to $484,400 as of March 31, 2012, offset by a 5% decrease in the number of homes in backlog in Southern California to 78 homes as of March 31, 2013 compared to 82 homes as of March 31, 2012, and a 18% decrease in net new home orders to 68 for the three months ended March 31, 2013 compared to 83 homes for the three months ended March 31, 2012. In Southern California, the cancellation rate decreased to 6% for the three months ended March 31, 2013 from 9% for the three months ended March 31, 2012.

In Northern California, the dollar amount of backlog increased 2% to $17.6 million as of March 31, 2013 from $17.2 million as of March 31, 2012, which is attributable to a 14% increase in the average sales price of homes in backlog to $351,200 as of March 31, 2013 compared to $307,700 as of March 31, 2012, offset by an 11% decrease in the number of units in backlog to 50 as of March 31, 2013 from 56 as of March 31, 2012, along with a 4% decrease in net new home orders in Northern California to 53 homes for the three months ended March 31, 2013 compared to 55 homes for the three months ended March 31, 2012. In Northern California, the cancellation rate decreased to 13% for the three months ended March 31, 2013 from 21% for the three months ended March 31, 2012.

In Arizona, the dollar amount of backlog increased 101% to $40.9 million as of March 31, 2013 from $20.4 million as of March 31, 2012, which is attributable to a 13% increase in the number of units in backlog to 165 as of March 31, 2013 from 146 as of March 31, 2012, and a 78% increase in the average sales price of homes in backlog to $247,800 as of March 31, 2013 compared to $139,500 as of March 31, 2012, offset by a 24% decrease in net new home orders in Arizona to 93 homes during the three months ended March 31, 2013 compared to 123 homes during the three months ended March 31, 2012. In Arizona, the cancellation rate increased to 15% for the three months ended March 31, 2013 from 2% for the three months ended March 31, 2012.

In Nevada, the dollar amount of backlog increased 335% to $33.8 million as of March 31, 2013 from $7.8 million as of March 31, 2012, which is attributable to a 156% increase in the number of units in backlog to 123 as of March 31, 2013 from 48 as of March 31, 2012, along with a 63% increase in net new home orders in Nevada to 98 homes during the three months ended March 31, 2013 compared to 60 homes during the three months ended March 31, 2012, and a 70% increase in the average sales price of homes in backlog to $275,100 as of March 31, 2013 compared to $162,100 as of March 31, 2012. In Nevada, the cancellation rate increased to 13% for the three months ended March 31, 2013 from 8% for the three months ended March 31, 2012.

In Colorado, the dollar amount of backlog was $32.0 million as of March 31, 2013, with no comparable amount as of March 31, 2012.

	Successor	Combined	Successor	Predecessor	Increase (Decrease)
	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	Period from February 25 through March 31, 2012	Period from January 1 through February 24, 2012	Amount	%
Number of Homes Closed
Southern California	22	23	10	13	(1)	(4%)
Northern California	31	24	9	15	7	29%
Arizona	100	52	25	27	48	92%
Nevada	66	29	17	12	37	128%
Colorado	49	—	—	—	49	N/M

Total	268	128	61	67	140	109%

During the three months ended March 31, 2013, the number of homes closed increased 109% to 268 in the 2013 period from 128 in the 2012 period. The increase in home closings is primarily attributable to an increase in beginning backlog for the period of 192% to 406 units at December 31, 2012 compared to 139 units at December 31, 2011. There was a 29% increase in Northern California to 31 homes closed in the 2013 period compared to 52 homes closed in the 2012 period, a 92% increase in homes closed in Arizona to 100 in the 2013 period from 29 in the 2012 period, and a 128% increase in homes closed in Nevada to 66 in the 2013 period compared to 29 in the 2012 period, offset by a 4% decrease in Southern California to 22 homes closed in the 2013 period compared to 23 homes closed in the 2012 period. Colorado had 49 home closings during the 2013 period, with no comparable activity in the 2012 period.

	Successor	Combined	Successor	Predecessor	Increase (Decrease)
	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	Period from February 25 through March 31, 2012	Period from January 1 through February 24, 2012	Amount	%
		(dollars in thousands)
Home Sales Revenue
Southern California	$10,146	$11,141	$5,501	$5,640	$(995)	(9%)
Northern California	10,019	6,785	2,535	4,250	3,234	48%
Arizona	21,629	8,104	3,788	4,316	13,525	167%
Nevada	14,761	5,766	3,285	2,481	8,995	156%
Colorado	19,879	—	—	—	19,879	N/M

Total	$76,434	$31,796	$15,109	$16,687	$44,638	140%

The increase in homebuilding revenue of 140% to $76.4 million for the 2013 period from $31.8 million for the 2012 period is primarily attributable to a 109% increase in the number of homes closed to 268 during the 2013 period from 128 in the 2012 period, along with a 15% increase in the average sales price of homes closed to $285,200 during the 2013 period from $248,400 during the 2012 period, as well as the addition of our Colorado division. The increase in average home sale price resulted in a $9.9 million increase in revenue, as well as a $34.8 million increase in revenue attributable to a 109% increase in the number of homes closed.

	Successor	Combined	Successor	Predecessor	Increase (Decrease)
	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	Period from February 25 through March 31, 2012	Period from January 1 through February 24, 2012	Amount	%
Average Sales Price of Homes Closed
Southern California	$461,200	$484,400	$550,100	$433,800	$(23,200)	(5%)
Northern California	323,200	282,700	281,700	283,300	40,500	14%
Arizona	216,300	155,800	151,500	159,900	60,500	39%
Nevada	223,700	198,800	193,200	206,800	24,900	13%
Colorado	405,700	—	—	—	405,700	N/M

Total	$285,200	$248,400	$247,700	$249,100	$36,800	15%

The average sales price of homes closed for the 2013 period increased primarily due to increasing price points of our actively selling projects to projects available to first time buyers or first time “move up” buyers. In the Southern California segment, the overall average sales price decrease is primarily due to a change in product mix, in which the number of homes closed with a sale price in excess of $500,000 was 8 in the 2013 period and 13 in the 2012 period. The increase in average sales prices for the period was due to new projects that were released during the latter half of 2012 with an average sales price of $324,800 which is above the prior period overall average of $248,400. On a same store basis, which represents projects that were open during the comparable periods, average sales prices increased 8% from $299,200 in the first quarter of 2012 to $323,600 in the first quarter of 2013.

	Successor		Predecessor
	Three Months Ended March 31, 2013	Period from February 25 through March 31, 2012	Period from January 1 through February 24, 2012
Homebuilding Gross Margin Percentage
Southern California	21.8%	12.3%	11.8%
Northern California	20.5%	23.4%	14.6%
Arizona	15.0%	10.6%	11.6%
Nevada	20.9%	11.5%	12.0%
Colorado	12.6%	—	—

Total	17.1%	13.5%	12.5%

Adjusted Homebuilding Gross Margin Percentage	23.2%	21.0%	20.7%

Gross margins were positively impacted in the Successor period by its lower book value basis in its inventory, which was adjusted to fair value in February 2012 in conjunction with the restructuring and in accordance with fresh start accounting requirements. In assessing the inventory value, the Company generally utilized assumptions for future home sales paces and prices based upon then-prevailing market conditions in late 2011, which represented conditions near the trough of the recent U.S. housing downturn.

For homebuilding gross margins, the comparison of the Successor entity for the three months ended March 31, 2013 and the Successor entity from February 25, 2012 through March 31, 2012 are as follows:

•

In Southern California, homebuilding gross margins increased 9.5% to 21.8% during the 2013 period compared to 12.3% during the 2012 period. The increase was due to a decrease in the average cost per home closed of 25% from $482,600 in the 2012 period to $360,500 in the 2013 period, offset by a 16% decrease in the average sales price of homes closed from $550,100 in the 2012 period to $461,200 in the 2013 period. On a same store basis, average sales prices increased 4.0% to $468,300 in the 2013 period compared to $450,100 in the 2012 period.

•

In Northern California, homebuilding gross margins decreased 2.9% to 20.5% in the 2013 period from 23.4% in the 2012 period. The decrease was due to an increase in the average cost per home closed of 19% from $215,900 in the 2012 period to $256,800 in the 2013 period, offset by a 15% increase in the average sales price of homes closed from $281,700 in the 2012 period to $323,200 in the 2013 period. On a same store basis, average sales prices increased 25.8% to $254,800 in the 2013 period compared to $202,500 in the 2012 period driven by an increase in one community.

•

In Arizona, homebuilding gross margins increased 4.4% to 15.0% in the 2013 period from 10.6% in the 2012 period. The increase was due to a 43% increase in the average sales price of homes closed of $216,300 in the 2013 period from $151,500 in the 2012 period, offset by an increase in the average cost per home closed of 36% from $135,600 in the 2012 period to $183,800 in the 2013 period. Average sales prices increased 42.8% to $216,300 in the 2013 period compared to $151,500 in the 2012 period.

•

In Nevada, homebuilding gross margins increased 9.4% to 20.9% in the 2013 period from 11.5% in the 2012 period. The increase was due to a 16% increase in the average sales price of homes closed of $223,700 in the 2013 period from $193,200 in the 2012 period, slightly offset by an increase in the average cost per home closed of 3% from $171,100 in the 2012 period to $177,000 in the 2013 period. On a same store basis, average sales prices increased 9.1% to $232,800 in the 2013 period compared to $213,400 in the 2012 period.

•	In Colorado, homebuilding gross margins were 12.6% during the 2013 period, with no comparable amount in the 2012 period.

For homebuilding gross margins, the comparison of the Successor entity for the three months ended March 31, 2013 and the Predecessor entity from January 1, 2012 through February 24, 2012 are as follows:

•

In Southern California, homebuilding gross margins increased 10% in the 2013 period to 21.8% from 11.8% in the 2012 period. Margins were slightly impacted by fresh start accounting on the real estate values, which decreased the cost basis on some properties in the division and increased the cost basis on others, and subsequently decreased gross margins by 1.4% in the 2013 period. On a same store basis, average sales prices increased 13.3% to $431,600 in the 2013 period compared to $381,100 in the 2012 period. In addition, the Company has experienced increases in sales prices and decreases in incentives during 2013.

•

In Northern California, homebuilding gross margins increased 5.9% in the 2013 period to 20.5% from 14.6% in the 2012 period. Margins were slightly impacted by fresh start accounting on the real estate values, which decreased the cost basis on some properties in the division and increased the cost basis on others, and subsequently decreased gross margins by 1.4% in the 2013 period. On a same store basis, average sales prices increased 18.2% to $254,800 in the 2013 period compared to $215,600 in the 2012 period. In addition, the Company has experienced increases in sales prices and decreases in incentives during 2013.

•

In Arizona, homebuilding gross margins increased 3.4% in the 2013 period to 15.0% from 11.6% in the 2012 period. Margins were slightly impacted by fresh start accounting on the real estate values, which decreased the cost basis on some properties in the division and increased the cost basis on others, and subsequently decreased gross margins by 0.5% in the 2013 period. Average sales prices increased 35.4% to $216,300 in the 2013 period compared to $159,800 in the 2012 period. In addition, the Company has experienced increases in sales prices and decreases in incentives during 2013.

•

In Nevada, homebuilding gross margins increased 8.9% in the 2013 period to 20.9% from 12.0% in the 2012 period. Margins were slightly impacted by fresh start accounting on the real estate values, which decreased the cost basis on some properties in the division and increased the cost basis on others, and subsequently increased gross margins by 1.0% in the 2013 period. On a same store basis, average sales prices increased 8.4% to $232,800 in the 2013 period compared to $214,800 in the 2012 period. In addition, the Company has experienced increases in sales prices and decreases in incentives during 2013.

•	In Colorado, homebuilding gross margins were 12.6% during the 2013 period, with no comparable amount in the 2012 period.

For the comparison of the Successor entity for the three months ended March 31, 2013 and the Successor entity from February 25, 2012 through March 31, 2012, adjusted homebuilding gross margin percentage, which excludes previously capitalized interest included in cost of sales, was 23.2% for the 2013 period compared to 21.0% for the 2012 period. The increase was primarily a result of the changes discussed for homebuilding gross margins described previously.

For the comparison of the Successor entity for the three months ended March 31, 2013 and the Predecessor entity from January 1, 2012 through February 24, 2012, adjusted homebuilding gross margin percentage was 23.2% for the 2013 period compared to 20.7% for the 2012 period.

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

	Successor		Predecessor
	Three Months Ended March 31, 2013	Period from February 25 through March 31, 2012	Period from January 1 through February 24, 2012
	(dollars in thousands)
Home sales revenue	$76,434	$15,109	$16,687
Cost of home sales	63,328	13,063	14,598

Homebuilding gross margin	13,106	2,046	2,089
Add: Interest in cost of sales	4,632	1,127	1,360

Adjusted homebuilding gross margin	$17,738	$3,173	$3,449

Adjusted homebuilding gross margin percentage	23.2%	21.0%	20.7%

Construction Services Revenue

Construction services revenue, which was all recorded in Southern California and Northern California, was $4.4 million for the three months ended March 31, 2013, $3.2 million for the period from February 25, 2012 through March 31, 2012, and $8.9 million for the period from January 1, 2012 through February 24, 2012. The decrease is primarily due to a decrease in the number of construction services projects in the 2013 period, compared to the 2012 period. See Note 1 of “Notes to Condensed Consolidated Financial Statements” for further discussion.

Sales and Marketing Expense

	Successor		Predecessor
	Three Months Ended March 31, 2013	Period from February 25 through March 31, 2012	Period from January 1 through February 24, 2012
	(in thousands)
Sales and Marketing Expense
Homebuilding
Southern California	$1,096	$449	$942
Northern California	662	215	463
Arizona	1,000	210	260
Nevada	825	219	279
Colorado	1,085	—	—

Total	$4,668	$1,093	$1,944

For the comparison of the Successor entity for the three months ended March 31, 2013 to the Successor entity from February 25, 2012 through March 31, 2012, sales and marketing expense as a percentage of homebuilding revenue decreased to 6.1% in the 2013 period compared to 7.2% in the 2012 period, reflecting the impact of higher housing revenues in the current period. This is primarily attributable to a decrease in commission expense as a percentage of home sales revenue to 3.6% in the 2013 period from 4.1% in the 2012 period due to an increase in average sales prices.

For the comparison of the Successor entity for the three months ended March 31, 2013 to the Predecessor entity from January 1, 2012 through February 24, 2012, sales and marketing expense as a percentage of revenue decreased to 6.1% in the 2013 period compared to 11.6 % in the 2012 period. This is primarily attributable to the cost of operating the sales models and base sales person compensation incurred on a monthly basis relative to the respective revenue in each period.

General and Administrative Expense

	Successor		Predecessor
	Three Months Ended March 31, 2013	Period from February 25 through March 31, 2012	Period from January 1 through February 24, 2012
	(in thousands)
General and Administrative
Expense
Homebuilding
Southern California	$1,402	$470	$707
Northern California	394	191	222
Arizona	692	223	318
Nevada	696	248	357
Colorado	618	—	—
Corporate	4,722	1,081	1,698

Total	$8,524	$2,213	$3,302

For the comparison of the Successor entity for the three months ended March 31, 2013 to the Successor entity from February 25, 2012 through March 31, 2012, general and administrative expense as a percentage of homebuilding revenues, decreased to 11.2% in the 2013 period compared to 14.6% in the 2012 period, reflecting the impact of higher housing revenues in the current period, partially offset by an increase in salaries and benefits in the 2013 period.

For the comparison of the Successor entity for the three months ended March 31, 2013 to the Predecessor entity from January 1, 2012 through February 24, 2012, general and administrative expense as a percentage of homebuilding revenues decreased to 11.2% in the 2013 period compared to 19.8% in the 2012 period. This is primarily attributable to the fixed costs of salaries and benefits incurred on a monthly basis relative to the respective revenue in each period.

Other Items

Combined other operating costs remained relatively consistent at $0.5 million in the 2013 period compared to $0.8 million in the 2012 period.

Interest activity for the three months ended March 31, 2013, the period from February 25, 2012 through March 31, 2012, and the period from January 1, 2012 through February 24, 2012, are as follows (in thousands):

	Successor		Predecessor
	Three Ended Months March 31, 2013	Period from February 25 through March 31, 2012	Period from January 1 through February 24, 2012
Interest incurred	$7,151	$4,234	$7,145
Less: Interest capitalized	5,867	2,520	4,638

Interest expense, net of amounts capitalized	$1,284	$1,714	$2,507

Cash paid for interest	$222	$1,189	$8,924

The decrease in interest incurred for the three months ended March 31, 2013, compared to the interest incurred for the period from January 1, 2012 through February 24, 2012 and the period from February 25, 2012 through March 31, 2012 reflects the decrease in interest rates, as well as a decrease in the Company’s overall debt.

Reorganization Items

During the three months ended March 31, 2013, the Company incurred reorganization costs of $0.5 million compared to $0.4 million during the period from February 25, 2012 through March 31, 2012 for legal and professional fees. During the period from January 1, 2012 through February 24, 2012, the Company recorded reorganization items of $233.5 million associated with or resulting from the reorganization and restructuring of the business, which primarily consists of a gain of approximately $298.8 million which resulted from cancellation of debt. The overall gain was partially offset by approximately $49.3 million in adjustments related to plan implementation and fresh start adjustments, approximately $7.8 million in professional fees, and approximately $8.3 million of debt financing cost write-off.

Preferred Stock Dividends

The preferred stock dividends were $1.0 million in the 2013 period compared to $0.3 million in the 2012 period due to the issuance of preferred stock in conjunction with the Company’s reorganization.

Net (Loss) Income Attributable to William Lyon Homes

As a result of the foregoing factors, net (loss) income attributable to William Lyon Homes for the three months ended March 31, 2013, for the period from February 25, 2012 through March 31, 2012, and the period from January 1, 2012 through February 24, 2012, was a net loss of $2.5 million, a net loss of $5.1 million, and net income of $228.4 million, respectively.

Lots Owned and Controlled

The table below summarizes the Company’s lots owned and controlled as of the periods presented:

	Successor
	March 31,		Increase (Decrease)
	2013	2012	Amount	%
Lots Owned
Southern California	1,092	690	402	58%
Northern California	265	743	(478)	(64%)
Arizona	5,982	6,142	(160)	(3%)
Nevada	2,845	2,647	198	7%
Colorado	498	—	498	N/M

Total	10,682	10,222	460	5%

Lots Controlled(1)
Southern California	96	307	(211)	(69%)
Northern California	637	—	637	100%
Arizona	1,396	—	1,396	100%
Nevada	192	—	192	100%
Colorado	208	—	208	N/M

Total	2,529	307	2,222	724%

Total Lots Owned and Controlled	13,211	10,529	2,682	25%

(1)	Lots controlled may be purchased by the Company as consolidated projects or may be purchased by newly formed joint ventures.

Total lots owned and controlled has increased 25% to 13,211 lots owned and controlled at March 31, 2013 from 10,529 lots at March 31, 2012. The increase is primarily due to certain lot acquisitions during the period and the lots acquired through the purchase of Village Homes in December 2012, offset by the closing of 1,090 homes since March 31, 2012.

Financial Condition and Liquidity

The U.S. housing market continues to improve from the cyclical low points reached during the 2008—2009 national recession. In 2011, early signs of a recovery began to materialize in many markets around the country as a result of an improving macroeconomic backdrop and excellent housing affordability. Historically, strong housing markets have been associated with great affordability, a healthy domestic economy, positive demographic trends such as population growth and household formation, falling mortgage rates, increases in renters that qualify as homebuyers and locally based dynamics such as housing demand relative to housing supply. Many markets across the U.S. are exhibiting most of these positive characteristics.

In the three months ended March 31, 2013, the Company delivered 268 homes, with an average selling price of approximately $285,200, and recognized home sales revenues and total revenues of $76.4 million and $80.9 million, respectively. The Company has experienced significant operating momentum since the beginning of 2012, during which time a variety of key housing, employment and other related economic statistics in our markets have increasingly demonstrated signs of recovery. This rebound in market conditions, when combined with the Company’s disciplined operating strategy, has resulted in five consecutive quarters of growth in net new home orders, home closings and unit backlog.

In the three months ended March 31, 2013, net new home orders increased 12% to 361 in the 2013 period from 321 in the 2012 period, while home closings increased 109% to 268 in the 2013 period from 128 in the

2012 period. On a consolidated basis, the cancellation rate increased to 12% in the 2013 period compared to 9% in the 2012 period. In addition, homebuilding gross margin percentage and adjusted homebuilding gross margin percentage increased to 17.1% and 23.2%, respectively, for the three months ended March 31, 2013, as compared to 13.0% and 20.8%, respectively, for the three months ended March 31, 2012. The increase in gross margins is primarily related to an increase in net sales prices during the period and an increase in absorption, which decreases certain project related costs. The increase in gross margins is also attributed to the impact of fresh start accounting which resulted in a net decrease to the cost basis of our properties, which subsequently increased gross margins.

As of March 31, 2013, the Company is selling homes in 22 communities and had a consolidated backlog of 498 sold but unclosed homes, with an associated sales value of $170.8 million, representing a 50% and 115% increase in units and dollars, respectively, as compared to the backlog at March 31, 2012. The Company believes that the attractive fundamentals in its markets, its leading market share positions, its long-standing relationships with land developers, its significant land supply and its focus on providing the best possible customer experience positions the Company to capitalize on meaningful growth as the U.S. housing market continues to rebound.

On February 24, 2012, the Company received proceeds from the Plan. The Company received $50.0 million in cash related to the issuance of its Convertible Preferred Stock, $10.0 million related to the issuance of its Class C Common Stock, $21.0 million in cash and $4.0 million of land option value related to the assignment of an option to purchase certain real estate, related to the issuance of its Class B Common Stock, offset by certain fees and payments related to the Plan, for a net of $67.7 million in cash. The Plan allowed the Company to restructure its debt from $563.5 million as of December 31, 2011, to $384.5 million principal outstanding as of February 24, 2012, which subsequently reduces the Company’s interest exposure.

In 2012, subsequent to February 24, 2012, the Company raised total equity of $51.5 million in cash and land from private placements. In addition, the Company refinanced its outstanding debt with 8.5% Senior Notes due in 2020 as described below, which will reduce the amount of interest incurred by $6.4 million annually. The Company provides for its ongoing cash requirements with the proceeds identified above, as well as from internally generated funds from the sales of homes and/or land sales. During the three months ended March 31, 2013, the Company had cash used in operations of $10.5 million, which included land acquisitions of $9.1 million. In addition, the Company has the option to use additional outside borrowing, form new joint ventures with partners that provide a substantial portion of the capital required for certain projects, one of which was closed in October 2012, and buy land via lot options or land banking arrangements. The Company has financed, and may in the future finance, certain projects and land acquisitions with construction loans secured by real estate inventories, seller-provided financing and land banking transactions. The Company may also draw on its revolving line of credit to fund land acquisitions, as discussed below.

8.5% Senior Notes Due 2020

On November 8, 2012, California Lyon completed its offering of 8.5% Senior Notes due 2020, (the “New Notes”), in an aggregate principal amount of $325 million. The New Notes were issued at 100% of their aggregate principal amount. The Company used the net proceeds from the sale of the New Notes, together with cash on hand, to refinance the Company’s (i) $235 million 10.25% Senior Secured Term Loan due 2015, (ii) approximately $76 million in aggregate principal amount of 12% Senior Subordinated Secured Notes due 2017, (iii) approximately $11 million in principal amount of project related debt, and (iv) to pay accrued and unpaid interest thereon.

As of March 31, 2013, the outstanding principal amount of the New Notes is $325 million, and the New Notes mature on November 15, 2020. The New Notes are senior unsecured obligations of California Lyon and are unconditionally guaranteed on a senior subordinated secured basis by Parent and by certain of Parent’s existing and future restricted subsidiaries. The New Notes and the guarantees rank senior to all of California Lyon’s and the guarantors’ existing and future unsecured senior debt and senior in right of payment to all of

California Lyon’s and the guarantors’ future subordinated debt. The New Notes and the guarantees are and will be effectively junior to any of California Lyon’s and the guarantors’ existing and future secured debt.

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

Revolving Line of Credit Loan Agreement

On March 5, 2013, California Lyon entered into a Revolving Line of Credit Loan Agreement (the “CB&T Loan Agreement”), with California Bank & Trust (“CB&T”), providing for a revolving line of credit of $30.0 million (the “CB&T Loan”). The CB&T Loan, as amended, will provide California Lyon with funds for the development of residential lots, the construction of existing and future residential home projects within the states of California, Arizona, Nevada and Colorado, the issuance of letters of credit for the payment of costs incurred or associated with those projects and other general corporate purposes. In connection with the execution of the CB&T Loan Agreement, California Lyon issued a promissory note (the “CB&T Promissory Note”), and together with the CB&T Loan Agreement and any ancillary documents and agreements executed pursuant to the CB&T Loan Agreement, (the “CB&T Loan Documents”), in favor of CB&T. California Lyon’s obligations under the CB&T Loan are secured by, among other things, a first lien on and security interest in all the real and personal property comprising each qualified project that is secured by the CB&T Loan. Borrowings under the CB&T Loan Agreement, bear interest, payable monthly, at California Lyon’s option of either (i) a fixed rate at LIBOR plus 3.00% per annum or (ii) a variable rate at the Prime Rate, as adjusted by CB&T in accordance with the CB&T Loan Agreement, plus 1.00% per annum. The floor interest rate for borrowings under the CB&T Loan Agreement range from 4.25% to 5.00%, depending on California Lyon’s total debt to tangible net worth ratio. Beginning on March 5, 2015, the maximum amount available under the CB&T Loan will be reduced by $7.5 million every 90 days until the CB&T Loan matures. The CB&T Loan will mature on March 5, 2016.

All outstanding borrowings under the CB&T Loan may, at the option of CB&T, be accelerated and become immediately due and payable in the event of a default under the CB&T Loan Documents, which includes, among other things, the following events (subject to certain cure periods, as applicable): (i) the failure by California Lyon to pay any monetary amount when due under any CB&T Loan Document; (ii) the breach of certain covenants under the CB&T Loan Documents; (iii) any representations contained in the CB&T Loan Documents being materially misleading or false when made; (iv) defaults under certain other monetary obligations; (v) bankruptcy matters; (vi) litigation or proceedings that could constitute a material adverse change on California Lyon or a qualified project or (vii) certain judgments. The CB&T Loan Documents also contain negative covenants which restrict or limit California Lyon from, among other things, the following: (a) consolidating or merging with any person unless California Lyon is the surviving entity; (b) changing its fiscal year or accounting methods; (c) changing the character of California Lyon’s business; (d) suffering any change in the legal or beneficial ownership of any capital stock in California Lyon; (e) making loans or advances; (f) granting or continuing liens; (g) incurring debt and (h) acquiring assets.

In March 2013, one of the outstanding construction loans payable and its underlying collateral was rolled into the CB&T Loan. As of March 31, 2013, there was $13.2 million outstanding under the CB&T Loan.

Construction Notes Payable

In September 2012, the Company entered into two construction notes payable agreements. The first agreement has total availability under the facility of $19.0 million, to be drawn for land development and construction on one of its wholly- owned projects. The loan matures in September 2015 and bears interest at the prime rate + 1.0%, with a rate floor of 5.0%. As of December 31, 2012, the Company had borrowed $7.8 million under this facility. In March 2013, this loan and the underlying collateral was rolled into the CB&T Loan Agreement, discussed above.

The second construction note payable agreement has total availability under the facility of $17.0 million, to be drawn for land development and construction on one of its joint venture projects. The loan matures in March 2015 and bears interest at prime rate + 1%, with a rate floor of 5.0%. As of March 31, 2013 and December 31, 2012, the Company had borrowed $7.3 million and $5.4 million, respectively, under this facility. The loan will be repaid with proceeds from home closings of the project and is secured by the underlying project.

Seller Financing

At March 31, 2013, the Company had $1.8 million of notes payable outstanding related to a land acquisition for which seller financing was provided. The note bears interest at 3% per annum, is secured by the underlying land, and matures in March 2014.

Net Debt to Total Capital

The Company’s ratio of net debt to total capital was 66.6% and 65.0% as of March 31, 2013 and December 31, 2012, respectively. The ratio of net debt to total capital is a non-GAAP financial measure, which is calculated by dividing notes payable and Senior Notes, net of cash and cash equivalents and restricted cash, by total capital (notes payable and Senior Notes, net of cash and cash equivalents and restricted cash, plus redeemable convertible preferred stock and total equity (deficit)). The Company believes this calculation is a relevant and useful financial measure to investors in understanding the leverage employed in its operations, and may be helpful in comparing the Company with other companies in the homebuilding industry to the extent they provide similar information. See table set forth below reconciling this non-GAAP measure to the ratio of debt to total capital.

	Successor
	March 31,	December 31,
	2013	2012
	(dollars in thousands)
Notes payable and Senior Notes	$347,269	$338,248
Redeemable convertible preferred stock	71,571	$71,246
Total equity (deficit)	69,095	72,119

Total capital	$487,935	$481,613
Ratio of debt to total capital	71.2%	70.2%
Notes payable and Senior Notes	$347,269	$338,248
Less: Cash and cash equivalents and restricted cash	(67,257)	(71,928)

Net debt	280,012	266,320
Redeemable convertible preferred stock	71,571	71,246
Total equity (deficit)	69,095	72,119

Total capital	$420,678	$409,685
Ratio of net debt to total capital	66.6%	65.0%

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

The Company participates in one land banking arrangement that is not a variable interest entity in accordance with FASB ASC Topic 810, Consolidation (“ASC 810”), but is consolidated in accordance with FASB ASC Topic 470, Debt (“ASC 470”). Under the provisions of ASC 470, the Company has determined it is economically compelled, based on certain factors, to purchase the land in the land banking arrangement. Therefore, the Company has recorded the remaining purchase price of the land of $39.0 million as of March 31, 2013 and December 31, 2012, which is included in real estate inventories not owned and liabilities from inventories not owned in the accompanying balance sheet.

Summary information with respect to the Company’s land banking arrangements is as follows as of the periods presented (dollars in thousands):

	Successor
	March 31, 2013	December 31, 2012
Total number of land banking projects	1	1

Total number of lots	610	610

Total purchase price	$161,465	$161,465

Balance of lots still under option and not purchased:
Number of lots	199	199

Purchase price	$39,029	$39,029

Forfeited deposits if lots are not purchased	$27,734	$27,734

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

As of March 31, 2013 and December 31, 2012, the Company’s had no investment in and advances to unconsolidated joint ventures.

Assessment District Bonds

In some jurisdictions in which the Company develops and constructs property, assessment district bonds are issued by municipalities to finance major infrastructure improvements and fees. Such financing has been an important part of financing master-planned communities due to the long-term nature of the financing, favorable interest rates when compared to the Company’s other sources of funds and the fact that the bonds are sold, administered and collected by the relevant government entity. As a landowner benefited by the improvements, the Company is responsible for the assessments on its land. When the Company’s homes or other properties are sold, the assessments are either prepaid or the buyers assume the responsibility for the related assessments. See Note 12 of “Notes to Condensed Consolidated Financial Statements” for the three months ended March 31, 2013.

Cash Flows — Comparison of Three Months Ended March 31, 2013 to Three Months Ended March 31, 2012

For the comparison of the Successor entity for the three months ended March 31, 2013 and the Successor entity from February 25, 2012 through March 31, 2012, the comparison of cash flows is as follows:

•

Net cash used in operating activities increased to $10.5 million in the 2013 period from $4.3 million in the 2012 period. The change was primarily a result of (i) a net increase in real estate inventories-owned of $16.1 million in the 2013 period compared to a net increase of $0.09 million in the 2012 period, primarily driven by $9.1 million in land acquisitions in the 2013 period with no comparable amounts in the 2012 period, in addition to an increase in home building starts in the 2013 period, and (ii) an increase in receivables of $5.2 million in the 2013 period compared to an increase of $0.1 million in the 2012 period primarily attributable to the timing of proceeds received from escrow for home closings, offset by (iii) an increase in accrued expenses of $6.0 million in the 2013 period compared to an increase of $0.8 million in the 2012 period attributed to the timing of interest payments on Senior Notes, (iv) an increase in accounts payable of $5.5 million in the 2013 period compared to a decrease of $1.1 million in the 2012 period attributed to the timing of payments to subcontractors, and (v) consolidated net loss of $2.5 million in the 2013 period compared to consolidated net loss of $5.0 million in the 2012 period.

•

Net cash used in investing activities was $0.7 million in the 2013 period with no comparable amount in the 2012 period, as a result of purchases of property and equipment of $0.7 million in the 2013 period.

•

Net cash provided by (used in) financing activities increased to a source of $6.5 million in the 2013 period from a use of $5.2 million in the 2012 period. The change was primarily as a result of (i) proceeds from borrowings on notes payable of $20.2 million in the 2013 period with no comparable amount in the 2012 period, offset by (ii) principal payments on notes payable of $13.0 million in the 2013 period as compared to $4.2 million in the 2012 period.

For the comparison of the Successor entity for the three months ended March 31, 2013 and the Predecessor entity from January 1, 2012 through February 24, 201, the comparison of cash flows is as follows:

•

Net cash used in operating activities decreased to a use of $10.5 million in the 2013 period from a use of $17.3 million in the 2012 period. The change was primarily a result of (i) net reorganization items of $241.3 million in the 2012 period with no comparable amount in the 2013 period , and (ii) an increase in accrued expenses of $6.0 million in the 2013 period, compared to a decrease of $3.9 million in the 2012 period attributed to the timing of interest payments on Senior Notes, offset by (iii) consolidated net income of $228.5 million in the 2012 period compared to consolidated net loss of $2.5 million in the 2013 period, (iv) an increase in receivables of $5.2 million in the 2013 period compared to a decrease of $0.9 million in the 2012 period primarily attributable to the timing of proceeds received from escrow for home closings, and (v) an increase in real estate inventories-owned of $16.1 million in the 2013 period compared to an increase of $7.0 million in the 2012 period, primarily driven by $9.1 million in land acquisitions in the 2013 period with no comparable amounts in the 2012 period, in addition to an increase in home building starts in the 2013 period.

•

Net cash used in investing activities was $0.7 million in the 2013 period with no comparable amount in the 2012 period, as a result of purchases of property and equipment of $0.7 million in the 2013 period.

•

Net cash provided by (used in) financing activities increased to a source of $6.5 million in the 2013 period from a source of $77.8 million in the 2012 period. The change was primarily as a result of (i) proceeds from preferred stock of $50.0 million in the 2012 period with no comparable amount in the 2013 period, (ii) proceeds from reorganization of $31.0 million in the 2012 period with no comparable amount in the 2013 period and (iii) principal payments on notes payable $13.0 million in the 2013 period compared to $0.6 million in the 2012 period, offset by (iv) proceeds from borrowings on notes payable of $20.2 million in the 2013 period with no comparable amount in the 2012 period.

Based on the aforementioned, the Company believes they have sufficient cash and sources of financing for at least the next twelve months.

Contractual Obligations and Off-Balance Sheet Arrangements

The Company enters into certain off-balance sheet arrangements including joint venture financing, option agreements, land banking arrangements and variable interests in consolidated and unconsolidated entities. These arrangements are more fully described above and in Notes 2 and 12 of “Notes to Condensed Consolidated Financial Statements.” In addition, the Company is party to certain contractual obligations, including land purchases and project commitments, which are detailed in Note 12 of “Notes to Condensed Consolidated Financial Statements.”

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

Description of Projects and Communities Under Development

The Company’s homebuilding projects usually take two to five years to develop. The following table presents project information relating to each of the Company’s homebuilding operating segments as of March 31, 2013 and only includes projects with lots owned as of March 31, 2013, lots consolidated in accordance with certain accounting principles as of March 31, 2013 or homes closed for the quarter ended March 31, 2013.

Project (County or City)	Year of First Delivery	Estimated Number of Homes at Completion(1)	Cumulative Homes Closed as of March 31, 2013(2)	Backlog at March 31, 2013 (3)(4)	Lots Owned as of March 31, 2013(5)	Homes Closed for the Period Ended March 31, 2013	YTD Orders as of March 31, 2013	Sales Price Range(6)
SOUTHERN CALIFORNIA
San Diego County:
Escondido
Contempo	2013	84	—	—	84	—	—	$260,000 - 300,000
San Diego
Atrium	2013	80	—	—	80	—	—	$345,000 - 430,000
Riverside County:
Riverside
Bridle Creek	2015	10	—	—	10	—	—	$415,000 - 436,000
San Bernardino County:
Yucaipa
Vista Bella/Redcort	2013	198	—	—	198	—	—	$240,000 - 265,000
Orange County:
Irvine
Lyon Branches(7)	2013	48	—	11	48	—	11	$1,005,000 - 1,170,000
Willow Bend	2013	58	—	—	58	—	—	$1,065,000 - 1,230,000
Rancho Mission Viejo Lyon Cabanas	2013	97	—	—	97	—	—	$300,000 - 400,000
Lyon Villas	2013	96	—	—	96	—	—	$386,000 - 426,000
Los Angeles County:
Hawthorne 360 South Bay (8):
The Flats	2010	188	81	30	107	2	17	$372,000 - 542,000
The Courts	2010	118	118	—	—	6	3	$435,000 - 567,000
The Rows	2012	94	16	14	78	4	12	$518,000 - 678,000
The Lofts	2013	9	—	—	9	—	—	$410,000 - 570,000
The Gardens	2013	12	—	8	12	—	8	$575,000 - 730,000
The Townes	2013	96	—	—	96	—	—	$570,000 - 665,000
The Terraces	2013	93	—	—	93	—	—	$665,000 - 780,000
Azusa
Rosedale Gardenia	2011	81	56	14	25	8	15	$340,000 - 400,000
Sage Court	2011	64	63	1	1	2	2	$310,000 - 400,000

SOUTHERN CALIFORNIA TOTAL		1,426	334	78	1,092	22	68

NORTHERN CALIFORNIA
Contra Costa County:
Pittsburgh Vista Del Mar Villages(7)	2007	102	50	—	52	—	—	$325,000 - 360,000
Vineyard II	2012	131	20	24	42	15	24	$459,000 - 484,000
Antioch Waterford	2013	130	—	—	130	—	—	$335,000 - 390,000
San Joaquin County:
Lathrop
The Ranch @ Mossdale Landing	2010	168	127	26	41	16	29	$283,000 - 328,000

NORTHERN CALIFORNIA TOTAL.		531	197	50	265	31	53

Project (County or City)	Year of First Delivery	Estimated Number of Homes at Completion(1)	Cumulative Homes Closed as of March 31, 2013(2)	Backlog at March 31, 2013(3)(4)	Lots Owned as of March 31, 2013(5)	Homes Closed for the Period Ended March 31, 2013	YTD Orders as of March 31, 2013	Sales Price Range(6)
ARIZONA
Maricopa County:
Gilbert
Lyon’s Gate
Land(9)	N/A	—	—	—	213	—	—	N/A
Queen Creek
Hastings Property
Villas	2012	337	104	60	233	52	34	$155,000 - 192,000
Manor	2012	141	56	39	85	24	15	$224,000 - 272,000
Estates	2012	153	18	30	135	12	16	$277,000 - 332,000
Church Farms North	2015	2,310	—	—	2,310	—	—	$159,000 - 324,000
Mesa
Lehi Crossing
Settlers Landing	2012	235	7	16	228	3	16	$214,000 - 254,000
Wagon Trail	2013	244	6	10	238	6	7	$229,000 - 286,000
Monument Ridge	2013	248	2	9	246	2	3	$253,000 - 325,000
Pioneer Point	2014	101	—	—	101	—	—	$290,000 - 391,000
Land 75 X 120(9)	N/A	—	—	—	28	—	—	N/A
Peoria
Agua Fria	2012	264	2	1	262	1	2	$164,000 - 198,000
Surprise
Rancho Mercado	2017	1,903	—	—	1,903	—	—	$128,000 - 345,000

ARIZONA TOTAL		5,936	195	165	5,982	100	93

NEVADA
Clark County:
North Las Vegas
Serenity Ridge	2013	108	—	27	108	—	21	$442,000 - 525,000
Tularosa at Mountain’s Edge .	2011	140	82	26	58	22	23	$209,000 - 252,000
Las Vegas
Flagstone
Crossings	2011	77	58	16	19	11	17	$310,000 - 343,000
West Park
Villas	2006	191	117	41	74	10	26	$187,000 - 220,000
Courtyards	2006	113	104	7	9	12	3	$190,000 - 243,000
Mesa Canyon	2013	49	—	—	49	—	—	$273,000 - 290,000
Tierra Este	2013	118	—	—	118	—	—	$203,000 - 230,000
Lyon Estates	2013	129	—	—	129	—	—	$450,000 - 505,000
Rhapsody	2014	63	—	—	63	—	—	$222,000 - 250,000
The Fields at Aliente	2011	60	60	—	—	4	—	$184,000 - 218,000
Sterling Ridge 65’ Lots	2014	137	—	—	4	—	—	$622,000 - 667,000
Sterling Ridge 75’ Lots	2014	62	—	—	3	—	—	$707,000 - 775,000
Nye County:
Pahrump
Mountain Falls
Series I	2011	116	48	6	68	7	8	$133,000 - 164,000
Series II	2014	218	—	—	218	—	—	$179,000 - 207,000
Land (9)	N/A	—	—	—	1,925	—	—	N/A

NEVADA TOTAL		1,581	469	123	2,845	66	98

Project (County or City)	Year of First Delivery	Estimated Number of Homes at Completion(1)	Cumulative Homes Closed as of March 31, 2013(2)	Backlog at March 31, 2013(3)(4)	Lots Owned as of March 31, 2013(5)	Homes Closed for the Period Ended March 31, 2013	YTD Orders as of March 31, 2013	Sales Price Range(6)
COLORADO(10)
Douglas County
Castle Rock
Watercolor at The Meadows	2012	31	9	16	22	8	12	$289,000 - 366,000
Cliffside	2013	41	—	—	41	—	—	$406,000 - 436,000
Parker
Idyllwilde	2012	42	13	15	29	8	15	$301,000 - 409,000
Grand County
Granby
Granby Ranch	2012	54	5	6	49	4	2	$417,000 - 467,000
Jefferson County
Arvada
Villages of Five Parks	2012	49	21	15	28	16	2	$344,000 - 384,000
Candelas	2013	66	—	—	22	—	—	$337,000 - 367,000
Larimer County
Fort Collins
Observatory Village	2012	50	14	30	36	13	18	$304,000 - 354,000
Timnath Ranch	2013	271	—	—	271	—	—	$281,000 - 355,000

COLORADO TOTAL		604	62	82	498	49	49

GRAND TOTALS		10,078	1,257	498	10,682	268	361

(1)	The estimated number of homes to be built at completion is subject to change, and there can be no assurance that the Company will build these homes.
(2)	“Cumulative Homes Closed” represents homes closed since the project opened, and may include prior years, in addition to the homes closed during the current year presented.
Backlog consists of homes sold under sales contracts that have not yet closed, and there can be no assurance that closings of sold
(3)	homes will occur.
(4)	Of the total homes subject to pending sales contracts as of March 31, 2013, 416 represent homes completed or under construction.
(5)	Lots owned as of March 31, 2013 include lots in backlog at March 31, 2013.
(6)	Sales price range reflects the most recent pricing updates of the base price only and excludes any lot premium, buyer incentive and buyer selected options, which vary from project to project.
(7)	Project is a joint venture and is consolidated as a VIE in accordance with ASC 810, Consolidation.
(8)	All or a portion of the lots in this project are not owned as of March 31, 2013. The Company consolidated the purchase price of the lots in accordance with certain accounting rules, and considers the lots owned at December 31, 2012.
(9)	Represents a parcel of undeveloped land held for future sale. The Company does not plan to develop homes on this land, thus the “year of first delivery” and “sales price range” are not applicable.
(10)	Colorado division was acquired on December 7, 2012, as part of the Village Homes Acquisition. Estimated number of homes at completion is the number of homes to be built post-acquisition. Cumulative homes closed are from acquisition date through March 31, 2013.

Income Taxes

See Note 8 of “Notes to Condensed Consolidated Financial Statements” for a description of the Company’s income taxes.

Related Party Transactions

See Note 7 of “Notes to Condensed Consolidated Financial Statements” for a description of the Company’s transactions with related parties.

Subsequent Events

On April 9, 2013, the Company filed a Form S-1 Registration Statement in connection with a contemplated initial public offering of shares of its Class A Common Stock by the Company and a selling stockholder. The S-1

Registration Statement also describes, among other things, a proposed recapitalization of the Company’s capital stock.

Critical Accounting Policies

The Company’s financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and costs and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those which impact its most critical accounting policies. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, the Company’s most critical accounting policies are debtor in possession accounting; fresh start accounting; real estate inventories and cost of sales; impairment of real estate inventories; sales and profit recognition; and variable interest entities. Management believes that there have been no significant changes to the Company’s critical accounting policies during the three months ended March 31, 2013, as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Annual Report on Form 10-K for the year ended December 31, 2012.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk for changes in interest rates relates to the Company’s floating rate debt with a total outstanding balance at March 31, 2013 of $22.3 million where the interest rate is variable based upon certain bank reference or prime rates. The average prime rate during the three months ended March 31, 2013 was 3.25%. If variable interest rates were to increase by 10%, there would be no impact on the Company’s condensed consolidated financial statements because the outstanding debt has an interest rate floor of 5.0%.

The following table presents principal cash flows by scheduled maturity, interest rates and the estimated fair value of our long-term fixed rate debt obligations as of March 31, 2013 (dollars in thousands):

	Years ending December 31,							Fair Value at March 31, 2013
	2013	2014	2015	2016	2017	Thereafter	Total
Fixed rate debt	$—	$—	$—	$—	$—	$325,000	$325,000	$351,000
Interest rate	—	—	—	—	—	8.5%	—	—

The Company does not utilize swaps, forward or option contracts on interest rates, foreign currencies or commodities, or other types of derivative financial instruments as of or during the three months ended March 31, 2013. The Company does not enter into or hold derivatives for trading or speculative purposes.

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

Evaluation of Disclosure Controls and Procedures. We carried out an evaluation as of March 31, 2013, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of March 31, 2013, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting. Our management determined that as of March 31, 2013, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Investing in our securities is subject to a number of risks and uncertainties. You should carefully consider the risk factors described below, which amend and restate in their entirety the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012. Additional risks that we currently believe are immaterial may also impair our business operations. Our business, results of operations, financial condition, cash flows and future prospects and the trading price of our securities could be harmed as a result of any of these risks, and investors may lose all or part of their investment. As used herein, unless the context requires otherwise, the terms “we,” “our” and “us” refer to William Lyon Homes, a Delaware corporation. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2012, including our financial statements and related notes, and our other filings made from time to time with the SEC.

Risks Related to Our Business

Our long-term growth depends upon our ability to acquire land at reasonable prices.

The Company’s business depends on its ability to obtain land for the development of its residential communities at reasonable prices and with terms that meet its underwriting criteria. The Company’s ability to obtain land for new residential communities may be adversely affected by changes in the general availability of land, the willingness of land sellers to sell land at reasonable prices given the deterioration in market conditions, competition for available land, availability of financing to acquire land, zoning, regulations that limit housing density, and other market conditions. If the supply of land appropriate for development of residential communities is limited because of these factors, or for any other reason, the number of homes that the Company builds and sells may continue to decline. Additionally, the ability of the Company to open new projects could be impacted if the Company elects not to purchase lots under option contracts. To the extent that the Company is unable to purchase land timely or enter into new contracts for the purchase of land at reasonable prices, due to the lag time between the time the Company acquires land and the time the Company begins selling homes, the Company’s home sales revenue and results of operations could be negatively impacted and/or the Company could be required to scale back the Company’s operations in a given market.

Limitations on the availability and increases in the cost of mortgage financing can adversely affect demand for housing.

In general, housing demand is negatively impacted by the unavailability of mortgage financing, as a result of declining customer credit quality, tightening of mortgage loan underwriting standards and factors that increase the upfront or monthly cost of financing a home such as increases in interest rates, insurance premiums or limitations on mortgage interest deductibility. Most buyers finance their home purchases through third-party lenders providing mortgage financing. Over the last several years, many third-party lenders have significantly increased underwriting standards, and many subprime and other alternate mortgage products are no longer available in the marketplace in spite of a decrease in mortgage rates. If these trends continue and mortgage loans continue to be difficult to obtain, the ability and willingness of prospective buyers to finance home purchases or to sell their existing homes would be adversely affected, which would adversely affect the Company’s results of operations through reduced home sales revenue, gross margin and cash flow.

Even if potential customers do not need financing, changes in the availability of mortgage products or increases in mortgage costs may make it harder for them to sell their current homes to potential buyers who need financing, which has in some cases led to lower demand for new homes. Mortgage interest rates have recently been at historic lows, and there can be no assurance that such rates will remain low and increases in interest rates could adversely affect the Company’s results of operations through reduced home sales and cash flow.

Adverse changes in general economic conditions or conditions in our industry could reduce the demand for homes and, as a result, could negatively impact the Company’s results of operations.

The homebuilding industry is cyclical and highly sensitive to changes in economic conditions such as the level of employment, consumer confidence, consumer income, availability of financing and interest rate levels. The national recession, credit market disruption, high unemployment levels, the absence of home price stability, and the decreased availability of mortgage financing, among other factors, have adversely impacted the homebuilding industry and our operations and financial condition over the last several years. Although the housing market appears to be recovering in most of the geographies in which we operate, we cannot predict the pace or scope of the recovery. If market conditions deteriorate or do not improve as anticipated, our results of operations and financial condition could be adversely impacted.

These changes may occur on a national scale or may acutely affect some of the regions or markets in which we operate more than others. An oversupply of alternatives to new homes, including foreclosed homes, homes held for sale by investors and speculators, other existing homes and rental properties, can also adversely impact our ability to sell new homes, depress new home prices and reduce our margins on the sales of new homes. High levels of foreclosures not only contribute to additional inventory available for sale, but also reduce appraised values for new homes, potentially resulting in lower sales prices.

We cannot predict the duration or ultimate magnitude of any economic downturn or reversal in the recovery of the homebuilding industry or the extent or sustainability of a recovery, particularly the sustainability of current improvements in the homebuilding market. Nor can we provide assurance that our response to a homebuilding downturn or the government’s attempts to address the troubles in the overall economy would be successful.

Difficulty in obtaining sufficient capital could result in increased costs and delays in completion of projects.

The homebuilding industry is capital-intensive and requires significant up-front expenditures to acquire land and begin development. We expect that we will seek additional capital from time to time from a variety of potential sources, including additional bank financings and/or securities offerings. The availability of borrowed funds, especially for land acquisition and construction financing, may be greatly reduced nationally, and the lending community may require increased amounts of equity to be invested in a project by borrowers in connection with both new loans and the extension of existing loans. Land acquisition, development and construction activities may be adversely affected by any shortage or increased cost of financing or the unwillingness of third parties to engage in joint ventures. Any difficulty in obtaining sufficient capital for planned development expenditures could cause project delays and any such delay could result in cost increases and may adversely affect the Company’s sales and future results of operations and cash flows.

The Company’s business is geographically concentrated, and therefore, the Company’s sales, results of operations, financial condition and business would be negatively impacted by a decline in the general economy or the homebuilding industry in such regions.

The Company presently conducts all of its business in five geographic regions: Southern California, Northern California, Arizona, Nevada and, as of December 2012, Colorado. The Company’s geographic concentration could adversely impact the Company if the homebuilding business in its current markets should decline, since there may not be a balancing opportunity in a stronger market in other geographic regions.

In addition, a prolonged economic downturn in one or more of these areas, particularly within California, could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations, and a disproportionately greater impact on us than other homebuilders with more diversified operations. The Company generates a significant portion of its revenue and a significant amount of its profits from, and holds approximately one-half of the dollar value of its real estate inventory in, California. During the downturn from 2008 to 2010, land values, the demand for new homes and home prices have declined substantially in California, negatively impacting the Company’s profitability and financial position. In addition, the state of California is experiencing severe budget shortfalls and is considering raising taxes and increasing fees to offset the deficit. There can be no assurance that the profitability and financial position of the Company will not be further impacted if the challenging conditions in California continue or worsen.

Increases in the Company’s cancellation rate could have a negative impact on the Company’s home sales revenue and home building gross margins.

During the years ended December 31, 2012, 2011 and 2010, the Company experienced cancellation rates of 14%, 18% and 19%, respectively. In the three months ended March 31, 2013, the Company experienced a cancellation rate of 12%, compared to 9% during the same period in 2012. Cancellations negatively impact the number of closed homes, net new home orders, home sales revenue and the Company’s results of operations, as well as the number of homes in backlog. Home order cancellations can result from a number of factors, including declines or slow appreciation in the market value of homes, increases in the supply of homes available to be purchased, increased competition, higher mortgage interest rates, homebuyers’ inability to sell their existing homes, homebuyers’ inability to obtain suitable financing, including providing sufficient down payments, and adverse changes in economic conditions. Many of these factors are beyond the Company’s control. Increased levels of home order cancellations would have a negative impact on the Company’s home sales revenue and financial and operating results.

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

We incur many costs even before we begin to build homes in a community, including costs of preparing land and installing roads, sewage and other utilities, as well as taxes and other costs related to ownership of the land on which we plan to build homes. In addition, inventory carrying costs can be significant and can result in losses in a poorly performing project or market, and the Company may have to sell homes at significantly lower margins or at a loss, which conditions may persist for extended periods of time. If the rate at which we sell and deliver homes slows or falls, or if we delay the opening of new home communities for sales due to adjustments in our marketing strategy or other reasons, each of which has occurred throughout the housing downturn, we may incur additional costs and it will take a longer period of time for us to recover our costs, including the costs we incurred in acquiring and developing land.

Adverse weather and geological conditions may increase costs, cause project delays and reduce consumer demand for housing, all of which could materially and adversely affect the Company’s business, prospects, liquidity, financial condition or results of operations.

As a homebuilder, the Company is subject to numerous risks, many of which are beyond management’s control, such as droughts, floods, wildfires, landslides, soil subsidence, earthquakes and other weather-related and geologic events which could damage projects, cause delays in completion of projects, or reduce consumer demand for housing, and shortages in labor or materials, which could delay project completion and cause increases in the prices for labor or materials, thereby affecting the Company’s sales and profitability. Many of the Company’s projects are located in California, which has experienced significant earthquake activity and seasonal wildfires. Areas in Colorado have also been subjected to seasonal wildfires and soil subsidence. In addition to directly damaging the Company’s projects, earthquakes or other geologic events could damage roads and highways providing access to those projects, thereby adversely affecting the Company’s ability to market homes in those areas and possibly increasing the costs of completion.

There are some risks of loss for which the Company may be unable to purchase insurance coverage. For example, losses associated with landslides, earthquakes and other geologic events may not be insurable and other losses, such as those arising from terrorism, may not be economically insurable. A sizeable uninsured loss could adversely affect the Company’s business, prospects, liquidity, results of operations or financial condition.

The Company’s business and results of operations are dependent on the availability and skill of subcontractors.

Substantially all construction work is done by subcontractors with the Company acting as the general contractor. Accordingly, the timing and quality of construction depend on the availability and skill of the Company’s unaffiliated, third party subcontractors. While the Company has been able to obtain sufficient materials and subcontractors during times of material shortages and believes that its relationships with suppliers and subcontractors are good, the Company does not have long-term contractual commitments with any subcontractors or suppliers.

The Company may not be able to compete effectively against competitors in the homebuilding industry.

The homebuilding industry is highly competitive and there are relatively low barriers to entry. Homebuilders compete for, among other things, homebuying customers, desirable properties, financing, raw materials and skilled labor. The Company competes both with large homebuilding companies, some of which have greater financial, marketing and sales resources than the Company, and with smaller local builders. Our competitors may independently develop land and construct housing units that are substantially similar to our products. Many of these competitors also have long-standing relationships with subcontractors and suppliers in the markets in which we operate. We currently build in several of the top markets in the nation and, therefore, we expect to continue to face additional competition from new entrants into our markets. The Company also competes for sales with individual resales of existing homes and with available rental housing. These competitive conditions can result in:

•	our delivering fewer homes;

•	our selling homes at lower prices;

•	our offering or increasing sales incentives, discounts or price concessions for our homes;

•	our experiencing lower housing gross profit margins, particularly if we cannot raise our selling prices to cover increased land development, home construction or overhead costs;

•	our selling fewer homes or experiencing a higher number of cancellations by homebuyers;

•	impairments in the value of our inventory and other assets;

•	difficulty in acquiring desirable land that meets our investment return or marketing standards, and in selling our interests in land that no longer meet such standards on favorable terms;

•	difficulty in our acquiring raw materials and skilled management and trade labor at acceptable prices;

•	delays in the development of land and/or the construction of our homes; and/or

•	difficulty in securing external financing, performance bonds or letter of credit facilities on favorable terms.

These competitive conditions may have a material adverse effect on our business and consolidated financial statements by decreasing our revenues, impairing our ability to successfully implement our current strategies, increasing our costs and/or diminishing growth in our local or regional homebuilding businesses.

We may not be successful in integrating acquisitions or implementing our growth strategies.

In December 2012, we acquired Village Homes, and we may in the future consider growth or expansion of our operations in our current markets or in new markets, whether through strategic acquisitions of homebuilding companies or otherwise. The magnitude, timing and nature of any future expansion will depend on a number of factors, including our ability to identify suitable additional markets and/or acquisition candidates, the negotiation of acceptable terms, our financial capabilities and general economic and business conditions. Our expansion into new or existing markets, whether through acquisition or otherwise, could have a material adverse effect on our business, prospects, liquidity, financial condition or results of operations, and any future acquisitions could result in the dilution of existing shareholders if we issue our common shares as consideration. Acquisitions also involve numerous risks, including difficulties in the assimilation of the acquired company’s operations, the incurrence of unanticipated liabilities or expenses, the risk of impairing inventory and other assets related to the acquisition, the diversion of management’s attention and resources from other business concerns, risks associated with entering markets in which we have limited or no direct experience and the potential loss of key employees of the acquired company.

The Company’s success depends on key executive officers and personnel.

The Company’s success is dependent upon the efforts and abilities of its executive officers and other key employees, many of whom have significant experience in the homebuilding industry and in the Company’s divisional markets. In particular, the Company is dependent upon the services of General William Lyon, Chairman of the Board and Executive Chairman, William H. Lyon, Chief Executive Officer, and Matthew R. Zaist, President and Chief Operating Officer, as well as the services of the California region and other division presidents and division management teams and personnel in the corporate office. The loss of the services or limitation in the availability of any of these executives or key personnel, for any reason, could hinder the execution of our business strategy and have a material adverse effect upon the Company’s business, prospects, liquidity, financial condition or results of operation. Further, such a loss could be negatively perceived in capital markets.

Power shortages or price increases could have an adverse impact on operations.

In prior years, certain areas in Northern and Southern California have experienced power and resource shortages, including mandatory periods without electrical power, changes to water availability and significant increases in utility and resource costs. Shortages of natural resources, particularly water, may make it more difficult to obtain regulatory approval of new developments. The Company may incur additional costs and may not be able to complete construction on a timely basis if such power shortages and utility rate increases continue. Furthermore, power shortages and rate increases may adversely affect the regional economies in which the Company operates, which may reduce demand for housing. The Company’s operations may be adversely impacted if further rate increases and/or power shortages occur.

Construction defect, home warranty, soil subsidence and building-related and other claims may be asserted against the Company in the ordinary course of business, and the Company may be subject to liability for such claims.

As a homebuilder, we have been, and continue to be, subject to construction defect, product liability and home warranty claims, including moisture intrusion and related claims, arising in the ordinary course of business. These claims are common to the homebuilding industry and can be costly.

California law provides that consumers can seek redress for patent (i.e., observable) defects in new homes within three or four years (depending on the type of claim asserted) from when the defect is discovered or should have been discovered. If the defect is latent (i.e., non-observable), consumers must still seek redress within three or four years (depending on the type of claim asserted) from the date when the defect is discovered or should have been discovered, but in no event later than ten years after the date of substantial completion of the work on the construction. Consumers purchasing homes in Arizona, Nevada and Colorado may also be able to obtain redress under state laws for either patent or latent defects in their new homes. Because California, our largest market, is one of the most highly regulated and litigious jurisdictions in the United States, our potential losses and expenses due to litigation, new laws and regulations may be greater than those of our competitors who have smaller or no California operations.

With respect to certain general liability exposures, including construction defect claims, product liability claims and related claims, assessment of claims and the related liability and reserve estimation process is highly judgmental due to the complex nature of these exposures, with each exposure exhibiting unique circumstances. Furthermore, once claims are asserted for construction defects, it can be difficult to determine the extent to which the assertion of these claims will expand. Although we have obtained insurance for construction defect claims subject to applicable self-insurance retentions, such policies may not be available or adequate to cover liability for damages, the cost of repairs, and/or the expense of litigation surrounding current claims, and future claims may arise out of events or circumstances not covered by insurance and not subject to effective indemnification agreements with our subcontractors. Furthermore, any product liability or warranty claims made against us, whether or not they are viable, may lead to negative publicity, which could impact our reputation and our home sales.

Increased insurance costs and reduced insurance coverages may affect the Company’s results of operations and increase the potential exposure to liability.

Recently, lawsuits have been filed against builders asserting claims of personal injury and property damage, including arising from the presence of mold in residential dwellings. Some of these lawsuits have resulted in substantial monetary judgments or settlements against these builders. The Company’s insurance may not cover all of the potential claims, including personal injury claims, or such coverage may become prohibitively expensive. If the Company is unable to obtain adequate insurance coverage, a material adverse effect on the Company’s business, prospects, liquidity, results of operations or financial condition could result.

The costs of insuring against construction defect, product liability and director and officer claims are substantial and the cost of insurance for the Company’s operations has risen, deductibles and retentions have increased and the availability of insurance has diminished. Significant increases in the cost of insurance coverage or significant limitations on coverage could have a material adverse effect on the Company’s business, prospects, liquidity, results of operations or financial condition from such increased costs or from liability for significant uninsurable or underinsured claims.

Material and labor shortages could delay or increase the cost of home construction and reduce our sales and earnings.

The residential construction industry experiences serious material shortages from time to time, including shortages of insulation, drywall, cement, steel and lumber. These material shortages can be more severe during periods of strong demand for housing and during periods where the regions in which we operate experience natural disasters that have a significant impact on existing residential and commercial structures. From time to time, we have experienced volatile price swings in the cost of materials, including in particular, the cost of lumber, cement, steel and drywall. Shortages and price increases could cause delays in and increase our costs of home construction. The Company generally is unable to pass on increases in construction costs to customers who have already entered into sales contracts, as those sales contracts generally fix the price of the homes at the time the contracts are signed, which may be in advance of the construction of the home. Sustained increases in construction costs may, over time, erode the Company’s gross margins from home sales, particularly if pricing competition restricts the ability to pass on any additional costs of materials or labor, thereby decreasing gross margins from home sales, which in turn could harm our operating results.

The residential construction industry also experiences labor shortages and disruptions from time to time, including: work stoppages; labor disputes; shortages in qualified trades people; lack of availability of adequate utility infrastructure and services; our need to rely on local subcontractors who may not be adequately capitalized or insured; and delays in availability, or fluctuations in prices, of building materials. Additionally, the Company could experience labor shortages as a result of subcontractors going out of business or leaving the residential construction market due to low levels of housing production and volumes. Any of these circumstances could give rise to delays in the start or completion of the Company’s communities, increase the cost of developing one or more of the Company’s communities and increase the construction cost of the Company’s homes. To the extent that market conditions prevent the recovery of increased costs, including, among other things, subcontracted labor, finished lots, building materials, and other resources, through higher sales prices, the Company’s gross margins from home sales and results of operations could be adversely affected. Increased costs of lumber, framing, concrete, steel and other building materials could cause increases in construction costs. The Company generally is unable to pass on increases in construction costs to customers who have already entered into sales contracts, as those sales contracts generally fix the price of the homes at the time the contracts are signed, which may be in advance of the construction of the home. Sustained increases in construction costs may, over time, erode the Company’s gross margins from home sales, particularly if pricing competition restricts the ability to pass on any additional costs of materials or labor, thereby decreasing gross margins from home sales.

Elimination or reduction of the tax benefits associated with owning a home could prevent potential customers from buying our homes and could adversely affect our business or financial results.

Changes in federal tax law may affect demand for new homes. Significant expenses of owning a home, including mortgage interest and real estate taxes, generally are deductible expenses for an individual’s federal and, in some cases, state income taxes, subject to certain limitations. If the federal government or a state government changes its income tax laws to eliminate or substantially modify these income tax deductions, the after-tax cost of owning a new home would increase for many potential customers. The resulting loss or reduction of homeowners’ tax deductions, if such tax law changes were enacted without offsetting provisions, could adversely affect demand for new homes. No meaningful prediction can be made as to whether any such proposals will be enacted and, if enacted, the particular form such laws would take, but enactment of such proposals may have an adverse effect on the homebuilding industry in general and on our business in particular.

Inflation could adversely affect the Company’s business, prospects, liquidity, financial condition or results of operations, particularly in a period of oversupply of homes or declining home sale prices.

Inflation can adversely affect the Company by increasing costs of land, materials and labor. However, the Company may be unable to offset these increases with higher sales prices. In addition, inflation is often accompanied by higher interest rates, which have a negative impact on housing demand. In such an environment, the Company may be unable to raise home prices sufficiently to keep up with the rate of cost inflation, and, accordingly, its margins could decrease. Furthermore, if we need to lower the price of our homes to meet demand, the value of our land inventory may decrease. Moreover, with inflation, the costs of capital can increase and purchasing power of the Company’s cash resources can decline. Efforts by the government to stimulate the economy may not be successful, but have increased the risk of significant inflation and its resulting adverse effect on the Company’s business, prospects, liquidity, financial condition or results of operations.

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

The Company provides bonds in the ordinary course of business to governmental authorities and others to ensure the completion of its projects and/or in support of obligations to build community improvements such as roads, sewers, water systems and other utilities, and to support similar development activities by certain of our unconsolidated joint ventures. As a result of the deterioration in market conditions, surety providers have become increasingly reluctant to issue new bonds and some providers are requesting credit enhancements (such as cash deposits or letters of credit) in order to maintain existing bonds or to issue new bonds. The Company may also be required to provide performance bonds and/or letters of credit to secure our performance under various escrow agreements, financial guarantees and other arrangements. If the Company is unable to obtain performance bonds and/or letters of credit when required or the cost or operational restrictions or conditions imposed by issuers to obtain them increases significantly, the Company may not be able to develop or may be significantly delayed in developing a community or communities and/or may incur significant additional expenses, and, as a result, the Company’s business, prospects, liquidity, financial condition or results of operation could be materially and adversely affected.

We periodically conduct certain of our operations through unconsolidated joint ventures with independent third parties in which we do not have a controlling interest and we can be adversely impacted by joint venture partners’ failure to fulfill their obligations.

We have participated in land development joint ventures, or JVs, in which we have less than a controlling interest. We have entered into JVs in order to acquire attractive land positions, to manage our risk profile and to leverage our capital base. Our JVs are typically entered into with developers, other homebuilders and financial partners to develop finished lots for sale to the JV’s members and other third parties. However, our JV investments are generally very illiquid, due to a lack of a controlling interest in the JVs. In addition, our lack of a controlling interest results in the risk that the JV will take actions with which we disagree, or fail to take actions that we desire, including actions regarding the sale of the underlying property, which could materially and adversely affect the Company’s business, prospects, liquidity, financial condition or results of operation.

The Company is the managing member in joint venture limited liability companies and may become a managing member or general partner in future joint ventures, and therefore may be liable for joint venture obligations.

Certain of the Company’s active JVs are organized as limited liability companies. The Company is the managing member in some of these and may serve as the managing member or general partner, in the case of a limited partnership JV, in future JVs. As a managing member or general partner, the Company may be liable for a JV’s liabilities and obligations should the JV fail or be unable to pay these liabilities or obligations. These risks include, among others, that a partner in the JV may fail to fund its share of required capital contributions, that a partner may make poor business decisions or delay necessary actions, or that a partner may have economic or other business interests or goals that are inconsistent with our own.

Fluctuations in real estate values may require us to write–down the book value of our real estate assets.

The homebuilding industry is subject to significant variability and fluctuations in real estate values. As a result, the Company may be required to write-down the book value of certain real estate assets in accordance with U.S. GAAP and some of those write downs could be material. Any material write–downs of assets could have a material adverse effect on our business, prospects, liquidity, financial condition or results of operations.

On February 24, 2012, the Company adopted fresh start accounting under ASC 852, and recorded all real estate inventories at fair value. Subsequent to February 24, 2012 and throughout each quarter of 2012 and the first quarter of 2013, there were no indicators of impairment, as sales prices and sales absorption rates have improved. For the year ended December 31, 2012 and three months ended March 31, 2013, there were no impairment charges recorded.

During 2011, the Company incurred non-cash impairment losses on real estate assets amounting to $128.3 million. As required by U.S. GAAP, in connection with our emergence from the Chapter 11 Cases, we adopted the fresh start accounting provisions of ASC 852, effective February 24, 2012. Under ASC 852, the reorganization value represents the fair value of the entity before considering liabilities and approximates the amount a willing buyer would pay for the assets of the Company immediately after restructuring. The reorganization value is allocated to the respective fair value of assets. The Company engaged a third-party valuation firm to assist with the analysis of the fair value of the entity, and respective assets and liabilities. In conjunction with the valuation of all of the assets of the Company, the Company re-set the value on certain land holdings in the early stages of development, based on: (i) “as-is” development stages of the property instead of a discounted cash flow approach, (ii) relative comparables on similar stage properties that had recently sold, on a per acre basis, and (iii) location of the property, among other factors. As a result, the Company re-valued these particular assets as of February 24, 2012, and since the date of emergence from the Chapter 11 Cases is within six weeks of year end, management made the assumption that the values are approximately the same, and recorded the book value as fair value as of December 31, 2011. Therefore, the adjustment to fair value was made on December 31, 2011, with no subsequent adjustment necessary at February 24, 2012, on these particular assets. The difference between the new value applied to the property on December 31, 2011 and the carrying value as of December 31, 2011, was recorded as impairment loss on real estate assets.

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

The Company is subject to numerous local, state, federal and other statutes, ordinances, rules and regulations concerning zoning, development, building design, construction and similar matters which impose restrictive zoning and density requirements in order to limit the number of homes that can eventually be built within the boundaries of a particular area, as well as governmental taxes, fees and levies on the acquisition and development of land parcels. These regulations often provide broad discretion to the administering governmental authorities as to the conditions we must meet prior to being approved, if approved at all. We are subject to determinations by these authorities as to the adequacy of water and sewage facilities, roads and other local services. New housing developments may also be subject to various assessments for schools, parks, streets and other public improvements. Although we do not typically purchase land that is not entitled, to the extent that projects that are not entitled, purchased lands may be subjected to periodic delays, changes in use, less intensive development or elimination of development in certain specific areas due to government regulations. The Company may also be subject to periodic delays, may be precluded entirely from developing in certain communities or may otherwise be restricted in our business activities due to building moratoriums or “slow-growth” or “no-growth” initiatives that could be implemented in the future in the states in which the Company operates. Such moratoriums can occur prior or subsequent to commencement of our operations, without notice or recourse. Local and state governments also have broad discretion regarding the imposition of development fees for projects in their jurisdiction. Projects for which the Company has received land use and development entitlements or approvals may still require a variety of other governmental approvals and permits during the development process and can also be impacted adversely by unforeseen health, safety, and welfare issues, which can further delay these projects or prevent their development. As a result, home sales could decline and costs increase, which could negatively affect the Company’s business, prospects, liquidity, financial condition and results of operations.

The Company is subject to environmental laws and regulations, which may increase costs, limit the areas in which the Company can build homes and delay completion of projects.

The Company is also subject to a variety of local, state, federal and other statutes, ordinances, rules and regulations concerning the environment. The particular environmental laws which apply to any given homebuilding site vary according to the site’s location, its environmental conditions and the present and former uses of the site, as well as adjoining properties. Environmental laws and conditions may result in delays, may cause the Company to incur substantial compliance and other costs, including significant fines and penalties for any violation, and can prohibit or severely restrict homebuilding activity in environmentally sensitive regions or areas, which could negatively affect the Company’s results of operations.

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

Risks Related to Our Capital Structure

We have substantial outstanding indebtedness and may incur additional debt in the future.

The Company is highly leveraged. At March 31, 2013, the total outstanding principal amount of our debt was $347.3 million. In addition, we expect to enter into a new credit facility following completion of the offering described in the Registration Statement. The Company’s high level of indebtedness could have detrimental consequences, including the following:

•

the ability to obtain additional financing as needed for working capital, land acquisition costs, building costs, other capital expenditures, or general corporate purposes, or to refinance existing indebtedness before its scheduled maturity, may be limited;

•	the Company will need to use a substantial portion of cash flow from operations to pay interest and principal on our indebtedness, which will reduce the funds available for other purposes;

•

if we are unable to comply with the terms of the agreements governing the indebtedness of the Company, the holders of that indebtedness could accelerate that indebtedness and exercise other rights and remedies against the Company;

•

if the Company has a higher level of indebtedness than some of its competitors, it may put the Company at a competitive disadvantage and reduce the Company’s flexibility in planning for, or responding to, changing conditions in the industry, including increased competition; and

•	the terms of any refinancing may not be as favorable as the debt being refinanced.

The Company cannot be certain that cash flow from operations will be sufficient to allow the Company to pay principal and interest on debt, support operations and meet other obligations. If the Company does not have the resources to meet these and other obligations, the Company may be required to refinance all or part of its outstanding debt, sell assets or borrow more money. The Company may not be able to do so on acceptable terms, in a timely manner, or at all. If we are unable to refinance our debt on acceptable terms, we may be forced to dispose of our assets on disadvantageous terms, potentially resulting in losses. Defaults under our debt agreements could have a material adverse effect on our business, prospects, liquidity, financial condition or results of operations.

The agreements governing our debt impose significant operating and financial restrictions, which may prevent us from capitalizing on business opportunities and taking some corporate actions.

The agreements governing our debt impose significant operating and financial restrictions. These restrictions limit our ability, among other things, to:

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

In addition, we may in the future enter into other agreements refinancing or otherwise governing indebtedness which impose yet additional restrictions and covenants, including covenants limiting our ability to incur additional debt, make certain investments, reduce liquidity below certain levels, make distributions to our stockholders and otherwise affect our operating policies. These restrictions may adversely affect our ability to finance future operations or capital needs or to pursue available business opportunities. A breach of any of these covenants could result in a default in respect of the related indebtedness. If a default occurs, the relevant lenders could elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable and proceed against any collateral securing that indebtedness.

Risks Related to Ownership of Our Capital Stock

Concentration of ownership of the voting power of our capital stock may prevent other stockholders from influencing corporate decisions and create perceived conflicts of interest.

Luxor Capital Group, or Luxor, William H. Lyon, and Paulson & Co. Inc., or Paulson, hold significant ownership interests in the Company, which may allow them to dictate the outcome of certain corporate actions requiring stockholder approval. As of May 1, 2013, entities affiliated with Luxor hold 32.7% of the Class A

Common Stock, 88.8% of the Class C Common Stock and 76.6% of the Convertible Preferred Stock, which provides Luxor with 40.7% of the total voting power of the Company’s outstanding capital stock. As of May 1, 2013, William H. Lyon, through his management of Lyon Shareholder 2012, LLC, holds 100% of the Class B Common Stock and a warrant to purchase 15,737,294 additional shares of Class B Common Stock, which, in addition to 24,199 shares of Class A Common Stock held by The William Harwell Lyon Separate Property Trust and 529,411 shares of Class D Common Stock restricted stock held by William H. Lyon, provides William H. Lyon with 36.1% of the total voting power of the Company’s outstanding capital stock, assuming exercise in full of the warrant. As of May 1, 2013, entities affiliated with Paulson hold 20.7% of the Class A Common stock and 15.8% of the Convertible Preferred Stock, which provides Paulson with 11.8% of the total voting power of the Company’s outstanding capital stock.

On all matters on which the holders of our common stock are entitled to vote, prior to the occurrence of both the Conversion Date (as defined in the Company’s Second and Amended Restated Certificate of Incorporation, or the Certificate of Incorporation) and the conversion of all Class B Common Stock, each share of common stock is entitled to one vote per share, with the exception of our Class B Common Stock, which is entitled to two votes per share. Additionally, prior to the Conversion Date and while any shares of Class B Common Stock remain outstanding, the board of directors will include two directors elected by the holders of Class A Common Stock, two directors elected by the holders of Class B Common Stock and Class D Common Stock, voting together as a class, three directors elected by the holders of Class C Common Stock and Convertible Preferred Stock, voting together as a class, and one director elected by the holders of (i) 66 2/3% of the Class A Common Stock, voting separately as a class, (ii) the majority of the Class B Common Stock, voting separately as a class, and (iii) the majority of the Class C Common Stock and Convertible Preferred Stock, voting together as a separate class. In light of these and other voting rules provided in the Certificate of Incorporation, Luxor, Paulson and William H. Lyon may be able to prevent other stockholders from influencing certain corporate decisions.

In addition, and as described in the Form S-1 Registration Statement (File No. 333-187819) filed by the Company with the SEC on April 9, 2013 and as may be amended, or the S-1 Registration Statement, in connection with a contemplated initial public offering of shares of our Class A Common Stock, or the IPO, we intend to file a Third Amended and Restated Certificate of Incorporation, or the Amended and Restated Certificate of Incorporation, effective upon consummation of the IPO. If the Amended and Restated Certificate of Incorporation becomes effective, our common stock will consist of two classes: Class A and Class B, with holders of Class A Common Stock being entitled to one vote per share, and holders of Class B Common Stock being entitled to five votes per share, on all matters to be voted on by our stockholders, which would result in a greater relative percentage of total voting power of our outstanding capital stock being held by the holder of our Class B Common Stock.

Luxor, William H. Lyon and Paulson may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This ownership concentration may adversely impact the trading of our capital stock because of a perceived conflict of interest that may exist, thereby depressing the value of our capital stock.

There has only been a limited public market for our common stock and a trading market may not develop, making it difficult for our stockholders to sell their shares.

There has been a limited market for our common stock. Accordingly, no assurance can be given as to the following:

•	the likelihood that an active trading market for shares of our common stock will develop or be sustained;

•	the liquidity of any such market;

•	the ability of our stockholders to sell their shares of common stock; or

•	the price that our stockholders may obtain for their common stock.

If an active market does not develop or is not maintained, the market price of our common stock may decline and you may not be able to sell your shares. Even if an active trading market develops for our common stock, the market price of our common stock may be highly volatile and subject to wide fluctuations. Our financial performance, government regulatory action, tax laws, interest rates and market conditions in general could have a significant impact on the future market price of our common stock.

Some of the factors that could negatively affect or result in fluctuations in the market price of our common stock include:

•	actual or anticipated variations in our quarterly operating results;

•	changes in market valuations of similar companies;

•	adverse market reaction to the level of our indebtedness;

•	additions or departures of key personnel;

•	actions by stockholders;

•	speculation in the press or investment community;

•	general market, economic and political conditions, including an economic slowdown or dislocation in the global credit markets;

•	our operating performance and the performance of other similar companies;

•	changes in accounting principles; and

•	passage of legislation or other regulatory developments that adversely affect us or the homebuilding industry.

There may be future sales or other dilution of our equity, which may adversely affect the market price of our capital stock and may negatively impact the holders’ investment.

We may issue additional capital stock, including securities that are convertible into or exchangeable for, or that represent the right to receive, capital stock or any substantially similar securities. In addition, with the applicable consent of the holders of our Convertible Preferred Stock, we may issue additional preferred stock. Under our Certificate of Incorporation, we are authorized to issue 340,000,000 shares of Class A Common Stock; 50,000,000 shares of Class B Common Stock; 120,000,000 shares of Class C Common Stock; 30,000,000 shares of Class D Common Stock; and 80,000,000 shares of preferred stock. As of May 3, 2013, we had (i) 73,621,378 shares of Class A Common Stock issued and outstanding, (ii) 31,464,548 shares of Class B Common Stock issued and outstanding, which can be converted into 31,464,548 shares of Class A Common Stock, (iii) 12,520,338 shares of Class C Common Stock issued and outstanding, which can be converted into 16,020,338 shares of Class A Common Stock, (iv) 5,533,105 shares of Class D Common Stock issued and outstanding, which can be converted into 5,533,105 shares of our Class A Common Stock, and (v) 77,005,744 shares of Convertible Preferred Stock issued and outstanding, which can be converted into shares of either our Class A Common Stock or Class C Common Stock (depending on the circumstances of the conversion). Accordingly, the Class B Common Stock, Class C Common Stock, Class D Common Stock and Convertible Preferred Stock, if converted, will have a dilutive effect on our outstanding Class A Common Stock and, potentially, on our Class C Common Stock. Further, if we issue additional shares of capital stock in the future and do not issue shares to all then-existing common and/or preferred stockholders in proportion to their interests, the issuance will result in dilution to each stockholder.

Additionally, as of May 1, 2013, there is a warrant outstanding exercisable for an additional 15,737,294 shares of Class B Common Stock. This warrant, if exercised, and if subsequently converted into shares of our Class A Common Stock, would also have a dilutive effect on our Class A Common Stock. As of May 1, 2013, we also have outstanding stock options to purchase 4,757,303 shares of the Company’s Class D Common Stock at an exercise price of $1.05 per share. To the extent these options are exercised, there will be further dilution.

We do not currently intend to pay dividends on our common stock.

We have not declared or paid any cash dividends on our common stock and we do not plan to do so in the foreseeable future. Any determination to pay dividends to the holders of our common stock will be at the discretion of our board of directors. Further, the payment of cash dividends is restricted under the terms of the indenture governing the 8.5% Senior Notes due 2020 and other agreements related to our indebtedness. Therefore, you are not likely to receive any dividends on your common stock for the foreseeable future.

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

To the extent that a secondary market for the Convertible Preferred Stock develops, because the Convertible Preferred Stock may be converted into Class A Common Stock or Class C Common Stock upon the occurrence of certain events and/or conditions, we believe that the market price of the Convertible Preferred Stock will be significantly affected by the market price of our Class A Common Stock and Class C Common Stock, as applicable. Because there is currently a very limited market for our Class A Common Stock and Class C Common Stock, we cannot predict how the shares of our Class A Common Stock or Class C Common Stock will trade in the future. This may result in greater volatility in the market price of the Convertible Preferred Stock than would be expected for non-convertible stock.

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

We will incur substantial costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could harm our operating results.

We recently became subject to the reporting requirements of the SEC. As a public company, we will incur significant legal, accounting and other expenses, including costs associated with public company reporting requirements. We also have incurred substantial expenses in connection with the preparation and filing of this registration statement. We will also incur costs associated with current corporate governance requirements, including requirements under Section 404 and other provisions of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, as well as rules implemented by the SEC or any stock exchange or inter-dealer quotations system on which our securities may be listed in the future. The expenses incurred by public companies for reporting and corporate governance purposes have increased dramatically in recent years. We expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We are unable to currently estimate these costs with any degree of certainty. We also expect that these new rules and regulations may make it difficult and expensive for us to obtain director and officer liability insurance, and if we are able to obtain such insurance, we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage available to privately-held companies. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers.

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

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. We may in the future discover areas of our internal controls that need improvement. We cannot be certain that we will be successful in implementing or maintaining adequate internal control over our financial reporting and financial processes. Furthermore, as we grow our business, our internal controls will become more complex, and we will require significantly more resources to ensure our internal controls remain effective. Additionally, the existence of any material weakness or significant deficiency would require management to devote significant time and incur significant expense to remediate any such material weaknesses or significant deficiencies and management may not be able to remediate any such material weaknesses or significant deficiencies in a timely manner. The existence of any material weakness in our internal control over financial reporting could also result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations and cause stockholders to lose confidence in our reported financial information, all of which could materially and adversely affect us.

Anti-takeover provisions in our corporate organizational documents, under Delaware law and in our debt covenants could make an acquisition of our company more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our capital stock.

Provisions in our Certificate of Incorporation and Second Amended and Restated Bylaws, or the Bylaws, may have the effect of delaying or preventing a change of control or changes in our management. Our Certificate of Incorporation and Bylaws include the following provisions:

•	that after the Conversion Date, any action to be taken by our stockholders must be effected at a duly called annual or special meeting and not by written consent;

•	that after the Conversion Date, special meetings of our stockholders can be called only by our board of directors, the Chairman of our board of directors, or our President;

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

In addition, and as described in the S-1 Registration Statement, provisions of our Amended and Restated Certificate of Incorporation and amended and restated bylaws to be effective upon consummation of the offering described in the Registration Statement, if at all, may have the effect of delaying or preventing a change of control or changes in our management. Such provisions include, but are not limited to, in addition to the types of provisions described above:

•	authorizing the issuance of undesignated preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval;

•	special meetings of our stockholders can be called only by our board of directors, the Chairman of our board of directors, our Chief Executive Officer or our lead independent director;

•	our amended and restated bylaws require advance notice of stockholder proposals and director nominations;

•	an amendment to our bylaws requires a supermajority vote of stockholders; and

•

after the conversion of all Class B Common Stock, our board of directors will be staggered into three separate classes, with classes fixed by the board, and, once staggered, the removal of directors requires a supermajority vote of stockholders.

These provisions may frustrate or prevent attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, we will be subject to the provisions of Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder.

In addition, some of our debt covenants contained in the agreements governing our debt may delay or prevent a change in control.

Future offerings of debt securities, which would rank senior to our common stock upon our liquidation, and future offerings of equity securities, which may be senior to our common stock for purposes of liquidating and dividend distributions, may adversely affect the market price of our common stock.

In the future, we may attempt to increase our capital resources by making offerings of debt securities or additional offerings of equity securities. Upon bankruptcy or liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control. As a result, we cannot predict or estimate the amount, timing or nature of our future offerings, and purchasers of our common stock in this offering bear the risk of our future offerings reducing the market price of our common stock and diluting their ownership interest in our company.

If securities or industry analysts do not publish, or cease publishing, research or reports about us, our business or our market, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.

If a trading market for our common stock develops, the trading market will be influenced by whether industry or securities analysts publish research and reports about us, our business, our market or our competitors and, if any analysts do publish such reports, what they publish in those reports. We may not obtain analyst coverage in the future. Any analysts who do cover us may make adverse recommendations regarding our stock, adversely change their recommendations from time to time, and/or provide more favorable relative recommendations about our competitors. If any analyst who may cover us in the future were to cease coverage of our company or fail to regularly publish reports on us, or if analysts fail to cover us or publish reports about us at all, we could lose, or never gain, visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

Other Risks

Because of the adoption of Debtor in Possession Accounting and Fresh Start Accounting, financial information for certain periods and periods subsequent thereto will not be comparable to financial information for other periods.

Upon the filing by the Company and certain of our direct and indirect wholly-owned subsidiaries of voluntary petitions under chapter 11 of Title 11 of the United States Code, as amended, or the Chapter 11 Petitions, we adopted Debtor in Possession Accounting, in accordance with ASC 852. Upon our emergence from the Chapter 11 Cases, we adopted Fresh Start Accounting, in accordance with ASC 852, pursuant to which the midpoint of the range of our reorganization value was allocated to our assets in conformity with the procedures specified by Accounting Standards Codification No. 805, Business Combinations. Accordingly, our financial statements for the period from December 19, 2011 through February 24, 2012 will not be comparable in many respects to our financial statements prior to December 19, 2011 or subsequent to February 24, 2012. The lack of comparable historical financial information may discourage investors from purchasing our securities. The lack of comparable historical financial information may discourage investors from purchasing our securities.

The Company may not be able to benefit from its tax attributes.

In connection with our emergence from Chapter 11 bankruptcy proceedings, we were able to retain the tax basis in our assets as well as a portion of our U.S. net operating loss and tax credit carryforwards, or the Tax Attributes. Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, provide an annual limitation with respect to the ability of a corporation to utilize its Tax Attributes against future U.S. taxable income in the event of a change in ownership. Implementation of the Plan upon our emergence from

Chapter 11 bankruptcy proceedings triggered a change in ownership for purposes of Section 382 and our annual Section 382 limitation is $3.6 million. As a result, our future U.S. taxable income may not be fully offset by the Tax Attributes if such income exceeds our annual limitation, and we may incur a tax liability with respect to such income. In addition, subsequent changes in ownership for purposes of the Code could further diminish our ability to utilize Tax Attributes. Our tax attributes are reflected as a deferred tax asset for financial statement purposes, against which we have currently recorded a full valuation allowance.

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

Other than the sales of unregistered securities that the Company reported in a Current Report on Form 8-K filed with the SEC on March 5, 2013, the Company did not make any sales of unregistered securities during the quarterly period ended March 31, 2013.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosure

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit Index

Exhibit No.	Description

10.1†	Amendment to Employment Agreement, dated March 6, 2013, by and between William Lyon Homes, Inc. and Matthew R. Zaist (incorporated by reference to the Company’s Form S-1 Registration Statement filed April 9, 2013 (File No. 333-187819)).

10.2†	William Lyon Homes 2012 Equity Incentive Plan Form of Restricted Stock Award Agreement (performance-based) (incorporated by reference to the Company’s Form S-1 Registration Statement filed April 9, 2013 (File No. 333-187819)).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

Exhibit No.	Description

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbased Document.

†	Management contract or compensatory agreement
*	The information in Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act (including this Report), unless the Registrant specifically incorporates the foregoing information into those documents by reference.
**	Pursuant to Rule 406T of Regulation S-T, the XBRL information will not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934 and will not be deemed filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, or otherwise subject to liability under those Sections.

WILLIAM LYON HOMES

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAM LYON HOMES,
a Delaware corporation

Date: May 3, 2013	By:	/S/ COLIN T. SEVERN
Colin T. Severn
Vice President, Chief Financial Officer, Corporate Secretary (Principal Accounting Officer and Duly Authorized Signatory

Exhibit Index

Exhibit No.	Description

10.1†	Amendment to Employment Agreement, dated March 6, 2013, by and between William Lyon Homes, Inc. and Matthew R. Zaist (incorporated by reference to the Company’s Form S-1 Registration Statement filed April 9, 2013 (File No. 333-187819)).

10.2†	William Lyon Homes 2012 Equity Incentive Plan Form of Restricted Stock Award Agreement (performance-based) (incorporated by reference to the Company’s Form S-1 Registration Statement filed April 9, 2013 (File No. 333-187819)).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbased Document.

†	Management contract or compensatory agreement
*	The information in Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act (including this Report), unless the Registrant specifically incorporates the foregoing information into those documents by reference.
**	Pursuant to Rule 406T of Regulation S-T, the XBRL information will not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934 and will not be deemed filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, or otherwise subject to liability under those Sections.