Form 10-Q
period 2013-06-30
WILLIAM LYON HOMES
filed 2013-08-09
CIK 1095996

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at August 5, 2013
Common stock, Class A, par value $0.01	27,623,629
Common stock, Class B, par value $0.01	3,813,884

WILLIAM LYON HOMES

INDEX

		Page No.
PART I. FINANCIAL INFORMATION
Item 1.

Financial Statements: as of June 30, 2013, for the Three Months Ended June 30, 2013 and 2012, for the Six Months Ended June 30, 2013, for the Period from January 1, 2012 through February 24, 2012, and the Period from February 25, 2012 through June 30, 2012, and as of December 31, 2012

	Condensed Consolidated Balance Sheets	2
	Condensed Consolidated Statements of Operations	3
	Condensed Consolidated Statement of Equity	4
	Condensed Consolidated Statements of Cash Flows	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	59
Item 4.	Controls and Procedures	59
PART II. OTHER INFORMATION		60
Item 1.	Legal Proceedings	60
Item 1A.	Risk Factors	60
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	73
Item 3.	Defaults Upon Senior Securities	73
Item 4.	Mine Safety Disclosures	73
Item 5.	Other Information	73
Item 6.	Exhibits	74
SIGNATURES		75
EXHIBIT INDEX		76

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

WILLIAM LYON HOMES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except number of shares and par value per share)

	Successor
	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Cash and cash equivalents — Note 1	$206,417	$71,075
Restricted cash — Note 1	853	853
Receivables	29,371	14,789
Real estate inventories — Note 4
Owned	506,773	421,630
Not owned	31,161	39,029
Deferred loan costs, net	6,926	7,036
Goodwill	14,209	14,209
Intangibles, net of accumulated amortization of $6,739 as of June 30, 2013 and $5,757 as of December 31, 2012	3,638	4,620
Other assets, net	7,327	7,906

Total assets	$806,675	$581,147

LIABILITIES AND EQUITY
Accounts payable	$21,613	$18,735
Accrued expenses	44,011	41,770
Liabilities from inventories not owned — Note 12	31,161	39,029
Notes payable — Note 5	51,631	13,248
8 1/2% Senior Notes due November 15, 2020 — Note 5	325,000	325,000

	473,416	437,782

Commitments and contingencies — Note 12
Redeemable convertible preferred stock:
Redeemable convertible preferred stock, par value $0.01 per share; zero and 9,696,970 shares authorized; zero and 9,334,030 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	—	71,246
Equity:
William Lyon Homes stockholders’ equity
Preferred Stock, par value $0.01 per share; 10,000,000 and no shares authorized; no shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	—	—
Common stock, Class A, par value $0.01 per share; 150,000,000 and 41,212,121 shares authorized; 27,623,629 and 8,499,558 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	276	85
Common stock, Class B, par value $0.01 per share; 30,000,000 and 6,060,606 shares authorized; 3,813,884 shares issued and outstanding at June 30, 2013 and December 31, 2012	38	38
Common stock, Class C, par value $0.01 per share; zero and 14,545,455 shares authorized; zero and 1,941,859 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	—	20
Common stock, Class D, par value $0.01 per share; zero and 3,636,364 shares authorized; zero and 302,945 shares outstanding at June 30, 2013 and December 31, 2012, respectively	—	3
Additional paid-in capital	309,634	74,168
Accumulated deficit	(8,284)	(11,602)

Total William Lyon Homes stockholders’ equity	301,664	62,712
Noncontrolling interest — Note 2	31,595	9,407

Total equity	333,259	72,119

Total liabilities and equity	$806,675	$581,147

See accompanying notes to condensed consolidated financial statements

WILLIAM LYON HOMES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except number of shares and per share data)

(unaudited)

	Successor				Predecessor
	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Period from February 25 through June 30, 2012	Period from January 1 through February 24, 2012
Operating revenue
Home sales	$120,648	$54,251	$197,082	$69,360	$16,687
Lots, land and other sales	3,248	90,800	3,248	90,800	—
Construction services — Note 1	7,542	6,233	11,961	9,428	8,883

	131,438	151,284	212,291	169,588	25,570

Operating costs
Cost of sales — homes	(96,647)	(46,085)	(159,975)	(59,143)	(14,598)
Cost of sales — lots, land and other	(2,838)	(85,187)	(2,838)	(85,192)	—
Construction services — Note 1	(5,299)	(5,755)	(9,337)	(8,651)	(8,223)
Sales and marketing	(6,135)	(3,570)	(10,803)	(4,663)	(1,944)
General and administrative	(9,292)	(6,272)	(17,816)	(8,485)	(3,302)
Amortization of intangible assets	(360)	(1,992)	(982)	(3,394)	—
Other	(566)	(858)	(1,051)	(1,457)	(187)

	(121,137)	(149,719)	(202,802)	(170,985)	(28,254)

Operating income (loss)	10,301	1,565	9,489	(1,397)	(2,684)
Interest expense, net of amounts capitalized — Note 1	(1,267)	(3,122)	(2,551)	(4,836)	(2,507)
Other income, net	56	1,329	143	1,376	230

Income (loss) before reorganization items	9,090	(228)	7,081	(4,857)	(4,961)
Reorganization items, net	—	(829)	(464)	(1,182)	233,458

Income (loss) before provision for income taxes	9,090	(1,057)	6,617	(6,039)	228,497
Provision for income taxes — Note 8	(10)	—	(10)	—	—

Net income (loss)	9,080	(1,057)	6,607	(6,039)	228,497
Less: Net income attributable to noncontrolling interest	(1,686)	(743)	(1,761)	(820)	(114)

Net income (loss) attributable to William Lyon Homes	7,394	(1,800)	4,846	(6,859)	228,383
Preferred stock dividends	(544)	(751)	(1,528)	(1,043)	—

Net income (loss) available to common stockholders	$6,850	$(2,551)	$3,318	$(7,902)	$228,383

Income (loss) per common share:
Basic	$0.31	$(0.23)	$0.18	$(0.70)	$228,383
Diluted	$0.29	$(0.23)	$0.17	$(0.70)	$228,383
Weighted average common shares outstanding:
Basic	22,103,841	11,236,102	18,297,264	11,224,774	1,000
Diluted	23,309,419	11,236,102	19,159,912	11,224,774	1,000

See accompanying notes to condensed consolidated financial statements

WILLIAM LYON HOMES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(in thousands)

(unaudited)

	William Lyon Homes Stockholders
	Common Stock		Additional Paid-In	Accumulated	Non- Controlling
	Shares	Amount	Capital	Deficit	Interest	Total
Balance — December 31, 2012	14,558	$146	$74,168	$(11,602)	$9,407	$72,119
Net income	—	—	—	4,846	1,761	6,607
Cash contributions by members of consolidated entities	—	—	—	—	34,848	34,848
Cash distributions to members of consolidated entities	—	—	—	—	(14,421)	(14,421)
Conversion of redeemable convertible preferred common stock to Class A common stock	9,334	93	70,293	—	—	70,386
Issuance of common stock, net of offering costs	7,178	72	163,849	—	—	163,921
Issuance of restricted stock	368	3	(3)	—	—	—
Stock based compensation	—	—	1,327	—	—	1,327
Preferred stock dividends	—	—	—	(1,528)	—	(1,528)

Balance — June 30, 2013	31,438	$314	$309,634	$(8,284)	$31,595	$333,259

See accompanying notes to condensed consolidated financial statements

WILLIAM LYON HOMES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Successor		Predecessor
	Six Months Ended June 30, 2013	Period from February 25 through June 30, 2012	Period from January 1 through February 24, 2012
Operating activities
Net income (loss)	$6,607	$(6,039)	$228,497
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	1,627	3,739	586
Stock based compensation expense	1,327	—	—
Loss on sale of property and equipment	4	—	—
Reorganization items:
Cancellation of debt	—	—	(298,831)
Plan implementation and fresh start adjustments	—	—	49,302
Write off of deferred loan costs	—	—	8,258
Gain (loss) on extinguishment of debt	—	(975)	—
Net changes in operating assets and liabilities:
Restricted cash	—	(35)	—
Receivables	(14,582)	(818)	941
Real estate inventories — owned	(68,905)	43,504	(7,047)
Real estate inventories — not owned	7,868	1,250	1,250
Other assets	1,945	(322)	206
Accounts payable	2,878	2,611	4,618
Accrued expenses	2,404	3,349	(3,851)
Liabilities from real estate inventories not owned	(7,868)	(1,250)	(1,250)

Net cash (used in) provided by operating activities	(66,695)	45,014	(17,321)

Investing activities
Purchases of property and equipment	(1,536)	(22)	—

Net cash used in investing activities	(1,536)	(22)	—

Financing activities
Proceeds from borrowings on notes payable	41,260	—	—
Principal payments on notes payable	(19,115)	(60,948)	(616)
Proceeds from reorganization	—	—	30,971
Proceeds from issuance of convertible preferred stock	—	—	50,000
Proceeds from debtor in possession financing	—	—	5,000
Principal payment of debtor in possession financing	—	—	(5,000)
Payment of deferred loan costs	(370)	—	(2,491)
Proceeds from issuance of common stock	179,438	—	—
Offering costs related to issuance of common stock	(15,517)	—	—
Payment of preferred stock dividends	(2,550)	(540)	—
Noncontrolling interest contributions	34,848	15,077	1,825
Noncontrolling interest distributions	(14,421)	(9,196)	(1,897)

Net cash provided by (used in) financing activities	203,573	(55,607)	77,792

Net increase (decrease) in cash and cash equivalents	135,342	(10,615)	60,471
Cash and cash equivalents — beginning of period	71,075	80,532	20,061

Cash and cash equivalents — end of period	$206,417	$69,917	$80,532

Supplemental disclosures of non-cash investing and financing activities:
Conversion of convertible preferred stock to common stock	$70,386	$—	$—

Issuance of common stock related to land acquisition	$—	$10,500	$—

Issuance of note payable related to land acquisition	$16,238	$—	$—

Land contributed in lieu of cash for common stock	$—	$—	$4,029

Preferred stock dividends, accrued	$—	$503	$—

Accretion of Senior Subordinated Secured Notes for payable in kind interest	$—	$916	$—

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

Initial Public Offering

On May 21, 2013, the Company completed its initial public offering of 10,005,000 shares of Class A Common Stock, which consisted of 7,177,500 shares sold by the Company and 2,827,500 shares sold by the selling stockholder. The 10,005,000 shares in the offering were sold at a price to the public of $25.00 per share. The Company raised total net proceeds of approximately $163.9 million in the offering, after deducting the underwriting discount and estimated offering expenses. The Company did not receive any proceeds from the sale of shares by the selling stockholder.

The Company’s authorized capital stock consists of 190,000,000 shares, 150,000,000 of which are designated as Class A Common Stock with a par value of $0.01 per share, 30,000,000 of which are designated as Class B Common Stock with a par value of $0.01 per share and 10,000,000 of which are designated as preferred stock with a par value of $0.01 per share.

In connection with the initial public offering, Parent completed a common stock recapitalization which included a 1-for-8.25 reverse stock split of its Class A Common Stock (the “Class A Reverse Split”), the conversion of all outstanding shares of Parent’s Class C Common Stock, Class D Common Stock and Convertible Preferred Stock into Class A Common Stock on a one-for-one basis and was automatically adjusted for the Class A Reverse Split, and a 1-for-8.25 reverse stock split of its Class B Common Stock. The effect of the reverse stock split is retroactively applied to the Condensed Consolidated Balance Sheet as of December 31, 2012, the Condensed Consolidated Statements of Operations for the three months ended June 30, 2012 and the period from February 25, 2015 through June 30, 2012, and the Condensed Consolidated Statement of Equity, presented herein. Upon completion of the initial public offering, Parent had 27,623,629 shares of Class A Common Stock outstanding, excluding shares issuable upon exercise of outstanding stock options, and 3,813,884 shares of Class B Common Stock outstanding, excluding shares underlying a warrant to purchase additional shares of Class B Common Stock. The warrant was amended to extend the term from five years to ten years, and the warrant will now expire on February 24, 2022. The change to the warrant had no corresponding impact on the financial statements.

Basis of Presentation

The preparation of the Company’s financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities as of June 30, 2013 and December 31, 2012 and revenues and expenses for the three months ended June 30, 2013 and 2012, the six months ended June 30, 2013, the period from January 1, 2012 through February 24, 2012, and the period from February 25, 2012 through June 30, 2012. Accordingly, actual results could differ from those estimates. The significant accounting policies using estimates include real estate inventories and cost of sales, impairment of real estate inventories, warranty reserves, loss contingencies, sales and profit recognition, accounting for variable interest entities, and fresh start accounting. The current economic environment increases the uncertainty inherent in these estimates and assumptions.

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

A provision for warranty costs relating to the Company’s limited warranty plans is included in cost of sales and accrued expenses at the time the sale of a home is recorded. The Company generally reserves approximately one to one and one quarter percent of the sales price of its homes against the possibility of future charges relating to its one-year limited warranty and similar potential claims, except for Colorado, where the Company provides a third party warranty policy upon close of escrow. Factors that affect the Company’s warranty liability include the number of homes under warranty, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary. Changes in the Company’s warranty liability for the six months ended June 30, 2013, the period from February 25, 2012 through June 30, 2012, and the period from January 1, 2012 through February 24, 2012, are as follows (in thousands):

	Successor		Predecessor
	Six Months Ended June 30, 2013	Period from February 25 through June 30, 2012	Period from January 1 through February 24, 2012
Warranty liability, beginning of period	$14,317	$14,000	$14,314
Warranty provision during period	1,732	770	187
Warranty payments during period	(2,569)	(1,121)	(845)
Warranty charges related to pre-existing warranties during period	226	70	85
Warranty charges related to construction services projects	144	183	114
Fresh start adjustment	—	—	145

Warranty liability, end of period	$13,850	$13,902	$14,000

Interest incurred under the Company’s debt obligations, as more fully discussed in Note 5, is capitalized to qualifying real estate projects under development. Any additional interest charges related to real estate projects not under development are expensed in the period incurred. Interest activity for the three months ended June 30, 2013 and 2012, the six months ended June 30, 2013, the period from February 25, 2012 through June 30, 2012, and the period from January 1, 2012 through February 24, 2012, are as follows (in thousands):

	Successor				Predecessor
	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Period from February 25 through June 30, 2012	Period from January 1 through February 24, 2012
Interest incurred	$7,849	$9,373	$15,000	$13,607	$7,145
Less: Interest capitalized	6,582	6,251	12,449	8,771	4,638

Interest expense, net of amounts capitalized	$1,267	$3,122	$2,551	$4,836	$2,507

Cash paid for interest	$14,350	$10,269	$14,350	$11,746	$8,924

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

Cash and Cash Equivalents

Short-term investments with a maturity of three months or less when purchased are considered cash equivalents. The Company’s cash and cash equivalents balance exceeds federally insurable limits as of June 30, 2013 and December 31, 2012. The Company monitors the cash balances in its operating accounts and adjusts the cash balances between accounts based on operational needs; however, these cash balances could be negatively impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts.

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

Income (loss) per common share

The Company computes income (loss) per common share in accordance with FASB ASC Topic 260, Earnings per Share. Basic income (loss) per common share is computed by dividing income or loss available to common stockholders by the weighted average number of shares of common stock outstanding. For purposes of determining diluted income (loss) per common share, basic income (loss) per common share is further adjusted to include the effect of potential dilutive common shares outstanding.

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

Note 2—Variable Interest Entities and Noncontrolling Interests

During the three and six months ended June 30, 2013, the Company formed two joint ventures, Lyon Whistler, LLC and Brentwood Palmilla Owner, LLC, and during the year ended December 31, 2012, the Company formed one joint venture, Lyon Branches, LLC, for the purpose of land development and homebuilding activities which we have determined to be VIEs. The Company, as the managing member, has the power to direct the activities of the VIEs since it manages the daily operations and has exposure to the risks and rewards of the VIEs, as based on the division of income and loss per the joint venture agreements. Therefore, the Company is the primary beneficiary of the joint ventures, and the VIEs were consolidated as of June 30, 2013 and December 31, 2012.

As of June 30, 2013, the assets of the consolidated VIEs totaled $73.6 million, of which $1.6 million was cash and $66.5 million was real estate inventories. The liabilities of the consolidated VIEs totaled $24.6 million, primarily comprised of notes payable of $22.0 million, accounts payable and accrued liabilities.

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

The Company’s homebuilding operations design, construct and sell a wide range of homes designed to meet the specific needs in each of its markets. In accordance with the aggregation criteria defined by ASC 280, the Company’s homebuilding operating segments have been grouped into five reportable segments: Southern California, consisting of an operating division with operations in Orange, Los Angeles, San Bernardino and San Diego counties; Northern California, consisting of an operating division with operations in Contra Costa, San Joaquin and Santa Clara counties; Arizona, consisting of operations in the Phoenix, Arizona metropolitan area; Nevada, consisting of operations in the Las Vegas, Nevada metropolitan area; and Colorado, consisting of operations in the Denver, Colorado metropolitan area, Fort Collins, and Granby, Colorado markets. Colorado does not meet the quantitative requirements for segment reporting per ASC 280, however management believes that information about the segment is useful to readers of the financial statements.

Corporate develops and implements strategic initiatives and supports the Company’s operating divisions by centralizing key administrative functions such as finance and treasury, information technology, risk management and litigation and human resources.

Segment financial information relating to the Company’s operations was as follows (in thousands):

	Successor				Predecessor
	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Period from February 25 through June 30, 2012	Period from January 1 through February 24, 2012
Operating revenue:
Southern California	$44,304	$24,533	$55,550	$32,090	$7,759
Northern California	14,988	101,892	28,325	105,566	11,014
Arizona	33,549	17,689	55,178	21,477	4,316
Nevada	17,740	7,170	32,501	10,455	2,481
Colorado	20,857	—	40,737	—	—

Total operating revenue	$131,438	$151,284	$212,291	$169,588	$25,570

	Successor				Predecessor
	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Period from February 25 through June 30, 2012	Period from January 1 through February 24, 2012
Net income (loss):
Southern California	$6,100	$(1,744)	$5,426	$(2,729)	$(19,131)
Northern California	2,904	7,833	4,034	7,592	6,195
Arizona	3,723	179	4,808	(289)	9,928
Nevada	1,457	(1,165)	2,526	(1,638)	(1,738)
Colorado	722	—	1,445	—	—
Corporate	(5,826)	(6,160)	(11,632)	(8,975)	233,243

Net income (loss)	$9,080	$(1,057)	$6,607	$(6,039)	$228,497

	Successor
	June 30, 2013	December 31, 2012
Homebuilding assets:
Southern California	$263,555	$195,688
Northern California	49,746	31,293
Arizona	172,247	173,847
Nevada	62,674	51,141
Colorado	30,964	37,668
Corporate (1)	227,489	91,510

Total homebuilding assets	$806,675	$581,147

(1)	Comprised primarily of cash and cash equivalents, receivables, deferred loan costs, and other assets.

Note 4—Real Estate Inventories

Real estate inventories consist of the following (in thousands):

	Successor
	June 30, 2013	December 31, 2012
Real estate inventories owned:
Land deposits	$29,724	$31,855
Land and land under development	356,549	318,327
Homes completed and under construction	103,664	50,847
Model homes	16,836	20,601

Total	$506,773	$421,630

Real estate inventories not owned: (1)
Other land options contracts — land banking arrangement	$31,161	$39,029

(1)	Represents the consolidation of a land banking arrangement. Although the Company is not obligated to purchase the lots, based on certain factors, the Company has determined it is economically compelled to purchase the lots in the land banking arrangement. Amounts are net of deposits.

As of February 24, 2012, the Company made fair value adjustments to inventory in accordance with fresh start accounting. During the six months ended June 30, 2013, and the period from February 25, 2012 through June 30, 2012, the Company did not record any impairments.

Note 5—Senior Notes and Secured Indebtedness

	Successor
	June 30, 2013	December 31, 2012
Senior notes:
8 1/2% Senior Notes due November 15, 2020	$325,000	$325,000

Notes payable:
Revolving line of credit loan agreement	$13,359	$—
Construction notes payable	22,034	13,248
Seller financing	16,238	—

Total senior notes and notes payable	$376,631	$338,248

As of June 30, 2013, the maturities of the notes payable and 8 1/ 2% Senior Notes are as follows (in thousands):

Year Ended June 30,
2013	$—
2014	1,762
2015	18,198
2016	31,671
2017	—
Thereafter	325,000

$376,631

Senior Notes

8 1/2% Senior Notes Due 2020

On November 8, 2012, William Lyon Homes, Inc., a California corporation and wholly-owned subsidiary of the Company (“California Lyon”) completed its offering of 8 1/2% Senior Notes due 2020, or the New Notes, in an aggregate principal amount of $325 million. The New Notes were issued at 100% of their aggregate principal amount. The Company used the net proceeds from the sale of the New Notes, together with cash on hand, to refinance the Company’s (i) $235 million 10.25% Senior Secured Term Loan due 2015, (ii) approximately $76 million in aggregate principal amount of 12% Senior Subordinated Secured Notes due 2017, (iii) approximately $11 million in principal amount of project related debt, and (iv) to pay accrued and unpaid interest thereon.

As of both June 30, 2013 and December 31, 2012, the outstanding principal amount of the New Notes was $325 million. The New Notes bear interest at an annual rate of 8.5% per annum and is payable semiannually in arrears on May 15 and November 15, commencing on May 15, 2013, and mature on November 15, 2020. The New Notes are senior unsecured obligations of California Lyon and are unconditionally guaranteed on a senior subordinated secured basis by Parent and by certain of Parent’s existing and future restricted subsidiaries. The New Notes and the guarantees rank senior to all of California Lyon’s and the guarantors’ existing and future unsecured senior debt and senior in right of payment to all of California Lyon’s and the guarantors’ future subordinated debt. The New Notes and the guarantees are and will be effectively junior to any of California Lyon’s and the guarantors’ existing and future secured debt.

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

The indenture governing the New Notes (the “Indenture”) contains covenants that limit the ability of the Company and its restricted subsidiaries to, among other things: (i) incur or guarantee certain additional indebtedness; (ii) pay dividends or make other distributions or repurchase stock; (iii) make certain investments; (iv) sell assets; (v) incur liens; (vi) enter into agreements restricting the ability of the Company’s restricted subsidiaries to pay dividends or transfer assets; (vii) enter into transactions with affiliates; (viii) create unrestricted subsidiaries; and (viii) consolidate, merge or sell all or substantially all of the Company’s and California Lyon’s assets. These covenants are subject to a number of important exceptions and qualifications as described in the Indenture. The Company was in compliance with all such covenants as of June 30, 2013.

Notes Payable

Revolving Line of Credit Loan Agreement

On March 5, 2013, California Lyon entered into a Revolving Line of Credit Loan Agreement (the “CB&T Loan Agreement”), with California Bank & Trust (“CB&T”), providing for a revolving line of credit of $30.0 million (the “CB&T Loan”). The CB&T Loan, as amended, provides California Lyon with funds for the development of residential lots, the construction of existing and future residential home projects within the states of California, Arizona, Nevada and Colorado, the issuance of letters of credit for the payment of costs incurred or associated with those projects and other general corporate purposes. In connection with the execution of the CB&T Loan Agreement, California Lyon issued a promissory note (the “CB&T Promissory Note”), and together with the CB&T Loan Agreement and any ancillary documents and agreements executed pursuant to the CB&T Loan Agreement, (the “CB&T Loan Documents”), in favor of CB&T. California Lyon’s obligations under the CB&T Loan are secured by, among other things, a first lien on and security interest in all the real and personal property comprising each qualified project that is secured by the CB&T Loan. Borrowings under the CB&T Loan Agreement, bear interest, payable monthly, at California Lyon’s option of either (i) a fixed rate at LIBOR plus 3.00% per annum or (ii) a variable rate at the Prime Rate, as adjusted by CB&T in accordance with the CB&T Loan Agreement, plus 1.00% per annum. The floor interest rate for borrowings under the CB&T Loan Agreement range from 4.25% to 5.00%, depending on California Lyon’s total debt to tangible net worth ratio. Beginning on March 5, 2015, the maximum amount available under the CB&T Loan will be reduced by $7.5 million every 90 days until the CB&T Loan matures. The CB&T Loan will mature on March 5, 2016.

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

In March 2013, one of the outstanding construction loans payable and its underlying collateral was rolled into the CB&T Loan. As of June 30, 2013, there was $13.4 million outstanding under the CB&T Loan at an interest rate of 4.75%. In July 2013, the Company repaid all of the outstanding balance of the CB&T loan, and did not have additional borrowings as of August 5, 2013.

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

The second construction note payable agreement has total availability under the facility of $17.0 million, to be drawn for land development and construction on one of its joint venture projects. The loan matures in March 2015 and bears interest at prime rate + 1%, with a rate floor of 5.0%, which was the interest rate as of June 30, 2013. As of June 30, 2013 and December 31, 2012, the Company had borrowed $3.7 million and $5.4 million, respectively, under this facility. The loan will be repaid with proceeds from home closings of the project, is secured by the underlying project, and is guaranteed by the Company.

In June 2013, the Company entered into another construction note payable agreement. The agreement has total availability under the facility of $28.0 million, to be drawn for land development and construction on one of its wholly-owned projects. The loan matures in June 2016 and bears interest at the prime rate + 0.5%, with a rate floor of 4.0%, which was the interest rate as of June 30, 2013. As of June 30, 2013, the Company had borrowed $18.3 million under this facility. The loan will be repaid with proceeds from home closings of the project, is secured by the underlying project, and is guaranteed by the Company.

Seller Financing

At June 30, 2013, the Company had $16.2 million of notes payable outstanding related to two land acquisitions for which seller financing was provided. The first note had a balance of $1.8 million as of June 30, 2013, bears interest at 3% per annum, is secured by the underlying land, and matures in March 2014. The second note had a balance of $14.4 million as of June 30, 2013, bears interest at 7% per annum, is secured by the underlying land, and matures in May 2015.

GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS

The following consolidating financial information includes:

(1) Consolidating balance sheets as of June 30, 2013 and December 31, 2012; consolidating statements of operations for the three months ended June 30, 2013 and 2012, the six months ended June 30, 2013, the period from February 25, 2012 through June 30, 2012, and the period from January 1, 2012 through February 24, 2012; and consolidating statements of cash flows for the six months ended June 30, 2013, the period from February 25, 2012 through June 30, 2012, and the period from January 1, 2012 through February 24, 2012, of (a) William Lyon Homes, as the parent, or “Delaware Lyon”, (b) William Lyon Homes, Inc., as the subsidiary issuer, or “California Lyon”, (c) the guarantor subsidiaries, (d) the non-guarantor subsidiaries and (e) William Lyon Homes, Inc. on a consolidated basis; and

(2) Elimination entries necessary to consolidate Delaware Lyon, with William Lyon Homes, Inc. and its guarantor and non-guarantor subsidiaries.

William Lyon Homes owns 100% of all of its guarantor subsidiaries and all guarantees are full and unconditional, joint and several. As a result, in accordance with Rule 3-10 (d) of Regulation S-X promulgated by the SEC, no separate financial statements are required for these subsidiaries as of June 30, 2013 and December 31, 2012, and for the three months ended June 30, 2013 and 2012, the six months ended June 30, 2013, the period from February 25, 2012 through June 30, 2012, and the period from January 1, 2012 through February 24, 2012.

CONDENSED CONSOLIDATING BALANCE SHEET

(Unaudited)

June 30, 2013 (Successor)

(in thousands)

	Unconsolidated
	Delaware	California	Guarantor	Non-Guarantor	Eliminating	Consolidated
	Lyon	Lyon	Subsidiaries	Subsidiaries	Entries	Company
ASSETS
Cash and cash equivalents	$—	$204,082	$187	$2,148	$—	$206,417
Restricted cash	—	853	—	—	—	853
Receivables	—	22,632	1,173	5,566	—	29,371
Real estate inventories
Owned	—	408,887	29,142	68,744	—	506,773
Not owned	—	31,161	—	—	—	31,161
Deferred loan costs	—	6,926	—	—	—	6,926
Goodwill	—	14,209	—	—	—	14,209
Intangibles	—	3,638	—	—	—	3,638
Other assets	—	6,084	928	315	—	7,327
Investments in subsidiaries	301,665	30,068	—	—	(331,733)	—
Intercompany receivables	—	26,909	194,981	18,865	(240,755)	—

Total assets	$301,665	$755,449	$226,411	$95,638	$(572,488)	$806,675

LIABILITIES AND EQUITY
Accounts payable	$—	$18,596	$1,068	$1,949	$—	$21,613
Accrued expenses	—	43,148	780	83	—	44,011
Liabilities from inventories not owned	—	31,161	—	—	—	31,161
Notes payable	—	27,835	1,762	22,034	—	51,631
8 1/2% Senior Notes	—	325,000	—	—	—	325,000
Intercompany payables	—	203,937	26,909	9,909	(240,755)	—

Total liabilities	—	649,677	30,519	33,975	(240,755)	473,416
Equity
William Lyon Homes stockholders’ equity	301,665	105,772	195,892	30,068	(331,733)	301,664
Noncontrolling interest	—	—	—	31,595	—	31,595

Total liabilities and equity	$301,665	$755,449	$226,411	$95,638	$(572,488)	$806,675

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2012 (Successor)

(in thousands)

	Unconsolidated
	Delaware	California	Guarantor	Non-Guarantor	Eliminating	Consolidated
	Lyon	Lyon	Subsidiaries	Subsidiaries	Entries	Company
ASSETS
Cash and cash equivalents	$—	$69,376	$65	$1,634	$—	$71,075
Restricted cash	—	853	—	—	—	853
Receivables	—	11,278	296	3,215	—	14,789
Real estate inventories
Owned	—	398,952	13	22,665	—	421,630
Not owned	—	39,029	—	—	—	39,029
Deferred loan costs	—	7,036	—	—	—	7,036
Goodwill	—	14,209	—	—	—	14,209
Intangibles	—	4,620	—	—	—	4,620
Other assets	—	7,437	146	323	—	7,906
Investments in subsidiaries	62,712	22,148	—	—	(84,860)	—
Intercompany receivables	—	—	207,239	18,935	(226,174)	—

Total assets	$62,712	$574,938	$207,759	$46,772	$(311,034)	$581,147

LIABILITIES AND EQUITY (DEFICIT)
Accounts payable	$—	$17,998	$39	$698	$—	$18,735
Accrued expenses	—	41,505	213	52	—	41,770
Liabilities from inventories not owned	—	39,029	—	—	—	39,029
Notes payable	—	7,809	—	5,439	—	13,248
8 1/2% Senior Notes	—	325,000	—	—	—	325,000
Intercompany payables	—	217,146	—	9,028	(226,174)	—

Total liabilities	—	648,487	252	15,217	(226,174)	437,782
Redeemable convertible preferred stock	—	71,246	—	—	—	71,246
Equity (deficit)
William Lyon Homes stockholders’ equity (deficit)	62,712	(144,795)	207,507	22,148	(84,860)	62,712
Noncontrolling interest	—	—	—	9,407	—	9,407

Total liabilities and equity (deficit)	$62,712	$574,938	$207,759	$46,772	$(311,034)	$581,147

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(Unaudited)

Three Months Ended June 30, 2013 (Successor)

(in thousands)

	Unconsolidated
	Delaware	California	Guarantor	Non-Guarantor	Eliminating	Consolidated
	Lyon	Lyon	Subsidiaries	Subsidiaries	Entries	Company
Operating revenue
Sales	$—	$62,880	$51,158	$9,858	$—	$123,896
Construction services	—	7,542	—	—	—	7,542
Management fees	—	271	—	—	(271)	—

	—	70,693	51,158	9,858	(271)	131,438

Operating costs
Cost of sales	—	(50,161)	(42,719)	(6,876)	271	(99,485)
Construction services	—	(5,299)	—	—	—	(5,299)
Sales and marketing	—	(3,373)	(2,480)	(282)	—	(6,135)
General and administrative	—	(8,867)	(412)	(13)	—	(9,292)
Amortization of intangible assets	—	(360)	—	—	—	(360)
Other	—	(566)	—	—	—	(566)

	—	(68,626)	(45,611)	(7,171)	271	(121,137)
Income from subsidiaries	7,394	5,453	—	—	(12,847)	—

Operating income	7,394	7,520	5,547	2,687	(12,847)	10,301
Interest expense, net of amounts capitalized	—	(1,220)	(47)	—	—	(1,267)
Other income (expense), net	—	391	(10)	(325)	—	56

Income before provision for income taxes	7,394	6,691	5,490	2,362	(12,847)	9,090
Provision for income taxes	—	(10)	—	—	—	(10)

Net income	7,394	6,681	5,490	2,362	(12,847)	9,080
Less: Net income attributable to noncontrolling interest	—	—	—	(1,686)	—	(1,686)

Net income attributable to William Lyon Homes	7,394	6,681	5,490	676	(12,847)	7,394
Preferred stock dividends	(544)	—	—	—	—	(544)

Net income available to common stockholders	$6,850	$6,681	$5,490	$676	$(12,847)	$6,850

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(Unaudited)

Three Months Ended June 30, 2012 (Successor)

(in thousands)

	Unconsolidated
	Delaware	California	Guarantor	Non-Guarantor	Eliminating	Consolidated
	Lyon	Lyon	Subsidiaries	Subsidiaries	Entries	Company
Operating revenue
Sales	$—	$33,240	$17,688	$94,123	$—	$145,051
Construction services	—	6,233	—	—	—	6,233
Management fees	—	191	—	—	(191)	—

	—	39,664	17,688	94,123	(191)	151,284

Operating costs
Cost of sales	—	(28,449)	(15,449)	(87,565)	191	(131,272)
Construction services	—	(5,755)	—	—	—	(5,755)
Sales and marketing	—	(2,488)	(826)	(256)	—	(3,570)
General and administrative	—	(6,187)	(83)	(2)	—	(6,272)
Amortization of intangible assets		(1,992)				(1,992)
Other	—	(622)	(1)	(235)	—	(858)

	—	(45,493)	(16,359)	(88,058)	191	(149,719)
(Loss) income from subsidiaries	(1,800)	7,466	—	—	(5,666)	—

Operating income (loss)	(1,800)	1,637	1,329	6,065	(5,666)	1,565
Interest expense, net of amounts capitalized	—	(2,970)	—	(152)	—	(3,122)
Other income (expense), net	—	342	20	967	—	1,329

(Loss) income before reorganization items	(1,800)	(991)	1,349	6,880	(5,666)	(228)
Reorganization items, net	—	(829)	—	—	—	(829)

Net (loss) income	(1,800)	(1,820)	1,349	6,880	(5,666)	(1,057)
Less: Net income attributable to noncontrolling interest	—	—	—	(743)	—	(743)

Net (loss) income attributable to William Lyon Homes	(1,800)	(1,820)	1,349	6,137	(5,666)	(1,800)
Preferred stock dividends	(751)	—	—	—	—	(751)

Net (loss) income available to common stockholders	$(2,551)	$(1,820)	$1,349	$6,137	$(5,666)	$(2,551)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(Unaudited)

Six Months Ended June 30, 2013 (Successor)

(in thousands)

	Unconsolidated
	Delaware	California	Guarantor	Non-Guarantor	Eliminating	Consolidated
	Lyon	Lyon	Subsidiaries	Subsidiaries	Entries	Company
Operating revenue
Sales	$—	$97,805	$92,667	$9,858	$—	$200,330
Construction services	—	11,961	—	—	—	11,961
Management fees	—	271	—	—	(271)	—

	—	110,037	92,667	9,858	(271)	212,291

Operating costs
Cost of sales	—	(78,355)	(77,933)	(6,796)	271	(162,813)
Construction services	—	(9,337)	—	—	—	(9,337)
Sales and marketing	—	(5,732)	(4,561)	(510)	—	(10,803)
General and administrative	—	(16,699)	(1,098)	(19)	—	(17,816)
Amortization of intangible assets	—	(982)	—	—	—	(982)
Other	—	(1,050)	(1)	—	—	(1,051)

	—	(112,155)	(83,593)	(7,325)	271	(202,802)
Income from subsidiaries	4,846	7,667	—	—	(12,513)	—

Operating income	4,846	5,549	9,074	2,533	(12,513)	9,489
Interest expense, net of amounts capitalized	—	(2,425)	(126)	—	—	(2,551)
Other income (expense), net	—	764	(13)	(608)	—	143

Income before reorganization items and provision for income taxes	4,846	3,888	8,935	1,925	(12,513)	7,081
Reorganization items, net	—	(464)	—	—	—	(464)

Income before provision for income taxes	4,846	3,424	8,935	1,925	(12,513)	6,617
Provision for income taxes	—	(10)	—	—	—	(10)

Net income	4,846	3,414	8,935	1,925	(12,513)	6,607
Less: Net income attributable to noncontrolling interest	—	—	—	(1,761)	—	(1,761)

Net income attributable to William Lyon Homes	4,846	3,414	8,935	164	(12,513)	4,846
Preferred stock dividends	(1,528)	—	—	—	—	(1,528)

Net income available to common stockholders	$3,318	$3,414	$8,935	$164	$(12,513)	$3,318

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(Unaudited)

Period from February 25, 2012 through

June 30, 2012 (Successor)

(in thousands)

	Unconsolidated
	Delaware	California	Guarantor	Non-Guarantor	Eliminating	Consolidated
	Lyon	Lyon	Subsidiaries	Subsidiaries	Entries	Company
Operating revenue
Sales	$—	$43,151	$21,476	$95,533	$—	$160,160
Construction services	—	9,428	—	—	—	9,428
Management fees	—	256	—	—	(256)	—

	—	52,835	21,476	95,533	(256)	169,588

Operating costs
Cost of sales	—	(36,957)	(18,826)	(88,808)	256	(144,335)
Construction services	—	(8,651)	—	—	—	(8,651)
Sales and marketing	—	(3,274)	(1,036)	(353)	—	(4,663)
General and administrative	—	(8,367)	(116)	(2)	—	(8,485)
Amortization of intangible assets	—	(3,394)	—	—	—	(3,394)
Other	—	(1,125)	(1)	(331)	—	(1,457)

	—	(61,768)	(19,979)	(89,494)	256	(170,985)
(Loss) income from subsidiaries	(6,859)	7,468	—	—	(609)	—

Operating (loss) income	(6,859)	(1,465)	1,497	6,039	(609)	(1,397)
Interest expense, net of amounts capitalized	—	(4,620)	—	(216)	—	(4,836)
Other income, net	—	402	8	966	—	1,376

(Loss) income before reorganization items	(6,859)	(5,683)	1,505	6,789	(609)	(4,857)
Reorganization items, net	—	(1,183)	1	—	—	(1,182)

Net (loss) income	(6,859)	(6,866)	1,506	6,789	(609)	(6,039)
Less: Net income attributable to noncontrolling interest	—	—	—	(820)	—	(820)

Net (loss) income attributable to William Lyon Homes	(6,859)	(6,866)	1,506	5,969	(609)	(6,859)
Preferred stock dividends	(1,043)	—	—	—	—	(1,043)

Net (loss) income available to common stockholders	$(7,902)	$(6,866)	$1,506	$5,969	$(609)	$(7,902)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(Unaudited)

Period from January 1, 2012 through

February 24, 2012 (Predecessor)

(in thousands)

	Unconsolidated
	Delaware	California	Guarantor	Non-Guarantor	Eliminating	Consolidated
	Lyon	Lyon	Subsidiaries	Subsidiaries	Entries	Company
Operating revenue
Home sales	$—	$10,024	$4,316	$2,347	$—	$16,687
Construction services	—	8,883	—	—	—	8,883
Management fees	—	110	—	—	(110)	—

	—	19,017	4,316	2,347	(110)	25,570

Operating costs
Cost of sales — homes	—	(8,819)	(3,820)	(2,069)	110	(14,598)
Construction services	—	(8,223)	—	—	—	(8,223)
Sales and marketing	—	(1,496)	(260)	(188)	—	(1,944)
General and administrative	—	(3,246)	(56)	—	—	(3,302)
Other	—	(16)	—	(171)	—	(187)

	—	(21,800)	(4,136)	(2,428)	110	(28,254)
Income from subsidiaries	228,383	11,536	—	—	(239,919)	—

Operating income (loss)	228,383	8,753	180	(81)	(239,919)	(2,684)
Interest expense, net of amounts capitalized	—	(2,407)	—	(100)	—	(2,507)
Other income (expense), net	—	266	(25)	(11)	—	230

Income (loss) before reorganization items and provision for income taxes	228,383	6,612	155	(192)	(239,919)	(4,961)
Reorganization items, net	—	221,796	(1)	11,663	—	233,458

Net income	228,383	228,408	154	11,471	(239,919)	228,497
Less: Net income attributable to noncontrolling interest	—	—	—	(114)	—	(114)

Net income attributable to William Lyon Homes	$228,383	$228,408	$154	$11,357	$(239,919)	$228,383

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(Unaudited)

Six Months Ended June 30, 2013 (Successor)

(in thousands)

	Unconsolidated
	Delaware	California	Guarantor	Non-Guarantor	Eliminating	Consolidated
	Lyon	Lyon	Subsidiaries	Subsidiaries	Entries	Company
Operating activities
Net cash (used in) provided by operating activities	$—	$(1,237)	$(20,235)	$(45,223)	$—	$(66,695)

Investing activities
Purchases of property and equipment	—	(1,522)	(22)	8	—	(1,536)
Investments in subsidiaries	—	(253)	—	—	253	—

Net cash (used in) provided by investing activities	—	(1,775)	(22)	8	253	(1,536)

Financing activities
Proceeds from borrowings on notes payable	—	16,764	1,762	22,734	—	41,260
Principal payments on notes payable	—	(12,976)	—	(6,139)	—	(19,115)
Payment of deferred loan costs	—	(370)	—	—	—	(370)
Proceeds from issuance of common stock	—	179,438	—	—	—	179,438
Offering costs related to issuance of common stock	—	(15,517)	—	—	—	(15,517)
Payment of preferred stock dividends	—	(2,550)	—	—	—	(2,550)
Noncontrolling interest contributions	—	—	—	34,848	—	34,848
Noncontrolling interest distributions	—	—	—	(14,421)	—	(14,421)
Advances to affiliates	—	—	(20,550)	7,756	12,794	—
Intercompany receivables/payables	—	26,746	12,258	951	(39,955)	—

Net cash provided by (used in) financing activities	—	191,535	(6,530)	45,729	(27,161)	203,573

Net increase (decrease) in cash and cash equivalents	—	188,523	(26,787)	514	(26,908)	135,342
Cash and cash equivalents at beginning of period	—	69,376	65	1,634	—	71,075

Cash and cash equivalents at end of period	$—	$257,899	$(26,722)	$2,148	$(26,908)	$206,417

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(Unaudited)

Period from February 25, 2012 through

June 30, 2012 (Successor)

(in thousands)

	Unconsolidated
	Delaware	California	Guarantor	Non-Guarantor	Eliminating	Consolidated
	Lyon	Lyon	Subsidiaries	Subsidiaries	Entries	Company
Operating activities
Net cash (used in) provided by operating activities	$—	$(23,533)	$1,480	$67,067	$—	$45,014

Investing activities
Purchases of property and equipment	—	(22)	(6)	6	—	(22)
Investments in subsidiaries	—	(4,843)	—	—	4,843	—

Net cash (used in) provided by investing activities	—	(4,865)	(6)	6	4,843	(22)

Financing activities
Payment of preferred stock dividends	—	(540)	—	—	—	(540)
Principal payments on notes payable	—	(4,173)	—	(56,775)	—	(60,948)
Noncontrolling interest contributions	—	—	—	15,077	—	15,077
Noncontrolling interest distributions	—	—	—	(9,196)	—	(9,196)
Advances to affiliates	—	—	1	(3,304)	3,303	—
Intercompany receivables/payables	—	22,437	(1,453)	(12,838)	(8,146)	—

Net cash provided by (used in) financing activities	—	17,724	(1,452)	(67,036)	(4,843)	(55,607)

Net (decrease) increase in cash and cash equivalents	—	(10,674)	22	37	—	(10,615)
Cash and cash equivalents at beginning of period	—	76,158	52	4,322	—	80,532

Cash and cash equivalents at end of period	$—	$65,484	$74	$4,359	$—	$69,917

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(Unaudited)

Period from January 1, 2012 through

February 24, 2012 (Predecessor)

(in thousands)

	Unconsolidated
	Delaware	California	Guarantor	Non-Guarantor	Eliminating	Consolidated
	Lyon	Lyon	Subsidiaries	Subsidiaries	Entries	Company
Operating activities
Net cash (used in) provided by operating activities	$—	$(13,638)	$181	$(3,864)	$—	$(17,321)

Investing activities
Purchases of property and equipment	—	(419)	(3)	422	—	—
Investments in subsidiaries	—	183	—	—	(183)	—

Net cash (used in) provided by investing activities	—	(236)	(3)	422	(183)	—

Financing activities
Principal payments on notes payable	—	(116)	—	(500)	—	(616)
Proceeds from reorganization	—	30,971	—	—	—	30,971
Proceeds from issuance of convertible preferred stock	—	50,000	—	—	—	50,000
Proceeds from debtor in possession financing	—	5,000	—	—	—	5,000
Principal payment of debtor in possession financing	—	(5,000)	—	—	—	(5,000)
Payment of deferred loan costs	—	(2,491)	—	—	—	(2,491)
Noncontrolling interest contributions	—	—	—	1,825	—	1,825
Noncontrolling interest distributions	—	—	—	(1,897)	—	(1,897)
Advances to affiliates	—	—	—	(4)	4	—
Intercompany receivables/payables	—	(2,665)	(173)	2,659	179	—

Net cash provided by (used in) financing activities	—	75,699	(173)	2,083	183	77,792

Net increase (decrease) in cash and cash equivalents	—	61,825	5	(1,359)	—	60,471
Cash and cash equivalents at beginning of period	—	14,333	47	5,681	—	20,061

Cash and cash equivalents at end of period	$—	$76,158	$52	$4,322	$—	$80,532

Note 6—Fair Value of Financial Instruments

In accordance with FASB ASC Topic 820, Fair Value Measurements and Disclosure (“ASC 820”), the Company is required to disclose the estimated fair value of financial instruments. As of June 30, 2013 and December 31, 2012, the Company used the following assumptions to estimate the fair value of each type of financial instrument for which it is practicable to estimate:

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

The following table excludes cash and cash equivalents, restricted cash, receivables and accounts payable, which had fair values approximating their carrying amounts due to the short maturities and liquidity of these instruments. The estimated fair values of financial instruments are as follows (in thousands):

	Successor
	June 30, 2013		December 31, 2012
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial liabilities:
8 1/2% Senior Notes due 2020	$325,000	$353,048	$325,000	$338,000
Notes payable	$51,631	$51,631	$13,248	$13,248

ASC 820 establishes a framework for measuring fair value, expands disclosures regarding fair value measurements and defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 requires the Company to maximize the use of observable market inputs, minimize the use of unobservable market inputs and disclose in the form of an outlined hierarchy the details of such fair value measurements. The Company used Level 3 to measure the fair value of its Notes Payable, and Level 2 to measure the fair value of its 8 1 /2 % Senior Notes. ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to a fair value measurement are considered to be observable or unobservable in a marketplace. The three levels of the hierarchy are as follows:

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

The following table represents a reconciliation of the beginning and ending balance for the Company’s Level 3 fair value measurements:

Notes
Payable
(in thousands)
Fair value at December 31, 2012	$13,248
Repayments of principal (1)	(19,115)
Borrowings of principal (2)	57,498
Increase in value during the period	—

Fair value at June 30, 2013	$51,631

(1)	Represents the actual amount of principal repaid
(2)	Represents the actual amount of principal borrowed

Note 7—Related Party Transactions

For the three months ended June 30, 2013 and 2012, the six months ended June 30, 2013, the period from January 1, 2012 through February 24, 2012, and the period from February 25, 2012 through June 30, 2012, the Company incurred reimbursable on-site labor costs of $1,000, $159,000 $1,000, $27,000 and $177,000, respectively, for providing customer service to real estate projects developed by entities controlled by General William Lyon and William H. Lyon. At June 30, 2013 and December 31, 2012, $2,000 and $7,000, respectively, was due to the Company for reimbursable on-site labor costs.

Effective April 1, 2011, upon approval by the Company’s board of directors at that time, the Company and an entity controlled by General William Lyon and William H. Lyon entered into a Human Resources and Payroll Services contract to provide that the affiliate will pay the Company a base monthly fee of $21,335 and a variable monthly fee equal to $23 multiplied by the number of active employees employed by such entity (which will initially result in a variable monthly fee of approximately $8,000). The amended contract also provides that the Company will be reimbursed by such affiliate for a pro rata share of any bonuses paid to the Company’s Human Resources staff (other than any bonus paid to the Vice President of Human Resources). The Company believes that the compensation being paid to it for the services provided to the affiliate is at a market rate of compensation, and that as a result of the fees that are paid to the Company under this contract, the overall cost to the Company of its Human Resources department will be reduced. The Company earned fees of $86,000, $52,000 and $121,000, during the three months ended June 30, 2012, the period from January 1, 2012 through February 24, 2012, and the period from February 25, 2012 through June 30, 2012, respectively, related to this agreement. This contract expired on August 31, 2012 and was not renewed, therefore there were no fees in 2013. Any future services provided to the affiliate will be on an as needed basis and will be paid for based on an hourly rate.

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

For the three months ended June 30, 2012, the six months ended June 30, 2013, the period from January 1, 2012 through February 24, 2012, and the period from February 25, 2012 through June 30, 2012, the Company incurred charges of $197,000, $197,000, $118,000 and $275,000, respectively, related to rent on its corporate office, from a trust of which William H. Lyon is the sole beneficiary. The lease expired in March 2013 and the Company relocated its corporate office upon expiration of the lease. The Company has entered into a lease for the new location with an unrelated third party.

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

At June 30, 2013, the Company had gross federal and state net operating loss carryforwards totaling approximately $48.2 million and $335.8 million, respectively. Federal net operating loss carryforwards begin to expire in 2032 and state net operating loss carryforwards begin to expire in 2015. In addition, as of June 30, 2013, the Company had unused federal and state built-in losses of $53.2 million and $35.2 million, respectively. The 5 year testing period for built-in losses expires in 2017 and the unused built-in loss carry-forwards begin to expire in 2033.

The Company’s effective income tax rate was 0.14% and 0% for the three months ended June 30, 2013 and 2012, respectively. The effective income tax rate was 0.21% and 0%, respectively, for the six months ended June 30, 2013 and 2012. The primary driver of the effective tax rate was the Company’s valuation allowance discussed in detail below. The higher effective rate for the three and six months ended June 30, 2013, compared with the three and six months ended June 30, 2012, was attributable to the payment of minimum tax payments made in state taxing jurisdictions.

In assessing the benefits of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers taxable income in carry back years, the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. As of June 30, 2013, due to uncertainties surrounding the realization of the cumulative federal and state deferred tax assets, the Company has a full valuation allowance against the deferred tax assets. In connection with the Company’s Tax Attribute reduction discussed above, the Company also reduced its valuation allowance on the remaining tax attributes. The valuation allowance as of June 30, 2013 and December 31, 2012, was $117.0 million and $200.0 million, respectively. The majority of the change in the valuation allowance relates to the Company’s Tax Attribute reduction.

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”) which is now codified as FASB ASC Topic 740, Income Taxes (“ASC 740”). ASC 740 prescribes a recognition threshold and a measurement criteria for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be considered more likely than not to be sustained upon examination by taxing authorities. The Company has taken positions in certain taxing jurisdictions for which it is more likely than not that previously unrecognized tax benefits will be recognized. The Company records interest and penalties related to uncertain tax positions as a component of the provision for income taxes. At January 1, 2008, and for the periods ended December 31, 2008 through June 30, 2013, the Company had no unrecognized tax benefits.

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

For the three months ended June 30, 2012, the period from February 25, 2012 through June 30, 2012, and the period from January 1, 2012 through February 24, 2012, the below unaudited pro forma information has been prepared to give effect to the Village Homes acquisition as if it occurred on January 1, 2012 (in thousands except number of shares and per share data):

	(unaudited)
	Successor		Predecessor
	Three Months Ended June 30, 2012	Period from February 25 through June 30, 2012	Period from January 1 through February 24, 2012

Revenues	$156,837	$178,611	$28,521
Net (loss) income available to common stockholders	$(2,844)	$(8,395)	$227,912
(Loss) income per common share, basic and diluted	$(0.25)	$(0.75)	$227,912
Weighted average common shares outstanding, basic and diluted	11,236,102	11,224,774	1,000

The pro forma results are not necessarily indicative of the operating results that would have been obtained had the acquisitions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

Note 10—Income (Loss) Per Common Share

Basic and diluted income (loss) per common share for the three months ended June 30, 2013 and 2012, the six months ended June 30, 2013, the period from February 25, 2012 through June 30, 2012, and the period from January 1, 2012 through February 24, 2012 were calculated as follows (in thousands, except number of shares and per share amounts):

	Successor				Predecessor
	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Period from February 25 through June 30, 2012	Period from January 1 through February 24, 2012

Basic weighted average number of common shares outstanding	22,103,841	11,236,102	18,297,264	11,224,774	1,000
Effect of dilutive securities:
Stock options, unvested common shares, and warrants (1)	1,205,578	—	862,648	—	N/A

Diluted average shares outstanding	23,309,419	11,236,102	19,159,912	11,224,774	1,000

Net income (loss) available to common stockholders	$6,850	$(2,551)	$3,318	$(7,902)	$228,383

Basic income (loss) per common share	$0.31	$(0.23)	$0.18	$(0.70)	$228,383
Dilutive income (loss) per common share	$0.29	$(0.23)	$0.17	$(0.70)	$228,383

Antidilutive securities not included in the calculation of diluted income (loss) per common share (weighted average):
Preferred shares	N/A	7,858,404	N/A	7,858,404	N/A
Warrants	N/A	1,907,551	N/A	1,907,551	N/A

(1)	For periods with a net loss, all potentially dilutive shares related to the preferred shares, unvested common shares, and warrants were excluded from the diluted loss per common share calculations because the effect of their inclusion would be antidilutive, or would decrease the reported loss per common share.

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

During the three and six months ended June 30, 2013, the Company granted 5,347 and 76,292, respectively, shares of restricted stock. No performance based restricted stock was issued during the three months ended June 30, 2013, however, 291,444 shares were issued during the three months ended March 31, 2013.

Each of the performance based restricted stock awards vests as follows: One-third of the shares of performance based restricted stock will vest on each of the first, second and third anniversaries of the grant date, subject to the Company’s achievement of a pre-established return on equity target as of the end of the 2013 fiscal year and each officer’s continued service through each vesting date. As of June 30, 2013, the Company considers the current performance condition to be probable, thus $0.6 million of compensation expense has been recognized for these awards to date.

Each of the restricted stock awards vests as follows: 50% of the shares of restricted stock will vest on each of the first and second anniversaries of the grant date. In addition, the Company granted 5,347 and 40,998 shares of restricted stock to its non-employee directors during the three and six months ended June 30, 2013, respectively, which have a one year vesting schedule, with 25% vesting each quarter.

Stock based compensation expense during the three and six months ended June 30, 2013 was $1.0 million and $1.3 million, respectively.

Note 12—Commitments and Contingencies

The Company’s commitments and contingent liabilities include the usual obligations incurred by real estate developers in the normal course of business. In the opinion of management, these matters will not have a material effect on the Company’s condensed consolidated financial position, results of operations or cash flows.

The Company is a defendant in various lawsuits related to its normal business activities. We believe that the accruals we have recorded for probable and reasonably estimable losses with respect to these proceedings are adequate and that, as of June 30, 2013, it was not reasonably possible that an additional material loss had been incurred in an amount in excess of the estimated amounts already recognized on our condensed consolidated financial statements.

We have non-cancelable operating leases primarily associated with our office facilities. Rent expense under cancelable and non-cancelable operating leases totaled $0.4 million, $1.0 million, $0.9 million, $1.4 million, and $0.7 million, in the three months ended June 30, 2013 and 2012, the six months ended June 30, 2013, the period from February 25, 2012 through June 30, 2012, and the period from January 1, 2012 through February 24, 2012, respectively, and is included in general and administrative expense in our consolidated statements of operations for the respective periods. The table below shows the future minimum payments under non-cancelable operating leases at June 30, 2013 (in thousands).

Year Ended December 31
2013	$727
2014	1,369
2015	731
2016	671
2017	697
Thereafter	2,734

Total	$6,929

As of June 30, 2013 and December 31, 2012, the Company had $0.9 million and $0.9 million, respectively, in deposits as collateral for outstanding irrevocable standby letters of credit to guarantee the Company’s financial obligations under certain contractual arrangements in the normal course of business. The standby letters of credit were secured by cash as reflected as restricted cash on the accompanying consolidated balance sheet.

The Company also had outstanding performance and surety bonds of $73.4 million at June 30, 2013, related principally to its obligations for site improvements at various projects. The Company does not believe that draws upon these bonds, if any, will have a material effect on the Company’s financial position, results of operations or cash flows. As of June 30, 2013, the Company had $85.3 million, of project commitments relating to the construction of projects.

See Note 5 for additional information relating to the Company’s guarantee arrangements.

In addition to the land bank agreements discussed below, the Company has entered into various purchase option agreements with third parties to acquire land. As of June 30, 2013, the Company has made non-refundable deposits of $6.8 million. The Company is under no obligation to purchase the land, but would forfeit remaining deposits if the land were not purchased. The total purchase price under the option agreements is $174.5 million as of June 30, 2013.

Land Banking Arrangements

The Company enters into purchase agreements with various land sellers. As a method of acquiring land in staged takedowns, thereby minimizing the use of funds from the Company’s available cash or other corporate financing sources and limiting the Company’s risk, the Company transfers the Company’s right in such purchase agreements to entities owned by third parties (“land banking arrangements”). These entities use equity contributions and/or incur debt to finance the acquisition and development of the land. The entities grant the Company an option to acquire lots in staged takedowns. In consideration for this option, the Company makes a non-refundable deposit of 15% to 25% of the total purchase price. The Company is under no obligation to purchase the balance of the lots, but would forfeit existing deposits of $22.1 million and could be subject to penalties if the lots were not purchased. The Company does not have legal title to these entities or their assets and has not guaranteed their liabilities. These land banking arrangements help the Company manage the financial and market risk associated with land holdings.

The Company participates in one land banking arrangement, which is not a VIE in accordance with ASC 810, but which is consolidated in accordance with FASB ASC Topic 470, Debt (“ASC 470”). Under the provisions of ASC 470, the Company has determined it is economically compelled, based on certain factors, to purchase the land in the land banking arrangement. The Company has recorded the remaining purchase price of the land of $31.2 million and $39.0 million, which is included in real estate inventories not owned and liabilities from inventories not owned in the accompanying consolidated balance sheet as of June 30, 2013 and December 31, 2012, respectively, and represents the remaining net cash to be paid on the remaining land takedowns.

Summary information with respect to the Company’s land banking arrangements is as follows as of the periods presented (dollars in thousands):

	Successor
	June 30, 2013	December 31, 2012
Total number of land banking projects	1	1

Total number of lots	610	610

Total purchase price	$161,465	$161,465

Balance of lots still under option and not purchased:
Number of lots	158	199

Purchase price	$31,161	$39,029

Forfeited deposits if lots are not purchased	$22,144	$27,734

Note 13—Subsequent Events

No events have occurred subsequent to June 30, 2013, other than that listed below, that has required recognition or disclosure in the Company’s financial statements.

On August 7, 2013, California Lyon and the Company entered into a credit agreement providing for a revolving credit facility of up to $100 million (the “Facility”). The Facility will mature on August 5, 2016, unless terminated earlier pursuant to the terms of the Facility. The Facility contains an uncommitted accordion feature under which its aggregate principal amount can be increased to up to $125 million under certain circumstances, as well as a sublimit of $50 million for letters of credit. The Facility contains various covenants, including financial covenants relating to tangible net worth, leverage, liquidity and interest coverage, as well as a limitation on investments in joint ventures and non-guarantor subsidiaries.

The Facility contains customary events of default, subject to cure periods in certain circumstances, that would result in the termination of the commitment and permit the lenders to accelerate payment on outstanding borrowings and require cash collateralization of letters of credit, including: nonpayment of principal, interest and fees or other amounts; violation of covenants; inaccuracy of representations and warranties; cross default to certain other indebtedness; unpaid judgments; and certain bankruptcy and other insolvency events. If a change in control of the Company occurs, the lenders may terminate the commitment and require that California Lyon repay outstanding borrowings under the Facility and cash collateralize letters of credit. Interest rates on borrowings generally will be based on either LIBOR or a base rate, plus the applicable spread. The commitment fee on the unused portion of the Facility currently accrues at an annual rate of 0.50%.

Borrowings under the Facility, the availability of which is subject to a borrowing base formula, are required to be guaranteed by the Company and certain of the Company’s wholly-owned subsidiaries, are secured by a pledge of all equity interests held by such guarantors, and may be used for general corporate purposes. As of August 7, 2013, the Facility was undrawn.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

WILLIAM LYON HOMES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The Company is one of the largest Western U.S. regional homebuilders. Headquartered in Newport Beach, California, the Company is primarily engaged in the design, construction, marketing and sale of single-family detached and attached homes in California, Arizona, Nevada and Colorado. The Company’s core markets include Orange County, Los Angeles, San Diego, the San Francisco Bay Area, Phoenix, Las Vegas and Denver. The Company has a distinguished legacy of more than 55 years of homebuilding operations, over which time it has sold in excess of 75,000 homes. For the six months ended June 30, 2013, or the 2013 Period, the Company had revenues from homes sales of $197.1 million, a 129% increase from $86.0 million for the six months ended June 30, 2012, which includes the “Predecessor” entity from January 1, 2012 through February 24, 2012, and the “Successor” entity from February 25, 2012 through June 30, 2012, or the 2012 Period, on a consolidated basis, which includes results from all five reportable operating segments. The Company had net new home orders of 721 homes in the 2013 period, a 16% increase from 623 in the 2012 period, and the average sales price for homes closed increased 34% to $321,500 in the 2013 period from $239,700 in the 2012 period.

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

Fresh Start Accounting

In preparing the condensed consolidated financial statements for the Predecessor, we applied ASC Topic 852 Reorganization, or ASC 852, which requires that the financial statements for periods subsequent to the reorganization filing distinguish transactions and events that were directly associated with the reorganization from the ongoing operations of the business. Accordingly, professional fees associated with the Plan, interest income earned during the reorganization process and certain gains and losses resulting from reorganization of our business have been reported separately as reorganization items. In addition, interest expense has been reported only to the extent that it was paid or expected to be paid during the reorganization process or that it was probable that it would be an allowed priority, secured, or unsecured claim under the Plan.

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

In the six months ended June 30, 2013, the Company delivered 613 homes, with an average selling price of approximately $321,500, and recognized home sales revenues and total revenues of $197.1 million and $212.3 million, respectively. The Company has experienced significant operating momentum since the beginning of 2012, during which time a variety of key housing, employment and other related economic statistics in our markets have increasingly demonstrated signs of recovery. This rebound in market conditions, when combined with the Company’s disciplined operating strategy, has resulted in six consecutive quarters of period over period growth in net new home orders, home closings and unit backlog. The improving market conditions and increase in pricing is reflected in our average sales price of homes in backlog of $404,600 at June 30, 2013 which is 26% higher than the average sales price of homes closed for the six months ended June 30, 2013 of $321,500.

As of June 30, 2013, the Company is selling homes in 25 communities and had a consolidated backlog of 511 sold but unclosed homes, with an associated sales value of $206.8 million, representing a 27% and 96% increase in units and dollars, respectively, as compared to the backlog at June 30, 2012. The Company believes that the attractive fundamentals in its markets, its leading market share positions, its long-standing relationships with land developers, its significant land supply and its focus on providing the best possible customer experience, positions the Company to capitalize on meaningful growth as the U.S. housing market continues to rebound.

The Company benefits from a sizeable and well-located lot supply. As of June 30, 2013, the Company and its consolidated joint ventures owned 10,576 lots, all of which are entitled, and had options to purchase an additional 3,285 lots. The Company’s lot supply reflects its balanced approach to land investment. The Company has a diverse mix of finished lots available for near-term homebuilding operations and longer-term strategic land positions to support future growth. The Company believes that its current inventory of owned and controlled lots is sufficient to supply the vast majority of its projected future home closings for the next three years and a portion of future home closings for a multi-year period thereafter. The Company’s meaningful supply of owned lots allows it to be selective in identifying new land acquisition opportunities, with a primary focus on optioning and acquiring land to drive closings, revenues and earnings growth in 2015 and beyond, and largely insulates it from the heavy competition for near-term finished lots.

The Company also benefits from an attractive book value basis in its inventory, which was adjusted to fair value in February 2012 in conjunction with the restructuring and in accordance with fresh start accounting requirements. To facilitate the adoption of fresh start accounting, the Company engaged a third-party valuation firm to assist in a comprehensive assessment of the Company’s enterprise value and the allocation of value to its assets and liabilities. In the assessment, the Company generally utilized assumptions for future home sales paces and prices based upon then-prevailing market conditions in late 2011, which represented conditions near the trough of the recent U.S. housing downturn. Homebuilding gross margin percentage and adjusted homebuilding gross margin percentage was 18.8% and 25.5%, respectively, for the six months ended June 30, 2013, as compared to 14.3% and 21.9%, respectively, for the six months ended June 30, 2012. The increase in gross margins is primarily related to an increase in net sales prices during the period and an increase in absorption, which decreases certain project related costs. The increase in gross margins is also attributed to the impact of fresh start accounting which resulted in a net decrease to the cost basis of our properties, which subsequently increased gross margins.

The Company acquired Village Homes of Denver, Colorado on December 7, 2012, which marked the Company’s entry into the Colorado market and the beginning of the Colorado segment. There were no operations in our Colorado division for the period from January 1, 2012 through February 24, 2012, and the period from February 25, 2012 through June 30, 2012, therefore year over year comparisons are not meaningful (“N/M”) as indicated in the comparative tables below.

Comparisons of the Three Months Ended June 30, 2013 to June 30, 2012

Revenues from homes sales increased 122% to $120.6 million during the three months ended June 30, 2013 compared to $54.3 million during the three months ended June 30, 2012. The increase is primarily due to a 49% increase in homes closed to 345 homes during the 2013 period compared to 231 homes during the 2012 period, along with an increase in the average sales price of homes closed to $349,700 in the 2013 period compared to $234,800 in the 2012 period. On a same store basis, which represents projects that were open during the comparable periods, average sales price has increased 21% to $337,300 in the 2013 period, from $278,500 in the 2012 period. The number of net new home orders for the three months ended June 30, 2013 increased 19% to 360 homes from 302 homes for the three months ended June 30, 2012.

The average number of sales locations of the Company increased to 24 locations for the three months ended June 30, 2013 compared to 19 for the three months ended June 30, 2012 due to the addition of the Colorado division which added five new communities, and the addition of three communities in Arizona, offset by the close out of communities in California and Nevada.

	Three Months Ended June 30,		Increase (Decrease)
	2013	2012	Amount	%
Number of Net New Home Orders
Southern California	104	65	39	60%
Northern California	24	52	(28)	(54%)
Arizona	137	120	17	14%
Nevada	64	65	(1)	(2%)
Colorado	31	—	31	N/M

Total	360	302	58	19%

Cancellation Rate	17%	15%	2%

The weekly average sales rates remained consistent at 1.2 sales per project during the 2013 period and the 2012 period. The increase in net new homes orders is driven by the addition of our Colorado division, the 60% improvement in Southern California, and 14% improvement in Arizona. Total orders in Northern California and Nevada decreased due to a 50% and 17% decrease, respectively, in average sales locations, however sales per location decreased only 8% in Northern California from 13.0 in the 2012 period to 12.0 in the 2013 period and increased 18% in Nevada from 10.8 in the 2012 period to 12.8 in the 2013 period. In Arizona, sales per location in the 2012 period were exceptionally high at 40.0, and have returned to a more normalized rate of 22.8 in the 2013 period. The increase in net new home orders positively impacts the number of homes in backlog, which are homes that will close in future periods. As new home orders and backlog increase, it has a positive impact on revenues and cash flow in future periods.

Cancellation rates during the 2013 period increased to 17% from 15% during the 2012 period, which is common in an increasing market.

	Three Months Ended June 30,		Increase (Decrease)
	2013	2012	Amount	%
Average Number of Sales Locations
Southern California	6	6	—	0%
Northern California	2	4	(2)	(50%)
Arizona	6	3	3	100%
Nevada	5	6	(1)	(17%)
Colorado	5	—	5	N/M

Total	24	19	5	26%

The average number of sales locations for the Company increased to 24 locations for the three months ended June 30, 2013 compared to 19 for the three months ended June 30, 2012. Northern California and Nevada decreased by two and one sales locations, respectively, in the 2013 period compared to the 2012 period, while Arizona increased by three sales locations and Southern California remained consistent in the 2013 period compared to the 2012 period. For the three months ended June 30, 2013, the Colorado division had five sales locations, with no comparable amount in the 2012 period.

	June 30,		Increase (Decrease)
	2013	2012	Amount	%
Backlog (units)
Southern California	105	98	7	7%
Northern California	52	79	(27)	(34%)
Arizona	177	147	30	20%
Nevada	114	79	35	44%
Colorado	63	—	63	N/M

Total	511	403	108	27%

The Company’s backlog at June 30, 2013 increased 27% from 403 units at June 30, 2012 to 511 units at June 30, 2013. The increase is primarily attributable to an increase in net new home orders during the period driven by the Southern California and Arizona divisions, which had a 60% and 14% increase, respectively, in net new home orders, which contributed to a 7% and 20% increase, respectively, in backlog, as well as the addition of our Colorado division. The increase in backlog at June 30, 2013 reflects an increase in the number of homes closed to 345 during the three months ended June 30, 2013 from 231 during the three months ended June 30, 2012, and a 19% increase in total net new order activity to 360 homes during the three months ended June 30, 2013 from 302 homes during the three months ended June 30, 2012. All divisions continue their strong performance due to increased homebuyer confidence and demand.

	June 30,		Increase (Decrease)
	2013	2012	Amount	%
	(dollars in thousands)
Backlog (dollars)
Southern California	$78,541	$43,121	$35,420	82%
Northern California	20,644	23,011	(2,367)	(10%)
Arizona	46,461	24,808	21,653	87%
Nevada	35,302	14,791	20,511	139%
Colorado	25,809	—	25,809	N/M

Total	$206,757	$105,731	$101,026	96%

The dollar amount of backlog of homes sold but not closed as of June 30, 2013 was $206.8 million, up 96% from $105.7 million as of June 30, 2012. The increase during this period reflects a 27% increase in the number of homes in backlog to 511 homes as of June 30, 2013 compared to 403 homes as of June 30, 2012. In addition, the increase reflects an increase in average sales prices for new home orders, and the addition of our Colorado division. The Company experienced an increase of 54% in the average sales price of homes in backlog to $404,600 as of June 30, 2013 compared to $262,400 as of June 30, 2012. The increase is driven by a higher price point of our actively selling projects in Arizona in three new communities that opened in the second quarter of 2012, and two new communities in Southern California that opened in the first half of 2013, as well as an average sales price of homes in backlog in Colorado of $409,700 with no comparable amount in the three months ended June 30, 2012. The increase in the dollar amount of backlog of homes sold but not closed as described above generally results in an increase in operating revenues in the subsequent period as compared to the previous period.

In Southern California, the dollar amount of backlog increased 82% to $78.5 million as of June 30, 2013 from $43.1 million as of June 30, 2012, which is attributable to a 70% increase in the average sales price of homes in backlog to $748,000 as of June 30, 2013 compared to $440,000 as of June 30, 2012, and a 60% increase in net new home orders to 104 for the three months ended June 30, 2013 compared to 65 homes for the three months ended June 30, 2012. In Southern California, the cancellation rate decreased to 8% for the three months ended June 30, 2013 from 20% for the three months ended June 30, 2012.

In Northern California, the dollar amount of backlog decreased 10% to $20.6 million as of June 30, 2013 from $23.0 million as of June 30, 2012, which is attributable to a 36% increase in the average sales price of homes in backlog to $397,000 as of June 30, 2013 compared to $291,300 as of June 30, 2012, offset by an 34% decrease in the number of units in backlog to 52 as of June 30, 2013 from 79 as of June 30, 2012, along with a 54% decrease in net new home orders in Northern California to 24 homes for the three months ended June 30, 2013 compared to 52 homes for the three months ended June 30, 2012. In Northern California, the cancellation rate decreased to 17% for the three months ended June 30, 2013 from 26% for the three months ended June 30, 2012.

In Arizona, the dollar amount of backlog increased 87% to $46.5 million as of June 30, 2013 from $24.8 million as of June 30, 2012, which is attributable to a 20% increase in the number of units in backlog to 177 as of June 30, 2013 from 147 as of June 30, 2012, and a 56% increase in the average sales price of homes in backlog to $262,500 as of June 30, 2013 compared to $168,800 as of June 30, 2012, as well as a 14% increase in net new home orders in Arizona to 137 homes during the three months ended June 30, 2013 compared to 120 homes during the three months ended June 30, 2012. In Arizona, the cancellation rate increased to 20% for the three months ended June 30, 2013 from 9% for the three months ended June 30, 2012.

In Nevada, the dollar amount of backlog increased 139% to $35.3 million as of June 30, 2013 from $14.8 million as of June 30, 2012, which is attributable to a 44% increase in the number of units in backlog to 114 as of June 30, 2013 from 79 as of June 30, 2012, offset by a 2% decrease in net new home orders in Nevada to 64 homes during the three months ended June 30, 2013 compared to 65 homes during the three months ended June 30, 2012, and a 65% increase in the average sales price of homes in backlog to $309,700 as of June 30, 2013 compared to $187,200 as of June 30, 2012. In Nevada, the cancellation rate increased to 19% for the three months ended June 30, 2013 from 11% for the three months ended June 30, 2012.

In Colorado, the dollar amount of backlog was $25.8 million as of June 30, 2013, with no comparable amount as of June 30, 2012.

	Three Months Ended June 30,		Increase (Decrease)
	2013	2012	Amount	%
Number of Homes Closed
Southern California	77	49	28	57%
Northern California	22	29	(7)	(24%)
Arizona	124	119	5	4%
Nevada	72	34	38	112%
Colorado	50	—	50	N/M

Total	345	231	114	49%

During the three months ended June 30, 2013, the number of homes closed increased 49% to 345 in the 2013 period from 231 in the 2012 period. The increase in home closings is primarily attributable to an increase in beginning backlog for the period of 50% to 498 units at March 31, 2013 compared to 332 units at March 31, 2012. There was a 57% increase in Southern California to 77 homes closed in the 2013 period compared to 49 homes closed in the 2012 period, a 4% increase in homes closed in Arizona to 124 in the 2013 period from 119 in the 2012 period, and a 112% increase in homes closed in Nevada to 72 in the 2013 period compared to 34 in the 2012 period, offset by a 24% decrease in Northern California to 22 homes closed in the 2013 period compared to 29 homes closed in the 2012 period. Colorado had 50 home closings during the 2013 period, with no comparable activity in the 2012 period.

	Three Months Ended June 30,		Increase (Decrease)
	2013	2012	Amount	%
	(dollars in thousands)
Home Sales Revenue
Southern California	$44,121	$19,212	$24,909	130%
Northern California	7,629	10,180	(2,551)	(25%)
Arizona	30,301	17,689	12,612	71%
Nevada	17,740	7,170	10,570	147%
Colorado	20,857	—	20,857	N/M

Total	$120,648	$54,251	$66,397	122%

The increase in homebuilding revenue of 122% to $120.6 million for the 2013 period from $54.3 million for the 2012 period is primarily attributable to a 49% increase in the number of homes closed to 345 during the 2013 period from 231 in the 2012 period, along with a 49% increase in the average sales price of homes closed to $349,700 during the 2013 period from $234,800 during the 2012 period, as well as the addition of our Colorado division. The increase in average home sales price resulted in a $39.6 million increase in revenue, as well as a $26.8 million increase in revenue attributable to a 49% increase in the number of homes closed.

	Three Months Ended June 30,		Increase (Decrease)
	2013	2012	Amount	%
Average Sales Price of Homes Closed
Southern California	$573,000	$392,100	$180,900	46%
Northern California	346,800	351,000	(4,200)	(1%)
Arizona	244,400	148,600	95,800	64%
Nevada	246,400	210,900	35,500	17%
Colorado	417,100	—	417,100	N/M

Total	$349,700	$234,800	$114,900	49%

The average sales price of homes closed for the 2013 period increased primarily due to increasing price points of our actively selling projects to projects available to first time buyers or first time “move up” buyers. In the Southern California segment, the overall average sales price increase is primarily due to 21 closings in three new communities that opened in the first half of 2013 with an average sales price of $834,900. The increase in average sales prices for the period was due to new projects that were released during the latter half of 2012 and first half of 2013 with an average sales price of $354,100, which is above the prior period overall average of $234,800. On a same store basis, average sales prices increased 21% from $278,500 in the second quarter of 2012 to $337,300 in the second quarter of 2013.

	Three Months Ended June 30,
	2013	2012	Increase (Decrease)
Homebuilding Gross Margin Percentage
Southern California	23.9%	13.3%	10.6%
Northern California	25.4%	23.7%	1.7%
Arizona	18.3%	13.3%	5.0%
Nevada	20.6%	11.8%	8.8%
Colorado	11.1%	—	N/M

Total	19.9%	15.1%	4.8%

Adjusted Homebuilding Gross Margin Percentage	27.0%	22.5%	4.5%

For homebuilding gross margins, the comparison of the three months ended June 30, 2013 and the three months ended June 30, 2012 is as follows:

•

In Southern California, homebuilding gross margins increased 1,060 basis points to 23.9% during the 2013 period compared to 13.3% during the 2012 period attributable to a shift to higher margin projects as well as same store average sales price increases of 31% to $436,400 in the 2013 period compared to $332,000 in the 2012 period. The higher margin projects show an increase in the average sales price of homes closed of 46% from $392,100 in the 2012 period to $573,000 in the 2013 period, offset by a 28% increase in the average cost of homes closed from $340,000 in the 2012 period to $436,100 in the 2013 period.

•

In Northern California, homebuilding gross margins increased 170 basis points to 25.4% in the 2013 period from 23.7% in the 2012 period attributable to a shift to higher margin projects as well as same store average sales price increases of 25% to $273,000 in the 2013 period compared to $217,900 in the 2012 period. The increase was due to a decrease in the average cost per home closed of 3% from $267,900 in the 2012 period to $258,600 in the 2013 period, offset by a 1% decrease in the average sales price of homes closed from $351,000 in the 2012 period to $346,800 in the 2013 period due to a change in product mix.

•

In Arizona, homebuilding gross margins increased 500 basis points to 18.3% in the 2013 period from 13.3% in the 2012 period attributable to a shift to higher margin projects. The increase was due to a 64% increase in the average sales price of homes closed of $244,400 in the 2013 period from $148,600 in the 2012 period, offset by an increase in the average cost per home closed of 55% from $128,800 in the 2012 period to $199,600 in the 2013 period. Arizona did not have any same store activity in the 2013 and 2012 periods.

•

In Nevada, homebuilding gross margins increased 880 basis points to 20.6% in the 2013 period from 11.8% in the 2012 period attributable to a shift to higher margin projects as well as same store average sales price increases of 6% to $234,800 in the 2013 period compared to $222,100 in the 2012 period. The higher margin projects show a 17% increase in the average sales price of homes closed of $246,400 in the 2013 period from $210,900 in the 2012 period, offset by an increase in the average cost per home closed of 5% from $186,100 in the 2012 period to $195,800 in the 2013 period.

•

In Colorado, homebuilding gross margins were 11.1% during the 2013 period, with no comparable amount in the 2012 period, which is significantly lower than the gross margins of the other divisions. Upon acquisition of the Colorado division in December 2012, the Company marked up inventory to fair value which created lower margins in subsequent periods.

For the comparison of the three months ended June 30, 2013 and the three months ended June 30, 2012, adjusted homebuilding gross margin percentage, which excludes previously capitalized interest included in cost of sales, was 27.0% for the 2013 period compared to 22.5% for the 2012 period. The increase was primarily a result of the changes discussed for homebuilding gross margins described previously.

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

	Three Months Ended June 30,
	2013	2012
	(dollars in thousands)
Home sales revenue	$120,648	$54,251
Cost of home sales	96,647	46,085

Homebuilding gross margin	24,001	8,166
Add: Interest in cost of sales	8,528	4,022

Adjusted homebuilding gross margin	$32,529	$12,188

Adjusted homebuilding gross margin percentage	27.0%	22.5%

Lots, Land, and Other Sales Revenue

Lots, land and other sales decreased to $3.2 million for the three months ended June 30, 2013, compared to $90.8 million for the three months ended June 30, 2012 primarily attributable to the sale of a 27-acre parcel in Palo Alto and Mountain View, California, known as the former Mayfield Mall for a sales price of $90.0 million in the second quarter of 2012. Cost of sales – lots, land and other decreased to $2.8 million for the three months ended June 30, 2013 compared to $85.2 million for the three months ended June 30, 2012 as a result of the decreased sales.

Construction Services Revenue

Construction services revenue, which was all recorded in Southern California and Northern California, was $7.5 million for the three months ended June 30, 2013, and $6.2 million for the three months ended June 30, 2012. The increase is primarily due to profit sharing on one of the Company’s projects of $1.6 million, recognized during the three months ended June 30, 2013. See Note 1 of “Notes to Condensed Consolidated Financial Statements” for further discussion.

Sales and Marketing Expense

	Three Months Ended June 30,		Increase (Decrease)
	2013	2012	Amount	%
	(dollars in thousands)
Sales and Marketing Expense
Homebuilding
Southern California	$2,144	$1,514	$630	42%
Northern California	528	641	(113)	(18%)
Arizona	1,353	828	525	63%
Nevada	901	587	314	53%
Colorado	1,209	—	1,209	N/M

Total	$6,135	$3,570	$2,565	72%

For the comparison of the three months ended June 30, 2013 to the three months ended June 30, 2012, sales and marketing expense as a percentage of homebuilding revenue decreased to 5.1% in the 2013 period compared to 6.6% in the 2012 period, reflecting the impact of higher housing revenues in the current period. This is primarily attributable to a decrease in commission expense and advertising expense as a percentage of home sales revenue to 3.1% and 1.0%, respectively, in the 2013 period from 3.9% and 1.4%, respectively, in the 2012 period due to an increase in average sales prices.

General and Administrative Expense

	Three Months Ended June 30,		Increase (Decrease)
	2013	2012	Amount	%
	(dollars in thousands)
General and Administrative Expense
Homebuilding
Southern California	$1,554	$1,121	$433	39%
Northern California	544	348	196	56%
Arizona	651	598	53	9%
Nevada	776	656	120	18%
Colorado	341	—	341	N/M
Corporate	5,426	3,549	1,877	53%

Total	$9,292	$6,272	$3,020	48%

For the comparison of the three months ended June 30, 2013 to the three months ended June 30, 2012, general and administrative expense as a percentage of homebuilding revenues, decreased to 7.7% in the 2013 period compared to 11.6% in the 2012 period, reflecting the impact of higher housing revenues in the current period and lower outside services and professional fees in the 2013 period as compared to the 2012 period which included higher expenses related to the reorganization, partially offset by an increase in salaries and benefits in the 2013 period, due to increased head count.

Other Items

Combined other operating costs remained relatively consistent at $0.6 million in the 2013 period compared to $0.9 million in the 2012 period.

Interest activity for the three months ended June 30, 2013 and the three months ended June 30, 2012 is as follows (in thousands):

	Three Months Ended June 30,
	2013	2012
Interest incurred	$7,849	$9,373
Less: Interest capitalized	6,582	6,251

Interest expense, net of amounts capitalized	$1,267	$3,122

Cash paid for interest	$14,350	$10,269

The decrease in interest incurred for the three months ended June 30, 2013, compared to the interest incurred for the three months ended June 30, 2012, reflects a decrease in interest rates as well as a decrease in the Company’s overall debt. Interest capitalized relative to the amount incurred was higher in the 2013 period due to higher qualifying assets in the 2013 period as compared to the 2012 period.

Reorganization Items

During the three months ended June 30, 2013, the Company did not incur any reorganization costs compared to $0.8 million during the three months ended June 30, 2012 for legal and professional fees.

Net Income Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest increased to $1.7 million during the 2013 period, from $0.7 million during the 2012 period. This is primarily due to the joint venture, Lyon Branches, LLC, which was formed in June 2012 thus contributing a full quarter of income during the 2013 period as compared to less than one month of income in the 2012 period.

Net Income (Loss) Attributable to William Lyon Homes

As a result of the foregoing factors, net income (loss) attributable to William Lyon Homes for the three months ended June 30, 2013, and the three months ended June 30, 2012 was net income of $7.4 million, and a net loss of $1.8 million, respectively.

Preferred Stock Dividends

The preferred stock dividends were $0.5 million in the 2013 period compared to $0.8 million in the 2012 period. The decrease in the 2013 period is attributed to less than two months of dividends during the quarter as the Company’s preferred stock was converted to common stock in conjunction with the Company’s Initial Public Offering (IPO) on May 21, 2013, as compared to the 2012 period which included dividends for the entire quarter.

Lots Owned and Controlled

The table below summarizes the Company’s lots owned and controlled as of the periods presented:

	June 30,		Increase (Decrease)
	2013	2012	Amount	%
Lots Owned
Southern California	1,161	1,021	140	14%
Northern California	368	411	(43)	(10%)
Arizona	5,820	6,371	(551)	(9%)
Nevada	2,771	3,014	(243)	(8%)
Colorado	456	—	456	N/M

Total	10,576	10,817	(241)	(2%)

Lots Controlled(1)
Southern California	525	277	248	90%
Northern California	689	562	127	23%
Arizona	1,616	—	1,616	100%
Nevada	192	—	192	100%
Colorado	263	—	263	N/M

Total	3,285	839	2,446	292%

Total Lots Owned and Controlled	13,861	11,656	2,205	19%

(1)	Lots controlled may be purchased by the Company as consolidated projects or may be purchased by newly formed joint ventures.

Total lots owned and controlled has increased 19% to 13,861 lots owned and controlled at June 30, 2013 from 11,656 lots at June 30, 2012. The increase is primarily due to certain lot acquisitions during the period and the lots acquired through the purchase of Village Homes in December 2012, offset by the closing of 1,204 homes since June 30, 2012.

Comparisons of the Six Months Ended June 30, 2013 to June 30, 2012

Revenues from homes sales increased 129% to $197.1 million during the six months ended June 30, 2013 compared to $86.0 million during the six months ended June 30, 2012. The increase is primarily due to a 71% increase in homes closed to 613 homes during the 2013 period compared to 359 homes during the 2012 period, along with an increase in the average sales price of homes closed to $321,500 in the 2013 period compared to $239,700 in the 2012 period. On a same store basis, average sales price has increased 14% to $313,000 in the 2013 period, from $273,800 in the 2012 period. The number of net new home orders for the six months ended June 30, 2013 increased 16% to 721 homes from 623 homes for the six months ended June 30, 2012.

The average number of sales locations of the Company increased to 23 locations for the six months ended June 30, 2013 compared to 19 for the six months ended June 30, 2012 due to the addition of the Colorado division which added five new communities, and the addition of four communities in Arizona, offset by the close out of communities in California and Nevada.

In relation to the adoption of fresh start accounting in conjunction with the confirmation of the Plan, the results of operations for 2012 separately present the period from January 1, 2012 through February 24, 2012 as Predecessor and the period from February 25, 2012 through June 30, 2012 as Successor. As such, the application of fresh start accounting is reflected in the period from February 25, 2012 through June 30, 2012 and not the period from January 1, 2012 through February 24, 2012. The accounts reflected in the tables below, which include gross margin percentage, sales and marketing expense, and general and administrative expense, are affected by the fresh start accounting. Certain statistics including (i) net new home orders, (ii) average number of sales locations, (iii) backlog, (iv) number of homes closed, (v) homes sales revenue and (vi) average sales price of homes closed are not affected by the fresh start accounting. These items are described period over period “on a combined basis”, which combines the predecessor and successor entities for the six months ended June 30, 2012.

	Successor	Combined	Successor	Predecessor	Increase (Decrease)
	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	Period from February 25 through June 30, 2012	Period from January 1 through February 24, 2012	Amount	%
Number of Net New Home Orders
Southern California	172	148	110	38	24	16%
Northern California	77	107	84	23	(30)	(28%)
Arizona	230	243	150	93	(13)	(5%)
Nevada	162	125	104	21	37	30%
Colorado	80	—	—	—	80	N/M

Total	721	623	448	175	98	16%

Cancellation Rate	15%	12%			3%

The weekly average sales rates decreased slightly to 1.2 sales per project during the 2013 period, from 1.3 sales per project during the 2012 period. The increase in net new homes orders is driven by the addition of our Colorado division, the 16% improvement in Southern California, and the 30% improvement in Nevada. Total orders in Northern California and Arizona decreased due to a 50% and 17% decrease, respectively in average sales locations, however sales per location increased in Northern California from 21.1 in the 2012 period to 34.4 in the 2013 period. In Arizona, sales per location in the 2012 period were exceptionally high at 121.5, and have returned to a more normalized rate of 38.3 in the 2013 period. The increase in net new home orders positively impacts the number of homes in backlog, which are homes that will close in future periods. As new home orders and backlog increase, it has a positive impact on revenues and cash flow in future periods. Cancellation rates during the 2013 period increased to 15% from 12% during the 2012 period.

	Successor
	Six Months Ended June 30,		Increase (Decrease)
	2013	2012	Amount	%
Average Number of Sales Locations
Southern California	5	7	(2)	(29%)
Northern California	2	4	(2)	(50%)
Arizona	6	2	4	200%
Nevada	5	6	(1)	(17%)
Colorado	5	—	5	N/M

Total	23	19	4	21%

The average number of sales locations for the Company increased to 23 locations for the six months ended June 30, 2013 compared to 19 for the six months ended June 30, 2012. Southern California and Northern California decreased by two sales locations each, and Nevada decreased by one sales location, in the 2013 period compared to the 2012 period, while Arizona increased by four sales locations in the 2013 period compared to the 2012 period. For the six months ended June 30, 2013, the Colorado division had five sales locations, with no comparable amount in the 2012 period.

	Successor	Combined	Successor	Predecessor	Increase (Decrease)
	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	Period from February 25 through June 30, 2012	Period from January 1 through February 24, 2012	Amount	%
Number of Homes Closed
Southern California	99	72	59	13	27	38%
Northern California	53	53	38	15	—	0%
Arizona	224	171	144	27	53	31%
Nevada	138	63	51	12	75	119%
Colorado	99	—	—	—	99	N/M

Total	613	359	292	67	254	71%

During the six months ended June 30, 2013, the number of homes closed increased 71% to 613 in the 2013 period from 359 in the 2012 period. The increase in home closings is primarily attributable to an increase in beginning backlog for the period of 192% to 406 units at December 31, 2012 compared to 139 units at December 31, 2011. There was a 38% increase in Southern California to 99 homes closed in the 2013 period compared to 72 homes closed in the 2012 period, a 31% increase in homes closed in Arizona to 224 in the 2013 period from 171 in the 2012 period, a 119% increase in homes closed in Nevada to 138 in the 2013 period compared to 63 in the 2012 period, and Northern California remained consistent at 53 homes closed in the 2013 and 2012 periods. Colorado had 99 home closings during the 2013 period, with no comparable activity in the 2012 period.

	Successor	Combined	Successor	Predecessor	Increase (Decrease)
	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	Period from February 25 through June 30, 2012	Period from January 1 through February 24, 2012	Amount	%
	(dollars in thousands)
Home Sales Revenue
Southern California	$54,267	$30,353	$24,713	$5,640	$23,914	79%
Northern California	17,648	16,965	12,715	4,250	683	4%
Arizona	51,930	25,793	21,477	4,316	26,137	101%
Nevada	32,501	12,936	10,455	2,481	19,565	151%
Colorado	40,736	—	—	—	40,736	N/M

Total	$197,082	$86,047	$69,360	$16,687	$111,035	129%

The increase in homebuilding revenue of 129% to $197.1 million for the 2013 period from $86.0 million for the 2012 period is primarily attributable to a 71% increase in the number of homes closed to 613 during the 2013 period from 359 in the 2012 period, along with a 34% increase in the average sales price of homes closed to $321,500 during the 2013 period from $239,700 during the 2012 period, as well as the addition of our Colorado division. The increase in average home sales price resulted in a $50.1 million increase in revenue, as well as a $60.9 million increase in revenue attributable to a 71% increase in the number of homes closed.

	Successor	Combined	Successor	Predecessor	Increase (Decrease)
	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	Period from February 25 through June 30, 2012	Period from January 1 through February 24, 2012	Amount	%
Average Sales Price of Homes Closed
Southern California	$548,200	$421,600	$418,900	$433,800	$126,600	30%
Northern California	333,000	320,100	334,600	283,300	12,900	4%
Arizona	231,800	150,800	149,100	159,900	81,000	54%
Nevada	235,500	205,300	205,000	206,800	30,200	15%
Colorado	411,500	—	—	—	411,500	N/M

Total	$321,500	$239,700	$237,500	$249,100	$81,800	34%

The average sales price of homes closed for the 2013 period increased primarily due to increasing price points of our actively selling projects to projects available to first time buyers or first time “move up” buyers. In the Southern California segment, the overall average sales price increase is primarily due to 21 closings in three new communities that opened in the first half of 2013 with an average sales price of $834,900. The increase in average sales prices for the period was due to new projects that were released during the latter half of 2012 and first half of 2013 with an average sales price of $324,800, which is above the prior period overall average of $239,700. On a same store basis, average sales prices increased 14% from $273,800 in the first half of 2012 to $313,000 in the first half of 2013.

	Successor		Predecessor
	Six Months Ended June 30, 2013	Period from February 25 through June 30, 2012	Period from January 1 through February 24, 2012
Homebuilding Gross Margin Percentage
Southern California	23.5%	13.1%	11.8%
Northern California	22.7%	23.6%	14.6%
Arizona	16.9%	12.9%	11.6%
Nevada	20.7%	11.7%	12.0%
Colorado	11.8%	—	—

Total	18.8%	14.7%	12.5%

Adjusted Homebuilding Gross Margin Percentage	25.5%	22.2%	20.7%

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

For homebuilding gross margins, the comparison of the Successor entity for the six months ended June 30, 2013 and the Successor entity from February 25, 2012 through June 30, 2012 are as follows:

•

In Southern California, homebuilding gross margins increased 1,040 basis points to 23.5% during the 2013 period compared to 13.1% during the 2012 period attributable to a shift to higher margin projects as well as same store average sales price increases of 22% to $438,800 in the 2013 period compared to $359,900 in the 2012 period. The higher margin projects have an increase in the average sales price per home closed of 31% from $418,900 in the 2012 period to $548,200 in the 2013 period, offset by a 15% increase in the average cost of homes closed from $364,200 in the 2012 period to $419,300 in the 2013 period.

•

In Northern California, homebuilding gross margins decreased 90 basis points to 22.5% in the 2013 period from 23.6% in the 2012 period. On a same store basis, average sales prices in one community increased 34% to $262,600 in the 2013 period compared to $211,300 in the 2012 period. The overall decrease was due to an increase in the average cost per home closed of 1% from $255,600 in the 2012 period to $257,500 in the 2013 period, as well as a slight decrease in the average sales price of homes closed from $334,600 in the 2012 period to $333,000 in the 2013 period due to a change in product mix.

•

In Arizona, homebuilding gross margins increased 400 basis points to 16.9% in the 2013 period from 12.9% in the 2012 period attributable to a shift to higher margin projects. The increase was due to a 55% increase in the average sales price of homes closed of $231,800 in the 2013 period from $149,100 in the 2012 period, offset by an increase in the average cost per home closed of 48% from $130,000 in the 2012 period to $192,500 in the 2013 period. Arizona did not have any same store activity in the 2013 and 2012 periods.

•

In Nevada, homebuilding gross margins increased 900 basis points to 20.7% in the 2013 period from 11.7% in the 2012 period attributable to a shift to higher margin projects as well as same store average sales price increases of 9% to $232,300 in the 2013 period compared to $212,500 in the 2012 period. The higher margin projects have a 15% increase in the average sales price of homes closed of $235,500 in the 2013 period from $205,000 in the 2012 period, offset by an increase in the average cost per home closed of 3% from $181,100 in the 2012 period to $186,800 in the 2013 period.

•

In Colorado, homebuilding gross margins were 11.8% during the 2013 period, with no comparable amount in the 2012 period, which is significantly lower than the gross margins of the other divisions. Upon acquisition of the Colorado division in December 2012, the Company marked up inventory to fair value which created lower margins in subsequent periods.

For homebuilding gross margins, the comparison of the Successor entity for the six months ended June 30, 2013 and the Predecessor entity from January 1, 2012 through February 24, 2012 are as follows:

•

In Southern California, homebuilding gross margins increased 1,170 basis points in the 2013 period to 23.5% from 11.8% in the 2012 period. Margins were slightly impacted by fresh start accounting on the real estate values, which decreased the cost basis on some properties in the division and increased the cost basis on others, and subsequently increased gross margins by 2.7% in the 2013 period. On a same store basis, average sales prices increased 17% to $438,800 in the 2013 period compared to $374,700 in the 2012 period. In addition, the Company has experienced increases in sales prices and decreases in incentives during 2013.

•

In Northern California, homebuilding gross margins increased 810 basis points in the 2013 period to 22.7% from 14.6% in the 2012 period. Margins were slightly impacted by fresh start accounting on the real estate values, which decreased the cost basis on some properties in the division and increased the cost basis on others, and subsequently decreased gross margins by 1.3% in the 2013 period. On a same store basis, average sales prices increased 22% to $262,600 in the 2013 period compared to $215,600 in the 2012 period. In addition, the Company has experienced increases in sales prices and decreases in incentives during 2013.

•

In Arizona, homebuilding gross margins increased 530 basis points in the 2013 period to 16.9% from 11.6% in the 2012 period. Margins were slightly impacted by fresh start accounting on the real estate values, which decreased the cost basis on some properties in the division and increased the cost basis on others, and subsequently decreased gross margins by 0.6% in the 2013 period. Average sales prices increased 45% to $231,800 in the 2013 period compared to $159,800 in the 2012 period. In addition, the Company has experienced increases in sales prices and decreases in incentives during 2013.

•

In Nevada, homebuilding gross margins increased 870 basis points in the 2013 period to 20.7% from 12.0% in the 2012 period. Margins were slightly impacted by fresh start accounting on the real estate values, which decreased the cost basis on some properties in the division and increased the cost basis on others, and subsequently increased gross margins by 0.4% in the 2013 period. On a same store basis, average sales prices decreased 3% to $232,300 in the 2013 period compared to $240,500 in the 2012 period. In addition, the Company has experienced increases in sales prices and decreases in incentives during 2013.

•

In Colorado, homebuilding gross margins were 11.8% during the 2013 period, with no comparable amount in the 2012 period, which is significantly lower than the gross margins of the other divisions. Upon acquisition of the Colorado division in December 2012, the Company marked up inventory to fair value which created lower margins in subsequent periods.

For the comparison of the Successor entity for the six months ended June 30, 2013 and the Successor entity from February 25, 2012 through June 30, 2012, adjusted homebuilding gross margin percentage, which excludes previously capitalized interest included in cost of sales, was 25.5% for the 2013 period compared to 22.2% for the 2012 period. The increase was primarily a result of the changes discussed for homebuilding gross margins described previously.

For the comparison of the Successor entity for the six months ended June 30, 2013 and the Predecessor entity from January 1, 2012 through February 24, 2012, adjusted homebuilding gross margin percentage was 25.5% for the 2013 period compared to 20.7% for the 2012 period. The increase was primarily a result of the changes discussed for homebuilding gross margins described previously.

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

	Successor		Predecessor
	Six Months Ended June 30, 2013	Period from February 25 through June 30, 2012	Period from January 1 through February 24, 2012
	(dollars in thousands)
Home sales revenue	$197,082	$69,360	$16,687
Cost of home sales	159,975	59,143	14,598

Homebuilding gross margin	37,107	10,217	2,089
Add: Interest in cost of sales	13,160	5,149	1,360

Adjusted homebuilding gross margin	$50,267	$15,366	$3,449

Adjusted homebuilding gross margin percentage	25.5%	22.2%	20.7%

Lots, Land, and Other Sales Revenue

Lots, land and other sales decreased to $3.2 million for the six months ended June 30, 2013 compared to $90.8 million for the period from February 25, 2012 through June 30, 2012 primarily attributable to the sale of a 27-acre parcel in Palo Alto and Mountain View, California, known as the former Mayfield Mall for a sales price of $90.0 million in the second quarter of 2012. Cost of sales—lots, land and other decreased to $2.8 million for the six months ended June 30, 2013 compared to $85.2 million for the period from February 25, 2012 through June 30, 2012 as a result of the decrease in sales.

Construction Services Revenue

Construction services revenue, which was all recorded in Southern California and Northern California, was $12.0 million for the six months ended June 30, 2013, $9.4 million for the period from February 25, 2012 through June 30, 2012, and $8.9 million for the period from January 1, 2012 through February 24, 2012. The decrease is primarily due to a decrease in the number of construction services projects in the 2013 period, compared to the 2012 period. See Note 1 of “Notes to Condensed Consolidated Financial Statements” for further discussion.

Sales and Marketing Expense

	Successor		Predecessor
	Six Months Ended June 30, 2013	Period from February 25 through June 30, 2012	Period from January 1 through February 24, 2012
	(in thousands)
Sales and Marketing Expense
Homebuilding
Southern California	$3,240	$1,963	$942
Northern California	1,190	856	463
Arizona	2,353	1,038	260
Nevada	1,726	806	279
Colorado	2,294	—	—

Total	$10,803	$4,663	$1,944

For the comparison of the Successor entity for the six months ended June 30, 2013 to the Successor entity from February 25, 2012 through June 30, 2012, sales and marketing expense as a percentage of homebuilding revenue decreased to 5.5% in the 2013 period compared to 6.7% in the 2012 period, reflecting the impact of higher housing revenues in the current period. This is primarily attributable to a decrease in commission expense and advertising expense as a percentage of home sales revenue to 3.3% and 1.1%, respectively, in the 2013 period from 4.3% and 1.7%, respectively, in the 2012 period due to an increase in average sales prices.

For the comparison of the Successor entity for the six months ended June 30, 2013 to the Predecessor entity from January 1, 2012 through February 24, 2012, sales and marketing expense as a percentage of revenue decreased to 5.5% in the 2013 period compared to 11.6 % in the 2012 period. This is primarily attributable to the cost of operating the sales models and base sales person compensation incurred on a monthly basis relative to the respective revenue in each period.

General and Administrative Expense

	Successor		Predecessor
	Six Months Ended June 30, 2013	Period from February 25 through June 30, 2012	Period from January 1 through February 24, 2012
	(in thousands)
General and Administrative Expense
Homebuilding
Southern California	$2,957	$1,591	$707
Northern California	938	539	222
Arizona	1,343	821	318
Nevada	1,472	904	357
Colorado	959	—	—
Corporate	10,147	4,630	1,698

Total	$17,816	$8,485	$3,302

For the comparison of the Successor entity for the six months ended June 30, 2013 to the Successor entity from February 25, 2012 through June 30, 2012, general and administrative expense as a percentage of homebuilding revenues decreased to 9.0% in the 2013 period compared to 12.2% in the 2012 period, reflecting the impact of higher housing revenues in the current period and lower outside services and professional fees in the 2013 period as compared to the 2012 period which included higher expenses related to the reorganization, partially offset by an increase in salaries and benefits in the 2013 period.

For the comparison of the Successor entity for the six months ended June 30, 2013 to the Predecessor entity from January 1, 2012 through February 24, 2012, general and administrative expense as a percentage of homebuilding revenues decreased to 9.0% in the 2013 period compared to 19.8% in the 2012 period. This is primarily attributable to the fixed costs of salaries and benefits incurred on a monthly basis relative to the respective revenue in each period.

Other Items

Combined other operating costs remained relatively consistent at $1.1 million in the 2013 period compared to $1.6 million in the 2012 period.

Interest activity for the six months ended June 30, 2013, the period from February 25, 2012 through June 30, 2012, and the period from January 1, 2012 through February 24, 2012, are as follows (in thousands):

	Successor		Predecessor
	Six Months Ended June 30, 2013	Period from February 25 through June 30, 2012	Period from January 1 through February 24, 2012
Interest incurred	$15,000	$13,607	$7,145
Less: Interest capitalized	12,449	8,771	4,638

Interest expense, net of amounts capitalized	$2,551	$4,836	$2,507

Cash paid for interest	$14,350	$11,746	$8,924

The decrease in interest incurred for the six months ended June 30, 2013, compared to the interest incurred for the period from January 1, 2012 through February 24, 2012 and the period from February 25, 2012 through June 30, 2012 reflects a decrease in interest rates, as well as a decrease in the Company’s overall debt. Interest capitalized relative to the amount incurred was higher in the 2013 period due to higher qualifying assets in the 2013 period as compared to the 2012 period.

Reorganization Items

During the six months ended June 30, 2013, the Company incurred $0.5 million in reorganization costs, compared to $1.2 million during the period from February 25, 2012 through June 30, 2012 for legal and professional fees. During the period from January 1, 2012 through February 24, 2012, the Company recorded reorganization items of $233.5 million associated with or resulting from the reorganization and restructuring of the business, which primarily consists of a gain of approximately $298.8 million that resulted from cancellation of debt. The overall gain was partially offset by approximately $49.3 million in adjustments related to plan implementation and fresh start adjustments, approximately $7.8 million in professional fees, and approximately $8.3 million of debt financing cost write-off.

Net Income Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest increased to $1.8 million during the 2013 period, from $0.9 million during the 2012 period. This is primarily due to the joint venture, Lyon Branches, LLC, which was formed in June 2012 thus contributing a full six months of income during the 2013 period as compared to less than one month of income in the 2012 period.

Net Income (Loss) Attributable to William Lyon Homes

As a result of the foregoing factors, net income (loss) attributable to William Lyon Homes for the six months ended June 30, 2013, for the period from February 25, 2012 through June 30, 2012, and the period from January 1, 2012 through February 24, 2012, was net income of $4.8 million, a net loss of $6.9 million, and net income of $228.4 million, respectively.

Preferred Stock Dividends

The preferred stock dividends were $1.5 million in the 2013 period compared to $1.0 million in the 2012 period. The increase in the 2013 period is attributed to approximately 5 months of dividends, from January 2013 through the Company’s IPO on May 21, 2013, as compared to approximately 4 months of dividends in the 2012 successor period.

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

In the six months ended June 30, 2013, the Company delivered 613 homes, with an average selling price of approximately $321,500, and recognized home sales revenues and total revenues of $197.1 million and $212.3 million, respectively. The Company has experienced significant operating momentum since the beginning of 2012, during which time a variety of key housing, employment and other related economic statistics in our markets have increasingly demonstrated signs of recovery. This rebound in market conditions, when combined with the Company’s disciplined operating strategy, has resulted in six consecutive quarters of growth in net new home orders, home closings and unit backlog.

In the six months ended June 30, 2013, net new home orders increased 16% to 721 in the 2013 period from 623 in the 2012 period, while home closings increased 71% to 613 in the 2013 period from 359 in the 2012 period. On a consolidated basis, the cancellation rate increased to 15% in the 2013 period compared to 12% in the 2012 period. In addition, homebuilding gross margin percentage and adjusted homebuilding gross margin percentage increased to 18.8% and 25.5%, respectively, for the six months ended June 30, 2013, as compared to 14.3% and 21.9%, respectively, for the six months ended June 30, 2012. The increase in gross margins is primarily related to an increase in net sales prices during the period and an increase in absorption, which decreases certain project related costs. The increase in gross margins is also attributed to the impact of fresh start accounting which resulted in a net decrease to the cost basis of our properties, which subsequently increased gross margins.

As of June 30, 2013, the Company is selling homes in 25 communities and had a consolidated backlog of 511 sold but unclosed homes, with an associated sales value of $206.8 million, representing a 27% and 96% increase in units and dollars, respectively, as compared to the backlog at June 30, 2012. The Company believes that the attractive fundamentals in its markets, its leading market share positions, its long-standing relationships with land developers, its significant land supply and its focus on providing the best possible customer experience positions the Company to capitalize on meaningful growth as the U.S. housing market continues to rebound.

On May 21, 2013, the Company completed its initial public offering (IPO) of 10,005,000 shares of Class A Common Stock, which consisted of 7,177,500 shares sold by the Company and 2,827,500 shares sold by the selling stockholder. The 10,005,000 shares in the offering were sold at a price to the public of $25.00 per share. The Company raised total net proceeds of approximately $163.9 million in the offering, after deducting the underwriting discount and estimated offering expenses. The Company did not receive any proceeds from the sale of shares by the selling stockholder.

The success of the Company’s IPO raised net cash proceeds of approximately $163.9 million, leaving cash on hand of $206.0 million, which also improves our balance sheet by lowering our leverage ratios. In addition, in August 2013, the Company entered into a $100.0 million revolving credit facility, which will be used for working capital.

The Company provides for its ongoing cash requirements with the proceeds identified above, as well as from internally generated funds from the sales of homes and/or land sales. During the six months ended June 30, 2013, the Company had cash used in operations of $66.7 million, which included land acquisitions of $76.3 million. In addition, the Company has the option to use additional outside borrowing, form new joint ventures with partners that provide a substantial portion of the capital required for certain projects, and buy land via lot options or land banking arrangements. The Company has financed, and may in the future finance, certain projects and land acquisitions with construction loans secured by real estate inventories, seller-provided financing and land banking transactions. The Company may also draw on its revolving line of credit to fund land acquisitions, as discussed below.

8 1/2% Senior Notes Due 2020

On November 8, 2012, California Lyon completed its offering of 8 1/2% Senior Notes due 2020, (the “New Notes”), in an aggregate principal amount of $325 million. The New Notes were issued at 100% of their aggregate principal amount. The Company used the net proceeds from the sale of the New Notes, together with cash on hand, to refinance the Company’s (i) $235 million 10.25% Senior Secured Term Loan due 2015, (ii) approximately $76 million in aggregate principal amount of 12% Senior Subordinated Secured Notes due 2017, (iii) approximately $11 million in principal amount of project related debt, and (iv) to pay accrued and unpaid interest thereon.

As of June 30, 2013, the outstanding principal amount of the New Notes is $325 million, and the New Notes mature on November 15, 2020. The New Notes are senior unsecured obligations of California Lyon and are unconditionally guaranteed on a senior subordinated secured basis by Parent and by certain of Parent’s existing and future restricted subsidiaries. The New Notes and the guarantees rank senior to all of California Lyon’s and the guarantors’ existing and future unsecured senior debt and senior in right of payment to all of California Lyon’s and the guarantors’ future subordinated debt. The New Notes and the guarantees are and will be effectively junior to any of California Lyon’s and the guarantors’ existing and future secured debt.

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

Revolving Line of Credit Loan Agreement

On March 5, 2013, California Lyon entered into a Revolving Line of Credit Loan Agreement (the “CB&T Loan Agreement”), with California Bank & Trust (“CB&T”), providing for a revolving line of credit of $30.0 million (the “CB&T Loan”). The CB&T Loan, as amended, provides California Lyon with funds for the development of residential lots, the construction of existing and future residential home projects within the states of California, Arizona, Nevada and Colorado, the issuance of letters of credit for the payment of costs incurred or associated with those projects and other general corporate purposes. In connection with the execution of the CB&T Loan Agreement, California Lyon issued a promissory note (the “CB&T Promissory Note”), and together with the CB&T Loan Agreement and any ancillary documents and agreements executed pursuant to the CB&T Loan Agreement, (the “CB&T Loan Documents”), in favor of CB&T. California Lyon’s obligations under the CB&T Loan are secured by, among other things, a first lien on and security interest in all the real and personal property comprising each qualified project that is secured by the CB&T Loan. Borrowings under the CB&T Loan Agreement, bear interest, payable monthly, at California Lyon’s option of either (i) a fixed rate at LIBOR plus 3.00% per annum or (ii) a variable rate at the Prime Rate, as adjusted by CB&T in accordance with the CB&T Loan Agreement, plus 1.00% per annum. The floor interest rate for borrowings under the CB&T Loan Agreement range from 4.25% to 5.00%, depending on California Lyon’s total debt to tangible net worth ratio. Beginning on March 5, 2015, the maximum amount available under the CB&T Loan will be reduced by $7.5 million every 90 days until the CB&T Loan matures. The CB&T Loan will mature on March 5, 2016.

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

In March 2013, one of the outstanding construction loans payable and its underlying collateral was rolled into the CB&T Loan. As of June 30, 2013, there was $13.4 million outstanding under the CB&T Loan at an interest rate of 4.75%.

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

The second construction note payable agreement has total availability under the facility of $17.0 million, to be drawn for land development and construction on one of its joint venture projects. The loan matures in March 2015 and bears interest at prime rate + 1%, with a rate floor of 5.0%, which was the interest rate as of June 30, 2013. As of June 30, 2013 and December 31, 2012, the Company had borrowed $3.7 million and $5.4 million, respectively, under this facility. The loan will be repaid with proceeds from home closings of the project, is secured by the underlying project, and is guaranteed by the Company.

In June 2013, the Company entered into another construction note payable agreement. The agreement has total availability under the facility of $28.0 million, to be drawn for land development and construction on one of its wholly-owned projects. The loan matures in June 2016 and bears interest at the prime rate + 0.5%, with a rate floor of 4.0%, which was the interest rate as of June 30, 2013. As of June 30, 2013, the Company had borrowed $18.3 million under this facility. The loan will be repaid with proceeds from home closings of the project, is secured by the underlying project, and is guaranteed by the Company.

Seller Financing

At June 30, 2013, the Company had $16.2 million of notes payable outstanding related to two land acquisitions for which seller financing was provided. The first note had a balance of $1.8 million as of June 30, 2013, bears interest at 3% per annum, is secured by the underlying land, and matures in March 2014. The second note had a balance of $14.4 million as of June 30, 2013, bears interest at 7% per annum, is secured by the underlying land, and matures in May 2015.

Revolving Credit Facility

On August 7, 2013, California Lyon and the Company entered into a credit agreement providing for a revolving credit facility of up to $100 million, or the Facility. The Facility will mature on August 5, 2016, unless terminated earlier pursuant to the terms of the Facility. The Facility contains an uncommitted accordion feature under which its aggregate principal amount can be increased to up to $125 million under certain circumstances, as well as a sublimit of $50 million for letters of credit. The Facility contains various covenants, including financial covenants relating to tangible net worth, leverage, liquidity and interest coverage, as well as a limitation on investments in joint ventures and non-guarantor subsidiaries.

The Facility contains customary events of default, subject to cure periods in certain circumstances, that would result in the termination of the commitment and permit the lenders to accelerate payment on outstanding borrowings and require cash collateralization of letters of credit, including: nonpayment of principal, interest and fees or other amounts; violation of covenants; inaccuracy of representations and warranties; cross default to certain other indebtedness; unpaid judgments; and certain bankruptcy and other insolvency events. If a change in control of the Company occurs, the lenders may terminate the commitment and require that the California Lyon repay outstanding borrowings under the Facility and cash collateralize letters of credit. Interest rates on borrowings generally will be based on either LIBOR or a base rate, plus the applicable spread. The commitment fee on the unused portion of the Facility currently accrues at an annual rate of 0.50%.

Borrowings under the Facility, the availability of which is subject to a borrowing base formula, are required to be guaranteed by the Company and certain of the Company’s wholly-owned subsidiaries, are secured by a pledge of all equity interests held by such guarantors, and may be used for general corporate purposes. As of August 7, 2013, the Facility was undrawn.

Net Debt to Total Capital

The Company’s ratio of net debt to total capital was 33.7% and 65.0% as of June 30, 2013 and December 31, 2012, respectively. The ratio of net debt to total capital is a non-GAAP financial measure, which is calculated by dividing notes payable and Senior Notes, net of cash and cash equivalents and restricted cash, by total capital (notes payable and Senior Notes, net of cash and cash equivalents and restricted cash, plus redeemable convertible preferred stock and total equity (deficit)). The Company believes this calculation is a relevant and useful financial measure to investors in understanding the leverage employed in its operations, and may be helpful in comparing the Company with other companies in the homebuilding industry to the extent they provide similar information. See table set forth below reconciling this non-GAAP measure to the ratio of debt to total capital.

	Successor
	June 30, 2013	December 31, 2012
	(dollars in thousands)

Notes payable and Senior Notes	$376,631	$338,248
Redeemable convertible preferred stock	—	71,246
Total equity	333,259	72,119

Total capital	$709,890	$481,613
Ratio of debt to total capital	53.1%	70.2%

Notes payable and Senior Notes	$376,631	$338,248
Less: Cash and cash equivalents and restricted cash	(207,270)	(71,928)

Net debt	169,361	266,320
Redeemable convertible preferred stock	—	71,246
Total equity	333,259	72,119

Total capital	$502,620	$409,685
Ratio of net debt to total capital	33.7%	65.0%

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

The Company participates in one land banking arrangement that is not a variable interest entity in accordance with FASB ASC Topic 810, Consolidation (“ASC 810”), but is consolidated in accordance with FASB ASC Topic 470, Debt (“ASC 470”). Under the provisions of ASC 470, the Company has determined it is economically compelled, based on certain factors, to purchase the land in the land banking arrangement. Therefore, the Company has recorded the remaining purchase price of the land of $31.2 million and $39.0 million as of June 30, 2013 and December 31, 2012, which is included in real estate inventories not owned and liabilities from inventories not owned in the accompanying balance sheet.

Summary information with respect to the Company’s land banking arrangements is as follows as of the periods presented (dollars in thousands):

	Successor
	June 30, 2013	December 31, 2012
Total number of land banking projects	1	1

Total number of lots	610	610

Total purchase price	$161,465	$161,465

Balance of lots still under option and not purchased:
Number of lots	158	199

Purchase price	$31,161	$39,029

Forfeited deposits if lots are not purchased	$22,144	$27,734

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

As of June 30, 2013 and December 31, 2012, the Company’s had no investment in and advances to unconsolidated joint ventures.

Assessment District Bonds

In some jurisdictions in which the Company develops and constructs property, assessment district bonds are issued by municipalities to finance major infrastructure improvements and fees. Such financing has been an important part of financing master-planned communities due to the long-term nature of the financing, favorable interest rates when compared to the Company’s other sources of funds and the fact that the bonds are sold, administered and collected by the relevant government entity. As a landowner benefited by the improvements, the Company is responsible for the assessments on its land. When the Company’s homes or other properties are sold, the assessments are either prepaid or the buyers assume the responsibility for the related assessments. See Note 12 of “Notes to Condensed Consolidated Financial Statements” for the three and six months ended June 30, 2013.

Cash Flows—Comparison of Six Months Ended June 30, 2013 to Six Months Ended June 30, 2012

For the comparison of the Successor entity for the six months ended June 30, 2013 and the Successor entity from February 25, 2012 through June 30, 2012, the comparison of cash flows is as follows:

•

Net cash (used in) provided by operating activities decreased to a use of $66.7 million in the 2013 period from a source of $45.0 million in the 2012 period. The change was primarily a result of (i) a net increase in real estate inventories-owned of $68.9 million in the 2013 period primarily driven by $76.3 million in land acquisitions, compared to a net decrease of $43.5 million in the 2012 period, primarily driven by $90.8 million in lots, land and other sales, offset by $57.0 million in land acquisitions, and (ii) an increase in receivables of $14.6 million in the 2013 period compared to an increase of $1.0 million in the 2012 period primarily attributable to the timing of proceeds received from escrow for home closings, offset by (iii) consolidated net income of $6.6 million in the 2013 period compared to consolidated net loss of $6.0 million in the 2012 period.

•

Net cash used in investing activities was $1.5 million in the 2013 period compared to a nominal amount in the 2012 period, as a result of purchases of property and equipment of $1.5 million in the 2013 period.

•

Net cash provided by (used in) financing activities increased to a source of $203.6 million in the 2013 period from a use of $55.6 million in the 2012 period. The change was primarily as a result of (i) proceeds from issuance of common stock of $163.9 million, net of offering costs of $15.5 million, in the 2013 period related to the Company’s initial public offering, with no comparable amount in the 2012 period, (ii) proceeds from borrowings on notes payable of $41.3 million in the 2013 period with no comparable amount in the 2012 period, (iii) principal payments on notes payable of $19.1 million in the 2013 period as compared to $60.9 million in the 2012 period, (iv) noncontrolling interest contributions of $34.8 million in the 2013 period compared to $15.1 million in the 2012 period, and (v) noncontrolling interest distributions of $14.4 million in the 2013 period compared to $9.2 million in the 2012 period.

For the comparison of the Successor entity for the six months ended June 30, 2013 and the Predecessor entity from January 1, 2012 through February 24, 201, the comparison of cash flows is as follows:

•

Net cash used in operating activities increased to a use of $66.7 million in the 2013 period from a use of $17.3 million in the 2012 period. The change was primarily a result of (i) a net increase in real estate inventories-owned of $68.9 million in the 2013 period compared to a net increase of $7.0 million in the 2012 period, primarily driven by $76.3 million in land acquisitions in the 2013 period with no comparable amount in the 2012 period, and (ii) an increase in receivables of $14.6 million in the 2013 period compared to a decrease of $1.0 million in the 2012 period primarily attributable to the timing of proceeds received from escrow for home closings, and (iii) consolidated net income of $6.6 million in the 2013 period compared to consolidated net income of $228.5 million in the 2012 period, offset by (iv) net reorganization items of $241.3 million in the 2012 period with no comparable amount in the 2013 period .

•

Net cash used in investing activities was $1.5 million in the 2013 period with no comparable amount in the 2012 period, as a result of purchases of property and equipment of $1.5 million in the 2013 period.

•

Net cash provided by financing activities increased to a source of $203.6 million in the 2013 period from a source of $77.8 million in the 2012 period. The change was primarily as a result of (i) proceeds from issuance of common stock of $163.9 million, net of offering costs of $15.5 million, in the 2013 period related to the Company’s initial public offering, with no comparable amount in the 2012 period, (ii) proceeds from borrowings on notes payable of $41.3 million in the 2013 period with no comparable amount in the 2012 period, (iii) noncontrolling interest contributions of $34.8 million in the 2013 period compared to $1.8 million in the 2012 period and (iv) noncontrolling interest distributions of $14.4 million in the 2013 period compared to $1.9 million in the 2012 period, offset by (v) proceeds from preferred stock of $50.0 million in the 2012 period with no comparable amount in the 2013 period, (vi) proceeds from reorganization of $31.0 million in the 2012 period with no comparable amount in the 2013 period and (vii) principal payments on notes payable $19.1 million in the 2013 period compared to $0.6 million in the 2012 period.

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

Description of Projects and Communities Under Development

The Company’s homebuilding projects usually take two to five years to develop. The following table presents project information relating to each of the Company’s homebuilding operating segments as of June 30, 2013 and only includes projects with lots owned as of June 30, 2013, lots consolidated in accordance with certain accounting principles as of June 30, 2013 or homes closed for the quarter ended June 30, 2013.

Project (County or City)	Year of First Delivery	Estimated Number of Homes at Completion (1)	Cumulative Homes Closed as of June 30, 2013 (2)	Backlog at June 30, 2013 (3) (4)	Lots Owned as of June 30, 2013 (5)	Homes Closed for the Period Ended June 30, 2013	Sales Price Range (6)

SOUTHERN CALIFORNIA
Orange County:
Irvine
Agave	2013	96	—	8	96	—	$480,000 - 600,000
Lyon Branches (7)	2013	48	8	15	40	8	$1,065,000 - 1,230,000
Willow Bend	2013	58	—	18	58	—	$1,140,000 - 1,305,000
Lyon Whistler	2013	83	—	—	83	—	$900,000 - 990,000
Rancho Mission Viejo
Lyon Cabanas	2013	97	—	5	97	—	$320,000 - 450,000
Lyon Villas	2013	96	—	5	96	—	$400,000 - 460,000
Los Angeles County:
Hawthorne
360 South Bay (8):
The Flats	2010	188	99	27	89	20	$392,000 - 572,000
The Courts	2010	118	118	—	—	6		(11)
The Rows	2012	94	28	18	66	16	$533,000 - 705,000
The Lofts	2013	9	3	3	6	3	$440,000 - 590,000
The Gardens	2013	12	10	—	2	10	$565,000 - 730,000
The Townes	2013	96	—	6	96	—	$595,000 - 680,000
The Terraces	2013	93	—	—	93	—	$680,000 - 800,000
Azusa
Rosedale
Gardenia	2011	81	81	—	—	33		(11)
Sage Court	2011	64	64	—	—	3		(11)
San Diego County:
Escondido
Contempo	2013	84	—	—	84	—	$265,000 - 310,000
San Diego
Atrium	2013	80	—	—	80	—	$350,000 - 440,000
Riverside County:
Riverside
Bridle Creek	2015	10	—	—	10	—	$480,000 - 520,000
San Bernardino County:
Yucaipa
Vista Bella/Redcort	2013	165	—	—	165	—	$240,000 - 265,000

		1,572	411	105	1,161	99

SOUTHERN CALIFORNIA TOTAL

NORTHERN CALIFORNIA
Contra Costa County:
Pittsburgh
Vista Del Mar
Villages (7)	2007	102	50	—	52	—	$345,000 - 375,000
Vineyard II	2012	131	30	27	52	25	$484,000 - 509,000
Brentwood
Palmilla
El Sol	2014	49	—	—	49	—	$169,000 - 329,000
Cielo	2014	56			56		$370,000 - 405,000
Antioch
Oak Crest	2013	130	—	—	130	—	$350,000 - 405,000
San Joaquin County:
Lathrop
The Ranch @ Mossdale Landing	2010	168	139	25	29	28	$303,000 - 353,000

NORTHERN CALIFORNIA TOTAL		636	219	52	368	53

Project (County or City)	Year of First Delivery	Estimated Number of Homes at Completion (1)	Cumulative Homes Closed as of June 30, 2013 (2)	Backlog at June 30, 2013 (3) (4)	Lots Owned as of June 30, 2013 (5)	Homes Closed for the Period Ended June 30, 2013	Sales Price Range (6)

ARIZONA
Maricopa County:
Queen Creek
Hastings Property
Villas	2012	337	151	61	186	99	$165,000 - 202,000
Manor	2012	141	91	33	50	59	$234,000 - 289,000
Estates	2012	153	39	35	114	33	$288,000 - 355,000
Church Farms North	2015	2,310	—	—	2,310	—	$159,000 - 324,000
Mesa
Lehi Crossing
Settlers Landing	2012	235	15	24	220	11	$219,000 - 262,000
Wagon Trail	2013	244	13	18	231	13	$233,000 - 292,000
Monument Ridge	2013	248	7	6	241	7	$256,000 - 333,000
Land (9)	2014	129	—	—	129	—	N/A
Peoria
Agua Fria	2012	263	2	—	261	2	$164,000 - 198,000
Surprise
Rancho Mercado	2017	1,865	—	—	1,865	—	$164,000 - 407,000
Gilbert
Lyon’s Gate
Land (9)	N/A	—	—	—	213	—	N/A

ARIZONA TOTAL		5,925	318	177	5,820	224

NEVADA
Clark County:
North Las Vegas
Serenity Ridge	2013	108	7	31	101	7	$452,000 - 532,000
Tularosa at Mountain’s Edge	2011	140	99	24	41	39	$226,000 - 267,000
Las Vegas
Flagstone
Crossings	2011	77	67	10	10	20	$310,000 - 340,000
West Park
Villas	2006	191	138	41	53	31	$203,000 - 234,000
Courtyards	2006	113	113	—	—	21		(11)
Mesa Canyon	2013	49	—	1	49	—	$285,000 - 305,000
Tierra Este	2013	116	—	—	116	—	$205,000 - 232,000
Lyon Estates	2013	129	—	—	129	—	$470,000 - 525,000
Rhapsody	2014	63	—	—	63	—	$224,000 - 252,000
The Fields at Aliente	2011	60	60	—	—	4		(11)
Sterling Ridge 65’ Lots	2014	137	—	—	4	—	$627-000 -672,000
Sterling Ridge 75’ Lots	2014	62	—	—	3	—	$715-000 -783,000
Nye County:
Pahrump
Mountain Falls
Series I	2011	116	57	7	59	16	$135,000 - 164,000
Series II	2014	218	—	—	218	—	$183,000 - 211,000
Land (9)	N/A	—	—	—	1,925	—	N/A

NEVADA TOTAL		1,579	541	114	2,771	138

Project (County or City)	Year of First Delivery	Estimated Number of Homes at Completion (1)	Cumulative Homes Closed as of June 30, 2013 (2)	Backlog at June 30, 2013 (3) (4)	Lots Owned as of June 30, 2013 (5)	Homes Closed for the Period Ended June 30, 2013	Sales Price Range (6)

COLORADO (10)
Douglas County
Castle Rock
Watercolor at The Meadows	2012	31	15	15	16	14	$295,000 - 372,000
Cliffside	2014	49	—	—	49	—	$402,000 - 495,000
Parker
Idyllwilde	2012	42	24	10	18	19	$308,000 - 416,000
Grand County
Granby Ranch	2012	54	9	6	45	8	$417,000 - 467,000
Jefferson County
Arvada
Villages of Five Parks	2012	49	34	13	15	29	$350,000 - 390,000
Candelas	2014	66	—	—	22	—	$359,000 - 403,000
Larimer County
Fort Collins
Observatory Village	2012	50	30	19	20	29	$300,000 - 354,000
Timnath Ranch — Haven	2014	68	—	—	68	—	$342,000 - 372,000
Timnath Ranch — Park	2014	203	—	—	203	—	$289,000 - 328,000

COLORADO TOTAL		612	112	63	456	99

GRAND TOTALS		10,324	1,601	511	10,576	613

(1)	The estimated number of homes to be built at completion is subject to change, and there can be no assurance that the Company will build these homes.
(2)	“Cumulative Homes Closed” represents homes closed since the project opened, and may include prior years, in addition to the homes closed during the current year presented.
(3)	Backlog consists of homes sold under sales contracts that have not yet closed, and there can be no assurance that closings of sold homes will occur.
(4)	Of the total homes subject to pending sales contracts as of June 30, 2013, 459 represent homes completed or under construction.
(5)	Lots owned as of June 30, 2013 include lots in backlog at June 30, 2013.
(6)	Sales price range reflects the most recent pricing updates of the base price only and excludes any lot premium, buyer incentive and buyer selected options, which vary from project to project.
(7)	Project is a joint venture and is consolidated as a VIE in accordance with ASC 810, Consolidation.
(8)	All or a portion of the lots in this project are not owned as of June 30, 2013. The Company consolidated the purchase price of the lots in accordance with certain accounting rules, and considers the lots owned at December 31, 2012.
(9)	Represents a parcel of land held for future sale. It is unknown when the Company plans to develop homes on this land, thus the “year of first delivery” and “sales price range” are not applicable.
(10)	Colorado division was acquired on December 7, 2012, as part of the Village Homes Acquisition. Estimated number of homes at completion is the number of homes to be built post-acquisition. Cumulative homes closed are from acquisition date through June 30, 2013.
(11)	Project is completely sold out, therefore the sales price range is not applicable as of June 30, 2013.

Income Taxes

See Note 8 of “Notes to Condensed Consolidated Financial Statements” for a description of the Company’s income taxes.

Related Party Transactions

See Note 7 of “Notes to Condensed Consolidated Financial Statements” for a description of the Company’s transactions with related parties.

Critical Accounting Policies

The Company’s financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and costs and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those which impact its most critical accounting policies. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, the Company’s most critical accounting policies are debtor in possession accounting; fresh start accounting; real estate inventories and cost of sales; impairment of real estate inventories; sales and profit recognition; and variable interest entities. Management believes that there have been no significant changes to the Company’s critical accounting policies during the six months ended June 30, 2013, as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Annual Report on Form 10-K for the year ended December 31, 2012.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk for changes in interest rates relates to the Company’s floating rate debt with a total outstanding balance at June 30, 2013 of $35.4 million where the interest rate is variable based upon certain bank reference or prime rates. The average prime rate during the three months ended June 30, 2013 was 3.25%. If variable interest rates were to increase by 10%, there would be no impact on the Company’s condensed consolidated financial statements because the outstanding debt has an interest rate floor of 4.0% to 5.0%.

The following table presents principal cash flows by scheduled maturity, interest rates and the estimated fair value of our long-term fixed rate debt obligations as of June 30, 2013 (dollars in thousands):

	Years ending December 31,					Thereafter	Total	Fair Value at June 30, 2013
	2013	2014	2015	2016	2017
Fixed rate debt	$—	$1,762	$14,476	$—	$—	$325,000	$341,238	$369,286
Interest rate	—	3.0%	7.0%	—	—	8.5%	—	—

The Company does not utilize swaps, forward or option contracts on interest rates, foreign currencies or commodities, or other types of derivative financial instruments as of or during the six months ended June 30, 2013. The Company does not enter into or hold derivatives for trading or speculative purposes.

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

Evaluation of Disclosure Controls and Procedures. We carried out an evaluation as of June 30, 2013, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of June 30, 2013, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting. Our management determined that as of June 30, 2013, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WILLIAM LYON HOMES

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is involved in various legal proceedings, most of which relate to routine litigation and some of which are covered by insurance. In the opinion of the Company’s management, the Company does not have any currently pending litigation of which the outcome will have a material adverse effect on the Company’s operations or financial position.

Item 1A.	Risk Factors

Investing in our securities is subject to a number of risks and uncertainties. You should carefully consider the risk factors described below, which amend and restate in their entirety the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012 and our Quarterly Report on Form 10-Q for the quarter ended March 30, 2013. Additional risks that we currently believe are immaterial may also impair our business operations. Our business, results of operations, financial condition, cash flows and future prospects and the trading price of our securities could be harmed as a result of any of these risks, and investors may lose all or part of their investment. As used herein, unless the context requires otherwise, the terms “we,” “our” and “us” refer to William Lyon Homes, a Delaware corporation. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2012, including our financial statements and related notes, and our other filings made from time to time with the SEC.

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

The Company’s business depends on its ability to obtain land for the development of its residential communities at reasonable prices and with terms that meet its underwriting criteria. The Company’s ability to obtain land for new residential communities may be adversely affected by changes in the general availability of land, the willingness of land sellers to sell land at reasonable prices given the deterioration in market conditions, competition for available land, availability of financing to acquire land, zoning, regulations that limit housing density, and other market conditions. If the supply of land appropriate for development of residential communities is limited because of these factors, or for any other reason, the number of homes that the Company builds and sells may decline. Additionally, the ability of the Company to open new projects could be impacted if the Company elects not to purchase lots under option contracts. To the extent that the Company is unable to purchase land timely or enter into new contracts for the purchase of land at reasonable prices, due to the lag time between the time the Company acquires land and the time the Company begins selling homes, the Company’s home sales revenue and results of operations could be negatively impacted and/or the Company could be required to scale back the Company’s operations in a given market.

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

The Company presently conducts all of its business in five geographic regions: Southern California, Northern California, Arizona, Nevada and, beginning in December 2012, Colorado. The Company’s geographic concentration could adversely impact the Company if the homebuilding business in its current markets should decline, since there may not be a balancing opportunity in a stronger market in other geographic regions.

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

During the years ended December 31, 2012, 2011 and 2010, the Company experienced cancellation rates of 14%, 18% and 19%, respectively. In the three and six months ended June 30, 2013, the Company experienced a cancellation rate of 17% and 15%, respectively, compared to 15% and 12% during the same periods in 2012, respectively. Cancellations negatively impact the number of closed homes, net new home orders, home sales revenue and the Company’s results of operations, as well as the number of homes in backlog. Home order cancellations can result from a number of factors, including declines or slow appreciation in the market value of homes, increases in the supply of homes available to be purchased, increased competition, higher mortgage interest rates, homebuyers’ inability to sell their existing homes, homebuyers’ inability to obtain suitable financing, including providing sufficient down payments, and adverse changes in economic conditions. Many of these factors are beyond the Company’s control. Increased levels of home order cancellations would have a negative impact on the Company’s home sales revenue and financial and operating results.

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

Power and Natural Resource shortages or price increases could have an adverse impact on operations.

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

California law provides that consumers can seek redress for patent (i.e., observable) defects in new homes within three or four years (depending on the type of claim asserted) from when the defect is discovered or should have been discovered. If the defect is latent ( i.e. , non-observable), consumers must still seek redress within three or four years (depending on the type of claim asserted) from the date when the defect is discovered or should have been discovered, but in no event later than ten years after the date of substantial completion of the work on the construction. Consumers purchasing homes in Arizona, Nevada and Colorado may also be able to obtain redress under state laws for either patent or latent defects in their new homes. Because California, our largest market, is one of the most highly regulated and litigious jurisdictions in the United States, our potential losses and expenses due to litigation, new laws and regulations may be greater than those of our competitors who have smaller or no California operations.

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

The homebuilding industry is subject to significant variability and fluctuations in real estate values. As a result, the Company may be required to write-down the book value of certain real estate assets in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, and some of those write downs could be material. Any material write–downs of assets could have a material adverse effect on our business, prospects, liquidity, financial condition or results of operations.

On February 24, 2012, the Company adopted fresh start accounting under ASC 852, and recorded all real estate inventories at fair value. Subsequent to February 24, 2012 and throughout each quarter of 2012 and the first half of 2013, there were no indicators of impairment, as sales prices and sales absorption rates have improved. For the year ended December 31, 2012 and the three and six months ended June 30, 2013, there were no impairment charges recorded.

The Company assesses its projects on a quarterly basis, when indicators of impairment exist. Indicators of impairment include a decrease in demand for housing due to soft market conditions, competitive pricing pressures which reduce the average sales price of homes, which includes sales incentives for home buyers, sales absorption rates below management expectations, a decrease in the value of the underlying land and a decrease in projected cash flows for a particular project. The Company was required to write down the book value of its impaired real estate assets in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 360, Property, Plant and Equipment , or ASC 360.

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

The Company is highly leveraged. At June 30, 2013, the total outstanding principal amount of our debt was $376.6 million. We also entered into a new $100 million credit facility in August 2013, with no amounts outstanding as of August 5, 2013. The Company’s high level of indebtedness could have detrimental consequences, including the following:

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

Risks Related to Ownership of Our Class A Common Stock

Concentration of ownership of the voting power of our capital stock may prevent other stockholders from influencing corporate decisions and create perceived conflicts of interest.

Our common stock consists of two classes: Class A and Class B. Holders of Class A Common Stock are entitled to one vote per share, and holders of Class B Common Stock are entitled to five votes per share, on all matters entitled to be voted on by our common stockholders. Entities controlled by William H. Lyon hold approximately 51.0% of the voting power of the Company, assuming exercise in full of the warrant to purchase additional shares of Class B Common Stock, through their ownership of 100% of the outstanding Class B Common Stock, a warrant to purchase 1,907,550 additional shares of Class B Common Stock and approximately 67,104 shares of Class A Common Stock. Additionally, Luxor Capital Group, or Luxor, and an affiliate of Paulson & Co. Inc., or Paulson, hold approximately 8.6 million and 3.3 million shares of Class A Common Stock, representing 18.4 and 7.1% of the total voting power of the Company’s outstanding capital stock, respectively. Further, Luxor, Paulson and the entity affiliated with William H. Lyon, which collectively control approximately 76.5% of the total voting power of the Company’s outstanding capital stock, have entered into stockholder agreements with respect to the election of up to six seats on our board of directors, whereby each such stockholder has agreed to vote in favor of the director nominees supported by each of the other stockholders. The Company is not party to such agreements.

William H. Lyon, Luxor and Paulson may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This ownership concentration may adversely impact the trading of our capital stock because of a perceived conflict of interest that may exist, thereby depressing the value of our capital stock.

Future sales of our common stock by existing stockholders could cause the price of our Class A Common Stock to decline.

Any sales of a substantial number of shares of our common stock in the public market, or the perception that such sales might occur, may cause the market price for our Class A Common Stock to decline. We have 27,623,629 shares of Class A Common Stock and 3,813,884 shares of Class B Common Stock outstanding, excluding 576,651 shares of Class A Common Stock issuable upon the exercise of outstanding stock options and 1,907,550 shares of Class B Common Stock issuable upon the exercise of a warrant held by the holders of our Class B Common Stock. All of these shares, other than the shares of Class B Common Stock held by William H. Lyon through his management of Lyon Shareholder 2012, LLC, and certain shares of Class A Common Stock held by our directors and officers and other “affiliates”, as defined in Rule 144 of the Securities Act, or Rule 144, are freely tradable without restriction under the Securities Act. All outstanding shares of Class B Common Stock and shares of Class A Common Stock held by our directors, officers and other affiliates are restricted securities under the Securities Act, and may not be sold in the public market unless the sale is registered under the Securities Act or an exemption from registration is available, subject to the restrictions imposed by the lock-up agreements referenced below. We may issue equity securities in the future for a number of reasons, including to finance our operations and business strategy, to adjust our ratio of debt to equity, to satisfy our obligations upon exercise of outstanding options or for other reasons. Any such future issuances of our common stock or convertible or other equity-linked securities will dilute the ownership interest of the holders of our Class A Common Stock. We cannot predict the size of future issuances of our common stock or other equity-related securities or the effect, if any, that they may have on the market price of our Class A Common Stock.

In connection with our recent Initial Public Offering in May 2013, each of our executive officers, directors and certain of our stockholders has agreed, subject to certain exceptions, to be bound by a lock-up agreement that prevents us and them from selling or transferring shares of our common stock during the 180-day period following our initial public offering. Upon expiration of the lock-up period, these shares will be freely tradable in public markets, subject to the limitations of Rule 144 unless sold under the Company’s current shelf registration statement, which could depress the value of our Class A Common Stock. Moreover, Credit Suisse Securities (USA) LLC and Citigroup Global Markets Inc. may, in their sole discretion, release any of the shares held by our executive officers, directors and other current stockholders from the restrictions of the lock-up agreement at any time without notice, which would allow the immediate sale of these shares in the market, subject to the limitations of Rule 144.

We do not currently intend to pay dividends on our common stock.

We have not declared or paid any cash dividends on our common stock and we do not plan to do so in the foreseeable future. Any determination to pay dividends to the holders of our common stock will be at the discretion of our board of directors. Further, the payment of cash dividends is restricted under the terms of the Amended Term Loan and may be restricted under the terms of our proposed new credit facility and other future debt agreements. Therefore, you are not likely to receive any dividends on your common stock for the foreseeable future.

The price of our Class A Common Stock is subject to volatility related or unrelated to our operations.

The market price of the Class A Common Stock may fluctuate substantially due to a variety of factors, including:

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

In addition, the stock market itself is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons related and unrelated to their operating performance and could have the same effect on our common stock.

Further, securities class action litigation has often been initiated against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management’s attention and resources, and could also require us to make substantial payments to satisfy judgments or to settle litigation. The threat or filing of class action litigation lawsuits could cause the price of our Class A Common Stock to decline.

Any of these factors could have a material adverse effect on your investment in our Class A Common Stock and, as a result, you could lose some or all of your investment.

We incur substantial costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could harm our operating results.

We recently became subject to the reporting requirements of the Securities and Exchange Commission, or the SEC. As a public company, we are required to incur significant legal, accounting and other expenses, including costs associated with public company reporting requirements. We also incur costs associated with current corporate governance requirements, including requirements under Section 404 and other provisions of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, as well as rules implemented by the SEC and the New York Stock Exchange. The expenses incurred by public companies for reporting and corporate governance purposes have increased dramatically in recent years. We expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We are unable to currently estimate these costs with any degree of certainty. We also expect that these new rules and regulations may make it difficult and expensive for us to obtain director and officer liability insurance, and if we are able to obtain such insurance, we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage available to privately-held companies. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers.

If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, our ability to operate our business and investors’ views of us.

Ensuring that we have adequate internal financial and accounting controls and procedures in place to enable the Company to produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. We have begun the process of documenting, reviewing and improving our internal controls and procedures in order to meet the requirements of Section 404 of the Sarbanes-Oxley Act. Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal controls over financial reporting beginning with our annual report for the year ending December 31, 2013. We will begin testing our internal controls in the year ended December 31, 2013 and our auditors will begin attesting to and reporting on our internal controls as early as the year ended December 31, 2014, pursuant to the requirements of Section 404 of the Sarbanes-Oxley Act and could, as part of that documentation and testing, identify areas for further attention or improvement. Implementing any appropriate changes to our internal controls may require additional personnel, specific compliance training of our directors, officers and employees, entail substantial costs in order to modify our existing accounting systems and require a significant period of time to complete.

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

Provisions in our corporate organizational documents may have the effect of delaying or preventing a change of control or changes in our management. Such provisions include, but are not limited to:

•	authorizing the issuance of undesignated preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval;

•	any action to be taken by holders of our common stock must be effected at a duly called annual or special meeting and not by written consent;

•	special meetings of our stockholders can be called only by our board of directors, the Chairman of our board of directors, our Chief Executive Officer or our lead independent director;

•

vacancies and newly created directorships resulting from any increase in the authorized number of directors may be filled by a majority of the directors then in office, although less than a quorum, or by a sole remaining director or by the stockholders entitled to vote at any annual or special meeting held in accordance with our bylaws;

•	our bylaws require advance notice of stockholder proposals and director nominations;

•	an amendment to our bylaws requires a supermajority vote of stockholders; and

•

after the conversion of all Class B Common Stock, our board of directors will be staggered into three separate classes, with classes fixed by the board, and, once staggered, the removal of directors requires a supermajority vote of stockholders.

These provisions may frustrate or prevent attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, we are subject to the provisions of Section 203 of the Delaware General Corporation Law, or the DGCL, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder. In addition, some of our debt covenants contained in the agreements governing our debt may delay or prevent a change in control.

Future offerings of debt securities, which would rank senior to our common stock upon our liquidation, and future offerings of equity securities, which may be senior to our common stock for purposes of liquidating and dividend distributions, may adversely affect the market price of our common stock.

In the future, we may attempt to increase our capital resources by making offerings of debt securities or additional offerings of equity securities. Upon bankruptcy or liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both. Our preferred stock, if issued, could have a preference on liquidating distributions or a preference on dividend payments or both that could limit our ability to make a dividend distribution to the holders of our common stock. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control. As a result, we cannot predict or estimate the amount, timing or nature of our future offerings, and purchasers of our common stock in this offering bear the risk of our future offerings reducing the market price of our common stock and diluting their ownership interest in our company.

If securities or industry analysts do not publish, or cease publishing, research or reports about us, our business or our market, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.

The trading market for our Class A Common Stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who covers us downgrades our Class A Common Stock or publishes inaccurate or unfavorable research about our business, the price of our Class A Common Stock would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our Class A Common Stock could decrease, which could cause the price of our Class A Common Stock and trading volume to decline.

Non-U.S. holders may be subject to United States federal income tax on gain realized on the sale or disposition of shares of our Class A Common Stock.

The Company believes that it is a “United States real property holding corporation,” or USRPHC, for United States federal income tax purposes. If the Company is a USRPHC, non-U.S. holders may be subject to United States federal income tax (including withholding tax) upon a sale or disposition of our Class A Common Stock, if (i) our Class A Common Stock is not regularly traded on an established securities market, or (ii) our Class A Common Stock is regularly traded on an established securities market, and the non-U.S. holder owned, actually or constructively, Class A Common Stock with a fair market value of more than 5% of the total fair market value of such common stock throughout the shorter of the five-year period ending on the date of the sale or other disposition or the non-U.S. holder’s holding period for such common stock.

Other Risks

Because of the adoption of Debtor in Possession Accounting and Fresh Start Accounting, financial information for certain periods and periods subsequent thereto will not be comparable to financial information for other periods.

Upon the filing by the Company and certain of our direct and indirect wholly-owned subsidiaries of voluntary petitions under chapter 11 of Title 11 of the United States Code, as amended, or the Chapter 11 Petitions, we adopted Debtor in Possession Accounting, in accordance with ASC 852 . Upon our emergence from the Chapter 11 Cases, we adopted Fresh Start Accounting, in accordance with ASC 852, pursuant to which the midpoint of the range of our reorganization value was allocated to our assets in conformity with the procedures specified by Accounting Standards Codification No. 805, Business Combinations. Accordingly, our financial statements for the period from December 19, 2011 through February 24, 2012 will not be comparable in many respects to our financial statements prior to December 19, 2011 or subsequent to February 24, 2012. The lack of comparable historical financial information may discourage investors from purchasing our securities. The lack of comparable historical financial information may discourage investors from purchasing our securities.

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

On April 4, 2013, the Company’s board of directors approved the grant of 44,115 restricted shares of Class D common stock, or the Restricted Stock, to its non-employee directors, which will be earned on a quarterly basis and vest in full on April 4, 2014. The Restricted Stock has a grant date of April 4, 2013. In connection with the Company’s May 2013 initial public offering, the Company’s Class D Common Stock, including this Restricted Stock, converted into Class A Common Stock on a one-for-one basis and as automatically adjusted for the 1-for-8.25 reverse stock split of the Company’s Class A Common Stock that occurred upon the pricing of the Company’s initial public offering, subject to the same restrictions and vesting applicable to the originally issued Class D Common Stock.

The Company made the grants of Restricted Stock in reliance upon the exemption from securities registration afforded by the provisions of Section 4(2) of the Securities Act based upon the offer and sale of the securities being part of a non-public offering only with certain directors of the Company that did not involve a general solicitation.

Use of Proceeds

On May 15, 2013, our Registration Statement on Form S-1, as amended (File No. 333-187819), was declared effective, pursuant to which we registered the offering and sale of 6,525,000 shares of Class A Common Stock by the Company, the associated sale of 2,175,000 shares of Class A Common Stock by a selling stockholder, and the sale pursuant to the underwriters’ over-allotment option of an additional 1,305,000 shares of Class A Common Stock by the Company and the selling stockholder, at a price of $25.00 per share. On May 21, 2013, the Company sold 7,177,500 shares of Class A Common Stock, including 652,500 shares pursuant to the underwriters’ over-allotment option, for an aggregate offering price of $179.4 million, the selling stockholders sold 2,827,500 shares of Class A Common Stock, including 652,500 shares pursuant to the underwriters’ over-allotment option, for an aggregate offering price of $70.7 million, and the offering terminated. The underwriters were Credit Suisse Securities (USA) LLC, Citigroup Global Markets Inc., J.P. Morgan Securities LLC, Zelman Partners LLC, Houlihan Lokey Capital Inc. and Comerica Securities, Inc.

As a result of the offering, the Company received net proceeds of approximately $163.9 million, after deducting the underwriting discount of $12.6 million and related fees and expenses of approximately $3.0 million. We did not receive any proceeds from the sale of shares by the selling stockholder. We currently hold the net proceeds from our initial public offering in cash and short-term securities and investments, and ultimately intend to use such net proceeds for growth capital, including the acquisition of land currently under contract or non-binding letters of intent, and for general corporate purposes. There has been no material change in the planned use of such proceeds from our initial public offering as described in the final prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b) and dated May 16, 2013.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosure

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit Index

Exhibit No.	Description

3.1	Third Amended and Restated Certificate of Incorporation of William Lyon Homes (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 28, 2013).

3.2	Amended and Restated Bylaws of William Lyon Homes (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 28, 2013).

10.1	Amendment No. 1 to Warrant to Purchase Shares of Class B Common Stock (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 28, 2013).

10.2	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 28, 2013).

10.3†	Amendment No. 1 to the William Lyon Homes 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.23(a) to the Company’s Form S-1 Registration Statement filed May 6, 2013 (File No. 333-187819)).

10.4†	William Lyon Homes 2012 Equity Incentive Plan Form of Restricted Stock Award Agreement (performance-based).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbased Document.

†	Management contract or compensatory agreement
*	The information in Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act (including this Report), unless the Registrant specifically incorporates the foregoing information into those documents by reference.
**	Pursuant to Rule 406T of Regulation S-T, the XBRL information will not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934 and will not be deemed filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, or otherwise subject to liability under those Sections.

WILLIAM LYON HOMES

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAM LYON HOMES,
a Delaware corporation

Date: August 8, 2013	By:	/S/ COLIN T. SEVERN
Colin T. Severn
Vice President, Chief Financial Officer, Corporate Secretary (Principal Accounting Officer and Duly Authorized Signatory)

Exhibit Index

Exhibit No.	Description

3.1	Third Amended and Restated Certificate of Incorporation of William Lyon Homes (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 28, 2013).

3.2	Amended and Restated Bylaws of William Lyon Homes (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 28, 2013).

10.1	Amendment No. 1 to Warrant to Purchase Shares of Class B Common Stock (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 28, 2013).

10.2	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 28, 2013).

10.3†	Amendment No. 1 to the William Lyon Homes 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.23(a) to the Company’s Form S-1 Registration Statement filed May 6, 2013 (File No. 333-187819)).

10.4†	William Lyon Homes 2012 Equity Incentive Plan Form of Restricted Stock Award Agreement (performance-based).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbased Document.

†	Management contract or compensatory agreement
*	The information in Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act (including this Report), unless the Registrant specifically incorporates the foregoing information into those documents by reference.
**	Pursuant to Rule 406T of Regulation S-T, the XBRL information will not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934 and will not be deemed filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, or otherwise subject to liability under those Sections.