Form 10-Q
period 2013-09-30
WILLIAM LYON HOMES
filed 2013-11-12
CIK 1095996

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-31625
______________________________________
WILLIAM LYON HOMES
(Exact name of registrant as specified in its charter)
______________________________________

Delaware	33-0864902
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4695 MacArthur Court, 8th Floor Newport Beach, California	92660
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (949) 833-3600

______________________________________
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at November 8, 2013
Common stock, Class A, par value $0.01	27,626,840
Common stock, Class B, par value $0.01	3,813,884

WILLIAM LYON HOMES
INDEX

		Page No.
PART I. FINANCIAL INFORMATION
Item 1.
Financial Statements: as of September 30, 2013, for the Three Months Ended September 30, 2013 and 2012, for the Nine Months Ended September 30, 2013, for the Period from January 1, 2012 through February 24, 2012, and the Period from February 25, 2012 through September 30, 2012, and as of December 31, 2012

	Condensed Consolidated Balance Sheets	2
	Condensed Consolidated Statements of Operations	3
	Condensed Consolidated Statement of Equity	4
	Condensed Consolidated Statements of Cash Flows	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	59
Item 4.	Controls and Procedures	59
PART II. OTHER INFORMATION		61
Item 1.	Legal Proceedings	61
Item 1A.	Risk Factors	61
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	73
Item 3.	Defaults Upon Senior Securities	73
Item 4.	Mine Safety Disclosures	73
Item 5.	Other Information	73
Item 6.	Exhibits	74
SIGNATURES		75
EXHIBIT INDEX		76

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
Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, we caution you that actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a number of factors. While it is impossible to identify all such factors, the principal factors that could cause the Company’s actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, worsening in general economic conditions either nationally or in regions in which the Company operates, worsening in markets for residential housing, further decline in real estate values resulting in further impairment of the Company’s real estate assets, volatility in the banking industry and credit markets, terrorism or other hostilities involving the United States, whether an ownership change occurred which could, under certain circumstances, have resulted in the limitation of the Company’s ability to offset prior years’ taxable income with net operating losses, changes in home mortgage interest rates, changes in generally accepted accounting principles or interpretations of those principles, changes in prices of homebuilding materials, labor shortages, adverse weather conditions, the occurrence of events such as landslides, soil subsidence and earthquakes that are uninsurable, not economically insurable or not subject to effective indemnification agreements, changes in governmental laws and regulations, inability to comply with financial and other covenants under the Company’s debt instruments, whether the Company is able to refinance the outstanding balances of its debt obligations at their maturity, anticipated tax refunds, limitations on the Company's ability to utilize its tax attributes, limitations on the Company's ability to reverse any portion of its valuation allowance with respect to its deferred tax assets, the timing of receipt of regulatory approvals and the opening of projects and the availability and cost of land for future growth. These and other risks and uncertainties are more fully described in Item 1A. “Risk Factors”, as well as those factors or conditions described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Company’s past performance or past or present economic conditions in the Company’s housing markets are not indicative of future performance or conditions. Investors are urged not to place undue reliance on forward-looking statements. In addition, the Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to projections over time unless required by federal securities laws.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
WILLIAM LYON HOMES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except number of shares and par value per share)

	Successor
	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Cash and cash equivalents — Note 1	$81,922	$71,075
Restricted cash — Note 1	853	853
Receivables	21,655	14,789
Real estate inventories — Note 4
Owned	640,162	421,630
Not owned	20,738	39,029
Deferred loan costs, net	8,088	7,036
Goodwill	14,209	14,209
Intangibles, net of accumulated amortization of $6,930 as of September 30, 2013 and $5,757 as of December 31, 2012	3,446	4,620
Other assets, net	7,880	7,906
Total assets	$798,953	$581,147
LIABILITIES AND EQUITY
Accounts payable	$19,400	$18,735
Accrued expenses	60,391	41,770
Liabilities from inventories not owned — Note 12	20,738	39,029
Notes payable — Note 5	35,471	13,248
8 1/2% Senior Notes due November 15, 2020 — Note 5	325,000	325,000
	461,000	437,782
Commitments and contingencies — Note 12
Redeemable convertible preferred stock:
Redeemable convertible preferred stock, par value $0.01 per share; zero and 9,696,970 shares authorized; zero and 9,334,030 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	—	71,246
Equity:
William Lyon Homes stockholders’ equity
Preferred Stock, par value $0.01 per share; 10,000,000 and no shares authorized; no shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	—	—
Common stock, Class A, par value $0.01 per share; 150,000,000 and 41,212,121 shares authorized; 27,626,840 and 8,499,558 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	276	85
Common stock, Class B, par value $0.01 per share; 30,000,000 and 6,060,606 shares authorized; 3,813,884 shares issued and outstanding at September 30, 2013 and December 31, 2012	38	38
Common stock, Class C, par value $0.01 per share; zero and 14,545,455 shares authorized; zero and 1,941,859 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	—	20
Common stock, Class D, par value $0.01 per share; zero and 3,636,364 shares authorized; zero and 302,945 shares outstanding at September 30, 2013 and December 31, 2012, respectively	—	3
Additional paid-in capital	310,376	74,168
Accumulated deficit	(722)	(11,602)
Total William Lyon Homes stockholders’ equity	309,968	62,712
Noncontrolling interest — Note 2	27,985	9,407
Total equity	337,953	72,119
Total liabilities and equity	$798,953	$581,147
See accompanying notes to condensed consolidated financial statements

WILLIAM LYON HOMES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except number of shares and per share data)
(unaudited)

	Successor				Predecessor
	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Period from February 25 through September 30, 2012	Period from January 1 through February 24, 2012
Operating revenue
Home sales	$141,352	$76,617	$338,434	$145,977	$16,687
Lots, land and other sales	—	9,325	3,248	100,125	—
Construction services — Note 1	9,478	7,045	21,439	16,473	8,883
	150,830	92,987	363,121	262,575	25,570
Operating costs
Cost of sales — homes	(107,957)	(63,012)	(267,932)	(122,155)	(14,598)
Cost of sales — lots, land and other	—	(7,783)	(2,838)	(92,975)	—
Construction services — Note 1	(8,135)	(6,410)	(17,472)	(15,061)	(8,223)
Sales and marketing	(6,679)	(4,172)	(17,482)	(8,835)	(1,944)
General and administrative	(10,200)	(5,440)	(28,016)	(13,925)	(3,302)
Amortization of intangible assets	(191)	(1,640)	(1,173)	(5,034)	—
Other	(695)	(945)	(1,746)	(2,402)	(187)
	(133,857)	(89,402)	(336,659)	(260,387)	(28,254)
Operating income (loss)	16,973	3,585	26,462	2,188	(2,684)
Interest expense, net of amounts capitalized — Note 1	(51)	(2,491)	(2,602)	(7,327)	(2,507)
Other income, net	114	95	257	1,471	230
Income (loss) before reorganization items	17,036	1,189	24,117	(3,668)	(4,961)
Reorganization items, net	—	(712)	(464)	(1,894)	233,458
Income (loss) before provision for income taxes	17,036	477	23,653	(5,562)	228,497
Provision for income taxes — Note 8	(6,356)	(11)	(6,366)	(11)	—
Net income (loss)	10,680	466	17,287	(5,573)	228,497
Less: Net income attributable to noncontrolling interest	(3,118)	(1,218)	(4,879)	(2,038)	(114)
Net income (loss) attributable to William Lyon Homes	7,562	(752)	12,408	(7,611)	228,383
Preferred stock dividends	—	(755)	(1,528)	(1,798)	—
Net income (loss) available to common stockholders	$7,562	$(1,507)	$10,880	$(9,409)	$228,383
Income (loss) per common share:
Basic	$0.24	$(0.12)	$0.48	$(0.80)	$228,383
Diluted	$0.24	$(0.12)	$0.46	$(0.80)	$228,383
Weighted average common shares outstanding:
Basic	30,975,160	12,408,263	22,569,810	11,716,413	1,000
Diluted	31,895,814	12,408,263	23,446,954	11,716,413	1,000
See accompanying notes to condensed consolidated financial statements

WILLIAM LYON HOMES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(in thousands)
(unaudited)

	William Lyon Homes Stockholders
	Common Stock		Additional Paid-In		Non- Controlling
	Shares	Amount	Capital	Accumulated Deficit	Interest	Total
Balance - December 31, 2012	14,558	$146	$74,168	$(11,602)	$9,407	$72,119
Net income	—	—	—	12,408	4,879	17,287
Cash contributions by members of consolidated entities	—	—	—	—	35,399	35,399
Cash distributions to members of consolidated entities	—	—	—	—	(21,700)	(21,700)
Conversion of redeemable convertible preferred stock to Class A common stock	9,334	93	70,293	—	—	70,386
Issuance of common stock, net of offering costs	7,178	72	163,711	—	—	163,783
Issuance of restricted stock	371	3	(3)	—	—	—
Stock based compensation	—	—	2,207	—	—	2,207
Preferred stock dividends	—	—	—	(1,528)	—	(1,528)
Balance - September 30, 2013	31,441	$314	$310,376	$(722)	$27,985	$337,953
See accompanying notes to condensed consolidated financial statements

WILLIAM LYON HOMES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Successor		Predecessor
	Nine Months Ended September 30, 2013	Period from February 25 through September 30, 2012	Period from January 1 through February 24, 2012
Operating activities
Net income (loss)	$17,287	$(5,573)	$228,497
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	2,184	5,640	586
Stock based compensation expense	2,207	—	—
Loss on sale of property and equipment	4	—	—
Reorganization items:
Cancellation of debt	—	—	(298,831)
Plan implementation and fresh start adjustments	—	—	49,302
Write off of deferred loan costs	—	—	8,258
Loss on extinguishment of debt	—	(975)	—
Net changes in operating assets and liabilities:
Restricted cash	—	(35)	—
Receivables	(6,866)	(1,514)	941
Real estate inventories — owned	(202,294)	49,817	(7,047)
Real estate inventories — not owned	18,291	1,250	1,250
Other assets	3,110	616	206
Accounts payable	665	1,487	4,618
Accrued expenses	18,784	6,526	(3,851)
Liabilities from real estate inventories not owned	(18,291)	(1,250)	(1,250)
Net cash (used in) provided by operating activities	(164,919)	55,989	(17,321)
Investing activities
Purchases of property and equipment	(3,359)	(53)	—
Net cash used in investing activities	(3,359)	(53)	—
Financing activities
Proceeds from borrowings on notes payable	51,444	—	—
Principal payments on notes payable	(45,459)	(62,557)	(616)
Proceeds from reorganization	—	—	30,971
Proceeds from issuance of convertible preferred stock	—	—	50,000
Proceeds from debtor in possession financing	—	—	5,000
Principal payment of debtor in possession financing	—	—	(5,000)
Payment of deferred loan costs	(1,792)	—	(2,491)
Proceeds from issuance of common stock	179,438	—	—
Offering costs related to issuance of common stock	(15,655)	—	—
Payment of preferred stock dividends	(2,550)	(1,114)	—
Noncontrolling interest contributions	35,399	17,021	1,825
Noncontrolling interest distributions	(21,700)	(15,373)	(1,897)
Net cash provided by (used in) financing activities	179,125	(62,023)	77,792
Net increase (decrease) in cash and cash equivalents	10,847	(6,087)	60,471
Cash and cash equivalents — beginning of period	71,075	80,532	20,061
Cash and cash equivalents — end of period	$81,922	$74,445	$80,532
Supplemental disclosures of non-cash investing and financing activities:
Conversion of convertible preferred stock to common stock	$70,386	$—	$—
Issuance of common stock related to land acquisition	$—	$10,500	$—
Issuance of note payable related to land acquisition	$16,238	$—	$—
Accrued purchases of property, plant and equipment	$142	$—	$—
Land contributed in lieu of cash for common stock	$—	$—	$4,029
Preferred stock dividends, accrued	$—	$684	$—
Accretion of Senior Subordinated Secured Notes for payable in kind interest	$—	$916	$—
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
Initial Public Offering
On May 21, 2013, the Company completed its initial public offering of 10,005,000 shares of Class A Common Stock, which consisted of 7,177,500 shares sold by the Company and 2,827,500 shares sold by the selling stockholder. The 10,005,000 shares in the offering were sold at a price to the public of $25.00 per share. The Company raised total net proceeds of approximately $163.8 million in the offering, after deducting the underwriting discount and offering expenses. The Company did not receive any proceeds from the sale of shares by the selling stockholder.
The Company’s authorized capital stock consists of 190,000,000 shares, 150,000,000 of which are designated as Class A Common Stock with a par value of $0.01 per share, 30,000,000 of which are designated as Class B Common Stock with a par value of $0.01 per share and 10,000,000 of which are designated as preferred stock with a par value of $0.01 per share.
In connection with the initial public offering, Parent completed a common stock recapitalization which included a 1-for-8.25 reverse stock split of its Class A Common Stock (the “Class A Reverse Split”), the conversion of all outstanding shares of Parent’s Class C Common Stock, Class D Common Stock and Convertible Preferred Stock into Class A Common Stock on a one-for-one basis and as automatically adjusted for the Class A Reverse Split, and a 1-for-8.25 reverse stock split of its Class B Common Stock. The effect of the reverse stock split is retroactively applied to the Condensed Consolidated Balance Sheet as of December 31, 2012, the Condensed Consolidated Statements of Operations for the three months ended September 30, 2012, and the period from February 25, 2012 through September 30, 2012, and the Condensed Consolidated Statement of Equity, presented herein. Upon completion of the initial public offering, Parent had 27,623,629 shares of Class A Common Stock outstanding, excluding shares issuable upon exercise of outstanding stock options and restricted shares that have been granted but were unvested, and 3,813,884 shares of Class B Common Stock outstanding, excluding shares underlying a warrant to purchase additional shares of Class B Common Stock. The warrant was amended to extend the term from five years to ten years, and the warrant will now expire on February 24, 2022. The change to the warrant had no corresponding impact on the financial statements.
Basis of Presentation
The preparation of the Company’s financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities as of September 30, 2013 and December 31, 2012 and revenues and expenses for the three months ended September 30, 2013 and 2012, the nine months ended September 30, 2013, the period from January 1, 2012 through February 24, 2012, and the period from February 25, 2012 through September 30, 2012. Accordingly, actual results could differ from those estimates. The significant accounting policies using estimates include real estate inventories and cost of sales, impairment of real estate inventories, warranty reserves, loss contingencies, sales and profit recognition, accounting for variable interest entities, valuation of deferred tax assets, and fresh start accounting. The current economic environment increases the uncertainty inherent in these estimates and assumptions.
The condensed consolidated financial statements include the accounts of the Company and all majority-owned and controlled subsidiaries and joint ventures, and certain joint ventures and other entities which have been determined to be variable interest entities ("VIEs") in which the Company is considered the primary beneficiary (see Note 2). The accounting policies of the joint ventures are substantially the same as those of the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.
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

The condensed consolidated financial statements were prepared from our books and records without audit and include all adjustments (consisting of only normal recurring accruals) necessary to present a fair statement of results for the interim periods presented. Readers of this quarterly report should refer to our audited consolidated financial statements as of December 31, 2012, and for the periods from January 1, 2012 through February 24, 2012 and February 25, 2012 through December 31, 2012, which are included in our 2012 Annual Report on Form 10-K, as certain disclosures that would substantially duplicate those contained in the audited financial statements have not been included in this report.
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
A provision for warranty costs relating to the Company’s limited warranty plans is included in cost of sales and accrued expenses at the time the sale of a home is recorded. The Company generally reserves approximately one to one and one quarter percent of the sales price of its homes against the possibility of future charges relating to its one-year limited warranty and similar potential claims, except for Colorado, where the Company provides a third party warranty policy upon close of escrow. Factors that affect the Company’s warranty liability include the number of homes under warranty, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary. Changes in the Company’s warranty liability for the nine months ended September 30, 2013, the period from February 25, 2012 through September 30, 2012, and the period from January 1, 2012 through February 24, 2012, are as follows (in thousands):

	Successor		Predecessor
	Nine Months Ended September 30, 2013	Period from February 25 through September 30, 2012	Period from January 1 through February 24, 2012
Warranty liability, beginning of period	$14,317	$14,000	$14,314
Warranty provision during period	3,131	1,649	187
Warranty payments during period	(3,900)	(1,944)	(845)
Warranty charges related to pre-existing warranties during period	354	80	85
Warranty charges related to construction services projects	267	347	114
Fresh start adjustment	—	—	145
Warranty liability, end of period	$14,169	$14,132	$14,000
Interest incurred under the Company’s debt obligations, as more fully discussed in Note 5, is capitalized to qualifying real estate projects under development. Any additional interest charges related to real estate projects not under development are expensed in the period incurred. Interest activity for the three months ended September 30, 2013 and 2012, the nine months ended September 30, 2013, the period from February 25, 2012 through September 30, 2012, and the period from January 1, 2012 through February 24, 2012, are as follows (in thousands):

	Successor				Predecessor
	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Period from February 25 through September 30, 2012	Period from January 1 through February 24, 2012
Interest incurred	$7,511	$8,729	$22,511	$22,336	$7,145
Less: Interest capitalized	7,460	6,238	19,909	15,009	4,638
Interest expense, net of amounts capitalized	$51	$2,491	$2,602	$7,327	$2,507
Cash paid for interest	$283	$6,315	$14,854	$18,061	$8,924
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
Cash and Cash Equivalents
Short-term investments with a maturity of three months or less when purchased are considered cash equivalents. The Company’s cash and cash equivalents balance exceeds federally insurable limits as of September 30, 2013 and December 31, 2012. The Company monitors the cash balances in its operating accounts and adjusts the cash balances between accounts based on operational needs; however, these cash balances could be negatively impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts.
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
Note 2—Variable Interest Entities and Noncontrolling Interests
During the nine months ended September 30, 2013, the Company formed two joint ventures, Lyon Whistler, LLC and Brentwood Palmilla Owner, LLC, and during the year ended December 31, 2012, the Company formed one joint venture, Lyon Branches, LLC, for the purpose of land development and homebuilding activities which we have determined to be VIEs. The Company, as the managing member, has the power to direct the activities of the VIEs since it manages the daily operations and has exposure to the risks and rewards of the VIEs, which is based on the division of income and loss per the joint venture agreements. Therefore, the Company is the primary beneficiary of the joint ventures, and the VIEs were consolidated as of September 30, 2013 and December 31, 2012.
As of September 30, 2013, the assets of the consolidated VIEs totaled $68.5 million, of which $3.3 million was cash and $61.0 million was real estate inventories. The liabilities of the consolidated VIEs totaled $21.8 million, primarily comprised of notes payable of $19.2 million, accounts payable and accrued liabilities.
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
Segment financial information relating to the Company’s operations was as follows (in thousands):

	Successor				Predecessor
	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Period from February 25 through September 30, 2012	Period from January 1 through February 24, 2012
Operating revenue:
Southern California	$49,681	$36,097	$105,231	$68,187	$7,759
Northern California	27,790	26,181	56,115	131,747	11,014
Arizona	31,253	17,157	86,431	38,634	4,316
Nevada	23,920	13,552	56,421	24,007	2,481
Colorado	18,186	—	58,923	—	—
Total operating revenue	$150,830	$92,987	$363,121	$262,575	$25,570

	Successor				Predecessor
	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Period from February 25 through September 30, 2012	Period from January 1 through February 24, 2012
Net income (loss):
Southern California	$10,027	$889	$15,453	$(1,840)	$(19,131)
Northern California	4,706	4,577	8,740	12,169	6,195
Arizona	4,224	353	9,032	64	9,928
Nevada	3,355	1	5,881	(1,637)	(1,738)
Colorado	209	—	1,654	—	—
Corporate (1)	(11,841)	(5,354)	(23,473)	(14,329)	233,243
Net income (loss)	$10,680	$466	$17,287	$(5,573)	$228,497

	Successor
	September 30, 2013	December 31, 2012
Homebuilding assets:
Southern California	$281,967	$195,688
Northern California	130,616	31,293
Arizona	169,581	173,847
Nevada	76,353	51,141
Colorado	36,769	37,668
Corporate (2)	103,667	91,510
Total homebuilding assets	$798,953	$581,147

(1)	Includes the Company's consolidated Provision for income taxes of approximately$6.4 million and $6.4 million for the three and nine months ended September 30, 2013.

(2)	Comprised primarily of cash and cash equivalents, receivables, deferred loan costs, and other assets.

Note 4—Real Estate Inventories
Real estate inventories consist of the following (in thousands):

	Successor
	September 30, 2013	December 31, 2012
Real estate inventories owned:
Land deposits	$40,816	$31,855
Land and land under development	439,401	318,327
Homes completed and under construction	138,500	50,847
Model homes	21,445	20,601
Total	$640,162	$421,630
Real estate inventories not owned: (1)
Other land options contracts — land banking arrangement	$20,738	$39,029

(1)
Represents the consolidation of a land banking arrangement. Although the Company is not obligated to purchase the lots, based on certain factors, the Company has determined that it is economically compelled to purchase the lots in the land banking arrangement. Amounts are net of deposits.

As of February 24, 2012, the Company made fair value adjustments to inventory in accordance with fresh start accounting. During the nine months ended September 30, 2013, and the period from February 25, 2012 through September 30, 2012, the Company did not record any impairments.
Note 5—Senior Notes and Secured Indebtedness

	Successor
	September 30, 2013	December 31, 2012
Senior notes:
8 1/2% Senior Notes due November 15, 2020	$325,000	$325,000
Notes payable:
Revolving lines of credit	$—	$—
Construction notes payable	19,233	13,248
Seller financing	16,238	—
Total notes payable	$35,471	$13,248

Total senior notes and notes payable	$360,471	$338,248

As of September 30, 2013, the maturities of the Notes payable and 8 1/2% Senior Notes are as follows (in thousands):

Year Ending December 31,
2013	$—
2014	1,762
2015	14,476
2016	19,233
2017	—
Thereafter	325,000
$360,471

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
As of both September 30, 2013 and December 31, 2012, the outstanding principal amount of the New Notes was $325 million. The New Notes bear interest at an annual rate of 8.5% per annum and is payable semiannually in arrears on May 15 and November 15, and mature on November 15, 2020. The New Notes are senior unsecured obligations of California Lyon and are unconditionally guaranteed on a senior subordinated secured basis by Parent and by certain of Parent’s existing and future restricted subsidiaries. The New Notes and the guarantees rank senior to all of California Lyon’s and the guarantors’ existing and future unsecured senior debt and senior in right of payment to all of California Lyon’s and the guarantors’ future subordinated debt. The New Notes and the guarantees are and will be effectively junior to any of California Lyon’s and the guarantors’ existing and future secured debt.
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
The indenture governing the New Notes (the “Indenture”) contains covenants that limit the ability of the Company and its restricted subsidiaries to, among other things: (i) incur or guarantee certain additional indebtedness; (ii) pay dividends or make other distributions or repurchase stock; (iii) make certain investments; (iv) sell assets; (v) incur liens; (vi) enter into agreements restricting the ability of the Company’s restricted subsidiaries to pay dividends or transfer assets; (vii) enter into transactions with affiliates; (viii) create unrestricted subsidiaries; and (viii) consolidate, merge or sell all or substantially all of the Company’s and California Lyon’s assets. These covenants are subject to a number of important exceptions and qualifications as described in the Indenture. The Company was in compliance with all such covenants as of September 30, 2013.
Notes Payable
Revolving Lines of Credit
On August 7, 2013, California Lyon and Parent entered into a credit agreement providing for a revolving credit facility of up to $100 million (the “Revolver”). The Revolver will mature on August 5, 2016, unless terminated earlier pursuant to the terms of the Revolver. The Revolver contains an uncommitted accordion feature under which its aggregate principal amount can be increased to up to $125 million under certain circumstances, as well as a sublimit of $50 million for letters of credit. The Revolver contains various covenants, including financial covenants relating to tangible net worth, leverage, liquidity and interest coverage, as well as a limitation on investments in joint ventures and non-guarantor subsidiaries.
The Revolver contains customary events of default, subject to cure periods in certain circumstances, that would result in the termination of the commitment and permit the lenders to accelerate payment on outstanding borrowings and require cash collateralization of letters of credit, including: nonpayment of principal, interest and fees or other amounts; violation of covenants; inaccuracy of representations and warranties; cross default to certain other indebtedness; unpaid judgments; and certain bankruptcy and other insolvency events. If a change in control of the Company occurs, the lenders may terminate the commitment and require that California Lyon repay outstanding borrowings under the Revolver and cash collateralize letters of credit. Interest rates on borrowings generally will be based on either LIBOR or a base rate, plus the applicable spread. The commitment fee on the unused portion of the Facility currently accrues at an annual rate of 0.50%.
Borrowings under the Revolver, the availability of which is subject to a borrowing base formula, are required to be guaranteed by the Company and certain of the Company’s wholly-owned subsidiaries, are secured by a pledge of all equity interests held by such guarantors, and may be used for general corporate purposes. As of September 30, 2013, the Revolver was undrawn.
On March 5, 2013, California Lyon entered into a Revolving Line of Credit Loan Agreement (the “CB&T Loan Agreement”), with California Bank & Trust (“CB&T”), providing for a revolving line of credit of $30.0 million (the “CB&T Loan”). The CB&T Loan, as amended, provides California Lyon with funds for the development of residential lots, the construction of existing and future residential home projects within the states of California, Arizona, Nevada and Colorado, the issuance of letters of credit for the payment of costs incurred or associated with those projects and other general corporate purposes. In connection with the execution of the CB&T Loan Agreement, California Lyon issued a promissory note (the “CB&T Promissory Note”), and together with the CB&T Loan Agreement and any ancillary documents and agreements executed pursuant to the CB&T Loan Agreement, (the “CB&T Loan Documents”), in favor of CB&T. California Lyon’s obligations under the CB&T Loan are secured by, among other things, a first lien on and security interest in all the real and personal property comprising each qualified project that is secured by the CB&T Loan. Borrowings under the CB&T Loan Agreement bore interest, payable monthly, at California Lyon’s option of either (i) a fixed rate at LIBOR plus 3.00% per annum or (ii) a variable rate at the Prime Rate, as adjusted by CB&T in accordance with the CB&T Loan Agreement, plus 1.00% per annum. The floor interest rate for borrowings under the CB&T Loan Agreement range from 4.25% to 5.00%, depending on California Lyon’s total debt to tangible net worth ratio. Beginning on March 5, 2015, the maximum amount available under the CB&T Loan would have been reduced by $7.5 million every 90 days until the CB&T Loan matures. The CB&T Loan was scheduled to mature on March 5, 2016.
All outstanding borrowings under the CB&T Loan may, at the option of CB&T, be accelerated and become immediately due and payable in the event of a default under the CB&T Loan Documents, which includes, among other things, the following events (subject to certain cure periods, as applicable): (i) the failure by California Lyon to pay any monetary amount when due under any CB&T Loan Document; (ii) the breach of certain covenants under the CB&T Loan Documents; (iii) any representations contained in the CB&T Loan Documents being materially misleading or false when made; (iv) defaults under certain other monetary obligations; (v) bankruptcy matters; (vi) litigation or proceedings that could constitute a material adverse change on California Lyon or a qualified project or (vii) certain judgments. The CB&T Loan Documents also contained negative covenants which restrict or limit California Lyon from, among other things, the following: (a) consolidating or merging with any person unless California Lyon is the surviving entity; (b) changing its fiscal year or accounting methods; (c) changing the character of California Lyon’s business; (d) suffering any change in the legal or beneficial ownership of any capital stock in California Lyon; (e) making loans or advances; (f) granting or continuing liens; (g) incurring debt and (h) acquiring assets.
In March 2013, one of the outstanding construction loans payable and its underlying collateral was rolled into the CB&T Loan. In July 2013, the Company repaid all of the outstanding balance of the CB&T loan. On October 30, 2013, the Company terminated the CB&T Loan.
Construction Notes Payable
In June 2013, the Company entered into a construction note payable agreement. The agreement has total availability under the facility of $28.0 million, to be drawn for land development and construction on one of its joint venture projects. The loan matures in June 2016 and bears interest at the prime rate +0.5%, with a rate floor of 4.0%, which was the interest rate as of September 30, 2013. As of September 30, 2013, the Company had borrowed $19.2 million under this facility. The loan will be repaid with proceeds from home closings of the project, is secured by the underlying project, and is guaranteed by the Company.
In September 2012, the Company entered into two construction notes payable agreements. The first agreement has total availability under the facility of $19.0 million, to be drawn for land development and construction on one of its wholly-owned projects. The loan had an original maturity date in September 2015 and bore interest at the prime rate +1.0%, with a rate floor of 5.0%. In March 2013, this loan and the underlying collateral was rolled into the CB&T Loan Agreement, defined and discussed above. As of December 31, 2012, the Company had borrowed $7.8 million under this facility.

The second September 2012 construction note payable agreement has total availability under the facility of $17.0 million, to be drawn for land development and construction on one of its joint venture projects. The loan matures in March 2015 and bears interest at prime rate +1%, with a rate floor of 5.0%, which was the interest rate as of September 30, 2013. During the three months ended September 30, 2013, the Company repaid the entire outstanding balance under this loan. At December 31, 2012, the Company had borrowed $5.4 million under this facility.

Seller Financing
At September 30, 2013, the Company had $16.2 million of notes payable outstanding related to two land acquisitions for which seller financing was provided. The first note had a balance of $1.7 million as of September 30, 2013, bears interest at 3% per annum, is secured by the underlying land, and matures in March 2014. The second note had a balance of $14.5 million as of September 30, 2013, bears interest at 7% per annum, is secured by the underlying land, and matures in May 2015.
GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS
The following consolidating financial information includes:
(1) Consolidating balance sheets as of September 30, 2013 and December 31, 2012; consolidating statements of operations for the three months ended September 30, 2013 and 2012, the nine months ended September 30, 2013, the period from February 25, 2012 through September 30, 2012, and the period from January 1, 2012 through February 24, 2012; and consolidating statements of cash flows for the nine months ended September 30, 2013, the period from February 25, 2012 through September 30, 2012, and the period from January 1, 2012 through February 24, 2012, of (a) William Lyon Homes, as the parent, or “Delaware Lyon”, (b) William Lyon Homes, Inc., as the subsidiary issuer, or “California Lyon”, (c) the guarantor subsidiaries, (d) the non-guarantor subsidiaries and (e) William Lyon Homes, Inc. on a consolidated basis; and
(2) Elimination entries necessary to consolidate Delaware Lyon, with William Lyon Homes, Inc. and its guarantor and non-guarantor subsidiaries.
Delaware Lyon owns 100% of all of its guarantor subsidiaries and all guarantees are full and unconditional, joint and several. As a result, in accordance with Rule 3-10 (d) of Regulation S-X promulgated by the SEC, no separate financial statements are required for these subsidiaries as of September 30, 2013 and December 31, 2012, and for the three months ended September 30, 2013 and 2012, the nine months ended September 30, 2013, the period from February 25, 2012 through September 30, 2012, 2012, and the period from January 1, 2012 through February 24, 2012.

CONDENSED CONSOLIDATING BALANCE SHEET
(Unaudited)
September 30, 2013 (Successor)
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
ASSETS
Cash and cash equivalents	$—	$77,976	$313	$3,633	$—	$81,922
Restricted cash	—	853	—	—	—	853
Receivables	—	15,979	1,323	4,353	—	21,655
Real estate inventories
Owned	—	574,987	1,839	63,336	—	640,162
Not owned	—	20,738	—	—	—	20,738
Deferred loan costs	—	8,088	—	—	—	8,088
Goodwill	—	14,209	—	—	—	14,209
Intangibles	—	3,446	—	—	—	3,446
Other assets	—	6,672	863	345	—	7,880
Investments in subsidiaries	309,968	31,144	—	—	(341,112)	—
Intercompany receivables	—	—	220,142	18,865	(239,007)	—
Total assets	$309,968	$754,092	$224,480	$90,532	$(580,119)	$798,953
LIABILITIES AND EQUITY
Accounts payable	$—	$16,185	$1,005	$2,210	$—	$19,400
Accrued expenses	—	59,535	777	79	—	60,391
Liabilities from inventories not owned	—	20,738	—	—	—	20,738
Notes payable	—	14,476	1,762	19,233	—	35,471
8 1/2% Senior Notes	—	325,000	—	—	—	325,000
Intercompany payables	—	229,125	—	9,881	(239,006)	—
Total liabilities	—	665,059	3,544	31,403	(239,006)	461,000
Equity
William Lyon Homes stockholders’ equity	309,968	89,033	220,936	31,144	(341,113)	309,968
Noncontrolling interest	—	—	—	27,985	—	27,985
Total liabilities and equity	$309,968	$754,092	$224,480	$90,532	$(580,119)	$798,953

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

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)
Three Months Ended September 30, 2013 (Successor)
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$76,178	$48,487	$16,687	$—	$141,352
Construction services	—	9,478	—	—	—	9,478
Management fees	—	456	—	—	(456)	—
	—	86,112	48,487	16,687	(456)	150,830
Operating costs
Cost of sales	—	(55,968)	(40,519)	(11,926)	456	(107,957)
Construction services	—	(8,135)	—	—	—	(8,135)
Sales and marketing	—	(4,108)	(2,256)	(315)	—	(6,679)
General and administrative	—	(9,473)	(726)	(1)	—	(10,200)
Amortization of intangible assets	—	(191)	—	—	—	(191)
Other	—	(695)	—	—	—	(695)
	—	(78,570)	(43,501)	(12,242)	456	(133,857)
Income from subsidiaries	12,716	5,804	—	—	(18,520)	—
Operating income	12,716	13,346	4,986	4,445	(18,520)	16,973
Interest expense, net of amounts capitalized	—	(51)	—	—	—	(51)
Other income (expense), net	—	423	(9)	(300)	—	114
Income before provision for income taxes	12,716	13,718	4,977	4,145	(18,520)	17,036
Provision for income taxes	—	(6,356)	—	—	—	(6,356)
Net income	12,716	7,362	4,977	4,145	(18,520)	10,680
Less: Net income attributable to noncontrolling interest	—	—	—	(3,118)	—	(3,118)
Net income attributable to William Lyon Homes	12,716	7,362	4,977	1,027	(18,520)	7,562
Preferred stock dividends	—	—	—	—	—	—
Net income available to common stockholders	$12,716	$7,362	$4,977	$1,027	$(18,520)	$7,562

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)
Three Months Ended September 30, 2012 (Successor)
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$68,008	$10,629	$7,305	$—	$85,942
Construction services	—	7,045	—	—	—	7,045
Management fees	—	278	—	—	(278)	—
	—	75,331	10,629	7,305	(278)	92,987
Operating costs
Cost of sales	—	(57,050)	(8,912)	(5,111)	278	(70,795)
Construction services	—	(6,410)	—	—	—	(6,410)
Sales and marketing	—	(3,219)	(643)	(310)	—	(4,172)
General and administrative	—	(5,368)	(70)	(2)	—	(5,440)
Amortization of intangible assets		(1,640)				(1,640)
Other	—	(588)	—	(357)	—	(945)
	—	(74,275)	(9,625)	(5,780)	278	(89,402)
(Loss) income from subsidiaries	(752)	1,158	—	—	(406)	—
Operating (loss) income	(752)	2,214	1,004	1,525	(406)	3,585
Interest expense, net of amounts capitalized	—	(2,350)	—	(141)	—	(2,491)
Other income (expense), net	—	160	(53)	(12)	—	95
(Loss) income before reorganization items and provision for income taxes	(752)	24	951	1,372	(406)	1,189
Reorganization items, net	—	(712)	—	—	—	(712)
(Loss) income before provision for income taxes	(752)	(688)	951	1,372	(406)	477
Provision for income taxes	—	(11)	—	—	—	(11)
Net (loss) income	(752)	(699)	951	1,372	(406)	466
Less: Net income attributable to noncontrolling interest	—		—	(1,218)	—	(1,218)
Net (loss) income attributable to William Lyon Homes	(752)	(699)	951	154	(406)	(752)
Preferred stock dividends	(755)	—	—	—	—	(755)
Net (loss) income available to common stockholders	$(1,507)	$(699)	$951	$154	$(406)	$(1,507)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)
Nine Months Ended September 30, 2013 (Successor)
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$173,032	$142,105	$26,545	$—	$341,682
Construction services	—	21,439	—	—	—	21,439
Management fees	—	(727)	—	—	727	—
	—	193,744	142,105	26,545	727	363,121
Operating costs
Cost of sales	—	(132,270)	(119,051)	(18,722)	(727)	(270,770)
Construction services	—	(17,472)	—	—	—	(17,472)
Sales and marketing	—	(9,826)	(6,867)	(789)	—	(17,482)
General and administrative	—	(26,162)	(1,835)	(19)	—	(28,016)
Amortization of intangible assets	—	(1,173)	—	—	—	(1,173)
Other	—	(1,744)	(2)	—	—	(1,746)
	—	(188,647)	(127,755)	(19,530)	(727)	(336,659)
Income from subsidiaries	17,562	13,800	—	—	(31,362)	—
Operating income	17,562	18,897	14,350	7,015	(31,362)	26,462
Interest expense, net of amounts capitalized	—	(2,476)	(126)	—	—	(2,602)
Other income (expense), net	—	1,184	(20)	(907)	—	257
Income before reorganization items and provision for income taxes	17,562	17,605	14,204	6,108	(31,362)	24,117
Reorganization items, net	—	(464)	—	—	—	(464)
Income before provision for income taxes	17,562	17,141	14,204	6,108	(31,362)	23,653
Provision for income taxes	—	(6,366)	—	—	—	(6,366)
Net income	17,562	10,775	14,204	6,108	(31,362)	17,287
Less: Net income attributable to noncontrolling interest	—	—	—	(4,879)	—	(4,879)
Net income attributable to William Lyon Homes	17,562	10,775	14,204	1,229	(31,362)	12,408
Preferred stock dividends	(1,528)	—	—	—	—	(1,528)
Net income available to common stockholders	$16,034	$10,775	$14,204	$1,229	$(31,362)	$10,880

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)
Period from February 25, 2012 through
September 30, 2012 (Successor)
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$111,159	$32,105	$102,838	$—	$246,102
Construction services	—	16,473	—	—	—	16,473
Management fees	—	534	—	—	(534)	—
	—	128,166	32,105	102,838	(534)	262,575
Operating costs
Cost of sales	—	(94,003)	(27,737)	(93,924)	534	(215,130)
Construction services	—	(15,061)	—	—	—	(15,061)
Sales and marketing	—	(6,493)	(1,679)	(663)	—	(8,835)
General and administrative	—	(13,733)	(186)	(6)	—	(13,925)
Amortization of intangible assets	—	(5,034)	—	—	—	(5,034)
Other	—	(1,713)	(2)	(687)	—	(2,402)
	—	(136,037)	(29,604)	(95,280)	534	(260,387)
(Loss) income from subsidiaries	(7,611)	8,620	—	—	(1,009)	—
Operating (loss) income	(7,611)	749	2,501	7,558	(1,009)	2,188
Interest expense, net of amounts capitalized	—	(6,970)	—	(357)	—	(7,327)
Other income, net	—	562	(45)	954	—	1,471
(Loss) income before reorganization items and provision for income taxes	(7,611)	(5,659)	2,456	8,155	(1,009)	(3,668)
Reorganization items, net	—	(1,895)	1	—	—	(1,894)
(Loss) income before provision for income taxes	(7,611)	(7,554)	2,457	8,155	(1,009)	(5,562)
Provision for income taxes	—	(11)	—	—	—	(11)
Net (loss) income	(7,611)	(7,565)	2,457	8,155	(1,009)	(5,573)
Less: Net income attributable to noncontrolling interest	—	—	—	(2,038)	—	(2,038)
Net (loss) income attributable to William Lyon Homes	(7,611)	(7,565)	2,457	6,117	(1,009)	(7,611)
Preferred stock dividends	(1,798)	—	—	—	—	(1,798)
Net (loss) income available to common stockholders	$(9,409)	$(7,565)	$2,457	$6,117	$(1,009)	$(9,409)

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

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Unaudited)
Nine Months Ended September 30, 2013 (Successor)
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating activities
Net cash (used in) provided by operating activities	$—	$(142,959)	$12,221	$(34,181)	$—	$(164,919)
Investing activities
Purchases of property and equipment	—	(3,299)	(57)	(3)	—	(3,359)
Investments in subsidiaries	—	4,804	—	—	(4,804)	—
Net cash provided by(used in) investing activities	—	1,505	(57)	(3)	(4,804)	(3,359)
Financing activities
Proceeds from borrowings on notes payable	—	16,790	1,762	32,892	—	51,444
Principal payments on notes payable	—	(26,360)	—	(19,099)	—	(45,459)
Payment of deferred loan costs	—	(1,792)	—	—	—	(1,792)
Proceeds from issuance of common stock	—	179,438	—	—	—	179,438
Offering costs related to issuance of common stock	—	(15,655)	—	—	—	(15,655)
Payment of preferred stock dividends	—	(2,550)	—	—	—	(2,550)
Noncontrolling interest contributions	—	—	—	35,399	—	35,399
Noncontrolling interest distributions	—	—	—	(21,700)	—	(21,700)
Advances to affiliates	—	—	(776)	7,768	(6,992)	—
Intercompany receivables/payables	—	183	(12,902)	923	11,796	—
Net cash provided by (used in) financing activities	—	150,054	(11,916)	36,183	4,804	179,125
Net increase in cash and cash equivalents	—	8,600	248	1,999	—	10,847
Cash and cash equivalents at beginning of period	—	69,376	65	1,634	—	71,075
Cash and cash equivalents at end of period	$—	$77,976	$313	$3,633	$—	$81,922

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Unaudited)
Period from February 25, 2012 through
September 30, 2012 (Successor)
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating activities
Net cash (used in) provided by operating activities	$—	$(14,494)	$2,546	$67,937	$—	$55,989
Investing activities
Purchases of property and equipment	—	(24)	(13)	(16)	—	(53)
Investments in subsidiaries	—	(3,837)	—	—	3,837	—
Net cash (used in) provided by investing activities	—	(3,861)	(13)	(16)	3,837	(53)
Financing activities
Payment of preferred stock dividends	—	(1,114)	—	—	—	(1,114)
Principal payments on notes payable	—	(4,157)	—	(58,400)	—	(62,557)
Noncontrolling interest contributions	—	—	—	17,021	—	17,021
Noncontrolling interest distributions	—	—	—	(15,373)	—	(15,373)
Advances to affiliates	—	—	1	(3,306)	3,305	—
Intercompany receivables/payables	—	19,087	(2,530)	(9,415)	(7,142)	—
Net cash provided by (used in) financing activities	—	13,816	(2,529)	(69,473)	(3,837)	(62,023)
Net (decrease) increase in cash and cash equivalents	—	(4,539)	4	(1,552)	—	(6,087)
Cash and cash equivalents at beginning of period	—	76,158	52	4,322	—	80,532
Cash and cash equivalents at end of period	$—	$71,619	$56	$2,770	$—	$74,445

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

Note 6—Fair Value of Financial Instruments
In accordance with FASB ASC Topic 820, Fair Value Measurements and Disclosure (“ASC 820”), the Company is required to disclose the estimated fair value of financial instruments. As of September 30, 2013 and December 31, 2012, the Company used the following assumptions to estimate the fair value of each type of financial instrument for which it is practicable to estimate:

•	8 1/2% Senior Notes—The 8 1/2% Senior Notes are traded over the counter and their fair values were based upon quotes from industry sources.

•
Notes Payable—The carrying amount is a reasonable estimate of fair value of the notes payable because the loans were either entered into during the current or prior quarter, market rates are unchanged and/or the outstanding balance at quarter end is expected to be repaid within one year;

The following table excludes cash and cash equivalents, restricted cash, receivables and accounts payable, which had fair values approximating their carrying amounts due to the short maturities and liquidity of these instruments. The estimated fair values of financial instruments are as follows (in thousands):

	Successor
	September 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
8 1/2% Senior Notes due 2020	$325,000	$342,875	$325,000	$338,000
Notes payable	$35,471	$35,471	$13,248	$13,248
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
The following table represents a reconciliation of the beginning and ending balance for the Company’s Level 3 fair value measurements:

Notes
Payable
(in thousands)
Fair value at December 31, 2012	$13,248
Repayments of principal (1)	(45,459)
Borrowings of principal (2)	67,682
Increase in value during the period	—
Fair value at September 30, 2013	$35,471

(1)	Represents the actual amount of principal repaid

(2)	Represents the actual amount of principal borrowed

Note 7—Related Party Transactions
For the three months ended September 30, 2013 and 2012, the nine months ended September 30, 2013, the period from January 1, 2012 through February 24, 2012, and the period from February 25, 2012 through September 30, 2012, the Company incurred reimbursable on-site labor costs of $0, $77,000, $1,000, $27,000 and $254,000, respectively, for providing customer service to real estate projects developed by entities controlled by General William Lyon and William H. Lyon. At September 30, 2013 and December 31, 2012, $200 and $7,000, respectively, was due to the Company for reimbursable on-site labor costs.

Effective April 1, 2011, upon approval by the Company’s board of directors at that time, the Company and an entity controlled by General William Lyon and William H. Lyon entered into a Human Resources and Payroll Services contract to provide that the affiliate will pay the Company a base monthly fee of $21,335 and a variable monthly fee equal to $23 multiplied by the number of active employees employed by such entity (which will initially result in a variable monthly fee of approximately $8,000). The amended contract also provides that the Company will be reimbursed by such affiliate for a pro rata share of any bonuses paid to the Company’s Human Resources staff (other than any bonus paid to the Vice President of Human Resources). The Company believes that the compensation being paid to it for the services provided to the affiliate is at a market rate of compensation, and that as a result of the fees that are paid to the Company under this contract, the overall cost to the Company of its Human Resources department will be reduced. The Company earned fees of $59,000, $52,000 and $179,000, during the three months ended September 30, 2012, the period from January 1, 2012 through February 24, 2012, and the period from February 25, 2012 through September 30, 2012, respectively, related to this agreement. This contract expired on August 31, 2012 and was not renewed, therefore there were no fees in 2013. Any future services provided to the affiliate will be on an as needed basis and will be paid for based on an hourly rate.
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
For the three months ended September 30, 2012, the nine months ended September 30, 2013, the period from January 1, 2012 through February 24, 2012, and the period from February 25, 2012 through September 30, 2012, the Company incurred charges of $197,000, $197,000, $118,000 and $472,000, respectively, related to rent on its corporate office, from a trust of which William H. Lyon is the sole beneficiary. The lease expired in March 2013 and the Company relocated its corporate office upon expiration of the lease. The Company has entered into a lease for the new location with an unrelated third party.
Note 8—Income Taxes
Since inception, the Company has operated solely within the United States.
On December 19, 2011, the Parent and certain of its subsidiaries filed voluntary petitions under Chapter 11 of Title 11 of the United States Code in the U.S. Bankruptcy Court for the District of Delaware. On February 25, 2012, the group of companies emerged from the Chapter 11bankruptcy proceedings.
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
In addition to the impact on Tax Attributes listed above, the Company also is subject to Tax Attribute reduction pursuant to various provisions contained in IRC Section 108(e) related to the Company’s issuance of 44,793,255 shares of Parent’s new

Class A Common Stock, $0.01 par value per share and a $75 million principal amount 12% Senior Subordinated Secured Note due 2017, issued by California Lyon in conjunction with the Company's restructure, in exchange for the claims held by the holders of the formerly outstanding notes of California Lyon. These transactions resulted in Cancellation of Debt (COD) income for income tax purposes of approximately $203 million. IRC Section 108(a)(1)(A) provides that COD income is excluded from gross income when the discharge occurs in a Title 11 case under the jurisdiction of the bankruptcy court. However, pursuant to IRC Section 108(b)(1), if COD income is excluded due to the application of the bankruptcy exception, the amount of excluded COD income must generally be applied to reduce certain tax attributes of the debtor. In general, such attributes would normally be reduced in the following order: (1) net operating losses (current and carryforward); (2) general business tax credits; (3) minimum tax credits; (4) capital loss carryovers; (5) tax basis of the taxpayer’s assets; (6) passive activity losses & credit carryovers; and (7) foreign tax credit carryovers. This Tax Attribute reduction occurred on January 1, 2013.

Under a provision of the federal tax code finalized in July 2013, the Company employed a tax strategy in its 2012 federal tax return to utilize its federal NOLs by electing to accelerate the recognition of a deferred gain, resulting in positive taxable income and a tax liability for the 2012 tax year. This additional liability and tax provision of approximately $1.2 million was recognized during the three months ended September 30, 2013, with the filing of the 2012 tax return.
At September 30, 2013, the Company had no remaining federal net operating loss carryforwards, and $52.5 million remaining state net operating loss carryforwards. State net operating loss carryforwards begin to expire in 2015. In addition, as of September 30, 2013, the Company had unused federal and state built-in losses of $59.6 million and $37.3 million, respectively. The 5 year testing period for built-in losses expires in 2017 and the unused built-in loss carry-forwards begin to expire in 2033.
The Company’s effective income tax rate was 37.3% and 0% for the three months ended September 30, 2013 and 2012, respectively. The effective income tax rate was 26.9% and 0%, respectively, for the nine months ended September 30, 2013 and 2012. The primary drivers of the effective tax rate includes the Company’s positive operating results and estimated domestic production activities deduction, and the one-time election described above related to the filing of the 2012 Federal tax return.
In assessing the benefits of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers taxable income in carry back years, the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. As of September 30, 2013, due to uncertainties surrounding the realization of the cumulative federal and state deferred tax assets, the Company has a full valuation allowance against the deferred tax assets. In connection with the Company’s Tax Attribute reduction discussed above, the Company also reduced its valuation allowance on the remaining tax attributes. The valuation allowance as of September 30, 2013 and December 31, 2012, was $117.0 million and $200.0 million, respectively.
Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”) which is now codified as FASB ASC Topic 740, Income Taxes (“ASC 740”). ASC 740 prescribes a recognition threshold and a measurement criteria for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be considered more likely than not to be sustained upon examination by taxing authorities. The Company has taken positions in certain taxing jurisdictions for which it is more likely than not that previously unrecognized tax benefits will be recognized. The Company records interest and penalties related to uncertain tax positions as a component of the provision for income taxes. At January 1, 2008, and for the periods ended December 31, 2008 through September 30, 2013, the Company had no unrecognized tax benefits.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is subject to U.S. federal income tax examination for calendar tax years ended 2009 through 2012. The Company is subject to various state income tax examinations for calendar tax years ended 2008 through 2012.
Note 9—Business Combination
The Company acquired 100.00% of various entities which operate under the Village Homes brand (“Village Homes”) in the Denver metropolitan area, Fort Collins, and Granby, Colorado markets on December 7, 2012. The purchase price was $33.2 million in cash and the acquisition has been accounted for as a business combination in accordance with FASB ASC Topic 805, Business Combinations. Village Homes immediately began operating as a division of the Company, as its Colorado segment. The Village Homes brand was established in 1984 and has been a leading developer and builder of move-up homes, selling more than 10,000 homes in the Denver area over the past 25 years. The acquisition of Village Homes allowed the Company to expand into the Denver market, one of the largest and fastest growing housing markets in the United States, adding a fifth region while diversifying the Company’s existing portfolio. The acquisition eliminated lead-time and start-up costs of expanding into a new market, and provided a platform that can grow significantly without the need for additional general and administrative expenses.
The assets and liabilities acquired through the purchase of Village Homes were as follows (in thousands):

Real estate inventories owned	$32,923
Other assets, net	1,463
Intangibles	907
Receivables	70
Accounts payable	(1,029)
Accrued expenses	(1,133)
Cash paid for acquisitions, net	$33,201
For the three months ended September 30, 2012, the period from February 25, 2012 through September 30, 2012, and the period from January 1, 2012 through February 24, 2012, the below unaudited pro forma information has been prepared to give effect to the Village Homes acquisition as if it occurred on January 1, 2012 (in thousands except number of shares and per share data):

	(unaudited)
	Successor		Predecessor
	Three Months Ended September 30, 2012	Period from February 25 through September 30, 2012	Period from January 1 through February 24, 2012
Revenues	$104,479	$283,090	$28,521
Net (loss) income available to common stockholders	$(872)	$(9,267)	$227,912
(Loss) income per common share, basic and diluted	$(0.07)	$(0.79)	$227,912
Weighted average common shares outstanding, basic and diluted	12,408,263	11,716,413	1,000
The pro forma results are not necessarily indicative of the operating results that would have been obtained had the acquisitions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.
Note 10—Income (Loss) Per Common Share
Basic and diluted income (loss) per common share for the three months ended September 30, 2013 and 2012, the nine months ended September 30, 2013, the period from February 25, 2012 through September 30, 2012, and the period from January 1, 2012 through February 24, 2012 were calculated as follows (in thousands, except number of shares and per share amounts):

	Successor				Predecessor
	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	Period from January 1 through February 24, 2012
Basic weighted average number of common shares outstanding	30,975,160	12,408,263	22,569,810	11,716,413	1,000
Effect of dilutive securities:
Stock options, unvested common shares, and warrants (1)	920,654	—	877,144	—	N/A
Diluted average shares outstanding	31,895,814	12,408,263	23,446,954	11,716,413	1,000
Net income (loss) available to common stockholders	$7,562	$(1,507)	$10,880	$(9,409)	$228,383
Basic income (loss) per common share	$0.24	$(0.12)	$0.48	$(0.80)	$228,383
Dilutive income (loss) per common share	$0.24	$(0.12)	$0.46	$(0.80)	$228,383
Antidilutive securities not included in the calculation of diluted income (loss) per common share (weighted average):
Preferred shares	N/A	7,858,404	N/A	7,858,404	N/A
Warrants	N/A	1,907,551	N/A	1,907,551	N/A

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
During the three and nine months ended September 30, 2013, the Company granted 3,996 and 80,284, respectively, shares of restricted stock. No performance based restricted stock was issued during the three months ended September 30, 2013, however, 291,444 shares were issued during the nine months ended September 30, 2013.
Each of the performance based restricted stock awards vests as follows: One-third of the shares of performance based restricted stock will vest on each of the first, second and third anniversaries of the grant date, subject to the Company’s achievement of a pre-established return on equity target as of the end of the 2013 fiscal year and each officer’s continued service through each vesting date. As of September 30, 2013, the Company considers the current performance condition to be probable, thus $1.0 million of compensation expense has been recognized for these awards to date.
Each of the restricted stock awards vests as follows: 50% of the shares of restricted stock will vest on each of the first and second anniversaries of the grant date. In addition, the Company granted 0 and 40,998 shares of restricted stock to its non-employee directors during the three and nine months ended September 30, 2013, respectively, which have a one year vesting schedule, with 25% vesting each quarter.
Stock based compensation expense during the three and nine months ended September 30, 2013 was $0.9 million and $2.2 million, respectively.
Note 12—Commitments and Contingencies
The Company’s commitments and contingent liabilities include the usual obligations incurred by real estate developers in the normal course of business. In the opinion of management, these matters will not have a material effect on the Company’s condensed consolidated financial position, results of operations or cash flows.
The Company is a defendant in various lawsuits related to its normal business activities. We believe that the accruals we have recorded for probable and reasonably estimable losses with respect to these proceedings are adequate and that, as of

September 30, 2013, it was not reasonably possible that an additional material loss had been incurred in an amount in excess of the estimated amounts already recognized on our condensed consolidated financial statements.
We have non-cancelable operating leases primarily associated with our office facilities. Rent expense under cancelable and non-cancelable operating leases totaled $0.4 million, $0.7 million, $1.3 million, $2.1 million, and $0.7 million, in the three months ended September 30, 2013 and 2012, the nine months ended September 30, 2013, the period from February 25, 2012 through September 30, 2012, and the period from January 1, 2012 through February 24, 2012, respectively, and is included in general and administrative expense in our consolidated statements of operations for the respective periods. The table below shows the future minimum payments under non-cancelable operating leases at September 30, 2013 (in thousands).

Year Ending December 31
2013	$370
2014	1,393
2015	731
2016	671
2017	697
Thereafter	2,734
Total	$6,596
As of September 30, 2013 and December 31, 2012, the Company had $0.9 million and $0.9 million, respectively, in deposits as collateral for outstanding surety bonds to guarantee the Company’s financial obligations under certain contractual arrangements in the normal course of business. The standby letters of credit were secured by cash as reflected as restricted cash on the accompanying consolidated balance sheet.
The Company also had outstanding performance and surety bonds of $48.4 million at September 30, 2013, related principally to its obligations for site improvements at various projects. The Company does not believe that draws upon these bonds, if any, will have a material effect on the Company’s financial position, results of operations or cash flows. As of September 30, 2013, the Company had $92.4 million, of project commitments relating to the construction of projects.
See Note 5 for additional information relating to the Company’s guarantee arrangements.
In addition to the land bank agreement discussed below, the Company has entered into various purchase option agreements with third parties to acquire land. As of September 30, 2013, the Company has made non-refundable deposits of $25.4 million. The Company is under no obligation to purchase the land, but would forfeit remaining deposits if the land were not purchased. The total remaining purchase price under the option agreements is $238.6 million as of September 30, 2013.
Land Banking Arrangements
The Company enters into purchase agreements with various land sellers. As a method of acquiring land in staged takedowns, thereby minimizing the use of funds from the Company’s available cash or other corporate financing sources and limiting the Company’s risk, the Company transfers the Company’s right in such purchase agreements to entities owned by third parties (“land banking arrangements”). These entities use equity contributions and/or incur debt to finance the acquisition and development of the land. The entities grant the Company an option to acquire lots in staged takedowns. In consideration for this option, the Company makes a non-refundable deposit of 15% to 25% of the total purchase price. The Company is under no obligation to purchase the balance of the lots, but would forfeit existing deposits of $14.7 million and could be subject to penalties if the lots were not purchased. The Company does not have legal title to these entities or their assets and has not guaranteed their liabilities. These land banking arrangements help the Company manage the financial and market risk associated with land holdings.
The Company participates in one land banking arrangement, which is not a VIE in accordance with ASC 810, but which is consolidated in accordance with FASB ASC Topic 470, Debt (“ASC 470”). Under the provisions of ASC 470, the Company has determined it is economically compelled, based on certain factors, to purchase the land in the land banking arrangement. The Company has recorded the remaining purchase price of the land of $20.7 million and $39.0 million, which is included in real estate inventories not owned and liabilities from inventories not owned in the accompanying consolidated balance sheet as of September 30, 2013 and December 31, 2012, respectively, and represents the remaining net cash to be paid on the remaining land takedowns.

Summary information with respect to the Company’s land banking arrangements is as follows as of the periods presented (dollars in thousands):

	Successor
	September 30, 2013	December 31, 2012
Total number of land banking projects	1	1
Total number of lots	610	610
Total purchase price	$161,465	$161,465
Balance of lots still under option and not purchased:
Number of lots	105	199
Purchase price	$20,738	$39,029
Forfeited deposits if lots are not purchased	$14,737	$27,734
Note 13—Subsequent Events
No events have occurred subsequent to September 30, 2013, other than that listed below, that has required recognition or disclosure in the Company’s financial statements.

Issuance of Additional 8.5% Senior Notes Due November 15, 2020

On October 24, 2013, California Lyon completed the sale to certain purchasers of an additional $100.0 million in aggregate principal amount of its 8.5% Senior Notes due 2020 (the “Additional Notes”) at an issue price of 106.5% of their aggregate principal amount, plus accrued interest from and including May 15, 2013, in a private placement, resulting in net proceeds of approximately $104.7 million. The Additional Notes were issued pursuant to an indenture, dated as of November 8, 2012 (as amended or supplemented, the “Indenture”), by and among California Lyon, Parent, the subsidiary guarantors party thereto (together with Parent, the “Guarantors”) and U.S. Bank National Association, as trustee, under which California Lyon previously issued $325.0 million in aggregate principal amount of its 8.5% Senior Notes due 2020 (the “Existing Notes” and, together with the Additional Notes, the “Notes”). The Additional Notes and the Existing Notes will be treated as a single class for all purposes under the Indenture and will have identical terms to the Existing Notes (see Note 5 for terms of Existing Notes).

The Company and Parent intend to use the net proceeds from the issuance of the Additional Notes for general corporate purposes, including the acquisition and development of land and home construction.

Closure of CB&T Loan

On October 30, 2013 the Company terminated its $30.0 million revolving credit facility with California Bank & Trust (see Note 5 for terms of the CB&T Loan). The Company had repaid all balances owed under this facility during July of 2013, and had no amounts outstanding as of September 30, 2013. The CB&T Loan was originally scheduled to mature on March 5, 2016.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
WILLIAM LYON HOMES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The Company is one of the largest Western U.S. regional homebuilders. Headquartered in Newport Beach, California, the Company is primarily engaged in the design, construction, marketing and sale of single-family detached and attached homes in California, Arizona, Nevada and Colorado. The Company’s core markets include Orange County, Los Angeles, San Diego, the San Francisco Bay Area, Phoenix, Las Vegas and Denver. The Company has a distinguished legacy of more than 55 years of homebuilding operations, over which time it has sold in excess of 76,000 homes. For the nine months ended September 30, 2013, or the 2013 Period, the Company had revenues from homes sales of $338.4 million, a 108% increase from $162.7 million for the nine months ended September 30, 2012, which includes the “Predecessor” entity from January 1, 2012 through February 24, 2012, and the “Successor” entity from February 25, 2012 through September 30, 2012, or the 2012 Period, on a consolidated basis, which includes results from all five reportable operating segments. The Company had net new home orders of 1,030 homes in the 2013 period, a 14% increase from 902 in the 2012 period, and the average sales price for homes closed increased 35% to $349,300 in the 2013 period from $259,400 in the 2012 period.
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
Results of Operations
The U.S. housing market has continued its rebound from the cyclical lows reached during 2008 and 2009. In 2011, early signs of a recovery began to materialize in many markets around the country as a result of an improving macroeconomic backdrop and excellent housing affordability. Historically, strong housing markets have been associated with great affordability, a healthy domestic economy, positive demographic trends such as population growth and household formation, falling mortgage rates, increases in renters that qualify as homebuyers and locally based dynamics such as housing demand relative to housing supply. The Company's markets are exhibiting these positive characteristics through the third quarter of 2013.
In the nine months ended September 30, 2013, the Company delivered 969 homes, with an average selling price of approximately $349,300, and recognized home sales revenues and total revenues of $338.4 million and $363.1 million, respectively. The Company has experienced significant operating momentum since the beginning of 2012, during which time a variety of key housing, employment and other related economic statistics in our markets have increasingly demonstrated signs of recovery. This rebound in market conditions, when combined with the Company’s disciplined operating strategy, has resulted in seven consecutive quarters of period over period growth in net new home orders, home closings and unit backlog. The improving market conditions and increase in pricing is reflected in our average sales price of homes in backlog of $445,600 at September 30, 2013 which is 28% higher than the average sales price of homes closed for the nine months ended September 30, 2013 of $349,300. For the nine months ended September 30, 2013, the average selling price of homes on a same store basis, which represents projects that were open during comparable periods, was $285,700, compared to $275,700 for the nine months ended September 30, 2012. On a quarter over quarter basis, the same store average selling price of homes increased to $373,100 for the three months ended September 30, 2013, compared with $350,300 during the three months ended June 30, 2013.
As of September 30, 2013, the Company is selling homes in 29 communities and had a consolidated backlog of 467 sold but unclosed homes, with an associated sales value of $208.1 million, representing a 13% and 92% increase in units and dollars, respectively, as compared to the backlog at September 30, 2012. During the nine months ended September 30, 2013, the Company opened 16 new communities for sales. The Company believes that the attractive fundamentals in its markets, its leading market share positions, its long-standing relationships with land developers, its significant land supply and its focus on providing the best possible customer experience, positions the Company to capitalize on meaningful growth.
The Company benefits from a sizeable and well-located lot supply. As of September 30, 2013, the Company owned 11,118 lots, all of which are entitled, and had options to purchase an additional 2,038 lots. The Company’s lot supply reflects its balanced approach to land investment. The Company has a diverse mix of finished lots available for near-term homebuilding operations and longer-term strategic land positions to support future growth. The Company believes that its current inventory of owned and controlled lots is sufficient to supply the vast majority of its projected future home closings for the next three years and a portion of future home closings for a multi-year period thereafter. The Company’s meaningful supply of owned lots allows it to be selective in identifying new land acquisition opportunities, with a primary focus on optioning and acquiring land to drive closings, revenues and earnings growth in 2015 and beyond, and largely insulates it from the heavy pricing competition for near-term finished lots.
The Company also benefits from an attractive book value basis in its inventory, which was adjusted to fair value in February 2012 in conjunction with the restructuring and in accordance with fresh start accounting requirements. To facilitate the adoption of fresh start accounting, the Company engaged a third-party valuation firm to assist in a comprehensive assessment of the Company’s enterprise value and the allocation of value to its assets and liabilities. In the assessment, the Company generally utilized assumptions for future home sales paces and prices based upon then-prevailing market conditions in late 2011, which represented conditions near the trough of the recent U.S. housing downturn. Homebuilding gross margin percentage and adjusted homebuilding gross margin percentage was 20.8% and 27.0%, respectively, for the nine months ended September 30, 2013, as compared to 15.9% and 23.7%, respectively, for the nine months ended September 30, 2012. The increase in gross margins is primarily related to an increase in net sales prices during the period.
The Company acquired Village Homes of Denver, Colorado on December 7, 2012, which marked the Company’s entry into the Colorado market and the beginning of the Colorado segment. There were no operations in our Colorado division for the period from January 1, 2012 through February 24, 2012, and the period from February 25, 2012 through September 30, 2012, therefore year over year comparisons are not meaningful (“N/M”) as indicated in the comparative tables below.
Comparisons of the Three Months Ended September 30, 2013 to September 30, 2012
Revenues from homes sales increased 84% to $141.4 million during the three months ended September 30, 2013 compared to $76.6 million during the three months ended September 30, 2012. The increase is primarily due to a 33% increase in homes closed to 356 homes during the 2013 period compared to 268 homes during the 2012 period, along with an increase in the average sales price of homes closed to $397,100 in the 2013 period compared to $285,900 in the 2012 period. On a same store basis, which represents projects that were open during the comparable periods, average sales price has increased 26% to $309,000 in the 2013 period, from $245,200 in the 2012 period. The number of net new home orders for the three months ended September 30, 2013 increased 12% to 312 homes from 279 homes for the three months ended September 30, 2012.
The average number of sales locations of the Company increased to 26 locations for the three months ended September 30, 2013 compared to 18 for the three months ended September 30, 2012 due to the addition of the Colorado division which added three new communities, and five net new communities added, due to the Company's focus on growth, and opening of more locations.

	Three Months Ended September 30,		Increase (Decrease)
	2013	2012	Amount	%
Number of Net New Home Orders
Southern California	138	60	78	130%
Northern California	28	58	(30)	(52)%
Arizona	72	81	(9)	(11)%
Nevada	62	80	(18)	(23)%
Colorado	12	—	12	N/M
Total	312	279	33	12%
Cancellation Rate	14%	18%	(4)%
The weekly average sales rates decreased to 0.9 sales per project during the 2013 period from 1.2 during the 2012 period. The increase in net new homes orders is driven by the addition of our Colorado division, and the 130% improvement in Southern California. Total orders in Northern California decreased due to a 50% decrease in average sales locations, however sales per location increased 28%. In Arizona, sales per location in the 2012 period were exceptionally high at 27.0, and have returned to a more normalized rate of 12.0 in the 2013 period. In Nevada, sales per location decreased 23% from 13.3 in the 2012 period to 10.3 in the 2013 period. The increase in net new home orders positively impacts the number of homes in backlog, which are homes that will close in future periods. As new home orders and backlog increase, it has a positive impact on revenues and cash flow in future periods. Cancellation rates during the 2013 period decreased to 14% from 18% during the 2012 period.

	Three Months Ended September 30,		Increase (Decrease)
	2013	2012	Amount	%
Average Number of Sales Locations
Southern California	9	5	4	80%
Northern California	2	4	(2)	(50)%
Arizona	6	3	3	100%
Nevada	6	6	—	—%
Colorado	3	—	3	N/M
Total	26	18	8	44%
The average number of sales locations for the Company increased to 26 locations for the three months ended September 30, 2013 compared to 18 for the three months ended September 30, 2012, driven by the opening of nine locations as opposed to the close-out of one. Northern California decreased by two sales locations and Nevada remained consistent in the 2013 period compared to the 2012 period, while Southern California increased by four sales locations and Arizona increased by three sales locations compared to the 2012 period. For the three months ended September 30, 2013, the Colorado division had three sales locations, with no comparable amount in the 2012 period. During the three month period the Colorado division opened two locations, which were partially offset by the close-out of three locations during the second quarter of 2013.

	September 30,		Increase (Decrease)
	2013	2012	Amount	%
Backlog (units)
Southern California	178	95	83	87%
Northern California	34	72	(38)	(53)%
Arizona	127	162	(35)	(22)%
Nevada	97	85	12	14%
Colorado	31	—	31	N/M
Total	467	414	53	13%
The Company’s backlog at September 30, 2013 increased 13% to 467 units from 414 units at September 30, 2012. The increase is primarily attributable to an increase in net new home orders during the period driven by an increase in sales rate and an increase in the average number of communities in which the Company is actively selling. The Southern California division had a 130% increase in net new home orders, which contributed to an 87% increase in backlog. The addition of our Colorado division also contributed to the increase in backlog. The increase in backlog at September 30, 2013 reflects an increase in the number of homes closed to 356 during the three months ended September 30, 2013 from 268 during the three months ended September 30, 2012, and a 12% increase in total net new order activity to 312 homes during the three months ended September 30, 2013 from 279 homes during the three months ended September 30, 2012. All divisions continue their strong performance due to increased homebuyer confidence and demand.

	September 30,		Increase (Decrease)
	2013	2012	Amount	%
	(dollars in thousands)
Backlog (dollars)
Southern California	$113,769	$38,154	$75,615	198%
Northern California	14,007	20,754	(6,747)	(33)%
Arizona	33,776	31,551	2,225	7%
Nevada	32,828	17,912	14,916	83%
Colorado	13,701	—	13,701	N/M
Total	$208,081	$108,371	$99,710	92%
The dollar amount of backlog of homes sold but not closed as of September 30, 2013 was $208.1 million, up 92% from $108.4 million as of September 30, 2012. The increase reflects an increase in average sales prices for new home orders, and the addition of our Colorado division. The Company experienced an increase of 70% in the average sales price of homes in backlog to $445,600 as of September 30, 2013 compared to $261,800 as of September 30, 2012. The increase is driven by a higher price point of our actively selling projects in two new communities in Southern California that opened during 2013, as well as an average sales price of homes in backlog in Colorado of $442,000 with no comparable amount in the three months ended September 30, 2012. The increase during this period also reflects a 13% increase in the number of homes in backlog to 467 homes as of September 30, 2013 compared to 414 homes as of September 30, 2012. The increase in the dollar amount of backlog of homes sold but not closed as described above generally results in an increase in operating revenues in the subsequent period as compared to the previous period.
In Southern California, the dollar amount of backlog increased 198% to $113.8 million as of September 30, 2013 from $38.2 million as of September 30, 2012, which is attributable to a 59% increase in the average sales price of homes in backlog to $639,200 as of September 30, 2013 compared to $401,600 as of September 30, 2012, and a 130% increase in net new home orders to 138 for the three months ended September 30, 2013 compared to 60 homes for the three months ended September 30, 2012. In Southern California, the cancellation rate decreased to 9% for the three months ended September 30, 2013 from 24% for the three months ended September 30, 2012.

In Northern California, the dollar amount of backlog decreased 33% to $14.0 million as of September 30, 2013 from $20.8 million as of September 30, 2012, which is attributable to a 43% increase in the average sales price of homes in backlog to $412,000 as of September 30, 2013 compared to $288,300 as of September 30, 2012, a 53% decrease in the number of units in backlog to 34 as of September 30, 2013 from 72 as of September 30, 2012, along with a 52% decrease in net new home orders in Northern California to 28 homes for the three months ended September 30, 2013 compared to 58 homes for the three months ended September 30, 2012. In Northern California, the cancellation rate increased to 26% for the three months ended September 30, 2013 from 18% for the three months ended September 30, 2012.
In Arizona, the dollar amount of backlog increased 7% to $33.8 million as of September 30, 2013 from $31.6 million as of September 30, 2012, which is attributable to a 37% increase in the average sales price of homes in backlog to $266,000 as of September 30, 2013 compared to $194,800 as of September 30, 2012, partially offset by a 22% decrease in the number of units in backlog to 127 as of September 30, 2013 from 162 as of September 30, 2012, and an 11% decrease in net new home orders in Arizona to 72 homes during the three months ended September 30, 2013 compared to 81 homes during the three months ended September 30, 2012. In Arizona, the cancellation rate decreased to 14% for the three months ended September 30, 2013 from 15% for the three months ended September 30, 2012.
In Nevada, the dollar amount of backlog increased 83% to $32.8 million as of September 30, 2013 from $17.9 million as of September 30, 2012, which is attributable to a 14% increase in the number of units in backlog to 97 as of September 30, 2013 from 85 as of September 30, 2012, and a 61% increase in the average sales price of homes in backlog to $338,400 as of September 30, 2013 compared to $210,700 as of September 30, 2012. These increases were partially offset by a 23% decrease in net new home orders in Nevada to 62 homes during the three months ended September 30, 2013 compared to 80 homes during the three months ended September 30, 2012. In Nevada, the cancellation rate remained constant at 16% for the three months ended September 30, 2013 and September 30, 2012.
In Colorado, the dollar amount of backlog was $13.7 million as of September 30, 2013, with no comparable amount as of September 30, 2012.

	Three Months Ended September 30,		Increase (Decrease)
	2013	2012	Amount	%
Number of Homes Closed
Southern California	65	63	2	3%
Northern California	46	65	(19)	(29)%
Arizona	122	66	56	85%
Nevada	79	74	5	7%
Colorado	44	—	44	N/M
Total	356	268	88	33%

During the three months ended September 30, 2013, the number of homes closed increased 33% to 356 from 268 in the 2012 period. The increase in home closings is primarily attributable to an increase in beginning backlog for the period of 27% to 511 units at June 30, 2013 compared to 403 units at June 30, 2012. There was a 3% increase in Southern California to 65 homes closed in the 2013 period compared to 63 homes closed in the 2012 period, an 85% increase in homes closed in Arizona to 122 in the 2013 period from 66 in the 2012 period, and a 7% increase in homes closed in Nevada to 79 in the 2013 period compared to 74 in the 2012 period, offset by a 29% decrease in Northern California to 46 homes closed in the 2013 period compared to 65 homes closed in the 2012 period. Colorado had 44 home closings during the 2013 period, with no comparable activity in the 2012 period.

	Three Months Ended September 30,		Increase (Decrease)
	2013	2012	Amount	%
	(dollars in thousands)
Home Sales Revenue
Southern California	$49,681	$31,287	$18,394	59%
Northern California	18,312	21,146	(2,834)	(13)%
Arizona	31,253	10,632	20,621	194%
Nevada	23,920	13,552	10,368	77%
Colorado	18,186	—	18,186	N/M
Total	$141,352	$76,617	$64,735	84%
The increase in homebuilding revenue of 84% to $141.4 million for the 2013 period from $76.6 million for the 2012 period is primarily attributable to a 33% increase in the number of homes closed to 356 during the 2013 period from 268 in the 2012 period, along with a 39% increase in the average sales price of homes closed to $397,100 during the 2013 period from $285,900 during the 2012 period, as well as the addition of our Colorado division. The increase in average home sales price resulted in a $39.6 million increase in revenue, as well as a $25.1 million increase in revenue attributable to a 33% increase in the number of homes closed.

	Three Months Ended September 30,		Increase (Decrease)
	2013	2012	Amount	%
Average Sales Price of Homes Closed
Southern California	$764,300	$496,600	$267,700	54%
Northern California	398,100	325,300	72,800	22%
Arizona	256,200	161,100	95,100	59%
Nevada	302,800	183,100	119,700	65%
Colorado	413,300	—	413,300	N/M
Total	$397,100	$285,900	$111,200	39%

The average sales price of homes closed for the 2013 period increased primarily due to increasing price points, or product mix, of our actively selling projects to projects available to first time buyers or first time “move up” buyers, particularly in California and Nevada due to new project openings. In the Southern California segment, the overall average sales price increase is primarily due to 27 closings in three new communities that opened during 2013 with an average sales price of $1,122,900. The increase in average sales prices for the period was due to new projects that were released during the last quarter of 2012 and first nine months of 2013 with an average sales price of $345,000, which is above the prior period overall average of $285,900. On a same store basis, average sales prices increased 26% from $245,200 in the third quarter of 2012 to $309,000 in the third quarter of 2013.

	Three Months Ended September 30,
	2013	2012	Increase (Decrease)
Homebuilding Gross Margin Percentage
Southern California	29.0%	14.1%	14.9%
Northern California	27.3%	25.0%	2.3%
Arizona	20.2%	16.0%	4.2%
Nevada	24.4%	16.3%	8.1%
Colorado	10.2%	—	NM
Total	23.6%	17.8%	5.8%
Adjusted Homebuilding Gross Margin Percentage	29.0%	25.7%	3.3%

For homebuilding gross margins, the comparison of the three months ended September 30, 2013 and the three months ended September 30, 2012 is as follows:

•
In Southern California, homebuilding gross margins increased 1,490 basis points to 29.0% during the 2013 period compared to 14.1% during the 2012 period attributable to a shift to higher margin projects as well as same store average sales price increases of 10% to $552,400 in the 2013 period compared to $455,000 in the 2012 period. The higher margin projects show an increase in the average sales price of homes closed of 54% from $496,600 in the 2012 period to $764,300 in the 2013 period, offset by a 28% increase in the average cost of homes closed from $340,000 in the 2012 period to $436,100 in the 2013 period.

•
In Northern California, homebuilding gross margins increased 230 basis points to 27.3% in the 2013 period from 25.0% in the 2012 period attributable to a shift to higher margin projects as well as same store average sales price increases of 41% to $306,900 in the 2013 period compared to $217,000 in the 2012 period. The increase was due to an increase in the average cost per home closed of 19% from $244,100 in the 2012 period to $289,500 in the 2013 period, offset by a 22% increase in the average sales price of homes closed from $325,300 in the 2012 period to $398,100 in the 2013 period due to a change in product mix.

•
In Arizona, homebuilding gross margins increased 420 basis points to 20.2% in the 2013 period from 16.0% in the 2012 period attributable to a shift to higher margin projects. The increase was due to a 59% increase in the average sales price of homes closed of $256,200 in the 2013 period from $161,100 in the 2012 period, offset by an increase in the average cost per home closed of 51% from $135,300 in the 2012 period to $204,500 in the 2013 period.

•
In Nevada, homebuilding gross margins increased 810 basis points to 24.4% in the 2013 period from 16.3% in the 2012 period attributable to a shift to higher margin projects as well as same store average sales price increases of 21% to $266,200 in the 2013 period compared to $220,000 in the 2012 period. The higher margin projects show a 65% increase in the average sales price of homes closed of $302,800 in the 2013 period from $183,100 in the 2012 period, offset by an increase in the average cost per home closed of 49% from $153,200 in the 2012 period to $228,800 in the 2013 period.

•
In Colorado, homebuilding gross margins were 10.2% during the 2013 period, with no comparable amount in the 2012 period, which is lower than the gross margins of the other divisions. Upon acquisition of the Colorado division in December 2012, the Company marked up inventory to fair value which created lower margins in subsequent periods.

For the comparison of the three months ended September 30, 2013 and the three months ended September 30, 2012, adjusted homebuilding gross margin percentage, which excludes previously capitalized interest included in cost of sales, was 29.0% for the 2013 period compared to 25.7% for the 2012 period. The increase was primarily a result of the changes discussed for homebuilding gross margins described previously.
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

	Three Months Ended September 30,
	2013	2012
	(dollars in thousands)
Home sales revenue	$141,352	$76,617
Cost of home sales	107,957	63,012
Homebuilding gross margin	33,395	13,605
Add: Interest in cost of sales	7,569	6,051
Adjusted homebuilding gross margin	$40,964	$19,656
Adjusted homebuilding gross margin percentage	29.0%	25.7%
Lots, Land, and Other Sales Revenue
The Company did not record any Lots, land and other sales for the three months ended September 30, 2013, compared to $9.3 million for the three months ended September 30, 2012 primarily attributable to the sale of 58 lots in Mesa, AZ, known as Lehi Crossing for a sales price of $6.5 million, and the sale of 40 lots in Elk Grove, CA, known as Magnolia Lane for a sales price of $2.8 million. The Company did not record any Cost of sales – lots, land and other during the three months ended September 30, 2013 compared to $7.8 million for the three months ended September 30, 2012 as a result of the decreased sales.
Construction Services Revenue
Construction services revenue, which was all recorded in Southern California and Northern California, was $9.5 million for the three months ended September 30, 2013, and $7.0 million for the three months ended September 30, 2012. The increase is primarily due to an increase in revenue attributable to one project in Northern California, recognized during the three months ended September 30, 2013.
Sales and Marketing Expense

	Three Months Ended September 30,		Increase (Decrease)
	2013	2012	Amount	%
	(dollars in thousands)
Sales and Marketing Expense
Homebuilding
Southern California	$2,183	$1,693	$490	29%
Northern California	901	916	(15)	(2)%
Arizona	1,322	813	509	63%
Nevada	1,289	750	539	72%
Colorado	984	—	984	N/M
Total	$6,679	$4,172	$2,507	60%
For the comparison of the three months ended September 30, 2013 to the three months ended September 30, 2012, sales and marketing expense as a percentage of homebuilding revenue decreased to 4.7% in the 2013 period compared to 5.4% in the 2012 period, reflecting the impact of higher housing revenues in the current period. This is primarily attributable to a decrease in commission expense as a percentage of home sales revenue to 2.9% in the 2013 period from 3.4% in the 2012 period due to an increase in average sales prices.
General and Administrative Expense

	Three Months Ended September 30,		Increase (Decrease)
	2013	2012	Amount	%
	(dollars in thousands)
General and Administrative Expense
Homebuilding
Southern California	$1,988	$936	$1,052	112%
Northern California	687	311	376	121%
Arizona	668	620	48	8%
Nevada	910	563	347	62%
Colorado	654	—	654	N/M
Corporate	5,293	3,010	2,283	76%
Total	$10,200	$5,440	$4,760	88%
For the comparison of the three months ended September 30, 2013 to the three months ended September 30, 2012, general and administrative expense as a percentage of homebuilding revenues increased to 7.2% in the 2013 period compared to 7.1% in the 2012 period. This increase was driven by an increase in salaries and benefits due to increased headcount in the 2013 period, and the addition of Colorado.
Other Items

Other operating costs remained relatively consistent at $0.7 million in the 2013 period compared to $0.9 million in the 2012 period.
Interest activity for the three months ended September 30, 2013 and the three months ended September 30, 2012 is as follows (in thousands):

	Three Months Ended September 30,
	2013	2012
Interest incurred	$7,511	$8,729
Less: Interest capitalized	7,460	6,238
Interest expense, net of amounts capitalized	$51	$2,491
Cash paid for interest	$283	$6,315
The decrease in interest incurred for the three months ended September 30, 2013, compared to the interest incurred for the three months ended September 30, 2012, reflects a decrease in interest rates as well as a decrease in the Company’s overall debt. Interest capitalized relative to the amount incurred was higher in the 2013 period due to higher qualifying assets in the 2013 period as compared to the 2012 period.
Reorganization Items
During the three months ended September 30, 2013, the Company did not incur any reorganization costs compared to $0.7 million during the three months ended September 30, 2012 for legal and professional fees.
Provision for Income Taxes
During the three months ended September 30, 2013, the Company recorded a Provision for income taxes of $6.4 million. The provision is the result of positive operating results in the current year, and a one-time election made in 2013 to accelerate cancellation of debt income in the Company's 2012 federal tax return. The Company did not record any Provision for income taxes during the 2012 period.
Net Income Attributable to Noncontrolling Interest
Net income attributable to noncontrolling interest increased to $3.1 million during the 2013 period, from $1.2 million during the 2012 period. This is primarily due to the formation of two joint ventures during fiscal year 2013, Lyon Whistler, LLC, and Brentwood Palmilla Owner LLC. The Company did not record revenue from any similar entities during the three months ended September 30, 2012.
Net Income (Loss) Attributable to William Lyon Homes
As a result of the foregoing factors, net income (loss) attributable to William Lyon Homes for the three months ended September 30, 2013, and the three months ended September 30, 2012 was net income of $7.6 million, and a net loss of $0.8 million, respectively.
Preferred Stock Dividends
The Company did not record any amounts for preferred stock dividends in the 2013 period compared to $0.8 million in the 2012 period. The Company’s preferred stock was converted to common stock in conjunction with the Company’s Initial Public Offering (IPO) on May 21, 2013, as compared to the 2012 period which included dividends for the entire quarter.
Lots Owned and Controlled
The table below summarizes the Company’s lots owned and controlled as of the periods presented:

	September 30,		Increase (Decrease)
	2013	2012	Amount	%
Lots Owned
Southern California	1,186	1,027	159	15%
Northern California	869	320	549	172%
Arizona	5,653	6,247	(594)	(10)%
Nevada	2,864	2,940	(76)	(3)%
Colorado	546	—	546	N/M
Total	11,118	10,534	584	6%
Lots Controlled(1)
Southern California	577	193	384	199%
Northern California	684	674	10	1%
Arizona	220	—	220	100%
Nevada	215	—	215	100%
Colorado	342	—	342	N/M
Total	2,038	867	1,171	135%
Total Lots Owned and Controlled	13,156	11,401	1,755	15%

(1)	Lots controlled may be purchased by the Company as consolidated projects or may be purchased by newly formed joint ventures.
Total lots owned and controlled has increased 15% to 13,156 lots owned and controlled at September 30, 2013 from 11,401 lots at September 30, 2012. The increase is primarily attributable to significant land acquisitions, most notably in our Northern California Segment. During the three months ended September 30, 2013, we acquired approximately 547 lots in Newark, CA. The increase is also due to lots acquired through the purchase of Village Homes in December 2012, offset by the closing of 1,292 homes since September 30, 2012.
Comparisons of the Nine Months Ended September 30, 2013 to September 30, 2012
Revenues from homes sales increased 108% to $338.4 million during the nine months ended September 30, 2013 compared to $162.7 million during the nine months ended September 30, 2012. The increase is primarily due to a 55% increase in homes closed to 969 homes during the 2013 period compared to 627 homes during the 2012 period, along with an increase in the average sales price of homes closed to $349,300 in the 2013 period compared to $259,400 in the 2012 period. On a same store basis, average sales price has increased 4% to $285,700 in the 2013 period, from $275,700 in the 2012 period. The number of net new home orders for the nine months ended September 30, 2013 increased 14% to 1,030 homes from 902 homes for the nine months ended September 30, 2012.
The average number of sales locations of the Company increased to 23 locations for the nine months ended September 30, 2013 compared to 19 for the nine months ended September 30, 2012 due to the addition of the Colorado division which added four new communities, and the addition of four communities in Arizona, offset by the close out of communities in California and Nevada.
In relation to the adoption of fresh start accounting in conjunction with the confirmation of the Plan, the results of operations for 2012 separately present the period from January 1, 2012 through February 24, 2012 as Predecessor and the period from February 25, 2012 through September 30, 2012 as Successor. As such, the application of fresh start accounting is reflected in the period from February 25, 2012 through September 30, 2012, 2012 and not the period from January 1, 2012 through February 24, 2012. The accounts reflected in the tables below, which include gross margin percentage, sales and marketing expense, and general and administrative expense, are affected by the fresh start accounting. Certain statistics including (i) net new home orders, (ii) average number of sales locations, (iii) backlog, (iv) number of homes closed, (v) homes sales revenue and (vi) average sales price of homes closed are not affected by the fresh start accounting. These items are described period over period “on a combined basis”, which combines the predecessor and successor entities for the nine months ended September 30, 2012.

	Successor	Combined	Successor	Predecessor	Increase (Decrease)
	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	Period from February 25 through September 30, 2012	Period from January 1 through February 24, 2012	Amount	%
Number of Net New Home Orders
Southern California	310	208	170	38	102	49%
Northern California	105	165	142	23	(60)	(36)%
Arizona	301	324	231	93	(23)	(7)%
Nevada	222	205	184	21	17	8%
Colorado	92	—	—	—	92	N/M
Total	1,030	902	727	175	128	14%
Cancellation Rate	15%	14%			1%
The weekly average sales rates decreased slightly to 1.1 sales per project during the 2013 period, from 1.2 sales per project during the 2012 period. The increase in net new homes orders is driven by the addition of our Colorado division, the 49% improvement in Southern California, and the 8% improvement in Nevada. Total orders in Northern California decreased due to a 50% decrease in average sales locations, however sales per location increased in Northern California by 68% in the 2013 period. In Arizona, sales per location in the 2012 period were exceptionally high at 79.0, and have returned to a more normalized rate of 57.7 in the 2013 period. The increase in net new home orders positively impacts the number of homes in backlog, which are homes that will close in future periods. As new home orders and backlog increase, it has a positive impact on revenues and cash flow in future periods. Cancellation rates during the 2013 period increased to 15% from 14% during the 2012 period.

	Successor
	Nine Months Ended September 30,		Increase (Decrease)
	2013	2012	Amount	%
Average Number of Sales Locations
Southern California	6	6	—	—%
Northern California	2	4	(2)	(50)%
Arizona	6	3	3	100%
Nevada	5	6	(1)	(17)%
Colorado	4	—	4	NM
Total	23	19	4	21%
The average number of sales locations for the Company increased to 23 locations for the nine months ended September 30, 2013 compared to 19 for the nine months ended September 30, 2012. During the nine months ended September 30, 2012, the Company opened 16 active selling communities, while closing out nine. Northern California decreased by two sales locations, and Nevada decreased by one sales location, in the 2013 period compared to the 2012 period, while Arizona increased by three sales locations in the 2013 period compared to the 2012 period, and Southern California remained consistent between periods. For the nine months ended September 30, 2013, the Colorado division had four sales locations, with no comparable amount in the 2012 period.

	Successor	Combined	Successor	Predecessor	Increase (Decrease)
	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	Period from February 25 through September 30, 2012	Period from January 1 through February 24, 2012	Amount	%
Number of Homes Closed
Southern California	164	135	122	13	29	21%
Northern California	99	118	103	15	(19)	(16)%
Arizona	346	237	210	27	109	46%
Nevada	217	137	125	12	80	58%
Colorado	143	—	—	—	143	NM
Total	969	627	560	67	342	55%
During the nine months ended September 30, 2013, the number of homes closed increased 55% to 969 in the 2013 period from 627 in the 2012 period. The increase in home closings is primarily attributable to an increase in beginning backlog for the period of 192% to 406 units at December 31, 2012 compared to 139 units at December 31, 2011. Homes closed in Southern California increased to 164 homes closed in the 2013 period compared to 135 homes closed in the 2012 period, Arizona increased to 346 in the 2013 period from 237 in the 2012 period, and Nevada increased to 217 in the 2013 period compared to 137 in the 2012 period. These increases were partially offset by a decrease in homes closed in Northern California, to 99 homes closed in the 2013 period from 118 in the 2012 period. Colorado had 143 home closings during the 2013 period, with no comparable activity in the 2012 period.

	Successor	Combined	Successor	Predecessor	Increase (Decrease)
	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	Period from February 25 through September 30, 2012	Period from January 1 through February 24, 2012	Amount	%
	(dollars in thousands)
Home Sales Revenue
Southern California	$103,948	$61,640	$56,000	$5,640	$42,308	69%
Northern California	35,960	38,111	33,861	4,250	(2,151)	(6)%
Arizona	83,183	36,425	32,109	4,316	46,758	128%
Nevada	56,421	26,488	24,007	2,481	29,933	113%
Colorado	58,922	—	—	—	58,922	NM
Total	$338,434	$162,664	$145,977	$16,687	$175,770	108%
The increase in homebuilding revenue of 108% to $338.4 million for the 2013 period from $162.7 million for the 2012 period is primarily attributable to a 55% increase in the number of homes closed to 969 during the 2013 period from 627 in the 2012 period, along with a 35% increase in the average sales price of homes closed to $349,300 during the 2013 period from $259,400 during the 2012 period, as well as the addition of our Colorado division. The increase in average home sales price resulted in a $87.1 million increase in revenue, as well as a $88.7 million increase in revenue attributable to a 55% increase in the number of homes closed.

	Successor	Combined	Successor	Predecessor	Increase (Decrease)
	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	Period from February 25 through September 30, 2012	Period from January 1 through February 24, 2012	Amount	%
Average Sales Price of Homes Closed
Southern California	$633,800	$456,600	$459,000	$433,800	$177,200	39%
Northern California	363,200	323,000	328,700	283,300	40,200	12%
Arizona	240,400	153,700	152,900	159,900	86,700	56%
Nevada	260,000	193,300	192,100	206,800	66,700	35%
Colorado	412,000	—	—	—	412,000	NM
Total	$349,300	$259,400	$260,700	$249,100	$89,900	35%
The average sales price of homes closed for the 2013 period increased primarily due to increasing price points, or product mix, of our actively selling projects to projects available to first time buyers or first time “move up” buyers, particularly in California and Nevada. In the Southern California segment, the overall average sales price increase is primarily due to 21 closings in three new communities that opened in the first nine months of 2013 with an average sales price of over $1.0 million. The increase in average sales prices for the period was due to new projects that were released during the last quarter of 2012 and first nine months of 2013 with an average sales price of $331,300, which is above the prior period overall average of $275,700. On a same store basis, average sales prices increased 4% from $275,700 in the prior year period to $285,700 in the first nine months of 2013.

	Successor		Predecessor
	Nine Months Ended September 30, 2013	Period from February 25 through September 30, 2012	Period from January 1 through February 24, 2012
Homebuilding Gross Margin Percentage
Southern California	26.1%	13.6%	11.8%
Northern California	25.0%	24.5%	14.6%
Arizona	18.2%	13.9%	11.6%
Nevada	22.3%	14.3%	12.0%
Colorado	11.3%	NM	NM
Total	20.8%	16.3%	12.5%
Adjusted Homebuilding Gross Margin Percentage	27.0%	24.0%	20.7%
Gross margins were positively impacted in the Successor period by an increase in same store average sale prices. In assessing the inventory value, the Company generally utilized assumptions for future home sales paces and prices based upon then-prevailing market conditions in late 2011, which represented conditions near the trough of the recent U.S. housing downturn.
For homebuilding gross margins, the comparison of the Successor entity for the nine months ended September 30, 2013 and the Successor entity from February 25, 2012 through September 30, 2012 are as follows:

•
In Southern California, homebuilding gross margins increased 1,250 basis points to 26.1% during the 2013 period compared to 13.6% during the 2012 period attributable to a shift to higher margin projects as well as same store average sales price increases of 23% to $493,600 in the 2013 period compared to $399,800 in the 2012 period. The higher margin projects have an increase in the average sales price per home closed of 38% from $459,000 in the 2012 period to $633,800 in the 2013 period, offset by a 9% increase in the average cost of homes closed from $429,200 in the 2012 period to $468,200 in the 2013 period.

•
In Northern California, homebuilding gross margins increased 50 basis points to 25.0% in the 2013 period from 24.5% in the 2012 period. On a same store basis, average sales prices in one community increased 31% to $282,100 in the 2013 period compared to $214,800 in the 2012 period. The overall increase was due to a 10% increase in the average sales price of homes closed from $328,700 in the 2012 period to $363,200 in the 2013 period due to a change in product mix, and an increase in the average cost per home closed of 25% from $362,300 in the 2012 period to $289,500 in the 2013 period.

•
In Arizona, homebuilding gross margins increased 430 basis points to 18.2% in the 2013 period from 13.9% in the 2012 period attributable to a shift to higher margin projects. The increase was due to a 57% increase in the average sales price of homes closed of $240,400 in the 2013 period from $152,900 in the 2012 period, offset by an increase in the average cost per home closed of 48% from $132,700 in the 2012 period to $196,800 in the 2013 period.

•
In Nevada, homebuilding gross margins increased 800 basis points to 22.3% in the 2013 period from 14.3% in the 2012 period attributable to a shift to higher margin projects as well as same store average sales price increases of 14% to $242,300 in the 2013 period compared to $213,300 in the 2012 period. The higher margin projects have a 35% increase in the average sales price of homes closed of $260,000 in the 2013 period from $192,100 in the 2012 period, and an increase in the average cost per home closed of 19% from $169,200 in the 2012 period to $202,100 in the 2013 period.

•
In Colorado, homebuilding gross margins were 11.3% during the 2013 period, with no comparable amount in the 2012 period, which is lower than the gross margins of the other divisions. Upon acquisition of the Colorado division in December 2012, the Company marked up inventory to fair value which created lower margins in subsequent periods.

For homebuilding gross margins, the comparison of the Successor entity for the nine months ended September 30, 2013 and the Predecessor entity from January 1, 2012 through February 24, 2012 are as follows:

•
In Southern California, homebuilding gross margins increased 1,430 basis points in the 2013 period to 26.1% from 11.8% in the 2012 period. Margins were slightly impacted by fresh start accounting on the real estate values, which decreased the cost basis on some properties in the division and increased the cost basis on others, and subsequently increased gross margins by 1.9% in the 2013 period. On a same store basis, average sales prices increased 32% to $493,600 in the 2013 period compared to $374,700 in the 2012 period. In addition, the Company has experienced increases in sales prices and decreases in incentives during 2013.

•
In Northern California, homebuilding gross margins increased 1,040 basis points in the 2013 period to 25.0% from 14.6% in the 2012 period. Margins were slightly impacted by fresh start accounting on the real estate values, which decreased the cost basis on some properties in the division and increased the cost basis on others, and subsequently decreased gross margins by 1.2% in the 2013 period. On a same store basis, average sales prices increased 31% to $282,100 in the 2013 period compared to $215,600 in the 2012 period. In addition, the Company has experienced increases in sales prices and decreases in incentives during 2013.

•
In Arizona, homebuilding gross margins increased 660 basis points in the 2013 period to 18.2% from 11.6% in the 2012 period. Margins were slightly impacted by fresh start accounting on the real estate values, which decreased the cost basis on some properties in the division and increased the cost basis on others, and subsequently decreased gross margins by 1.0% in the 2013 period. Average sales prices increased 50% to $240,400 in the 2013 period compared to $159,900 in the 2012 period. In addition, the Company has experienced increases in sales prices and decreases in incentives during 2013.

•
In Nevada, homebuilding gross margins increased 1,030 basis points in the 2013 period to 22.3% from 12.0% in the 2012 period. Margins were nominally impacted by fresh start accounting on the real estate values, which decreased the cost basis on some properties in the division and increased the cost basis on others. On a same store basis, average sales prices increased 1% to $242,300 in the 2013 period compared to $240,500 in the 2012 period. In addition, the Company has experienced increases in sales prices and decreases in incentives during 2013.

•
In Colorado, homebuilding gross margins were 11.3% during the 2013 period, with no comparable amount in the 2012 period, which is significantly lower than the gross margins of the other divisions. Upon acquisition of the Colorado division in December 2012, the Company marked up inventory to fair value which created lower margins in subsequent periods.

For the comparison of the Successor entity for the nine months ended September 30, 2013 and the Successor entity from February 25, 2012 through September 30, 2012, adjusted homebuilding gross margin percentage, which excludes previously capitalized interest included in cost of sales, was 27.0% for the 2013 period compared to 24.0% for the 2012 period. The increase was primarily a result of the changes discussed for homebuilding gross margins described previously.
For the comparison of the Successor entity for the nine months ended September 30, 2013 and the Predecessor entity from January 1, 2012 through February 24, 2012, adjusted homebuilding gross margin percentage was 27.0% for the 2013 period compared to 20.7% for the 2012 period. The increase was primarily a result of the changes discussed for homebuilding gross margins described previously.
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

	Successor		Predecessor
	Nine Months Ended September 30, 2013	Period from February 25 through September 30, 2012	Period from January 1 through February 24, 2012
	(dollars in thousands)
Home sales revenue	$338,434	$145,977	$16,687
Cost of home sales	267,932	122,155	14,598
Homebuilding gross margin	70,502	23,822	2,089
Add: Interest in cost of sales	20,729	11,200	1,360
Adjusted homebuilding gross margin	$91,231	$35,022	$3,449
Adjusted homebuilding gross margin percentage	27.0%	24.0%	20.7%
Lots, Land, and Other Sales Revenue
The Company recorded $3.2 million of Lots, land and other sales revenue for the nine months ended September 30, 2013 compared to $100.1 million for the period from February 25, 2012 through September 30, 2012 primarily attributable to the sale of a 27-acre parcel in Palo Alto and Mountain View, California, known as the former Mayfield Mall for a sales price of $90.0 million in the second quarter of 2012. The Company incurred $2.8 million worth of Cost of sales—lots, land and other for the nine months ended September 30, 2013 compared to $93.0 million for the period from February 25, 2012 through September 30, 2012 as a result of the decrease in sales.
Construction Services Revenue
Construction services revenue, which was all recorded in Southern California and Northern California, was $21.4 million for the nine months ended September 30, 2013, $16.5 million for the period from February 25, 2012 through September 30, 2012, and $8.9 million for the period from January 1, 2012 through February 24, 2012. The decrease is primarily due to a decrease in the number of construction services projects in the 2013 period, compared to the 2012 period.
Sales and Marketing Expense

	Successor		Predecessor
	Nine Months Ended September 30, 2013	Period from February 25 through September 30, 2012	Period from January 1 through February 24, 2012
	(in thousands)
Sales and Marketing Expense
Homebuilding
Southern California	$5,423	$3,656	$942
Northern California	2,091	1,772	463
Arizona	3,675	1,851	260
Nevada	3,015	1,556	279
Colorado	3,278	—	—
Total	$17,482	$8,835	$1,944

For the comparison of the Successor entity for the nine months ended September 30, 2013 to the Successor entity from February 25, 2012 through September 30, 2012, sales and marketing expense as a percentage of homebuilding revenue decreased to 5.2% in the 2013 period compared to 6.1% in the 2012 period, reflecting the impact of higher housing revenues in the current period. This is primarily attributable to a decrease in commission expense as a percentage of home sales revenue to 3.3% in the 2013 period from 4.0% in the 2012 period due to an increase in average sales prices.
For the comparison of the Successor entity for the nine months ended September 30, 2013 to the Predecessor entity from January 1, 2012 through February 24, 2012, sales and marketing expense as a percentage of revenue decreased to 5.2% in the 2013 period compared to 11.6 % in the 2012 period. This is primarily attributable to the cost of operating the sales models and base sales person compensation incurred on a monthly basis relative to the respective revenue in each period.
General and Administrative Expense

	Successor		Predecessor
	Nine Months Ended September 30, 2013	Period from February 25 through September 30, 2012	Period from January 1 through February 24, 2012
	(in thousands)
General and Administrative Expense
Homebuilding
Southern California	$4,944	$2,527	$707
Northern California	1,625	850	222
Arizona	2,011	1,441	318
Nevada	2,382	1,467	357
Colorado	1,613	—	—
Corporate	15,441	7,640	1,698
Total	$28,016	$13,925	$3,302
For the comparison of the Successor entity for the nine months ended September 30, 2013 to the Successor entity from February 25, 2012 through September 30, 2012, general and administrative expense as a percentage of homebuilding revenues decreased to 8.3% in the 2013 period compared to 9.5% in the 2012 period, reflecting the impact of higher housing revenues in the current period and lower outside services and professional fees in the 2013 period as compared to the 2012 period, partially offset by an increase in salaries and benefits in the 2013 period.
For the comparison of the Successor entity for the nine months ended September 30, 2013 to the Predecessor entity from January 1, 2012 through February 24, 2012, general and administrative expense as a percentage of homebuilding revenues decreased to 8.3% in the 2013 period compared to 19.8% in the 2012 period. This is primarily attributable to the fixed costs of salaries and benefits incurred on a monthly basis relative to the respective revenue in each period.
Other Items
Other operating costs remained relatively consistent at $1.7 million in the 2013 period compared to $2.4 million in the 2012 period.
Interest activity for the nine months ended September 30, 2013, the period from February 25, 2012 through September 30, 2012, and the period from January 1, 2012 through February 24, 2012, are as follows (in thousands):

	Successor		Predecessor
	Nine Months Ended September 30, 2013	Period from February 25 through September 30, 2012	Period from January 1 through February 24, 2012
Interest incurred	$22,511	$22,336	$7,145
Less: Interest capitalized	19,909	15,009	4,638
Interest expense, net of amounts capitalized	$2,602	$7,327	$2,507
Cash paid for interest	$14,854	$18,061	$8,924
The decrease in interest incurred for the nine months ended September 30, 2013, compared to the interest incurred for the period from January 1, 2012 through February 24, 2012 and the period from February 25, 2012 through September 30, 2012 reflects a decrease in interest rates, as well as a decrease in the Company’s overall debt. Interest capitalized relative to the amount incurred was higher in the 2013 period due to higher qualifying assets in the 2013 period as compared to the 2012 period.
Reorganization Items
During the nine months ended September 30, 2013, the Company incurred $0.5 million in reorganization costs, compared to $1.9 million during the period from February 25, 2012 through September 30, 2012 for legal and professional fees. During the period from January 1, 2012 through February 24, 2012, the Company recorded reorganization items of $233.5 million associated with or resulting from the reorganization and restructuring of the business, which primarily consists of a gain of approximately $298.8 million that resulted from cancellation of debt. The overall gain was partially offset by approximately $49.3 million in adjustments related to plan implementation and fresh start adjustments, approximately $7.8 million in professional fees, and approximately $8.3 million of debt financing cost write-off.
Provision for Income Taxes
During the nine months ended September 30, 2013, the Company recorded a Provision for income taxes of $6.4 million. The provision is the result of positive operating results in the current year, and a one-time election made in 2013 to accelerate cancellation of debt income in the Company's 2012 federal tax return. The Company did not record any Provision for income taxes during the 2012 period.
Net Income Attributable to Noncontrolling Interest
Net income attributable to noncontrolling interest increased to $4.9 million during the 2013 period, from $2.0 million during the 2012 period. This is primarily due to the joint venture, Lyon Branches, LLC, which was formed in June 2012 thus contributing a full nine months of income during the 2013 period as compared to less than one month of income in the 2012 period.
Net Income (Loss) Attributable to William Lyon Homes
As a result of the foregoing factors, net income (loss) attributable to William Lyon Homes for the nine months ended September 30, 2013, for the period from February 25, 2012 through September 30, 2012, and the period from January 1, 2012 through February 24, 2012, was net income of $12.4 million, a net loss of $7.6 million, and net income of $228.4 million, respectively.
Preferred Stock Dividends
The preferred stock dividends were $1.5 million in the 2013 period compared to $1.8 million in the 2012 period. The decrease in the 2013 period is attributed to approximately 5 months of dividends, from January 2013 through the Company’s IPO on May 21, 2013, as compared to approximately 7 months of dividends in the 2012 successor period.
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
In the nine months ended September 30, 2013, the Company delivered 969 homes, with an average selling price of approximately $349,300, and recognized home sales revenues and total revenues of $338.4 million and $363.1 million, respectively. The Company has experienced significant operating momentum since the beginning of 2012, during which time a variety of key housing, employment and other related economic statistics in our markets have increasingly demonstrated signs of recovery. This rebound in market conditions, when combined with the Company’s disciplined operating strategy, has resulted in seven consecutive quarters, year over year, of growth in net new home orders, home closings and unit backlog.
In the nine months ended September 30, 2013, net new home orders increased 14% to 1,030 in the 2013 period from 902 in the 2012 period, while home closings increased 55% to 969 in the 2013 period from 627 in the 2012 period. On a consolidated basis, the cancellation rate increased to 15% in the 2013 period compared to 14% in the 2012 period. In addition, homebuilding gross margin percentage and adjusted homebuilding gross margin percentage increased to 20.8% and 27.0%, respectively, for the nine months ended September 30, 2013, as compared to 15.9% and 23.7%, respectively, for the nine months ended September 30, 2012. The increase in gross margins is primarily related to an increase in net sales prices during the period and an increase in absorption, which decreases certain project related costs. The increase in gross margins is also attributed to the impact of fresh start accounting which resulted in a net decrease to the cost basis of our properties, which subsequently increased gross margins.
As of September 30, 2013, the Company is selling homes in 29 communities and had a consolidated backlog of 467 sold but unclosed homes, with an associated sales value of $208.1 million, representing a 13% and 92% increase in units and dollars, respectively, as compared to the backlog at September 30, 2012. The Company believes that the attractive fundamentals in its markets, its leading market share positions, its long-standing relationships with land developers, its significant land supply and its focus on providing the best possible customer experience positions the Company to capitalize on meaningful growth as the U.S. housing market continues to rebound.
On May 21, 2013, the Company completed its initial public offering (IPO) of 10,005,000 shares of Class A Common Stock, which consisted of 7,177,500 shares sold by the Company and 2,827,500 shares sold by the selling stockholder. The 10,005,000 shares in the offering were sold at a price to the public of $25.00 per share. The Company raised total net proceeds of approximately $163.8 million in the offering, after deducting the underwriting discount and offering expenses. The Company did not receive any proceeds from the sale of shares by the selling stockholder.
Since its IPO, the Company has much more access to the capital markets to access liquidity while prudently managing leverage and the balance sheet. In October 2013 the Company issued an additional $100.0 million in principal amount of 8 1/2% senior notes, as a "tack-on" to the the original issuance at price to par of 106.5% resulting in net proceeds of approximately $104.7 million. This transaction, coupled with the $100.0 million revolving credit facility entered into during August 2013 yields significant liquidity for the Company.
The Company provides for its ongoing cash requirements with the proceeds identified above, as well as from internally generated funds from the sales of homes and/or land sales. During the nine months ended September 30, 2013, the Company had cash used in operations of $164.9 million, which included land acquisitions of $198.4 million. In addition, the Company has the option to use additional outside borrowing, form new joint ventures with partners that provide a substantial portion of the capital required for certain projects, and buy land via lot options or land banking arrangements. The Company has financed, and may in the future finance, certain projects and land acquisitions with construction loans secured by real estate inventories, seller-provided financing and land banking transactions. The Company may also draw on its revolving line of credit to fund land acquisitions, as discussed below.
8 1/2% Senior Notes Due 2020
On November 8, 2012, William Lyon Homes, Inc. ("California Lyon") completed its offering of 8 1/2% Senior Notes due 2020, (the “New Notes”), in an aggregate principal amount of $325 million. The New Notes were issued at 100% of their aggregate principal amount. The Company used the net proceeds from the sale of the New Notes, together with cash on hand, to refinance the Company’s (i) $235 million 10.25% Senior Secured Term Loan due 2015, (ii) approximately $76 million in aggregate principal amount of 12% Senior Subordinated Secured Notes due 2017, (iii) approximately $11 million in principal amount of project related debt, and (iv) to pay accrued and unpaid interest thereon.
As of September 30, 2013, the outstanding principal amount of the New Notes is $325 million, and the New Notes mature on November 15, 2020. The New Notes are senior unsecured obligations of California Lyon and are unconditionally guaranteed on a senior subordinated secured basis by Parent and by certain of Parent’s existing and future restricted subsidiaries. The New Notes and the guarantees rank senior to all of California Lyon’s and the guarantors’ existing and future unsecured senior debt and senior in right of payment to all of California Lyon’s and the guarantors’ future subordinated debt. The New Notes and the guarantees are and will be effectively junior to any of California Lyon’s and the guarantors’ existing and future secured debt.
The New Notes bear interest at an annual rate of 8.5% per annum and are payable semiannually in arrears on May 15 and November 15.
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
Revolving Lines of Credit
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
Borrowings under the Facility, the availability of which is subject to a borrowing base formula, are required to be guaranteed by the Company and certain of the Company’s wholly-owned subsidiaries, are secured by a pledge of all equity interests held by such guarantors, and may be used for general corporate purposes. As of November 8, 2013, the Facility was undrawn.
On March 5, 2013, California Lyon entered into a Revolving Line of Credit Loan Agreement (the “CB&T Loan Agreement”), with California Bank & Trust (“CB&T”), providing for a revolving line of credit of $30.0 million (the “CB&T Loan”). The CB&T Loan, as amended, provides California Lyon with funds for the development of residential lots, the construction of existing and future residential home projects within the states of California, Arizona, Nevada and Colorado, the issuance of letters of credit for the payment of costs incurred or associated with those projects and other general corporate purposes. In connection with the execution of the CB&T Loan Agreement, California Lyon issued a promissory note (the “CB&T Promissory Note”), and together with the CB&T Loan Agreement and any ancillary documents and agreements executed pursuant to the CB&T Loan Agreement, (the “CB&T Loan Documents”), in favor of CB&T. California Lyon’s obligations under the CB&T Loan are secured by, among other things, a first lien on and security interest in all the real and personal property comprising each qualified project that is secured by the CB&T Loan. Borrowings under the CB&T Loan Agreement bore interest, payable monthly, at California Lyon’s option of either (i) a fixed rate at LIBOR plus 3.00% per annum or (ii) a variable rate at the Prime Rate, as adjusted by CB&T in accordance with the CB&T Loan Agreement, plus 1.00% per annum. The floor interest rate for borrowings under the CB&T Loan Agreement range from 4.25% to 5.00%, depending on California Lyon’s total debt to tangible net worth ratio. Beginning on March 5, 2015, the maximum amount available under the CB&T Loan would have been reduced by $7.5 million every 90 days until the CB&T Loan matures. The CB&T Loan was scheduled to mature on March 5, 2016.
All outstanding borrowings under the CB&T Loan may, at the option of CB&T, be accelerated and become immediately due and payable in the event of a default under the CB&T Loan Documents, which includes, among other things, the following events (subject to certain cure periods, as applicable): (i) the failure by California Lyon to pay any monetary amount when due under any CB&T Loan Document; (ii) the breach of certain covenants under the CB&T Loan Documents; (iii) any representations contained in the CB&T Loan Documents being materially misleading or false when made; (iv) defaults under certain other monetary obligations; (v) bankruptcy matters; (vi) litigation or proceedings that could constitute a material adverse change on California Lyon or a qualified project or (vii) certain judgments. The CB&T Loan Documents also contained negative covenants which restrict or limit California Lyon from, among other things, the following: (a) consolidating or merging with any person unless California Lyon is the surviving entity; (b) changing its fiscal year or accounting methods; (c) changing the character of California Lyon’s business; (d) suffering any change in the legal or beneficial ownership of any capital stock in California Lyon; (e) making loans or advances; (f) granting or continuing liens; (g) incurring debt and (h) acquiring assets.
In March 2013, one of the outstanding construction loans payable and its underlying collateral was rolled into the CB&T Loan. In July 2013, the Company repaid all of the outstanding balance of the CB&T loan. On October 30, 2013 the Company terminated the CB&T Loan.
Construction Notes Payable
In June 2013, the Company entered into another construction note payable agreement. The agreement has total availability under the facility of $28.0 million, to be drawn for land development and construction on one of its joint venture projects. The loan matures in June 2016 and bears interest at the prime rate + 0.5%, with a rate floor of 4.0%, which was the interest rate as of September 30, 2013. As of September 30, 2013, the Company had borrowed $19.2 million under this facility. The loan will be repaid with proceeds from home closings of the project, is secured by the underlying project, and is guaranteed by the Company.
In September 2012, the Company entered into two construction notes payable agreements. The first agreement has total availability under the facility of $19.0 million, to be drawn for land development and construction on one of its wholly-owned projects. The loan matures in September 2015 and bears interest at the prime rate + 1.0%, with a rate floor of 5.0%. In March 2013, this loan and the underlying collateral was rolled into the CB&T Loan Agreement, discussed above. The second September 2012 construction note payable agreement has total availability under the facility of $17.0 million, to be drawn for land development and construction on one of its joint venture projects. The loan matures in March 2015 and bears interest at prime rate + 1%, with a rate floor of 5.0%, which was the interest rate as of September 30, 2013. During the three months ended September 30, 2013, the Company repaid the entire outstanding balance under this loan.
Seller Financing
At September 30, 2013, the Company had $16.2 million of notes payable outstanding related to two land acquisitions for which seller financing was provided. The first note had a balance of $1.7 million as of September 30, 2013, bears interest at 3% per annum, is secured by the underlying land, and matures in March 2014. The second note had a balance of $14.5 million as of September 30, 2013, bears interest at 7% per annum, is secured by the underlying land, and matures in May 2015.
Net Debt to Net Book Capital
The Company’s ratio of net debt to net book capital was 45.1% and 65.0% as of September 30, 2013 and December 31, 2012, respectively. The ratio of net debt to net book capital is a non-GAAP financial measure, which is calculated by dividing notes payable and Senior Notes, net of cash and cash equivalents and restricted cash, by net book capital (notes payable and Senior Notes, net of cash and cash equivalents and restricted cash, plus redeemable convertible preferred stock and total equity (deficit)). The Company believes this calculation is a relevant and useful financial measure to investors in understanding the leverage employed in its operations, and may be helpful in comparing the Company with other companies in the homebuilding industry to the extent they provide similar information. See table set forth below reconciling this non-GAAP measure to the ratio of debt to total capital.

	Successor
	September 30, 2013	December 31, 2012
	(dollars in thousands)
Notes payable and Senior Notes	$360,471	$338,248
Redeemable convertible preferred stock	—	71,246
Total equity	337,953	72,119
Total capital	$698,424	$481,613
Ratio of debt to total capital	51.6%	70.2%
Notes payable and Senior Notes	$360,471	$338,248
Less: Cash and cash equivalents and restricted cash	(82,775)	(71,928)
Net debt	277,696	266,320
Redeemable convertible preferred stock	—	71,246
Total equity	337,953	72,119
Total capital	$615,649	$409,685
Ratio of net debt to total capital	45.1%	65.0%
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
The Company participates in one land banking arrangement that is not a variable interest entity in accordance with FASB ASC Topic 810, Consolidation (“ASC 810”), but is consolidated in accordance with FASB ASC Topic 470, Debt (“ASC 470”). Under the provisions of ASC 470, the Company has determined it is economically compelled, based on certain factors, to purchase the land in the land banking arrangement. Therefore, the Company has recorded the remaining purchase price of the land of $20.7 million and $39.0 million as of September 30, 2013 and December 31, 2012, which is included in real estate inventories not owned and liabilities from inventories not owned in the accompanying balance sheet.
Summary information with respect to the Company’s land banking arrangements is as follows as of the periods presented (dollars in thousands):

	Successor
	September 30, 2013	December 31, 2012
Total number of land banking projects	1	1
Total number of lots	610	610
Total purchase price	$161,465	$161,465
Balance of lots still under option and not purchased:
Number of lots	105	199
Purchase price	$20,738	$39,029
Forfeited deposits if lots are not purchased	$14,737	$27,734
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
As of September 30, 2013 and December 31, 2012, the Company’s had no investment in and advances to unconsolidated joint ventures.
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
Cash Flows—Comparison of Nine Months Ended September 30, 2013 to Nine Months Ended September 30, 2012
For the comparison of the Successor entity for the nine months ended September 30, 2013 and the Successor entity from February 25, 2012 through September 30, 2012, the comparison of cash flows is as follows:

•
Net cash (used in) provided by operating activities increased to a use of $164.9 million in the 2013 period from a source of $56.0 million in the 2012 period. The change was primarily a result of (i) a net increase in real estate inventories-owned of $202.3 million in the 2013 period primarily driven by $198.4 million in land acquisitions, compared to a net decrease of $49.8 million in the 2012 period, primarily driven by $100.1 million in lots, land and other sales, offset by $62.7 million in land acquisitions, (ii) an increase in accrued expenses of $18.8 million compared to an increase of $6.5 million in the 2012 period due to an increase in taxes payable and the timing of payments, and (iii) an increase in receivables of $6.9 million in the 2013 period compared to an increase of $1.5 million in the 2012 period primarily attributable to the timing of proceeds received from escrow for home closings, offset by (iv) consolidated net income of $17.3 million in the 2013 period compared to consolidated net loss of $5.6 million in the 2012 period.

•
Net cash used in investing activities was $3.4 million in the 2013 period compared to a nominal amount in the 2012 period, as a result of purchases of property and equipment of $3.4 million in the 2013 period.

•
Net cash provided by (used in) financing activities increased to a source of $179.1 million in the 2013 period from a use of $62.0 million in the 2012 period. The change was primarily as a result of (i) proceeds from issuance of common stock of $163.8 million, net of offering costs of $15.7 million, in the 2013 period related to the Company’s initial public offering, with no comparable amount in the 2012 period, (ii) proceeds from borrowings on notes payable of $51.4 million in the 2013 period with no comparable amount in the 2012 period, (iii) principal payments on notes payable of $45.5 million in the 2013 period as compared to $62.6 million in the 2012 period, (iv) noncontrolling interest contributions of $35.4 million in the 2013 period compared to $17.0 million in the 2012 period, and (v) noncontrolling interest distributions of $21.7 million in the 2013 period compared to $15.4 million in the 2012 period.

For the comparison of the Successor entity for the nine months ended September 30, 2013 and the Predecessor entity from January 1, 2012 through February 24, 201, the comparison of cash flows is as follows:

•
Net cash used in operating activities increased to a use of $164.9 million in the 2013 period from a use of $17.3 million in the 2012 period. The change was primarily a result of (i) a net increase in real estate inventories-owned of $202.3 million in the 2013 period compared to a net increase of $7.0 million in the 2012 period, primarily driven by $198.4 million in land acquisitions in the 2013 period with no comparable amount in the 2012 period, and (ii) an increase in receivables of $6.9 million in the 2013 period compared to a decrease of $0.9 million in the 2012 period primarily attributable to the timing of proceeds received from escrow for home closings, and (iii) consolidated net income of $17.3 million in the 2013 period compared to consolidated net income of $228.5 million in the 2012 period, offset by (iv) net reorganization items of $241.3 million in the 2012 period with no comparable amount in the 2013 period .

•
Net cash used in investing activities was $3.4 million in the 2013 period with no comparable amount in the 2012 period, as a result of purchases of property and equipment of $3.4 million in the 2013 period.

•
Net cash provided by financing activities increased to a source of $179.1 million in the 2013 period from a source of $77.8 million in the 2012 period. The change was primarily as a result of (i) proceeds from issuance of common stock of $163.8 million, net of offering costs of $15.7 million, in the 2013 period related to the Company’s initial public offering, with no comparable amount in the 2012 period, (ii) proceeds from borrowings on notes payable of $51.4 million in the 2013 period with no comparable amount in the 2012 period, (iii) noncontrolling interest contributions of $35.4 million in the 2013 period compared to $1.8 million in the 2012 period and (iv) noncontrolling interest distributions of $21.7 million in the 2013 period compared to $1.9 million in the 2012 period, offset by (v) proceeds from preferred stock of $50.0 million in the 2012 period with no comparable amount in the 2013 period, (vi) proceeds from reorganization of $31.0 million in the 2012 period with no comparable amount in the 2013 period and (vii) principal payments on notes payable $45.5 million in the 2013 period compared to $0.6 million in the 2012 period.

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
Description of Projects and Communities Under Development
The Company’s homebuilding projects usually take two to five years to develop. The following table presents project information relating to each of the Company’s homebuilding operating segments as of September 30, 2013 and only includes projects with lots owned as of September 30, 2013, lots consolidated in accordance with certain accounting principles as of September 30, 2013 or homes closed for the quarter ended September 30, 2013.

Project (County or City)	Year of First Delivery	Estimated Number of Homes at Completion (1)	Cumulative Homes Closed as of September 30, 2013 (2)	Backlog at September 30, 2013 (3) (4)	Lots Owned as of September 30, 2013 (5)	Homes Closed for the Period Ended September 30, 2013	Sales Price Range (6)
SOUTHERN CALIFORNIA
Orange County:
Irvine
Agave	2013	96	—	34	96	—	$525,000 - 615,000
Lyon Branches (7)	2013	48	21	9	27	21	$1,015,000 - 1,240,000
Willow Bend	2013	58	11	20	47	11	$1,140,000 - 1,305,000
Lyon Whistler (7)	2013	83	—	1	83	—	$865,000 - 930,000
Rancho Mission Viejo
Lyon Cabanas	2013	97	—	19	97	—	$338,000 - 460,000
Lyon Villas	2013	96	—	23	96	—	$406,000 - 473,000
Los Angeles County:
Hawthorne
360 South Bay (8):

The Flats	2010	188	117	23	71	38	$392,000 - 572,000
The Courts	2010	118	118	—	—	6		(11)
The Rows	2012	94	40	14	54	28	$538,000 - 710,000
The Lofts	2013	9	6	1	3	6	$440,000 - 590,000
The Gardens	2013	12	11	—	1	11	$565,000 - 730,000
The Townes	2013	96	—	18	96	—	$580,000 - 690,000
The Terraces	2013	93	—	2	93	—	$690,000 - 810,000
Azusa
Rosedale
Gardenia	2011	81	81	—	—	33		(11)
Sage Court	2011	64	64	—	—	3		(11)
San Diego County:
Escondido
Contempo	2013	84	7	14	77	7	$271,000 - 316,000
San Diego
Atrium	2013	80	—	—	80	—	$350,000 - 440,000
Riverside County:
Riverside
Bridle Creek	2015	10	—	—	10	—	$480,000 - 520,000
Lexington Heights	2015	90	—	—	90	—
San Bernardino County:
Yucaipa
Vista Bella/Redcort	2013	165	—	—	165	—	$240,000 - 265,000
		1,662	476	178	1,186	164
SOUTHERN CALIFORNIA TOTAL
NORTHERN CALIFORNIA
Alameda County
Newark
Gateway Station	2015	547	—	—	547	—	$495,000 - 788,000
Contra Costa County:
Pittsburgh
Vista Del Mar
Villages	2007	52	—	16	52	—	$354,000 - 386,000
Villages (7)	2007	50	50	—	—	—	$354,000 - 386,000
Vineyard II	2012	131	54	11	28	49	$488,000 - 505,000
Brentwood
Palmilla
El Sol (7)	2014	49	—	—	49	—	$250,000 - 329,000
Cielo (7)	2014	56	—	—	56	—	$250,000 - 405,000
Antioch
Oak Crest	2013	130	—	4	130	—	$355,000 - 410,000
San Joaquin County:
Lathrop
The Ranch @ Mossdale Landing	2010	168	161	3	7	50	$303,000 - 353,000
NORTHERN CALIFORNIA TOTAL		1,183	265	34	869	99

Project (County or City)	Year of First Delivery	Estimated Number of Homes at Completion (1)	Cumulative Homes Closed as of September 30, 2013 (2)	Backlog at September 30, 2013 (3) (4)	Lots Owned as of September 30, 2013 (5)	Homes Closed for the Period Ended September 30, 2013	Sales Price Range (6)

ARIZONA
Maricopa County:
Queen Creek
Hastings Farm
Villas	2012	337	194	53	143	142	$166,000 - 206,000
Manor	2012	141	115	16	26	83	$239,000 - 293,000
Estates	2012	153	56	31	97	50	$293,000 - 360,000
Church
Farms North	2015	2,310	—	—	2,310	—	$179,000 - 348,000
Mesa
Lehi Crossing
Settlers Landing	2012	235	37	8	198	33	$219,000 - 262,000
Wagon Trail	2013	244	24	17	220	24	$234,000 - 292,000
Monument Ridge	2013	248	12	2	236	12	$256,000 - 333,000
Land (9)	N/A	101	—	—	101	—	N/A
Peoria
Agua Fria	2012	263	2	—	261	2	$164,000 - 198,000
Surprise
Rancho Mercado	2017	1,865	—	—	1,865	—	$164,000 - 407,000
Gilbert
Lyon’s Gate
Land (9)	N/A	196	—	—	196	—	N/A
ARIZONA TOTAL		6,093	440	127	5,653	346
NEVADA
Clark County:
North Las Vegas
Serenity Ridge	2013	128	23	26	85	23	$462,000 - 542,000
Tularosa at Mountain’s Edge	2011	140	117	20	23	57	$227,000 - 269,000
Las Vegas
Flagstone
Crossings	2011	77	77	—	—	30	$310,000 - 340,000
West Park
Villas	2006	191	165	24	26	58	$207,000 - 238,000
Courtyards	2006	113	113	—	—	21		(11)
Mesa Canyon	2013	49	3	13	46	3	$290,000 - 310,000
Tierra Este	2013	116	—	3	116	—	$217,000 - 242,000

Lyon Estates	2013	129	—	5	129	—	$470,000 - 525,000
Rhapsody	2014	63	—	—	63	—	$224,000 - 252,000
The Fields at Aliente	2011	60	60	—	—	4		(11)
Sterling Ridge 65’ Lots	2014	137	—	—	4	—	$627-000 -672,000
Sterling Ridge 75’ Lots	2014	62	—	—	3	—	$715-000 -783,000
Tuscan Cliffs	2014	77	—	—	77	—	$626,000 - 672,000
Nye County:
Pahrump
Mountain Falls
Series I	2011	211	62	6	149	21	$135,000 - 164,000
Series II	2014	218	—	—	218	—	$183,000 - 211,000
Land (9)	N/A	—	—	—	1,925	—	N/A
NEVADA TOTAL		1,771	620	97	2,864	217

Project (County or City)	Year of First Delivery	Estimated Number of Homes at Completion (1)		Cumulative Homes Closed as of September 30, 2013 (2)	Backlog at September 30, 2013 (3) (4)	Lots Owned as of September 30, 2013 (5)	Homes Closed for the Period Ended September 30, 2013	Sales Price Range (6)
COLORADO (10)
Douglas County
Castle Rock
Watercolor at The Meadows	2012	31		24	7	7	23	$295,000 - 372,000
Cliffside	2014	49		—	3	49	—	$402,000 - 495,000
Parker
Idyllwilde	2012	42		33	2	9	28	$308,000 - 416,000
Grand County
Granby Ranch	2012	54		13	3	41	12	$417,000 - 467,000
Jefferson County
Arvada
Villages of Five Parks	2012	49		45	4	4	40	$350,000 - 390,000
Candelas	2014	66		—	3	22	—	$359,000 - 403,000
Leyden Rock - Garden	2014	56		—	—	56	—	$334,00 - 360,000
Leyden Rock - Park	2014	78		—	—	78	—	$336,000 - 377,000
Larimer County
Fort Collins
Observatory Village	2012	50		41	9	9	40	$300,000 - 354,000
Timnath Ranch — Sonnet	2014	179		—	—	179	—	$342,000 - 372,000
Timnath Ranch — Park	2014	92		—	—	92	—	$289,000 - 328,000
COLORADO TOTAL		746		156	31	546	143
GRAND TOTALS		11,287	1,957	1,601	467	11,118	969

(1)	The estimated number of homes to be built at completion is subject to change, and there can be no assurance that the Company will build these homes.

(2)	“Cumulative Homes Closed” represents homes closed since the project opened, and may include prior years, in addition to the homes closed during the current year presented.

(3)	Backlog consists of homes sold under sales contracts that have not yet closed, and there can be no assurance that closings of sold homes will occur.

(4)	Of the total homes subject to pending sales contracts as of September 30, 2013, 424 represent homes completed or under construction.

(5)	Lots owned as of September 30, 2013 include lots in backlog at September 30, 2013.

(6)	Sales price range reflects the most recent pricing updates of the base price only and excludes any lot premium, buyer incentive and buyer selected options, which vary from project to project.

(7)	Project is a joint venture and is consolidated as a VIE in accordance with ASC 810, Consolidation.

(8)
All or a portion of the lots in this project are not owned as of September 30, 2013. The Company consolidated the purchase price of the lots in accordance with certain accounting rules, and considers the lots owned at December 31, 2012.

(9)
Represents a parcel of land held for future development. It is unknown when the Company plans to develop homes on this land, thus the “year of first delivery” and “sales price range” are not applicable.

(10)
Colorado division was acquired on December 7, 2012, as part of the Village Homes Acquisition. Estimated number of homes at completion is the number of homes to be built post-acquisition. Cumulative homes closed are from acquisition date through September 30, 2013.

(11)	Project is completely sold out, therefore the sales price range is not applicable as of September 30, 2013.

Income Taxes
See Note 8 of “Notes to Condensed Consolidated Financial Statements” for a description of the Company’s income taxes.
Related Party Transactions
See Note 7 of “Notes to Condensed Consolidated Financial Statements” for a description of the Company’s transactions with related parties.
Critical Accounting Policies
The Company’s financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and costs and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those which impact its most critical accounting policies. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, the Company’s most critical accounting policies are debtor in possession accounting; fresh start accounting; real estate inventories and cost of sales; impairment of real estate inventories; sales and profit recognition; and variable interest entities. Management believes that there have been no significant changes to the Company’s critical accounting policies during the nine months ended September 30, 2013, as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Annual Report on Form 10-K for the year ended December 31, 2012.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
The Company’s exposure to market risk for changes in interest rates relates to the Company’s floating rate debt with a total outstanding balance at September 30, 2013 of $19.2 million where the interest rate is variable based upon certain bank reference or prime rates. The average prime rate during the three months ended September 30, 2013 was 3.25%. If variable interest rates were to increase by 10%, there would be no impact on the Company’s condensed consolidated financial statements because the outstanding debt has an interest rate floor of 4.0% to 5.0%.
The following table presents principal cash flows by scheduled maturity, interest rates and the estimated fair value of our long-term fixed rate debt obligations as of September 30, 2013 (dollars in thousands):

	Years ending December 31,					Thereafter	Total	Fair Value at September 30, 2013
	2013	2014	2015	2016	2017
Fixed rate debt	$—	$1,762	$14,476	$—	$—	$325,000	$341,238	$359,113
Interest rate	—	3.0%	7.0%	—	—	8.5%	—	—
The Company does not utilize swaps, forward or option contracts on interest rates, foreign currencies or commodities, or other types of derivative financial instruments as of or during the nine months ended September 30, 2013. The Company does not enter into or hold derivatives for trading or speculative purposes.

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
Evaluation of Disclosure Controls and Procedures. We carried out an evaluation as of September 30, 2013, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of September 30, 2013, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting. Our management determined that as of September 30, 2013, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Investing in our securities is subject to a number of risks and uncertainties. You should carefully consider the risk factors described below, which amend and restate in their entirety the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012 and our Quarterly Reports on Form 10-Q for the quarters ended March 30, 2013 and June 30, 2013. Additional risks that we currently believe are immaterial may also impair our business operations. Our business, results of operations, financial condition, cash flows and future prospects and the trading price of our securities could be harmed as a result of any of these risks, and investors may lose all or part of their investment. As used herein, unless the context requires otherwise, the terms “we,” “our” and “us” refer to William Lyon Homes, a Delaware corporation. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2012, including our financial statements and related notes, and our other filings made from time to time with the SEC.
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
In addition, a prolonged economic downturn in one or more of these areas, particularly within California, could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations, and a disproportionately greater impact on us than other homebuilders with more diversified operations. The Company generates a significant portion of its revenue and a significant amount of its profits from, and holds approximately one-half of the dollar value of its real estate inventory in, California. During the downturn from 2008 to 2010, land values, the demand for new homes and home prices have declined substantially in California, negatively impacting the Company’s profitability and financial position. In addition, the state of California is experiencing severe budget shortfalls and may raise taxes and increase fees to offset the deficit. There can be no assurance that the profitability and financial position of the Company will not be further impacted if the challenging conditions in California continue or worsen.
Increases in the Company’s cancellation rate could have a negative impact on the Company’s home sales revenue and home building gross margins.
During the years ended December 31, 2012, 2011 and 2010, the Company experienced cancellation rates of 14%, 18% and 19%, respectively. In the three and nine months ended September 30, 2013, the Company experienced a cancellation rate of 14% and 15%, respectively, compared to 18% and 14% during the same periods in 2012, respectively. Cancellations negatively impact the number of closed homes, net new home orders, home sales revenue and the Company’s results of operations, as well as the number of homes in backlog. Home order cancellations can result from a number of factors, including declines or slow appreciation in the market value of homes, increases in the supply of homes available to be purchased, increased competition, higher mortgage interest rates, homebuyers’ inability to sell their existing homes, homebuyers’ inability to obtain suitable financing, including providing sufficient down payments, and adverse changes in economic conditions. Many of these factors are beyond the Company’s control. Increased levels of home order cancellations would have a negative impact on the Company’s home sales revenue and financial and operating results.
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
On February 24, 2012, the Company adopted fresh start accounting under ASC 852, and recorded all real estate inventories at fair value. Subsequent to February 24, 2012 and throughout each quarter of 2012 and the first three quarters of 2013, there were no indicators of impairment, as sales prices and sales absorption rates have improved. For the year ended December 31, 2012 and the three and nine months ended September 30, 2013, there were no impairment charges recorded.
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
The Company is highly leveraged. At September 30, 2013, the total outstanding principal amount of our debt was $360.5 million. We also entered into a new $100 million credit facility in August 2013, with no amounts outstanding as of November 12, 2013, and issued an additional $100.0 million in aggregate principal amount of its 8.5% senior notes due 2020 pursuant to an existing indenture in October 2013. The Company’s high level of indebtedness could have detrimental consequences, including the following:

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
Any sales of a substantial number of shares of our common stock in the public market, or the perception that such sales might occur, may cause the market price for our Class A Common Stock to decline. We have 27,626,840 shares of Class A Common Stock and 3,813,884 shares of Class B Common Stock outstanding, excluding 576,643 shares of Class A Common Stock issuable upon the exercise of outstanding stock options and 1,907,550 shares of Class B Common Stock issuable upon the exercise of a warrant held by the holders of our Class B Common Stock. All of these shares, other than the shares of Class B Common Stock held by William H. Lyon through his management of Lyon Shareholder 2012, LLC, and certain shares of Class A Common Stock held by our directors and officers and other “affiliates”, as defined in Rule 144 of the Securities Act, or Rule 144, are freely tradable without restriction under the Securities Act. All outstanding shares of Class B Common Stock and shares of Class A Common Stock held by our directors, officers and other affiliates are restricted securities under the Securities Act, and may not be sold in the public market unless the sale is registered under the Securities Act or an exemption from registration is available, subject to the restrictions imposed by the lock-up agreements referenced below. We may issue equity securities in the future for a number of reasons, including to finance our operations and business strategy, to adjust our ratio of debt to equity, to satisfy our obligations upon exercise of outstanding options or for other reasons. Any such future issuances of our common stock or convertible or other equity-linked securities will dilute the ownership interest of the holders of our Class A Common Stock. We cannot predict the size of future issuances of our common stock or other equity-related securities or the effect, if any, that they may have on the market price of our Class A Common Stock.

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
In the future, we may attempt to increase our capital resources by making offerings of debt securities or additional offerings of equity securities. Upon bankruptcy or liquidation, holders of our debt securities and shares of preferred stock, if any, and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both. Our preferred stock, if issued, could have a preference on liquidating distributions or a preference on dividend payments or both that could limit our ability to make a dividend distribution to the holders of our common stock. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control. As a result, we cannot predict or estimate the amount, timing or nature of our future offerings, and purchasers of our common stock in this offering bear the risk of our future offerings reducing the market price of our common stock and diluting their ownership interest in our company.
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
In connection with our emergence from Chapter 11 bankruptcy proceedings, we were able to retain the tax basis in our assets as well as a portion of our U.S. net operating loss and tax credit carryforwards, or the Tax Attributes. Sections 382 and

383 of the Internal Revenue Code of 1986, as amended, or the Code, provide an annual limitation with respect to the ability of a corporation to utilize its Tax Attributes against future U.S. taxable income in the event of a change in ownership. Implementation of the Plan upon our emergence from Chapter 11 bankruptcy proceedings triggered a change in ownership for purposes of Section 382 and our annual Section 382 limitation is $3.6 million. As a result, our future U.S. taxable income may not be fully offset by the Tax Attributes if such income exceeds our annual limitation, and we may incur a tax liability with respect to such income. In addition, subsequent changes in ownership for purposes of the Code could further diminish our ability to utilize Tax Attributes. Further, under a provision of the federal tax code finalized in July 2013, the Company employed a tax strategy in its 2012 federal tax return to utilize its federal NOLs by electing to accelerate the recognition of a deferred gain, resulting in positive taxable income and a tax liability for the 2012 tax year. This additional liability and tax provision of approximately $1.2 million was recognized during the three months ended September 30, 2013, with the filing of the 2012 tax return. Our tax attributes are reflected as a deferred tax asset for financial statement purposes, against which we have currently recorded a full valuation allowance.
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
Use of Proceeds
On May 21, 2013, the Company completed its initial public offering of 10,005,000 shares of Class A Common Stock, which consisted of 7,177,500 shares sold by the Company and 2,827,500 shares sold by a selling stockholder. The offering was made pursuant to a Registration Statement on Form S-1, as amended (File No. 333-187819), which was declared effective by the Securities and Exchange Commission (the "SEC") on May 15, 2013. The 10,005,000 shares in the offering were sold at a price to the public of $25.00 per share. The Company raised total net proceeds of approximately $163.8 million in the offering, after deducting the underwriting discount and estimated offering expenses. The Company did not receive any proceeds from the sale of shares by the selling stockholder. We have used a significant amount of the proceeds as of the filing of this Quarterly Report on Form 10-Q, as evidenced in part by the increase of approximately $133.4 million in real estate inventories owned as of September 30, 2013 compared to the amount of real estate inventories owned as of June 30, 2013. Such use of proceeds has been consistent with the planned use of proceeds as described in the final prospectus filed with the SEC pursuant to Rule 424(b) and dated May 15, 2013, and there has been no change in the planned use of the remaining net proceeds. The amounts and timing of the further expenditures will vary depending on the amount of cash generated by our operations and the rate of growth of our business, among other potential factors.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosure
Not applicable.

Item 5.	Other Information
Not applicable.

Item 6.	Exhibits
Exhibit Index

Exhibit No.	Description

4.1
First Supplemental Indenture, dated as of August 15, 2013, among William Lyon Homes, Inc., NVH Development, LLC, NVH Parent, LLC, NVH INV, LLC, NVH WIP LLLP and NVHDEV-GP, Inc., and U.S. Bank National Bank Association, as trustee.

10.1
Credit Agreement among William Lyon Homes, Inc., as Borrower, William Lyon Homes, as Parent, The Lenders from time to time party thereto, and Credit Suisse AG, as Administrative Agent, dated as of August 7, 2013.

10.2†
Amendment No. 2 to the William Lyon Homes 2012 Equity Incentive Plan (incorporated by reference to Exhibit 99.3 of the Company's Form S-8 Registration Statement filed August 12, 2013 (File No. 333-190571)).

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

WILLIAM LYON HOMES,
a Delaware corporation

Date: November 12, 2013	By:	/S/ COLIN T. SEVERN
Colin T. Severn
Vice President, Chief Financial Officer (Principal Accounting Officer and Duly Authorized Signatory)

Exhibit Index

Exhibit No.	Description

4.1
First Supplemental Indenture, dated as of August 15, 2013, among William Lyon Homes, Inc., NVH Development, LLC, NVH Parent, LLC, NVH INV, LLC, NVH WIP LLLP and NVHDEV-GP, Inc., and U.S. Bank National Bank Association, as trustee.

10.1
Credit Agreement among William Lyon Homes, Inc., as Borrower, William Lyon Homes, as Parent, The Lenders from time to time party thereto, and Credit Suisse AG, as Administrative Agent, dated as of August 7, 2013.

10.2†
Amendment No. 2 to the William Lyon Homes 2012 Equity Incentive Plan (incorporated by reference to Exhibit 99.3 of the Company's Form S-8 Registration Statement filed August 12, 2013 (File No. 333-190571)).

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