Form 10-K
period 2013-12-31
WILLIAM LYON HOMES
filed 2014-03-21
CIK 1095996

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 28, 2013, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $387 million based on the closing sale price as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at March 17, 2014
Common stock, Class A, par value $0.01	27,348,394
Common stock, Class B, par value $0.01	3,813,844
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐
DOCUMENTS INCORPORATED BY REFERENCE
None

WILLIAM LYON HOMES

i

NOTE ABOUT FORWARD-LOOKING STATEMENTS
Investors are cautioned that certain statements contained in this Annual Report on Form 10-K, as well as some statements by the Company in periodic press releases and information included in oral statements or other written statements by the Company are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21 of the Securities Exchange Act of 1934, as amended. Statements which are predictive in nature, which depend upon or refer to future events or conditions, or which include words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “estimates”, “hopes”, and similar expressions constitute forward-looking statements. Such statements may include, but are not limited to, information related to: anticipated operating results; home deliveries; financial resources and condition; changes in revenues; changes in profitability; changes in margins; changes in accounting treatment; cost of revenues; selling, general and administrative expenses; interest expense; inventory write-downs; unrecognized tax benefits; anticipated tax refunds; sales paces and prices; effects of home buyer cancellations; growth and expansion; joint ventures in which we are involved; the ability to acquire land and pursue real estate opportunities; the ability to gain approvals and open new communities; the ability to sell homes and properties; the ability to deliver homes from backlog; the ability to secure materials and subcontractors; the ability to produce the liquidity and capital necessary to expand and take advantage of opportunities; and legal proceedings and claims. Forward-looking statements are based upon expectations and projections about future events and are subject to assumptions, risks and uncertainties about, among other things, the Company, economic and market factors and the homebuilding industry.
Actual events and results may differ materially from those expressed or forecasted in the forward-looking statements due to a number of factors. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include, but are not limited to, worsening in general economic conditions either nationally or in regions in which we operate, worsening in markets for residential housing, decline in real estate values resulting in further impairment of our real estate assets, volatility in the banking industry and credit markets, terrorism or other hostilities involving the United States, whether an ownership change occurred that could, under certain circumstances, have resulted in the limitation of our ability to offset prior years’ taxable income with net operating losses, changes in mortgage and other interest rates, changes in generally accepted accounting principles or interpretations of those principles, changes in prices of homebuilding materials, the availability of labor and homebuilding materials, adverse weather conditions, the occurrence of events such as landslides, soil subsidence and earthquakes that are uninsurable, not economically insurable or not subject to effective indemnification agreements, changes in governmental laws and regulations, inability to comply with financial and other covenants under our debt instruments, whether we are able to refinance the outstanding balances of our debt obligations at their maturity, anticipated tax refunds, limitations on our ability to utilize our tax attributes, limitations on our ability to reverse any remaining portion of our valuation allowance with respect to our deferred tax assets, the timing of receipt of regulatory approvals and the opening of projects, the impact of construction defect, product liability and home warranty claims, including the adequacy of self-insurance accruals, and the applicability and sufficiency of our insurance coverage, and the availability and cost of land for future development. These and other risks and uncertainties are more fully described in Item 1A. “Risk Factors,” as well as those factors or conditions described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” in each case in our annual report on Form 10-K for the year ended December 31, 2012 and in subsequent filings with the SEC incorporated by reference in this prospectus. Our past performance or past or present economic conditions in our housing markets are not indicative of future performance or conditions. Investors are urged not to place undue reliance on forward-looking statements. In addition, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to projections over time unless required by federal securities laws.

PART I

Item 1.	Business
Overview
William Lyon Homes, a Delaware Corporation, which we refer to herein as "Parent" and together with its subsidiaries, the "Company", is one of the largest Western regional homebuilders, and is primarily engaged in the design, construction and sale of single family detached and attached homes in California, Arizona, Nevada, and Colorado (under the Village Homes brand). Since the founding of the Company’s predecessor in 1956, the Company and its joint ventures have sold over 76,000 homes.
The Company conducts its homebuilding operations through five reportable operating segments (Southern California, Northern California, Arizona, Nevada, and Colorado). For the year ended December 31, 2013, approximately 33% of the home closings of the Company and its joint ventures were derived from its California operations. For the year ended December 31, 2013 the Company had revenues from home sales of $521.3 million and delivered 1,360 homes. For the year ended December 31, 2012, which includes the “Predecessor” entity from January 1, 2012 through February 24, 2012, and the “Successor” entity from February 25, 2012 through December 31, 2012, or the 2012 Period, on a consolidated basis, which includes results from all five reportable operating segments, 45% of home closings were derived from our California operations. In the 2012 Period, the Company had revenues from home sales of $261.3 million and delivered 950 homes.
The Company acquired Village Homes of Denver, Colorado, on December 7, 2012, which marked the beginning of the Colorado segment. Financial data included herein as of December 31, 2012, and for the period from February 25, 2012 through December 31, 2012, includes operations of the Colorado segment from December 7, 2012 (date of acquisition) through December 31, 2012.
The Company designs, constructs and sells a wide range of homes designed to meet the specific needs of each of its markets, although it primarily emphasizes sales to the entry-level and first time move-up home buyer markets. As of December 31, 2013, the Company marketed its homes through 32 sales locations. In 2013, the average sales price for consolidated homes delivered was $383,300. Base sales prices for actively selling projects in 2013, including affordable projects, ranged from $140,000 to $1,315,000.
The Company had total operating revenues of $572.5 million, $398.3 million, and $226.8 million for the years ended December 31, 2013, 2012, and 2011, respectively. Homes closed by the Company, including its joint ventures, were 1,360, 950, and 614 for the years ended December 31, 2013, 2012, and 2011, respectively. The Company’s dollar amount of backlog of homes sold but not closed as of December 31, 2013 was $199.5 million, a 73% increase compared to $115.4 million as of December 31, 2012, which was a 294% increase from the $29.3 million as of December 31, 2011. The cancellation rate of buyers who contracted to buy a home but did not close escrow was approximately 17% during the year ended December 31, 2013 and 14% during the year ended December 31, 2012.
During the year ended December 31, 2013, certain of the Company’s markets improved significantly in sales absorption rates and new home orders per average sales location.

•
In Southern California, net new home orders per average sales location increased 57% to 65.9 during the year ended December 31, 2013 from 41.8 for the same period in 2012. The cancellation rate in Southern California decreased to 9% during the year ended December 31, 2013 compared to 15% during the year ended December 31, 2012.

•
In Northern California, net new home orders per average sales location increased 9% to 68.0 during the year ended December 31, 2013 from 62.7 for the same period in 2012. In Northern California, the cancellation rate remained constant at 23% during the years ended December 31, 2013 and 2012.

•
In Arizona, net new home orders per average sales location decreased to 56.5 during the year ended December 31, 2013 from 138.3 for the same period in 2012. In Arizona, the cancellation rate increased to 19% during the year ended December 31, 2013 compared to 10% during the year ended December 31, 2012.

•
In Nevada, net new home orders per average sales location increased to 45.2 during the year ended December 31, 2013 from 44.7 during the same period in 2012. In Nevada, the cancellation rate increased to 20% during the year ended December 31, 2013 from 14% during the year ended December 31, 2012.

•
In Colorado, there were 115 net new home orders during the year ended December 31, 2013, compared to nine net new home orders during the period from December 7, 2012 through December 31, 2012. During the year ended December 31, 2013, Colorado averaged four sales locations, resulting in 28.8 net new homes orders per average sales location. Colorado had five sales locations during the period from December 7, 2012 (date of acquisition) through December 31, 2012. In Colorado, the cancellation rate was 20% during the year ended December 31, 2013 and 10% during the period from December 7, 2012 through December 31, 2012.
Initial Public Offering
On May 21, 2013, the Company completed its initial public offering of 10,005,000 shares of Class A Common Stock, which consisted of 7,177,500 shares sold by the Company and 2,827,500 shares sold by the selling stockholder. The 10,005,000 shares in the offering were sold at a price to the public of $25.00 per share. The Company raised total net proceeds of approximately $163.7 million in the offering, after deducting the underwriting discount and offering expenses. The Company did not receive any proceeds from the sale of shares by the selling stockholder.
The Company’s authorized capital stock consists of 190,000,000 shares, 150,000,000 of which are designated as Class A Common Stock with a par value of $0.01 per share, or the Class A Common Stock, 30,000,000 of which are designated as Class B Common Stock with a par value of $0.01 per share, or the Class B Common Stock, and 10,000,000 of which are designated as preferred stock with a par value of $0.01 per share.
In connection with the initial public offering, Parent completed a common stock recapitalization, or the Common Stock Recapitalization, which included a 1-for-8.25 reverse stock split of its Class A Common Stock, or the Class A Reverse Split, the conversion of all the outstanding shares of Parent’s Class C Common Stock, par value $0.01 per share, or the Class C Common Stock, Class D Common Stock, par value $0.01 per share, or the Class D Common Stock, and Convertible Preferred Stock, par value $0.01 per share, or the Convertible Preferred Stock, into Class A Common Stock on a one-for-one basis and as automatically adjusted for the Class A Reverse Split, and a 1-for-8.25 reverse stock split of its Class B Common Stock. The effect of the reverse stock split is retroactively applied to the Consolidated Balance Sheet as of December 31, 2012, the Consolidated Statements of Operations for the period from February 25, 2012 through December 31, 2012, and the Consolidated Statements of Equity (Deficit), presented herein. Unless otherwise specified, all other information presented in this Annual Report on Form 10-K gives effect to the Common Stock Recapitalization. Upon completion of the initial public offering, Parent had 27,146,036 shares of Class A Common Stock outstanding, excluding shares issuable upon exercise of outstanding stock options and restricted shares that have been granted but were unvested, and 3,813,884 shares of Class B Common Stock outstanding, excluding shares underlying a warrant to purchase 1,907,550 additional shares of Class B Common Stock. The warrant was amended in May 2013 to extend the term from five years to ten years, and the warrant will now expire on February 24, 2022. The change to the warrant had no corresponding impact on the financial statements.
Chapter 11 Reorganization
On December 19, 2011, Parent and certain of its direct and indirect wholly-owned subsidiaries filed voluntary petitions, or the Chapter 11 Petitions, in the U.S. Bankruptcy Court for the District of Delaware, or the Bankruptcy Court, to seek approval of the Prepackaged Joint Plan of Reorganization, or the Plan, of Parent and certain of its subsidiaries. The Chapter 11 Petitions were jointly administered under the caption In re William Lyon Homes, et al., Case No. 11-14019, or the Chapter 11 Cases. The sole purpose of the Chapter 11 Cases was to restructure the debt obligations and strengthen the balance sheet of Parent and certain of its subsidiaries.
On February 10, 2012, the Bankruptcy Court confirmed the Plan. On February 25, 2012, Parent and its subsidiaries consummated the principal transactions contemplated by the Plan, including:

•
the issuance of 5,429,485 shares of Parent’s new Class A Common Stock, $0.01 par value per share, or Class A Common Stock, and $75 million aggregate principal amount of 12% Senior Subordinated Secured Notes due 2017, or the Notes, issued by Parent’s wholly-owned subsidiary, William Lyon Homes, Inc., or California Lyon, in exchange for the claims held by the holders of an aggregate outstanding amount of $299.1 million of the formerly outstanding notes of California Lyon (neither Parent nor California Lyon received any net proceeds from the issuance of the Notes);

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

•	the issuance, in exchange for cash and land deposits of $25 million, of 3,813,884 shares of Parent’s new Class B Common Stock, and a warrant to purchase 1,907,551 shares of Class B Common Stock;

•
the issuance of 7,858,404 shares of Parent’s new Convertible Preferred Stock, and 1,571,681 shares of Parent’s new Class C Common Stock, $0.01 par value per share, or Class C Common Stock, in exchange for aggregate cash consideration of $60 million; and

•
the issuance of an additional 381,091 shares of Class C Common Stock to Luxor Capital Group LP, or Luxor, as a transaction fee in consideration for providing the backstop commitment of the offering of shares of Class C shares and shares of Convertible Preferred Stock in connection with the Plan.

Principal Holders of Debt and Equity Issued In Connection with the Plan
Immediately prior to the consummation of the Plan, Luxor held $135.8 million in aggregate principal amount of California Lyon’s formerly outstanding prepetition notes, or the Prepetition Notes. In connection with the consummation of the principal transactions contemplated by the Plan, entities affiliated with Luxor acquired (i) 2,597,228 shares of Parent’s Class A Common Stock (47.8% of the then outstanding Class A Common Stock) and $35.9 million in aggregate principal amount of the Notes issued in connection with the Plan in exchange for the Prepetition Notes held by Luxor, (ii) 1,491,132 shares of Parent’s Class C Common Stock (76.4% of the then outstanding Class C Common Stock) for approximately $9.5 million in cash consideration, and (iii) 7,455,661 shares of Parent’s Convertible Preferred Stock (94.9% of the then outstanding Convertible Preferred Stock) for aggregate cash consideration of approximately $47.4 million. Luxor received an additional 3,144,000 shares of Parent’s Class C Common Stock (19.5% of the then outstanding Class C Common Stock) as a transaction fee in consideration for providing the backstop commitment of the offering of shares of Class C Common Stock and shares of Convertible Preferred Stock in connection with the Plan. As of March 17, 2014, Luxor holds approximately 18.3% of the total voting power of Parent’s outstanding capital stock.
Immediately prior to the consummation of the Plan, General William Lyon and William H. Lyon, or the Lyons, collectively held 100% of Parent’s then outstanding capital stock and The William Harwell Lyon Separate Property Trust, or the Lyon Trust, of which William H. Lyon is the trustee, separately held approximately $153,000 in aggregate principal amount of the Prepetition Notes. In connection with the recapitalization of Parent upon consummation of the Plan, Lyon Shareholder 2012, LLC, or Lyon LLC, which is now managed by William H. Lyon and held for the benefit of William H. Lyon, acquired 3,813,884 shares of Class B Common Stock (100% of Parent’s outstanding Class B Common Stock) and a warrant to purchase an additional 1,907,550 shares of Class B Common Stock for aggregate cash consideration of $25 million. The Lyon Trust separately acquired 2,933 shares of Parent’s Class A Common Stock (less than 1% of the then outstanding Class A Common Stock) and $40,000 in aggregate principal amount of the Notes issued in connection with the Plan in exchange for the Prepetition Notes held by the Lyon Trust. Lyon LLC’s Class B Common Stock holdings, assuming exercise in full of the warrant, and the Class A Common Stock holdings of the Lyon Trust and William H. Lyon collectively provide such holders with 50.8% of the total voting power of the Company’s outstanding capital stock as of March 17, 2014. Throughout the reorganization process, General William Lyon served as the Company’s Chief Executive Officer and chairman of its board of directors and William H. Lyon served as the Company’s President and Chief Operating Officer and a member of its board of directors. General William Lyon currently serves as the Company's Executive Chairman and chairman of its board of directors and William H. Lyon currently serves as the Company's Chief Executive Officer and a member of its board of directors.
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
The Company’s principal executive offices are located at 4695 MacArthur Court, 8th Floor, Newport Beach, California 92660 and its telephone number is (949) 833-3600. The Company was incorporated in the State of Delaware on July 15, 1999.

The Company’s Markets
The Company is currently operating in five reportable operating segments: Southern California, Northern California, Arizona, Nevada, and Colorado. Each of the segments has responsibility for the management of the Company’s homebuilding and development operations within its geographic boundaries.

The following table sets forth homebuilding revenue from each of the Company’s homebuilding segments for the year ended December 31, 2013, the period from February 25, 2012 through December 31, 2012, the period from January 1, 2012 through February 24, 2012, and the year ended December 31, 2011 (in thousands):

	Successor (1)		Predecessor (1)
	Year Ended December 31,	Period From February 25, through December 31, 2012	Period From January 1, through February 24, 2012	Year Ended December 31,
	2013			2011
Southern California (2)	$214,559	$99,671	$5,640	$110,969
Northern California (3)	47,930	54,207	4,250	54,141
Arizona (4)	110,397	47,989	4,316	20,074
Nevada (5)	78,148	37,307	2,481	21,871
Colorado (6)	70,276	5,436	—	—
	$521,310	$244,610	$16,687	$207,055

(1)
Successor refers to William Lyon Homes and its consolidated subsidiaries on and after February 25, 2012, or the Emergence Date, after giving effect to: (i) the cancellation of shares of our common stock issued prior to February 25, 2012; (ii) the issuance of shares of new common stock, and settlement of existing debt and other adjustments in accordance with the Plan; and (iii) the application of fresh start accounting. Predecessor refers to William Lyon Homes and its consolidated subsidiaries up to the Emergence Date. All of the required information related to each operating segment is reflected in Note 6 in the accompanying financial statements for the year ended December 31, 2013, the period from January 1 through February 24, 2012, period from February 25 through December 31, 2012, and the year ended December 31, 2011, respectively.

(2)
The Southern California Segment consists of operations in Orange, Los Angeles, and San Diego counties. The offices are located in a leased office building at 4695 MacArthur Court, 8th Floor, Newport Beach, California 92660. The operating segment is led by a California Region President.

(3)
The Northern California Segment consists of operations in Alameda, Contra Costa, and San Joaquin counties. The offices are located in a leased office building at 4000 Executive Parkway, Suite 250, San Ramon, CA 94583. The operating segment is led by a division president and a California Region President.

(4)
The Arizona Segment consists of operations in the Phoenix metropolitan area. The offices are located in a leased office building at 8840 E. Chaparral Road, Suite 200, Scottsdale, AZ 85250. The operating segment is led by a division president.

(5)
The Nevada Segment consists of operations in Clark and Nye counties. The offices are located in a leased office building at 500 Pilot Road, Suite G, Las Vegas, NV 89119. The operating segment is led by a division president.

(6)
The Colorado Segment consists of operations in Douglas, Grand, Jefferson, and Larimer counties. The offices are located in a leased office building at 8480, East Orchard Road, Suite 1000, Greenwood Village, CO 80111. The operating segment is led by a division president.

Strategy and Lot Position
The Company and its consolidated joint ventures owned approximately 10,901 lots and had options to purchase an additional 2,846 lots as of December 31, 2013. As used in this Annual Report on Form 10-K, “entitled” land has a development agreement and/or vesting tentative map, or a final recorded plat or map from the appropriate county or city government. Development agreements and vesting tentative maps generally provide for the right to develop the land in accordance with the provisions of the development agreement or vesting tentative map unless an issue arises concerning health, safety or general welfare. The Company’s sources of developed lots for its homebuilding operations are (1) purchase of smaller projects with shorter life cycles (merchant homebuilding) and (2) development of master-planned communities.
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
Land Acquisition and Development
The Company estimates that its current inventory of lots owned and controlled is sufficient to supply the vast majority of its projected future home closings for the next three years and a portion of future home closings for a multi-year period thereafter.
To manage the risks associated with land ownership and development, the Company has a Corporate Land Committee. Members are the Executive Chairman, CEO, President and COO (Chairman of the Land Committee), VP & CFO and SVP of Finance and Acquisition. As potential land acquisitions are being analyzed, the Corporate Land Committee must approve all purchases. The Company’s long-term strategy consists of the following elements:

•	completing due diligence prior to committing to acquire land;

•	reviewing the status of entitlements and other governmental processing to mitigate zoning and other development risk;

•	focusing on land as a component of a home’s cost structure, rather than on the land’s speculative value;

•	limiting land acquisition size to reduce investment levels in any one project where possible;

•	utilizing option, joint venture and other non-capital intensive structures to control land where feasible;

•	funding land acquisitions whenever possible with non-recourse seller financing;

•	employing centralized control of approval over all land transactions;

•	homebuilding operations in the western region of the United States, particularly in the Company’s long established markets of California, Arizona, Nevada and more recently, Colorado; and

•	diversifying with respect to markets and product types.

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
Homebuilding and Market Strategy
The Company currently has a wide variety of product lines which enables it to meet the specific needs of each of its markets. Although the Company emphasizes sales to the entry-level, first time move-up and second time move-up home markets, it believes that a diversified product strategy enables it to best serve a wide range of buyers and adapt quickly to a variety of market conditions. In order to reduce exposure to local market conditions, the Company’s sales locations are geographically dispersed.
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
Description of Projects and Communities Under Development
The Company’s homebuilding projects usually take two to five years to develop. The following table presents project information relating to each of the Company’s homebuilding operating segments as of December 31, 2013 and only includes projects with lots owned as of December 31, 2013, lots consolidated in accordance with certain accounting principles as of December 31, 2013 or homes closed for the year ended December 31, 2013. The following table includes certain information that is forward-looking or predictive in nature and is based on expectations and projections about future events. Such information is subject to a number of risks and uncertainties, and actual results may differ materially from those expressed or forecast in the table below. See "NOTE ABOUT FORWARD-LOOKING STATEMENTS" included in this Annual Report on Form 10-K.

Project (County or City)	Year of First Delivery	Estimated Number of Homes at Completion (1)	Cumulative Homes Closed as of December 31, 2013 (2)	Backlog at December 31, 2013 (3) (4)	Lots Owned as of December 31, 2013 (5)	Homes Closed for the Year Ended December 31, 2013	Sales Price Range (6)
SOUTHERN CALIFORNIA
Orange County:
Irvine
Agave	2013	96	15	26	81	15	$ 525,000 - 615,000
Lyon Branches (7)	2013	48	34	13	14	34	$ 1,035,000 - 1,200,000
Willow Bend	2013	58	33	18	25	33	$ 1,145,000 - 1,315,000
Lyon Whistler (7)	2013	83	6	17	77	6	$ 890,000 - 990,000
Orange
Covenant Hills	2015	14	—	—	14	—	$ 2,500,000 - 2,650,000
Rancho Mission Viejo
Lyon Cabanas	2013	97	16	14	81	16	$ 346,000 - 440,000
Lyon Villas	2013	96	13	24	83	13	$ 419,000 - 493,000
Los Angeles County:
Hawthorne
360 South Bay (8):
The Flats	2010	188	145	10	43	66	$ 399,000 - 579,000
The Courts	2010	118	118	—	—	6	(11)
The Rows	2012	94	53	7	41	41	$ 528,000 - 715,000
The Lofts	2013	9	7	1	2	7	$440,000
The Gardens	2013	12	12	—	—	12	(11)
The Townes	2013	96	16	10	80	16	$ 585,000 - 695,000
The Terraces	2014	93	—	6	93	—	$ 700,000 - 830,000
Azusa
Rosedale:
Gardenia	2011	81	81	—	—	33	(11)
Sage Court	2011	64	64	—	—	3	(11)
San Diego County:
Escondido
Contempo	2013	84	23	11	61	23	$ 274,000 - 326,000
San Diego
Atrium	2014	80	—	12	80	—	$ 355,000 - 450,000
Riverside County:
Riverside
SkyRidge	2014	100	—	—	100	—	$ 500,000 - 542,000
San Bernardino County:
Yucaipa
Cedar Glen	2015	143	—	—	143	—	$ 274,000 - 285,000
SOUTHERN CALIFORNIA TOTAL		1,654	636	169	1,018	324

Project (County or City)	Year of First Delivery	Estimated Number of Homes at Completion (1)	Cumulative Homes Closed as of December 31, 2013 (2)	Backlog at December 31, 2013 (3) (4)	Lots Owned as of December 31, 2013 (5)	Homes Closed for the Year Ended December 31, 2013	Sales Price Range (6)
NORTHERN CALIFORNIA
Alameda County
Newark:
Villages I	2015	115	—	—	115	—	$ 500,000 - 588,000
Villages II	2015	138	—	—	138	—	$ 580,000 - 640,000

Villages III	2015	106	—	—	106	—	$ 635,000 - 670,000
Villages IV	2015	111	—	—	111	—	$ 680,000 - 720,000
Villages V	2015	77	—	—	77	—	$ 753,000 - 793,000
Contra Costa County:
Pittsburgh
Vista Del Mar:
Villages II	2013	52	7	16	45	7	$ 354,000 - 398,000
Vineyard II	2012	131	67	12	35	62	$ 468,000 - 492,000
Brentwood
Palmilla
El Sol (7)	2014	49	—	—	49	—	$ 320,000 - 340,000
Cielo (7)	2014	56	—	—	56		$ 365,000 - 435,000
Antioch
Oak Crest	2013	130	3	7	127	3	$ 355,000 - 410,000
San Joaquin County:
Lathrop
The Ranch @ Mossdale Landing	2010	168	166	2	2	55	$ 308,000 - 353,000
Tracy
Tracy School Site	2015	56	—	—	56	.	$ 425,000 - 510,000
NORTHERN CALIFORNIA TOTAL. . . . . . . . .		1,189	243	37	917	127

ARIZONA
Maricopa County:
Queen Creek
Hastings Farm
Villas	2012	337	234	20	103	182	$ 166,000 - 206,000
Manor	2012	141	131	4	10	99	$ 239,000 - 293,000
Estates	2012	153	81	16	72	75	$ 293,000 - 360,000
Meridian
Harvest	2015	448	—	—	448	—	$ 193,000 - 224,000
Homestead	2015	562	—	—	562	—	$ 229,000 - 279,000
Harmony	2015	505	—	—	505	—	$ 258,000 - 273,000
Horizons	2015	425	—	—	425	—	$ 304,000 - 334,000
Heritage	2015	370	—	—	370	—	$ 349,000 - 384,000

Project (County or City)	Year of First Delivery	Estimated Number of Homes at Completion (1)	Cumulative Homes Closed as of December 31, 2013 (2)	Backlog at December 31, 2013 (3) (4)	Lots Owned as of December 31, 2013 (5)	Homes Closed for the Year Ended December 31, 2013	Sales Price Range (6)
Mesa
Lehi Crossing
Settlers Landing	2012	235	43	12	192	39	$ 219,000 - 262,000
Wagon Trail	2013	244	38	7	206	38	$ 234,000 - 292,000
Monument Ridge	2013	248	13	4	235	13	$ 256,000 - 333,000
Peoria
Coldwater Ranch	2009	23	23	—	—	2	$ 145,000 - 210,000
Agua Fria	2015	197	—	—	197	—	$ 164,000 - 198,000
Surprise
Rancho Mercado
Cluster	2016	402	—	—	402	—	$ 164,000 - 176,000
45s	2016	457	—	—	457	—	$ 178,000 - 219,000
58s	2016	239	—	—	239	—	$ 216,000 - 284,000
63s	2017	182	—	—	182	—	$ 272,000 - 320,000
75s	2017	190	—	—	190	—	$ 359,000 - 407,000
Gilbert
Lyon’s Gate	2016	186	—	—	186	—	$ 209,000 - 219,000
ARIZONA TOTAL . . . . . . . . . . . . . . . . . . . . . . .		5,939	563	63	5,376	448

NEVADA
Clark County:
North Las Vegas
Tierra Este	2013	114	2	4	112	2	$ 205,000 - 230,000
Rhapsody	2014	63	—	6	63	—	$ 218,000 - 245,000
Las Vegas
Serenity Ridge	2013	108	36	14	72	36	$ 462,000 - 542,000
Tularosa at Mountain’s Edge .	2011	140	137	2	3	77	$ 227,000 - 269,000
Crossings	2011	77	77	—	—	30	(11)
West Park
Villas	2006	191	189	—	2	82	$ 207,000 - 238,000
Courtyards	2006	113	113	—	—	21	(11)
Mesa Canyon	2013	49	10	16	39	10	$ 290,000 - 310,000
Lyon Estates	2014	129	—	7	129	—	$ 470,000 - 525,000
The Fields at Aliente	2011	60	60	—	—	4	(11)
Sterling Ridge Grand	2014	137	—	7	27	—	$ 698,000 - 754,000
Sterling Ridge Premier	2014	62	—	13	20	—	$819,000 - 890,000
Tuscan Cliffs	2014	77	—	—	77	—	$ 718,000 - 768,000

Project (County or City)	Year of First Delivery	Estimated Number of Homes at Completion (1)	Cumulative Homes Closed as of December 31, 2013 (2)	Backlog at December 31, 2013 (3) (4)	Lots Owned as of December 31, 2013 (5)	Homes Closed for the Year Ended December 31, 2013	Sales Price Range (6)
Nye County:
Pahrump
Mountain Falls
Series I	2011	211	70	3	141	29	$ 140,000 - 169,000
Series II	2014	218	—	—	218	—	$ 216,000 - 299,000
Land (9)	N/A	—	—	—	1,925	—	N/A
NEVADA TOTAL . . . . . . . . . . . . . . . . .		1,749	694	72	2,828	291

COLORADO
Arapahoe County
Aurora Southshore
Hometown	2014	68	—	—	68	—
Generations	2014	64	—	—	64	—
Harmony	2014	52	—	—	52	—
Signature	2014	37	—	—	37	—
Douglas County
Castle Rock
Watercolor at The Meadows	2012	31	31	—	—	30	(11)
Cliffside	2014	49	—	6	49	—	$ 426,000 - 505,000
Parker
Idyllwilde	2012	42	38	2	4	33	$ 368,000 - 415,000
Grand County
Granby
Granby Ranch	2012	54	15	1	39	14	$ 417,000 - 511,000
Jefferson County
Arvada
Villages of Five Parks	2012	49	49	—	—	44	(11)
Candelas	2014	66	—	18	44	—	$ 365,000 - 416,000
Leydon Rock - Garden	2014	56	—	—	56	—	$ 334,000 - 360,000
Leydon Rock - Park	2014	78	—	—	78	—	$ 336,000 - 377,000
Larimer County
Fort Collins
Observatory Village	2012	50	50	—	—	49	(11)
Timnath Ranch - Sonnet	2014	179	—	—	179	—	$ 358,000 - 408,000
Timnath Ranch - Park	2014	92	—	—	92	—	$ 309,000 - 343,000
COLORADO TOTAL . .		967	183	27	762	170

GRAND TOTALS. . . . . . .		11,498	2,319	368	10,901	1,360

(1)	The estimated number of homes to be built at completion is subject to change, and there can be no assurance that the Company will build these homes.

(2)	“Cumulative Homes Closed” represents homes closed since the project opened, and may include prior years, in addition to the homes closed during the current year presented.

(3)	Backlog consists of homes sold under sales contracts that have not yet closed, and there can be no assurance that closings of sold homes will occur.

(4)	Of the total homes subject to pending sales contracts as of December 31, 2013, 308 represent homes completed or under construction.

(5)	Lots owned as of December 31, 2013 include lots in backlog at December 31, 2013.

(6)	Sales price range reflects base price only and excludes any lot premium, buyer incentive and buyer selected options, which vary from project to project.

(7)	Project is a joint venture and is consolidated as a VIE in accordance with ASC 810, Consolidation.

(8)
All or a portion of the lots in this project are not owned as of December 31, 2013. The Company consolidated the purchase price of the lots in accordance with certain accounting rules, and considers the lots owned at December 31, 2013.

(9)	Represents a parcel of undeveloped land held for future sale. The Company does not plan to develop homes on this land, thus the “year of first delivery” and “sales price range” are not applicable.

(10)
Colorado division was acquired on December 7, 2012, as part of the Village Homes Acquisition. Estimated number of homes at completion is the number of homes to be built post-acquisition. Homes closed and year to date orders are from acquisition date through December 31, 2013.

(11)	Project is completely sold out, therefore the sales price range is not applicable as of December 31, 2013.
Sales and Marketing
The management team responsible for a specific project develops marketing objectives, formulates pricing and sales strategies and develops advertising and public relations programs for approval of senior management. The Company makes use of advertising and other promotional activities, including on-line media, brochures, direct mail and the placement of strategically located sign boards in the immediate areas of its developments. In addition, the Company markets all of its products through the internet via email lists and interest lists, as well as its website at www.lyonhomes.com. In general, the Company’s advertising emphasizes each project’s strengths, the quality and value of its products and its reputation in the marketplace.
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
The Company’s homes are typically sold before or during construction through sales contracts which are usually accompanied by a small cash deposit. Such sales contracts are usually subject to certain contingencies such as the buyer’s ability to qualify for financing. The cancellation rate of buyers who contracted to buy a home but did not close escrow at the Company and its joint ventures’ projects was approximately 17% during 2013 and 14% during 2012. Cancellation rates are subject to a variety of factors beyond the Company’s control such as the downturn in the homebuilding industry and current economic conditions. The Company and its joint ventures’ inventory of completed and unsold homes was 70 homes as of December 31, 2013 and 19 homes as of December 31, 2012.
Warranty
The Company provides its homebuyers with a one-year limited warranty covering workmanship and materials. The Company also provides its homebuyers with a limited warranty that covers “construction defects,” as defined in the limited warranty agreement provided to each home buyer, for the length of its legal liability for such defects (which may be up to ten years in some circumstances), as determined by the law of the state in which the Company builds. The limited warranty covering construction defects is transferable to subsequent buyers not under direct contract with the Company and requires that homebuyers agree to the definitions and procedures set forth in the warranty, including the submission of unresolved construction-related disputes to binding arbitration. The Company began providing this type of limited warranty at the end of 2001. In connection with the limited warranty covering construction defects, the Company obtained an insurance policy which expires on December 31, 2016. The Company has been informed by the insurance carrier that this insurance policy will respond to construction defect claims on homes that close during each policy period for the duration of the Company’s legal liability and that the policy will respond, upon satisfaction of the applicable self-insured retention, to potential losses relating to construction, including soil subsidence. The insurance policy provides a single policy of insurance to the Company and the subcontractors enrolled in its insurance program. As a result, the Company is no longer required to obtain proof of insurance from these subcontractors nor be named as an additional insured under their individual insurance policies regarding the subcontractors' general liability policies for work on the Company's projects. The subcontractors still must provide proof of insurance regarding general liability coverage for off-site work, worker's compensation and auto coverage. The Company still requires that subcontractors and design professionals not enrolled in the insurance program provide proof of insurance and name the Company as an additional insured under their insurance policy. Furthermore, the Company generally requires that each subcontractor and design professional agreement provide the Company with an indemnity.
There can be no assurance, however, that the terms and limitations of the limited warranty will be enforceable against the homebuyers, that the Company will be able to renew its insurance coverage or renew it at reasonable rates, that the Company will not be liable for damages, the cost of repairs, and/or the expense of litigation surrounding possible construction defects, soil subsidence or building-related claims or that claims will not arise out of uninsurable events not covered by insurance and not subject to effective indemnification agreements with the Company’s subcontractors and design professionals or that such subcontractors and design professionals will be viable entities at the time of the claim.
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
Financing
The Company provides for its ongoing cash requirements principally from internally generated funds from the sales of real estate, outside borrowings and by forming new joint ventures with venture partners that provide a substantial portion of the capital required for certain projects. In addition, the Company makes use of the funds received from certain recent corporate transactions including the Company's initial public offering of equity securities and senior notes offerings.
As of March 21, 2014, California Lyon has outstanding its 8.5% Senior Notes due 2020, certain construction and land seller notes payable, and a letter of credit from its revolver. Parent, California Lyon and their subsidiaries have financed, and may in the future finance, certain project and land acquisitions with construction loans secured by real estate inventories, seller-provided financing, lot option agreements and land banking transactions.
Corporate Organization and Personnel
The Company’s executive officers and divisional presidents average more than 28 years of experience in the homebuilding and development industries within California or the Southwestern United States. The Company combines decentralized management in those aspects of its business where detailed knowledge of local market conditions is important (such as governmental processing, construction, land development and sales and marketing), with centralized management in those functions where the Company believes central control is required (such as approval of land acquisitions, financial, treasury, human resources and legal matters).
As of December 31, 2013, the Company employed 339 full-time and 11 part-time employees, including corporate staff, supervisory personnel of construction projects, warranty service personnel for completed projects, as well as persons engaged in administrative, finance and accounting, engineering, golf course operations, sales and marketing activities.
The Company believes that its relations with its employees have been good. Some employees of the subcontractors the Company utilizes are unionized, but none of the Company’s employees are union members. Although there have been temporary work stoppages in the building trades in the Company’s areas of operation, none has had any material impact upon the Company’s overall operations.
Reports to Stockholders
We will furnish to our stockholders annual reports containing financial statements audited by our independent registered public accounting firm and to make available quarterly reports containing unaudited financial statements for each of the first three quarters of each year.

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
Even if potential customers do not need financing, changes in the availability of mortgage products or increases in mortgage costs may make it harder for them to sell their current homes to potential buyers who need financing, which has in some cases led to lower demand for new homes. Mortgage interest rates have, in recent years, been at historic lows, but have risen in recent months. Further increases in interest rates could adversely affect our results of operations through reduced home sales and cash flow. In addition, changes in governmental regulation with respect to mortgage lenders could adversely affect demand for housing. For example, the Federal Housing Administration, or FHA, significantly reduced the limits on loans eligible for insurance by the FHA in 2014, which has impacted the availability and cost of financing in our markets.
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
In addition, a prolonged economic downturn in one or more of these areas, particularly within California, could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations, and a disproportionately greater impact on us than other homebuilders with more diversified operations. The Company generates a significant portion of its revenue and a significant amount of its profits from, and holds approximately one-half of the dollar value of its real estate inventory in, California. During the downturn from 2008 to 2010, land values, the demand for new homes and home prices declined substantially in California, negatively impacting the Company’s profitability and financial position. In addition, in the past the state of California has experienced severe budget shortfalls and taken measures such as raising taxes and increasing fees to offset the deficit. There can be no assurance that the profitability and financial position of the Company will not be further impacted if the challenging conditions in California continue or worsen.
Increases in the Company’s cancellation rate could have a negative impact on the Company’s home sales revenue and home building gross margins.
During the years ended December 31, 2013, 2012, and 2011, the Company experienced cancellation rates of 17%, 14%, and 18%, respectively. Cancellations negatively impact the number of closed homes, net new home orders, home sales revenue and the Company’s results of operations, as well as the number of homes in backlog. Home order cancellations can result from a number of factors, including declines or slow appreciation in the market value of homes, increases in the supply of homes available to be purchased, increased competition, higher mortgage interest rates, homebuyers’ inability to sell their existing homes, homebuyers’ inability to obtain suitable financing, including providing sufficient down payments, and adverse changes in economic conditions. Many of these factors are beyond the Company’s control. Increased levels of home order cancellations would have a negative impact on the Company’s home sales revenue and financial and operating results.
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
The Company provides bonds in the ordinary course of business to governmental authorities and others to ensure the completion of its projects and/or in support of obligations to build community improvements such as roads, sewers, water systems and other utilities, and to support similar development activities by certain of our unconsolidated joint ventures. As a result of the deterioration in market conditions, surety providers became increasingly reluctant to issue new bonds and some providers were requesting credit enhancements (such as cash deposits or letters of credit) in order to maintain existing bonds or to issue new bonds, which trends may continue. The Company may also be required to provide performance bonds and/or letters of credit to secure our performance under various escrow agreements, financial guarantees and other arrangements. If the Company is unable to obtain performance bonds and/or letters of credit when required or the cost or operational restrictions or conditions imposed by issuers to obtain them increases significantly, the Company may not be able to develop or may be significantly delayed in developing a community or communities and/or may incur significant additional expenses, and, as a result, the Company’s business, prospects, liquidity, financial condition or results of operation could be materially and adversely affected.
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
On February 24, 2012, the Company adopted fresh start accounting under ASC 852, and recorded all real estate inventories at fair value. Subsequent to February 24, 2012 and throughout each quarter of 2012 and 2013, there were no indicators of impairment, as sales prices and sales absorption rates have improved. For the year ended December 31, 2013 and 2012 there were no impairment charges recorded.
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
The Company is highly leveraged. At December 31, 2013, the total outstanding principal amount of our debt was $469.4 million. In addition, we have the ability to incur additional indebtedness under the $100 million credit facility we entered into in August 2013. As of December 31, 2013, the Company had no outstanding borrowings under that facility and $4.0 million in outstanding letters of credit issued thereunder. The Company’s high level of indebtedness could have detrimental consequences, including the following:

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
Our common stock consists of two classes: Class A and Class B. Holders of Class A Common Stock are entitled to one vote per share, and holders of Class B Common Stock are entitled to five votes per share, on all matters entitled to be voted on by our common stockholders. As of March 17, 2014, entities controlled by William H. Lyon hold approximately 50.8% of the voting power of the Company, assuming exercise in full of the warrant to purchase additional shares of Class B Common Stock, through their ownership of 100% of the outstanding Class B Common Stock, a warrant to purchase 1,907,550 additional shares of Class B Common Stock and 115,378 shares of Class A Common Stock. Additionally, Luxor and an affiliate of Paulson & Co. Inc., or Paulson, hold approximately 8.6 million and 3.3 million shares of Class A Common Stock, representing 18.3 and 7.1% of the total voting power of the Company’s outstanding capital stock, respectively. Further, stockholder entities affiliated with each of Luxor, Paulson and William H. Lyon, which collectively control approximately 76% of the total voting power of the Company’s outstanding capital stock as of March 17, 2014, have entered into a stockholder agreement with respect to the election of up to six seats on our board of directors, whereby each such stockholder has agreed to vote in favor of the director nominees supported by each of the other stockholders. The Company is not party to such agreement.
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
We have not declared or paid any cash dividends on our common stock and we do not plan to do so in the foreseeable future. Any determination to pay dividends to the holders of our common stock will be at the discretion of our board of directors. Further, the payment of cash dividends is restricted under the terms of the agreements governing our debt instruments and may be restricted under the terms of our future debt agreements. Therefore, you are not likely to receive any dividends on your common stock for the foreseeable future.
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
Ensuring that we have adequate internal financial and accounting controls and procedures in place to enable the Company to produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal controls over financial reporting, and our auditors will begin attesting to and reporting on our internal controls as early as the year ended December 31, 2014, and could, as part of that documentation and testing, identify areas for further attention or improvement. Implementing any appropriate changes to our internal controls may require additional personnel, specific compliance training of our directors, officers and employees, entail substantial costs in order to modify our existing accounting systems and require a significant period of time to complete.
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

•
vacancies and newly created directorships resulting from any increase in the authorized number of directors may be filled by a majority of the directors then in office, although less than a quorum, or by a sole remaining director, but not by stockholders;

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
Headquarters
The Company’s corporate headquarters are located at 4695 MacArthur Court, 8th floor, Newport Beach, California. The Company leases or owns properties for its division offices, but none of these properties are material to the operation of the Company’s business. For information about properties owned by the Company for use in its homebuilding activities, see Item 1 of Part I of this Annual Report, “Business.”

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
Shares of the Company's Class A Common Stock have been listed on the New York Stock Exchange under the symbol "WLH" since May 16, 2013, the day after our initial public offering. The following table sets forth, for the fiscal quarters indicated, the high and low sales prices per share of the Company's Class A Common Stock, as reported on the NYSE.

	2013
Calendar Quarter Ended	High	Low
June 30	26.85	22.50
September 30	25.70	19.87
December 31	24.99	18.81
As of March 17, 2014, the Company had approximately nine stockholders of record, eight of which were holders of the Company's Class A Common Stock and one of which was a holder of the Company's Class B Common Stock. The number of stockholders of record is based upon the actual number of stockholders registered at such date and does not include holders of shares in "street name" or persons, partnerships, associates, corporations or other entities identified in security position listings maintained by depositories.
Dividends
Our Class A Common Stock began trading on May 16, 2013, following our initial public offering. Since that time, the Company has not declared any cash dividends. The Company does not intend to declare cash dividends in the near future. Future cash dividends, if any, will depend upon the financial condition, results of operations, and capital requirements of the Company, as well as compliance with Delaware law, certain restrictive debt covenants, as well as other factors considered relevant by the Company's board of directors.
Issuer Purchases of Equity Securities
The Company did not purchase any shares of its common stock during the year ended December 31, 2013
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this Item is incorporated by reference under Item 12 of Part III of this report, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, is hereby incorporated by reference into this Item 5 of Part II of this report.
Recent Sales of Unregistered Securities; Repurchases of Securities
Other than the sales of unregistered securities that we reported in Quarterly Reports on Form 10-Q or Current Reports on Form 8-K during fiscal year 2013, we did not make any sales of unregistered securities during 2013.

Item 6.	Selected Historical Consolidated Financial Data
The following table sets forth certain of the Company’s historical financial data. The selected historical consolidated financial data as of December 31, 2013 and December 31, 2012 and for year ended December 31, 2013, the period from January 1, 2012 through February 24, 2012, the period from February 25, 2012 through December 31, 2012, and the year ended December 31, 2011 has been derived from the Company’s audited consolidated financial statements and the related notes included elsewhere herein. The selected historical consolidated financial data as of December 31, 2011, 2010 and 2009 and for the years ended December 31, 2010 and 2009 have been derived from the Company’s audited financial statements for such years, which are not included herein.
As a result of the consummation of the Prepackaged Joint Plan of Reorganization on February 25, 2012, the Company adopted Fresh Start Accounting in accordance with Accounting Standards Codification No. 852, Reorganizations, or ASC 852. Accordingly, the financial statement information prior to February 25, 2012 is not comparable with the financial statement information for periods on and after February 25, 2012. Unless otherwise stated or the context otherwise requires, any reference hereinafter to the “Successor” reflects the operations of the Company post-emergence from February 25, 2012 through December 31, 2013 and any reference to the “Predecessor” refers to the operations of the Company pre-emergence prior to February 25, 2012.

Upon emergence from the Chapter 11 Cases on February 25, 2012, we adopted fresh start accounting as prescribed under ASC 852 (as defined above), which required us to value our assets and liabilities at their related fair values. In addition, we adjusted our accumulated deficit to zero at the emergence date. Items such as accumulated depreciation, amortization and accumulated deficit were reset to zero. We allocated the reorganization value to the individual assets and liabilities based on their estimated fair values. Items such as accounts receivable, prepaid and other assets, accounts payable, certain accrued liabilities and cash, whose fair values approximated their book values, reflected values similar to those reported prior to emergence. Items such as real estate inventories, property, plant and equipment, certain notes receivable, certain accrued liabilities and notes payable were adjusted from amounts previously reported. Because we adopted fresh start accounting at emergence and because of the significance of liabilities subject to compromise that were relieved upon emergence, the historical financial statements of the Predecessor and the financial statements of the Successor are not comparable. Refer to the notes to our consolidated financial statements included in this Annual Report on Form 10-K for further details relating to fresh start accounting.
You should read this summary in conjunction with the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the historical consolidated financial statements and accompanying notes included elsewhere herein.

	Successor (1)		Predecessor (1)
		Period From February 25,	Period From January 1,
	Year Ended December 31,	through December 31,	through February 24,	Year Ended December 31,
	2013	2012	2012	2011	2010	2009
(in thousands except number of shares and per share data)
Statement of Operations Data:
Revenues
Home sales	$521,310	$244,610	$16,687	$207,055	$266,865	$253,874
Lots, land and other sales	18,692	104,325	—	—	17,204	21,220
Construction services	32,533	23,825	8,883	19,768	10,629	34,149
Total revenues	572,535	372,760	25,570	226,823	294,698	309,243
Operating income (loss)	55,857	4,666	(2,684)	(148,015)	(117,843)	(161,301)
Income (loss) before reorganization items and (provision) benefit from income taxes	53,765	(4,325)	(4,961)	(171,706)	(135,867)	(122,861)
Reorganization items, net (2)	(464)	(2,525)	233,458	(21,182)	—	—
Benefit (provision) for income taxes	82,302	(11)	—	(10)	412	101,908
Net income (loss)	135,603	(6,861)	228,497	(192,898)	(135,455)	(20,953)
Net income (loss) available to common stockholders	$127,604	$(11,602)	$228,383	$(193,330)	$(136,786)	$(20,525)
Income (loss) per common share:
Basic	$5.16	$(0.93)	$228,383	$(193,330)	$(136,786)	$(20,525)
Diluted	$4.95	$(0.93)	$228,383	$(193,330)	$(136,786)	$(20,525)
Weighted average common shares outstanding:
Basic	24,736,841	12,489,435	1,000	1,000	1,000	1,000
Diluted	25,796,197	12,489,435	1,000	1,000	1,000	1,000
Operating Data (including consolidated joint ventures) (unaudited):
Number of net new home orders	1,322	956	175	669	650	869
Number of homes closed	1,360	883	67	614	760	915
Average sales price of homes closed	$383	$277	$249	$337	$351	$278
Cancellation rates	17%	15%	8%	18%	19%	21%
Backlog at end of period, number of homes (3)	368	406	246	139	84	194
Backlog at end of period, aggregate sales value (3)	$199,523	$115,449	$63,434	$29,329	$30,077	$56,472

	Successor (1)		Predecessor (1)
	December 31,		December 31,
	2013	2012	2011	2010	2009
(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$171,672	$71,075	$20,061	$71,286	$117,587
Real estate inventories—Owned	671,790	421,630	398,534	488,906	523,336
Real estate inventories—Not owned	12,960	39,029	47,408	55,270	55,270
Total assets	1,010,411	581,147	496,951	649,004	860,099
Total debt	469,355	338,248	563,492	519,731	590,290
Redeemable convertible preferred stock	—	71,246	—	—	—
Total William Lyon Homes stockholders’ equity (deficit)	428,179	62,712	(179,516)	13,814	150,600
Noncontrolling interests	22,615	9,407	9,646	11,563	7,599

(1)
Successor refers to William Lyon Homes and its consolidated subsidiaries on and after February 25, 2012, or the Emergence Date, after giving effect to: (i) the cancellation of shares of our common stock issued prior to February 25, 2012; (ii) the issuance of shares of new common stock, and settlement of existing debt and other adjustments in accordance with the Prepackaged Joint Plan of Reorganization; and (iii) the application of fresh start accounting. Predecessor refers to William Lyon Homes and its consolidated subsidiaries up to the Emergence Date. In relation to the adoption of fresh start accounting in conjunction with the confirmation of the Plan, the results of operations for 2012 separately present the period from January 1, 2012 through February 24, 2012 as the pre-emergence, predecessor entity and the period from February 25, 2012 through December 31, 2012 as the successor entity. As such, the application of fresh start accounting as described in Note 2 of the “Notes to Consolidated Financial Statements” is reflected in the year ended December 31, 2013, and the period from February 25, 2012 through December 31, 2012 and not the period from January 1, 2012 through February 24, 2012. Certain statistics including (i) net new home orders, (ii) average number of sales locations, (iii) backlog, (iv) number of homes closed, (v) homes sales revenue and (vi) average sales price of homes closed are not affected by the fresh start accounting.

(2)
The Company recorded reorganization items of $(0.5) million, $(2.5) million, and $233.5 million and $(21.2) million during the year ended December 31, 2013, the period from February 25, 2012 through December 31, 2012, the period from January 1, 2012 through February 24, 2012, and the year ended December 31, 2011, respectively. See Note 4 of “Notes to Consolidated Financial Statements.”

(3)
Backlog consists of homes sold under pending sales contracts that have not yet closed, some of which are subject to contingencies, including mortgage loan approval and the sale of existing homes by customers. There can be no assurance that homes sold under pending sales contracts will close. Of the total homes sold subject to pending sales contracts as of December 31, 2013, 308 represent homes completed or under construction and 60 represent homes not yet under construction.

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
For the year ended December 31, 2013, or the 2013 period, the Company had revenues from home sales of $521.3 million, a 100% increase from $261.3 million for the year ended December 31, 2012, which includes the “Predecessor” entity from January 1, 2012 through February 24, 2012, and the “Successor” entity from February 25, 2012 through December 31, 2012, or the 2012 period, on a consolidated basis, which includes results from all five reportable operating segments. The Company had net new home orders of 1,322 homes in the 2013 period, a 17% increase from 1,131 in the 2012 period, and the average sales price for homes closed increased 39% to $383,300 in the 2013 period from $275,100 in the 2012 period.

The Company acquired Village Homes of Denver, Colorado on December 7, 2012, which marked the beginning of the Colorado segment. Financial data included herein as of December 31, 2012, and for the period from February 25, 2012 through December 31, 2012, includes operations of the Colorado segment from December 7, 2012 (date of acquisition) through December 31, 2012, and the year ended December 31, 2013.
For the year ended December 31, 2012, which includes the “Predecessor” entity from January 1, 2012 through February 24, 2012, and the “Successor” entity from February 25, 2012 through December 31, 2012, on a combined basis the Company had revenues from homes sales of $261.3 million, a 26% increase from $207.1 million for the year ended December 31, 2011, or the 2011 Period. The Company had net new home orders of 1,131 homes in the 2012 period, a 69% increase from 669 in the 2011 period, and the average sales price for homes closed decreased 18% to $275,100 in the 2012 period from $337,200 in the 2011 period.
Initial Public Offering
On May 21, 2013, the Company completed its initial public offering of 10,005,000 shares of Class A Common Stock, which consisted of 7,177,500 shares sold by the Company and 2,827,500 shares sold by the selling stockholder. The 10,005,000 shares in the offering were sold at a price to the public of $25.00 per share. The Company raised total net proceeds of $163.7 million in the offering, after deducting the underwriting discount and offering expenses. The Company did not receive any proceeds from the sale of shares by the selling stockholder.
As of December 31, 2013, the Company’s authorized capital stock consists of 190,000,000 shares, 150,000,000 of which are designated as Class A Common Stock with a par value of $0.01 per share, 30,000,000 of which are designated as Class B Common Stock with a par value of $0.01 per share and 10,000,000 of which are designated as preferred stock with a par value of $0.01 per share. In connection with the initial public offering, Parent completed a common stock recapitalization which included a 1-for-8.25 reverse stock split of its Class A Common Stock (the “Class A Reverse Split”), the conversion of all outstanding shares of Parent’s Class C Common Stock, Class D Common Stock and Convertible Preferred Stock into Class A Common Stock on a one-for-one basis and as automatically adjusted for the Class A Reverse Split, and a 1-for-8.25 reverse stock split of its Class B Common Stock. The effect of the reverse stock split is retroactively applied to the Consolidated Balance Sheet as of December 31, 2012, the Consolidated Statements of Operations for the period from February 25, 2012 through December 31, 2012, and the Consolidated Statement of Equity, presented herein. Upon completion of the initial public offering, Parent had 27,146,036 shares of Class A Common Stock outstanding, excluding shares issuable upon exercise of outstanding stock options and restricted shares that have been granted but were unvested, and 3,813,884 shares of Class B Common Stock outstanding, excluding shares underlying a warrant to purchase additional shares of Class B Common Stock. The warrant was amended to extend the term from five years to ten years, and the warrant will now expire on February 24, 2022. The change to the warrant had no corresponding impact on the financial statements
Chapter 11 Reorganization
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
On February 10, 2012, the Bankruptcy Court confirmed the Plan. On February 25, 2012, Parent and its subsidiaries consummated the principal transactions contemplated by the Plan, including (share amounts below reflect a 1-for-8.25 reverse stock split discussed above):

•
the issuance of 5,429,485 shares of the Company's new Class A Common Stock, $0.01 par value per share, or the Class A Common Stock, and $75 million aggregate principal amount of 12% Senior Subordinated Secured Notes due

2017, or the Notes, issued by California Lyon, in exchange for the claims held by the holders of the formerly outstanding notes of California Lyon;)

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

•
the issuance, in exchange for cash and land deposits of $25 million, of 3,813,884 shares of Parent’s new Class B Common Stock, $0.01 par value per share, or Class B Common Stock, and a warrant to purchase 1,907,551 shares of Class B Common Stock;

•
the issuance of 7,858,404 shares of Parent’s new Convertible Preferred Stock, $0.01 par value per share, or Convertible Preferred Stock, and 1,571,681 shares of Parent’s new Class C Common Stock, $0.01 par value per share, or Class C Common Stock, in exchange for aggregate cash consideration of $60 million; and

•
the issuance of an additional 381,091 shares of Class C Common Stock pursuant to an agreement with certain selling stockholders to backstop the offering of shares of Class C Common Stock and shares of Convertible Preferred Stock in connection with the Plan.

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
Results of Operations
The U.S. housing market has continued its rebound from the cyclical lows reached during 2008 and 2009. In 2011, early signs of a recovery began to materialize in many markets around the country as a result of an improving macroeconomic backdrop and excellent housing affordability. Historically, strong housing markets have been associated with great affordability, a healthy domestic economy, positive demographic trends such as population growth and household formation, falling mortgage rates, increases in renters that qualify as homebuyers and locally based dynamics such as housing demand relative to housing supply. The Company's markets are exhibiting these positive characteristics through December 31, 2013.
In the year ended December 31, 2013, the Company delivered 1,360 homes, with an average selling price of approximately $383,300, and recognized home sales revenues and total revenues of $521.3 million and $572.5 million, respectively. The Company has experienced significant operating momentum since 2013, during which time a variety of key housing, employment and other related economic statistics in our markets have increasingly demonstrated signs of recovery. This rebound in market conditions, when combined with the Company’s disciplined operating strategy, has resulted in eight consecutive quarters of period over period growth in net new home orders, home closings and dollar value backlog. The improving market conditions and increase in pricing is reflected in our average sales price of homes in backlog of $542,200 at December 31, 2013 which is 41% higher than the average sales price of homes closed for the year ended December 31, 2013 of $383,300.
As of December 31, 2013, the Company is selling homes in 32 communities and had a consolidated backlog of 368 sold but unclosed homes, with an associated sales value of $199.5 million, representing a 9% decrease and 73% increase in units and dollars, respectively, as compared to the backlog at December 31, 2012. During the year ended December 31, 2013, the Company opened 21 new communities for sales. The Company believes that the attractive fundamentals in its markets, its leading market share positions, its long-standing relationships with land developers, its significant land supply and its focus on providing the best possible customer experience, positions the Company to capitalize on meaningful growth.
The Company benefits from a sizeable and well-located lot supply. As of December 31, 2013, the Company owned 10,901 lots, all of which are entitled, and had options to purchase an additional 2,846 lots. The Company’s lot supply reflects its balanced approach to land investment. The Company has a diverse mix of finished lots available for near-term homebuilding operations and longer-term strategic land positions to support future growth. The Company believes that its current inventory of owned and controlled lots is sufficient to supply the vast majority of its projected future home closings for the next three years and a portion of future home closings for a multi-year period thereafter. The Company’s meaningful supply of owned lots allows it to be selective in identifying new land acquisition opportunities, with a primary focus on optioning and acquiring land to drive closings, revenues and earnings growth in 2016 and beyond, and largely insulates it from the heavy pricing competition for near-term finished lots.
The book value of the Company's inventory was adjusted to fair value in February 2012 in conjunction with the restructuring and in accordance with fresh start accounting requirements. To facilitate the adoption of fresh start accounting, the Company engaged a third-party valuation firm to assist in a comprehensive assessment of the Company’s enterprise value and the allocation of value to its assets and liabilities. In the assessment, the Company generally utilized assumptions for future home sales paces and prices based upon then-prevailing market conditions in late 2011, which represented conditions near the trough of the U.S. housing downturn. Homebuilding gross margin percentage and adjusted homebuilding gross margin percentage was 22.2% and 28.3%, respectively, for the year ended December 31, 2013, as compared to 16.6% and 25.9%, respectively, for the year ended December 31, 2012. The increase in gross margins is primarily related to an increase in average selling price of homes on a same store basis. For the year ended December 31, 2013, the average selling price of homes on a same store basis, which represents projects that were open during comparable periods, was $328,100, compared to $287,600 for the year ended December 31, 2012.
The Company acquired Village Homes of Denver, Colorado on December 7, 2012, which marked the Company’s entry into the Colorado market and the beginning of the Colorado segment. There were no operations in our Colorado division for the period from January 1, 2012 through February 24, 2012, and the period from February 25, 2012 through December 7, 2012, therefore year over year comparisons are not meaningful (“N/M”) as indicated in the comparative tables below.

Comparisons of the Year Ended December 31, 2013 to December 31, 2012
On a combined basis, which combines the predecessor and successor entities for the year ended December 31, 2012, revenues from homes sales increased 100% to $521.3 million during the year ended December 31, 2013 compared to $261.3 million during the year ended December 31, 2012. The increase is primarily due to an increase of 43% in homes closed to 1,360 homes during the 2013 period compared to 950 homes during the 2012 period, coupled with an increase in the average sales price of homes closed to $383,300 in the 2013 period compared to $275,100 in the 2012 period. On a combined basis, the number of net new home orders for the year ended December 31, 2013 increased 17% to 1,322 homes from 1,131 homes for the year ended December 31, 2012.
The average number of sales locations of the Company increased to 25 locations for the year ended December 31, 2013 compared to 18 for the year ended December 31, 2012. The Company’s number of new home orders per average sales location decreased 16% to 52.9 for the year ended December 31, 2013 as compared to 62.8 for the year ended December 31, 2012, which is at the one sale per week average rate we expect to sell homes.
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

	Successor		Predecessor	Combined	Increase (Decrease)
		Period from	Period from
	Year Ended December 31,	February 25 through December 31,	January 1 through February 24,	Year Ended December 31,
	2013	2012	2012	2012	Amount	%
Number of Net New Home Orders
Southern California	461	213	38	251	210	84%
Northern California	136	165	23	188	(52)	(28)%
Arizona	339	322	93	415	(76)	(18)%
Nevada	271	247	21	268	3	1%
Colorado	115	9	—	9	106	N/M
Total	1,322	956	175	1,131	191	17%
Cancellation Rate	17%			14%	3%
The 17% increase in the number of net new home orders is driven by the 84% improvement in Southern California, and full year activity from our Colorado division, offset by a decrease in Northern California and Arizona. Orders in Northern California decreased due to a decrease in the number of average sales locations during the year, which decreased by 33% in the 2013 period when compared to the 2012 period. In Arizona, new home orders per sales location were exceptionally high during the 2012 period at 138.3, and have returned to a more normalized rate of 56.5 during the 2013 period, or approximately one sale per week. Cancellation rates during the 2013 period increased to 17% from 14% during the 2012 period.

	Successor
	Year Ended December 31,		Increase (Decrease)
	2013	2012	Amount	%
Average Number of Sales Locations
Southern California	7	6	1	17%
Northern California	2	3	(1)	(33)%
Arizona	6	3	3	100%
Nevada	6	6	—	—%
Colorado	4	—	4	N/M
Total	25	18	7	39%

The average number of sales locations for the Company increased to 25 locations for the year ended December 31, 2013 compared to 18 for the year ended December 31, 2012, including an average of four sales locations in our Colorado division. Southern California increased by one sales location, and Northern California decreased by one sales location in the 2013 period compared to the 2012 period, while Arizona increased by three sales locations and Nevada remained consistent between periods. During the year ended December 2013, the Company opened 21 new sales locations, closed-out 12, and ended the year with 32 sales locations. As of December 31, 2012, the Colorado division had five sales locations, however no amount is reflected in the table above as there were only operations from December 7, 2012 (date of acquisition) through December 31, 2012.

	Successor
	December 31,		Increase (Decrease)
	2013	2012	Amount	%
Backlog (units)
Southern California	169	32	137	428%
Northern California	37	28	9	32%
Arizona	63	172	(109)	(63)%
Nevada	72	92	(20)	(22)%
Colorado	27	82	(55)	(67)%
Total	368	406	(38)	(9)%
The Company’s backlog at December 31, 2013 decreased 9% from 406 units at December 31, 2012 to 368 units at December 31, 2013. The decrease was driven by a 43% increase in the number of homes delivered during the year, and an increase in new home orders of 17%.

	Successor
	December 31,		Increase (Decrease)
	2013	2012	Amount	%
		(dollars in thousands)
Backlog (dollars)
Southern California	$115,933	$15,640	$100,293	641%
Northern California	15,241	8,948	6,293	70%
Arizona	17,676	37,287	(19,611)	(53)%
Nevada	37,514	20,487	17,027	83%
Colorado	13,159	33,087	(19,928)	(60)%
Total	$199,523	$115,449	$84,074	73%
The dollar amount of backlog of homes sold but not closed as of December 31, 2013 was $199.5 million, up 73% from $115.4 million as of December 31, 2012. The increase in the dollar amount of backlog reflects an increase in average sales prices for new home orders. The Company experienced an increase of 91% in the average sales price of homes in backlog to $542,200 as of December 31, 2013 compared to $284,400 as of December 31, 2012. The increase is driven by a higher concentration of units in our backlog in our Southern California region, which generally carry higher average selling prices than units in other regions. The increase in the dollar amount of backlog of homes sold but not closed as described above generally results in an increase in operating revenues in the subsequent period as compared to the previous period. The increase in dollar amount is slightly offset by a decrease in the number of units in the backlog, down 9% as of December 31, 2013 to 368 units from 406 at December 31, 2012.
In Southern California, the dollar amount of backlog increased 641% to $115.9 million as of December 31, 2013 from $15.6 million as of December 31, 2012, which is attributable to a 428% increase in the number of homes in backlog in Southern California to 169 homes as of December 31, 2013 compared to 32 homes as of December 31, 2012, driven by an 84% increase in net new home orders to 461 for the year ended December 31, 2013 compared to 251 homes for the year ended December 31, 2012, and a 40% increase in the average sales price of homes in backlog to $686,000 as of December 31, 2013 compared to $488,800 as of December 31, 2012. In Southern California, the cancellation rate decreased to 9% for the year ended December 31, 2013 from 15% for the year ended December 31, 2012.
In Northern California, the dollar amount of backlog increased 70% to $15.2 million as of December 31, 2013 from $8.9 million as of December 31, 2012, which is attributable to a 32% increase in the number of units in backlog to 37 as of December 31, 2013 from 28 as of December 31, 2012, along with a 29% increase in the average sales price of homes in backlog to $411,900 as of December 31, 2013 compared to $319,600 as of December 31, 2012, offset by a 28% decrease in net new home orders in Northern California to 136 homes for the year ended December 31, 2013 compared to 188 homes for the year ended December 31, 2012. In Northern California, the cancellation rate remained consistent at 23% for the years ended December 31, 2013 and 2012.
In Arizona, the dollar amount of backlog decreased 53% to $17.7 million as of December 31, 2013 from $37.3 million as of December 31, 2012, which is attributable to a 63% decrease in the number of units in backlog to 63 as of December 31, 2013 from 172 as of December 31, 2012, partially offset by a 29% increase in the average sales price of homes in backlog to $280,600 as of December 31, 2013 compared to $216,800 as of December 31, 2012. In Arizona, the cancellation rate increased to 19% for the year ended December 31, 2013 from 10% for the year ended December 31, 2012.
In Nevada, the dollar amount of backlog increased 83% to $37.5 million as of December 31, 2013 from $20.5 million as of December 31, 2012, which is attributable to an increase in the average selling price of homes in backlog to $521,000 as of December 31, 2013, up 133% from $222,700 as of December 31, 2012. This increase is partially offset by a 22% decrease in the number of units in backlog to 72 as of December 31, 2013 from 92 as of December 31, 2012. In Nevada, the cancellation rate increased to 20% for the year ended December 31, 2013 from 14% for the year ended December 31, 2012.
In Colorado, the dollar amount of backlog decreased 60% to $13.2 million as of December 31, 2013, from $33.1 million as of December 31, 2012. The decrease is attributable to a 67% decrease in the number of units in the backlog at December 31, 2013, to 27 from 82 at December 31, 2012. The average selling price of homes in backlog as of December 31, 2013 was $487,400 up 21% from $403,500 at December 31, 2012.

	Successor		Predecessor	Combined	Increase (Decrease)
		Period from	Period from
	Year Ended December 31,	February 25 through December 31,	January 1 through February 24,	Year Ended December 31,
	2013	2012	2012	2012	Amount	%
Number of Homes Closed
Southern California	324	228	13	241	83	34%
Northern California	127	170	15	185	(58)	(31)%
Arizona	448	291	27	318	130	41%
Nevada	291	181	12	193	98	51%
Colorado	170	13	—	13	157	1,208%
Total	1,360	883	67	950	410	43%

During the year ended December 31, 2013, the number of homes closed increased 43% to 1,360 in the 2013 period from 950 in the 2012 period. There was a 51% increase in Nevada to 291 homes closed in the 2013 period compared to 193 homes closed in the 2012 period, a 41% increase in homes closed in Arizona to 448 in the 2013 period from 318 in the 2012 period, and a 34% increase in homes closed in Southern California to 324 in the 2013 period compared to 241 in the 2012 period. The number of homes closed in Northern California decreased during the 2013 period by 31% from the prior period. Colorado closed 157 more homes during the 2013 period than the 2012 period as a result of the inclusion of a full year of operations in the Company's results.

	Successor		Predecessor	Combined	Increase (Decrease)
		Period from	Period from
	Year Ended December 31,	February 25 through December 31,	January 1 through February 24,	Year Ended December 31,
	2013	2012	2012	2012	Amount	%
	(dollars in thousands)
Home Sales Revenue
Southern California	$214,559	$99,671	$5,640	$105,311	$109,248	104%
Northern California	47,930	54,207	4,250	58,457	(10,527)	(18)%
Arizona	110,397	47,989	4,316	52,305	58,092	111%
Nevada	78,148	37,307	2,481	39,788	38,360	96%
Colorado	70,276	5,436	—	5,436	64,840	1,193%
Total	$521,310	$244,610	$16,687	$261,297	$260,013	100%
The increase in homebuilding revenue of 100% to $521.3 million for the year ended December 31, 2013 from $261.3 million for the 2012 period is primarily attributable to a 43% increase in the number of homes closed to 1,360 during the 2013 period from 950 in the 2012 period, and a 39% increase in the average sales price of homes closed to $383,300 during the 2013 period from $275,100 during the 2012 period. The increase in average home sale price resulted in a $147.1 million increase in revenue, coupled with a $112.9 million increase in revenue attributable to a 43% increase in the number of homes closed.

	Successor		Predecessor	Combined	Increase (Decrease)
		Period from	Period from
	Year Ended December 31	February 25 through December 31,	January 1 through February 24,	Year Ended December 31,
	2013	2012	2012	2012	Amount	%
Average Sales Price of Homes Closed
Southern California	$662,200	$437,200	$433,800	$437,000	$225,200	52%
Northern California	377,400	318,900	283,300	316,000	61,400	19%
Arizona	246,400	164,900	159,900	164,500	81,900	50%
Nevada	268,500	206,100	206,800	206,200	62,300	30%
Colorado	413,400	418,200	—	418,200	(4,800)	(1)%
Total	$383,300	$277,000	$249,100	$275,100	$108,200	39%

The average sales price of homes closed for the 2013 period increased primarily due to increasing price points, as well as product mix of our actively selling projects to projects available to our "move up" buyers, particularly in California and Arizona. In the Southern California segment, the overall increase is primarily attributable to 67 closings in two communities that opened during 2013 with an average sales price of over $1.0 million. In the Arizona segment the average sales price of homes closed was positively impacted by a shift in product mix with the opening of two projects classified as first move-up. On a same store basis, the average sales price of homes closed for the 2013 period was $328,100, a 14% increase over $287,600 in the 2012 period.

	Successor		Predecessor
	Year Ended December 31, 2013	Period from February 25 through December 31, 2012	Period from January 1 through February 24, 2012
Homebuilding Gross Margin Percentage
Southern California	25.7%	16.1%	11.8%
Northern California	25.7%	22.8%	14.6%
Arizona	20.1%	13.2%	11.6%
Nevada	23.6%	15.7%	12.0%
Colorado	10.9%	14.9%	—
Total	22.2%	16.9%	12.5%
Adjusted Homebuilding Gross Margin Percentage	28.3%	26.2%	20.7%
For homebuilding gross margins, the comparison of the Successor entity for the year ended December 31, 2013, and the period from February 25, 2012 through December 31, 2012 are as follows:

•
In Southern California, homebuilding gross margins increased 960 basis points to 25.7% during the 2013 period compared to 16.1% during the 2012 period. The increase was attributable to a shift to higher margin projects, as well as a same store average sales price increase of 27%, from $404,000 in the 2012 period to $512,300 in the 2013 period. Average sales price of homes closed in Southern California increased 51% during the 2013 period from $437,200 in the 2012 period to $662,200 for the year ended December 31, 2013.

•
In Northern California, homebuilding gross margins increased 290 basis points to 25.7% in the 2013 period from 22.8% in the 2012 period. On a same store basis, the average sales price of homes closed increased from $236,000 in the 2012 period to $377,700 in the 2013 period, or 60%. The average selling price of homes closed in Northern California increased by 18% in the 2013 period, from $318,900 in the 2012 period to $377,400 for the year ended December 31, 2013.

•
In Arizona, homebuilding gross margins increased 690 basis points to 20.1% for the year ended December 31, 2013, compared to 13.2% in the 2012 period. The increase was due to a 49% increase in the average sales price of homes closed in the 2013 period to $246,400, from $164,900 in the 2012 period. On a same store basis, the average sales price of homes closed increased to $238,500, or 25%, from $190,800 in the 2012 period.

•
In Nevada, homebuilding gross margins increased 790 basis points, from 15.7% in the 2012 period to 23.6% in the 2013 period due to a shift to higher margin projects. The average sales price of homes closed increased to $268,500 in the 2013 period from $206,100, or an increase of 30%. On a same store basis, average selling price of homes closed increased by 9%, to $241,300 in the 2013 period from $222,300 in the 2012 period.

•
In Colorado, homebuilding gross margins were 14.9% during the 2012 period, which represents the period from acquisition on December 7, 2012 through December 31, 2012. For the year ended December 31, 2013 homebuilding gross margin was 10.9% . Upon acquisition of the Colorado division in December 2012, the Company recorded inventory at fair value which created lower margins as compared to the other divisions.

For homebuilding gross margins, the comparison of the Successor entity for the year ended December 31, 2013 and the Predecessor entity from January 1, 2012 through February 24, 2012 are as follows:

•
In Southern California, homebuilding gross margins increased 1,390 basis points in the 2013 period to 25.7% from 11.8% in the 2012 period. On a same store basis, average sales price increased 27% to $477,300 in the 2013 period compared to $374,700 in the 2012 period.

•
In Northern California, homebuilding gross margins increased 1,110 basis points in the 2013 period to 25.7% from 14.6% in the 2012 period. On a same store basis, average sales price increased 33% to $285,800 in the 2013 period compared to $215,600 in the 2012 period.

•
In Arizona, homebuilding gross margins increased 850 basis points in the 2013 period to 20.1% from 11.6% in the 2012 period. Average sales price increased 54% to $246,400 in the 2013 period compared to $159,900 in the 2012 period.

•
In Nevada, homebuilding gross margins increased 790 basis points in the 2013 period to 23.6% from 15.7% in the 2012 period. On a same store basis, average sales price was fairly consistent at $241,300 in the 2013 period compared to $240,500 in the 2012 period.

•
In Colorado, homebuilding margins were 10.9% during the 2013 period, with no comparable amount in the 2012 period, which is significantly lower than the gross margins of the other divisions. Upon acquisition of the Colorado division in December 2012, the Company marked up inventory to fair value which created lower margins in subsequent periods.

For the comparison of the Successor entity for the year ended December 31, 2013, and the Successor entity from February 25, 2012 through December 31, 2012, adjusted homebuilding gross margin percentage, which excludes previously capitalized interest included in cost of sales, was 28.3% for the 2013 period compared to 26.2% for the 2012 period. The increase was primarily a result of the changes discussed for homebuilding gross margins described previously.
For the comparison of the Successor entity for the year ended December 31, 2013 and the Predecessor entity from January 1, 2012 through February 24, 2012, adjusted homebuilding gross margin percentage was 28.3% for the 2013 period compared to 20.7% for the 2012 period.
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

	Successor		Predecessor
	Year Ended December 31, 2013	Period from February 25 through December 31, 2012	Period from January 1 through February 24, 2012
	(dollars in thousands)
Home sales revenue	$521,310	$244,610	$16,687
Cost of home sales	405,496	203,203	14,598
Homebuilding gross margin	115,814	41,407	2,089
Add: Interest in cost of sales	31,853	22,728	1,360
Adjusted homebuilding gross margin	$147,667	$64,135	$3,449
Adjusted homebuilding gross margin percentage	28.3%	26.2%	20.7%

Lots, Land, and Other Sales Revenue
Lots, land and other sales decreased to $18.7 million in the 2013 period from $104.3 million in the 2012 period attributable to sales of land in Mesa, Arizona for a sales price of $15.2 million and Surprise, Arizona for a sales price of $3.5 million in the 2013 period, compared to the sale of a 27-acre parcel in Palo Alto and Mountain View, California, known as the former Mayfield Mall for a sales price of $90.0 million in the second quarter of 2012, a sale in Mesa, Arizona for a sales price of $6.5 million in the third quarter of 2012, a sale in Elk Grove, California for a sales price of $2.8 million in the third quarter of 2012, and a sale in Peoria, Arizona for a sales price of $4.2 million in the fourth quarter of 2012. The Company incurred $14.7 million in Cost of sales-lots, land and other for the year ended December 31, 2013, compared to $94.8 million in the 2012 period as a result of the above referenced transactions.
Construction Services Revenue
Construction services revenue, which was all recorded in Southern California and Northern California, was $32.5 million during the year ended December 31, 2013, compared to $23.8 million for the period from February 25, 2012 through December 31, 2012, and $8.9 million for the period from January 1, 2012 through February 24, 2012. The decrease is primarily due to a slight decrease in the number of construction services projects in the 2013 period, compared to the 2012 period.

Sales and Marketing Expense

	Successor		Predecessor
	Year Ended December 31, 2013	Period from February 25 through December 31, 2012	Period from January 1 through February 24, 2012
	(dollars in thousands)
Sales and Marketing Expense
Homebuilding
Southern California	$9,207	$5,796	$942
Northern California	3,131	2,732	463
Arizona	5,179	2,805	260
Nevada	4,401	2,291	279
Colorado	4,184	304	—
Total	$26,102	$13,928	$1,944
For the comparison of the Successor entity for the year ended December 31, 2013 and the Successor entity for the period from February 25, 2012 through December 31, 2012, sales and marketing expense as a percentage of homebuilding revenue decreased to 5.0% in the 2013 from 5.7% in the 2012 period, reflecting the impact of higher housing revenues in the current period. This is primarily attributable to a decrease in commission expense as a percentage of homes sales revenue to 2.8% in the 2013 period compared to 3.7% in the 2012 period.
For the comparison of the Successor entity for the year ended December 31, 2013 to the Predecessor entity from January 1, 2012 through February 24, 2012, sales and marketing expense as a percentage of revenue decreased to 5.0% from 11.6% in the 2012 period. This is primarily attributable to the cost of operating the sales models and base sales person compensation incurred on a monthly basis relative to the respective revenue in each period.

General and Administrative Expense

	Successor		Predecessor
	Year Ended December 31, 2013	Period from February 25 through December 31, 2012	Period from January 1 through February 24, 2012
			(in thousands)
General and Administrative Expense
Homebuilding
Southern California	$6,883	$3,540	$707
Northern California	2,392	1,098	222
Arizona	2,951	2,102	318
Nevada	3,577	2,114	357
Colorado	2,627	235	—
Corporate	22,340	17,006	1,698
Total	$40,770	$26,095	$3,302
For the comparison of the Successor entity for the year ended December 31, 2013 and the Successor entity from February 25, 2012 through December 31, 2012, general and administrative expense as a percentage of homebuilding revenues, decreased to 7.8% from 10.7% in the 2012 period, reflecting the impact of higher housing revenues in the current period, partially offset by an increase in salaries and benefits in the 2013 period.
For the comparison of the Successor entity for the year ended December 31, 2013 and the Predecessor entity from January 1, 2012 through February 24, 2012, general and administrative expense as a percentage of homebuilding revenues decreased to 7.8% from 19.8% in the 2012 period. This is primarily attributable to the fixed costs of salaries and benefits incurred on a monthly basis relative to the respective revenue in each period.

Other Items
Combined other operating costs remained relatively consistent at $2.2 million for the year ended December 31, 2013, compared to $2.9 million for the Successor entity for the period from February 25, 2012 through December 31, 2012 and $0.2 million for the Predecessor entity from January 1, 2012 through February 24, 2012.
Interest activity for the year ended December 31, 2013, the period from February 25, 2012 through December 31, 2012, and the period from January 1 2012 through February 24, 2012 are as follows (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2013	Period from February 25 through December 31, 2012	Period from January 1 through February 24, 2012

Interest incurred	$31,875	$30,526	$7,145
Less: Interest capitalized	(29,273)	(21,399)	(4,638)
Interest expense, net of amounts capitalized	$2,602	$9,127	$2,507
Cash paid for interest	$29,769	$26,560	$8,924
The decrease in interest incurred for the year ended December 31, 2013, compared to the period from February 25 through December 31, 2012, and the period from January 1 through February 24, 2012 reflects a decrease in the Company's average cost of capital, as well as a decrease in the Company's overall debt. Interest capitalized relative to the amount incurred was higher in the 2013 period when compared to the 2012 period due to an increased amount of qualifying assets relative to our increasing inventory balance in the 2013 period.
Reorganization Items
During the year ended December 31, 2013, the Company incurred $0.5 million in reorganization costs compared to $2.5 million during the period from February 25, 2012 through December 31, 2012 for legal and professional fees. During the period from January 1, 2012 through February 24, 2012, the Company recorded reorganization items of $233.5 million which primarily consisted of a gain of approximately $298.8 million resulting from cancellation of debt. The overall gain was partially offset by approximately $49.3 million in adjustments related to plan implementation and fresh start adjustments, approximately $7.8 million in professional fees, and approximately $8.3 million of debt financing cost write-off. associated with or resulting from the reorganization and restructuring of the business.
Provision for Income Taxes
The Company recorded a net benefit from income taxes for the year ended December 31, 2013 (net of a provision for income taxes) of $82.3 million. The benefit primarily relates to the Company's determination during the fourth quarter of 2013 that $95.6 million of deferred income tax assets that had previously been reserved were more likely than not (likelihood of greater than 50%) to be realized. Under Accounting Standards Codification Topic 740, Income Taxes ("ASC 740"), a Company is required to reduce its deferred tax assets by a valuation allowance if, based on the the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized. The valuation allowance recorded must be sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized. The Company performs an assessment of the realizability of its deferred tax assets on a quarterly basis. In performing this assessment, the Company must evaluate all available evidence, both positive and negative.
The positive evidence considered in reaching the conclusion to reverse a substantial portion of our valuation allowance included:

•	Three-year cumulative book income position during the three-year period ended December 31, 2013;

•	Three consecutive quarters of pre-tax book income;

•
Improvement of the housing market evidenced by the fact that home sales and prices have steadily trended upwards in all of our markets and homebuyer confidence has increased with reports of falling unemployment and historically low interest rates. We have eight consecutive quarters of period over period growth in net new home orders, home closings and the dollar value of backlog through December 31, 2013;

•	Forecasted positive future results which were “stress tested” by modifying management’s expectations for various potential less favorable conditions;

•	Taxable income was generated in 2012 and 2013, and based on our projections, we anticipate generating taxable income in 2014 and beyond;

•	Third party analysis of the homebuilder market from economists and analysts which are consistent with our forecast for positive future financial results; and

•	Similar positive financial results have been experienced by industry peers.

The negative evidence considered in reaching the conclusion to reverse a substantial portion of our valuation allowance included:

•	Three-year cumulative book income position during the three-year cumulative period ended December 31, 2013 was aided by a book gain from our reorganization in 2012;

•	During the housing downturn, the Company incurred significant non-recurring losses from impairment, land sales and interest cost;

•	Mortgage rates are at a historic low and are expected to increase in the future which could have an impact on home prices;

•	Land prices have increased which may impact our ability to add to our lot position; and

•	The Company has an annual limitation on tax attributes under IRC §382. It is expected that some of the Company’s NOLs will expire unused at the end of their carry forward period.

Taking all of the foregoing information into account, the Company's analysis demonstrated that even if the Company were unable to generate the level of sales activity and pre-tax income that it generated during 2013, the Company would continue to generate sufficient taxable income in future periods to realize the majority of its deferred tax assets. In order to realize the deferred tax asset, the minimum amount of taxable income the Company must generate is the Company’s annual limitation under IRC §382 of $3.6 million during the 20 year carryforward period allowed under tax law. The Company's analysis projects annual taxable income in excess of this amount for the foreseeable future. This fact, coupled with other positive evidence described above, significantly outweighed the negative evidence and based on this analysis management concluded, in accordance with ASC 740, that it was more likely than not that the majority of its deferred tax assets as of December 31, 2013 would be realized. In order to realize the Company’s annual limitation of $3.6 million during the 20 year carryforward period allowed under tax law, and the Company may incur a tax liability with respect to such income.

As of December 31, 2013, the Company had unused federal and state built-in losses of $67.6 million and $37.7 million, respectively. The 5 year testing period for built-in losses expires in 2017 and the unused built-in loss carryforwards begin to expire in 2033.
The remaining valuation allowance at December 31, 2013 relates to projected excess realized built-in-losses and state net operating losses which may expire unused. For the year ended December 31, 2012, due to uncertainties surrounding the realization of the cumulative federal and state deferred tax assets, the Company had a full valuation allowance against the deferred tax assets for the year in the amount of $200.0 million.
Net Income Attributable Noncontrolling Interest
Net income attributable to noncontrolling interest increased to $6.5 million during the year ended December 31, 2013, compared to income of $2.0 million for the Successor entity from February 25, 2012 through December 31, 2012 and $0.1 million for the Predecessor entity for the period from January 1, 2012 through February 24, 2012. The increase is due to increased joint venture activity in 2013, with the formation of two joint ventures during the 2013 period.
Net Income (Loss) Attributable to William Lyon Homes
As a result of the preceding factors, net income (loss) attributable to William Lyon Homes for the year ended December 31, 2013, the period from February 25, 2012 through December 31, 2012, and the period from January 1, 2012 through February 24, 2012 was net income of $129.1 million, net loss of $8.9 million, and net income of $228.4 million, respectively
Preferred Stock Dividends
The preferred stock dividends were $1.5 million in the 2013 period compared to $2.7 million in the 2012 period. The decrease in 2013 is attributed to approximately five months of dividends, from January 2013 through the Company's IPO on May 21, 2013, upon which all of the Company's convertible preferred stock was converted into Class A common stock, as compared to approximately ten months of dividends in the 2012 Successor period.

Lots Owned and Controlled
The table below summarizes the Company’s lots owned and controlled as of the periods presented:

	Successor		Increase (Decrease)
	December 31,
	2013	2012	Amount	%
Lots Owned
Southern California	1,018	1,114	(96)	(9)%
Northern California	917	259	658	254%
Arizona	5,376	6,082	(706)	(12)%
Nevada	2,828	2,884	(56)	(2)%
Colorado	762	254	508	200%
Total	10,901	10,593	308	3%
Lots Controlled(1)
Southern California	1,200	96	1,104	1,150%
Northern California	653	674	(21)	(3)%
Arizona	210	—	210	—%
Nevada	285	—	285	—%
Colorado	498	479	19	4%
Total	2,846	1,249	1,597	128%
Total Lots Owned and Controlled	13,747	11,842	1,905	16%

(1)	Lots controlled may be purchased by the Company as consolidated projects or may be purchased by newly formed joint ventures.
Total lots owned and controlled has increased 16% to 13,747 lots owned and controlled at December 31, 2013 from 11,842 lots at December 31, 2012. The increase is primarily attributable to significant land acquisition to increase lot count in core markets in order to support continued growth. Most notably during the year ended December 31, 2013, the Company had a net increase of 658 lots owned in the Northern California segment, and 508 lots owned in the Colorado segment.

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

	Successor	Predecessor	Combined	Predecessor	Increase (Decrease)
	Period from	Period from
	February 25 through December 31,	January 1 through February 24,	Year Ended December 31,
	2012	2012	2012	2011	Amount	%
Number of Net New Home Orders
Southern California	213	38	251	211	40	19%
Northern California	165	23	188	147	41	28%
Arizona	322	93	415	202	213	105%
Nevada	247	21	268	109	159	146%
Colorado	9	—	9	—	9	N/M
Total	956	175	1,131	669	462	69%
Cancellation Rate			14%	18%	(4)%
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

	Successor	Predecessor
	Year Ended December 31,		Increase (Decrease)
	2012	2011	Amount	%
Average Number of Sales Locations
Southern California	6	7	(1)	(14)%
Northern California	3	4	(1)	(25)%
Arizona	3	2	1	50%
Nevada	6	6	—	—%
Total	18	19	(1)	(5)%

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
In Colorado, the dollar amount of backlog was $33.1 million as of December 31, 2012, with no comparable amount as of December 31, 2011.

	Successor	Predecessor	Combined	Predecessor	Increase (Decrease)
	Period from	Period from
	February 25 through December 31,	January 1 through February 24,	Year Ended December 31,
	2012	2012	2012	2011	Amount	%
Number of Homes Closed
Southern California	228	13	241	223	18	8%
Northern California	170	15	185	141	44	31%
Arizona	291	27	318	135	183	136%
Nevada	181	12	193	115	78	68%
Colorado	13	—	13	—	13	N/M
Total	883	67	950	614	336	55%

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

	Successor	Predecessor	Combined	Predecessor	Increase (Decrease)
	Period from	Period from
	February 25 through December 31,	January 1 through February 24,	Year Ended December 31,
	2012	2012	2012	2011	Amount	%
		(dollars in thousands)
Home Sales Revenue
Southern California	$99,671	$5,640	$105,311	$110,969	$(5,658)	(5)%
Northern California	54,207	4,250	58,457	54,141	4,316	8%
Arizona	47,989	4,316	52,305	20,074	32,231	161%
Nevada	37,307	2,481	39,788	21,871	17,917	82%
Colorado	5,436	—	5,436	—	5,436	N/M
Total	$244,610	$16,687	$261,297	$207,055	$54,242	26%
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

	Successor	Predecessor	Combined	Predecessor	Increase (Decrease)
	Period from	Period from
	February 25 through December 31,	January 1 through February 24,	Year Ended December 31,
	2012	2012	2012	2011	Amount	%
Average Sales Price of Homes Closed
Southern California	$437,200	$433,800	$437,000	$497,600	$(60,600)	(12)%
Northern California	318,900	283,300	316,000	384,000	(68,000)	(18)%
Arizona	164,900	159,900	164,500	148,700	15,800	11%
Nevada	206,100	206,800	206,200	190,200	16,000	8%
Colorado	418,200	—	418,200	—	418,200	N/M
Total	$277,000	$249,100	$275,100	$337,200	$(62,100)	(18)%

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
During the year ended December 31, 2011, the Company recorded an impairment loss on real estate assets of $128.3 million. The impairment loss related to land under development and homes completed and under construction during the year ended December 31, 2011, resulted from (i) in certain projects, a decrease in home sales prices related to increased incentives and (ii) a decrease in sales absorption rates which increased the length of time of the project and increased period costs related to the project. During 2011, the Company updated project budgets and cash flows of each real estate project on a quarterly basis to determine whether the estimated remaining undiscounted future cash flows of the project are more or less than the carrying amount (net book value) of the asset. If the undiscounted cash flows were more than the net book value of the project, then there was no impairment. If the undiscounted cash flows were less than the net book value of the asset, then the asset was deemed to be impaired and was written-down to its fair value. During the 2011 period, the Company adjusted discount rates to a range of 18% to 22%.
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

Lots Owned and Controlled
The table below summarizes the Company’s lots owned and controlled as of the periods presented:

	Successor	Predecessor	Increase (Decrease)
	December 31,
	2012	2011	Amount	%
Lots Owned
Southern California	1,114	713	401	56%
Northern California	259	767	(508)	(66)%
Arizona	6,082	6,194	(112)	(2)%
Nevada	2,884	2,676	208	8%
Colorado	254	—	254	N/M
Total	10,593	10,350	243	2%
Lots Controlled(1)
Southern California	96	114	(18)	(16)%
Northern California	674	—	674	100%
Colorado	479	—	479	N/M
Total	1,249	114	1,135	996%
Total Lots Owned and Controlled	11,842	10,464	1,378	13%

(1)	Lots controlled may be purchased by the Company as consolidated projects or may be purchased by newly formed joint ventures.
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
In the year ended December 31, 2013, the Company delivered 1,360 homes, with an average selling price of approximately $383,300, and recognized home sales revenues and total revenues of $521.3 million and $572.5 million, respectively. The Company has experienced significant operating momentum since the beginning of 2012, during which time a variety of key housing, employment and other related economic statistics in our markets have increasingly demonstrated signs of recovery. This rebound in market conditions, when combined with the Company’s disciplined operating strategy, has resulted in seven consecutive quarters, year over year, of growth in net new home orders, home closings and unit backlog.
In the year ended December 31, 2013, net new home orders increased 17% to 1,322 in the 2013 period from 1,131 in the 2012 period, while home closings increased 43% to 1,360 in the 2013 period from 950 in the 2012 period. On a consolidated basis, the cancellation rate increased to 17% in the 2013 period compared to 14% in the 2012 period. In addition, homebuilding gross margin percentage and adjusted homebuilding gross margin percentage increased to 22.2% and 28.3%, respectively, for the year ended December 31, 2013, as compared to 16.6% and 25.9%, respectively, for the year ended December 31, 2012. The increase in gross margins is primarily related to an increase in net sales prices during the period and an increase in absorption, which decreases certain project related costs. The increase in gross margins is also attributed to the impact of fresh start accounting which resulted in a net decrease to the cost basis of our properties, which subsequently increased gross margins.
As of December 31, 2013, the Company is selling homes in 32 communities and had a consolidated backlog of 368 sold but unclosed homes, with an associated sales value of $199.5 million, representing a 9% decrease and a 73% increase in units and dollars, respectively, as compared to the backlog at December 31, 2012. The Company believes that the attractive fundamentals in its markets, its leading market share positions, its long-standing relationships with land developers, its significant land supply and its focus on providing the best possible customer experience positions the Company to capitalize on meaningful growth as the U.S. housing market continues to rebound.
On May 21, 2013, the Company completed its initial public offering (IPO) of 10,005,000 shares of Class A Common Stock, which consisted of 7,177,500 shares sold by the Company and 2,827,500 shares sold by a selling stockholder. The 10,005,000 shares in the offering were sold at a price to the public of $25.00 per share. The Company raised total net proceeds of approximately $163.7 million in the offering, after deducting the underwriting discount and offering expenses. The Company did not receive any proceeds from the sale of shares by the selling stockholder.
Since its IPO, the Company has access to the capital markets for liquidity while prudently managing leverage and the balance sheet. In October 2013 the Company issued an additional $100.0 million in principal amount of 8 1/2% senior notes, as a "tack-on" to the the original issuance at price to par of 106.5% resulting in net proceeds of approximately $104.6 million. This transaction, coupled with the $100.0 million revolving credit facility entered into during August 2013 yields significant liquidity for the Company, while our debt to capital ratio is at 51% as of December 31, 2013.
In addition, the Company provides for its ongoing cash requirements with the proceeds identified above, as well as from internally generated funds from the sales of homes and/or land sales. During the year ended December 31, 2013, before land acquisitions, the Company generated cash from operations of $80.3 million. Including cash consumed by land acquisitions of $254.8 million, the Company had cash used in operations of $174.5 million during the year ended December 31, 2013. In addition, the Company has the option to use additional outside borrowing, form new joint ventures with partners that provide a substantial portion of the capital required for certain projects, and buy land via lot options or land banking arrangements. The Company has financed, and may in the future finance, certain projects and land acquisitions with construction loans secured by real estate inventories, seller-provided financing and land banking transactions. The Company may also draw on its revolving line of credit to fund land acquisitions, as discussed below.
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
On October 24, 2013, California Lyon completed the sale to certain purchasers of an additional $100.0 million in aggregate principal amount of its New Notes at an issue price of 106.5% of their aggregate principal amount, plus accrued interest from and including May 15, 2013, in a private placement, resulting in net proceeds of approximately $104.6 million including the premium on issuance.
As of December 31, 2013 the outstanding principal amount of the New Notes was $425 million. The New Notes bear interest at an annual rate of 8.5% per annum. Interest is payable semiannually in arrears on May 15 and November 15, commencing on May 15, 2013, and mature on November 15, 2020. The New Notes are senior unsecured obligations of California Lyon and are unconditionally guaranteed on a senior subordinated secured basis by Parent and by certain of Parent’s existing and future restricted subsidiaries. The New Notes and the guarantees rank senior to all of California Lyon’s and the guarantors’ existing and future unsecured senior debt and senior in right of payment to all of California Lyon’s and the guarantors’ future subordinated debt. The New Notes and the guarantees are and will be effectively junior to any of California Lyon’s and the guarantors’ existing and future secured debt.
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
Borrowings under the Revolver, the availability of which is subject to a borrowing base formula, are required to be guaranteed by the Company and certain of the Company’s wholly-owned subsidiaries, are secured by a pledge of all equity interests held by such guarantors, and may be used for general corporate purposes. As of December 31, 2013, the Company had not drawn any amounts under this facility, but had issued a letter of credit of $4.0 million.

Construction Notes Payable
In December 2013, the Company entered into a construction notes payable agreement. The agreement has total availability under the facility of $18.6 million, to be drawn for land development and construction of one of its joint venture projects. The facility consists of an $11.5 million revolving facility and a $7.1 million promissory note. The facility matures in January 2016 and bears interest at the Company's option of either LIBOR +3.0% or the primate rate +1.0. At December 31, 2013 the interest rate on the facility was 4.25%, and the Company had $2.2 million outstanding.
In June 2013, the Company entered into a construction note payable agreement. The agreement has total availability under the facility of $28.0 million, to be drawn for land development and construction on one of its joint venture projects. The loan matures in June 2016 and bears interest at the prime rate +0.5%, with a rate floor of 4.0%, which was the interest rate as of December 31, 2013. As of December 31, 2013, the Company had borrowed $21.2 million under this facility. The loan will be repaid with proceeds from home closings of the project, is secured by the underlying project, and is guaranteed by the Company.
In September 2012, the Company entered into a construction note payable agreement has total availability under the facility of $17.0 million, to be drawn for land development and construction on one of its joint venture projects. The loan matures in March 2015 and bears interest at prime rate +1%, with a rate floor of 5.0%, which was the interest rate as of December 31, 2013. At December 31, 2013 and December 31, 2012, the Company had borrowed $0.9 million and $5.4 million under this facility. The loan will be repaid with proceeds from home closings of the project and is secured by the underlying project.

Net Debt to Total Capital
The Company’s ratio of net debt to total capital was 39.7% and 65.0% as of December 31, 2013 and 2012, respectively. The ratio of net debt to total capital is a non-GAAP financial measure, which is calculated by dividing notes payable and Senior Notes, net of cash and cash equivalents and restricted cash, by total capital (notes payable and Senior Notes, net of cash and cash equivalents and restricted cash, plus redeemable convertible preferred stock and total equity (deficit)). The Company believes this calculation is a relevant and useful financial measure to investors in understanding the leverage employed in its operations, and may be helpful in comparing the Company with other companies in the homebuilding industry to the extent they provide similar information. See table set forth below reconciling this non-GAAP measure to the ratio of debt to total capital.

	Successor
	December 31,
	2013	2012
	(dollars in thousands)
Notes payable and Senior Notes	$469,355	$338,248
Redeemable convertible preferred stock	—	71,246
Total equity (deficit)	450,794	72,119
Total capital	$920,149	$481,613
Ratio of debt to total capital	51.0%	70.2%
Notes payable and Senior Notes	$469,355	$338,248
Less: Cash and cash equivalents and restricted cash	(172,526)	(71,928)
Net debt	296,829	266,320
Redeemable convertible preferred stock	—	71,246
Total equity (deficit)	450,794	72,119
Total capital	$747,623	$409,685
Ratio of net debt to total capital	39.7%	65.0%
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
The Company participates in one land banking arrangement that is not a variable interest entity in accordance with FASB ASC Topic 810, Consolidation, (“ASC 810”), but is consolidated in accordance with FASB ASC Topic 470, Debt, (“ASC 470”). Under the provisions of ASC 470, the Company has determined it is economically compelled, based on certain factors, to purchase the land in the land banking arrangement. Therefore, the Company has recorded the remaining purchase price of the land of $13.0 million as of December 31, 2013, which is included in real estate inventories not owned and liabilities from inventories not owned in the accompanying balance sheet.
Summary information with respect to the Company’s land banking arrangements is as follows as of the periods presented (dollars in thousands):

	Successor
	December 31,
	2013	2012
Total number of land banking projects	1	1
Total number of lots	610	610
Total purchase price	$161,465	$161,465
Balance of lots still under option and not purchased:
Number of lots	65	199
Purchase price	$12,960	$39,029
Forfeited deposits if lots are not purchased	$9,210	$27,734

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
As of December 31, 2013 and 2012, the Company’s had no investment in and advances to unconsolidated joint ventures.
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

Cash Flows — Comparison of Year Ended December 31, 2013 to Year Ended December 31, 2012
For the comparison of the Successor entity for the year ended December 31, 2013 and the Successor entity from February 25, 2012 through December 31, 2012, the comparison of cash flows is as follows:

•
Net cash (used in) provided by operating activities increased to a use of $174.5 million in the 2013 period from a source of $50.0 million in the 2012 period. The change was primarily a result of a net increase in real estate inventories-owned of $234.1 million compared to a decrease of $30.3 million in the 2012 period, primarily driven by $254.8 million of land acquisitions during the 2013 period. These uses of cash were partially offset by (i) net income of $135.6 million in the 2013 period (including the non-cash reversal of $95.6 million of valuation allowances recorded against deferred tax assets) compared to a net loss of $6.9 million in the 2012 period, and (ii) an increase in accrued expenses of $18.6 million in the 2013 period compared to an increase of $9.8 million in the 2012 period, due to an increase in taxes payable and the timing of payments.

•
Net cash used in investing activities decreased to a use of $3.8 million in the 2013 period compared to a use of $33.5 million in the 2012 period. The change was primarily a result of (i) net cash paid in the 2012 period of $33.2 million related to the acquisition of our Colorado division, with no comparable amount in the 2013 period, and (ii) purchases of property, plant, and equipment of $3.8 million in the 2013 period compared to $0.3 million in the 2012 period.

•
Net cash provided by (used in) financing activities increased to a source of $278.9 million in the 2013 period from a use of $25.9 million in the 2012 period. The increase was primarily as a result of (i) proceeds from issuance of common stock of $179.4 million, less offering costs of $15.8 million, in the 2013 period related to the Company's initial public offering, compared to proceeds from the issuance of common stock of $16.0 million related to the issuance of 1,847,041 shares of the company’s common stock to Paulson & Co in the 2012 period, (ii) proceeds from borrowings on notes payable of $73.6 million in the 2013 period compared to $13.2 million in the 2012 period, (iii)principal payments on Senior Secured Term Loan of $235.0 million in the 2012 period with no comparable amount in the 2013 period, (iv) principal payments on Senior Subordinated Secured Notes of $75.9 million in the 2012 period with no comparable amount in the 2013 period, (v) principal payments on notes payable of $65.0 million in the 2013 period compared to $73.7 million in the 2012 period, and (vi) payment of deferred loan costs of $4.1 million in the 2013 period compared to $7.2 million in the 2012 period. These increases were partially offset by (i) proceeds from issuance of 8½% Senior Notes of $106.5 million in the 2013 period compared to $325.0 million in the 2012 period, and (ii) proceeds from issuance of convertible preferred stock of $14.0 million related to the issuance of 1,475,626 shares of the company’s convertible preferred stock to Paulson & Co in the 2012 period with no comparable amount in the 2013 period.

For the comparison of the Successor entity for the year ended December 31, 2013 and the Predecessor entity from January 1, 2012 through February 24, 2012, the comparison of cash flows is as follows:

•
Net cash used in operating activities increased to a use of $174.5 million in the 2013 period from a use of $17.3 million in the 2012 period. The change was primarily a result of (i) a net increase in real estate inventories-owned of $234.1 million compared to an increase of $7.0 million in the 2012 period, primarily driven by $254.8 million of land acquisitions during the 2013 period, (ii) a decrease in accounts payable in the 2013 period of $1.6 million compared to an increase in accounts payable of $4.6 million in the 2012 period due to the timing of payments, and (iii) an increase in receivables in the 2013 period of $6.1 million compared to a decrease of $0.9 million in the 2012 period. These increases in uses of cash were partially offset by (i) net reorganization items of $241.3 million in the 2012 period with no comparable amount in the 2013 period, (ii) net income of $135.6 million in the 2013 period (including the non-cash reversal of $95.6 million of valuation allowances recorded against deferred tax assets) compared to net income of $228.5 million in the 2012 period, and (iiii) an increase in accrued expenses of $18.6 million in the 2013 period compared to a decrease of $3.9 million in the 2012 period, due to an increase in taxes payable and the timing of payments.

•
Net cash used in investing activities decreased to a use of $3.8 million in the 2013 period compared to zero in the 2012 period. The 2013 activity relates to purchases of property, plant, and equipment in the 2013 period of $3.8 million.

•
Net cash provided by financing activities increased to a source of $278.9 million in the 2013 period from $77.8 million in the 2012 period. The increase was primarily as a result of (i) proceeds from issuance of common stock of $179.4 million, less offering costs of $15.8 million, in the 2013 period related to the Company's initial public offering, with no comparable amount in the 2012 period, (ii) proceeds from issuance of 8½% Senior Notes of $106.5 million in the 2013 period with no comparable amount in the 2012 period and (iii) proceeds from borrowings on notes payable of $73.6 million in the 2013 period with no comparable amount in the 2012 period. These increases were partially offset by (i) principal payments on notes payable of $65.0 million in the 2013 period compared to $0.6 million in the 2012 period (ii) proceeds from preferred stock of $50.0 million in the 2012 period with no comparable amount in the 2013 period, (iii) proceeds from reorganization of $31.0 million in the 2012 period with no comparable amount in the 2013 period, and (iv)payment of deferred loan costs of $4.1 million in the 2013 period compared to $2.5 million in the 2012 period

Based on the aforementioned, the Company believes they have sufficient cash and sources of financing for at least the next twelve months.

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
The Company’s contractual obligations consisted of the following at December 31, 2013 (in thousands):

	Payments due by period
	Total(1)	Less than 1 year (2014)	1-3 years (2015-2016)	3-5 years (2017-2018)	More than 5 years
Notes Payable	$38,060	$1,762	$36,298	$—	$—
Notes Payable interest	3,589	1,842	1,747	—	—
Senior Notes	425,000	—	—	—	425,000
Senior Notes interest	251,370	36,125	72,250	72,250	70,745
Operating leases	8,658	1,951	2,119	1,757	2,831
Surety bonds	69,947	57,272	12,670	5	—
Purchase obligations:
Land purchases and option commitments(2)	289,771	206,149	83,622	—	—
Project commitments(3)	102,648	22,634	80,014	—	—
Total	$1,189,043	$327,735	$288,720	$74,012	$498,576

(1)
The summary of contractual obligations above includes interest on all interest-bearing obligations. Interest on all fixed rate interest-bearing obligations is based on the stated rate and is calculated to the stated maturity date. Interest on all variable rate interest bearing obligations is based on the rates effective as of December 31, 2013 and is calculated to the stated maturity date.

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
Under FASB ASC Topic 360, when indicators of impairment are present the Company is required to make certain assumptions to estimate undiscounted future cash flows of a project, which include: (i) estimated sales prices, including sales incentives, (ii) anticipated sales absorption rates and sales volume, (iii) project costs incurred to date and the estimated future costs of the project based on the project budget, (iv) the carrying costs related to the time a project is actively selling until it closes the final unit in the project, and (v) alternative strategies including selling the land to a third-party or temporarily suspending development on the project. Interest incurred allocated to each project is included in future cash flows at effective borrowing rates of 11% for the reporting periods ended March 31, June 30, September 30 and December 31, 2012, which would yield discount rates of 21% to 29% for the 2012 period. Interest incurred allocated to each project is included in future cash flows at effective borrowing rates of 11% for the reporting periods ended March 31, June 30, September 30 and December 31, 2011, which would yield discount rates of 21% to 29% for the 2011 period. Interest allocated to each project for cash flows in 2013 and beyond was 8.75% based on the Company’s capital structure at the time of the analysis. During the year ended December 31, 2013, no indicators of impairment were noted by the Company.
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
The following table summarizes inventory impairment charges recorded during the year ended December 31, 2013, the period from February 25, 2012 through December 31, 2012, the period from January 1, 2012 through February 24, 2012, and the year ended December 31, 2011:

	Successor		Predecessor
	Year Ended December 31,	Period from February 25 through December 31, 2012	Period from January 1 through February 24, 2012	Year Ended December 31,
	2013			2011
		(dollars in thousands)
Inventory impairments related to:
Land under development and homes completed and under construction	$—	$—	$—	$34,835
Land held for future development or sold	—	—	—	93,479
Total inventory impairments	$—	$—	$—	$128,314
Number of projects impaired during the year	—	—	—	16
Number of projects assessed for impairment during the year	—	—	—	42
The Company evaluates homebuilding assets for impairment when indicators of impairments are present. Indicators of potential impairment include, but are not limited to, a decrease in housing market values, sales absorption rates, and sales prices. On February 24, 2012, the Company adopted fresh start accounting under ASC 852, Reorganizations, and recorded all real estate inventories at fair value. For the year ended December 31, 2013, the period from February 25, 2012 through December 31, 2012, and the period from January 1, 2012 through February 24, 2012 there were no impairment charges recorded.
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
These charges were included in impairment loss on real estate assets in the consolidated statements of operations. The impairment charges recorded during the 2011 period noted above stemmed from lower home prices which were driven by increased incentives and discounts resulting from weakened demand experienced during 2007 through 2011.
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
As of December 31, 2013 and 2012, the Company had three and two joint ventures, respectively, which were deemed to be VIEs under ASC 810 for which the Company is considered the primary beneficiary. The Company manages the joint ventures, by using its sales, development and operations teams and has significant control over these projects and therefore the power to direct the activities that most significantly impact the joint venture’s performance, in addition to being obligated to absorb expected losses or receive benefits from the joint venture, and therefore the Company is deemed to be the primary beneficiary of these VIEs.
Under ASC 810, a non-refundable deposit paid to an entity is deemed to be a variable interest that will absorb some or all of the entity’s expected losses if they occur. Our land purchase and lot option deposits generally represent our maximum exposure to the land seller if we elect not to purchase the optioned property. In some instances, we may also expend funds for due diligence, development and construction activities with respect to optioned land prior to takedown. Such costs are classified as inventories owned, which we would have to write-off should we not exercise the option. Therefore, whenever we enter into a land option or purchase contract with an entity and make a non-refundable deposit, a VIE may have been created. As of December 31, 2013 and December 31, 2012, the Company was not required to consolidate any VIEs nor did the Company write-off any costs that had been capitalized under lot option contracts. In accordance with ASC 810, we perform ongoing reassessments of whether we are the primary beneficiary of a VIE.
Income Taxes
The Company accounts for income taxes in accordance with ASC 740, Income Taxes ("ASC 740"). ASC 740 requires an asset and liability approach for measuring deferred taxes based on temporary and permanent differences between the financial statement and tax bases of assets and liabilities existing at each balance sheet date using enacted tax rates for years in which taxes are expected to be paid or recovered. Under ASC 740, a Company is required to reduce its deferred tax assets by a valuation allowance if, based on the the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized. The valuation allowance recorded must be sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized. The ultimate realization of a deferred tax asset depends on the Company's ability to generate future taxable income in periods in which the related temporary differences become deductible, and can also be affected by changes in existing tax laws.
The Company performs an assessment of the realizability of its deferred tax assets on a quarterly basis. In performing this assessment, the Company must evaluate all available evidence, both positive and negative. Factors considered in this assessment include the nature, frequency, and severity of current and cumulative losses, forecasts of future profitability, the length of statutory carryforward periods, the Company's experience with operating losses and its ability to utilize past tax credit carryforwards prior to their expiration, and tax planning alternatives. This process requires significant judgment on the part of management, and differences between forecasted and actual outcomes of these future tax consequences could have a material impact on the Company's consolidated financial position and results of operations. Changes in existing tax laws and tax rates also affect actual tax results and the valuation of deferred tax assets over time.
As of December 31, 2012, the Company had generated significant deferred tax assets through its operations, but as a result of the Company's ongoing assessments had determined that it was not more likely than not that the Company would be able to utilize these assets. As a result, the Company had recorded a full valuation allowance against the $200.0 million deferred tax asset balance. During the quarter ended December 31, 2013, the Company determined that it would be able to utilize $95.6 million of its deferred tax assets, and recognized an income tax benefit in its results of operations in this amount. This conclusion was based upon the recent operating results of the Company, most notably three consecutive quarters of net income, reduced interest expense as a result of the 2012 restructure, and eight consecutive quarters of period over period growth in net new home orders, home closings, and dollar value of backlog, in addition to continued improving conditions in the single family home market. As of December 31, 2013, the Company maintained a valuation allowance of $4.0 million against a portion of its deferred tax assets. The Company will continue to assess the realizability of it deferred tax assets, and to the extent that it is more likely than not that it will be able to utilize these assets will be able to reduce the recorded valuation allowance and recognize additional income tax benefits, thereby reducing the Company's effective tax rate. Conversely, should the Company recognize significant operating losses in the future, it may determine that it is no longer more likely than not that the Company will utilize its deferred tax assets, and may record future valuation allowances.

Related Party Transactions
See Item 13 of Part III of this Annual Report, “Certain Relationships and Related Party Transactions, and Director Independence” and Note 12 of “Notes to Consolidated Financial Statements” for the year ended December 31, 2013 for a description of the Company’s transactions with related parties.
Recent Events
None.
Recently Issued Accounting Standards
See Note 1 of “Notes to Consolidated Financial Statements” for a description of the recently issued accounting standards.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
The Company’s exposure to market risk for changes in interest rates relates to the Company’s floating rate debt with a total outstanding balance at December 31, 2013 of $24.2 million where the interest rate is variable based upon certain bank reference or prime rates. The average prime rate during the year ended December 31, 2013 was 3.25%. If variable interest rates were to increase by 10%, there would be no impact on the Company’s consolidated financial statements because the outstanding debt has an interest rate floor of 4.0% to 5.0%.
The following table presents principal cash flows by scheduled maturity, interest rates and the estimated fair value of our long-term fixed rate debt obligations as of December 31, 2013 (dollars in thousands):

	Year ended December 31,							Fair Value at December 31, 2013
	2014	2015	2016	2017	2018	Thereafter	Total
Fixed rate debt	$1,761	$12,101	$—	$—	$—	$431,295	$445,157	$480,739
Interest rate	3.0%	7.0%	—	—	—	8.5%	—	—
The Company does not utilize swaps, forward or option contracts on interest rates, foreign currencies or commodities, or other types of derivative financial instruments as of or during the year ended December 31, 2013. The Company does not enter into or hold derivatives for trading or speculative purposes.

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
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
  As of the end of the period covered by this annual report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e), including controls and procedures to timely alert management to material information relating to William Lyon Homes and subsidiaries required to be included in our periodic SEC filings. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error and mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of controls.
The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions or because the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.
Management’s Annual Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control-Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Executive Officers and Directors
Our board of directors currently consists of eight members. Each director will hold office until the Company’s next Annual Meeting and until his successor is duly elected and qualified. The executive officers of the Company are chosen annually by the board of directors and each holds office until his or her successor is chosen and qualified or until his or her death, resignation or removal. Officers serve at the discretion of the board of directors, subject to rights, if any, under contracts of employment. There are no family relationships between any director or executive officer and any other director or executive officer of the Company, except for General William Lyon and William H. Lyon, who are father and son.

Name	Age	Position
General William Lyon	91	Chairman of the Board of Directors and Executive Chairman
William H. Lyon	40	Director, Chief Executive Officer
Matthew R. Zaist	39	President and Chief Operating Officer
Colin T. Severn	43	Vice President and Chief Financial Officer
Richard S. Robinson	67	Senior Vice President Finance and Acquisition
Douglas K. Ammerman (a, b, c, d)	62	Director
Michael Barr	43	Director
Gary H. Hunt (a, b, c)	65	Director
Matthew R. Niemann (a, b, c, d)	49	Director
Nathaniel Redleaf (c, d)	29	Director
Lynn Carlson Schell (a, b, c, d)	53	Director

(a)	Member of the Audit Committee

(b)	Member of the Compensation Committee

(c)	Member of the Nominating and Corporate Governance Committee

(d)	Member of the Corporate Finance Committee
Directors
The following is a biographical summary of the experience of our directors:
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

William H. Lyon, Chief Executive Officer, worked full time with the former William Lyon Homes from November 1997 through November 1999 as an assistant project manager, has been employed by the Company since November 1999 and has been a member of the Board since January 25, 2000. Since joining the Company as assistant project manager, Mr. Lyon has served as a Project Manager, the Director of Corporate Development (beginning in 2002), the Director of Corporate Affairs (from February 2003 to February 2005), Vice President and Chief Administrative Officer (from February 2005 to March 2007), and Executive Vice President and Chief Administrative Officer (from March 2007 to March 2009). Mr. Lyon also actively served as the President of William Lyon Financial Services from June 2008 to April 2009. Effective on March 18, 2009, Mr. Lyon was appointed as President and Chief Operating Officer of the Company. In his current role as Chief Executive Officer, Mr. Lyon is responsible for the overall strategic leadership of the Company working closely with the Executive Chairman and executive leaders to establish implement and direct the long-range goals, strategies, plans and policies of the Company. Mr. Lyon is Chairman of the Company’s Management Development and Risk Management Committee and Vice Chair of the Executive Committee. Mr. Lyon is also a member of the Company’s Land Committee. Mr. Lyon is a member of the Board of Directors of Commercial Bank of California, Pretend City Children’s Museum in Irvine, CA and The Bowers Museum in Santa Ana, CA. Mr. Lyon holds a dual B.S. in Industrial Engineering and Product Design from Stanford University. Mr. Lyon is the son of General William Lyon.
With over 15 years of service with our Company, Mr. Lyon brings to our board of directors significant executive and real estate development and homebuilding industry experience, as well as an in-depth understanding of the Company’s business model and operations.
Douglas K. Ammerman was appointed to the board of directors on February 27, 2007. Mr. Ammerman’s business career includes almost three decades of service with KPMG, independent public accountants, until his retirement in 2002. He was the Managing Partner of the Orange County office and was a National Partner in Charge-Tax. He is a certified public accountant (inactive). Since 2005, Mr. Ammerman has served as a member of the Board of Directors of Fidelity National Financial (a company listed on the New York Stock Exchange), where he also serves as Chairman of the Audit Committee. Mr. Ammerman is also a member of the Board of Directors of Remy International, Inc. (a company listed on the NASDAQ Stock Market), Stantec Inc. (a company listed on the New York Stock Exchange) and El Pollo Loco, for each of which he also serves as Chairman of the Audit Committee. In addition, during the past five years Mr. Ammerman had served as a member of the Board of Directors of Quiksilver (a company listed on the New York Stock Exchange), where he served as Chairman of the Audit Committee and a member of both the Compensation and Nominating and Corporate Governance committees. Mr. Ammerman has served as a director of The Pacific Club for twelve years and is a past president. He also has served as a director of the UCI Foundation for fourteen years. Mr. Ammerman holds a B.A. in Accounting from California State University, Fullerton, and a master’s degree in Business Taxation from University of Southern California.
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
Michael Barr was appointed to the board of directors on November 7, 2012 to fill a new Board seat created in connection with the investment of affiliates of Paulson in the Company. Mr. Barr currently serves as Portfolio Manager for the Paulson Real Estate Funds where he is responsible for all aspects of the real estate private equity business. He is also a partner in Paulson, which he joined in 2008.
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
Mr. Hunt currently serves on the boards of Glenair Corporation, University of California, Irvine Foundation and is Chairman of CT Realty. He formerly was a member and lead independent director of Grubb & Ellis Corporation and for sixteen months served as interim President and CEO.

Matthew R. Niemann was appointed to the board of directors on February 25, 2012. Mr. Niemann is a Managing Director and Head of Houlihan Lokey Capital’s Real Estate Investment Banking Group. He is a senior member of Houlihan’s Financial Restructuring business, and first joined the firm in 1999. Before rejoining Houlihan in 2008, Mr. Niemann spent three years with Cerberus Capital and served as senior managing director and chief strategic officer of GMAC ResCap (a Cerberus portfolio company) in charge of strategy for its $5.0 billion portfolio of builder and developer real estate investments. Mr. Niemann has been involved as a principal or advisor in a wide range of M&A, financing, restructuring and real estate transactions throughout his career, and is a frequent speaker and regularly testifies as an expert in these areas. Earlier in his career, Mr. Niemann was with PricewaterhouseCoopers and practiced law for several years in the Corporate, Banking & Real Estate practice of Bryan Cave in St. Louis. Mr. Niemann holds a law and finance degree from St. Louis University. He was a guest lecturer at the Kellogg Graduate School of Management at Northwestern University in Chicago; a member of the Ph.D. Dissertation Committee at Webster University; and has also served on the Board of Directors and Executive Committee (Treasurer) of the Ronald McDonald Houses of Greater St. Louis.
With extensive experience as an attorney, financial advisor and investment principal, Mr. Niemann brings to the board of directors demonstrated leadership skills and expertise in capital markets, real estate investment and finance.
Nathaniel Redleaf was appointed to the board of directors on February 25, 2012. Since 2006, he has served as an analyst at Luxor Capital Group, LP, which serves as the investment manager to a number of private investment funds. In his role at the firm, Mr. Redleaf focuses primarily on the homebuilding, commercial real estate, finance and gaming sectors. Mr. Redleaf currently serves as a member of the board of directors of Innovate Managed Holdings LLC and Eastland Tire Australia Pty. He holds a degree in Political Economy of Industrial Societies from UC Berkeley.
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
Executive Officers
The following is a biographical summary of the experience of our executive officers:
General William Lyon's and William H. Lyon's biographies are set forth under the heading "Directors" above.

Matthew R. Zaist, President and Chief Operating Officer, joined the Company in 2000 as the Company’s Chief Information Officer. Since joining the Company, Mr. Zaist has served in a number of corporate operational roles, including Executive Vice President from January 2010 to March 2013 and previously, Corporate Vice President-Business Development & Operations from April 2009 to January 2010. Prior to that, Mr. Zaist served as Project Manager and Director of Land Acquisition for the Company’s Southern California Region. In his current role, Mr. Zaist is responsible for the overall management of the Company’s operations and is a member of the Company’s Executive Committee, Chairman of the Company’s Land Committee and Vice Chairman of the Company’s Management Development and Risk Management Committee. In his most recent role as Executive Vice President, Mr. Zaist oversaw and managed the Company’s restructuring efforts and successful recapitalization. Mr. Zaist is a member of the Executive Committee for the University of Southern California’s Lusk Center for Real Estate. Prior to joining William Lyon Homes, Mr. Zaist was a principal with American Management Systems (now CGI) in their State & Local Government practice. Mr. Zaist holds a B.S. from Rensselaer Polytechnic Institute in Troy, New York.
Colin T. Severn, Vice President and Chief Financial Officer , joined the Company in December 2003, and served in the role of Financial Controller until April 3, 2009. From April 3, 2009, Mr. Severn served as Vice President, Corporate Controller and Corporate Secretary until his promotion to Chief Financial Officer by approval of the board of directors of the Company on August 11, 2009. Mr. Severn continued to serve as the Company's Corporate Secretary until November 2013. Mr. Severn oversees the Company’s accounting and finance, treasury, and investor relations functions. Mr. Severn is a member of the Company’s Land Committee. Mr. Severn is a CPA (inactive) and has more than 16 years of experience in real estate accounting and finance, including positions with an international accounting firm, and other real estate and homebuilding companies. Mr. Severn holds a B.A. in Business Administration with concentrations in Accounting and Finance from California State University, Fullerton.
Richard S. Robinson, Senior Vice President of Finance and Acquisition, has held this title and served in this capacity since joining the Company in 1999 when it acquired substantially all of the assets of the former William Lyon Homes, where Mr. Robinson had served since May 1997 as Senior Vice President, and as Vice President-Treasurer and other administrative positions at The William Lyon Company or one of its subsidiaries or affiliates since he was hired in June 1979. His experience in residential real estate development and homebuilding finance totals more than 30 years.
Board of Directors
Our board of directors consists of eight directors, seven of whom were appointed pursuant to the Plan and one of whom was initially appointed to fill a newly created board seat in connection with the Paulson Subscription Agreement, and each of whom were subsequently duly elected by the stockholders of the Company at the 2013 annual meeting held on April 29, 2013. The current directors will hold office until the annual meeting of stockholders to be held in 2014 and until his or her successor is duly elected and qualified, or until his or her earlier resignation or removal. On May 15, 2013, certain funds and accounts managed by Luxor Capital Group, LP, or the Luxor Investor, WLH Recovery Acquisition LLC, or the Paulson Investor, and Lyon Shareholder 2012, LLC, or the Lyon Investor, entered into a stockholders agreement pursuant to which the Luxor Investor, Paulson Investor and Lyon Investor agreed to vote their voting shares at any annual or special meeting of the Company’s stockholders to elect one (1) person proposed by the Paulson Investor, three (3) people proposed by the Luxor Investor, and two (2) people proposed by the Lyon Investor, to serve on our board of directors, in each case subject to certain sunset provisions based on then current ownership levels of such investors and subject to other terms and conditions as set forth in the agreement. We refer to such agreement herein as the “Stockholders Agreement,” and we are not party to the Stockholders Agreement. As of March 17, 2014, the Luxor Investor, Paulson Investor and Lyon Investor collectively control approximately 76% of the total voting power of the Company’s outstanding capital stock, assuming exercise in full of the outstanding warrant to purchase additional shares of Class B Common Stock held by the Lyon Investor, and the Stockholders Agreement applies to the election of up to five (5) seats on our board of directors, based on the ownership levels as of such date. Other than as provided for in the Plan, the Paulson Subscription Agreement or the Stockholders Agreement, we are not aware of any understandings between the directors or any other persons pursuant to which such individuals were elected as directors or are to be selected as a director or nominee in the future.

Pursuant to our Third Amended and Restated Certificate of Incorporation, or the Certificate of Incorporation, and our Amended and Restated Bylaws, or the bylaws, the total number of directors constituting our board of directors shall be fixed exclusively by the board of directors. Until the date on which shares of our Class B Common Stock are no longer outstanding, or the Triggering Date, all directors will be elected, appointed and removed by all common stockholders voting as a single class, with each share of Class A Common Stock having one vote and each share of Class B Common Stock having five votes. Until the Triggering Date, each of the members of our board of directors will be elected at an annual meeting of the stockholders and hold office until the next annual meeting of the stockholders, and until his or her successor is duly elected and qualified, or until his or her earlier death, resignation, removal or disqualification.
The Certificate of Incorporation provides further that on the Triggering Date, our board of directors will be divided into three classes to be comprised of the directors in office, as determined by the directors in office, with each class serving for a staggered three-year term. From the Triggering Date, Class I directors will serve an initial one-year term expiring at the first annual meeting of stockholders following the Triggering Date. Class II directors will serve an initial two-year term expiring at the second annual meeting of stockholders following the Triggering Date. Class III directors will serve an initial three-year term expiring at the third annual meeting of stockholders following the Triggering Date. Upon the expiration of the initial term of each class of directors, the directors in that class will be eligible to be elected for a new three-year term. Our directors will hold office until their successors have been elected and qualified or until their earlier death, resignation, disqualification or removal. After our board of directors is classified as described in the foregoing, no director may be removed except for cause and only with the affirmative vote of at least 66 2/3% in voting power of all the then-outstanding shares of stock of the Company entitled to vote thereon, voting together as a single class.
Subject to the special rights of any series of preferred stock to elect directors, vacancies and newly created directorships resulting from any increase in the authorized number of directors may be filled only by a majority of the directors then in office, although less than a quorum, or by a sole remaining director, and not by stockholders, and the directors so chosen will hold office until the next annual or special meeting of stockholders called for that purpose and until their successors are duly elected and qualified, or until their earlier resignation or removal.
The board of directors seeks to ensure that the board of directors is composed of members whose particular experience, qualifications, attributes and skills, when taken together, will allow the board of directors to satisfy its oversight responsibilities effectively. New directors are approved by the board of directors after recommendation by the Nominating and Corporate Governance Committee. In identifying candidates for director, the Nominating and Corporate Governance Committee and the board of directors take into account (1) the comments and recommendations of board members regarding the qualifications and effectiveness of the existing board of directors, or additional qualifications that may be required when selecting new board members, (2) the requisite expertise and sufficiently diverse backgrounds of the board of directors’ overall membership composition, (3) the independence of outside directors and other possible conflicts of interest of existing and potential members of the board of directors and (4) all other factors it considers appropriate.

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
Board Meetings
Our board of directors held 15 meetings during fiscal year 2013. During fiscal year 2013, all incumbent directors attended at least 75% of the combined total of (i) all board of directors meetings and (ii) all meetings of committees of the board of directors of which the incumbent director was a member. In February 2014, the board of directors adopted a policy that all directors attend the annual meeting of stockholders, either in person or telephonically, absent unusual circumstances, commencing with the 2014 annual stockholder meeting.
Committees of the Board of Directors
We currently have four standing committees: an audit committee, a compensation committee, a nominating and corporate governance committee and a corporate finance committee. The charters of all four of our standing board committees are available on our website, www.lyonhomes.com, under the Company-Governance section. The inclusion of our website address herein does not include or incorporate by reference the information on our website into this Annual Report on Form 10-K.

Audit Committee
The Company has a standing Audit Committee, which is chaired by Douglas Ammerman and consists of Messrs. Ammerman, Hunt and Niemann and Ms. Schell. The board of directors has determined that each of these directors is independent as defined by the applicable rules of the NYSE and the SEC, and that each member of the Audit Committee meets the financial literacy and experience requirements of the applicable SEC and NYSE rules. In addition, the board of directors has determined that Mr. Ammerman is an “audit committee financial expert” as defined by the SEC. Except for Mr. Ammerman, none of the Audit Committee members serves on the Audit Committee of more than three public companies. The board of directors has determined that Mr. Ammerman’s simultaneous service on the audit committee of more than three public companies does not impair his ability to effectively serve on the Audit Committee. The Audit Committee met six times in 2013.
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
Audit Committee Report
Our Audit Committee issued the following report for inclusion in this Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
1. The Audit Committee has reviewed and discussed the audited consolidated financial statements for the year ended December 31, 2013 with management of William Lyon Homes and with William Lyon Homes’ independent registered public accounting firm, KPMG LLP.
2. The Audit Committee has discussed with KPMG LLP those matters required by Statement on Auditing Standards 16, “Communications with Audit Committees,” as adopted by the Public Company Accounting Oversight Board (the “PCAOB”).

3. The Audit Committee has received and reviewed the written disclosures and the letter from KPMG LLP required by the PCAOB regarding KPMG LLP’s communications with the Audit Committee concerning the accountant’s independence, and has discussed with KPMG LLP its independence from William Lyon Homes and its management.
    4. Based on the review and discussions referenced to in paragraphs 1 through 3 above, the Audit Committee recommended to our Board of Directors that the audited consolidated financial statements for the year ended December 31, 2013 be included in the Annual Report on Form 10-K for that year for filing with the SEC.

THE AUDIT COMMITTEE
Douglas K Ammerman, Chairman
Matthew R. Niemann
Gary H. Hunt
Lynn Carlson Schell
Compensation Committee
The Company has a standing Compensation Committee, which is chaired by Matthew R. Niemann and consists of Messrs. Hunt, Ammerman and Niemann and Ms. Schell. Our board of directors has determined that each of these directors is independent under NYSE rules. The Compensation Committee met four times in 2013.
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
In March 2012, the Compensation Committee retained Christenson Advisors, or Christenson, as its compensation consultant to advise the Compensation Committee with respect to various elements of the Company’s executive compensation pay structure for 2012 and into 2013. In November 2013, the Compensation Committee retained Mercer (US) Inc., or Mercer, as its independent compensation consultant to advise on executive and director compensation matters for the remainder of 2013 and into 2014. The Compensation Committee has reviewed the independence of Christenson’s and Mercer’s advisory role relative to the six consultant independence factors adopted by the SEC to guide listed companies in determining the independence of their compensation consultants, legal counsel and other advisers. Following its review, the Compensation Committee has determined that no conflict of interest arose from the work performed by Christenson or Mercer during the year ended December 31, 2013 or thereafter (in the case of Mercer).
Nominating and Corporate Governance Committee
The Company has a standing Nominating and Corporate Governance Committee, which is chaired by Gary H. Hunt and consists of Messrs. Hunt, Ammerman, Niemann and Redleaf and Ms. Schell. Our board of directors has determined that each of these directors is independent under NYSE rules. The Nominating and Corporate Governance Committee met three times in 2013.
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

•
monitor our corporate governance principles and practices and make recommendations to our board of directors regarding governance matters, including the Certificate of Incorporation, our bylaws and charters of our committees; and

•	retain, in its sole discretion, its own separate advisors.
Corporate Finance Committee
The Company has a standing Corporate Finance Committee, which is co-chaired by Mr. Niemann and Ms. Schell, and consists of Messrs. Ammerman, Niemann and Redleaf (effective as of February 2014) and Ms. Schell, in order to consider and make recommendations to the board of directors regarding issues impacting the financial structure and strategic direction of the Company, including, but not limited to, stock and debt issuance and repurchase policies, stock splits and other proposed changes to the Company’s capital structure, mergers, acquisitions and divestiture activities, and strategic partnerships and investments. The charter of the Corporate Finance Committee provides that each member of the Corporate Finance Committee must be a non-employee director and must be independent, as defined under applicable law and stock exchange rules.
Pursuant to its charter, the primary responsibilities of our Corporate Finance Committee are, among other things, as follows:

•	serve as the designated subcommittee of the board of directors for the pricing of debt and equity offerings, including this offering, as directed by the board of directors;

•
review and make recommendations to the board of directors regarding changes in the Company’s capital structure, including, but not limited to (i) programs to issue or repurchase the Company’s stock, (ii) issues relating to the redemption and/or issuance of any preferred stock of the Company and (iii) stock splits;

•	review and make recommendations to the board of directors regarding significant stockholder transfers for which the approval of the board of directors is requested or required;

•	review and make recommendations on financing for mergers, acquisitions and other major financial transactions requiring the approval of the board of directors; and

•
evaluate any bona fide proposal from a party (other than the Company) that could reasonably be expected to result in a major acquisition, disposition, divestiture, sale, merger or similar major transaction of the Company for recommendation to the full board of directors.

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
Compensation Committee Interlocks and Insider Participation
The individuals who served as members of the Compensation Committee during fiscal year 2013 are Douglas K. Ammerman, Michael Barr, Gary H. Hunt, Matthew R. Niemann and Lynn Carlson Schell. During their service on the Compensation Committee none of the members had any relationship requiring disclosure under Item 404 of Regulation S-K, and none of the members of the Compensation Committee has ever been an officer or employee of the Company or any of its subsidiaries. None of the Company’s named executive officers has ever served as a director or member of the Compensation Committee (or other board committee performing equivalent functions) of another entity, one of whose executive officers served in either of those capacities for the Company.
Stockholder Communications with the Board of Directors
Stockholders may send communications to our board of directors by writing to the Company, c/o William Lyon Homes, 4695 MacArthur Court, 8th Floor, Newport Beach, California 92660, Attention: Board of Directors.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our executive officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC and the NYSE. Executive officers, directors and greater than ten-percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.
Based solely on our review of the copies of such forms furnished to us and the written representations from certain of the reporting persons that no other reports were required, we believe that during the fiscal year ended December 31, 2013, all executive officers, directors and greater than ten-percent beneficial owners complied with the reporting requirements of Section 16(a).
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
The Code of Ethics is available on the Company’s website at www.lyonhomes.com. In addition, printed copies of the Code of Ethics are available upon written request to Investor Relations, William Lyon Homes, 4695 MacArthur Court, 8th Floor, Newport Beach, California 92660. The inclusion of our website address herein does not include or incorporate by reference the information on our website into this Annual Report on Form 10-K.

Item 11.	Executive Compensation
Compensation Discussion and Analysis
Executive Summary
This Compensation Discussion and Analysis section discusses the material elements of the compensation programs and policies in place for the Company’s named executive officers, or NEOs, who for 2013 were:

•	General William Lyon, Chairman of the Board and Executive Chairman;

•	William H. Lyon, Director and Chief Executive Officer;

•	Matthew R. Zaist, President and Chief Operating Officer;

•	Colin T. Severn, Vice President and Chief Financial Officer;

•	Brian W. Doyle, Senior Vice President and California Region President; and

•	Richard S. Robinson, Senior Vice President of Finance and Acquisition

As previously disclosed, effective March 6, 2013: the Company’s Board of Directors, or the board, approved (i) a newly established role of Executive Chairman for General William Lyon, (ii) the appointment of William H. Lyon, the Company’s then President and Chief Operating Officer, to the role of Chief Executive Officer and (iii) the appointment of Matthew R. Zaist, the Company’s then Executive Vice President, to the role of President and Chief Operating Officer.

Selected 2013 Business Highlights and Pay for Performance

Our executive compensation programs emphasize pay-for-performance and alignment of executive pay with stockholder interests. As illustrated by the financial and operating results below, 2013 represented a hallmark year for the Company (all results are with comparison to full year 2012).

•
Initial Public Offering. The Company successfully completed its $250 million initial public offering in May 2013, generating net proceeds to the Company of $163.7 million. In connection with its IPO, the Company effected a “Common Stock Recapitalization” which consisted of the conversion of all of our previously outstanding shares of Class D Common Stock, including shares underlying outstanding equity awards, into shares of Class A Common Stock on a one-for-one basis, and a 1-for-8.25 reverse stock split. All share amounts and class references presented in this “Executive Compensation” section give effect to the Common Stock Recapitalization, and thus are on a post-split and post-conversion basis.

•
Strong Financial Performance. Our strong performance in 2013 resulted in Adjusted EBITDA of $88.9 million, an increase of 184% over the prior year, and net income available to common stockholders of $127.6 million, or $4.95 per diluted share. Excluding the $95.6 million deferred tax asset valuation allowance reversal which occurred during the fourth quarter of 2013, net income was $32.0 million and diluted earnings per share was $1.24.

Other key indicators of our successful 2013 fiscal year included, among other things:

◦	Operating income of $55.9 million, up more than 28 times

◦	Consolidated operating revenue of $572.5 million, up 44%

◦	Home sales revenue of $521.3 million, up 100%

◦	Homebuilding gross margin of $115.8 million, up 166%

◦	New home deliveries of 1,360 homes, up 43%

In addition to the strong financial and operational performance we achieved in 2013, during the year we strengthened our balance sheet and enhanced our financial flexibility with several successful capital markets transactions including our May IPO and a $100 million tack-on bond offering in October, collectively generating $263.7 million of net proceeds for the Company which we used for general corporate purposes, including substantial investment in land and land development, enabling us to lay the foundation for our growth plans.

•
Pay for Performance. In 2013, we adopted incentive compensation programs with clearly defined performance objectives, reflecting our commitment to a pay for performance philosophy. Based on the strong financial performance noted above, we exceeded our maximum goals for 2013 Adjusted EBITDA and return on equity, or ROE, the two pre-established financial measures under our annual cash incentive award program and equity incentive award program, respectively, which contributed to achievement of Adjusted EBITDA at 148% of target for purposes of the annual cash incentive award program and achievement of ROE at 178% of target (707% of target if you include the $95.6 million deferred tax asset valuation allowance reversal) for purposes of the equity incentive award program, resulting in the payment of cash bonus amounts at 150% of target levels and shares earned under the equity incentive program at 150% of target shares.

Other Compensation and Governance Highlights
•We maintain robust stock ownership guidelines, requiring our named executive officers to hold 100% of their shares until they attain certain pre-established multiples of base salary which are 4x (for our CEO and COO) and 2x (for all other NEOs) base salary.
•All of our employees and board members are prohibited from engaging in short sales, purchasing or pledging shares on margin (other than for “cashless exercise” of stock options) and, absent highly unusual circumstances, are prohibited from entering into any hedging or similar transactions with respect to securities.
Compensation Philosophy and Objectives
The goals of the Company’s compensation program are to provide significant rewards for successful performance and to encourage retention of top executives who may have attractive opportunities at other companies, given the highly competitive homebuilding industry, and to align executive pay with the interests of the Company's stockholders. At the same time, the Company tries to keep its selling, general and administrative, or SG&A, costs at competitive levels when compared with other major homebuilders.
Role of the Compensation Committee and Compensation Consultants
The Company’s executive compensation decisions are made by the Compensation Committee, which is composed entirely of independent non-employee members of the Company’s board of directors. The Compensation Committee receives recommendations from the Company’s senior executive management team regarding the compensation of the Company’s executives. The Compensation Committee also consults with outside independent compensation consultants as it deems appropriate. In March 2012, the Compensation Committee retained Christenson Advisors as its independent compensation consultant to advise the Compensation Committee with respect to various elements of our executive compensation pay structure. In 2012 and early 2013, Mr. William H. Lyon and Mr. Zaist were involved in the compensation process by making recommendations to the Compensation Committee regarding compensation for the NEOs and other senior executives and by working with Christenson Advisors to give them the information necessary to enable them to complete their reports.

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

During the first quarter of 2013, the Compensation Committee reviewed the Company’s compensation programs and practices in light of certain comparative data on long-term equity compensation, base salaries and bonuses compiled by its independent compensation consultant, Christenson Advisors, at the request of the Compensation Committee. Given the anticipation that the Company would become publicly traded, Christenson Advisors compiled information on the compensation practices of a public homebuilder peer group that generally included the following companies: Beazer Homes, DR Horton, Hovnanian Enterprises, KB Home, Lennar, MDC Holdings, Meritage Homes, Pulte Group, Ryland Group, Standard Pacific and Toll Brothers. In selecting the homebuilders most comparable to the Company to be included in the peer group, Christenson Advisors focused on companies’ size, location and development projects, as well as the background and experience of management. Christenson also provided the Compensation Committee with select compensation data for a number of private homebuilder companies, based on Christenson’s survey of such companies.
In setting the compensation levels of the Company’s executive officers for 2013, the Compensation Committee reviewed the peer group data compiled by Christenson Advisors and relied on Christenson Advisors’ peer group analyses of public and private homebuilders, utilizing this data to inform the Compensation Committee’s decisions regarding compensation levels for the Company’s executive officers for 2013. In arriving at its decisions, the Compensation Committee generally benchmarked its decisions against the bottom quartile of the public homebuilder peer group companies and the top quartile of the private homebuilder data in the analyses provided by Christenson Advisors. Benchmarking against peer group companies was one aspect of the process used to establish fiscal year 2013 compensation, as the Compensation Committee also relied on its experience and judgment as well as the Company’s recent performance and restructuring and the current economic environment to set overall compensation levels. The Compensation Committee also based its determinations for 2013 compensation levels on each individual NEO’s leadership qualities, operational performance, business responsibilities, career with our company, current compensation arrangements and long-term potential to enhance stockholder value. The Compensation Committee was advised by Christenson Advisors that 2013 overall compensation for our NEOs fell within the targeted benchmark of the bottom quartile of the public homebuilder peer group companies and the top quartile of the private homebuilders surveyed by Christenson, adequately reflecting the Company’s relative market position and growth as it emerged from restructuring.
In November 2013, the Compensation Committee retained Mercer (US) Inc. as its independent compensation consultant to advise on executive and director compensation matters for 2014.
Elements of Compensation for 2013
Base Salary
The Company’s Compensation Committee generally reviews the base salary of the Company’s NEOs annually. For 2013, with respect to all NEOs other than General Lyon, for whom salary was the principal component of compensation, the Company does not regard salary as the principal component of compensation, and also uses short-term annual incentive bonuses and long-term equity incentives to reward performance and loyalty while keeping SG&A costs competitive.
Effective March 11, 2013, the base salaries of Messrs. William H. Lyon, Severn, Zaist, Doyle and Robinson were increased as reflected below, based in part on the Compensation Committee’s desire to benchmark against the bottom quartile of the public homebuilder peer group companies and the top quartile of the private homebuilder data in the analyses provided by Christenson Advisors in early 2013, as well as the Compensation Committee’s determination that such increases were warranted based on the Company’s and the executives’ performances during 2012, and to reflect the change in roles for Messrs. William H. Lyon and Zaist. The table below shows each NEO’s annual base salary for each of the 2012 and 2013 fiscal years.

Name	FY 2012 Base Salary ($)	FY 2013 Base Salary ($)
General William Lyon	1,000,000	1,000,000
William H. Lyon	500,000	600,000
Matthew R. Zaist	350,000	500,000
Colin T. Severn	200,000	250,000
Brian W. Doyle	275,000	300,000
Richard S. Robinson	200,000	225,000
2013 Annual Bonuses
For fiscal year 2013, General William Lyon was eligible to earn a cash bonus of up to 100% of his base salary, to be determined based upon the recommendation of the Compensation Committee, in its discretion.
Pursuant to the annual incentive cash bonus program for 2013 adopted by the board, certain of the NEOs were eligible to earn a cash bonus up to 150% of his target bonus opportunity based on the Company’s achievement of a pre-established consolidated EBITDA target (in the case of Messrs. William H. Lyon, Zaist, Severn and Robinson) and, in the case of Mr. Doyle, a blend of consolidated EBITDA (weighted 30%) and regional EBITDA (weighted 70%), in each case with such adjustments as may be approved by the Compensation Committee, including positive and negative discretion, as applicable. Bonus payouts as a percentage of target cash bonus opportunity for NEOs are set forth below:

	Threshold	Target	Maximum
Percent of EBITDA Target Achieved	75%	100%	125%
Bonus Payout (as a % of Target Bonus Opportunity	50%	100%	150%
Achievement of performance criteria in between the threshold, target and maximum levels above would result in payouts calculated on a linear, 2:1 increase or decrease (e.g., if 87.5% of the target is achieved, the NEO’s payout will be 75% of his target bonus opportunity, or if 110% of the target is achieved, the NEO’s payout will be 120% of his target bonus opportunity). Target bonus opportunities were 100% of base salary for each of Messrs. William H. Lyon, Zaist and Doyle, 70% of base salary for Mr. Severn and 67% of base salary for Mr. Robinson.
As permitted under the terms of the 2013 annual incentive cash bonus program, consolidated EBITDA, meaning net income (loss) attributable to the Company, was adjusted for benefit from income taxes, interest expense (incurred and capitalized), amortization of capitalized interest included in cost of sales, stock based compensation, loss on sale of fixed asset and depreciation and amortization. The 2013 consolidated Adjusted EBITDA target was set at a level that was 192% greater than actual results of such metric for the 2012 fiscal year. On a regional level, the target for California was set at a level that was also significantly higher than what was actually achieved in 2012.
The table below shows the Adjusted EBITDA goal established and our actual performance for 2013:

Target Adjusted EBITDA	Actual Adjusted EBITDA	Percent of Target
$60.1 million	$88.9 million	148%
Based on the achievement of Company and regional levels of Adjusted EBITDA performance at above 125% of target levels, and the Compensation Committee’s determination not to exercise negative discretion to reduce any individual performance award, the Compensation Committee approved payouts under the 2013 annual incentive cash bonus program at 150% of target bonus for all eligible NEOs, including Messrs. William H. Lyon, Zaist, Severn, Doyle and Robinson. The Compensation Committee determined to award a 2013 cash bonus to General Lyon at the maximum amount of $1,000,000 based on the Company’s performance during the 2013 fiscal year in comparison to its business plan, the experience and tenure of General Lyon, General Lyon’s key contacts and relationships in the industry enhancing business growth and opportunities for the Company, General Lyon’s continuing mentorship role for key Company executives, General Lyon’s employment agreement, and General Lyon’s responsibilities, contributions and overall compensation. Set forth below are the 2013 cash bonus payouts for each NEO:

Name	2013 Cash Bonus ($)
General William Lyon	1,000,000
William H. Lyon	900,000
Matthew R. Zaist	750,000
Colin T. Severn	262,500
Brian W. Doyle	450,000
Richard S. Robinson	225,000
One-Time Prop 30 Cash Awards
On February 27, 2013, the Compensation Committee determined to award to certain Company executives who reside in California, including Messrs. Zaist, Severn, Doyle and Robinson, an additional cash payments intended to offset the impact of higher income tax rates retroactively imposed on such executives as a result of the passage of the State of California’s Proposition 30 in November 2012, or Prop 30. In connection with certain restricted stock awards granted to these executives in October 2012, the executives took action anticipating the tax impact at the time, but Prop 30 had the effect of imposing additional taxes subsequent to such action and taxable events. The additional payments were one-time in nature and meant to cover such additional taxes owed by the executive due to Prop 30. The aggregate amount of these cash awards were as follows: Mr. Zaist ($61,971); Mr. Severn ($6,865); Mr. Doyle ($19,151); and Mr. Robinson ($5,148).
Long-Term Equity-Based Compensation
On February 27, 2013, the board of directors adopted the 2013 long-term equity incentive program, or the 2013 LTIP. Under the 2013 LTIP, an aggregate of 173,793 shares of performance-based restricted shares of the Company’s Class A Common Stock (giving effect to the Common Stock Recapitalization) were awarded to Messrs. William H. Lyon, Zaist, Severn, Doyle and Robinson with a grant date of March 1, 2013, representing the maximum number of shares of performance-based restricted stock that may be earned under the 2013 LTIP, subject to forfeiture based on service and performance conditions. The number of shares reflected below represents the target number of shares that may be earned, or Target Shares, based on the Company’s achievement of a pre-established ROE performance target as of the end of the 2013 fiscal year, with such adjustments as may be approved by the Compensation Committee. ROE is calculated as the percentage equivalent of the fraction resulting from dividing the Company’s net income available to common stockholders during the 2013 performance period by the Company’s total stockholders’ equity, including redeemable preferred convertible stock, at December 12, 2012, each calculated in accordance with generally accepted accounting principles.
One-third of the earned shares will vest on each of the first, second and third anniversaries of the grant date, subject to each officer’s continued service through each such vesting date. The performance-based restricted stock opportunities for certain of our NEOs are set forth below:

	Threshold	Target	Maximum
Percent of ROE Target Achieved for 2013 Fiscal Year	75%	100%	125%
Target Shares Earned	50%	100%	150%
Achievement of the ROE target in between the threshold, target and maximum levels above would result in Target Shares earned calculated on a linear, 2:1 increase or decrease (e.g., if 87.5% of the target is achieved, the NEO’s payout will be 75% of his Target Shares, or if 110% of the target is achieved, the NEO’s payout will be 120% of his Target Shares).

Name	Target Shares of Performance-Based Restricted Stock (giving effect to the Common Stock Recapitalization)
William H. Lyon	42,781
Matthew R. Zaist	35,651
Colin Severn	8,913
Brian Doyle	21,391
Richard S. Robinson	7,131
Target ROE for 2013 was 13.49%. In February 2014, the Compensation Committee determined that the Company achieved ROE of 23.9%, or 178% of target (707% of target if you include the $95.6 million deferred tax asset valuation allowance reversal), resulting in each NEO listed above earning 150% of his Target Shares.
In addition, in November 2013, the Compensation Committee approved an amendment to the existing five-year stock options granted to certain executives, including certain NEOs, in October 2012, to extend the mandatory exercise period of such options. The existing award agreements for the five-year options had been subject to mandatory exercise upon the earlier of the expiration of the lock-up period following an initial public offering of the Company or the expiration of the five-year term, provided, that if the initial public offering occurred prior to the applicable vesting date of the options, such options would be exercised upon the applicable vesting date. The amendment to the five-year option agreements modified the awards such that the mandatory exercise period was extended to the first open trading window under the Company’s Insider Trading Policy, which had been adopted in connection with the Company’s May 2013 IPO, during the first quarter of 2014, and for the subsequent fiscal year for any unvested tranches as of such date, such that any mandatory exercise of the five-year options would occur only during an open trading window.
Perquisites and Other Personal Benefits
Company provides certain of our management team and more senior executives, including our NEOs, with certain perquisites and other personal benefits that the Company believes are reasonable and consistent with the overall compensation program to better enable the Company to attract and retain employees for key positions. These perquisites include an annual automobile allowance of $4,800 ($400 per month), payable in accordance with the Company’s regular payroll schedule, and reimbursement for gasoline for use of one personal vehicle. Our NEOs are also eligible to participate in an executive supplemental health insurance plan.

In addition, the Company has established a 401(k) retirement savings plan for its employees, including the NEOs, who satisfy certain eligibility requirements. Under the 401(k) plan, eligible employees may elect to contribute pre-tax amounts, up to a statutorily prescribed limit, to the 401(k) plan. For 2013, the prescribed annual limit was $17,500, plus up to an additional $5,500 “catch-up” contribution available for eligible participants over age 50. The Company believes that providing a vehicle for tax-preferred retirement savings through the 401(k) plan adds to the overall desirability of its executive compensation package and further incents the Company’s employees, including the NEOs, in accordance with the Company’s compensation policies. For 2013, the Company approved payment of matching contributions to each eligible participant’s plan account in an amount equal to 50% of each participant’s deferrals for 2013, up to a maximum of 3% of the participant’s eligible compensation during 2013.
Stock Ownership, Holding and Anti-Pledging Policies
On February 27, 2013, the Company’s board of directors adopted the stock ownership threshold levels set forth in the table below:

Position	Minimum Level of Stock Value Required to be Held
Chief Executive Officer and Chief Operating Officer	4x Base Salary
Other NEOs	2x Base Salary
Under the terms of the Company’s stock ownership guidelines, executive officers must hold 100% of all shares received from the vesting, delivery or exercise of equity awards granted under the Company’s equity award plans (net of shares used to pay the exercise price of options or purchase price of other awards, all applicable withholding taxes and all applicable transaction costs) until the executive officer’s qualifying holdings meet or exceed the applicable salary multiple. In addition, absent a waiver by the Company or undue hardship, executive officers may not dispose of share holdings (by sale or otherwise) if the disposition would result in qualifying holdings falling below the applicable salary multiple. “Qualifying holdings” generally refer to shares of Class A Common Stock (i) held by the executive officer or certain trusts or entities controlled by the executive officer, (ii) held by a 401(k) or other qualified pension or profit-sharing plan for the executive officer’s benefit and (iii) underlying vested restricted stock units. All of our NEOs are in compliance with the stock ownership guidelines.
In addition, the Company has also implemented a prohibition applicable to all of our directors and employees, including our executive officers, from engaging in short sales, purchasing or pledging shares on margin (other than for “cashless exercise” of stock options) and, absent highly unusual circumstances, all such employees and directors are prohibited from entering into any hedging or similar transactions with respect to securities.

Delegation of Authority to Grant Equity Awards

In February 2013, the Compensation Committee established a subcommittee comprised of our Chief Executive Officer in his capacity as a member of the board, as sole member, with limited authority to grant a certain number of restricted stock awards to employees of the Company who are not participants in the 2013 LTIP, and subject to certain other limitations and conditions. In accordance with this delegated authority, for fiscal year 2013, the subcommittee granted a total of 35,286 shares of restricted stock.
Employment Agreements and Severance Benefits
General William Lyon and William H. Lyon
Effective February 25, 2012, the Company and California Lyon entered into employment agreements with General William Lyon and William H. Lyon, pursuant to which General Lyon will continue to serve as the Chairman of the board of Directors and Chief Executive Officer of the Company and California Lyon, and William H. Lyon will continue to serve as President and Chief Operating Officer of the Company and California Lyon. On March 6, 2013, the Company’s board of directors established the new role of Executive Chairman for General Lyon. General Lyon will no longer serve as Chief Executive Officer of the Company but will continue to serve as Chairman of the board. On the same date, the Company’s board of directors appointed William H. Lyon to serve as Chief Executive Officer of the Company.
The term of each employment agreement expires on December 31, 2014, subject to earlier termination as provided in the employment agreement. Under the employment agreements, General Lyon and William H. Lyon are entitled to annual base salaries of $1 million and $500,000 per year, respectively. Effective as of March 11, 2013, the board of directors increased Mr. William H. Lyon’s annual base salary to $600,000 per year.

Under these employment agreements, commencing with fiscal year 2013, bonuses will be payable under the Company’s bonus program for senior executives, in the sole discretion of the Company’s Compensation Committee. The payment of a portion of the bonuses may be deferred as provided in the terms of the bonus program.
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
Matthew Zaist, Colin Severn, Brian Doyle and Richard Robinson
On October 10, 2012, our board approved, effective as of September 1, 2012, an employment agreement between California Lyon and Mr. Zaist and employment agreements between California Lyon and each of Messrs. Severn, Doyle and Robinson, or the 2012 Employment Agreements. For Mr. Zaist, the 2012 Employment Agreement was amended effective as of March 6, 2013 to reflect his change in position to President and Chief Operating Officer, base salary increase and that his annual cash bonus target would be no less than 100% of his annual base salary (as compared to no less than 125% of base salary as provided in the 2012 Employment Agreement). For Messrs. Severn, Doyle and Robinson, the 2012 Employment Agreement was replaced and superseded by a new form of employment agreement effective as of April 1, 2013, which reflected increases to base salary, as applicable, replaced certain incentive award provisions with references to the Compensation Committee’s establishment of any such programs, and certain other nonmaterial changes. The new agreements, or amended agreements, as applicable, for each of Messrs. Zaist, Severn, Doyle and Robinson are individually referred to as an “Employment Agreement” and collectively referred to as the “Employment Agreements.”
The term of Mr. Zaist’s Employment Agreement will expire on August 31, 2015, subject to earlier termination as provided in the agreement. The term of the Employment Agreements for each of Messrs. Severn, Doyle and Robinson are for an initial period expiring March 31, 2014, with automatic one-year renewal periods annually thereafter unless either party provides the other with written notice of nonrenewal at least 60 days prior to the expiration of the term.
Under the Employment Agreements, Messrs. Zaist, Severn, Doyle and Robinson are entitled to annual base salaries of $500,000, $250,000, $300,000 and $225,000, respectively. Each executive’s annual base salary is subject to increase (but not decrease) from time to time, in the sole discretion of the Compensation Committee.
Messrs. Zaist, Severn, Doyle and Robinson each had the right to earn a cash bonus during the 2013 fiscal year with a target amount equal to 100%, 70%, 100% and 67% of base salary, respectively, payable in part in 2014 and 2015, as provided for in the employment agreements and the terms of the 2013 annual cash incentive program. Future target bonus levels will be established by the Compensation Committee in its sole discretion and, in the case of Mr. Zaist, will not be less than 100% of Mr. Zaist’s annual base salary.
In the event of a termination of the executive’s employment due to death or disability, by the Company for “cause” or by the executive without “good reason,” the executive (or his estate) will be entitled to receive no benefits other than accrued but unpaid base salary and vacation benefits through the date of termination.
Under the Employment Agreements, in the event of the termination of the executive’s employment by the Company without “cause,” as defined in the employment agreements, or the termination by the executive of his employment for “good reason,” as defined below, the executive is entitled to receive (i) a payment equal to the product of (A) 1.5, in the case of Mr. Zaist, and 1.0, in the case of Messrs. Severn, Doyle and Robinson, multiplied by (B) the sum of the executive’s annual salary plus target cash bonus at the time of his termination of employment; (ii) any deferred and unpaid bonuses; (iii) in the case of Messrs. Zaist and Robinson, accelerated vesting in full of all restricted stock awards and options granted under the 2012 Plan and, in the case of each of Messrs. Severn and Doyle, if such termination occurs on or within 12 months following a change in control as defined in the employment agreement (and the executive’s respective equity awards are not assumed by the successor corporation), accelerated vesting in full of all restricted stock awards and options granted under the 2012 Plan; (iv) reimbursement for certain health benefits coverage through the earlier of (A) the end of the six-month period (twelve-month period in the case of Mr. Zaist) beginning on the first day of the month following the month of the executive’s termination of employment and (B) the date when the executive becomes covered under another employer’s group health or disability plan; and (v) in the case of Mr. Zaist, a release of claims from the Company, the Company and their affiliates.
Each executive’s receipt of the foregoing severance benefits is conditioned on his execution of a general release in favor of the Company and his compliance with certain noncompetition and nonsolicitation obligations. The Employment Agreements also provide that the executives will be indemnified to the maximum extent permitted by applicable law.
Under the Employment Agreements, “good reason” generally includes (i) a material breach of the employment agreement by the Company (including a material reduction in authority, duties or base salary), (ii) a relocation of the executive’s or the Company’s principal place of business outside a specified area, or (iii) the occurrence of a “change in control”, as defined in the employment agreement. In addition, under Mr. Zaist’s New Employment Agreement, “good reason” also includes certain changes with respect to Mr. Zaist’s reporting relationship within the Company or in the senior management structure of the Company.
Tax and Accounting Considerations
Section 162(m) of the Internal Revenue Code
Generally, Section 162(m) of the Code disallows a tax deduction to any publicly held corporation for any individual remuneration in excess of $1.0 million paid in any taxable year to its chief executive officer and each of its other NEOs, other than its chief financial officer. However, remuneration in excess of $1.0 million may be deducted if, among other things, it qualifies as “performance-based compensation” within the meaning of the Code. Because the Company was not subject to Section 162(m) of the Code in 2013, it was not a factor in the Company’s 2013 compensation decisions.
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
Section 409A of the Internal Revenue Code
Section 409A of the Code requires that “nonqualified deferred compensation” be deferred and paid under plans or arrangements that satisfy the requirements of the statute with respect to the timing of deferral elections, timing of payments and certain other matters. Failure to satisfy these requirements can expose employees and other service providers to accelerated income tax liabilities, penalty taxes and interest on their vested compensation under such plans. Accordingly, as a general matter, it is the Company’s intention to design and administer its compensation and benefits plans and arrangements for all of its employees and other service providers, including the NEOs, so that they are either exempt from, or satisfy the requirements of, Section 409A of the Code.
Compensation Committee Report
The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the board of directors of the Company that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and the Proxy Statement for the 2014 annual meeting of stockholders.
THE COMPENSATION COMMITTEE
Matthew R. Niemann, Chairman
Douglas K. Ammerman
Gary H. Hunt
Lynn Carlson Schell

Summary Compensation Table
The following table sets forth certain information with respect to compensation for the 2013, 2012 and 2011 fiscal years earned by, awarded to or paid to the NEOs.

Name and Principal Position	Year	Salary ($)(1)		Bonus ($)		Stock Awards ($)(2)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
General William Lyon	2013	1,000,000		1,000,000		—	—	—	—	27,902	(7)	2,027,902
Chairman of the Board	2012	1,000,000		500,000		—	—	—	—	—		1,500,000
and Executive Chairman	2011	1,000,000		—		—	—	—	—	—		1,000,000
William H. Lyon	2013	576,923	(5)	—		600,000	—	900,000	—	29,726	(7)	2,106,649
Director and Chief Executive Officer	2012	453,847		250,000		—	—	—	—	—		703,847
	2011	490,385		—		—	—	—	—	—		490,385
Matthew R. Zaist	2013	465,384	(5)	38,682	(6)	500,000	101	750,000	—	38,724	(7)	1,792,891
President and Chief Operating Officer	2012	350,000		437,500		1,260,000	1,192,966	—	—	—		3,240,466
	2011	330,769		—		—	—	324,620	—	—		655,389
Colin T. Severn	2013	238,461	(5)	4,347	(6)	125,000	15	262,500	—	24,304	(7)	654,627
Vice President and Chief	2012	200,000		120,000		210,000	196,014	—	—	—		726,014
Financial Officer (Principal Financial Officer)	2011	200,000		—		—	—	165,497	—	—		365,497
Brian W. Doyle	2013	294,231	(5)	11,954	(6)	300,000	42	450,000	—	26,798	(7)	1,083,025
Senior Vice President	2012	275,000		206,250		577,500	537,971	—	—	11,767	(4)	1,608,488
and California Region President	2011	267,308		—		—	—	318,743	—	—		586,051
Richard S. Robinson	2013	219,230	(5)	3,260	(6)	100,000	11	225,000	—	20,372	(7)	567,862
Senior Vice President
Finance and Acquisition

(1)
The amounts shown represent base salaries paid to each named executive officer during 2013. Effective as of March 11, 2013, the base salaries for Messrs. Severn, William H. Lyon, Zaist and Doyle were increased as described above in “-Compensation Discussion and Analysis-Elements of Compensation-Base Salary” and “-Employment Agreements and Severance Benefits.”

(2)
For 2013, represents the grant date fair value of performance-based restricted stock awards subject to the achievement of pre-established ROE targets for 2013. The grant date fair value of these awards is based on the fair market value of our Class A Common Stock on the date of grant, which was determined by the Company’s board of directors to be $14.03 (on a post-split basis and post-conversion basis), multiplied by the target number of shares granted. One-third of the earned shares vest on each of the first, second and third anniversaries of the grant date, subject to each officer’s continued service through each such vesting date. The fair value of these performance-based restricted stock awards assuming achievement of the ROE goals at the maximum level is as follows:

Fair Value Performance-Based Stock Awards Assuming Maximum Performance ($)
General William Lyon	0
William H. Lyon	$900,000
Matthew R. Zaist	$750,000
Colin T. Severn	$187,500
Brian W. Doyle	$450,000
Richard S. Robinson	$150,000

(3)
In November 2013, the Compensation Committee extended the mandatory exercise periods of the five-year stock options granted in October 2012. Amounts in the table for 2013 reflect the incremental fair value resulting from this modification. For additional information see “-Compensation Discussion and Analysis-Elements of Compensation-Long-Term Equity-Based Compensation.”

(4)
The amounts shown for 2013 represent performance-based cash incentive payments pursuant to the Company’s 2013 incentive program. Payments of annual cash incentive awards were conditioned on the Company’s achievement of pre-established consolidated and regional level Adjusted EBITDA targets, as applicable. Based on the Company’s achievement of the Adjusted EBITDA targets at above the maximum level, each named executive officer received a cash incentive award equal to 150% of their target opportunity for 2013.

(5)
Effective March 11, 2013, the annual base salaries of Messrs. William H. Lyon, Zaist, Severn, Doyle and Robinson were increased to $600,000 from $450,000, to $500,000 from $350,000, to $250,000 from $200,000, to $300,000 from $275,000, and to $225,000 from $200,000, respectively. The amounts shown reflect the amount of salary actually paid in 2013.

(6)
Reflects one-time cash awards intended to offset the impact of higher income tax rates retroactively imposed on such executives as a result of the passage of Prop 30. Additionally, the Company provided a gross-up payment to reimburse the executives for the additional taxable income resulting from these awards, which amounts are included in the All Other Compensation column and disclosed in footnote 7 below.

(7)	Reflects the following personal benefits and 401(k) Company matching contributions:

	Automobile Allowance	Gasoline Reimbursement on Personal Vehicle	Exec-U-Care Health Care Reimbursement Program	Tax Gross up of Prop. 30 Bonus Payment	Company 401(k) Matching Contributions
General William Lyon	$4,800	$0	$23,102	$0	$0
William H. Lyon	$4,800	$1,063	$16,213	$0	$7,650
Matthew R. Zaist	$4,800	$2,985	$0	$23,289	$7,650
Colin T. Severn	$4,800	$3,831	$7,706	$2,518	$5,449
Brian W. Doyle	$4,800	$6,751	$400	$7,197	$7,650
Rick Robinson	$4,800	$2,640	$3,394	$1,888	$7,650

Grants of Plan-Based Awards
The following table sets forth summary information regarding all grants of plan-based awards made to our NEOs for the year ended December 31, 2013. In connection with our initial public offering in May 2013, we effected a 1-for-8.25 reverse stock split with respect to each share of our Class A Common Stock and Class B Common Stock, and all of our previously outstanding shares of Class D Common Stock, including shares underlying outstanding equity awards, Class C Common Stock and Convertible Preferred Stock were converted into shares of Class A Common Stock on a one-for-one basis and as automatically adjusted for the reverse stock split. We refer to such reverse stock split and share conversion herein as the Common Stock Recapitalization, and all share amounts and class references herein, including the table below, give effect to the Common Stock Recapitalization, and thus are on a post-split and post-conversion basis.

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All other option awards: Number of securities underlying options (#)	Exercise or base price of option awards ($/Sh)	Grant date fair value of stock and option awards ($)
Name	Grant Date	Threshold	Target	Maximum	Threshold	Target	Maximum
General William Lyon	—	—	—	—	—	—	—			—

William H. Lyon	—	300,000	600,000	900,000
	3/1/2013				21,391	42,781	64,172			$600,000(5)
Matthew R. Zaist	—	250,000	500,000	750,000
	3/1/2013				17,826	35,651	53,476			$500,000(5)
	11/5/2013							59,317(3)	8.6625(4)	$101(6)

Colin T. Severn	—	87,500	175,000	262,500
	3/1/2013				4,457	8,913	13,369			$125,000(5)
	11/5/2013							8,893(3)	8.6625(4)	$15(6)

Brian W. Doyle	—	150,000	300,000	450,000
	3/1/2013				10,696	21,391	32,086			$300,000(5)
	11/5/2013							24,454(3)	8.6625(4)	$42(6)

Richard S. Robinson	—	75,000	150,000	225,000
	3/1/2013				3,565	7,131	10,696			$100,000(5)
	11/5/2013							6,670(3)	8.6625(4)	$11(6)

(1)
Represents threshold, target and maximum payouts under the 2013 annual cash incentive program. The NEOs were eligible to earn cash bonuses for 2013 based on the Company’s achievement of a pre-established consolidated EBITDA targets (in the case of Messrs. William H. Lyon, Zaist, Severn and Robinson) and a blend of consolidated EBITDA and regional EBITDA (in the case of Mr. Doyle), in each case with such adjustments as approved by the Compensation Committee, including positive and negative discretion, as applicable. Threshold amounts were set at 50% of each NEO’s target bonus opportunity and maximum amounts were set at 150% of each NEO’s target bonus opportunity. For a description of the 2013 annual incentive program, see “-Compensation Discussion and Analysis-Elements of Compensation-2013 Annual Bonuses.”

(2)
Represents threshold, target and maximum shares that could be earned under the 2013 LTIP based on the Company’s achievement of pre-established ROE performance targets for fiscal 2013. One-third of the earned shares vest on each of the first, second and third anniversaries of the grant date, subject to each officer’s continued service through each such vesting date.

(3)
Reflects the five-year options that were granted on October 1, 2012 and modified on November 5, 2013 to extend their mandatory exercise period. For additional information see “-Compensation Discussion and Analysis-Elements of Compensation-Long-Term Equity-Based Compensation.”

(4)	The Company’s board of directors determined the fair market value of the Class A Common Stock on the date of grant to be $8.6625 (giving effect to the Common Stock Recapitalization).

(5)
The value of the restricted stock awards shown represents the grant date fair value as prescribed under FASB ASC Topic 718, based on the fair market value of the Class A Common Stock on the date of grant, which was determined by the Company’s board of directors to be $14.025 (giving effect to the Common Stock Recapitalization) multiplied by the target number of shares granted.

(6)	Amounts represent the incremental fair value attributed to the extension of the exercise period of the options.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth summary information regarding the outstanding equity awards held by our NEOs, as applicable, at December 31, 2013. Amounts shown in the table below give effect to the Common Stock Recapitalization.

	Option Awards				Stock Awards
Name	Number of securities underlying unexercised options exercisable (#)	Number of securities underlying unexercised options unexercisable (#)(1)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)(1)	Market value of shares or units of stock that have not vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Rights That Have Not Vested (#)(1)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Rights That Have Not Vested ($)(2)
William H. Lyon	—	—	—	—	—	—	64,172	1,420,768
Matthew R. Zaist	49,434	9,883	8.66	9/30/2017	14,351	317,731	53,476	1,183,959
	141,425	28,272	8.66	9/30/2022	—	—	—	—
Colin T. Severn	7,411	1,482	8.66	9/30/2017	2,557	56,612	13,369	295,990
	23,636	4,726	8.66	9/30/2022	—	—	—	—
Brian W. Doyle	20,379	4,075	8.66	9/30/2017	7,033	155,711	32,086	710,384
	64,854	12,965	8.66	9/30/2022	—	—	—	—
Richard S. Robinson	5,558	1,112	8.66	9/30/2017	1,918	42,465	10,696	236,809
	17,678	3,535	8.66	9/30/2022	—	—	—	—

(1)	The table below shows on a grant-by-grant basis the vesting schedules relating to the restricted stock and option awards that are represented in the above table.

(2)
Represents the closing stock price of the Company’s Class A Common Stock on the New York Stock Exchange on December 31, 2013, of $22.14 per share, multiplied by the number of shares, or unearned shares, as applicable, that have not vested.

The following table provides the vesting schedule with respect to each of the awards set forth in the table above.

Name	Grant Date	Award Type	Vesting Schedule
William H. Lyon	03/01/2013	Performance-Based Restricted Stock	In February 2014, the Compensation Committee determined that 64,172 shares were earned. 21,391 shares vest on each of 3/1/2014 and 3/1/2015 and 21,390 shares vest 3/1/2016
Matthew R. Zaist	10/01/2012	Restricted Stock	14,351 shares vest on 12/31/2014
	03/01/2013	Performance-Based Restricted Stock	In February 2014, the Compensation Committee determined that 53,476 shares were earned. 17,826 shares vest on 3/1/2014 and 17,825 shares vest on each of 3/1/2015 and 3/1/2016
	10/01/2012	5-year Options	9,883 options vest on 12/31/2014
	10/01/2012	10-year Options	28,272 options vest on 12/31/2014
Colin T. Severn	10/01/2012	Restricted Stock	2,557 shares vest on 12/31/2014
	03/01/2013	Performance-Based Restricted Stock	In February 2014, the Compensation Committee determined that 13,369 shares were earned. 4,457 shares vest on 3/1/2014 and 4,456 shares vest on each of 3/1/2015 and 3/1/2016
	10/01/2012	5-year Options	1,482 options vest on 12/31/2014
	10/01/2012	10-year Options	4,726 options vest on 12/31/2014
Brian W. Doyle	10/01/2012	Restricted Stock	7,036 shares vest on 12/31/14
	03/01/2013	Performance-Based Restricted Stock	In February 2014, the Compensation Committee determined that 32,086 shares were earned. 10,696 shares vest on 03/01/2014 and 10,695 shares vest on each of 03/01/2015 and 03/01/2016
	10/01/2012	5-year Options	4,075 options vest on 12/31/2014
	10/01/2012	10-year Options	12,965 options vest on 12/31/2014
Richard S. Robinson	10/01/2012	Restricted Stock	1,918 shares vest on 12/31/2014
	03/01/2013	Performance-Based Restricted Stock	In February 2014, the Compensation Committee determined that 10,696 shares were earned. 3,566 shares vest on 3/1/2014 and 3,565 shares vest on each of 3/1/2015 and 3/1/2016
	10/01/2012	5-year Options	1,112 options vest on 12/31/2014
	10/01/2012	10-year Options	3,535 options vest on 12/31/2014

Options Exercised and Stock Vested
The following table summarizes the option exercises and vesting of restricted stock awards for our NEOs, as applicable, for the year ended December 31, 2013. The vesting of stock awards does not indicate the sale of stock by an NEO.

	Option Awards		Stock Awards
Name	Number of securities acquired on exercise (#)	Value realized on exercise ($)	Number of shares acquired on vesting (#)	Value realized on vesting ($)(1)
Matthew R. Zaist	—	—	14,359 (2)	317,908
Colin T. Severn			2,559	56,656
Brian W. Doyle			7,037	155,799
Richard S. Robinson	—	—	1,919	42,487

(1)
Represents the closing stock price of the Company’s Class A Common Stock on the New York Stock Exchange on December 31, 2013, of $22.14 per share, multiplied by the number of shares that vested on such date.

(2)    Represents securities held by a limited liability company of which the reporting person and his spouse are the managers, and in which the reporting person’s trust holds a controlling interest

Pension Benefits
The NEOs did not participate in or have account balances in qualified or nonqualified defined benefit plans sponsored by the Company during the fiscal year ended December 31, 2013.
Nonqualified Deferred Compensation
The NEOs did not participate in or have account balances in nonqualified defined contribution plans or other nonqualified deferred compensation plans maintained by the Company during the fiscal year ended December 31, 2013.
Potential Payments Upon Termination or Change in Control
The following table summarizes the potential payments to our NEOs upon a “qualifying termination” of employment (a termination by us without cause or the executive’s resignation for good reason) or upon the executive’s termination of employment as a result of death or disability. As described above in “-Employment Agreements and Severance Benefits,” a resignation by the executive in connection with a “change of control” would be deemed a resignation for good reason. In the event an NEO is terminated for cause, by the NEO for any reason other than good reason, or, in the case of Messrs. Severn, Zaist and Doyle, due to death or disability, such NEO is not entitled to any severance payments or benefits. The amounts shown assume that such termination was effective as of December 31, 2013, the last business day of fiscal year 2013, and are only estimates of the amounts that would be paid to such NEOs. The actual amounts to be paid can be determined only at the time of such termination of employment.

Name, Type of Termination	Cash Severance ($)(1)	Unpaid Bonuses ($)(2)	Equity Acceleration ($)(3)	Benefits Continuation ($)(4)	Total ($)
General William Lyon
Qualifying Termination (no CIC)	2,000,000	125,000	-	17,793	2,142,793
Qualifying Termination + CIC	2,000,000	125,000	-	17,793	2,142,793
Death or Disability	1,000,000	125,000	-	17,793	1,032,793

William H. Lyon
Qualifying Termination (no CIC)	1,500,000	62,500	947,171	25,717	2,535,388
Qualifying Termination + CIC	1,500,000	62,500	947,171	25,717	2,535,388
Death or Disability	600,000	62,500	-	25,717	688,217

Matthew R. Zaist
Qualifying Termination (no CIC)	1,500,000	109,375	2,015,924	17,793	3,643,092
Qualifying Termination + CIC	1,500,000	109,375	2,015,924	17,793	3,643,092
Death or Disability	-	109,375	-	-	109,375

Colin T. Severn
Qualifying Termination (no CIC)	425,000	30,000	-	12,858	467,858
Qualifying Termination + CIC	425,000	30,000	436,270	12,858	904,128
Death or Disability	-	30,000	-	-	30,000

Brian W. Doyle
Qualifying Termination (no CIC)	600,000	51,563	-	12,858	664,421
Qualifying Termination + CIC	600,000	51,563	1,185,752	12,858	1,850,173
Death or Disability	-	51,563	-	-	51,563

Richard S. Robinson
Qualifying Termination (no CIC)	375,000	25,000	-	4,270	404,270
Qualifying Termination + CIC	375,000	25,000	341,904	4,270	746,174
Death or Disability	-	25,000	-	-	25,000

(1)
In the event of a “qualifying termination” of employment, represents an amount equal to: for each of General Lyon and Mr. Lyon, his base salary for eighteen months, plus the bonus earned in 2013; for Mr. Zaist, 1.5 times the sum of his annual salary plus target cash bonus for 2013; for each of Messrs. Severn, Doyle and Robinson, the sum of his annual salary plus target cash bonus for 2013. (Under the employment agreements for General Lyon and Mr. Lyon, severance amounts are calculated based on actual cash bonuses earned, while under the employment agreements for Messrs. Zaist, Severn, Doyle and Robinson, severance amounts are calculated based on target cash bonus.) In the event of a termination of General Lyon’s or Mr. Lyon’s employment due to death or disability, represents an amount equal to his base salary for twelve months, through the remainder of his scheduled term of employment.

(2)	Represents bonus amounts earned by the NEO that had not been paid prior to the date of termination.

(3)
Represents the intrinsic value of the accelerated vesting of all unvested stock options and restricted stock awards, based on the closing stock price of the Company’s Class A Common Stock on the New York Stock Exchange on December 31, 2013, of $22.14 per share. Upon a termination of Mr. William H. Lyon’s employment by the Company without cause or by him for good reason, whether or not following a change of control of the Company, he is entitled to accelerated vesting in full of all outstanding shares of restricted stock, with such shares to be the target number of shares if such termination occurs prior to the Compensation Committee’s determination of the Company’s achievement of its performance target for the period. Upon a termination of Mr. Zaist’s or Mr. Robinson’s employment by the Company without cause or by him for good reason, whether or not following a change in control of the Company, he is entitled to accelerated vesting in full of all outstanding restricted stock and stock option awards granted. Upon a termination of Mr. Severn’s or Mr. Doyle’s employment by the Company without cause or by him for good reason, in either case on or within twelve months following a change in control of the Company (and the executive’s respective equity awards are not assumed by the successor corporation), he is entitled to accelerated vesting in full of all stock options and restricted stock awards granted.

(4)	Represents the value of the continuation of health benefits for the following number of months: twelve months for Messrs. Lyon, Lyon and Zaist, and six months for Messrs. Severn, Doyle and Robinson.

Director Compensation
Director Compensation Program. Our Executive Chairman and our Chief Executive Officer do not receive additional compensation for their service as directors. The Compensation Committee is responsible for the periodic review of fees and benefits paid to non-employee directors and for submitting any recommended changes to the board of directors. Our non-employee directors receive an annual cash retainer, payable in equal quarterly installments, as well as an equity award retainer, consisting of restricted shares of our Class A Common Stock vesting in equal quarterly installments following the grant date. The equity portion of the annual retainer for Messrs. Barr and Redleaf is paid in cash. The amount of the annual cash retainer for 2013 was $50,000 per year, and the amount of the annual cash retainer approved for 2014 is $50,000 per year. The grant date fair value of the annual equity retainer for 2013 was $75,000, and the grant date fair value of the annual equity retainer approved for 2014 is $90,000. Mr. Hunt, as the lead independent director, receives an additional annual cash retainer and annual equity award retainer, on the same payment and vesting schedule as the other retainers. In 2013, the amount of this additional cash and equity retainer were $50,000 and $25,000, respectively, and the amounts of such additional cash and equity retainers approved for 2014 are $50,000 and $25,000, respectively. For 2013, our non-employee directors also received a $1,500 fee for each board and committee meeting attended in person and $1,000 for each meeting attended via teleconference. In 2014, upon recommendation of the Compensation Committee, the board eliminated the per meeting fees as an element of non-employee director compensation. In addition, for 2013, the chairperson of the Audit Committee receives a fee of $20,000 per year, payable $5,000 per calendar quarter, to serve in such capacity, the chairperson of the Compensation Committee receives a fee of $15,000 per year, payable $3,750 per calendar quarter, to serve in such capacity, the chairperson of the Nominating and Corporate Governance Committee receives a fee of $10,000 per year, payable $2,500 per calendar quarter, to serve in such capacity, and other members of such committees receive a fee of $5,000 per year, payable $1,250 per calendar quarter, per committee for service on such committees, and such amounts remain unchanged as approved for 2014. Members of the Corporate Finance Committee receive an annual equity award retainer, consisting of restricted shares of our Class A Common Stock vesting in equal quarterly installments following the grant date. The grant date fair value of the annual equity award to members of the Corporate Finance Committee was $25,000 for 2013, and for 2014 was reduced to $15,000.
For 2013, the board of directors permitted each non-employee director, other than Messrs. Barr and Redleaf, to elect to receive his or her annual cash retainer in the form of restricted stock pursuant to each director’s election. Messrs. Hunt, Ammerman and Niemann and Ms. Carlson Schell each elected to receive their entire annual retainer, including the cash portion, in restricted shares. Messrs. Barr and Redleaf received their entire 2013 annual retainer in cash. For 2014, the board of directors permitted each non-employee director, other than Messrs. Barr and Redleaf, to elect to receive his or her annual cash fees, including the annual retainer and fees for committee service, in the form of restricted stock pursuant to each director’s election, so long as the election was for all of such cash fees. Messrs. Ammerman and Niemann and Ms. Carlson Schell each elected to receive their entire cash fees in restricted shares, and Mr. Hunt elected to receive his cash fees in cash. In connection with the compensation programs and elections described above, on March 1, 2013, the Company granted 8,913 restricted shares of our Class A Common Stock to each of Messrs. Hunt, Ammerman and Niemann and Ms. Carlson Schell, which represents for each director a $75,000 value with respect to the equity award retainer and $50,000 value for the annual cash retainer. On the same date, the Company granted Mr. Hunt, the lead independent director, an additional 5,348 shares, which represents the value of his additional $50,000 cash retainer and $25,000 in equity compensation as lead independent director. Each of the restricted stock awards granted to the non-employee directors vested on a quarterly basis and vested in full on March 1, 2014. Each member of the Corporate Finance Committee was granted a restricted stock award on April 4, 2013, with a $25,000 value, which vested on a quarterly basis and vested in full on March 1, 2014.
For 2014, and in connection with the compensation programs and elections described above, the Company granted the following restricted shares of our Class A Common Stock to each of our non-employee directors, other than Messrs. Barr and Redleaf: 6,383 shares to Mr. Ammerman, 6,211 shares to Mr. Niemann, 3,968 shares to Mr. Hunt, and 5,866 shares to Ms. Carlson Schell, which represents the entire annual fee amount for all board and committee service for Messrs. Ammerman and Niemann and Ms. Carlson Schell and the annual equity retainers for board and lead independent director service for Mr. Hunt, and in each case vesting in equal quarterly installments and to vest in full on March 1, 2015.
Director Stock Ownership Guidelines. The board of directors has adopted stock ownership guidelines for our non-employee directors, requiring such directors to hold stock with a value equal to two times the director’s annual retainer value

(both cash and equity award retainers). Under the terms of the Company’s stock ownership guidelines, directors must hold 100% of all shares received from the vesting, delivery or exercise of equity awards granted under the Company’s equity award plans (net of shares used to pay the exercise price of options or purchase price of other awards, all applicable withholding taxes and all applicable transaction costs) until the directors’ qualifying holdings meet or exceed the applicable retainer multiple. In addition, absent a waiver by the Company or undue hardship, directors may not dispose of share holdings (by sale or otherwise) if the disposition would result in qualifying holdings falling below the applicable retainer multiple. “Qualifying holdings” generally refer to shares of Class A Common Stock (i) held by the director or certain trusts or entities controlled by the director, (ii) held by a 401(k) or other qualified pension or profit-sharing plan for the director’s benefit and (iii) underlying vested restricted stock units. Each of our non-employee directors is in compliance with the Company’s stock ownership guidelines.
2013 Director Compensation. The following table sets forth information concerning the compensation of the directors during the fiscal year ended December 31, 2013.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(1)	Total ($)
Douglas K. Ammerman	67,500	150,000	—	—	—	—	217,500
Michael Barr(3)	113,000	—	—	—	—	—	113,000
Gary H. Hunt	68,500	200,000	—	—	—	—	268,500
Matthew R. Niemann	61,500	150,000	—	—	—	—	211,500
Nathaniel Redleaf(4)	121,500	—	—	—	—	—	121,500
Lynn Carlson Schell	51,500	150,000	—	—	—	—	201,500

(1)
Represents: (i) a grant of restricted stock with a value of $125,000 per award for Messrs. Ammerman and Niemann and Ms. Carlson Schell, and with an award value of $200,000 for Mr. Hunt, representing the aggregate amount of the annual cash retainer and equity retainer for such individuals in accordance with the election described above, and including additional retainer amounts for Mr. Hunt for his service as lead independent director; and (ii) with respect to Messrs. Ammerman and Niemann and Ms. Carlson Schell, a grant of restricted stock related to their service on the Corporate Finance Committee, with a value of $25,000 per award for each such non-employee director. The number of shares underlying each such award was determined using the fair market value per share of Class A Common Stock as of the date of grant, which date was March 1, 2013 for the grants referenced in clause (i) of this footnote, and which date was April 4, 2013 for the grants referenced in clause (ii) of this footnote, in each case of $14.025 as determined by the board of directors and giving effect to the Common Stock Recapitalization. Each of the restricted stock awards granted to our non-employee directors in 2013 vest in equal quarterly installments on each of June 1, September 1 and December 1, 2013 and March 1, 2014, in each case subject to the individual non-employee director’s continued service on the board through such date.

(2)
None of the non-employee directors held any vested or unvested stock options as of the end of our 2013 fiscal year. The number of shares of unvested restricted stock held by each of our non-employee directors, as applicable, as of the end of our 2013 fiscal year is as follows: Mr. Ammerman - 2,674 shares; Mr. Hunt - 3,566 shares; Mr. Niemann - 2,674 shares; Ms. Carlson Schell - 2,674 shares.

(3)	Mr. Barr’s fees are paid to a fund affiliated with Paulson.

(4)	Mr. Redleaf’s fees are paid to a fund affiliated with Luxor.
Compensation Risk Assessment
In 2014, at the request of the Compensation Committee, Mercer conducted an evaluation of the Company’s compensation program risk profile in collaboration with Company management, including an assessment of all Company compensation plans, with a particular focus on plans in which senior executives participate, using Mercer’s qualitative evaluation criteria based on best practices for compensation design and risk management. The Compensation Committee and management reviewed and agreed with Mercer’s conclusion that the Company’s compensation policies and practices do not present risks that are reasonably likely to have a material adverse effect on the Company.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth the number of shares of our capital stock beneficially owned as of March 17, 2014, by (i) each person known by us to be the beneficial owner of more than 5% of any class of our outstanding voting securities, (ii) each of our directors, (iii) each of our named executive officers for the year ended December 31, 2013, and (iv) all of our directors and executive officers as of March 17, 2014, as a group. Unless otherwise indicated in the table, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder’s name, subject to community property laws, where applicable. Unless otherwise noted below, the address of each stockholder below is c/o William Lyon Homes, 4695 MacArthur Court, 8th Floor, Newport Beach, California 92660.

		CLASS A COMMON STOCK(1)		CLASS B COMMON STOCK(1)		PERCENT OF TOTAL VOTING POWER(2)(3)
NAME	TITLE	Number	Percent of Class(2)	Number	Percent of Class
Named Executive Officers and Directors:
General William Lyon	Chairman of the Board & Executive Chairman	16,165(4)	*	—	—	*
William H. Lyon	Director, Chief Executive Officer	115,378(5)	*	5,721,434(6)	100%	50.8%
Matthew R. Zaist	President & Chief Operating Officer	362,365(7)	1.2%	—	—	*
Colin T. Severn	Vice President & Chief Financial Officer	73,822(8)	*	—	—	*
Brian W. Doyle	Senior Vice President & California Region President	170,814(9)	*	—	—	*
Richard S. Robinson	Senior Vice President Finance and Acquisition	50,653(10)	*	—	—	*
Douglas K. Ammerman	Director	23,988(11)	*	—	—	*
Michael Barr	Director	—	—	—	—	—
Gary H. Hunt	Director	25,592(12)	*	—	—	*
Matthew R. Niemann	Director	23,816(13)	*	—	—	*
Nathaniel Redleaf	Director	—	—	—	—	—
Lynn Carlson Schell	Director	23,471(14)	*	—	—	*
All directors and executive officers as a group (11 individuals)		692,210(15)	2.5%	5,721,434	100%	1.5%
5% Stockholders (not listed above):
Luxor Capital Group LP(16)		8,594,788	30.7%	—	—	18.3%
Paulson & Co. Inc.(17)		3,322,666	11.9%	—	—	7.1%
Goldman Sachs Asset Management(18)		1,397,449	5.0%	—	—	3.0%

*	Denotes less than 1.0% of beneficial ownership.

(1)
Beneficial ownership is determined in accordance with SEC rules, and includes any shares as to which the stockholder has sole or shared voting power or investment power, and also any shares which the stockholder has the right to acquire within 60 days of March 17, 2014, whether through the exercise or conversion of any stock option, convertible security, warrant or other right. The indication herein that shares are beneficially owned is not an admission on the part of the stockholder that he, she or it is a direct or indirect beneficial owner of those shares.

(2)
Based on (i) 27,952,228 shares of Class A Common Stock outstanding as of March 17, 2014, including an aggregate of 603,834 unvested shares of restricted stock, (ii) 3,813,884 of Class B Common Stock outstanding as of March 17, 2014, and (c) 1,907,550 shares of Class B Common Stock issuable upon the exercise of a warrant held by Lyon Shareholder 2012, LLC, or Lyon LLC, or the Class B Warrant. The Class B Warrant is exercisable at any time prior to February 24, 2022. Shares of common stock which the stockholder has the right to acquire within 60 days of March 17, 2014 are deemed to be outstanding and beneficially owned by the person holding such rights for the purpose of computing the percentage of ownership of such person but are not treated as outstanding for the purposes of computing the percentage of any other person.

(3)	Each share of Class A Common Stock is entitled to one vote per share. Each share of Class B Common Stock is entitled to five votes per share.

(4)	Includes 16,165 shares of unvested restricted stock.

(5)
Includes (i) 100,976 shares of unvested restricted stock, (ii) 11,469 shares of Class A Common Stock held by William H. Lyon, and (iii) 2,933 shares of Class A Common Stock held by The William Harwell Lyon Separate Property Trust established July 28, 2000. William H. Lyon (our Chief Executive Officer and Director) is Trustee of the trust and holds voting and dispositive power over these shares. William H. Lyon disclaims beneficial ownership over these shares except to the extent of his pecuniary interest therein. The address of The William Harwell Lyon Separate Property Trust is c/o William H. Lyon, PO Box 8858, Newport Beach, CA 92658-8858.

(6)
Represents (i) 3,813,884 shares of Class B Common Stock held by Lyon LLC and (ii) the Class B Warrant held by Lyon LLC. The Class B Common Stock is convertible into Class A Common Stock at any time at the election of the holder, as well as under certain other circumstances as described in this Annual Report on Form 10-K. The Class B Warrant is immediately exercisable and expires on February 24, 2022. The members of Lyon LLC are the LYON SHAREHOLDER 2012 IRREVOCABLE TRUST NO. 1 established December 24, 2012, the LYON SHAREHOLDER 2012 IRREVOCABLE TRUST NO. 2 established December 24, 2012 and the WILLIAM HARWELL LYON SEPARATE PROPERTY TRUST established July 28, 2000, the Trustee of each of which is William H. Lyon (our Chief Executive Officer and Director). The manager of Lyon LLC is William H. Lyon. William H. Lyon may be deemed to have voting and investment power of the securities held by Lyon LLC. William H. Lyon disclaims beneficial ownership of such securities, except to the extent of his pecuniary interest therein. The address of Lyon LLC is 4695 MacArthur Court, 8th Floor, Newport Beach, California 92660. Pursuant to the Stockholders Agreement described elsewhere in this Annual Report on Form 10-K, Lyon LLC has agreed to vote its shares in favor of a certain number of director nominees supported by Luxor and Paulson.

(7)
Includes, in part, (i) 108,916 shares of unvested restricted stock and (ii) 141,425 shares of Class A Common Stock subject to options exercisable within 60 days of March 17, 2014. Of the shares included in this table, (i) 81,914 shares of Class A Common Stock, (ii) 50,001 shares of unvested restricted stock, and (iii) 139,769 shares of Class A Common Stock subject to options exercisable within 60 days of March 17, 2014 are held by a limited liability company of which Mr. Zaist and his spouse are the managers, and in which Mr. Zaist's trust holds a controlling interest.

(8)	Includes, in part, (i) 20,933 shares of unvested restricted stock and (ii) 23,638 shares of Class A Common Stock subject to options exercisable within 60 days of March 17, 2014.

(9)	Includes, in part, (i) 51,054 shares of unvested restricted stock and (ii) 64,854 shares of Class A Common Stock subject to options exercisable within 60 days of March 17, 2014.

(10)	Includes, in part, (i) 17,130 shares of unvested restricted stock and (ii) 17,678 shares of Class A Common Stock subject to options exercisable within 60 days of March 17, 2014.

(11)	Includes, in part, 6,383 shares of unvested restricted stock.

(12)
Includes, in part, (i) 14,261 shares of Class A Common Stock and (ii) 3,968 shares of unvested restricted stock, in each case held by a solo defined benefit plan of which Mr. Hunt is the sole beneficiary.

(13)	Includes, in part, 6,211 shares of unvested restricted stock.

(14)	Includes, in part, 5,866 shares of unvested restricted stock.

(15)	Includes, in part, (i) 294,146 shares of unvested restricted stock and (ii) 182,741 shares of Class A Common Stock subject to options exercisable within 60 days of March 17, 2014.

(16)
Luxor Capital Group LP, which we refer to herein as "Luxor," acts as the investment manager of private investment funds that own the shares, collectively referred to as the “Luxor Investors.” Luxor Management, LLC is the general partner of Luxor. Christian Leone is the managing member of Luxor Management, LLC. Luxor, Luxor Management, LLC and Christian Leone are deemed to have shared voting and dispositive power over the securities held by each of the Luxor Investors. The address of Luxor is 1114 Avenue of the Americas, 29th Floor, New York City, New York 10036. Pursuant to the Stockholders Agreement described elsewhere in this Annual Report on Form 10-K, the Luxor Investors have agreed to vote their shares in favor of a certain number of director nominees supported by Lyon LLC and Paulson.

(17)
Paulson & Co. Inc., which we refer to herein as "Paulson," is an investment advisor registered under the Investment Advisors Act of 1940 that furnishes investment advice to and manages various onshore and offshore investment funds and separately managed accounts, or, collectively, the “Funds”. The shares included in this table are held by WLH Recovery Acquisition LLC, a Delaware limited liability company, or Acquisition LLC, and Acquisition LLC is one of the funds. In its role as investment advisor and manager of the Funds, Paulson possesses voting and/or investment power over the ordinary shares owned by the Funds. As the President and sole Director of Paulson & Co. Inc., John Paulson may be deemed to have voting and/or investment power over such shares. The address for the Funds is c/o Paulson & Co. Inc., 1251 Avenue of the Americas, NY, NY 10020. Pursuant to the Stockholders Agreement described elsewhere in this Annual Report on Form 10-K, Acquisition LLC has agreed to vote its shares in favor of a certain number of director nominees supported by Lyon LLC and Luxor.

(18)
Based on a Schedule 13G filed with the SEC on February 13, 2014, Goldman Sachs Asset Management, L.P. and GS Investment Strategies, LLC, or collectively, Goldman Sachs Asset Management, have shared voting power over 1,340,368 shares and shared dispositive power over 1,397,449 shares of our Class A Common Stock. The address of Goldman Sachs Asset Management is 200 West Street, New York, NY 10282.

Equity Compensation Plan Information
The following table summarizes information about our equity securities that may be issued upon the exercise of options, warrants and rights under all our equity compensation plans, as of December 31, 2013. The non-compensatory warrant to purchase 1,907,550 shares of the Company’s Class B Common Stock issued in connection with the Plan is not included in the table below. For a description of the non-compensatory warrant, please see “Certain Relationships and Transactions-Amendment to Warrant.” All of the information in the table below gives effect to the Common Stock Recapitalization described elsewhere in this Form 10-K.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	576,651	(1)	$8.6625	(2)	2,390,366	(3)
Equity compensation plans not approved by security holders	—		$—		—
Total	576,651		$8.6625		2,390,366

(1)	Represents outstanding options to purchase shares of Class A common stock of the Company.

(2)	Represents the exercise price of each of the 576,651 outstanding options to purchase shares of Class A common stock of the Company.

(3)	Represents the number of securities remaining available for issuance under the 2012 Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Policies and Procedures for Review, Approval or Ratification of Transactions with Related Persons
Our board of directors has adopted a written statement of policy for the evaluation of and the approval, disapproval and monitoring of transactions involving us and a “related party.” For purposes of this policy, a “related party” includes our executive officers, directors and director nominees or their immediate family members, or stockholders owning five percent or more of our voting securities.
Our related party transactions policy requires:

•
that any transaction in which a related party has a material direct or indirect interest and which exceeds $120,000, such transaction referred to as a “related party transaction,” and any material amendment or modification to a related person transaction, be evaluated and approved or ratified by our audit committee or by the disinterested members of the Audit Committee; and

•
that any employment relationship or transaction involving an executive officer and any related compensation solely resulting from that employment relationship or transaction must be approved by the Compensation Committee of our board of directors or recommended by the Compensation Committee to the board of directors for its approval.

In connection with the review and approval or ratification of a related party transaction:

•
management must disclose to the Audit Committee or the disinterested members of the Audit Committee, as applicable, the material terms of the related party transaction, including the approximate dollar value of the amount involved in the transaction, and all the material facts as to the related person’s direct or indirect interest in, or relationship to, the related person transaction;

•
management must advise the Audit Committee or the disinterested members of the Audit Committee, as applicable, as to whether the related party transaction will be required to be disclosed in our SEC filings. To the extent it is required to be disclosed, management must ensure that the related party transaction is disclosed in accordance with SEC rules; and

•
management must advise the Audit Committee or the disinterested members of the Audit Committee, as applicable, as to whether the related party transaction constitutes a “personal loan” for purposes of Section 402 of Sarbanes-Oxley.

Employment Agreements
We have entered into employment agreements with certain of our executive officers. For more information regarding these agreements, see “Executive Compensation-Employment Agreements and Severance Benefits.”

Indemnification Agreements and Liability Insurance Policy
We have entered into indemnification agreements with certain of our executive officers and each of our directors pursuant to which the Company has agreed to indemnify such executive officers and directors against liability incurred by them by reason of their services as an executive officer or director to the fullest extent allowable under applicable law. We also provide liability insurance for each director and officer for certain losses arising from claims or charges made against them while acting in their capacities as our directors or officers.

Certain Relationships and Transactions
We describe below transactions and series of similar transactions that have occurred this year to which we were a party or will be a party in which:

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
William H. Lyon. Mr. Lyon is our Chief Executive Officer and a member of our board of directors. Through his management of Lyon Shareholder 2012, LLC, Mr. Lyon holds 100% of our Class B Common Stock.
Luxor Capital Group, LP. Entities affiliated with Luxor hold over 5% of our outstanding Class A Common Stock, after giving effect to the Common Stock Recapitalization described elsewhere in this prospectus.
Paulson & Co. Inc. WLH Recovery Acquisition LLC, a Delaware limited liability company and entity affiliated with, and managed by affiliates of, Paulson, holds over 5% of our outstanding Class A Common Stock, after giving effect to the Common Stock Recapitalization described elsewhere in this prospectus. Michael Barr currently serves as Portfolio Manager for the Paulson Real Estate Funds, which are affiliates of Paulson, and serves as a member of our board of directors.

Note Receivable from Sale of Aircraft
Presley CMR, Inc., a California corporation, or Presley CMR, and wholly owned subsidiary of California Lyon, entered into an Aircraft Purchase and Sale Agreement, or PSA, with an affiliate of General William Lyon to sell the aircraft, owned by the Company. The PSA provides for an aggregate purchase price for the aircraft of $8.3 million (which value was the appraised fair market value of the aircraft), which consists of: (i) cash in the amount of $2.1 million which was paid at closing and (ii) a promissory note from the affiliate in the amount of $6.2 million, which is included in receivables in the accompanying consolidated balance sheet. The closing of this sale occurred on September 9, 2009. The note is secured by the aircraft. As part of the Company’s fresh start accounting, the note was adjusted to its fair value of $5.2 million. The discount on the fresh start adjustment is amortized over the remaining life of the note. The note requires semiannual interest payments to California Lyon of approximately $132,000. The note is due in September 2016.
Amendment to Warrant
In connection with the Plan, the Company issued a warrant, or the Class B Warrant, to an entity controlled by William H. Lyon, one of the Company’s directors and the Chief Executive Officer of the Company. Pursuant to the Class B Warrant, the entity controlled by Mr. Lyon may purchase up to 1,907,550 shares of our Class B Common Stock at $17.08 per share (after giving effect to the Common Stock Recapitalization). The original term of the Class B Warrant was five years, and it would expire on February 24, 2017. In connection with the adoption of the Certificate of Incorporation, the Class B Warrant has been amended to extend the term to 10 years, and the Class B Warrant will now expire on February 24, 2022.
Land Acquisition Transaction
In October 2013, California Lyon acquired certain finished and unfinished lots at a master planned community located in Aurora, Colorado, for a cash purchase price of approximately $20.0 million, from an entity managed by an affiliate of Paulson. WLH Recovery Acquisition LLC, which is affiliated with, and managed by affiliates of, Paulson, holds over 5% of our outstanding Class A Common Stock. California Lyon participated in a competitive bidding process for the lots and we believe that the acquisition was on terms no less favorable than it would have agreed to with unrelated parties. The transaction was approved by the audit committee of our board of directors and by our full board of directors, with the exception of Mr. Barr, who recused himself from the vote because of his affiliation with Paulson. Mr. Barr currently serves as Portfolio Manager for the Paulson Real Estate Funds, which are affiliates of Paulson, where he is responsible for all aspects of the real estate private equity business. Mr. Barr is also a partner in Paulson, which he joined in 2008.
Certain Family Relationships
William H. Lyon, one of the Company’s directors and the Chief Executive Officer of the Company, is the son of General William Lyon. General William Lyon is the Company’s Chairman of the board of directors and the Executive Chairman. William H. Lyon’s compensation is disclosed in the section entitled “Executive Compensation-Summary Compensation Table” above.
Director Independence
Under the listing requirements and rules of The New York Stock Exchange, or the NYSE, independent directors must comprise a majority of a listed company’s board of directors. In addition, NYSE rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent. Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act and compensation committee members must satisfy heightened independence criteria set forth in NYSE rules. Under NYSE rules, a director will only qualify as an “independent director” if the company’s board of directors affirmatively determines that the director has no material relationship with the company, either directly or indirectly, that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.
Our board of directors has undertaken a review of its composition, the composition of its committees and the independence of each director. Based upon information requested from and provided by each of our directors concerning his or her background, employment and affiliations, including family relationships with us, our senior management and our independent registered public accounting firm, our board of directors has determined that all but three of our directors, General Lyon, William H. Lyon and Michael Barr, are independent directors under the standards established by the SEC and the NYSE. In making this determination, our board of directors considered the current and prior relationships that each non-employee director has with us and all other facts and circumstances our board of directors deemed relevant in determining their independence, including the following:
•As described above, Mr. Niemann is a Managing Director and shareholder of Houlihan Lokey, or Houlihan. As previously disclosed, Houlihan provided certain professional or advisory services to us in 2011 and 2012. Such services were one-time in nature, and the payments received for such services did not exceed the greater of $1 million or 2% of Houlihan’s consolidated gross revenues for such years. Houlihan does not currently provide any professional or advisory services to us, and did not provide any professional or advisory services to us in 2013 other than participating as a non-lead bank in the underwriting syndicate of our initial public offering in May 2013. The aggregate amount of the underwriting proceeds received by Houlihan in connection with the offering did not exceed the greater of $1 million or 2% of Houlihan’s consolidated gross revenues for 2013. Further, Mr. Niemann did not have a direct or indirect interest in the transaction. Accordingly, the board of directors determined that Mr. Niemann does not have a material relationship with us and that Mr. Niemann is an independent director under the standards established by the SEC and the NYSE.
•Mr. Ammerman currently serves on the audit committee of more than three publicly traded companies, including William Lyon Homes (NYSE), Fidelity National Financial (NYSE), Remy International, Inc. (NASDAQ Stock Market) and Stantec Inc. (NYSE). The board of directors has determined that Mr. Ammerman’s simultaneous service on the audit committees of more than three public companies does not impair his ability to serve effectively as a member of our Audit Committee.

Item 14.	Principal Accountant Fees and Services
The fees for professional services provided by KPMG, LLP, or KPMG, in fiscal years 2013 and 2012 were:

Type of Fees	2013		2012
Audit Fees	$1,133,975	(1)	$798,000
Audit Related Fees	—		—
Tax Fees	—		—
All Other Fees	—		—
Total Fees	$1,133,975		$798,000
(1) Includes $76,075 for services actually performed in 2012, but billed in 2013.
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
The Audit Committee considered the compatibility of the provision of other services by its registered public accountant with the maintenance of their independence. The Audit Committee approved all audit and non-audit services provided by KPMG in 2013 and 2012.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements
The following financial statements of the Company are included in a separate section of this Annual Report on Form 10-K commencing on the page numbers specified below:

Page
Financial Statements as of December 31, 2013 and 2012, and for the year ended December 31, 2013, the period from January 1, 2012 through February 24, 2012, the period from February 25, 2012 through December 31, 2012, and for the year ended December 31, 2011

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
(3) Listing of Exhibits:
EXHIBIT INDEX

Exhibit Number	Description

3.1	Third Amended and Restated Certificate of Incorporation of William Lyon Homes (incorporated by reference to William Lyon Homes’s Current Report on Form 8-K filed with the Commission on May 28, 2013).

3.2	Amended and Restated Bylaws of William Lyon Homes (incorporated by reference to William Lyon Homes’s Current Report on Form 8-K filed with the Commission on May 28, 2013).

4.1
Supplemental Indenture dated as of November 8, 2012, by and between William Lyon Homes, Inc., William Lyon Homes, and certain of William Lyon Homes’s subsidiaries (as guarantors) and U.S. Bank National Association, as trustee (incorporated by reference to William Lyon Homes’s Current Report on Form 8-K filed with the Commission on November 8, 2012).

4.2
Indenture (including form of 8.5% Senior Note due 2020), dated as of November 8, 2012, by and between William Lyon Homes, Inc., William Lyon Homes, certain of William Lyon Homes’s subsidiaries (as guarantors) and U.S. Bank National Association, as trustee (incorporated by reference to William Lyon Homes’s Current Report on Form 8-K filed with the Commission on November 8, 2012).

4.3
First Supplemental Indenture, dated as of August 15, 2013, among William Lyon Homes, Inc., NVH Development, LLC, NVH Parent, LLC, NVH INV, LLC, NVH WIP LLLP and NVHDEV-GP, Inc., and U.S. Bank National Bank Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013).

Exhibit Number	Description
4.4
Officers' certificate, dated October 24, 2013, delivered pursuant to the Indenture, and setting forth the terms of the notes (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed on October 25, 2013).

10.1
Form of Indemnity Agreement, between William Lyon Homes, a Delaware corporation, and the directors and officers of William Lyon Homes (incorporated by reference to William Lyon Homes’s Annual Report on Form 10-K for the year-ended December 31, 1999).

10.2
Property Management Agreement between Corporate Enterprises, Inc., a California corporation (Owner) and William Lyon Homes, Inc., a California corporation (Manager) dated and effective November 5, 1999 (incorporated by reference to William Lyon Homes’s Annual Report on Form 10-K for the year-ended December 31, 1999).

10.3
Warranty Service Agreement between Corporate Enterprises, Inc., a California corporation and William Lyon Homes, Inc., a California corporation dated and effective November 5, 1999 (incorporated by reference to William Lyon Homes’s Annual Report on Form 10-K for the year-ended December 31, 1999).

10.4
Standard Industrial/Commercial Single-Tenant Lease-Net between William Lyon Homes, Inc. and a trust of which William H. Lyon is the sole beneficiary (incorporated by reference to William Lyon Homes’s Annual Report on Form 10-K for the year-ended December 31, 2000).

10.5	The Presley Companies Non-Qualified Retirement Plan for Outside Directors (incorporated by reference to William Lyon Homes’s Annual Report on Form 10-K for the year-ended December 31, 2002).

10.6
Sixth Extension and Modification Agreement dated December 30, 2011, by and between Circle G at the Church Farm North Joint Venture, LLC, an Arizona limited liability company, and U.S. Bank National Association, a national banking association (incorporated by reference to William Lyon Homes’s Registration Statement filed August 10, 2012 (File No. 333-183249)).

10.7
Aircraft Purchase and Sale Agreement dated as of September 3, 2009, by and between Presley CMR, Inc., and Martin Aviation, Inc., or its designee (incorporated by reference to William Lyon Homes’s Current Report on Form 8-K filed with the Commission on September 10, 2009).

10.8
Secured Promissory Note dated September 9, 2009 from Martin Aviation, Inc., a California corporation payable to William Lyon Homes, Inc., a California corporation (incorporated by reference to William Lyon Homes’s Current Report on Form 8-K filed with the Commission on September 10, 2009).

10.9
Aircraft Mortgage and Security Agreement between Martin Aviation, Inc., a California corporation and William Lyon Homes, Inc., dated as of September 9, 2009 (incorporated by reference to William Lyon Homes’s Current Report on Form 8-K filed with the Commission on September 10, 2009).

10.10†	Project Completion Bonus Plan (incorporated by reference to William Lyon Homes’s Current Report on Form 8-K filed with the Commission on September 20, 2010).

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

Exhibit Number	Description
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

10.25†	Form of Employment Agreement, dated September 1, 2012 (incorporated by reference to the Company’s Registration Statement on Form S-1/A filed with the Commission on December 6, 2012).

Exhibit Number	Description
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

10.33
Construction Loan Agreement dated as of September 26, 2012 by and between William Lyon Homes, Inc., a California corporation and California Bank & Trust, a California banking corporation (incorporated by reference to William Lyon Homes’s Quarterly Report for the quarter-ended September 30, 2012).

10.34†
William Lyon Homes 2012 Equity Incentive Plan Form of Restricted Stock Award Agreement (performance-based) (incorporated by reference to William Lyon Homes’s Form S-1 Registration Statement filed April 9, 2013 (File No. 333-187819)).

10.35†	Revised Form of Employment Agreement, dated April 1, 2013 (incorporated by reference to William Lyon Homes’s Form S-1 Registration Statement filed April 9, 2013 (File No. 333-187819)).

10.36†
Amendment to Employment Agreement, dated March 6, 2013, by and between William Lyon Homes, Inc., and Matthew R. Zaist (incorporated by reference to William Lyon Homes’s Form S-1 Registration Statement filed April 9, 2013 (File No. 333-187819)).

10.37	Amendment No. 1 to Warrant to Purchase Shares of Class B Common Stock (incorporated by reference to William Lyon Homes’s Current Report on Form 8-K filed with the Commission on May 28, 2013).

10.38	Form of indemnification agreement (incorporated by reference to William Lyon Homes’s Current Report on Form 8-K filed with the Commission on May 28, 2013).

Exhibit Number	Description
10.39†
Amendment No. 1 to the William Lyon Homes 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.23(a) to the Company’s Form S-1 Registration Statement filed May 6, 2013 (File No. 333-187819)).

10.40
Credit Agreement among William Lyon Homes, Inc., as Borrower, William Lyon Homes, as Parent, The Lenders from time to time party thereto, and Credit Suisse AG, as Administrative Agent, dated as of August 7, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013).

10.41†
Amendment No. 2 to the William Lyon Homes 2012 Equity Incentive Plan (incorporated by reference to Exhibit 99.3 of the Company’s Form S-8 Registration Statement filed August 12, 2013 (File No. 333-190571)).

10.42†
William Lyon Homes 2012 Equity Incentive Plan Form of Restricted Stock Award Agreement (performance-based) (incorporated by reference to Exhibit 10.42 of the Company's Form S-4 Registration Statement filed December 27, 2013 (file no. 333-193112)).

10.43†
William Lyon Homes 2012 Equity Incentive Plan Form of Restricted Stock Award Agreement. (incorporated by reference to Exhibit 10.43 of the Company's Form S-4 Registration Statement filed December 27, 2013 (file no. 333-193112)).

10.44†
William Lyon Homes 2012 Equity Incentive Plan Form of Stock Option Agreement. (incorporated by reference to Exhibit 10.44 of the Company's Form S-4 Registration Statement filed December 27, 2013 (file no. 333-193112)).

10.45†
William Lyon Homes 2012 Equity Incentive Plan Form of Amendment No. 1 to Stock Option Agreement (Five-Year Options). (incorporated by reference to Exhibit 10.45 of the Company's Form S-4 Registration Statement filed December 27, 2013 (file no. 333-193112)).

12.1+
Statement Regarding the Computation of Ratio of Earnings (Loss) to Fixed Charges and Preferred Stock Dividends for the Year Ended December 31, 2013, the Period from January 1, 2012 through February 24, 2012, the Period from February 25, 2012 through December 31, 2012, and for the Years Ended December 31, 2011, 2010, and 2009.

16.1
Letter from Windes, Inc. (formerly Windes & Mclaughry Accountancy Corporation), as to the change in certifying accountant, dated as of August 9, 2012 (incorporated by reference to Exhibit 16.1 of the Company's Registration Statement on Form S-1 filed August 10, 2012).

21.1+	List of Subsidiaries of the Company.

23.1+	Consent of Windes, Inc. Independent Registered Public Accounting Firm.

23.2+	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350

Exhibit Number	Description
32.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350

101.INS* **	XBRL Instance Document

101.SCH* **	XBRL Taxonomy Extension Schema Document

101.CAL* **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF* **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB* **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE* **	XBRL Taxonomy Extension Presentation Linkbase Document

+	Filed herewith

†	Management contract or compensatory agreement

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on the 21st day of March, 2014.

WILLIAM LYON HOMES,
a Delaware corporation

By:	/s/ William H. Lyon
William H. Lyon
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ William H. Lyon William H. Lyon	Chief Executive Officer, Director (Principal Executive Officer)	March 21, 2014

/s/ Colin T. Severn Colin T. Severn	Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	March 21, 2014

/s/ General William Lyon General William Lyon	Executive Chairman, Director	March 21, 2014

/s/ Douglas K. Ammerman Douglas K. Ammerman	Director	March 21, 2014

/s/ Michael Barr Michael Barr	Director	March 21, 2014

/s/ Gary H. Hunt Gary H. Hunt	Director	March 21, 2014

/s/ Matthew R. Niemann Matthew R. Niemann	Director	March 21, 2014

/s/ Nathaniel Redleaf Nathaniel Redleaf	Director	March 21, 2014

/s/ Lynn Carlson Schell Lynn Carlson Schell	Director	March 21, 2014

INDEX TO FINANCIAL STATEMENTS

Page
Financial Statements as of December 31, 2013 and 2012, and for the year ended December 31, 2013, the period from January 1, 2012 through February 24, 2012, the period from February 25, 2012 through December 31, 2012, and for the year ended December 31, 2011

Consolidated Balance Sheets	F-4
Consolidated Statements of Operations	F-5
Consolidated Statements of Equity (Deficit)	F-6
Consolidated Statements of Cash Flows	F-7
Notes to Consolidated Financial Statements	F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
William Lyon Homes:

We have audited the accompanying consolidated balance sheets of William Lyon Homes and subsidiaries (the Company) as of December 31, 2013 and 2012 (Successor), and the related consolidated statements of operations, equity (deficit) and cash flows for the year ended December 31 2013 (Successor) and the periods from January 1, 2012 through February 24, 2012 (Predecessor) and February 25, 2012 through December 31, 2012 (Successor). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of William Lyon Homes and subsidiaries as of December 31, 2013 and 2012 (Successor) and the results of their operations and their cash flows for the year ended December 31, 2013 (Successor) and the periods from January 1, 2012 through February 24, 2012 (Predecessor) and February 25, 2012 through December 31, 2012 (Successor), in conformity with U.S. generally accepted accounting principles.

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
March 21, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
William Lyon Homes

We have audited the accompanying consolidated statements of operations, equity (deficit) and cash flows of William Lyon Homes (the "Company") for the year ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of William Lyon Homes for the year ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

As more fully described in Notes 2 and 3, the Company filed for protection under Chapter 11 of the Bankruptcy Code on December 19, 2011 and emerged from bankruptcy on February 24, 2012. Accordingly, the accompanying consolidated financial statements for the year ended December 31, 2011, which includes the impact of the period from December 19, through December 31, 2011, have been prepared in accordance with Accounting Standards Codification Topic 852, Reorganizations. The Company applied debtor in possession reporting for the period described above resulting in a lack of comparability with the prior financial statements.

/s/ Windes, Inc.
Irvine, California
January 21, 2013

WILLIAM LYON HOMES
CONSOLIDATED BALANCE SHEETS
(in thousands except number of shares and par value per share)

	December 31,
	2013	2012
ASSETS
Cash and cash equivalents — Note 1	$171,672	$71,075
Restricted cash — Note 1	854	853
Receivables	20,839	14,789
Real estate inventories — Note 7
Owned	671,790	421,630
Not owned	12,960	39,029
Deferred loan costs, net	9,575	7,036
Goodwill — Note 8	14,209	14,209
Intangibles, net of accumulated amortization of $7,611 and $5,757 and as of December 31, 2013 and 2012, respectively — Note 9	2,766	4,620
Deferred income taxes, net valuation allowance of $3,959 and $200,048 at December 31, 2013 and 2012 respectively - Note 13	95,580	—
Other assets, net	10,166	7,906
Total assets	$1,010,411	$581,147
LIABILITIES AND EQUITY
Accounts payable	$17,099	$18,735
Accrued expenses	60,203	41,770
Liabilities from inventories not owned — Note 15	12,960	39,029
Notes payable — Note 10	38,060	13,248
8 1/2% Senior notes due November 15, 2020 — Note 10	431,295	325,000
	559,617	437,782
Commitments and contingencies — Note 19
Redeemable convertible preferred stock — Note 16:
Redeemable convertible preferred stock, par value $0.01 per share; zero and 9,969,970 shares authorized; zero and 9,334,030 shares issued and outstanding at December 31, 2013 and 2012, respectively	—	71,246
Equity:
William Lyon Homes stockholders’ equity — Note 17
Preferred stock, par value $0.01 per share; 10,000,000 and no shares issued and outstanding at December 31, 2013 and 2012, respectively	—	—
Common stock, Class A, par value $0.01 per share; 150,000,000 and 41,212,121 shares authorized; 27,622,283 and 8,499,558 shares issued, 27,216,813 and 8,499,558 shares outstanding at December 31, 2013 and 2012, respectively	276	85
Common stock, Class B, par value $0.01 per share; 30,000,000 and 6,060,606 shares authorized; 3,813,884 shares issued and outstanding at December 31, 2013 and 2012, respectively	38	38
Common stock, Class C, par value $0.01 per share; zero and 14,545,455 shares authorized; zero and 1,941,859 shares issued and outstanding at December 31, 2013 and 2012, respectively	—	20
Common stock, Class D, par value $0.01 per share; zero and 3,636,364 shares authorized; zero and 302,945 shares outstanding at December 31, 2013 and 2012, respectively	—	3
Additional paid-in capital	311,863	74,168
Retained earnings/(accumulated deficit)	116,002	(11,602)
Total William Lyon Homes stockholders’ equity	428,179	62,712
Noncontrolling interests — Note 5	22,615	9,407
Total equity	450,794	72,119
Total liabilities and equity	$1,010,411	$581,147
See accompanying notes to consolidated financial statements

WILLIAM LYON HOMES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except number of shares and per share data)

	Successor		Predecessor
	Year Ended December 31,	Period from February 25 through December 31, 2012	Period from January 1 through February 24, 2012
	2013			2011
Operating revenue
Home sales	$521,310	$244,610	$16,687	$207,055
Lots, land and other sales	18,692	104,325	—	—
Construction services — Note 1	32,533	23,825	8,883	19,768
	572,535	372,760	25,570	226,823
Operating costs
Cost of sales — homes	(405,496)	(203,203)	(14,598)	(184,489)
Cost of sales — lots, land and other	(14,692)	(94,786)	—	(4,234)
Impairment loss on real estate assets — Note 7	—	—	—	(128,314)
Construction services — Note 1	(25,598)	(21,416)	(8,223)	(18,164)
Sales and marketing	(26,102)	(13,928)	(1,944)	(16,848)
General and administrative	(40,770)	(26,095)	(3,302)	(22,411)
Amortization of intangible assets — Note 9	(1,854)	(5,757)	—	—
Other	(2,166)	(2,909)	(187)	(3,983)
	(516,678)	(368,094)	(28,254)	(378,443)
Equity in income of unconsolidated joint ventures	—	—	—	3,605
Operating income (loss)	55,857	4,666	(2,684)	(148,015)
Loss on extinguishment of debt — Note 10	—	(1,392)	—	—
Interest expense, net of amounts capitalized — Note 1	(2,602)	(9,127)	(2,507)	(24,529)
Other income, net	510	1,528	230	838
Income (loss) before reorganization items and benefit (provision) from income taxes	53,765	(4,325)	(4,961)	(171,706)
Reorganization items, net — Note 4	(464)	(2,525)	233,458	(21,182)
Income (loss) before benefit (provision) for income taxes	53,301	(6,850)	228,497	(192,888)
Benefit (provision) for income taxes — Note 13	82,302	(11)	—	(10)
Net income (loss)	135,603	(6,861)	228,497	(192,898)
Less: Net income attributable to noncontrolling interests	(6,471)	(1,998)	(114)	(432)
Net income (loss) attributable to William Lyon Homes	129,132	(8,859)	228,383	(193,330)
Preferred stock dividends	(1,528)	(2,743)	—	—
Net income (loss) available to common stockholders	$127,604	$(11,602)	$228,383	$(193,330)
Income (loss) per common share:
Basic	$5.16	$(0.93)	$228,383	$(193,330)
Diluted	$4.95	$(0.93)	$228,383	$(193,330)
Weighted average common shares outstanding:
Basic	24,736,841	12,489,435	1,000	1,000
Diluted	25,796,197	12,489,435	1,000	1,000
See accompanying notes to consolidated financial statements

WILLIAM LYON HOMES
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(in thousands)

	William Lyon Homes Stockholders				Non- Controlling Interest	Total
	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)
	Shares	Amount
Balance — December 31, 2010 (Predecessor)	1	—	48,867	(35,053)	11,563	25,377
Cash contributions to members of consolidated entities	—	—	—	—	6,605	6,605
Cash distributions to members of consolidated entities	—	—	—	—	(8,954)	(8,954)
Net (loss) income	—	—	—	(193,330)	432	(192,898)
Balance — December 31, 2011 (Predecessor)	1	—	48,867	(228,383)	9,646	(169,870)
Cash contributions to members of consolidated entities	—	—	—	—	1,825	1,825
Cash distributions to members of consolidated entities	—	—	—	—	(1,897)	(1,897)
Net (loss) income	—	—	—	(7,201)	114	(7,087)
Balance — February 24, 2012 (Predecessor)	1	—	48,867	(235,584)	9,688	(177,029)
Cancellation of predecessor common stock	(1)	—	—	—	—	—
Plan of reorganization and fresh start valuation adjustments	—	—	—	186,717	(1,588)	185,129
Elimination of predecessor accumulated deficit	—	—	(48,867)	48,867	—	—
Balance — February 24, 2012 (Predecessor)	—	—	—	—	8,100	8,100
Issuance of new common stock in connection with emergence from Chapter 11	11,196	112	44,003	—	—	44,115
Balance — February 24, 2012 (Successor)	11,196	112	44,003	—	8,100	52,215
Net (loss) income	—	—	—	(8,859)	1,998	(6,861)
Cash contributions to members of consolidated entities	—	—	—	—	15,313	15,313
Cash distributions to members of consolidated entities	—	—	—	—	(16,004)	(16,004)
Issuance of common stock	3,059	31	26,469	—	—	26,500
Issuance of restricted stock	303	3	(3)	—	—	—
Stock based compensation	—	—	3,699	—	—	3,699
Preferred stock dividends	—	—	—	(2,743)	—	(2,743)
Balance — December 31, 2012 (Successor)	14,558	$146	$74,168	$(11,602)	$9,407	$72,119
Net (loss) income	—	—	—	129,132	6,471	135,603
Cash contributions to members of consolidated entities	—	—	—	—	37,184	37,184
Cash distributions to members of consolidated entities	—	—	—	—	(30,447)	(30,447)
Conversion of redeemable preferred stock to Class A common stock	9,334	93	70,293	—	—	70,386
Issuance of common stock, net of offering costs	7,178	72	163,612	—	—	163,684
Issuance of restricted stock	366	3	(3)	—	—	—
Stock based compensation	—	—	3,793	—	—	3,793
Preferred stock dividends	—	—	—	(1,528)	—	(1,528)
Balance — December 31, 2013 (Successor)	31,436	$314	$311,863	$116,002	$22,615	$450,794
See accompanying notes to consolidated financial statements

WILLIAM LYON HOMES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Successor		Predecessor
	Year Ended December 31,	Period from February 25 through December 31, 2012	Period from January 1 through February 24, 2012	Year Ended December 31,
	2013			2011
Operating activities
Net income (loss)	$135,603	$(6,861)	$228,497	$(192,898)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	3,795	6,631	586	3,875
Impairment loss on real estate assets	—	—	—	128,314
Stock based compensation expense	3,793	3,699	—	—
Equity in income of unconsolidated joint ventures	—	—	—	(3,605)
Loss on sale of fixed asset	4	—	—	83
Reorganization items:
Cancellation of debt	—	—	(298,831)	—
Plan implementation and fresh start adjustments	—	—	49,302	—
Write-off of deferred loan costs	—	—	8,258	—
Accrued professional fees	—	—	—	1,000
Loss on extinguishment of debt	—	1,104	—	—
Deferred income tax benefit	(95,580)
Net changes in operating assets and liabilities:
Restricted cash	(1)	(1)	—	(211)
Receivables	(6,050)	(2,924)	941	4,767
Real estate inventories — owned	(234,127)	30,256	(7,047)	18,151
Real estate inventories — not owned	26,069	7,129	1,250	—
Other assets	1,069	605	206	(4,422)
Accounts payable	(1,636)	7,706	4,618	(1,522)
Accrued expenses	18,596	9,778	(3,851)	7,817
Liabilities from real estate inventories not owned	(26,069)	(7,129)	(1,250)	—
Net cash (used in) provided by operating activities	(174,534)	49,993	(17,321)	(38,651)
Investing activities
Distributions from unconsolidated joint ventures	—	—	—	1,435
Cash paid for acquisitions, net	—	(33,201)	—	—
Purchases of property and equipment	(3,754)	(312)	—	(128)
Net cash (used in) provided by investing activities	(3,754)	(33,513)	—	1,307

WILLIAM LYON HOMES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Successor		Predecessor
	Year Ended December 31,	Period from February 25 through December 31, 2012	Period from January 1 through February 24, 2012	Year Ended December 31,
	2013			2011
Financing activities
Proceeds from borrowings on notes payable	73,610	13,248	—	—
Proceeds from issuance of 8 1/2% Senior Notes	106,500	325,000	—	—
Principal payments on notes payable	(65,037)	(73,676)	(616)	(11,532)
Principal payments on Senior Secured Term Loan	—	(235,000)	—	—
Principal payments on Senior Subordinated Secured Notes	—	(75,916)	—	—
Proceeds from reorganization	—	—	30,971	—
Proceeds from issuance of convertible preferred stock	—	14,000	50,000	—
Proceeds from issuance of common stock	179,438	16,000	—	—
Offering costs related to issuance of common stock	(15,753)	—	—	—
Proceeds from debtor in possession financing	—	—	5,000	—
Principal payment of debtor in possession financing	—	—	(5,000)	—
Payment of deferred loan costs	(4,060)	(7,181)	(2,491)	—
Payment of preferred stock dividends	(2,550)	(1,721)	—	—
Noncontrolling interest contributions	37,184	15,313	1,825	6,605
Noncontrolling interest distributions	(30,447)	(16,004)	(1,897)	(8,954)
Net cash provided by (used in) financing activities	278,885	(25,937)	77,792	(13,881)
Net increase (decrease) in cash and cash equivalents	100,597	(9,457)	60,471	(51,225)
Cash and cash equivalents — beginning of period	71,075	80,532	20,061	71,286
Cash and cash equivalents — end of period	$171,672	$71,075	$80,532	$20,061
Supplemental disclosures:
Cash paid for taxes	$9,300	$—	$—	$—
Cash paid for professional fees relating to the reorganization	$464	$3,228	$7,813	$20,182
Supplemental disclosures of non-cash investing and financing activities:
Conversion of convertible preferred stock to common stock	$70,386	$—	$—	$—
Issuance of common stock related to land acquisition	$—	$10,500	$—	$—
Land contributed in lieu of cash for common stock	$—	$—	$4,029	$—
Distributions of real estate from unconsolidated joint ventures	$—	$—	$—	$800
Accretion of payable in kind dividends on convertible preferred stock	$—	$860	$—	$—
Preferred stock dividends, accrued	$—	$162	$—	$—
Net change in real estate inventories—not owned and liabilities from inventories not owned	$—	$—	$—	$7,862
Notes payable issued in conjunction with land acquisitions	$16,238	$—	$—	$55,000

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
Initial Public Offering
On May 21, 2013, the Company completed its initial public offering of 10,005,000 shares of Class A Common Stock, which consisted of 7,177,500 shares sold by the Company and 2,827,500 shares sold by the selling stockholder. The 10,005,000 shares in the offering were sold at a price to the public of $25.00 per share. The Company raised total net proceeds of approximately $163.7 million in the offering, after deducting the underwriting discount and offering expenses. The Company did not receive any proceeds from the sale of shares by the selling stockholder.
In connection with the initial public offering, Parent completed a common stock recapitalization which included a 1-for-8.25 reverse stock split of its Class A Common Stock (the “Class A Reverse Split”), the conversion of all outstanding shares of Parent’s Class C Common Stock, Class D Common Stock and Convertible Preferred Stock into Class A Common Stock on a one-for-one basis and as automatically adjusted for the Class A Reverse Split, and a 1-for-8.25 reverse stock split of its Class B Common Stock. The effect of the reverse stock split is retroactively applied to the Consolidated Balance Sheet as of December 31, 2012, the Consolidated Statements of Operations for the period from February 25, 2012 through December 31, 2012, and the Consolidated Statements of Equity (Deficit), presented herein. Upon completion of the initial public offering, Parent had 27,146,036 shares of Class A Common Stock outstanding, excluding shares issuable upon exercise of outstanding stock options and restricted shares that have been granted but were unvested, and 3,813,884 shares of Class B Common Stock outstanding, excluding shares underlying a warrant to purchase additional shares of Class B Common Stock. The warrant was amended to extend the term from 5 years to 10 years, and the warrant will now expire on February 24, 2022. The change to the warrant had no corresponding impact on the financial statements.
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
The preparation of the Company’s financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities as of December 31, 2013 and 2012 and revenues and expenses for the year ended December 31, 2013, the period from January 1, 2012 through February 24, 2012, period from February 25, 2012 through December 31, 2012, and year ended December 31, 2011. Accordingly, actual results could differ from those estimates. The significant accounting policies using estimates include real estate inventories and cost of sales, impairment of real estate inventories, warranty reserves, loss contingencies, sales and profit recognition, accounting for variable interest entities, valuation of deferred tax assets, and fresh start accounting. The current economic environment increases the uncertainty inherent in these estimates and assumptions.
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
Real Estate Inventories
Real estate inventories are carried at cost net of impairment losses, if any. Real estate inventories consist primarily of land deposits, land and land under development, homes completed and under construction, and model homes. All direct and indirect land costs, offsite and onsite improvements and applicable interest and other carrying charges are capitalized to real estate projects during periods when the project is under development. Land, offsite costs and all other common costs are allocated to

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

land parcels benefited based upon relative fair values before construction. Onsite construction costs and related carrying charges (principally interest and property taxes) are allocated to the individual homes within a phase based upon the relative sales value of the homes. The Company relieves its accumulated real estate inventories through cost of sales for the estimated cost of homes sold. Selling expenses and other marketing costs are expensed in the period incurred. A provision for warranty costs relating to the Company’s limited warranty plans is included in cost of sales and accrued expenses at the time the sale of a home is recorded. The Company generally reserves approximately one to one and one quarter percent of the sales price of its homes against the possibility of future charges relating to its 1 year limited warranty and similar potential claims. Factors that affect the Company’s warranty liability include the number of homes under warranty, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary. Changes in the Company’s warranty liability for the year ended December 31, 2013, the period from February 25, 2012 through December 31, 2012, period from January 1, 2012 through February 24, 2012, and the year ended December 31, 2011 are as follows (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2013	Period from February 25 through December 31, 2012	Period from January 1 through February 24, 2012	Year Ended December 31, 2011

Warranty liability, beginning of period	$14,317	$14,000	$14,314	$16,341
Warranty provision during period	5,154	2,731	187	2,380
Warranty payments during period	(5,676)	(3,216)	(845)	(4,699)
Warranty charges related to pre-existing warranties during period	487	146	85	110
Warranty charges related to construction services projects	653	656	114	182
Fresh start adjustment	—	—	145	—
Warranty liability, end of period	$14,935	$14,317	$14,000	$14,314
Interest incurred under the Company’s debt obligations, as more fully discussed in Note 10, is capitalized to qualifying real estate projects under development. Any additional interest charges related to real estate projects not under development are expensed in the period incurred. Interest activity for the year ended December 31, 2013, the period from February 25, 2012 through December 31, 2012, period from January 1, 2012 through February 24, 2012, and the year ended December 31, 2011 are as follows (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2013	Period from February 25 through December 31, 2012	Period from January 1 through February 24, 2012	Year Ended December 31, 2011

Interest incurred	$31,875	$30,526	$7,145	$61,464
Less: Interest capitalized	(29,273)	(21,399)	(4,638)	(36,935)
Interest expense, net of amounts capitalized	$2,602	$9,127	$2,507	$24,529
Cash paid for interest	$29,769	$26,560	$8,924	$48,018
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
Cash and Cash Equivalents
Short-term investments with a maturity of three months or less when purchased are considered cash equivalents. The Company’s cash and cash equivalents balance exceeds federally insurable limits as of December 31, 2013 and 2012. The Company monitors the cash balances in its operating accounts and adjusts the cash balances as appropriate; however, these cash balances could be negatively impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts.
Restricted Cash
Restricted cash consists of deposits made by the Company to a bank account as collateral for the use of letters of credit to guarantee the Company’s financial obligations under certain other contractual arrangements in the normal course of business.
Deferred Loan Costs
Deferred loan costs represent debt issuance costs and are primarily amortized to interest expense using the straight line method which approximates the effective interest method.
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

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Impact of Recent Accounting Pronouncements
In 2012, the FASB issued ASU 2012-2, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. The amendments permit an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30. Previous guidance required an entity to test indefinite-lived intangible assets for impairment, on at least an annual basis, by comparing the fair value of the asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an entity should recognize an impairment loss in the amount of that excess. An entity has the option not to calculate annually the fair value of an indefinite-lived intangible asset if the entity determines that it is not more likely than not that the asset is impaired. For the year ended December 31, 2013 the Company elected to use the qualitative assessment option permitted by this amendment.
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
On February 10, 2012, the Bankruptcy Court confirmed the Plan. On February 24, 2012, the Company and its subsidiaries consummated the principal transactions contemplated by the Plan, including (share amounts below reflect a 1-for-8.25 reverse stock split discussed above):

•
the issuance of 5,429,485 shares of the Company’s new Class A Common Stock, $0.01 par value per share (“Class A Common Stock”) and $75 million aggregate principal amount of 12% Senior Subordinated Secured Notes due 2017 (“Second Lien Notes”) issued by the Company’s wholly-owned subsidiary, William Lyon Homes, Inc. (“Borrower”) in exchange for the claims held by the holders of the formerly outstanding notes of Borrower;

•
the amendment of the Borrower’s loan agreement with ColFin WLH Funding, LLC and certain other lenders which resulted, among other things, in the increase in the principal amount outstanding under the loan agreement, the reduction in the interest rate payable under the loan agreement, and the elimination of any prepayment penalty under the loan agreement;

•
the issuance, in exchange for cash and land deposits of $25 million, of 3,813,884 shares of the Company’s new Class B Common Stock, $0.01 par value per share (“Class B Common Stock”) and warrants to purchase 1,907,551 shares of Class B Common Stock;

•
the issuance of 7,858,404 shares of Parent’s new Convertible Preferred Stock, $0.01 par value per share, or Convertible Preferred Stock, for $50.0 million in cash, and 1,571,680 shares of Parent’s new Class C Common Stock, $0.01 par value per share or Class C Common Stock, for $10.0 million in cash. The aggregate cash consideration of $60 million was apportioned between Common and Preferred in accordance with the Plan; and

•
the issuance of an additional 381,091 shares of Class C Common Stock to Luxor Capital Group LP as a transaction fee in consideration for providing the backstop commitment of the offering of shares of Class C Common Stock and Convertible Preferred Stock in connection with the Plan.

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

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
The Company used an option pricing model and the relative rights of the securities to allocate the $100.5 million among the redeemable convertible preferred stock, the common stock and the warrants. Each security was valued based on the relative rights and preferences and a three year term to liquidity event, volatility of 59% based on public company comparables, a risk free rate of .43% based on a three year treasury rate. In addition, the redeemable convertible preferred stock has a dividend yield of 6% and the common stock and warrants have a discount for lack of marketability of 38%. Based on these inputs and the assumptions, the redeemable convertible preferred stock was valued at $56.4 million, the common stock was valued at $43.1 million and the warrants were valued at $1.0 million.
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

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
In conjunction with the adoption of fresh start accounting, certain intangible assets including, the value of the Company’s homes in backlog, construction management contracts and joint venture management fee contracts were recorded at their estimated fair values as of February 24, 2012 in the amount of $9.5 million. The Company’s backlog was valued using the With/Without Method of the Income Approach to estimate the fair value of the backlog. This asset is amortized on a straight line basis, as homes that were in backlog as of February 24, 2012, are closed or the contract is canceled.
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

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATED BALANCE SHEETS
(in thousands except number of shares and par value per share)

	February 24, 2012
	Predecessor	Plan of Reorganization Adjustments		Fresh Start Accounting Adjustments		Successor
ASSETS
Cash and cash equivalents	$12,787	$67,746	(a)	$—		$80,533
Restricted cash	852	—		—		852
Receivables	12,790	—		(996)	(m)	11,794
Real estate inventories
Owned	405,632	4,029	(b)	(1,198)	(n)	408,463
Not owned	46,158	—		—		46,158
Property & equipment, net	962	—		(421)	(o)	541
Deferred loan costs	8,258	(5,767)	(c)	—		2,491
Goodwill	—	—		14,209	(p)	14,209
Intangibles	—	—		9,470	(q)	9,470
Other assets	6,307	47	(d)	—		6,354
Total assets	$493,746	$66,055		$21,064		$580,865
LIABILITIES AND EQUITY (DEFICIT)
Liabilities not subject to compromise
Accounts payable	$10,000	$—		$—		$10,000
Accrued expenses	31,391	—		221	(r)	31,612
Liabilities from inventories not owned	46,158	—		—		46,158
Notes payable	78,394	(5,000)	(f)	1,100	(s)	74,494
Senior Secured Term Loan due January 31, 2015	206,000	29,000	(g)	—		235,000
Senior Subordinated Secured Notes due February 25, 2017	—	75,000	(h)	—		75,000
	371,943	99,000		1,321		472,264
Liabilities subject to compromise
Accrued expenses	15,297	(15,297)	(e)	—		—
7 5/8% Senior Notes due December 15, 2012	66,704	(66,704)	(e)	—		—
10 3/4% Senior Notes due April 1, 2013	138,964	(138,964)	(e)	—		—
7 1/2% Senior Notes due February 15, 2014	77,867	(77,867)	(e)	—		—
	298,832	(298,832)		—		—
Redeemable convertible preferred stock	—	56,386	(i)	—		56,386
Equity (deficit):
William Lyon Homes stockholders’ equity (deficit)
Common stock, Class A	—	448	(j)	—		448
Common stock, Class B	—	315	(j)	—		315
Common stock, Class C	—	161	(j)	—		161
Additional paid-in capital	48,867	(21,177)	(k)	15,501	(t)	43,191
Accumulated deficit	(235,584)	229,754	(l)	5,830	(u)	—
Total William Lyon Homes stockholder’s equity (deficit)	(186,717)	209,501		21,331		44,115
Noncontrolling interest	9,688	—		(1,588)	(v)	8,100
Total equity (deficit)	(177,029)	209,501		19,743		52,215
Total liabilities and equity (deficit)	$493,746	$66,055		$21,064		$580,865

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Notes to Plan of Reorganization and Fresh Start Accounting Adjustments:

a.
Reflects net cash received of $81.0 million from the issuance of new equity, reduced by the repayment of DIP financing of $5.2 million, payment of financing fees of $2.6 million and other reorganization related costs of $5.4 million.

b.	Reflects contribution of land option deposit in lieu of cash for Class B Common Stock.

c.	Reflects the write-off of the remaining deferred loan costs of the Old Notes net of capitalization of deferred loan costs related to the Amended Term Loan.

d.	Reflects prepaid property taxes to obtain title insurance for the second lien notes. Deferred tax assets are not reflected on the balance sheet as they have been fully reserved.

e.
Reflects the extinguishment of liabilities subject to compromise (“LSTC”) at emergence. LSTC was comprised of $283.5 million of Old Notes and $15.3 million of related accrued interest. The holders of the Old Notes received Class A common stock of the Successor entity.

f.	Reflects repayment of amounts outstanding under the DIP Credit Agreement pursuant to the Plan.

g.	Reflects the additional principal added to the Amended Term Loan, in accordance with the Plan.

h.	Reflects the issuance of Senior Subordinated Secured Notes of $75.0 million, in accordance with the Plan.

i.
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

j.
Reflects the issuance of 92.4 million total shares in new common stock at $0.01 par value and the extinguishment of 1,000 shares ($0.01 par) of Old Common Stock, in accordance with the plan (see Note 2 for allocation of shares).

k.
Reflects the elimination of $48.9 million of additional paid-in capital (“APIC”) relating to Old Common Stock, offset by $27.7 million of net cash received from the issuance of the Class B and Class C shares of common stock.

l.	Reflects the elimination of $235.6 million of accumulated deficit of the Predecessor company in addition to the net impact of Plan adjustments to assets, liabilities and stockholder’s equity.

m.
Reflects adjustment of $1.0 million to notes receivable with a book value of $6.2 million to fair value of $5.2 million using the discounted cash flow approach. The Company discounted the future interest to be received at a discount rate of 10%, which is above the stated rate of the note.

n.
Reflects adjustment of $1.2 million to real estate inventory using the discounted cash flow approach. The Company used project forecasts and an unlevered discount rate of 20% to arrive at fair value. Certain projects that are held for future development were valued on an “As-Is” Basis using market comparables.

o.
Reflects adjustment of $0.4 million to property and equipment with a book value of $1.0 million to fair value of $0.6 million, based on the estimated sales value of the assets determined on an “As Is” Basis using market comparables.

p.	Goodwill represents the excess of enterprise value upon emergence over fair value of net tangible and identifiable intangible assets acquired.

q.
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

r.
Reflects adjustments to warranty and construction defect litigation liabilities which were valued based on the estimated costs of warranty spending on homes previously closed plus an estimated margin of 9.4%, plus a reasonable margin required to transfer the liability or to fulfill the obligation.

s.
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

t.
Reflects the adjustment to a combined common stock and warrants value of $44.1 million for the calculation of fair value under the provisions of fresh start accounting, based on the remaining residual equity interest of $100.5 million, as discussed in note (i) above, less the allocation to convertible preferred of $56.4 million, as also discussed in note (i).

u.
Reflects the elimination of a balance in accumulated deficit of $5.8 million to reduce any accumulated deficit or retained earnings in conjunction with fresh start accounting, which requires the successor entity to begin with a zero balance in retained earnings.

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

v.
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

	Successor		Predecessor
	Year Ended December 31, 2013	Period from February 25 through December 31, 2012	Period from January 1 through February 24, 2012	Year Ended December 31, 2011

Cancellation of debt	$—	$—	$298,831	$—
Plan implementation and fresh start valuation adjustments	—	—	(49,302)	—
Professional fees	(464)	(2,525)	(7,813)	(21,182)
Write-off of Old Notes deferred loan costs	—	—	(8,258)	—
Total reorganization items, net	$(464)	$(2,525)	$233,458	$(21,182)
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
Joint Ventures
As of December 31, 2013 and 2012, the Company had three and two joint ventures, respectively, which were deemed to be VIEs under ASC 810 for which the Company is considered the primary beneficiary. The Company manages the joint ventures, by using its sales, development and operations teams and has significant control over these projects and therefore the

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

power to direct the activities that most significantly impact the joint venture’s performance, in addition to being obligated to absorb expected losses or receive benefits from the joint venture, and therefore the Company is deemed to be the primary beneficiary of these VIEs.
These joint ventures are each engaged in homebuilding and land development activities. Certain of these joint ventures have not obtained construction financing from outside lenders, but are financing their activities through equity contributions from each of the joint venture partners. The Company has no rights, nor does the Company have any obligation with respect to the liabilities of the VIEs, and none of the Company’s assets serve as collateral for the creditors of these VIEs. The assets of the joint ventures are the sole collateral for the liabilities of the joint ventures and as such, the creditors and equity investors of these joint ventures have no recourse to assets of the Company held outside of these joint ventures. Creditors of these VIEs have no recourse against the general credit of the Company. The liabilities of each VIE are restricted to the assets of each VIE. Additionally, the creditors of the Company have no access to the assets of the VIEs. Income allocations and cash distributions to the Company are based on predetermined formulas between the Company and their joint venture partners as specified in the applicable partnership or operating agreements. The Company generally receives, after partners’ priority returns and return of partners’ capital, approximately 50% of the profits and cash flows from the joint ventures.
During the year ended December 31, 2013, the Company formed two joint ventures, Lyon Whistler, LLC and Brentwood Palmilla Owner, LLC, and during the year ended December 31, 2012, the Company formed a joint venture, Lyon Branches, LLC, for the purpose of land development and homebuilding activities. The Company, as the managing member, has the power to direct the activities of the VIEs since it manages the daily operations and has exposure to the risks and rewards of the VIEs, as based on the division of income and loss per the joint venture agreements. Therefore, the Company is the primary beneficiary of the joint ventures, and the VIEs were consolidated as of December 31, 2013 and December 31, 2012.
As of December 31, 2013, the assets of the consolidated VIEs totaled $66.4 million, of which $4.7 million was cash and $56.8 million was real estate inventories. The liabilities of the consolidated VIEs totaled $27.1 million, primarily comprised of notes payable, accounts payable and accrued liabilities.
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
Segment financial information relating to the Company’s operations was as follows (in thousands):

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Successor		Predecessor
	Year Ended December 31, 2013	Period from February 25 through December 31, 2012	Period from January 1 through February 24, 2012	Year Ended December 31, 2011

Operating revenue:
Southern California	$216,731	$116,619	$7,759	$130,737
Northern California	78,291	154,684	11,014	54,141
Arizona	129,089	58,714	4,316	20,074
Nevada	78,148	37,307	2,481	21,871
Colorado	70,276	5,436	—	—
Total operating revenue	$572,535	$372,760	$25,570	$226,823

	Successor		Predecessor
	Year Ended December 31, 2013	Period from February 25 through December 31, 2012	Period from January 1 through February 24, 2012	Year Ended December 31, 2011

Income (loss) before benefit (provision) for income taxes:
Southern California	$37,190	$3,345	$(19,131)	$(26,406)
Northern California	12,862	16,179	6,195	(6,307)
Arizona	17,861	2,073	9,928	(95,184)
Nevada	9,180	(1,146)	(1,738)	(30,500)
Colorado	736	130	—	—
Corporate	(24,528)	(27,431)	233,243	(34,491)
Income (loss) before benefit (provision) from income taxes	$53,301	$(6,850)	$228,497	$(192,888)
Income (loss) before benefit (provision) from income taxes includes the following pretax inventory impairment charges recorded in the following segments (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2013	Period from February 25 through December 31, 2012	Period from January 1 through February 24, 2012	Year Ended December 31, 2011
Southern California	$—	$—	$—	$17,962
Northern California	—	—	—	2,074
Arizona	—	—	—	87,607
Nevada	—	—	—	20,671
Colorado	—	—	—	—
Total impairment loss on real estate assets	$—	$—	$—	$128,314

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Successor
	December 31,
	2013	2012
Homebuilding assets:
Southern California	$275,975	$195,688
Northern California	143,693	31,293
Arizona	157,892	173,847
Nevada	85,695	51,141
Colorado	60,233	37,668
Corporate (1)	286,923	91,510
Total homebuilding assets	$1,010,411	$581,147

(1)	Comprised primarily of cash and cash equivalents, receivables, deferred loan costs, deferred income taxes, and other assets.
Note 7—Real Estate Inventories
Real estate inventories consist of the following (in thousands):

	Successor
	December 31,
	2013	2012
Real estate inventories owned:
Land deposits	$46,632	$31,855
Land and land under development	458,437	318,327
Homes completed and under construction	144,736	50,847
Model homes	21,985	20,601
Total	$671,790	$421,630
Real estate inventories not owned: (1)
Other land options contracts — land banking arrangement	$12,960	$39,029

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
For land, construction in progress, completed inventory, including model homes, and inventories not owned, the Company estimates expected cash flows at the project level by maintaining current budgets using recent historical information and current market assumptions. The Company updates project budgets and cash flows of each real estate project on an as needed basis to determine whether the estimated remaining undiscounted future cash flows of the project are more or less than the carrying amount (net book value) of the asset. If the undiscounted cash flows are more than the net book value of the project, then there is no impairment. If the undiscounted cash flows are less than the net book value of the asset, then the asset is deemed to be impaired and is written-down to its fair value.
Fair value represents the amount at which an asset could be bought or sold in a current transaction between willing parties (i.e., other than a forced or liquidation sale). Management determines the estimated fair value of each project by determining

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Under the provisions of FASB ASC 360, the Company is required to make certain assumptions to estimate undiscounted future cash flows of a project, which include: (i) estimated sales prices, including sales incentives, (ii) anticipated sales absorption rates and sales volume, (iii) project costs incurred to date and the estimated future costs of the project based on the project budget, (iv) the carrying costs related to the time a project is actively selling until it closes the final unit in the project, and (v) alternative strategies including selling the land to a third-party or temporarily suspending development at the project. Each project has different assumptions and is based on management’s assessment of the current market conditions that exist in each project location. The Company’s assumptions included moderate absorption increases in certain projects beginning in 2013. In addition, the Company had assumed some moderate reduction in sales incentives in certain projects in certain markets beginning in 2013.
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

As of February 24, 2012, the Company made fair value adjustments to inventory in accordance with fresh start accounting. During the year ended December 31, 2013 and the period from February 25, 2012 through December 31, 2012, the Company did not record any impairments.
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
Note 8—Goodwill
Goodwill of $14.2 million at December 31, 2013 and 2012 represents the excess of enterprise value upon emergence over the fair value of net tangible and identifiable intangible assets. The Company recorded goodwill of $14.2 million as of February 24, 2012 in connection with fresh start accounting (refer to Notes 2, 3, and 4 for further details relating to fresh start accounting and valuation of goodwill).

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill by operating segment as of December 31, 2013 and 2012 is as follows (in thousands):

	December 31,
	2013	2012
Southern California	$4,885	$4,885
Northern California	1,916	1,916
Arizona	5,951	5,951
Nevada	1,457	1,457
Colorado	—	—
Total goodwill	$14,209	$14,209
Note 9—Intangibles
The carrying value and accumulated amortization of intangible assets at December 31, 2013 and December 31, 2012, by major intangible asset category, is as follows (in thousands):

	December 31, 2013			December 31, 2012
	Carrying Value	Accumulated Amortization	Net Carrying Amount	Carrying Value	Accumulated Amortization	Net Carrying Amount
Construction management contracts	$4,640	$(2,274)	$2,366	$4,640	$(1,295)	$3,345
Homes in backlog	4,937	(4,937)	—	4,937	(4,169)	768
Joint venture management fee contracts	800	(400)	400	800	(293)	507
Total intangibles	$10,377	$(7,611)	$2,766	$10,377	$(5,757)	$4,620
Amortization expense related to intangible assets for the year ended December 31, 2013, and the period from February 25, 2012 through December 31, 2012 was $1.9 million and $5.8 million, respectively. There was no amortization expense related to intangible assets for the period from January 1, 2012 through February 24, 2012 or prior, since intangible assets of $9.5 million were recorded in conjunction with ASC 852 and intangible assets of $0.9 million were recorded in conjunction with the purchase of Village Homes on December 7, 2012.
Estimated future amortization expense related to intangible assets is as follows (in thousands):

Total
Amortization
2014	1,380
2015	1,386
Total	$2,766
The weighted average remaining useful life of intangible assets as of December 31, 2013 is 18 months.

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10—Senior Notes and Secured Indebtedness
Senior notes and Notes payable consist of the following (in thousands):

	December 31,
	2013	2012
Notes payable
Construction notes payable	$24,198	$13,248
Seller financing	13,862	—
Total notes payable	$38,060	$13,248
Senior notes
8 1/2% Senior notes due November 15, 2020	$431,295	$325,000
Total Senior notes and Notes payable	$469,355	$338,248
The maturities of the 8 ½% Senior notes and Notes payable are as follows as of December 31, 2013 (in thousands):

Year Ended December 31,
2014	$1,761
2015	12,965
2016	23,334
2017	—
2018	—
Thereafter	425,000
$463,060

Maturities above exclude premium of $6,295 as of December 31, 2013.

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
As of December 31, 2013 and December 31, 2012, the outstanding principal amount of the New Notes and Additional Notes was $425 million and $325.0 million. The New Notes bear interest at an annual rate of 8.5% per annum and is payable semiannually in arrears on May 15 and November 15, commencing on May 15, 2013, and mature on November 15, 2020. The New Notes are senior unsecured obligations of California Lyon and are unconditionally guaranteed on a senior subordinated secured basis by Parent and by certain of Parent’s existing and future restricted subsidiaries. The New Notes and the guarantees rank senior to all of California Lyon’s and the guarantors’ existing and future unsecured senior debt and senior in right of payment to all of California Lyon’s and the guarantors’ future subordinated debt. The New Notes and the guarantees are and will be effectively junior to any of California Lyon’s and the guarantors’ existing and future secured debt.
On or after November 15, 2016, California Lyon may redeem all or a portion of the New Notes upon not less than 30 nor more than 60 days’ notice, at the redemption prices (expressed as percentages of the principal amount) set forth below plus

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
The indenture governing the New Notes (the “Indenture”) contains covenants that limit the ability of the Company and its restricted subsidiaries to, among other things: (i) incur or guarantee certain additional indebtedness; (ii) pay dividends or make other distributions or repurchase stock; (iii) make certain investments; (iv) sell assets; (v) incur liens; (vi) enter into agreements restricting the ability of the Company’s restricted subsidiaries to pay dividends or transfer assets; (vii) enter into transactions with affiliates; (viii) create unrestricted subsidiaries; and (viii) consolidate, merge or sell all or substantially all of the Company’s and California Lyon’s assets. These covenants are subject to a number of important exceptions and qualifications as described in the Indenture. The Company is in compliance with all such covenants as of December 31, 2013.

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
Borrowings under the Revolver, the availability of which is subject to a borrowing base formula, are required to be guaranteed by the Company and certain of the Company’s wholly-owned subsidiaries, are secured by a pledge of all equity interests held by such guarantors, and may be used for general corporate purposes. As of December 31, 2013, the Company had not drawn any amounts under this facility, but had issued a letter of credit for $4.0 million, reducing the amount available under the facility.
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

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Construction Notes Payable
In December 2013, the Company entered into a construction notes payable agreement. The agreement has total availability under the facility of $18.6 million, to be drawn for land development and construction of its joint venture projects. The facility consists of an $11.5 million revolving facility and a $7.1 million promissory note. The facility matures in January 2016 and bears interest at the Company's option of either LIBOR +3.0% or the prime rate +1.0%. At December 31, 2013 the interest rate on the facility was 4.25%, and the Company had $2.1 million outstanding.
In June 2013, the Company entered into a construction note payable agreement. The agreement has total availability under the facility of $28.0 million, to be drawn for land development and construction on one of its joint venture projects. The loan matures in June 2016 and bears interest at the prime rate +0.5%, with a rate floor of 4.0%, which was the interest rate as of December 31, 2013. As of December 31, 2013, the Company had borrowed $21.2 million under this facility. The loan will be repaid with proceeds from home closings of the project, is secured by the underlying project, and is guaranteed by the Company.
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
The second September 2012 construction note payable agreement has total availability under the facility of $17.0 million, to be drawn for land development and construction on one of its joint venture projects. The loan matures in March 2015 and bears interest at prime rate +1%, with a rate floor of 5.0%, which was the interest rate as of December 31, 2013. At December 31, 2013 and December 31, 2012, the Company had borrowed $0.9 million and $5.4 million under this facility.
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
Seller Financing
At December 31, 2013, the Company had $13.9 million of notes payable outstanding relating to two land acquisitions for which seller financing was provided. The first note had a balance of $1.8 million as of December 31, 2013, bears interest at 3% per annum, is secured by the underlying land, and matures in March 2014. The second note had a balance of $12.1 million as of December 31, 2013, bears interest at 7% per annum, is secured by the underlying land, and matures in May 2015.

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS
The following consolidating financial information includes:
(1) Consolidating balance sheets as of December 31, 2013 and 2012; consolidating statements of operations for the year ended December 31, 2013, the period from February 25, 2012 through December 31, 2012, the period from January 1, 2012 through February 24, 2012, and the year ended December 31, 2011; and consolidating statements of cash flows for the year ended December 31, 2013, the period from February 25, 2012 through December 31, 2012, the period from January 1, 2012 through February 24, 2012, and the year ended December 31, 2011, of (a) William Lyon Homes, as the parent, or “Delaware Lyon”, (b) William Lyon Homes, Inc., as the subsidiary issuer, or “California Lyon”, (c) the guarantor subsidiaries, (d) the non-guarantor subsidiaries and (e) William Lyon Homes, Inc. on a consolidated basis; and
(2) Elimination entries necessary to consolidate Delaware Lyon, with William Lyon Homes, Inc. and its guarantor and non-guarantor subsidiaries.
William Lyon Homes owns 100% of all of its guarantor subsidiaries and all guarantees are full and unconditional, joint and several. As a result, in accordance with Rule 3-10 (d) of Regulation S-X promulgated by the SEC, no separate financial statements are required for these subsidiaries as of December 31, 2013 and 2012, and for the year ended December 31, 2013, the period from February 25, 2012 through December 31, 2012, the period from January 1, 2012 through February 24, 2012, and the year ended December 31, 2011.

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING BALANCE SHEET
December 31, 2013 (Successor)
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
ASSETS
Cash and cash equivalents	$—	$166,516	$28	$5,128	$—	$171,672
Restricted cash	—	854	—	—	—	854
Receivables	—	15,742	72	5,025	—	20,839
Real estate inventories
Owned	—	608,965	3,761	59,064	—	671,790
Not owned	—	12,960	—	—	—	12,960
Deferred loan costs	—	9,575	—	—	—	9,575
Goodwill	—	14,209	—	—	—	14,209
Intangibles	—	2,766	—	—	—	2,766
Deferred income taxes, net	—	95,580	—	—	—	95,580
Other assets	—	9,100	723	343	—	10,166
Investments in subsidiaries	428,179	9,975	—	—	(438,154)	—
Intercompany receivables	—	—	225,056	(15)	(225,041)	—
Total assets	$428,179	$946,242	$229,640	$69,545	$(663,195)	$1,010,411
LIABILITIES AND EQUITY
Accounts payable	$—	$12,489	$1,959	$2,651	$—	$17,099
Accrued expenses	—	59,375	744	84	—	60,203
Liabilities from inventories not owned	—	12,960	—	—	—	12,960
Notes payable	—	12,281	1,762	24,017	—	38,060
8 1/2% Senior Notes	—	431,295	—	—	—	431,295
Intercompany payables	—	214,837	—	10,204	(225,041)	—
Total liabilities	—	743,237	4,465	36,956	(225,041)	559,617
Equity
William Lyon Homes stockholders’ equity	428,179	203,004	225,175	9,975	(438,154)	428,179
Noncontrolling interests	—	—	—	22,615	—	22,615
Total liabilities and equity	$428,179	$946,241	$229,640	$69,546	$(663,195)	$1,010,411

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING BALANCE SHEET
December 31, 2012 (Successor)
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
ASSETS
Cash and cash equivalents	$—	$69,376	$65	$1,634	$—	$71,075
Restricted cash	—	853	—	—	—	853
Receivables	—	11,278	296	3,215	—	14,789
Real estate inventories
Owned	—	398,952	13	22,665	—	421,630
Not owned	—	39,029	—	—	—	39,029
Deferred loan costs	—	7,036	—	—	—	7,036
Goodwill	—	14,209	—	—	—	14,209
Intangibles	—	4,620	—	—	—	4,620
Other assets	—	7,437	146	323	—	7,906
Investments in subsidiaries	62,712	22,148	—	—	(84,860)	—
Intercompany receivables	—	—	207,239	18,935	(226,174)	—
Total assets	$62,712	$574,938	$207,759	$46,772	$(311,034)	$581,147
LIABILITIES AND EQUITY
Accounts payable	$—	$17,998	$39	$698	$—	$18,735
Accrued expenses	—	41,505	213	52	—	41,770
Liabilities from inventories not owned	—	39,029	—	—	—	39,029
Notes payable	—	7,809	—	5,439	—	13,248
8 1/2% Senior Notes	—	325,000	—	—	—	325,000
Intercompany payables	—	217,146	—	9,028	(226,174)	—
Total liabilities	—	648,487	252	15,217	(226,174)	437,782
Redeemable convertible preferred stock	—	71,246	—	—	—	71,246
Equity
William Lyon Homes stockholders’ equity (deficit)	62,712	(144,795)	207,507	22,148	(84,860)	62,712
Noncontrolling interests	—	—	—	9,407	—	9,407
Total liabilities and equity	$62,712	$574,938	$207,759	$46,772	$(311,034)	$581,147

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENT OF OPERATIONS
Year Ended December 31, 2013 (Successor)
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$310,919	$180,673	$48,410	$—	$540,002
Construction services	—	32,533	—	—	—	32,533
Management fees	—	1,351	—	—	(1,351)	—
	—	344,803	180,673	48,410	(1,351)	572,535
Operating costs
Cost of sales	—	(236,165)	(150,450)	(34,924)	1,351	(420,188)
Construction services	—	(25,598)	—	—	—	(25,598)
Sales and marketing	—	(15,615)	(8,908)	(1,579)	—	(26,102)
General and administrative	—	(37,031)	(3,720)	(19)	—	(40,770)
Amortization of intangible assets	—	(1,854)	—	—	—	(1,854)
Other	—	(2,163)	(3)	—	—	(2,166)
	—	(318,426)	(163,081)	(36,522)	1,351	(516,678)
Income from subsidiaries	129,132	21,889	—	—	(151,021)	—
Operating income	129,132	48,266	17,592	11,888	(151,021)	55,857
Interest expense, net of amounts capitalized	—	(2,476)	(126)	—	—	(2,602)
Other income (expense), net	—	1,745	(147)	(1,088)	—	510
Income before reorganization items and benefit (provision) for income taxes	129,132	47,535	17,319	10,800	(151,021)	53,765
Reorganization items, net	—	(464)	—	—	—	(464)
Income before benefit (provision) for income taxes	129,132	47,071	17,319	10,800	(151,021)	53,301
Benefit (provision) for income taxes	—	82,315	(13)	—	—	82,302
Net income	129,132	129,386	17,306	10,800	(151,021)	135,603
Less: Net income attributable to noncontrolling interests	—	—	—	(6,471)	—	(6,471)
Net income attributable to William Lyon Homes	129,132	129,386	17,306	4,329	(151,021)	129,132
Preferred stock dividends	(1,528)	—	—	—	—	(1,528)
Net income available to common stockholders	$127,604	$129,386	$17,306	$4,329	$(151,021)	$127,604

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

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2013 (Successor)
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating activities
Net cash (used in) provided by operating activities	$—	$(164,848)	$15,759	$(25,445)	$—	$(174,534)
Investing activities
Purchases of property and equipment	—	(3,651)	(104)	1	—	(3,754)
Investments in subsidiaries	—	35,574	—	—	(35,574)	—
Net cash provided by (used in) investing activities	—	31,923	(104)	1	(35,574)	(3,754)
Financing activities
Proceeds from borrowings on notes payable	—	18,969	1,762	52,879	—	73,610
Proceeds from issurance of 8 1/2% Senior Notes	—	106,500	—	—	—	106,500
Principal payments on notes payable	—	(30,735)	—	(34,302)	—	(65,037)
Proceeds from issuance of common stock	—	163,685	—	—	—	163,685
Payment of deferred loan costs	—	(4,060)	—	—	—	(4,060)
Payment of preferred stock dividends	—	(2,550)	—	—	—	(2,550)
Noncontrolling interest contributions	—	—	—	37,184	—	37,184
Noncontrolling interest distributions	—	—	—	(30,447)	—	(30,447)
Advances to affiliates	—	—	362	(17,914)	17,552	—
Intercompany receivables/payables	—	(21,744)	(17,816)	21,538	18,022	—
Net cash provided (used in) by financing activities	—	230,065	(15,692)	28,938	35,574	278,885
Net (decrease) increase in cash and cash equivalents	—	97,140	(37)	3,494	—	100,597
Cash and cash equivalents at beginning of period	—	69,376	65	1,634	—	71,075
Cash and cash equivalents at end of period	$—	$166,516	$28	$5,128	$—	$171,672

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

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11—Fair Value of Financial Instruments
In accordance with FASB ASC Topic 820 Fair Value Measurements and Disclosure, (“ASC 820”) the Company is required to disclose the estimated fair value of financial instruments. As of December 31, 2013 and 2012, the Company used the following assumptions to estimate the fair value of each type of financial instrument for which it is practicable to estimate:

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

The following table excludes cash and cash equivalents, restricted cash, receivables and accounts payable, which had fair values approximating their carrying amounts due to the short maturities and liquidity of these instruments. The estimated fair values of financial instruments are as follows (in thousands):

	Successor		Predecessor
	December 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
8 1/2% Senior Notes due 2020	$431,295	$466,877	$325,000	$338,000
Notes payable	$38,060	$38,060	$13,248	$13,248
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

•	Level 3—valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table represents a reconciliation of the beginning and ending balance for the Company’s Level 3 fair value measurements:

	Notes Payable	Senior Secured Term Loan
	(in thousands)
Fair Value at December 31, 2011 (Predecessor)	$74,009	$235,000
Repayments of principal (1)	(74,009)	(235,000)
Borrowings of principal (2)	13,248	—
Fair Value at December 31, 2012 (Successor)	$13,248	$—
Repayments of principal (1)	(65,037)	—
Borrowings of principal (2)	89,849	—
Fair Value at December 31, 2013 (Successor)	$38,060	$—

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

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Note 12—Related Party Transactions
For the year ended December 31, 2013, the period from January 1, 2012 through February 24, 2012, the period from February 25, 2012 through December 31, 2012, and the year ended December 31, 2011, the Company incurred reimbursable on-site labor costs of $15,000, $27,000 , $276,000, and $318,000, respectively, for providing customer service to real estate projects developed by entities controlled by William Lyon and William H. Lyon. At December 31, 2013 and December 31, 2012, $13,000 and $7,000, respectively, was due to the Company for reimbursable on-site labor costs, all of which was paid.

In October 2013, the Company acquired certain finished and unfinished lots at a master planned community located in Aurora, Colorado, for a cash purchase price of approximately $20.0 million, from an entity managed by an affiliate of Paulson and Co. Inc. ("Paulson"). The Company participated in a competitive bidding process for the lots and the Company believes that the acquisition was on terms no less favorable than it would have agreed to with unrelated parties.
Effective April 1, 2011 upon approval by the Company’s board of directors at that time, the Company and an entity controlled by General William Lyon and William H. Lyon entered into a Human Resources and Payroll Services contract to provide that the affiliate will pay the Company a base monthly fee of $21,335 and a variable monthly fee equal to $23 multiplied by the number of active employees employed by such entity (which will initially result in a variable monthly fee of approximately $8,000). The amended contract also provides that the Company will be reimbursed by such affiliate for a pro rata share of any bonuses paid to the Company’s Human Resources staff (other than any bonus paid to the Vice President of Human Resources). The Company believes that the compensation being paid to it for the services provided to the affiliate is at a market rate of compensation, and that as a result of the fees that are paid to the Company under this contract, the overall cost to the Company of its Human Resources department will be reduced. The Company earned fees of $52,000 and $180,000, during the period from January 1, 2012 through February 24, 2012, and the period from February 25, 2012 through December 31, 2012, respectively, and fees of $362,000 during the year ended December 31, 2011, respectively, related to this agreement. This contract expired on August 31, 2012 and was not renewed. Any future services provided to the affiliate will be on an as needed basis and will be paid for based on an hourly rate.
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
For the year ended December 31, 2013, period from January 1, 2012 through February 24, 2012, and the period from February 25, 2012 through December 31, 2012, and the year ended December 31, 2011 the Company incurred charges of $197,000, $118,000 and $668,000, and $786,000, respectively, related to rent on its corporate office, from a trust of which William H. Lyon is the sole beneficiary. The lease expired in March 2013 and the Company relocated its corporate office upon expiration of the lease. The Company has entered into a lease for the new location with an unrelated third party.
Note 13—Income Taxes
Since inception, the Company has operated solely within the United States.

The following summarizes the benefit (provision) from income taxes (in thousands):

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Successor		Predecessor
	Year Ended December 31,	Period from February 25 through December 31, 2012	Period from January 1 through February 24, 2012	Year Ended December 31,
	2013			2011
Current
Federal	$(12,156)	$—	$—	$—
State	(1,132)	(11)	—	(10)
Deferred
Federal	74,000	—	—	—
State	21,590	—	—	—
	$82,302	$(11)	$—	$(10)
Income taxes differ from the amounts computed by applying the applicable federal statutory rates due to the following (in thousands):

	Successor		Predecessor
	Year Ended December 31,	Period from February 25 through December 31, 2012	Period from January 1 through February 24, 2012	Year Ended December 31,
	2013			2011
(Provision) benefit for federal income taxes at the statutory rate	$(18,656)	$3,098	$(79,935)	$67,662
Increases/(decreases) in tax resulting from:
Provision for state income taxes, net of federal income tax benefits	13,297	(7)	—	(6)
Change in valuation allowance	153,526	(2,195)	(14,991)	(66,265)
Nondeductible items-reorganization costs	—	(709)	94,925	(1,379)
Nondeductible items-other	2,778	(194)	(3)	(22)
Cancellation of indebtedness attribute reduction	(70,993)	—	—	—
Other, net (1)	2,350	(4)	4	—
	$82,302	$(11)	$—	$(10)

(1) Consists primarily of amounts relating to the acquisition of the Company's Colorado segment, and the write-off of certain historical deferred amounts.

Temporary differences giving rise to deferred income taxes consist of the following (in thousands):

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31,
	2013	2012
Deferred tax assets
Impairment and other reserves	$79,454	$73,947
Compensation deductible for tax purposes when paid	5,430	987
State income tax provisions deductible when paid for federal tax purposes	309	4
Effect of book/tax differences for joint ventures	—	1,002
Effect of book/tax differences for capitalized interest/general and administrative	308	—
Goodwill and other intangibles	2,176	—
AMT credit carryover	1,384	2,698
Unused recognized built-in loss	25,914	16,349
Net operating loss	3,545	113,314
Valuation allowance	(3,959)	(200,048)
Other	817	318
	115,378	8,571
Deferred tax liabilities
Effect of book/tax differences for joint ventures	(6,077)	(5,597)
Effect of book/tax differences for capitalized interest/general and administrative	(9,568)	(2,974)
Compensation deductible for tax purposes when paid	(842)	—
Fixed assets and intangibles	(2,518)	—
Other	(793)	—
	(19,798)	(8,571)
Total deferred tax assets, net	$95,580	$—
Management assesses its deferred tax assets quarterly to determine whether all or any portion of the asset is more likely than not unrealizable under ASC 740. The Company is required to establish a valuation allowance for any portion of the asset that management concludes is more likely than not to be unrealizable. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company's assessment considers all evidence, both positive and negative, including the nature, frequency and severity of our current and cumulative losses, taxable income in carry back years, the scheduled reversal of deferred tax liabilities, tax planning strategies, and projected future taxable income in making this assessment. During the year ended December 31, 2013, the Company recognized a $95.6 million income tax benefit that resulted from the reversal of all but $4.0 million of our deferred tax asset valuation allowance. The Company concluded this reversal was appropriate after determining that it was more likely than not that we would be able to realize the full amount of this income tax benefit as management believes the Company will generate sufficient taxable income to realize these deferred tax assets.
The Company's analysis demonstrated that even under the stress tested forecasts of future results which considered the potential impact of the negative evidence noted above, the Company would continue to generate sufficient taxable income in future periods to realize the majority of its deferred tax assets. This fact, coupled with other positive evidence described above, significantly outweighed the negative evidence and based on this analysis management concluded, in accordance with ASC 740, that it was more likely than not that the majority of its deferred tax assets as of December 31, 2013 would be realized.

The remaining valuation allowance at December 31, 2013 relates to projected excess realized built-in-losses and state net operating losses which may expire unused. For the year ended December 31, 2012, due to uncertainties surrounding the realization of the cumulative federal and state deferred tax assets, the Company had a full valuation allowance against the deferred tax assets for the year in the amount of $200.0 million (of which $80.7 million were reduced due to attribution reduction which was required as a result of the 2012 cancellation of indebtedness event).
At December 31, 2013, the Company had no remaining federal net operating loss carryforwards and $78.0 million remaining state net operating loss carryforwards. State net operating loss carryforwards begin to expire in 2014. In addition, as of December 31, 2013, the Company had unused federal and state built-in losses of $67.6 million and $37.7 million,

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

respectively. The 5 year testing period for built-in losses expires in 2017 and the unused built-in loss carryforwards begin to expire in 2033. The Company had AMT credit carryovers of $1.4 million at December 31, 2013, which had an indefinite life.
The Company’s effective income tax rate was (154.5)%, 0.01%, and 0.0% for the year ended December 31, 2013 the period from February 25, 2012 through December 31, 2012, and the period from January 1, 2012 through February 24, 2012, respectively. The primary driver of the Company’s effective tax rate was the release of the majority of the valuation allowance against its deferred tax assets. Other factors impacting the effective rate included the Company’s positive operating results, the estimated domestic productions activities deduction, the reduction of tax attributes described below related to the emergence from bankruptcy, and adjustments related to the filing of the 2012 Federal tax return.
In connection with the Company’s emergence from the Chapter 11 bankruptcy proceedings, the Company experienced an “ownership change” as defined in Section 382 of the Internal Revenue Code, or the IRC, as of February 25, 2012. Section 382 of the IRC contains rules that limit the ability of a company that undergoes an “ownership change” to utilize its net operating loss carryforwards and certain built-in losses or deductions recognized during the five-year period after the ownership change. The Company is able to retain a portion of its U.S. federal and state net operating loss, built in losses and tax credit carryforwards, or the “Tax Attributes”, in connection with the ownership change. However, the IRC Sections 382 and 383 provide an annual limitation with respect to the ability of a corporation to utilize its Tax Attributes against future U.S. taxable income in the event of a change in ownership. In the Company’s situation, the limitation under the IRC is based on the value of the equity (for purposes of the applicable tax rules) on or immediately following the time of emergence. As a result, the Company’s future U.S. taxable income may not be fully offset by the Tax Attributes if such income exceeds the Company’s annual limitation of $3.6 million during the 20 year carryforward period allowed under tax law, and the Company may incur a tax liability with respect to such income. In addition, subsequent changes in ownership for purposes of the IRC could further diminish the Company’s ability to utilize Tax Attributes.
In addition to the impact on Tax Attributes listed above, the Company is also subject to Tax Attribute reduction pursuant to various provisions contained in IRC Section 108(e) related to the Company’s issuance of 5,429,485 shares of Parent’s new Class A Common Stock, $0.01 par value per share, and a $75 million principal amount 12% Senior Subordinated Secured Note due 2017, issued by California Lyon in conjunction with the Company’s restructure, in exchange for the claims held by the holders of the formerly outstanding notes of California Lyon. These transactions resulted in Cancellation of Debt (COD) income for income tax purposes of approximately $203 million. IRC Section 108(a)(1)(A) provides that COD income is excluded from gross income when the discharge occurs in a Title 11 case under the jurisdiction of the bankruptcy court. However, pursuant to IRC Section 108(b)(1), if COD income is excluded due to the application of the bankruptcy exception, the amount of excluded COD income must generally be applied to reduce certain tax attributes of the debtor. In general, such attributes would normally be reduced in the following order: (1) net operating losses (current and carryforward); (2) general business tax credits; (3) minimum tax credits; (4) capital loss carryovers; (5) tax basis of the taxpayer’s assets; (6) passive activity losses and credit carryovers; and (7) foreign tax credit carryovers. This Tax Attribute reduction occurred on January 1, 2013, and resulted in a $69.2 million reduction to the value of our net operating losses with an offsetting reduction to our deferred tax asset valuation allowance.
Under a provision of the federal tax code which was clarified in July 2013 by a final treasury regulation, the Company employed a tax strategy in its 2012 federal tax return to utilize its federal NOLs by electing to accelerate the recognition of a deferred gain, resulting in positive taxable income and a tax liability for the 2012 tax year. This additional liability and tax provision of approximately $1.2 million was recognized with the filing of the 2012 income tax returns in 2013.

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”) which is now codified as FASB ASC Topic 740, Income Taxes (“ASC 740”). ASC 740 prescribes a recognition threshold and a measurement criterion for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be considered more likely than not to be sustained upon examination by taxing authorities. The Company records interest and penalties related to uncertain tax positions as a component of the provision for income taxes. The Company has no unrecognized tax benefits.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is subject to U.S. federal income tax examination for calendar tax years ending 2010 through 2013. The Company is subject to various state income tax examinations for calendar tax years ending 2009 through 2013. The Company does not have any tax examinations currently in progress.

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
For the period from February 25, 2012 through December 31, 2012, period from January 1, 2012 through February 24, 2012, and the year ended December 31, 2011, the below unaudited pro forma information has been prepared to give effect to the Village Homes acquisition as if it occurred on January 1, 2011 (in thousands except number of shares and per share data):

	(unaudited)
		Predecessor
	Period from February 25 through December 31, 2012	Period from January 1 through February 24, 2012	Year Ended December 31, 2011
Revenue	$405,635	$28,521	$261,933
Net (loss) income available to common stockholders	$(9,617)	$228,074	$(189,457)
(Loss) income per common share, basic and diluted	$(0.77)	$228,074	$(189,457)
Weighted average common shares outstanding, basic and diluted	12,489,435	1,000	1,000
The pro forma results are not necessarily indicative of the operating results that would have been obtained had the acquisitions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.
Note 15—Income (Loss) Per Common Share
Basic and diluted (loss) income per common share for the year ended December 31, 2013, the period from February 25, 2012 through December 31, 2012, the period from January 1, 2012 through February 24, 2012 and the year ended December 31, 2011 were calculated as follows (in thousands, except number of shares and per share amounts):

	Successor		Predecessor
	Year Ended December 31, 2013	Period from February 25 through December 31, 2012	Period from January 1 through February 24, 2012	Year Ended December 31, 2011

Basic weighted average number of shares outstanding	24,736,841	12,489,435	1,000	1,000
Effect of dilutive securities:
Preferred shares, stock options, and warrants (1)	1,059,356	—	N/A	N/A
Diluted average shares outstanding	25,796,197	12,489,435	1,000	1,000
Net income (loss) available to common stockholders	$127,604	$(11,602)	$228,383	$(193,330)
Basic income (loss) per common share	$5.16	$(0.93)	$228,383	$(193,330)
Dilutive income (loss) per common share	$4.95	$(0.93)	$228,383	$(193,330)
Antidilutive securities not included in the calculation of diluted loss per common share (weighted average):
Preferred shares	N/A	8,242,731	N/A	N/A
Vested stock options	N/A	384,428	N/A	N/A
Unvested stock options	N/A	192,214	N/A	N/A
Warrants	N/A	1,907,551	N/A	N/A

(1)
For periods with a net loss, all potentially dilutive shares related to the preferred shares, options to acquire common stock, and warrants were excluded from the diluted loss per common share calculations because the effect of their inclusion would be antidilutive, or would decrease the reported loss per common share.

Note 16—Redeemable Convertible Preferred Stock
On May 21, 2013, the Company completed its initial public offering of shares of Class A Common Stock. In connection with the initial public offering, the Company completed a common stock recapitalization which included a 1-for-8.25 reverse stock split of its Class A Common Stock (the “Class A Reverse Split”), the conversion of all outstanding shares of Parent’s Class C Common Stock, Class D Common Stock and Convertible Preferred Stock into Class A Common Stock on a one-for-one basis and as automatically adjusted for the Class A Reverse Split, and a 1-for-8.25 reverse stock split of its Class B Common Stock. As a result, on May 21, 2013 all outstanding shares of Convertible Preferred stock were converted to Class A Common Stock. The Company had no outstanding shares of Convertible Preferred Stock at December 31, 2013 .
As of December 31, 2012, there were 9,334,030 shares of Convertible Preferred Stock, $0.01 par value per share, or the Convertible Preferred Stock, outstanding, of which 7,858,404 shares were issued in accordance with our plan of reorganization, in exchange for aggregate cash consideration of $50.0 million. In conjunction with the application of fresh start accounting, the fair value of the Convertible Preferred Stock was $56.4 million upon emergence.
On October 12, 2012, the Company entered into a Subscription Agreement between the Company and WLH Recovery Acquisition LLC, a Delaware limited liability company and investment vehicle managed by affiliates of Paulson & Co. Inc. (“Paulson”), pursuant to which, the Company issued to Paulson (i) 1,847,042 shares of Class A Common Stock, for $16.0 million in cash and (ii) 1,475,626 shares of the Company’s Convertible Preferred Stock, for $14.0 million in cash, for an aggregate purchase price of $30.0 million.
Holders of our Convertible Preferred Stock were entitled to receive cumulative dividends at a rate of 6% per annum consisting of (i) cash dividends at the rate of 4% paid quarterly in arrears, and (ii) accreting dividends accruing at the rate of 2% per annum (the “Convertible Preferred Dividends”). During the year ended December 31, 2013 and the period from February 25, 2012 through December 31, 2012, the company recorded preferred stock dividends of $1.5 million and $2.7 million, respectively. During the year ended December 31, 2013 and the period from February 25, 2012 through December 31, 2012, $2.6 million and $1.7 million were paid in cash, respectively. As of December 31, 2012 $0.9 million of accreting dividends were included in Convertible Preferred Stock.

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 17—Equity
Common Stock
As of December 31, 2013, the Company had 31,436,167 share of common stock outstanding. On May 21, 2013, the Company completed its initial public offering of 10,005,000 shares of Class A Common Stock, which consisted of 7,177,500 shares sold by the Company and 2,827,500 shares sold by the selling stockholder. The 10,005,000 shares in the offering were sold at a price to the public of $25.00 per share. The Company raised total net proceeds of approximately $163.7 million in the offering, after deducting the underwriting discount and offering expenses. The Company did not receive any proceeds from the sale of shares by the selling stockholder.
The Company’s authorized capital stock consists of 190,000,000 shares, 150,000,000 of which are designated as Class A Common Stock with a par value of $0.01 per share, 30,000,000 of which are designated as Class B Common Stock with a par value of $0.01 per share and 10,000,000 of which are designated as preferred stock with a par value of $0.01 per share.
In connection with the initial public offering, Parent completed a common stock recapitalization which included a 1-for-8.25 reverse stock split of its Class A Common Stock (the “Class A Reverse Split”), the conversion of all outstanding shares of Class C Common Stock, Class D Common Stock and Convertible Preferred Stock into Class A Common Stock on a one-for-one basis and as automatically adjusted for the Class A Reverse Split, and a 1-for-8.25 reverse stock split of its Class B Common Stock. The effect of the reverse stock split is retroactively applied to the Condensed Consolidated Balance Sheet as of December 31, 2012, the Condensed Consolidated Statements of Operations for the period from February 25, 2012 through December 31, 2012, and the Condensed Consolidated Statement of Equity, presented herein. Upon completion of the initial public offering, the Company had 27,146,036 shares of Class A Common Stock outstanding, excluding shares issuable upon exercise of outstanding stock options and restricted shares that have been granted but were unvested, and 3,813,884 shares of Class B Common Stock outstanding, excluding shares underlying a warrant to purchase additional shares of Class B Common Stock. The warrant was amended to extend the term from 5 years to 10 years, and the warrant will now expire on February 24, 2022. The change to the warrant had no corresponding impact on the financial statements.
All of our outstanding shares of common stock have been validly issued and fully paid and are non-assessable. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of preferred stock, of which there are no shares issued or outstanding as of December 31, 2013. Holders of our common stock have no preference, exchange, sinking fund, redemption or appraisal rights and have no preemptive rights to subscribe for any of our securities.
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
Warrants
The holders of Class B Common Stock hold warrants to purchase 1,907,551 shares of Class B Common Stock at an exercise price of $2.07 per share. The expiration date of the Class B Warrants is February 24, 2017. The Warrants were assigned a value of $1.0 million in conjunction with the adoption of fresh start accounting and are recorded in additional paid-in capital.
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

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under the plan, 3,636,363 shares of the Company’s Class A common stock have been reserved for issuance. In 2013 and 2012, the Company granted an aggregate of 370,959 and 302,944, respectively, restricted shares of Class A common stock of the Company, and in 2012 the Company granted an aggregate of 576,651 stock options to purchase shares of Class A common stock of the Company, of which 135,197 represent “five-year” options and 441,454 represent “ten-year” options.
The five-year options were originally subject to mandatory exercise upon the earlier of an initial public offering (“IPO”) of the Company, or five years. The five-year options were modified during 2013 to extend the mandatory exercise period to the first open trading window under the Company’s Insider Trading Policy immediately following the release of earnings results for the fiscal year ending December 31, 2013 (and for the subsequent fiscal year for any unvested tranches as of such date). The resulting incremental compensation cost recognized as a result of the modification was negligible.
The five-year options and ten-year options will be incentive stock options to the maximum extent permitted by law. Each of the restricted stock and option awards vests as follows: 50% of the shares and options vested on October 1, 2012, the date of grant, with the remaining 50% of the shares and options vesting in three equal installments on each of December 31, 2012, 2013 and 2014, subject to the recipient’s continued employment through the applicable vesting date and accelerated vesting as set forth in the applicable award agreement. In addition, the Company granted 31,091 shares of Restricted Stock to its non-employee directors, which were fully vested on the date of grant. Each of the performace based restricted stock awards vests as follows: one-third of the shares of performance based restricted stock will vest on each of the first, second, and third anniversaries of the grant date, subject to the Company's achievement of a pre-established return on equity target as of the end of the 2013 fiscal fiscal year and each of the officer's continued service through each vesting date. All performance targets were met during 2013.
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

	Year Ended December 31, 2013	Period from February 25, 2012 through December 31, 2012	Year Ended December 31, 2011

Expected dividend yield	N/A	—%	N/A
Risk-free interest rate	N/A	0.55%	N/A
Expected volatility	N/A	79%	N/A
Expected life (in years)	N/A	4.73	N/A
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

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary of Stock Option Activity
Stock option activity under the Plan for the year ended December 31, 2013 and during the period from February 25, 2012 through December 31, 2012 were as follows (there is no activity in prior periods as the options were granted in the fourth quarter of 2012):

	Year Ended December 31, 2013		Period from February 25, 2012 through December 31, 2012
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding at beginning of year	576,651	$8.66	—	N/A
Granted (1)	—	N/A	576,651	$8.66
Exercised	—	N/A	—	N/A
Cancelled	—	N/A	—	N/A
Options outstanding at end of year	576,651	$8.66	576,651	$8.66
Options vested and expected to vest	576,651	$8.66	576,651	$8.66
Options exercisable at end of year (2)	480,571	$8.66	384,441	$8.66
Price range of options exercised	N/A		N/A
Price range of options outstanding	$8.66		$8.66
Total shares available for future grants at end of year	780,966		780,966

(1)	The weighted average grant date fair value of the stock options was $5.28

(2)	The fair value of shares vested during the year ended December 31, 2013, and the period from February 25, 2012 through December 31, 2012 was $1.4 million and $2.0 million, respectively.
The following table summarizes information about stock options that are outstanding and exercisable at December 31, 2013:

Outstanding				Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value	Number of Shares	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
$8.66	576,651	3.20	$7,773,255	480,571	3.20	$6,478,097
The following table summarizes information associated with stock options granted to executives, directors, and non-executives that are vested and expected to vest in future reporting periods:

	As of December 31, 2013
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Executives	541,569	$8.66
Directors	—	N/A
Non-Executives	35,082	$8.66
Total	576,651	$8.66	3.20	$7,773,255
The following table summarizes information associated with stock options granted to executives, directors, and non-executives that are exercisable at December 31, 2013:

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	As of December 31, 2013
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Executives	450,637	$8.66
Directors	—	N/A
Non-Executives	29,934	$8.66
Total	480,571	$8.66	3.2	$6,478,097
Summary of Nonvested (Restricted) Shares Activity

During the years ended December 31, 2013 and 2012, the Company had the following activity relating to grants of restricted common stock:

	Year Ended December 31, 2013		Period from February 25, 2012 through December 31, 2012
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested shares at beginning of year	109,850	$8.66	—	N/A
Granted	79,509	14.56	302,944	$8.66
Vested	(89,698)	10.74	(193,094)	8.66
Canceled	—	—	—	N/A
Non-vested shares at end of year	99,661	$11.49	109,850	$8.66

During the year ended December 31, 2013 the Company had the following activity relating to grants of performance based restricted common stock:

	Year Ended December 31, 2013
	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested shares at beginning of year	—	$—
Granted	291,450	14.03
Vested	—	—
Canceled	—	—
Non-vested shares at end of year	291,450	$14.03
In conjunction with the issuance of the equity grants in for the year ended December 31, 2013 and the period from February 25 through December 31, 2012, the Company recorded stock based compensation expense of $3.8 million and $3.7 million , respectively, which is included in general and administrative expense in the consolidated statement of operations. There was no stock based compensation expense recognized in the year ended December 31, 2011. As of December 31, 2013, $3.5 million of total unrecognized stock based compensation expense is expected to be recognized as an expense by the Company in the future over a weighted average period of 1.1 years. The total value of restricted stock awards which fully vested during the year ended December 31, 2013, and the period from February 25, 2012 through December 31, 2012 was $1.6 million and $1.7 million, respectively. For the year ended December 31, 2013, the Company recognized an income tax benefit of $0.7 million related to stock based compensation.

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 19—Commitments and Contingencies
The Company’s commitments and contingent liabilities include the usual obligations incurred by real estate developers in the normal course of business. In the opinion of management, these matters will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.
The Company is a defendant in various lawsuits related to its normal business activities. We believe that the accruals we have recorded for probable and reasonably estimable losses with respect to these proceedings are adequate and that, as of December 31, 2013, it was not reasonably possible that an additional material loss had been incurred in an amount in excess of the estimated amounts already recognized on our consolidated financial statements. We evaluate our accruals for litigation and regulatory proceedings at least quarterly and, as appropriate, adjust them to reflect (i) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments; (ii) the advice and analyses of counsel; and (iii) the assumptions and judgment of management. Similar factors and considerations are used in establishing new accruals for proceedings as to which losses have become probable and reasonably estimable at the time an evaluation is made. Based on our experience, we believe that the amounts that may be claimed or alleged against us in these proceedings are not a meaningful indicator of our potential liability. The outcome of any of these proceedings, including the defense and other litigation-related costs and expenses we may incur, however, is inherently uncertain and could differ significantly from the estimate reflected in a related accrual, if made. Therefore, it is possible that the ultimate outcome of any proceeding, if in excess of a related accrual or if no accrual had been made, could be material to our consolidated financial statements.
We have non-cancelable operating leases primarily associated with our office facilities. Rent expense under cancelable and non-cancelable operating leases totaled $1.9 million, $2.6 million, $0.7 million, and $4.4 million for the year ended December 31, 2013, the period from February 25, 2012 through December 31, 2012, the period from January 1, 2012 through February 24, 2012 and the year ended December 31, 2011, respectively, and is included in general and administrative expense in our consolidated statements of operations for the respective periods. The table below shows the future minimum payments under non-cancelable operating leases at December 31, 2013 (in thousands).

Year Ending December 31
2014	$1,951
2015	1,221
2016	898
2017	882
2018	875
Thereafter	2,831
Total	$8,658
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
As of December 31, 2013, the Company had $0.9 million in deposits as collateral for outstanding irrevocable standby letters of credit to guarantee the Company’s financial obligations under certain contractual arrangements in the normal course of business. The standby letters of credit were secured by cash as reflected as restricted cash on the accompanying consolidated balance sheet. The beneficiary may draw upon these letters of credit in the event of a contractual default by the Company relating to each respective obligation. These letters of credit generally have a stated term of one year and have varying maturities throughout 2014, at which time the Company may be required to renew to coincide with the term of the respective arrangement.
The Company also had outstanding performance and surety bonds of $69.9 million at December 31, 2013 related principally to its obligations for site improvements at various projects. The Company does not believe that draws upon these

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

bonds, if any, will have a material effect on the Company’s financial position, results of operations or cash flows. As of December 31, 2013, the Company had $102.6 million of project commitments relating to the construction of projects.
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
In addition to the land bank agreements discussed below, the Company has entered into various purchase option agreements with third parties to acquire land. As of December 31, 2013, the Company has made non-refundable deposits of $36.4 million. The Company is under no obligation to purchase the land, but would forfeit remaining deposits if the land were not purchased. The total purchase price under the option agreements is $289.7 million as of December 31, 2013.
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
The Company participates in one land banking arrangement, which is not a VIE in accordance with ASC 810, but which is consolidated in accordance with FASB ASC Topic 470, Debt (“ASC 470”). Under the provisions of ASC 470, the Company has determined it is economically compelled, based on certain factors, to purchase the land in the land banking arrangement. The Company has recorded the remaining purchase price of the land of $13.0 million which is included in real estate inventories not owned and liabilities from inventories not owned in the accompanying consolidated balance sheets as of December 31, 2013, and represents the remaining net cash to be paid on the remaining land takedowns.
In 2012, the Company made additional deposits of $2.5 million. In conjunction with the deposits, the Company reduced real estate inventories not owned and liabilities from inventories not owned in the amount of $2.5 million.
Summary information with respect to the Company’s land banking arrangements is as follows as of the periods presented (dollars in thousands):

	Successor
	December 31,
	2013	2012
Total number of land banking projects	1	1
Total number of lots	610	610
Total purchase price	$161,465	$161,465
Balance of lots still under option and not purchased:
Number of lots	65	199
Purchase price	$12,960	$39,029
Forfeited deposits if lots are not purchased	$9,210	$27,734

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 20—Subsequent Events
No events have occurred subsequent to December 31, 2013, that have required recognition or disclosure in the Company’s financial statements.

Note 21— Unaudited Summarized Quarterly Financial Information
Summarized unaudited quarterly financial information for the years ended December 31, 2013 and 2012 is as follows (in thousands except per share data):

	Successor
	Three Months Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Sales	$76,434	$123,896	$141,352	$198,320
Cost of sales	(63,328)	(99,485)	(107,957)	(149,418)
Gross profit	13,106	24,411	33,395	48,902
Other income, costs and expenses, net	(15,579)	(15,331)	(22,715)	69,414
Net (loss) income	(2,473)	9,080	10,680	118,316
Net (loss) income available to common stockholders	$(3,522)	$6,850	$7,562	$116,724
(Loss) income per common share:
Basic	$(0.25)	$0.31	$0.24	$3.77
Diluted	$(0.25)	$0.29	$0.24	$3.64

	Predecessor	Successor
	Period from January 1 through February 24, 2012	Period from February 25 through March 31, 2012
			Three Months Ended
			June 30, 2012	September 30, 2012	December 31, 2012
Sales	$16,687	$15,109	$145,051	$85,942	$102,833
Cost of sales	(14,598)	(13,063)	(131,272)	(70,795)	(82,859)
Gross profit	2,089	2,046	13,779	15,147	19,974
Other income, costs and expenses, net	226,408	(7,028)	(14,836)	(14,681)	(21,262)
Net income (loss)	228,497	(4,982)	(1,057)	466	(1,288)
Net income (loss) available to common stockholders	$228,383	$(5,351)	$(2,550)	$(1,507)	$(2,194)
Income (loss) per common share, basic and diluted	$228,383	$(0.50)	$(0.23)	$(0.12)	$(0.15)

EXHIBIT INDEX
The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Description

3.1	Third Amended and Restated Certificate of Incorporation of William Lyon Homes (incorporated by reference to William Lyon Homes’s Current Report on Form 8-K filed with the Commission on May 28, 2013).

3.2	Amended and Restated Bylaws of William Lyon Homes (incorporated by reference to William Lyon Homes’s Current Report on Form 8-K filed with the Commission on May 28, 2013).

4.1
Supplemental Indenture dated as of November 8, 2012, by and between William Lyon Homes, Inc., William Lyon Homes, and certain of William Lyon Homes’s subsidiaries (as guarantors) and U.S. Bank National Association, as trustee (incorporated by reference to William Lyon Homes’s Current Report on Form 8-K filed with the Commission on November 8, 2012).

4.2
Indenture (including form of 8.5% Senior Note due 2020), dated as of November 8, 2012, by and between William Lyon Homes, Inc., William Lyon Homes, certain of William Lyon Homes’s subsidiaries (as guarantors) and U.S. Bank National Association, as trustee (incorporated by reference to William Lyon Homes’s Current Report on Form 8-K filed with the Commission on November 8, 2012).

4.3
First Supplemental Indenture, dated as of August 15, 2013, among William Lyon Homes, Inc., NVH Development, LLC, NVH Parent, LLC, NVH INV, LLC, NVH WIP LLLP and NVHDEV-GP, Inc., and U.S. Bank National Bank Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013).

4.4
Officers' certificate, dated October 24, 2013, delivered pursuant to the Indenture, and setting forth the terms of the notes (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed on October 25, 2013).

10.1
Form of Indemnity Agreement, between William Lyon Homes, a Delaware corporation, and the directors and officers of William Lyon Homes (incorporated by reference to William Lyon Homes’s Annual Report on Form 10-K for the year-ended December 31, 1999).

10.2
Property Management Agreement between Corporate Enterprises, Inc., a California corporation (Owner) and William Lyon Homes, Inc., a California corporation (Manager) dated and effective November 5, 1999 (incorporated by reference to William Lyon Homes’s Annual Report on Form 10-K for the year-ended December 31, 1999).

10.3
Warranty Service Agreement between Corporate Enterprises, Inc., a California corporation and William Lyon Homes, Inc., a California corporation dated and effective November 5, 1999 (incorporated by reference to William Lyon Homes’s Annual Report on Form 10-K for the year-ended December 31, 1999).

10.4
Standard Industrial/Commercial Single-Tenant Lease-Net between William Lyon Homes, Inc. and a trust of which William H. Lyon is the sole beneficiary (incorporated by reference to William Lyon Homes’s Annual Report on Form 10-K for the year-ended December 31, 2000).

10.5	The Presley Companies Non-Qualified Retirement Plan for Outside Directors (incorporated by reference to William Lyon Homes’s Annual Report on Form 10-K for the year-ended December 31, 2002).

10.6
Sixth Extension and Modification Agreement dated December 30, 2011, by and between Circle G at the Church Farm North Joint Venture, LLC, an Arizona limited liability company, and U.S. Bank National Association, a national banking association (incorporated by reference to William Lyon Homes’s Registration Statement filed August 10, 2012 (File No. 333-183249)).

Exhibit Number	Description

10.7
Aircraft Purchase and Sale Agreement dated as of September 3, 2009, by and between Presley CMR, Inc., and Martin Aviation, Inc., or its designee (incorporated by reference to William Lyon Homes’s Current Report on Form 8-K filed with the Commission on September 10, 2009).

10.8
Secured Promissory Note dated September 9, 2009 from Martin Aviation, Inc., a California corporation payable to William Lyon Homes, Inc., a California corporation (incorporated by reference to William Lyon Homes’s Current Report on Form 8-K filed with the Commission on September 10, 2009).

10.9
Aircraft Mortgage and Security Agreement between Martin Aviation, Inc., a California corporation and William Lyon Homes, Inc., dated as of September 9, 2009 (incorporated by reference to William Lyon Homes’s Current Report on Form 8-K filed with the Commission on September 10, 2009).

10.10†	Project Completion Bonus Plan (incorporated by reference to William Lyon Homes’s Current Report on Form 8-K filed with the Commission on September 20, 2010).

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

10.25†	Form of Employment Agreement, dated September 1, 2012 (incorporated by reference to the Company’s Registration Statement on Form S-1/A filed with the Commission on December 6, 2012).

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
10.33
Construction Loan Agreement dated as of September 26, 2012 by and between William Lyon Homes, Inc., a California corporation and California Bank & Trust, a California banking corporation (incorporated by reference to William Lyon Homes’s Quarterly Report for the quarter-ended September 30, 2012).

10.34†
William Lyon Homes 2012 Equity Incentive Plan Form of Restricted Stock Award Agreement (performance-based) (incorporated by reference to William Lyon Homes’s Form S-1 Registration Statement filed April 9, 2013 (File No. 333-187819)).

10.35†	Revised Form of Employment Agreement, dated April 1, 2013 (incorporated by reference to William Lyon Homes’s Form S-1 Registration Statement filed April 9, 2013 (File No. 333-187819)).

10.36†
Amendment to Employment Agreement, dated March 6, 2013, by and between William Lyon Homes, Inc., and Matthew R. Zaist (incorporated by reference to William Lyon Homes’s Form S-1 Registration Statement filed April 9, 2013 (File No. 333-187819)).

10.37	Amendment No. 1 to Warrant to Purchase Shares of Class B Common Stock (incorporated by reference to William Lyon Homes’s Current Report on Form 8-K filed with the Commission on May 28, 2013).

10.38	Form of indemnification agreement (incorporated by reference to William Lyon Homes’s Current Report on Form 8-K filed with the Commission on May 28, 2013).

10.39†
Amendment No. 1 to the William Lyon Homes 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.23(a) to the Company’s Form S-1 Registration Statement filed May 6, 2013 (File No. 333-187819)).

10.40
Credit Agreement among William Lyon Homes, Inc., as Borrower, William Lyon Homes, as Parent, The Lenders from time to time party thereto, and Credit Suisse AG, as Administrative Agent, dated as of August 7, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013).

10.41†
Amendment No. 2 to the William Lyon Homes 2012 Equity Incentive Plan (incorporated by reference to Exhibit 99.3 of the Company’s Form S-8 Registration Statement filed August 12, 2013 (File No. 333-190571))

10.42†
William Lyon Homes 2012 Equity Incentive Plan Form of Restricted Stock Award Agreement (performance-based) (incorporated by reference to Exhibit 10.42 of the Company's Form S-4 Registration Statement filed December 27, 2013 (file no. 333-193112)).

10.43†
William Lyon Homes 2012 Equity Incentive Plan Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.43 of the Company's Form S-4 Registration Statement filed December 27, 2013 (file no. 333-193112)).

10.44†
William Lyon Homes 2012 Equity Incentive Plan Form of Stock Option Agreement (incorporated by reference to Exhibit 10.44 of the Company's Form S-4 Registration Statement filed December 27, 2013 (file no. 333-193112)).

10.45†
William Lyon Homes 2012 Equity Incentive Plan Form of Amendment No. 1 to Stock Option Agreement (Five-Year Options) (incorporated by reference to Exhibit 10.45 of the Company's Form S-4 Registration Statement filed December 27, 2013 (file no. 333-193112)).

12.1+
Statement Regarding the Computation of Ratio of Earnings (Loss) to Fixed Charges and Preferred Stock Dividends for the Year Ended December 31, 2013, the Period from January 1, 2012 through February 24, 2012, the Period from February 25, 2012 through December 31, 2012, and for the Years Ended December 31, 2011, 2010, and 2009.

Exhibit Number	Description

16.1
Letter from Windes, Inc. (formerly Windes & Mclaughry Accountancy Corporation), as to the change in certifying accountant, dated as of August 9, 2012 (incorporated by reference to Exhibit 16.1 of the Company's Registration Statement on Form S-1 filed August 10, 2012).

21.1+	List of Subsidiaries of the Company.

23.1+	Consent of Windes, Inc. Independent Registered Public Accounting Firm.

23.2+	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350

32.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350

101.INS* **	XBRL Instance Document

101.SCH* **	XBRL Taxonomy Extension Schema Document

101.CAL* **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF* **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB* **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE* **	XBRL Taxonomy Extension Presentation Linkbase Document

+	Filed herewith

†	Management contract or compensatory agreement

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