Form 10-Q
period 2014-03-31
WILLIAM LYON HOMES
filed 2014-05-09
CIK 1095996

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at May 7, 2014
Common stock, Class A, par value $0.01	27,408,581
Common stock, Class B, par value $0.01	3,813,884

WILLIAM LYON HOMES

NOTE ABOUT FORWARD-LOOKING STATEMENTS
Investors are cautioned that certain statements contained in this Quarterly Report on Form 10-Q, as well as some statements by the Company in periodic press releases and information included in oral statements or other written statements by the Company are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21 of the Securities Exchange Act of 1934, as amended. Statements which are predictive in nature, which depend upon or refer to future events or conditions, or which include words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “estimates”, “hopes”, and similar expressions constitute forward-looking statements. Such statements may include, but are not limited to, information related to: anticipated operating results; home deliveries; financial resources and condition; changes in revenues; changes in profitability; changes in margins; changes in accounting treatment; cost of revenues; selling, general and administrative expenses; interest expense; inventory write-downs; unrecognized tax benefits; anticipated tax refunds; sales paces and prices; effects of home buyer cancellations; growth and expansion; community count; joint ventures in which we are involved; the ability to acquire land and pursue real estate opportunities; the ability to gain approvals and open new communities; the ability to sell homes and properties; the ability to deliver homes from backlog; the ability to secure materials and subcontractors; the ability to produce the liquidity and capital necessary to expand and take advantage of opportunities; and legal proceedings and claims. Forward-looking statements are based upon expectations and projections about future events and are subject to assumptions, risks and uncertainties about, among other things, the Company, economic and market factors and the homebuilding industry.

Actual events and results may differ materially from those expressed or forecasted in the forward-looking statements due to a number of factors. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include, but are not limited to: worsening in general economic conditions either nationally or in regions in which we operate; worsening in markets for residential housing; decline in real estate values resulting in further impairment of our real estate assets; volatility in the banking industry and credit markets; terrorism or other hostilities involving the United States; whether an ownership change occurred that could, under certain circumstances, have resulted in the limitation of our ability to offset prior years’ taxable income with net operating losses; changes in mortgage and other interest rates; conditions in the capital, credit and financial markets, including mortgage lending standards and the availability of mortgage financing; changes in generally accepted accounting principles or interpretations of those principles; changes in prices of homebuilding materials; the availability of labor and homebuilding materials; adverse weather conditions; competition for home sales from other sellers of new and resale homes; cancellations and our ability to realize our backlog; the occurrence of events such as landslides, soil subsidence and earthquakes that are uninsurable, not economically insurable or not subject to effective indemnification agreements; changes in governmental laws and regulations; inability to comply with financial and other covenants under our debt instruments; whether we are able to refinance the outstanding balances of our debt obligations at their maturity; anticipated tax refunds; limitations on our ability to utilize our tax attributes; limitations on our ability to reverse any remaining portion of our valuation allowance with respect to our deferred tax assets; the timing of receipt of regulatory approvals and the opening of projects; the impact of construction defect, product liability and home warranty claims, including the adequacy of self-insurance accruals, and the applicability and sufficiency of our insurance coverage; and the availability and cost of land for future development. These and other risks and uncertainties are more fully described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as well as those factors or conditions described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our past performance or past or present economic conditions in our housing markets are not indicative of future performance or conditions. Investors are urged not to place undue reliance on forward-looking statements. In addition, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to projections over time unless required by federal securities laws.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
WILLIAM LYON HOMES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except number of shares and par value per share)

	March 31, 2014	December 31, 2013
	(unaudited)
ASSETS
Cash and cash equivalents — Note 1	$151,029	$171,672
Restricted cash — Note 1	854	854
Receivables	22,322	20,839
Real estate inventories — Note 4
Owned	862,218	671,790
Not owned	12,960	12,960
Deferred loan costs, net	12,058	9,575
Goodwill	14,209	14,209
Intangibles, net of accumulated amortization of $8,229 as of March 31, 2014 and $7,611 as of December 31, 2013	2,148	2,766
Deferred income taxes, net valuation allowance of $3,573 as of March 31, 2014 and $3,959 as of December 31, 2013	93,457	95,580
Other assets, net	12,297	10,166
Total assets	$1,183,552	$1,010,411
LIABILITIES AND EQUITY
Accounts payable	$18,720	$17,099
Accrued expenses	65,881	60,203
Liabilities from inventories not owned — Note 11	12,960	12,960
Notes payable — Note 5	41,120	38,060
5 3/4% Senior Notes due April 15, 2019 — Note 5	150,000	—
8 1/2% Senior Notes due November 15, 2020 — Note 5	431,016	431,295
	719,697	559,617
Commitments and contingencies — Note 11
Equity:
William Lyon Homes stockholders’ equity
Preferred stock, par value $0.01 per share, 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	—	—
Common stock, Class A, par value $0.01 per share; 150,000,000 shares authorized; 28,012,415 and 27,622,283 shares issued, 27,408,581 and 27,216,813 outstanding at March 31, 2014 and December 31, 2013, respectively	280	276
Common stock, Class B, par value $0.01 per share; 30,000,000 shares authorized; 3,813,884 shares issued and outstanding at March 31, 2014 and December 31, 2013	38	38
Additional paid-in capital	311,599	311,863
Retained earnings	124,699	116,002
Total William Lyon Homes stockholders’ equity	436,616	428,179
Noncontrolling interests — Note 2	27,239	22,615
Total equity	463,855	450,794
Total liabilities and equity	$1,183,552	$1,010,411
See accompanying notes to condensed consolidated financial statements

WILLIAM LYON HOMES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except number of shares and per share data)
(unaudited)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Operating revenue
Home sales	$140,299	$76,434
Construction services — Note 1	9,652	4,419
	149,951	80,853
Operating costs
Cost of sales — homes	(106,212)	(63,328)
Construction services — Note 1	(8,068)	(4,038)
Sales and marketing	(6,558)	(4,668)
General and administrative	(12,136)	(8,524)
Amortization of intangible assets	(618)	(622)
Other	(562)	(485)
	(134,154)	(81,665)
Operating income (loss)	15,797	(812)
Interest expense, net of amounts capitalized — Note 1	—	(1,284)
Other income, net	119	87
Income (loss) before reorganization items	15,916	(2,009)
Reorganization items, net	—	(464)
Income (loss) before provision for income taxes	15,916	(2,473)
Provision for income taxes — Note 8	(4,574)	—
Net income (loss)	11,342	(2,473)
Less: Net income attributable to noncontrolling interests	(2,645)	(75)
Net income (loss) attributable to William Lyon Homes	8,697	(2,548)
Preferred stock dividends	—	(974)
Net income (loss) available to common stockholders	$8,697	$(3,522)
Income (loss) per common share:
Basic	$0.28	$(0.24)
Diluted	$0.27	$(0.24)
Weighted average common shares outstanding:
Basic	31,106,310	14,581,897
Diluted	32,604,620	14,581,897
See accompanying notes to condensed consolidated financial statements

WILLIAM LYON HOMES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(in thousands)
(unaudited)

	William Lyon Homes Stockholders
	Common Stock		Additional Paid-In		Non- Controlling
	Shares	Amount	Capital	Retained Earnings	Interests	Total
Balance - December 31, 2013	31,436	$314	$311,863	$116,002	$22,615	$450,794
Net income	—	—	—	8,697	2,645	11,342
Cash contributions by members of consolidated entities	—	—	—	—	8,392	8,392
Cash distributions to members of consolidated entities	—	—	—	—	(6,413)	(6,413)
Offering costs related to secondary sale of common stock	—	—	(145)	—	—	(145)
Issuance of common stock	475	4	284	—	—	288
Shares remitted to Company (1)	(85)	—	(1,414)	—	—	(1,414)
Stock based compensation	—	—	1,011	—	—	1,011
Balance - March 31, 2014	31,826	$318	$311,599	$124,699	$27,239	$463,855
See accompanying notes to condensed consolidated financial statements

(1) Represents shares remitted to the Company by employees to satisfy personal income tax liabilities resulting from share based compensation plans.

WILLIAM LYON HOMES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Operating activities
Net income (loss)	$11,342	$(2,473)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,345	914
Provision for deferred income taxes	2,123	—
Stock based compensation expense	1,011	311
Net changes in operating assets and liabilities:
Receivables	(1,483)	(5,237)
Real estate inventories — owned	(188,295)	(16,099)
Other assets	(1,114)	687
Accounts payable	1,621	5,458
Accrued expenses	3,714	5,979
Net cash used in operating activities	(169,736)	(10,460)
Investing activities
Purchases of property and equipment	(1,273)	(683)
Net cash used in investing activities	(1,273)	(683)
Financing activities
Proceeds from borrowings on notes payable	20,112	20,235
Principal payments on notes payable	(19,464)	(12,976)
Proceeds from issuance of 5 3/4% senior notes	150,000	—
Payment of deferred loan costs	(2,549)	(250)
Proceeds from issuance of common stock	288	—
Payment of preferred stock dividends	—	(649)
Noncontrolling interests contributions	8,392	112
Noncontrolling interests distributions	(6,413)	—
Net cash provided by financing activities	150,366	6,472
Net decrease in cash and cash equivalents	(20,643)	(4,671)
Cash and cash equivalents — beginning of period	171,672	71,075
Cash and cash equivalents — end of period	$151,029	$66,404
Supplemental disclosures of non-cash investing and financing activities:
Issuance of note payable related to land acquisition	$2,413	$1,762
Shares remitted to the Company for employee tax withholding	$1,414	$—
Accrued offering costs related to secondary sale of common stock	$145	$—
Accrued deferred loan costs	$404	$—
Accretion of payable in kind dividends on convertible preferred stock	$—	$325
Preferred stock dividends, accrued	$—	$163
See accompanying notes to condensed consolidated financial statements

WILLIAM LYON HOMES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1—Basis of Presentation and Significant Accounting Policies
Operations
William Lyon Homes, a Delaware corporation (“Parent” and together with its subsidiaries, the “Company”), is primarily engaged in designing, constructing, marketing and selling single-family detached and attached homes in California, Arizona, Nevada and Colorado (under the Village Homes brand).
Initial Public Offering
On May 21, 2013, Parent completed its initial public offering of 10,005,000 shares of Class A Common Stock, which consisted of 7,177,500 shares sold by Parent and 2,827,500 shares sold by the selling stockholder. The 10,005,000 shares in the offering were sold at a price to the public of $25.00 per share. Parent raised total net proceeds for the Company of approximately $163.7 million in the offering, after deducting the underwriting discount and offering expenses. The Company did not receive any proceeds from the sale of shares by the selling stockholder.
Parent's authorized capital stock consists of 190,000,000 shares, 150,000,000 of which are designated as Class A Common Stock with a par value of $0.01 per share, 30,000,000 of which are designated as Class B Common Stock with a par value of $0.01 per share and 10,000,000 of which are designated as preferred stock with a par value of $0.01 per share.
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
Basis of Presentation
The preparation of the Company’s financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities as of March 31, 2014 and December 31, 2013 and revenues and expenses for the three months ended March 31, 2014 and 2013. Accordingly, actual results could differ from those estimates. The significant accounting policies using estimates include real estate inventories and cost of sales, impairment of real estate inventories, warranty reserves, loss contingencies, sales and profit recognition, accounting for variable interest entities, and valuation of deferred tax assets. The current economic environment increases the uncertainty inherent in these estimates and assumptions.
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
The condensed consolidated financial statements were prepared from our books and records without audit and include all adjustments (consisting of only normal recurring accruals) necessary to present a fair statement of results for the interim periods presented. Readers of this quarterly report should refer to our audited consolidated financial statements as of and for the year ended December 31, 2013, which are included in our 2013 Annual Report on Form 10-K, as certain disclosures that would substantially duplicate those contained in the audited financial statements have not been included in this report.
Real Estate Inventories
Real estate inventories are carried at cost net of impairment losses, if any. Real estate inventories consist primarily of land deposits, land and land under development, homes completed and under construction, and model homes. All direct and indirect land costs, offsite and onsite improvements and applicable interest and other carrying charges are capitalized to real estate projects during periods when the project is under development. Land, offsite costs and all other common costs are allocated to land parcels benefited based upon relative fair values before construction. Onsite construction costs and related carrying charges (principally interest and property taxes) are allocated to the individual homes within a phase based upon the relative sales value of the homes. The Company relieves its real estate inventories through cost of sales for the estimated cost of homes sold. Selling expenses and other marketing costs are expensed in the period incurred.

A provision for warranty costs relating to the Company’s limited warranty plans is included in cost of sales and accrued expenses at the time the sale of a home is recorded. The Company generally reserves approximately one to one and one quarter percent of the sales price of its homes against the possibility of future charges relating to its one-year limited warranty and similar potential claims. Factors that affect the Company’s warranty liability include the number of homes under warranty, historical and anticipated rates of warranty claims, and cost per claim. The Company assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary. Changes in the Company’s warranty liability for the three months ended March 31, 2014 and 2013, are as follows (in thousands):

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Warranty liability, beginning of period	$14,935	$14,317
Warranty provision during period	1,612	611
Warranty payments during period	(1,575)	(1,091)
Warranty charges related to pre-existing warranties during period	63	21
Warranty charges related to construction services projects	333	92
Warranty liability, end of period	$15,368	$13,950
Interest incurred under the Company’s debt obligations, as more fully discussed in Note 5, is capitalized to qualifying real estate projects under development. Any additional interest charges related to real estate projects not under development are expensed in the period incurred. Interest activity for the three months ended March 31, 2014 and 2013 are as follows (in thousands):

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Interest incurred	$9,395	$7,151
Less: Interest capitalized	9,395	5,867
Interest expense, net of amounts capitalized	$—	$1,284
Cash paid for interest	$620	$222
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
Financial Instruments
Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents, restricted cash, receivables, and deposits. The Company typically places its cash and cash equivalents in investment grade short-term instruments. Deposits, included in other assets, are due from municipalities or utility companies and are generally collected from such entities through fees assessed to other developers. The Company is an issuer of, or subject to, financial instruments with off-balance sheet risk in the normal course of business which exposes it to credit risks. These financial instruments include letters of credit and obligations in connection with assessment district bonds. These off-balance sheet financial instruments are described in more detail in Note 11.
Cash and Cash Equivalents

Short-term investments with a maturity of three months or less when purchased are considered cash equivalents. The Company’s cash and cash equivalents balance exceeds federally insurable limits as of March 31, 2014 and December 31, 2013. The Company monitors the cash balances in its operating accounts and adjusts the cash balances between accounts based on operational needs; however, these cash balances could be negatively impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts.
Restricted Cash
Restricted cash consists of deposits made by the Company to a bank account as collateral for the use of letters of credit to guarantee the Company’s financial obligations under certain other contractual arrangements in the normal course of business.
Deferred Loan Costs
Deferred loan costs represent debt issuance costs and are primarily amortized to interest incurred using the straight line method which approximates the effective interest method.
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
Intangible Assets
Recorded intangible assets primarily relate to construction management contracts, homes in backlog, and joint venture management fee contracts recorded in conjunction with FASB Topic 852, Reorganizations ("ASC 852"). Such assets were valued based on expected cash flows related to home closings, and the asset is amortized on a per unit basis, as homes under the contracts close.
Income (loss) per common share
The Company computes income (loss) per common share in accordance with FASB ASC Topic 260, Earnings per Share, which requires income (loss) per common share for each class of stock to be calculated using the two-class method. The two-class method is an allocation of income (loss) between the holders of common stock and a company’s participating security holders.
Basic income (loss) per common share is computed by dividing income or loss available to common stockholders by the weighted average number of shares of common stock outstanding. For purposes of determining diluted income (loss) per common share, basic income (loss) per common share is further adjusted to include the effect of potential dilutive common shares.
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
Note 2—Variable Interest Entities and Noncontrolling Interests
During the three months ended March 31, 2014, the Company formed one joint venture for the purpose of land development and homebuilding activities which we have determined to be a VIE. The Company, as the managing member, has the power to direct the activities of the VIE since it manages the daily operations and has exposure to the risks and rewards of the VIE, which is based on the division of income and loss per the joint venture agreement. Therefore, the Company is the primary beneficiary of the joint venture, and the VIE was consolidated as of March 31, 2014. The Company is also party to an additional three joint ventures that were formed in prior periods, for which the Company has also determined that it is the primary beneficiary, and thus has also included in its consolidated results as of March 31, 2014, and December 31, 2013.
As of March 31, 2014, the assets of the consolidated VIEs totaled $80.5 million, of which $8.2 million was cash and $68.8 million was real estate inventories. The liabilities of the consolidated VIEs totaled $35.6 million, primarily comprised of notes payable, accounts payable and accrued liabilities.
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
The Company’s homebuilding operations design, construct and sell a wide range of homes designed to meet the specific needs in each of its markets. In accordance with the aggregation criteria defined by ASC 280, the Company’s homebuilding operating segments have been grouped into five reportable segments: Southern California, consisting of an operating division with operations in Orange, Los Angeles, Riverside, San Bernardino and San Diego counties; Northern California, consisting of an operating division with operations in Alameda, Contra Costa, San Joaquin, and Santa Clara counties; Arizona, consisting of operations in the Phoenix, Arizona metropolitan area; Nevada, consisting of operations in the Las Vegas, Nevada metropolitan area; and Colorado, consisting of operations in the Denver, Colorado metropolitan area, Fort Collins, and Granby, Colorado markets.
Corporate develops and implements strategic initiatives and supports the Company’s operating divisions by centralizing key administrative functions such as finance and treasury, information technology, risk management and litigation and human resources.
Segment financial information relating to the Company’s operations was as follows (in thousands):

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Operating revenue:
Southern California	$87,379	$11,246
Northern California	26,876	13,338
Arizona	13,278	21,629
Nevada	17,149	14,761
Colorado	5,269	19,879
Total operating revenue	$149,951	$80,853

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Income (loss) before provision for income taxes
Southern California	$16,098	$(674)
Northern California	4,540	1,130
Arizona	1,351	1,085
Nevada	1,356	1,069
Colorado	(659)	723
Corporate	(6,770)	(5,806)
Income (loss) before provision for income taxes	$15,916	$(2,473)

	March 31, 2014	December 31, 2013
Homebuilding assets:
Southern California	$389,659	$275,975
Northern California	173,772	143,693
Arizona	166,382	157,892
Nevada	104,389	85,695
Colorado	86,144	60,233
Corporate (1)	263,206	286,923
Total homebuilding assets	$1,183,552	$1,010,411

(1)	Comprised primarily of cash and cash equivalents, deferred income taxes, receivables, deferred loan costs, and other assets.

Note 4—Real Estate Inventories
Real estate inventories consist of the following (in thousands):

	Successor
	March 31, 2014	December 31, 2013
Real estate inventories owned:
Land deposits	$56,806	$46,632
Land and land under development	621,858	458,437
Homes completed and under construction	158,877	144,736
Model homes	24,677	21,985
Total	$862,218	$671,790
Real estate inventories not owned: (1)
Other land options contracts — land banking arrangement	$12,960	$12,960

(1)	Represents the consolidation of a land banking arrangement, net of deposits. The lots attributable to this amount were purchased in April 2014.
Note 5—Senior Notes and Secured Indebtedness

	Successor
	March 31, 2014	December 31, 2013
Notes payable:
Construction notes payable	$31,522	$24,198
Seller financing	9,598	13,862
Revolving lines of credit	—	—
Total notes payable	41,120	38,060
Senior notes:
5 3/4% Senior Notes due April 15, 2019	$150,000	$—
8 1/2% Senior Notes due November 15, 2020	431,016	431,295
Total senior notes	$581,016	$431,295

Total notes payable and senior notes	$622,136	$469,355

As of March 31, 2014, the maturities of the Notes payable, 5 3/4% Senior Notes, and 8 1/2% Senior Notes are as follows (in thousands):

Year Ending December 31,
2014	$846
2015	8,752
2016	31,522
2017	—
2018	—
Thereafter	575,000
$616,120
Maturities above exclude premium of $6,016 as of March 31, 2014.

Senior Notes
5 3/4% Senior Notes Due 2019
On March 31, 2014, William Lyon Homes, Inc., a California corporation and wholly-owned subsidiary of Parent (“California Lyon”) completed its private placement with registration rights of 5.75% Senior Notes due 2019 (the "5.75% Notes"), in an aggregate principal amount of $150 million. The 5.75% Notes were issued at 100% of their aggregate principal amount.
As of March 31, 2014, the outstanding principal amount of the notes was $150 million. The notes bear interest at a rate of 5.75% per annum, payable semiannually in arrears on April 15 and October 15, and mature on April 15, 2019. The 5.75% Notes are unconditionally guaranteed on a joint and several unsecured basis by Parent and certain of its existing and future direct and indirect wholly-owned subsidiaries. The 5.75% Notes and the related guarantees are California Lyon’s and the guarantors’ unsecured senior obligations and rank equally in right of payment with all of California Lyon’s and the guarantors’ existing and future unsecured senior debt, including California Lyon’s $425 million in aggregate principal amount of 8.5% Senior Notes due 2020, as described below. The 5.75% Notes rank senior in right of payment to all of California Lyon’s and the guarantors’ future subordinated debt. The 5.75% Notes and the guarantees are and will be effectively junior to California Lyon’s and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such debt.
On or after April 15, 2016, California Lyon may redeem all or a portion of the 5.75% Notes upon not less than 30 nor more than 60 days’ notice, at the redemption prices (expressed as percentages of the principal amount) set forth below plus accrued and unpaid interest to the applicable redemption date, if redeemed during the period beginning on each of the dates indicated below:

Year	Percentage
April 15, 2016	104.313%
October 15, 2016	102.875%
April 15, 2017	101.438%
April 15, 2018 and thereafter	100.000%
Prior to April 15, 2016, the 5.75% notes may be redeemed in whole or in part at a redemption price equal to 100% of the principal amount plus a “make-whole” premium, and accrued and unpaid interest to, the redemption date.
In addition, any time prior to April 15, 2016, California Lyon may, at its option on one or more occasions, redeem the 5.75% Notes in an aggregate principal amount not to exceed 35% of the aggregate principal amount of the 5.75% Notes issued prior to such date at a redemption price (expressed as a percentage of principal amount) of 105.75%, plus accrued and unpaid interest to the redemption date, with an amount equal to the net cash proceeds from one or more equity offerings by Parent.
The indenture governing the 5.75% Notes contains covenants that limit the ability of Parent, California Lyon, and their restricted subsidiaries to, among other things: (i) incur or guarantee certain additional indebtedness; (ii) pay dividends, distributions, or repurchase equity or make payments in respect of subordinated indebtedness; (iii) make certain investments; (iv) sell assets; (v) incur liens; (vi) enter into agreements restricting the ability of the Company’s restricted subsidiaries to pay dividends or transfer assets; (vii) enter into transactions with affiliates; (viii) create unrestricted subsidiaries; and (viii) consolidate, merge or sell all or substantially all of its assets. These covenants are subject to a number of important exceptions and qualifications as described in the Indenture. The Company was in compliance with all such covenants as of March 31, 2014.

8 1/2% Senior Notes Due 2020
On November 8, 2012, California Lyon completed its offering of 8 1/2% Senior Notes due 2020, (the "initial 8.5% notes"), in an aggregate principal amount of $325 million. The initial 8.5% Notes were issued at 100% of their aggregate principal amount.

On October 24, 2013, California Lyon completed the sale of an additional $100.0 million in aggregate principal amount of its 8.5% Senior Notes due 2020 (the “additional 8.5 % Notes”, and together with the initial 8.5% notes, the "8.5% Notes" ) at an issue price of 106.5% of their aggregate principal amount, plus accrued interest from and including May 15, 2013, resulting in net proceeds of approximately $104.6 million.

As of both March 31, 2014 and December 31, 2013, the outstanding principal amount of the 8.5% Notes was $431 million. The 8.5% Notes bear interest at a rate of 8.5% per annum, payable semiannually in arrears on May 15 and November 15, and mature on November 15, 2020. The 8.5% Notes are are unconditionally guaranteed on a joint and several unsecured basis by Parent and by certain of its existing and future subsidiaries. The 8.5% Notes are California Lyon's and the guarantors' senior unsecured obligations. The 8.5% Notes and the guarantees rank senior to all of California Lyon’s and the guarantors’ existing and future subordinated debt, and rank equally in right of payment with all of California Lyon's and the guarantors' existing and future unsecured senior debt, including the 5.75% Notes. The 8.5% Notes and the guarantees are and will be effectively junior to any of California Lyon’s and the guarantors’ existing and future secured debt.
On or after November 15, 2016, California Lyon may redeem all or a portion of the 8.5% Notes upon not less than 30 nor more than 60 days’ notice, at the redemption prices (expressed as percentages of the principal amount) set forth below plus accrued and unpaid interest to the applicable redemption date, if redeemed during the 12-month period beginning on November 15 of the years indicated below:

Year	Percentage
2016	104.250%
2017	102.125%
2018 and thereafter	100.000%
Prior to November 15, 2016, the 8.5% Notes may be redeemed in whole or in part at a redemption price equal to 100% of the principal amount plus a “make-whole” premium, and accrued and unpaid interest to, the redemption date.
In addition, any time prior to November 15, 2015, California Lyon may, at its option on one or more occasions, redeem 8.5% Notes in an aggregate principal amount not to exceed 35% of the aggregate principal amount of the 8.5% Notes issued prior to such date at a redemption price (expressed as a percentage of principal amount) of 108.5%, plus accrued and unpaid interest to the redemption date, with an amount equal to the net cash proceeds from one or more equity offerings by Parent.
The indenture governing the 8.5% Notes contains covenants that limit the ability of Parent, California Lyon and their restricted subsidiaries to, among other things: (i) incur or guarantee certain additional indebtedness; (ii) pay dividends or make other distributions or repurchase stock; (iii) make certain investments; (iv) sell assets; (v) incur liens; (vi) enter into agreements restricting the ability of the Company’s restricted subsidiaries to pay dividends or transfer assets; (vii) enter into transactions with affiliates; (viii) create unrestricted subsidiaries; and (viii) consolidate, merge or sell all or substantially all of its assets. These covenants are subject to a number of important exceptions and qualifications as described in the Indenture. The Company was in compliance with all such covenants as of March 31, 2014.
Notes Payable
Revolving Lines of Credit
On August 7, 2013, California Lyon and Parent entered into a credit agreement providing for a revolving credit facility of up to $100 million (the “Revolver”). The Revolver will mature on August 5, 2016, unless terminated earlier pursuant to the terms of the Revolver. The Revolver contains an uncommitted accordion feature under which its aggregate principal amount can be increased to up to $125 million under certain circumstances, as well as a sublimit of $50 million for letters of credit. The Revolver contains various covenants, including financial covenants relating to tangible net worth, leverage, liquidity and interest coverage, as well as a limitation on investments in joint ventures and non-guarantor subsidiaries. The total amount available under the Revolver is subject to a borrowing base calculation.
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
Borrowings under the Revolver, the availability of which is subject to a borrowing base formula, are required to be guaranteed by Parent and certain of Parent’s wholly-owned subsidiaries, are secured by a pledge of all equity interests held by such guarantors, and may be used for general corporate purposes. As of March 31, 2014, the Revolver was undrawn, the Company had issued a letter of credit for $4.0 million, reducing the amount available under the Revolver.
Construction Notes Payable

In March 2014, one of the Company's consolidated joint ventures entered into a construction notes payable agreement. The agreement has total availability under the facility of $26.0 million, to be drawn for land development and construction of the joint venture's projects. The facility consists of a $14.0 million revolving facility and a $12.0 million non-revolving loan, of which $3.5 million was outstanding at March 31, 2014. The facility matures in October 2016 and bears interest at the Company's option of either LIBOR +3.0% or the prime rate +1.0%. At March 31, 2014 the interest rate on the facility was 3.15%, and the Company had $3.5 million outstanding. The loan will be repaid with proceeds from home closings of the project, is secured by the underlying project, and is guaranteed by the Company.

In December 2013, one of the Company's consolidated joint ventures entered into a construction notes payable agreement. The agreement has total availability under the facility of $18.6 million, to be drawn for land development and construction of the joint venture's projects. The facility consists of an $11.5 million revolving facility and a $7.1 million promissory note. The facility matures in January 2016 and bears interest at the Company's option of either LIBOR +3.0% or the prime rate +1.0%. At March 31, 2014 the interest rate on the facility was 4.25%, and the Company had $6.5 million outstanding. The loan will be repaid with proceeds from home closings of the project, is secured by the underlying project, and is guaranteed by the Company.
In June 2013, one of the Company's consolidated joint ventures entered into a construction note payable agreement. The agreement has total availability under the facility of $28.0 million, to be drawn for land development and construction on one of the joint venture's projects. The loan matures in June 2016 and bears interest at the prime rate +0.5%, with a rate floor of 4.0%, which was the interest rate as of March 31, 2014. As of March 31, 2014, the Company had borrowed $21.5 million under this facility. The loan will be repaid with proceeds from home closings of the project, is secured by the underlying project, and is guaranteed by the Company.
Seller Financing
At March 31, 2014, the Company had $9.6 million of notes payable outstanding related to two land acquisitions for which seller financing was provided. The first note had a balance of $7.6 million as of March 31, 2014, bears interest at 7% per annum, is secured by the underlying land, and matures in May 2015. The second land acquisition consists of two separate notes, the first having a balance of $0.8 million as of March 31, 2014 and maturing in October 2014, and the second having a balance of $1.2 million as of March 31, 2014 and maturing in January 2015. Both notes bear interest at 4% per annum.
GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS
The following consolidating financial information includes:
(1) Consolidating balance sheets as of March 31, 2014 and December 31, 2013; consolidating statements of operations for the three months ended March 31, 2014 and 2013; and consolidating statements of cash flows for the three months ended March 31, 2014 and 2013, of (a) William Lyon Homes, as the parent, or “Delaware Lyon”, (b) William Lyon Homes, Inc., as the subsidiary issuer, or “California Lyon”, (c) the guarantor subsidiaries, (d) the non-guarantor subsidiaries and (e) William Lyon Homes, Inc. on a consolidated basis; and
(2) Elimination entries necessary to consolidate Delaware Lyon, with William Lyon Homes, Inc. and its guarantor and non-guarantor subsidiaries.
Delaware Lyon owns 100% of all of its guarantor subsidiaries and all guarantees are full and unconditional, joint and several. As a result, in accordance with Rule 3-10 (d) of Regulation S-X promulgated by the SEC, no separate financial statements are required for these subsidiaries as of March 31, 2014 and December 31, 2013, and for the three months ended March 31, 2014 and 2013.

CONDENSED CONSOLIDATING BALANCE SHEET
(Unaudited)
March 31, 2014
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
ASSETS
Cash and cash equivalents	$—	$142,297	$170	$8,562	$—	$151,029
Restricted cash	—	854	—	—	—	854
Receivables	—	18,614	86	3,622	—	22,322
Real estate inventories
Owned	—	779,891	902	81,425	—	862,218
Not owned	—	12,960	—	—	—	12,960
Deferred loan costs, net	—	12,058	—	—	—	12,058
Goodwill	—	14,209	—	—	—	14,209
Intangibles, net	—	2,148	—	—	—	2,148
Deferred income taxes, net	—	93,457	—	—	—	93,457
Other assets, net	—	10,218	1,738	341	—	12,297
Investments in subsidiaries	436,616	(33,105)	—	—	(403,511)	—
Intercompany receivables	—	—	227,264	—	(227,264)	—
Total assets	$436,616	$1,053,601	$230,160	$93,950	$(630,775)	$1,183,552
LIABILITIES AND EQUITY
Accounts payable	$—	$14,714	$386	$3,620	$—	$18,720
Accrued expenses	—	64,715	1,071	95	—	65,881
Liabilities from inventories not owned	—	12,960	—	—	—	12,960
Notes payable	—	7,510	2,088	31,522	—	41,120
5 3/4% Senior Notes	—	150,000	—	—	—	150,000
8 1/2% Senior Notes	—	431,016	—	—	—	431,016
Intercompany payables	—	162,685	—	64,579	(227,264)	—
Total liabilities	—	843,600	3,545	99,816	(227,264)	719,697
Equity
William Lyon Homes stockholders’ equity	436,616	210,001	226,615	(33,105)	(403,511)	436,616
Noncontrolling interests	—	—		27,239	—	27,239
Total liabilities and equity	$436,616	$1,053,601	$230,160	$93,950	$(630,775)	$1,183,552

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2013
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
ASSETS
Cash and cash equivalents	$—	$166,516	$28	$5,128	$—	$171,672
Restricted cash	—	854	—	—	—	854
Receivables	—	15,742	72	5,025	—	20,839
Real estate inventories
Owned	—	608,965	3,761	59,064	—	671,790
Not owned	—	12,960	—	—	—	12,960
Deferred loan costs, net	—	9,575	—	—	—	9,575
Goodwill	—	14,209	—	—	—	14,209
Intangibles, net	—	2,766	—	—	—	2,766
Deferred income taxes, net	—	95,580	—	—	—	95,580
Other assets, net	—	9,100	723	343	—	10,166
Investments in subsidiaries	428,179	9,975	—	—	(438,154)	—
Intercompany receivables	—	—	225,056	(15)	(225,041)	—
Total assets	$428,179	$946,242	$229,640	$69,545	$(663,195)	$1,010,411
LIABILITIES AND EQUITY
Accounts payable	$—	$12,489	$1,959	$2,651	$—	$17,099
Accrued expenses	—	59,376	744	83	—	60,203
Liabilities from inventories not owned	—	12,960	—	—	—	12,960
Notes payable	—	12,281	1,762	24,017	—	38,060
8 1/2% Senior Notes	—	431,295	—	—	—	431,295
Intercompany payables	—	214,837	—	10,204	(225,041)	—
Total liabilities	—	743,238	4,465	36,955	(225,041)	559,617
Equity
William Lyon Homes stockholders’ equity	428,179	203,004	225,175	9,975	(438,154)	428,179
Noncontrolling interests	—	—	—	22,615	—	22,615
Total liabilities and equity	$428,179	$946,242	$229,640	$69,545	$(663,195)	$1,010,411

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)
Three Months Ended March 31, 2014
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$106,599	$18,548	$15,152	$—	$140,299
Construction services	—	9,652	—	—	—	9,652
Management fees	—	455	—	—	(455)	—
	—	116,706	18,548	15,152	(455)	149,951
Operating costs
Cost of sales	—	(80,429)	(15,057)	(11,181)	455	(106,212)
Construction services	—	(8,068)	—	—	—	(8,068)
Sales and marketing	—	(4,689)	(1,195)	(674)	—	(6,558)
General and administrative	—	(11,278)	(858)	—	—	(12,136)
Amortization of intangible assets	—	(618)	—	—	—	(618)
Other	—	(970)	(1)	409	—	(562)
	—	(106,052)	(17,111)	(11,446)	455	(134,154)
Income from subsidiaries	8,697	3,015	—	—	(11,712)	—
Operating income	8,697	13,669	1,437	3,706	(11,712)	15,797
Other income (expense), net	—	269	(3)	(147)	—	119
Income before provision for income taxes	8,697	13,938	1,434	3,559	(11,712)	15,916
Provision for income taxes	—	(4,574)	—	—	—	(4,574)
Net income	8,697	9,364	1,434	3,559	(11,712)	11,342
Less: Net income attributable to noncontrolling interests	—	—	—	(2,645)	—	(2,645)
Net income attributable to William Lyon Homes	8,697	9,364	1,434	914	(11,712)	8,697
Net income available to common stockholders	$8,697	$9,364	$1,434	$914	$(11,712)	$8,697

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)
Three Months Ended March 31, 2013
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$54,805	$21,629	$—	$—	$76,434
Construction services	—	4,419	—	—	—	4,419
	—	59,224	21,629	—	—	80,853
Operating costs
Cost of sales	—	(45,568)	(17,839)	79	—	(63,328)
Construction services	—	(4,038)	—	—	—	(4,038)
Sales and marketing	—	(3,485)	(997)	(186)	—	(4,668)
General and administrative	—	(8,457)	(67)	—	—	(8,524)
Amortization of intangible assets	—	(622)	—	—		(622)
Other	—	(484)	(1)	—	—	(485)
	—	(62,654)	(18,904)	(107)	—	(81,665)
(Loss) income from subsidiaries	(3,445)	2,539	—	—	906	—
Operating (loss) income	(3,445)	(891)	2,725	(107)	906	(812)
Interest expense, net of amounts capitalized	—	(1,284)	—	—	—	(1,284)
Other income (expense), net	—	95	(3)	(5)	—	87
(Loss) income before reorganization items and provision for income taxes	(3,445)	(2,080)	2,722	(112)	906	(2,009)
Reorganization items, net	—	(464)	—	—	—	(464)
Net (loss) income	(3,445)	(2,544)	2,722	(112)	906	(2,473)
Less: Net income attributable to noncontrolling interests	—		—	(75)	—	(75)
Net (loss) income attributable to William Lyon Homes	(3,445)	(2,544)	2,722	(187)	906	(2,548)
Preferred stock dividends	(974)	—	—	—	—	(974)
Net (loss) income available to common stockholders	$(4,419)	$(2,544)	$2,722	$(187)	$906	$(3,522)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Unaudited)
Three Months Ended March 31, 2014
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating activities
Net cash provided by (used in) operating activities	$261	$(155,347)	$2,037	$(16,426)	$(261)	$(169,736)
Investing activities
Purchases of property and equipment	—	(1,264)	(19)	10	—	(1,273)
Investments in subsidiaries	—	46,095	—	—	(46,095)	—
Net cash provided by (used in) investing activities	—	44,831	(19)	10	(46,095)	(1,273)
Financing activities
Proceeds from borrowings on notes payable	—	(326)	326	20,112	—	20,112
Principal payments on notes payable	—	(6,857)	—	(12,607)	—	(19,464)
Proceeds from issuance of 5 3/4% notes	—	150,000	—	—	—	150,000
Payment of deferred loan costs	—	(2,549)	—	—	—	(2,549)
Proceeds from issuance of common stock	—	288	—	—	—	288
Noncontrolling interests contributions	—	—	—	8,392	—	8,392
Noncontrolling interests distributions	—	—	—	(6,413)	—	(6,413)
Advances to affiliates	—	—	6	(43,994)	43,988	—
Intercompany receivables/payables	(261)	(54,259)	(2,208)	54,360	2,368	—
Net cash (used in) provided by financing activities	(261)	86,297	(1,876)	19,850	46,356	150,366
Net (decrease) increase in cash and cash equivalents	—	(24,219)	142	3,434	—	(20,643)
Cash and cash equivalents at beginning of period	—	166,516	28	5,128	—	171,672
Cash and cash equivalents at end of period	$—	$142,297	$170	$8,562	$—	$151,029

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Unaudited)
Three Months Ended March 31, 2013
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating activities
Net cash (used in) provided by operating activities	$—	$(11,724)	$2,778	$(1,514)	$—	$(10,460)
Investing activities
Purchases of property and equipment	—	(680)	(7)	4	—	(683)
Investments in subsidiaries	—	2,996	—	—	(2,996)	—
Net cash provided by (used in) investing activities	—	2,316	(7)	4	(2,996)	(683)
Financing activities
Proceeds on borrowings on notes payable	—	18,361	—	1,874	—	20,235
Principal payments on notes payable	—	(12,976)	—	—	—	(12,976)
Payment of deferred loan costs	—	(250)	—	—	—	(250)
Payment of preferred stock dividends	—	(649)	—	—	—	(649)
Noncontrolling interests contributions	—	—	—	112	—	112
Noncontrolling interests distributions	—	—	—	—	—	—
Intercompany receivables/payables	—	(329)	(2,779)	381	2,727	—
Advances to affiliates	—	—	1	(270)	269	—
Net cash provided by (used in) financing activities	—	4,157	(2,778)	2,097	2,996	6,472
Net (decrease) increase in cash and cash equivalents	—	(5,251)	(7)	587	—	(4,671)
Cash and cash equivalents at beginning of period	—	69,376	65	1,634	—	71,075
Cash and cash equivalents at end of period	$—	$64,125	$58	$2,221	$—	$66,404

Note 6—Fair Value of Financial Instruments
In accordance with FASB ASC Topic 820, Fair Value Measurements and Disclosure (“ASC 820”), the Company is required to disclose the estimated fair value of financial instruments. As of March 31, 2014 and December 31, 2013, the Company used the following assumptions to estimate the fair value of each type of financial instrument for which it is practicable to estimate:

•
    5 3/4% Senior Notes due April 15, 2019 —The 5 3/4% Senior Notes were priced on March 26, 2014, and closed on March 31, 2014, therefore the par value of the notes approximates fair value as of March 31, 2014.

•	8 1/2% Senior Notes due November 15, 2020 —The 8 1/2% Senior Notes are traded over the counter and their fair values were based upon quotes from industry sources.

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

The following table excludes cash and cash equivalents, restricted cash, receivables and accounts payable, which had fair values approximating their carrying amounts due to the short maturities and liquidity of these instruments. The estimated fair values of financial instruments are as follows (in thousands):

	Successor
	March 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
5 3/4% Senior Notes due 2019	$150,000	$150,000	$—	$—
8 1/2% Senior Notes due 2020	$431,016	$472,813	$431,295	$466,877
Notes payable	$41,120	$41,120	$38,060	$38,060
ASC 820 establishes a framework for measuring fair value, expands disclosures regarding fair value measurements and defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 requires the Company to maximize the use of observable market inputs, minimize the use of unobservable market inputs and disclose in the form of an outlined hierarchy the details of such fair value measurements. The Company used Level 3 to measure the fair value of its Notes Payable, and Level 2 to measure the fair value of its 8 1 /2 % Notes. Since the 5 3/4% Notes were issued on March 31, 2014, Level 1 was used to measure fair value. The ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to a fair value measurement are considered to be observable or unobservable in a marketplace. The three levels of the hierarchy are as follows:

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
The following table represents a reconciliation of the beginning and ending balance for the Company’s Level 3 fair value measurements:

Notes
Payable
(in thousands)
Fair value at December 31, 2013	$38,060
Repayments of principal (1)	(19,464)
Borrowings of principal (2)	22,524
Increase in value during the period	—
Fair value at March 31, 2014	$41,120

(1)	Represents the actual amount of principal repaid

(2)	Represents the actual amount of principal borrowed

Note 7—Related Party Transactions

On September 3, 2009, Presley CMR, Inc., a California corporation (“Presley CMR”) and a wholly owned subsidiary of California Lyon, entered into an Aircraft Purchase and Sale Agreement (“PSA”) with an affiliate of General William Lyon to sell an aircraft (the “Aircraft”). The PSA provided for an aggregate purchase price for the Aircraft of $8.3 million, (which value was the appraised fair market value of the Aircraft), which consisted of: (i) cash in the amount of $2.1 million to be paid at closing and (ii) a promissory note from the affiliate in the amount of $6.2 million. The note is secured by the Aircraft. As part of the Company’s fresh start accounting, the note was adjusted to its fair value of $5.2 million. The discount on the fresh start adjustment is amortized over the remaining life of the note. The note requires semiannual interest payments to California Lyon of approximately $0.1 million. The note is due in September 2016.
For the three months ended March 31, 2013, the Company incurred charges of $0.2 million related to rent on its corporate office, from a trust of which William H. Lyon is the sole beneficiary. The lease expired in March 2013 and the Company relocated its corporate office upon expiration of the lease. The Company has entered into a lease for the new location with an unrelated third party.
Note 8—Income Taxes
Since inception, the Company has operated solely within the United States.
The Company’s effective income tax rate was 28.74% and 0% for the three months ended March 31, 2014 and 2013, respectively. The significant drivers of the effective tax rate are allocation of income to noncontrolling interests, related party loss recapture, domestic production activities deduction, and release of valuation allowance.
Management assesses its deferred tax assets quarterly to determine whether all or any portion of the asset is more likely than not unrealizable under ASC 740. The Company is required to establish a valuation allowance for any portion of the asset that management concludes is more likely than not to be unrealizable. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company's assessment considers all evidence, both positive and negative, including the nature, frequency and severity of any current and cumulative losses, taxable income in carry back years, the scheduled reversal of deferred tax liabilities, tax planning strategies, and projected future taxable income in making this assessment. At March 31, 2014 the Company’s valuation allowance was $3.6 million due to projected excess realized built-in-losses and state net operating losses which may expire unused. In the fourth quarter of the year ended December 31, 2013, the Company recognized a $95.6 million income tax benefit that resulted from the reversal of all but $4.0 million of our deferred tax asset valuation allowance.
At March 31, 2014, the Company had no remaining federal net operating loss carryforwards and $80.7 million remaining state net operating loss carryforwards. State net operating loss carryforwards begin to expire in 2014. In addition, as of March 31, 2014, the Company had unused federal and state built-in losses of $66.0 million and $35.1 million, respectively. The 5 year testing period for built-in losses expires in 2017 and the unused built-in loss carryforwards begin to expire in 2033. The Company had AMT credit carryovers of $1.4 million at March 31, 2014, which have an indefinite life.
In connection with the Company’s emergence from Chapter 11 bankruptcy proceedings, the Company experienced an “ownership change” as defined in Section 382 of the Internal Revenue Code, or the IRC, as of February 25, 2012. Section 382 of the IRC contains rules that limit the ability of a company that undergoes an “ownership change” to utilize its net operating loss carryforwards and certain built-in losses or deductions recognized during the five-year period after the ownership change. The Company is able to retain a portion of its U.S. federal and state net operating loss and tax credit carryforwards, or the “Tax Attributes”, in connection with the ownership change. However, the IRC Sections 382 and 383 provide an annual limitation with respect to the ability of a corporation to utilize its Tax Attributes against future U.S. taxable income in the event of a change in ownership. In the Company’s situation, the limitation under the IRC will generally be based on the value of the equity (for purposes of the applicable tax rules) on or immediately following the time of emergence. As a result, the Company’s future U.S. taxable income may not be fully offset by the Tax Attributes if such income exceeds the Company’s annual limitation of $3.6 million during the 20 year carryforward period allowed under tax law, and the Company may incur a tax liability with respect to such income. In addition, subsequent changes in ownership for purposes of the IRC could further diminish the Company’s ability to utilize Tax Attributes.

In addition to the impact on Tax Attributes listed above, the Company was also subject to Tax Attribute reduction pursuant to various provisions contained in IRC Section 108(e) related to the Company’s issuance of 5,429,485 shares of Parent’s new Class A Common Stock, $0.01 par value per share, and a $75 million principal amount 12% Senior Subordinated Secured Note due 2017, issued by California Lyon in conjunction with the Company’s restructure, in exchange for the claims held by the holders of the formerly outstanding notes of California Lyon. These transactions resulted in Cancellation of Debt (COD) income for income tax purposes of approximately $203 million. IRC Section 108(a)(1)(A) provides that COD income is excluded from gross income when the discharge occurs in a Title 11 case under the jurisdiction of the bankruptcy court. However, pursuant to IRC Section 108(b)(1), if COD income is excluded due to the application of the bankruptcy exception, the amount of excluded COD income must generally be applied to reduce certain tax attributes of the debtor. In general, such attributes would normally be reduced in the following order: (1) net operating losses (current and carryforward); (2) general business tax credits; (3) minimum tax credits; (4) capital loss carryovers; (5) tax basis of the taxpayer’s assets; (6) passive activity losses and credit carryovers; and (7) foreign tax credit carryovers. This Tax Attribute reduction occurred on January 1, 2013, and resulted in a $69.2 million reduction to the value of our net operating losses with an offsetting reduction to our deferred tax asset valuation allowance.
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
Note 9—Income (Loss) Per Common Share
Basic and diluted income (loss) per common share for the three months ended March 31, 2014 and 2013 were calculated as follows (in thousands, except number of shares and per share amounts):

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Basic weighted average number of common shares outstanding	31,106,310	14,581,897
Effect of dilutive securities:
Stock options, unvested common shares, and warrants (1)	1,498,310	—
Diluted average shares outstanding	32,604,620	14,581,897
Net income (loss) available to common stockholders	$8,697	$(3,522)
Basic income (loss) per common share	$0.28	$(0.24)
Dilutive income (loss) per common share	$0.27	$(0.24)
Antidilutive securities not included in the calculation of diluted income (loss) per common share (weighted average):
Preferred shares	—	9,334,030
Vested stock options	—	384,428
Unvested stock options	—	192,214
Warrants	—	1,907,551

(1)
For the periods with a net loss, all potentially dilutive shares related to the preferred shares, unvested common shares, stock options, and warrants were excluded from the diluted loss per common share calculations because the effect of their inclusion would be antidilutive, or would decrease the reported loss per common share.

Note 10—Stock Based Compensation
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
During the three months ended March 31, 2014, the Company granted 47,637 shares of restricted stock, and 287,739 shares of performance based restricted stock.

Performance-Based Restricted Stock Awards

With respect to all but one of the performance based restricted stock awards granted during the three months ended March 31, 2014, the actual number of such shares of restricted stock that will be earned (the “Earned Shares”) is subject to the Company’s achievement of a pre-established performance target as of the end of the 2014 fiscal year. The remaining grant does not contain a pre-established performance target, but the Earned Shares for such award will be determined by the exercise of the discretion of the Compensation Committee of Parent’s Board of Directors following the end of the 2014 fiscal year. For each of the aforementioned awards, one-third of the Earned Shares will vest on each of the first, second and third anniversaries of the grant date, subject to each grantee’s continued service through each vesting date. Based on the assessment as of March 31, 2014, management determined that the currently available data was not sufficient to support the performance targets are  probable of being achieved, and as such no compensation expense has been recognized for these awards to date.
Additional Restricted Stock Awards
With respect to the restricted stock awards granted to certain other employees during the three months ended March 31, 2014, representing 25,209 shares of restricted stock, 50% of the shares of restricted stock underlying such awards will vest on each of the first and second anniversaries of the grant date, subject to each grantee’s continued service through each vesting date. With respect to the restricted stock awards granted to certain non-employee directors of Parent during the three months ended March 31, 2014, representing 22,428 shares of restricted stock, the awards vest in equal quarterly installments on each of June 1, 2014, September 1, 2014, December 1, 2014 and March 1, 2015, subject to each grantee’s continued service on the board through each vesting date.
Stock based compensation expense during the three months ended March 31, 2014 and 2013 was $1.0 million and $0.3 million, respectively.
Note 11—Commitments and Contingencies
The Company’s commitments and contingent liabilities include the usual obligations incurred by real estate developers in the normal course of business. In the opinion of management, these matters will not have a material effect on the Company’s condensed consolidated financial position, results of operations or cash flows.
The Company is a defendant in various lawsuits related to its normal business activities. We believe that the accruals we have recorded for probable and reasonably estimable losses with respect to these proceedings are adequate and that, as of March 31, 2014, it was not reasonably possible that an additional material loss had been incurred in an amount in excess of the estimated amounts already recognized on our condensed consolidated financial statements. The outcome of any of these proceedings, including the defense and other litigation-related costs and expenses we may incur, however, is inherently uncertain and could differ significantly from the estimate reflected in a related accrual, if made. Therefore, it is possible that the ultimate outcome of any proceeding, if in excess of a related accrual or if no accrual had been made, could be material to our consolidated financial statements.
We have non-cancelable operating leases primarily associated with our office facilities. Rent expense under cancelable and non-cancelable operating leases totaled $0.6 million and $0.4 million in the three months ended March 31, 2014 and 2013, respectively, and is included in general and administrative expense in our consolidated statements of operations for the respective periods. The table below shows the future minimum payments under non-cancelable operating leases at March 31, 2014 (in thousands).

Year Ending December 31
2014	$1,714
2015	1,460
2016	1,073
2017	908
2018	897
Thereafter	2,832
Total	$8,884
As of March 31, 2014 and December 31, 2013, the Company had $0.9 million and $0.9 million, respectively, in deposits as collateral for outstanding surety bonds to guarantee the Company’s financial obligations under certain contractual arrangements in the normal course of business. The standby letters of credit were secured by cash as reflected as restricted cash on the accompanying consolidated balance sheet.
The Company also had outstanding performance and surety bonds of $80.8 million at March 31, 2014, related principally to its obligations for site improvements at various projects. The Company does not believe that draws upon these bonds, if any, will have a material effect on the Company’s financial position, results of operations or cash flows. As of March 31, 2014, the Company had $87.7 million of project commitments relating to the construction of projects.
See Note 5 for additional information relating to the Company’s guarantee arrangements.
In addition to the land bank agreement discussed below, the Company has entered into various purchase option agreements with third parties to acquire land. As of March 31, 2014, the Company has made non-refundable deposits of $55.7 million. The Company is under no obligation to purchase the land, but would forfeit remaining deposits if the land were not purchased. The total remaining purchase price under the option agreements is $351.5 million as of March 31, 2014.
Land Banking Arrangements
The Company enters into purchase agreements with various land sellers. As a method of acquiring land in staged takedowns, thereby minimizing the use of funds from the Company’s available cash or other corporate financing sources and limiting the Company’s risk, the Company transfers the Company’s right in such purchase agreements to entities owned by third parties (“land banking arrangements”). These entities use equity contributions and/or incur debt to finance the acquisition and development of the land. The entities grant the Company an option to acquire lots in staged takedowns. In consideration for this option, the Company makes a non-refundable deposit of 15% to 25% of the total purchase price. The Company is under no obligation to purchase the balance of the lots, but would forfeit existing deposits of $9.2 million and could be subject to penalties if the lots were not purchased. The Company does not have legal title to these entities or their assets and has not guaranteed their liabilities. These land banking arrangements help the Company manage the financial and market risk associated with land holdings.
The Company participates in one land banking arrangement, which is not a VIE in accordance with ASC 810, but which is consolidated in accordance with FASB ASC Topic 470, Debt (“ASC 470”). Under the provisions of ASC 470, the Company has determined it is economically compelled, based on certain factors, to purchase the land in the land banking arrangement. The Company has recorded the remaining purchase price of the land of $13.0 million and $13.0 million, as of March 31, 2014 and December 31, 2013, respectively, which is included in real estate inventories not owned and liabilities from inventories not owned in the accompanying consolidated balance sheet, and represents the remaining net cash to be paid on the remaining land takedowns.
Summary information with respect to the Company’s land banking arrangements is as follows as of the periods presented (dollars in thousands):

	March 31, 2014	December 31, 2013
Total number of land banking projects	1	1
Total number of lots	610	610
Total purchase price	$161,465	$161,465
Balance of lots still under option and not purchased:
Number of lots	65	65
Purchase price	$12,960	$12,960
Forfeited deposits if lots are not purchased	$9,210	$9,210

The remaining lots under the above land banking agreement were purchased by the Company during April 2014. No further obligations remain under the agreement.
Note 12—Subsequent Events
No events have occurred subsequent to March 31, 2014, that has required recognition or disclosure in the Company’s financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
WILLIAM LYON HOMES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The Company is one of the largest Western U.S. regional homebuilders. Headquartered in Newport Beach, California, the Company is primarily engaged in the design, construction, marketing and sale of single-family detached and attached homes in California, Arizona, Nevada and Colorado. The Company’s core markets include Orange County, Los Angeles, San Diego, the San Francisco Bay Area, Phoenix, Las Vegas and Denver. The Company has a distinguished legacy of more than 58 years of homebuilding operations, over which time it has sold in excess of 76,000 homes. For the three months ended March 31, 2014, or the 2014 period, the Company had revenues from homes sales of $140.3 million, an 84% increase from $76.4 million for the three months ended March 31, 2013, or the 2013 period, which includes results from all five reportable operating segments. The Company had net new home orders of 400 homes in the 2014 period, an 11% increase from 361 in the 2013 period, and the average sales price ("ASP") for homes closed increased 78% to $508,300 in the 2014 period from $285,200 in the 2013 period.
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
Results of Operations
In the three months ended March 31, 2014, the Company delivered 276 homes, with an average selling price of approximately $508,300, and recognized home sales revenue of $140.3 million. The company continues to build on the strong momentum and full-year of profitability that was achieved in 2013 by generating net income of $8.7 million for the three months ended March 31, 2014, and earnings per share of $0.27, on a diluted basis. The Company recorded its ninth consecutive quarter of year-over-year improvement in certain key financial metrics, including new home orders, home closings and dollar value of backlog. The Company continues to see positive trends in sales prices, as an increase in pricing is reflected in our average sales price of homes in backlog of approximately $538,200 as of March 31, 2014, which is 6% higher than the average sales price of homes closed for the three months ended March 31, 2014 of $508,300.
Market conditions continued to be favorable during the three months ended March 31, 2014. Since the industry experienced significant price appreciation and sales velocity during the first part of 2013, housing affordability has diminished slightly compared to a year ago, as well as the sales pace experienced in the first quarter of 2014. However the housing fundamentals remain positive, with relatively low housing inventory, solid demand for new housing, and strong economic trends, the Company continues to see strong financial results and quarter over quarter growth.
As of March 31, 2014, the Company is selling homes in 35 communities and had a consolidated backlog of 492 sold but unclosed homes, with an associated sales value of $264.8 million, representing a 1% decrease in units, and 55% increase in dollars, as compared to the backlog at March 31, 2013. During the three months ended March 31, 2014, the Company opened three net new communities. The Company believes that the attractive fundamentals in its markets, its leading market share positions, its long-standing relationships with land developers, its significant land supply and its focus on providing the best possible customer experience, positions the Company to capitalize on meaningful growth.
Homebuilding gross margin percentage and adjusted homebuilding gross margin percentage was 24.3% and 27.6%, respectively, for the three months ended March 31, 2014, as compared to 17.1% and 23.2%, respectively, for the three months ended March 31, 2013. The increase in gross margins is primarily related to an increase in net sales prices year-over-year.
Comparisons of the Three Months Ended March 31, 2014 to March 31, 2013
Revenues from homes sales increased 84% to $140.3 million during the three months ended March 31, 2014 compared to $76.4 million during the three months ended March 31, 2013. The increase is primarily due to a 78% increase in the average sales price of homes closed to $508,300 in the 2014 period compared to $285,200 in the 2013 period, along with a 3% increase in homes closed to 276 homes during the 2014 period compared to 268 homes during the 2013 period. The number of net new home orders for the three months ended March 31, 2014 increased 11% to 400 homes from 361 homes for the three months ended March 31, 2013.

	Three Months Ended March 31,		Increase (Decrease)
	2014	2013	Amount	%
Number of Net New Home Orders
Southern California	192	68	124	182%
Northern California	41	53	(12)	(23)%
Arizona	63	93	(30)	(32)%
Nevada	82	98	(16)	(16)%
Colorado	22	49	(27)	(55)%
Total	400	361	39	11%
Cancellation Rate	14%	12%	2%
The 11% increase in net new homes orders is driven by a 39% increase in average number of sales locations to 32 average locations in 2014 compared to 23 in the 2013 period, offset by a decrease in absorption rates as the number of orders per sales location decreased in all of our markets. The absorption rates during the first quarter of 2013 in all of our markets were strong, totaling 15.7 orders per community, or 1.2 per week, compared to 12.5 sales per community, or 1.0 per week in the 2014 period.
Cancellation rates during the 2014 period increased to 14% from 12% during the 2013 period.

	Three Months Ended March 31,		Increase (Decrease)
	2014	2013	Amount	%
Average Number of Sales Locations
Southern California	10	4	6	150%
Northern California	4	2	2	100%
Arizona	6	6	—	—%
Nevada	8	6	2	33%
Colorado	4	5	(1)	(20)%
Total	32	23	9	39%
The average number of sales locations for the Company increased to 32 locations for the three months ended March 31, 2014 compared to 23 for the three months ended March 31, 2013, driven primarily by the opening of communities in Southern California during 2013. The average number of sales locations increased by six locations, from four in the 2013 period to 10 in the 2014 period. Northern California and Nevada increased by two sales locations in the 2014 period compared to the 2013 period, while Arizona remained consistent, and Colorado decreased by 1 location between periods.

	March 31,		Increase (Decrease)
	2014	2013	Amount	%
Backlog (units)
Southern California	236	78	158	203%
Northern California	35	50	(15)	(30)%
Arizona	76	165	(89)	(54)%
Nevada	107	123	(16)	(13)%
Colorado	38	82	(44)	(54)%
Total	492	498	(6)	(1)%
The Company’s backlog at March 31, 2014 decreased 1% to 492 units from 498 units at March 31, 2013. The decrease is primarily attributable to a 9% decrease in beginning balance for the period of units in backlog, to 368 units for the period ended March 31, 2014 from 406 units for the period ended March 31, 2013, coupled with a 3% increase in the number of homes closed, from 268 for the 2013 period to 276 for the 2014 period. These decreases were partially offset by an 11% period over period increase in net new homes orders, from 361 for the three months ended March 31, 2013, to 400 for the three months ended March 31, 2014.

	March 31,		Increase (Decrease)
	2014	2013	Amount	%
	(dollars in thousands)
Backlog (dollars)
Southern California	$146,352	$46,513	$99,839	215%
Northern California	14,865	17,561	(2,696)	(15)%
Arizona	20,869	40,889	(20,020)	(49)%
Nevada	63,947	33,832	30,115	89%
Colorado	18,779	32,003	(13,224)	(41)%
Total	$264,812	$170,798	$94,014	55%
The dollar amount of backlog of homes sold but not closed as of March 31, 2014 was $264.8 million, up 55% from $170.8 million as of March 31, 2013. The increase primarily reflects an increase in average sales prices for new home orders. The Company experienced an increase of 57% in the average sales price of homes in backlog to $538,200 as of March 31, 2014 compared to $343,000 as of March 31, 2013. The increase is driven by a higher price point of our actively selling projects in two new communities in Southern California that opened during 2013. The increase in the dollar amount of backlog of homes sold but not closed as described above generally results in an increase in operating revenues in the subsequent period as compared to the previous period.
In Southern California, the dollar amount of backlog increased 215% to $146.4 million as of March 31, 2014 from $46.5 million as of March 31, 2013, which is attributable to a 203% increase in the number of homes in backlog, to 236 at March 31, 2014 compared to 78 at March 31, 2013, and backlog average sales price ("ASP"). In Southern California, the cancellation rate increased to 11% for the three months ended March 31, 2014 from 6% for the three months ended March 31, 2013.
In Northern California, the dollar amount of backlog decreased 15% to $14.9 million as of March 31, 2014 from $17.6 million as of March 31, 2013, which is attributable to a 30% decrease in the number of units in backlog to 35 as of March 31, 2014 from 50 as of March 31, 2013. These decreases were partially offset by an increase in the average sales price of homes in backlog of 21%, to $424,700 as of March 31, 2014, from $351,200 as of March 31, 2013. In Northern California, the cancellation rate increased to 20% for the three months ended March 31, 2014 from 13% for the three months ended March 31, 2013.
In Arizona, the dollar amount of backlog decreased 49% to $20.9 million as of March 31, 2014 from $40.9 million as of March 31, 2013, which is attributable to a 54% decrease in the number of units in backlog to 76 as of March 31, 2014 from 165 as of March 31, 2013, partially offset by an 11% increase in the average sales price of homes in backlog to $274,600 as of March 31, 2014 compared to $247,800 as of March 31, 2013. In Arizona, the cancellation rate decreased to 7% for the three months ended March 31, 2014 from 15% for the three months ended March 31, 2013.
In Nevada, the dollar amount of backlog increased 89% to $63.9 million as of March 31, 2014 from $33.8 million as of March 31, 2013, which is attributable to a 117% increase in the average sales price of homes in backlog to $597,600 as of March 31, 2014 compared to $275,100 as of March 31, 2013. This increase is partially offset by a 13% decrease in the number of units in backlog to 107 as of March 31, 2014 from 123 as of March 31, 2013. In Nevada, the cancellation rate increased to 19% for the three months ended March 31, 2014, compared to 13% for the three months ended March 31, 2013.
In Colorado, the dollar amount of backlog decreased 41% to $18.8 million as of March 31, 2014 from $32.0 million as of March 31, 2013, which is attributable to a 54% decrease in the number of units in backlog to 38 as of March 31, 2014 from 82 as of March 31, 2013. These decreases were partially offset by an increase in the average sales price of homes in backlog of 27%, to $494,200 as of March 31, 2014, from $390,300 as of March 31, 2013. In Colorado, the cancellation rate increased to 24% for the three months ended March 31, 2014 from 13% for the three months ended March 31, 2013.

	Three Months Ended March 31,		Increase (Decrease)
	2014	2013	Amount	%
Number of Homes Closed
Southern California	125	22	103	468%
Northern California	43	31	12	39%
Arizona	50	100	(50)	(50)%
Nevada	47	66	(19)	(29)%
Colorado	11	49	(38)	(78)%
Total	276	268	8	3%

During the three months ended March 31, 2014, the number of homes closed increased 3% to 276 from 268 in the 2013 period. There was a 468% increase in Southern California to 125 homes closed in the 2014 period compared to 22 homes closed in the 2013 period, and a 39% increase in Northern California to 43 homes closed in the 2014 period compared to 31 homes closed in the 2013 period. Arizona recorded a 50% decrease in homes closed to 50 in the 2014 period from 100 in the 2013 period, and Nevada saw a 29% decrease in homes closed to 47 in the 2014 period compared to 66 in the 2013 period. Colorado recorded a 78% period over period decrease, closing 11 homes during the 2014 period, compared to 49 during the 2013 period. These decreases were the result of a lower beginning balances in the total number of homes in backlog as of the beginning of the period, as the conversion rate between periods was relatively consistent.

	Three Months Ended March 31,		Increase (Decrease)
	2014	2013	Amount	%
	(dollars in thousands)
Home Sales Revenue
Southern California	$86,714	$10,146	$76,568	755%
Northern California	17,889	10,019	7,870	79%
Arizona	13,278	21,629	(8,351)	(39)%
Nevada	17,149	14,761	2,388	16%
Colorado	5,269	19,879	(14,610)	(73)%
Total	$140,299	$76,434	$63,865	84%
The increase in homebuilding revenue of 84% to $140.3 million for the 2014 period from $76.4 million for the 2013 period is primarily attributable to a 78% increase in the average sales price of homes closed to $508,300 during the 2014 period from $285,200 during the 2013 period, along with a 3% increase in the number of homes closed to 276 during the 2014 period from 268 in the 2013 period. On a same store basis, which represents projects that were open during the comparable periods, average sales price has increased 40% to $359,300 in the 2014 period, from $257,000 in the 2013 period.The increase in average home sales price resulted in a $61.6 million increase in revenue, as well as a $2.3 million increase in revenue attributable to a 3% increase in the number of homes closed.

	Three Months Ended March 31,		Increase (Decrease)
	2014	2013	Amount	%
Average Sales Price of Homes Closed
Southern California	$693,700	$461,200	$232,500	50%
Northern California	416,000	323,200	92,800	29%
Arizona	265,600	216,300	49,300	23%
Nevada	364,900	223,700	141,200	63%
Colorado	479,000	405,700	73,300	18%
Total	$508,300	$285,200	$223,100	78%

The average sales price of homes closed for the 2014 period increased primarily due to increasing price points, or product mix, of our actively selling projects from projects available to first time buyers or first time “move up” buyers, particularly in California and Nevada. In the Southern California segment, the overall average sales price increase is primarily due to 22 closings with an average sales price exceeding $1,100,000. In the Nevada segment, the overall average sales price increase was driven by 13 closings with an average sales price exceeding $500,000.

	Three Months Ended March 31,
	2014	2013	Increase (Decrease)
Homebuilding Gross Margin Percentage
Southern California	24.5%	21.8%	2.7%
Northern California	29.7%	20.5%	9.2%
Arizona	21.6%	15.0%	6.6%
Nevada	22.9%	20.9%	2.0%
Colorado	14.0%	12.6%	1.4%
Total	24.3%	17.1%	7.2%
Adjusted Homebuilding Gross Margin Percentage	27.6%	23.2%	4.4%
For homebuilding gross margins, the comparison of the three months ended March 31, 2014 and the three months ended March 31, 2013 is as follows:

•
In Southern California, homebuilding gross margins increased 270 basis points to 24.5% during the 2014 period compared to 21.8% during the 2013 period attributable to a shift to higher margin projects as well as same store average sales price increases of 15% to $573,200 in the 2014 period compared to $498,600 in the 2013 period.

•
In Northern California, homebuilding gross margins increased 920 basis points to 29.7% in the 2014 period from 20.5% in the 2013 period attributable to same store average sales price increases of 43% to $463,000 in the 2014 period compared to $323,200 in the 2013 period.

•
In Arizona, homebuilding gross margins increased 660 basis points to 21.6% in the 2014 period from 15.0% in the 2013 period, due to rising price points of actively selling projects. The increase was due to a 23% increase in the average sales price of homes closed of $265,600 in the 2014 period from $216,300 in the 2013 period, offset by an increase in the average cost per home closed of 13% from $183,800 in the 2013 period to $208,300 in the 2014 period.

•
In Nevada, homebuilding gross margins increased 200 basis points to 22.9% in the 2014 period from 20.9% in the 2013 period attributable to a shift to higher margin projects. The higher margin projects show a 63% increase in the average sales price of homes closed of $364,900 in the 2014 period from $223,700 in the 2013 period, offset by an increase in the average cost per home closed of 59% from $177,000 in the 2013 period to $281,200 in the 2014 period.

•
In Colorado, homebuilding gross margins increased 140 basis points to 14.0% in the 2014 period from 12.6% in the 2013 period attributable to an 18% increase in the average sales price of homes closed of $479,000 in the 2014 period from $405,700 in the 2013 period, offset by an increase in the average cost per home closed of 16% to $411,700 in the 2014 period from $354,600 in the 2013 period, driven by the sale of inventory during the 2013 period that was recorded at fair value upon the purchase of Village Homes in December 2012, and thus had a higher carrying value.

For the comparison of the three months ended March 31, 2014 and the three months ended March 31, 2013, adjusted homebuilding gross margin percentage, which excludes previously capitalized interest included in cost of sales, was 27.6% for the 2014 period compared to 23.2% for the 2013 period. The increase was primarily a result of the changes discussed for homebuilding gross margins described previously.
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

	Three Months Ended March 31,
	2014	2013
	(dollars in thousands)
Home sales revenue	$140,299	$76,434
Cost of home sales	106,212	63,328
Homebuilding gross margin	34,087	13,106
Add: Interest in cost of sales	4,653	4,632
Adjusted homebuilding gross margin	$38,740	$17,738
Adjusted homebuilding gross margin percentage	27.6%	23.2%
Construction Services Revenue
Construction services revenue, which was all recorded in Southern California and Northern California, was $9.7 million for the three months ended March 31, 2014, and $4.4 million for the three months ended March 31, 2013. The increase is primarily due to an increase in revenue attributable to one project in Northern California.
Sales and Marketing Expense

	Three Months Ended March 31,		Increase (Decrease)
	2014	2013	Amount	%
	(dollars in thousands)
Sales and Marketing Expense
Homebuilding
Southern California	$3,067	$1,096	$1,971	180%
Northern California	992	662	330	50%
Arizona	667	1,000	(333)	(33)%
Nevada	1,302	825	477	58%
Colorado	530	1,085	(555)	(51)%
Total	$6,558	$4,668	$1,890	40%
Sales and marketing expense as a percentage of homebuilding revenue decreased to 4.7% in the 2014 period compared to 6.1% in the 2013 period, reflecting the impact of higher housing revenues in the current period. This is primarily attributable to a decrease in commission expense as a percentage of home sales revenue to 2.6% in the 2014 period from 3.6% in the 2013 period due to an increase in average sales prices, and a decrease in advertising expense as a percentage of home sales revenue to 0.9% in the 2014 period from 1.2% in the 2013 period due to improving scales and increased revenue.

General and Administrative Expense

	Three Months Ended March 31,		Increase (Decrease)
	2014	2013	Amount	%
	(dollars in thousands)
General and Administrative Expense
Homebuilding
Southern California	$2,124	$1,402	$722	51%
Northern California	1,041	394	647	164%
Arizona	805	692	113	16%
Nevada	1,187	696	491	71%
Colorado	868	618	250	40%
Corporate	6,111	4,722	1,389	29%
Total	$12,136	$8,524	$3,612	42%
General and administrative expense as a percentage of homebuilding revenues decreased to 8.7% in the 2014 period compared to 11.2% in the 2013 period. This decrease was driven by increased revenues, offset by an increase in salaries and benefits due to increased headcount in the 2014 period.
Other Items
Other operating costs remained relatively consistent at $0.6 million in the 2014 period compared to $0.5 million in the 2013 period.
Interest activity for the three months ended March 31, 2014 and the three months ended March 31, 2013 is as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Interest incurred	$9,395	$7,151
Less: Interest capitalized	9,395	5,867
Interest expense, net of amounts capitalized	$—	$1,284
Cash paid for interest	$620	$222
The increase in interest incurred for the three months ended March 31, 2014, compared to the interest incurred for the three months ended March 31, 2013, reflects an increase in the Company's overall debt, slightly offset by a decrease in interest rates. Interest capitalized relative to the amount incurred was higher in the 2014 period due to higher qualifying assets in the 2014 period as compared to the 2013 period.
Reorganization Items
During the three months ended March 31, 2014, the Company did not incur any reorganization costs compared to $0.5 million during the three months ended March 31, 2013 for legal and professional fees.
Provision for Income Taxes
During the three months ended March 31, 2014, the Company recorded a Provision for income taxes of $4.6 million. driven by the allocation of income to noncontrolling interests, related party loss recapture, domestic production activities deduction, and release of valuation allowance. The Company did not record any provision for income taxes during the 2013 period.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests increased to $2.6 million during the 2014 period, from $0.1 million during the 2013 period. This is primarily due to the formation of two joint ventures during fiscal year 2013, Lyon Whistler,

LLC, and Brentwood Palmilla Owner LLC. The Company did not recognize net income from any similar entities during the three months ended March 31, 2013.
Net Income (Loss) Attributable to William Lyon Homes
As a result of the foregoing factors, net income (loss) attributable to William Lyon Homes for the three months ended March 31, 2014, and the three months ended March 31, 2013 was net income of $8.7 million, and a net loss of $2.5 million, respectively.
Preferred Stock Dividends
The Company did not record any amounts for preferred stock dividends in the 2014 period compared to $1.0 million in the 2013 period. The Company’s preferred stock was converted to common stock in conjunction with the Company’s Initial Public Offering (IPO) on May 21, 2013.
Lots Owned and Controlled
The table below summarizes the Company’s lots owned and controlled as of the periods presented:

	March 31,		Increase (Decrease)
	2014	2013	Amount	%
Lots Owned
Southern California	1,257	1,092	165	15%
Northern California	1,048	265	783	295%
Arizona	5,330	5,982	(652)	(11)%
Nevada	2,938	2,845	93	3%
Colorado	1,041	498	543	109%
Total	11,614	10,682	932	9%
Lots Controlled(1)
Southern California	1,334	96	1,238	1,290%
Northern California	622	637	(15)	(2)%
Arizona	228	1,396	(1,168)	(84)%
Nevada	178	192	(14)	(7)%
Colorado	208	208	—	—%
Total	2,570	2,529	41	2%
Total Lots Owned and Controlled	14,184	13,211	973	7%

(1)	Lots controlled may be purchased by the Company as consolidated projects or may be purchased by newly formed joint ventures.
Total lots owned and controlled has increased 7% to 14,184 lots owned and controlled at March 31, 2014 from 13,211 lots at March 31, 2013. The increase is primarily attributable to significant land acquisitions, most notably in our Southern and Northern California segments, due to the acquisition of an infill land portfolio during the three months ended March 31, 2014.

Financial Condition and Liquidity
In the three months ended March 31, 2014, the Company delivered 276 homes, with an average selling price of approximately $508,300, and recognized home sales revenues and total revenues of $140.3 million and $150.0 million, respectively. The Company has experienced significant operating momentum since the beginning of 2012, during which time a variety of key housing, employment and other related economic statistics in our markets have increasingly demonstrated signs of recovery. This rebound in market conditions, when combined with the Company’s disciplined operating strategy, has resulted in nine consecutive quarters of period over period growth in net new home orders, home closings and dollar value of backlog.

In the three months ended March 31, 2014, net new home orders increased 11% to 400 in the 2014 period from 361 in the 2013 period, while home closings increased 3% to 276 in the 2014 period from 268 in the 2013 period. On a consolidated basis, the cancellation rate increased 2% in the 2014 period to 14%, compared to 12% in the 2013 period. In addition, homebuilding gross margin percentage and adjusted homebuilding gross margin percentage increased to 24.3% and 27.6%, respectively, for the three months ended March 31, 2014, as compared to 17.1% and 23.2%, respectively, for the three months ended March 31, 2013. The increase in gross margins is primarily related to an increase in net sales prices during the period and an increase in absorption, which decreases certain project related costs.
Since its May 2013 initial public offering, which raised approximately $163.7 million of net proceeds, the Company has access to the capital markets while prudently managing leverage and the balance sheet. In October 2013 the Company issued an additional $100.0 million in principal amount of 8 1/2% senior notes, as a "tack-on" to the the original November 2012 issuance at price to par of 106.5% resulting in net proceeds of approximately $104.6 million, and in March 2014 the Company issued $150.0 million in principal amount of 5 3/4% senior notes. These transactions, coupled with the $100.0 million revolving credit facility entered into during August 2013 yields significant liquidity for the Company, while its net debt to capital ratio is 50.3% as of March 31, 2014.
The Company benefits from a sizable and well-located lot supply. As of March 31, 2014, the Company owned 11,614 lots, all of which are entitled, and had options to purchase an additional 2,570 lots. The Company’s lot supply reflects its balanced approach to land investment. The Company has a diverse mix of finished lots available for near-term homebuilding operations and longer-term strategic land positions to support future growth. The Company believes that its current inventory of owned and controlled lots is sufficient to supply the vast majority of its projected future home closings for the next three years and a portion of future home closings for a multi-year period thereafter. The Company’s meaningful supply of owned lots allows it to be selective in identifying new land acquisition opportunities, with a primary focus on optioning and acquiring land to drive closings, revenues and earnings growth in 2016 and beyond, and largely insulates it from the heavy pricing competition for near-term finished lots.
The Company provides for its ongoing cash requirements with the proceeds identified above, as well as from internally generated funds from the sales of homes and/or land sales. During the three months ended March 31, 2014, the Company had cash used in operations of $169.7 million, which included land acquisitions of $153.4 million. In addition, the Company has the option to use additional outside borrowing, form new joint ventures with partners that provide a substantial portion of the capital required for certain projects, and buy land via lot options or land banking arrangements. The Company has financed, and may in the future finance, certain projects and land acquisitions with construction loans secured by real estate inventories, seller-provided financing and land banking transactions. The Company may also draw on its revolving line of credit to fund land acquisitions, as discussed below.

5 3/4% Senior Notes Due 2019
On March 31, 2014, William Lyon Homes, Inc., a California corporation and wholly-owned subsidiary of Parent (“California Lyon”) completed its offering of 5.75% Senior Notes due 2019 (the "5.75% Notes"), in an aggregate principal amount of $150 million. The 5.75% Notes were issued at 100% of their aggregate principal amount.
As of March 31, 2014, the outstanding principal amount of the notes was $150 million. The notes bear interest at a rate of 5.75% per annum, payable semiannually in arrears on April 15 and October 15, and mature on April 15, 2019. The 5.75% Notes are unconditionally guaranteed on a senior unsecured basis by Parent and certain of its existing and future direct and indirect wholly-owned subsidiaries. The 5.75% Notes and the related guarantees are California Lyon’s and the guarantors’ unsecured senior obligations and rank equally in right of payment with all of California Lyon’s and the guarantors’ existing and future unsecured senior debt, including California Lyon’s $425 million in aggregate principal amount of 8.5% Senior Notes due 2020, as described below. The 5.75% Notes rank senior in right of payment to all of California Lyon’s and the guarantors’ future subordinated debt. The 5.75% Notes and the guarantees are and will be effectively junior to California Lyon’s and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such debt.
The indenture governing the 5.75% Notes contains covenants that limit the ability of Parent, California Lyon, and their restricted subsidiaries to, among other things: (i) incur or guarantee certain additional indebtedness; (ii) pay dividends, distributions, or repurchase equity or make payments in respect of subordinated indebtedness; (iii) make certain investments; (iv) sell assets; (v) incur liens; (vi) enter into agreements restricting the ability of the Company’s restricted subsidiaries to pay dividends or transfer assets; (vii) enter into transactions with affiliates; (viii) create unrestricted subsidiaries; and (viii) consolidate, merge or sell all or substantially all of its assets. These covenants are subject to a number of important exceptions and qualifications as described in the Indenture. The Company was in compliance with all such covenants as of March 31, 2014.

8 1/2% Senior Notes Due 2020
On November 8, 2012, California Lyon completed its offering of 8 1/2% Senior Notes due 2020, (the "initial 8.5% Notes"), in an aggregate principal amount of $325 million. The initial 8.5% Notes were issued at 100% of their aggregate principal amount.

On October 24, 2013, California Lyon completed the sale to certain purchasers of an additional $100.0 million in aggregate principal amount of its 8.5% Senior Notes due 2020 (the “additional 8.5 %Notes”, and together with the initial 8.5% notes, the "8.5% Notes" ) at an issue price of 106.5% of their aggregate principal amount, plus accrued interest from and including May 15, 2013, in a private placement, resulting in net proceeds of approximately $104.6 million.
As of March 31, 2014 the outstanding principal amount of the 8.5% Notes was $431 million. The 8.5% Notes bear interest at a rate of 8.5% per annum, payable semiannually in arrears on May 15 and November 15, and mature on November 15, 2020. The 8.5% Notes are are unconditionally guaranteed on a joint and several unsecured basis by Parent and by certain of its existing and future subsidiaries. The 8.5% Notes are California Lyon's and the guarantors' senior unsecured obligations. The 8.5% Notes and the guarantees rank senior to all of California Lyon’s and the guarantors’ existing and future subordinated debt, and rank equally in right of payment with all of California Lyon's and the guarantors' existing and future unsecured senior debt, including the 5.75% Notes. The 8.5% Notes and the guarantees are and will be effectively junior to any of California Lyon’s and the guarantors’ existing and future secured debt.
The indenture governing the 8.5% Notes contains covenants that limit the ability of Parent, California Lyon and their restricted subsidiaries to, among other things: (i) incur or guarantee certain additional indebtedness; (ii) pay dividends or make other distributions or repurchase stock; (iii) make certain investments; (iv) sell assets; (v) incur liens; (vi) enter into agreements restricting the ability of the Company’s restricted subsidiaries to pay dividends or transfer assets; (vii) enter into transactions with affiliates; (viii) create unrestricted subsidiaries; and (viii) consolidate, merge or sell all or substantially all of its assets. These covenants are subject to a number of important exceptions and qualifications as described in the Indenture. The Company was in compliance with all such covenants as of March 31, 2014.
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
Borrowings under the Facility, the availability of which is subject to a borrowing base formula, are required to be guaranteed by the Company and certain of the Company’s wholly-owned subsidiaries, are secured by a pledge of all equity interests held by such guarantors, and may be used for general corporate purposes. As of March 31, 2014, the Facility was undrawn.
Construction Notes Payable

In March 2014, one of the Company's consolidated joint ventures entered into a construction notes payable agreement. The agreement has total availability under the facility of $26.0 million, to be drawn for land development and construction of the joint venture's projects. The facility consists of a $14.0 million revolving facility and a $12.0 million non-revolving loan, of which $3.5 million was outstanding at March 31, 2014. The facility matures in October 2016 and bears interest at the Company's option of either LIBOR +3.0% or the prime rate +1.0%. At March 31, 2014 the interest rate on the facility was 3.15%, and the Company had $3.5 million outstanding.

In December 2013, one of the Company's consolidated joint ventures entered into a construction notes payable agreement. The agreement has total availability under the facility of $18.6 million, to be drawn for land development and construction of the joint venture's projects. The facility consists of an $11.5 million revolving facility and a $7.1 million promissory note. The facility matures in January 2016 and bears interest at the Company's option of either LIBOR +3.0% or the prime rate +1.0%. At March 31, 2014 the interest rate on the facility was 4.25%, and the Company had $6.5 million outstanding.
In June 2013, one of the Company's consolidated joint ventures entered into a construction note payable agreement. The agreement has total availability under the facility of $28.0 million, to be drawn for land development and construction on one of the joint venture's projects. The loan matures in June 2016 and bears interest at the prime rate +0.5%, with a rate floor of 4.0%, which was the interest rate as of March 31, 2014. As of March 31, 2014, the Company had borrowed $21.5 million under this facility. The loan will be repaid with proceeds from home closings of the project, is secured by the underlying project, and is guaranteed by the Company.

Seller Financing
At March 31, 2014, the Company had $9.6 million of notes payable outstanding related to two land acquisitions for which seller financing was provided. The first note had a balance of $7.6 million as of March 31, 2014, bears interest at 7% per annum, is secured by the underlying land, and matures in May 2015. The second land acquisition consists of two separate notes, the first having a balance of $0.8 million as of March 31, 2014 and maturing in October 2014, and the second having a balance of $1.2 million as of March 31, 2014 and maturing in January 2015. Both notes bear interest at 4% per annum.

Net Debt to Total Capital
The Company’s ratio of net debt to net book capital was 50.3% and 39.7% as of March 31, 2014 and December 31, 2013, respectively. The ratio of net debt to net book capital is a non-GAAP financial measure, which is calculated by dividing notes payable and Senior Notes, net of cash and cash equivalents and restricted cash, by net book capital (notes payable and Senior Notes, net of cash and cash equivalents and restricted cash, plus redeemable convertible preferred stock and total equity (deficit)). The Company believes this calculation is a relevant and useful financial measure to investors in understanding the leverage employed in its operations, and may be helpful in comparing the Company with other companies in the homebuilding industry to the extent they provide similar information. See table set forth below reconciling this non-GAAP measure to the ratio of debt to total capital.

	Successor
	March 31, 2014	December 31, 2013
	(dollars in thousands)
Notes payable and Senior Notes	$622,136	$469,355
Total equity	463,855	450,794
Total capital	$1,085,991	$920,149
Ratio of debt to total capital	57.3%	51.0%
Notes payable and Senior Notes	$622,136	$469,355
Less: Cash and cash equivalents and restricted cash	(151,883)	(172,526)
Net debt	470,253	296,829
Total equity	463,855	450,794
Total capital	$934,108	$747,623
Ratio of net debt to total capital	50.3%	39.7%
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
The Company participates in one land banking arrangement that is not a variable interest entity in accordance with FASB ASC Topic 810, Consolidation (“ASC 810”), but is consolidated in accordance with FASB ASC Topic 470, Debt (“ASC 470”). Under the provisions of ASC 470, the Company has determined it is economically compelled, based on certain factors, to purchase the land in the land banking arrangement. Therefore, the Company has recorded the remaining purchase price of the land of $13.0 million and $13.0 million as of March 31, 2014 and December 31, 2013, respectively, which is included in real estate inventories not owned and liabilities from inventories not owned in the accompanying balance sheet.
Summary information with respect to the Company’s land banking arrangements is as follows as of the periods presented (dollars in thousands):

	March 31, 2014	December 31, 2013
Total number of land banking projects	1	1
Total number of lots	610	610
Total purchase price	$161,465	$161,465
Balance of lots still under option and not purchased:
Number of lots	65	65
Purchase price	$12,960	$12,960
Forfeited deposits if lots are not purchased	$9,210	$9,210

The remaining lots under the above land banking agreement were purchased by the Company during April 2014. No further obligations remain under the agreement.
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
As of March 31, 2014 and December 31, 2013, the Company’s had no investment in and advances to unconsolidated joint ventures.
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
Cash Flows—Comparison of the Three Months Ended March 31, 2014 to the Three Months Ended March 31, 2013
For the three months ended March 31, 2014 and 2013, the comparison of cash flows is as follows:

•
Net cash used in operating activities increased to $169.7 million in the 2014 period from $10.5 million in the 2013 period. The change was primarily a result of (i) a net increase in real estate inventories-owned of $188.3 million in the 2014 period primarily driven by $153.4 million in land acquisitions, compared to an increase of $16.1 million in the 2013 period, and (ii) consolidated net income of $11.3 million in the 2014 period compared to consolidated net loss of $2.5 million in the 2013 period, offset by (iii) an increase in accrued expenses of $3.7 million in the 2014 period compared to an increase of $6.0 million in the 2013 period due to an increase in taxes payable and the timing of payments, and (iv)  an increase in receivables of $1.5 million in the 2014 period compared to an increase of $5.2 million in the 2013 period primarily attributable to the timing of proceeds received from escrow for home closings.

•
Net cash used in investing activities was $1.3 million in the 2014 period compared to $0.7 million in the 2013 period, as a result of purchases of property and equipment of $1.3 million in the 2014 period, compared to $0.7 million in the 2013 period.

•
Net cash provided by financing activities increased to $150.4 million in the 2014 period from $6.5 million in the 2013 period. The change was primarily as a result of (i) proceeds from issuance of 5 3/4% Senior notes of $150.0 million in the 2014 period, with no comparable amount in the 2013 period, partially offset by (ii) principal payments on notes payable of $19.5 million in the 2014 period as compared to $13.0 million in the 2013 period.

Based on the aforementioned, the Company believes it has sufficient cash and sources of financing for at least the next twelve months.
Contractual Obligations and Off-Balance Sheet Arrangements
The Company enters into certain off-balance sheet arrangements including joint venture financing, option agreements, land banking arrangements and variable interests in consolidated and unconsolidated entities. These arrangements are more fully described above and in Notes 2 and 11 of “Notes to Condensed Consolidated Financial Statements.” In addition, the Company is party to certain contractual obligations, including land purchases and project commitments, which are detailed in Note 11 of “Notes to Condensed Consolidated Financial Statements.”
Inflation
The Company’s revenues and profitability may be affected by increased inflation rates and other general economic conditions. In periods of high inflation, demand for the Company’s homes may be reduced by increases in mortgage interest rates. Further, the Company’s profits will be affected by increases in the costs of land, construction, labor and administrative expenses. The Company’s ability to raise prices at such times will depend upon demand and other competitive factors.
Description of Projects and Communities Under Development
The Company’s homebuilding projects usually take two to five years to develop. The following table presents project information relating to each of the Company’s homebuilding operating segments as of March 31, 2014 and only includes projects with lots owned as of March 31, 2014, lots consolidated in accordance with certain accounting principles as of March 31, 2014 or homes closed for the quarter ended March 31, 2014.

Project (County or City)	Year of First Delivery	Estimated Number of Homes at Completion (1)	Cumulative Homes Closed as of March 31, 2014 (2)	Backlog at March 31, 2014 (3) (4)	Lots Owned as of March 31, 2014 (5)	Homes Closed for the Period Ended March 31, 2014	Sales Price Range (6)
SOUTHERN CALIFORNIA
Orange County:
Dana Point
Dana Point SFA	2015	37	—	—	37	—	$2,100,000 - 2,450,000
Irvine
Agave	2013	96	44	16	52	29	$ 533,000 - 623,000
Lyon Branches (7)	2013	48	43	5	5	9	$ 1,035,000 - 1,200,000
Willow Bend	2013	58	46	12	12	13	$ 1,155,000 - 1,325,000
Lyon Whistler (7)	2013	83	11	36	72	5	$ 930,000 - 1,075,000
Ladera Ranch

Covenant Hills	2015	14	—	—	14	—	$ 2,500,000 - 2,650,000
Rancho Mission Viejo
Lyon Cabanas	2013	97	21	27	76	5	$ 364,000 - 448,000
Lyon Villas	2013	96	29	18	67	16	$ 427,000 - 503,000
Los Angeles County:
Glendora
Glendora SFD	2014	121	—	—	47	—	$ 1,250,000 - 1,625,000
Hawthorne
360 South Bay (8):
The Flats	2010	188	152	16	36	7	$ 409,000 - 579,000
The Rows	2012	94	63	16	31	10	$ 550,000 - 720,000
The Lofts	2013	9	8	1	1	1	$ 431,000
The Townes	2013	96	31	9	65	15	$ 620,000 - 713,000
The Terraces	2014	93	6	19	87	6	$ 710,000 - 850,000
Lakewood
Lakewood SFA	2015	72	—	—	72	—	$ 420,000 - 450,000
San Diego County:
Escondido
Contempo	2013	84	32	33	52	9	$ 309,000 - 368,000
San Diego
Atrium	2014	80	—	28	80	—	$ 365,000 - 460,000
Riverside County:
Riverside
Bridle Creek	2015	10	—	—	10	—	$ 500,000 - 542,000
SkyRidge	2014	90	—	—	90	—	$ 480,000 - 520,000
San Bernardino County:
Upland
The Orchards (Sultana) (7)
Citrus Court (7)	2015	77	—	—	77	—	$ 330,000 - 382,000
Citrus Pointe (7)	2015	131	—	—	131	—	$ 346,000 - 385,000
Yucaipa
Cedar Glen	2015	143	—	—	143	—	$ 274,000 - 285,000
		1,817	486	236	1,257	125
SOUTHERN CALIFORNIA TOTAL
NORTHERN CALIFORNIA
Alameda County
Newark
Villages I	2015	115	—	—	115	—	$ 500,000 - 588,000
Villages II	2015	138	—	—	138	—	$ 580,000 - 640,000
Villages III	2015	106	—	—	106	—	$ 635,000 - 670,000
Villages IV	2015	111	—	—	111	—	$ 680,000 - 720,000
Villages V	2015	77	—	—	77	—	$ 753,000 - 793,000
Contra Costa County:
Pittsburgh
Vista Del Mar
Villages II (7)	2013	52	27	7	25	20	$ 365,000 - 409,000
Vineyard II (7)	2012	131	79	9	43	12	$ 479,000 - 502,000
Victory II (7)	2014	104	—	—	44	—	$ 515,000 - 575,000
Brentwood
Palmilla
El Sol (7)	2014	49	—	2	49	—	$ 326,000 - 350,000

Cielo (7)	2014	56	—	1	56	—	$ 371,000 - 441,000
Antioch
Oak Crest	2013	130	12	16	118	9	$ 389,000 - 439,000
San Joaquin County:
Lathrop
The Ranch @ Mossdale Landing	2010	168	168	—	—	2	$303,000 - 353,000
Tracy
Maplewood	2015	56	—	—	56	—	$ 425,000 - 510,000
Santa Clara County:
Morgan Hill
Morgan Hill SFA	2015	110	—	—	110	—	$ 470,000 - 535,000
NORTHERN CALIFORNIA TOTAL		1,403	286	35	1,048	43

Project (County or City)	Year of First Delivery	Estimated Number of Homes at Completion (1)	Cumulative Homes Closed as of March 31, 2014 (2)	Backlog at March 31, 2014 (3) (4)	Lots Owned as of March 31, 2014 (5)	Homes Closed for the Period Ended March 31, 2014	Sales Price Range (6)
ARIZONA
Maricopa County:
Queen Creek
Hastings Farm
Villas	2012	337	252	30	85	18	$ 166,000 - 206,000
Manor	2012	141	135	2	6	4	$ 239,000 - 287,000
Estates	2012	153	89	17	64	8	$ 294,000 - 349,000
Meridian
Harvest	2015	448	—	—	448	—	$ 193,000 - 224,000
Homestead	2015	562	—	—	562	—	$ 229,000 - 279,000
Harmony	2015	505	—	—	505	—	$ 258,000 - 273,000
Horizons	2015	425	—	—	425	—	$ 304,000 - 334,000
Heritage	2015	370	—	—	370	—	$ 349,000 - 384,000
Mesa
Lehi Crossing
Settlers Landing	2012	235	55	14	181	12	$ 219,000 - 259,000
Wagon Trail	2013	244	42	8	202	4	$ 234,000 - 291,000
Monument Ridge	2013	248	17	5	231	4	$ 256,000 - 329,000
Peoria
Agua Fria	2015	197		—	197	—	$164,000 - 198,000
Surprise
Rancho Mercado
Cluster	2016	402	—	—	402	—	$ 164,000 - 176,000
45s	2016	457	—	—	457	—	$ 178,000 - 219,000
53s	2016	395	—	—	395	—	$ 199,000 - 253,000
58s	2016	239	—	—	239	—	$ 216,000 - 284,000
63s	2017	182	—	—	182	—	$ 272,000 - 320,000
75s	2017	190	—	—	190	—	$ 359,000 - 407,000
Gilbert
Lyon’s Gate	2016	189	—	—	189	—	$ 209,000 - 219,000
ARIZONA TOTAL		5,919	590	76	5,330	50
NEVADA
Clark County:

North Las Vegas
Tierra Este	2013	114	8	6	106	6	$ 205,000 - 230,000
Rhapsody	2014	63	5	8	58	5	$ 218,000 - 245,000
Las Vegas
Serenity Ridge	2013	108	45	16	63	9	$ 472,000 - 552,000
Tularosa at Mountain’s Edge .	2011	140	140	—	—	3	$ 227,000 - 269,000
West Park Villas	2006	191	189	1	2	—	$ 207,000 - 238,000
Mesa Canyon	2013	49	24	13	25	14	$ 290,000 - 310,000
Lyon Estates	2014	128	4	10	124	4	$ 470,000 - 525,000
Grand	2014	137	—	17	27	—	$ 710,000 - 766,000
Premier	2014	62	—	27	45	—	$ 848,000 - 915,000
Tuscan Cliffs	2014	77	—	—	77	—	$ 718,000 - 768,000
Brookshire	2015	133	—	—	133	—	$ 370,000 - 533,000
Nye County:
Pahrump
Mountain Falls
Series I	2011	211	76	8	135	6	$ 145,000 - 174,000
Series II	2014	218	—	1	218	—	$ 216,000 - 299,000
Land (9)	N/A	—	—	—	1,925	—	N/A
NEVADA TOTAL		1,631	491	107	2,938	47

Project (County or City)	Year of First Delivery	Estimated Number of Homes at Completion (1)	Cumulative Homes Closed as of March 31, 2014 (2)	Backlog at March 31, 2014 (3) (4)	Lots Owned as of March 31, 2014 (5)	Homes Closed for the Period Ended March 31, 2014	Sales Price Range (6)
COLORADO (10)
Arapahoe County
Aurora Southshore
Hometown	2014	68	—	—	68	—	TBD
Generations	2014	64	—	—	64	—	TBD
Harmony	2014	52	—	—	52	—	TBD
Signature	2014	37	—	—	37	—	TBD
Douglas County
Castle Rock
Cliffside	2014	49	—	9	49	—	$ 449,000 - 522,000
Parker
Canterberry	2014	37	—	—	37	—	$ 305,000 - 337,000
Idyllwilde	2012	42	42	—	—	4	(11)
Grand County
Granby Ranch	2012	54	18	1	36	3	$ 417,000 - 511,000
Jefferson County
Arvada
Candelas	2014	66	4	20	40	4	$ 369,000 - 420,000
Candelas Filing 2
Generations	2014	91	—	—	91	—	TBD
4300's	2015	110	—	—	110	—	TBD
Garden	2014	56	—	—	56	—	TBD
Park	2014	78	—	—	78	—	TBD
Larimer County
Fort Collins
Sonnet	2014	179	—	3	179	—	$ 358,000 - 408,000
Park	2014	92	—	5	92	—	$ 309,000 - 343,000
Loveland
Lakes at Centerra	2014	200	—	—	52	—	TBD
COLORADO TOTAL		1,275	64	38	1,041	11
GRAND TOTALS		12,045	1,917	492	11,614	276

(1)	The estimated number of homes to be built at completion is subject to change, and there can be no assurance that the Company will build these homes.

(2)	“Cumulative Homes Closed” represents homes closed since the project opened, and may include prior years, in addition to the homes closed during the current year presented.

(3)	Backlog consists of homes sold under sales contracts that have not yet closed, and there can be no assurance that closings of sold homes will occur.

(4)	Of the total homes subject to pending sales contracts as of March 31, 2014, 406 represent homes completed or under construction.

(5)	Lots owned as of March 31, 2014 include lots in backlog at March 31, 2014.

(6)	Sales price range reflects the most recent pricing updates of the base price only and excludes any lot premium, buyer incentive and buyer selected options, which vary from project to project.

(7)	Project is a joint venture and is consolidated as a VIE in accordance with ASC 810, Consolidation.

(8)
All or a portion of the lots in this project are not owned as of March 31, 2014. The Company consolidated the purchase price of the lots in accordance with certain accounting rules, and considers the lots owned at March 31, 2014.

(9)
Represents a parcel of land held for future development. It is unknown when the Company plans to develop homes on this land, thus the “year of first delivery” and “sales price range” are not applicable.

(10)
Colorado division was acquired on December 7, 2012, as part of the Village Homes Acquisition. Estimated number of homes at completion is the number of homes to be built post-acquisition. Cumulative homes closed are from acquisition date through March 31, 2014.

(11)	Project is completely sold out, therefore the sales price range is not applicable as of March 31, 2014.
Income Taxes
See Note 8 of “Notes to Condensed Consolidated Financial Statements” for a description of the Company’s income taxes.
Related Party Transactions
See Note 7 of “Notes to Condensed Consolidated Financial Statements” for a description of the Company’s transactions with related parties.
Critical Accounting Policies
The Company’s financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and costs and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those which impact its most critical accounting policies. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, the Company’s most critical accounting policies are debtor in possession accounting; fresh start accounting; real estate inventories and cost of sales; impairment of real estate inventories; sales and profit recognition; variable interest entities; and income taxes. Management believes that there have been no significant changes to the Company’s critical accounting policies during the three months ended March 31, 2014, as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Annual Report on Form 10-K for the year ended December 31, 2013.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
The Company’s exposure to market risk for changes in interest rates relates to the Company’s floating rate debt with a total outstanding balance at March 31, 2014 of $31.5 million where the interest rate is variable based upon certain bank reference or prime rates. The average prime rate during the three months ended March 31, 2014 was 3.25%. If variable interest rates were to increase by 10%, there would be no impact on the Company’s condensed consolidated financial statements because the outstanding debt has an interest rate floor of 4.0% to 5.0%.
The following table presents principal cash flows by scheduled maturity, interest rates and the estimated fair value of our long-term fixed rate debt obligations as of March 31, 2014 (dollars in thousands):

	Years ending December 31,					Thereafter	Total	Fair Value at March 31, 2014
	2014	2015	2016	2017	2018
Fixed rate debt	$846	$8,752	$—	$—	$—	$575,000	$584,598	$631,565
Interest rate	4.0%	7.0%	—	—	—	7.8%	—	—
The Company does not utilize swaps, forward or option contracts on interest rates, foreign currencies or commodities, or other types of derivative financial instruments as of or during the three months ended March 31, 2014. The Company does not enter into or hold derivatives for trading or speculative purposes.

Item 4.	Controls and Procedures
We maintain “disclosure controls and procedures,” as such term is defined under Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and, in reaching a reasonable level of assurance, our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures.
Evaluation of Disclosure Controls and Procedures. We carried out an evaluation as of March 31, 2014, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of March 31, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting. Our management determined that as of March 31, 2014, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosure
Not applicable.

Item 5.	Other Information
Not applicable.

Item 6.	Exhibits
Exhibit Index

Exhibit No.	Description

4.1
Indenture (including form of 5.75% Senior Notes due 2019), dated March 31, 2014, among William Lyon Homes, Inc., William Lyon Homes, certain of William Lyon Homes' subsidiaries (as guarantors) and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on April 1, 2014).

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

WILLIAM LYON HOMES,
a Delaware corporation

Date: May 9, 2014	By:	/S/ COLIN T. SEVERN
Colin T. Severn
Vice President, Chief Financial Officer (Principal Accounting Officer and Duly Authorized Signatory)

Exhibit Index

Exhibit No.	Description

4.1
Indenture (including form of 5.75% Senior Notes due 2019), dated March 31, 2014, among William Lyon Homes, Inc., William Lyon Homes, certain of William Lyon Homes' subsidiaries (as guarantors) and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on April 1, 2014).

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