Form 10-Q
period 2014-06-30
WILLIAM LYON HOMES
filed 2014-08-13
CIK 1095996

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at August 12, 2014
Common stock, Class A, par value $0.01	27,414,186
Common stock, Class B, par value $0.01	3,813,884

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

Actual events and results may differ materially from those expressed or forecasted in the forward-looking statements due to a number of factors. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include, but are not limited to: our ability to realize the anticipated benefits from the acquisition of the residential homebuilding business of Polygon Northwest Homes; our ability to integrate successfully the Polygon Northwest Homes operations with our existing operations; any adverse effect on our business operations, or those of Polygon Northwest Homes, following consummation of the acquisition; worsening in general economic conditions either nationally or in regions in which we operate; worsening in markets for residential housing; decline in real estate values resulting in further impairment of our real estate assets; volatility in the banking industry and credit markets; terrorism or other hostilities involving the United States; whether an ownership change occurred that could, under certain circumstances, have resulted in the limitation of our ability to offset prior years’ taxable income with net operating losses; changes in mortgage and other interest rates; conditions in the capital, credit and financial markets, including mortgage lending standards and the availability of mortgage financing; changes in generally accepted accounting principles or interpretations of those principles; changes in prices of homebuilding materials; the availability of labor and homebuilding materials; adverse weather conditions; competition for home sales from other sellers of new and resale homes; cancellations and our ability to realize our backlog; the occurrence of events such as landslides, soil subsidence and earthquakes that are uninsurable, not economically insurable or not subject to effective indemnification agreements; changes in governmental laws and regulations; inability to comply with financial and other covenants under our debt instruments; whether we are able to refinance the outstanding balances of our debt obligations at their maturity; anticipated tax refunds; limitations on our ability to utilize our tax attributes; limitations on our ability to reverse any remaining portion of our valuation allowance with respect to our deferred tax assets; the timing of receipt of regulatory approvals and the opening of projects; the impact of construction defect, product liability and home warranty claims, including the adequacy of self-insurance accruals, and the applicability and sufficiency of our insurance coverage; and the availability and cost of land for future development. These and other risks and uncertainties are more fully described in Item 1A. "Risk Factors," in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as well as those factors or conditions described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our past performance or past or present economic conditions in our housing markets are not indicative of future performance or conditions. Investors are urged not to place undue reliance on forward-looking statements. In addition, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to projections over time unless required by federal securities laws.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
WILLIAM LYON HOMES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except number of shares and par value per share)

	June 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Cash and cash equivalents — Note 1	$102,781	$171,672
Restricted cash — Note 1	504	854
Receivables	21,859	20,839
Real estate inventories — Note 4
Owned	931,186	671,790
Not owned	—	12,960
Deferred loan costs, net	12,075	9,575
Goodwill	14,209	14,209
Intangibles, net of accumulated amortization of $8,726 as of June 30, 2014 and $7,611 as of December 31, 2013	1,651	2,766
Deferred income taxes, net valuation allowance of $3,195 as of June 30, 2014 and $3,959 as of December 31, 2013	91,853	95,580
Other assets, net	13,778	10,166
Total assets	$1,189,896	$1,010,411
LIABILITIES AND EQUITY
Accounts payable	$31,043	$17,099
Accrued expenses	70,056	60,203
Liabilities from inventories not owned — Note 11	—	12,960
Notes payable — Note 5	35,906	38,060
5 3/4% Senior Notes due April 15, 2019 — Note 5	150,000	—
8 1/2% Senior Notes due November 15, 2020 — Note 5	430,732	431,295
	717,737	559,617
Commitments and contingencies — Note 11
Equity:
William Lyon Homes stockholders’ equity
Preferred stock, par value $0.01 per share, 10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	—	—
Common stock, Class A, par value $0.01 per share; 150,000,000 shares authorized; 28,013,340 and 27,622,283 shares issued, 27,414,186 and 27,216,813 outstanding at June 30, 2014 and December 31, 2013, respectively	280	276
Common stock, Class B, par value $0.01 per share; 30,000,000 shares authorized; 3,813,884 shares issued and outstanding at June 30, 2014 and December 31, 2013	38	38
Additional paid-in capital	312,479	311,863
Retained earnings	136,984	116,002
Total William Lyon Homes stockholders’ equity	449,781	428,179
Noncontrolling interests — Note 2	22,378	22,615
Total equity	472,159	450,794
Total liabilities and equity	$1,189,896	$1,010,411
See accompanying notes to condensed consolidated financial statements

WILLIAM LYON HOMES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except number of shares and per share data)
(unaudited)

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Operating revenue
Home sales	$168,157	$120,648	$308,456	$197,082
Lots, land and other sales	1,711	3,248	1,711	3,248
Construction services — Note 1	9,941	7,542	19,593	11,961
	179,809	131,438	329,760	212,291
Operating costs
Cost of sales — homes	(128,306)	(96,647)	(234,518)	(159,975)
Cost of sales — lots, land and other	(1,320)	(2,838)	(1,320)	(2,838)
Construction services — Note 1	(8,405)	(5,299)	(16,473)	(9,337)
Sales and marketing	(8,924)	(6,135)	(15,482)	(10,803)
General and administrative	(11,019)	(9,292)	(23,155)	(17,816)
Amortization of intangible assets	(502)	(360)	(1,120)	(982)
Other	(729)	(566)	(1,291)	(1,051)
	(159,205)	(121,137)	(293,359)	(202,802)
Operating income	20,604	10,301	36,401	9,489
Interest expense, net of amounts capitalized — Note 1	—	(1,267)	—	(2,551)
Other income, net	354	56	473	143
Income before reorganization items	20,958	9,090	36,874	7,081
Reorganization items, net	—	—	—	(464)
Income before provision for income taxes	20,958	9,090	36,874	6,617
Provision for income taxes — Note 8	(6,206)	(10)	(10,780)	(10)
Net income	14,752	9,080	26,094	6,607
Less: Net income attributable to noncontrolling interests	(2,467)	(1,686)	(5,112)	(1,761)
Net income attributable to William Lyon Homes	12,285	7,394	20,982	4,846
Preferred stock dividends	—	(544)	—	(1,528)
Net income available to common stockholders	$12,285	$6,850	$20,982	$3,318
Income per common share:
Basic	$0.39	$0.31	$0.67	$0.18
Diluted	$0.38	$0.29	$0.64	$0.17
Weighted average common shares outstanding:
Basic	31,224,252	22,103,841	31,159,422	18,297,264
Diluted	32,750,108	23,309,419	32,669,560	19,159,912
See accompanying notes to condensed consolidated financial statements

WILLIAM LYON HOMES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(in thousands)
(unaudited)

	William Lyon Homes Stockholders
	Common Stock		Additional Paid-In		Non- Controlling
	Shares	Amount	Capital	Retained Earnings	Interests	Total
Balance - December 31, 2013	31,436	$314	$311,863	$116,002	$22,615	$450,794
Net income	—	—	—	20,982	5,112	26,094
Cash contributions by members of consolidated entities	—	—	—	—	8,742	8,742
Cash distributions to members of consolidated entities	—	—	—	—	(14,091)	(14,091)
Offering costs related to secondary sale of common stock	—	—	(105)	—	—	(105)
Excercise of stock options	140	1	284	—	—	285
Shares remitted to Company (1)	(85)	—	(1,414)	—	—	(1,414)
Stock based compensation	336	3	1,851	—	—	1,854
Balance - June 30, 2014	31,827	$318	$312,479	$136,984	$22,378	$472,159
See accompanying notes to condensed consolidated financial statements

(1) Represents shares remitted to the Company by employees to satisfy personal income tax liabilities resulting from share based compensation plans.

WILLIAM LYON HOMES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Operating activities
Net income	$26,094	$6,607
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,683	1,627
Provision for deferred income taxes	3,727	—
Stock based compensation expense	1,854	1,327
Loss on sale of property and equipment	—	4
Net changes in operating assets and liabilities:
Restricted cash	350	—
Receivables	(1,020)	(14,582)
Real estate inventories — owned	(257,546)	(68,905)
Real estate inventories — not owned	12,960	7,868
Other assets	(2,479)	1,945
Accounts payable	13,944	2,878
Accrued expenses	9,852	2,404
Liabilities from real estate inventories not owned	(12,960)	(7,868)
Net cash used in operating activities	(202,541)	(66,695)
Investing activities
Purchases of property and equipment	(1,640)	(1,536)
Net cash used in investing activities	(1,640)	(1,536)
Financing activities
Proceeds from borrowings on notes payable	34,153	41,260
Principal payments on notes payable	(38,720)	(19,115)
Proceeds from issuance of 5 3/4% senior notes	150,000	—
Payment of deferred loan costs	(3,560)	(370)
Proceeds from exercise of stock options	285	179,438
Shares remitted to Company for employee tax witholding	(1,414)	—
Offering costs related to secondary sale of common stock	(105)	(15,517)
Payment of preferred stock dividends	—	(2,550)
Noncontrolling interests contributions	8,742	34,848
Noncontrolling interests distributions	(14,091)	(14,421)
Net cash provided by financing activities	135,290	203,573
Net decrease in cash and cash equivalents	(68,891)	135,342
Cash and cash equivalents — beginning of period	171,672	71,075
Cash and cash equivalents — end of period	$102,781	$206,417
Supplemental disclosures of non-cash investing and financing activities:
Conversion of convertible preferred stock to common stock	$—	$70,386
Issuance of note payable related to land acquisition	$2,413	$16,238
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
Basis of Presentation
The preparation of the Company’s financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities as of June 30, 2014 and December 31, 2013 and revenues and expenses for the three and six month periods ended June 30, 2014 and 2013. Accordingly, actual results could differ from those estimates. The significant accounting policies using estimates include real estate inventories and cost of sales, impairment of real estate inventories, warranty reserves, loss contingencies, sales and profit recognition, accounting for variable interest entities, and valuation of deferred tax assets. The current economic environment increases the uncertainty inherent in these estimates and assumptions.
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
A provision for warranty costs relating to the Company’s limited warranty plans is included in cost of sales and accrued expenses at the time the sale of a home is recorded. The Company generally reserves approximately one to one and one quarter percent of the sales price of its homes against the possibility of future charges relating to its one-year limited warranty and similar potential claims. Factors that affect the Company’s warranty liability include the number of homes under warranty, historical and anticipated rates of warranty claims, and cost per claim. The Company assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary. Changes in the Company’s warranty liability for the six months ended June 30, 2014 and 2013, are as follows (in thousands):

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Warranty liability, beginning of period	$14,935	$14,317
Warranty provision during period	3,333	1,732
Warranty payments during period	(3,449)	(2,569)
Warranty charges related to pre-existing warranties during period	360	226
Warranty charges related to construction services projects	652	144
Warranty liability, end of period	$15,831	$13,850
Interest incurred under the Company’s debt obligations, as more fully discussed in Note 5, is capitalized to qualifying real estate projects under development. Any additional interest charges related to real estate projects not under development are expensed in the period incurred. Interest activity for the three months ended June 30, 2014 and 2013 are as follows (in thousands):

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Interest incurred	$11,919	$7,849	$21,314	$15,000
Less: Interest capitalized	11,919	6,582	21,314	12,449
Interest expense, net of amounts capitalized	$—	$1,267	$—	$2,551
Cash paid for interest	$19,051	$14,350	$19,671	$14,350
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
Cash and Cash Equivalents
Short-term investments with a maturity of three months or less when purchased are considered cash equivalents. The Company’s cash and cash equivalents balance exceeds federally insurable limits as of June 30, 2014 and December 31, 2013. The Company monitors the cash balances in its operating accounts and adjusts the cash balances between accounts based on operational needs; however, these cash balances could be negatively impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts.

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
Note 2—Variable Interest Entities and Noncontrolling Interests
During the six months ended June 30, 2014, the Company formed one joint venture for the purpose of land development and homebuilding activities which we have determined to be a VIE. The Company, as the managing member, has the power to direct the activities of the VIE since it manages the daily operations and has exposure to the risks and rewards of the VIE, which is based on the division of income and loss per the joint venture agreement. Therefore, the Company is the primary beneficiary of the joint venture, and the VIE was consolidated as of June 30, 2014. The Company is also party to an additional three joint ventures that were formed in prior periods, for which the Company has also determined that it is the primary beneficiary, and thus has also included them in its consolidated results as of June 30, 2014, and December 31, 2013.
As of June 30, 2014, the assets of the consolidated VIEs totaled $73.5 million, of which $6.7 million was cash and $63.7 million was real estate inventories. The liabilities of the consolidated VIEs totaled $35.5 million, primarily comprised of notes payable, accounts payable and accrued liabilities.

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
Segment financial information relating to the Company’s operations was as follows (in thousands):

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Operating revenue:
Southern California	$115,942	$44,304	$203,321	$55,550
Northern California	19,875	14,988	46,751	28,325
Arizona	16,431	33,549	29,709	55,178
Nevada	18,392	17,740	35,541	32,501
Colorado	9,169	20,857	14,438	40,737
Total operating revenue	$179,809	$131,438	$329,760	$212,291

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Income (loss) before provision for income taxes
Southern California	$20,924	$6,100	$37,022	$5,426
Northern California	2,269	2,904	6,809	4,034
Arizona	2,321	3,723	3,672	4,808
Nevada	1,673	1,457	3,029	2,526
Colorado	(453)	722	(1,112)	1,445
Corporate	(5,776)	(5,816)	(12,546)	(11,622)
Income (loss) before provision for income taxes	$20,958	$9,090	$36,874	$6,617

	June 30, 2014	December 31, 2013
Homebuilding assets:
Southern California	$355,760	$275,975
Northern California	210,681	143,693
Arizona	170,878	157,892
Nevada	127,906	85,695
Colorado	105,021	60,233
Corporate (1)	219,650	286,923
Total homebuilding assets	$1,189,896	$1,010,411

(1)	Comprised primarily of cash and cash equivalents, deferred income taxes, receivables, deferred loan costs, and other assets.

Note 4—Real Estate Inventories
Real estate inventories consist of the following (in thousands):

	Successor
	June 30, 2014	December 31, 2013
Real estate inventories owned:
Land deposits	$41,252	$46,632
Land and land under development	637,477	458,437
Homes completed and under construction	212,064	144,736
Model homes	40,393	21,985
Total	$931,186	$671,790
Real estate inventories not owned: (1)
Other land options contracts — land banking arrangement	$—	$12,960

(1)	Represents the consolidation of a land banking arrangement, net of deposits. The final lots attributable to this amount were purchased in April 2014.
Note 5—Senior Notes and Secured Indebtedness

	Successor
	June 30, 2014	December 31, 2013
Notes payable:
Construction notes payable	$29,878	$24,198
Seller financing	6,028	13,862
Revolving lines of credit	—	—
Total notes payable	$35,906	$38,060
Senior notes:
5 3/4% Senior Notes due April 15, 2019	$150,000	$—
8 1/2% Senior Notes due November 15, 2020	430,732	431,295
Total senior notes	$580,732	$431,295

Total notes payable and senior notes	$616,638	$469,355

As of June 30, 2014, the maturities of the Notes payable, 5 3/4% Senior Notes, and 8 1/2% Senior Notes are as follows (in thousands):

Year Ending December 31,
2014	$486
2015	5,542
2016	29,878
2017	—
2018	—
Thereafter	575,000
$610,906
Maturities above exclude premium of $5,732 as of June 30, 2014.

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
As of June 30, 2014, the outstanding amount of the notes was $150 million. The notes bear interest at a rate of 5.75% per annum, payable semiannually in arrears on April 15 and October 15, and mature on April 15, 2019. The 5.75% Notes are unconditionally guaranteed on a joint and several unsecured basis by Parent and certain of its existing and future direct and indirect wholly-owned subsidiaries. The 5.75% Notes and the related guarantees are California Lyon’s and the guarantors’ unsecured senior obligations and rank equally in right of payment with all of California Lyon’s and the guarantors’ existing and future unsecured senior debt, including California Lyon’s $425 million in aggregate principal amount of 8.5% Senior Notes due 2020, as described below. The 5.75% Notes rank senior in right of payment to all of California Lyon’s and the guarantors’ future subordinated debt. The 5.75% Notes and the guarantees are and will be effectively junior to California Lyon’s and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such debt.
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
The indenture governing the 5.75% Notes contains covenants that limit the ability of Parent, California Lyon, and their restricted subsidiaries to, among other things: (i) incur or guarantee certain additional indebtedness; (ii) pay dividends, distributions, or repurchase equity or make payments in respect of subordinated indebtedness; (iii) make certain investments; (iv) sell assets; (v) incur liens; (vi) enter into agreements restricting the ability of the Company’s restricted subsidiaries to pay dividends or transfer assets; (vii) enter into transactions with affiliates; (viii) create unrestricted subsidiaries; and (viii) consolidate, merge or sell all or substantially all of its assets. These covenants are subject to a number of important exceptions and qualifications as described in the Indenture. The Company was in compliance with all such covenants as of June 30, 2014.

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
As of both June 30, 2014 and December 31, 2013, the outstanding principal amount of the 8.5% Notes was $431 million. The 8.5% Notes bear interest at a rate of 8.5% per annum, payable semiannually in arrears on May 15 and November 15, and mature on November 15, 2020. The 8.5% Notes are are unconditionally guaranteed on a joint and several unsecured basis by Parent and by certain of its existing and future subsidiaries. The 8.5% Notes are California Lyon's and the guarantors' senior unsecured obligations. The 8.5% Notes and the guarantees rank senior to all of California Lyon’s and the guarantors’ existing and future subordinated debt, and rank equally in right of payment with all of California Lyon's and the guarantors' existing and future unsecured senior debt, including the 5.75% Notes. The 8.5% Notes and the guarantees are and will be effectively junior to any of California Lyon’s and the guarantors’ existing and future secured debt.
The indenture governing the 8.5% Notes contains covenants that limit the ability of Parent, California Lyon and their restricted subsidiaries to, among other things: (i) incur or guarantee certain additional indebtedness; (ii) pay dividends or make other distributions or repurchase stock; (iii) make certain investments; (iv) sell assets; (v) incur liens; (vi) enter into agreements restricting the ability of the Company’s restricted subsidiaries to pay dividends or transfer assets; (vii) enter into transactions with affiliates; (viii) create unrestricted subsidiaries; and (viii) consolidate, merge or sell all or substantially all of its assets. These covenants are subject to a number of important exceptions and qualifications as described in the Indenture. The Company was in compliance with all such covenants as of June 30, 2014.
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

Borrowings under the Revolver, the availability of which is subject to a borrowing base formula, are required to be guaranteed by Parent and certain of Parent’s wholly-owned subsidiaries, are secured by a pledge of all equity interests held by such guarantors, and may be used for general corporate purposes. As of June 30, 2014, the Revolver was undrawn, the Company had issued a letter of credit for $4.0 million, reducing the amount available under the Revolver. On July 3, 2014, the Revolver was amended in conjunction with a transaction occurring subsequent to the balance sheet date (see Note 12 - Subsequent Events for further information regarding this transaction). The amendment increased the maximum leverage ratio from 60% to 75% for one year following such transaction. The amendment also established a minimum borrowing base availability of $50.0 million.
Construction Notes Payable

Certain of the Company's consolidated joint ventures have entered into construction notes payable agreements. The issuance date, total availability under each facility outstanding, maturity date and interest rate are listed in the table below as of June 30, 2014:

Issuance Date	Facility Size	Outstanding	Maturity	Current Rate
March, 2014	$26.0	$3.7	October, 2016	3.15%	(1)
December, 2013	18.6	10.9	January, 2016	4.25%	(1)
June, 2013	28.0	15.3	June, 2016	4.00%	(2)
	$72.6	$29.9
(1) Loan bears interest at the Company's option of either LIBOR +3.0% or the prime rate +1.0%.
(2) Loan bears interest at the prime rate +0.5%, with a rate floor of 4.0% .

Seller Financing
At June 30, 2014, the Company had $6.0 million of notes payable outstanding related to two land acquisitions for which seller financing was provided. The first note had a balance of $4.7 million as of June 30, 2014, bears interest at 7% per annum, is secured by the underlying land, and matures in May 2015. The second land acquisition consists of two separate notes, the first having a balance of $0.5 million as of June 30, 2014 and maturing in October 2014, and the second having a balance of $0.9 million as of June 30, 2014 and maturing in January 2015. Both notes bear interest at 4% per annum.
GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS
The following consolidating financial information includes:
(1) Consolidating balance sheets as of June 30, 2014 and December 31, 2013; consolidating statements of operations for the three and six months ended June 30, 2014 and 2013; and consolidating statements of cash flows for the six month periods ended June 30, 2014 and 2013, of (a) William Lyon Homes, as the parent, or “Delaware Lyon”, (b) William Lyon Homes, Inc., as the subsidiary issuer, or “California Lyon”, (c) the guarantor subsidiaries, (d) the non-guarantor subsidiaries and (e) William Lyon Homes, Inc. on a consolidated basis; and
(2) Elimination entries necessary to consolidate Delaware Lyon, with William Lyon Homes, Inc. and its guarantor and non-guarantor subsidiaries.
Delaware Lyon owns 100% of all of its guarantor subsidiaries and all guarantees are full and unconditional, joint and several. As a result, in accordance with Rule 3-10 (d) of Regulation S-X promulgated by the SEC, no separate financial statements are required for these subsidiaries as of June 30, 2014 and December 31, 2013, and for the three and six month periods ended June 30, 2014 and 2013.

CONDENSED CONSOLIDATING BALANCE SHEET
(Unaudited)
As of June 30, 2014
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
ASSETS
Cash and cash equivalents	$—	$95,644	$61	$7,076	$—	$102,781
Restricted cash	—	504	—	—	—	504
Receivables	—	17,294	1,355	3,210	—	21,859
Real estate inventories
Owned	—	851,061	3,336	76,789	—	931,186
Deferred loan costs, net	—	12,075	—	—	—	12,075
Goodwill	—	14,209	—	—	—	14,209
Intangibles, net	—	1,651	—	—	—	1,651
Deferred income taxes, net	—	91,853	—	—	—	91,853
Other assets, net	—	11,564	1,892	322	—	13,778
Investments in subsidiaries	449,781	(35,403)	—	—	(414,378)	—
Intercompany receivables	—	—	229,665	—	(229,665)	—
Total assets	$449,781	$1,060,452	$236,309	$87,397	$(644,043)	$1,189,896
LIABILITIES AND EQUITY
Accounts payable	$—	$20,571	$5,282	$5,190	$—	$31,043
Accrued expenses	—	68,931	1,028	97	—	70,056
Notes payable	—	4,660	1,368	29,878	—	35,906
5 3/4% Senior Notes	—	150,000	—	—	—	150,000
8 1/2% Senior Notes	—	430,732	—	—	—	430,732
Intercompany payables	—	164,408	—	65,257	(229,665)	—
Total liabilities	—	839,302	7,678	100,422	(229,665)	717,737
Equity
William Lyon Homes stockholders’ equity	449,781	221,150	228,631	(35,403)	(414,378)	449,781
Noncontrolling interests	—	—		22,378	—	22,378
Total liabilities and equity	$449,781	$1,060,452	$236,309	$87,397	$(644,043)	$1,189,896

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2013
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

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)
Three Months Ended June 30, 2014
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$136,300	$23,889	$9,679	$—	$169,868
Construction services	—	9,941	—	—	—	9,941
Management fees	—	685	—	—	(685)	—
	—	146,926	23,889	9,679	(685)	179,809
Operating costs
Cost of sales	—	(103,732)	(19,466)	(7,113)	685	(129,626)
Construction services	—	(8,405)	—	—	—	(8,405)
Sales and marketing	—	(6,743)	(1,620)	(561)	—	(8,924)
General and administrative	—	(10,220)	(797)	(2)	—	(11,019)
Amortization of intangible assets	—	(502)	—	—	—	(502)
Other	—	(929)	19	181	—	(729)
	—	(130,531)	(21,864)	(7,495)	685	(159,205)
Income from subsidiaries	12,285	1,949	—	—	(14,234)	—
Operating income	12,285	18,344	2,025	2,184	(14,234)	20,604
Other income (expense), net	—	606	(8)	(244)	—	354
Income before provision for income taxes	12,285	18,950	2,017	1,940	(14,234)	20,958
Provision for income taxes	—	(6,206)	—	—	—	(6,206)
Net income	12,285	12,744	2,017	1,940	(14,234)	14,752
Less: Net income attributable to noncontrolling interests	—	—	—	(2,467)	—	(2,467)
Net income (loss) attributable to William Lyon Homes	12,285	12,744	2,017	(527)	(14,234)	12,285
Net income (loss) available to common stockholders	$12,285	$12,744	$2,017	$(527)	$(14,234)	$12,285

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)
Three Months Ended June 30, 2013
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$62,880	$51,158	$9,858	$—	$123,896
Construction services	—	7,542	—	—	—	7,542
Management fees	—	271	—	—	(271)	—
	—	70,693	51,158	9,858	(271)	131,438
Operating costs
Cost of sales	—	(50,161)	(42,719)	(6,876)	271	(99,485)
Construction services	—	(5,299)	—	—	—	(5,299)
Sales and marketing	—	(3,373)	(2,480)	(282)	—	(6,135)
General and administrative	—	(8,867)	(412)	(13)	—	(9,292)
Amortization of intangible assets	—	(360)	—	—		(360)
Other	—	(566)	—	—	—	(566)
	—	(68,626)	(45,611)	(7,171)	271	(121,137)
Income from subsidiaries	7,394	5,453	—	—	(12,847)	—
Operating income	7,394	7,520	5,547	2,687	(12,847)	10,301
Interest expense, net of amounts capitalized	—	(1,220)	(47)	—	—	(1,267)
Other income (expense), net	—	391	(10)	(325)	—	56
Income before reorganization items and provision for income taxes	7,394	6,691	5,490	2,362	(12,847)	9,090
Provision for income taxes	—	(10)	—	—	—	(10)
Net (loss) income	7,394	6,681	5,490	2,362	(12,847)	9,080
Less: Net income attributable to noncontrolling interests	—		—	(1,686)	—	(1,686)
Net (loss) income attributable to William Lyon Homes	7,394	6,681	5,490	676	(12,847)	7,394
Preferred stock dividends	(544)	—	—	—	—	(544)
Net (loss) income available to common stockholders	$6,850	$6,681	$5,490	$676	$(12,847)	$6,850

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)
Six Months Ended June 30, 2014
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$242,899	$42,437	$24,831	$—	$310,167
Construction services	—	19,593	—	—	—	19,593
Management fees	—	1,140	—	—	(1,140)	—
	—	263,632	42,437	24,831	(1,140)	329,760
Operating costs
Cost of sales	—	(184,161)	(34,523)	(18,294)	1,140	(235,838)
Construction services	—	(16,473)	—	—	—	(16,473)
Sales and marketing	—	(11,432)	(2,815)	(1,235)	—	(15,482)
General and administrative	—	(21,498)	(1,655)	(2)	—	(23,155)
Amortization of intangible assets	—	(1,120)	—	—		(1,120)
Other	—	(1,899)	18	590	—	(1,291)
	—	(236,583)	(38,975)	(18,941)	1,140	(293,359)
Income from subsidiaries	20,982	4,964	—	—	(25,946)	—
Operating income	20,982	32,013	3,462	5,890	(25,946)	36,401
Interest expense, net of amounts capitalized	—	—	—	—	—	—
Other income (expense), net	—	875	(11)	(391)	—	473
Income before provision for income taxes	20,982	32,888	3,451	5,499	(25,946)	36,874
Provision for income taxes	—	(10,780)	—	—	—	(10,780)
Net income	20,982	22,108	3,451	5,499	(25,946)	26,094
Less: Net income attributable to noncontrolling interests	—		—	(5,112)	—	(5,112)
Net income attributable to William Lyon Homes	20,982	22,108	3,451	387	(25,946)	20,982
Net income available to common stockholders	$20,982	$22,108	$3,451	$387	$(25,946)	$20,982

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)
Six Months Ended June 30, 2013
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$97,805	$92,667	$9,858	$—	$200,330
Construction services	—	11,961	—	—	—	11,961
Management fees	—	271	—	—	(271)	—
	—	110,037	92,667	9,858	(271)	212,291
Operating costs						—
Cost of sales	—	(78,355)	(77,933)	(6,796)	271	(162,813)
Construction services	—	(9,337)	—	—	—	(9,337)
Sales and marketing	—	(5,732)	(4,561)	(510)	—	(10,803)
General and administrative	—	(16,699)	(1,098)	(19)	—	(17,816)
Amortization of intangible assets	—	(982)	—	—		(982)
Other	—	(1,050)	(1)	—	—	(1,051)
	—	(112,155)	(83,593)	(7,325)	271	(202,802)
Income from subsidiaries	4,846	7,667	—	—	(12,513)	—
Operating income	4,846	5,549	9,074	2,533	(12,513)	9,489
Interest expense, net of amounts capitalized	—	(2,425)	(126)	—	—	(2,551)
Other income (expense), net	—	764	(13)	(608)	—	143
Income before reorganization items and provision for income taxes	4,846	3,888	8,935	1,925	(12,513)	7,081
Reorganization items, net	—	(464)	—	—	—	(464)
Income before provision for income taxes	4,846	3,424	8,935	1,925	(12,513)	6,617
Provision for income taxes	—	(10)	—	—	—	(10)
Net income	4,846	3,414	8,935	1,925	(12,513)	6,607
Less: Net income attributable to noncontrolling interests	—	—	—	(1,761)	—	(1,761)
Net income attributable to William Lyon Homes	4,846	3,414	8,935	164	(12,513)	4,846
Preferred stock dividends	(1,528)	—	—	—	—	(1,528)
Net income available to common stockholders	$3,318	$3,414	$8,935	$164	$(12,513)	$3,318

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Unaudited)
Six Months Ended June 30, 2014
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating activities
Net cash (used in) provided by operating activities	$(619)	$(199,766)	$5,062	$(7,837)	$619	$(202,541)
Investing activities
Purchases of property and equipment	—	(1,609)	(31)	—	—	(1,640)
Investments in subsidiaries	—	50,342	—	—	(50,342)	—
Net cash provided by (used in) investing activities	—	48,733	(31)	—	(50,342)	(1,640)
Financing activities
Proceeds from borrowings on notes payable	—	394	(394)	34,153	—	34,153
Principal payments on notes payable	—	(10,428)	—	(28,292)	—	(38,720)
Proceeds from issuance of 5 3/4% notes	—	150,000	—	—	—	150,000
Payment of deferred loan costs	—	(3,560)	—	—	—	(3,560)
Proceeds from exercise of stock options	—	285	—	—	—	285
Shares remitted to Company for employee tax witholding	—	(1,414)	—	—	—	(1,414)
Offering costs related to secondary sale of common stock	—	(105)	—	—	—	(105)
Noncontrolling interests contributions	—	—	—	8,742	—	8,742
Noncontrolling interests distributions	—	—	—	(14,091)	—	(14,091)
Advances to affiliates	—	—	5	(45,765)	45,760	—
Intercompany receivables/payables	619	(55,011)	(4,609)	55,038	3,963	—
Net cash provided by (used in)financing activities	619	80,161	(4,998)	9,785	49,723	135,290
Net (decrease) increase in cash and cash equivalents	—	(70,872)	33	1,948	—	(68,891)
Cash and cash equivalents at beginning of period	—	166,516	28	5,128	—	171,672
Cash and cash equivalents at end of period	$—	$95,644	$61	$7,076	$—	$102,781

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Unaudited)
Six Months Ended June 30, 2013
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating activities
Net cash used in operating activities	$—	$(28,146)	$6,674	$(45,223)	$—	$(66,695)
Investing activities
Purchases of property and equipment	—	(1,522)	(22)	8	—	(1,536)
Investments in subsidiaries	—	(252)	—	—	252	—
Net cash (used in) provided by investing activities	—	(1,774)	(22)	8	252	(1,536)
Financing activities
Proceeds on borrowings on notes payable	—	16,764	1,762	22,734	—	41,260
Principal payments on notes payable	—	(12,976)	—	(6,139)	—	(19,115)
Payment of deferred loan costs	—	(370)	—	—	—	(370)
Proceeds from issuance of common stock	—	179,438	—	—	—	179,438
Offering costs related to issuance of common stock	—	(15,517)	—	—	—	(15,517)
Payment of preferred stock dividends	—	(2,550)	—	—	—	(2,550)
Noncontrolling interests contributions	—	—	—	34,848	—	34,848
Noncontrolling interests distributions	—	—	—	(14,421)	—	(14,421)
Intercompany receivables/payables	—	(163)	12,258	951	(13,046)	—
Advances to affiliates	—	—	(20,550)	7,756	12,794	—
Net cash provided by (used in) financing activities	—	164,626	(6,530)	45,729	(252)	203,573
Net increase (decrease) in cash and cash equivalents	—	134,706	122	514	—	135,342
Cash and cash equivalents at beginning of period	—	69,376	65	1,634	—	71,075
Cash and cash equivalents at end of period	$—	$204,082	$187	$2,148	$—	$206,417

Note 6—Fair Value of Financial Instruments
In accordance with FASB ASC Topic 820, Fair Value Measurements and Disclosure (“ASC 820”), the Company is required to disclose the estimated fair value of financial instruments. As of June 30, 2014 and December 31, 2013, the Company used the following assumptions to estimate the fair value of each type of financial instrument for which it is practicable to estimate:

•
Notes Payable—The carrying amount is a reasonable estimate of fair value of the notes payable because market rates are unchanged and/or the outstanding balance at quarter end is expected to be repaid within one year.

•	5 3/4% Senior Notes due April 15, 2019 —The 5 3/4% Senior Notes are traded over the counter and their fair values were based upon quotes from industry sources.

•	8 1/2% Senior Notes due November 15, 2020 —The 8 1/2% Senior Notes are traded over the counter and their fair values were based upon quotes from industry sources.
The following table excludes cash and cash equivalents, restricted cash, receivables and accounts payable, which had fair values approximating their carrying amounts due to the short maturities and liquidity of these instruments. The estimated fair values of financial instruments are as follows (in thousands):

	Successor
	June 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Notes payable	$35,906	$35,906	$38,060	$38,060
5 3/4% Senior Notes due 2019	$150,000	$153,750	$—	$—
8 1/2% Senior Notes due 2020	$430,732	$475,490	$431,295	$466,877
ASC 820 establishes a framework for measuring fair value, expands disclosures regarding fair value measurements and defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 requires the Company to maximize the use of observable market inputs, minimize the use of unobservable market inputs and disclose in the form of an outlined hierarchy the details of such fair value measurements. The Company used Level 3 to measure the fair value of its Notes Payable, and Level 2 to measure the fair value of its 5 3/4% Notes and 8 1 /2 % Notes. The ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to a fair value measurement are considered to be observable or unobservable in a marketplace. The three levels of the hierarchy are as follows:

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
The following table represents a reconciliation of the beginning and ending balance for the Company’s Level 3 fair value measurements:

Notes
Payable
(in thousands)
Fair value at December 31, 2013	$38,060
Repayments of principal (1)	(38,720)
Borrowings of principal (2)	36,566
Increase in value during the period	—
Fair value at June 30, 2014	$35,906

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
For the six months ended June 30, 2013, the Company incurred charges of $0.2 million related to rent on its corporate office, from a trust of which William H. Lyon is the sole beneficiary. The lease expired in March 2013 and the Company relocated its corporate office upon expiration of the lease. The Company has entered into a lease for the new location with an unrelated third party.
Note 8—Income Taxes
Since inception, the Company has operated solely within the United States.
The Company’s effective income tax rate was 29.6% and 29.2% , and 0.1% and 0.2% for the three and six months ended June 30, 2014 and 2013, respectively. The significant drivers of the effective tax rate are allocation of income to noncontrolling interests, related party loss recapture, domestic production activities deduction, and release of valuation allowance.
Management assesses its deferred tax assets quarterly to determine whether all or any portion of the asset is more likely than not unrealizable under ASC 740. The Company is required to establish a valuation allowance for any portion of the asset that management concludes is more likely than not to be unrealizable. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company's assessment considers all evidence, both positive and negative, including the nature, frequency and severity of any current and cumulative losses, taxable income in carry back years, the scheduled reversal of deferred tax liabilities, tax planning strategies, and projected future taxable income in making this assessment. At June 30, 2014 the Company’s valuation allowance was $3.2 million due to projected excess realized built-in-losses and state net operating losses which may expire unused. In the fourth quarter of the year ended December 31, 2013, the Company recognized a $95.6 million income tax benefit that resulted from the reversal of all but $4.0 million of our deferred tax asset valuation allowance.
At June 30, 2014, the Company had no remaining federal net operating loss carryforwards and $80.6 million remaining state net operating loss carryforwards. State net operating loss carryforwards begin to expire in 2014. In addition, as of June 30, 2014, the Company had unused federal and state built-in losses of $69.5 million and $37.0 million, respectively. The 5 year testing period for built-in losses expires in 2017 and the unused built-in loss carryforwards begin to expire in 2033. The Company had AMT credit carryovers of $1.4 million at June 30, 2014, which have an indefinite life.
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
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is subject to U.S. federal income tax examination for calendar tax years ended 2010 through 2013 and forward. The Company is subject to various state income tax examinations for calendar tax years ended 2009 through 2013 and forward. The Company does not have any tax examinations currently in progress.
Note 9—Income Per Common Share
Basic and diluted income per common share for the three and six months ended June 30, 2014 and 2013 were calculated as follows (in thousands, except number of shares and per share amounts):

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Basic weighted average number of common shares outstanding	31,224,252	22,103,841	31,159,422	18,297,264
Effect of dilutive securities:
Stock options, unvested common shares, and warrants	1,525,856	1,205,578	1,510,138	862,648
Diluted average shares outstanding	32,750,108	23,309,419	32,669,560	19,159,912
Net income available to common stockholders	$12,285	$6,850	$20,982	$3,318
Basic income per common share	$0.39	$0.31	$0.67	$0.18
Dilutive income per common share	$0.38	$0.29	$0.64	$0.17

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
During the three and six months ended June 30, 2014, the Company granted 925 and 48,562 shares of restricted stock, respectively, and zero and 287,739 shares of performance based restricted stock.

Performance-Based Restricted Stock Awards

With respect to all but one of the performance based restricted stock awards granted during the three and six months ended June 30, 2014, the actual number of such shares of restricted stock that will be earned (the “Earned Shares”) is subject to the Company’s achievement of a pre-established performance target as of the end of the 2014 fiscal year. The remaining grant does not contain a pre-established performance target, but the Earned Shares for such award will be determined by the exercise of the discretion of the Compensation Committee of Parent’s Board of Directors following the end of the 2014 fiscal year. For each of the aforementioned awards, one-third of the Earned Shares will vest on each of the first, second and third anniversaries of the grant date, subject to each grantee’s continued service through each vesting date. Based on the assessment as of June 30, 2014, management determined that the currently available data was not sufficient to support the performance targets are  probable of being achieved, and as such no compensation expense has been recognized for these awards to date.
Additional Restricted Stock Awards
With respect to the restricted stock awards granted to certain other employees during the three and six months ended June 30, 2014, representing 925 and 26,134 shares of restricted stock, respectively, 50% of the shares of restricted stock underlying such awards will vest on each of the first and second anniversaries of the grant date, subject to each grantee’s continued service through each vesting date. With respect to the restricted stock awards granted to certain non-employee directors of Parent during the three and six months ended June 30, 2014, representing zero and 22,428 shares of restricted stock, the awards vest in equal quarterly installments on each of June 1, 2014, September 1, 2014, December 1, 2014 and March 1, 2015, subject to each grantee’s continued service on the board through each vesting date.
Stock based compensation expense during the three and six months ended June 30, 2014 and 2013 was $0.9 million and $1.9 million, and $1.0 million and $1.3 million, respectively.
Note 11—Commitments and Contingencies
The Company’s commitments and contingent liabilities include the usual obligations incurred by real estate developers in the normal course of business. In the opinion of management, these matters will not have a material effect on the Company’s condensed consolidated financial position, results of operations or cash flows.
The Company is a defendant in various lawsuits related to its normal business activities. We believe that the accruals we have recorded for probable and reasonably estimable losses with respect to these proceedings are adequate and that, as of June 30, 2014, it was not reasonably possible that an additional material loss had been incurred in an amount in excess of the estimated amounts already recognized on our condensed consolidated financial statements. The outcome of any of these proceedings, including the defense and other litigation-related costs and expenses we may incur, however, is inherently uncertain and could differ significantly from the estimate reflected in a related accrual, if made. Therefore, it is possible that the ultimate outcome of any proceeding, if in excess of a related accrual or if no accrual had been made, could be material to our consolidated financial statements.
We have non-cancelable operating leases primarily associated with our office facilities. Rent expense under cancelable and non-cancelable operating leases totaled $0.7 million and $1.4 million, and $0.4 million and $0.9 million in the three and six months ended June 30, 2014 and 2013, respectively, and is included in general and administrative expense in our consolidated statements of operations for the respective periods. The table below shows the future minimum payments under non-cancelable operating leases at June 30, 2014 (in thousands).

Year Ending December 31
2014	$1,423
2015	1,564
2016	1,004
2017	908
2018	888
Thereafter	2,831
Total	$8,618
As of June 30, 2014 and December 31, 2013, the Company had $0.5 million and $0.9 million, respectively, in deposits as collateral for outstanding surety bonds to guarantee the Company’s financial obligations under certain contractual arrangements in the normal course of business. The standby letters of credit were secured by cash as reflected as restricted cash on the accompanying consolidated balance sheet.
The Company also had outstanding performance and surety bonds of $91.5 million at June 30, 2014, related principally to its obligations for site improvements at various projects. The Company does not believe that draws upon these bonds, if any, will have a material effect on the Company’s financial position, results of operations or cash flows. As of June 30, 2014, the Company had $130.4 million of project commitments relating to the construction of projects.
See Note 5 for additional information relating to the Company’s guarantee arrangements.
In addition to the land bank agreement discussed below, the Company has entered into various purchase option agreements with third parties to acquire land. As of June 30, 2014, the Company has made non-refundable deposits of $41.0 million. The Company is under no obligation to purchase the land, but would forfeit remaining deposits if the land were not purchased. The total remaining purchase price under the option agreements is $317.7 million as of June 30, 2014.
Land Banking Arrangements
The Company enters into purchase agreements with various land sellers. As a method of acquiring land in staged takedowns, thereby minimizing the use of funds from the Company’s available cash or other corporate financing sources and limiting the Company’s risk, the Company transfers the Company’s right in such purchase agreements to entities owned by third parties (“land banking arrangements”). These entities use equity contributions and/or incur debt to finance the acquisition and development of the land. The entities grant the Company an option to acquire lots in staged takedowns. In consideration for this option, the Company makes a non-refundable deposit of 15% to 25% of the total purchase price. The Company is under no obligation to purchase the balance of the lots, but would forfeit any existing deposits and could be subject to penalties if the lots were not purchased. The Company does not have legal title to these entities or their assets and has not guaranteed their liabilities. These land banking arrangements help the Company manage the financial and market risk associated with land holdings.
The Company participated in one land banking arrangement, which was not a VIE in accordance with ASC 810, but which is consolidated in accordance with FASB ASC Topic 470, Debt (“ASC 470”). The remaining lots under the above land banking agreement were purchased by the Company during April 2014. No further obligations remain under the agreement. Under the provisions of ASC 470, the Company has determined it is economically compelled, based on certain factors, to purchase the land in the land banking arrangement. The Company has recorded the remaining purchase price of the land of $13.0 million, as of December 31, 2013, which is included in real estate inventories not owned and liabilities from inventories not owned in the accompanying consolidated balance sheet, and represented the remaining net cash to be paid on the remaining land takedowns.
Summary information with respect to the Company’s land banking arrangements is as follows as of the periods presented (dollars in thousands):

December 31, 2013
Total number of land banking projects	1
Total number of lots	610
Total purchase price	$161,465
Balance of lots still under option and not purchased:
Number of lots	65
Purchase price	$12,960
Forfeited deposits if lots are not purchased	$9,210

Note 12—Subsequent Events

Acquisition of Polygon Northwest Homes
On August 12, 2014, the Company completed its acquisition of the residential homebuilding business of PNW Home Builders, L.L.C. (“PNW Parent”) pursuant to the Purchase and Sale Agreement (the “Purchase Agreement”) dated June 22, 2014 among California Lyon, PNW Parent, PNW Home Builders North, L.L.C., PNW Home Builders South, L.L.C. and Crescent Ventures, L.L.C. Prior to such completion, California Lyon assigned its interests in the Purchase Agreement to Polygon WLH LLC, a newly formed Delaware limited liability company and wholly-owned subsidiary of California Lyon (“Polygon WLH”). Pursuant to the Purchase Agreement, Polygon WLH acquired, for cash, all of the membership interests of the underlying limited liability companies and certain service companies and other assets that comprised the residential homebuilding operations of PNW Parent and which conducted business as Polygon Northwest Company (“Polygon”), for an aggregate cash purchase price of $520.0 million, plus an additional approximately $28.0 million at closing pursuant to working capital adjustments reflecting, among other adjustments, additional homebuilding inventory for lots owned and controlled and a reduction in assumed liabilities including accounts payable, in each case as compared to estimates made at the time of execution of the Purchase Agreement, and which cash purchase price remains subject to final working capital adjustment in accordance with the terms of the Purchase Agreement (the “Acquisition”). The acquired entities now operate as two new divisions of the Company under the Polygon name, one in Washington, with a core market of Seattle, and the other in Oregon, with a core market of Portland. Through the Acquisition, the Company added over 4,600 owned or controlled lots to its land portfolio in two attractive Western U.S. markets. As of the acquisition date, Polygon’s homebuilding operations had 12 active selling communities in Washington and Oregon.
The Company financed the Acquisition with a combination of proceeds from its issuance of $300 million in aggregate principal amount of 7.00% senior notes due 2022, cash on hand including approximately $100 million of aggregate proceeds from several separate land banking arrangements with respect to land parcels located in California, Washington and Oregon, each of which is entitled but undeveloped, and including parcels acquired in the Acquisition, and $120 million of borrowings under a new one-year senior unsecured loan facility.
7.00% Senior Notes due 2022
On August 11, 2014, WLH PNW Finance Corp., a wholly owned subsidiary of California Lyon (“Escrow Issuer”), completed its private placement with registration rights of 7.00% Senior Notes due 2022 (the “2022 Notes”), in an aggregate principal amount of $300 million. The 2022 Notes were issued at 100% of their aggregate principal amount. On August 12, 2014, in connection with the consummation of the Acquisition, Escrow Issuer merged with and into California Lyon (the “Escrow Merger”), and California Lyon assumed the obligations of the Escrow Issuer under the 2022 Notes and the related indenture by operation of law. Following the Escrow Merger, California Lyon is the obligor under the 2022 Notes, and the 2022 Notes are guaranteed on a senior unsecured basis by the Company and certain of its existing and future wholly owned subsidiaries, including Polygon WLH and the entities acquired through the Acquisition. The net proceeds from the issuance of the 2022 Notes was used to fund a portion of the purchase price for the Acquisition.
Senior Unsecured Facility
On August 12, 2014, the Company entered into a senior unsecured loan facility (the “Senior Unsecured Loan Facility”), pursuant to which the Company borrowed $120 million in order to pay a portion of the purchase price for the Acquisition (the “Senior Unsecured Loan”). The Senior Unsecured Loan will bear interest at an annual rate equal to a Eurodollar rate (subject to a minimum “floor” of 1.00%), plus an initial margin, which margin will increase by 0.50% every three months after August 12, 2014 that the Senior Unsecured Loan remains outstanding, subject to an interest rate cap. The Senior Unsecured Facility will initially mature on the one-year anniversary of August 12, 2014, and may be prepaid in whole or in part prior to maturity without penalty. Any Senior Unsecured Loan that has not been previously repaid in full on or prior to the initial maturity date will be automatically converted into a senior term loan facility, which could be exchanged at the option of the lenders thereunder in whole or in part for senior exchange notes. The obligations of California Lyon under the Senior Unsecured Facility are guaranteed by the same entities that are guarantors under the existing Revolving Credit Facility, and the Senior Unsecured Facility ranks pari passu with California Lyon’s existing and future unsecured indebtedness.

Amendment to Revolving Credit Facility
On July 3, 2014, California Lyon and the lenders party thereto entered into an amendment to our $100.0 million revolving credit facility (the “Revolving Credit Facility”), which amendment, among other changes, incorporated a minimum borrowing base availability of $50.0 million and increased the maximum leverage ratio from 60% to 75% for the first four quarters following the Acquisition.

No other events have occurred subsequent to June 30, 2014, that has required recognition or disclosure in the Company’s financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
WILLIAM LYON HOMES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The Company is one of the largest Western U.S. regional homebuilders. Headquartered in Newport Beach, California, the Company is primarily engaged in the design, construction, marketing and sale of single-family detached and attached homes in California, Arizona, Nevada and Colorado. The Company’s core markets include Orange County, Los Angeles, San Diego, the San Francisco Bay Area, Phoenix, Las Vegas and Denver. The Company has a distinguished legacy of more than 58 years of homebuilding operations, over which time it has sold in excess of 77,000 homes. For the six months ended June 30, 2014, or the 2014 period, the Company had revenues from homes sales of $308.5 million, an 57% increase from $197.1 million for the six months ended June 30, 2013, or the 2013 period, which includes results from all five reportable operating segments. The Company had net new home orders of 788 homes in the 2014 period, a 9% increase from 721 in the 2013 period, and the average sales price ("ASP") for homes closed increased 57% to $504,000 in the 2014 period from $321,500 in the 2013 period.
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
Results of Operations
In the six months ended June 30, 2014, the Company delivered 612 homes, with an average selling price of approximately $504,000, and recognized home sales revenue of $308.5 million. The company generated net income of $21.0 million for the six months ended June 30, 2014, and earnings per share of $0.64, on a diluted basis. The Company recorded its tenth consecutive quarter of year-over-year improvement in certain key financial metrics, including new home orders and dollar value of backlog. The Company continues to see positive trends in sales prices, as an increase in pricing is reflected in our average sales price of homes in backlog of approximately $557,600 as of June 30, 2014, which is 11% higher than the average sales price of homes closed for the three months ended June 30, 2014 of $500,500.
Market conditions continued to be favorable during the six months ended June 30, 2014. Since the industry experienced significant price appreciation and sales velocity during the first part of 2013, housing affordability has diminished slightly compared to a year ago, reflected in the sales pace experienced in the first half of 2014. Despite this, the underlying housing fundamentals remain positive with relatively low housing inventory, solid demand for new housing, and strong economic trends, causing the Company to see strong financial results and quarter over quarter growth.
As of June 30, 2014, the Company is selling homes in 41 communities and had a consolidated backlog of 544 sold but unclosed homes, with an associated sales value of $303.3 million, representing a 6% increase in units, and 47% increase in dollars, as compared to the backlog at June 30, 2013. During the six months ended June 30, 2014, the Company opened nine net new communities. The Company believes that the attractive fundamentals in its markets, its leading market share positions, its long-standing relationships with land developers, its significant land supply and its focus on providing the best possible customer experience, positions the Company to capitalize on meaningful growth.
Homebuilding gross margin percentage and adjusted homebuilding gross margin percentage was 24.0% and 27.4%, respectively, for the six months ended June 30, 2014, as compared to 18.8% and 25.5%, respectively, for the six months ended June 30, 2013. The increase in gross margins is primarily related to an increase in net sales prices year-over-year, while costs have remained steady, in most of our markets.
Comparisons of the Three Months Ended June 30, 2014 to June 30, 2013
Revenues from homes sales increased 39% to $168.2 million during the three months ended June 30, 2014 compared to $120.6 million during the three months ended June 30, 2013. The increase is primarily due to a 43% increase in the average sales price of homes closed to $500,500 in the 2014 period compared to $349,700 in the 2013 period, partially offset by a 3% decrease in homes closed to 336 homes during the 2014 period compared to 345 homes during the 2013 period. The number of net new home orders for the three months ended June 30, 2014 increased 8% to 388 homes from 360 homes for the three months ended June 30, 2013.

	Three Months Ended June 30,		Increase (Decrease)
	2014	2013	Amount	%
Number of Net New Home Orders
Southern California	161	104	57	55%
Northern California	61	24	37	154%
Arizona	52	137	(85)	(62)%
Nevada	69	64	5	8%
Colorado	45	31	14	45%
Total	388	360	28	8%
Cancellation Rate	12%	17%	(5)%
The 8% increase in net new homes orders is driven by a 58% increase in average number of sales locations to 38 average locations in 2014 compared to 24 in the 2013 period, offset by a decrease in absorption rates as the number of orders per sales location decreased in all of our markets. The absorption rates during the second quarter of 2013 in all of our markets were 15.0 orders per community, or 1.2 per week, compared to 10.0 sales per community, or 0.8 per week in the 2014 period. Cancellation rates during the 2014 period decreased to 12% from 17% during the 2013 period.

	Three Months Ended June 30,		Increase (Decrease)
	2014	2013	Amount	%
Average Number of Sales Locations
Southern California	10	6	4	67%
Northern California	6	2	4	200%
Arizona	6	6	—	—%
Nevada	9	5	4	80%
Colorado	7	5	2	40%
Total	38	24	14	58%
The average number of sales locations for the Company increased to 38 locations for the three months ended June 30, 2014 compared to 24 for the three months ended June 30, 2013, driven by the opening of communities in all markets except Arizona during 2014. The increase in average number of sales locations is in line with the Company's growth plans as we continue to convert our land supply into home sites for customers.

	June 30,		Increase (Decrease)
	2014	2013	Amount	%
Backlog (units)
Southern California	217	105	112	107%
Northern California	68	52	16	31%
Arizona	73	177	(104)	(59)%
Nevada	123	114	9	8%
Colorado	63	63	—	—%
Total	544	511	33	6%
The Company’s backlog at June 30, 2014 increased 6% to 544 units from 511 units at June 30, 2013. The increase is primarily attributable to an 8% increase in net new orders, to 388 units for the period ended June 30, 2014 from 360 units for the period ended June 30, 2013, coupled with a 3% decrease in the number of homes closed, from 345 for the 2013 period to 336 for the 2014 period. These changes were partially offset by a 1% decrease in beginning backlog, from 498 in the 2013 period to 492 in the 2014 period.

	June 30,		Increase (Decrease)
	2014	2013	Amount	%
	(dollars in thousands)
Backlog (dollars)
Southern California	$135,182	$78,541	$56,641	72%
Northern California	27,976	20,644	7,332	36%
Arizona	19,772	46,461	(26,689)	(57)%
Nevada	90,249	35,302	54,947	156%
Colorado	30,149	25,809	4,340	17%
Total	$303,328	$206,757	$96,571	47%
The dollar amount of backlog of homes sold but not closed as of June 30, 2014 was $303.3 million, up 47% from $206.8 million as of June 30, 2013. The increase primarily reflects an increase in average sales prices for new home orders. The Company experienced an increase of 38% in the average sales price of homes in backlog to $557,600 as of June 30, 2014 compared to $404,600 as of June 30, 2013. The increase is driven by a shift in product mix to projects with a higher selling price, and the Company's strategy of diversifying product offerings to move-up buyers. The increase in the dollar amount of backlog of homes sold but not closed as described above generally results in an increase in operating revenues in the subsequent period as compared to the previous period.
In Southern California, the dollar amount of backlog increased 72% to $135.2 million as of June 30, 2014 from $78.5 million as of June 30, 2013, which is attributable to a 107% increase in the number of homes in backlog, to 217 at June 30, 2014 compared to 105 at June 30, 2013, partially offset by a 17% decrease in average sales price of homes in backlog, to $623,000 during the 2014 period from $748,000 in the 2013 period. In Southern California, the cancellation rate increased to 10% for the three months ended June 30, 2014 from 8% for the three months ended June 30, 2013.
In Northern California, the dollar amount of backlog increased 36% to $28.0 million as of June 30, 2014 from $20.6 million as of June 30, 2013, which is attributable to a 31% increase in the number of units in backlog to 68 as of June 30, 2014 from 52 as of June 30, 2013, as well as an increase in the average sales price of homes in backlog of 4%, to $411,400 as of June 30, 2014, from $397,000 as of June 30, 2013. In Northern California, the cancellation rate increased to 19% for the three months ended June 30, 2014 from 17% for the three months ended June 30, 2013.
In Arizona, the dollar amount of backlog decreased 57% to $19.8 million as of June 30, 2014 from $46.5 million as of June 30, 2013, which is attributable to a 59% decrease in the number of units in backlog to 73 as of June 30, 2014 from 177 as of June 30, 2013, partially offset by an 3% increase in the average sales price of homes in backlog to $270,800 as of June 30, 2014 compared to $262,500 as of June 30, 2013. In Arizona, the cancellation rate decreased to 16% for the three months ended June 30, 2014 from 20% for the three months ended June 30, 2013.
In Nevada, the dollar amount of backlog increased 156% to $90.2 million as of June 30, 2014 from $35.3 million as of June 30, 2013, which is attributable to an 8% increase in the number of units in backlog to 123 as of June 30, 2014 from 114 as of June 30, 2013. This increase also reflects a 137% increase in the average sales price of homes in backlog to $733,700 as of June 30, 2014 compared to $309,700 as of June 30, 2013. In Nevada, the cancellation rate decreased to 13% for the three months ended June 30, 2014, compared to 21% for the three months ended June 30, 2013.
In Colorado, the dollar amount of backlog increased 17% to $30.1 million as of June 30, 2014 from $25.8 million as of June 30, 2013, which is attributable an increase in the average sales price of homes in backlog of 17%, to $478,600 as of June 30, 2014, from $409,700 as of June 30, 2013. Total units in backlog in Colorado was consistent between periods at 63 as of both June 30, 2014 and 2013. In Colorado, the cancellation rate decreased to 8% for the three months ended June 30, 2014 from 25% for the three months ended June 30, 2013.

	Three Months Ended June 30,		Increase (Decrease)
	2014	2013	Amount	%
Number of Homes Closed
Southern California	180	77	103	134%
Northern California	28	22	6	27%
Arizona	55	124	(69)	(56)%
Nevada	53	72	(19)	(26)%
Colorado	20	50	(30)	(60)%
Total	336	345	(9)	(3)%

During the three months ended June 30, 2014, the number of homes closed decreased 3% to 336 from 345 in the 2013 period. There was a 134% increase in Southern California to 180 homes closed in the 2014 period compared to 77 homes closed in the 2013 period, and a 27% increase in Northern California to 28 homes closed in the 2014 period compared to 22 homes closed in the 2013 period. Arizona recorded a 56% decrease in homes closed to 55 in the 2014 period from 124 in the 2013 period, and Nevada saw a 26% decrease in homes closed to 53 in the 2014 period compared to 72 in the 2013 period. Colorado recorded a 60% period over period decrease, closing 20 homes during the 2014 period, compared to 50 during the 2013 period. These decreases were the result of a lower beginning balances in the total number of homes in backlog as of the beginning of the period, as the conversion rate between periods was relatively consistent, averaging approximately 70% during the three months ended June 30, 2014 and 2013.

	Three Months Ended June 30,		Increase (Decrease)
	2014	2013	Amount	%
	(dollars in thousands)
Home Sales Revenue
Southern California	$113,562	$44,121	$69,441	157%
Northern California	12,314	7,629	4,685	61%
Arizona	14,720	30,301	(15,581)	(51)%
Nevada	18,392	17,740	652	4%
Colorado	9,169	20,857	(11,688)	(56)%
Total	$168,157	$120,648	$47,509	39%
The increase in homebuilding revenue of 39% to $168.2 million for the 2014 period from $120.6 million for the 2013 period is primarily attributable to a 43% increase in the average sales price of homes closed to $500,500 during the 2014 period from $349,700 during the 2013 period, impacted slightly by a 3% decrease in the number of homes closed to 336 during the 2014 period from 345 in the 2013 period. On a same store basis, which represents projects that were open during the comparable periods, average sales price has increased 32% to $445,400 in the 2014 period, from $338,700 in the 2013 period. The increase in average home sales price resulted in a $50.7 million increase in revenue, slightly reduced by a $3.2 million decrease in revenue attributable to a 3% decrease in the number of homes closed.

	Three Months Ended June 30,		Increase (Decrease)
	2014	2013	Amount	%
Average Sales Price of Homes Closed
Southern California	$630,900	$573,000	$57,900	10%
Northern California	439,800	346,800	93,000	27%
Arizona	267,600	244,400	23,200	9%
Nevada	347,000	246,400	100,600	41%
Colorado	458,500	417,100	41,400	10%
Total	$500,500	$349,700	$150,800	43%

The average sales price of homes closed for the 2014 period increased primarily due to increasing price points, or product mix, of our actively selling projects from projects available to first time buyers or first time “move up” buyers, particularly in California and Nevada. In the Southern California segment, the overall average sales price increase is primarily due to 17 closings with an average sales price exceeding $1,100,000. In the Nevada segment, the overall average sales price increase was driven by 11 closings with an average sales price exceeding $500,000.

	Three Months Ended June 30,
	2014	2013	Increase (Decrease)
Homebuilding Gross Margin Percentage
Southern California	24.1%	23.9%	0.2%
Northern California	29.1%	25.4%	3.7%
Arizona	22.5%	18.3%	4.2%
Nevada	23.7%	20.6%	3.1%
Colorado	13.8%	11.1%	2.7%
Total	23.7%	19.9%	3.8%
Adjusted Homebuilding Gross Margin Percentage	27.2%	27.0%	0.2%
For homebuilding gross margins, the comparison of the three months ended June 30, 2014 and the three months ended June 30, 2013 is as follows:

•
In Northern California, homebuilding gross margins increased 370 basis points to 29.1% in the 2014 period from 25.4% in the 2013 period. The increase was driven by a 27% increase in the average sales price of homes closed to $439,800 for the 2014 period, compared to $346,800 during the 2013 period. On a same store basis, average sales price increases of 18% to $511,700 in the 2014 period compared to $435,300 in the 2013 period.

•
In Arizona, homebuilding gross margins increased 420 basis points to 22.5% in the 2014 period from 18.3% in the 2013 period, due to rising price points of actively selling projects. The increase was due to a 9% increase in the average sales price of homes closed of $267,600 in the 2014 period from $244,400 in the 2013 period, offset by an increase in the average cost per home closed of 4% from $199,600 in the 2013 period to $207,300 in the 2014 period.

•
In Nevada, homebuilding gross margins increased 310 basis points to 23.7% in the 2014 period from 20.6% in the 2013 period attributable to a shift to higher margin projects. The higher margin projects show a 41% increase in the average sales price of homes closed of $347,000 in the 2014 period from $246,400 in the 2013 period, offset by an increase in the average cost per home closed of 35% from $195,800 in the 2013 period to $264,900 in the 2014 period.

•
In Colorado, homebuilding gross margins increased 270 basis points to 13.8% in the 2014 period from 11.1% in the 2013 period attributable to an 10% increase in the average sales price of homes closed of $458,500 in the 2014 period from $417,100 in the 2013 period, offset by an increase in the average cost per home closed of 7% to $395,400 in the 2014 period from $370,800 in the 2013 period.

For the comparison of the three months ended June 30, 2014 and the three months ended June 30, 2013, adjusted homebuilding gross margin percentage, which excludes previously capitalized interest included in cost of sales, was 27.2% for the 2014 period compared to 27.0% for the 2013 period. The increase was primarily a result of the changes discussed for homebuilding gross margins described previously.
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

	Three Months Ended June 30,
	2014	2013
	(dollars in thousands)
Home sales revenue	$168,157	$120,648
Cost of home sales	128,306	96,647
Homebuilding gross margin	39,851	24,001
Add: Interest in cost of sales	5,873	8,528
Adjusted homebuilding gross margin	$45,724	$32,529
Adjusted homebuilding gross margin percentage	27.2%	27.0%
Construction Services Revenue
Construction services revenue, which was entirely recorded in Southern California and Northern California, was $9.9 million for the three months ended June 30, 2014, and $7.5 million for the three months ended June 30, 2013. The increase is primarily due to an increase in revenue attributable to one project in Northern California.
Sales and Marketing Expense

	Three Months Ended June 30,		Increase (Decrease)
	2014	2013	Amount	%
	(dollars in thousands)
Sales and Marketing Expense
Southern California	$4,351	$2,144	$2,207	103%
Northern California	1,404	528	876	166%
Arizona	718	1,353	(635)	(47)%
Nevada	1,552	901	651	72%
Colorado	899	1,209	(310)	(26)%
Total	$8,924	$6,135	$2,789	45%
Sales and marketing expense as a percentage of homebuilding revenue increased to 5.3% in the 2014 period compared to 5.1% in the 2013 period. This is primarily attributable to an increase in advertising expense as a percentage of home sales revenue to 1.3% in the 2014 period from 1.1% in the 2013 period due to an increase in the number of average sales locations to 38 in the 2014 period compared to 24 in the 2013 period.
General and Administrative Expense

	Three Months Ended June 30,		Increase (Decrease)
	2014	2013	Amount	%
	(dollars in thousands)
General and Administrative Expense
Southern California	$1,948	$1,554	$394	25%
Northern California	1,099	544	555	102%
Arizona	675	651	24	4%
Nevada	1,070	776	294	38%
Colorado	841	341	500	147%
Corporate	5,386	5,426	(40)	(1)%
Total	$11,019	$9,292	$1,727	19%

General and administrative expense as a percentage of homebuilding revenues decreased to 6.6% in the 2014 period compared to 7.7% in the 2013 period. This decrease was driven by increased revenues, offset by an increase in salaries and benefits due to increased headcount in the 2014 period.
Other Items
Other operating costs remained consistent at $0.7 million in the 2014 period compared to $0.6 million in the 2013 period.
Interest activity for the three months ended June 30, 2014 and the three months ended June 30, 2013 is as follows (in thousands):

	Three Months Ended June 30,
	2014	2013
Interest incurred	$11,919	$7,849
Less: Interest capitalized	11,919	6,582
Interest expense, net of amounts capitalized	$—	$1,267
Cash paid for interest	$19,051	$14,350
The increase in interest incurred for the three months ended June 30, 2014, compared to the interest incurred for the three months ended June 30, 2013, reflects an increase in the Company's overall debt, offset by a decrease in effective interest rates. Interest capitalized relative to the amount incurred was higher in the 2014 period due to higher qualifying assets in the 2014 period as compared to the 2013 period.
Provision for Income Taxes
During the three months ended June 30, 2014, the Company recorded a provision for income taxes of $6.2 million. The significant drivers of the effective rate are the allocation of income to noncontrolling interests, related party loss recapture, domestic production activities deduction, and release of valuation allowance. The Company did not record a significant provision for income taxes due to a full valuation allowance during the 2013 period.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests increased to $2.5 million during the 2014 period, from $1.7 million during the 2013 period. This is primarily due to the formation of one additional joint venture during fiscal year 2014, resulting in increased activity during the three months ended June 30, 2014 when compared to the same period in the prior year.
Net Income Attributable to William Lyon Homes
As a result of the foregoing factors, net income attributable to William Lyon Homes for the three months ended June 30, 2014, and the three months ended June 30, 2013 was net income of $12.3 million, and $7.4 million, respectively.
Preferred Stock Dividends
The Company did not have preferred stock outstanding during the 2014 period. As such, the Company did not record any amounts for preferred stock dividends in the 2014 period compared to $0.5 million in the 2013 period. The Company’s preferred stock was converted to common stock in conjunction with the Company’s Initial Public Offering (IPO) on May 21, 2013.
Lots Owned and Controlled
The table below summarizes the Company’s lots owned and controlled as of the periods presented:

	June 30,		Increase (Decrease)
	2014	2013	Amount	%
Lots Owned
Southern California	1,212	1,161	51	4%
Northern California	1,105	368	737	200%
Arizona	5,305	5,820	(515)	(9)%
Nevada	2,971	2,771	200	7%
Colorado	1,021	456	565	124%
Total	11,614	10,576	1,038	10%
Lots Controlled(1)
Southern California	1,069	525	544	104%
Northern California	544	689	(145)	(21)%
Arizona	228	1,616	(1,388)	(86)%
Nevada	92	192	(100)	(52)%
Colorado	208	263	(55)	(21)%
Total	2,141	3,285	(1,144)	(35)%
Total Lots Owned and Controlled	13,755	13,861	(106)	(1)%

(1)	Lots controlled may be purchased by the Company as consolidated projects or may be purchased by newly formed joint ventures.
Total lots owned and controlled has decreased slightly to 13,755 lots owned and controlled at June 30, 2014 from 13,861 lots at June 30, 2013. The decrease is primarily attributable to significant land acquisitions, most notably in our Southern and Northern California segments, due to the acquisition of an infill land portfolio during the three months ended March 31, 2014, offset by our sustained rate of backlog conversion.
Comparisons of the Six Months Ended June 30, 2014 to June 30, 2013
Revenues from homes sales increased 57% to $308.5 million during the six months ended June 30, 2014 compared to $197.1 million during the six months ended June 30, 2013. The increase is primarily due to a 57% increase in the average sales price of homes closed to $504,000 in the 2014 period compared to $321,500 in the 2013 period. The number of net new home orders for the six months ended June 30, 2014 increased 9% to 788 homes from 721 homes for the six months ended June 30, 2013.

	Six Months Ended June 30,		Increase (Decrease)
	2014	2013	Amount	%
Number of Net New Home Orders
Southern California	353	172	181	105%
Northern California	102	77	25	32%
Arizona	115	230	(115)	(50)%
Nevada	151	162	(11)	(7)%
Colorado	67	80	(13)	(16)%
Total	788	721	67	9%
Cancellation Rate	13%	15%	(2)%
The 9% increase in net new homes orders is driven by a 57% increase in average number of sales locations to 36 average locations in 2014 compared to 23 in the 2013 period, offset by a decrease in absorption rates as the number of orders per sales location decreased in all of our markets. The absorption rates during the first six months of 2013 were strong, totaling 31.3 orders per community, or 1.2 per week, compared to 21.9 sales per community, or 0.8 per week in the 2014 period. Absorption rates in our Southern California division have remained consistent, year over year, with some slowing in our other divisions. Cancellation rates during the 2014 period decreased to 13% from 15% during the 2013 period.

	Six Months Ended June 30,		Increase (Decrease)
	2014	2013	Amount	%
Average Number of Sales Locations
Southern California	10	5	5	100%
Northern California	5	2	3	150%
Arizona	6	6	—	—%
Nevada	9	5	4	80%
Colorado	6	5	1	20%
Total	36	23	13	57%
The average number of sales locations for the Company increased to 36 locations for the six months ended June 30, 2014 compared to 23 for the six months ended June 30, 2013, driven by the opening of communities in all markets except Arizona during 2014. The increase in average number of sales locations is in line with the Company's growth plans as we continue to convert our land supply into home sites for customers.

	Six Months Ended June 30,		Increase (Decrease)
	2014	2013	Amount	%
Number of Homes Closed
Southern California	305	99	206	208%
Northern California	71	53	18	34%
Arizona	105	224	(119)	(53)%
Nevada	100	138	(38)	(28)%
Colorado	31	99	(68)	(69)%
Total	612	613	(1)	—%

During the six months ended June 30, 2014, the number of homes closed decreased by one unit, to 612 from 613 in the 2013 period. There was a 208% increase in Southern California to 305 homes closed in the 2014 period compared to 99 homes closed in the 2013 period, and a 34% increase in Northern California to 71 homes closed in the 2014 period compared to 53 homes closed in the 2013 period. Arizona recorded a 53% decrease in homes closed to 105 in the 2014 period from 224 in the 2013 period, and Nevada saw a 28% decrease in homes closed to 100 in the 2014 period compared to 138 in the 2013 period. Colorado recorded a 69% period over period decrease, closing 31 homes during the 2014 period, compared to 99 during the 2013 period. These decreases were the result of lower beginning balances in the total number of homes in backlog as of the beginning of the period, as the conversion rate between periods was relatively consistent, averaging approximately 70% during the first six months of both 2014 and 2013.

	Six Months Ended June 30,		Increase (Decrease)
	2014	2013	Amount	%
	(dollars in thousands)
Home Sales Revenue
Southern California	$200,276	$54,267	$146,009	269%
Northern California	30,203	17,648	12,555	71%
Arizona	27,998	51,930	(23,932)	(46)%
Nevada	35,541	32,501	3,040	9%
Colorado	14,438	40,736	(26,298)	(65)%
Total	$308,456	$197,082	$111,374	57%
The increase in homebuilding revenue of 57% to $308.5 million for the 2014 period from $197.1 million for the 2013 period is primarily attributable to a 57% increase in the average sales price of homes closed to $504,000 during the 2014 period from $321,500 during the 2013 period. On a same store basis, which represents projects that were open during the comparable periods, average sales price has increased 49% to $443,900 in the 2014 period, from $297,300 in the 2013 period.

	Six Months Ended June 30,		Increase (Decrease)
	2014	2013	Amount	%
Average Sales Price of Homes Closed
Southern California	$656,600	$548,200	$108,400	20%
Northern California	425,400	333,000	92,400	28%
Arizona	266,600	231,800	34,800	15%
Nevada	355,400	235,500	119,900	51%
Colorado	465,700	411,500	54,200	13%
Total	$504,000	$321,500	$182,500	57%

The average sales price of homes closed for the 2014 period increased primarily due to increasing price points, or product mix, of our actively selling projects to “move up” buyers, particularly in California and Nevada. In the Southern California segment, the overall average sales price increase is primarily due to 39 closings with an average sales price exceeding $1,100,000. In the Nevada segment, the overall average sales price increase was driven by 24 closings with an average sales price exceeding $500,000.

	Six Months Ended June 30,
	2014	2013	Increase (Decrease)
Homebuilding Gross Margin Percentage
Southern California	24.2%	23.5%	0.7%
Northern California	29.5%	22.7%	6.8%
Arizona	22.1%	16.9%	5.2%
Nevada	23.3%	20.7%	2.6%
Colorado	13.9%	11.8%	2.1%
Total	24.0%	18.8%	5.2%
Adjusted Homebuilding Gross Margin Percentage	27.4%	25.5%	1.9%
For homebuilding gross margins, the comparison of the six months ended June 30, 2014 and the six months ended June 30, 2013 is as follows:

•
In Northern California, homebuilding gross margins increased 680 basis points to 29.5% in the 2014 period from 22.7% in the 2013 period. The increase was driven by a 28% increase in the average sales price of homes closed to $425,400 for the 2014 period, compared to $333,000 during the 2013 period. On a same store basis, average sales price increases of 45% to $482,000 in the 2014 period compared to $333,000 in the 2013 period.

•
In Arizona, homebuilding gross margins increased 520 basis points to 22.1% in the 2014 period from 16.9% in the 2013 period, due to rising price points of actively selling projects. The increase was due to a 15% increase in the average sales price of homes closed to $266,600 in the 2014 period from $231,800 in the 2013 period, offset by an increase in the average cost per home closed of 8% to $207,800 in the 2014 period from $192,500 in the 2013 period.

•
In Nevada, homebuilding gross margins increased 260 basis points to 23.3% in the 2014 period from 20.7% in the 2013 period attributable to a shift to higher margin projects. The higher margin projects show a 51% increase in the average sales price of homes closed of $355,400 in the 2014 period from $235,500 in the 2013 period, offset by an increase in the average cost per home closed of 46% to $272,600 in the 2014 period to $186,800 in the 2013 period.

•
In Colorado, homebuilding gross margins increased 210 basis points to 13.9% in the 2014 period from 11.8% in the 2013 period attributable to an 13% increase in the average sales price of homes closed of $465,700 in the 2014 period from $411,500 in the 2013 period, offset by an increase in the average cost per home closed of 11% to $401,200 in the 2014 period from $362,800 in the 2013 period.

For the comparison of the six months ended June 30, 2014 and the six months ended June 30, 2013, adjusted homebuilding gross margin percentage, which excludes previously capitalized interest included in cost of sales, was 27.4% for the 2014 period compared to 25.5% for the 2013 period. The increase was primarily a result of the changes discussed for homebuilding gross margins described previously.
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

	Six Months Ended June 30,
	2014	2013
	(dollars in thousands)
Home sales revenue	$308,456	$197,082
Cost of home sales	234,518	159,975
Homebuilding gross margin	73,938	37,107
Add: Interest in cost of sales	10,526	13,160
Adjusted homebuilding gross margin	$84,464	$50,267
Adjusted homebuilding gross margin percentage	27.4%	25.5%
Construction Services Revenue
Construction services revenue, which was entirely recorded in Southern California and Northern California, was $19.6 million for the six months ended June 30, 2014, and $12.0 million million for the six months ended June 30, 2013. The increase is primarily due to an increase in revenue attributable to one project in Northern California.
Sales and Marketing Expense

	Six Months Ended June 30,		Increase (Decrease)
	2014	2013	Amount	%
	(dollars in thousands)
Sales and Marketing Expense
Southern California	$7,418	$3,240	$4,178	129%
Northern California	2,396	1,190	1,206	101%
Arizona	1,385	2,353	(968)	(41)%
Nevada	2,854	1,726	1,128	65%
Colorado	1,429	2,294	(865)	(38)%
Total	$15,482	$10,803	$4,679	43%
Sales and marketing expense as a percentage of homebuilding revenue decreased to 5.0% in the 2014 period compared to 5.5% in the 2013 period, reflecting the impact of higher housing revenues in the current period. This is primarily attributable to a decrease in commission expense as a percentage of home sales revenue to 2.7% in the 2014 period from 3.3% in the 2013 period.

General and Administrative Expense

	Six Months Ended June 30,		Increase (Decrease)
	2014	2013	Amount	%
	(dollars in thousands)
General and Administrative Expense
Southern California	$4,072	$2,957	$1,115	38%
Northern California	2,140	938	1,202	128%
Arizona	1,480	1,343	137	10%
Nevada	2,257	1,472	785	53%
Colorado	1,709	959	750	78%
Corporate	11,497	10,147	1,350	13%
Total	$23,155	$17,816	$5,339	30%
General and administrative expense as a percentage of homebuilding revenues decreased to 7.5% in the 2014 period compared to 9.0% in the 2013 period. This decrease was driven by increased revenues, offset by an increase in salaries and benefits due to increased headcount in the 2014 period.
Other Items
Other operating costs remained approximately consistent at $1.3 million in the 2014 period compared to $1.1 million in the 2013 period.
Interest activity for the six months ended June 30, 2014 and the six months ended June 30, 2013 is as follows (in thousands):

	Six Months Ended June 30,
	2014	2013
Interest incurred	$21,314	$15,000
Less: Interest capitalized	21,314	12,449
Interest expense, net of amounts capitalized	$—	$2,551
Cash paid for interest	$19,671	$14,350
The increase in interest incurred for the six months ended June 30, 2014, compared to the interest incurred for the six months ended June 30, 2013, reflects an increase in the Company's overall debt, offset by a decrease in effective interest rates. Interest capitalized relative to the amount incurred was higher in the 2014 period due to higher qualifying assets in the 2014 period as compared to the 2013 period.
Provision for Income Taxes
During the six months ended June 30, 2014, the Company recorded a provision for income taxes of $10.8 million. The significant drivers of the effective rate are the allocation of income to noncontrolling interests, related party loss recapture, domestic production activities deduction, and release of valuation allowance. The Company did not record a significant provision for income taxes due to a full valuation allowance during the 2013 period.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests increased to $5.1 million during the 2014 period, from $1.8 million during the 2013 period. This is primarily due to the formation of one additional joint venture during fiscal year 2014, resulting in increased activity during the six months ended June 30, 2014 when compared to the same period in the prior year.
Net Income Attributable to William Lyon Homes
As a result of the foregoing factors, net income attributable to William Lyon Homes for the six months ended June 30, 2014, and the six months ended June 30, 2013 was net income of $21.0 million, and $3.3 million, respectively.

Preferred Stock Dividends
The Company did not have preferred stock outstanding during the 2014 period. As such, the Company did not record any amounts for preferred stock dividends in the 2014 period compared to $1.5 million in the 2013 period. The Company’s preferred stock was converted to common stock in conjunction with the Company’s Initial Public Offering (IPO) on May 21, 2013.

Financial Condition and Liquidity
In the six months ended June 30, 2014, the Company delivered 612 homes, with an average selling price of approximately $504,000, and recognized home sales revenues and total revenues of $308.5 million and $329.8 million, respectively.
In the six months ended June 30, 2014, net new home orders increased 9% to 788 in the 2014 period from 721 in the 2013 period, while home closings were flat at 612 in the 2014 period from 613 in the 2013 period. On a consolidated basis, the cancellation rate decreased 2% in the 2014 period to 13%, compared to 15% in the 2013 period. In addition, homebuilding gross margin percentage and adjusted homebuilding gross margin percentage increased to 24.0% and 27.4%, respectively, for the six months ended June 30, 2014, as compared to 18.8% and 25.5%, respectively, for the six months ended June 30, 2013. The increase in gross margins is primarily related to an increase in net sales prices during the period and an increase in absorption, which decreases certain project related costs.
Since its May 2013 initial public offering, which raised approximately $163.7 million of net proceeds, the Company has access to the capital markets while prudently managing leverage and the balance sheet. In October 2013 the Company issued an additional $100.0 million in principal amount of 8 1/2% senior notes, as a "tack-on" to the the original November 2012 issuance at price to par of 106.5% resulting in net proceeds of approximately $104.6 million, and in March 2014 the Company issued $150.0 million in principal amount of 5 3/4% senior notes. These transactions, coupled with the $100.0 million revolving credit facility entered into during August 2013 yields significant liquidity for the Company, while its net debt to capital ratio is 52.1% as of June 30, 2014.
The Company benefits from a sizable and well-located lot supply. As of June 30, 2014, the Company owned 11,614 lots, all of which are entitled, and had options to purchase an additional 2,141 lots. The Company’s lot supply reflects its balanced approach to land investment. The Company has a diverse mix of finished lots available for near-term homebuilding operations and longer-term strategic land positions to support future growth. The Company believes that its current inventory of owned and controlled lots is sufficient to supply the vast majority of its projected future home closings for the next three years and a portion of future home closings for a multi-year period thereafter. The Company’s meaningful supply of owned lots allows it to be selective in identifying new land acquisition opportunities, with a primary focus on optioning and acquiring land to drive closings, revenues and earnings growth in 2016 and beyond, and largely insulates it from the heavy pricing competition for near-term finished lots.
The Company provides for its ongoing cash requirements with the proceeds identified above, as well as from internally generated funds from the sales of homes and/or land sales. During the six months ended June 30, 2014, the Company had cash used in operations of $202.5 million, which included land acquisitions of $238.3 million. In addition, the Company has the option to use additional outside borrowing, form new joint ventures with partners that provide a substantial portion of the capital required for certain projects, and buy land via lot options or land banking arrangements. The Company has financed, and may in the future finance, certain projects and land acquisitions with construction loans secured by real estate inventories, seller-provided financing and land banking transactions. The Company may also draw on its revolving line of credit to fund land acquisitions, as discussed below.

Acquisition of Polygon Northwest Homes
On August 12, 2014, the Company acquired the residential homebuilding operations of Polygon Northwest Homes for an aggregate cash purchase price of $520.0 million, plus an additional approximately $28.0 million at closing pursuant to working capital adjustments reflecting, among other adjustments, additional homebuilding inventory for lots owned and controlled and a reduction in assumed liabilities including accounts payable, in each case as compared to estimates made at the time of execution of the Purchase Agreement, and which cash purchase price remains subject to final working capital adjustment in accordance with the terms of the Purchase Agreement ("the Acquisition"). The Company financed the Acquisition with a combination of proceeds from its issuance of $300 million in aggregate principal amount of 7.00% senior notes due 2022, cash on hand including approximately $100 million of aggregate proceeds from several separate land banking arrangements with respect to land parcels located in California, Washington and Oregon, each of which is entitled but undeveloped, and including parcels acquired in the Acquisition, and $120 million of borrowings under a new one-year senior unsecured loan facility.

7.00% Senior Notes due 2022
On August 11, 2014, WLH PNW Finance Corp., a wholly owned subsidiary of California Lyon (“Escrow Issuer”), completed its private placement with registration rights of 7.00% Senior Notes due 2022 (the “2022 Notes”), in an aggregate principal amount of $300 million. The 2022 Notes were issued at 100% of their aggregate principal amount. On August 12, 2014, in connection with the consummation of the Acquisition, Escrow Issuer merged with and into California Lyon (the “Escrow Merger”), and California Lyon assumed the obligations of the Escrow Issuer under the 2022 Notes and the related indenture by operation of law. Following the Escrow Merger, California Lyon is the obligor under the 2022 Notes, and the 2022 Notes are guaranteed on a senior unsecured basis by the Company and certain of its existing and future wholly owned subsidiaries, including Polygon WLH and the entities acquired through the Acquisition. The net proceeds from the issuance of the 2022 Notes was used to fund a portion of the purchase price for the Acquisition.

Senior Unsecured Facility
On August 12, 2014, the Company entered into a senior unsecured loan facility (the “Senior Unsecured Facility”), pursuant to which the Company borrowed $120 million in order to pay a portion of the purchase price for the Acquisition (the “Senior Unsecured Loan”). The Senior Unsecured Loan will bear interest at an annual rate equal to a Eurodollar rate (subject to a minimum “floor” of 1.00%), plus an initial margin, which margin will increase by 0.50% every three months after August 12, 2014 that the Senior Unsecured Loan remains outstanding, subject to an interest rate cap. The Senior Unsecured Facility will initially mature on the one-year anniversary of August 12, 2014, and may be prepaid in whole or in part prior to maturity without penalty. Any Senior Unsecured Loan that has not been previously repaid in full on or prior to the initial maturity date will be automatically converted into a senior term loan facility, which could be exchanged at the option of the lenders thereunder in whole or in part for senior exchange notes. The obligations of California Lyon under the Senior Unsecured Facility are guaranteed by the same entities that are guarantors under the existing Revolving Credit Facility, and the Senior Unsecured Facility ranks pari passu with California Lyon’s existing and future unsecured indebtedness.

5 3/4% Senior Notes Due 2019
On March 31, 2014, William Lyon Homes, Inc., a California corporation and wholly-owned subsidiary of Parent (“California Lyon”) completed its offering of 5.75% Senior Notes due 2019 (the "5.75% Notes"), in an aggregate principal amount of $150 million. The 5.75% Notes were issued at 100% of their aggregate principal amount.
As of June 30, 2014, the outstanding amount of the notes was $150 million. The notes bear interest at a rate of 5.75% per annum, payable semiannually in arrears on April 15 and October 15, and mature on April 15, 2019. The 5.75% Notes are unconditionally guaranteed on a senior unsecured basis by Parent and certain of its existing and future direct and indirect wholly-owned subsidiaries. The 5.75% Notes and the related guarantees are California Lyon’s and the guarantors’ unsecured senior obligations and rank equally in right of payment with all of California Lyon’s and the guarantors’ existing and future unsecured senior debt, including California Lyon’s $425 million in aggregate principal amount of 8.5% Senior Notes due 2020, as described below. The 5.75% Notes rank senior in right of payment to all of California Lyon’s and the guarantors’ future subordinated debt. The 5.75% Notes and the guarantees are and will be effectively junior to California Lyon’s and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such debt.
The indenture governing the 5.75% Notes contains covenants that limit the ability of Parent, California Lyon, and their restricted subsidiaries to, among other things: (i) incur or guarantee certain additional indebtedness; (ii) pay dividends, distributions, or repurchase equity or make payments in respect of subordinated indebtedness; (iii) make certain investments; (iv) sell assets; (v) incur liens; (vi) enter into agreements restricting the ability of the Company’s restricted subsidiaries to pay dividends or transfer assets; (vii) enter into transactions with affiliates; (viii) create unrestricted subsidiaries; and (viii) consolidate, merge or sell all or substantially all of its assets. These covenants are subject to a number of important exceptions and qualifications as described in the Indenture. The Company was in compliance with all such covenants as of June 30, 2014.

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
As of June 30, 2014 the outstanding principal amount of the 8.5% Notes was $431 million. The 8.5% Notes bear interest at a rate of 8.5% per annum, payable semiannually in arrears on May 15 and November 15, and mature on November 15, 2020. The 8.5% Notes are are unconditionally guaranteed on a joint and several unsecured basis by Parent and by certain of its existing and future subsidiaries. The 8.5% Notes are California Lyon's and the guarantors' senior unsecured obligations. The 8.5% Notes and the guarantees rank senior to all of California Lyon’s and the guarantors’ existing and future subordinated debt, and rank equally in right of payment with all of California Lyon's and the guarantors' existing and future unsecured senior debt, including the 5.75% Notes. The 8.5% Notes and the guarantees are and will be effectively junior to any of California Lyon’s and the guarantors’ existing and future secured debt.
The indenture governing the 8.5% Notes contains covenants that limit the ability of Parent, California Lyon and their restricted subsidiaries to, among other things: (i) incur or guarantee certain additional indebtedness; (ii) pay dividends or make other distributions or repurchase stock; (iii) make certain investments; (iv) sell assets; (v) incur liens; (vi) enter into agreements restricting the ability of the Company’s restricted subsidiaries to pay dividends or transfer assets; (vii) enter into transactions with affiliates; (viii) create unrestricted subsidiaries; and (viii) consolidate, merge or sell all or substantially all of its assets. These covenants are subject to a number of important exceptions and qualifications as described in the Indenture. The Company was in compliance with all such covenants as of June 30, 2014.
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
On July 3, 2014, California Lyon and the lenders party thereto entered into an amendment to our $100.0 million revolving credit facility, which amendment, among other changes, incorporated a minimum borrowing base availability of $50.0 million and increased the maximum leverage ratio from 60% to 75% for the first four quarters following the Acquisition.
Borrowings under the Facility, the availability of which is subject to a borrowing base formula, are required to be guaranteed by the Company and certain of the Company’s wholly-owned subsidiaries, are secured by a pledge of all equity interests held by such guarantors, and may be used for general corporate purposes. As of June 30, 2014, the Facility was undrawn.
Construction Notes Payable

Certain of the Company's consolidated joint ventures have entered into construction notes payable agreements. The issuance date, total availability under each facility outstanding, maturity date and interest rate are listed in the table below as of June 30, 2014:

Issuance Date	Facility Size	Outstanding	Maturity	Current Rate
March, 2014	$26.0	$3.7	October, 2016	3.15%	(1)
December, 2013	18.6	10.9	January, 2016	4.25%	(1)
June, 2013	28.0	15.3	June, 2016	4.00%	(2)
	$72.6	$29.9
(1) Loan bears interest at the Company's option of either LIBOR +3.0% or the prime rate +1.0%.
(2) Loan bears interest at the prime rate +0.5%, with a rate floor of 4.0% .

Seller Financing
At June 30, 2014, the Company had $6.0 million of notes payable outstanding related to two land acquisitions for which seller financing was provided. The first note had a balance of $4.7 million as of June 30, 2014, bears interest at 7% per annum, is secured by the underlying land, and matures in May 2015. The second land acquisition consists of two separate notes, the first having a balance of $0.5 million as of June 30, 2014 and maturing in October 2014, and the second having a balance of $0.9 million as of June 30, 2014 and maturing in January 2015. Both notes bear interest at 4% per annum.

Net Debt to Total Capital
The Company’s ratio of net debt to net book capital was 52.1% and 39.7% as of June 30, 2014 and December 31, 2013, respectively. The ratio of net debt to net book capital is a non-GAAP financial measure, which is calculated by dividing notes payable and Senior Notes, net of cash and cash equivalents and restricted cash, by net book capital (notes payable and Senior Notes, net of cash and cash equivalents and restricted cash, plus redeemable convertible preferred stock and total equity (deficit)). The Company believes this calculation is a relevant and useful financial measure to investors in understanding the leverage employed in its operations, and may be helpful in comparing the Company with other companies in the homebuilding industry to the extent they provide similar information. See table set forth below reconciling this non-GAAP measure to the ratio of debt to total capital.

	Successor
	June 30, 2014	December 31, 2013
	(dollars in thousands)
Notes payable and Senior Notes	$616,638	$469,355
Total equity	472,159	450,794
Total capital	$1,088,797	$920,149
Ratio of debt to total capital	56.6%	51.0%
Notes payable and Senior Notes	$616,638	$469,355
Less: Cash and cash equivalents and restricted cash	(103,285)	(172,526)
Net debt	513,353	296,829
Total equity	472,159	450,794
Total capital	$985,512	$747,623
Ratio of net debt to total capital	52.1%	39.7%
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
The Company participated in one land banking arrangement that was not a variable interest entity in accordance with FASB ASC Topic 810, Consolidation (“ASC 810”), but was consolidated in accordance with FASB ASC Topic 470, Debt (“ASC 470”). Under the provisions of ASC 470, the Company had determined it is economically compelled, based on certain factors, to purchase the land in the land banking arrangement. The remaining lots under the above land banking agreement were purchased by the Company during April 2014. Therefore, the Company had recorded the remaining purchase price of the land of $13.0 million as of December 31, 2013, respectively, which was included in real estate inventories not owned and liabilities from inventories not owned in the accompanying balance sheet.
Summary information with respect to the Company’s land banking arrangements is as follows as of the periods presented (dollars in thousands):

December 31, 2013
Total number of land banking projects	1
Total number of lots	610
Total purchase price	$161,465
Balance of lots still under option and not purchased:
Number of lots	65
Purchase price	$12,960
Forfeited deposits if lots are not purchased	$9,210

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
As of June 30, 2014 and December 31, 2013, the Company’s had no investment in and advances to unconsolidated joint ventures.
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
Cash Flows—Comparison of the Six Months Ended June 30, 2014 to the Six Months Ended June 30, 2013
For the six months ended June 30, 2014 and 2013, the comparison of cash flows is as follows:

•
Net cash used in operating activities increased to $202.5 million in the 2014 period from $66.7 million in the 2013 period. The change was primarily a result of (i) a net increase in real estate inventories-owned of $257.5 million in the 2014 period primarily driven by $238.3 million in land acquisitions, compared to an increase of $68.9 million in the 2013 period, and (ii) consolidated net income of $26.1 million in the 2014 period compared $6.6 million in the 2013 period, offset by (iii)  an increase in receivables of $1.0 million in the 2014 period compared to an increase of $14.6 million in the 2013 period primarily attributable to the timing of proceeds received from escrow for home closings, (iv) an increase in accounts payable of $13.9 million in the 2014 period compared to $2.9 million in the 2013 period due to timing of payments, and (v) an increase in accrued expenses of $9.9 million in the 2014 period compared to an increase of $2.4 million in the 2013 period primarily due to an increase in taxes payable and the timing of payments.

•
Net cash used in investing activities was $1.6 million in the 2014 period compared to $1.5 million in the 2013 period, as a result of purchases of property and equipment of $1.6 million in the 2014 period, compared to $1.5 million in the 2013 period.

•
Net cash provided by financing activities decreased to $135.3 million in the 2014 period from $203.6 million in the 2013 period. The change was primarily as a result of (i) proceeds from issuance of 5 3/4% Senior notes of $150.0 million in the 2014 period, with no comparable amount in the 2013 period, offset by (ii) proceeds from the issuance of common stock during the 2013 period of $179.4 million compared to $0.3 million in the 2014 period, and (iii) net principal payments on notes payable of $4.5 million in the 2014 period as compared to net borrowings of $22.1 million in the 2013 period.

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
Description of Projects and Communities Under Development
The Company’s homebuilding projects usually take two to five years to develop. The following table presents project information relating to each of the Company’s homebuilding operating segments as of June 30, 2014 and only includes projects with lots owned as of June 30, 2014, lots consolidated in accordance with certain accounting principles as of June 30, 2014 or homes closed for the quarter ended June 30, 2014.

Project (County or City)	Year of First Delivery	Estimated Number of Homes at Completion (1)	Cumulative Homes Closed as of June 30, 2014 (2)	Backlog at June 30, 2014 (3) (4)	Lots Owned as of June 30, 2014 (5)	Homes Closed for the Period Ended June 30, 2014	Sales Price Range (6)
SOUTHERN CALIFORNIA
Orange County:
Dana Point
Dana Point SFA	2015	37	—	—	37	—	$2,100,000 - 2,450,000
Irvine
Agave	2013	96	62	18	34	18	$ 533,000 - 623,000
Lyon Branches (7)	2013	48	48	—	—	5	$ 1,035,000 - 1,200,000
Willow Bend	2013	58	58	—	—	12	$ 1,155,000 - 1,325,000

Lyon Whistler (7)	2013	83	29	33	54	18	$ 930,000 - 1,075,000
Ladera Ranch
Covenant Hills	2015	14	—	—	14	—	$ 2,500,000 - 2,650,000
Rancho Mission Viejo
Lyon Cabanas	2013	97	46	15	51	25	$ 364,000 - 448,000
Lyon Villas	2013	96	49	17	47	20	$ 427,000 - 503,000
Los Angeles County:
Glendora
Glendora SFD	2014	121	—	—	47	—	$ 1,250,000 - 1,625,000
Hawthorne
360 South Bay (8):
The Flats	2010	188	175	5	13	23	$ 409,000 - 579,000
The Rows	2012	94	82	7	12	19	$ 550,000 - 720,000
The Lofts	2013	9	9	—	—	1	$ 431,000
The Townes	2013	96	41	20	55	10	$ 620,000 - 713,000
The Terraces	2014	93	12	33	81	6	$ 710,000 - 850,000
Lakewood
Canvas	2015	72	—	—	72	—	$ 420,000 - 450,000
Claremont
Meadow Park	2015	95	—	—	95	—	$277,000 - 483,000
San Diego County:
Escondido
Contempo	2013	84	55	19	29	23	$ 309,000 - 368,000
San Diego
Atrium	2014	80	—	50	80	—	$ 365,000 - 460,000
Riverside County:
Riverside
Bridle Creek	2015	10	—	—	10	—	$ 500,000 - 542,000
SkyRidge	2014	90	—	—	90	—	$ 480,000 - 520,000
TurnLeaf
Crossings	2014	146	—	—	26	—	$ 502,000 - 550,000
Coventry	2014	154	—	—	13	—	$ 540,000 - 572,000
San Bernardino County:
Upland
The Orchards (Sultana) (7)
Citrus Court (7)	2015	77	—	—	77	—	$ 330,000 - 382,000
Citrus Pointe (7)	2015	132	—	—	132	—	$ 346,000 - 385,000
Yucaipa
Cedar Glen	2015	143	—	—	143	—	$ 274,000 - 285,000
SOUTHERN CALIFORNIA TOTAL		2,213	666	217	1,212	180

NORTHERN CALIFORNIA
Alameda County
Newark
Villages I	2016	115	—	—	115	—	$ 500,000 - 588,000
Villages II	2016	138	—	—	138	—	$ 580,000 - 640,000
Villages III	2015	106	—	—	106	—	$ 635,000 - 670,000
Villages IV	2015	111	—	—	111	—	$ 680,000 - 720,000
Villages V	2015	77	—	—	77	—	$ 753,000 - 793,000
Dublin
Terrace Ridge	2015	36	—	—	36	—	TBD

Contra Costa County:
Pittsburgh
Vista Del Mar
Villages II (7)	2013	52	36	9	16	9	$ 365,000 - 409,000
Vineyard II (7)	2012	131	88	7	43	9	$ 479,000 - 502,000
Victory II (7)	2014	104	—	1	44	—	$ 515,000 - 575,000
Brentwood
Palmilla
El Sol (7)	2014	52	—	12	52	—	$ 326,000 - 350,000
Cielo (7)	2014	57	—	13	57	—	$ 371,000 - 441,000
Antioch
Oak Crest	2013	130	22	24	108	10	$ 389,000 - 439,000
San Joaquin County:
Tracy
Maplewood	2015	59	—	2	59	—	$ 425,000 - 510,000
Santa Clara County:
Morgan Hill
Brighton Oaks	2015	110	—	—	110	—	$ 470,000 - 535,000
Mountain View
Guild 33	2015	33	—	—	33	—	$980,000 - $1,195,000
NORTHERN CALIFORNIA TOTAL		1,311	146	68	1,105	28

Project (County or City)	Year of First Delivery	Estimated Number of Homes at Completion (1)	Cumulative Homes Closed as of June 30, 2014 (2)	Backlog at June 30, 2014 (3) (4)	Lots Owned as of June 30, 2014 (5)	Homes Closed for the Period Ended June 30, 2014	Sales Price Range (6)
ARIZONA
Maricopa County:
Queen Creek
Hastings Farm
Villas	2012	337	274	29	63	22	$ 166,000 - 206,000
Manor	2012	141	138	3	3	3	$ 239,000 - 287,000
Estates	2012	153	100	13	53	11	$ 294,000 - 349,000
Meridian
Harvest	2015	448	—	—	448	—	$ 188,000 - 219,000
Homestead	2015	562	—	—	562	—	$ 222,000 - 272,000
Harmony	2015	505	—	—	505	—	$ 249,000 - 264,000
Horizons	2015	425	—	—	425	—	$ 293,000 - 323,000
Heritage	2015	370	—	—	370	—	$ 335,000 - 378,000
Mesa
Lehi Crossing
Settlers Landing	2012	235	68	11	167	13	$ 221,000 - 261,000
Wagon Trail	2013	244	47	9	197	5	$ 238,000 - 295,000
Monument Ridge	2013	248	18	8	230	1	$ 261,000 - 334,000
Peoria
Agua Fria	2015	197		—	197	—	$164,000 - 198,000
Surprise
Rancho Mercado
Cluster	2016	402	—	—	402	—	$ 164,000 - 176,000
45s	2016	457	—	—	457	—	$ 178,000 - 219,000

53s	2016	395	—	—	395	—	$ 199,000 - 253,000
58s	2016	239	—	—	239	—	$ 216,000 - 284,000
63s	2017	182	—	—	182	—	$ 272,000 - 320,000
75s	2017	221	—	—	221	—	$ 359,000 - 407,000
Gilbert
Lyon’s Gate	2016	189	—	—	189	—	$ 208,000 - 218,000
ARIZONA TOTAL		5,950	645	73	5,305	55
NEVADA
Clark County:
North Las Vegas
Tierra Este	2013	114	12	7	102	4	$ 205,000 - 230,000
Rhapsody	2014	63	16	7	47	11	$ 218,000 - 245,000
Las Vegas
Serenity Ridge	2013	108	54	14	54	9	$ 472,000 - 552,000
Tularosa at Mountain’s Edge .	2011	140	140	—	—	—	$ 227,000 - 269,000
West Park Villas	2006	191	191	—	—	2	$ 207,000 - 238,000
Mesa Canyon	2013	49	38	10	11	14	$ 290,000 - 310,000
Lyon Estates	2014	128	6	9	122	2	$ 470,000 - 525,000
Sterling Ridge
Grand	2014	137	—	35	62	—	$ 710,000 - 766,000
Premier	2014	62	—	35	45	—	$ 848,000 - 915,000
Tuscan Cliffs	2014	77	—	—	77	—	$ 718,000 - 768,000
Brookshire	2015	133	—	—	133	—	$ 370,000 - 533,000
Henderson
Lago Vista	2016	51	—	—	51	—	TBD
Nye County:
Pahrump
Mountain Falls
Series I	2011	211	86	3	125	10	$ 145,000 - 174,000
Series II	2014	218	1	3	217	1	$ 216,000 - 299,000
Land (9)	N/A	—	—	—	1,925	—	N/A
NEVADA TOTAL		1,682	544	123	2,971	53

Project (County or City)	Year of First Delivery	Estimated Number of Homes at Completion (1)	Cumulative Homes Closed as of June 30, 2014 (2)	Backlog at June 30, 2014 (3) (4)	Lots Owned as of June 30, 2014 (5)	Homes Closed for the Period Ended June 30, 2014	Sales Price Range (6)
COLORADO
Arapahoe County
Aurora Southshore
Hometown	2014	68	—	3	68	—	$ 319,000 - 354,000
Generations	2014	64	—	1	64	—	$ 375,000 - 430,000
Harmony	2014	52	—	—	52	—	$ 410,000 - 489,000
Signature	2014	37	—	—	37	—	$ 525,000 - 578,000
Douglas County
Castle Rock
Cliffside	2014	49	2	11	47	2	$ 457,000 - 535,000
Parker
Canterberry	2014	37	—	7	37	—	$ 309,000 - 344,000
Idyllwilde	2012	42	42	—	—	—	(10)
Grand County
Granby Ranch	2012	54	19	4	35	1	$ 417,000 - 511,000
Jefferson County
Arvada
Candelas	2014	66	18	23	26	14	$ 369,000 - 420,000
Candelas II
Generations	2014	91	—	—	91	—	TBD
4300's	2015	110	—	—	110	—	TBD
Leydon Rock
Garden	2014	56	—	—	56	—	$ 380,000 - 423,000
Park	2014	78	—	—	78	—	$ 365,000 - 405,000
Larimer County
Fort Collins
Sonnet	2014	179	—	7	179	—	$ 341,000 - 410,000
Park	2014	92	3	7	89	3	$ 312,000 - 347,000
Loveland
Lakes at Centerra	2014	200	—	—	52	—	TBD
COLORADO TOTAL		1,275	84	63	1,021	20
GRAND TOTALS		12,431	2,085	544	11,614	336

(1)
The estimated number of homes to be built at completion is subject to change, and there can be no assurance that the Company will build these homes. Includes lots owned, controlled or previously closed as of periods presented.

(2)	“Cumulative Homes Closed” represents homes closed since the project opened, and may include prior years, in addition to the homes closed during the current year presented.

(3)	Backlog consists of homes sold under sales contracts that have not yet closed, and there can be no assurance that closings of sold homes will occur.

(4)	Of the total homes subject to pending sales contracts as of June 30, 2014, 463 represent homes completed or under construction.

(5)	Lots owned as of June 30, 2014 include lots in backlog at June 30, 2014.

(6)	Sales price range reflects the most recent pricing updates of the base price only and excludes any lot premium, buyer incentive and buyer selected options, which vary from project to project.

(7)	Project is a joint venture and is consolidated as a VIE in accordance with ASC 810, Consolidation.

(8)
All or a portion of the lots in this project are not owned as of June 30, 2014. The Company consolidated the purchase price of the lots in accordance with certain accounting rules, and considers the lots owned at June 30, 2014.

(9)
Represents a parcel of land held for future development. It is unknown when the Company plans to develop homes on this land, thus the “year of first delivery” and “sales price range” are not applicable.

(10)	Project is completely sold out, therefore the sales price range is not applicable as of June 30, 2014.
Income Taxes
See Note 8 of “Notes to Condensed Consolidated Financial Statements” for a description of the Company’s income taxes.
Related Party Transactions
See Note 7 of “Notes to Condensed Consolidated Financial Statements” for a description of the Company’s transactions with related parties.
Critical Accounting Policies
The Company’s financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and costs and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those which impact its most critical accounting policies. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, the Company’s most critical accounting policies are debtor in possession accounting; fresh start accounting; real estate inventories and cost of sales; impairment of real estate inventories; sales and profit recognition; variable interest entities; and income taxes. Management believes that there have been no significant changes to the Company’s critical accounting policies during the six months ended June 30, 2014, as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Annual Report on Form 10-K for the year ended December 31, 2013.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
The Company’s exposure to market risk for changes in interest rates relates to the Company’s floating rate debt with a total outstanding balance at June 30, 2014 of $29.9 million where the interest rate is variable based upon certain bank reference or prime rates. The average prime rate during the three months ended June 30, 2014 was 3.25%. If variable interest rates were to increase by 10%, there would be no impact on the Company’s condensed consolidated financial statements because the outstanding debt has an interest rate floor of 4.0% to 5.0%.
The following table presents principal cash flows by scheduled maturity, interest rates and the estimated fair value of our long-term fixed rate debt obligations as of June 30, 2014 (dollars in thousands):

	Years ending December 31,					Thereafter	Total	Fair Value at March 31, 2014
	2014	2015	2016	2017	2018
Fixed rate debt	$486	$5,542	$—	$—	$—	$575,000	$581,028	$635,268
Interest rate	4.0%	7.0%	—	—	—	7.8%	—	—
The Company does not utilize swaps, forward or option contracts on interest rates, foreign currencies or commodities, or other types of derivative financial instruments as of or during the six months ended June 30, 2014. The Company does not enter into or hold derivatives for trading or speculative purposes.

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
Evaluation of Disclosure Controls and Procedures. We carried out an evaluation as of June 30, 2014, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of June 30, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting. Our management determined that as of June 30, 2014, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
You should carefully consider the risks described in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2013, as our business, financial condition and results of operations could be adversely affected by any of the risks and uncertainties described therein. Other than as provided below, there have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.
Risks Related to Our Indebtedness
We have substantial outstanding indebtedness and may incur additional debt in the future.
We are highly leveraged. At June 30, 2014, after giving pro forma effect to the issuance and sale of the 2022 Notes, the Escrow Merger and borrowings of $120.0 million under the Senior Unsecured Facility, the total outstanding principal amount of our debt was $1,030.9 million. In addition, we have the ability to incur additional indebtedness under our Revolving Credit Facility with aggregate borrowing capacity of $100.0 million and under or project-level financing facilities. As of June 30, 2014, we would have had approximately $134.2 million of additional borrowing capacity under our Revolving Credit Facility and our project-level financing facilities. Moreover, the terms of the indenture governing our 2022 Notes, 2020 notes and 2019 notes permit us to incur additional debt, and the Senior Unsecured Facility and the Revolving Credit Facility permit us to incur additional debt, subject to certain restrictions. Our high level of indebtedness could have detrimental consequences, including the following:

•
our ability to obtain additional financing as needed for working capital, land acquisition costs, building costs, other capital expenditures, or general corporate purposes, or to refinance existing indebtedness before its scheduled maturity, may be limited;

•	we will need to use a substantial portion of cash flow from operations to pay interest and principal on our indebtedness, which will reduce the funds available for other purposes;

•
if we are unable to comply with the terms of the agreements governing our indebtedness, the holders of that indebtedness could accelerate that indebtedness and exercise other rights and remedies against us;

•
if we have a higher level of indebtedness than some of our competitors, it may put us at a competitive disadvantage and reduce our flexibility in planning for, or responding to, changing conditions in the industry, including increased competition; and

•	the terms of any refinancing may not be as favorable as the debt being refinanced.

We cannot be certain that cash flow from operations will be sufficient to allow us to pay principal and interest on our debt, support operations and meet other obligations. If we do not have the resources to meet these and other obligations, we may be required to refinance all or part of our outstanding debt, sell assets or borrow more money. We may not be able to do so on acceptable terms, in a timely manner, or at all. If we are unable to refinance our debt on acceptable terms, we may be forced to dispose of our assets on disadvantageous terms, potentially resulting in losses. Defaults under our debt agreements could have a material adverse effect on our business, prospects, liquidity, financial condition or results of operations.
The agreements governing our debt impose significant operating and financial restrictions, which may prevent us from capitalizing on business opportunities and taking some corporate actions.
The agreements governing our debt impose significant operating and financial restrictions. These restrictions limit our ability, among other things, to:

•	incur or guarantee additional indebtedness or issue certain equity interests;

•	pay dividends or distributions, repurchase equity or prepay subordinated debt;

•	make certain investments;

•	sell assets;

•	incur liens;

•	create certain restrictions on the ability of restricted subsidiaries to transfer assets;

•	enter into transactions with affiliates;

•	create unrestricted subsidiaries; and

•	consolidate, merge or sell all or substantially all of our assets.

Our July 3, 2014 amendment to our Revolving Credit Facility incorporated, among other changes, a minimum borrowing base availability of $50.0 million and increased the maximum leverage ratio from 60% to 75% for the first four fiscal quarters following the Polygon Acquisition. Pursuant to the amendment, the minimum borrowing base availability is scheduled to decrease sequentially by $5.0 million the first day after each fiscal quarter end, commencing on January 1, 2015. In addition, the maximum leverage ratio will decrease from 75% to 70% on the last day of the fifth fiscal quarter following the closing of the Polygon Acquisition, and for the fiscal quarters thereafter, will return to 60%. We cannot assure you that we will have adequate liquidity to meet our obligations, including our obligations with respect to our outstanding senior notes and our other indebtedness, once the minimum borrowing base availability declines or falls away, nor can we assure you that we will be in compliance with our maximum leverage ratio covenant once the required level reverts to 60%. After giving pro forma effect to the issuance and sale of the 2022 Notes, the Escrow Merger and borrowings of $120.0 million under the Senior Unsecured Facility and the use of proceeds therefrom, our leverage ratio as of June 30, 2014, as calculated under the Revolving Credit Facility, would have been 67.8%. Failure to have sufficient borrowing base availability in the future or to be in compliance with our maximum leverage ratio under the Revolving Credit Facility could have a material adverse effect on our operations and financial condition.

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

Risks Related to the Polygon Acquisition
We have incurred and will continue to incur significant transaction and acquisition-related integration costs in connection with the Polygon Acquisition.
We incurred significant transaction costs in connection with the execution and consummation of the Polygon Acquisition as well as the financing transactions in connection therewith. In addition, we are currently implementing a plan to integrate the residential homebuilding operations of Polygon Northwest Homes following the closing of the Polygon Acquisition on August 12, 2014. Although we anticipate achieving synergies in connection with the Polygon Acquisition, we also expect to incur costs implementing such cost savings measures. We cannot identify the timing, nature and amount of all such charges as of the date of this quarterly report. Although we believe that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, will offset incremental transaction- and acquisition-related costs over time, this net benefit may not be achieved in the near term, or at all. We have identified some, but not all, of the actions necessary to achieve our anticipated cost and operational savings. Accordingly, the cost and operational savings may not be achievable in our anticipated amount or timeframe or at all.
We and Polygon Northwest Homes will be subject to business uncertainties after the consummation of the Polygon Acquisition that could adversely affect our and its business.
Uncertainty about the effect of the Polygon Acquisition on employees and customers may have an adverse effect on us and Polygon Northwest Homes. Although we and Polygon Northwest Homes intend to take actions to reduce any adverse effects, these uncertainties may impair our and their ability to attract, retain and motivate key personnel for a period of time after completion of the Polygon Acquisition. These uncertainties could cause customers, suppliers and others that deal with us and Polygon Northwest Homes to seek to change existing business relationships with us and Polygon Northwest Homes.
Additionally, employee retention could be reduced after the consummation of the Polygon Acquisition, as employees may experience uncertainty about their future roles or encounter difficulties in the integration process. The successful integration of Polygon Northwest Homes after completion of the Polygon Acquisition will depend, in part, upon our ability to retain the employees and members of senior management following the Polygon Acquisition. If, despite our and Polygon Northwest Homes’ retention efforts, key employees or members of senior management depart before or after consummation of the Polygon Acquisition, our business could be harmed and we may not realize all of the expected benefits of the Polygon Acquisition.
The unaudited pro forma condensed combined financial statements filed on Form 8-K on July 30, 2014 were presented for illustrative purposes only and do not purport to be an indication of our financial condition or results of operations following the Polygon Acquisition.
The unaudited pro forma condensed combined financial statements filed on Form 8-K on July 30, 2014 were presented for illustrative purposes only, are based on various adjustments and assumptions, many of which are preliminary, and do not purport to be an indication of our financial condition or results of operations following the Polygon Acquisition. Our actual financial condition and results of operations following the Polygon Acquisition may not be consistent with, or evident from, these pro forma condensed combined financial statements. In addition, the assumptions used in preparing the pro forma financial information may not prove to be accurate, and other factors may affect our financial condition or results of operations following the Polygon Acquisition.
We have made certain assumptions relating to the Polygon Acquisition that may prove to be materially inaccurate.
We have made certain assumptions relating to the Polygon Acquisition, including, for example:

•	projections of Polygon Northwest Homes’ future revenues;

•	the amount of goodwill and intangibles that will result from the acquisition;

•	certain other purchase accounting adjustments that we expect will be recorded in our financial statements in connection with the Polygon Acquisition;

•	acquisition costs, including transaction and integration costs; and

•	other financial and strategic rationales and risks of the acquisition.
While management has made such assumptions in good faith and believes them to be reasonable, the assumptions may turn out to be materially inaccurate, including for reasons beyond our control.  If these assumptions are incorrect we may change or modify our assumptions, such change or modification could have a material adverse effect on our financial condition or results of operations.
We may write-off intangible assets, such as goodwill.

We expect to record intangible assets, including goodwill in connection with the Polygon Acquisition.  On an ongoing basis, we will evaluate whether facts and circumstances indicate any impairment of the value of intangible assets.  As circumstances change, we cannot assure you that the value of these intangible assets will be realized by us.  If we determine that a significant impairment has occurred, we will be required to write-off the impaired portion of intangible assets, which could have a material adverse effect on our results of operations in the period in which the write-off occurs.
Prior to the Polygon Acquisition, Polygon Northwest Homes was a privately-held company and its new obligations of being a part of a public company may require significant resources and management attention.
Upon consummation of the Polygon Acquisition, the entities acquired from Polygon Northwest Homes became subsidiaries of our consolidated Company, and will need to comply with the Sarbanes-Oxley Act of 2002 and the rules and regulations subsequently implemented by the SEC and the Public Company Accounting Oversight Board. We will need to ensure that Polygon Northwest Homes establishes and maintains effective disclosure controls as well as internal controls and procedures for financial reporting, and such compliance efforts may be costly and may divert the attention of management.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosure
Not applicable.

Item 5.	Other Information
Not applicable.

Item 6.	Exhibits
Exhibit Index

Exhibit No.	Description

2.1
Purchase and Sale Agreement, dated as of June 22, 2014, by and among PNW Home Builders, L.L.C., PNW Home Builders North, L.L.C., PNW Home Builders South, L.L.C., Crescent Ventures, L.L.C. and William Lyon Homes, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on June 23, 2014).

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

WILLIAM LYON HOMES,
a Delaware corporation

Date: August 13, 2014	By:	/S/ COLIN T. SEVERN
Colin T. Severn
Vice President, Chief Financial Officer (Principal Accounting Officer and Duly Authorized Signatory)

Exhibit Index

Exhibit No.	Description

2.1
Purchase and Sale Agreement, dated as of June 22, 2014, by and among PNW Home Builders, L.L.C., PNW Home Builders North, L.L.C., PNW Home Builders South, L.L.C., Crescent Ventures, L.L.C. and William Lyon Homes, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on June 23, 2014).

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